Form 10-Q
period 1994-03-31
RPS REALTY TRUST
filed 1994-05-13
CIK 842183

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549
                                   FORM 10-Q




 X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - ---         EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1994

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- - ---         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ........... to ...........


Commission file number 1-10093


                                RPS REALTY TRUST
                                ----------------
            (Exact name of registrant as specified in its charter.)

MASSACHUSETTS                                                        13-6908486
- - -------------                                                        ----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)


733 Third Avenue, New York, New York                                      10017
- - ------------------------------------                                      -----
(Address of principal executive offices)                             (Zip Code)


                                  212-370-8585
                                  ------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X        No
    --------       --------

Number of shares of beneficial interest ($.10 par value) of the Registrant outstanding as of May 5, 1994: 28,492,421.

RPS REALTY TRUST                    FORM 10-Q                   MARCH 31, 1994





                                   I N D E X





Part I. FINANCIAL INFORMATION                                                   PAGE NO.
                                                                                --------
Item 1. Financial Statements

  Consolidated Balance Sheets - March 31, 1994 (unaudited) and
   December 31, 1993 (audited) ........................................................3


  Consolidated Statements of Operations (unaudited) - Three Months Ended
   March 31, 1994 and 1993 ............................................................4


  Consolidated Statement of Shareholders' Equity (unaudited) - Three Months Ended
   March 31, 1994......................................................................5


  Consolidated Statements of Cash Flows (unaudited) - Three Months Ended
   March 31, 1994 and 1993.............................................................6


  Notes to Consolidated Financial Statements...........................................7


Item 2.

  Management's Discussion and Analysis of Financial Condition
   and Results of Operations..........................................................11


Part II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K..............................................12

RPS REALTY TRUST                   FORM 10-Q                    MARCH 31, 1994



                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL  STATEMENTS

                          CONSOLIDATED BALANCE SHEETS

                                                                                                        March 31,    December 31,
                                                                                                         1994           1993
                                                                                                      -----------    ------------
                                                                                                      (Unaudited)       (Audited)
ASSETS:

Mortgage Loans Receivable
    (Net of allowance for possible loan losses of $9,157,236
    in 1994 and $23,724,537 in 1993)                                                                 $ 74,541,677    $100,692,130
Short-term Investments                                                                                 60,759,068      37,747,388
Investment In Real Estate-Net                                                                          33,893,399      33,740,202
Interest and Accounts Receivable                                                                       11,576,457       9,977,893
Deferred Acquisition Expenses
    (Net of accumulated amortization of $1,171,308 in 1994
    and $1,121,842 in 1993)                                                                             2,500,505       2,549,971
Cash                                                                                                      789,328       1,053,375
Other Assets                                                                                              791,866         659,037
                                                                                                     ------------    ------------

    TOTAL ASSETS                                                                                     $184,852,300    $186,419,996
                                                                                                     ============    ============


LIABILITIES AND SHAREHOLDERS' EQUITY


LIABILITIES:

Mortgages Payable                                                                                    $  4,968,325    $  5,027,023
Distributions Payable                                                                                   2,279,394       2,285,058
Accounts Payable and Accrued Expenses                                                                   1,510,554       1,430,273
Deposits on Sale of Loans                                                                                  -            1,365,042
                                                                                                     ------------    ------------

    TOTAL LIABILITIES                                                                                   8,758,273      10,107,396

    SHAREHOLDERS' EQUITY                                                                              176,094,027     176,312,600
                                                                                                     ------------    ------------

    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                       $184,852,300    $186,419,996
                                                                                                     ============    ============





                 See notes to consolidated financial statements

RPS REALTY TRUST                   FORM 10-Q                    MARCH 31, 1994





               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                                                              FOR THE THREE MONTHS ENDED
                                                                      March 31,
                                                       -------------------------------------

                                                              1994           1993
                                                              ----           ----
Revenues:
Interest Income:
   Mortgage Loans                                         $ 2,469,455    $ 3,086,783
   Short-Term Investments                                     431,266        262,836
Rental Income                                               1,140,500        816,189
Other                                                           -            126,900
                                                          -----------    -----------

                                                            4,041,221      4,292,708
                                                          -----------    -----------

Expenses:
Interest on Note Payable                                        -            499,107
General and Administrative                                    536,389        508,158
Payroll and Related Expenses                                  448,497        481,105
Amortization of Deferred
  Acquisition Expenses                                         49,466         49,466
Interest on Mortgages                                         110,814        132,712
Property Operating                                            273,000        163,576
Real Estate Taxes                                             172,000        134,937
Depreciation                                                  152,500        110,437
                                                          -----------    -----------

                                                          $ 1,742,666      2,079,498
                                                          -----------    -----------

Net Income                                                $ 2,298,555    $ 2,213,210
                                                          ===========    ===========

Net Income Per Share                                           $.08           $.08
                                                          ===========    ===========



Cash Dividend Declared                                         $.08           $.08
                                                          ===========    ===========



                 See Notes to Consolidated Financial Statements

RPS REALTY TRUST                   FORM 10-Q                      MARCH 31, 1994





           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Unaudited)



                                                                 Additional           Cumulative              Total
                                       Shares of                  Paid-In              Earnings/           Shareholders'
                                  Beneficial Interest             Capital           (Distributions)           Equity
                               -------------------------        -----------         ---------------        ------------
                                   Number        Amount
                               -----------    ----------
Balance at
  January 1, 1994               28,552,921   $2,855,292         $195,155,914         ($21,698,606)        $176,312,600



Net income for the
 three months ended
 March 31, 1994                      --           --                     --             2,298,555            2,298,555

Shares repurchased
 and retired                       (60,500)      (6,050)            (231,684)                                 (237,734)

Cash distributions
 declared                            --           --                     --            (2,279,394)          (2,279,394)


Balance at
                                ----------   ----------         ------------         ------------         ------------
March 31, 1994                  28,492,421   $2,849,242         $194,924,230         $(21,679,445)        $176,094,027
                                ==========   ==========         ============         ============         ============





                 See notes to consolidated financial statements

RPS REALTY TRUST                   FORM 10-Q                     MARCH 31, 1994

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                        For the Three Months
                                                                               Ended
                                                                              March 31,
                                                                 --------------------------------------
                                                                        1994           1993
                                                                 --------------    ---------------
Cash Flows From Operating Activities:
 Net Income                                                         $ 2,298,555      $ 2,213,210
 Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities:
  Amortization of Deferred Acquisition Expense                           49,466           49,466
  Depreciation                                                          152,500          110,437
  Changes in Operating Assets and Liabilities:
   Interest and Accounts Receivable                                    (287,934)       1,497,492
   Other Assets                                                        (298,029)        (349,743)
   Accounts Payable and Accrued Expenses                               (168,362)        (173,309)
                                                                   ------------     ------------
     Net Cash Provided by Operating Activities                        1,746,196        3,347,553
                                                                   ------------     ------------
Cash Flows From Investing Activities:
 Satisfaction of Mortgage Loans Receivable                          $23,888,624      $    12,500
 Investment in Mortgage Loans Receivable                                 -            (3,000,000)
 Investments in Real Estate                                            (305,697)        (199,544)
                                                                   ------------     ------------
     Net Cash Provided by Investing Activities                       23,582,927       (3,187,044)
                                                                   ------------     ------------
Cash Flows From Financing Activities:
 Dividends Declared and Paid                                         (2,285,058)      (4,289,448)
 Shares Repurchased                                                    (237,734)
 Repayment of Mortgages Payable                                         (58,698)      (1,037,493)
                                                                   ------------     ------------
     Net Cash Used in Financing Activities                           (2,581,490)      (5,326,941)
                                                                   ------------     ------------
Net Increase (Decrease) in Cash and Cash Equivalents                $22,747,633       (5,166,432)
Cash and Cash Equivalents, Beginning of Year                         38,800,763       37,648,591
                                                                   ------------     ------------
Cash and Cash Equivalents, End of Period                            $61,548,396      $32,482,159
                                                                   ============     ============
Cash and Cash Equivalents, End of Period:
 Cash                                                               $   789,328      $ 1,284,458
 Short-Term Investments                                              60,759,068       31,197,701
                                                                   ------------     ------------
                                                                    $61,548,396      $32,482,159
                                                                   ============     ============
Supplemental Disclosures of Cash Flow Information:
 Interest Paid                                                      $   110,814      $   132,712
                                                                   ============     ============
Supplemental Schedule of Noncash Investing and
 Financing Activities:
 Investment in Real Estate                                          $     -          $ 5,190,000
 Accounts Payable                                                       248,643
 Mortgages Payable Assumed                                                -            3,465,694
 Interest and Accounts Receivable                                     1,310,630         (976,612)
 Use of Allowance for Possible Loan Losses                           14,567,301        1,352,306
 Mortgages Receivable                                                (2,261,828)        (747,694)
 Deposit on Sale of Loans                                            (1,365,042)           -
 Other Assets                                                          (165,200)           -

                See notes to consolidated financial statements

RPS REALTY TRUST                   FORM 10-Q                      MARCH 31, 1994





                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

l.        GENERAL

          In the opinion of management of RPS Realty Trust (the "Trust"), the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position as of March 31, 1994 and the results of operations for the three months ended March 31, 1994 and March 31, 1993. The financial statements, related footnotes and discussions should be read in conjunction with the consolidated financial statements, related footnotes and discussions contained in the Trust's annual report on Form 10-K for the year ended December 31, 1993. Certain reclassifications have been made to prior year financial statements to conform with current classifications.


2.        NET EARNINGS PER SHARE

          The weighted average number of shares outstanding for the quarters ended March 31, 1994 and 1993 was 28,500,362 and 28,596,321, respectively.


3.        INVESTMENTS

          The following tables summarizes the investments of the Trust as of March 31, 1994:

          MORTGAGE INVESTMENTS

          TYPE OF                                  NUMBER OF           FUNDS                     RANGE OF
          PROPERTY                              MORTGAGE LOANS       ADVANCED(d)(e)(f)      INTEREST RATES (a)(b)
- - --------------------------                      --------------    ---------------------     ---------------------
Industrial Properties
- - ---------------------

          Wraparound Mortgage Loan                     1              $15,350,000                 17.4%

          First Mortgage Loan                          1              $ 1,500,000                 12.0%

Office Buildings
- - ----------------

          Wraparound Mortgage Loans                    1              $   468,493                  10%

          First Mortgage Loans                         2              $ 5,850,000              5.0 -  8.3%

Shopping Center/Retail
- - ----------------------

          Wraparound Mortgage Loans                    7              $24,630,420              6.5 - 15.2%

          First Mortgage Loan (g)                      4               32,900,000              7.5 - 13.3%

          Loan Secured by First
          Lien (c)                                     1              $ 3,000,000                   6%
                                                       =            -------------

          Total                                        17            $ 83,698,913
                                                       ==            ============

RPS REALTY TRUST                   FORM 10-Q                      MARCH 31, 1994




                                    Northeast    Southeast       Midwest      West
                                    ---------    ---------       -------      ----
Outstanding Principal
Amount of Loans (d)               $69,130,420   $4,500,000   $ 9,600,000    $468,493

Percentage of
Funds Outstanding                    82.6%         5.4%          11.5%       0.5%

Number of Loans                      10            2             4           1

Investments in Real Estate

The following table summarizes the Trust's equity investments in real properties, and the carrying amount, net of accumulated depreciation and allowance for impairment of such properties, as of March 31, 1994:

Property                             Location           Carrying Value
- - --------                             --------           --------------
Sunshine Plaza                       Tamarac, FL           $ 9,207,566
Shopping Center

Crofton Shopping Center (h)          Crofton, MD             9,943,772

Trinity Corners                      Pound Ridge, NY         2,932,450
Shopping Center

Toys R Us                            Commack, NY             2,831,012
Retail Center

222 East Saratoga                    Baltimore, MD           1,826,708
Office Building

Lantana Plaza                        Lantana, FL             5,449,659
Shopping Center

9 North Wabash                       Chicago,IL              3,282,232
                                                           -----------
Retail Building                                             35,473,399

  Allowance for Impairment                                   1,580,000
                                                           -----------

    Total                                                  $33,893,399
                                                           ===========

(a) Interest rates presented are the weighted averages of the sum of current plus accrued interest rates.

(b) In addition to fixed interest, the Trust is entitled to contingent interest on certain loans in an amount equal to a percentage of the gross rent received by the borrower from the property securing the mortgage above a base amount, payable annually, and additional contingent interest (equity participation) based on a predetermined multiple of the contingent interest or a percentage of the net value of the property at such date payable at maturity. Contingent interest in the amount of $398,852 and $53,627 was received in the three months ended March 31, 1994 and 1993, respectively.

RPS REALTY TRUST                   FORM 10-Q                      MARCH 31, 1994



(c) The loan is secured by a first lien on a separate collateral assignment of a first mortgage loan which, in turn, is secured by a fee position subject to a master lease on an office building in New York, New York.

(d) Before taking into account allowance for possible loan losses of $9,157,236.

(e) As of March 31, 1994, the Trust had 6 loans that were in arrears (three monthly payments or more) or otherwise considered to be "problem loans" by the Trust. The aggregate gross principal amounts of these loans, together with receivables relating to such loans comprised of accrued interest and payments made on behalf of the borrowers for mortgage payments relating to such properties, totaled approximately $22,911,539, representing 12.8% of the Trust's invested assets, at March 31, 1994.
       At March 31, 1994 and 1993, the Trust was not accruing current and accrued interest on five and six of the above-mentioned loans, in the aggregate approximate principal amount of $12,750,000 and $40,530,000, respectively. In addition, as of March 31, 1994 and 1993 respectively, the Trust was not accruing deferred interest on one and five additional loans, in the aggregate approximate principal amount of $25,000,000 and $45,100,000, respectively.

(f) On January 3, 1994, the Trust sold the following mortgage loans: (i) its wrap-around mortgage loan secured by the Tampa Plaza shopping center located in Northridge, California (the "Tampa Loan"); (ii) its wrap-around mortgage loan secured by the Wellesley Plaza office building located in Los Angeles, California (the "Wellesley Loan"); and (iii) its first mortgage loan secured by the Tackett Center mixed-use retail center located in Palm Springs, California (the "Tackett Loan"). On January 7, 1994, the Trust sold its first mortgage loan secured by the Janss Mall shopping center located in Thousand Oaks, California (the "Janss Mall Loan", and collectively, the "California Mortgage Loans"). The California Mortgage Loans at closing had an approximate aggregate outstanding balance of $39,698,000 before taking into consideration allowance for possible losses of approximately $14,567,000. The Tampa, Tackett and Janss Mall Loans were sold pursuant to a competitive offering process, pursuant to which bids for each of the Loans were solicited; the Wellesley Loan was offered in the competitive offering process, but was sold in an arms-length negotiation outside of the competitive offering process. Secured Capital Corp. of Los Angeles, California acted as the Trust's representative with respect to the offering and sale of the California Mortgage Loans. In the aggregate, the Trust received cash proceeds of $25,500,000 from the sale of the California Mortgage Loans, before deduction of costs, fees and expenses relating to such transactions, including the payment of a fee to Secured Capital Corp.

(g) On January 25, 1994, the Trust restructured its mortgage loan in the original principal amount of $31,000,000 which was secured by a collateral assignment of mortgages on two properties, an office building located on Rector Street, New York City (the "Rector Property") and a shopping center located on Hylan Boulevard, Staten Island, New York (the "Hylan Center"). Pursuant to the restructuring, the Trust received a direct assignment of the first mortgage with a principal amount of $25,000,000 and accrued interest of $7,881,250 secured by the Hylan Center and retained the collateral assignment of the Rector Property mortgage, the principal amount of which was reduced to $3,000,000. The holder of the first mortgage secured by the Rector Property has agreed to grant the Trust a pledge of a senior participation interest in such mortgage. In addition, upon a foreclosure, the Trust will obtain a direct first mortgage secured by the Rector Property. The restructuring is scheduled to be completed in the second quarter of 1994; however, there can be no assurance that the restructuring will be completed.

RPS REALTY TRUST                   FORM 10-Q                      MARCH 31, 1994



(h) This property is subject to a first mortgage in the approximate principal amount of $4,968,325 at March 31, 1994.

4.        DIVIDENDS TO SHAREHOLDERS

          Under the Internal Revenue Code, a REIT must meet certain qualifications including a requirement that it distribute annually to its shareholders at least 95% of its taxable income. The Trust's policy is to distribute to shareholders all taxable income.
          Dividends declared for the three months ended March 31, 1994 are summarized below:

                  RECORD DATE                         DIVIDEND         PAYMENT DATE
                 -------------                       ----------       --------------
                 April 28, 1994                        $ .08           May 17, 1994

          The difference, if any, between dividends declared and net income result from timing differences related to the recognition of income and expenses between financial reporting and income tax purposes.

          During 1994, the Trust will have tax write-offs on certain of the mortgages which write-offs were previously recognized for financial reporting in prior years.

5.        SHARE REPURCHASES

          Pursuant to its share repurchase program, during January of 1994, the Trust purchased 60,500 of its shares at an average price of $3.93 per share.

RPS REALTY TRUST                    FORM 10-Q                     MARCH 31, 1994



                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

As of December 31, 1993 the Trust had $100,692,130 invested in mortgage loans (after deducting allowance for possible loan losses of $23,724,537), $33,740,202 invested in real properties and $37,747,388 in short-term investments. During the first quarter of 1994, the Trust sold four mortgage loans comprising the Trust's California mortgage loan portfolio and received proceeds of $25,500,000 from the sale, before deduction of costs, fees and expenses relating to such transaction. As of March 31, 1994 the Trust had $74,541,677 invested in mortgage loans (after deducting allowance for possible loan losses of $9,157,236), $33,893,399 invested in real properties and $60,759,068 in short-term investments.

RESULTS OF OPERATIONS

Three months ended March 31, 1994 compared to three months ended March 31, 1993.

Total revenues for the three months ended March 31, 1994 (before rental income) decreased $575,798 or 16.6% from that of the previous year. During the first quarter of 1994 interest from mortgage loans decreased $617,328 or 20.0% primarily as a result of the reduction in the Trust's mortgage portfolio. Short-term interest income increased $168,430 or 64.1% as a result of higher balances in short-term investments. Other income decreased $126,900 or 100% as a result of the Trust selling its marketable securities in 1993.

During the quarter ended March 31, 1994 expenses (excluding interest on mortgages, property operating, real estate taxes and depreciation) decreased $503,484 or 32.7% compared to the same quarter a year ago. Interest expense on the note payable decreased $499,107 or 100% as a result of the Trust redeeming in full the note issued pursuant to the Note Issuance Agreement in 1993. General and Administrative expenses increased $28,231 or 5.6% primarily as a result of increased insurance costs.

During the first quarter of 1994 the Trust recognized rental income of $1,140,500 as compared to $816,189 for the same period of 1993. This 40% increase results from the Trust receiving rental income from 7 properties for the first quarter of 1994 as compared to 5 during the 1993 period. During the first quarter of 1994, the Trust's interest expense on mortgages payable decreased 17% to $110,814 due to principal paydowns. Property operating expenses, real estate taxes and depreciation expense increased 66%, 27% and 38%, respectively, over the first quarter of 1993 due to the aforementioned increase in the number of properties. During the first quarter of 1994 the Trust recognized net income from investment in real estate of $432,186 as compared to $274,527 for the first quarter of 1993.

Net earnings for the first quarter of 1994 as compared to the first quarter of 1993 increased $85,345 or 3.9% as a result of the items discussed above.

RPS REALTY TRUST                    FORM 10-Q                     MARCH 31, 1994





                          PART II - OTHER INFORMATION




ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

A.        No exhibits are filed with this report.

B.        Current Report on Form 8-K filed January 10, 1994.

RPS REALTY TRUST                    FORM 10-Q                     MARCH 31, 1994





                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       RPS REALTY TRUST





                                    By:/s/ Joel M. Pashcow
                                       ---------------------------
                                       Joel M. Pashcow
                                       Chairman and Trustee
                                       (Principal Executive Officer)




                                    By:/s/ Herbert Liechtung
                                       ---------------------------
                                       Herbert Liechtung
                                       President and Trustee
                                       (Principal Executive Officer)



                                    By:/s/ Edwin R. Frankel
                                       ----------------------------
                                       Edwin R. Frankel
                                       Senior Vice President and Treasurer
                                       (Chief Financial Officer)





Date: