Form 10-Q
period 1994-06-30
RPS REALTY TRUST
filed 1994-08-11
CIK 842183

RPS REALTY TRUST                   FORM 10-Q                      JUNE 30, 1994


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549
                                   FORM 10-Q




  X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- - ----        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1994

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- - ----        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ........... to ...........


Commission file number 1-10093
                       -------

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

Yes    X        No
   ---------       --------

Number of shares of beneficial interest ($.10 par value) of the Registrant outstanding as of August 10, 1994: 28,492,421.

RPS REALTY TRUST                   FORM 10-Q                      JUNE 30, 1994





                                   I N D E X





Part I. FINANCIAL INFORMATION                                                       PAGE NO.
                                                                                    --------
Item 1. Financial Statements

  Consolidated Balance Sheets - June 30, 1994 (unaudited) and
   December 31, 1993 (audited) ......................................................  3


  Consolidated Statements of Operations (unaudited) - Six Months and Quarters Ended
   June 30, 1994 and 1993 ...........................................................  4


  Consolidated Statement of Shareholders' Equity (unaudited) - Six Months Ended
   June 30, 1994.....................................................................  5


  Consolidated Statements of Cash Flows (unaudited) - Six Months Ended
   June 30, 1994 and 1993............................................................  6


  Notes to Consolidated Financial Statements.........................................  7


Item 2.

  Management's Discussion and Analysis of Financial Condition
   and Results of Operations......................................................... 12


Part II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K............................................. 14

RPS REALTY TRUST                   FORM 10-Q                      JUNE 30, 1994



                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL  STATEMENTS

                          CONSOLIDATED BALANCE SHEETS


                                                                                                June 30,               December 31,
                                                                                                  1994                    1993
                                                                                               -----------             ------------
                                                                                               (Unaudited)              (Audited)
ASSETS:

Mortgage Loans Receivable
          (Net of allowance for possible loan losses of $9,157,236
          in 1994 and $23,724,537 in 1993)                                                     $ 72,026,070            $100,692,130
Short-term Investments                                                                           59,326,105              37,747,388
Investment In Real Estate-Net                                                                    38,244,930              33,740,202
Interest and Accounts Receivable                                                                 11,046,307               9,977,893
Deferred Acquisition Expenses
          (Net of accumulated amortization of $1,220,774 in 1994
          and $1,121,842 in 1993)                                                                 2,451,039               2,549,971
Cash                                                                                                800,097               1,053,375
Other Assets                                                                                        982,320                 659,037
                                                                                               ------------            ------------

          TOTAL ASSETS                                                                         $184,876,868            $186,419,996
                                                                                               ============            ============


LIABILITIES AND SHAREHOLDERS' EQUITY


LIABILITIES:

Mortgages Payable                                                                              $  4,908,601            $  5,027,023
Distributions Payable                                                                             2,279,394               2,285,058
Accounts Payable and Accrued Expenses                                                             1,930,366               1,430,273
Deposits on Sale of Loans                                                                            -                    1,365,042
                                                                                               ------------            ------------

          TOTAL LIABILITIES                                                                       9,118,361              10,107,396

          SHAREHOLDERS' EQUITY                                                                  175,758,507             176,312,600
                                                                                               ------------            ------------

          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           $184,876,868            $186,419,996
                                                                                               ============            ============




                 See notes to consolidated financial statements

RPS REALTY TRUST                   FORM 10-Q                      JUNE 30, 1994




               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                                                              For the Quarter                       For the Six Months
                                                                   Ended                                  Ended
                                                                  June 30,                               June 30,
                                                           ----------------------                 -----------------------

                                                           1994              1993                 1994               1993
                                                           ----              ----                 ----               ----
Revenues:
Interest income:
   Mortgage loans                                       $1,894,445         $3,066,766          $ 4,363,900        $ 6,153,549
   Short-term investments                                  561,738            241,355              993,004            504,191
Rental income                                            1,140,567          1,147,534            2,281,067          1,963,723
Gain on sale of securities                                    -               173,037                 -               173,037
Other                                                         -               126,900                 -               253,800
                                                        ----------         ----------          -----------        -----------
                                                         3,596,750          4,755,592            7,637,971          9,048,300
                                                        ----------         ----------          -----------        -----------

Expenses:
Interest on Note Payable                                      -               499,108                 -               998,215
General and administrative                                 525,349            542,005            1,061,738          1,050,163
Payroll and related expenses                               370,672            509,779              819,169            990,884
Amortization of deferred
  acquisition expenses                                      49,466             49,466               98,932             98,932
Interest on mortgages                                      109,790            244,165              220,604            376,877
Property operating                                         272,511            295,269              545,511            458,845
Real Estate Taxes                                          172,588            196,146              344,588            331,083
Depreciation on real estate                                152,500            141,438              305,000            251,875
                                                        ----------         ----------          -----------        -----------
                                                         1,652,876          2,477,376            3,395,542          4,556,874
                                                        ----------         ----------          -----------        -----------

Net Income                                              $1,943,874         $2,278,216          $ 4,242,429        $ 4,491,426
                                                        ==========         ==========          ===========        ===========

Net Income Per Share                                       $.07               $.08                 $.15              $.16
                                                           ====               ====                 ====              ====

Cash Dividend Declared                                     $.08               $.08                 $.16              $.16
                                                           ====               ====                 ====              ====





                 See notes to consolidated financial statements

RPS REALTY TRUST                   FORM 10-Q                      JUNE 30, 1994





          CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Unaudited)




                                                                          Additional           Cumulative               Total
                                      Shares of                            Paid-In              Earnings/            Shareholders'
                                  Beneficial Interest                      Capital           (Distributions)            Equity
                          ----------------------------------             -----------         ---------------         ------------
                              Number                  Amount
                          -----------              ----------
Balance at
  January 1, 1994         28,552,921               $2,855,292            $195,155,914          ($21,698,606)         $176,312,600



Net income for the
 six months ended
 June 30, 1994                 --                       --                      --               4,242,429              4,242,429

Shares repurchased
 and retired                 (60,500)                  (6,050)               (231,684)                                   (237,734)

Cash distributions
 declared                      --                       --                      --              (4,558,788)            (4,558,788)


Balance at
                          ----------               ----------            ------------         -------------          ------------
June 30, 1994             28,492,421               $2,849,242            $194,924,230         $(22,014,965)          $175,758,507
                          ==========               ==========            ============         =============          ============





                 See notes to consolidated financial statements

RPS REALTY TRUST                   FORM 10-Q                      JUNE 30, 1994



               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                       For the Six Months
                                                                                             Ended
                                                                                            June 30,
                                                                              ----------------------------------------

                                                                                  1994                       1993
                                                                              ------------               -------------
Cash Flows From Operating Activities:
 Net Income                                                                   $ 4,242,429                $ 4,491,426
 Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities:
  Amortization of Deferred Acquisition Expense                                     98,932                     98,932
  Depreciation                                                                    305,000                    251,875
  Changes in Operating Assets and Liabilities:
   Interest and Accounts Receivable                                               143,761                    961,243
   Other Assets                                                                  (488,483)                  (270,766)
   Accounts Payable and Accrued Expenses                                       (1,350,096)                 1,053,690
                                                                              -----------                -----------
     Net Cash Provided by Operating Activities                                  2,951,543                  6,586,400
                                                                              -----------                -----------

Cash Flows From Investing Activities:
 Satisfaction of Mortgage Loans Receivable                                     23,904,232                     12,500
 Investment in Mortgage Loans Receivable                                           -                      (3,064,000)
 Investments in Real Estate                                                      (609,728)                  (454,342)
                                                                              ------------               -----------
     Net Cash Provided by Investing Activities                                 23,294,504                 (3,505,842)
                                                                              -----------                -----------

Cash Flows From Financing Activities:
 Dividends Declared and Paid                                                   (4,564,452)                (6,577,154)
 Shares Repurchased                                                              (237,734)
 Repayment of Mortgages Payable                                                  (118,422)                (4,557,592)
 Marketable Securities Sold                                                          -                       254,000
                                                                              ------------               -----------
     Net Cash Used in Financing Activities                                     (4,920,608)               (10,880,746)
                                                                              -----------                -----------

Net Increase (Decrease) in Cash and Cash Equivalents                           21,325,439                 (7,800,188)
Cash and Cash Equivalents, Beginning of Year                                   38,800,763                 37,648,591
                                                                              -----------                -----------
Cash and Cash Equivalents, End of Period                                      $60,126,202                $29,848,403
                                                                              ===========                ===========

Cash and Cash Equivalents, End of Period:
 Cash                                                                         $   800,097                $   952,267
 Short-Term Investments                                                        59,326,105                 28,896,136
                                                                              -----------                -----------
                                                                              $60,126,202                $29,848,403
                                                                              ===========                ===========

Supplemental Disclosures of Cash Flow Information:
 Interest Paid                                                                $   220,604                $   376,877
                                                                              ===========                ===========

Supplemental Schedule of Noncash Investing and
 Financing Activities:
 Investment in Real Estate                                                    $ 4,200,000                $ 5,190,000
 Accounts Payable                                                               1,850,188
 Mortgages Payable Assumed                                                          -                      3,465,694
 Interest and Accounts Receivable                                               1,212,175                   (976,612)
 Use of Allowance for Possible Loan Losses                                     14,567,301                  1,352,306
 Mortgages Receivable                                                          (4,761,828)                  (747,694)
 Deposit on Sale of Loans                                                      (1,365,042)                     -
 Other Assets                                                                    (165,200)                     -

                 See notes to consolidated financial statements

RPS REALTY TRUST                   FORM 10-Q                      JUNE 30, 1994





                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

l.        GENERAL

          In the opinion of management of RPS Realty Trust (the "Trust"), the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position as of June 30, 1994 and the results of operations for the three and six months ended June 30, 1994 and June 30, 1993. The financial statements, related footnotes and discussions should be read in conjunction with the consolidated financial statements, related footnotes and discussions contained in the Trust's annual report on Form 10-K for the year ended December 31, 1993. Certain reclassifications have been made to prior year financial statements to conform with current classifications.


2.        NET EARNINGS PER SHARE

          The weighted average number of shares outstanding for the six months ended June 30, 1994 and 1993 was 28,496,369 and 28,596,321, respectively. The weighted average number of shares outstanding for the quarters ended June 30, 1994 and 1993 was 28,492,421 and 28,596,321, respectively.


3.        INVESTMENTS

          The following tables summarizes the investments of the Trust as of June 30, 1994:

          MORTGAGE INVESTMENTS

      TYPE OF                             NUMBER OF               FUNDS                           RANGE OF
      PROPERTY                          MORTGAGE LOANS     ADVANCED(d)(e)(f)(i)            INTEREST RATES (a)(b)
- - ----------------------                  --------------     ---------------------           ---------------------
Industrial Properties
- - ---------------------

    Wraparound Mortgage Loan            1                            $15,350,000                   17.4%

    First Mortgage Loan                 1                            $ 1,500,000                   12.0%

Office Buildings
- - ----------------

    Wraparound Mortgage Loans           1                            $   468,493                    10%

    First Mortgage Loans                2                            $ 5,850,000                5.0 -  8.3%

Shopping Center/Retail
- - ----------------------

    Wraparound Mortgage Loans           6                            $22,114,813                6.5 - 15.2%

    First Mortgage Loan (g)             4                            $32,900,000                7.5 - 13.3%

    Loan Secured by First
    Lien (c)                            1                            $ 3,000,000                    6%
                                        -                          -------------

     Total                              16                          $ 81,183,306
                                        ==                          ============

RPS REALTY TRUST                   FORM 10-Q                      JUNE 30, 1994



                                   Northeast            Southeast            Midwest              West
                                   ---------            ---------            -------              ----
Outstanding Principal
Amount of Loans (d)                 $69,114,813         $4,500,000           $ 7,100,000          $468,493

Percentage of
Funds Outstanding                   85.1%               5.5%                 8.8%                 0.6%

Number of Loans                     10                  2                    3                    1

Investments in Real Estate

The following table summarizes the Trust's equity investments in real properties, and the carrying amount, net of accumulated depreciation and allowance for impairment of such properties, as of June 30, 1994:

Property                            Location                                                      Carrying Value
- - --------                            --------                                                      --------------
Sunshine Plaza                      Tamarac, FL                                                   $ 9,157,566
Shopping Center

Crofton Shopping Center (h)         Crofton, MD                                                    10,104,514

Trinity Corners                     Pound Ridge, NY                                                 2,928,245
Shopping Center

Toys R Us                           Commack, NY                                                     2,817,262
Retail Center

222 East Saratoga                   Baltimore, MD                                                   1,823,458
Office Building

Lantana Plaza                       Lantana, FL                                                     5,517,903
Shopping Center

9 North Wabash                      Chicago,IL                                                      3,275,982
Retail Building

Norgate Center                      Indianapolis, IN                                                4,200,000
Shopping Center                                                                                   -----------
                                                                                                   39,824,930

  Allowance for Impairment                                                                         (1,580,000)
                                                                                                  ------------

    Total                                                                                         $38,244,930
                                                                                                  ===========

(a) Interest rates presented are the weighted averages of the sum of current plus accrued interest rates.

(b) In addition to fixed interest, the Trust is entitled to contingent interest on certain loans in an amount equal to a percentage of the gross rent received by the borrower from the property securing the mortgage above a base amount, payable annually, and additional contingent interest (equity participation) based on a predetermined multiple of the contingent interest or a percentage of the net value of the property at such date payable at maturity. Contingent interest in the amount of $440,688 and $364,711 was received in the six months ended June 30, 1994 and 1993, respectively.

RPS REALTY TRUST                   FORM 10-Q                      JUNE 30, 1994



(c) The loan is secured by a first lien on a separate collateral assignment of a first mortgage loan which, in turn, is secured by a fee position subject to a master lease on an office building in New York, New York.

(d) Before taking into account allowance for possible loan losses of $9,157,236.

(e) As of June 30, 1994, the Trust had 5 loans that were in arrears (three monthly payments or more) or otherwise considered to be "problem loans" by the Trust. The aggregate gross principal amounts of these loans, together with receivables relating to such loans comprised of accrued interest and payments made on behalf of the borrowers for mortgage payments relating to such properties, totaled approximately $20,074,854, representing 11.2% of the Trust's invested assets, at June 30, 1994. At June 30, 1994 and 1993, the Trust was not accruing current and accrued interest on four and eight of the above-mentioned loans, in the aggregate approximate principal amount of $10,250,000 and $58,230,000, respectively. In addition, as of June 30, 1994 and 1993 respectively, the Trust was not accruing deferred interest on two and two additional loans, in the aggregate approximate principal amount of $32,000,000 and $8,900,000, respectively.

(f) On January 3, 1994, the Trust sold the following mortgage loans: (i) its wrap-around mortgage loan secured by the Tampa Plaza shopping center located in Northridge, California (the "Tampa Loan"); (ii) its wrap-around mortgage loan secured by the Wellesley Plaza office building located in Los Angeles, California (the "Wellesley Loan"); and (iii) its first mortgage loan secured by the Tackett Center mixed- use retail center located in Palm Springs, California (the "Tackett Loan"). On January 7, 1994, the Trust sold its first mortgage loan secured by the Janss Mall shopping center located in Thousand Oaks, California (the "Janss Mall Loan", and collectively, the "California Mortgage Loans"). The California Mortgage Loans at closing had an approximate aggregate outstanding balance of $39,698,000 before taking into consideration allowance for possible losses of approximately $14,567,000. The Tampa, Tackett and Janss Mall Loans were sold pursuant to a competitive offering process, pursuant to which bids for each of the Loans were solicited; the Wellesley Loan was offered in the competitive offering process, but was sold in an arms-length negotiation outside of the competitive offering process. Secured Capital Corp. of Los Angeles, California acted as the Trust's representative with respect to the offering and sale of the California Mortgage Loans. In the aggregate, the Trust received cash proceeds of $25,500,000 from the sale of the California Mortgage Loans, before deduction of costs, fees and expenses relating to such transactions, including the payment of a fee to Secured Capital Corp.

(g) On January 25, 1994, the Trust restructured its mortgage loan in the original principal amount of $31,000,000 which was secured by a collateral assignment of mortgages on two properties, an office building located on Rector Street, New York City (the "Rector Property") and a shopping center located on Hylan Boulevard, Staten Island, New York (the "Hylan Center"). Pursuant to the restructuring, the Trust received a direct assignment of the first mortgage with a principal amount of $25,000,000 and accrued interest of $7,881,250 secured by the Hylan Center and retained the collateral assignment of the Rector Property mortgage, the principal amount of which was reduced to $3,000,000. The holder of the first mortgage secured by the Rector Property has agreed to grant the Trust a pledge of a senior participation interest in such mortgage. In addition, upon a foreclosure, the Trust will obtain a direct first mortgage secured by the Rector Property. The restructuring is scheduled to be completed in the third quarter of 1994; however, there can be no assurance that the restructuring will be completed.

RPS REALTY TRUST                   FORM 10-Q                      JUNE 30, 1994




(h) This property is subject to a first mortgage in the approximate principal amount of $4,908,601 at June 30, 1994.

(i) On June 30, 1994, Norgate Shops, Corp., a wholly owned subsidiary of the Trust, acquired title to the Norgate Shopping Center property. The property was subject to a first mortgage in the approximate amount of $1,463,830 which the Trust pre-paid.

4.  DIVIDENDS TO SHAREHOLDERS

    Under the Internal Revenue Code, a REIT must meet certain qualifications including a requirement that it distribute annually to its shareholders at least 95% of its taxable income. The Trust's policy is to distribute to shareholders all taxable income. Dividends declared for the six months ended June 30, 1994 are summarized below:

   RECORD DATE                              DIVIDEND             PAYMENT DATE
   -----------                              --------             ------------

  April 28, 1994                             $ .08               May 17, 1994
  July 28, 1994                              $ .08               August 17, 1994

    During 1994, the Trust will have tax write-offs on certain of the mortgages which write-offs were previously recognized for financial reporting in prior years.

5.  SHARE REPURCHASES

    Pursuant to its share repurchase program, during January of 1994, the Trust purchased 60,500 of its shares at an average price of $3.93 per share.

6.  SUBSEQUENT EVENTS

(a) On July 12, 1994 Chester Plaza Shops, Inc., a wholly owned subsidiary of the Trust acquired title to the Chester Springs Shopping Center, an approximately 216,000 square foot community-type shopping center located in Chester, New Jersey. The purchase price for the property was approximately $18,150,000.

(b) On July 14, 1994 the Trust and Ramco-Gershenson, Inc. agreed in principle to effectuate a business combination through an operating limited partnership.

    As comtemplated by the letter of intent executed by both parties, Ramco will contribute 22 shopping center properties, containing approximately 3,900,000 leasable square feet, and stock in its property mangagement corporation, while the Trust will contribute seven retail properties, containing approximately 970,000 leasable square feet, and $75,000,000 in cash, to the operating partnership. This will result in the operating partnership owning and managing shopping centers and other retail properties containing almost 5,000,000 leasable square feet.

    The Trust will be the sole general partner of the operating partnership and will hold between 63% and 70% of the interests in the operating partnership, and Ramco will hold between 30% and 37%. The percentage interests to be received by the parties are based upon the relationship between the agreed upon values of the assets contributed by the parties, and are subject to adjustment based on changes in funds from operations attributable to the Ramco properties. It is also contemplated that prior to consummation of the transaction, the Trust will dispose of its mortgage loan assets through prepayments, sales or a spinoff of such assets to the Trust's shareholders.

RPS REALTY TRUST                   FORM 10-Q                      JUNE 30, 1994





    The proposed business combination, which is currently anticipated to close late in the fourth quarter of 1994 or early in the first quarter of 1995, is subject to the completion of due diligence investigations by both parties and the preparation of definitive documentation, and is subject to a number of conditions, including the Trust's Board of Trustees and shareholder approval, receipt of a fairness opinion from the Trust's financial advisor, disposition of the Trust's mortgage loan assets or consummation of the spin-off transaction, and the refinancing of certain Ramco property debt on specified terms. The transaction is also subject to the condition that, based on future changes in funds from operations from the Ramco properties, Ramco's interest in the operating partnership will not be less than 30%.

    Upon consummation of the transaction, the Trust's headquarters will move to Southfield, Michigan and the Trust will change its name to Ramco-Gershenson Properties Trust.

RPS REALTY TRUST                   FORM 10-Q                      JUNE 30, 1994



                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY
As of December 31, 1993 the Trust had $100,692,130 invested in mortgage loans (after deducting allowance for possible loan losses of $23,724,537), $33,740,202 invested in real properties and $37,747,388 in short-term investments. During the first quarter of 1994, the Trust sold four mortgage loans comprising the Trust's California mortgage loan portfolio and received proceeds of $25,500,000 from the sale, before deduction of costs, fees and expenses relating to such transaction. During the second quarter of 1994, the Trust through a wholly owned subsidiary acquired the Norgate Shopping Center property. Prior to the acquisition the Trust pre-paid the first mortgage loan relating to the Norgate property in the approximate amount of $1,463,830. As of June 30, 1994 the Trust had $72,026,070 invested in mortgage loans (after deducting allowance for possible loan losses of $9,157,236), $38,244,930 invested in real properties and $59,326,105 in short-term investments.

RESULTS OF OPERATIONS

Six months ended June 30, 1994 compared to six months ended June 30, 1993.

Total revenues for the six months ended June 30, 1994 (before rental income) decreased $1,727,673 or 24.4% from that of the previous year. During the six month period of 1994 interest from mortgage loans decreased $1,789,649 or 29.1% as a result of the reduction in the Trust's mortgage loan portfolio. Other income and gain on sale of marketable securities decreased 100% or $426,837 as a result of the Trust selling its marketable securities in 1993.

During the six months ended June 30, 1994 expenses (excluding interest on mortgages, property operating, real estate taxes and depreciation) decreased $1,158,355 or 36.9% compared to the same period a year ago. Interest expense on the note payable decreased $998,215 or 100% as a result of the Trust redeeming in full the note issued pursuant to the Note Issuance Agreement in 1993.

During the six months of 1994 the Trust recognized rental income of $2,281,067 as compared to $1,963,723 for the same period of 1993. This resulted in an increase of $317,344 or 16.2%. During the 1994 period the Trust received rental income from 6 properties as compared to 5 during the 1993 period.
During the six month period of 1994 the Trust's interest expense on mortgages payable decreased $156,273 or 41.5% due to principal paydowns. Property operating expenses, real estate taxes and depreciation expense increased 19%, 4% and 21%, respectively, over the six month period of 1994 due to the aforementioned increase in the number of properties. For the six months of 1994 the Trust recognized net income from investment in real estate of $865,364 as compared to $545,043 in the six months of 1993.

Net income for the six months of 1994 as compared to the six months of 1993 decreased $248,997 or 5.5% as a result of the items discussed above.

RPS REALTY TRUST                   FORM 10-Q                      JUNE 30, 1994



Three months ended June 30, 1994 compared to three months ended June 30, 1993.

Total revenues for the three months ended June 30, 1994 (before rental income) decreased $1,151,875 or 31.9% from that of the previous year. During the second quarter of 1994 interest from mortgage loans decreased $1,172,321 or 38.2% primarily as a result of the reduction in the Trust's mortgage portfolio. Short-term interest income increased $320,383 or 132% as a result of higher balances in short-term investments. Other income decreased $299,037 or 100% as a result of the Trust selling its marketable securities in 1993.

During the quarter ended June 30, 1994 expenses (excluding interest on mortgages, property operating, real estate taxes and depreciation) decreased $654,871 or 40.9% compared to the same quarter a year ago. Interest expense on the note payable decreased $499,108 or 100% as a result of the Trust redeeming in full the note issued pursuant to the Note Issuance Agreement in 1993.

During the second quarter of 1994 the Trust recognized rental income of $1,140,567 as compared to $1,147,534 for the same period of 1993. During the second quarter of 1994 the Trust's interest expense on mortgages payable decreased 55% to $109,790 due to principal paydowns. Property operating expenses for the second quarter of 1994 decreased $22,758 over the second quarter of 1993. Real estate taxes also decreased $23,558 compared to the 1993 period. Depreciation expense for the 1994 period increased $11,062 over the comparable period of 1993. During the second quarter of 1994 the Trust recognized net income from investment in real estate of $433,178 as compared to $270,516 in the second quarter of 1993.

Net income for the second quarter of 1994 as compared to the second quarter of 1993 decreased $334,342 or 14.7% as a result of the items discussed above.

RPS REALTY TRUST                   FORM 10-Q                      JUNE 30, 1994





                          PART II - OTHER INFORMATION




ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

A.   No exhibits are filed with this report.

B.   No reports on Form 8-K were filed during the quarter ended June 30, 1994.

RPS REALTY TRUST                   FORM 10-Q                      JUNE 30, 1994





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






Date: August 11, 1994