Form 10-Q
period 1994-09-30
RPS REALTY TRUST
filed 1994-11-14
CIK 842183

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549
                                   FORM 10-Q




  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - ----    EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1994

                                      OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - ----    EXCHANGE ACT OF 1934

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

Yes    X        No
    --------       ---------

Number of shares of beneficial interest ($.10 par value) of the Registrant outstanding as of November 8, 1994: 28,492,421.

RPS REALTY TRUST                 FORM 10-Q                   SEPTEMBER 30, 1994





                                   I N D E X





Part I. FINANCIAL INFORMATION                                                    PAGE NO.
                                                                                 --------

Item 1. Financial Statements

  Consolidated Balance Sheets - September 30, 1994 (unaudited) and
   December 31, 1993 (audited) ........................................................3


  Consolidated Statements of Operations (unaudited) - Nine Months and Quarters Ended
   September 30, 1994 and 1993 ........................................................4


  Consolidated Statement of Shareholders' Equity (unaudited) - Nine Months Ended
   September 30, 1994..................................................................5


  Consolidated Statements of Cash Flows (unaudited) - Nine Months Ended
   September 30, 1994 and 1993.........................................................6


  Notes to Consolidated Financial Statements...........................................7


Item 2.

  Management's Discussion and Analysis of Financial Condition
   and Results of Operations..........................................................12


Part II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K..............................................14

RPS REALTY TRUST                 FORM 10-Q                   SEPTEMBER 30, 1994



                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL  STATEMENTS

                          CONSOLIDATED BALANCE SHEETS

                                                                                          September 30,         December 31,
                                                                                              1994                 1993
                                                                                           -----------          ------------
                                                                                           (Unaudited)            (Audited)

ASSETS:

Mortgage Loans Receivable
          (Net of allowance for possible loan losses of $9,157,236
          in 1994 and $23,724,537 in 1993)                                                $ 44,407,872           $100,692,130
Short-term Investments                                                                      75,851,279             37,747,388
Investment In Real Estate-Net                                                               56,080,854             33,740,202
Interest and Accounts Receivable                                                             9,283,285              9,977,893
Deferred Acquisition Expenses
          (Net of accumulated amortization of $1,270,240 in 1994
          and $1,121,842 in 1993)                                                            2,401,573              2,549,971
Cash                                                                                           701,013              1,053,375
Other Assets                                                                                 1,391,146                659,037
                                                                                          ------------           ------------

          TOTAL ASSETS                                                                    $190,117,022           $186,419,996
                                                                                          ============           ============


LIABILITIES AND SHAREHOLDERS' EQUITY


LIABILITIES:

Mortgage Payable                                                                          $                      $  5,027,023
Distributions Payable                                                                        2,279,394              2,285,058
Accounts Payable and Accrued Expenses                                                        1,663,034              1,430,273
Deposits on Sale of Loans                                                                       -                   1,365,042
                                                                                          ------------           ------------

          TOTAL LIABILITIES                                                                  3,942,428             10,107,396

          SHAREHOLDERS' EQUITY                                                             186,174,594            176,312,600
                                                                                          ------------           ------------

          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $190,117,022           $186,419,996
                                                                                          ============           ============





                 See notes to consolidated financial statements

RPS REALTY TRUST                 FORM 10-Q                   SEPTEMBER 30, 1994




               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                                                                   For the Quarter                          For the Nine Months
                                                                        Ended                                      Ended
                                                                    September 30,                             September 30,
                                                                -------------------                       ---------------------
                                                                 1994               1993                 1994            1993
                                                                 ----               ----                 ----            ----

Revenues:

Interest income:
   Mortgage loans                                             $ 3,782,973         $ 4,202,571         $ 8,146,873     $10,356,120
   Short-term investments                                         684,134             310,077           1,677,138         814,268
Rental income                                                   2,344,829           1,021,701           4,625,896       2,985,424
Additional contingent interest
 and prepayment premium income                                  8,405,813                   -           8,405,813               -
Gain on sale of securities                                              -           1,906,998                   -       2,080,035
Other                                                                   -              93,743                   -         347,543
                                                              -----------         -----------         -----------     -----------
                                                               15,217,749           7,535,090          22,855,720      16,583,390
                                                              -----------         -----------         -----------     -----------

Expenses:

General and administrative                                        449,578             525,824           1,511,316       1,575,987
Payroll and related expenses                                      509,566             482,927           1,328,735       1,473,811
Provision for possible losses                                           -          15,000,000                   -      15,000,000
Interest on note payable                                                -             522,816                   -       1,521,031
Amortization of deferred
  acquisition expenses                                             49,466              49,466             148,398         148,398
Loss on disposition of
  real estate                                                     227,708                   -             227,708               -
Interest on mortgages                                             205,810             113,621             426,414         490,498
Property operating                                                576,317             216,925           1,121,828         675,770
Real estate taxes                                                 273,345             282,483             617,933         613,566
Depreciation on real estate                                       230,478             152,475             535,478         404,350
                                                              -----------         -----------         -----------     -----------
                                                                2,522,268          17,346,537           5,917,810      21,903,411
                                                              -----------         -----------         -----------     -----------

Net Income (Loss)                                             $12,695,481         $(9,811,447)        $16,937,910     $(5,320,021)
                                                              ===========         ============        ===========     ============

Net Income (Loss) Per Share                                       $.44               $.(35)               $.59           $.(19)
                                                                  ====               ======               ====           ======

Cash Dividend Declared                                            $.08                $.08                $.24           $.24
                                                                  ====                ====                ====           ====




                 See notes to consolidated financial statements

RPS REALTY TRUST                 FORM 10-Q                   SEPTEMBER 30, 1994





           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Unaudited)



                                                                               Additional         Cumulative            Total
                                                   Shares of                     Paid-In            Earnings/     Shareholders'
                                              Beneficial Interest               Capital        (Distributions)        Equity
                                           -------------------------          -----------      ---------------     ------------
                                            Number             Amount
                                          -----------        ----------
Balance at
  January 1, 1994                         28,552,921         $2,855,292       $195,155,914       ($21,698,606)      $176,312,600



Net income for the
 nine months ended
 September 30, 1994                               --                 --                   --       16,937,910         16,937,910

Shares repurchased
 and retired                                 (60,500)            (6,050)            (231,684)                           (237,734)

Cash distributions
 declared                                         --                 --                   --       (6,838,182)        (6,838,182)

Balance at                                ----------         ----------         ------------     ------------       ------------
September 30, 1994                        28,492,421         $2,849,242         $194,924,230     $(11,598,878)      $186,174,594
                                          ==========         ==========         ============     =============      ============





                 See notes to consolidated financial statements

RPS REALTY TRUST                 FORM 10-Q                   SEPTEMBER 30, 1994



               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                             For the Nine Months Ended
                                                                                    September 30,
                                                                            -----------------------------
                                                                         1994                         1993
                                                                      ------------                 -----------

Cash Flows From Operating Activities:
 Net Income                                                            $ 16,937,910                 $ (5,320,021)
 Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities:
  Provision for possible loan losses                                              -                   15,000,000
  Loss on disposition of real estate                                        227,708                            -
  Amortization of Deferred Acquisition Expense                              148,398                      148,398
  Depreciation                                                              535,478                      404,350
  Changes in Operating Assets and Liabilities:
   Interest and Accounts Receivable                                      (1,066,415)                     706,606
   Other Assets                                                            (897,309)                    (647,124)
   Accounts Payable and Accrued Expenses                                   (606,640)                   2,722,659
                                                                       -------------                ------------
     Net Cash Provided by Operating Activities                           15,279,130                   13,014,868
                                                                       ------------                 ------------

Cash Flows From Investing Activities:
 Satisfaction of Mortgage Loans Receivable                             $ 44,522,430                 $  1,844,007
 Investment in Mortgage Loans Receivable                                          -                   (3,064,000)
 Investments in Real Estate                                              (8,590,097)                    (410,887)
 Sale of Real Estate                                                        112,500
                                                                       ------------                 ------------
     Net Cash Provided by Investing Activities                           36,044,833                   (1,630,880
                                                                       ------------                 ------------

Cash Flows From Financing Activities:
 Dividends Declared and Paid                                           $ (6,843,846)                $ (8,864,858)
 Shares Repurchased                                                        (237,734)                    (113,051)
 Repayment of Mortgages Payable                                          (6,490,854)                  (4,613,482)
 Marketable Securities Sold                                                 -                          2,769,600
                                                                       -------------                -------------
     Net Cash Used in Financing Activities                              (13,572,434)                 (10,821,791)
                                                                       -------------                -------------

Net Increase (Decrease) in Cash and Cash Equivalents                   $ 37,751,529                 $    562,197
Cash and Cash Equivalents, Beginning of Year                             38,800,763                   37,648,591
                                                                       ------------                 ------------
Cash and Cash Equivalents, End of Period                               $ 76,552,292                 $ 38,210,788
                                                                       ============                 ============

Cash and Cash Equivalents, End of Period:
 Cash                                                                  $    701,013                 $    538,696
 Short-Term Investments                                                  75,851,279                   37,672,092
                                                                       ------------                 ------------
                                                                       $ 76,552,292                 $ 38,210,788
                                                                       ============                 ============
Supplemental Disclosures of Cash Flow Information:
 Interest Paid                                                         $    426,414                 $    490,498
                                                                       ============                 ============

Supplemental Schedule of Noncash Investing and
 Financing Activities:
 Investment in Limited Partnership                                                -                 $    460,000
 Investment in Real Estate                                               14,626,242                    8,490,000
 Accounts Payable                                                          (839,402)                   1,117,147
 Mortgages Payable Assumed                                               (1,463,831)                  (3,465,693)
 Interest and Accounts Receivable                                        (1,761,023)                  (2,245,582)
 Use of Allowance for Possible Loan Losses                               14,567,301                    5,794,128
 Net Mortgages Receivable Sold                                          (13,829,129)                           -
 Deposit on Sale of Loans                                                 1,365,042                            -
 Other Assets                                                              (165,200)                           -
 Mortgage receivable exchanged                                           (3,000,000)
 Gross Mortgage receivable exchanged for real estate                     (9,500,000)                 (10,150,000)

                 See notes to consolidated financial statements

RPS REALTY TRUST                 FORM 10-Q                   SEPTEMBER 30, 1994





                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

l.        GENERAL

          In the opinion of management of RPS Realty Trust (the "Trust"), the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position as of September 30, 1994 and the results of operations for the three and nine months ended September 30, 1994 and September 30, 1993. The financial statements, related footnotes and discussions should be read in conjunction with the consolidated financial statements, related footnotes and discussions contained in the Trust's annual report on Form 10-K for the year ended December 31, 1993. Certain reclassifications have been made to prior year financial statements to conform with current classifications.


2.        NET EARNINGS PER SHARE

          The weighted average number of shares outstanding for the nine months ended September 30, 1994 and 1993 was 28,495,039 and 28,588,863,
          respectively. The weighted average number of shares outstanding for the quarters ended September 30, 1994 and 1993 was 28,492,421 and 28,596,321, respectively.


3.        INVESTMENTS

          The following tables summarizes the investments of the Trust as of September 30, 1994:

  MORTGAGE INVESTMENTS
  --------------------
      TYPE OF                              NUMBER OF                       FUNDS                                  RANGE OF
      PROPERTY                        MORTGAGE LOANS(k)(l)            ADVANCED(d)(e)(f)(i)                 INTEREST RATES (a)(b)
- - ----------------------                --------------------            ---------------------                ---------------------

Industrial Properties

          First Mortgage Loan                    1                           $ 1,500,000                            12.0%

Office Buildings

          Wraparound Mortgage Loans              1                           $   468,493                             10%

          First Mortgage Loans                   2                           $ 5,850,000                        5.0 -  8.3%

          Loan Secured by First
          Lien (c)                               1                           $ 3,000,000                               6%

Shopping Center/Retail

          Wraparound Mortgage Loans              4                           $ 9,846,615                        6.5 - 15.2%

          First Mortgage Loans (g)               4                           $32,900,000                        7.5 - 13.3%
                                                                            ------------

          Total                                 13                          $ 53,565,108
                                                ==                          ============

RPS REALTY TRUST                 FORM 10-Q                   SEPTEMBER 30, 1994



                                         Northeast               Southeast        Midwest        West
                                         ---------               ---------        -------        ----
Outstanding Principal
Amount of Loans (d)                     $41,496,615              $4,500,000      $ 7,100,000    $468,493

Percentage of
Funds Outstanding                       77.5%                    8.4%              13.2%         0.9%

Number of Loans                         7                        2               3              1

Investments in Real Estate

The following table summarizes the Trust's equity investments in real properties, and the carrying amount, net of accumulated depreciation of such properties, as of September 30, 1994:

Property (m)                            Location                      Carrying Value
- - --------                                --------                      --------------
Sunshine Plaza                          Tamarac, FL                   $ 9,145,218
Shopping Center

Crofton Shopping Center (h)             Crofton, MD                    10,062,973

Trinity Corners                         Pound Ridge, NY                 2,919,944
Shopping Center

Toys R Us                               Commack, NY                     2,803,334
Retail Center

Chester Center (j)                      Chester, NJ                    18,205,030
Shopping Center

Lantana Plaza                           Lantana, FL                     5,493,566
Shopping Center

9 North Wabash                          Chicago,IL                      3,269,635
Retail Building

Norgate Center (i)                      Indianapolis, IN                4,181,154
Shopping Center                                                       -----------

          Total                                                       $56,080,854
                                                                      ===========

(a) Interest rates presented are the weighted averages of the sum of cuurrent plus accrued interest rates.

(b) In addition to fixed interest, the Trust is entitled to contingent interest on certain loans in an amount equal to a percentage of the gross rent received by the borrower from the property securing the mortgage above a base amount, payable annually, and additional contingent interest (equity participation) based on a predetermined multiple of the contingent interest or a percentage of the net value of the property at such date payable at maturity. Contingent interest in the amount of $440,688 and $364,711 was received in the nine months ended September 30, 1994 and 1993, respectively. Additional contingent interest of $5,505,813 was received for the nine months ended September 30, 1994. Additionally, the Trust received prepayment premium income of $2,900,000 for the nine months ended September 30, 1994.

RPS REALTY TRUST                 FORM 10-Q                   SEPTEMBER 30, 1994



(c) The loan is secured by a first lien on a separate collateral assignment of a first mortgage loan which, in turn, is secured by a fee position subject to a master lease on an office building in New York, New York.

(d) Before taking into account allowance for possible loan losses of $9,157,236.

(e) As of September 30, 1994, the Trust had 4 loans that were in arrears (three monthly payments or more) or otherwise considered to be "problem loans" by the Trust. The aggregate gross principal amounts of these loans, together with receivables relating to such loans comprised of accrued interest and payments made on behalf of the borrowers for mortgage payments relating to such properties, totaled approximately $11,102,912, representing 6% of the Trust's invested assets, at September 30, 1994. At September 30, 1994 and 1993, the Trust was not accruing current and accrued interest on four and ten of the above-mentioned loans, in the aggregate approximate principal amount of $10,250,000 and $60,630,000, respectively. In addition, as of September 30, 1994 and 1993 respectively, the Trust was not accruing deferred interest on one and one additional loan, in the aggregate approximate principal amount of $25,000,000 and $3,000,000, respectively.

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

(g) On January 25, 1994, the Trust restructured its mortgage loan in the original principal amount of $31,000,000 which was secured by a collateral assignment of mortgages on two properties, an office building located on Rector Street, New York City (the "Rector Property") and a shopping center located on Hylan Boulevard, Staten Island, New York (the "Hylan Center"). Pursuant to the restructuring, the Trust received a direct assignment of the first mortgage with a principal amount of $25,000,000 and accrued interest of $7,881,250 secured by the Hylan Center and retained the collateral assignment of the Rector Property mortgage, the principal amount of which was reduced to $3,000,000. The holder of the first mortgage secured by the Rector Property has granted the Trust a pledge of a senior participation interest in such mortgage. In addition, upon a foreclosure, the Trust will obtain a direct first mortgage secured by the Rector Property. The restructuring was completed in October 1994.

RPS REALTY TRUST                 FORM 10-Q                   SEPTEMBER 30, 1994




(h) On September 30, 1994 the Trust exercised its right to prepay the $4,868,046 first mortgage loan relating to the Crofton Plaza Shopping Center property. The property is owned by a wholly owned subsidiary of the Trust.

(i) On June 30, 1994, Norgate Shops, Corp., a wholly owned subsidiary of the Trust, acquired title to the Norgate Shopping Center property. The property was subject to a first mortgage in the approximate amount of $1,463,830, which the Trust pre-paid at the time of such acquisition.

(j) On July 12, 1994 Chester Plaza Shops, Inc., a wholly owned subsidiary of the Trust acquired title to the Chester Springs Shopping Center, an approximately 216,000 square foot community-type shopping center located in Chester, New Jersey. The purchase price for the property was approximately $18,262,000.

(k) On August 15, 1994 the Trust received proceeds of $18,354,047 from the prepayment of the Meadowlands Industrial Park mortgage loan. The proceeds consisted of the repayment of the principal loan balance of $15,350,000, payment of current interest of $104,047 and prepayment premium income (in lieu of equity participation) of $2,900,000.

(l) On September 29, 1994 the Trust received proceeds of $11,805,825 from the prepayment of the Plainview Shopping Center mortgage loan. The proceeds consisted of the repayment of the principal loan balance of $5,250,000, payment of accrued interest of $994,187, current interest of $55,825 and additional contingent interest (equity participation) of $5,505,813.

(m) On September 28, 1994 the Trust sold the capital stock of The Saratoga Building, Inc. a wholly owned subsidiary of the Trust for $12,500. The Trust had previously provided an allowance for impairment of $1,580,000 against this asset. The sale resulted in an additional loss of approximately $227,708.


4.        DIVIDENDS TO SHAREHOLDERS

          Under the Internal Revenue Code, a REIT must meet certain qualifications including a requirement that it distribute annually to its shareholders at least 95% of its taxable income. The Trust's policy is to distribute to shareholders all taxable income.
          Dividends declared for the nine months ended September 30, 1994 are summarized below:

                  RECORD DATE                 DIVIDEND         PAYMENT DATE
                 -------------               ----------       --------------
                 April 28, 1994                $ .08           May 17, 1994
                 July 28, 1994                 $ .08           August 17, 1994
                 October 27, 1994              $ .08           November 16, 1994

          During 1994, the Trust will have tax write-offs on certain of the mortgages held by it, which write-offs were previously recognized for financial reporting purposes in prior years.

5.        SHARE REPURCHASES

          Pursuant to its share repurchase program, during January of 1994, the Trust purchased 60,500 of its shares at an average price of $3.93 per share.

RPS REALTY TRUST                 FORM 10-Q                   SEPTEMBER 30, 1994



6.        BUSINESS COMBINATION

          On July 14, 1994 the Trust and Ramco-Gershenson, Inc. entered into a letter of intent pursuant to which the parties agreed in principle to effectuate a business combination through an operating limited partnership. On October 15, 1994, the letter of intent was extended and now terminates on December 13, 1994, unless a definite agreement is entered into by the parties on or prior to such date.

          As comtemplated by the letter of intent, Ramco will contribute 22 shopping center properties, containing approximately 3,900,000 leasable square feet, and stock in its property mangagement corporation, while the Trust will contribute seven retail properties, containing approximately 970,000 leasable square feet, and $75,000,000 in cash, to the operating partnership. This will result in the operating partnership owning and managing shopping centers and other retail properties containing almost 5,000,000 leasable square feet.

          The Trust will be the sole general partner of the operating partnership and will hold between 63% and 70% of the interests in the operating partnership, and Ramco will hold between 30% and 37%. The percentage interests to be received by the parties will be based upon formula calculations of the "agreed upon" values of the assets contributed by the parties, and are subject to adjustment based on changes in funds from operations attributable to the Ramco properties. It is also contemplated that prior to consummation of the transaction, the Trust will dispose of its mortgage loan assets through prepayments, sales or a spinoff of such assets to the Trust's shareholders.

          The proposed business combination, which is currently anticipated to close in the first quarter of 1995, is subject to the completion of due diligence investigations by both parties and the preparation of definitive documentation, and is subject to a number of conditions, including the Trust's Board of Trustees and shareholder approval, receipt of a fairness opinion from the Trust's financial advisor, disposition of the Trust's mortgage loan assets or consummation of the spin-off transaction, and the refinancing of certain Ramco property debt on specified terms. The transaction is also subject to the condition that, Ramco's interest in the operating partnership will not be less than 30%; however, based upon current market conditions (including the increase in interest rates since the date the letter of intent was originally executed), Ramco's percentage interest in the operating partnership (calculated in accordance with the formula described in the letter of intent) may be less than 30%. Notwithstanding such calculations, Ramco has continued to negotiate with respect to a definitive agreement; however, there can be no assurance that the contemplated transaction will occur, or if it does occur, on which terms it will occur.

          Upon consummation of the transaction, the Trust's headquarters will move to Southfield, Michigan and the Trust will change its name to Ramco-Gershenson Properties Trust.

RPS REALTY TRUST                 FORM 10-Q                   SEPTEMBER 30, 1994




                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

As of December 31, 1993 the Trust had $100,692,130 invested in mortgage loans (after deducting allowance for possible loan losses of $23,724,537), $33,740,202 invested in real properties and $37,747,388 in short-term investments. During the first quarter of 1994, the Trust sold four mortgage loans comprising the Trust's California mortgage loan portfolio and received proceeds of $25,500,000 from the sale, before deduction of costs, fees and expenses relating to such transaction. During the second quarter of 1994, the Trust, through a wholly owned subsidiary acquired the Norgate Shopping Center property. Immediately prior to the acquisition the Trust pre-paid the first mortgage loan relating to the Norgate property in the approximate amount of $1,463,830. During the third quarter of 1994, the Trust through a wholly owned subsidiary acquired the Chester Springs Shopping Center property for a purchase price of approximately $18,262,000. Additionally, during the third quarter of 1994 the Trust received aggregate proceeds of $30,159,872 from the prepayment of two mortgage loans. The Trust also sold the capital stock of the Saratoga Building, Inc. a wholly owned subsidiary of the Trust for $12,500. As of September 30, 1994 the Trust had $44,407,872 invested in mortgage loans (after deducting allowance for possible loan losses of $9,157,236), $56,080,854 invested in real properties and $75,851,279 in short-term investments.

RESULTS OF OPERATIONS

Nine months ended September 30, 1994 compared to nine months ended September 30, 1993.

Total revenues for the nine months ended September 30, 1994 (before rental income) increased $4,631,858 or 34.1% from that of the previous year. During the nine month period of 1994 the Trust received $8,405,813 in additional contingent interest and prepayment premium income as compared to none in the 1993 period. Short-term interest income increased $862,870 or 105.9% as a result of higher balances in short-term investments. Interest income from mortgage loans decreased $2,209,247 or 21.3% as a result of the reduction in the Trust's mortgage loan portfolio. Gain on sale of securities and other income decreased 100% or $2,080,035 and $347,543 respectively as a result of the Trust selling its marketable securities in 1993.

During the nine months ended September 30, 1994 expenses (excluding interest on mortgages, property operating, real estate taxes and depreciation) decreased $16,503,070 or 83.7% compared to the same period a year ago, primarily because during the 1993 period a provision for possible loan losses was made in the amount of $15,000,000 as compared to none during the 1994 period. Interest expense on the note payable decreased $1,521,031 or 100% as a result of the Trust redeeming in full the note issued pursuant to the Note Issuance Agreement in 1993. During the nine month period of 1994 the Trust recognized a loss of $227,708 as a result of selling its capital stock of the Saratoga Building, Inc., a wholly owned subsidiary of the Trust. General and administrative expenses and payroll and related expenses decreased by $64,671 and $145,076, respectively.

RPS REALTY TRUST                 FORM 10-Q                   SEPTEMBER 30, 1994



During the nine months of 1994 the Trust recognized rental income of $4,625,896 as compared to $2,985,424 for the same period of 1993. This resulted in an increase of $1,640,472 or 54.9%. During the 1994 period the Trust received rental income from 8 properties as compared to 6 during the 1993 period.
During the nine month period of 1994 the Trust's interest expense on mortgages payable decreased $64,084 or 13.1% due to principal paydowns. Property operating expenses, real estate taxes and depreciation expense increased during the 1994 period by $446,058, $4,367 and $131,128, respectively, over the nine month period of 1993 due to the aforementioned increase in the number of properties. During the nine months of 1994 the Trust recognized net income from investment in real estate of $1,924,243 as compared to $801,240 in the nine months of 1993.

Net income for the nine months of 1994 as compared to the nine months of 1993 increased $22,257,931 as a result of the items discussed above.

Three months ended September 30, 1994 compared to three months ended September 30, 1993.

Total revenues for the three months ended September 30, 1994 (before rental income) increased $6,359,531 or 97.6% from that of the previous year. During the three month period of 1994 the Trust received $8,405,813 in additional contingent interest and prepayment premium income as compared to none in the 1993 period. Short-term interest income increased $374,057 or 120.6% as a result of higher balances in short-term investments. Interest income from mortgage loans decreased $419,598 or 10.0% as a result of the reduction in the Trust's mortgage loan portfolio. Gain on sale of securities and other income decreased 100% or $1,906,998 and $93,743 respectively as a result of the Trust selling its marketable securities in 1993.

During the three months ended September 30, 1994 expenses (excluding interest on mortgages, property operating, real estate taxes and depreciation) decreased $15,344,715 or 92.5% compared to the same period a year ago, primarily because during the 1993 period a provision for possible loan losses was made in the amount of $15,000,000 as compared to none during the 1994 period. Interest expense on the note payable decreased $522,816 or 100% as a result of the Trust redeeming in full the note issued pursuant to the Note Issuance Agreement in 1993. During the three month period of 1994 the Trust recognized a loss of $227,708 as a result of selling its capital stock of the Saratoga Building, Inc., a wholly owned subsidiary of the Trust. General and administrative expenses decreased by $76,246 while payroll and related expenses increased $26,639.

During the three months of 1994 the Trust recognized rental income of $2,344,829 as compared to $1,021,701 for the same period of 1993. This resulted in an increase of $1,323,128 or 129.5%. During the 1994 period the Trust received rental income from 8 properties as compared to 6 during the 1993 period. During the three month period of 1994 the Trust's interest expense on mortgages payable increased $92,189 or 81.1% due to the prepayment of the first mortgage loan relating to the Crofton Plaza Shopping Center property. Property operating expenses and depreciation expense increased during the 1994 period by $359,392 and $78,003, respectively, over the three month period of 1993 due to the aforementioned increase in the number of properties. Real estate taxes decreased $9,138 between comparable periods. During the three months of 1994 the Trust recognized net income from investment in real estate of $1,058,879 as compared to $256,197 in the three months of 1993.

Net income for the three months of 1994 as compared to the three months of 1993 increased $22,506,928 as a result of the items discussed above.

RPS REALTY TRUST                 FORM 10-Q                   SEPTEMBER 30, 1994





                          PART II - OTHER INFORMATION




ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

A.        No exhibits are filed with this report.

B.        Current Report on Form 8-K filed July 28, 1994.

RPS REALTY TRUST                 FORM 10-Q                   SEPTEMBER 30, 1994



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




                                RPS REALTY TRUST





                              By:/s/ Joel M. Pashcow
                                 ---------------------------
                                 Joel M. Pashcow
                                 Chairman and Trustee
                                 (Principal Executive Officer)




                              By:/s/ Herbert Liechtung
                                 ---------------------------
                                 Herbert Liechtung
                                 President and Trustee
                                 (Principal Executive Officer)



                              By:/s/ Edwin R. Frankel
                                 ----------------------------
                                 Edwin R. Frankel
                                 Senior Vice President and Treasurer
                                 (Chief Financial Officer)





Date: November 11, 1994

                                EXHIBIT INDEX
                               --------------
                                                                 Sequentially
                                                                 Numbered
Exhibit No.                     Description                      Page No.
- - -----------                   -----------------                  ------------
Ex-27                         Financial Data Schedule