Form 10-K405
RPS REALTY TRUST
filed 1995-03-31
CIK 842183

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                 ---------------

                                    FORM 10-K

(Mark One)

/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1994
                          -----------------

                                      OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _________ to _________________________________

                         Commission file number 1-10093
                                                -------

                                RPS REALTY TRUST
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            MASSACHUSETTS                                 13-6908486
------------------------------------------                ----------------------
   (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

    733 Third Avenue, New York, New York                  10017
------------------------------------------                ----------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)



REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE    212-370-8585
                                                      ------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


                                                     NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS                    ON WHICH REGISTERED
         -------------------------------             -----------------------
         Shares of Beneficial Interest,
         $.10 Par Value Per Share                    New York Stock Exchange

         Share Purchase Rights                       New York Stock Exchange


SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                     None
--------------------------------------------------------------------------------
                               (TITLE OF CLASS)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X   No
                                              -----    -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

         Aggregate Market Value of the voting shares held by non-affiliates of the Registrant as of March 16, 1995: approximately $111,393,380.

         Approximately 28,492,421 Shares of Beneficial Interest of the Registrant were outstanding as of March 16, 1995.

DOCUMENTS INCORPORATED BY REFERENCE:  None

                                     PART I

Item 1.   Business.

General

                  RPS Realty Trust (the "Trust") is a Massachusetts business trust organized pursuant to a Declaration of Trust declared and accepted in Boston, Massachusetts on June 21, 1988, as amended and restated by an Amended and Restated Declaration of Trust dated October 14, 1988 (as amended, the "Declaration of Trust"). The principal office of the Trust is located at 733 Third Avenue, New York, New York 10017. As of April 1, 1995, the Trust's principal office will be located at 747 Third Avenue, New York, New York 10017.

                  The Trust is the successor entity to Resources Pension Shares 1 ("RPS 1"), Resources Pension Shares 2 ("RPS 2"), and Resources Pension Shares 3 ("RPS 3"), each of which was a Massachusetts business trust (collectively, the "RPS Trusts"), and Integrated Resources Pension Shares 4, a California limited partnership ("RPS 4") (the RPS Trusts and RPS 4 are collectively referred to as the "Predecessor Programs"). On December 28, 1988, the Trust (i) acquired the assets, subject to the liabilities, of the Predecessor Programs (the "Exchange") in exchange for issuing an aggregate of 28,576,022 shares of beneficial interest, $.10 par value per share (the "Shares"), and (ii) acquired all of the outstanding stock of RPS Advisory Corp., a Delaware corporation (the "Acquisition"), in consideration for a note (the "Note") in the original principal amount of $24,250,000. The assets of the Predecessor Programs acquired in the Exchange consisted primarily of mortgage loan investments. Immediately prior to the Trust's acquisition of its stock, RPS Advisory Corp. acquired certain assets (consisting primarily of 10-year employment agreements with Herbert Liechtung and Joel M. Pashcow, the principal executive officers of the Trust, and advisory agreements with, and the managing general partner's right to certain management, mortgage servicing, and incentive fees from, the Predecessor Programs). The Trust's acquisition of such stock enabled the Trust to internalize its management.

                  The Trust was organized for the purposes of qualifying as a real estate investment trust ("REIT") under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the "Code"). The Trust, assuming it qualifies as a REIT, would be entitled to a deduction for federal income tax purposes for qualifying dividend distributions made to the Trust's shareholders (the "Shareholders"). Failure to qualify as a REIT would cause the Trust to be taxed as a corporation, with a corresponding reduction in benefits to its Shareholders. Under the Code, a REIT must meet certain criteria to maintain its REIT status, including requirements that a percentage of its income be earned from certain specified sources and that it distribute annually to its Shareholders at least 95% of its real estate investment trust taxable income, as defined in the Code ("REIT Taxable Income"). The RPS Trusts first elected to qualify as a REIT for the years ended December 31, 1982, 1983, and 1984, respectively. The Trust first elected to qualify as a REIT for the year ended December 31, 1988 and intends to operate so as to continue to qualify as a REIT.

                  The Trust believes that it may have inadvertently failed to satisfy certain requirements of the Code necessary for the Trust to maintain its REIT status; the Trust is currently seeking to enter into a "closing agreement" with the Internal Revenue Service (the "IRS") pursuant to which the IRS would agree not to treat the Trust as failing to qualify as a REIT as a result of the Trust's failure to satisfy such requirements. See "-- Qualification as a REIT."

                  The Trust is currently engaged in (a) the business of managing a 11-mortgage loan portfolio (the "Mortgage Assets"), which is comprised principally of participating mortgage loans which provide for, in addition to payment of interest, arrangements permitting the Trust to share in increases in gross revenues from and/or the appreciation of the underlying properties and (b) through its wholly-owned subsidiaries, owning and operating eight retail properties, each of which was subject to mortgages held by the Trust, which properties typically were acquired by the Trust as a result of negotiations with certain of the Trust's borrowers and/or in connection with (or in lieu of) foreclosure proceedings.

Recent Developments; Status of Proposed Transaction

                  In 1991, the Board of Trustees of the Trust (the "RPS Board") adopted a resolution authorizing the Trust to commence making direct and indirect investments in real property; this authorization was in response to a decline in the national real estate market and an increase in the number of "problem" (i.e., non-performing or under-performing) loans in the Trust's mortgage portfolio. During 1991 and 1992, as a result of foreclosure proceedings (or transfers in lieu of such proceedings) with respect to certain of the properties which were subject to mortgages held by the Trust, as well as negotiated transactions with borrowers, the Trust, through separately incorporated, wholly-owned subsidiaries, took title to five real properties. During this time period, the Trust continued to manage its mortgage loan portfolio, but its mortgage origination activities declined drastically.

                  In 1993, the RPS Board determined that shareholder value would be maximized if the Trust were to transform itself from a REIT principally engaged in the business of mortgage lending into an equity REIT, primarily engaged in the operation and development of real properties. As a result, the Trust announced its intention to acquire equity interests in real properties, other than in connection with foreclosure proceedings or as a result of negotiated transactions with its borrowers, in an effort to accelerate the transformation of the Trust portfolio from mortgages and into equity investments.

                  The Trust engaged in discussions and negotiations with several parties during 1993 and early 1994 with respect to one or more transactions which, if consummated, would have resulted in, among other things, a significant increase in the portion of the Trust's assets invested in real properties. In addition, in furtherance of the Trust's intent to focus on equity investments, the Trustees determined to dispose of the Trust's mortgage loans secured by property located in California. The sale of substantially all of the Trust's California mortgage loan portfolio was consummated during January 1994. In addition, during 1994 the Trust, through the exercise of a right of first refusal and receipt of a deed in lieu of foreclosure, acquired (through two wholly-owned subsidiaries) title to two shopping center properties which were previously subject to mortgages held by the Trust; the Trust also received, during 1994, approximately $30 million from the prepayment of two of its mortgage loans.

                  In November 1993, the Trust commenced negotiations with representatives of Ramco-Gershenson, Inc., a Michigan corporation ("Ramco"). On July 14, 1994, the Trust entered into a letter of intent (which has been amended from time to time to, among other things, extend the expiration date thereof) (as so amended, the "Letter of Intent") with Ramco, pursuant to which the Trust agreed to proceed with the negotiation, execution and delivery of a definitive agreement to enter into a transaction with Ramco (the "Proposed Transaction"). In December 1993, the RPS Board authorized the formation of a special committee of the RPS Board (the "Special Acquisition Committee") to assist management in the negotiation, structuring and analysis of the Proposed Transaction and related transactions. The members of the Special Acquisition Committee are Stephen Blank, Arthur Goldberg and William Rosoff. See Item 11, "Executive Compensation -- Compensation of Certain Special Acquisition Committee Members" for information regarding payments made to Messrs. Blank and Goldberg in their capacities as members of the Special Acquisition Committee.

                  After execution of the Letter of Intent, the parties undertook extensive due diligence investigations and commenced negotiations with a view towards entering into a definitive agreement. Negotiations between the Trust and Ramco continued through the latter half of 1994 and early 1995 and are currently continuing; however, there can be no assurance that the transaction contemplated by the Letter of Intent, or any other transaction with Ramco, will be consummated. The Letter of Intent, the term of which was extended by the parties from time to time, expired on March 20, 1995.

                  In connection with the Proposed Transaction, the Letter of Intent contemplated that the Employment Agreements between the Trust and each of Herbert Liechtung, President of the Trust, and Joel Pashcow, Chairman of the Board of the Trust would be satisfied by the Trust prior to the consummation of the Proposed Transaction. Each of such contracts contains a provision which enables the employee thereunder, upon the occurrence of certain events, to terminate such contract, and to receive a payment equal to four times such employee's average annual salary and bonuses for the three years prior to the occurrence of such events. As a result of negotiations with the Special Acquisition Committee, the Trust and Mr. Liechtung have entered into a written agreement (the "Liechtung Termination Agreement") pursuant to which the Employment Agreement between Mr. Liechtung and the Trust (the "Liechtung Employment Agreement") will be terminated upon consummation of the Proposed Transaction (or certain other "Alternative Transactions," as defined in such agreement). Although the RPS Board has approved the initial terms of a termination agreement with Mr. Pashcow, no comparable termination agreement has yet been entered into between the Trust and Mr. Pashcow. In addition, the Trust has agreed to certain severance and other "bonus" arrangements with certain other executive officers and other key employees of the Trust, to induce such individuals to remain in the employ of the Trust at least through the consummation of the Proposed Transaction, which bonus payments will only be made if the Proposed Transaction is consummated. See Item 11, "Executive Compensation" for a discussion of the Employment Agreements, the Liechtung Termination Agreement, and the severance and other "bonus" arrangements referred to in this paragraph.

Investments

                  As of December 31, 1994, the Trust had 13 mortgage loans outstanding reflecting total funds advanced of $53,549,005 (before deducting allowance for possible loan losses of $11,657,236). In addition, as of December 31, 1994, the Trust, through its wholly-owned subsidiaries, had become the owner of eight real properties with a carrying value, net of accumulated depreciation, of $56,109,381. During the Trust's fiscal year ended December 31, 1994, the Trust's principal business consisted of managing its mortgage loan portfolio, and, through its wholly-owned subsidiaries, operating the real properties described herein.

                  During the year ended December 31, 1994, the Trust received aggregate net proceeds of $54,372,492 from the prepayment and/or partial pay-down of seven mortgage loans. The proceeds consisted, in the aggregate, of the following amounts: repayment of $44,812,620 of principal; payment of $159,872 of current interest; payment of $994,187 of accrued interest; and payment of $8,405,813 of additional contingent interest (equity participation) and prepayment premiums (in lieu of equity participation).

                  In addition to the transactions with Ramco described above, the Trust entered into the following transactions with respect to its investment portfolio during 1994:

                  On January 3, 1994, the Trust sold the following mortgage loans: (i) its wrap-around mortgage loan secured by the Tampa Plaza shopping center located in Northridge, California (the "Tampa Loan"); (ii) its wrap-around mortgage loan secured by the Wellesley Plaza office building located in Los Angeles, California (the "Wellesley Loan"); and (iii) its first mortgage loan secured by the Tackett Center mixed-use retail center located in Palm Springs, California (the "Tackett Loan"). On January 7, 1994, the Trust sold its first mortgage loan secured by the Janss Mall shopping center located in Thousand Oaks, California (the "Janss Mall Loan", and together with the Wellesley Loan, the Tackett Loan and the Tampa Loan, the "California Mortgage Loans"). The Tampa, Tackett and Janss Mall Loans were sold pursuant to a competitive offering process, pursuant to which bids for each of the Loans were solicited; the Wellesley Loan was offered in the competitive offering process, but was sold in an arms-length negotiation outside of the competitive offering process. Secured Capital Corp of Los Angeles, California acted as the Trust's representative with respect to the offering and sale of the California Mortgage Loans. In the aggregate, the Trust received cash proceeds of approximately $25,500,000 from the sale of the California Mortgage Loans, before deduction of costs, fees and expenses relating to such transactions, including the payment of a fee to Secured Capital Corp.

                  On January 25, 1994, the Trust restructured its loan in the original principal amount of $31,000,000, which was secured by a collateral assignment of mortgages on two properties, an office building located on Rector Street, New York City, New York (the "Rector Property") and a shopping center located on Hylan Boulevard, Staten Island, New York (the "Hylan Center"). Pursuant to the restructuring, the Trust received a direct assignment of the first mortgage with a principal amount of approximately $25,000,000 and accrued interest of $7,881,250 secured by the Hylan Center and retained the collateral assignment of the Rector Property mortgage, the principal amount of which was reduced to $3,000,000. In addition, the holder of the first mortgage secured by the Rector Property has granted the Trust a pledge of a senior participation interest in such mortgage. In addition, upon a foreclosure, the Trust will obtain a direct first mortgage secured by the Rector Property.

                  On June 30, 1994, Norgate Shops Corp., a wholly owned subsidiary of the Trust, acquired title to the Norgate Shopping Center property. The property was acquired subject to a first mortgage in the approximate amount of $1,463,830, which the Trust pre-paid at the time of such acquisition.

                  On July 12, 1994, Chester Plaza Shops, Inc., a wholly owned subsidiary of the Trust, acquired title to the Chester Springs Shopping Center, an approximately 223,000 square foot community-type shopping center located in Chester, New Jersey. The purchase price for the property was approximately $18,262,000.

                  On August 15, 1994, the Trust received proceeds of $18,354,047 from the prepayment of the Meadowlands Industrial Park mortgage loan. The proceeds consisted of the repayment of the principal loan balance of $15,350,000, payment of current interest of $104,047 and prepayment premium income (in lieu of equity participation) of $2,900,000.

                  On September 28, 1994, the Trust sold the capital stock of The Saratoga Building, Inc., a wholly owned subsidiary of the Trust, for $12,500. The Trust had previously provided an allowance for impairment of $1,580,000 against this asset. The sale resulted in an additional loss of approximately $227,708.

                  On September 29, 1994, the Trust received proceeds of $11,805,825 from the prepayment of the Plainview Shopping Center mortgage loan. The proceeds consisted of the repayment of the principal loan balance of $5,250,000, payment of accrued interest of $994,187, current interest of $55,825 and additional contingent interest (equity participation) of $5,505,813.

                  On September 30, 1994, the Trust exercised its right to prepay the $4,868,046 first mortgage loan relating to the Crofton Plaza Shopping Center property. The property is owned by a wholly owned subsidiary of the Trust.

                  In addition, during January 1994, the Trust, pursuant to its Share repurchase program, purchased 60,500 Shares at an average price of $3.93 per Share.

                  Subsequent Events. On February 14, 1995, the holder of the first mortgage loan secured by the Madison Heights Shopping Center, which loan was superior to the Trust's wraparound mortgage loan with respect to such property, foreclosed upon such property. The shopping center has been sold at auction and the interest of the Trust in such center has been thereby eliminated.

                  On March 1, 1995, the Trust received proceeds of $3,021,000 from the satisfaction of the Coral Way Shopping Center mortgage loan. The proceeds consisted of the repayment of the principal loan balance of $3,000,000 and current interest of $21,000.

                  As of March 15, 1995, the Trust had four loans (including loans relating to certain of the properties referred to above) that were in arrears (three monthly payments or more) or otherwise considered to be "problem loans" by the Trust. The aggregate principal amounts of these loans (before deducting loan loss allowances), together with receivables relating to such loans comprised of accrued interest and payments made on behalf of the borrowers for mortgage payments relating to such properties, totalled approximately $40,435,207, representing approximately 22.1% of the Trust's invested assets and approximately 82.5% of the Trust's funds invested in mortgage loans, before taking into account allowance for possible loan losses. At March 15, 1995, the Trust was not accruing current and accrued interest on three of the above-mentioned loans, in the aggregate approximate principal amount of $8,700,000; in addition, as of such date, the Trust was not accruing deferred interest on one of the above-mentioned loans in the aggregate approximate principal amount of $25,000,000.

                  The Trust is actively pursuing opportunities to dispose of the remaining mortgage loans in its investment portfolio, including, without limitation, by sale of individual mortgage loans to the borrowers thereunder or to third parties or pursuant to a transaction including several of the mortgage loans. With regard to the mortgage loans for which interest payments are in arrears, the Trust is considering several alternatives, including foreclosure, restructuring, selling such mortgage loans and other arrangements. During the fourth quarter of 1994, the Trust added an additional $2,500,000 to its allowance for possible loan losses in connection with certain of such mortgage loans.

Mortgage Investments

                  The following tables summarize the mortgage investments of the Trust as of March 15, 1995:


TYPE OF                               NUMBER OF                          FUNDS                      RANGE OF
PROPERTY                            MORTGAGE LOANS                      ADVANCED(1)              INTEREST RATES(2)
----------------------------        --------------                      -----------              -----------------
Industrial Properties

         First Mortgage Loan              1                             $1,500,000                   12.0%

Office Buildings

         Wraparound Mortgage
         Loan                             1                             $  468,493                   10.0%

         First Mortgage Loans             2                             $5,850,000                 5.0 - 8.3%

Loan Secured by First                     1                             $3,000,000                    6.0%


  Lien (3)


Shopping Center/Retail

         Wraparound Mortgage
         Loans                                        3               $ 8,280,512      6.5 - 12.7%

         First Mortgage Loans                         3               $29,900,000      7.5 - 10.5%

TOTAL:                                               11               $48,999,005
                                                     ==               ===========

----------------------------

(1) Before taking into account allowance for possible loan losses of approximately $9,781,336.

(2) Interest rates presented are the weighted averages of the sum of current plus accrued interest rates.

(3) The loan is secured by a first lien on a collaterally assigned first mortgage loan which, in turn, is secured by a fee position subject to a master lease on an office building in New York City, New York.

                              NORTHEAST                    SOUTHEAST               MIDWEST                WEST
                             -----------                   ----------             ----------            --------
Outstanding
Principal Amount
of Loans(1)                  $41,480,512                   $1,500,000             $5,550,000            $468,493

Percentage of
Funds Outstanding                   84.7%                         3.1%                  11.3%                0.9%

Number of Loans                       7                             1                      2                   1

---------------

(1)   Before taking into account allowance for possible loan losses.

Real Property Investments

                  The following table summarizes the Trust's equity investments in real properties, and the carrying value, net of accumulated depreciation, of such properties, as of December 31, 1994:


PROPERTY                   LOCATION                  CARRYING VALUE
--------                   --------                  --------------
Sunshine Plaza             Tamarac, FL               $ 9,143,966
Shopping Center

Crofton Shopping           Crofton, MD               $10,025,960
Center

Trinity Corners            Pound Ridge, NY           $ 2,916,562
Shopping Center

Commack Property           Commack, NY               $ 2,811,187

Lantana Plaza              Lantana, FL               $ 5,495,932
Shopping Center

9 North Wabash             Chicago, IN               $ 3,263,352
Avenue

Chester Shopping           Chester, NJ               $18,212,669
Center

Norgate Shopping           Indianapolis, IN          $ 4,239,753
Center

SUNSHINE PLAZA SHOPPING CENTER. The Sunshine Plaza Shopping Center is a one-story shopping center located in Tamarac, Florida (Broward County). The property was acquired on December 19, 1991 by Sunshine Plaza Shops, Inc., a wholly-owned subsidiary of the Trust. The shopping center contains approximately 241,000 square feet of leasable space, approximately 83% of which was leased as of December 31, 1994. Major tenants (i.e., tenants who accounted for 10% or more of the revenues at such property during 1994) are J. Byrons department store, Publix supermarket, L. Luria & Sons and Eagle Fashions. These four tenants lease approximately 50,000, 35,040, 39,195 and 23,124 square feet, respectively, under leases which expire in November 1996, February 1996, January 1999 and December 2003, respectively. Each of the J. Byrons and Publix leases contains three 5-year tenant renewal options and the Eagle Fashions' lease contains two 5-year tenant renewal options. Leases for approximately 6,400 square feet are due to expire on or prior to December 31, 1995. The average base rent per square foot paid by tenants at such property as of January, 1995, excluding percentage rent and similar provisions, was $3.63 ($4.44, including percentage rent based on 1994 revenues).

CROFTON PLAZA SHOPPING CENTER. The Crofton Plaza Shopping Center is a one-story shopping center located in Crofton, Maryland (Anne Arundel County). The property was acquired on May 1, 1991 by Crofton Plaza, Inc., a wholly-owned subsidiary of the Trust. The shopping center contains approximately 250,000 square feet of leasable space, approximately 97% of which was leased as of December 31, 1994. Major tenants (i.e., tenants who accounted for 10% or more of the revenues at such property during 1994) are K Mart department store, Drug Emporium and Metro Food Mart. These three tenants lease approximately 95,810, 30,429 and 54,800 square feet, respectively, under leases which expire in June 2000, September 2000 and August 2005, respectively. The Metro Food Mart lease provides for four 5-year tenant renewal options; the Drug Emporium and K Mart leases each contain ten 5-year tenant renewal options. Leases for approximately 22,214 feet are due to expire on or prior to December 31, 1995. The average base rent per square foot paid by tenants at such property as of January, 1995, excluding percentage rent and similar provisions, was $5.12 ($5.30, including percentage rent based on 1994 revenues).

TRINITY CORNERS SHOPPING CENTER. The Trinity Corners Shopping Center is a one-story shopping center located in Pound Ridge, New York (Westchester County). The property was acquired pursuant to a bankruptcy court auction sale on December 30, 1992 by Trinity Shops, Inc., a wholly-owned subsidiary of the Trust. The shopping center contains approximately 51,000 square feet of leasable space, approximately 80% of which was leased as of December 31, 1994, and was modernized during 1994. Major tenants (i.e., tenants who accounted for 10% or more of the revenues at such property during 1994) are Scotts Corner Market and Scotts Corner Pharmacy. These tenants lease approximately 28,515 and 4,500 square feet, respectively, under leases which expire in May 2000 and December 2000, respectively. Leases for approximately 1,170 square feet are due to expire on or prior to December 31,

1995. The average base rent per square foot paid by tenants at such property as of January, 1995 was $8.12.

COMMACK PROPERTY. The Commack Property is a one-story free-standing building of approximately 47,500 square feet of leasable space located in Commack, New York (Suffolk County). The property was acquired on December 30, 1992, by The Commack Site, Inc., a wholly-owned subsidiary of the Trust. The entire Commack Property is leased to Toys R Us pursuant to a lease which expires in January 2002. The lease provides for four 5-year tenant renewal options.

LANTANA SHOPPING CENTER. The Lantana Shopping Center is a one-story shopping center located in Lantana, Florida (Palm Beach County). The property was acquired on March 5, 1993 by Lantana Plaza Shops, Inc., a wholly-owned subsidiary of the Trust. The shopping center contains approximately 117,000 square feet of leasable space, approximately 91% of which was leased as of December 31, 1994. Major tenants (i.e., tenants who accounted for 10% or more of the revenues at such property during 1994) are Publix supermarket, Pet Supermarket and Beall's Outlet. These three tenants lease approximately 36,800, 11,000 and 11,832 square feet, respectively, under leases which expire in August 1999, June 1999 and April 1998, respectively. The Publix lease contains one 5-year tenant renewal option, the Pet Supermarket lease contains three 5-year tenant renewal options and the Beall's lease contains four 4-year tenant renewal options. Leases for approximately 6,325 feet are due to expire on or prior to December 31, 1995. The average base rent per square foot paid by tenants at such property as of January, 1995, excluding percentage rent and similar provisions, was $4.89 ($5.75, including percentage rent based on 1994 revenues).

9 NORTH WABASH AVENUE. The 9 North Wabash property is a six-story building with approximately 52,000 square feet of leasable space located in Chicago, Illinois. The property was acquired on July 7, 1993 by 9 North Wabash Corp., a wholly-owned subsidiary of the Trust. The entire Wabash property is leased to Lane Bryant pursuant to a lease which expires in June 1995. The lease does not provide for any tenant renewal options. The Trust has entered into an exclusive sales and lease arrangement with a local broker to sell or lease this property.

CHESTER SHOPPING CENTER. The Chester Shopping Center is a one-story shopping center located in Chester, New Jersey (Morris County). The property was acquired on July 12, 1994 by Chester Plaza Shops, Inc., a wholly-owned subsidiary of the Trust. The shopping center contains approximately 223,000 square feet of leasable space, approximately 99% of which was leased as of December 31, 1994. The major tenant (i.e., tenant who accounted for 10% or more of the revenues at such property during 1994) is Village Supermarket (Shop Rite). This tenant leases approximately 45,300 square feet pursuant to an amended lease which expires in December 2007. The lease contains two 10-year renewal options. Leases for approximately 11,213 feet are due to expire on or prior to December 31, 1995. The average base rent per square foot paid by tenants at such property as of January, 1995, excluding percentage rent and similar provisions, was $9.51 ($10.68 including percentage rent based on 1993 revenues).

NORGATE SHOPPING CENTER. The Norgate Shopping Center is a one-story shopping center located in Indianapolis, Indiana (Marion County). The property was acquired on June 30, 1994 by Norgate Shops, Corp., a wholly-owned subsidiary of the Trust. The shopping center contains approximately 208,000 square feet of leasable space, approximately 79% of which was leased as of December 31, 1994. Major tenants (i.e., tenants who accounted for 10% or more of the revenues at such property during 1994) are Kohl's Oakland, Inc. and Consolidated Stores, Inc. These two tenants lease approximately 65,000 and 37,300 square feet. The Kohl's Oakland lease expires in January 1999 and the Consolidated Stores lease is month to month. The Kohl's lease contains three 5-year tenant renewal options. Leases for approximately 45,642 feet are due to expire on or prior to December 31, 1995. The average base rent per square foot paid by tenants at such property as of January 1995 excluding percentage rent and similar provisions was $3.52 ($3.59 including percentage rent based on 1993 revenues).

                  As indicated above, certain of the leases at the shopping centers owned by the Trust's subsidiaries also provide for the payment of additional "percentage rent," which is calculated as a percentage of a tenant's gross sales above predetermined thresholds.

                  Each of the properties owned by the Trust as of March 15, 1995 was subject to a mortgage loan held by the Trust, and each of such loans, other than with respect to the Lantana Shopping Center property, while consolidated for accounting purposes, has not been extinguished of record. The properties are managed by the wholly-owned subsidiaries of the Trust which own such properties (or, in the cases of the Chester and Norgate shopping centers, by third-party property managers under supervision of the Trust's subsidiaries). The Trust may, in its discretion, advance costs and expenses incurred in connection with the operation of properties owned by its wholly-owned subsidiaries.

                  Consummation of the Proposed Transaction and the related transactions would, as contemplated by the Letter of Intent, result in the Trust having substantially all of its assets invested in real properties, primarily shopping center properties. In making equity investments, the Trust is subject to the risks inherent in the ownership of commercial properties, including, without limitation, fluctuations in occupancy rates and operating expenses, variations in rental schedules, the character of the tenancy and the possible effect on the cash flow from a property if its tenants incur financial difficulties. Such events may, in turn, be adversely affected by general and local economic conditions, interest rate levels, the availability of financing, the supply of and demand for properties of the types in which the Trust invests, environmental laws and regulations, zoning laws, federal and local rent controls, other laws and regulations and real property tax rates. Certain expenditures associated with real estate equity investments (principally real estate taxes and maintenance costs) are not necessarily decreased by events adversely affecting the Trust's income from such investments. Thus, the cost of operating a property may exceed the rental income earned thereon, and the Trust may have to advance funds in order to protect its investment or may be required to dispose of the property at a loss. For these and other reasons, no assurance of profitable operation can be made.

Qualification as a REIT

                  The Trust first elected to qualify as a REIT for the year ended December 31, 1988. The Trust's policy is to qualify as a REIT for federal income tax purposes. If the Trust so qualifies, amounts paid by the Trust as dividends to its Shareholders will not be subject to corporate income taxes. For any year in which the Trust does not meet the requirements for electing to be taxed as a REIT, it will be taxed as a corporation.

                  The requirements for qualification as a REIT are contained in sections 856-860 of the Code and the regulations issued thereunder. The following discussion is a brief summary of some of those requirements. Such requirements include certain provisions relating to the nature of a REIT's assets, the sources of its income, the ownership of its stock, and the distribution of its income. Among other things, at the end of each fiscal quarter, at least 75% of the value of the total assets of the Trust must consist of real estate assets (including interests in mortgage loans secured by real property and interests in other REITs, as well as cash, cash items and government securities) (the "75% Asset Test"). There are also certain limitations on the amount of other types of securities which can be held by a REIT. Additionally, at least 75% of the gross income of the Trust for the taxable year must be derived from certain sources, which include "rents from real property," and interest secured by mortgages on real property. An additional 20% of the gross income of the Trust must be derived from these same sources or from dividends, interest from any source, or gains from the sale or other disposition of stock or securities or any combination of the foregoing. There are also restrictions on the percentage of gross income derived from the sale or disposition of certain assets within certain time periods.

                  A REIT is also required to distribute at least 95% of its REIT Taxable Income (as defined in the Code) to its shareholders. A significant number of the Trust's mortgage loans do not require the current payment of a portion of the interest as it accrues. Because, for federal income tax purposes, the Trust must include such accrued interest in income but will not receive the corresponding cash at the same time, the Trust may have to obtain funds from other sources to satisfy the 95% distribution requirement, although depreciation deductions attributable to the Trust's ownership of real properties held through its wholly-owned subsidiaries should reduce the amount of such "cashless" income. To the extent the Trust's accrued interest income is not offset by depreciation deductions, the Trust expects to obtain deferred interest financing, if available, which would reduce REIT Taxable Income by the amount of interest accruing each year on such financing without requiring any cash payments until maturity. In addition, the Trust may draw upon its cash reserves or issue equity securities (including those issued pursuant to the Distribution Reinvestment Plan) in order to satisfy the 95% annual distribution requirement referred to above. In addition, to the extent that payments made to certain executive officers under their employment arrangements exceed $1 million in any year, the excess may not be deductible by the Trust. To the extent that such payments (or, in certain circumstances, other payments made pursuant to such employment arrangements) are nondeductible, the Trust may lose all or a portion of its net operating loss carryover or may need to obtain funds from sources other than operations in order to satisfy the 95% annual distribution requirement referred to above. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

                  During early 1995, the Trust's management determined that the Trust may have inadvertently failed to satisfy the "75% Asset Test" for the third quarter of 1994, because at the end of such quarter more than 25% of the Trust's assets were invested in overnight bank repurchase obligations secured by Treasury Bills. In previously issued Revenue Ruling 77-59, the IRS took the position that overnight bank repurchase obligations constitute neither "government securities" nor cash items for purposes of satisfying the 75% Asset Test. The Trust's management also determined that it may have failed to comply in previous years with certain shareholder notice requirements of the Code. The Trust has already filed its 1994 tax return and has requested the IRS to enter into a closing agreement, pursuant to which the IRS would agree not to treat the Trust as failing to qualify as a REIT, despite the Trust's inadvertent failure to satisfy the requirements noted above. Management believes that the IRS position in Revenue Ruling 77-59 is incorrect and further believes that even if the IRS position in Revenue Ruling 77-59 were to be upheld, the Trust's inadvertent failure to satisfy the 75% Asset Test for one quarter was due to reasonable cause and not to willful neglect and, therefore, the mitigation provisions of Code Section 856(g)(4) should apply to permit the Trust to continue to be taxed as a REIT.

                  Should the IRS deny the Trust's request for relief, the Trust intends to seek a judicial determination that it may continue to qualify as a REIT. If the Trust does not ultimately prevail in its position, it would be taxable as a regular "C" corporation for 1994 but, because of the incurrence of a net operating loss for such year, would have no federal income tax liability for 1994. However, it is anticipated that the Trust would have a state and local tax liability of approximately $400,000 for 1994.

                  If it is finally determined that the Trust cannot continue to be treated as a REIT, and the Proposed Transaction is not consummated, the RPS Board may consider pursuing alternative transactions, which would likely be made more difficult if the Trust lacked REIT status. The RPS Board may also consider liquidating the Trust's remaining assets and making a liquidating distribution to its Shareholders. The Trust's management believes that such a liquidation could be accomplished without a material federal tax liability at the Trust level.

Competition

                  The properties which secure the Trust's mortgage loans may face competition from similar properties in the vicinity. To the extent such competition reduces the gross revenues from the operation of such properties and/or decreases any appreciation in the value of such properties, such competition will reduce any contingent interest or additional contingent interest otherwise payable to the Trust and may make it more difficult for borrowers to meet debt service payments on a current basis.

                  With respect to the Trust's investments in real properties, the Trust may experience competition from other investors in real estate equities, including private investors (both domestic and international), as well as banks, pension funds, insurance companies, real estate investment trusts and other investors, many of whom have resources greater than that of the Trust. In addition, in areas where the Trust's subsidiaries own real properties, there may be comparable properties and/or economic difficulties which would cause increased competition for tenants, thereby pushing rental rates down, forcing the Trust's subsidiaries to make greater lease concessions (e.g., to fund renovations), and/or causing increased vacancies at the Trust's properties.

Employees

                  As of March 15, 1995, the Trust employed 13 persons. See Item 10, "Directors and Executive Officers of the Trust."

Executive Officers of the Trust

                  The executive officers of the Trust are as follows:

                                                                                            HAS SERVED AS
NAME                                          OFFICES                                       OFFICER SINCE
--------------------                          ---------------------                         -------------
Joel M. Pashcow                               Chairman                                      October 1980*

Herbert Liechtung                             President                                     October 1981*

Stanley Rappoport                             Executive Vice                                August 1991
                                              President

Edwin R. Frankel                              Senior Vice President                         March 1983*
                                              and Treasurer

John J. Johnston, Jr.                         Vice President-                               November 1983*
                                              Real Estate Counsel
                                              and Secretary

---------------------

*    Includes periods served in similar capacities for the Predecessor Programs.

                  Joel M. Pashcow, age 52, has been associated with the Trust since its inception. He has been a member of the Bar of the State of New York since 1968. He is a graduate of Cornell University and the Harvard Law School. Mr. Pashcow has served as a member of the Board of Governors of the Real Estate Securities and Syndication Institute and has been designated a Specialist in Real Estate Securities by such Institute. Additionally, he served as a director and member of the executive committee of the National Realty Committee.

                  Herbert Liechtung, age 64, has been associated with the Trust since its inception.

                  Stanley Rappoport, age 64, has been associated with the Trust since August 1991. From January 1989 until August 1991 Mr. Rappoport served as an independent consultant to NPI Management Corp. and was active as a real estate broker and in the management of real estate investments. Mr. Rappoport is a licensed real estate broker and insurance broker in the State of New York and a Certified Review Appraiser. He is a graduate of New York University.

                  Edwin R. Frankel, age 49, has been associated with the Trust since its inception.

                  John J. Johnston, Jr., age 63, has been associated with the Trust since its inception. Mr. Johnston graduated from Hunter College in 1955 with a degree in economics and from Columbia Law School in 1958. He is a member of the Bar of the State of New York.

                  On March 7, 1995, Herbert Liechtung, the President of the Trust, underwent successful abdominal vascular surgery. Mr. Liechtung is currently recuperating and is expected to resume his activities as President of the Trust during or prior to May 1995. During Mr. Liechtung's absence, the other officers of the Trust, especially Messrs. Pashcow and Rappoport, have taken on additional duties usually performed by Mr. Liechtung. See Item 11, "Executive Compensation -- Employment Agreements."

Item 2.           Properties.

                  During 1994, the Trust leased approximately 6,400 square feet of office space at 733 Third Avenue, New York, New York for an annual rental of $194,666 (including electricity). This lease expires on March 31, 1995. In March, 1995, the Trust entered into a lease for approximately 4,863 square feet of office space at 747 Third Avenue, New York, New York. The term of this lease commences on April 1, 1995, at an annual base rental of $145,890. This lease will expire on April 30, 1996, unless extended by the Trust for an additional one-year term. The lease does not permit the Trust to terminate the lease before the expiration of its term, to assign the lease or to sub-lease the leased space without the consent of the landlord.

                  In addition, the Trust leases office space at 801 Brickell Avenue, Miami, Florida, for a monthly rental of $1,284. This lease will expire on July 20, 1995.

Item 3.           Legal Proceedings.

                  There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business (including, without limitation, foreclosure proceedings), against or involving the Trust or its property.

Item 4.           Submission of Matters to a Vote of Security Holders.

                  The Trust did not submit any matter to a vote of its Shareholders during the fourth quarter of 1994.

                                     PART II

Item 5.           Market for the Trust's Shares of Beneficial
                  Interest and Related Shareholder Matters.

                  (a)      Market Information

                  The Shares have been traded on the New York Stock Exchange since December 28, 1988.

                  Set forth below is the range of high and low sales prices for the Shares for each of the quarters during the years ended December 31, 1993 and December 31, 1994:

                                                              HIGH              LOW
                                                              ------            ------
         First Quarter 1993                                   $5-5/8            $4-1/4
         Second Quarter 1993                                  $4-5/8            $3-1/8
         Third Quarter 1993                                   $3-3/4            $3-1/4
         Fourth Quarter 1993                                  $4-1/2            $3-1/2

         First Quarter 1994                                   $4-1/8            $3-3/4
         Second Quarter 1994                                  $4-1/4            $3-1/2
         Third Quarter 1994                                   $4-1/2            $4
         Fourth Quarter 1994                                  $4-3/8            $3-7/8

                  (b)      Approximate Number of Equity Security Holders

                                                              APPROXIMATE NUMBER OF
                                                                  RECORD HOLDERS
         TITLE OF CLASS                                       (AS OF MARCH 15, 1995)
         --------------                                       ----------------------
         Shares of Beneficial
         Interest, $.10 par value                                  12,308

                  (c)  Dividend Information

                  Under the Code, a REIT must meet certain qualifications including a requirement that it distribute annually to its shareholders at least 95% of its REIT Taxable Income. The Trust has continued the cash distribution policy of the Predecessor Programs by making quarterly distributions to its Shareholders in amounts such that annual distributions equal 100% of REIT Taxable Income, thereby complying with the distribution requirements of the federal income tax laws applicable to REITs. See "Qualification as a REIT" in
Item 1 above.

                  The Trust declared the following cash dividends to Shareholders for the year ended December 31, 1993:

                                                                      PAYMENT
               QUARTER                   DIVIDEND                      DATE
         -------------------             --------                    --------
         First Quarter 1993                $.08                       5/18/93
         Second Quarter 1993               $.08                       8/13/93
         Third Quarter 1993                $.08                      11/17/93
         Fourth Quarter 1993               $.08                       1/27/94

                  The Trust declared the following cash dividends to Shareholders for the year ended December 31, 1994:

                                                                         PAYMENT
               QUARTER                     DIVIDEND                       DATE
         -------------------               --------                     --------
         First Quarter 1994                  $.08                       05/17/94
         Second Quarter 1994                 $.08                       08/17/94
         Third Quarter 1994                  $.08                       11/16/94
         Fourth Quarter 1994                 $.08                       01/27/95

Item 6.  Selected Financial Data.


                                                               YEAR ENDED DECEMBER 31,
                            ---------------------------------------------------------------------------------------------
                                1994                 1993                1992                 1991                1990
                            -----------          -----------         -----------          -----------         -----------
Revenues                    $26,406,761          $26,968,505         $29,857,260          $27,936,678         $36,985,405

Net Income(1)               $15,641,876          $ 3,051,266         $ 8,838,836          $12,758,266         $23,755,936

Net Income

  Per Share(1)(2)           $       .55          $       .11         $       .31          $       .45                 .82

Cash Dividends
  Declared
  Per Share                 $       .32          $       .32         $       .60          $       .70         $       .82

Statement of
  Financial
  Position                  DECEMBER 31,         DECEMBER 31,        DECEMBER 31,         DECEMBER 31,        DECEMBER 31,
  at year end                   1994                 1993                1992                 1991                1990
                            -----------          -----------         -----------          -----------         --------

Total Assets                $186,170,822         $186,419,996        $215,558,387         $241,627,537        $235,565,414

Shareholders'
  Equity                    $182,599,168         $176,312,600        $182,558,951         $191,171,414        $197,802,342

--------------------

(1) Net income for the year ended December 31, 1992 includes extraordinary items (gains on early extinguishment of debt). See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 6 and 7 to Item 8, "Financial Statements and Supplementary Data."

(2) Net income per Share for 1994, 1993, 1992, 1991 and 1990 is based on the weighted number of Shares outstanding of 28,494,379, 28,582,344, 28,599,637, 28,653,103 and 29,079,562, respectively.

Item 7.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.

Capital Resources and Liquidity

                  As of December 31, 1993, the Trust had $100,692,130 invested in mortgage loans (after deducting allowance for possible loan losses of $23,724,537), $33,740,702 invested in real properties and $37,747,388 in short-term investments. During 1994, the Trust, through wholly-owned subsidiaries, acquired the Norgate Shopping Center property and the Chester Shopping Center property, sold the Saratoga Office Building and the California Mortgage Loans and exercised its right to prepay the first mortgage loan secured by the Crofton Plaza Shopping Center. (See Item 1, "Business -- Investments".) During 1994 the Trust received aggregate proceeds of $54,372,492 from the prepayment and/or partial pay-down of seven mortgage loans (including the California Mortgage Loans). As of December 31, 1994, the Trust had $41,891,769 invested in mortgage loans (after deducting allowance for possible loan losses of $11,657,236), $56,109,381 invested in real properties and $73,781,582 in short-term investments.

                  In April 1990, the Board of Trustees approved a $6,000,000 Share repurchase program which allows the Trust to purchase its Shares at prevailing market prices. Pursuant to this program, during 1994 the Trust purchased 60,500 Shares at an average price of $3.93 price per Share.

                  During 1994, the Trust's cash receipts were derived primarily from interest income (including additional contingent interest and prepayment premium income) on its mortgage loan portfolio, and, to a lesser degree, from rental income from its investments in real properties held through its wholly-owned subsidiaries and interest from its short-term investments. These receipts were used to fund operating expenses and pay cash distributions to Shareholders.

                  In order to make the necessary distributions to Shareholders required to allow the Trust to continue to qualify as a REIT, to the extent that there are not sufficient funds available due to timing differences between the realization of taxable income and net cash flow, including the portion of accrued interest on mortgage loans required to be included currently in the Trust's taxable income, the Trust may require additional cash. Deductions for depreciation on the Trust's real estate investments reduce REIT Taxable Income with no corresponding payment of cash. To the extent the Trust's accrued interest income is not offset by depreciation deductions attributable to its equity investments in real property, the Trust may draw upon its cash reserves, if available. To the extent cash reserves are not available, the Trust may need to obtain financing and/or issue additional Shares (including those issued Shares to be acquired pursuant to the Trust's Distribution Reinvestment
Plan). During 1994, the Trust's distributions to Shareholders were classified as return of capital, because the Trust recognized a taxable loss for 1994.

                  The Trust believes that its working capital will be sufficient to satisfy its requirements for its operations. However, there can be no assurances that there will not be unanticipated additional expenses.

                  As stated above, the Trust's cash receipts are derived primarily from interest income generated by its mortgage loan portfolio. As a result, the Trust is dependent upon the ability of the borrowers under such mortgage loans to make required debt service payments. While the Trust has addressed certain of these issues by, among other things, selling or foreclosing upon certain of its mortgage loans, the Trust is aware that certain of its borrowers are experiencing continuing financial difficulties due to increased vacancies and lower rental rates. The Trust has established, as of December 31, 1994, an allowance for possible loan losses of $11,657,236 relating to certain of the mortgage loans held by the Trust. This allowance is indicative of the overall decline in the value of real estate nationally and of the properties securing the Trust's mortgage loans. Management's policy is to review each mortgage loan in the Trust's portfolio on a regular basis (which review includes a periodic assessment of the value and collectibility of the individual mortgage loans) for the purpose of determining whether a provision for loan losses need be established or increased. Subject to the foregoing, the allowance for possible loan losses is maintained at a level which management believes is adequate to absorb potential losses on outstanding mortgage loans; however, ultimate losses may vary from current estimates. The Trust may provide for additional losses in the future.

                  Because of a decrease in the Trust's investment in participating mortgage loans and an increase in lower-yielding short-term investments, as well as the continuing effect of the "problem loans" referred to above on the performance of the Trust's investment portfolio, the Trust anticipates decreased revenues to the Trust during 1995, compared to 1994 results. In addition, as a result of the sale of certain of the Trust's mortgage assets during 1994 and the corresponding increase in funds invested in lower-yielding short-term investments, the Trust may not be able to sustain the current level of distributions to Shareholders.

                  The Trust is actively pursuing opportunities to dispose of the remaining mortgage loans in its investment portfolio, including, without limitation, by the sale of individual mortgage loans to the borrowers thereunder or to third parties or pursuant to a transaction involving several of such mortgage loans. Sales of mortgage loans, whether individually or in a "package," may yield sales proceeds which could be less than the carrying value of such loans.

                  The Trust may also continue to restructure existing mortgage loans with the borrowers under such loans; alternatively, the Trust may foreclose upon certain of the properties securing mortgages held by the Trust, or negotiate arrangements in lieu of foreclosure which could result in the Trust becoming the owner, either directly or indirectly, of certain of the properties currently securing the Trust's mortgage loans.

RESULTS OF OPERATIONS

Calendar Year 1994 Compared to Calendar Year 1993

                  Total revenues before rental income received during 1994 decreased $3,239,288 or 14.2% from that of the previous year. Interest from mortgage loans received by the Trust during 1994 decreased $5,393,200 or 38.5% compared to 1993. The reduction in interest from mortgage loans is attributable to the reduction in the Trust's mortgage loan portfolio as well as the financial condition of certain of the Trust's borrowers and the economic condition in certain areas where the properties securing the Trust's mortgage loans are located. Current interest income from mortgage loans decreased $4,301,629 or 40.0%, primarily as a result of lower mortgage balances. The Trust in 1994 received $1,696,866 of previously unrecognized deferred interest as compared to $2,651,098 in 1993, a decrease of $954,232 or 36.0%.

                  Contingent interest income for 1994 was $440,688 as compared to $578,027 for 1993. This represents a decrease of $137,339 or 23.8%. During the year ended December 31, 1994 the Trust received additional contingent interest and prepayment penalty income (equity participation) totalling $8,405,813 as compared to $3,433,116 in 1993, an increase of $4,972,697 or
144.8%. Short-term interest income increased $1,499,722 or 135.8% as a result of higher balances. During 1993 the Trust received $3,942,513 in gains resulting from the sale of its 270,000 shares of Kimco Realty Corporation common stock, as well as dividend income of $395,185 from such shares. The Trust held no marketable securities during 1994.

                  During the year ended December 31, 1994, expenses (excluding interest on mortgages, property operating expenses, real estate taxes and depreciation) decreased $14,029,955 or 67.3% compared to the same period during 1993. This decrease was primarily due to the decrease in the allowance for possible loan losses expense. During the year ended December 31, 1994, the Trust made allowances for possible loan losses of $2,500,000 as compared to $15,000,000 during 1993, representing a decrease of $12,500,000 or 83.3%. During 1994 the Trust did not incur interest on notes payable as compared to $2,019,710 in 1993. On

December 28, 1993 the Trust exercised its option to redeem in full the Note issued pursuant to the Note Issuance Agreement dated as of December 28, 1988. The Trust during 1994 recognized a loss of $227,708 as a result of the Trust selling the Saratoga Office Building. General and administrative expenses and payroll and related expenses increased $174,090 and $87,957, respectively.

                  During 1994, the Trust received rental income of $6,764,394 as compared to $4,086,850 for the 1993 year. This increase of $2,677,544 or 65.5% is primarily as a result of the Trust owning more properties during 1994 than during the 1993 period. Interest expense on mortgages payable in 1994 decreased $176,738 or 29.3% due to the Trust exercising its right to prepay the first mortgage loan relating to the Crofton Plaza Shopping Center property on September 30, 1994. Property operating expenses, real estate taxes and depreciation expense increased during the 1994 year by $323,729, $531,733 and $198,877, respectively over the 1993 year due to the aforementioned increase in the number of properties. For the year ended December 31, 1994, the Trust recognized net income from the investment of real estate of $2,822,884 as compared to $1,022,941 for 1993.

                  Net earnings for the year ended December 31, 1994 as compared to the year ended December 31, 1993 increased by $12,590,610 as a result of the items discussed above.

Calendar Year 1993 Compared to Calendar Year 1992

                  Total revenues before rental income decreased $4,395,700 or 16.1% from that of the previous year. Interest from mortgage loans decreased $6,047,099 or 30.2%. The reduction in interest from mortgage loans continued to be attributable primarily to the general decline in the commercial real estate sector of the national economy, the financial condition of certain of the Trust's borrowers and the economic conditions in certain areas where the properties securing the Trust's mortgage loans are located. The Trust in 1993 received $2,651,098 of previously unrecognized deferred interest as compared to $1,673,262 in 1992, an increase of $977,836 or 58.4%. Contingent interest income for 1993 was $578,027 as compared to $467,080 for 1992. This represents an increase of $110,947 or 23.8%. Current interest income from mortgage loans decreased $7,135,882 or 39.9%, primarily as a result of an increase in "problem loans" and lower mortgage balances. During the year ended December 31, 1993 the Trust received $3,433,116 of additional contingent interest (equity participation) as compared to $5,250,000 of additional contingent interest and prepayment penalty income during 1992, representing a decrease of $1,816,884 or 34.6%. Additionally, in 1993 the Trust received $3,942,513 in gains resulting from the sale of its 270,000 shares of Kimco Realty Corporation common stock. During 1992 the Trust recognized

$1,005,073 or $.04 per share from extraordinary tems as compared to none in 1993. Short-term interest income decreased $493,875 r 30.9% as a result of lower interest rates and lower balances.

                  During the year ended December 31, 1993, expenses (excluding interest on mortgages, property operating expenses, real estate taxes and depreciation) increased $1,032,132 or 5.2% compared to the same period during 1992. This increase was primarily due to the increase in the allowance for possible loan losses. During the year ended December 31, 1993, the Trust made allowances for possible loan losses of $15,000,000 as compared to $12,955,100 during 1992 representing an increase of $2,044,900 or 15.8%. Additionally, in 1992 the Trust recognized loan losses of $919,471. Interest expense on the Note increased $91,257 or 4.7% as a result of the semi-annual compounding. General and administrative expenses and payroll and related expenses decreased by $142,149 and $42,405, respectively.

                  During 1993, the Trust received rental income of $4,086,850 as compared to $2,579,905 for the same period of 1992. This increase is as a result of the Trust owning more properties during 1993 than during the 1992 period. During the year ended December 31, 1993 the Trust incurred interest expense on mortgages, property operating expenses, real estate taxes and depreciation expenses totaling $3,063,909 as compared to $2,202,299 during the 1992 year. For the year ended December 31, 1993 the Trust recognized net income from the investment of real estate of $1,022,941 as compared to $377,606 for 1992.

                  Net earnings for the year ended December 31, 1993 as compared to the year ended December 31, 1992 decreased by $4,782,497 or 61.1% as a result of the items discussed above.

Item 8.           Financial Statements and Supplementary Data.

                  See pages FS-2 - FS-21, which are included herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

                  None.

                                    PART III

Item 10.          Directors and Executive Officers of the Trust.

                  The Declaration of Trust which governs the Trust provides for not less than three nor more than nine Trustees, a majority of whom must not perform any services for the Trust, other than as a Trustee, and must not be directors, officers or employees of Integrated ("Independent Trustees"), except for a period of 60 days after the death, removal or resignation of an Independent Trustee. There are currently nine Trustees

(increased from seven in January 1990) of the Trust, six of whom are Independent Trustees.

                  The Trustees are divided into three classes. Messrs. Eisenstat, Blumenfeld and Rosoff are Class I Trustees, for a term to expire in 1995. Messrs. Goldberg, Glickman and Stalford are Class II Trustees, for a term to expire in 1996. Messrs. Pashcow, Liechtung and Blank are Class III Trustees, for a term to expire in 1997. Trustees hold office until their successors are duly elected and qualified.

                  The Trustees of the Trust are as follows:

                                     OFFICES AND                                   HAS SERVED AS
NAME                                 POSITIONS                                     TRUSTEE SINCE*
-------------------                  -------------------------                     --------------
Joel M. Pashcow                      Chairman and Member                           October 1980
                                     of Investment Committee

Herbert Liechtung                    President and Member                          October 1981
                                     of Investment Committee

Stephen R. Blank                     Member of the Compen-                         January 1990
                                     sation Committee

Edward Blumenfeld                    Member of Audit and                           September 1988
                                     Investment Committees

Samuel M. Eisenstat                  Member of Audit Committee                     December 1986
                                     and Alternate Member of
                                     Investment Committee

Edwin J. Glickman                    Member of Investment                          October 1980
                                     and Compensation
                                     Committees

Arthur H. Goldberg                   Member of Audit and                           July 1988
                                     Compensation Committees

William A. Rosoff                         _________                                January 1990


Alfred D. Stalford                   Member of Compensation                        April 1983
                                     and Investment
                                     Committees

*        Includes periods served in similar capacities for the Predecessor
         Programs.

                  Messrs. Pashcow and Liechtung are described in "Business - Executive Officers of the Trust" in Item 1 of this report.

                  Stephen R. Blank, age 49, has been a Managing Director of Oppenheimer & Co., Inc. since November 1, 1993. Prior to joining Oppenheimer Mr. Blank was a Managing Director, Real Estate Corporate Finance, of Cushman & Wakefield, Inc. for four years. Prior to joining Cushman & Wakefield, Mr. Blank was associated for ten years with Kidder, Peabody & Co. Incorporated as a Managing Director of the firm's Real Estate Group. Mr. Blank graduated from Syracuse University in 1967 and was awarded a Masters Degree in Business Administration (Finance Concentration) by Adelphi University in 1971. He is a member of the Urban Land Institute and the American Society of Real Estate Counselors. He has lectured before the Practicing Law Institute, the New York University Real Estate Institute, the Urban Land Institute and the International Council of Shopping Centers. He is a Trustee of the Crohn's & Colitis Foundation of America, Inc.

                  Edward Blumenfeld, age 54, has been a principal of Blumenfeld Development Group, Ltd., a real estate development firm principally engaged in the development of commercial properties, since 1978.

                  Samuel M. Eisenstat, age 55, has been engaged in the private practice of law for more than five years. Mr. Eisenstat serves as a director of various mutual funds managed by Sun America Asset Management and of UMB Bank & Trust Co. Mr. Eisenstat received a B.S. degree from New York University School of Commerce in 1961 and graduated from New York University School of Law.

                  Edwin J. Glickman, age 62, has been Executive Vice President of Capital Lease Funding Corp. since January, 1995. Capital Lease makes loans to owners of properties net leased to investment grade tenants, funding such loans through securitization. Prior to that, Mr. Glickman was Chairman of the Glickman Organization, Inc. from April, 1991 to December 1994, and Chairman of the Executive Committee of Schoenfeld Glickman Maloy Inc. from May 1989. From 1977 to 1993 he was also associated with Sybedon Corporation as Vice Chairman. In such positions he has been engaged in real estate financial services, including mortgage brokerage, arranging joint ventures and equity financing. Mr. Glickman is a graduate of Dartmouth College. He is a guest speaker on real estate-related subjects at a number of conferences. Mr. Glickman is an Adjunct Assistant Professor of the Real Estate Institute of New York University.

                  Arthur H. Goldberg, age 52, has been President of Manhattan Associates, LLC, a merchant and investment banking firm since February 1994. Prior to that, Mr. Goldberg was Chairman of Reich & Company, Inc. (formerly, Vantage Services, Inc.), a securities brokerage and investment brokerage firm from January 1990 to December 1993. Mr. Goldberg was employed by Integrated Resources, Inc. from its inception in December 1968, as President and Chief Operating Officer from May 1973 and as Chief Executive

Officer from February 1989, until January 1990. On February 13, 1990, Integrated Resources, Inc. filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. Mr. Goldberg has been a member of the Bar of the State of New York since 1967. He is a graduate of New York University School of Commerce and its School of Law.

                  William A. Rosoff, age 51, has been associated with the law firm of Wolf, Block, Schorr and Solis-Cohen since 1969, a partner since 1975. Mr. Rosoff is a past chairman of the firm's Executive Committee and is presently the firm's Financial Planning Partner, a member of its Executive Committee and the chairman of its tax department. Mr. Rosoff serves on the Legal Activities Policy Board of Tax Analysts, the Tax Practice Advisory Board for Little, Brown & Company, and the Advisory Board for Warren, Gorham and Lamont's Journal of Partnership Taxation. He is a fellow of the American College of Tax Counsel. Mr. Rosoff serves as a member of the Board of Directors of the Philadelphia Chapter of the American Jewish Congress and the Locust Club of Philadelphia, and is a member of the Board of Regents of the Philadelphia chapter of the American Society for Technion. Mr. Rosoff earned a B.S. degree with honors from Temple University in 1964, and earned an LL.B. magna cum laude from the University of Pennsylvania Law School in 1967.

                  Alfred D. Stalford, age 72, was previously engaged in the business of mortgage brokerage and real estate sales, principally involving commercial properties. He is presently retired from the mortgage brokerage business. Mr. Stalford has extensive mortgage loan and real estate experience and has served on a number of government commissions, including the California Commission of Housing and Community Development, the Board of Directors of the National Housing Conference, vice chairman of the Special Advisory Committee on Disposition of certain California surplus land and the Board of Directors of the California Exposition and Fair Corporation, a nonprofit corporation established by the State of California (of which he served as Chairman of the Board for a period of time).

                  In addition, the RPS Board established the Special Acquisition Committee, to assist the Trust's management in the negotiation of the Proposed Transaction and related transactions. Messrs. Blank, Goldberg and Rosoff are the members of the Special Acquisition Committee. See Item 11, "Executive Compensation -- Compensation of Trustees" for a discussion of the compensation of Messrs. Blank and Goldberg for their services as members of the Special Acquisition Committee.

                  There are no family relationships between any Trustee or executive officer and any other Trustee or executive officer of the Trust; however, Steven Liechtung, the son of Herbert Liechtung, is a Vice President of the Trust.

                  Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Trust's officers and Trustees, and persons who own more than ten percent of a registered class of the Trust's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission") and the New York Stock Exchange. Officers, Trustees and greater than ten percent shareholders are required by regulation of the Commission to furnish the Trust with copies of all Section 16(a) forms they file.

                  Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Trust believes that, during the fiscal year ended December 31, 1993, all filing requirements applicable to its officers, Trustees and greater than ten percent beneficial owners were complied with.

Item 11.          Executive Compensation.

Cash Compensation

                  The following table sets forth information with respect to the cash compensation paid by the Company for services rendered during the year ended December 31, 1994 to Messrs. Liechtung and Pashcow, the Trust's Co-Principal Executive Officers, and the three other most highly compensated executive officers, whose total remuneration from the Trust exceeded $100,000 for such period:

                           SUMMARY COMPENSATION TABLE

                                                                                 LONG-TERM COMPENSATION
                                                                                 ----------------------
                                  ANNUAL COMPENSATION                                    AWARDS
                    --------------------------------------------------           ----------------------

 (a)                 (b)        (c)           (d)                (e)                    (g)                       (i)

                                                                OTHER                  SECURITIES                  ALL
                                                                ANNUAL                 UNDERLYING                 OTHER
NAME AND                                                        COMPEN-                 OPTIONS/                  COMPEN-
PRINCIPAL                       SALARY         BONUS            SATION                    SARS                    SATION
POSITION             YEAR       ($)(1)         ($)(2)           ($)(3)                  (#) (4)                   ($)(5)
---------            ----       ------         ------           ------                  -------                   ------
Herbert              1994       321,650        38,342           16,054                                             8,100
Liechtung            1993       312,561        26,903           11,049                                            12,735
President            1992       300,330        11,022           35,289                                            15,537

Joel M.              1994       321,650        19,172           97,828                                             8,100
Pashcow              1993       312,561        13,452           51,358                                            12,735
Chairman             1992       300,330         5,511           36,096                                            15,537

Stanley              1994       163,072          --              1,404                                             8,100
Rappoport            1993       158,314          --              1,404                                             8,625
Executive            1992       150,000          --              1,404                                            10,288
Vice
President

Edwin R.             1994       111,514        18,000            3,029                                             7,535
Frankel              1993       108,262        18,000              348                                             6,837
Senior Vice          1992       104,500        18,000              348                                             8,343
President and
Treasurer




John J.              1994       110,552        17,600            1,404                                             7,372
Johnston, Jr.        1993       107,330        17,600            1,404                                             6,822
Vice Presi-          1992       103,600        17,600            1,404                                             8,333
dent-Real
Estate Counsel
and Secretary

---------------------

(1) Includes car allowances payable to Messrs. Liechtung and Pashcow pursuant to the terms of their respective employment agreements.

(2) Bonus amounts earned by Messrs. Liechtung and Pashcow for any year represents Distribution Incentive Bonus and Origination Bonus for that fiscal year earned pursuant to ten-year employment agreements expiring December 31, 1998.

(3) Includes perquisites and other personal benefits for such officer, including certain life insurance premium payments paid on behalf of the named officers. Of such amount, $76,857 was paid during 1994 for tax and accounting services performed on behalf of Mr. Pashcow for the years 1992, 1993 and 1994.

(4) Each of the named officers were granted options to purchase Shares on December 6, 1989, all of which are currently exercisable. The exercise price of all such options is $5.75 per Share.

(5) Includes discretionary contributions by the Trust to the RPS Realty Trust Retirement Savings Plan for such named officer's account, including forfeitures, if any.

Employment Agreements

                  Existing Employment Arrangements. Herbert Liechtung and Joel
M. Pashcow, the President and Chairman, respectively, of the Trust, are employed pursuant to ten-year employment agreements, expiring December 31, 1998, which were acquired by the Trust in the Acquisition. The employment agreements provide each of Messrs. Liechtung and Pashcow with a base annual salary, adjusted annually by a percentage equal to the increase in the Consumer Price Index - All Items for the New York Metropolitan Area (which increase in any year may not be less than 3% nor more than 8%). The base annual salary for the year ended December 31, 1994 was $312,050 for each of Messrs. Liechtung and Pashcow.

                  Pursuant to the terms of their respective employment agreements, Mr. Liechtung and Mr. Pashcow are each entitled to receive a Distribution Incentive Bonus in an amount equal to 3.75% of the amount, if any, by which the Trust's Qualifying Distributions (as defined below) in any calendar year exceed the Target Distribution (as defined below) for that year. The Target Distribution is determined on a cumulative, non-interest bearing basis, commencing January 1, 1989. "Qualifying Distributions" are defined as all distributions by the Trust attributable to any taxable year to the extent they do not exceed 100% of REIT Taxable Income. The "Target Distribution" for each year is $22,000,000, subject to certain adjustments. Neither Mr. Liechtung nor Mr. Pashcow received a Distribution Incentive Bonus for 1994.

                  Messrs. Liechtung and Pashcow are each entitled to receive 100% of the Distribution Incentive Bonus for any period they are employed by the Trust, through the year 2001. If Mr. Liechtung's or Mr. Pashcow's employment terminates prior to December 31, 1998, each is entitled to receive a portion of the Distribution Incentive Bonus payable in the year of such termination, based upon a vesting schedule set forth in their employment agreements; based upon such schedule, as of December 31, 1994, Messrs. Liechtung and Pashcow each would be entitled to receive 100% of any such bonus payable upon termination of their employment. If the employment of either Mr. Liechtung or Mr. Pashcow is terminated on or after December 31, 1998, each of Messrs. Liechtung and Pashcow are entitled to receive the Distribution Incentive Bonus through 2001, based upon a formula set forth in their employment agreements.

                  Mr. Liechtung and Mr. Pashcow receive Origination Bonuses equal to .235% and .1175%, respectively, of the amount of investments for which a formal commitment is executed by the Trust during the term of their respective employment agreements and which are subsequently consummated, subject to reduction for investments of less than three years. Mr. Liechtung and Mr. Pashcow received Origination Bonuses of $38,342 and $19,172, respectively, during 1994.

                  In the event of death during the term of the employment agreement, the officer's legal representatives will be entitled to receive his base salary for an additional period equal to the lesser of (i) the remaining term of the employment agreement or (ii) 24 months from the date of death, as well as any Distribution Incentive Bonuses and Origination Bonuses due or to become payable. In the event an officer is unable to perform his duties on account of illness, injury or other physical or mental incapacity which continues for a period of more than six months, the Trust may terminate the employment agreement. In such event, the officer will be entitled to receive his base salary for an additional period equal to the lesser of (i) the remaining term of the employment agreement or (ii) 24 months from the date of termination, as well as any Distribution Incentive Bonuses and Origination Bonuses due or to become payable. See Item 1, "Business -- Executive Officers of the Trust" for a discussion of Mr. Liechtung's recent surgery.

                  Messrs. Liechtung and Pashcow have agreed during the term of the employment agreements, and for two years after such time as the officer voluntarily ceases to be an employee of the Trust prior to the expiration of such term (except for reasons of material breach by the Trust or the occurrence of an acquisition event described in the following paragraph), not to engage in any business ventures which compete with the Trust's mortgage lending business.

                  In the event of, among other things, a change in the business carried on by the Trust having the effect that its business ceases to be primarily the business of mortgage lending (a "Business Change Event"), each of Messrs. Pashcow and Liechtung, upon the delivery of timely notice to the Trust, may terminate his employment agreement with the Trust. In such event, the Trust must pay to the officer a sum calculated by multiplying the average of the officer's annual compensation for the three calendar years prior to the year in which the event occurs by: (i) four, if the event occurs in calendar years 1993 through 1995; or (ii) three, if the event occurs in calendar years 1996 through 1998. The Trust and Mr. Liechtung have agreed that the consummation of the Proposed Transaction would constitute a "Business Change Event" for purposes of the Liechtung Employment Agreement. See Item 1, "Business -- Recent Developments; Proposed Transaction."

                  Liechtung Termination Agreement. Throughout the negotiations between the Trust and Ramco regarding the Proposed Transaction, Ramco has insisted that any transaction would be subject to the prior termination of the Employment Agreements and/or the satisfaction of the Trust's remaining obligations thereunder. In view of (a) the fact that consummation of the Proposed Transaction would constitute a "Business Change Event" and (b) the Trust's desire to pursue a transaction with Ramco, the trustees determined that it was necessary to agree on means for terminating the Liechtung Employment Agreement and satisfying the Trust's obligations thereunder. After a series of meetings with each employee, the RPS Board approved the Liechtung Termination Agreement.

                  The Liechtung Termination Agreement provides, among other things, for (a) payment of the Business Change Event payments due under such agreement, (b) a payment to be made to Mr. Liechtung upon consummation of the Proposed Transaction equal to (i) 14 months' salary, (ii) projected origination bonuses that would have been earned by Mr. Liechtung during such 14-month period, and (iii) the value of certain perquisites that would have been received by Mr. Liechtung during such 14-month period; and (c) a one-time bonus payment to Mr. Liechtung in the amount of $500,000, in payment for Mr. Liechtung's extraordinary efforts with respect to the Proposed Transaction. These payments will be payable upon consummation of the Proposed Transaction (or certain types of "Alternative Transactions," as defined in the Liechtung Termination Agreement). In addition, pursuant to the Liechtung Termination Agreement, the Trust intends, in connection with the Proposed Transaction, to propose to its Shareholders the amendment of certain provisions of the Trust's employee stock plan. The payments to be made to Mr. Liechtung pursuant to the Liechtung Termination Agreement, if all of such payments were made (but not including payments due under the existing Employment Agreement with Mr. Liechtung), would equal approximately $2,462,000. Pursuant to the terms of the Liechtung Termination Agreement, Mr. Liechtung has agreed, subject to earlier termination as set forth in the Liechtung Employment Agreement, to continue in the employment of the Trust through the date of consummation of the Proposed Transaction.

                  The Board has also approved the material terms of a termination agreement with Mr. Pashcow, but no such agreement has been entered into.

Severance and Other Arrangements with Executive Officers and Certain Key
Employees

                  On August 9, 1994, the RPS Board adopted a resolution authorizing the Trust to adopt a severance policy pursuant to which each employee (other than Messrs. Liechtung and Pashcow, who are not covered by such policy) whose employment with the Trust is terminated after such date would be entitled to receive from the Trust an amount equal to one month's salary for each year that such employee was employed by the Trust (and/or the Trust's predecessors, including the Predecessor Programs), up to a maximum of 12 months' salary. In addition, in connection with the negotiation of the Proposed Transaction, the RPS Board determined that it was necessary to enter into arrangements with certain of the executive officers and key employees of the Trust, to induce such individuals to remain in the employ of the Trust at least through the consummation of the Proposed Transaction.

Accordingly, on August 9, 1994, the RPS Board authorized the payment to Messrs. Edwin Frankel, Stanley Rappoport and Steven Liechtung of bonuses (in addition to the severance arrangements described above) equal to 100% of six months' salary (with respect to Mr. Frankel) and 25% of six months' salary (with respect to Messrs. Rappoport and Steven Liechtung), which bonuses would be paid only in the event that such employee is employed by the Trust upon the consummation of the Proposed Transaction. On February 8, 1995, in recognition of the fact that the Proposed Transaction was not expected to be consummated for several more months, the Compensation Committee of the RPS Board and the members of the Special Acquisition Committee authorized an increase in Mr. Frankel's bonus to 100% of seven months' salary; authorized the payment to Mr. Rappoport of severance pay equal to 100% of six months' base salary (in lieu of the standard severance arrangements described above), in addition to the bonus payment referred to above; and authorized an increase in Mr. Steven Liechtung's bonus to 100% of four months' salary. The payments to be made to each of Messrs. Frankel, Rappoport and John Johnston, Jr., each of whom are executive officers of the Trust, pursuant to the severance and/or bonus arrangements described above, would be in excess of $100,000, assuming that the Proposed Transaction is ultimately consummated.

Compensation Plans

                  The Trust maintains a retirement savings plan for all full-time employees meeting certain criteria as to age and length of employment, including the Trust's officers. The plan permits eligible employees to provide for salary reduction contributions in amounts not in excess of the lesser of 20% of their annual compensation or an amount established annually by the Secretary of the Treasury, which was $9,240 for the year ended December 31, 1994). The plan permits the Trust, in its discretion, to make matching contributions for those employees who provide for salary reduction contributions, in amounts equal to 25% multiplied by the lesser of (i) the employee's elective salary reduction or (ii) 9% of the employee's annual compensation. The plan also permits the Trust, in its discretion, to make an additional contribution in such amount as it deems appropriate, to be allocated among all eligible employees, whether or not they have made elective salary reductions. The total of all contributions, including elective salary reductions, matching contributions, and additional employer contributions may not exceed 15% of the annual compensation of all participants.

                  Participants in the plan are 100% vested in their elective accounts at all times. Vesting in the matching and additional employer contributions is 20% after two years of service, and 20% each year thereafter, with 100% vesting after six years of service. Withdrawals may not be made prior to attaining the age of 59-1/2 years, except in the event of total and permanent disability, retirement, termination of employment or proven hardship.

                  The Trust adopted and its Shareholders approved the 1989 Employees' Stock Option Plan. The plan provides for the granting to employees of the Trust of options to purchase up to an aggregate of 1,550,000 Shares. The plan is administered by the Compensation Committee of the Board of Trustees, which determines the individuals to whom and the times at which options are granted and the number of Shares to be subject to each option.

                  Options granted under the 1989 Employees' Stock Option Plan become exercisable after one year following the date of grant with respect to 20% of the Shares covered thereby, with additional 20% increments becoming exercisable cumulatively on the next four succeeding anniversary dates from the date of grant. Shares subject to options may be purchased for cash and/or by delivery of Shares having an equivalent fair market value. The exercise price is 100% of the fair market value of the Shares on the date of grant. Unexercised options expire ten years from their date of grant.

                  On December 6, 1989, the Trust granted options to purchase an aggregate of 1,355,000 Shares, at an exercise price of $5.75 per Share, under the 1989 Employees' Stock Option Plan, of which options to purchase 1,325,000 Shares remain outstanding as of March 15, 1995. The following table sets forth information as to all options to purchase the Shares which were granted pursuant to the 1989 Employees' Stock Option Plan to each of the named officers in the Summary Compensation Table:

                                    NUMBER OF                  NUMBER OF                 NUMBER OF
                                    SHARES SUB-                SHARES                    SHARES AC-
NAME OF INDIVIDUAL                  JECT TO OP-                VESTED                    QUIRED UPON
OR NUMBER IN GROUP                  TIONS GRANTED              AS OF 3/15/95             EXERCISE
---------------------               -------------              -------------             -----------
Herbert Liechtung                   600,000                    600,000                       __
Joel M. Pashcow                     600,000                    600,000                       __
Edwin R. Frankel                     50,000                     50,000                       __
John J. Johnston, Jr.                50,000                     50,000                       __
Stanley Rappoport                      __                         __

                  As of March 15, 1995, to the best of the Trust's knowledge, no options issued pursuant to the 1989 Employees' Stock Option Plan had been exercised.

Compensation Committee Report

                  The Compensation Committee of the RPS Board (the "Compensation Committee") is responsible for administering the Trust's senior management compensation program. The Compensation Committee is composed entirely of independent Trustees who are not employees of the Trust; the individual members are listed below. None of these individuals has any interlocking or other relationships with the Trust that would call into question their independence as Compensation Committee members.

                  Except as otherwise described below, the Compensation Committee has general review authority over compensation levels of, and sets the compensation of, all corporate officers and key management personnel of the Trust. The Compensation Committee also administers employee benefit and incentive compensation programs, and considers and recommends to the Board new benefit programs.

                  Pursuant to recently adopted rules designed to enhance disclosure of companies' policies toward executive compensation, set forth below is a report of the Compensation Committee addressing the Trust's compensation policies for 1994 as they affected the Trust's two principal executive officers, Herbert Liechtung, the President of the Trust, and Joel M. Pashcow, the Chairman of the Trust, and its three other most highly paid executives, Stanley Rappoport, John J. Johnston, Jr. and Edwin R. Frankel, the Executive Vice President, Vice President-Real Estate Counsel and Secretary and Senior Vice President and Treasurer, respectively, of the Trust.

                  The compensation of each of Messrs. Liechtung and Pashcow is set pursuant to a ten-year employment agreement between such individual and the Trust, the terms of which are described above under the heading "Employment Agreements." As described in such section, these employment agreements contain provisions for, among other things, calculating the base salary paid to each of Messrs. Liechtung and Pashcow, as well as the formulae used to determine bonus payments to such individuals.

                  Base salary for each of Mr. Liechtung and Mr. Pashcow is adjusted annually to reflect cost-of-living increases, subject to certain limitations. The bonus payments payable to Messrs. Liechtung and Pashcow pursuant to their respective employment contracts relates directly to the Trust's performance and the individual performance of such officers; the Distribution Incentive Bonus is payable only to the extent that distributions to the Trust's Shareholders during a fiscal year exceed a specified amount, and the Origination Bonus is paid only to the extent that the Trust succeeds in making certain long-term investments. As described above, Messrs. Liechtung and Pashcow did not receive a Distribution Incentive Bonus for 1994, and Origination Bonuses paid during 1994 equalled $38,342 for Mr. Liechtung and $19,172 for Mr. Pashcow. The Trust also provided certain other benefits to Messrs. Liechtung and Pashcow during 1994 pursuant to such employment agreements in the form of non-cash compensation, for items such as professional fees and insurance. In addition, as described above under the heading "Compensation Plans," in 1989 the Trust issued to each of

Messrs. Liechtung and Pashcow, pursuant to the provisions of the Trust's 1989 Employees' Stock Option Plan, options to purchase up to 600,000 of the Trust's Shares. Messrs. Liechtung and Pashcow also participate in medical, retirement and other benefit plans available to other officers and employees of the Trust. Messrs. Liechtung and Pashcow have participated in the deliberations of the Committee, but did not vote, with respect to the compensation of the other members of the Trust's senior management.

                  The Compensation Committee did not negotiate or separately pass upon the payments to be made to Mr. Liechtung pursuant to the Liechtung Termination Agreement. As described above, the terms of the Liechtung Termination Agreement were negotiated by the Special Acquisition Committee, and were unanimously approved by the members of the RPS Board (other than Messrs. Liechtung and Pashcow).

                  The compensation package offered by the Trust to its senior executives is intended to enable the Trust to attract, motivate and retain qualified senior management, taking into account both annual and long-term performance goals of the Trust and recognizing individual initiative and achievements. Executive compensation generally consists of base salary and annual bonus, as well as a combination of benefit programs. Annual bonus payments for such officers were generally set at a minimum level and are viewed by the Compensation Committee and such officers as a component of base compensation. Bonus payments in excess of such minimum amount may be paid by the Trust, upon the recommendation of the Compensation Committee after taking into account the views of Messrs. Liechtung and Pashcow, to reward superior individual performance and improvement in the performance of the Trust. Mr. Rappoport receives no annual bonus payment; his entire compensation package is comprised of base salary plus participation in the Trust's benefit programs.

                  In view of the recent adverse economic climate and its effect on the real estate industry generally and the Trust's performance specifically, compensation increases for Messrs. Rappoport, Johnston and Frankel were limited this past year to cost-of-living adjustments to base salary. In addition, Messrs. Johnston and Frankel received bonus payments equal to the bonus payments paid to such officers for 1993. As stated above, these bonuses constitute a component of such officers' base compensation; the Compensation Committee believes that failure to pay such bonuses could adversely affect morale and put the Trust at a competitive disadvantage in its ability to attract and retain qualified individuals. The aggregate compensation paid to Messrs. Rappoport, Johnston and Frankel for 1994 is less than that paid in 1993, after taking into account the impact of inflation. In addition to the compensation described above, Messrs. Johnston and Frankel each received, in 1989, options to purchase the Trust's Shares pursuant to the Trust's 1989 Employees' Stock Option Plan.

                  In addition, as described above under "Severance and Other Arrangements with Executive Officers and Certain Key Employees", the Compensation Committee reviewed the additional bonuses and other payments to be paid to Messrs. Frankel and Rappoport which were authorized by the RPS Board in order to induce such individuals to remain in the employment of the Trust through the consummation of the Proposed Transaction. (The Compensation Committee did not separately approve the severance and other arrangements approved by the RPS Board in August, 1994.) As described above, the Compensation Committee, after taking into account the extended time period during which the Proposed Transaction was expected to be consummated, determined to increase such payments (as described above). The Compensation Committee determined that the services provided by Messrs. Frankel and Rappoport were essential to the Trust's well-being, and that failure to retain the services of such individuals, at a time when the Proposed Transaction is still being negotiated, could have an adverse effect on the Trust. Accordingly, the Compensation Committee, together with the Special Acquisition Committee, authorized the special bonus and other payments to Messrs. Frankel and Rappoport which are described above.

                  The Compensation Committee has reviewed the Trust's compensation policies in light of the addition of Section 162(m) to the Code, which generally limits deductions for compensation paid to certain executive officers to $1,000,000 per annum (certain performance based compensation is not subject to that limit), and has determined that the compensation levels of the Trust's executive officers (other than Messrs. Liechtung and Pashcow, whose compensation is not determined by the Compensation Committee) are not at a level which would be affected by such amendments. The Compensation Committee intends to continue to review the application of Section 162(m) to the Trust with respect to any future compensation programs which are considered by the Trust.

                  MEMBERS OF THE COMPENSATION COMMITTEE:

                  STEPHEN R. BLANK         ARTHUR H. GOLDBERG

                  EDWIN J. GLICKMAN        ALFRED D. STALFORD

Compensation of Trustees

                  The Independent Trustees each received $20,000 in compensation for serving as a Trustee in 1994, plus reimbursement of travel expenses and other out-of-pocket disbursements incurred in connection with attending any meetings. Trustees do not receive any additional compensation for attending meetings or for serving on any committees of the Board. Messrs. Pashcow,

Liechtung and Rosoff do not receive any compensation for their services as Trustees.

                  In April 1989, the Board of Trustees adopted the 1989 Trustees' Stock Option Plan, which plan was subsequently approved by the its Shareholders. Pursuant to the plan, each Trustee who is not an officer or employee of the Trust automatically received, on the later of the date of approval of the plan or the initial date of election as a Trustee, and every two years thereafter if he continued as a Trustee, an option to purchase the number of Shares equal to 0.1% of the aggregate number of shares then outstanding. In October 1991, the Board of Trustees modified and amended the 1989 Trustees' Stock Option Plan to provide that the remaining options due to be issued after October 8, 1991 be issued pro rata to each of the seven eligible Trustees, notwithstanding the date on which such Trustees became eligible to receive such options. All options available for grant under the plan have been granted.

                  Options granted under the 1989 Trustees' Stock Option Plan became exercisable after one year following the date of grant with respect to 50% of the Shares covered thereby, with the remaining 50% became exercisable on the next succeeding anniversary date from the date of grant. Shares subject to the options may be purchased for cash and/or by delivery of Shares having an equivalent fair market value. The exercise price is 100% of the fair market value of the Shares on the date of grant. Unexercised options expire ten years from their date of grant.

                  On November 28, 1989 and November 28, 1991, each of Messrs. Blumenfeld, Eisenstat, Glickman, Goldberg and Stalford were granted options to purchase 29,622 Shares at an exercise price of $5.375 per Share and 20,378 Shares at an exercise price of $5.25 per Share, respectively. On January 29, 1990 and January 29, 1992, each of Messrs. Rosoff and Blank were granted options to purchase 29,622 Shares at an exercise price of $5.75 per Share and 20,378 shares at an exercise price of $5.375 per Share, respectively. All options granted under the 1989 Trustees' Stock Option Plan are currently exercisable. To the best of the Trust's knowledge, as of March 15, 1995 no options issued pursuant to the 1989 Trustees' Stock Option Plan had been exercised.

Compensation of Certain Special Acquisition Committee Members

                  On April 17, 1994, the RPS Board authorized the payment of $75,000 to be paid to each of Messrs. Blank and Goldberg in their capacities as members of the Special Acquisition Committee. On October 11, 1994, in recognition of the expectation that the Proposed Transaction would not be consummated for several more months, the RPS Board authorized the payments to each of Messrs. Blank and Goldberg of an additional $50,000 in their capacities as members of the Special Acquisition Committee. Mr. Rosoff does not receive any compensation for his service on such committee.

Performance Graph



                                                  100


           Equity REIT Index      Mortgage REIT Index     S&P 500        RPS     RPS Stock
Dec-89                100.00                   100.00      100.00     100.00        $5.625
                       95.85                   101.08       93.29     108.71         5.875
                       95.18                    91.69       94.49     108.71         5.875
                       96.13                    90.12       96.98     106.40         5.750
Apr-90                 94.46                    89.77       94.58     106.40         5.750
                       94.38                    90.25      103.81     114.72         6.000
                       86.01                    89.27      103.08     112.33         5.875
                       95.14                    87.09      102.75     109.94         5.750
Aug-90                 88.29                    84.79       93.47     113.77         5.750
                       82.04                    78.64       88.87     108.82         5.500
                       79.28                    75.94       88.54      91.51         4.625
                       84.90                    81.12       94.25     102.89         5.000
Dec-90                 84.65                    81.63       98.83     110.60         5.375
                       93.91                    88.01      101.11     115.13         5.375
                       95.61                    94.64      108.35     123.16         5.750
                      103.90                   100.63      110.93     131.19         6.125
Apr-91                106.53                   102.80      111.24     123.16         5.750
                      107.71                   107.54      116.00     135.48         6.125
                      104.71                   105.08      110.70     138.24         6.250
                      106.82                   106.32      115.88     135.48         6.125
Aug-91                106.39                   106.82      118.60     131.61         5.750
                      108.99                   109.94      116.65     131.61         5.750
                      107.79                   111.73      118.22     117.30         5.125
                      107.19                   111.70      113.44     123.60         5.250
Dec-91                114.88                   107.62      126.41     114.77         4.875
                      120.46                   115.15      124.06     127.13         5.250
                      117.58                   113.52      125.64     133.18         5.500
                      115.63                   112.83      123.18     124.10         5.125
Apr-92                115.21                   114.47      126.77     118.05         4.875
                      120.25                   114.48      127.45     130.76         5.250
                      118.68                   112.87      125.60     133.87         5.375
                      123.83                   113.24      130.66     140.10         5.625
Aug-92                124.21                   106.40      128.03     140.72         5.500
                      126.77                   109.55      129.50     140.72         5.500
                      126.61                   108.04      129.96     137.53         5.375
                      129.29                   109.10      134.34     141.36         5.375
Dec-92                131.62                   109.68      136.10     131.50         5.000
                      140.07                   117.61      137.10     138.73         5.125
                      147.60                   119.38      138.95     142.12         5.250
                      160.11                   121.73      141.94     115.05         4.250
Apr-93                153.05                   114.17      138.46     104.90         3.875
                      150.63                   114.67      142.20     107.06         3.875
                      155.51                   116.50      142.67      96.70         3.500
                      158.23                   118.83      141.99      96.70         3.500
Aug-93                162.13                   120.39      147.40     102.36         3.625
                      170.05                   125.40      146.31     102.36         3.625
                      186.81                   126.82      149.28     116.48         4.125
                      157.76                   124.70      147.88     108.15         3.750
Dec-93                157.49                   125.64      149.70     111.76         3.875
                      162.08                   131.18      154.71     114.07         3.875
                      169.12                   126.50      150.54     117.75         4.000
                      162.85                   116.67      143.99     114.07         3.875
Apr-94                165.62                   116.93      145.86     103.03         3.500
                      169.31                   115.55      148.24     123.78         4.125
                      165.85                   112.15      144.58     127.53         4.250
                      165.04                   114.67      149.36     131.28         4.375
Aug-94                165.53                   117.57      155.44     133.68         4.375
                      162.46                   111.57      151.70     133.68         4.375
                      158.82                   105.57      155.17     126.04         4.125
                      151.43                    99.40      149.47     128.49         4.125
Dec-94                162.49                    95.11      151.66     136.27         4.375



                                                                  Shares
                                                               Purchased
                                                                    With
                      Dividend     Shares         Total         Dividend     Value of      Index
                      Payments      Owned     Dividends     Reinvestment     Holdings      Value
Dec-89                              1.000       $0.0000          0.00000       $5.625     100.00
                         $0.24      1.041        0.2400           0.0409       $6.115     108.71
                                    1.041                         0.0000       $6.115     108.71
                                    1.041                         0.0000       $5.985     106.40
Apr-90                              1.041                         0.0000       $5.985     106.40
                          0.20      1.076        0.2082           0.0347       $6.453     114.72
                                    1.076                         0.0000       $6.319     112.33
                                    1.076                         0.0000       $6.184     109.94
Aug-90                    0.20      1.113        0.2151           0.0374       $6.399     113.77
                                    1.113                         0.0000       $6.121     108.82
                                    1.113                         0.0000       $5.147      91.51
                          0.20      1.157        0.2226           0.0445       $5.787     102.89
Dec-90                              1.157                         0.0000       $6.221     110.60
                          0.22      1.205        0.2546           0.0474       $6.476     115.13
                                    1.205                         0.0000       $6.928     123.16
                                    1.205                         0.0000       $7.380     131.19
Apr-91                              1.205                         0.0000       $6.928     123.16
                          0.20      1.244        0.2410           0.0393       $7.621     135.48
                                    1.244                         0.0000       $7.776     138.24
                                    1.244                         0.0000       $7.621     135.48
Aug-91                    0.20      1.287        0.2488           0.0433       $7.403     131.61
                                    1.287                         0.0000       $7.403     131.61
                                    1.287                         0.0000       $6.598     117.30
                          0.15      1.324        0.1931           0.0368       $6.952     123.60
Dec-91                              1.324                         0.0000       $6.456     114.77
                          0.15      1.362        0.1986           0.0378       $7.151     127.13
                                    1.362                         0.0000       $7.491     133.18
                                    1.362                         0.0000       $6.981     124.10
Apr-92                              1.362                         0.0000       $6.640     118.05
                          0.15      1.401        0.2043           0.0389       $7.355     130.76
                                    1.401                         0.0000       $7.530     133.87
                                    1.401                         0.0000       $7.881     140.10
Aug-92                    0.15      1.439        0.2102           0.0382       $7.916     140.72
                                    1.439                         0.0000       $7.916     140.72
                                    1.439                         0.0000       $7.736     137.53
                          0.15      1.479        0.2159           0.0402       $7.952     141.36
Dec-92                              1.479                         0.0000       $7.397     131.50
                          0.15      1.523        0.2219           0.0433       $7.804     138.73
                                    1.523                         0.0000       $7.994     142.12
                                    1.523                         0.0000       $6.471     115.05
Apr-93                              1.523                         0.0000       $5.900     104.90
                          0.08      1.554        0.1218           0.0314       $6.022     107.06
                                    1.554                         0.0000       $5.439      96.70
                                    1.554                         0.0000       $5.439      96.70
Aug-93                    0.08      1.588        0.1243           0.0343       $5.758     102.36
                                    1.588                         0.0000       $5.758     102.36
                                    1.588                         0.0000       $6.552     116.48
                          0.08      1.622        0.1271           0.0339       $6.084     108.15
Dec-93                              1.622                         0.0000       $6.286     111.76
                          0.08      1.656        0.1298           0.0335       $6.416     114.07
                                    1.656                         0.0000       $6.623     117.75
                                    1.656                         0.0000       $6.416     114.07
Apr-94                              1.656                         0.0000       $5.795     103.03
                          0.08      1.688        0.1325           0.0321       $6.963     123.78
                                    1.688                         0.0000       $7.174     127.53
                                    1.688                         0.0000       $7.385     131.28
Aug-94                    0.08      1.719        0.1350           0.0309       $7.520     133.68
                                    1.719                         0.0000       $7.520     133.68
                                    1.719                         0.0000       $7.090     126.04
                          0.08      1.752        0.1375           0.0333       $7.227     128.49
Dec-94                              1.752                         0.0000       $7.665     136.27

Item 12.          Security Ownership of Certain Beneficial Owners and
                  Management.

                  As of March 15, 1995, the following person was known by the Trust to be the beneficial owner of more than five percent of the Shares of the Trust (based solely upon a Schedule 13D filed with the Securities and Exchange Commission in December 1989):

                                                   AMOUNT AND
                             NAME AND              NATURE OF     PERCENT
                            ADDRESS OF             BENEFICIAL      OF
TITLE OF CLASS           BENEFICIAL OWNER          OWNERSHIP      CLASS
--------------      --------------------------     ----------    -------
Shares of           Poff & Co. (Trustee for         1,724,595      6.1%
beneficial            Policemen and Firemen           Shares
interest,             Retirement System of            owned
$.10 par value        the City of Detroit)           directly
                    c/o Manufacturers National
                      Bank of Detroit
                    P.O. Box 1319
                    Detroit, Michigan  48231

                  The following table sets forth as of March 15, 1995 information as to security ownership of each Trustee and of all Trustees and executive officers as a group, of the Shares:

                                    AMOUNT AND
                                    NATURE OF
                                    BENEFICIAL           PERCENT
NAME OF BENEFICIAL OWNER          OWNERSHIP(1)(9)      OF CLASS(9)
------------------------          ---------------      -----------
Joel M. Pashcow (2)               1,345,234                4.7%
Herbert Liechtung (3)               978,243                3.4%
Arthur H. Goldberg (4)              245,900                   *
Alfred D. Stalford (5)               54,000                   *
Stephen R. Blank (6)                 57,850                   *
Samuel M. Eisenstat (7)              51,000                   *
Edward Blumenfeld                    51,000                   *
William A. Rosoff (8)                69,200                   *
Edwin J. Glickman                    50,000                   *

All Trustees and executive
officers as a group
(12 persons)                      3,031,077               10.6%


-------------------------

* Less than 1% of class.

(1)   All amounts are owned directly unless stated otherwise.

(2) Includes 207,127 Shares held in an IRA account for the benefit of Mr. Pashcow, a retirement savings plan and a pension and profit sharing account, 381,300 Shares owned by an irrevocable trust of which Mr. Pashcow is a trustee, an irrevocable trust for his daughter and a foundation of which Mr. Pashcow is trustee (for all of which trusts Mr. Pashcow has shared voting and investment powers) and 600,000 Shares which Mr. Pashcow has a currently exercisable option to purchase. Joel Pashcow disclaims beneficial ownership of the Shares owned by the foundation and each of the trusts.

(3) Includes 170,058 Shares owned by Mr. Liechtung's wife, 208,184 Shares held in an IRA account for the benefit of Mr. Liechtung and a retirement savings plan and 600,000 Shares which Mr. Liechtung has a currently exercisable option to purchase. Mr. Liechtung disclaims beneficial ownership of the Shares owned by his wife.

(4) Includes 156,500 Shares owned by Mr. Goldberg's wife, 15,000 Shares owned by trusts for his daughters, 24,400 Shares owned by a pension trust and 50,000 Shares which Mr. Goldberg has a currently exercisable option to purchase. Mr. Goldberg disclaims beneficial ownership of the Shares owned by his wife and the trusts for his daughters.

(5) Includes 3,000 Shares held in a Keogh plan for which Mr. Stalford has sole voting and investment power and 50,000 Shares which Mr. Stalford has a currently exercisable option to purchase.

(6) Includes 5,650 Shares owned by trusts for Mr. Blank's daughters, 2,200 Shares held in an IRA account for the benefit of Mr. Blank, and 50,000 Shares which Mr. Blank has a currently exercisable option to purchase. Mr. Blank disclaims beneficial ownership of the Shares owned by the trusts for his daughters.

(7) Includes 1,000 Shares held in an IRA account for which Mr. Eisenstat has sole voting and investment power and 50,000 Shares which Mr. Eisenstat has a currently exercisable option to purchase.

(8) Includes 18,200 Shares held by Mr. Rosoff as trustee for his sister, Barbara Rosoff, pursuant to a trust indenture dated December 30, 1991, and 50,000 Shares which Mr. Rosoff has a currently exercisable option to purchase.

(9) Includes Shares subject to stock options granted by the Trust which are currently exercisable or which will become exercisable within sixty days. See "Executive Compensation."

Item 13.          Certain Relationships and Related Transactions.

                  Steven Liechtung, the son of Herbert Liechtung, is a Vice President of the Trust. Steven Liechtung received compensation aggregating $125,614 for services rendered in all capacities to the Trust during the year ended December 31, 1994. In addition, on December 6, 1989, Steven Liechtung was granted options to purchase 20,000 Shares, at an exercise price of $5.75 per share, pursuant to the 1989 Employees' Stock Option Plan. The options are currently exercisable with respect to 100% of the Shares covered thereby. In addition, Steven Liechtung is eligible to receive certain severance and other payments described in Item 11, "Executive Compensation -- Severance and Other Arrangements with Executive Officers and Certain Key Employees," which payments would exceed $100,000, assuming that the Proposed Transaction is ultimately consummated.

                  The Trust paid legal fees during 1994 of approximately $18,775 to Wolf, Block, Schorr and Solis-Cohen. In addition, in January 1995, the Trust paid approximately $491,750 to such firm, substantially all of which related to legal fees and disbursements incurred in connection with the Proposed Transaction. William Rosoff, a Trustee of the Trust, is a partner in Wolf, Block, Schorr and Solis-Cohen.

                  Messrs. Blank and Goldberg each received $125,000 during 1994 as compensation for their services as members of the Special Acquisition Committee. See Item 11, "Executive Compensation -- Compensation of Certain Members of the Special Acquisition Committee."

                                     PART IV

Item 14.          Exhibits, Financial Statement Schedules and Reports on Form
                  8-K.

Financial Statements, Schedules and Exhibits

(a)(1)            Financial Statements

                  See pages FS-2 through FS-21, which are included herein.

(a)(2)            Financial Statement Schedules
                  All schedules have been omitted because they are inapplicable, not required, or the information is included in the financial statements or notes thereto.



(a)(3)            EXHIBITS                                          SEQUENTIAL
                                                                      PAGE NO.
                                                                    ----------
                  3.1   Amended and Restated
                        Declaration of Trust of the
                        Trust, dated October 14, 1988,
                        incorporated by reference to
                        Exhibit 3, 4(a) to the Trust's
                        Registration Statement on Form
                        S-4, File No. 33-25272.

                  3.2   By-Laws of the Trust adopted
                        December 6, 1989, incorporated
                        by reference to Exhibit 4.2 to
                        the Trust's Current Report on
                        Form 8-K, dated December 6,
                        1989.

                  4.    Rights Agreement dated as of
                        December 6, 1989 between the
                        Trust and American Stock
                        Transfer & Trust Company,
                        incorporated by reference to
                        Exhibit 1 to the Trust's
                        Registration Statement on Form
                        8-A, File No. 1-10093, for the
                        registration of Share Purchase
                        Rights.

                  10.1  Exchange Agreement, dated as of
                        November 1, 1988 between the
                        Trust and RPS 1, incorporated
                        by reference to Exhibit 2A to
                        the Trust's Current Report on
                        Form 8-K, dated December 28,
                        1988.


                  10.2  Exchange Agreement dated as of
                        November 1, 1988 between the
                        Trust and RPS 2, incorporated
                        by reference to Exhibit 2B to
                        the Trust's Current Report on
                        Form 8-K, dated December 28,
                        1988.

                  10.3  Exchange Agreement, dated as of
                        November 1, 1988 between the
                        Trust and RPS 3, incorporated
                        by reference to Exhibit 2C to
                        the Trust's Current Report on
                        Form 8-K, dated December 28,
                        1988.

                  10.4  Exchange Agreement, dated as of
                        November 1, 1988 between the
                        Trust and RPS 4, incorporated
                        by reference to Exhibit 2D to
                        the Trust's Current Report on
                        Form 8-K, dated December 28,
                        1988.

                  10.5  Asset and Stock Purchase
                        Agreement dated as of November
                        1, 1988 among Integrated, RPS
                        Advisory Corp., Resources
                        Pension Advisory Corp. and the
                        Trust, including as exhibits:
                        (i) Note Issuance Agreement,
                        dated as of December 28, 1988,
                        by and between Integrated,
                        Resources Pension Advisory
                        Corp., and the Trust; and (ii)
                        Note of the Trust dated
                        December 28, 1988, incorporated
                        by reference to Exhibit 2E to
                        the Trust's Current Report on
                        Form 8-K, dated December 28,
                        1988.

                  10.6  Employment Agreement, dated
                        October 24, 1988, between
                        Resources Pension Advisory
                        Corp. and Joel Pashcow,
                        incorporated by reference to
                        Exhibit 10.6 to the Trust's
                        Annual Report on Form 10-K for
                        the year ended December 31,
                        1988.

                  10.7  Employment Agreement, dated
                        October 24, 1988, between
                        Resources Pension Advisory
                        Corp. and Herbert Liechtung,
                        incorporated by reference to
                        Exhibit 10.7 to the Trust's
                        Annual Report on Form 10-K for
                        the year ended December 31,
                        1988.

                  10.8  1989 Trustees' Stock Option
                        Plan, incorporated by reference
                        to Exhibit A to the Trust's
                        Proxy Statement dated October
                        18, 1989.

                  10.9  1989 Employees' Stock Option
                        Plan, incorporated by reference
                        to Exhibit B to the Trust's
                        Proxy Statement dated October
                        18, 1989.

                  10.10 Retirement Savings Plan of the
                        Trust dated September 13, 1989
                        incorporated by reference to
                        the Trust's Annual Report on
                        Form 10-K for the year ended
                        December 31, 1989.

                  10.11 Secured Promissory Note, dated
                        February 23, 1990, executed by
                        Rector Hylan Corporation,
                        incorporated by reference to
                        Exhibit 10.1 to the Trust's
                        Current Report on Form 8-K
                        dated February 23, 1990.

                  10.12 Collateral Assignment of
                        Mortgage and Security
                        Agreement, dated February 23,
                        1990, between Rector Hylan
                        Corporation and the Trust,
                        incorporated by reference to
                        Exhibit 10.2 to the Trust's
                        Current Report on Form 8-K
                        dated February 23, 1990.

                  10.13 Note Purchase Agreement, dated
                        December 27, 1991, between the
                        Trust and The Capitol Life
                        Insurance Company, incorporated
                        by reference to Exhibit 10.13
                        to the Trust's Annual Report on
                        Form 10-K for the year ended
                        December 31, 1991.

                  10.14 Reissued Note Number 5, dated
                        December 28, 1992, executed by
                        the Trust in favor of Anchor
                        National Life Insurance
                        Company, incorporated by
                        reference to Exhibit 10.14 to
                        the Trust's Annual Report on
                        Form 10-K for the year ended
                        December 31, 1993.

                  10.15 Loan Purchase Agreement dated
                        December 3, 1993 between the
                        Trust and Merged Centers,
                        incorporated by reference to
                        Exhibit 10.15 to the Trust's
                        Annual Report on Form 10-K for
                        the year ended December 31,
                        1993.

                  10.16 Agreement dated as of January
                        25, 1994, among the Trust,
                        Rector Hylan Corporation,
                        Rector Acquisition Corp. and
                        Shalva Company, Inc.,
                        incorporated by reference to
                        Exhibit 10.16 to the Trust's
                        Annual Report on Form 10-K for
                        the year ended December 31,
                        1993.

                  10.17 Assignment of Mortgages dated
                        January 25, 1994 between Rector
                        Hylan Corporation and the
                        Trust.

                  10.18 Certificate of Reduction of
                        Debt dated January 25, 1995,
                        executed by the Trust.

                  10.19 Agreement of Sale dated May 20,
                        1993 between Morristown-Chester
                        Plaza Associates, L.P. and
                        Chester Plaza Shops, Inc., as
                        contemplated by an amendment
                        thereto dated July 11, 1994.

                  10.20 Bargain and Sale Deed dated
                        July 11, 1994 between
                        Morristown-

                        Chester Plaza
                        Associates, L.P. and Chester
                        Plaza Shops, Inc.

                  10.21 Settlement Agreement dated as
                        of June, 1994 between the Trust
                        and Norgate Plaza Limited
                        Partnership.

                  10.22 Addendum to Settlement
                        Agreement dated June, 1994
                        between the Trust and Norgate
                        Plaza Limited Partnership.

                  10.23 Purchase Agreement dated June,
                        1994 between Norgate Plaza
                        Limited Partnership and Norgate
                        Shops Corp.

                  10.24 Addendum to Purchase Agreement
                        dated June, 1994 between
                        Norgate Shops Corp. and
                        Norgatge Plaza Limited
                        Partnership.

                  10.25 Quitclaim Deed dated June 13,
                        1994 between Norgate Plaza
                        Limited Partnership and Norgate
                        Shops Corp.

                  10.26 Letter of Intent dated July 14,
                        1994 between the Trust and
                        Ramco-Gershenson, Inc.
                        (incorporated by reference to
                        Exhibit 99 to the Trust's
                        Current Report on Form 8-K
                        dated July 28, 1994).

                  10.27 Letter Agreement dated as of
                        June 8, 1994 between the Trust
                        and Dean Witter Reynolds, Inc.

                  23.1  Consent of Independent Auditors
                        with respect to the Trust's
                        Registration Statement on Form
                        S-3, filed with the Commission
                        on April 25, 1989.

                  23.2  Consent of Independent Auditors
                        with respect to the Trust's
                        Registration Statement on Form
                        S-8, filed with the Commission
                        on November 22, 1990.

                  27    Financial Data Schedule

                  28.1  Distribution Reinvestment and
                        Trust Agreement, including
                        Distribution Reinvestment Plan,
                        made as of January 1, 1991
                        between the Trust and American
                        Stock Transfer and Trust
                        Company, incorporated by
                        reference to Exhibit 28.1 to
                        the Trust's Annual Report on
                        Form 10-K for the year ended
                        December 31, 1990.

                  28.2  Description of Rector Hylan
                        loan, incorporated by reference
                        into Item 1. of this Report,
                        from the Trust's Current Report
                        on Form 8-K dated February 23,
                        1990.



                   (b) Reports on Form 8-k filed during the last quarter of the fiscal year: None.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             RPS REALTY TRUST

Dated:  March 30, 1995                       By: /s/ Joel M. Pashcow
                                                 -------------------------------
                                                 Joel M. Pashcow,
                                                 Chairman

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant and in the capacities and on the dates indicated.


Dated:  March 30, 1995                       By: /s/ Joel M. Pashcow
                                                 -------------------------------
                                                 Joel M. Pashcow,
                                                 Trustee and Chairman
                                                 (Principal Executive Officer)

Dated:  March 30, 1995                       By: /s/ Herbert Liechtung
                                                 -------------------------------
                                                 Herbert Liechtung,
                                                 Trustee and President
                                                 (Principal Executive Officer)

Dated:  March 30, 1995                       By: /s/ Stephen R. Blank
                                                 -------------------------------
                                                 Stephen R. Blank,
                                                 Trustee

Dated:  March 30, 1995                       By: /s/ Edward Blumenfeld
                                                 -------------------------------
                                                 Edward Blumenfeld,
                                                 Trustee

Dated:  March 30, 1995                       By: /s/ Samuel M. Eisenstat
                                                 -------------------------------
                                                 Samuel M. Eisenstat,
                                                 Trustee

Dated:  March 30, 1995                       By: Edwin J. Glickman
                                                 -------------------------------
                                                 Edwin J. Glickman,
                                                 Trustee

Dated:  March 30, 1995                       By: /s/ Arthur H. Goldberg
                                                 -------------------------------
                                                 Arthur H. Goldberg,
                                                 Trustee

Dated:  March 30, 1995                       By: /s/ William A. Rosoff
                                                 -------------------------------
                                                 William A. Rosoff,
                                                 Trustee

Dated:  March 30, 1995                       By: /s/ Alfred D. Stalford
                                                 -------------------------------
                                                 Alfred D. Stalford,
                                                 Trustee

Dated:  March 30, 1995                       By: /s/ Edwin R. Frankel
                                                 -------------------------------
                                                 Edwin R. Frankel,
                                                 Senior Vice President,
                                                 Treasurer
                                                 (Principal Financial and
                                                 Accounting Officer)

RPS REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS FOR THE
YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992, AND
INDEPENDENT AUDITORS' REPORT

RPS REALTY TRUST AND SUBSIDIARIES

TABLE OF CONTENTS

                                                                            PAGE

INDEPENDENT AUDITORS' REPORT                                                FS-2

FINANCIAL STATEMENTS FOR THE YEARS ENDED
 DECEMBER 31, 1994, 1993 AND 1992:

   Consolidated Balance Sheets                                              FS-3

   Consolidated Statements of Income                                        FS-4

   Consolidated Statements of Shareholders' Equity                          FS-5

   Consolidated Statements of Cash Flows                                    FS-6

   Notes to Consolidated Financial Statements                               FS-7

[DELOITTE & TOUCHE LLP LETTERHEAD]

                       Two World Financial Center       Telephone:(212)436-2000
                       New York, New York 10281-1414    Facsimile:(212)436-5000



INDEPENDENT AUDITORS' REPORT

To the Board of Trustees of
   RPS Realty Trust:

We have audited the accompanying consolidated balance sheets of RPS Realty Trust and subsidiaries (the "Trust") as of December 31, 1994 and 1993, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These consolidated financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of RPS Realty Trust and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP
-------------------------


February 27, 1995

RPS REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1994 AND 1993

ASSETS                                                                1994             1993

MORTGAGE LOANS RECEIVABLE - Net of allowance
   for possible loan losses of $11,657,236 in 1994
   and $23,724,537 in 1993                                       $ 41,891,769     $100,692,130

INVESTMENT IN REAL ESTATE - Net                                    56,109,381       33,740,202

SHORT-TERM INVESTMENTS                                             73,781,582       37,747,388

INTEREST AND ACCOUNTS RECEIVABLE                                    8,607,992        9,977,893

CASH                                                                  802,384        1,053,375

DEFERRED ACQUISITION EXPENSES - Net of accumulated
   amortization of $1,319,706 in 1994 and $1,121,842 in 1993        2,352,107        2,549,971

OTHER ASSETS                                                        2,625,607          659,037
                                                                 ------------     ------------

TOTAL ASSETS                                                     $186,170,822     $186,419,996
                                                                 ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
   Distributions payable                                         $  2,279,394     $  2,285,058
   Deposits on sale of loans                                             --          1,365,042
   Accounts payable and accrued expenses                            1,292,260        1,430,273
   Mortgages payable                                                     --          5,027,023
                                                                 ------------     ------------
           Total liabilities                                        3,571,654       10,107,396

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY                                              182,599,168      176,312,600
                                                                 ------------     ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $186,170,822     $186,419,996
                                                                 ============     ============


See notes to consolidated financial statements.

RPS REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                                                           1994            1993            1992
REVENUES:
   Interest income:
     Mortgage loans                                    $ 8,597,619     $13,990,819     $20,037,918
     Short-term investments                              2,604,284       1,104,562       1,598,437
     Additional contingent interest and prepayment
       premium income                                    8,405,813       3,433,116       5,250,000
   Rental income                                         6,764,394       4,086,850       2,579,905
   Gain on sale of marketable securities                      --         3,942,513            --
   Dividend income                                            --           395,185         351,000
   Other                                                    34,651          15,460          40,000
                                                       -----------     -----------     -----------

                                                        26,406,761      26,968,505      29,857,260
                                                       -----------     -----------     -----------
EXPENSES:
   Losses on disposition of real estate/loans              227,708            --           919,471
   Allowance for possible loan losses                    2,500,000      15,000,000      12,955,100
   Interest on note payable                                   --         2,019,710       1,928,453
   Interest on mortgages payable                           426,414         603,152         721,031
   General and administrative                            2,086,318       1,912,228       2,054,377
   Payroll and related                                   1,811,485       1,723,528       1,765,933
   Property operating                                    1,529,731       1,206,002         725,786
   Real estate tax                                       1,235,961         704,228         396,015
   Depreciation                                            749,404         550,527         359,467
   Amortization of deferred acquisition expense            197,864         197,864         197,864
                                                       -----------     -----------     -----------

                                                        10,764,885      23,917,239      22,023,497
                                                       -----------     -----------     -----------

INCOME BEFORE EXTRAORDINARY ITEMS                       15,641,876       3,051,266       7,833,763
                                                       -----------     -----------     -----------

EXTRAORDINARY ITEMS                                           --              --         1,005,073
                                                       -----------     -----------     -----------

NET INCOME                                             $15,641,876     $ 3,051,266     $ 8,838,836
                                                       ===========     ===========     ===========
Per share:
   Income before extraordinary items                   $       .55     $       .11     $       .27
   Extraordinary items                                        --              --               .04
                                                       -----------     -----------     -----------

   Net income                                          $       .55     $       .11     $       .31
                                                       ===========     ===========     ===========


See notes to consolidated financial statements.

RPS REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                                                                       ADDITIONAL                                       TOTAL
                                         NUMBER OF                      PAID-IN       CUMULATIVE     CUMULATIVE     SHAREHOLDERS'
                                          SHARES        AMOUNT          CAPITAL        EARNINGS     DISTRIBUTIONS      EQUITY

BALANCE, JANUARY 1, 1992                28,653,021    $2,865,302     $195,591,125    $60,209,549   $ (67,494,562)    $191,171,414

   Shares repurchased and retired          (56,700)       (5,670)        (287,461)             -               -         (293,131)

   Net income                                    -             -                -      8,838,836               -        8,838,836

   Cash distributions declared                   -             -                -              -     (17,158,168)     (17,158,168)

   Reversal of reserve for estimated
     merger costs
                                        ----------    ----------     ------------    -----------   -------------     ------------

BALANCE, DECEMBER 31, 1992              28,596,321     2,859,632      195,303,664     69,048,385     (84,652,730)     182,558,951

   Shares repurchased and retired          (43,400)       (4,340)        (147,750)             -               -         (152,090)

   Net income                                    -             -                -      3,051,266               -        3,051,266

   Cash distributions declared                   -             -                -              -      (9,145,527)      (9,145,527)
                                        ----------    ----------     ------------    -----------   -------------     ------------

BALANCE, DECEMBER 31, 1993              28,552,921     2,855,292      195,155,914     72,099,651     (93,798,257)     176,312,600

   Shares repurchased and retired          (60,500)       (6,050)        (231,683)                                       (237,733)

   Net income                                                                         15,641,876                       15,641,876

   Cash distributions declared                                                                        (9,117,575)      (9,117,575)
                                        ----------    ----------     ------------    -----------   -------------     ------------

BALANCE, DECEMBER 31, 1994              28,492,421    $2,849,242     $194,924,231    $87,741,527   $(102,915,832)    $182,599,168
                                        ==========    ==========     ============    ===========   =============     ============


See notes to consolidated financial statements.

RPS REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                                                                 1994              1993              1992

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                               $ 15,641,876      $  3,051,266      $  8,838,836
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Provision for possible loan losses                        2,500,000        15,000,000        12,955,100
     Loss on disposition of real estate                          227,708              --                --
     Amortization of deferred acquisition expense                197,864           197,864           197,864
     Depreciation                                                749,404           550,527           359,467
     Gain on sale of marketable securities                          --          (3,942,513)             --
     Extraordinary items                                            --                --          (1,005,073)
     Changes in operating assets and liabilities:
       Interest and accounts receivable                         (391,122)          444,197        (3,766,367)
       Other assets                                           (2,131,770)         (166,789)           67,752
       Interest on note payable                                     --          (6,532,559)         (504,047)
       Deposits on sale of loans                                    --           1,365,042              --
       Accounts payable and accrued expenses                  (2,342,457)          (32,985)           44,875
                                                            ------------      ------------      ------------

           Net cash provided by operating activities          14,451,503         9,934,050        17,188,407
                                                            ------------      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Satisfaction of mortgage loans receivable                  45,903,575        16,902,474        10,675,000
   Investment in mortgage loans receivable                          --          (3,064,000)       (7,937,641)
   Investment in real estate                                  (8,832,548)       (1,426,743)         (115,000)
   Proceeds from sale of marketable securities                      --           9,294,453              --
   Sale of real estate                                           112,500              --                --
   Return on marketable securities                                  --                --              48,060
                                                            ------------      ------------      ------------

           Net cash provided by investing activities          37,183,527        21,706,184         2,670,419
                                                            ------------      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends declared and paid                                (9,123,239)      (11,149,917)      (17,166,673)
   Shares repurchased                                           (237,734)         (152,090)         (293,131)
   Repayment of note payable                                        --         (14,482,500)       (9,767,500)
   Repayment of mortgages payable                             (6,490,854)       (4,703,555)       (6,218,437)
                                                            ------------      ------------      ------------

           Net cash used in financing activities             (15,851,827)      (30,488,062)      (33,445,741)
                                                            ------------      ------------      ------------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                           35,783,203         1,152,172       (13,586,915)

CASH AND CASH EQUIVALENTS,
   BEGINNING OF YEAR                                          38,800,763        37,648,591        51,235,506
                                                            ------------      ------------      ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                      $ 74,583,966      $ 38,800,763      $ 37,648,591
                                                            ============      ============      ============

CASH AND CASH EQUIVALENTS, END OF YEAR:
   Cash                                                     $    802,384      $  1,053,375      $  1,068,367
   Short-term investments                                     73,781,582        37,747,388        36,580,224
                                                            ------------      ------------      ------------

                                                            $ 74,583,966      $ 38,800,763      $ 37,648,591
                                                            ============      ============      ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW

   INFORMATION:

   Interest paid                                            $    426,414      $  9,155,421      $  3,153,531
                                                            ============      ============      ============

SUPPLEMENTAL SCHEDULE OF NONCASH
   INVESTING AND FINANCING ACTIVITIES:
   Investment in real estate                                $ 14,626,242      $  8,490,000      $  7,400,000
   Investment in limited partnership                                --             460,000              --
   Mortgages payable assumed                                  (1,463,831)       (3,498,907)         (984,019)
   Interest and accounts receivable                           (1,761,023)       (2,806,571)         (515,599)
   Use of allowance for possible loan losses                  14,567,301         6,155,478           300,382
   Gross mortgages receivable exchanged for real estate       (9,500,000)       (8,800,000)       (5,600,000)
   Mortgage receivable exchanged                              (3,000,000)             --                --
   Net mortgages receivable sold                             (13,829,129)             --                --
   Accounts payable                                             (839,402)             --                --
   Deposit on sale of loans                                    1,365,042              --                --
   Other assets                                                 (165,200)             --                --

See notes to consolidated financial statements.

RPS REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

1.      ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

       RPS Realty Trust (the "Trust"), a Massachusetts business trust, was formed on June 21, 1988 to be a diversified, growth-oriented real estate investment trust.

       a. Income Tax Status - The Trust conducts its operations with the intent of meeting the requirements applicable to a real estate investment trust ("REIT") under Section 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). For the year ended December 31, 1994, the Trust intends to distribute all of its taxable income prior to filing its tax return. See Note 15 for current year developments.

       b. Principles of Consolidation - The consolidated financial statements include the accounts of the Trust and all majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

       c. Cash Equivalents - Short-term investments are considered cash equivalents for purposes of the statement of cash flows and consist primarily of highly liquid investments at December 3l, 1994 having original maturities of less than three months.

       d. Investment in Real Estate - Investment in real estate is stated at the lower of cost or market less accumulated depreciation and is depreciated using the straight-line method over the estimated useful life of the property. Additions and improvements which extend the estimated useful life of the property are capitalized. Repairs and maintenance are expensed.

       e. Income Recognition - Current interest income on mortgage loans is recognized on the accrual method during the periods in which the mortgage loans are outstanding. Deferred interest, due at the maturity of the mortgage loan, is recognized as income based on the interest method using the implicit rate of interest on the mortgage loan. Contingent and additional contingent income and prepayment premium income are recognized as cash is received.

       f. Deferred Acquisition Expenses - Deferred acquisition expenses are being amortized over a period from one to 20 years, representing the expected period over which such fees would have been paid.

       g. Transaction Costs - Costs associated with the proposed Ramco Transaction have been capitalized and are included in other assets. Depending upon the outcome of the transaction these costs will either be amortized over 20 years or expensed in their entirety.

       h. Income Per Share - The weighted average number of shares outstanding used in computing income per share for the years ended December 31, 1994, 1993 and 1992 were 28,494,379, 28,582,344 and
             28,599,637, respectively. The stock options outstanding at December 31, 1994, 1993 and 1992 were not considered in computing income per share since there was no dilutive effect for the years then ended.

       i. Reclassifications - Certain reclassifications have been made to prior year financial statements to conform with current year's presentation.

2.      MORTGAGE LOANS RECEIVABLE

        The principal amounts of the Trust's mortgage loans receivable at December 31, 1994 and 1993 are summarized below:

                                                INTEREST RATE(B)
                                                    CURRENT
                                                     RATE AT                                                AMOUNT ADVANCED
                                                   DECEMBER 31,      AVERAGE       MATURITY                   DECEMBER 31,
     DESCRIPTION                    AVERAGE           1994           ACCRUED         DATE              1994           1993 (A)(C)(H)

Shopping centers/retail:
   Coral Way                           9.00%           9.00%            --           3/95          $ 3,000,000          $ 3,000,000
   Holiday Park                        8.25            9.50             --          12/95            1,916,564            1,916,564
   Branhaven Plaza                    11.19           10.50           2.25           8/99            2,800,000            2,800,000
   Plainview Shopping Center          12.50           12.50           2.00           1/99                 --              5,250,000
   Janss Mall                         12.20           11.75           3.00          11/99                 --             21,090,000
   Norgate Plaza                      12.60           12.50           2.00          11/99                 --              2,500,000
   Madison Heights                     9.30            9.50           2.70           9/94            1,550,000            1,550,000
   The Tackett Center                 11.33           11.00           2.00          11/00                 --              3,400,000
   Chester Springs                    11.92           11.25           3.50          12/00                 --              7,000,000
   1733 Massachusetts
     Avenue                            8.58            8.00           1.42           6/99            2,200,000            2,200,000
   Tampa Plaza                        10.52            9.00           2.00           5/01                 --              8,000,000
   Mt. Morris Commons                 11.20           10.50           2.00           7/01            2,700,000            2,700,000
   Copps Hill Plaza                    6.00            6.00           0.50           7/96            3,563,948            3,641,610
   Hylan Center (e)                   12.00            7.50           4.50           1/01           25,000,000                 --

Office buildings:
   NCR Building (d)                   10.00           10.00             --           7/94              468,493              468,493
   New England Telephone
     Co                                6.92            8.27           3.58          12/99            3,000,000            3,000,000
   Wellesley Plaza                    10.67           10.00           1.13           7/00                 --              5,200,000
   1-5 Wabash Avenue                   5.00            5.00             --           3/96            2,850,000            2,850,000

                                           INTEREST RATE (B)
                                                  CURRENT
                                                  RATE AT                                  AMOUNT ADVANCED
                                                DECEMBER 31,   AVERAGE    MATURITY           DECEMBER 31,
        DESCRIPTION                AVERAGE          1994       ACCRUED      DATE        1994       1993 (A)(C)(H)

Industrial/commercial:
   Meadowlands Industrial
     Park II                        17.43%         17.43%           -       1/99     $         -   $ 15,350,000
   Simmons Mfg. Warehouse           10.00          10.00        2.00%       8/01       1,500,000      1,500,000

Loan secured by first lien:
   Rector (e)                        6.00           6.00            -       4/04       3,000,000     31,000,000
                                                                                     -----------   ------------

                                                                                      53,549,005    124,416,667

Less:
   Allowance for possible
     loan losses (f) (g)                                                              11,657,236     23,724,537
                                                                                     -----------   ------------

                                                                                     $41,891,769   $100,692,130
                                                                                     ===========   ============

(a) Of the 13 loans outstanding, 5 are wraparound mortgage loans and 8 are first mortgage loans. The wraparound mortgage loans are subordinate to prior liens held by others with no recourse to the Trust. Such prior liens are not liabilities of the Trust and, therefore, are not reflected in the accompanying financial statements.

(b) In addition to fixed interest, the Trust is entitled, on certain loans, to contingent interest in an amount equal to a percentage of the gross rent received by the borrower from the property securing the mortgage above a base amount, payable annually, and additional contingent interest based on a predetermined multiple of the contingent interest or a percentage of the net value of the property at such date, payable at maturity (equity participation). Contingent interest in the amount of $440,688, $578,027 and $467,080 was received for the years ended December 31, 1994, 1993 and 1992, respectively. Additional contingent interest of $5,505,813, $3,433,116 and $3,250,000 was received in the years ended December 3l, 1994, 1993 and 1992, respectively. Additionally, the Trust received prepayment premium income (in lieu of equity participations) of $2,900,000 and $2,000,000 for the years ended December 31, 1994 and 1992, respectively.

(c) The aggregate cost for Federal income tax purposes approximates that used for financial reporting.

(d) The NCR mortgage loan represented a transaction in which, for accounting purposes, the Trust was considered to have substantially the same risks and potential rewards as the borrower and, accordingly, was accounted for as an investment in real estate rather than a loan. Although the transaction was structured as a loan due to the terms of the zero coupon mortgage, it was not readily determinable at inception that the borrower would continue to maintain a minimum investment in the property. Therefore, under the method of accounting applicable to this loan, the Trust recognized as revenue the lesser of the amount of interest as contractually provided for in the mortgage, or the actual operations of the underlying property inclusive of depreciation expense and interest expense on any senior indebtedness. Under the terms of the loan agreement, the Trust was entitled to accrued interest of $498,896 for the year ended December 31, 1992, which was not recognized as a result of the accounting policy described above (Note 3e).

(e) The interest income from this loan represented more than 10 percent of the Trust's total revenue for the years ended December 31, 1992. The mortgage receivable balance also represents more than 10 percent of the Trust's total assets at December 31, 1994 and 1993.

(f) As of December 31, 1994 and 1993, the Trust had five and ten, respectively, loans that were in arrears (three monthly payments or more) or otherwise considered to be "problem loans" by the Trust. The aggregate gross principal amounts of these loans, together with receivables relating to such loans comprised of accrued interest and payments made on behalf of the borrowers for mortgage payments relating to such properties, total $42,311,106 and $93,609,900, representing 23.0% and 47.2% of the Trust's invested assets at December 31, 1994 and 1993, respectively. At December 31, 1994 and 1993, the Trust was not accruing current and deferred interest on four and eight of the above-mentioned loans, in the aggregate approximate principal amounts of $10,250,000 and $56,940,000, respectively. In addition, as of such dates, the Trust was not accruing deferred interest on one and one additional loan, respectively, in the aggregate approximate principal amount of $25,000,000 and $3,000,000, respectively. The Trust has an allowance for possible loan losses of $11,657,236 and $23,724,537 at December 31, 1994 and 1993, and recognized a loan loss of $919,471 during the year ended December 31, 1992.

(g) An allowance for possible loan losses is established based upon a review of each of the properties in the Trust's portfolio. In performing the review, management considers the estimated net realizable value of the property or collateral as well as other factors, such as the current occupancy, the amount and status of senior debt, if any, the prospects for the property, the credit worthiness and current financial position of the borrower and the economic situation in the region where the property is located. Because this determination of net realizable value is based upon future economic events, the amounts ultimately realized at disposition may differ materially from the carrying value as of December 31, 1994.

      The allowance is indicative of the continued and protracted declines in values of commercial real estate throughout the country resulting in part from the general economic decline and the lack of available credit sources for real estate. The allowance is inherently subjective and is based on management's best estimates of current conditions and assumptions about expected future conditions.

(h) A summary of mortgage receivable loan activity for the years ended December 31, 1994 and 1993 is as follows:

                                                                DECEMBER 31,
                                                         1994                1993

Balance, beginning of year                           $ 100,692,130      $ 130,595,126

  Mortgage loans issued                                       --            3,064,000

  Mortgage loan satisfaction                           (56,300,361)       (19,546,996)
  Provision for possible loan losses                    (2,500,000)       (15,000,000)
  Transfer of allowance for possible loan losses

    to investment in real estate                              --            1,580,000
                                                     -------------      -------------

Balance, end of year                                 $  41,891,769      $ 100,692,130
                                                     =============      =============

(i) Impairment of Loans - In May 1993, the Financial Accounting Standards Board issued Statement No. 114, "Accounting by Creditors for Impairment of a Loan," which requires creditors to account for loans at the present value of their future cash flows or at the fair value of the collateral, if the loan is collateral dependent. The adoption of the statement is required for years beginning after December 15,

      1994. The Trust has not adopted the provisions of this statement and does not expect the adoption of this statement to have a significant impact on the carrying value of the loans.

3.    PREPAYMENTS AND OTHER ACTIVITY

      a. On January 3, 1994, the Trust sold the following mortgage loans: (i) its wrap-around mortgage loan secured by the Tampa Plaza shopping center located in Northridge, California (the "Tampa Loan"); (ii) its wrap-around mortgage loan secured by the Wellesley Plaza office building located in Los Angeles, California (the "Wellesley Loan"); and (iii) its first mortgage loan secured by the Tackett Center mixed-use retail center located in Palm Springs, California (the "Tackett Loan"). On January 7, 1994, the Trust sold its first mortgage loan secured by the Janss Mall shopping center located in Thousand Oaks, California (the "Janss Mall Loan", and collectively, the "California Mortgage Loans"). The California Mortgage Loans at closing had an approximate aggregate outstanding balance of $39,698,000 before taking into consideration allowance for possible losses of approximately $14,567,000. The Tampa, Tackett and Janss Mall Loans were sold pursuant to a competitive offering process, pursuant to which bids for each of the Loans were solicited; the Wellesley Loan was offered in the competitive offering process, but was sold in an arms-length negotiation outside of the competitive offering process. Secured Capital Corp. of Los Angeles, California acted as the Trust's representative with respect to the offering and sale of the California Mortgage Loans. In the aggregate, the Trust received cash proceeds of $25,500,000 from the sale of the California Mortgage Loans, before deduction of costs, fees and expenses relating to such transactions, including the payment of a fee to Secured Capital Corp.

      b. On January 25, 1994, the Trust restructured its mortgage loan in the original principal amount of $31,000,000 which was secured by a collateral assignment of mortgages on two properties, an office building located on Rector Street, New York City (the "Rector Property") and a shopping center located on Hylan Boulevard, Staten Island, New York (the "Hylan Center"). Pursuant to the restructuring, the Trust received a direct assignment of the first mortgage with a principal amount of $25,000,000 and accrued interest of $7,881,250 secured by the Hylan Center and retained the collateral assignment of the Rector Property mortgage, the principal amount of which was reduced to $3,000,000. The holder of the first mortgage secured by the Rector Property has granted the Trust a pledge of a senior participation interest in such mortgage. In addition, upon a foreclosure, the Trust will obtain a direct first mortgage secured by the Rector Property. The restructuring was completed in October 1994.

      c. On June 30, 1994, Norgate Shops, Corp., a wholly-owned subsidiary of the Trust, acquired title to the Norgate Shopping Center property. The property was subject to a first mortgage in the approximate amount of $1,463,830, which the Trust pre-paid at the time of such acquisition.

      d. On July 12, 1994, Chester Plaza Shops, Inc., a wholly-owned subsidiary of the Trust acquired title to the Chester Springs Shopping Center, an approximately 216,000 square foot community-type shopping center located in Chester, New Jersey. The purchase price for the property was approximately $18,262,000.

      e. On August 15, 1994 the Trust received proceeds of $18,354,047 from the prepayment of the Meadowlands Industrial Park mortgage loan. The proceeds consisted of the repayment of the principal loan balance of $15,350,000, payment of current interest of $104,047 and prepayment premium income (in lieu of equity participation) of $2,900,000.

      f. On September 29, 1994, the Trust received proceeds of $11,805,825 from the prepayment of the Plainview Shopping Center mortgage loan. The proceeds consisted of the repayment of the principal loan balance of $5,250,000, payment of accrued interest of $994,187, current interest of $55,825 and additional contingent interest (equity participation) of $5,505,813.

      g. On March 5, 1993, Lantana Plaza Shops, Inc., a wholly-owned subsidiary of the Trust, acquired title to the Lantana Shopping Center property. The property was subject to a first mortgage in the amount of $3,464,246. The Trust exercised its right to prepay the mortgage on May 24, 1993.

      h. On March 15, 1993, the Trust funded a $3,000,000 first mortgage loan secured by the Coral Way Plaza Shopping Center. The loan bears current interest at 9 percent and matures in March 1995.

      i. The Trust entered into a Settlement Agreement (the "Agreement") as of April 30, 1993 with respect to the note it held secured by a mortgage on 5 and 9 North Wabash Avenue, Chicago, Illinois. Pursuant to the Agreement, (a) a subsidiary of the Trust received title by deed in lieu of foreclosure to the property at 9 North Wabash Avenue, b) the Trust received $1,350,000 and c) another subsidiary of the Trust received a 20% limited partnership interest in a newly organized limited partnership which owns 5 North Wabash Avenue. The Trust will continue to hold a note secured by a first mortgage on 5 North Wabash Avenue in the reduced amount of $3,450,000. The note bears interest at 5% per annum, matures on March 31, 1996 and is non-amortizing, except for a $600,000 principal reduction payment made on December 20, 1993. The maturity date of the note may be extended to March 31, 1997 at the option of the borrower under the note, provided, among other things, that the principal amount of the note is reduced by an additional $600,000 payment prior to its initial maturity. Interest during the extension period shall be at 7% per annum. As to the limited partnership interest to be held by a subsidiary of the Trust, no distributions shall be made with respect thereto until the maturity or earlier repayment of the mortgage loan held by the Trust. Thereafter, other than distributions of net operating income, the Trust will not receive cash distributions from refinancing or a sale of the property on account of its limited partnership interest until the general and initial limited partner of the limited partnership have received $1,550,000 and any payments reducing the Trust loan balance below $3,450,000 in aggregate distributions from such sources. The transaction closed on July 7, 1993 and resulted in a taxable loss approximating $4,500,000, which amount was previously recognized for accounting purposes in 1992.

      j. On May 20, 1993, the Trust executed a contract to purchase the Chester Springs Shopping Center, an approximately 216,000 square foot community-type shopping center located in Chester, New Jersey. The Trust exercised its right of first refusal contained in its mortgage documents relating to the property. The purchase price for the property is $19,300,000. The contract contains due diligence and other standard conditions to closing, which is expected to occur in the second quarter of 1994; however, there can be no assurance that this transaction will occur.

      k. On July 2, 1993, the Trust received proceeds of $3,506,713 from the partial prepayment of the NCR mortgage loan. The original principal balance of $2,300,000 was reduced to $468,493. The remaining principal amount matures on July 2, 1994 and bears current interest of 10% payable quarterly. Also included in the proceeds was approximately $1,675,000 of deferred interest.

      l. On August 23, 1993, the Trust exercised its right to receive rental payments pursuant to an Assignment of Rents for its approximately $2,500,000 mortgage loan secured by the Norgate

           Plaza Shopping Center property. On September 21, 1993, a foreclosure action was commenced by the Trust, and on motion by the Trust a Receiver was appointed. On February 8, 1994, the first mortgagee joined the action in order to foreclose its mortgage, and the Trust currently is proceeding with its foreclosure action.

      m. On December 30, 1993, the Trust received proceeds of $18,028,776 from the prepayment of the Sayre Woods mortgage loan. The proceeds consisted of the repayment of the principal loan balance of $13,080,000, payment of accrued interest of $1,183,990, current interest of $118,354, contingent interest of $213,316 and additional contingent interest (equity participation) of $3,433,116.

      n. On January 31, 1992, the Trust increased its existing $7,500,000 wraparound mortgage loan by $2,000,000 to the borrower on the Tel-Twelve Mall at a current interest rate of 12 percent. In addition, the borrower was given the right to prepay the entire loan together with the payment of $3,250,000 in additional contingent interest on or before December 31, 1992. In consideration for this right the Trust received $2,000,000 in additional contingent interest (equity participation). On May 19, 1992, the Trust received proceeds of $15,181,346 from the prepayment of the mortgage loan. The proceeds consisted of accrued interest of $2,092,500, current interest of $144,480, contingent interest of $194,366 and additional contingent interest (equity participation) of $3,250,000 and repayment of the principal loan balance of $9,500,000.

      o. On May 11, 1992, the Trust funded an additional $4,690,000 on the $16,500,000 Janss Mall wraparound mortgage loan which enabled the owners of the Janss Mall property to repay in full the outstanding first mortgage secured by such property and allowed in the Trust to acquire a consolidated first mortgage loan position of $21,190,000. The additional funding carries a current interest rate of 1 percent above the prime rate of a major banking institution with a minimum rate of 9 percent and a maximum rate of 12 percent.

      p. On June 1, 1992, the Saratoga Building Inc., a subsidiary of the Trust, acquired the deed to the 222 East Saratoga Street property ("the Saratoga Property") in lieu of payment of the mortgage loan that the Trust held on the property. The mortgage indebtedness owed to the Trust by the prior owner amounted to $2,850,154.

      q. On June 12, 1992, the Trust exercised its right to receive rental payments pursuant to an Assignment of Rents under its approximately $3,000,000 first mortgage loan secured by the Trinity Corners property. On July 1, 1992, the borrower under such loan filed for protection under the bankruptcy code.

           On December 30, 1992, Trinity Shops, Inc., a wholly owned subsidiary of the Trust, acquired the deed to Trinity Corners Shopping Center (the "Trinity Property"), pursuant to a bankruptcy court action sale. Pursuant to the terms of such acquisition, the mortgage indebtedness of $3,209,317 (including accrued interest) owed to the Trust by the prior owner of the Trinity Property was credited against the purchase price of the Trinity Property.

      r. On September 21, 1992, the Trust restructured the loan secured by the Copps Hill Plaza property. Total mortgage indebtedness owed to the Trust comprised of accrued interest and payments made on behalf of the borrower, relating to such property totaled $3,981,077. On September 30, 1992 and December 20, 1992, the Trust received principal payments of $200,000 and $175,000, respectively, from the borrower pursuant to the terms of such restructured loan. The current loan balance of $3,606,077, as restructured now, bears interest at the rate of 6 percent per annum and matures July 1996.

      s. On December 30, 1992, the Commack Site, Inc., a wholly owned subsidiary of the Trust, acquired certain real property located in Commack, New York (the "Commack Property") for a purchase price of approximately $2,900,000, including the existing mortgage indebtedness secured by the Commack Property. In connection with the acquisition of the Commack Property, the Trust assigned the Church Street Judgment to the seller's designee (Note 8).

      t. On December 31, 1992, the Trust restructured wrap-around the loan secured by the Holiday Park property. Total mortgage indebtedness including accrued interest and payments made on behalf of the borrower relating to such property totaled $2,716,564. Also on such date the Trust received an $800,000 principal payment. The current loan balance of $1,916,564, as restructured, now bears interest at a minimum rate of 7 percent and matures on December 31, 1993.

4.      INVESTMENT IN REAL ESTATE


                                       INITIAL COST TO
                                            COMPANY                CAPITAL        GROSS       ACCUMULATED     DATE     PREDICTABLE
        DESCRIPTION                 LAND          BUILDING      IMPROVEMENTS     AMOUNT(1)   DEPRECIATION   ACQUIRED      LIFE

  Sunshine Plaza                $ 1,748,000      $ 7,452,000     $  522,781    $ 9,722,781    $  578,815    12/19/91        40
    Shopping Center
    Tamarack, Florida

  Crofton Plaza                   3,201,000        6,499,000        945,119     10,645,119       619,159     5/01/91        40
    Shopping Center
    Crofton, Maryland

  Commack Shopping Center         1,160,000        1,740,000              -      2,900,000        88,813    12/30/92        40
    Commack, New York

  Trinity Shopping Center         1,250,000        1,250,000        499,318      2,999,318        82,756    12/30/92        40
    Pound Ridge, New York

  Lantana Shopping Center         2,589,810        2,600,190        436,077      5,626,077       130,145     3/01/93        39
    Lantana Florida

  9 North Wabash                  2,319,900          980,100              -      3,300,000        36,648     7/01/93        39
    Chicago, Illinois

  Norgate Shopping Center         1,260,000        2,940,000         77,528      4,277,528        37,775     6/01/94        39
    Indianapolis, Indiana

  Chester Shopping Center

    Chester, New Jersey           4,930,740       13,331,260        107,711     18,369,711       157,042     7/15/94        39
                                -----------     ------------      ---------   ------------     ---------

      Totals                    $18,459,450      $36,792,550     $2,588,534    $57,840,534    $1,731,153
                                ===========      ===========     ==========    ===========    ==========

                                                   1994                    1993                    1992

  REAL ESTATE OWNED:
    Balance at beginning of year:             $34,751,743              $26,415,000             $18,900,000
    Acquired Properties                        22,462,000                8,490,000               7,400,000
    Capital Improvements                          996,791                1,426,743                 115,000
    Disposition of Saratoga (3)                  (370,000)                       -                       -
                                             ------------             ------------            ------------
                                               57,840,534               36,331,743              26,415,000
    Allowance for Impairment (4)                        -               (1,580,000)                      -
                                             -------------            ------------             -----------
             Balance at end of year           $57,840,534              $34,751,743             $26,415,000
                                              ===========              ===========             ===========

     ACCUMULATED DEPRECIATION:

       Balance at beginning of year:          $ 1,011,541              $   461,014             $   101,547
       Depreciation Expense (2)                   749,404                  550,527                 359,467
       Disposition of Saratoga (3)                (29,792)                       -                       -
                                               ----------              -----------            ------------

                Balance at end of year        $ 1,731,153              $ 1,011,541             $   461,014
                                              ===========              ===========             ===========

(1) Aggregate cost for Federal income tax purposes approximates $57,840,534.

(2) Properties are depreciated over an estimated life of 39 or 40 years using the straight-line method.

(3) On September 28, 1994 the Trust sold the capital stock of The Saratoga Building, Inc., a wholly owned subsidiary of the Trust for $12,500. The Trust had previously provided an allowance for impairment of $1,580,000 against this asset. The sale resulted in an additional loss of approximately $227,708.

      RENTALS UNDER OPERATING LEASES

      The following is a schedule by years of minimum future rentals on noncancelable operating leases at December 31, 1994:

                       YEAR ENDING
                       DECEMBER 31,                       AMOUNT

                           1995                       $ 5,468,129
                           1996                         4,827,161
                           1997                         4,320,375
                           1998                         3,763,684
                           1999                         2,975,203
                       Later Years                      9,015,510
                                                      -----------
                                                      $30,370,062
                                                      ===========

5.    MARKETABLE SECURITIES

      During the period May 21, 1993 through December 31, 1993, the Trust received cumulative proceeds of $9,294,453 representing the sale of all 270,000 of its shares of common stock at an average price of $34.42 per share. The Trust realized a gain from these sales of $3,942,513.

6.    NOTE PAYABLE

      On December 28, 1993 (the "Repurchase Date"), the first date on which the Trust was permitted to do so, the Trust exercised its option to redeem in full Reissued Note Number 5 ("the Note") issued pursuant to the Note Issuance Agreement dated as of December 28, 1988 among Integrated Resources, Inc., Resources Pension Advisory Corp. and the Trust, made to the order of Anchor National Life Insurance Company ("Anchor"). The Note, which was scheduled to mature in December 2001, accrued simple interest at an interest rate that increased semi-annually, so as to be the equivalent of 9.5% per annum, compounded semi-annually. On the Repurchase Date, the Trust paid to Anchor $23,034,769, representing the outstanding principal amount on the Note and accrued interest to the Repurchase Date.

7.    MORTGAGE PAYABLE

      Mortgages payable consists of the following:

                                                                        DECEMBER 31,
                                                                  1994              1993

          Crofton, 8.78 percent, maturing March 1, 2006           $  -           $5,027,023
                                                                  ----           ----------

                                                                  $  -           $5,027,023
                                                                  ====           ==========

      On September 30, 1994, the Trust exercised its right to prepay the $4,868,046 first mortgage loan relating to the Crofton Plaza Shopping Center property. The property is owned by a wholly-owned subsidiary of the Trust.

      On January 26, 1993, the Trust exercised its right to prepay the $984,019 first mortgage loan relating to the Commack Property, which property is owned by a wholly-owned Subsidiary of the Trust.

      On April 29, 1992, the Trust exercised its option to purchase the first mortgage loan relating to the Sunshine Plaza Shopping Center, which property is owned by a wholly-owned subsidiary of the Trust. The purchase price of $7,000,000 represented a $222,500 discount from the principal and interest accrued totaling $7,222,500. Such discount was recorded as an extraordinary item.

8.    SHARE PURCHASE RIGHTS

      On December 6, 1989, the Trust's Board of Trustees (the "Board") declared a dividend distribution of one share purchase right for each outstanding share of beneficial interest, $.10 par value per share, to shareholders of record at the close of business on December 18, 1989. These rights may be exercised to purchase one share of beneficial interest at a price of $20 per share, subject to adjustment, under certain specified conditions at the Board's option. These rights are not exercisable or transferable apart from the shares of beneficial interest until the distribution date, which is the earlier of (i) 10 days following a public announcement that any person or group has acquired beneficial ownership of 20 percent or more of the outstanding shares (the "Share Acquisition Date"), (ii) 10 days following the commencement of a tender offer or exchange offer that would result in a person or group beneficially owning 20 percent or more of the outstanding shares or (iii) the day the Board determines that any person or group has become the beneficial owner of an amount of shares the Board determines to be substantial (which amount shall in no event be less than 10 percent of the shares outstanding) and the Board shall determine that such beneficial ownership is intended to cause the Trust to repurchase the shares owned by such person or group or is reasonably likely to cause a material adverse impact on the Trust's business. The rights, which do not have voting rights, expire on December 6, 1999 and may be redeemed by the Trust at a price of $.01 per right at any time until rights expire or, if earlier, 10 days following the Share Acquisition Date.

      Upon the occurrence of certain events following the distribution date, the holder of each right will have the right to receive, upon exercise, shares (or, in certain circumstances, cash, property or other securities of the Trust) having a value equal to two times the exercise price of the right. In certain events in which the Trust is not a surviving entity or has transferred 50 percent or more of its assets or earnings power, the rights will entitle the holder, upon exercise, to receive equity securities of the acquiring company having a value equal to two times the exercise price of the right.

 9.   STOCK OPTION PLANS

      a. 1989 Trustees' Stock Option Plan - On April 4, 1989, the Board approved the establishment of the 1989 Trustees' Stock Option Plan (the "Plan") which permits the Trust to grant options to purchase up to 350,000 shares of beneficial interest in the Trust at the fair market value at the date of the grant. Each member of the Board who is not an officer or employee of the Trust is eligible to participate in the Plan. Each participant is granted an option to purchase that number of shares equal to 0.1 percent of the shares then outstanding on each of (a) the later of (i) November 28, 1989 or (ii) the date on which the participant first becomes a member of the Board and (b) the second anniversary of the date of the preceding grant. In October 1991, the Board modified and amended the Plan to provide that the remaining options due to be issued after October 8, 1991 be issued pro rata to each of the eligible Trustees. Options granted under the Plan become exercisable, with respect to 50 percent of the shares covered thereby, on the first anniversary of the date of grant and on a cumulative basis with respect to the remaining shares on the second anniversary of the date of grant. Options granted under this plan expire ten years from the date of grant.

          The Trust has 350,000 options outstanding under the Plan at December 31, 1994. The fair market value of the shares and exercise price of such options at the dates of grant ranged from $5.25 to $5.75.

      b. 1989 Employee's Stock Option Plan - On June 21, 1989, the Board approved the establishment of the 1989 Employee Stock Option Plan which permits the Trust to grant options to purchase up to 1,550,000 shares of beneficial interest in the Trust at the fair market value at the date of grant. The options are exercisable each year starting one year from the date of grant, on a cumulative basis, at the annual rate of 20 percent of the total number of shares covered by the option. Options granted under the plan expire 10 years from the date of grant. On December 6, 1989, 1,355,000 options were granted. At December 31, 1994 and 1993, 1,325,000 and 1,355,000 options were outstanding under such plan. The fair market value of the shares and exercise price of these options at the date of the grant was $5.75.

          At December 31, 1994, there were 1,325,000 shares of common stock reserved for exercise of stock options.

10.   COMMITMENTS

      a. The Trust's lease for office space terminates on April 30, 1995. Annual rental payment, including electricity, was $194,666.

          Additionally, the Trust has a second lease on a month to month basis. Current monthly rental payments under such lease are $1,284.

          In March 1995 the Trust entered into a lease for approximately 4,863 sq. ft. of office space at 747 3rd Ave. New York, New York. The term of the lease commences on April 1, 1995, at an annual base rental of $145,890. The lease will expire on April 30, 1996, unless extended by the Trust for an additional one-year term.

      b. The President and Chairman of the Trust have entered into long-term employment agreements effective December 28, 1988. Each of the employment agreements is for a term of 10 years, unless terminated earlier by reason of death or disability of the officer or for cause by the Trust. They are entitled to receive their base salary, distribution incentive bonus and origination bonuses. Additionally, in accordance with the terms of their respective agreements, the occurrence of certain events, including the sale of substantially all of the Trust's assets, a significant change in the Trust's ownership or a change in the Trust's operations such that it is no longer primarily in the business of mortgage lending will result in additional compensation to be paid.

      c. On April 4, 1989, the Board approved the establishment of a 401(k) employee savings plan and a discretionary profit-sharing retirement plan for employees meeting certain service requirements.

11.   DIVIDENDS/DISTRIBUTIONS TO SHAREHOLDERS

      Under the Internal Revenue Code, a REIT must meet certain qualifications, including a requirement that it distribute annually to its shareholders at least 95 percent of its taxable income. The Trust's policy is to distribute to shareholders all taxable income. Dividend distributions for the years ended December 31, 1994 and 1993 are summarized as follows:

                                            DIVIDEND
                  RECORD DATE             DISTRIBUTIONS             PAYMENT DATE

               April    28, 1994              .08                May      17, 1994
               July     28, 1994              .08                August   17, 1994
               October  27, 1994              .08                November 16, 1994
               December 28, 1994              .08                January  27, 1995

               April    27, 1993              .08                May      18, 1993
               July     23, 1993              .08                August   13, 1993
               October  26, 1993              .08                November 17, 1993
               December 30, 1993              .08                January  27, 1994

      The difference, if any, between dividends declared and net income result from timing differences related to the recognition of income and expenses between financial reporting and income tax purposes.

12.   DIVIDEND REINVESTMENT PLAN

      The Trust has a dividend reinvestment plan that allows for participating shareholders to have their dividend distributions automatically invested in additional shares of beneficial interest in the Trust based on the average price of the shares acquired for the distribution.

13.   SHARE REPURCHASES

      In April 1990, the Board of Trustees approved a $6,000,000 share repurchase program for the purchase of the Trust's shares at prevailing market prices. Pursuant to this program, during 1992, the Trust purchased 56,700 shares at prices ranging from $4.92 to $5.29 per share. The Trust purchased 43,400 shares at prices ranging from $3.42 to $3.79 per share during 1993. The Trust purchased 60,500 shares at prices ranging from $3.79 to $4.04 during 1994.

14.   FINANCIAL INSTRUMENTS

      The estimated market value of the Trust's mortgage loans and receivables relating to such loans as of December 31, 1994 and 1993 is estimated to be approximately $47,000,000 and $117,000,000, respectively. The estimated market value has been determined by the Trust, using available market information, methodologies deemed reasonable by the Trust and the present value of estimated future cash flows using a discount rate commensurate with the risks involved. Estimated market values represent management's estimate as of the date of the valuation and are based on facts and conditions existing on the date of the valuation and on a number of assumptions concerning future circumstances, which assumptions may or may not prove to be accurate. The Trust believes that the estimated market value as stated is not necessarily indicative of the price the Trust could realize if it were actively attempting to sell the mortgages in its portfolio.

15.   INCOME TAXES

      In February 1992, the Financial Accounting Standards Board issued Statement No. 109, "Accounting for Income Taxes" ("SFAS 109"). The adoption of the statement is required for years beginning after December 15, 1992. The Trust is a public enterprise and is not subject to income taxes, as discussed under Income Tax Status above (Note 1). In accordance with SFAS 109, the net differences between the Trust's assets and liabilities for tax purposes and financial reporting purposes are as follows:

                                                     1994                1993

      Net assets, financial statements         $  182,599,168     $  176,312,600
      Interest                                      5,100,000          6,000,000
      Allowance for loan losses                     6,700,000         24,100,000
      Deferred interest                            (8,800,000)        (8,700,000)
      Amortization of organization expenses        (3,200,000)        (2,700,000)
      Other                                         1,600,000          1,600,000
                                               --------------     --------------

      Net assets, tax reporting                $  183,999,168     $  196,612,600
                                               ==============     ==============

      During the third quarter of 1994, RPS may have inadvertently violated the "75% Asset Test" contained in Internal Revenue Code Section 856 (c)(5)(A) because the Company held more than 25% of the value of its gross assets in overnight Treasury Bill repurchase transactions. In Revenue Ruling 77-59, the IRS ruled that Treasury Bill repurchase transactions are neither government securities nor cash items and therefore do not qualify for the 75% Asset Test. Management believes that the IRS position in Revenue Ruling 77-59 is incorrect. Management further believes that even if the IRS position in Revenue Ruling 77-59 were to be upheld, RPS' inadvertent failure to satisfy the 75% Asset Test for one quarter was due to reasonable cause and not to willfull neglect and, therefore, the mitigation provisions of Internal Revenue Code Section 856 (g)(4) should apply to permit RPS to continue to be taxed as a REIT. RPS has already filed its 1994 tax return and has requested the IRS to enter into a closing agreement to the effect that it may continue to be taxed as a REIT, notwithstanding the holding in Revenue Ruling 77-59.

      Should the IRS deny RPS' request for relief, the Company intends to seek a judicial determination that it may continue to qualify as a REIT. If RPS does not ultimately prevail in its position, it would be taxable as a regular "C" corporation for 1994 but, because of the incurrence of a net operating loss for such year, would have no federal income tax liability for 1994. In addition, if deemed a regular "C" corporation, the Company would have a deferred tax asset of approximately $1.2 million which would be offset by a valuation allowance of approximately $1.2 million. However, it is anticipated that RPS would have a state and local tax liability of approximately $400,000 for 1994.

16.   RAMCO TRANSACTION

      In November 1993, the Trust commenced negotiations with representatives of Ramco-Gershenson, Inc., a Michigan corporation ("Ramco"). On July 14, 1994, the Trust entered into a letter of intent (which has been amended from time to time to, among other things, extend the expiration date thereof) (as so amended, the "Letter of Intent") with Ramco, pursuant to which the Trust agreed to proceed with the negotiation, execution and delivery of a definitive agreement to enter into a transaction with Ramco.

      After execution of the Letter of Intent, the parties undertook extensive due diligence investigations and commenced negotiations with a view towards entering into a definitive agreement. Negotiations between the Trust and Ramco continued through the latter half of 1994 and early 1995 and are currently continuing; however, there can be no assurance that the transaction contemplated by the Letter of Intent, or any other transaction with Ramco, will be consummated. The Letter of Intent, the term of which was extended by the parties from time to time, expired on March 20, 1995.

17.   SUBSEQUENT EVENTS

      On March 1, 1995, the Trust received proceeds of $3,021,000 from the prepayment of the Coral Way Shopping Center Mortgage loan. The proceeds consisted of the repayment of the principal loan balance of $3,000,000 and current interest of $21,000.

      On February 14, 1995, the holder of the first mortgage loan secured by the Madison Heights Shopping Center, whose loan was superior to the Trust's wraparound mortgage loan with respect to such property, foreclosed upon such property. The shopping center has been sold at auction and the interest of the Trust has been thereby eliminated.

18.   QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                              THREE MONTHS ENDED
                             ---------------------------------------------------------------------------------------------
                             MARCH 31,                 JUNE 30,                 SEPTEMBER 30,                  DECEMBER 31,
                         1994         1993         1994         1993         1994           1993          1994           1993

Revenues              $4,041,221   $4,292,708   $3,596,750   $4,755,592   $15,217,749   $ 7,535,090    $ 3,551,041    $10,385,115
                      ----------   ----------   ----------   ----------   -----------   -----------    -----------    -----------


Net income(loss)(1)   $2,298,555   $2,213,210   $1,943,874   $2,278,216   $12,695,481   $(9,811,447)   $(1,296,034)   $ 8,371,287
                      ==========   ==========   ==========   ==========   ===========   ===========    ===========    ===========

Per share:
  Net income(loss)    $      .08   $      .08   $      .07   $      .08   $       .44   $      (.35)   $      (.04)   $       .30
                      ==========   ==========   ==========   ==========   ===========   ===========    ===========    ===========


Notes: (1) During the third quarter of 1993 and the fourth quarter of 1994, the
           Trust recorded a provision for possible loan losses of $15,000,000 and $2,500,000, respectively.

                                             EXHIBIT INDEX

                                                                                        SEQUENTIAL
NUMBER                     EXHIBIT                                                       PAGE NO.
------                     -----------------------------------------------------        ----------
3.1                        Amended and Restated Declaration of Trust of the
                           Trust, dated October 14, 1988, incorporated by
                           reference to Exhibit 3, 4(a) to the Trust's
                           Registration Statement on Form S-4, File No.
                           33-25272.

3.2 By-Laws of the Trust adopted December 6, 1989, incorporated by reference to Exhibit 4.2 to the Trust's Current Report on Form 8-K, dated December 6,
                           1989.

4. Rights Agreement dated as of December 6, 1989 between the Trust and American Stock Transfer & Trust
                           Company, incorporated by reference to Exhibit 1 to the Trust's Registration Statement on Form 8-A, File
                           No. 1-10093, for the registration of Share Purchase
                           Rights.

10.1 Exchange Agreement, dated as of November 1, 1988 between the Trust and RPS 1, incorporated by reference to Exhibit 2A to the Trust's Current Report on Form 8-K, dated December 28, 1988.

10.2 Exchange Agreement dated as of November 1, 1988 between the Trust and RPS 2, incorporated by reference to Exhibit 2B to the Trust's Current Report on Form 8-K, dated December 28, 1988.

10.3 Exchange Agreement, dated as of November 1, 1988 between the Trust and RPS 3, incorporated by reference to Exhibit 2C to the Trust's


                                                                                        SEQUENTIAL
NUMBER                     EXHIBIT                                                       PAGE NO.
------                     -----------------------------------------------------        ----------

                           Current Report on Form 8-K, dated December 28, 1988.

10.4 Exchange Agreement, dated as of November 1, 1988 between the Trust and RPS 4, incorporated by reference to Exhibit 2D to the Trust's Current Report on Form 8-K, dated December 28, 1988.

10.5                       Asset and Stock Purchase Agreement dated as of
                           November 1, 1988 among Integrated, RPS Advisory
                           Corp., Resources Pension Advisory Corp. and the
                           Trust, including as exhibits: (i) Note Issuance
                           Agreement, dated as of December 28, 1988, by and between Integrated, Resources Pension Advisory Corp., and the Trust; and (ii) Note of the Trust dated
                           December 28, 1988, incorporated by reference to
                           Exhibit 2E to the Trust's Current Report on Form 8-K, dated December 28, 1988.

10.6                       Employment Agreement, dated October 24, 1988, between
                           Resources Pension Advisory Corp. and Joel Pashcow, incorporated by reference to Exhibit 10.6 to the Trust's Annual Report on Form 10-K for the year ended
                           December 31, 1988.

10.7                       Employment Agreement, dated October 24, 1988, between
                           Resources Pension Advisory Corp. and Herbert
                           Liechtung, incorporated by reference to Exhibit 10.7 to the Trust's Annual Report on Form 10-K for the year ended December 31, 1988.


                                                                                        SEQUENTIAL
NUMBER                     EXHIBIT                                                       PAGE NO.
------                     -----------------------------------------------------        ----------
10.8                       1989 Trustees' Stock Option Plan, incorporated by
                           reference to Exhibit A to the Trust's Proxy Statement
                           dated October 18, 1989.

10.9 1989 Employees' Stock Option Plan, incorporated by reference to Exhibit B to the Trust's Proxy Statement dated October 18, 1989.

10.10                      Retirement Savings Plan of the Trust dated September
                           13, 1989 incorporated by reference to the Trust's
                           Annual Report on Form 10-K for the year ended
                           December 31, 1989.

10.11 Secured Promissory Note, dated February 23, 1990, executed by Rector Hylan Corporation, incorporated by reference to Exhibit 10.1 to the Trust's Current
                           Report on Form 8-K dated February 23, 1990.

10.12                      Collateral Assignment of Mortgage and Security
                           Agreement, dated February 23, 1990, between Rector
                           Hylan Corporation and the Trust, incorporated by reference to Exhibit 10.2 to the Trust's Current
                           Report on Form 8-K dated February 23, 1990.

10.13 Note Purchase Agreement, dated December 27, 1991, between the Trust and The Capitol Life Insurance
                           Company, incorporated by reference to Exhibit 10.13 to the Trust's Annual Report on Form 10-K for the year ended December 31, 1991.

10.14 Reissued Note Number 5, dated December 28, 1992, executed by the Trust in favor of Anchor


                                                                                        SEQUENTIAL
NUMBER                     EXHIBIT                                                       PAGE NO.
------                     -----------------------------------------------------        ----------

                           National Life Insurance Company, incorporated by reference to Exhibit 10.14 to the Trust's Annual
                           Report on Form 10-K for the year ended December 31, 1993.

10.15 Loan Purchase Agreement dated December 3, 1993 between the Trust and Merged Centers, incorporated by reference to Exhibit 10.15 to the Trust's Annual
                           Report on Form 10-K for the year ended December 31, 1993.

10.16 Agreement dated as of January 25, 1994, among the Trust, Rector Hylan Corporation, Rector Acquisition
                           Corp. and Shalva Company, Inc., incorporated by reference to Exhibit 10.16 to the Trust's Annual
                           Report on Form 10-K for the year ended December 31, 1993.

10.17 Assignment of Mortgages dated January 25, 1994 between Rector Hylan Corporation and the Trust.

10.18                      Certificate of Reduction of Debt dated January 25,
                           1995, executed by the Trust.

10.19                      Agreement of Sale dated May 20, 1993 between
                           Morristown-Chester Plaza Associates, L.P. and Chester
                           Plaza Shops, Inc., as amended by an amendment thereto dated July 11, 1994.

10.20                      Bargain and Sale Deed dated July 11, 1994 between
                           Morristown-Chester Plaza Associates, L.P. and Chester
                           Plaza Shops, Inc.

10.21                      Settlement Agreement dated as


                                                                                        SEQUENTIAL
NUMBER                     EXHIBIT                                                       PAGE NO.
------                     -----------------------------------------------------        ----------

                           of June, 1994 between the Trust and Norgate Plaza
                           Limited Partnership.

10.22 Addendum to Settlement Agreement dated June, 1994 between the Trust and Norgate Plaza Limited
                           Partnership.

10.23                      Purchase Agreement dated June, 1994 between Norgate
                           Plaza Limited Partnership and Norgate Shops Corp.

10.24 Addendum to Purchase Agreement dated June, 1994 between Norgate Shops Corp. and Norgatge Plaza
                           Limited Partnership.

10.25                      Quitclaim Deed dated June 13, 1994 between Norgate
                           Plaza Limited Partnership and Norgate Shops Corp.

10.26                      Letter of Intent dated July 14, 1994 between the
                           Trust and Ramco-Gershenson, Inc. (incorporated by reference to Exhibit 99 to the Trust's Current Report on Form 8-K dated July 28, 1994).

10.27                      Letter Agreement dated as of June 8, 1994 between the
                           Trust and Dean Witter Reynolds, Inc.

23.1 Consent of Independent Auditors with respect to the Trust's Registration Statement on Form S-3, filed with the Commission on April 25, 1989.

23.2 Consent of Independent Auditors with respect to the Trust's Registration Statement on Form S-8, filed with the Commission on November 22, 1990.

27                         Financial Data Schedule

                  28.1  Distribution Reinvestment and
                        Trust Agreement, including
                        Distribution Reinvestment Plan,
                        made as of January 1, 1991
                        between the Trust and American
                        Stock Transfer and Trust
                        Company, incorporated by
                        reference to Exhibit 28.1 to
                        the Trust's Annual Report on
                        Form 10-K for the year ended
                        December 31, 1990.

                  28.2  Description of Rector Hylan
                        loan, incorporated by reference
                        into Item 1. of this Report,
                        from the Trust's Current Report
                        on Form 8-K dated February 23,
                        1990.