Form 10-K405/A
period 1994-12-31
RPS REALTY TRUST
filed 1995-04-07
CIK 842183

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                         ______________________________

                                 FORM 10-K / A1


                       AMENDMENT TO APPLICATION OR REPORT
                  FILED PURSUANT TO SECTION 12, 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934



                                RPS REALTY TRUST
               (Exact name of registrant as specified in charter)




         The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of the Annual Report on Form 10-K for the fiscal year ended December 31, 1994 as set forth in the pages attached hereto:


         Item 14.    Exhibits, Financial Statement Schedules and Reports on
                     Form 8-K

                     (a)(3)        Exhibits

                                   10.28  Indenture of Lease, dated March 2,
                                          1995 between Sage Realty Corporation
                                          and RPS Realty Trust together with
                                          related side letters.

                                   10.29  Agreement, dated as of March 1, 1995,
                                          between RPS Realty Trust and Herbert
                                          Liechtung


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       RPS REALTY TRUST
                                         (Registrant)


Date:    April 6, 1995                 By: /s/Edwin R. Frankel
                                           ---------------------------
                                           Edwin R. Frankel
                                           Senior Vice President, Treasurer
                                           (Principal Financial and
                                           Accounting Officer)

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

           10.20 Bargain and Sale Deed dated July 11, 1994 between Morristown-Chester Plaza Associates, L.P. and Chester Plaza Shops, Inc.

           10.21 Settlement Agreement dated as of June, 1994 between the Trust and Norgate Plaza Limited
                  Partnership.

           10.22 Addendum to Settlement Agreement dated June, 1994 between the Trust and Norgate Plaza Limited
                  Partnership.

           10.23  Purchase Agreement dated June, 1994 between
                  Norgate Plaza Limited Partnership and Norgate
                  Shops Corp.

           10.24 Addendum to Purchase Agreement dated June, 1994 between Norgate Shops Corp. and Norgate Plaza
                  Limited Partnership.

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

           10.27 Letter Agreement dated as of June 8, 1994 between the Trust and Dean Witter Reynolds, Inc.

           10.28  Indenture of Lease, dated March 2, 1995
                  between Sage Realty Corporation and RPS Realty
                  Trust together with related side letters.*





_________________

*  Filed with this amendment.

           10.29  Agreement, dated as of March 1, 1995, between
                  RPS Realty Trust and Herbert Liechtung.*

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

           28.2 Description of Rector Hylan loan, incorporated by reference into Item 1. of this Report from the Trust's Current Report on Form 8-K dated February 23, 1990.

           (b) Reports on Form 8-K filed during the last quarter of the fiscal year: None.





____________________

*  Filed with this amendment.

                                 EXHIBIT INDEX


                                                                      Sequential
Number                    Exhibit                                      Page No.
- ------                    -------                                     ----------

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

                                                                      Sequential
Number                    Exhibit                                      Page No.
- ------                    -------                                     ----------

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

                                                                      Sequential
Number                    Exhibit                                      Page No.
- ------                    -------                                     ----------

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

10.17 Assignment of Mortgages dated January 25, 1994 between Rector Hylan Corporation and the Trust.

10.18  Certificate of Reduction of Debt dated January
       25, 1995, executed by the Trust.

10.19  Agreement of Sale dated May 20, 1993 between
       Morristown- Chester Plaza Associates, L.P. and
       Chester Plaza Shops, Inc., as amended by an amendment thereto dated July 11, 1994.

10.20  Bargain and Sale Deed dated July 11, 1994 between
       Morristown- Chester Plaza Associates, L.P. and
       Chester Plaza Shops, Inc.

10.21 Settlement Agreement dated as of June, 1994 between the Trust and Norgate Plaza Limited
       Partnership.

10.22  Addendum to Settlement Agreement dated June,
       1994 between the Trust and Norgate Plaza Limited
       Partnership.

10.23  Purchase Agreement dated June, 1994 between
       Norgate Plaza Limited Partnership and Norgate
       Shops Corp.

10.24 Addendum to Purchase Agreement dated June, 1994 between Norgate Shops Corp. and Norgate Plaza
       Limited Partnership.

10.25  Quitclaim Deed dated June 13, 1994 between
       Norgate Plaza Limited Partnership and Norgate
       Shops Corp.

10.26 Letter of Intent dated July 14, 1994 between the Trust and Ramco-Gershenson, Inc.
       (incorporated by reference to Exhibit 99 to the Trust's Current Report on Form 8-K dated July
       28, 1994).

10.27 Letter Agreement dated as of June 8, 1994 between the Trust and Dean Witter Reynolds, Inc.

                                                                      Sequential
Number                    Exhibit                                      Page No.
- ------                    -------                                     ----------

10.28  Indenture of Lease, dated March 2, 1995 between
       Sage Realty Corporation and RPS Realty Trust together with related side letters.*

10.29  Agreement, dated as of March 1, 1995, between
       RPS Realty Trust and Herbert Liechtung.*

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

28.2 Description of Rector Hylan loan, incorporated by reference into Item 1. of this Report from the Trust's Current Report on Form 8-K dated
       February 23, 1990.



___________________________

* Filed with this amendment.