Form 10-Q
period 1995-03-31
RPS REALTY TRUST
filed 1995-05-15
CIK 842183

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549
                                   FORM 10-Q




X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - -------- EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - -------- EXCHANGE ACT OF 1934

For the transition period from ........... to ...........


Commission file number 1-10093
                       -------

                                RPS REALTY TRUST
                                ----------------
            (Exact name of registrant as specified in its charter.)

MASSACHUSETTS                                                    13-6908486
- - -------------------------------                           -------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)


747 Third Avenue, New York, New York                                    10017
- - ----------------------------------------                            ----------
(Address of principal executive offices)                            (Zip Code)


                                  212-355-1255
                                  ------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X        No
    ---------       ---------
Number of shares of beneficial interest ($.10 par value) of the Registrant outstanding as of May 5, 1995: 28,492,421.

RPS REALTY TRUST                     FORM 10-Q                 MARCH 31, 1995





                                   I N D E X





Part I. FINANCIAL INFORMATION                                                            PAGE NO.
                                                                                         --------
Item 1. Financial Statements

  Consolidated Balance Sheets - March 31, 1995 (unaudited) and
   December 31, 1994 (audited) ........................................................     3


  Consolidated Statements of Operations (unaudited) - Three Months Ended
   March 31, 1995 and 1994 ............................................................     4


  Consolidated Statement of Shareholders' Equity (unaudited) - Three Months Ended
   March 31, 1995......................................................................     5


  Consolidated Statements of Cash Flows (unaudited) - Three Months Ended
   March 31, 1995 and 1994.............................................................     6


  Notes to Consolidated Financial Statements...........................................     7


Item 2.

  Management's Discussion and Analysis of Financial Condition
   and Results of Operations..........................................................     11


Part II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K..............................................     12

RPS REALTY TRUST                     FORM 10-Q                 MARCH 31, 1995

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL  STATEMENTS

                          CONSOLIDATED BALANCE SHEETS

                                                                    March 31,         December 31,
                                                                       1995               1994
                                                                    ---------         ------------
                                                                   (Unaudited)         (Audited)
ASSETS:

Mortgage Loans Receivable
       (Net of allowance for possible loan losses of $12,781,336
       in 1995 and $11,657,236 in 1994)                            $ 36,217,669       $ 41,891,769
Investment In Real Estate-Net                                        56,284,876         56,109,381
Short-term Investments                                               75,036,983         73,781,582
Interest and Accounts Receivable                                      8,256,412          8,607,992
Deferred Acquisition Expenses
       (Net of accumulated amortization of $1,369,172 in 1995
       and $1,319,706 in 1994)                                        2,302,641          2,352,107
Cash                                                                    858,204            802,384
Other Assets                                                          3,980,579          2,625,607
                                                                    -----------        -----------

       TOTAL ASSETS                                                $182,937,364       $186,170,822
                                                                    ===========        ===========


LIABILITIES AND SHAREHOLDERS' EQUITY


LIABILITIES:

Distributions Payable                                              $  2,279,394       $  2,279,394
Accounts Payable and Accrued Expenses                                 1,042,845          1,292,260
                                                                    -----------        -----------

       TOTAL LIABILITIES                                              3,322,239          3,571,654

       SHAREHOLDERS' EQUITY                                         179,615,125        182,599,168
                                                                    -----------        -----------

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $182,937,364       $186,170,822
                                                                    ===========        ===========





                 See notes to consolidated financial statements

RPS REALTY TRUST                  FORM 10-Q                  MARCH 31, 1995





               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                                         For The Three Months
                                                Ended
                                               March 31,
                                         --------------------
                                        1995              1994
                                        ----              ----
Revenues:
Interest Income:
         Mortgage Loans             $  930,623           $2,469,455
         Short-Term Investments        975,514              431,266
Rental Income                        2,291,029            1,140,500
Other                                   49,173               -
                                     ---------            ---------

                                     4,246,339            4,041,221
                                     ---------            ---------


Expenses:
Allowance for possible loan losses   3,000,000               -
General and Administrative             539,854              536,389
Payroll and Related Expenses           430,477              448,497
Amortization of Deferred
         Acquisition Expenses           49,466               49,466
Interest on Mortgages                   -                   110,814
Property Operating                     350,844              273,000
Real Estate Taxes                      330,429              172,000
Depreciation                           249,918              152,500
                                     ---------            ---------

                                     4,950,988            1,742,666
                                     ---------            ---------

Net Income (Loss)                   $ (704,649)          $2,298,555
                                     =========            =========

Net Income (Loss) Per Share              $(.02)                $.08
                                     =========            =========



Cash Dividend Declared                    $.08                 $.08
                                     =========            =========





                 See Notes to Consolidated Financial Statements

RPS REALTY TRUST                     FORM 10-Q                 MARCH 31, 1995



           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Unaudited)


                                                    Additional       Cumulative          Total
                             Shares of               Paid-In          Earnings/       Shareholders'
                        Beneficial Interest          Capital       (Distributions)       Equity
                     -------------------------     ------------    ---------------    -------------
                        Number        Amount
                     -----------    ----------
Balance at
  January 1, 1995    28,492,421     $2,849,242     $194,924,231     ($15,174,305)     $182,599,168


Net (loss) for the
 nine months ended
 March 31, 1995          --             --              --              (704,649)         (704,649)


Cash distributions
 declared                --             --              --            (2,279,394)       (2,279,394)


Balance at           ----------     ----------     ------------     ------------      ------------
March 31, 1995       28,492,421     $2,849,242     $194,924,231     $(18,158,348)     $179,615,125
                     ==========     ==========     ============     ============      ============





                 See notes to consolidated financial statements

RPS REALTY TRUST                   FORM 10-Q                   MARCH 31, 1995



               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                        For the Three Months Ended
                                                                March 31,
                                                       ----------------------------
                                                           1995           1994
                                                       ------------   -------------
Cash Flows From Operating Activities:
 Net Income (Loss)                                     $   (704,649)  $  2,298,555
 Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities:
  Provision for possible loan losses                      3,000,000         -
  Amortization of Deferred Acquisition Expense               49,466         49,466
  Depreciation                                              249,918        152,500
  Changes in Operating Assets and Liabilities:
   Interest and Accounts Receivable                          25,680       (287,934)
   Other Assets                                          (1,354,972)      (298,029)
   Accounts Payable and Accrued Expenses                   (249,415)      (168,362)
                                                       ------------   ------------
     Net Cash Provided by Operating Activities            1,016,028      1,746,196
                                                       ------------   ------------

Cash Flows From Investing Activities:
 Satisfaction of Mortgage Loans Receivable             $  3,000,000   $ 23,888,624
 Investment in Mortgage Loans Receivable                     -              -
 Investments in Real Estate                                (425,413)      (305,697)
                                                       ------------   ------------
     Net Cash Provided by Investing Activities            2,574,587     23,582,927
                                                       ------------   ------------

Cash Flows From Financing Activities:
 Dividends Declared and Paid                           $ (2,279,394)  $ (2,285,058)
 Shares Repurchased                                          -            (237,734)
 Repayment of Mortgages Payable                              -             (58,698)
                                                       ------------   ------------
      Net Cash Used in Financing Activities              (2,279,394)    (2,581,490)
                                                       ------------   ------------

Net Increase (Decrease) in Cash and Cash Equivalents   $  1,311,221   $ 22,747,633
Cash and Cash Equivalents, Beginning of Year             74,583,966     38,800,763
                                                       ------------   ------------
Cash and Cash Equivalents, End of Period               $ 75,895,187   $ 61,548,396
                                                       ============   ============

Cash and Cash Equivalents, End of Period:
 Cash                                                  $    858,204   $    789,328
 Short-Term Investments                                  75,036,983     60,759,068
                                                       ------------   ------------
                                                       $ 75,895,187   $ 61,548,396
                                                       ============   ============
Supplemental Disclosures of Cash Flow Information:
 Interest Paid                                         $     -        $    110,814
                                                       ============   ============

Supplemental Schedule of Noncash Investing and
 Financing Activities:
 Accounts Payable                                            -             248,643
 Interest and Accounts Receivable                          (325,900)     1,310,630
 Use of Allowance for Possible Loan Losses                1,875,900     14,567,301
 Mortgages Receivable                                    (1,550,000)    (2,261,828)
 Deposit on Sale of Loans                                    -          (1,365,042)
 Other Assets                                                -            (165,200)


                 See notes to consolidated financial statements

RPS REALTY TRUST                FORM 10-Q                       MARCH 31, 1995




                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

l.     GENERAL

       In the opinion of management of RPS Realty Trust (the "Trust"), the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position as of March 31, 1995 and the results of operations for the three months ended March 31, 1995 and March 31, 1994. The financial statements, related footnotes and discussions should be read in conjunction with the consolidated financial statements, related footnotes and discussions contained in the Trust's annual report on Form 10-K for the year ended December 31, 1994. Certain reclassifications have been made to prior year financial statements to conform with current classifications.


2.     NET EARNINGS PER SHARE

       The weighted average number of shares outstanding for the three months ended March 31, 1995 and 1994 was 28,492,421 and 28,500,362, respectively.


3.     INVESTMENTS

       The following tables summarizes the investments of the Trust as of March 31, 1995:

       MORTGAGE INVESTMENTS

      TYPE OF                        NUMBER OF           FUNDS                RANGE OF
      PROPERTY                     MORTGAGE LOANS   ADVANCED(d)(e)(f)   INTEREST RATES (a)(b)
- - ----------------------             --------------   -----------------   ---------------------
Industrial Properties
- - ---------------------

       First Mortgage Loan               1             $ 1,500,000               12.0%

Office Buildings
- - ----------------

       Wraparound Mortgage Loans         1             $   468,493               10%

       First Mortgage Loans              2             $ 5,850,000             5.0 -  8.3%

Shopping Center/Retail
- - ----------------------

       Wraparound Mortgage Loans         3             $ 8,280,512             6.5 - 12.7%

       First Mortgage Loans (g)          3             $29,900,000             7.5 - 10.5%

       Loan Secured by First
       Lien (c)                          1             $ 3,000,000               6%
                                        --           -------------

              Total                     11            $ 48,999,005
                                        ==           =============

RPS REALTY TRUST                  FORM 10-Q                      MARCH 31, 1995



                         Northeast       Southeast      Midwest       West
                         ---------       ---------      -------       ----
Outstanding Principal
Amount of Loans (d)      $41,480,512     $1,500,000     $ 5,550,000   $468,493

Percentage of
Funds Outstanding        84.7%           3.1%           11.3%         0.9%

Number of Loans          7               1              2             1

Investments in Real Estate

The following table summarizes the Trust's equity investments in real properties, and the carrying amount, net of accumulated depreciation of such properties, as of March 31, 1995:

Property                  Location           Carrying Value
- - --------                  --------           --------------
Sunshine Plaza            Tamarac, FL        $ 9,128,816
Shopping Center

Crofton Shopping Center   Crofton, MD          9,993,144

Trinity Corners           Pound Ridge, NY      2,905,549
Shopping Center

Commack Property          Commack, NY          2,800,312
Retail Center

Chester Shopping Center   Chester, NJ         18,270,180

Lantana Plaza             Lantana, FL          5,483,208
Shopping Center

9 North Wabash            Chicago,IL           3,257,069
Retail Building

Norgate Shopping Center   Indianapolis, IN     4,446,598
                                             -----------

       Total                                 $56,284,876
                                             ===========

(a) Interest rates presented are the weighted averages of the sum of current plus accrued interest rates.

(b) In addition to fixed interest, the Trust is entitled to contingent interest on certain loans in an amount equal to a percentage of the gross rent received by the borrower from the property securing the mortgage above a base amount, payable annually, and additional contingent interest (equity participation) based on a predetermined multiple of the contingent interest or a percentage of the net value of the property at such date payable at maturity. Contingent interest in the amount of $398,852 was received in the three months ended March 31, 1994. During the three months ended March 31, 1995 the Trust did not receive contingent interest.

RPS REALTY TRUST                     FORM 10-Q                 MARCH 31, 1995


(c) The loan is secured by a first lien on a separate collateral assignment of a first mortgage loan which, in turn, is secured by a fee position subject to a master lease on an office building in New York, New York.

(d) Before taking into account allowance for possible loan losses of $12,781,336.

(e) As of March 31, 1995, the Trust had 4 loans that were in arrears (three monthly payments or more) or otherwise considered to be "problem loans" by the Trust. The aggregate gross principal amounts of these loans, together with receivables relating to such loans comprised of accrued interest and payments made on behalf of the borrowers for mortgage payments relating to such properties, totaled approximately $40,435,207, representing 22.3% of the Trust's invested assets, at March 31, 1995.
       At March 31, 1995 and 1994, the Trust was not accruing current and accrued interest on three and five of the above-mentioned loans, in the aggregate approximate principal amount of $5,700,000 and $12,750,000, respectively. In addition, as of March 31, 1995 and 1994 respectively, the Trust was not accruing deferred interest on one additional loan, in the aggregate approximate principal amount of $25,000,000.

(f) On February 14, 1995, the holder of the first mortgage loan secured by the Madison Heights Shopping Center, whose loan was superior to the Trust's wraparound mortgage loan with respect to such property, foreclosed upon such property. The shopping center has been sold at auction and the interest of the Trust has thereby been eliminated.

(g) On March 1, 1995, the Trust received proceeds of $3,021,000 from the prepayment of the Coral Way Shopping Center mortgage loan. The proceeds consisted of the repayment of the principal loan balance of $3,000,000 and current interest of $21,000.

4.     DIVIDENDS TO SHAREHOLDERS
       Under the Internal Revenue Code, a REIT must meet certain qualifications including a requirement that it distribute annually to its shareholders at least 95% of its taxable income. The Trust's policy is to distribute to shareholders all taxable income. Dividends declared for the three months ended March 31, 1995 are summarized below:

         RECORD DATE           DIVIDEND                   PAYMENT DATE
         -----------           --------                   -----------------
        April 27, 1995          $ .08                     May 17, 1995

       The difference, if any, between dividends and net income result from timing differences related to the recognition of income and expense between financial reporting and income tax purposes.

       During 1995, the Trust will have tax write-offs on certain of the mortgages which write-offs were previously recognized for financial reporting purposes in prior years.

5.     Ramco Transaction

       On April 10, 1995, the Trust and Ramco-Gershenson, Inc. ("Ramco") and its affiliates (the "Ramco Group") entered into an agreement relating to the acquisition through an operating partnership (the "Operating Partnership") controlled by the Trust of substantially all of the real estate assets as well as the business operations of Ramco (the "Transaction"). As part of the Transaction, the Trust will succeed to the ownership of interests in 22 shopping center and retail properties (the "Ramco Properties"), as well as 100% of the non-voting stock and 5% of the voting

RPS REALTY TRUST                   FORM 10-Q                  MARCH 31, 1995



       stock of Ramco (representing in excess of 99% of the economic interests of Ramco). The Trust will contribute to the Operating Partnership six retail properties (the "RPS Properties") and $75,000,000 in cash (less expenses paid by the Trust in connection with the Transaction). Following the closing of the Transaction, Ramco will manage the Ramco Properties, the RPS Properties and properties of certain third parties and other Ramco affiliates.

       Upon consummation of the Transaction, the Trust will be the sole general partner of and a limited partner in the Operating Partnership and initially will hold approximately 74.1% of the interests therein. The members of the Ramco Group will be limited partners in the Operating Partnership and will initially hold, in the aggregate, approximately 25.9% of the interests therein. The exact number of units of limited partnership ("OP Units") to be received by the Trust and members of the Ramco Group will be determined based upon the relative agreed upon values of the assets to be contributed by the parties. The Ramco Group can also increase its interest in the Operating Partnership based on the future performance of certain of the Ramco Properties; such performance incentives could increase the Ramco Group's interest in the Operating Partnership to approximately 32.1% in the aggregate. The Ramco Group's OP Units will be exchangeable for shares of the Trust commencing one year after consummation of the Transaction, subject to purchase of such OP Units for cash by the Trust, at the Trust's option.

       As part of the Transaction, it is anticipated that (i) the Trust's state of organization will be changed from Massachusetts to Maryland and the Trust will change its name to Ramco-Gershenson Properties Trust and (ii) the Trust will implement a four-for-one reverse stock split.

       Upon consummation of the Transaction, it is contemplated that four of the nine current members of the Board of Trustees will resign and will be replaced by four individuals designated by the Ramco Group, two of whom will be independent of the Trust, Ramco and their respective affiliates. In addition, the five current principal executive officers of Ramco will become executive officers of the Trust and will be responsible for the management of the Trust's real estate operation.

       In connection with the Transaction, and as a condition thereto, the Trust will transfer its remaining mortgage loan portfolio, as well as certain other assets, to a newly-formed Maryland real estate investment trust, and thereafter will distribute the shares after taking into account the reverse stock split referred to above, of the new REIT to the Trust's shareholders.

6.     Subsequent Events

       In connection with the transaction with Ramco, on April 13, 1995, the Trust advanced the sum of $2,340,000 to the members of the Ramco Group (the "Ramco Advance") to be used for the sole purpose of paying application fees, commitment fees and other fees and charges in connection with a refinancing loan to be obtained in connection with the Transaction. The Ramco Advance is evidenced by a promissory note (the "Ramco Note") which accrues interest at a per annum rate equal to the prime rate of the Bank of Boston, and matures on April 13, 1996; the Ramco Note is secured by the pledge of certain partnership and stock interests owned by the members of the Ramco Group who are the obligors under the Ramco Note. Upon the occurrence of certain events, the Ramco Advance will be converted into a Transaction expense of the Trust, and the Ramco Note will be canceled. In such event, the $75,000,000 to be contributed by the Trust to the Operating Partnership will be reduced by the amount of the Ramco Advance.

RPS REALTY TRUST                     FORM 10-Q                 MARCH 31, 1995



                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

As of December 31, 1994 the Trust had $41,891,769 invested in mortgage loans (after deducting allowance for possible loan losses of $11,657,236), $56,109,381 invested in real properties and $73,781,582 in short-term investments. During the first quarter of 1995 the Trust received proceeds of $3,021,000 from the prepayment of the Coral Way Shopping Center loan. Additionally during the first quarter the Trust added $3,000,000 to its allowance for possible loan losses bringing the allowance to $12,781,336. During future periods additional provisions for loan losses may be required, as loans are either sold or prepaid or otherwise re-valued. As of March 31, 1995 the Trust had $36,217,669 invested in mortgage loans (after deducting allowance for possible loan losses of $12,781,336), $56,284,876 invested in real properties and $75,036,983 in short-term investments.

RESULTS OF OPERATIONS

Three months ended March 31, 1995 compared to three months ended March 31, 1994.

Total revenues for the three months ended March 31, 1995 (before rental income) decreased $945,411 or 32.6%. Interest from mortgage loans received by the Trust during the first quarter of 1995 decreased $1,538,832 or 62.3%. The reduction in interest from mortgage loans is attributable to the reduction in the size of the Trust's mortgage loan portfolio, from 17 as of March 31, 1994 to 11 as of March 31, 1995. Short-term interest income increased $544,248 or 126% as a result of higher cash balances.

During the quarter ended March 31, 1995 expenses (excluding property operating, real estate taxes, interest on mortgages and depreciation expenses) increased $2,985,445 as compared to the first quarter ended March 31, 1994. This increase was primarily due to additional provision for possible loan losses in the first quarter of $3,000,000.

During the first quarter of 1995, the Trust received rental income of $2,291,029 as compared to $1,140,500 for the first quarter of 1994. This increase of $1,150,529 or 101% is primarily as a result of the Trust owning 8 retail properties during the 1995 period compared to 6 during the 1994 period. Interest expense on mortgages payable in 1995 decreased $110,814 or 100% due to the Trust exercising its right to prepay the first mortgage loan relating to the Crofton Plaza Shopping Center property on September 30, 1994. Property operating expenses, real estate taxes and depreciation expense increased during the 1995 period by $77,844, 158,429 and 97,418 respectively over the 1994 period due to the aforementioned increase in the number of properties. For the quarter ended March 31, 1995, the Trust recognized net income from the investment of real estate of $1,359,838 as compared to $432,186 in the 1994 quarter.

As a result of the foregoing factors (primarily the increase in provision for loan losses), the Trust incurred a net loss for the first quarter of 1995 of $704,649 or $.02 per share as compared to net income of $2,298,555 or $.08 per share inthe 1994 period.

RPS REALTY TRUST                    FORM 10-Q                   MARCH 31, 1995





                          PART II - OTHER INFORMATION




ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

A.     No exhibits are filed with this report.

B.     No Reports on Form 8-K were filed during the quarter.

RPS REALTY TRUST                     FORM 10-Q                 MARCH 31, 1995


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        RPS REALTY TRUST





                                        By: /s/ Joel M. Pashcow
                                            ------------------------------
                                            Joel M. Pashcow
                                            Chairman and Trustee
                                            (Principal Executive Officer)




                                        By: /s/ Herbert Liechtung
                                            ------------------------------
                                            Herbert Liechtung
                                            President and Trustee
                                            (Principal Executive Officer)



                                        By: /s/ Edwin R. Frankel
                                            ------------------------------
                                            Edwin R. Frankel
                                            Senior Vice President and Treasurer
                                            (Chief Financial Officer)





Date: May 9, 1995

                                EXHIBIT INDEX



                     Exhibit 27 - Financial Data Schedule