Form 10-K405/A
period 1994-12-31
RPS REALTY TRUST
filed 1995-07-14
CIK 842183

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                 ---------------

                                   FORM 10-K/A2


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

            Item 1.       Business

            Item 5. Market for the Trust's Shares of Beneficial Interest and Related Shareholder Matters

            Item 6.       Selected Financial Data

            Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

            Item 13.      Certain Relationships and Related Transactions

            Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

                          (a)(1)      Financial Statements

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 RPS REALTY TRUST
                                                   (Registrant)

Date: July 14, 1995                              By: /s/Edwin R. Frankel
                                                     --------------------
                                                     Edwin R. Frankel
                                                     Senior Vice President and
                                                     Treasurer
                                                     (Principal Financial and
                                                     Accounting Officer)

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

Mortgage Investments

                  The following tables summarize the mortgage investments of the Trust as of March 15, 1995:


TYPE OF                               NUMBER OF                          FUNDS                      RANGE OF
PROPERTY                            MORTGAGE LOANS                      ADVANCED(1)              INTEREST RATES(2)
- ----------------------------        --------------                      -----------              -----------------
Industrial Properties

         First Mortgage Loan              1                             $1,500,000                   12.0%

Office Buildings

         Wraparound Mortgage
         Loan                             1                             $  468,493                   10.0%

         First Mortgage Loans             2                             $5,850,000                 5.0 - 8.3%

Loan Secured by First                     1                             $3,000,000                    6.0%


  Lien (3)


Shopping Center/Retail

         Wraparound Mortgage
         Loans                                        3               $ 8,280,512      6.5 - 12.7%

         First Mortgage Loans                         3               $29,900,000      7.5 - 10.5%

TOTAL:                                               11               $48,999,005
                                                     ==               ===========

- ----------------------------

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

- ---------------

(1)   Before taking into account allowance for possible loan losses.

Real Property Investments

                  The following table summarizes the Trust's equity investments in real properties, and the carrying value, net of accumulated depreciation, of such properties, as of December 31, 1994:


PROPERTY                   LOCATION                  CARRYING VALUE
- --------                   --------                  --------------
Sunshine Plaza             Tamarac, FL               $ 9,143,966
Shopping Center

Crofton Shopping           Crofton, MD               $10,025,960
Center

Trinity Corners            Pound Ridge, NY           $ 2,916,562
Shopping Center

Commack Property           Commack, NY               $ 2,811,187

Lantana Plaza              Lantana, FL               $ 5,495,932
Shopping Center

9 North Wabash             Chicago, IN               $ 3,263,352
Avenue

Chester Shopping           Chester, NJ               $18,212,669
Center

Norgate Shopping           Indianapolis, IN          $ 4,239,753
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

Qualification as a REIT

                  The Trust first elected to qualify as a REIT for the year ended December 31, 1988. The Trust's policy is to qualify as a REIT for federal income tax purposes. If the Trust so qualifies, amounts paid by the Trust as distributions to its Shareholders will not be subject to corporate income taxes. For any year in which the Trust does not meet the requirements for electing to be taxed as a REIT, it will be taxed as a corporation.

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

Employees

                  As of March 15, 1995, the Trust employed 13 persons. See Item 10, "Directors and Executive Officers of the Trust."

Executive Officers of the Trust

                  The executive officers of the Trust are as follows:

                                                                                            HAS SERVED AS
NAME                                          OFFICES                                       OFFICER SINCE
- --------------------                          ---------------------                         -------------
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

- ---------------------

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

                  The Trust declared the following cash distributions to Shareholders for the year ended December 31, 1993:

                                                                      PAYMENT
               QUARTER                   DISTRIBUTION                  DATE
         -------------------             ------------                --------
         First Quarter 1993                $.08                       5/18/93
         Second Quarter 1993               $.08                       8/13/93
         Third Quarter 1993                $.08                      11/17/93
         Fourth Quarter 1993               $.08                       1/27/94

                  The Trust declared the following cash distributions to Shareholders for the year ended December 31, 1994:

                                                                         PAYMENT
               QUARTER                   DISTRIBUTION                     DATE
         -------------------             ------------                   --------
         First Quarter 1994                  $.08                       05/17/94
         Second Quarter 1994                 $.08                       08/17/94
         Third Quarter 1994                  $.08                       11/16/94
         Fourth Quarter 1994                 $.08                       01/27/95

Item 6.  Selected Financial Data.


                                                               YEAR ENDED DECEMBER 31,
                            ---------------------------------------------------------------------------------------------
                                1994                 1993                1992                 1991                1990
                            -----------          -----------         -----------          -----------         -----------
Revenues                    $26,406,761          $26,968,505         $29,857,260          $27,936,678         $36,985,405

Net Income(1)               $15,641,876          $ 3,051,266         $ 8,838,836          $12,758,266         $23,755,936

Net Income
  Per Share(1)(2)           $       .55          $       .11         $       .31          $       .45                 .82

Cash Distributions
  Declared
  Per Share                 $       .32          $       .32         $       .60          $       .70         $       .82

Statement of
  Financial
  Position                  DECEMBER 31,         DECEMBER 31,        DECEMBER 31,         DECEMBER 31,        DECEMBER 31,
  at year end                   1994                 1993                1992                 1991                1990
                            -----------          -----------         -----------          -----------         --------

Total Assets                $186,170,822         $186,419,996        $215,558,387         $241,627,537        $235,565,414

Shareholders'
  Equity                    $182,599,168         $176,312,600        $182,558,951         $191,171,414        $197,802,342

- --------------------

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

                  As of December 31, 1994 and 1993, the Trust had five and ten, respectively, loans that were in arrears (three monthly payments or more) or otherwise considered to be "problem loans" by the Trust. The aggregate gross principal amounts of these loans, together with receivables relating to such loans comprised of accrued interest and payments made on behalf of the borrowers for mortgage payments relating to such properties, total $42,311,106 and $93,609,000, representing 23.0% and 47.2% of the Trust's invested assets at December 31, 1994 and 1993, respectively. At December 31, 1994 and 1993, the Trust was not accruing current and deferred interest on four and eight of the above-mentioned loans, in the aggregate approximate principal amounts of $10,250,000 and $56,940,000, respectively. In addition, as of such dates, the Trust was not accruing deferred interest in the aggregate approximate principal amount of $25,000,000 and $3,000,000, respectively, on one additional loan. The Trust has an allowance for possible loan losses of $11,657,236 and $23,724,537, respectively, at December 31, 1994 and 1993, and recognized a loan loss of $919,471 during the year ended December 31, 1992.

                  These allowances are indicative of the overall decline in the value of real estate nationally and of the properties securing the Trust's mortgage loans. Management's policy is to review each mortgage loan in the Trust's portfolio on a regular basis (which review includes a periodic assessment of the value and collectibility of the individual mortgage loans) for the purpose of determining whether a provision for loan losses need be established or increased. Subject to the foregoing, the allowance for possible loan losses is maintained at a level which management believes is adequate to absorb potential losses on outstanding mortgage loans; however, ultimate losses may vary from current estimates. The Trust may provide for additional losses in the future.

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

Calendar Year 1993 Compared to Calendar Year 1992

                  Total revenues before rental income decreased $4,395,700 or 16.1% from that of the previous year. Interest from mortgage loans decreased $6,047,099 or 30.2%. The reduction in interest from mortgage loans continued to be attributable primarily to the general decline in the commercial real estate sector of the national economy, the financial condition of certain of the Trust's borrowers and the economic conditions in certain areas where the properties securing the Trust's mortgage loans are located. The Trust in 1993 received $2,651,098 of previously unrecognized deferred interest as compared to $1,673,262 in 1992, an increase of $977,836 or 58.4%. Contingent interest income for 1993 was $578,027 as compared to $467,080 for 1992. This represents an increase of $110,947 or 23.8%. Current interest income from mortgage loans decreased $7,135,882 or 39.9%, primarily as a result of an increase in "problem loans" and lower mortgage balances. During the year ended December 31, 1993 the Trust received $3,433,116 of additional contingent interest (equity participation) as compared to $5,250,000 of additional contingent interest and prepayment penalty income during 1992, representing a decrease of $1,816,884 or 34.6%. Additionally, in 1993 the Trust received $3,942,513 in gains resulting from the sale of its 270,000 shares of Kimco Realty Corporation common stock. During 1992 the Trust recognized

$1,005,073 or $.04 per share from extraordinary items as compared to none in 1993. Short-term interest income decreased $493,875 or 30.9% as a result of lower interest rates and lower balances.

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

                On August 9, 1994, the RPS Board adopted a resolution authorizing the Trust to adopt a severance policy pursuant to which each employee (other than Messrs. Liechtung and Pashcow, who are not covered by such policy) whose employment with the Trust is terminated after such date would be entitled to receive from the Trust an amount equal to one month's salary for each year that such employee was employed by the Trust (and/or the Trust's predecessors, including the Predecessor Programs), up to a maximum of 12 months' salary. In addition, in connection with the negotiation of the Proposed Transaction, the RPS Board determined that it was necessary to enter into arrangements with certain of the executive officers and key employees of the Trust, to induce such individuals to remain in the employ of the Trust, at least through the consummation of the Proposed Transaction. Accordingly, on August 9, 1994, the RPS Board authorized the payment to Messrs. Edwin Frankel, Stanley Rappoport and Steven Liechtung of bonuses (in addition to the severance arrangements described above) equal to 100% of six months' salary (with respect to Mr. Frankel) and 25% of six months' salary (with respect to Messrs. Rappoport and Steven Liechtung), which bonuses would be paid only in the event that such employee is employed by the Trust upon the consummation of the Proposed Transaction. On February 8, 1995, in recognition of the fact that the Proposed Transaction was not expected to be consummated for several more months, the Compensation Committee of the RPS Board and the members of the Special Acquisition Committee authorized an increase in Mr. Frankel's bonus to 100% of seven months' salary; authorized the payment to Mr. Rappoport of severance pay equal to 100% of six months' base salary (in lieu of the standard severance arrangements described above), in addition to the bonus payment referred to above; and authorized an increase in Mr. Steven Liechtung's bonus to 100% of four months' salary. The payments to be made to each of Messrs. Frankel, Rappoport and John Johnston, Jr., each of whom are executive officers of the Trust, pursuant to the severance and/or bonus arrangements described above, will be $216,000, $105,000 and $129,000, respectively, if the Proposed Transaction is consummated in September 1995.

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

                  On April 17, 1994, the RPS Board authorized the payment of $75,000 to be paid to each of Messrs. Blank and Goldberg in their capacities as members of the Special Acquisition Committee. On October 11, 1994, in recognition of the expectation that the Proposed Transaction would not be consummated for several more months, the RPS Board authorized the payments to each of Messrs. Blank and Goldberg of an additional $50,000, in their capacities as members of the Special Acquisition Committee. Mr. Rosoff does not receive any compensation for his service on such committee.

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

/s/ Deloitte & Touche LLP
- -------------------------


February 27, 1995 (except for Note 16, which is dated April 10, 1995)

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

       c. Cash Equivalents - Short-term investments are considered cash equivalents for purposes of the statement of cash flows and consist primarily of highly liquid investments at December 30, 1994 having original maturities of less than three months.

       d. Investment in Real Estate - Investment in real estate is stated at the lower of cost less accumulated depreciation or market. Depreciation is calculated using the straight-line method over the estimated useful life of the property. The market value for real estate is determined based on independent appraisals obtained for the property. Additions and improvements which extend the estimated useful life of the property are capitalized. Repairs and maintenance are expensed. In the event it appears that the cost less accumulated depreciation cannot be recovered through operations and/or a sale over a reasonable future period, then it will be considered probable that an impairment that is other than temporary has occured and the net cost less accumulated depreciation will be written down to market value and a new cost basis will be established.

       e. Investment in Mortgage Loans Receivable - Investments in mortgage loans receivable are stated at the lower of the carrying amount of the loan or the market value of the underlying real estate. Market values are determined based upon accepted appraisal techniques including present value of expected cash flows for the underlying real estate and other observable market comparables. An allowance for possible loan losses is established based upon a review of each of the properties in the Trust's portfolio. In performing the review, management considers the estimated net realizable value of the property or collateral as well as other factors, such as the current occupancy, the amount and status of senior debt, if any, the prospects for the property, the credit worthiness and current financial position of the borrower and the economic situation in the region where the property is located. Because this determination of net realizable value is based upon future economic events, the amounts ultimately realized at disposition may differ materially from the carrying value as of December 31, 1994.

       f. Income Recognition - Current interest income on mortgage loans is recognized on the accrual method during the periods in which the mortgage loans are outstanding. Deferred interest, due at the maturity of the mortgage loan, is recognized as income based on the interest method using the implicit rate of interest on the mortgage loan. Contingent and additional contingent income and prepayment premium income are recognized as cash is received.

       g. Deferred Advisory Fees - Deferred advisory fees were paid to buy out the management contracts of the advisors to the predecessor entities of the Trust in connection with its formation in 1988. Such amounts are being amortized over periods of 13 to 20 years representing the expected period over which such fees would have been paid.

       h. Transaction Costs - Costs associated with the proposed Ramco Transaction have been capitalized and are included in other assets. Depending upon the outcome of the transaction these costs will either be allocated as part of the purchase price of the assets acquired or expensed in their entirety.

       i. Income Per Share - The weighted average number of shares outstanding used in computing income per share for the years ended December 31, 1994, 1993 and 1992 were 28,494,379, 28,582,344 and
             28,599,637, respectively. The stock options outstanding at December 31, 1994, 1993 and 1992 were not considered in computing income per share since there was no dilutive effect for the years then ended.

       j. Reclassifications - Certain reclassifications have been made to prior year financial statements to conform with current year's presentation.

2.      MORTGAGE LOANS RECEIVABLE

        The principal amounts of the Trust's mortgage loans receivable at December 31, 1994 and 1993 are summarized below:

                                                INTEREST RATE(B)
                                                   CURRENT                                        DECEMBER 31,  1994
                                                   RATE AT                             --------------------------------------------
                                                 DECEMBER 31,  AVERAGE    MATURITY      AMOUNT         ALLOWANCE          NET
     DESCRIPTION                   AVERAGE          1994      ACCRUED      DATE        ADVANCED        FOR LOSS     CARRYING AMOUNT
Shopping centers/retail:
   Coral Way                         9.00%          9.00%          --       3/95       $ 3,000,000                 0      3,000,000
   Holiday Park                      8.25           9.50           --      12/95         1,916,564                 0      1,916,554
   Branhaven Plaza                  11.19          10.50         2.25       8/99         2,800,000                 0      2,800,000
   Plainview Shopping Center        12.50          12.50         2.00       1/99               --                  0              0
   Janss Mall                       12.20          11.75         3.00      11/99               --                  0              0
   Norgate Plaza                    12.60          12.50         2.00      11/99               --                  0              0
   Madison Heights(j)                9.30           9.50         2.70       9/94         1,550,000        (1,875,900)      (325,900)
   The Tackett Center               11.33          11.00         2.00      11/00               --                  0              0
   Chester Springs                  11.92          11.25         3.50      12/00               --                  0              0
   1733 Massachusetts
     Avenue                          8.58           8.00         1.42       6/99         2,200,000                 0      2,200,000
   Tampa Plaza                      10.52           9.00         2.00       5/01                --                 0              0
   Mt. Morris Commons               11.20          10.50         2.00       7/01         2,700,000        (1,000,000)     1,700,000
   Copps Hill Plaza                  6.00           6.00         0.50       7/96         3,563,948                 0      3,563,948
   Hylan Center (e)                 12.00           7.50         4.50       1/01        25,000,000        (3,000,336)    21,999,664

   Office buildings:
   NCR Building (d)                 10.00          10.00          --        7/94           468,493                 0        468,493
   New England Telephone
     Co                              6.92           8.27         3.58      12/99         3,000,000        (2,800,000)       200,000
   Wellesley Plaza                  10.67          10.00         1.13       7/00                --                 0              0
   1-5 Wabash Avenue                 5.00           5.00           --       3/96         2,850,000                 0      2,850,000

Industrial/commercial:
   Meadowlands Industrial
     Park II                        17.43%         17.43%           -       1/99       $         -      $          0    $         0
   Simmons Mfg. Warehouse           10.00          10.00        2.00%       8/01         1,500,000                 0      1,500,000

Loan secured by first lien:
   Rector (e)                        6.00           6.00            -       4/04         3,000,000        (2,000,000)     1,000,000

   Additional amounts assigned
     based on experience                                                                         0          (981,000)      (981,000)
                                                                                       -----------      ------------    -----------

                                                                                        53,549,005       (11,657,236)    41,891,769
                                                                                       ===========       ===========     ==========


                                              DECEMBER 31, 1993 (A)(C)(H)
                                 ------------------------------------------------------
                                     AMOUNT              ALLOWANCE               NET
     DESCRIPTION                    ADVANCED             FOR LOSS          CARRYING AMOUNT
Shopping centers/retail:
   Coral Way                         $ 3,000,000                  0            3,000,000
   Holiday Park                        1,916,564                  0            1,916,564
   Branhaven Plaza                     2,800,000                  0            2,800,000
   Plainview Shopping Center           5,250,000                  0            5,250,000
   Janss Mall                         21,090,000         (4,599,537)          16,490,463
   Norgate Plaza                       2,500,000           (500,000)           2,000,000
   Madison Heights                     1,550,000         (1,300,000)             250,000
   The Tackett Center                  3,400,000         (1,631,000)           1,769,000
   Chester Springs                     7,000,000                  0            7,000,000
   1733 Massachusetts
     Avenue                            2,200,000                  0            2,200,000
   Tampa Plaza                         8,000,000         (3,119,000)           4,881,000
   Mt. Morris Commons                  2,700,000         (1,000,000)           1,700,000
   Copps Hill Plaza                    3,641,610                  0            3,641,010
   Hylan Center (e)                         --           (3,500,000)          27,500,000

   Office buildings:
   NCR Building (d)                      468,493                  0             468,493
   New England Telephone
     Co                                3,000,000         (2,400,000)            600,000
   Wellesley Plaza                     5,200,000         (5,075,000)            125,000
   1-5 Wabash Avenue                   2,850,000                  0           2,850,000

Industrial/commercial:
   Meadowlands Industrial
     Park II                          15,350,000                  0        15,350,000
   Simmons Mfg. Warehouse              1,500,000                  0         1,500,000

Loan secured by first lien:
   Rector (e)                         31,000,000                  0                 0

   Additional amounts assigned
     based on experience                       0           (600,000)         (600,000)
                                    ------------       ------------     -------------

                                     124,416,667        (23,724,537)      100,692,130
                                    ============       ============     =============


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
                                                     =============      =============

(i) Impairment of Loans - In May 1993, the Financial Accounting Standards Board issued Statement No. 114, "Accounting by Creditors for Impairment of a Loan," which requires creditors to account for loans at the present value of their future cash flows or at the fair value of the collateral, if the loan is collateral dependent. The adoption of the statement is required for years beginning after December 15,

(j)   Allowance for loss at December 31, 1994 includes accrued interest.

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

      j. On May 20, 1993, the Trust executed a contract to purchase the Chester Springs Shopping Center, an approximately 216,000 square foot community-type shopping center located in Chester, New Jersey. The Trust exercised its right of first refusal contained in its mortgage documents relating to the property. The closing date for the transaction was July 12, 1994. The purchase price for the property was approximately $18,262,000.

      k. On July 2, 1993, the Trust received proceeds of $3,506,713 from the partial prepayment of the NCR mortgage loan. The original principal balance of $2,300,000 was reduced to $468,493. The remaining principal amount matures on December 31, 1995 and bears current interest of 10% payable quarterly. Also included in the proceeds was approximately $1,675,000 of deferred interest.

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

      t. On December 31, 1992, the Trust restructured wrap-around the loan secured by the Holiday Park property. Total mortgage indebtedness including accrued interest and payments made on behalf of the borrower relating to such property totaled $2,716,564. Also on such date the Trust received an $800,000 principal payment. The current loan balance of $1,916,564, as restructured, now bears interest at a minimum rate of 7 percent and matures on December 31, 1995.

4.      INVESTMENT IN REAL ESTATE


                                       INITIAL COST TO
                                            COMPANY                CAPITAL        GROSS       ACCUMULATED     DATE     PREDICTABLE
        DESCRIPTION                 LAND          BUILDING      IMPROVEMENTS     AMOUNT(1)   DEPRECIATION   ACQUIRED      LIFE

  Sunshine Plaza                $ 1,748,000      $ 7,452,000     $  522,781    $ 9,722,781    $  578,815    12/19/91        40
    Shopping Center
    Tamarack, Florida

  Crofton Plaza                   3,201,000        6,499,000        945,119     10,645,119       619,159     5/01/91        40
    Shopping Center
    Crofton, Maryland

  Commack Shopping Center         1,160,000        1,740,000              -      2,900,000        88,813    12/30/92        40
    Commack, New York

  Trinity Shopping Center         1,250,000        1,250,000        499,318      2,999,318        82,756    12/30/92        40
    Pound Ridge, New York

  Lantana Shopping Center         2,589,810        2,600,190        436,077      5,626,077       130,145     3/01/93        39
    Lantana Florida

  9 North Wabash                  2,319,900          980,100              -      3,300,000        36,648     7/01/93        39
    Chicago, Illinois

  Norgate Shopping Center         1,260,000        2,940,000         77,528      4,277,528        37,775     6/01/94        39
    Indianapolis, Indiana

  Chester Shopping Center

    Chester, New Jersey           4,930,740       13,331,260        107,711     18,369,711       157,042     7/15/94        39
                                -----------     ------------      ---------   ------------     ---------

      Totals                    $18,459,450      $36,792,550     $2,588,534    $57,840,534    $1,731,153
                                ===========      ===========     ==========    ===========    ==========

                                                   1994                    1993                    1992

  REAL ESTATE OWNED:
    Balance at beginning of year:             $34,751,743              $26,415,000             $18,900,000
    Acquired Properties                        22,462,000                8,490,000               7,400,000
    Capital Improvements                          996,791                1,426,743                 115,000
    Disposition of Saratoga (3)                  (370,000)                       -                       -
                                             ------------             ------------            ------------
                                               57,840,534               36,331,743              26,415,000
    Allowance for Impairment                            -               (1,580,000)                      -
                                             -------------            ------------             -----------
             Balance at end of year           $57,840,534              $34,751,743             $26,415,000
                                              ===========              ===========             ===========

     ACCUMULATED DEPRECIATION:

       Balance at beginning of year:          $ 1,011,541              $   461,014             $   101,547
       Depreciation Expense (2)                   749,404                  550,527                 359,467
       Disposition of Saratoga (3)                (29,792)                       -                       -
                                               ----------              -----------            ------------

                Balance at end of year        $ 1,731,153              $ 1,011,541             $   461,014
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

14.   FINANCIAL INSTRUMENTS

      The market value of the Trust's mortgage loans and receivables relating to such loans as of December 31, 1994 and 1993 is estimated to be approximately $47,000,000 and $117,000,000, respectively. At December 31, 1994, the aggregate estimated fair market value of four of the Trust's thirteen mortgage loans exceeded the aggregate carrying value of $8,616,564 by $1,328,028. The remaining nine mortgage loans are stated at their fair market value. At December 31, 1993, the aggregate estimated fair market value of seven of the Trust's twenty-one mortgage loans exceeded the aggregate carrying value of $36,216,564 by $16,967,886. The remaining fourteen mortgage loans are stated at their fair market value. The estimated market value has been determined by the Trust, using available market information, methodologies deemed reasonable by the Trust and the present value of estimated future cash flows using a discount rate commensurate with the risks involved. Estimated market values represent management's estimate as of the date of the valuation and are based on facts and conditions existing on the date of the valuation and on a number of assumptions concerning future circumstances, which assumptions may or may not prove to be accurate. The Trust believes that the estimated market value as stated is not necessarily indicative of the price the Trust could realize if it were actively attempting to sell the mortgages in its portfolio.

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

16.   RAMCO TRANSACTION

      On April 10, 1995, the Trust and Ramco-Gershenson, Inc. ("Ramco") and its affiliates (the "Ramco Group") entered into an agreement relating to the acquisition through an operating partnership (the "Operating Partnership") controlled by the Trust of substantially all of the real estate assets as well as the business operations of Ramco (the "Transaction"). As part of the Transaction, the Trust will succeed to the ownership of interests in 22 shopping center and retail properties (the "Ramco Properties"), as well as 100% of the non-voting stock and 5% of the voting stock of Ramco (representing in excess of 99% of the economic interests of Ramco). The Trust will contribute transfer to the Operating Partnership six retail properties (the "RPS Properties") and $75,000,000 in cash (less expenses paid by the Trust in connection with the Transaction). Following the closing of the Transaction, Ramco will manage the Ramco Properties, the RPS Properties and properties of certain third parties and other Ramco affiliates.

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

      The agreement governing the share purchase rights described in Note 8, was amended in connection with the Transaction described above, to include Ramco and the members of the Ramco Group from the definitions of "Acquiring Person" and "Beneficial Owner" under such agreement for purposes of such Transaction.

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

      On February 14, 1995, the holder of the first mortgage loan secured by the Madison Heights Shopping Center, whose loan was superior to the Trust's wraparound mortgage loan with respect to such property, foreclosed upon such property. The shopping center has been sold at auction and the interest of the Trust has been thereby eliminated. The allowance for possible loan losses includes an allowance of $1,875,900 which represents the outstanding principal balance plus accrued interest that will be written off upon foreclosure. No additional loss will be recognized at the date of foreclosure.

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