Form 10-Q
period 1995-06-30
RPS REALTY TRUST
filed 1995-08-10
CIK 842183

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________


Commission file number 1-10093

                                RPS REALTY TRUST
                          (Exact name of registrant as
                           specified in its charter.)

               MASSACHUSETTS                                      13-6908486
      (State or other jurisdiction of                         (I.R.S. Employer
       incorporation or organization)                        Identification No.)


    747 THIRD AVENUE, NEW YORK, NEW YORK                            10017
  (Address of principal executive offices)                        (Zip Code)


                                  212-355-1255
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes    X        No
                               -------        -------

Number of shares of beneficial interest ($.10 par value) of the Registrant outstanding as of August 8, 1995: 28,492,421.

RPS REALTY TRUST                    FORM 10-Q                     JUNE 30, 1995


                                    I N D E X


Part I. FINANCIAL INFORMATION

                                                                                         PAGE NO.
                                                                                         --------
Item 1. Financial Statements

  Consolidated Balance Sheets - June 30, 1995 (unaudited) and
   December 31, 1994 (audited) ........................................................      3


  Consolidated Statements of Operations (unaudited) - Six Months and Quarters Ended
   June 30, 1995 and 1994 .............................................................      4


  Consolidated Statement of Shareholders' Equity (unaudited) - Six Months Ended
   June 30, 1995.......................................................................      5


  Consolidated Statements of Cash Flows (unaudited) - Six Months Ended
   June 30, 1995 and 1994..............................................................      6


  Notes to Consolidated Financial Statements...........................................      7


Item 2.

  Management's Discussion and Analysis of Financial Condition
   and Results of Operations..........................................................      11


Part II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K..............................................      13

RPS REALTY TRUST                    FORM 10-Q                     JUNE 30, 1995


                         PART I - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL  STATEMENTS


                           CONSOLIDATED BALANCE SHEETS

                                                                              June 30,             December 31,
                                                                                1995                  1994
                                                                            ------------           ------------
                                                                             (Unaudited)             (Audited)
ASSETS:

Mortgage Loans Receivable
        (Net of allowance for possible loan losses of $12,781,336
        in 1995 and $11,657,236 in 1994)                                    $ 36,217,669           $ 41,891,769
Investment In Real Estate-Net                                                 56,415,146             56,109,381
Short-term Investments                                                        72,199,105             73,781,582
Interest and Accounts Receivable                                               7,932,323              8,607,992
Deferred Acquisition Expenses
        (Net of accumulated amortization of $1,418,638 in 1995
        and $1,319,706 in 1994)                                                2,253,175              2,352,107
Cash                                                                             872,327                802,384
Transaction Advances                                                           2,340,000                  -
Other Assets                                                                   4,630,299              2,625,607
                                                                            ------------           ------------

        TOTAL ASSETS                                                        $182,860,044           $186,170,822
                                                                            ============           ============


LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:

Distributions Payable                                                       $  2,279,394           $  2,279,394
Accounts Payable and Accrued Expenses                                          1,306,034              1,292,260
                                                                            ------------           ------------

        TOTAL LIABILITIES                                                      3,585,428              3,571,654

        SHAREHOLDERS' EQUITY                                                 179,274,616            182,599,168
                                                                            ------------           ------------

        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $182,860,044           $186,170,822
                                                                            ============           ============

                 See notes to consolidated financial statements

RPS REALTY TRUST                    FORM 10-Q                     JUNE 30, 1995

               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                For the Quarter                          For the Six Months
                                                     Ended                                      Ended
                                                    June 30,                                   June 30,
                                       --------------------------------           --------------------------------
                                           1995                1994                   1995                1994
                                           ----                ----                   ----                ----
Revenues:

Interest income:
   Mortgage loans                      $   902,662          $ 1,894,445           $ 1,833,285          $ 4,363,900
   Short-term investments                1,024,753              561,738             2,000,267              993,004
Rental income                            2,151,323            1,140,567             4,442,352            2,281,067
Other                                       -                    -                     49,173               -
                                       -----------          -----------           -----------          -----------
                                         4,078,738            3,596,750             8,325,077            7,637,971
                                       -----------          -----------           -----------          -----------

Expenses:

Allowance for possible
 loan losses                           $    -               $    -                $ 3,000,000          $    -
General and Administrative                 594,894              525,349             1,134,748            1,061,738
Payroll and Related Expenses               408,702              370,672               839,179              819,169
Amortization of Deferred
 Acquisition Expenses                       49,466               49,466                98,932               98,932
Interest on Mortgages                        -                  109,790                 -                  220,604
Property Operating                         502,067              272,511               852,911              545,511
Real Estate Taxes                          329,186              172,588               659,615              344,588
Depreciation                               255,538              152,500               505,456              305,000
                                       -----------          -----------           -----------          -----------

                                         2,139,853            1,652,876             7,090,841            3,395,542
                                       -----------          -----------           -----------          -----------

Net Income                             $ 1,938,885          $ 1,943,874           $ 1,234,236          $ 4,242,429
                                       ===========          ===========           ===========          ===========

Net Income Per Share                          $.07                 $.07                  $.04                 $.15
                                              ====                 ====                  ====                 ====


Cash Dividend Declared                        $.08                 $.08                  $.16                 $.16
                                              ====                 ====                  ====                 ====

                 See notes to consolidated financial statements

RPS REALTY TRUST                    FORM 10-Q                     JUNE 30, 1995


           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Unaudited)

                                                    Additional        Cumulative             Total
                              Shares of              Paid-In           Earnings/         Shareholders'
                         Beneficial Interest         Capital        (Distributions)         Equity
                      -------------------------    ------------     ---------------      -------------
                        Number         Amount
                      ----------     ----------

Balance at
  January 1, 1995     28,492,421     $2,849,242    $194,924,231     $(15,174,305)        $182,599,168


Net income for the
 six months ended
 June 30, 1995             --             --              --           1,234,236            1,234,236


Cash distributions
 declared                  --             --              --          (4,558,788)          (4,558,788)


Balance at            ----------     ----------    ------------     ------------         ------------
June 30, 1995         28,492,421     $2,849,242    $194,924,231     $(18,498,857)        $179,274,616
                      ==========     ==========    ============     ============         ============

                 See notes to consolidated financial statements

RPS REALTY TRUST                    FORM 10-Q                     JUNE 30, 1995


                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                For the Six Months Ended
                                                                         June 30,
                                                        -----------------------------------------
                                                            1995                        1994
                                                        -------------               -------------
Cash Flows From Operating Activities:
 Net Income                                             $  1,234,236                $  4,242,429
 Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities:
  Provision for possible loan losses                       3,000,000                      -
  Amortization of Deferred Acquisition Expense                98,932                      98,932
  Depreciation                                               505,456                     305,000
  Changes in Operating Assets and Liabilities:
   Interest and Accounts Receivable                          349,769                     143,761
   Other Assets                                           (2,004,692)                   (488,483)
   Transaction Advances                                   (2,340,000)                     -
   Accounts Payable and Accrued Expenses                      13,774                  (1,350,096)
                                                        ------------                ------------
     Net Cash Provided by Operating Activities               857,475                   2,951,543
                                                        ------------                ------------

Cash Flows From Investing Activities:
 Satisfaction of Mortgage Loans Receivable              $  3,000,000                $ 23,904,232
 Investment in Mortgage Loans Receivable                      -                           -
 Investments in Real Estate                                 (811,221)                   (609,728)
                                                        ------------                ------------
     Net Cash Provided by Investing Activities             2,188,779                  23,294,504
                                                        ------------                ------------

Cash Flows From Financing Activities:
 Dividends Declared and Paid                            $ (4,558,788)               $ (4,564,452)
 Shares Repurchased                                           -                         (237,734)
 Repayment of Mortgages Payable                               -                         (118,422)
                                                        ------------                ------------
      Net Cash Used in Financing Activities               (4,558,788)                 (4,920,608)
                                                        ------------                ------------

Net Increase (Decrease) in Cash and Cash Equivalents    $ (1,512,534)               $ 21,325,439
Cash and Cash Equivalents, Beginning of Year              74,583,966                  38,800,763
                                                        ------------                ------------
Cash and Cash Equivalents, End of Period                $ 73,071,432                $ 60,126,202
                                                        ============                ============

Cash and Cash Equivalents, End of Period:
 Cash                                                   $    872,327                $    800,097
 Short-Term Investments                                   72,199,105                  59,326,105
                                                        ------------                ------------
                                                        $ 73,071,432                $ 60,126,202
                                                        ============                ============
Supplemental Disclosures of Cash Flow Information:
 Interest Paid                                          $      -                    $    220,604
                                                        ============                ============

Supplemental Schedule of Noncash Investing and
 Financing Activities:
 Accounts Payable                                              -                       1,850,188
 Interest and Accounts Receivable                           (325,900)                  1,212,175
 Use of Allowance for Possible Loan Losses                 1,875,900                  14,567,301
 Mortgages Receivable                                     (1,550,000)                 (4,761,828)
 Deposit on Sale of Loans                                      -                      (1,365,042)
 Other Assets                                                  -                        (165,200)
 Investment in Real Estate                                     -                       4,200,000

                 See notes to consolidated financial statements

RPS REALTY TRUST                    FORM 10-Q                     JUNE 30, 1995


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
l.      GENERAL

        In the opinion of management of RPS Realty Trust (the "Trust"), the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position as of June 30, 1995 and the results of operations for the six months ended June 30, 1995 and June 30, 1994. The financial statements, related footnotes and discussions should be read in conjunction with the consolidated financial statements, related footnotes and discussions contained in the Trust's annual report on Form 10-K for the year ended December 31, 1994. Certain reclassifications have been made to prior year financial statements to conform with current classifications.


2.      NET EARNINGS PER SHARE

        The weighted average number of shares outstanding for the six months ended June 30, 1995 and 1994 was 28,492,421 and 28,496,369, respectively. The weighted average number of shares outstanding for the quarters ended June 30, 1994 and 1993 was 28,492,421.


3.      MORTGAGE LOANS RECEIVABLE

        The following tables summarizes the mortgage loans of the Trust as of June 30, 1995:

                                                                                         NET
                             CURRENT   AVERAGE  MATURITY    AMOUNT      ALLOWANCE      CARRYING
DESCRIPTION                  RATE(a)   ACCRUED    DATE     ADVANCED     FOR LOSS        AMOUNT
-----------                  -------   -------  --------   --------     ---------      --------
Shopping Centers/Retail:
  Holiday Park                9.50%       -%     12/95   $ 1,916,564  $     -        $ 1,916,564
  Branhaven Plaza            10.50     2.25       8/99     2,800,000        -          2,800,000
  1733 Massachusetts Avenue   8.00     1.42       6/99     2,200,000        -          2,200,000
  Mt. Morris Commons         10.50     2.00       7/01     2,700,000    (1,000,000)    1,700,000
  Copps Hill Plaza            6.00     0.50       7/96     3,563,948        -          3,563,948
  Hylan Center                7.50     4.50       1/01    25,000,000    (6,000,336)   18,999,664

Office Buildings:
  NCR Building               10.00        -      12/95       468,493        -            468,493
  New England Telephone Co.   8.27     3.58      12/99     3,000,000    (2,800,000)      200,000
  1-5 Wabash Avenue           5.00        -       3/96     2,850,000        -          2,850,000

Industrial/Commercial:
  Simmons Mfg. Warehouse     10.00     2.00       8/01     1,500,000        -          1,500,000

Loan secured by first lien:
  Rector(b)                      -     6.00       4/04     3,000,000    (2,000,000)    1,000,000

Additional amounts assigned
 based on experience                                                      (981,000)     (981,000)
                                                         -----------  ------------   -----------
                                                         $48,999,005  $(12,781,336)  $36,217,669
                                                         ===========  ============   ===========

RPS REALTY TRUST                    FORM 10-Q                     JUNE 30, 1995


(a) In addition to fixed interest, the Trust is entitled to contingent interest on certain loans in an amount equal to a percentage of the gross rent received by the borrower from the property securing the mortgage above a base amount, payable annually, and additional contingent interest (equity participation) based on a predetermined multiple of the contingent interest or a percentage of the net value of the property at such date payable at maturity. Contingent interest in the amount of $43,862 and $440,688 was received in the six months ended June 30, 1995 and 1994 respectively.

(b) The loan is secured by a first lien on a separate collateral assignment of a first mortgage loan which, in turn, is secured by a fee position subject to a master lease on an office building in New York, New York.

(c) As of June 30, 1995, the Trust had 4 loans that were in arrears (three monthly payments or more) or otherwise considered to be "problem loans" by the Trust. The aggregate gross principal amounts of these loans, together with receivables relating to such loans comprised of accrued interest and payments made on behalf of the borrowers for mortgage payments relating to such properties, totaled approximately $40,435,207, representing 22.7% of the Trust's invested assets, at June 30, 1995. At June 30, 1995 and 1994, the Trust was not accruing current and accrued interest on two and four of the above-mentioned loans, in the aggregate approximate principal amount of $5,700,000 and $10,250,000, respectively. In addition, as of June 30, 1995 and 1994 respectively, the Trust was not accruing deferred interest on two additional loans, in the aggregate approximate principal amount of $28,000,000 and 32,000,000.

(d) On February 14, 1995, the holder of the first mortgage loan secured by the Madison Heights Shopping Center, whose loan was superior to the Trust's wraparound mortgage loan with respect to such property, foreclosed upon such property. The shopping center has been sold at auction and the interest of the Trust has thereby been eliminated.

(e) On March 1, 1995, the Trust received proceeds of $3,021,000 from the prepayment of the Coral Way Shopping Center mortgage loan. The proceeds consisted of the repayment of the principal loan balance of $3,000,000 and current interest of $21,000.


4.      INVESTMENTS IN REAL ESTATE

        The following table summarizes the Trust's equity investments in real properties, and the carrying amount, net of accumulated depreciation of such properties, as of June 30, 1995:

Property                                Location                      Carrying Value
--------                                --------                      --------------
Sunshine Plaza                          Tamarac, FL                   $ 9,087,459
Shopping Center

Crofton Shopping Center                 Crofton, MD                     9,946,421

Trinity Corners                         Pound Ridge, NY                 2,894,536
Shopping Center

Commack Property                        Commack, NY                     2,789,437
Retail Center

Chester Shopping Center                 Chester, NJ                    18,512,836

RPS REALTY TRUST                    FORM 10-Q                     JUNE 30, 1995


Lantana Plaza                        Lantana, FL                     5,463,670
Shopping Center

9 North Wabash                       Chicago,IL                      3,250,787
Retail Building

Norgate Shopping Center              Indianapolis, IN                4,470,000
                                                                   -----------
        Total                                                      $56,415,146
                                                                   ===========


5.      SHORT-TERM INVESTMENTS

        Short-term investments at June 30, 1995 consist of approximately $39,927,000 of Fannie Mae Remics and approximately $32,272,000 of U.S. Treasuries.

6.      DIVIDENDS TO SHAREHOLDERS

        Under the Internal Revenue Code, a REIT must meet certain qualifications including a requirement that it distribute annually to its shareholders at least 95% of its taxable income. The Trust's policy is to distribute to shareholders all taxable income. Dividends declared for the six months ended June 30, 1995 are summarized below:

         RECORD DATE                         DIVIDEND                        PAYMENT DATE
        --------------                       --------                        ---------------
        April 27, 1995                        $ .08                          May 17, 1995
        July 28, 1995                         $ .08                          August 17, 1995

        The difference, if any, between dividends and net income result from timing differences related to the recognition of income and expense between financial reporting and income tax purposes.

        During 1995, the Trust will have tax write-offs on certain of the mortgages which write-offs were previously recognized for financial reporting purposes in prior years.


7.      RAMCO TRANSACTION

        On April 10, 1995, the Trust and Ramco-Gershenson, Inc. ("Ramco") and its affiliates (the "Ramco Group") entered into an agreement relating to the acquisition through an operating partnership (the "Operating Partnership") controlled by the Trust of substantially all of the real estate assets as well as the business operations of Ramco (the "Transaction"). As part of the Transaction, the Trust will succeed to the ownership of interests in 22 shopping center and retail properties (the "Ramco Properties"), as well as 100% of the non-voting stock and 5% of the voting stock of Ramco (representing in excess of 95% of the economic interests of Ramco). The Trust will contribute to the Operating Partnership six retail properties (the "RPS Properties") and $75,000,000 in cash (less expenses paid by the Trust in connection with the Transaction). Following the closing of the Transaction, Ramco will manage the Ramco Properties, the RPS Properties and properties of certain third parties and other Ramco affiliates.

RPS REALTY TRUST                    FORM 10-Q                     JUNE 30, 1995


        Upon consummation of the Transaction, the Trust will be the sole general partner of and a limited partner in the Operating Partnership and initially will hold approximately 74.8% of the interests therein. The members of the Ramco Group will be limited partners in the Operating Partnership and will initially hold, in the aggregate, approximately 25.2% of the interests therein. The exact number of units of limited partnership ("OP Units") to be received by the Trust and members of the Ramco Group will be determined based upon the relative agreed upon values of the assets to be contributed by the parties. The Ramco Group can also increase its interest in the Operating Partnership based on the future performance of certain of the Ramco Properties; such performance incentives could increase the Ramco Group's interest in the Operating Partnership to approximately 31.5% in the aggregate. The Ramco Group's OP Units will be exchangeable for shares of the Trust commencing one year after consummation of the Transaction, subject to purchase of such OP Units for cash by the Trust, at the Trust's option.

        As part of the Transaction, it is anticipated that (i) the Trust's state of organization will be changed from Massachusetts to Maryland and the Trust will change its name to Ramco-Gershenson Properties Trust and (ii) the Trust will implement a four-for-one reverse stock split.

        Upon consummation of the Transaction, it is contemplated that four of the nine current members of the Board of Trustees will resign and will be replaced by four individuals designated by the Ramco Group, two of whom will be independent of the Trust, Ramco and their respective affiliates. In addition, the five current principal executive officers of Ramco will become executive officers of the Trust and will be responsible for the management of the Trust's real estate operations.

        In connection with the Transaction, and as a condition thereto, the Trust will transfer its remaining mortgage loan portfolio, as well as certain other assets, to a newly-formed Maryland real estate investment trust, and thereafter will distribute the shares after taking into account the reverse stock split referred to above, of the new REIT to the Trust's shareholders.

        The transaction with Ramco which is currently expected to close in the fourth quarter of 1995, is subject to a number of conditions. These include the Trust receiving favorable resolution of certain issues relating to its tax status as a real estate investment trust, shareholder approval, receipt of a fairness opinion from the Trust's financial advisor and refinancing of certain Ramco property debt. Accordingly there can be no assurance that the transaction will be consummated.


8.      TRANSACTION ADVANCES

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

RPS REALTY TRUST                    FORM 10-Q                     JUNE 30, 1995


                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CAPITAL RESOURCES AND LIQUIDITY

As of December 31, 1994 the Trust had $41,891,769 invested in mortgage loans (after deducting allowance for possible loan losses of $11,657,236), $56,109,381 invested in real properties and $73,781,582 in short-term investments. During the first quarter of 1995 the Trust received proceeds of $3,021,000 from the prepayment of the Coral Way Shopping Center loan. Additionally during the first quarter the Trust added $3,000,000 to its allowance for possible loan losses bringing the allowance to $12,781,336. During future periods additional provisions for loan losses may be required, as loans are either sold or prepaid or otherwise re-valued. As of June 30, 1995 the Trust had $36,217,669 invested in mortgage loans (after deducting allowance for possible loan losses of $12,781,336), $56,415,146 invested in real properties and $72,199,105 in short-term investments. It is anticipated that the Trust will have to borrow approximately $6,500,000 to fund severance payments and certain expenses if the Ramco transaction closes without additional prepayments or sales.

RESULTS OF OPERATIONS

Six months ended June 30, 1995 compared to six months ended June 30, 1994.

Total revenues for the six months ended June 30, 1995 (before rental income) decreased $1,474,179 or 28% as compared to the six months ended June 30, 1994. Interest from short-term investments increased $1,007,263 as a result of the Trust having higher balances in short-term investments during the six month period of 1995. Interest from mortgage loans decreased in the six months ended June 30, 1995 as compared to the six months ended June 30, 1994 by $2,530,615 or 58%. The reduction in interest from mortgage loans is attributable to the reduction in the size of the Trust's mortgage loan portfolio from 16 loans as of June 30, 1994 to 11 loans as of June 30, 1995.

During the six months ended June 30, 1995 expenses (excluding property operating, real estate taxes, interest on mortgages and depreciation expenses) increased $3,093,020 as compared to the six months ended June 30, 1994. This increase was primarily due to additional provision for possible loan losses in the first quarter of $3,000,000.

During the six months of 1995, the Trust recognized rental income of $4,442,352 as compared to $2,281,067 for the six months of 1994. This increase of $2,161,285 or 95% is primarily as a result of the Trust receiving rental income on 8 properties during the 1995 period compared to 6 during the 1994 period. Interest expense on mortgages payable in 1995 decreased 100% or $220,604 due to the Trust exercising its right to prepay the first mortgage loan relating to the Crofton Plaza Shopping Center property on September 30, 1994. Property operating expenses, real estate taxes and depreciation expense increased during the 1995 period by $307,400 or 56%, $315,027 or 91% and $200,456 or 66% respectively over the 1994 period due to the aforementioned increase in number of properties. For the six months ended June 30, 1995, the Trust recognized net income from the investment of real estate of $2,424,370 as compared to $865,364 for the six months of 1994.

RPS REALTY TRUST                    FORM 10-Q                     JUNE 30, 1995


As a result of the foregoing factors (primarily the increase in provision for loan losses), the Trust net income for the six months of 1995 as compared to the six months of 1994 decreased $3,008,193 or 71%.

Three months ended June 30, 1995 compared to three months ended June 30, 1994.

Total revenues for the three months ended June 30, 1995 (before rental income) decreased $528,768 or 22%. Interest from mortgage loans received by the Trust during the second quarter of 1995 decreased $991,783 or 52%. The reduction in interest from mortgage loans is attributable to the reduction in the size of the Trust's mortgage loan portfolio, from 16 loans as of June 30, 1994 to 11 loans as of June 30, 1995. Short-term interest income increased $463,015 or 82% as a result of higher cash balances.

During the quarter ended June 30, 1995 expenses (excluding property operating, real estate taxes, interest on mortgages and depreciation expenses) increased $107,575 or 12% as compared to the second quarter ended June 30, 1994. This increase was primarily due to the increase of $69,545 in General and Administrative expenses as a result of higher insurance costs and moving expenses.

During the second quarter of 1995, the Trust received rental income of $2,151,323 as compared to $1,140,567 for the second quarter of 1994. This increase of $1,010,756 or 89% is primarily as a result of the Trust owning 8 retail properties during the 1995 period compared to 6 during the 1994 period. Interest expense on mortgages payable in 1995 decreased $109,790 or 100% due to the Trust exercising its right to prepay the first mortgage loan relating to the Crofton Plaza Shopping Center property on September 30, 1994. Property operating expenses, real estate taxes and depreciation expense increased during the 1995 period by $229,556, 156,598 and 103,038 respectively over the 1994 period due to the aforementioned increase in the number of properties. For the quarter ended June 30, 1995, the Trust recognized net income from the investment of real estate of $1,064,532 as compared to $433,178 in the 1994 quarter.

Net income for the second quarter of 1995 as compared to the second quarter of 1994 decreased $4,989 as a result of the items discussed above.

RPS REALTY TRUST                    FORM 10-Q                     JUNE 30, 1995


                          PART II - OTHER INFORMATION


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

A.      No exhibits are filed with this report.

B.      Current Report on Form 8-K filed April 21, 1995.

RPS REALY TRUST                    FORM 10-Q                     JUNE 30, 1995


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       RPS REALTY TRUST


                                       By:/s/ Joel M. Pashcow
                                          --------------------------------------
                                          Joel M. Pashcow
                                          Chairman and Trustee
                                          (Principal Executive Officer)


                                       By:/s/ Herbert Liechtung
                                          --------------------------------------
                                          Herbert Liechtung
                                          President and Trustee
                                          (Principal Executive Officer)


                                       By:/s/ Edwin R. Frankel
                                          --------------------------------------
                                          Edwin R. Frankel
                                          Senior Vice President and Treasurer
                                          (Chief Financial Officer)


Date: August 10, 1995

                                EXHIBIT INDEX
                                -------------

Exhibit No.                     Description                        Page No.
----------                      -----------                        -------
EX-27                           Financial Data Schedule