Form 10-K405/A
period 1994-12-31
RPS REALTY TRUST
filed 1995-09-08
CIK 842183

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                 ---------------

                                   FORM 10-K/A3


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

                          (a)(1)      All Financial Statements

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 RPS REALTY TRUST
                                                   (Registrant)

Date: September 8, 1995                          By: /s/Edwin R. Frankel
                                                     --------------------
                                                     Edwin R. Frankel
                                                     Senior Vice President and
                                                     Treasurer
                                                     (Principal Financial and
                                                     Accounting Officer)

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

         (a)(i) All Financial Statements



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

      h. Transaction Costs - Direct costs associated with the proposed Ramco Transaction have been capitalized and are included in other assets. Depending upon the outcome of the transaction these costs will either be allocated as part of the purchase price of the assets acquired or expensed in their entirety.

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
                                    ============       ============     =============


Deferred interest due at maturity of the mortgage loans is recognized as income based on the interest method. The amounts currently recognized, which are included on the consolidated balance sheet in Interest and Accounts Receivable, through December 31, 1994 and 1993, are as follows:


                                                 December 31,        December 31,
                                                    1994                1993

Holiday Park                                     $   67,080           $   67,080
Branhaven Plaza                                     267,329              203,573
Plainview Shopping Center                              --                598,557
Norgate Plaza                                          --                 98,455
Madison Heights                                     128,933              128,933
Chester Springs                                        --                671,994
1733 Massachusetts Avenue                           325,786              297,054
Mt. Morris Commons                                   52,923               52,923
Hylan Center                                      6,275,000                 --
New England Telephone Co.                           407,284              407,284
Simmons Mfg. Warehouse                              100,352               77,009
Rector                                                 --              2,980,669
                                                 ----------           ----------
        Total                                    $7,624,687           $5,583,531
                                                 ==========           ==========


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