Form 10-K405/A
period 1994-12-31
RPS REALTY TRUST
filed 1995-09-29
CIK 842183

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                 ---------------

                                    FORM 10-K/A4

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

         Share Purchase Rights                       New York Stock Exchange


SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                     None
--------------------------------------------------------------------------------
                               (TITLE OF CLASS)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                               -----     -----

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statement's incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

        Aggregate Market Value of the voting shares held by non-affiliates of the Registrant as of September 28, 1995: approximately $117,758,716.

        Approximately 28,492,421 Shares of Beneficial Interest of the Registrant were outstanding as of September 28, 1995.


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

        As of March 15, 1995, the Trust had 6 loans (including loans relating to certain of the properties referred to above) that were in arrears (three monthly payments or more) or otherwise considered to be "problem loans" by the Trust. The aggregate principal amounts of these loans (before deducting loan loss allowances), together with receivables relating to such loans comprised of accrued interest and payments made on behalf of the borrowers for mortgage payments relating to such properties, totalled approximately 44,467,548 representing approximately 24.5% of the Trust's invested assets and approximately 80.0% of the Trust's funds invested in mortgage loans, before taking into account allowance for possible loan losses. At March 15, 1995, the Trust was not accruing current and accrued interest on three of the above-mentioned loans, in the aggregate approximate principal amount of $8,700,000; in addition, as of such date, the Trust was not accruing deferred interest on one of the above-mentioned loans in the aggregate approximate principal amount of $25,000,000.


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

Mortgage Investments

        The following tables summarize the mortgage investments of the Trust as of March 15, 1995:


TYPE OF                           NUMBER OF               FUNDS           RANGE OF
PROPERTY                        MORTGAGE LOANS          ADVANCED(1)    INTEREST RATES(2)
--------------------            --------------          ----------     ----------------
Industrial Properties

        First Mortgage Loan             1               $1,500,000         12.0%

Office Buildings

        Wraparound Mortgage
        Loan                            1               $  468,493         10.0%

        First Mortgage Loans            2               $5,850,000      5.0 - 8.3%

Loan Secured by First                   1               $3,000,000          6.0%



  Lien (3)


Shopping Center/Retail

         Wraparound Mortgage
         Loans                                        3               $ 8,280,512      6.5 - 12.7%

         First Mortgage Loans                         3               $29,900,000      7.5 - 10.5%

TOTAL:                                               11               $48,999,005
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


        As of December 31, 1994 and 1993, the Trust had seven and eleven, respectively, loans that were in arrears (three monthly payments or more) or otherwise considered to be "problem loans" by the Trust. The aggregate gross principal amounts of these loans, together with receivables relating to such loans comprised of accrued interest and payments made on behalf of the borrowers for mortgage payments relating to such properties, total 46,343,547 and 94,078,393 representing 25.1% and 47.8 of the Trust's invested assets at December 31, 1994 and 1993, respectively. At December 31, 1994 and 1993, the Trust was not accruing current and deferred interest on four and eight of the above-mentioned loans, in the aggregate approximate principal amounts of $10,250,000 and $56,940,000, respectively. In addition, as of such dates, the Trust was not accruing deferred interest in the aggregate approximate principal amount of $25,000,000 and $3,000,000, respectively, on one additional loan. The Trust has an allowance for possible loan losses of $11,657,236 and $23,726,537, respectively, at December 31, 1994 and 1993, and recognized a loan loss of $919,471 during the year ended December 31, 1992.


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

       d. Investment in Real Estate - Investment in real estate is stated at the lower of cost less accumulated depreciation or market. Depreciation is calculated using the straight-line method over the estimated useful life of the property. The market value for real estate is determined based on independent appraisals obtained for the property. Additions and improvements which extend the estimated useful life of the property are capitalized. Repairs and maintenance are expensed. In the event it appears that the cost less accumulated depreciation cannot be recovered through operations and/or a sale over a reasonable future period, then it will be considered probable that an impairment that is other than temporary has occurred and the net cost less accumulated depreciation will be written down to market value and a new cost basis will be established.

             The Company records properties received in foreclosures or by deed in lieu of foreclosure at the lower of the carrying value of the related mortgage loan, plus accrued interest and costs incurred in connection with the foreclosure, or the market value of property.

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

       j. Impairment of Loans - In May 1993, the Financial Accounting Standards Board issued Statement No. 114, "Accounting by Creditors for Impairment of a Loan," which requires creditors to account for loans at the present value of their future cash flows or at the fair value of the collateral, if the loan is collateral dependent. The adoption of the statement is required for years beginning after December 15, 1994. The Trust has not adopted the provisions of this statement and does not expect the adoption of this statement to have a significant impact on the carrying value of loans.

       k. Reclassifications - Certain reclassifications have been made to prior year financial statements to conform with current year's presentation.

2.      MORTGAGE LOANS RECEIVABLE

        The principal amounts of the Trust's mortgage loans receivable at December 31, 1994 and 1993 are summarized below:

                                                INTEREST RATE(B)
                                                   CURRENT                                        DECEMBER 31,  1994
                                                   RATE AT                             --------------------------------------------
                                                 DECEMBER 31,  AVERAGE    MATURITY      AMOUNT         ALLOWANCE          NET
     DESCRIPTION                   AVERAGE          1994      ACCRUED      DATE        ADVANCED        FOR LOSS     CARRYING AMOUNT
Shopping centers/retail:
   Coral Way                         9.00%          9.00%          --       3/95       $ 3,000,000                 0      3,000,000
   Holiday Park                      8.25           9.50           --      12/95         1,916,564                 0      1,916,554
   Branhaven Plaza                  11.19          10.50         2.25       8/99         2,800,000                 0      2,800,000
   Plainview Shopping Center        12.50          12.50         2.00       1/99               --                  0              0
   Janss Mall                       12.20          11.75         3.00      11/99               --                  0              0
   Norgate Plaza                    12.60          12.50         2.00      11/99               --                  0              0
   Madison Heights(j)                9.30           9.50         2.70       9/94         1,550,000        (1,875,900)      (325,900)
   The Tackett Center               11.33          11.00         2.00      11/00               --                  0              0
   Chester Springs                  11.92          11.25         3.50      12/00               --                  0              0
   1733 Massachusetts
     Avenue                          8.58           8.00         1.42       6/99         2,200,000                 0      2,200,000
   Tampa Plaza                      10.52           9.00         2.00       5/01                --                 0              0
   Mt. Morris Commons               11.20          10.50         2.00       7/01         2,700,000        (1,000,000)     1,700,000
   Copps Hill Plaza                  6.00           6.00         0.50       7/96         3,563,948          (350,000)     3,213,948
   Hylan Center (e)                 12.00           7.50         4.50       1/01        25,000,000        (3,000,336)    21,999,664

   Office buildings:
   NCR Building (d)                 10.00          10.00          --        7/94           468,493          (231,000)       237,493
   New England Telephone
     Co                              6.92           8.27         3.58      12/99         3,000,000        (3,200,000)      (200,000)
   Wellesley Plaza                  10.67          10.00         1.13       7/00                --                 0              0
   1-5 Wabash Avenue                 5.00           5.00           --       3/96         2,850,000                 0      2,850,000

Industrial/commercial:
   Meadowlands Industrial
     Park II                        17.43%         17.43%           -       1/99       $         -      $          0    $         0
   Simmons Mfg. Warehouse           10.00          10.00        2.00%       8/01         1,500,000                 0      1,500,000

Loan secured by first lien:
   Rector (e)                        6.00           6.00            -       4/04         3,000,000        (2,000,000)     1,000,000

                                                                                       -----------      ------------    -----------

                                                                                        53,549,005       (11,657,236)    41,891,769
                                                                                       ===========       ===========     ==========


                                              DECEMBER 31, 1993 (A)(C)(H)
                                 ------------------------------------------------------
                                     AMOUNT              ALLOWANCE               NET
     DESCRIPTION                    ADVANCED             FOR LOSS          CARRYING AMOUNT
Shopping centers/retail:
   Coral Way                         $ 3,000,000                  0            3,000,000
   Holiday Park                        1,916,564                  0            1,916,564
   Branhaven Plaza                     2,800,000                  0            2,800,000
   Plainview Shopping Center           5,250,000                  0            5,250,000
   Janss Mall                         21,090,000         (4,599,537)          16,490,463
   Norgate Plaza                       2,500,000           (500,000)           2,000,000
   Madison Heights                     1,550,000         (1,300,000)             250,000
   The Tackett Center                  3,400,000         (1,631,000)           1,769,000
   Chester Springs                     7,000,000                  0            7,000,000
   1733 Massachusetts
     Avenue                            2,200,000                  0            2,200,000
   Tampa Plaza                         8,000,000         (3,119,000)           4,881,000
   Mt. Morris Commons                  2,700,000         (1,000,000)           1,700,000
   Copps Hill Plaza                    3,641,610                  0            3,641,010
   Hylan Center (e)                         --           (3,500,000)          27,500,000

   Office buildings:
   NCR Building (d)                      468,493           (200,000)            268,493
   New England Telephone
     Co                                3,000,000         (2,800,000)            200,000
   Wellesley Plaza                     5,200,000         (5,075,000)            125,000
   1-5 Wabash Avenue                   2,850,000                  0           2,850,000

Industrial/commercial:
   Meadowlands Industrial
     Park II                          15,350,000                  0        15,350,000
   Simmons Mfg. Warehouse              1,500,000                  0         1,500,000

Loan secured by first lien:
   Rector (e)                         31,000,000                  0                 0

                                    ------------       ------------     -------------

                                     124,416,667        (23,724,537)      100,692,130
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

(f) As of December 31, 1994 and 1993, the Trust had seven and eleven, respectively, loans that were in arrears (three monthly payments or more) or otherwise considered to be "problem loans" by the Trust. The aggregate gross principal amounts of these loans, together with receivables relating to such loans comprised of accrued interest and payments made on behalf of the borrowers for mortgage payments relating to such properties, total $46,343,547 and $94,078,393, representing 25.1% and 47.8% of the Trust's invested assets at December 31, 1994 and 1993, respectively. At December 31, 1994 and 1993, the Trust was not accruing current and deferred interest on four and eight of the above-mentioned loans, in the aggregate approximate principal amounts of $10,250,000 and $56,940,000, respectively. In addition, as of such dates, the Trust was not accruing deferred interest on one and one additional loan, respectively, in the aggregate approximate principal amount of $25,000,000 and $3,000,000, respectively. The Trust has an allowance for possible loan losses of $11,657,236 and $23,724,537 at December 31, 1994 and 1993, and recognized a loan loss of $919,471 during the year ended December 31, 1992.

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
                                                     =============      =============

(i)   Allowance for loss at December 31, 1994 includes accrued interest.

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

                                                 RPS REALTY TRUST
                                                   (Registrant)

Date: September 28, 1995                         By: /s/ Edwin R. Frankel
                                                     --------------------
                                                     Edwin R. Frankel
                                                     Senior Vice President and
                                                     Treasurer
                                                     (Principal Financial and
                                                     Accounting Officer)