Form 10-Q/A
period 1995-06-30
RPS REALTY TRUST
filed 1995-09-29
CIK 842183

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                                    FORM 10-Q/A1


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

Number of shares of beneficial interest ($.10 par value) of the Registrant outstanding as of September 28, 1995: 28,492,421.

RPS REALTY TRUST                    FORM 10-Q                     JUNE 30, 1995


                                    I N D E X


Part I. FINANCIAL INFORMATION

                                                                                         PAGE NO.
                                                                                         --------
Item 1. Financial Statements

  Consolidated Balance Sheets - June 30, 1995 and
   December 31, 1994  .................................................................      3


  Consolidated Statements of Operations - Six Months and Quarters Ended
   June 30, 1995 and 1994 .............................................................      4


  Consolidated Statement of Shareholders' Equity - Six Months Ended
   June 30, 1995.......................................................................      5


  Consolidated Statements of Cash Flows - Six Months Ended
   June 30, 1995 and 1994..............................................................      6


  Notes to Consolidated Financial Statements...........................................      7


Item 2. Management's Discussion and Analysis of Financial Condition and Results of
        Operations  ...................................................................     11



RPS REALTY TRUST                    FORM 10-Q                     JUNE 30, 1995


                         PART I - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL  STATEMENTS


                           CONSOLIDATED BALANCE SHEETS

                                                                              June 30,             December 31,
                                                                                1995                  1994
                                                                            ------------           ------------
ASSETS:

Mortgage Loans Receivable
        (Net of allowance for possible loan losses of $12,781,336
        in 1995 and $11,657,236 in 1994)                                    $ 36,217,669           $ 41,891,769
Investment In Real Estate-Net                                                 56,415,146             56,109,381
Short-term Investments                                                        72,199,105             73,781,582
Interest and Accounts Receivable                                               7,932,323              8,607,992
Deferred Acquisition Expenses
        (Net of accumulated amortization of $1,418,638 in 1995
        and $1,319,706 in 1994)                                                2,253,175              2,352,107
Cash                                                                             872,327                802,384
Transaction Advances                                                           2,340,000                  -
Other Assets                                                                   4,630,299              2,625,607
                                                                            ------------           ------------

        TOTAL ASSETS                                                        $182,860,044           $186,170,822
                                                                            ============           ============


LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:

Distributions Payable                                                       $  2,279,394           $  2,279,394
Accounts Payable and Accrued Expenses                                          1,306,034              1,292,260
                                                                            ------------           ------------

        TOTAL LIABILITIES                                                      3,585,428              3,571,654

        SHAREHOLDERS' EQUITY                                                 179,274,616            182,599,168
                                                                            ------------           ------------

        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $182,860,044           $186,170,822
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


3.      MORTGAGE LOANS RECEIVABLE

        The following tables summarizes the mortgage loans of the Trust as of June 30, 1995:

                                                                                         NET
                             CURRENT   AVERAGE  MATURITY    AMOUNT      ALLOWANCE      CARRYING
DESCRIPTION                  RATE(a)   ACCRUED    DATE     ADVANCED     FOR LOSS        AMOUNT
-----------                  -------   -------  --------   --------     ---------      --------
Shopping Centers/Retail:
  Holiday Park                9.50%       -%     12/95   $ 1,916,564  $     -        $ 1,916,564
  Branhaven Plaza            10.50     2.25       8/99     2,800,000        -          2,800,000
  1733 Massachusetts Avenue   8.00     1.42       6/99     2,200,000        -          2,200,000
  Mt. Morris Commons         10.50     2.00       7/01     2,700,000    (1,000,000)    1,700,000
  Copps Hill Plaza            6.00     0.50       7/96     3,563,948      (350,000)    3,213,948
  Hylan Center                7.50     4.50       1/01    25,000,000    (6,000,336)   18,999,664

Office Buildings:
  NCR Building               10.00        -      12/95       468,493      (231,000)      237,493
  New England Telephone Co.   8.27     3.58      12/99     3,000,000    (3,200,000)     (200,000)
  1-5 Wabash Avenue           5.00        -       3/96     2,850,000        -          2,850,000

Industrial/Commercial:
  Simmons Mfg. Warehouse     10.00     2.00       8/01     1,500,000        -          1,500,000

Loan secured by first lien:
  Rector(b)                      -     6.00       4/04     3,000,000    (2,000,000)    1,000,000

                                                         -----------  ------------   -----------
                                                         $48,999,005  $(12,781,336)  $36,217,669
                                                         ===========  ============   ===========


        Deferred interest due at maturity of the mortgage loans is recognized as income based on the interest method. The amounts currently recognized, which are included on the Consolidated Balance Sheet in interest and accounts receivable through June 30, 1995, are as follows:



                                For June 30,
                                   1995
                              Deferred Interest
                                   Accrued
                              -----------------


Holiday Park                    $   67,080
Branhaven Plaza                    306,664
1733 Massachusetts Avenue          330,457
Mt. Morris Commons                  52,923
Copps Hill Plaza                        --
Hylan Center                     6,275,000
NCR Building                            --
New England Telephone Co.          407,284
I-5 Wabash Avenue                       --
Simmons Mfg. Warehouse             114,619
Rector                                  --
                                ----------

Balance, end of period          $7,554,027
                                ==========


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

(c) As of June 30, 1995, the Trust had 6 loans that were in arrears (three monthly payments or more) or otherwise considered to be "problem loans" by the Trust. The aggregate gross principal amounts of these loans, together with receivables relating to such loans comprised of accrued interest and payments made on behalf of the borrowers for mortgage payments relating to such properties, totaled approximately $44,467,648, representing 24.3% of the Trust's total assets, at June 30, 1995. At June 30, 1995 and 1994, the Trust was not accruing current and accrued interest on two and four of the above-mentioned loans, in the aggregate approximate principal amount of $5,700,000 and $10,250,000, respectively. In addition, as of June 30, 1995 and 1994 respectively, the Trust was not accruing deferred interest on two additional loans, in the aggregate approximate principal amount of $28,000,000 and 32,000,000.

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


During the six months ended June 30, 1995 expenses (excluding property operating, real estate taxes, interest on mortgages and depreciation expenses) increased $3,093,020 as compared to the six months ended June 30, 1994. This increase was primarily due to additional provision for possible loan losses in the first quarter of $3,000,000 based on an offer for the sale of the Hylan mortgage loan.


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

RPS REALY TRUST                    FORM 10-Q                     JUNE 30, 1995


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.


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


Date: September 29, 1995