Form 10-Q
period 1995-09-30
RPS REALTY TRUST
filed 1995-11-14
CIK 842183

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549
                                   FORM 10-Q




/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ........... to ...........


Commission file number 1-10093
                      --------

                                RPS REALTY TRUST
                                ----------------
            (Exact name of registrant as specified in its charter.)

MASSACHUSETTS                                                         13-6908486
-------------                                                         ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


747 Third Avenue, New York, New York                                       10017
------------------------------------                                       -----
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

Number of shares of beneficial interest ($.10 par value) of the Registrant outstanding as of November 3, 1995: 28,492,421.

RPS REALTY TRUST                   FORM 10-Q                  SEPTEMBER 30, 1995





                                   I N D E X


Part I. FINANCIAL INFORMATION                                                       PAGE NO.
                                                                                    --------
Item 1. Financial Statements

  Consolidated Balance Sheets - September 30, 1995  and
   December 31, 1994 ......... ........................................................3


  Consolidated Statements of Operations  - Nine Months and Quarters Ended
   September 30, 1995 and 1994 ........................................................4


  Consolidated Statement of Shareholders' Equity - Nine Months Ended
   September 30, 1995..................................................................5


  Consolidated Statements of Cash Flows - Nine Months Ended
   September 30, 1995 and 1994.........................................................6


  Notes to Consolidated Financial Statements...........................................7


Item 2.

  Management's Discussion and Analysis of Financial Condition
   and Results of Operations..........................................................12


Part II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K..............................................14

RPS REALTY TRUST                   FORM 10-Q                  SEPTEMBER 30, 1995



                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL  STATEMENTS

                          CONSOLIDATED BALANCE SHEETS

                                                                              September 30,              December 31,
                                                                                   1995                     1994
                                                                                -----------              ------------
ASSETS:

Mortgage Loans Receivable
    (Net of allowance for possible loan losses of $12,781,336
    in 1995 and $11,657,236 in 1994)                                           $ 36,217,669              $ 41,891,769
Investment In Real Estate-Net                                                    56,220,040                56,109,381
REMIC Investments                                                                60,072,258                         -
Short-term Investments                                                           10,452,561                73,781,582
Interest and Accounts Receivable                                                  8,114,282                 8,607,992
Deferred Acquisition Expenses
    (Net of accumulated amortization of $1,468,104 in 1995
    and $1,319,706 in 1994)                                                       2,203,709                 2,352,107
Cash                                                                              1,583,597                   802,384
Transaction Advances                                                              2,471,100                         -
Other Assets                                                                      5,736,718                 2,625,607
                                                                               ------------              ------------

    TOTAL ASSETS                                                               $183,071,934              $186,170,822
                                                                               ============              ============


LIABILITIES AND SHAREHOLDERS' EQUITY


LIABILITIES:

Distributions Payable                                                          $  2,279,394              $  2,279,394
Accounts Payable and Accrued Expenses                                             1,502,825                 1,292,260
                                                                               ------------              ------------

    TOTAL LIABILITIES                                                             3,782,219                 3,571,654

    SHAREHOLDERS' EQUITY                                                        179,289,715               182,599,168
                                                                               ------------              ------------

    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $183,071,934              $186,170,822
                                                                               ============              ============





                 See notes to consolidated financial statements

RPS REALTY TRUST                   FORM 10-Q                  SEPTEMBER 30, 1995





                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                              For the Quarter                           For the Nine Months
                                                   Ended                                       Ended
                                                September 30,                               September 30,
                                            -------------------                         -------------------

                                         1995                  1994                   1995              1994
                                         ----                  ----                   ----              ----
Revenues:

Interest income:
 Mortgage loans                      $   884,155           $ 3,782,973            $ 2,717,440        $ 8,146,873
 Short-term investments                  404,558               684,134              2,404,825          1,677,138
 REMIC investments                       594,111                 -                    594,111              -
Rental income                          2,371,429             2,344,829              6,813,781          4,625,896
Additional contingent
   interest and prepayment
   premium income                         -                  8,405,813                      -          8,405,813
Other                                     -                     -                      49,173              -
                                     -----------           -----------            -----------        -----------
                                       4,254,253            15,217,749             12,579,330         22,855,720
                                     -----------           -----------            -----------        -----------

Expenses:

Provision for possible
 loan losses                          $    -                $    -                $ 3,000,000        $     -
General and Administrative               452,622               449,578              1,587,370          1,511,316
Payroll and Related Expenses             429,388               509,566              1,268,567          1,328,735
Amortization of Deferred
 Acquisition Expenses                     49,466                49,466                148,398            148,398
Loss on disposition of
 real estate                               -                   227,708                  -                227,708
Interest on Mortgages                      -                   205,810                  -                426,414
Property Operating                       444,091               576,317              1,297,002          1,121,828
Real Estate Taxes                        327,974               273,345                987,589            617,933
Depreciation                             256,219               230,478                761,675            535,478
                                     -----------           -----------            -----------        -----------

                                       1,959,760             2,522,268              9,050,601          5,917,810
                                     -----------           -----------            -----------        -----------

Net Income                           $ 2,294,493           $12,695,481            $ 3,528,729        $16,937,910
                                     ===========           ===========            ===========        ===========

Net Earnings Per Share                      $.08                  $.44                   $.12               $.59
                                            ====                  ====                   ====               ====


Cash Dividend Declared                      $.08                  $.08                   $.24               $.24
                                            ====                  ====                   ====               ====




                 See notes to consolidated financial statements

RPS REALTY TRUST                   FORM 10-Q                  SEPTEMBER 30, 1995



                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                                        Additional       Cumulative          Total
                                        Shares of                         Paid-In          Earnings/    Shareholders'
                                 Beneficial Interest                     Capital      (Distributions)       Equity
                             --------------------------------          -----------    ---------------    -----------
                                 Number               Amount
                             -----------           ----------
Balance at
  January 1, 1995              28,492,421          $2,849,242        $194,924,231      ($15,174,305)    $182,599,168



Net income for the
 nine months ended
 September 30, 1995                    --                  --                  --         3,528,729        3,528,729


Cash distributions
 declared                              --                  --                  --        (6,838,182)      (6,838,182)


Balance at
                               ----------          ----------        ------------      ------------     ------------
September 30, 1995             28,492,421          $2,849,242        $194,924,231      $(18,483,758)    $179,289,715
                               ==========          ==========        ============      ============     ============





                 See notes to consolidated financial statements

RPS REALTY TRUST                   FORM 10-Q                  SEPTEMBER 30, 1995



                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 For the Nine Months Ended
                                                                                        September 30,
                                                                               --------------------------------
                                                                                   1995               1994
                                                                               ------------       -------------
Cash Flows From Operating Activities:
 Net Income                                                                   $  3,528,729       $ 16,937,910
 Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities:
  Provision for possible loan losses                                             3,000,000                  -
  Loss on Disposition of Real Estate                                                -                 227,708
  Amortization of Deferred Acquisition Expense                                     148,398            148,398
  Depreciation                                                                     761,675            535,478
  Changes in Operating Assets and Liabilities:
   Interest and Accounts Receivable                                                167,810         (1,066,415)
   Other Assets                                                                 (3,111,111)          (897,309)
   Transaction Advances                                                         (2,471,100)                 -
   Accounts Payable and Accrued Expenses                                           210,565           (606,640)
                                                                              ------------       -------------
     Net Cash Provided by Operating Activities                                   2,234,966         15,279,130
                                                                              ------------       ------------

Cash Flows From Investing Activities:
 Satisfaction of Mortgage Loans Receivable                                       3,000,000         44,522,430
 Investment in REMICs                                                          (60,072,258)                 -
 Sale of Real Estate                                                                 -                112,500
 Investments in Real Estate                                                       (872,334)        (8,590,097)
                                                                              -------------      -------------
    Net Cash Used in/Provided by Investing Activities                          (57,944,592)        36,044,833
                                                                              -------------      ------------

Cash Flows From Financing Activities:
 Dividends Declared and Paid                                                    (6,838,182)        (6,843,846)
 Shares Repurchased                                                                  -               (237,734)
 Repayment of Mortgages Payable                                                    -               (6,490,854)
                                                                             -------------       -------------
      Net Cash Used in Financing Activities                                     (6,838,182)       (13,572,434)
                                                                              -------------      -------------

Net Increase (Decrease) in Cash and Cash Equivalents                           (62,547,808)        37,751,529
Cash and Cash Equivalents, Beginning of Period                                  74,583,966         38,800,763
                                                                              ------------       ------------
Cash and Cash Equivalents, End of Period                                      $ 12,036,158       $ 76,552,292
                                                                              ============       ============

Cash and Cash Equivalents, End of Period:
 Cash                                                                         $  1,583,597       $    701,013
 Short-Term Investments                                                         10,452,561         75,851,279
                                                                              ------------       ------------
                                                                              $ 12,036,158       $ 76,552,292
                                                                              ============       ============
Supplemental Disclosures of Cash Flow Information:
 Interest Paid                                                                $     -            $    426,414
                                                                              ============       ============

Supplemental Schedule of Noncash Investing and
 Financing Activities:
 Accounts Payable                                                                    -               (839,402)
 Interest and Accounts Receivable                                                 (325,900)        (1,761,023)
 Use of Allowance for Possible Loan Losses                                       1,875,900         14,567,301
 Mortgages Receivable                                                           (1,550,000)       (26,329,129)
 Deposit on Sale of Loans                                                            -              1,365,042
 Other Assets                                                                        -               (165,200)
 Investment in Real Estate                                                           -             14,626,242
 Mortgages Payable Assumed                                                           -             (1,463,831)

                 See notes to consolidated financial statements

RPS REALTY TRUST                   FORM 10-Q                  SEPTEMBER 30, 1995




                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       GENERAL

         In the opinion of management of RPS Realty Trust (the "Trust"), the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position as of September 30, 1995 and the results of operations for the nine months ended September 30, 1995 and September 30, 1994. The financial statements, related footnotes and discussions should be read in conjunction with the consolidated financial statements, related footnotes and discussions contained in the Trust's annual report on Form 10-K for the year ended December 31, 1994. Certain reclassifications have been made to prior year financial statements to conform with classifications adopted in the current year.

2.       EARNINGS PER SHARE

         The weighted average number of shares outstanding for the nine months ended September 30, 1995 and 1994 was 28,492,421 and 28,496,369,
         respectively. The weighted average number of shares outstanding for the quarters ended September 30, 1995 and 1994 was 28,492,421.

3.       MORTGAGE LOANS RECEIVABLE

         The following table summarizes the mortgage loans of the Trust as of September 30, 1995:

                                                                                   NET
                             CURRENT   AVERAGE  MATURITY   AMOUNT     ALLOWANCE  CARRYING
DESCRIPTION                  RATE (A)  ACCRUED   DATE     ADVANCED    FOR LOSS    AMOUNT (1)
Shopping Centers/Retail:
  Holiday Park                9.50%       -%     12/95   $ 1,916,564  $   -       $ 1,916,564
  Branhaven Plaza            10.50     2.25      12/95     2,800,000      -         2,800,000
  1733 Massachusetts Avenue   8.00     1.42       6/99     2,200,000      -         2,200,000
  Mt. Morris Commons         10.50     2.00       7/01     2,700,000  (1,000,000)   1,700,000
  Copps Hill Plaza            6.00     0.50       7/96     3,563,948    (350,000)   3,213,948
  Hylan Center                7.50     4.50       1/01    25,000,000  (6,000,336)  18,999,664

Office Buildings:
  NCR Building               10.00        -      12/95       468,493    (231,000)     237,493
  New England Telephone Co.   8.27     3.58      12/99     3,000,000  (3,200,000)    (200,000)
  1-5 Wabash Avenue           5.00        -       3/96     2,850,000      -         2,850,000
  Rector (e)                     -     6.00       4/04     3,000,000  (2,000,000)   1,000,000

Industrial/Commercial:
  Simmons Mfg. Warehouse     10.00     2.00       8/01     1,500,000      -         1,500,000
                                                        -----------  -----------  -----------

                                                        $48,999,005 $(12,781,336) $36,217,669
                                                        =========== ============= ===========



(1) Before taking into consideration booked deferred interest as described on the following table.

RPS REALTY TRUST                   FORM 10-Q                  SEPTEMBER 30, 1995



Deferred interest due at maturity of the mortgage loans is recognized as income based on the interest method. The amounts which have been recognized, are included on the consolidated balance sheet in interest and accounts receivable at September 30, 1995 are as follows:

                                            DEFERRED INTEREST ACCRUED
                                            -------------------------
Holiday Park                                         $   67,080
Branhaven Plaza                                         326,331
1733 Massachusetts Avenue                               332,792
Mt. Morris Commons                                       52,923
Copps Hill Plaza                                           -
Hylan Center                                          6,275,000
NCR Building                                               -
New England Telephone Co.                               407,284
1-5 Wabash Avenue                                          -
Simmons Mfg. Warehouse                                  121,753
Rector                                                     -
                                                     ----------

Balance, end of period                               $7,583,163
                                                     ==========

(a) In addition to fixed interest, the Trust is entitled to contingent interest on certain loans in an amount equal to a percentage of the gross rent received by the borrower from the property securing the mortgage above a base amount, payable annually, and additional contingent interest (equity participation) based on a predetermined multiple of the contingent interest or a percentage of the net value of the property at such date payable at maturity. Contingent interest in the amount of $43,862 and $440,688 was received in the nine months ended September 30, 1995 and 1994 respectively.

(b) As of September 30, 1995, the Trust had 6 loans that were in arrears (three monthly payments or more) or otherwise considered to be "problem loans" by the Trust. The aggregate gross principal amounts of these loans, together with receivables relating to such loans comprised of accrued interest and payments made on behalf of the borrowers for mortgage payments relating to such properties, totaled approximately $44,467,648, representing 24.3% of the Trust's total assets, at September 30, 1995. At September 30, 1995 and 1994, the Trust was not accruing current and deferred interest on two and four of the above-mentioned loans, in the aggregate approximate principal amount of $5,700,000 and $10,250,000, respectively. In addition, as of September 30, 1995 and 1994 respectively, the Trust was not accruing deferred interest on three and two additional loans, in the aggregate approximate principal amount of $31,563,948 and 28,000,000.

(c) On February 14, 1995, the holder of the first mortgage loan secured by the Madison Heights Shopping Center, whose loan was superior to the Trust's wraparound mortgage loan with respect to such property, foreclosed upon such property. The shopping center has been sold at auction and the interest of the Trust has thereby been eliminated.

(d) On March 1, 1995, the Trust received proceeds of $3,021,000 from the prepayment of the Coral Way Shopping Center mortgage loan. The proceeds consisted of the repayment of the principal loan balance of $3,000,000 and current interest of $21,000.

(e) Pursuant to the terms of the restructuring of the collateral assignment loan which was partially secured by a security interest in a mortgage of 19 Rector Street, the interest held by the Trust was converted to a direct first mortgage lien by delivery to the Trust on September 21, 1995 of an Assignment of Senior Participation in the mortgage loan which formerly had been only collaterally assigned by its mortgagee to the Trust.

RPS REALTY TRUST                   FORM 10-Q                  SEPTEMBER 30, 1995



4.       INVESTMENTS IN REAL ESTATE

         The following table summarizes the Trust's equity investments in real properties, and the carrying amount, net of accumulated depreciation of such properties, as of September 30, 1995:

Property                          Location                     Carrying Value
--------                          --------                     --------------
Sunshine Plaza                    Tamarac, FL                  $ 9,061,131
Shopping Center

Crofton Shopping Center           Crofton, MD                    9,929,276

Trinity Corners                   Pound Ridge, NY                2,883,523
Shopping Center

Commack Property                  Commack, NY                    2,778,562
Retail Center

Chester Shopping Center           Chester, NJ                   18,429,972

Lantana Plaza                     Lantana, FL                    5,444,171
Shopping Center

9 North Wabash                    Chicago,IL                     3,244,505
Retail Building

Norgate Shopping Center           Indianapolis, IN               4,448,900
                                                               -----------

                                  Total                        $56,220,040
                                                               ===========

5.       REMIC INVESTMENTS

         REMIC Investments at September 30, 1995 consist of collateralized mortgage backed securities which are guaranteed by the Federal National Mortgage Association ("FNMA"), Government National Mortgage Association ("GNMA") and the Federal Home Loan Mortgage Corporation ("FMLMC"). These investments bear interest from 40-50 basis points above the 1 month libor rate and have average lives of 3 to 5 years.

6.       SHORT-TERM INVESTMENTS

         Short-term investments at September 30, 1995 consist primarily of U.S. Treasuries instruments.

7.       DIVIDENDS TO SHAREHOLDERS
         Under the Internal Revenue Code, a REIT must meet certain qualifications including a requirement that it distribute annually to its shareholders at least 95% of its taxable income. The Trust's policy is to distribute to shareholders all taxable income. Dividends declared for the nine months ended September 30, 1995 are summarized below:

                  RECORD DATE               DIVIDEND          PAYMENT DATE
                 -------------             ----------        --------------
                 April 27, 1995              $ .08            May 17, 1995
                 July 28, 1995               $ .08            August 17, 1995
                 October 27, 1995            $ .08            November 17, 1995

RPS REALTY TRUST                   FORM 10-Q                  SEPTEMBER 30, 1995



         The difference, if any, between dividends and net income result from timing differences related to the recognition of income and expense between financial reporting and income tax purposes.

         During 1995, the Trust will have tax write-offs on certain of the mortgages which write-offs were previously recognized for financial reporting purposes in prior years.

8.       INCOME TAXES

         The Trust has entered into a closing agreement with the Internal Revenue Service ("IRS") pursuant to which the IRS agreed that the status of the Trust as a REIT will not be lost solely because of its failure to satisfy certain shareholder notice requirements for its taxable years 1988-1992. Nothing in the closing agreement affects the rights of the IRS to assess a deficiency on other grounds or to challenge the characterization of the Trust as a REIT on other grounds. During the third quarter of 1994, the Trust held more than 25% of the value of its gross assets in Treasury Bill repurchase transactions which the IRS may view as non-qualifying assets for the purposes of the 75% Asset Test. The Trust expects to receive an opinion from legal counsel that its investment in short-term repurchase obligations constitutes qualifying assets for purposes of determining whether it has satisfied the 75% Asset Test.
         Additionally, the IRS has commenced an examination of the tax returns of the Trust for its 1991-1994 taxable years. If the Transaction occurs, it is contemplated that the Spin-Off Company as defined in
         Note 9 will assume all tax liabilities attributable to tax claims against the Trust arising out of the IRS examination (other than the liability that relates to events occurring or actions taken by RPS following the date of the Transaction). The Trust also expects to receive an opinion from legal counsel that, to the extent there is a deficiency in the Trust's taxable income arising out of the IRS examination and provided the Trust timely makes a deficiency dividend (i.e. - declares and pays a distribution which is permitted to relate back to the year for which each deficiency was determined to satisfy the requirement that a REIT distribute 95 percent of its taxable income), the classification of the Trust as a REIT for the taxable years under examination would not be affected. If, notwithstanding the above described opinions of legal counsel, the IRS successfully challenged the status of the Trust as a REIT, the REIT status of the Trust could be affected. In addition, management estimates that this would result in the Trust incurring a tax liability for 1994 of approximately $400,000. The possible effect of the loss of REIT status of the Trust for subsequent periods could be significant depending on the income of the Trust in such periods.

9.       RAMCO TRANSACTION

         On April 10, 1995, the Trust and Ramco-Gershenson, Inc. ("Ramco") and its affiliates (the "Ramco Group") entered into an agreement (the "Transaction Agreement") relating to the acquisition through an operating partnership (the "Operating Partnership") controlled by the Trust of substantially all of the real estate assets as well as the business operations of Ramco (the "Transaction"). The Trust and the Ramco Group are currently negotiating certain amended terms to the Transaction Agreement as a result of events which have occurred since the date the Transaction Agreement was signed. As part of the Transaction, the Trust will succeed to the ownership of interests in 22 shopping center and retail properties (the "Ramco Properties"), as well as 100% of the non-voting stock and 5% of the voting stock of Ramco (representing in excess of 95% of the economic interests of Ramco). Under the proposed revised structure to the Transaction, the Trust will contribute to the Operating Partnership six retail properties (the "RPS Properties") and $68,000,000 in cash and will be liable for approximately $7,000,000 of Transaction expenses. Following the closing of the Transaction, Ramco will manage the Ramco properties, the RPS properties and properties of certain third parties and other Ramco affiliates.

RPS REALTY TRUST                   FORM 10-Q                  SEPTEMBER 30, 1995



         Upon consummation of the Transaction, the Trust will be the sole general partner of and a limited partner in the Operating Partnership and under the proposed revised structure to the Transaction will initially hold approximately 77.7% of the interests therein. The members of the Ramco Group will be limited partners in the Operating Partnership and will initially hold, in the aggregate, approximately 22.3% of the interests therein. Under the proposed revised structure to the Transaction, the Ramco Group could also increase its interest in the Operating Partnership based on the future performance of certain of the Ramco Properties; such performance incentives could increase the Ramco Group's interest in the Operating Partnership to approximately 28.7% in the aggregate. The Ramco Group's units in the Operating Partnership will be exchangeable for shares of the Trust commencing one year after consummation of the Transaction, subject to purchase of such OP Units for cash by the Trust, at the Trust's option.

         As part of the Transaction, it is also anticipated that the Trust will change its name to Ramco-Gershenson Properties Trust and will implement a one for four reverse share split.

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

         In connection with the Transaction, and as a condition thereto, the Trust will transfer its remaining mortgage loan portfolio, as well as certain other assets, to a newly-formed Maryland real estate investment trust (the "Spin-Off Company"), and thereafter will distribute the shares after taking into account the reverse stock split referred to above, of the Spin-Off Company to the Trust's shareholders.

         The Transaction is currently expected to close late in the fourth quarter of 1995 or in the first quarter of 1996, is subject to a number of conditions, including the successful negotiation of an amendment to the Transaction Agreement that is currently being discussed by the parties. Additional significant closing conditions include shareholder approval and refinancing of certain Ramco property debt. Although the Trust has no reason to believe that the conditions to closing (including entering into an amendment to the Transaction Agreement) will not be satisfied, there can be no assurance that the transaction will be consummated.

10.      TRANSACTION ADVANCES

         In connection with the transaction with Ramco, the Trust advanced the sum of $2,471,100 to the members of the Ramco Group (the "Ramco Advance") to be used for the sole purpose of paying application fees, commitment fees and other fees and charges in connection with a refinancing loan to be obtained in connection with the Transaction. The Ramco Advance is evidenced by a promissory note (the "Ramco Note") which accrues interest at a per annum rate equal to the prime rate of the Bank of Boston, and matures on April 13, 1996; the Ramco Note is secured by the pledge of certain partnership and stock interests owned by the members of the Ramco Group who are the obligors under the Ramco Note. Upon the occurrence of certain events, the Ramco Advance will be converted into a Transaction expense of the Trust, and the Ramco Note will be cancelled. In such event, the $68,000,000 to be contributed by the Trust to the Operating Partnership will be reduced by the amount of the Ramco Advance.

RPS REALTY TRUST                   FORM 10-Q                  SEPTEMBER 30, 1995




11.      SUBSEQUENT EVENTS

         On October 18, 1995 Norgate Shops, Inc. a wholly owned subsidiary of the Trust entered into a contract for the sale of the Norgate Shopping Center. The purchase price is $4,950,000. The closing of the transaction is contingent upon the purchaser's satisfaction with various matters relative to which the purchaser is conducting due diligence reviews as well as the satisfaction of other conditions usual to most contracts for the sale of real property. Accordingly, there is no assurance that the sale will be consummated.


                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

As of December 31, 1994 the Trust had $41,891,769 invested in mortgage loans (after deducting allowance for possible loan losses of $11,657,236), $56,109,381 invested in real properties and $73,781,582 in short-term investments. During the first quarter of 1995 the Trust received proceeds of $3,021,000 from the prepayment of the Coral Way Shopping Center loan. Additionally during the first quarter the Trust added $3,000,000 to its allowance for possible loan losses bringing the allowance to $12,781,336. During future periods additional provisions for loan losses may be required, as loans are re-valued. As of September 30, 1995 the Trust had $36,217,669 invested in mortgage loans (after deducting allowance for possible loan losses of $12,781,336), $56,220,040 invested in real properties, $60,072,258 invested in REMICs and $10,452,561 in short-term investments. It is anticipated that the Trust will have to borrow approximately $6,500,000 to fund severance payments and certain expenses if the Transaction closes without additional prepayments or sales. If such borrowing occurs, such obligation will be assumed by the Spin-Off Company.

RESULTS OF OPERATIONS

Nine months ended September 30, 1995 compared to nine months ended September 30, 1994.

Total revenues for the nine months ended September 30, 1995 (before rental income) decreased $12,464,275 or 68% as compared to the nine months ended September 30, 1994. During the nine month period of 1994 the Trust received $8,405,813 in additional contingent interest and pre-payment premium income as compared to none in the current nine month period. Interest from mortgage loans decreased in the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994 by $5,429,433 or 67%. The reduction in interest from mortgage loans is attributable to the reduction in the size of the Trust's mortgage loan portfolio from 16 loans during the 1994 period as compared to 11 loans during the 1995 period. Interest from short-term investments increased $727,687 or 43% as a result of the Trust having higher balances in short-term investments during the nine month period of 1995. Income from Mortgage Backed Securities increased 100% or $594,111 as a result of the Trust investing in Mortgage Backed Securities to maintain REIT qualifying income.

During the nine months ended September 30, 1995 expenses (excluding property operating, real estate taxes, interest on mortgages and depreciation expenses) increased $2,788,178 or 87% as compared to the nine months ended September 30, 1994. This increase was primarily due to the additional provision for possible loan losses in the first quarter of $3,000,000 based on an offer for the sale of the Hylan mortgage loan. During the nine month period of 1994 the Trust recognized a loss of $227,708 as a result of selling its capital stock of the Saratoga Building, Inc., a wholly owned subsidiary of the Trust.

RPS REALTY TRUST                   FORM 10-Q                  SEPTEMBER 30, 1995



During the nine months of 1995, the Trust recognized rental income of $6,813,781 as compared to $4,625,896 for the nine months of 1994. This increase of $2,187,885 or 47% is primarily as a result of the Trust receiving rental income on 8 properties during the 1995 period compared to 6 during the 1994 period. Interest expense on mortgages payable in 1995 decreased 100% or $426,414 due to the Trust exercising its right to prepay the first mortgage loan relating to the Crofton Plaza Shopping Center property on September 30, 1994. Property operating expenses, real estate taxes and depreciation expense increased during the 1995 period by $175,174 or 16%, $369,656 or 60% and $226,197 or 42% respectively over the 1994 period due to the aforementioned increase in number of properties. For the nine months ended September 30, 1995, the Trust recognized net income from the investment of real estate of $3,767,515 as compared to $1,924,243 for the nine months of 1994.

As a result of the foregoing factors, the Trust net income for the nine months of 1995 as compared to the nine months of 1994 decreased $13,409,181 or 79%.

Three months ended September 30, 1995 compared to three months ended September 30, 1994.

Total revenues for the three months ended September 30, 1995 (before rental income) decreased $10,990,096 or 85% as compared to the three months ended September 30, 1994. During the three month period of 1994 the Trust received $8,405,813 in additional contingent interest and pre-payment premium income as compared to none in the current three month period. Interest from mortgage loans decreased in the three months ended September 30, 1995 as compared to the three months ended September 30, 1994 by $2,898,818 or 77%. The reduction in interest from mortgage loans is attributable to the reduction in the size of the Trust's mortgage loan portfolio from 16 loans during the 1994 period as compared to 11 loans during the 1995 period. Interest from short-term investments decreased $279,576 or 41% as a result of the Trust having lower balances in short-term investments during the three month period of 1995. Income from Mortgage Backed Securities increased 100% or $594,111 as a result of the Trust investing in Mortgage Backed Securities to maintain REIT qualifying income.

During the three months ended September 30, 1995 expenses (excluding property operating, real estate taxes, interest on mortgages and depreciation expenses) decreased $304,842 or 25% as compared to the three months ended September 30, 1994. The decrease was primarily due to the Trust recognizing a loss of $227,708 as a result of selling its capital stock of the Saratoga Building, Inc., a wholly owned subsidiary of the Trust.

During the three months of 1995, the Trust recognized rental income of $2,371,429 as compared to $2,344,829 for the three months of 1994. This resulted in an increase of $26,600 or 1%. Interest expense on mortgages payable in 1995 decreased 100% or $205,810 due to the Trust exercising its right to prepay the first mortgage loan relating to the Crofton Plaza Shopping Center property on September 30, 1994. Real estate taxes and depreciation expense increased $54,629 or 20% and $25,471 or 11% respectively over the 1994 period. The increase in real estate tax expense is as a result of a change in the Lane Bryant lease at the 9 North Wabash property. For the three months ended September 30, 1995, the Trust recognized net income from the investment of real estate of $1,343,145 as compared to $1,058,879 for the three months of 1994.

As a result of the foregoing factors, the Trust net income for the three months of 1995 as compared to the three months of 1994 decreased $10,400,988 or 82%.

RPS REALTY TRUST                   FORM 10-Q                  SEPTEMBER 30, 1995





                          PART II - OTHER INFORMATION




ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

A.       No exhibits are filed with this report.

B.       No Reports on Form 8-K were filed during the quarter.

RPS REALTY TRUST                   FORM 10-Q                  SEPTEMBER 30, 1995





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




                                         RPS REALTY TRUST





                                         By:/s/ Joel M. Pashcow
                                            ------------------------------
                                            Joel M. Pashcow
                                            Chairman and Trustee
                                            (Principal Executive Officer)




                                         By:/s/ Herbert Liechtung
                                            ------------------------------
                                            Herbert Liechtung
                                            President and Trustee
                                            (Principal Executive Officer)





                                         By:/s/ Edwin R. Frankel
                                            ----------------------------
                                            Edwin R. Frankel
                                            Senior Vice President and Treasurer
                                            (Chief Financial Officer)





Date: November 14, 1995

                                EXHIBIT INDEX


                     Exhibit 27 - Financial Data Schedule