Form 10-K405
period 1995-12-31
RPS REALTY TRUST
filed 1996-04-16
CIK 842183

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                 ---------------

                                    FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1995
                          ---------------------------------------------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from           to
                               ----------   ---------------------------------

                         Commission file number 1-10093

                                RPS REALTY TRUST
- -----------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              MASSACHUSETTS                             13-6908486
- --------------------------------------------            ---------------------
     (STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)

    747 Third Avenue, New York, New York                10017
- --------------------------------------------            ---------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE    212-355-1255

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                    NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS                   ON WHICH REGISTERED
         ------------------------------             ---------------------
         Shares of Beneficial Interest,
         $0.10 Par Value Per Share                  New York Stock Exchange

         Share Purchase Rights                      New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      None
- -----------------------------------------------------------------------------
                                (TITLE OF CLASS)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     Aggregate Market Value of the voting shares held by non-affiliates of the Registrant as of March 15, 1996: approximately $117,276,000.

     Approximately 28,492,421 Shares of Beneficial Interest of the Registrant were outstanding as of March 15, 1996.

DOCUMENTS INCORPORATED BY REFERENCE: Pages 27 to 33 of the Registrant's definitive proxy statement dated March 28, 1996 relating to a special meeting of shareholders to be held on April 29, 1996, attached to this annual report as
Exhibit 99.1 and incorporated by reference into Part I hereof.

                               TABLE OF CONTENTS

NOTE: RPS Realty Trust and its consolidated subsidiaries are sometimes referred to in this Annual Report on Form 10-K as "Registrant" or the "Trust".

              Item                                                       Page
              ----                                                       ----
  PART I        1.  Business                                               1

                2.  Properties                                            17

                3.  Legal Proceedings                                     17

                4.  Submission of Matters to a Vote of Security
                    Holders                                               17

  PART II       5.  Market for Registrant's Common Equity
                    and Related Stockholder Matters                       17

                6.  Selected Financial Data                               19

                7.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operation                    20

                8.  Financial Statements and Supplementary Data           25

                9.  Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure                25

  PART III     10.  Directors and Executive Officers of the Registrant    25

               11.  Executive Compensation                                30

               12.  Security Ownership of Certain Beneficial Owners
                    and Management                                        43

               13.  Certain Relationships and Related Transactions        45

  PART IV      14.  Exhibits, Financial Statement Schedules, and
                    Reports on Form 8-K                                   48

  SIGNATURES                                                              S-1

                                     PART I

Item 1.   Business.

General

     RPS Realty Trust (the "Trust") is a Massachusetts business trust organized pursuant to a Declaration of Trust declared and accepted in Boston, Massachusetts on June 21, 1988, as amended and restated by an Amended and Restated Declaration of Trust dated October 14, 1988 (as amended, the "Declaration of Trust"). The principal office of the Trust is located at 747 Third Avenue, New York, New York 10017.

     The Trust is the successor entity to Resources Pension Shares 1 ("RPS 1"), Resources Pension Shares 2 ("RPS 2"), and Resources Pension Shares 3 ("RPS 3"), each of which was a Massachusetts business trust (collectively, the "RPS Trusts"), and Integrated Resources Pension Shares 4, a California limited partnership ("RPS 4") (the RPS Trusts and RPS 4 are collectively referred to as the "Predecessor Programs"). On December 28, 1988, the Trust (i) acquired the assets, subject to the liabilities, of the Predecessor Programs (the "Exchange") in exchange for issuing an aggregate of 28,576,022 shares of beneficial interest, $.10 par value per share (the "Shares"), and (ii) acquired all of the outstanding stock of RPS Advisory Corp., a Delaware corporation, in consideration for a note in the original principal amount of $24,250,000. The assets of the Predecessor Programs acquired in the Exchange consisted primarily of mortgage loan investments. Immediately prior to the Trust's acquisition of its stock, RPS Advisory Corp. acquired certain assets (consisting primarily of 10-year employment agreements with Herbert Liechtung, the Trust's former President, and Joel M. Pashcow, the Trust's Chairman and President, respectively, and advisory agreements with, and the managing general partner's right to certain management, mortgage servicing, and incentive fees from, the Predecessor Programs). The Trust's acquisition of such stock enabled the Trust to internalize its management.

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

     The Trust is currently engaged in (a) the business of managing an eight-mortgage loan portfolio (the "Mortgage Assets"), which is comprised principally of participating mortgage loans which provide for, in addition to payment of interest, arrangements permitting the Trust to share in increases in gross revenues from and/or the appreciation of the underlying properties and (b) through its wholly-owned subsidiaries, owning and operating eight retail properties, each of which was subject to mortgages held by the Trust, which properties typically were acquired by the Trust as a result of negotiations with certain of the Trust's borrowers and/or in connection with (or in lieu of) foreclosure proceedings.

Recent Developments; Status of Ramco Acquisition

     Structure of the Ramco Acquisition
     ----------------------------------

        On December 27, 1995, the Trust, Ramco-Gershenson, Inc., a Michigan corporation ("Ramco"), the stockholders of Ramco and certain affiliates of Ramco entered into the Amended and Restated Master Agreement, as amended by the First Amendment, dated as of March 19, 1996, to the Amended and Restated Master Agreement (as amended, the "Amended Master Agreement"), relating to the acquisition by the Trust of certain stock interests in Ramco and substantially all of the real estate assets of Ramco's affiliates (the "Ramco Acquisition").

        Pursuant to the Ramco Acquisition, the Trust will transfer to Ramco-Gershenson Properties, L.P. (the "Operating Partnership") (via contribution or merger) six properties (the "RPS Properties") containing an aggregate of approximately 931,000 square feet of gross leasable area ("GLA") and $68,000,000 in cash (the "RPS Cash" and, together with the RPS Properties, the "RPS Contribution Assets"), and will receive a 1% interest in the Operating Partnership, as a general partner, and, initially, an approximately 74% interest in the Operating Partnership, as a limited partner. In addition, the current owners of the Ramco Properties described below and, if applicable, their respective individual partners, as well as Ramco's shareholders (collectively, the "Ramco Group") have transferred or will transfer (via contribution or merger) to the Operating Partnership the following: (i) their interests in 22 shopping center and retail properties (the "Ramco Properties" and together with the RPS Properties, the "Properties") which contain an aggregate of approximately 5,114,000 square feet of total GLA, of which approximately 1,408,000 square feet will be owned by certain anchors and approximately 3,706,000 square feet will be owned by the Operating Partnership,
(ii) 100% of the non-voting common stock and 5% of the voting common stock (collectively, the "Ramco Stock") in Ramco (representing in excess of 95% of the economic interests in Ramco), (iii) rights in and/or options to acquire certain development land totalling approximately 155 acres (the "Development Land"), (iv) options to acquire Ramco and its affiliates' interest in six shopping center properties (the "Option Properties"), and (v) five outparcels totalling approximately 7.1 acres (the "Outparcels," and together with the Ramco Properties, the Ramco Stock, the Development Land and the Option Properties, the "Ramco Contribution Assets").

        Pursuant to the Ramco Acquisition, the Ramco Group will receive, in the aggregate, an approximately 25% interest (approximately 2,377,000 Units) in the Operating Partnership (which 25% interest has an approximate aggregate value of $38,030,000, based on an assumed value of $16.00 per Unit), and the Trust will assume approximately $184,015,000 of secured indebtedness, as of December 31, 1995, on the Ramco Properties (excluding principal amortization on such indebtedness since December 31, 1995 and including a pro rata share of the debt encumbering two 50%-owned properties). If certain leasing plans with respect to one of the Ramco Properties are fulfilled, the aggregate percentage interest in the Operating Partnership to be received by the Ramco Group may be increased to a maximum of approximately 29% (approximately 2,912,500 Units) (which 29% interest has an approximate aggregate value of $46,600,000, based on an assumed value of $16.00 per Unit). The number of Units to be received by the Ramco Group will not fluctuate with changes in the price of the Trust's Shares. Subject to certain limitations, the Units will be exchangeable into Shares of the Trust on a one-for-one basis beginning one year after the closing of the Ramco Acquisition. The Trust is utilizing the Operating Partnership to effectuate the Ramco Acquisition in part to permit the Ramco Group to defer all or part of the tax consequences associated with the Trust's acquisition of the Ramco Properties. The Trust believes that this structure was an important factor in the Trust's ability to reach an agreement with Ramco and the Ramco Group to acquire the Ramco Contribution Assets and that the ability to offer Units on a tax deferred basis to potential sellers of retail properties may give the Trust an important competitive advantage in making future acquisitions.

     The purchase price for the Ramco Contribution Assets was the result of arm's-length negotiations between the Trust and the Ramco Group. In determining the purchase price paid, the Trust considered (i) the relative contribution of the RPS Contribution Assets and the Ramco Contribution Assets, respectively, to the Trust's pro forma Funds from Operations, (ii) the implied capitalization rates of the estimated net operating income of the RPS Properties and the Ramco Properties, and (iii) the value of the RPS Contribution Assets. The net book value of the Ramco Contribution Assets that will be acquired by the Trust in the Ramco Acquisition as of September 30, 1995 is approximately ($57,576,000) (exclusive of capitalized loan origination costs and prepaid transaction costs) as compared to (i) a pro forma net book value as of September 30, 1995 of approximately $38,030,000 in Units, (ii) the assumption by the Trust of $184,015,000 of secured indebtedness, as of December 31, 1995, in the Ramco Properties (excluding principal amortization on such indebtedness since December 31, 1995 and including a pro rata share of the debt encumbering two 50%-owned Ramco Properties), (iii) the assumption and repayment of $3,200,000 of unsecured indebtedness, (iv) $500,000 in base annual salary payments, (v) 120,000 share purchase options (at an exercise price of $16.00 per share), and (vi) approximately $66,502,000, as of December 31, 1995, in personal loan guarantee releases that will be received directly or indirectly by each of Joel, Dennis, Richard and Bruce Gershenson and Michael Ward (collectively, the "Ramco Principals"), who are jointly and severally liable with respect thereto, in connection with the Ramco Acquisition.

        Upon consummation of the Ramco Acquisition, Joel Gershenson, Ramco's President, will become Chairman and a trustee of the Trust and Dennis Gershenson, Ramco's Vice President-Finance, will become President and Chief Executive Officer and a trustee of the Trust. See Part III, Item 10, "Directors and Executive Officers of the Trust" below. Richard Gershenson, Bruce Gershenson and Michael Ward, currently members of Ramco's senior management, will also serve as executive officers of the Trust. It is also anticipated that all of Ramco's approximately 146 employees will become employees of the Trust. The Ramco Principals will conduct all of their future shopping center activities through the Operating Partnership and will collectively directly or indirectly own (through their ownership of interests in the Operating Partnership which are exchangeable into shares of the Trust), an approximately 18% interest (approximately 1,806,000 Units) in the equity of the Trust, assuming the conversion of all outstanding loans made by the Ramco Group into Units and that certain leasing plans with respect to one of the Ramco Properties are fulfilled (which 18% interest has an approximate aggregate value of $28,900,000 based on an assumed value of $16.00 per Unit). Upon consummation of the Ramco Acquisition, the name of the Trust will be changed to Ramco-Gershenson Properties Trust in order to capitalize on the reputation of Ramco in the shopping center industry, and the Trust will move its headquarters to Southfield, Michigan. Consummation of the Ramco Acquisition could be deemed to constitute a change of management control of the Trust.

     The Trust believes that the Ramco Acquisition will accomplish the Trust's previously announced intention to become a self-administered, self-managed and fully-integrated real estate investment trust principally engaged in the business of owning, developing, acquiring and managing shopping center properties. Upon completion of the Ramco Acquisition, the Trust will own interests in a portfolio of 28 Properties, 26 of which will be owned 100% by the Operating Partnership and the remaining two of which will be owned 50% (through managing general partner interests) by the Operating Partnership, with an aggregate of approximately 6,045,000 square feet of GLA, of which 1,408,000 square feet will be owned by certain Anchors and 4,637,000 square feet will be owned by the Operating Partnership.

     Certain members of the Trust's management have substantial interests in the transactions contemplated by the Ramco Acquisition, which interests are described below under Part III, Item 13, "Certain Relationships and Related Transactions."

     Operations of the Company After the Ramco Acquisition
     -----------------------------------------------------

     After the consummation of the Ramco Acquisition, the Trust will conduct all of its business through the Operating Partnership. The Trust will be the sole general partner of, and will have exclusive power to manage and conduct the business of, the Operating Partnership. The Operating Partnership will hold substantially all of the Trust's interests in the Properties, either directly or indirectly through subsidiaries (including subsidiary property partnerships). The Operating Partnership will also own 100% of the non-voting common stock and 5% of the voting common stock of Ramco. Such stock ownership will enable the Trust to receive in excess of 95% of the dividend and liquidating distributions of Ramco. The Trust's property management operations will be conducted through Ramco to facilitate compliance with certain REIT requirements under the Internal Revenue Code of 1986, as amended (the "Code"). The Ramco Acquisition will be accounted for as a purchase for accounting and financial reporting purposes. After the closing of the Ramco Acquisition, the income attributable to the ownership of the Ramco Stock will be accounted for as equity income.

     Business Objectives
     -------------------

     The Trust's business objectives and operating strategy following consummation of the Ramco Acquisition will be to increase cash available for distribution per share. The Trust expects to achieve internal growth and to enhance the value of the Properties by increasing their rental income over time through (i) contractual rent increases, (ii) the leasing and releasing of available space at higher rental levels, and (iii) the selective renovation of the Properties. The Trust expects to achieve external growth through the development and selective acquisition of shopping center properties and the expansion and redevelopment of existing Properties. The Trust expects to initially fund its growth by utilizing a $50 million revolving line of credit.

     Replacement of Trustees; Management
     -----------------------------------

     Following the closing of the Ramco Acquisition, four of the nine current members of the Trust's Board of Trustees (the "RPS Board") will resign and will be replaced by four individuals designated by Ramco. The Ramco designees will be Joel Gershenson, who will serve as Chairman of the Board, Dennis Gershenson, Mark K. Rosenfeld and one other individual to be designated (that is reasonably acceptable to the Trust) who will both be independent of Ramco, the Trust and their respective affiliates. Herbert Liechtung, Joel M. Pashcow, Stephen R. Blank and Arthur H. Goldberg will remain as Trustees of the Trust. In addition, Robert A. Meister, who is independent of Ramco, the Trust and their respective affiliates, has been designated by the Trust and will become a member of the RPS Board prior to the closing of the Ramco Acquisition, and will serve in such capacity following such closing. The RPS Board will also appoint a non-voting Advisory Committee, consisting of Messrs. Michael A. Ward, Richard Gershenson and Bruce Gershenson, which will be available to consult with and advise the Board of Trustees. See Part III, Item 10, "Directors and Executive Officers of the Trust" below.

     Upon consummation of the Ramco Acquisition, the day-to-day operations of the Trust will be managed by the Ramco Principals and the other members of the Ramco management team. Each of the five Ramco Principals will become an executive officer of the Trust.

     Reverse Split
     -------------

     As a condition to the consummation of the Ramco Acquisition, the Trust will combine its Shares by way of a 1 for 4 reserve stock split (the "Reverse Split"). The purpose of the Reverse Split is to increase the liquidity and marketability of the Shares by increasing the trading prices per Share and attracting investors and analysts who would otherwise be reluctant to deal in a lower-priced stock. Fractional shares resulting from the Reverse Split will be redeemed for cash. Following the Reverse Split, a letter of transmittal will be mailed to shareholders containing instructions relating to the surrender of outstanding certificates representing Shares in exchange for certificates representing post Reserve Split shares.

     Spin-Off Transaction
     --------------------

     Simultaneously with the consummation of the Ramco Acquisition, the Trust will transfer the remaining loans in its mortgage loan portfolio (which currently consists of eight mortgage loans) and its interest in two real properties, as well as certain other assets, which are anticipated to be a 20% limited partnership interest in a limited partnership that owns an 18-story building with approximately 138,000 square feet of leasable space located in Chicago, Illinois, furniture, fixtures and equipment and cash (the "Spin-Off Company Assets") (which collectively have a net book value as of September 30, 1995 of approximately $46,118,000), to a newly-formed Maryland real estate investment trust (the "Spin-Off Company"). Thereafter, the Trust will make a distribution to its shareholders (the "Spin-Off Transaction") of one share of beneficial interest in the Spin-Off Company (collectively, the "Spin-Off Company Shares") for every eight Shares held by each such shareholder (which, after giving effect to the Reverse Split, equates to a distribution ratio of one Spin-Off Company Share for every two Shares). As a result of the Ramco Acquisition and the Spin-Off Transaction, the Trust's shareholders will own shares in two separate companies, the Trust, an equity shopping center REIT, and the Spin-Off Company, a finite life REIT. The Spin-Off Company's objectives will be to reduce to cash or cash equivalents the Spin-Off Company Assets as soon as practicable after the closing of the Ramco Acquisition (but not later than 18 months after the closing of the Ramco Acquisition, unless on or before such date the holders of at least two-thirds in interest of its shareholders approve the extension of such date or such date is automatically extended without a shareholder vote because a contingent tax liability relating to the Trust that has been assumed by the Spin-Off Company has not been actually resolved) and either (i) make a liquidating distribution to its shareholders or
(ii) agree to merge or combine operations with another real estate entity, in either case, within such 18-month period. There can be no assurance, however that the Spin-Off Company will be able to achieve these objectives. It is the intention of the Spin-Off Company to seek shareholder approval of the extension of its 18-month term only in the event the Spin-Off Company is unable to achieve its objectives within such period. Because, in connection with the Spin-Off Transaction, the Spin-Off Company will assume certain potential tax liabilities involving the Trust, the Spin-Off Company will not liquidate or merge or combine operations with another real estate entity until such claims, if any, are actually resolved.

        In connection with the Spin-Off Transaction and pursuant to the Amended Master Agreement, the Spin-Off Company will assume all potential tax liability arising out of the United States Internal Revenue Service's (the "IRS") examination of the Trust's 1991-1994 tax returns and the facts and circumstances relating to the fact that in the third quarter of 1994 the Trust had more than 25% of the value of its gross assets in treasury bill repurchase obligations which the IRS may view as a non-qualifying asset for purposes of satisfying the asset qualification test applicable to REITs based on a Revenue Ruling published in 1977 (collectively, the "RPS Tax Issues"). Notwithstanding the assumption of the potential tax liability by the Spin-Off Company, a special committee of the RPS Board will control the settlement and/or disposition of the RPS Tax Issues. It is possible that in connection with the resolution of the RPS Tax Issues, the IRS could disallow certain deductions previously taken by the Trust which, in turn, would result in a corresponding increase in the Trust's taxable income for the tax years in respect of which such deductions were previously claimed. Because a REIT is required to distribute at least 95% of its REIT taxable income in each year, the Trust, in order to preserve its status as a REIT, would in such event declare and pay to its shareholders at the time a so-called "deficiency dividend." (A deficiency dividend is a special dividend permitted by the Code that relates back to the year that a deficiency was determined in order to satisfy the requirement that a REIT distribute at least 95% of taxable income.) Any funds needed to pay the deficiency dividend would be provided by the Spin-Off Company.

     For a description of the background and structure of the Ramco Acquisition, see pages 27 to 33 of the Trust's definitive proxy statement, dated and filed with the Securities and Exchange Commission on March 28, 1996, copies of which are attached to this annual report as Exhibit 99.1 and are incorporated herein by reference.

     Additional information regarding the Ramco Acquisition and the transactions related thereto is included in the Trust's proxy statement, dated and first mailed to shareholders on March 29, 1996 (the "Proxy Statement"), pursuant to which the Trust seeks the approval of its shareholders of the Ramco Acquisition and certain related transactions at a special meeting of shareholders scheduled for April 29, 1996. The Board of Trustees has fixed the close of business on March 21, 1996 as the record date for the determination of shareholders entitled to notice of and to vote at the special meeting or any adjournment thereof.

Investments

     As of December 31, 1995, the Trust had 10 mortgage loans outstanding reflecting total funds advanced of $46,254,601 (before deducting allowance for possible loan losses of $(10,231,336). In addition, as of December 31, 1995, the Trust, through its wholly-owned subsidiaries, owned eight real properties with a carrying value, net of accumulated depreciation, of $55,299,163. During the Trust's fiscal year ended December 31, 1995, the Trust's principal business consisted of managing its mortgage loan portfolio, and, through its wholly-owned subsidiaries, operating the real properties described herein.

     Mortgage Loan Investments
     -------------------------
     During the year ended December 31, 1995, the Trust received aggregate net proceeds of $3,046,000 from the prepayment and/or partial pay-down of two mortgage loans. The proceeds consisted, in the aggregate, of the following amounts: repayment of $3,025,000 of principal and payment of $21,000 of current interest.

     The following table summarizes the Trust's mortgage loan portfolio as of December 31, 1995:

                                                                                                                 Average Annual
                         Total                                                                                  Interest Rate(3)
                       Principal                                              Net         Date                ---------------------
                       Amount of    RPS Funds     Allowance     Accrued     Carrying    Funded (or  Maturity  Current    Accrued
     Property(1)(2)       Loan     Advanced(4)    for loss      Interest    Amount(5)   Modified)     Date    Interest  Interest(6)
- --------------------  -----------  -----------  -------------  ----------  -----------  ----------  --------  --------  -----------
Shopping Centers

Mt. Morris Commons
Genessee Township,
MI(7)  . . . . . .    $ 2,700,000  $ 2,700,000  $ (1,000,000)  $   52,923  $ 1,752,923     7/86       6/99     10.50%     2.00%

Copps Hills Plaza
Ridgefield,
CT(7)  . . . . . .      9,752,284    3,563,948      (350,000)          --    3,213,948     9/92       7/96      6.00%      .50%

Branhaven Plaza
  Shopping Center
Branford, CT . . .      8,714,313    2,800,000            --      345,998    3,145,998    11/95       8/96     14.25%       --

Holiday Park
  Shopping Center
Merrick, NY(8).  .      5,966,564    1,916,564            --       67,080    1,983,644    12/92      12/95      9.75%       --

1733 Massachusetts
  Avenue
Lexington, MA  . .      2,200,000    2,200,000            --      335,127    2,535,127     8/87       6/99      8.58%     1.42%

1-5 Wabash Ave.
Chicago, IL (7)(9)      2,850,000    2,850,000      (650,000)          --    2,200,000     7/93       3/96      5.00%       --

Hylan Plaza
  Shopping Center
Staten Island,
NY(7)  . . . . . .     25,000,000   25,000,000    (6,000,336)   6,275,000   25,274,664     1/94       1/01      7.50%     4.50%

Industrial

Simmons Manufacturing
  Warehouse
Jacksonville,
FL(10) . . . . . .      1,500,000    1,500,000            --      128,886    1,628,886     8/86       8/01     10.00%     2.00%

Office Buildings

Rector Building
New York, NY(7). .      3,255,596    3,255,596    (2,000,000)          --    1,255,596     3/94       3/04         0      6.00%

NCR Building
Century City,
CA(7)(11). . . . .      4,818,493      468,493      (231,000)          --      237,493     7/93      12/95     10.00%       --
                      -----------  -----------  -------------  ----------  -----------
      TOTALS . . .    $66,757,250  $46,254,601  $(10,231,336)  $7,205,014  $43,228,279
                      ===========  ===========  =============  ==========  ===========

- ---------------

 (1) Copps Hill Plaza, Branhaven Plaza, Holiday Park, and NCR are wraparound mortgage loans,and the remaining six loans are first mortgage loans.

 (2) On March 26, 1996, the Trust received proceeds of $200,000 in satisfaction of the Woodbridge Center mortgage loan that was written off in 1993 as uncollectible.

 (3) In addition to fixed interest, the Trust is entitled to contingent interest on certain loans in an amount equal to a percentage of the gross rent received by the borrower from the property securing the mortgage above a base amount, payable annually, and additional contingent interest based on a predetermined multiple of the contingent interest or a percentage of the net value of the property at such date payable at maturity.

 (4) Payments on the amounts advanced by the Trust are interest only until maturity. These amounts represent the outstanding principal balances and do not include accrued interest.

 (5) Because the determination of the collectibility of loans is based upon future economic events, no assurance can be given that the amounts ultimately realized at disposition will not be less than net carrying values. See Note 2(g) of Notes to the Consolidated Financial Statements.

 (6)  Payments of accrued interest will be due and payable at maturity.

 (7) These loans are currently in default (three monthly payments or more) or are otherwise considered by the Trust to be "problem loans."

 (8) On January 19, 1996, the Trust received proceeds of $2,008,560 from the repayment of the Holiday Park Shopping Center loan. The proceeds consisted of the repayment of the principal loan balance of $1,916,564, current interest of $24,916 and deferred interest of $67,080.

 (9) On March 7, 1996, the Trust reached an agreement in principal with the borrower under the 1-5 Wabash loan for such borrower to acquire the mortgage for $2,200,000 in cash. The transaction is subject to the execution of a definitive agreement relating thereto and no assurance can be given that such a definitive agreement will be entered into or that the proposed transaction will be consummated.

(10) On February 1, 1996, the Trust received proceeds of $1,512,500 from the repayment of the Simmons Manufacturing Warehouse loan. The proceeds consisted of the repayment of the principal loan balance of $1,500,000 and the current interest of $12,500.

(11) The NCR Building loan matured on December 31, 1995 and is currently in default. The Trust has initiated foreclosure proceedings with respect to such loan.

           As of December 31, 1995, the Mt. Morris, Copps Hill Plaza, 1-5 Wabash, NCR, Rector and Hylan mortgage loans were in arrears (three monthly payments or more) or were otherwise considered by the Trust to be "problem loans." At December 31, 1995, the Trust was not accruing current and accrued interest on the Mt. Morris loan. In addition, as of such date, the Trust was not accruing deferred interest on the Hylan Plaza Shopping Center, Copps Hill Plaza and Rector mortgage loans described above.

     As of March 15, 1996, the Trust had six loans (including loans relating to certain of the properties referred to above) that were in arrears (three monthly payments or more) or otherwise considered to be "problem loans" by the Trust. The aggregate principal amounts of these loans (before deducting loan loss allowances), together with receivables relating to such loans comprised of accrued interest and payments made on behalf of the borrowers for mortgage payments relating to such properties, totalled approximately $44,166,000, representing approximately 25% of the Trust's invested assets and approximately 89% of the Trust's funds invested in mortgage loans, before taking into account allowance for possible loan losses. At March 15, 1996, the Trust was not accruing current and deferred interest on one of the above-mentioned loans, in the aggregate approximate principal amount of $2,700,000; in addition, as of such date, the Trust was not accruing deferred interest on three of the above-mentioned loans in the aggregate approximate principal amount of $31,820,000.

Real Property Investments

     The following table and notes thereto describe the Trust's equity investments in real properties as of December 31, 1995:

                                                                                          Average
                                                                                           Base
                                                                            Approximate    Rental
                                                               Approximate     Based      Revenue/          Year
                                                                % of GLA       Rental      Leased          Ending
                                                                 Leased       Revenue      Sq. Ft.        December
                                                                  as of        as of        as of         31, 1995
Property                  Type Of         Year       Total       December     December     December       Percentage
  Name                    Property     Acquired       GLA        31, 1995     31, 1995    31, 1995(1)       Rent
- --------                  --------     --------       ----       --------    ---------    -----------     ----------

Sunshine Plaza             Community     1991      241,000         88%       $  854,000      $4.02          $196,117
Shopping Center(2)         Center
Tamarac, Florida

Crofton                    Community     1991      250,000         98         1,306,000       5.36            65,113
Plaza                      Center
Shopping
Center
Crofton, Maryland

Trinity                    Neighborhood  1992       51,000         74           252,000       6.51                 0
Corners                    Center
Shopping
Center
Pound Ridge, New York

Commack                    Single Tenant 1992       47,500        100           216,000       4.35           119,122
Property                   Retail
Commack, New York

Lantana                    Neighborhood  1993      117,000         94           618,000       5.52           101,917
Shopping                   Center
Center
Lantana, Florida

9 North                    Retail        1993       52,000          0                 0          0                0
Wabash                     Building
Avenue(3)
Chicago, Illinois

Chester                    Community     1994      223,000        100         2,167,000       9.72          133,064
Shopping                   Center
Center
Chester, New Jersey

Norgate                    Community     1994      208,000         76           547,000       3.46            6,973
Shopping                   Center
Center(3)
Indianapolis, Indiana

                           Total                 1,189,500                  $5,960,000      $5.78         $622,506
                                                 =========                 ===========      =====         ========

- -----------------

(1) The calculation of total average base rental revenue was determined by taking the total base rental revenue as of December 31, 1995 and dividing such amount by the occupied GLA.

Sunshine Plaza Shopping Center. The Sunshine Plaza Shopping Center is a one-story shopping center located in Tamarac (Broward County), Florida. The property was acquired on December 19, 1991 by Sunshine Plaza Shops, Inc., a wholly-owned subsidiary of the Trust. The shopping center contains approximately 241,000 square feet of leasable space, approximately 88% of which was leased as of December 31, 1995. Major tenants (i.e., tenants who accounted for 10% or more of the revenues at such property during 1995) are J. Byrons department store, Publix supermarket, L. Luria & Sons and Eagle Fashions. These four tenants lease approximately 50,423, 38,320, 39,249 and 23,124 square feet, respectively, under leases which expire in November 1996, February 2001, January 1999 and December 2003, respectively. The J. Byrons lease contains three 5-year tenant renewal options and both the Publix lease and the Eagle Fashions' lease contain two 5-year tenant renewal options. On April 1, 1996, Eagle Fashions vacated its space under its lease which provided for a base rental of approximately $147,500 per year, at which time Eagle Fashions paid the Trust approximately $120,000 pursuant to a lease termination agreement which provides for the Trust's buyout of the remainder of the lease term. Leases for approximately 77,158 square feet are due to expire on or prior to December 31, 1996. The average base rent per square foot paid by tenants at such property as of December 31, 1995, excluding percentage rent and similar provisions, was $4.02 ($4.80, including percentage rent based on 1995 revenues).

CROFTON PLAZA SHOPPING CENTER. The Crofton Plaza Shopping Center is a one-story shopping center located in Crofton (Anne Arundel County), Maryland. The property was acquired on May 1, 1991 by Crofton Plaza, Inc., a wholly-owned subsidiary of the Trust. The shopping center contains approximately 250,000 square feet of leasable space, approximately 98% of which was leased as of December 31, 1995. Major tenants (i.e., tenants who accounted for 10% or more of the revenues at such property during 1995) are K-Mart department store, Drug Emporium and Metro Food Mart. These three tenants lease approximately 95,810, 30,429 and 54,800 square feet, respectively, under leases which expire in June 2000, September 2000 and August 2005, respectively. The Metro Food Mart lease provides for four 5-year tenant renewal options; the Drug Emporium and K-Mart leases each contain ten 5-year tenant renewal options. Leases for approximately 1,500 feet are due to expire on or prior to December 31, 1996. The average base rent per square foot paid by tenants at such property as of December 31, 1995, excluding percentage rent and similar provisions, was $5.36 ($5.62, including percentage rent based on 1995 revenues).

TRINITY CORNERS SHOPPING CENTER. The Trinity Corners Shopping Center is a one-story shopping center located in Pound Ridge (Westchester County), New
York. The property was acquired pursuant to a bankruptcy court auction sale on December 30, 1992 by Trinity Shops, Inc., a wholly-owned subsidiary of the Trust. The shopping center contains approximately 51,000 square feet of leasable space, approximately 74% of which was leased as of December 31, 1995, and was modernized during 1994. Major tenants (i.e., tenants who accounted for 10% or more of the revenues at such property during 1995) are Scotts Corner Market and Scotts Corner Pharmacy. These tenants lease approximately 28,515 and 4,406 square feet, respectively, under leases which expire in May 2000 and December 2000, respectively. There are no leases which are due to expire on or prior to December 31, 1996. The average base rent per square foot paid by tenants at such property as of December 31, 1995 was $6.51.

COMMACK PROPERTY. The Commack Property is a one-story free-standing building of approximately 47,500 square feet of leasable space located in Commack (Suffolk County), New York. The property was acquired on December 30, 1992, by The Commack Site, Inc., a wholly-owned subsidiary of the Trust. The entire Commack Property is leased to Toys R Us pursuant to a lease which expires in January 2002. The lease provides for four 5-year tenant renewal options.

LANTANA SHOPPING CENTER. The Lantana Shopping Center is a one-story shopping center located in Lantana (Palm Beach County), Florida. The property was acquired on March 5, 1993 by Lantana Plaza Shops, Inc., a wholly-owned subsidiary of the Trust. The shopping center contains approximately 117,000 square feet of leasable space, approximately 94% of which was leased as of December 31, 1995. Major tenants (i.e., tenants who accounted for 10% or more of the revenues at such property during 1995) are Publix supermarket, Pet Supermarket and Beall's Outlet. These three tenants lease approximately 38,884, 11,000 and 11,832 square feet, respectively, under leases which expire in August 1999, June 1999 and April 1998, respectively. The Publix lease contains one 5-year tenant renewal option, the Pet Supermarket lease contains three 5-year tenant renewal options and the Beall's lease contains four 4-year tenant renewal options. Leases for approximately 1,600 feet are due to expire on or prior to December 31, 1996. The average base rent per square foot paid by tenants at such property as of December 31, 1995, excluding percentage rent and similar provisions, was $5.52 ($6.39, including percentage rent based on 1995 revenues).

9 NORTH WABASH AVENUE. The 9 North Wabash property is a six-story building with approximately 52,000 square feet of leasable space located in Chicago, Illinois. The property was acquired on July 7, 1993 by 9 North Wabash Corp., a wholly-owned subsidiary of the Trust. The entire Wabash property was leased to Lane Bryant pursuant to a lease which expired in June 1995. However, on July 11, 1995, Lane Bryant and RPS entered into an agreement pursuant to which Lane Bryant remained in the property through December 31, 1995, at a reduced rental rate equal to 7% of gross sales. The property is currently vacant. The Trust has entered into an exclusive sales and lease arrangement with a local broker to sell or lease this property. As of December 31, 1995, the Trust recognized an impairment of $800,000 to decrease the property's carrying value to more closely approximate the Trust's estimate of its fair market value.

CHESTER SHOPPING CENTER. The Chester Shopping Center is a one- story shopping center located in Chester (Morris County), New Jersey. The property was acquired on July 12, 1994 by Chester Plaza Shops, Inc., a wholly-owned subsidiary of the Trust. The shopping center contains approximately 223,000 square feet of leasable space, approximately 100% of which was leased as of December 31, 1995. The major tenant (i.e., tenant who accounted for 10% or more of the revenues at such property during 1995) is Village Supermarket (Shop Rite). This tenant leases approximately 60,900 square feet pursuant to an amended lease which expires in December 2007. The lease contains two 10-year renewal options. Leases for approximately 32,712 feet are due to expire on or prior to December 31, 1996. The average base rent per square foot paid by tenants at such property as of December 31, 1995, excluding percentage rent and similar provisions, was $9.72 ($10.32 including percentage rent based on 1995 revenues).

     NORGATE SHOPPING CENTER. The Norgate Shopping Center is a one-story shopping center located in Indianapolis (Marion County), Indiana. The property was acquired on June 30, 1995 by Norgate Shops, Corp., a wholly-owned subsidiary of the Trust. The shopping center contains approximately 208,000 square feet of leasable space, approximately 76% of which was leased as of December 31, 1995. Major tenants (i.e., tenants who accounted for 10% or more of the revenues at such property during 1995) are Kohl's Oakland, Inc., a department store and retail chain, and Consolidated Stores, Inc., a discount variety store retail chain. These two tenants lease approximately 65,000 and 37,300 square feet. The Kohl's Oakland lease expires in January 1999 and the Consolidated Stores lease is month-to-month. The Kohl's lease contains three 5-year tenant renewal options. Leases for approximately 29,540 feet are due to expire on or prior to December 31, 1996. The average base rent per square foot paid by tenants at such property as of December 31, 1995 excluding percentage rent and similar provisions was $3.46 ($3.50 including percentage rent based on 1995 revenues). In addition, on February 5, 1996, RPS signed a non-binding letter of intent for the sale of the Norgate property for a purchase price of $4,800,000 in cash. The sale is subject to the negotiation and execution of a definitive purchase agreement and the satisfactory completion by the purchaser of a due diligence review. No assurance can be given that a definitive purchase agreement will be entered into or that the proposed sale will be consummated.

     As indicated above, certain of the leases at the shopping centers owned by the Trust's subsidiaries also provide for the payment of additional "percentage rent," which is calculated as a percentage of a tenant's gross sales above predetermined thresholds.

     Each of the properties owned by the Trust as of December 31, 1995 was subject to a mortgage loan held by the Trust, and each of such loans, other than with respect to the Lantana Shopping Center property, while consolidated for accounting purposes, has not been extinguished of record. The properties are managed by the wholly-owned subsidiaries of the Trust which own such properties (or, in the cases of the Chester and Norgate shopping centers, by third-party property managers under the supervision of the Trust's subsidiaries). The Trust may, in its discretion, advance costs and expenses incurred in connection with the operation of properties owned by its wholly-owned subsidiaries.

     Consummation of the Ramco Acquisition and the related transactions would result in the Trust having substantially all of its assets invested in real properties, primarily shopping center properties. In making equity investments, the Trust is subject to the risks inherent in the ownership of commercial properties, including, without limitation, fluctuations in occupancy rates and operating expenses, variations in rental schedules, the character of the tenancy and the possible effect on the cash flow from a property if its tenants incur financial difficulties. Such events may, in turn, be adversely affected by general and local economic conditions, interest rate levels, the availability of financing, the supply of and demand for properties of the types in which the Trust invests, environmental laws and regulations, zoning laws, federal and local rent controls, other laws and regulations and real property tax rates. Certain expenditures associated with real estate equity investments (principally real estate taxes and maintenance costs) are not necessarily decreased by events adversely affecting the Trust's income from such investments. Thus, the cost of operating a property may exceed the rental income earned thereon, and the Trust may have to advance funds in order to protect its investment or may be required to dispose of the property at a loss. For these and other reasons, no assurance of profitable operation can be made.

        As a condition to the Ramco Acquisition, and in an effort to complete the transformation of the Trust from primarily a mortgage REIT to an equity REIT, RPS has agreed to transfer or otherwise dispose of the Spin-Off Company Assets, which include eight mortgage loans (as discussed and described above), and interests in the 9 North Wabash Avenue property and Norgate Shopping Center property. Accordingly, simultaneously with the consummation of the Ramco Acquisition, the Trust will transfer to the Spin-Off Company the Spin-Off Company Assets.

        The Spin-Off Company's principal investment objective will be to maximize shareholder value by reducing the Spin-Off Company Assets to cash or cash equivalents. As part of its plan to reduce the Spin-Off Company Assets to cash or cash equivalents, the Spin-Off Company intends, among other things, to
(i) contact borrowers under the mortgage loans to explore possible prepayments,
(ii) contact strategic buyers of the Spin-Off Company's assets regarding possible portfolio sales transactions, and (iii) list the Spin-Off Company's assets for sale with qualified real estate brokers. The Spin-Off Company expects that it will be able to orderly reduce to cash or cash equivalents the Spin-Off Company Assets within twelve months after the Spin-Off Company Transaction, but in no event later than eighteen months after the Spin-Off Company Transaction, subject to extension as described below. No assurance can be given that such objective will be achieved. The Spin-Off Company expects to invest the net proceeds of such sales in short-term or temporary investments, such as pass-through mortgage-backed certificates, mortgage participation certificates and mortgage-backed securities (or similar investment products), all or some of which investments may be guaranteed by Ginnie Mae, Fannie Mae or Freddie Mac. Unless otherwise approved by its shareholders, the Spin-Off Company does not expect to acquire additional mortgage loans or properties.

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

     The requirements for qualification as a REIT are contained in sections 856-860 of the Code and the regulations issued thereunder. The following discussion is a brief summary of some of those requirements. Such requirements include certain provisions relating to the nature of a REIT's assets, the sources of its income, the ownership of its stock, and the distribution of its income. Among other things, at the end of each fiscal quarter, at least 75% of the value of the total assets of the

Trust must consist of real estate assets (including interests in mortgage loans secured by real property and interests in other REITs) as well as cash, cash items and government securities (the "75% Asset Test"). There are also certain limitations on the amount of other types of securities which can be held by a REIT. Additionally, at least 75% of the gross income of the Trust for the taxable year must be derived from certain sources, which include "rents from real property," and interest secured by mortgages on real property. An additional 20% of the gross income of the Trust must be derived from these same sources or from dividends, interest from any source, or gains from the sale or other disposition of stock or securities or any combination of the foregoing. There are also restrictions on the percentage of gross income derived from the sale or disposition of certain assets within certain time periods.

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

     During early 1995, the Trust's management determined that the Trust may have inadvertently failed to satisfy the 75% Asset Test for the third quarter of 1994, because at the end of such quarter more than 25% of the Trust's assets were invested in overnight bank repurchase obligations secured by United States Treasury Bills. In previously issued Revenue Ruling 77-59, the IRS took the position that overnight bank repurchase obligations constitute neither "government securities" nor cash items for purposes of satisfying the 75% Asset Test. The Trust's management also determined that it may have inadvertently failed to comply in previous years with certain shareholder notice requirements of the Code (the "Shareholder Notice Requirements").

     The IRS has entered into a closing agreement with the Trust relating to the Shareholder Notice Requirements, pursuant to which the IRS has agreed not to treat the Trust as failing to qualify as a REIT despite the Trust's inadvertent failure to comply with the Shareholder Notice Requirements. The IRS has deferred any action with respect to the Trust's possible non-compliance with the 75% Asset Test for the third quarter of 1994 pending the further examination of the Trust's 1991-1994 tax returns. The Trust believes that the IRS position in the above-described Revenue Ruling is not applicable to the United States Treasury Bill repurchase obligation owned by the Trust. The Trust further believes that even if the IRS position in such Revenue Ruling were upheld, the Trust's inadvertent failure to satisfy the 75% Asset Test for one quarter was due to reasonable cause and not to willful neglect and, therefore, the mitigation provisions applicable to REITs under the Code should apply to permit the Trust to continue to be taxed as a REIT. Based on developments in applicable law since the issuance of the above-referenced Revenue Ruling, the Trust's legal counsel has rendered an opinion that the Trust's investment in Treasury Bill repurchase obligations would not adversely affect its REIT status for 1994. In addition, the Trust has received an opinion of special tax counsel, to the effect that issues raised by the IRS with respect to its audit of the Trust's 1991-1994 tax returns will not result in the loss of the Trust's REIT status as long as it timely declares and pays a deficiency dividend with respect to any deficiency in income tax resulting from an increase in the Trust's taxable income asserted by the IRS concerning the years under examination.

        Should the IRS deny the Trust's request for relief, the Trust presently intends to seek a judicial determination that it may continue to qualify as a REIT. If the Trust does not ultimately prevail in its position, it would be taxable as a regular "C" corporation for 1994 and possibly 1995 but, because of the incurrence of a net operating loss for each such year, would have no federal income tax liability for 1994 or 1995. However, it is anticipated that the Trust would have a state and local tax liability of approximately $600,000 for 1995 and $400,000 for 1994, exclusive of any applicable interest and penalties.

     One of the requirements for qualification as a REIT is that a REIT cannot own more than 10 percent of the voting stock of a corporation other than the stock of a qualified REIT subsidiary (of which the REIT is required to own all of such stock) and stock in another REIT. The Trust will own only 5 percent of the voting stock and all of the non-voting stock of Ramco and therefore will comply with this rule. However, the IRS could contend that the Trust's ownership of all of the non-voting stock of Ramco should be viewed as voting stock because of its substantial economic position in Ramco. If the IRS were to be successful in such a contention, the Trust's status as a REIT would be lost and the Trust would become subject to federal corporate income tax on its net income, which would have a material adverse affect on the Trust's cash available for distribution. The Trust does not have the ability to designate a seat on the Board of Directors of Ramco and the policies and views of the Trust will not influence the policies and views of Ramco. Consequently, the Trust does not believe that it will be viewed as owning in excess of 10 percent of the voting stock of Ramco.

Competition

     The properties which secure the Trust's mortgage loans may face competition from similar properties in the vicinity where they are located. To the extent such competition reduces the gross revenues from the operation of such properties and/or decreases any appreciation in the value of such properties, such competition will reduce any contingent interest or additional contingent interest otherwise payable to the Trust and may make it more difficult for borrowers to meet debt service payments on a current basis.

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

Employees

     As of December 31, 1995, the Trust employed 12 persons. See Item 10, "Directors and Executive Officers of the Trust."

Executive Officers of the Trust

         The executive officers of the Trust are as follows:


                                                                     HAS SERVED AS
NAME                             OFFICES                             OFFICER SINCE
- ----                             -------                             -------------

Joel M. Pashcow                  Chairman and President*             October 1980**

Stanley Rappoport                Executive Vice                      August 1991
                                 President

Edwin R. Frankel                 Senior Vice President               March 1983**
                                 and Treasurer

John J. Johnston, Jr.            Vice President-                     November 1983**
                                 Real Estate Counsel
                                 and Secretary

     Joel M. Pashcow, age 53, has been associated with the Trust since its inception. He has been a member of the Bar of the State of New York since 1968. He is a graduate of Cornell University and the Harvard Law School.

     Stanley Rappoport, age 65, has been associated with the Trust since August 1991. From January 1989 until August 1991 Mr. Rappoport served as an independent consultant to NPI Management Corp. and was active as a real estate broker and in the management of real estate investments. Mr. Rappoport is a licensed real estate broker and insurance broker in the State of New York and a Certified Review Appraiser. He is a graduate of New York University.

     Edwin R. Frankel, age 50, has been associated with the Trust since its inception.

     John J. Johnston, Jr., age 64, has been associated with the Trust since its inception. Mr. Johnston graduated from Hunter College in 1955 with a degree in economics and from Columbia Law School in 1958. He is a member of the Bar of the State of New York.

- ---------------
* Until February 29, 1996, Herbert Liechtung held the office of President of the Trust. On February 29, 1996, the Trust mutually agreed with Mr. Liechtung on a buy-out of his employment agreement effective as of that date. Joel M. Pashcow, the Chairman of the Trust, assumed Mr. Liechtung's duties as of such date. See Item 11, "Executive Compensation -- Employment Agreements and -- Liechtung Termination Agreement."

** Includes periods served in similar capacities for the Predecessor Programs.

Item 2.  Properties.

         From January 1, 1995 to March 31, 1995, the Trust leased approximately 6,400 square feet of office space at 733 Third Avenue, New York, New York at an annual base rental of $194,666 (including electricity). This lease expired on March 31, 1995. Commencing April 1, 1995, the Trust entered into a lease for approximately 4,800 square feet of office space at 747 Third Avenue, New York, New York at an annual base rental of approximately $150,000. This lease will expire on April 30, 1997. The lease does not permit the Trust to terminate the lease before the expiration of its term, to assign the lease or to sub-lease the leased space without the consent of the landlord. Upon consummation of the Ramco Acquisition, subject to receipt of the prior written consent of the landlord of such space, the Spin-Off Company will assume this lease and the Trust will relocate its principal executive offices to Southfield, Michigan.

         In addition, the Trust leases office space at 801 Brickell Avenue, Miami, Florida, for a monthly rental of $1,284. This lease is due to expire on November 20, 1996. The Trust is currently negotiating with the landlord to terminate the lease as of May 31, 1996, however, the material terms of such proposed termination have not been agreed upon and no assurance can be given that such a termination agreement will be reached.

Item 3.  Legal Proceedings.

         There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business (including, without limitation, foreclosure proceedings), against or involving the Trust or its properties.

Item 4.  Submission of Matters to a Vote of Security Holders.

         The Trust did not submit any matter to a vote of its shareholders during the fourth quarter of 1995.

                                     PART II

Item 5.  Market for Registrant's Common Equity
         and Related Stockholder Matters.

         (a)     Market Information

         The Shares have been traded on the New York Stock Exchange since December 28, 1988.

         Set forth below is the range of high and low sales prices for the Shares for each of the quarters during the years ended December 31, 1994 and December 31, 1995:

                                                    High               Low
                                                    ----               ---

         First Quarter 1994                         $4-1/8             $3-3/4
         Second Quarter 1994                        $4-1/4             $3-1/2
         Third Quarter 1994                         $4-1/2             $4
         Fourth Quarter 1994                        $4-3/8             $3-7/8

         First Quarter 1995                         $4-5/8             $4-1/8
         Second Quarter 1995                        $5-1/8             $4-1/4
         Third Quarter 1995                         $4-5/8             $4-1/8
         Fourth Quarter 1995                        $4-5/8             $4-1/8

                  (b)      Approximate Number of Equity Security Holders

                                                      Approximate Number of
                                                          Record Holders
         Title of Class                               (as of March 15, 1996)
         --------------                               ----------------------

         Shares of Beneficial
         Interest, $0.10 par value                          11,327

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

                  The Trust declared the following cash distributions to shareholders for the year ended December 31, 1994:

                                                                   Payment
               Quarter                        Distribution           Date
               -------                        ------------         -------

         First Quarter 1994                      $.08              5/17/94
         Second Quarter 1994                     $.08              8/17/94
         Third Quarter 1994                      $.08             11/16/94
         Fourth Quarter 1994                     $.08              1/27/95

                  The Trust declared the following cash distributions to shareholders for the year ended December 31, 1995:

                                                                   Payment
               Quarter                        Distribution           Date
               -------                        ------------         -------

         First Quarter 1995                   $.08                05/17/95
         Second Quarter 1995                  $.08                08/17/95
         Third Quarter 1995                   $.08                11/17/95
         Fourth Quarter 1995                  $.08                01/25/96

Item 6.       Selected Financial Data.

                                                               YEAR ENDED DECEMBER 31,
                     ----------------------------------------------------------------------------------------------------------
                         1995                   1994                    1993                    1992                    1991
                     -----------             -----------            -----------             -----------             -----------
Revenues             $16,716,960             $26,406,761            $26,968,505             $29,857,260             $27,936,678

Net Income(1)        $ 3,538,019             $15,641,876            $ 3,051,266             $ 8,838,836             $12,758,266

Net Income
  Per
  Share(1)(2)        $ .12                   $       .55            $       .11             $       .31             $       .45

Cash Distributions
 Declared Per
  Share              $   .32                 $       .32            $       .32             $       .60             $       .70

Statement of
  Financial
  Position           December 31,            December 31,           December 31,            December 31,            December 31,
  at year end            1995                    1994                   1993                    1992                    1991
                     ------------            ------------           ------------            ------------            --------

Total Assets         $180,581,201            $186,170,822           $186,419,996            $215,558,387            $241,629,537

Shareholders'
  Equity             $177,019,611            $182,599,168           $176,312,600            $182,558,951            $191,171,414



- --------------------

(1) Net income for the year ended December 31, 1992 includes extraordinary items (gains on early extinguishment of debt). See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 6 and 7 to Item 8, "Financial Statements and Supplementary Data."

(2) Net income per Share for 1995, 1994, 1993, 1992 and 1991 is based on the weighted average number of Shares outstanding of 28,492,421, 28,494,379, 28,582,344, 28,599,637 and 28,653,103, respectively.

Item 7.  Management's Discussion and Analysis of
     Financial Condition and Results of Operation.

Capital Resources and Liquidity

     As of December 31, 1995, the Trust had $36,023,265 invested in mortgage loans (after deducting allowance for possible loan losses of $10,231,336), $55,299,163 invested in real properties, $58,098,854 invested in REMIC investments and $10,299,545 invested in short-term investments.

     During 1995 the Trust's cash receipts were derived primarily from rental income from its investments in real properties and, to a lesser degree, income from its mortgage loans, its interests in REMIC investments and short term investments. These receipts were used to fund operating expenses and pay cash distributions to shareholders.

     In order to make the necessary distributions to shareholders required to allow the Trust to continue to qualify as a REIT, to the extent that there are not sufficient funds available due to timing differences between the realization of taxable income and net cash flow, including the portion of accrued interest on mortgage loans required to be included currently in the Trust's taxable income, the Trust may require additional cash. Deductions for depreciation on the Trust's real estate investments reduce REIT Taxable Income with no corresponding payment of cash. To the extent the Trust's accrued interest income is not offset by depreciation deductions attributable to its equity investments in real property, the Trust may draw upon its cash reserves, if available. To the extent cash reserves are not available, the Trust may need to obtain financing and/or issue additional Shares (including those issued Shares to be acquired pursuant to the Trust's Distribution Reinvestment Plan). During 1995, 75% of the Trust's distributions to shareholders were classified as return of capital, because the Trust recognized a taxable loss for 1995.

     The Trust believes that its working capital will be sufficient to satisfy its requirements for its operations. However, there can be no assurances that there will not be unanticipated additional expenses.

        It is anticipated that prior to the consummation of the Ramco Acquisition, the Trust will incur approximately $6,500,000 in indebtedness, the proceeds of which, together with existing resources of the Trust, will be used primarily for the payment of certain required severance and bonus payments to the Trust executive officers, distributions to shareholders of the Trust, a run-off directors' and officers' liability insurance policy for the Trust, a directors' and officers' liability policy for the Spin-Off Company, and to provide excess cash that can be distributed to the Spin-Off Company as initial working capital. It is anticipated that such indebtedness will accrue interest at a rate of approximately 10% per annum and mature on the date which is 18 months after the Spin-Off Company Transaction. Upon the consummation of the Spin-Off Company Transaction, the Spin-Off Company will assume this indebtedness. The actual amount of such indebtedness may be less than $6,500,000 to the extent that the Trust effects the sale of any of the Spin-Off Company Assets prior to the Spin-Off Company Transaction and realizes cash proceeds therefrom or is prepaid by any of the borrowers under its mortgage loans.

        As stated above, the Trust's (and following the Spin-Off Transaction, the Spin-Off Company's) cash receipts are derived primarily from interest income generated by its mortgage loan portfolio. As a result, the Trust is dependent upon the ability of the borrowers under such mortgage loans to make required debt service payments. While the Trust has addressed certain of these issues by, among other things, selling or foreclosing upon certain of its mortgage loans, the Trust is aware that certain of its borrowers are experiencing continuing financial difficulties due to increased vacancies and lower rental rates. In addition, following the Spin-Off Transaction, as the Spin-Off Company disposes of assets, net cash generated from operating activities will decrease as proceeds from any sales or dispositions are invested in short-term or temporary investments which yield lower rates of return.

     As of December 31, 1995 and 1994, the Trust had six and seven, respectively, loans that were in arrears (three monthly payments or more) or otherwise considered to be "problem loans" by the Trust. The aggregate gross principal amounts of these loans, together with receivables relating to such loans comprised of accrued interest and payments made on behalf of the borrowers for mortgage payments relating to such properties, total $44,165,960 and $46,343,547, representing approximately 25% and 25% of the Trust's invested assets at December 31, 1995 and 1994, respectively. At December 31, 1995 and 1994, the Trust was not accruing current and deferred interest on one and four of the above-mentioned loans, in the aggregate approximate principal amounts of $2,700,000 and $10,250,000, respectively. In addition, as of such dates, the Trust was not accruing deferred interest in the aggregate approximate principal amounts of $31,820,000 and $25,000,000, respectively, on three and one additional loan. The Trust has an allowance for possible losses of $10,231,336 and $11,657,236, respectively, at December 31, 1995 and 1994.

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

RESULTS OF OPERATIONS

Calendar Year 1995 Compared to Calendar Year 1994
- -------------------------------------------------

     Total revenues (before rental income) for the year ended December 31, 1995 decreased $11,861,518 or 60% as compared to the year ended December 31, 1994. During the 1994 year the Trust received $8,405,813 in additional contingent interest and pre-payment premium income as compared to none in 1995. Interest from mortgage loans decreased in the 1995 year as compared to the 1994 year by $4,905,727 or 57%. The reduction in interest from mortgage loans is attributable to the reduction in the size of the Trust's mortgage loan portfolio during the 1995 period as compared to the 1994 period. Current interest income from mortgage loans decreased $2,757,416 or 44%, primarily as a result of lower mortgage balances. The Trust in 1995 recognized $116,544 in deferred interest as compared to $1,812,701 in 1994, a decrease of $1,696,157 or 94%. Contingent interest income for 1995 was $43,862 as compared to $440,688 in 1994. This represents a decrease of $396,826 or 90%. Income from mortgage backed securities (REMICs) increased 100% or $1,516,398 as a result of the Trust investing in Mortgage Backed Securities to maintain REIT qualifying income.

     During the year ended December 31, 1995, expenses (excluding interest on mortgages, property operating expenses, real estate taxes and depreciation) increased $2,133,784 or 32%. This increase was primarily due to the increase in the allowance for possible loan losses expense and the increase in the provision for impairment on real estate expense. The Trust during the first quarter of 1995 provided an additional allowance for possible loan losses of $3,000,000 based on an offer for the sale of the Hylan mortgage received in the first quarter of 1995 which was $3,000,000 less than the Trust's net carrying amount of the loan at such date. The Trust also during the fourth quarter of 1995 provided an additional allowance for possible loan losses of $650,000 based on an agreement in principle with the borrower under the 1-5 Wabash loan for such borrower to acquire the mortgage for $2,200,000 in cash. As a result of these two increases, the Trust made allowance for possible loan losses of $3,650,000 in 1995 as compared to $2,500,000 in 1994 representing an increase of $1,150,000 or 46%. The Trust during 1995 recognized a loss of $182,284 as a result of the Trust selling the New England Telephone Company loan. During 1994 the Trust recognized a loss of $227,708 as a result of the Trust selling the Saratoga Office Building. General and administrative expenses increased during 1995 by $369,056 or 18% as compared to the 1994 year. This increase was primarily due to increased costs associated with the formation of Atlantic Realty Trust and the increase in professional fees paid by the Trust. Payroll and related expenses decreased $139,848 or 8% during the 1995 year as compared to the 1994 year. Additionally, the Trust provided an impairment of $800,000 with regard to the 9 No. Wabash building during the fourth quarter of 1995.

     During 1995, the Trust received rental income of $8,936,111 as compared to $6,764,394 for the 1994 year. This increase of $2,171,717 or 32% is primarily as a result of the Trust receiving rental income on 8 properties during the entire 1995 period as compared to receiving income on 6 properties during the entire 1994 period. Interest expense on mortgage payable in 1995 decreased 100% or $426,414 due to the Trust exercising its right to prepay the first mortgage loan relating to the Crofton Plaza Shopping Center property on September 30, 1994. Property operating expenses, real estate taxes and depreciation expense increased during the 1995 year by $404,473 or 26%, $35,470 or 3% and $266,743 or 36% respectively over the 1994 year due to the aforementioned increase in number of properties. For the year ended December 31, 1995, the Trust recognized net income from the investment of real estate of $4,714,329 as compared to $2,822,884 for the year ended December 31, 1995.

     As a result of the foregoing factors, the Trust's net earnings for the 1995 year as compared to the 1994 year decreased $12,103,857 or 77%.

Calendar Year 1994 Compared to Calendar Year 1993
- -------------------------------------------------

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

     Contingent interest income for 1994 was $440,688 as compared to $578,027 for 1993. This represents a decrease of $137,339 or 23.8%. During the year ended December 31, 1994 the Trust received additional contingent interest and prepayment penalty income (equity participation) totalling $8,405,813 as compared to $3,433,116 in 1993, an increase of $4,972,697 or 144.8%. Short-
term interest income increased $1,499,722 or 135.8% as a result of higher balances. During 1993 the Trust received $3,942,513 in gains resulting from the sale of its 270,000 shares of Kimco Realty Corporation common stock, as well as dividend income of $395,185 from such shares.

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

     See pages F-1 - F-22, which are included herein.

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.

     None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

     The Declaration of Trust which governs the Trust provides for not less than three nor more than nine Trustees, a majority of whom must not perform any services for the Trust, other than as a Trustee, and must not be directors, officers or employees of Integrated ("Independent Trustees"), except for a period of 60 days after the death, removal or resignation of an Independent Trustee. There are currently nine Trustees (increased from seven in January
1990) of the Trust, eight of whom are currently Independent Trustees.

     The Trustees are divided into three classes. Messrs. Eisenstat, Blumenfeld and Rosoff are Class I Trustees, for a term to expire in 1998. Messrs. Goldberg, Glickman and Stalford are Class II Trustees, for a term to expire in 1996. Messrs. Pashcow, Liechtung and Blank are Class III Trustees, for a term to expire in 1997. Trustees hold office until their successors are duly elected and qualified.

     The Trustees of the Trust are as follows:

                                Offices and                         Has Served as
Name                            Positions                           Trustee Since*
- ----                            ---------                           --------------

Joel M. Pashcow                 Chairman, President                 October 1980
                                and Member of
                                Investment Committee

Herbert Liechtung**             Member of Investment                October 1981
                                Committee

Stephen R. Blank                Member of the Compen-               January 1990
                                sation and Special
                                Acquisition Committees

Edward Blumenfeld               Member of Audit,                    September 1988
                                Investment and Spin-Off
                                Committees

Samuel M. Eisenstat             Member of Audit                      December 1986
                                Committee and
                                Alternate Member of
                                Investment Committee

Edwin J. Glickman               Member of Investment,                October 1980
                                Compensation and
                                Spin-Off Committees

Arthur H. Goldberg              Member of Audit,                     July 1988
                                Compensation, Special
                                Acquisition and Spin-Off
                                Committees

William A. Rosoff               Member of the Special                January 1990
                                Acquisition Committee


Alfred D. Stalford              Member of Compensation               April 1983
                                and Investment
                                Committees

- --------------------

*    Includes periods served in similar capacities for the Predecessor Programs.

** Mr. Liechtung, the former President of the Trust, ceased to be an executive officer of the Trust as of February 29, 1996. See Item 1 of this report.

     Mr. Pashcow's biography is included under "Business - Executive Officers of the Trust" in Item 1 of this report.

     Stephen R. Blank, age 50, has been a Managing Director of Oppenheimer & Co., Inc. since November 1, 1993. Prior to joining Oppenheimer Mr. Blank was a Managing Director, Real Estate Corporate Finance, of Cushman & Wakefield, Inc. for four years. Prior to joining Cushman & Wakefield, Mr. Blank was associated for ten years with Kidder, Peabody & Co. Incorporated as a Managing Director of the firm's Real Estate Group. Mr. Blank graduated from Syracuse University in 1967 and was awarded a Master's Degree in Business Administration (Finance Concentration) by Adelphi University in 1971. He is a member of the Urban Land Institute and the American Society of Real Estate Counselors. He has lectured before the Practicing Law Institute, the New York University Real Estate Institute, the Urban Land Institute and the International Council of Shopping Centers. He is a Trustee of the Crohn's & Colitis Foundation of America, Inc.

     Edward Blumenfeld, age 55, has been a principal of Blumenfeld Development Group, Ltd., a real estate development firm principally engaged in the development of commercial properties, since 1978.

     Samuel M. Eisenstat, age 55, has been engaged in the private practice of law for more than five years. Mr. Eisenstat serves as a director of various mutual funds managed by Sun America Asset Management and of UMB Bank & Trust Co. Mr. Eisenstat received a B.S. degree from New York University School of Commerce in 1961 and graduated from New York University School of Law.

     Edwin J. Glickman, age 63, has been Executive Vice President of Capital Lease Funding Corp. since January, 1995. Capital Lease makes loans to owners of properties net leased to investment grade tenants, funding such loans through securitization. Prior to that, Mr. Glickman was Chairman of the Glickman Organization, Inc. from April, 1991 to December 1994, and Chairman of the Executive Committee of Schoenfeld Glickman Maloy Inc. from May 1989. From 1977 to 1993 he was also associated with Sybedon Corporation as Vice Chairman. In such positions he has been engaged in real estate financial services, including mortgage brokerage, arranging joint ventures and equity financing. Mr. Glickman is a graduate of Dartmouth College. He is a guest speaker on real estate-related subjects at a number of conferences. Mr. Glickman is an Adjunct Assistant Professor of the Real Estate Institute of New York University.

     Arthur H. Goldberg, age 53, has been President of Manhattan Associates, LLC, a merchant and investment banking firm since February 1994. Prior to that, Mr. Goldberg was Chairman of Reich & Company, Inc. (formerly, Vantage Services, Inc.), a securities brokerage and investment brokerage firm from January 1990 to December 1993. Mr. Goldberg was employed by Integrated Resources, Inc. from its inception in December 1968, as President and Chief Operating Officer from May 1973 and as Chief Executive Officer from February 1989, until January 1990. Mr. Goldberg has been a member of the Bar of the State of New York since 1967. He is a graduate of New York University School of Commerce and its School of Law.

     Herbert Liechtung, age 65, has been associated with the Trust since its inception, and served as President of the Trust until February 29, 1996.

     William A. Rosoff, age 52, has been the Vice Chairman of Advanta Corporation, a financial services company, since January, 1996. Prior thereto, Mr. Rosoff was associated with the law firm of Wolf, Block, Schorr and Solis-Cohen ("Wolf, Block") since 1969, a partner since 1975. Mr. Rosoff is a past chairman of the firm's Executive Committee and is a past chairman of the firm's tax department. Mr. Rosoff serves on the Legal Activities Policy Board of Tax Analysts, the Tax Practice Advisory Board for Little, Brown & Company, and the Advisory Board for Warren, Gorham and Lamont's Journal of Partnership Taxation. He is a fellow of the American College of Tax Counsel. Mr. Rosoff serves as a member of the Board of Directors of the Philadelphia Chapter of the American Jewish Congress, and is a member of the Board of Regents of the Philadelphia chapter of the American Society for Technion. Mr. Rosoff earned a B.S. degree with honors from Temple University in 1964, and earned an LL.B. magna cum laude from the University of Pennsylvania Law School in 1967.

     Alfred D. Stalford, age 73, was previously engaged in the business of mortgage brokerage and real estate sales, principally involving commercial properties. He is presently retired from the mortgage brokerage business. Mr. Stalford has extensive mortgage loan and real estate experience and has served on a number of government commissions, including the California Commission of Housing and Community Development, the Board of Directors of the National Housing Conference, vice chairman of the Special Advisory Committee on Disposition of certain California surplus land and the Board of Directors of the California Exposition and Fair Corporation, a nonprofit corporation established by the State of California (of which he served as Chairman of the Board for a period of time).

     In addition, the Trust has established an Audit Committee which is presently comprised of Messrs. Blumenfeld, Eisenstat and Goldberg. The Audit Committee's duties include the review and oversight of all transactions between the Trust and its Trustees, officers, holders of 5% or more of its Shares or any affiliates, periodic review of the Trust's financial statements and meetings with the Trust's independent auditors. The Audit Committee met once during 1995.

     The Trust has also established a Compensation Committee which is presently comprised of Messrs. Blank, Glickman, Goldberg and Stalford. The Compensation Committee's duties include reviewing all compensation arrangements of the Trust with its officers and employees and considering changes and/or additions to such compensation arrangements, including stock option, pension and profit-sharing plans. The Compensation Committee acts as administrator of the 1989 Employee's Stock Option Plan. The Compensation Committee met once during 1995.

     The Trust has also established an Investment Committee which is presently comprised of Messrs. Blumenfeld, Glickman, Liechtung, Pashcow and Stalford. Mr. Eisenstat is presently an alternate member of the Investment Committee. The Investment Committee's duties include the approval of the Trust's investments, restructurings of investments and dispositions of investments, subject only to the restrictions on investments and investment policies set forth in the Trust's Declaration of Trust.

     The Board of Trustees established the Special Acquisition Committee to assist the Trust's management in the negotiation of the Ramco Acquisition. Messrs. Blank, Goldberg and Rosoff are the members of the Special Acquisition Committee.

     The Board of Trustees established the Spin-Off Committee to work with the Trust's management in the structuring and analysis of the Spin-Off Transaction and liquidation of certain assets of the Spin-Off Company. Messrs. Goldberg, Glickman and Blumenfeld are the members of the Spin-Off Committee.

     The Trust currently does not have a Nominating Committee.

     See Item 11, "Executive Compensation -- Compensation of Trustees" for a description of the compensation paid to (a) Messrs. Blumenfeld, Glickman and Goldberg for their services as members of the Spin-Off Committee and
(b) Messrs. Blank and Goldberg for their services as members of the Special Acquisition Committee.

     There are no family relationships between any Trustee or executive officer and any other Trustee or executive officer of the Trust; however, Steven Liechtung, the son of Herbert Liechtung, is a Vice President of the Trust.

     Upon the consummation of the Ramco Acquisition, Ramco will have the right, subject to compliance with the Trust's organizational documents, to designate four trustees (not less than two of whom shall be independent of Ramco, the Trust and their respective affiliates) to serve on the RPS Board. The Trust has agreed to exercise its best efforts to secure the resignation of four of its trustees as is necessary to enable the Ramco designees to be elected to the RPS Board. It is anticipated that Messrs. Pashcow, Liechtung, Goldberg and Blank, as well as Robert A. Meister, who has been designated by the Trust and will become a member of the RPS Board prior to the closing of the Ramco Acquisition, will serve as trustees of the Trust following such closing. It is anticipated that the two persons affiliated with Ramco who will become members of the RPS Board on the closing of the Ramco Acquisition will be Joel Gershenson and Dennis Gershenson.

     In addition, upon the consummation of the Ramco Acquisition, the RPS Board will appoint a non-voting Advisory Committee consisting of Michael A. Ward, Richard Gershenson and Bruce Gershenson. The members of the Advisory Committee will be available to consult with and advise the RPS Board as requested.

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

     Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Trust believes that, during the fiscal year ended December 31, 1995, all filing requirements applicable to its officers, Trustees and greater than ten percent beneficial owners were complied with.

Item 11. Executive Compensation.

Cash Compensation

     The following table sets forth information with respect to the cash compensation paid by the Trust for services rendered during the year ended December 31, 1995 to Mr. Pashcow, the Trust's Chairman, and the four other most highly compensated executive officers, whose total remuneration from the Trust exceeded $100,000 for such period:

                           SUMMARY COMPENSATION TABLE

                                                                                  Long-Term Compensation
                                                                                  ----------------------
                                 Annual Compensation                                    Awards
                    ---------------------------------------------------                 ------

 (a)                 (b)        (c)           (d)                (e)                    (g)                       (i)

                                                                Other                   Securities                All
                                                                Annual                  Underlying                Other
Name and                                                        Compen-                 Options/                  Compen-
Principal                       Salary         Bonus            sation                  SARs                      sation
Position             Year       ($)(1)         ($)(2)           ($)(3)                  (#) (4)                   ($)(5)
- ---------            ----       ------         ------           ------                  -------                   ------

Joel M.              1995       331,012          --             81,531                                             8,100
Pashcow              1994       321,650        19,172           97,828                                             8,100
Chairman(7)          1993       312,561         5,412           51,358                                            12,735

Herbert              1995       331,012          --             13,144                                             8,100
Liechtung            1994       321,650        38,342           16,054                                             8,100
President(6)         1993       312,561        11,023           11,049                                            12,735

Stanley              1995       167,964          --              2,520                                             8,100
Rappoport            1994       163,072          --              1,404                                             8,100
Executive            1993       158,314          --              1,404                                             8,625
Vice
President

Edwin R.             1995       114,860        18,000            3,085                                             7,748
Frankel              1994       111,514        18,000            3,029                                             7,535
Senior Vice          1993       108,262        18,000              348                                             6,837
President and
Treasurer

John J.              1995       113,869        17,600            1,404                                             7,574
Johnston, Jr.        1994       110,552        17,600            1,404                                             7,372
Vice Presi-          1993       107,330        17,600            1,404                                             6,822
dent-Real
Estate Counsel
and Secretary

- ---------------------

    (1) Includes car allowances payable to Messrs. Liechtung and Pashcow pursuant to the terms of their respective employment agreements.

    (2) Bonus amounts earned by Messrs. Liechtung and Pashcow for any year represents Distribution Incentive Bonus and Origination Bonus for that fiscal year earned pursuant to ten-year employment agreements expiring December 31, 1998.

    (3) Includes perquisites and other personal benefits for such officer, including certain life insurance premium payments paid on behalf of the named officers. Of the amounts reflected for Mr. Pashcow, $76,857 was paid during 1994 for tax and accounting services performed on behalf of Mr. Pashcow for the years 1992, 1993 and 1994 and $42,357 was paid for such services for 1995.

    (4) Each of the named officers were granted options to purchase Shares on December 6, 1989 at an exercise price of $5.75 per Share. In addition, pursuant to the Liechtung Termination Agreement (which is defined and described in "Employment Agreements--Liechtung Termination Agreement" below), Mr. Liechtung surrendered for cancellation his fully vested options to acquire 600,000 Shares. Pursuant to the Pashcow Termination Agreement (which is defined and described under "--Employment Agreements" below), Mr. Pashcow agreed to surrender for cancellation upon the closing of the Ramco Acquisition his fully vested options to acquire 600,000 Shares. Based on an offer to be made by the Trust, it is expected that the Trust will acquire simultaneously with the closing of the Ramco Acquisition the fully vested options held by Messrs. Frankel and Johnston, which aggregate 100,000 options, for a price of $.50 per option.

    (5) Includes discretionary contributions by the Trust to the RPS Realty Trust Retirement Savings Plan for such named officer's account, including forfeitures, if any.

    (6) Pursuant to the Liechtung Termination Agreement, Mr. Liechtung ceased to be an officer of the Trust as of February 29, 1996.
             See "-- Employment Agreements -- Liechtung Termination Agreement" below.

    (7) Pursuant to the Pashcow Termination Agreement, Mr. Pashcow will cease to be an executive officer of the Trust upon the consummation of the Ramco Acquisition. See "--Employment Agreements--Pashcow Termination Agreement" below.

Employment Agreements

     Existing Employment Arrangements. Joel M. Pashcow, the Chairman and President of the Trust, is employed pursuant to a ten-year employment agreement, expiring December 31, 1998. The employment agreement provides Mr. Pashcow with a base annual salary, adjusted annually by a percentage equal to the increase in the Consumer Price Index - All Items for the New York Metropolitan Area (which increase in any year may not be less than 3% nor more than 8%). Mr. Pashcow's base annual salary for the years ended December 31, 1994 and December 31, 1995 was $312,050 and $321,412, respectively.

     Pursuant to the terms of his employment agreement, Mr. Pashcow is entitled to receive a Distribution Incentive Bonus in an amount equal to 3.75% of the amount, if any, by which the Trust's Qualifying Distributions (as defined below) in any calendar year exceed the Target Distribution (as defined below) for that year. The Target Distribution is determined on a cumulative, non-interest bearing basis, commencing January 1, 1989. "Qualifying Distributions" are defined as all distributions by the Trust attributable to any taxable year to the extent they do not exceed 100% of REIT Taxable Income (as defined in the Code). The "Target Distribution" for each year is $22,000,000, subject to certain adjustments. Mr. Pashcow did not receive a Distribution Incentive Bonus for either 1994 or 1995.

     Mr. Pashcow is entitled to receive 100% of the Distribution Incentive Bonus for any period he is employed by the Trust, through the year 2001. If Mr. Pashcow's employment terminates prior to December 31, 1998, he is entitled to receive a portion of the Distribution Incentive Bonus payable in the year of such termination, based upon a vesting schedule set forth in his employment agreement; based upon such schedule, as of December 31, 1995, Mr. Pashcow would be entitled to receive 100% of any such bonus payable upon termination of his employment. If the employment of Mr. Pashcow is terminated on or after December 31, 1998, Mr. Pashcow is entitled to receive the Distribution Incentive Bonus through 2001, based upon a formula set forth in his employment agreement.

     Mr. Pashcow received an Origination Bonus equal to .1175% of the amount of investments for which a formal commitment is executed by the Trust during the term of his employment agreement and which are subsequently consummated, subject to reduction for investments of less than three years. Mr. Pashcow received an Origination Bonus of $19,172 during 1994. Mr. Pashcow did not receive and Origination Bonus during 1995.

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

     Mr. Pashcow has agreed during the term of his employment agreement, and for two years after such time as he voluntarily ceases to be an employee of the Trust prior to the expiration of such term (except for reasons of material breach by the Trust or the occurrence of an acquisition event described in the following paragraph), not to engage in any business ventures which compete with the Trust's mortgage lending business.

     In the event of, among other things, a change in the business carried on by the Trust having the effect that its business ceases to be primarily the business of mortgage lending (an "Acquisition Event"), Mr. Pashcow, upon the delivery of timely notice to the Trust, may terminate his employment agreement with the Trust. In such event, the Trust must pay to the officer a sum calculated by multiplying the average of the officer's annual compensation for the three calendar years prior to the year in which the event occurs by: (i) four, if the event occurs in calendar years 1993 through 1995; or (ii) three, if the event occurs in calendar years 1996 through 1998.

     Pursuant to the Pashcow Termination Agreement, dated as of March 26, 1996 between the Trust and Joel M. Pashcow, Chairman and President of the Trust (the "Pashcow Termination Agreement"), Mr. Pashcow will receive two severance payments totaling an aggregate of $1,910,416 (exclusive of interest at a rate of 7.75% on $1,600,000 of which will be deferred and paid on January 15, 1997) and will receive an origination bonus of $79,800 pursuant to his existing employment agreement, in consideration of the termination of his employment agreement with the Trust that runs through December 31, 1998 and provides for a current base salary of approximately $340,000 as well as certain performance based bonuses (discussed above), and the surrender of his fully vested options to acquire 600,000 Shares at an exercise price of $5.75 per Share (subject to adjustment as set forth in the 1989 Employees' Stock Option Plan (the "Employee Plan")).

     Liechtung Termination Agreement. Prior to the effective date of the Amended and Restated Liechtung Termination Agreement dated as of February 29, 1996 (the "Liechtung Termination Agreement"), Mr. Liechtung was employed by the Trust pursuant to an employment agreement substantially identical to that of Mr. Pashcow as described above, except that Mr. Liechtung was entitled to receive an annual Origination Bonus equal to .235% of the amount of investments for which a formal commitment is executed, as described above. Pursuant to the Liechtung Termination Agreement, effective as of February 29, 1996, Mr. Liechtung received a lump sum severance payment of $1,478,402, and will receive an origination bonus of $159,800 if the Ramco Acquisition is consummated on or before June 10, 1996, in consideration of the termination of his employment agreement with the Trust and the surrender of his fully vested options to acquire 600,000 Shares at an exercise price of $5.75 per Share (subject to adjustment as set forth in the Employee Plan). Neither the Trust nor Mr. Liechtung has any further obligations under Mr. Liechtung's employment agreement, except that the Trust continues to be obligated to perform its indemnification obligations thereunder.

Severance and Other Arrangements with Executive Officers and
Certain Key Employees

     On August 9, 1994, the RPS Board adopted a resolution authorizing the Trust to adopt a severance policy pursuant to which each employee (other than Messrs. Liechtung and Pashcow, who are not covered by such policy) whose employment with the Trust is terminated after such date would be entitled to receive from the Trust an amount equal to one month's salary for each year that such employee was employed by the Trust (and/or the Trust's predecessors), up to a maximum of 12 months' salary. In addition, in connection with the negotiation of the Ramco Acquisition, the RPS Board determined that it was necessary to enter into arrangements with certain of the executive officers and key employees of the Trust, to induce such individuals to remain in the employ of the Trust at least through the consummation of the Ramco Acquisition. Accordingly, on August 9, 1994, the RPS Board authorized the payment to Messrs. Edwin Frankel, Stanley Rappoport and Steven Liechtung of bonuses (in addition to the severance arrangements described above) equal to 100% of six months' salary (with respect to Mr. Frankel) and 25% of six months' salary (with respect to Messrs. Rappoport and Steven Liechtung), which bonuses would be paid only in the event that such employee is employed by the Trust upon the consummation of the Ramco Acquisition. On February 8, 1995, in recognition of the fact that the Ramco Acquisition was not expected to be consummated for several more months, the Compensation Committee of the RPS Board and the members of the Special Acquisition Committee authorized an increase in Mr. Frankel's bonus to 100% of seven months' salary; authorized the payment to Mr. Rappoport of severance pay equal to 100% of six months' base salary (in lieu of the standard severance arrangements described above), in addition to the bonus payment referred to above; and authorized an increase in Mr. Steven Liechtung's bonus to 100% of four months' salary. On March 15, 1996, the Compensation Committee, upon the recommendation of the Special Acquisition Committee, approved an additional bonus of $50,000 payable to Mr. Frankel. The payments made and to be made to each of Messrs. Frankel, Rappoport and Johnston, each of whom are executive officers of the Trust, pursuant to the severance and/or bonus arrangements described above, will be approximately $272,000, $119,000 and $135,000, respectively, assuming the Ramco Acquisition is consummated on April 30, 1996.

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

     Pursuant to the terms of the Ramco Acquisition, it is currently anticipated that the Trust's retirement savings plan will be terminated.

     The Trust adopted and its shareholders approved the Employee Plan. The Employee Plan provides for the granting to employees of the Trust of options to purchase up to an aggregate of 1,550,000 Shares. The plan is administered by the Compensation Committee of the RPS Board, which determines the individuals to whom and the times at which options are granted and the number of Shares to be subject to each option.

        Options granted under the Employee Plan become exercisable after one year following the date of grant with respect to 20% of the Shares covered thereby, with additional 20% increments becoming exercisable cumulatively on the next four succeeding anniversary dates from the date of grant. Shares subject to options may be purchased for cash and/or by delivery of Shares having an equivalent fair market value. The exercise price is 100% of the fair market value of the Shares on the date of grant. Unexercised options expire ten years from their date of grant.

        On December 6, 1989, the Trust granted options to purchase an aggregate of 1,355,000 Shares at an exercise price of $5.75 per Share under the Employee Plan, of which options to purchase 1,325,000 Shares remain outstanding as of December 31, 1995. The following table sets forth information as to all options to purchase the Shares which were granted pursuant to the Employee Plan to each of the Trust's five most highly compensated officers:

                                          NUMBER OF                 NUMBER OF                NUMBER OF
NAME OF INDIVIDUAL                     SHARES SUBJECT             SHARES VESTED           SHARES ACQUIRED
OR NUMBER IN GROUP                  TO OPTIONS GRANTED(1)(3)     AS OF 3/15/96(1)(3)       UPON EXERCISE
- --------------------------------------------------------------------------------------------------------

Herbert Liechtung(1)                       --                          --                      --
Joel M. Pashcow(2)                      600,000(2)                  600,000(2)                 --
Edwin R. Frankel                           50,000                    50,000                    --
John J. Johnston, Jr.                      50,000                    50,000                    --
Stanley Rappoport                              --                        --                    --
                                        ---------                   ---------

- --------------------

(1) Pursuant to the Liechtung Termination Agreement, Mr. Liechtung surrendered his 600,000 Share options to the Trust for cancellation.

(2) Pursuant to the Pashcow Termination Agreement, Mr. Pashcow agreed to surrender his 600,000 Share options to the Trust upon the closing of the Ramco Acquisition.

(3) In connection with the Ramco Acquisition, the Trust intends to make an offer to all employees of the Trust (other than Mr. Pashcow), who collectively hold an aggregate of 125,000 fully vested options, to acquire their respective options at an exercise price of $.50 per option.

     As of March 15, 1996, to the best of the Trust's knowledge, no options issued pursuant to the Employee Plan had been exercised. Upon the closing of the Ramco Acquisition, it is expected that all of the options previously granted under the Employee Plan will have been surrendered for cancellation.

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

          Pursuant to recently adopted rules designed to enhance disclosure of companies' policies toward executive compensation, set forth below is a report of the Compensation Committee addressing the Trust's compensation policies for 1995 as they affected the Trust's principal executive officer, Joel M. Pashcow, the Chairman and President of the Trust, and its four other most highly paid executives, Herbert Liechtung, Stanley Rappoport, John J. Johnston, Jr. and Edwin R. Frankel, the former President, Executive Vice President, Vice President-Real Estate Counsel and Secretary and Senior Vice President and Treasurer, respectively, of the Trust.

           The compensation of Mr. Pashcow is set pursuant to a ten-year employment agreement between Mr. Pashcow and the Trust, the terms of which are described above under the heading "--Employment Agreements." As described in such section, this employment agreement contains provisions for, among other things,calculating the base salary paid to Pashcow, as well as the formula used to determine bonus payments to Mr. Pashcow.

           Base salary for Mr. Pashcow is adjusted annually to reflect cost-of-living increases, subject to certain limitations. The bonus payments payable to Mr. Pashcow pursuant to his employment contract relates directly to the Trust's performance and the individual performance of Mr. Pashcow; the Distribution Incentive Bonus is payable only to the extent that distributions to the Trust's shareholders during a fiscal year exceed a specified amount, and the Origination Bonus is paid only to the extent that the Trust succeeds in making certain long-term investments. As described above, Mr. Pashcow did not receive a Distribution Incentive Bonus for either 1994 or 1995, and an Origination Bonus paid during 1994 equalled $19,172 for Mr. Pashcow. The Trust also provided certain other benefits to Mr. Pashcow during 1995 pursuant to such employment agreement in the form of non-cash compensation, for items such as professional fees and insurance. In addition, as described above under the heading "Compensation Plans," in 1989 the Trust issued to Mr.

Pashcow, pursuant to the provisions of the Trust's 1989 Employees' Stock Option Plan, options to purchase up to 600,000 of the Trust's Shares. Mr. Pashcow also participates in medical, retirement and other benefit plans available to other officers and employees of the Trust. Mr. Pashcow has participated in the deliberations of the Compensation Committee, but did not vote, with respect to the compensation of the other members of the Trust's senior management.

          The Compensation Committee did not negotiate or separately pass upon the payments to be made to Messrs. Liechtung or Pashcow pursuant to the Liechtung Termination Agreement or the Pashcow Termination Agreement, respectively. As described above, the terms of the Liechtung Termination Agreement and the Pashcow Termination Agreement were negotiated by the Special Acquisition Committee, and were unanimously approved by the members of the RPS Board (other than Messrs. Liechtung and Pashcow).

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

           In view of the recent adverse economic climate and its effect on the real estate industry generally and the Trust's performance specifically, compensation increases for Messrs. Rappoport, Johnston and Frankel were limited this past year to cost-of-living adjustments to base salary. In addition, Messrs. Johnston and Frankel received bonus payments equal to the bonus payments paid to such officers for 1994. As stated above, these bonuses constitute a component of such officers' base compensation; the Compensation Committee believes that failure to pay such bonuses could adversely affect morale and put the Trust at a competitive disadvantage in its ability to attract and retain qualified individuals. The aggregate compensation paid to Messrs. Rappoport, Johnston and Frankel for 1995 is less than that paid in 1994, after taking into account the impact of inflation. In addition to the compensation described above, Messrs. Johnston and Frankel each received, in 1989, options to purchase the Trust's Shares pursuant to the Employee Plan.

           In addition, as described above under "Severance and Other Arrangements with Executive Officers and Certain Key Employees," the Compensation Committee reviewed the additional bonuses and other payments to be paid to Messrs. Frankel and Rappoport which were authorized by the RPS Board in order to induce such individuals to remain in the employment of the Trust through the consummation of the Ramco Acquisition. (The Compensation Committee did not separately approve the severance and other arrangements approved by the RPS Board in August, 1994). As described above, the Compensation Committee, after taking into account the extended time period during which the Ramco Acquisition was expected to be consummated, determined to increase such payments (as described above). The Compensation Committee determined that the services provided by Messrs. Frankel and Rappoport were essential to the Trust's well-being, and that failure to retain the services of such individuals, at a time when the Ramco Acquisition has not been consummated, could have an adverse effect on the Trust. Accordingly, the Compensation Committee, together with the Special Acquisition Committee, authorized the special bonus and other payments to Messrs. Frankel and Rappoport which are described above.

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

                  Members of the Compensation Committee:

                  Stephen R. Blank         Arthur H. Goldberg

                  Edwin J. Glickman        Alfred D. Stalford

Compensation of Trustees

           The Independent Trustees each received $20,000 in compensation for serving as a Trustee in 1995, plus reimbursement of travel expenses and other out-of-pocket disbursements incurred in connection with attending any meetings. Trustees do not receive any additional compensation for attending meetings or for serving on any committees of the Board. Messrs. Pashcow, Liechtung and Rosoff do not receive any compensation for their services as Trustees.

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

           Options granted under the 1989 Trustees' Stock Option Plan became exercisable after one year following the date of grant with respect to 50% of the Shares covered thereby, and the remaining 50% became exercisable on the next succeeding anniversary date from the date of grant. Shares subject to the options may be purchased for cash and/or by delivery of Shares having an equivalent fair market value. The exercise price is 100% of the fair market value of the Shares on the date of grant. Unexercised options expire ten years from their date of grant.

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

           All Trustees who have been granted options under the 1989 Trustees' Stock Option Plan have advised the Trust that they will surrender their options to the Trust, without consideration, upon the closing of the Ramco Acquisition.

Compensation of Certain Special Acquisition Committee Members

           On April 17, 1994, the RPS Board authorized the payment of $75,000 to be paid to each of Messrs. Blank and Goldberg in their capacities as members of the Special Acquisition Committee. On October 11, 1994, in recognition of the expectation that the Ramco Acquisition would not be consummated for several more months, the RPS Board authorized the payments to each of Messrs. Blank and Goldberg of an additional $50,000 in their capacities as members of the Special Acquisition Committee. On April 3, 1995, in recognition of the expectation that the Ramco Acquisition would not be consummated for several more months, the RPS Board authorized the payments to each of Messrs. Blank and Goldberg of an additional $50,000 in their capacities as members of the Special Acquisition Committee. In December 1995, in recognition of the expectation that the Ramco Acquisition would not be consummated for several more months, the RPS Board authorized and the Trust paid the payments to each of Messrs. Blank and Goldberg of an additional $100,000 in their capacities as members of the Special Acquisition Committee. Mr. Rosoff does not receive any compensation for his service on such committee. These payments have already been made and will be retained by Messrs. Blank and Goldberg regardless of whether the Ramco Acquisition is consummated.

Compensation of Spin-Off Committee Members

           On April 13, 1995, the RPS Board authorized the payment of $25,000 to be paid to each of Messrs. Goldberg, Blumenfeld and Glickman in their capacities as members of the Spin-Off Committee. These payments have already been made and will be retained by Messrs. Goldberg, Blumenfeld and Glickman regardless of whether the Spin-Off Transaction occurs.

Performance Graph



             Date            Mortgage        Equity     S&P 500        RPS        RPS           Value of
                              REIT            REIT                                Price          Shares
                             Index           Index

      1       Dec-90         100             100        100           100          5.375        5985.819574
      2       Jan-91         107.81          110.94     104.42        104          5.375        6230.820562
      3       Feb-91         115.94          112.95     111.9         111          5.75         6665.528973
      4       Mar-91         123.28          122.74     114.56        119          6.125        7100.237384
      5       Apr-91         125.93          125.85     114.88        111          5.75         6665.528973
      6       May-91         131.74          127.25     119.8         122          6.125        7332.08187
      7       Jun-91         128.72          123.7      114.32        125          6.25         7481.716194
      8       Jul-91         130.24          126.19     119.67        122          6.125        7332.08187
      9       Aug-91         130.86          125.68     122.49        119          5.75         7117.499882
     10       Sep-91         134.68          128.76     120.48        119          5.75         7117.499882
     11       Oct-91         136.87          127.34     122.09        106          5.125        6343.858591
     12       Nov-91         136.83          126.64     117.16        112          5.25         6693.544455
     13       Dec-91         131.83          135.7      130.55        104          4.875        6215.434136
     14       Jan-92         141.06          142.3      128.12        115          5.25         6884.788582
     15       Feb-92         139.06          138.9      129.76        120          5.5          7212.635657
     16       Mar-92         138.22          136.6      127.22        112          5.125        6720.865044
     17       Apr-92         140.23          136.11     130.92        107          4.875        6393.017969
     18       May-92         140.24          142.06     131.63        119          5.25         7096.628231
     19       Jun-92         138.26          140.2      129.72        121          5.375        7265.595569
     20       Jul-92         138.72          146.29     134.95        127          5.625        7603.530247
     21       Aug-92         130.34          146.74     132.22        128          5.5          7632.817919
     22       Sep-92         134.2           149.76     133.74        128          5.5          7632.817919
     23       Oct-92         132.35          149.57     134.22        125          5.375        7459.344785
     24       Nov-92         133.65          152.74     138.75        128          5.375        7672.468921
     25       Dec-92         134.36          155.49     140.56        119          5            7137.180392
     26       Jan-93         144.07          165.47     141.59        126          5.125        7529.725313
     27       Feb-93         146.24          174.37     143.5         129          5.25         7713.37715
     28       Mar-93         149.12          189.14     146.59        104          4.25         6244.162455
     29       Apr-93         139.86          180.81     142.99         95          3.875        5693.206944
     30       May-93         140.47          177.95     146.86         97          3.875        5807.071083
     31       Jun-93         142.71          183.71     147.34         88          3.5          5245.096462
     32       Jul-93         145.57          186.92     146.65         88          3.5          5245.096462
     33       Aug-93         147.48          191.54     152.23         93          3.625        5556.590966
     34       Sep-93         153.61          200.89     151.11         93          3.625        5556.590966
     35       Oct-93         155.36          197.06     154.18        106          4.125        6323.017307
     36       Nov-93         152.75          186.37     152.73         98          3.75         5866.870017
     37       Dec-93         153.91          186.06     154.6         101          3.875        6062.432351
     38       Jan-94         160.7           191.47     159.78        103          3.875        6191.764241
     39       Feb-94         154.96          199.79     155.47        107          4            6391.498571
     40       Mar-94         142.93          192.39     148.71        103          3.875        6191.764241
     41       Apr-94         143.24          195.66     150.64         93          3.5          5592.56125
     42       May-94         141.55          200.01     153.1         112          4.125        6723.05756
     43       Jun-94         137.38          195.93     149.31        116          4.25         6926.786577
     44       Jul-94         140.47          194.97     154.26        119          4.375        7130.515594
     45       Aug-94         144.02          195.55     160.53        121          4.375        7260.902165
     46       Sep-94         136.67          191.92     156.67        121          4.375        7260.902165
     47       Oct-94         129.33          185.27     160.25        114          4.125        6845.99347
     48       Nov-94         121.77          178.9      154.37        117          4.125        6978.764252
     49       Dec-94         116.51          191.95     156.63        124          4.375        7401.719661
     50       Jan-95         124.81          187.76     160.7         117          4.125        6978.764252
     51       Feb-95         140.47          192.4      166.93        124          4.375        7401.719661
     52       Mar-95         141.17          191.63     171.87        131          4.625        7824.67507
     53       Apr-95         144.25          191.58     176.88        131          4.625        7824.67507
     54       May-95         154.18          199.72     183.86        133          4.625        7953.079995
     55       Jun-95         157.13          202.9      188.18        129          4.5          7738.131887
     56       Jul-95         158.68          206.4      194.45        122          4.25         7308.235671
     57       Aug-95         171             208.87     194.98        128          4.375        7664.79665
     58       Sep-95         173.67          212.46     203.14        132          4.5          7883.79084
     59       Oct-95         177.37          207.9      202.43        124          4.25         7445.80246
     60       Nov-95         181.56          209.8      211.34        130          4.375        7804.952931
     61       Dec-95         190.39          221.26     215.25        138          4.625        8250.950242


Item 12.   Security Ownership of Certain Beneficial Owners and Management.

           As of March 15, 1996, the following person was known by the Trust to be the beneficial owner of more than five percent of the Shares of the Trust (based solely upon a Schedule 13D and a Schedule 13G filed with the Securities and Exchange Commission in December 1989 and February 5, 1996, respectively):

                                                          AMOUNT AND
                           NAME AND                       NATURE OF              PERCENT
                          ADDRESS OF                      BENEFICIAL               OF
TITLE OF CLASS          BENEFICIAL OWNER                   OWNERSHIP              CLASS
- --------------          ----------------                  ----------             -------
Shares of               Poff & Co. (Trustee for           1,724,595               6.1%
beneficial                Policemen and Firemen           Shares
interest,                 Retirement System of            owned
$.10 par value            the City of Detroit)            directly
                        c/o Manufacturers National
                          Bank of Detroit
                        P.O. Box 1319
                        Detroit, Michigan  48231

Shares of               Ryback Management Corp.           2,240,100               7.9%
beneficial              and/or Lindner                    Shares
interest,               Investment Series Trust,          owned as
$.10 par                in a fiduciary capacity           fiduciary
value                   for Lindner Growth Fund           with sole
                        c/o Ryback Management             voting and
                        Corporation                       disposition
                        7711 Carondelet Avenue,           power
                        Box 16900,
                        St. Louis, Missouri
                        63105


           The following table sets forth as of March 15, 1995 information as to security ownership of each Trustee and of all Trustees and executive officers as a group, of the Shares:

                                   AMOUNT AND
                                   NATURE OF
                                   BENEFICIAL           PERCENT
NAME OF BENEFICIAL OWNER           OWNERSHIP(1)(9)      OF CLASS(9)
- ------------------------           ---------            --------
Joel M. Pashcow(2)                  1,345,234              4.7%
Herbert Liechtung(3)                  378,243              1.3%
Arthur H. Goldberg(4)                 245,900                 *
Alfred D. Stalford(5)                  54,000                 *
Stephen R. Blank(6)                    57,850                 *
Samuel M. Eisenstat(7)                 51,000                 *
Edward Blumenfeld                      51,000                 *
William A. Rosoff(8)                   69,200                 *
Edwin J. Glickman                      50,000                 *

All Trustees and executive
officers as a group
(12 persons)                        2,431,077               8.5%

- -----------------------

*      Less than 1% of class.

(1)    All amounts are owned directly unless stated otherwise.

(2) Includes 207,127 Shares held in an IRA account for the benefit of Mr. Pashcow, a retirement savings plan and a pension and profit sharing account, 381,300 Shares owned by an irrevocable trust of which Mr. Pashcow is a trustee, an irrevocable trust for his daughter and a foundation of which Mr. Pashcow is a trustee (for all of which trusts Mr. Pashcow has shared voting and investment powers) and 600,000 Shares which Mr. Pashcow has a currently exercisable option to purchase, but which Mr. Pashcow has agreed to surrender for cancellation upon the closing of the Ramco Acquisition pursuant to the Pashcow Termination Agreement. Mr. Pashcow disclaims beneficial ownership of the Shares owned by the foundation and each of the trusts.

(3) Includes 170,058 Shares owned by Mr. Liechtung's wife, 208,184 Shares held in an IRA account for the benefit of Mr. Liechtung and a retirement savings plan. Mr. Liechtung disclaims beneficial ownership of the Shares owned by his wife. Pursuant to the terms of the Liechtung Termination Agreement, Mr. Liechtung ceased to be an executive officer of the Trust as of February 29, 1996.

(4) Includes 156,500 Shares owned by Mr. Goldberg's wife, 15,000 Shares owned by trusts for his daughters and 24,400 Shares owned by a pension trust. Mr. Goldberg disclaims beneficial ownership of the Shares owned by his wife and the trusts for his daughters.

(5) Includes 3,000 Shares held in an IRA account for which Mr. Stalford has sole voting and investment power.

(6) Includes 5,650 Shares owned by trusts for Mr. Blank's daughters and 2,200 Shares held in an IRA account for the benefit of Mr. Blank. Mr. Blank disclaims beneficial ownership of the Shares owned by the trusts for his daughters.

(7) Includes 1,000 Shares held in an IRA account for which Mr. Eisenstat has sole voting and investment power.

(8) Includes 18,200 Shares held by Mr. Rosoff as trustee for his sister, Barbara Rosoff, pursuant to a trust indenture dated December 30, 1991.

(9) Includes Shares subject to stock options granted by the Trust which are currently exercisable or which will become exercisable within sixty days, including options issued to Independent Trustees under the 1989 Trustees' Stock Option Plan which shall be surrendered to the Trust, without consideration, upon the closing of the Ramco Acquisition. See Item 11, "Executive Compensation -- Compensation of Trustees."

Item 13.  Certain Relationships and Related Transactions.

       Certain members of management have substantial interests in the transactions contemplated by the Ramco Acquisition that will not be available to shareholders generally, including the following (i) pursuant to the Liechtung Termination Agreement, Herbert Liechtung, the former President and a Trustee of the Trust, received a lump sum severance payment of $1,478,402, and will receive an origination bonus of $159,800 if the Ramco Acquisition is consummated on or before June 10, 1996, in consideration of the termination of his employment agreement with the Trust and the surrender of his fully vested options to acquire 600,000 shares at an exercise price of $5.75 per share, (ii) pursuant to the Pashcow Termination Agreement, the Trust will pay to Mr. Pashcow, following the closing of the Ramco Acquisition, two severance payments totaling an aggregate of $1,910,416 (exclusive of interest at a rate of approximately 7.75% on $1,600,000 of which will be deferred and paid on January 15, 1997), and will receive an origination bonus of $79,900 pursuant to his existing employment agreement, in consideration of the termination of his employment agreement with the Trust and the surrender of his fully vested options to acquire 600,000 shares at an exercise price of $5.75 per share, (iii) Messrs. Liechtung and Pashcow and will continue as members of the RPS Board of the Trust upon consummation of the Ramco Acquisition pursuant to which they will receive compensation to be paid to all non-management Trustees of $20,000 per annum, (iv) the non-continuing employees of the Trust, other than Messrs. Liechtung and Pashcow, have or will receive severance and stay bonus payments aggregating approximately $829,000, assuming the Ramco Acquisition is consummated on April 30, 1996, (v) based on an offer to be made by the Trust, certain non-continuing employees (other than Mr. Pashcow) who hold fully vested options to acquire an aggregate of 125,000 Shares at an exercise price of $5.75 per Share will receive an aggregate of $62,500 in consideration of the surrender of such options, and (vi) Edwin R. Frankel, Senior Vice President and Treasurer of the Trust, will become an executive officer of the Spin-Off Company and receive compensation of $60,000 per annum upon the closing of the Ramco Acquisition.

         Steven Liechtung, the son of Herbert Liechtung, is a Vice President of the Trust. Steven Liechtung received compensation aggregating $136,241 for services rendered in all capacities to the Trust during the year ended December 31, 1995. In addition, on December 6, 1989, Steven Liechtung was granted options to purchase 20,000 Shares, at an exercise price of $5.75 per share, pursuant to the 1989 Employees' Stock Option Plan. The options are currently exercisable with respect to 100% of the Shares covered thereby. In addition, Steven Liechtung is eligible to receive certain severance and other payments described above.

         On August 9, 1994, the RPS Board adopted a resolution authorizing the Trust to adopt a severance policy pursuant to which each employee (other than Messrs. Liechtung and Pashcow, who are not covered by such policy) whose employment with the Trust is terminated after such date would be entitled to receive from the Trust an amount equal to one month's salary for each year that such employee was employed by the Trust (and/or the Trust's predecessors), up to a maximum of 12 months' salary. In addition, in connection with the negotiation of the Ramco Acquisition, the RPS Board determined that it was necessary to enter into arrangements with certain of the executive officers and key employees of the Trust, to induce such individuals to remain in the employ of the Trust at least through the consummation of the Ramco Acquisition. Accordingly, on August 9, 1994, the RPS Board authorized the payment to Messrs. Edwin Frankel, Stanley Rappoport and Steven Liechtung of bonuses (in addition to the severance arrangements described above) equal to 100% of six month's salary (with respect to Mr. Frankel) and 25% of six months' salary (with respect to Messrs. Rappoport and Steven Liechtung), which bonuses would be paid only in the event that such employee is employed by the Trust upon the consummation of the Ramco Acquisition. On February 8, 1995, in recognition of the fact that the Ramco Acquisition was not expected to be consummated for several more months, the

Compensation Committee of the RPS Board and the members of the Special Acquisition Committee authorized an increase in Mr. Frankel's bonus to 100% of seven months' salary; authorized the payment to Mr. Rappoport of severance pay equal to 100% of six months' base salary (in lieu of the standard severance arrangements described above), in addition to the bonus payment referred to above; and authorized an increase in Mr. Steven Liechtung's bonus to 100% of four months' salary. On March 15, 1996, the Compensation Committee, upon the recommendation of the Special Acquisition Committee, approved an additional bonus of $50,000 payable to Mr. Frankel. The payments made and to be made to each of Messrs. Frankel, Rappoport and John Johnston, Jr., each of whom are executive officers of the Trust, pursuant to the severance and/or bonus arrangements described above, will be $272,000, $119,000 and $135,000, respectively, assuming the Ramco Acquisition is consummated on April 30, 1996.

         The law firm of Wolf, Block has served as special real estate and Tax counsel to the Trust in connection with the Ramco Acquisition. During 1995, Wolf, Black received approximately $809,615 in legal fees for services provided to the Trust in connection with the Ramco Acquisition and other matters. William
A. Rosoff, a member of the RPS Board, was a partner of Wolf, Block until January 15, 1996.

         See Item 11, "Executive Compensation -- Compensation of Certain Special Acquisition Committee Members and -- Compensation of Spin-Off Committee
Members" above for a discussion of payments made by the Trust to certain members of the Special Acquisition Committee and to members of the Spin-Off Committee during 1995.

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

Financial Statements, Schedules and Exhibits

(a)(1)     Financial Statements
           See pages F-1 through F-22, which are included herein.

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

10.5 Asset and Stock Purchase Agreement dated as of November 1, 1988 among Integrated, RPS Advisory Corp., Resources Pension Advisory Corp. and the Trust, including as exhibits: (i) Note Issuance Agreement, dated as of Decem- ber 28, 1988, by and between Integrated, Resources Pension Advisory Corp., and the Trust; and (ii) Note of the Trust dated December 28, 1988, incorporated by reference to Exhibit 2E to the Trust's Current Report on Form 8-K, dated December 28, 1988.


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

10.17 Assignment of Mortgages dated January 25, 1994 between Rector Hylan Corporation and the Trust, incorporated by reference to Exhibit 10.17 to the Trust's Annual Report on Form 10-K for the year ended December 31, 1994.

10.18      Certificate of Reduction of Debt dated January 25,
           1995, executed by the Trust, incorporated by reference to Exhibit 10.18 to the Trust's Annual
           Report on Form 10-K for the year ended December 31, 1994.

10.19 Agreement of Sale dated May 20, 1993 between Morristown-Chester Plaza Associates, L.P. and Chester Plaza Shops, Inc., as contemplated by an amendment thereto dated July 11, 1994, incorporated by reference to Exhibit 10.19 to the Trust's Annual Report on Form 10-K for the year ended December 31, 1994.

10.20 Bargain and Sale Deed dated July 11, 1994 between Morristown- Chester Plaza Associates, L.P. and Chester Plaza Shops, Inc., incorporated by reference to Exhibit 10.20 to the Trust's Annual Report on Form 10-K for the year ended December 31, 1994.

10.21 Settlement Agreement dated as of June, 1994 between the Trust and Norgate Plaza Limited Partnership, incorporated by reference to Exhibit 10.21 to the Trust's Annual Report on Form 10-K for the year ended December 31, 1994.

10.22 Addendum to Settlement Agreement dated June, 1994 between the Trust and Norgate Plaza Limited
           Partnership, incorporated by reference to Exhibit
           10.22 to the Trust's Annual Report on Form 10-K for the year ended December 31, 1994.

10.23 Purchase Agreement dated June, 1994 between Norgate Plaza Limited Partnership and Norgate Shops Corp., incorporated by reference to Exhibit 10.23 to the Trust's Annual Report on Form 10-K for the year ended December 31, 1994

10.24 Addendum to Purchase Agreement dated June, 1994 between Norgate Shops Corp. and Norgate Plaza Limited Partnership, incorporated by reference to
           Exhibit 10.24 to the Trust's Annual Report on Form 10-K for the year ended December 31, 1994.

10.25 Quitclaim Deed dated June 13, 1994 between Norgate Plaza Limited Partnership and Norgate Shops Corp., incorporated by reference to Exhibit 10.25 to the Trust's Annual Report on Form 10-K for the year ended December 31, 1994

10.26      Letter of Intent dated July 14, 1994 between the
           Trust and Ramco-Gershenson, Inc. (incorporated by reference to Exhibit 99 to the Trust's Current
           Report on Form 8-K dated July 28, 1994).

10.27 Letter Agreement dated as of June 8, 1994 between the Trust and Dean Witter Reynolds, Inc., incorporated by reference to Exhibit 10.27 of the Trust's Annual Report on Form 10-K for the year ended December 31, 1994.

10.28 Master Agreement, dated as of April 10, 1995 between the Trust, Ramco-Gershenson, Inc. and each of the parties signatory thereto (incorporated by reference to Exhibit
           2.1 to the Trust's Current Report on Form 8-K dated
           April 24, 1995).

10.29 Amended and Restated Termination Agreement, dated as of February 29, 1995 between the Trust and Herbert Liechtung.

10.30 Amended and Restated Master Agreement dated as of December 27, 1995 between the Trust, Ramco-Gershenson, Inc. and each of the parties signatory thereto (incorporated by reference to Exhibit 2.1 to the Trust's Current Report on Form 8-K dated January 10, 1996).

10.31      First Amendment to Amended and Restated Master
           Agreement dated as of March 19, 1996 (incorporated by reference to the Trust's Current Report on Form
           8-K dated March 28, 1996).

10.32 Termination Agreement dated as of March 28, 1996 between the Trust and Joel M. Pashcow, Chairman and
           President of the Trust.

21.1       List of Subsidiaries.

23.1 Consent of Independent Auditors with respect to the Trust's Registration Statement on Form S-3, filed with the Commission on April 25, 1989.

23.2 Consent of Independent Auditors with respect to the Trust's Registration Statement on Form S-8, filed with the Commission on November 22, 1990.

27.1       Financial Data Schedule.

28.1 Distribution Reinvestment and Trust Agreement, including Distribution Reinvestment Plan, made as of January 1, 1991 between the Trust and American Stock Transfer and Trust Company, incorporated by reference to Exhibit 28.1 to the Trust's Annual Report on Form 10-K for the year ended December 31, 1990.

28.2 Description of Rector Hylan loan, incorporated by reference into Item 1 of this Report, from the Trust's Current Report on Form 8-K dated February
           23, 1990.

99.1 Pages 27 to 33 of the Trust's definitive proxy statement, dated and filed with the Securities and Exchange Commission on March 28, 1996, relating to a special meeting of shareholders to be held on April 29, 1996.

           (b) Reports on Form 8-K filed during the last quarter of the fiscal year: None.

RPS REALTY TRUST AND SUBSIDIARIES

TABLE OF CONTENTS


                                                                        PAGE
                                                                        ----
INDEPENDENT AUDITORS' REPORT                                            F-2

FINANCIAL STATEMENTS

   Consolidated Balance Sheets, December 31, 1995 and 1994              F-3

   Consolidated Statements of Income for the Years Ended
     December 31, 1995, 1994 and 1993                                   F-4

   Consolidated Statements of Shareholders' Equity for the Years
     Ended December 31, 1995, 1994 and 1993                             F-5

   Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1995, 1994 and 1993                                   F-6

   Notes to Consolidated Financial Statements for the Years Ended
     December 31, 1995, 1994 and 1993                                   F-7

To the Board of Trustees of
RPS Realty Trust

We have audited the accompanying consolidated balance sheets of RPS Realty Trust and subsidiaries (the "Trust") as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These consolidated financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of RPS Realty Trust and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP

New York, NY
April 3, 1996

RPS REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1995 AND 1994
- -------------------------------------------------------------------------------

ASSETS                                  1995            1994

Investment in real estate - Net         $ 55,299,163    $ 56,109,381

Mortgage loans receivable - Net
  of allowance for possible loan
  losses of $10,231,336 in 1995
  and $11,657,236 in 1994                 36,023,265      41,891,769

REMIC investments                         58,098,854          --

Short-term investments                    10,299,545      73,781,582

Interest and accounts receivable           7,748,511       8,607,992

Transaction advances                       2,471,100          --

Cash                                       1,166,958         802,384

Deferred acquisition expenses -
  Net of accumulated amortization
  of $1,517,570 in 1995 and
  $1,319,706 in 1994                       2,154,243       2,352,107

Other assets                               7,319,562       2,625,607
                                        ------------    ------------
TOTAL ASSETS                            $180,581,201    $186,170,822
                                        ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Dividends payable                       $  2,279,394    $2,279,394
Accounts payable and accrued expenses      1,282,196     1,292,260
                                        ------------    ----------
     Total liabilities                     3,561,590     3,571,654

Commitments and contingencies                   --           --

SHAREHOLDERS' EQUITY                     177,019,611    182,599,168
                                        ------------    -----------

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                   $180,581,201   $186,170,822
                                        ============   ============


See notes to consolidated financial statements.

RPS REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
- -------------------------------------------------------------------------------

                                           1995            1994            1993

REVENUES:
 Rental income                            8,936,111        6,764,394      4,086,850
 Interest income:
  Mortgage loans                        $ 3,691,892      $ 8,597,619    $13,990,819
  Short-term investments                  2,531,466        2,604,284      1,104,562
  REMIC Investments                       1,516,398            --            --
  Additional contingent interest
   and prepayment premium income                           8,405,813      3,433,116
  Gain on sale of marketable securities       --               --         3,942,513
  Dividend income                             --               --           395,185
  Other                                      41,093           34,651         15,460
                                        -----------      -----------    -----------

                                         16,716,960       26,406,761     26,968,505
                                        -----------      -----------    -----------

EXPENSES:
 Allowance for possible loan losses       3,650,000        2,500,000     15,000,000
 Provision for impairment of
  real estate                               800,000            --            --
 Interest on note payable                      --              --         2,019,710
 Interest on mortgages payable                 --            426,414        603,152
 General and administrative               2,455,374        2,086,318      1,912,228
 Payroll and related                      1,671,637        1,811,485      1,723,528
 Property operating                       1,934,204        1,529,731      1,206,002
 Real estate tax                          1,271,431        1,235,961        704,228
 Depreciation                             1,016,147          749,404        550,527
 Losses on disposition of real
  estate/loans                              182,284          227,708         --
 Amortization of deferred
  acquisition expense                       197,864          197,864        197,864
                                        -----------      -----------    -----------
                                         13,178,941       10,764,885     23,917,239
                                        -----------      -----------    -----------
NET INCOME                              $ 3,538,019      $15,641,876    $ 3,051,266
                                        ===========      ===========    ===========
NET INCOME PER SHARE                    $      0.12      $      0.55    $      0.11
                                        ===========      ===========    ===========

See notes to consolidated financial statements.

RPS REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
- -------------------------------------------------------------------------------

                                                              Additional                                           Total
                                   Number of                    Paid-In       Cumulative       Cumulative      Shareholders'
                                    Shares        Amount        Capital         Earnings     Distributions         Equity
BALANCE, JANUARY 1, 1993          28,596,321    $2,859,632    $195,303,664    $69,048,385    $ (84,652,730)     $182,558,951

 Shares repurchased and retired      (43,400)       (4,340)       (147,750)        --              --               (152,090)

 Net income                             --            --             --         3,051,266          --              3,051,266

 Cash distributions declared            --            --             --            --           (9,145,527)       (9,145,527)
                                  ----------     ---------     -----------     ----------      -----------       -----------

BALANCE, DECEMBER 31, 1993        28,552,921     2,855,292     195,155,914     72,099,651      (93,798,257)      176,312,600

 Shares repurchased and retired      (60,500)       (6,050)       (231,683)                                         (237,733)

 Net income                             --            --             --        15,641,876           --            15,641,876

 Cash distributions declared            --            --             --            --           (9,117,575)       (9,117,575)
                                  ----------     ---------     -----------     ----------      -----------       -----------

BALANCE, DECEMBER 31, 1994        28,492,421     2,849,242     194,924,231     87,741,527     (102,915,832)      182,599,168

 Net income                             --            --             --         3,538,019           --             3,538,019

 Cash distributions declared            --            --             --            --           (9,117,576)       (9,117,576)
                                  ----------     ---------     -----------     ----------      -----------       -----------

BALANCE, DECEMBER 31, 1995        28,492,421    $2,849,242    $194,924,231    $91,279,546    $(112,033,408)     $177,019,611
                                  ==========    ==========    ============    ===========    =============      ============

See notes to consolidated financial statements.

RPS REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
- ------------------------------------------------------------------------------

                                                   1995            1994           1993

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                   $ 3,538,019      $15,641,876     $ 3,051,266
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Provision for possible loan losses           3,650,000        2,500,000      15,000,000
    Provision for impairment of real estate        800,000              --              --
    Loss on disposition of real estate/loans       182,284          227,708             --
    Amortization of deferred acquision expense     197,864          197,864         197,864
    Depreciation                                 1,016,147          749,404         550,527
    Gain on sale of marketable securities              --               --       (3,942,513)
    Changes in operating assets and
      liabilities:
      Interest and accounts receivable             126,297          (391,122)       444,197
      Other assets                              (4,693,955)       (2,131,770)      (166,789)
      Transaction advances                      (2,471,100)              --             --
      Interest on note payable                         --                --      (6,532,559)
      Deposits on sale of loans                        --                --       1,365,042
      Accounts payable and accrued expenses        (10,064)       (2,342,457)       (32,985)
                                              ------------       -----------    -----------
        Net cash provided by operating
          activities                             2,335,492        14,451,503      9,934,050
                                              ------------       -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of REMIC Investments                (58,098,854)              --             --
  Satisfaction of mortgage loans receivable      3,025,000        45,903,575     16,902,474
  Investment in mortgage loans receivable         (255,596)              --      (3,064,000)
  Investment in real estate                     (1,005,929)       (8,832,548)    (1,426,743)
  Proceeds from sale of marketable
    securities                                         --                --       9,294,453
  Sale of real estate                                  --            112,500            --
                                              ------------       -----------    -----------
        Net cash provided by (used in)
          investing activities                 (56,335,379)       37,183,527     21,706,184
                                              ------------       -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends declared and paid                   (9,117,576)       (9,123,240)   (11,149,917)
  Shares repurchased                                   --           (237,733)      (152,090)
  Repayment of note payable                            --                --     (14,482,500)
  Repayment of mortgages payable                       --         (6,490,854)    (4,703,555)
                                              ------------       -----------    -----------
        Net cash used in financing
          activities                            (9,117,576)      (15,851,827)   (30,488,062)
                                              ------------       -----------    -----------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                             (63,117,463)       35,783,203      1,152,172

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                             74,583,966        38,800,763     37,648,591
                                              ------------       -----------    -----------

CASH AND CASH EQUIVALENTS,
  END OF YEAR                                   11,466,503        74,583,966     38,800,763
                                              ============       ===========   ============
CASH AND CASH EQUIVALENTS,
  END OF YEAR
  Cash                                        $  1,166,958      $    802,384   $  1,053,375
  Short-term investments                        10,299,545        73,781,582     37,747,388
                                              ------------       -----------    -----------
                                              $ 11,466,503      $ 74,583,966   $ 38,800,763
                                              ------------      ------------   ------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
  Interest paid                               $       --        $    426,414   $  9,155,421
                                              ------------      ------------   ------------
SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:
  Investment in real estate                   $       --        $ 14,626,242   $  8,490,000
  Investment in limited partnership                   --                 --         460,000
  Mortgages payable assumed                           --          (1,463,831)    (3,498,907)
  Interest and accounts receivable               (733,184)        (1,761,023)    (2,806,571)
  Use of allowance for possible loan losses     5,075,900         14,567,301      6,155,478
  Gross mortgages receivable exchanged
    for real estate                                   --          (9,500,000)    (8,800,000)
  Mortgage receivable exchanged                       --          (3,000,000)           --
  Net mortgages receivable sold                (4,342,716)       (13,829,129)           --
  Accounts payable                                    --            (839,402)           --
  Deposit on sale of loans                            --           1,365,042            --
  Other assets                                        --            (165,200)           --


See notes to consolidated financial statements.

RPS REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
- -------------------------------------------------------------------

1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

    RPS Realty Trust (the "Trust"), a Massachusetts business trust, was formed on June 21, 1988 to be a diversified, growth-oriented real estate investment trust.

    a. Income Tax Status -- The Trust conducts its operations with the intent of meeting the requirements applicable to a real estate investment trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986 as amended (the "Code"). For the year ended December 31, 1995, the Trust intends to distribute all of its taxable income prior to filing its tax return. See Note 14 for other developments.

    b. Principles of Consolidation -- The consolidated financial statements include the accounts of the Trust and all majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

    c. Investments -- Effective January 1, 1994 the Trust has adopted Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities" which resulted in a change accounting for debt and equity securities. Prior to January 1, 1994 the Trust carried debt and equity securities at the lower of aggregate cost or market value. In accordance with SFAS 115, the Trust's debt and equity securities are now considered as either held-to-maturity or available for sale. The adoption of SFAS 115 did not have a significant impact on the financial statements.

        Held-to-maturity securities represent those securities that the Trust has both the positive intent and ability to hold to maturity and are carried at amortized cost. Available for sale securities represent those securities that do not meet the classification of held-to-maturity, are not actively traded and are carried at fair value.

        Short term investments are considered cash equivalents for the purposes of the statement of cash flows and consist primarily of highly liquid investments having original maturities of less than three months. Accordingly, the Trust classifies its short term investments as held-to-maturity and carries such investments at amortized cost, which approximates fair value.

        The Trust's investments in REMICS, which consist of collateralized mortgage backed securities which are guaranteed by the Federal National Mortgage Association ("FNMA"), Government National Mortgage Association ("GNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC"), do not meet the classification of held-to-maturity and are therefore classified as available-for-sale. These investments bear interest from 40-50 basis points above the 1 month Libor rate and have average lives of 3 to 5 years. At December 31, 1995, the cost of such securities approximates fair value and accordingly, there are no unrealized gains and losses.

    d. Investment in Real Estate -- Investment in real estate is stated at the lower of cost less accumulated depreciation or market. Depreciation is calculated using the straight-line method over the estimated useful life of the property. The market value for real estate is determined based on independent appraisals obtained for the property. Additions and improvements which extend the estimated useful life of the property are capitalized. Repairs and maintenance are expensed.
        In the event it appears that the cost less accumulated depreciation cannot be recovered through operations and/or a sale over a reasonable future period, then it will be considered probable that an impairment that is other than temporary has occurred and the cost less accumulated depreciation will be written down to market value and a new cost basis will be established. In March 1995, the Financial Accounting Standards Board issued Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed of" which requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes indicate that the carrying amount of an asset may not be recoverable. The adoption of the Statement is required for years beginning after December 15, 1995.
        The provisions of this Statement will be adopted as of January 1, 1996 and the adoption of this Statement will not have a significant impact on the carrying value of the real estate. The Company records properties received in foreclosures or by deed in lieu of foreclosure at the lower of the of the carrying value of the related mortgage loan, plus accrued interest and costs incurred in connection with the foreclosure or the market value of the property.

e. Investment in Mortgage Loans Receivable-Investments in mortgage loans receivable are stated at the lower of the carrying amount of the loan or the market value of the underlying real estate.
        Market values are determined based upon accepted appraisal techni-ques including present value of expected cash flows for the underlying real estate and other observable market comparables. An allowance for possible loan losses is established based upon a review of each of the properties in the Trust's portfolio. In performing the review, management considers the estimated net realizable value of the property or collateral as well as other factors, such as the current occupancy, the amount and status of senior debt, if any, the prospects for the property, the credit worthiness and current financial position of the borrower and the economic situation in the region where the property is located. Because this determination of net realizable value is based upon future economic events, the amounts ultimately realized at disposi-tion may differ materially from the carrying value as of December 31, 1995.

f. Income Recognition-Current interest income on mortgage loans is recognized on the accrual method during the periods in which the mortgage loans are outstanding. Deferred interest, due at the maturity of the mortgage loan, is recognized as income based on the interest method using the implicit rate of interest on the mortgage loan. Contingent and additional contingent income, extension fee income and prepayment premium income are recognized as cash is received.

g. Deferred Acquisition Expenses-Deferred advisory fees were paid to buy out the management contracts of the advisors to the predecessor entities of the Trust in connection with its formation in 1988. Such amounts are being amortized over periods of 13 to 20 years repre-senting the expected period over which such fees would have been paid.

h. Transaction Costs-Direct costs associated with the proposed Ramco Transaction have been capitalized and are included in other assets. Depending upon the outcome of the transaction these costs will either be allocated as part of the purchase price of the assets acquired or expensed in their entirety.

i. Income Per Share-The weighted average number of shares outstanding used in computing income per share for the years ended December 31, 1995, 1994 and 1993 were 28,492,421, 28,494,379 and 28,582,344, respectively. The stock options outstanding at December 31, 1995, 1994 and 1993 were not considered in computing income per share since they were anti-dilutive.

j. Impairment of Loans-In May 1993, the Financial Accounting Standards Board issued Statement No. 114, "Accounting by Creditors for Impairment of a Loan," which requires creditors to account for loans at the present value of their future cash flows or at the fair value of the collateral, if the loan is collateral dependent. The Trust has adopted the provisions of this statement and the adoption of this state-ment did not have a significant impact on the carrying value of the loans.

k. Use of Estimates-The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

l. Reclassifications-Certain reclassifications have been made to prior year financial statements to conform with current year's presentation.

2.      MORTGAGE LOANS RECEIVABLE

        The principal amounts of the Trust's mortgage loans receivable at December 31, 1995 and 1994 are summarized below:

                                                                     DECEMBER 31, 1995(a)(h)
                                  INTEREST RATE(b)  ---------------------------------------------------------
                                   CURRENT RATE AT                                                      NET
                                    DECEMBER 31,     AVERAGE    MATURITY    AMOUNT      ALLOWANCE     CARRYING
DESCRIPTION               AVERAGE       1995         ACCRUED      DATE    ADVANCED(c)    FOR LOSS      AMOUNT
Shopping centers/retail:
 Coral Way                9.00%        9.00%         -%         3/95    $   -          $   -       $     -
 Holiday Park             8.25         9.75          -         12/95     1,916,564         -          1,916,564
 Branhaven Plaza         11.19        14.25          -          8/96     2,800,000         -          2,800,000
 Madison Heights(j)       9.30         9.50         2.70        9/94        -              -              -
 1733 Massachusetts       8.58         8.58         1.42        6/99     2,200,000         -          2,200,000
 Avenue
 Mt. Morris Commons      11.20        10.50         2.00        6/99     2,700,000     (1,000,000)    1,700,000
 Copps Hill Plaza         6.00         6.00         0.50        7/96     3,563,948       (350,000)    3,213,948
 Hylan Center(e)         12.00         7.50         4.50        1/01    25,000,000     (6,000,336)   18,999,664

Office buildings:
 NCR Building(d)         10.00        10.00           -        12/95       468,493       (231,000)       237,493
 New England
  Telephone Co.           6.92         8.27         3.58       12/99         -              -               -
 1-5 Wabash Avenue        5.00         5.00           -         3/96     2,850,000       (650,000)     2,200,000
 Rector (e)               6.00          -           6.00        3/04     3,255,596     (2,000,000)     1,255,596

Industrial/commercial:
 Simmons Mfg. Warehouse  10.00        10.00         2.00        8/01     1,500,000          -          1,500,000
                                                                       -----------   -------------   -----------
                                                                       $46,254,601   $(10,231,336)   $36,023,265
                                                                       -----------   -------------   -----------

                                                       DECEMBER 31, 1994
                                  -----------------------------------------------------------
                                                                                      NET
                                   AMOUNT                   ALLOWANCE               CARRYING
DESCRIPTION                       ADVANCED(C)                FOR LOSS                AMOUNT
Shopping centers/retail:
 Coral Way                        3,000,000               $   -                   $ 3,000,000
 Holiday Park                     1,916,564                   -                     1,916,564
 Branhaven Plaza                  2,800,000                   -                     2,800,000
 Madison Heights(j)               1,550,000                (1,875,900)              (325,900)
 1733 Massachusetts               2,200,000                   -                     2,200,000
 Avenue
 Mt. Morris Commons               2,700,000                (1,000,000)              1,700,000
 Copps Hill Plaza                 3,563,948                  (350,000)              3,213,948
 Hylan Center(e)                 25,000,000                (3,000,336)             21,999,664

Office buildings:
 NCR Building(d)                    468,493                  (231,000)                237,493
 New England
  Telephone Co.                   3,000,000                (3,200,000)              (200,000)
 1-5 Wabash Avenue                2,850,000                    -                    2,850,000
 Rector (e)                       3,000,000                (2,000,000)              1,000,000

Industrial/Commercial:
 Simmons Mfg. Warehouse           1,500,000                    -                    1,500,000
                                 ----------                -----------             ----------
                                $53,549,005               $(11,657,236)           $41,891,769
                                -----------                -----------             ----------

Deferred interest due at maturity of the mortgage loans is recognized as income based on the interest method. The amounts currently recognized, which are included on the consolidated balance sheet in Interest and Accounts Receivable, through December 31, 1995 and 1994, are as follows:

                                  DECEMBER 31,         DECEMBER 31,
                                      1995                 1994
 Holiday Park                      $   67,080          $   67,080
 Branhaven Plaza                      345,998             267,329
 Madison Heights                         -                128,933
 1733 Massachusetts Avenue            335,127             325,786
 Mt. Morris Commons                    52,923              52,923
 Hylan Center                       6,275,000           6,275,000
 New England Telephone Co.               -                407,284
 Simmons Mfg. Warehouse               128,886             100,352
 Rector                                  -                   -
                                  -----------          ----------
        Total                     $ 7,205,014          $7,624,687
                                  -----------          ----------

(a) Of the 10 loans outstanding, 4 are wraparound mortgage loans and 6 are first mortgage loans. The wraparound mortgage loans are subordinate to prior liens held by others with no recourse to the Trust. Such prior liens are not liabilities of the Trust and, therefore, are not reflected in the accompanying financial statements.

(b) In addition to fixed interest, the Trust is entitled, on certain loans, to contingent interest in an amount equal to a percentage of the gross rent received by the borrower from the property securing the mortgage above a base amount, payable annually, and additional contingent interest based on a predetermined multiple of the contingent interest or a percentage of the net value of the property at such date, payable at maturity (equity participation). Contingent interest in the amount of $43,862, $440,688 and $578,027 was received for the years ended December 31, 1995, 1994 and 1993, respectively. Additional contingent interest of $5,505,813 and $3,433,116 was received in the years ended December 31, 1994 and 1993, respectively. Additionally, the Trust received extension fee income of $19,166 for the year ended December 31, 1995 and prepayment premium income (in lieu of equity participations) of $2,900,000 for the year ended December 31, 1994.

(c) The aggregate cost for Federal income tax purposes approximates that used for financial reporting.

(d) The NCR building loan matured on December 31, 1995 and is in default. The Trust has initiated foreclosure proceedings with respect to the loan.

(e) The interest income from this loan represented more than 11 percent, 7 percent and 7 percent of the Trust's total revenue for the years ended December 31, 1995, 1994 and 1993, respectively. The mortgage receivable balance also represents more than 10 percent of the Trust's total assets at December 31, 1995 and 1994.

(f) As of December 31, 1995 and 1994, the Trust had six and seven, respectively, loans that were in arrears (three monthly payments or more) or otherwise considered to be "problem loans" by the Trust. The aggregate gross principal amounts of these loans, together with receivables relating to such loans comprised of accrued interest and payments made on behalf of the borrowers for mortgage payments relating to such properties, total $44,165,960 and $46,343,547, representing 24.7% and 25.1% of the Trust's invested assets at December 31, 1995 and 1994, respectively. At December 31, 1995 and 1994, the Trust was not accruing current and deferred interest on one and four of the above-mentioned loans, in the aggregate approximate principal amounts of $2,700,000 and $10,250,000, respectively. In addition, as of such dates, the Trust was not accruing deferred interest on three and one additional loans, respectively, in the aggregate approximate principal amount of $31,819,544 and $25,000,000, respectively. The Trust has an allowance for possible loan losses of $10,231,336 and $11,657,236 at December 31, 1995 and 1994.

(g) An allowance for possible loan losses is established based upon a review of each of the properties in the Trust's portfolio. In performing the review, management considers the estimated net realizable value of the property or collateral as well as other factors, such as the current occupancy, the amount and status of senior debt, if any, the prospects for the property, the credit worthiness and current financial position of the borrower and the economic situation in the region where the property is located. Because this determination of net realizable value is based upon future economic events, the amounts ultimately realized at disposition may differ materially from the carrying value as of December 31, 1995.

     The allowance is indicative of the continued and the protracted declines in values of commercial real estate throughout the country which resulted in part from the general economic decline in earlier years and the continuing lack of readily available credit sources for commercial real estate. The allowance is inherently subjective and is based on management's best estimates of current conditions and assumptions about expected future conditions. It is reasonably possible that future conditions during 1996 may not perform in accordance with management's expectation and that additional allowances for possible loan losses may be required.

        (h) A summary of mortgage receivable loan activity for the years ended December 31, 1995 and 1994 is as follows:


                                                                                                        December 31,
                                                                                                    1995             1994
                                                                                                 ----------      ------------
                Balance, beginning of year                                                       $41,891,769     $100,692,130

                 Mortgage loans issued                                                               255,596               --

                 Mortgage loan satisfaction, net of allowance for
                   possible loan losses of $5,075,900 in 1995 and
                   14,567,301 in 1994                                                             (2,474,100)     (56,300,361)

                 Provision for possible loan losses                                               (3,650,000)      (2,500,000)
                                                                                                 -----------     ------------

                Balance, end of year                                                             $36,023,265     $ 41,891,769
                                                                                                 ===========     ============


        (i) The allowance for possible loan losses at December 31, 1995 and 1994 also includes estimates of uncollectible accrued interest.

3.      PREPAYMENTS AND OTHER ACTIVITY

        a. On December 28, 1995, the Trust received proceeds of $25,000 from the disposition of the New England Telephone loan. The mortgage principal balance of $3,000,000 and deferred interest of $407,284 were written off upon disposition. The allowance for possible loan losses in 1994 included an allowance of $3,200,000, representing the outstanding principal plus accrued interest. The Trust recognized a loss on disposition of $182,284.

        b. Pursuant to the terms of the restructuring of the collateral assignment loan which was partially secured by a security interest in the mortgage on 19 Rector Street, the interest held by the Trust was converted to a direct first mortgage lien by delivery to the Trust on September 21, 1995 of an Assignment of Senior Participation in the mortgage loan which formerly had been only collaterally assigned by its mortgagee to the Trust in consideration of an additional $255,596 loan.

        c. On March 1, 1995, the Trust received proceeds of $3,021,000 from the prepayment of the Coral Way Shopping Center mortgage loan. The proceeds consisted of the repayment of the principal loan balance of $3,000,000 and current interest of $21,000.

        d. On February 14, 1995, the holder of the first mortgage loan secured by the Madison Heights Shopping Center, whose loan was superior to the Trust's wraparound mortgage loan with respect to such property, foreclosed upon such property. The shopping center was sold at auction and the interest of the Trust was eliminated. The allowance for possible loan losses in 1994 included an allowance of $1,875,900, which represented the outstanding principal balance plus accrued interest that was written off upon foreclosure. No additional loss was recognized at the date of foreclosure.

e. On September 29, 1994, the Trust received proceeds of $11,805,825 from the prepayment of the Plainview Shopping Center mortgage loan. The proceeds consisted of the repayment of the principal loan balance of $5,250,000, payment of accrued interest of $994,187, current interest of $55,825 and additional contingent interest (equity participation) of $5,505,813.

f. On August 15, 1994 the Trust received proceeds of $18,354,047 from the prepayment of the Meadowlands Industrial Park mortgage loan. The proceeds consisted of the repayment of the principal loan balance of $15,350,000, payment of current interest of $104,047 and prepayment premium income (in lieu of equity participation) of $2,900,000.

g. On July 12, 1994, Chester Plaza Shops, Inc., a wholly-owned subsidiary of the Trust acquired title to the Chester Springs Shopping Center, an approximately 216,000 square foot community-type shopping center located in Chester, New Jersey. The purchase price for the property was approximately $18,262,000.

h. On January 25, 1994, the Trust restructured its mortgage loan in the original principal amount of $31,000,000 which was secured by a collateral assignment of mortgages on two properties, an office building located on Rector Street, New York City (the "Rector Property") and a shopping center located on Hylan Boulevard, Staten Island, New York (the "Hylan Center"). Pursuant to the restructuring, the Trust received a direct assignment of the first mortgage with a principal amount of $25,000,000 and accrued interest of $7,881,250 secured by the Hylan Center and retained the collateral assignment of the Rector Property mortgage, the principal amount of which was reduced to $3,000,000. The holder of the first mortgage secured by the Rector Property has granted the Trust a pledge of a senior participation interest in such mortgage. In addition, upon a foreclosure, the Trust will obtain a direct first mortgage secured by the Rector Property. The restructuring was completed in October 1994.

i. On January 3, 1994, the Trust sold the following mortgage loans: (i) its wrap-around mortgage loan secured by the Tampa Plaza shopping center located in Northridge, California (the "Tampa Loan"); (ii) its wrap-around mortgage loan secured by the Wellesley Plaza office building located in Los Angeles, California (the "Wellesley Loan"); and (iii) its first mortgage loan secured by the Tackett Center mixed-use retail center located in Palm Springs, California (the "Tackett Loan"). On January 7, 1994, the Trust sold its first mortgage loan secured by the Janss Mall shopping center located in Thousand Oaks, California (the "Janss Mall Loan", and collectively, the "California Mortgage Loans"). The California Mortgage Loans at closing had an approximate aggregate outstanding balance of $39,698,000 before taking into consideration allowance for possible losses of approximately $14,567,000. The Tampa, Tackett and Janss Mall Loans were sold pursuant to a competitive offering process, pursuant to which bids for each of the Loans were solicited; the Wellesley Loan was offered in the competitive offering process, but was sold in an arms-length negotiation outside of the competitive offering process. Secured Capital Corp. of Los Angeles, California acted as the Trust's representative with respect to the offering and sale of the California Mortgage Loans. In the aggregate, the Trust received cash proceeds of $25,500,000 from the sale of the California Mortgage Loans, before deduction of costs, fees and expenses relating to such transactions, including the payment of a fee to Secured Capital Corp.

j. On December 30, 1993, the Trust received proceeds of $18,028,776 from the prepayment of the Sayre Woods mortgage loan. The proceeds consisted of the repayment of the principal loan balance of $13,080,000, payment of accrued interest of $1,183,990, current interest of $118,354, contingent interest of $213,316 and additional contingent interest (equity participation) of $3,433,116.

k. On August 23, 1993, the Trust exercised its right to receive rental payments pursuant to an Assignment of Rents for its approximately $2,500,000 mortgage loan secured by the Norgate Plaza Shopping Center property. On September 21, 1993, a foreclosure action was commenced by the Trust, and on motion by the Trust a Receiver was appointed. On June 30, 1994, Norgate Shops, Corp., a wholly-owned subsidiary of the Trust, acquired title to the Norgate Shopping Center property. The property was subject to a first mortgage in the approximate amount of $1,463,830, which the Trust pre-paid at the time of such acquisition.

l. On July 2, 1993, the Trust received proceeds of $3,506,713 from the partial prepayment of the NCR mortgage loan. The original principal balance of $2,300,000 was reduced to $468,493. The remaining principal amount matured on December 31, 1995 and bears current interest of 10% payable quarterly. Also included in the proceeds was approximately $1,675,000 of deferred interest. The NCR building loan is in default and the Trust has initiated foreclosure proceedings.

m. The Trust entered into a Settlement Agreement (the "Agreement") as of April 30, 1993 with respect to the note it held secured by a mortgage on 5 and 9 North Wabash Avenue, Chicago, Illinois. Pursuant to the Agreement, (a) a subsidiary of the Trust received title by deed in lieu of foreclosure to the property at 9 North Wabash Avenue, b) the Trust received $1,350,000 and c) another subsidiary of the Trust received a 20% limited partnership interest in a newly organized limited partnership which owns 5 North Wabash Avenue. The Trust will continue to hold a note secured by a first mortgage on 5 North Wabash Avenue in the reduced amount of $3,450,000. The note bears interest at 5% per annum, matures on March 31, 1996 and is non-amortizing, except for a $600,000 principal reduction payment made on December 20, 1993. The maturity date of the note may be extended to March 31, 1997 at the option of the borrower under the note, provided, among other things, that the principal amount of the note is reduced by an additional $600,000 payment prior to its initial maturity. Interest during the extension period shall be at 7% per annum. As to the limited partnership interest to be held by a subsidiary of the Trust, no distributions shall be made with respect thereto until the maturity or earlier repayment of the mortgage loan held by the Trust. Thereafter, other than distributions of net operating income, the Trust will not receive cash distributions from refinancing or a sale of the property on account of its limited partnership interest until the general and initial limited partner of the limited partnership have received $1,550,000 and any payments reducing the Trust loan balance below $3,450,000 in aggregate distributions from such sources. The transaction closed on July 7, 1993 and resulted in a taxable loss approximating $4,500,000, which amount was previously recognized for accounting purposes in 1993.

4.  INVESTMENT IN REAL ESTATE

    The Trust's investments in real estate for the years ended December 31, 1995 and 1994 are summarized below:

                                     INITIAL COST TO
                                         COMPANY                           CAPITAL           GROSS        PROVISION FOR
DESCRIPTION                               LAND            BUILDING       IMPROVEMENTS      AMOUNT(1)       IMPAIRMENT
- -----------                          ---------------      --------       ------------      ---------      -------------
Sunshine Plaza Shopping Center         $ 1,748,000      $ 7,452,000       $  664,546      $ 9,864,546       $      --
 Tamarac, Florida

Crofton Plaza Shopping Center            3,201,000        6,499,000          988,935       10,688,935              --
 Crofton, Maryland

Commack Shopping Center                  1,160,000        1,740,000               --        2,900,000              --
 Commack, New York

Trinity Shopping Center                  1,250,000        1,250,000          499,318        2,999,318              --
 Pound Ridge, New York

Lantana Shopping Center                  2,589,810        2,600,190          442,816        5,632,816              --
 Lantana, Florida

9 North Wabash                           2,319,900          980,100               --        3,300,000        (800,000)
 Chicago, Illinois

Norgate Shopping Center                  1,260,000        2,940,000          349,375        4,549,375              --
 Indianapolis, Indiana

Chester Shopping Center                  4,930,740       13,331,260          649,473       18,911,473              --
 Chester, New Jersey
                                       -----------      -----------       ----------      -----------       ---------
    Totals                             $18,459,450      $36,792,550       $3,594,463      $58,846,463       $(800,000)
                                       ===========      ===========       ==========      ===========       =========




                                                            NET
                                      ACCUMULATED         CARRYING           DATE         PREDICTABLE
DESCRIPTION                           DEPRECIATION         AMOUNT          ACQUIRED          LIFE
- -----------                           ------------        --------         --------       -----------
Sunshine Plaza Shopping Center         $  779,799      $ 9,084,747         12/19/91           40
 Tamarac, Florida

Crofton Plaza Shopping Center             806,533        9,882,402          5/1/91            40
 Crofton, Maryland

Commack Shopping Center                   132,313        2,767,687         12/30/92           40
 Commack, New York

Trinity Shopping Center                   126,809        2,872,509         12/30/92           40
 Pound Ridge, New York

Lantana Shopping Center                   208,148        5,424,668          3/1/93            39
 Lantana, Florida

9 North Wabash                             61,778        2,438,222          7/1/93            39
 Chicago, Illinois

Norgate Shopping Center                   121,408        4,427,967          6/1/94            39
 Indianapolis, Indiana

Chester Shopping Center                   510,512       18,400,961         7/15/94            39
 Chester, New Jersey
                                       ----------      -----------
    Totals                             $2,747,300      $55,299,163
                                       ==========      ===========

                                            1995             1994               1993
                                            ----             ----               ----
REAL ESTATE OWNED:
 Balance at beginning of year:           $57,840,534     $34,751,743         $26,415,000
 Acquired Properties                              --      22,462,000           8,490,000
 Capital Improvements                      1,005,929         996,791           1,426,743
 Disposition of Saratoga(3)                       --        (370,000)                 --
                                         -----------     -----------         -----------
                                          58,846,463      57,840,534          36,331,743
 Provision for Impairment                   (800,000)             --          (1,580,000)
                                         -----------     -----------         -----------
  Balance at end of year                 $58,046,463     $57,840,534         $34,751,743
                                         ===========     ===========         ===========
ACCUMULATED DEPRECIATION:
 Balance at beginning of year:           $ 1,731,153     $ 1,011,541         $   461,014
 Depreciation Expense(2)                   1,016,147         749,404             550,527
 Disposition of Saratoga(3)                       --         (29,792)                 --
                                         -----------     -----------         -----------
  Balance at end of year                 $ 2,747,300     $ 1,731,153         $ 1,011,541
                                         ===========     ===========         ===========

- ---------------
(1)  Aggregate cost for Federal income tax purposes approximates $58,846,463.

(2) Properties are depreciated over an estimated life of 39 or 40 years using the straight-line method.

(3) On September 28, 1994, the Trust sold the capital stock of The Saratoga Building, Inc., a wholly owned subsidiary of the Trust for $12,500. The Trust had previously provided an allowance for impairment of $1,580,000 against this asset. The sale resulted in an additional loss of approximately $227,708.

Rentals under Operating Leases -- The following is a schedule by years of minimum future rentals on noncancelable operating leases at December 31, 1995:

                Year Ending
                December 31,            Amount

                1996                   $ 5,615,313
                1997                     5,710,800
                1998                     5,598,606
                1999                     5,202,260
                2000                     4,518,791
                Later Years              7,319,812
                                        ----------
                                       $33,965,582
                                        ==========

5.  MARKETABLE SECURITIES

    During the period May 21, 1993 through December 31, 1993, the Trust received cumulative proceeds of $9,294,453 representing the sale of all 270,000 of its shares of common stock of Kimco Realty Corporation at an average price of $34.42 per share. The Trust realized a gain from these sales of $3,942,513.

6.  TRANSACTION ADVANCES

    In connection with the Transaction described in Note 15, the Trust advanced the sum of $2,471,100 to the members of the Ramco Group (the "Ramco Advance") to be used for the sole purpose of paying application fees, commitment fees and other fees and charges in connection with a refinancing loan to be obtained in connection with the Transaction. The Ramco Advance is evidenced by a promissory note (the "Ramco Note") which accrues interest at a per annum rate equal to the prime rate of the Bank of Boston, and matures on April 13, 1996; the Ramco Note is secured by the pledge of certain partnership and stock interests owned by the members of the Ramco Group who are the obligors under the Ramco Note. Upon the occurrence of certain events, the Ramco Advance will be converted into a Transaction expense of the Trust, and the Ramco Note will be canceled. In such event, the $68,000,000 to be contributed by the Trust to the Operating Partnership will be reduced by the amount of the Ramco Advance.

7.  SHARE PURCHASE RIGHTS

    On December 6, 1989, the Trust's Board of Trustees (the "Board") declared a dividend distribution of one share purchase right for each outstanding share of beneficial interest, $.10 par value per share, to shareholders of record at the close of business on December 18, 1989. These rights may be exercised to purchase one share of beneficial interest at a price of $20 per share, subject to adjustment, under certain specified conditions at the Board's option. These rights are not exercisable or transferable apart from the shares of beneficial interest until the distribution date, which is the earlier of (i) 10 days following a public announcement that any person or group has acquired beneficial ownership of 20 percent or more of the outstanding shares (the "Share Acquisition Date"), (ii) 10 days following the commencement of a tender offer or exchange offer that would result in a person or group beneficially owning 20 percent of more of the outstanding shares or (iii) the day the Board determines that any person or group has become the beneficial owner of an amount of shares the Board determines to be substantial (which amount shall in no event be less than 10 percent of the shares outstanding) and the Board shall determine that such beneficial ownership is intended to cause the Trust to repurchase the shares owned by such person or group or is reasonably likely to cause a material adverse impact on the Trust's business. The rights, which do not have voting rights, expire on December 6, 1999 and may be redeemed by the Trust at a price of $.01 per right at any time until rights expire or, if earlier, 10 days following the Share Acquisition Date.

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

8.  STOCK OPTION PLANS

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

         The Trust has 350,000 options outstanding under the Plan at December 31, 1995 and 1994. The fair market value of the shares and exercise price of such options at the dates of grant ranged from $5.25 to $5.75.

         All Trustees who have been granted options under the Plan have advised the Trust that they will surrender their options to the Trust, without consideration, upon the closing of the Transaction (as defined in Note 15).

    b. 1989 Employee's Stock Option Plan - On June 21, 1989, the Board approved the establishment of the 1989 Employee Stock Option Plan which permits the Trust to grant options to purchase up to 1,550,000 shares of beneficial interest in the Trust at the fair market value at the date of grant. The options are exercisable each year starting one year from the date of grant, on a cumulative basis, at the annual rate of 20 percent of the total number of shares covered by the option. Options granted under the plan expire 10 years from the date of grant. On December 6, 1989, 1,355,000 options were granted. At December 31, 1995 and 1994, 1,325,000 and 1,325,000 options were outstanding under such plan. The fair market value of the shares and exercise price of these options at the date of the grant was $5.75.

         At December 31, 1995, there were 1,325,000 shares of common stock reserved for exercise of stock options.

         The Trust intends to make offers to holders of options under the Employee Plan, other than Mr. Pashcow, to purchase all outstanding options (which, as of March 15, 1996, aggregated 125,000 options, excluding options held by Mr. Pashcow) at a price of $.50 per option on or prior to the closing of the Transaction.

9.  COMMITMENTS

    a. In March 1995 the Trust entered into a lease for approximately 4,800 sq. ft. of office space at 747 Third Ave. New York, New York. The term of the lease commenced on April 1, 1995, at an annual base rent of approximately $150,000. The lease will expire on April 30, 1997.

    b. During 1995, Joel M. Pashcow and Herbert Liechtung, Chairman and President of the Trust and the former President of the Trust, respectively, were employed pursuant to their respective ten-year employment agreements, each of which were scheduled to expire on December 31, 1998. The employment agreements provided Mr. Pashcow and Mr. Liechtung with a base annual salary, distribution incentive bonus and origination bonus. Additionally, in accordance with the terms of his employment agreement, the occurrence of certain events, including the sale of substantially all of the Trust's assets, a significant change in the Trust's ownership or a change in the Trust's operations such that it is no longer primarily in the business of mortgage lending would result in additional compensation to be paid.

         The Trust and Mr. Pashcow executed a termination agreement, dated as of March 26, 1996, pursuant to which Mr. Pashcow agreed to terminate his employment as Chairman and President of the Trust effective as of the closing of the Transaction. Mr. Pashcow will receive two severance payments totalling $1,910,416 (exclusive of interest at a rate of approximately 7.75% on $1,600,000 of which will be deferred and paid on January 15, 1997) and will receive an origination bonus of $79,900 pursuant to his employment agreement in consideration of the termination of his employment agreement.

         The Trust and Mr. Liechtung executed a termination agreement, dated as of February 29, 1996, pursuant to which Mr. Liechtung, the former President of the Trust, received a lump sum severance payment of $1,478,402, and will receive an origination bonus of $159,800 if the Transaction is consummated on or before June 10, 1996 in consideration of the termination of his employment agreement.

    c. On April 4, 1989, the Board approved the establishment of a 401(k) employee savings plan and a discretionary profit-sharing retirement plan for employees meeting certain service requirements. Pursuant to the terms of the Transaction, it is anticipated that the Trust's 401(k) employee savings plan and discretionary profit-sharing retirement plan will be terminated.

10. DIVIDENDS/DISTRIBUTIONS TO SHAREHOLDERS

    Under the Internal Revenue Code, a REIT must meet certain qualifications, including a requirement that it distribute annually to its shareholders at least 95 percent of its taxable income. The Trust's policy is to distribute to shareholders all taxable income. Dividend distributions for the years ended December 31, 1995 and 1994 are summarized as follows:

                              DIVIDEND
RECORD DATE                 DISTRIBUTIONS                PAYMENT DATE
April 28, 1994                  0.08                    May 17, 1994
July 28, 1994                   0.08                    August 17, 1994
October 27, 1994                0.08                    November 16, 1994
December 28, 1994               0.08                    January 27, 1995

April 27, 1995                  0.08                    May 17, 1995
July 28, 1995                   0.08                    August 17, 1995
October 27, 1995                0.08                    November 17, 1995
December 27, 1995               0.08                    January 25, 1996

    The difference, if any, between dividends declared and net income result from timing differences related to the recognition of income and expenses between financial reporting and income tax purposes.

11. DIVIDEND REINVESTMENT PLAN

    The Trust has a dividend reinvestment plan that allows for participating shareholders to have their dividend distributions automatically invested in additional shares of beneficial interest in the Trust based on the average price of the shares acquired for the distribution.

12. SHARE REPURCHASES

    In April 1990, the Board of Trustees approved a $6,000,000 share repurchase program for the purchase of the Trust's shares at prevailing market prices. Pursuant to this program during 1993 the Trust purchased 43,400 shares at prices ranging from $3.42 to $3.79 per share, and during 1994 the Trust purchased 60,500 shares at prices ranging from $3.79 to $4.04. There were no shares repurchased in 1995.

13. FINANCIAL INSTRUMENTS

    The market value of the Trust's mortgage loans and receivables relating to such loans as of December 31, 1995 and 1994 is estimated to be approximately $45,000,000 and $47,000,000, respectively. At December 31, 1995, the aggregate estimated fair market value of five of the Trust's ten mortgage loans exceeded the aggregate carrying value of $32,516,828 by $4,243,795. The remaining five mortgage loans are stated at their fair market value.
    At December 31, 1994, the aggregate estimated fair market value of four of the Trust's thirteen mortgage loans exceeded the aggregate carrying value of $8,616,564 by $1,328,028. The remaining nine mortgage loans are stated at their fair market value. The estimated market value has been determined by the Trust, using available market information, methodologies deemed reasonable by the Trust and the present value of estimated future cash flows using a discount rate commensurate with the risks involved. Estimated market values represent management's estimate as of the date of the valuation and are based on facts and conditions existing on the date of the valuation and on a number of assumptions concerning future circumstances, which assumptions may or may not prove to be accurate. The Trust believes that the estimated market value as stated is not necessarily indicative of the price the Trust could realize if it were actively attempting to sell the mortgages in its portfolio.

14. INCOME TAXES

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

                                                    1995             1994
Net assets, financial statements                 $177,019,611     $182,599,168
Interest                                            7,600,000        8,100,000
Allowance for loan losses                          10,231,000       11,700,000
Provision for impairment of real estate               800,000            --
Deferred interest                                  (7,200,000)      (7,600,000)
Amortization of organization expenses              (3,700,000)      (3,200,000)
                                                 ------------     ------------
Net assets, tax reporting                        $184,750,611     $191,599,168
                                                 ============     ============

    During the third quarter of 1994, the Trust held more than 25% of the value of its gross assets in overnight Treasury Bill reverse repurchase transactions which the IRS may view as non-qualifying assets for the purpose of satisfying an asset qualification test applicable to REITs, (the "Asset Issue"). The Trust has requested that the United States Internal Revenue Service (the "IRS") enter into a closing agreement with the Trust that the Asset Issue will not impact the Trust's status as a REIT for its taxable year 1994. The IRS has deferred any action relating to the Asset Issue pending the further examination of the Trust's 1991-1994 tax returns (the "Trust Audit," and together with the Asset Issue, "the Trust Tax Issues"). Based on developments in the tax law, the Trust's counsel, Battle Fowler LLP, has rendered an opinion that the Trust's investments in Treasury Bill repurchase transactions would not adversely affect its REIT status for 1994. However, such opinion is not binding upon the IRS. In connection with the Transaction described in Note 15, the Spin-Off
    Company as defined in Note 15, will assume all tax liability arising out of the Trust Tax Issues. The Trust has received an opinion from special tax counsel that, to the extent there is a deficiency in the Trust's taxable income arising out of the IRS examination and provided that the Trust timely makes a deficiency dividend (i.e., declares and pays a distribution which is permitted to relate back to the year for which such deficiency was determined in order to satisfy the requirement that a REIT distribute 95 percent of its taxable income), the classification of the Trust as a REIT for the taxable years under examination would not be affected. If, notwithstanding the above described opinions of legal counsel, the IRS successfully challenged the status of the Trust as a REIT, the REIT status of the Trust could be lost. Management estimates that this would have an effect of approximately $600,000 for 1995 and $400,000 for 1994 in state and local tax liabilities, exclusive of applicable interest and penalties, which have not been provided for in the financial statements of the Trust. The possible effect of the loss of REIT status of the Trust for subsequent periods could be significant depending on the taxable income of the Trust in such periods.

15. RAMCO TRANSACTION

            On December 27, 1995, the Trust and Ramco-Gershenson, Inc. ("Ramco") and certain of its affiliates (the "Ramco Group") entered into an amended and restated agreement relating to the acquisition through an operating partnership (the "Operating Partnership") controlled by the Trust of substantially all of the real estate assets as well as the business operations of Ramco (the "Transaction"). As part of the Transaction, the Trust will succeed to, among other things, the ownership of interests in 22 shopping center and retail properties (the "Ramco Properties"), as well as 100% of the non-voting stock and 5% of the voting stock of Ramco (representing in excess of 95% of the economic interests of Ramco). Pursuant to the terms of the Transaction, the Trust will contribute to the Operating Partnership six retail properties (the "RPS Properties") and $68,000,000 in cash and will be liable for up to $7,000,000 of Transaction expenses. Following the closing of the Transaction, Ramco will manage the Ramco Properties, the RPS Properties and properties of certain third parties and other Ramco affiliates.

    Upon consummation of the Transaction, the Trust will be the sole general partner of and a limited partner in the Operating Partnership and initially will hold an approximately 75% aggregate interest therein. The members of the Ramco Group will be limited partners in the Operating Partnership and will initially hold, in the aggregate, an approximately 25% interest therein. Pursuant to the terms of the Transaction, the Ramco Group could also increase its interests in the Operating Partnership based on the fulfillment of certain leasing plans with respect to one of the Ramco Properties; the fulfillment of such leasing plans could increase the Ramco Group's interest in the Operating Partnership to approximately 29% in the aggregate. The Ramco Group's units in the Operating Partnership will be exchangeable for shares of the Trust commencing one year after consummation of the Transaction, subject to purchase of such OP Units for cash by the Trust, at the Trust's option.

    As part of the Transaction, the Trust will change its name to Ramco-Gershenson Properties Trust and will implement a one-for-four reverse share split.

    Upon consummation of the Transaction, four of the nine current members of the Board of Trustees will resign and will be replaced by four individuals designated by the Ramco Group, two of whom will be independent of the Trust, Ramco and their respective affiliates. In addition, the five current principal executive officers of Ramco will become executive officers of the Trust and will be responsible for the day to day management of the Trust's real estate operation.

    In connection with the Transaction, and as a condition thereto, the Trust will transfer its remaining mortgage loan portfolio and its interest in two real properties, as well as certain other assets, which are anticipated to be a 20% limited partnership interest in a limited partnership that owns an 18-story building located in Chicago, Illinois, furniture, fixtures and equipment and cash, to a newly-formed Maryland real estate investment trust (the "Spin-Off Company"), and thereafter will make a distribution to its shareholders of one share of beneficial interest in the Spin-Off Company for every two shares of the Trust held by each such shareholder (after giving effect to the one-for-four reverse split described above). In addition, pursuant to the Transaction, it is anticipated that the Trust will incur approximately $6,500,000 in indebtedness, the proceeds of which, together with existing resources of the Trust, will be used primarily for the payment of severence benefits of approximately $4,500,000, distributions to shareholders of approximately $2,279,000 and directors' and officers' insurance premiums of approximately $1,150,000 and approximately $750,000 in working capital for the Spin-Off Company. It is anticipated that such indebtedness will accrue interest at 10% per annum (approximately $650,000 per year) and mature on the date which is 18 months after the Transaction. Upon consummation of the Transaction, the Spin-Off Company will assume this indebtedness.

16. SUBSEQUENT EVENTS

    On January 19, 1996, the Trust received proceeds of $2,008,560 from the repayment of the Holiday Park loan. The proceeds consisted of the repayment of the principal loan balance of $1,916,564, current interest of $24,916 and deferred interest of $67,080.

    On February 1, 1996, the Trust received proceeds of $1,512,500 from the repayment of the Simmons Manufacturing Warehouse loan. The proceeds consisted of the repayment of the principal loan balance of $1,500,000 and current interest of $12,500.

    On February 5, 1996, Norgate Shops, Inc., a wholly-owned subsidiary of the Trust, signed a non-binding letter of intent for the sale of the Norgate property for a purchase price of $4,800,000 in cash. The sale is subject to several conditions and there is no assurance that the proposed sale will be consummated.

    On February 29, 1996 the Trust and Mr. Liechtung, the Trust's president, agreed on a buy out of Mr. Liechtung's employment agreement. Mr. Liechtung will continue to serve the Trust as a member of its Board of Trustees.

    On March 7, 1996, the Trust reached an agreement in principal with the borrower under the 1-5 Wabash loan for such borrower to acquire the loan for 2,200,000 in cash. The transaction is subject to the execution of a definitive agreement relating thereto and no assurance can be given that such a definitive agreement will be entered into or that the proposed transaction will be consummated.

    On March 26, 1996, the Trust received proceeds of $200,000 in satisfaction of the Woodbridge Center mortgage loan. The loan was written off as uncollectible in 1993.

17. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                 THREE MONTHS ENDED
                       --------------------------------------------------------------------------------------------------------
                                MARCH 31,                  JUNE 30,               SEPTEMBER 30,               DECEMBER 31,
                            1995         1994         1995         1994         1995         1994          1995          1994

Revenues                 4,246,339    4,041,221    4,078,738    3,596,750    4,254,253    15,217,749    4,137,630     3,551,041

Net income (loss)(1)     (704,649)    2,298,555    1,938,885    1,943,874    2,294,493    12,695,481        9,290    (1,296,034)

Per share:
 Net income (loss)     $    (0.02)   $     0.08   $     0.06   $     0.07   $     0.08   $      0.44    $    0.00   $     (0.04)

Notes: (1) During the fourth quarter of 1994 and the first and fourth quarters of 1995, the Trust recorded provisions for possible loan losses of $2,500,000 $3,000,000, and 650,000 respectively. In addition, the
           Trust provided $800,000 for the impairment in value of real estate in the fourth quarter of 1995.

                                  * * * * * *

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            RPS REALTY TRUST


Dated:  April 16, 1996                      By: /s/ Joel M. Pashcow
                                                --------------------------------
                                                Joel M. Pashcow,
                                                Chairman and President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant and in the capacities and on the dates indicated.


Dated:  April 16, 1996                      By: /s/ Joel M. Pashcow
                                                --------------------------------
                                                Joel M. Pashcow,
                                                Trustee, Chairman and
                                                President
                                               (Principal Executive Officer)


Dated:  April 16, 1996                      By: /s/ Herbert Liechtung
                                                --------------------------------
                                                Herbert Liechtung,
                                                Trustee


Dated:  April 16, 1996                      By: /s/ Stephen R. Blank
                                                --------------------------------
                                                Stephen R. Blank,
                                                Trustee


Dated:  April 16, 1996                      By: /s/ Edward Blumenfeld
                                                --------------------------------
                                                Edward Blumenfeld,
                                                Trustee


Dated:  April 16, 1996                      By: /s/ Samuel M. Eisenstat
                                                --------------------------------
                                                Samuel M. Eisenstat,
                                                Trustee


Dated:  April 16, 1996                      By: /s/ Edwin J. Glickman
                                                --------------------------------
                                                Edwin J. Glickman,
                                                Trustee

Dated:  April 16, 1996                      By: /s/ Arthur H. Goldberg
                                                --------------------------------
                                                Arthur H. Goldberg,
                                                Trustee


Dated:  April 16, 1996                      By: /s/ William A. Rosoff
                                                --------------------------------
                                                William A. Rosoff,
                                                Trustee


Dated:  April 16, 1996                      By: /s/ Alfred D. Stalford
                                                --------------------------------
                                                Alfred D. Stalford,
                                                Trustee


Dated:  April 16, 1996                      By: /s/ Edwin R. Frankel
                                                --------------------------------
                                                Edwin R. Frankel,
                                                Senior Vice President,
                                                Treasurer
                                                (Principal Financial and
                                                Accounting Officer)

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

                                                                      Sequential
Number                        Exhibit                                  Page No.
- ------                        -------                                 ----------
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

 10.8 1989 Trustees' Stock Option Plan, incorporated by reference to Exhibit A to the Trust's Proxy
                  Statement dated October 18, 1989.

                                                                      Sequential
Number                        Exhibit                                  Page No.
- ------                        -------                                 ----------
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

 10.17 Assignment of Mortgages dated January 25, 1994 between Rector Hylan Corporation and the Trust, incorporated by reference to Exhibit 10.17 to the Trust's Annual Report on Form 10-K for the year ended December 31, 1994.

 10.18            Certificate of Reduction of Debt dated January 25,
                  1995, executed by the Trust, incorporated by reference to Exhibit 10.18 to the Trust's Annual
                  Report on Form 10-K for the year ended December
                  31, 1994.

 10.19            Agreement of Sale dated May 20, 1993 between
                  Morristown-Chester Plaza Associates, L.P. and
                  Chester Plaza Shops, Inc., as contemplated by an amendment thereto dated July 11, 1994, incorporated by reference to Exhibit 10.19 to the Trust's Annual Report on Form 10-K for the year ended December 31, 1994.

                                                                      Sequential
Number                        Exhibit                                  Page No.
- ------                        -------                                 ----------
 10.20            Bargain and Sale Deed dated July 11, 1994 between
                  Morristown-Chester Plaza Associates, L.P. and
                  Chester Plaza Shops, Inc., incorporated by
                  reference to Exhibit 10.20 to the Trust's Annual
                  Report on Form 10-K for the year ended December
                  31, 1994.

 10.21 Settlement Agreement dated as of June, 1994 between the Trust and Norgate Plaza Limited
                  Partnership, incorporated by reference to Exhibit
                  10.21 to the Trust's Annual Report on Form 10-K for the year ended December 31, 1994.

 10.22 Addendum to Settlement Agreement dated June, 1994 between the Trust and Norgate Plaza Limited
                  Partnership, incorporated by reference to Exhibit
                  10.22 to the Trust's Annual Report on Form 10-K for the year ended December 31, 1994.

 10.23            Purchase Agreement dated June, 1994 between
                  Norgate Plaza Limited Partnership and Norgate
                  Shops Corp., incorporated by reference to Exhibit
                  10.23 to the Trust's Annual Report on Form 10-K for the year ended December 31, 1994

 10.24 Addendum to Purchase Agreement dated June, 1994 between Norgate Shops Corp. and Norgate Plaza
                  Limited Partnership, incorporated by reference to
                  Exhibit 10.24 to the Trust's Annual Report on Form
                  10-K for the year ended December 31, 1994.

 10.25            Quitclaim Deed dated June 13, 1994 between Norgate
                  Plaza Limited Partnership and Norgate Shops Corp., incorporated by reference to Exhibit 10.25 to the Trust's Annual Report on Form 10-K for the year ended December 31, 1994

                                                                      Sequential
Number                        Exhibit                                  Page No.
- ------                        -------                                 ----------
 10.26            Letter of Intent dated July 14, 1994 between the
                  Trust and Ramco-Gershenson, Inc. (incorporated by
                  reference to  Exhibit 99 to the Trust's Current
                  Report on Form 8-K dated July 28, 1994).

 10.27 Letter Agreement dated as of June 8, 1994 between the Trust and Dean Witter Reynolds, Inc., incorporated by reference to Exhibit 10.27 of the Trust's Annual Report on Form 10-K for the year ended December 31, 1994.

 10.28 Master Agreement, dated as of April 10, 1995 between the Trust, Ramco-Gershenson, Inc. and each of the parties signatory thereto (incorporated by reference to the Trust's Current Report on Form 8-K dated
                  April 24, 1995).

 10.29 Amended and Restated Termination Agreement, dated as of February 29, 1995 between the Trust and Herbert Liechtung.

 10.30            Amended and Restated Master Agreement dated as of
                  December 27, 1995 between the Trust, Ramco-
                  Gershenson, Inc. and each of the parties signatory thereto (incorporated by reference to Exhibit 2.1 to the Trust's Current Report on Form 8-K dated
                  January 10, 1996).

 10.31            First Amendment to Amended and Restated Master
                  Agreement dated as of March 19, 1996 (incorporated by reference to the Trust's Current Report on Form
                  8-K dated March 28, 1996).

 10.32 Termination Agreement dated as of March 28, 1996 between the Trust and Joel M. Pashcow, Chairman and President of the Trust.

 21.1             List of Subsidiaries.


                                                                      Sequential
Number                        Exhibit                                  Page No.
- ------                        -------                                 ----------
 23.1             Consent of Independent Auditors  with respect to
                  the Trust's Registration Statement on Form S-3,
                  filed with the Commission on April 25, 1989.

 23.2 Consent of Independent Auditors with respect to the Trust's Registration Statement on Form S-8, filed with the Commission on November 22, 1990.

 27.1             Financial Data Schedule.

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

 99.1 Pages 27 to 33 of the Trust's definitive proxy statement, dated and filed with the Securities and Exchange Commission on March 28, 1996, relating to a special meeting of shareholders to be held on April 29, 1996.