Form 10-Q
RAMCO GERSHENSON PROPERTIES TRUST
filed 1996-05-20
CIK 842183

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549
                                   FORM 10-Q

   x     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------  EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ------- EXCHANGE ACT OF 1934

For the transition period from .............. to .................

Commission file number 1-10093
                      ---------

     RAMCO-GERSHENSON PROPERTIES TRUST (FORMERLY KNOWN AS RPS REALTY TRUST)
     ----------------------------------------------------------------------
            (Exact name of registrant as specified in its charter.)

MASSACHUSETTS                                                       13-6908488
-------------                                                       ----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

27600 Northwestern Highway, Southfield, Michigan                         48034
------------------------------------------------                         -----
(Address of principal executive offices)                            (Zip Code)

                                  810-350-9900
                                  -------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   x  No
    ----   -----

Number of shares of beneficial interest ($.10 par value per share) of the Registrant outstanding as of May 15, 1996: 7,123,105.

                                     INDEX

Part 1. FINANCIAL INFORMATION                                                      Page No.
                                                                                   --------
Item 1. Financial Statements

    Consolidated Balance Sheets - March 31, 1996 and
       December 31, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3

    Consolidated Statements of Operations - Three Months Ended
       March 31, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . .  4

    Consolidated Statement of Shareholders' Equity - Three Months Ended
       March 31, 1996   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5

    Consolidated Statements of Cash Flows - Three Months Ended
       March 31, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . .  6

    Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . .  7

Item 2.

    Management's Discussion and Analysis of Financial Condition
       and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . .   12

Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . .   14

                         PART I - FINANCIAL INFORMATION



ITEM 1 - FINANCIAL STATEMENTS

                          CONSOLIDATED BALANCE SHEETS

                                                                          March 31,          December 31,
                                                                            1996                 1995
                                                                      ---------------       --------------
ASSETS:

Mortgage Loans Receivable
     (Net of allowance for possible loan losses of $10,231,336
     in 1996 and 1995)                                                   $ 32,606,700        $ 36,023,265
Investment In Real Estate-Net                                              55,166,149          55,299,163
REMIC Investments                                                          56,988,438          58,098,854
Short-term Investments                                                     12,467,546          10,299,545
Interest and Accounts Receivable                                            7,353,959           7,748,511
Deferred Acquisition Expenses
     (Net of accumulated amortization of $1,567,036 in 1996
     and $1,517,570 in 1995)                                                2,104,777           2,154,243
Cash                                                                        1,092,849           1,166,958
Transaction Advances                                                        2,471,100           2,471,100
Other Assets                                                                8,243,423           7,319,562
                                                                         ------------        ------------

     TOTAL ASSETS                                                        $178,494,941        $180,581,201
                                                                         ============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:

Distributions Payable                                                    $  2,279,394        $  2,279,394
Accounts Payable and Accrued Expenses                                         939,204           1,282,196
                                                                         ------------        ------------

     TOTAL LIABILITIES                                                      3,218,598           3,561,590

     SHAREHOLDERS' EQUITY                                                 175,276,343         177,019,611
                                                                         ------------        ------------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $178,494,941        $180,581,201
                                                                         ============        ============

                 See notes to consolidated financial statements

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              For The Three Months
                                                                                      Ended
                                                                                    March 31,
                                                                         -------------------------------
                                                                           1996                  1995
                                                                          -----------           -------
Revenues:
Interest Income:
     Mortgage Loans                                                        $  797,557         $   930,623
     Short-Term Investments                                                   119,996             975,514
     REMIC Investments                                                        798,554               -
Rental Income                                                               2,346,079           2,291,029
Other                                                                         200,000              49,173
                                                                           ----------         -----------

                                                                            4,262,186           4,246,339
                                                                           ----------         -----------

Expenses:
Allowance for possible loan losses                                              -               3,000,000
General and Administrative                                                  1,082,411             970,331
Amortization of Deferred
     Acquisition Expenses                                                      49,466              49,466
Loss On Disposition of Mortgage
     Loan                                                                     128,886               -
Property Operating                                                            402,133             350,844
Real Estate Tax                                                               328,221             330,429
Termination Expense                                                         1,478,402               -
Depreciation                                                                  256,541             249,918
                                                                           ----------         -----------

                                                                            3,726,060           4,950,988
                                                                           ----------         -----------

Net Income (loss)                                                           $ 536,126         $  (704,649)
                                                                           ==========         ===========

Net Income (loss) Per Share                                                    $.02              ($.02)
                                                                           ==========         ===========

Cash Dividend Declared                                                         $.08               $.08
                                                                           ==========         ===========

                 See Notes to Consolidated Financial Statements

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                   Shares of
                               Beneficial Interest        Additional         Cumulative             Total
                             ------------------------       Paid-In           Earnings/         Shareholders'
                              Number         Amount         Capital        (Distributions)          Equity
                             ---------     ----------    -------------     ---------------      -------------
Balance at
   January 1, 1996           28,492,421     $2,849,242      $194,924,231       ($20,753,862)       $177,019,611

Net Income for the
   three months ended
   March 31, 1996                     -              -                 -            536,126             536,126

Cash distributions
   declared                           -              -                 -         (2,279,394)         (2,279,394)

                            -----------     ----------      ------------       ------------        ------------
Balance at
March 31, 1996               28,492,421     $2,849,242      $194,924,231       $(22,497,130)       $175,276,343
                            ===========     ==========      ============       ============        ============


                 See notes to consolidated financial statements

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          For the Three Months Ended
                                                                                  March 31,
                                                                         ------------------------------
                                                                           1996                  1995
                                                                         -------------     -------------
Cash Flows From Operating Activities:
     Net Income (Loss)                                                   $    536,126        $   (704,649)
     Adjustments to Reconcile Net Income to
       Net Cash Provided by Operating Activities:
       Provision for possible loan losses                                        -              3,000,000
       Loss on Disposition of Mortgage Loan                                   128,886                -
       Amortization of Deferred Acquisition Expense                            49,466              49,466
       Depreciation                                                           256,541             249,918
       Changes in Operating Assets and Liabilities:
         Interest and Accounts Receivable                                     265,666              25,680
         Other Assets                                                        (923,861)         (1,354,972)
         Accounts Payable and Accrued Expenses                               (342,992)           (249,415)
                                                                         -------------     --------------
            Net Cash (Used in) Provided by Operating Activities               (30,168)          1,016,028
                                                                         -------------     --------------

Cash Flows From Investing Activities:
     Satisfaction of Mortgage Loans Receivable                              3,416,585           3,000,000
     Investment in REMICs                                                        -                  -
     Investment in Real Estate                                               (123,527)           (425,413)
     Amortization of REMICs                                                 1,110,416               -
                                                                         -------------     --------------

            Net Cash Used in/Provided by Investing Activities               4,403,454           2,574,587

Cash Flows From Financing Activities:
     Dividends Paid                                                        (2,279,394)         (2,279,394)
                                                                         -------------     --------------

            Net Cash Used in Financing Activities                          (2,279,394)         (2,279,394)
                                                                         -------------     --------------

Net Increase in Cash and Cash Equivalents                                   2,093,892           1,311,221
Cash and Cash Equivalents, Beginning of Period                             11,466,503          74,583,966
                                                                         -------------     --------------
Cash and Cash Equivalents, End of Period                                 $ 13,560,395        $ 75,895,187
                                                                         =============     ==============

Cash and Cash Equivalents, End of Period:
     Cash                                                                $  1,092,849        $    858,204
     Short-Term Investments                                                12,467,546          75,036,983
                                                                         -------------     --------------
                                                                         $ 13,560,395        $ 75,895,187
                                                                         =============     ==============

Supplemental Schedule of Noncash Investing and
     Financing Activities:
     Interest and Accounts Receivable                                            -               (325,900)
     Use of Allowance for Possible Loan Losses                                   -              1,875,900
     Mortgages Receivable                                                        -             (1,550,000)

                 See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       GENERAL

         In the opinion of management of Ramco-Gershenson Properties Trust (the "Trust"), the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position as of March 31, 1996 and the results of operations for the three months ended March 31, 1996 and March 31, 1995.
         The financial statements, related footnotes and discussions should be read in conjunction with the consolidated financial statements, related footnotes and discussions contained in the Trust's annual report on Form 10-K for the year ended December 31, 1995. Certain reclassifications have been made to prior year financial statements to conform with classifications adopted in the current year.

2.       EARNINGS PER SHARE

         The weighted average number of shares outstanding for the three months ended March 31, 1996 and 1995 was 28,492,421.

3.       MORTGAGE LOANS RECEIVABLE

         The following table summarizes the mortgage loans of the Trust as of March 31, 1996:

                                                                                                                           NET
                                         CURRENT      AVERAGE   MATURITY             AMOUNT          ALLOWANCE          CARRYING
DESCRIPTION                              RATE (a)     ACCRUED     DATE              ADVANCED          FOR LOSS          AMOUNT (1)

Shopping Centers/Retail:
         Branhaven Plaza                  14.25           -       8/96             $ 2,800,000      $          -       $ 2,800,000
         1733 Massachusetts Avenue         8.58        1.42       6/99               2,200,000                 -         2,200,000
         Mt. Morris Commons               10.50        2.00       6/99               2,700,000        (1,000,000)        1,700,000
         Copps Mill Plaza                  6.00        0.50       7/96               3,563,948          (350,000)        3,213,948
         Hylan Center                      7.50        4.50       1/01              25,000,000        (6,000,336)       18,999,664

Office Buildings:
         NCR Building                     10.00           -      12/95                 468,493          (231,000)          237,493
         1-5 Wabash Avenue                 5.00           -       3/96               2,850,000          (650,000)        2,200,000
         Rector (e)                           -        6.00       3/04               3,255,595        (2,000,000)        1,255,595
                                                                                   -----------     -------------      ------------

                                                                                   $42,838,036      $(10,231,336)      $32,606,700
                                                                                   ===========      ============       ===========

(1) Before taking into consideration booked deferred interest as described on the following table.

Deferred interest due at maturity of the mortgage loans is recognized as income based on the interest method. The amounts which have been recognized, are included on the consolidated balance sheet in interest and accounts receivable at March 31, 1996 are as follows:

                                              DEFERRED INTEREST
                                                   ACCRUED
                                              -----------------
Branhaven Plaza                                  $  296,998
1733 Massachusetts Avenue                           337,675
Mt. Morris Commons                                   52,923
Copps Hill Plaza                                        -
Hylan Center                                      6,275,000
NCR Building                                            -
1-5 Wabash Avenue                                       -
Rector                                                  -
                                                 ----------
Balance, end of period                           $6,962,596
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

(b) As of March 31, 1996, the Trust had 6 loans that were in arrears (three monthly payments or more) or otherwise considered to be "problem loans" by the Trust. The aggregate gross principal amounts of these loans, together with the receivables relating to such loans comprised of accrued interest and payments made on behalf of the borrowers for mortgage payments relating to such properties, totaled approximately $44,165,960, representing 24.7% of the Trust's total assets, at March 31, 1996. At March 31, 1996 and 1995, the Trust was not accruing current and deferred interest on one and three of the above-mentioned loans, in the aggregate approximate principal amount of $2,700,000 and $5,700,000, respectively. In addition, as of March 31, 1996 and 1995, respectively, the Trust was not accruing deferred interest on three and one additional loans, in the aggregate approximate principal amount of $31,819,544 and 25,000,000.

(c) On January 19, 1996, the Trust received proceeds of $2,008,560 from the repayment of the Holiday Park loan. The proceeds consisted of the repayment of the principal loan balance of $1,916,565, current interest of $24,916 and deferred interest of $67,080.

(d) On February 1, 1996, the Trust received proceeds of $1,512,500 from the repayment of the Simmons Manufacturing Warehouse loan. The proceeds consisted of the repayment of the principal loan balance of $1,500,000 and current interest of $12,500.

(e) On March 7, 1996, the Trust reached an agreement in principal with the borrower under the 1-5 Wabash loan for such borrower to acquire the loan for $2,200,000 in cash. The transaction is subject to the execution of a definitive agreement relating thereto and no assurance can be given that such a definitive agreement will be entered into or that the proposed transaction will be consummated.

(f) On March 26, 1996, the Trust received proceeds of $200,000 in satisfaction of the Woodbridge Center mortgage loan. The loan was written off as uncollectible in 1993.

4.       INVESTMENTS IN REAL ESTATE

         The following table summarizes the Trust's equity investments in real properties, and the carrying amount, net of accumulated depreciation of such properties, as of March 31, 1996:

Property                                        Location                               Carrying Value
--------                                        --------                               --------------
Sunshine Plaza                                  Tamarac, FL                             $  9,098,454
Shopping Center

Crofton Shopping Center                         Crofton, MD                                9,835,444

Trinity Corners                                 Pound Ridge, NY                            2,861,496
Shopping Center

Commack Property                                Commack, NY                                2,756,812
Retail Center

Chester Shopping Center                         Chester, NJ                               18,369,961

Lantana Plaza                                   Lantana, FL                                5,405,161
Shopping Center

9 North Wabash                                  Chicago, IL                                2,431,939
Retail Building

Norgate Shopping Center                         Indianapolis, IN                           4,406,882
                                                                                        ------------
     Total                                                                              $ 55,166,149
                                                                                        ============


(a) On February 5, 1996, Norgate Shops, Inc., a wholly-owned subsidiary of the Trust, signed a non-binding letter of intent for the sale of the Norgate property for a purchase price of $4,800,000 in cash. The sale is subject to several conditions and there is no assurance that the proposed sale will be consummated.

5.   REMIC INVESTMENTS

     REMIC Investments at March 31, 1996 consist of collateralized mortgage backed securities which are generated by the Federal National Mortgage Association ("FNMA"), Government National Mortgage Association ("GNMA") and the Federal Home Loam Mortgage Corporation ("FHLMC"). These investments bear interest from 40-50 basis points above the 1 month libor rate and have average lives of 3 to 5 years.

6.   SHORT TERM INVESTMENTS

     Short-term investments at March 31, 1996 consist primarily of U.S. Treasuries instruments.

7.   DIVIDENDS TO SHAREHOLDERS

     Under the Internal Revenue Code, a REIT must meet certain qualifications including a requirement that it distribute annually to its shareholders at least 95% of its taxable income. The Trust's policy is to distribute to shareholders all taxable income. Dividends declared for the three months ended March 31, 1996 are summarized below:


              RECORD DATE            DIVIDEND           PAYMENT DATE
             ------------            --------           ------------
            April 24, 1996            $ .08            April 29, 1996

     The difference, if any, between dividends and net income results from timing differences related to the recognition of income and expense between financial reporting and income tax purposes.

     During 1996, the Trust will have tax write-offs on certain of the mortgages which write-offs were previously recognized for financial reporting purposes in prior years.

8.   TERMINATION EXPENSE

     On February 29, 1996 the Trust and Mr. Liechtung, then the Trust's president, agreed on a buy out of Mr. Liechtung's employment agreement. Mr. Liechtung will continue to serve the Trust as a member of its Board of Trustees.

9.   SUBSEQUENT EVENTS

     On April 30, 1996, Hylan Plaza Shops, Inc., a Delaware corporation and a wholly owned subsidiary of the Trust, acquired the Hylan Plaza Shopping Center (which includes approximately 349,000 square feet of rentable space located in Staten Island, New York) in connection with a workout of the mortgage held by the Trust for approximately $1.1 million over the mortgage held by the Trust, plus closing costs.

     On May 10, 1996, the Trust consummated the previously announced acquisition of Ramco-Gershenson, Inc. (the "Ramco Acquisition"), including the spin-off of its wholly owned subsidiary Atlantic Realty Trust, a Maryland real estate investment trust (the "Spin-Off Company"). In connection with the Ramco Acquisition, the Trust changed its name to "Ramco-Gershenson Properties Trust" and effectuated as of the close of business on May 10, 1996, a one for four reverse split.

     Pursuant to the Ramco Acquisition, the Trust transferred to Ramco-Gershenson Properties, L.P. (the "Operating Partnership") (via contribution or merger) six properties (other than 9 North Wabash, Norgate and Hylan Plaza) (the "RPS Properties) containing an aggregate of approximately 931,000 square feet of gross leasable area ("GLA") and $68,000,000 in cash (the "RPS Cash" and, together with the RPS Properties, the "RPS Contribution Assets"), and received a 1% interest in the Operating Partnership, as a general partner, and initially, an approximately 74% in the Operating Partnership, as a limited partner. In addition, the current owners of the Ramco Properties described below and, if applicable, their respective individual partners, as well as Ramco's shareholders (collectively, the "Ramco Group") transferred (via contribution or merger) to the Operating Partnership the following: (i) their interests in 22 shopping center and retail properties (the "Ramco Properties" and together with the RPS Properties, the "Properties") which contain an aggregate of approximately 5,114,000 square feet of total GLA, of which approximately 3,706,000 square feet are now owned by the Operating Partnership, (ii) 100% of the non-voting common stock and 5% of the voting common stock (collectively, the "Ramco Stock") in Ramco (representing in excess of 95% of the economic interests in Ramco), (iii) rights in and/or options to acquire certain development land totalling approximately 155 acres (the "Development Land"), (iv) options to acquire Ramco and its affiliates' interest in six shopping center properties (the "Option Properties"), and
     (v) five outparcels totalling approximately 7.1 acres (the "Outparcels," and together with the Ramco Properties, the Ramco Stock the Development Land and the Option Properties, the "Ramco Contribution Assets").

    In connection with these contributions, the Ramco Group received, in the aggregate, an approximately 25% interest (approximately 2,377,000 Units) in the Operating Partnership and the Trust assumed approximately $183,000,000 of secured indebtedness on the Ramco Properties (including a pro rata share of the debt encumbering two 50%-owned properties). If certain leasing plans with respect to one of the Ramco Properties are fulfilled, the aggregate percentage interest in the Operating Partnership to be received by the Ramco Group may be increased to a maximum of approximately 29% (approximately 2,912,500 Units). Subject to certain limitations, the Units are exchangeable into Shares of the Trust on a one-for-one basis beginning on May 10, 1997.

    Upon the closing of the Ramco Acquisition, Alfred D. Stalford, William A. Rosoff and Edward Blumenfeld resigned from the Board of Trustees and were replaced by three individuals designated by Ramco. Ramco designated Joel Gershenson to serve as Chairman of the Board, Dennis Gershenson and Mark K. Rosenfeld as trustees of the Trust, Herbert Liechtung, Joel M. Pashcow, Stephen R. Blank, Edwin J. Glickman and Arthur H. Goldberg remain as Trustees of the Trust. In addition, immediately prior to the consummation of the Ramco Acquisition, Robert A. Meister was designated by the Board of Trustees as a Trustee of the Trust, filling the vacancy created by the resignation of Samuel M. Eisenstat.

    Upon the closing of the Ramco Acquisition, the Spin-Off Company was spun off to the Trust's shareholders. The Spin-Off Company now holds title to the Trust's former mortgage loan portfolio as well as its 9 North Wabash, Norgate and Hylan Plaza properties.

               ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

         In connection with the Ramco Acquisition, and as disclosed in the Trust's definitive proxy statement dated as of March 29, 1996 (the "Proxy Statement"), the Trust acquired, among other things, interests in the 22 Ramco Properties, incurred certain debt, and repaid a portion of the debt encumbering the Ramco Properties. The discussion below should be read in conjunction with the discussion set forth in the Proxy Statement; capitalized terms used and not defined below have the meanings set forth in the Proxy Statement.

         As of the closing of the Ramco Acquisition (the "Closing"), and giving effect to the application of the RPS Cash and the Mortgage Loans incurred, the mortgage indebtedness encumbering the Ramco Properties has an aggregate principal balance of $123,359,000 and an aggregate annual debt service of $11,907,000. The annual debt service for the balance of the 1996 calendar year will be reduced by approximately $579,000, the amount of principal repayments that are not required to be paid through December 31, 1996 on the Mortgage Loans as more fully described in the Proxy Statement. The interest rate payable with respect to the West Oaks II loan and the Spring Meadows Place loan due in 2006 is 8.28%, which is higher than the 7.75% interest rate shown in the Proxy Statement with respect to those loans. The interest rate payable with respect to the Southfield Plaza Expansion loan is 7.5%, which is lower than the 8.00% interest rate shown in the Proxy Statement with respect to that loan. The aggregate principal balance for all of the mortgage indebtedness is $721,000 less than the $124,080,000 shown in the Proxy Statement.

         As of the Closing, a total of $9,906,000 was borrowed under the Credit Facility, which will mature on May 6, 1999. The Credit Facility provides for borrowings at Base or reserve adjusted Eurodollar rate plus 1.75. The initial borrowing was at base, which was 8.25% at Closing. Subsequent to the Closing, the Company expects to convert those borrowings to the reserve adjusted Eurodollar rate option. The Eurodollar rate option was 7.1875% at Closing. As of the Closing, $25,000,000 of the Credit Facility was in place, of which only $12,300,000 was available for borrowing. The balance of the $25,000,000 will become available upon receipt by the lender of satisfactory appraisals with respect to certain of the properties securing the Credit Facility. It is expected by the Trust that such appraisals will be delivered to the lender within the next 8 days. The lender under the Credit Facility is obligated to use its best efforts to locate a participant-lender that will permit an increase in the facility amount to an aggregate of $50,000,000. Although negotiations with a participant-lender have commenced, there can be no assurance that such lender will participate in the Credit Facility ot that the amount available under the facility will be increased to $50,000,000. A total of approximately $10,500,000 is expected to be borrowed under the Credit Facility and used to reimburse affiliates of Ramco for certain out of pocket costs incurred with certain development opportunities to be acquired by the Trust; no such reimbursements have been made to date, and none will be made until at least $50,000,000 is available under the Credit Facility. As stated in the Proxy Statement, the Trust intends to use the balance of the Credit Facility, when it becomes available, principally to fund future acquisitions, developments, expansions and redevelopments.

         At the Closing, the Trust made a loan to, and assumed an obligation of, the Spin-Off Company. In that connection, Atlantic Realty Trust is obligated to pay the Trust the sum of $5,550,000 pursuant to a promissory note which bears interest at the Base Rate under the Credit Facility, which was 8.25% at Closing and matures on November 9, 1997. The promissory note is secured by a collateral assignment of the borrower's interest in the Hylan Shopping Center.

         The Spin-Off Company used the proceeds of the promissory note primarily to make (on behalf of the Trust or otherwise) certain required severance and bonus payments to the Trust's executive officers, to pay the cost of a run-off directors and officers' liability insurance policy for the Trust, a directors and officers' liability insurance policy for the Spin-Off Company, and to provided excess cash for the Spin-Off Company's initial working capital.

RESULTS OF OPERATIONS

Three months ended March 31, 1996 compared to three months ended March 31, 1995.

Total revenues (before rental income) for the quarter ended March 31, 1996 decreased $39,203 or 2% as compared to the quarter ended March 31, 1995. Interest income from mortgage loans decreased $133,066 or 14% during the 1996 period as compared to the 1995 period as a result of the reduction in the size of the Trust's mortgage loan portfolio. Income from mortgage backed securities (REMICs) increased from $0 to $798,554 as a result of the Trust investing in Mortgage Backed Securities to maintain REIT qualifying income. Short-term investment income decreased in the quarter ended March 31, 1996 as compared to the quarter ended March 31, 1995 by $855,518 or 88% as a result of the Trust investing in REMICs. Other income increased during the 1996 period by $150,827 primarily as a result of the Trust receiving $200,00 in satisfaction of the Woodbridge Center mortgage loan written off as uncollectible in 1993.

During the quarter ended March 31, 1996, expenses (excluding property operating expenses, real estate taxes and depreciation) decreased $1,280,630 or 32%. The Trust during the first quarter of 1995 provided an additional allowance for possible losses of $3,000,000 with respect to the Hylan mortgage loan. During the first quarter of 1996 the Trust recognized a loss of $128,886 as a result of the satisfaction of the Simmons mortgage loan. On February 29, 1996 the Trust and Mr. Liechtung, then the Trust's president, agreed on a buyout of Mr. Liechtung's employment agreement resulting in a payout of $1,478,402.

During the first quarter of 1996, the Trust received rental income of $2,346,079 as compared to $2,291,029 for the first quarter of 1995. This represents and increase of $55,050 or 2%. Property operating expense increased during the 1996 period by $51,289 or 15% primarily as a result of increased snow removal expense. Depreciation expense increased in 1996 by $6,623 or 3% while real estate tax expense decreased by $2,208 or less than 1%. For the quarter ended March 31, 1996 the Trust recognized net income from the investment of real estate of $1,359,184 as compared to $1,359,838 for the quarter ended March 31, 1995.

As a result of the foregoing factors, the Trust's net earnings for the 1996 quarter as compared to the 1995 quarter increased $1,240,775.

                          PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

A.       Exhibits.

         20.1 Definitive Proxy Materials of the Registrant, mailed to the Registrant's shareholders on March 29, 1996.*

         27.1     Financial Data Schedule

B. The registrant filed the following Current Reports on Form 8-K during the quarter:

         (i) Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 10, 1996, which reported the execution by the Registrant, Ramco-Gershenson, Inc. ("Ramco") and certain affiliates of Ramco, of an Amended and Restated Master Agreement dated as of December 27, 1995, which amended and restated the Master Agreement, dated as of April 10, 1995, by and among the Registrant, Ramco-Gershenson, Inc. ("Ramco") and certain affiliates of Ramco, relating to the acquisition by the Registrant of certain stock interests in Ramco and substantially all of the real estate assets of Ramco's affiliates.

         (ii) Current Report on Form 8-K/A1, filed with the Securities and Exchange Commission on March 1, 1996, which amended the Registrant's Current Report on Form 8-K disclosed in "(i)" above by expanding the Registrant's disclosure under Item 1(b) therein.

         (iii) Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 29, 1996, which reported the execution by the Registrant, Ramco-Gershenson, Inc. ("Ramco") and certain affiliates of Ramco of the First Amendment to Amended and Restated Master Agreement, dated as of March 19, 1996, which amended certain terms of the Amended and Restated Master Agreement, dated as of December 27, 1995.


----------
*  previously filed

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                       RAMCO-GERSHENSON PROPERTIES TRUST
                      (FORMERLY KNOWN AS RPS REALTY TRUST)



Date: May 20, 1996                By:/s/ Dennis Gershenson
                                     --------------------------------
                                     Dennis Gershenson
                                     President and Trustee
                                     (Chief Executive Officer)


Date: May 20, 1996                By:/s/ Richard Smith
                                     --------------------------------
                                     Richard Smith
                                     Chief Financial and Accounting
                                     Officer

                                EXHIBIT INDEX
                                -------------

                                                                   Sequential
      Number                    Exhibit                             Page No.
      ------                    -------                            ----------

       20.1 Definitive Proxy Materials of the Registrant, mailed to the Registrant's shareholders on March 29, 1996.*

       27.1       Financial Data Schedule



----------
*  previously filed