Form 10-Q
period 1996-06-30
RAMCO GERSHENSON PROPERTIES TRUST
filed 1996-08-14
CIK 842183

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON D.C. 20549
                                  FORM 10-Q

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
- ---  1934

For the quarterly period ended June 30, 1996

                                     OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
- ---  1934

For the transition period from             to
                                ----------    ----------
Commission file number  1-10093

                      RAMCO-GERSHENSON PROPERTIES TRUST
                   ---------------------------------------
           (Exact name of registrant as specified in its charter)

MASSACHUSETTS                                                                  13-6908488
- -------------                                                                  ----------
(State or other jurisdiction                                        (I.R.S. Employer Identification
of incorporation or organization)                                   Number)

27600 Northwestern Highway, Suite 200, Southfield, Michigan                     48034
- ------------------------------------------------                                -----
 (Address of principal executive offices)                                    (Zip code)


                                810-350-9900
                                ------------
            (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No
    -----      -----

Number of shares of beneficial interest ($.10 par value) of the Registrant
outstanding as of July 8, 1996:   7,123,105.

                                    INDEX

Part I. FINANCIAL INFORMATION                                                                   Page No.
                                                                                                --------
Item 1. Financial Statements

        Consolidated Balance Sheets - June 30, 1996
                December 31, 1995...............................................................   3

        Consolidated Statements of Operations - Three Months and Six Months Ended
                June 30, 1996 and 1995..........................................................   4

        Consolidated Statement of Shareholders' Equity - Six Months Ended
                June 30, 1996...................................................................   5

        Consolidated Statements of Cash Flows - Six Months Ended
                June 30, 1996 and 1995..........................................................   6

        Notes to Consolidated Financial Statements..............................................   7

Item 2.

        Management's Discussion and Analysis of Financial Condition
                and Results of Operations.......................................................   16

Item 4.
        Submission of Matters to a Vote of
                Security Holders................................................................   21

Part II.  OTHER INFORMATION
Item 6.  Exhibits and Reports on Form 8-K.......................................................   22


                        PART I - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS



                       RAMCO-GERSHENSON PROPERTIES TRUST
                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share data)



                                                                                    June 30,                 December 31,
                                                                                     1996                       1995 (*)
                                                                                    --------                ------------
                                                                                   (unaudited)

ASSETS
  Real Estate, Net (Note 3)                                                           $283,871                  $ 55,299


 Mortgage Loans Receivable, net of allowance
     for possible loan losses of $10,231
     in 1995                                                                                 0                    36,023
 REMIC Investments                                                                           0                    58,099
 Interest and Accounts receivable, net                                                   1,929                     7,748
 Due from Atlantic Realty Trust                                                          5,644                         0
 Other assets, net  (Note 4)                                                             1,722                    11,945
 Equity Investments in Unconsolidated Entities                                           5,395                         0
 Cash and cash equivalents                                                               3,024                    11,467
                                                                                      --------                  --------
     TOTAL                                                                            $301,585                  $180,581
                                                                                      ========                  ========
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
  Mortgages and Notes Payable (Note 5)                                                $114,530                        $0
  Distributions Payable                                                                  2,738                     2,279
  Accounts Payable                                                                       2,067                     1,282
  Accrued Expenses                                                                       5,682                         0
  Due to Ramco Affiliates                                                               10,037                         0
                                                                                      --------                  --------
     TOTAL LIABILITIES                                                                 135,054                     3,561
COMMITMENTS AND CONTINGENCIES (Note 7)                                                      --                        --
MINORITY INTEREST                                                                       44,961                         0
SHAREHOLDERS' EQUITY                                                                   121,570                   177,020
                                                                                      --------                  --------
     TOTAL                                                                            $301,585                  $180,581
                                                                                      ========                  ========

See notes to consolidated financial statements

(*) The 1995 historical results consist of the operations of RPS Realty Trust (Note 1)

                       RAMCO-GERSHENSON PROPERTIES TRUST
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (Unaudited)


                                                             FOR THE THREE MONTHS       FOR THE SIX MONTHS
                                                                    ENDED                       ENDED
                                                                   JUNE 30,                    JUNE 30,
                                                              1996       1995 (*)       1996        1995 (*)
                                                              ----       --------       ----        --------

REVENUES
  Minimum rents                                                $5,790     $1,527         $7,254      $3,157
  Percentage rents                                                250        236            646         494
  Recoveries from tenants                                       2,879        387          3,364         791
  Interest and other income                                       632      1,928          2,548       3,883
                                                              -------     ------        -------      ------
     TOTAL REVENUES                                             9,551      4,078         13,812       8,325
                                                              -------     ------        -------      ------
EXPENSES
  Property operating and maintenance                            2,646        502          3,048         853
  Real estate taxes                                               831        329          1,159         660
  General and administrative                                    1,205      1,004          2,287       1,974
  Interest expense                                              1,740          0          1,740           0
  Depreciation and amortization                                 1,208        305          1,465         604
  Spin-off and other expenses (Note 1)                          6,276          0          7,933           0
  Allowance for loan losses                                         0          0              0       3,000
                                                              -------     ------        -------      ------
     TOTAL EXPENSES                                            13,906      2,140         17,632       7,091
                                                              -------     ------        -------      ------
OPERATING INCOME (LOSS)                                        (4,355)     1,938         (3,820)      1,234

LOSS FROM UNCONSOLIDATED ENTITIES                                 (92)         0            (92)          0
                                                              -------     ------        -------      ------
INCOME (LOSS) BEFORE MINORITY INTEREST                         (4,447)     1,938         (3,912)      1,234
MINORITY INTEREST                                                (447)         0           (447)          0
                                                              -------     ------        -------      ------
NET INCOME (LOSS)                                             ($4,894)    $1,938        ($4,359)     $1,234
                                                              =======     ======        =======      ======
NET INCOME (LOSS) PER SHARE                                    ($0.69)     $0.27         ($0.61)      $0.17
                                                              =======     ======        =======      ======
WEIGHTED AVERAGE SHARES OUTSTANDING                             7,123      7,123          7,123       7,123
                                                              =======     ======        =======      ======

See notes to consolidated financial statements

(*) The 1995 historical results consist of the operations of RPS Realty Trust (Note 1)

                       RAMCO-GERSHENSON PROPERTIES TRUST
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                (in thousands)
                                  (Unaudited)

                                                                  SHARES OF            ADDITIONAL   CUMULATIVE   TOTAL
                                                             BENEFICIAL INTEREST        PAID-IN      EARNINGS/   SHAREHOLDERS'
                                                          ---------------------------
                                                          NUMBER               AMOUNT    CAPITAL     DISTRIBUTION   EQUITY
                                                          ------              -------   --------     ------------ -----------
BALANCE AT JANUARY 1, 1996                                   7,123                $712    $197,061    ($20,753)   $177,020

Assets transferred in spin-off transaction                                                 (45,483)                (45,483)
Minority interests' equity                                                                  (1,335)                 (1,335)
Cash Distributions Declared                                                                             (4,273)     (4,273)
Net loss for the six months ended June 30, 1996                                                         (4,359)     (4,359)
                                                             -----                ----    --------    --------    --------
BALANCE AT JUNE 30, 1996                                     7,123                $712    $150,243    ($29,385)   $121,570
                                                             =====                ====    ========    ========    ========


See notes to consolidated financial statements

                       RAMCO-GERSHENSON PROPERTIES TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)

                                                         FOR THE SIX MONTHS
                                                              ENDED
                                                             JUNE 30,
                                                          1996        1995 (*)
                                                          ----        --------
CASH FLOWS FROM OPERATING ACTIVITIES
  NET INCOME (LOSS)                                       ($4,359)       $1,234
  Adjustments to reconcile net income to
     net cash flows provided by operating
     activities:
     Provision for possible loan losses                       129         3,000
     Write-off of deferred acquisition expenses             2,154             0
     Loss on disposal of REMICs                                91             0
     Depreciation and Amortization                          1,465           604
     Loss from unconsolidated entities                         92             0
     Minority Interest                                        447             0
     Changes in assets and liabilities that
       provided (used) cash:
          Interest and accounts receivable                  5,232           350
          Other assets                                       (966)       (4,345)
          Accounts payable and accrued expenses             2,770            14
                                                           ------         -----
     Total Adjustments                                     11,414          (377)
       CASH FLOWS PROVIDED BY                              ------         -----
          OPERATING ACTIVITIES                              7,055           857
                                                           ------         -----
CASH FLOWS FROM INVESTING ACTIVITIES
  Satisfaction of Mortgage Loans Receivable                (3,417)        3,000
  Amortization of REMICs                                    1,100             0
  Proceeds from REMICS                                     56,908             0
  Real Estate Acquired                                     (1,574)         (811)
       CASH FLOWS PROVIDED BY                              ------         -----
          INVESTING ACTIVITIES                             53,017         2,189
                                                           ------         -----
CASH FLOWS FROM FINANCING ACTIVITIES
  Distributions to shareholders                            (4,559)       (4,559)
  Principal repayments on debt                            (70,050)            0
  Advances to affiliated entities, net                     (4,044)            0
  Advances from affiliated entities, net                      232             0
  Borrowings on debt                                        9,906             0
                                                          -------       -------
       CASH FLOWS USED IN
          FINANCING ACTIVITIES                            (68,515)       (4,559)
                                                          =======       =======
Net decrease in cash and cash equivalents                 ($8,443)      ($1,513)
                                                          =======       =======
Cash and cash equivalents, beginning of period            $11,467       $74,584
                                                          =======       =======
Cash and cash equivalents, end of period                   $3,024       $73,071
                                                          =======       =======
SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION - CASH PAID FOR
  INTEREST DURING THE PERIOD                               $1,106            $0
                                                           ------       -------
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES
  Accrued distributions payable                            $2,738        $2,279
  Spin-off of Net Assets to Atlantic                      $45,483            $0
  Acquisition of Ramco:
     Debt assumed                                        $176,556            $0
     Value of OP Units issued                             $43,835            $0
     Other liabilities assumed                             $2,097            $0
  Debt assumed from Ramco affiliates in exchange
     for real estate                                       $9,805            $0
  Interest and Accounts Payable                                $0         ($326)
  Allowance for Possible Loan Losses                           $0        $1,876
  Mortgages Receivable                                         $0       ($1,550)

See notes to consolidated financial statements

(*) The 1995 historical results consist of the operations of RPS Realty Trust

                       RAMCO-GERSHENSON PROPERTIES TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


1.  RAMCO ACQUISITION AND SPIN-OFF TRANSACTIONS

Effective May 1, 1996, Ramco-Gershenson Properties Trust, formerly known as RPS Realty Trust (the "Company"), completed the previously announced acquisition of substantially all of the shopping center and retail properties, as well as the management organization, personnel, and business operations of Ramco-Gershenson, Inc. and its affiliates (the "Ramco Acquisition") and the spin-off of its wholly owned subsidiary Atlantic Realty Trust ("Atlantic"), a Maryland real estate investment trust. In connection with the Ramco Acquisition, the Company's name was changed to Ramco-Gershenson Properties Trust and a one-for-four reverse stock split was effectuated as of the close of business on May 1, 1996.

Concurrent with the Ramco Acquisition, the former owners of the Ramco Properties (as defined below) and the shareholders of Ramco-Gershenson, Inc. ("Ramco") (collectively, the "Ramco Group") transferred to Ramco-Gershenson Properties, L.P. (the "Operating Partnership") (i) their interests in 20 shopping center and retail properties (the "Ramco Properties") containing an aggregate of approximately 5,114,000 square feet of total GLA, of which approximately 3,706,000 square feet is owned by the Operating Partnership, and the balance is owned by certain anchor tenants, (ii) 100% of the non-voting common stock and 5% of the voting common stock in Ramco (representing in excess of a 95% economic interest in Ramco), (iii) 50% general partner interests of two partnerships which each own a shopping center, (iv) rights in and/or options to acquire certain development land , (v) options to acquire the Ramco Group's interest in six shopping center properties and (vi) five outparcels.

In return for these transfers, the Ramco Group received, 2,377,492 units of the Operating Partnership (representing an approximate 25% limited partnership interest in the operating partnership). In addition, the Ramco Group received 279,181 units (the "PharMor Space Units") as a partial earnout relative to Jackson Crossing Shopping Center (representing an approximate 2% limited partnership interest in the operating partnership). Ramco Group's aggregate units of 2,656,673 represent an approximate 27% limited partnership interest in the Operating Partnership. The Company assumed approximately $176,556 of secured indebtedness on the Ramco Properties. The aggregate interest in the Operating Partnership to be received by the Ramco Group may be increased to a maximum of approximately 29% if certain leasing plans with respect to one of the Ramco Properties are fulfilled. Subject to certain limitations, the interests in the Operating Partnership are exchangeable into shares of the Company on a one-for-one basis beginning on May 10, 1997.

Pursuant to the Ramco Acquisition, the Company transferred to the Operating Partnership six properties containing an aggregate of approximately 931,000 square feet of gross leaseable area ("GLA") and $68,000 in cash in exchange for 7,123,105 units of the Operating Partnership (representing a 1% General Partnership interest, and a 72% limited partnership interest after giving effect for the reduction of 2% for the Ramco Group's earnout).

                       RAMCO-GERSHENSON PROPERTIES TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

Concurrently with the closing of the Ramco Acquisition, the Company's former mortgage loan portfolio as well as certain of its former real estate assets were transferred to Atlantic and the shares of Atlantic were distributed to the Company's shareholders.

For the six months ended June 30, 1996 non-recurring expenses, including the spin-off of Atlantic have been charged to operations as follows:


               Severance and other termination costs      $4,629
               Directors and officers insurance            1,150
               Write-off of deferred acquisition expense   2,154
                                                          ------
                                                          $7,933
                                                          ======



2.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - The accompanying interim financial statements and related notes of the Company are unaudited; however, they have been prepared in accordance with generally accepted accounting principles for interim financial reporting, the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such rules. The unaudited interim financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial statements for the interim periods have been made. The results for interim periods are not necessarily indicative of the results for a full year.

The consolidated financial statements of the Company include the effects of the Ramco Acquisition and the spin-off of Atlantic as well as the operations of the Operating Partnership for the 61-day period ended June 30, 1996.

RECLASSIFICATIONS - Certain reclassifications have been made to the 1995 consolidated financial statements in order to conform with the 1996 presentation.

OTHER ASSETS - consist primarily of financing costs and leasing costs which are amortized over the terms of the respective agreements.

                       RAMCO-GERSHENSON PROPERTIES TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its majority owned subsidiary, the Operating Partnership (73% owned by the Company at June 30, 1996). All significant intercompany accounts and transactions have been eliminated in consolidation.

INVESTMENTS IN UNCONSOLIDATED ENTITIES - consist of 50% general partner interests in Kentwood Town Center ("Kentwood") and the Southfield Plaza Expansion ("Southfield Plaza") and the Company's 100% interest in the non-voting and 5% interest in the voting common stock of Ramco. These investments are not unilaterally controlled and are therefore accounted for on the equity method.

REAL ESTATE - Real estate assets are stated at cost. Costs incurred for the acquisition, development, construction, and improvement of properties are capitalized, including direct costs incurred by Ramco. Depreciation is computed using the straight-line method over estimated useful lives. Expenditures for improvements and construction allowances paid to tenants are capitalized and amortized over the remaining life of the initial terms of each lease. Maintenance and repairs are charged to expense when incurred.

REVENUE RECOGNITION - Shopping center space is generally leased to retail tenants under leases which are accounted for as operating leases. Minimum rents are recognized on the straight-line method over the terms of the leases. Percentage rents are recognized as earned on an accrual basis over the terms of the leases. The leases also typically provide for tenant recoveries of common area maintenance, real estate taxes and other operating expenses. These recoveries are recognized as revenue in the period the applicable costs are incurred.

An allowance for doubtful accounts has been provided against the portion of tenant accounts receivable which is estimated to be uncollectible. Accounts receivable in the accompanying balance sheet is shown net of an allowance for doubtful accounts of approximately $147 as of June 30, 1996.

EARNINGS PER COMMON SHARE - Computations of earnings per common share are based on the weighted number of shares outstanding during the period. Common shares issuable under stock options have not been considered in the computation of earnings per share because such inclusion would be anti-dilutive.

The conversion of an Operating Partnership unit to common stock will have no effect on earnings per share since the allocation of earnings to an Operating Partnership unit is equivalent to earnings allocated to a share of common stock.

                       RAMCO-GERSHENSON PROPERTIES TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

MINORITY INTEREST - represents the Ramco Group's 27% interest as a limited partner of the Operating Partnership. Such interest is held in the form of Operating Partnership Units which are exchangeable on an equivalent basis with common shares of the Company.

3.  REAL ESTATE


The Company's real estate at June 30, 1996 and December 31, 1995 are as follows:


                                      JUNE 30, 1996     DECEMBER 31, 1995
Land                                  $  37,542              $18,459
Buildings and Improvements              240,340               40,387
Construction-in-progress                  9,906                    0
                                      ---------              -------
      Total                             287,788               58,846
Less:  Accumulated Depreciation           3,917                3,547
                                      ---------              -------
                                       $283,871              $55,299
                                      =========              =======




4.  OTHER ASSETS



Other assets at June 30, 1996 and December 31, 1995 are as follows:


                                            JUNE 30, 1996       DECEMBER 31, 1995
Leasing costs, net                                875
Deferred financing costs, net                     439
Other, net                                        408
Deferred acquisition expenses, net                                   $ 2,154
Transaction advances                                                   9,791
                                               ------                -------
                                               $1,722                $11,945
                                               ======                =======


                       RAMCO-GERSHENSON PROPERTIES TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

5.  MORTGAGES AND NOTES PAYABLE

Mortgages and notes payable at June 30, 1996 consist of the following:




       Fixed rate mortgages with interest rates ranging
        from 7.8% to 8.75% due at various dates through
        2006                                                    $99,999

       Floating rate mortgages at 75% of the rate of
        long-term Capital A rated utility bonds due
        December 1, 1996                                          7,000

       Credit Facility, with an interest rate at the
        reserve adjusted Eurodollar rate plus 1.75%
        basis points, due May 1999, maximum available
        borrowings of $50,000                                     7,531
                                                               ---------
                                                               $114,530
                                                               =========



The mortgage notes are secured by mortgages on properties that have an approximate net book value of $136,664 as of June 30, 1996. The Credit Facility is secured by mortgages on various properties that have an approximate net book value of $76,146 as of June 30, 1996.

The following table presents scheduled principal payments on mortgages and notes payable as of June 30, 1996:


Year ended December 31,
                         1996 (July 1, 1996 to December 31, 1996).......     $7,421
                         1997...........................................      1,874
                         1998...........................................      3,799
                         1999...........................................      9,558
                         2000...........................................      2,130
                         Thereafter........................................  89,748
                                                                           ---------
                         Total                                             $114,530
                                                                           =========

                       RAMCO-GERSHENSON PROPERTIES TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

6.  LEASES

The Company is engaged in the operation of shopping center and retail properties and leases space to tenants and certain anchors pursuant to lease agreements. The lease agreements provide for terms ranging from three to 30 years and, in some cases, for annual rentals which are subject to upward adjustment based on operating expense levels and sales volume.

Approximate future minimum rent under noncancelable operating leases in effect at June 30, 1996, assuming no new or renegotiated leases nor option extensions on lease agreements, is as follows:

Year ended December 31,

     1996 (July 1, 1996 to December 31, 1996)......  $    14,779
     1997..........................................       27,090
     1998..........................................       23,320
     1999..........................................       20,407
     2000..........................................       16,827
     Thereafter....................................      118,050
                                                     -----------
     Total.........................................  $   220,473
                                                     ===========

7.  COMMITMENTS AND CONTINGENCIES

Certain of the Ramco Properties (Roseville Plaza, Lake Orion Plaza and Jackson Crossing) contain environmental contamination caused by underground storage tanks. Remediation programs have been implemented at Roseville Plaza and Jackson Crossing with Lake Orion Plaza to be implemented in the future. Since third parties are obligated and have paid for remediation work to date, in management's opinion the Company will not incur any future costs related to the remediation work. Management of the Company is not aware of any other situations which require remediation.

During the third quarter of 1994, the Company held more than 25% of the value of its gross assets in overnight Treasury Bill reserve repurchase transactions which the United States Internal Revenue Service (the "IRS") may view as non-qualifying assets for the purposes of satisfying an asset qualification test applicable to REITs, based on a Revenue Ruling published in 1977 (the "Asset Issue"). The Company has requested that the IRS enter into a closing agreement with the Company that the Asset Issue will not impact the Company's status as a REIT. The IRS has deferred any action relating to the Asset Issue pending the further examination of the Company's 1991-1994 tax returns. Based on developments in the law which occurred since 1977, the Company's legal counsel has rendered an opinion that the Company's investment in Treasury Bill repurchase obligations would not adversely affect its REIT status. However, such opinion is not binding upon the IRS. In connection with the spin-off of Atlantic, Atlantic has assumed all tax liability arising out of the Asset Issue and the IRS audit of the Company's 1991-1994 tax returns. In connection with the assumption of such potential

                       RAMCO-GERSHENSON PROPERTIES TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

liabilities, Atlantic and the Company have entered into a tax agreement which provides that the Company (under the direction of its Continuing Trustees), and not Atlantic, will control, conduct and effect the settlement of any tax claims against the Company relating to the Asset Issue. Accordingly, Atlantic will not have any control as to the timing of the resolution or disposition of any such claims. No assurance can be given that the resolution or disposition of any such claims will be on terms or conditions favorable to the Company. The Company and Atlantic also received an opinion from legal counsel that, to the extent there is a deficiency in the Company's taxable income arising out of the IRS examination and provided the Company makes a deficiency dividend (i.e, declares and pays a distribution which is permitted to relate back to the year for which each deficiency was determined to satisfy the requirement that the REIT distribute 95 percent of its taxable income), the classification of the Company as a REIT for the taxable years under examination would not be affected. If notwithstanding the above-described opinions of legal counsel, the IRS successfully challenged the status of the Company as a REIT, its status could be adversely affected.

8.  SHARE OPTION PLAN

Concurrent with the Ramco Acquisition, the Company adopted a share option plan (the "Plan") to enable its employees to participate in the ownership of the Company. The Plan is designed to attract and retain executive officers and other key employees of the Company, to encourage a proprietary interest in the Company, and to provide incentives to employees.

Under the Plan, executive officers and employees of the Company may be granted options to acquire shares of common stock of the Company ("Options"). The Plan is administered by the independent trustee members of the Compensation Committee, who are authorized to select the executive officers and other employees to whom Options are to be granted. No member of the compensation committee is eligible to participate in the Plan.

The compensation committee, at its discretion, determines the number of Options to be granted. At June 30, 1996, the Plan provided for Options to purchase up to 855,000 shares of the Company's stock. However, no more than 50,000 stock options may be granted to any one individual in any calendar year.

                       RAMCO-GERSHENSON PROPERTIES TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

Each option will have an exercise price equal to the fair market value of the shares of the Company at the date of grant.

In connection with the Ramco Acquisition and the spin-off of Atlantic, the Company granted certain principals of the Ramco Group, options to purchase 120,000 shares at an exercise price of $16.00 per share. Subsequent to the Ramco Acquisition, an additional 25,000 options have been granted to the Chief Financial Officer.

9.  PRO FORMA FINANCIAL INFORMATION

The following pro forma consolidated statements of operations have been presented as if (i), the Ramco Acquisition and the spin-off of Atlantic had occurred on January 1, 1995, and (ii) the Company had qualified as a REIT, distributed all of its taxable income and, therefore had incurred no tax expense during the periods. In management's opinion all adjustments necessary to reflect the Ramco Acquisition and spin-off of Atlantic have been made. The pro forma consolidated statements of operations are not necessarily indicative of what the actual results of operations of the Company would have been had such transactions actually occurred as of January 1, 1995, nor do they purport to represent the results of the Company for future periods.

                       RAMCO-GERSHENSON PROPERTIES TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)



                                         SIX MONTHS ENDED JUNE 30,
                                         1996                1995
                                       ----------------------------
REVENUES
 Minimum rents                           $15,289           $14,702
 Percentage rents                            856               957
 Recoveries from tenants                   8,274             7,754
 Interest and other income                   239               171
                                         -------           -------
  TOTAL REVENUES                          24,658            23,584

EXPENSES

 Property operating and maintenance        5,933             5,482
 Real estate taxes                         2,594             2,568
 General and administrative                2,412             1,535
 Interest expense                          4,940             4,940
 Depreciation and amortization             3,180             3,180
 Spin-off and other expenses               7,933                -
                                        --------           -------
  TOTAL EXPENSES                          26,992            17,705
                                        --------           -------

OPERATING INCOME (LOSS)                   (2,334)            5,879

LOSS FROM UNCONSOLIDATED ENTITIES           (189)             (473)
                                        --------           -------

INCOME (LOSS) BEFORE MINORITY INTEREST    (2,523)            5,406

MINORITY INTEREST                         (1,461)           (1,353)
                                        --------           -------

NET INCOME (LOSS)                        $(3,984)           $4,053
                                        ========           =======

PRO FORMA EARNINGS (LOSS) PER SHARE      $  (.56)           $  .57
                                        ========           =======

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                       7,123             7,123
                                        ========           =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS FROM OPERATIONS

(Dollars in Thousands)

OVERVIEW

The following should be read in conjunction with the Consolidated Financial Statements of the Company, including the respective notes thereto which are included in this Form 10-Q. Capitalized terms used herein and not defined below have the meanings set forth in the Trust's definitive proxy statement dated as of March 29, 1996 (the "Proxy Statement").

The Pro Forma Consolidated Statements of Operations which are included in Note 9 to the Consolidated Financial Statements are presented as if the Company had been a REIT for the entire periods presented and the Ramco Acquisition and the Spin-off Transaction had been completed at the beginning of the periods presented.

In connection with the Ramco Acquisition, the Trust acquired, among other things, interests in the 22 Ramco Properties, assumed and incurred certain debt, and repaid a portion of the debt encumbering the Ramco Properties. Also, due to the re-leasing of the Phar Mor Space at the Jackson Crossing Property as part of the earnout prior to closing, the Ramco Group became entitled to 279,181
additional Operating Partnership units issued effective at closing.   In
connection with the Spin-off Transaction, the Company transferred its remaining mortgage portfolio as well as certain other assets, which included interests in its Norgate Center and 9 North Wabash Avenue properties, to Atlantic Realty Trust (a newly formed real estate investment trust), shares in which were distributed ratably to the Shareholders of the Trust. With the closing of the Ramco Acquisition and the consummation of the Spin-off Transaction the Trust successfully completed its previously announced plan to transform itself into an equity REIT. The discussion below should be read in conjunction with the discussion set forth in the Proxy Statement.

CAPITAL RESOURCES AND LIQUIDITY

As of the closing of the Ramco Acquisition (the "Closing"), the Company assumed debt on the Ramco Properties amounting to $176,556. In conjunction with the Closing and giving effect to the application of the RPS Cash and the initial drawdown of $9,906 on the Credit Facility, mortgage indebtedness of $69,485 was paid down. Taking into account the mortgage indebtedness remaining after the paydowns and the initial draw on the Credit Facility, the Company had long term debt of $116,977 upon the Closing of the Ramco Acquisition.

At the Closing, a total of $9,906 was borrowed under the Credit Facility, which will mature on May 6, 1999. As of the Closing, $25,000 of the Credit Facility was in place, of which only $12,300 was available for borrowing. The balance of the $25,000 Credit Facility was to become available upon receipt by the lender of satisfactory appraisals with respect to certain of the properties securing the Credit Facility. Effective June 1996, the appraisals had been completed and the availability under the Credit Facility was increased to $25,000, subject to borrowings outstanding at that point. During June 1996 negotiations were completed with a second participant-lender and the Credit Facility was increased to $50,000. A total of approximately $10,500 will be borrowed under the Credit Facility to be used to reimburse affiliates of Ramco for certain out-of-pocket costs incurred in connection with certain development opportunities acquired by the Trust. As stated in the Proxy Statement, the Trust intends to use the balance of the Credit Facility principally to fund future acquisitions, developments, expansions and redevelopments.

At the Closing, the Trust made a loan to, and assumed an obligation of, Atlantic. In that connection, Atlantic is obligated to pay the Trust the sum of $5,550 pursuant to a promissory note which matures on November 9, 1997 and bears interest at the Base Rate under the Credit Facility (which was 8.25% at Closing). The promissory note is secured by a collateral assignment of the borrower's interest in the Hylan Center. Subsequent to the quarter ended June 30, 1996 Atlantic repaid $3,500 plus accrued interest.

Atlantic used the proceeds of the promissory note primarily to make (on behalf of the Trust or otherwise) certain required severance and bonus payments to the Trust's executive officers, to pay the cost of a run-off directors' and officers' liability insurance policy for the Trust, to pay the cost of a directors' and officers' liability insurance policy for Atlantic, and to provide cash for Atlantic's initial working capital.

RECENT DEVELOPMENTS

Subsequent to the Closing, the lender holding the $7,000 of bonds secured by the Oakbrook Square Shopping Center exercised its option to tender the bonds for purchase on December 1, 1996. The underlying bonds have a maturity date of January 1, 2010. The Company is pursuing various alternatives to find new lender(s) to buy the bonds to hold until maturity but it is not known at this time whether a buyer will be found. The Company may need to draw on the Credit Facility to either retire the bonds or purchase the bonds until a new buyer can be found.

In August 1996, the Trust intends to purchase a Shopping Center for approximately $2,200. The Trust expects to borrow on the Credit Facility in order to fund the acquisition.

Expansions are currently underway at the Tel-Twelve Mall, Spring Meadows Shopping Center, and the Troy Towne Center. The costs relative to these expansions are anticipated to be approximately $3,900 and will be paid for by borrowings under the Credit Facility.


RESULTS OF OPERATIONS

Six months ended June 30, 1996 compared to six months ended June 30, 1995

Total revenues for the six months ended June 30, 1996 increased $5,487, or 65%, as compared to the six months ended June 30, 1995. Minimum rents increased to $7,254, an increase of $4,097, or 130%, for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. Percentage rents and tenant recoveries increased $2,725, or 212%, from $1,285 in 1995 to $4,010 in 1996.
These net increases are primarily attributable to the acquisition of the Ramco Properties effective May 1, 1996. Two months of the Ramco Properties' operating results have been included in the six months ended June 30, 1996 as compared to none in the corresponding six months of 1995. In addition, due to the Spin-off Transaction, two properties which were part of the Trust portfolio at June 30, 1995 were spun off effective May 1, 1996 and therefore the revenues for the six months of 1996 include only four months of their activity as compared to six months in 1995. The Company's results also show a decrease in the revenues derived from the mortgage loan portfolio which was spun off as of May 1, 1996.

During the six months ended June 30, 1996 expenses increased $10,541 from $7,091 to $17,632, or 148% as compared to the six months ended June 30, 1995. This increase was attributable principally to the non-recurring expenses related to the Spin-off Transaction of $7,933, including employee severance and bonus expenses, the cost of the run-off director's and officer's liability insurance policy for the Trust and the write off of the Trust's deferred acquisition expenses. In addition, a significant portion of the increase of approximately $3,867 in the property operating and maintenance, real estate tax and general and administrative expenses are directly attributable to the increase in the size of the real estate portfolio due to the acquisition of the Ramco Properties, offset slightly by the decrease related to the two former RPS properties which were spun-off effective May 1, 1996. Interest expense for the six months ended June 30, 1996 has increased $1,740 due to the debt assumed in connection with the Ramco acquisition. Interest expense for the six months ended June 30, 1996 included approximately $140 in additional costs for the period May 1 to May 10, 1996 due to the Closing being effective May 1, 1996 while the Trust contributed the RPS cash on May 10, 1996 thus incurring additional interest expense on the assumed debt. Total expenses for the six months ended June 30, 1995 included an addition to the allowance for loan losses of $3,000, no such allowance was required in the six months ended June 30, 1996.

Three months ended June 30, 1996 compared to three months ended June 30, 1995

Total revenues increased $5,473 or 134% to $9,551 for the three months ended June 30, 1996, as compared with $4,078 for the three months ended June 30, 1995. Minimum rents grew from $1,527 for the three months ended June 30, 1995 to $5,790, an increase of $4,263, or 279%. Percentage rents and recoveries from tenants increased $2,506, or 402%, from $623 in 1995 to $3,129 in 1996. This net increase is primarily attributable to the acquisition of the Ramco Properties effective May 1, 1996. Two months of the Ramco Properties operating results have been included in the three months ended June 30, 1996 as compared to none in the corresponding three months of 1995. In addition, due to the Spin-off Transaction, two properties which were part of the Trust portfolio at June 30, 1995 were spun-off effective May 1, 1996 and, therefore, the revenues for the three months of 1996 only include one month of their activity as compared to three months in 1995. The results also show a decrease in the revenues related to the mortgage loan portfolio which was spun-off as of May 1, 1996.

During the three months ended June 30, 1996 expenses increased $11,766 from $2,140 to $13,906, or 549%, as compared to the three months ended June 30, 1995. This increase was attributable principally to the non-recurring expenses related to the Spin-off Transaction of $6,276, including employee severance and bonus expenses, the cost of the run-off director's and officer's liability insurance policy for the Trust and the write off of the Trust's deferred acquisition expenses. In addition, a significant portion of the increase of approximately $3,750 in the property operating and maintenance, real estate tax and general and administrative expenses are directly attributable to the increase in the size of the real estate portfolio due to the acquisition of the Ramco Properties, offset slightly by a decrease related to the two former RPS properties which were spun-off effective May 1, 1996. Interest expense for the three months ended June 30, 1996 increased $1,740 due to the debt assumed relative to the Ramco Acquisition. Interest expense for the three months included approximately $140 in additional expense for the period May 1 to May 10, 1996 due to the Closing being effective May 1, 1996 while the Trust contributed the RPS cash on May 10, 1996 thus incurring additional interest expense on the assumed debt.

Pro Forma six months ended June 30, 1996 compared to Pro Forma six months ended June 30, 1995

Total revenues increased 4.6%, or $1,074 for the six months ended June 30, 1996, to $24,658 from $23,584 for the six months ended June 30, 1995. The increase was primarily due to a $587 increase in minimum rents, a $101 decrease in percentage rents, and a $520 increase in recoveries from tenants.

Minimum rents increased 4.0%, or $587, to $15,289 for the six months ended June 30, 1996 from $14,702 for the six months ended June 30, 1995. The increase was primarily due to the openings of new anchor tenants at Tel-Twelve Mall, West Oaks I and Jackson Crossing Shopping Center. Percentage rents decreased 10.6%, or $101, to $856 for the six months ended June 30, 1996 from $957 for the six months ended June 30, 1995. The decrease resulted primarily from the conversion of percentage rent to minimum rent due to contractual rent increases.
Recoveries from tenants increased 6.7%, or $520, to $8,274 for the six months ended June 30, 1996 from $7,754 for the six months ended June 30, 1995. The increase was primarily due to corresponding increases in recoverable property operating and real estate tax expense. The Company's overall recovery ratio for 1996 and 1995 remained relatively consistent at 97.0% and 96.3%, respectively.

Total expenses increased 52.5%, or $9,287 for the six months ended June 30, 1996, to $26,992 from $17,705 for the six months ended June 30, 1995. The increase was primarily due to a $7,933 increase in Spin-off Transaction and other related expenses, a $477 increase in property operating and real estate tax expense and a $877 increase in general and administrative expenses.

For the six months ended June 30, 1996 the Company incurred $7,933 of Spin-off Transaction and other related expenses for which there was no corresponding costs for the six months ended June 30, 1995. These non-recurring costs were primarily a result of the employee severance and bonus expense, the cost of run-off director's and officer's liability insurance, and the write-off of deferred acquisition costs related to the Transaction. Property operating and real estate tax expenses increased 5.9%, or $477, to $8,527 for the six months ended June 30, 1996 from $8,050 for the six months ended June 30, 1995. The increase was offset primarily by an increase in recoveries from tenants. As noted above, the Company's recovery ratio for the six months ended June 30, 1996 remained consistent with the corresponding 1995 period. General and administrative expenses increased $877, or 57.1%, to $2,412 for the six months ended June 30, 1996 from $1,535 for the six months ended June 30, 1995. The increase in general and administrative expenses was primarily due to a $156 increase in bad debt expense, and a $576 increase in cost reimbursement to Ramco-Gershenson, Inc. The $576 increase was a result of a decrease in revenues of $343, and an increase in expenses of approximately $333. Of the $343 decrease in revenues, $168 pertained to leasing fees and $44 pertained to development fees. Leasing and development fees are not necessarily earned consistently over time since these fees are based upon measurements related to specific transactions. The $333 increase in expenses was primarily attributable to a $180 increase in payroll and related benefits and a $100 increase in equipment leasing costs.

Management generally considers funds from operations ("FFO") to be one measure of financial performance of an equity REIT. It has been presented to assist investors in analyzing the performance of the Company and to provide a relevant basis for comparison to other REITs.

The Company has adopted the most recent National Association of Real Estate Investment Trusts ("NAREIT") definition of FFO, which was effective on January 1, 1996. Under the NAREIT definition, FFO represents income (loss) before minority interest (computed in accordance with generally accepted accounting principles), excluding gains (losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization (excluding amortization of financing costs), and after adjustments for unconsolidated partnerships and joint ventures.

Therefore, FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and should not be considered an alternative to net income as an indication of the Company's performance or to cash flows from operating activities as a measure of liquidity of the ability to pay distributions. Furthermore, while net income and cash generated from operating, investing and financing activities determined in accordance with generally accepted accounting principles consider capital expenditures which have been and will be incurred in the future, the calculation of FFO does not.

The following table illustrates the calculation of FFO for the six months ended June 30, 1996 and 1995:

                                                PRO FORMA SIX MONTHS ENDED

                                                          JUNE 30,

                                                        1996           1995
                                                        ----           ----

Net Income (Loss)                                     $(3,984)       $4,053

Add back
  Depreciation and amortization                         3,180         3,180
  Minority interest in partnerships                     1,461         1,353
  Non-recurring spin-off costs                          7,933
                                                      -------        ------
Funds from operations                                 $ 8,590        $8,586
                                                      =======        ======

           ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A Special Meeting of Shareholders of the Company was held on April 29, 1996 to consider and vote upon the following matters:

 1. A proposal to consummate an acquisition (the "Ramco Acquisition") by the Company of substantially all of the shopping center and retail properties, as well as the management organization and personnel and business operations, of Ramco-Gershenson, Inc. and its affiliates upon the terms and conditions described in the Proxy Statement distributed in connection with the Special Meeting ("First Proposal").

 2. A proposal to amend the Company's Declaration of Trust to, among other things, (i) increase certain quorum percentage requirements in connection with meetings of the Board of Trustees, (ii) establish a Nominating Committee and Advisory Committee of the Board of Trustees, (iii) change the Company's name to Ramco-Gershenson Properties Trust, and (iv) authorize the Board of Trustees, on a one-time basis in connection with the Ramco Acquisition, to combine outstanding Shares by way of a 1 for 4 reverse split, provide for the payment of cash in lieu of any fractional interest in a combined Share and establish mechanics to implement any such combination ("Second Proposal").

 3. A proposal to approve and ratify a new employee share option plan for certain key employees of the Company and its subsidiaries ("Third Proposal").

The following table shows the number of votes for and against each proposal and the number of votes abstaining with respect to each proposal:

Proposal                   For                    Against              Abstain
- --------                   ---                    -------              -------
First                  15,005,720                 933,321              348,890
Second                 14,909,713                 976,088              402,130
Third                  12,380,955               3,435,010              471,966

There were no broker non-votes with respect to any of the proposals at the Special Meeting.

                         PART II - OTHER INFORMATION

ITEM 6-EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

3(i) Amendment to Amended and Restated Declaration of Trust of the Company (formerly known as RPS Realty Trust).

3(ii)    Amendment to By-laws of the Company (formerly known as RPS Realty
         Trust).

10.1 Pledge Agreement, dated as of May 10, 1996, among the Company, Dennis Gershenson, Joel Gershenson, Bruce Gershenson, Richard Gershenson, Michael A. Ward, Michael A. Ward U/T/A dated 2/22/77, as amended, and the holders of interests in Ramco-Gershenson Properties, L.P., a Delaware limited partnership.

10.2 Registration Rights Agreement, dated as of May 10, 1996, among the Company, Dennis Gershenson, Joel Gershenson, Bruce Gershenson, Richard Gershenson, Michael A. Ward, Michael A. Ward U/T/A dated 2/22/77, as amended, and each of the Persons set forth on Exhibit A attached thereto.

10.3 Exchange Rights Agreement, dated as of May 10, 1996, by and among the Company and each of the Persons whose names are set forth on Exhibit A attached thereto.

10.4     1996 Share Option Plan of the Company.

10.5 Letter Agreement, dated May 10, 1996, among the Persons and Entities party to the Amended and Restated Master Agreement, dated as of December 27, 1995, as amended.

10.6 Promissory Note payable by Atlantic Realty Trust ("Atlantic") in favor of the Company in the principal face amount of 5,500,000 due November 9, 1997.

10.7 Letter Agreement, dated as of May 10, 1996, by and between Atlantic and the Company concerning the assumption of certain liabilities by Atlantic.

10.8 Employment Agreement, dated as of May 10, 1996, between the Company and Joel Gershenson.

10.9 Employment Agreement, dated as of May 10, 1996, between the Company and Dennis Gershenson.

10.10 Employment Agreement, dated as of May 10, 1996, between the Company and Michael A. Ward.

10.11 Employment Agreement, dated as of May 10, 1996, between the Company and Richard Gershenson.

10.12 Employment Agreement, dated as of May 10, 1996, between the Company and Bruce Gershenson.

10.13 Noncompetition Agreement, dated as of May 10, 1996, by and between Joel Gershenson and the Company.

10.14 Noncompetition Agreement, dated as of May 10, 1996, by and between Dennis Gershenson and the Company.

10.15 Noncompetition Agreement, dated as of May 10, 1996, by and between Michael A. Ward and the Company.

10.16 Noncompetition Agreement, dated as of May 10, 1996, by and between Richard Gershenson and the Company.

10.17 Noncompetition Agreement, dated as of May 10, 1996, by and between Bruce Gershenson and the Company.

10.18 Letter Agreement, dated April 15, 1996, among the Company and Richard Smith concerning Mr. Smith's employment by the Company.

27.1     Financial Data Schedule.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     RAMCO-GERSHENSON PROPERTIES TRUST



Date:   August 14, 1996              By:  /s/ Dennis Gershenson
                                         ------------------------------
                                          Dennis Gershenson
                                          President and Trustee
                                          (Chief Executive Officer)


Date:   August 14, 1996              By:  /s/ Richard Smith
                                         ------------------------------
                                          Richard Smith
                                          Chief Financial Officer (Principal
                                          Accounting Officer)

                                EXHIBIT INDEX



                                                                                           SEQUENTIALLY
EXHIBIT                                                                                      NUMBERED
NUMBER                DESCRIPTION                                                              PAGE
- -------               -----------                                                          ------------
3(i)     Amendment to Amended and Restated Declaration of Trust of the Company
         (formerly known as RPS Realty Trust).

3(ii)    Amendment to By-laws of the Company (formerly known as RPS Realty
         Trust).

10.1     Pledge Agreement, dated as of May 10, 1996, among the Company, Dennis
         Gershenson, Joel Gershenson, Bruce Gershenson, Richard Gershenson,
         Michael A. Ward, Michael A. Ward U/T/A dated 2/22/77, as amended, and the holders of interests in Ramco-Gershenson Properties, L.P., a Delaware limited partnership.

10.2     Registration Rights Agreement, dated as of May 10, 1996, among the
         Company, Dennis Gershenson, Joel Gershenson, Bruce Gershenson, Richard
         Gershenson, Michael A. Ward, Michael A. Ward U/T/A dated 2/22/77, as amended, and each of the Persons set forth on Exhibit A attached thereto.

10.3 Exchange Rights Agreement, dated as of May 10, 1996, by and among the Company and each of the Persons whose names are set forth on Exhibit A attached thereto.

10.4     1996 Share Option Plan of the Company.

10.5 Letter Agreement, dated May 10, 1996, among the Persons and Entities party to the Amended and Restated Master Agreement, dated as of December 27, 1995, as amended.

10.6 Promissory Note payable by Atlantic Realty Trust ("Atlantic") in favor of the Company in the principal face amount of 5,500,000 due November
         9, 1997.

10.7 Letter Agreement, dated as of May 10, 1996, by and between Atlantic and the Company concerning the assumption of certain liabilities by Atlantic.

10.8 Employment Agreement, dated as of May 10, 1996, between the Company and Joel Gershenson.

10.9 Employment Agreement, dated as of May 10, 1996, between the Company and Dennis Gershenson.

10.10 Employment Agreement, dated as of May 10, 1996, between the Company and Michael A. Ward.

10.11 Employment Agreement, dated as of May 10, 1996, between the Company and Richard Gershenson.


                                                                                           SEQUENTIALLY
EXHIBIT                                                                                      NUMBERED
NUMBER                DESCRIPTION                                                              PAGE
- -------               -----------                                                          ------------

10.12 Employment Agreement, dated as of May 10, 1996, between the Company and Bruce Gershenson.

10.13 Noncompetition Agreement, dated as of May 10, 1996, by and between Joel Gershenson and the Company.

10.14 Noncompetition Agreement, dated as of May 10, 1996, by and between Dennis Gershenson and the Company.

10.15 Noncompetition Agreement, dated as of May 10, 1996, by and between Michael A. Ward and the Company.

10.16 Noncompetition Agreement, dated as of May 10, 1996, by and between Richard Gershenson and the Company.

10.17 Noncompetition Agreement, dated as of May 10, 1996, by and between Bruce Gershenson and the Company.

10.18    Letter Agreement, dated April 15, 1996, among the Company and Richard
         Smith concerning Mr. Smith's employment by the Company.

27.1     Financial Data Schedule.

