Form 10-Q
period 1996-09-30
RAMCO GERSHENSON PROPERTIES TRUST
filed 1996-11-14
CIK 842183

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549
                                   FORM 10-Q

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT
---

OF 1934

For the quarterly period ended September 30, 1996

                                       OR
--- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF

1934


For the transition period from               to
                               -------------    --------------

Commission file number 1-10093

                      RAMCO-GERSHENSON PROPERTIES TRUST
                      ----------------------------------
             (Exact name of registrant as specified in its charter)


MASSACHUSETTS                                                             13-6908488
-------------                                                             ----------
(State or other jurisdiction                                       (I.R.S. Employer Identification
of incorporation or organization)                                  Number)

27600 Northwestern Highway, Suite 200, Southfield, Michigan                  48034
-----------------------------------------------------------                  -----
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

Number of shares of beneficial interest ($.10 par value) of the Registrant outstanding as of September 30, 1996: 7,123,105.

                                     INDEX




Part I.    FINANCIAL INFORMATION                                                                                 Page No.
                                                                                                                 --------
Item 1.    Financial Statements
           Consolidated Balance Sheets - September 30, 1996
                December 31, 1995 ................................................................................  3
           Consolidated Statements of Operations - Three Months and Nine Months Ended
                September 30, 1996 and 1995 ......................................................................  4

           Consolidated Statement of Shareholders' Equity - Nine Months Ended
                September 30, 1996 ...............................................................................  5

           Consolidated Statements of Cash Flows - Nine Months Ended
                September 30, 1996 and 1995 ......................................................................  6

           Notes to Consolidated Financial Statements ............................................................  7
Item 2.
           Management's Discussion and Analysis of Financial Condition
                and Results of Operations.........................................................................  13

Part II.   OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders....................................................  17


                         PART I - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS


                       RAMCO-GERSHENSON PROPERTIES TRUST
                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share data)

                                                                          September 30,      December 31,
                                                                              1996             1995 (*)
                                                                          ------------       ------------
                                                                           (unaudited)
ASSETS
     Real Estate, Net (Note 3)                                            $288,329                $55,299


Mortgage Loans Receivable, net of allowance
         for possible loan losses of $10,231
         in 1995                                                                 0                 36,023
REMIC Investments                                                                0                 58,099
Interest and Accounts receivable, net                                        2,249                  7,748
Due from Atlantic Realty Trust                                               2,078                      0
Other assets, net  (Note 4)                                                  2,573                 11,945
Equity Investments in Unconsolidated Entities                                5,247                      0
Cash and cash equivalents                                                    5,199                 11,467
                                                                          --------               --------

         TOTAL                                                            $305,675               $180,581
                                                                          ========               ========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
    Mortgages and Notes Payable (Note 5)                                  $116,820                     $0
    Distributions Payable                                                    4,108                  2,279
    Accounts Payable                                                         3,720                  1,282
    Accrued Expenses                                                         4,694                      0
    Due to Ramco Affiliates                                                 10,634                      0
                                                                          --------               --------
         TOTAL LIABILITIES                                                 139,976                  3,561
COMMITMENTS AND CONTINGENCIES (Note 7)                                          --                     --
MINORITY INTEREST                                                           45,012                      0
SHAREHOLDERS' EQUITY                                                       120,687                177,020
                                                                          --------               --------
         TOTAL                                                            $305,675               $180,581
                                                                          ========               ========

See notes to consolidated financial statements

(*) The 1995 historical results consist of the operations of RPS Realty Trust (Note 1)

                       RAMCO-GERSHENSON PROPERTIES TRUST
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (Unaudited)

                                                                        FOR THE THREE MONTHS     FOR THE NINE MONTHS
                                                                                ENDED                  ENDED
                                                                             SEPTEMBER 30           SEPTEMBER 30
                                                                          1996      1995 (*)     1996       1995 (*)
                                                                          ----      --------     ----       --------
REVENUES
   Minimum rents                                                        $8,053      $1,427     $15,307       $4,584
   Percentage rents                                                        214         213         860          707
   Recoveries from tenants                                               4,226         732       7,723        1,523
   Interest and other income                                               244       1,883       2,785        5,766
                                                                        ------      ------      ------       ------
         TOTAL REVENUES                                                 12,737       4,255      26,675       12,580
                                                                        ------      ------      ------       ------

EXPENSES
   Real estate taxes                                                     1,330         328       2,489          988
   Recoverable Operating Expenses                                        2,814         444       5,413        1,297
   Depreciation and amortization                                         1,631         306       3,095          910
   Other Operating                                                         263           0         497            0
   General and administrative                                            1,021         882       3,416        2,856
   Interest expense                                                      2,337           0       4,077            0
   Spin-off and other expenses (Note 1)                                     42           0       7,976            0
   Allowance for loan losses                                                 0           0           0        3,000
                                                                        ------      ------      ------       ------
         TOTAL EXPENSES                                                  9,438       1,960      26,963        9,051
                                                                        ------      ------      ------       ------

OPERATING INCOME (LOSS)                                                  3,299       2,295        (288)       3,529
LOSS FROM UNCONSOLIDATED ENTITIES                                          149           0         240            0
                                                                        ------      ------      ------       ------
INCOME (LOSS) BEFORE MINORITY INTEREST                                   3,150       2,295        (528)       3,529
MINORITY INTEREST                                                          869           0       1,350            0
                                                                        ------      ------      ------       ------
NET INCOME (LOSS)                                                       $2,281      $2,295     ($1,878)      $3,529
                                                                        ======      ======      ======       ======
NET INCOME (LOSS) PER SHARE                                              $0.32       $0.32      ($0.26)       $0.50
                                                                        ======      ======      ======       ======
WEIGHTED AVERAGE SHARES OUTSTANDING                                      7,123       7,123       7,123        7,123
                                                                        ======      ======      ======       ======

See notes to consolidated financial statements

(*) The 1995 historical results consist of the operations of RPS Realty Trust (Note 1)

                       RAMCO-GERSHENSON PROPERTIES TRUST
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (in thousands)
                                  (Unaudited)



                                                              SHARES OF
                                                          BENEFICIAL INTEREST    ADDITIONAL       CUMULATIVE           TOTAL
                                                          -------------------     PAID-IN         EARNINGS/        SHAREHOLDERS'
                                                          NUMBER      AMOUNT      CAPITAL       DISTRIBUTIONS         EQUITY
                                                          ------      ------     ----------     -------------      ------------
BALANCE AT JANUARY 1, 1996                                  7,123      $712       $197,061          ($20,753)         $177,020

Assets transferred in spin-off transaction                                         (45,483)                            (45,483)
Minority interests' equity                                                          (1,707)                             (1,707)
Cash Distributions Declared                                                                           (7,265)           (7,265)
Net loss for the nine months ended September 30, 1996                                                 (1,878)           (1,878)
                                                          -------     -----       --------          --------          --------
                                                                                                                             0
BALANCE AT SEPTEMBER 30, 1996                               7,123      $712       $149,871          ($29,896)         $120,687
                                                          =======     =====       ========          ========          ========



See notes to consolidated financial statements

                       RAMCO-GERSHENSON PROPERTIES TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)

                                                                       FOR THE NINE MONTHS
                                                                                ENDED
                                                                             SEPTEMBER 30
                                                                         1996       1995 (*)

CASH FLOWS FROM OPERATING ACTIVITIES
   NET INCOME (LOSS)                                                   ($1,878)       $3,529
   Adjustments to reconcile net income to
       net cash flows provided by operating
       activities:
       Provision for possible loan losses                                  129         3,000
       Write-off of deferred acquisition expenses                        2,154             0
       Loss on disposal of REMICs                                           91             0
       Depreciation and Amortization                                     3,095           910
       Loss from unconsolidated entities                                   240             0
       Minority Interest                                                 1,350             0
       Changes in assets and liabilities that
           provided (used) cash:
                Interest and accounts receivable                         4,912           168
                Other assets                                            (1,866)       (5,582)
                Accounts payable and accrued expenses                    3,435           210
                                                                       -------        ------
       Total Adjustments                                                13,540        (1,294)
                                                                       -------        ------
          CASH FLOWS PROVIDED BY
                OPERATING ACTIVITIES                                    11,662         2,235
                                                                       -------        ------

CASH FLOWS FROM INVESTING ACTIVITIES
     Satisfaction of Mortgage Loans Receivable                          (3,417)        3,000
     Amortization of REMICs                                              1,100             0
     Investment in REMICs                                                    0       (60,072)
     Proceeds from REMICs                                               56,908             0
     Real Estate Acquired                                               (7,721)         (873)
                                                                       -------        ------
            CASH FLOWS PROVIDED BY
                   INVESTING ACTIVITIES                                 46,870       (57,945)
                                                                       -------        ------

CASH FLOWS FROM FINANCING ACTIVITIES
     Distributions to shareholders                                      (7,297)       (6,838)
     Principal repayments on debt                                      (70,260)            0
     Advances to affiliated entities, net                                 (478)            0
     Advances from affiliated entities, net                                829             0
     Borrowings on debt                                                 12,406             0
                                                                       -------        ------

             CASH FLOWS USED IN
                    FINANCING ACTIVITIES                               (64,800)       (6,838)
                                                                       -------        ------
Net decrease in cash and cash equivalents                              ($6,268)     ($62,548)
                                                                       =======        ======
Cash and cash equivalents, beginning of period                         $11,467       $74,584
                                                                       =======        ======
Cash and cash equivalents, end of period                                $5,199       $12,036
                                                                       =======        ======

SUPPLEMENTAL DISCLOSURES OF CASH
    FLOW INFORMATION - CASH PAID FOR
    INTEREST DURING THE PERIOD                                          $3,411            $0
                                                                       -------        ------

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
    AND FINANCING ACTIVITIES
    Accrued distributions payable                                       $4,108        $2,279
    Spin-off of Net Assets to Atlantic                                 $45,483            $0
    Acquisition of Ramco:
          Debt assumed                                                $176,556            $0
          Value of OP Units issued                                     $43,835            $0
          Other liabilities assumed                                     $2,097            $0
    Debt assumed from Ramco affiliates in exchange
           for real estate                                              $9,805            $0
Interest and Accounts Payable                                               $0         ($326)
Allowance for Possible Loan Losses                                          $0        $1,876
Mortgages Receivable                                                        $0       ($1,550)


See notes to consolidated financial statements

(*) The 1995 historical results consist of the operations of RPS Realty Trust

                       RAMCO-GERSHENSON PROPERTIES TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in Thousands)
                                  (Unaudited)


1. RAMCO ACQUISITION AND SPIN-OFF TRANSACTIONS

Effective May 1, 1996, Ramco-Gershenson Properties Trust, formerly known as RPS Realty Trust (the "Company"), completed (i) the acquisition of substantially all of the shopping center and retail properties, as well as the management organization, personnel, and business operations of Ramco-Gershenson, Inc. and its affiliates (the "Ramco Acquisition") and (ii) the spin-off of its wholly owned subsidiary, Atlantic Realty Trust ("Atlantic"), a Maryland real estate investment trust. In connection with the Ramco Acquisition, the Company's name was changed to Ramco-Gershenson Properties Trust and a one-for-four reverse stock split was effectuated as of the close of business on May 1, 1996.

Concurrent with the Ramco Acquisition, the former owners of the Ramco Properties (as defined below) and the shareholders of Ramco-Gershenson, Inc. ("Ramco") (collectively, the "Ramco Group") transferred to Ramco-Gershenson Properties, L.P. (the "Operating Partnership") (i) their interests in 20 shopping center and retail properties (the "Ramco Properties") containing an aggregate of approximately 5,114,000 square feet of total GLA, of which approximately 3,706,000 square feet is owned by the Operating Partnership, and the balance is owned by certain anchor tenants, (ii) 100% of the non-voting common stock and 5% of the voting common stock in Ramco (representing in excess of a 95% economic interest in Ramco), (iii) 50% general partner interests of two partnerships which each own a shopping center, (iv) rights in and/or options to acquire certain development land, (v) options to acquire the Ramco Group's interest in six shopping center properties and (vi) five outparcels.

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

Pursuant to the Ramco Acquisition, the Company transferred to the Operating Partnership six properties containing an aggregate of approximately 931,000 square feet of gross leasable area ("GLA") and $68,000 in cash in exchange for 7,123,105 units of the Operating Partnership (representing a 1% General Partnership interest, and a 72% limited partnership interest after giving effect for the reduction of 2% for the Ramco Group's earnout).

Concurrently with the closing of the Ramco Acquisition, the Company's former mortgage loan portfolio as well as certain of its former real estate assets were transferred to Atlantic and the shares of Atlantic were distributed to the Company's shareholders.

For the nine months ended September 30, 1996 non-recurring expenses, including the spin-off of Atlantic have been charged to operations as follows:


               Severance and other termination costs      $4,672
               Directors and officers insurance            1,150
               Write-off of deferred acquisition expense   2,154
                                                          ------
                                                          $7,976
                                                          ======


2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - The accompanying interim financial statements and related notes of the Company are unaudited; however, they have been prepared in accordance with generally accepted accounting principles for

                       RAMCO-GERSHENSON PROPERTIES TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in Thousands)
                                  (Unaudited)


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

The consolidated financial statements of the Company include the effects of the Ramco Acquisition and the spin-off of Atlantic as well as the operations of the Operating Partnership commencing May 1, 1996.

RECLASSIFICATIONS - Certain reclassifications have been made to the 1995 consolidated financial statements in order to conform with the 1996 presentation.

OTHER ASSETS - consist primarily of financing costs and leasing costs which are amortized over the terms of the respective agreements.

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its majority owned subsidiary, the Operating Partnership (73% owned by the Company at September 30, 1996). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

REVENUE RECOGNITION - Shopping center space is generally leased to retail tenants under leases which are accounted for as operating leases. Minimum rents are recognized on the straight-line method over the terms of the leases. Percentage rents are recognized as earned on an accrual basis over the terms of the leases. The leases also typically provide for tenant recoveries of common area maintenance and operating expenses, and real estate taxes. These recoveries are recognized as revenue in the period the applicable costs are incurred.

An allowance for doubtful accounts has been provided against the portion of tenant accounts receivable which is estimated to be uncollectible. Accounts receivable in the accompanying balance sheet is shown net of an allowance for doubtful accounts of approximately $282 as of September 30, 1996.

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

3. REAL ESTATE

The Company's real estate at September 30, 1996 and December 31, 1995 are as follows:


                                          SEPTEMBER 30, 1996   DECEMBER 31, 1995

      Land                                     $ 40,748             $18,459
      Buildings and Improvements                250,643              40,387
      Construction-in-progress                    2,437                   0
                                               --------             -------
                Total                           293,828              58,846
      Less:     Accumulated Depreciation          5,499               3,547
                                               --------             -------
                                               $288,329             $55,299
                                               ========             =======


4. OTHER ASSETS

Other assets at September 30, 1996 and December 31, 1995 are as follows:


                                       SEPTEMBER 30, 1996      DECEMBER 31, 1995

    Leasing costs, net                     $1,575
    Deferred financing costs, net             423
    Other, net                                575
    Deferred acquisition expenses, net                           $ 2,154
    Transaction advances                                           9,791
                                           ------                -------
                                           $2,573                $11,945
                                           ======                =======

5. MORTGAGES AND NOTES PAYABLE

Mortgages and notes payable at September 30, 1996 consist of the following:


          Fixed rate mortgages with interest rates ranging
            from 7.8% to 8.75% due at various dates through
            2006                                                  $ 99,789

          Floating rate mortgages at 75% of the rate of
            long-term Capital A rated utility bonds due
            December 1, 1996                                         7,000

          Credit Facility, with an interest rate at the
            reserve adjusted Eurodollar rate plus 175
            basis points, due May 1999, maximum available
            borrowings of $50,000                                   10,031
                                                                  --------
                                                                  $116,820
                                                                  ========


The mortgage notes are secured by properties that have an approximate net book value of $135,806 as of September 30, 1996. The Credit Facility is secured by mortgages on various properties that have an approximate net book value of $75,717 as of September 30, 1996.

The following table presents scheduled principal payments on mortgages and notes payable as of September 30, 1996:

                       RAMCO-GERSHENSON PROPERTIES TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in Thousands)
                                  (Unaudited)



Year ended December 31,
                         1996 (October 1, 1996 to December 31, 1996) ..  $  7,211
                         1997 .........................................     1,874
                         1998 .........................................     3,799
                         1999 .........................................    12,058
                         2000 .........................................     2,130
                         Thereafter ...................................    89,748
                                                                         --------
                         Total ........................................  $116,820
                                                                         ========


6. LEASES

The Company is engaged in the operation of shopping center and retail properties and leases space to tenants and certain anchors pursuant to lease agreements. The lease agreements provide for terms ranging from three to 30 years and, in some cases, for annual rentals which are subject to upward adjustment based on operating expense levels and sales volume.

Approximate future minimum rents under noncancelable operating leases in effect at September 30, 1996, assuming no new or renegotiated leases nor option extensions on lease agreements, are as follows:


          Year ended December 31,
              1996 (October 1, 1996 to December 31, 1996) ..  $  7,690
              1997 .........................................    29,539
              1998 .........................................    26,202
              1999 .........................................    23,322
              2000 .........................................    20,151
              Thereafter ...................................   158,693
                                                              --------
              Total ........................................  $265,597
                                                              ========


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

During the third quarter of 1994, the Company held more than 25% of the value of its gross assets in overnight Treasury Bill reserve repurchase transactions which the United States Internal Revenue Service (the "IRS") may view as non-qualifying assets for the purposes of satisfying an asset qualification test applicable to REITs, based on a Revenue Ruling published in 1977 (the "Asset Issue"). The Company has requested that the IRS enter into a closing agreement with the Company that the Asset Issue will not impact the Company's status as a REIT. The IRS has deferred any action relating to the Asset Issue pending the further examination of the Company's 1991-1994 tax returns. Based on developments in the law which occurred since 1977, the Company's legal counsel has rendered an opinion that the Company's investment in Treasury Bill repurchase obligations would not adversely affect its REIT status. However, such opinion is not binding upon the IRS. In connection with the spin-off of Atlantic, Atlantic has assumed all tax liability arising out of the Asset Issue and the IRS audit of the Company's 1991-1994 tax returns. In connection with the assumption of such potential liabilities, Atlantic and the Company have entered into a tax agreement which provides that the Company (under the direction of its Continuing Trustees), and not Atlantic, will control, conduct and effect the settlement of any tax claims against the Company relating to the Asset Issue. Accordingly, Atlantic will not have any control as to the timing of the resolution or disposition of any such claims.

                       RAMCO-GERSHENSON PROPERTIES TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in Thousands)
                                  (Unaudited)


No assurance can be given that the resolution or disposition of any such claims will be on terms or conditions favorable to the Company. The Company and Atlantic also received an opinion from legal counsel that, to the extent there is a deficiency in the Company's taxable income arising out of the IRS examination and provided the Company makes a deficiency dividend (i.e, declares and pays a distribution which is permitted to relate back to the year for which each deficiency was determined to satisfy the requirement that the REIT distribute 95 percent of its taxable income), the classification of the Company as a REIT for the taxable years under examination would not be affected. If, notwithstanding the above-described opinions of legal counsel, the IRS successfully challenged the status of the Company as a REIT, its status could be adversely affected.

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

The compensation committee, at its discretion, determines the number of Options to be granted. The Plan provided for Options to purchase up to 1,000,000 shares of the Company's stock. However, no more than 50,000 stock options may be granted to any one individual in any calendar year. Each option will have an exercise price equal to the fair market value of the shares of the Company at the date of grant.

In connection with the Ramco Acquisition and the spin-off of Atlantic, the Company granted certain principals of the Ramco Group, options to purchase 120,000 shares at an exercise price of $16.00 per share. Subsequent to the Ramco Acquisition, an additional 25,000 options have been granted to the Chief Financial Officer at an exercise price of $15.44 per share, and an additional 37,575 options have been granted to Ramco-Gershenson, Inc. employees at an exercise price of $16.56 per share.

9. PRO FORMA FINANCIAL INFORMATION

The following pro forma consolidated statements of operations have been presented as if (i) the Ramco Acquisition and the spin-off of Atlantic had occurred on January 1, 1995, and (ii) the Company had qualified as a REIT, distributed all of its taxable income and, therefore had incurred no tax expense during the periods. In management's opinion, all adjustments necessary to reflect the Ramco Acquisition, properties acquired subsequently and the spin-off of Atlantic have been made. The pro forma consolidated statements of operations are not necessarily indicative of what the actual results of operations of the Company would have been had such transactions actually occurred as of January 1, 1995, nor do they purport to represent the results of the Company for future periods.

                      RAMCO-GERSHENSON PROPERTIES TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in Thousands, Except Per Share Data)
                                 (Unaudited)






                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                1996               1995
                                            -------------------------------

REVENUES
  Minimum rents                                $23,983             $22,416
  Percentage rents                               1,070               1,292
  Recoveries from tenants                       12,633              12,342
  Interest and other income                        475                 234
                                               -------             -------
    TOTAL REVENUES                              38,161              36,284

EXPENSES
  Real estate taxes                              3,924               3,878
  Recoverable Operating Expenses                 8,518               8,202
  Depreciation and amortization                  4,838               4,786
  Other Operating                                  609                 370
  General and administrative                     3,159               2,185
  Interest expense                               7,552               7,393
  Spin-off and other expenses                    7,976
                                               -------             -------
    TOTAL EXPENSES                              36,576              26,814
                                               -------             -------

OPERATING INCOME                                 1,585               9,470

LOSS FROM UNCONSOLIDATED ENTITIES                 (338)               (347)
                                               -------             -------
INCOME BEFORE MINORITY INTEREST                  1,247               9,123

MINORITY INTEREST                                2,414               2,280
                                               -------             -------
NET INCOME (LOSS)                              ($1,167)            $ 6,843
                                               =======             =======
PRO FORMA EARNINGS (LOSS) PER SHARE             ($0.16)              $0.96
                                               =======             =======
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                             7,123               7,123
                                               =======             =======


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

At the Closing, the Trust made a loan to, and assumed an obligation of, Atlantic Realty Trust ("Atlantic"). In that connection, Atlantic was obligated to pay the Trust the sum of $5,550, of which $3,500 was repaid during July 1996. The promissory note with a remaining balance of $2,050 at September 30, 1996, matures November 9, 1997, bears interest at the Base Rate under the Credit Facility (which was 8.25% at Closing), and is secured by a collateral assignment of the borrower's interest in the Hylan Center.

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

RECENT DEVELOPMENTS

During August 1996 the Trust acquired for $2,300, a property known as Telegraph and Goddard located in Taylor, Michigan. The shopping center is a 122,374 square foot, free-standing retail property currently occupied by a Kmart store, with potential for future growth.

The Trust has approximately $40,000 available under the Credit Facility and intends to reimburse affiliates of Ramco, during the fourth quarter of 1996, for $10,500 of development costs incurred in connection with certain development opportunities acquired by the Trust, including the Jackson West Shopping Center which opened in June 1996. In addition, expansions are currently underway at the Tel-Twelve Mall, Spring Meadows Shopping Center, and the Troy Towne Center. The costs relative to these expansions are anticipated to be approximately $3,900 and will be paid for by borrowings under the Credit Facility.

The Trust intends to use the balance of the Credit Facility principally to fund future acquisitions, developments, expansions, and redevelopments. The Company expects that the combination of the Credit Facility and other borrowings will be sufficient to meet its liquidity needs.

Subsequent to the Closing, the lender holding the $7,000 of bonds secured by the Oakbrook Square Shopping Center exercised its option to tender the bonds for purchase on December 1, 1996. The underlying bonds have a maturity date of January 1, 2010. The Trust is pursuing an extension from the existing lender. In addition, the Trust is pursuing various alternatives to find new lender(s) to buy the bonds to hold until maturity but it is not known at this time whether a buyer will be found. The Trust may need to draw on the Credit Facility to either retire the bonds or purchase the bonds until a new buyer can be found.

RESULTS OF OPERATIONS

Nine months ended September 30, 1996 compared to nine months ended September 30, 1995

Total revenues for the nine months ended September 30, 1996 increased $14,095, or 112%, as compared to the nine months ended September 30, 1995. Minimum rents increased to $15,307, an increase of $10,723, or 234%, for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. Percentage rents increased $153 or 22% from $707 in 1995 to $860 in 1996. Tenant recoveries increased $6,200, or 407%, from $1,523 in 1995 to $7,723 in 1996. These net increases are primarily attributable to the acquisition of the Ramco Properties effective May 1, 1996. Five months of the Ramco Properties' operating results have been included in the nine months ended September 30, 1996 as compared to none in the corresponding nine months of 1995. In addition, due to the Spin-off Transaction, two properties which were part of the Trust portfolio at September 30, 1995 were spun off effective May 1, 1996 and therefore the revenues for the nine months of 1996 include only four months of their activity as compared to nine months in 1995. The Company's results also show a decrease in the revenues derived from the mortgage loan portfolio which was spun off as of May 1, 1996.

During the nine months ended September 30, 1996 expenses increased $17,912 from $9,051 to $26,963, or 198% as compared to the nine months ended September 30, 1995. This increase was attributable principally to the non-recurring expenses related to the Spin-off Transaction of $7,976, including employee severance and bonus expenses, the cost of the run-off directors' and officers' liability insurance policy for the Trust and the write-off of the Trust's deferred acquisition expenses. In addition, a significant portion of the increase of approximately $6,674 in the recoverable operating, other operating, real estate tax, and general and administrative expenses are directly attributable to the increase in the size of the real estate portfolio due to the acquisition of the Ramco Properties, offset slightly by the decrease related to the two former RPS properties which were spun-off effective May 1, 1996. Interest expense for the nine months ended September 30, 1996 has increased $4,077 due to the debt assumed in connection with the Ramco acquisition. Interest expense for the nine months ended September 30, 1996 included approximately $140 in additional costs for the period May 1 to May 10, 1996 due to the Closing being effective May 1, 1996 while the Trust contributed the RPS cash on May 10, 1996 thus incurring additional interest expense on the assumed debt. Total expenses for the nine months ended September 30, 1995 included an addition to the allowance for loan losses of $3,000, no such allowance was required in the nine months ended September 30, 1996.

Three months ended September 30, 1996 compared to three months ended September 30, 1995

Total revenues increased $8,482 or 199% to $12,737 for the three months ended September 30, 1996, as compared with $4,255 for the three months ended September 30, 1995. Minimum rents grew from $1,427 for the three months ended September 30, 1995 to $8,053, an increase of $6,626, or 464%. Percentage rents remained the same as 1995 primarily due to the conversion of percentage rent to minimum rent due to contractual rent increases. Recoveries from tenants increased $3,494 or 477% from $732 in 1995 to $4,226 in 1996. This net increase is primarily attributable to the acquisition of the Ramco Properties effective May 1, 1996. Three months of the Ramco Properties operating results have been included in the three months ended September 30, 1996 as compared to none in the corresponding three months of 1995. In addition, due to the Spin-off Transaction, two properties which were part of the Trust portfolio at September 30, 1995 were spun-off effective May 1, 1996 and, therefore, the revenues for the three months of 1996 do not include any activity as compared to three months in 1995. The results also show a decrease in the revenues related to the mortgage loan portfolio which was spun-off as of May 1, 1996.

During the three months ended September 30, 1996 expenses increased $7,478 from $1,960 to $9,438, or 382%, as compared to the three months ended September 30, 1995. This increase is primarily attributable to the acquisition of the Ramco properties effective May 1, 1996. In addition, a significant portion of the increase of approximately $3,774 in the recoverable operating, other operating, real estate tax, and general and administrative expenses are directly attributable to the increase in the size of the real estate portfolio due to the acquisition of the Ramco Properties, offset slightly by a decrease related to the two former RPS properties which were spun-off effective May 1, 1996. Interest expense for the three months ended September 30, 1996 increased $2,337 due to the debt assumed relative to the Ramco Acquisition.

Pro Forma nine months ended September 30, 1996 compared to Pro Forma nine months ended September 30, 1995

Total revenues increased 5.2%, or $1,877 for the nine months ended September 30, 1996, to $38,161 from $36,284 for the nine months ended September 30, 1995. The increase was primarily due to a $1,567 increase in minimum rents, a $222 decrease in percentage rents, and a $291 increase in recoveries from tenants.

Minimum rents increased 7.0%, or $1,567, to $23,983 for the nine months ended September 30, 1996 from $22,416 for the nine months ended September 30, 1995. The increase was primarily due to the openings of new anchor tenants at Tel-Twelve Mall, West Oaks I and Jackson Crossing Shopping Center and the opening of the Jackson West Shopping Center. Percentage rents decreased 17.2%, or $222, to $1,070 for the nine months ended September 30, 1996 from $1,292 for the nine months ended September 30, 1995. The decrease resulted primarily from the conversion of percentage rent to minimum rent due to contractual rent increases. Recoveries from tenants increased 2.4%, or $291, to $12,633 for the nine months ended September 30, 1996 from $12,342 for the nine months ended September 30, 1995. The increase was primarily due to corresponding increases in recoverable operating and real estate tax expense. The Company's overall recovery ratio for 1996 and 1995 remained relatively consistent at 101.5% and 102.2%, respectively.

Total expenses increased 36.4%, or $9,762 for the nine months ended September 30, 1996, to $36,576 from $26,814 for the nine months ended September 30, 1995. The increase was primarily due to a $7,976 increase in Spin-off Transaction and other related expenses, a $362 increase in recoverable operating and real estate tax expense, a $239 increase in other operating expenses, a $159 increase in interest expense and a $974 increase in general and administrative expenses.

For the nine months ended September 30, 1996 the Company incurred $7,976 of Spin-off Transaction and other related expenses for which there were no corresponding costs for the nine months ended September 30, 1995. These non-recurring costs were primarily a result of the employee severance and bonus expense, the cost of run-off directors' and officers' liability insurance, and the write-off of deferred acquisition costs related to the Transaction. Recoverable operating and real estate tax expenses increased 3.0%, or $362, to $12,442 for the nine months ended September 30, 1996 from $12,080 for the nine months ended September 30, 1995. The increase was offset primarily by an increase in recoveries from tenants. As noted above, the Company's recovery ratio for the nine months ended September 30, 1996 remained consistent with the corresponding 1995 period. Other operating expenses increased 64.6% or $239 to $609 for the nine months ended September 30, 1996 from $370 for the nine months ended September 30, 1995 due to a $217 increase in bad debt expense. Interest expense increased $159, or 2.2% to $7,552 for the nine months ended September 30, 1996 as compared to $7,393 for the nine months ended September 30, 1995. General and administrative expenses increased $974, or 44.6%, to $3,159 for the nine months ended September 30, 1996 from $2,185 for the nine months ended September 30, 1995. The increase in general and administrative expenses was primarily due to a $964 increase in cost reimbursement to Ramco-Gershenson, Inc. The $964 increase was a result of a decrease in revenues of $388, and an increase in expenses of approximately $576. Of the $388 decrease in revenues, $182 pertained to leasing fees and $184 pertained to development fees. Leasing and development fees are not necessarily earned consistently over time since these fees are based upon measurements related to specific transactions. The $576 increase in expenses was primarily attributable to a $196 increase in payroll and related benefits and a $145 increase in equipment leasing costs.

Management generally considers funds from operations ("FFO") to be one measure of financial performance of an equity REIT. It has been presented to assist investors in analyzing the performance of the Company and to provide a relevant basis for comparison to other REITs.

The Company has adopted the most recent National Association of Real Estate Investment Trusts ("NAREIT") definition of FFO, which was effective on January 1, 1996. Under the NAREIT definition, FFO represents net income (loss) before minority interest (computed in accordance with generally accepted accounting principles), excluding gains (losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization (excluding amortization of financing costs), and after adjustments for unconsolidated partnerships and joint ventures.

Therefore, FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and should not be considered an alternative to net income as an indication of the Company's performance or to cash flows from operating activities as a measure of liquidity or the ability to pay distributions. Furthermore, while net income and cash generated from operating, investing and financing activities determined in accordance with generally accepted accounting principles consider capital expenditures which have been and will be incurred in the future, the calculation of FFO does not.

The following table illustrates the calculation of pro forma FFO for the nine months ended September 30, 1996 and 1995:




           PRO FORMA FUNDS FROM OPERATIONS                NINE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                          1996        1995
                                                          ----        ----
           Net Income (Loss)                              ($1,167)    $ 6,843

           Add Back
              Depreciation                                  4,867       4,786
              Minority Interest in Partnerships             2,414       2,280
              Non-recurring spin-off costs                  7,976
                                                         --------     --------
           Funds from operations                          $14,090     $13,909
                                                          =======     =======

                           PART II: OTHER INFORMATION

                      For Quarter Ended September 30, 1996


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Shareholders of the Company was held on September 10, 1996. At the Annual Meeting, Selwyn Isakow, Arthur H. Goldberg and Mark K. Rosenfeld were elected as trustees of the Company to serve until the 1999 Annual Meeting of Shareholders or until their successors are elected and qualified. The following votes were cast for or were withheld from voting with respect to the election of each of the following persons:

                                          Votes
                                  ------------------------
                                                 Authority
              Name                   For          Withheld
        -----------------         ---------      ---------
        Selwyn Isakow             4,816,361         43,720
        Arthur H. Goldberg        4,818,630         41,451
        Mark K. Rosenfeld         4,634,811        225,270


     There were no abstentions or broker non-votes in connection with the election of the trustees at the Annual Meeting.

     In addition, at the Annual Meeting, the shareholders voted to ratify the selection of Deloitte & Touche LLP, independent certified public accountants, as auditors for the fiscal year commencing January 1, 1996. The following table shows the number of votes for and against the proposal and the number of votes abstaining with respect to the proposal:

             For          Against         Abstain
          ---------       -------         -------
          4,809,028        17,010          34,043

     There were no broker non-votes in connection with the appointment of the Company's auditors at the Annual Meeting.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        RAMCO-GERSHENSON PROPERTIES TRUST



Date:  NOVEMBER 14, 1996           By:/s/ Dennis Gershenson
                                      ---------------------
                                      Dennis Gershenson
                                      President and Trustee
                                      (Chief Executive Officer)

Date:  NOVEMBER 14, 1996           By:/s/ Richard Smith
                                      -----------------
                                      Richard Smith
                                      Chief Financial Officer
                                      (Principal Accounting Officer)