Form 10-K405
period 1996-12-31
RAMCO GERSHENSON PROPERTIES TRUST
filed 1997-03-28
CIK 842183

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                         ------------------------------

                                   FORM 10-K

(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934 [FEE REQUIRED]

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934 [NO FEE REQUIRED]

FOR THE TRANSITION PERIOD FROM                TO

                         COMMISSION FILE NUMBER 1-10093

                       RAMCO-GERSHENSON PROPERTIES TRUST
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                MASSACHUSETTS                                          13-6908486
       (State or Other Jurisdiction of                    (I.R.S. Employer Identification No.)
        Incorporated or Organization)
    27600 NORTHWESTERN HIGHWAY, SUITE 200                                48034
             SOUTHFIELD, MICHIGAN                                      (Zip Code)
   (Address of Principal Executive Offices)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 248-350-9900

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                             NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                              ON WHICH REGISTERED
             -------------------                             ---------------------
Shares of Beneficial Interest,                           New York Stock Exchange, Inc.
$0.10 Par Value Per Share

Share Purchase Rights                                    New York Stock Exchange, Inc.

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      None
                                (TITLE OF CLASS)

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements to this Form 10-K. [X]

     Aggregate Market Value of the voting shares held by non-affiliates of the Registrant as of March 14, 1997: approximately $122,798,000.

     Approximately 7,123,105 Shares of Beneficial Interest of the Registrant were outstanding as of March 14, 1997.

     DOCUMENT INCORPORATED BY REFERENCE: Portions of the 1997 Ramco-Gershenson Properties Trust Proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to the annual meeting of shareholders to be held on June 10, 1997 are incorporated by reference into Part III.
================================================================================

                               TABLE OF CONTENTS

NOTE: Ramco-Gershenson Properties Trust is sometimes referred to in this Annual
      Report on Form 10-K as "Registrant", or the "Company".

            ITEM                                                                   PAGE
            ----                                                                   ----
PART I       1.    Business....................................................      2
             2.    Properties..................................................      8
             3.    Legal Proceedings...........................................     12
             4.    Submission of Matters to a Vote of Security Holders.........     12
PART II      5.    Market for Registrant's Common Equity and Related
                   Stockholder Matters.........................................     13
             6.    Selected Financial Data.....................................     15
             7.    Management's Discussion and Analysis of Financial Condition
                   and Results of Operation....................................     17
             8.    Financial Statements and Supplementary Data.................     26
             9.    Changes in and Disagreements with Accountants on Accounting
                   and Financial Disclosure....................................     26
PART III    10.    Directors and Executive Officers of the Registrant..........     26
            11.    Executive Compensation......................................     26
            12.    Security Ownership of Certain Beneficial Owners and
                   Management..................................................     26
            13.    Certain Relationships and Related Transactions..............     26
PART IV     14.    Exhibits, Financial Statement Schedules, and Reports on Form
                   8-K.........................................................     27
                                                                                   S-1
SIGNATURES.....................................................................

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Ramco-Gershenson Properties Trust (the "Company") is a Massachusetts business trust organized pursuant to a Declaration of Trust declared and accepted in Boston, Massachusetts on June 21, 1988, as amended and restated by an Amended and Restated Declaration of Trust dated June 21, 1988, as amended and restated by an Amended and Restated Declaration of Trust dated October 14, 1988 and by a First Amendment to the Amended and Restated Declaration of Trust dated May 10, 1996 (as amended, the "Declaration of Trust"). The principal office of the Company is located at 27600 Northwestern Highway, Suite 200, Southfield, Michigan 48034.

     The Company is the successor entity of Resources Pension Shares 1 ("RPS 1"), Resources Pension Shares 2 ("RPS 2"), and Resources Pension Shares 3 ("RPS 3"), each of which was a Massachusetts business trust (collectively, the "RPS Trusts"), and Integrated Resources Pension Shares 4, a California limited partnership ("RPS 4") (the RPS Trusts and RPS 4 are collectively referred to as the "Predecessor Programs"). On December 28, 1988, the Company (i) acquired the assets, subject to the liabilities, of the Predecessor Programs (the "Exchange") in exchange for issuing an aggregate of 28,576,022 shares of beneficial interest, $.10 par value per share (the "Shares"), and (ii) acquired all of the outstanding stock of RPS Advisory Corp., a Delaware corporation, in consideration for a note in the original principal amount of $24,250,000. The assets of the Predecessor Programs acquired in the Exchange consisted primarily of mortgage loan investments. Immediately prior to the Company's acquisition of its stock, RPS Advisory Corp. acquired certain assets (consisting primarily of 10 year employment agreements with Herbert Liechtung, the Company's former President, and Joel M. Pashcow, the Company's former Chairman and President, and advisory agreements with, and the managing general partner's right to certain management, mortgage servicing, and incentive fees from, the Predecessor Programs). The Company's acquisition of such stock enabled the Company to internalize its management.

     In May 1996, the Company (i) acquired substantially all of the shopping center and retail properties as well as the management organization and business operations, of Ramco-Gershenson, Inc. and certain of its affiliates (the "Ramco Acquisition"), (ii) changed the Company's name from RPS Realty Trust to Ramco-Gershenson Properties Trust, (iii) combined the outstanding shares of the Company by way of a one-for-four reverse split, and, (iv) spun-off eight mortgage loans and two real properties (the "RPS Mortgage Assets") to Atlantic Realty Trust , a newly formed real estate investment trust ("Atlantic"). The Ramco Acquisition was accomplished by the transfer by the Company to Ramco-Gershenson Properties, L.P. (the "Operating Partnership"), a Delaware limited partnership of which the Company is the general partner, of six properties containing approximately 931,000 square feet of gross leasable area ("GLA") and of $68,000,000 in cash, and by the transfer to the Operating Partnership by the principals of Ramco-Gershenson, Inc. (the "Ramco Principals") and by their affiliates (collectively the "Ramco Group"), of (a) 20 shopping center properties containing approximately 4,826,000 square feet of gross leasable area (the "Ramco Properties"), (b) 100% of the non-voting stock and 5% of the voting stock (representing in excess of 95% of the economic interest) in Ramco-Gershenson, Inc. ("Ramco"), (c) 50% general partner interests of two partnerships which each own a shopping center (d) rights in and/or options to acquire certain development land totaling approximately 155 acres, (e) options to acquire interests in six shopping center properties and (f) five outparcels totaling 7.1 acres. In return for its transfers, the Ramco Group received 2,377,492 Units ("Units") of the Operating Partnership (representing an approximate 25% limited partnership interest in the Operating Partnership). The acquisition was accounted for using the purchase method. The purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair market value. Units were valued at $16.50 per share representing the average trading price of the Company's stock immediately preceding and following the Ramco Acquisition. In addition, the Ramco Group received 279,181 Units as a partial earnout relative to Jackson Crossing Shopping Center (representing an approximate 2% limited partnership interest in the Operating Partnership). The Ramco Group's aggregate Units of 2,656,673 represent an approximate 27% limited partnership interest in the Operating Partnership. The Company assumed approximately $176,556,000 of secured indebtedness on the Ramco Properties. The aggregate interest in the Operating Partnership to be received by the Ramco Group may be increased to a maximum of approximately 29% if certain leasing objectives with respect to one of the Ramco Properties are fulfilled by March 31, 1997. Subject to certain limitations, the Units are exchangeable into shares of the Company on a one-for-one basis beginning May 10, 1997. At December 31, 1996, the Company owned 7,123,105 Units which represents partnership interests amounting to approximately 73% of the total interest in the Operating Partnership. In connection with the Ramco Acquisition, the Company entered into three-year employment agreements with Joel D. Gershenson (the Chairman and a Director of the Company), Dennis E. Gershenson (the President and a Director of the Company), Richard D. Gershenson (an Executive Vice President and the Secretary of the Company), Bruce A. Gershenson (an Executive Vice President and the Treasurer of the Company) and Michael A. Ward (an Executive Vice President and the Chief Operating Officer of the Company). The Ramco Acquisition permitted the Company to become a self-administered, self-managed and fully integrated real estate investment trust.

     The Company was organized for the purpose of qualifying as a real estate investment trust ("REIT") under Section 856-860 of the Internal Revenue Code of 1986, as amended (the "Code").

     The RPS Trusts first elected to qualify as a REIT for the years ended December 31, 1982, 1983 and 1984 respectively. The Company first elected to qualify as a REIT for the year ended December 31, 1988 and intends to operate so as to continue to qualify as a REIT. See "Qualification as a REIT."

     The Company is engaged in the business of owning, developing, acquiring, managing and leasing community shopping centers, regional malls and single tenant retail properties, nationally. At December 31, 1996, the Company had a portfolio of 32 shopping centers, with more than 6,700,000 square feet of gross leasable area, located in Michigan, Ohio, Florida, New York, New Jersey, Maryland, Wisconsin and Georgia.

     The Company's properties consist of 2 regional enclosed malls, 15 community centers, 12 power centers, and 3 single tenant retail properties. Regional enclosed malls are larger retail properties (containing 400,000 to more than 1,000,000 square feet of GLA) with two or more department stores as Anchors and a wide variety of stores along enclosed, climate controlled malls connecting the Anchors. This layout is intended to maximize customer traffic for the mall stores. At many regional enclosed malls, freestanding stores are located along the perimeter of the parking area.

     Community shopping centers generally range in size up to 400,000 square feet of GLA and are located in developed retail and commercial areas in which other similar centers may be nearby. In addition, with respect to some of these centers, there may be one or more regional enclosed malls nearby. Community shopping centers generally fall into two types: traditional community centers and power centers. Traditional community centers typically are convenient to their trade areas and focus primarily on value-oriented and convenience goods and services. They are designed to service a neighborhood area, and are usually anchored by a supermarket, drugstore or discount retailer providing basic necessities, although certain community centers are free standing single-user buildings. Power centers are different from traditional community centers because they are designed to service a larger trade area and they contain at least two Anchors which occupy a substantial portion of the GLA in the center. These Anchors are often national retailers which are leaders in their market or "category killers" i.e., larger stores which offer a complete selection of a category of items (e.g., toys, office supplies, home improvement products, electronics, etc.) at low prices, and often in a warehouse format.

     Operations of the Company after the Ramco Acquisition. Since the consummation of the Ramco Acquisition, the Company conducts substantially all of its business through the Operating Partnership. The Company is the sole general partner of, and has exclusive power to manage and conduct the business of, the Operating Partnership. The Operating Partnership holds substantially all of the Company's interest in its properties, either directly or indirectly through subsidiaries (including subsidiary property partnerships). The Operating Partnership also owns 100% of the non-voting common stock and 5% of the voting common stock of Ramco, such stock ownership enables the Company to receive in excess of 95% of the dividend and liquidating distributions of Ramco. The Company's property management operations are conducted through Ramco to facilitate compliance with certain REIT requirements under the Code. After the closing of the Ramco

Acquisition, the income attributable to the ownership of the Ramco Stock is accounted for under the equity method.

     The Company's business objective and operating strategy is to increase cash available for distribution per share. The Company expects to achieve internal growth and to enhance the value of the properties by increasing their rental income over time through (i) contractual rent increases, (ii) the leasing and re-leasing of available space at higher rental levels, and (iii) the selective renovation of the properties. The Company intends to achieve external growth through the development of new shopping center properties, the selective acquisition of shopping center properties and through the expansion and redevelopment of existing properties.

     Ramco performs all property management functions for the properties. Ramco has 139 full-time employees devoted exclusively to property management, including on-site personnel. Property management efforts will continue to be directed toward improving tenant sales and rents by continually respositioning the centers. Ramco strives to meet the needs of its tenants in the areas of promotion, marketing and ongoing management of its properties and seeks to bring together a sufficient critical mass of complementary tenants. As part of its property management efforts, Ramco monitors tenant mix, store size, sales results and store locations, and works closely with tenants to improve the overall performance of their stores. Ramco seeks to anticipate trends in the retailing industry and introduce new retail names and concepts into its shopping center properties in response to these trends.

     As part of its ongoing business strategy, the Company seeks to expand and redevelop existing properties in its shopping center portfolio, as well as newly acquired properties, depending on tenant demands and market conditions. The Company plans to take advantage of attractive purchase opportunities by acquiring additional shopping center properties in underserved, attractive and/or expanding markets. The Company also seeks to acquire strategically located, quality shopping centers that (i) have leases at rental rates below market rates, (ii) have potential for rental and/or occupancy increases or (iii) offer cash flow growth or capital appreciation potential where the Company's financial strength, relationships with retail companies or expansion or redevelopment capabilities can enhance value, and provide anticipated total returns that will increase the Company's cash available for distribution per share. The Company believes that its in-house redevelopment and expansion capabilities provide it with opportunities to acquire shopping center properties that may not necessarily be attractive to other potential owners.

     During August 1996, the Company acquired for $2,300,000 a property known as Telegraph and Goddard located in Taylor, Michigan. The shopping center is an approximately 122,000 square foot, free standing retail property currently occupied by a Kmart store. The Kmart lease's primary term expired August 31, 1996 and Kmart exercised the first-of-four, five year options extending the term to August 31, 2001. A provision of the Kmart lease requires Kmart to occupy the premises in order to exercise any future options. Thus, if Kmart desires to open a Super Kmart in this area, and the current site cannot accommodate the expansion of the store, then possession of the premises would revert back to the Operating Partnership which could seek to re-lease the property at current market levels. In addition, there is an opportunity to add an outlot user to the property.

     In November 1996 the Company acquired The Shoppes of Lakeland, located in Lakeland, Florida, for approximately $12,700,000. The shopping center is an approximately 249,000 square foot power center. The Shoppes of Lakeland is anchored by Builders Square (72,000 square feet), Service Merchandise (50,000 square feet), Montgomery Ward (78,792 square feet), and Montgomery Ward Electric Avenue (16,000 square feet). There is approximately 32,000 feet of smaller tenant GLA. There is also a ground lease to Checkers, a drive-in restaurant. The Lakeland center offers the potential for long-term growth. The Company believes that the average rent presently being paid by the smaller tenants is below current market rates, and the location provides an advantage for the Company's expansion/renovation strategy.

     The Holcomb Center, an approximately 107,000 square foot community center in Alpharetta, Georgia was acquired in December 1996 for approximately $6,700,000. Holcomb Center is anchored by A&P (39,668 square feet)and Big B Drug (9,490 square feet) with the remaining 57,000 square feet being comprised of smaller tenants. The shopping center is located in a high-growth area with strong demographics and provides the opportunity for anchor-store expansion, leaseup and repositioning by leasing to unique, specialty, upscale retailers.

     Numerous shopping center properties compete with the Company's properties in attracting tenants to lease space. Some of these competing properties may be newer, better located, better capitalized or better tenanted than some of the Company's properties. Furthermore, the Company believes that it is likely that major national or regional commercial property developers will continue to seek development opportunities in markets where the Company's properties are located. These developers may have greater financial resources than the Company. The number of competitive commercial properties in a particular area could have a material effect on the Company's ability to lease space in its properties or at newly developed or acquired properties and on the rents charged. In addition, the Company may face competition from alternate forms of retailing, including home shopping networks, mail order catalogues and on-line based shopping services which may limit the number of retail tenants that desire to seek space in shopping center properties generally, all of which may affect the Company's ability to make expected distributions.

     The Company is subject to the risks that upon expiration of leases for space located in its properties, the leases may not be renewed, the space may not be relet or the terms of renewal or reletting (including the cost of required renovations) may be less favorable than current lease terms. Leases on a total of approximately 2.6% of the Company owned GLA will expire in 1997. If the Company were unable to promptly relet or renew the leases for all or a substantial portion of this space and, if the rental rates upon such renewal or reletting were significantly lower than expected rates, then the Company's cash flow and ability to make distributions to shareholders may be adversely affected. If the Company were unable to maintain its current occupancy levels, then the Company's cash flow and ability to make expected distributions to shareholders may be adversely affected.

     The shopping center industry is seasonal in nature. Tenant sales and occupancy are higher in the fourth quarter due to the Christmas selling season. Back-to-school and Easter events also result in sales fluctuations.

     Qualification as a REIT. The Company first elected to qualify as a REIT for the year ended December 31, 1988. The Company's policy is to qualify as a REIT for federal income tax purposes. If the Company so qualifies, amounts paid by the Company as distributions to its shareholders will not be subject to corporate income taxes. For any year in which the Company does not meet the requirements for electing to be taxed as a REIT, it will be taxed as a corporation.

     The requirements for qualification as a REIT are contained in sections 856-860 of the Code and the regulations issued thereunder. The following discussion is a brief summary of some of those requirements. Such requirements include certain provisions relating to the nature of a REIT's assets, the sources of its income, the ownership of its stock, and the distribution of its income. Among other things, at the end of each fiscal quarter, at least 75% of the value of the total assets of the Company must consist of real estate assets (including interests in mortgage loans secured by real property and interests in other REIT's) as well as cash, cash items and government securities (the "75% Asset Test"). There are also certain limitations on the amount of other types of securities which can be held by a REIT. Additionally, at least 75% of the gross income of the Company for the taxable year must be derived from certain sources, which include "rents from real property," and interest secured by mortgages on real property. An additional 20% of the gross income of the Company must be derived from these same sources or from dividends, interest from any source, or gains from the sale or other disposition of stock or securities or any combination of the foregoing. There are also restrictions on the percentage of gross income derived from the sale or disposition of certain assets within certain time periods. A REIT is also required to distribute annually at least 95% of its REIT Taxable Income (as defined in the Code) to its shareholders.

     During the third quarter of 1994, the Company held more than 25% of its value of its gross assets in overnight Treasury Bill reverse repurchase transactions which the United States Internal Revenue Service (the "IRS") may view as non-qualifying assets for the purpose of satisfying an asset qualification test applicable to REITs based on a Revenue Ruling published in 1977 (the "Asset Issue"). The Company has requested that the IRS enter into a closing agreement with the Company that the Asset Issue will not impact the Company's status as a REIT. The IRS has deferred any action relating to the Asset Issue pending the further examination of the Company's 1991-1994 tax returns. Based on developments in the law which have occurred since 1977, the Company's legal counsel has rendered an opinion that the Company's investment in

Treasury Bill repurchase obligations would not adversely affect the REIT status. However, such opinion is not binding upon the IRS. In connection with the spin-off of Atlantic, Atlantic has assumed all tax liability arising out of the Asset Issue and the IRS audit of the Company's 1991-1994 tax returns. In connection with the assumption of such potential liabilities, Atlantic and the Company have entered into a tax agreement which provides that the Company (under the direction of its Continuing Trustees), and not Atlantic, will control, conduct and effect the settlement of any tax claims against the Company relating to the Asset Issue. Accordingly, Atlantic will not have any control as to the timing of the resolution or disposition of any such claims. No assurance can be given that the resolution or disposition of any such claims will be on terms or conditions favorable to the Company. The Company and Atlantic also received an opinion from legal counsel that, to the extent there is a deficiency in the Company's taxable income arising out of the IRS examination and provided the Company makes a deficiency dividend (i.e., declares and pays a distribution which is permitted to relate back to the year for which each deficiency was determined to satisfy the requirement that the REIT distribute 95% of its taxable income), the classification of the Company as a REIT for the taxable years under examination would not be affected. If notwithstanding the above-described opinions of legal counsel, the IRS successfully challenged the status of the Company as a REIT, its status could be adversely affected.

     Environmental Matters. Under various Federal, state and local laws, ordinances and regulations relating to the protection of the environment ("Environmental Laws"), a current or previous owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances disposed, stored, released, generated, manufactured or discharged from, on, at, onto, under or in such property. Environmental Laws often impose such liability without regard to whether the owner or operator knew of, or was responsible for, the presence or release of such hazardous or toxic substance. The presence of such substances, or the failure to properly remediate such substances when present, released or discharged, may adversely affect the owner's ability to sell or rent such property or to borrow using such property as collateral. The cost of any required remediation and the liability of the owner or operator therefore as to any property is generally not limited under such Environmental Laws and could exceed the value of the property and/or the aggregate assets of the owner or operator. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the cost of removal or remediation of such substances at a disposal or treatment facility, whether or not such facility is owned or operated by such persons. In addition to any action required by Federal, state or local authorities, the presence or release of hazardous or toxic substances on or from any property could result in private plaintiffs bringing claims for personal injury or other causes of action.

     In connection with the ownership (direct or indirect), operation, management and development of real properties, the Company may be potentially liable for remediation, releases or injury. In addition, Environmental Laws impose on owners or operators the requirement of on-going compliance with rules and regulations regarding business-related activities that may affect the environment. Such activities include, for example, the ownership or use of transformers or underground tanks, the treatment or discharge of waste waters, the removal or abatement of asbestos-containing materials ("ACMs") or lead-containing paint during renovations or otherwise, or notification to the parties concerning the potential presence of regulated matter, including ACMs. Failure to comply with such requirements could result in difficulty in the lease or sale of any affected property and/or the imposition of monetary penalties and fines in addition to the costs required to attain compliance.

     Each of the Ramco Properties has been the subject of a Phase I Environmental Assessment completed by an environmental consultant, performed and obtained in contemplation of the Ramco Acquisition (collectively "Phase I Assessments"). The Phase I Assessments consisted of, among other activities, a visual inspection of the Ramco Properties and nearby properties and review of pertinent publicly available information. The Phase I Assessments, as with standard Phase I environmental assessments, generally do not include sampling or analysis of soil, groundwater or other media; however, at certain Ramco Properties, limited testing was performed for the presence of ACMs.

     Based on the Phase I Assessments, the Company is aware of the following environmental issues:

          - The Phase I Assessments included observation and/or limited testing for the presence of ACMs at the Ramco Properties. The Phase I Assessments revealed that ACMs and/or suspected ACMs are present at Clinton Valley Mall, Clinton Valley Strip, Fraser Shopping Center, Jackson Crossing, Lake Orion Plaza, New Towne Plaza, Roseville Plaza, Southfield Plaza and Tel-Twelve Mall, primarily in the form of ceiling tiles, floor tiles, mastics or pipe insulation. The identified ACMs and suspected ACMs are generally classified as non-friable and in good condition. In the course of future operations, maintenance, renovation or demolition at such Ramco Properties that may disturb such ACMs or suspected ACMs whether classified as friable or non-friable, some or all of such ACMs or suspected ACMs ultimately may require removal.

          - The Phase I Assessments indicated that underground storage tanks ("USTs") are present at Jackson Crossing and Roseville Plaza and were formerly present at Lake Orion Plaza, New Towne Plaza, Tel-Twelve Mall and West Oaks I Shopping Center, often in connection with tenant operations at gasoline stations or automotive tire, battery and accessory service centers. USTs also are or were present at properties nearby certain Ramco Properties. Certain of these tanks have or may have leaked, and consequently the Company may incur investigation, remediation, and/or monitoring costs, if the responsible current or former tenant or other responsible parties are unavailable to pay such costs.

     Except as described below, none of the Phase I Assessments revealed, nor is the Company aware of, any potential environmental liability that the Company believes could have a material adverse effect on the Company's business, assets or results of operations. No assurance can be given that the Phase I Assessments reveal all potential environmental liabilities, that any prior owner or tenant did not create any material adverse environmental condition not known to the Company, that no environmental liabilities have developed since the Phase I Assessments were prepared, that future laws, ordinances or regulations will not impose any material environmental requirement or liability, or that a material adverse environmental condition does not otherwise exist.

     The Phase I Assessment of Jackson Crossing revealed that, as to a gasoline station located at such property, there was a release of approximately 2,300 gallons of gasoline from a product line break in August 1986 and a release of approximately 1,200 gallons of gasoline from a delivery line break in October 1991. The Phase I Assessment of Lake Orion Plaza revealed that a release of gasoline was discovered in 1987 at the time of removal of USTs from a gasoline station located adjacent to such property. Subsequent investigations indicated that levels of contamination exist in the ground water under such property. The Ramco Principals, jointly and severally, have agreed to indemnify the Company, the Operating Partnership and their respective subsidiaries and affiliates for any and all damages arising from or in connection with such environmental conditions at the Jackson Crossing and Lake Orion Plaza properties. On March 20, 1995, the Company received a letter from the New York Department of Environmental Conservation regarding the release of materials to the ground water from an off-site source and the presence of such in the well or ground water at the Trinity Corners Shopping Center property. Although the Company believes that the costs of any such remediation are the responsibility of third parties, if such remediation is required to be undertaken by the Company and at its expense, it may have a material adverse effect on the Company's financial condition and results of operations. The Company has agreed to indemnify the Operating Partnership for any and all damages arising from or in connection with the environmental condition present at its Trinity Corners property.

ITEM 2. PROPERTIES

     The Company's properties are located in eight states primarily throughout the Midwest and the East as follows:

                           STATE                                NUMBER OF PROPERTIES
                           -----                                --------------------
Michigan....................................................             19
Florida.....................................................              4
Ohio........................................................              3
New York....................................................              2
Georgia.....................................................              1
Maryland....................................................              1
New Jersey..................................................              1
Wisconsin...................................................              1
                                                                         --
     Total..................................................             32
                                                                         ==

     With the exception of Kentwood Towne Centre and Southfield Plaza Expansion in which the Company owns 50% interests, all of the properties are 100% owned by the Operating Partnership.

     Additional information regarding the Properties is included in the Property Schedule on the following pages.

                       RAMCO-GERSHENSON PROPERTIES TRUST

                               PROPERTY SCHEDULE

                                                                           YEAR OPENED OR
                                                                            ACQUIRED/YEAR                  COMPANY     COMPANY
                                                                              OF LATEST        ANCHOR       OWNED       OWNED
                                                                            RENOVATION OR       OWNED      ANCHOR      TENANT
       PROPERTY                 LOCATION             TYPE OF PROPERTY       EXPANSION(3)         GLA         GLA         GLA
       --------                 --------             ----------------      --------------      ------      -------     -------
FLORIDA
Shoppes at Lakeland...  Lakeland, FL               Power Center           1996/NA                           216,792      32,000
Lantana Plaza.........  Lantana, FL                Community Center       1993/NA                            38,884      76,022
Naples Towne Center...  Naples, FL                 Community Center       1983/NA               104,577      21,000      23,152
Sunshine Plaza........  Tamarac, FL                Power Center           1991/NA                           146,342      99,729
GEORGIA
Holcomb Center........  Alpharetta, GA             Community Center       1996/NA                            39,668      66,835
MARYLAND
Crofton Plaza.........  Crofton, MD                Power Center           1991/NA                           181,039      68,977
MICHIGAN
Clinton Valley Mall...  Sterling Heights, MI       Community Center       1979/1993                         108,680      48,333
Clinton Valley
 Strip................  Sterling Heights, MI       Community Center       1979/NA                50,000           0      44,360
Eastridge Commons.....  Flint, MI                  Power Center           1990/NA               101,909     123,869      45,637
Edgewood Towne
 Center...............  Lansing, MI                Power Center           1990/1992             209,272      23,524      62,233
Ferndale Plaza........  Ferndale, MI               Community Center       1984/NA                                 0      30,916
Fraser Shopping
 Center...............  Fraser, MI                 Community Center       1983/NA                            52,384      23,800
Jackson Crossing......  Jackson, MI                Regional Mall          1990/1996             254,243     112,967     266,917
Jackson West..........  Jackson, MI                Community Center       1996/NA                           153,997           0
Kentwood Towne
 Center(2)............  Kentwood, MI               Power Center           1989/NA               101,909     122,390      61,265
Lake Orion Plaza......  Lake Orion, MI             Community Center       1977/NA                           114,574      14,878
New Towne Center......  Canton, MI                 Community Center       1976/1993                          95,810      67,594
Oak Brook Square......  Flint, MI                  Community Center       1989/NA                            57,160      83,122
Roseville Plaza.......  Roseville, MI              Power Center           1983/1994                         114,507     116,769

                                                             % OF TOTAL
                                                              COMPANY
                          TOTAL       TOTAL                    OWNED
                         COMPANY    SHOPPING    % OF TOTAL   GLA LEASED
                          OWNED      CENTER      COMPANY       AS OF
       PROPERTY            GLA         GLA      OWNED GLA     12/31/96               ANCHORS
       --------          -------    --------    ----------   ----------              -------
FLORIDA
Shoppes at Lakeland...    248,792     248,792        4.7%      100.00%    Builder's Square
                                                                          Montgomery Ward
                                                                          Service Merchandise
Lantana Plaza.........    114,906     114,906        2.2%       97.82%    Publix
Naples Towne Center...     44,152     148,729        0.8%       75.21%    Florida Food & Drug(1)
                                                                          Kmart(1)
                                                                          Luria's
Sunshine Plaza........    246,071     246,071        4.6%       52.64%    Publix
                                                                          Luria's
GEORGIA
Holcomb Center........    106,503     106,503        2.0%       84.38%    A & P
MARYLAND
Crofton Plaza.........    250,016     250,016        4.7%      100.00%    Basic's Supermarket
                                                                          Drug Emporium
                                                                          Kmart
MICHIGAN
Clinton Valley Mall...    157,013     157,013        3.0%       99.91%    Montgomery Ward
Clinton Valley
 Strip................     44,360      94,360        0.8%      100.00%    Service Merchandise(1)
Eastridge Commons.....    169,506     271,415        3.2%       97.61%    TJ Maxx
                                                                          Farmer Jack
                                                                          Staples
                                                                          Target(1)
Edgewood Towne
 Center...............     85,757     295,029        1.6%      100.00%    OfficeMax
                                                                          Sam's Club(1)
                                                                          Target(1)
Ferndale Plaza........     30,916      30,916        0.6%       95.16%    None
Fraser Shopping
 Center...............     76,184      76,184        1.4%       95.87%    Oakridge Supermarket; Rite
                                                                          Aid
Jackson Crossing......    379,884     634,127        7.2%       86.46%    Kohls Department Store
                                                                          Toys R Us
                                                                          Sears(1)
                                                                          Target(1)
Jackson West..........    153,997     153,997        2.9%      100.00%    Lowe's
                                                                          OfficeMax
Kentwood Towne
 Center(2)............    183,655     285,564        3.5%      100.00%    Builder's Square
                                                                          OfficeMax
                                                                          Target(1)
Lake Orion Plaza......    129,452     129,452        2.4%      100.00%    Kmart
                                                                          Farmer Jack (A&P)
New Towne Center......    163,404     163,404        3.1%       97.55%    Kmart
Oak Brook Square......    140,282     140,282        2.6%       97.90%    Kids R Us
                                                                          TJ Maxx
Roseville Plaza.......    231,276     231,276        4.4%       90.64%    A & P
                                                                          Marshall's
                                                                          Service Merchandise


                                                                           YEAR OPENED OR
                                                                            ACQUIRED/YEAR                  COMPANY     COMPANY
                                                                              OF LATEST        ANCHOR       OWNED       OWNED
                                                                            RENOVATION OR       OWNED      ANCHOR      TENANT
       PROPERTY                 LOCATION             TYPE OF PROPERTY       EXPANSION(3)         GLA         GLA         GLA
       --------                 --------             ----------------      --------------      ------      -------     -------
Southfield Plaza......  Southfield, MI             Community Center       1983/1983                         128,192      37,168
Southfield Plaza
 Expansion(2).........  Southfield, MI             Community Center       1985/NA                                 0      19,410
Taylor Plaza..........  Taylor, MI                 Single Tenant Retail   1996/NA                           122,374           0
Tel-Twelve Mall.......  Southfield, MI             Regional Mall          1983/1995                         447,033     212,467
West Oaks I...........  Novi, MI                   Power Center           1981/NA                           186,158      44,003
West Oaks II..........  Novi, MI                   Power Center           1987/NA               220,097      25,000      95,944
NEW JERSEY
Chester Springs.......  Chester, NJ                Power Center           1994/NA                            81,760     142,489
NEW YORK
Toys R Us.............  Commack, NY                Single Tenant Retail   1992/NA                            47,500           0
Trinity Corners.......  Pound Ridge, NY            Community Center       1992/NA                            28,515      22,536
OHIO
OfficeMax Center......  Toledo, OH                 Single Tenant Retail   1994/NA                            22,930           0
Spring Meadows
 Place................  Springfield Township, OH   Power Center           1987/1996             275,372      74,125     117,276
Troy Towne Center.....  Troy, OH                   Community Center       1990/1996              90,921      85,000      71,797
WISCONSIN
West Allis Town
 Centre...............  West Allis, WI             Power Center           1987/NA                     0     216,474     112,933
                                                                                              ---------   ---------   ---------
   Total..............                                                                        1,408,300   3,188,648   2,108,562
                                                                                              =========   =========   =========

                                                             % OF TOTAL
                                                              COMPANY
                          TOTAL       TOTAL                    OWNED
                         COMPANY    SHOPPING    % OF TOTAL   GLA LEASED
                          OWNED      CENTER      COMPANY       AS OF
       PROPERTY            GLA         GLA      OWNED GLA     12/31/96               ANCHORS
       --------          -------    --------    ----------   ----------              -------

Southfield Plaza......    165,360     165,360        3.1%       92.93%    Burlington Coat Factory
                                                                          Marshall's
                                                                          Service Merchandise
Southfield Plaza
 Expansion(2).........     19,410      19,410        0.4%       81.40%    None
Taylor Plaza..........    122,374     122,374        2.3%      100.00%    Kmart
Tel-Twelve Mall.......    659,500     659,500       12.4%       94.26%    Kmart
                                                                          Montgomery Ward
                                                                          Office Depot
                                                                          Crowley's
                                                                          Media Play
                                                                          Chrysler (land lease)
                                                                          Crowley's (land lease)
West Oaks I...........    230,161     230,161        4.3%       95.15%    Circuit City
                                                                          Kmart (land lease)
                                                                          Service Merchandise
West Oaks II..........    120,944     341,041        2.3%      100.00%    Marshall's
                                                                          Toys R Us(1)
                                                                          Kids R Us(1)
                                                                          Builder's Square(1)
                                                                          Kohls Department Store(1)
NEW JERSEY
Chester Springs.......    224,249     224,249        4.2%       93.96%    Shop-Rite Supermarket
                                                                          Rickel Home Centers
NEW YORK
Toys R Us.............     47,500      47,500        0.9%      100.00%    Toys R Us
Trinity Corners.......     51,051      51,051        1.0%       65.08%    Scott's Corner Market
OHIO
OfficeMax Center......     22,930      22,930        0.4%      100.00%    OfficeMax
Spring Meadows
 Place................    191,401     466,773        3.6%       97.44%    Marshall's
                                                                          OfficeMax
                                                                          TJ Maxx
                                                                          Target(1)
                                                                          Dick's Sporting Goods
                                                                          Service Merchandise
                                                                          Kroger(1)
Troy Towne Center.....    156,797     247,718        3.0%       95.15%    County Market
                                                                          Sears Hardware
                                                                          Stage Department Store
                                                                          Wal Mart(1)
WISCONSIN
West Allis Town
 Centre...............    329,407     329,407        6.2%      100.00%    Builder's Square
                                                                          Kmart
                                                                          Kohl's Supermarket (A&P)
                        ---------   ---------        ---       ------
   Total..............  5,297,210   6,705,510      100.0%       93.51%
                        =========   =========        ===       ======

-------------------------
(1) Anchor-owned store

(2) 50% general partner interest

(3) Represents year opened or acquired/year of latest renovation or expansion by either the Company or the former Ramco Group, as applicable.

TENANT INFORMATION

     The following table sets forth, as of December 31, 1996 information regarding space leased to tenants which in each case, individually account for more than 2% of total base rental revenue from the Company's properties.

                                                                                                    % OF BASE
                                           TOTAL      AGGREGATE     % OF TOTAL     BASE RENTAL       RENTAL
                                         NUMBER OF    GLA LEASED     COMPANY      REVENUE AS OF    REVENUE AS
               TENANT                     STORES      BY TENANT     OWNED GLA       12/31/96       OF 12/31/96
               ------                    ---------    ----------    ----------    -------------    -----------
Kmart................................        7          693,001        13.1%       $1,719,570          5.3%
Montgomery Ward......................        5          358,130         6.8         1,458,494          4.5
Builder's Square.....................        3          249,440         4.7         1,345,086          4.1
A&P/Farmer Jack......................        5          231,257         4.4         1,340,991          4.1
Service Merchandise..................        4          208,348         3.9         1,018,023          3.1
OfficeMax............................        5          116,823         2.2           985,495          3.0
Marshall's...........................        4          107,649         2.0           673,339          2.1
                                             -        ---------        ----        ----------         ----
                                                      1,964,648        37.1%       $8,540,998         26.1%
                                                      =========        ====        ==========         ====

     The following table sets forth, as of December 31, 1996, the total GLA leased to Anchors, retail tenants, and available space, in the aggregate, of the Company's properties.

                                                                                                 % OF BASE
                                                   AGGREGATE     % OF TOTAL     BASE RENTAL       RENTAL
                                                   GLA LEASED     COMPANY      REVENUE AS OF    REVENUE AS
                TYPE OF TENANT                     BY TENANT     OWNED GLA       12/31/96       OF 12/31/96
                --------------                     ----------    ----------    -------------    -----------
Anchor.........................................    3,115,101        58.80%      $14,952,299         45.7%
Retail (non-Anchor)............................    1,838,467        34.71        17,785,469         54.3
Available......................................      343,642         6.49                --           --
                                                   ---------       ------       -----------        -----
     Total.....................................    5,297,210       100.00%      $32,737,768        100.0%
                                                   =========       ======       ===========        =====

     The following table sets forth as of December 31, 1996, the total GLA leased to national, regional and local tenants in the aggregate of the Company's properties.

                                                                                            % OF BASE
                                                 AGGREGATE    % OF TOTAL    BASE RENTAL      RENTAL
                                                 GLA LEASED    COMPANY     REVENUE AS OF   REVENUE AS
                TYPE OF TENANT                   BY TENANT    OWNED GLA      12/31/96      OF 12/31/96
                --------------                   ----------   ----------   -------------   -----------
National.......................................  3,994,380       75.40%     $24,303,091        74.2%
Regional.......................................    262,291        4.95        2,089,089         6.4
Local..........................................    696,897       13.16        6,345,588        19.4
Vacant.........................................    343,642        6.49               --          --
                                                 ---------      ------      -----------       -----
     Total.....................................  5,297,210      100.00%     $32,737,768       100.0%
                                                 =========      ======      ===========       =====

     The following table sets forth lease expirations for the next five years at the Company's properties assuming that no renewal options are exercised.

                                                     % OF TOTAL                          AVERAGE BASE         % OF BASE
                                  LEASED COMPANY       COMPANY         BASE RENTAL      RENTAL REVENUE     RENTAL REVENUE
                        NO. OF      OWNED GLA         OWNED GLA       REVENUE AS OF    PER SQ. FT. AS OF   AS OF 12/31/96
        LEASE           LEASES     EXPIRING (IN    REPRESENTED BY    12/31/96 UNDER     12/31/96 UNDER     REPRESENTED BY
     EXPIRATION        EXPIRING    SQUARE FEET)    EXPIRING LEASES   EXPIRING LEASES    EXPIRING LEASES    EXPIRING LEASES
     ----------        --------   --------------   ---------------   ---------------   -----------------   ---------------
1997.................     60         136,055             2.6%           $1,775,190            $13.05              5.4%
1998.................    106         465,637             8.8             4,138,889              8.89             12.6
1999.................     79         476,018             9.0             3,592,730              7.55             11.0
2000.................     79         505,858             9.5             4,040,942              7.99             12.3
2001.................     69         462,193             8.7             2,923,984              6.33              8.9

ITEM 3. LEGAL PROCEEDINGS

     There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, against or involving the Company or its properties.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matter to a vote of its shareholders during the fourth quarter of 1996.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     MARKET INFORMATION -- The Shares have been listed and traded on the New York Stock Exchange ("NYSE") under the symbol "RPT" since May 13, 1996. The Shares were previously listed on the NYSE under the name of RPS Realty Trust, symbol "RPS", from December 28, 1988 until May 10, 1996.

     The following table shows high and low closing prices per Share for each quarter in 1996 and 1995. The closing prices have been adjusted to reflect the effect of the one-for-four reverse split effective May 1, 1996. On May 10, 1996, the Company spun-off the RPS Mortgage Assets to Atlantic Realty Trust and effected a stock dividend of shares of Atlantic Realty Trust to shareholders of the Company; trading price information for subsequent periods does not include any adjustment for the spin-off transaction.

                                                                SHARE PRICE
                                                              ---------------
                       QUARTER ENDED                           HIGH     LOW
                       -------------                           ----     ---
March 31, 1995..............................................  $18.50   $16.50
June 30, 1995...............................................   20.50    17.00
September 30, 1995..........................................   18.50    16.50
December 31, 1995...........................................   18.50    16.50

March 31, 1996..............................................   19.50    18.00
June 30, 1996...............................................   19.00    15.00
September 30, 1996..........................................   17.00    15.38
December 31, 1996...........................................   17.75    16.25

     HOLDERS -- The approximate number of holders of record of the Company's Shares was 11,335 as of March 10, 1997.

     DIVIDENDS -- Under the Code, a REIT must meet certain requirements, including a requirement that it distribute annually to its shareholders at least 95% of its taxable income. Dividend distributions per share for the years ended December 31, 1996 and 1995, as adjusted for the one-for-four reverse split effective May 1, 1996 are summarized as follows.

     The Company declared the following cash distributions per share, as adjusted to reflect the effect of the one-for-four reverse split to shareholders, for the year ended December 31, 1995:

                                                   DIVIDEND
                  RECORD DATE                    DISTRIBUTION     PAYMENT DATE
                  -----------                    ------------     ------------
April 27, 1995.................................      $.32            May 17, 1995
July 28, 1995..................................      $.32         August 17, 1995
October 27, 1995...............................      $.32       November 17, 1995
December 27, 1995..............................      $.32        January 25, 1996

     The Company declared the following cash distributions per share to shareholders for the year ended December 31, 1996. The distribution paid April 29, 1996 has been adjusted to reflect the effect of the one-for-four reverse split.

                                                   DIVIDEND
                  RECORD DATE                    DISTRIBUTION     PAYMENT DATE
                  -----------                    ------------     ------------
April 7, 1996..................................      $.32          April 29, 1996
July 8, 1996...................................      $.28           July 23, 1996
September 30, 1996.............................      $.42        October 15, 1996
December 31, 1996..............................      $.42        January 21, 1997

     Effective May 1, 1996 the shareholders of RPS, as part of the spin-off of Atlantic, received one share of beneficial interest of Atlantic Realty Trust for every two shares of RPS that they held, subsequent to the one-for-four reverse split of RPS.

     Future distributions paid by the Company will be at the discretion the Board of Trustees and will depend on a number of factors, including cash flow of the Company, its financial condition and capital requirements, the annual distribution requirements necessary to maintain its status as a REIT under the Code, and such other factors as the Board of Trustees deem relevant.

     The Company has an Automatic Dividend Reinvestment Plan (the "Plan") which allows shareholders to acquire additional Shares by automatically reinvesting cash dividends. Shares are acquired pursuant to the Plan at a price equal to the prevailing market price of such Shares, without payment of any brokerage commission or service charge. Shareholders who do not participate in the Plan continue to receive cash distributions, as declared.

ITEM 6. SELECTED FINANCIAL DATA (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     The following table sets forth selected consolidated financial data for the Company and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report:

                                 PRO FORMA YEAR ENDED
                                     DECEMBER 31,                       YEAR ENDED DECEMBER 31,
                                 ---------------------   -----------------------------------------------------
                                   1996        1995       1996(1)      1995        1994       1993      1992
                                   ----        ----       -------      ----        ----       ----      ----
                                      (UNAUDITED)
OPERATING DATA:
  Revenues
     Rental revenues...........    $53,788     $51,150     $37,598     $ 8,936     $ 6,764   $ 4,087   $ 2,580
     Interest and other
       income..................        628         390       2,915       7,781      19,642    22,881    27,277
                                 ---------   ---------   ---------   ---------   ---------   -------   -------
       Total Revenues..........     54,416      51,540      40,513      16,717      26,406    26,968    29,857
                                 ---------   ---------   ---------   ---------   ---------   -------   -------
  Expenses:
     Real estate taxes.........      6,496       5,487       4,643       1,271       1,236       704       396
     Recoverable operating
       expenses................     11,259      11,302       8,230       1,934       1,530     1,206       726
     Depreciation and
       amortization............      6,919       6,805       4,798       1,214         947       748       557
     Other Operating...........      1,043         943         791         183         227
     General and
       administrative..........      4,440       3,369       4,683       4,127       3,898     3,636     3,820
     Interest expense..........     11,544      11,132       6,725                     426     2,623     2,649
     Spin-off and other
       expenses................      7,976                   7,976
     Allowance for loan
       losses..................                                          4,450       2,500    15,000    13,875
                                 ---------   ---------   ---------   ---------   ---------   -------   -------
       Total Expenses..........     49,677      39,038      37,846      13,179      10,764    23,917    22,023
                                 ---------   ---------   ---------   ---------   ---------   -------   -------
  Operating Income.............      4,739      12,502       2,667       3,538      15,642     3,051     7,834
  Loss From Unconsolidated
     Entities..................        314         418         216
                                 ---------   ---------   ---------   ---------   ---------   -------   -------
  Income Before Minority
     Interest..................      4,425      12,084       2,451       3,538      15,642     3,051     7,834
  Minority Interest............      3,279       3,021       2,159
                                 ---------   ---------   ---------   ---------   ---------   -------   -------
  Income Before Extraordinary
     Items.....................      1,146       9,063         292       3,538      15,642     3,051     7,834
  Extraordinary Gains on Early
     Extinguishment of Debt....                                                                          1,005
                                 ---------   ---------   ---------   ---------   ---------   -------   -------
       Net Income..............    $ 1,146     $ 9,063     $   292     $ 3,538     $15,642   $ 3,051   $ 8,839
                                 ---------   ---------   ---------   ---------   ---------   -------   -------
  Earnings Per Common Share:
       Net Income..............      $0.16       $1.27       $0.04       $0.50       $2.20     $0.43     $1.24
                                 =========   =========   =========   =========   =========   =======   =======
  Weighted Average Shares
     Outstanding...............      7,123       7,123       7,123       7,123       7,123     7,146     7,150
                                 =========   =========   =========   =========   =========   =======   =======
OTHER DATA:
  Funds from operations(2).....    $19,154     $18,722
  Weighted average equivalent
     shares outstanding(3).....      9,687       9,501
  Number of Properties at Year
     End.......................         32          31          32           8           8         7         5
  Company owned GLA............  5,297,000   5,143,000   5,297,000   1,189,000   1,189,000   885,000   701,000
  Cash Distributions Declared
     Per Share.................                              $1.44       $1.28       $1.28     $1.28     $2.40

                                                                    DECEMBER 31,
                                              --------------------------------------------------------
                                              1996(1)       1995        1994        1993        1992
                                              -------       ----        ----        ----        ----
BALANCE SHEET DATA:
  Cash and cash equivalents...............    $  3,541    $ 11,467    $ 74,584    $ 38,800    $ 37,649
  REMIC Investments.......................                  58,099
  Interest and accounts receivable........       3,901       7,748       8,608       9,978      13,229
  Mortgage loans receivable -- net........                  36,023      41,892     100,692     130,595
  Investment in real estate (before
     accumulated depreciation)............     314,854      58,046      57,841      36,332      26,415
  Total Assets............................     322,854     180,581     186,171     186,420     215,558
  Mortgage and Notes Payable..............     143,410                               5,027       6,232
  Total Liabilities.......................     158,283       3,561       3,572      10,107      32,999
  Minority Interest.......................      44,706
  Shareholders' Equity....................     119,865     177,020     182,599     176,313     182,559

-------------------------
(1) Effective May 1, 1996, Ramco-Gershenson Properties Trust, formerly RPS Realty Trust, completed the acquisition of substantially all of the shopping center and retail properties, as well as the management organization and business operations of Ramco-Gershenson, Inc. and its affiliates and the spin-off of its wholly owned subsidiary, Atlantic Realty Trust, a Maryland real estate investment trust. In connection with the Ramco Acquisition, the Company's name was changed to Ramco-Gershenson Properties Trust and a one-for-four reverse stock split was effectuated as of the close of business on May 1, 1996.

(2) Management generally considers Funds From Operations ("FFO") to be one measure of financial performance of an equity REIT. The Company has adopted the most recent National Association of Real Estate Investment Trusts ("NAREIT") definition of FFO, which was effective on January 1, 1996. Under the new definition, FFO represents income (loss) before minority interest (computed in accordance with generally accepted accounting principles ("GAAP")), excluding gains (losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization (excluding amortization of financing costs), and after adjustment for unconsolidated partnerships and joint ventures. Therefore, FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered an alternative to net income as an indication of the Company's performance or to cash flows from operating activities as a measure of liquidity or the ability to pay distributions. Furthermore, while net income and cash generated from operating, investing and financing activities, determined in accordance with GAAP, consider capital expenditures which have been and will be incurred in the future, the calculation of FFO does not.

(3) Represents the weighted average total shares outstanding, assuming the redemption of all Operating Partnership Units for Shares.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

     The following discussion and analysis of the financial condition and results of operations should be read in conjunction with Ramco-Gershenson Properties Trust Consolidated Financial Statements, the notes thereto, and the comparative summary of selected financial data appearing elsewhere in this report.

     RPS Realty Trust, a Massachusetts business trust, was formed on June 21, 1988 to be a diversified, growth oriented real estate investment trust ("REIT"). From 1988 until April 30, 1996, RPS Realty Trust was primarily engaged in the business of owning and managing a participating mortgage loan portfolio, and, through its wholly-owned subsidiaries, owning and operating eight real estate properties. In May 1996, in connection with the closing of the Ramco Acquisition and the consummation of the spin-off of Atlantic Realty Trust, discussed below, RPS Realty Trust successfully completed its plan to transform itself into an equity REIT.

     Effective May 1, 1996, RPS Realty Trust completed the acquisition of substantially all of the shopping center and retail properties, as well as the management organization and business operations of Ramco-Gershenson, Inc. and its affiliates (the "Ramco Acquisition") and the spin-off of its wholly owned subsidiary, Atlantic Realty Trust ("Atlantic"), a Maryland real estate investment trust. In connection with the Ramco Acquisition, RPS Realty Trust's name was changed to Ramco-Gershenson Properties Trust and a one-for-four reverse stock split was effectuated as of the close of business on May 1, 1996. Ramco-Gershenson Properties Trust is referred to herein as the "Company".

     Concurrent with the Ramco Acquisition, the former owners of the Ramco Properties (as defined below) and the shareholders of Ramco-Gershenson, Inc. ("Ramco") (collectively, the "Ramco Group") contributed to Ramco-Gershenson Properties, L.P. (the "Operating Partnership") (i) their interests in 20 shopping center and retail properties (the "Ramco Properties") containing an aggregate of approximately 4,826,000 square feet of total gross leasable area ("GLA"), of which approximately 3,520,000 square feet is owned by the Operating Partnership, and the balance is owned by certain anchor tenants, (ii) 100% of the nonvoting common stock and 5% of the voting common stock in Ramco (representing in excess of a 95% economic interest in Ramco), (iii) 50% general partner interests of two partnerships which each own a shopping center, (iv) rights in and/or options to acquire certain development land, (v) options to acquire the Ramco Group's interest in six shopping center properties and (vi) five outparcels.

     In return for these transfers, the Ramco Group received, 2,377,492 units ("Units") of the Operating Partnership (representing an approximate 25% limited partnership interest in the Operating Partnership). The acquisition was accounted for using the purchase method. The purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair market value. Units, which are convertible into shares of beneficial interest in the Company, as described below, were valued at $16.50 per Unit representing the average trading price of the Company's shares immediately preceding and following the Ramco Acquisition. In addition, the Ramco Group received 279,181 Units as a partial earnout relative to Jackson Crossing Shopping Center (representing an approximate 2% limited partnership interest in the Operating Partnership). The Ramco Group's 2,656,673 aggregate Units of represent an approximate 27% limited partnership interest in the Operating Partnership. In connection with the transfer of the Ramco Properties, the Company assumed approximately $176,556 of secured indebtedness on the Ramco Properties. The aggregate interest in the Operating Partnership to be received by the Ramco Group may be increased to a maximum of approximately 29% if certain leasing objectives with respect to one of the Ramco Properties are fulfilled by March 31, 1997. Subject to certain limitations, the interests in the Operating Partnership are exchangeable into shares of the Company on a one-for-one basis beginning on May 10, 1997.

     Pursuant to the Ramco Acquisition, the Company transferred to the Operating Partnership six properties containing an aggregate of approximately 931,000 square feet of GLA and $68,000 in cash in exchange for 7,123,105 Units of the Operating Partnership (representing a 1% General Partnership interest, and a 72% limited partnership interest after giving effect for the reduction of 2% for the Ramco Group's earnout).

     The transfer of the Company's net assets in exchange for Units was accounted for as a reorganization of entities under common control. As such, these assets and liabilities were transferred and accounted for at historical cost in a manner similar to that of a pooling of interests.

     Concurrently with the closing of the Ramco Acquisition, the Company's former mortgage loan portfolio as well as certain of its former real estate assets were transferred to Atlantic and the shares of Atlantic were distributed to the Company's shareholders.

CAPITAL RESOURCES AND LIQUIDITY

     At the closing of the Ramco Acquisition (the "Closing"), the Company's long-term debt was $116,977, which consisted of $176,556 of mortgage debt assumed on the Ramco Properties, $9,906 borrowed under the Company's $50,000 revolving credit facility (the "Credit Facility") less $69,485 paid down using the proceeds from the Credit Facility and the cash contributed to the Operating Partnership by the Company.

     At the Closing, the Company made a loan to, and assumed an obligation of, Atlantic. In that connection, Atlantic was obligated to pay the Company the sum of $5,550 pursuant to a promissory note which would have matured on November 9, 1997 and bore interest at the Base Rate under the Credit Facility (which was 8.25% at Closing). The promissory note was secured by a collateral assignment of Atlantic's interest in the Hylan Center. Atlantic repaid the promissory note in full plus accrued interest during 1996.

     The Company's mortgage debt consists of debt on certain shopping centers as well as on two properties in which the Operating Partnership owns an interest and is accounted for on the equity method of accounting. At December 31, 1996 the Company's portion of mortgage debt attributable to properties 100% owned is $143,410, with a weighted average interest rate of 8.00%, and its pro rata share of non-recourse mortgage debt on unconsolidated properties (accounted for on the equity method) was $6,341, with a weighted average interest rate of 9.13%.

     The mortgage debt consists of six loans secured by various properties, two loans secured by the unconsolidated properties, and the Credit Facility which is secured by various properties. Seven of the mortgage loans amounting to $99,579 have maturities ranging from 1998 to 2006, monthly payments which include regularly scheduled amortization, and have fixed interest rates ranging between 7.8% to 8.75%. One of the mortgage loans, evidenced by tax free bonds, amounting to $7,000 secured by Oakbrook Square Shopping Center is non-amortizing, matures in 2010, and carries a floating interest equal to 75% of the new issue long-term Capital A rated utility bonds. In connection with the tender of these bonds for repayment in December 1996, the Company entered into a supplemental interest agreement to pay interest to the lender sufficient to cause the lender's overall yield on its investment in the bonds to be equal to 200 basis points over their applicable Libor rate.

     The Company currently has a $50,000 Credit Facility, which bears interest at 175 basis points over Libor and matures on May 6, 1999. Upon closing of the Ramco Acquisition $25,000 of the Credit Facility was in place and $12,000 was available for borrowing. Effective in June 1996 the additional $13,000 became available under the Credit Facility when satisfactory appraisals were obtained by the lender, and the Credit Facility was increased to $50,000 when an additional participant was added to the bank group. The Company is currently negotiating with the lender to increase the Credit Facility to $75,000. Although the Company expects that negotiations should be completed shortly, there can be no assurance that the increase in the Credit Facility will occur. The Credit Facility is secured by mortgages on various properties and contains financial covenants relating to debt-to-market capitalization, minimum operating coverage ratios and a minimum equity value. Borrowings under the Credit Facility amounted to $36,831 at December 31, 1996, with approximately $13,200 available.

     The Company has used proceeds from borrowings under the Credit Facility to pay for acquisitions, the development cost reimbursement to the Ramco Group and for revenue producing expenditures. During 1996 the Company utilized borrowings of approximately $21,700 under the Credit Facility to purchase several shopping centers. During August 1996 the Company acquired for approximately $2,300, a property known as Telegraph and Goddard located in Taylor, Michigan. The shopping center is an approximately 122,000 square foot, free standing retail property currently occupied by a Kmart store. In November 1996, the Company acquired The Shoppes of Lakeland, located in Lakeland, Florida, for approximately $12,700. The shopping center is an approximately 249,000 square foot power center. The Holcomb Center, an approximately 107,000 square foot community center in Alpharetta, Georgia was acquired in December 1996 for approximately $6,700.

     In November 1996 approximately $9,600 was borrowed to reimburse affiliates of the Ramco Group for certain out-of-pocket costs incurred in connection with developments acquired by the Company, including approximately $8,800 related to the Jackson West Shopping Center which opened in June 1996. Approximately $568 is still expected to be paid to the Ramco Affiliates for costs incurred subsequent to the original reimbursement request but prior to the date that the Company took over the development opportunities.

     The Tel-Twelve Mall is in the process of completing its most recent repositioning phase. This phase involved relocating Lane Bryant into a new store which opened September 1996 and completing the addition of a 43,728 square foot Circuit City store projected to open in Spring 1997. The addition will increase the gross leasable area of the center by 11,551 square feet. The costs relative to the repositioning of Tel-Twelve Mall are expected to be approximately $2,200, of which approximately $419 was spent during 1996. The Company anticipated the vacancies of two bankrupt tenants at Eastridge Commons and signed two nationally recognized retailers, Farmer Jack (A & P) and Staples. The 27,000 square foot Staples store opened in Spring 1996 and the Farmer Jack, a superstore in 72,000 square feet, is scheduled to open in Spring 1997. Approximately $2,200 is expected to be spent at Eastridge Commons, of which $184 was spent in 1996. The costs relative to completing Jackson West Shopping Center are expected to be approximately $2,250.

     The Company's current capital structure includes property specific mortgages, the Credit Facility, shares of beneficial interest and a minority interest in the Operating Partnership. The minority interest in the Operating Partnership represents the 27% ownership in the Operating Partnership held by the Ramco Group which may, under certain conditions, be exchanged for approximately 2,656,673 shares of beneficial interest.

     The Units owned by the Ramco Group are subject to lock-up agreements which provide that the Units cannot be transferred, except under certain conditions, for a period of one year after the closing of the Ramco Acquisition (May 1997) for those Units owned by holders other than the Ramco Principals, and for a period of 30 months after the closing of the Ramco Acquisition for those Units owned by the Ramco Principals. In addition, the Units issued to the Ramco Group will be exchangeable for shares of the Company on a one-for-one basis. The Company, as sole general partner of the Operating Partnership, will have the option to exchange such Units for cash based on the current trading price of the Shares. Assuming the exchange of all limited partnership interests in the Operating Partnership, there would be outstanding approximately 9,779,778 shares of beneficial interest with a market value of approximately $165,033 at December 31, 1996 (based on the closing price of $16.875 per share on December 31, 1996).

     The principal uses of the Company's liquidity and capital resources are for acquisitions, development, including expansion and renovation programs, and debt repayment. To maintain its qualification as a real estate investment trust under the Internal Revenue Code, the Company is required to distribute to its shareholders at least 95% of its "Real Estate Investment Trust Taxable Income" as defined in the Internal Revenue Code of 1986, as amended (the "Code").

     Variable rate debt accounted for $43,831 of outstanding debt with a weighted average interest rate of 7.4% at December 31, 1996. Variable rate debt accounted for approximately 30.6% of the Company's total debt and 14.2% of its total capitalization.

     Based on the debt and the market value of equity described above, the Company's debt to total market capitalization (debt plus market value equity) ratio was 46.5% at December 31, 1996.

     The Company anticipates that the combination of the availability under the Credit Facility, potential new borrowings relative to the acquired properties and development properties, construction loans and potential equity offerings, will provide adequate liquidity for the foreseeable future to fund future acquisitions, developments, expansions, repositionings, and to continue its currently planned capital programs and to make distributions to its shareholders in accordance with the Code's requirements applicable to REIT's. Although the Company believes that the combination of factors discussed above will provide sufficient liquidity, no such assurance can be given that the Company will have adequate liquidity to meet its needs.

RESULTS OF OPERATIONS

Comparison of year ended December 31, 1996 to year ended December 31, 1995

     Total revenues increased $23,796, or 142.3%, for the year ended December 31, 1996 to $40,513 from $16,717 for the year ended December 31, 1995. Minimum rents increased to $23,713, an increase of $17,242, or 266.5%, for the year ended December 31, 1996 as compared to $6,471 for the year ended December 31, 1995. Percentage rents increased $424 or 55.4% from $766 in 1995 to $1,190 in 1996. Recoveries from tenants increased $10,996 or 647.2%, from $1,699 in 1995 to $12,695 in 1996. Interest and other income decreased from $7,781 in 1995 to $2,915 in 1996, a decrease of $4,866, or 62.5%.

     The increases in minimum rents, percentage rents, and recoveries from tenants are primarily attributable to the acquisition of the Ramco Properties effective May 1, 1996 and the acquisitions of the Taylor, Lakeland and Holcomb shopping centers effective August 14, November 22, and December 13, 1996, respectively. The operating results have included the impact of eight months of the Ramco Properties in 1996 as compared to none in 1995. In addition, two properties which were part of the Company's portfolio at December 31, 1995 were spun-off to Atlantic effective May 1, 1996 and thus the revenues in 1996 include only four months of their activity as compared to twelve months in 1995. The decrease of $4,866 in interest and the other income is due to the impact of the spin-off of Atlantic, including the transfer of the mortgage loan portfolio to Atlantic Realty Trust. The operating results of the Company represent four months of mortgage loan portfolio activity in 1996 as compared to twelve months in 1995.

     Total expenses increased $24,667, or 187.2%, from $13,179 in 1995 to $37,846 in 1996. Total recoverable expenses, including recoverable operating expenses and real estate taxes, increased $9,668, or 301.7%, to $12,873 for the year ended December 31, 1996 from $3,205 for the year ended December 31, 1995. Other operating expenses increased 332.2%, or $608, to $791 in 1996 from $183 in 1995. General and administrative expenses increased $556, or 13.5%, from $4,127 in 1995 to $4,683 in 1996. Interest expense was $6,725 in 1996 as compared to zero in 1995. Spin-off and other expenses were $7,976 in 1996 as compared to zero in 1995. Depreciation and amortization increased $3,584, or 295.2%, to $4,798 in 1996 as compared to $1,214 in 1995. The allowance for loan losses were zero in 1996 as compared to $4,450 in 1995.

     The increases in recoverable expenses of $9,668, other operating expenses of $608, general and administrative expenses of $556, and depreciation and amortization of $3,584 reflect the impact for the partial year on expenses that are principally attributable to the increase in the size of the real estate shopping portfolio due to the acquisition of the Ramco Properties in May 1996.

     Spin-off and other expenses amounting to $7,976 were a result of non-recurring expenses, including employee severance and bonus expenses, the cost of the run-off director's and officer's liability insurance policy for the Company and the write-off of the Company's deferred acquisition expenses. Total expenses for the year ended December 31, 1995 included an addition for loan losses of $4,450, no such addition to the allowance was required in 1996.

     Interest expense for the year ended December 31, 1996 increased $6,725 due to the partial year effect of the debt assumed in connection with the Ramco Acquisition and additional borrowings for subsequent acquisitions and development cost reimbursements. Interest expense for the year ended December 31, 1996 included approximately $140 in additional costs for the period May 1 to May 10, 1996 due to the closing being effective May 1, 1996 while the Company contributed the RPS cash on May 10, 1996 thus incurring additional interest expense on the assumed debt.

     The loss from unconsolidated entities of $216 in 1996 as compared to zero in 1995 is due to the impact of the acquisition during May 1996 of Ramco-Gershenson Inc., and the 50% general partner interests in two partnerships which each own a shopping center.

     The minority interest of $2,159 in 1996 represents the 27% share of income of the Operating Partnership relative to the period May 1, 1996 to December 31, 1996 allocable to the Ramco Group.

     As a result of the previous factors, the Company's net income decreased $3,246 or 91.7%.

Comparison of Pro forma year ended December 31, 1996 to Pro forma year ended December 31, 1995

     The Pro Forma Consolidated Statements of Operations which are included in
Note 14 to the Consolidated Financial Statements are presented as if the Ramco Acquisition, the Taylor, Holcomb and Lakeland acquisitions and the spin-off of Atlantic Realty Trust had occurred on January 1, 1995.

     Total revenues increased 5.6% or $2,876 for the year ended December 31, 1996 to $54,416 from $51,540 for the year ended December 31, 1995. Of this increase, minimum rents increased by $1,637, or 4.9%, to $34,722 as compared to $33,085 in 1995, percentage rents deceased by $222, or 16.7%, to $1,105 as compared to $1,327 in 1995, recoveries from tenants increased $1,223, or 7.3%, to $17,961 in 1996 as compared to $16,738 in 1995 and interest and other income increased $238, or 61.0%, to $628 from $390 in 1995.

     Minimum rents increased $1,637, or 4.9%, to $34,722 for the year ended December 31, 1996 as compared to $33,085 for the year ended December 31, 1995. Approximately $500 of the increase was attributable to initial anchor tenant openings at Jackson West Shopping Center and $979 was due to opening of new anchors at Tel-Twelve Mall, Jackson Crossing and West Oaks I.

     The decrease in percentage rent of $222, or 16.7%, to $1,105 for the year ended December 31, 1996 from $1,327 for the year ended December 31, 1995 was attributable to the conversion of percentage rent to minimum rent due to contractual rent increases. Recoveries from tenants increased 7.3%, or $1,223, to $17,961 for 1996 as compared to $16,738 for 1995. The increase was due to a corresponding net increase in real estate taxes and recoverable operating expenses. The Company's overall recovery ratio for 1996 and 1995 remained relatively consistent at 101.2% and 99.7%, respectively.

     Total expenses increased 27.3%, or $10,639, for the year ended December 31, 1996, to $49,677 from $39,038 for the year ended December 31, 1995. The increase was primarily due to a $7,976 increase in spin-off and other expenses, a $966 increase in recoverable operating and real estate tax expense and a $1,071 increase in general and administrative expenses.

     For the year ended December 31, 1996, the Company incurred $7,976 of spin-off and other expenses for which there was no corresponding costs for the year ended December 31, 1995. These non-recurring costs were primarily a result of the employee severance and bonus expenses, the cost of run-off director's and officer's liability insurance, and the write-off of deferred acquisition costs related to the spin-off of Atlantic.

     Recoverable operating and real estate tax expenses increased 5.8%, or $966, to $17,755 for the year ended December 31, 1996 from $16,789 for the year ended December 31, 1995. The increase was offset primarily by an increase in recoveries from tenants. As noted above, the Company's recovery ratio for the year ended December 31, 1996 remained relatively consistent with the corresponding 1995 period.

     The increase of $100, or 10.6%, in other operating expense from $943 in 1995 to $1,043 in 1996 was due to an increase of $43 in the allowance for bad debts due to the overall increase in revenues discussed previously, and an increase of $57 in landlord costs, advertising and promotional expenses which are not recoverable from tenants.

     Interest expense increased $412, or 3.7%, from $11,132 in 1995 to $11,544 in 1996. The increase was attributable to the impact of borrowings relative to the Jackson West Shopping Center. In addition, the increase of $114, or 1.7%, in depreciation expense to $6,919 in 1996 from $6,805 in 1995 was a result of the opening of the first phase of the Jackson West Shopping Center in 1996.

     General and administrative expenses increased $1,071, or 31.8%, to $4,440 in 1996 from $3,369 in 1995. The level of general and administrative expenses is impacted by several factors, including the cost of the Company's administrative activities, the cost reimbursement relationship between the Operating Partnership and Ramco-Gershenson, Inc. (the "Manager") and the capitalization of costs relative to leasing and development at the centers owned by the Operating Partnership. The Company's administrative expenses include officers' salaries and benefits, trustee fees, directors' and officers' liability insurance, transfer agent and shareholder relations expenses, and professional fees including legal, audit and tax. The Manager provides third party management, leasing, brokerage and development services to entities not controlled by the Company. These third party leasing and development fees earned under management contracts are not necessarily earned consistently over time since these fees are based on measurements related to specific transactions and are dependent on the availability of space to lease or develop at the centers. The operating expenses of the Manager include employee expenses, such as salaries and benefits, and office and other expenses. Some of these costs are fixed in nature. The net cost reimbursement to be charged as general and administrative expense to the Operating Partnership is dependent on the ability of the Manager to continue to charge leasing, brokerage and development fees to third party entities, while continuing to generate third party management business. It is also dependent on the Manager's ability to control expenses, the majority of which are employee related expenses. Some of the expenses of the Manager, those which are directly attributable to revenues to be earned in the future, are charged to the Operating Partnership and capitalized in order to be amortized over the related revenue.

     Following is a breakdown of the general and administrative expenses shown in the Pro forma financial statements:

                                                                    PRO FORMA            PRO FORMA
                                                                   YEAR ENDED           YEAR ENDED
                                                                DECEMBER 31, 1996    DECEMBER 31, 1995
                                                                -----------------    -----------------
Operating Partnership Administrative Expenses...............         $2,142               $2,027
                                                                    -------              -------
Manager
  Management Fees...........................................          1,078                1,092
  Leasing, Brokerage and Development Fees...................            151                  782
  Other Revenues............................................            293                  288
  Leasing/Development Cost Reimbursements...................            836                  888
                                                                    -------              -------
     Total Revenues.........................................          2,358                3,050
                                                                    -------              -------
  Employee Expenses.........................................          3,292                2,991
  Office and Other Expenses.................................            946                  856
  Depreciation and Amortization.............................             56                   94
                                                                    -------              -------
     Total Expenses.........................................          4,294                3,941
                                                                    -------              -------
  Operating Partnership Cost Reimbursement Expenses.........          1,936                  891
                                                                    -------              -------
Shopping Center Level General and Administrative Expenses...            362                  451
                                                                    -------              -------
Total Pro forma General and Administrative Expenses.........         $4,440               $3,369
                                                                    =======              =======

     The increase in general and administrative expenses of $1,071 was due primarily to an increase of $1,045 in the cost reimbursement expense between the Operating Partnership and Ramco-Gershenson, Inc. The $1,045 increase was a result of a decrease in revenues of $692, and an increase in expenses of approximately $353. Of the $692 decrease in revenues, $398 pertained to leasing fees and $233 pertained to development fees billed relative to third party management contracts. Leasing and development fees are not necessarily earned consistently over time since these fees are based upon measurements related to specific transactions. The $353 increase in expenses is primarily attributable to a $301 increase in employee and related costs, and a $127 increase in equipment leasing costs offset in part by decreases in office rental costs.

     The loss from unconsolidated entities decreased $104, or 24.9%, to $314 in 1996 as compared to $418 in 1995. The decrease in the loss was due to improved operating results at the two 50% owned shopping centers.

     Minority interest increased $258, or 8.5%, to $3,279 in 1996 from $3,021 in 1995. The minority interest for 1996 was computed before the impact of the spin-off and other expenses on income before minority interest, which were considered to be 100% attributable to the Company's operations. In addition, the minority interest percentage increased from 25% as of December 31, 1995 to 27% at December 31, 1996 due to the earnout, effective May 1996, of the additional Units relative to the Jackson Crossing Mall by the Ramco Group.

     As a result of the factors discussed previously, the Company's net income decreased $7,917 or 87.4%.

Comparison of year ended December 31, 1995 to year ended December 31, 1994

     The discussion that follows concerns the historical operating results of the Company, formerly RPS Realty Trust, prior to the spin-off of Atlantic and the Ramco Acquisition.

     Total revenues (before rental income) for the year ended December 31, 1995 decreased $11,861 or 60%, as compared to the year ended December 31, 1994. During the 1994 year the Company received $8,406 in additional contingent interest and pre-payment premium income as compared to none in 1995. Interest from mortgage loans decreased in the 1995 year as compared to the 1994 year by $4,906, or 57%. The reduction in interest from mortgage loans is attributable to the reduction in the size of the Company's mortgage loan portfolio during 1995 as compared to 1994. Current interest income from mortgage loans decreased $2,757, or 44%, primarily as a result of lower mortgage balances. The Company in 1995 recognized $117 in deferred interest as compared to $1,813 in 1994, a decrease of $1,696, or 94%. Contingent interest income for 1995 was $44, as compared to $441 in 1994. This represents a decrease of $397, or 90%. Income from mortgage backed securities (REMICs) increased 100% or $1,516, as a result of the Company investing in Mortgage Backed Securities to maintain REIT qualifying income.

     During the year ended December 31, 1995, expenses (excluding interest on mortgages, property operating expenses, real estate taxes and depreciation) increased $2,135, or 32%. This increase was primarily due to the increase in the allowance for possible loan losses expense of $1,150 combined with the increase in the provision for impairment on real estate expense of $800. The Company during the first quarter of 1995 provided an additional allowance for possible loan losses of $3,000 based on an offer for the sale of the Hylan mortgage received in the first quarter of 1995 which was $3,000 less than the Company's net carrying amount of the loan at such date. The Company also during the fourth quarter of 1995 provided an additional allowance for possible loan losses of $650 based on an agreement in principle with the borrower under the 1-5 Wabash loan for such borrower to acquire the mortgage for $2,200 in cash. Additionally, the Company provided an impairment provision of $800 with regard to the 9 North Wabash building during the fourth quarter of 1995. As a result of these increases, the Company made allowance for possible loan losses and provision for impairment of real estate of $4,450 in 1995 as compared to $2,500 in 1994 representing an increase of $1,950, or 78%. The Company during 1995 recognized a loss of $183 as a result of the Company selling the New England Telephone Company loan. During 1994 the Company recognized a loss of $227 as a result of the Company selling the Saratoga Office Building. General and administrative expenses including payroll and related expenses increased during 1995 by $229, or 5.8%, as compared to the 1994 year. This increase was primarily due to increased costs associated with the formation of Atlantic Realty Trust and the increase in professional fees paid by the Company offset by decreases in payroll and related expenses.

     During 1995, the Company received rental income of $8,936 as compared to $6,764 for the 1994 year. This increase of $2,172, or 32%, is primarily as a result of the Company receiving rental income on eight properties during 1995 as compared to receiving income on six properties during 1994. Interest expense on mortgage payable in 1995 decreased 100%, or $426, due to the Company exercising its right to prepay the first mortgage loan relating to the Crofton Plaza Shopping Center property on September 30, 1994. Property operating expenses, real estate taxes and depreciation expenses increased during the 1995 year by $404, or 26%, $35, or 3%, and $267, or 28%, respectively over 1994 due to the aforementioned increase in number of properties. For the year ended December 31, 1995, the Company recognized net income from the investment of real estate of $4,714 as compared to $2,823 for the year ended December 31, 1995. As a result of the foregoing factors, the Company's net earnings for the 1995 year as compared to the 1994 year decreased $12,104 or 77%.

FUNDS FROM OPERATIONS

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

     Therefore, FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and should not be considered an alternative to net income as an indication of the Company's performance or to cash flows from operating activities as a measure of liquidity or of the ability to pay distributions. Furthermore, while net income and cash generated from operating, investing and financing activities determined in accordance with generally accepted accounting principles consider capital expenditures which have been and will be incurred in the future, the calculation of FFO does not.

     The following pro forma FFO are presented as if the Ramco Acquisition, the Taylor, Holcomb and Lakeland acquisitions and the spin-off of Atlantic Realty Trust had occurred on January 1, 1995.

     The following table illustrates the calculation of pro forma FFO for the years ended December 31, 1996 and 1995:

                                                            PRO FORMA YEARS ENDED
                                                                 DECEMBER 31,
                                                            ----------------------
                                                              1996          1995
                                                              ----          ----
Net Income................................................   $ 1,146       $ 9,063
  Add: Depreciation and amortization......................     6,919         6,805
  Less: Amortization of deferred financing costs..........      (139)         (139)
  Less: Non-real estate depreciation and amortization.....       (27)          (28)
  Add: Minority interest in partnership...................     3,279         3,021
  Add: Non-recurring spin-off and other expenses..........     7,976
                                                             -------       -------
Funds from operations.....................................   $19,154       $18,722
                                                             =======       =======
Weighted average equivalent shares outstanding(1).........     9,687         9,501
                                                             =======       =======
Supplemental disclosure:
  Straight-line rental income.............................   $ 1,517       $ 1,417
                                                             =======       =======
  Amortization of management contracts and covenants not
     to compete...........................................   $   494       $   494
                                                             =======       =======

-------------------------
(1) Represents the weighted average total shares outstanding, assuming the redemption of all Operating Partnership Units for common shares.

CAPITAL EXPENDITURES

     During 1996 the Company spent approximately $1,003 on revenue generating capital expenditures including tenant allowances, leasing commissions paid to third-party brokers, legal costs relative to lease documents, and capitalized leasing and construction costs. These types of costs generate a return through rents from tenants over the term of their leases. Revenue enhancing capital expenditures, including expansions, renovations or repositionings were approximately $1,830. Revenue neutral capital expenditures, such as roof and parking lot repairs which are anticipated to be recovered from tenants, amounted to approximately $422.

     The Company spent approximately $21,700 on the acquisition of the Taylor, Lakeland and Holcomb shopping centers, while approximately $12,700 has been incurred on the development of the Jackson West Shopping Center. In conjunction with the Ramco Acquisition, not including the development costs reimbursement for Jackson West Shopping Center, the Company capitalized approximately $226,764 of real estate assets.

     This Form 10-K contains forward-looking statements with respect to the operation of certain of the Company's properties. Management of the Company believes the expectations reflected in the forward-looking statements made in this document are based on reasonable assumptions. Certain factors could occur that might cause actual results to vary. These include general economic conditions, the strength of key industries in the cities in which the Company's properties are located, the performance of the Company's tenants at the Company's properties and elsewhere, and other factors discussed in this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See pages F-1 to F-18, which are included herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Incorporated herein by reference to Ramco-Gershenson Properties Trust definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Shareholders to be held on June 10, 1997.

ITEM 11. EXECUTIVE COMPENSATION

     Incorporated herein by reference to Ramco-Gershenson Properties Trust definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Shareholders to be held on June 10, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated herein by reference to Ramco-Gershenson Properties Trust definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Shareholders to be held on June 10, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated herein by reference to Ramco-Gershenson Properties Trust definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Shareholders to be held on June 10, 1997.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A)(1) FINANCIAL STATEMENTS

     See pages F-1 through F-18 which are included herein.

(A)(3) EXHIBITS

3.1 Amended and Restated Declaration of Trust of the Company, dated October 14, 1988, incorporated by reference to Exhibits 3 and 4(a) to the Company's Registration Statement on Form S-4, File No. 33-25272.
3.2 Amendment to Amended and Restated Declaration of Trust of the Company, incorporated by reference to Exhibit 3(i) to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996.
3.3 By-Laws of the Company adopted December 6, 1989, incorporated by reference to Exhibit 4.2 to the Company's
         Current Report on Form 8-K, dated December 6, 1989.
3.4 Amendment to Bylaws of the Company, incorporated by reference to Exhibit 3(ii) to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996.
4.       Rights Agreement dated as of December 6, 1989 between the
         Company and American Stock Transfer & Trust Company, incorporated by reference to Exhibit 1 to the Company's
         Registration Statement on Form 8-A, File No. 1-10093, for the registration of Share Purchase Rights.
10.1     Pledge Agreement, dated as of May 10, 1996, among the
         Company, Dennis Gershenson, Joel Gershenson, Bruce
         Gershenson, Richard Gershenson, Michael A. Ward, Michael A.
         Ward U/T/A dated 2/22/77, as amended, and the holders of interest in Ramco-Gershenson Properties, L.P., a Delaware limited partnership, incorporated by reference to Exhibit
         10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996.
10.2 Registration Rights Agreement, dated as of May 10, 1996, among the Company, Dennis Gershenson, Joel Gershenson, Bruce
         Gershenson, Richard Gershenson, Michael A. Ward, Michael A.
         Ward U/T/A dated 2/22/77, as amended, and each of the Persons set forth on Exhibit A attached thereto, incorporated by reference to Exhibit 10.2 to the Company's
         Quarterly Report on Form 10-Q for the period ended June 30,
         1996.
10.3 Exchange Rights Agreement, dated as of May 10, 1996, by and among the Company and each of the Persons whose names are set forth on Exhibit A attached thereto, incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996.
10.4 1996 Share Option Plan of the Company, incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996.
10.5     Letter Agreement, dated May 10, 1996, among the Persons and
         Entities party to the Amended and Restated Master Agreement, dated as of December 27, 1995, as amended, incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996.
10.6 Promissory Note payable by Atlantic Realty Trust in favor of the Company in the principal face amount of 5,500,000 due
         November 9, 1997, incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996.
10.7 Letter Agreement, dated as of May 10, 1996, by and between Atlantic Realty Trust ("Atlantic") and the Company concerning the assumption of certain liabilities by Atlantic, incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the period ended
         June 30, 1996.
10.8     Employment Agreement, dated as of May 10, 1996, between the
         Company and Joel Gershenson, incorporated by reference to
         Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996.

10.9 Employment Agreement, dated as of May 10, 1996, between the Company and Dennis Gershenson, incorporated by reference to
         Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996.
10.10 Employment Agreement, dated as of May 10, 1996, between the Company and Michael A. Ward, incorporated by reference to
         Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996.
10.11 Employment Agreement, dated as of May 10, 1996, between the Company and Richard Gershenson, incorporated by reference to
         Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996.
10.12 Employment Agreement, dated as of May 10, 1996, between the Company and Bruce Gershenson, incorporated by reference to
         Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996.
10.13 Noncompetition Agreement, dated as of May 10, 1996, by and between Joel Gershenson and the Company, incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996.
10.14 Noncompetition Agreement, dated as of May 10, 1996, by and between Dennis Gershenson and the Company, incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996.
10.15 Noncompetition Agreement, dated as of May 10, 1996, by and between Michael A. Ward and the Company, incorporated by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996.
10.16 Noncompetition Agreement, dated as of May 10, 1996, by and between Richard Gershenson and the Company, incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996.
10.17 Noncompetition Agreement, dated as of May 10, 1996, by and between Bruce Gershenson and the Company, incorporated by reference to Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996.
10.18 Letter Agreement, dated April 15, 1996, among the Company and Richard Smith concerning Mr. Smith's employment by the Company, incorporated by reference to Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996.
10.19 Amended and Restated Master Revolving Credit Agreement dated as of June 24, 1996 by and among Ramco-Gershenson Properties, L.P., the Company, The First National Bank of Boston, NBD Bank, the other lending institutions that may become a party thereto, and The First National Bank of Boston, as Agent for the Banks.
10.20 Note dated June 24, 1996 in the aggregate principal amount of $25,000,000 made by Ramco-Gershenson Properties, L.P. in favor of The First National Bank of Boston.
10.21 Note dated June 24, 1996 in the aggregate principal amount of $25,000,000 made by Ramco-Gershenson Properties, L.P. in favor of NBD Bank.
10.22 Loan Agreement dated May 1, 1996 by and between Ramco-Gershenson Properties, L.P. and The Lincoln National Life Insurance Company relating to a $77,585,524.73 loan.
10.23 Note dated May 1, 1996 in the aggregate principal amount of $77,585,524.73 made by Ramco-Gershenson Properties, L.P. in favor of The Lincoln National Life Insurance Company.
10.24 Loan Agreement dated May 1, 1996 by and between Ramco-Gershenson Properties, L.P. and The Lincoln National Life Insurance Company relating to a $4,346,778.76 loan.
10.25 Note dated May 1, 1996 in the aggregate principal amount of $4,346,778.76 made by Ramco-Gershenson Properties, L.P. in favor of The Lincoln National Life Insurance Company.
21.1     Subsidiaries.
27.1     Financial Data Schedule.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   Ramco-Gershenson Properties Trust

Dated: March 28, 1997                              By: /s/ JOEL D. GERSHENSON
                                                   ----------------------------------------------------
                                                       Joel D. Gershenson,
                                                       Chairman

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of registrant and in the capacities and on the dates indicated.

Dated: March 28, 1997                              By: /s/ JOEL D. GERSHENSON
                                                   ----------------------------------------------------
                                                       Joel D. Gershenson,
                                                       Trustee and Chairman

Dated: March 28, 1997                              By:       /s/  DENNIS E. GERSHENSON
                                                   ----------------------------------------------------
                                                       Dennis E. Gershenson,
                                                       Trustee and President
                                                       (Principal Executive Officer)

Dated: March 28, 1997                              By:       /s/  STEPHEN R. BLANK
                                                   ----------------------------------------------------
                                                       Stephen R. Blank,
                                                       Trustee

Dated: March   , 1997                              By:
                                                   ----------------------------------------------------
                                                       Arthur H. Goldberg,
                                                       Trustee

Dated: March   , 1997                              By:
                                                   ----------------------------------------------------
                                                       Herbert Liechtung,
                                                       Trustee

Dated: March   , 1997                              By:
                                                   ----------------------------------------------------
                                                       Robert A. Meister,
                                                       Trustee

Dated: March 28, 1997                              By:       /s/  JOEL M. PASHCOW
                                                   ----------------------------------------------------
                                                       Joel M. Pashcow,
                                                       Trustee

Dated: March 28, 1997                              By:       /s/  MARK K. ROSENFELD
                                                   ----------------------------------------------------
                                                       Mark K. Rosenfeld,
                                                       Trustee

Dated: March   , 1997                              By:
                                                   ----------------------------------------------------
                                                       Selwyn Isakow,
                                                       Trustee

Dated: March 28, 1997                              By:       /s/  RICHARD J. SMITH
                                                   ----------------------------------------------------
                                                       Richard J. Smith,
                                                       Chief Financial Officer
                                                       (Principal Financial and Accounting Officer)

                       RAMCO-GERSHENSON PROPERTIES TRUST

                          INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF TRUSTEES OF
RAMCO-GERSHENSON PROPERTIES TRUST:

     We have audited the accompanying consolidated balance sheets of Ramco-Gershenson Properties Trust and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ramco-Gershenson Properties Trust and subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

Deloitte & Touche LLP
Detroit, Michigan
February 28, 1997

                       RAMCO-GERSHENSON PROPERTIES TRUST

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995
                                 (IN THOUSANDS)

                                                                1996        1995(*)
                                                                ----        -------
ASSETS
Investment in real estate -- net (Notes 3, 6 and 16)........  $307,752      $ 55,299
Mortgage loans receivable -- net of allowance for possible
  loan losses
  of $10,231 in 1995 (Note 4)...............................                  36,023
REMIC investments...........................................                  58,099
Interest and accounts receivable............................     3,901         7,748
Equity investments in unconsolidated entities (Note 8)......     5,271
Cash and cash equivalents...................................     3,541        11,467
Other assets -- net (Note 5)................................     2,389        11,945
                                                              --------      --------
     TOTAL ASSETS...........................................  $322,854      $180,581
                                                              ========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgages and notes payable (Note 6)........................  $143,410
Distributions payable.......................................     4,108      $  2,279
Accounts payable and accrued expenses.......................     9,712         1,282
Due to related entities (Note 1)............................     1,053
                                                              --------      --------
     Total liabilities......................................   158,283         3,561
MINORITY INTEREST...........................................    44,706
COMMITMENTS AND CONTINGENCIES (NOTE 9)......................
SHAREHOLDERS' EQUITY........................................   119,865       177,020
                                                              --------      --------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.............  $322,854      $180,581
                                                              ========      ========

-------------------------
(*) The 1995 historical results consist of the operations of RPS Realty Trust prior to the Spin-Off Transaction and the Ramco Acquisition, which was effective on May 1, 1996 (Note 1).

See notes to consolidated financial statements.

                       RAMCO-GERSHENSON PROPERTIES TRUST

                       CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 1996         1995(*)       1994(*)
                                                                 ----         -------       -------
REVENUES
  Minimum rents.............................................    $23,713       $ 6,471       $ 4,978
  Percentage rents..........................................      1,190           766           555
  Recoveries from tenants...................................     12,695         1,699         1,231
  Interest and other income.................................      2,915         7,781        19,642
                                                                -------       -------       -------
       TOTAL REVENUES.......................................     40,513        16,717        26,406
                                                                -------       -------       -------
EXPENSES
  Real estate taxes.........................................      4,643         1,271         1,236
  Recoverable operating expenses............................      8,230         1,934         1,530
  Depreciation and amortization.............................      4,798         1,214           947
  Other operating...........................................        791           183           227
  General and administrative................................      4,683         4,127         3,898
  Interest expense..........................................      6,725                         426
  Spin-off and other expenses (Note 1)......................      7,976
  Allowance for loan losses.................................                    4,450         2,500
                                                                -------       -------       -------
       TOTAL EXPENSES.......................................     37,846        13,179        10,764
                                                                -------       -------       -------
OPERATING INCOME............................................      2,667         3,538        15,642
LOSS FROM UNCONSOLIDATED ENTITIES (Note 8)..................        216
                                                                -------       -------       -------
INCOME BEFORE MINORITY INTEREST.............................      2,451         3,538        15,642
MINORITY INTEREST...........................................      2,159
                                                                -------       -------       -------
NET INCOME..................................................    $   292       $ 3,538       $15,642
                                                                =======       =======       =======
NET INCOME PER SHARE........................................      $0.04         $0.50         $2.20
                                                                =======       =======       =======
WEIGHTED AVERAGE SHARES OUTSTANDING.........................      7,123         7,123         7,123
                                                                =======       =======       =======

-------------------------
(*) The 1995 and 1994 historical results consist of the operations of RPS Realty
    Trust prior to the Spin-Off Transaction and the Ramco Acquisition, which was effective on May 1, 1996 (Note 1).

See notes to consolidated financial statements.

                       RAMCO-GERSHENSON PROPERTIES TRUST

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                 (IN THOUSANDS)

                                                                     ADDITIONAL     CUMULATIVE         TOTAL
                                               NUMBER OF     PAR      PAID-IN       EARNINGS/      SHAREHOLDERS'
                                                SHARES      VALUE     CAPITAL      DISTRIBUTION       EQUITY
                                               ---------    -----    ----------    ------------    -------------
BALANCE, JANUARY 1, 1994...................      7,138      $714      $197,297       $(21,699)       $176,312
  Shares repurchased and retired...........        (15)       (2)         (236)                          (238)
  Net income...............................                                            15,642          15,642
  Cash distributions declared..............                                            (9,117)         (9,117)
                                                 -----      ----      --------       --------        --------
BALANCE, DECEMBER 31, 1994.................      7,123       712       197,061        (15,174)        182,599
  Net income...............................                                             3,538           3,538
  Cash distributions declared..............                                            (9,117)         (9,117)
                                                 -----      ----      --------       --------        --------
BALANCE, DECEMBER 31, 1995.................      7,123       712       197,061        (20,753)        177,020
  Assets transferred in Spin-Off
     Transaction...........................                            (45,483)                       (45,483)
  Minority interests' equity...............                             (1,706)                        (1,706)
  Cash distributions declared..............                                           (10,258)        (10,258)
  Net income...............................                                               292             292
                                                 -----      ----      --------       --------        --------
BALANCE, DECEMBER 31, 1996.................      7,123      $712      $149,872       $(30,719)       $119,865
                                                 =====      ====      ========       ========        ========

See notes to consolidated financial statements.

                       RAMCO-GERSHENSON PROPERTIES TRUST

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                 (IN THOUSANDS)

                                                                1996        1995(*)       1994(*)
                                                                ----        -------       -------
Cash Flows From Operating Activities:
  Net Income................................................  $    292      $  3,538      $ 15,642
  Adjustments to reconcile net income to net cash flows
    provided by operating activities:
    Provision for possible loan losses......................       129         4,450         2,500
    Write-off of deferred acquisition expenses..............     2,154
    Loss on disposition of real estate/loans................                     183           227
    Loss on disposal of REMIC's.............................        91
    Depreciation and amortization...........................     4,798         1,214           947
    Loss from unconsolidated entities.......................       216
    Minority interest.......................................     2,159
    Changes in assets/liabilities that provided (used) cash:
      Interest and accounts receivable......................    (2,987)          125          (390)
      Other assets..........................................    (1,902)       (7,165)       (2,132)
      Transaction advances..................................     2,471
      Accounts payable and accrued expenses.................     6,830           (10)       (2,342)
                                                              --------      --------      --------
  Total adjustments.........................................    13,959        (1,203)       (1,190)
                                                              --------      --------      --------
Cash Flows Provided By Operating Activities.................    14,251         2,335        14,452
                                                              --------      --------      --------
Cash Flows From Investing Activities:
  Satisfaction of mortgage loans receivable.................     3,468         3,025        45,904
  Investment in mortgage loans receivable...................                    (256)
  Amortization of REMICs....................................     1,100
  Investment of REMICs......................................                 (58,098)
  Proceeds from REMICs......................................    56,908
  Sale of real estate.......................................                                   113
  Real estate acquired......................................   (41,727)       (1,006)       (8,833)
                                                              --------      --------      --------
Cash Flow Provided By (Used In) Investing Activities........    19,749       (56,335)       37,184
                                                              --------      --------      --------
Cash Flows From Financing Activities:
  Cash distributions to shareholders........................    (9,545)       (9,117)       (9,123)
  Cash distributions to operating partnership unit
    holders.................................................    (1,860)
  Shares repurchased........................................                                  (238)
  Principal repayments on debt..............................   (74,852)                     (6,491)
  Net advances from affiliated entities.....................     2,625
  Borrowings on debt........................................    41,706
                                                              --------      --------      --------
Cash Flows Used In Financing Activities.....................   (41,926)       (9,117)      (15,852)
                                                              --------      --------      --------
Net Increase (Decrease) in Cash and Cash Equivalents........    (7,926)      (63,117)       35,784
Cash and Cash Equivalents, Beginning of Period..............    11,467        74,584        38,800
                                                              --------      --------      --------
Cash and Cash Equivalents, End of Period....................  $  3,541      $ 11,467      $ 74,584
                                                              ========      ========      ========
Supplemental Disclosures of Cash Flow Information :
  Cash Paid for Interest During the Period..................  $  6,100                    $    426
                                                              ========                    ========
Supplemental Schedule of Noncash Investing and Financial
  Activities:
  Spin-off of net assets to Atlantic........................  $ 45,483
  Acquisition of Ramco:
    Debt assumed............................................   176,478
    Value of OP units issued................................    43,835
    Other liabilities assumed...............................     1,600
  Interest and accounts receivable..........................                $   (733)     $ (1,761)
  Allowance for possible loan losses........................                   5,076        14,567
  Net mortgages receivable sold.............................                  (4,343)      (13,829)
  Investment in real estate.................................                                14,626
  Mortgages payable assumed.................................                                (1,464)
  Gross mortgages exchanged for real estate.................                                (9,500)
  Mortgage receivable exchanged.............................                                (3,000)
  Accounts payable..........................................                                  (839)
  Deposit on sale of loans..................................                                 1,365
  Other assets..............................................                                  (165)

-------------------------
(*) The 1995 and 1994 historical results consist of the operations of RPS Realty
    Trust prior to the Spin-Off Transaction and the Ramco Acquisition, which was effective on May 1, 1996 (Note 1).

See notes to consolidated financial statements.

                       RAMCO-GERSHENSON PROPERTIES TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

1. RAMCO ACQUISITION AND SPIN-OFF TRANSACTION

     RPS Realty Trust, a Massachusetts business trust, was formed on June 21, 1988 to be a diversified, growth-oriented real estate investment trust.

     Effective May 1, 1996, RPS Realty Trust completed the acquisition of substantially all of the shopping center and retail properties, as well as the management organization and business operations of Ramco-Gershenson, Inc. and its affiliates (the "Ramco Acquisition") and the spin-off of its wholly owned subsidiary Atlantic Realty Trust ("Atlantic"), a Maryland real estate investment trust. In connection with the Ramco Acquisition, RPS Realty Trust's name was changed to Ramco-Gershenson Properties Trust and a one-for-four reverse stock split was effectuated as of the close of business on May 1, 1996. Ramco-Gershenson Properties Trust is referred to herein as the "Company".

     Concurrent with the Ramco Acquisition, the former owners of the Ramco Properties (as defined below) and the shareholders of Ramco-Gershenson, Inc. ("Ramco") (collectively, the "Ramco Group") transferred to Ramco-Gershenson Properties, L.P. (the "Operating Partnership") (i) their interests in 20 shopping center and retail properties (the "Ramco Properties") containing an aggregate of approximately 4,826,000 square feet of total gross leasable area ("GLA"), of which approximately 3,520,000 square feet is owned by the Operating Partnership, and the balance is owned by certain anchor tenants, (ii) 100% of the non-voting common stock and 5% of the voting common stock in Ramco (representing in excess of a 95% economic interest in Ramco), (iii) 50% general partner interests in two partnerships which each own a shopping center, (iv) rights in and/or options to acquire certain development land, (v) options to acquire the Ramco Group's interest in six shopping center properties and (vi) five outparcels.

     In return for these transfers, the Ramco Group received 2,377,492 Units ("Units") of the Operating Partnership (representing an approximate 25% limited partnership interest in the Operating Partnership). The Acquisition was accounted for using the purchase method. The purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair market value. Units, which are convertible into shares of beneficial interest in the Company, as described below, were valued at $16.50 per Unit representing the average trading price of the Company's shares immediately preceding and following the Ramco Acquisition. In addition, the Ramco Group received 279,181 Units as a partial earnout relative to Jackson Crossing Shopping Center (representing an approximate 2% limited partnership interest in the Operating Partnership). The Ramco Group's 2,656,673 aggregate Units represent an approximate 27% limited partnership interest in the Operating Partnership. In connection with the transfer of the Ramco Properties, the Company assumed approximately $176,556 of secured indebtedness on the Ramco Properties. The aggregate interest in the Operating Partnership to be received by the Ramco Group may be increased to a maximum of approximately 29% if certain leasing objectives with respect to one of the Ramco Properties are fulfilled. Subject to certain limitations, the interests in the Operating Partnership are exchangeable into shares of the Company on a one-for-one basis beginning on May 10, 1997.

     Pursuant to the Ramco Acquisition, the Company transferred to the Operating Partnership six properties containing an aggregate of approximately 931,000 square feet of GLA and $68,000 in cash in exchange for 7,123,105 Units of the Operating Partnership (representing a 1% General Partnership interest, and a 72% limited partnership interest after giving effect to the reduction of 2% for the Ramco Group's earnout).

     The transfer of the Company's net assets in exchange for Units was accounted for as a reorganization of entities under common control. As such, these assets and liabilities were transferred and accounted for at historical cost in a manner similar to that of a pooling of interests.

                       RAMCO-GERSHENSON PROPERTIES TRUST

     Concurrently with the closing of the Ramco Acquisition, the Company's former mortgage loan portfolio as well as certain of its former real estate assets were transferred to Atlantic and the shares of Atlantic were distributed to the Company's shareholders.

     For the year ended December 31, 1996 non-recurring expenses, including expenses related to the spin-off of Atlantic, have been charged to operations as follows:

Severance and other termination costs..................    $4,672
Directors and officers insurance.......................     1,150
Write-off of deferred acquisition expense..............     2,154
                                                           ------
                                                           $7,976
                                                           ======

     At December 31, 1996, the Company has a payable to its former Chairman and President of $1,600, plus interest, representing the final installment of his severance package. The final installment is due April 1, 1997.

     In connection with the Ramco Acquisition, the due to related entities at December 31, 1996 of $1,053 represents unreimbursed development costs of $568 and funds collected on behalf of the Ramco Group relating to receivables prior to the closing of $485.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements for the year ended December 31, 1996, include the accounts of the Company and its majority owned subsidiary, the Operating Partnership (73% owned by the Company at December 31, 1996). All significant intercompany accounts and transactions have been eliminated in consolidation.

     The consolidated financial statements of the Company include the effects of the Ramco Acquisition and the spin-off of Atlantic as well as the operations of the Operating Partnership commencing May 1, 1996.

     The Company has included the results of three property acquisitions (the "Property Acquisitions") in 1996. The Taylor Shopping Center was acquired on August 14, 1996 for approximately $2,300, Shoppes of Lakeland was acquired on November 22, 1996 for approximately $12,700, and the Holcomb Shopping Center was acquired on December 13, 1996 for approximately $6,700. Each of these acquisitions has been accounted for using the purchase method of accounting. The purchase price was allocated to the assets acquired based upon their estimated fair market value.

     USE OF ESTIMATES -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     REVENUE RECOGNITION -- Shopping center space is generally leased to retail tenants under leases which are accounted for as operating leases. Minimum rents are recognized on the straight-line method over the terms of the leases. Percentage rents are recognized as earned on an accrual basis over the terms of the leases. The leases also typically provide for tenant recoveries of common area maintenance, real estate taxes and other operating expenses. These recoveries are recognized as revenue in the period the applicable costs are incurred.

     An allowance for doubtful accounts has been provided against the portion of tenant accounts receivable which is estimated to be uncollectible. Accounts receivable in the accompanying balance sheet is shown net of an allowance for doubtful accounts of approximately $417 as of December 31, 1996.

     Until May 1, 1996 and in 1995 and 1994, interest income on mortgage loans was recognized on the accrual method during the periods in which the mortgage loans were outstanding. Deferred interest, due at the

                       RAMCO-GERSHENSON PROPERTIES TRUST
maturity of the mortgage loan, was recognized as income based on the interest method using the implicit rate of interest on the mortgage loan. Contingent and additional contingent income, extension fee income and prepayment premium income was recognized as cash was received.

     INCOME TAX STATUS -- The Company conducts its operations with the intent of meeting the requirements applicable to a real estate investment trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986 as amended (the "Code"). In order to maintain qualification as a real estate investment trust, the REIT is required to distribute at least 95% of its taxable income to shareholders and meet certain other asset and income tests as well as other requirements (Note 9). As a real estate investment trust, the REIT will generally not be liable for federal corporate income taxes. Thus, no provision for federal income taxes has been included in the accompanying financial statements.

     REAL ESTATE -- Real estate assets are stated at cost. Costs incurred for the acquisition, development, construction, and improvement of properties are capitalized, including direct costs incurred by Ramco. Depreciation is computed using the straight-line method over estimated useful lives. Expenditures for improvements and construction allowances paid to tenants are capitalized and amortized over the remaining life of the initial terms of each lease. Maintenance and repairs are charged to expense when incurred.

     In March 1995, the Financial Accounting Standards Board issued Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed of" which requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes indicate that the carrying amount of an asset may not be recoverable. The provisions of this Statement were adopted as of January 1, 1996 and the adoption of this Statement did not have an impact on the carrying value of the real estate.

     MORTGAGE LOANS RECEIVABLE -- Investments in mortgage loans receivable are stated at the lower of the carrying amount of the loan or the market value of the underlying real estate. Effective May 1, 1996, the Mortgage loans receivable were spun-off to Atlantic Realty Trust (Note 1).

     CASH AND CASH EQUIVALENTS -- In 1995, short term investments of $10,300 were considered cash equivalents for the purposes of the balance sheet and the statement of cash flows and consist primarily of highly liquid investments having original maturities of less than three months. Accordingly, in 1995 the Company classified its short term investments as held-to-maturity and carried such investments at amortized cost, which approximated fair value.

     REMIC INVESTMENTS -- In 1995, the Company's investments in REMICS, consisted of collateralized mortgage backed securities which were guaranteed by the Federal National Mortgage Association ("FNMA"), Government National Mortgage Association ("GNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC"). At December 31, 1995, the cost of such securities approximated fair value and accordingly, there were no unrealized gains and losses.

     INVESTMENTS IN UNCONSOLIDATED ENTITIES -- Consist of 50% general partner interests in Kentwood Town Center ("Kentwood") and the Southfield Plaza Expansion ("Southfield Plaza") and the Company's 100% interest in the non-voting and 5% interest in the voting common stock of Ramco. These investments are not unilaterally controlled and are, therefore, accounted for on the equity method.

     OTHER ASSETS -- Consist primarily of financing costs and leasing costs which are amortized over the terms of the respective agreements.

     MINORITY INTEREST -- Represents the Ramco Group's 27% limited partnership interest in the Operating Partnership. Such interest is held in the form of Units which become exchangeable on a one-for-one equivalent basis into common shares of the Company on May 10, 1997.

                       RAMCO-GERSHENSON PROPERTIES TRUST

     EARNINGS PER COMMON SHARE -- Computations of earnings per common share are based on the weighted number of shares and dilutive common share equivalents outstanding during the year. The conversion of a Unit to common stock will have no effect on earnings per share since the allocation of earnings to a Unit is equivalent to earnings allocated to a share of common stock.

     Earnings per common share and the weighted average number of shares outstanding for 1995 and 1994 have been adjusted to reflect the one-for-four reverse stock split which occurred on May 1, 1996 (Note 1).

     RECLASSIFICATIONS -- Certain reclassifications have been made to the 1995 and 1994 financial statements in order to conform with the 1996 presentation.

3. REAL ESTATE

     The Company's real estate at December 31, 1996 and December 31, 1995 consists of the following:

                                                              DECEMBER 31, 1996       DECEMBER 31, 1995
                                                              -----------------       -----------------
Land......................................................        $ 42,681                 $18,459
Buildings and Improvements................................         270,544                  39,587
Construction in progress..................................           1,629
                                                                  --------                 -------
  Sub Total...............................................         314,854                  58,046
Less: Accumulated Depreciation............................          (7,102)                 (2,747)
                                                                  --------                 -------
  Total Investment in Real Estate -- net..................        $307,752                 $55,299
                                                                  ========                 =======

4. MORTGAGE LOANS RECEIVABLE

     Effective May 1, 1996 the mortgage loans receivable and associated interest receivable were spun-off to Atlantic Realty Trust (Note 1). The following is a summary of mortgage loans receivable activity for the years ended December 31, 1996, 1995 and 1994:

                                                 DECEMBER 31, 1996    DECEMBER 31, 1995    DECEMBER 31, 1994
                                                 -----------------    -----------------    -----------------
Beginning balance............................        $ 36,023              $41,892             $100,692
  Additions during period....................                                  255
  Payments during period.....................          (3,468)              (2,474)             (56,300)
  Provision for possible losses..............                               (3,650)              (2,500)
  Spin-off to Atlantic Realty Trust (net)....         (32,555)
                                                     --------              -------             --------
Ending Balance...............................        $      0              $36,023             $ 41,892
                                                     ========              =======             ========

                       RAMCO-GERSHENSON PROPERTIES TRUST

5. OTHER ASSETS

     Other assets at December 31, 1996 and December 31, 1995 are as follows:

                                                              DECEMBER 31, 1996       DECEMBER 31, 1995
                                                              -----------------       -----------------
Leasing costs.............................................         $1,868                  $   493
Deferred financing costs..................................            471
Other.....................................................            282                    6,827
Deferred acquisition expenses.............................                                   3,672
Transaction advances......................................                                   2,471
                                                                  -------                  -------
  Sub Total...............................................          2,621                   13,463
Less: Accumulated Amortization............................           (232)                  (1,518)
                                                                  -------                  -------
  Total Other Assets -- net...............................         $2,389                  $11,945
                                                                  =======                  =======

6. MORTGAGES AND NOTES PAYABLE

     Mortgages and notes payable at December 31, 1996 consist of the following:

Fixed rate mortgages with interest rates ranging from 7.8%
  to 8.75% due at various dates through 2006................    $ 99,579
Floating rate mortgages at 75% of the rate of long-term
  Capital A rated utility bonds due January 1, 2010. The
  effective rate at December 31 was 7.59%...................       7,000
Credit Facility, with an interest rate at the reserve
  adjusted Eurodollar rate plus 1.75% basis points, due May
  1999, maximum available borrowings of $50,000. The
  effective rate at December 31 was 7.37%...................      36,831
                                                                --------
                                                                $143,410
                                                                ========

     The mortgage notes are secured by mortgages on properties that have an approximate net book value of $135,898 as of December 31, 1996. The Credit Facility is secured by mortgages on various properties that have an approximate net book value of $78,100 as of December 31, 1996.

     The Credit Facility contains financial covenants relating to debt to market capitalization, minimum operating coverage ratios, and a minimum equity value. As of December 31, 1996 the Company was in compliance with the covenant terms.

     The following table presents scheduled principal payments on mortgages and notes payable as of December 31, 1996:

Year ended December 31,
       1997.................................................    $  1,874
       1998.................................................       3,799
       1999.................................................      38,857
       2000.................................................       2,130
       2001.................................................       2,243
       Thereafter...........................................      94,507
                                                                --------
       Total................................................    $143,410
                                                                ========

                       RAMCO-GERSHENSON PROPERTIES TRUST

7. LEASES

     Approximate future minimum rentals under noncancelable operating leases in effect at December 31, 1996, assuming no new or renegotiated leases nor option extensions on lease agreements, is as follows:

Year ended December 31,
       1997.................................................    $ 32,674
       1998.................................................      29,127
       1999.................................................      26,081
       2000.................................................      22,726
       2001.................................................      19,822
       Thereafter...........................................     162,146
                                                                --------
       Total................................................    $292,576
                                                                ========

                       RAMCO-GERSHENSON PROPERTIES TRUST

8. UNCONSOLIDATED ENTITIES

     Condensed financial statement information of Ramco, Kentwood and Southfield Plaza Expansion as of December 31, 1996, and for the period from May 1, 1996 through December 31, 1996 are presented as follows:

                                                                                 SOUTHFIELD
                                                        RAMCO     KENTWOOD         PLAZA           TOTAL
                                                        -----     --------       ----------        -----
ASSETS
  Net Real Estate Assets...........................               $ 1,966         $   585         $ 2,551
  Other Assets.....................................    $ 4,909        504              67           5,480
                                                       -------    -------         -------         -------
     Total Assets..................................    $ 4,909    $ 2,470         $   652         $ 8,031
                                                       =======    =======         =======         =======
LIABILITIES
  Mortgage Notes Payable...........................               $11,050         $ 1,632         $12,682
  Other Liabilities................................    $ 1,296        409              25           1,730
                                                       -------    -------         -------         -------
     Total Liabilities.............................      1,296     11,459           1,657          14,412
                                                       -------    -------         -------         -------
OWNERS' EQUITY (DEFICIT)...........................      3,613     (8,989)         (1,005)         (6,381)
                                                       -------    -------         -------         -------
  Total Liabilities and Owners' Deficit............    $ 4,909    $ 2,470         $   652         $ 8,031
                                                       =======    =======         =======         =======
Company's Equity Investments in Unconsolidated
  Entities.........................................    $ 3,948    $   800         $   523         $ 5,271
                                                       =======    =======         =======         =======
REVENUES
  Management Fees..................................    $   711                                    $   711
  Leasing and Development Fees.....................        131                                        131
  Property Revenues................................               $ 1,380         $   191           1,571
  Other Revenues...................................        417                                        417
                                                       -------    -------         -------         -------
     Total Revenues................................      1,259      1,380             191           2,830
                                                       -------    -------         -------         -------
EXPENSES
  Employee Expenses................................      2,187                                      2,187
  Office and Other Expenses........................        630                                        630
  Property Expenses................................                 1,186             121           1,307
  Depreciation and amortization....................         45                                         45
                                                       -------    -------         -------         -------
     Total Expenses................................      2,862      1,186             121           4,169
                                                       -------    -------         -------         -------
Excess Revenues Over Expenses......................     (1,603)       194              70          (1,339)
Cost Reimbursement From Operating Partnership......      1,603                                      1,603
                                                       -------    -------         -------         -------
Income.............................................    $     0    $   194         $    70         $   264
                                                       =======    =======         =======         =======
Company's Share of Income..........................    $     0    $    97         $    35         $   132
                                                       =======    =======         =======         =======

     The Company's share of the unconsolidated entities' income of $132 for the period from May 1, 1996 through December 31, 1996 was reduced by $348 which represents depreciation and amortization adjustments arising from the Company's net basis adjustments in the unconsolidated entities' assets. These adjustments result in a net loss of $216 from unconsolidated entities.

9. COMMITMENTS AND CONTINGENCIES

     Substantially all of the properties have been subjected to Phase I environmental audits. Such audits have not revealed nor is management aware of any environmental liability that management believes would have a material adverse impact on the Company's financial position or results of operations. Management is unaware

                       RAMCO-GERSHENSON PROPERTIES TRUST
of any instances in which it would incur significant environmental costs if any or all properties were sold, disposed of or abandoned.

     During the third quarter of 1994, the Company held more than 25% of the value of its gross assets in overnight Treasury Bill reverse repurchase transactions which the United States Internal Revenue Service (the "IRS") may view as nonqualifying assets for the purposes of satisfying an asset qualification test applicable to REITs, based on a Revenue Ruling published in 1977 (the "Asset Issue"). The Company has requested that the IRS enter into a closing agreement with the Company that the Asset Issue will not impact the Company's status as a REIT. The IRS has deferred any action relating to the Asset Issue pending the further examination of the Company's 1991-1994 tax returns. Based on developments in the law which occurred since 1977, the Company's legal counsel has rendered an opinion that the Company's investment in Treasury Bill repurchase obligations would not adversely affect its REIT status. However, such opinion is not binding upon the IRS. In connection with the spin-off of Atlantic, Atlantic has assumed all tax liability arising out of the Asset Issue and the IRS audit of the Company's 1991-1994 tax returns. In connection with the assumption of such potential liabilities, Atlantic and the Company have entered into a tax agreement which provides that the Company (under the direction of its Continuing Trustees), and not Atlantic, will control, conduct and effect the settlement of any tax claims against the Company relating to the Asset Issue. Accordingly, Atlantic will not have any control as to the timing of the resolution or disposition of any such claims. No assurance can be given that the resolution or disposition of any such claims will be on terms or conditions favorable to the Company. The Company and Atlantic also received an opinion from legal counsel that, to the extent there is a deficiency in the Company's taxable income arising out of the IRS examination and provided the Company makes a deficiency dividend (i.e, declares and pays a distribution which is permitted to relate back to the year for which each deficiency was determined to satisfy the requirement that the REIT distribute 95 percent of its taxable income), the classification of the Company as a REIT for the taxable years under examination would not be affected. If notwithstanding the above-described opinions of legal counsel, the IRS successfully challenged the status of the Company as a REIT, its status could be adversely affected.

10. SHARE PURCHASE RIGHTS

     On December 6, 1989, the Company's Board of Trustees (the "Board") declared a dividend distribution of one share purchase right to each outstanding share of beneficial interest, $.10 par value per share, to shareholders of record at the close of business on December 18, 1989. These rights may be exercised to purchase one share of beneficial interest at a price of $80 per share, subject to adjustment, under certain specified conditions at the Board's option. These rights are not exercisable or transferable apart from the shares of beneficial interest until the distribution date, which is the earlier of (i) 10 days following a public announcement that any person or group has acquired beneficial ownership of 20 percent or more of the outstanding shares (the "Share Acquisition Date"), (ii) 10 days following the commencement of a tender offer or exchange offer that would result in a person or group beneficially owning 20 percent or more of the outstanding shares or (iii) the day the Board determines that any person or group has become the beneficial owner of an amount of shares the Board determines to be substantial (which amount shall in no event be less than 10 percent of the shares outstanding) and the Board shall determine that such beneficial ownership is intended to cause the Company to repurchase the shares owned by such person or group or is reasonable likely to cause a material adverse impact on the Company's business. The rights, which do not have voting rights, expire on December 6, 1999 and may be redeemed by the Company at a price of $.01 per right at any time until rights expire or, if earlier, 10 days following the Share Acquisition Date.

     Upon the occurrence of certain events following the distribution date, the holder of each right will have the right to receive, upon exercise, shares (or, in certain circumstances, cash, property or other securities of the Company) having a value equal to two times the exercise price of the right. In certain events in which the Company is not a surviving entity or has transferred 50 percent or more of its assets or earnings power, the

                       RAMCO-GERSHENSON PROPERTIES TRUST
rights will entitle the holder, upon exercise, to receive equity securities of the acquiring company having a value equal to two times the exercise price of the right.

11. STOCK OPTION PLANS

     a. 1989 Trustees' Stock Option Plan -- On April 4, 1989, the Board approved the establishment of the 1989 Trustees' Stock Option Plan (the "Trustees' Plan") which permitted the Company to grant options to purchase up to 350,000 shares of beneficial interest in the Company at the fair market value at the date of grant. The Company had 350,000 options outstanding under the Trustees' Plan at December 31, 1995 and 1994. In connection with the Ramco Acquisition and Spin-off Transaction, all Trustees who had been granted options under the Trustees' Plan have surrendered their options to the Company without consideration.

     b. 1989 Employee's Stock Option Plan -- On June 21, 1989, the Board approved the establishment of the 1989 Employee Stock Option Plan which permitted the Company to grant options to purchase up to 1,550,000 shares of beneficial interest in the Company at the fair market value at the date of grant. On December 6, 1989, 1,355,000 options were granted. Option shares in the amount of 125,000 were purchased from certain employees prior to the closing of the Ramco Acquisition and Spin-off Transaction for $.50 per share and the balance of the options were canceled.

     c. 1996 Share Option Plan -- Concurrent with the Ramco Acquisition, the Company adopted the 1996 Share Option Plan (the "Plan") to enable its employees to participate in the ownership of the Company. The Plan is designed to attract and retain executive officers and other key employees of the Company, to encourage a proprietary interest in the Company, and to provide incentives to employees.

     Under the Plan, executive officers and employees of the Company may be granted options to acquire shares of common stock of the Company ("Options"). The Plan is administered by the independent trustee members of the Compensation Committee, of the Board of Trustees, who are authorized to select the executive officers and other employees to whom Options are to be granted. No member of the compensation committee is eligible to participate in the Plan.

     The compensation committee, at its discretion, determines the number of Options to be granted. At June 30, 1996, the Plan provided for Options to purchase up to 855,000 shares of the Company's stock. However, no more than 50,000 stock options may be granted to any one individual in any calendar year. Stock options issued under the Plan allow for the purchase of common stock at the fair market value of the stock at the date of grant. Stock options granted to officers and employees under the Plan vest and become exercisable in installments on each of the first three anniversaries of the date of grant and expire ten years after the date of grant.

     In connection with the Ramco Acquisition and the spin-off of Atlantic, the Company granted certain principals of the Ramco Group, options to purchase 120,000 shares at an exercise price of $16.00 per share. Subsequent to the Ramco Acquisition, an additional 25,000 options have been granted to the Chief Financial Officer at an exercise price of $15.44 per share, and an additional 38,200 options have been granted to Ramco-Gershenson, Inc. employees at an exercise price of $16.56 per share.

     Information relating to the Plan from inception through December 31, 1996 is as follows:

                                                        SHARES    OPTION PRICE
                                                        ------    ------------
Granted (since inception).............................  183,200   $15.44-$16.56
Exercised.............................................
Forfeited.............................................
                                                        -------   -------------
Outstanding at December 31, 1996......................  183,200   $15.44-$16.56
                                                        =======   =============
Exercisable...........................................     None
                                                        =======

                       RAMCO-GERSHENSON PROPERTIES TRUST

     The fair value of options granted during 1996 was estimated to be negligible on the date of grant. This was determined using the Black-Scholes option pricing model with the following weighted average assumptions used: expected dividend yield of 10.21%; expected life of six years; risk free interest rate of 6.53% and expected volatility of 10%.

     The Company accounts for the Plan in accordance with Accounting Principles Board Option No. 25 under which no compensation cost has been recognized for stock option awards. There is no material difference if compensation cost had been calculated consistent with the provisions of Statement of Financial Standards No. 123, "Accounting for Stock Based Compensation". Therefore, there would be no change in the Company's pro forma net income and earnings per share for 1996.

12. DIVIDEND REINVESTMENT PLAN

     The Company has a dividend reinvestment plan that allows for participating shareholders to have their dividend distributions automatically invested in additional shares of beneficial interest in the Company based on the average price of the shares acquired for the distribution.

13. FINANCIAL INSTRUMENTS

     Statements of Financial Accounting Standards No. 107 requires disclosure about the fair value of all financial instruments. The carrying values of cash and cash equivalents, receivables, accounts payable and accrued expenses are reasonable estimates of their fair values because of the short maturity of these financial instruments. As of December 31, 1996 the mortgages and notes payable amounts are also a reasonable estimate of their fair value because their interest rates approximate the current borrowing rates available to the Company.

     The market value of the Company's mortgage loans and receivables as of December 31, 1995 was estimated to be approximately $45,000. At December 31, 1995, the aggregate estimated fair market value of five of the Company's ten mortgage loans exceeded the aggregate carrying value of $32,517 by $4,244. The remaining five mortgage loans were stated at their fair market value.

14. PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

     The following pro forma consolidated statements of operations have been presented as if (i), the Ramco Acquisition, the Property Acquisitions, and the spin-off of Atlantic had occurred on January 1, 1995, and (ii) the Company had qualified as a REIT, distributed all of its taxable income and, therefore had incurred no tax expense during the periods. In management's opinion, all adjustments necessary to reflect the Ramco Acquisition, the Property Acquisitions and the spin-off of Atlantic have been made. The pro forma consolidated statements of operations are not necessarily indicative of what the actual results of operations of

                       RAMCO-GERSHENSON PROPERTIES TRUST
the Company would have been had such transactions actually occurred as of January 1, 1995, nor do they purport to represent the results of the Company for future periods.

                                                              1996      1995
                                                              ----      ----
REVENUES
  Minimum rents............................................  $34,722   $33,085
  Percentage rents.........................................    1,105     1,327
  Recoveries from tenants..................................   17,961    16,738
  Interest and other income................................      628       390
                                                             -------   -------
Total Revenues.............................................   54,416    51,540
EXPENSES
  Real estate taxes........................................    6,496     5,487
  Recoverable operating expenses...........................   11,259    11,302
  Depreciation and amortization............................    6,919     6,805
  Other operating..........................................    1,043       943
  General and administrative...............................    4,440     3,369
  Interest expense.........................................   11,544    11,132
  Spin-off and other expenses..............................    7,976
                                                             -------   -------
Total Expenses.............................................   49,677    39,038
                                                             -------   -------
Operating Income...........................................    4,739    12,502
Loss From Unconsolidated Entities..........................      314       418
                                                             -------   -------
Income Before Minority Interest............................    4,425    12,084
Minority Interest..........................................    3,279     3,021
                                                             -------   -------
Net Income.................................................  $ 1,146   $ 9,063
                                                             =======   =======
Pro Forma Earnings Per Share...............................     $.16     $1.27
                                                             =======   =======
Weighted Average Number of Common Shares Outstanding.......    7,123     7,123
                                                             =======   =======

15. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                       NET INCOME      PER SHARE:
                                            REVENUES     (LOSS)     NET INCOME (LOSS)
                                            --------   ----------   -----------------
1996
Quarter ended:
  March 31................................  $ 4,262     $   536          $ 0.08
  June 30.................................    9,676      (4,691)          (0.66)
  September 30............................   12,737       2,281            0.32
  December 31.............................   13,838       2,166            0.30
1995
Quarter ended:
  March 31................................  $ 4,246     $  (705)         $(0.09)
  June 30.................................    4,079       1,939            0.27
  September 30............................    4,254       2,295            0.32
  December 31.............................    4,138           9            0.00

     During 1996, the Company recorded spin-off and other related expenses of $1,657, $6,276, and $43 in the first, second and third quarters respectively. During the first and fourth quarters of 1995, the Company recorded provisions for possible loan losses of $3,000, and $650 respectively. In addition, the Company provided $800 for the impairment in value of real estate in the fourth quarter of 1995.

                       RAMCO-GERSHENSON PROPERTIES TRUST

16. REAL ESTATE ASSETS

     Net investment in real estate assets at December 31, 1996 consisted of the following:

                                                                                   YEAR         YEAR       YEAR
DESCRIPTION AND LOCATION OF THE PROPERTY                                        CONSTRUCTED   ACQUIRED   RENOVATED
----------------------------------------                                        -----------   --------   ---------
Tel-Twelve Mall                                     Southfield, Michigan                        1996        1995
Office Max Center                                   Toledo, Ohio                   1994         1996
New Towne Plaza                                     Canton, Michigan               1976         1996        1993
Ferndale Plaza                                      Ferndale, Michigan             1984         1996
Clinton Valley Strip Center                         Sterling Heights, Michigan     1979         1996
Fraser Shopping Center                              Fraser, Michigan                            1996
Eastridge Commons                                   Flint, Michigan                1990         1996
Oakbrook Square                                     Flint, Michigan                             1996
Jackson West                                        Jackson, Michigan                           1996
Jackson Crossing                                    Jackson, Michigan                           1996        1996
Roseville Plaza                                     Roseville, Michigan                         1996        1994
Naples Towne Center                                 Naples, Florida                1983         1996
Southfield Plaza                                    Southfield, Michigan                        1996        1983
Clinton Valley Mall                                 Sterling Heights, Michigan     1979         1996        1993
Lake Orion Plaza                                    Lake Orion, Michigan           1977         1996
Edgewood Towne Centre                               Lansing, Michigan              1990         1996        1992
Troy Towne Center                                   Troy, Ohio                     1990         1996        1996
West Oaks I                                         Novi, Michigan                 1981         1996
West Oaks II                                        Novi, Michigan                 1987         1996
Spring Meadows Place                                Springfield Twp, Ohio          1987         1996        1996
West Allis Towne Center                             West Allis, Wisconsin          1987         1996
Chester Springs                                     Chester, New Jersey                         1994
Crofton Plaza                                       Crofton, Maryland                           1991
Lantana Plaza                                       Lantana, Florida                            1993
Sunshine Plaza                                      Tamarac, Florida                            1991
Commack Shopping Center                             Commack, New York                           1992
Trinity Corners                                     Pound Ridge, New York                       1992
Taylor Shopping Center                              Taylor, Michigan                            1996
Shoppes of Lakeland                                 Lakeland, Florida                           1996
Holcomb Center                                      Alpharetta, Georgia                         1996
                                                                                                          Totals

                                                       INITIAL COST TO
                                                           COMPANY                          GROSS COST AT END OF PERIOD(B)
                                                    ----------------------   SUBSEQUENT    ---------------------------------
                                                               BUILDING &    CAPITALIZED              BUILDING &
DESCRIPTION AND LOCATION OF THE PROPERTY             LAND     IMPROVEMENTS      COSTS       LAND     IMPROVEMENTS    TOTAL
----------------------------------------             ----     ------------   -----------    ----     ------------    -----
Tel-Twelve Mall                                     $ 4,777     $ 43,181       $  314      $ 4,777     $ 43,495     $ 48,272
Office Max Center                                       227        2,042            0          227        2,042        2,269
New Towne Plaza                                         817        7,354            0          817        7,354        8,171
Ferndale Plaza                                          265        2,388            3          265        2,391        2,656
Clinton Valley Strip Center                             399        3,588            0          399        3,588        3,987
Fraser Shopping Center                                  363        3,263            0          363        3,263        3,626
Eastridge Commons                                     1,086        9,775            5        1,086        9,780       10,866
Oakbrook Square                                         955        8,591            0          955        8,591        9,546
Jackson West                                          2,806        6,270        3,624        2,806        9,894       12,700
Jackson Crossing                                      2,249       20,237           86        2,249       20,323       22,572
Roseville Plaza                                       1,466       13,195           98        1,466       13,293       14,759
Naples Towne Center                                     218        1,964            1          218        1,965        2,183
Southfield Plaza                                      1,121       10,090           89        1,121       10,179       11,300
Clinton Valley Mall                                   1,101        9,910          119        1,101       10,029       11,130
Lake Orion Plaza                                        470        4,234           69          470        4,303        4,773
Edgewood Towne Centre                                   665        5,981            3          665        5,984        6,649
Troy Towne Center                                       930        8,372          872          930        9,244       10,174
West Oaks I                                             630        5,674           13          630        5,687        6,317
West Oaks II                                          1,391       12,519            4        1,391       12,523       13,914
Spring Meadows Place                                  1,662       14,959          378        1,662       15,337       16,999
West Allis Towne Center                               1,866       16,789            0        1,866       16,789       18,655
Chester Springs                                       4,931       13,331          986        4,931       14,317       19,248
Crofton Plaza                                         3,201        6,499        1,050        3,201        7,549       10,750
Lantana Plaza                                         2,590        2,600          473        2,590        3,073        5,663
Sunshine Plaza                                        1,748        7,452          742        1,748        8,194        9,942
Commack Shopping Center                               1,160        1,740            2        1,160        1,742        2,902
Trinity Corners                                       1,250        1,250          501        1,250        1,751        3,001
Taylor Shopping Center                                  400        1,930            0          400        1,930        2,330
Shoppes of Lakeland                                   1,279       11,543           67        1,279       11,610       12,889
Holcomb Center                                          658        5,953            0          658        5,953        6,611
                                                    -------     --------       ------      -------     --------     --------
                                                    $42,681     $262,674       $9,499      $42,681     $272,173     $314,854
                                                    =======     ========       ======      =======     ========     ========


                                                      ACCUMULATED
DESCRIPTION AND LOCATION OF THE PROPERTY            DEPRECIATION(A)   ENCUMBRANCES
----------------------------------------            ---------------   ------------
Tel-Twelve Mall                                         $  722           (d)
Office Max Center                                           34           (c)
New Towne Plaza                                            123           (d)
Ferndale Plaza                                              40           (c)
Clinton Valley Strip Center                                 60           (c)
Fraser Shopping Center                                      54           (c)
Eastridge Commons                                          163           (d)
Oakbrook Square                                            143          $ 7,000
Jackson West                                               114
Jackson Crossing                                           341           (d)
Roseville Plaza                                            221           (d)
Naples Towne Center                                         33
Southfield Plaza                                           169           (d)
Clinton Valley Mall                                        166           (d)
Lake Orion Plaza                                            71           (d)
Edgewood Towne Centre                                      100           (c)
Troy Towne Center                                          145           (c)
West Oaks I                                                 95            4,347(d)
West Oaks II                                               209            8,409
Spring Meadows Place                                       251            9,237
West Allis Towne Center                                    280           (c)
Chester Springs                                            896           (c)
Crofton Plaza                                              995           (c)
Lantana Plaza                                              285
Sunshine Plaza                                             985
Commack Shopping Center                                    176           (c)
Trinity Corners                                            171
Taylor Shopping Center                                      18
Shoppes of Lakeland                                         36
Holcomb Center                                               6
                                                        ------          -------
                                                        $7,102          $28,993
                                                        ======          =======

-------------------------
(a) Depreciation for all properties is computed over the useful life which is generally forty years.
(b) The aggregate cost of land and buildings and improvements for federal income tax purposes is approximately $262 million.
(c) The property is pledged as collateral on the secured line of credit.
(d) The property is pledged as collateral on secured mortgages.

                       RAMSON-GERSHENSON PROPERTIES TRUST

     The changes in real estate assets and accumulated depreciation for the three years ended December 31, 1996 are as follows:

                                                                1996      1995      1994
                                                                ----      ----      ----
REAL ESTATE ASSETS
Balance at beginning of period..............................  $ 58,046   $57,840   $34,751
Ramco Acquisition...........................................   235,840
Other Acquisitions..........................................    21,765              22,462
Capital Improvements........................................     6,252     1,006       997
Disposition of Saratoga.....................................                          (370)
Provision for impairment....................................                (800)
Spin-off of assets to Atlantic..............................    (7,049)
                                                              --------   -------   -------
Balance at end of period....................................  $314,854   $58,046   $57,840
                                                              ========   =======   =======
ACCUMULATED DEPRECIATION
Balance at beginning of period..............................  $  2,747   $ 1,731   $ 1,012
Depreciation................................................     4,567     1,016       749
Spin-off of Assets to Atlantic..............................      (212)
Disposition of Saratoga.....................................                           (30)
                                                              --------   -------   -------
Balance at end of period....................................  $  7,102   $ 2,747   $ 1,731
                                                              ========   =======   =======

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
  3.1      Amended and Restated Declaration of Trust of the Company,
           dated October 14, 1988, incorporated by reference to
           Exhibits 3 and 4(a) to the Company's Registration Statement
           on Form S-4, File No. 33-25272.
  3.2      Amendment to Amended and Restated Declaration of Trust of
           the Company, incorporated by reference to Exhibit 3(i) to
           the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996.
  3.3      By-Laws of the Company adopted December 6, 1989,
           incorporated by reference to Exhibit 4.2 to the Company's
           Current Report on Form 8-K, dated December 6, 1989.
  3.4      Amendment to Bylaws of the Company, incorporated by
           reference to Exhibit 3(ii) to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996.
  4.       Rights Agreement dated as of December 6, 1989 between the
           Company and American Stock Transfer & Trust Company,
           incorporated by reference to Exhibit 1 to the Company's
           Registration Statement on Form 8-A, File No. 1-10093, for
           the registration of Share Purchase Rights.
 10.1      Pledge Agreement, dated as of May 10, 1996, among the
           Company, Dennis Gershenson, Joel Gershenson, Bruce
           Gershenson, Richard Gershenson, Michael A. Ward, Michael A.
           Ward U/T/A dated 2/22/77, as amended, and the holders of
           interest in Ramco-Gershenson Properties, L.P., a Delaware
           limited partnership, incorporated by reference to Exhibit
           10.1 to the Company's Quarterly Report on Form 10-Q for the
           period ended June 30, 1996.
 10.2      Registration Rights Agreement, dated as of May 10, 1996,
           among the Company, Dennis Gershenson, Joel Gershenson, Bruce
           Gershenson, Richard Gershenson, Michael A. Ward, Michael A.
           Ward U/T/A dated 2/22/77, as amended, and each of the
           Persons set forth on Exhibit A attached thereto,
           incorporated by reference to Exhibit 10.2 to the Company's
           Quarterly Report on Form 10-Q for the period ended June 30,
           1996.
 10.3      Exchange Rights Agreement, dated as of May 10, 1996, by and among the Company and each of the Persons whose names are
           set forth on Exhibit A attached thereto, incorporated by
           reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996.
 10.4      1996 Share Option Plan of the Company, incorporated by
           reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996.
 10.5      Letter Agreement, dated May 10, 1996, among the Persons and
           Entities party to the Amended and Restated Master Agreement, dated as of December 27, 1995, as amended, incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996.
 10.6      Promissory Note payable by Atlantic Realty Trust in favor of the Company in the principal face amount of 5,500,000 due
           November 9, 1997, incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the
           period ended June 30, 1996.
 10.7      Letter Agreement, dated as of May 10, 1996, by and between
           Atlantic Realty Trust ("Atlantic") and the Company
           concerning the assumption of certain liabilities by
           Atlantic, incorporated by reference to Exhibit 10.7 to the
           Company's Quarterly Report on Form 10-Q for the period ended
           June 30, 1996.
 10.8      Employment Agreement, dated as of May 10, 1996, between the
           Company and Joel Gershenson, incorporated by reference to
           Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q
           for the period ended June 30, 1996.
 10.9      Employment Agreement, dated as of May 10, 1996, between the
           Company and Dennis Gershenson, incorporated by reference to
           Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q
           for the period ended June 30, 1996.

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
 10.10     Employment Agreement, dated as of May 10, 1996, between the
           Company and Michael A. Ward, incorporated by reference to
           Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q
           for the period ended June 30, 1996.
 10.11     Employment Agreement, dated as of May 10, 1996, between the
           Company and Richard Gershenson, incorporated by reference to
           Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q
           for the period ended June 30, 1996.
 10.12     Employment Agreement, dated as of May 10, 1996, between the
           Company and Bruce Gershenson, incorporated by reference to
           Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q
           for the period ended June 30, 1996.
 10.13     Noncompetition Agreement, dated as of May 10, 1996, by and between Joel Gershenson and the Company, incorporated by
           reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996.
 10.14     Noncompetition Agreement, dated as of May 10, 1996, by and between Dennis Gershenson and the Company, incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996.
 10.15     Noncompetition Agreement, dated as of May 10, 1996, by and between Michael A. Ward and the Company, incorporated by
           reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996.
 10.16     Noncompetition Agreement, dated as of May 10, 1996, by and between Richard Gershenson and the Company, incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996.
 10.17     Noncompetition Agreement, dated as of May 10, 1996, by and between Bruce Gershenson and the Company, incorporated by
           reference to Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996.
 10.18     Letter Agreement, dated April 15, 1996, among the Company
           and Richard Smith concerning Mr. Smith's employment by the
           Company, incorporated by reference to Exhibit 10.18 to the
           Company's Quarterly Report on Form 10-Q for the period ended
           June 30, 1996.
 10.19     Amended and Restated Master Revolving Credit Agreement dated as of June 24, 1996 by and among Ramco-Gershenson
           Properties, L.P., the Company, The First National Bank of
           Boston, NBD Bank, the other lending institutions that may
           become a party thereto, and The First National Bank of
           Boston, as Agent for the Banks.
 10.20     Note dated June 24, 1996 in the aggregate principal amount of $25,000,000 made by Ramco-Gershenson Properties, L.P. in favor of The First National Bank of Boston.
 10.21     Note dated June 24, 1996 in the aggregate principal amount of $25,000,000 made by Ramco-Gershenson Properties, L.P. in favor of NBD Bank.
 10.22     Loan Agreement dated May 1, 1996 by and between
           Ramco-Gershenson Properties, L.P. and The Lincoln National
           Life Insurance Company relating to a $77,585,524.73 loan.
 10.23     Note dated May 1, 1996 in the aggregate principal amount of
           $77,585,524.73 made by Ramco-Gershenson Properties, L.P. in favor of The Lincoln National Life Insurance Company.
 10.24     Loan Agreement dated May 1, 1996 by and between
           Ramco-Gershenson Properties, L.P. and The Lincoln National
           Life Insurance Company relating to a $4,346,778.76 loan.
 10.25     Note dated May 1, 1996 in the aggregate principal amount of
           $4,346,778.76 made by Ramco-Gershenson Properties, L.P. in favor of The Lincoln National Life Insurance Company.
 21.1      Subsidiaries.
 27.1      Financial Data Schedule.