Form 10-Q
period 1997-03-31
RAMCO GERSHENSON PROPERTIES TRUST
filed 1997-05-15
CIK 842183

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549
                                   FORM 10-Q

   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT
 -----   OF 1934

For the quarterly period ended March 31, 1997
                                       OR
       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT ----- OF 1934

For the transition period from          to
                              ---------   ---------


Commission file number 1-10093

                    RAMCO-GERSHENSON PROPERTIES TRUST
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

MASSACHUSETTS                                                                 13-6908486
-------------                                                                 ----------
(State or other jurisdiction                                     (I.R.S. Employer Identification
of incorporation or organization)                                Number)

27600 Northwestern Highway, Suite 200, Southfield, Michigan                       48034
-----------------------------------------------------------                       -----
(Address of principal executive offices)                                        (Zip code)


                                  248-350-9900
                              -------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X          No
    ------           ------

Number of shares of beneficial interest ($.10 par value) of the Registrant outstanding as of March 31, 1997: 7,123,105.

                                     INDEX

Part I.  FINANCIAL INFORMATION                                                                         Page No.
                                                                                                       --------

Item 1.  Financial Statements
         Consolidated Balance Sheets - March 31, 1997 and December 31, 1996 ...........................   3

         Consolidated Statements of Operations - Three Months Ended March 31, 1997 and 1996............   4

         Consolidated Statement of Shareholders' Equity - Three Months Ended March 31, 1997............   5

         Consolidated Statements of Cash Flows - Three Months Ended March 31, 1997 and 1996............   6

         Notes to Consolidated Financial Statements....................................................   7
Item 2.
         Management's Discussion and Analysis of Financial Condition and Results of Operations.........  12

Part II.     OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K..............................................................  18
             The Company did not file any reports on Form 8-K for the quarter ended March 31, 1997.


                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                       RAMCO-GERSHENSON PROPERTIES TRUST
                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share data)




                                                                                  March 31,            December  31,
                                                                                    1997                   1996
                                                                                -----------            -------------
                                                                                (unaudited)
ASSETS
 Real estate, net (Note 2).....................................................   $   309,459           $   307,752
 Interest and accounts receivable, net.........................................         4,658                 3,901
 Other assets, net (Note 3)....................................................         3,136                 2,389
 Equity investments in unconsolidated entities (Note 6)........................         5,183                 5,271
 Cash and cash equivalents.....................................................         3,178                 3,541
                                                                                  -----------           -----------
  TOTAL........................................................................    $  325,614           $   322,854
                                                                                  ===========           ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
 Mortgages and notes payable (Note 4)..........................................    $  145,168           $   143,410
 Distributions payable.........................................................         4,108                 4,108
 Accounts payable and accrued expenses.........................................        11,667                 9,712
 Due to related entities ......................................................         1,018                 1,053
                                                                                  -----------           -----------
  TOTAL LIABILITIES............................................................       161,961               158,283

COMMITMENTS AND CONTINGENCIES (Note 8).........................................             -                     -

MINORITY INTEREST..............................................................        44,436                44,706

SHAREHOLDERS' EQUITY...........................................................       119,217               119,865
                                                                                  -----------           -----------
  TOTAL........................................................................    $  325,614           $   322,854
                                                                                  ===========           ===========


See notes to consolidated financial statements.

                       RAMCO-GERSHENSON PROPERTIES TRUST
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (Unaudited)

                                                                                      For The Three
                                                                                      Months Ended
                                                                                        March 31,
                                                                                ----------------------------
                                                                                  1997             1996 (*)
                                                                                  ----             --------
REVENUES
  Minimum rents......................................................             $  8,884          $  1,464
  Percentage rents...................................................                  366               396
  Recoveries from tenants............................................                4,394               485
  Interest and other income..........................................                  175             1,916
                                                                                  --------          --------
     TOTAL REVENUES..................................................               13,819             4,261
                                                                                  --------          --------
EXPENSES
   Real estate taxes.................................................                1,497               328
   Recoverable operating expenses....................................                2,839               402
   Depreciation and amortization.....................................                1,801               257
   Other operating...................................................                  256
   General and administrative........................................                1,178             1,082
   Interest expense..................................................                2,970
   Spin-off and other expenses.......................................                                  1,658
                                                                                  --------          --------
     TOTAL EXPENSES..................................................               10,541             3,727
                                                                                  --------          --------
OPERATING INCOME ....................................................                3,278               534

LOSS FROM UNCONSOLIDATED ENTITIES (Note 6)...........................                   88
                                                                                  --------          --------
INCOME BEFORE MINORITY INTEREST......................................                3,190               534

MINORITY INTEREST....................................................                  846
                                                                                  --------          --------
NET INCOME...........................................................             $  2,344          $    534
                                                                                  ========          ========
NET INCOME PER SHARE.................................................             $   0.33          $   0.07
                                                                                  ========          ========
WEIGHTED AVERAGE SHARES OUTSTANDING...................................               7,123             7,123
                                                                                  ========          ========

See notes to consolidated financial statements.

*The 1996 historical results consist of the operations of RPS Realty Trust prior to the Spin-off Transaction and the Ramco Acquisition which was effective on May 1, 1996.

                       RAMCO-GERSHENSON PROPERTIES TRUST
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (in thousands)
                                  (Unaudited)


                                                       Shares of
                                                  Beneficial Interest
                                                  -------------------             Additional      Cumulative          Total
                                                                                   Paid-In          Earnings/       Shareholders'
                                                Number            Amount           Capital        Distributions         Equity
                                              ----------        ---------        -----------     ---------------   ---------------
BALANCE AT JANUARY 1, 1997.............          7,123              $  712         $ 149,872          ($30,719)         $  119,865
Cash distributions declared............                                                                 (2,992)             (2,992)
Net income for the three months ended
 March 31, 1997........................                                                                  2,344               2,344
                                                 -----              ------         ---------          --------           ---------
BALANCE AT MARCH 31, 1997...............         7,123              $  712         $ 149,872          ($31,367)          $ 119,217
                                                 =====              ======         =========          ========           =========

See notes to consolidated financial statements.

                       RAMCO-GERSHENSON PROPERTIES TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)

                                                                                                       For The Three Months
                                                                                                           Ended March 31
                                                                                                       ---------------------
                                                                                                         1997          1996(*)
                                                                                                       ----------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
 NET INCOME....................................................................                        $  2,344       $     534
 Adjustments to reconcile net income to net cash flows
  provided by operating activities:

 Loss on disposition of real estate/loans.......................................                                            129
 Depreciation and amortization..................................................                          1,801             257
 Amortization of deferred acquisition expense...................................                                             49
 Loss from unconsolidated entities..............................................                             88
 Minority interest..............................................................                            846
 Changes in assets and liabilities that provided (used) cash:
   Interest and accounts receivable..............................................                          (757)            266
   Other assets..................................................................                          (828)           (924)
   Accounts payable and accrued expenses.........................................                         1,955            (343)
                                                                                                       --------       ---------
 Total adjustments...............................................................                         3,105            (566)
                                                                                                       --------       ---------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES............................                         5,449             (32)
                                                                                                       --------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES
 Satisfaction of mortgage loans receivable.......................................                                         3,417
 Amortization of REMICs..........................................................                                         1,110
 Real estate acquired............................................................                        (3,427)           (124)
                                                                                                       --------       ---------
CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES............................                        (3,427)          4,403
                                                                                                       --------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
 Cash distributions to shareholders..............................................                        (2,992)         (2,279)
 Cash distributions to operating partnership unit holders........................                        (1,116)
 Principal repayments on mortgage debt...........................................                          (461)
 Net advances from affiliated entities...........................................                           (35)
 Borrowings on notes payable - net...............................................                         2,219
                                                                                                       --------       ---------
CASH FLOWS USED IN FINANCING ACTIVITIES..........................................                        (2,385)         (2,279)
                                                                                                       --------       ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS.............................                          (363)          2,092
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...................................                         3,541          11,467
                                                                                                       --------       ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD.........................................                      $  3,178       $  13,559
                                                                                                       ========       =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION - CASH
 PAID FOR INTEREST DURING THE PERIOD                                                                   $  2,453
                                                                                                       ========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
 ACTIVITIES
 Accrued distributions payable....................................................                     $  4,108       $   2,279


See notes to consolidated financial statements.

*The 1996 historical results consist of the operations of RPS Realty Trust prior to the Spin-off Transaction and the Ramco Acquisition which was effective on May 1, 1996.

                       RAMCO-GERSHENSON PROPERTIES TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in Thousands)
                                  (Unaudited)

1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - The accompanying interim financial statements and related notes of the Company are unaudited; however, they have been prepared in accordance with generally accepted accounting principles for interim financial reporting, the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such rules. The unaudited interim financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial statements for the interim periods have been made. The results for interim periods are not necessarily indicative of the results for a full year.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS - In March 1997, the FASB issued SFAS No. 128, "Earnings per Share." This statement establishes standards for computing and presenting earnings per share ("EPS") and applies to all entities with publicly-held common shares or potential common shares. This Statement replaces the presentation of primary EPS and fully diluted EPS with a presentation of basic EPS and diluted EPS, respectively. Basic EPS excludes dilution and is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period. Similar to fully diluted EPS, diluted EPS reflects the potential dilution of securities that could share in the earnings. This statement is not expected to have a material effect on the Company's reported EPS amounts. The Statement is effective for the Company's financial statements for the year ending December 31, 1997.

RECLASSIFICATIONS - Certain reclassifications have been made to the 1996 financial statements in order to conform with the 1997 presentation.

2.  REAL ESTATE

The Company's real estate at March 31, 1997, and December 31, 1996, consists of the following:

                                                                       March 31, 1997     December 31, 1996
            Land                                                          $     42,051          $   42,051
            Buildings and Improvements                                         274,564             271,174
            Construction-in-progress                                             1,667               1,629
                                                                           -----------          ----------
              Sub Total                                                        318,282             314,854
            Less: Accumulated Depreciation                                      (8,823)             (7,102)
                                                                           ------------         -----------
            Total Investment in Real Estate - net                         $    309,459          $  307,752
                                                                          ============          ==========

3.  OTHER ASSETS

Other assets at March 31, 1997, and December 31, 1996, are as follows:

                                                                       March 31, 1997     December 31, 1996
            Leasing costs                                                 $      2,324         $    1,868
            Deferred financing costs                                               473                471
            Other                                                                  685                282
                                                                          ------------         ----------
              Sub Total                                                          3,482              2,621
            Less: Accumulated Amortization                                        (346)              (232)
                                                                          ------------         -----------

            Total Other Assets - net                                      $      3,136        $     2,389
                                                                          ============        ===========

4.  MORTGAGES AND NOTES PAYABLE

Mortgages and notes payable at March 31, 1997, consist of the following:

            Fixed rate mortgages with interest rates ranging
              from 7.8% to 8.75% due at various dates through 2006                              $ 99,118

            Floating rate mortgage at 75% of the rate of
              long-term Capital A rated utility bonds due January 1, 2010 plus
              supplemental interest to equal LIBOR plus 200 basis points                           7,000

            Credit Facility, with an interest rate at the reserve adjusted
              Eurodollar rate plus 175 basis points, due May 1999,
              maximum borrowings of $50,000                                                       39,050
                                                                                               ---------
                                                                                               $ 145,168
                                                                                               =========


The mortgage notes are secured by mortgages on properties that have an approximate net book value of $137,441 as of March 31, 1997 .
The Credit Facility is secured by mortgages on various properties that have an approximate net book value of $77,746 as of March 31, 1997.

The Credit Facility contains financial covenants relating to debt to market capitalization, minimum operating coverage ratios, and a minimum equity value. As of March 31, 1997 the Company was in compliance with the covenant terms.

The following table presents scheduled principal payments on mortgages and notes payable as of March 31, 1997:

                Year ended December 31,
                     1997 (April 1 - December 31)                                         $    1,413
                     1998                                                                      3,799
                     1999                                                                     41,076
                     2000                                                                      2,130
                     2001                                                                      2,243
                     Thereafter                                                               94,507
                                                                                          ----------
                     Total                                                                $  145,168
                                                                                          ==========


5. LEASES

The Company is engaged in the operation of shopping center and retail properties and leases space to tenants and certain anchors pursuant to lease agreements. The lease agreements provide for initial terms ranging from 3 to 30 years and, in some cases, for annual rentals which are subject to upward adjustment based on operating expense levels and sales volume.

Approximate future minimum rentals under noncancelable operating leases in effect at March 31, 1997, assuming no new or renegotiated leases nor option extensions on lease agreements, are as follows:

                Year ended December 31,
                     1997 (April 1 - December 31)                                          $   25,256
                     1998                                                                      30,321
                     1999                                                                      27,265
                     2000                                                                      23,772
                     2001                                                                      20,976
                     Thereafter                                                               168,571
                                                                                           ----------
                    Total                                                                  $  296,161
                                                                                           ==========

6.  UNCONSOLIDATED ENTITIES
Condensed financial statement information of Ramco, Kentwood and Southfield Plaza Expansion as of March 31, 1997 and for the quarter ended March 31, 1997 is presented as follows:

                                                                                               Southfield
                                                                 Ramco          Kentwood          Plaza            Total
                                                                 -----          --------          -----            -----
 ASSETS
      Net Real Estate Assets..............................                      $ 1,939         $  579           $  2,518
      Other Assets........................................      $5,231              567             89              5,887
                                                                ------          -------         ------           --------
           Total Assets...................................      $5,231          $ 2,506         $  668           $  8,405
                                                                ======          =======         ======           ========
 LIABILITIES
      Mortgage Notes Payable..............................                      $11,026         $1,622           $ 12,648
      Other Liabilities...................................      $1,625              333             36              1,994
                                                                ------          -------         ------           --------
           Total Liabilities..............................       1,625           11,359          1,658             14,642
                                                                ------          -------         ------           --------

 OWNERS' EQUITY (DEFICIT).................................       3,606           (8,853)          (990)            (6,237)
                                                                ------          -------         ------           --------
      Total Liabilities and Owners' Equity................      $5,231          $ 2,506         $  668           $  8,405
                                                                ======          =======         ======           ========

 Company's Equity Investments in Unconsolidated Entities..      $3,824          $   828         $  531           $  5,183
                                                                ======          =======         ======           ========

 REVENUES
      Management Fees.....................................      $  262                                           $    262
      Leasing and Development Fees........................                                                              0
      Property Revenues...................................          96          $   540         $   68                704
      Leasing/Development Cost Reimbursements.............         372                                                372
                                                                ------          -------         ------           --------
         Total Revenues...................................         730              540             68              1,338
                                                                ------          -------         ------           --------

 EXPENSES
      Employee Expenses...................................         941                                                941
      Office and Other Expenses...........................         275                                                275
      Property Expenses...................................                          476             47                523
      Depreciation and Amortization.......................          60                                                 60
                                                                ------          -------         ------           --------
         Total  Expenses..................................       1,276              476             47              1,799
                                                                ------          -------         ------           --------

 Excess Revenues Over Expenses............................        (546)              64             21               (461)
 Cost Reimbursement From Operating Partnership............         546                                                546
                                                                ------          -------         ------           --------

 Income..................................................       $    0          $    64         $   21           $     85
                                                                ======          =======         ======           ========
 Company's Share of Income...............................       $    0          $    32         $   11           $     43
                                                                ======          =======         ======           ========



The Company's share of the unconsolidated entities' income of $43 for the quarter ended March 31, 1997 was reduced by $131 which represents depreciation and amortization adjustments arising from the Company's net basis adjustments in the unconsolidated entities' assets. These adjustments result in a net loss of $88 from unconsolidated entities.

7.  PRO FORMA FINANCIAL INFORMATION

The following pro forma consolidated statements of operations have been presented as if (i) the Ramco Acquisition, the Property Acquisitions, and the spin-off of Atlantic had occurred on January 1, 1996, and (ii) the Company had qualified as a REIT, distributed all of its taxable income and, therefore had incurred no tax expense during the periods. In management's opinion, all adjustments necessary to reflect the Ramco Acquisition, the Property Acquisitions and the spin-off of Atlantic have been made. The pro forma consolidated statements of operations are not necessarily indicative of what the actual results of operations of the Company would have been had such transactions actually occurred as of January 1, 1996, nor do they purport to represent the results of the Company for future periods.

                                                                                          Three Months Ended
                                                                                              March 31,
                                                                                  --------------------------------
                                                                                       1997              1996
                                                                                       ----              ----
                                                                                      Actual           Pro forma
       REVENUES
         Minimum rents . . . . . . . . . . . . . . . . . . . . . . . .            $   8,884          $    8,496
         Percentage rents  . . . . . . . . . . . . . . . . . . . . . .                  366                 252
         Recoveries from tenants . . . . . . . . . . . . . . . . . . .                4,394               4,285
         Interest and other income . . . . . . . . . . . . . . . . . .                  175                  87
                                                                                  ---------          ----------
           TOTAL REVENUES  . . . . . . . . . . . . . . . . . . . . . .               13,819              13,120
       EXPENSES
         Real estate taxes . . . . . . . . . . . . . . . . . . . . . .                1,497               1,452
         Recoverable operating expenses  . . . . . . . . . . . . . . .                2,839               2,784
         Depreciation and amortization . . . . . . . . . . . . . . . .                1,801               1,678
         Other operating . . . . . . . . . . . . . . . . . . . . . . .                  256                 231
         General and administrative  . . . . . . . . . . . . . . . . .                1,178               1,081
         Interest expense  . . . . . . . . . . . . . . . . . . . . . .                2,970               2,838
         Spin-off and other expenses . . . . . . . . . . . . . . . . .                                    1,658
                                                                                  ---------          ----------
           TOTAL EXPENSES  . . . . . . . . . . . . . . . . . . . . . .               10,541              11,722
                                                                                  ---------          ----------
       OPERATING INCOME....  . . . . . . . . . . . . . . . . . . . . .                3,278               1,398

       LOSS FROM UNCONSOLIDATED ENTITIES . . . . . . . . . . . . . . .                   88                  31
                                                                                  ----------         ----------
       INCOME BEFORE MINORITY INTEREST . . . . . . . . . . . . . . . .                3,190               1,367

       MINORITY INTEREST . . . . . . . . . . . . . . . . . . . . . . .                  846                 756
                                                                                  ---------          ----------

       NET  INCOME . . . . . . . . . . . . . . . . . . . . . . . . . .            $   2,344          $      611
                                                                                  =========          ==========

       EARNINGS PER SHARE  . . . . . . . . . . . . . . . . . . . . . .            $    0.33          $     0.09
                                                                                  =========          ==========

       WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING. . . . . .                7,123               7,123
                                                                                  =========          ==========

8.  COMMITMENTS AND CONTINGENCIES

Substantially all of the properties have been subjected to Phase I environmental audits. Such audits have not revealed nor is management aware of any environmental liability that management believes would have a material adverse impact on the Company's financial position or results of operations. Management is unaware of any instances in which it would incur significant environmental costs if any or all properties were sold, disposed of or abandoned.

During the third quarter of 1994, the Company held more than 25% of the value of its gross assets in overnight Treasury Bill reverse repurchase transactions, which the United States Internal Revenue Service (the "IRS") may view as non-qualifying assets for the purpose of satisfying an asset qualification test applicable to REIT's, based on a Revenue Ruling published in 1977 (the "Asset Issue"). The Company has requested that the IRS enter into a closing agreement with the Company so that the Asset Issue will not impact the Company's status as a REIT. The IRS has deferred any action relating to the Asset Issue pending further examination of the Company's 1991-1994 tax returns. Based on developments in the law which occurred since 1977, the Company's legal counsel has rendered an opinion that the Company's investment in Treasury Bill repurchase obligations would not adversely affect its REIT status. However, such opinion is not binding upon the IRS. In connection with the spin-off of Atlantic, Atlantic has assumed all tax liability arising out of the Asset Issue and the IRS audit of the Company's 1991-1994 tax returns. In connection with the assumption of such potential liabilities, Atlantic and the Company have entered into a tax agreement which provides that the Company (under the direction of its Continuing Trustees), and not Atlantic, will control, conduct and effect the settlement of any tax claims against the Company relating to the Asset Issue. Accordingly, Atlantic will not have any control as to the timing of the resolution or disposition of any such claims. No assurance can be given that the resolution or disposition of any such claim will be on terms or conditions favorable to the Company. The Company and Atlantic also received an opinion from legal counsel that, to the extent there is a deficiency in the Company's taxable income arising out of the IRS examination and provided the Company makes a deficiency dividend (i.e., declares and pays a distribution which is permitted to relate back to the year for which each deficiency was determined to satisfy the requirement that the REIT distribute 95 percent of its taxable income), the classification of the Company as a REIT for the taxable years under examination would not be affected. If notwithstanding the above-described opinions of legal counsel, the IRS successfully challenged the status of the Company as a REIT, its status could be adversely affected.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in Thousands, except per Share and per Unit amounts)

OVERVIEW
The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements of the Company, including the respective notes thereto which are included in this Form 10-Q.

CAPITAL RESOURCES AND LIQUIDITY

The Company's mortgage debt consists of debt on certain shopping centers as well as on two properties in which the Operating Partnership owns an interest and is accounted for on the equity method of accounting. At March 31, 1997 the Company's portion of mortgages attributable to properties 100% owned is $145,168, with a weighted average interest rate of 7.96% and its pro rata share of non-recourse mortgage debt on unconsolidated properties (accounted for on the equity method) was $6,324 with a weighted average interest rate of 9.13%.

The mortgage debt consists of six loans secured by various properties, two loans secured by the unconsolidated properties, and the Credit Facility which is secured by various properties. Seven of the mortgage loans amounting to $99,118 have maturities ranging from 1998 to 2006, monthly payments which include regularly scheduled amortization, and have fixed interest rates ranging between 7.8% to 8.75%. One of the mortgage loans, evidenced by tax free bonds, amounting to $7,000 secured by Oak Brook Square Shopping Center is non-amortizing, matures in 2010, and carries a floating interest rate equal to 75% of the new issue long-term Capital A rated utility bonds, plus interest to the lender sufficient to cause the lender's overall yield on its investment in the bonds to be equal to 200 basis points over their applicable LIBOR rate.

The Company currently has a $50,000 Credit Facility, which bears interest at 175 basis points over LIBOR and matures on May 6, 1999. The Company is currently negotiating with the lender to increase the Credit Facility to $75,000. Although the Company expects that negotiations should be completed shortly, there can be no assurance that the increase in the Credit Facility will occur. The Credit Facility is secured by mortgages on various properties and contains financial covenants relating to debt-to-market capitalization, minimum operating coverage ratios and a minimum equity value. Borrowings under the Credit Facility amounted to $39,050 at March 31, 1997, with approximately $11,000 available.

The Company's current capital structure includes property specific mortgages, the Credit Facility, shares of beneficial interest and a minority interest in the Operating Partnership. The minority interest in the Operating Partnership represents the 27% ownership in the Operating Partnership ("Units") held by the Ramco Group which may, under certain conditions, be exchanged for approximately 2,656,673 shares of beneficial interest.

The Units owned by the Ramco Group are subject to lock-up agreements which provide that the Units cannot be transferred, except under certain conditions, for a period of one year after the closing of the Ramco Acquisition (May 1997) for those Units owned by holders other than the Ramco Principals, and for a period of 30 months after the closing of the Ramco Acquisition for those Units owned by the Ramco Principals. In addition, the Units issued to the Ramco Group will be exchangeable for shares of the Company on a one-for-one basis. The Company, as sole general partner of the Operating Partnership, will have the option to exchange such Units for cash based on the current trading price of the Shares. Assuming the exchange of all limited partnership interests in the Operating Partnership, there would be outstanding approximately 9,779,778 shares of beneficial interest with a market value of approximately $169,924 at March 31, 1997 (based on the closing price of $17.375 per share on March 31, 1997).

The principal uses of the Company's liquidity and capital resources are for acquisitions, development, including expansion and renovation programs, and debt repayment. To maintain its qualification as a real estate investment trust under the Internal Revenue Code of 1986, as amended (the "Code"), the Company is required to distribute to its shareholders at least 95% of its "Real Estate Investment Trust Taxable Income" as defined in the Code.

Variable rate debt accounted for $46,050 of outstanding debt with a weighted average interest rate of 7.3% at March 31, 1997. Variable rate debt accounted for approximately 31.7% of the Company's total debt and 14.6% of its total market capitalization.

Based on the debt and the market value of equity described above, the Company's debt to total market capitalization (debt plus market value equity) ratio was 46.1% at March 31, 1997.

The Company anticipates that the combination of the availability under the Credit Facility, potential new borrowings relative to the acquired properties and development properties, construction loans and potential equity offerings, will provide adequate liquidity for the foreseeable future to fund future acquisitions, developments, expansions, repositionings, and to continue its currently planned capital programs and to make distributions to its shareholders in accordance with the Code's requirements applicable to REIT's. Although the Company believes that the combination of factors discussed above will provide sufficient liquidity, no such assurance can be given that the Company will have adequate liquidity to meets its needs.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1997 TO THREE MONTHS ENDED MARCH 31, 1996.

Total revenues for the three months ended March 31, 1997 increased by 224.3% , or $9,558, to $13,819 as compared to $4,261 for the three months ended March 31, 1996. The increase was a result of a $7,420 increase in minimum rents, a $30 decrease in percentage rents, a $3,909 increase in recoveries from tenants and a $1,741 decrease in interest and other income.

Minimum rents increased 506.8%, or $7,420, to $8,884 for the three months ended March 31, 1997 as compared to $1,464 for the three months ended March 31, 1996. Recoveries from tenants increased 806.0%, or $3,909, to $4,394 as compared to $485 for the three months ended March 31, 1996. These increases are primarily attributable to the acquisition of the Ramco properties effective May 1, 1996, and the acquisition of the Taylor, Lakeland, and Holcomb shopping centers effective August 14, November 22, and December 13, 1996, respectively. The operating results for the three months ended March 31, 1997 included the impact of the acquisition of the Ramco properties and the other shopping centers for the full three months in 1997, while the results for the three months ended March 31, 1996 do not include any impact for those acquisitions. In addition, two properties which were part of the Company's portfolio during the three months ended March 31, 1996 were spun-off to Atlantic Realty Trust effective May 1, 1996.

Interest and other income decreased 90.9%, or $1,741, to $175 as compared to $1,916 for the three months ended March 31,1996 due primarily to the spin-off of the Company's mortgage portfolio to Atlantic Realty Trust effective May 1, 1996.

Total expenses for the three months ended March 31, 1997 increased by 182.8%, or $6,814, to $10,541 as compared to $3,727 for the three months ended March 31, 1996. The increase was due to a $3,606 increase in total recoverable expenses, including real estate taxes and recoverable operating expenses, a $1,544 increase in depreciation and amortization, a $256 increase in other operating expenses, a $96 increase in general and administrative expenses, a $2,970 increase in interest expense and a $1,658 decrease in spin-off and other expenses.

Total recoverable expenses, including real estate taxes and recoverable operating expenses, increased by 494.0%, or $3,606, to $4,336 as compared to $730 for the three months ended March 31, 1996, depreciation and amortization increased by 600.8%, or $1,544, to $1,801 as compared to $257 for the three months ended March 31, 1996, and other operating expenses for the three months ended March 31, 1997 were $256 as compared to zero for the three months ended March 31, 1996. General and administrative expenses increased 8.9 %, or $96, to $1,178 as compared to $1,082 for the three months ended March 31, 1996. The increase in recoverable expenses of $3,606, depreciation and amortization of $1,544, other operating expenses of $256, and general and administrative expenses of $96 are due to the acquisition of the Ramco properties and the other property acquisitions, offset in part by the decrease related to the May 1, 1996 spin-off of two former RPS properties.

Interest expense for the three months ended March 31, 1997 was $2,970 compared to zero for the three months ended March 31, 1996 due to the effect of the debt assumed in connection with the Ramco acquisition and additional borrowings for subsequent acquisitions and development cost reimbursements.

For the three months ended March 31, 1996, the company incurred $1,658 of spin-off and other expenses for which there were no corresponding expenses for the three months ended March 31, 1997.

The loss from unconsolidated entities of $88 for the three months ended March 31, 1997 as compared to zero for the three months ended March 31, 1996 is due to the impact of the Ramco acquisition on May 1, 1996.

The minority interest of $846 for the three months ended March 31, 1997 represents the 27% share of income before minority interest of the operating partnership relative to that period, which is allocable to the Ramco Group.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1997 TO PRO FORMA THREE MONTHS ENDED MARCH 31, 1996.

Total revenues for the three months ended March 31, 1997 increased by 5.3% , or $699, to $13,819 as compared to $13,120 for the three months ended March 31, 1996. The increase was a result of a $388 increase in minimum rents, a $114 increase in percentage rents, a $109 increase in recoveries from tenants and an $88 increase in interest and other income, for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996.

Minimum rents increased 4.6%, or $388, to $8,884 for the three months ended March 31, 1997 as compared to $8,496 for the three months ended March 31, 1996. This first quarter increase was primarily due to the opening of the Jackson West Shopping Center in June 1996, and the opening of a new anchor tenant at Jackson Crossing in March 1996. Percentage rents increased 45.2%, or $114, to $366 as compared to $252 for the three months ended March 31, 1996. Recoveries from tenants increased 2.5%, or $109, to $4,394 as compared to $4,285 for the three months ended March 31, 1996. The increase was due to corresponding increases in recoverable operating and real estate tax expense. The company's overall recovery ratio for 1997 and 1996 remained relatively consistent at 101.3% and 101.2%, respectively.

Total expenses for the three months ended March 31, 1997, decreased 10.1%, or $1,181, to $10,541 as compared to $11,722 for the three months ended March 31, 1996. The decrease was due to a $1,658 decrease in spin-off and other expenses, partially offset by a $100 increase in total recoverable expenses, including real estate taxes and recoverable operating expenses, a $123 increase in depreciation and amortization, a $25 increase in other operating expenses, a $97 increase in general and administrative expenses, and a $132 increase in interest expense.

For the three months ended March 31, 1996 the Company incurred $1,658 of spin-off and other expenses related to the spin-off of Atlantic for which there were no corresponding costs in 1997.

Recoverable expenses, including real estate taxes and recoverable operating expenses, increased 2.4%, or $100, to $4,336 as compared to $4,236 for the three months ended March 31, 1996 due to expenses related to the Jackson West Shopping Center which opened in June 1996. The increase was offset by an increase in recoveries from tenants. As noted above, the Company's recovery ratio for the three months ended March 31, 1997 remained consistent with the comparable 1996 period.

Depreciation and amortization increased 7.3%, or $123, to $1,801 as compared to $1,678 for the three months ended March 31, 1996 due to the Jackson West Shopping Center opening in June 1996, in addition to the impact of various other revenue producing and capital improvement expenditures.

General and administrative expenses increased 9.0%, or $97, to $1,178 as compared to $1,081 for the three months ended March 31, 1996. The Company's level of general and administrative expenses is impacted by several factors, including the cost reimbursement relationship between the Operating Partnership and Ramco-Gershenson, Inc. (the "Manager"), the capitalization of costs relative to leasing and development at the centers owned by the Operating Partnership and the cost of the Company's administrative activities. The Manager provides third party management, leasing, brokerage and development services to entities not controlled by the Company. These third party leasing and development fees earned under management contracts are not necessarily earned consistently over time since these fees are based on measurements related to specific transactions and are dependent on the availability of space to lease or develop at the centers. The operating expenses of the Manager include employee expenses, such as salaries and benefits, and office and other expenses. Some of these costs are fixed in nature. The net cost reimbursement to be charged as general and administrative expense to the Operating Partnership is dependent on the ability of the Manager to continue to charge leasing, brokerage and development fees to third party entities, while continuing to generate third party management business. It is also dependent on the Manager's ability to control expenses, the majority of which are employee related expenses. Some of the expenses of the Manager, those which are directly attributable to revenues to be earned in the future, are charged to the Operating Partnership and capitalized in order to be amortized over the related revenue. The Company's administrative expenses include officers' salaries and benefits, trustee fees, directors' and officers' liability insurance, transfer agent and shareholders' relations expenses, and professional fees including legal, audit and tax.

Following is a breakdown of the general and administrative expenses shown in the financial statements:

                                                                          Actual                Pro Forma
                                                                    Three Months Ended     Three Months Ended
                                                                      March 31, 1997         March 31, 1996
                                                                    ------------------     ------------------
 Manager
   Management Fees..................................................   $   262                $     274
   Leasing, Brokerage and Development Fees..........................                                  2
   Other Revenues...................................................        96                       82
   Leasing/Development Cost Reimbursements..........................       372                      102
                                                                       -------                ---------
      Total Revenues................................................       730                      460
                                                                       -------                ---------
   Employee Expenses................................................       941                      799
   Office and Other Expenses........................................       275                      215
   Depreciation and  Amortization...................................        60                        8
                                                                       -------                ---------
      Total Expenses................................................     1,276                    1,022
                                                                       -------                ---------
   Operating Partnership Cost Reimbursement Expenses................       546                      562

Operating Partnership Administrative Expenses.......................       559                      441

Shopping Center Level General and Administrative Expenses...........        73                       78
                                                                       -------                ---------
Total General and Administrative Expenses...........................   $ 1,178                $   1,081
                                                                       =======                =========

The increase of $97 in general and administrative expenses was primarily due to a $118 increase in the operating partnership administrative expenses and a $16 decrease in the cost reimbursement to Ramco-Gershenson, Inc. The $16 decrease in the cost reimbursement to the Manager was due to increased leasing/development reimbursements, which are charged to, and capitalized by the Operating Partnership related to leasing/development activity, offset primarily by increased employee expenses due to additional headcount and the impact of annual salary and employee benefit increases. The increase of $118 in Operating Partnership administrative expenses was due to a higher annualized level of expenses for the three months ended March 31, 1997 as compared to the annualized expenses based on the three months ended March 31, 1996.

Interest expense increased 4.7%, or $132, to $2,970 as compared to $2,838 for the three months ended March 31, 1996, due to the impact of borrowings relative to the Jackson West Shopping Center and other improvements. At March 31, 1997 the Company's portion of mortgages attributable to properties 100% owned is $145,168, with a weighted average interest rate of 7.96%. Variable rate debt at March 31, 1997 which amounted to $46,050, with a weighted average interest rate of 7.3% accounted for approximately

31.7% of the Company's total debt. The loss from unconsolidated entities increased by 183.9%, or $57, to $88 for the three months ended March 31, 1997, as compared to $31 for the three months ended March 31, 1996.

Minority interest expense increased by 11.9% or $90, to $846 for the three months ended March 31, 1997 from $756 for the three months ended March 31, 1996. Minority interest expense represents the 27% share of income, for the three months ended March 31, 1997, of the operating partnership relative to the respective period, which is allocable to the Ramco Group. The minority interest expense for the three months ended March 31, 1996 reflected a 25% share of income as the Phar Mor portion of the Jackson earnout was not yet in place. In addition, the minority interest for the three months ended March 31, 1996 was computed before the impact of spin-off and other expenses on income before minority interest, which were considered to be 100% attributable to the Company's operations.

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

The following FFO are presented as if the Ramco Acquisition, the Taylor, Holcomb and Lakeland acquisitions and the spin-off of Atlantic Realty Trust had occurred on January 1, 1996.

The following table illustrates the calculation of FFO for the three months ended March 31, 1997, and 1996:

                                                                              Three Months Ended
                                                                                  March 31,
                                                                           -------------------------
                                                                           1997                 1996
                                                                           ----                 ----
                                                                          Actual              Proforma
 Net Income.................................................                $  2,344          $    611
   Add:  Depreciation and amortization......................                   1,808             1,678
   Add:  Minority interest in  partnership..................                     846               756
   Add:  Non-recurring spin-off and other expenses...........                                    1,658
                                                                            --------          --------
 Funds from operations......................................                $  4,998          $  4,703
                                                                            ========          ========

 Weighted average equivalent shares outstanding (1)..........                  9,780             9,501
                                                                            ========          ========

 Supplemental disclosure:
    Straight-line rental income..............................               $    527          $    352
                                                                            ========          ========

    Amortization of management contracts and covenants
      not to compete.........................................               $    124          $    124
                                                                            ========          ========

(1) Represents the weighted average total shares outstanding, assuming the redemption of all Operating Partnership Units for common shares.

CAPITAL EXPENDITURES

During the first quarter of 1997, the Company spent approximately $456 on revenue generating capital expenditures including tenant allowances, leasing commissions paid to third-party brokers, legal costs relative to lease documents, and capitalized leasing and construction costs. These types of costs generate a return through rents from tenants over the term of their leases. Revenue enhancing capital expenditures, including expansions, renovations or repositionings were approximately $3,428. Revenue neutral capital expenditures, such as roof and parking lot repairs which are anticipated to be recovered from tenants, amounted to approximately $60.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In March 1997, the FASB issued SFAS No. 128, "Earnings per Share." This statement establishes standards for computing and presenting earnings per share ("EPS") and applies to all entities with publicly-held common shares or potential common shares. This Statement replaces the presentation of primary EPS and fully diluted EPS with a presentation of basic EPS and diluted EPS, respectively. Basic EPS excludes dilution and is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period. Similar to fully diluted EPS, diluted EPS reflects the potential dilution of securities that could share in the earnings. This statement is not expected to have a material effect on the Company's reported EPS amounts. The Statement is effective for the Company's financial statements for the year ending December 31, 1997.

This Form 10-Q contains forward-looking statements with respect to the operation of certain of the Company's properties. Management of the Company believes the expectations reflected in the forward-looking statements made in this document are based on reasonable assumptions. Certain factors could occur that might cause actual results to vary. These include general economic conditions, the strength of key industries in the cities in which the Company's properties are located, the performance of the Company's tenants at the Company's properties and elsewhere, and other factors discussed in this report and the Company's reports filed with the Securities and Exchange Commission.

                         PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (2)     Exhibits
         27.1    Financial Data Schedule

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                                               RAMCO-GERSHENSON PROPERTIES TRUST

Date:    May 15, 1997                     By: /s/  Dennis E. Gershenson
                                              ---------------------------------
                                              Dennis E. Gershenson
                                              President and Trustee
                                              (Chief Executive Officer)

Date:    May 15, 1997                     By: /s/  Richard J. Smith
                                              ---------------------------------
                                              Richard J. Smith
                                              Chief Financial Officer
                                              (Principal Accounting Officer)

                                 EXHIBIT INDEX

Exhibit
  No.                         Description                    Page
-------                       -----------                    -----
27                              Financial Data Schedule