Form 10-Q
period 1997-06-30
RAMCO GERSHENSON PROPERTIES TRUST
filed 1997-08-13
CIK 842183

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549
                                   FORM 10-Q

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT --- OF 1934

For the quarterly period ended June 30, 1997
                                       OR
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF --- 1934

For the transition period from               to
                               -------------     -------------
Commission file number 1-10093

                       RAMCO-GERSHENSON PROPERTIES TRUST
                       ---------------------------------
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


                                  248-350-9900
                                  ------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
    ---     ---
Number of shares of beneficial interest ($.10 par value) of the Registrant outstanding as of June 30, 1997: 7,123,105.

                                     INDEX


Part I.  FINANCIAL INFORMATION                                                                     Page No.
         ---------------------                                                                     --------
Item 1.  Financial Statements
         Consolidated Balance Sheets - June 30, 1997 (unaudited) and December 31, 1996 ..............  3

         Consolidated Statements of Operations (unaudited) - Three Months Ended and Six Months Ended
            June 30, 1997 and 1996 ..................................................................  4

         Consolidated Statement of Shareholders' Equity (unaudited) - Six Months Ended
            June 30, 1997 ...........................................................................  5

         Consolidated Statements of Cash Flows (unaudited) - Six Months Ended
            June 30, 1997 and 1996 ..................................................................  6

         Notes to Consolidated Financial Statements (unaudited) .....................................  7

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations ...............................................................  12

Part II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders ........................................  19

Item 6.  Exhibits and Reports on Form 8-K ...........................................................  19
            The Company did not file any reports on Form 8-K for the quarter ended June 30, 1997.

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                       RAMCO-GERSHENSON PROPERTIES TRUST
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                          June 30,       December  31,
                                                                           1997             1996
                                                                        -----------     -------------
                                                                         (unaudited)
ASSETS
  Real estate, net (Note 2).............................................   $317,131        $307,752
  Accounts receivable, net..............................................      4,544           3,901
  Other assets, net (Note 3)............................................      4,338           2,389
  Equity investments in unconsolidated entities (Note 6)................      5,115           5,271
  Cash and cash equivalents.............................................      2,966           3,541
                                                                           --------        --------
    TOTAL...............................................................   $334,094        $322,854
                                                                           ========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
  Mortgages and notes payable (Note 4)..................................   $156,453        $143,410
  Distributions payable.................................................      4,070           4,108
  Accounts payable and accrued expenses.................................     11,106           9,712
  Due to related entities...............................................      1,200           1,053
                                                                           --------        --------
    TOTAL LIABILITIES...................................................    172,829         158,283

COMMITMENTS AND CONTINGENCIES (Note 8)..................................

MINORITY INTEREST.......................................................     42,789          44,706

SHAREHOLDERS' EQUITY....................................................    118,476         119,865
                                                                           --------        --------
  TOTAL.................................................................   $334,094        $322,854
                                                                           ========        ========

     See notes to consolidated financial statements.

                       RAMCO-GERSHENSON PROPERTIES TRUST
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (Unaudited)


                                                                      For The Three                  For The Six
                                                                      Months Ended                   Months Ended
                                                                         June 30,                      June 30,
                                                                    1997         1996 (*)        1997           1996 (*)
                                                                   -------       -------       --------         -------
REVENUES
  Minimum rents...............................................     $ 9,032        $5,790      $  17,916         $ 7,254
  Percentage rents............................................         416           250            782             646
  Recoveries from tenants.....................................       4,202         3,012          8,596           3,497
  Interest and other income...................................         281           625            456           2,541
                                                                   -------       -------      ---------         -------
    TOTAL REVENUES............................................      13,931         9,677         27,750          13,938
                                                                   -------       -------      ---------         -------
EXPENSES
  Real estate taxes...........................................       1,512           831          3,009           1,159
  Recoverable operating expenses..............................       2,635         2,197          5,474           2,599
  Depreciation and amortization...............................       1,892         1,207          3,693           1,464
  Other operating.............................................         287           234            543             234
  General and administrative..................................       1,297         1,313          2,475           2,395
  Interest expense............................................       3,142         1,740          6,112           1,740
  Spin-off and other expenses.................................           -         6,276              -           7,934
                                                                   -------       -------      ---------         -------
    TOTAL EXPENSES............................................      10,765        13,798         21,306          17,525
                                                                   -------       -------      ---------         -------
OPERATING INCOME (LOSS).......................................       3,166        (4,121)         6,444          (3,587)

LOSS FROM UNCONSOLIDATED ENTITIES (Note 6)....................          67            91            155              91
                                                                   -------       -------      ---------         -------
INCOME (LOSS) BEFORE MINORITY INTEREST........................       3,099        (4,212)         6,289          (3,678)

MINORITY INTEREST.............................................         848           481          1,694             481
                                                                   -------       -------      ---------         -------
NET INCOME (LOSS).............................................     $ 2,251       $(4,693)     $   4,595         $(4,159)
                                                                   =======       =======      =========         =======
NET INCOME (LOSS) PER SHARE...................................     $  0.32       $ (0.66)     $    0.65         $ (0.58)
                                                                   =======       =======      =========         =======
WEIGHTED AVERAGE SHARES OUTSTANDING...........................       7,123         7,123          7,123           7,123
                                                                   =======       =======      =========         =======

See notes to consolidated financial statements.

*The 1996 historical results consist of the operations of RPS Realty Trust prior to the Spin-off Transaction and the Ramco Acquisition which were effective on May 1, 1996.

                       RAMCO-GERSHENSON PROPERTIES TRUST
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (in thousands)
                                  (Unaudited)





                                                                Shares of
                                                            Beneficial Interest       Additional     Cumulative         Total
                                                            -------------------        Paid-In       Earnings/       Shareholders'
                                                            Number       Amount        Capital      Distributions      Equity
                                                            ------       ------        -------      -------------      ------
BALANCE AT DECEMBER 31, 1996..........................      7,123         $712        $149,872        ($30,719)       $119,865
Cash distributions declared ..........................                                                  (5,984)         (5,984)
Net income for the six months ended
  June 30, 1997.......................................                                                   4,595           4,595
                                                            -----         ----        --------        --------        --------
BALANCE AT JUNE 30, 1997..............................      7,123         $712        $149,872        ($32,108)       $118,476
                                                            =====         ====        ========        ========        ========

See notes to consolidated financial statements.

                       RAMCO-GERSHENSON PROPERTIES TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)

                                                                                   For The Six Months
                                                                                      Ended June 30,
                                                                                   -------------------
                                                                                     1997        1996*
                                                                                     ----        -----
CASH FLOWS FROM OPERATING ACTIVITIES
  NET INCOME (LOSS)..................................................               $ 4,595    $(4,159)
  Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
  Provisions for possible loan losses................................                              129
  Write-off of deferred acquisition expenses.........................                            2,154
  Loss on disposal of REMIC's........................................                               91
  Depreciation and Amortization......................................                 3,693      1,464
  Loss from unconsolidated entities..................................                   155         91
  Minority Interest..................................................                 1,694        481
  Changes in assets and liabilities that provided (used) cash:
    Interest and accounts receivable.................................                  (643)     5,000
    Other assets.....................................................                (2,127)      (966)
    Accounts payable and accrued expenses............................                 1,394      2,770
                                                                                   --------   --------
  Total adjustments..................................................                 4,166     11,214
                                                                                   --------   --------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES..........................                 8,761      7,055
                                                                                   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Satisfaction of Mortgage Loans Receivable..........................                           (3,417)
  Amortization of REMIC's............................................                            1,100
  Proceeds from REMIC's..............................................                           56,908
  Real estate acquired...............................................               (12,894)    (1,574)
                                                                                   --------   --------
CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES................               (12,894)    53,017
                                                                                   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Cash distributions to shareholders.................................                (5,984)    (4,559)
  Cash distribution to operating partnership unit holders............                (2,232)
  Purchase of operating partnership units............................                (1,416)
  Principal repayments on debt.......................................                  (926)   (70,050)
  Net advances from affiliated entities..............................                   147     (3,812)
  Borrowings on notes payable - net..................................                13,969      9,906
                                                                                   --------   --------
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES................                 3,558    (68,515)
                                                                                   --------   --------
NET (DECREASE) IN CASH AND EQUIVALENTS...............................                  (575)    (8,443)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.......................                 3,541     11,467
                                                                                   --------   --------
CASH AND CASH EQUIVALENTS, END OF PERIOD.............................               $ 2,966   $  3,024
                                                                                   ========   ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION - CASH
  PAID FOR INTEREST DURING THE PERIOD................................               $ 5,608   $  1,106
                                                                                   ========   ========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
  Accrued distributions payable......................................               $ 4,070    $ 2,738
                                                                                   ========   ========

See notes to consolidated financial statements.

*The 1996 historical results consist of the operations of RPS Realty
Trust prior to the Spin-off Transaction and the Ramco Acquisition which were effective on May 1, 1996.

                       RAMCO-GERSHENSON PROPERTIES TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in Thousands, except per Unit amounts)
                                  (Unaudited)

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

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS - In February 1997, the FASB issued SFAS No. 128, "Earnings per Share." This statement establishes standards for computing and presenting earnings per share ("EPS") and applies to all entities with publicly-held common shares or potential common shares. This Statement replaces the presentation of primary EPS and fully diluted EPS with a presentation of basic EPS and diluted EPS, respectively. Basic EPS excludes dilution and is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period. Similar to fully diluted EPS, diluted EPS reflects the potential dilution of securities that could share in the earnings. This statement is not expected to have a material effect on the Company's reported EPS amounts. The Statement is effective for the Company's financial statements for the year ending December 31, 1997.

MINORITY INTEREST - Minority Interest represents the Ramco Group's interest as a limited partner in the Operating Partnership. Such interest is held in the form of Operating Partnership Units ("Units") which are exchangeable on an equivalent basis with the beneficial shares of the Company. During the three month period ended June 30, 1997, the Operating Partnership redeemed 88,530 Operating Partnership Units at $16.00 per Unit. This redemption reduced the minority interest from approximately 27% to 26.5%.

ACQUISITIONS - On May 28, 1997, the Company acquired the Madison Center, ("Madison Acquisition") a 186,094 square foot shopping center in Madison Heights, Michigan. The center was acquired for approximately $7,400. The acquisition has been accounted for using the purchase method of accounting. The purchase price was allocated to the assets acquired based upon their estimated fair market value.

RECLASSIFICATIONS - Certain reclassifications have been made to the 1996 financial statements in order to conform with the 1997 presentation.

2.  REAL ESTATE

The Company's real estate at June 30, 1997, and December 31, 1996, consists of the following:


                                          June 30, 1997    December 31, 1996
Land                                       $ 42,798            $ 42,051
Buildings and Improvements                  283,687             271,174
Construction-in-progress                      1,263               1,629
                                           --------            --------
  Sub Total                                 327,748             314,854
Less: Accumulated Depreciation              (10,617)             (7,102)
                                           --------            --------
Total Investment in Real Estate - net      $317,131            $307,752
                                           ========            ========

3.  OTHER ASSETS

Other assets at June 30, 1997, and December 31, 1996, are as follows:


                                        June 30, 1997         December 31, 1996
Leasing costs                                  $2,736               $1,868
Deferred financing costs                          526                  471
Proposed development costs                        666                  205
Deferred tenant revenue                           611                    -
Other                                             286                   77
                                               ------               ------
 Sub Total                                      4,825                2,621
Less: Accumulated Amortization                   (487)                (232)
                                               ------               ------
Total Other Assets - net                       $4,338               $2,389
                                               ======               ======

4.  MORTGAGES AND NOTES PAYABLE

Mortgages and notes payable at June 30, 1997, consist of the following:


Fixed rate mortgages with interest rates ranging
 from 7.8% to 8.75% due at various dates through 2006                    $ 98,653

Floating rate mortgage at 75% of the rate of
 long-term Capital A rated utility bonds due January 1, 2010 plus supplemental interest to equal LIBOR plus 200 basis points (7.02% at
 June 30, 1997)                                                             7,000

Credit Facility, with borrowings at either LIBOR plus 175 basis points, or the bank's base rate (8.5% at June 30, 1997), due May 1999,
 maximum borrowings of $56,000                                             50,800
                                                                         --------
                                                                         $156,453
                                                                         ========

The mortgage notes are secured by mortgages on properties that have an approximate net book value of $138,361 as of June 30, 1997. The Credit Facility is secured by mortgages on various properties that have an approximate net book value of $115,989 as of June 30, 1997.

During May and June, 1997, the Company modified its $50,000 credit facility to provide for an increase in the borrowings available under the credit facility to $75,000. As of June 30,1997, $56,000 of the credit facility was available for borrowing, of which $50,800 was outstanding. The remaining $19,000 commitment was subject to one or more banks acquiring the remaining available commitment. In July 1997, two additional banks entered the bank group and the $75,000 credit facility was closed.

The Credit Facility contains financial covenants relating to debt to market capitalization, minimum operating coverage ratios, and a minimum equity value. As of June 30, 1997 the Company was in compliance with the covenant terms.

The following table presents scheduled principal payments on mortgages and notes payable as of June 30, 1997:


Year ended December 31,
  1997 (July 1 - December 31)          $    948
  1998                                    3,799
  1999                                   52,826
  2000                                    2,130
  2001                                    2,243
  Thereafter                             94,507
                                       --------
  Total                                $156,453
                                       ========

5. LEASES

The Company is engaged in the operation of shopping center and retail properties and leases space to tenants and certain anchors pursuant to lease agreements. The lease agreements provide for initial terms ranging from 3 to 30 years and, in some cases, for annual rentals which are subject to upward adjustment based on operating expense levels and sales volume.

Approximate future minimum rentals under noncancelable operating leases in effect at June 30, 1997, assuming no new or renegotiated leases nor option extensions on lease agreements, are as follows:


Year ended December 31,
  1997 (July 1 - December 31)             $ 17,266
  1998                                      31,709
  1999                                      28,649
  2000                                      25,230
  2001                                      22,449
  Thereafter                               172,953
                                          --------
  Total                                   $298,256
                                          ========

6.  UNCONSOLIDATED ENTITIES
Condensed financial statement information of Ramco, Kentwood and Southfield Plaza Expansion as of June 30, 1997 and for the six months ended June 30, 1997 is presented as follows:

                                                                                                       Southfield
                                                                       Ramco         Kentwood             Plaza             Total
                                                                       -----         --------              ----              ----
ASSETS
  Net Real Estate Assets........................................                    $   1,912          $    570         $     2,482
  Other Assets..................................................      $ 4,728             568                90               5,386
                                                                      -------       ---------          --------         -----------
    Total Assets................................................      $ 4,728       $   2,480          $    660         $     7,868
                                                                      =======       =========          ========         ===========

LIABILITIES
  Mortgage Notes Payable........................................                    $  11,001          $  1,613         $    12,614
  Other Liabilities.............................................      $ 1,195             249                41               1,485
                                                                      -------       ---------          --------         -----------
    Total Liabilities...........................................        1,195          11,250             1,654              14,099
                                                                      -------       ---------          --------         -----------

OWNERS' EQUITY (DEFICIT)........................................        3,533          (8,770)             (994)             (6,231)
                                                                      -------       ---------          --------         -----------
  Total Liabilities and Owners' Equity (Deficit)................      $ 4,728       $   2,480          $    660         $     7,868
                                                                      =======       =========          ========         ===========

Company's Equity Investments in Unconsolidated Entities.........      $ 3,700       $     884          $    531         $     5,115
                                                                      =======       =========          ========         ===========

REVENUES
  Management Fees...............................................      $   514                                           $       514
  Leasing and Development Fees..................................          127                                                   127
  Property Revenues.............................................                    $   1,080          $    124               1,204
  Other Revenues................................................          312                                                   312
  Leasing/Development Cost Reimbursements.......................          595               -                 -                 595
                                                                      -------       ---------          --------         -----------
    Total Revenues..............................................        1,548           1,080               124               2,752
                                                                      -------       ---------          --------         -----------

EXPENSES
  Employee Expenses.............................................        1,998                                                 1,998
  Office and Other Expenses.....................................          618                                                   618
  Property Expenses.............................................                          897                97                 994
  Depreciation and Amortization.................................          123               -                 -                 123
                                                                      -------       ---------          --------         -----------
    Total Expenses..............................................        2,739             897                97               3,733
                                                                      -------       ---------          --------         -----------
Excess Revenues Over Expenses...................................       (1,191)            183                27                (981)
Cost Reimbursement From Operating Partnership...................        1,191               -                 -               1,191
                                                                      -------       ---------          --------         -----------
Income..........................................................      $     0       $     183          $     27         $       210
                                                                      =======       =========          ========         ===========
Company's Share of Income.......................................      $     0       $      92          $     13         $       105
                                                                      =======       =========          ========         ===========

The Company's share of the unconsolidated entities' income of $105 for the six months ended June 30, 1997 was reduced by $260 which represents depreciation and amortization adjustments arising from the Company's net basis adjustments in the unconsolidated entities' assets. These adjustments result in a net loss of $155 from unconsolidated entities.

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


                                                       Three Months Ended                 Six Months Ended
                                                            June 30,                          June 30,
                                                 -----------------------------------------------------------------
                                                      1997             1996            1997             1996
                                                      ----             ----            ----             ----
                                                     Actual         Pro forma         Actual         Pro forma
REVENUES
 Minimum rents.............................        $ 9,032        $ 8,616          $17,916          $17,112
 Percentage rent...........................            416            275              782              527
 Recoveries from tenants...................          4,202          4,266            8,596            8,551
 Interest and other income.................            281            141              456              228
                                                 ---------       --------        ---------        ---------
 TOTAL REVENUES............................         13,931         13,298           27,750           26,418

EXPENSES
 Real estate taxes.........................          1,512          1,416            3,009            2,868
 Recoverable operating expenses............          2,635          2,801            5,474            5,585
 Depreciation and amortization.............          1,892          1,678            3,693            3,356
 Other operating...........................            287            263              543              494
 General and administrative................          1,297          1,117            2,475            2,198
 Interest expense..........................          3,142          2,837            6,112            5,675
 Spin-off and other expenses...............                         6,276                             7,934
                                                 ---------       --------        ---------        ---------
 TOTAL EXPENSES............................         10,765         16,388           21,306           28,110
                                                 ---------       --------        ---------        ---------
OPERATING INCOME (LOSS)....................          3,166         (3,090)           6,444           (1,692)

LOSS FROM UNCONSOLIDATED ENTITIES..........             67            159              155              190
                                                 ---------       --------        ---------        ---------
INCOME (LOSS) BEFORE MINORITY INTEREST               3,099         (3,249)           6,289           (1,882)

MINORITY INTEREST..........................            848            798            1,694            1,554
                                                 ---------       --------        ---------        ---------
NET INCOME (LOSS)..........................        $ 2,251        $(4,047)         $ 4,595          $(3,436)
                                                 =========       ========        =========        =========
EARNINGS (LOSS) PER SHARE..................        $  0.32        $ (0.57)         $  0.65          $ (0.48)
                                                 =========       ========        =========        =========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING.................          7,123          7,123            7,123            7,123
                                                 =========       ========        =========        =========

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

During the third quarter of 1994, the Company held more than 25% of the value of its gross assets in overnight Treasury Bill reverse repurchase transactions, which the United States Internal Revenue Service (the "IRS") may view as non-qualifying assets for the purpose of satisfying an asset qualification test applicable to REIT's, based on a Revenue Ruling published in 1977 (the "Asset Issue"). The Company has requested that the IRS enter into a closing agreement with the Company so that the Asset Issue will not impact the Company's status as a REIT. The IRS has deferred any action relating to the Asset Issue pending further examination of the Company's 1991-1994 tax returns. Based on developments in the law which occurred since 1977, the Company's legal counsel has rendered an opinion that the Company's investment in Treasury Bill reverse repurchase obligations would not adversely affect its REIT status. However, such opinion is not binding upon the IRS. In connection with the spin-off of Atlantic, Atlantic has assumed all tax liability arising out of the Asset Issue and the IRS audit of the Company's 1991-1994 tax returns. In connection with the assumption of such potential liabilities, Atlantic and the Company have entered into a tax agreement which provides that the Company (under the direction of its Continuing Trustees), and not Atlantic, will control, conduct and effect the settlement of any tax claims against the Company relating to the Asset Issue. Accordingly, Atlantic will not have any control as to the timing of the resolution or disposition of any such claims. No assurance can be given that the resolution or disposition of any such claim will be on terms or conditions favorable to the Company. The Company and Atlantic also received an opinion from legal counsel that, to the extent there is a deficiency in the Company's taxable income arising out of the IRS examination and provided the Company makes a deficiency dividend (i.e., declares and pays a distribution which is permitted to relate back to the year for which each deficiency was determined to satisfy the requirement that the REIT distribute 95 percent of its taxable income), the classification of the Company as a REIT for the taxable years under examination would not be affected. If notwithstanding the above-described opinions of legal counsel, the IRS successfully challenged the status of the Company as a REIT, its status could be adversely affected.

9.    STOCK OPTION PLANS
          On June 10, 1997, the Company's shareholders approved the establishment of the Ramco-Gershenson Properties Trust 1997 Non-Employee Trustee Stock Option Plan (the "Plan"). Under the Plan, 100,000 shares are reserved for issuance pursuant to options to be granted to the Trustees of the Company who are not officers or employees of the Company.

          The purpose of the Plan is to provide Trustees of the Company with an increased incentive to make contributions to the long term performance and growth of the Company, to join the interests of the Trustees with the interests of the Company's shareholders, and to facilitate attracting qualified independent trustees. Options granted under the Plan allow for the purchase of shares of the Company at the fair market value of the shares at the date of grant. Options granted under the Plan vest and become exercisable in equal installments on each of the first two anniversaries of the date of grant and expire ten years after the date of grant. As of June 30, 1997 there were 14,000 options granted pursuant to the Plan.

10.   SUBSEQUENT EVENTS

On July 30, 1997, the Company acquired Pelican Plaza, ("Pelican Acquisition") a 106,141 square foot community shopping center/office development in Sarasota, Florida. The center was acquired for approximately $7,200.

In July 1997, the Company executed an interest rate protection agreement to limit the Company's exposure to increases in interest rates on floating rate debt. The notional amount of the agreement was $75,000. The agreement caps the Company's interest rate on $75,000 of floating rate debt to 8.50%, through May 1, 1999, with a floor of 7.25%.

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

CAPITAL RESOURCES AND LIQUIDITY
The Company's mortgage debt consists of debt on certain shopping centers as well as on two properties in which the Operating Partnership owns an interest and are accounted for on the equity method of accounting. At June 30, 1997 the Company's portion of mortgages attributable to properties 100% owned is $156,453, with a weighted average interest rate of 8.29% and its pro rata share of non-recourse mortgage debt on unconsolidated properties (accounted for on the equity method) was $6,307 with a weighted average interest rate of 9.14%.

The mortgage debt consists of six loans secured by various properties, two loans secured by the unconsolidated properties, and the Credit Facility which is secured by various properties. Five of the mortgage loans amounting to $98,653 have maturities ranging from 1998 to 2006, monthly payments which include regularly scheduled amortization, and have fixed interest rates ranging between 7.8% to 8.75%. One of the mortgage loans, evidenced by tax free bonds, amounting to $7,000 secured by Oak Brook Square Shopping Center is non-amortizing, matures in 2010, and carries a floating interest rate equal to 75% of the new issue long-term Capital A rated utility bonds, plus interest to the lender sufficient to cause the lender's overall yield on its investment in the bonds to be equal to 200 basis points over their applicable LIBOR rate, (7.02% at June 30, 1997).

During May and June, 1997, the Company modified its $50,000 credit facility to provide for an increase in the borrowings available under the credit facility to $75,000. As of June 30, 1997, $56,000 of the credit facility was available for borrowing, of which $50,800 was outstanding. The remaining $19,000 commitment was subject to one or more banks acquiring the remaining available commitment. In July 1997, two additional banks entered the bank group and the full $75,000 credit facility was closed. The Credit Facility, bears interest at 175 basis points over LIBOR, or the bank's base rate (8.5% at June 30,1997), and matures on May 6, 1999. The Credit Facility is secured by mortgages on various properties and contains financial covenants relating to debt-to-market capitalization, minimum operating coverage ratios and a minimum equity value.

The Company used proceeds from borrowings under the Credit Facility to pay for the acquisition of Madison Center and for other capital expenditures. During May 1997, the Company acquired the Madison Center, in Madison Heights, Michigan, an approximately 186,000 square foot community shopping center, for approximately $7,400.

The Company's current capital structure includes property specific mortgages, the Credit Facility, shares of beneficial interest and a minority interest in the Operating Partnership. At March 31, 1997 the minority interest represented the approximately 27% ownership in the Operating Partnership held by the Ramco Group. On April 1, 1997, the Operating Partnership redeemed 88,530 Units at $16.00 per Unit. The redemption reduced the minority interest from approximately 27% to approximately 26.5%. Currently, the minority interest in the Operating Partnership represents 26.5% ownership of units of interest in the Operating Partnership ("Units") held by the Ramco Group which may, under certain conditions, be exchanged for approximately 2,568,143 shares of beneficial interest.

The Units owned by the Ramco Group are subject to lock-up agreements which provide that the Units cannot be transferred, except under certain conditions, for a period of one year after the closing of the Ramco Acquisition for those Units owned by holders other than the Ramco Principals, and for a period of 30 months after the closing of the Ramco Acquisition for those Units owned by the Ramco Principals. In addition, the Units issued to the Ramco Group will be exchangeable for shares of the Company on a one-for-one basis. The Company, as sole general partner of the Operating Partnership, will have the option to exchange such Units for cash based on the current trading price of the Shares. Assuming the exchange of all limited partnership interests in the Operating Partnership, there would be outstanding approximately 9,691,248 shares of beneficial interest with a market value of approximately $170,808 at June 30, 1997 (based on the closing price of $17.625 per share on June 30, 1997).

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

Variable rate debt accounted for $57,800 of outstanding debt with a weighted average interest rate of 8.32% at June 30, 1997. Variable rate debt accounted for approximately 36.9% of the Company's total debt and 17.7% of its total market capitalization (debt plus market value equity).

In July 1997, the Company executed an interest rate protection agreement to limit the Company's exposure to increases in interest rates on floating rate debt. The notional amount of the agreement was $75,000. The agreement caps the Company's interest rate on $75,000 of floating rate debt to 8.50%, through May 1, 1999, with a floor of 7.25%.

In July 1997, the Company used proceeds from borrowings under the Credit Facility to pay for the acquisition of Pelican Plaza. Pelican Plaza, a 106,141 square foot community shopping center/office development in Sarasota, Florida, was purchased for approximately $7,200.

Based on the debt and the market value of equity described above, the Company's debt to total market capitalization ratio was 47.8% at June 30, 1997.

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

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1997 TO SIX MONTHS ENDED JUNE 30, 1996.

Total revenues for the six months ended June 30, 1997 increased by 99.1%, or $13,812, to $27,750 as compared to $13,938 for the six months ended June 30, 1996. The increase was a result of a $10,662 increase in minimum rents, a $136 increase in percentage rents, a $5,099 increase in recoveries from tenants and a $2,085 decrease in interest and other income.

Minimum rents increased 147.0%, or $10,662, to $17,916 for the six months ended June 30, 1997 as compared to $7,254 for the six months ended June 30, 1996. Recoveries from tenants increased 145.8%, or $5,099, to $8,596 as compared to $3,497 for the six months ended June 30, 1996. These increases are primarily attributable to the acquisition of the Ramco properties effective May 1, 1996, and the acquisitions of the Taylor, Lakeland, Holcomb, and Madison shopping centers effective August 14, 1996, November 22, 1996, December 13, 1996, and May 28, 1997, respectively. The operating results for the six months ended June 30, 1997 included the impact of the acquisition of the Ramco properties and the other shopping centers for the full six months in 1997, except for Madison, while the results for the six months ended June 30, 1996 include the results of the Ramco properties for only two months and do not include any impact for any of the subsequent acquisitions. In addition, two properties which were part of the Company's portfolio during the six months ended June 30, 1996 were spun-off to Atlantic Realty Trust effective May 1, 1996.

Interest and other income decreased 82.1%, or $2,085, to $456 as compared to $2,541 for the six months ended June 30, 1996 due primarily to the spin-off of the Company's mortgage loan portfolio to Atlantic Realty Trust effective May 1, 1996.

Total expenses for the six months ended June 30, 1997 increased by 21.6%, or $3,781, to $21,306 as compared to $17,525 for the six months ended June 30, 1996. The increase was due to a $4,725 increase in total recoverable expenses, including real estate taxes and recoverable operating expenses, a $2,229 increase in depreciation and amortization, a $309 increase in other operating expenses, a $80 increase in general and administrative expenses, a $4,372 increase in interest expense offset by $7,934 decrease in spin-off and other expenses.

Total recoverable expenses, including real estate taxes and recoverable operating expenses, increased by 125.7%, or $4,725, to $8,483 as compared to $3,758 for the six months ended June 30, 1996, depreciation and amortization increased by 152.3%, or $2,229, to $3,693 as compared to $1,464 for the six months ended June 30, 1996, and other operating expenses for the six months ended June 30, 1997 were $543 as compared to $234 for the six months ended June 30, 1996. General and administrative expenses increased 3.3%, or $80, to $2,475 as compared to $2,395 for the six months ended June 30, 1996. The increase in recoverable expenses of $4,725 and depreciation and amortization of $2,229, are due to the acquisition of the Ramco properties and the other property acquisitions, offset in part by the decrease related to the May 1, 1996 spin-off of two former RPS properties.

Interest expense for the six months ended June 30, 1997 was $6,112 compared to $1,740 for the six months ended June 30, 1996 due to the effect of the debt assumed in connection with the Ramco acquisition effective May 1, 1996, and additional borrowings for subsequent acquisitions and development cost reimbursements.

For the six months ended June 30, 1996, the Company incurred $7,934 of spin-off and other expenses for which there were no corresponding expenses for the six months ended June 30, 1997.

The loss from unconsolidated entities of $155 for the six months ended June 30, 1997 as compared to $91 for the six months ended June 30, 1996 is due to the impact of the Ramco acquisition on May 1, 1996.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1997 TO THREE MONTHS ENDED JUNE 30, 1996.

Total revenues for the three months ended June 30, 1997 increased by 44%, or $4,254, to $13,931 as compared to $9,677 for the three months ended June 30, 1996. The increase was a result of a $3,242 increase in minimum rents, a $166 increase in percentage rents, a $1,190 increase in recoveries from tenants and a $344 decrease in interest and other income.

Minimum rents increased 56.0%, or $3,242, to $9,032 for the three months ended June 30, 1997 as compared to $5,790 for the three months ended June 30, 1996. Recoveries from tenants increased 39.5%, or $1,190, to $4,202 as compared to $3,012 for the three months ended June 30, 1996. These increases are primarily attributable to the acquisition of the Ramco properties effective May 1, 1996, and the acquisitions of the Taylor, Lakeland, Holcomb, and Madison shopping centers effective August 14, 1996, November 22, 1996, December 13, 1996, and May 28, 1997, respectively. The operating results for the three months ended June 30, 1997 included the impact of the acquisition of the Ramco properties and the other shopping centers for the full three months in 1997, except for Madison, while the results for the three months ended June 30, 1996 include the results of the Ramco properties for only two months and do not include any impact for any of the subsequent acquisitions. In addition, two properties which were part of the Company's portfolio during the three months ended June 30, 1996 were spun-off to Atlantic Realty Trust effective May 1, 1996.

Interest and other income decreased 55.0%, or $344, to $281 as compared to $625 for the three months ended June 30, 1996 due primarily to the spin-off of the Company's mortgage loan portfolio to Atlantic Realty Trust effective May 1, 1996.

Total expenses for the three months ended June 30, 1997 decreased by 22.0%, or $3,033, to $10,765 as compared to $13,798 for the three months ended June 30, 1996. The increase was due to a $1,119 increase in total recoverable expenses, including real estate taxes and recoverable operating expenses, a $685 increase in depreciation and amortization, a $53 increase in other operating expenses, a $16 decrease in general and administrative expenses, a $1,402 increase in interest expense and a $6,276 decrease in spin-off and other expenses.

Total recoverable expenses, including real estate taxes and recoverable operating expenses, increased by 37.0%, or $1,119, to $4,147 as compared to $3,028 for the three months ended June 30, 1996, depreciation and amortization increased by 56.8%, or $685, to $1,892 as compared to $1,207 for the three months ended June 30, 1996, and other operating expenses for the three months ended June 30, 1997 increased by 22.7%, or $53, to $287 as compared to $234 for the three months ended June 30, 1996. General and administrative expenses decreased 1.2 %, or $16, to $1,297 as compared to $1,313 for the three months ended June 30, 1996. The increase in recoverable expenses of $1,119 and depreciation and amortization of $685, are primarily due to the acquisition of the Ramco properties and the other property acquisitions.

Interest expense for the three months ended June 30, 1997 was $3,142 compared to $1,740 for the three months ended June 30, 1996 due to the effect of the debt assumed in connection with the Ramco Acquisition effective May 1, 1996 and additional borrowings for subsequent acquisitions and development cost reimbursements.

For the three months ended June 30, 1996, the Company incurred $6,276 of spin-off and other expenses for which there were no corresponding expenses for the three months ended June 30, 1997.

The loss from unconsolidated entities of $67 for the three months ended June 30, 1997 as compared to $91 for the three months ended June 30, 1996 is due to the impact of the Ramco Acquisition on May 1, 1996.

COMPARISON OF ACTUAL SIX MONTHS ENDED JUNE 30, 1997 TO PRO FORMA SIX MONTHS ENDED JUNE 30, 1996.

Total revenues for the six months ended June 30, 1997 increased by 5.0% , or $1,332, to $27,750 as compared to $26,418 for the six months ended June 30, 1996. The increase was a result of a $804 increase in minimum rents, a $255 increase in percentage rents, a $45 increase in recoveries from tenants and a $228 increase in interest and other income, for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996.

Minimum rents increased 4.7%, or $804, to $17,916 for the six months ended June 30, 1997 as compared to $17,112 for the six months ended June 30, 1996. This increase was primarily due to the opening of the Jackson West Shopping Center in June 1996, and the impact of new anchor tenants at the Jackson Crossing Shopping Center, Tel-Twelve Mall and Eastridge Commons. Percentage rents increased 48.4%, or $255, to $782 as compared to $527 for the six months ended June 30, 1996. Recoveries from tenants increased .5%, or $45, to $8,596 as compared to $8,551 for the six months ended June 30, 1996. The increase was due to corresponding increases in recoverable operating and real estate tax expense. The Company's overall recovery ratio for 1997 and 1996 remained relatively consistent at 101.3% and 101.1%, respectively. Interest and other income increased 100%, or $228, to $456, as compared to $228 for the six months ended June 30, 1996. Approximately $183 of the increase was attributable to non-recurring tenant lease obligations.

Total expenses for the six months ended June 30, 1997, decreased 24.2%, or $6,804, to $21,306 as compared to $28,110 for the six months ended June 30, 1996. The decrease was due to a $7,934 decrease in spin-off and other expenses, offset by a $30 increase in total recoverable expenses, including real estate taxes and recoverable operating expenses, a $337 increase in depreciation and amortization, a $49 increase in other operating expenses, a $277 increase in general and administrative expenses, and a $437 increase in interest expense.

For the six months ended June 30, 1996 the Company incurred $7,934 of spin-off and other expenses related to the spin-off of Atlantic for which there were no corresponding costs in 1997.

Recoverable expenses, including real estate taxes and recoverable operating expenses, increased .4%, or $30, to $8,483 as compared to $8,453 for the six months ended June 30, 1996 due primarily to expenses related to the Jackson West Shopping Center which opened in June 1996. The increase was offset primarily by an increase in recoveries from tenants.

Depreciation and amortization increased 10.0%, or $337 to $3,693 as compared to $3,356 for the six months ended June 30, 1996 due to the Jackson West Shopping Center opening in June 1996, the Madison acquisition, and the impact of the various other revenue producing and capital improvement expenditures.

General and administrative expenses increased 12.6%, or $277, to $2,475 as compared to $2,198 for the six months ended June 30, 1996. The Company's level of general and administrative expenses is impacted by several factors, including the cost reimbursement relationship between the Operating Partnership and Ramco-Gershenson, Inc. (the "Manager"), the capitalization of costs relative to leasing and development at the centers owned by the Operating Partnership and the cost of the Company's administrative activities. The Manager also provides third party management, leasing, brokerage and development services to entities not controlled by the Company. These third party leasing and development fees earned under management contracts are not necessarily earned consistently over time since these fees are based on measurements related to specific transactions and are dependent on the availability of space to lease or develop at the centers. The operating expenses of the Manager include employee expenses, such as salaries and benefits, and office and other expenses. Some of these costs are fixed in nature. The net cost reimbursement to be charged as general and administrative expense to the Operating
Partnership is dependent on the ability of the Manager to continue to charge leasing, brokerage and development fees to third party entities, while continuing to generate third party management business. It is also dependent on the Manager's ability to control expenses, the majority of which are employee related expenses. Some of the expenses of the Manager, those which are directly attributable to revenues to be earned in the future, are charged to the Operating Partnership and capitalized in order to be amortized over the related revenue. The Company's administrative expenses include officers' salaries and benefits, trustee fees, directors' and officers' liability insurance, transfer agent and shareholders' relations expenses, and professional fees including legal, audit and tax.

Following is a breakdown of the general and administrative expenses shown in the financial statements:

                                                                         Three Months Ended             Six Months Ended
                                                                              June 30,                      June 30,
                                                                        1997          1996            1997          1996
                                                                       ------       ---------        ------       ---------
                                                                       Actual       Pro forma        Actual       Pro forma
MANAGER
  Management Fees.............................................         $  249         $  242         $  514         $  515
  Leasing, Brokerage and Development Fees.....................            130             71            127             74
  Other Revenues..............................................            216             75            312            150
  Leasing/Development Cost Reimbursements.....................            223            182            595            305
                                                                       ------         ------         ------         ------
    Total Revenues............................................            818            570          1,548          1,044
                                                                       ------         ------         ------         ------
  Employee Expenses...........................................          1,056            846          1,998          1,655
  Office and Other Expenses...................................            344            246            618            463
  Depreciation and Amortization...............................             63              8            123             17
                                                                       ------         ------         ------         ------
    Total Expenses............................................          1,463          1,100          2,739          2,135
                                                                       ------         ------         ------         ------
  Operating Partnership
   Cost Reimbursement Expenses................................            645            530          1,191          1,091
                                                                       ------         ------         ------         ------
OPERATING PARTNERSHIP ADMINISTRATIVE EXPENSES.................            520            508          1,080            949
                                                                       ------         ------         ------         ------
SHOPPING CENTER LEVEL GENERAL AND
  ADMINISTRATIVE EXPENSES.....................................            132             79            204            158
                                                                       ------         ------         ------         ------
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES.....................         $1,297         $1,117         $2,475         $2,198
                                                                       ======         ======         ======         ======

The increase of $277 in general and administrative expenses for the six months ended June 30, 1997 as compared to the pro forma six months ended June 30, 1996 was primarily due to a $131 increase in the operating partnership administrative expenses and a $100 increase in the cost reimbursement to Ramco-Gershenson, Inc. The $100 increase in the cost reimbursement to the Manager was due to increased employee expenses due to additional headcount and the impact of annual salary and employee benefit increases. The increase of $131 in Operating Partnership administrative expenses was due to a higher annualized level of expenses for the six months ended June 30, 1997 as compared to the annualized expenses based on the six months ended June 30, 1996.

Interest expense increased 7.7%, or $437, to $6,112 as compared to $5,675 for the six months ended June 30, 1996, due to the impact of borrowings relative to the Jackson West Shopping Center and other improvements. At June 30, 1997 the Company's portion of mortgages attributable to properties 100% owned is $156,453, with a weighted average interest rate of 8.29%. Variable rate debt at June 30, 1997 which amounted to $57,800, with a weighted average interest rate of 8.32% accounted for approximately 36.9% of the Company's total debt. The loss from unconsolidated entities decreased by 18.4%, or $35, to $155 for the six months ended June 30, 1997, as compared to $190 for the six months ended June 30, 1996.

COMPARISON OF ACTUAL THREE MONTHS ENDED JUNE 30, 1997 TO PRO FORMA THREE MONTHS ENDED JUNE 30, 1996.

Total revenues for the three months ended June 30, 1997 increased by 4.8% or $633 to $13,931 as compared to $13,298 for the three months ended June 30, 1996. The increase was a result of a $416 increase in minimum rents, a $141 increase in percentage rents, a $64 decrease in recoveries from tenants, and a $140 increase in interest and other income for the three months ended
June 30, 1997 as compared to the three months ended June 30, 1996.

Minimum rents increased 4.8% or $416 to $9,032 for the three months ended June 30, 1997 as compared to $8,616 for the three months ended June 30, 1996. This increase was primarily due to the opening of the Jackson West Shopping Center in June 1996 and the impact of new anchor tenants at Eastridge Commons, Troy Towne Center, Tel-Twelve Mall, and Jackson Crossing. Percentage rents increased 51.3% or $141 to $416 as compared to $275 for the three months ended June 30, 1996. Recoveries from tenants decreased 1.5% or $64 to $4,202 from $4,266 for the three months ended June 30, 1996. The decrease was due to corresponding decreases in recoverable operating and real estate tax expense. The Company's overall recovery ratio remained relatively consistent at 101.3% and 101.2%, respectively. Interest and other income increased 99.3% or $140 to $281 from $141 for the three months ended June 30, 1997. The increase was primarily due to non-recurring tenant lease obligations.

Total expenses for the three months ended June 30, 1997 decreased 34.3% or $5,623 to $10,765 from $16,388 for the three months ended June 30, 1996. The decrease was due to a $6,276 decrease in spin-off and other expenses and a $70 decrease in total recoverable expenses, including recoverable operating and real estate tax expense, offset by a $214 increase in depreciation and amortization, $24 increase in other operating, a $180 increase in general and administrative expenses, and a $305 increase in interest expense.

For the three months ended June 30, 1996 the Company incurred $6,276 of spin-off and other expenses related to the spin-off of Atlantic for which there were no corresponding costs in 1997.

Recoverable expenses, including recoverable operating and real estate tax expense, decreased 1.7% or $70 to $4,147 from $4,217 for the three months ended June 30, 1996. The decrease was offset by a decrease in recoveries from tenants.

Depreciation and amortization increased 12.7% or $214 to $1,892 compared to $1,678 for the three months ended June 30, 1996. The increase was primarily due to the Jackson West Shopping Center opening in June 1996, the Madison acquisition, and the impact of the various other revenue generating and capital improvement expenditures.

General and administrative expenses increased 16.1% or $180 to $1,297 from $1,117 for the three months ended June 30, 1996. The increase was primarily due to a $115 increase in the cost reimbursement to Ramco-Gershenson, Inc. and a $53 increase in shopping center property level general and administrative expenses. The $115 increase in the cost reimbursement was due to increased employee expenses due to additional headcount and the impact of annual salary and employee benefit increases. The increase of $53 at the shopping center property level was due to a higher annualized level of expenses for the three months ended June 30, 1997 as compared to the annualized expenses based on the three months ended June 30, 1996.

Interest expense increased 10.7% or $305 to $3,142 as compared to $2,837 for the three months ended June 30, 1996, due to the impact of borrowings relative to the Jackson West Shopping Center and other revenue producing and capital improvement expenditures.

The loss from unconsolidated entities decreased 57.9% or $92 to $67 from $159 for the three months ended June 30, 1996.

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

The following FFO are presented as if the Ramco Acquisition, the Property Acquisitions and the spin-off of Atlantic Realty Trust had occurred on January 1, 1996.

The following table illustrates the calculation of FFO for the three months and six months ended June 30, 1997, and 1996:


                                                                  Three Months Ended                    Six Months Ended
                                                                        June 30,                              June 30,
                                                                ---------------------------------------------------------------
                                                                 1997              1996               1997               1996
                                                                 ----              ----               ----               ----
                                                                Actual          Pro forma            Actual           Pro forma
Net Income...................................................   $2,251          $(4,047)              $4,595          $(3,436)
  Add:  Depreciation and amortization........................    1,899            1,678                3,707            3,356
  Add:  Minority interest in partnership.....................      848              798                1,694            1,554
  Add:  Non-recurring spin-off and other expenses............        -            6,276                    -            7,934
                                                                ------          -------               ------          -------
Funds from operations........................................   $4,998          $ 4,705               $9,996          $ 9,408
                                                                ======          =======               ======          =======
Weighted average equivalent shares outstanding (1)...........    9,691            9,687                9,736            9,594
                                                                ======          =======               ======          =======
Supplemental disclosure:
  Straight-line rental income................................   $  506          $   325               $1,033          $   677
                                                                ======          =======               ======          =======
Amortization of management contracts and covenant
  not to compete.............................................   $  124          $   124               $  248          $   248
                                                                ======          =======               ======          =======

(1) Represents the weighted average total shares outstanding, assuming the redemption of all Operating Partnership Units for common shares.

CAPITAL EXPENDITURES

During the six months ended June 30, 1997, the Company spent approximately $1,086 on revenue generating capital expenditures including tenant allowances, leasing commissions paid to third-party brokers, legal costs relative to lease documents, and capitalized leasing and construction costs. These types of costs generate a return through rents from tenants over the term of their leases. Revenue enhancing capital expenditures, including expansions, renovations or repositionings were approximately $5,185. Revenue neutral capital expenditures, such as roof and parking lot repairs which are anticipated to be recovered from tenants, amounted to approximately $639.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In February 1997, the FASB issued SFAS No. 128, "Earnings per Share." This statement establishes standards for computing and presenting earnings per share ("EPS") and applies to all entities with publicly-held common shares or potential common shares. This Statement replaces the presentation of primary EPS and fully diluted EPS with a presentation of basic EPS and diluted EPS, respectively. Basic EPS excludes dilution and is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period. Similar to fully diluted EPS, diluted EPS reflects the potential dilution of securities that could share in the earnings. This statement is not expected to have a material effect on the Company's reported EPS amounts. The Statement is effective for the Company's financial statements for the year ending December 31, 1997.

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

                        For Quarter Ended June 30, 1997

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Company was held on June 10, 1997. At the Annual Meeting, Stephen R. Blank, Herbert Liechtung and Joel Pashcow were re-elected as trustees of the Company to serve until the 2000 Annual Meeting of Shareholders or until their successors are elected and qualified. The following votes were cast for or were withheld from voting with respect to the election of each of the following persons:




                                                 VOTES
                                                  -----
                                                            AUTHORITY
          NAME                            FOR               WITHHELD
          ----                            ---               ---------
          Stephen R. Blank             5,537,399             59,486
          Herbert Liechtung            5,550,819             46,064
          Joel M. Pashcow              5,551,481             45,402

There were no broker non-votes or abstentions in connection with the election of the trustee at the Annual Meeting.

The following votes were cast for, against or withheld regarding the approval of the Company's 1997 Non-Employee Trustee Stock Option Plan of the
Trust:


                 FOR                   AGAINST                ABSTAIN
                 ---                   -------                -------
              5,285,982                164,577                78,228

        There were no broker non-votes in connection with the adoption of the 1997 Non-Employee Trustee Stock Option Plan.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits
         See Exhibit Index immediately preceding the exhibits.

     (b) Reports on Form 8-K
         No reports on Form 8-K were filed during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                                               RAMCO-GERSHENSON PROPERTIES TRUST

Date: August 13, 1997                  By: /s/ Dennis E. Gershenson
                                           -------------------------------
                                           Dennis E. Gershenson
                                           President and Trustee
                                           (Chief Executive Officer)

Date: August 13, 1997                  By: /s/ Richard J. Smith
                                           -------------------------------
                                           Richard J. Smith
                                           Chief Financial Officer
                                           (Principal Accounting Officer)

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

   3.3 Bylaws of the Company adopted December 6, 1989, incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K, dated December 6, 1989.

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

  10.6 Promissory Note payable by Atlantic Realty Trust in favor of the Company in the principal face amount of $5,500,000 due November 9, 1997, incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996.

  10.7 Letter Agreement, dated as of May 10, 1996, by and between Atlantic Realty Trust ("Atlantic") and the Company concerning the assumption of certain liabilities by Atlantic, incorporated by reference to Exhibit
        10.7 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996.

  10.8 Employment Agreement, dated as of May 10, 1996, between the Company and Joel Gershenson, incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the period ended June 30,1996.

  10.9 Employment Agreement, dated as of May 10, 1996, between the Company and Dennis Gershenson, incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996.

 10.10 Employment Agreement, dated as of May 10, 1996, between the Company and Michael A. Ward, incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the period ended June 30,1996.

 10.11 Employment Agreement, dated May 10, 1996, between the Company and Richard Gershenson, incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996.

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

 10.19 Amended and Restated Master Revolving Credit Agreement dated as of
       June 24, 1996 by and among Ramco-Gershenson Properties, L.P., the Company, The First National Bank of Boston, NBD Bank, the other lending institutions that may become a party thereto, and The First National Bank of Boston, as Agent for the Banks, incorporated by reference to Exhibit
       10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

 10.20 Note dated June 24, 1996 in the aggregate principal amount of $25,000,000 made by Ramco-Gershenson Properties, L.P., in favor of The First National Bank of Boston, incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

 10.21 Note dated June 24, 1996 in the aggregate principal amount of $25,000,000 made by Ramco-Gershenson Properties, L.P., in favor of NBD Bank, incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

 10.22 Loan Agreement dated May 1, 1996 by and between Ramco-Gershenson Properties, L.P. and The Lincoln National Life Insurance Company relating to a $77,585.524.73 loan, incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

 10.23 Note dated May 1, 1996 in the aggregate principal amount of $77,585,524.73 made by Ramco-Gershenson Properties, L.P., in favor of The Lincoln National Life Insurance Company, incorporated by reference to
       Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

 10.24 Loan Agreement dated May 1, 1996 by and between Ramco-Gershenson Properties, L.P. and The Lincoln National Life Insurance Company relating to a $4,346,778.76 loan, incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

 10.25 Note dated May 1, 1996 in the aggregate principal amount of $4,346,778.76 made by Ramco-Gershenson Properties, L.P. in favor of The National Life Insurance Company, incorporated by reference to Exhibit
       10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

10.26 First Amendment to Amended and Restated Master Revolving Credit Agreement and other Loan Documents dated as of May 22, 1997 by and among Ramco-Gershenson Properties, L.P., the Company, the Banks that are party thereto, and BankBoston, N.A., as agent.

 10.27 Second Amendment to Amended and Restated Master Revolving Credit Agreement and other Loan Documents dated as of June 16, 1997 by and among Ramco-Gershenson Properties, L.P., the Company, the Banks that are party thereto, and BankBoston, N.A., as agent.

 10.28 Amended and Restated Note dated as of June 24, 1996 in the aggregate principal amount of $55,000,000 made by Ramco-Gershenson Properties, L.P. in favor of BankBoston, N.A.

 10.29 Amended and Restated Note dated as of June 24, 1996 in the aggregate principal amount of $10,000,000 made by Ramco-Gershenson Properties, L.P. in favor of Bankers Trust Company.

 10.30 Amended and Restated Note dated as of June 24, 1996 in the aggregate principal amount of $10,000,000 made by Ramco-Gershenson Properties, L.P. in favor of Michigan National Bank.

 10.31 Third Amendment to Amended and Restated Master Revolving Credit
       Agreement and other Loan Documents dated as of July 18, 1997 by and among Ramco-Gershenson Properties, L.P., the Company, the Banks that are party thereto, and BankBoston, N.A., as agent.

  27.1 Financial Data Schedule.