Form 10-Q
period 1997-09-30
RAMCO GERSHENSON PROPERTIES TRUST
filed 1997-11-14
CIK 842183

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549
                                   FORM 10-Q

   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  ---   ACT OF 1934

For the quarterly period ended September 30, 1997
                                       OR
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  ---   ACT OF 1934

For the transition period from                 to
                               ----------------   ---------------
Commission file number 1-10093

                       RAMCO-GERSHENSON PROPERTIES TRUST
                       ---------------------------------
             (Exact name of registrant as specified in its charter)


MASSACHUSETTS                                                    13-6908486
-------------                                                    ----------
(State or other jurisdiction                                   (I.R.S. Employer
of incorporation or organization)                              Identification
                                                                   Number)

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

Yes  X  No
    ---    ---
Number of shares of beneficial interest ($.10 par value) of the Registrant outstanding as of September 30, 1997: 7,123,105.

                                     INDEX



Part I.  FINANCIAL INFORMATION                                                                          Page No.
         ---------------------                                                                          --------
Item 1.  Financial Statements
         Consolidated Balance Sheets - September 30, 1997 (Unaudited) and December 31, 1996 .............  3

         Consolidated Statements of Operations (Unaudited) - Three Months Ended and Nine Months Ended
          September 30, 1997 and 1996 ...................................................................  4

         Consolidated Statement of Shareholders' Equity (Unaudited) - Nine Months Ended
          September 30, 1997 ............................................................................  5

         Consolidated Statements of Cash Flows (Unaudited) - Nine Months Ended
          September 30, 1997 and 1996 ...................................................................  6

         Notes to Consolidated Financial Statements (Unaudited) .........................................  7

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations ....................................................................  14

Part II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K ..............................................................  23


     The Company did not file any reports on Form 8-K for the quarter ended September 30, 1997.

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                       RAMCO-GERSHENSON PROPERTIES TRUST
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)



                                                  September 30,   December 31,
                                                      1997            1996
                                                  -------------   ------------
                                                  (unaudited)
ASSETS
  Real estate, net (Note 2)................         $323,394        $307,752
  Accounts receivable, net.................            5,190           3,901
  Other assets, net (Note 3)...............            6,848           2,389
  Equity investments in
    unconsolidated entities (Note 6).......            5,031           5,271
  Cash and cash equivalents................            2,407           3,541
                                                    --------        --------
    TOTAL..................................         $342,870        $322,854
                                                    ========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
  Mortgages and notes payable (Note 4).....        $168,045        $143,410
  Distributions payable....................           4,070           4,108
  Accounts payable and accrued
   expenses................................           9,097           9,712
  Due to related entities..................           1,371           1,053
                                                   --------        --------
    TOTAL LIABILITIES......................         182,583         158,283

COMMITMENTS AND
 CONTINGENCIES (Note 8)....................

MINORITY INTEREST..........................          42,516          44,706

SHAREHOLDERS' EQUITY.......................         117,771         119,865
                                                   --------        --------
    TOTAL..................................        $342,870        $322,854
                                                   ========        ========

     See notes to consolidated financial statements.

                       RAMCO-GERSHENSON PROPERTIES TRUST
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (Unaudited)



                                                                             For The Three                     For The Nine
                                                                             Months Ended                      Months Ended
                                                                             September 30,                     September 30,
                                                                         1997            1996              1997           1996 (*)
                                                                         ----            ----              ----           ----

REVENUES
  Minimum rents....................................                    $ 9,304       $ 8,053            $27,220        $15,307
  Percentage rents.................................                        341           214              1,123            860
  Recoveries from tenants..........................                      4,677         4,226             13,273          7,723
  Interest and other income........................                        139           244                595          2,785
                                                                       -------       -------            -------        -------
    TOTAL REVENUES.................................                     14,461        12,737             42,211         26,675
                                                                       -------       -------            -------        -------
EXPENSES
  Real estate taxes...............................                       1,551         1,330              4,560          2,489
  Recoverable operating expenses..................                       2,970         2,814              8,444          5,413
  Depreciation and amortization...................                       1,999         1,631              5,692          3,095
  Other operating.................................                         179           263                722            497
  General and administrative......................                       1,108         1,021              3,583          3,416
  Interest expense................................                       3,476         2,337              9,588          4,077
  Spin-off and other expenses.....................                           -            42                  -          7,976
                                                                       -------       -------            -------        -------
    TOTAL EXPENSES................................                      11,283         9,438             32,589         26,963
                                                                       -------       -------            -------        -------
OPERATING INCOME (LOSS)...........................                       3,178         3,299              9,622           (288)

LOSS FROM UNCONSOLIDATED ENTITIES (Note 6)                                  85           149                240            240
                                                                       -------       -------            -------        -------
INCOME (LOSS) BEFORE MINORITY INTEREST............                       3,093         3,150              9,382         (  528)

MINORITY INTEREST.................................                         806           869              2,500          1,350
                                                                       -------       -------            -------        -------
NET INCOME  (LOSS)................................                     $ 2,287       $ 2,281            $ 6,882        $(1,878)
                                                                       =======       =======            =======        =======
NET INCOME (LOSS) PER SHARE.......................                     $  0.32       $  0.32            $  0.97        $(0.26)
                                                                       =======       =======            =======        =======
WEIGHTED AVERAGE SHARES OUTSTANDING...............                       7,123         7,123              7,123          7,123
                                                                       =======       =======            =======        =======

See notes to consolidated financial statements.

*The 1996 historical results for the nine months ended September 30, 1996, include the operations of RPS Realty Trust prior to the Spin Off Transaction and the Ramco Acquisition which were effective on May 1, 1996.

                       RAMCO-GERSHENSON PROPERTIES TRUST
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (in thousands)
                                  (Unaudited)




                                                 Shares of
                                            Beneficial Interest
                                            -------------------             Additional     Cumulative       Total
                                                                             Paid-In        Earnings/    Shareholders'
                                            Number              Amount       Capital      Distributions    Equity
                                            ------              ------       -------      -------------    ------
BALANCE AT DECEMBER 31, 1996........         7,123              $ 712         $149,872     ($30,719)        $119,865
Cash distributions declared.........                                                         (8,976)          (8,976)
Net income for the nine months ended
 September 30, 1997.................                                                          6,882            6,882
                                            ------              -----         --------     --------         --------
BALANCE AT SEPTEMBER 30, 1997                7,123              $ 712         $149,872     ($32,813)        $117,771
                                            ======              =====         ========     ========         ========

See notes to consolidated financial statements.

                       RAMCO-GERSHENSON PROPERTIES TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)

                                                                                                      For The Nine Months
                                                                                                      Ended September 30
                                                                                                      ------------------
                                                                                                    1997               1996*
                                                                                                    ----               -----
CASH FLOWS FROM OPERATING ACTIVITIES
 NET INCOME (LOSS)............................................................................       $  6,882           $ (1,878)
 Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
 Provisions for possible loan losses..........................................................                               129
 Write-off of deferred acquisition  expenses..................................................                             2,154
 Loss on disposal of REMIC's..................................................................                                91
 Depreciation and amortization................................................................          5,692              3,095
 Loss from unconsolidated entities............................................................            240                240
 Minority Interest............................................................................          2,500              1,350
 Changes in assets and liabilities that provided (used) cash:
   Interest and accounts  receivable..........................................................         (1,289)             4,912
   Other  assets..............................................................................         (4,746)            (1,866)
   Accounts payable and accrued  expenses.....................................................           (615)             3,435
                                                                                                     --------           --------
 Total  adjustments...........................................................................          1,782             13,540
                                                                                                     --------           --------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES...................................................          8,664             11,662
                                                                                                     --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES
 Satisfaction of Mortgage Loans Receivable....................................................                            (3,417)
 Amortization of REMICs.......................................................................                             1,100
 Proceeds from REMIC's........................................................................                            56,908
 Real estate acquired.........................................................................        (21,048)            (7,721)
                                                                                                     --------           --------
CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES.........................................        (21,048)            46,870
                                                                                                     --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
 Cash distributions to  shareholders..........................................................         (8,976)            (6,553)
 Cash distribution to operating partnership unit holders......................................         (3,311)             ( 744)
 Purchase of operating partnership units......................................................         (1,416)
 Principal repayments on debt.................................................................         (1,398)           (70,260)
 Net advances from affiliated entities........................................................            318                351
 Borrowings on notes payable - net............................................................         26,033             12,406
                                                                                                     --------           --------
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES.........................................         11,250            (64,800)
                                                                                                     --------           --------
NET DECREASE IN CASH AND EQUIVALENTS..........................................................         (1,134)            (6,268)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD................................................          3,541             11,467
                                                                                                     --------           --------
CASH AND CASH EQUIVALENTS, END OF PERIOD......................................................       $  2,407           $  5,199
                                                                                                     ========           ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION - CASH
 PAID FOR INTEREST DURING THE PERIOD..........................................................       $  9,070           $  3,411
                                                                                                     ========           ========
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
  Accrued distributions payable...............................................................       $  4,070           $  4,108
                                                                                                     ========           ========


See notes to consolidated financial statements.

*The 1996 historical results include the operations of RPS Realty Trust prior to the Spin-off Transaction and the Ramco Acquisition which were effective on May 1, 1996.

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

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS - In February 1997, the FASB issued SFAS No. 128, "Earnings per Share." This Statement establishes standards for computing and presenting earnings per share ("EPS") and applies to all entities with publicly held common shares or potential common shares. This Statement replaces the presentation of primary EPS and fully diluted EPS with a presentation of basic EPS and diluted EPS, respectively. Basic EPS excludes dilution and is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period. Similar to fully diluted EPS, diluted EPS reflects the potential dilution of securities that could share in the earnings. This Statement is not expected to have a material effect on the Company's reported EPS amounts. The Statement is effective for the Company's financial statements for the year ending December 31, 1997.

In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure" which establishes standards for disclosing information about an entity's capital structure. The Statement is effective for the Company's financial statements for the year ending December 31, 1997. The adoption of the SFAS No. 129 is not expected to have a material effect on the Company's financial statements.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and displaying comprehensive income and its components in a full set of financial statements. The Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Statement is effective for the Company's financial statements for the year ending December 31, 1998. The adoption of the Statement is not expected to have a material effect on the Company's financial statements.

In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" which establishes standards for reporting information about operating segments in financial statements. It also establishes standards for disclosure about products and services, geographical areas, and major customers. The Statement is effective for the Company's financial statements for the year ending December 31, 1998. Management has not determined the impact of the Statement on the Company's financial statements.

MINORITY INTEREST - Minority Interest represents the Ramco Group's interest as a limited partner in the Operating Partnership. Such interest is held in the form of Operating Partnership Units ("Units") which are exchangeable on an equivalent basis with the beneficial shares of the Company. During the nine month period ended September 30, 1997, the Operating Partnership redeemed 88,530 Operating Partnership Units at $16.00 per Unit. This redemption reduced the minority interest from approximately 27% to 26.5%.

ACQUISITIONS - On May 28, 1997, the Company acquired the Madison Center, ("Madison") a 186,000 square foot shopping center in Madison Heights, Michigan. The center was acquired for approximately $7,400. On July 30, 1997, the company acquired Pelican Plaza, ("Pelican") a 106,000 square foot community shopping center/office development in Sarasota, Florida. The development was acquired for approximately $7,200. Both acquisitions have been accounted for using the purchase method of accounting. The purchase prices were allocated to the assets acquired based upon their estimated fair market value.

RECLASSIFICATIONS - Certain reclassifications have been made to the 1996 financial statements in order to conform with the 1997 presentation.



2.  REAL ESTATE

The Company's real estate at September 30, 1997, and December 31, 1996, consists of the following:



                                           September 30, 1997  December 31, 1996
Land                                             $ 43,575           $ 42,051
Buildings and Improvements                        291,914            271,174
Construction-in-progress                              413              1,629
                                                 --------           --------
 Sub Total                                        335,902            314,854
Less: Accumulated Depreciation                    (12,508)            (7,102)
                                                 --------           --------
Total Investment in Real Estate - net            $323,394           $307,752
                                                 ========           ========

3.  OTHER ASSETS

Other assets at September 30, 1997, and December 31, 1996, are as follows:



                                                      September 30, 1997     December 31, 1996
Leasing costs                                               $3,086               $1,868
Deferred financing costs                                     1,084                  471
Proposed development and acquisition costs                   2,288                  205
Deferred tenant revenue                                        717                    -
Other                                                          346                   77
                                                            ------               ------
 Sub Total                                                   7,521                2,621
Less: Accumulated Amortization                                (673)                (232)
                                                            ------               ------
Total Other Assets - net                                    $6,848               $2,389
                                                            ======               ======

4.  MORTGAGES AND NOTES PAYABLE

Mortgages and notes payable at September 30, 1997, consist of the following:


 Fixed rate mortgages with interest rates ranging
  from 7.8% to 8.75% due at various dates through 2006                        $98,181

 Floating rate mortgage at 75% of the rate of
  long-term Capital A rated utility bonds due January 1, 2010, plus supplemental interest to equal LIBOR plus 200 basis points (at
  September 30, 1997 the rate was 7.08%)                                        7,000

 Credit Facility, with borrowings at either LIBOR plus 175 basis points, or the bank's base rate (7.61% average rate at September 30, 1997), due May 1999, maximum borrowings of $75,000
                                                                               62,864
                                                                             --------
                                                                             $168,045
                                                                             ========

The mortgage notes are secured by mortgages on properties that have an approximate net book value of $145,024 as of September 30, 1997. The Credit Facility is secured by mortgages on various properties that have an approximate net book value of $115,501 as of September 30, 1997.

During May and June 1997, the Company modified its $50,000 credit facility to provide for an increase in the borrowings available under the credit facility to $75,000. As of September 30, 1997, $75,000 of the credit facility was available for borrowing, of which $62,864 was outstanding. At September 30, 1997, outstanding letters of credit issued under the Credit Facility, not reflected in the accompanying consolidated balance sheet, total approximately $4,336.

The Credit Facility contains financial covenants relating to debt to market capitalization, minimum operating coverage ratios, and a minimum equity value. As of September 30, 1997, the Company was in compliance with the covenant terms.


In July 1997, the Company executed an interest rate protection agreement to limit the Company's exposure to increases in interest rates on its floating rate debt. The notional amount of the agreement was $75,000. The agreement caps the Company's interest rate on $75,000 of floating rate debt to 8.50%, through May 1, 1999, with a floor of 7.25%.

The following table presents scheduled principal payments on mortgages and notes payable as of September 30, 1997:


  Year ended December 31,
     1997 (October 1 - December 31)          $    476
     1998                                       3,799
     1999                                      64,890
     2000                                       2,130
     2001                                       2,243
     Thereafter                                94,507
                                             --------
     Total                                   $168,045
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

Approximate future minimum rentals under noncancelable operating leases in effect at September 30, 1997, assuming no new or renegotiated leases nor option extensions on lease agreements, are as follows:


  Year ended December 31,
    1997 (October 1 - December 31) $  8,986
    1998                             34,126
    1999                             31,199
    2000                             27,587
    2001                             24,555
    Thereafter                      187,528
                                   --------
    Total                          $313,981
                                   ========

6.  UNCONSOLIDATED ENTITIES
Condensed financial statement information of Ramco, Kentwood and Southfield Plaza Expansion as of September 30, 1997 and for the nine months ended September 30, 1997 is presented as follows:

                                                                                           Southfield
                                                         Ramco           Kentwood             Plaza             Total
                                                          -----           --------             -----             -----
ASSETS
  Net Real Estate Assets.........................                          $ 1,883            $  571           $ 2,454
  Other Assets...................................       $ 4,514                528                88             5,130
                                                        -------            -------            ------           -------
    Total Assets.................................       $ 4,514            $ 2,411            $  659           $ 7,584
                                                        =======            =======            ======           =======
LIABILITIES
  Mortgage Notes Payable.........................                          $10,975            $1,603           $12,578
  Other Liabilities..............................       $ 1,163                163                29             1,355
                                                        -------            -------            ------           -------
    Total Liabilities............................         1,163             11,138             1,632            13,933
                                                        -------            -------            ------           -------
OWNERS' EQUITY (DEFICIT).........................         3,351             (8,727)             (973)           (6,349)
                                                        -------            -------            ------           -------
  Total Liabilities and Owners' Equity (Deficit).       $ 4,514            $ 2,411            $  659            $7,584
                                                        =======            =======            ======            ======
Company's Equity Investments in
  Unconsolidated Entities........................       $ 3,578            $   916            $  537            $5,031
                                                        =======            =======            ======            ======
REVENUES
  Management Fees................................       $   778                                                 $  778
  Leasing and Development Fees...................           269                                                    269
  Property Revenues..............................                          $ 1,354            $  190             1,544
  Other Revenues.................................           410                                                    410
  Leasing/Development Cost Reimbursements........           952                  -                 -               952
                                                        -------            -------            ------           -------
    Total Revenues...............................         2,409              1,354               190             3,953
                                                        -------            -------            ------           -------
EXPENSES
  Employee Expenses..............................         3,033                                                  3,033
  Office and Other Expenses......................           873                                                    873
  Property Expenses..............................                            1,112               153             1,265
  Depreciation and Amortization..................           183                  -                 -               183
                                                        -------            -------            ------           -------
    Total Expenses...............................         4,089              1,112               153             5,354
                                                        -------            -------            ------           -------

Excess Revenues Over Expenses....................        (1,680)               242                37            (1,401)
Cost Reimbursement From Operating Partnership....         1,680                  -                 -             1,680
                                                        -------            -------            ------           -------
Income...........................................       $     0            $   242            $   37           $   279
                                                        =======            =======            ======           =======
Company's Share of Income........................       $     0            $   121            $   19           $   140
                                                        =======            =======            ======           =======

The Company's share of the unconsolidated entities' income of $140 for the nine months ended September 30, 1997, was reduced by $380 which represents depreciation and amortization adjustments arising from the Company's net basis adjustments in the unconsolidated entities' assets. These adjustments result in a net loss of $240 from unconsolidated entities.

7.  PRO FORMA FINANCIAL INFORMATION

The following pro forma consolidated statements of operations have been presented as if (i) the Ramco Acquisition, the Property Acquisitions, and the spin-off of Atlantic had occurred on January 1, 1996, and (ii) the Company had qualified as a REIT, distributed all of its taxable income and, therefore had incurred no tax expense during the periods. In management's opinion, all adjustments necessary to reflect the Ramco Acquisition, the Property Acquisitions, and the spin-off of Atlantic have been made. The pro forma consolidated statements of operations are not necessarily indicative of what the actual results of operations of the Company would have been had such transactions actually occurred as of January 1, 1996, nor do they purport to represent the results of the Company for future periods.



                                                 Three Months Ended                Nine Months Ended
                                                    September 30,                     September 30,
                                           -------------------------------  --------------------------------
                                                1997             1996            1997             1996
                                           ---------------  --------------  --------------  ----------------
                                               Actual         Pro forma         Actual         Pro forma
REVENUES
  Minimum rent........................     $ 9,304          $ 8,703          $27,220         $25,815
  Percentage rents....................         341              231            1,123             758
  Recoveries from tenants.............       4,677            4,307           13,273          12,858
  Interest and other income...........         139              188              595             416
                                           -------          -------          -------         -------
    TOTAL REVENUES....................      14,461           13,429           42,211          39,847

EXPENSES
  Real estate taxes...................       1,551            1,397            4,560           4,265
  Recoverable operating expenses......       2,970            2,861            8,444           8,446
  Depreciation and amortization.......       1,999            1,711            5,692           5,067
  Other operating.....................         179              255              722             749
  General and administrative..........       1,108            1,019            3,583           3,217
  Interest expense....................       3,476            2,919            9,588           8,594
  Spin-off and other expenses.........                           42                            7,976
                                           -------          -------          -------         -------
    TOTAL EXPENSES....................      11,283           10,204           32,589          38,314
                                           -------          -------          -------         -------

OPERATING INCOME .....................       3,178            3,225            9,622           1,533

LOSS FROM UNCONSOLIDATED ENTITIES.....          85              149              240             339
                                           -------          -------          -------         -------
INCOME BEFORE MINORITY INTEREST.......       3,093            3,076            9,382           1,194

MINORITY INTEREST.....................         806              847            2,500           2,401
                                           -------          -------          -------         -------
NET INCOME (LOSS).....................     $ 2,287          $ 2,229          $ 6,882         $(1,207)
                                           =======          =======          =======         =======
EARNINGS (LOSS) PER SHARE.............     $  0.32          $  0.31          $  0.97         $ (0.17)
                                           =======          =======          =======         =======
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING............       7,123            7,123            7,123           7,123
                                           =======          =======          =======         =======

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

9.   STOCK OPTION PLAN

     On June 10, 1997, the Company's shareholders approved the establishment of the Ramco Gershenson Properties Trust 1997 Non-Employee Trustee Stock Option Plan (the "Plan"). Under the Plan, 100,000 shares are reserved for issuance pursuant to options to be granted to the Trustees of the Company who are not officers or employees of the Company.

     The purpose of the Plan is to provide Trustees of the Company with an increased incentive to make contributions to the long term performance and growth of the Company, to join the interests of the Trustees with the interests of the Company's shareholders, and to facilitate attracting qualified independent trustees. Options granted under the Plan allow for the purchase of shares of the Company at the fair market value of the shares at the date of grant. Options granted under the Plan vest and become exercisable in equal installments on each of the first two anniversaries of the date of grant and expire ten years after the date of grant. As of September 30, 1997 there were 14,000 options granted pursuant to the Plan.

10.  SUBSEQUENT EVENTS

The Company has entered into an agreement with certain clients advised by Morgan Stanley Asset Management, Inc. ("MSAM"), and Kimco Realty Corporation ("Kimco") pursuant to which such entities have agreed to invest up to an aggregate of $35,000 in Ramco-Gershenson Properties, L.P. (the "Operating Partnership"). The MSAM clients and Kimco will initially purchase preferred Operating Partnership Units which, after shareholder approval, will be converted into the Company's preferred shares and, ultimately, into its common shares. The initial investments of $11,667 were made in October 1997.

The equity investment will initially involve the issuance of up to 1.4 million Operating Partnership preferred units at a price of $25.00 per preferred unit. The aggregate investment of $35,000 may be drawn by the Operating Partnership over a one-year period and may be used to help fund strategic acquisitions, retenanting or redevelopment activities, and to reduce outstanding debt. The anticipated dividend rate on the preferred Operating Partnership units and preferred Company shares is expected to equal that presently being paid to the Company's shareholders.

After the closing of this transaction, the MSAM clients will be required to purchase 19.4% of the first $50,000 in a follow-on public offering of the Company's shares of common stock. At that time, all Operating Partnership preferred units or Company preferred shares will be exchanged into common shares of the Company, at a conversion price of $17.50 per share, which conversion price is subject to adjustment in certain circumstances.

On October 30, 1997, the Company acquired a portfolio of 15 community shopping centers (the "Southeast Portfolio"), comprised of approximately 2.5 million square feet, located in the Southeast United States. The Southeast Portfolio properties are located in Alabama, Florida, Georgia, North Carolina, South Carolina, and Tennessee. The properties were acquired for a purchase price of approximately $124,500.

Financing for the Southeast Portfolio acquisition was obtained by increasing the Company's existing credit facility from $75,000 to $160,000, the assumption of an existing $5,900 mortgage on one of the acquired properties, and by the addition of a new $45,000 unsecured term loan. The interest rate payable under the revolving credit facility has been reduced from 175 basis points over LIBOR, to between 137.5 and 162.5 basis points over LIBOR, depending on certain debt ratios set forth in the loan agreement. The interest rate payable on the new unsecured loan is between 250 and 275 basis points over LIBOR, which rate is also dependent on certain debt ratios. The revolving credit facility and the unsecured term loan mature on May 1, 1999, and the maturity date of each may, under certain circumstances, be extended to October 2000 at the election of the Operating Partnership. The credit facility continues to have, and the term loan has various financial covenants relating to debt to market capitalization, minimum operating coverage ratios and minimum equity value.

The Company currently has a commitment from Morgan Stanley Mortgage Capital Inc. to replace $50,000 of the credit facility with permanent debt at an interest rate of 6.83% for 10 years. The Company provided a $1,500 letter of credit in October 1997, in conjunction with the rate lock commitment.

Letters of credit, amounting to $4,000 at September 30, 1997, were cancelled on October 30, 1997, in conjunction with the Southeast Portfolio acquisition closing.

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

CAPITAL RESOURCES AND LIQUIDITY
The Company's mortgage debt consists of debt on certain shopping centers as well as on two properties in which the Operating Partnership owns an interest and are accounted for on the equity method of accounting. At September 30, 1997 the Company's portion of mortgages attributable to properties 100% owned is $168,045, with a weighted average interest rate of 7.97% and its pro rata share of non-recourse mortgage debt on unconsolidated properties (accounted for on the equity method) was $6,290 with a weighted average interest rate of 9.14%.

The mortgage debt consists of six loans secured by various properties, two loans secured by the unconsolidated properties, and the Credit Facility which is secured by various properties. Five of the mortgage loans amounting to $98,181 have maturities ranging from 1998 to 2006, monthly payments which include regularly scheduled amortization, and have fixed interest rates ranging between 7.8% to 8.75%. One of the mortgage loans, evidenced by tax free bonds, amounting to $7,000 secured by OakBrook Square Shopping Center is non-amortizing, matures in 2010, and carries a floating interest rate equal to 75% of the new issue long-term Capital A rated utility bonds, plus interest to the lender sufficient to cause the lender's overall yield on its investment in the bonds to be equal to 200 basis points over their applicable LIBOR rate (7.08% at September 30, 1997).

During May and June, 1997, the Company modified its $50,000 credit facility to provide for an increase in the borrowings available under the credit facility to $75,000. As of September 30, 1997, $75,000 of the credit facility was available for borrowing, of which $62,864 was outstanding. At September 30, 1997, outstanding letters of credit issued under the Credit Facility, not reflected in the accompanying consolidated balance sheets, totalled approximately $4,336. The Credit Facility bears interest at 175 basis points over LIBOR, or the bank's base rate (weighted average 7.61% interest rate at September 30,1997), and matures on May 6, 1999. As described below, these rates have been reduced in connection with an increase in the size of this credit facility. The Credit Facility is secured by mortgages on various properties and contains financial covenants relating to debt-to-market capitalization, minimum operating coverage ratios and a minimum equity value.

The Company used proceeds from borrowings under the Credit Facility to pay for the acquisition of Madison Center, Pelican Plaza and for other capital expenditures. During May 1997, the Company acquired the Madison Center, in Madison Heights, Michigan, an approximately 186,000 square foot community shopping center, for approximately $7,400. During July 1997, the Company acquired Pelican Plaza in Sarasota, Florida, an approximately 106,000 square foot shopping center/office development, for approximately $7,200.

On October 30, 1997, the Company acquired a portfolio of 15 community shopping centers (the "Southeast Portfolio"), comprised of approximately 2.5 million square feet, located in the Southeast United States. The Southeast Portfolio properties are located in Alabama, Florida, Georgia, North Carolina, South Carolina, and Tennessee. The properties were acquired for a purchase price of approximately $124,500.

Financing for the Southeast Portfolio acquisition was obtained by increasing the Company's existing credit facility from $75,000 to $160,000, the assumption of an existing $5,900 mortgage on one of the acquired properties and by the addition of a new $45,000 unsecured term loan. The interest rate payable under the revolving credit facility has been reduced from 175 basis points over LIBOR, to between 137.5 and 162.5 basis points over LIBOR, depending on certain debt ratios set forth in the loan agreement. The interest rate payable on the new unsecured term loan is between 250 and 275 basis points over LIBOR, which rate is also dependent on certain debt ratios. The Credit Facility and the unsecured term loan mature on May 1, 1999, and the maturity date of each may, under certain circumstances, be extended to October 2000 at the election of the Operating Partnership. The credit facility continues to have, and the term loan has, various financial covenants relating to debt to market capitalization, minimum operating coverage ratios and minimum equity value.

The Company currently has a commitment from Morgan Stanley Mortgage Capital Inc. to replace $50,000 of the credit facility with permanent debt at an interest rate of 6.83% for 10 years. The Company provided a $1,500 letter of credit in October 1997, in conjunction with the rate lock commitment.

Letters of credit, amounting to $4,000 at September 30, 1997, were cancelled on October 30, 1997 in conjunction with the Southeast Portfolio acquisition closing. The Company plans to repay the $45,000 unsecured term loan with the proceeds from an equity offering slated for 1998.

The Company's current capital structure includes property specific mortgages, the Credit Facility, shares of beneficial interest and a minority interest in the Operating Partnership. At March 31, 1997, the minority interest represented the approximately 27% ownership in the Operating Partnership held by the Ramco Group. On April 1, 1997, the Operating Partnership redeemed 88,530 Units at $16.00 per Unit. The redemption reduced the minority interest from approximately 27% to approximately 26.5%. Currently, the minority interest in the Operating Partnership represents the 26.5% ownership in the Operating Partnership ("Units") held by the Ramco Group which may, under certain conditions, be exchanged for approximately 2,568,143 shares of beneficial interest.

The Units owned by the Ramco Principals are subject to lock-up agreements which provide that the Units cannot be transferred, except under certain conditions, for a period of 30 months after the closing of the Ramco Acquisition (November
1998). In addition, the Units issued to the Ramco Group are exchangeable for shares of the Company on a one-for-one basis. The Company, as sole general partner of the Operating Partnership, has the option to exchange such Units for cash based on the current trading price of the Shares. Assuming the exchange of all limited partnership interests in the Operating Partnership, there would be outstanding approximately 9,691,248 shares of beneficial interest with a market value of approximately $192,013 at September 30, 1997 (based on the closing price of $19.813 per share on September 30, 1997).

The Company has entered into an agreement with certain clients advised by Morgan Stanley Asset Management, Inc. ("MSAM"), and Kimco Realty Corporation ("Kimco") pursuant to which such entities have agreed to invest up to an aggregate of $35,000 in Ramco-Gershenson Properties, L.P. (the "Operating Partnership"). The MSAM clients and Kimco will initially purchase preferred Operating Partnership Units which, after shareholder approval, will be converted into the Company's preferred shares and, ultimately, into its common shares. The initial investments of $11,667 were made in October 1997.

The equity investment will initially involve the issuance of up to 1.4 million Operating Partnership preferred units at a price of $25.00 per preferred unit. The aggregate investment of $35,000 may be drawn by the Operating Partnership over a one-year period and may be used to help fund strategic acquisitions, retenanting or redevelopment activities, or to reduce outstanding debt. The anticipated dividend rate on the preferred Operating Partnership units and preferred Company shares is expected to equal that presently being paid to the Company's shareholders.

After the closing of this transaction, the MSAM clients will be required to purchase 19.4% of the first $50,000 in a follow-on public offering of the Company's shares of common stock. At that time, all Operating Partnership preferred units or Company preferred shares will be exchanged into common shares of the Company, at a conversion price of $17.50 per share, which conversion price is subject to adjustment in certain circumstances.

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

Variable rate debt accounted for $69,864 of outstanding debt with a weighted average interest rate of 7.54% at September 30, 1997. Variable rate debt accounted for approximately 41.6% of the Company's total debt and 19.4% of its total market capitalization (debt plus market value equity).

In July 1997, the Company executed an interest rate protection agreement to limit the Company's exposure to increases in interest rates on floating rate debt. The notional amount of the agreement was $75,000. The agreement caps the Company's interest rate on $75,000 of floating rate debt to 8.50%, through May 1, 1999, with a floor of 7.25%.


Based on the debt and the market value of equity described above, the Company's debt to total market capitalization ratio was 46.7% at September 30, 1997.

During July 1997 Montgomery Wards, ("Wards") a tenant at three of the Company's properties, Tel-Twelve Mall, Clinton Valley Mall and Shoppes of Lakeland, filed for protection under Chapter 11 of the Bankruptcy Code. Wards, subsequently in October 1997, issued a list of anticipated store closings which included the stores at the Company's Clinton Valley Mall. This location consists of a 101,200 square foot department store and a 7,480 square foot TBA store (Tires, Batteries and Automotive). Although the Company was notified that the location would be closed, it has not been notified that Wards intends to reject the lease and is aware that Wards is marketing the space. On an annual basis, Wards pays approximately $1,000 in base rent, operating and real estate tax expense reimbursements for the Clinton Valley Mall.

The Company anticipates that the combination of the availability under the Credit Facility, the unsecured term loan, potential new borrowings relative to the acquired properties and development properties, construction loans, and the MSAM/Kimco equity offerings, will provide adequate liquidity for the foreseeable future to fund future acquisitions, developments, expansions, repositionings, and to continue its currently planned capital programs and to make distributions to its shareholders in accordance with the Code's requirements applicable to REIT's. Although the Company believes that the combination of factors discussed above will provide sufficient liquidity, no such assurance can be given that the Company will have adequate liquidity to meets its needs.

In 1997, the Company began a program to repurchase shares of beneficial interest in the open market to be used as compensation for the Board of Trustees. The Company expects to purchase approximately 5,600 shares annually.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1997 TO NINE MONTHS ENDED SEPTEMBER 30, 1996.

Total revenues for the nine months ended September 30, 1997 increased by 58.2%, or $15,536, to $42,211 as compared to $26,675 for the nine months ended September 30, 1996. The increase was a result of an $11,913 increase in minimum rents, a $263 increase in percentage rents, a $5,550 increase in recoveries from tenants and a $2,190 decrease in interest and other income.

Minimum rents increased 77.8%, or $11,913, to $27,220 for the nine months ended September 30, 1997 as compared to $15,307 for the nine months ended September 30, 1996. Recoveries from tenants increased 71.9%, or $5,550, to $13,273 as compared to $7,723 for the nine months ended September 30, 1996. These increases are primarily attributable to the acquisition of the Ramco properties effective May 1, 1996, and the acquisitions of the Taylor, Lakeland, Holcomb, and Madison, and Pelican shopping centers effective August 14, 1996, November 22, 1996, December 13, 1996, and May 28, 1997,and July 30, 1997 respectively. The operating results for the nine months ended September 30, 1997, included the impact of the acquisition of the Ramco properties and the other shopping centers for the full nine months in 1997, except for Madison and Pelican, while the results for the nine months ended September 30, 1996 include the results of the Ramco properties for only five months and do not include any impact for any of the subsequent acquisitions except for Taylor. In addition, two properties which were part of the Company's portfolio during the nine months ended September 30, 1996 were spun-off to Atlantic Realty Trust effective May 1, 1996.

Interest and other income decreased 78.6%, or $2,190, to $595 as compared to $2,785 for the nine months ended September 30, 1996 due primarily to the spin-off of the Company's mortgage loan portfolio to Atlantic Realty Trust effective May 1, 1996.

Total expenses for the nine months ended September 30, 1997 increased by 20.9%, or $5,626, to $32,589 as compared to $26,963 for the nine months ended September 30, 1996. The increase was due to a $5,102 increase in total recoverable expenses, including real estate taxes and recoverable operating expenses, a $2,597 increase in depreciation and amortization, a $225 increase in other operating expenses, a $167 increase in general and administrative expenses, a $5,511 increase in interest expense offset by a $7,976 decrease in spin-off and other expenses.

Total recoverable expenses, including real estate taxes and recoverable operating expenses, increased by 64.6%, or $5,102, to $13,004 as compared to $7,902 for the nine months ended September 30, 1996, depreciation and amortization increased by 83.9%, or $2,597, to $5,692 as compared to $3,095 for the nine months ended September 30, 1996, and other operating expenses for the nine months ended September 30, 1997 increased by $45.0% or $225 to $722 as compared to $497 for the nine months ended September 30, 1996. General and administrative expenses increased 4.9%, or $167, to $3,583 as compared to $3,416 for the nine months ended September 30, 1996. The increase in recoverable expenses, depreciation and amortization, and other operating expenses are due to the acquisition of the Ramco properties and the subsequent property acquisitions, offset in part by the decrease related to the May 1, 1996 spin-off of two former RPS properties.

Interest expense for the nine months ended September 30, 1997 increased 135.2% or $5,511 to $9,588 compared to $4,077 for the nine months ended September 30, 1996, due to the effect of the debt assumed in connection with the Ramco acquisition effective May 1, 1996, and additional borrowings for subsequent acquisitions, development cost reimbursements, and other capital expenditures.

For the nine months ended September 30, 1996, the Company incurred $7,976 of spin-off and other expenses for which there were no corresponding expenses for the nine months ended September 30, 1997.

The loss from unconsolidated entities of $240 for the nine months ended September 30, 1997 is the same as for the nine months ended September 30, 1996.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1997 TO THREE MONTHS ENDED SEPTEMBER 30, 1996.

Total revenues for the three months ended September 30, 1997 increased by 13.5%, or $1,724, to $14,461 as compared to $12,737 for the three months ended September 30, 1996. The increase was a result of a $1,251 increase in minimum rents, a $127 increase in percentage rents, a $451 increase in recoveries from tenants and a $105 decrease in interest and other income.

Minimum rents increased 15.5%, or $1,251, to $9,304 for the three months ended September 30, 1997 as compared to $8,053 for the three months ended September 30, 1996. Percentage rents increased 59.3%, or $127, to $341 for the three months ended September 30, 1997, as compared to $214 for the three months ended September 30, 1996. Recoveries from tenants increased 10.7%, or $451, to $4,677 as compared to $4,226 for the three months ended September 30, 1996. These increases are primarily attributable to the acquisition of the Taylor, Lakeland, Holcomb, Madison, and Pelican shopping centers effective August 14, 1996, November 22, 1996, December 13, 1996, May 28, 1997, and July 30, 1997
respectively. The operating results for the three months ended September 30, 1997 included the impact of the acquisitions for the full three months in 1997 except for Pelican, while the results for the three months ended September 30, 1996 do not include any impact for any of the subsequent acquisitions except Taylor.

Interest and other income decreased 43.0%, or $105, to $139 as compared to $244 for the three months ended September 30, 1996 due primarily to the repayment in full of the Atlantic loan in 1996.

Total expenses for the three months ended September 30, 1997 increased by 19.5%, or $1,845, to $11,283 as compared to $9,438 for the three months ended September 30, 1996. The increase was due to a $377 increase in total recoverable expenses, including real estate taxes and recoverable operating expenses, a $368 increase in depreciation and amortization, a $84 decrease in other operating expenses, a $87 increase in general and administrative expenses, a $1,139 increase in interest expense and a $42 decrease in spin-off and other expenses.

Total recoverable expenses, including real estate taxes and recoverable operating expenses, increased by 9.1%, or $377, to $4,521 as compared to $4,144 for the three months ended September 30, 1996, depreciation and amortization increased by 22.6%, or $368, to $1,999 as compared to $1,631 for the three months ended September 30, 1996, and other operating expenses for the three months ended September 30, 1997 decreased by 31.9%, or $84, to $179 as compared to $263 for the three months ended September 30, 1996. General and administrative expenses increased 8.5 %, or $87, to $1,108 as compared to $1,021 for the three months ended September 30, 1996. The increase in recoverable expenses of $377 and depreciation and amortization of $368, are primarily due to the property acquisitions.

Interest expense for the three months ended September 30, 1997, increased 48.7%, or $1,139, to $3,476 compared to $2,337 for the three months ended September
30, 1996 due to the effect of the additional borrowings for acquisitions subsequent to the Ramco acquisition, development cost reimbursements, and other capital expenditures.

For the three months ended September 30, 1996, the Company incurred $42 of spin-off and other expenses for which there were no corresponding expenses for the three months ended September 30, 1997.

The loss from unconsolidated entities for the three months ended September 30, 1997, decreased 42.9%, or $64, to $85 as compared to $149 for the three months ended September 30, 1996.

COMPARISON OF ACTUAL NINE MONTHS ENDED SEPTEMBER 30, 1997 TO PRO FORMA NINE MONTHS ENDED SEPTEMBER 30, 1996.

Total revenues for the nine months ended September 30, 1997 increased by 5.9%, or $2,364, to $42,211 as compared to $39,847 for the nine months ended September 30, 1996. The increase was a result of a $1,405 increase in minimum rents, a $365 increase in percentage rents, a $415 increase in recoveries from tenants and an $179 increase in interest and other income, for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996.

Minimum rents increased 5.4%, or $1,405, to $27,220 for the nine months ended September 30, 1997 as compared to $25,815 for the nine months ended September 30, 1996. This increase was primarily due to the opening of the Jackson West Shopping Center in June 1996, and the impact of new anchor tenants at the Jackson Crossing Shopping Center, Tel-Twelve Mall, Troy Towne Center and Eastridge Commons as well as the Madison and Pelican acquisitions. Percentage rents increased 48.2%, or $365, to $1,123 as compared to $758 for the nine months ended September 30, 1996. Recoveries from tenants increased 3.2%, or $415, to $13,273 as compared to $12,858 for the nine months ended September 30, 1996. The increase was due to corresponding increases in recoverable operating and real estate tax expense. The Company's overall recovery ratio for 1997 and 1996 remained relatively consistent at 102.1% and 101.2%, respectively.
Interest and other income increased 43%, or $179, to $595, as compared to $416 for the nine months ended September 30, 1996. Approximately $183 of the increase was attributable to non-recurring tenant lease obligations.

Total expenses for the nine months ended September 30, 1997, decreased 14.9%, or $5,725, to $32,589 as compared to $38,314 for the nine months ended September 30, 1996. The decrease was due to a $7,976 decrease in spin-off and other expenses, offset by a $293 increase in total recoverable expenses, including real estate taxes and recoverable operating expenses, a $625 increase in depreciation and amortization, a $27 decrease in other operating expenses, a $366 increase in general and administrative expenses, and a $994 increase in interest expense.

For the nine months ended September 30, 1996 the Company incurred $7,976 of spin-off and other expenses related to the spin-off of Atlantic for which there were no corresponding costs in 1997.

Recoverable expenses, including real estate taxes and recoverable operating expenses, increased 2.3%, or $293, to $13,004 as compared to $12,711 for the nine months ended September 30, 1996 due primarily to expenses related to the Jackson West Shopping Center which opened in June 1996 and the expenses related to the Madison and Pelican Shopping Centers. The increase was offset by an increase in recoveries from tenants.

Depreciation and amortization increased 12.3%, or $625 to $5,692 as compared to $5,067 for the nine months ended September 30, 1996, due to the Jackson West Shopping Center opening in June 1996, the Madison and Pelican acquisitions, and the impact of the various other revenue producing and capital improvement expenditures.


General and administrative expenses increased 11.4%, or $366 to $3,583 as compared to $3,217 for the nine months ended September 30, 1996. The Company's level of general and administrative expenses is impacted by several factors, including the cost reimbursement relationship between the Operating Partnership and Ramco-Gershenson, Inc. (the "Manager"), the capitalization of costs relative to leasing and development at the centers owned by the Operating Partnership and the cost of the Company's administrative activities. The Manager also provides third party management, leasing, brokerage and development services to entities not controlled by the Company. These third party leasing and development fees earned under management contracts are not necessarily earned consistently over time since these fees are based on measurements related to specific transactions and are dependent on the availability of space to lease or develop at the centers. The operating expenses of the Manager include employee expenses, such as salaries and benefits, and office and other expenses. Some of these costs are fixed in nature. The net cost reimbursement to be charged as general and administrative expense to the Operating Partnership is dependent on the ability of the Manager to continue to charge leasing, brokerage and development fees to third party entities, while continuing to generate third party management business. It is also dependent on the Manager's ability to control expenses, the majority of which are employee-related expenses. Some of the expenses of the Manager, those which are directly attributable to revenues to be earned in the future, are charged to the Operating Partnership and capitalized in order to be amortized over the related revenue. The Company's administrative expenses include officers' salaries and benefits, trustee fees, directors' and officers' liability insurance, transfer agent and shareholders' relations expenses, and professional fees including legal, audit and tax.

Following is a breakdown of the general and administrative expenses shown in the financial statements:




                                                                 Three Months Ended                        Nine Months Ended
                                                                    September 30                             September 30,
                                                             1997                  1996               1997                  1996
                                                             ----                  ----               ----                  ----
                                                            Actual               Pro forma           Actual               Pro forma
MANAGER
Management Fees.................................           $  264                 $  303            $  778                 $  819
Leasing, Brokerage and Development Fees.........              142                     50               269                    124
Other Revenues..................................               98                     40               410                    190
Leasing/Development Cost Reimbursements.........              357                    291               952                    595
                                                           ------                 ------            ------                 ------
    Total Revenues..............................              861                    684             2,409                  1,728
                                                           ------                 ------            ------                 ------

Employee Expenses...............................            1,038                    820             3,033                  2,475
Office and Other Expenses.......................              252                    196               873                    659
Depreciation and Amortization...................               60                      8               183                     25
                                                           ------                 ------            ------                 ------
    Total Expenses..............................            1,350                  1,024             4,089                  3,159
                                                           ------                 ------            ------                 ------
Operating Partnership
  Cost Reimbursement Expenses...................              489                    340             1,680                  1,431
                                                           ------                 ------            ------                 ------
OPERATING PARTNERSHIP ADMINISTRATIVE EXPENSES                 524                    597             1,604                  1,546
                                                           ------                 ------            ------                 ------
SHOPPING CENTER LEVEL GENERAL AND
  ADMINISTRATIVE EXPENSES.......................               95                     82               299                    240
                                                           ------                 ------            ------                 ------
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES.......           $1,108                 $1,019            $3,583                 $3,217
                                                           ======                 ======            ======                 ======

The increase of $366 in general and administrative expenses for the nine months ended September 30, 1997 as compared to the pro forma nine months ended September 30, 1996, was primarily due to a $249 increase in the cost reimbursement to Ramco-Gershenson, Inc. The $249 increase in the cost reimbursement to the Manager was due to increased employee expenses due to additional headcount and the impact of annual salary and employee benefit increases.

Interest expense increased 11.6%, or $994, to $9,588 as compared to $8,594 for the nine months ended September 30, 1996, due to the impact of borrowings relative to the Madison and Pelican acquisitions, development cost reimbursements and other capital expenditures.


COMPARISON OF ACTUAL THREE MONTHS ENDED SEPTEMBER 30, 1997 TO PRO FORMA THREE MONTHS ENDED SEPTEMBER 30, 1996.

Total revenues for the three months ended September 30, 1997 increased by 7.7% or $1,032 to $14,461 as compared to $13,429 for the three months ended September 30, 1996. The increase was a result of a $601 increase in minimum rents, a $110 increase in percentage rents, a $370 increase in recoveries from tenants, and a $49 decrease in interest and other income for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996.

Minimum rents increased 6.9% or $601 to $9,304 for the three months ended September 30, 1997 as compared to $8,703 for the three months ended September 30, 1996. This increase was primarily due to the impact of new anchor tenants at Eastridge Commons, Troy Towne Center, Tel-Twelve Mall, and Jackson Crossing. Percentage rent increased 47.6% or $110 to $341 as compared to $231 for the three months ended September 30, 1996. Recoveries from tenants increased 8.6% or $370, to $4,677 from $4,307 for the three months ended September 30, 1996. The decrease was due to corresponding increases in recoverable operating and real estate tax expense. Interest and other income decreased 26.1% or $49, to $139, from $188 for the three months ended September 30, 1996.

Total expenses for the three months ended September 30, 1997 increased 10.6% or $1,079 to $11,283 from $10,204 for the three months ended September 30, 1996. The increase was due to a $42 decrease in spin-off and other expenses and a $76 decrease in other operating expenses, offset by a $254 increase in depreciation and amortization, $263 increase in recoverable operating expenses including real estate taxes, an $89 increase in general and administrative expenses, and a $557 increase in interest expense.

For the three months ended September 30, 1996 the Company incurred $42 of spin-off and other expenses related to the spin-off of Atlantic for which there were no corresponding costs in 1997.

Recoverable expenses, including recoverable operating and real estate tax expense, decreased 6.2% or $263 to $4,521 from $4,258 for the three months ended September 30, 1996. The increase was offset by a increase in recoveries from tenants.

Depreciation and amortization increased 16.8% or $288 to $1,999 compared to $1,711 for the three months ended September 30, 1996. The increase was primarily due to the Madison and Pelican acquisitions, and the impact of the various other revenue generating and capital improvement expenditures.

General and administrative expenses increased 8.7%, or $89, to $1,108 from $1,019 for the three months ended September 30, 1996. The increase was primarily due to a $149 increase in the cost reimbursement to Ramco-Gershenson, Inc. The $149 increase in the cost reimbursement was due to increased employee expenses due to additional headcount and the impact of annual salary and employee benefit increases.

Interest expense increased 19.1% or $557, to $3,476 as compared to $2,919 for the three months ended September 30, 1996, due to the impact of borrowings relative to the Jackson West Shopping Center, the Madison and Pelican acquisitions, and other capital expenditures.

The loss from unconsolidated entities decreased 42.9%, or $64, to $85 from $149 for the three months ended September 30, 1996.

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

The following table illustrates the calculation of FFO for the three months and nine months ended September 30, 1997, and 1996:



                                                           Three Months Ended                    Nine Months Ended
                                                              September 30,                        September 30
                                                   ------------------------------------------------------------------------
                                                         1997              1996                1997              1996
                                                         ----              ----                ----              ----
                                                        Actual           Pro forma            Actual           Pro forma
Net Income........................................      $2,287             $2,229             $ 6,882         $(1,207)
  Add:  Depreciation and amortization.............       1,999              1,705               5,692           5,061
  Add:  Minority interest in partnership..........         806                847               2,500           2,401
  Add:  Non-recurring spin-off and other expenses.           -                 42                   -           7,976
                                                        ------             ------             -------         -------
Funds from operations.............................      $5,092             $4,823             $15,074         $14,231
                                                        ======             ======             =======         =======
Weighted average equivalent shares outstanding
(1)..............................................        9,691              9,780               9,721           9,657
                                                        ======             ======             =======         =======
Supplemental disclosure:
  Straight-line rental income....................       $  304             $  372             $ 1,337         $ 1,049
                                                        ======             ======             =======         =======
Amortization of management contracts and covenant
  Not to compete.................................       $  124             $  124             $   248         $   248
                                                        ======             ======             =======         =======

(1) Represents the weighted average total shares outstanding, assuming the redemption of all Operating Partnership Units for common shares.

CAPITAL EXPENDITURES

During the nine months ended September 30, 1997, the Company spent approximately $1,579 on revenue generating capital expenditures including tenant allowances, leasing commissions paid to third-party brokers, legal costs relative to lease documents, and capitalized leasing and construction costs. These types of costs generate a return through rents from tenants over the term of their leases. Revenue enhancing capital expenditures, including expansions, renovations or repositionings were approximately $5,328. Revenue neutral capital expenditures, such as roof and parking lot repairs which are anticipated to be recovered from tenants, amounted to approximately $792.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In February 1997, the FASB issued SFAS No. 128, "Earnings per Share." This statement establishes standards for computing and presenting earnings per share ("EPS") and applies to all entities with publicly held common shares or potential common shares. This Statement replaces the presentation of primary EPS and fully diluted EPS with a presentation of basic EPS and diluted EPS, respectively. Basic EPS excludes dilution and is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period. Similar to fully diluted EPS, diluted EPS reflects the potential dilution of securities that could share in the earnings. This Statement is not expected to have a material effect on the Company's reported EPS amounts. The Statement is effective for the Company's financial statements for the year ending December 31, 1997.

In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure" which establishes standards for disclosing information about an entity's capital structure. The Statement is effective for the Company's financial statements for the year ending December 31, 1997. The adoption of SFAS No. 129 is not expected to have a material effect on the Company's financial statements.

In June 1997, the FASB issued SFAS No. 140, "Reporting Comprehensive Income" which establishes standards for reporting and displaying comprehensive income and its components in a full set of financial statements. The Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Statement is effective for the Company's financial statements for the year ending December 31, 1998 and is not expected to have a material effect on the Company's financial statements.

In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" which establishes standards for reporting information about operating segments in financial statements. It also establishes standards for disclosure about products and services, geographical areas, and major customers. The Statement is effective for the Company's financial statements for the year ending December 31, 1998. Management has not determined the impact of the statement on the Company's financial statements.

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

                      For Quarter Ended September 30, 1997




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits
          See Exhibit Index immediately preceding the exhibits.

     (b)  Report on Form 8-K
          No reports on Form 8-K were filed during the quarter for which this report was filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                                        RAMCO-GERSHENSON PROPERTIES TRUST

Date: November 14, 1997                  By: /s/ Dennis E. Gershenson
                                           -----------------------------------
                                           Dennis E. Gershenson
                                           President and Trustee
                                           (Chief Executive Officer)


Date: November 14, 1997                  By: /s/ Richard J. Smith
                                           -----------------------------------
                                           Richard J. Smith
                                           Chief Financial Officer
                                           (Principal Accounting Officer)

                                EXHIBIT INDEX


Exhibit No.     Description
-----------     -----------

10.1 Preferred Units and Stock Purchase Agreement dated as of September 30, 1997 by and among the Trust, Special Situations RG REIT, Inc., and the Advancing Party named therein.

10.2 Agreement Regarding Exercise of Registration Rights dated as of September 30, 1997 among the Trust, the Ramco Principals (as defined therein), the Other Holders (as defined therein), Special Situations RG REIT, Inc., and the Advancing Party.

10.3 Registration Rights Agreement dated as of September 30, 1997 by and among the Trust, Special Situations RG REIT, Inc., and the Advancing Party named therein.

10.4 Second Amended and Restated Master Revolving Credit Agreement dated as of October 30, 1997 among Ramco-Gershenson Properties, L.P. (the "Operating Partnership"), as Borrower, the Trust, as Guarantor, and BankBoston, N.A., and the other Banks which may become parties to the loan agreement, and BankBoston, N.A., as Agent.

10.5 Second Amended and Restated Note dated October 30, 1997 in the principal amount of $160,000,000 made by the Operating Partnership in favor of BankBoston, N.A.

10.6 Second Amended and Restated Unconditional Guaranty of Payment and Performance dated as of October 30, 1997 by the Trust in favor of BankBoston, N.A.

10.7 Unsecured Term Loan Agreement dated as of October 30, 1997 among the Operating Partnership, as Borrower, the Trust, as Guarantor, BankBoston, N.A., the other Banks which may become parties to the agreement, and BankBoston N.A., as Agent.

10.8 Note dated as of October 30, 1997 in the principal amount of $45,000,000 made by the Operating Partnership in favor of BankBoston, N.A.

10.9 Unconditional Guaranty of Payment and Performance dated as of October 30, 1997 by the Trust in favor of BankBoston, N.A.

10.10 Form of Contract of Sale dated July 7, 1997 relating to the acquisition of the Southeast Portfolio (Form #1).

10.11 Form of Contract of Sale dated July 7, 1997 relating to the acquisition of the Southeast Portfolio (Form #2).

10.12 Form of Contract of Sale dated July 7, 1997 relating to the acquisition of the Southeast Portfolio (Form #3).

10.13 Agreement dated July 7, 1997 by and between Seller (as defined therein) and the Operating Partnership, which agreement amends certain Contracts of Sale relating to the acquisition of the Southeast Portfolio.

27              Financial Data Schedule