Form 10-K405
period 1997-12-31
RAMCO GERSHENSON PROPERTIES TRUST
filed 1998-04-09
CIK 842183

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                         ------------------------------

                                   FORM 10-K

(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

FOR THE TRANSITION PERIOD FROM                TO

                         COMMISSION FILE NUMBER 1-10093

                       RAMCO-GERSHENSON PROPERTIES TRUST
             (Exact Name of Registrant as Specified in its Charter)

                   MARYLAND                                            13-6908486
       (State or Other Jurisdiction of                    (I.R.S. Employer Identification No.)
        Incorporated or Organization)
          27600 NORTHWESTERN HIGHWAY                                     48034
             SOUTHFIELD, MICHIGAN                                      (Zip Code)
   (Address of Principal Executive Offices)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 248-350-9900

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (B) OF THE ACT:

                                                             NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                              ON WHICH REGISTERED
             -------------------                             ---------------------
Common Shares of Beneficial Interest,                       New York Stock Exchange
$0.01 Par Value Per Share

Share Purchase Rights                                       New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT:

                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements to this Form 10-K. [X]

     Aggregate market value of the voting shares held by non-affiliates of the registrant as of March 3, 1998: approximately $138,157,000.

     Approximately 7,123,355 Common Shares of Beneficial Interest of the registrant were outstanding as of March 3, 1998.

     DOCUMENT INCORPORATED BY REFERENCE: Portions of the 1998 Ramco-Gershenson Properties Trust Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Annual Report on Form 10-K with respect to the annual meeting of shareholders to be held on June 10, 1998 are incorporated by reference into Part III.
================================================================================

                               TABLE OF CONTENTS

NOTE:Ramco-Gershenson Properties Trust is sometimes referred to in this Annual
     Report on Form 10-K as "Registrant", or the "Company".

            ITEM                                                                   PAGE
            ----                                                                   ----
PART I       1.    Business....................................................      2
             2.    Properties..................................................      9
             3.    Legal Proceedings...........................................     14
             4.    Submission of Matters to a Vote of Security Holders.........     14
PART II      5.    Market for Registrant's Common Equity and Related
                   Stockholder Matters.........................................     15
             6.    Selected Financial Data.....................................     17
             7.    Management's Discussion and Analysis of Financial Condition
                   and Results of Operations...................................     19
             8.    Financial Statements and Supplementary Data.................     29
             9.    Changes in and Disagreements with Accountants on Accounting
                   and Financial Disclosure....................................     29
PART III    10.    Directors and Executive Officers of the Registrant..........     30
            11.    Executive Compensation......................................     30
            12.    Security Ownership of Certain Beneficial Owners and
                   Management..................................................     30
            13.    Certain Relationships and Related Transactions..............     30
PART IV     14.    Exhibits, Financial Statement Schedules, and Reports on Form
                   8-K.........................................................     31
                                                                                    35
SIGNATURES.....................................................................

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Ramco-Gershenson Properties Trust (the "Company") is a Maryland trust organized pursuant to Articles of Amendment and Restatement of Declaration of Trust dated October 2, 1997. The Company is the successor entity of Ramco-Gershenson Properties Trust (the "Massachusetts Trust"), a Massachusetts business trust. In December 1997, with the approval of its shareholders, the Company changed its state of organization from Massachusetts to Maryland through the termination of the Massachusetts Trust's Amended and Restated Declaration of Trust by amending such Amended and Restated Declaration of Trust to provide for the termination of the Trust, the merger (the "Change of Venue Merger") of the Massachusetts Trust into the Company and the conversion of each outstanding share of beneficial interest in the Massachusetts Trust into a common share of beneficial interest of the Company. The term the "Company" refers to Ramco-Gershenson Properties Trust and/or its predecessors.

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

     In May 1996, the Company (i) acquired substantially all of the shopping center and retail properties as well as the management organization and business operations, of Ramco-Gershenson, Inc. and certain of its affiliates (the "Ramco Acquisition"), (ii) changed the Company's name from RPS Realty Trust to Ramco-Gershenson Properties Trust, (iii) combined the outstanding shares of the Company by way of a one-for-four reverse split, and, (iv) spun-off eight mortgage loans and two real properties (the "RPS Mortgage Assets") to Atlantic Realty Trust , a newly formed real estate investment trust ("Atlantic"). The Ramco Acquisition was accomplished by the transfer by the Company to Ramco-Gershenson Properties, L.P. (the "Operating Partnership"), a Delaware limited partnership of which the Company is the general partner, of six properties containing approximately 931,000 square feet of gross leasable area ("GLA") and of $68,000,000 in cash, and by the transfer to the Operating Partnership by the principals of Ramco-Gershenson, Inc. (the "Ramco Principals") and by their affiliates (collectively the "Ramco Group"), of, (a) 20 properties containing approximately 4,826,000 square feet of gross leasable area (the "Ramco Properties"), (b) 100% of the non-voting stock and 5% of the voting stock (representing in excess of 95% of the economic interest) in Ramco-Gershenson, Inc. ("Ramco") (c) 50% general partner interests in two partnerships which each own a shopping center comprising a total of approximately 288,000 square feet of GLA (d) rights in and/or options to acquire certain development land totaling approximately 155 acres, (e) options to acquire interests in six shopping center properties and (f) five outparcels totaling 7.1 acres. In return for its transfers, the Ramco Group received 2,377,492 Units ("Units") of the Operating Partnership (representing an approximate 25% limited partnership interest in the Operating Partnership). The acquisition was accounted for using the purchase method. The purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair market value. Units were valued at approximately $16.50 per share representing the average trading price of the Company's stock immediately preceding and following the Ramco Acquisition. In addition, the Ramco Group received 279,181 Units as a partial earnout relative to Jackson Crossing Shopping Center (representing an approximate 2% limited partnership interest in the Operating Partnership). The Ramco Group's aggregate Units of 2,656,673 represented an approximate 27% limited partnership interest in the Operating Partnership. The Company assumed approximately $176,556,000 of secured indebtedness on the Ramco Properties. The aggregate interest in the Operating Partnership to be received by the Ramco Group may be increased to a maximum of approximately 29% if certain leasing objectives with respect to Jackson Crossing were fulfilled by March 31, 1997. The Company is in the process of evaluating the Jackson Crossing earnout and determining appropriate due diligence procedures to be performed relative to the proposed calculation. The potential impact of additional units is not expected to be material. Subject to certain limitations, the Units in the Operating Partnership are exchangeable into common shares of the Company on a one-for-one basis. No Units have been exchanged to date. In connection with the Ramco Acquisition, the Company entered into three-year employment agreements with Joel
D. Gershenson (the Chairman and a Director of the Company), Dennis E. Gershenson (the President and a Director of the Company), Richard D. Gershenson (an Executive Vice President and the Secretary of the Company), Bruce A. Gershenson (an Executive Vice President and the Treasurer of the Company) and Michael A. Ward (an Executive Vice President and the Chief Operating Officer of the Company). The Ramco Acquisition permitted the Company to become a self-administered, self-managed and fully integrated real estate investment trust.

     The Company was organized for the purpose of qualifying as a real estate investment trust ("REIT") under Section 856-860 of the Internal Revenue Code of 1986, as amended (the "Code").

     Operations of the Company. The Company is engaged in the business of owning, developing, acquiring, managing and leasing community shopping centers, regional malls and single tenant retail properties, nationally. At December 31, 1997, the Company had a portfolio of 50 shopping centers, with more than 9,700,000 square feet of gross leasable area, located in Michigan, Ohio, Florida, New York, New Jersey, Maryland, North Carolina, South Carolina, Tennessee, Alabama, Wisconsin and Georgia.

     The Company's properties consist of 2 regional enclosed malls, 39 community centers, 6 power centers, and 3 single tenant retail properties. Regional enclosed malls are larger retail properties (containing 400,000 to more than 1,000,000 square feet of GLA) with two or more department stores as anchors and a wide variety of stores along enclosed, climate controlled malls connecting the anchors.

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

     The Company conducts substantially all of its business through the Operating Partnership. The Company is the sole general partner of, and has exclusive power to manage and conduct the business of, the Operating Partnership. The Operating Partnership holds substantially all of the Company's interest in its properties, either directly or indirectly through subsidiaries (including subsidiary property partnerships). The Operating Partnership also owns 100% of the non-voting common stock and 5% of the voting common stock of Ramco; such stock ownership enables the Company to receive in excess of 95% of the dividend and liquidating distributions of Ramco. The Company's property management operations are conducted through Ramco to facilitate compliance with certain REIT requirements under the Code. The income attributable to the ownership of the Ramco stock is accounted for under the equity method.

     The Company's business objective and operating strategy is to increase funds from operations and cash available for distribution per share. The Company expects to achieve internal growth and to enhance the value of the properties by increasing their rental income over time through (i) contractual rent increases,
(ii) the leasing and re-leasing of available space at higher rental levels, and
(iii) the selective renovation of the properties. The Company intends to achieve external growth through the selective development of new shopping center properties, the acquisition of shopping center properties and through the expansion and redevelopment of existing properties.

     Ramco performs all property management functions for the properties. At December 31, 1997, Ramco had 129 full-time employees devoted exclusively to property management, including on-site personnel. Property management efforts are directed toward improving tenant sales and rents by continually repositioning the centers. Ramco strives to meet the needs of its tenants in the areas of promotion, marketing and ongoing management of its properties and seeks to bring together a sufficient critical mass of complementary tenants. As part of its property management efforts, Ramco monitors tenant mix, store size, sales results and store locations, and works closely with tenants to improve the overall performance of their stores. Ramco seeks to anticipate trends in the retailing industry and introduce new retail names and concepts into its shopping center properties in response to these trends.

     As part of its ongoing business strategy, the Company seeks to expand and redevelop existing properties in its shopping center portfolio, as well as newly acquired properties, depending on tenant demands and market conditions. The Company plans to take advantage of attractive purchase opportunities by acquiring additional shopping center properties in underserved, attractive and/or expanding markets. The Company also seeks to acquire strategically located, quality shopping centers that (i) have leases at rental rates below market rates, (ii) have potential for rental and/or occupancy increases or (iii) offer cash flow growth or capital appreciation potential where the Company's financial strength, relationships with retail companies or expansion or redevelopment capabilities can enhance value, and provide anticipated total returns that will increase the Company's cash available for distribution per share. The Company believes that its in-house redevelopment and expansion capabilities provide it with opportunities to acquire shopping center properties that may not necessarily be attractive to other owners.

DEVELOPMENTS IN 1997

     In May 1997 the Company acquired Madison Center in Madison Heights, Michigan for approximately $7,400,000. The shopping center is an approximately 186,000 square foot community center anchored by Kmart (87,000 square feet), Dunhams (25,000 square feet), and Oakridge Market (20,000 square feet). The Madison Center is well located in a densely populated trade area with opportunities including the potential expansion of several anchor stores, reconfiguration of existing retail space and development of pad sites on the property.

     Pelican Plaza, located in Sarasota, Florida, was acquired in July 1997 for $7,200,000. The shopping center is an approximately 106,000 square foot community shopping center/office development anchored by Linens 'N Things (36,000 square feet). The shopping center is strategically located directly across the street from Sarasota Square, the largest regional enclosed mall in Sarasota County.

     On October 30, 1997, the Company completed the acquisition of 15 shopping center properties (the "Southeast Portfolio") which contain approximately 2.5 million square feet of GLA. Approximately 539,000 square feet of GLA at seven of the Southeast Portfolio shopping centers is leased to Wal-Mart, but not currently occupied by Wal-Mart, although Wal-Mart remains obligated under the respective lease agreements. Wal-Mart has entered into various subleases with sub-tenants currently covering approximately 277,000 square feet of GLA. Wal-Mart remains obligated under the terms of the respective lease agreements for varying time periods.

     The properties were acquired for approximately $124,500,000. The Southeast Portfolio is comprised of the following:

     Athens Town Center is a 210,000 square foot community center located in Athens, Alabama. The center is anchored by Wal-Mart (86,000 square feet) and Bruno's (43,000 square feet). Wal-Mart has subleased its space to Goody's Family Clothing, Tractor Supply Co. and Big Lots.

     Cox Creek Plaza is a 139,000 square foot community center located in Florence, Alabama. The center is anchored by Wal-Mart (99,000 square feet). Wal-Mart has subleased its space to Goody's Family Clothing and Toys R Us.

     Crestview Corners is a 112,000 square foot community center located in Crestview, Florida. The center is anchored by Wal-Mart (51,000 square feet) and Fleming Foods (29,000 square feet). Wal-Mart currently is not occupying its leased premises but remains obligated to pay rent under the lease agreement.

     Cumberland Gallery is a 98,000 square foot community center located in New Tazewell, Tennessee. The center is anchored by Wal-Mart (41,000 square feet) and Ingles Grocery (32,000 square feet).

     Edgewood Square is a 217,000 square foot community center located in North Augusta, South Carolina. The center is anchored by Wal-Mart (123,000 square feet), Goody's Family Clothing (35,000 square feet), and Bi-Lo Grocery (32,000 square feet).

     Hickory Corners is a 147,000 square foot community center located in Hickory, North Carolina. The center is anchored by Wal-Mart (82,000 square feet) and Food Lion Grocery (25,000 square feet). Construction of a 23,500 square foot OfficeMax store was completed and the store opened in January 1998. Wal-Mart has subleased its space to Media Play and Toys R Us.

     Highland Square is a 172,000 square foot community center located in Crossville, Tennessee. The center is anchored by Wal-Mart (82,000 square feet) and Kroger (49,000 square feet). Wal-Mart currently is not occupying its leased premises but remains obligated to pay rent under the lease agreement.

     Holly Springs is a 156,000 square foot community center located in Franklin, North Carolina. The center is anchored by Wal-Mart (92,000 square feet) and Ingles Grocery (32,000 square feet).

     Indian Hills is a 129,000 square foot community center located in Calhoun, Georgia. The center is anchored by Wal-Mart (66,000 square feet) and Ingles Grocery (32,000 square feet). Wal-Mart currently is not occupying its leased premises but remains obligated to pay rent under the lease agreement.

     Mays Crossing is a 137,000 square foot community center located in Stockbridge, Georgia. The center is anchored by Wal-Mart (73,000 square feet) and Ingles Grocery (27,000 square feet). Wal-Mart has subleased its space to Old America Stores and Big Lots.

     Northwest Crossing is a 262,000 square foot community center located in Knoxville, Tennessee. The center is anchored by Wal-Mart (139,000 square feet), Ingles Grocery (44,000 square feet), and Goody's Family Clothing (35,000 square feet).

     Ridgeview Crossing is a 212,000 square foot community center located in Elkin, North Carolina. The center is anchored by Wal-Mart (110,000 square feet), Ingles Grocery (32,000 square feet), and Belk Department Store (35,000 square feet).

     Stonegate Plaza is a 138,000 square foot community center located in Kingsport, Tennessee. The center is anchored by Wal-Mart (102,000 square feet) and Food Lion Grocery (25,000 square feet).

     Taylors Square is a 243,000 square foot community center located in Greenville, South Carolina. The center is anchored by Wal-Mart (134,000 square feet), Belk Department Store (41,000 square feet), and Goody's Family Clothing (35,000 square feet).

     Tellico Plaza is a 114,000 square foot community center located in Lenoir City, Tennessee. The center is anchored by Wal-Mart (66,000 square feet) and Bi-Lo Grocery (29,000 square feet).

     In December 1997, the Company acquired Village Lakes Shopping Center in Land O' Lakes, Florida for approximately $8,600,000. The shopping center is an approximately 186,000 square foot community center. Village Lakes is anchored by Wal-Mart (85,000 square feet) and Kash 'N Karry Food Store (40,000 square feet).

COMPETITION

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

     The Company is subject to the risks that upon expiration of leases for space located in its properties, the leases may not be renewed, the space may not be relet or the terms of renewal or reletting (including the cost of required renovations) may be less favorable than current lease terms. Leases on a total of approximately 6.97% of the Company owned GLA will expire in 1998. If the Company was unable to promptly relet or renew the leases for all or a substantial portion of this space and, if the rental rates upon such renewal or reletting were significantly lower than expected rates, then the Company's cash flow and ability to make distributions to Shareholders may be adversely affected. If the Company was unable to maintain its current occupancy levels then the Company's cash flow and ability to make expected distributions to Shareholders may be adversely affected.

     The shopping center industry is seasonal in nature. Tenant sales and occupancy are higher in the fourth quarter due to the Christmas selling season. Back-to-school and Easter events also result in sales fluctuations.

TAX MATTERS

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

     During the third quarter of 1994, the Company held more than 25% of its value of its gross assets in overnight Treasury Bill reverse repurchase transactions which the United States Internal Revenue Service (the "IRS") may view as non-qualifying assets for the purposes of satisfying an asset qualification test applicable to REITs, based on a Revenue Ruling published in 1977 (the "Asset Issue"). The Company has requested that the IRS enter into a closing agreement with the Company that the Asset Issue will not impact the Company's status as a REIT. The IRS has deferred any action relating to the Asset Issue pending the further examination of the Company's 1991-1995 tax returns (the "Tax Audit"). Based on developments in the law which have occurred since 1977, the Company's Tax Counsel, Battle Fowler LLP, has rendered an opinion that the Company's investment in Treasury Bill repurchase obligations would not adversely affect its REIT status. However, such opinion is not binding upon the IRS.

     In connection with the spin-off of Atlantic, Atlantic has assumed all liability arising out of the Tax Audit and the Asset Issue, including liabilities for interest and penalties and attorneys fees relating thereto. In connection with the assumption of such potential liabilities, Atlantic and the Company have entered into a tax agreement which provides that the Company (under the direction of its Continuing Trustees), and not Atlantic, will control, conduct and effect the settlement of any tax claims against the Company relating to the Tax Audit and the Asset Issue. Accordingly, Atlantic will not have any control as to the timing of the resolution or disposition of any such claims. The Company and Atlantic also received an opinion from Special Tax Counsel, Wolf, Block, Schorr and Solis-Cohen LLP, that, to the extent there is a deficiency in the Company's taxable income arising out of the IRS examination and provided the Company timely makes a deficiency dividend (i.e., declares and pays a distribution which is permitted to relate back to the year for which each deficiency was determined to satisfy the requirement that the REIT distribute 95 percent of its taxable income), the classification of the Company as a REIT for the taxable years under examination would not be affected. Under the tax agreement referred to above, Atlantic has agreed to reimburse the Company for the amount of any deficiency dividend so made. If notwithstanding the above-described opinions of legal counsel, the IRS successfully challenged the status of the Company as a REIT, its status could be adversely affected. If the Company lost its status as a REIT, the Company believes that it will be able to re-elect REIT status for the taxable year beginning January 1, 1999.

     Although the IRS agent conducting the examination has not issued his final examination report with respect to the tax issues raised in the Tax Audit, including the Asset Issue (collectively, the "Tax Issues"), the Company has received a preliminary draft of the examining agent's report. The draft report sets forth a number of positions which the examining agent has taken with respect to the Company's taxes for the years that are subject to the Tax Audit, which the Company believes are not consistent with applicable law and regulations of the IRS. If the final report were issued in its current form, the liability of Atlantic to indemnify the Company may be substantial. The Continuing Trustees of the Company are engaged in ongoing discussions with the examining agent and his supervisors with regard to the positions set forth in the draft report. There can be no assurance that, after conclusion of discussions with such agent and his supervisors regarding the draft report, the examining agent will not issue the proposed report in the form previously delivered to the Company (or another form). Issuance of the revenue agent's report constitutes only the first step in the IRS administrative process for determining whether there is any deficiency in the Company's tax liability for the years at issue and any adverse determination by the examining agent is subject to administrative appeal within the IRS and, thereafter, to judicial review. As noted above, pursuant to the tax agreement between Atlantic and the Company, Atlantic has assumed all liability arising out of the Tax Audit and the Tax Issues. Based on the amount of Atlantic's assets, as disclosed in its Annual Report on Form 10-K for the year ended December 31, 1997, the Company does not believe that the ultimate resolution of the Tax Issues will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

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

     In connection with the ownership (direct or indirect), operation, management and development of real properties, the Company may be potentially liable for remediation, releases or injury. In addition, Environmental Laws impose on owners or operators the requirement of on-going compliance with rules and regulations regarding business-related activities that may affect the environment. Such activities include, for example, the ownership or use of transformers or underground tanks, the treatment or discharge of waste waters or other materials, the removal or abatement of asbestos-containing materials ("ACMs") or lead-containing paint during renovations or otherwise, or notification to various parties concerning the potential presence of regulated matter, including ACMs. Failure to comply with such requirements could result in difficulty in the lease or sale of any affected property and/or the imposition of monetary penalties, fines or other sanctions in addition to the costs required to attain compliance. Various of the Company's properties have or may contain ACMs or underground storage tanks ("USTs"); however, except as set forth below, the Company is not aware of any potential environmental liability which could reasonably be expected to have a material impact on the Company's business or operations. No assurance can be given that future laws, ordinances or regulations will not impose any material environmental requirement or liability, or that a material adverse environmental condition does not otherwise exist.

     There was a release of approximately 2,300 gallons of gasoline from a product line break in August 1986 and a release of approximately 1,200 gallons of gasoline from a delivery line break in October 1991 at a gasoline station located at Jackson Crossing. A release of gasoline was also discovered in 1987 at the time of removal of USTs from a gasoline station located adjacent to Lake Orion Plaza. Subsequent investigations indicated that levels of contamination exist in the ground water under such properties. The Ramco Principals, jointly and severally, have agreed to indemnify the Company, the Operating Partnership and their respective subsidiaries and affiliates for any and all damages arising from or in connection with such environmental conditions at the Jackson Crossing and Lake Orion Plaza properties.

     Year 2000 Compliance. The Company has assessed the exposure of its computer systems presented by the upcoming change in the millenium. Based on the assessment, the Company believes that all of the Company's material computer systems are currently year 2000 compliant. The Company does not believe that any material expenditures will be required to be fully year 2000 compliant.

ITEM 2. PROPERTIES

     The Company's properties are located in twelve states primarily throughout the Midwest, East and the Southeast United States as follows:

                                                                    ANNUALIZED BASE
                                        NUMBER OF     COMPANY            RENTAL
                STATE                   PROPERTIES   OWNED GLA    AT DECEMBER 31, 1997
                -----                   ----------   ---------    --------------------
Michigan..............................      20       3,551,501        $24,097,503
Florida...............................       7       1,059,582          4,914,136
Tennessee.............................       5         784,090          4,221,113
Georgia...............................       3         372,856          2,347,412
North Carolina........................       3         514,044          2,845,401
Ohio..................................       3         378,218          3,521,262
Alabama...............................       2         348,790          1,499,133
New York..............................       2          98,635            442,338
South Carolina........................       2         460,803          2,761,808
Maryland..............................       1         250,016          1,380,245
New Jersey............................       1         224,249          2,262,672
Wisconsin.............................       1         329,407          2,196,088
                                            --       ---------        -----------
     Total............................      50       8,372,191        $52,489,111
                                            ==       =========        ===========

-------------------------
(1) Annualized Base Rental Revenue is December 1997 base rental revenues multiplied by 12.

     With the exception of Kentwood Towne Centre and Southfield Plaza Expansion in which the Company owns a 50% interest in the partnerships that own such properties, all of the properties are 100% owned by the Operating Partnership or its subsidiaries.

     Additional information regarding the Properties is included in the Property Schedule on the following pages.

                       RAMCO-GERSHENSON PROPERTIES TRUST

                               PROPERTY SCHEDULE

                                                                                   YEAR OPENED OR
                                                                                    ACQUIRED/YEAR                  COMPANY
                                                                                      OF LATEST        ANCHOR       OWNED
                                                                                    RENOVATION OR       OWNED      ANCHOR
           PROPERTY                     LOCATION             TYPE OF PROPERTY       EXPANSION(3)         GLA         GLA
           --------                     --------             ----------------      --------------      ------      -------
ALABAMA
Athens Town Center............  Athens, AL                 Community Center       1997/NA                           128,747
Cox Creek Plaza...............  Florence, AL               Community Center       1997/NA                            99,428
FLORIDA
Crestview Corners.............  Crestview, FL              Community Center       1997/1993                          79,603
Shoppes of Lakeland...........  Lakeland, FL               Power Center           1996/NA                           216,792
Lantana Plaza.................  Lantana, FL                Community Center       1993/NA                            40,275
Naples Towne Center...........  Naples, FL                 Community Center       1983/NA               104,577      21,000
Sunshine Plaza................  Tamarac, FL                Community Center       1991/NA                           146,342
Pelican Plaza.................  Sarasota, FL               Community Center       1997/NA                            35,768
Village Lakes Shopping
 Center.......................  Land O' Lakes, FL          Community Center       1997/NA                           125,141
GEORGIA
Holcomb Center................  Alpharetta, GA             Community Center       1996/NA                            39,668
Indian Hills..................  Calhoun, GA                Community Center       1997/NA                            97,930
Mays Crossing.................  Stockbridge, GA            Community Center       1997/1986                         100,183
MARYLAND
Crofton Plaza.................  Crofton, MD                Community Center       1991/NA                           181,039
MICHIGAN
Clinton Valley Mall...........  Sterling Heights, MI       Community Center       1979/1993                         108,680
Clinton Valley Strip..........  Sterling Heights, MI       Community Center       1979/NA                50,000           0
Eastridge Commons.............  Flint, MI                  Community Center       1990/1997             101,909     123,869
Edgewood Towne Center.........  Lansing, MI                Power Center           1990/1992             209,272      23,524
Ferndale Plaza................  Ferndale, MI               Community Center       1984/NA                                 0
Fraser Shopping Center........  Fraser, MI                 Community Center       1983/NA                            52,784
Jackson Crossing..............  Jackson, MI                Regional Mall          1990/1996             254,243     112,967
Jackson West..................  Jackson, MI                Community Center       1996/NA                           153,997
Kentwood Towne Centre[2]......  Kentwood, MI               Power Center           1989/NA               101,909     122,390

                                                                                               % OF TOTAL
                                                                                                COMPANY
                                 COMPANY      TOTAL       TOTAL                    COMPANY       OWNED
                                  OWNED     SHOPPING     COMPANY    % OF TOTAL    OWNED GLA    GLA LEASED
                                 TENANT      CENTER       OWNED      COMPANY      LEASED AS      AS OF
           PROPERTY                GLA         GLA         GLA      OWNED GLA    OF 12/31/97    12/31/97
           --------              -------    --------     -------    ----------   -----------   ----------
ALABAMA
Athens Town Center............     80,815     209,562     209,562       2.5%        185,087        88.3%

Cox Creek Plaza...............     39,800     139,228     139,228       1.7%        127,528        91.6%
FLORIDA
Crestview Corners.............     32,050     111,653     111,653       1.3%        110,453        98.9%

Shoppes of Lakeland...........     32,000     248,792     248,792       3.0%        245,592        98.7%

Lantana Plaza.................     76,022     116,297     116,297       1.4%         99,497        85.6%
Naples Towne Center...........     23,152     148,729      44,152       0.5%         14,578        33.0%

Sunshine Plaza................     99,729     246,071     246,071       2.9%         75,149        30.5%
Pelican Plaza.................     70,373     106,141     106,141       1.3%         93,801        88.4%
Village Lakes Shopping
 Center.......................     61,335     186,476     186,476       2.2%        186,476       100.0%

GEORGIA
Holcomb Center................     66,835     106,503     106,503       1.3%         91,235        85.7%
Indian Hills..................     31,200     129,130     129,130       1.5%        126,730        98.1%

Mays Crossing.................     37,040     137,223     137,223       1.6%        136,023        99.1%

MARYLAND
Crofton Plaza.................     68,977     250,016     250,016       3.0%        248,927        99.6%

MICHIGAN
Clinton Valley Mall...........     48,333     157,013     157,013       1.9%        156,868        99.9%
Clinton Valley Strip..........     44,360      94,360      44,360       0.5%         44,360       100.0%
Eastridge Commons.............     45,637     271,415     169,506       2.0%        169,506       100.0%

Edgewood Towne Center.........     62,233     295,029      85,757       1.0%         85,757       100.0%

Ferndale Plaza................     30,916      30,916      30,916       0.4%         30,916       100.0%
Fraser Shopping Center........     23,800      76,584      76,584       0.9%         74,584        97.4%

Jackson Crossing..............    267,292     634,502     380,259       4.5%        314,939        82.8%

Jackson West..................     35,320     189,317     189,317       2.3%        189,317       100.0%

Kentwood Towne Centre[2]......     61,265     285,564     183,655       2.2%        183,655       100.0%


           PROPERTY                     ANCHORS
           --------                     -------
ALABAMA
Athens Town Center............  Wal-Mart(4)
                                Bruno's Food World
Cox Creek Plaza...............  Wal-Mart(4)
FLORIDA
Crestview Corners.............  Wal-Mart(4)
                                Fleming Foods
Shoppes of Lakeland...........  Builder's Square
                                Montgomery Ward
                                Service Merchandise
Lantana Plaza.................  Publix
Naples Towne Center...........  Florida Food & Drug(1)
                                Kmart(1)
Sunshine Plaza................  Publix
Pelican Plaza.................  Linens 'N Things
Village Lakes Shopping
 Center.......................  Wal-Mart
                                Kash 'N Karry Food Store
GEORGIA
Holcomb Center................  A & P
Indian Hills..................  Wal-Mart(4)
                                Ingles Grocery
Mays Crossing.................  Wal-Mart(4)
                                Ingles Grocery
MARYLAND
Crofton Plaza.................  Basic's Supermarket
                                Drug Emporium
                                Kmart
MICHIGAN
Clinton Valley Mall...........  Montgomery Ward
Clinton Valley Strip..........  Service Merchandise(1)
Eastridge Commons.............  T.J. Maxx
                                Farmer Jack
                                Staples
                                Target(1)
Edgewood Towne Center.........  OfficeMax
                                Sam's Club(1)
                                Target(1)
Ferndale Plaza................  None
Fraser Shopping Center........  Oakridge Market
                                Rite-Aid
Jackson Crossing..............  Kohl's Department Store
                                Sears(1)
                                Target(1)
                                Toys R Us
Jackson West..................  Lowe's
                                OfficeMax
Kentwood Towne Centre[2]......  Builder's Square
                                OfficeMax
                                Target(1)


                                                                                   YEAR OPENED OR
                                                                                    ACQUIRED/YEAR                  COMPANY
                                                                                      OF LATEST        ANCHOR       OWNED
                                                                                    RENOVATION OR       OWNED      ANCHOR
           PROPERTY                     LOCATION             TYPE OF PROPERTY       EXPANSION(3)         GLA         GLA
           --------                     --------             ----------------      --------------      ------      -------
Lake Orion Plaza..............  Lake Orion, MI             Community Center       1977/NA                           114,574
Madison Center................  Madison Heights, MI        Community Center       1997/NA                           132,360
New Towne Plaza...............  Canton, MI                 Community Center       1976/1993                          95,810
Oak Brook Square..............  Flint, MI                  Community Center       1989/NA                            57,160
Roseville Plaza...............  Roseville, MI              Community Center       1983/1994                         114,507
Southfield Plaza..............  Southfield, MI             Community Center       1983/1983                         128,192
Southfield Plaza
 Expansion(2).................  Southfield, MI             Community Center       1985/NA                                 0
Taylor Plaza..................  Taylor, MI                 Single Tenant Retail   1996/NA                           122,374
Tel-Twelve Mall...............  Southfield, MI             Regional Mall          1983/1997                         504,448
West Oaks I...................  Novi, MI                   Power Center           1981/1997                         207,833
West Oaks II..................  Novi, MI                   Power Center           1987/NA               220,097      25,000
NEW JERSEY
Chester Springs...............  Chester, NJ                Community Center       1994/NA                            81,760
NEW YORK
Toys R Us.....................  Commack, NY                Single Tenant Retail   1992/NA                            47,500
Trinity Corners...............  Pound Ridge, NY            Community Center       1992/NA                            28,515
NORTH CAROLINA
Hickory Corners...............  Hickory, NC                Community Center       1997/1987                         106,922
Holly Springs Plaza...........  Franklin, NC               Community Center       1997/1992                         124,484
Ridgeview Crossing............  Elkin, NC                  Community Center       1997/1995                         168,659
OHIO
OfficeMax Center..............  Toledo, OH                 Single Tenant Retail   1994/NA                            22,930

                                                                                               % OF TOTAL
                                                                                                COMPANY
                                 COMPANY      TOTAL       TOTAL                    COMPANY       OWNED
                                  OWNED     SHOPPING     COMPANY    % OF TOTAL    OWNED GLA    GLA LEASED
                                 TENANT      CENTER       OWNED      COMPANY      LEASED AS      AS OF
           PROPERTY                GLA         GLA         GLA      OWNED GLA    OF 12/31/97    12/31/97
           --------              -------    --------     -------    ----------   -----------   ----------
Lake Orion Plaza..............     14,878     129,452     129,452       1.5%        129,452       100.0%

Madison Center................     60,384     192,744     192,744       2.3%        176,006        91.3%

New Towne Plaza...............     67,594     163,404     163,404       1.9%        163,404       100.0%
Oak Brook Square..............     83,122     140,282     140,282       1.7%        136,382        97.2%

Roseville Plaza...............    116,824     265,531     265,531       3.2%        244,455        92.1%

Southfield Plaza..............     37,168     165,360     165,360       2.0%        165,360       100.0%

Southfield Plaza
 Expansion(2).................     19,410      19,410      19,410       0.2%         15,800        81.4%
Taylor Plaza..................          0     122,374     122,374       1.5%        122,374       100.0%
Tel-Twelve Mall...............    168,022     672,470     672,470       8.0%        656,719        97.7%

West Oaks I...................     34,330     242,163     242,163       2.9%        201,482        83.2%

West Oaks II..................     95,944     341,041     120,944       1.4%        116,489        96.3%

NEW JERSEY
Chester Springs...............    142,489     224,249     224,249       2.7%        214,194        95.5%

NEW YORK
Toys R Us.....................          0      47,500      47,500       0.6%         47,500       100.0%
Trinity Corners...............     22,620      51,135      51,135       0.6%         35,134        68.7%
NORTH CAROLINA
Hickory Corners...............     40,014     146,936     146,936       1.8%        144,136        98.1%

Holly Springs Plaza...........     31,100     155,584     155,584       1.9%        154,084        99.0%

Ridgeview Crossing............     42,865     211,524     211,524       2.5%        210,024        99.3%

OHIO
OfficeMax Center..............          0      22,930      22,930       0.3%         22,930       100.0%


           PROPERTY                     ANCHORS
           --------                     -------
Lake Orion Plaza..............  Kmart
                                Farmer Jack (A&P)
Madison Center................  Kmart
                                Oakridge Market
                                Dunham's
New Towne Plaza...............  Kmart
Oak Brook Square..............  Kids R Us
                                T.J. Maxx
Roseville Plaza...............  A & P
                                Marshall's
                                Service Merchandise
Southfield Plaza..............  Burlington Coat Factory
                                Marshall's
                                Service Merchandise
Southfield Plaza
 Expansion(2).................  None
Taylor Plaza..................  Kmart
Tel-Twelve Mall...............  Kmart
                                Montgomery Ward
                                Office Depot
                                Crowley's
                                Circuit City
                                Media Play
                                Chrysler (land lease)
                                Crowley's (land lease)
West Oaks I...................  Circuit City
                                Kmart (land lease)
                                Service Merchandise
West Oaks II..................  Builder's Square(1)
                                Kids R Us(1)
                                Kohl's Department
                                Store(1)
                                Marshall's
                                Toys R Us(1)
NEW JERSEY
Chester Springs...............  Shop-Rite Supermarket
                                Rickel Home Centers
NEW YORK
Toys R Us.....................  Toys R Us
Trinity Corners...............  Scott's Corner Market
NORTH CAROLINA
Hickory Corners...............  Food Lion Grocery
                                Wal-Mart(4)
Holly Springs Plaza...........  Ingles Grocery
                                Wal-Mart
Ridgeview Crossing............  Belk Department Store
                                Ingles Grocery
                                Wal-Mart
OHIO
OfficeMax Center..............  OfficeMax


                                                                                   YEAR OPENED OR
                                                                                    ACQUIRED/YEAR                  COMPANY
                                                                                      OF LATEST        ANCHOR       OWNED
                                                                                    RENOVATION OR       OWNED      ANCHOR
           PROPERTY                     LOCATION             TYPE OF PROPERTY       EXPANSION(3)         GLA         GLA
           --------                     --------             ----------------      --------------      ------      -------
Spring Meadows Place..........  Holland, OH                Power Center           1987/1997             275,372      81,125
Troy Towne Center.............  Troy, OH                   Community Center       1990/1996              90,921      85,000
SOUTH CAROLINA
Edgewood Square...............  North Augusta, SC          Community Center       1997/1995                         189,544
Taylors Square................  Greenville, SC             Community Center       1997/1995                         209,724
TENNESSEE
Cumberland Gallery............  New Tazewell, TN           Community Center       1997/NA                            73,304
Highland Square...............  Crossville, TN             Community Center       1997/NA                           131,126
Northwest Crossing............  Knoxville, TN              Community Center       1997/1995                         218,443
Stonegate Plaza...............  Kingsport, TN              Community Center       1997/1993                         127,042
Tellico Plaza.................  Lenoir City, TN            Community Center       1997/NA                            94,805
WISCONSIN
West Allis Town Centre........  West Allis, WI             Community Center       1987/NA                     0     216,474
                                                                                                      ---------   ---------
   Total......................                                                                        1,408,300   5,519,742
                                                                                                      =========   =========

                                                                                               % OF TOTAL
                                                                                                COMPANY
                                 COMPANY      TOTAL       TOTAL                    COMPANY       OWNED
                                  OWNED     SHOPPING     COMPANY    % OF TOTAL    OWNED GLA    GLA LEASED
                                 TENANT      CENTER       OWNED      COMPANY      LEASED AS      AS OF
           PROPERTY                GLA         GLA         GLA      OWNED GLA    OF 12/31/97    12/31/97
           --------              -------    --------     -------    ----------   -----------   ----------
Spring Meadows Place..........    117,366     473,863     198,491       2.4%        191,277        96.4%

Troy Towne Center.............     71,797     247,718     156,797       1.9%        149,200        95.2%

SOUTH CAROLINA
Edgewood Square...............     27,775     217,319     217,319       2.6%        209,619        96.5%

Taylors Square................     33,760     243,484     243,484       2.9%        243,484       100.0%

TENNESSEE
Cumberland Gallery............     24,851      98,155      98,155       1.2%         91,255        93.0%

Highland Square...............     40,420     171,546     171,546       2.0%        168,296        98.1%

Northwest Crossing............     43,264     261,707     261,707       3.1%        260,212        99.4%

Stonegate Plaza...............     11,448     138,490     138,490       1.7%        138,490       100.0%

Tellico Plaza.................     19,387     114,192     114,192       1.4%        114,192       100.0%

WISCONSIN
West Allis Town Centre........    112,933     329,407     329,407       3.9%        321,745        97.7%

                                ---------   ---------   ---------     -----       ---------      ------
   Total......................  2,818,249   9,780,491   8,372,191     100.0%      7,834,673        93.6%
                                =========   =========   =========     =====       =========      ======


           PROPERTY                     ANCHORS
           --------                     -------
Spring Meadows Place..........  Dick's Sporting Goods(1)
                                OfficeMax
                                SuperPetz
                                Target(1)
                                T.J. Maxx
                                Service Merchandise(1)
                                Kroger(1)
Troy Towne Center.............  County Market
                                Sears Hardware
                                Stage Department Store
                                Wal-Mart(1)
SOUTH CAROLINA
Edgewood Square...............  Bi-Lo Grocery
                                Goody's Family Clothing
                                Wal-Mart
Taylors Square................  Wal-Mart
                                Belk Department Store
                                Goody's Family Clothing
TENNESSEE
Cumberland Gallery............  Wal-Mart
                                Ingles Grocery
Highland Square...............  Wal-Mart(4)
                                Kroger
Northwest Crossing............  Wal-Mart
                                Ingles Grocery
                                Goody's Family Clothing
Stonegate Plaza...............  Wal-Mart
                                Food Lion Grocery
Tellico Plaza.................  Wal-Mart
                                Bi-Lo Grocery
WISCONSIN
West Allis Town Centre........  Builder's Square
                                Kmart
                                Kohls Supermarket (A&P)

   Total......................


-------------------------
(1) Anchor-owned store.

(2) 50% general partner interest.

(3) Represents year opened or acquired/year of latest renovation or expansion by either the Company or the former Ramco Group, as applicable.

(4) Wal-Mart currently is not occupying its leased premises in this shopping center but remains obligated to pay under the terms of their respective lease agreement.

TENANT INFORMATION

     The following table sets forth, as of December 31, 1997 information regarding space leased to tenants which in each case, individually account for more than 2% of total annualized base rental revenue from the Company's properties.

                                        TOTAL      AGGREGATE     % OF TOTAL    ANNUALIZED     % OF ANNUALIZED
                                      NUMBER OF    GLA LEASED     COMPANY      BASE RENTAL      BASE RENTAL
              TENANT                   STORES      BY TENANT     OWNED GLA     REVENUE(1)         REVENUE
              ------                  ---------    ----------    ----------    -----------    ---------------
Wal-Mart..........................       16        1,431,499       17.10%      $ 6,239,653         11.89%
Kmart.............................        8          780,361        9.32         2,167,276          4.13
A&P/Farmer Jack...................        5          231,257        2.76         1,886,191          3.59
Montgomery Ward...................        5          358,130        4.28         1,458,494          2.78
Builder's Square..................        3          249,440        2.98         1,345,086          2.56
OfficeMax.........................        5          116,823        1.40         1,138,244          2.17
Circuit City......................        3          100,439        1.20         1,418,639          2.70
                                                   ---------       -----       -----------         -----
                                                   3,267,949       39.03%      $15,653,583         29.82%
                                                   =========       =====       ===========         =====

-------------------------
(1) Annualized Base Rental Revenue is December 1997 base rental revenue multiplied by 12.

     Approximately 539,000 square feet of GLA at seven of the Southeast Portfolio shopping centers is leased to Wal-Mart, but not currently occupied by Wal-Mart, although Wal-Mart remains obligated under the respective lease agreements. Wal-Mart has entered into various subleases with sub-tenants currently covering approximately 277,000 square feet of GLA.

     During July 1997 Montgomery Ward ("Wards"), a tenant at three of the Company's properties (Tel-Twelve Mall, Clinton Valley Mall and Shoppes of Lakeland), filed for protection under Chapter 11 of the Bankruptcy Code. In October 1997, Wards issued a list of anticipated store closings which included the stores at the Company's Clinton Valley Mall. This location consists of a 101,200 square foot department store and a 7,480 square foot TBA store (Tires, Batteries and Automotive). The Company was notified in March 1998 that Wards intends to reject the lease. The Company is pursuing replacement tenants to lease the space. On an annual basis, Wards pays approximately $1,000,000 in base rent, operating and real estate tax expense reimbursements for the Clinton Valley Mall.

     The following table sets forth, as of December 31, 1997, the total GLA leased to anchors, retail tenants, and available space, in the aggregate, of the Company's properties.

                                                AGGREGATE     % OF TOTAL    ANNUALIZED     % OF ANNUALIZED
                                                GLA LEASED     COMPANY      BASE RENTAL      BASE RENTAL
               TYPE OF TENANT                   BY TENANT     OWNED GLA     REVENUE(1)         REVENUE
               --------------                   ----------    ----------    -----------    ---------------
Anchor......................................    5,364,325        64.07%     $27,745,123         52.86%
Retail (non-anchor).........................    2,470,348        29.51       24,743,988         47.14
Available...................................      537,518         6.42               --            --
                                                ---------       ------      -----------        ------
     Total..................................    8,372,191       100.00%     $52,489,111        100.00%
                                                =========       ======      ===========        ======

-------------------------
(1) Annualized Base Rental Revenue is December 1997 base rental revenue multiplied by 12.

     The following table sets forth as of December 31, 1997, the total GLA leased to national, regional and local tenants, in the aggregate, of the Company's properties.

                                                AGGREGATE     % OF TOTAL    ANNUALIZED     % OF ANNUALIZED
                                                GLA LEASED     COMPANY      BASE RENTAL      BASE RENTAL
               TYPE OF TENANT                   BY TENANT     OWNED GLA     REVENUE(1)         REVENUE
               --------------                   ----------    ----------    -----------    ---------------
National....................................    6,565,335        78.42%     $39,980,053         76.17%
Regional....................................      337,671         4.03        3,036,540          5.78
Local.......................................      931,667        11.13        9,472,518         18.05
Vacant......................................      537,518         6.42               --            --
                                                ---------       ------      -----------        ------
     Total..................................    8,372,191       100.00%     $52,489,111        100.00%
                                                =========       ======      ===========        ======

-------------------------
(1) Annualized Base Rental Revenue is December 1997 base rental revenue multiplied by 12.

     The following table sets forth lease expirations for the next five years at the Company's properties assuming that no renewal options are exercised.

                                                                                            AVERAGE BASE      % OF ANNUALIZED
                                                     % OF TOTAL          ANNUALIZED        RENTAL REVENUE       BASE RENTAL
                                  LEASED COMPANY       COMPANY          BASE RENTAL       PER SQ. FT. AS OF    REVENUE AS OF
                        NO. OF      OWNED GLA         OWNED GLA        REVENUE AS OF          12/31/97           12/31/97
        LEASE           LEASES     EXPIRING (IN    REPRESENTED BY      12/31/97 UNDER           UNDER         REPRESENTED BY
     EXPIRATION        EXPIRING    SQUARE FEET)    EXPIRING LEASES   EXPIRING LEASES(1)    EXPIRING LEASES    EXPIRING LEASES
     ----------        --------   --------------   ---------------   ------------------   -----------------   ---------------
1998.................    129         583,577            6.97%            $4,336,168             $7.43               8.26%
1999.................    161         550,901            6.58              5,002,247              9.08               9.53
2000.................    149         656,275            7.84              5,409,598              8.24              10.31
2001.................    103         528,913            6.32              3,587,791              6.78               6.84
2002.................     88         577,118            6.89              3,830,428              6.64               7.30

-------------------------
(1) Annualized Base Rental Revenue is December 1997 base rental revenue multiplied by 12.

ITEM 3. LEGAL PROCEEDINGS

     There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business against or involving the Company or its properties.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Special Meeting of Shareholders of the Company was held on December 18, 1997 to consider and vote upon the following matters:

          (1) A proposal to consider and vote upon the changing of the Company's state of organization from Massachusetts to Maryland through the termination of the Massachusetts Trust's current Amended and Restated Declaration of Trust by amending such Amended and Restated Declaration of Trust to provide for the termination of the Massachusetts Trust, the merger (the "Change of Venue Merger") of the Massachusetts Trust into a newly-formed Maryland real estate investment trust subsidiary and the conversion of each outstanding share of beneficial interest of the Massachusetts Trust into a common share of beneficial interest of the surviving Maryland trust.

          (2) A proposal to consider and vote upon the issuance of Series A Convertible Preferred Shares of the Company and common shares of beneficial interest of the Company to holders of Series A Convertible Preferred Shares issued by the Company upon the conversion or redemption of such Series A Convertible Preferred Shares.

          The following table shows the number of votes for and against each proposal and the number of votes abstaining with respect to each proposal:

PROPOSAL                                    FOR         AGAINST      ABSTAIN
--------                                    ---         -------      -------
First.................................   3,604,254      374,470      62,618
Second................................   3,557,683      403,738      79,921

     There were no broker non-votes with respect to any of the proposals at the Special Meeting.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     MARKET INFORMATION -- The Company's Common Shares have been listed and traded on the New York Stock Exchange ("NYSE") under the symbol "RPT" since May 13, 1996. The Common Shares were previously listed on the NYSE under the name of RPS Realty Trust, symbol "RPS", from December 28, 1988 until May 10, 1996.

     The following table shows high and low closing prices per share for each quarter in 1996 and 1997. The closing prices have been adjusted to reflect the effect of the one-for-four reverse split effective May 1, 1996. On May 10, 1996 the Company spun-off the RPS Mortgage Assets to Atlantic Realty Trust and effected a stock dividend of shares of Atlantic Realty Trust to shareholders of the Company; trading price information for subsequent periods does not include any adjustment for the spin-off transaction.

                                                                SHARE PRICE
                                                             -----------------
QUARTER ENDED                                                 HIGH       LOW
-------------                                                 ----       ---
March 31, 1996.............................................  $19.500   $18.000
June 30, 1996..............................................   19.000    15.000
September 30, 1996.........................................   17.000    15.375
December 31, 1996..........................................   17.750    16.250
March 31, 1997.............................................   18.125    16.750
June 30, 1997..............................................   18.250    16.625
September 30, 1997.........................................   19.938    17.875
December 31, 1997..........................................   20.063    18.063

     HOLDERS -- The approximate number of holders of record of the Company's Common Shares was 4,406 as of March 3, 1998.

     DIVIDENDS -- Under the Code, a REIT must meet certain requirements, including a requirement that it distribute annually to its shareholders at least 95 percent of its taxable income. Dividend distributions per common share for the years ended December 31, 1997 and 1996, as adjusted for the one-for-four reverse split effective May 1, 1996 are summarized as follows.

     The Company declared the following cash distributions per share to common shareholders for the year ended December 31, 1996. The distribution paid April 29, 1996 has been adjusted to reflect the effect of the one-for-four reverse split.

                                                      DIVIDEND
RECORD DATE                                         DISTRIBUTION     PAYMENT DATE
-----------                                         ------------     ------------
April 7, 1996.....................................      $.32         April 29, 1996
July 8, 1996......................................      $.28          July 23, 1996
September 30, 1996................................      $.42       October 15, 1996
December 31, 1996.................................      $.42       January 21, 1997

     The Company declared the following cash distributions per common share to shareholders for the year ended December 31, 1997:

                                                      DIVIDEND
RECORD DATE                                         DISTRIBUTION     PAYMENT DATE
-----------                                         ------------     ------------
March 31, 1997....................................      $.42         April 15, 1997
June 30, 1997.....................................      $.42          July 15, 1997
September 30, 1997................................      $.42       October 21, 1997
December 31, 1997.................................      $.42       January 20, 1998

     Effective May 1, 1996, the shareholders of RPS, as part of the spin-off of Atlantic, received one share of beneficial interest of Atlantic Realty Trust for every two shares of RPS that they held, subsequent to the one-for-four reverse split of RPS.

     Distributions paid by the Company are at the discretion of the Board of Trustees and depend on a number of factors, including cash flow of the Company, its financial condition and capital requirements, the annual distribution requirements necessary to maintain its status as a REIT under the Code, and such other factors as the Board of Trustees deems relevant.

     The Company has an Automatic Dividend Reinvestment Plan (the "DRP Plan") which allows shareholders to acquire additional Common Shares by automatically reinvesting cash dividends. Shares are acquired pursuant to the DRP Plan at a price equal to the prevailing market price of such Shares, without payment of any brokerage commission or service charge. Shareholders who do not participate in the Plan continue to receive cash distributions, as declared.

     Upon consummation of the Change of Venue Merger, on December 31, 1997 the Company issued an aggregate of 466,667 Series A Preferred Shares in exchange for a like number of Preferred Units that had been issued by the Operating Partnership to certain clients advised by Morgan Stanley Asset Management, Inc. ("MSAM") and Kimco Realty Corporation ("Kimco"). The Preferred Units were sold pursuant to a Preferred Units and Stock Purchase Agreement dated as of September 30, 1997 among the Company, the Operating Partnership, certain clients advised by MSAM and Special Situations RG REIT, Inc. (the entity the investors used to effect their investment). The Preferred Units were sold for an aggregate consideration of $11,667,000 or $25.00 per Preferred Unit. The sale and issuance of the Preferred Units and Series A Preferred Shares was not registered under the Securities Act of 1933, as amended (the "Securities Act"), in reliance upon
Section 4(2) of the Securities Act. The purchasers of the Preferred Units and the Series A Preferred Shares were limited to six institutional investors consisting of insurance companies, pension funds and other sophisticated institutional investors each of whom made representations to the Company and the Operating Partnership with respect to its intention to purchase the securities for investment only, and not with a view to or for sale in connection with any distribution. Each investor also represented to the Company and the Operating Partnership that such investor was sophisticated and was able to bear the economic risk of its investment in the Operating Partnership and the Company. No underwriter was involved in the transaction and there were no underwriting discounts or commissions paid in connection therewith.

     Under certain circumstances, the Series A Preferred Shares are convertible into Common Shares. Each Series A Preferred Share may be converted into Common Shares at the Stated Value (equal to $25.00) plus any unpaid dividends, if any, for each Series A Preferred Share so converted, for Common Shares issued on conversion priced at $17.50 per Common Share, subject to adjustment under certain circumstances to prevent the dilution of the Series A Preferred Shares, including certain issues of Common Shares by the Company at prices less than $17.50.

ITEM 6. SELECTED FINANCIAL DATA (DOLLARS, EXCEPT PER SHARE DATA, WEIGHTED AVERAGE SHARES AND EQUIVALENT SHARES OUTSTANDING, AND COMPANY OWNED GLA IN THOUSANDS)

     The following table sets forth selected consolidated financial data for the Company and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report:

                                                                                              PRO FORMA
                                                                                             YEAR ENDED
                                                 YEAR ENDED DECEMBER 31,                   DECEMBER 31,(1)
                                   ----------------------------------------------------   -----------------
                                     1997     1996(2)      1995       1994       1993      1997      1996
                                     ----     -------      ----       ----       ----      ----      ----
                                                                                             (UNAUDITED)
OPERATING DATA:
  Revenues
     Rental revenues.............  $ 58,492   $ 37,598   $  8,936   $  6,764   $  4,087   $73,128   $71,628
     Interest and other income...       752      2,915      7,781     19,642     22,881       855       767
                                   --------   --------   --------   --------   --------   -------   -------
          Total Revenues.........    59,244     40,513     16,717     26,406     26,968    73,983    72,395
                                   --------   --------   --------   --------   --------   -------   -------
  Expenses:
     Real estate taxes...........     6,230      4,643      1,271      1,236        704     7,426     8,037
     Recoverable operating
       expenses..................    11,462      8,230      1,934      1,530      1,206    12,346    12,549
     Depreciation and
       amortization..............     8,216      4,798      1,214        947        748    10,949    10,160
     Other operating.............       974        791        183        227                1,119     1,205
     General and
       administrative............     4,753      4,683      4,127      3,898      3,636     5,085     4,769
     Interest expense............    14,753      6,725                   426      2,623    24,183    23,240
     Spin-off and other
       expenses..................                7,976                                                7,976
     Allowance for loan losses...                           4,450      2,500     15,000
                                   --------   --------   --------   --------   --------   -------   -------
          Total Expenses.........    46,388     37,846     13,179     10,764     23,917    61,108    67,936
                                   --------   --------   --------   --------   --------   -------   -------
Operating Income.................    12,856      2,667      3,538     15,642      3,051    12,875     4,459
Loss From Unconsolidated
  Entities.......................       314        216                                        314       314
                                   --------   --------   --------   --------   --------   -------   -------
Income Before Minority
  Interest.......................    12,542      2,451      3,538     15,642      3,051    12,561     4,145
Minority Interest................     3,344      2,159                                      3,350     3,209
                                   --------   --------   --------   --------   --------   -------   -------
          Net Income.............  $  9,198   $    292   $  3,538   $ 15,642   $  3,051   $ 9,211   $   936
                                   ========   ========   ========   ========   ========   =======   =======
Net Income Available to Common
  Shareholders...................  $  8,920   $    292   $  3,538   $ 15,642   $  3,051   $ 8,933   $   936
                                   ========   ========   ========   ========   ========   =======   =======
Earnings Per Common Share:
  Basic..........................     $1.25      $0.04      $0.50      $2.20      $0.43     $1.25     $0.13
                                   ========   ========   ========   ========   ========   =======   =======
  Diluted........................     $1.25      $0.04      $0.50      $2.20      $0.43     $1.25     $0.13
                                   ========   ========   ========   ========   ========   =======   =======
Weighted Average Shares
  Outstanding:
  Basic..........................     7,123      7,123      7,123      7,123      7,146     7,123     7,123
                                   ========   ========   ========   ========   ========   =======   =======
  Diluted........................     7,148      7,123      7,123      7,123      7,146     7,148     7,123
                                   ========   ========   ========   ========   ========   =======   =======
OTHER DATA:
  Funds from Operations(3).......  $ 20,500   $ 15,225                                    $23,260   $22,310
  Cash flow provided by (used
     in):
     Operating activities........    17,026     15,495      2,335     14,452      9,934
     Investing activities........  (153,183)    18,976    (56,335)    37,184     21,706
     Financing activities........   137,649    (42,397)    (9,117)   (15,852)   (30,488)
  Number of Properties at Year
     End.........................        50         32          8          8          7        50        50
  Company owned GLA..............     8,372      5,297      1,189      1,189        885     8,372     8,372
  Cash Distributions Declared Per
     Share.......................     $1.68      $1.44      $1.28      $1.28      $1.28
Weighted Average Equivalent
  Shares Outstanding(4)..........     9,713      8,894                                      9,713     9,687

                                                                DECEMBER 31,
                                            ----------------------------------------------------
                                              1997       1996       1995       1994       1993
                                              ----       ----       ----       ----       ----
BALANCE SHEET DATA:
  Cash and cash equivalents...............  $  5,033   $  3,541   $ 11,467   $ 74,584   $ 38,800
  REMIC Investments.......................                          58,099
  Interest and accounts receivable........     6,035      3,901      7,748      8,608      9,978
  Mortgage loans receivable -- net........                          36,023     41,892    100,692
  Investment in real estate (before
     accumulated depreciation)............   473,213    314,854     58,046     57,841     36,332
  Total Assets............................   484,682    323,627    180,581    186,171    186,420
  Mortgages and Notes Payable.............   295,618    143,410                            5,027
  Total Liabilities.......................   314,436    159,056      3,561      3,572     10,107
  Minority Interest.......................    42,282     44,706
  Shareholders' Equity....................   127,964    119,865    177,020    182,599    176,313

-------------------------
(1) Pro forma information has been presented as if the Ramco Acquisition, the acquisitions of shopping center properties during 1996 and 1997, and the spin-off of Atlantic Realty Trust had occurred on January 1, 1996.

(2) Effective May 1, 1996, the Company completed the acquisition of substantially all of the shopping center and retail properties, as well as the management organization and business operations of Ramco and its affiliates and the spin-off of its wholly owned subsidiary, Atlantic, a Maryland real estate investment trust. In connection with the Ramco Acquisition, the Company's name was changed to Ramco-Gershenson Properties Trust and a one-for-four reverse stock split was effectuated as of the close of business on May 1, 1996.

(3) Management generally considers Funds From Operations ("FFO") to be one measure of financial performance of an equity REIT. The Company has adopted the most recent National Association of Real Estate Investment Trusts ("NAREIT") definition of FFO, which was effective on January 1, 1996. Under the definition, FFO represents income (loss) before minority interest (computed in accordance with generally accepted accounting principles ("GAAP")), excluding gains (losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization (excluding amortization of financing costs), and after adjustment for unconsolidated partnerships and joint ventures. Therefore, FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered an alternative to net income as an indication of the Company's performance or to cash flows from operating activities as a measure of liquidity or the ability to pay distributions. Furthermore, while net income and cash generated from operating, investing and financing activities, determined in accordance with GAAP, consider capital expenditures which have been and will be incurred in the future, the calculations of FFO does not.

(4) Represents the weighted average total shares outstanding, assuming the redemption of all Operating Partnership Units for Common Shares.

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

     Concurrent with the Ramco Acquisition, the former owners of the Ramco Properties (as defined below) and the shareholders of Ramco-Gershenson, Inc. ("Ramco") (collectively, the "Ramco Group") contributed to Ramco-Gershenson Properties, L.P. (the "Operating Partnership") (i) their interests in 20 shopping center and retail properties (the "Ramco Properties") containing an aggregate of approximately 4,826,000 square feet of total gross leasable area ("GLA"), of which approximately 3,520,000 square feet is owned by the Operating Partnership, and the balance is owned by certain anchor tenants, (ii) 100% of the non-voting common stock and 5% of the voting common stock in Ramco (representing in excess of a 95% economic interest in Ramco), (iii) 50% general partner interests in two partnerships which each own a shopping center comprising a total of approximately 288,000 square feet of GLA, (iv) rights in and/or options to acquire certain development land, (v) options to acquire the Ramco Group's interest in six shopping center properties and (vi) five outparcels.

     In return for these transfers, the Ramco Group received 2,377,492 Units ("Units") of the Operating Partnership (representing an approximate 25% limited partnership interest in the Operating Partnership). The acquisition was accounted for using the purchase method. The purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair market value. Units, which are convertible into common shares of beneficial interest in the Company, as described below, were valued at approximately $16.50 per Unit representing the average trading price of the Company's shares immediately preceding and following the Ramco Acquisition. In addition, the Ramco Group received 279,181 Units as a partial earnout relative to Jackson Crossing Shopping Center (representing an approximate 2% limited partnership interest in the Operating Partnership). The Ramco Group's 2,656,673 aggregate Units represented an approximate 27% limited partnership interest in the Operating Partnership. In connection with the transfer of the Ramco Properties, the Company assumed approximately $176,556 of secured indebtedness on the Ramco Properties. The aggregate interest in the Operating Partnership to be received by the Ramco Group may be increased to a maximum of approximately 29% if certain leasing objectives with respect to Jackson Crossing were fulfilled by March 31, 1997. The Company is in the process of evaluating the Jackson Crossing earnout and determining appropriate due diligence procedures to be performed relative to the proposed calculation. The potential impact of additional units is not expected to be material. Subject to certain limitations, the interests in the Operating Partnership are exchangeable into common shares of the Company on a one-for-one basis. No Units have been exchanged to date.

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

     In December 1997, through a special meeting of its shareholders, the Company changed its state of organization from Massachusetts to Maryland by means of a merger of the Massachusetts Trust into the Company and the conversion of each outstanding share of beneficial interest in the Trust into a common share of beneficial interest of the Company.

CAPITAL RESOURCES AND LIQUIDITY

     The Company generated $17,026 in cash flows from operating activities and $137,649 in cash flows from financing activities for the year ended December 31, 1997. These combined cash flows of $154,675 were used to fund $153,183 of investing activities which were primarily the acquisition of real estate assets.

     In order to provide the funds necessary to support the Company's acquisition, development and capital improvement plans, the Company modified its $50,000 credit facility during May and June 1997, to provide for an increase in the borrowings available under the credit facility to $75,000. The Company used proceeds from borrowings under the credit facility to pay for the acquisition of the Madison Center, Pelican Plaza, and Village Lakes shopping centers and for other capital expenditures. During May 1997, the Company acquired the Madison Center, in Madison Heights, Michigan, an approximately 186,000 square foot community shopping center, for approximately $7,400. During July 1997, the Company acquired Pelican Plaza in Sarasota, Florida, an approximately 106,000 square foot shopping center/office development, for approximately $7,200. During December 1997, the Company acquired the Village Lakes Shopping Center, in Land O 'Lakes, Florida, an approximately 186,000 square foot shopping center, for approximately $8,600.

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

     Financing for the Southeast Portfolio acquisition was obtained by increasing the Company's existing credit facility from $75,000 to $160,000, the assumption of an existing $5,900 mortgage on one of the acquired properties and by the addition of a $45,000 unsecured term loan. The interest rate payable under the revolving credit facility has been reduced from 175 basis points over LIBOR, to between 137.5 and 162.5 basis points over LIBOR, depending on certain debt ratios set forth in the loan agreement. The interest rate payable on the unsecured term loan is between 250 and 275 basis points over LIBOR, which rate is also dependent on certain debt ratios. The Credit Facility and the unsecured term loan mature on May 1, 1999, and the maturity date of each may, under certain circumstances, be extended to October 2000 at the election of the Operating Partnership. The credit facility continues to have, and the term loan has, various financial covenants relating to debt to market capitalization, minimum operating coverage ratios and minimum equity value.

     During November 1997, the Company closed on a $50,000 permanent mortgage loan. The net proceeds were utilized to pay down the credit facility, and the availability of the credit facility was reduced to $110,000. At December 31, 1997, $110,000 of the Credit Facility was available for borrowing, of which $81,588 was outstanding. At December 31, 1997, outstanding letters of credit issued under the credit facility total approximately $836. The $50,000 mortgage loan matures December 2007, bears a 6.83% fixed interest rate and is secured by seven shopping center properties.

     During December 1997, the Company closed on a $8,500 mortgage loan secured by the Jackson West Shopping Center. The loan matures January 2006 and has a fixed interest rate of 7.17%. The Company has provided a $500 letter of credit to the lender to provide additional collateral for the leaseup of an anchor pad at the shopping center. The Company has one year to sign a lease with an acceptable tenant or the letter of credit proceeds will be utilized to partially prepay the mortgage without prepayment penalty.

     At December 31, 1997 the Company was in the process of repositioning the West Oaks I shopping center by constructing spaces for OfficeMax and Designer Shoe Warehouse. The costs relative to the repositioning amount to approximately $3,600, of which $1,400 had been spent in 1997. At the New Towne Plaza, the Company replaced a former Kmart store with a nationally recognized retailer. The projected cost is approximately $2,400, with $417 spent as of December 31, 1997. The Company is in the process of renovating the exterior of the Chester Springs shopping center and remerchandising the center. The cost is expected to be approximately $2,000, of which $411 was spent as of December 31, 1997.

     In October 1997, the Company entered into an agreement with certain clients advised by Morgan Stanley Asset Management, Inc. ("MSAM"), and Kimco Realty Corporation ("Kimco") pursuant to which such entities agreed to invest up to an aggregate of $35,000 in the Operating Partnership. The MSAM clients and Kimco initially purchased Operating Partnership Preferred Units which, after shareholder approval in December 1997, were converted into the Company's Series A Convertible Preferred Shares ("Series A Preferred Shares") and, ultimately, may be converted into its Common Shares. The initial investments of $11,667 were made in October 1997.

     The equity investment involves the issuance of up to 1.4 million Series A Preferred Shares at a price of $25.00 per share. The remaining commitment of $23,333 may be drawn by the Company over a one-year period and may be used to help fund strategic acquisitions, retenanting or redevelopment activities, or to reduce outstanding debt. The dividend rate on the Series A Preferred Shares is expected to equal that presently being paid to the Company's shareholders.

     After the closing of this transaction, the MSAM clients are required to purchase 19.4% of the first $50,000 in a follow-on public offering of the Company's common shares at the offering price less the underwriter's fees, commissions, and discounts per share. Upon consummation of such public offering, all outstanding Series A Preferred Shares will be exchanged into common shares of the Company, at a conversion price of $17.50 per share, which conversion price is subject to adjustment in certain circumstances.

     The Company's mortgage debt, secured by certain properties, amounted to $295,618 at December 31, 1997, with a weighted average interest rate of 7.88%. The mortgage debt consists of nine loans secured by various properties, one unsecured term loan, and the Credit Facility which is secured by various properties. Eight of the mortgage loans amounting to $162,030 have maturities ranging from 1998 to 2007, monthly payments which include regularly scheduled amortization, and have fixed interest rates ranging between 6.83% to 8.75%. One of the mortgage loans, evidenced by tax free bonds, amounting to $7,000 secured by Oak Brook Square Shopping Center is non-amortizing, matures in 2010, and carries a floating interest rate equal to 75% of the new issue long-term Capital A rated utility bonds, plus interest to the lender sufficient to cause the lender's overall yield on its investment in the bonds to be equal to 200 basis points over their applicable LIBOR rate (7.325% at December 31, 1997).

     Variable rate debt accounted for $133,588 of outstanding debt with a weighted average interest rate of 8.01%. Variable rate debt accounted for approximately 45.2% of the Company's total debt and 26.7% of its total capitalization.

     In July 1997, the Company executed an interest rate protection agreement, at a cost of $29, to limit the Company's exposure to increases in interest rates on its floating rate debt. The notional amount of the agreement was $75,000. Based on rates currently in effect under the Company's Credit Facility, the agreement caps the Company's interest rate on $75,000 of floating rate debt to 8.375%, through May 1, 1999, with a floor of 7.125%.

     In December 1997, the Company executed an interest rate protection agreement at no cost to limit the Company's exposure to increases in interest rates on its floating rate debt. The notional amount of the agreement was $50,000. Based on rates currently in effect under the Company's Credit Facility, the agreement caps the Company's interest rate on $50,000 of floating rate debt to 8.375% with a floor of 7.225%, for the period May 1999 to October 2000.

     The Company's interest coverage ratio for 1997 was 2.43 and the debt service coverage ratio (which includes the impact of scheduled principal amortization) was 2.15. Based on the debt and the market value of equity, the Company's debt to total market capitalization (debt plus market value equity) ratio was 59.2% at December 31, 1997. On a pro forma basis, if the full MSAM/Kimco equity investment were infused, the debt to total market capitalization would be 56.2% at December 31, 1997.

     The two properties in which the Operating Partnership owns an interest and are accounted for on the equity method of accounting are subject to non-recourse mortgage indebtedness. At December 31, 1997, the pro rata share of non-recourse mortgage debt on the unconsolidated properties (accounted for on the equity method) was $6,271 with a weighted average interest rate of 9.14%.

     The Company's current capital structure includes property specific mortgages, the unsecured term loan, the Credit Facility, Series A Preferred Shares, Common Shares and a minority interest in the Operating Partnership. At March 31, 1997, the minority interest represented the approximate 27% ownership in the Operating Partnership held by the Ramco Group. On April 1, 1997, the Operating Partnership redeemed 88,530 Units at $16.00 per Unit. The redemption reduced the minority interest from approximately 27% to approximately 26.5%. Currently, the minority interest in the Operating Partnership represents the 26.5% ownership in the Operating Partnership held by the Ramco Group which may, under certain conditions, be exchanged for approximately 2,568,143 Common Shares.

     The Units owned by the Ramco Principals are subject to lock-up agreements which provide that the Units cannot be transferred, except under certain conditions, for a period of 30 months after the closing of the Ramco Acquisition (November 1998). In addition, the Units issued to the Ramco Group are exchangeable for shares of the Company on a one-for-one basis. The Company, as sole general partner of the Operating Partnership, has the option to exchange such Units for cash based on the current trading price of the common shares. Assuming the exchange of all limited partnership interests in the Operating Partnership, there would be outstanding approximately 9,691,248 Common Shares with a market value of approximately $190,796 at December 31, 1997 (based on the closing price of $19.6875 per share on December 31, 1997).

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

     During July 1997 Montgomery Ward, ("Wards") a tenant at three of the Company's properties, Tel-Twelve Mall, Clinton Valley Mall and Shoppes of Lakeland, filed for protection under Chapter 11 of the Bankruptcy Code. In October 1997, Wards issued a list of anticipated store closings which included the stores at the Company's Clinton Valley Mall. This location consists of a 101,200 square foot department store and a 7,480 square foot TBA store (Tires, Batteries and Automotive). The Company was notified in March 1998 that Wards intends to reject the lease. The Company is pursuing replacement tenants to lease the space. On an annual basis, Wards pays approximately $1,000 in base rent, operating and real estate tax expense reimbursements for the Clinton Valley Mall.

     The Company anticipates that the combination of the availability under the Credit Facility, potential new borrowings relative to the acquired properties and development properties, construction loans, the remaining MSAM/Kimco equity commitment, and other potential equity offerings will provide adequate liquidity for the foreseeable future to fund future acquisitions, developments, expansions, repositionings, and to continue its currently planned capital programs and to make distributions to its shareholders in accordance with the Code's requirements applicable to REIT's. Although the Company believes that the combination of factors discussed above will provide sufficient liquidity, no such assurance can be given.

     In 1997, the Company began a program to repurchase shares of beneficial interest in the open market to be used as compensation for the Board of Trustees. The Company expects to purchase approximately 5,600 shares annually.

     Year 2000 Compliance. The Company has assessed the exposure of its computer systems presented by the upcoming change in the millenium. Based on the assessment, the Company believes that all of the Company's material computer systems are currently year 2000 compliant. The Company does not believe that any material expenditures will be required to be fully year 2000 compliant.

     Inflation. Substantially all of the leases at the Company's properties provide for tenants to pay their pro rata share of operating expenses, including common area maintenance and real estate taxes, thereby reducing the Company's exposure to increases in operating expenses resulting from inflation. Many of the tenants' leases contain provisions designed to lessen the impact of inflation. Such provisions include the ability to receive percentage rentals based on a tenant's gross sales, which generally increase as prices rise, and or escalation clauses, which generally increase rental rates during the terms of the leases. In addition, many of the leases are for terms of less than ten years, which may enable the Operating Partnership to replace existing leases with new leases at a higher base and/or percentage rentals if rents of the existing leases are below the then existing market rate.

RESULTS OF OPERATIONS

Comparison of year ended December 31, 1997 to year ended December 31, 1996

     Total revenues for the year ended December 31, 1997 increased by 46.2%, or $18,731, to $59,244 as compared to $40,513 for the year ended December 31, 1996. The increase was a result of a $15,322 increase in minimum rents, a $277 increase in percentage rents, and a $5,295 increase in recoveries from tenants offset in part by a $2,163 decrease in interest and other income.

     Minimum rents increased 64.6%, or $15,322, to $39,035 for the year ended December 31, 1997 as compared to $23,713 for the year ended December 31, 1996. Percentage rents increased 23.3%, or $277, to $1,467 in 1997 as compared to $1,190 for the year ended December 31, 1996. Recoveries from tenants increased 41.7%, or $5,295, to $17,990 as compared to $12,695 for the year ended December 31, 1996. The $15,322 increase in minimum rents is due to the partial year impact of 1997 acquisitions of $3,196, the full impact of 1996 property acquisitions of $2,430, the full year impact of the Ramco Acquisition of $10,080, and a decrease of $348 related to the former RPS shopping centers. The $10,080 increase related to the full year impact of the Ramco Acquisition consisted of a $9,132 increase for the first four months of 1997 for which the Company did not own the properties in 1996, and a $948 increase during the last eight months for which the Company owned the properties in both 1996 and 1997. The $948 increase in minimum rents at the Ramco Properties was primarily due to the impact of anchor tenant openings at the Tel-Twelve Mall, Jackson West, Jackson Crossing, Troy Towne Center and Spring Meadows Place shopping centers, amounting to $1,052, offset in part by reductions in minimum rents of $111 at the West Oaks I shopping center during its repositioning. The $348 decrease in the minimum rents from the former RPS properties was primarily due to lower occupancy at the Sunshine Plaza shopping center as a result of the vacancy of anchor stores. The increase in recoveries from tenants was due to a higher level of recoverable operating expenses and real estate taxes due to the increase in the number of shopping centers owned in 1997 as compared to 1996, combined with an increase in the overall recovery ratio in 1997 to 101.7% as compared to 98.6% in 1996. The increase in percentage rents was primarily due to the impact of the Ramco Acquisition and the other 1996 acquisitions.

     Interest and other income decreased 74.2%, or $2,163, to $752 in 1997 as compared to $2,915 in 1996. The decrease of $2,163 in interest and other income is primarily due to the impact of the spin-off of Atlantic including the transfer of the mortgage loan portfolio to Atlantic effective May 1, 1996. Approximately $183 of the $752 recognized in 1997 was attributable to non-recurring tenant lease obligations.

     Total expenses for the year ended December 31, 1997 increased 22.6%, or $8,542, to $46,388 as compared to $37,846 for the year ended December 31, 1996. The increase was due to a $4,819 increase in operating expenses, including recoverable operating expenses and real estate taxes, a $3,418 increase in depreciation and amortization, a $183 increase in other operating expenses, a $70 increase in general and administrative expenses, and a $8,028 increase in interest expense, offset in part, by a $7,976 decrease in spin-off and other expenses.

     Total recoverable expenses, including recoverable operating expenses and real estate taxes, increased $4,819, or 37.4% to $17,692 for the year ended December 31, 1997 from $12,873 for the year ended December 31, 1996. Other operating expenses increased 23.1%, or $183, to $974 in 1997 from $791 in 1996. General and administrative expenses increased $70, or 1.5% from $4,683 in 1996 to $4,753 in 1997. Interest expense increased 119.4%, or $8,028, to $14,753 in 1997 as compared to $6,725 in 1996. Depreciation and amortization increased $3,418, or 71.2%, to $8,216 in 1997 as compared to $4,798 in 1996. The increases in recoverable expenses, other operating expenses, general and administrative expenses, interest expense and depreciation and amortization expense are primarily attributable to the impact of the acquisition of the Ramco Properties effective May 1, 1996 and the impact of shopping center acquisitions during 1996 and 1997. The operating results for the year ended December 31, 1997, included the impact of the acquisition of the Ramco Properties and the shopping centers acquired during 1996 for the full twelve months in 1997, while the results for the year ended December 31, 1996 include the results of the Ramco Properties for only eight months and include the impact of the subsequent 1996 acquisitions only from the date of acquisition. The impact of shopping centers acquired in 1997 is reflected only from the acquisition date until December 31, 1997. In addition, two properties which were part of the Company's portfolio at December 31, 1995 were spun-off to Atlantic effective May 1, 1996.

     For the year ended December 31, 1996, the Company incurred $7,976 of spin-off and other expenses for which there were no corresponding costs for the year ended December 31, 1997. These non-recurring costs were primarily a result of the employee severance and bonus expenses, the cost of run-off directors' and officers' liability insurance and the write-off of deferred acquisition costs related to the spin-off of Atlantic.

     The loss from unconsolidated entities of $314 in 1997 as compared to $216 in 1996 is due to the impact of the Ramco Acquisition on May 1, 1996.

     The minority interest during 1997 was $3,344 as compared to $2,159 in 1996. The minority interest represents the portion of the Operating Partnership that is not owned by the Company. The minority interest for 1997 represents the impact of a full year while in 1996 it represents the impact only from the Ramco Acquisition effective May 1996 until the end of 1996.

Comparison of Pro forma year ended December 31, 1997 to Pro forma year ended December 31, 1996

     The Pro Forma Consolidated Statements of Operations which are included in
Note 12 to the Consolidated Financial Statements are presented as if the Ramco Acquisition, the Taylor, Holcomb, Lakeland, Madison, Pelican, the Southeast Portfolio, and Village Lakes shopping center acquisitions and the spin-off of Atlantic had occurred on January 1, 1996, and the Company had qualified as a REIT.

     Total revenues for the year ended December 31, 1997 increased by 2.2%, or $1,588, to $73,983 as compared to $72,395 for the year ended December 31, 1996. The increase was due to a $1,775 increase in minimum rents, a $351 increase in percentage rents, a $626 decrease in recoveries from tenants, and an increase of $88 in interest and other income.

     Minimum rents increased 3.6%, or $1,775, to $51,714 in 1997 as compared to $49,939 for the year ended December 31, 1996. Percentage rents increased 27.7%, or $351, to $1,620 as compared to $1,269 for the year ended December 31, 1996. Recoveries from tenants decreased 3.1%, or $626, to $19,794 in 1997 as compared to $20,420 in 1996. Interest and other income increased 11.5%, or $88, to $855 as compared to $767 in 1996. The $1,775 increase in minimum rents was primarily attributable to initial anchor tenant openings at Jackson West Shopping Center and new anchors at Tel-Twelve Mall, Eastridge Commons, Jackson Crossing and Troy Towne Center amounting to $1,725, offset by decreases in minimum rents of $416 related to Sunshine Plaza and West Oaks I tenant vacancies and/or repositioning efforts. The decrease in recoveries from tenants was due to a corresponding decrease in real estate taxes and recoverable operating expenses. The Company's overall recovery ratio for 1997 and 1996 remained relatively consistent at 100.1% and 99.2%, respectively. The increase in interest and other income included approximately $183 of non-recurring tenant lease obligations.

     Total expenses decreased 10.1%, or $6,828 for the year ended December 31, 1997, to $61,108 from $67,936 for the year ended December 31, 1996. The decrease was primarily due to the non-recurring charge of $7,976 in spin-off and other expenses, a $814 decrease in recoverable operating and real estate tax expense, a $789 increase in depreciation and amortization, a $86 decrease in other operating expenses, a $316 increase in general and administrative expenses, and a $943 increase in interest expense.

     For the year ended December 31, 1996 the Company incurred $7,976 of spin-off and other expenses for which there were no corresponding costs for the year ended December 31, 1997. These non-recurring costs were primarily a result of the employee severance and bonus expenses, the cost of run-off directors' and officers' liability insurance, and the write-off of deferred acquisition costs related to the spin-off of Atlantic.

     Recoverable operating and real estate tax expenses decreased 4.0%, or $814, to $19,772 for the year ended December 31, 1997 from $20,586 for the year ended December 31, 1996 due to a reduction in real estate taxes and recoverable operating expenses. As noted above, the Company's recovery ratio for the year ended December 31, 1997 remained relatively consistent with the corresponding 1996 period at 100.1%, and 99.2%, respectively.

     The increase of 7.8%, or $789, in depreciation and amortization to $10,949 in 1997 from $10,160 in 1996 was attributable to the Jackson West shopping center which opened in June, 1996 and the impact of capital expenditures during 1996 and 1997.

     Interest expense increased 4.1% or $943 to $24,183 in 1997 from $23,240 in 1996. The increase was attributable to the impact of borrowings relative to the Jackson West shopping center which opened in June, 1996, development cost reimbursements and other capital expenditures.

     General and administrative expenses increased 6.6%, or $316, to $5,085 in 1997 from $4,769 in 1996. The level of general and administrative expenses is impacted by several factors, including the cost reimbursement relationship between the Operating Partnership and Ramco, the capitalization of costs relative to leasing and development at the centers owned by the Operating Partnership and the cost of the Company's administrative activities. Ramco also provides third party management, leasing, brokerage and development services to entities not controlled by the Company. These third party leasing and development fees earned under management contracts are not necessarily earned consistently over time since these fees are based on measurements related to specific transactions and are dependent on the availability of space to lease or develop at the centers. The operating expenses of Ramco include employee expenses, such as salaries and benefits, and office and other expenses. Some of these costs are fixed in nature. The net cost reimbursement to be charged as general and administrative expense to the Operating Partnership is dependent on the ability of Ramco to continue to charge leasing, brokerage and development fees to third party entities, while continuing to generate third party management business. It is also dependent on Ramco's ability to control expenses, the majority of which are employee-related expenses. Some of the expenses of Ramco, those which are directly attributable to revenues to be earned in the future, are charged to the Operating Partnership and capitalized in order to be amortized over the related revenue. The Company's administrative expenses include officers' salaries and benefits, trustee fees, directors' and officers' liability insurance, transfer agent and shareholders' relations expenses, and professional fees including legal, audit and tax.

     Following is a breakdown of the general and administrative expenses shown in the Pro forma financial statements:

                                                                    PRO FORMA            PRO FORMA
                                                                   YEAR ENDED           YEAR ENDED
                                                                DECEMBER 31, 1997    DECEMBER 31, 1996
                                                                -----------------    -----------------
RAMCO
Management Fees.............................................         $1,063               $1,077
Leasing, Brokerage and Development Fees.....................            393                  152
Other Revenues..............................................            470                  293
Leasing/Development Cost Reimbursements.....................          1,473                  836
                                                                     ------               ------
  Total Revenues............................................          3,399                2,358
                                                                     ------               ------
Employee Expenses...........................................          4,356                3,555
Office and Other Expenses...................................          1,221                1,012
Depreciation and Amortization...............................            221                   56
                                                                     ------               ------
  Total Expenses............................................          5,798                4,623
                                                                     ------               ------
OPERATING PARTNERSHIP COST REIMBURSEMENT EXPENSES...........          2,399                2,265
                                                                     ------               ------
OPERATING PARTNERSHIP ADMINISTRATIVE EXPENSES...............          2,194                2,142
                                                                     ------               ------
SHOPPING CENTER LEVEL GENERAL AND ADMINISTRATIVE EXPENSES...            492                  362
                                                                     ------               ------
TOTAL PRO FORMA GENERAL AND ADMINISTRATIVE EXPENSES.........         $5,085               $4,769
                                                                     ======               ======

     The increase in general and administrative expenses of $316 was due to an increase of $52 in the Operating Partnership administrative expenses, an increase of $134 in cost reimbursement expenses between the Operating Partnership and Ramco, and an increase of $130 in Shopping Center Level general and administrative expenses.

Comparison of year ended December 31, 1996 to year ended December 31, 1995

     Total revenues for the year ended December 31, 1996 increased by 142.3%, or $23,796, to $40,513 as compared to $16,717 for the year ended December 31, 1995. The increase was a result of a $17,242 increase in minimum rents, a $424 increase in percentage rents, and a $10,996 increase in recoveries from tenants offset in part by a $4,866 decrease in interest and other income.

     Minimum rents increased 266.5%, or $17,242, to $23,713 for the year ended December 31, 1996 as compared to $6,471 for the year ended December 31, 1995. Percentage rents increased 55.4%, or $424, to $1,190 in 1996 as compared to $766 for the year ended December 31, 1995. Recoveries from tenants increased 647.2%, or $10,996, to $12,695 as compared to $1,699 for the year ended December 31, 1995. The increases in minimum rents, percentage rents, and recoveries from tenants are primarily attributable to the acquisition of the Ramco Properties effective May 1, 1996 and the acquisitions of the Taylor, Lakeland and Holcomb shopping centers effective August 14, November 22, and December 13, 1996, respectively. The operating results have included the impact of eight months of the Ramco Properties in 1996 as compared to none in 1995. In addition, two properties which were part of the Company's portfolio at December 31, 1995 were spun-off to Atlantic effective May 1, 1996 and thus the revenues in 1996 include only four months of their activity as compared to twelve months in 1995. The decrease of $4,866 in interest and other income is due to the impact of the spin-off of Atlantic, including the transfer of the mortgage loan portfolio to Atlantic. The operating results of the Company represents four months of mortgage loan portfolio activity in 1996 as compared to twelve months in 1995.

     Total expenses for the year ended December 31, 1996 increased by 187.2%, or $24,667, to $37,846, as compared to $13,179 for the year ended December 31, 1995. The increase was due to a $9,668 increase in operating expenses, including recoverable operating expenses and real estate taxes, a $3,584 increase in depreciation and amortization, a $608 increase in other operating expenses, a $556 increase in general and administrative expenses, a $6,725 increase in interest expense, and a $7,976 increase in spin-off and other expenses, offset in part by a decrease of $4,450 in the allowance for loan losses.

     Total recoverable expenses, including real estate taxes and recoverable operating expenses, increased by 301.7%, or $9,668, to $12,873 as compared to $3,205 for the year ended December 31, 1995. Other operating expenses increased by 332.2%, or $608, to $791 as compared to $183 in 1995. General and administrative expenses increased 13.5%, or $556, to $4,683 as compared to $4,127 in 1995. Depreciation and amortization increased 295.2%, or $3,584, to $4,798 in 1996 as compared to $1,214 in 1995. The increases in recoverable expenses of $9,668, other operating expenses of $608, general and administrative expenses of $556, and depreciation and amortization of $3,584 reflect the impact for the partial year on expenses that are principally attributable to the increase in the size of the real estate shopping portfolio due to the acquisition of the Ramco Properties in May 1996.

     Spin-off and other expenses were $7,976 in 1996 as compared to zero in 1995. These non-recurring costs were primarily a result of the employee severance and bonus expenses, the cost of run-off directors' and officers' liability insurance and the write-off of the Company's deferred acquisition costs related to the spin-off of Atlantic. The allowance for loan losses was zero in 1996 as compared to $4,450 in 1995. Total expenses for the year ended December 31, 1995 included an addition for loan losses of $4,450, no such addition to the allowance was required in 1996.

     Interest expense was $6,725 in 1996 as compared to zero in 1995. The increase of $6,725 was due to the partial year effect of the debt assumed in connection with the Ramco Acquisition and additional borrowings for subsequent acquisitions and development cost reimbursements. Interest expense for the year ended December 31, 1996 included approximately $140 in additional costs for the period May 1 to May 10, 1996 due to the closing of the Ramco Acquisition being effective May 1, 1996 while the Company contributed the RPS cash on May 10, 1996 thus incurring additional interest expense on the assumed debt.

     The loss from unconsolidated entities of $216 in 1996 as compared to zero in 1995 is due to the impact of the Ramco Acquisition during May 1996, and the 50% general partner interests in two partnerships which each own a shopping center.

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

     The following pro forma FFO are presented as if the Ramco Acquisition, and the acquisitions of each shopping center acquired in 1996 and 1997, and the spin-off of Atlantic had occurred January 1, 1996.

     The following table illustrates the calculation of actual FFO for the year ended December 31, 1997 and pro forma FFO for the years ended December 31, 1997 and 1996:

                                                             PRO FORMA YEARS ENDED
                                                   ACTUAL         DECEMBER 31,
                                                   -------   ----------------------
                                                    1997       1997          1996
                                                    ----       ----          ----
Net Income.......................................  $ 9,198   $ 9,211       $   936
  Add: Depreciation and amortization.............    8,236    10,977        10,189
  Add: Minority interest in partnership..........    3,344     3,350         3,209
  Add: Non-recurring spin-off and other
     expenses....................................                            7,976
                                                   -------   -------       -------
Funds from operations -- diluted.................   20,778    23,538        22,310
  Less: Preferred share dividends................     (278)     (278)           --
                                                   -------   -------       -------
Funds from operations -- basic...................  $20,500   $23,260       $22,310
                                                   =======   =======       =======
Weighted average equivalent shares outstanding(1)
  Basic..........................................    9,713     9,713         9,687
                                                   =======   =======       =======
  Diluted........................................    9,905     9,905         9,687
                                                   =======   =======       =======
Supplemental disclosure:
  Straight-line rental income....................  $ 1,627   $ 1,627       $ 1,517
                                                   =======   =======       =======
  Amortization of management contracts and
     covenants not to compete....................  $   494   $   494       $   494
                                                   =======   =======       =======

-------------------------
(1) For basic, represents the weighted average total shares outstanding, assuming the redemption of all Operating Partnership Units for Common Shares. For diluted, represents the weighted average total shares outstanding, assuming the redemption of all Operating Partnership Units for Common Shares, the Series A Preferred Shares converted to Common Shares, and the common shares issuable under the treasury stock method upon exercise of stock options.

CAPITAL EXPENDITURES

     During 1997, the Company spent approximately $3,391 on revenue generating capital expenditures including tenant allowances, leasing commissions paid to third-party brokers, legal costs relative to lease documents, and capitalized leasing and construction costs. These types of costs generate a return through rents from tenants over the term of their leases. Revenue enhancing capital expenditures, including expansions, renovations or repositionings were approximately $8,095. Revenue neutral capital expenditures, such as roof and parking lot repairs which are anticipated to be recovered from tenants, amounted to approximately $1,080.

     During 1997, the Company spent approximately $149,573 on the acquisition of the Madison Center, Pelican Plaza, the Southeast Portfolio, and the Village Lakes shopping centers.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share." This Statement establishes standards for computing and presenting earnings per share ("EPS") and applies to all entities with publicly held common shares or potential common shares. This Statement replaces the presentation of primary EPS and fully diluted EPS with a presentation of basic EPS and diluted EPS, respectively. Basic EPS excludes dilution and is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period. Similar to fully diluted EPS, diluted EPS reflects the potential dilution of securities that could share in the earnings.

The provisions of the Statement were adopted as of December 31, 1997 and the adoption of this Statement did not have an impact on the Company's previously reported EPS amounts.

     In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure" which establishes standards for disclosing information about an entity's capital structure. The Statement was adopted as of December 31, 1997 and did not have a material effect on the Company's financial statement presentation.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and displaying comprehensive income and its components in a full set of financial statements. The Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Statement is effective for the Company's financial statements for the year ending December 31, 1998. The adoption of the Statement is not expected to have a material effect on the Company's financial statement presentation.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which establishes standards for reporting information about operating segments in financial statements. It also establishes standards for disclosure about products and services, geographical areas, and major customers. The Statement is effective for the Company's financial statements for the year ending December 31, 1998. Management has not determined the impact of the Statement on the Company's financial statements.

     This Form 10-K contains forward-looking statements with respect to the operation of certain of the Company's properties. Management of the Company believes the expectations reflected in the forward-looking statements made in this document are based on reasonable assumptions. Certain factors could occur that might cause actual results to vary. These include general economic conditions, the strength of key industries in the cities in which the Company's properties are located, the performance of the Company's tenants at the Company's properties and elsewhere, and other factors discussed in the Company's report filed with the Securities and Exchange Commission.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See pages F-1 to F-23, which are included herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Incorporated herein by reference to Ramco-Gershenson Properties Trust definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Annual Report on Form 10-K with respect to its Annual Meeting of Shareholders to be held on June 10, 1998.

ITEM 11. EXECUTIVE COMPENSATION

     Incorporated herein by reference to Ramco-Gershenson Properties Trust definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Annual Report on Form 10-K with respect to its Annual Meeting of Shareholders to be held on June 10, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated herein by reference to Ramco-Gershenson Properties Trust definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Annual Report on Form 10-K with respect to its Annual Meeting of Shareholders to be held on June 10, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated herein by reference to Ramco-Gershenson Properties Trust definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Annual Report on Form 10-K with respect to its Annual Meeting of Shareholders to be held on June 10, 1998.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

(A)(1) FINANCIAL STATEMENTS

     See pages F-1 to F-23, which are included herein.

(A)(3) EXHIBITS

 3.1 Amended and Restated Declaration of Trust of the Company, dated October 2, 1997.
 3.2 Articles Supplementary to Amended and Restated Declaration of Trust, dated October 2, 1997.
 3.3    By-Laws of the Company adopted October 2, 1997.
 4      Rights Agreement dated as of December 6, 1989 between the
        Company and American Stock Transfer & Trust Company, incorporated by reference to Exhibit 1 to the Company's
        Registration Statement on Form 8-A, File No. 1-10093, for the registration of Share Purchase Rights.
10.1    Pledge Agreement, dated as of May 10, 1996, among the
        Company, Dennis Gershenson, Joel Gershenson, Bruce
        Gershenson, Richard Gershenson, Michael A. Ward, Michael A.
        Ward U/T/A dated 2/22/88, as amended, and the holders of interest in Ramco-Gershenson Properties, L.P., a Delaware limited partnership, incorporated by reference to Exhibit
        10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996.
10.2 Registration Rights Agreement, dated as of May 10, 1996, among the Company, Dennis Gershenson, Joel Gershenson, Bruce
        Gershenson, Richard Gershenson, Michael A. Ward, Michael A.
        Ward U/T/A dated 2/22/77, as amended, and each of the Persons set forth on Exhibit A attached thereto, incorporated by reference to Exhibit 10.2 to the Company's
        Quarterly Report on Form 10-Q for the period ended June 30,
        1996.
10.3 Exchange Rights Agreement, dated as of May 10, 1996, by and among the Company and each of the Persons whose names are set forth on Exhibit A attached thereto, incorporated by reference to Exhibit 10.3 to the Company' Quarterly Report on Form 10-Q of the period ended June 30, 1996.
10.4 1996 Share Option Plan of the Company, incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996.
10.5    Letter Agreement, dated May 10, 1996, among the Persons and
        Entities party to the Amended and Restated Master Agreement, dated as of December 27, 1995, as amended, incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996.
10.6 Promissory Note payable by Atlantic Realty Trust in favor of the Company in the principal face amount of $5,500,000 due
        November 9, 1997, incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996.
10.7 Letter Agreement, dated as of May 10, 1996, by and between Atlantic Realty Trust ("Atlantic") and the Company concerning the assumption of certain liabilities by Atlantic, incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the period ended
        June 30, 1996.
10.8    Employment Agreement, dated as of May 10, 1996, between the
        Company and Joel Gershenson, incorporated by reference to
        Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996.
10.9    Employment Agreement, dated as of May 10, 1996, between the
        Company and Dennis Gershenson, incorporated by reference to
        Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996.
10.10   Employment Agreement, dated as of May 10, 1996, between the
        Company and Michael A. Ward, incorporated by reference to
        Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996.

10.11   Employment Agreement, dated as of May 10, 1996, between the
        Company and Richard Gershenson, incorporated by reference to
        Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996.
10.12   Employment Agreement, dated as of May 10, 1996, between the
        Company and Bruce Gershenson, incorporated by reference to
        Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996.
10.13   Noncompetition Agreement, dated as of May 10, 1996, between
        Joel Gershenson and the Company, incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form
        10-Q for the period ended June 30, 1996.
10.14   Noncompetition Agreement, dated as of May 10, 1996, between
        Dennis Gershenson and the Company, incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form
        10-Q for the period ended June 30, 1996.
10.15   Noncompetition Agreement, dated as of May 10, 1996, between
        Michael A. Ward and the Company, incorporated by reference to Exhibit 10.15 to the Company's Quarterly Report on Form
        10-Q for the period ended June 30, 1996.
10.16   Noncompetition Agreement, dated as of May 10, 1996, between
        Richard Gershenson and the Company, incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996.
10.17   Noncompetition Agreement, dated as of May 10, 1996, between
        Bruce Gershenson and the Company, incorporated by reference to Exhibit 10.17 to the Company's Quarterly Report on Form
        10-Q for the period ended June 30, 1996.
10.18 Letter Agreement, dated April 15, 1996, among the Company and Richard Smith concerning Mr. Smith's employment by the Company, incorporated by reference to Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q for the period ended
        June 30, 1996.
10.19   Loan Agreement dated May 1, 1996 by and between
        Ramco-Gershenson Properties, L.P. and The Lincoln National
        Life Insurance Company relating to a $77,585,524.73 loan, incorporated by reference to Exhibit 10.22 to the Company's
        Annual Report on Form 10-K for the year ended December 31,
        1996.
10.20 Note dated May 1, 1996 in the aggregate principal amount of $77,585,524.73 made by Ramco-Gershenson Properties, L.P. in favor of The Lincoln National Life Insurance Company, incorporated by reference to Exhibit 10.23 to the Company's
        Annual Report on Form 10-K for the year ended December 31,
        1996.
10.21   Loan Agreement dated May 1, 1996 by and between
        Ramco-Gershenson Properties, L.P. and The Lincoln National
        Life Insurance Company relating to a $4,346,778.73 loan, incorporated by reference to Exhibit 10.24 to the Company's
        Annual Report on Form 10-K for the year ended December 31,
        1996.
10.22 Note dated May 1, 1996 in the aggregate principal amount of $4,346,778.73 made by Ramco-Gershenson Properties, L.P. in favor of The Lincoln National Life Insurance Company, incorporated by reference to Exhibit 10.25 to the Company's
        Annual Report on Form 10-K for the year ended December 31,
        1996.
10.23   Preferred Units and Stock Purchase Agreement dated as of
        September 30, 1997 by and among the Company, Special
        Situations RG REIT, Inc., and the Advancing Party named therein, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended
        September 30, 1997.
10.24 Agreement Regarding Exercise of Registration Rights dated as of September 30, 1997 among the Company, the Ramco
        Principals (as defined therein), the Other Holders (as defined therein), Special Situations RG REIT, Inc., and the
        Advancing Party, incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997.

10.25 Registration Rights Agreement dated as of September 30, 1997 by and among the Company, Special Situations RG REIT, Inc., and the Advancing Party named therein, incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997.
10.26   Second Amended and Restated Master Revolving Credit
        Agreement dated as of October 30, 1997 among Ramco-Gershenson Properties, L.P., as Borrower, the Company, as Guarantor, and BankBoston, N.A., and the other Banks which may become parties to the loan agreement, and BankBoston, N.A., as Agent, incorporated by reference to
        Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997.
10.27 Second Amended and Restated Noted dated October 30, 1997 in the principal amount of $160,000,000 made by Ramco-Gershenson Properties, L.P. in favor of BankBoston,
        N.A., incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the period ended
        September 30, 1997.
10.28   Second Amended and Restated Unconditional Guaranty of
        Payment and Performance dated as of October 30, 1997 by the Company in favor of BankBoston, N.A., incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997.
10.29 Unsecured Term Loan Agreement dated as of October 30, 1997 among Ramco-Gershenson Properties, L.P., as Borrower, the
        Company, as Guarantor, BankBoston, N.A., the other Banks which may become parties to the agreement, and BankBoston, N.A., as Agent, incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997.
10.30 Note dated as of October 30, 1997 in the principal amount of $45,000,000 made by Ramco-Gershenson Properties, L.P. in favor of BankBoston, N.A., incorporated by reference to
        Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997.
10.31 Unconditional Guaranty of Payment and Performance dated as of October 30, 1997 by the Company in favor of BankBoston, N.A., incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the period ended
        September 30, 1997.
10.32 Form of Contract of Sale dated July 7, 1997 relating to the acquisition of the Southeast Portfolio (Form #1), incorporated by reference to Exhibit 10.10 to the Company's
        Quarterly Report on Form 10-Q for the period ended September
        30, 1997.
10.33 Form of Contract of Sale dated July 7, 1997 relating to the acquisition of the Southeast Portfolio (Form #2), incorporated by reference to Exhibit 10.11 to the Company's
        Quarterly Report on Form 10-Q for the period ended September
        30, 1997.
10.34 Form of Contract of Sale dated July 7, 1997 relating to the acquisition of the Southeast Portfolio (Form #3), incorporated by reference to Exhibit 10.12 to the Company's
        Quarterly Report on Form 10-Q for the period ended September
        30, 1997.
10.35 Agreement dated July 7, 1997 by and between Seller (as defined therein) and Ramco-Gershenson Properties, L.P., which agreement amends certain Contracts of Sale relating to the Acquisition of the Southeast Portfolio, incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997.
10.36   Loan Agreement dated as of November 26, 1997 between Ramco
        Properties Associates Limited Partnership and Secore
        Financial Corporation relating to a $50,000,000 loan.
10.37 Promissory Note dated November 26, 1997 in the aggregate principal amount of $50,000,000 made by Ramco Properties
        Associates Limited Partnership in favor of Secore Financial
        Corporation.
10.38   Loan Agreement dated December 17, 1997 by and between
        Ramco-Gershenson Properties, L.P. and The Lincoln National
        Life Insurance Company relating to a $8,500,000 loan.
10.39 Note dated December 17, 1997 in the aggregate principal amount of $8,500,000 made by Ramco-Gershenson Properties, L.P., in favor of The Lincoln National Life Insurance
        Company.

10.40   1997 Non-Employee Trustee Stock Option Plan of the Company.
10.41 Change of Venue Merger Agreement dated as of October 2, 1997 between the Company (formerly known as RGPT Trust, a Maryland real estate investment trust), and Ramco-Gershenson
        Properties Trust, a Massachusetts business trust.
21.1    Subsidiaries.
23.1    Consent of Deloitte & Touche LLP.
27.1    Financial Data Schedule.

(B) REPORTS ON FORM 8-K

     The Company filed a Current Report on Form 8-K dated November 14, 1997. The company reported under Item 2, the acquisition of the Southeast Portfolio on October 30, 1997 and the related financing.

     The Company filed a Current Report on Form 8-K/A dated January 13, 1998. The Company reported under Item 2, the acquisition of the Southeast Portfolio on October 30, 1997. Included in the filing were the following financial statements:

     INDEPENDENT AUDITORS' REPORT

     Ramco-Gershenson Southeast Portfolio, Combined Historical Summary of Revenues and Direct Operating Expenses for the Year Ended December 31, 1996 and the Nine Months Ended September 30, 1997 (Unaudited)

     Notes to Combined Historical Summary of Revenues and Direct Operating Expenses for the Year Ended December 31, 1996, and the Nine Months Ended September 30, 1997 (Unaudited)

     Ramco-Gershenson Properties Trust Pro Forma Condensed Consolidated Balance Sheet as of September 30, 1997 (Unaudited)

     Ramco-Gershenson Properties Trust Pro Forma Consolidated Statements of Operations for the Year Ended December 31, 1996 (Unaudited) and the Nine Months Ended September 30, 1997 (Unaudited)

     Ramco-Gershenson Properties Trust Statement of Estimated Taxable Operating Results of the Southeast Portfolio and Estimated Cash to be Made Available by the Operations of the Southeast Portfolio for the Twelve Month Period Ended September 30, 1997 (Unaudited)

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   Ramco-Gershenson Properties Trust

Dated: April 9, 1998                               By: /s/ JOEL D. GERSHENSON
                                                   ----------------------------------------------------
                                                       Joel D. Gershenson,
                                                       Chairman

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of registrant and in the capacities and on the dates indicated.

Dated: April 9, 1998                               By: /s/ JOEL D. GERSHENSON
                                                   ----------------------------------------------------
                                                       Joel D. Gershenson,
                                                       Trustee and Chairman

Dated: April 9, 1998                               By: /s/ DENNIS E. GERSHENSON
                                                   ----------------------------------------------------
                                                       Dennis E. Gershenson,
                                                       Trustee and President
                                                       (Principal Executive Officer)

Dated: April 9, 1998                               By: /s/ STEPHEN R. BLANK
                                                   ----------------------------------------------------
                                                       Stephen R. Blank,
                                                       Trustee

Dated: April 9, 1998                               By: /s/ ARTHUR H. GOLDBERG
                                                   ----------------------------------------------------
                                                       Arthur H. Goldberg,
                                                       Trustee

Dated:                                             By:
                                                   ----------------------------------------------------
                                                       Herbert Liechtung,
                                                       Trustee

Dated: April 9, 1998                               By: /s/ ROBERT A. MEISTER
                                                   ----------------------------------------------------
                                                       Robert A. Meister,
                                                       Trustee

Dated: April 9, 1998                               By: /s/ JOEL M. PASHCOW
                                                   ----------------------------------------------------
                                                       Joel M. Pashcow,
                                                       Trustee

Dated: April 9, 1998                               By: /s/ MARK K. ROSENFELD
                                                   ----------------------------------------------------
                                                       Mark K. Rosenfeld,
                                                       Trustee

Dated: April 9, 1998                               By: /s/ SELWYN ISAKOW
                                                   ----------------------------------------------------
                                                       Selwyn Isakow,
                                                       Trustee

Dated: April 9, 1998                               By: /s/ RICHARD J. SMITH
                                                   ----------------------------------------------------
                                                       Richard J. Smith,
                                                       Chief Financial Officer
                                                       (Principal Financial and Accounting Officer)

                       RAMCO-GERSHENSON PROPERTIES TRUST

                          INDEPENDENT AUDITORS' REPORT

To the Board of Trustees of
Ramco-Gershenson Properties Trust:

     We have audited the accompanying consolidated balance sheets of Ramco-Gershenson Properties Trust and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ramco-Gershenson Properties Trust and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

Deloitte & Touche LLP
Detroit, Michigan
February 17, 1998

                       RAMCO-GERSHENSON PROPERTIES TRUST

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996

                                                                  1997        1996
                                                                  ----        ----
                                                                   (IN THOUSANDS)
ASSETS
Investment in real estate -- net (Notes 3, 5 and 14)........    $458,294    $307,752
Accounts receivable -- net..................................       6,035       3,901
Equity investments in and advances to unconsolidated
  entities (Note 7).........................................       6,421       6,044
Cash and cash equivalents...................................       5,033       3,541
Other assets -- net (Note 4)................................       8,899       2,389
                                                                --------    --------
     TOTAL ASSETS...........................................    $484,682    $323,627
                                                                ========    ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgages and notes payable (Note 5)........................    $295,618    $143,410
Distributions payable.......................................       4,348       4,108
Accounts payable and accrued expenses.......................      13,145      10,485
Due to related entities (Note 1)............................       1,325       1,053
                                                                --------    --------
     Total liabilities......................................     314,436     159,056
MINORITY INTEREST...........................................      42,282      44,706
COMMITMENTS AND CONTINGENCIES (Note 8)......................
SHAREHOLDERS' EQUITY
  Series A convertible preferred shares, par value $.01,
     10,000 shares authorized, 467 issued and outstanding,
     $11,666 liquidation value (Note 9).....................      11,147
  Common Shares of Beneficial Interest, par value (1997 --
     $.01, 1996 -- $.10) shares authorized (1997 -- 30,000;
     1996 -- unlimited), issued and outstanding (1997 and
     1996 -- 7,123) (Note 9)................................          71         712
  Additional paid-in capital................................     150,513     149,872
  Cumulative distributions in excess of net income..........     (33,767)    (30,719)
                                                                --------    --------
TOTAL SHAREHOLDERS' EQUITY..................................     127,964     119,865
                                                                --------    --------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.............    $484,682    $323,627
                                                                ========    ========

                See notes to consolidated financial statements.

                       RAMCO-GERSHENSON PROPERTIES TRUST

                       CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                 1997      1996(*)    1995(*)
                                                                 ----      -------    -------
                                                                    (IN THOUSANDS, EXCEPT
                                                                     PER SHARE AMOUNTS)
REVENUES
  Minimum rents.............................................    $39,035    $23,713    $ 6,471
  Percentage rents..........................................      1,467      1,190        766
  Recoveries from tenants...................................     17,990     12,695      1,699
  Interest and other income.................................        752      2,915      7,781
                                                                -------    -------    -------
     TOTAL REVENUES.........................................     59,244     40,513     16,717
                                                                -------    -------    -------
EXPENSES
  Real estate taxes.........................................      6,230      4,643      1,271
  Recoverable operating expenses............................     11,462      8,230      1,934
  Depreciation and amortization.............................      8,216      4,798      1,214
  Other operating...........................................        974        791        183
  General and administrative................................      4,753      4,683      4,127
  Interest expense..........................................     14,753      6,725
  Spin-off and other expenses (Note 1)......................                 7,976
  Allowance for loan losses.................................                            4,450
                                                                -------    -------    -------
     TOTAL EXPENSES.........................................     46,388     37,846     13,179
                                                                -------    -------    -------
OPERATING INCOME............................................     12,856      2,667      3,538
LOSS FROM UNCONSOLIDATED ENTITIES (NOTE 7)..................        314        216
                                                                -------    -------    -------
INCOME BEFORE MINORITY INTEREST.............................     12,542      2,451      3,538
MINORITY INTEREST...........................................      3,344      2,159
                                                                -------    -------    -------
NET INCOME..................................................    $ 9,198    $   292    $ 3,538
                                                                =======    =======    =======
BASIC EARNINGS PER SHARE (NOTE 2)...........................      $1.25      $0.04      $0.50
                                                                =======    =======    =======
DILUTED EARNINGS PER SHARE (NOTE 2).........................      $1.25      $0.04      $0.50
                                                                =======    =======    =======
WEIGHTED AVERAGE SHARES OUTSTANDING:
  BASIC.....................................................      7,123      7,123      7,123
                                                                =======    =======    =======
  DILUTED...................................................      7,148      7,123      7,123
                                                                =======    =======    =======

-------------------------
(*) The 1996 and 1995 historical results consist of the operations of RPS Realty
    Trust prior to the Spin-Off Transaction and the Ramco Acquisition, which was effective on May 1, 1996 (Note 1).

                See notes to consolidated financial statements.

                       RAMCO-GERSHENSON PROPERTIES TRUST

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                   NUMBER OF                 NUMBER OF
                                                    SHARES                    SHARES       COMMON
                                                   PREFERRED    PREFERRED     COMMON        STOCK
                                                     STOCK        STOCK        STOCK      PAR VALUE
                                                   ---------    ---------    ---------    ---------
                                                                    (IN THOUSANDS)
BALANCE, JANUARY 1, 1995.......................                                7,123        $ 712
  Net income...................................
  Cash distributions declared..................
                                                                               -----        -----
BALANCE, DECEMBER 31, 1995.....................                                7,123          712
  Assets transferred in Spin-Off Transaction...
  Minority interests' equity...................
  Cash distributions declared..................
  Net income...................................
                                                                               -----        -----
BALANCE, DECEMBER 31, 1996.....................                                7,123          712
  Cash distributions declared
  Conversion to $.01 par value Common Stock....                                              (641)
  Series A Preferred stock issuance............       467        $11,147
  Net income...................................
                                                      ---        -------       -----        -----
BALANCE, DECEMBER 31, 1997.....................       467        $11,147       7,123        $  71
                                                      ===        =======       =====        =====

                                                          ADDITIONAL     CUMULATIVE         TOTAL
                                                           PAID-IN       EARNINGS/      SHAREHOLDERS'
                                                           CAPITAL      DISTRIBUTION       EQUITY
                                                          ----------    ------------    -------------
                                                                        (IN THOUSANDS)
BALANCE, JANUARY 1, 1995..............................     $197,061       $(15,174)        182,599
  Net income..........................................                       3,538           3,538
  Cash distributions declared.........................                      (9,117)         (9,117)
                                                           --------       --------        --------
BALANCE, DECEMBER 31, 1995............................      197,061        (20,753)        177,020
  Assets transferred in Spin-Off Transaction..........      (45,483)                       (45,483)
  Minority interests' equity..........................       (1,706)                        (1,706)
  Cash distributions declared.........................                     (10,258)        (10,258)
  Net income..........................................                         292             292
                                                           --------       --------        --------
BALANCE, DECEMBER 31, 1996............................      149,872        (30,719)        119,865
  Cash distributions declared.........................                     (12,246)        (12,246)
  Conversion to $.01 par value Common Stock...........          641                             --
  Series A Preferred stock issuance...................                                      11,147
  Net income..........................................                       9,198           9,198
                                                           --------       --------        --------
BALANCE, DECEMBER 31, 1997............................     $150,513       $(33,767)       $127,964
                                                           ========       ========        ========

                See notes to consolidated financial statements.

                       RAMCO-GERSHENSON PROPERTIES TRUST

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                  1997       1996(*)     1995(*)
                                                                  ----       -------     -------
                                                                         (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income................................................    $   9,198    $    292    $  3,538
  Adjustments to reconcile net income to net cash flows
    provided by operating activities:
    Depreciation and amortization...........................        8,216       4,705       1,214
    Amortization of deferred financing costs................          335          93
    Loss from unconsolidated entities.......................          314         216
    Minority interest.......................................        3,344       2,159
    Provision for possible loan losses......................                      129       4,450
    Write-off of deferred acquisition expenses..............                    2,154
    Loss on disposition of real estate/loans................                                  183
    Loss on disposal of REMIC's.............................                       91
    Changes in assets/liabilities that provided (used) cash:
      Interest and accounts receivable......................       (2,134)     (2,987)        125
      Other assets..........................................       (4,907)     (1,431)     (7,165)
      Transaction advances..................................                    2,471
      Accounts payable and accrued expenses.................        2,660       7,603         (10)
                                                                ---------    --------    --------
  Total adjustments.........................................        7,828      15,203      (1,203)
                                                                ---------    --------    --------
Cash Flows Provided By Operating Activities.................       17,026      15,495       2,335
                                                                ---------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Real estate acquired......................................     (152,492)    (41,727)     (1,006)
  Advances to unconsolidated entities.......................         (691)       (773)
  Satisfaction of mortgage loans receivable.................                    3,468       3,025
  Investment in mortgage loans receivable...................                                 (256)
  Amortization of REMIC's...................................                    1,100
  Investment of REMIC's.....................................                              (58,098)
  Proceeds from REMIC's.....................................                   56,908
                                                                ---------    --------    --------
Cash Flow (Used In) Provided By Investing Activities........     (153,183)     18,976     (56,335)
                                                                ---------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions to shareholders........................      (11,967)     (9,545)     (9,117)
  Cash distributions to operating partnership unit
    holders.................................................       (4,389)     (1,860)
  Payments of deferred financing costs......................       (2,335)       (471)
  Purchase of operating partnership units...................       (1,417)
  Principal repayments on mortgage debt.....................       (1,915)    (74,852)
  Principal repayments on credit facility...................      (58,594)
  Net proceeds from preferred shares........................       11,147
  Net advances from affiliated entities.....................          272       2,625
  Borrowings on debt........................................      206,847      41,706
                                                                ---------    --------    --------
Cash Flows Provided By (Used In) Financing Activities.......      137,649     (42,397)     (9,117)
                                                                ---------    --------    --------
Net Increase (Decrease) in Cash and Cash Equivalents........        1,492      (7,926)    (63,117)
Cash and Cash Equivalents, Beginning of Period..............        3,541      11,467      74,584
                                                                ---------    --------    --------
Cash and Cash Equivalents, End of Period....................    $   5,033    $  3,541    $ 11,467
                                                                =========    ========    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash Paid for Interest During the Period..................    $  13,358    $  6,100
                                                                =========    ========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCIAL
  ACTIVITIES:
  Spin-off of net assets to Atlantic........................                 $ 45,483
  Acquisition of Ramco and other property acquisitions:
    Debt assumed............................................    $   5,867     176,478
    Value of OP units issued................................                   43,835
    Other liabilities assumed...............................                    1,600
  Interest and accounts receivable..........................                             $   (733)
  Allowance for possible loan losses........................                                5,076
  Net mortgages receivable sold.............................                               (4,343)

-------------------------
(*) The 1996 and 1995 historical results consist of the operations of RPS Realty
    Trust prior to the Spin-Off Transaction and the Ramco Acquisition, which was effective on May 1, 1996 (Note 1).

                See notes to consolidated financial statements.

                       RAMCO-GERSHENSON PROPERTIES TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

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

     In return for these transfers, the Ramco Group received 2,377,492 Units ("Units") of the Operating Partnership (representing an approximate 25% limited partnership interest in the Operating Partnership). The acquisition was accounted for using the purchase method. The purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair market value. Units, which are convertible into common shares of beneficial interest in the Company, as described below, were valued at approximately $16.50 per Unit representing the average trading price of the Company's shares immediately preceding and following the Ramco Acquisition. In addition, the Ramco Group received 279,181 Units as a partial earnout relative to Jackson Crossing Shopping Center (representing an approximate 2% limited partnership interest in the Operating Partnership). The Ramco Group's 2,656,673 aggregate Units represented an approximate 27% limited partnership interest in the Operating Partnership. In connection with the transfer of the Ramco Properties, the Company assumed approximately $176,556 of secured indebtedness on the Ramco Properties. The aggregate interest in the Operating Partnership to be received by the Ramco Group may be increased to a maximum of approximately 29% if certain leasing objectives with respect to Jackson Crossing were fulfilled by March 31, 1997. The Company is in the process of evaluating the Jackson Crossing earnout and determining appropriate due diligence procedures to be performed relative to the proposed calculation. The potential impact of additional units is not expected to be material. Subject to certain limitations, the interests in the Operating Partnership are exchangeable into common shares of the Company on a one-for-one basis. No Units have been exchanged to date.

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

                       RAMCO-GERSHENSON PROPERTIES TRUST

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

     For the year ended December 31, 1996 non-recurring expenses, including expenses related to the spin-off of Atlantic, have been charged to operations as follows:

Severance and other termination costs.......................    $4,672
Directors' and officers' insurance..........................     1,150
Write-off of deferred acquisition expense...................     2,154
                                                                ------
                                                                $7,976
                                                                ======

     At December 31, 1996, the Company had a payable to its former Chairman and President of $1,600, plus interest, representing the final installment of his severance package. The final installment was paid in December 1997 under the terms of an amended agreement.

     In connection with the Ramco Acquisition, the due to related entities of $1,325 and $1,053 at December 31, 1997 and 1996, respectively, represents unreimbursed development costs of $565 and $568, respectively, and funds collected on behalf of the Ramco Group relating to receivables prior to the closing of $760 and $485, respectively.

     In December 1997, with the approval of its shareholders, the Company changed its state of organization from Massachusetts to Maryland by means of a merger of the Massachusetts Trust into the Company and the conversion of each outstanding share of beneficial interest in the Trust into a common share of beneficial interest of the surviving Company. The par value of the common shares was reduced from $.10 per share in 1996 to $.01 per share in 1997.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements for the year ended December 31, 1997, and 1996 include the accounts of the Company and its majority owned subsidiary, the Operating Partnership (73.5% owned by the Company at December 31, 1997) and its wholly owned subsidiary, Ramco Properties Associates Limited Partnership, a financing subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

                       RAMCO-GERSHENSON PROPERTIES TRUST

     An allowance for doubtful accounts has been provided against the portion of tenant accounts receivable which is estimated to be uncollectible. Accounts receivable in the accompanying balance sheet is shown net of an allowance for doubtful accounts of approximately $910 and $417 as of December 31, 1997 and 1996, respectively.

     Until May 1, 1996, interest income on mortgage loans was recognized on the accrual method during the periods in which the mortgage loans were outstanding. Deferred interest, due at the maturity of the mortgage loan, was recognized as income based on the interest method using the implicit rate of interest on the mortgage loan. Contingent and additional contingent income, extension fee income and prepayment premium income was recognized as cash was received.

     Mortgage loans receivable at December 31, 1995 was $36,023. Payments of $3,468 were received during 1996. Effective May 1, 1996 $32,555 of mortgage loans receivable was spun-off to Atlantic Realty Trust (Note 1).

     CASH AND CASH EQUIVALENTS -- The Company considers all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents.

     INCOME TAX STATUS -- The Company conducts its operations with the intent of meeting the requirements applicable to a real estate investment trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986 as amended (the "Code"). In order to maintain qualification as a real estate investment trust, the REIT is required to distribute at least 95% of its taxable income to shareholders and meet certain other asset and income tests as well as other requirements. As a real estate investment trust, the REIT will generally not be liable for federal corporate income taxes. Thus, no provision for federal income taxes has been included in the accompanying financial statements.

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

     In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed of" which requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes indicate that the carrying amount of an asset may not be recoverable. The provisions of this Statement were adopted as of January 1, 1996 and the adoption of this Statement did not have an impact on the carrying value of the real estate. The Company periodically evaluates the carrying value of its long-lived assets.

     IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS -- In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure" which establishes standards for disclosing information about an entity's capital structure. This Statement was adopted as of December 31, 1997 and did not have a material effect on the Company's financial statement presentation.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and displaying comprehensive income and its components in a full set of financial statements. The Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Statement is effective for the Company's financial statements for the year ended December 31, 1998. The adoption of the Statement is not expected to have a material effect on the Company's financial statement presentation.

                       RAMCO-GERSHENSON PROPERTIES TRUST

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which establishes standards for reporting information about operating segments in financial statements. It also establishes standards for disclosure about products and services, geographical areas, and major customers. The Statement is effective for the Company's financial statements for the year ending December 31, 1998. Management has not determined the impact of the Statement on the Company's financial statements.

     INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED ENTITIES -- Consist of 50% general partner interests in Kentwood Town Center ("Kentwood") and the Southfield Plaza Expansion ("Southfield Plaza") and the Company's 100% interest in the non-voting and 5% interest in the voting common stock of Ramco. These investments are not unilaterally controlled and are therefore accounted for on the equity method.

     OTHER ASSETS -- Consist primarily of financing costs and leasing costs which are amortized using the straight-line method over the terms of the respective agreements.

     MINORITY INTEREST -- Represents the Ramco Group's interest as a limited partner in the Operating Partnership. Such interest is held in the form of Units of the Operating Partnership which are exchangeable on an equivalent basis with Common Shares of the Company. During the year ended December 31, 1997, the Operating Partnership redeemed 88,530 Operating Partnership Units at $16.00 per Unit. This redemption reduced the minority interest from approximately 27% to 26.5%.

     DERIVATIVE FINANCIAL INSTRUMENTS -- In managing interest rate exposure on certain floating rate debt, the Company at times enters into interest rate protection agreements. When interest rates change, the differential to be paid or received is accrued to interest expense and is recognized over the life of the agreements. The costs of these transactions are deferred and amortized over the contract period. The amortized costs of these transactions and interest income and interest expense on these interest rate protection agreements are included in interest expense.

     EARNINGS PER COMMON SHARE -- In February 1997, the FASB issued SFAS No. 128, "Earnings per Share." This statement establishes standards for computing and presenting earnings per share ("EPS") and applies to all entities with publicly held common shares or potential common shares. This statement replaces the presentation of primary EPS and fully diluted EPS with a presentation of basic EPS and diluted EPS, respectively. Basic EPS excludes dilution and is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Similar to fully diluted EPS, diluted EPS reflects the potential dilution of securities that could share in the earnings. The provisions of this Statement were adopted as of December 31, 1997 and the adoption of this Statement did not have an impact on the Company's previously reported EPS amounts.

     Basic earnings per share is computed based on income available to common shareholders divided by the weighted average number of common shares outstanding during the period. Net income has been reduced by $278 in 1997 for Preferred Share dividends declared in order to determine income available to common shareholders. Diluted earnings per share is computed based upon income available to common shareholders while adding back the preferred share dividends, divided by the weighted average number of dilutive potential shares. The dilutive potential common shares include shares issuable under the treasury stock method upon exercise of stock options amounting to 25,000 in 1997.

     In 1997, conversion of the Series A Preferred Shares and the Operating Partnership Units would have been anti-dilutive and, therefore, were not considered in the computation of diluted earnings per share.

     Earnings per common share and the weighted average number of shares outstanding for 1995 have been adjusted to reflect the one-for-four reverse stock split which occurred on May 1, 1996 (Note 1).

     RECLASSIFICATIONS -- Certain reclassifications have been made to the 1996 and 1995 financial statements in order to conform with the 1997 presentation.

                       RAMCO-GERSHENSON PROPERTIES TRUST

3. REAL ESTATE

     The Company's real estate at December 31, 1997 and December 31, 1996 consists of the following:

                                                                 DECEMBER 31,
                                                             --------------------
                                                               1997        1996
                                                               ----        ----
Land.....................................................    $ 57,075    $ 42,681
Buildings and improvements...............................     414,115     270,544
Construction in progress.................................       2,023       1,629
                                                             --------    --------
                                                              473,213     314,854
Less: accumulated depreciation...........................     (14,919)     (7,102)
                                                             --------    --------
Investment in real estate -- net.........................    $458,294    $307,752
                                                             ========    ========

REAL ESTATE ACQUISITIONS

     The Company has made the following property acquisitions (the "Property Acquisitions") during the years ended December 31, 1997 and 1996 and the consolidated financial statements include the effects of the Property Acquisitions commencing with the date of acquisition (Note 12). All acquisitions have been accounted for using the purchase method of accounting. The purchase prices were allocated to the assets acquired and liabilities assumed based upon their estimated fair market value.

ACQUISITION DATE      PROPERTY NAME         PROPERTY LOCATION       PURCHASE PRICE
----------------      -------------         -----------------       --------------
August 1996        Taylor Plaza         Taylor, Michigan               $  2,300
November 1996      Shoppes of Lakeland  Lakeland, Florida              $ 12,700
December 1996      Holcomb Center       Alpharetta, Georgia            $  6,700
May 1997           Madison Center       Madison Heights, Michigan      $  7,400
July 1997          Pelican Plaza        Sarasota, Florida              $  7,200
October 1997       Southeast Portfolio  Southeastern United States     $124,500
December 1997      Village Lakes        Land O' Lakes, Florida         $  8,600

4. OTHER ASSETS

     Other assets at December 31, 1997 and December 31, 1996 are as follows:

                                                                  DECEMBER 31,
                                                                ----------------
                                                                 1997      1996
                                                                 ----      ----
Leasing costs and other.....................................    $5,845    $1,945
Deferred financing costs....................................     2,806       471
Proposed development and acquisition costs..................     1,214       205
                                                                ------    ------
                                                                 9,865     2,621
Less: accumulated amortization..............................      (966)     (232)
                                                                ------    ------
  Other assets -- net.......................................    $8,899    $2,389
                                                                ======    ======

                       RAMCO-GERSHENSON PROPERTIES TRUST

5. MORTGAGES AND NOTES PAYABLE

     Mortgages and notes payable consist of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1997       1996
                                                                ----       ----
Fixed rate mortgages with interest rates ranging from 6.83%
  to 8.75% due at various dates through 2007................  $162,030   $ 99,579
Floating rate mortgages at 75% of the rate of long-term
  Capital A rated utility bonds, due January 1, 2010, plus
  supplemental interest to equal LIBOR plus 200 basis
  points. The effective rate at December 31, 1997 and 1996
  was 7.325% and 7.59%, respectively........................     7,000      7,000
Unsecured term loan, with an interest rate at LIBOR plus 275 basis points, due May 1, 1999. The effective rate at
  December 31, 1997 was 8.75%...............................    45,000
Credit Facility, with an interest rate at LIBOR plus 162.5
  basis points at December 31, 1997 and 175 basis points at
  December 31, 1996, due May 1999, maximum available
  borrowings of $110,000. The effective rate at December 31,
  1997 and 1996, was 7.66% and 7.37%, respectively..........    81,588     36,831
                                                              --------   --------
                                                              $295,618   $143,410
                                                              ========   ========

     The mortgage notes are secured by mortgages on properties that have an approximate net book value of $276,619 as of December 31, 1997. The Credit Facility is secured by mortgages on various properties that have an approximate net book value of $101,179 as of December 31, 1997.

     During 1997, the Company modified its $50,000 Credit Facility in stages up to $160,000 in order to provide funds for acquisitions and capital projects. During November 1997, the Company closed on a $50,000 permanent mortgage loan. The net proceeds were utilized to pay down the Credit Facility, and the availability of the Credit Facility was reduced to $110,000. At December 31, 1997, $110,000 of the Credit Facility was available for borrowing, of which $81,588 was outstanding. The interest rate payable under the Credit Facility and the unsecured term loan, is between 137.5 and 162.5 basis points over LIBOR, and between 250 and 275 basis points over LIBOR, respectively, depending on certain debt ratios set forth in the agreements. At December 31, 1997, outstanding letters of credit issued under the Credit Facility, not reflected in the accompanying consolidated balance sheet, total approximately $836.

     The Credit Facility contains financial covenants relating to debt to market capitalization, minimum operating coverage ratios, and a minimum equity value. As of December 31, 1997 the Company was in compliance with the covenant terms.

     In July 1997, the Company executed an interest rate protection agreement, at a cost of $29, to limit the Company's exposure to increases in interest rates on its floating rate debt. The notional amount of the agreement was $75,000. Based on rates currently in effect under the Company's Credit Facility, the agreement caps the Company's interest rate on $75,000 of floating rate debt to 8.375%, with a floor of 7.125%, through May 1, 1999.

     In December 1997, the Company executed an interest rate protection agreement at no cost to limit the Company's exposure to increases in interest rates on its floating rate debt. The notional amount of the agreement was $50,000. Based on rates currently in effect under the Company's Credit Facility, the agreement caps the Company's interest rate on $50,000 of floating rate debt to 8.375%, with a floor of 7.225%, for the period May 1999 to October 2000. The Company is exposed to credit loss in the event of non-performance by the other parties to the interest rate swap agreements. However, the Company does not anticipate non-performance by the counterparty.

                       RAMCO-GERSHENSON PROPERTIES TRUST

     The following table presents scheduled principal payments on mortgages and notes payable as of December 31, 1997:

Year End December 31,
  1998......................................................    $  4,764
  1999......................................................     129,669
  2000......................................................       8,243
  2001......................................................       3,131
  2002......................................................       3,317
  Thereafter................................................     146,494
                                                                --------
  Total.....................................................    $295,618
                                                                ========

6. LEASES

     Approximate future minimum rentals under noncancelable operating leases in effect at December 31, 1997, assuming no new or renegotiated leases nor option extensions on lease agreements, is as follows:

Year ended December 31,
  1998......................................................    $ 47,245
  1999......................................................      42,218
  2000......................................................      37,722
  2001......................................................      33,800
  2002......................................................      30,267
  Thereafter................................................     208,001
                                                                --------
  Total.....................................................    $399,253
                                                                ========

                       RAMCO-GERSHENSON PROPERTIES TRUST

7. UNCONSOLIDATED ENTITIES

     Condensed financial statement information of Ramco, Kentwood and Southfield Plaza Expansion as of December 31, 1997 and 1996, and for the year ended December 31, 1997 and the eight months ended December 31, 1996 are presented as follows:

                                                                   1997
                                                 ----------------------------------------
                                                                     SOUTHFIELD              1996
                                                 RAMCO    KENTWOOD     PLAZA       TOTAL     TOTAL
                                                 -----    --------   ----------    -----     -----
ASSETS
Net Real Estate Assets.........................           $ 1,860      $  566     $ 2,426   $ 2,551
Other Assets...................................  $4,588       514         122       5,224     5,480
                                                 ------   -------      ------     -------   -------
     Total Assets..............................  $4,588   $ 2,374      $  688     $ 7,650   $ 8,031
                                                 ======   =======      ======     =======   =======
LIABILITIES
Mortgage Notes Payable.........................           $10,949      $1,593     $12,542   $12,682
Other Liabilities..............................  $1,399       266          46       1,711     1,730
                                                 ------   -------      ------     -------   -------
     Total Liabilities.........................   1,399    11,215       1,639      14,253    14,412
                                                 ------   -------      ------     -------   -------
Owners' equity (deficit).......................   3,189    (8,841)       (951)     (6,603)   (6,381)
                                                 ------   -------      ------     -------   -------
Total Liabilities and Owners' Equity
  (Deficit)....................................  $4,588   $ 2,374      $  688     $ 7,650   $ 8,031
                                                 ======   =======      ======     =======   =======
Company's Equity Investments in Unconsolidated
  Entities.....................................  $3,453   $   956      $  548     $ 4,957   $ 5,271
Advances to Unconsolidated Entities............   1,464                             1,464       773
                                                 ------   -------      ------     -------   -------
Total Equity Investments in and Advances to
  Unconsolidated Entities......................  $4,917   $   956      $  548     $ 6,421   $ 6,044
                                                 ======   =======      ======     =======   =======

                                                                  1997
                                                -----------------------------------------
                                                                     SOUTHFIELD              1996
                                                 RAMCO    KENTWOOD     PLAZA       TOTAL     TOTAL
                                                 -----    --------   ----------    -----     -----
REVENUES
  Management Fees.............................  $ 1,063                           $ 1,063   $   711
  Leasing and Development Fees................      392                               392       131
  Property Revenues...........................             $1,805       $272        2,077     1,571
  Other Revenues..............................      496                               496       417
  Leasing/Development Cost Reimbursements.....    1,321                             1,321
                                                -------    ------       ----      -------   -------
     Total Revenues...........................    3,272     1,805        272        5,349     2,830
                                                -------    ------       ----      -------   -------
EXPENSES
  Employee Expenses...........................    4,079                             4,079     2,187
  Office and Other Expenses...................    1,190                             1,190       630
  Property Expenses...........................              1,463        199        1,662     1,307
  Depreciation and amortization...............      221                               221        45
                                                -------    ------       ----      -------   -------
     Total Expenses...........................    5,490     1,463        199        7,152     4,169
                                                -------    ------       ----      -------   -------
Excess Revenues Over Expenses.................   (2,218)      342         73       (1,803)   (1,339)
Cost Reimbursement From Operating
  Partnership.................................    2,218                             2,218     1,603
                                                -------    ------       ----      -------   -------
Income........................................  $     0    $  342       $ 73      $   415   $   264
                                                =======    ======       ====      =======   =======
Company's Share of Income.....................  $     0    $  171       $ 37      $   208   $   132
                                                =======    ======       ====      =======   =======

                       RAMCO-GERSHENSON PROPERTIES TRUST

     The Company's share of the unconsolidated entities' income of $208 and $132, for the year ended December 31, 1997 and the eight months ended December 31, 1996, respectively, was reduced by $522 and $348, respectively, which represents depreciation and amortization adjustments arising from the Company's net basis adjustments in the unconsolidated entities' assets. These adjustments result in a net loss of $314 and $216 from unconsolidated entities for the year ended December 31, 1997 and the eight months ended December 31, 1996.

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

     During the third quarter of 1994, the Company held more than 25% of the value of its gross assets in overnight Treasury Bill reverse repurchase transactions which the United States Internal Revenue Service (the "IRS") may view as non-qualifying assets for the purposes of satisfying an asset qualification test applicable to REITs, based on a Revenue Ruling published in 1977 (the "Asset Issue"). The Company has requested that the IRS enter into a closing agreement with the Company that the Asset Issue will not impact the Company's status as a REIT. The IRS has deferred any action relating to the Asset Issue pending the further examination of the Company's 1991-1995 tax returns (the "Tax Audit"). Based on developments in the law which have occurred since 1977, the Company's Tax Counsel, Battle Fowler LLP, has rendered an opinion that the Company's investment in Treasury Bill repurchase obligations would not adversely affect its REIT status. However, such opinion is not binding upon the IRS.

     In connection with the spin-off of Atlantic, Atlantic has assumed all liability arising out of the Tax Audit and the Asset Issue, including liabilities for interest and penalties and attorney fees relating thereto. In connection with the assumption of such potential liabilities, Atlantic and the Company have entered into a tax agreement which provides that the Company (under the direction of its Continuing Trustees), and not Atlantic, will control, conduct and effect the settlement of any tax claims against the Company relating to the Tax Audit and the Asset Issue. Accordingly, Atlantic will not have any control as to the timing of the resolution or disposition of any such claims. The Company and Atlantic also received an opinion from Special Tax Counsel, Wolf, Block, Schorr and Solis-Cohen LLP, that, to the extent there is a deficiency in the Company's taxable income arising out of the IRS examination and provided the Company timely makes a deficiency dividend (i.e, declares and pays a distribution which is permitted to relate back to the year for which each deficiency was determined to satisfy the requirement that the REIT distribute 95 percent of its taxable income), the classification of the Company as a REIT for the taxable years under examination would not be affected. Under the tax agreement referred to above, Atlantic has agreed to reimburse the Company for the amount of any deficiency dividend so made. If notwithstanding the above-described opinions of legal counsel, the IRS successfully challenged the status of the Company as a REIT, its status could be adversely affected. If the Company lost its status as a REIT, the Company believes that it will be able to re-elect REIT status for the taxable year beginning January 1, 1999.

     Although the IRS agent conducting the examination has not issued his final examination report with respect to the tax issues raised in the Tax Audit, including the Asset Issue (collectively, the "Tax Issues"), the Company has received a preliminary draft of the examining agent's report. The draft report sets forth a number of positions which the examining agent has taken with respect to the Company's taxes for the years that are subject to the Tax Audit, which the Company believes are not consistent with applicable law and regulations of the IRS. If the final report were issued in its current form, the liability of Atlantic to indemnify the Company may be substantial. The Continuing Trustees of the Company are engaged in ongoing

                       RAMCO-GERSHENSON PROPERTIES TRUST
discussions with the examining agent and his supervisors with regard to the positions set forth in the draft report. There can be no assurance that, after conclusion of discussions with such agent and his supervisors regarding the draft report, the examining agent will not issue the proposed report in the form previously delivered to the Company (or another form). Issuance of the revenue agent's report constitutes only the first step in the IRS administrative process for determining whether there is any deficiency in the Company's tax liability for the years at issue and any adverse determination by the examining agent is subject to administrative appeal within the IRS and, thereafter, to judicial review. As noted above, pursuant to the tax agreement between Atlantic and the Company, Atlantic has assumed all liability arising out of the Tax Audit and the Tax Issues. Based on the amount of Atlantic's assets, as disclosed in its Annual Report on Form 10-K for the year ended December 31, 1997, the Company does not believe that the ultimate resolution of the Tax Issues will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

     During July 1997 Montgomery Ward ("Wards") a tenant at three of the Company's properties (Tel-Twelve Mall, Clinton Valley Mall and Shoppes of Lakeland), filed for protection under Chapter 11 of the Bankruptcy Code. In October 1997, Wards issued a list of anticipated store closings which included the stores at the Company's Clinton Valley Mall. This location consists of a 101,200 square foot department store and a 7,480 square foot TBA store (Tires, Batteries and Automotive). The Company was notified in March 1998 that Wards intends to reject the lease. The Company is pursuing replacement tenants to lease the space. On an annual basis, Wards pays approximately $1,000 in base rent, operating and real estate tax expense reimbursements for the Clinton Valley Mall.

9. SHAREHOLDERS' EQUITY

     Series A Convertible Preferred Shares -- In October 1997, the Company entered into an agreement with certain clients advised by Morgan Stanley Asset Management, Inc. ("MSAM"), and Kimco Realty Corporation ("Kimco") pursuant to which such entities agreed to invest up to an aggregate of $35,000 in the Operating Partnership. The MSAM clients and Kimco initially purchased Operating Partnership Preferred Units which, after shareholder approval in December 1997, were converted into the Company's Series A Convertible Preferred Shares ("Series A Preferred Series") and, ultimately, may be converted into Common Shares. The initial investments of $11,667 were made in October 1997.

     The equity investment involves the issuance of up to 1.4 million Series A Preferred Shares at a price of $25.00 per share. The remaining commitment of $23,333 may be drawn by the Company over a one-year period and may be used to help fund strategic acquisitions, retenanting or redevelopment activities, or to reduce outstanding debt. The dividend rate on the Series A Preferred Shares is expected to equal that presently being paid to the Company's common shareholders.

     After the closing of this transaction, the MSAM clients are required to purchase 19.4% of the first $50,000 in a follow-on public offering of the Company's Shares at the offering price less the underwriter's fees, commissions, and discounts per share. Upon consummation of such public offering, all outstanding Series A Preferred Shares will be exchanged into Common Shares of the Company, at a conversion price of $17.50 per share, which conversion price is subject to adjustment in certain circumstances.

     The Series A Preferred Shares were issued on December 31, 1997. The Series A Preferred Shares rank senior to the Common Shares with respect to dividends and upon liquidation, dissolution or winding up of the Company. The Series A Preferred Shares are entitled to receive cumulative dividends, payable quarterly in arrears, at an annual rate equal to the greater of (i) 9.60% of the stated value ($25.00 per share) and (ii) the dividend rate expressed as an annual rate which is implicit in the amount of dividends actually paid with respect to Common Shares, based on a $17.50 per share price for the Common Shares, determined as of each quarterly dividend payment date (the "Payable Component").

                       RAMCO-GERSHENSON PROPERTIES TRUST

     The Payable Component will be increased by an amount equal to an annual rate of 3% under certain circumstances. The holders of Series A Preferred Shares have the right to vote on all matters which holders of Common Shares are entitled to vote upon on an as converted basis, as though such holders own Common Shares. In addition, the Trust will not be permitted to engage in or effect certain types of transactions or actions without the approval of holders of at least 51% of the outstanding Series A Preferred Shares voting separately as a class. The conversion price for Common Shares of $17.50 contain anti-dilution rights and will be adjusted to reflect the effects of stock dividends, distributions, subdivisions or combination.

     The Series A Preferred Shares are subject to mandatory conversion on the date which is the earlier of a qualified underwritten offering or the maturity date which is on October 3, 2002. At the option of the holders, the Series A Preferred Shares will be convertible in whole or in part into Common Shares at the stated value plus unpaid dividends prior to the maturity date or qualified underwritten offering date. The maturity date will be accelerated and all Series A Preferred Shares will be redeemed in cash at the stated value plus unpaid dividends in the event that it is determined by the IRS that it will, for any period, deny to the Company the tax benefits associated with REIT qualification and either or both of the following circumstances arise: (i) the Company does not receive (within a period of 60 days of the date established by the IRS as the date of which the deficiency dividend or other additional taxes are required to be paid) the full indemnity payment for such loss of tax benefits that the Company is entitled to receive from Atlantic pursuant to the Tax Agreement with Atlantic, or (ii) counsel reasonably satisfactory to MSAM is unable to provide to the holders of the Series A Preferred Shares affirmative advice that, commencing not later than with the taxable year ending December 31, 1999, the Company will, notwithstanding such determination by the IRS, be able to elect to be qualified and taxed as a REIT under the Code, and its proposed method of operation will enable it so to qualify for following years.

     Shareholder Rights Plan -- On December 6, 1989, the Company's Board of Trustees (the "Board") declared a dividend distribution of one share purchase right to each outstanding share of beneficial interest, $.10 par value per share, to shareholders of record at the close of business on December 18, 1989. These rights may be exercised to purchase one share of beneficial interest at a price of $80 per share, subject to adjustment, under certain specified conditions at the Board's option. These rights are not exercisable or transferable apart from the shares of beneficial interest until the distribution date, which is the earlier of (i) 10 days following a public announcement that any person or group has acquired beneficial ownership of 20 percent or more of the outstanding shares (the "Share Acquisition Date"), (ii) 10 days following the commencement of a tender offer or exchange offer that would result in a person or group beneficially owning 20 percent or more of the outstanding shares or (iii) the day the Board determines that any person or group has become the beneficial owner of an amount of shares the Board determines to be substantial (which amount shall in no event be less than 10 percent of the shares outstanding) and the Board shall determine that such beneficial ownership is intended to cause the Company to repurchase the shares owned by such person or group or is reasonably likely to cause a material adverse impact on the Company's business. The rights, which do not have voting rights, expire on December 6, 1999 and may be redeemed by the Company at a price of $.01 per right at any time until rights expire or, if earlier, 10 days following the Share Acquisition Date.

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

     Dividend Reinvestment Plan -- The Company has a dividend reinvestment plan that allows for participating shareholders to have their dividend distributions automatically invested in additional shares of beneficial interest in the Company based on the average price of the shares acquired for the distribution.

                       RAMCO-GERSHENSON PROPERTIES TRUST

10. STOCK OPTION PLANS

     1989 Trustees' Stock Option Plan -- On April 4, 1989, the Board approved the establishment of the 1989 Trustees' Stock Option Plan (the "Former Trustees' Plan") which permitted the Company to grant options to purchase up to 350,000 shares of beneficial interest in the Company at the fair market value at the date of grant. The Company had 350,000 options outstanding under the Former Trustees' Plan at December 31, 1995. In connection with the Ramco Acquisition and Spin-off Transaction, all Trustees who had been granted options under the Former Trustees' Plan surrendered their options to the Company without consideration.

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

     Under the Plan, executive officers and employees of the Company may be granted options to acquire shares of beneficial interest of the Company ("Options"). The Plan is administered by the independent trustee members of the Compensation Committee of the Board of Trustees, who are authorized to select the executive officers and other employees to whom Options are to be granted. No member of the compensation committee is eligible to participate in the Plan.

     The compensation committee, at its discretion, determines the number of Options to be granted. At June 30, 1996, the Plan provided for Options to purchase up to 855,000 shares of beneficial interest of the Company. However, no more than 50,000 share options may be granted to any one individual in any calendar year. Share options issued under the Plan allow for the purchase of shares of beneficial interest at the fair market value of the shares at the date of grant. Stock options granted to officers and employees under the Plan vest and become exercisable in installments on each of the first three anniversaries of the date of grant and expire ten years after the date of grant.

     In connection with the Ramco Acquisition and the spin-off of Atlantic, the Company granted certain principals of the Ramco Group, options to purchase 120,000 shares at an exercise price of $16.00 per share.

     1997 Non-Employee Trustee Stock Option Plan -- On April 27, 1997, the Board approved the establishment of the 1997 Non-Employee Trustee Stock Option Plan (the "Trustees' Plan") which permits the Company to grant non-qualified options to purchase up to 100,000 common shares of beneficial interest in the Company at the fair market value at the date of grant. Each Non-Employee Trustee will be granted an option to purchase 2,000 shares on the Company's annual meeting date. There were 14,000 options issued effective June 10, 1997. The Trustees' Plan is designed to provide Company participants with an increased incentive to make contributions to the long-term performance and growth of the Company and its subsidiaries, to join the interests of participants with the interest of shareholders of the Company, and to facilitate attracting qualified independent trustees. Stock options granted to participants vest and become exercisable in installments on each of the first two anniversaries of the date of grant and expire ten years after the date of grant.

                       RAMCO-GERSHENSON PROPERTIES TRUST

     Information relating to the 1996 Share Option Plan and the 1997 Non-Employee Trustee Stock Option Plan (the "Plans") from inception through December 31, 1997 is as follows:

                                                           NUMBER      WEIGHTED AVERAGE
                                                          OF SHARES     EXERCISE PRICE
                                                          ---------    ----------------
Granted since inception...............................     183,200          $16.04
Exercised.............................................          --              --
Cancelled or forfeited................................          --              --
                                                           -------          ------
Outstanding at December 31, 1996......................     183,200          $16.04
Granted...............................................      92,813          $17.69
Exercised.............................................          --              --
Cancelled or forfeited................................      (3,051)         $16.56
                                                           -------          ------
Outstanding at December 31, 1997......................     272,962          $16.60
                                                           =======          ======
Shares exercisable at December 31, 1996...............          --              --
                                                           =======          ======
Shares exercisable at December 31, 1997...............      60,050          $16.03
                                                           =======          ======

     At December 31, 1997, the range of exercise prices and weighted average remaining contractual life of outstanding options was $15.44 - $17.87 and 8.8 years, respectively.

     The fair value of options granted during 1997 and 1996 was estimated to be negligible on the date of grant. All options granted were non-qualified share options. This was determined using the Black-Scholes option pricing model with the following weighted average assumptions used:

                                                                1997        1996
                                                                ----        ----
Risk-free interest rate....................................     6.38%       6.53%
Dividend Yield.............................................     9.16%      10.21%
Volatility.................................................    15.80%      10.00%
Weighted Average expected life.............................     5.00        6.00

     The Company measures compensation in accordance with Accounting Principles Board Opinion No. 25 under which no compensation cost has been recognized for stock option awards. There is no material difference if compensation cost had been calculated consistent with the provisions of Statement of Financial Standards No. 123, "Accounting for Stock Based Compensation". Therefore, there would be no change in the Company's pro forma net income and earnings per share for 1997 and 1996 (Note 12).

11. FINANCIAL INSTRUMENTS

     Statements of Financial Accounting Standards No. 107 requires disclosure about fair value of all financial instruments. The carrying values of cash and cash equivalents, receivables, accounts payable and accrued expenses are reasonable estimates of their fair values because of the short maturity of these financial instruments. As of December 31, 1997 and 1996 the mortgages and notes payable amounts are also a reasonable estimate of their fair value because their interest rates approximate the current borrowing rates available to the Company.

     The fair values of the Company's interest rate protection agreements represent the estimated amount the Company would receive or pay to terminate the financial instruments at December 31, 1997. At December 31, 1997 the fair value of the cap agreements was $187 and the fair value of the floor agreements was ($296).

                       RAMCO-GERSHENSON PROPERTIES TRUST

12. PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

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

                                                                 1997       1996
                                                                 ----       ----
REVENUES
  Minimum rents.............................................    $51,714    $49,939
  Percentage rents..........................................      1,620      1,269
  Recoveries from tenants...................................     19,794     20,420
  Interest and other income.................................        855        767
                                                                -------    -------
Total revenues..............................................     73,983     72,395
EXPENSES
  Real estate taxes.........................................      7,426      8,037
  Recoverable operating expenses............................     12,346     12,549
  Depreciation and amortization.............................     10,949     10,160
  Other operating...........................................      1,119      1,205
  General and administrative................................      5,085      4,769
  Interest expense..........................................     24,183     23,240
  Spin-off and other expenses...............................         --      7,976
                                                                -------    -------
Total expenses..............................................     61,108     67,936
                                                                -------    -------
Operating income............................................     12,875      4,459
Loss from unconsolidated entities...........................        314        314
                                                                -------    -------
Income before minority interest.............................     12,561      4,145
Minority interest...........................................      3,350      3,209
                                                                -------    -------
Net income..................................................    $ 9,211    $   936
                                                                =======    =======
Basic earnings per share....................................      $1.25       $.13
                                                                =======    =======
Diluted earnings per share..................................      $1.25       $.13
                                                                =======    =======
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic.....................................................      7,123      7,123
                                                                =======    =======
  Diluted...................................................      7,148      7,123
                                                                =======    =======

                       RAMCO-GERSHENSON PROPERTIES TRUST

13. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                               BASIC EARNINGS
                    REVENUES   NET INCOME        PER SHARE:
                    --------   ----------      --------------
1997
Quarter ended:
  March 31          $13,819     $ 2,344            $ 0.33
  June 30           $13,931     $ 2,251            $ 0.32
  September 30      $14,461     $ 2,287            $ 0.32
  December 31       $17,033     $ 2,316            $ 0.29

                               NET INCOME   BASIC EARNINGS(LOSS)
                    REVENUES     (LOSS)          PER SHARE:
                    --------   ----------   --------------------
1996
Quarter ended:
  March 31          $ 4,262     $   536            $ 0.08
  June 30           $ 9,676     $(4,691)           $(0.66)
  September 30      $12,737     $ 2,281            $ 0.32
  December 31       $13,838     $ 2,166            $ 0.30

     During 1996, the Company recorded spin-off and other related expenses of $1,657, $6,276, and $43 in the first, second and third quarters respectively. These non-recurring costs were primarily a result of the employee severance and bonus expenses, the cost of run-off directors' and officers' liability insurance, and the write-off of deferred acquisition costs related to the spin-off of Atlantic. There were no corresponding costs for 1997.

                       RAMCO-GERSHENSON PROPERTIES TRUST

14. REAL ESTATE ASSETS

     Net investment in real estate assets at December 31, 1997 consisted of the following:

                                                                                                                 INITIAL COST
                                                                                                                  TO COMPANY
                                                                                                            -----------------------
                                                                          YEAR          YEAR       YEAR                 BUILDING &
DESCRIPTION AND LOCATION OF THE PROPERTY                             CONSTRUCTED(A)   ACQUIRED   RENOVATED    LAND     IMPROVEMENTS
----------------------------------------                             --------------   --------   ---------    ----     ------------
Athens Town Center.........................  Athens, Alabama                            1997                $    854     $  7,695
Cox Creek Plaza............................  Florence, Alabama                          1997                     589        5,336
Crestview Corners..........................  Crestview, Florida                         1997                     400        3,602
Shoppes of Lakeland........................  Lakeland, Florida                          1996                   1,279       11,543
Lantana Plaza..............................  Lantana, Florida                           1993                   2,590        2,600
Naples Towne Center........................  Naples, Florida              1983          1996                     218        1,964
Pelican Plaza..............................  Sarasota, Florida                          1997                     710        6,404
Sunshine Plaza.............................  Tamarac, Florida                           1991                   1,748        7,452
Village Lakes..............................  Land O' Lakes, Florida                     1997                     862        7,768
Holcomb Center.............................  Alpharetta, Georgia                        1996                     658        5,953
Indian Hills...............................  Calhoun, Georgia                           1997                     706        6,355
Mays Crossing..............................  Stockbridge, Georgia                       1997                     725        6,532
Crofton Plaza..............................  Crofton, Maryland                          1991                   3,201        6,499
Clinton Valley Mall........................  Sterling Heights,
                                             Michigan                     1979          1996       1993        1,101        9,910
Clinton Valley Strip Center................  Sterling Heights,
                                             Michigan                     1979          1996                     399        3,588
Eastridge Commons..........................  Flint, Michigan              1990          1996       1997        1,086        9,775
Edgewood Towne Center......................  Lansing, Michigan            1990          1996       1992          665        5,981
Ferndale Plaza.............................  Ferndale, Michigan           1984          1996                     265        2,388
Fraser Shopping Center.....................  Fraser, Michigan                           1996                     363        3,263
Jackson Crossing...........................  Jackson, Michigan                          1996       1996        2,249       20,237
Jackson West...............................  Jackson, Michigan            1996          1996       1997        2,806        6,270
Lake Orion Plaza...........................  Lake Orion, Michigan         1977          1996                     470        4,234
Madison Center.............................  Madison Heights,
                                             Michigan                                   1997                     817        7,366
New Towne Plaza............................  Canton, Michigan             1976          1996       1993          817        7,354
Oak Brook Square...........................  Flint, Michigan                            1996                     955        8,591
Roseville Plaza............................  Roseville, Michigan                        1996       1994        1,466       13,195
Southfield Plaza...........................  Southfield, Michigan                       1996       1983        1,121       10,090
Taylor Plaza...............................  Taylor, Michigan                           1996                     400        1,930
Tel-Twelve Mall............................  Southfield, Michigan         1968          1996       1996        4,777       43,181
West Oaks I................................  Novi, Michigan               1981          1996      1997-98          0        6,304
West Oaks II...............................  Novi, Michigan               1987          1996                   1,391       12,519

                                                               GROSS COST AT
                                                              END OF PERIOD(B)
                                             SUBSEQUENT       ----------------
                                             CAPITALIZED              BUILDING &                 ACCUMULATED
DESCRIPTION AND LOCATION OF THE PROPERTY        COSTS       LAND     IMPROVEMENTS    TOTAL     DEPRECIATION(C)   ENCUMBRANCES
----------------------------------------     -----------    ----     ------------    -----     ---------------   ------------
Athens Town Center.........................    $     0     $   854     $  7,695     $  8,549       $    32                (d)
Cox Creek Plaza............................          0         589        5,336        5,925            22                (d)
Crestview Corners..........................          0         400        3,602        4,002            15                (d)
Shoppes of Lakeland........................        108       1,279       11,651       12,930           336                (d)
Lantana Plaza..............................        503       2,590        3,103        5,693           370                (d)
Naples Towne Center........................          6         218        1,970        2,188            83                (d)
Pelican Plaza..............................          5         710        6,409        7,119            73                (d)
Sunshine Plaza.............................        784       1,748        8,236        9,984         1,196                (d)
Village Lakes..............................          0         862        7,768        8,630             0
Holcomb Center.............................         31         658        5,984        6,642           158                (d)
Indian Hills...............................          0         706        6,355        7,061            26                (d)
Mays Crossing..............................          0         725        6,532        7,257            27                (d)
Crofton Plaza..............................      1,054       3,201        7,553       10,754         1,190                (d)
Clinton Valley Mall........................
                                                   123       1,101       10,033       11,134           417                (e)
Clinton Valley Strip Center................
                                                    50         399        3,638        4,037           153                (d)
Eastridge Commons..........................      2,052       1,086       11,827       12,913           488                (e)
Edgewood Towne Center......................          4         665        5,985        6,650           250                (d)
Ferndale Plaza.............................         11         265        2,399        2,664           102                (d)
Fraser Shopping Center.....................         74         363        3,337        3,700           143                (e)
Jackson Crossing...........................        391       2,249       20,628       22,877           893                (e)
Jackson West...............................      4,879       2,806       11,149       13,955           405          $8,500
Lake Orion Plaza...........................         73         470        4,307        4,777           181                (e)
Madison Center.............................
                                                     2         817        7,368        8,185           112                (d)
New Towne Plaza............................        170         817        7,524        8,341           309                (e)
Oak Brook Square...........................          3         955        8,594        9,549           358           7,000
Roseville Plaza............................        290       1,466       13,485       14,951           560                (e)
Southfield Plaza...........................         93       1,121       10,183       11,304           424                (e)
Taylor Plaza...............................         12         400        1,942        2,342            67                (d)
Tel-Twelve Mall............................      2,089       4,777       45,270       50,047         1,876                (e)
West Oaks I................................      1,314           0        7,618        7,618           260           4,288
West Oaks II...............................         69       1,391       12,588       13,979           530           7,976

                       RAMCO-GERSHENSON PROPERTIES TRUST

                                                                                                                  INITIAL COST
                                                                                                                   TO COMPANY
                                                                                                             -----------------------
                                                                           YEAR          YEAR       YEAR                 BUILDING &
DESCRIPTION AND LOCATION OF THE PROPERTY                              CONSTRUCTED(A)   ACQUIRED   RENOVATED    LAND     IMPROVEMENTS
----------------------------------------                              --------------   --------   ---------    ----     ------------
Chester Springs............................  Chester, New Jersey                         1994      1997-98      4,931       13,331
Toys 'R' Us................................  Commack, New York                           1992                   1,160        1,740
Trinity Corners............................  Pound Ridge, New York                       1992                   1,250        1,250
Hickory Corners............................  Hickory, North Carolina                     1997                     798        7,192
Holly Springs Plaza........................  Franklin, North
                                             Carolina                                    1997                     829        7,470
Ridgeview Crossing.........................  Elkin, North Carolina                       1997                   1,054        9,494
OfficeMax Center...........................  Toledo, Ohio                  1994          1996                     227        2,042
Spring Meadows Place.......................  Springfield Twp, Ohio         1987          1996       1997        1,662       14,959
Troy Towne Center..........................  Troy, Ohio                    1990          1996       1996          930        8,372
Edgewood Square............................  North Augusta, South
                                             Carolina                                    1997                   1,358       12,229
Taylors Square.............................  Greenville, South
                                             Carolina                                    1997                   1,581       14,237
Cumberland Gallery.........................  New Tazewell, Tennessee                     1997                     327        2,944
Highland Square............................  Crossville, Tennessee                       1997                     913        8,189
Northwest Crossing.........................  Knoxville, Tennessee                        1997                   1,284       11,566
Stonegate Plaza............................  Kingsport, Tennessee                        1997                     606        5,454
Tellico Plaza..............................  Lenoir City, Tennessee                      1997                     611        5,510
West Allis Towne Centre....................  West Allis, Wisconsin         1987          1996                   1,866       16,789
                                                                                                             --------     --------
                                                                                                   Totals    $ 57,075     $398,647
                                                                                                             ========     ========

                                                               GROSS COST AT
                                                              END OF PERIOD(B)
                                             SUBSEQUENT       ----------------
                                             CAPITALIZED              BUILDING &                 ACCUMULATED
DESCRIPTION AND LOCATION OF THE PROPERTY        COSTS       LAND     IMPROVEMENTS    TOTAL     DEPRECIATION(C)   ENCUMBRANCES
----------------------------------------     -----------    ----     ------------    -----     ---------------   ------------
Chester Springs............................      1,416       4,931       14,747       19,678         1,263                (d)
Toys 'R' Us................................          2       1,160        1,742        2,902           219                (d)
Trinity Corners............................        514       1,250        1,764        3,014           215                (d)
Hickory Corners............................          0         798        7,192        7,990            30                (d)
Holly Springs Plaza........................
                                                     0         829        7,470        8,299            31                (d)
Ridgeview Crossing.........................          0       1,054        9,494       10,548            40                (e)
OfficeMax Center...........................          0         227        2,042        2,269            85                (d)
Spring Meadows Place.......................        486       1,662       15,445       17,107           645           8,827
Troy Towne Center..........................        881         930        9,253       10,183           385                (e)
Edgewood Square............................
                                                     0       1,358       12,229       13,587            51                (d)
Taylors Square.............................
                                                     0       1,581       14,237       15,818            59                (e)
Cumberland Gallery.........................          0         327        2,944        3,271            12                (d)
Highland Square............................          0         913        8,189        9,102            34           5,826
Northwest Crossing.........................          0       1,284       11,566       12,850            48                (e)
Stonegate Plaza............................          0         606        5,454        6,060            23                (e)
Tellico Plaza..............................          0         611        5,510        6,121            23                (d)
West Allis Towne Centre....................          2       1,866       16,791       18,657           700                (e)
                                               -------     -------     --------     --------       -------
                                               $17,491     $57,075     $416,138     $473,213       $14,919
                                               =======     =======     ========     ========       =======

-------------------------
(a) If constructed by a predecessor of the Company.

(b) The aggregate cost of land and buildings and improvements for federal income tax purposes is approximately $445 million.

(c) Depreciation for all properties is computed over the useful life which is generally forty years.

(d) The property is pledged as collateral on the secured line of credit.

(e) The property is pledged as collateral on secured mortgages.

                       RAMCO-GERSHENSON PROPERTIES TRUST

     The changes in real estate assets and accumulated depreciation for the years ended December 31, 1997, and 1996 are as follows:

                                                                  1997        1996
                                                                  ----        ----
REAL ESTATE ASSETS
Balance at beginning of period..............................    $314,854    $ 58,046
Acquisitions................................................     150,368     257,605
Capital Improvements........................................       7,991       6,252
Spin-off of Assets to Atlantic..............................                  (7,049)
                                                                --------    --------
Balance at end of period....................................    $473,213    $314,854
                                                                ========    ========
ACCUMULATED DEPRECIATION
Balance at beginning of period..............................    $  7,102    $  2,747
Depreciation................................................       7,817       4,567
Spin-off of assets to Atlantic..............................                    (212)
                                                                --------    --------
Balance at end of period....................................    $ 14,919    $  7,102
                                                                ========    ========

                                 EXHIBIT INDEX

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
  3.1     Amended and Restated Declaration of Trust of the Company,
          dated October 2, 1997.
  3.2     Articles Supplementary to Amended and Restated Declaration
          of Trust, dated October 2, 1997.
  3.3     By-Laws of the Company adopted October 2, 1997.
  4       Rights Agreement dated as of December 6, 1989 between the
          Company and American Stock Transfer & Trust Company,
          incorporated by reference to Exhibit 1 to the Company's
          Registration Statement on Form 8-A, File No. 1-10093, for
          the registration of Share Purchase Rights.
 10.1     Pledge Agreement, dated as of May 10, 1996, among the
          Company, Dennis Gershenson, Joel Gershenson, Bruce
          Gershenson, Richard Gershenson, Michael A. Ward, Michael A.
          Ward U/T/A dated 2/22/88, as amended, and the holders of
          interest in Ramco-Gershenson Properties, L.P., a Delaware
          limited partnership, incorporated by reference to Exhibit
          10.1 to the Company's Quarterly Report on Form 10-Q for the
          period ended June 30, 1996.
 10.2     Registration Rights Agreement, dated as of May 10, 1996,
          among the Company, Dennis Gershenson, Joel Gershenson, Bruce
          Gershenson, Richard Gershenson, Michael A. Ward, Michael A.
          Ward U/T/A dated 2/22/77, as amended, and each of the
          Persons set forth on Exhibit A attached thereto,
          incorporated by reference to Exhibit 10.2 to the Company's
          Quarterly Report on Form 10-Q for the period ended June 30,
          1996.
 10.3     Exchange Rights Agreement, dated as of May 10, 1996, by and among the Company and each of the Persons whose names are
          set forth on Exhibit A attached thereto, incorporated by
          reference to Exhibit 10.3 to the Company' Quarterly Report on Form 10-Q of the period ended June 30, 1996.
 10.4     1996 Share Option Plan of the Company, incorporated by
          reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996.
 10.5     Letter Agreement, dated May 10, 1996, among the Persons and
          Entities party to the Amended and Restated Master Agreement, dated as of December 27, 1995, as amended, incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996.
 10.6     Promissory Note payable by Atlantic Realty Trust in favor of the Company in the principal face amount of $5,500,000 due
          November 9, 1997, incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the
          period ended June 30, 1996.
 10.7     Letter Agreement, dated as of May 10, 1996, by and between
          Atlantic Realty Trust ("Atlantic") and the Company
          concerning the assumption of certain liabilities by
          Atlantic, incorporated by reference to Exhibit 10.7 to the
          Company's Quarterly Report on Form 10-Q for the period ended
          June 30, 1996.
 10.8     Employment Agreement, dated as of May 10, 1996, between the
          Company and Joel Gershenson, incorporated by reference to
          Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q
          for the period ended June 30, 1996.
 10.9     Employment Agreement, dated as of May 10, 1996, between the
          Company and Dennis Gershenson, incorporated by reference to
          Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q
          for the period ended June 30, 1996.
 10.10    Employment Agreement, dated as of May 10, 1996, between the
          Company and Michael A. Ward, incorporated by reference to
          Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q
          for the period ended June 30, 1996.
 10.11    Employment Agreement, dated as of May 10, 1996, between the
          Company and Richard Gershenson, incorporated by reference to
          Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q
          for the period ended June 30, 1996.

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
 10.12    Employment Agreement, dated as of May 10, 1996, between the
          Company and Bruce Gershenson, incorporated by reference to
          Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q
          for the period ended June 30, 1996.
 10.13    Noncompetition Agreement, dated as of May 10, 1996, between
          Joel Gershenson and the Company, incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form
          10-Q for the period ended June 30, 1996.
 10.14    Noncompetition Agreement, dated as of May 10, 1996, between
          Dennis Gershenson and the Company, incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form
          10-Q for the period ended June 30, 1996.
 10.15    Noncompetition Agreement, dated as of May 10, 1996, between
          Michael A. Ward and the Company, incorporated by reference to Exhibit 10.15 to the Company's Quarterly Report on Form
          10-Q for the period ended June 30, 1996.
 10.16    Noncompetition Agreement, dated as of May 10, 1996, between
          Richard Gershenson and the Company, incorporated by
          reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996.
 10.17    Noncompetition Agreement, dated as of May 10, 1996, between
          Bruce Gershenson and the Company, incorporated by reference to Exhibit 10.17 to the Company's Quarterly Report on Form
          10-Q for the period ended June 30, 1996.
 10.18    Letter Agreement, dated April 15, 1996, among the Company
          and Richard Smith concerning Mr. Smith's employment by the
          Company, incorporated by reference to Exhibit 10.18 to the
          Company's Quarterly Report on Form 10-Q for the period ended
          June 30, 1996.
 10.19    Loan Agreement dated May 1, 1996 by and between
          Ramco-Gershenson Properties, L.P. and The Lincoln National
          Life Insurance Company relating to a $77,585,524.73 loan,
          incorporated by reference to Exhibit 10.22 to the Company's
          Annual Report on Form 10-K for the year ended December 31,
          1996.
 10.20    Note dated May 1, 1996 in the aggregate principal amount of
          $77,585,524.73 made by Ramco-Gershenson Properties, L.P. in favor of The Lincoln National Life Insurance Company,
          incorporated by reference to Exhibit 10.23 to the Company's
          Annual Report on Form 10-K for the year ended December 31,
          1996.
 10.21    Loan Agreement dated May 1, 1996 by and between
          Ramco-Gershenson Properties, L.P. and The Lincoln National
          Life Insurance Company relating to a $4,346,778.73 loan,
          incorporated by reference to Exhibit 10.24 to the Company's
          Annual Report on Form 10-K for the year ended December 31,
          1996.
 10.22    Note dated May 1, 1996 in the aggregate principal amount of
          $4,346,778.73 made by Ramco-Gershenson Properties, L.P. in favor of The Lincoln National Life Insurance Company,
          incorporated by reference to Exhibit 10.25 to the Company's
          Annual Report on Form 10-K for the year ended December 31,
          1996.
 10.23    Preferred Units and Stock Purchase Agreement dated as of
          September 30, 1997 by and among the Company, Special
          Situations RG REIT, Inc., and the Advancing Party named
          therein, incorporated by reference to Exhibit 10.1 to the
          Company's Quarterly Report on Form 10-Q for the period ended
          September 30, 1997.
 10.24    Agreement Regarding Exercise of Registration Rights dated as of September 30, 1997 among the Company, the Ramco
          Principals (as defined therein), the Other Holders (as
          defined therein), Special Situations RG REIT, Inc., and the
          Advancing Party, incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the
          period ended September 30, 1997.

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
 10.25    Registration Rights Agreement dated as of September 30, 1997 by and among the Company, Special Situations RG REIT, Inc., and the Advancing Party named therein, incorporated by
          reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997.
 10.26    Second Amended and Restated Master Revolving Credit
          Agreement dated as of October 30, 1997 among
          Ramco-Gershenson Properties, L.P., as Borrower, the Company,
          as Guarantor, and BankBoston, N.A., and the other Banks
          which may become parties to the loan agreement, and
          BankBoston, N.A., as Agent, incorporated by reference to
          Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q
          for the period ended September 30, 1997.
 10.27    Second Amended and Restated Noted dated October 30, 1997 in the principal amount of $160,000,000 made by
          Ramco-Gershenson Properties, L.P. in favor of BankBoston,
          N.A., incorporated by reference to Exhibit 10.5 to the
          Company's Quarterly Report on Form 10-Q for the period ended
          September 30, 1997.
 10.28    Second Amended and Restated Unconditional Guaranty of
          Payment and Performance dated as of October 30, 1997 by the
          Company in favor of BankBoston, N.A., incorporated by
          reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997.
 10.29    Unsecured Term Loan Agreement dated as of October 30, 1997 among Ramco-Gershenson Properties, L.P., as Borrower, the
          Company, as Guarantor, BankBoston, N.A., the other Banks
          which may become parties to the agreement, and BankBoston,
          N.A., as Agent, incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997.
 10.30    Note dated as of October 30, 1997 in the principal amount of
          $45,000,000 made by Ramco-Gershenson Properties, L.P. in
          favor of BankBoston, N.A., incorporated by reference to
          Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q
          for the period ended September 30, 1997.
 10.31    Unconditional Guaranty of Payment and Performance dated as of October 30, 1997 by the Company in favor of BankBoston,
          N.A., incorporated by reference to Exhibit 10.9 to the
          Company's Quarterly Report on Form 10-Q for the period ended
          September 30, 1997.
 10.32    Form of Contract of Sale dated July 7, 1997 relating to the acquisition of the Southeast Portfolio (Form #1),
          incorporated by reference to Exhibit 10.10 to the Company's
          Quarterly Report on Form 10-Q for the period ended September
          30, 1997.
 10.33    Form of Contract of Sale dated July 7, 1997 relating to the acquisition of the Southeast Portfolio (Form #2),
          incorporated by reference to Exhibit 10.11 to the Company's
          Quarterly Report on Form 10-Q for the period ended September
          30, 1997.
 10.34    Form of Contract of Sale dated July 7, 1997 relating to the acquisition of the Southeast Portfolio (Form #3),
          incorporated by reference to Exhibit 10.12 to the Company's
          Quarterly Report on Form 10-Q for the period ended September
          30, 1997.
 10.35    Agreement dated July 7, 1997 by and between Seller (as
          defined therein) and Ramco-Gershenson Properties, L.P.,
          which agreement amends certain Contracts of Sale relating to the Acquisition of the Southeast Portfolio, incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997.
 10.36    Loan Agreement dated as of November 26, 1997 between Ramco
          Properties Associates Limited Partnership and Secore
          Financial Corporation relating to a $50,000,000 loan.
 10.37    Promissory Note dated November 26, 1997 in the aggregate
          principal amount of $50,000,000 made by Ramco Properties
          Associates Limited Partnership in favor of Secore Financial
          Corporation.
 10.38    Loan Agreement dated December 17, 1997 by and between
          Ramco-Gershenson Properties, L.P. and The Lincoln National
          Life Insurance Company relating to a $8,500,000 loan.

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
 10.39    Note dated December 17, 1997 in the aggregate principal
          amount of $8,500,000 made by Ramco-Gershenson Properties,
          L.P., in favor of The Lincoln National Life Insurance
          Company.
 10.40    1997 Non-Employee Trustee Stock Option Plan of the Company.
 10.41    Change of Venue Merger Agreement dated as of October 2, 1997 between the Company (formerly known as RGPT Trust, a
          Maryland real estate investment trust), and Ramco-Gershenson
          Properties Trust, a Massachusetts business trust.
 21.1     Subsidiaries.
 23.1     Consent of Deloitte & Touche LLP.
 27.1     Financial Data Schedule.