Form 10-Q
period 1998-03-31
RAMCO GERSHENSON PROPERTIES TRUST
filed 1998-05-14
CIK 842183

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                         ------------------------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF
    1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF
    1934

FOR THE TRANSITION PERIOD FROM                TO

                         COMMISSION FILE NUMBER 1-10093

                       RAMCO-GERSHENSON PROPERTIES TRUST
             (Exact name of registrant as specified in its charter)

                         MARYLAND                                         13-6908486
             (State or other jurisdiction of                           (I.R.S. Employer
              incorporation or organization)                        Identification Number)

  27600 NORTHWESTERN HIGHWAY, SUITE 200, SOUTHFIELD, MICHIGAN               48034
         (Address of principal executive offices)                         (Zip Code)

                                  248-350-9900
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [ ]

Number of common shares of beneficial interest ($.01 par value) of the Registrant outstanding as of March 31, 1998: 7,123,355.

================================================================================

                                     INDEX

                                                                                 PAGE NO.
                                                                                 --------
Part I.   FINANCIAL INFORMATION
Item 1.   Financial Statements
          Consolidated Balance Sheets -- March 31, 1998 (unaudited)
            and December 31, 1997................................................   3
          Consolidated Statements of Operations (unaudited) -- Three Months
            Ended March 31, 1998 and 1997........................................   4
          Consolidated Statement of Shareholders' Equity (unaudited) -- Three
            Months Ended March 31, 1998..........................................   5
          Consolidated Statements of Cash Flows (unaudited) -- Three Months
            Ended March 31, 1998 and 1997........................................   6
          Notes to Consolidated Financial Statements (unaudited).................   7
Item 2.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations................................................  11
Part II. OTHER INFORMATION
Item 6.   Exhibits and Reports on Form 8-K.......................................  16

                        PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                       RAMCO-GERSHENSON PROPERTIES TRUST
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 MARCH 31,     DECEMBER 31,
                                                                   1998            1997
                                                                 ---------     ------------
                                                                (UNAUDITED)
ASSETS
  Investment in real estate -- net (Note 2).................      $457,189       $458,294
  Accounts receivable -- net................................         5,888          6,035
  Equity investments in and advances to unconsolidated
     entities...............................................         6,253          6,421
  Cash and cash equivalents.................................         5,288          5,033
  Other assets -- net (Note 3)..............................         9,873          8,899
                                                                  --------       --------
     Total Assets...........................................      $484,491       $484,682
                                                                  ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
  Mortgages and notes payable (Note 4)......................      $297,413       $295,618
  Distributions payable.....................................         4,434          4,348
  Accounts payable and accrued expenses.....................        12,737         13,145
  Due to related entities...................................         1,399          1,325
                                                                  --------       --------
     Total Liabilities......................................       315,983        314,436
Minority Interest...........................................        41,911         42,282
Commitments and Contingencies (Note 7)......................
SHAREHOLDERS' EQUITY
  Series A convertible preferred shares, par value $.01,
     10,000 shares authorized; 467 issued and outstanding,
     $11,666 liquidation value..............................        11,147         11,147
  Common Shares of Beneficial Interest, par value $.01,
     30,000 shares authorized; 7,123 issued and
     outstanding............................................            71             71
  Additional paid-in capital................................       150,414        150,513
  Cumulative distributions in excess of net income..........       (35,035)       (33,767)
                                                                  --------       --------
Total Shareholders' Equity..................................       126,597        127,964
                                                                  --------       --------
     Total Liabilities and Shareholders' Equity.............      $484,491       $484,682
                                                                  ========       ========

                See notes to consolidated financial statements.

                       RAMCO-GERSHENSON PROPERTIES TRUST
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                FOR THE THREE
                                                                MONTHS ENDED
                                                                  MARCH 31,
                                                              -----------------
                                                               1998      1997
                                                               ----      ----
REVENUES
  Minimum rents.............................................  $13,295   $ 8,884
  Percentage rents..........................................      398       366
  Recoveries from tenants...................................    4,643     4,394
  Interest and other income.................................      108       175
                                                              -------   -------
     Total Revenues.........................................   18,444    13,819
                                                              -------   -------
EXPENSES
  Real estate taxes.........................................    1,747     1,497
  Recoverable operating expenses............................    2,966     2,839
  Depreciation and amortization.............................    2,936     1,801
  Other operating...........................................      236       256
  General and administrative................................    1,637     1,178
  Interest expense..........................................    6,049     2,970
                                                              -------   -------
     Total Expenses.........................................   15,571    10,541
                                                              -------   -------
Operating income............................................    2,873     3,278
Loss from unconsolidated entities...........................       79        88
                                                              -------   -------
Income before minority interest.............................    2,794     3,190
Minority interest...........................................      791       846
                                                              -------   -------
Net income..................................................    2,003     2,344
Preferred dividends.........................................     (280)
                                                              -------   -------
Net income available to common shareholders.................  $ 1,723   $ 2,344
                                                              =======   =======
Basic earnings per share....................................    $0.24     $0.33
                                                              =======   =======
Diluted earnings per share..................................    $0.24     $0.33
                                                              =======   =======
Weighted average shares outstanding:
  Basic.....................................................    7,123     7,123
                                                              =======   =======
  Diluted...................................................    7,169     7,140
                                                              =======   =======

                See notes to consolidated financial statements.

                       RAMCO-GERSHENSON PROPERTIES TRUST
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                   PREFERRED STOCK     COMMON STOCK     ADDITIONAL    CUMULATIVE        TOTAL
                                   ----------------   ---------------    PAID-IN      EARNINGS/     SHAREHOLDERS'
                                   SHARES   AMOUNT    SHARES   AMOUNT    CAPITAL     DISTRIBUTION      EQUITY
                                   ------   ------    ------   ------   ----------   ------------   -------------
Balance at January 1, 1998.......   467     $11,147   7,123     $71      $150,513      $(33,767)      $127,964
Cash distributions declared......                                                        (3,271)        (3,271)
Adjustment of net proceeds from
  Preferred Shares...............                                             (99)                         (99)
Net income for the three months
  ended March 31, 1998...........                                                         2,003          2,003
                                    ---     -------   -----     ---      --------      --------       --------
Balance at March 31, 1998........   467     $11,147   7,123     $71      $150,414      $(35,035)      $126,597
                                    ===     =======   =====     ===      ========      ========       ========

                See notes to consolidated financial statements.

                       RAMCO-GERSHENSON PROPERTIES TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                     FOR THE
                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                                ------------------
                                                                 1998       1997
                                                                 ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income................................................    $ 2,003    $ 2,344
  Adjustments to reconcile net income to net cash flows
     provided by operating activities:
     Depreciation and amortization..........................      2,936      1,766
     Amortization of deferred financing costs...............        272         35
     Loss from unconsolidated entities......................         79         88
     Minority interest......................................        791        846
     Changes in assets and liabilities that provided (used)
      cash:
       Accounts receivable..................................        147       (757)
       Other assets.........................................     (1,681)      (826)
       Accounts payable and accrued expenses................       (408)     2,256
                                                                -------    -------
     Total adjustments......................................      2,136      3,408
                                                                -------    -------
Cash Flows Provided by Operating Activities.................      4,139      5,752
                                                                -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Real estate acquired......................................     (1,595)    (3,427)
  Advances from (to) unconsolidated entities................         89       (301)
                                                                -------    -------
Cash Flows Used in Investing Activities.....................     (1,506)    (3,728)
                                                                -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Cash distributions to shareholders........................     (3,271)    (2,992)
  Cash distributions to operating partnership unit
     holders................................................     (1,079)    (1,116)
  Repayment of Credit Facility..............................     (1,000)    (1,681)
  Principal repayments on mortgage payable..................       (705)      (461)
  Adjustment of net proceeds from Preferred Shares..........        (99)
  Payment of deferred financing costs.......................        (48)        (2)
  Borrowings on Credit Facility.............................      3,500      3,900
  Net advances from (to) related entities...................         74        (35)
  Refund of deferred financing costs........................        250
                                                                -------    -------
Cash Flows Used in Financing Activities.....................     (2,378)    (2,387)
                                                                -------    -------
Net Increase (Decrease) in Cash and Cash Equivalents........        255       (363)
                                                                -------    -------
Cash and Cash Equivalents, Beginning of Period..............      5,033      3,541
                                                                -------    -------
Cash and Cash Equivalents, End of Period....................    $ 5,288    $ 3,178
                                                                =======    =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for interest during the period..................    $ 5,736    $ 2,453
                                                                =======    =======
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
  Accrued distributions payable.............................    $ 4,434    $ 4,348
                                                                =======    =======

                See notes to consolidated financial statements.

                       RAMCO-GERSHENSON PROPERTIES TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation -- The accompanying interim financial statements and related notes of the Company are unaudited; however, they have been prepared in accordance with generally accepted accounting principles for interim financial reporting, the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such rules. The unaudited interim financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial statements for the interim periods have been made. The results for interim periods are not necessarily indicative of the results for a full year.

     Impact of Recent Accounting Pronouncements -- In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards
(SFAS) No. 130, "Reporting Comprehensive Income", and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". Readers are referred to the "Impact of Recent Accounting Pronouncements" section of the Company's 1997 Annual Report to Shareholders for further discussion.

     Reclassifications -- Certain reclassifications have been made to the 1997 financial statements in order to conform with the 1998 presentation.

2. REAL ESTATE

     The Company's real estate consists of the following:

                                                           MARCH 31, 1998    DECEMBER 31, 1997
                                                           --------------    -----------------
                                                            (UNAUDITED)
Land...................................................       $ 57,075           $ 57,075
Buildings and Improvements.............................        417,052            414,115
Construction-in-progress...............................            681              2,023
                                                              --------           --------
                                                               474,808            473,213
Less: accumulated depreciation.........................        (17,619)           (14,919)
                                                              --------           --------
Investment in real estate -- net.......................       $457,189           $458,294
                                                              ========           ========

3. OTHER ASSETS

     Other assets are as follows:

                                                           MARCH 31, 1998    DECEMBER 31, 1997
                                                           --------------    -----------------
                                                            (UNAUDITED)
Leasing costs and other................................       $  6,957           $  5,845
Deferred financing costs...............................          2,604              2,806
Proposed development and acquisition costs.............          1,766              1,214
                                                              --------           --------
                                                                11,327              9,865
Less: accumulated amortization.........................         (1,454)              (966)
                                                              --------           --------
Other assets -- net....................................       $  9,873           $  8,899
                                                              ========           ========

4. MORTGAGES AND NOTES PAYABLE

     Mortgages and notes payable consist of the following:

                                                           MARCH 31, 1998    DECEMBER 31, 1997
                                                           --------------    -----------------
                                                            (UNAUDITED)
Fixed rate mortgages with interest rates ranging from
  6.83% to 8.75% due at various dates through 2007.....       $161,325           $162,030
Floating rate mortgages at 75% of the rate of long-term
  Capital A rated utility bonds, due January 1, 2010,
  plus supplemental interest to equal LIBOR plus 200
  basis points. The effective rate at March 31, 1998
  and December 31, 1997 was 7.33%. ....................          7,000              7,000
Unsecured term loan, with an interest rate at LIBOR
  plus 275 basis points, due May 1, 1999. The effective
  rate at March 31, 1998 and December 31, 1997 was
  8.44% and 8.75% respectively. .......................         45,000             45,000
Credit Facility, with an interest rate at LIBOR plus
  162.5 basis points at March 31, 1998 and December 31,
  1997 due May 1999, maximum available borrowings of
  $110,000. The effective rate at March 31, 1998 was
  7.31% and 7.66% at December 31, 1997. ...............         84,088             81,588
                                                              --------           --------
                                                              $297,413           $295,618
                                                              ========           ========

     The mortgage notes are secured by mortgages on properties that have an approximate net book value of $276,270 and $276,619 as of March 31, 1998 and December 31, 1997, respectively. The Credit Facility is secured by mortgages on various properties that have an approximate net book value of $172,249 and $172,970 as of March 31, 1998 and December 31, 1997 respectively.

     At March 31, 1998, outstanding letters of credit issued under the Credit Facility, not reflected in the accompanying consolidated balance sheet, total approximately $940.

     The following table presents scheduled principal payments on mortgages and notes payable as of March 31, 1998:

Year ended December 31,
  1998 (April 1 -- December 31).............................    $  4,059
  1999......................................................     132,169
  2000......................................................       8,243
  2001......................................................       3,131
  2002......................................................       3,317
  Thereafter................................................     146,494
                                                                --------
       Total................................................    $297,413
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

     Approximate future minimum rentals under noncancelable operating leases in effect at March 31, 1998, assuming no new or renegotiated leases nor option extensions on lease agreements, are as follows:

                  Year ended December 31,
  1998 (April 1 -- December 31).............................  $ 37,246
  1999......................................................    44,661
  2000......................................................    40,253
  2001......................................................    36,206
  2002......................................................    32,430
  Thereafter................................................   220,139
                                                              --------
  Total.....................................................  $410,935
                                                              ========

6. PRO FORMA FINANCIAL INFORMATION

     During 1997, the Company acquired properties with an aggregate cost of approximately $147,700. The acquisitions were accounted for as purchases and, accordingly, results of operations were included in the consolidated financial statements since the various dates of acquisitions.

     The following pro forma financial data for the three months ended March 31, 1997, have been presented as if the acquisitions had occurred on January 1, 1997:

Revenues....................................................  $18,397
                                                              =======
Net Income..................................................  $ 2,365
                                                              =======
Basic Earnings per Share....................................    $0.33
                                                              =======
Diluted Earnings per Share..................................    $0.33
                                                              =======

7. COMMITMENTS AND CONTINGENCIES

     Substantially all of the properties have been subjected to Phase I environmental audits. Such audits have not revealed nor is management aware of any environmental liability that management believes would have a material adverse impact on the Company's financial position or results of operations. Management is unaware of any instances in which it would incur significant environmental costs if any or all of the properties were sold, disposed of or abandoned.

     During the third quarter of 1994, the Company held more than 25% of the value of its gross assets in overnight Treasury Bill reverse repurchase transactions which the United States Internal Revenue Service (the "IRS") may view as non-qualifying assets for the purposes of satisfying an asset qualification test applicable to REITs, based on a Revenue Ruling published in 1977 (the "Asset Issue"). The Company has requested that the IRS enter into a closing agreement with the Company that the Asset Issue will not impact the Company's status as a REIT. The IRS has deferred any action relating to the Asset Issue pending the further examination of the Company's 1991-1995 tax returns (the "Tax Audit"). Based on developments in the law which occurred since 1977, the Company's Tax Counsel, Battle Fowler LLP, has rendered an opinion that the Company's investment in Treasury Bill repurchase obligations would not adversely affect its REIT status. However, such opinion is not binding upon the IRS.

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

     Although the IRS agent conducting the examination has not issued his final examination report with respect to the tax issues raised in the Tax Audit, including the Asset Issue (collectively, the "Tax Issues"), the Company has received a preliminary draft of the examining agent's report. The draft sets forth a number of positions which the examining agent has taken with respect to the Company's taxes for the years that are subject to the Tax Audit, which the Company believes are not consistent with applicable law and regulations of the IRS. If the final report were issued in its current form, the liability of Atlantic to indemnify the Company may be substantial. The Continuing Trustees of the Company are engaged in ongoing discussions with the examining agent and his supervisors with regard to the positions set forth in the draft report. There can be no assurance that, after conclusion of discussions with such agent and his supervisors regarding the draft report, the examining agent will not issue the proposed report in the form previously delivered to the Company (or another form). Issuance of the revenue agent's report constitutes only the first step in the IRS administrative process for determining whether there is any deficiency in the Company's tax liability for the years at issue and any adverse determination by the examining agent is subject to administrative appeal within the IRS and, therefore, to judicial review. As noted above, pursuant to the tax agreement between Atlantic and the Company, Atlantic has assumed all liability arising out of the Tax Audit and the Tax Issues. Based on the amount of Atlantic's assets, as disclosed in its Annual Report on Form 10-K for the year ended December 31, 1997, the Company does not believe that the ultimate resolution of the Tax Issues will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

     During July 1997 Montgomery Ward ("Wards") a tenant at three of the Company's properties, (Tel-Twelve Mall, Clinton Valley Mall and Shoppes of Lakeland), filed for protection under Chapter 11 of the Bankruptcy Code. In October 1997, Wards issued a list of anticipated store closings which included the stores at the Company's Clinton Valley Mall. This location consists of a 101,200 square foot department store and a 7,480 square foot TBA store (Tires, Batteries and Automotive). The Company was notified in March 1998 that Wards rejected the lease. The Company is pursuing replacement tenants to lease the space. On an annual basis, Wards paid approximately $1,000 in base rent and operating and real estate tax expense reimbursements for the Clinton Valley Mall.

8. SUBSEQUENT EVENT

     On May 1, 1998, the Company acquired Southbay Fashion Center, a 96,700 square foot community center located in Sarasota, Florida, for approximately $6,000. The purchase will be financed utilizing the Company's Credit Facility. The acquisition will be accounted for under the purchase method, whereby the purchase price will be allocated to the assets acquired and liabilities assumed based upon their estimated fair market values.

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

CAPITAL RESOURCES AND LIQUIDITY

     The Company's mortgage debt, secured by certain properties, amounted to $297,413 at March 31, 1998, with a weighted average interest rate of 7.73%. The mortgage debt consists of nine loans secured by various properties, one unsecured term loan, and the Credit Facility which is secured by various properties. Eight of the mortgage loans amounting to $161,325 have maturities ranging from 1998 to 2007, monthly payments which include regularly scheduled amortization, and have fixed interest rates ranging between 6.83% to 8.75%. One of the mortgage loans, evidenced by tax free bonds, amounting to $7,000 secured by Oak Brook Square Shopping Center is non-amortizing, matures in 2010, and carries a floating interest rate equal to 75% of the new issue long-term Capital A rated utility bonds, plus interest to the lender sufficient to cause the lender's overall yield on its investment in the bonds to be equal to 200 basis points over their applicable LIBOR rate (7.325% at March 31, 1998).

     Variable rate debt accounted for $136,088 of outstanding debt with a weighted average interest rate of 7.69%. Variable rate debt accounted for approximately 45.8% of the Company's total debt and 26.8% of its total capitalization.

     The Company has an unsecured term loan amounting to $45,000, maturing May 1999, which may under certain circumstances be extended to October 2000 at the election of the Ramco-Gershenson Properties, L.P. (the "Operating Partnership"). This term loan bears interest between 250 and 275 basis points over LIBOR, depending on certain debt ratios (8.44% at March 31, 1998).

     The Company currently has a $110,000 Credit Facility, of which $84,088 was outstanding as of March 31, 1998. This credit facility bears interest between
137.5 and 162.5 basis points over LIBOR depending on certain debt ratios (weighted average 7.31% interest rate at March 31, 1998) and matures May 1999, and the maturity date may under certain circumstances be extended to October 2000 at the election of the Operating Partnership. The credit facility is secured by mortgages on various properties and contains financial covenants relating to debt-to-market capitalization, minimum operating coverage ratios and a minimum equity value. As of March 31, 1998 the Company was in compliance with the covenant terms. At March 31, 1998, outstanding letters of credit issued under the credit facility total $940.

     In July 1997, the Company executed an interest rate protection agreement to limit the Company's exposure to increases in interest rates on its floating rate debt. The notional amount of the agreement was $75,000. Based on rates currently in effect under the Company's Credit Facility, the agreement caps the Company's interest rate on $75,000 of floating rate debt to 8.375%, with a floor of 7.125%, through May 1, 1999. The Company is exposed to credit loss in the event of non-performance by the other parties to the interest rate swap agreement. However, the Company does not anticipate non-performance by the counter party.

     In December 1997, the Company executed another interest rate protection agreement to limit the Company's exposure to increases in interest rates on its floating rate debt. The notional amount of the agreement was $50,000. Based on rates currently in effect under the Company's Credit Facility, the agreement caps the Company's interest rate on $50,000 of floating rate debt to 8.375%, with a floor of 7.225% for the period May 1999 to October 2000. The Company is exposed to credit loss in the event of non-performance by the other parties to the interest rate swap agreement. However, the Company does not anticipate non-performance by the counter party.

     Based on the debt and the market value of equity, the Company's debt to total market capitalization (debt plus market value equity) ratio was 58.5% at March 31, 1998. On a pro forma basis, if the full

MSAM/Kimco equity investment were infused, the debt to total market capitalization would be 53.5% at March 31, 1998.

     The two properties in which the Operating Partnership owns an interest and are accounted for on the equity method of accounting are subject to non-recourse mortgage indebtedness. At March 31, 1998, the pro rata share of non-recourse mortgage debt on the unconsolidated properties (accounted for on the equity method) was $6,253 with a weighted average interest rate of 9.14%.

     The Company's current capital structure includes property specific mortgages, the unsecured term loan, the Credit Facility, Series A Preferred Shares, Common Shares and a minority interest in the Operating Partnership. Minority interest was increased to 27.99% effective January 1, 1998 from 26.5% at December 31, 1997. The increase to minority interest resulted from the earnout calculation for the Jackson Crossing shopping center. The minority interest computation assumes the issuance of an additional 200,000 OP Units to the Ramco Group relative to increases in net operating income at the Jackson Crossing shopping center. The computation is subject to due diligence procedures and to Board of Director approval. Currently, the minority interest in the Operating Partnership represents the 27.99% ownership in the Operating Partnership held by the Ramco Group which may, under certain conditions, be exchanged for approximately 2,768,143 Common Shares.

     The Units owned by the Ramco Principals are subject to lock-up agreements which provide that the Units cannot be transferred, except under certain conditions, for a period of 30 months after the closing of the Ramco Acquisition (November 1998). In addition, the Units issued to the Ramco Group are exchangeable for Common Shares of the Company on a one-for-one basis. The Company, as sole general partner of the Operating Partnership, has the option to exchange such Units for cash based on the current trading price of the Common Shares. Assuming the exchange of all limited partnership interests in the Operating Partnership, there would be outstanding approximately 9,891,498 Common Shares with a market value of approximately $201,539 at March 31, 1998 (based on the closing price of $20.3750 per share on March 31, 1998).

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

     During July 1997 Montgomery Wards, ("Wards") a tenant at three of the Company's properties, Tel-Twelve Mall, Clinton Valley Mall and Shoppes of Lakeland, filed for protection under Chapter 11 of the Bankruptcy Code. In October 1997, Wards issued a list of anticipated store closings which included the stores at the Company's Clinton Valley Mall. This location consists of a 101,200 square foot department store and a 7,480 square foot TBA store (Tires, Batteries and Automotive). The Company was notified in March 1998 that Wards rejected the lease. The Company is pursuing replacement tenants to lease the space. On an annual basis, Wards paid approximately $1,000 in base rent and operating and real estate tax expense reimbursement for the Clinton Valley Mall.

     The Company anticipates that the combination of the availability under the Credit Facility, potential new borrowings relative to the acquired properties and development properties, construction loans, the remaining MSAM/Kimco equity commitment for Series A Preferred Shares, and other future equity offerings will provide adequate liquidity for the foreseeable future to fund future acquisitions, developments, expansions, repositionings, and to continue its currently planned capital programs and to make distributions to its shareholders in accordance with the Code's requirements applicable to REIT's. Although the Company believes that the combination of factors discussed above will provide sufficient liquidity, no such assurance can be given.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1998 TO THREE MONTHS ENDED MARCH 31, 1997

     Total revenues for the three months ended March 31, 1998 increased by 33.5%, or $4,625, to $18,444 as compared to $13,819 for the three months ended March 31, 1997. The increase was a result of a $4,411 increase in minimum rents, a $32 increase in percentage rents, a $249 increase in recoveries from tenants, offset by a $67 decrease in interest and other income.

     Minimum rents increased 49.7%, or $4,411, to $13,295 for the three months ended March 31, 1998 as compared to $8,884 for the three months ended March 31, 1997. Recoveries from tenants increased 5.7%, or $249, to $4,643 as compared to $4,394 for the three months ended March 31, 1997. These increases are primarily attributable to the acquisition of the Madison, Pelican and Village Lakes shopping centers effective May, June and December 1997, respectively, and the acquisition of the Southeast Portfolio on October 30, 1997. The operating results for the three months ended March 31, 1998 include the impact of these acquisitions for the full three months in 1998, while the results for the three months ended March 31, 1997 do not include any impact for those acquisitions.

     Total expenses for the three months ended March 31, 1998 increased by 47.7%, or $5,030, to $15,571 as compared to $10,541 for the three months ended March 31, 1997. The increase was due to a $377 increase in total recoverable expenses, including real estate taxes and recoverable operating expenses, a $1,135 increase in depreciation and amortization, a $20 decrease in other operating expenses, a $459 increase in general and administrative expenses, and a $3,079 increase in interest expense.

     Total recoverable expenses, including real estate taxes and recoverable operating expenses, increased by 8.7%, or $377, to $4,713 as compared to $4,336 for the three months ended March 31, 1997, depreciation and amortization increased by 63.0%, or $1,135, to $2,936 as compared to $1,801 for the three months ended March 31, 1997, and other operating expenses for the three months ended March 31, 1998 were $236 as compared to $256 for the three months ended March 31, 1997. General and administrative expenses increased 39.0%, or $459, to $1,637 as compared to $1,178 for the three months ended March 31, 1997. The increase in recoverable expenses of $377, depreciation and amortization of $1,135, general and administrative expenses of $459, and interest expense of $3,079, are due to the acquisition of the Southeast Portfolio and the other property acquisitions in 1997.

     Following is a breakdown of the general and administrative expenses shown in the financial statements:

                                                              THREE MONTHS      THREE MONTHS
                                                                 ENDED             ENDED
                                                             MARCH 31, 1998    MARCH 31, 1997
                                                             --------------    --------------
Management Fees..........................................        $  328            $  262
Leasing, Brokerage and Development Fees..................            65
Other Revenues...........................................           162                96
Leasing/Development Cost Reimbursements..................           494               372
                                                                 ------            ------
     Total Revenues......................................         1,049               730
                                                                 ------            ------
Employee Expenses........................................         1,355               941
Office and Other Expenses................................           318               275
Depreciation and Amortization............................            62                60
                                                                 ------            ------
     Total Expenses......................................         1,735             1,276
                                                                 ------            ------
OPERATING PARTNERSHIP COST REIMBURSEMENT EXPENSES........           686               546
                                                                 ------            ------
OPERATING PARTNERSHIP ADMINISTRATIVE EXPENSES............           653               559
                                                                 ------            ------
SHOPPING CENTER LEVEL GENERAL AND ADMINISTRATIVE
  EXPENSES...............................................           298                73
                                                                 ------            ------
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES................        $1,637            $1,178
                                                                 ======            ======

     The increase in general and administrative expenses, when compared to the three months ended, March 31, 1997 is primarily due to general salary increases and an increase in headcount incurred subsequent to the first quarter of 1997.

     The loss from unconsolidated entities decreased 10.2% or $9 to $79 for the three months ended March 31, 1998 as compared to $88 for the three months ended March 31, 1997.

     The minority interest of $791 for the three months ended March 31, 1998 represents the 27.99% share of income before minority interest of the operating partnership compared to the 27% share of income before minority interest, or $846 for the three months ended March 31, 1997.

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

     The following table illustrates the calculation of FFO for the three months ended March 31, 1998, and 1997:

                                                                  THREE MONTHS
                                                                     ENDED
                                                                   MARCH 31,
                                                                ----------------
                                                                 1998      1997
                                                                ACTUAL    ACTUAL
                                                                ------    ------
Net Income..................................................    $2,003    $2,344
  Add: Depreciation and amortization........................     2,943     1,808
  Add: Minority interest in partnership.....................       791       846
                                                                ------    ------
Funds from operations -- diluted............................     5,737     4,998
  Less: Preferred share dividends...........................      (280)
                                                                ------    ------
Funds from operations -- basic..............................    $5,457    $4,998
                                                                ======    ======
Weighted average equivalent shares outstanding(1)
  Basic.....................................................     9,891     9,780
                                                                ======    ======
  Diluted...................................................    10,604     9,797
                                                                ======    ======
Supplemental disclosure:
  Straight-line rental income...............................    $  421    $  527
                                                                ======    ======
  Amortization of management contracts and covenants not to
     compete................................................    $  124    $  124
                                                                ======    ======

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

CAPITAL EXPENDITURES

     During the first quarter of 1998, the Company spent approximately $491 on revenue generating capital expenditures including tenant allowances, leasing commissions paid to third-party brokers, legal costs relative to lease documents, and capitalized leasing and construction costs. These types of costs generate a return through rents from tenants over the term of their leases. Revenue enhancing capital expenditures, including expansions, renovations or repositionings, were approximately $1,834. Revenue neutral capital expenditures, such as roof and parking lot repairs which are anticipated to be recovered from tenants, amounted to approximately $307.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". Readers are referred to the "Impact of Recent Accounting Pronouncements" section of the Company's 1997 Annual Report to Shareholders for further discussion.

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

                          PART II -- OTHER INFORMATION

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

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

                                          RAMCO-GERSHENSON PROPERTIES TRUST

Date: May 14, 1998                        By:   /s/ DENNIS E. GERSHENSON

                                            ------------------------------------
                                            Dennis E. Gershenson
                                            President and Trustee
                                            (Chief Executive Officer)

Date: May 14, 1998                        By:     /s/ RICHARD J. SMITH

                                            ------------------------------------
                                            Richard J. Smith
                                            Chief Financial Officer
                                            (Principal Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT NO.    DESCRIPTION
-----------    -----------
   27.1        Financial Data Schedule