Form 10-Q
period 1998-06-30
RAMCO GERSHENSON PROPERTIES TRUST
filed 1998-08-13
CIK 842183

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                                    FORM 10-Q

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
-----  1934

For the quarterly period ended June 30, 1998
                                       OR
       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT ----- OF 1934

For the transition period from                to
                               -------------      --------------
Commission file number 1-10093

                        RAMCO-GERSHENSON PROPERTIES TRUST
                      -------------------------------------
             (Exact name of registrant as specified in its charter)

MARYLAND                                                    13-6908486
--------                                                    ----------
(State or other jurisdiction                     (I.R.S. Employer Identification
of incorporation or organization)                Number)

27600 Northwestern Highway, Suite 200, Southfield, Michigan             48034
-----------------------------------------------------------             -----
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

Number of common shares of beneficial interest ($.01 par value) of the Registrant outstanding as of June 30, 1998: 7,123,388

                                      Index

Part I.  Financial Information                                                                          Page No.
                                                                                                        -------
Item 1.  Financial Statements
         Consolidated Balance Sheets - June 30, 1998 (unaudited) and December 31, 1997..................   3

         Consolidated Statements of Operations (unaudited) - Three Months and Six Months Ended
              June 30, 1998 and 1997....................................................................   4

         Consolidated Statement of Shareholders' Equity (unaudited) - Six Months Ended
              June 30, 1998.............................................................................   5

         Consolidated Statements of Cash Flows (unaudited)- Six Months Ended
              June 30, 1998 and 1997....................................................................   6

         Notes to Consolidated Financial Statements (unaudited).........................................   7

Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations.....................................................................  11

Part II. Other Information

Item 4.  Submission of Matters to a Vote of Security Holders............................................  18

Item 6.  Exhibits and Reports on Form 8-K...............................................................  18

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                        RAMCO-GERSHENSON PROPERTIES TRUST
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                                         June 30,     December 31,
                                                                           1998          1997
                                                                         ---------    -----------
                                                                        (unaudited)
ASSETS
  Investment in real estate - net (Note 2) ...........................   $ 465,032    $ 458,294
  Accounts receivable - net ..........................................       7,220        6,035
  Equity investments in and advances to unconsolidated entities ......       6,031        6,421
  Cash and cash equivalents ..........................................       5,056        5,033
  Other assets - net (Note 3) ........................................      10,531        8,899
                                                                         ---------    ---------
     Total Assets ....................................................   $ 493,870    $ 484,682
                                                                         =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Mortgages and notes payable (Note 4) ...............................   $ 308,439    $ 295,618
  Distributions payable ..............................................       4,521        4,348
  Accounts payable and accrued expenses ..............................      12,870       13,145
  Due to related entities ............................................       1,346        1,325
                                                                         ---------    ---------
    Total Liabilities ................................................     327,176      314,436
Minority Interest ....................................................      41,519       42,282
Commitments and Contingencies (Note 7)

SHAREHOLDERS' EQUITY
  Series A convertible preferred shares, par value $.01,
     10,000 shares authorized; 467 issued and outstanding,
     $11,666 liquidation value .......................................      11,147       11,147
  Common Shares of Beneficial Interest, par value $.01, 30,000
     shares authorized; 7,123 issued and outstanding .................          71           71
  Additional paid-in capital .........................................     150,188      150,513
  Cumulative distributions in excess of net income ...................     (36,231)     (33,767)
                                                                         ---------    ---------

Total Shareholders' Equity ...........................................     125,175      127,964
                                                                         ---------    ---------

      Total Liabilities and Shareholders' Equity .....................   $ 493,870    $ 484,682
                                                                         =========    =========


           See notes to consolidated financial statements.

                        RAMCO-GERSHENSON PROPERTIES TRUST
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)

                                                 For the Three            For the Six
                                                  Months Ended            Months Ended
                                                    June 30,                June 30,
                                                1998        1997       1998        1997
                                              --------    --------   --------    --------
REVENUES
    Minimum rents .........................   $ 13,146    $  9,032   $ 26,441    $ 17,916
    Percentage rents ......................        354         416        752         782
    Recoveries from tenants ...............      4,620       4,202      9,263       8,596
    Interest and other income .............        141         281        249         456
                                              --------    --------   --------    --------
         Total Revenues ...................     18,261      13,931     36,705      27,750
                                              --------    --------   --------    --------
EXPENSES
    Real estate taxes .....................      1,700       1,512      3,447       3,009
    Recoverable operating expenses ........      3,001       2,635      5,967       5,474
    Depreciation and amortization .........      2,940       1,892      5,876       3,693
    Other operating .......................        179         287        415         543
    General and administrative ............      1,312       1,297      2,949       2,475
    Interest expense ......................      6,195       3,142     12,244       6,112
                                              --------    --------   --------    --------
         Total Expenses ...................     15,327      10,765     30,898      21,306
                                              --------    --------   --------    --------

Operating income ..........................      2,934       3,166      5,807       6,444

Loss from unconsolidated entities .........         84          67        163         155
                                              --------    --------   --------    --------

Income before minority interest ...........      2,850       3,099      5,644       6,289

Minority interest .........................        771         848      1,562       1,694
                                              --------    --------   --------    --------

Net income ................................      2,079       2,251      4,082       4,595

Preferred dividends .......................       (283)                  (563)
                                              --------    --------   --------    --------
Net income available to
  common shareholders .....................   $  1,796    $  2,251   $  3,519    $  4,595
                                              ========    ========   ========    ========

Basic earnings per share ..................   $   0.25    $   0.32   $   0.49    $   0.65
                                              ========    ========   ========    ========

Diluted earnings per share ................   $   0.25    $   0.32   $   0.49    $   0.64
                                              ========    ========   ========    ========

Weighted average shares outstanding:
    Basic .................................      7,123       7,123      7,123       7,123
                                              ========    ========   ========    ========
    Diluted ...............................      7,172       7,138      7,171       7,139
                                              ========    ========   ========    ========


                 See notes to consolidated financial statements.

                        RAMCO-GERSHENSON PROPERTIES TRUST
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (in thousands)
                                   (Unaudited)

                                      Preferred Stock          Common Stock     Additional  Cumulative      Total
                                    --------------------    -------------------   Paid-In    Earnings/   Shareholders'
                                     Shares      Amount      Shares     Amount    Capital   Distribution    Equity
                                    --------    --------    --------   --------   -------   ------------    ------
Balance at January 1, 1998 ......        467    $ 11,147       7,123   $     71   $150,513   $(33,767)    $127,964
Cash distributions declared .....                                                              (6,546)      (6,546)
Adjustment of net proceeds from
  Preferred Shares issuance .....                                                     (330)                   (330)
Exercise of stock options .......                                                        5                       5
Net income for the six months
  ended June 30, 1998 ...........                                                               4,082        4,082
                                    --------    --------    --------   --------   --------   --------     --------
Balance at June 30, 1998 ........        467    $ 11,147       7,123   $     71   $150,188   $(36,231)    $125,175
                                    ========    ========    ========   ========   ========   ========     ========



See notes to consolidated financial statements.

                        RAMCO-GERSHENSON PROPERTIES TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                 For the Six Months
                                                                    Ended June 30
                                                                   1998        1997
                                                                 --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income .................................................   $  4,082    $  4,595
  Adjustments to reconcile net income to net cash flows
    Provided by operating activities:
  Depreciation and amortization ..............................      5,876       3,693
  Amortization of deferred financing costs ...................        528          76
  Loss from unconsolidated entities ..........................        163         155
  Minority interest ..........................................      1,562       1,694
  Changes in assets and liabilities that provided (used) cash:
       Accounts receivable ...................................     (1,185)       (643)
       Other assets ..........................................     (2,694)     (2,148)
       Accounts payable and accrued expenses .................       (269)      1,861
                                                                 --------    --------
  Total adjustments ..........................................      3,981       4,688
                                                                 --------    --------
Cash Flows Provided by Operating Activities ..................      8,063       9,283
                                                                 --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Real estate acquired .......................................    (12,176)    (12,894)
  Advances from (to) unconsolidated entities .................        227        (467)
                                                                 --------    --------
Cash Flows Used In Investing Activities ......................    (11,949)    (13,361)
                                                                 --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Cash distributions to shareholders .........................     (6,546)     (5,984)
  Cash distributions to operating partnership unit holders ...     (2,158)     (2,232)
  Purchase of operating partnership units ....................                 (1,416)
  Repayment of Credit Facility ...............................     (3,000)     (2,431)
  Principal repayments on mortgages payable ..................     (3,279)       (926)
  Adjustment of net proceeds from Preferred Shares issuance ..       (330)
  Payment of deferred financing costs ........................       (154)        (55)
  Borrowings on Credit Facility ..............................     19,100      16,400
  Net advances from related entities .........................         21         147
  Net proceeds from exercise of stock options ................          5
  Refund of deferred financing costs .........................        250
                                                                 --------    --------
Cash Flows Used in Financing Activities ......................      3,909       3,503
                                                                 --------    --------
Net Increase (Decrease) in Cash and Cash Equivalents .........         23        (575)
Cash and Cash Equivalents, Beginning of Period ...............      5,033       3,541
                                                                 --------    --------
Cash and Cash Equivalents, End of Period .....................   $  5,056    $  2,966
                                                                 ========    ========
  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid for interest during the period ................   $ 11,628    $  5,608
                                                                 ========    ========

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

Impact of Recent Accounting Pronouncements - In May 1998, the Financial Accounting Standards Board's Emerging Issues Task Force (Task Force) issued consensus No. 98-9, "Accounting for Contingent Rent in Interim Financial Periods". This statement establishes standards for when the lessor can recognize contingent rental income that is based on future specified targets within the lessor's fiscal year. The Task Force reached a consensus that contingent rental income in interim periods should be deferred until the specified target that results in contingent rental income is achieved. This statement, which is effective immediately, did not have a material effect on the Company's interim financial statements for the three months and six months ended June 30,1998.

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

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Management has not determined the impact of the Statement on the Company's financial statements. This Statement is effective for fiscal year beginning after June 15, 1999, with earlier adoption encouraged. The Company will adopt this accounting standard as required by January 1, 2000.

Reclassifications - Certain reclassifications have been made to the 1997 financial statements in order to conform with the 1998 presentation.

2.  REAL ESTATE

The Company's real estate consists of the following:

                                June 30, 1998  December 31, 1997
                                -------------  -----------------
                                 (unaudited)
Land                              $  60,638       $  57,075
Buildings and Improvements          423,755         414,115

Construction-in-progress                995           2,023
                                  ---------       ---------
                                  $ 485,388       $ 473,213
Less: accumulated depreciation      (20,356)        (14,919)
                                  ---------       ---------
Investment in real estate - net   $ 465,032       $ 458,294
                                  =========       =========

3.  OTHER ASSETS

Other assets are as follows:

                                                              June 30, 1998   December 31, 1997
                                                              -------------   -----------------
                                                               (unaudited)
Leasing costs and other                                         $  8,065          $  5,845
Deferred financing costs                                           2,710             2,806
Proposed development and acquisition costs                         1,688             1,214
                                                                --------          --------
                                                                $ 12,463          $  9,865
Less: accumulated amortization                                    (1,932)             (966)
                                                                --------          --------
Other assets - net                                              $ 10,531          $  8,899
                                                                ========          ========

4.  MORTGAGES AND NOTES PAYABLE

Mortgages and notes payable consist of the following:

                                                    June 30, 1998    December 31, 1997
                                                    -------------    -----------------
                                                     (unaudited)
Fixed rate mortgages with interest rates ranging
    from 6.83% to 8.50% at June 30, 1998 and
    6.83% to 8.75% at December 31, 1997, due at
    various dates through 2007 ....................   $158,751           $162,030

Floating rate mortgages at 75% of the rate of
    long-term Capital A Rated utility bonds,
    due January 1, 2010, plus supplemental interest
    to equal LIBOR plus 200 basis points.  The
    effective rate at June 30, 1998 was 7.38% and
    at December 31, 1997 was 7.33% ................      7,000              7,000

Unsecured term loan, with an interest rate at
    LIBOR plus 275 basis points, due May 1, 1999
    The effective rate at June 30, 1998 and
    December 31, 1997 was 8.44% and
    8.75% respectively ............................     45,000             45,000

Credit Facility, with an interest rate at LIBOR
    plus 162.5 basis points at June 30, 1998 and
    December 31, 1997 due May 1999, maximum
    available borrowings of $110,000.  The
    effective rate at June 30, 1998 and December
    31, 1997 was 7.36% and 7.66%, respectively ....     97,688             81,588
                                                      --------           --------
                                                      $308,439           $295,618
                                                      ========           ========

The mortgage notes are secured by mortgages on properties that have an approximate net book value of $275,533 and $276,619 as of June 30, 1998 and December 31, 1997, respectively. The Credit Facility is secured by mortgages on various properties that have an approximate net book value of $180,579 and $172,970 as of June 30, 1998 and December 31, 1997, respectively.

At June 30, 1998, outstanding letters of credit issued under the Credit Facility, not reflected in the accompanying consolidated balance sheet, total approximately $836.

The following table presents scheduled principal payments on mortgages and notes payable as of June 30, 1998:

     Year ended December 31,
          1998 (July 1 - December 31)   $  1,437
          1999                           145,718
          2000                             8,178
          2001                             3,072
          2002                             3,255
          Thereafter                     146,779
                                        --------
          Total                         $308,439
                                        ========

On June 26, 1998, the Company filed a $200,000 shelf registration statement with the Securities and Exchange Commission, which allows for the issuance of preferred shares, common shares or warrants exercisable for preferred or common shares.

5.  LEASES

The Company is engaged in the operation of shopping center and retail properties and leases space to tenants and certain anchors pursuant to lease agreements. The lease agreements provide for initial terms ranging from 3 to 30 years and, in some cases, for annual rentals which are subject to upward adjustment based on operating expense levels and sales volume.

Approximate future minimum rentals under noncancelable operating leases in effect at June 30, 1998, assuming no new or renegotiated leases nor option extensions on lease agreements, are as follows:

     Year ended December 31,
          1998 (July 1 - December 31)   $ 25,200
          1999                            46,575
          2000                            42,039
          2001                            37,225
          2002                            33,454
          Thereafter                     223,418
                                        --------
          Total                         $407,911
                                        ========


6.  PRO FORMA FINANCIAL INFORMATION

During 1997, the Company acquired properties with an aggregate cost of approximately $147,700. The acquisitions were accounted for as purchases and, accordingly, results of operations were included in the consolidated financial statements since the various dates of acquisitions.

The following pro forma financial data have been presented as if the acquisitions had occurred on January 1, 1997:

                             Three Months Ended   Six Months Ended
                               June 30, 1997       June 30, 1997
                               -------------       -------------
Revenues .....................    $18,414            $36,811
                                  =======            =======

Net Income ...................     $2,278             $4,679
                                   ======             ======

Basic Earnings per Share .....      $0.32              $0.66
                                    =====              =====

Diluted Earnings per Share....      $0.32              $0.66
                                    =====              =====

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

During July 1997 Montgomery Ward ("Wards") a tenant at three of the Company's properties, (Tel-Twelve Mall, Clinton Valley Mall and Shoppes of Lakeland), filed for protection under Chapter 11 of the Bankruptcy Code. In October 1997, Wards issued a list of anticipated store closings which included the stores at the Company's Clinton Valley Mall. This location consists of a 101,200 square foot department store and a 7,480 square foot TBA store (Tires, Batteries and Automotive). The Company was notified in March 1998 that Wards rejected the lease. The Company is pursuing replacement tenants to lease the space. On an annual basis, Wards paid, in the aggregate, approximately $1,000 in base rent and operating and real estate tax expense reimbursements for the Clinton Valley Mall.

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

CAPITAL RESOURCES AND LIQUIDITY
The Company's mortgages and notes payable amounted to $308,439 at June 30, 1998, with a weighted average interest rate of 7.72%. The debt consists of eight loans secured by various properties, one unsecured term loan, and the Credit Facility which is secured by various properties. Seven of the mortgage loans amounting to $158,751 have maturities ranging from 2000 to 2007, monthly payments which include regularly scheduled amortization, and have fixed interest rates ranging between 6.83% to 8.50%. One of the mortgage loans, evidenced by tax free bonds, amounting to $7,000 secured by Oak Brook Square Shopping Center is non-amortizing, matures in 2010, and carries a floating interest rate equal to 75% of the new issue long term Capital A rated utility bonds, plus interest to the lender sufficient to cause the lender's overall yield on its investment in the bonds to be equal to 200 basis points over their applicable LIBOR rate (7.38% at June 30, 1998). Another mortgage loan with an interest rate of 8.75%, matured in June 1998.

Variable rate debt accounted for $149,688 of outstanding debt with a weighted average interest rate of 7.68%. Variable rate debt accounted for approximately 48.5% of the Company's total debt and 29.4% of its total capitalization. The Company has an interest rate protection agreement in place relative to $75,000 of floating rate debt as discussed below. After taking into account the impact of converting the variable rate debt into fixed rate debt by use of the rate protection agreement, the Company's variable rate debt would account for approximately 24.2% of the Company's total debt and 14.6% of its total capitalization.

The Company has an unsecured term loan amounting to $45,000, maturing May 1999, which may under certain circumstances be extended to October 2000 at the election of Ramco-Gershenson Properties, L.P. (the "Operating Partnership"). This term loan bears interest between 250 and 275 basis points over LIBOR, depending on certain debt ratios (8.44% at June 30, 1998).

The Company currently has a $110,000 Credit Facility, of which $97,688 was outstanding as of June 30, 1998. This credit facility bears interest between
137.5 and 162.5 basis points over LIBOR depending on certain debt ratios (weighted average 7.36% interest rate at June 30, 1998) and matures May 1999, and the maturity date may under certain circumstances be extended to October 2000 at the election of the Operating Partnership. The credit facility is secured by mortgages on various properties and contains financial covenants relating to debt-to-market capitalization, minimum operating coverage ratios and a minimum equity value. As of June 30, 1998 the Company was in compliance with the covenant terms. At June 30, 1998, outstanding letters of credit issued under the credit facility total $836.

The Company used proceeds from the borrowings under the Credit Facility to pay for the acquisition of Southbay Fashion Center, the purchase of land for the White Lake MarketPlace development, the repayment of one of the mortgage loans and for other capital expenditures. During May 1998, the Company acquired the Southbay Fashion Center, in Sarasota Florida, an approximately 96,700 square foot community center for approximately $6,000. During June 1998, the Company acquired 37 acres of land in White Lake Township Michigan for approximately $3,000.

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

Based on the debt and the market value of equity, the Company's debt to total market capitalization (debt plus market value equity) ratio was 60.6% at June 30, 1998. On a pro forma basis, if the full MSAM/Kimco equity investment were infused, the debt to total market capitalization would be 55.8% at June 30, 1998.

The two properties in which the Operating Partnership owns an interest and are accounted for on the equity method of accounting are subject to non-recourse mortgage indebtedness. At June 30, 1998, the pro rata share of non-recourse mortgage debt on the unconsolidated properties (accounted for on the equity method) was $6,234 with a weighted average interest rate of 9.14%.

The Company's current capital structure includes property specific mortgages, the unsecured term loan, the Credit Facility, Series A Preferred Shares, Common Shares and a minority interest in the Operating Partnership. Minority interest increased to 28.0% effective January 1, 1998 from 26.5% at December 31, 1997. The increase to minority interest resulted from the earnout calculation for the Jackson Crossing shopping center. The minority interest computation assumes the issuance of an additional 200,000 OP Units to the Ramco Group relative to increases in net operating income at the Jackson Crossing shopping center. The computation is subject to due diligence procedures and to Board of Director approval. Currently, the minority interest in the Operating Partnership represents the 28.0% ownership in the Operating Partnership held by the Ramco Group which may, under certain conditions, be exchanged for approximately 2,768,143 Common Shares.

The Units owned by the Ramco Principals are subject to lock-up agreements which provide that the Units cannot be transferred, except under certain conditions until November 1998. In addition, the Units issued to the Ramco Group are exchangeable for Common Shares of the Company on a one-for-one basis. The Company, as sole general partner of the Operating Partnership, has the option to exchange such Units for cash based on the current trading price of the Common Shares. Assuming the exchange of all limited partnership interests in the Operating Partnership, there would be outstanding approximately 9,891,531 Common Shares with a market value of approximately $187,939 at June 30, 1998 (based on the closing price of $19.00 per share on June 30, 1998).

In July 1998, the Company commenced the construction of its newest development, White Lake MarketPlace, a 350,000 square foot community shopping center, located in the metro Detroit area. Management anticipates this $13,500 development will be funded utilizing the Credit Facility and/or the remaining $23,333 MSAM/Kimco equity commitment for Series A Preferred Shares.

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

The Company anticipates that the combination of the availability under the Credit Facility, potential new borrowings relative to the acquired properties and development properties, construction loans, and the remaining MSAM/Kimco equity commitment for Series A Preferred Shares, will provide adequate liquidity for the foreseeable future to fund future acquisitions, developments, expansions, repositionings, and to continue its currently planned capital programs and to make distributions to its shareholders in accordance with the Code's requirements applicable to REIT's. Although the Company believes that the combination of factors discussed above will provide sufficient liquidity, no such assurance can be given.

During July 1997 Montgomery Wards, ("Wards") a tenant at three of the Company's properties, Tel-Twelve Mall, Clinton Valley Mall and Shoppes of Lakeland, filed for protection under Chapter 11 of the Bankruptcy Code. In October 1997, Wards issued a list of anticipated store closings which included the stores at the Company's Clinton Valley Mall. This location consists of a 101,200 square foot department store and a 7,480 square foot TBA store (Tires, Batteries and Automotive). The Company was notified in March 1998 that Wards rejected the lease. The Company is pursuing replacement tenants to lease the space. On an annual basis, Wards paid, in the aggregate, approximately $1,000 in base rent and operating and real estate tax expense reimbursement for the Clinton Valley Mall.

The Company has implemented a Year 2000 compliance program designed to ensure that its computer hardware, software and process control systems will function properly beyond 1999. The Company believes that it has allocated adequate resources for this purpose and expects its Year 2000 data conversion program to be completed by mid 1999. To date, the amounts incurred and expensed for developing and carrying out the plan have not had a material effect on the Company's operations. The total remaining cost for addressing the Year 2000 issue, which is based on management's current estimates, is not expected to be material to the Company's financial position and results of operations.

The Company is attempting to contact vendors and others on whom it relies to assure that their systems will be timely converted. However, there can be no assurance that the systems of other companies on which the Company's systems rely also will be timely converted or that any such failure to convert by another company would not have an adverse effect on the Company's systems. Furthermore, no assurance can be given that any or all of the Company's systems are or will be Year 2000 compliant, or that the ultimate costs required to address the Year 2000 issue or the impact of any failure to achieve substantial Year 2000 compliance will not have a material adverse effect on the Company's financial position and results of operations.


COMPARISON OF SIX MONTHS ENDED JUNE 30, 1998 TO SIX MONTHS ENDED JUNE 30, 1997.

Total revenues for the six months ended June 30, 1998 increased by 32.3%, or $8,955, to $36,705 as compared to $27,750 for the six months ended June 30, 1997. The increase was a result of a $8,525 increase in minimum rents, a $667 increase in recoveries from tenants, offset by a $30 decrease in percentage rents and a $207 decrease in interest and other income.

Minimum rents increased 47.6%, or $8,525, to $26,441 for the six months ended June 30, 1998 as compared to $17,916 for the six months ended June 30, 1997. Recoveries from tenants increased 7.8%, or $667, to $9,263 as compared to $8,596 for the six months ended June 30, 1997. These increases are primarily attributable to the acquisition of the Madison, Pelican and Village Lakes shopping centers effective May, June and December 1997, respectively, and the acquisition of the Southeast Portfolio on October 30, 1997. The operating results for the six months ended June 30, 1998 include the impact of these acquisitions for the full six months in 1998, while the results for the six months ended June 30, 1997 included the impact of one month for the Madison acquisition and no impact from the other acquisitions. The recovery ratio for the six months ended June 30, 1998 decreased to 98.3% as compared to 101.3% for the six months ended June 30, 1997.

Interest and other income decreased 45.4%, or $207 to $249 as compared to $456 for the six months ended June 30, 1997. This decrease was primarily attributable to non-recurring tenant lease buyouts in 1997 which amounted to $183 of the $207 decrease.

Total expenses for the six months ended June 30, 1998 increased by 45.0%, or $9,592, to $30,898 as compared to $21,306 for the six months ended June 30, 1997. The increase was due to a $931 increase in total recoverable expenses, including real estate taxes and recoverable operating expenses, a $2,183 increase in depreciation and amortization, a $128 decrease in other operating expenses, a $474 increase in general and administrative expenses, and a $6,132 increase in interest expense.

Total recoverable expenses, including real estate taxes and recoverable operating expenses, increased by 11.0%, or $931, to $9,414 as compared to $8,483 for the six months ended June 30, 1997, depreciation and amortization increased by 59.1%, or $2,183, to $5,876 as compared to $3,693 for the six months ended June 30, 1997, and other operating expenses decreased 23.6%, or $128 to $415 as compared to $543 for the six months ended June 30, 1998. General and administrative expenses increased 19.2%, or $474, to $2,949 as compared to $2,475 for the six months ended June 30, 1997. The increase in recoverable expenses of $931, depreciation and amortization of $2,183, and interest expense of $6,132, are due to the acquisition of the Southeast Portfolio and the other property acquisitions in 1997.

The loss from unconsolidated entities increased 5.2%, or $8, to $163 for the six months ended June 30, 1998 as compared to $155 for the six months ended June 30, 1997.

The minority interest of $1,562 for the six months ended June 30, 1998 represents a 28.0% share of income before minority interest of the operating partnership compared to a 26.5% share of income before minority interest, or $1,694 for the six months ended June 30, 1997.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1998 TO THREE MONTHS ENDED JUNE 30,
1997

Total revenues for the three months ended June 30, 1998 increased 31.1%, or $4,330 to $18,261 as compared to $13,931 for the three months ended June 30, 1997. The increase was a result of a $4,114 increase in minimum rents, a $418 increase in recoveries from tenants, a $62 decrease in percentage rents and a $140 decrease in interest and other income.

Minimum rents increased 45.6%, or $4,114 to $13,146 for the three months ended June 30, 1998 as compared to $9,032 for the three months ended June 30, 1997. Recoveries from tenants increased 10.0%, or $418, to $4,620 as compared to $4,202 for the three months ended June 30, 1997. These increases are primarily attributable to the acquisition of the Madison, Pelican and Village Lakes shopping centers effective May, June and December 1997, respectively, and the acquisition of the Southeast Portfolio on October 30, 1997. The operating results for the three months ended June 30, 1998 included the impact of these acquisitions for the full three months in 1998, while the results for the three months ended June 30, 1997 included the impact of one month for Madison and no impact from the other acquisitions.

Interest and other income decreased 49.8%, or $140 to $141 as compared to $281 for the three months ended June 30, 1997. This decrease was primarily attributable to non-recurring tenant lease buyouts in 1997.

Total expenses for the three months ended June 30, 1998 increased by 42.4%, or $4,562, to $15,327 as compared to $10,765 for the three months ended June 30, 1997. The increase was due to a $554 increase in total recoverable expenses, including real estate taxes and recoverable operating expenses, a $1,048 increase in depreciation and amortization, a $108 decrease in other operating expenses, a $15 increase in general and administrative expenses, and a $3,053 increase in interest expense.

Total recoverable expenses, including real estate taxes and recoverable operating expenses, increased by 13.4%, or $554, to $4,701 as compared to $4,147 for the three months ended June 30, 1997, depreciation and amortization increased 55.4%, or $1,048, to $2,940 as compared to $1,892 for the three months ended June 30, 1997, and other operating expenses decreased 37.6%, or $108, to $179 as compared to $287 for the three months ended June 30, 1997. The increase in recoverable expenses of $554, depreciation and amortization of $1,048, and interest expense of $3,053, are due to the acquisition of the Southeast Portfolio and the other property acquisitions in 1997.

The loss from unconsolidated entities increased 25.4%, or $17, to $84 for the three months ended June 30, 1998 as compared to $67 for the three months ended June 30, 1997.

The minority interest of $771 for the three months ended June 30, 1998 represents a 28.0% share of income before minority interest of the operating partnership compared to a 26.5% share of income before minority interest, or $848 for the three months ended June 30, 1997.

GENERAL AND ADMINISTRATIVE

Following is a breakdown of the general and administrative expenses shown in the financial statements:

                                                              Three Months Ended  Six Months Ended
                                                                   June 30,          June 30,
                                                                1998     1997     1998     1997
                                                                ----     ----     ----     ----
Management Fees ............................................   $  320   $  249   $  648   $  514
  Leasing, Brokerage and Development Fees ..................       77      130      142      127
  Other Revenues ...........................................      183      216      345      312
  Leasing/Development Cost Reimbursements ..................      510      223    1,004      595
                                                               ------   ------   ------   ------
               Total Revenues ..............................    1,090      818    2,139    1,548
                                                               ------   ------   ------   ------

  Employee Expenses ........................................    1,119    1,056    2,474    1,998
  Office and Other Expenses ................................      479      344      797      618
  Depreciation and Amortization ............................       65       63      128      123
                                                               ------   ------   ------   ------
               Total Expenses ..............................    1,663    1,463    3,399    2,739
                                                               ------   ------   ------   ------

Operating Partnership Cost Reimbursement Expenses ..........      573      645    1,260    1,191
                                                               ------   ------   ------   ------

Operating Partnership Administrative Expenses ..............      620      520    1,273    1,080
                                                               ------   ------   ------   ------

Shopping Center Level General and Administrative Expenses...      119      132      416      204
                                                               ------   ------   ------   ------

Total General and Administrative Expenses ..................   $1,312   $1,297   $2,949   $2,475
                                                               ======   ======   ======   ======

The increase in general and administrative expenses, when compared to the six months ended June 30, 1997 is primarily due to general salary increases and an increase in headcount incurred subsequent to the second quarter of 1997.


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

The following table illustrates the calculation of FFO for the three months and six months ended June 30, 1998, and 1997:

                                                           Three Months Ended      Six Months Ended
                                                                 June 30,              June 30,
                                                            1998        1997       1998        1997
                                                            ----        ----       ----        ----

Net Income ............................................   $  2,079    $  2,251   $  4,082    $  4,595
     Add:  Depreciation and amortization ..............      2,947       1,899      5,890       3,707
     Add:  Minority interest in partnership ...........        771         848      1,562       1,694
                                                          --------    --------   --------    --------
Funds from operations - diluted .......................      5,797       4,998     11,534       9,996
     Less:  Preferred share dividends .................       (283)         --       (563)         --
                                                          --------    --------   --------    --------
Funds from operations - basic .........................   $  5,514    $  4,998   $ 10,971    $  9,996
                                                          ========    ========   ========    ========

Weighted average equivalent shares outstanding (1)

     Basic ............................................      9,891       9,691      9,891       9,736
                                                          ========    ========   ========    ========

     Diluted ..........................................     10,607       9,706     10,606       9,752
                                                          ========    ========   ========    ========
Supplemental disclosure:

     Straight-line rental income ......................   $    330    $    506   $    751    $  1,033
                                                          ========    ========   ========    ========

     Amortization of management contracts and covenants
          not to compete ..............................   $    124    $    124   $    248    $    248
                                                          ========    ========   ========    ========

(1) For basic FFO, represents the weighted average total shares outstanding, assuming the redemption of all Operating Partnership Units for Common Shares. For diluted FFO, represents the weighted average total shares outstanding, assuming the redemption of all Operating Partnership Units for Common Shares, the Series A Preferred Shares converted to Common Shares, and the common shares issuable under the treasury stock method upon exercise of stock options.

CAPITAL EXPENDITURES

During the six months ended June 30, 1998, the Company spent approximately $1,673 on revenue generating capital expenditures including tenant allowances, leasing commissions paid to third-party brokers, legal costs relative to lease documents, and capitalized leasing and construction costs. These types of costs generate a return through rents from tenants over the term of their leases. Revenue enhancing capital expenditures, including expansions, renovations or repositionings, were approximately $2,081. Revenue neutral capital expenditures, such as roof and parking lot repairs which are anticipated to be recovered from tenants, amounted to approximately $1,003.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In May 1998, the Financial Accounting Standards Board's Emerging Issues Task Force (Task Force) issued consensus No. 98-9, "Accounting for Contingent Rent in Interim Financial Periods". This statement establishes standards for when the lessor can recognize contingent rental income that is based on future specified targets within the lessor's fiscal year. The Task Force reached a consensus that contingent rental income in interim periods should be deferred until the specified target that results in contingent rental income is achieved. This statement, which is effective immediately, did not have a material effect on the Company's interim financial statements for the three months and six months ended June 30, 1998.

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

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Management has not determined the impact of the Statement on the Company's financial statements. This Statement is effective for fiscal year beginning after June 15, 1999, with earlier adoption encouraged. The Company will adopt this accounting standard as required by January 1, 2000.

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

                           PART II - OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual Meeting of Shareholders of the Company was held on June 10, 1998. At the Annual Meeting, Joel D. Gershenson, Dennis E. Gershenson and Robert A. Meister were re-elected as trustees of the Company to serve until the 2001 Annual Meeting of Shareholders or until their successors are elected and qualified. The following votes were cast for or were withheld from voting with respect to the election of each of the following persons:


                                        Votes             Authority
          Name                           For              Withheld

          Joel D. Gershenson          5,740,048            84,781
          Dennis E. Gershenson        5,752,757            72,072
          Robert A. Meister           5,752,510            72,319

There were no broker non-votes or abstentions in connection with the election of the trustees at the Annual Meeting.

The following votes were cast for, against or withheld regarding the ratification of Deloitte & Touche LLP as the independent auditors for the Company for the fiscal year commencing January 1, 1998:


            For                       Against                       Abstain
         5,781,626                     17,223                        25,980


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (b)      REPORTS ON FORM 8-K

                  No reports on Form 8-K have been filed during the quarter ending June 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                                    RAMCO-GERSHENSON PROPERTIES TRUST

Date:    August 13, 1998            By: /s/ Dennis E. Gershenson
                                        ----------------------------------------
                                        Dennis E. Gershenson
                                        President and Trustee
                                        (Chief Executive Officer)

Date:    August 13, 1998            By: /s/ Richard J. Smith
                                        ----------------------------------------
                                        Richard J. Smith
                                        Chief Financial Officer
                                        (Principal Accounting Officer)

                                  EXHIBIT INDEX


EXHIBIT NO.       DESCRIPTION
----------        -----------

  27.1            Financial Data Schedule