Form 10-Q
period 1998-09-30
RAMCO GERSHENSON PROPERTIES TRUST
filed 1998-11-10
CIK 842183

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                                    FORM 10-Q

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
----  1934

For the quarterly period ended September 30, 1998

                                       OR
      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF ---- 1934

For the transition period from            to
                               ----------    ----------

Commission file number 1-10093

                        RAMCO-GERSHENSON PROPERTIES TRUST

             (Exact name of registrant as specified in its charter)

MARYLAND                                                     13-6908486
-------                                                      ----------
(State or other jurisdiction                     (I.R.S. Employer Identification
of incorporation or organization)                Number)

27600 Northwestern Highway, Suite 200, Southfield, Michigan             48034
-----------------------------------------------------------             -----
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

Number of common shares of beneficial interest ($.01 par value) of the Registrant outstanding as of September 30, 1998: 7,123,638


                                                       Index

Part I.  Financial Information                                                                         Page No.
Item 1.  Financial Statements
         Consolidated Balance Sheets - September 30, 1998 (unaudited) and December 31, 1997.............   3

         Consolidated Statements of Operations (unaudited) - Three Months and Nine Months Ended
              September 30, 1998 and 1997...............................................................   4

         Consolidated Statement of Shareholders' Equity (unaudited) - Nine Months Ended
              September 30, 1998........................................................................   5

         Consolidated Statements of Cash Flows (unaudited)- Nine Months Ended
              September 30, 1998 and 1997...............................................................   6

         Notes to Consolidated Financial Statements (unaudited).........................................   7

Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations.....................................................................  12

Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K...............................................................  19


                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                        RAMCO-GERSHENSON PROPERTIES TRUST
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                                                    September 30,         December  31,
                                                                                         1998                 1997
                                                                                    -------------         -------------
                                                                                     (unaudited)
          ASSETS
            Investment in real estate - net (Note 2) ....................            $ 495,340             $ 458,294
            Accounts receivable - net ...................................                7,057                 6,035
            Equity investments in and advances to unconsolidated
            entities ....................................................                5,765                 6,421
            Cash and cash equivalents ...................................                4,743                 5,033
            Other assets - net (Note 3) .................................               12,702                 8,899
                                                                                     ---------             ---------

               Total Assets .............................................            $ 525,607             $ 484,682
                                                                                     =========             =========


          LIABILITIES AND SHAREHOLDERS' EQUITY
            Mortgages and notes payable (Note 4) ........................            $ 325,696             $ 295,618
            Distributions payable .......................................                4,784                 4,348
            Accounts payable and accrued expenses .......................               13,880                13,145
            Due to related entities .....................................                1,377                 1,325
                                                                                     ---------             ---------
             Total Liabilities ..........................................              345,737               314,436
          Minority Interest .............................................               46,324                42,282
          Commitments and Contingencies (Note 7) ........................                    -                     -

          SHAREHOLDERS' EQUITY ..........................................
            Preferred Shares, par value $.01, 10,000 shares
             authorized; 867 and 467 Series A convertible shares issued
             and outstanding, $21,666 and $11,666 liquidation value .....               20,527                11,147
            Common Shares of Beneficial Interest, par value $.01, 30,000
             shares authorized; 7,124 and 7,123 issued and outstanding ..                   71                    71
            Additional paid-in capital ..................................              150,523               150,513
            Cumulative distributions in excess of net income ............              (37,575)              (33,767)
                                                                                     ---------             ---------

          Total Shareholders' Equity ....................................              133,546               127,964
                                                                                     ---------             ---------

             Total Liabilities and Shareholders' Equity .................            $ 525,607             $ 484,682
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

                        RAMCO-GERSHENSON PROPERTIES TRUST
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)


                                                                For the Three            For the Nine
                                                                 Months Ended            Months Ended
                                                                September 30,            September 30,
                                                              1998         1997         1998        1997
REVENUES                                                     ------       ------       ------      ------
    Minimum rents......................................    $ 13,693     $  9,304       $ 40,134   $ 27,220
    Percentage rents...................................          46          341            798      1,123
    Recoveries from tenants ...........................       5,058        4,677         14,321     13,273
    Interest and other income..........................         166          139            415        595
                                                           --------     --------       --------   --------
         Total Revenues................................      18,963       14,461         55,668     42,211
                                                           --------     --------       --------   --------
EXPENSES
    Real estate taxes..................................       1,761        1,551          5,208      4,560
    Recoverable operating expenses.....................       3,246        2,970          9,213      8,444
    Depreciation and amortization......................       3,059        1,999          8,935      5,692
    Other operating....................................         183          179            598        722
    General and administrative.........................       1,400        1,108          4,349      3,583
    Interest expense...................................       6,444        3,476         18,688      9,588
                                                           --------     --------       --------   --------
         Total Expenses................................      16,093       11,283         46,991     32,589
                                                           --------     --------       --------   --------

Operating income ......................................       2,870        3,178          8,677      9,622

Loss from unconsolidated entities......................          65           85            228        240
                                                           --------     --------       --------   --------

Income before minority interest........................       2,805        3,093          8,449      9,382

Minority interest......................................         810          806          2,372      2,500
                                                           --------     --------       --------   --------

Net income.............................................       1,995        2,287          6,077      6,882

Preferred dividends....................................        (345)           -           (908)         -
                                                           --------     --------       --------   --------

Net income available to common shareholders............    $  1,650     $  2,287       $  5,169   $  6,882
                                                           ========     ========       ========   ========

Basic earnings per share...............................       $0.23        $0.32          $0.73      $0.97
                                                           ========     ========       ========   ========

Diluted earnings per share.............................       $0.23        $0.32          $0.72      $0.96
                                                           ========     ========       ========   ========
Weighted average shares outstanding:
    Basic..............................................       7,124        7,123          7,123      7,123
                                                           ========     ========       ========   ========
    Diluted............................................       7,144        7,159          7,162      7,145
                                                           ========     ========       ========   ========

         See notes to consolidated financial statements.

                        RAMCO-GERSHENSON PROPERTIES TRUST
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (in thousands)
                                   (Unaudited)



                                          Preferred Stock           Common Stock         Additional     Cumulative         Total
                                          ---------------           ------------          Paid-In       Earnings/      Shareholders'
                                       Shares       Amount      Shares       Amount       Capital      Distribution       Equity
                                       ------       ------      ------       ------       -------      ------------       ------

Balance  at  January 1, 1998........     467        $11,147      7,123         $71        $150,513       $(33,767)       $127,964
Cash distributions declared.........                                                                       (9,885)         (9,885)
Issuance of preferred shares........     400          9,380                                                                 9,380
Exercise of stock options...........                                 1                          10                             10
Net income for the Nine Months Ended
  September 30, 1998................                                                                        6,077           6,077
                                         ---        -------      -----         ---        --------       --------        --------

Balance at September 30, 1998.......     867        $20,527      7,124         $71        $150,523       $(37,575)       $133,546
                                         ===        =======      =====         ===        ========       ========        ========




See notes to consolidated financial statements.

                        RAMCO-GERSHENSON PROPERTIES TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)


                                                                                       For the Nine Months
                                                                                       Ended September 30
                                                                                     1998             1997
                                                                                   --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                                       $ 6,077          $  6,882
  Adjustments to reconcile net income to net cash flows
    Provided by operating activities:
  Depreciation and amortization ....................................                 8,935             5,692
  Amortization of deferred financing costs .........................                   804               153
  Loss from unconsolidated entities ................................                   228               240
  Minority interest.................................................                 2,372             2,500
  Changes in assets and liabilities that provided (used) cash:
       Accounts receivable..........................................                (1,022)           (1,289)
       Other assets ................................................                (5,187)           (4,286)
       Accounts payable and accrued expenses .......................                 1,171                 8
                                                                                   -------          --------
  Total adjustments ................................................                 7,301             3,018
                                                                                   -------          --------
Cash Flows Provided by Operating Activities ........................                13,378             9,900
                                                                                   -------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Real estate acquired .............................................               (24,838)          (21,048)
  Advances from (to) unconsolidated entities .......................                   428              (623)
                                                                                   -------          --------
Cash Flows Used In Investing Activities ............................               (24,410)          (21,671)
                                                                                   -------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions to shareholders ...............................                (9,885)           (8,976)
  Cash distributions to operating partnership unit holders .........                (3,603)           (3,311)
  Purchase of operating partnership units ..........................                     -            (1,416)
  Repayment of Credit Facility .....................................                (3,700)           (2,430)
  Principal repayments on mortgages payable ........................                (3,992)           (1,398)
  Payment of deferred financing costs ..............................                  (370)             (613)
  Borrowings on Credit Facility ....................................                22,600            28,463
  Net proceeds from issuance of Preferred Shares ...................                 9,380                 -
  Net advances from related entities ...............................                    52               318
  Net proceeds from exercise of stock options ......................                    10                 -
  Refund of deferred financing costs ...............................                   250                 -
                                                                                   -------          --------
Cash Flows Provided by Financing Activities.........................                10,742            10,637
                                                                                   -------          --------
Net Decrease in Cash and Cash Equivalents ..........................                  (290)           (1,134)
Cash and Cash Equivalents, Beginning of Period .....................                 5,033             3,541
                                                                                   -------          --------
Cash and Cash Equivalents, End of Period ...........................               $ 4,743          $  2,407
                                                                                   =======          ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid for interest during the period ......................               $17,591          $  9,070
                                                                                   =======          ========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
     Acquisition of Aquia Towne Center:
          Debt assumed .............................................               $15,170                 -
          Value of OP units issued .................................                 5,273                 -


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

Impact of Recent Accounting Pronouncements - In May 1998, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus on Issue No. 98-9, "Accounting for Contingent Rent in Interim Financial Periods". This statement establishes standards for when the lessor can recognize contingent rental income that is based on future specified targets within the lessor's fiscal year. The consensus requires that contingent rental income in interim periods should be deferred until the specified target that results in contingent rental income is achieved. The impact of adopting this consensus was to decrease percentage rents by approximately $300 or $0.03 per share for the three months and the nine months ended September 30, 1998.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". Readers are referred to the "Impact of Recent Accounting Pronouncements" section of the Company's 1997 Form 10-K for further discussion.

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

2.  REAL ESTATE

The Company's real estate consists of the following:


                                                               September 30, 1998     December 31, 1997
                                                               ------------------     -----------------
                                                                   (unaudited)

    Land                                                            $ 63,545             $  57,075
    Buildings and Improvements                                       451,506               414,115
    Construction-in- progress                                          3,443                 2,023
                                                                    --------             ---------
                                                                     518,494               473,213
    Less: accumulated depreciation                                   (23,154)              (14,919)
                                                                    --------             ---------
    Investment in real estate - net                                 $495,340              $458,294
                                                                    ========              ========

     REAL ESTATE ACQUISITIONS

In May 1998 the Company acquired Southbay Fashion Center, a 96,700 square foot community center located in Sarasota, Florida, for approximately $6,000. In September 1998 the Company acquired Conyers Crossing, a 166,600 square foot community shopping center located in Conyers, Georgia for approximately $7,490. The Company also acquired Aquia Towne Center, a 238,000 square foot shopping center, located in Stafford County, Virginia. The purchase price was comprised of $1,430 in cash, issuance of 239,697 operating partnership units with a fair value of $5,273, and the assumption of a $15,170 existing mortgage. The mortgage note matures in March 2008 and has an interest rate of 7.39% (Note 4).

The acquisitions have been accounted for using the purchase method of accounting and, accordingly, the assets and liabilities have been included in the consolidated balance sheet based upon their respective fair market values.

3. OTHER ASSETS

Other assets are as follows:

                                                               September 30, 1998     December 31, 1997
                                                               ------------------     -----------------
                                                                   (unaudited)
    Leasing costs and other                                         $  9,741             $  5,845
    Deferred financing costs                                           2,926                2,806
    Proposed development and acquisition costs                         2,505                1,214
                                                                    --------             --------
                                                                      15,172                9,865
    Less: accumulated amortization                                    (2,470)                (966)
                                                                    --------             --------
    Other assets - net                                              $ 12,702             $  8,899
                                                                    ========             ========


4. MORTGAGES AND NOTES PAYABLE

MORTGAGES AND NOTES PAYABLE CONSIST OF THE FOLLOWING:

                                                                                         September 30, 1998      December 31, 1997
                                                                                         ------------------      -----------------
                                                                                             (unaudited)
Fixed rate mortgages with interest rates ranging from 6.83% to
    8.50% at  September  30,  1998  and  6.83% to 8.75% at December 31, 1997,
    due at various dates through 2008....................................................     $173,208               $162,030

Floating rate mortgages at 75% of the rate of long-term Capital A
    Rated utility bonds, due January 1, 2010, plus supplemental
    Interest to equal LIBOR plus 200 basis points.  The effective rate at
    September 30, 1998 was 7.41% and at December 31, 1997 was 7.33%......................        7,000                  7,000

Unsecured term loan, with an interest rate at LIBOR plus
    275 basis points, due May 1, 1999.  The effective rate at
    September 30, 1998 and December 31, 1997 was 9.38% and
    8.75%, respectively..................................................................       45,000                 45,000

Credit Facility, with an interest rate at LIBOR plus 162.5 basis points at September 30, 1998 and December 31, 1997 due
    May 1999, maximum available borrowings of $110,000.  The
    effective rate at September 30, 1998 and December 31, 1997 was
    7.39% and 7.66%, respectively........................................................      100,488                 81,588
                                                                                              --------               --------
                                                                                              $325,696               $295,618
                                                                                              ========               ========

The mortgage notes are secured by mortgages on properties that have an approximate net book value of $274,730 and $276,619 as of September 30, 1998 and December 31, 1997, respectively. The Credit Facility is secured by mortgages on various properties that have an approximate net book value of $181,596 and $172,970 as of September 30, 1998 and December 31, 1997, respectively.

At September 30, 1998, outstanding letters of credit issued under the Credit Facility, not reflected in the accompanying consolidated balance sheet, total approximately $836.

The following table presents scheduled principal payments on mortgages and notes payable as of September 30, 1998:



        Year ended December 31,
             1998 (October 1 - December 31)                                           $    769
             1999                                                                      148,667
             2000                                                                        8,336
             2001                                                                        3,245
             2002                                                                        3,442
             Thereafter                                                                161,237
                                                                                      --------
             Total                                                                    $325,696
                                                                                      ========


During August 1998 the Company executed an interest rate swap agreement to limit the Company's exposure to increases in interest rates on its floating rate debt. The notional amount of the agreement was $75,000. Based on rates currently in effect under the Company's Credit Facility, the agreement provides for a fixed rate of 7.425% through October 2000. In conjunction with this agreement, the Company terminated, at no cost, the two interest rate collar agreements previously in place. These terminated agreements consisted of a $75,000 agreement through May 1, 1999 which had a cap at 8.375% and a floor of 7.125%, and a $50,000 agreement for the period May 1999 to October 2000 which had a cap at 8.375% and a floor of 7.225%. The Company is exposed to credit loss in the event of non-performance by the other parties to the interest rate swap agreement, however; the Company does not anticipate non-performance by the counter party.

5.    LEASES

The Company is engaged in the operation of shopping center and retail properties and leases space to tenants and certain anchors pursuant to lease agreements. The lease agreements provide for initial terms ranging from 3 to 30 years and, in some cases, for annual rentals which are subject to upward adjustment based on operating expense levels and sales volume.

Approximate future minimum rentals under noncancelable operating leases in effect at September 30, 1998, assuming no new or renegotiated leases nor option extensions on lease agreements, are as follows:


        Year ended December 31,
             1998 (July 1 - December 31)                                                 $ 12,898
             1999                                                                          48,933
             2000                                                                          44,647
             2001                                                                          39,720
             2002                                                                          35,713
             Thereafter                                                                   235,872
                                                                                         --------
             Total                                                                       $417,783
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

The following pro forma financial data have been presented as if the acquisitions had occurred on January 1, 1997:

                                                                                 Three Months Ended       Nine Months Ended
                                                                                 September 30, 1997       September 30, 1997
                                                                                 ------------------       ------------------
Revenues.....................................................................         $18,603                  $55,414
                                                                                      =======                  =======
Net Income...................................................................         $ 2,302                  $ 6,964
                                                                                      =======                  =======
Basic Earnings per Share.....................................................         $  0.33                  $  0.98
                                                                                      =======                  =======
Diluted Earnings per Share...................................................         $  0.32                  $  0.98
                                                                                      =======                  =======


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

Although the IRS agent conducting the examination has not issued his final examination report with respect to the tax issues raised in the Tax Audit, including the Asset Issue (collectively, the "Tax Issues"), the Company has received a preliminary draft of the examining agent's report. The draft sets forth a number of positions which the examining agent has taken with respect to the Company's taxes for the years that are subject to the Tax Audit, which the Company believes are not consistent with applicable law and regulations of the IRS. If the final report were issued in its current form, the liability of Atlantic to indemnify the Company may be substantial. The Continuing Trustees of the Company are engaged in ongoing discussions with the examining agent and his supervisors with regard to the positions set forth in the draft report. There can be no assurance that, after conclusion of discussions with such agent and his supervisors regarding the draft report, the examining agent will not issue the proposed report in the form previously delivered to the Company (or another form). Issuance of the revenue agent's report constitutes only the first step in the IRS administrative process for determining whether there is any deficiency in the Company's tax liability for the years at issue and any adverse determination by the examining agent is subject to administrative appeal within the IRS and, thereafter, to judicial review. As noted above, pursuant to the tax agreement between Atlantic and the Company, Atlantic has assumed all liability arising out of the Tax Audit and the Tax Issues. Based on the amount of Atlantic's assets, as disclosed in its Annual Report on Form 10-K for the year ended December 31, 1997, and its Quarterly Report on Form 10-Q for the period ended June 30, 1998, the Company does not believe that the ultimate resolution of the Tax Issues will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

During July 1997 Montgomery Ward ("Wards") a tenant at three of the Company's properties, (Tel-Twelve Mall, Clinton Valley Mall and Shoppes of Lakeland), filed for protection under Chapter 11 of the Bankruptcy Code. In October 1997, Wards issued a list of anticipated store closings which included the stores at the Company's Clinton Valley Mall. This location consists of a 101,200 square foot department store and a 7,480 square foot TBA store (Tires, Batteries and Automotive). The Company was notified in March 1998 that Wards rejected the lease. On an annual basis, Wards paid, in the aggregate, approximately $1,000 in base rent and operating and real estate tax expense reimbursements for the Clinton Valley Mall. The Company has leased 30,900 square feet of the former department store and rental income is expected to commence during the first quarter of 1999.

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

CAPITAL RESOURCES AND LIQUIDITY

The Company generated $13,378 in cash flows from operating activities and $10,742 in cash flows from financing activities for the nine months ended September 30, 1998. These combined cash flows of $24,120 were used to fund $24,410 of investing activities which were primarily the acquisition of real estate assets.

 The Company's mortgages and notes payable amounted to $325,696 at September 30, 1998, with a weighted average interest rate of 7.84%. The debt consists of nine loans secured by various properties, one unsecured term loan, and the Credit Facility which is secured by various properties. Eight of the mortgage loans amounting to $173,208 have maturities ranging from 2000 to 2008, monthly payments which include regularly scheduled amortization, and have fixed interest rates ranging between 6.83% to 8.50%. One of the mortgage loans, evidenced by tax free bonds, amounting to $7,000 secured by Oak Brook Square Shopping Center is non-amortizing, matures in 2010, and carries a floating interest rate equal to 75% of the new issue long term Capital A rated utility bonds, plus interest to the lender sufficient to cause the lender's overall yield on its investment in the bonds to be equal to 200 basis points over their applicable LIBOR rate (7.41% at September 30, 1998). Another mortgage loan with an interest rate of 8.75%, matured in June 1998.

In connection with the acquisition of Aquia Towne Center shopping center, the Company assumed an existing $15,170 mortgage loan. The loan matures in March 2008 and has an interest rate of 7.39%. In addition, Ramco-Gershenson Properties, L.P. (the "Operating Partnership"), the Company's operating partnership, issued 239,697 OP Units valued at approximately $5,300.

Variable rate debt accounted for $152,488 of outstanding debt with a weighted average interest rate of 7.98%. Variable rate debt accounted for approximately 46.8% of the Company's total debt and 29.8% of its total capitalization. The Company has an interest rate protection agreement in place relative to $75,000 of floating rate debt as discussed below. After taking into account the impact of converting the variable rate debt into fixed rate debt by use of the interest rate swap agreement discussed below, the Company's variable rate debt would account for approximately 23.8% of the Company's total debt and 15.1% of its total capitalization.

The Company has an unsecured term loan amounting to $45,000, maturing May 1999, which may under certain circumstances be extended to October 2000 at the election of the Operating Partnership. This term loan bears interest between 250 and 275 basis points over LIBOR, depending on certain debt ratios (9.38% at September 30, 1998).

The Company currently has a $110,000 Credit Facility, of which $100,488 was outstanding as of September 30, 1998. This Credit Facility bears interest between 137.5 and 162.5 basis points over LIBOR depending on certain debt ratios (weighted average 7.39% interest rate at September 30, 1998) and matures May 1999. The maturity date may under certain circumstances be extended to October 2000 at the election of the Operating Partnership. The credit facility is secured by mortgages on various properties and contains financial covenants relating to liabilities-to-asset ratio, minimum operating coverage ratios and a minimum equity value. As of September 30, 1998 the Company was in compliance with the covenant terms. At September 30, 1998, outstanding letters of credit issued under the credit facility total $836.

The Company used proceeds from the borrowings under the Credit Facility, the assumption of the existing mortgage on Aquia Towne Center, the issuance of $10,000 of Series A Preferred Shares and the issuance of 239,697 OP Units with a fair value of approximately $5,300 to finance the acquisitions of Southbay Fashion Center, Conyers Crossing and Aquia Towne Center, the development of White Lake MarketPlace, the repayment of a mortgage loan in June 1998, and to pay for other capital expenditures.

During August 1998, the Company executed an interest rate swap agreement to limit the Company's exposure to increases in interest rates on its floating rate debt. The notional amount of the agreement was $75,000. Based on rates currently in effect under the Company's Credit Facility, the agreement provides for a fixed rate of 7.425% through October 2000. In conjunction with this agreement, the Company terminated, at no cost, the two interest rate collar agreements previously in place. These terminated agreements consisted of a $75,000 agreement through May 1, 1999 which had a cap at 8.375% and a floor of 7.125%, and a $50,000 agreement for the period May 1999 to October 2000 which had a cap at 8.375% and a floor of 7.225%. The Company is exposed to credit loss in the event of non-performance by the other parties to the interest rate swap agreement, however; the Company does not anticipate non-performance by the counter parties.

Based on the debt and the market value of equity, the Company's debt to total market capitalization (debt plus market value equity) ratio was 63.6% at September 30, 1998. On a pro forma basis, if the full MSAM/Kimco equity investment were infused, the debt to total market capitalization would be 61.1% at September 30, 1998.

The two properties in which the Operating Partnership owns an interest and are accounted for on the equity method of accounting are subject to non-recourse mortgage indebtedness. At September 30, 1998, the pro rata share of non-recourse mortgage debt on the unconsolidated properties (accounted for on the equity method) was $6,215 with a weighted average interest rate of 9.14%.

In October, 1997, the Company entered into an agreement with certain clients advised by Morgan Stanley Asset Management, Inc. ("MSAM"), and Kimco Realty Corporation ("Kimco") pursuant to which such entities agreed to invest up to an aggregate of $35,000 in the Operating Partnership. The equity investment involves the issuance of up to 1.4 million Series A Convertible Preferred Shares, ("Series A Preferred Shares") issued by the Company at a price of $25.00 per share. The Series A Preferred Shares are convertible, under certain circumstances, into Common Shares of the Company at a conversion price of $17.50 per Common Share. The initial investment of $11,667 was made in October 1997. An additional investment of $10,000 was made in September 1998. The remaining commitment of $13,333 may be drawn by through February 28, 1999 and may be used to help fund strategic acquisitions, retenanting or redevelopment activities, or to reduce outstanding debt. The dividend rate on the Series A Preferred Shares is expected to equal the dividend rate presently being paid to the Company's common shareholders.

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

The Company's current capital structure includes property specific mortgages, the unsecured term loan, the Credit Facility, Series A Preferred Shares, Common Shares and minority interest in the Operating Partnership. Minority interest increased to 29.9%, from 26.5% at December 31, 1997. The increase to minority interest resulted from the OP Units assumed to be issued in conjunction with the earnout calculation for the Jackson Crossing shopping center, and the issuance of 239,697 OP Units in connection with the acquisition of Aquia Towne Center. The minority interest computation assumes the issuance of an additional 238,965 OP Units to the Ramco Group relative to increases in net operating income at the Jackson Crossing shopping center. The computation is subject to due diligence procedures and to Board of Director approval. Currently, the minority interest in the Operating Partnership represents the 29.9% ownership in the Operating Partnership which may, under certain conditions, be exchanged for approximately 3,042,185 Common Shares.

The OP Units owned by the Ramco Principals are subject to lock-up agreements which provide that the Units cannot be transferred, except under certain conditions until November 1998. In addition, the OP Units issued are exchangeable for Common Shares of the Company on a one-for-one basis. The Company, as sole general partner of the Operating Partnership, has the option to exchange such Units for cash based on the current trading price of the Common Shares. Assuming the exchange of all limited partnership interests in the Operating Partnership, there would be outstanding approximately 10,170,443 Common Shares with a market value of approximately $166,592 at September 30, 1998 (based on the closing price of $16.38 per share on September 30, 1998).

In July 1998, the Company commenced the construction of its newest development, White Lake MarketPlace, a 350,000 square foot community shopping center, located in the metro Detroit area. Management anticipates this $15,500 development will be funded utilizing the Credit Facility, other borrowings, and/or the remaining $13,333 MSAM/Kimco equity commitment for Series A Preferred Shares, or the issuance of equity securities or warrants under the Company's shelf registration statement.

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

The Company anticipates that the combination of the availability under the Credit Facility, potential new borrowings relative to the acquired properties and development properties, construction loans, the remaining MSAM/Kimco equity commitment for Series A

Preferred Shares, joint ventures, and potential future offering of securities under the shelf registration statement will provide adequate liquidity for the foreseeable future to fund future acquisitions, developments, expansions, repositionings, and to continue its currently planned capital programs and to make distributions to its shareholders in accordance with the Code's requirements applicable to REIT's. Although the Company believes that the combination of factors discussed above will provide sufficient liquidity, no such assurance can be given.

During July 1997 Wards, a tenant at three of the Company's properties, Tel-Twelve Mall, Clinton Valley Mall and Shoppes of Lakeland, filed for protection under Chapter 11 of the Bankruptcy Code. In October 1997, Wards issued a list of anticipated store closings which included the stores at the Company's Clinton Valley Mall. This location consists of a 101,200 square foot department store and a 7,480 square foot TBA store (Tires, Batteries and Automotive). The Company was notified in March 1998 that Wards rejected the lease. On an annual basis, Wards paid, in the aggregate, approximately $1,000 in base rent and operating and real estate tax expense reimbursement for the Clinton Valley Mall. The Company has leased 30,900 square feet of the former department store and rental income is expected to commence during the first quarter of 1999.

The Company recognizes that Year 2000 issues may have an impact on its business, operations and financial condition. The Company has completed an assessment of its Year 2000 readiness with respect to all of its information technology ("IT") systems and is currently addressing the reliability and condition of its non-IT systems. These assessments will continue to be updated as additional information becomes available and as new concerns are identified.

The Company's IT systems generally consist of file servers, operating systems, application programs and workstations that utilize purchased and customized systems. The Company continues to evaluate the Year 2000 compliance status of each vendor and believes that its existing systems or planned upgrades during 1998 will be Year 2000 compliant. Implementation and upgrades of non-Year 2000 compliant systems will not result in significant additional cost to the Company.

The Company's non-IT systems which may be subject to Year 2000 issues are facility related and encompass areas such as HVAC systems, elevators, security, lighting, telecommunications, electrical, plumbing, fire and sprinkler controls. The Company is currently addressing the potential impact of Year 2000 in these areas and has not identified any instances where Year 2000 issues will require material costs to repair or replace any of these systems.

The significant risks to the Company in the event that Year 2000 issues are not identified and corrected could cause delays or errors in processing financial and operation information while non-IT system problems could result in forced closure of certain facilities which could limit the efficient operation of the Company's properties.

While the Company believes its planning and remediation efforts are adequate to address its Year 2000 concerns, there can be no guarantee that the systems of other companies on which the Company's systems and operations rely will be converted on a timely basis and will not have a material effect on the Company.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1998 TO NINE MONTHS ENDED SEPTEMBER 30, 1997.

Total revenues for the nine months ended September 30, 1998 increased by 31.9%, or $13,457, to $55,668 as compared to $42,211 for the nine months ended September 30, 1997. The increase was a result of a $12,914 increase in minimum rents, a $1,048 increase in recoveries from tenants, offset by a $325 decrease in percentage rents and a $180 decrease in interest and other income.

Minimum rents increased 47.4%, or $12,914, to $40,134 for the nine months ended September 30, 1998 as compared to $27,220 for the nine months ended September 30, 1997. Recoveries from tenants increased 7.9%, or $1,048, to $14,321 as compared to $13,273 for the nine months ended September 30, 1997. These increases are primarily attributable to the acquisition of the Madison, Pelican and Village Lakes shopping centers effective May, June and December 1997, respectively, and the acquisition of the Southeast Portfolio on October 30, 1997. The operating results for the nine months ended September 30, 1998 include the impact of these acquisitions for the full nine months in 1998, while the results for the nine months ended September 30, 1997 included the impact of four months for the Madison acquisition, three months for the Pelican acquisition and no impact from the other acquisitions. The recovery ratio for the nine months ended September 30, 1998 decreased to 99.3% as compared to 102.1% for the nine months ended September 30, 1997.

The decrease in percentage rent is primarily the result of the Company adopting consensus Issue No. 98-9, "Accounting for Contingent Rent in Interim Periods".

Interest and other income decreased 30.3%, or $180, to $415 as compared to $595 for the nine months ended September 30, 1997. This decrease was primarily attributable to non-recurring tenant lease buyouts in 1997.

Total expenses for the nine months ended September 30, 1998 increased by 44.2%, or $14,402, to $46,991 as compared to $32,589 for the nine months ended September 30, 1997. The increase was due to a $1,417 increase in total recoverable expenses, including real estate taxes and recoverable operating expenses, a $3,243 increase in depreciation and amortization, a $124 decrease in other operating expenses, a $766 increase in general and administrative expenses, and a $9,100 increase in interest expense.

Total recoverable expenses, including real estate taxes and recoverable operating expenses, increased by 10.9%, or $1,417, to $14,421 as compared to $13,004 for the nine months ended September 30, 1997, depreciation and amortization increased by 57.0%, or $3,243, to $8,935 as compared to $5,692 for the nine months ended September 30, 1997, and other operating expenses decreased 17.2%, or $124 to $598 as compared to $722 for the nine months ended September 30, 1998. General and administrative expenses increased 21.4%, or $766, to $4,349 as compared to $3,583 for the nine months ended September 30, 1997. The increase in recoverable expenses of $1,417, depreciation and amortization of $3,243, and interest expense of $9,100, are due to the acquisition of the Southeast Portfolio and the other property acquisitions in 1997 and acquisitions and capital expenditures in 1998.

The minority interest of $2,372 for the nine months ended September 30, 1998 represents a 28.1% share of income before minority interest of the operating partnership compared to a 26.7% share of income before minority interest, or $2,500 for the nine months ended September 30, 1997. The increase in the percentage share of income is due to the increase in OP Units assumed to be issued in connection with the earnout calculation for the Jackson Crossing shopping center and the issuance of 239,697 OP Units related to the Aquia Towne Center acquisition.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1998 TO THREE MONTHS ENDED SEPTEMBER 30, 1997

Total revenues for the three months ended September 30, 1998 increased 31.1%, or $4,502, to $18,963 as compared to $14,461 for the three months ended September 30, 1997. The increase was a result of a $4,389 increase in minimum rents, a $381 increase in recoveries from tenants, a $27 increase in interest and other income, offset by a $295 decrease in percentage rents.

Minimum rents increased 47.2%, or $4,389, to $13,693 for the three months ended September 30, 1998 as compared to $9,304 for the three months ended September 30, 1997. Recoveries from tenants increased 8.2%, or $381, to $5,058 as compared to $4,677 for the three months ended September 30, 1997. These increases are primarily attributable to the acquisition of the Southeast Portfolio on October 30, 1997. The operating results for the three months ended September 30, 1998 included the impact of these acquisitions for the full three months in 1998, along with the acquisitions of Southbay Fashion Center, effective May 1998. The results for the three months ended September 30, 1997 did not included the impact of Village Lakes and the Southeast Portfolio. The recovery ratio for the three months ended September 30, 1998 decreased to 101.0% as compared to 103.5% for the three months ended September 30, 1997.

The decrease in percentage rent is primarily the result of the Company adopting consensus Issue No. 98-9, "Accounting for Contingent Rent in Interim Periods".

Total expenses for the three months ended September 30, 1998 increased by 42.6%, or $4,810, to $16,093 as compared to $11,283 for the three months ended September 30, 1997. The increase was due to a $486 increase in total recoverable expenses, including real estate taxes and recoverable operating expenses, a $1,060 increase in depreciation and amortization, a $4 increase in other operating expenses, a $292 increase in general and administrative expenses, and a $2,968 increase in interest expense.

Total recoverable expenses, including real estate taxes and recoverable operating expenses, increased by 10.7%, or $486, to $5,007 as compared to $4,521 for the three months ended September 30, 1997, depreciation and amortization increased 53.0%, or $1,060, to $3,059 as compared to $1,999 for the three months ended September 30, 1997, and other operating expenses increased 2.2%, or $4, to $183 as compared to $179 for the three months ended September 30, 1997. The increase in recoverable expenses of $486, depreciation and amortization of $1,060, and interest expense of $2,968, are due to the acquisition of the Southeast Portfolio and the other property acquisitions in 1997 and acquisitions and other capital expenditures in 1998.

The loss from unconsolidated entities decreased 23.5%, or $20, to $65 for the three months ended September 30, 1998 as compared to a loss of $85 for the three months ended September 30, 1997.

The minority interest of $810 for the three months ended September 30, 1998 represents a 28.9% share of income before minority interest of the operating partnership compared to a 26.1% share of income before minority interest, or $806 for the three months ended September 30, 1997. The increase in the percentage share of income is due to an increase in OP Units assumed to be issued in connection with the earnout calculation for the Jackson Crossing shopping center and the issuance of 239,697 OP Units related to the Aquia Towne Center acquisition.

GENERAL AND ADMINISTRATIVE

Following is a breakdown of the general and administrative expenses shown in the financial statements (unaudited):


                                                                      Three Months Ended           Nine Months Ended
                                                                         September 30,                September 30,
                                                                      1998           1997          1998         1997
                                                                      ----           ----          ----         ----
Management Fees..............................................           $ 234        $  264      $   686       $  778
Leasing, Brokerage and Development Fees                                     5           142          147          269
Other Revenues...............................................             216            98          561          410
Leasing/Development Cost Reimbursements                                   391           357        1,395          952
                                                                       ------        ------       ------       ------
               Total Revenues................................             846           861        2,789        2,409
                                                                       ------        ------       ------       ------
Employee Expenses............................................           1,213         1,038        3,687        3,033
Office and Other Expenses....................................             315           252        1,112          873
Depreciation and Amortization................................              67            60          195          183
                                                                       ------        ------       ------       ------
               Total Expenses................................           1,595         1,350        4,994        4,089
                                                                       ------        ------       ------       ------

Operating Partnership Cost Reimbursement Expenses............             749           489        2,205        1,680
                                                                       ------        ------       ------       ------

Operating Partnership Administrative Expenses................             539           524        1,811        1,604
                                                                       ------        ------       ------       ------

Shopping Center Level General and Administrative Expenses....             112            95          333          299
                                                                       ------        ------       ------       ------

Total General and Administrative Expenses....................          $1,400        $1,108       $4,349       $3,583
                                                                       ======        ======       ======       ======

The increase in general and administrative expenses, when compared to the nine months ended September 30, 1997 is primarily due to general salary increases, including an increase in headcount incurred subsequent to the third quarter of 1997 and an increase in state and local tax expense.


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

The following table illustrates the calculation of FFO for the three months and nine months ended September 30, 1998, and 1997 (unaudited):


                                                                  Three Months Ended       Nine Months Ended
                                                                     September 30,           September 30,
                                                                  1998       1997          1998      1997
                                                                  ----       ----          ----      ----
Net Income                                                      $ 1,995     $ 2,287      $ 6,077    $ 6,882
     Add:  Depreciation and amortization..................        3,066       1,999        8,956      5,692
     Add:  Minority interest in partnership...............          810         806        2,372      2,500
                                                                -------     -------      -------    -------
Funds from operations - diluted...........................      $ 5,871     $ 5,092      $17,405     15,074

     Less:  Preferred share dividends.....................         (345)          -         (908)         -
                                                                -------     -------      -------    -------
Funds from operations - basic.............................      $ 5,526     $ 5,092      $16,497    $15,074
                                                                =======     =======      =======    =======


Weighted average equivalent shares outstanding (1)

     Basic................................................       10,010       9,691        9,931      9,721
                                                                =======     =======      =======    =======

     Diluted..............................................       10,831       9,727       10,681      9,743
                                                                =======     =======      =======    =======

Supplemental disclosure:
     Straight-line rental income..........................          662         304        1,413      1,337
                                                                =======     =======      =======    =======

     Amortization of management contracts and covenants
          not to compete..................................      $   124     $   124      $   372    $   372
                                                                =======     =======      =======    =======

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

CAPITAL EXPENDITURES

During the nine months ended September 30, 1998, the Company spent approximately $5,838 on revenue generating capital expenditures including tenant allowances, leasing commissions paid to third-party brokers, legal costs relative to lease documents, and capitalized leasing and construction costs. These types of costs generate a return through rents from tenants over the term of their leases. Revenue enhancing capital expenditures, including expansions, renovations or repositionings, were approximately $3,022. Revenue neutral capital expenditures, such as roof and parking lot repairs which are anticipated to be recovered from tenants, amounted to approximately $2,152.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In May 1998, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus on Issue No. 98-9, "Accounting for Contingent Rent in Interim Financial Periods". This statement establishes standards for when the lessor can recognize contingent rental income that is based on future specified targets within the lessor's fiscal year. The consensus requires that contingent rental income in interim periods should be deferred until the specified target that results in contingent rental income is achieved. This impact of adopting this consensus was to decrease percentage rents by approximately $300 or $0.03 per share for the three months and the nine months ended September 30, 1998.

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

                          PART II - OTHER INFORMATION




ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS
                  See Exhibit Index immediately preceding the exhibits.

         (b)      REPORTS ON FORM 8-K

                  No reports on Form 8-K have been filed during the quarter ending September 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                                           RAMCO-GERSHENSON PROPERTIES TRUST

Date:  November 10, 1998              By:       /s/ Dennis E. Gershenson
                                                --------------------------------
                                                Dennis E. Gershenson
                                                President and Trustee
                                                (Chief Executive Officer)

Date:  November 10, 1998               By:      /s/ Richard J. Smith
                                                --------------------------------
                                                Richard J. Smith
                                                Chief Financial Officer
                                                (Principal Accounting Officer)

                                 EXHIBIT INDEX


EXHIBIT NO.       DESCRIPTION

 10.1 Promissory Note dated as of February 27, 1998 in the principal face amount of $15,225,000.00 made by A.T.C., L.L.C. in favor of GMAC Commercial Mortgage Corporation.

 10.2 Deed of Trust and Security Agreement dated as of February 27, 1998 by A.T.C., L.L.C. to Lawyers Title Insurance Company for the benefit of GMAC Commercial Mortgage Corporation relating to a $415,225,000.00 loan.

 10.3 Assignment and Assumption Agreement dated as of October 8, 1998 among A.T.C., L.L.C., Ramco Virginia Properties, L.L.C., A.T. Center, Inc., Ramco-Gershenson Properties Trust and LaSalle National Bank, as trustee for the registered holders of GMAC Commercial Mortgage Securities, Inc. Mortgage Pass-Through Certificates.

 10.4 Exchange Rights Agreement dated as of September 4, 1998 between Ramco-Gershenson Properties Trust, and A.T.C., L.L.C.


 27.1             Financial Data Schedule