Form 10-K
period 1998-12-31
RAMCO GERSHENSON PROPERTIES TRUST
filed 1999-03-18
CIK 842183

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

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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
       (State or Other Jurisdiction of                    (I.R.S. Employer Identification No.)
        Incorporation or Organization)
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

                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements to this Form 10-K. [ ]

     Aggregate market value of the voting shares held by non-affiliates of the registrant as of March 8, 1999: approximately $112,301,000.

     Approximately 7,217,993 Common Shares of Beneficial Interest of the registrant were outstanding as of March 8, 1999.

     DOCUMENT INCORPORATED BY REFERENCE: Portions of the 1999 Ramco-Gershenson Properties Trust Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to the annual meeting of shareholders to be held on June 9, 1999 are incorporated by reference into Part III.
================================================================================

                               TABLE OF CONTENTS

NOTE:Ramco-Gershenson Properties Trust is sometimes referred to in this Annual
     Report on Form 10-K as "Registrant", or the "Company".

            ITEM                                                                   PAGE
            ----                                                                   ----
PART I       1.    Business....................................................      2
             2.    Properties..................................................      8
             3.    Legal Proceedings...........................................     13
             4.    Submission of Matters to a Vote of Security Holders.........     13
PART II      5.    Market for Registrant's Common Equity and Related
                   Stockholder Matters.........................................     14
             6.    Selected Financial Data.....................................     16
             7.    Management's Discussion and Analysis of Financial Condition
                   and Results of Operations...................................     18
             8.    Financial Statements and Supplementary Data.................     27
             9.    Changes in and Disagreements with Accountants on Accounting
                   and Financial Disclosure....................................     27
PART III    10.    Directors and Executive Officers of the Registrant..........     28
            11.    Executive Compensation......................................     28
            12.    Security Ownership of Certain Beneficial Owners and
                   Management..................................................     28
            13.    Certain Relationships and Related Transactions..............     28
PART IV     14.    Exhibits, Financial Statement Schedules, and Reports on Form
                   8-K.........................................................     29

SIGNATURES.....................................................................     34

                                     PART I

ITEM 1. BUSINESS.

GENERAL

     Ramco-Gershenson Properties Trust (the "Company") is a Maryland trust organized pursuant to Articles of Amendment and Restatement of Declaration of Trust dated October 2, 1997. The Company is the successor entity of Ramco-Gershenson Properties Trust (the "Massachusetts Trust") a Massachusetts business trust. In December 1997, with the approval of its shareholders, the Company changed its state of organization from Massachusetts to Maryland through the termination of the Massachusetts Trust's Amended and Restated Declaration of Trust by amending such Amended and Restated Declaration of Trust to provide for the termination of the Trust, the merger (the "Change of Venue Merger") of the Massachusetts Trust into the Company and the conversion of each outstanding share of beneficial interest in the Massachusetts Trust into a common share of beneficial interest of the Company. The term the "Company" refers to Ramco-Gershenson Properties Trust and/or its predecessors.

     The principal office of the Company is located at 27600 Northwestern Highway, Suite 200, Southfield, Michigan 48034.

     RPS Realty Trust, a Massachusetts business trust, was formed on June 21, 1988 to be a diversified growth oriented real estate investment trust ("REIT"). From 1988 until April 30, 1996, RPS Realty Trust was primarily engaged in the business of owning and managing a participating mortgage loan portfolio, and, through its wholly-owned subsidiaries, owning and operating eight real estate properties.

     In May 1996, the Company (i) acquired substantially all of the shopping center and retail properties as well as the management organization and business operations, of Ramco-Gershenson, Inc. and certain of its affiliates (the "Ramco Acquisition"), (ii) changed the Company's name from RPS Realty Trust to Ramco-Gershenson Properties Trust, (iii) combined the outstanding shares of the Company by way of a one-for-four reverse split, and, (iv) spun-off eight mortgage loans and two real properties (the "RPS Mortgage Assets") to Atlantic Realty Trust , a newly formed real estate investment trust ("Atlantic"). The Ramco Acquisition was accomplished by the transfer by the Company to Ramco-Gershenson Properties, L.P. (the "Operating Partnership"), a Delaware limited partnership of which the Company is the general partner, of six properties containing approximately 931,000 square feet of gross leasable area ("GLA") and of $68,000,000 in cash, and by the transfer to the Operating Partnership by the principals of Ramco-Gershenson, Inc. (the "Ramco Principals") and by their affiliates (collectively the "Ramco Group"), of, (a) 20 properties containing approximately 4,826,000 square feet of gross leasable area (the "Ramco Properties"), (b) 100% of the non-voting stock and 5% of the voting stock (representing in excess of 95% of the economic interest) in Ramco-Gershenson, Inc. ("Ramco") (c) 50% general partner interests in two partnerships which each own a shopping center comprising a total of approximately 288,000 square feet of GLA (d) rights in and/or options to acquire certain development land totaling approximately 155 acres, (e) options to acquire interests in six shopping center properties and (f) five outparcels totaling 7.1 acres. In return for its transfers, the Ramco Group received 2,377,492 Units ("Units") of the Operating Partnership (representing an approximate 25% limited partnership interest in the Operating Partnership). The acquisition was accounted for using the purchase method. The purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair market value. Units were valued at approximately $16.50 per share representing the average trading price of the Company's stock immediately preceding and following the Ramco Acquisition. The Company assumed approximately $176,556,000 of secured indebtedness on the Ramco Properties. In addition, the Ramco Group received 279,181 Units as a partial earnout relative to Jackson Crossing Shopping Center. In December 1998, the Company's Board of Trustees approved the issuance of an additional 238,965 Units as a result of achieving certain leasing objectives related to the Jackson Crossing earnout. The Units, with a value of $3,823,000, increased the Ramco Group's aggregate interest to approximately 29% in the Operating Partnership. Subject to certain limitations, the Units in the Operating Partnership are exchangeable into common shares of the Company on a one-for-one basis. At December 31, 1998, the Company owned 7,217,993 Units which represents partnership interests amounting to approximately 71% of the total interest in the Operating Partnership. In connection with the Ramco Acquisition, the Company entered into three-year employment agreements with Joel D. Gershenson (the Chairman and a Director of the Company), Dennis E. Gershenson (the President and a Director of the Company), Richard D. Gershenson (an Executive Vice President and the Secretary of the Company), Bruce A. Gershenson (an Executive Vice President and the Treasurer of the Company) and Michael A. Ward (an Executive Vice President and the Chief Operating Officer of the Company). The Ramco Acquisition permitted the Company to become a self-administered, self-managed and fully integrated real estate investment trust.

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

     Operations of the Company. The Company is engaged in the business of owning, developing, acquiring, managing and leasing community shopping centers, regional malls and single tenant retail properties, nationally. At December 31, 1998, the Company had a portfolio of 54 shopping centers, with more than 10,400,000 square feet of gross leasable area, located in Michigan, Ohio, Florida, New York, New Jersey, Maryland, North Carolina, South Carolina, Tennessee, Alabama, Wisconsin, Virginia and Georgia.

     The Company's properties consist of 2 enclosed regional malls, 43 community centers, 6 power centers, and 3 single tenant retail properties. Regional enclosed malls are larger retail properties (containing 400,000 to more than 1,000,000 square feet of GLA) with two or more department stores as anchors and a wide variety of stores along enclosed, climate controlled malls connecting the anchors.

     Community shopping centers generally range in size up to 400,000 square feet of GLA and are located in developed retail and commercial areas in which other similar centers may be nearby. In addition, with respect to some of these centers, there may be one or more regional enclosed malls nearby. Community shopping centers generally fall into two types: traditional community centers and power centers. Traditional community centers typically are convenient to their trade areas and focus primarily on value-oriented and convenience goods and services. They are designed to service a neighborhood area, and are usually anchored by a supermarket, drugstore or discount retailer providing basic necessities, although certain community centers are free standing single-user buildings. Power centers are different from traditional community centers because they are designed to service a larger trade area and they contain at least two anchors, which occupy a substantial portion of the GLA in the center. These anchors are often national retailers which are leaders in their market or "category killers" i.e., larger stores which offer a complete selection of a category of items (e.g., toys, office supplies, home improvement products, electronics, etc.) at low prices, and often in a warehouse format.

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

     Ramco performs all property management functions for the properties. At December 31, 1998, Ramco had 125 full-time employees devoted exclusively to property management, including on-site personnel. Property management efforts are directed toward improving tenant sales and rents by continually respositioning the centers. Ramco strives to meet the needs of its tenants in the areas of promotion, marketing and ongoing management of its properties and seeks to bring together a sufficient critical mass of complementary tenants. As part of its property management efforts, Ramco monitors tenant mix, store size, sales results and store locations, and works closely with tenants to improve the overall performance of their stores. Ramco seeks to anticipate trends in the retailing industry and introduce new retail names and concepts into its shopping center properties in response to these trends.

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

DEVELOPMENTS IN 1998

     In May 1998, the Company acquired Southbay Fashion Center in Osprey, Sarasota County, Florida for approximately $6,000,000. The shopping center is an approximately 96,700 square foot community center anchored by Jacobson's (31,700 square feet), Ethan Allen (12,700 square feet), and Eckerd Drug Store (10,800 square feet).

     Conyers Crossing, located in Conyers, Georgia, was acquired in September 1998 for approximately $7,500,000. The shopping center is an approximately 170,400 square foot community center anchored by Kmart (83,600 square feet), and Uptons (55,300 square feet). This center is located in Rockdale County, in the southeast quadrant of metropolitan Atlanta. The population base within a seven-mile radius of the center exceeds 93,000, with an average household income level of $64,000.

     In September 1998, the Company acquired Aquia Towne Center in Stafford, Virginia, for approximately $22,000,000. The shopping center is an approximately 240,000 square foot community center. Aquia Towne Center is anchored by Shoppers Food Warehouse (43,900 square feet) and Big Lots (33,500 square feet). The shopping center is located in the northern part of Stafford County, Virginia, which is one of the fastest growing counties in the Washington D.C. metropolitan area. The average household income within a five-mile radius is $58,000.

     In November 1998, the Company acquired Rivertowne Square Shopping Center in Deerfield Beach, Florida for approximately $8,700,000. The 136,600 square foot community center is anchored by Winn-Dixie (45,900 square feet), and Office Depot (25,000 square feet). This center is located approximately 16 miles north of Fort Lauderdale and the area's current unemployment rates are among the lowest in the state and has an average household income of $65,200.

     In July 1998, the Company began construction on its newest development, White Lake MarketPlace, a community shopping center of approximately 350,000 square feet located in White Lake Township, Michigan. Wal-Mart, Home Depot, Farmer Jack, and OfficeMax will anchor the center. White Lake MarketPlace is located in one of the more significant growth corridors of metropolitan Detroit. White Lake Township is in Oakland County, which has the third highest per capita income in the United States.

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

     The Company is subject to the risks that upon expiration of leases for space located in its properties, the leases may not be renewed, the space may not be relet or the terms of renewal or reletting (including the cost of required renovations) may be less favorable than current lease terms. Leases on a total of approximately 6.0% of the Company owned GLA will expire in 1999. If the Company was unable to promptly relet or renew the leases for all or a substantial portion of this space and, if the rental rates upon such renewal or reletting were significantly lower than expected rates, or if the Company was unable to maintain its current occupancy levels, then the Company's cash flow and ability to make distributions to shareholders may be adversely affected.

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

     During the third quarter of 1994, the Company held more than 25% of its value of its gross assets in overnight Treasury Bill reverse repurchase transactions which the United States Internal Revenue Service (the "IRS") may view as non-qualifying assets for the purpose of satisfying an asset qualification test applicable to REITs based on a Revenue Ruling published in 1977 (the "Asset Issue"). The Company requested that the IRS enter into a closing agreement that the Asset Issue would not impact the Company's status as a REIT. The IRS has deferred any action relating to the Asset Issue pending the further examination of the Company's 1991-1995 tax returns (the "Tax Audit"). Based on developments in the law which occurred since 1977, the Company's Tax Counsel, Battle Fowler LLP, rendered an opinion that the Company's investment in Treasury Bill repurchase obligations would not adversely affect its REIT status. However, such opinion is not binding upon the IRS.

     In connection with the spin-off of Atlantic, Atlantic assumed all liability arising out of the Tax Audit and the Asset Issue, including liabilities for interest and penalties and attorney fees relating thereto. In connection with the assumption of such potential liabilities, Atlantic and the Company entered into a tax agreement which provides that the Company (under the direction of its Continuing Trustees), and not Atlantic, will control, conduct and effect the settlement of any tax claims against the Company relating to the Tax Audit and the Asset Issue. Accordingly, Atlantic would not have any control as to the timing of the resolution or disposition of any such claims. The Company and Atlantic also received an opinion from Special Tax Counsel, Wolf, Block, Schorr and Solis-Cohen LLP, that, to the extent there is a deficiency in the Company's taxable income arising out of the IRS examination and provided the Company timely makes a deficiency dividend (i.e., declares and pays a distribution which is permitted to relate back to the year for which each deficiency was determined to satisfy the requirement that the REIT distribute 95 percent of its taxable income), the classification of the Company as a REIT for the taxable years under examination would not be affected. Under the tax agreement referred to above, Atlantic agreed to reimburse the Company for the amount of any deficiency dividend so made. If notwithstanding the above-described opinions of legal counsel, the IRS successfully challenged the status of the Company as a REIT, its status could be adversely affected. If the Company lost its status as a REIT, the Company believes that it would be able to re-elect REIT status for the taxable year beginning January 1, 1999.

     The IRS agent conducting the examination has issued his examination report with respect to the tax issues raised in the Tax Audit, including the Asset Issue (collectively, the "Tax Issues"). The report sets forth a number of positions which the examining agent has taken with respect to the Company's taxes for the years that are subject to the Tax Audit, which the Company believes are not consistent with applicable law and regulations of the IRS. Based upon the report, the Company could be liable for up to $39.7 million in combined taxes, penalties and interest through March 15, 1999. The proposed adjustments to taxable income could require the Company to pay a deficiency dividend to its current shareholders resulting in combined taxes, penalties, interest and deficiency dividend of approximately $41 million as of March 15, 1999.

     As noted above, pursuant to a Tax Agreement between Atlantic and the Company, Atlantic has assumed all liability arising out of the Tax Audit and Tax Issues, including the payment of the deficiency dividend. Based upon the amount of Atlantic's net assets, as disclosed in its most recent quarterly report on Form 10-Q for the period ended September 30, 1998, the Company does not believe that the ultimate resolution of the Tax Issues will have a material adverse effect on the financial position, results of operations or cash flows of the Company. The issuance of the revenue agent's report constitutes only the first step in the IRS administrative process for determining whether there is any deficiency in the Company's tax liability for the years at issue and any adverse determination by the examining agent is subject to administrative appeal within the IRS and, thereafter, to judicial review. As noted above, the agent's report sets forth a number of positions, which the Company and its legal counsel believe are not consistent with applicable law and regulations of the IRS. Accordingly, the Company intends to file an administrative appeal challenging the findings contained in the IRS agent's examination report.

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

     There was a release of approximately 2,300 gallons of gasoline from a product line break in August 1986 and a release of approximately 1,200 gallons of gasoline from a delivery line break in October 1991 at a gasoline station located at Jackson Crossing. A release of gasoline was also discovered in 1987 at a time of removal of USTs from a gasoline station located adjacent to Lake Orion Plaza. Subsequent investigations indicated that levels of contamination exist in the ground water under such properties. The Ramco Principals, jointly and severally, have agreed to indemnify the Company, the Operating Partnership and their respective subsidiaries and affiliates for any and all damages arising from or in connection with such environmental conditions at the Jackson Crossing and Lake Orion Plaza properties.

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

     The Company's IT systems generally consist of file servers, operating systems, application programs and workstations that utilize purchased and customized software. The Company continues to evaluate the Year 2000 compliance status of each vendor and tenant and believes that its existing systems or planned upgrades during 1999 will be Year 2000 compliant. Implementation and upgrades of non-Year 2000 compliant systems are not expected to result in significant additional cost to the Company.

     The Company's non-IT systems which may be subject to Year 2000 issues are facility related and encompass areas such as HVAC systems, elevators, security, lighting, telecommunications, electrical, plumbing, fire and sprinkler controls. The Company is currently addressing the potential impact of Year 2000 issues in these areas and has not identified any instances where Year 2000 issues will require material costs to repair or replace any of these systems.

     The significant risks to the Company, in the event that Year 2000 issues are not identified and corrected, are that the Company could experience delays or errors in processing financial and operational information. Non-IT system problems could result in forced closure of certain facilities, which could limit the efficient operation of the Company's properties.

     Contingency plans will be developed if it appears the Company or its key suppliers and tenants will not be Year 2000 compliant, and such noncompliance is expected to have a significant adverse effect on the Company's financial position or results of operations.

ITEM 2. PROPERTIES

     The Company's properties are located in thirteen states primarily throughout the Midwest, East and the Southeast United States as follows:

                                                           ANNUALIZED BASE
                                           NUMBER OF          RENTAL AT           COMPANY
                 STATE                     PROPERTIES    DECEMBER 31, 1998(1)    OWNED GLA
                 -----                     ----------    --------------------    ---------
Michigan...............................        20            $23,989,229         3,528,094
Florida................................         9              7,035,254         1,298,392
Tennessee..............................         5              4,195,699           783,090
Ohio...................................         3              3,535,846           375,858
North Carolina.........................         3              3,091,550           537,347
Georgia................................         4              2,853,908           543,298
South Carolina.........................         2              2,542,493           471,688
New Jersey.............................         1              2,518,636           223,981
Wisconsin..............................         1              2,336,845           329,454
Virginia...............................         1              2,268,083           240,042
Alabama................................         2              1,668,237           348,790
Maryland...............................         1              1,402,582           250,016
New York...............................         2                444,615            98,635
                                               --            -----------         ---------
     Total.............................        54            $57,882,977         9,028,685
                                               ==            ===========         =========

     With the exception of Kentwood Towne Centre and Southfield Plaza Expansion in which the Company owns a 50% interest in the partnerships that own such properties, all of the properties are 100% owned by the Operating Partnership or its subsidiaries. These two properties are included in the above tables.

     The Company's properties, by type of center, consist of the following:

                                                           ANNUALIZED BASE
                                           NUMBER OF          RENTAL AT           COMPANY
            TYPE OF TENANT                 PROPERTIES    DECEMBER 31, 1998(1)    OWNED GLA
            --------------                 ----------    --------------------    ---------
Community centers......................        43            $40,758,608         6,701,348
Power centers..........................         6              8,787,400         1,079,802
Enclosed regional malls................         2              7,622,171         1,054,731
Single tenant properties...............         3                714,798           192,804
                                               --            -----------         ---------
     Total.............................        54            $57,882,977         9,028,685
                                               ==            ===========         =========

-------------------------
(1) Annualized Base Rental Revenue is December 1998 base rental revenues multiplied by 12.

     Additional information regarding the Properties is included in the Property Schedule on the following pages.

                       RAMCO-GERSHENSON PROPERTIES TRUST

                               PROPERTY SCHEDULE

                                                                                  YEAR OPENED OR
                                                                                  ACQUIRED/YEAR                 COMPANY
                                                                                    OF LATEST       ANCHOR       OWNED
                                                                                  RENOVATION OR      OWNED      ANCHOR
             PROPERTY                     LOCATION           TYPE OF PROPERTY     EXPANSION [3]       GLA         GLA
             --------                     --------           ----------------     --------------    ------      -------
ALABAMA
Athens Town Center.................  Athens, AL            Community Center       1997/NA                        128,747
Cox Creek Plaza....................  Florence, AL          Community Center       1997/NA                         99,428
FLORIDA
Crestview Corners..................  Crestview, FL         Community Center       1997/1993                       79,603
Shoppes of Lakeland................  Lakeland, FL          Power Center           1996/NA                        216,792
Southbay Fashion Center............  Osprey, FL            Community Center       1998/NA                         31,700
Lantana Plaza......................  Lantana, FL           Community Center       1993/NA                         40,275
Naples Towne Centre................  Naples, FL            Community Center       1983/NA            104,577      21,000
Rivertowne Square..................  Deerfield Beach, FL   Community Center       1998/NA                         70,948
Sunshine Plaza.....................  Tamarac, FL           Community Center       1991/NA                        183,052
Pelican Plaza......................  Sarasota, FL          Community Center       1997/NA                         35,768
Village Lakes Shopping Center......  Land O' Lakes, FL     Community Center       1997/NA                        125,141
GEORGIA
Conyers Crossing...................  Conyers, GA           Community Center       1998/NA                        138,882
Holcomb Center.....................  Alpharetta, GA        Community Center       1996/NA                         39,668
Indian Hills.......................  Calhoun, GA           Community Center       1997/NA                         97,930
Mays Crossing......................  Stockbridge, GA       Community Center       1997/1986                      100,183
MARYLAND
Crofton Plaza......................  Crofton, MD           Community Center       1991/NA                        181,039
MICHIGAN
                                     Sterling Heights,
Clinton Valley Mall................  MI                    Community Center       1979/1993                      108,680
                                     Sterling Heights,
Clinton Valley Strip...............  MI                    Community Center       1979/NA             50,000           0
Eastridge Commons..................  Flint, MI             Power Center           1990/1997          101,909     123,869
Edgewood Towne Center..............  Lansing, MI           Power Center           1990/1992          209,272      23,524
Ferndale Plaza.....................  Ferndale, MI          Community Center       1984/NA                              0
Fraser Shopping Center.............  Fraser, MI            Community Center       1983/NA                         52,784
Jackson Crossing...................  Jackson, MI           Regional Mall          1990/1996          254,243     139,857

                                                                                                     % OF TOTAL
                                                                                                      COMPANY
                                      COMPANY      TOTAL        TOTAL     % OF TOTAL     COMPANY       OWNED
                                       OWNED      SHOPPING     COMPANY     COMPANY      OWNED GLA    GLA LEASED
                                      TENANT       CENTER       OWNED       OWNED       LEASED AS      AS OF
             PROPERTY                   GLA         GLA          GLA         GLA       OF 12/31/98    12/31/98
             --------                 -------     --------     -------    ----------   -----------   ----------
ALABAMA
Athens Town Center.................     80,815      209,562     209,562       2.3%        195,641        93.4%

Cox Creek Plaza....................     39,800      139,228     139,228       1.5%        124,178        89.2%
FLORIDA
Crestview Corners..................     32,050      111,653     111,653       1.2%        108,053        96.8%

Shoppes of Lakeland................     32,000      248,792     248,792       2.8%        245,592        98.7%

Southbay Fashion Center............     64,999       96,699      96,699       1.1%         89,786        92.9%
Lantana Plaza......................     76,022      116,297     116,297       1.3%        106,647        91.7%
Naples Towne Centre................     23,152      148,729      44,152       0.5%         17,952        40.7%

Rivertowne Square..................     65,699      136,647     136,647       1.5%        121,747        89.1%

Sunshine Plaza.....................     68,514      251,566     251,566       2.8%        175,978        70.0%

Pelican Plaza......................     70,342      106,110     106,110       1.2%         97,326        91.7%
Village Lakes Shopping Center......     61,335      186,476     186,476       2.1%        186,476       100.0%

GEORGIA
Conyers Crossing...................     31,560      170,442     170,442       1.9%        170,442       100.0%

Holcomb Center.....................     66,835      106,503     106,503       1.2%         80,191        75.3%
Indian Hills.......................     31,200      129,130     129,130       1.4%        125,080        96.9%

Mays Crossing......................     37,040      137,223     137,223       1.5%        133,623        97.4%

MARYLAND
Crofton Plaza......................     68,977      250,016     250,016       2.8%        248,927        99.6%

MICHIGAN

Clinton Valley Mall................     48,452      157,132     157,132       1.7%         38,455        24.5%

Clinton Valley Strip...............     44,360       94,360      44,360       0.5%         44,360       100.0%
Eastridge Commons..................     45,637      271,415     169,506       1.9%        166,391        98.2%

Edgewood Towne Center..............     62,233      295,029      85,757       0.9%         83,857        97.8%

Ferndale Plaza.....................     30,916       30,916      30,916       0.3%         23,461        75.9%
Fraser Shopping Center.............     23,800       76,584      76,584       0.8%         76,584       100.0%

Jackson Crossing...................    243,193      637,293     383,050       4.2%        357,602        93.4%


             PROPERTY                           ANCHORS
             --------                           -------
ALABAMA
Athens Town Center.................  Bruno's Food World
                                     Wal-Mart(4)
Cox Creek Plaza....................  Wal-Mart(4)
FLORIDA
Crestview Corners..................  Fleming Foods
                                     Wal-Mart(4)
Shoppes of Lakeland................  Builder's Square
                                     Montgomery Ward
                                     Service Merchandise
Southbay Fashion Center............  Jacobson's
Lantana Plaza......................  Publix
Naples Towne Centre................  Florida Food & Drug(1)
                                     Kmart(1)
Rivertowne Square..................  Office Depot
                                     Winn-Dixie
Sunshine Plaza.....................  Old Time Pottery
                                     Publix
Pelican Plaza......................  Linens 'N Things
Village Lakes Shopping Center......  Kash 'N Karry Food Store
                                     Wal-Mart
GEORGIA
Conyers Crossing...................  Kmart
                                     Upton's
Holcomb Center.....................  A & P
Indian Hills.......................  Ingles Grocery
                                     Wal-Mart(4)
Mays Crossing......................  Ingles Grocery
                                     Wal-Mart(4)
MARYLAND
Crofton Plaza......................  Basic's Supermarket
                                     Drug Emporium
                                     Kmart
MICHIGAN

Clinton Valley Mall................  Office Depot

Clinton Valley Strip...............  Service Merchandise(1)
Eastridge Commons..................  Farmer Jack
                                     Staples
                                     Target(1)
                                     TJ Maxx
Edgewood Towne Center..............  OfficeMax
                                     Sam's Club(1)
                                     Target(1)
Ferndale Plaza.....................  None
Fraser Shopping Center.............  Oakridge Market
                                     Rite-Aid
Jackson Crossing...................  Kohl's Department Store
                                     Sears(1)
                                     Target(1)
                                     Toys 'R Us


                                                                                  YEAR OPENED OR
                                                                                  ACQUIRED/YEAR                 COMPANY
                                                                                    OF LATEST       ANCHOR       OWNED
                                                                                  RENOVATION OR      OWNED      ANCHOR
             PROPERTY                     LOCATION           TYPE OF PROPERTY     EXPANSION [3]       GLA         GLA
             --------                     --------           ----------------     --------------    ------      -------
Jackson West.......................  Jackson, MI           Community Center       1996/NA                        173,480
Kentwood Towne Center(2)...........  Kentwood, MI          Power Center           1989/NA            101,909     122,390
Lake Orion Plaza...................  Lake Orion, MI        Community Center       1977/NA                        114,574
Madison Center.....................  Madison Heights, MI   Community Center       1997/NA                        132,360
New Towne Plaza....................  Canton, MI            Community Center       1976/1993                       91,122
Oakbrook Square....................  Flint, MI             Community Center       1989/NA                         57,160
Roseville Plaza....................  Roseville, MI         Community Center       1983/1994                      135,637
Southfield Plaza...................  Southfield, MI        Community Center       1983/1983                      128,192
Southfield Plaza Expansion(2)......  Southfield, MI        Community Center       1985/NA                              0
Taylor Plaza.......................  Taylor, MI            Single Tenant Retail   1996/NA                        122,374
Tel-Twelve Mall....................  Southfield, MI        Regional Mall          1983/1997                      462,696
West Oaks I........................  Novi, MI              Power Center           1981/1998                      226,839
West Oaks II.......................  Novi, MI              Power Center           1987/NA            220,097      25,000
NEW JERSEY
Chester Springs....................  Chester, NJ           Community Center       1994/NA                         81,760
NEW YORK
Toys 'R Us.........................  Commack, NY           Single Tenant Retail   1992/NA                         47,500
Trinity Corners                      Pound Ridge, NY       Community Center        1992/NA                        28,515
NORTH CAROLINA
Hickory Corners                      Hickory, NC           Community Center        1997/1987                     106,922

                                                                                                     % OF TOTAL
                                                                                                      COMPANY
                                      COMPANY      TOTAL        TOTAL     % OF TOTAL     COMPANY       OWNED
                                       OWNED      SHOPPING     COMPANY     COMPANY      OWNED GLA    GLA LEASED
                                      TENANT       CENTER       OWNED       OWNED       LEASED AS      AS OF
             PROPERTY                   GLA         GLA          GLA         GLA       OF 12/31/98    12/31/98
             --------                 -------     --------     -------    ----------   -----------   ----------
Jackson West.......................     15,837      189,317     189,317       2.1%        189,317       100.0%

Kentwood Towne Center(2)...........     61,265      285,564     183,655       2.0%        183,655       100.0%

Lake Orion Plaza...................     14,878      129,452     129,452       1.4%        129,452       100.0%

Madison Center.....................     60,384      192,744     192,744       2.1%        178,256        92.5%

New Towne Plaza....................     80,704      171,826     171,826       1.9%        158,716        92.4%
Oakbrook Square....................     83,122      140,282     140,282       1.6%        133,382        95.1%

Roseville Plaza....................     95,464      231,101     231,101       2.6%        212,440        91.9%

Southfield Plaza...................     37,658      165,850     165,850       1.8%        130,053        78.4%

Southfield Plaza Expansion(2)......     19,400       19,400      19,400       0.2%         11,900        61.3%
Taylor Plaza.......................          0      122,374     122,374       1.4%        122,374       100.0%
Tel-Twelve Mall....................    208,985      671,681     671,681       7.4%        656,382        97.7%

West Oaks I........................     15,324      242,163     242,163       2.7%        242,163       100.0%

West Oaks II.......................     95,944      341,041     120,944       1.3%        120,944       100.0%

NEW JERSEY
Chester Springs....................    142,221      223,981     223,981       2.5%        217,590        97.1%

NEW YORK
Toys 'R Us.........................          0       47,500      47,500       0.5%         47,500       100.0%
Trinity Corners                         22,620       51,135      51,135       0.6%         35,134        68.7%
NORTH CAROLINA
Hickory Corners                         63,317      170,239     170,239       1.9%        167,439        98.4%


             PROPERTY                           ANCHORS
             --------                           -------
Jackson West.......................  Circuit City
                                     Lowe's
                                     OfficeMax
Kentwood Towne Center(2)...........  Builder's Square
                                     OfficeMax
                                     Target(1)
Lake Orion Plaza...................  Farmer Jack (A&P)
                                     Kmart
Madison Center.....................  Dunham's
                                     Kmart
                                     Oakridge Market
New Towne Plaza....................  Kohl's Department Store
Oakbrook Square....................  Kids 'R Us
                                     TJ Maxx
Roseville Plaza....................  A & P
                                     Marshall's
                                     Service Merchandise
Southfield Plaza...................  Burlington Coat Factory
                                     Marshall's
Southfield Plaza Expansion(2)......  None
Taylor Plaza.......................  Kmart
Tel-Twelve Mall....................  Chrysler (land lease)
                                     Circuit City
                                     Crowley's
                                     Crowley's (land lease)
                                     Kmart
                                     Media Play
                                     Montgomery Ward
                                     Office Depot
West Oaks I........................  Circuit City
                                     Designer Shoe
                                     Warehouse
                                     Kmart (land lease)
                                     OfficeMax
                                     Service Merchandise
West Oaks II.......................  Builder's Square(1)
                                     Kids 'R Us(1)
                                     Kohl's Department Store(1)
                                     Marshall's
                                     Toys 'R Us(1)
NEW JERSEY
Chester Springs....................  Shop-Rite Supermarket
                                     Staples
NEW YORK
Toys 'R Us.........................  Toys 'R Us
Trinity Corners                      Scott's Corner Market
NORTH CAROLINA
Hickory Corners                      Food Lion Grocery
                                     OfficeMax
                                     Wal-Mart(4)


                                                                                  YEAR OPENED OR
                                                                                  ACQUIRED/YEAR                 COMPANY
                                                                                    OF LATEST       ANCHOR       OWNED
                                                                                  RENOVATION OR      OWNED      ANCHOR
             PROPERTY                     LOCATION           TYPE OF PROPERTY     EXPANSION [3]       GLA         GLA
             --------                     --------           ----------------     --------------    ------      -------
Holly Springs Plaza................  Franklin, NC          Community Center       1997/1992                      124,484
Ridgeview Crossing.................  Elkin, NC             Community Center       1997/1995                      168,659
OHIO
OfficeMax Center...................  Toledo, OH            Single Tenant Retail   1994/NA                         22,930
Spring Meadows Place...............  Holland, OH           Power Center           1987/1997          275,372      81,125
Troy Towne Center..................  Troy, OH              Community Center       1990/1996           90,921      85,000
SOUTH CAROLINA
Edgewood Square....................  North Augusta, SC     Community Center       1997/1995                      207,829
Taylors Square.....................  Greenville, SC        Community Center       1997/1995                      209,724
TENNESSEE
Cumberland Gallery.................  New Tazewell, TN      Community Center       1997/NA                         73,304
Highland Square....................  Crossville, TN        Community Center       1997/NA                        131,126
Northwest Crossing.................  Knoxville, TN         Community Center       1997/1995                      217,443
Stonegate Plaza....................  Kingsport, TN         Community Center       1997/1993                      127,042
Tellico Plaza......................  Lenoir City, TN       Community Center       1997/NA                         94,805
VIRGINIA
Aquia Towne Center.................  Stafford, VA          Community Center       1998/NA                         77,438
WISCONSIN
West Allis Town Centre.............  West Allis, WI        Community Center       1987/NA                        216,474
                                                                                                   ---------   ---------
   Total...........................                                                                1,408,300   5,932,774
                                                                                                   =========   =========

                                                                                                     % OF TOTAL
                                                                                                      COMPANY
                                      COMPANY      TOTAL        TOTAL     % OF TOTAL     COMPANY       OWNED
                                       OWNED      SHOPPING     COMPANY     COMPANY      OWNED GLA    GLA LEASED
                                      TENANT       CENTER       OWNED       OWNED       LEASED AS      AS OF
             PROPERTY                   GLA         GLA          GLA         GLA       OF 12/31/98    12/31/98
             --------                 -------     --------     -------    ----------   -----------   ----------
Holly Springs Plaza................     31,100      155,584     155,584       1.7%        154,084        99.0%
Ridgeview Crossing.................     42,865      211,524     211,524       2.3%        209,724        99.1%
OHIO
OfficeMax Center...................          0       22,930      22,930       0.3%         22,930       100.0%
Spring Meadows Place...............    117,366      473,863     198,491       2.2%        190,417        95.9%
Troy Towne Center..................     69,437      245,358     154,437       1.7%        145,800        94.4%
SOUTH CAROLINA
Edgewood Square....................     20,375      228,204     228,204       2.5%        223,829        98.1%
Taylors Square.....................     33,760      243,484     243,484       2.7%        202,484        83.2%
TENNESSEE
Cumberland Gallery.................     24,851       98,155      98,155       1.1%         93,055        94.8%
Highland Square....................     40,420      171,546     171,546       1.9%        161,326        94.0%
Northwest Crossing.................     43,264      260,707     260,707       2.9%        259,212        99.4%
Stonegate Plaza....................     11,448      138,490     138,490       1.5%        138,490       100.0%
Tellico Plaza......................     19,387      114,192     114,192       1.3%        114,192       100.0%
VIRGINIA
Aquia Towne Center.................    162,604      240,042     240,042       2.7%        210,347        87.6%
WISCONSIN
West Allis Town Centre.............    112,980      329,454     329,454       3.6%        327,454        99.4%
                                     ---------   ----------   ---------     -----       ---------      ------
   Total...........................  3,095,911   10,436,985   9,028,685     100.0%      8,408,390        93.1%
                                     =========   ==========   =========     =====       =========      ======


             PROPERTY                           ANCHORS
             --------                           -------
Holly Springs Plaza................  Ingles Grocery
                                     Wal-Mart
Ridgeview Crossing.................  Belk Department Store
                                     Ingles Grocery
                                     Wal-Mart
OHIO
OfficeMax Center...................  OfficeMax
Spring Meadows Place...............  Dick's Sporting Goods(1)
                                     Kroger(1)
                                     OfficeMax
                                     Service Merchandise(1)
                                     SuperPetz(5)
                                     Target(1)
                                     TJ Maxx
Troy Towne Center..................  County Market
                                     Sears Hardware
                                     Stage Department Store
                                     Wal-Mart(1)
SOUTH CAROLINA
Edgewood Square....................  Bi-Lo Grocery
                                     Goody's Family Clothing
                                     Wal-Mart
Taylors Square.....................  Goody's Family Clothing
                                     Wal-Mart
TENNESSEE
Cumberland Gallery.................  Ingles Grocery
                                     Wal-Mart
Highland Square....................  Kroger
                                     Wal-Mart(4)
Northwest Crossing.................  Goody's Family Clothing
                                     Ingles Grocery
                                     Wal-Mart
Stonegate Plaza....................  Food Lion Grocery
                                     Wal-Mart
Tellico Plaza......................  Bi-Lo Grocery
                                     Wal-Mart(4)
VIRGINIA
Aquia Towne Center.................  Big Lots
                                     Shoppers Food
                                     Warehouse
WISCONSIN
West Allis Town Centre.............  Builder's Square
                                     Kmart
                                     Kohl's Supermarket (A&P)
   Total...........................

-------------------------
(1) Anchor-owned store
(2) 50% general partner interest
(3) Represents year opened or acquired/year of latest renovation or expansion by either the Company or the former Ramco Group, as applicable.
(4) Wal-Mart currently is not occupying its leased premises in this shopping center but remains obligated to pay under the terms of the respective lease agreement.

TENANT INFORMATION

     The following table sets forth, as of December 31, 1998, information regarding space leased to tenants which in each case, individually account for more than 2% of total annualized base rental revenue from the Company's properties.

                                        TOTAL      ANNUALIZED     % OF ANNUALIZED    AGGREGATE     % OF TOTAL
                                      NUMBER OF    BASE RENTAL      BASE RENTAL      GLA LEASED     COMPANY
              TENANT                   STORES      REVENUE(1)         REVENUE        BY TENANT     OWNED GLA
              ------                  ---------    -----------    ---------------    ----------    ----------
Wal-Mart..........................       16        $ 6,239,653         10.8%         1,431,499        15.9%
Kmart.............................        8          2,053,196          3.6            768,103         8.5
A&P/Farmer Jack...................        5          1,911,175          3.3            231,257         2.6
OfficeMax.........................        7          1,705,490          3.0            161,801         1.8
Circuit City......................        3          1,418,639          2.5            100,439         1.1
Builder's Square..................        3          1,345,086          2.3            249,440         2.8
                                                   -----------         ----          ---------        ----
                                                   $14,673,239         25.5%         2,942,539        32.7%
                                                   ===========         ====          =========        ====

-------------------------
(1) Annualized Base Rental Revenue is December 1998 base rental revenue multiplied by 12.

     Approximately 605,000 square feet of GLA at eight of the Southeast Portfolio shopping centers is leased to Wal-Mart, but not currently occupied by Wal-Mart, although Wal-Mart remains obligated under the respective lease agreements. Wal-Mart has entered into various subleases, which sub-tenants currently covering approximately 382,000 square feet of GLA.

     During July 1997 Montgomery Wards ("Wards"), a tenant at three of the Company's properties, Tel-Twelve Mall, Clinton Valley Mall and Shoppes of Lakeland, filed for protection under Chapter 11 of the Bankruptcy Code. The Company was notified in March 1998 that Wards rejected the lease at the Company's Clinton Valley Mall. This location consists of a 101,200 square foot department store and a 7,480 square foot TBA store (Tires, Batteries and Automotive). On an annual basis, Wards paid approximately $1,000,000 in base rent and operating and real estate tax expense reimbursement for the Clinton Valley Mall. The Company is pursuing replacement tenants to lease the space and has currently leased 33,000 square feet of the former department store and rental income is expected to commence during the first quarter of 1999.

     On February 4, 1999, Crowley, Milner and Company, a tenant at the Company's Tel-Twelve Mall, filed for protection under Chapter 11 of the Bankruptcy Code. For 1998, Crowley's paid approximately $396,000 in base rent and operating and real estate tax expense reimbursement.

     The following table sets forth, as of December 31, 1998, the total GLA leased to anchors, retail tenants, and available space, in the aggregate, of the Company's properties.

                                                ANNUALIZED     % OF ANNUALIZED    AGGREGATE     % OF TOTAL
                                                BASE RENTAL      BASE RENTAL      GLA LEASED     COMPANY
               TYPE OF TENANT                   REVENUE(1)         REVENUE        BY TENANT     OWNED GLA
               --------------                   -----------    ---------------    ----------    ----------
Anchor......................................    $29,487,016          50.9%        5,681,217        62.9%
Retail (non-anchor).........................     28,395,961          49.1         2,727,173        30.2
Available...................................             --            --           620,295         6.9
                                                -----------         -----         ---------       -----
     Total..................................    $57,882,977         100.0%        9,028,685       100.0%
                                                ===========         =====         =========       =====

-------------------------
(1) Annualized Base Rental Revenue is December 1998 base rental revenue multiplied by 12.

     The following table sets forth as, of December 31, 1998, the total GLA leased to national, regional and local tenants, in the aggregate, of the Company's properties.

                                                ANNUALIZED     % OF ANNUALIZED    AGGREGATE     % OF TOTAL
                                                BASE RENTAL      BASE RENTAL      GLA LEASED     COMPANY
               TYPE OF TENANT                   REVENUE(1)         REVENUE        BY TENANT     OWNED GLA
               --------------                   -----------    ---------------    ----------    ----------
National....................................    $42,195,670          72.9%        6,754,947        80.3%
Local.......................................     11,605,120          20.1         1,101,811        13.1
Regional....................................      4,082,187           7.0           551,632         6.6
                                                -----------         -----         ---------       -----
     Total..................................    $57,882,977         100.0%        8,408,390       100.0%
                                                ===========         =====         =========       =====

-------------------------
(1) Annualized Base Rental Revenue is December 1998 base rental revenue multiplied by 12.

     The following table sets forth lease expirations for the next five years at the Company's properties assuming that no renewal options are exercised.

                                       AVERAGE BASE                             % OF ANNUALIZED
                                      RENTAL REVENUE          ANNUALIZED          BASE RENTAL
                                     PER SQ. FT. AS OF       BASE RENTAL         REVENUE AS OF     LEASED COMPANY
                          NO. OF         12/31/98           REVENUE AS OF          12/31/98          OWNED GLA
        LEASE             LEASES           UNDER            12/31/98 UNDER      REPRESENTED BY      EXPIRING (IN
     EXPIRATION          EXPIRING     EXPIRING LEASES     EXPIRING LEASES(1)    EXPIRING LEASES     SQUARE FEET)
     ----------          --------    -----------------    ------------------    ---------------    --------------
1999.................      168             $9.00              $4,503,929              7.8%            500,248
2000.................      171              8.66               6,093,983             10.5             703,629
2001.................      136              7.59               4,319,182              7.5             568,806
2002.................      119              7.50               5,090,573              8.8             679,056
2003.................      107              8.92               4,712,330              8.1             528,565


                         % OF TOTAL
                           COMPANY
                          OWNED GLA
        LEASE          REPRESENTED BY
     EXPIRATION        EXPIRING LEASES
     ----------        ---------------
1999.................        5.5%
2000.................        7.8
2001.................        6.3
2002.................        7.5
2003.................        5.9

-------------------------
(1) Annualized Base Rental Revenue is December 1998 base rental revenue multiplied by 12.

ITEM 3. LEGAL PROCEEDINGS

     There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business against or involving the Company or its properties.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 1998, no matters were submitted for a vote of stockholders of the Company.

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

     The following table shows high and low closing prices per share for each quarter in 1997 and 1998.

                                                                SHARE PRICE
                                                             -----------------
                       QUARTER ENDED                          HIGH       LOW
                       -------------                          ----       ---
March 31, 1997.............................................  $18.125   $16.750
June 30, 1997..............................................   18.250    16.625
September 30, 1997.........................................   19.938    17.875
December 31, 1997..........................................   20.063    18.063

March 31, 1998.............................................   21.250    19.500
June 30, 1998..............................................   21.625    19.000
September 30, 1998.........................................   19.000    16.125
December 31, 1998..........................................   16.375    14.500

     HOLDERS -- The number of holders of record of the Company's Common Shares was 3,072 as of March 8, 1999.

     DIVIDENDS -- Under the Code, a REIT must meet certain requirements, including a requirement that it distribute annually to its shareholders at least 95 percent of its taxable income. Dividend distributions per common share for the years ended December 31, 1998 and 1997, are summarized as follows.

     The Company declared the following cash distributions per share to common shareholders for the year ended December 31, 1997.

                                                      DIVIDEND
                   RECORD DATE                      DISTRIBUTION     PAYMENT DATE
                   -----------                      ------------     ------------
March 31, 1997....................................      $.42         April 15, 1997
June 30, 1997.....................................      $.42          July 15, 1997
September 30, 1997................................      $.42       October 21, 1997
December 31, 1997.................................      $.42       January 20, 1998

     The Company declared the following cash distributions per common share to shareholders for the year ended December 31, 1998:

                                                      DIVIDEND
                   RECORD DATE                      DISTRIBUTION     PAYMENT DATE
                   -----------                      ------------     ------------
March 31, 1998....................................      $.42         April 21, 1998
June 30, 1998.....................................      $.42          July 21, 1998
September 30, 1998................................      $.42       October 20, 1998
December 31, 1998.................................      $.42       January 19, 1999

     Distributions paid by the Company are at the discretion of the Board of Trustees and will depend on a number of factors, including cash flow of the Company, its financial condition and capital requirements, the annual distribution requirements necessary to maintain its status as a REIT under the Code, and such other factors as the Board of Trustees deems relevant.

     The Company has a Dividend Reinvestment Plan (the "DRP Plan") which allows shareholders to acquire additional Common Shares by automatically reinvesting cash dividends. Shares are acquired pursuant to the DRP Plan at a price equal to the prevailing market price of such Shares, without payment of any brokerage commission or service charge. Shareholders who do not participate in the Plan continue to receive cash distributions, as declared.

     The Company has issued an aggregate of 1,400,000 Series A Preferred Shares to certain clients advised by Morgan Stanley Asset Management, Inc. ("MSAM") and Kimco Realty Corporation ("Kimco"). The Series A Preferred Shares were sold pursuant to a Preferred Units and Stock Purchase Agreement dated as of September 30, 1997 among the Company, the Operating Partnership, certain clients advised by MSAM and Special Situations RG REIT, Inc. (the entity the investors used to effect their investment). The Series A Preferred Shares were sold for an aggregate consideration of $35,000,000 or $25.00 per Series A Preferred Share. The sale and issuance of the Series A Preferred Shares was not registered under the Securities Act of 1933, as amended (the "Securities Act"), in reliance upon
Section 4(2) of the Securities Act. The purchasers of the Series A Preferred Shares were limited to six institutional investors consisting of insurance companies, pension funds and other sophisticated institutional investors each of whom made representations to the Company and the Operating Partnership with respect to its intention to purchase the securities for investment only, and not with a view to or for sale in connection with any distribution. Each investor also represented to the Company and the Operating Partnership that such investor was sophisticated and was able to bear the economic risk of its investment in the Operating Partnership and the Company. No underwriter was involved in the transaction and there were no underwriting discounts or commissions paid in connection therewith.

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

ITEM 6. SELECTED FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE DATA AND NUMBER OF PROPERTIES)

     The following table sets forth selected consolidated financial data for the Company and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report:

                                                                                                PRO FORMA
                                                      YEAR ENDED DECEMBER 31,                  YEAR ENDED
                                         -------------------------------------------------   DECEMBER 31,(1)
                                           1998       1997     1996(2)    1995      1994          1997
                                           ----       ----     -------    ----      ----     ---------------
                                                                                               (UNAUDITED)
OPERATING DATA:
  Revenues
     Rental revenues...................  $ 75,997   $ 58,492   $37,598   $ 8,936   $ 6,764       $73,128
     Interest and other income.........       758        752     2,915     7,781    19,642           855
                                         --------   --------   -------   -------   -------       -------
          Total Revenues...............    76,755     59,244    40,513    16,717    26,406        73,983
                                         --------   --------   -------   -------   -------       -------
  Expenses:
     Real estate taxes.................     7,354      6,230     4,643     1,271     1,236         7,426
     Recoverable operating expenses....    12,763     11,462     8,230     1,934     1,530        12,346
     Depreciation and amortization.....    12,189      8,216     4,798     1,214       947        10,949
     Other operating...................       809        974       791       183       227         1,119
     General and administrative........     5,831      4,753     4,683     4,127     3,898         5,085
     Interest expense..................    25,396     14,753     6,725        --       426        24,183
     Spin-off and other expenses.......        --         --     7,976        --        --            --
     Allowance for loan losses.........        --         --        --     4,450     2,500            --
                                         --------   --------   -------   -------   -------       -------
          Total Expenses...............    64,342     46,388    37,846    13,179    10,764        61,108
                                         --------   --------   -------   -------   -------       -------
Operating Income.......................    12,413     12,856     2,667     3,538    15,642        12,875
Loss From Unconsolidated Entities......       304        314       216        --        --           314
                                         --------   --------   -------   -------   -------       -------
Income Before Minority Interest........    12,109     12,542     2,451     3,538    15,642        12,561
Minority Interest......................     3,451      3,344     2,159        --        --         3,350
                                         --------   --------   -------   -------   -------       -------
          Net Income...................  $  8,658   $  9,198   $   292   $ 3,538   $15,642       $ 9,211
                                         ========   ========   =======   =======   =======       =======
Net Income Available to Common
  Shareholders.........................  $  7,044   $  8,920   $   292   $ 3,538   $15,642       $ 8,933
                                         ========   ========   =======   =======   =======       =======
Earnings Per Common Share:
  Basic................................     $0.99      $1.25     $0.04     $0.50     $2.20         $1.25
                                         ========   ========   =======   =======   =======       =======
  Diluted..............................     $0.98      $1.25     $0.04     $0.50     $2.20         $1.25
                                         ========   ========   =======   =======   =======       =======
Weighted Average Shares Outstanding
  Basic................................     7,133      7,123     7,123     7,123     7,123         7,123
                                         ========   ========   =======   =======   =======       =======
  Diluted..............................     7,165      7,148     7,123     7,123     7,123         7,148
                                         ========   ========   =======   =======   =======       =======
OTHER DATA:
  Funds from Operations(3).............  $ 22,716   $ 20,500   $15,225                           $23,260
  Cash flow provided by (used in):
     Operating activities..............    16,794     17,026    15,495     2,335    14,452
     Investing activities..............   (38,280)  (153,183)   18,976   (56,335)   37,184
     Financing activities..............    21,003    137,649   (42,397)   (9,117)  (15,852)
  Number of Properties at Year End.....        54         50        32         8         8            50
  Company owned GLA....................     9,029      8,372     5,297     1,189     1,189         8,372
  Cash Distributions Declared Per
     Share.............................     $1.68      $1.68     $1.44     $1.28     $1.28

                                                                DECEMBER 31,
                                            ----------------------------------------------------
                                              1998       1997       1996       1995       1994
                                              ----       ----       ----       ----       ----
BALANCE SHEET DATA:
  Cash and cash equivalents...............  $  4,550   $  5,033   $  3,541   $ 11,467   $ 74,584
  REMIC Investments.......................                                     58,099
  Interest and accounts receivable........     9,864      6,035      3,901      7,748      8,608
  Mortgage loans receivable -- net........                                     36,023     41,892
  Investment in real estate (before
     accumulated depreciation)............   535,980    473,213    314,854     58,046     57,841
  Total Assets............................   544,404    484,682    323,627    180,581    186,171
  Mortgages and Notes Payable.............   328,248    295,618    143,410
  Total Liabilities.......................   348,727    314,436    159,056      3,561      3,572
  Minority Interest.......................    48,535     42,282     44,706
  Shareholders' Equity....................   147,142    127,964    119,865    177,020    182,599

-------------------------
(1) Pro forma information has been presented as if the acquisitions of shopping center properties during 1997 had occurred on January 1, 1997. Pro forma consolidated financial data related to 1998 acquisitions would not be significantly different than actual results.

(2) Effective May 1, 1996, the Company completed the acquisition of substantially all of the shopping center and retail properties, as well as the management organization and business operations of Ramco and its affiliates and the spin-off of its wholly owned subsidiary, Atlantic Realty Trust, a Maryland real estate investment trust. In connection with the Ramco Acquisition, the Company's name was changed to Ramco-Gershenson Properties Trust and a one-for-four reverse stock split was effectuated as of the close of business on May 1, 1996.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis of the financial condition and results of operations should be read in conjunction with Ramco-Gershenson Properties Trust's (the "Company") Consolidated Financial Statements, the notes thereto, and the comparative summary of selected financial data appearing elsewhere in this report. Dollars and square feet information are in thousands, except per Share and per Unit amounts.

     Certain information included in the following section of this report, other than historical information may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are identified by terminology such as "may," "will," "believe," "expect," "estimate," "anticipate," "continue" or similar terms. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those projected in the forward-looking statements.

OVERVIEW

     The results of operations depends primarily upon rental income. The Company's future success is dependent in part by its ability to maintain occupancy and increase rental rates.

     OCCUPANCY -- Occupancy remained stable for the Company's overall portfolio with a breakdown by asset category as follows:

                                                                1998       1997
                                                                ----       ----
Enclosed regional malls.....................................     96.1%      92.3%
Power centers...............................................     98.8       94.9
Community centers...........................................     91.6       93.4
Single tenant retail properties.............................    100.0      100.0
Portfolio summary...........................................     93.1%      93.6%
                                                                =====      =====

     AVERAGE BASE RENTS -- Average base rents per square foot for the asset categories at December 31:

                                                                            PERCENTAGE
                                                                             INCREASE
                                                        1998       1997     (DECREASE)
                                                        ----       ----     ----------
Enclosed regional malls.............................    $7.52      $7.88       (4.6)%
Power centers.......................................     8.24       7.77        6.0
Community centers...................................     6.64       6.40        3.8
Single tenant retail properties.....................     3.71       3.71        0.0
Portfolio summary...................................    $6.88      $6.70        2.7 %
                                                        =====      =====       ====

     LEASE RENEWALS -- The Company achieved the following increases in base rent for leases that were renewed during 1998:

                                           PER SQUARE     PER SQUARE
                                            FOOT RENT     FOOT RENT     PERCENTAGE
                                           PRIOR LEASE    NEW LEASE      INCREASE      GLA
                                           -----------    ----------    ----------     ---
Enclosed regional malls................      $13.43         $13.43         0.0%        8,083
Power centers..........................       13.23          14.47         9.4        24,424
Community centers......................       10.46          11.11         6.2        70,766

     NEW LEASES -- For new leases entered into during 1998, the Company achieved the following increases in base rent:

                                         PER SQUARE        PER SQUARE
                                          FOOT RENT        FOOT RENT     PERCENTAGE
                                      PORTFOLIO AVERAGE    NEW LEASE      INCREASE       GLA
                                      -----------------    ----------    ----------      ---
Anchor............................         $ 5.19            $ 6.47         24.7%      263,458
Non-anchor........................          10.41             11.00          5.7       200,857

                                         PER SQUARE        PER SQUARE
                                          FOOT RENT        FOOT RENT     PERCENTAGE
                                      PORTFOLIO AVERAGE    NEW LEASE      INCREASE       GLA
                                      -----------------    ----------    ----------      ---
Enclosed regional malls...........          $7.52            $ 8.98         19.4%       29,635
Power centers.....................           8.24             13.44         63.1        97,293
Community centers.................           6.64              6.93          4.4       337,387

RESULT OF OPERATIONS

Comparison of Year Ended December 31, 1998 to Year ended December 31, 1997

     The Company increased its portfolio of shopping centers from 50 properties with 8,385 square feet of Company owned gross leaseable area ("GLA") at December 31, 1997 to 54 properties with 9,029 square feet at December 31, 1998 through the acquisition of 4 properties totaling 644 square feet of GLA.

     Total revenue increased 29.6% or $17,511, to $76,755 for the year ended December 31, 1998, as compared to $59,244 for the year ended December 31, 1997. Of this increase, minimum rents increased by $15,824, or 40.5%, to $54,859 in 1998 from $39,035 in 1997. Recoveries from tenants increased $1,610 or 9.0% to $19,600 for the year ended December 31, 1998, compared to $17,990 for the year ended December 31, 1997.

     Approximately $13,200 of the increase in minimum rents resulted from a full year of operations in 1998 for the 1997 property acquisitions. The four shopping centers acquired in 1998 contributed $1,533 to minimum rents. In addition, $548 of the increase in minimum rents is related to buildable sites delivered to two anchor tenants at the White Lake MarketPlace development during 1998. The balance of the increase in minimum rents is primarily attributable to anchor tenant openings at New Towne Plaza and the repositioning of West Oaks I, resulting in the opening of three new tenant stores.

     The increase in recoveries from tenants is primarily due to a higher level of recoverable operating expenses and real estate taxes due to a full year of operations for the 1997 property acquisitions. The overall recovery ratio decreased to 97.4% in 1998 from 101.7% in 1997. The decrease is attributable to lower recovery ratios for the Southeast Portfolio properties, approximately 84%, when compared to the existing core portfolio (shopping center properties owned as of January 1, 1997). As the Southeast Portfolio leases expire, the Company expects that new lease agreements will allow recovery ratios to increase to levels similar to the Company's normal recovery ratio of approximately 100%.

     Total expenses for the year ended December 31, 1998 increased 38.7%, or $17,954 as compared to $46,388 for the year ended December 31, 1997. The increase was due to a $2,425 increase in operating expenses, including recoverable operating expenses and real estate taxes, a $3,973 increase in depreciation and amortization, a $1,078 increase in general and administrative expenses, and a $10,643 increase in interest expense, offset in part, by a $165 decrease in other operating expenses. The increase in recoverable expenses, including recoverable operating expenses and real estate taxes, are primarily attributable to the acquisition of the Southeast Portfolio and the other acquisitions in 1997 and the four acquisitions made during 1998.

     Depreciation and amortization increased in 1998 by $3,973, or 48.4% to $12,189 from $8,216 in 1997. The increase resulted primarily from depreciation and amortization of the shopping centers acquired in 1997 and 1998.

     General and administrative expenses were $5,831 in 1998 as compared to $4,753 in 1997, an increase of $1,078, or 22.7%. The increase is attributable to the growth of the Company related to the 1997 and 1998 acquisitions and developments, and the full year effect of increased full-time employees hired during the fourth quarter of 1997. However, general and administrative expenses as a percentage of total revenue decreased from 8.0% in 1997 to 7.6% in 1998.

     Interest expense increased in 1998 by $10,643, or 72.1%, to $25,396 as compared to $14,753 in 1997. Approximately $6,900 of the increase in interest expense resulted from a full year of expense in 1998 for debt incurred for the Southeast Portfolio acquisition in 1997. In addition, $580 of the 1998 increase is attributable to a mortgage loan that was closed on in December 1997. The increase in borrowings under the Company's $110,000 Credit Facility during 1998 resulted in additional interest expense of approximately $2,605.

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

     Minimum rents increased 64.6%, or $15,322, to $39,035 for the year ended December 31, 1997 as compared to $23,713 for the year ended December 31, 1996. Percentage rents increased 23.3%, or $277, to $1,467 in 1997 as compared to $1,190 for the year ended December 31, 1996. Recoveries from tenants increased 41.7%, or $5,295, to $17,990 as compared to $12,695 for the year ended December 31, 1996. The $15,322 increase in minimum rents is due to the partial year impact of 1997 acquisitions of $3,196, the full impact of 1996 property acquisitions of $2,430, the full year impact of the Ramco Acquisition of $10,080, and a decrease of $348 related to the former RPS shopping centers. The $10,080 increase related to the full year impact of the Ramco Acquisition consisted of a $9,132 increase for the first four months of 1997 for which the Company did not own the properties in 1996, and a $948 increase during the last eight months for which the Company owned the properties in both 1996 and 1997. The $948 increase in minimum rents at the Ramco Properties was primarily due to the impact of anchor tenant openings at the Tel-Twelve Mall, Jackson West, Jackson Crossing, Troy Towne Center and Spring Meadows shopping centers, amounting to $1,052, offset in part by reductions in minimum rents of $111 at the West Oaks I shopping center during its repositioning. The $348 decrease in the minimum rents from the former RPS properties was primarily due to lower occupancy at the Sunshine Plaza shopping center as a result of the vacancy of anchor stores. The increase in recoveries from tenants was due to a higher level of recoverable operating expenses and real estate taxes due to the increase in the number of shopping centers owned in 1997 as compared to 1996, combined with an increase in the overall recovery ratio in 1997 to 101.7% as compared to 98.6% in 1996. The increase in percentage rents was primarily due to the impact of the Ramco Acquisition and the other 1996 acquisitions.

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

Comparison of Year Ended December 31, 1998 to Pro forma year ended December 31, 1997

     Pro forma consolidated information related to the four acquisitions made during 1998 would not be significantly different than actual results. Therefore, 1998 actual consolidated information has been used in the following analysis. The pro forma consolidated information for 1997, which is included in Note 13 to the Consolidated Financial Statements, is presented as if Madison Center, Pelican Plaza, the Southeast Portfolio and Village Lakes shopping centers acquisitions had occurred on January 1, 1997.

     Total revenues for the year ended December 31, 1998 increased 3.7%, or $2,772, to $76,755 as compared to $73,983 for the year ended December 31, 1997. The increase was due to a $3,145 increase in minimum rents, reduced by $82 decrease in percentage rents, a $194 reduction in recoveries from tenants and a $97 decrease in interest and other income.

     Minimum rents increased 6.1%, or $3,145 to $54,859 for 1998 as compared to $51,714 for the year ended December 31, 1997. The four shopping centers acquired in 1998 increased minimum rents by $1,533. Minimum rents related to a buildable pad delivered to an anchor tenant at the White Lake MarketPlace development increased revenue by $548. The balance of the increase in minimum rents is primarily attributable to initial anchor tenant openings at New Towne Plaza and the repositioning of West Oaks I, resulting in the opening of three new tenants stores.

     In 1998, recoveries from tenants decreased $194, to $19,600 from $19,794 for the year ended December 31, 1997. The decrease is a result of lower recoverable operating expenses that the Company can charge tenants of the Southeast Portfolio properties, when compared to the overall portfolio recovery ratio. As the Southeast Portfolio leases expire, the Company expects that new lease agreements will allow for recovery ratios similar to the Company's normal recovery ratio of approximately 100%.

     Total expenses for the year ended December 31, 1998 increased 5.3%, or $3,234 as compared to $61,108 for the year ended December 31, 1997. The increase was due to a $345 increase in operating expenses, including recoverable operating expenses and real estate taxes, a $1,240 increase in depreciation and amortization, a $746 increase in general and administrative expenses, and a $1,213 increase in interest expense, offset in part, by a $310 decrease in other operating expenses.

     The increase of 11.3%, or $1,240, in depreciation and amortization expense to $12,189 in 1998 from $10,949 in 1997 was attributable to acquisitions and capital expenditures made in 1998.

     General and administrative expense was $5,085 in 1997 as compared to $5,831 in 1998. This 14.7% increase was primarily due to increases in salary, including an increase in headcount during 1998 and an increase in state and local tax expense.

     Interest expense increased in 1998 by $1,213, or 5.0%, to $25,396 as compared to $24,183 in 1997. The increase is primarily due to increased level of borrowings related to the 1998 acquisitions, development cost reimbursements and other capital projects.

CAPITAL RESOURCES AND LIQUIDITY

     The Company generated $16,794 in cash flows from operating activities and $21,003 in cash flows from financing activities for the year ended December 31, 1998. These combined cash flows of $37,797 were used to fund $38,280 of the investing activities, which were primarily the acquisition of real estate assets.

     The Company's mortgages and notes payable amounted to $328,248 at December 31, 1998, with a weighted average interest rate of 7.78%. The debt consists of ten loans secured by various properties, plus one construction loan, one unsecured term loan and the Credit Facility, as defined below. Eight of the mortgage loans amounting to $172,371 have maturities ranging from 2000 to 2008, monthly payments which include regularly scheduled amortization, and have fixed interest rates ranging between 6.83% to 8.28%. One of the mortgage loans, evidenced by tax free bonds, amounting to $7,000 secured by Oak Brook Square Shopping Center is non-amortizing, matures in 2010, and carries a floating interest rate equal to 75% of the new issue long term Capital A rated utility bonds, plus interest to the lender sufficient to cause the lender's overall yield on its investment in the bonds to be equal to 200 basis points over their applicable LIBOR rate (7.49% at December 31, 1998). Another mortgage loan with an interest rate of 8.75%, matured in June 1998.

     In connection with the acquisition of Aquia Towne Center shopping center, the Company assumed an existing $15,170 mortgage loan. The loan matures in March 2008 and has an interest rate of 7.39%. In addition, Ramco-Gershenson Properties, L.P. (the "Operating Partnership"), the Company's operating partnership, issued 239,697 OP Units valued at approximately $5,300.

     The Company has a $14 million construction loan to finance the White Lake MarketPlace shopping center development. The loan carries an interest rate of 185 basis points over LIBOR, an effective rate of 7.1% at December 31, 1998, and matures June 2000. At the Company's option, the loan can then be converted to a 2-year term loan. Approximately $5.9 million has been borrowed at December 31, 1998.

     The Company has an unsecured term loan amounting to $45,000, maturing October 2000. This term loan bears interest between 250 and 275 basis points over LIBOR, depending on certain debt ratios (9.06% at December 31, 1998).

     The Company currently has a $110,000 Credit Facility, of which $97,988 was outstanding as of December 31, 1998. This credit facility bears interest between
137.5 and 162.5 basis points over LIBOR depending on certain debt ratios (effective interest rate of 7.35% at December 31, 1998) and matures October 2000. The credit facility is secured by mortgages on various properties and contains financial covenants relating to liabilities-to-asset ratio, minimum operating coverage ratios and a minimum equity value. As of December 31, 1998 the Company was in compliance with the covenant terms. At December 31, 1998, outstanding letters of credit issued under the credit facility total $835.

     The Company used proceeds from the borrowings under the Credit Facility and the construction loan, the assumption of the existing mortgage on Aquia Towne Center, the issuance of 933,333 Series A Preferred Shares and the issuance of 239,697 OP Units, to finance the acquisitions of Southbay Fashion Center, Conyers Crossing and Aquia Towne Center, the development of White Lake MarketPlace, the repayment of a mortgage loan in June 1998, and to pay for other capital expenditures.

     During August 1998, the Company executed an interest rate swap agreement to limit the Company's exposure to increases in interest rates on its floating rate debt. The notional amount of the agreement was

$75,000. Based on rates currently in effect under the Company's Credit Facility, the agreement provides for a fixed rate of 7.425% through October 2000. In conjunction with this agreement, the Company terminated, at no cost, the two interest rate collar agreements previously in place. These terminated agreements consisted of a $75,000 agreement through May 1, 1999 which had a cap at 8.375% and a floor of 7.125%, and a $50,000 agreement for the period May 1999 to October 2000 which had a cap at 8.375% and a floor of 7.225%. The Company is exposed to credit loss in the event of non-performance by the other parties to the interest rate swap agreement, however, the Company does not anticipate non-performance by the counter parties.

     After taking into account the impact of converting the variable rate debt into fixed rate debt by use of the rate protection agreement, the Company's variable rate debt accounted for $80,877 of outstanding debt with a weighted average interest rate of 8.2%. Variable rate debt accounted for approximately 24.6% of the Company's total debt and 16.0% of its total capitalization. The Company has an interest rate protection agreement in place relative to $75,000 of floating rate debt as discussed above.

     Based on the debt and the market value of equity, the Company's debt to total market capitalization (debt plus market value equity) ratio was 65.0% at December 31, 1998.

     The two properties in which the Operating Partnership owns an interest and are accounted for on the equity method of accounting are subject to non-recourse mortgage indebtedness. At December 31, 1998, the pro rata share of non-recourse mortgage debt on the unconsolidated properties (accounted for on the equity method) was $6,195 with a weighted average interest rate of 9.1%.

     In October 1997, the Company entered into an agreement with certain clients advised by Morgan Stanley Asset Management, Inc. ("MSAM"), and Kimco Realty Corporation ("Kimco") pursuant to which such entities agreed to invest up to an aggregate of $35,000 in the Operating Partnership through the purchase of up to
1.4 million Series A Convertible Preferred Shares, ("Series A Preferred Share") issued by the Company at a price of $25.00 per share. The Series A Preferred Shares are convertible, under certain circumstances, into Common Shares of the Company at a conversion price of $17.50 per Common Share. An initial investment of $11,667 was made in October 1997. During 1998, additional investments of $10,000 and $13,333 were made, completing the total investment of $35,000. The dividend rate on the Series A Preferred Shares is expected to equal the dividend rate presently being paid to the Company's common shareholders.

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

     The Company's current capital structure includes property specific mortgages and a construction loan, the unsecured term loan, the Credit Facility, Series A Preferred Shares, Common Shares and a minority interest in the Operating Partnership. Minority interest increased to 29.0%, from 26.5% at December 31, 1997. The increase to minority interest resulted from the 238,965 OP Units issued in conjunction with the earnout calculation for the Jackson Crossing shopping center, and the issuance of 239,697 OP Units in connection with the acquisition of Aquia Towne Center. Currently, the minority interest in the Operating Partnership represents the 29.0% ownership in the Operating Partnership which may, under certain conditions, be exchanged for approximately 2,952,450 Common Shares.

     As of December 31, 1998, OP Units issued are exchangeable for Common Shares of the Company on a one-for-one basis. The Company, as sole general partner of the Operating Partnership, has the option to exchange OP Units for cash based on the current trading price of the Company's Common Shares. Assuming the exchange of all limited partnership interests in the Operating Partnership, there would be outstanding approximately 10,170,443 common shares with a market value of approximately $147,471 at December 31, 1998 (based on the closing price of $14.50 per share on December 31, 1998).

     In July 1998, the Company commenced the construction of its newest development, White Lake MarketPlace, a 350,000 square foot community shopping center, located in the metro Detroit area. Management anticipates this $14,000 development will be funded utilizing the construction loan.

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

     The Company anticipates that the combination of the availability under the Credit Facility, potential new borrowings relative to the acquired properties and development properties, construction loans, the sale of existing properties, joint ventures, and potential future offering of securities under the shelf registration statement will provide adequate liquidity for the foreseeable future to fund future acquisitions, developments, expansions, repositionings, and to continue its currently planned capital programs and to make distributions to its shareholders in accordance with the Code's requirements applicable to REIT's. Although the Company believes that the combination of factors discussed above will provide sufficient liquidity, no such assurance can be given.

     During July 1997 Montgomery Wards, ("Wards"), a tenant at three of the Company's properties, Tel-Twelve Mall, Clinton Valley Mall and Shoppes of Lakeland, filed for protection under Chapter 11 of the Bankruptcy Code. The Company was notified in March 1998 that Wards rejected the lease at the Company's Clinton Valley Mall. This location consists of a 101,200 square foot department store and a 7,480 square foot TBA store (Tires, Batteries and Automotive). On an annual basis, Wards paid, in the aggregate, approximately $1,000 in base rent and operating and real estate tax expense reimbursement for the Clinton Valley Mall. The Company has leased 30,900 square feet of the former department store and rental income is expected to commence during the first quarter of 1999.

     On February 4, 1999, Crowley, Milner and Company, a tenant at the Company's Tel-Twelve Mall, filed for protection under Chapter 11 of the Bankruptcy Code. For 1998, Crowley's paid approximately $396 in base rent and operating and real estate tax expense reimbursement.

YEAR 2000

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

     The Company's IT systems generally consist of file servers, operating systems, application programs and workstations that utilize purchased and customized software. The Company continues to evaluate the Year 2000 compliance status of each vendor and tenant and believes that its existing systems or planned upgrades during 1999 will be Year 2000 compliant. Implementation and upgrades of non-Year 2000 compliant systems are not expected to result in significant additional cost to the Company.

     The Company's non-IT systems which may be subject to Year 2000 issues are facility related and encompass areas such as HVAC systems, elevators, security, lighting, telecommunications, electrical, plumbing, fire and sprinkler controls. The Company is currently addressing the potential impact of Year 2000 issues in these areas and has not identified any instances where Year 2000 issues will require material costs to repair or replace any of these systems.

     The significant risks to the Company in the event that Year 2000 issues are not identified and corrected are that the Company could experience delays or errors in processing financial and operation information. non-IT system problems could result in forced closure of certain facilities, which could limit the efficient operation of the company's properties.

     Contingency plans will be developed if it appears the Company or its key suppliers and tenants will not be Year 2000 compliant, and such noncompliance is expected to have a significant adverse effect on the Company's financial position or results of operations.

INFLATION

     Substantially, all of the leases at the Company's properties provide for tenants to pay their pro rata share of operating expenses, including common area maintenance and real estate taxes, thereby reducing the Company's exposure to increases in operating expenses resulting from inflation. Many of the tenants' leases contain provisions designed to lessen the impact of inflation. Such provisions include the ability to receive percentage rentals based on a tenant's gross sales, which generally increase as prices rise, and or escalation clauses, which generally increase rental rates during the terms of the leases. In addition, many of the leases are for terms of less than ten years, which may enable the Operating Partnership to replace existing leases with new leases at a higher base and/or percentage rentals if rents of the existing leases are below the then existing market rate.

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

     The following pro forma FFO is presented as if the acquisitions of each shopping center acquired in 1997, had occurred January 1, 1997.

     The following table illustrates the calculation of actual FFO for the years ended December 31, 1998 and 1997 and pro forma FFO for the year ended December 31, 1997:

                                                                    ACTUAL              PRO FORMA
                                                              ------------------       YEAR ENDED
                                                               1998       1997      DECEMBER 31, 1997
                                                               ----       ----      -----------------
Net Income................................................    $ 8,658    $ 9,198         $ 9,211
  Add: Depreciation and amortization......................     12,221      8,236          10,977
  Add: Minority interest in partnership...................      3,451      3,344           3,350
                                                              -------    -------         -------
Funds from operations -- diluted..........................     24,330     20,778          23,538
  Less: Preferred share dividends.........................     (1,614)      (278)           (278)
                                                              -------    -------         -------
Funds from operations -- basic............................    $22,716    $20,500         $23,260
                                                              =======    =======         =======
Weighted average equivalent shares outstanding(1)
  Basic...................................................      9,991      9,713           9,713
                                                              =======    =======         =======
  Diluted.................................................     10,967      9,905           9,905
                                                              =======    =======         =======
Supplemental disclosure:
  Straight-line rental income.............................    $ 2,159    $ 1,627         $ 1,627
                                                              =======    =======         =======
  Amortization of management contracts and covenants not
     to compete...........................................    $   494    $   494         $   494
                                                              =======    =======         =======

-------------------------
(1) For basic, represents the weighted average total shares outstanding, assuming the redemption of all Operating Partnership Units for Common Shares. For diluted, represents the weighted average total shares outstanding, assuming the redemption of all Operating Partnership Units for Common Shares, the Series A Preferred Shares converted to Common Shares and the common shares issuable under the treasury stock method upon exercise of stock options.

CAPITAL EXPENDITURES

     During 1998, the Company spent approximately $8,757 on revenue generating capital expenditures including tenant allowances, leasing commissions paid to third-party brokers, legal costs relative to lease documents, and capitalized leasing and construction costs. These types of costs generate a return through rents from tenants over the term of their leases. Revenue enhancing capital expenditures, including expansions, renovations or repositionings were approximately $5,879. Revenue neutral capital expenditures, such as roof and parking lot repairs, which are anticipated to be recovered from tenants, amounted to approximately $2,643.

     During 1998, the Company spent approximately $44,200 on the acquisition of the Southbay Fashion Center, Conyers Crossing, Aquia Towne Center and Rivertowne Square shopping centers.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and displaying comprehensive income and its components in a full set of financial statements. The Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The provisions of this Statement were adopted during 1998 and the adoption of this Statement did not have an impact on the Company's financial statement presentation.

     In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" which established standards for reporting information about operating segments in financial statements. It also established standards for disclosure about products and services, geographical areas, and major customers. The Company adopted this statement for the year ended December 31, 1998.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management has not yet evaluated the effects of this change on its financial position. The Company will adopt SFAS No. 133 as required for its first quarterly filing of fiscal year 2000.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See pages F-1 to F-22, which are included herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Incorporated herein by reference to Ramco-Gershenson Properties Trust definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Annual Report on Form 10-K with respect to its Annual Meeting of Shareholders to be held on June 9, 1999.

ITEM 11. EXECUTIVE COMPENSATION

     Incorporated herein by reference to Ramco-Gershenson Properties Trust definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Annual Report on Form 10-K with respect to its Annual Meeting of Shareholders to be held on June 9, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated herein by reference to Ramco-Gershenson Properties Trust definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Annual Report on Form 10-K with respect to its Annual Meeting of Shareholders to be held on June 9, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Incorporated herein by reference to Ramco-Gershenson Properties Trust definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Annual Report on Form 10-K with respect to its Annual Meeting of Shareholders to be held on June 9, 1999.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

(a)(1) Financial Statements

See pages F-1 to F-22, which are included herein.

(a)(3) Exhibits

 3.1 Amended and Restated Declaration of Trust of the Company, dated October 2, 1997, incorporated by reference to Exhibit
         3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.
 3.2 Articles Supplementary to Amended and Restated Declaration of Trust, dated October 2, 1997, incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.
 3.3 By-Laws of the Company adopted October 2, 1997, incorporated by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.
 3.4     Rights Agreement dated as of December 6, 1989 between the
         Company and American Stock Transfer & Trust Company, incorporated by reference to Exhibit 1 to the Company's
         Registration Statement on Form 8-A, File No. 1-10093, for the registration of Share Purchase Rights.
10.1     Pledge Agreement, dated as of May 10, 1996, among the
         Company, Dennis Gershenson, Joel Gershenson, Bruce
         Gershenson, Richard Gershenson, Michael A. Ward, Michael A.
         Ward U/T/A dated 2/22/88, as amended, and the holders of interest in Ramco-Gershenson Properties, L.P., a Delaware limited partnership, incorporated by reference to Exhibit
         10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996.
10.2 Registration Rights Agreement, dated as of May 10, 1996, among the Company, Dennis Gershenson, Joel Gershenson, Bruce
         Gershenson, Richard Gershenson, Michael A. Ward, Michael A.
         Ward U/T/A dated 2/22/88, as amended, and each of the Persons set forth on Exhibit A attached thereto, incorporated by reference to Exhibit 10.2 to the Company's
         Quarterly Report on Form 10-Q for the period ended June 30,
         1996.
10.3 Exchange Rights Agreement, dated as of May 10, 1996, by and among the Company and each of the Persons whose names are set forth on Exhibit A attached thereto, incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996.
10.4 1996 Share Option Plan of the Company, incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996.
10.5     Letter Agreement, dated May 10, 1996, among the Persons and
         Entities party to the Amended and Restated Master Agreement, dated as of December 27, 1995, as amended, incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996.
10.6 Promissory Note payable by Atlantic Realty Trust in favor of the Company in the principal face amount of $5,500,000 due
         November 9, 1997, incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996.
10.7 Letter Agreement, dated as of May 10, 1996, by and between Atlantic Realty Trust ("Atlantic") and the Company concerning the assumption of certain liabilities by Atlantic, incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the period ended
         June 30, 1996.

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

    10.20  Note dated May 1, 1996 in the aggregate principal amount of $77,585,524.73 made by Ramco-Gershenson
           Properties L.P. in favor of The Lincoln National Life Insurance Company, incorporated by reference to
           Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

    10.21  Loan Agreement dated May 1, 1996 by and between Ramco-Gershenson Properties, L.P. and The Lincoln National
           Life Insurance Company relating to a $4,346,778.73 loan, incorporated by reference to Exhibit 10.24 to the
           Company's Annual Report on Form 10-K for the year ended December 31, 1996.

    10.22  Note dated May 1, 1996 in the aggregate principal amount of $4,346,778.73 made by Ramco-Gershenson
           Properties, L.P., in favor of The Lincoln National Life Insurance Company, incorporated by reference to
           Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

10.27    Second Amended and Restated Note dated October 30, 1997 in the principal amount of
         $160,000,000 made by Ramco-Gershenson Properties, L.P. in favor of BankBoston, N.A., incorporated by reference to Exhibit to 10.5 to the Company's Quarterly Report on Form 10-Q
         for the period ended September 30, 1997.

10.28    Amended and Restated Unconditional Guaranty of Payment and Performance dated as of October
         30, 1997 by the Company in favor of BankBoston, N.A., incorporated by reference to Exhibit
         10.6 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997.

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

10.30    Note dated as of October 30, 1997 in the principal amount of $45,000,000 made by Ramco-
         Gershenson Properties, L.P. in favor of BankBoston, N.A., incorporated by reference to
         Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the period ended September
         30, 1997.

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

10.34    Form of Contract of Sale dated July 7, 1997 relating to the acquisition of the Southeast
         Portfolio (Form #3), incorporated by reference to Exhibit 10.12 to the Company's Quarterly
         Report on Form 1O-Q for the period ended September 30, 1997.


10.35    Agreement dated July 7, 1997 by and between Seller (as defined therein) and Ramco-Gershenson
         Properties, L.P., which agreement amends certain Contracts of Sale relating to the Acquisition of the Southeast Portfolio, incorporated by reference to Exhibit 10.13 to the Company's Quarterly
         Report on Form 10-Q or the period ended September 30, 1997.

10.36    Loan Agreement dated as of November 26, 1997 between Ramco Properties Associates Limited
         Partnership and Secore Financial Corporation relating to a $50,000,000 loan, incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K for the year ended
         December 31, 1997.

10.37    Promissory Note dated November 26, 1997 in the aggregate principal amount of $50,000,000 made by
         Ramco Properties Associates Limited Partnership in favor of Secore Financial Corporation, incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K for the
         year ended December 31, 1997.

10.38    Loan Agreement dated December 17, 1997 by and between Ramco-Gershenson Properties, L.P. and The
         Lincoln National Life Insurance Company relating to a $8,500,000 loan, incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K for the year ended December 31,
         1997.

10.39    Note dated December 17, 1997 in the aggregate principal amount of $8,500,000 made by Ramco-
         Gershenson Properties, L.P. in favor of The Lincoln National Life Insurance Company, incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K for the year ended
         December 31, 1997.

10.40    1997 Non-Employee Trustee Stock Option Plan of the Company, incorporated by reference to Exhibit
         10.40 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

10.41    Change of Venue Merger Agreement dated as of October 2, 1997 between the Company (formed known as
         RGPT Trust, a Maryland real estate investment trust), and Ramco-Gershenson Properties Trust, a
         Massachusetts business trust, incorporated by reference to Exhibit 10.41 to the Company's Annual
         Report on Form 10-K for the year ended December 31, 1997.

10.42    Promissory Note dated as of February 27, 1998 in the principal face amount of $15,225,000.00 made by A.T.C., L.L.C. in favor of GMAC Commercial Mortgage Corporation, incorporated by reference to
         Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30,
         1998.

10.43    Deed of Trust and Security Agreement dated as of February 27, 1998 by A.T.C., L.L.C. to Lawyers
         Title Insurance Company for the benefit of GMAC Commercial Mortgage Corporation relating to a
         $15,225,000.00 loan, incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1998.

10.44    Assignment and Assumption Agreement dated as of October 8, 1998 among A.T.C., L.L.C., Ramco
         Virginia Properties, L.L.C., A.T. Center, Inc., Ramco-Gershenson Properties Trust and LaSalle
         National Bank, as trustee for the registered holders of GMAC Commercial Mortgage Securities, Inc.
         Mortgage Pass-Through Certificates, incorporated by reference to Exhibit 10.3 to the Company's
         Quarterly Report on Form 10-Q for the period ended September 30, 1998.

10.45    Exchange Rights Agreement dated as of September 4, 1998 between Ramco-Gershenson Properties
         Trust, and A.T.C., L.L.C, incorporated by reference to Exhibit 10.4 to the Company's Quarterly
         Report on Form 10-Q for the period ended September 30, 1998.

10.46    Loan Agreement dated December 22, 1998 between Ramco-Gershenson Properties, L.P. and NBD Bank relating to a $14,000,000 loan.

10.47    Construction Note dated as of December 22, 1998 in the principal face amount of $14,000,000 made by Ramco-Gershenson Properties, L.P. in favor of NBD Bank.

21.1     Subsidiaries.
23.1     Consent of Deloitte & Touche LLP.
27.1     Financial Data Schedule.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   Ramco-Gershenson Properties Trust

Dated: March 18, 1999                                           By: /s/ JOEL D. GERSHENSON
                                                     ------------------------------------------------
                                                                    Joel D. Gershenson,
                                                                         Chairman

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of registrant and in the capacities and on the dates indicated.

Dated: March 18, 1999                              By: /s/ JOEL D. GERSHENSON
                                                   ----------------------------------------------------
                                                       Joel D. Gershenson,
                                                       Trustee and Chairman

Dated: March 18, 1999                              By: /s/ DENNIS E. GERSHENSON
                                                   ----------------------------------------------------
                                                       Dennis E. Gershenson,
                                                       Trustee and President
                                                       (Principal Executive Officer)

Dated: March 18, 1999                              By: /s/ STEPHEN R. BLANK
                                                   ----------------------------------------------------
                                                       Stephen R. Blank,
                                                       Trustee

Dated:                                             By:
                                                   ----------------------------------------------------
                                                       Arthur H. Goldberg,
                                                       Trustee

Dated: March 18, 1999                              By: /s/ HERBERT LIECHTUNG
                                                   ----------------------------------------------------
                                                       Herbert Liechtung,
                                                       Trustee

Dated: March 18, 1999                              By: /s/ ROBERT A. MEISTER
                                                   ----------------------------------------------------
                                                       Robert A. Meister,
                                                       Trustee

Dated: March 18, 1999                              By: /s/ JOEL M. PASHCOW
                                                   ----------------------------------------------------
                                                       Joel M. Pashcow,
                                                       Trustee

Dated: March 18, 1999                              By: /s/ MARK K. ROSENFELD
                                                   ----------------------------------------------------
                                                       Mark K. Rosenfeld,
                                                       Trustee

Dated: March 18, 1999                              By: /s/ SELWYN ISAKOW
                                                   ----------------------------------------------------
                                                       Selwyn Isakow,
                                                       Trustee

Dated: March 18, 1999                              By: /s/ RICHARD J. SMITH
                                                   ----------------------------------------------------
                                                       Richard J. Smith,
                                                       Chief Financial Officer
                                                       (Principal Financial and Accounting Officer)

                       RAMCO-GERSHENSON PROPERTIES TRUST

                          INDEPENDENT AUDITORS' REPORT

To the Board of Trustees of
Ramco-Gershenson Properties Trust:

     We have audited the accompanying consolidated balance sheets of Ramco-Gershenson Properties Trust and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ramco-Gershenson Properties Trust and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

Deloitte & Touche LLP
Detroit, Michigan
February 16, 1999

                       RAMCO-GERSHENSON PROPERTIES TRUST

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997

                                                                  1998          1997
                                                                  ----          ----
                                                                    (IN THOUSANDS)
ASSETS
Investment in real estate -- net (Notes 3, 5 and 16)........    $509,844      $458,294
Cash and cash equivalents...................................       4,550         5,033
Accounts receivable -- net..................................       9,864         6,035
Equity investments in and advances to unconsolidated
  entities (Note 7).........................................       5,896         6,421
Other assets -- net (Note 4)................................      14,250         8,899
                                                                --------      --------
     TOTAL ASSETS...........................................    $544,404      $484,682
                                                                ========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgages and notes payable (Note 5)........................    $328,248      $295,618
Distributions payable.......................................       5,244         4,348
Accounts payable and accrued expenses.......................      15,235        13,145
Due to related entities (Note 1)............................          --         1,325
                                                                --------      --------
     Total Liabilities......................................     348,727       314,436
Minority Interest...........................................      48,535        42,282
Commitments and Contingencies (Note 9)......................          --            --
SHAREHOLDERS' EQUITY
  Preferred Shares, par value $.01, 10,000 shares
     authorized; 1,400 and 467 Series A convertible shares
     issued and outstanding, respectively, liquidation
     values of $35,000 and $11,666, respectively............      33,829        11,147
  Common Shares of Beneficial Interest, par value, $.01,
     30,000 shares authorized; 7,218 and 7,123 issued and
     outstanding, respectively..............................          72            71
  Additional paid-in capital................................     151,973       150,513
  Cumulative distributions in excess of net income..........     (38,732)      (33,767)
                                                                --------      --------
Total Shareholders' Equity..................................     147,142       127,964
                                                                --------      --------
     Total Liabilities and Shareholders' Equity.............    $544,404      $484,682
                                                                ========      ========

                See notes to consolidated financial statements.

                       RAMCO-GERSHENSON PROPERTIES TRUST

                       CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                 1998       1997      1996(*)
                                                                -------    -------    -------
                                                                    (IN THOUSANDS, EXCEPT
                                                                     PER SHARE AMOUNTS)
REVENUES
  Minimum rents.............................................    $54,859    $39,035    $23,713
  Percentage rents..........................................      1,538      1,467      1,190
  Recoveries from tenants...................................     19,600     17,990     12,695
  Interest and other income.................................        758        752      2,915
                                                                -------    -------    -------
          Total revenues....................................     76,755     59,244     40,513
                                                                -------    -------    -------
EXPENSES
  Real estate taxes.........................................      7,354      6,230      4,643
  Recoverable operating expenses............................     12,763     11,462      8,230
  Depreciation and amortization.............................     12,189      8,216      4,798
  Other operating...........................................        809        974        791
  General and administrative................................      5,831      4,753      4,683
  Interest expense..........................................     25,396     14,753      6,725
  Spin-off and other expenses (Note 1)......................         --         --      7,976
                                                                -------    -------    -------
          Total expenses....................................     64,342     46,388     37,846
                                                                -------    -------    -------
Operating income............................................     12,413     12,856      2,667
Loss from unconsolidated entities (Note 7)..................        304        314        216
                                                                -------    -------    -------
Income before minority interest.............................     12,109     12,542      2,451
Minority interest...........................................      3,451      3,344      2,159
                                                                -------    -------    -------
Net income..................................................      8,658      9,198        292
Preferred stock dividends...................................      1,614        278         --
                                                                -------    -------    -------
Net income available to common shareholders.................    $ 7,044    $ 8,920    $   292
                                                                =======    =======    =======
Basic earnings per share (Note 8)...........................      $0.99      $1.25      $0.04
                                                                =======    =======    =======
Diluted earnings per share (Note 8).........................      $0.98      $1.25      $0.04
                                                                =======    =======    =======
Weighted average shares outstanding:
  Basic.....................................................      7,133      7,123      7,123
                                                                =======    =======    =======
  Diluted...................................................      7,165      7,148      7,123
                                                                =======    =======    =======

-------------------------
(*) The 1996 historical results consist of the operations of RPS Realty Trust prior to the Spin-Off Transaction and the Ramco Acquisition, which was effective on May 1, 1996 (Note 1).

                See notes to consolidated financial statements.

                       RAMCO-GERSHENSON PROPERTIES TRUST

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                           COMMON      ADDITIONAL     CUMULATIVE           TOTAL
                                             PREFERRED      STOCK       PAID-IN       EARNINGS/        SHAREHOLDERS'
                                               STOCK      PAR VALUE     CAPITAL      DISTRIBUTION         EQUITY
                                             ---------    ---------    ----------    ------------      -------------
                                                                          (IN THOUSANDS)
BALANCE, JANUARY 1, 1996.................                   $712        $197,061       $(20,753)         $177,020
  Assets transferred in Spin-Off
     Transaction.........................                                (45,483)                         (45,483)
  Minority interests' equity.............                                 (1,706)                          (1,706)
  Cash distributions declared............                                               (10,258)          (10,258)
  Net income.............................                                                   292               292
                                              -------       ----        --------       --------          --------
BALANCE, DECEMBER 31, 1996...............                    712         149,872        (30,719)          119,865
  Cash distributions declared............                                               (11,968)          (11,968)
  Conversion to $.01 par value Common
     Shares..............................                   (641)            641             --                --
  Series A Preferred Shares issuance (467
     Shares).............................     $11,147                                                      11,147
  Preferred Shares dividends declared....                                                  (278)             (278)
  Net income.............................                                                 9,198             9,198
                                              -------       ----        --------       --------          --------
BALANCE, DECEMBER 31, 1997...............      11,147         71         150,513        (33,767)          127,964
  Cash distributions declared............                                               (12,009)          (12,009)
  Conversion of Operating Partnership
     Units to Common Shares (95
     Shares).............................                      1           1,450                            1,451
  Stock options exercised................                                     10                               10
  Series A Preferred Shares issuance (933
     Shares).............................      22,682                                                      22,682
  Preferred Shares dividends declared....                                                (1,614)           (1,614)
  Net Income.............................                                                 8,658             8,658
                                              -------       ----        --------       --------          --------
BALANCE, DECEMBER 31, 1998...............     $33,829       $ 72        $151,973       $(38,732)         $147,142
                                              =======       ====        ========       ========          ========

                See notes to consolidated financial statements.

                       RAMCO-GERSHENSON PROPERTIES TRUST

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                  1998        1997      1996(*)
                                                                  ----        ----      -------
                                                                         (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income................................................    $  8,658    $  9,198    $    292
  Adjustments to reconcile net income to net cash flows
    provided by operating activities:
    Depreciation and amortization...........................      12,189       8,216       4,705
    Amortization of deferred financing costs................       1,102         335          93
    Loss from unconsolidated entities.......................         304         314         216
    Minority Interest.......................................       3,451       3,344       2,159
    Provision for possible loan losses......................          --          --         129
    Write-off of deferred acquisition expenses..............          --          --       2,154
    Loss on disposal of REMIC's.............................          --          --          91
    Changes in operating assets and liabilities:
      Interest and accounts receivable......................      (3,829)     (2,134)     (2,987)
      Other assets..........................................      (7,171)     (4,907)     (1,431)
      Transaction advances..................................          --          --       2,471
      Accounts payable and accrued expenses.................       2,090       2,660       7,603
                                                                --------    --------    --------
Cash Flows Provided By Operating Activities.................      16,794      17,026      15,495
                                                                --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Real estate acquired......................................     (38,501)   (152,492)    (41,727)
  Distributions received from unconsolidated entity.........         106          --          --
  Proceeds from (advances to) unconsolidated entities.......         115        (691)       (773)
  Satisfaction of mortgage loans receivable.................          --          --       3,468
  Amortization of REMICs....................................          --          --       1,100
  Proceeds from REMICs......................................          --          --      56,908
                                                                --------    --------    --------
Cash Flow (Used In) Provided By Investing Activities........     (38,280)   (153,183)     18,976
                                                                --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions to shareholders........................     (11,970)    (11,967)     (9,545)
  Cash distributions to operating partnership unit
    holders.................................................      (4,414)     (4,389)     (1,860)
  Cash dividends paid on preferred Shares...................      (1,186)         --          --
  Principal repayments on credit facility...................      (7,400)    (58,594)         --
  Principal repayment on mortgage debt......................      (4,829)     (1,915)    (74,852)
  Net advances (proceeds) from affiliated entities..........      (1,325)        272       2,625
  Payments of deferred financing costs......................        (504)     (2,335)       (471)
  Purchase of operating partnership units...................          --      (1,417)         --
  Borrowings on debt........................................      29,689     206,847      41,706
  Net proceeds from preferred shares........................      22,682      11,147          --
  Refund of deferred financing costs........................         250          --          --
  Proceeds from exercise of stock options...................          10          --          --
                                                                --------    --------    --------
Cash Flows Provided By (Used In) Financing Activities.......      21,003     137,649     (42,397)
                                                                --------    --------    --------
Net (Decrease) Increase in Cash and Cash Equivalents........        (483)      1,492      (7,926)
Cash and Cash Equivalents, Beginning of Period..............       5,033       3,541      11,467
                                                                --------    --------    --------
Cash and Cash Equivalents, End of Period....................    $  4,550    $  5,033    $  3,541
                                                                ========    ========    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash Paid for Interest During the Period..................    $ 24,469    $ 13,358    $  6,100
                                                                ========    ========    ========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCIAL
  ACTIVITIES:
  Spin-off of net assets to Atlantic........................                            $ 45,483
  Acquisition of Ramco and other property acquisitions:
    Debt assumed............................................    $ 15,170    $  5,867     176,478
    Value of OP units assumed...............................                              43,835
    Value of OP units issued:
      Purchase of Aquia Towne Center........................       5,273
      Jackson earnout.......................................       3,823
    Conversion of OP units into shares......................       1,451
    Other liabilities assumed...............................                               1,600

-------------------------
(*) The 1996 historical results consist of the operations of RPS Realty Trust prior to the Spin-Off Transaction and the Ramco Acquisition, which was effective on May 1, 1996 (Note 1).

                See notes to consolidated financial statements.

                       RAMCO-GERSHENSON PROPERTIES TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)

1. RAMCO ACQUISITION AND SPIN-OFF TRANSACTION

     Effective May 1, 1996, RPS Realty Trust, completed the acquisition of substantially all of the shopping center and retail properties, as well as the management organization and business operations of Ramco-Gershenson, Inc. and its affiliates (the "Ramco Acquisition") and the spin-off of its wholly owned subsidiary, Atlantic Realty Trust ("Atlantic"), a Maryland real estate investment trust. In connection with the Ramco Acquisition, RPS Realty Trust's name was changed to Ramco-Gershenson Properties Trust and a one-for-four reverse stock split was effectuated as of the close of business on May 1, 1996. Ramco-Gershenson Properties Trust is referred to herein as the "Company".

     Concurrent with the Ramco Acquisition, the former owners of the Ramco Properties (as defined below) and the shareholders of Ramco-Gershenson, Inc. ("Ramco") (collectively, the "Ramco Group") transferred to Ramco-Gershenson Properties, L.P. (the "Operating Partnership") (i) their interests in 20 shopping center and retail properties (the "Ramco Properties") containing an aggregate of approximately 4,826,000 square feet of total gross leasable area ("GLA"), of which approximately 3,520,000 square feet was owned by the Operating Partnership, and the balance is owned by certain anchor tenants, (ii) 100% of the non-voting common stock and 5% of the voting common stock in Ramco (representing in excess of a 95% economic interest in Ramco), (iii) 50% general partner interests in two partnerships which each own a shopping center, (iv) rights in and/or options to acquire certain development land, (v) options to acquire the Ramco Group's interest in six shopping center properties and (vi) five outparcels.

     In return for these transfers, the Ramco Group received 2,377,492 Units ("Units") of the Operating Partnership (representing an approximate 25% limited partnership interest in the Operating Partnership). The Acquisition was accounted for using the purchase method. The purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair market value. Units, which are convertible into common shares of beneficial interest in the Company, as described below, were valued at approximately $16.50 per Unit representing the average trading price of the Company's shares immediately preceding and following the Ramco Acquisition. In addition, the Ramco Group received 279,181 Units as a partial earnout relative to Jackson Crossing Shopping Center. In December 1998, the Company's Board of Trustees approved the issuance of an additional 238,965 Units as a result of achieving certain leasing objectives related to the Jackson Crossing earnout. The Units, with a value of $3,823,000, increased the Ramco Group's aggregate interest to approximately 29% in the Operating Partnership. In connection with the transfer of the Ramco Properties, the Company assumed approximately $176,556 of secured indebtedness on the Ramco Properties. Subject to certain limitations, the interests in the Operating Partnership are exchangeable into common shares of the Company on a one-for-one basis.

     Pursuant to the Ramco Acquisition, the Company transferred to the Operating Partnership six properties containing an aggregate of approximately 931,000 square feet of GLA and $68,000 in cash in exchange for 7,123,105 Units of the Operating Partnership.

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

                       RAMCO-GERSHENSON PROPERTIES TRUST

     For the year ended December 31, 1996 non-recurring expenses, including expenses related to the spin-off of Atlantic, have been charged to operations as follows:

Severance and other termination costs.......................    $4,672
Directors and officers insurance............................     1,150
Write-off of deferred acquisition expense...................     2,154
                                                                ------
                                                                $7,976
                                                                ======

     In connection with the Ramco Acquisition, the due to related entities of $1,325 at December 31, 1997, represents unreimbursed development costs of $565 and funds collected on behalf of the Ramco Group relating to receivables prior to the closing of $760. These amounts were paid in December 1998.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements for the year ended December 31, 1998, and 1997 include the accounts of the Company and its majority owned subsidiary, the Operating Partnership (70.9% owned by the Company at December 31, 1998) and its wholly owned subsidiary, Ramco Properties Associates Limited Partnership, a financing subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

     REVENUE RECOGNITION -- Shopping center space is generally leased to retail tenants under leases which are accounted for as operating leases. Minimum rents are recognized on the straight-line method over the terms of the leases. Percentage rent is accrued when the tenants' specified sales targets have been met or achievement of the sales targets is probable. The effect on 1998 income of recognizing percentage rent only after specified sales targets have been achieved rather than the Company's method of recognition is immaterial. The leases also typically provide for tenant recoveries of common area maintenance, real estate taxes and other operating expenses. These recoveries are recognized as revenue in the period the applicable costs are incurred.

     An allowance for doubtful accounts has been provided against the portion of tenant accounts receivable which is estimated to be uncollectible. Accounts receivable in the accompanying balance sheet is shown net of an allowance for doubtful accounts of approximately $1,298 and $910 as of December 31, 1998 and 1997, respectively.

     CASH AND CASH EQUIVALENTS -- The Company considers all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents.

     INCOME TAX STATUS -- The Company conducts its operations with the intent of meeting the requirements applicable to a real estate investment trust ("REIT") under Sections 856 through 860 of the Internal Revenue

                       RAMCO-GERSHENSON PROPERTIES TRUST

Code of 1986 as amended (the "Code"). In order to maintain qualification as a real estate investment trust, the REIT is required to distribute at least 95% of its taxable income to shareholders and meet certain other asset and income tests as well as other requirements. As a real estate investment trust, the REIT will generally not be liable for federal corporate income taxes. Thus, no provision for federal income taxes has been included in the accompanying financial statements (Note 9).

     REAL ESTATE -- Real estate assets are stated at the lower of cost or net realizable value. Costs incurred for the acquisition, development, construction, and improvement of properties are capitalized, including direct costs incurred by Ramco. Depreciation is computed using the straight-line method over estimated useful lives. Expenditures for improvements and construction allowances paid to tenants are capitalized and amortized over the remaining life of the initial terms of each lease. Maintenance and repairs are charged to expense when incurred.

     Real estate assets are reviewed periodically for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. To the extent an impairment has occurred, the excess of carrying value over its estimated net realizable value will be charged to income.

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

     OTHER ASSETS -- Consist primarily of prepaid expenses, proposed development and acquisition costs, and deferred financing and leasing costs which are amortized using the straight-line method over the terms of the respective agreements.

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

     IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS -- In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and displaying comprehensive income and its components in a full set of financial statements. The Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The provisions of this Statement were adopted during 1998 and the adoption of this Statement did not have an impact on the Company's financial statement presentation.

     In 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" which established standards for reporting information about operating segments in financial statements. It also established standards for disclosure about products and services, geographical areas, and major customers. The Company adopted this statement for the year ended December 31, 1998 (Note 15).

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management has not yet evaluated the effects of this change on its financial position. The Company will adopt SFAS No. 133 as required for its first quarterly filing of fiscal year 2000.

                       RAMCO-GERSHENSON PROPERTIES TRUST

3. REAL ESTATE

     Investment in real estate consists of the following:

                                                                 DECEMBER 31,
                                                             --------------------
                                                               1998        1997
                                                               ----        ----
Land.....................................................    $ 64,433    $ 57,075
Buildings and improvements...............................     464,216     414,115
Construction in progress.................................       7,331       2,023
                                                             --------    --------
                                                              535,980     473,213
Less: accumulated depreciation...........................     (26,136)    (14,919)
                                                             --------    --------
Investment in real estate -- net.........................    $509,844    $458,294
                                                             ========    ========

REAL ESTATE ACQUISITIONS

     The Company has made the following property acquisitions (the "Property Acquisitions") during the years ended December 31, 1998 and 1997 and the consolidated financial statements include the effects of the Property Acquisitions commencing with the date of acquisition. All acquisitions have been accounted for using the purchase method of accounting. The purchase prices were allocated to the assets acquired and liabilities assumed based upon their estimated fair market value.

ACQUISITION DATE       PROPERTY NAME           PROPERTY LOCATION      PURCHASE PRICE
----------------       -------------           -----------------      --------------
May 1997          Madison Center           Madison Heights, Michigan     $  7,400
July 1997         Pelican Plaza            Sarasota, Florida                7,200
                                           Southeastern United
October 1997      Southeast Portfolio      States                         124,500
December 1997     Village Lakes            Land O' Lakes, Florida           8,600
May 1998          Southbay Fashion Center  Sarasota, Florida                6,000
September 1998    Conyers Crossing         Conyers, Georgia                 7,500
September 1998    Aquia Towne Center       Stafford, Virginia              22,000
November 1998     Rivertowne Square        Deerfield Beach, Florida         8,700

4. OTHER ASSETS

     Other assets at December 31 are as follows:

                                                                 1998       1997
                                                                 ----       ----
Leasing costs...............................................    $ 6,893    $4,603
Prepaid expenses and other..................................      3,426     1,242
Deferred financing costs....................................      3,059     2,806
Proposed development and acquisition costs..................      3,911     1,214
                                                                -------    ------
                                                                 17,289     9,865
Less: accumulated amortization..............................     (3,039)     (966)
                                                                -------    ------
  Other assets -- net.......................................    $14,250    $8,899
                                                                =======    ======

                       RAMCO-GERSHENSON PROPERTIES TRUST

5. MORTGAGES AND NOTES PAYABLE

     Mortgages and notes payable consist of the following:

                                                                    DECEMBER 31,
                                                                --------------------
                                                                  1998        1997
                                                                  ----        ----
Fixed rate mortgages with interest rates ranging from 6.83%
  to 8.28% due at various dates through 2008................    $172,371    $162,030
Floating rate mortgages at 75% of the rate of long-term
  Capital A rated utility bonds, due January 1, 2010, plus
  supplemental interest to equal LIBOR plus 200 basis
  points. The effective rate at December 31, 1998 and 1997
  was 7.49% and 7.33%, respectively.........................       7,000       7,000
Construction loan financing, with an interest rate at LIBOR
  plus 185 basis points due June 2002. The effective rate at
  December 31, 1998 was 7.10%. Maximum borrowings of
  $14,000...................................................       5,889
Unsecured term loan, due October 1, 2000. The effective rate at December 31, 1998 and 1997 was 9.06% and 8.75%
  respectively..............................................      45,000      45,000
Credit Facility, due October 2000, maximum available
  borrowings of $110,000. The effective rate at December 31,
  1998 and 1997, was 7.35% and 7.66%, respectively..........      97,988      81,588
                                                                --------    --------
                                                                $328,248    $295,618
                                                                ========    ========

     The mortgage notes and construction loan are secured by mortgages on properties that have an approximate net book value of $306,444 as of December 31, 1998. The Credit Facility is secured by mortgages on various properties that have an approximate net book value of $181,415 as of December 31, 1998.

     At December 31, 1998, $110,000 of the Credit Facility was available for borrowing, of which $97,988 was outstanding. The interest rate payable under the Credit Facility and the unsecured term loan is between 137.5 and 162.5 basis points over LIBOR, and between 250 and 275 basis points over LIBOR, respectively, depending on certain debt ratios set forth in the agreements. In January 1999, the Company exercised its option to extend the maturity dates of the Credit Facility and the unsecured term loan to October 2000. At December 31, 1998, outstanding letters of credit issued under the Credit Facility, not reflected in the accompanying consolidated balance sheet, total approximately $835.

     The Credit Facility and the unsecured term loan contain financial covenants relating to loan to asset value, minimum operating coverage ratios, and a minimum equity value. As of December 31, 1998 the Company was in compliance with the covenant terms.

     During August 1998, the Company executed an interest rate swap agreement to limit the Company's exposure to increases in interest rates on its floating rate debt. The notional amount of the agreement was $75,000. Based on rates currently in effect under the Company's Credit Facility, the agreement provides for a fixed rate of 7.425% through October 2000. In conjunction with this agreement, the Company terminated, at no cost, the two interest rate collar agreements previously in place. These terminated agreements consisted of a $75,000 agreement through May 1, 1999 which had a cap at 8.375% and a floor of 7.125%, and a $50,000 agreement for the period May 1999 to October 2000 which had a cap at 8.375% and a floor of 7.225%. The Company is exposed to credit loss in the event of non-performance by the other parties to the interest rate swap agreement, however, the Company does not anticipate non-performance by the counter party.

                       RAMCO-GERSHENSON PROPERTIES TRUST

     During December 1998, the Company entered into a $14,000 construction loan agreement to provide funds for the White Lake Marketplace development. The construction loan bears interest at 185 basis points over LIBOR. The construction loan matures in June 2000 and may be converted to a permanent mortgage loan, which matures June 2002.

     The following table presents scheduled principal payments on mortgages and notes payable as of December 31, 1998:

Year end December 31,
  1999......................................................    $  3,112
  2000......................................................     151,427
  2001......................................................       3,464
  2002......................................................       9,008
  2003......................................................       3,654
  Thereafter................................................     157,583
                                                                --------
  Total.....................................................    $328,248
                                                                ========

6. LEASES

     Approximate future minimum rentals under noncancelable operating leases in effect at December 31, 1998, assuming no new or renegotiated leases nor option extensions on lease agreements, are as follows:

Year ended December 31,
  1999......................................................    $ 55,988
  2000......................................................      51,993
  2001......................................................      46,637
  2002......................................................      42,121
  2003......................................................      37,235
  Thereafter................................................     251,688
                                                                --------
  Total.....................................................    $485,662
                                                                ========

                       RAMCO-GERSHENSON PROPERTIES TRUST

7. UNCONSOLIDATED ENTITIES

     Condensed financial statement information of Ramco, Kentwood and Southfield Plaza Expansion as of December 31, 1998 and 1997, and for the years ended December 31, 1998 and December 31, 1997 and the period May 1, 1996 to December 31, 1996 are presented as follows:

                                                              1998                         1997       1996
                                          --------------------------------------------    -------    -------
                                                                 SOUTHFIELD
                                           RAMCO     KENTWOOD      PLAZA        TOTAL      TOTAL      TOTAL
                                           -----     --------    ----------     -----      -----      -----
ASSETS
Investment in real estate -- net......               $ 1,735       $  555      $ 2,290    $ 2,426
Other Assets..........................    $ 3,760        496          144        4,400      5,224
                                          -------    -------       ------      -------    -------
     Total Assets.....................    $ 3,760    $ 2,231       $  699      $ 6,690    $ 7,650
                                          =======    =======       ======      =======    =======
LIABILITIES
Mortgage Notes Payable................               $10,838       $1,552      $12,390    $12,542
Other Liabilities.....................    $ 1,065        287                     1,352      1,711
                                          -------    -------       ------      -------    -------
     Total Liabilities................      1,065     11,125        1,552       13,742     14,253
                                          -------    -------       ------      -------    -------
Owners' Equity (deficit)..............      2,695     (8,894)        (853)      (7,052)    (6,603)
                                          -------    -------       ------      -------    -------
Total Liabilities and Owners' Equity
  (deficit)...........................    $ 3,760    $ 2,231       $  699      $ 6,690    $ 7,650
                                          =======    =======       ======      =======    =======
Company's Equity Investments in
  Unconsolidated Entities.............    $ 2,818    $   940       $  583      $ 4,341    $ 4,957
Advances to Unconsolidated Entities...      1,555                                1,555      1,464
                                          -------    -------       ------      -------    -------
Total Equity Investments in and
  Advances to Unconsolidated
  Entities............................    $ 4,373    $   940       $  583      $ 5,896    $ 6,421
                                          =======    =======       ======      =======    =======
REVENUES
  Management Fees.....................    $   913                              $   913    $ 1,063    $   711
  Leasing and Development Fees........        110                                  110        392        131
  Property Revenues...................               $ 1,841       $  263        2,104      2,077      1,571
  Other Revenues......................        761                                  761        496        417
  Leasing/Development Cost
     Reimbursements...................      2,080                                2,080      1,321
                                          -------    -------       ------      -------    -------    -------
     Total Revenues...................      3,864      1,841          263        5,968      5,349      2,830
                                          -------    -------       ------      -------    -------    -------
EXPENSES
  Employee Expenses...................      4,887                                4,887      4,079      2,187
  Office and Other Expenses...........      1,523                                1,523      1,190        630
  Property Expenses...................                 1,495          173        1,668      1,662      1,307
  Depreciation and Amortization.......        266                                  266        221         45
                                          -------    -------       ------      -------    -------    -------
     Total Expenses...................      6,676      1,495          173        8,344      7,152      4,169
                                          -------    -------       ------      -------    -------    -------
Excess Revenues Over Expenses.........     (2,812)       346           90       (2,376)    (1,803)    (1,339)
Cost Reimbursement From Operating
  Partnership.........................      2,812                                2,812      2,218      1,603
                                          -------    -------       ------      -------    -------    -------
Income................................    $     0    $   346       $   90      $   436    $   415    $   264
                                          =======    =======       ======      =======    =======    =======
Company's Share of Income.............    $     0    $   173       $   45      $   218    $   208    $   132
                                          =======    =======       ======      =======    =======    =======

                       RAMCO-GERSHENSON PROPERTIES TRUST

     The Company's share of the unconsolidated entities' income of $218, $208 and $132, for the years ended December 31, 1998 and December 31, 1997, and the period May 1, 1996 to December 31, 1996, was reduced by $522 in both 1998 and 1997, and $348 in 1996 respectively, which represents depreciation and amortization adjustments arising from the Company's net basis adjustments in the unconsolidated entities' assets. These adjustments result in a net loss of $304 and $314 from unconsolidated entities for the years ended December 31, 1998 and 1997 and $216 for the period May 1, 1996 to December 31, 1996.

8. EARNINGS PER SHARE

     The Company adopted Statement of Financial Accounting Standards No. 128 during 1997. This statement requires the presentation of basic and diluted earnings per share. The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

                                                                  1998         1997         1996
                                                                  ----         ----         ----
Numerator:
  Net Income................................................      $ 8,658       $9,198         $292
  Preferred dividends.......................................       (1,614)        (278)          --
                                                                ---------    ---------    ---------
  Numerator for basic earnings per share -- income
     Available to common shareholders.......................        7,044        8,920          292
  Effect of dilutive securities:
     Preferred dividends....................................           --           --           --
     Operating partnership units............................           --           --           --
                                                                ---------    ---------    ---------
  Numerator for diluted earnings per share -- income
     Available to common shareholders after assumed
       conversion...........................................      $ 7,044       $8,920         $292
                                                                =========    =========    =========
Denominator:
  Denominator for basic earnings per
     share -- weighted-average shares.......................    7,132,517    7,123,105    7,123,105
  Effect of dilutive securities --
     Dilutive stock options outstanding.....................       32,097       25,257           --
                                                                ---------    ---------    ---------
  Denominator for dilutive earnings per share -- adjusted
     weighted-average shares and assumed conversion.........    7,164,614    7,148,362    7,123,105
                                                                =========    =========    =========
Basic earnings per share....................................        $0.99        $1.25        $0.04
                                                                =========    =========    =========
Diluted earnings per share..................................        $0.98        $1.25        $0.04
                                                                =========    =========    =========

     In 1998 and 1997, conversion of the Series A Preferred Shares and of the Operating Partnership Units would have been antidilutive and, therefore, were not considered in the computation of diluted earnings per share.

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

     During the third quarter of 1994, the Company held more than 25% of the value of its gross assets in overnight Treasury Bill reverse repurchase transactions which the United States Internal Revenue Service (the "IRS") may view as non-qualifying assets for the purposes of satisfying an asset qualification test

                       RAMCO-GERSHENSON PROPERTIES TRUST
applicable to REITs, based on a Revenue Ruling published in 1977 (the "Asset Issue"). The Company requested that the IRS enter into a closing agreement that the Asset Issue would not impact the Company's status as a REIT. The IRS deferred any action relating to the Asset Issue pending the further examination of the Company's 1991-1995 tax returns (the "Tax Audit"). Based on developments in the law which occurred since 1977, the Company's Tax Counsel, Battle Fowler LLP, rendered an opinion that the Company's investment in Treasury Bill repurchase obligations would not adversely affect its REIT status. However, such opinion is not binding upon the IRS.

     In connection with the spin-off of Atlantic, Atlantic assumed all liability arising out of the Tax Audit and the Asset Issue, including liabilities for interest and penalties and attorney fees relating thereto. In connection with the assumption of such potential liabilities, Atlantic and the Company entered into a tax agreement which provides that the Company (under the direction of its Continuing Trustees), and not Atlantic, would control, conduct and effect the settlement of any tax claims against the Company relating to the Tax Audit and the Asset Issue. Accordingly, Atlantic will not have any control as to the timing of the resolution or disposition of any such claims. The Company and Atlantic also received an opinion from Special Tax Counsel, Wolf, Block, Schorr and Solis-Cohen LLP, that, to the extent there is a deficiency in the Company's taxable income arising out of the IRS examination and provided the Company timely makes a deficiency dividend (i.e., declares and pays a distribution which is permitted to relate back to the year for which each deficiency was determined to satisfy the requirement that the REIT distribute 95 percent of its taxable income), the classification of the Company as a REIT for the taxable years under examination would not be affected. Under the tax agreement referred to above, Atlantic agreed to reimburse the Company for the amount of any deficiency dividend so made. If notwithstanding the above-described opinions of legal counsel, the IRS successfully challenged the status of the Company as a REIT, its status could be adversely affected. If the Company lost its status as a REIT, the Company believes that it would be able to re-elect REIT status for the taxable year beginning January 1, 1999.

     The IRS agent conducting the examination has issued his examination report with respect to the tax issues raised in the Tax Audit, including the Asset Issue (collectively, the "Tax Issues"). The report sets forth a number of positions which the examining agent has taken with respect to the Company's taxes for the years that are subject to the Tax Audit, which the Company believes are not consistent with applicable law and regulations of the IRS. Based upon the report, the Company could be liable for up to $39.7 million in combined taxes, penalties and interest through March 15, 1999. The proposed adjustments to taxable income could require the Company to pay a deficiency dividend to its current shareholders resulting in combined taxes, penalties, interest and deficiency dividend of approximately $41 million as of March 15, 1999.

     As noted above, pursuant to a Tax Agreement between Atlantic and the Company, Atlantic has assumed all liability arising out of the Tax Audit and Tax Issues, including the payment of the deficiency dividend. Based upon the amount of Atlantic's net assets, as disclosed in its most recent quarterly report on Form 10-Q for the period ended September 30, 1998, the Company does not believe that the ultimate resolution of the Tax Issues will have a material adverse effect on the financial position, results of operations or cash flows of the Company. The issuance of the revenue agent's report constitutes only the first step in the IRS administrative process for determining whether there is any deficiency in the Company's tax liability for the years at issue and any adverse determination by the examining agent is subject to administrative appeal within the IRS and, thereafter, to judicial review. As noted above, the agent's report sets forth a number of positions, which the Company and its legal counsel believe are not consistent with applicable law and regulations of the IRS. Accordingly, the Company intends to file an administrative appeal challenging the findings contained in the IRS agent's examination report.

     During July 1997 Montgomery Ward ("Wards") a tenant at three of the Company's properties, (Tel-Twelve Mall, Clinton Valley Mall and Shoppes of Lakeland), filed for protection under Chapter 11 of the Bankruptcy Code. In October 1997, Wards issued a list of anticipated store closings which included the store

                       RAMCO-GERSHENSON PROPERTIES TRUST
at the Company's Clinton Valley Mall. This location consists of a 101,200 square foot department store and a 7,480 square foot TBA store (Tires, Batteries and Automotive). The Company was notified in March 1998 that Wards rejected the lease. On an annual basis, Wards paid approximately $1,000 in base rent and operating and real estate tax expense reimbursements for the Clinton Valley Mall. The Company leased 30,900 square feet of the former department store and rental income is expected to commence during the first quarter of 1999. The Company is pursuing replacement tenants for the balance of the space.

     On February 4, 1999, Crowley, Milner and Company, a tenant at the Company's Tel-Twelve Mall, filed for protection under Chapter 11 of the Bankruptcy Code. For 1998, Crowley's paid approximately $396 in base rent and operating and real estate tax expense reimbursement.

10. SHAREHOLDERS' EQUITY

     Convertible Series A Preferred Shares -- In October, 1997 the Company entered into an agreement with certain clients advised by Morgan Stanley Asset Management, Inc. ("MSAM"), and Kimco Realty Corporation ("Kimco") pursuant to which such entities agreed to invest up to an aggregate of $35,000 in the Operating Partnership. The MSAM clients and Kimco initially purchased Preferred Operating Partnership Units which, after shareholder approval in December 1997, were converted into the Company's Series A Convertible Preferred Shares ("Series A Preferred Series") and, ultimately, may be converted into Common Shares. The initial investments of $11,667 were made in October 1997. During 1998, the Company issued 933,000 Series A Preferred Shares receiving net proceeds of approximately $22,682.

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

     The Series A Preferred Shares are subject to mandatory conversion on the date which is the earlier of a qualified underwritten offering or the maturity date which is on October 3, 2002. At the option of the holders, the Series A Preferred Shares will be convertible in whole or in part into Common Shares at the stated value plus unpaid dividends prior to the maturity date or qualified underwritten offering date. The maturity date will be accelerated and all Series A Preferred Shares will be redeemed in cash at the stated value plus unpaid dividends in the event that it is determined by the IRS that it will, for any period, deny to the Company the tax benefits associated with REIT qualification and either or both of the following circumstances arise: (i) the Company does not receive (within a period of 60 days of the date established by the IRS as the date of which the deficiency dividend or other additional taxes are required to be paid) the full indemnity payment for such

                       RAMCO-GERSHENSON PROPERTIES TRUST
loss of tax benefits that the Company is entitled to receive from Atlantic pursuant to the Tax Agreement with Atlantic, or (ii) counsel reasonably satisfactory to MSAM is unable to provide to the holders of the Series A Preferred Shares affirmative advice that, commencing not later than with the taxable year ending December 31, 1999, the Company will, notwithstanding such determination by the IRS, be able to elect to be qualified and taxed as a REIT under the Code, and its proposed method of operation will enable it so to qualify for following years.

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

11. STOCK OPTION PLANS

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

                       RAMCO-GERSHENSON PROPERTIES TRUST

     1996 Share Option Plan -- Concurrent with the Ramco Acquisition in May 1996, the Company adopted the 1996 Share Option Plan (the "Plan") to enable its employees to participate in the ownership of the Company. The Plan provides for the award of up to 855,000 stock options to purchase common shares of beneficial interest, at the fair market value at the date of grant, to executive officers and employees of the Company. The Plan is administered by the independent trustee members of the Compensation Committee of the Board of Trustees, whose members are not eligible for grants under the Plan. Stock options granted under the Plan vest and become exercisable in installments on each of the first three anniversaries of the date of grant and expire ten years after the date of grant. No more than 50,000 share options may be granted to any one individual in any calendar year.

     1997 Non-Employee Trustee Stock Option Plan -- On June 10, 1997, the Company adopted the 1997 Non-Employee Trustee Stock Option Plan (the "Trustees' Plan") which permits the Company to grant non-qualified options to purchase up to 100,000 common shares of beneficial interest in the Company at the fair market value at the date of grant. Each Non-Employee Trustee will be granted an option to purchase 2,000 shares annually on the Company's annual meeting date, beginning June 10, 1997. Stock options granted to participants vest and become exercisable in installments on each of the first two anniversaries of the date of grant and expire ten years after the date of grant.

     Information relating to the 1996 Share Option Plan and the 1997 Non-Employee Trustee Stock Option Plan (the "Plans") from inception through December 31, 1998 is as follows:

                                                           NUMBER      WEIGHTED AVERAGE
                                                          OF SHARES     EXERCISE PRICE
                                                          ---------    ----------------
Granted since inception...............................     183,200          $16.04
Exercised.............................................          --              --
Cancelled or expired..................................          --              --
                                                           -------          ------
Outstanding at December 31, 1996......................     183,200          $16.04
Granted...............................................      92,813           17.69
Exercised.............................................          --              --
Cancelled or forfeited................................      (3,051)          16.56
                                                           -------          ------
Outstanding at December 31, 1997......................     272,962          $16.60
Granted...............................................     243,500           16.91
Exercised.............................................        (533)          16.56
Cancelled or expired..................................      (4,826)          17.08
                                                           -------          ------
Outstanding at December 31, 1998......................     511,103          $16.74
                                                           =======          ======
Shares exercisable at December 31, 1997...............      60,050          $16.03
                                                           =======          ======
Shares exercisable at December 31, 1998...............     151,152          $16.39
                                                           =======          ======

     At December 31, 1998, the range of exercise prices and weighted average remaining contractual life of outstanding options was $15.44 -- $21.63, and 8.6 years.

                       RAMCO-GERSHENSON PROPERTIES TRUST

     The fair value of options granted during 1998, 1997 and 1996 was estimated to be negligible on the date of grant. All options granted were non-qualified share options. This was determined using the Black-Scholes option pricing model with the following weighted average assumptions used:

                                                             1998      1997      1996
                                                             ----      ----      ----
Risk-free interest rate..................................     4.8%      6.4%      6.5%
Dividend yield...........................................    10.8%      9.2%     10.2%
Volatility...............................................    17.3%     15.8%     10.0%
Weighted average expected life...........................     5.0       5.0       6.0

     The Company accounts for the Plans in accordance with Accounting Principles Board Opinion No. 25 under which no compensation cost has been recognized for stock option awards. There would be no material difference if compensation cost had been calculated consistent with the provisions of Statement of Financial Standards No. 123, "Accounting for Stock Based Compensation". Therefore, there would be no change in the Company's pro forma net income and earnings per share for 1998, 1997 and 1996 (Note 13).

12. FINANCIAL INSTRUMENTS

     Statements of Financial Accounting Standards No. 107 requires disclosure about fair value of all financial instruments. The carrying values of cash and cash equivalents, receivables, accounts payable and accrued expenses are reasonable estimates of their fair values because of the short maturity of these financial instruments. As of December 31, 1998 and 1997 the mortgages and notes payable amounts are also a reasonable estimate of their fair value because their interest rates approximate the current borrowing rates available to the Company.

     The fair value of the Company's interest rate protection agreement represents the estimated amount the Company would receive or pay to terminate the agreement at December 31, 1998. The fair value of this agreement was ($1,087) at December 31, 1998.

13. PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

     Pro forma consolidated information related to 1998 acquisitions would not be significantly different than actual results. Therefore, 1998 actual consolidated information has been included in the table below. The following consolidated pro forma information has been presented as if the 1997 Property Acquisitions had occurred on January 1, 1997. In management's opinion, all adjustments necessary to reflect the Property Acquisitions have been made. The pro forma consolidated information is not necessarily indicative of what the actual results of operations of the Company would have been had such transactions actually occurred as of January 1, 1997, nor do they purport to represent the results of the Company for future periods.

                                                               1998         1997
                                                             (ACTUAL)    (PRO FORMA)
                                                             --------    -----------
Revenues.................................................    $76,755       $73,983
Income before minority interest..........................     12,109        12,561
Net income...............................................      8,658         9,211
Net earnings per share:
  Basic..................................................    $  0.99       $  1.25
  Diluted................................................    $  0.98       $  1.25

                       RAMCO-GERSHENSON PROPERTIES TRUST

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                 EARNINGS PER SHARE
                                                 -------------------
                         REVENUES   NET INCOME    BASIC     DILUTED
                         --------   ----------    -----     -------
1998
Quarter ended:
  March 31               $18,444      $2,003      $0.24      $0.24
  June 30                $18,261      $2,079      $0.25      $0.25
  September 30           $18,963      $1,995      $0.23      $0.23
  December 31            $21,087      $2,581      $0.26      $0.26
1997
Quarter ended:
  March 31               $13,819      $2,344      $0.33      $0.33
  June 30                $13,931      $2,251      $0.32      $0.32
  September 30           $14,461      $2,287      $0.32      $0.32
  December 31            $17,033      $2,316      $0.29      $0.29

15. SEGMENT INFORMATION

     In 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" which established standards for reporting information about operating segments in financial statements. It also established standards for disclosure about products and services, geographical areas, and major customers. The Company adopted this statement for the year ended December 31, 1998.

     The Company is engaged in principally one business segment, that is owning, developing, acquiring, managing and leasing neighborhood and community shopping centers, regional enclosed malls and single tenant retail properties. The properties are located in thirteen states primarily throughout the Midwest and Southeast United States. The Company's centers are usually anchored by discount department stores or supermarkets and the tenant base consists primarily of national and regional retail chains and local retailers. The Company's credit risk, therefore, is concentrated in the retail industry.

     Revenues from the Company's largest tenant amounted to approximately 10.8% of minimum rents for the year ended December 31, 1998. No single tenant accounted for more than 10.0% of minimum rents for the years ended December 31, 1997 and 1996.

                       RAMCO-GERSHENSON PROPERTIES TRUST

16. REAL ESTATE ASSETS

     Net Investment in Real Estate Assets at December 31, 1998

                                                                                                           YEARS ENDED DECEMBER 31,
                                                                                                           1998, 1997, 1996, 1995
                                                                                                           ------------------------
                                                                                                                  INITIAL COST
                                                                                                                   TO COMPANY
                                                                                                             -----------------------
                                                                           YEAR          YEAR       YEAR                 BUILDING &
                 PROPERTY                           LOCATION          CONSTRUCTED(A)   ACQUIRED   RENOVATED    LAND     IMPROVEMENTS
-------------------------------------------  -----------------------  --------------   --------   ---------  --------   ------------
                                                                                                             (DOLLARS IN THOUSANDS,
                                                                                                              EXCEPT PER SHARE AND
                                                                                                             PER UNIT AMOUNTS)
ALABAMA
Athens Town Center.........................  Athens, Alabama                             1997                     854        7,695
Cox Creek Plaza............................  Florence, Alabama                           1997                     589        5,336
FLORIDA
Naples Towne Center........................  Naples, Florida               1983          1996                     218        1,964
Lantana Plaza..............................  Lantana, Florida                            1993                   2,590        2,600
Sunshine Plaza.............................  Tamarac, Florida                            1991       1998        1,748        7,452
Shoppes of Lakeland........................  Lakeland, Florida                           1996                   1,279       11,543
Pelican Plaza..............................  Sarasota, Florida                           1997                     710        6,404
Crestview Corners..........................  Crestview, Florida                          1997                     400        3,602
Village Lakes..............................  Land O' Lakes, Florida                      1997                     862        7,768
Southbay Fashion Center....................  Sarasota, Florida                           1998                     597        5,355
Rivertowne Square..........................  Deerfield Beach,
                                             Florida                                     1998                     880        7,852
GEORGIA
Holcomb Center.............................  Alpharetta, Georgia                         1996                     658        5,953
Mays Crossing..............................  Stockbridge, Georgia                        1997                     725        6,532
Indian Hills...............................  Calhoun, Georgia                            1997                     706        6,355
Conyers Crossing...........................  Conyers, Georgia                            1998                     729        6,562
MARYLAND
Crofton Plaza..............................  Crofton, Maryland                           1991                   3,201        6,499
MICHIGAN
Tel-Twelve Mall............................  Southfield, Michigan          1968          1996       1996        4,777       43,181
New Towne Plaza............................  Canton, Michigan              1976          1996       1993          817        7,354
Ferndale Plaza.............................  Ferndale, Michigan            1984          1996                     265        2,388
Clinton Valley Strip Center................  Sterling Heights,
                                             Michigan                      1979          1996                     399        3,588
Fraser Shopping Center.....................  Fraser, Michigan                            1996                     363        3,263
Eastridge Commons..........................  Flint, Michigan               1990          1996       1997        1,086        9,775
Oak Brook Square...........................  Flint, Michigan                             1996                     955        8,591
Jackson West...............................  Jackson, Michigan             1996          1996       1997        2,806        6,270
Jackson Crossing...........................  Jackson, Michigan                           1996       1996        2,249       20,237
Roseville Plaza............................  Roseville, Michigan                         1996       1994        1,466       13,195
Southfield Plaza...........................  Southfield, Michigan                        1996       1983        1,121       10,090
Clinton Valley Mall........................  Sterling Heights,
                                             Michigan                      1979          1996       1993        1,101        9,910
Lake Orion Plaza...........................  Lake Orion, Michigan          1977          1996                     470        4,234
Edgewood Towne Center......................  Lansing, Michigan             1990          1996       1992          665        5,981

                                                           YEARS ENDED DECEMBER 31, 1998, 1997, 1996, 1995
                                             --------------------------------------------------------------------------------
                                                               GROSS COST AT
                                                              END OF PERIOD(B)
                                             SUBSEQUENT    ----------------------
                                             CAPITALIZED              BUILDING &                 ACCUMULATED
                 PROPERTY                       COSTS       LAND     IMPROVEMENTS    TOTAL     DEPRECIATION(C)   ENCUMBRANCES

ALABAMA
Athens Town Center.........................          9         854        7,704        8,558           225                (d)
Cox Creek Plaza............................         11         589        5,347        5,936           156                (d)
FLORIDA
Naples Towne Center........................         12         218        1,976        2,194           134                (d)
Lantana Plaza..............................        589       2,590        3,189        5,779           458                (d)
Sunshine Plaza.............................      3,227       1,748       10,679       12,427         1,422                (d)
Shoppes of Lakeland........................        120       1,279       11,663       12,942           641                (d)
Pelican Plaza..............................         14         710        6,418        7,128           235                (d)
Crestview Corners..........................         11         400        3,613        4,013           105                (d)
Village Lakes..............................         41         862        7,809        8,671           195                (d)
Southbay Fashion Center....................         50         597        5,405        6,002            85
Rivertowne Square..........................
                                                    69         880        7,921        8,801            25
GEORGIA
Holcomb Center.............................         33         658        5,986        6,644           314                (d)
Mays Crossing..............................          7         725        6,539        7,264           191                (d)
Indian Hills...............................          7         706        6,362        7,068           186                (d)
Conyers Crossing...........................         42         729        6,604        7,333            48
MARYLAND
Crofton Plaza..............................      1,147       3,201        7,646       10,847         1,385                (d)
MICHIGAN
Tel-Twelve Mall............................      2,385       4,777       45,566       50,343         3,078                (e)
New Towne Plaza............................        990         817        8,344        9,161           511                (e)
Ferndale Plaza.............................         12         265        2,400        2,665           164                (d)
Clinton Valley Strip Center................
                                                    52         399        3,640        4,039           248                (d)
Fraser Shopping Center.....................        134         363        3,397        3,760           241                (e)
Eastridge Commons..........................      2,053       1,086       11,828       12,914           843                (e)
Oak Brook Square...........................         68         955        8,659        9,614           575           7,000
Jackson West...............................      4,931       2,806       11,201       14,007           723           8,319
Jackson Crossing...........................      4,486       2,249       24,723       26,972         1,483                (e)
Roseville Plaza............................        542       1,466       13,737       15,203           932                (e)
Southfield Plaza...........................        381       1,121       10,471       11,592           682                (e)
Clinton Valley Mall........................
                                                   261       1,101       10,171       11,272           670                (e)
Lake Orion Plaza...........................         76         470        4,310        4,780           291                (e)
Edgewood Towne Center......................          8         665        5,989        6,654           400                (d)

                       RAMCO-GERSHENSON PROPERTIES TRUST

                                                                                                            YEARS ENDED DECEMBER 31,
                                                                                                              1998, 1997, 1996, 1995
                                                                                                             -----------------------
                                                                                                                  INITIAL COST
                                                                                                                   TO COMPANY
                                                                                                             -----------------------
                                                                           YEAR          YEAR       YEAR                 BUILDING &
                 PROPERTY                           LOCATION          CONSTRUCTED(A)   ACQUIRED   RENOVATED    LAND     IMPROVEMENTS
-------------------------------------------  -----------------------  --------------   --------   ---------  --------   ------------
                                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)
West Oaks I................................  Novi, Michigan                1981          1996      1997-98          0        6,304
West Oaks II...............................  Novi, Michigan                1987          1996                   1,391       12,519
Taylor Plaza...............................  Taylor, Michigan                            1996                     400        1,930
Madison Center.............................  Madison Heights,
                                             Michigan                                    1997                     817        7,366
Whitelake Marketplace......................  Whitelake Township,
                                             Michigan                                    1998                   2,965            0
NEW JERSEY
Chester Springs............................  Chester, New Jersey                         1994      1997-98      4,931       13,331
NEW YORK
Commack Shopping Center....................  Commack, New York                           1992                   1,160        1,740
Trinity Corners............................  Pound Ridge, New York                       1992                   1,250        1,250
NORTH CAROLINA
Ridgeview Crossing.........................  Elkin, North Carolina                       1997                   1,054        9,494
Hickory Corners............................  Hickory, North Carolina                     1997                     798        7,192
Holly Springs Plaza........................  Franklin, North
                                             Carolina                                    1997                     829        7,470
OHIO
Office Max Center..........................  Toledo, Ohio                  1994          1996                     227        2,042
Troy Towne Center..........................  Troy, Ohio                    1990          1996       1996          930        8,372
Spring Meadows Place.......................  Springfield Twp, Ohio         1987          1996       1997        1,662       14,959
SOUTH CAROLINA
Taylors Square.............................  Greenville, South
                                             Carolina                                    1997                   1,581       14,237
Edgewood Square............................  North Augusta, South
                                             Carolina                                    1997                   1,358       12,229
TENNESSEE
Stonegate Plaza............................  Kingsport, Tennessee                        1997                     606        5,454
Cumberland Gallery.........................  New Tazewell, Tennessee                     1997                     327        2,944
Highland Square............................  Crossville, Tennessee                       1997                     913        8,189
Northwest Crossing.........................  Knoxville, Tennessee                        1997                   1,284       11,566
Tellico Plaza..............................  Lenoir City, Tennessee                      1997                     611        5,510
VIRGINIA
Aquia Towne Center.........................  Stafford County,
                                             Virginia                                    1998                   2,187       19,776

                                                           YEARS ENDED DECEMBER 31, 1998, 1997, 1996, 1995
                                             --------------------------------------------------------------------------------
                                                               GROSS COST AT
                                                              END OF PERIOD(B)
                                             SUBSEQUENT    ----------------------
                                             CAPITALIZED              BUILDING &                 ACCUMULATED
                 PROPERTY                       COSTS       LAND     IMPROVEMENTS    TOTAL     DEPRECIATION(C)   ENCUMBRANCES
------------------------------------------   -----------   -------   ------------   -------    ---------------   ------------
                                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)
West Oaks I................................      2,733           0        9,037        9,037           481           4,224
West Oaks II...............................        126       1,391       12,645       14,036           858           7,507
Taylor Plaza...............................         15         400        1,945        2,345           118                (d)
Madison Center.............................
                                                    78         817        7,444        8,261           298                (d)
Whitelake Marketplace......................
                                                 3,967       2,965        3,967        6,932             0                (e)
NEW JERSEY
Chester Springs............................      2,418       4,931       15,749       20,680         1,667                (d)
NEW YORK
Commack Shopping Center....................          2       1,160        1,742        2,902           263                (d)
Trinity Corners............................        530       1,250        1,780        3,030           262                (d)
NORTH CAROLINA
Ridgeview Crossing.........................         12       1,054        9,506       10,560           278                (e)
Hickory Corners............................         31         798        7,223        8,021           211                (d)
Holly Springs Plaza........................
                                                     7         829        7,477        8,306           218                (d)
OHIO
Office Max Center..........................          0         227        2,042        2,269           136                (d)
Troy Towne Center..........................        884         930        9,256       10,186           622                (e)
Spring Meadows Place.......................        690       1,662       15,649       17,311         1,058           6,548
SOUTH CAROLINA
Taylors Square.............................
                                                     9       1,581       14,246       15,827           416                (e)
Edgewood Square............................
                                                    10       1,358       12,239       13,597           357                (d)
TENNESSEE
Stonegate Plaza............................          2         606        5,456        6,062           159                (e)
Cumberland Gallery.........................         13         327        2,957        3,284            86                (d)
Highland Square............................          5         913        8,194        9,107           239           5,566
Northwest Crossing.........................         14       1,284       11,580       12,864           338                (e)
Tellico Plaza..............................          4         611        5,514        6,125           161                (d)
VIRGINIA
Aquia Towne Center.........................
                                                    25       2,187       19,801       21,988           144          15,124

                       RAMCO-GERSHENSON PROPERTIES TRUST

                                                                                                            YEARS ENDED DECEMBER 31,
                                                                                                             1998, 1997, 1996, 1995
                                                                                                            -----------------------
                                                                                                                 INITIAL COST
                                                                                                                  TO COMPANY
                                                                                                            -----------------------
                                                                           YEAR          YEAR       YEAR                 BUILDING &
                 PROPERTY                           LOCATION          CONSTRUCTED(A)   ACQUIRED   RENOVATED    LAND     IMPROVEMENTS
-------------------------------------------  -----------------------  --------------   --------   --------- --------   ------------
                                                                                                            (DOLLARS IN THOUSANDS,
                                                                                                             EXCEPT PER SHARE AND
                                                                                                            PER UNIT AMOUNTS)
WISCONSIN
West Allis Towne Centre....................  West Allis, Wisconsin         1987          1996                  1,866       16,789
                                                                                                            --------     --------
                                                                                                   Totals   $ 64,433     $438,192
                                                                                                            ========     ========

                                                           YEARS ENDED DECEMBER 31, 1998, 1997, 1996, 1995
                                             --------------------------------------------------------------------------------
                                                               GROSS COST AT
                                                              END OF PERIOD(B)
                                             SUBSEQUENT    ----------------------
                                             CAPITALIZED              BUILDING &                 ACCUMULATED
                 PROPERTY                       COSTS       LAND     IMPROVEMENTS    TOTAL     DEPRECIATION(C)   ENCUMBRANCES
                ----------                   -----------   ------    ------------   -------    ---------------   ------------
WISCONSIN
West Allis Towne Centre....................         12       1,866       16,801       18,667         1,120                (e)
                                               -------     -------     --------     --------       -------
                                               $33,355     $64,433     $471,547     $535,980       $26,136
                                               =======     =======     ========     ========       =======

-------------------------

(a) If constructed by a predecessor of the Company.

(b) The aggregate cost of land and buildings and improvements for federal income tax purposes is approximately $409 million.

(c) Depreciation for all properties is computed over the useful life which is generally forty years.

(d) The property is pledged as collateral on the secured line of credit.

(e) The property is pledged as collateral on secured mortgages.

The changes in real estate assets and accumulated depreciation for the years ended December 31, 1998, and 1997 are as follows:

            REAL ESTATE ASSETS                   1998        1997                              ACCUMULATED DEPRECIATION
            ------------------                   ----        ----                              ------------------------
Balance at beginning of period.............    $473,213    $314,854                   Balance at beginning of period.............
Acquisitions...............................      46,910     150,368                   Depreciation...............................
Capital Improvements.......................      15,857       7,991                   Balance at end of period...................
                                               --------    --------
Balance at end of period...................    $535,980    $473,213
                                               ========    ========

            ACCUMULATED DEPRECIATION          1998       1997
            ------------------------          ----       ----
Balance at beginning of period.............  $14,919    $ 7,102
Depreciation...............................   11,217      7,817
                                             -------    -------
Balance at end of period...................  $26,136    $14,919
                                             =======    =======