Form 10-Q
period 1999-03-31
RAMCO GERSHENSON PROPERTIES TRUST
filed 1999-05-07
CIK 842183

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                            ------------------------

                                   FORM 10-Q

   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES ACT OF 1934
              FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                OR

   [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES ACT OF 1934

FOR THE TRANSITION PERIOD FROM                 TO

COMMISSION FILE NUMBER 1-10093


                       RAMCO-GERSHENSON PROPERTIES TRUST
             (Exact name of registrant as specified in its charter)


                   MARYLAND                                     13-6908486
         (State or other jurisdiction                        (I.R.S. Employer
      of incorporation or organization)                  Identification Number)

    27600 NORTHWESTERN HIGHWAY, SUITE 200,                         48034
             SOUTHFIELD, MICHIGAN                                (Zip code)
   (Address of principal executive offices)


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

                        Yes  X                    No
                           ----                     ----

     Number of common shares of beneficial interest ($.01 par value) of the Registrant outstanding as of March 31, 1999: 7,217,993

================================================================================

                                     INDEX

                                                                        PAGE NO.
                                                                        --------
PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements
           Consolidated Balance Sheets -- March 31, 1999 (unaudited)
             and December 31, 1998.....................................    3
           Consolidated Statements of Income (unaudited) -- Three
             Months Ended March 31, 1999 and 1998......................    4
           Consolidated Statement of Shareholders' Equity
             (unaudited) -- Three Months Ended March 31, 1999..........    5
           Consolidated Statements of Cash Flows (unaudited) -- Three
             Months Ended March 31, 1999 and 1998......................    6
           Notes to Consolidated Financial Statements (unaudited)......    7
ITEM 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................    10

PART II. OTHER INFORMATION

ITEM 6.    Exhibits and Reports on Form 8-K............................    17

                        PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                       RAMCO-GERSHENSON PROPERTIES TRUST
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 MARCH 31,        DECEMBER 31,
                                                                   1999               1998
                                                                 ---------        ------------
                                                                (UNAUDITED)
ASSETS
Investment in real estate -- net (Note 2)...................     $508,733           $509,844
Cash and cash equivalents...................................        3,569              4,550
Accounts receivable -- net..................................        9,826              9,864
Equity investments in and advances to unconsolidated
  entities..................................................        5,750              5,896
Other assets -- net (Note 3)................................       16,242             14,250
                                                                 --------           --------
     Total Assets...........................................     $544,120           $544,404
                                                                 ========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgages and notes payable (Note 4)........................     $331,487           $328,248
Distributions payable.......................................        5,112              5,244
Accounts payable and accrued expenses.......................       12,961             15,235
                                                                 --------           --------
     Total Liabilities......................................      349,560            348,727
Minority Interest...........................................       48,482             48,535
Commitments and Contingencies (Note 6)......................           --                 --

                    SHAREHOLDERS' EQUITY
Preferred Shares, par value $.01, 10,000 shares authorized;
  1,400 Series A convertible shares issued and outstanding,
  liquidation values of $35,000.............................       33,829             33,829
Common Shares of Beneficial Interest, par value $.01, 30,000
  shares authorized; 7,218 issued and outstanding...........           72                 72
Additional paid-in capital..................................      151,973            151,973
Cumulative distributions in excess of net income............      (39,796)           (38,732)
                                                                 --------           --------
     Total Shareholders' Equity.............................      146,078            147,142
                                                                 --------           --------
          Total Liabilities and Shareholders' Equity........     $544,120           $544,404
                                                                 ========           ========

                See notes to consolidated financial statements.

                       RAMCO-GERSHENSON PROPERTIES TRUST
                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  FOR THE THREE
                                                                   MONTHS ENDED
                                                                    MARCH 31,
                                                                ------------------
                                                                 1999       1998
                                                                 ----       ----
                                                                   (UNAUDITED)
REVENUES
  Minimum rents.............................................    $15,114    $13,295
  Percentage rents..........................................        625        398
  Recoveries from tenants...................................      5,808      4,643
  Interest and other income.................................        226        108
                                                                -------    -------
     Total Revenues.........................................     21,773     18,444
                                                                -------    -------
EXPENSES
  Real estate taxes.........................................      1,978      1,747
  Recoverable operating expenses............................      3,890      2,966
  Depreciation and amortization.............................      3,291      2,936
  Other operating...........................................        446        236
  General and administrative................................      1,594      1,637
  Interest expense..........................................      6,511      6,049
                                                                -------    -------
     Total Expenses.........................................     17,710     15,571
                                                                -------    -------
Operating income............................................      4,063      2,873
Loss from unconsolidated entities...........................         68         79
                                                                -------    -------
Income before minority interest.............................      3,995      2,794
Minority interest...........................................      1,186        791
                                                                -------    -------
Net income..................................................      2,809      2,003
Preferred dividends.........................................       (840)      (280)
                                                                -------    -------
Net income available to common shareholders.................    $ 1,969    $ 1,723
                                                                =======    =======
Basic earnings per share....................................      $0.27      $0.24
                                                                =======    =======
Diluted earnings per share..................................      $0.27      $0.24
                                                                =======    =======
Weighted average shares outstanding:
  Basic.....................................................      7,218      7,123
                                                                =======    =======
  Diluted...................................................      7,218      7,169
                                                                =======    =======

                See notes to consolidated financial statements.

                       RAMCO-GERSHENSON PROPERTIES TRUST
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                           COMMON      ADDITIONAL     CUMULATIVE         TOTAL
                                             PREFERRED      STOCK       PAID-IN       EARNINGS/      SHAREHOLDERS'
                                               STOCK      PAR VALUE     CAPITAL      DISTRIBUTION       EQUITY
                                             ---------    ---------    ----------    ------------    -------------
BALANCE, JANUARY 1, 1999.................     $33,829        $72        $151,973       $(38,732)       $147,142
Cash distributions declared..............                                                (3,033)         (3,033)
Preferred Shares dividends declared......                                                  (840)           (840)
Net income...............................                                                 2,809           2,809
                                              -------        ---        --------       --------        --------
BALANCE, MARCH 31, 1999..................     $33,829        $72        $151,973       $(39,796)       $146,078
                                              =======        ===        ========       ========        ========

                See notes to consolidated financial statements.

                       RAMCO-GERSHENSON PROPERTIES TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                  FOR THE THREE
                                                                      MONTHS
                                                                  ENDED MARCH 31
                                                                ------------------
                                                                 1999       1998
                                                                 ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income................................................    $ 2,809    $ 2,003
  Adjustments to reconcile net income to net cash flows
     provided by operating activities:
     Depreciation and amortization..........................      3,291      2,936
     Amortization of deferred financing costs...............        294        272
     Loss from unconsolidated entities......................         68         79
     Minority interest......................................      1,186        791
     Changes in assets and liabilities that provided (used)
      cash:
       Accounts receivable..................................         38        147
       Other assets.........................................     (2,511)    (1,681)
       Accounts payable and accrued expenses................     (2,274)      (408)
                                                                -------    -------
Cash Flows Provided By Operating Activities.................      2,901      4,139
                                                                -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................     (1,918)    (1,595)
  Advances from unconsolidated entities.....................         78         89
                                                                -------    -------
Cash Flows Used In Investing Activities.....................     (1,840)    (1,506)
                                                                -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions to shareholders........................     (3,033)    (3,271)
  Cash distributions to operating partnership unit
     holders................................................     (1,505)    (1,079)
  Cash dividends paid on Preferred Shares...................       (706)        --
  Repayment of Credit Facility..............................     (2,000)    (1,000)
  Principal repayments on mortgages payable.................       (725)      (705)
  Adjustment of net proceeds from Preferred Shares..........         --        (99)
  Payment of deferred financing costs.......................        (37)       (48)
  Borrowings on Credit Facility.............................      5,000      3,500
  Borrowings on Construction Loan...........................        964         --
  Net advances from related entities........................         --         74
  Refund of deferred financing costs........................         --        250
                                                                -------    -------
Cash Flows Used In Financing Activities.....................     (2,042)    (2,378)
                                                                -------    -------
Net Increase (Decrease) in Cash and Cash Equivalents........       (981)       255
Cash and Cash Equivalents, Beginning of Period..............      4,550      5,033
                                                                -------    -------
Cash and Cash Equivalents, End of Period....................    $ 3,569    $ 5,288
                                                                =======    =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid for interest during the period...............    $ 5,886    $ 5,736
                                                                =======    =======

                See notes to consolidated financial statements.

                       RAMCO-GERSHENSON PROPERTIES TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION -- The accompanying interim financial statements and related notes of the Company are unaudited; however, they have been prepared in accordance with generally accepted accounting principles for interim financial reporting, the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such rules. The unaudited interim financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial statements for the interim periods have been made. The results for interim periods are not necessarily indicative of the results for a full year.

     IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS -- In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management has not yet evaluated the effects of this change on its financial position or results of operations. The Company will adopt SFAS No. 133 as required for its first quarterly filing of fiscal year 2000.

2. REAL ESTATE

     Investment in real estate consists of the following:

                                                                MARCH 31, 1999    DECEMBER 31, 1998
                                                                --------------    -----------------
                                                                 (UNAUDITED)
Land........................................................       $ 64,433           $ 64,433
Buildings and Improvements..................................        467,187            464,216
Construction-in-progress....................................          6,278              7,331
                                                                   --------           --------
                                                                    537,898            535,980
Less: accumulated depreciation..............................        (29,165)           (26,136)
                                                                   --------           --------
Investment in real estate -- net............................       $508,733           $509,844
                                                                   ========           ========

3. OTHER ASSETS

     Other assets are as follows:

                                                                MARCH 31, 1999    DECEMBER 31, 1998
                                                                --------------    -----------------
                                                                 (UNAUDITED)
Leasing costs and other.....................................       $ 7,675             $ 6,893
Prepaid expenses and other..................................         3,561               3,426
Deferred financing costs....................................         3,097               3,059
Proposed development and acquisition costs..................         5,505               3,911
                                                                   -------             -------
                                                                    19,838              17,289
Less: accumulated amortization..............................        (3,596)             (3,039)
                                                                   -------             -------
Other assets -- net.........................................       $16,242             $14,250
                                                                   =======             =======

4. MORTGAGES AND NOTES PAYABLE

     Mortgages and notes payable consist of the following:

                                                                MARCH 31, 1999    DECEMBER 31, 1998
                                                                --------------    -----------------
                                                                 (UNAUDITED)
Fixed rate mortgages with interest rates ranging from 6.83%
  to 8.50%, due at various dates through 2008...............       $171,646           $172,371
Floating rate mortgages at 75% of the rate of long-term
  Capital A rated utility bonds, due January 1, 2010, plus
  supplemental interest to equal LIBOR plus 200 basis
  points. The effective rate at
  March 31, 1999 was 6.80% and at December 31, 1998 was
     7.49%..................................................          7,000              7,000
Construction loan financing, with an interest rate at LIBOR
  plus 185 basis points due June 2002. The effective rate at
  March 31, 1999, was 6.83% and at December 31, 1998 was
  7.10%. Maximum borrowings of $14,000......................          6,853              5,889
Unsecured term loan, due October 1, 2000. The effective rate at March 31, 1999 was 8.75% and at December 31, 1998 was
  9.06%.....................................................         45,000             45,000
Credit Facility, due October 2000, maximum available
  borrowings of $110,000. The effective rate at March 31,
  1999 was 7.17%, and at December 31, 1998 was 7.35%........        100,988             97,988
                                                                   --------           --------
                                                                   $331,487           $328,248
                                                                   ========           ========

     The mortgage notes and construction loan are secured by mortgages on properties that have an approximate net book value of $306,055 as of March 31, 1999. The Credit Facility is secured by mortgages on various properties that have an approximate net book value of $202,678 at March 31, 1999.

     At March 31, 1999, outstanding letters of credit issued under the Credit Facility, not reflected in the accompanying consolidated balance sheet, total approximately $835.

     The following table presents scheduled principal payments on mortgages and notes payable as of March 31, 1999:

                         YEAR ENDED
                        DECEMBER 31,
                        ------------
1999 (April 1 -- December 31)...............................    $  2,386
2000........................................................     154,428
2001........................................................       3,464
2002........................................................       9,973
2003........................................................       3,653
Thereafter..................................................     157,583
                                                                --------
     Total..................................................    $331,487
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

     Approximate future minimum rentals under noncancelable operating leases in effect at March 31, 1999, assuming no new or renegotiated leases nor option extensions on lease agreements, are as follows:

                         YEAR ENDED
                        DECEMBER 31,
                       -------------
1999 (April 1 -- December 31)...............................    $ 42,603
2000........................................................      52,905
2001........................................................      47,568
2002........................................................      42,607
2003........................................................      37,485
Thereafter..................................................     257,890
                                                                --------
     Total..................................................    $481,058
                                                                ========

6. COMMITMENTS AND CONTINGENCIES

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

     During the third quarter of 1994, the Company held more than 25% of the value of its gross assets in overnight Treasury Bill reverse repurchase transactions which the United States Internal Revenue Service (the "IRS") may view as non-qualifying assets for the purposes of satisfying an asset qualification test applicable to REITs, based on a Revenue Ruling published in 1977 (the "Asset Issue"). The Company requested that the IRS enter into a closing agreement which would state that the Asset Issue would not impact the Company's status as a REIT. The IRS deferred any action relating to the Asset Issue pending the further examination of the Company's 1991-1995 tax returns (the "Tax Audit"). Based on developments in the law which occurred since 1977, the Company's Tax Counsel, Battle Fowler LLP, rendered an opinion that the Company's investment in Treasury Bill repurchase obligations would not adversely affect its REIT status. However, such opinion is not binding upon the IRS.

     In connection with the spin-off of Atlantic Realty Trust ("Atlantic"), Atlantic assumed all liability arising out of the Tax Audit and the Asset Issue, including liabilities for interest and penalties and attorney fees relating thereto. In connection with the assumption of such potential liabilities, Atlantic and the Company entered into a tax agreement which provides that the Company (under the direction of its Continuing Trustees), and not Atlantic, would control, conduct and effect the settlement of any tax claims against the Company relating to the Tax Audit and the Asset Issue. Accordingly, Atlantic will not have any control as to the timing of the resolution or disposition of any such claims. The Company and Atlantic also received an opinion from Special Tax Counsel, Wolf, Block, Schorr and Solis-Cohen LLP, that, to the extent there is a deficiency in the Company's taxable income arising out of the IRS examination and provided the Company timely makes a deficiency dividend (i.e., declares and pays a distribution which is permitted to relate back to the year for which each deficiency was determined to satisfy the requirement that the REIT distribute 95 percent of its taxable income), the classification of the Company as a REIT for the taxable years under examination would not be affected. Under the tax agreement referred to above, Atlantic agreed to reimburse the Company for the amount of any deficiency dividend so made. If notwithstanding the above-described opinions of legal counsel, the IRS successfully challenged the status of the Company as a REIT, its status could be adversely affected. If the Company lost its status as a REIT, the Company believes that it would be able to re-elect REIT status for the taxable year beginning January 1, 1999.

     The IRS agent conducting the examination has issued his examination report with respect to the tax issues raised in the Tax Audit, including the Asset Issue (collectively, the "Tax Issues"). The report sets forth a number of positions which the examining agent has taken with respect to the Company's taxes for the years that are subject to the Tax Audit, which the Company believes are not consistent with applicable law and regulations of the IRS. Based upon the report, the Company could be liable for up to $40.3 million in combined taxes, penalties and interest through May 15, 1999. The proposed adjustments to taxable income could require the Company to pay a deficiency dividend to its current shareholders resulting in combined taxes, penalties, interest and deficiency dividend of approximately $41.6 million as of May 15, 1999.

     As noted above, pursuant to a Tax Agreement between Atlantic and the Company, Atlantic assumed all liability arising out of the Tax Audit and Tax Issues, including the payment of the deficiency dividend. Based upon the amount of Atlantic's net assets, as disclosed in its Annual Report on Form 10-K for the year ended December 31, 1998, the Company does not believe that the ultimate resolution of the Tax Issues will have a material adverse effect on the financial position, results of operations or cash flows of the Company. The issuance of the revenue agent's report constitutes only the first step in the IRS administrative process for determining whether there is any deficiency in the Company's tax liability for the years at issue and any adverse determination by the examining agent is subject to administrative appeal within the IRS and, thereafter, to judicial review. As noted above, the agent's report sets forth a number of positions, which the Company and its legal counsel believe are not consistent with applicable law and regulations of the IRS. Accordingly, the Company intends to file an administrative appeal challenging the findings contained in the IRS agent's examination report.

     During July 1997 Montgomery Ward ("Wards") a tenant at three of the Company's properties, (Tel-Twelve Mall, Clinton Valley Mall and Shoppes of Lakeland), filed for protection under Chapter 11 of the Bankruptcy Code. In October 1997, Wards issued a list of anticipated store closings which included the store at the Company's Clinton Valley Mall. This location consists of a 101,200 square foot department store and a 7,480 square foot TBA store (Tires, Batteries and Automotive). The Company was notified in March 1998 that Wards rejected the lease. On an annual basis, Wards paid approximately $1,000 in base rent and operating and real estate tax expense reimbursements for the Clinton Valley Mall. The Company leased 30,900 square feet of the former department store and rental income commenced during the first quarter of 1999. The Company is pursuing replacement tenants for the balance of the space.

     On February 4, 1999, Crowley, Milner and Company, a tenant at the Company's Tel-Twelve Mall, filed for protection under Chapter 11 of the Bankruptcy Code. For 1998, Crowley's paid approximately $396 in base rent and operating and real estate tax expense reimbursement.

     On March 27, 1999, Service Merchandise Company, Inc. ("Service Merchandise"), a tenant at three of the Company's properties (Shoppes of Lakeland, West Oaks I and Roseville Plaza), filed for protection under Chapter 11 of the Bankruptcy Code. For 1998, Service Merchandise paid approximately $1,188 in base rent and operating and real estate tax expense reimbursements.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in Thousands, except per Share and per Unit amounts)

     The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements of the Company, including the respective notes thereto which are included in this Form 10-Q.

CAPITAL RESOURCES AND LIQUIDITY

     The Company generated $2,901 in cash flows from operating activities for the three months ended March 31, 1999 and used $1,840 to fund investing activities, principally to improve its properties. During the three months ended March 31, 1999, financing activities provided $3,000 from borrowings on the Credit Facility, net of repayments of $2,000 and used $725 to pay mortgage obligations and $5,244 for cash distributions to shareholders, holders of operating partnership units and dividends paid to preferred shareholders.

     The Company's mortgage and notes payable amounted to $331,487 at March 31, 1999, with a weighted average interest rate of 7.66%. The debt consists of nine loans secured by various properties, plus one construction loan, one unsecured term loan and the Credit Facility, as defined below. Eight of the mortgage loans amounting to $171,646 have maturities ranging from 2000 to 2008, monthly payments which include regularly scheduled amortization, and have fixed interest rates ranging between 6.83% to 8.50%. One of the mortgage loans, evidenced by tax free bonds, amounting to $7,000 secured by Oakbrook Square Shopping Center is non-amortizing, matures in 2010, and carries a floating interest rate equal to 75% of the new issue long term Capital A rated utility bonds, plus interest to the lender sufficient to cause the lender's overall yield on its investment in the bonds to be equal to 200 basis points over their applicable LIBOR rate (6.80% at March 31, 1999).

     The Company has a $14 million construction loan to finance the White Lake MarketPlace shopping center development. The loan carries an interest rate of 185 basis points over LIBOR, an effective rate of 6.83% at March 31, 1999, and matures June 2000. At the Company's option, the loan can then be converted to a 2-year term loan. Approximately $6.9 million has been borrowed at March 31, 1999.

     The Company has an unsecured term loan amounting to $45,000, maturing October 2000. This term loan bears interest between 250 and 275 basis points over LIBOR, depending on certain debt ratios (8.75% at March 31, 1999).

     The Company currently has a $110,000 Credit Facility, of which $100,988 was outstanding as of March 31, 1999. This credit facility bears interest between
137.5 and 162.5 basis points over LIBOR depending on certain debt ratios (effective interest rate of 7.17% at March 31, 1999) and matures October 2000. The credit facility is secured by mortgages on various properties and contains financial covenants relating to liabilities-to-asset ratio, minimum operating coverage ratios and a minimum equity value. As of March 31, 1999, the Company was in compliance with the covenant terms. At March 31, 1999, outstanding letters of credit issued under the Credit Facility total $835.

     The Company used proceeds from the borrowings under the Credit Facility and the construction loan to finance the development of White Lake MarketPlace, and to pay for other capital expenditures.

     In 1998, the Company executed an interest rate swap agreement to limit the Company's exposure to increases in interest rates on its floating rate debt. The notional amount of the agreement was $75,000. Based on rates currently in effect under the Company's Credit Facility, the agreement provides for a fixed rate of 7.425% through October 2000. The Company is exposed to credit loss in the event of non-performance by the other parties to the interest rate swap agreement, however; the Company does not anticipate non-performance by the counter parties.

     After taking into account the impact of converting the variable rate debt into fixed rate debt by use of the rate protection agreement, the Company's variable rate debt accounted for $84,841 of outstanding debt with a weighted average interest rate of 7.72%. Variable rate debt accounted for approximately 25.6% of the Company's total debt and 16.2% of its total capitalization. The Company has an interest rate protection agreement in place relative to $75,000 of floating rate debt as discussed above.

     Based on the debt and the market value of equity, the Company's debt to total market capitalization (debt plus market value equity) ratio was 63.1% at March 31, 1999.

     The two properties in which Ramco-Gershenson Properties, L.P. (the "Operating Partnership"), owns an interest and are accounted for on the equity method of accounting are subject to non-recourse mortgage indebtedness. At March 31, 1999, the pro rata share of non-recourse mortgage debt on the unconsolidated properties (accounted for on the equity method) was $6,175 with a weighted average interest rate of 9.1%.

     The Company's current capital structure includes property specific mortgages, a construction loan, the unsecured term loan, the Credit Facility, Series A Preferred Shares, Common Shares and a minority interest in the Operating Partnership. Currently, the minority interest in the Operating Partnership represents the 29.0% ownership in the Operating Partnership which, may under certain conditions, be exchanged for approximately 2.9 million Common Shares.

     As of March 31, 1999, Operating Partnership Units ("OP Units"), issued are exchangeable for Common Shares of the Company on a one-for-one basis. The Company, as sole general partner of the Operating Partnership, has the option to exchange OP Units for cash based on the current trading price of the

Company's Common Shares. Assuming the exchange of all limited partnership interests in the Operating Partnership, there would be outstanding approximately
10.2 million Common Shares with a market value of approximately $162,091 at March 31, 1999 (based on the closing price of $15.94 per share on March 31, 1999).

     The principal uses of the Company's liquidity and capital resources are for development, including expansion and renovation programs, acquisitions and debt repayment. To maintain its qualification as a real estate investment trust under the Internal Revenue Code of 1986, as amended (the "Code"), the Company is required to distribute to its shareholders at least 95% of its "Real Estate Investment Trust Taxable Income" as defined in the Code.

     The Company anticipates that the combination of the availability under the Credit Facility, potential new borrowings relative to the acquired properties and development properties, construction loans, the sale of existing properties, joint ventures, and potential future offering of securities under a shelf registration statement will provide adequate liquidity for the foreseeable future to fund future developments, expansions, repositionings, acquisitions and to continue its currently planned capital programs and to make distributions to its shareholders in accordance with the Code's requirements applicable to REIT's. Although the Company believes that the combination of factors discussed above will provide sufficient liquidity, no such assurance can be given.

     During July 1997 Montgomery Wards, ("Wards"), a tenant at three of the Company's properties, Tel-Twelve Mall, Clinton Valley Mall and Shoppes of Lakeland, filed for protection under Chapter 11 of the Bankruptcy Code. The Company was notified in March 1998 that Wards rejected the lease at the Company's Clinton Valley Mall. This location consists of a 101,200 square foot department store and a 7,480 square foot TBA store (Tires, Batteries and Automotive). On an annual basis, Wards paid, in the aggregate, approximately $1,000 in base rent and operating and real estate tax expense reimbursement for the Clinton Valley Mall. The Company has leased 30,900 square feet of the former department store and rental income commenced during the first quarter of 1999. The Company is pursuing replacement tenants for the balance of the space.

     On February 4, 1999, Crowley, Milner and Company, a tenant at the Company's Tel-Twelve Mall, filed for protection under Chapter 11 of the Bankruptcy Code. For 1998, Crowley's paid approximately $396 in base rent and operating and real estate tax expense reimbursement.

     On March 27, 1999, Service Merchandise Company, Inc. ("Service Merchandise"), a tenant at three of the Company's properties (Shoppes of Lakeland, West Oaks I and Roseville Plaza), filed for protection under Chapter 11 of the Bankruptcy Code. For 1998, Service Merchandise paid approximately $1,188 in base rent and operating and real estate tax expense reimbursements.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1999 TO THREE MONTHS ENDED MARCH 31, 1998.

     Total revenues for the three months ended March 31, 1999 increased $3,329, or 18.1%, to $21,773 as compared to $18,444 for the three months ended March 31, 1998. Minimum rents increased 13.7%, or $1,819, to $15,114 for the three months ended March 31, 1999 as compared to $13,295 for the same period in 1998. The four properties acquired during 1998 contributed $1,217 to minimum rents.

     Recoveries from tenants increased $1,165, or 25.1%, to $5,808 for the three months ended March 31, 1999 as compared to $4,643 for the three months ended March 31, 1998. The increase is attributable to higher occupancy rates for the core portfolio (shopping center properties owned as of January 1, 1998); 94.3% occupancy rate at March 31, 1999 compared to 93.0% at March 31, 1998. For the three months ended March 31, 1999, the recovery ratio increased to 99.0% from 98.5% for the same period in 1998. As the Southeast Portfolio leases expire, new lease agreements have been negotiated, allowing the Company to increase the recovery ratios to levels similar to the Company's normal recovery ratio of approximately 100%.

     Percentage rents increased $227 in the first quarter of 1999 to $625, due primarily to strong retail sales during 1998. Interest and other income increased from $108 for the three months ended March 31, 1998 to $226 for the three months ended March 31, 1999. The major components of this increase were attributable to higher temporary tenant rentals and additional interest income for the quarter ended March 31, 1999 compared to the quarter ended March 31, 1998.

     Total expenses for the three months ended March 31, 1999 increased 13.7%, or $2,139, to $17,710 as compared to $15,571 for the three months ended March 31, 1998. The increase was due to a $1,155 increase in total recoverable expenses, including recoverable operating expenses and real estate taxes, a $355 increase in depreciation and amortization expense, a $210 increase in other operating expenses, and a $462 increase in interest expense, offset by a $43 decrease in general and administrative expenses.

     Total recoverable expenses, including recoverable operating expenses and real estate taxes, increased by 24.5%, or $1,155, to $5,868 as compared to $4,713 for the three months ended March 31, 1998. The increase in recoverable expenses is primarily attributable to the four acquisitions made during 1998 and the opening of an anchor store at White Lake MarketPlace development during the first quarter of 1999.

     Depreciation and amortization expense increased 12.1%, or $355, to $3,291 for the three months ended March 31, 1999 as compared to $2,936 for the three months ended March 31, 1998. The increase is the result of acquisitions and renovations made during 1998. Other operating expenses increased from $236 for the three months ended March 31, 1998 to $446 for the three months ended March 31, 1999. The increase is primarily due to $201 of additional bad debt expense included in other operating expenses for the three months ended March 31, 1999 when compared to the same quarter of 1998.

     Interest expense increased $462, from $6,049 in the first quarter of 1998 to $6,511 in the first quarter of 1999, primarily reflecting the interest expense on the mortgage loan assumed in connection with the acquisition of Aquia Towne Center in September 1998 and increased borrowings on the Credit Facility at March 31, 1999 when compared to the outstanding debt at March 31, 1998.

     The minority interest of $1,186 for the three months ended March 31, 1999 represents a 29.0% share of income before minority interest of the operating partnership compared to a 28.0% share of income before minority interest, or $791 for the three months ended March 31, 1998.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses consisted of the following:

                                                                  THREE MONTHS
                                                                     ENDED
                                                                   MARCH 31,
                                                                ----------------
                                                                 1999      1998
                                                                 ----      ----
Management fees.............................................    $  417    $  328
Leasing and development fees................................       110        65
Other revenues..............................................       249       162
Leasing/Development cost reimbursements.....................       726       494
                                                                ------    ------
     Total revenues.........................................     1,502     1,049
                                                                ------    ------
Employee expenses...........................................     1,553     1,355
Office and other expenses...................................       309       318
Depreciation and amortization...............................        53        62
                                                                ------    ------
     Total expenses.........................................     1,915     1,735
Operating partnership cost reimbursement expenses...........       413       686
                                                                ------    ------
Operating partnership administrative expenses...............       791       653
                                                                ------    ------
Shopping center level general and administrative expenses...       390       298
                                                                ------    ------
     Total general and administrative expenses..............    $1,594    $1,637
                                                                ======    ======

     Total general and administrative expenses decreased $43 for the three months ended March 31, 1999 when compared to the three months ended March 31, 1998. Total revenues increased $453 from $1,049 for the three months ended March 31, 1998 to $1,502 for the comparable period in 1999. Employee expenses increased $198 during the first quarter of 1999 to $1,553 from $1,355 in the first quarter of 1998, primarily due to additional management team employees hired subsequent to March 31, 1998 to support the growth of the Company and increases in overall salaries. Operating partnership administrative expenses increased $138 during the first quarter of 1999 when compared to the first quarter ended March 31, 1998. This increase is attributable to the Company abandoning two proposed acquisitions during the first quarter of 1999, at costs of $145.

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

     The following table illustrates the calculation of FFO for the three months ended March 31, 1999, and 1998:

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                                ------------------
                                                                 1999       1998
                                                                 ----       ----
Net Income..................................................    $ 2,809    $ 2,003
  Add: Depreciation and amortization........................      3,298      2,943
  Add: Minority interest in partnership.....................      1,186        791
                                                                -------    -------
Funds from operations -- diluted............................      7,293      5,737
  Less: Preferred share dividends...........................       (840)      (280)
                                                                -------    -------
Funds from operations -- basic..............................    $ 6,453    $ 5,457
                                                                =======    =======
Weighted average equivalent shares outstanding (1)
  Basic.....................................................     10,170      9,891
                                                                =======    =======
  Diluted...................................................     12,171     10,604
                                                                =======    =======
Supplemental disclosure:
  Straight-line rental income...............................    $   657    $   421
                                                                =======    =======
  Amortization of management contracts and covenants not to
     compete................................................    $   124    $   124
                                                                =======    =======

-------------------------
(1) For basic FFO, represents the weighted average total shares outstanding, assuming the redemption of all Operating Partnership Units for Common Shares. For diluted FFO, represents the weighted average total shares outstanding, assuming the redemption of all Operating Partnership Units for Common Shares, the Series A Preferred Shares converted to Common Shares, and the common shares issuable under the treasury stock method upon exercise of stock options.

CAPITAL EXPENDITURES

     During the three months ended March 31, 1999, the Company spent approximately $723 on revenue generating capital expenditures including tenant allowances, leasing commissions paid to third-party brokers, legal costs relative to lease documents, and capitalized leasing and construction costs. These types of costs generate a return through rents from tenants over the term of their leases. Revenue enhancing capital expenditures, including expansions, renovations or repositionings, were approximately $1,593. Revenue neutral capital expenditures, such as roof and parking lot repairs which are anticipated to be recovered from tenants, amounted to approximately $272.

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

     Contingency plans will be developed if it appears the Company or its key suppliers and tenants will not be Year 2000 compliant, and if such noncompliance is expected to have a significant adverse effect on the Company's financial position or results of operations.

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

FORWARD LOOKING STATEMENTS

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

                          PART II -- OTHER INFORMATION

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

(a)    EXHIBITS
       See Exhibit Index immediately preceding the exhibits.
(b)    REPORTS ON FORM 8-K
       Not applicable

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                                   RAMCO-GERSHENSON PROPERTIES TRUST



Date: May 7, 1999                  By:    /s/ DENNIS E. GERSHENSON
                                      ------------------------------------
                                               Dennis E. Gershenson
                                               President and Trustee
                                              (Chief Executive Officer)

Date: May 7, 1999                  By:    /s/ RICHARD J. SMITH
                                      ----------------------------------------
                                               Richard J. Smith
                                             Chief Financial Officer
                                            (Principal Accounting Officer)

                                 EXHIBIT INDEX


EXHIBIT NO.             DESCRIPTION
-----------             -----------
27.1              Financial Data Schedule