Form 10-Q
period 1999-06-30
RAMCO GERSHENSON PROPERTIES TRUST
filed 1999-08-11
CIK 842183

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                            ------------------------

                                   FORM 10-Q

   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

                        Yes  X                    No  __

     Number of common shares of beneficial interest ($.01 par value) of the Registrant outstanding as of June 30, 1999: 7,217,993

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                       PAGE NO.
                                                                       --------
PART I. FINANCIAL INFORMATION
ITEM 1.  Financial Statements
         Consolidated Balance Sheets -- June 30, 1999 (unaudited) and
           December 31, 1998.........................................  3
         Consolidated Statements of Income (unaudited) -- Three
           Months and Six Months Ended June 30, 1999 and 1998........  4
         Consolidated Statement of Shareholders' Equity
           (unaudited) -- Six Months Ended June 30, 1999.............  5
         Consolidated Statements of Cash Flows (unaudited) -- Six
           Months Ended June 30, 1999 and 1998.......................  6
         Notes to Consolidated Financial Statements (unaudited)......  7
ITEM 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................  10
PART II. OTHER INFORMATION
ITEM 3.  Submission of Matters to a Vote of Security Holders.........  17
ITEM 4.  Exhibits and Reports on Form 8-K............................  17

SIGNATURES...........................................................  18

                        PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                       RAMCO-GERSHENSON PROPERTIES TRUST
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 JUNE 30,      DECEMBER 31,
                                                                   1999            1998
                                                                 --------      ------------
                                                                (UNAUDITED)
ASSETS
Investment in real estate -- net (Note 2)...................     $528,242        $509,844
Cash and cash equivalents...................................        3,049           4,550
Accounts receivable -- net..................................       10,738           9,864
Equity investments in and advances to unconsolidated
  entities..................................................        5,769           5,896
Other assets -- net (Note 3)................................       15,412          14,250
                                                                 --------        --------
     Total Assets...........................................     $563,210        $544,404
                                                                 ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgages and notes payable (Note 4)........................     $350,150        $328,248
Distributions payable.......................................        5,121           5,244
Accounts payable and accrued expenses.......................       14,945          15,235
                                                                 --------        --------
     Total Liabilities......................................      370,216         348,727
Minority Interest...........................................       48,271          48,535
Commitments and Contingencies (Note 6)......................           --              --

SHAREHOLDERS' EQUITY
Preferred Shares, par value $.01, 10,000 shares authorized;
  1,400 Series A convertible shares issued and outstanding,
  liquidation value of $35,000..............................       33,829          33,829
Common Shares of Beneficial Interest, par value $.01, 30,000
  shares authorized; 7,218 issued and outstanding...........           72              72
Additional paid-in capital..................................      151,973         151,973
Cumulative distributions in excess of net income............      (41,151)        (38,732)
                                                                 --------        --------
     Total Shareholders' Equity.............................      144,723         147,142
                                                                 --------        --------
          Total Liabilities and Shareholders' Equity........     $563,210        $544,404
                                                                 ========        ========

                See notes to consolidated financial statements.

                       RAMCO-GERSHENSON PROPERTIES TRUST
                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                            FOR THE THREE             FOR THE SIX
                                                             MONTHS ENDED             MONTHS ENDED
                                                               JUNE 30,                 JUNE 30,
                                                          ------------------       ------------------
                                                           1999       1998          1999       1998
                                                           ----       ----          ----       ----
REVENUES
  Minimum rents.......................................    $14,909    $13,146       $30,023    $26,441
  Percentage rents....................................        534        354         1,159        752
  Recoveries from tenants.............................      5,121      4,620        10,929      9,263
  Interest and other income...........................        191        141           422        249
                                                          -------    -------       -------    -------
     Total Revenues...................................     20,760     18,261        42,533     36,705
                                                          -------    -------       -------    -------
EXPENSES
  Real estate taxes...................................      2,008      1,700         3,986      3,447
  Recoverable operating expenses......................      3,305      3,001         7,195      5,967
  Depreciation and amortization.......................      3,361      2,940         6,652      5,867
  Other operating.....................................        105        179           551        415
  General and administrative..........................      1,916      1,312         3,510      2,949
  Interest expense....................................      6,428      6,195        12,939     12,244
                                                          -------    -------       -------    -------
     Total Expenses...................................     17,123     15,327        34,833     30,898
                                                          -------    -------       -------    -------
Operating income......................................      3,637      2,934         7,700      5,807
Loss from unconsolidated entities.....................         82         84           150        163
                                                          -------    -------       -------    -------
Income before minority interest.......................      3,555      2,850         7,550      5,644
Minority interest.....................................      1,030        771         2,216      1,562
                                                          -------    -------       -------    -------
Net income............................................      2,525      2,079         5,334      4,082
Preferred dividends...................................       (849)      (283)       (1,689)      (563)
                                                          -------    -------       -------    -------
Net income available to common shareholders...........    $ 1,676    $ 1,796       $ 3,645    $ 3,519
                                                          =======    =======       =======    =======
Basic earnings per share..............................      $0.23      $0.25         $0.50      $0.49
                                                          =======    =======       =======    =======
Diluted earnings per share............................      $0.23      $0.25         $0.50      $0.49
                                                          =======    =======       =======    =======
Weighted average shares outstanding:
  Basic...............................................      7,218      7,123         7,218      7,123
                                                          =======    =======       =======    =======
  Diluted.............................................      7,219      7,172         7,218      7,171
                                                          =======    =======       =======    =======

                See notes to consolidated financial statements.

                       RAMCO-GERSHENSON PROPERTIES TRUST
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                           COMMON      ADDITIONAL     CUMULATIVE         TOTAL
                                             PREFERRED      STOCK       PAID-IN       EARNINGS/      SHAREHOLDERS'
                                               STOCK      PAR VALUE     CAPITAL      DISTRIBUTION       EQUITY
                                             ---------    ---------    ----------    ------------    -------------

BALANCE, JANUARY 1, 1999.................     $33,829        $72        $151,973       $(38,732)       $147,142
Cash distributions declared..............                                                (6,064)         (6,064)
Preferred Shares dividends declared......                                                (1,689)         (1,689)
Net income...............................                                                 5,334           5,334
                                              -------        ---        --------       --------        --------
BALANCE, JUNE 30, 1999...................     $33,829        $72        $151,973       $(41,151)       $144,723
                                              =======        ===        ========       ========        ========

                See notes to consolidated financial statements.

                       RAMCO-GERSHENSON PROPERTIES TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                 FOR THE SIX MONTHS
                                                                   ENDED JUNE 30,
                                                                --------------------
                                                                  1999        1998
                                                                  ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income................................................    $  5,334    $  4,082
  Adjustments to reconcile net income to net cash flows
     provided by operating activities:
     Depreciation and amortization..........................       6,652       5,876
     Amortization of deferred financing costs...............         469         528
     Loss from unconsolidated entities......................         150         163
     Minority interest......................................       2,216       1,562
     Changes in assets and liabilities that provided (used)
      cash:
       Accounts receivable..................................        (874)     (1,185)
       Other assets.........................................      (1,716)     (2,694)
       Accounts payable and accrued expenses................        (290)       (269)
                                                                --------    --------
Cash Flows Provided by Operating Activities.................      11,941       8,063
                                                                --------    --------
CASH FLOWS USED IN INVESTING ACTIVITIES
  Real estate acquired......................................     (24,481)    (12,176)
  Advances (to) from unconsolidated entities................         (23)        227
                                                                --------    --------
Cash Flows Used in Investing Activities.....................     (24,504)    (11,949)
                                                                --------    --------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
  Cash distributions to shareholders........................      (6,064)     (6,546)
  Cash distributions to operating partnership unit
     holders................................................      (2,603)     (2,158)
  Cash dividends paid on Preferred Shares...................      (1,689)         --
  Repayment of Credit Facility..............................      (4,000)     (3,000)
  Principal repayments on mortgages payable.................      (1,505)     (3,279)
  Adjustment of net proceeds from Preferred Shares..........          --        (330)
  Payment of deferred financing costs.......................        (484)       (154)
  Borrowings on Credit Facility.............................      10,000      19,100
  Borrowings on Construction Loans..........................      17,407          --
  Net advances from related entities........................          --          21
  Refund of deferred financing costs........................          --         250
  Net proceeds from exercise of stock options...............          --           5
                                                                --------    --------
Cash Flows Provided by Financing Activities.................      11,062       3,909
                                                                --------    --------
Net (Decrease) Increase in Cash and Cash Equivalents........      (1,501)         23
Cash and Cash Equivalents, Beginning of Period..............       4,550       5,033
                                                                --------    --------
Cash and Cash Equivalents, End of Period....................    $  3,049    $  5,056
                                                                ========    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid for interest during the period...............    $ 12,860    $ 11,628
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

     IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS -- In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management has not yet evaluated the effects of this change on its financial position or results of operations. The Company will adopt SFAS No. 133 as required for its first quarterly filing of fiscal year 2001.

2. REAL ESTATE

     Investment in real estate consists of the following:

                                                                JUNE 30, 1999       DECEMBER 31, 1998
                                                                -------------       -----------------
                                                                 (UNAUDITED)
Land........................................................      $ 82,781              $ 64,433
Buildings and Improvements..................................       471,790               464,216
Construction-in-progress....................................         5,890                 7,331
                                                                  --------              --------
                                                                   560,461               535,980
Less: accumulated depreciation..............................       (32,219)              (26,136)
                                                                  --------              --------
Investment in real estate -- net............................      $528,242              $509,844
                                                                  ========              ========

3. OTHER ASSETS

     Other assets are as follows:

                                                                JUNE 30, 1999       DECEMBER 31, 1998
                                                                -------------       -----------------
                                                                 (UNAUDITED)
Leasing costs and other.....................................       $ 8,089               $ 6,893
Prepaid expenses and other..................................         3,504                 3,426
Deferred financing costs....................................         3,543                 3,059
Proposed development and acquisition costs..................         4,353                 3,911
                                                                   -------               -------
                                                                    19,489                17,289
Less: accumulated amortization..............................        (4,077)               (3,039)
                                                                   -------               -------
Other assets -- net.........................................       $15,412               $14,250
                                                                   =======               =======

4. MORTGAGES AND NOTES PAYABLE

     Mortgages and notes payable consist of the following:

                                                              JUNE 30, 1999   DECEMBER 31, 1998
                                                              -------------   -----------------
                                                               (UNAUDITED)
Fixed rate mortgages with interest rates ranging from 6.83%
  to 8.50% due at various dates through 2008................    $170,866          $172,371
Floating rate mortgages at 75% of the rate of long-term
  Capital A rated utility bonds, due January 1, 2010, plus
  supplemental interest to equal LIBOR plus 200 basis
  points. The effective rate at June 30, 1999 was 6.59% and
  at December 31, 1998 was 7.49%............................       7,000             7,000
Construction loan financing, with an interest rate at LIBOR
  plus 250 basis points due December 2002. The effective
  rate at June 30, 1999, was 7.02% Maximum borrowings of
  $18,500...................................................      15,801                --
Construction loan financing, with an interest rate at LIBOR
  plus 185 basis points due June 2002. The effective rate at
  June 30, 1999, was 7.01% and at December 31, 1998 was
  7.10%. Maximum borrowings of $14,000......................       7,495             5,889
Unsecured term loan, due October 1, 2000. The effective rate at June 30, 1999 was 8.88% and at December 31, 1998 was
  9.06%.....................................................      45,000            45,000
Credit Facility, due October 2000, maximum available
  borrowings of $110,000. The effective rate at June 30,
  1999 was 7.37%, and at December 31, 1998 was 7.35%........     103,988            97,988
                                                                --------          --------
                                                                $350,150          $328,248
                                                                ========          ========

     The mortgage notes and construction loans are secured by mortgages on properties that have an approximate net book value of $325,942 as of June 30, 1999. The Credit Facility is secured by mortgages on various properties that have an approximate net book value of $179,772 as of June 30, 1999.

     At June 30, 1999, outstanding letters of credit issued under the Credit Facility, not reflected in the accompanying consolidated balance sheet, total approximately $335.

     The following table presents scheduled principal payments on mortgages and notes payable as of June 30, 1999:

                         YEAR ENDED
                        DECEMBER 31,
                        ------------
1999 (July 1 -- December 31)................................    $  1,607
2000........................................................     157,486
2001........................................................       4,128
2002........................................................      25,693
2003........................................................       3,653
Thereafter..................................................     157,583
                                                                --------
     Total..................................................    $350,150
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

     Approximate future minimum rentals under noncancelable operating leases in effect at June 30, 1999, assuming no new or renegotiated leases nor option extensions on lease agreements, are as follows:

                         YEAR ENDED
                        DECEMBER 31,
                        ------------
1999 (July 1 -- December 31)................................    $ 28,832
2000........................................................      54,076
2001........................................................      48,692
2002........................................................      43,752
2003........................................................      38,556
Thereafter..................................................     263,230
                                                                --------
     Total..................................................    $477,138
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

     During the third quarter of 1994, the Company held more than 25% of the value of its gross assets in overnight Treasury Bill reverse repurchase transactions which the United States Internal Revenue Service (the "IRS") may view as non-qualifying assets for the purposes of satisfying an asset qualification test applicable to REIT's, based on a Revenue Ruling published in 1977 (the "Asset Issue"). The Company requested that the IRS enter into a closing agreement which would state that the Asset Issue would not impact the Company's status as a REIT. The IRS deferred any action relating to the Asset Issue pending the further examination of the Company's 1991-1995 tax returns (the "Tax Audit"). Based on developments in the law, which occurred since 1977, the Company's Tax Counsel, Battle Fowler LLP, rendered an opinion that the Company's investment in Treasury Bill repurchase obligations would not adversely affect its REIT status. However, such opinion is not binding upon the IRS.

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

     The IRS agent conducting the examination has issued his examination report with respect to the tax issues raised in the Tax Audit, including the Asset Issue (collectively, the "Tax Issues"). The report sets forth a number of positions which the examining agent has taken with respect to the Company's taxes for the years that are subject to the Tax Audit, which the Company believes are not consistent with applicable law and regulations of the IRS. Based upon the report, the Company could be liable for up to $41.2 million in combined taxes, penalties and interest through August 15, 1999. The proposed adjustments to taxable income could require the Company to pay a deficiency dividend to its current shareholders resulting in combined taxes, penalties, interest and deficiency dividend of approximately $42.5 million as of August 15, 1999.

     As noted above, pursuant to a Tax Agreement between Atlantic and the Company, Atlantic assumed all liability arising out of the Tax Audit and Tax Issues, including the payment of the deficiency dividend. Based upon the amount of Atlantic's net assets, as disclosed in its most recent quarterly report on Form 10-Q for the period ended March 31, 1999, the Company does not believe that the ultimate resolution of the Tax Issues will have a material adverse effect on the financial position, results of operations or cash flows of the Company. The issuance of the revenue agent's report constitutes only the first step in the IRS administrative process for determining whether there is any deficiency in the Company's tax liability for the years at issue and any adverse determination by the examining agent is subject to administrative appeal within the IRS and, thereafter, to judicial review. As noted above, the agent's report sets forth a number of positions, which the Company and its legal counsel believe are not consistent with applicable law and regulations of the IRS. Accordingly, the Company intends to file an administrative appeal challenging the findings contained in the IRS agent's examination report.

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

     In February 1999, Crowley, Milner and Company (Crowley's), a tenant at the Company's Tel-Twelve Mall, filed for protection under Chapter 11 of the Bankruptcy Code. For 1998, Crowley's paid approximately $396 in base rent and operating and real estate tax expense reimbursement.

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

CAPITAL RESOURCES AND LIQUIDITY

     The Company generated $11,941 in cash flows from operating activities for the six months ended June 30, 1999 and used $24,504 to fund investing activities, principally the development of two shopping centers and to improve its properties. During the six months ended June 30, 1999, financing activities provided $17,407 from borrowings on two construction loans; $6,000 from borrowings on the Credit Facility, net of repayments of $4,000; used $1,505 to pay mortgage obligations and $10,356 for cash distributions to shareholders, holders of operating partnership units and dividends paid to preferred shareholders.

     The Company's mortgage and notes payable amounted to $350,150 at June 30, 1999, with a weighted average interest rate of 7.70%. The debt consists of nine loans secured by various properties, plus two construction loans, one unsecured term loan and the Credit Facility, as defined below. Eight of the mortgage loans amounting to $170,866 have maturities ranging from 2000 to 2008, monthly payments which include regularly scheduled amortization, and have fixed interest rates ranging between 6.83% to 8.50%. One of the mortgage loans, evidenced by tax free bonds, amounting to $7,000 secured by Oakbrook Square Shopping Center is non-amortizing, matures in 2010, and carries a floating interest rate equal to 75% of the new issue long term Capital A rated utility bonds, plus interest to the lender sufficient to cause the lender's overall yield on its investment in the bonds to be equal to 200 basis points over their applicable LIBOR rate (6.59% at June 30, 1999).

     The Company has a $18.5 million construction loan to finance the development of an 88 acre parcel of land located in Auburn Hills, Michigan. The loan carries an interest rate of 250 basis points over LIBOR, an effective interest rate of 7.01% at June 30, 1999 and matures December 2000. At the Company's option, the loan can be converted to a 2-year term loan. Approximately $15.8 million has been borrowed as of June 30, 1999.

     The Company has a $14 million construction loan to finance the White Lake MarketPlace shopping center development. The loan carries an interest rate of 185 basis points over LIBOR, an effective rate of 7.01% at June 30, 1999, and matures June 2000. At the Company's option, the loan can then be converted to a 2-year term loan. Approximately $7.5 million has been borrowed at June 30, 1999.

     The Company has an unsecured term loan amounting to $45,000, maturing October 2000. This term loan bears interest between 250 and 275 basis points over LIBOR, depending on certain debt ratios (8.88% at June 30, 1999).

     The Company currently has a $110,000 Credit Facility, of which $103,988 was outstanding as of June 30, 1999. This credit facility bears interest between
137.5 and 162.5 basis points over LIBOR depending on certain debt ratios (effective interest rate of 7.37% at June 30, 1999) and matures October 2000. The credit facility is secured by mortgages on various properties and contains financial covenants relating to liabilities-to-assets ratio, minimum operating coverage ratios and a minimum equity value. As of June 30, 1999, the Company was in compliance with the covenant terms.

     At June 30, 1999, outstanding letters of credit issued under the Credit Facility amounted to $335.

     The Company used proceeds from the borrowings under the Credit Facility and the construction loans to finance the development of the two above-mentioned properties and to pay for other capital expenditures.

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

     After taking into account the impact of converting the variable rate debt into fixed rate debt by use of the rate protection agreement, the Company's variable rate debt accounted for $104,285 of outstanding debt with a weighted average interest rate of 7.85%. Variable rate debt accounted for approximately 29.8% of the Company's total debt and 19.0% of its total capitalization. The Company has an interest rate protection agreement in place relative to $75,000 of floating rate debt as discussed above.

     Based on the debt and the market value of equity, the Company's debt to total market capitalization (debt plus market value equity) ratio was 63.9% at June 30, 1999

     The two properties in which Ramco-Gershenson Properties, L.P. (the "Operating Partnership"), owns an interest and are accounted for on the equity method of accounting are subject to non-recourse mortgage indebtedness. At June 30, 1999, the pro rata share of non-recourse mortgage debt on the unconsolidated properties (accounted for on the equity method) was $6,154 with a weighted average interest rate of 9.14%.

     The Company's current capital structure includes property specific mortgages, two construction loans, the unsecured term loan, the Credit Facility, Series A Preferred Shares, Common Shares and a minority interest in the Operating Partnership. Currently, the minority interest in the Operating Partnership represents the 29.0% ownership in the Operating Partnership which, may under certain conditions, be exchanged for approximately 2.9 million Common Shares.

     As of June 30, 1999, Operating Partnership Units ("OP Units"), issued are exchangeable for Common Shares of the Company on a one-for-one basis. The Company, as sole general partner of the Operating Partnership, has the option to exchange OP Units for cash based on the current trading price of the Company's Common Shares. Assuming the exchange of all limited partnership interests in the Operating Partnership, there would be outstanding approximately 10.2 million Common Shares with a market value of approximately $165,270 at June 30, 1999 (based on the closing price of $16.25 per share on June 30, 1999).

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

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1999 TO SIX MONTHS ENDED JULY 30, 1998

     Total revenues for the six months ended June 30, 1999 increased by 15.9%, or $5,828, to $42,533 as compared to $36,705 for the six months ended June 30, 1998. Minimum rents increased 13.5%, or $3,582 to $30,023 for the six months ended June 30, 1999 as compared to $26,441 for the same period in 1998. The acquisition of Southbay Fashion Center, Conyers Crossing, Aquia Towne Center and Rivertowne Square during 1998 contributed $2,317 to the increase in minimum rents for the six months ended June 30, 1999.

     Recoveries from tenants increased $1,666, or 18.0% to $10,929 for the six months ended June 30, 1999 as compared to $9,263 for the six months ended June 30, 1998. The increase is attributable to increases in recoverable operating expenses in 1999 and higher occupancy rates for the Core Portfolio (shopping center properties owned as of January 1, 1998); 93.7% occupancy rate at June 30, 1999 compared to 91.9% at June 30, 1998. The recovery ratio for the six months ended June 30, 1999 decreased to 97.7% from 98.4% for the same period in 1998. The decrease in the ratio is attributable to lower recovery ratios at the 1998 acquisitions properties when compared to the Core Portfolio. If the four acquisition properties were excluded from the calculation, the recovery ratio would have been approximately 99% for the six months ended June 30, 1999. As leases expire at the four properties acquired during 1998, new lease agreements should be negotiated at rates similar to the Company's normal recovery ratio of approximately 100%.

     For the six months ended June 30, 1999, percentage rents increased $407, of which $145 was due to the four acquisitions made in 1998. Interest and other income increased from $249 for the six months ended June 30, 1998 to $422. The material components of this increase were attributable to higher temporary tenant rentals and additional interest income for the six months ended June 30, 1999.

     Total expenses for the six months ended June 30, 1999 increased by 12.7%, or $3,935, to $34,833 as compared to $30,898 for the six months ended June 30, 1998. The increase was due to a $1,767 increase in total recoverable expenses, including real estate taxes and recoverable operating expenses, a $776 increase in depreciation and amortization, a $136 increase in other operating expenses, a $561 increase in general and administrative expenses, and a $695 increase in interest expense.

     Total recoverable expenses, including real estate taxes and recoverable operating expenses, increased by 18.18%, or $1,767, to $11,181 as compared to $9,414 for the six months ended June 30, 1998. The increase in recoverable expenses is primary attributable to the four acquisitions made during 1998 and the opening of Home Depot at White Lake Marketplace development during the first quarter of 1999.

     Depreciation and amortization expense increased $776, or 13.2%, to $6,652 as compared to $5,876 for the six months ended June 30, 1998. The increase is the result of acquisitions and renovations made during 1998. Other operating expenses increased from $415 for the six months ended June 30, 1998 to $551 for the six months ended June 30, 1999. The increase is primarily due to $92 of additional bad debt expense for the six months ended June 30, 1999 when compared to 1998.

     Interest expense increased $695, from $12,244 to $12,939 for the six months ended June 30, 1999. The 5.7% increase is the result of additional interest expense on a mortgage loan assumed in connection with the acquisition of Aqua Towne Center in September 1998 and increased borrowings on the Credit Facility and construction loans.

     The minority interest of $2,216 for the six months ended June 30, 1999 represents a 29.0% share of income before minority interest of the operating partnership compared to a 28.0% share of income before minority interest, or $1,562 for the six months ended June 30, 1998.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1999 TO THREE MONTHS ENDED JUNE 30,
1998

     Total revenues increased $2,499, or 13.7%, from $18,261 for the three months ended June 30, 1998 to $20,760 for the three months ended June 30, 1999. The increase was a result of a $1,763 increase in minimum rents, a $501 increase in recoveries from tenants, $180 increase in percentage rents and an increase of $50 in interest and other income.

     Minimum rents for the three months ended June 30, 1999 increased $1,763, or 13.4% to $14,909 from $13,146 for the three months ended June 30, 1998. The four properties acquired during 1998 and the opening of an anchor store at White Lake MarketPlace development during the first quarter of 1999 accounted for $1,433, or 81.3% of this increase. Recoveries from tenants increased 10.8%, or $501, to $5,121 from $4,620 for the three months ended June 30, 1998. The impact of the 1998 acquisitions amounted to $208, or 41.5% of this increase.

     The recovery ratio for the three months ended June 30, 1999 decreased to 96.4% as compared to 98.3% for the comparable quarter ended June 30, 1998. The decrease in the ratio is attributable to lower recovery ratios at the 1998 acquisitions properties as compared to the Core Portfolio. As leases turnover at these four properties, the recovery ratios should increase to a level comparable to the Company's normal ratio.

     Percentage rents increased 50.8%, or $180, to $534 for the three months ended June 30, 1999 as compared to $354 for the three months ended June 30, 1998. The increase in percentage rents is attributable to $102 related to the 1998 acquisitions included in the three months ended June 30, 1999 and the result of strong retail sales.

     Total expenses for the three months ended June 30, 1999 increased by $1,796, or 11.7%, to $17,123 as compared to $15,327 for the three months ended June 30, 1998. The increase was due to a $612 increase in total recoverable expenses, including real estate taxes and recoverable operating expenses, a $421 increase in depreciation and amortization, an increase of $604 in general and administrative expenses, a decrease of $74 in other operating expenses and an increase of $233 in interest expense.

     Total recoverable expenses, including real estate taxes and recoverable operating expenses, increased by 13.0%, or $612, to $5,313 as compared to $4,701 for the three months ended June 30, 1998. Depreciation and amortization increased by 14.3%, or $421, to $3,361 as compared to $2,940 for the three months ended June 30, 1998, and general and administrative expenses increased $604, or 46.0% to $1,916 as compared to $1,312 for the three months ended June 30, 1998. The increase in recoverable expenses of $612 and depreciation and amortization of $421 are primarily due to the 1998 acquisitions and the opening of Home Depot at the White Lake MarketPlace development during the first quarter of 1999.

     Other operating expenses decreased $74, or 41.3%, to $105 for the three months ended June 30, 1999 as compared to $179 for the three months ended June 30, 1998. The decrease is the primarily the result of a decrease in bad debt expense for the three months ended June 30, 1999 when compared to the same quarter ended June 30, 1998.

     Interest expense increased $233, from $6,195 to $6,428 for the three months ended June 30, 1999. The 3.8% increase is the result of additional interest expense on a mortgage loan assumed in connection with the acquisition of Aqua Townie Center in September 1998 and increased borrowings on the Credit Facility and construction loans.

     The minority interest of $1,030 for the three months ended June 30, 1999 represents a 29.0% share of income before minority interest of the operating partnership compared to a 28.0% share of income before minority interest, or $771 for the three months ended June 30, 1998.

GENERAL AND ADMINISTRATIVE

     Following is a breakdown of the general and administrative expenses shown in the financial statements:

                                                                THREE MONTHS ENDED    SIX MONTHS ENDED
                                                                     JUNE 30,             JUNE 30,
                                                                ------------------    ----------------
                                                                 1999       1998       1999      1998
                                                                 ----       ----       ----      ----
Management fees.............................................    $  353     $  320     $  770    $  648
Leasing and development fees................................       127         77        237       142
Other revenues..............................................       175        183        424       345
Leasing/Development cost reimbursements.....................       469        510      1,195     1,004
                                                                ------     ------     ------    ------
     Total revenues.........................................     1,124      1,090      2,626     2,139
                                                                ------     ------     ------    ------
Employee expenses...........................................     1,365      1,119      2,918     2,474
Office and other expenses...................................       571        479        880       797
Depreciation and amortization...............................       106         65        159       128
                                                                ------     ------     ------    ------
     Total expenses.........................................     2,042      1,663      3,957     3,399
                                                                ------     ------     ------    ------
Operating partnership cost reimbursement expenses...........       918        573      1,331     1,260
                                                                ------     ------     ------    ------
Operating partnership administrative expenses...............       716        620      1,507     1,273
                                                                ------     ------     ------    ------
Shopping center level general and administrative expenses...       282        119        672       416
                                                                ------     ------     ------    ------
          Total general and administrative expenses.........    $1,916     $1,312     $3,510    $2,949
                                                                ======     ======     ======    ======

     The increase in general and administrative expenses, when compared to the six months ended June 30, 1998 is primarily due to corporate general salary increases and an increase in headcount when compared to the six months ended June 30, 1998.

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

     The following table illustrates the calculation of FFO for the three months and six months ended June 30, 1999, and 1998:

                                                            THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                 JUNE 30,              JUNE 30,
                                                            ------------------    ------------------
                                                             1999       1998       1999       1998
                                                             ----       ----       ----       ----
Net Income..............................................    $ 2,525    $ 2,079    $ 5,334    $ 4,082
  Add: Depreciation and amortization....................      3,356      2,947      6,654      5,890
  Add: Minority interest in partnership.................      1,030        771      2,216      1,562
                                                            -------    -------    -------    -------
Funds from operations -- diluted........................      6,911      5,797     14,204     11,534
  Less: Preferred share dividends.......................        849        283      1,689        563
                                                            -------    -------    -------    -------
Funds from operations -- basic..........................    $ 6,062    $ 5,514    $12,515    $10,971
                                                            =======    =======    =======    =======
Weighted average equivalent shares outstanding(1)
  Basic.................................................     10,170      9,891     10,170      9,891
                                                            =======    =======    =======    =======
  Diluted...............................................     12,171     10,607     12,171     10,606
                                                            =======    =======    =======    =======
Supplemental disclosure:
  Straight-line rental income...........................    $   458    $   330    $ 1,115    $   751
                                                            =======    =======    =======    =======
  Amortization of management contracts and covenants not
     to compete.........................................    $   124    $   124    $   248    $   248
                                                            =======    =======    =======    =======

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

CAPITAL EXPENDITURES

     During the six months ended June 30, 1999, the Company spent approximately $20,784 on revenue generating capital expenditures including tenant allowances, leasing commissions paid to third-party brokers, legal costs relative to lease documents, capitalized leasing, land acquisition costs and construction costs. These types of costs generate a return through rents from tenants over the term of their leases. Revenue enhancing capital expenditures, including expansions, renovations or repositionings, were approximately $3,205. Revenue neutral capital expenditures, such as roof and parking lot repairs, which are anticipated to be recovered from tenants, amounted to approximately $1,318.

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

INFLATION

     Substantially all of the leases at the Company's properties provide for tenants to pay their pro rata share of operating expenses, including common area maintenance and real estate taxes, thereby reducing the Company's exposure to increases in operating expenses resulting from inflation. Many of the tenants' leases contain provisions designed to lessen the impact of inflation. Such provisions include the ability to receive percentage rentals based on a tenant's gross sales, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. In addition, many of the leases are for terms of less than ten years, which may enable the Operating Partnership to replace existing leases with new leases at a higher base and/or percentage rentals if rents of the existing leases are below the then existing market rate.

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

                          PART II -- OTHER INFORMATION

ITEM 3 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual Meeting of Shareholders of the Company was held on June 9, 1999. At the Annual Meeting, Selwyn Isakow, Arthur H. Goldberg and Mark K. Rosenfeld were re-elected as trustees of the Company to serve until the 2002 Annual Meeting of Shareholders or until their successors are elected and qualified. The following votes were cast for or were withheld from voting with respect to the election of each of the following persons:

                                                              VOTES         AUTHORITY
                          NAME                                 FOR          WITHHELD
                          ----                                -----         ---------
Selwyn Isakow...........................................    7,108,386        412,224
Arthur H. Goldberg......................................    7,107,575        413,035
Mark K. Rosenfeld.......................................    7,108,236        412,374

     There were no broker non-votes or abstentions in connection with the election of the trustees at the Annual Meeting.

     The following votes were cast for, against or withheld regarding the ratification to increase the number of shares available under the trust's 1996 Share Option Plan:

   FOR      AGAINST   ABSTAIN
   ---      -------   -------
4,469,758   804,808   64,878

ITEM 4 -- EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     See Exhibit Index immediately preceding the exhibits.

(b) Reports on Form 8-K

     No reports on Form 8-K have been filed during the quarter ending June 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                                          RAMCO-GERSHENSON PROPERTIES TRUST

Date: August 11, 1999                                        By: /s/ Dennis E. Gershenson
                                                  ----------------------------------------------------
                                                                  Dennis E. Gershenson
                                                                 President and Trustee
                                                               (Chief Executive Officer)

Date: August 11, 1999                                          By: /s/ Richard J. Smith
                                                  ----------------------------------------------------
                                                                    Richard J. Smith
                                                                Chief Financial Officer
                                                             (Principal Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT NO.                                 DESCRIPTION
-----------                                 -----------
    10.48           Loan Agreement dated June 1, 1999 between RAMCO-GERSHONSON
                    PROPERTIES, L.P. and BANK ONE.
    27.1            Financial Data Schedule