Form 10-Q/A
period 1999-06-30
RAMCO GERSHENSON PROPERTIES TRUST
filed 1999-08-17
CIK 842183

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                            ------------------------


                                  FORM 10-Q/A



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


                                                            FOR THE THREE             FOR THE SIX
                                                             MONTHS ENDED             MONTHS ENDED
                                                               JUNE 30,                 JUNE 30,
                                                          ------------------       ------------------
                                                           1999       1998          1999       1998
                                                           ----       ----          ----       ----
REVENUES
  Minimum rents.......................................    $14,909    $13,146       $30,023    $26,441
  Percentage rents....................................        534        354         1,159        752
  Recoveries from tenants.............................      5,121      4,620        10,929      9,263
  Interest and other income...........................        196        141           422        249
                                                          -------    -------       -------    -------
     Total Revenues...................................     20,760     18,261        42,533     36,705
                                                          -------    -------       -------    -------
EXPENSES
  Real estate taxes...................................      2,008      1,700         3,986      3,447
  Recoverable operating expenses......................      3,305      3,001         7,195      5,967
  Depreciation and amortization.......................      3,361      2,940         6,652      5,867
  Other operating.....................................        105        179           551        415
  General and administrative..........................      1,916      1,312         3,510      2,949
  Interest expense....................................      6,428      6,195        12,939     12,244
                                                          -------    -------       -------    -------
     Total Expenses...................................     17,123     15,327        34,833     30,898
                                                          -------    -------       -------    -------
Operating income......................................      3,637      2,934         7,700      5,807
Loss from unconsolidated entities.....................         82         84           150        163
                                                          -------    -------       -------    -------
Income before minority interest.......................      3,555      2,850         7,550      5,644
Minority interest.....................................      1,030        771         2,216      1,562
                                                          -------    -------       -------    -------
Net income............................................      2,525      2,079         5,334      4,082
Preferred dividends...................................       (849)      (283)       (1,689)      (563)
                                                          -------    -------       -------    -------
Net income available to common shareholders...........    $ 1,676    $ 1,796       $ 3,645    $ 3,519
                                                          =======    =======       =======    =======
Basic earnings per share..............................      $0.23      $0.25         $0.50      $0.49
                                                          =======    =======       =======    =======
Diluted earnings per share............................      $0.23      $0.25         $0.50      $0.49
                                                          =======    =======       =======    =======
Weighted average shares outstanding:
  Basic...............................................      7,218      7,123         7,218      7,123
                                                          =======    =======       =======    =======
  Diluted.............................................      7,219      7,172         7,218      7,171
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

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1999 TO THREE MONTHS ENDED JUNE 30,
1998


     Total revenues increased $2,499, or 13.7%, from $18,261 for the three months ended June 30, 1998 to $20,760 for the three months ended June 30, 1999. The increase was a result of a $1,763 increase in minimum rents, a $501 increase in recoveries from tenants, $180 increase in percentage rents and an increase of $55 in interest and other income.


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

                                          RAMCO-GERSHENSON PROPERTIES TRUST



Date: August 17, 1999                                         By: /s/ DENNIS E. GERSHENSON
                                                  ----------------------------------------------------
                                                                  Dennis E. Gershenson
                                                                 President and Trustee
                                                               (Chief Executive Officer)

Date: August 17, 1999                                           By: /s/ RICHARD J. SMITH
                                                  ----------------------------------------------------
                                                                    Richard J. Smith
                                                                Chief Financial Officer
                                                             (Principal Accounting Officer)