Form 10-Q
period 1999-09-30
RAMCO GERSHENSON PROPERTIES TRUST
filed 1999-11-12
CIK 842183

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                            ------------------------

                                   FORM 10-Q

   [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
                          SECURITIES ACT OF 1934
            FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

                        Yes  X                    No  __

     Number of common shares of beneficial interest ($.01 par value) of the Registrant outstanding as of October 31, 1999: 7,217,993

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                       PAGE NO.
                                                                       --------
PART I. FINANCIAL INFORMATION
ITEM 1.  Financial Statements
         Consolidated Balance Sheets -- September 30, 1999
           (unaudited) and December 31, 1998.........................  3
         Consolidated Statements of Income (unaudited) -- Three
           Months and Nine Months Ended September 30, 1999 and
           1998......................................................  4
         Consolidated Statement of Shareholders' Equity
           (unaudited) -- Nine Months Ended September 30, 1999.......  5
         Consolidated Statements of Cash Flows (unaudited) -- Nine
           Months Ended September 30, 1999 and 1998..................  6
         Notes to Consolidated Financial Statements (unaudited)......  7
ITEM 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................  10
PART II. OTHER INFORMATION
ITEM 4.  Exhibits and Reports on Form 8-K............................  18

SIGNATURES...........................................................  19

                        PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                       RAMCO-GERSHENSON PROPERTIES TRUST
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                SEPTEMBER 30,    DECEMBER 31,
                                                                    1999             1998
                                                                -------------    ------------
                                                                 (UNAUDITED)
ASSETS
Investment in real estate -- net (Note 2)...................      $507,302         $509,844
Cash and cash equivalents...................................         2,812            4,550
Accounts receivable -- net..................................        12,367            9,864
Equity investments in and advances to unconsolidated
  entities (Note 3).........................................        12,231            5,896
Other assets -- net (Note 4)................................        11,486           14,250
                                                                  --------         --------
     Total Assets...........................................      $546,198         $544,404
                                                                  ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgages and notes payable (Note 5)........................      $332,752         $328,248
Distributions payable.......................................         5,130            5,244
Accounts payable and accrued expenses.......................        16,669           15,235
                                                                  --------         --------
     Total Liabilities......................................       354,551          348,727
Minority Interest...........................................        48,137           48,535
  Commitments and Contingencies (Note 7)....................            --               --

SHAREHOLDERS' EQUITY
Preferred Shares, par value $.01, 10,000 shares authorized;
  1,400 Series A convertible shares issued and outstanding,
  liquidation value of $35,000..............................        33,829           33,829
Common Shares of Beneficial Interest, par value $.01, 30,000
  shares authorized; 7,218 issued and outstanding...........            72               72
Additional paid-in capital..................................       151,973          151,973
Cumulative distributions in excess of net income............       (42,364)         (38,732)
                                                                  --------         --------
     Total Shareholders' Equity.............................       143,510          147,142
                                                                  --------         --------
          Total Liabilities and Shareholders' Equity........      $546,198         $544,404
                                                                  ========         ========

                See notes to consolidated financial statements.

                       RAMCO-GERSHENSON PROPERTIES TRUST
                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                            FOR THE THREE             FOR THE NINE
                                                             MONTHS ENDED             MONTHS ENDED
                                                            SEPTEMBER 30,            SEPTEMBER 30,
                                                          ------------------       ------------------
                                                           1999       1998          1999       1998
                                                           ----       ----          ----       ----
REVENUES
  Minimum rents.......................................    $14,790    $13,693       $44,813    $40,134
  Percentage rents....................................        510         46         1,669        798
  Recoveries from tenants.............................      5,670      5,058        16,599     14,321
  Interest and other income...........................        124        166           546        415
                                                          -------    -------       -------    -------
       Total Revenues.................................     21,094     18,963        63,627     55,668
                                                          -------    -------       -------    -------
EXPENSES
  Real estate taxes...................................      2,019      1,761         6,005      5,208
  Recoverable operating expenses......................      3,768      3,246        10,963      9,213
  Depreciation and amortization.......................      3,356      3,059        10,008      8,935
  Other operating.....................................        188        183           739        598
  General and administrative..........................      1,682      1,400         5,192      4,349
  Interest expense....................................      6,276      6,444        19,215     18,688
                                                          -------    -------       -------    -------
     Total Expenses...................................     17,289     16,093        52,122     46,991
                                                          -------    -------       -------    -------
Operating income......................................      3,805      2,870        11,505      8,677
Loss from unconsolidated entities.....................         21         65           171        228
                                                          -------    -------       -------    -------
Income before minority interest.......................      3,784      2,805        11,334      8,449
Minority interest.....................................      1,106        810         3,322      2,372
                                                          -------    -------       -------    -------
Net income............................................      2,678      1,995         8,012      6,077
Preferred dividends...................................       (859)      (345)       (2,548)      (908)
                                                          -------    -------       -------    -------
Net income available to common shareholders...........    $ 1,819    $ 1,650       $ 5,464    $ 5,169
                                                          =======    =======       =======    =======
Basic earnings per share..............................    $  0.25    $  0.23       $  0.76    $  0.73
                                                          =======    =======       =======    =======
Diluted earnings per share............................    $  0.25    $  0.23       $  0.76    $  0.72
                                                          =======    =======       =======    =======
Weighted average shares outstanding:
  Basic...............................................      7,218      7,124         7,218      7,123
                                                          =======    =======       =======    =======
  Diluted.............................................      7,218      7,144         7,218      7,162
                                                          =======    =======       =======    =======

                See notes to consolidated financial statements.

                       RAMCO-GERSHENSON PROPERTIES TRUST
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                           COMMON      ADDITIONAL     CUMULATIVE         TOTAL
                                             PREFERRED      STOCK       PAID-IN       EARNINGS/      SHAREHOLDERS'
                                               STOCK      PAR VALUE     CAPITAL      DISTRIBUTION       EQUITY
                                             ---------    ---------    ----------    ------------    -------------
BALANCE, JANUARY 1, 1999.................      33,829        $72        $151,973       $(38,732)       $147,142
Cash distributions declared..............                                                (9,096)         (9,096)
Preferred Shares dividends declared......                                                (2,548)         (2,548)
Net income...............................                                                 8,012           8,012
                                              -------        ---        --------       --------        --------
BALANCE, SEPTEMBER 30, 1999..............     $33,829        $72        $151,973       $(42,364)       $143,510
                                              =======        ===        ========       ========        ========

                See notes to consolidated financial statements.

                       RAMCO-GERSHENSON PROPERTIES TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                FOR THE NINE MONTHS
                                                                 ENDED SEPTEMBER 30
                                                                --------------------
                                                                  1999        1998
                                                                  ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income................................................    $  8,012    $  6,077
  Adjustments to reconcile net income to net cash flows
     provided by operating activities:
     Depreciation and amortization..........................      10,008       8,935
     Amortization of deferred financing costs...............         567         804
     Loss from unconsolidated entities......................         171         228
     Minority interest......................................       3,322       2,372
     Changes in assets and liabilities that provided (used)
      cash:
       Accounts receivable..................................      (2,503)     (1,022)
       Other assets.........................................      (3,074)     (5,187)
       Accounts payable and accrued expenses................       1,434       1,171
                                                                --------    --------
Cash Flows Provided by Operating Activities.................      17,937      13,378
                                                                --------    --------
CASH FLOWS USED IN INVESTING ACTIVITIES
  Proceeds from real estate sales...........................      27,851          --
  Real estate acquired......................................     (34,443)    (24,838)
  Investment in RPT/INVEST L.L.C............................      (1,403)         --
  Advances (to) from unconsolidated entities................         (76)        428
                                                                --------    --------
Cash Flows Used in Investing Activities.....................      (8,071)    (24,410)
                                                                --------    --------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
  Cash distributions to shareholders........................      (9,096)     (9,322)
  Cash distributions to operating partnership unit
     holders................................................      (3,987)     (3,603)
  Cash dividends paid on Preferred Shares...................      (2,395)       (563)
  Repayment of Credit Facility..............................     (29,000)     (3,700)
  Principal repayments on mortgages payable.................      (2,297)     (3,992)
  Payment of deferred financing costs.......................        (630)       (370)
  Borrowings on Credit Facility.............................      17,000      22,600
  Borrowings on construction loans..........................      18,801          --
  Net proceeds from issuance of Preferred Shares............          --       9,380
  Net advances from related entities........................          --          52
  Refund of deferred financing costs........................          --         250
  Net proceeds from exercise of stock options...............          --          10
                                                                --------    --------
Cash Flows (Used in) Provided by Financing Activities.......     (11,604)     10,742
                                                                --------    --------
Net Decrease in Cash and Cash Equivalents...................      (1,738)       (290)
Cash and Cash Equivalents, Beginning of Period..............       4,550       5,033
                                                                --------    --------
Cash and Cash Equivalents, End of Period....................    $  2,812    $  4,743
                                                                ========    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for interest during the period..................    $ 19,826    $ 17,591
                                                                ========    ========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
  Acquisition of Aquia Towne Center:
     Debt assumed...........................................          --    $ 15,170
     Value of OP units issued...............................          --       5,273

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

2. REAL ESTATE

     Investment in real estate consists of the following (in thousands):

                                                              SEPTEMBER 30, 1999       DECEMBER 31, 1998
                                                              ------------------       -----------------
                                                                 (UNAUDITED)
Land......................................................         $ 76,758                $ 64,433
Buildings and Improvements................................          449,416                 464,216
Construction-in- progress.................................           14,283                   7,331
                                                                   --------                --------
                                                                    540,457                 535,980
Less: accumulated depreciation............................          (33,155)                (26,136)
                                                                   --------                --------
Investment in real estate -- net..........................         $507,302                $509,844
                                                                   ========                ========

3. INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

     On August 30, 1999 the Company entered into a joint venture agreement with an affiliate of Investcorp International, Inc. (Investcorp) to create RPT/INVEST, L.L.C. The purpose of the joint venture is to acquire existing shopping centers with purchase prices amounting up to $125 million located in the Mid-West, Mid-Atlantic and northeast United States.

     The Company sold two existing properties to joint venture entities for cash of approximately $27.8 million, net of a $2.5 million equity contribution for its 25% interest in the joint venture. The Company used the proceeds from the sale to repay $25.0 million of variable rate debt on its revolving Credit Facility. Investcorp contributed cash of approximately $7.6 million in exchange for a 75% equity interest in the joint venture.

     The joint venture is managed by a five member Investment Committee, consisting of three members appointed by Investcorp and two members appointed by the Company. Under terms of the joint venture agreement, the Company will continue to manage the properties, including leasing and operating responsibilities, for which the Company will receive management fees, leasing commissions and asset management fees.

In addition, the Company is responsible for identifying and acquiring properties and is expected to receive fees from the joint venture for such services.

     The joint venture agreement includes a provision whereby the Company has the right to purchase any property acquired by the joint venture during specific time periods from the date of acquisition of the property.

4. OTHER ASSETS

     Other assets are as follows (in thousands):

                                                              SEPTEMBER 30, 1999   DECEMBER 31, 1998
                                                              ------------------   -----------------
                                                                 (UNAUDITED)
Leasing costs and other.....................................       $ 8,118              $ 6,893
Prepaid expenses and other..................................         3,525                3,426
Deferred financing costs....................................         3,690                3,059
Proposed development and acquisition costs..................           486                3,911
                                                                   -------              -------
                                                                    15,819               17,289
Less: accumulated amortization..............................        (4,333)              (3,039)
                                                                   -------              -------
Other assets -- net.........................................       $11,486              $14,250
                                                                   =======              =======

5. MORTGAGES AND NOTES PAYABLE

     Mortgages and notes payable consist of the following (in thousands):

                                                              SEPTEMBER 30, 1999   DECEMBER 31, 1998
                                                              ------------------   -----------------
                                                                 (UNAUDITED)
Fixed rate mortgages with interest rates ranging from 6.83%
to 8.50% due at various dates through 2008..................       $170,075            $172,371
Floating rate mortgages at 75% of the rate of long-term
  Capital A rated utility bonds, due January 1, 2010, plus
  supplemental interest to equal LIBOR plus 200 basis
  points. The effective rate at September 30, 1999 was 6.93%
  and at December 31, 1998 was 7.49%........................          7,000               7,000
Construction loan financing, with an interest rate at LIBOR
  plus 250 basis points due December 2002. The effective
  rate at September 30, 1999, was 7.64%. Maximum borrowings
  of $18,500................................................         15,801                  --
Construction loan financing, with an interest rate at LIBOR
  plus 185 basis points due June 2002. The effective rate at
  September 30, 1999, was 7.25% and at December 31, 1998 was
  7.10%. Maximum borrowings of $14,000......................          8,888               5,889
Unsecured term loan, due October 1, 2000. The effective rate at September 30, 1999 was 9.19% and at December 31, 1998
  was 9.06%.................................................         45,000              45,000
Credit Facility, due October 2000, maximum available
  borrowings of $110,000. The effective rate at September
  30, 1999 was 7.51%, and at December 31, 1998 was 7.35%....         85,988              97,988
                                                                   --------            --------
                                                                   $332,752            $328,248
                                                                   ========            ========

     The mortgage notes and construction loans are secured by mortgages on properties that have an approximate net book value of $332,194 as of September 30, 1999. The Credit Facility is secured by mortgages on various properties that have an approximate net book value of $166,032 as of September 30, 1999.

     At September 30, 1999, outstanding letters of credit issued under the Credit Facility, not reflected in the accompanying consolidated balance sheet, amounted to approximately $912.

     The following table presents scheduled principal payments on mortgages and notes payable as of September 30, 1999:

YEAR ENDED
DECEMBER 31,
------------
1999 (October 1  -- December 31)............................  $    815
2000........................................................   139,486
2001........................................................     4,128
2002........................................................    27,087
2003........................................................     3,653
Thereafter..................................................   157,583
                                                              --------
     Total..................................................  $332,752
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

     Approximate future minimum rentals under noncancelable operating leases in effect at September 30, 1999, assuming no new or renegotiated leases nor option extensions on lease agreements, are as follows (in thousands):

YEAR ENDED
DECEMBER 31,
------------
1999 (October 1 -- December 31).............................  $ 13,795
2000........................................................    52,009
2001........................................................    47,706
2002........................................................    42,968
2003........................................................    37,848
Thereafter..................................................   257,393
                                                              --------
     Total..................................................  $451,719
                                                              ========

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

     In connection with the spin-off of Atlantic, Atlantic assumed all liability arising out of the Tax Audit and the Asset Issue, including liabilities for interest and penalties and attorney fees relating thereto. In connection with the assumption of such potential liabilities, Atlantic and the Company entered into a tax agreement (Tax Agreement) which provides that the Company (under the direction of its Continuing Trustees), and not Atlantic, would control, conduct and effect the settlement of any tax claims against the Company relating to the Tax Audit and the Asset Issue. Accordingly, Atlantic will not have any control as to the timing of the resolution or disposition of any such claims. The Company and Atlantic also received an opinion from Special Tax Counsel, Wolf, Block, Schorr and Solis-Cohen LLP, that, to the extent there is a deficiency in the Company's taxable income arising out of the IRS examination and provided the Company timely makes a deficiency dividend (i.e., declares and pays a distribution which is permitted to relate back to the year for which each deficiency was determined to satisfy the requirement that the REIT distribute 95 percent of its taxable income), the classification of the Company as a REIT for the taxable years under examination would not be affected. Under the Tax Agreement referred to above, Atlantic agreed to reimburse the Company for the amount of any deficiency dividend so made. If notwithstanding the above-described opinions of legal counsel, the IRS successfully challenged the status of the Company as a REIT, its status for the years prior to 1999 could be adversely affected. If the Company lost its status as a REIT, the Company believes that it would be able to re-elect REIT status for the taxable year beginning January 1, 1999.

     The IRS agent conducting the examination has issued his examination report with respect to the tax issues raised in the Tax Audit, including the Asset Issue (collectively, the "Tax Issues"). The report sets forth a number of positions which the examining agent has taken with respect to the Company's taxes for the years that are subject to the Tax Audit, which the Company believes are not consistent with applicable law and regulations of the IRS. Based upon the report, the Company could be liable for up to $42.2 million in combined taxes, penalties and interest through November 15, 1999. The proposed adjustments to taxable income could require the Company to pay a deficiency dividend to its current shareholders resulting in combined taxes, penalties, interest and deficiency dividend of approximately $43.5 million as of November 15, 1999.

     As noted above, pursuant to a Tax Agreement between Atlantic and the Company, Atlantic assumed all liability arising out of the Tax Audit and Tax Issues, including the payment of the deficiency dividend. Based upon the amount of Atlantic's net assets, as disclosed in its most recent quarterly report on Form 10-Q for the period ended June 30, 1999, the Company does not believe that the ultimate resolution of the Tax Issues will have a material adverse effect on the financial position, results of operations or cash flows of the Company. The issuance of the revenue agent's report constitutes only the first step in the IRS administrative process for determining whether there is any deficiency in the Company's tax liability for the years at issue and any adverse determination by the examining agent is subject to administrative appeal within the IRS and, thereafter, to judicial review. As noted above, the agent's report sets forth a number of positions, which the Company and its legal counsel believe are not consistent with applicable law and regulations of the IRS. Accordingly, the Company has filed an administrative appeal challenging the findings contained in the IRS agent's examination report.

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

CAPITAL RESOURCES AND LIQUIDITY

     The Company generated $17,937 in cash flows from operating activities for the nine months ended September 30, 1999 and used $34,443 to fund development projects for two shopping centers and to improve its properties. During the nine months ended September 30, 1999, financing activities provided $18,801 from borrowings on two construction loans; used $2,297 to pay regularly scheduled principal repayments on mortgage obligations and $15,478 for cash distributions to shareholders, holders of operating partnership units and dividends paid to preferred shareholders. The Company reduced borrowings on the Credit Facility by $12,000, net of borrowings of $17,000.

     In August 1999, the Company received $27,851 from the sale of two properties from an affiliated joint venture and used the proceeds to reduce the Credit Facility by $25,000 and for general corporate purposes.

     The Company's mortgage and notes payable amounted to $332,752 at September 30, 1999, with a weighted average interest rate of 7.83 %. The debt consists of nine loans secured by various properties, plus two construction loans, one unsecured term loan and the Credit Facility, as defined below. Eight of the mortgage loans amounting to $170,075 have maturities ranging from 2000 to 2008, monthly payments which include regularly scheduled amortization, and have fixed interest rates ranging between 6.83% to 8.50%. One of the mortgage loans, evidenced by tax free bonds, amounting to $7,000 secured by Oakbrook Square Shopping Center is non-amortizing, matures in 2010, and carries a floating interest rate equal to 75% of the new issue long term Capital A rated utility bonds, plus interest to the lender sufficient to cause the lender's overall yield on its investment in the bonds to be equal to 200 basis points over its applicable LIBOR rate (6.93% at September 30, 1999).

     The Company has a $18.5 million construction loan to finance the development of an 88 acre parcel of land located in Auburn Hills, Michigan. The loan carries an interest rate of 250 basis points over LIBOR (7.64% at September 30, 1999) and matures in December 2000. At the Company's option, the loan can be converted to a 2-year term loan. Approximately $15.8 million has been borrowed as of September 30, 1999.

     The Company has a $14 million construction loan to finance the White Lake MarketPlace shopping center development. The loan carries an interest rate of 185 basis points over LIBOR (7.25% at September 30, 1999) and matures June 2000. At the Company's option, the loan can then be converted to a 2-year term loan. Approximately $8.9 million has been borrowed at September 30, 1999.

     The Company has an unsecured term loan amounting to $45,000, maturing October 2000. This term loan bears interest between 250 and 275 basis points over LIBOR, depending on certain debt ratios (9.19% at September 30, 1999).

     The Company currently has a $110,000 Credit Facility, of which $85,988 was outstanding as of September 30, 1999. This credit facility bears interest between 137.5 and 162.5 basis points over LIBOR depending on certain debt ratios (7.51% at September 30, 1999) and matures October 2000. The credit facility is secured by mortgages on various properties and contains financial covenants relating to liabilities-to-assets ratio, minimum operating coverage ratios and a minimum equity value. As of September 30, 1999, the Company was in compliance with the covenant terms.

     At September 30, 1999, outstanding letters of credit issued under the Credit Facility amounted to $912.

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

     After taking into account the impact of converting the variable rate debt into fixed rate debt by use of the rate protection agreement, the Company's variable rate debt accounted for $87,677 of outstanding debt with a weighted average interest rate of 8.39%. Variable rate debt accounted for approximately 26.4% of the Company's total debt and 17.0% of its total capitalization.

     Based on the debt and the market value of equity, the Company's debt to total market capitalization (debt plus market value equity) ratio was 64.7% at September 30, 1999

     The four properties in which Ramco-Gershenson Properties, L.P. (the "Operating Partnership"), owns an interest and are accounted for on the equity method of accounting are subject to non-recourse mortgage indebtedness. At September 30, 1999, the pro rata share of non-recourse mortgage debt on the unconsolidated properties (accounted for on the equity method) was $11,633 with a weighted average interest rate of 8.45%.

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

     As of September 30, 1999, Operating Partnership Units ("OP Units"), issued are exchangeable for Common Shares of the Company on a one-for-one basis. The Company, as sole general partner of the Operating Partnership, has the option to exchange OP Units for cash based on the current trading price of the Company's Common Shares. Assuming the exchange of all limited partnership interests in the Operating Partnership, there would be outstanding approximately 10.2 million Common Shares with a market value of approximately $151,921 at September 30, 1999 (based on the closing price of $14.938 per share on September 30, 1999).

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

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1999 TO NINE MONTHS ENDED SEPTEMBER 30, 1998.

     Total revenues for the nine months ended September 30, 1999 increased by 14.3%, or $7,959, to $63,627 as compared to $55,668 for the nine months ended September 30, 1998. Minimum rents increased 11.7%, or $4,679 to $44,813 for the nine months ended September 30, 1999 as compared to $40,134 for the same period in 1998. The acquisition of Southbay Fashion Center, Conyers Crossing, Aquia Towne Center and Rivertowne Square during 1998 contributed $3,576 to the increase in minimum rents for the nine months ended September 30, 1999.

     Recoveries from tenants increased $2,278 or 15.9% to $16,599 for the nine months ended September 30, 1999 as compared to $14,321 for the nine months ended September 30, 1998. Of this increase, $637 relates to the 1998 acquisitions and the remaining increase is attributable to increases in recoverable operating expenses in 1999 for the Core Portfolio (shopping center properties owned as of January 1, 1998). The recovery ratio for the nine months ended September 30, 1999 decreased to 97.8% from 99.3% for the same period in 1998. The decrease in the ratio is attributable to lower recovery ratios at the 1998 acquisition properties when compared to the Core Portfolio. If the four acquisition properties were excluded from the calculation, the recovery ratio would have been approximately 99% for the nine months ended September 30, 1999. As leases expire at the properties acquired during 1998, new lease agreements should be negotiated at rates similar to the Company's normal recovery ratio of approximately 100%.

     For the nine months ended September 30, 1999, percentage rents increased $871, of which $225 was due to the four acquisitions made in 1998. Percentage rents for the nine months ended September 30, 1998, would have been approximately $300 higher if the Company had not been required to adopt the Emerging Issues Task Force Issue No. 98-9, "Accounting for Contingent Rent in Interim Periods" during the second quarter of

1988. This statement was withdrawn in November 1998. Interest and other income increased from $415 for the nine months ended September 30, 1998 to $546. The material components of this increase were attributable to higher temporary tenant rentals and additional interest income for the nine months ended September 30, 1999.

     Total expenses for the nine months ended September 30, 1999 increased by 10.9%, or $5,131, to $52,122 as compared to $46,991 for the nine months ended September 30, 1998. The increase was due to a $2,547 increase in total recoverable expenses, including real estate taxes and recoverable operating expenses, a $1,073 increase in depreciation and amortization, a $141 increase in other operating expenses, a $843 increase in general and administrative expenses, and a $527 increase in interest expense.

     Total recoverable expenses, including real estate taxes and recoverable operating expenses, increased by 17.7%, or $2,547, to $16,968 as compared to $14,421 for the nine months ended September 30, 1998. The increase in recoverable expenses is primary attributable to the four acquisitions made during 1998 and the opening of Home Depot at White Lake Marketplace development during the first quarter of 1999.

     Depreciation and amortization expense increased $1,073, or 12.0%, to $10,008 as compared to $8,935 for the nine months ended September 30, 1998. The increase is the result of acquisitions and renovations made during 1998. Other operating expenses increased from $598 for the nine months ended September 30, 1998 to $739 for the nine months ended September 30, 1999. The increase is primarily due to $101 of additional bad debt expense for the nine months ended September 30, 1999 when compared to 1998.

     Interest expense increased $527, from $18,688 to $19,215 for the nine months ended September 30, 1999. The 2.8% increase is the result of additional interest expense due to increased borrowings on the Credit Facility during 1999, mortgage debt assumed in connection with the acquisition of Aqua Towne Center in September 1998, and increased borrowings on construction loans during 1999.

     The minority interest of $3,322 for the nine months ended September 30, 1999 represents a 29.0% share of income before minority interest of the operating partnership compared to a 28.1% share of income before minority interest, or $2,372 for the nine months ended September 30, 1998.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1999 TO THREE MONTHS ENDED SEPTEMBER 30, 1998

     Total revenues increased $2,131 or 11.2%, from $18,963 for the three months ended September 30, 1998 to $21,094 for the three months ended September 30, 1999. The increase was a result of a $1,097 increase in minimum rents, a $612 increase in recoveries from tenants, $464 increase in percentage rents, offset by a decrease of $42 in interest and other income.

     Minimum rents for the three months ended September 30, 1999 increased $1,097, or 8.0% to $14,790 from $13,693 for the three months ended September 30, 1998. The four properties acquired during 1998 and the opening of an anchor store at White Lake MarketPlace development during the first quarter of 1999 accounted for $964 or 87.9% of this increase. Recoveries from tenants increased 12.1%, or $612, to $5,670 from $5,058 for the three months ended September 30, 1998. The impact of the 1998 acquisitions amounted to $172, or 28.1% of this increase and the reaming increase is principally due to increases in recoverable operating expenses in 1999 for the Core Portfolio.

     The recovery ratio for the three months ended September 30, 1999 decreased to 98.0% as compared to 101.0% for the comparable quarter ended September 30, 1998. The decrease in the ratio is attributable to lower recovery ratios at the 1998 acquisitions properties as compared to the Core Portfolio. As leases turnover at these properties, the recovery ratios should increase to a level comparable to the Company's normal ratio.

     Percentage rents increased $464, from $46 for the three months ended September 30, 1998, to $510 for the same period in 1999. Of this increase, $104 is attributable to the 1998 acquisitions included in the three months ended September 30, 1999. Percentage rents for the three months ended September 30, 1998, would have been approximately $300 higher if the Company had not been required to adopt Emerging Issues Task Force Issue No.98-9, "Accounting for Contingent Rent in Interim Financial Periods" during the second quarter of 1998. This statement was withdrawn in November 1998.

     Total expenses for the three months ended September 30, 1999 increased by $1,196, or 7.4%, to $17,289 as compared to $16,093 for the three months ended September 30, 1998. The increase was due to a $780 increase in total recoverable expenses, including real estate taxes and recoverable operating expenses, a $297 increase in depreciation and amortization, an increase of $282 in general and administrative expenses, an increase of $5 in other operating expenses and a decrease of $168 in interest expense.

     Total recoverable expenses, including real estate taxes and recoverable operating expenses, increased by 15.6%, or $780, to $5,787 as compared to $5,007 for the three months ended September 30, 1998. Depreciation and amortization increased by 9.7%, or $297, to $3,356 as compared to $3,059 for the three months ended September 30, 1998, and general and administrative expenses increased $282, or 20.1% to $1,682 as compared to $1,400 for the three months ended September 30, 1998. The increase in recoverable expenses of $780 and depreciation and amortization of $282 are primarily due to the 1998 acquisitions and the opening of Home Depot at the White Lake MarketPlace development during the first quarter of 1999.

     Interest expense decreased $168, from $6,444 to $6,276 for the three months ended September 30, 1999. The 2.6% decrease is primarily attributable to $597 of interest capitalized during the three months ended September 30, 1999, and the reduction of the Credit Facility during the quarter ended September 30, 1999.

     The minority interest of $1,106 for the three months ended September 30, 1999 represents a 29.0% share of income before minority interest of the operating partnership compared to a 28.9% share of income before minority interest, or $810 for the three months ended September 30, 1998.

GENERAL AND ADMINISTRATIVE

     Following is a breakdown of the general and administrative expenses shown in the financial statements:

                                                                  THREE MONTHS        NINE MONTHS
                                                                     ENDED               ENDED
                                                                 SEPTEMBER 30,       SEPTEMBER 30,
                                                                ----------------    ----------------
                                                                 1999      1998      1999      1998
                                                                 ----      ----      ----      ----
Management fees.............................................    $  687    $  234    $1,457    $  686
Leasing and development fees................................        99         5       336       147
Other revenues..............................................       188       216       612       561
Leasing/Development cost reimbursements.....................       545       391     1,740     1,395
                                                                ------    ------    ------    ------
     Total revenues.........................................     1,519       846     4,145     2,789
                                                                ------    ------    ------    ------
Employee expenses...........................................     1,517     1,213     4,435     3,687
Office and other expenses...................................       410       315     1,290     1,112
Depreciation and amortization...............................        22        67       181       195
                                                                ------    ------    ------    ------
     Total expenses.........................................     1,949     1,595     5,906     4,994
                                                                ------    ------    ------    ------
Operating partnership cost reimbursement expenses...........       430       749     1,761     2,205
                                                                ------    ------    ------    ------
Operating partnership administrative expenses...............       762       539     2,269     1,811
                                                                ------    ------    ------    ------
Shopping center level general and administrative expenses...       490       112     1,162       333
                                                                ------    ------    ------    ------
          Total general and administrative expenses.........    $1,682    $1,400    $5,192    $4,349
                                                                ======    ======    ======    ======

     For the three months ended September 30, 1999, management fees revenue included $307 of acquisition fees paid to the Company by affiliated joint venture entities. The increase in general and administrative expenses, when compared to the nine months ended September 30, 1998 is primarily due to corporate general salary increases and an increase in headcount when compared to the nine months ended September 30, 1998.

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

     The following table illustrates the calculation of FFO for the three months and nine months ended September 30, 1999, and 1998:

                                                            THREE MONTHS ENDED    NINE MONTHS ENDED
                                                              SEPTEMBER 30,         SEPTEMBER 30,
                                                            ------------------    ------------------
                                                             1999       1998       1999       1998
                                                             ----       ----       ----       ----
Net Income..............................................    $ 2,678    $ 1,995    $ 8,012    $ 6,077
  Add: Depreciation and amortization....................      3,374      3,066     10,028      8,956
  Add: Minority interest in partnership.................      1,106        810      3,322      2,372
                                                            -------    -------    -------    -------
Funds from operations -- diluted........................      7,158      5,871     21,362     17,405
  Less: Preferred share dividends.......................       (859)      (345)    (2,548)      (908)
                                                            -------    -------    -------    -------
Funds from operations -- basic..........................    $ 6,299    $ 5,526    $18,814    $16,497
                                                            =======    =======    =======    =======
Weighted average equivalent shares outstanding(1)
  Basic.................................................     10,170     10,010     10,170      9,931
                                                            =======    =======    =======    =======
  Diluted...............................................     12,170     10,831     12,171     10,681
                                                            =======    =======    =======    =======
Supplemental disclosure:
  Straight-line rental income...........................    $   472    $   662    $ 1,587    $ 1,413
                                                            =======    =======    =======    =======
  Amortization of management contracts and covenants not
     to compete.........................................    $   124    $   124    $   372    $   372
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

CAPITAL EXPENDITURES

     During the nine months ended September 30, 1999, the Company spent approximately $24,339 on revenue generating capital expenditures including tenant allowances, leasing commissions paid to third-party brokers, legal costs relative to lease documents, capitalized leasing, land acquisition costs and construction costs. These types of costs generate a return through rents from tenants over the term of their leases. Revenue enhancing capital expenditures, including expansions, renovations or repositionings, were approximately $9,557. Revenue neutral capital expenditures, such as roof and parking lot repairs, which are anticipated to be recovered from tenants, amounted to approximately $1,538.

YEAR 2000

     The Year 2000 issue is a result of computer programs and embedded microprocessors being designed to function using a two-digit year designation rather than the now customary four-digit extension. On January 1, 2000, computer programs and embedded systems that have date sensitive hardware or software may interpret a date extension of "00" as the year 1900 rather than the year 2000. As a result, systems failures and/or programming miscalculations may occur causing operational disruptions which could hinder the Company's ability to process transactions, collect rents, or engage in other standard business activities.

     The Company believes that it has identified and inventoried all information and non-information based technology systems that need to be assessed for Year 2000 readiness. All systems identified have been classified by the Company as either mission critical or non-mission critical. Mission critical systems include, but are not limited to: general ledger, accounts payable and receivable, human resources, payroll, fixed assets, cash management, and all associated information technology (IT) hardware. Non-IT systems which have been deemed to be critical in nature include corporate and mall telephone systems, on and off-site facsimile and copy machines, and security systems.

     The Company has conducted and completed an assessment of all mission critical and non-mission critical systems. The majority of these systems are either currently Year 2000 compliant or are in the process of being upgraded to become compliant. The Company continues to evaluate both its critical and non-critical information technology systems as new information becomes available from our vendors and product manufacturers.

     The Company has surveyed the majority of its vendors and tenants in an effort to inform and question the state of their Year 2000 readiness. To date, the Company is not aware of any vendor or tenant whose Year 2000 issue would materially impact operations. However, there can be no assurances that the systems of other companies, on which the Company relies upon, will be functionally ready for the Year 2000.

     In September 1999, the Company entered into what it considers to be the final phase of its remediation efforts. The Company continues to work on contingency planning as it considers various possible scenarios. It is anticipated that a contingency plan will be in place prior to the end of November 1999.

     The Company believes that it has an effective Year 2000 program in place. Aside from catastrophic failure of utilities, banks, or governmental agencies the Company believes that normal business operations should not be effected materially. The cost associated with Year 2000 testing and remediation have not had a material impact on the results of operations during the first nine months ended September 30, 1999, and management does not currently anticipate that there will be a material impact during the fourth quarter of 1999.

ECONOMIC CONDITIONS

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

     The retail industry has experienced some financial difficulties during the past few years and certain local, regional and national retailers have filed for protection under bankruptcy laws. If this trend should continue, the Company's future earnings performance could be negatively impacted.

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

(b) Reports on Form 8-K

     No reports on Form 8-K have been filed during the quarter ending September 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                                          RAMCO-GERSHENSON PROPERTIES TRUST

Date: November 12, 1999                                       By: /s/ DENNIS E. GERSHENSON
                                                  ----------------------------------------------------
                                                                  Dennis E. Gershenson
                                                                 President and Trustee
                                                               (Chief Executive Officer)

Date: November 12, 1999                                         By: /s/ RICHARD J. SMITH
                                                  ----------------------------------------------------
                                                                    Richard J. Smith
                                                                Chief Financial Officer
                                                             (Principal Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT NO.                                 DESCRIPTION
-----------                                 -----------
 10.1               Limited Liability Company Agreement of RPT/INVEST L.L.C.
                    dated August 23, 1999.
 27.1               Financial Data Schedule