Form 10-K
period 1999-12-31
RAMCO GERSHENSON PROPERTIES TRUST
filed 2000-03-23
CIK 842183

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                         ------------------------------

                                   FORM 10-K

(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements to this Form 10-K. [ ]

     Aggregate market value of the voting shares held by non-affiliates of the registrant as of March 15, 2000: approximately $98,170,000.

     Approximately 7,216,793 Common Shares of Beneficial Interest of the registrant were outstanding as of March 15, 2000.

     DOCUMENT INCORPORATED BY REFERENCE: Portions of the 2000 Ramco-Gershenson Properties Trust Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to the annual meeting of shareholders to be held on June 7, 2000 are incorporated by reference into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

NOTE:Ramco-Gershenson Properties Trust is sometimes referred to in this Annual
     Report on Form 10-K as "Registrant", or the "Company".

            ITEM                                                                   PAGE
            ----                                                                   ----
PART I       1.    Business....................................................      2
             2.    Properties..................................................      7
             3.    Legal Proceedings...........................................     12
             4.    Submission of Matters to a Vote of Security Holders.........     12
PART II      5.    Market for Registrant's Common Equity and Related
                   Stockholder Matters.........................................     13
             6.    Selected Financial Data.....................................     15
             7.    Management's Discussion and Analysis of Financial Condition
                   and Results of Operations...................................     17
             8.    Financial Statements and Supplementary Data.................     24
             9.    Changes in and Disagreements with Accountants on Accounting
                   and Financial Disclosure....................................     24
PART III    10.    Directors and Executive Officers of the Registrant..........     25
            11.    Executive Compensation......................................     25
            12.    Security Ownership of Certain Beneficial Owners and
                   Management..................................................     25
            13.    Certain Relationships and Related Transactions..............     25
PART IV     14.    Exhibits, Financial Statement Schedules, and Reports on Form
                   8-K.........................................................     26
                                                                                    30
SIGNATURES.....................................................................

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

     The Company conducts substantially all of its business through Ramco-Gershenson Properties, L.P. (the "Operating Partnership'). The Company is the sole general partner of, and has exclusive power to manage and conduct the business of, the Operating Partnership. The Operating Partnership holds substantially all of the Company's interest in its properties, either directly or indirectly through subsidiaries (including subsidiary property partnerships). The Operating Partnership also owns 100% of the non-voting common stock and 5% of the voting common stock of Ramco-Gershenson, Inc. (Ramco); such stock ownership enables the Company to receive in excess of 95% of the dividend and liquidating distributions of Ramco. The Company's property management operations are conducted through Ramco to facilitate compliance with certain REIT requirements under the Code. The income attributable to the ownership of the Ramco stock is accounted for under the equity method.

     Operations of the Company. The Company is engaged in the business of owning, developing, acquiring, managing and leasing community shopping centers, regional malls and single tenant retail properties, nationally. At December 31, 1999, the Company had a portfolio of 54 shopping centers, with more than 10,700,000 square feet of gross leasable area, located in Michigan, Ohio, Florida, New Jersey, Maryland, North Carolina, South Carolina, Tennessee, Alabama, Wisconsin, Virginia and Georgia.

     The Company's properties consist of 2 regional enclosed malls, 43 community centers, 6 power centers, and 3 single tenant retail properties. Regional enclosed malls are larger retail properties (containing 400,000 to more than 1,000,000 square feet of GLA) with two or more department stores as anchors and a wide variety of stores along enclosed, climate controlled malls connecting the anchors. This layout is intended to maximize customer traffic for the mall stores. At many regional enclosed malls, freestanding stores are located along the perimeter of the parking area.

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

     The Company's business objective and operating strategy is to increase funds from operations and cash available for distribution per share. The Company expects to achieve internal growth and to enhance the value of the properties by increasing their rental income over time through (i) contractual rent increases,
(ii) the leasing and re-leasing of available space at higher rental levels, and
(iii) the selective renovation of the properties. The Company intends to achieve external growth through the selective expansion and redevelopment of existing properties and the acquisition of shopping center properties through the Company's joint venture entity.

     Ramco performs all property management functions for the properties. At December 31, 1999, Ramco had 133 full-time employees devoted exclusively to property management, including on-site personnel. Property management efforts are directed toward improving tenant sales and rents by continually repositioning the centers. Ramco strives to meet the needs of its tenants in the areas of promotion, marketing and ongoing management of its properties and seeks to bring together a sufficient critical mass of complementary tenants. As part of its property management efforts, Ramco monitors tenant mix, store size, sales results and store locations, and works closely with tenants to improve the overall performance of their stores. Ramco seeks to anticipate trends in the retailing industry and introduce new retail names and concepts into its shopping center properties in response to these trends.

     As part of its ongoing business strategy, the Company continues to expand and redevelop existing properties in its shopping center portfolio, depending on tenant demands and market conditions. The Company plans to take advantage of attractive purchase opportunities by acquiring additional shopping center properties in underserved, attractive and/or expanding markets. The Company also seeks to acquire strategically located, quality shopping centers that (i) have leases at rental rates below market rates, (ii) have potential for rental and/or occupancy increases or (iii) offer cash flow growth or capital appreciation potential where the Company's financial strength, relationships with retail companies or expansion or redevelopment capabilities can enhance value, and provide anticipated total returns that will increase the Company's cash available for distribution per share. In order to accomplish its acquisition strategy, the Company entered into a joint venture agreement during 1999, with an affiliate of Investcorp International, Inc., as an alternative source of investment capital to take advantage of favorable acquisition opportunities. The Company believes that its in-house redevelopment and expansion capabilities provide it with opportunities to acquire shopping center properties that may not necessarily be attractive to other owners. In addition, the Company will continue its strategy to sell non-core assets when properties are not viable redevelopment candidates.

DEVELOPMENTS AND EXPANSIONS

     During 1999, the Company substantially completed construction of its White Lake MarketPlace development, a community shopping center located in White Lake Township, Michigan. This 339,000 square foot shopping center is anchored by Wal-Mart, Home Depot, Farmer Jack, and OfficeMax.

     In June 1999, the Company began construction on its newest development, Auburn Mile, a 650,000 square foot shopping center located in Auburn Hills, Michigan. Anchor tenants include Meijer, Target and JoAnn etc. The center is scheduled for completion during the third quarter of 2000.

     During 1999, the Company completed redevelopment projects aggregating approximately 170,000 square feet at a total cost of approximately $8,368,000 at six of its shopping centers. The Company is currently expanding or redeveloping five shopping centers.

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

     The Company is subject to the risks that upon expiration of leases for space located in its properties, the leases may not be renewed, the space may not be relet or the terms of renewal or reletting (including the cost of required renovations) may be less favorable than current lease terms. Leases on a total of approximately 6.2% of the Company owned GLA will expire in 2000. If the Company were unable to promptly relet or renew the leases for all or a substantial portion of this space and, if the rental rates upon such renewal or reletting were significantly lower than expected rates, or if the Company were unable to maintain its current occupancy levels, then the Company's cash flow and ability to make distributions to shareholders could be adversely affected.

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

     During the third quarter of 1994, the Company held more than 25% of its value of its gross assets in overnight Treasury Bill reverse repurchase transactions which the United States Internal Revenue Service (the "IRS") may view as non-qualifying assets for the purpose of satisfying an asset qualification test applicable to REITs based on a Revenue Ruling published in 1977 (the "Asset Issue"). The Company has requested that the IRS enter into a closing agreement with the Company that the Asset Issue will not impact the Company's status as a REIT. The IRS has deferred any action relating to the Asset Issue pending the further examination of the Company's 1991 -- 1995 tax returns (the "Tax Audit"). Based on developments in the law which have occurred since 1977, the Company's Tax Counsel, Battle Fowler LLP, has rendered an opinion that the Company's investment in Treasury Bill repurchase obligations would not adversely affect its REIT status. However, such opinion is not binding upon the IRS.

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

     The IRS agent conducting the examination has issued his examination report with respect to the tax issues raised in the Tax Audit, including the Asset Issue (collectively, the "Tax Issues"). The report sets forth a number of positions which the examining agent has taken with respect to the Company's taxes for the years that are subject to the Tax Audit, which the Company believes are not consistent with applicable law and regulations of the IRS. Based on the report, the Company could be liable for up to $43.1 million in combined taxes, penalties and interest through March 31, 2000. The IRS examination report notes, however, that the Company is eligible to avoid termination of its REIT status for certain of the years under audit if the Company makes a deficiency distribution to its shareholders. A deficiency dividend would be deductible by the Company, thereby reducing its liability for federal income tax. The proposed adjustments to taxable income would require the Company to pay a deficiency dividend to its current shareholders resulting in combined taxes, penalties, interest and deficiency dividends of approximately $44.5 million as of March 31, 2000.

     As noted above, pursuant to a Tax Agreement between Atlantic and the Company, Atlantic assumed all liability arising out of the Tax Audit and Tax Issues, including the payment of the deficiency dividend. Based on the amount of Atlantic's net assets, as disclosed in its most recent quarterly report Form 10-Q for the period ended September 30, 1999, the Company does not believe that the ultimate resolution of the Tax Issues will have a material adverse effect on the financial position, results of operations or cash flows of the Company. The issuance of the revenue agent's report constitutes only the first step in the IRS administrative process for determining whether there is any deficiency in the Company's tax liability for the years at issue and any adverse determination by the examining agent is subject to administrative appeal within the IRS and, thereafter, to judicial review. As noted above, the agent's report sets forth a number of positions, which the Company and its legal counsel believe are not consistent with applicable law and regulations of the IRS. The

Company filed an administrative appeal challenging the findings contained in the IRS agent's examination report on April 30, 1999.

ENVIRONMENTAL MATTERS

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

     In connection with the ownership (direct or indirect), operation, management and development of real properties, the Company may be potentially liable for remediation, releases or injury. In addition, Environmental Laws impose on owners or operators the requirement of on-going compliance with rules and regulations regarding business-related activities that may affect the environment. Such activities include, for example, the ownership or use of transformers or underground tanks, the treatment or discharge of waste waters or other materials, the removal or abatement of asbestos-containing materials ("ACMs") or lead-containing paint during renovations or otherwise, or notification to various parties concerning the potential presence of regulated matter, including ACMs. Failure to comply with such requirements could result in difficulty in the lease or sale of any affected property and/or the imposition of monetary penalties, fines or other sanctions in addition to the costs required to attain compliance. Various of the Company's properties have or may contain ACMs or underground storage tanks ("USTs"); however, except as set forth below, the Company is not aware of any potential environmental liability which could reasonably be expected to have a material impact on the Company's financial position or results of operations. No assurance can be given that future laws, ordinances or regulations will not impose any material environmental requirement or liability, or that a material adverse environmental condition does not otherwise exist.

     There was a release of approximately 2,300 gallons of gasoline from a product line break in August 1986 and a release of approximately 1,200 gallons of gasoline from a delivery line break in October 1991 at a gasoline station located at Jackson Crossing. A release of gasoline was also discovered in 1987 at a time of removal of USTs from a gasoline station located adjacent to Lake Orion Plaza. Subsequent investigations indicated that levels of contamination exist in the ground water under such properties. Certain affiliates of the Company, jointly and severally, have agreed to indemnify the Company, the Operating Partnership and their respective subsidiaries and affiliates for any and all damages arising from or in connection with such environmental conditions at the Jackson Crossing and Lake Orion Plaza properties.

ITEM 2. PROPERTIES

     The Company's properties are located in twelve states primarily throughout the Midwest, East and the Southeast United States as follows:

                                                           ANNUALIZED BASE
                                           NUMBER OF          RENTAL AT           COMPANY
                 STATE                     PROPERTIES    DECEMBER 31, 1999(1)    OWNED GLA
                 -----                     ----------    --------------------    ---------
Michigan...............................        21            $26,869,142         3,787,748
Florida................................         9              7,143,798         1,298,234
Tennessee..............................         6              4,357,421           806,590
Ohio...................................         3              3,620,040           375,858
North Carolina.........................         3              3,135,720           537,347
Georgia................................         4              2,808,278           542,778
South Carolina.........................         2              2,765,258           471,688
New Jersey.............................         1              2,593,023           224,346
Wisconsin..............................         1              2,339,182           329,454
Virginia...............................         1              2,233,715           240,042
Alabama................................         2              1,506,569           348,790
Maryland...............................         1              1,538,241           250,016
                                               --            -----------         ---------
     Total.............................        54            $60,910,387         9,212,891
                                               ==            ===========         =========

     With the exception of Kentwood Towne Centre and Southfield Plaza Expansion in which the Company owns a 50% interest in the partnerships that own such properties and two properties owned by RPT/ INVEST, L.L.C., a 25% owned joint venture entity, all of the properties are 100% owned by the Operating Partnership or its subsidiaries. These four properties are included in the above tables.

     The Company's properties, by type of center, consist of the following:

                                                           ANNUALIZED BASE
                                           NUMBER OF          RENTAL AT           COMPANY
            TYPE OF TENANT                 PROPERTIES    DECEMBER 31, 1999(1)    OWNED GLA
            --------------                 ----------    --------------------    ---------
Community centers......................        43            $43,381,270         6,876,326
Power centers..........................         6              9,060,348         1,107,992
Enclosed regional malls................         2              7,723,506         1,059,769
Single tenant properties...............         3                745,263           168,804
                                               --            -----------         ---------
     Total.............................        54            $60,910,387         9,212,891
                                               ==            ===========         =========

-------------------------
(1) Annualized Base Rental Revenue is December 1999 base rental revenues multiplied by 12.

     Additional information regarding the Properties is included in the Property Schedule on the following pages.

                       RAMCO-GERSHENSON PROPERTIES TRUST

                               PROPERTY SCHEDULE

                                                                           YEAR OPENED OR
                                                                           ACQUIRED/YEAR                COMPANY     COMPANY
                                                                             OF LATEST       ANCHOR      OWNED       OWNED
                                                                           RENOVATION OR      OWNED     ANCHOR      TENANT
           PROPERTY             LOCATION               TYPE OF PROPERTY     EXPANSION[3]       GLA        GLA         GLA
           --------             --------               ----------------    --------------    ------     -------     -------
ALABAMA
Athens Town Center............  Athens, AL           Community Center      1997/NA                      128,747      80,815
Cox Creek Plaza...............  Florence, AL         Community Center      1997/NA                       99,428      39,800
FLORIDA
Crestview Corners.............  Crestview, FL        Community Center      1997/1993                     79,603      32,015
Shoppes of Lakeland...........  Lakeland, FL         Power Center          1996/NA                      200,792      48,000
Southbay Fashion Center.......  Osprey, FL           Community Center      1998/NA                       31,700      64,990
Lantana Plaza.................  Lantana, FL          Community Center      1993/NA                       40,275      76,022
Naples Towne Centre...........  Naples, FL           Community Center      1983/NA            104,577    21,000      23,152
Rivertowne Square(7)..........  Deerfield Beach, FL  Community Center      1998/NA                       70,948      65,699
Sunshine Plaza................  Tamarac, FL          Community Center      1991/NA                      183,052      68,637
Pelican Plaza.................  Sarasota, FL         Community Center      1997/NA                       35,768      70,105
Village Lakes Shopping          Land O' Lakes, FL    Community Center      1997/NA                      125,141      61,335
 Center.......................
GEORGIA
Conyers Crossing..............  Conyers, GA          Community Center      1998/NA                      138,882      31,040
Holcomb Center................  Alpharetta, GA       Community Center      1996/NA                       39,668      66,835
Indian Hills..................  Calhoun, GA          Community Center      1997/NA                       97,930      31,200
Mays Crossing.................  Stockbridge, GA      Community Center      1997/1986                    100,183      37,040
MARYLAND
Crofton Plaza.................  Crofton, MD          Community Center      1991/NA                      181,039      68,977
MICHIGAN
Clinton Valley Mall...........  Sterling Heights,    Community Center      1979/1993                     73,861      79,337
                                MI
Clinton Valley Strip..........  Sterling Heights,    Community Center      1979/NA             50,000         0      44,360
                                MI
Eastridge Commons.............  Flint, MI            Community Center      1990/1997          101,909   124,203      45,637
Edgewood Towne Center.........  Lansing, MI          Power Center          1990/1992          209,272    23,524      62,233
Ferndale Plaza................  Ferndale, MI         Community Center      1984/NA                            0      30,916
Fraser Shopping Center........  Fraser, MI           Community Center      1983/NA                       52,784      23,800
Jackson Crossing..............  Jackson, MI          Regional Mall         1990/1996          254,243   139,857     244,875
Jackson West..................  Jackson, MI          Community Center      1996/NA                      194,484      15,837

                                                                                 % OF
                                                                                TOTAL
                                                                    COMPANY    COMPANY
                                                          % OF       OWNED      OWNED
                                  TOTAL        TOTAL      TOTAL       GLA        GLA
                                 SHOPPING     COMPANY    COMPANY    LEASED      LEASED
                                  CENTER       OWNED      OWNED      AS OF      AS OF
           PROPERTY                GLA          GLA        GLA     12/31/99    12/31/99           ANCHORS
           --------              --------     -------    -------   --------    --------           -------
ALABAMA
Athens Town Center............     209,562    209,562       2.3%    189,881      90.6%    Bruno's Food World
                                                                                          Wal-Mart(4)
Cox Creek Plaza...............     139,228    139,228       1.5%    118,178      84.9%    Wal-Mart(4)
FLORIDA
Crestview Corners.............     111,618    111,618       1.2%    108,018      96.8%    Fleming Foods
                                                                                          Wal-Mart(4)
Shoppes of Lakeland...........     248,792    248,792       2.8%    234,392      94.2%    Kmart(8)
                                                                                          Montgomery Ward
                                                                                          Service Merchandise
Southbay Fashion Center.......      96,690     96,690       1.1%     91,036      94.2%    Jacobson's
                                                                                          Ethan Allen
                                                                                          Eckerd Drugs
Lantana Plaza.................     116,297    116,297       1.3%    113,797      97.9%    Publix
Naples Towne Centre...........     148,729     44,152       0.5%     19,952      45.2%    Florida Food & Drug(1)
                                                                                          Kmart(1)
Rivertowne Square(7)..........     136,647    136,647       1.5%    124,547      91.1%    Office Depot
                                                                                          Winn-Dixie
Sunshine Plaza................     251,689    251,689       2.8%    176,841      70.3%    Old Time Pottery
                                                                                          Publix
Pelican Plaza.................     105,873    105,873       1.2%    102,073      96.4%    Linens 'N Things
Village Lakes Shopping             186,476    186,476       2.1%    186,476     100.0%
 Center.......................                                                            Kash 'N Karry Food Store
                                                                                          Wal-Mart
GEORGIA
Conyers Crossing..............     169,922    169,922       1.9%    167,122      98.4%    Kmart
                                                                                          Upton's(5)
Holcomb Center................     106,503    106,503       1.2%     88,629      83.2%    A & P
Indian Hills..................     129,130    129,130       1.4%    121,880      94.4%    Ingles Grocery
                                                                                          Wal-Mart(4)
Mays Crossing.................     137,223    137,223       1.5%    130,323      95.0%    Ingles Grocery
                                                                                          Wal-Mart(4)
MARYLAND
Crofton Plaza.................     250,016    250,016       2.8%    250,016     100.0%    Basic's Supermarket
                                                                                          Drug Emporium
                                                                                          Kmart
MICHIGAN
Clinton Valley Mall...........     153,198    153,198       1.7%     66,968      43.7%    Office Depot

Clinton Valley Strip..........      94,360     44,360       0.5%     44,360     100.0%    Service Merchandise(1)

Eastridge Commons.............     271,749    169,840       1.9%    169,840     100.0%    Farmer Jack
                                                                                          Staples
                                                                                          Target(1)
                                                                                          TJ Maxx
Edgewood Towne Center.........     295,029     85,757       0.9%     85,757     100.0%    OfficeMax
                                                                                          Sam's Club(1)
                                                                                          Target(1)
Ferndale Plaza................      30,916     30,916       0.3%     23,461      75.9%    Old Navy
Fraser Shopping Center........      76,584     76,584       0.8%     71,624      93.5%    Oakridge Market
                                                                                          Rite-Aid
Jackson Crossing..............     638,975    384,732       4.2%    345,073      89.7%    Kohl's Department Store
                                                                                          Sears(1)
                                                                                          Target(1)
                                                                                          Toys 'R Us
Jackson West..................     210,321    210,321       2.1%    210,321     100.0%    Circuit City
                                                                                          Lowe's
                                                                                          OfficeMax
                                                                                          Michaels


                                                                           YEAR OPENED OR
                                                                           ACQUIRED/YEAR                COMPANY     COMPANY
                                                                             OF LATEST       ANCHOR      OWNED       OWNED
                                                                           RENOVATION OR      OWNED     ANCHOR      TENANT
           PROPERTY             LOCATION               TYPE OF PROPERTY     EXPANSION[3]       GLA        GLA         GLA
           --------             --------               ----------------    --------------    ------     -------     -------
Kentwood Towne Center(2)......  Kentwood, MI         Power Center          1989/NA            101,909   122,390      61,265
Lake Orion Plaza..............  Lake Orion, MI       Community Center      1977/NA                      114,574      14,878
Madison Center................  Madison Heights, MI  Community Center      1997/1999                    132,360      60,384
New Towne Plaza...............  Canton, MI           Community Center      1976/1993                     91,122      80,668
Oakbrook Square...............  Flint, MI            Community Center      1989/NA                       57,160      83,057
Roseville Plaza...............  Roseville, MI        Community Center      1983/1994                    114,507     116,594
Southfield Plaza..............  Southfield, MI       Community Center      1983/1983                    128,358      37,658
Southfield Plaza                Southfield, MI       Community Center      1985/NA                            0      19,400
 Expansion(2).................
Taylor Plaza..................  Taylor, MI           Single Tenant Retail  1996/NA                      122,374           0
Tel-Twelve Mall...............  Southfield, MI       Regional Mall         1983/1997                    449,921     225,116
West Oaks I...................  Novi, MI             Power Center          1981/1998                    226,839      15,324
West Oaks II..................  Novi, MI             Power Center          1987/NA            220,097    74,675      74,459
White Lake MarketPlace(6).....  White Lake, MI       Community Center      1999               129,642   189,107      19,850
NEW JERSEY
Chester Springs(7)............  Chester, NJ          Community Center      1994/NA                       81,760     142,586
NORTH CAROLINA
Hickory Corners...............  Hickory, NC          Community Center      1997/1987                    106,922      63,317
Holly Springs Plaza...........  Franklin, NC         Community Center      1997/1992                    124,484      31,100
Ridgeview Crossing............  Elkin, NC            Community Center      1997/1995                    168,659      42,865

                                                                                 % OF
                                                                                TOTAL
                                                                    COMPANY    COMPANY
                                                          % OF       OWNED      OWNED
                                  TOTAL        TOTAL      TOTAL       GLA        GLA
                                 SHOPPING     COMPANY    COMPANY    LEASED      LEASED
                                  CENTER       OWNED      OWNED      AS OF      AS OF
           PROPERTY                GLA          GLA        GLA     12/31/99    12/31/99           ANCHORS
           --------              --------     -------    -------   --------    --------           -------
Kentwood Towne Center(2)......     285,564    183,655       2.0%    175,255      95.4%    Kmart(8)
                                                                                          OfficeMax
                                                                                          Target(1)
Lake Orion Plaza..............     129,452    129,452       1.4%    129,452     100.0%    Farmer Jack(A&P)
                                                                                          Kmart
Madison Center................     192,744    192,744       2.1%    178,546      92.6%    Dunham's
                                                                                          Kmart
New Towne Plaza...............     171,790    171,790       1.9%    171,790     100.0%    Kohl's Department Store
Oakbrook Square...............     140,217    140,217       1.6%    133,242      95.0%    Kids 'R Us
                                                                                          TJ Maxx
Roseville Plaza...............     231,101    231,101       2.6%    148,823      64.4%    Marshall's
                                                                                          Service Merchandise
Southfield Plaza..............     166,016    166,016       1.8%    160,673      96.8%    Burlington Coat Factory
                                                                                          Marshall's
                                                                                          F & M Drugs
Southfield Plaza                    19,400     19,400       0.2%     15,500      79.9%
 Expansion(2).................                                                            None
Taylor Plaza..................     122,374    122,374       1.4%    122,374     100.0%    Kmart
Tel-Twelve Mall...............     675,037    675,037       7.4%    606,807      89.9%    Chrysler (land lease)
                                                                                          Circuit City
                                                                                          Kmart
                                                                                          Media Play
                                                                                          Montgomery Ward
                                                                                          Office Depot
West Oaks I...................     242,163    242,163       2.7%    242,163     100.0%    Circuit City
                                                                                          Designer Shoe Warehouse
                                                                                          Kmart (land lease)(1)
                                                                                          OfficeMax
                                                                                          Service Merchandise
West Oaks II..................     369,231    149,134       1.3%    146,882      98.5%    Kmart(8)
                                                                                          Kids 'R Us(1)
                                                                                          Kohl's Department
                                                                                          Store(1)
                                                                                          Marshall's
                                                                                          JoAnne etc.
                                                                                          Toys 'R Us(1)
White Lake MarketPlace(6).....     338,599    208,957     100.0%    208,957     100.0%    Home Depot
                                                                                          Farmer Jack
                                                                                          OfficeMax
                                                                                          Wal-Mart(1)
NEW JERSEY
Chester Springs(7)............     224,346    224,346       2.5%    219,054      97.6%    Shop-Rite
                                                                                          Supermarket
                                                                                          Staples
NORTH CAROLINA
Hickory Corners...............     170,239    170,239       1.9%    163,939      96.3%    Food Lion Grocery
                                                                                          OfficeMax
                                                                                          Wal-Mart(4)
Holly Springs Plaza...........     155,584    155,584       1.7%    154,384      99.2%    Ingles Grocery
                                                                                          Wal-Mart
Ridgeview Crossing............     211,524    211,524       2.3%    208,249      98.5%    Belk Department Store
                                                                                          Ingles Grocery
                                                                                          Wal-Mart


                                                                           YEAR OPENED OR
                                                                           ACQUIRED/YEAR                COMPANY     COMPANY
                                                                             OF LATEST       ANCHOR      OWNED       OWNED
                                                                           RENOVATION OR      OWNED     ANCHOR      TENANT
           PROPERTY             LOCATION               TYPE OF PROPERTY     EXPANSION[3]       GLA        GLA         GLA
           --------             --------               ----------------    --------------    ------     -------     -------
OHIO
OfficeMax Center..............  Toledo, OH           Single Tenant Retail  1994/NA                       22,930           0
Spring Meadows Place..........  Holland, OH          Power Center          1987/1997          275,372    81,125     117,366
Troy Towne Center.............  Troy, OH             Community Center      1990/1996           90,921    85,000      69,437
SOUTH CAROLINA
Edgewood Square...............  North Augusta, SC    Community Center      1997/1995                    207,829      20,375
Taylors Square................  Greenville, SC       Community Center      1997/1995                    209,724      33,760
TENNESSEE
Cumberland Gallery............  New Tazewell, TN     Community Center      1997/NA                       73,304      24,851
Highland Square...............  Crossville, TN       Community Center      1997/NA                      131,126      40,420
Northwest Crossing............  Knoxville, TN        Community Center      1997/1995                    217,443      43,264
Northwest Crossing II.........  Knoxville, TN        Single Tenant         1999                          23,500           0
Stonegate Plaza...............  Kingsport, TN        Community Center      1997/1993                    127,042      11,448
Tellico Plaza.................  Lenoir City, TN      Community Center      1997/NA                       94,805      19,387
VIRGINIA
Aquia Towne Center............  Stafford, VA         Community Center      1998/NA                       77,438     162,604
WISCONSIN
West Allis Town Centre........  West Allis, WI       Community Center      1987/NA                      216,474     112,980
                                                                                            ---------  ---------   ---------
       Total..................                                                              1,537,942  6,055,821   3,157,070
                                                                                            =========  =========   =========

                                                                                 % OF
                                                                                TOTAL
                                                                    COMPANY    COMPANY
                                                          % OF       OWNED      OWNED
                                  TOTAL        TOTAL      TOTAL       GLA        GLA
                                 SHOPPING     COMPANY    COMPANY    LEASED      LEASED
                                  CENTER       OWNED      OWNED      AS OF      AS OF
           PROPERTY                GLA          GLA        GLA     12/31/99    12/31/99           ANCHORS
           --------              --------     -------    -------   --------    --------           -------
OHIO
OfficeMax Center..............      22,930     22,930       0.3%     22,930     100.0%    OfficeMax
Spring Meadows Place..........     473,863    198,491       2.2%    190,417      95.9%    Dick's Sporting Goods(1)
                                                                                          Kroger(1)
                                                                                          OfficeMax
                                                                                          Service Merchandise(1)
                                                                                          SuperPetz(5)
                                                                                          Target(1)
                                                                                          TJ Maxx
Troy Towne Center.............     245,358    154,437       1.7%    147,584      95.6%    County Market
                                                                                          Sears Hardware
                                                                                          Stage Department Store
                                                                                          Wal-Mart(1)
SOUTH CAROLINA
Edgewood Square...............     228,204    228,204       2.5%    226,829      99.4%    Bi-Lo Grocery
                                                                                          Goody's Family Clothing
                                                                                          Wal-Mart
Taylors Square................     243,484    243,484       2.7%    238,684      98.0%    Goody's Family Clothing
                                                                                          Wal-Mart
                                                                                          Tags(5)
TENNESSEE
Cumberland Gallery............      98,155     98,155       1.1%     93,955      95.7%    Ingles Grocery
                                                                                          Wal-Mart
Highland Square...............     171,546    171,546       1.9%    145,626      84.9%    Kroger
                                                                                          Wal-Mart(4)
Northwest Crossing............     260,707    260,707       2.9%    260,707     100.0%    Goody's Family Clothing
                                                                                          Ingles Grocery
                                                                                          Wal-Mart
Northwest Crossing II.........      23,500     23,500                23,500     100.0%    None
Stonegate Plaza...............     138,490    138,490       1.5%    138,490     100.0%    Food Lion
                                                                                          Wal-Mart
Tellico Plaza.................     114,192    114,192       1.3%    114,192     100.0%    Bi-Lo Grocery
                                                                                          Wal-Mart(4)
VIRGINIA
Aquia Towne Center............     240,042    240,042       2.7%    209,147      87.1%    Big Lots
                                                                                          Shoppers Food Warehouse
                                                                                          Regal Theatre(1)
WISCONSIN
West Allis Town Centre........     329,454    329,454       3.6%    325,454      98.8%    Kmart(8)
                                                                                          Kohl's Supermarket (A&P)
                                ----------   ---------    -----    ---------    -----
       Total..................  10,750,833   9,212,891    100.0%   8,564,170     93.0%
                                ==========   =========    =====    =========    =====

-------------------------
(1) Anchor-owned store
(2) 50% general partner interest
(3) Represents year opened or acquired/year of latest renovation or expansion by either the Company or the former Ramco Group, as applicable.
(4) Wal-Mart currently is not occupying its leased premises in this shopping center but remains obligated to pay under the terms of the respective lease agreement.
(5) Tenant closed -- lease obligated
(6) Final phase of development
(7) 25% joint interest
(8) Builder's Square leases which are guaranteed by Kmart

TENANT INFORMATION

     The following table sets forth, as of December 31, 1999, information regarding space leased to tenants which in each case, individually account for more than 2% of total annualized base rental revenue from the Company's properties.

                                                                    % OF                    % OF TOTAL
                                         TOTAL     ANNUALIZED    ANNUALIZED    AGGREGATE     COMPANY
                                       NUMBER OF   BASE RENTAL   BASE RENTAL   GLA LEASED     OWNED
               TENANT                   STORES     REVENUE(1)      REVENUE     BY TENANT       GLA
               ------                  ---------   -----------   -----------   ----------   ----------
Wal-Mart.............................     16       $6,239,653       10.24%     1,431,499      15.54%
Kmart................................     11        3,701,253        6.08%     1,017,543      11.04%
A&P/Farmer Jack......................      5        2,292,051        3.76%       246,141       2.67%
OfficeMax............................      9        2,277,717        3.74%       208,811       2.27%
Circuit City.........................      3        1,418,639        2.33%       100,439       1.09%

-------------------------
(1) Annualized Base Rental Revenue is December 1999 base rental revenue multiplied by 12.

     Approximately 605,000 square feet of GLA at eight of the Southeast Portfolio shopping centers is leased to Wal-Mart, but not currently occupied by Wal-Mart, although Wal-Mart remains obligated under the respective lease agreements. Wal-Mart has entered into various subleases, with sub-tenants currently occupying approximately 428,000 square feet of GLA.

     In July 1997 Montgomery Wards ("Wards"), a tenant at three of the Company's properties, Tel-Twelve Mall, Clinton Valley Mall and Shoppes of Lakeland, filed for protection under Chapter 11 of the Bankruptcy Code. The Company was notified in March 1998 that Wards rejected the lease at the Company's Clinton Valley Mall. This location consists of a 101,200 square foot department store and a 7,480 square foot TBA store (Tires, Batteries and Automotive). On an annual basis, Wards paid approximately $1,000,000 in base rent and operating and real estate tax expense reimbursement for the Clinton Valley Mall. The Company is pursuing replacement tenants to lease the space and has currently leased 33,000 square feet of the former department store. The Company is expected to lease the balance of the space during 2000.

     The following table sets forth the total GLA leased to anchors, retail tenants, and available space, in the aggregate, of the Company's properties as of December 31, 1999:

                                            ANNUALIZED    % OF ANNUALIZED   AGGREGATE    % OF TOTAL
                                            BASE RENTAL     BASE RENTAL     GLA LEASED    COMPANY
              TYPE OF TENANT                REVENUE(1)        REVENUE       BY TENANT    OWNED GLA
              --------------                -----------   ---------------   ----------   ----------
Anchor....................................  $32,229,593         52.9%        5,846,512      63.5%
Retail (non-anchor).......................   28,680,794         47.1%        2,717,658      29.5%
Available.................................           --           --           648,721       7.0%
                                            -----------        -----        ----------     -----
          Total...........................  $60,910,387        100.0%        9,212,891     100.0%
                                            ===========        =====        ==========     =====

-------------------------
(1) Annualized Base Rental Revenue is December 1999 base rental revenue multiplied by 12.

     The following table sets forth as of December 31, 1999, the total GLA leased to national, regional and local tenants, in the aggregate, of the Company's properties.

                                            ANNUALIZED    % OF ANNUALIZED   AGGREGATE    % OF TOTAL
                                            BASE RENTAL     BASE RENTAL     GLA LEASED    COMPANY
              TYPE OF TENANT                REVENUE(1)        REVENUE       BY TENANT    OWNED GLA
              --------------                -----------   ---------------   ----------   ----------
National..................................  $43,996,607         72.2%        6,830,841      79.8%
Local.....................................   13,112,504         21.5%        1,224,746      14.3%
Regional..................................    3,801,276          6.3%          508,584       5.9%
                                            -----------        -----        ----------     -----
          Total...........................  $60,910,387        100.0%        8,564,170     100.0%
                                            ===========        =====        ==========     =====

-------------------------
(1) Annualized Base Rental Revenue is December 1999 base rental revenue multiplied by 12.

     The following table sets forth lease expirations for the next five years at the Company's properties assuming that no renewal options are exercised.

                                                                                     % OF
                                                                                  ANNUALIZED                         % OF TOTAL
                                      AVERAGE BASE           ANNUALIZED          BASE RENTAL           LEASED          COMPANY
                                     RENTAL REVENUE         BASE RENTAL         REVENUE AS OF         COMPANY         OWNED GLA
                         NO. OF    PER SQ. FT. AS OF       REVENUE AS OF           12/31/99          OWNED GLA       REPRESENTED
LEASE                    LEASES      12/31/99 UNDER        12/31/99 UNDER       REPRESENTED BY        EXPIRING       BY EXPIRING
EXPIRATION              EXPIRING    EXPIRING LEASES      EXPIRING LEASES(1)    EXPIRING LEASES    (IN SQUARE FEET)     LEASES
----------              --------   -----------------     ------------------    ---------------    ----------------   -----------
2000.................     180            $9.06               $5,174,135              8.5%             571,278            6.2%
2001.................     129            $7.43               $4,053,299              6.7%             545,812            6.4%
2002.................     148            $9.55               $5,361,041              8.8%             561,603            6.6%
2003.................     129            $9.04               $5,405,936              8.9%             597,951            7.0%
2004.................     109            $7.00               $5,662,795              9.3%             808,633            9.4%

-------------------------
(1) Annualized Base Rental Revenue is December 1999 base rental revenue multiplied by 12.

ITEM 3. LEGAL PROCEEDINGS

     There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business against or involving the Company or its properties.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 1999, no matters were submitted for a vote of stockholders of the Company.

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

     The following table shows high and low closing prices per share for each quarter in 1998 and 1999.

                                                                SHARE PRICE
                                                             -----------------
                       QUARTER ENDED                          HIGH       LOW
                       -------------                          ----       ---
March 31, 1998.............................................  $21.250   $19.500
June 30, 1998..............................................   21.625    19.000
September 30, 1998.........................................   19.000    16.125
December 31, 1998..........................................   16.375    14.500
March 31, 1999.............................................   16.313    14.438
June 30, 1999..............................................   16.875    15.312
September 30, 1999.........................................   16.625    14.500
December 31, 1999..........................................   14.875    11.875

     HOLDERS -- The number of holders of record of the Company's Common Shares was 2,370 as of March 15, 2000.

     DIVIDENDS -- Under the Code, a REIT must meet certain requirements, including a requirement that it distribute annually to its shareholders at least 95 percent of its taxable income. Dividend distributions per common share for the years ended December 31, 1999 and 1998, are summarized as follows.

     The Company declared the following cash distributions per share to common shareholders for the year ended December 31, 1998.

                                                     DIVIDEND
                   RECORD DATE                     DISTRIBUTION     PAYMENT DATE
                   -----------                     ------------     ------------
March 31, 1998...................................      $.42         April 21, 1998
June 30, 1998....................................      $.42          July 21, 1998
September 30, 1998...............................      $.42       October 20, 1998
December 31, 1998................................      $.42       January 19, 1999

     The Company declared the following cash distributions per share to common shareholders for the year ended December 31, 1999:

                                                     DIVIDEND
                   RECORD DATE                     DISTRIBUTION      PAYMENT DATE
                   -----------                     ------------      ------------
March 31, 1999...................................      $.42            April 20, 1999
June 30, 1999....................................      $.42             July 20, 1999
September 30, 1999...............................      $.42          October 19, 1999
December 31, 1999................................      $.42          January 18, 2000

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

     The Company has issued an aggregate of 1,400,000 Series A Preferred Shares to certain clients advised by Morgan Stanley Asset Management, Inc. ("MSAM") and Kimco Realty Corporation ("Kimco"). The Preferred Units were sold pursuant to a Preferred Units and Stock Purchase Agreement dated as of September 30, 1997 among the Company, the Operating Partnership, certain clients advised by MSAM and Special Situations RG REIT, Inc. (the entity the investors used to effect their investment). The Preferred Units were sold for an aggregate consideration of $35,000,000 or $25.00 per Preferred Unit. The sale and issuance of the Preferred Units and Series A Preferred Shares was not registered under the Securities Act of 1933, as amended (the "Securities Act"), in reliance upon
Section 4 (2) of the Securities Act. The purchasers of the Preferred Units and the Series A Preferred Shares were limited to six institutional investors consisting of insurance companies, pension funds and other sophisticated institutional investors each of whom made representations to the Company and the Operating Partnership with respect to its intention to purchase the securities for investment only, and not with a view to or for sale in connection with any distribution. Each investor also represented to the Company and the Operating Partnership that such investor was sophisticated and was able to bear the economic risk of its investment in the Operating Partnership and the Company. No underwriter was involved in the transaction and there were no underwriting discounts or commissions paid in connection therewith.

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

ITEM 6. SELECTED FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE DATA AND NUMBER OF PROPERTIES)

     The following table sets forth selected consolidated financial data for the Company and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.

                                                              YEAR ENDED DECEMBER 31,
                                               -----------------------------------------------------
                                                 1999       1998       1997      1996(1)      1995
                                                 ----       ----       ----      -------      ----
OPERATING DATA:
  Revenues:
     Rental revenues.........................  $ 83,302   $ 75,997   $  58,492   $ 37,598   $  8,936
     Gain on sales of real estate............       974         --          --         --         --
     Interest and other income...............       997        758         752      2,915      7,781
                                               --------   --------   ---------   --------   --------
          Total Revenues.....................    85,273     76,755      59,244     40,513     16,717
                                               --------   --------   ---------   --------   --------
  Expenses:
     Real estate taxes.......................     7,810      7,354       6,230      4,643      1,271
     Recoverable operating expenses..........    14,391     12,763      11,462      8,230      1,934
     Depreciation and amortization...........    13,311     12,189       8,216      4,798      1,214
     Other operating.........................     1,418      1,092       1,130        910        210
     General and administrative..............     5,964      5,548       4,597      4,564      4,100
     Interest expense........................    25,421     25,396      14,753      6,725         --
     Spin-off and other expenses.............        --         --          --      7,976         --
     Allowance for loan losses...............        --         --          --         --      4,450
                                               --------   --------   ---------   --------   --------
          Total Expenses.....................    68,315     64,342      46,388     37,846     13,179
                                               --------   --------   ---------   --------   --------
Operating Income.............................    16,958     12,413      12,856      2,667      3,538
Loss From Unconsolidated Entities............       204        304         314        216         --
                                               --------   --------   ---------   --------   --------
Income Before Minority Interest..............    16,754     12,109      12,542      2,451      3,538
Minority Interest............................     4,915      3,451       3,344      2,159         --
                                               --------   --------   ---------   --------   --------
          Net Income.........................  $ 11,839   $  8,658   $   9,198   $    292   $  3,538
                                               ========   ========   =========   ========   ========
Net Income Available to Common
  Shareholders...............................  $  8,432   $  7,044   $   8,920   $    292   $  3,538
                                               ========   ========   =========   ========   ========
Earnings Per Common Share:
  Basic......................................     $1.17      $0.99       $1.25      $0.04      $0.50
                                               ========   ========   =========   ========   ========
  Diluted....................................     $1.17      $0.98       $1.25      $0.04      $0.50
                                               ========   ========   =========   ========   ========
Weighted Average Shares Outstanding
  Basic......................................     7,218      7,133       7,123      7,123      7,123
                                               ========   ========   =========   ========   ========
  Diluted....................................     7,218      7,165       7,148      7,123      7,123
                                               ========   ========   =========   ========   ========
OTHER DATA:
  Funds from Operations -- Basic(2)..........  $ 25,461   $ 22,716   $  20,500   $ 15,225   $     --
  Cash flow provided by (used in):
     Operating activities....................    23,954     16,794      17,026     15,495      2,335
     Investing activities....................   (10,703)   (38,280)   (153,183)    18,976    (56,335)
     Financing activities....................   (12,057)    21,003     137,649    (42,397)    (9,117)
  Number of Properties at Year End...........        54         54          50         32          8
  Company Owned GLA..........................     9,213      9,029       8,372      5,297      1,189
  Cash Distributions Declared Per Share......     $1.68      $1.68       $1.68      $1.44      $1.28

                                                              YEAR ENDED DECEMBER 31,
                                               -----------------------------------------------------
                                                 1999       1998       1997      1996(1)      1995
                                                 ----       ----       ----      -------      ----
BALANCE SHEET DATA:
  Cash and cash equivalents..................  $  5,744   $  4,550   $   5,033   $  3,541   $ 11,467
  REMIC Investments..........................        --         --          --         --     58,099
  Interest and accounts receivable...........    12,791      9,864       6,035      3,901      7,748
  Mortgage loans receivable -- net...........        --         --          --         --     36,023
  Investment in real estate (before
     accumulated depreciation)...............   542,955    535,980     473,213    314,854     58,046
  Total Assets...............................   550,506    544,404     484,682    323,627    180,581
  Mortgages and Notes Payable................   337,552    328,248     295,618    143,410         --
  Total Liabilities..........................   358,662    348,727     314,436    159,056      3,561
  Minority Interest..........................    48,396     48,535      42,282     44,706         --
  Shareholders' Equity.......................   143,448    147,142     127,964    119,865    177,020

-------------------------

(1) Effective May 1, 1996, the Company completed the acquisition of substantially all of the shopping center and retail properties, as well as the management organization and business operations of Ramco and its affiliates and the spin-off of its wholly owned subsidiary, Atlantic Realty Trust, a Maryland real estate investment trust. In connection with the Ramco Acquisition, the Company's name was changed to Ramco-Gershenson Properties Trust and a one-for-four reverse stock split was effectuated as of the close of business on May 1, 1996.

(2) Management generally considers Funds From Operations ("FFO") to be one measure of financial performance of an equity REIT. The Company has adopted the National Association of Real Estate Investment Trusts ("NAREIT") definition of FFO, which was effective on January 1, 1996. Under the definition, FFO represents income (loss) before minority interest (computed in accordance with generally accepted accounting principles ("GAAP")), excluding gains (losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization (excluding amortization of financing costs), and after adjustment for unconsolidated partnerships and joint ventures. Therefore, FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered an alternative to net income as an indication of the Company's performance or to cash flows from operating activities as a measure of liquidity or the ability to pay distributions. Furthermore, while net income and cash generated from operating, investing and financing activities, determined in accordance with GAAP, consider capital expenditures which have been and will be incurred in the future, the calculations of FFO does not.

     For periods beginning after December 31, 1999, NAREIT has clarified its definition that FFO should include both recurring and non-recurring operating results, except for those items defined as "extraordinary items" under generally accepted accounting principles. This clarification is not expected to have a material impact on the Company's FFO.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis of the financial condition and results of operations should be read in conjunction with Ramco-Gershenson Properties Trust's (the "Company") Consolidated Financial Statements, the notes thereto, and the comparative summary of selected financial data appearing elsewhere in this report. Dollars are in thousands, except per Share and per Unit amounts.

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

     OCCUPANCY -- Occupancy remained stable for the Company's overall portfolio with a breakdown by asset category as follows:

                                                                1999       1998
                                                                ----       ----
Enclosed regional malls.....................................     89.8%      96.1%
Power centers...............................................     97.0       98.8
Community centers...........................................     92.6       91.6
Single tenant retail properties.............................    100.0      100.0
Portfolio summary...........................................     93.0%      93.1%
                                                                =====      =====

     AVERAGE BASE RENTS -- Average base rents for the four portfolio categories at December 31:

                                                                            PERCENTAGE
                                                        1999       1998      INCREASE
                                                        ----       ----     ----------
Enclosed regional malls.............................    $8.11      $7.52        7.8%
Power centers.......................................     8.43       8.24        2.3
Community centers...................................     6.81       6.64        2.6
Single tenant retail properties.....................     4.41       3.71       18.9
Portfolio summary...................................    $7.11      $6.88        3.3%
                                                        =====      =====       ====

     LEASE RENEWALS -- The Company achieved the following in base rent for leases that were renewed during 1999:

                                          PER SQUARE     PER SQUARE    PERCENTAGE
                                           FOOT RENT     FOOT RENT      INCREASE
                                          PRIOR LEASE    NEW LEASE     (DECREASE)      GLA
                                          -----------    ----------    ----------      ---
Enclosed regional malls...............      $12.03         $11.86         (1.4)%      10,130
Power centers.........................       14.83          17.36         17.1         3,225
Community centers.....................        8.71           9.43          8.3       166,191

     NEW LEASES -- For new leases entered into during 1999, the Company achieved the following increases in base rent:

                                                          PER
                                      PER SQUARE        SQUARE
                                       FOOT RENT       FOOT RENT   PERCENTAGE
                                   PORTFOLIO AVERAGE   NEW LEASE    INCREASE      GLA
                                   -----------------   ---------   ----------     ---
Anchor...........................       $ 5.51          $ 6.02         9.3%     901,778
Non-anchor.......................        10.55           11.93        13.1      171,077

                                                          PER
                                      PER SQUARE        SQUARE     PERCENTAGE
                                       FOOT RENT       FOOT RENT    INCREASE
                                   PORTFOLIO AVERAGE   NEW LEASE   (DECREASE)     GLA
                                   -----------------   ---------   ----------     ---
Enclosed regional malls..........        $8.11          $14.84        83.0%      22,052
Power centers....................         8.43            5.36       (36.4)     411,592
Community centers................         6.81            7.72        13.4      639,211

     New leases for power centers includes 2 land leases that if excluded from the calculation, would have resulted in $12.46 per square foot rent for new leases entered into during 1999, or 47.8% increase.

RESULT OF OPERATIONS (DOLLARS IN THOUSANDS)

Comparison of Year Ended December 31, 1999 to Year Ended December 31, 1998

     Total revenue increased 11.1% or $8,518 to $85,273 for the year ended December 31, 1999, as compared to $76,755 for the year ended December 31, 1998. Of this increase, minimum rents increased by $4,920, or 9.0%, to $59,779 in 1999 from $54,859 in 1998. Recoveries from tenants increased $1,886 or 9.6% to $21,486 for the year ended December 31, 1999, compared to $19,600 for the year ended December 31, 1998.

     Approximately $2,975 of the increase in minimum rents resulted from a full year of operations in 1999 for the four properties acquired during 1998. The completion of White Lake MarketPlace development during 1999 contributed $743 to the increase in minimum rents. In addition, $522 of the increase in minimum rents is related to buildable sites delivered to two anchor tenants at the Auburn Mile development during 1999. The balance of the increase in minimum rents is primarily attributable to five redevelopment projects completed during 1999.

     The increase in recoveries from tenants is primarily due to a higher level of recoverable operating expenses and real estate taxes due to a full year of operations for the 1998 property acquisitions. The overall recovery ratio decreased to 96.8% in 1999 from 97.4% in 1998. The decrease is attributable to lower recovery ratios for the 1998 acquisition properties, of approximately 71%, when compared to the existing core portfolio (shopping center properties owned as of January 1, 1998). As the leases expire at these properties, the Company expects that new lease agreements will allow recovery ratios to increase.

     Gain on sales of real estate resulted from the sale of two properties, Trinity Corners and a single tenant retail Toys 'R' Us, in December 1999.

     Total expenses for the year ended December 31, 1999 increased 6.2%, or $3,973 to $68,315 as compared to $64,342 for the year ended December 31, 1998. The increase was due to a $2,084 increase in operating expenses, including recoverable operating expenses and real estate taxes, a $1,122 increase in depreciation and amortization, a $416 increase in general and administrative expenses, a $326 increase in other operating expenses and a $25 increase in interest expense. The increase in recoverable expenses, including recoverable operating expenses and real estate taxes, is primarily attributable to the four acquisitions made during 1998.

     Depreciation and amortization increased in 1999 by $1,122, or 9.2% to $13,311 from $12,189 in 1998. The increase resulted primarily from depreciation and amortization of the shopping centers acquired in 1998, the completion of White Lake MarketPlace and the redevelopment projects during 1999.

     General and administrative expenses were $5,964 in 1999 as compared to $5,548 in 1998, an increase of $416, or 7.5%. The increase is attributable to the growth of the Company and the full year effect of increased full-time employees hired during the last half of 1998. General and administrative expenses were reduced by a $251 gain on sale of real estate recognized by one of the Company's unconsolidated entities in 1999, which reduced the Company's reimbursement obligation.

     Loss from unconsolidated entities decreased from $304 in 1998 to $204 in 1999 and is due in part to the impact of the RPT/Invest L.L.C. joint venture included for part of 1999.

Comparison of Year Ended December 31, 1998 to Year Ended December 31, 1997

     The Company increased its portfolio of shopping centers from 50 properties with 8,385 square feet of Company owned gross leaseable area ("GLA") at December 31, 1997 to 54 properties with 9,029 square feet at December 31, 1998 through the acquisition of four properties totaling 644 square feet of GLA.

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

     The increase in recoveries from tenants is primarily due to a higher level of recoverable operating expenses and real estate taxes due to a full year of operations for the 1997 property acquisitions. The overall recovery ratio decreased to 97.4% in 1998 from 101.7% in 1997. The decrease is attributable to lower recovery ratios for the Southeast Portfolio properties, approximately 84%, when compared to the existing core portfolio (shopping center properties owned as of January 1, 1997). As the Southeast Portfolio leases expire, the Company expects that new lease agreements will allow recovery ratios to increase to levels similar to the Company's normal recovery ratio of approximately 99%.

     Total expenses for the year ended December 31, 1998 increased 38.7%, or $17,954 as compared to $46,388 for the year ended December 31, 1997. The increase was due to a $2,425 increase in operating expenses, including recoverable operating expenses and real estate taxes, a $3,973 increase in depreciation and amortization, a $951 increase in general and administrative expenses, and a $10,643 increase in interest expense, offset in part, by a $38 decrease in other operating expenses. The increase in recoverable expenses, including recoverable operating expenses and real estate taxes, are primarily attributable to the acquisition of the Southeast Portfolio and the other acquisitions in 1997 and the four acquisitions made during 1998.

     Depreciation and amortization increased in 1998 by $3,973, or 48.4% to $12,189 from $8,216 in 1997. The increase resulted primarily from depreciation and amortization of the shopping centers acquired in 1997 and 1998.

     General and administrative expenses were $5,548 in 1998 as compared to $4,597 in 1997, an increase of $951, or 20.7%. The increase is attributable to the growth of the Company related to the 1997 and 1998 acquisitions and developments, and the full year effect of increased full-time employees hired during the fourth quarter of 1997. However, general and administrative expenses as a percentage of total revenue decreased from 7.8% in 1997 to 7.2% in 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company generated $23,954 in cash flows from operating activities for the year ended December 31, 1999 and used $43,178 to fund two new development properties and the expansion and major redevelopment of existing projects at individual centers. During the year ended December 31, 1999, financing activities provided $21,771 from borrowings on two construction loans; used $3,179 to pay regularly scheduled principal repayments on mortgage obligations; reduced borrowings on the Credit Facility by $9,288 and paid $20,606 for cash distributions to common shareholders, holders of operating partnership units, and dividend payments to preferred shareholders.

     In August 1999, the Company entered into a joint venture agreement with an affiliate of Investcorp International, Inc. to create RPT/Invest. At the formation of the joint venture, the Company sold two properties to RPT/Invest and received $27,851. The sale of the two properties resulted in a gain of approximately $722, which has been deferred and included in the equity investment of the unconsolidated entity. The proceeds from the sale were used to reduce the Credit Facility by $25,100 and for general corporate purposes.

     The Company's mortgages and notes payable amounted to $337,552 at December 31, 1999, with a weighted average interest rate of 8.03%. The debt consists of nine loans secured by various properties, plus two construction loans, one unsecured term loan and the Credit Facility, as defined below. Eight of the mortgage loans amounting to $169,192 have maturities ranging from 2000 to 2008, monthly payments which include regularly scheduled amortization, and have fixed interest rates ranging between 6.83% to 8.50%. One of the mortgage loans, evidenced by tax free bonds, amounting to $7,000 secured by Oak Brook Square Shopping Center is non-amortizing, matures in 2010, and carries a floating interest rate equal to 75% of the new issue long term Capital A rated utility bonds, plus interest to the lender sufficient to cause the lender's overall yield on its investment in the bonds to be equal to 200 basis points over their applicable LIBOR rate (6.96% at December 31, 1999).

     The Company has a $18.5 million construction loan to finance the Auburn Mile shopping center development located in Auburn Hills, Michigan. The loan carries an interest rate of 250 basis points over LIBOR, an effective rate of 8.67% at December 31, 1999, and matures December 2000. At the Company's option, the loan can then be converted to a 2-year term loan. Approximately $15.8 million has been borrowed at December 31, 1999.

     The Company has a $14 million construction loan to finance the White Lake MarketPlace shopping center development. The loan carries an interest rate of 185 basis points over LIBOR, an effective rate of 8.0% at December 31, 1999 and matures June 2000. At the Company's option, the loan can then be converted to a 2-year term loan. Approximately $11.9 million has been borrowed at December 31, 1999.

     It is the Company's intention to exercise its option to convert the above-mentioned construction loans to two year term loans.

     The Company has an unsecured term loan amounting to $45,000, maturing October 2000. This term loan bears interest between 250 and 275 basis points over LIBOR, depending on certain debt ratios (10.0% at December 31, 1999).

     The Company currently has a $110,000 Credit Facility, of which $88,700 was outstanding as of December 31, 1999. This credit facility bears interest between
137.5 and 162.5 basis points over LIBOR depending on certain debt ratios (effective rate of 7.60% interest rate at December 31, 1999) and matures October 2000. The credit facility is secured by mortgages on various properties and contains financial covenants relating to liabilities-to-asset ratio, minimum operating coverage ratios and a minimum equity value. As of December 31, 1999 the Company was in compliance with the covenant terms.

     It is the Company's intention to extend the Credit Facility, at rates that are commercially reasonable. However, there can be no assurance that the Company will be able to repay or refinance its indebtedness on commercially reasonable or any other terms.

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

     After taking into account the impact of converting the variable rate debt into fixed rate debt by use of the rate protection agreement, the Company's variable rate debt accounted for $93,360 of outstanding debt with a weighted average interest rate of 9.1%. Variable rate debt accounted for approximately 27.7% of the Company's total debt and 19.0% of its total capitalization.

     Based on the debt and the market value of equity, the Company's debt to total market capitalization (debt plus market value equity) ratio was 68.7% at December 31, 1999.

     The properties in which the Operating Partnership owns an interest and are accounted for on the equity method of accounting are subject to non-recourse mortgage indebtedness. At December 31, 1999, the pro rata share of non-recourse mortgage debt on the unconsolidated properties (accounted for on the equity method) was $11,617 with a weighted average interest rate of 8.7%.

     The Company's current capital structure includes property specific mortgages, two construction loans, the unsecured term loan, the Credit Facility, Series A Preferred Shares, Common Shares and a minority interest in the Operating Partnership. Currently, the minority interest in the Operating Partnership represents the 29.0% ownership in the Operating Partnership which may, under certain conditions, be exchanged for 2,944,977 Common Shares.

     As of December 31, 1999, OP Units issued are exchangeable for Common Shares of the Company on a one-for-one basis. The Company, as sole general partner of the Operating Partnership, has the option to exchange OP Units for cash based on the current trading price of the Company's Common Shares. Assuming the exchange of all limited partnership interests in the Operating Partnership and the exchange of Series A Preferred Shares for 2,000,000 shares of common stock, there would be outstanding 12,162,970 common shares with a market value of approximately $153,497 at December 31, 1999 (based on the closing price of $12.62 per share on December 31, 1999).

     The principal uses of the Company's liquidity and capital resources are for acquisitions, development, including expansion and renovation programs, debt repayment and repurchase of its common stock. To maintain its qualification as a real estate investment trust under the Internal Revenue Code of 1986, as amended (the "Code"), the Company is required to distribute to its shareholders at least 95% of its "Real Estate Investment Trust Taxable Income" as defined in the Code.

     The Company anticipates that the combination of the availability under the Credit Facility, construction loans, the sale of existing properties, and potential new debt and equity offerings will provide the necessary capital to achieve continued growth. The Company anticipates adequate liquidity for the foreseeable future to fund future acquisitions, developments, expansions, repositionings, and to continue its currently planned capital programs, to repurchase up to $10 million of the Company's common stock and to make distributions to its shareholders in accordance with the Code's requirements applicable to REITs'. Although the Company believes that the combination of factors discussed above will provide sufficient liquidity, no such assurance can be given.

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

SENSITIVITY ANALYSIS

     The Company has exposure to interest rate risk on its debt obligations. Based on the Company's interest in debt and interest rates in effect at December 31, 1999, a one percent increase in interest rates would decrease earnings and cash flows by approximately $781. A one percent decrease in interest rates would increase earnings and cash flows by approximately $1,086.

YEAR 2000

     Prior to December 31, 1999, the Company successfully completed its Year 2000 assessment of all critical and non-critical information systems. The Year 2000 issue did not adversely affect normal business operations and there was no material failure of the Company's business operations subsequent to December 31, 1999. The costs associated with Year 2000 testing and remediation have not had a material impact on the results of operations for the year ended December 31, 1999.

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

     For periods beginning after December 31, 1999, NAREIT has clarified its definition that FFO should include both recurring and non-recurring operating results, except for those items defined as "extraordinary items" under generally accepted accounting principles. This clarification is not expected to have a material impact on the Company's FFO

     The following table illustrates the calculation of FFO for the years ended December 31, 1999 and 1998:

                                                                   ACTUAL
                                                              -----------------
                                                               1999      1998
                                                               ----      ----
Net Income..................................................  $11,839   $ 8,658
  Less: Gain on sale of property(1).........................   (1,225)       --
  Add: Depreciation and amortization........................   13,339    12,221
  Add: Minority interest in partnership.....................    4,915     3,451
                                                              -------   -------
Funds from operations -- diluted............................   28,868    24,330
  Less: Preferred share dividends...........................   (3,407)   (1,614)
                                                              -------   -------
Funds from operations -- basic..............................  $25,461   $22,716
                                                              =======   =======
Weighted average equivalent shares outstanding(2)...........
  Basic.....................................................   10,170     9,991
                                                              =======   =======
  Diluted...................................................   12,170    10,967
                                                              =======   =======
Supplemental disclosure:
  Straight-line rental income...............................  $ 2,705   $ 2,159
                                                              =======   =======
  Amortization of management contracts and covenants not to
     compete................................................  $   422   $   494
                                                              =======   =======

-------------------------

(1) Includes $251 gain on sale of property of an unconsolidated entity.

(2) For basic, represents the weighted average total shares outstanding, assuming the redemption of all Operating Partnership Units for Common Shares. For diluted, represents the weighted average total shares outstanding, assuming the redemption of all Operating Partnership Units for Common Shares, the Series A Preferred Shares converted to Common Shares and the Common Shares issuable under the treasury stock method upon exercise of stock options.

CAPITAL EXPENDITURES

     During 1999, the Company spent approximately $15,678 on revenue generating capital expenditures including tenant allowances, leasing commissions paid to third-party brokers, legal costs relative to lease documents, and capitalized leasing and construction costs. These types of costs generate a return through rents from tenants over the term of their leases. Revenue enhancing capital expenditures, including expansions, renovations or repositionings were approximately $14,144. Revenue neutral capital expenditures, such as roof and parking lot repairs, which are anticipated to be recovered from tenants, amounted to approximately $7,453.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Statement is not expected to have a material impact on the Company's consolidated financial statements. The Company will adopt SFAS No. 133 as required for its first quarterly filing of fiscal year 2001.

     On December 3, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition", which among other topics, establishes standards for when the lessor can recognize contingent rental income that is based on future specified targets within the lessor's fiscal year. The SAB concluded that contingent revenue should be recorded in the period in which the specified target that results in contingent rental income is achieved. The Company's policy has been to recognize percentage rents throughout the year based on rent estimated to be due from the tenant. The Company will adopt this change in the method of accounting as of January 1, 2000 and report the change of $1,193 of contingent rent receivables as a cumulative effect of a change in accounting principle.

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

     See pages F-1 to F-19, which are included herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Incorporated herein by reference to Ramco-Gershenson Properties Trust definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Annual Report on Form 10-K with respect to its Annual Meeting of Shareholders to be held on June 7, 2000.

ITEM 11. EXECUTIVE COMPENSATION

     Incorporated herein by reference to Ramco-Gershenson Properties Trust definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Annual Report on Form 10-K with respect to its Annual Meeting of Shareholders to be held on June 7, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated herein by reference to Ramco-Gershenson Properties Trust definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Annual Report on Form 10-K with respect to its Annual Meeting of Shareholders to be held on June 7, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Incorporated herein by reference to Ramco-Gershenson Properties Trust definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Annual Report on Form 10-K with respect to its Annual Meeting of Shareholders to be held on June 7, 2000.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

(A)(1) FINANCIAL STATEMENTS

     See pages F-1 to F-19, which are included herein.

(A)(3) EXHIBITS

  3.1 Amended and Restated Declaration of Trust of the Company, dated October 2, 1997, incorporated by reference to Exhibit
       3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.
  3.2 Articles Supplementary to Amended and Restated Declaration of Trust, dated October 2, 1997, incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.
  3.3 By-Laws of the Company adopted October 2, 1997, incorporated by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.
  3.4  Rights Agreement dated as of December 6, 1989 between the
       Company and American Stock Transfer & Trust Company, incorporated by reference to Exhibit 1 to the Company's
       Registration Statement on Form 8-A, File No. 1-10093, for the registration of Share Purchase Rights.
 10.1 1996 Share Option Plan of the Company, incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996.
 10.2  Employment Agreement, dated as of May 10, 1996, between the
       Company and Joel Gershenson, incorporated by reference to
       Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996.
 10.3  Employment Agreement, dated as of May 10, 1996, between the
       Company and Dennis Gershenson, incorporated by reference to
       Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996.
 10.4  Employment Agreement, dated as of May 10, 1996, between the
       Company and Michael A. Ward, incorporated by reference to
       Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996.
 10.5  Employment Agreement, dated as of May 10, 1996, between the
       Company and Richard Gershenson, incorporated by reference to
       Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996.
 10.6  Employment Agreement, dated as of May 10, 1996, between the
       Company and Bruce Gershenson, incorporated by reference to
       Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996.
 10.7  Noncompetition Agreement, dated as of May 10, 1996, between
       Joel Gershenson and the Company, incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form
       10-Q for the period ended June 30, 1996.
 10.8  Noncompetition Agreement, dated as of May 10, 1996, between
       Dennis Gershenson and the Company, incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form
       10-Q for the period ended June 30, 1996.
 10.9  Noncompetition Agreement, dated as of May 10, 1996, between
       Michael A. Ward and the Company, incorporated by reference to Exhibit 10.15 to the Company's Quarterly Report on Form
       10-Q for the period ended June 30, 1996.

10.10  Noncompetition Agreement, dated as of May 10, 1996, between
       Richard Gershenson and the Company, incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996.
10.11  Noncompetition Agreement, dated as of May 10, 1996, between
       Bruce Gershenson and the Company, incorporated by reference to Exhibit 10.17 to the Company's Quarterly Report on Form
       10-Q for the period ended June 30, 1996.
10.12 Letter Agreement, dated April 15, 1996, among the Company and Richard Smith concerning Mr. Smith's employment by the Company, incorporated by reference to Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q for the period ended
       June 30, 1996.
10.13  Preferred Units and Stock Purchase Agreement dated as of
       September 30, 1997 by and among the Company, Special
       Situations RG REIT, Inc. and the Advancing Party named therein, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended
       September 30, 1997.
10.14 Agreement Regarding Exercise of Registration Rights dated as of September 30, 1997 among the Company, the Ramco
       Principals (as defined therein), the Other Holders (as defined therein), Special Situations RG REIT, Inc., and the
       Advancing Party, incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997.
10.15 Registration Rights Agreement dated as of September 30, 1997 by and among the Company, Special Situation RG REIT, Inc., and the Advancing Party named therein, incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997.
10.16  Second Amended and Restated Master Revolving Credit
       Agreement dated as of October 30, 1997 among Ramco-Gershenson Properties, L.P., as Borrower, the Company, as Guarantor, and BankBoston, N.A., and the other Banks which may become parties to the loan agreement, and BankBoston, N.A., as Agent, incorporated by reference to
       Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997.
10.17 Second Amended and Restated Note dated October 30, 1997 in the principal amount of $160,000,000 made by Ramco-Gershenson Properties, L.P. in favor of BankBoston,
       N.A., incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the period ended
       September 30, 1997.
10.18  Amended and Restated Unconditional Guaranty of Payment and
       Performance dated as of October 30, 1997 by the Company in favor of BankBoston, N.A., incorporated by reference to
       Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997.
10.19 Unsecured Term Loan Agreement dated as of October 30, 1997 among Ramco-Gershenson Properties, L.P., as Borrower, the
       Company, as Guarantor, BankBoston,N.A., the other Banks which may become parties to the agreement, and BankBoston, N.A., as Agent, incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997.
10.20 Note dated as of October 30, 1997 in the principal amount of $45,000,000 made by Ramco-Gershenson Properties, L.P., in favor of BankBoston, N.A., incorporated by reference to
       Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997.
10.21 Unconditional Guaranty of Payment and Performance dated as of October 30, 1997 by the Company in favor of BankBoston, N.A., incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the period ended
       September 30, 1997.
10.22 Form of Contract of Sale dated July 7, 1997 relating to the acquisition of the Southeast Portfolio (Form #1), incorporated by reference to Exhibit 10.10 to the Company's
       Quarterly Report on Form 10-Q for the period ended September
       30, 1997.

10.23 Form of Contract of Sale dated July 7, 1997 relating to the acquisition of the Southeast Portfolio (Form #2), incorporated by reference to Exhibit 10.11 to the Company's
       Quarterly Report on Form 10-Q for the period ended September
       30, 1997.
10.24 Form of Contract of Sale dated July 7, 1997 relating to the acquisition of the Southeast Portfolio (Form #3), incorporated by reference to Exhibit 10.12 to the Company's
       Quarterly Report on Form 10-Q for the period ended September
       30, 1997.
10.25 Agreement dated July 7, 1997 by and between Seller (as defined therein) and Ramco-Gershenson Properties, L.P., which agreement amends certain Contracts of Sale relating to the acquisition of the Southeast Portfolio, incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997.
10.26  Loan Agreement dated as of November 26, 1997 between Ramco
       Properties Associates Limited Partnership and Secore
       Financial Corporation relating to a $50,000,000 loan, incorporated by reference to Exhibit 10.36 to the Company's
       Annual Report on Form 10-K for the year ended December 31,
       1997.
10.27 Promissory Note dated November 26, 1997 in the aggregate principal amount of $50,000,000 made by Ramco Properties
       Associates Limited Partnership in favor of Secore Financial
       Corporation, incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K for the year ended
       December 31, 1997.
10.28  Loan Agreement dated December 17, 1997 by and between
       Ramco-Gershenson Properties, L.P. and The Lincoln National
       Life Insurance Company relating to a $8,500,000 loan, incorporated by reference to Exhibit 10.38 to the Company's
       Annual Report on Form 10-K for the year ended December 31,
       1997.
10.29 Note dated December 17, 1997 in the aggregate principal amount of $8,500,000 made by Ramco-Gershenson Properties, L.P. in favor of Lincoln National Life Insurance Company, incorporated by reference to Exhibit 10.39 to the Company's
       Annual Report on Form 10-K for the year ended December 31,
       1997.
10.30 1997 Non-Employee Trustee Stock Option Plan of the Company, incorporated by reference to Exhibit 10.40 to the Company's
       Annual Report on Form 10-K for the year ended December 31,
       1997.
10.31 Change of Venue Merger Agreement dated as of October 2, 1997 between the Company (formerly known as RGPT Trust, a Maryland real estate investment trust), and Ramco-
       Gershenson Properties Trust, a Massachusetts business trust, incorporated by reference to Exhibit 10.41 to the Company's
       Annual Report on Form 10-K for the year ended December 31,
       1997.
10.32 Promissory Note dated as of February 27, 1998 in the principal face amount of $15,225,000 made by A.T.C., L.L.C.
       in favor of GMAC Commercial Mortgage Corporation, incorporated by reference to Exhibit 10.1 to the Company's
       Quarterly Report on Form 10-Q for the period ended September
       30, 1998.
10.33  Deed of Trust and Security Agreement dated as of February
       27, 1998 by A.T.C., L.L.C to Lawyers Title Insurance Company for the benefit of GMAC Commercial Mortgage Corporation relating to a $15,225,000 loan, incorporated by reference to
       Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1998.
10.34  Assignment and Assumption Agreement dated as of October 8,
       1998 among A.T.C., L.L.C., Ramco Virginia Properties,
       L.L.C., A.T. Center, Inc., Ramco-Gershenson Properties Trust and LaSalle National Bank, as trustee for the registered holders of GMAC Commercial Mortgage Securities, Inc.
       Mortgage Pass-Through Certificates, incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1998.
10.35 Exchange Rights Agreement dated as of September 4, 1998 between Ramco-Gershenson Properties Trust, and A.T.C.,
       L.L.C., incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended
       September 30, 1998.

10.36  Loan Agreement dated December 22, 1998 between
       Ramco-Gershenson Properties, L.P. and NBD Bank relating to a
       $14,000,000 loan, incorporated by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.
10.37 Construction Note dated as of December 22, 1998 in the principal face amount of $14,000,000 made by Ramco-Gershenson Properties, L.P. in favor of NBD Bank, incorporated by reference to Exhibit 10.47 to the Company's
       Annual Report on Form 10-K for the year ended December 31,
       1999.
10.38  Loan Agreement dated June 1, 1999 between Ramco-Gershenson
       Properties, L.P. and Bank One, incorporated by reference to
       Exhibit 10.48 to the Company's Quarterly Report on Form 10-Q for the Period ended June 30, 1999.
10.39  Limited Liability Company Agreement of RPT/INVEST L.L.C.
       dated August 23, 1999, incorporated by reference to Exhibit
       10.1 to the Company's Quarterly Report on Form 10-Q for the
       Period ended September 30, 1999.
 21.1  Subsidiaries
 23.1  Consent of Deloitte & Touche LLP.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   Ramco-Gershenson Properties Trust

Dated: March 22, 2000                                           By: /s/ JOEL D. GERSHENSON
                                                     ------------------------------------------------
                                                                    Joel D. Gershenson,
                                                                         Chairman

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of registrant and in the capacities and on the dates indicated.

Dated: March 22, 2000                              By: /s/ JOEL D. GERSHENSON
                                                   ----------------------------------------------------
                                                       Joel D. Gershenson,
                                                       Trustee and Chairman

Dated: March 22, 2000                                          By: /s/ DENNIS E. GERSHENSON
                                                     ------------------------------------------------
                                                                   Dennis E. Gershenson,
                                                                   Trustee and President
                                                               (Principal Executive Officer)

Dated:                                             By:
                                                   ----------------------------------------------------
                                                       Stephen R. Blank,
                                                       Trustee

Dated: March 22, 2000                              By: /s/ ARTHUR H. GOLDBERG
                                                   ----------------------------------------------------
                                                       Arthur H. Goldberg,
                                                       Trustee

Dated: March 22, 2000                              By: /s/ ROBERT A. MEISTER
                                                   ----------------------------------------------------
                                                       Robert A. Meister,
                                                       Trustee

Dated: March 22, 2000                              By: /s/ JOEL M. PASHCOW
                                                   ----------------------------------------------------
                                                       Joel M. Pashcow,
                                                       Trustee

Dated: March 22, 2000                              By: /s/ MARK K. ROSENFELD
                                                   ----------------------------------------------------
                                                       Mark K. Rosenfeld,
                                                       Trustee

Dated: March 22, 2000                              By: /s/ SELWYN ISAKOW
                                                   ----------------------------------------------------
                                                       Selwyn Isakow,
                                                       Trustee

Dated: March 22, 2000                              By: /s/ RICHARD J. SMITH
                                                   ----------------------------------------------------
                                                       Richard J. Smith,
                                                       Chief Financial Officer

                       RAMCO-GERSHENSON PROPERTIES TRUST

                          INDEPENDENT AUDITORS' REPORT

To the Board of Trustees of
Ramco-Gershenson Properties Trust:

     We have audited the accompanying consolidated balance sheets of Ramco-Gershenson Properties Trust and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ramco-Gershenson Properties Trust and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP
Detroit, Michigan
February 11, 2000

                       RAMCO-GERSHENSON PROPERTIES TRUST

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998

                                                                  1999          1998
                                                                  ----          ----
                                                                    (IN THOUSANDS)

ASSETS
Investment in real estate -- net............................    $507,463      $509,844
Cash and cash equivalents...................................       5,744         4,550
Accounts receivable -- net..................................      12,791         9,864
Equity investments in and advances to unconsolidated
  entities..................................................       7,642         5,896
Other assets -- net.........................................      16,866        14,250
                                                                --------      --------
     Total Assets...........................................    $550,506      $544,404
                                                                ========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgages and notes payable.................................    $337,552      $328,248
Distributions payable.......................................       5,127         5,244
Accounts payable and accrued expenses.......................      15,983        15,235
                                                                --------      --------
     Total Liabilities......................................     358,662       348,727
Minority Interest...........................................      48,396        48,535
Commitments and Contingencies...............................          --            --
SHAREHOLDERS' EQUITY
  Preferred Shares, par value $.01, 10,000 shares
     authorized; 1,400 Series A convertible shares issued
     and outstanding, liquidation values of $35,000.........      33,829        33,829
  Common Shares of Beneficial Interest, par value, $.01,
     30,000 shares authorized; 7,218 issued and
     outstanding............................................          72            72
  Additional paid-in capital................................     151,973       151,973
  Cumulative distributions in excess of net income..........     (42,426)      (38,732)
                                                                --------      --------
Total Shareholders' Equity..................................     143,448       147,142
                                                                --------      --------
     Total Liabilities and Shareholders' Equity.............    $550,506      $544,404
                                                                ========      ========

                See notes to consolidated financial statements.

                       RAMCO-GERSHENSON PROPERTIES TRUST

                       CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                               1999      1998      1997
                                                               ----      ----      ----
                                                                 (IN THOUSANDS, EXCEPT
                                                                  PER SHARE AMOUNTS)
REVENUES
  Minimum rents.............................................  $59,779   $54,859   $39,035
  Percentage rents..........................................    2,037     1,538     1,467
  Recoveries from tenants...................................   21,486    19,600    17,990
  Gain on sale of real estate...............................      974        --        --
  Interest and other income.................................      997       758       752
                                                              -------   -------   -------
          Total revenues....................................   85,273    76,755    59,244
                                                              -------   -------   -------
EXPENSES
  Real estate taxes.........................................    7,810     7,354     6,230
  Recoverable operating expenses............................   14,391    12,763    11,462
  Depreciation and amortization.............................   13,311    12,189     8,216
  Other operating...........................................    1,418     1,092     1,130
  General and administrative................................    5,964     5,548     4,597
  Interest expense..........................................   25,421    25,396    14,753
                                                              -------   -------   -------
          Total expenses....................................   68,315    64,342    46,388
                                                              -------   -------   -------
Operating income............................................   16,958    12,413    12,856
Loss from unconsolidated entities...........................      204       304       314
                                                              -------   -------   -------
Income before minority interest.............................   16,754    12,109    12,542
Minority interest...........................................    4,915     3,451     3,344
                                                              -------   -------   -------
Net income..................................................   11,839     8,658     9,198
Preferred stock dividends...................................    3,407     1,614       278
                                                              -------   -------   -------
Net income available to common shareholders.................  $ 8,432   $ 7,044   $ 8,920
                                                              =======   =======   =======
Basic earnings per share....................................    $1.17     $0.99     $1.25
                                                              =======   =======   =======
Diluted earnings per share..................................    $1.17     $0.98     $1.25
                                                              =======   =======   =======
Weighted average shares outstanding:
  Basic.....................................................    7,218     7,133     7,123
                                                              =======   =======   =======
  Diluted...................................................    7,218     7,165     7,148
                                                              =======   =======   =======

                See notes to consolidated financial statements.

                       RAMCO-GERSHENSON PROPERTIES TRUST

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                           COMMON      ADDITIONAL     CUMULATIVE         TOTAL
                                             PREFERRED      STOCK       PAID-IN       EARNINGS/      SHAREHOLDERS'
                                               STOCK      PAR VALUE     CAPITAL      DISTRIBUTION       EQUITY
                                             ---------    ---------    ----------    ------------    -------------
                                                             (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
BALANCE, JANUARY 1, 1997.................                   $ 712       $149,872       $(30,719)       $119,865
  Cash distributions declared............                                               (11,968)        (11,968)
  Conversion to $.01 par value Common
     Shares..............................                    (641)           641                             --
  Series A Preferred Shares issuance (467
     Shares).............................     $11,147                                                    11,147
  Preferred Shares dividends declared....                                                  (278)           (278)
  Net Income.............................                                                 9,198           9,198
                                              -------       -----       --------       --------        --------
BALANCE, DECEMBER 31, 1997...............      11,147          71        150,513        (33,767)        127,964
  Cash distributions declared............                                               (12,009)        (12,009)
  Conversion of Operating Partnership
     Units to Common Shares (95
     shares).............................                       1          1,450                          1,451
  Stock options exercised................                                     10                             10
  Series A Preferred Shares issuance (933
     Shares).............................      22,682                                                    22,682
  Preferred Shares dividends declared....                                                (1,614)         (1,614)
  Net Income.............................                                                 8,658           8,658
                                              -------       -----       --------       --------        --------
BALANCE, DECEMBER 31, 1998...............      33,829          72        151,973        (38,732)        147,142
  Cash distributions declared............                                               (12,126)        (12,126)
  Preferred Shares dividends declared....                                                (3,407)         (3,407)
  Net Income.............................                                                11,839          11,839
                                              -------       -----       --------       --------        --------
BALANCE, DECEMBER 31, 1999...............     $33,829       $  72       $151,973       $(42,426)       $143,448
                                              =======       =====       ========       ========        ========

                See notes to consolidated financial statements.

                       RAMCO-GERSHENSON PROPERTIES TRUST

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                 1999        1998        1997
                                                                 ----        ----        ----
                                                                        (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income................................................   $ 11,839    $  8,658    $   9,198
  Adjustments to reconcile net income to net cash flows
     provided by operating activities:
     Depreciation and amortization..........................     13,311      12,189        8,216
     Amortization of deferred financing costs...............        635       1,102          335
     Gain on sales of real estate...........................       (974)         --           --
     Loss from unconsolidated entities......................        204         304          314
     Minority Interest......................................      4,915       3,451        3,344
     Changes in operating assets and liabilities:
       Interest and accounts receivable.....................     (2,927)     (3,829)      (2,134)
       Other assets.........................................     (3,796)     (7,171)      (4,907)
       Accounts payable and accrued expenses................        747       2,090        2,660
                                                               --------    --------    ---------
Cash Flows Provided By Operating Activities.................     23,954      16,794       17,026
                                                               --------    --------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Real estate acquired......................................    (43,178)    (38,501)    (152,492)
  Proceeds from real estate sales...........................     34,425          --           --
  Distributions received from unconsolidated entities.......        287         106           --
  Proceeds from (advances to) unconsolidated entities.......         92         115         (691)
  Investment in unconsolidated entities.....................     (2,329)         --           --
                                                               --------    --------    ---------
Cash Flows Used In Investing Activities.....................    (10,703)    (38,280)    (153,183)
                                                               --------    --------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions to shareholders........................    (12,126)    (11,970)     (11,967)
  Cash distributions to operating partnership unit
     holders................................................     (5,227)     (4,414)      (4,389)
  Cash dividends paid on preferred shares...................     (3,253)     (1,186)          --
  Principal repayments on credit facility...................    (34,388)     (7,400)     (58,594)
  Principal repayments on mortgage debt.....................     (3,179)     (4,829)      (1,915)
  Net advances (proceeds) from affiliated entities..........         --      (1,325)         272
  Payments of deferred financing costs......................       (658)       (504)      (2,335)
  Purchase of operating partnership units...................        (97)         --       (1,417)
  Borrowings on construction loans..........................     21,771          --           --
  Borrowings on debt........................................     25,100      29,689      206,847
  Net proceeds from preferred shares........................         --      22,682       11,147
  Refund of deferred financing costs........................         --         250           --
  Proceeds from exercise of stock options...................         --          10           --
                                                               --------    --------    ---------
Cash Flows Provided By (Used In) Financing Activities.......    (12,057)     21,003      137,649
                                                               --------    --------    ---------
Net Increase (Decrease) in Cash and Cash Equivalents........      1,194        (483)       1,492
Cash and Cash Equivalents, Beginning of Period..............      4,550       5,033        3,541
                                                               --------    --------    ---------
Cash and Cash Equivalents, End of Period....................   $  5,744    $  4,550    $   5,033
                                                               ========    ========    =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash Paid for Interest During the Period..................   $ 26,361    $ 24,469    $  13,358
                                                               ========    ========    =========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCIAL
  ACTIVITIES:
  Acquisitions of property:
     Debt assumed...........................................               $ 15,170    $   5,867
     Value of OP units issued:
       Purchase of Aquia Towne Center.......................                  5,273
       Jackson earnout......................................                  3,823
     Conversion of OP units into shares.....................                  1,451

                See notes to consolidated financial statements.

                       RAMCO-GERSHENSON PROPERTIES TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)

1. ORGANIZATION

     Effective May 1, 1996, RPS Realty Trust, completed the acquisition of substantially all of the shopping center and retail properties, as well as the management organization and business operations of Ramco-Gershenson, Inc. and its affiliates (the "Ramco Acquisition") and the spin-off of its wholly owned subsidiary, Atlantic Realty Trust ("Atlantic"), a Maryland real estate investment trust. In connection with the Ramco Acquisition, RPS Realty Trust's name was changed to Ramco-Gershenson Properties Trust. Ramco-Gershenson Properties Trust is referred to herein as the "Company".

     The Company is engaged in the business of owning, developing, acquiring, managing and leasing community shopping centers, regional malls and single tenant retail properties. At December 31, 1999, the Company had a portfolio of 54 shopping centers, with more than 10,750,000 square feet of gross leasable area, located in the Midwest, East and Southeast United States. The Company's centers are usually anchored by discount department stores or supermarkets and the tenant base consists primarily of national and regional retail chains and local retailers. The Company's credit risk, therefore, is concentrated in the retail industry.

     Revenues from the Company's largest tenant amounted to 10.2% and 10.8% of total revenues for the years ended December 31, 1999 and 1998, respectively. No other single tenant accounted for more than 10.0% of revenue for the year ended December 31, 1997.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements for the years ended December 31, 1999, and 1998 include the accounts of the Company and its majority owned subsidiary, the Operating Partnership (71.0% owned by the Company at December 31, 1999 and 70.9% at December 31, 1998) and its wholly owned subsidiary, Ramco Properties Associates Limited Partnership, a financing subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

     REVENUE RECOGNITION -- Shopping center space is generally leased to retail tenants under leases which are accounted for as operating leases. Minimum rents are recognized on the straight-line method over the terms of the leases. Certain of the leases also provide for additional revenue based upon the level of sales achieved by the tenant and are recorded on an accrual basis as percentage rent. The leases also typically provide for tenant recoveries of common area maintenance, real estate taxes and other operating expenses. These recoveries are recognized as revenue in the period the applicable costs are incurred.

     An allowance for doubtful accounts has been provided against the portion of tenant accounts receivable which is estimated to be uncollectible. Accounts receivable in the accompanying balance sheet is shown net of an allowance for doubtful accounts of approximately $1,490 and $1,298 as of December 31, 1999 and 1998, respectively.

     CASH AND CASH EQUIVALENTS -- The Company considers all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents.

     INCOME TAX STATUS -- The Company conducts its operations with the intent of meeting the requirements applicable to a real estate investment trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986 as amended (the "Code"). In order to maintain qualification as a real estate investment trust,

                       RAMCO-GERSHENSON PROPERTIES TRUST
the REIT is required to distribute at least 95% of its taxable income to shareholders and meet certain other asset and income tests as well as other requirements. As a real estate investment trust, the REIT will generally not be liable for federal corporate income taxes. Thus, no provision for federal income taxes has been included in the accompanying financial statements.

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

     OTHER ASSETS -- Consist primarily of prepaid expenses, proposed development and acquisition costs, and financing and leasing costs which are amortized using the straight-line method over the terms of the respective agreements.

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

     IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS -- In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Statement is not expected to have a material impact on the Company's consolidated financial statements. The Company will adopt SFAS No. 133 as required for its first quarterly filing of fiscal year 2001.

     On December 3, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition", which among other topics, establishes standards for when the lessor can recognize contingent rental income that is based on future specified targets within the lessor's fiscal year. The SAB concluded that contingent revenue should be recorded in the period in which the specified target that results in contingent rental income is achieved. The Company's policy has been to recognize percentage rents throughout the year based on rent estimated to be due from the tenant. The Company will adopt this change in method of accounting as of January 1, 2000 and report the change of $1,193 of contingent rent receivables as a cumulative effect of a change in accounting principle.

     RECLASSIFICATIONS -- Certain reclassifications have been made to the 1998 and 1997 financial statements to conform to the 1999 presentation.

                       RAMCO-GERSHENSON PROPERTIES TRUST

3. INVESTMENT IN REAL ESTATE

     Investment in real estate consists of the following:

                                                                 DECEMBER 31,
                                                             --------------------
                                                               1999        1998
                                                               ----        ----
Land.....................................................    $ 73,797    $ 64,433
Buildings and improvements...............................     462,839     464,216
Construction in progress.................................       6,319       7,331
                                                             --------    --------
                                                              542,955     535,980
Less: accumulated depreciation...........................     (35,492)    (26,136)
                                                             --------    --------
Investment in real estate -- net.........................    $507,463    $509,844
                                                             ========    ========

REAL ESTATE ACQUISITIONS

     The Company made the following property acquisitions during the year ended December 31, 1998 and the consolidated financial statements include the effects of these acquisitions commencing with the date of acquisition. These acquisitions have been accounted for using the purchase method of accounting. The purchase prices were allocated to the assets acquired and liabilities assumed based upon their estimated fair market value.

ACQUISITION DATE       PROPERTY NAME          PROPERTY LOCATION      PURCHASE PRICE
----------------       -------------          -----------------      --------------
May 1998          Southbay Fashion Center  Sarasota, Florida            $ 6,000
September 1998    Conyers Crossing         Conyers, Georgia               7,500
September 1998    Aquia Towne Center       Stafford, Virginia            22,000
November 1998     Rivertowne Square        Deerfield Beach, Florida       8,700

     GAIN ON SALES OF REAL ESTATE -- In December 1999, the Company sold two shopping centers and recognized an aggregate gain of $974. In addition, a subsidiary of Ramco-Gershenson, Inc. (Ramco), an unconsolidated entity, sold a parcel of land and recognized a gain of $251. Accordingly, the cost reimbursement by the Operating Partnership to Ramco was reduced by the amount of the gain, thereby reducing the Company's general and administrative expenses in 1999.

4. INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED ENTITIES

     The Company's equity investments in unconsolidated entities at December 31, 1999 was comprised of 50% general partner interests in Kentwood Town Center ("Kentwood") and the Southfield Plaza Expansion ("Southfield Plaza"), the Company's 100% interest in the non-voting and 5% interest in the voting common stock of Ramco, and a 25% interest in RPT/INVEST, L.L.C. (RPT/Invest). These investments are not unilaterally controlled and are therefore accounted for on the equity method.

     On August 30, 1999 the Company entered into a joint venture agreement with an affiliate of Investcorp International, Inc. (Investcorp) to create RPT/Invest. The purpose of the joint venture is to acquire existing shopping centers with purchase prices totaling up to $125 million located in the Midwest, Mid-Atlantic and Northeast United States.

     The Company sold two existing properties to RPT/Invest for cash of approximately $27,800, net of $2,500 equity contribution (25% interest in the joint venture). The sale of the two properties resulted in a gain of approximately $722, which has been deferred and included in the equity investment of the unconsolidated entity. The Company used the proceeds from the sale to repay $25,000 of variable rate debt on its revolving

                       RAMCO-GERSHENSON PROPERTIES TRUST

Credit Facility. Investcorp contributed cash of approximately $7,600 in exchange for their 75% equity interest in the joint venture.

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

                       RAMCO-GERSHENSON PROPERTIES TRUST

     Combined condensed financial information of the Company's unconsolidated entities is summarized as follows:

                                                               1999                             1998      1997
                                      ------------------------------------------------------   -------   -------
                                                           SOUTHFIELD
                                       RAMCO    KENTWOOD     PLAZA      RPT/INVEST    TOTAL     TOTAL     TOTAL
                                       -----    --------   ----------   ----------    -----     -----     -----
ASSETS
Investment in Real Estate -- Net....            $ 1,650      $  534      $31,342     $33,526   $ 2,290
Other Assets........................  $ 3,403       599         113        1,226       5,341     4,400
                                      -------   -------      ------      -------     -------   -------
     Total Assets...................  $ 3,403   $ 2,249      $  647      $32,568     $38,867   $ 6,690
                                      =======   =======      ======      =======     =======   =======
LIABILITIES
Mortgage Notes Payable..............            $10,716      $1,507      $22,000     $34,223   $12,390
Other Liabilities...................  $   522       416          37          631       1,606     1,352
                                      -------   -------      ------      -------     -------   -------
     Total Liabilities..............      522    11,132       1,544       22,631      35,829    13,742
                                      -------   -------      ------      -------     -------   -------
Owners' Equity (deficit)............    2,881    (8,883)       (897)       9,937       3,038    (7,052)
                                      -------   -------      ------      -------     -------   -------
Total Liabilities and Owners'
  Equity............................  $ 3,403   $ 2,249      $  647      $32,568     $38,867   $ 6,690
                                      =======   =======      ======      =======     =======   =======
Company's Equity Investments in
  Unconsolidated Entities...........  $ 3,093   $   959      $  576      $ 1,729     $ 6,357   $ 4,341
Advances to Unconsolidated
  Entities..........................    1,285                                          1,285     1,555
                                      -------   -------      ------      -------     -------   -------
Total Equity Investments in and
  Advances to Unconsolidated
  Entities..........................  $ 4,378   $   959      $  576      $ 1,729     $ 7,642   $ 5,896
                                      =======   =======      ======      =======     =======   =======
REVENUES
  Management Fees...................  $ 1,252                                        $ 1,252   $   913   $ 1,063
  Leasing and Development Fees......      523                                            523       110       392
  Property Revenues.................            $ 1,841      $  267      $ 1,597       3,705     2,104     2,077
  Gain on Sale of Real Estate.......      251                                            251        --        --
  Other Revenues....................      769                                            769       761       496
  Leasing/Development Cost
     Reimbursements.................    2,323                                          2,323     2,080     1,321
                                      -------   -------      ------      -------     -------   -------   -------
     Total Revenues.................    5,118     1,841         267        1,597       8,823     5,968     5,349
                                      -------   -------      ------      -------     -------   -------   -------
EXPENSES
  Employee Expenses.................    5,932                                          5,932     4,887     4,079
  Office and Other Expenses.........    1,662                                          1,662     1,523     1,190
  Property Expenses.................              1,509         189        1,389       3,087     1,668     1,662
  Depreciation and Amortization.....      246                                            246       266       221
                                      -------   -------      ------      -------     -------   -------   -------
     Total Expenses.................    7,840     1,509         189        1,389      10,927     8,344     7,152
                                      -------   -------      ------      -------     -------   -------   -------
Excess Revenues Over Expenses.......   (2,722)      332          78          208      (2,104)   (2,376)   (1,803)
Cost Reimbursement From Operating
  Partnership.......................    2,722                                          2,722     2,812     2,218
                                      -------   -------      ------      -------     -------   -------   -------
Income..............................  $    --   $   332      $   78      $   208     $   618   $   436   $   415
                                      =======   =======      ======      =======     =======   =======   =======
Company's Share of Income...........  $    --   $   166      $   39      $    52     $   257   $   218   $   208
                                      =======   =======      ======      =======     =======   =======   =======

     The Company's share of the unconsolidated entities' income of $257, $218 and $208, for the years ended December 31, 1999, 1998, and 1997, was reduced by $461 in 1999, and $522 in both 1998 and 1997, which

                       RAMCO-GERSHENSON PROPERTIES TRUST
represents depreciation and amortization adjustments arising from the Company's net basis adjustments in the unconsolidated entities' assets. These adjustments result in a net loss of $204, $304 and $314 from unconsolidated entities' assets for the years ending December 31, 1999, 1998 and 1997 respectively. In addition, the Company's investment in RPT/Invest is approximately $722 lower than the net basis in the unconsolidated entity as a result of deferring the gain on the sale of the two properties sold to the joint venture.

5. OTHER ASSETS

     Other assets at December 31 are as follows:

                                                              1999      1998
                                                              ----      ----
Leasing costs..............................................  $ 8,924   $ 6,893
Prepaid expenses and other.................................    3,490     3,426
Deferred financing costs...................................    3,718     3,059
Proposed development and acquisition costs.................    5,500     3,911
                                                             -------   -------
                                                              21,632    17,289
Less: accumulated amortization.............................   (4,766)   (3,039)
                                                             -------   -------
Other assets -- net........................................  $16,866   $14,250
                                                             =======   =======

6. MORTGAGES AND NOTES PAYABLE

     Mortgages and notes payable at December 31 consist of the following:

                                                                1999       1998
                                                                ----       ----
Fixed rate mortgages with interest rates ranging from 6.83%
  to 8.50% due at various dates through 2008................  $169,192   $172,371
Floating rate mortgages at 75% of the rate of long-term
  Capital A rated utility bonds, due January 1, 2010, plus
  supplemental interest to equal LIBOR plus 200 basis
  points. The effective rate at December 31, 1999 and 1998
  was 6.96% and 7.49%, respectively.........................     7,000      7,000
Construction loan financing, with an interest rate at LIBOR
  plus 250 basis points due December 2002, including renewal option. The effective rate at December 31, 1999, was
  8.67%. Maximum borrowings of $18,500......................    15,801         --
Construction loan financing, with an interest rate at LIBOR
  plus 185 basis points due June 2002, including renewal
  option. The effective rate at December 31, 1999 and 1998,
  was 8.00% and 7.10%, respectively. Maximum borrowings of
  $14,000...................................................    11,859      5,889
Unsecured term loan, with an interest rate at LIBOR plus 275 basis points, due October 1, 2000. The effective rate at
  December 31, 1999 and 1998 was 10.00% and 9.06%,
  respectively..............................................    45,000     45,000
Credit Facility, with an interest rate at LIBOR plus 162.5
  basis points, due October 2000, maximum available
  borrowings of $110,000. The effective rate at December 31,
  1999 and 1998, was 7.60% and 7.35%, respectively..........    88,700     97,988
                                                              --------   --------
                                                              $337,552   $328,248
                                                              ========   ========

     The mortgage notes and construction loans are secured by mortgages on properties that have an approximate net book value of $338,033 as of December 31, 1999. The Credit Facility is secured by mortgages on various properties that have an approximate net book value of $159,929 as of December 31, 1999.

                       RAMCO-GERSHENSON PROPERTIES TRUST

     At December 31, 1999, $110,000 of the Credit Facility was available for borrowing, of which $88,700 was outstanding. The interest rate payable under the Credit Facility and the unsecured term loan is between 137.5 and 162.5 basis points over LIBOR, and between 250 and 275 basis points over LIBOR, respectively, depending on certain debt ratios set forth in the agreements.

     It is the Company's intention to extend the Credit Facility on a long-term basis, at rates that are commercially reasonable. The Company is currently negotiating the terms of a long-term debt agreement(s). However, there can be no assurance that the Company will be able to refinance its indebtedness on commercially reasonable or any other terms.

     At December 31, 1999, outstanding letters of credit issued under the Credit Facility, not reflected in the accompanying consolidated balance sheet, total approximately $912.

     The Credit Facility and the unsecured term loan contain financial covenants relating to loan to asset value, minimum operating coverage ratios, and a minimum equity value. As of December 31, 1999 the Company was in compliance with the covenant terms.

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

     The following table presents scheduled principal payments on mortgages and notes payable as of December 31, 1999:

Year end December 31,
  2000......................................................   $142,295
  2001......................................................      3,988
  2002......................................................     30,813
  2003......................................................      4,013
  2004......................................................      4,230
  Thereafter................................................    152,213
                                                               --------
  Total.....................................................   $337,552
                                                               ========

7. LEASES

     Approximate future minimum rentals under noncancelable operating leases in effect at December 31, 1999, assuming no new or renegotiated leases nor option extensions on lease agreements, are as follows:

Year ended December 31,
  2000......................................................   $ 53,831
  2001......................................................     50,543
  2002......................................................     46,458
  2003......................................................     41,306
  2004......................................................     58,090
  Thereafter................................................    280,110
                                                               --------
  Total.....................................................   $530,338
                                                               ========

                       RAMCO-GERSHENSON PROPERTIES TRUST

8. EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (EPS) (in thousands, except share and per share data):

                                                                1999        1998        1997
                                                                ----        ----        ----
Numerator:
  Net Income................................................    $11,839     $ 8,658      $9,198
  Preferred dividends.......................................     (3,407)     (1,614)       (278)
                                                              ---------   ---------   ---------
     Income available to common shareholders for basic and
       dilutive EPS.........................................    $ 8,432     $ 7,044      $8,920
                                                              =========   =========   =========
Denominator:
  Weighted-average common shares for basic EPS..............  7,217,993   7,132,517   7,123,105
  Effect of dilutive securities:
     Options outstanding....................................         --      32,097      25,257
                                                              ---------   ---------   ---------
  Weighted-average common shares for dilutive EPS...........  7,217,993   7,164,614   7,148,362
                                                              =========   =========   =========
Basic EPS...................................................      $1.17       $0.99       $1.25
                                                              =========   =========   =========
Diluted EPS.................................................      $1.17       $0.98       $1.25
                                                              =========   =========   =========

     In 1999, 1998 and 1997, conversion of the Series A Preferred Shares and of the Operating Partnership Units would have been antidilutive and, therefore, were not considered in the computation of diluted earnings per share.

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

     In connection with the spin-off of Atlantic, Atlantic has assumed all liability arising out of the Tax Audit and the Asset Issue, including liabilities for interest and penalties and attorney fees relating thereto. In connection with the assumption of such potential liabilities, Atlantic and the Company have entered into a tax agreement which provides that the Company (under the direction of its Continuing Trustees), and not Atlantic, will control, conduct and effect the settlement of any tax claims against the Company relating to the Tax Audit and the Asset Issue. Accordingly, Atlantic will not have any control as to the timing of the resolution or disposition of any such claims. The Company and Atlantic also received an opinion from Special Tax Counsel, Wolf, Block, Schorr and Solis-Cohen LLP, that, to the extent there is a deficiency in the Company's taxable income arising out of the IRS examination and provided the Company timely makes a deficiency dividend (i.e., declares and pays a distribution which is permitted to relate back to the year for which each deficiency was determined to satisfy the requirement that the REIT distribute 95 percent of its taxable income), the classification of the Company as a REIT for the taxable years under examination would not be affected. Under the tax agreement referred to above, Atlantic has agreed to reimburse the Company for

                       RAMCO-GERSHENSON PROPERTIES TRUST
the amount of any deficiency dividend so made. If notwithstanding the above-described opinions of legal counsel, the IRS successfully challenged the status of the Company as a REIT, its status could be adversely affected. If the Company lost its status as a REIT, the Company believes that it will be able to re-elect REIT status for the taxable year beginning January 1, 1999.

     The IRS agent conducting the examination has issued his examination report with respect to the tax issues raised in the Tax Audit, including the Asset Issue (collectively, the "Tax Issues"). The report sets forth a number of positions which the examining agent has taken with respect to the Company's taxes for the years that are subject to the Tax Audit, which the Company believes are not consistent with applicable law and regulations of the IRS. Based on the report, the Company could be liable for up to $43.1 million in combined taxes, penalties and interest through March 31, 2000. The IRS examination report notes, however, that the Company is eligible to avoid termination of its REIT status for certain of the years under audit if the Company makes a deficiency distribution to its shareholders. A deficiency dividend would be deductible by the Company, thereby reducing its liability for federal income tax. The proposed adjustments to taxable income would require the Company to pay a deficiency dividend to its current shareholders resulting in combined taxes, penalties, interest and deficiency dividends of approximately $44.5 million as of March 31, 2000.

     As noted above, pursuant to a Tax Agreement between Atlantic and the Company, Atlantic assumed all liability arising out of the Tax Audit and Tax Issues, including the payment of the deficiency dividend. Based on the amount of Atlantic's net assets, as disclosed in its most recent quarterly report Form 10-Q for the period ended September 30, 1999, the Company does not believe that the ultimate resolution of the Tax Issues will have a material adverse effect on the financial position, results of operations or cash flows of the Company. The issuance of the revenue agent's report constitutes only the first step in the IRS administrative process for determining whether there is any deficiency in the Company's tax liability for the years at issue and any adverse determination by the examining agent is subject to administrative appeal within the IRS and, thereafter, to judicial review. As noted above, the agent's report sets forth a number of positions, which the Company and its legal counsel believe are not consistent with applicable law and regulations of the IRS. The Company filed an administrative appeal challenging the findings contained in the IRS agent's examination report on April 30, 1999.

     In December 1999, the Board of Trustees approved the repurchase, at management's discretion, of up to $10 million of the Company's common stock. The program allows the Company to repurchase its common stock from time to time in the open market and/or in negotiated transactions.

     In connection with the development and expansion of various shopping centers as of December 31, 1999, the Company has entered into agreements for the construction of the shopping centers of approximately $3,100.

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

     After the closing of this transaction, the MSAM clients are required to purchase 19.4% of the first $50,000 in a follow-on public offering of the Company's Shares at the offering price less the underwriter's fees,

                       RAMCO-GERSHENSON PROPERTIES TRUST
commissions, and discounts per share. Upon consummation of such public offering, all outstanding Series A Preferred Shares will be exchanged into Common Shares of the Company, at a conversion price of $17.50 per share, which conversion price is subject to adjustment in certain circumstances.

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

11. STOCK OPTION PLANS

     1996 Share Option Plan -- In May 1996, the Company adopted the 1996 Share Option Plan (the "Plan") to enable its employees to participate in the ownership of the Company. The Plan was amended in June 1999 to provide for the maximum number of common shares available for issuance under the Plan to equal 9 percent of the total number of issued and outstanding common shares (on a fully diluted basis assuming the exchange of all OP units and Series A Preferred Shares for common shares), which number would equal approximately 1,095 common shares at December 31, 1999. The Plan provides for the award of up to 1,095 stock options to purchase common shares of beneficial interest, at the fair market value at the date of grant, to executive officers and employees of the Company. The Plan is administered by the independent trustee members of the Compensation Committee of the Board of Trustees, whose members are not eligible for grants under the Plan. Stock options granted under the Plan vest and become exercisable in installments on

                       RAMCO-GERSHENSON PROPERTIES TRUST
each of the first three anniversaries of the date of grant and expire ten years after the date of grant. No more than 50,000 share options may be granted to any one individual in any calendar year.

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

     Information relating to the 1996 Share Option Plan and the 1997 Non-Employee Trustee Stock Option Plan (the "Plans") from December 31, 1996 through December 31, 1999 is as follows:

                                                        NUMBER     WEIGHTED AVERAGE
                                                       OF SHARES    EXERCISE PRICE
                                                       ---------   ----------------
Outstanding at December 31, 1996.....................   183,200         $16.04
Granted..............................................    92,813          17.69
Exercised............................................        --             --
Cancelled or forfeited...............................    (3,051)         16.56
                                                        -------         ------
Outstanding at December 31, 1997.....................   272,962         $16.60
Granted..............................................   243,500          16.91
Exercised............................................      (533)         16.56
Cancelled or expired.................................    (4,826)         17.08
                                                        -------         ------
Outstanding at December 31, 1998.....................   511,103         $16.74
Granted..............................................    24,000          16.38
Cancelled or expired.................................   (15,779)         17.23
                                                        -------         ------
Outstanding at December 31, 1999.....................   519,324         $16.71
                                                        =======         ======
Shares exercisable at December 31, 1997..............    60,050         $16.03
                                                        =======         ======
Shares exercisable at December 31, 1998..............   151,152         $16.39
                                                        =======         ======
Shares exercisable at December 31, 1999..............   318,119         $16.58
                                                        =======         ======

     At December 31, 1999, the range of exercise prices and weighted average remaining contractual life of outstanding options was $15.44 -- $21.63, and 7.7 years.

     The fair value of options granted during 1999, 1998 and 1997 was estimated to be negligible on the date of grant. All options granted were non-qualified share options. This was determined using the Black-Scholes option pricing model with the following weighted average assumptions used:

                                                           1999    1998    1997
                                                           ----    ----    ----
Risk-free interest rate..................................   5.7%    4.8%    6.4%
Dividend yield...........................................  11.2%   10.8%    9.2%
Volatility...............................................  17.3%   17.3%   15.8%
Weighted average expected life...........................   5.0     5.0     5.0

     The Company accounts for the Plans in accordance with Accounting Principles Board Opinion No. 25 under which no compensation cost has been recognized for stock option awards. There would be no material difference if compensation cost had been calculated consistent with the provisions of Statement of Financial Standards No. 123, "Accounting for Stock Based Compensation."

                       RAMCO-GERSHENSON PROPERTIES TRUST

12. FINANCIAL INSTRUMENTS

     Statements of Financial Accounting Standards No. 107 requires disclosure about fair value of all financial instruments. The carrying values of cash and cash equivalents, receivables, accounts payable and accrued expenses are reasonable estimates of their fair values because of the short maturity of these financial instruments. As of December 31, 1999 and 1998 the mortgages and notes payable amounts are also a reasonable estimate of their fair value because their interest rates approximate the current borrowing rates available to the Company.

     The fair value of the Company's interest rate protection agreement represents the estimated amount the Company would receive or pay to terminate the agreement at December 31, 1999 and 1998. The fair value of this agreement was $292 at December 31, 1999 and ($1,087) at December 31, 1998

13. QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table sets forth the quarterly results of operations for the years ended December 31, 1999 and 1998 (in thousands, except per share amounts):

                                                 EARNINGS PER SHARE
                                                 -------------------
                         REVENUES   NET INCOME    BASIC     DILUTED
                         --------   ----------    -----    ---------
1999
Quarter ended:
  March 31               $21,773      $2,809      $0.27      $0.27
  June 30                 20,760       2,525       0.23       0.23
  September 30            21,094       2,678       0.25       0.25
  December 31             21,646       3,827       0.41       0.41
1998
Quarter ended:
  March 31               $18,444      $2,003      $0.24      $0.24
  June 30                 18,261       2,079       0.25       0.25
  September 30            18,963       1,995       0.23       0.23
  December 31             21,087       2,581       0.26       0.26

                       RAMCO-GERSHENSON PROPERTIES TRUST

14. REAL ESTATE ASSETS

     Net Investment in Real Estate Assets at December 31, 1999

                                                                                                       INITIAL COST
                                                                                                        TO COMPANY
                                                                                                  ----------------------
                                                               YEAR          YEAR       YEAR                 BUILDING &
           PROPERTY                     LOCATION          CONSTRUCTED(A)   ACQUIRED   RENOVATED    LAND     IMPROVEMENTS
           --------                     --------          --------------   --------   ---------   -------   ------------
ALABAMA
Athens Town Center.............  Athens, AL                                  1997                 $   854     $  7,695
Cox Creek Plaza................  Florence, AL                                1997                     589        5,336
FLORIDA
Crestview Corners..............  Crestview, FL                               1997                     400        3,602
Lantana Plaza..................  Lantana, FL                                 1993                   2,590        2,600
Naples Towne Center............  Naples, FL               1983               1996                     218        1,964
Pelican Plaza..................  Osprey, FL                                  1997                     710        6,404
Shoppes of Lakeland............  Lakeland, FL                                1996                   1,279       11,543
Southbay Fashion Center........  Sarasota, FL                                1998                     597        5,355
Sunshine Plaza.................  Tamarac, FL                                 1991         1998      1,748        7,452
Village Lakes..................  Land O' Lakes, FL                           1997                     862        7,768
GEORGIA
Conyers Crossing...............  Conyers, GA                                 1998                     729        6,562
Holcomb Center.................  Alpharetta, GA                              1996                     658        5,953
Indian Hills...................  Calhoun, GA                                 1997                     706        6,355
Mays Crossing..................  Stockbridge, GA                             1997                     725        6,532
MARYLAND
Crofton Plaza..................  Crofton, MD                                 1991                   3,201        6,499
MICHIGAN
Auburn Mile....................  Auburn Hills, MI         1999               1999                  17,015            0
Clinton Valley Mall............  Sterling Heights, MI     1979               1996         1999      1,101        9,910
Clinton Valley Strip Center....  Sterling Heights, MI     1979               1996                     399        3,588
Eastridge Commons..............  Flint, MI                1990               1996         1997      1,086        9,775
Edgewood Towne Center..........  Lansing, MI              1990               1996         1992        665        5,981
Ferndale Plaza.................  Ferndale, MI             1984               1996                     265        2,388
Fraser Shopping Center.........  Fraser, MI                                  1996                     363        3,263
Jackson Crossing...............  Jackson, MI                                 1996         1996      2,249       20,237
Jackson West...................  Jackson, MI              1996               1996         1999      2,806        6,270
Lake Orion Plaza...............  Lake Orion, MI           1977               1996                     470        4,234
Madison Center.................  Madison Heights, MI                         1997         1999        817        7,366
New Towne Plaza................  Canton, MI               1976               1996         1998        817        7,354
Oak Brook Square...............  Flint, MI                                   1996                     955        8,591
Roseville Plaza................  Roseville, MI                               1996         1994      1,466       13,195
Southfield Plaza...............  Southfield, MI                              1996         1999      1,121       10,090
Taylor Plaza...................  Taylor, MI                                  1996                     400        1,930
Tel-Twelve Mall................  Southfield, MI           1968               1996         1996      4,777       43,181
West Oaks I....................  Novi, MI                 1981               1996      1997-98          0        6,304
West Oaks II...................  Novi, MI                 1987               1996         1999      1,391       12,519
Whitelake Marketplace..........  Whitelake Township, MI   1999               1998                   2,965            0
NORTH CAROLINA
Hickory Corners................  Hickory, NC                                 1997         1999        798        7,192
Holly Springs Plaza............  Franklin, NC                                1997                     829        7,470
Ridgeview Crossing.............  Elkin, NC                                   1997                   1,054        9,494

                                                   GROSS COST AT
                                                  END OF PERIOD(B)
                                 SUBSEQUENT    ----------------------
                                 CAPITALIZED              BUILDING &                 ACCUMULATED
           PROPERTY                 COSTS       LAND     IMPROVEMENTS    TOTAL     DEPRECIATION(C)   ENCUMBRANCES
           --------              -----------   -------   ------------   --------   ---------------   ------------
ALABAMA
Athens Town Center.............    $    15     $   854     $  7,710     $  8,564       $   418                (d)
Cox Creek Plaza................         37         589        5,373        5,962           291                (d)
FLORIDA
Crestview Corners..............         11         400        3,613        4,013           196                (d)
Lantana Plaza..................        712       2,590        3,312        5,902           550                (d)
Naples Towne Center............         19         218        1,983        2,201           185                (d)
Pelican Plaza..................         79         710        6,483        7,193           399                (d)
Shoppes of Lakeland............        122       1,279       11,665       12,944           945                (d)
Southbay Fashion Center........         84         597        5,439        6,036           222                (d)
Sunshine Plaza.................      3,362       1,748       10,814       12,562         1,703                (d)
Village Lakes..................         43         862        7,811        8,673           392                (d)
GEORGIA
Conyers Crossing...............        259         729        6,821        7,550           219
Holcomb Center.................         73         658        6,026        6,684           472                (d)
Indian Hills...................         43         706        6,398        7,104           346                (d)
Mays Crossing..................         40         725        6,572        7,297           357                (d)
MARYLAND
Crofton Plaza..................      1,111       3,201        7,610       10,811         1,582                (d)
MICHIGAN
Auburn Mile....................      7,092      17,015        7,092       24,107             0          15,801
Clinton Valley Mall............      1,646       1,101       11,556       12,657           952                (e)
Clinton Valley Strip Center....        136         399        3,724        4,123           345                (d)
Eastridge Commons..............      2,053       1,086       11,828       12,914         1,198                (e)
Edgewood Towne Center..........         19         665        6,000        6,665           551                (d)
Ferndale Plaza.................         13         265        2,401        2,666           226                (d)
Fraser Shopping Center.........        134         363        3,397        3,760           341                (e)
Jackson Crossing...............      4,933       2,249       25,170       27,419         2,172                (e)
Jackson West...................      6,215       2,806       12,485       15,291         1,056           8,107
Lake Orion Plaza...............         79         470        4,313        4,783           401                (e)
Madison Center.................        342         817        7,708        8,525           492                (d)
New Towne Plaza................      1,498         817        8,852        9,669           736                (e)
Oak Brook Square...............        270         955        8,861        9,816           797           7,000
Roseville Plaza................        726       1,466       13,921       15,387         1,309                (e)
Southfield Plaza...............      1,274       1,121       11,364       12,485           963                (e)
Taylor Plaza...................         15         400        1,945        2,345           168                (d)
Tel-Twelve Mall................      2,622       4,777       45,803       50,580         4,291                (e)
West Oaks I....................      2,733           0        9,037        9,037           719           4,155
West Oaks II...................      3,938       1,391       16,457       17,848         1,196           7,074
Whitelake Marketplace..........      9,830       2,965        9,830       12,795            11          11,859
NORTH CAROLINA
Hickory Corners................         36         798        7,228        8,026           392                (d)
Holly Springs Plaza............          7         829        7,477        8,306           406                (d)
Ridgeview Crossing.............         14       1,054        9,508       10,562           516                (e)

                       RAMCO-GERSHENSON PROPERTIES TRUST

                                                                                                            INITIAL COST
                                                                                                             TO COMPANY
                                                                                                       ----------------------
                                                                    YEAR          YEAR       YEAR                 BUILDING &
              PROPERTY                       LOCATION          CONSTRUCTED(A)   ACQUIRED   RENOVATED    LAND     IMPROVEMENTS
              --------                       --------          --------------   --------   ---------   -------   ------------
OHIO
Office Max Center...................  Toledo, OH               1994               1996                     227        2,042
Spring Meadows Place................  Springfield Twp, OH      1987               1996         1997      1,662       14,959
Troy Towne Center...................  Troy, OH                 1990               1996         1996        930        8,372
SOUTH CAROLINA
Edgewood Square.....................  North Augusta, SC                           1997                   1,358       12,229
Taylors Square......................  Greenville, SC                              1997                   1,581       14,237
TENNESSEE
Cumberland Gallery..................  New Tazewell, TN                            1997                     327        2,944
Highland Square.....................  Crossville, TN                              1997                     913        8,189
Northwest Crossing..................  Knoxville, TN                               1997                   1,284       11,566
Northwest Crossing II...............  Knoxville, TN            1999               1999                     570            0
Stonegate Plaza.....................  Kingsport, TN                               1997                     606        5,454
Tellico Plaza.......................  Lenoir City, TN                             1997                     611        5,510
VIRGINIA
Aquia Towne Center..................  Stafford County, VA                         1998                   2,187       19,776
WISCONSIN
West Allis Towne Centre.............  West Allis, WI           1987               1996                   1,866       16,789
                                                                                                       -------     --------
                                                                                             Totals    $73,797     $414,019
                                                                                                       =======     ========

                                                        GROSS COST AT
                                                       END OF PERIOD(B)
                                      SUBSEQUENT    ----------------------
                                      CAPITALIZED              BUILDING &                 ACCUMULATED
              PROPERTY                   COSTS       LAND     IMPROVEMENTS    TOTAL     DEPRECIATION(C)   ENCUMBRANCES
              --------                -----------   -------   ------------   --------   ---------------   ------------
OHIO
Office Max Center...................          0         227        2,042        2,269           187                (d)
Spring Meadows Place................        743       1,662       15,702       17,364         1,478           6,171
Troy Towne Center...................        953         930        9,325       10,255           861                (e)
SOUTH CAROLINA
Edgewood Square.....................         12       1,358       12,241       13,599           664                (d)
Taylors Square......................         15       1,581       14,252       15,833           772                (e)
TENNESSEE
Cumberland Gallery..................          9         327        2,953        3,280           160                (d)
Highland Square.....................          5         913        8,194        9,107           444           5,284
Northwest Crossing..................         24       1,284       11,590       12,874           629                (e)
Northwest Crossing II...............      1,605         570        1,605        2,175             5
Stonegate Plaza.....................          3         606        5,457        6,063           296                (e)
Tellico Plaza.......................          5         611        5,515        6,126           299                (d)
VIRGINIA
Aquia Towne Center..................        111       2,187       19,887       22,074           641          14,975
WISCONSIN
West Allis Towne Centre.............         19       1,866       16,808       18,674         1,541                (e)
                                        -------     -------     --------     --------       -------
                                        $55,139     $73,797     $469,158     $542,955       $35,492
                                        =======     =======     ========     ========       =======

-------------------------
(a)  If prior to May 1996, constructed by a predecessor of the Company

(b) The aggregate cost of land and buildings and improvements for federal income tax purposes is approximately $408 million.

(c) Depreciation for all properties is computed over the useful life which is generally forty years.

(d)  The property is pledged as collateral on the secured line of credit.

(e)  The property is pledged as collateral on secured mortgages.

The changes in real estate assets and accumulated depreciation for the years ended December 31, 1999, and 1998 are as follows:

         REAL ESTATE ASSETS                                1999        1998
         ------------------                                ----        ----
         Balance at beginning of period..............    $535,980    $473,213
         Land Development/Acquisitions...............      18,135    $ 46,910
         Capital Improvements........................      25,041      15,857
         Sale of Assets..............................     (36,201)          0
                                                         --------    --------
         Balance at end of period....................    $542,955    $535,980
                                                         ========    ========

           ACCUMULATED DEPRECIATION                1999       1998
           ------------------------                ----       ----
Balance at beginning of period................    $26,136    $14,919
Sales/Retirements.............................     (2,752)        --
Depreciation..................................     12,108     11,217
                                                  -------    -------
Balance at end of period......................    $35,492    $26,136
                                                  =======    =======

                                 EXHIBIT INDEX


EXHIBIT
NO.                  DESCRIPTION
-------              -----------
21.1           Subsidiaries
23.1           Independent Auditors Consent
27             Financial Data Schedule