Form 10-Q
period 2000-03-31
RAMCO GERSHENSON PROPERTIES TRUST
filed 2000-05-09
CIK 842183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For the transition period from to
Commission file number 1-10093

RAMCO-GERSHENSON PROPERTIES TRUST

(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	13-6908486 (I.R.S. Employer Identification Number)

27600 Northwestern Highway, Suite 200, Southfield, Michigan (Address of principal executive offices)	48034 (Zip code)

248-350-9900

(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X                     No

      Number of common shares of beneficial interest ($.01 par value) of the Registrant outstanding as of March 31, 2000: 7,215,993

INDEX

		Page No.

PART I. Financial Information
ITEM 1.	Financial Statements

	Consolidated Balance Sheets — March 31, 2000 (unaudited) and December 31, 1999	3

	Consolidated Statements of Income (unaudited) — Three Months Ended March 31, 2000 and 1999	4

	Consolidated Statement of Shareholders’ Equity (unaudited) — Three Months Ended March 31, 2000	5

	Consolidated Statements of Cash Flows (unaudited) — Three Months Ended March 31, 2000 and 1999	6

	Notes to Consolidated Financial Statements (unaudited)	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

PART II. Other Information

ITEM 6.	Exhibits and Reports on Form 8-K	17

PART I — FINANCIAL INFORMATION

ITEM 1 — Financial Statements

RAMCO-GERSHENSON PROPERTIES TRUST

CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	December 31,
	2000	1999

	(Unaudited)

Assets

Investment in real estate — net	$504,186	$507,463

Cash and cash equivalents	3,153	5,744

Accounts receivable — net	13,355	12,791

Equity investments in and advances to unconsolidated entities	7,709	7,642

Other assets — net	19,822	16,866

Total Assets	$548,225	$550,506

Liabilities and Shareholders’ Equity

Mortgages and notes payable	$336,995	$337,552

Distributions payable	5,103	5,127

Accounts payable and accrued expenses	14,830	15,983

Total Liabilities	356,928	358,662

Minority Interest	48,519	48,396

Commitments and Contingencies	—	—

Shareholders’ Equity

Preferred Shares, par value $.01, 10,000 shares authorized; 1,400 Series A convertible shares issued and outstanding, liquidation values of $35,000	33,829	33,829

Common Shares of Beneficial Interest, par value $.01, 30,000 shares authorized; 7,216 and 7,218 issued and outstanding, respectively	72	72

Additional paid-in capital	151,945	151,973

Cumulative distributions in excess of net income	(43, 068)	(42,426)

Total Shareholders’ Equity	142,778	143,448

Total Liabilities and Shareholders’ Equity	$548,225	$550,506

See notes to consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	For the Three
	Months Ended
	March 31,

	2000	1999

Revenues:

Minimum rents	$15,037	$15,114

Percentage rents	884	625

Recoveries from tenants	5,373	5,808

Interest and other income	534	226

Total revenues	21,828	21,773

Expenses:

Real estate taxes	1,888	1,978

Recoverable operating expenses	3,636	3,890

Depreciation and amortization	3,495	3,291

Other operating	466	567

General and administrative	1,339	1,473

Interest expense	6,426	6,511

Total expenses	17,250	17,710

Operating income	4,578	4,063

Income (Loss) from unconsolidated entities	6	(68)

Income before minority interest	4,584	3,995

Minority interest	1,360	1,186

Net income	3,224	2,809

Preferred dividends	(835)	(840)

Net income available to common shareholders	$2,389	$1,969

Basic earnings per share	$0.33	$0.27

Diluted earnings per share	$0.33	$0.27

Weighted average shares outstanding:

Basic	7,218	7,218

Diluted	7,218	7,218

      See notes to consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

		Common	Additional	Cumulative	Total
	Preferred	Stock	Paid-In	Earnings/	Shareholders’
	Stock	Par Value	Capital	Distribution	Equity

Balance, January 1, 2000	$33,829	$72	$151,973	$(42,426)	$143,448

Cash distributions declared				(3,031)	(3,031)

Preferred Shares dividends declared				(835)	(835)

Purchase and retirement of common shares			(28)		(28)

Net income				3,224	3,224

Balance, March 31, 2000	$33,829	$72	$151,945	$(43,068)	$142,778

See notes to consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Three Months
	Ended March 30,

	2000	1999

Cash Flows from Operating Activities:

Net Income	$3,224	$2,809

Adjustments to reconcile net income to net cash flows provided by operating activities:

Depreciation and amortization	3,495	3,291

Amortization of deferred financing costs	82	294

Loss (Income) from unconsolidated entities	(6)	68

Minority interest	1,360	1,186

Changes in assets and liabilities that provided (used) cash:

Accounts receivable	(564)	38

Other assets	(3,367)	(2,511)

Accounts payable and accrued expenses	(1,153)	(2,274)

Cash Flows Provided By Operating Activities	3,071	2,901

Cash Flows from Investing Activities:

Capital expenditures	(1,138)	(1,918)

Repayment of advances to unconsolidated entities	1,179	78

Distributions received from unconsolidated entities	53	—

Cash Flows Provided By (Used In) Investing Activities	94	(1,840)

Cash Flows from Financing Activities:

Cash distributions to shareholders	(3,050)	(3,033)

Cash distributions to operating partnership unit holders	(1,237)	(1,505)

Cash dividends paid on Preferred Shares	(840)	(706)

Repayment of Credit Facility	(9,200)	(2,000)

Principal repayments on mortgages payable	(883)	(725)

Purchase and retirement of common shares	(28)	—

Payment of deferred financing costs	(44)	(37)

Borrowings on Credit Facility	8,500	5,000

Borrowings on Construction Loan	1,026	964

Cash Flows Used In Financing Activities	(5,756)	(2,042)

Net Decrease in Cash and Cash Equivalents	(2,591)	(981)

Cash and Cash Equivalents, Beginning of Period	5,744	4,550

Cash and Cash Equivalents, End of Period	$3,153	$3,569

Supplemental Disclosures of Cash Flow Information:

Cash paid for interest during the period	$6,829	$5,886

See notes to consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation and Summary of Significant Accounting Policies

      Basis of Presentation — The accompanying interim financial statements and related notes of the Company are unaudited; however, they have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting, the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules. The unaudited interim financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 1999. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial statements for the interim periods have been made. The results for interim periods are not necessarily indicative of the results for a full year.

      Impact of Recent Accounting Pronouncements — In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Statement is not expected to have a material impact on the Company’s consolidated financial statements. The Company will adopt SFAS No. 133 as required for its first quarterly filing of fiscal year 2001.

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB 101), which among other topics, requires that real estate companies should not recognize contingent percentage rents until the specified target that triggers this type of income is achieved. The Company’s policy has been to recognize percentage rents throughout the year based on rent estimated to be due from the tenant. The Company has elected to adopt the provisions of SAB 101 as of April 1, 2000 and report the change of approximately $1,260 of contingent rent receivables as a cumulative effect of a change in accounting principle.

      Reclassifications — Certain reclassifications have been made to the 1999 financial statements to conform to the 2000 presentation.

2.  Accounts Receivable — Net

      Accounts receivables include $8,033 and $7,098 of unbilled straight-line rent receivables at March 31, 2000 and December 31, 1999, respectively.

3.  Investment in Real Estate

      Investment in real estate consist of the following:

	March 31, 2000	December 31, 1998

	(Unaudited)

Land	$72,505	$73,797

Buildings and improvements	464,086	462,839

Construction in progress	6,209	6,319

	542,800	542,955

Less: accumulated depreciation	(38,614)	(35,492)

Investment in real estate — net	$504,186	$507,463

4.  Other Assets

      Other assets are as follows:

	March 31, 2000	December 31, 1999

	(Unaudited)

Leasing costs and other	$10,382	$8,924

Prepaid expenses and other	4,886	3,490

Deferred financing costs	3,762	3,718

Proposed development and acquisition costs	6,014	5,500

	25,044	21,632

Less: accumulated amortization	(5,222)	(4,766)

Other assets — net	$19,822	$16,866

5.  Mortgages and Notes Payable

      Mortgages and notes payable consist of the following:

	March 31, 2000	December 31, 1999

	(Unaudited)

Fixed rate mortgages with interest rates ranging from 6.83% to 8.50%, due at various dates through 2008	$168,329	$169,192

Floating rate mortgages at 75% of the rate of long-term Capital A rated utility bonds, due January 1, 2010, plus supplemental interest to equal LIBOR plus 200 basis points. The effective rate at March 31, 2000 was 7.53% and at December 31, 1999 was 6.96%	6,980	7,000

Construction loan financing, with an interest rate at LIBOR plus 250 basis points due December 2002 including renewal option. The effective rate at March 31, 2000 was 8.50% and at December 31, 1999 was 8.67% Maximum borrowings of $18,500	15,801	15,801

Construction loan financing, with an interest rate at LIBOR plus 185 basis points due June 2002, including renewal option. The effective rate at March 31, 2000 was 7.88% and at December 31, 1999 was 8.00%. Maximum borrowings of $14,000	12,885	11,859

Unsecured term loan, with an interest rate at LIBOR plus 275 basis points, due October 1, 2000. The effective rate at March 31, 2000 was 9.75% and at December 31, 1999 was 10.00%	45,000	45,000

Credit Facility, with an interest rate at LIBOR plus 162.5 basis points, due October 2000, maximum available borrowings of $110,000. The effective rate at March 31, 2000 was 7.66%, and at December 31, 1999 was 7.60%	88,000	88,700

	$336,995	$337,552

      The mortgage notes and construction loans are secured by mortgages on properties that have an approximate net book value of $335,871 as of March 31, 2000. The Credit Facility is secured by mortgages on various properties that have an approximate net book value of $159,962 as of March 31, 2000.

      At March 31, 2000, $110,000 of the Credit Facility was available for borrowing, of which $88,000 was outstanding. The interest rate payable under the Credit Facility and the unsecured term loan is between 137.5 and 162.5 basis points over LIBOR, and between 250 and 275 basis points over LIBOR, respectively, depending on certain debt ratios set forth in the agreements.

      It is the Company’s intention to extend the Credit Facility on a long-term basis, at rates that are commercially reasonable. The Company is currently negotiating the terms of a long-term debt agreement(s).

However, there can be no assurance that the Company will be able to refinance its indebtedness on commercially reasonable or any other terms.

      At March 31, 2000, outstanding letters of credit issued under the Credit Facility, not reflected in the accompanying consolidated balance sheet, total approximately $850.

      The Credit Facility and the unsecured term loan contain financial covenants relating to loan to asset value, minimum operating coverage ratios, and a minimum equity value. As of March 31, 2000, the Company was in compliance with the covenant terms.

      The following table presents scheduled principal payments on mortgages and notes payable as of March 31, 2000:

Year Ended
December 31,

2000 (April 1 — December 31)	$140,711

2001	3,988

2002	31,839

2003	4,013

2004	4,230

Thereafter	152,214

Total	$336,995

6.  Leases

      The Company is engaged in the operation of shopping center and retail properties and leases space to tenants and certain anchors pursuant to lease agreements. The lease agreements provide for initial terms ranging from 3 to 30 years and, in some cases, for annual rentals which are subject to upward adjustment based on operating expense levels and sales volume.

      Approximate future minimum rentals under noncancelable operating leases in effect at March 31, 2000, assuming no new or renegotiated leases nor option extensions on lease agreements, are as follows:

Year Ended
December 31,

2000 (April 1 — December 31)	$41,921

2001	52,189

2002	47,987

2003	43,137

2004	38,860

Thereafter	285,472

Total	$509,566

7.  Commitments and Contingencies

      During the third quarter of 1994, the Company held more than 25% of the value of its gross assets in overnight Treasury Bill reverse repurchase transactions which the United States Internal Revenue Service (the “IRS”) may view as non-qualifying assets for the purposes of satisfying an asset qualification test applicable to REITs, based on a Revenue Ruling published in 1977 (the “Asset Issue”). The Company has requested that the IRS enter into a closing agreement with the Company that the Asset Issue will not impact the Company’s status as a REIT. The IRS has deferred any action relating to the Asset Issue pending the further examination of the Company’s 1991-1995 tax returns (the “Tax Audit”). Based on developments in the law which have occurred since 1977, the Company’s Tax Counsel, Battle Fowler LLP, has rendered an opinion that the Company’s investment in Treasury Bill repurchase obligations would not adversely affect its REIT status. However, such opinion is not binding upon the IRS.

      In connection with the spin-off of Atlantic, Atlantic has assumed all liability arising out of the Tax Audit and the Asset Issue, including liabilities for interest and penalties and attorney fees relating thereto. In connection with the assumption of such potential liabilities, Atlantic and the Company have entered into a tax agreement which provides that the Company (under the direction of its Continuing Trustees), and not Atlantic, will control, conduct and effect the settlement of any tax claims against the Company relating to the Tax Audit and the Asset Issue. Accordingly, Atlantic will not have any control as to the timing of the resolution or disposition of any such claims. The Company and Atlantic also received an opinion from Special Tax Counsel, Wolf, Block, Schorr and Solis-Cohen LLP, that, to the extent there is a deficiency in the Company’s taxable income arising out of the IRS examination and provided the Company timely makes a deficiency dividend (i.e., declares and pays a distribution which is permitted to relate back to the year for which each deficiency was determined to satisfy the requirement that the REIT distribute 95 percent of its taxable income), the classification of the Company as a REIT for the taxable years under examination would not be affected. Under the tax agreement referred to above, Atlantic has agreed to reimburse the Company for the amount of any deficiency dividend so made. If notwithstanding the above-described opinions of legal counsel, the IRS successfully challenged the status of the Company as a REIT, its status could be adversely affected. If the Company lost its status as a REIT, the Company believes that it will be able to re-elect REIT status for the taxable year beginning January 1, 1999.

      The IRS agent conducting the examination has issued his examination report with respect to the tax issues raised in the Tax Audit, including the Asset Issue (collectively, the “Tax Issues”). The report sets forth a number of positions which the examining agent has taken with respect to the Company’s taxes for the years that are subject to the Tax Audit, which the Company believes are not consistent with applicable law and regulations of the IRS. Based on the report, the Company could be liable for up to $43.6 million in combined taxes, penalties and interest through March 31, 2000. The IRS examination report notes, however, that the Company is eligible to avoid termination of its REIT status for certain of the years under audit if the Company makes a deficiency distribution to its shareholders. A deficiency dividend would be deductible by the Company, thereby reducing its liability for federal income tax. The proposed adjustments to taxable income would require the Company to pay a deficiency dividend to its current shareholders resulting in combined taxes, penalties, interest and deficiency dividends of approximately $44.9 million as of March 31, 2000.

      As noted above, pursuant to a Tax Agreement between Atlantic and the Company, Atlantic assumed all liability arising out of the Tax Audit and Tax Issues, including the payment of the deficiency dividend. Based on the amount of Atlantic’s net assets, as disclosed in its Annual Report on Form 10-K for the year ended December 31, 1999, the Company does not believe that the ultimate resolution of the Tax Issues will have a material adverse effect on the financial position, results of operations or cash flows of the Company. The issuance of the revenue agent’s report constitutes only the first step in the IRS administrative process for determining whether there is any deficiency in the Company’s tax liability for the years at issue and any adverse determination by the examining agent is subject to administrative appeal within the IRS and, thereafter, to judicial review. As noted above, the agent’s report sets forth a number of positions, which the Company and its legal counsel believe are not consistent with applicable law and regulations of the IRS. The Company filed an administrative appeal challenging the findings contained in the IRS agent’s examination report on April 30, 1999.

      In December 1999, the Board of Trustees approved the repurchase, at management’s discretion, of up to $10 million of the Company’s common stock. The program allows the Company to repurchase its common stock from time to time in the open market and/or in negotiated transactions. During the three months ended March 31, 2000, the Company purchased and retired 2 thousand shares of the Company’s common stock under this program at a cost of $28.

      In connection with the development and expansion of various shopping centers as of March 31, 2000, the Company has entered into agreements for the construction of shopping centers of approximately $5,900.

ITEM 2 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in Thousands, except per Share and per Unit amounts)

      The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements of the Company, including the respective notes thereto which are included in this Form 10-Q.

Capital Resources and Liquidity

      For the three months ended March 31, 2000, the Company generated $3,071 in cash flows from operating activities. Investing activities used $1,138 to fund expansion and major redevelopment of existing projects and the Company received repayment of advances to unconsolidated entities amounting to $1,179. Financing activities used $700, net of borrowings, during the quarter ended March 31, 2000 to reduce the Credit Facility and borrowings on a construction loan provided $1,026. During the three months ended March 31, 2000, the Company used $883 to pay mortgage obligations and paid $5,127 for cash distributions to shareholders, holders of operating partnership units and dividends paid to preferred shareholders.

      The Company’s mortgage and notes payable amounted to $336,995 at March 31, 2000, with a weighted average interest rate of 8.0%. The debt consists of nine loans secured by various properties, plus two construction loans, one unsecured term loan and the Credit Facility, as defined below. Eight of the mortgage loans amounting to $168,329 have maturities ranging from 2000 to 2008, monthly payments which include regularly scheduled amortization, and have fixed interest rates ranging between 6.83% to 8.50%. One of the mortgage loans, evidenced by tax free bonds, amounting to $6,980 secured by Oakbrook Square Shopping Center matures in 2010, includes scheduled amortization and carries a floating interest rate equal to 75% of the new issue long term Capital A rated utility bonds, plus interest to the lender sufficient to cause the lender’s overall yield on its investment in the bonds to be equal to 200 basis points over their applicable LIBOR rate (7.5% at March 31, 2000).

      The Company has a $18.5 million construction loan to finance the Auburn Mile shopping center development located in Auburn Hills, Michigan. The loan carries an interest rate of 250 basis points over LIBOR, an effective rate of 8.5% at March 31, 2000, and matures December 2000. At the Company’s option, the loan can then be converted to a 2-year term loan. Approximately $15.8 million has been borrowed at March 31, 2000.

      The Company has a $14 million construction loan to finance the White Lake MarketPlace shopping center development. The loan carries an interest rate of 185 basis points over LIBOR, an effective rate of 7.9% at March 31, 2000 and matures June 2000. At the Company’s option, the loan can then be converted to a 2-year term loan. Approximately $12.9 million has been borrowed at March 31, 2000.

      It is the Company’s intention to exercise its option to convert the above-mentioned construction loans to two-year term loans.

      The Company has an unsecured term loan amounting to $45,000, maturing October 2000. This term loan bears interest between 250 and 275 basis points over LIBOR, depending on certain debt ratios (9.8% at March 31, 2000).

      The Company currently has a $110,000 Credit Facility, of which $88,000 was outstanding as of March 31, 2000. This credit facility bears interest between 137.5 and 162.5 basis points over LIBOR depending on certain debt ratios (effective interest rate of 7.7% at March 31, 2000) and matures October 2000. The credit facility is secured by mortgages on various properties and contains financial covenants relating to liabilities-to-asset ratio, minimum operating coverage ratios and a minimum equity value. As of March 31, 2000, the Company was in compliance with the covenant terms.

      It is the Company’s intention to extend the Credit Facility, at rates that are commercially reasonable. However, there can be no assurance that the Company will be able to repay or refinance its indebtedness on commercially reasonable or any other terms.

      At March 31, 2000, outstanding letters of credit issued under the Credit Facility, not reflected in the accompanying consolidated balance sheet, amounted to approximately $850.

      In August 1998, the Company executed an interest rate swap agreement to limit the Company’s exposure to increases in interest rates on its floating rate debt. The notional amount of the agreement was $75,000. Based on rates currently in effect under the Company’s Credit Facility, the agreement provides for a fixed rate of 7.425% through October 2000. The Company is exposed to credit loss in the event of non-performance by the other parties to the interest rate swap agreement, however, the Company does not anticipate non-performance by the counter parties.

      After taking into account the impact of converting the variable rate debt into fixed rate debt by use of the rate protection agreement, the Company’s variable rate debt accounted for $93,666 of outstanding debt with a weighted average interest rate of 9.0%. Variable rate debt accounted for approximately 27.8% of the Company’s total debt and 18.4% of its total capitalization.

      Based on the debt and the market value of equity, the Company’s debt to total market capitalization (debt plus market value equity) ratio was 66.0% at March 31, 2000.

      The properties in which Ramco-Gershenson Properties, L.P. (the “Operating Partnership”), owns an interest and are accounted for on the equity method of accounting are subject to non-recourse mortgage indebtedness. At March 31, 2000, the pro rata share of non-recourse mortgage debt on the unconsolidated properties (accounted for on the equity method) was $11,590 with a weighted average interest rate of 8.7%.

      The Company’s current capital structure includes property specific mortgages, two construction loans, the unsecured term loan, the Credit Facility, Series A Preferred Shares, Common Shares and a minority interest in the Operating Partnership. Currently, the minority interest in the Operating Partnership represents the 29.0% ownership in the Operating Partnership which, may under certain conditions, be exchanged for approximately 2.9 million Common Shares.

      As of March 31, 2000, Operating Partnership Units (“OP Units”), issued are exchangeable for Common Shares of the Company on a one-for-one basis. The Company, as sole general partner of the Operating Partnership, has the option to settle exchanged OP Units in cash based on the current trading price of the Company’s Common Shares. Assuming the exchange of all limited partnership interests in the Operating Partnership, there would be outstanding approximately 10.2 million Common Shares with a market value of approximately $144,794 at March 31, 2000 (based on the closing price of $14.25 per share on March 31, 2000).

      The principal uses of the Company’s liquidity and capital resources are for acquisitions, development, including expansion and renovation programs, debt repayment and repurchase of its common stock. To maintain its qualification as a real estate investment trust under the Internal Revenue Code of 1986, as amended (the “Code”), the Company is required to distribute to its shareholders at least 95% of its “Real Estate Investment Trust Taxable Income” as defined in the Code.

      The Company anticipates that the combination of the availability under the Credit Facility, construction loans, the sale of existing properties and development properties, and potential new debt will provide the necessary capital to achieve continued growth. The Company anticipates adequate liquidity for the foreseeable future to fund future developments, expansions, repositionings, and to continue its currently planned capital programs, to repurchase up to $10 million of the Company’s common stock and to make distributions to its shareholders in accordance with the Code’s requirements applicable to REIT’s. Although the Company believes that the combination of factors discussed above will provide sufficient liquidity, no such assurance can be given.

Comparison of Three Months Ended March 31, 2000 to Three Months Ended March 31, 1999.

      Total revenues for the three months ended March 31, 2000 were $21,828, a $55 increase over the comparable period in 1999. Minimum rents decreased $77 to $15,037 in 2000, as compared to $15,114 for the three months ended March 31, 1999. The sale of Chester Springs and Rivertowne Square in August 1999 to

RPT/ Invest, L.L.C. and the disposition of Commack (Toys R Us) and Trinity Corners Shopping Center in December 1999 accounted for a reduction in minimum rent of $1,190 for the three months ended March 31, 2000. Development projects at White Lake MarketPlace and Auburn Mile contributed $767 to minimum rent and $346 was attributable to changes in minimum rents in the core portfolio when compared to the three months ended March 31, 1999.

      Recoveries from tenants decreased $435, or 7.5%, to $5,373 as compared to $5,808 for the comparable period in 1999. The recovery ratio decreased to 97.3% from 99.0% for the three months ended March 31, 1999. The decreases are attributable to the sales of the four properties in the second half of 1999 and the redevelopment of Roseville Plaza, currently in progress, that displaced four tenants during the construction period.

      For the three months ended March 31, 2000, percentage rents increased $259 to $884, as compared to $625 for the three months ended March 31, 1999. Gain on sale of land options during the three months ended March 31, 2000, accounted for the $242 of the $308 increase in interest and other income.

      Total expenses for the three months ended March 31, 2000 decreased $460, or 2.6%, to $17,250 as compared to $17,710 for the three months ended March 31, 1999. The decrease was due to a $344 decrease in total recoverable expenses, including recoverable operating expenses and real estate taxes, a $101 decrease in other operating expenses, a $134 decrease in general and administrative expenses and a $85 decrease in interest expense, offset by a $204 increase in depreciation and amortization expense.

      Total recoverable expenses, including recoverable operating expenses and real estate taxes, decreased by 5.9%, or $344, to $5,524 as compared to $5,868 for the three months ended March 31, 1999. The decrease in recoverable expenses is primarily attributable to the four dispositions made during 1999.

      Depreciation and amortization expense increased 6.2%, or $204, to $3,495 for the three months ended March 31, 2000 as compared to $3,291 for the three months ended March 31, 1999. Depreciation and amortization expense for White Lake MarketPlace contributed $69 to the increase and renovations made to various properties during 1999 accounted for the balance of the increase. Other operating expenses decreased from $567 for the three months ended March 31, 1999 to $466 for the same period March 31, 2000. The decrease is primarily due to $232 of additional bad debt expense included in other operating expenses for the three months ended March 31, 1999 when compared to the same quarter of 2000.

      Interest expense decreased $85, to $6,426 from $6,511 in the first quarter of 1999, primarily reflecting decreased borrowings on the Credit Facility during the three months ended March 31, 2000 when compared to the same period in 1999.

      The increase in minority interest is the result of higher income before minority interest for the three months ended March 31, 2000 when compared to 1999. Minority interest represents a 29.0% share of income before minority interest of the operating partnership for the three months ended March 31, 2000 and 1999.

General and Administrative

      General and administrative expenses consisted of the following:

	Three Months
	Ended
	March 31,

	2000	1999

Management fees	$380	$417

Leasing and development fees	192	110

Gain on sale of real estate	249	—

Other revenues	240	249

Leasing/Development cost reimbursements	624	726

Total revenues	1,685	1,502

Employee expenses	1,684	1,553

Office and other expenses	390	309

Depreciation and amortization	63	53

Total expenses	2,137	1,915

Operating partnership cost reimbursement expenses	452	413

Operating partnership administrative expenses	718	797

Shopping center level general and administrative expenses	169	263

Total General and administrative expenses	$1,339	$1,473

      Total general and administrative expenses decreased $134 for the three months ended March 31, 2000 when compared to the three months ended March 31, 1999. Total revenues increased $183 from $1,502 for the three months ended March 31, 1999 to $1,685 for the comparable period in 2000. Employee expenses increased $131 during the first quarter of 2000 to $1,684 from $1,553 in the first quarter of 1999, primarily due to increases in overall salaries and fringe benefits. The $81 increase in office and other expenses for the three months ended March 31, 2000 is the result of higher office rent expense and state and local tax expense.

Economic Conditions

      Substantially all of the leases at the Company’s properties provide for tenants to pay their pro rata share of operating expenses, including common area maintenance and real estate taxes, thereby reducing the Company’s exposure to increases in operating expenses resulting from inflation. Many of the tenants’ leases contain provisions designed to lessen the impact of inflation. Such provisions include the ability to receive percentage rentals based on a tenant’s gross sales, which generally increase as prices rise, and or escalation clauses, which generally increase rental rates during the terms of the leases. In addition, many of the leases are for terms of less than ten years, which may enable the Operating Partnership to replace existing leases with new leases at a higher base and/or percentage rentals if rents of the existing leases are below the then existing market rate.

      The retail industry has experienced some financial difficulties during the past few years and certain local, regional and national retailers have filed for protection under bankruptcy laws. If this trend should continue, the Company’s future earnings performance could be negatively impacted.

Funds from Operations

      Management generally considers funds from operations (“FFO”) to be one measure of financial performance of an equity REIT. It has been presented to assist investors in analyzing the performance of the Company and to provide a relevant basis for comparison to other REITs.

      The Company has adopted the most recent National Association of Real Estate Investment Trusts (“NAREIT”) definition of FFO, which was amended effective January 1, 2000. Under the NAREIT definition, FFO represents income before minority interest, excluding “extraordinary” items, as defined under generally accepted accounting principles, gains on sales of property, plus real estate related depreciation and amortization (excluding amortization of financing costs), and after adjustments for unconsolidated partnerships and joint ventures. This clarification of the definition did not change amounts previously reported in 1999.

      Therefore, FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and should not be considered an alternative to net income as an indication of the Company’s performance or to cash flows from operating activities as a measure of liquidity or of the ability to pay distributions. Furthermore, while net income and cash generated from operating, investing and financing activities determined in accordance with generally accepted accounting principles consider capital expenditures which have been and will be incurred in the future, the calculation of FFO does not.

      The following table illustrates the calculation of FFO for the three months ended March 31, 2000, and 1999:

	Three Months
	Ended
	March 31,

	2000	1999

Net Income	$3,224	$2,809

Less: Gain on sale of property	(249)

Add: Depreciation and amortization	3,551	3,298

Add: Minority interest in partnership	1,360	1,186

Funds from operations — diluted	7,886	7,293

Less: Preferred share dividends	(835)	(840)

Funds from operations — basic	$7,051	$6,453

Weighted average equivalent shares outstanding(1)

Basic	10,163	10,170

Diluted	12,163	12,171

Supplemental disclosure:

Straight-line rental income	$934	$657

Amortization of management contracts and covenants not to compete	$56	$124

(1)	For basic FFO, represents the weighted average total shares outstanding, assuming the redemption of all Operating Partnership Units for Common Shares. For diluted FFO, represents the weighted average total shares outstanding, assuming the redemption of all Operating Partnership Units for Common Shares, the Series A Preferred Shares converted to Common Shares, and the common shares issuable under the treasury stock method upon exercise of stock options.

Capital Expenditures

      During the three months ended March 31, 2000, the Company spent approximately $1,121 on revenue generating capital expenditures including tenant allowances, leasing commissions paid to third-party brokers, legal costs relative to lease documents, and capitalized leasing and construction costs. These types of costs generate a return through rents from tenants over the term of their leases. Revenue enhancing capital expenditures, including expansions, renovations or repositionings, were approximately $561. Revenue neutral capital expenditures, such as roof and parking lot repairs which are anticipated to be recovered from tenants, amounted to approximately $448.

Forward Looking Statements

      This Form 10-Q contains forward-looking statements with respect to the operation of certain of the Company’s properties. Management of the Company believes the expectations reflected in the forward-looking statements made in this document are based on reasonable assumptions. Certain factors could occur that might cause actual results to vary. These include general economic conditions, the strength of key industries in the cities in which the Company’s properties are located, the performance of the Company’s tenants at the Company’s properties and elsewhere, and other factors discussed in this report and the Company’s reports filed with the Securities and Exchange Commission.

PART II — OTHER INFORMATION

ITEM 6. — Exhibits and Reports on Form 8-K

(a) Exhibits

      See Exhibit Index immediately preceding the exhibits.

(b) Reports on Form 8-K

      Not applicable

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

RAMCO-GERSHENSON PROPERTIES TRUST

Date: May 8, 2000	By: /s/ DENNIS E. GERSHENSON Dennis E. Gershenson President and Trustee (Chief Executive Officer)

Date: May 8, 2000	By: /s/ RICHARD J. SMITH Richard J. Smith Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

27.1	Financial Data Schedule