Form 10-Q
period 2000-06-30
RAMCO GERSHENSON PROPERTIES TRUST
filed 2000-08-09
CIK 842183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

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

Yes  X                     No

      Number of common shares of beneficial interest ($.01 par value) of the Registrant outstanding as of June 30, 2000: 7,184,093

INDEX

		Page No.

PART I. Financial Information
ITEM 1.	Financial Statements

	Consolidated Balance Sheets — June 30, 2000 (unaudited) and December 31, 1999	3

	Consolidated Statements of Income (unaudited) — Three Months and Six Months Ended June 30, 2000 and 1999	4

	Consolidated Statement of Shareholders’ Equity (unaudited) — Six Months Ended June 30, 2000	5

	Consolidated Statements of Cash Flows (unaudited) — Six Months Ended June 30, 2000 and 1999	6

	Notes to Consolidated Financial Statements (unaudited)	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

PART II. Other Information

ITEM 3.	Submission of Matters to a Vote of Security Holders	18

ITEM 4.	Exhibits and Reports on Form 8-K	18

PART I — FINANCIAL INFORMATION

ITEM 1 — Financial Statements

RAMCO-GERSHENSON PROPERTIES TRUST

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2000	1999

	(Unaudited)

Assets

Investment in real estate — net	$511,621	$507,463

Cash and cash equivalents	3,335	5,744

Accounts receivable — net	13,473	12,791

Equity investments in and advances to unconsolidated entities	9,435	7,642

Other assets — net	19,713	16,866

Total Assets	$557,577	$550,506

Liabilities and Shareholders’ Equity

Mortgages and notes payable	$344,944	$337,552

Distributions payable	5,089	5,127

Accounts payable and accrued expenses	17,133	15,983

Total Liabilities	367,166	358,662

Minority Interest	48,237	48,396

Commitments and Contingencies	—	—

Shareholders’ Equity

Preferred Shares, par value $.01, 10,000 shares authorized; 1,400 Series A convertible shares issued and outstanding, liquidation values of $35,000	33,829	33,829

Common Shares of Beneficial Interest, par value $.01, 30,000 shares authorized; 7,184 issued and outstanding	72	72

Additional paid-in capital	151,485	151,973

Cumulative distributions in excess of net income	(43,212)	(42,426)

Total Shareholders’ Equity	142,174	143,448

Total Liabilities and Shareholders’ Equity	$557,577	$550,506

See notes to consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,

	2000	1999	2000	1999

Revenues:

Minimum rents	$14,710	$14,909	$29,747	$30,023

Percentage rents	504	534	1,388	1,159

Recoveries from tenants	5,272	5,121	10,645	10,929

Gain on sale of real estate	3,420	—	3,420	—

Interest and other income	672	196	1,206	422

Total revenues	24,578	20,760	46,406	42,533

Expenses:

Real estate taxes	1,895	2,008	3,783	3,986

Recoverable operating expenses	3,541	3,305	7,177	7,195

Depreciation and amortization	3,735	3,361	7,230	6,652

Other operating	277	181	669	748

General and administrative	1,491	1,840	2,904	3,313

Interest expense	6,701	6,428	13,127	12,939

Total expenses	17,640	17,123	34,890	34,833

Operating income	6,938	3,637	11,516	7,700

Earnings (Loss) from unconsolidated entities	78	(82)	84	(150)

Income before minority interest	7,016	3,555	11,600	7,550

Minority interest	2,044	1,030	3,404	2,216

Net income before cumulative effect of change in accounting principle	4,972	2,525	8,196	5,334

Cumulative effect of change in accounting principle	—	—	(1,264)	—

Net income	4,972	2,525	6,932	5,334

Preferred dividends	(835)	(849)	(1,670)	(1,689)

Net income available to common shareholders	$4,137	$1,676	$5,262	$3,645

Basic and diluted earnings per share before cumulative effect of change in accounting principle:

Basic	$0.57	$0.23	$0.91	$0.50

Diluted	$0.54	$0.23	$0.89	$0.50

Basic and diluted earnings per share after cumulative effect of change in accounting principle:

Basic	$0.57	$0.23	$0.73	$0.50

Diluted	$0.54	$0.23	$0.73	$0.50

Weighted average shares outstanding:

Basic	7,195	7,218	7,207	7,218

Diluted	9,195	7,219	7,207	7,218

See notes to consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

		Common	Additional	Cumulative	Total
	Preferred	Stock	Paid-In	Earnings/	Shareholders’
	Stock	Par Value	Capital	Distribution	Equity

Balance, January 1, 2000	$33,829	$72	$151,973	$(42,426)	$143,448

Cash distributions declared				(6,048)	(6,048)

Preferred Shares dividends declared				(1,670)	(1,670)

Purchase and retirement of common shares			(488)		(488)

Net income				6,932	6,932

Balance, June 30, 2000	$33,829	$72	$151,485	$(43,212)	$142,174

See notes to consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six Months
	Ended June 30,

	2000	1999

Cash Flows from Operating Activities:

Net Income	$6,932	$5,334

Adjustments to reconcile net income to net cash flows provided by operating activities:

Depreciation and amortization	7,230	6,652

Amortization of deferred financing costs	166	469

Gain on sale of real estate	(3,420)	—

(Income) Loss from unconsolidated entities	(84)	150

Minority interest	3,404	2,216

Changes in assets and liabilities that provided (used) cash:

Accounts receivable	(1,298)	(874)

Other assets	(4,320)	(1,716)

Accounts payable and accrued expenses	61	(290)

Cash Flows Provided by Operating Activities	8,671	11,941

Cash Flows Used in Investing Activities:

Capital expenditures	(12,212)	(24,481)

Proceeds from sale of real estate	4,994	—

Investment in RPT/ INVEST L.L.C	(1,287)	—

Repayment of advances from (to) unconsolidated entities	809	(23)

Distributions received from unconsolidated entities	62	—

Cash Flows Used in Investing Activities	(7,634)	(24,504)

Cash Flows Provided by Financing Activities:

Cash distributions to shareholders	(6,062)	(6,064)

Cash distributions to operating partnership unit holders	(2,474)	(2,603)

Cash dividends paid on preferred shares	(1,694)	(1,689)

Repayment of credit facility	(19,350)	(4,000)

Principal repayments on mortgages payable	(1,734)	(1,505)

Purchase and retirement of common shares	(488)	—

Payment of deferred financing costs	(120)	(484)

Borrowings on Credit Facility	27,450	10,000

Borrowings on Construction Loan	1,026	17,407

Cash Flows (Used in) Provided by Financing Activities	(3,446)	11,062

Net Decrease in Cash and Cash Equivalents	(2,409)	(1,501)

Cash and Cash Equivalents, Beginning of Period	5,744	4,550

Cash and Cash Equivalents, End of Period	$3,335	$3,049

Supplemental Disclosures of Cash Flow Information:

Cash paid for interest during the period	13,686	12,860

See notes to consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

1.  Basis of Presentation and Summary of Significant Accounting Policies

      Basis of Presentation — The accompanying interim consolidated financial statements and related notes of the Company are unaudited; however, they have been prepared in accordance with generally accepted accounting principles for interim financial reporting, the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 1999. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements for the interim periods have been made. The results for interim periods are not necessarily indicative of the results for a full year.

      Impact of Recent Accounting Pronouncements — In June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management has not yet evaluated the effects of this change on its financial position or results of operations. The Company will adopt SFAS No. 133 as required for its first quarterly filing of fiscal year 2001.

      Reclassifications — Certain reclassifications have been made to the 1999 financial statements to conform to the 2000 presentation.

2.  Accounts Receivable — Net

      Accounts receivable include $8,172 and $7,098 of unbilled straight-line rent receivables at June 30, 2000 and December 31, 1999 respectively.

3.  Investment in Real Estate

      Investment in real estate consists of the following:

	June 30, 2000	December 31, 1999

	(Unaudited)

Land	$78,755	$73,797

Buildings and Improvements	464,725	462,839

Construction-in-progress	9,973	6,319

	553,453	542,955

Less: accumulated depreciation	(41,832)	(35,492)

Investment in real estate — net	$511,621	$507,463

4. Other Assets

      Other assets are as follows:

	June 30, 2000	December 31, 1999

	(Unaudited)

Leasing costs and other	$11,881	$8,924

Prepaid expenses and other	4,680	3,490

Deferred financing costs	3,838	3,718

Proposed development and acquisition costs	5,137	5,500

	25,536	21,632

Less: accumulated amortization	(5,823)	(4,766)

Other assets — net	$19,713	$16,866

5.  Mortgages and Notes Payable

      Mortgages and notes payable consist of the following:

	June 30, 2000	December 31, 1999

	(Unaudited)

Fixed rate mortgages with interest rates ranging from 6.83% to 8.50% due at various dates through 2008	$167,538	$169,192

Floating rate mortgages at 75% of the rate of long-term Capital A rated utility bonds, due January 1, 2010, plus supplemental interest to equal LIBOR plus 200 basis points. The effective rate at June 30, 2000 was 7.43% and at December 31, 1999 was 6.96%	6,920	7,000

Construction loan financing, with an interest rate at LIBOR plus 250 basis points due December 2002, including renewal option. The effective rate at June 30, 2000, was 9.22% and at December 31, 1999 was 8.67% Maximum borrowings of $18,500	15,801	15,801

Construction loan financing, with an interest rate at LIBOR plus 185 basis points due August 2002, including renewal option. The effective rate at June 30, 2000, was 8.48% and at December 31, 1999 was 8.00% Maximum borrowings of $14,000	12,885	11,859

Unsecured term loan with an interest rate at LIBOR plus 275 basis points, due October 1, 2000. The effective rate at June 30, 2000 was 10.47% and at December 31, 1999 was 10.00%	45,000	45,000

Credit Facility with an interest rate at LIBOR plus 162.5 basis points, due October 2000, maximum available borrowings of $110,000. The effective rate at June 30, 2000 was 7.95%, and at December 31, 1999 was 7.60%	96,800	88,700

	$344,944	$337,552

      The mortgage notes and construction loans are secured by mortgages on properties that have an approximate net book value of $334,878 as of June 30, 2000. The Credit Facility is secured by mortgages on various properties that have an approximate net book value of $159,891 as of June 30, 2000.

      It is the Company’s intention to extend the Credit Facility on a long-term basis, at rates that are commercially reasonable. The Company is currently negotiating the terms of a long-term debt agreement(s). However, there can be no assurance that the Company will be able to refinance its indebtedness on commercially reasonable or any other terms.

      At June 30, 2000, outstanding letters of credit issued under the Credit Facility, not reflected in the accompanying consolidated balance sheet, total approximately $1,027.

      The following table presents scheduled principal payments on mortgages and notes payable as of June 30, 2000:

Year Ended
December 31,

2000 (July 1 — December 31)	$148,660

2001	3,988

2002	31,839

2003	4,013

2004	4,230

Thereafter	152,214

Total	$344,944

6.  Leases

      The Company is engaged in the operation of shopping center and retail properties and leases space to tenants and certain anchors pursuant to lease agreements. The lease agreements provide for initial terms ranging from 3 to 30 years and, in some cases, for annual rentals which are subject to upward adjustment based on operating expense levels and sales volume.

      Approximate future minimum rentals under noncancelable operating leases in effect at June 30, 2000, assuming no new or renegotiated leases nor option extensions on lease agreements, are as follows:

Year Ended
December 31,

2000 (July 1 — December 31)	$28,444

2001	54,785

2002	50,877

2003	46,317

2004	41,336

Thereafter	279,190

Total	$500,949

7.  Change in Method of Accounting for Percentage Rental Revenue

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB 101), which among other topics, requires that real estate companies should not recognize contingent percentage rents until the specified target that triggers this type of income is achieved. The Company had previously recorded percentage rents throughout the year based on rent estimated to be due from the tenant.

      The Company has elected to adopt the provisions of SAB 101 as of April 1, 2000. The cumulative effect of such adoption is a reduction in percentage rental revenue retroactive to January 1, 2000, of approximately $1,264.

      The following pro forma amounts reflect the effect of retroactive application of the change in method of accounting for percentage rents that would have been made in 1999 had the new method been in effect:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2000	1999	2000	1999

Pro forma amounts assuming the new method of accounting is applied retroactively:

Net income (in thousands)	$4,972	$2,524	$8,196	$5,612

Preferred dividends	(835)	(849)	(1,670)	(1,689)

Net income available to common shareholders	$4,137	$1,675	$6,526	$3,923

Earnings per share:

Basic	$0.57	$0.23	$0.91	$0.54

Diluted	$0.54	$0.23	$0.89	$0.54

      The effect of the change in method of accounting for percentage rents on the first quarter ended March 31, 2000 is as follows:

Net income as originally reported	$3,224

Effect of change in method of accounting for percentage rents	—

Income before cumulative effect of a change in accounting method	3,224

Cumulative effect on prior years of a change in accounting method	(1,264)

Net income as restated	$1,960

Basic and diluted earnings per share amounts:

Net income as originally reported	$0.33

Effect of change in method of accounting for percentage rents	—

Income before cumulative effect of a change in accounting method	0.33

Cumulative effect on prior years of a change in accounting method	(0.17)

Net income as restated	$0.16

8.  Commitments and Contingencies

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

      The IRS agent conducting the examination has issued his examination report with respect to the tax issues raised in the Tax Audit, including the Asset Issue (collectively, the “Tax Issues”). The report sets forth a number of positions which the examining agent has taken with respect to the Company’s taxes for the years that are subject to the Tax Audit, which the Company believes are not consistent with applicable law and regulations of the IRS. Based on the report, the Company could be liable for up to $44.8 million in combined taxes, penalties and interest through August 15, 2000. The IRS examination report notes, however, that the Company is eligible to avoid termination of its REIT status for certain of the years under audit if the Company makes a deficiency distribution to its shareholders. A deficiency dividend would be deductible by the Company, thereby reducing its liability for federal income tax. The proposed adjustments to taxable income would require the Company to pay a deficiency dividend to its current shareholders resulting in combined taxes, penalties, interest and deficiency dividends of approximately $45.8 million as of August 15, 2000.

      As noted above, pursuant to a Tax Agreement between Atlantic and the Company, Atlantic assumed all liability arising out of the Tax Audit and Tax Issues, including the payment of the deficiency dividend. Based on the amount of Atlantic’s net assets, as disclosed in its most recent quarterly report on Form 10-Q for the period ended March 31, 2000, the Company does not believe that the ultimate resolution of the Tax Issues will have a material adverse effect on the financial position, results of operations or cash flows of the Company. The issuance of the revenue agent’s report constitutes only the first step in the IRS administrative process for determining whether there is any deficiency in the Company’s tax liability for the years at issue and any adverse determination by the examining agent is subject to administrative appeal within the IRS and, thereafter, to judicial review. As noted above, the agent’s report sets forth a number of positions, which the Company and its legal counsel believe are not consistent with applicable law and regulations of the IRS. The Company filed an administrative appeal challenging the findings contained in the IRS agent’s examination report on April 30, 1999.

      In December 1999, the Board of Trustees approved the repurchase, at management’s discretion, of up to $10 million of the Company’s common stock. The program allows the Company to repurchase its common stock from time to time in the open market and/or in negotiated transactions. During the six months ended June 30, 2000, the Company purchased and retired 33,900 shares of the Company’s common stock under this program at a cost of $488.

      In connection with the development and expansion of various shopping centers as of June 30, 2000, the Company has entered into agreements for the construction of shopping centers of approximately $8,684.

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

Capital Resources and Liquidity

      The Company generated $8,671 in cash flows from operating activities for the six months ended June 30, 2000 and used $7,634, to fund investing activities. Development of three shopping centers and improvements to existing properties used $12,212 and an additional investment in the joint venture used $1,287 during the six months ended June 30, 2000. Proceeds from the sale of real estate provided $4,994 during the period. Financing activities used $3,446 during the six months ended June 30, 2000. Borrowings on the Credit Facility provided $8,100, net of repayments of $19,350, during the six months ended June 30, 2000 and borrowing on a construction loan provided $1,026. Cash distributions to shareholders, holders of operating partnership units and dividends paid to preferred shareholders amounted to $10,230.

      The Company’s mortgage and notes payable amounted to $344,944 at June 30, 2000, with a weighted average interest rate of 8.2%. The debt consists of nine loans secured by various properties, plus two construction loans, one unsecured term loan and the Credit Facility, as defined below. Eight of the mortgage loans amounting to $167,538 have maturities ranging from 2000 to 2008, monthly payments which include regularly scheduled amortization, and have fixed interest rates ranging between 6.83% to 8.50%. One of the mortgage loans, evidenced by tax free bonds, amounting to $6,920 secured by Oakbrook Square Shopping Center, matures in 2010, and carries a floating interest rate equal to 75% of the new issue long term Capital A rated utility bonds, plus interest to the lender sufficient to cause the lender’s overall yield on its investment in the bonds to be equal to 200 basis points over their applicable LIBOR rate (7.4% at June 30, 2000).

      The Company has an $18,500 construction loan to finance the Auburn Mile shopping center development located in Auburn Hills, Michigan. The loan carries an interest rate of 250 basis points over LIBOR, an effective interest rate of 9.2% at June 30, 2000 and matures December 2000. At the Company’s option, the loan can be converted to a 2-year term loan. Approximately $15,800 has been borrowed as of June 30, 2000.

      The Company has a $14,000 construction loan to finance the White Lake MarketPlace shopping center development. The loan carries an interest rate of 185 basis points over LIBOR, an effective rate of 8.5% at June 30, 2000, and matures August 2002. At the Company’s option, the loan can then be converted to a 2-year term loan. Approximately $12,900 has been borrowed at June 30, 2000.

      It is the Company’s intention to exercise its option to convert the above-mentioned construction loans to two-year term loans.

      The Company has an unsecured term loan amounting to $45,000, maturing October 2000. This term loan bears interest between 250 and 275 basis points over LIBOR, depending on certain debt ratios (10.5% at June 30, 2000).

      The Company currently has an $110,000 Credit Facility, of which $96,800 was outstanding as of June 30, 2000. This credit facility bears interest between 137.5 and 162.5 basis points over LIBOR depending on certain debt ratios (effective interest rate of 8.0% at June 30, 2000) and matures October 2000. The credit facility is secured by mortgages on various properties and contains financial covenants relating to liabilities-to-assets ratio, minimum operating coverage ratios and a minimum equity value. As of June 30, 2000, the Company was in compliance with the covenant terms.

      It is the Company’s intention to extend the Credit Facility and the term loan, at rates that are commercially reasonable. However, there can be no assurance that the Company will be able to repay or refinance its indebtedness on commercially reasonable or any other terms.

      At June 30, 2000, outstanding letters of credit issued under the Credit Facility amounted to $1,027.

      The Company used proceeds from the borrowings under the Credit Facility and the construction loans to finance the development of the three above-mentioned properties and to pay for other capital expenditures.

      In 1999, the Company executed an interest rate swap agreement to limit the Company’s exposure to increases in interest rates on its floating rate debt. The notional amount of the agreement was $75,000. Based on rates currently in effect under the Company’s Credit Facility, the agreement provides for a fixed rate of 7.425% through October 2000. The Company is exposed to credit loss in the event of non-performance by the other parties to the interest rate swap agreement; however, the Company does not anticipate non-performance by the counter parties.

      After taking into account the impact of converting the variable rate debt into fixed rate debt by use of the rate protection agreement, the Company’s variable rate debt accounted for $102,406 of outstanding debt with a weighted average interest rate of 9.7%. Variable rate debt accounted for approximately 29.7% of the Company’s total debt and 19.2% of its total capitalization. The Company has an interest rate protection agreement in place relative to $75,000 of floating rate debt as discussed above.

      Based on the debt and the market value of equity, the Company’s debt to total market capitalization (debt plus market value equity) ratio was 64.7% at June 30, 2000.

      In April 2000, the Company contributed $1,287 to RPT/ INVEST, L.L.C., an unconsolidated joint venture, in connection with the acquisition of East Town Plaza shopping center located in Madison, Wisconsin.

      The properties in which Ramco-Gershenson Properties, L.P. (the “Operating Partnership”), owns an interest and which are accounted for on the equity method of accounting are subject to non-recourse mortgage indebtedness. At June 30, 2000, the pro rata share of non-recourse mortgage debt on the unconsolidated properties (accounted for on the equity method) was $14,567 with a weighted average interest rate of 9.1%.

      In June 2000, the Company commenced construction of its newest development, Crossroads Centre, located in Rossford Ohio, a suburb of Toledo. This 650,000 square foot shopping center is estimated to cost approximately $32.5 million. The Company is currently negotiating the terms of a construction loan in the amount of approximately $27 million.

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

      As of June 30, 2000, Operating Partnership Units (“OP Units”) issued are exchangeable for Common Shares of the Company on a one-for-one basis. The Company, as sole general partner of the Operating Partnership, has the option to settle exchanged OP Units in cash based on the current trading price of the Company’s Common Shares. Assuming the exchange of all limited partnership interests in the Operating Partnership, there would be outstanding approximately 10,100 Common Shares with a market value of approximately $157,001 at June 30, 2000 (based on the closing price of $15.50 per share on June 30, 2000).

      The principal uses of the Company’s liquidity and capital resources are for acquisitions, development, including expansion and renovation programs, debt repayment, distributions and repurchase of its common stock. To maintain its qualification as a real estate investment trust under the Internal Revenue Code of 1986, as amended (the “Code”), the Company is required to distribute to its shareholders at least 95% of its “Real Estate Investment Trust Taxable Income” as defined in the Code.

      The Company anticipates that the combination of the availability under the Credit Facility (assuming that the Company can refinance its indebtedness on commercially reasonable or any other terms), construction loans, the sale of existing properties and development properties, and potential new debt will provide the necessary capital to achieve continued growth. The Company anticipates adequate liquidity for the foreseeable future to fund future developments, expansions, repositionings, and to continue its currently planned capital programs, to repurchase up to $10 million of the Company’s common stock and to make distributions to its shareholders in accordance with the Code’s requirements applicable to REIT’s. Although the Company believes that the combination of factors discussed above will provide sufficient liquidity, no such assurance can be given.

Comparison of Six Months Ended June 30, 2000 to Six Months Ended June 30, 1999

      Total revenues for the six months ended June 30, 2000 increased by 9.1%, or $3,873, to $46,406 as compared to $42,533 for the six months ended June 30, 1999. The increase is primarily due to $3,420 gain on sale of real estate during April 2000. Minimum rents decreased 0.9%, or $276, to $29,747 for the six months ended June 30, 2000 as compared to $30,023 for the same period in 1999. The sale of Chester Springs and Rivertowne Square in August 1999 to RPT/ Invest, L.L.C. and the disposition of Commack (Toys R Us) and

Trinity Corners Shopping Center in December 1999 accounted for a reduction in minimum rent of $2,253 for the six months ended June 30, 2000. Development projects at White Lake MarketPlace and Auburn Mile contributed $1,338 to minimum rent and $639 was attributable to changes in minimum rents in the core portfolio when compared to the six months ended June 30, 1999.

      Recoveries from tenants decreased $284, or 2.6% to $10,645 for the six months ended June 30, 2000 as compared to $10,929 for the six months ended June 30, 1999. The decrease is attributable to the dispositions of the four properties in the second half of 1999 and the redevelopment of Roseville Plaza, currently in progress, that displaced four tenants during the construction period. The recovery ratio decreased to 97.1% from 97.7% for the six months ended June 30, 1999.

      For the six months ended June 30, 2000, percentage rents increased $229 to $1,388, as compared to $1,159 for the six months ended June 30, 1999. The increase is the result of the change in accounting method for percentage rents. Interest and other income increased from $422 for the six months ended June 30, 1999 to $1,206. Lease termination fees were $512 greater in the six months ended June 30, 2000 when compared to the same period in 1999 and gain on sale of land options during the six months ended June 30, 2000, accounted for $242 of the increase.

      Total expenses for the six months ended June 30, 2000 increased by $57, to $34,890, from $34,833 for the six months ended June 30, 1999. The increase was due to a $221 decrease in total recoverable expenses, including real estate taxes, a $409 decrease in general and administrative expenses, a $79 decrease in other operating expenses, offset by a $578 increase in depreciation and amortization and $188 increase in interest expense.

      Depreciation and amortization expense increased $578, or 8.7%, to $7,230 as compared to $6,652 for the six months ended June 30, 1999. Depreciation and amortization for White Lake MarketPlace contributed $140 to the increase and depreciation expense related to renovations made to various properties during 1999 accounted for the balance of the increase. Other operating expense decreased from $748 for the six months ended June 30, 1999 to $669 for the same period in 2000. The decrease is primarily due to lower bad debt expense included in other operating expenses for the six months ended June 30, 2000 when compared to the same period of 1999.

      Interest expense increased $188, from $12,939 to $13,127 for the six months ended June 30, 2000. The 1.5% increase is the result of higher interest rates on variable rate debt for the six months ended June 30, 2000 and increased borrowings on the construction loan used to finance the Auburn Mile development.

      The increase in minority interest is the result of higher income before minority interest for the six months ended June 30, 2000 when compared to the six months ended June 30, 1999. Minority interest represents a 29.0% share of income before minority interest of the operating partnership for the six months ended June 30, 2000 and 1999.

Comparison of Three Months Ended June 30, 2000 to Three Months Ended June 30, 1999

      Excluding the gain on sale of real estate of $3,420 that occurred in April 2000, total revenues increased $398, or 1.9%, from $20,760 for the three months ended June 30, 1999 to $21,158 for the three months ended June 30, 2000.

      Minimum rents for the three months ended June 30, 2000 decreased $199, or 1.3% to $14,710 from $14,909 for the three months ended June 30, 1999. The four properties disposed of during the second half of 1999 accounted for a reduction in minimum rent of $1,063 during the three months ended June 30, 2000. Development projects at White Lake MarketPlace and Auburn Mile contributed $904 to minimum rent for the three months ended June 30, 2000.

      Recoveries from tenants increased 2.9%, or $151 to $5,272 from $5,121 for the three months ended June 30, 1999. The recovery ratio for the three months ended June 30, 2000 increased to 97.0% as compared to 96.4% for the comparable quarter ended June 30, 1999. The increase in this ratio is primarily the result of the Company’s efforts to negotiate higher recovery rates with new lease agreements.

      Percentage rents decreased $30, to $504 for the quarter ended June 30, 2000 as compared to $534 for the three months ended June 30, 1999. The 5.6% decrease is primarily due to the result of the change in method in which the Company accounts for these revenues. Interest and other income increased from $196 for the three months ended June 30, 1999 to $672 for the same quarter of 2000. Lease termination fees were $456 greater in the three months ended June 30, 2000 when compared to the same period in 1999.

      Total expenses for the three months ended June 30, 2000 increased by $517, or 3.0%, to $17,640 as compared to $17,123 for the three months ended June 30, 1999. The increase was due to a $123 increase in total recoverable expenses, including real estate taxes and recoverable operating expenses, a $374 increase in depreciation and amortization, an increase of $96 in other operating expenses, an increase of $273 in interest expense and a decrease of $349 in general and administrative expenses.

      Total recoverable expenses, including real estate taxes and recoverable operating expenses, increased by 2.3%, or $123, to $5,436 as compared to $5,313 for the three months ended June 30, 1999. Depreciation and amortization increased by 11.1%, or $374, to $3,735 as compared to $3,361 for the three months ended June 30, 1999. The increases in recoverable expenses of $123 and depreciation and amortization of $374 are primarily due to renovation projects completed in the second half of 1999.

      Other operating expenses increased $96, or 53.0%, to $277 for the three months ended June 30, 2000 as compared to $181 for the three months ended June 30, 1999. The increase is primarily the result of a $41 increase in bad debt expense for the three months ended June 30, 2000 when compared to the same quarter ended June 30, 1999.

      Interest expense increased $273, from $6,428 to $6,701 for the three months ended June 30, 2000. The 4.2% increase is principally due to the interest expense on the construction loan for the Auburn Mile development included in the three months ended June 30, 2000.

      The increase in minority interest is the result of higher income before minority interest for the three months ended June 30, 2000 when compared to 1999.

General and Administrative

      Following is a breakdown of the general and administrative expenses shown in the financial statements:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2000	1999	2000	1999

Management fees	$357	$353	$737	$770

Leasing and development fees	273	127	465	237

Gain on sale of real estate	—	—	249	—

Other revenues	338	175	578	424

Leasing/ Development cost reimbursements	608	469	1,232	1,195

Total revenues	1,576	1,124	3,261	2,626

Employee expenses	1,609	1,365	3,293	2,918

Office and other expenses	414	571	804	880

Depreciation and amortization	23	106	86	159

Total expenses	2,046	2,042	4,183	3,957

Operating partnership cost reimbursement expenses	470	918	922	1,331

Operating partnership administrative expenses	847	716	1,639	1,507

Shopping center level general and administrative expenses	174	206	343	475

Total general and administrative expenses	$1,491	$1,840	$2,904	$3,313

      Total general and administrative expenses decreased $409 for the six months ended June 30, 2000 when compared to the six months ended June 30, 1999. Total revenues increased $635, including a gain on sale of real estate of $249. Leasing fees revenue increased $228 for the six months ended June 30, to $465 from $237 for the same period of 1999. The increase in revenue was offset by an increase in total expenses of $226. Employee expenses increased $375 in the six months ended June 30, 2000, primarily due to increases in overall salaries and fringe benefits.

Economic Conditions

      Substantially all of the leases at the Company’s properties provide for tenants to pay their pro rata share of operating expenses, including common area maintenance and real estate taxes, thereby reducing the Company’s exposure to increases in operating expenses resulting from inflation. Many of the tenants’ leases contain provisions designed to lessen the impact of inflation. Such provisions include the ability to receive percentage rentals based on a tenant’s gross sales, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. In addition, many of the leases are for terms of less than ten years, which may enable the Operating Partnership to replace existing leases with new leases at a higher base and/or percentage rentals if rents of the existing leases are below the then existing market rate.

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

      The following table illustrates the calculation of FFO for the three months and six months ended June 30, 2000, and 1999:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2000	1999	2000	1999

Net Income	$4,972	$2,525	$6,932	$5,334

Add:

Depreciation and amortization expense	3,819	3,356	7,370	6,654

Cumulative effect of change in accounting principle	—	—	1,264	—

Minority interest in partnership	2,044	1,030	3,404	2,216

Less:

Gain on sale of real estate	(3,420)	—	(3,669)	—

Funds from operations — diluted	7,415	6,911	15,301	14,204

Less:

Preferred share dividends	835	849	1,670	1,689

Funds from operations — basic	$6,580	$6,062	$13,631	$12,515

Weighted average equivalent shares outstanding: (1)

Basic	10,140	10,170	10,152	10,170

Diluted	12,140	12,171	12,152	12,171

Supplemental disclosure:

Straight-line rental income	$756	$458	$1,690	$1,115

Amortization of management contracts and covenants not to compete	$56	$124	$112	$248

(1)	For basic FFO, represents the weighted average total shares outstanding, assuming the redemption of all Operating Partnership Units for Common Shares. For diluted FFO, represents the weighted average total shares outstanding, assuming the redemption of all Operating Partnership Units for Common Shares, the Series A Preferred Shares converted to Common Shares, and the common shares issuable under the treasury stock method upon exercise of stock options.

Capital Expenditures

      During the six months ended June 30, 2000, the Company spent approximately $7,653 on revenue generating capital expenditures including tenant allowances, leasing commissions paid to third-party brokers, legal costs relative to lease documents, capitalized leasing, land acquisition costs and construction costs. These types of costs generate a return through rents from tenants over the term of their leases. Revenue enhancing capital expenditures, including expansions, renovations or repositionings, were approximately $4,507. Revenue neutral capital expenditures, such as roof and parking lot repairs, which are anticipated to be recovered from tenants, amounted to approximately $598.

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

PART II — OTHER INFORMATION

ITEM 3 — Submission of Matters to a Vote of Security Holders

      The annual Meeting of Shareholders of the Company was held on June 7, 2000. At the Annual Meeting, Stephen R. Blank and Joel M. Pashcow were re-elected as trustees of the Company to serve until the 2003 Annual Meeting of Shareholders or until their successors are elected and qualified. The following votes were cast for or were withheld from voting with respect to the election of each of the following persons:

	Votes	Authority
Name	For	Withheld

Stephen R Blank	7,041,385	402,196

Joel M. Pashcow	7,396,785	46,796

      There were no broker non-votes or abstentions in connection with the election of the trustees at the Annual Meeting.

      The following votes were cast for, against or withheld regarding the ratification of Deloitte & Touche LLP as the independent auditors for the Company for the fiscal year commencing January 1, 2000:

For	Against	Abstain

7,384,845	32,341	26,393

ITEM 4 — Exhibits and Reports on Form 8-K

(a)  Exhibits

      See Exhibit Index immediately preceding the exhibits.

(b)  Reports on Form 8-K

      No reports on Form 8-K have been filed during the quarter ending June 30, 2000.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

RAMCO-GERSHENSON PROPERTIES TRUST

Date: August 9, 2000	By: /s/ DENNIS E. GERSHENSON Dennis E. Gershenson President and Trustee (Chief Executive Officer)

Date: August 9, 2000	By: /s/ RICHARD J. SMITH Richard J. Smith Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

27.1	Financial Data Schedule