Form 10-Q
period 2000-09-30
RAMCO GERSHENSON PROPERTIES TRUST
filed 2000-11-13
CIK 842183

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                            ------------------------

                                   FORM 10-Q

   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES ACT OF 1934
            FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                        Yes  X                    No  __

     Number of common shares of beneficial interest ($.01 par value) of the Registrant outstanding as of September 30, 2000: 7,170,793

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                       PAGE NO.
                                                                       --------
PART I. FINANCIAL INFORMATION
ITEM 1.  Financial Statements
         Consolidated Balance Sheets -- September 30, 2000
           (unaudited) and December 31, 1999.........................  3
         Consolidated Statements of Income (unaudited) -- Three
           Months and Nine Months Ended September 30, 2000 and
           1999......................................................  4
         Consolidated Statement of Shareholders' Equity
           (unaudited) -- Nine Months Ended September 30, 2000.......  5
         Consolidated Statements of Cash Flows (unaudited) -- Nine
           Months Ended September 30, 2000 and 1999..................  6
         Notes to Consolidated Financial Statements (unaudited)......  7
ITEM 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................  12
PART II. OTHER INFORMATION
ITEM 4.  Exhibits and Reports on Form 8-K............................  20

                        PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                       RAMCO-GERSHENSON PROPERTIES TRUST
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                SEPTEMBER 30,    DECEMBER 31,
                                                                    2000             1999
                                                                -------------    ------------
                                                                 (UNAUDITED)
ASSETS
Investment in real estate -- net............................      $506,007         $507,463
Cash and cash equivalents...................................         3,942            5,744
Accounts receivable -- net..................................        14,462           12,791
Equity investments in and advances to unconsolidated
  entities..................................................        19,135            7,642
Other assets -- net.........................................        21,942           16,866
                                                                  --------         --------
     Total Assets...........................................      $565,488         $550,506
                                                                  ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgages and notes payable.................................      $356,708         $337,552
Distributions payable.......................................         5,093            5,127
Accounts payable and accrued expenses.......................        15,008           15,983
                                                                  --------         --------
     Total Liabilities......................................       376,809          358,662
Minority Interest...........................................        47,867           48,396
Commitments and Contingencies...............................            --               --

SHAREHOLDERS' EQUITY
Preferred Shares, par value $.01, 10,000 shares authorized;
  1,400 Series A convertible shares issued and outstanding,
  liquidation values of $35,000.............................        33,829           33,829
Common Shares of Beneficial Interest, par value $.01, 30,000 shares authorized; 7,171 and 7,218 issued and outstanding,
  respectively..............................................            72               72
Additional paid-in capital..................................       151,295          151,973
Cumulative distributions in excess of net income............       (44,384)         (42,426)
                                                                  --------         --------
     Total Shareholders' Equity.............................       140,812          143,448
                                                                  --------         --------
          Total Liabilities and Shareholders' Equity........      $565,488         $550,506
                                                                  ========         ========

                See notes to consolidated financial statements.

                       RAMCO-GERSHENSON PROPERTIES TRUST
                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                              FOR THE THREE          FOR THE NINE
                                                               MONTHS ENDED          MONTHS ENDED
                                                              SEPTEMBER 30,         SEPTEMBER 30,
                                                            ------------------    ------------------
                                                             2000       1999       2000       1999
                                                             ----       ----       ----       ----
REVENUES
  Minimum rents.........................................    $15,218    $14,790    $44,965    $44,813
  Percentage rents......................................        197        510      1,585      1,669
  Recoveries from tenants...............................      5,496      5,670     16,141     16,599
  Gain on sale of real estate...........................         --         --      3,420         --
  Interest and other income.............................        723        124      1,929        546
                                                            -------    -------    -------    -------
     Total Revenues.....................................     21,634     21,094     68,040     63,627
                                                            -------    -------    -------    -------
EXPENSES
  Real estate taxes.....................................      1,929      2,019      5,712      6,005
  Recoverable operating expenses........................      3,858      3,768     11,035     10,963
  Depreciation and amortization.........................      3,774      3,356     11,004     10,008
  Other operating.......................................        426        502      1,095      1,250
  General and administrative............................      1,129      1,368      4,033      4,681
  Interest expense......................................      6,998      6,276     20,125     19,215
                                                            -------    -------    -------    -------
     Total Expenses.....................................     18,114     17,289     53,004     52,122
                                                            -------    -------    -------    -------
Operating income........................................      3,520      3,805     15,036     11,505
Earnings (Loss) from unconsolidated entities............         31        (21)       115       (171)
                                                            -------    -------    -------    -------
Income before minority interest.........................      3,551      3,784     15,151     11,334
Minority interest.......................................        866      1,106      4,270      3,322
                                                            -------    -------    -------    -------
Net income before cumulative effect of change in
  accounting principle..................................      2,685      2,678     10,881      8,012
Cumulative effect of change in accounting principle.....         --         --     (1,264)        --
                                                            -------    -------    -------    -------
Net income..............................................      2,685      2,678      9,617      8,012
Preferred dividends.....................................       (845)      (859)    (2,515)    (2,548)
                                                            -------    -------    -------    -------
Net income available to common shareholders.............    $ 1,840    $ 1,819    $ 7,102    $ 5,464
                                                            =======    =======    =======    =======
Basic and diluted earnings per share before cumulative
  effect of change in accounting principle:
  Basic.................................................    $  0.26    $  0.25    $  1.16    $  0.76
                                                            =======    =======    =======    =======
  Diluted...............................................    $  0.26    $  0.25    $  1.16    $  0.76
                                                            =======    =======    =======    =======
Basic and diluted earnings per share after cumulative
  effect of change in accounting principle:
  Basic.................................................    $  0.26    $  0.25    $  0.99    $  0.76
                                                            =======    =======    =======    =======
  Diluted...............................................    $  0.26    $  0.25    $  0.99    $  0.76
                                                            =======    =======    =======    =======
Weighted average shares outstanding:
  Basic.................................................      7,179      7,218      7,197      7,218
                                                            =======    =======    =======    =======
  Diluted...............................................      7,188      7,218      7,200      7,218
                                                            =======    =======    =======    =======

                See notes to consolidated financial statements.

                       RAMCO-GERSHENSON PROPERTIES TRUST
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                           COMMON      ADDITIONAL     CUMULATIVE         TOTAL
                                             PREFERRED    STOCK PAR     PAID-IN       EARNINGS/      SHAREHOLDERS'
                                               STOCK        VALUE       CAPITAL      DISTRIBUTION       EQUITY
                                             ---------    ---------    ----------    ------------    -------------
BALANCE, JANUARY 1, 2000.................     $33,829        $72        $151,973       $(42,426)       $143,448
Cash distributions declared..............                                                (9,060)         (9,060)
Preferred Shares dividends declared......                                                (2,515)         (2,515)
Purchase and retirement of common
  shares.................................                                   (678)                          (678)
Net income...............................                                                 9,617           9,617
                                              -------        ---        --------       --------        --------
BALANCE, SEPTEMBER 30, 2000..............     $33,829        $72        $151,295       $(44,384)       $140,812
                                              =======        ===        ========       ========        ========

                See notes to consolidated financial statements.

                       RAMCO-GERSHENSON PROPERTIES TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                FOR THE NINE MONTHS
                                                                ENDED SEPTEMBER 30,
                                                                --------------------
                                                                  2000        1999
                                                                  ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income................................................    $  9,617    $  8,012
  Adjustments to reconcile net income to net cash flows
     provided by operating activities:
       Depreciation and amortization........................      11,004      10,008
       Amortization of deferred financing costs.............         319         567
       Gain on sale of real estate..........................      (3,420)         --
       (Earnings) Loss from unconsolidated entities.........        (115)        171
       Minority interest....................................       4,270       3,322
       Changes in assets and liabilities that provided
        (used) cash:
          Accounts receivable...............................      (2,597)     (2,503)
          Other assets......................................      (5,890)     (3,074)
          Accounts payable and accrued expenses.............         (64)      1,434
                                                                --------    --------
Cash Flows Provided by Operating Activities.................      13,124      17,937
                                                                --------    --------
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Capital expenditures......................................     (20,370)    (34,443)
  Proceeds from sale of real estate.........................       4,994      27,851
  Payments from (Advances to) unconsolidated entities.......         437         (76)
  Investments in unconsolidated entities....................      (1,387)     (1,403)
  Distributions received from unconsolidated entities.......         191          --
                                                                --------    --------
Cash Flows Used in Investing Activities.....................     (16,135)     (8,071)
                                                                --------    --------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
  Cash distributions to shareholders........................      (9,080)     (9,096)
  Cash distributions to operating partnership unit
     holders................................................      (3,711)     (3,987)
  Cash dividends paid on preferred shares...................      (2,529)     (2,395)
  Repayment of credit facility..............................     (20,050)    (29,000)
  Repayment of unsecured loan...............................     (20,000)         --
  Principal repayments on mortgages payable.................      (2,567)     (2,297)
  Purchase and retirement of common shares..................        (678)         --
  Payment of deferred financing costs.......................      (1,949)       (630)
  Borrowings on Credit Facility.............................      33,250      17,000
  Borrowings on fixed rate mortgage.........................      25,000          --
  Borrowings on Construction Loan...........................       3,523      18,801
                                                                --------    --------
Cash Flows Provided by (Used in) Financing Activities.......       1,209     (11,604)
                                                                --------    --------
Net Decrease in Cash and Cash Equivalents...................      (1,802)     (1,738)
Cash and Cash Equivalents, Beginning of Period..............       5,744       4,550
                                                                --------    --------
Cash and Cash Equivalents, End of Period....................    $  3,942    $  2,812
                                                                ========    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid for interest during the period...............    $ 20,712    $ 19,826
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

                       RAMCO-GERSHENSON PROPERTIES TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION -- The accompanying interim consolidated financial statements and related notes of the Company are unaudited; however, they have been prepared in accordance with generally accepted accounting principles for interim financial reporting, the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements for the interim periods have been made. The results for interim periods are not necessarily indicative of the results for a full year.

     IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS -- In June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. At this time, the Company does not expect the adoption of SFAS No. 133 to have a material effect on its financial position or results of operations. The Company will adopt SFAS No. 133 as required for its first quarterly filing of fiscal year 2001.

     RECLASSIFICATIONS -- Certain reclassifications have been made to the 1999 financial statements to conform to the 2000 presentation.

2. ACCOUNTS RECEIVABLE -- NET

     Accounts receivable include $9,134 and $7,098 of unbilled straight-line rent receivables at September 30, 2000 and December 31, 1999 respectively.

3. INVESTMENT IN REAL ESTATE

     Investment in real estate consists of the following:

                                                                SEPTEMBER 30, 2000    DECEMBER 31, 1999
                                                                ------------------    -----------------
                                                                   (UNAUDITED)
Land........................................................         $ 71,529             $ 73,797
Buildings and Improvements..................................          467,064              462,839
Construction-in-progress....................................           12,503                6,319
                                                                     --------             --------
                                                                      551,096              542,955
Less: accumulated depreciation..............................          (45,089)             (35,492)
                                                                     --------             --------
Investment in real estate -- net............................         $506,007             $507,463
                                                                     ========             ========

4. INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

     On September 29, 2000 the Company invested $100 for a 10 percent interest in a joint venture, Rossford Development LLC. Simultaneously, the Company contributed to the joint venture, land and construction in progress related to the construction of Crossroads Center development project, located in Rossford, Ohio, for a note receivable in the amount of approximately $10,000, which represented the Company's basis in the development. Therefore, the Company did not recognize a gain or loss on this transaction. The note receivable bears interest at 15 percent, and is included in Equity Investments In and Advances To Unconsolidated Entities in the Consolidated Balance Sheet at September 30, 2000. In October 2000, the Company received $2,809 from the joint venture for payment of the note receivable. The balance of the note receivable will be collected when the joint venture complies with the various terms of the mezzanine and construction financing agreements.

     Under terms of the joint venture agreement, the Company is responsible for the development, leasing and management of the project, for which the company will receive fees. The joint venture agreement includes a provision whereby the Company has the right to purchase the property during specific time periods.

5. OTHER ASSETS

     Other assets are as follows:

                                                                SEPTEMBER 30, 2000    DECEMBER 31, 1999
                                                                ------------------    -----------------
                                                                   (UNAUDITED)
Leasing costs and other.....................................         $12,371               $ 8,924
Prepaid expenses and other..................................           5,241                 3,490
Deferred financing costs....................................           5,667                 3,718
Proposed development and acquisition costs..................           5,131                 5,500
                                                                     -------               -------
                                                                      28,410                21,632
Less: accumulated amortization..............................          (6,468)               (4,766)
                                                                     -------               -------
Other assets -- net.........................................         $21,942               $16,866
                                                                     =======               =======

6. MORTGAGES AND NOTES PAYABLE

     Mortgages and notes payable consist of the following:

                                                                SEPTEMBER 30, 2000    DECEMBER 31, 1999
                                                                ------------------    -----------------
                                                                   (UNAUDITED)
Fixed rate mortgages with interest rates ranging from 6.83%
  to 8.81% due at various dates through 2008................         $191,765             $169,192
Floating rate mortgages at 75% of the rate of long-term
  Capital A rated utility bonds, due January 1, 2010, plus
  supplemental interest to equal LIBOR plus 200 basis
  points. The effective rate at September 30, 2000 was 7.86%
  and at December 31, 1999 was 6.96%........................            6,860                7,000
Construction loan financing, with an interest rate at LIBOR
  plus 200 basis points due December 2002, including renewal option. The effective rate at September 30, 2000, was
  8.62% and at December 31, 1999 was 8.67%. Maximum
  borrowings of $18,500.....................................           17,608               15,801
Construction loan financing, with an interest rate at LIBOR
  plus 185 basis points due January 2003, including renewal
  option. The effective rate at September 30, 2000, was
  8.47% and at December 31, 1999 was 8.00%. Maximum
  borrowings of $14,000.....................................           13,575               11,859
Unsecured term loan with an interest rate at LIBOR plus 450
  basis points, due September, 2003. The effective rate at
  September 30, 2000 was 11.16% and at December 31, 1999 was
  10.00%....................................................           25,000               45,000
Credit Facility with an interest rate at LIBOR plus 225
  basis points, due September 2003, maximum available
  borrowings of $110,000. The effective rate at September
  30, 2000 was 8.20%, and at December 31, 1999 was 7.60%....          101,900               88,700
                                                                     --------             --------
                                                                     $356,708             $337,552
                                                                     ========             ========

     The mortgage notes and construction loans are secured by mortgages on properties that have an approximate net book value of $335,835 as of September 30, 2000. The Credit Facility is secured by mortgages on various properties that have an approximate net book value of $168,015 as of September 30, 2000.

     In August 2000, the Company entered into a $25,000 fixed rate mortgage loan with Lincoln National Life Insurance Company, secured by ten properties. The loan is an expansion of an existing mortgage facility that is due January 2006. The total amount of the obligation is approximately $111,000, with a blended interest rate of 8.3%.

     The Company renewed an unsecured term loan amounting to $25,000, maturing September 2003. This term loan bears interest between 325 and 450 basis points over LIBOR, depending on certain debt ratios (11.2% at September 30, 2000). The Company reduced this term loan by $20,000, utilizing funds from the expansion of its fixed rate mortgage loan. Under terms of the loan agreement, the Company is required to make quarterly principal payments commencing in December 2000.

     On September 29, 2000, the Company renewed the $110,000 Credit Facility, of which $101,900 was outstanding as of September 30, 2000. The renewed credit facility bears interest between 162.5 and 225 basis points over LIBOR depending on certain debt ratios (effective interest rate of 8.2% at September 30, 2000) and matures September 2003. The credit facility is secured by mortgages on various properties and contains financial covenants relating to liabilities-to-assets ratio, minimum operating coverage ratios and a minimum equity value. As of September 30, 2000, the Company was in compliance with the covenant terms.

     At September 30, 2000, outstanding letters of credit issued under the Credit Facility, not reflected in the accompanying consolidated balance sheet, total approximately $417.

     The following table presents scheduled principal payments on mortgages and notes payable as of September 30, 2000:

                         YEAR ENDED
                        DECEMBER 31,
                        ------------
2000 (October 1 -- December 31).............................    $  6,494
2001........................................................       6,594
2002........................................................      25,338
2003........................................................     137,874
2004........................................................       4,613
Thereafter..................................................     175,795
                                                                --------
     Total..................................................    $356,708
                                                                ========

7. LEASES

     The Company is engaged in the operation of shopping center and retail properties and leases space to tenants and certain anchors pursuant to lease agreements. The lease agreements provide for initial terms ranging from 3 to 30 years and, in some cases, for annual rentals which are subject to upward adjustment based on operating expense levels and sales volume.

     Approximate future minimum rentals under noncancelable operating leases in effect at September 30, 2000, assuming no new or renegotiated leases nor option extensions on lease agreements, are as follows:

                         YEAR ENDED
                        DECEMBER 31,
                        ------------
2000 (October 1 -- December 31).............................    $ 14,377
2001........................................................      57,118
2002........................................................      53,882
2003........................................................      49,380
2004........................................................      43,833
Thereafter..................................................     309,580
                                                                --------
     Total..................................................    $528,170
                                                                ========

8. CHANGE IN METHOD OF ACCOUNTING FOR PERCENTAGE RENTAL REVENUE

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB
101), which among other topics, requires that real estate companies should not recognize contingent percentage rents until the specified target that triggers this type of income is achieved. The Company had previously recorded percentage rents throughout the year based on rent estimated to be due from the tenant.

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

     The following pro forma amounts reflect the effect of retroactive application of the change in method of accounting for percentage rents that would have been made in 1999 had the new method been in effect:

                                                  THREE MONTHS         NINE MONTHS
                                                     ENDED                ENDED
                                                 SEPTEMBER 30,        SEPTEMBER 30,
                                                ----------------    ------------------
                                                 2000      1999      2000       1999
                                                 ----      ----      ----       ----
Pro forma amounts assuming the new method of
  Accounting is applied retroactively:
  Net income (in thousands).................    $2,685    $2,210    $10,881    $ 7,822
  Preferred dividends.......................      (845)     (859)    (2,515)    (2,548)
                                                ------    ------    -------    -------
  Net income available to common
     shareholders...........................    $1,840    $1,351    $ 8,366    $ 5,274
                                                ======    ======    =======    =======
  Earnings per share:
     Basic..................................    $ 0.26    $ 0.19    $  1.16    $  0.73
                                                ======    ======    =======    =======
     Diluted................................    $ 0.26    $ 0.19    $  1.16    $  0.73
                                                ======    ======    =======    =======

     The effect of the change in method of accounting for percentage rents on the first and second quarters of 2000 is as follows:

                                                              MARCH 31,   JUNE 30,
                                                                2000        2000
                                                              ---------   --------
Net income as originally reported...........................   $ 3,224     $4,972
Effect of change in method of accounting for percentage
  rents.....................................................        --         --
                                                               -------     ------
Income before cumulative effect of a change in accounting
  method....................................................     3,224      4,972
Cumulative effect on prior years of a change in accounting
  method....................................................    (1,264)        --
                                                               -------     ------
Net income as restated......................................   $ 1,960     $4,972
                                                               =======     ======
Basic and diluted earnings per share amounts:
  Net income as originally reported.........................   $  0.33     $ 0.57
  Effect of change in method of accounting for percentage
     rents..................................................        --         --
                                                               -------     ------
  Income before cumulative effect of a change in accounting
     method.................................................      0.33       0.57
  Cumulative effect on prior years of a change in accounting
     method.................................................     (0.17)        --
                                                               -------     ------
  Net income as restated....................................   $  0.16     $ 0.57
                                                               =======     ======
Diluted earnings per share amounts:
  Net income as originally reported.........................   $  0.33     $ 0.54
  Effect of change in method of accounting for percentage
     rents..................................................        --         --
                                                               -------     ------
  Income before cumulative effect of a change in accounting
     method.................................................      0.33       0.54
  Cumulative effect on prior years of a change in accounting
     method.................................................     (0.17)        --
                                                               -------     ------
  Net income as restated....................................   $  0.16     $ 0.54
                                                               =======     ======

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

     The IRS agent conducting the examination has issued his examination report with respect to the tax issues raised in the Tax Audit, including the Asset Issue (collectively, the "Tax Issues"). The report sets forth a number of positions which the examining agent has taken with respect to the Company's taxes for the years that are subject to the Tax Audit, which the Company believes are not consistent with applicable law and regulations of the IRS. Based on the report, the Company could be liable for up to $45.4 million in combined taxes, penalties and interest through November 15, 2000. The IRS examination report notes, however, that the Company is eligible to avoid termination of its REIT status for certain of the years under audit if the Company makes a deficiency distribution to its shareholders. A deficiency dividend would be deductible by the Company, thereby reducing its liability for federal income tax. The proposed adjustments to taxable income would require the Company to pay a deficiency dividend to its current shareholders resulting in combined taxes, penalties, interest and deficiency dividends of approximately $46.8 million as of November 15, 2000.

     As noted above, pursuant to a Tax Agreement between Atlantic and the Company, Atlantic assumed all liability arising out of the Tax Audit and Tax Issues, including the payment of the deficiency dividend. Based on the amount of Atlantic's net assets, as disclosed in its most recent quarterly report on Form 10-Q for the period ended June 30, 2000, the Company does not believe that the ultimate resolution of the Tax Issues will have a material adverse effect on the financial position, results of operations or cash flows of the Company. The issuance of the revenue agent's report constitutes only the first step in the IRS administrative process for determining whether there is any deficiency in the Company's tax liability for the years at issue and any adverse determination by the examining agent is subject to administrative appeal within the IRS and, thereafter, to judicial review. As noted above, the agent's report sets forth a number of positions, which the Company and its legal counsel believe are not consistent with applicable law and regulations of the IRS. The Company filed an administrative appeal challenging the findings contained in the IRS agent's examination report on April 30, 1999.

     In December 1999, the Board of Trustees approved the repurchase, at management's discretion, of up to $10 million of the Company's common stock. The program allows the Company to repurchase its common stock from time to time in the open market and/or in negotiated transactions. During the nine months ended September 30, 2000, the Company purchased and retired 47,200 shares of the Company's common stock under this program at a cost of $678.

     In connection with the development and expansion of various shopping centers as of September 30, 2000, the Company has entered into agreements for the expansion or renovation of shopping centers of approximately $2,500.

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

CAPITAL RESOURCES AND LIQUIDITY

     The Company generated $13,124 in cash flows from operating activities for the nine months ended September 30, 2000 and used $16,135 to fund investing activities. Development of three shopping centers and improvements to existing properties used $20,370 and additional investments in two joint ventures used $1,387 during the nine months ended September 30, 2000. Proceeds from the sale of real estate provided $4,994 during the period. Financing activities provided $1,209 during the nine months ended September 30, 2000. Borrowings on a mortgage loan provided $25,000, borrowings on the Credit Facility provided $13,200, net of repayments of $20,050, during the nine months ended September 30, 2000 and borrowing on construction loans provided $3,523. Cash distributions to shareholders, holders of operating partnership units and dividends paid to preferred shareholders amounted to $15,320.

     The Company's mortgages and notes payable amounted to $356,708 at September 30, 2000, with a weighted average interest rate of 8.3%. The debt consists of ten loans secured by various properties, plus two construction loans, one unsecured term loan and the Credit Facility, as defined below. Nine of these mortgage loans amounting to $191,765 have maturities ranging from 2000 to 2008, monthly payments which include regularly scheduled amortization, and have fixed interest rates ranging between 6.83% to 8.81%. One of the mortgage loans, evidenced by tax free bonds, amounting to $6,860 secured by Oakbrook Square Shopping Center, matures in 2010, and carries a floating interest rate equal to 75% of the new issue long term Capital A rated utility bonds, plus interest to the lender sufficient to cause the lender's overall yield on its investment in the bonds to be equal to 200 basis points over their applicable LIBOR rate (7.9% at September 30, 2000).

     In August 2000, the Company entered into a $25,000 fixed rate mortgage loan with Lincoln National Life Insurance Company, secured by ten properties. The loan is an expansion of an existing mortgage facility that is due January 2006. The total amount of the obligation is approximately $111,000, with a blended interest rate of 8.3%. The Company used $20,000 of the proceeds to reduce the unsecured variable rate term loan and the remainder was used to pay for capital expenditures and other working capital requirements.

     The Company has an $18,500 construction loan to finance the Auburn Mile shopping center development located in Auburn Hills, Michigan. The loan carries an interest rate of 200 basis points over LIBOR, an effective interest rate of 8.6% at September 30, 2000 and matures December 2000. At the Company's option, the loan can be converted to a 2-year term loan. Approximately $17,600 has been borrowed as of September 30, 2000.

     The Company has a $14,000 construction loan to finance the White Lake MarketPlace shopping center development. The loan carries an interest rate of 185 basis points over LIBOR, an effective rate of 8.5% at September 30, 2000, and matures January 2001. At the Company's option, the loan can then be converted to a 2-year term loan. Approximately $13,600 has been borrowed at September 30, 2000.

     It is the Company's intention to exercise its option to convert the above-mentioned construction loans to two-year term loans.

     The Company renewed an unsecured term loan amounting to $25,000, maturing September 2003. This term loan bears interest between 325 and 450 basis points over LIBOR, depending on certain debt ratios (11.2% at September 30, 2000). The Company reduced this term loan by $20,000, utilizing funds from the expansion of its fixed rate mortgage loan. Under terms of the loan agreement, the Company is required to make quarterly principal payments commencing in December 2000.

     On September 29, 2000, the Company renewed the $110,000 Credit Facility, of which $101,900 was outstanding as of September 30, 2000. The renewed credit facility bears interest between 162.5 and 225 basis points over LIBOR depending on certain debt ratios (effective interest rate of 8.2% at September 30, 2000) and matures September 2003. The credit facility is secured by mortgages on various properties and contains financial covenants relating to liabilities-to-assets ratio, minimum operating coverage ratios and a minimum equity value. As of September 30, 2000, the Company was in compliance with the covenant terms.

     Outstanding letters of credit issued under the Credit Facility amounted to $417 at September 30, 2000.

     The Company used proceeds from the borrowings under the Credit Facility, mortgage loan and the construction loans to finance the development of the above-mentioned properties and to pay for other capital expenditures.

     Based on the debt and the market value of equity, the Company's debt to total market capitalization (debt plus market value equity) ratio was 66.5% at September 30, 2000.

     The interest rate swap agreement that limited the Company's exposure to increases in interest rates on $75,000 of its floating debt expired on October 2, 2000 and has not been renewed. The Company will continue to evaluate the economic benefits of swap agreements as a method of managing its interest rate risks.

     In April 2000, the Company contributed $1,287 to RPT/INVEST, L.L.C., an unconsolidated joint venture, in connection with the acquisition of East Town Plaza shopping center located in Madison, Wisconsin. In September 2000, the Company invested $100 in an unconsolidated joint venture, Rossford Development, LLC.

     The properties in which Ramco-Gershenson Properties, L.P. (the "Operating Partnership"), owns an interest and which are accounted for on the equity method of accounting are subject to non-recourse mortgage indebtedness. At September 30, 2000, the pro rata share of non-recourse mortgage debt on the unconsolidated properties (accounted for on the equity method) was $14,548 with a weighted average interest rate of 8.6%.

     The Company's current capital structure includes property specific mortgages, two construction loans, the unsecured term loan, the Credit Facility, Series A Preferred Shares, Common Shares and a minority interest in the Operating Partnership. Currently, the minority interest in the Operating Partnership represents the 29.1% ownership in the Operating Partnership which, may under certain conditions, be exchanged for approximately 2.9 million Common Shares.

     As of September 30, 2000, Operating Partnership Units ("OP Units") issued are exchangeable for Common Shares of the Company on a one-for-one basis. The Company, as sole general partner of the Operating Partnership, has the option to settle exchanged OP Units in cash based on the current trading price of the Company's Common Shares. Assuming the exchange of all limited partnership interests in the Operating Partnership, there would be outstanding approximately 10,116 Common Shares with a market value of approximately $149,840 at September 30, 2000 (based on the closing price of $14.813 per share on September 30, 2000).

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

     The Company anticipates that the combination of the availability under the Credit Facility, construction loans, the sale of existing properties and, and potential new debt will satisfy its expected working capital requirements through at least the next 12 months. The Company anticipates adequate liquidity for the foreseeable future to fund future developments, expansions, repositionings, and to continue its currently planned capital programs, to repurchase up to $10 million of the Company's common stock and to make distributions to its shareholders in accordance with the Code's requirements applicable to REIT's. Although the Company believes that the combination of factors discussed above will provide sufficient liquidity, no such assurance can be given.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2000 TO NINE MONTHS ENDED SEPTEMBER 30, 1999

     Total revenues for the nine months ended September 30, 2000 increased by 6.9%, or $4,413, to $68,040 as compared to $63,627 for the nine months ended September 30, 1999. The increase is primarily due to $3,420 gain on sale of real estate during April 2000. Minimum rents increased 0.3%, or $152, to $44,965 for the nine months ended September 30, 2000 as compared to $44,813 for the same period in 1999. The sale of Chester Springs and Rivertowne Square in August 1999 to RPT/Invest, L.L.C. and the disposition of Commack (Toys R Us) and Trinity Corners Shopping Center in December 1999 accounted for a reduction in minimum rent of $2,968 for the nine months ended September 30, 2000. Development projects at White Lake MarketPlace and Auburn Mile contributed $3,116 to minimum rent when compared to the nine months ended September 30, 1999.

     Recoveries from tenants decreased $458, or 2.8% to $16,141 for the nine months ended September 30, 2000 as compared to $16,599 for the nine months ended September 30, 1999. The decrease is attributable to the dispositions of the four properties in the second half of 1999 and the redevelopment of Roseville Plaza, currently in progress, that displaced four tenants during the construction period. The recovery ratio decreased to 96.4% from 97.8% for the nine months ended September 30, 1999.

     For the nine months ended September 30, 2000, percentage rents decreased $84 to $1,585, as compared to $1,669 for the nine months ended September 30, 1999. The decrease is the result of the change in accounting method for percentage rents. Interest and other income increased from $546 for the nine months ended September 30, 1999 to $1,929. Lease termination fees were $1,090 greater in the nine months ended September 30, 2000 when compared to the same period in 1999 and gain on sale of land options during the nine months ended September 30, 2000, accounted for $242 of the increase.

     Total expenses for the nine months ended September 30, 2000 increased by $882, to $53,004, from $52,122 for the nine months ended September 30, 1999. The increase was due to a $221 decrease in total recoverable expenses, including real estate taxes, a $648 decrease in general and administrative expenses, a $155 decrease in other operating expenses, offset by a $996 increase in depreciation and amortization and a $910 increase in interest expense.

     Depreciation and amortization expense increased $996, or 10.0%, to $11,004 as compared to $10,008 for the nine months ended September 30, 1999. Depreciation and amortization for White Lake MarketPlace contributed $212 to the increase and depreciation expense related to renovations made to various properties during 1999 accounted for the balance of the increase. Other operating expense decreased from $1,250 for the nine months ended September 30, 1999 to $1,095 for the same period in 2000. The decrease is primarily due to lower bad debt expense included in other operating expenses for the nine months ended September 30, 2000 when compared to the same period of 1999.

     Interest expense increased $910, from $19,215 to $20,125 for the nine months ended September 30, 2000. The 4.7% increase is the result of higher interest rates on variable rate debt for the nine months ended September 30, 2000, increased borrowings on the Credit Facility and increased borrowings on the construction loans used to finance White Lake MarketPlace and the Auburn Mile developments.

     The increase in minority interest is the result of higher income before minority interest for the nine months ended September 30, 2000 when compared to the nine months ended September 30, 1999. Minority interest represents a 29.1% share of income before minority interest of the operating partnership for the nine months ended September 30, 2000 and 29.0% for the nine months ended September 30, 1999.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2000 TO THREE MONTHS ENDED SEPTEMBER 30, 1999

     Total revenues increased $540, or 2.6%, from $21,094 for the three months ended September 30, 1999 to $21,634 for the three months ended September 30, 2000.

     Minimum rents for the three months ended September 30, 2000 increased $428, or 2.9% to $15,218 from $14,790 for the three months ended September 30, 1999. Development projects at White Lake MarketPlace and Auburn Mile contributed $1,132 to minimum rent for the three months ended September 30, 2000. The four properties disposed of during the second half of 1999 accounted for a reduction in minimum rent of $715 during the three months ended September 30, 2000.

     Recoveries from tenants decreased 3.1%, or $174 to $5,496 from $5,670 for the three months ended September 30, 1999. The recovery ratio for the three months ended September 30, 2000 decreased to 95.0% as compared to 98.0% for the comparable quarter ended September 30, 1999. The decrease in this ratio is primarily the result of the dispositions of the four properties in the second half of 1999 and the redevelopment of Roseville Plaza, currently in progress, that displaced four tenants during the construction period.

     Percentage rents decreased $313, to $197 for the quarter ended September 30, 2000 as compared to $510 for the three months ended September 30, 1999. The 61.4% decrease is primarily due to the result of the change in method in which the Company accounts for these revenues. Interest and other income increased from $124 for the three months ended September 30, 1999 to $723 for the same quarter of 2000. The increase is principally due to $578 additional lease termination fees in the three months ended September 30, 2000 when compared to the same period in 1999.

     Total expenses for the three months ended September 30, 2000 increased by $825, or 4.8%, to $18,114 as compared to $17,289 for the three months ended September 30, 1999. The increase was due to a $418 increase in depreciation and amortization, a decrease of $76 in other operating expenses, an increase of $722 in interest expense and a decrease of $239 in general and administrative expenses.

     Depreciation and amortization increased by 12.5%, or $418, to $3,774 as compared to $3,356 for the three months ended September 30, 1999. This increase is primarily due to renovation projects completed in the second half of 1999.

     Other operating expenses decreased $76, or 15.1%, to $426 for the three months ended September 30, 2000 as compared to $502 for the three months ended September 30, 1999. The decrease includes a $23 decrease in bad debt expense for the three months ended September 30, 2000 when compared to the same quarter ended September 30, 1999.

     Interest expense increased $722, from $6,276 to $6,998 for the three months ended September 30, 2000. The 11.5% increase is principally due to increased borrowings on the Credit Facility and the interest expense on the construction loan for the Auburn Mile development included in the three months ended September 30, 2000.

     The decrease in minority interest is the result of lower income before minority interest for the three months ended September 30, 2000 when compared to 1999.

GENERAL AND ADMINISTRATIVE

     Following is a breakdown of the general and administrative expenses shown in the financial statements:

                                                                  THREE MONTHS        NINE MONTHS
                                                                     ENDED               ENDED
                                                                 SEPTEMBER 30,       SEPTEMBER 30,
                                                                ----------------    ----------------
                                                                 2000      1999      2000      1999
                                                                 ----      ----      ----      ----
Management fees.............................................    $  335    $  687    $1,072    $1,457
Leasing and development fees................................       565        99     1,030       336
Gain on sale of real estate.................................        --        --       249        --
Other revenues..............................................       212       188       672       612
Leasing/Development cost reimbursements.....................       639       545     1,871     1,740
                                                                ------    ------    ------    ------
     Total revenues.........................................     1,751     1,519     4,894     4,145
                                                                ------    ------    ------    ------
Employee expenses...........................................     1,492     1,517     4,785     4,435
Office and other expenses...................................       291       410     1,095     1,290
Depreciation and amortization...............................       237        22       205       181
                                                                ------    ------    ------    ------
     Total expenses.........................................     2,020     1,949     6,085     5,906
                                                                ------    ------    ------    ------
Operating partnership cost reimbursement expenses...........       269       430     1,191     1,761
                                                                ------    ------    ------    ------
Operating partnership administrative expenses...............       684       742     2,322     2,255
                                                                ------    ------    ------    ------
Shopping center level general and administrative expenses...       176       196       520       665
                                                                ------    ------    ------    ------
     Total general and administrative expenses..............    $1,129    $1,368    $4,033    $4,681
                                                                ======    ======    ======    ======

     Total general and administrative expenses decreased $648 for the nine months ended September 30, 2000 when compared to the nine months ended September 30, 1999. Total revenues increased $749, including a gain on sale of real estate of $249. Management fees decreased $385, principally as a result of $307 joint venture acquisition fee included in the nine months ended in 1999. Leasing fees revenue increased $694 for the nine months ended September 30, to $1,030 from $336 for the same period of 1999. This increase was due to $499 of development and leasing fees related to the Rossford Development LLC joint venture and the East

Towne Acquisition fees of $165. The increase in revenue was offset by an increase in total expenses of $179. Employee expenses increased $350 in the nine months ended September 30, 2000, primarily due to increases in overall salaries and fringe benefits.

     Under terms of a cost reimbursement agreement, acquisition, development, management and leasing fees earned for services provided by an unconsolidated entity are used to offset general and administrative expenses of the Company. These fees are not necessarily earned consistently over time since these types of fees are based on measurements related to specific transactions and are dependent on the availability of space to lease or develop at the centers. The net cost reimbursement to be charged as general and administrative expense to the Company is dependent on the ability of the unconsolidated entity to continue to earn acquisition, development, management and leasing fees to third party entities.

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

SENSITIVITY ANALYSIS

     The Company has exposure to interest rate risk on its debt obligations. Based on the Company's interest in debt and interest rates in effect at September 30, 2000, a 0.25 percent increase in interest rates would decrease earnings and cash flows by approximately $413. A 0.25 percent decrease in interest rates would increase earnings and cash flows by approximately $413.

FUNDS FROM OPERATIONS

     Management generally considers funds from operations ("FFO") to be one measure of financial performance of an equity REIT. It has been presented to assist investors in analyzing the performance of the Company and to provide a relevant basis for comparison to other REITs.

     The Company has adopted the most recent National Association of Real Estate Investment Trusts ("NAREIT") definition of FFO, which was amended effective January 1, 2000. Under the NAREIT definition, FFO represents income before minority interest, excluding "extraordinary" items, as defined under generally accepted accounting principles, cumulative effects of accounting changes, gains on sales of property, plus real estate related depreciation and amortization (excluding amortization of financing costs), and after adjustments for unconsolidated partnerships and joint ventures. This clarification of the definition did not change amounts previously reported in 1999.

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

     The following table illustrates the calculation of FFO for the three months and nine months ended September 30, 2000, and 1999:

                                                               THREE MONTHS          NINE MONTHS
                                                                  ENDED                 ENDED
                                                              SEPTEMBER 30,         SEPTEMBER 30,
                                                            ------------------    ------------------
                                                             2000       1999       2000       1999
                                                             ----       ----       ----       ----
Net Income..............................................    $ 2,685    $ 2,678    $ 9,617    $ 8,012
Add:
  Depreciation and amortization expense.................      3,858      3,374     11,228     10,028
  Cumulative effect of change in accounting principle...         --         --      1,264         --
  Minority interest in partnership......................        866      1,106      4,270      3,322
Less:
  Gain on sale of real estate...........................         --         --     (3,669)        --
                                                            -------    -------    -------    -------
Funds from operations -- diluted........................      7,409      7,158     22,710     21,362
Less:
  Preferred share dividends.............................       (845)      (859)    (2,515)    (2,548)
                                                            -------    -------    -------    -------
Funds from operations -- basic..........................    $ 6,564    $ 6,299    $20,195    $18,814
                                                            =======    =======    =======    =======
Weighted average equivalent shares outstanding: (1)
  Basic.................................................     10,124     10,170     10,142     10,170
                                                            =======    =======    =======    =======
  Diluted...............................................     12,133     12,170     12,145     12,171
                                                            =======    =======    =======    =======
Supplemental disclosure:
  Straight-line rental income...........................    $   961    $   472    $ 2,652    $ 1,587
                                                            =======    =======    =======    =======
  Amortization of management contracts and covenants not
     to compete.........................................    $    56    $   124    $   168    $   371
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

CAPITAL EXPENDITURES

     During the nine months ended September 30, 2000, the Company spent approximately $9,616 on revenue generating capital expenditures including tenant allowances, leasing commissions paid to third-party brokers, legal costs relative to lease documents, capitalized leasing, land acquisition costs and construction costs. These types of costs generate a return through rents from tenants over the term of their leases. Revenue enhancing capital expenditures, including expansions, renovations or repositionings, were approximately $9,776. Revenue neutral capital expenditures, such as roof and parking lot repairs, which are anticipated to be recovered from tenants, amounted to approximately $635.

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

(b) Reports on Form 8-K

     No reports on Form 8-K have been filed during the quarter ending September 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                                          RAMCO-GERSHENSON PROPERTIES TRUST

Date: November 13, 2000                                       By: /s/ DENNIS E. GERSHENSON
                                                  ----------------------------------------------------
                                                                  Dennis E. Gershenson
                                                                 President and Trustee
                                                               (Chief Executive Officer)

Date: November 13, 2000                                         By: /s/ RICHARD J. SMITH
                                                  ----------------------------------------------------
                                                                    Richard J. Smith
                                                                Chief Financial Officer
                                                             (Principal Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT NO.                                 DESCRIPTION
-----------                                 -----------
   10.1             Amended, Restated and Consolidated Mortgage dated August 25,
                    2000 between Ramco-Gershenson Properties, L.P., (the
                    "Operating Partnership"), and The Lincoln National Life
                    Insurance Company.
   10.2             Second Amendment to Mortgage dated August 25, 2000 made by the Operating Partnership in connection with the Operating
                    Partnership's $25,000,000 borrowing arrangement.
   10.3             Form of Note dated August 25, 2000 made by the Operating
                    Partnership, as Maker, in connection with the Operating
                    Partnership's $25,000,000 borrowing arrangement.
   10.4             Third Amended and Restated Master Revolving Credit Agreement
                    dated as of September 29, 2000 among the Operating
                    Partnership, as Borrower, the Trust, as Guarantor and Fleet
                    National Bank and the other Banks which may become parties to the loan agreement, and Fleet National Bank, as Agent.
   10.5             Form of Third Amended and Restated Note dated September 29,
                    2000 made by the Operating Partnership, in connection with the Operating Partnership's $110,000,000 borrowing
                    arrangement.
   10.6             First Amended and Restated Unsecured Term Loan Agreement
                    dated September 29, 2000 among the Operating Partnership, as
                    Borrower and Ramco-Gershenson Properties Trust, as
                    Guarantor, and Fleet National Bank and other Banks which may become parties to this agreement, and Fleet National Bank, as Agent.
   10.7             Note dated September 29, 2000 in the principal amount of
                    $25,000,000 made by the Operating Partnership, as Borrower, in favor of Fleet National Bank and other Banks.
   27.1             Financial Data Schedule.