Form 10-K
period 2000-12-31
RAMCO GERSHENSON PROPERTIES TRUST
filed 2001-03-12
CIK 842183

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         ------------------------------

                                   FORM 10-K

(Mark One)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Aggregate market value of the voting shares held by non-affiliates of the registrant as of February 28, 2001: approximately $102,539,000.

     Approximately 7,120,793 Common Shares of Beneficial Interest of the registrant were outstanding as of February 28, 2001.

     DOCUMENT INCORPORATED BY REFERENCE: Portions of the 2001 Ramco-Gershenson Properties Trust Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the annual meeting of shareholders to be held on June 13, 2001 are incorporated by reference into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

NOTE: Ramco-Gershenson Properties Trust is sometimes referred to in this Annual
      Report on Form 10-K as "Registrant," or the "Company."

            ITEM                                                                   PAGE
            ----                                                                   ----
PART I       1.    Business....................................................      2
             2.    Properties..................................................      7
             3.    Legal Proceedings...........................................     13
             4.    Submission of Matters to a Vote of Security Holders.........     13
PART II      5.    Market for Registrant's Common Equity and Related
                   Stockholder Matters.........................................     14
             6.    Selected Financial Data.....................................     16
             7.    Management's Discussion and Analysis of Financial Condition
                   and Results of Operations...................................     18
            7A.    Quantities and Qualitative Disclosures About Market Risk....     25
             8.    Financial Statements and Supplementary Data.................     25
             9.    Changes in and Disagreements with Accountants on Accounting
                   and Financial Disclosure....................................     25
PART III    10.    Directors and Executive Officers of the Registrant..........     26
            11.    Executive Compensation......................................     26
            12.    Security Ownership of Certain Beneficial Owners and
                   Management..................................................     26
            13.    Certain Relationships and Related Transactions..............     26
PART IV     14.    Exhibits, Financial Statement Schedules, and Reports on Form
                   8-K.........................................................     27
                                                                                    32
SIGNATURES.....................................................................

                                     PART I

ITEM 1. BUSINESS.

GENERAL

     Ramco-Gershenson Properties Trust (the "Company") is a Maryland real estate investment trust organized pursuant to Articles of Amendment and Restatement of Declaration of Trust dated October 2, 1997.

     The term the "Company" refers to Ramco-Gershenson Properties Trust and/or its predecessors. The principal office of the Company is located at 27600 Northwestern Highway, Suite 200, Southfield, Michigan 48034. The Company is the successor entity to Ramco-Gershenson Properties Trust (the "Massachusetts Trust") a Massachusetts business trust. The Company was organized for the purpose of qualifying as a real estate investment trust ("REIT") under Section 856-860 of the Internal Revenue Code of 1986, as amended (the "Code"). In December 1997, with the approval of its shareholders, the Company changed its state of organization from Massachusetts to Maryland through the termination of the Massachusetts Trust's Amended and Restated Declaration of Trust by amending such Amended and Restated Declaration of Trust to provide for the termination of the Trust, the merger (the "Change of Venue Merger") of the Massachusetts Trust into the Company and the conversion of each outstanding share of beneficial interest in the Massachusetts Trust into a common share of beneficial interest of the Company.

     RPS Realty Trust, a Massachusetts business trust, was formed on June 21, 1988 to be a diversified growth oriented REIT. From 1988 until April 30, 1996, RPS Realty Trust was primarily engaged in the business of owning and managing a participating mortgage loan portfolio, and, through its wholly-owned subsidiaries, owning and operating eight real estate properties.

     In May 1996, RPS Realty Trust (i) acquired substantially all of the shopping center and retail properties as well as the management organization and business operations, of Ramco-Gershenson, Inc. and certain of its affiliates (the "Ramco Acquisition"), (ii) changed its name from RPS Realty Trust to Ramco-Gershenson Properties Trust, (iii) combined the outstanding shares of the Company by way of a one-for-four reverse split, and, (iv) spun-off eight mortgage loans and two real properties (the "RPS Mortgage Assets") to Atlantic Realty Trust , a newly formed real estate investment trust ("Atlantic").

     The Company conducts substantially all of its business through Ramco-Gershenson Properties, L.P. (the "Operating Partnership"). The Company is the sole general partner of, and has exclusive power to manage and conduct the business of, the Operating Partnership. The Operating Partnership holds substantially all of the Company's interest in its properties, either directly or indirectly through subsidiaries (including subsidiary property partnerships). The Operating Partnership also owns 100% of the non-voting common stock and 5% of the voting common stock of Ramco-Gershenson, Inc. ("Ramco"); such stock ownership enables the Company to receive in excess of 95% of the dividend and liquidating distributions of Ramco. The Company's property management operations are conducted through Ramco to facilitate compliance with certain REIT requirements under the Code. The income attributable to the ownership of the Ramco stock is accounted for under the equity method.

     Operations of the Company. The Company is engaged in the business of owning, developing, acquiring, managing and leasing community shopping centers, regional malls and single tenant retail properties, nationally. At December 31, 2000, the Company had a portfolio of 56 shopping centers, with more than 11,700,000 square feet of gross leasable area ("GLA"), located in Michigan, Ohio, Florida, New Jersey, Maryland, North Carolina, South Carolina, Tennessee, Alabama, Wisconsin, Virginia and Georgia.

     The Company's properties consist of 2 regional enclosed malls, 44 community centers, 7 power centers, and 3 single tenant retail properties. Regional enclosed malls are larger retail properties (containing 400,000 to more than 1,000,000 square feet of GLA) with two or more department stores as anchors and a wide variety of stores along enclosed, climate controlled malls connecting the anchors. This layout is intended to maximize customer traffic for the mall stores. At many regional enclosed malls, freestanding stores are located along the perimeter of the parking area.

     Community shopping centers generally range in size up to 400,000 square feet of GLA and are located in developed retail and commercial areas in which other similar centers may be nearby. In addition, with respect to some of these centers, there may be one or more regional enclosed malls nearby. Community shopping centers generally fall into two types: traditional community centers and power centers. Traditional community centers typically are convenient to their trade areas and focus primarily on value-oriented and convenience goods and services. They are designed to service a neighborhood area, and are usually anchored by a supermarket, drugstore or discount retailer providing basic necessities, although certain community centers are free standing single-user buildings. Power centers are different from traditional community centers because they are designed to service a larger trade area and they contain at least two anchors, which occupy a substantial portion of the GLA in the center. These anchors are often national retailers which are leaders in their market or "category killers," i.e., larger stores which offer a complete selection of a category of items (e.g., toys, office supplies, home improvement products, electronics, etc.) at low prices, and often in a warehouse format.

     The Company's business objective and operating strategy is to increase funds from operations and cash available for distribution per share. The Company expects to achieve internal growth and to enhance the value of the properties by increasing their rental income over time through (i) contractual rent increases,
(ii) the leasing and re-leasing of available space at higher rental levels, and
(iii) the selective renovation of the properties. The Company intends to achieve external growth through the selective development of new shopping center properties, the acquisition of shopping center properties and through the expansion and redevelopment of existing properties and the acquisition of shopping center properties through one or more joint venture entities. Since December 31, 1998, the Company's has engaged in the sale of mature properties, which have less potential for growth, and the redeployment of the proceeds of those sales to fund acquisition, development and redevelopment activities, to repay variable rate debt and to repurchase outstanding shares. Since December 31, 1998, a total of four shopping centers and two parcels of land have been sold for an aggregate amount of $39,819.

     Ramco performs all property management functions for the properties it owns. At December 31, 2000, Ramco had 125 full-time employees devoted exclusively to property management, including personnel on-site at its properties. Property management efforts are directed toward improving tenant sales and rents by continually repositioning the centers. In addition to routine property maintenance, Ramco strives to meet the needs of its tenants in the areas of promotion, marketing and ongoing management of its properties and seeks to bring together a sufficient critical mass of complementary tenants. As part of its property management efforts, Ramco monitors tenant mix, store size, sales results and store locations, and works closely with tenants to improve the overall performance of their stores. Ramco seeks to anticipate trends in the retailing industry and introduce new retail names and concepts into its shopping center properties in response to these trends.

     As part of its ongoing business strategy, the Company continues to expand and redevelop existing properties in its shopping center portfolio, depending on tenant demands and market conditions. The Company plans to take advantage of attractive purchase opportunities by acquiring additional shopping center properties in underserved, attractive and/or expanding markets. The Company also seeks to acquire strategically located, quality shopping centers that (i) have leases at rental rates below market rates, (ii) have potential for rental and/or occupancy increases or (iii) offer cash flow growth or capital appreciation potential where the Company's financial strength, relationships with retail companies or expansion or redevelopment capabilities can enhance value, and provide anticipated total returns that will increase the Company's cash available for distribution per share. In order to accomplish its acquisition strategy, the Company entered into a joint venture agreement during 1999, with an affiliate of Investcorp International, Inc., as an alternative source of investment capital to take advantage of favorable acquisition opportunities. During 2000, the Company invested $100,000 for a 10 percent interest in a joint venture, Rossford Development LLC. This joint venture will construct and own Crossroads Center development project. Similar joint ventures may be entered into in the future. The Company believes that its in-house redevelopment and expansion capabilities provide it with opportunities to acquire shopping center properties that may not necessarily be attractive to other owners. In addition, the Company will continue its strategy to sell non-core assets when properties are not viable redevelopment candidates.

DEVELOPMENTS AND EXPANSIONS

     In September 2000, the Company substantially completed construction of its Auburn Mile development, a 650,000 square foot shopping center located in Auburn Hills, Michigan. Anchor tenants include Meijer, Target and JoAnn etc.

     In June 2000, the Company began construction on its most current development, Crossroads Centre, a 650,000 square foot shopping center located in Rossford, Ohio, a suburb of Toledo. Anchor tenants include Home Depot, Target and Giant Eagle. The center is expected to be completed during the third quarter of 2001. In September 2000, the Company sold this development project to a 10 percent owned joint venture, Rossford Development LLC.

     During 2000, the Company completed redevelopment projects aggregating approximately 220,000 square feet at a total cost of approximately $12,400,000 at five of its shopping centers. The Company is currently expanding or redeveloping three shopping centers.

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

     The Company is subject to the risks that upon expiration of leases for space located in its properties, the leases may not be renewed, the space may not be relet or the terms of renewal or reletting (including the cost of required renovations) may be less favorable than current lease terms. Leases on a total of approximately 4.7% of the Company owned GLA will expire in 2001. If the Company were unable to promptly relet or renew the leases for all or a substantial portion of this space , if the rental rates upon such renewal or reletting were significantly lower than expected rates, or if the Company were unable to maintain its current occupancy levels, then the Company's cash flow and ability to make distributions to shareholders could be adversely affected.

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

     The IRS agent conducting the examination has issued his examination report with respect to the tax issues raised in the Tax Audit, including the Asset Issue (collectively, the "Tax Issues"). The report sets forth a number of positions which the examining agent has taken with respect to the Company's taxes for the years that are subject to the Tax Audit, which the Company believes are not consistent with applicable law and regulations of the IRS. Based on the report, the Company could be liable for up to $46.8 million in combined taxes, penalties and interest through March 31, 2001. The IRS examination report notes, however, that the Company is eligible to avoid termination of its REIT status for certain of the years under audit if the Company makes a deficiency distribution to its shareholders. A deficiency dividend would be deductible by the Company, thereby reducing its liability for federal income tax. The proposed adjustments to taxable income would require the Company to pay a deficiency dividend to its current shareholders resulting in combined taxes, penalties, interest and deficiency dividends of approximately $48.2 million as of March 31, 2001.

     As noted above, pursuant to a Tax Agreement between Atlantic and the Company, Atlantic assumed all liability arising out of the Tax Audit and Tax Issues, including the payment of the deficiency dividend. Based on the amount of Atlantic's net assets (as determined pursuant to the liquidation basis of accounting), as disclosed in its most recent quarterly report Form 10-Q for the period ended September 30, 2000, the

Company does not believe that the ultimate resolution of the Tax Issues will have a material adverse effect on the financial position, results of operations or cash flows of the Company. The issuance of the revenue agent's report constitutes only the first step in the IRS administrative process for determining whether there is any deficiency in the Company's tax liability for the years at issue and any adverse determination by the examining agent is subject to administrative appeal within the IRS and, thereafter, to judicial review. As noted above, the agent's report sets forth a number of positions, which the Company and its legal counsel believe are not consistent with applicable law and regulations of the IRS. The Company filed an administrative appeal challenging the findings contained in the IRS agent's examination report on April 30, 1999.

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

ITEM 2. PROPERTIES

     The Company's properties are located in twelve states primarily throughout the Midwest, East and the Southeast United States as follows:

                                                          ANNUALIZED BASE
                                          NUMBER OF          RENTAL AT           COMPANY
                STATE                     PROPERTIES    DECEMBER 31, 2000(1)    OWNED GLA
                -----                     ----------    --------------------    ----------
Michigan..............................        22            $30,428,122          4,421,479
Florida...............................         9              7,241,415          1,280,091
Tennessee.............................         6              4,454,688            806,590
Georgia...............................         4              3,071,582            547,331
Ohio..................................         3              3,152,788            375,858
North Carolina........................         3              3,262,377            544,627
South Carolina........................         2              2,534,444            471,688
New Jersey............................         1              2,658,454            224,163
Wisconsin.............................         2              4,000,487            538,413
Virginia..............................         1              2,492,564            240,042
Alabama...............................         2              1,714,079            342,263
Maryland..............................         1              1,266,936            250,016
                                              --            -----------         ----------
          Total.......................        56            $66,277,936         10,042,561
                                              ==            ===========         ==========

     With the exception of Kentwood Towne Centre and Southfield Plaza Expansion in which the Company owns a 50% interest in the partnerships that own such properties and three properties owned by RPT/ INVEST, LLC, a 25% owned joint venture entity, all of the properties are 100% owned by the Operating Partnership or its subsidiaries. These five partially owned properties are included in the above tables.

     The Company's properties, by type of center, consist of the following:

                                                          ANNUALIZED BASE
                                          NUMBER OF          RENTAL AT           COMPANY
            TYPE OF TENANT                PROPERTIES    DECEMBER 31, 2000(1)    OWNED GLA
            --------------                ----------    --------------------    ----------
Community centers.....................        44            $46,092,846          7,178,734
Power centers.........................         7             11,717,753          1,666,245
Enclosed regional malls...............         2              7,722,074          1,028,778
Single tenant properties..............         3                745,263            168,804
                                              --            -----------         ----------
          Total.......................        56            $66,277,936         10,042,561
                                              ==            ===========         ==========

-------------------------
(1) "Annualized Base Rental Revenue" is equal to December 2000 base rental revenues multiplied by 12.

     Additional information regarding the Properties is included in the Property Schedule on the following pages.

                       RAMCO-GERSHENSON PROPERTIES TRUST
                               PROPERTY SCHEDULE

                                                                                      YEAR OPENED OR
                                                                                      ACQUIRED/YEAR                COMPANY
                                                                                        OF LATEST       ANCHOR      OWNED
                                                                                      RENOVATION OR      OWNED     ANCHOR
                PROPERTY                   LOCATION               TYPE OF PROPERTY     EXPANSION[3]       GLA        GLA
                --------                   --------               ----------------    --------------    ------     -------
ALABAMA
Athens Town Center.......................  Athens, AL           Community Center      1997/NA                      128,747
Cox Creek Plaza..........................  Florence, AL         Community Center      1997/2000                     92,901
FLORIDA
Crestview Corners........................  Crestview, FL        Community Center      1997/1993                     79,603
Lantana Plaza............................  Lantana, FL          Community Center      1993/NA                       40,275
Naples Towne Centre......................  Naples, FL           Community Center      1983/NA            104,577    21,000
Pelican Plaza............................  Sarasota, FL         Community Center      1997/NA                       35,768
Rivertowne Square(6).....................  Deerfield Beach, FL  Community Center      1998/NA                       70,948
Shoppes of Lakeland......................  Lakeland, FL         Power Center          1996/NA                      200,792
Southbay Fashion Center..................  Osprey, FL           Community Center      1998/NA                       31,700
Sunshine Plaza...........................  Tamarac, FL          Community Center      1991/1998                    156,052
Village Lakes Shopping Center............  Land O' Lakes, FL    Community Center      1997/NA                      125,141
GEORGIA
Conyers Crossing.........................  Conyers, GA          Community Center      1998/NA                      138,915
Holcomb Center...........................  Alpharetta, GA       Community Center      1996/NA                       39,668
Indian Hills.............................  Calhoun, GA          Community Center      1997/NA                       97,930
Mays Crossing............................  Stockbridge, GA      Community Center      1997/1986                    100,183
MARYLAND
Crofton Plaza............................  Crofton, MD          Community Center      1991/NA                      181,039

                                                                                                        % OF
                                                                                                       TOTAL
                                                                                           COMPANY    COMPANY
                                                                                 % OF       OWNED      OWNED
                                            COMPANY      TOTAL        TOTAL      TOTAL       GLA        GLA
                                             OWNED      SHOPPING     COMPANY    COMPANY    LEASED      LEASED
                                            TENANT       CENTER       OWNED      OWNED      AS OF      AS OF
                PROPERTY                      GLA         GLA          GLA        GLA     12/31/00    12/31/00
                --------                    -------     --------     -------    -------   --------    --------
ALABAMA
Athens Town Center.......................    80,815       209,562    209,562       2.1%    183,891      87.8%

Cox Creek Plaza..........................    39,800       132,701    132,701       1.3%    111,651      84.1%

FLORIDA
Crestview Corners........................    32,015       111,618    111,618       1.1%    106,818      95.7%

Lantana Plaza............................    76,022       116,297    116,297       1.1%     94,047      80.9%
Naples Towne Centre......................    23,152       148,729     44,152       0.4%     42,152      95.5%

Pelican Plaza............................    70,105       105,873    105,873       1.1%    102,538      96.8%
Rivertowne Square(6).....................    65,699       136,647    136,647       1.4%    127,200      93.1%

Shoppes of Lakeland......................    48,000       248,792    248,792       2.5%    240,792      96.8%

Southbay Fashion Center..................    64,990        96,690     96,690       1.0%     83,385      86.2%

Sunshine Plaza...........................    77,494       233,546    233,546       2.3%    176,578      75.6%

Village Lakes Shopping Center............    61,335       186,476    186,476       1.9%    186,476     100.0%

GEORGIA
Conyers Crossing.........................    31,560       170,475    170,475       1.7%    159,035      93.3%

Holcomb Center...........................    66,835       106,503    106,503       1.1%     94,309      88.6%
Indian Hills.............................    35,200       133,130    133,130       1.3%    127,530      95.8%

Mays Crossing............................    37,040       137,223    137,223       1.4%    127,623      93.0%

MARYLAND
Crofton Plaza............................    68,977       250,016    250,016       2.5%    236,016      94.4%


                PROPERTY                           ANCHORS
                --------                           -------
ALABAMA
Athens Town Center.......................  Bruno's Food World
                                           Wal-Mart(4)
Cox Creek Plaza..........................  Goody's
                                           Old Navy
                                           Toys 'R Us
FLORIDA
Crestview Corners........................  Fleming Foods
                                           Wal-Mart(4)
Lantana Plaza............................  Publix
Naples Towne Centre......................  Florida Food & Drug(1)
                                           Kmart(1)
Pelican Plaza............................  Linens 'N Things
Rivertowne Square(6).....................  Office Depot
                                           Winn-Dixie
Shoppes of Lakeland......................  Kmart(7)
                                           Montgomery Ward
                                           Service Merchandise
Southbay Fashion Center..................  Jacobson's
                                           Ethan Allen
                                           Eckerd Drugs
Sunshine Plaza...........................  Old Time Pottery
                                           Publix
Village Lakes Shopping Center............  Kash 'N Karry Food Store
                                           Wal-Mart
GEORGIA
Conyers Crossing.........................  Hobby Lobby
                                           Kmart
Holcomb Center...........................  A & P(5)
Indian Hills.............................  Ingles Grocery
                                           Wal-Mart(4)
Mays Crossing............................  Ingles Grocery(5)
                                           Wal-Mart(4)
MARYLAND
Crofton Plaza............................  Basic's Supermarket
                                           Kmart


                                                                                      YEAR OPENED OR
                                                                                      ACQUIRED/YEAR                COMPANY
                                                                                        OF LATEST       ANCHOR      OWNED
                                                                                      RENOVATION OR      OWNED     ANCHOR
                PROPERTY                   LOCATION               TYPE OF PROPERTY     EXPANSION[3]       GLA        GLA
                --------                   --------               ----------------    --------------    ------     -------
MICHIGAN
Auburn Mile..............................  Auburn Hills, MI     Power Center          2000/NA             45,520   532,159
Clinton Valley Mall......................  Sterling Heights,    Community Center      1979/1999                     73,861
                                           MI
Clinton Valley Strip.....................  Sterling Heights,    Community Center      1979/NA             50,000         0
                                           MI
Eastridge Commons........................  Flint, MI            Community Center      1990/1997          101,909   124,203
Edgewood Towne Center....................  Lansing, MI          Power Center          1990/1992          209,272    23,524
Ferndale Plaza...........................  Ferndale, MI         Community Center      1984/NA                            0
Fraser Shopping Center...................  Fraser, MI           Community Center      1983/NA                       52,784
Jackson Crossing.........................  Jackson, MI          Regional Mall         1990/2000          254,243   171,037
Jackson West.............................  Jackson, MI          Community Center      1996/1999                    194,484
Kentwood Towne Center(2).................  Kentwood, MI         Power Center          1989/NA            101,909   122,390
Lake Orion Plaza.........................  Lake Orion, MI       Community Center      1977/NA                      114,574
Madison Center...........................  Madison Heights, MI  Community Center      1997/2000                    167,830
New Towne Plaza..........................  Canton, MI           Community Center      1976/1998                     91,122
Oakbrook Square..........................  Flint, MI            Community Center      1989/NA                       57,160
Roseville Plaza..........................  Roseville, MI        Community Center      1983/1994                    211,166
Southfield Plaza.........................  Southfield, MI       Community Center      1983/1999                    128,358
Southfield Plaza Expansion(2)............  Southfield, MI       Community Center      1985/NA                            0
Taylor Plaza.............................  Taylor, MI           Single Tenant Retail  1996/NA                      122,374
Tel-Twelve Mall..........................  Southfield, MI       Regional Mall         1983/1997                    463,014
West Oaks I..............................  Novi, MI             Power Center          1981/1998                    226,839
West Oaks II.............................  Novi, MI             Power Center          1987/2000          220,097    90,753

                                                                                                        % OF
                                                                                                       TOTAL
                                                                                           COMPANY    COMPANY
                                                                                 % OF       OWNED      OWNED
                                            COMPANY      TOTAL        TOTAL      TOTAL       GLA        GLA
                                             OWNED      SHOPPING     COMPANY    COMPANY    LEASED      LEASED
                                            TENANT       CENTER       OWNED      OWNED      AS OF      AS OF
                PROPERTY                      GLA         GLA          GLA        GLA     12/31/00    12/31/00
                --------                    -------     --------     -------    -------   --------    --------
MICHIGAN
Auburn Mile..............................     3,314       580,993    535,473       5.3%    535,473       100%

Clinton Valley Mall......................    79,337       153,198    153,198       1.5%     74,448      48.6%

Clinton Valley Strip.....................    44,360        94,360     44,360       0.4%     40,730      91.8%

Eastridge Commons........................    45,637       271,749    169,840       1.7%    166,725      98.2%

Edgewood Towne Center....................    66,193       298,989     89,717       0.9%     89,717     100.0%

Ferndale Plaza...........................    30,916        30,916     30,916       0.3%     27,431      88.7%
Fraser Shopping Center...................    23,915        76,699     76,699       0.8%     71,735      93.5%

Jackson Crossing.........................   214,600       639,880    385,637       3.8%    359,578      93.2%

Jackson West.............................    15,837       210,321    210,321       2.1%    210,321     100.0%

Kentwood Towne Center(2).................    61,265       285,564    183,655       1.8%    181,655      98.9%

Lake Orion Plaza.........................    14,878       129,452    129,452       1.3%    129,452     100.0%

Madison Center...........................    58,908       226,738    226,738       2.3%    217,588      96.0%

New Towne Plaza..........................    80,668       171,790    171,790       1.7%    169,290      98.5%
Oakbrook Square..........................    83,057       140,217    140,217       1.4%    127,242      90.7%

Roseville Plaza..........................    87,945       299,111    299,111       3.0%    280,883      93.9%

Southfield Plaza.........................    37,660       166,018    166,018       1.7%    152,113      91.6%

Southfield Plaza Expansion(2)............    19,400        19,400     19,400       0.2%     17,600      90.7%
Taylor Plaza.............................         0       122,374    122,374       1.2%    122,374     100.0%
Tel-Twelve Mall..........................   180,127       643,141    643,141       6.4%    565,430      87.9%

West Oaks I..............................    15,324       242,163    242,163       2.4%    242,163     100.0%

West Oaks II.............................    77,201       388,051    167,954       1.7%    165,704      98.7%


                PROPERTY                           ANCHORS
                --------                           -------
MICHIGAN
Auburn Mile..............................  Best Buy(1)
                                           Costco
                                           Jo-Ann Etc.
                                           Meijer
                                           Target
Clinton Valley Mall......................  Office Depot

Clinton Valley Strip.....................  Service Merchandise(1)

Eastridge Commons........................  Farmer Jack
                                           Staples
                                           Target(1)
                                           TJ Maxx
Edgewood Towne Center....................  OfficeMax
                                           Sam's Club(1)
                                           Target(1)
Ferndale Plaza...........................  Old Navy
Fraser Shopping Center...................  Oakridge Market
                                           Rite-Aid
Jackson Crossing.........................  Best Buy
                                           Kohl's Department Store
                                           Sears(1)
                                           Target(1)
                                           Toys 'R Us
Jackson West.............................  Circuit City
                                           Lowe's
                                           OfficeMax
                                           Michaels
Kentwood Towne Center(2).................  Kmart(7)
                                           OfficeMax
                                           Target(1)
Lake Orion Plaza.........................  Farmer Jack (A&P)
                                           Kmart
Madison Center...........................  Dunham's
                                           Kmart
New Towne Plaza..........................  Kohl's Department Store
Oakbrook Square..........................  Kids 'R Us
                                           TJ Maxx
Roseville Plaza..........................  Marshall's
                                           Service Merchandise
                                           Wal-Mart
Southfield Plaza.........................  Burlington Coat Factory
                                           Marshall's
                                           F & M Drugs
Southfield Plaza Expansion(2)............  None
Taylor Plaza.............................  Kmart
Tel-Twelve Mall..........................  Circuit City
                                           Kmart
                                           Media Play
                                           Montgomery Ward
                                           Office Depot
West Oaks I..............................  Circuit City
                                           Designer Shoe Warehouse
                                           Kmart (land lease)(1)
                                           OfficeMax
                                           Service Merchandise
West Oaks II.............................  Kmart(7)
                                           Kids 'R Us(1)
                                           Kohl's Department
                                           Store(1)
                                           Marshall's
                                           JoAnne etc.
                                           Toys 'R Us(1)


                                                                                      YEAR OPENED OR
                                                                                      ACQUIRED/YEAR                COMPANY
                                                                                        OF LATEST       ANCHOR      OWNED
                                                                                      RENOVATION OR      OWNED     ANCHOR
                PROPERTY                   LOCATION               TYPE OF PROPERTY     EXPANSION[3]       GLA        GLA
                --------                   --------               ----------------    --------------    ------     -------
White Lake MarketPlace(8)................  White Lake, MI       Community Center      1999               129,642   189,107
NEW JERSEY
Chester Springs(6).......................  Chester, NJ          Community Center      1994/1999                     81,760
NORTH CAROLINA
Hickory Corners..........................  Hickory, NC          Community Center      1997/1999                    118,402
Holly Springs Plaza......................  Franklin, NC         Community Center      1997/1992                    124,484
Ridgeview Crossing.......................  Elkin, NC            Community Center      1997/1995                    168,659
OHIO
OfficeMax Center.........................  Toledo, OH           Single Tenant Retail  1994/NA                       22,930
Spring Meadows Place.....................  Holland, OH          Power Center          1987/1997          275,372    54,071
Troy Towne Center........................  Troy, OH             Community Center      1990/1996           90,921    85,000
SOUTH CAROLINA
Edgewood Square..........................  North Augusta, SC    Community Center      1997/1995                    207,829
Taylors Square...........................  Greenville, SC       Community Center      1997/1995                    209,724
TENNESSEE
Cumberland Gallery.......................  New Tazewell, TN     Community Center      1997/NA                       73,304
Highland Square..........................  Crossville, TN       Community Center      1997/NA                      131,126
Northwest Crossing.......................  Knoxville, TN        Community Center      1997/1995                    217,443
Northwest Crossing II....................  Knoxville, TN        Single Tenant         1999                          23,500
Stonegate Plaza..........................  Kingsport, TN        Community Center      1997/1993                    127,042
Tellico Plaza............................  Lenoir City, TN      Community Center      1997/NA                       94,805
VIRGINIA
Aquia Towne Center.......................  Stafford, VA         Community Center      1998/NA                       77,438

                                                                                                        % OF
                                                                                                       TOTAL
                                                                                           COMPANY    COMPANY
                                                                                 % OF       OWNED      OWNED
                                            COMPANY      TOTAL        TOTAL      TOTAL       GLA        GLA
                                             OWNED      SHOPPING     COMPANY    COMPANY    LEASED      LEASED
                                            TENANT       CENTER       OWNED      OWNED      AS OF      AS OF
                PROPERTY                      GLA         GLA          GLA        GLA     12/31/00    12/31/00
                --------                    -------     --------     -------    -------   --------    --------
White Lake MarketPlace(8)................    24,198       342,947    213,305       2.1%    213,305     100.0%

NEW JERSEY
Chester Springs(6).......................   142,403       224,163    224,163       2.2%    222,337      99.2%

NORTH CAROLINA
Hickory Corners..........................    59,117       177,519    177,519       1.8%    177,519     100.0%

Holly Springs Plaza......................    31,100       155,584    155,584       1.5%    154,384      99.2%

Ridgeview Crossing.......................    42,865       211,524    211,524       2.1%    211,524     100.0%

OHIO
OfficeMax Center.........................         0        22,930     22,930       0.2%     22,930     100.0%
Spring Meadows Place.....................   144,420       473,863    198,491       2.0%    161,129      81.2%

Troy Towne Center........................    69,437       245,358    154,437       1.5%    129,237      83.7%

SOUTH CAROLINA
Edgewood Square..........................    20,375       228,204    228,204       2.3%    222,029      97.3%

Taylors Square...........................    33,760       243,484    243,484       2.4%    205,384      84.4%

TENNESSEE
Cumberland Gallery.......................    24,851        98,155     98,155       1.0%     96,955      98.8%

Highland Square..........................    40,420       171,546    171,546       1.7%    160,526      93.6%

Northwest Crossing.......................    43,264       260,707    260,707       2.6%    259,207      99.4%

Northwest Crossing II....................         0        23,500     23,500       0.2%     23,500     100.0%
Stonegate Plaza..........................    11,448       138,490    138,490       1.4%    138,490     100.0%

Tellico Plaza............................    19,387       114,192    114,192       1.1%    114,192     100.0%

VIRGINIA
Aquia Towne Center.......................   162,604       240,042    240,042       2.4%    227,842      94.9%


                PROPERTY                           ANCHORS
                --------                           -------
White Lake MarketPlace(8)................  Home Depot
                                           Farmer Jack
                                           OfficeMax
                                           Wal-Mart(1)
NEW JERSEY
Chester Springs(6).......................  Shop-Rite Supermarket
                                           Staples
NORTH CAROLINA
Hickory Corners..........................  Food Lion Grocery
                                           OfficeMax
                                           Wal-Mart(4)
Holly Springs Plaza......................  Ingles Grocery
                                           Wal-Mart
Ridgeview Crossing.......................  Belk Department Store
                                           Ingles Grocery
                                           Wal-Mart
OHIO
OfficeMax Center.........................  OfficeMax
Spring Meadows Place.....................  Dick's Sporting Goods(1)
                                           Kroger(1)
                                           OfficeMax
                                           Service Merchandise(1)
                                           Target(1)
                                           TJ Maxx
Troy Towne Center........................  County Market(5)
                                           Sears Hardware
                                           Wal-Mart(1)
SOUTH CAROLINA
Edgewood Square..........................  Bi-Lo Grocery
                                           Goody's Family Clothing
                                           Wal-Mart
Taylors Square...........................  Wal-Mart
                                           Tags(5)
TENNESSEE
Cumberland Gallery.......................  Ingles Grocery
                                           Wal-Mart
Highland Square..........................  Kroger
                                           Wal-Mart(4)
Northwest Crossing.......................  Goody's Family Clothing
                                           Ingles Grocery
                                           Wal-Mart
Northwest Crossing II....................  OfficeMax
Stonegate Plaza..........................  Food Lion Grocery
                                           Wal-Mart
Tellico Plaza............................  Bi-Lo Grocery
                                           Wal-Mart(4)
VIRGINIA
Aquia Towne Center.......................  Big Lots
                                           Shoppers Food Warehouse


                                                                                      YEAR OPENED OR
                                                                                      ACQUIRED/YEAR                COMPANY
                                                                                        OF LATEST       ANCHOR      OWNED
                                                                                      RENOVATION OR      OWNED     ANCHOR
                PROPERTY                   LOCATION               TYPE OF PROPERTY     EXPANSION[3]       GLA        GLA
                --------                   --------               ----------------    --------------    ------     -------
WISCONSIN
East Town Plaza(6).......................  Madison, WI          Community Center      1992/1999          132,995   144,685
West Allis Town Centre...................  West Allis, WI       Community Center      1987/NA                      216,474
                                                                                                       ---------  ---------
       Total.............................                                                              1,716,457  6,876,077
                                                                                                       =========  =========

                                                                                                        % OF
                                                                                                       TOTAL
                                                                                           COMPANY    COMPANY
                                                                                 % OF       OWNED      OWNED
                                            COMPANY      TOTAL        TOTAL      TOTAL       GLA        GLA
                                             OWNED      SHOPPING     COMPANY    COMPANY    LEASED      LEASED
                                            TENANT       CENTER       OWNED      OWNED      AS OF      AS OF
                PROPERTY                      GLA         GLA          GLA        GLA     12/31/00    12/31/00
                --------                    -------     --------     -------    -------   --------    --------
WISCONSIN
East Town Plaza(6).......................    64,274       341,954    208,959       2.1%    199,509      95.5%
West Allis Town Centre...................   112,980       329,454    329,454       3.3%    325,454      98.8%
                                           ---------   ----------   ---------    -----    ---------    -----
       Total.............................  3,166,484   11,759,018   10,042,561   100.0%   9,413,146     93.7%
                                           =========   ==========   =========    =====    =========    =====


                PROPERTY                           ANCHORS
                --------                           -------
WISCONSIN
East Town Plaza(6).......................  Borders
                                           Burlington
                                           Jo-Ann
                                           Marshalls
                                           Shopco(1)
                                           Toys 'R Us(1)
West Allis Town Centre...................  Kmart(7)
                                           Kmart
                                           Kohl's
                                           Supermarket/(A&P)(5)
       Total.............................

-------------------------
(1) Anchor-owned store
(2) 50% general partner interest
(3) Represents year opened or acquired/year of latest renovation or expansion by either the Company or the former Ramco Group, as applicable.
(4) Wal-Mart currently is not occupying its leased premises in this shopping center but remains obligated to pay under the terms of the respective lease agreement.
(5) Tenant closed -- lease obligated
(6) 25% joint interest
(7) Builder's Square leases which are guaranteed by Kmart
(8) This property was sold to a third party, subsequent to December 31, 2000

TENANT INFORMATION

     The following table sets forth, as of December 31, 2000, information regarding space leased to tenants which in each case, individually account for more than 2% of total annualized base rental revenue from the Company's properties.

                                                                          % OF                      % OF TOTAL
                                             TOTAL      ANNUALIZED     ANNUALIZED     AGGREGATE      COMPANY
                                           NUMBER OF    BASE RENTAL    BASE RENTAL    GLA LEASED      OWNED
                TENANT                      STORES      REVENUE(1)       REVENUE      BY TENANT        GLA
                ------                     ---------    -----------    -----------    ----------    ----------
Wal-Mart...............................       16        $6,093,288         9.19%      1,467,930       14.62%
Kmart..................................       11         4,274,075         6.45%      1,083,846       10.79%
OfficeMax..............................        9         2,295,359         3.46%        208,811        2.08%
A&P/Farmer Jack........................        5         2,292,051         3.46%        246,141        2.45%
JoAnn Fabric...........................        6         1,430,021         2.16%        153,780        1.53%
Circuit City...........................        3         1,418,639         2.14%        100,439        1.00%
TJ Maxx/Marshalls......................        7         1,335,543         2.02%        199,406        1.99%

-------------------------

(1) "Annualized Base Rental Revenue" is equal to December 2000 base rental revenue multiplied by 12.

     Approximately 506,000 square feet of GLA at seven of the Company's shopping centers is leased to Wal-Mart, but not currently occupied by Wal-Mart, although Wal-Mart remains obligated under the respective lease agreements. The leases for the seven Wal-Mart properties expire between 2004 and 2009. Wal-Mart has entered into various subleases, with sub-tenants currently occupying approximately 365,000 of the 506,000 square feet of GLA.

     On December 28, 2000, Montgomery Ward ("Wards"), a tenant at two of the Company's properties, Tel-Twelve Mall and Shoppes of Lakeland, filed for protection under Chapter 11 of the Bankruptcy Code. Wards has announced that it will liquidate all assets including the disposition of their leasehold interests. This liquidation may result in an alternative tenant assuming the obligations of the lease and operating in lieu of Wards. On an annual basis, Wards pays approximately $840,000 in base rent and operating and real estate tax expense reimbursement for the two properties.

     The following table sets forth the total GLA leased to anchors, retail tenants, and available space, in the aggregate, of the Company's properties as of December 31, 2000:

                                               ANNUALIZED     % OF ANNUALIZED    AGGREGATE     % OF TOTAL
                                               BASE RENTAL      BASE RENTAL      GLA LEASED     COMPANY
              TYPE OF TENANT                   REVENUE(1)         REVENUE        BY TENANT     OWNED GLA
              --------------                   -----------    ---------------    ----------    ----------
Anchor.....................................    $36,691,694          55.4%         6,692,608       66.6%
Retail (non-anchor)........................     29,586,242          44.6%         2,720,538       27.1%
Available..................................             --            --            629,415        6.3%
                                               -----------         -----         ----------      -----
          Total............................    $66,277,936         100.0%        10,042,561      100.0%
                                               ===========         =====         ==========      =====

-------------------------

(1) "Annualized Base Rental Revenue" is equal to December 2000 base rental revenue multiplied by 12.

     The following table sets forth as of December 31, 2000, the total GLA leased to national, regional and local tenants, in the aggregate, of the Company's properties.

                                                ANNUALIZED     % OF ANNUALIZED    AGGREGATE     % OF TOTAL
                                                BASE RENTAL      BASE RENTAL      GLA LEASED     COMPANY
               TYPE OF TENANT                   REVENUE(1)         REVENUE        BY TENANT     OWNED GLA
               --------------                   -----------    ---------------    ----------    ----------
National....................................    $44,589,628          67.3%        6,616,939        70.3%
Local.......................................     13,857,482          20.9%        1,463,783        15.6%
Regional....................................      7,830,825          11.8%        1,332.425        14.1%
                                                -----------         -----         ---------       -----
          Total.............................    $66,277,936         100.0%        9,413,146       100.0%
                                                ===========         =====         =========       =====

-------------------------

(1) "Annualized Base Rental Revenue" is equal to December 2000 base rental revenue multiplied by 12.

     The following table sets forth lease expirations for the next five years at the Company's properties assuming that no renewal options are exercised.

                                                                                   % OF
                                                                                ANNUALIZED                            % OF TOTAL
                                   AVERAGE BASE           ANNUALIZED           BASE RENTAL             LEASED           COMPANY
                                RENTAL REVENUE PER       BASE RENTAL          REVENUE AS OF           COMPANY          OWNED GLA
                     NO. OF       SQ. FT. AS OF         REVENUE AS OF            12/31/00            OWNED GLA        REPRESENTED
     LEASE           LEASES       12/31/00 UNDER        12/31/00 UNDER        REPRESENTED BY          EXPIRING        BY EXPIRING
   EXPIRATION       EXPIRING     EXPIRING LEASES      EXPIRING LEASES(1)     EXPIRING LEASES      (IN SQUARE FEET)      LEASES
   ----------       --------    ------------------    ------------------     ---------------      ----------------    -----------
2001............      100             $ 6.68              $2,969,735             4.5%                 444,320          4.7%
2002............      145             $10.49              $4,695,452             7.1%                 447,720          4.8%
2003............      160             $10.16              $6,499,794             9.8%                 639,790          6.8%
2004............      141             $ 7.65              $6,442,229             9.7%                 842,287          9.0%
2005............      108             $ 8.71              $6,724,999            10.2%                 771,905          8.2%

-------------------------

(1) "Annualized Base Rental Revenue" is equal to December 2000 base rental revenue multiplied by 12.

ITEM 3. LEGAL PROCEEDINGS

     There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business against or involving the Company or its properties.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 2000, no matters were submitted for a vote of stockholders of the Company.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     MARKET INFORMATION -- The Company's Common Shares are listed and traded on the New York Stock Exchange ("NYSE") under the symbol "RPT".

     The following table shows high and low closing prices per share for each quarter in 1999 and 2000.

                                                                  SHARE PRICE
                                                               ------------------
                       QUARTER ENDED                            HIGH        LOW
                       -------------                            ----        ---
March 31, 1999.............................................    $16.313    $14.438
June 30, 1999..............................................     16.875     15.312
September 30, 1999.........................................     16.625     14.500
December 31, 1999..........................................     14.875     11.875
March 31, 2000.............................................    $14.875    $12.375
June 30, 2000..............................................     15.875     13.500
September 30, 2000.........................................     15.562     13.875
December 31, 2000..........................................     14.750     12.937

     HOLDERS -- The number of holders of record of the Company's Common Shares was 2,265 as of February 28, 2001.

     DIVIDENDS -- Under the Code, a REIT must meet certain requirements, including a requirement that it distribute annually to its shareholders at least 95 percent of its taxable income. Dividend distributions per common share for the years ended December 31, 2000 and 1999, are summarized as follows.

     The Company declared the following cash distributions per share to common shareholders for the year ended December 31, 1999:

                                                        DIVIDEND
                   RECORD DATE                        DISTRIBUTION      PAYMENT DATE
                   -----------                        ------------      ------------
March 31, 1999....................................        $.42          April 20, 1999
June 30, 1999.....................................        $.42           July 20, 1999
September 30, 1999................................        $.42        October 19, 1999
December 31, 1999.................................        $.42        January 18, 2000

     The Company declared the following cash distributions per share to common shareholders for the year ended December 31, 2000:

                                                        DIVIDEND
                   RECORD DATE                        DISTRIBUTION      PAYMENT DATE
                   -----------                        ------------      ------------
March 31, 2000....................................        $.42          April 18, 2000
June 30, 2000.....................................        $.42           July 18, 2000
September 30, 2000................................        $.42        October 17, 2000
December 31, 2000.................................        $.42        January 16, 2001

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

     In December 1999, the Board of Trustees approved the repurchase, at management's discretion, of up to $10,000,000 of the Company's common stock. The program allows the Company to repurchase its common stock from time to time in the open market and/or in negotiated transactions. As of December 31, 2000, the Company purchased and retired 89,100 shares of the Company's common stock under this program at a cost of $1,246,000.

ITEM 6. SELECTED FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE DATA AND NUMBER OF PROPERTIES)

     The following table sets forth selected consolidated financial data for the Company and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.

                                                              YEAR ENDED DECEMBER 31,
                                               -----------------------------------------------------
                                                 2000       1999       1998       1997      1996(1)
                                                 ----       ----       ----       ----      -------
OPERATING DATA:
  Revenues:
     Rental revenues.........................  $ 85,857   $ 83,302   $ 75,997   $  58,492   $ 37,598
     Gain on sales of real estate............     3,795        974         --          --         --
     Interest and other income...............     2,675        997        758         752      2,915
                                               --------   --------   --------   ---------   --------
          Total Revenues.....................    92,327     85,273     76,755      59,244     40,513
                                               --------   --------   --------   ---------   --------
  Expenses:
     Real estate taxes.......................     9,449      7,810      7,354       6,230      4,643
     Recoverable operating expenses..........    15,104     14,391     12,763      11,462      8,230
     Depreciation and amortization...........    15,274     13,311     12,189       8,216      4,798
     Other operating.........................     1,460      1,418      1,092       1,130        910
     General and administrative..............     5,520      5,964      5,548       4,597      4,564
     Interest expense........................    27,756     25,421     25,396      14,753      6,725
     Spin-off and other expenses.............        --         --         --          --      7,976
                                               --------   --------   --------   ---------   --------
          Total Expenses.....................    74,563     68,315     64,342      46,388     37,846
                                               --------   --------   --------   ---------   --------
Operating Income.............................    17,764     16,958     12,413      12,856      2,667
Earnings (Loss) from Unconsolidated
  Entities...................................       198       (204)      (304)       (314)      (216)
                                               --------   --------   --------   ---------   --------
Income Before Minority Interest..............    17,962     16,754     12,109      12,542      2,451
Minority Interest............................     4,942      4,915      3,451       3,344      2,159
                                               --------   --------   --------   ---------   --------
          Net income before cumulative effect
            of change in accounting
            principle........................    13,020     11,839      8,658       9,198        292
Cumulative effect of change in accounting
  principle..................................    (1,264)        --         --          --         --
                                               --------   --------   --------   ---------   --------
          Net Income.........................  $ 11,756   $ 11,839   $  8,658   $   9,198   $    292
                                               ========   ========   ========   =========   ========
Net Income Available to Common
  Shareholders...............................  $  8,396   $  8,432   $  7,044   $   8,920   $    292
                                               ========   ========   ========   =========   ========
Basic and diluted earnings per share before
  cumulative effect of change in accounting
  principle:
  Basic......................................     $1.34      $1.17      $0.99       $1.25      $0.04
                                               ========   ========   ========   =========   ========
  Diluted....................................     $1.34      $1.17      $0.98       $1.25      $0.04
                                               ========   ========   ========   =========   ========
Basic and diluted earnings per share after
  cumulative effect of change in accounting
  principle:
  Basic......................................     $1.17      $1.17      $0.99       $1.25      $0.04
                                               ========   ========   ========   =========   ========
  Diluted....................................     $1.17      $1.17      $0.98       $1.25      $0.04
                                               ========   ========   ========   =========   ========
Weighted average shares outstanding:
  Basic......................................     7,186      7,218      7,133       7,123      7,123
                                               ========   ========   ========   =========   ========
  Diluted....................................     7,187      7,218      7,165       7,148      7,123
                                               ========   ========   ========   =========   ========
Pro Forma(2)
Pro forma amount assuming the change in
  accounting method for percentage rent
  revenue is applied retroactively:
Net Income (Loss)............................   $11,756    $11,656     $8,546      $8,907       $(39)
                                               ========   ========   ========   =========   ========
  Basic earnings (loss) per share............     $1.17      $1.14      $0.97       $1.25     $(0.01)
                                               ========   ========   ========   =========   ========
  Diluted earnings (loss) per share..........     $1.17      $1.14      $0.97       $1.25     $(0.01)
                                               ========   ========   ========   =========   ========

                                                              YEAR ENDED DECEMBER 31,
                                               -----------------------------------------------------
                                                 2000       1999       1998       1997      1996(1)
                                                 ----       ----       ----       ----      -------
OTHER DATA
  Funds from Operations -- Basic(3)..........  $ 26,766   $ 25,461   $ 22,716   $  20,500   $ 15,225
  Cash flows provided by (used in):
     Operating activities....................    17,126     23,954     16,794      17,026     15,495
     Investing activities....................   (12,779)   (10,703)   (38,280)   (153,183)    18,976
     Financing activities....................    (7,152)   (12,057)    21,003     137,649    (42,397)
  Number of Properties at Year End...........        56         54         54          50         32
  Company Owned GLA..........................    10,043      9,213      9,029       8,372      5,297
  Cash Distributions Declared Per Share......     $1.68      $1.68      $1.68       $1.68      $1.44
BALANCE SHEET DATA
  Cash and cash equivalents..................  $  2,939   $  5,744   $ 4 ,550   $   5,033   $  3,541
  Interest and accounts receivable...........    15,954     12,791      9,864       6,035      3,901
  Investment in real estate (before
     accumulated depreciation)...............   557,995    542,955    535,980     473,213    314,854
  Total Assets...............................   560,284    550,506    544,404     484,682    323,627
  Mortgages and notes payable................   354,008    337,552    328,248     295,618    143,410
  Total Liabilities..........................   374,439    358,662    348,727     314,436    159,056
  Minority interest..........................    47,301     48,396     48,535      42,282     44,706
  Shareholders' equity.......................   138,544    143,448    147,142     127,964    119,865

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

(2) In 2000, the Company changed its method of accounting for percentage rental revenue in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." See Note 9 in the accompanying financial statements.

(3) Management generally considers Funds From Operations ("FFO") to be one measure of financial performance of an equity REIT. The Company has adopted the most recent National Association of Real Estate Investment Trusts ("NAREIT") definition of FFO, which was amended effective January 1, 2000. Under the definition, FFO represents income (loss) before minority interest, excluding "extraordinary" items, as defined under accounting principles, gains (losses) on sale of property, plus real estate related depreciation and amortization (excluding amortization of financing costs), and after adjustment for unconsolidated partnerships and joint ventures. This clarification of the definition of FFO did not change amounts previously reported in 1999.

    FFO does not represent cash generated from operating activities in accordance with accounting principles generally accepted in the United States of America and should not be considered an alternative to net income as an indication of the Company's performance or to cash flows from operating activities as a measure of liquidity or the ability to pay distributions. Furthermore, while net income and cash generated from operating, investing and financing activities, determined in accordance with accounting principles generally accepted in the United States of America, consider capital expenditures which have been and will be incurred in the future, the calculations of FFO does not.

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

     This Form 10-K contains forward-looking statements with respect to the operation of certain of the Company's properties. Management of the Company believes the expectations reflected in the forward-looking statements made in this document are based on reasonable assumptions. Certain factors could occur that might cause actual results to vary. These include general economic conditions, the strength of key industries in the cites in which the Company's properties are located, the performance of the Company's tenants at the Company's properties and elsewhere, and other factors discussed in the Company's report filed with the Securities and Exchange Commission. The forward-looking statements are identified by terminology such as "may," "will," "believe," "expect," "estimate," "anticipate," "continue" or similar terms. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those projected in the forward-looking statements.

OVERVIEW

     The results of operations depends primarily upon rental income. The Company's future success is dependent in part by its ability to maintain occupancy and increase rental rates.

     OCCUPANCY -- Occupancy in 2000 remained stable for the Company's overall portfolio with a breakdown by asset category as follows:

                                                                2000     1999
                                                                ----     ----
Enclosed regional malls.....................................     89.9%    89.8%
Power centers...............................................     97.0     97.0
Community centers...........................................     93.4     92.6
Single tenant retail properties.............................    100.0    100.0
Portfolio summary...........................................     93.7%    93.0%
                                                                =====    =====

     AVERAGE BASE RENTS -- Average base rents for the four portfolio categories at December 31 2000 and 1999 were as follows:

                                                                            PERCENTAGE
                                                          2000     1999      INCREASE
                                                          ----     ----     ----------
Enclosed regional malls...............................    $8.35    $8.11        3.0%
Power centers(1)......................................     7.25     8.43      (14.0)%
Community centers.....................................     6.88     6.81        1.0%
Single tenant retail properties.......................     4.41     4.41        0.0%
Portfolio summary.....................................    $7.04    $7.11       (1.0)%
                                                          =====    =====      =====

     LEASE RENEWALS -- The Company achieved the following in base rent for leases that were renewed during 2000:

                                          PER SQUARE     PER SQUARE    PERCENTAGE
                                           FOOT RENT     FOOT RENT      INCREASE
                                          PRIOR LEASE    NEW LEASE     (DECREASE)      GLA
                                          -----------    ----------    ----------      ---
Enclosed regional malls...............      $10.65         $11.77         10.5%       38,510
Power centers.........................       12.29          14.22         15.7%       42,092
Community centers.....................        7.25           7.99         10.2%      451,648

     NEW LEASES -- For new leases entered into during 2000, the Company achieved the following increases in base rent:

                                                             PER
                                        PER SQUARE         SQUARE      PERCENTAGE
                                         FOOT RENT        FOOT RENT     INCREASE
                                     PORTFOLIO AVERAGE    NEW LEASE    (DECREASE)      GLA
                                     -----------------    ---------    ----------      ---
Anchor(1)........................         $ 5.48           $ 3.98       (27.4)%      470,274
Non-anchor.......................          10.88            13.05        19.9%       245,839

                                                             PER
                                        PER SQUARE         SQUARE      PERCENTAGE
                                         FOOT RENT        FOOT RENT     INCREASE
                                     PORTFOLIO AVERAGE    NEW LEASE    (DECREASE)      GLA
                                     -----------------    ---------    ----------      ---
Enclosed regional malls..........          $8.35           $10.05        20.4%        41,709
Power centers(1).................           8.68             6.73       (22.5)%      181,827
Community centers................           6.69             6.98         4.3%       492,577

-------------------------
(1) New leases for Anchor Tenants includes three land leases that if excluded from the calculation, would have resulted in $9.18 per square foot rent for new leases entered into during 2000, or a 67.6% increase. If the one land lease at Auburn Mile were excluded from the calculation, power centers would have resulted in $19.03 per square foot for new leases entered into during 2000, or a 119.2% increase.

RESULT OF OPERATIONS (DOLLARS IN THOUSANDS)

Comparison of Year Ended December 31, 2000 to Year Ended December 31, 1999

     Total revenue increased 8.3% or $7,054 to $92,327 for the year ended December 31, 2000, compared to $85,273 for the year ended December 31, 1999. Of this increase, minimum rents increased by $449, or 0.8%, to $60,228 in 2000 from $59,779 in 1999. Recoveries from tenants increased $2,398 or 11.2% to $23,884 for the year ended December 31, 2000, compared to $21,486 for the year ended December 31, 1999.

     The sale of Chester Springs and Rivertowne Square in August 1999 to RPT/Invest, LLC and the disposition of Commack (Toys R Us) and Trinity Corners Shopping Center in December 1999 accounted for a reduction in minimum rent of $3,066 for the year ended December 31, 2000. Development projects at White Lake MarketPlace and Auburn Mile contributed $2,441 to minimum rent when compared to 1999. The balance of the increase in minimum rents is primarily attributable to five redevelopment projects completed during 2000.

     The increase in recoveries from tenants of $2,398 is primarily due to a higher level of recoverable operating expenses and real estate taxes associated with White Lake MarketPlace and Auburn Mile developments. The overall recovery ratio was 97.3% for the year ended December 31, 2000, compared to 96.8% for the year ended December 31, 1999.

     For the twelve months ended December 31, 2000, percentage rents decreased $292 to $1,745, compared to $2,037 for the twelve months ended December 31, 1999. This decrease is primarily the result of the Company's initiative to convert tenants to higher minimum rent, reducing the reliance on percentage rents as a potential source of revenue. Interest and other income increased $1,678, from $997 for the twelve months ended December 31, 1999 to $2,675. Lease termination fees were $1,001 greater in the twelve months ended December 31, 2000 when compared to the same period in 1999 and kiosk license income increased $255 for the period. Gain on sale of land options during the twelve months ended December 31, 2000, accounted for $238 of the increase.

     Gain on sales of real estate resulted from the sale of land parcels at Tel-Twelve Mall in April, 2000 and Roseville Plaza in December, 2000.

     Total expenses for the year ended December 31, 2000 increased 9.1%, or $6,248 to $74,563, compared to $68,315 for the year ended December 31, 1999. The increase was due to a $2,352 increase in operating expenses, including recoverable operating expenses and real estate taxes, a $1,963 increase in depreciation and amortization, a $42 increase in other operating expenses, a $2,335 increase in interest expense, and a $444 decrease in general and administrative expenses.

     Real estate taxes increased $1,639, or 21.0%, from $7,810 to $9,449 for the year ended December 31, 2000. White Lake MarketPlace and Auburn Mile development projects contributed $1,228 to the increase in real estate taxes when compared to 1999.

     Depreciation and amortization increased in 2000 by $1,963, or 14.7% to $15,274 from $13,311 in 1999. The increase is primarily due to the redevelopment projects completed during 2000 and amortization for current year additions of tenant improvements and leasing commissions. Depreciation and amortization for White Lake MarketPlace contributed $286 to the increase.

     General and administrative expenses were $5,520 in 2000 as compared to $5,964 in 1999, a decrease of $444, or 7.4%. The decrease is primarily attributable to a $249 gain on sale of real estate recognized by one of the Company's unconsolidated entities in 2000, and by increased leasing and developments fees earned by the unconsolidated entity, which reduced the Company's reimbursement obligation. As a percentage of total revenue, general and administrative expenses were 6.0% and 7.0% for the years ended December 31, 2000 and 1999, respectively.

     Interest expense increased $2,335, from $25,421 to $27,756 for the twelve months ended December 31, 2000. The 9.2% increase is the result of higher interest rates on variable rate debt for the twelve months ended December 31, 2000, increased borrowings on the Credit Facility and increased borrowings on the construction loans used to finance White Lake MarketPlace and the Auburn Mile developments.

     Earnings from unconsolidated entities increased $402, to $198 in 2000 from a loss of $204 in 1999. Improved operating results of the unconsolidated entities increased $208, from $257 in 1999 to $465 for the year ended December 31, 2000. In addition, depreciation and amortization expense arising from the Company's net basis in the unconsolidated entities' assets decreased by $194 for the year ended December 31, 2000.

     The increase in minority interest is the result of higher income before minority interest for the twelve months ended December 31, 2000 when compared to the twelve months ended December 31, 1999. Minority interest represents a 29.2% share of income before minority interest of the operating partnership for the twelve months ended December 31, 2000 and 29.0% for the twelve months ended December 31, 1999. The increase in minority interest percentage resulted from fewer common shares outstanding during the year ended December 31, 2000, as a result of the Company's stock repurchase program.

Comparison of Year Ended December 31, 1999 to Year Ended December 31, 1998

     Total revenue increased 11.1% or $8,518 to $85,273 for the year ended December 31, 1999, compared to $76,755 for the year ended December 31, 1998. Of this increase, minimum rents increased by $4,920, or 9.0%, to $59,779 in 1999 from $54,859 in 1998. Recoveries from tenants increased $1,886 or 9.6% to $21,486 for the year ended December 31, 1999, compared to $19,600 for the year ended December 31, 1998.

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

     Gain on sales of real estate resulted from the sale of two properties, Trinity Corners and a single tenant retail Toys "R" Us, in December 1999.

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

     Loss from unconsolidated entities decreased from $304 in 1998 to $204 in 1999 and is due in part to the impact of the RPT/Invest LLC joint venture included for part of 1999.

LIQUIDITY AND CAPITAL RESOURCES

     The Company generated $17,126 in cash flows from operating activities for the year ended December 31, 2000 and used $12,779 to fund investing activities. Development of three shopping centers and improvements to existing properties used $27,332 and additional investments in two joint ventures used $1,430 during the year ended December 31, 2000. Proceeds from the sale of real estate provided $5,431 during the year. Financing activities used $7,152 during the twelve months ended December 31, 2000. Borrowings on a mortgage loan provided $25,000, borrowings on the Credit Facility provided $13,130, net of repayments of $20,120, and borrowing on construction loans provided $3,931. Cash distributions to shareholders, holders of operating partnership units, and dividends paid to preferred shareholders amounted to $20,413.

     The Company's mortgages and notes payable amounted to $354,008 at December 31, 2000, with a weighted average interest rate of 8.3%. The debt consists of ten loans secured by various properties, plus two construction loans, one unsecured term loan and the Credit Facility, as described below. Nine of the mortgage loans amounting to $213,786 have maturities ranging from 2003 to 2008, monthly payments which include regularly scheduled amortization, and have fixed interest rates ranging between 6.83% to 8.81%. One of the mortgage loans, evidenced by tax free bonds, amounting to $6,800 secured by Oak Brook Square Shopping Center, matures in 2010, and carries a floating interest rate equal to 75% of the new issue long term Capital A rated utility bonds, plus interest to the lender sufficient to cause the lender's overall yield on its investment in the bonds to be equal to 200 basis points over their applicable LIBOR rate (7.95% at December 31, 2000).

     In August 2000, the Company entered into a $25,000 fixed rate mortgage loan with Lincoln National Life Insurance Company, secured by ten properties. The loan is an expansion of an existing mortgage facility that is due January 2006. The total amount of the obligation is approximately $110,000, with a blended interest rate of 8.3%. The Company used $20,000 of the proceeds to reduce the unsecured variable rate term loan and the remainder was used to pay for capital expenditures and other working capital requirements.

     The Company has a $18.5 million construction loan to finance the Auburn Mile shopping center development located in Auburn Hills, Michigan. The loan carries an interest rate of 200 basis points over LIBOR, an effective rate of 8.5% at December 31, 2000, and matures March 2001. At the Company's option, the loan can then be converted to a 2-year term loan. Approximately $18.0 million has been borrowed at December 31, 2000. It is the Company's intention to exercise its option to convert the construction loan to a two year term loan.

     The Company has a $14 million construction loan to finance the White Lake MarketPlace shopping center development. The loan carries an interest rate of 185 basis points over LIBOR, an effective rate of 8.5% at December 31, 2000 and matures January 2001. At the Company's option, the loan can then be converted to a 2-year term loan. Approximately $13.6 million was borrowed at December 31, 2000. Subsequent to December 31, 2000, White Lake MarketPlace property was sold. A portion of the sales proceeds was used to repay the construction loan. See
Note 15 in the accompanying financial statements.

     The Company renewed an unsecured term loan amounting to $25,000, maturing September 2003. This term loan bears interest between 325 and 450 basis points over LIBOR, depending on certain debt ratios (10.6% at December 31, 2000). The Company reduced this term loan by $20,000 from its former balance of $45,000, utilizing funds from the expansion of its fixed rate mortgage loan. Under terms of the loan agreement, the Company was required to make quarterly principal payments commencing December 2000.

     The Company renewed a $110,000 Credit Facility, of which $101,830 was outstanding as of December 31, 2000. This credit facility bears interest between
162.5 and 225 basis points over LIBOR depending on certain debt ratios (effective interest rate of 8.7% at December 31, 2000) and matures September 2003. The credit facility is secured by mortgages on various properties and contains financial covenants relating to liabilities-to-assets ratio, minimum operating coverage ratios and a minimum equity value. As of December 31, 2000, the Company was in compliance with the covenant terms.

     Outstanding letters of credit issued under the Credit Facility amounted to $399 at December 31, 2000.

     The Company used proceeds from the borrowings under the Credit Facility, mortgage loan and the construction loans to finance the development of the above-mentioned properties and to pay for other capital expenditures.

     In December 2000, the Company entered into an interest rate swap agreement that limited the Company's exposure to increases in interest rates on its floating rate debt. The notional amount of the agreement was $25,000. Based on rates currently in effect under the Company's Credit facility, the agreement provides for a fixed rate of 8.29% through December 2003. The Company is exposed to credit loss in the event of non-performance by the counter party to the interest rate swap agreement, however, the Company does not anticipate non-performance by the counter party. The Company will continue to evaluate the economic benefits of swap agreements as a method of managing its interest rate risks.

     After taking into account the impact of converting the variable rate debt into fixed rate debt by use of the interest rate swap agreement, at December 31, 2000, the Company's variable rate debt accounted for approximately $140,221 of outstanding debt with a weighted average interest rate of 9.0%. Variable rate debt accounted for approximately 39.6% of the Company's total debt and 27.5% of its total capitalization.

     Based on the debt and the market value of equity, the Company's debt to total market capitalization (debt plus market value equity) ratio was 69.4% at December 31, 2000.

     In April 2000, the Company contributed $1,287 to RPT/INVEST, LLC, an unconsolidated joint venture, in connection with the acquisition of East Town Plaza shopping center located in Madison, Wisconsin.

     On September 29, 2000, the Company assigned 90 percent of its interest in Rossford Development LLC to an unrelated party. Simultaneously, the Company invested $100 in the entity. The joint venture reimbursed the Company approximately $9,700 for advances paid for the acquisition of land and construction in progress related to the development of the Crossroads Center project, located in Rossford, Ohio.

     The properties in which Ramco-Gershenson Properties, L.P. (the "Operating Partnership"), owns an interest and which are accounted for on the equity method of accounting are subject to non-recourse mortgage indebtedness. At December 31, 2000, the pro rata share of non-recourse mortgage debt on the unconsolidated properties (accounted for on the equity method) was $15,798 with a weighted average interest rate of 8.8%.

     The Company's capital structure at December 31, 2000, includes property specific mortgages, two construction loans, the unsecured term loan, the Credit Facility, Series A Preferred Shares, Common Shares and a minority interest in the Operating Partnership. Currently, the minority interest in the Operating Partnership represents a 29.2% ownership in the Operating Partnership which may, under certain conditions, be exchanged for 2,944,977 Common Shares.

     As of December 31, 2000, Operating Partnership Units ("OP Units") issued are exchangeable for Common Shares of the Company on a one-for-one basis. The Company, as sole general partner of the Operating Partnership, has the option to settle exchanged OP Units in cash based on the current trading price of the Company's Common Shares. Assuming the exchange of all limited partnership interests in the Operating Partnership, there would be outstanding 10,074 common shares with a market value of approximately $130,331 at December 31, 2000 (based on the closing price of $12.938 per share on December 31, 2000).

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

     The Company anticipates that the combination of the availability under the Credit Facility, construction loan, the sale of existing properties, and potential new debt will satisfy its expected working capital requirements through at least the next 12 months. The Company anticipates adequate liquidity for the foreseeable future to fund future developments, expansions, repositionings, and to continue its currently planned capital programs, to repurchase up to $10 million of the Company's common stock and to make distributions to its shareholders in accordance with the Code's requirements applicable to REITs. Although the Company believes that the combination of factors discussed above will provide sufficient liquidity, no such assurance can be given.

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

SENSITIVITY ANALYSIS

     The Company has exposure to interest rate risk on its debt obligations. Based on the Company's debt and interest rates and the interest rate swap agreement in effect at December 31, 2000, a 0.25 percent increase in interest rates would decrease earnings and cash flows by approximately $350 and a 0.25 percent decrease in interest rates would increase earnings and cash flows by approximately $350.

FUNDS FROM OPERATIONS

     Management generally considers funds from operations ("FFO") to be one measure of financial performance of an equity REIT. FFO is presented to assist investors in analyzing the performance of the Company and to provide a relevant basis for comparison to other REITs.

     The Company has adopted the most recent National Association of Real Estate Investment Trusts ("NAREIT") definition of FFO, which was amended effective January 1, 2000. Under the NAREIT definition, FFO represents income before minority interest, excluding "extraordinary" items, as defined under generally accepted accounting principles, cumulative effects of accounting changes, gains on sales of property, plus real estate related depreciation and amortization (excluding amortization of financing costs), and after adjustments for unconsolidated partnerships and joint ventures. This clarification of the definition did not change amounts previously reported in 1999. Therefore, FFO does not represent cash generated from operating activities in accordance with accounting principles generally accepted in the United States of America and should not be considered an alternative to net income as an indication of the Company's performance or to cash flows from operating activities as a measure of liquidity or the ability to pay distributions. Furthermore, while net income and cash generated from operating, investing and financing activities, determined in accordance with accounting principles generally accepted in the United States of America, consider capital expenditures which have been and will be incurred in the future, the calculations of FFO does not.

     The following table illustrates the calculation of FFO for the years ended December 31, 2000 and 1999:

                                                                   ACTUAL
                                                              -----------------
                                                               2000      1999
                                                               ----      ----
Net Income..................................................  $11,756   $11,839
  Less: Gain on sale of property(1).........................   (3,420)   (1,225)
  Add: Depreciation and amortization........................   15,584    13,339
     Cumulative effect of change in accounting principle....    1,264        --
  Add: Minority interest in partnership.....................    4,942     4,915
                                                              -------   -------
Funds from operations -- diluted............................   30,126    28,868
  Less: Preferred share dividends...........................   (3,360)   (3,407)
                                                              -------   -------
Funds from operations -- basic..............................  $26,766   $25,461
                                                              =======   =======
Weighted average equivalent shares outstanding(2)
  Basic.....................................................   10,131    10,170
                                                              =======   =======
  Diluted...................................................   12,132    12,170
                                                              =======   =======
Supplemental disclosure:
  Straight-line rental income...............................  $ 3,383   $ 2,705
                                                              =======   =======
  Amortization of management contracts and covenants not to
     compete................................................  $   224   $   422
                                                              =======   =======

-------------------------
(1) Excludes $375 gain on sale of undepreciated land in 2000 and includes $251 gain on sale of property of an unconsolidated entity in 1999.

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

CAPITAL EXPENDITURES

     During 2000, the Company spent approximately $11,728 on revenue generating capital expenditures including tenant allowances, leasing commissions paid to third-party brokers, legal costs relative to lease documents, and capitalized leasing and construction costs. These types of costs generate a return through rents from tenants over the term of their leases. Revenue enhancing capital expenditures, including expansions, renovations or repositionings were approximately $14,734. Revenue neutral capital expenditures, such as roof and parking lot repairs, which are anticipated to be recovered from tenants, amounted to approximately $713.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, as amended, establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as either assets or liabilities in the balance sheet and measurement of those instruments at fair value. This statement is effective for the Company as of January 1, 2001. The accounting for change in the fair value of a derivative depends on the use of the derivative. The Company adopted SFAS 133 on January 1, 2001. The cumulative effect of adopting this standard will be a reduction of shareholder's equity in the amount of $348, all of which will be recorded as accumulated other comprehensive income within the Statement of Shareholders' Equity.

     On December 3, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition," which among other topics, establishes standards for when the lessor can recognize contingent rental income that is based on future specified targets within the lessor's fiscal year. The SAB concluded that contingent revenue should be recorded in the period in which the specified target that results in contingent rental income is achieved. The Company had previously recorded percentage rents throughout the year based on rent estimated to be due from the tenant.

     The Company has elected to adopt the provisions of SAB 101 as of April 1, 2000. The cumulative effect of such adoption was a reduction in percentage rental revenue retroactive to January 1, 2000, of approximately $1,264.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The information required by this Item is included in this report at Item 7 under the caption "Liquidity and Capital Resources".

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial Statements of Ramco-Gershenson Properties Trust and the Independent Auditors' Report thereon are filed pursuant to this Item 8 and are included in this report at Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Incorporated herein by reference to Ramco-Gershenson Properties Trust definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Annual Report on Form 10-K with respect to its Annual Meeting of Shareholders to be held on June 13, 2001.

ITEM 11. EXECUTIVE COMPENSATION

     Incorporated herein by reference to Ramco-Gershenson Properties Trust definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Annual Report on Form 10-K with respect to its Annual Meeting of Shareholders to be held on June 13, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated herein by reference to Ramco-Gershenson Properties Trust definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Annual Report on Form 10-K with respect to its Annual Meeting of Shareholders to be held on June 13, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Incorporated herein by reference to Ramco-Gershenson Properties Trust definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Annual Report on Form 10-K with respect to its Annual Meeting of Shareholders to be held on June 13, 2001.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

14(a)(1) Financial Statements of Ramco-Gershenson Properties Trust and the Independent Auditors' Report thereon are filed with this report:

     The following financial statements of Ramco-Gershenson Properties Trust and the Independent Auditors' Report thereon are filed with this report:

Independent Auditors' Report................................    F-1
Balance Sheets as of December 31, 2000 and 1999.............    F-2
Statements of Income for the years ended December 31, 2000,
  1999 and 1998.............................................    F-3
Statements of Shareholders' Equity for the years ended
  December 31, 2000, 1999 and 1998..........................    F-4
Statements of Cash Flows for the years ended December 31,
  2000, 1999 and 1998.......................................    F-5
Notes to Financial Statements...............................    F-6

14(a)(2) Financial Statement Schedules required by Item 14(d).

Schedule II -- Valuation and Qualifying Accounts............    F-20

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

10.33  Deed of Trust and Security Agreement dated as of February
       27, 1998 by A.T.C., L.L.C to Lawyers Title Insurance Company for the benefit of GMAC Commercial Mortgage Corporation relating to a $15,225,000 loan, incorporated by reference to
       Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1998.
10.34  Assignment and Assumption Agreement dated as of October 8,
       1998 among A.T.C., L.L.C., Ramco Virginia Properties,
       L.L.C., A.T. Center, Inc., Ramco-Gershenson Properties Trust and LaSalle National Bank, as trustee for the registered holders of GMAC Commercial Mortgage Securities, Inc.
       Mortgage Pass-Through Certificates, incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1998.
10.35 Exchange Rights Agreement dated as of September 4, 1998 between Ramco-Gershenson Properties Trust, and A.T.C.,
       L.L.C., incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended
       September 30, 1998.
10.36  Loan Agreement dated December 22, 1998 between
       Ramco-Gershenson Properties, L.P. and NBD Bank relating to a
       $14,000,000 loan, incorporated by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.
10.37 Construction Note dated as of December 22, 1998 in the principal face amount of $14,000,000 made by Ramco-Gershenson Properties, L.P. in favor of NBD Bank, incorporated by reference to Exhibit 10.47 to the Company's
       Annual Report on Form 10-K for the year ended December 31,
       1999.
10.38  Loan Agreement dated June 1, 1999 between Ramco-Gershenson
       Properties, L.P. and Bank One, incorporated by reference to
       Exhibit 10.48 to the Company's Quarterly Report on Form 10-Q for the Period ended June 30, 1999.
10.39  Limited Liability Company Agreement of RPT/INVEST LLC dated
       August 23, 1999, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the Period ended September 30, 1999.
10.40  Amended, Restated and Consolidated Mortgage dated August 25,
       2000 between Ramco-Gershenson Properties, L.P., (the
       "Operating Partnership"), and The Lincoln National Life
       Insurance Company, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the Period ended September 30, 2000.
10.41 Second Amendment to Mortgage dated August 25, 2000 made by the Operating Partnership in connection with the Operating
       Partnership's $25,000,000 borrowing arrangement, incorporated by reference to Exhibit 10.2 to the Company's
       Quarterly Report on Form 10-Q for the Period ended September
       30, 2000.
10.42  Form of Note dated August 25, 2000 made by the Operating
       Partnership, as Maker, in connection with the Operating
       Partnership's $25,000,000 borrowing arrangement, incorporated by reference to Exhibit 10.3 to the Company's
       Quarterly Report on Form 10-Q for the Period ended September
       30, 2000.
10.43 Third Amended and Restated Master Revolving Credit Agreement dated as of September 29, 2000 among the Operating
       Partnership, as Borrower, the Trust, as Guarantor and Fleet
       National Bank and the other Banks which may become parties to the loan agreement, and Fleet National Bank, as Agent, incorporated by reference to Exhibit 10.4 to the Company's
       Quarterly Report on Form 10-Q for the Period ended September
       30, 2000.
10.44  Form of Third Amended and Restated Note dated September 29,
       2000 made by the Operating Partnership, in connection with the Operating Partnership's $110,000,000 borrowing arrangement, incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the Period ended September 30, 2000.

10.45 First Amended and Restated Unsecured Term Loan Agreement dated September 29, 2000 among the Operating Partnership, as
       Borrower and Ramco-Gershenson Properties Trust, as
       Guarantor, and Fleet National Bank and other Banks which may become parties to this agreement, and Fleet National Bank, as Agent, incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the Period ended
       September 30, 2000.
10.46 Note dated September 29, 2000 in the principal amount of $25,000,000 made by the Operating Partnership, as Borrower, in favor of Fleet National Bank and other Banks, incorporated by reference to Exhibit 10.7 to the Company's
       Quarterly Report on Form 10-Q for the Period ended September
       30, 2000.
10.47 Form of Contract of Sale dated November 9, 2000 relating to the sale of White Lake MarketPlace made by the Company, as seller, and Pontiac Mall Limited Partnership, as the purchaser (transaction closed on January 29, 2001).
 21.1  Subsidiaries
 23.1  Consent of Deloitte & Touche LLP.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   Ramco-Gershenson Properties Trust

Dated: March 7, 2001                               By: /s/ JOEL D. GERSHENSON
                                                   -----------------------------------------------------
                                                       Joel D. Gershenson,
                                                       Chairman

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of registrant and in the capacities and on the dates indicated.

Dated: March 7, 2001                               By: /s/ JOEL D. GERSHENSON
                                                   -----------------------------------------------------
                                                       Joel D. Gershenson,
                                                       Trustee and Chairman

Dated: March 7, 2001                               By: /s/ DENNIS E. GERSHENSON
                                                   -----------------------------------------------------
                                                       Dennis E. Gershenson,
                                                       Trustee and President
                                                       (Principal Executive Officer)

Dated: March 7, 2001                               By: /s/ STEPHEN R. BLANK
                                                   -----------------------------------------------------
                                                       Stephen R. Blank,
                                                       Trustee

Dated: March 7, 2001                               By: /s/ ARTHUR H. GOLDBERG
                                                   -----------------------------------------------------
                                                       Arthur H. Goldberg,
                                                       Trustee

Dated: March 7, 2001                               By: /s/ ROBERT A. MEISTER
                                                   -----------------------------------------------------
                                                       Robert A. Meister,
                                                       Trustee

Dated: March 7, 2001                               By: /s/ JOEL M. PASHCOW
                                                   -----------------------------------------------------
                                                       Joel M. Pashcow,
                                                       Trustee

Dated: March 7, 2001                               By: /s/ MARK K. ROSENFELD
                                                   -----------------------------------------------------
                                                       Mark K. Rosenfeld,
                                                       Trustee

Dated: March 7, 20001                              By: /s/ SELWYN ISAKOW
                                                   -----------------------------------------------------
                                                       Selwyn Isakow,
                                                       Trustee

Dated: March 7, 2001                               By: /s/ RICHARD J. SMITH
                                                   -----------------------------------------------------
                                                       Richard J. Smith,
                                                       Chief Financial Officer

                               DELOITTE & TOUCHE

                          INDEPENDENT AUDITORS' REPORT

To the Board of Trustees of
Ramco-Gershenson Properties Trust:

     We have audited the accompanying consolidated balance sheets of Ramco-Gershenson Properties Trust and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ramco-Gershenson Properties Trust and subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
Detroit, Michigan
February 13, 2001

                       RAMCO-GERSHENSON PROPERTIES TRUST

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999

                                                                  2000        1999
                                                                  ----        ----
                                                                   (IN THOUSANDS)
ASSETS
Investment in real estate -- net............................    $509,629    $507,463
Cash and cash equivalents...................................       2,939       5,744
Accounts receivable -- net..................................      15,954      12,791
Equity investments in and advances to unconsolidated
  entities..................................................       9,337       7,642
Other assets -- net.........................................      22,425      16,866
                                                                --------    --------
     Total Assets...........................................    $560,284    $550,506
                                                                ========    ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgages and notes payable.................................    $354,008    $337,552
Distributions payable.......................................       5,076       5,127
Accounts payable and accrued expenses.......................      15,355      15,983
                                                                --------    --------
     Total Liabilities......................................     374,439     358,662
Minority Interest...........................................      47,301      48,396
Commitments and Contingencies...............................          --          --
SHAREHOLDERS' EQUITY
  Preferred Shares, par value $.01, 10,000 shares
     authorized; 1,400 Series A convertible shares issued
     and outstanding, liquidation values of $35,000.........      33,829      33,829
  Common Shares of Beneficial Interest, par value, $.01,
     30,000 shares authorized; 7,128 and 7,218 issued and
     outstanding, respectively..............................          71          72
  Additional paid-in capital................................     150,728     151,973
  Cumulative distributions in excess of net income..........     (46,084)    (42,426)
                                                                --------    --------
Total Shareholders' Equity..................................     138,544     143,448
                                                                --------    --------
     Total Liabilities and Shareholders' Equity.............    $560,284    $550,506
                                                                ========    ========

                See notes to consolidated financial statements.

                       RAMCO-GERSHENSON PROPERTIES TRUST

                       CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                 2000       1999       1998
                                                                 ----       ----       ----
                                                                    (IN THOUSANDS, EXCEPT
                                                                     PER SHARE AMOUNTS)
REVENUES
  Minimum rents.............................................    $60,228    $59,779    $54,859
  Percentage rents..........................................      1,745      2,037      1,538
  Recoveries from tenants...................................     23,884     21,486     19,600
  Gain on sale of real estate...............................      3,795        974         --
  Interest and other income.................................      2,675        997        758
                                                                -------    -------    -------
          Total Revenues....................................     92,327     85,273     76,755
                                                                -------    -------    -------
EXPENSES
  Real estate taxes.........................................      9,449      7,810      7,354
  Recoverable operating expenses............................     15,104     14,391     12,763
  Depreciation and amortization.............................     15,274     13,311     12,189
  Other operating...........................................      1,460      1,418      1,092
  General and administrative................................      5,520      5,964      5,548
  Interest expense..........................................     27,756     25,421     25,396
                                                                -------    -------    -------
          Total Expenses....................................     74,563     68,315     64,342
                                                                -------    -------    -------
Operating income............................................     17,764     16,958     12,413
Earnings (Loss) from unconsolidated entities................        198       (204)      (304)
                                                                -------    -------    -------
Income before minority interest.............................     17,962     16,754     12,109
Minority interest...........................................      4,942      4,915      3,451
                                                                -------    -------    -------
Net income before cumulative effect of change in accounting
  principle.................................................     13,020     11,839      8,658
Cumulative effect of change in accounting principle.........     (1,264)        --         --
                                                                -------    -------    -------
Net income..................................................     11,756     11,839      8,658
Preferred stock dividends...................................      3,360      3,407      1,614
                                                                -------    -------    -------
Net income available to common shareholders.................    $ 8,396    $ 8,432    $ 7,044
                                                                =======    =======    =======
Basic and diluted earnings per share before cumulative
  effect of change in accounting principle:
  Basic.....................................................      $1.34      $1.17      $0.99
                                                                =======    =======    =======
  Diluted...................................................      $1.34      $1.17      $0.98
                                                                =======    =======    =======
Basic and diluted earnings per share after cumulative effect of change in accounting principle:
  Basic.....................................................      $1.17      $1.17      $0.99
                                                                =======    =======    =======
  Diluted...................................................      $1.17      $1.17      $0.98
                                                                =======    =======    =======
Weighted average shares outstanding:
  Basic.....................................................      7,186      7,218      7,133
                                                                =======    =======    =======
  Diluted...................................................      7,187      7,218      7,165
                                                                =======    =======    =======

                See notes to consolidated financial statements.

                       RAMCO-GERSHENSON PROPERTIES TRUST

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                           COMMON      ADDITIONAL     CUMULATIVE         TOTAL
                                             PREFERRED      STOCK       PAID-IN       EARNINGS/      SHAREHOLDERS'
                                               STOCK      PAR VALUE     CAPITAL      DISTRIBUTION       EQUITY
                                             ---------    ---------    ----------    ------------    -------------
                                                             (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
BALANCE, JANUARY 1, 1998.................     $11,147        $71        $150,513       $(33,767)       $127,964
  Cash distributions declared............                                               (12,009)        (12,009)
  Conversion of Operating Partnership
     Units to Common Shares (95
     Shares).............................                      1           1,450                          1,451
  Stock options exercised................                                     10                             10
  Series A Preferred Shares issuance (933
     Shares).............................      22,682                                                    22,682
  Preferred Shares dividends declared....                                                (1,614)         (1,614)
  Net income.............................                                                 8,658           8,658
                                              -------        ---        --------       --------        --------
BALANCE, DECEMBER 31, 1998...............      33,829         72         151,973        (38,732)        147,142
  Cash distributions declared............                                               (12,126)        (12,126)
  Preferred Shares dividends declared....                                                (3,407)         (3,407)
  Net income.............................                                                11,839          11,839
                                              -------        ---        --------       --------        --------
BALANCE, DECEMBER 31, 1999...............      33,829         72         151,973        (42,426)        143,448
  Cash distributions declared............                                               (12,054)        (12,054)
  Preferred Shares dividends declared....                                                (3,360)         (3,360)
  Purchase and retirement of common
     shares..............................                     (1)         (1,245)                        (1,246)
  Net income.............................                                                11,756          11,756
                                              -------        ---        --------       --------        --------
BALANCE, DECEMBER 31, 2000...............     $33,829        $71        $150,728       $(46,084)       $138,544
                                              =======        ===        ========       ========        ========

                See notes to consolidated financial statements.

                       RAMCO-GERSHENSON PROPERTIES TRUST

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                  2000        1999        1998
                                                                  ----        ----        ----
                                                                         (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income................................................    $ 11,756    $ 11,839    $  8,658
  Adjustments to reconcile net income to net cash flows
    provided by operating activities:
    Depreciation and amortization...........................      15,274      13,311      12,189
    Amortization of deferred financing costs................         375         635       1,102
    Gain on sales of real estate............................      (3,795)       (974)         --
    (Earning) Loss from unconsolidated entities.............        (198)        204         304
    Minority Interest.......................................       4,942       4,915       3,451
    Changes in operating assets and liabilities:
      Interest and accounts receivable......................      (4,089)     (2,927)     (3,829)
      Other assets..........................................      (7,421)     (3,796)     (7,171)
      Accounts payable and accrued expenses.................         282         747       2,090
                                                                --------    --------    --------
Cash Flows Provided By Operating Activities.................      17,126      23,954      16,794
                                                                --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................     (27,332)    (43,178)    (38,501)
  Investment in unconsolidated entities.....................      (1,430)     (2,329)         --
  Proceeds from sale of real estate.........................       5,431      34,425          --
  Collection of note receivable from unconsolidated
    entity..................................................       9,326          --          --
  Payment from unconsolidated entities......................         924          92         115
  Distributions received from unconsolidated entities.......         302         287         106
                                                                --------    --------    --------
Cash Flows Used In Investing Activities.....................     (12,779)    (10,703)    (38,280)
                                                                --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions to shareholders........................     (12,091)    (12,126)    (11,970)
  Cash distributions to operating partnership unit
    holders.................................................      (4,948)     (5,227)     (4,414)
  Cash dividends paid on preferred shares...................      (3,374)     (3,253)     (1,186)
  Repayments on credit facility.............................     (20,120)    (34,388)     (7,400)
  Repayments of unsecured loan..............................     (20,000)         --          --
  Principal repayments on mortgage debt.....................      (5,605)     (3,179)     (4,829)
  Purchase and retirement of common shares..................      (1,246)         --          --
  Net proceeds from affiliated entities.....................          --          --      (1,325)
  Payments of deferred financing costs......................      (1,949)       (658)       (504)
  Purchase of operating partnership units...................          --         (97)         --
  Borrowings on Credit Facility.............................      33,250      25,100      29,689
  Borrowings on fixed rate mortgage.........................      25,000          --          --
  Borrowings on construction loans..........................       3,931      21,771          --
  Net proceeds from preferred shares........................          --          --      22,682
  Refund of deferred financing costs........................          --          --         250
  Proceeds from exercise of stock options...................          --          --          10
                                                                --------    --------    --------
Cash Flows (Used In) Provided By Financing Activities.......      (7,152)    (12,057)     21,003
                                                                --------    --------    --------
Net (Decrease) Increase in Cash and Cash Equivalents........      (2,805)      1,194        (483)
Cash and Cash Equivalents, Beginning of Period..............       5,744       4,550       5,033
                                                                --------    --------    --------
Cash and Cash Equivalents, End of Period....................    $  2,939    $  5,744    $  4,550
                                                                ========    ========    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash Paid for Interest During the Period..................    $ 28,905    $ 26,361    $ 24,469
                                                                ========    ========    ========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCIAL
  ACTIVITIES:
  Acquisitions of property:
    Debt assumed............................................                            $ 15,170
    Value of OP units issued:
      Purchase of Aquia Towne Center........................                               5,273
      Jackson earnout.......................................                               3,823
    Conversion of OP units into shares......................                               1,451

                See notes to consolidated financial statements.

                       RAMCO-GERSHENSON PROPERTIES TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)

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

     The Company is engaged in the business of owning, developing, acquiring, managing and leasing community shopping centers, regional malls and single tenant retail properties. At December 31, 2000, the Company had a portfolio of 56 shopping centers, with more than 11,700,000 square feet of gross leasable area, located in the Midwest, East and Southeast United States. The Company's centers are usually anchored by discount department stores or supermarkets and the tenant base consists primarily of national and regional retail chains and local retailers. The Company's credit risk, therefore, is concentrated in the retail industry.

     Revenues from the Company's largest tenant amounted to 10.2% and 10.8% of total revenues for the years ended December 31, 1999 and 1998 respectively. No single tenant accounted for more than 10.0% of revenue for the year ended December 31, 2000.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements for the years ended December 31, 2000, and 1999 include the accounts of the Company and its majority owned subsidiary, the Operating Partnership (70.8% owned by the Company at December 31, 2000 and 71.0% at December 31, 1999) and its wholly owned subsidiary, Ramco Properties Associates Limited Partnership, a financing subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

     USE OF ESTIMATES -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     REVENUE RECOGNITION -- Shopping center space is generally leased to retail tenants under leases which are accounted for as operating leases. Minimum rents are recognized on the straight-line method over the terms of the leases. Certain of the leases also provide for additional revenue based on contingent percentage income and is recorded on an accrual basis once the specified target that triggers this type of income is achieved. The leases also typically provide for tenant recoveries of common area maintenance, real estate taxes and other operating expenses. These recoveries are recognized as revenue in the period the applicable costs are incurred.

     An allowance for doubtful accounts has been provided against the portion of tenant accounts receivable which is estimated to be uncollectible. Accounts receivable in the accompanying balance sheet is shown net of an allowance for doubtful accounts of $1,283 and $1,490 as of December 31, 2000 and 1999 respectively.

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

     REAL ESTATE -- Real estate assets are stated at the lower of cost or net realizable value. Costs incurred for the acquisition, development, construction, and improvement of properties are capitalized, including direct costs incurred by the Company. Depreciation is computed using the straight-line method over estimated useful lives. Expenditures for improvements and construction allowances paid to tenants are capitalized and amortized over the remaining life of the initial terms of each lease. Maintenance and repairs are charged to expense when incurred.

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

     IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS -- In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This statement, as amended, establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as either assets or liabilities in the balance sheet and measurement of those instruments at fair value. This statement is effective for the Company as of January 1, 2001. The accounting for change in the fair value of a derivative depends on the use of the derivative. The Company adopted SFAS 133 on January 1, 2001. The cumulative effect of adopting this standard will be a reduction of shareholder's equity in the amount of $348, all of which will be recorded as accumulated other comprehensive income within the Statement of Shareholders' Equity.

3. INVESTMENT IN REAL ESTATE

     Investment in real estate consists of the following:

                                                                 DECEMBER 31,
                                                             --------------------
                                                               2000        1999
                                                               ----        ----
Land.....................................................    $ 71,809    $ 73,797
Buildings and improvements...............................     472,846     462,839
Construction in progress.................................      13,340       6,319
                                                             --------    --------
                                                              557,995     542,955
Less: accumulated depreciation...........................     (48,366)    (35,492)
                                                             --------    --------
Investment in real estate -- net.........................    $509,629    $507,463
                                                             ========    ========

     GAIN ON SALES OF REAL ESTATE -- During 2000, the Company sold two parcels of land and recognized an aggregate gain of $3,795. In addition, a subsidiary of Ramco-Gershenson, Inc. (Ramco), an unconsolidated

                       RAMCO-GERSHENSON PROPERTIES TRUST
entity, sold a parcel of land and recognized a gain of $249. Accordingly, the cost reimbursement by the Operating Partnership to Ramco was reduced by the amount of the gain, thereby reducing the Company's general and administrative expenses in 2000.

     In December 1999, the Company sold two shopping centers and recognized an aggregate gain of $974. A subsidiary of Ramco sold a parcel of land during 1999 and recognized a gain of $251. The cost reimbursement by the Operating Partnership to Ramco was reduced by the amount of the gain, thereby reducing the Company's general and administrative expenses in 1999.

4. INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED ENTITIES

     The Company's equity investments in unconsolidated entities at December 31, 2000 was comprised of 50% general partner interests in Kentwood Town Center ("Kentwood") and the Southfield Plaza Expansion ("Southfield Plaza"), the Company's 100% interest in the non-voting and 5% interest in the voting common stock of Ramco, a 25% interest in RPT/INVEST, LLC (RPT/Invest) and a 10 percent interest in Rossford Development LLC. These investments are not unilaterally controlled and are therefore accounted for on the equity method.

     On August 30, 1999 the Company entered into a joint venture agreement with an affiliate of Investcorp International, Inc. (Investcorp) to create RPT/Invest. The purpose of the joint venture is to acquire existing shopping centers with purchase prices totaling up to $125 million located in the Midwest, Mid-Atlantic and Northeast United States.

     During 1999, the Company sold two existing properties to RPT/Invest for cash of approximately $27,800, net of $2,500 equity contribution (25% interest in the joint venture). The sale of the two properties resulted in a gain of approximately $722, which has been deferred and included in the equity investment of the unconsolidated entity. The Company used the proceeds from the sale to repay $25,000 of variable rate debt on its revolving Credit Facility. Investcorp contributed cash of approximately $7,600 in exchange for their 75% equity interest in the joint venture.

     In April 2000, the Company contributed $1,287 to the joint venture, in connection with the acquisition of East Town Plaza shopping center located in Madison, Wisconsin.

     RPT/Invest is managed by a five member Investment Committee, consisting of three members appointed by Investcorp and two members appointed by the Company. Under terms of the joint venture agreement, the Company will continue to manage the properties, including leasing and operating responsibilities, for which the Company will receive management fees, leasing commissions and asset management fees. In addition, the Company is responsible for identifying and acquiring properties and is expected to receive fees from the joint venture for such services.

     The joint venture agreement includes a provision whereby the Company has the right to purchase any property acquired by the joint venture during specific time periods from the date of acquisition of the property.

     On September 29, 2000, the Company assigned 90 percent of its interest in Rossford Development LLC to an unrelated party. Simultaneously, the Company invested $100 in the entity. The joint venture reimbursed the Company approximately $9,700 for advances paid for the acquisition of land and construction in progress related to the development of the Crossroads Center project, located in Rossford, Ohio.

     Under terms of the joint venture agreement, the Company is responsible for the development, leasing and management of the project, for which the Company will receive fees. The joint venture agreement included a provision whereby the Company has the right to purchase the project during specific time periods.

                       RAMCO-GERSHENSON PROPERTIES TRUST

     Combined condensed financial information of the Company's unconsolidated entities is summarized as follows:

                                                                  2000                                   1999      1998
                                    -----------------------------------------------------------------   -------   -------
                                                         SOUTHFIELD
                                     RAMCO    KENTWOOD     PLAZA      RPT/INVEST   ROSSFORD    TOTAL     TOTAL     TOTAL
                                     -----    --------   ----------   ----------   --------    -----     -----     -----
ASSETS
Investment in Real Estate --
  Net.............................            $ 1,147      $  427      $47,529     $14,702    $63,805   $33,526
Other Assets......................  $ 5,083       545          92        1,416       1,292      8,428     5,341
                                    -------   -------      ------      -------     -------    -------   -------
    Total Assets..................  $ 5,083   $ 1,692      $  519      $48,945     $15,994    $72,233   $38,867
                                    =======   =======      ======      =======     =======    =======   =======
LIABILITIES
Mortgage Notes Payable............            $10,586      $1,459      $34,000     $12,759    $58,804   $34,223
Other Liabilities.................  $   993       125          50          962       2,205      4,335     1,606
                                    -------   -------      ------      -------     -------    -------   -------
    Total Liabilities.............      993    10,711       1,509       34,962      14,964     63,139    35,829
                                    -------   -------      ------      -------     -------    -------   -------
Owners' Equity (deficit)..........    4,090    (9,019)       (990)      13,983       1,030      9,094     3,038
                                    -------   -------      ------      -------     -------    -------   -------
Total Liabilities and Owners'
  Equity..........................  $ 5,083   $ 1,692      $  519      $48,945     $15,994    $72,233   $38,867
                                    =======   =======      ======      =======     =======    =======   =======
Company's Equity Investments in
  Unconsolidated Entities.........  $ 4,156   $ 1,150      $  583      $ 2,951     $    75    $ 8,915   $ 6,357
Advances to Unconsolidated
  Entities........................      104        --          --           --         318        422     1,285
                                    -------   -------      ------      -------     -------    -------   -------
Total Equity Investments in and
  advances to Unconsolidated
  Entities........................  $ 4,260   $ 1,150      $  583      $ 2,951     $   393    $ 9,337   $ 7,642
                                    =======   =======      ======      =======     =======    =======   =======
REVENUES
  Management Fees.................  $ 1,333                                                   $ 1,333   $ 1,252   $   913
  Leasing and Development Fees....    1,563                                                     1,563       523       110
  Property Revenues...............            $ 2,359      $  293      $ 6,742     $    56      9,450     3,705     2,104
  Gain on Sale of Real Estate.....      249                                                       249       251        --
  Other Revenues..................      945                                                       945       769       761
  Leasing/Development
    Cost Reimbursements...........    2,485        --          --           --          --      2,485     2,323     2,080
                                    -------   -------      ------      -------     -------    -------   -------   -------
    Total Revenues................    6,575     2,359         293        6,742          56     16,025     8,823     5,968
                                    -------   -------      ------      -------     -------    -------   -------   -------
EXPENSES
  Employee Expenses...............    6,574                                                     6,574     5,932     4,887
  Office and Other Expenses.......    1,398                                                     1,398     1,662     1,523
  Property Expenses...............              1,804         203        6,268           1      8,276     3,087     1,668
  Depreciation and Amortization...      285        --          --           --          --        285       246       266
                                    -------   -------      ------      -------     -------    -------   -------   -------
    Total Expenses................    8,257     1,804         203        6,268           1     16,533    10,927     8,344
                                    -------   -------      ------      -------     -------    -------   -------   -------
Excess Revenues Over Expenses.....   (1,682)      555          90          474          55       (508)   (2,104)   (2,376)
Cost Reimbursement From Operating
  Partnership.....................    1,682        --          --           --          --      1,682     2,722     2,812
                                    -------   -------      ------      -------     -------    -------   -------   -------
Income............................  $    --   $   555      $   90      $   474     $    55    $ 1,174   $   618   $   436
                                    =======   =======      ======      =======     =======    =======   =======   =======
Company's Share of Income.........  $    --   $   277      $   45      $   119     $    24    $   465   $   257   $   218
                                    =======   =======      ======      =======     =======    =======   =======   =======

     The Company's share of the unconsolidated entities' income of $465, $257 and $218, for the years ended December 31, 2000, 1999 and 1998, was reduced by $267 in 2000, $461 in 1999, and $522 in 1998, which represents depreciation and amortization adjustments arising from the Company's net basis adjustments in the

                       RAMCO-GERSHENSON PROPERTIES TRUST
unconsolidated entities' assets. These adjustments result in net earnings (loss) of $198, ($204) and ($304) from unconsolidated entities' assets for the years ending December 31, 2000, 1999 and 1998 respectively. In addition, the Company's investment in RPT/Invest is approximately $722 lower than the net basis in the unconsolidated entity as a result of deferring the gain on the sale of the two properties sold to the joint venture.

5. OTHER ASSETS

     Other assets at December 31 are as follows:

                                                                2000       1999
                                                                ----       ----
Leasing costs..............................................    $13,101    $ 8,924
Prepaid expenses and other.................................      5,652      3,490
Deferred financing costs...................................      5,667      3,718
Proposed development and acquisition costs.................      5,190      5,500
                                                               -------    -------
                                                                29,610     21,632
Less: accumulated amortization.............................     (7,185)    (4,766)
                                                               -------    -------
Other assets -- net........................................    $22,425    $16,866
                                                               =======    =======

6. MORTGAGES AND NOTES PAYABLE

     Mortgages and notes payable at December 31 consist of the following:

                                                                  2000        1999
                                                                  ----        ----
Fixed rate mortgages with interest rates ranging from 6.83%
  to 8.81% due at various dates through 2008................    $188,786    $169,192
Floating rate mortgages at 75% of the rate of long-term
  Capital A rated utility bonds due January 1, 2010, plus
  supplemental interest to equal LIBOR plus 200 basis
  points. The effective rate at December 31, 2000, was 7.95%
  and at December 31, 1999, was 6.96%.......................       6,800       7,000
Construction loan financing with an interest rate at LIBOR
  plus 200 basis points, due March 2003, including renewal
  option. The effective rate at December 31, 2000, was 8.50%
  and at December 31, 1999, was 8.67%. Maximum borrowings of
  $18,500...................................................      18,017      15,801
Construction loan financing with an interest rate at LIBOR
  plus 185 basis points, due January 2003, including renewal option. The effective rate at December 31, 2000, was 8.51%
  and at December 31, 1999, was 8.00%. Maximum borrowings of
  $14,000...................................................      13,575      11,859
Unsecured term loan with an interest rate at LIBOR plus 400
  basis points, due September 2003. The effective rate at
  December 31, 2000, was 10.64% and at December 31, 1999,
  was 10.00%................................................      25,000      45,000
Credit Facility with an interest rate at LIBOR plus 200
  basis points, due September 2003, maximum available
  borrowings of $110,000. The effective rate at December 31,
  2000, was 8.66% and at December 31, 1999, was 7.60%.......     101,830      88,700
                                                                --------    --------
                                                                $354,008    $337,552
                                                                ========    ========

     The mortgage notes and construction loans are secured by mortgages on properties that have an approximate net book value of $338,767 as of December 31, 2000. The Credit Facility is secured by mortgages on various properties that have an approximate net book value of $168,716 as of December 31, 2000.

                       RAMCO-GERSHENSON PROPERTIES TRUST

     In August 2000, the Company entered into a $25,000 fixed rate mortgage loan with Lincoln National Life Insurance Company, secured by ten properties. The loan is an expansion of an existing mortgage facility that is due January 2006. The total amount of the obligation is approximately $110,000 with a blended interest rate of 8.3%.

     The Company renewed an unsecured term loan amounting to $25,000, maturing September 2003. This term loan bears interest between 325 and 450 basis points over LIBOR, depending on certain debt ratios (10.6% at December 31, 2000). The Company reduced this term loan by $20,000 from its former balance of $45,000, utilizing funds from the expansion of its fixed rate mortgage. Under terms of the loan agreement, the Company is required to make quarterly principal payments commencing in December 2000.

     On September 29, 2000, the Company renewed the $110,000 Credit Facility, of which $101,830 was outstanding as of December 31, 2000. The renewed credit facility bears interest between 162.5 and 225 basis points over LIBOR depending on certain debt ratios (effective interest rate of 8.7% at December 31, 2000) and matures September 2003. The credit facility is secured by mortgages on various properties and contains financial covenants relating to liabilities-to-assets ratio, minimum operating coverage ratios and a minimum equity value. As of December 31, 2000, the Company was in compliance with the covenant terms.

     At December 31, 2000, outstanding letters of credit issued under the Credit Facility, not reflected in the accompanying consolidated balance sheet, total approximately $399.

     In December 2000, the Company entered into an interest rate swap agreement that limited the Company's exposure to increases in interest rates on its floating rate debt. The notional amount of the agreement was $25,000. Based on rates currently in effect under the Company's Credit facility, the agreement provides for a fixed rate of 8.29% through December 2003. The Company is exposed to credit loss in the event of non-performance by the counter party to the interest rate swap agreement, however, the Company does not anticipate non-performance by the counter party.

     The following table presents scheduled principal payments on mortgages and notes payable as of December 31, 2000:

Year end December 31,
  2001......................................................    $  7,293
  2002......................................................       8,620
  2003......................................................     155,796
  2004......................................................       5,022
  2005......................................................       5,452
  Thereafter................................................     171,825
                                                                --------
  Total.....................................................    $354,008
                                                                ========

                       RAMCO-GERSHENSON PROPERTIES TRUST

7. LEASES

     Approximate future minimum rentals under noncancelable operating leases in effect at December 31, 2000, assuming no new or renegotiated leases nor option extensions on lease agreements, are as follows:

Year ended December 31,
  2001......................................................    $ 58,247
  2002......................................................      55,311
  2003......................................................      50,853
  2004......................................................      45,183
  2005......................................................      39,133
  Thereafter................................................     272,622
                                                                --------
  Total.....................................................    $521,349
                                                                ========

8. EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (EPS) (in thousands, except share and per share data):

                                                                  2000         1999         1998
                                                                  ----         ----         ----
Numerator:
  Net Income................................................      $11,756      $11,839      $ 8,658
  Preferred dividends.......................................       (3,360)      (3,407)      (1,614)
                                                                ---------    ---------    ---------
     Income available to common shareholders for basic and
       dilutive EPS.........................................      $ 8,396      $ 8,432      $ 7,044
                                                                =========    =========    =========
Denominator:
  Weighted-average common shares for basic EPS..............    7,185,603    7,217,993    7,132,517
  Effect of dilutive securities:
     Options outstanding....................................        1,778           --       32,097
                                                                ---------    ---------    ---------
  Weighted-average common shares for dilutive EPS...........    7,187,381    7,217,993    7,164,614
                                                                ---------    ---------    ---------
Basic EPS...................................................        $1.17        $1.17        $0.99
                                                                =========    =========    =========
Diluted EPS.................................................        $1.17        $1.17        $0.98
                                                                =========    =========    =========

     In 2000, 1999 and 1998, conversion of the Series A Preferred Shares and of the Operating Partnership Units would have been antidilutive and, therefore, were not considered in the computation of diluted earnings per share.

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

                       RAMCO-GERSHENSON PROPERTIES TRUST

     The following pro forma amounts reflect the effect of retroactive application of the change in method of accounting for percentage rents that would have been made in 1999 and 1998 had the new method been in effect:

                                                                 2000       1999       1998
                                                                 ----       ----       ----
Pro forma amounts assuming the new method of accounting is
  applied retroactively:
  Net income................................................    $11,756    $11,656    $ 8,546
  Preferred dividends.......................................     (3,360)    (3,407)    (1,614)
                                                                -------    -------    -------
  Net income available to common shareholders...............    $ 8,396    $ 8,249    $ 6,932
                                                                =======    =======    =======
  Earnings per share:
     Basic..................................................      $1.17      $1.14      $0.97
                                                                =======    =======    =======
     Diluted................................................      $1.17      $1.14      $0.97
                                                                =======    =======    =======

10. COMMITMENTS AND CONTINGENCIES

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

     The IRS agent conducting the examination has issued his examination report with respect to the tax issues raised in the Tax Audit, including the Asset Issue (collectively, the "Tax Issues"). The report sets forth a number of positions which the examining agent has taken with respect to the Company's taxes for the years that are subject to the Tax Audit, which the Company believes are not consistent with applicable law and

                       RAMCO-GERSHENSON PROPERTIES TRUST
regulations of the IRS. Based on the report, the Company could be liable for up to $46.8 million in combined taxes, penalties and interest through March 31, 2001. The IRS examination report notes, however, that the Company is eligible to avoid termination of its REIT status for certain of the years under audit if the Company makes a deficiency distribution to its shareholders. A deficiency dividend would be deductible by the Company, thereby reducing its liability for federal income tax. The proposed adjustments to taxable income would require the Company to pay a deficiency dividend to its current shareholders resulting in combined taxes, penalties, interest and deficiency dividends of approximately $48.2 million as of March 31, 2001.

     As noted above, pursuant to a Tax Agreement between Atlantic and the Company, Atlantic assumed all liability arising out of the Tax Audit and Tax Issues, including the payment of the deficiency dividend. Based on the amount of Atlantic's net assets (as determined pursuant to the liquidation basis of accounting), as disclosed in its most recent quarterly report Form 10-Q for the period ended September 30, 2000, the Company does not believe that the ultimate resolution of the Tax Issues will have a material adverse effect on the financial position, results of operations or cash flows of the Company. The issuance of the revenue agent's report constitutes only the first step in the IRS administrative process for determining whether there is any deficiency in the Company's tax liability for the years at issue and any adverse determination by the examining agent is subject to administrative appeal within the IRS and, thereafter, to judicial review. As noted above, the agent's report sets forth a number of positions, which the Company and its legal counsel believe are not consistent with applicable law and regulations of the IRS. The Company filed an administrative appeal challenging the findings contained in the IRS agent's examination report on April 30, 1999.

     In December 1999, the Board of Trustees approved the repurchase, at management's discretion, of up to $10,000 of the Company's common stock. The program allows the Company to repurchase its common stock from time to time in the open market and/or in negotiated transactions. As of December 31, 2000, the Company purchased and retired 89,100 shares of the Company's common stock under this program at a cost of $1,246.

     In connection with the development and expansion of various shopping centers as of December 31, 2000, the Company has entered into agreements for the construction of the shopping centers of approximately $1,001.

11. SHAREHOLDERS' EQUITY

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

     The Series A Preferred Shares rank senior to the Common Shares with respect to dividends and upon liquidation, dissolution or winding up of the Company. The Series A Preferred Shares are entitled to receive cumulative dividends, payable quarterly in arrears, at an annual rate equal to the greater of (i) 9.60% of the

                       RAMCO-GERSHENSON PROPERTIES TRUST
stated value ($25.00 per share) and (ii) the dividend rate expressed as an annual rate which is implicit in the amount of dividends actually paid with respect to Common Shares, based on a $17.50 per share price for the Common Shares, determined as of each quarterly dividend payment date (the "Payable Component").

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

     The Series A Preferred Shares are subject to mandatory conversion on the date which is the earlier of a qualified underwritten offering or the maturity date which is on October 3, 2002. At the option of the holders, the Series A Preferred Shares will be convertible in whole or in part into Common Shares at the stated value plus unpaid dividends prior to the maturity date or qualified underwritten offering date. The maturity date will be accelerated and all Series A Preferred Shares will be redeemed in cash at the stated value plus unpaid dividends in the event that it is determined by the IRS that it will, for any period, deny to the Company the tax benefits associated with REIT qualification and either or both of the following circumstances arise: (i) the Company does not receive (within a period of 60 days of the date established by the IRS as the date of which the deficiency dividend or other additional taxes are required to be paid) the full indemnity payment for such loss of tax benefits that the Company is entitled to receive from Atlantic pursuant to the Tax Agreement with Atlantic, or (ii) counsel reasonably satisfactory to MSAM is unable to provide to the holders of the Series A Preferred Shares affirmative advice that, commencing not later than with the taxable year ending December 31, 2000, the Company will, notwithstanding such determination by the IRS, be able to elect to be qualified and taxed as a REIT under the Code, and its proposed method of operation will enable it so to qualify for following years.

     Dividend Reinvestment Plan -- The Company has a dividend reinvestment plan that allows for participating shareholders to have their dividend distributions automatically invested in additional shares of beneficial interest in the Company based on the average price of the shares acquired for the distribution.

12. STOCK OPTION PLANS

     1996 Share Option Plan -- In May 1996, the Company adopted the 1996 Share Option Plan (the "Plan") to enable its employees to participate in the ownership of the Company. The Plan was amended in June 1999 to provide for the maximum number of common shares available for issuance under the Plan to equal 9 percent of the total number of issued and outstanding common shares (on a fully diluted basis assuming the exchange of all OP units and Series A Preferred Shares for common shares), which number would equal approximately 1,087 common shares at December 31, 2000. The Plan provides for the award of up to 1,087 stock options to purchase common shares of beneficial interest, at the fair market value at the date of grant, to executive officers and employees of the Company. The Plan is administered by the independent trustee members of the Compensation Committee of the Board of Trustees, whose members are not eligible for grants under the Plan. Stock options granted under the Plan vest and become exercisable in installments on each of the first three anniversaries of the date of grant and expire ten years after the date of grant. No more than 50,000 share options may be granted to any one individual in any calendar year.

     1997 Non-Employee Trustee Stock Option Plan -- On June 10, 1997, the Company adopted the 1997 Non-Employee Trustee Stock Option Plan (the "Trustees' Plan") which permits the Company to grant non-qualified options to purchase up to 100,000 common shares of beneficial interest in the Company at the fair market value at the date of grant. Each Non-Employee Trustee will be granted an option to purchase 2,000 shares annually on the Company's annual meeting date, beginning June 10, 1997. Stock options granted

                       RAMCO-GERSHENSON PROPERTIES TRUST
to participants vest and become exercisable in installments on each of the first two anniversaries of the date of grant and expire ten years after the date of grant.

     Information relating to the 1996 Share Option Plan and the 1997 Non-Employee Trustee Stock Option Plan (the "Plans") from December 31, 1997 through December 31, 2000 is as follows:

                                                          NUMBER      WEIGHTED AVERAGE
                                                         OF SHARES     EXERCISE PRICE
                                                         ---------    ----------------
Outstanding at December 31, 1997.....................     272,962          $16.60
Granted..............................................     243,500           16.91
Exercised............................................        (533)          16.56
Cancelled or forfeited...............................      (4,826)          17.08
                                                          -------          ------
Outstanding at December 31, 1998.....................     511,103          $16.74
Granted..............................................      24,000           16.38
Cancelled or expired.................................     (15,779)          17.23
                                                          -------          ------
Outstanding at December 31, 1999.....................     519,324          $16.71
Granted..............................................     162,000           14.11
Cancelled or expired.................................     (13,695)          18.60
                                                          -------          ------
Outstanding at December 31, 2000.....................     667,629          $16.04
                                                          =======          ======
Shares exercisable at December 31, 1998..............     151,152          $16.39
                                                          =======          ======
Shares exercisable at December 31, 1999..............     318,119          $16.58
                                                          =======          ======
Shares exercisable at December 31, 2000..............     424,954          $16.70
                                                          =======          ======

     At December 31, 2000, the range of exercise prices and weighted average remaining contractual life of outstanding options was $14.06 -- $21.63, and 7.2 years.

     The fair value of options granted during 2000, 1999 and 1998 was estimated to be negligible on the date of grant. All options granted were non-qualified share options. This was determined using the Black-Scholes option pricing model with the following weighted average assumptions used:

                                                                2000    1999    1998
                                                                ----    ----    ----
Risk-free interest rate.....................................     6.5%    5.7%    4.8%
Dividend yield..............................................    11.9%   11.2%   10.8%
Volatility..................................................    19.0%   17.3%   17.3%
Weighted average expected life..............................     5.0     5.0     5.0

     The Company accounts for the Plans in accordance with Accounting Principles Board Opinion No. 25 under which no compensation cost has been recognized for stock option awards. There would be no material difference if compensation cost had been calculated consistent with the provisions of Statement of Financial Standards No. 123, "Accounting for Stock Based Compensation."

13. FINANCIAL INSTRUMENTS

     Statements of Financial Accounting Standards No. 107 requires disclosure about fair value of all financial instruments. The carrying values of cash and cash equivalents, receivables, accounts payable and accrued expenses are reasonable estimates of their fair values because of the short maturity of these financial instruments. As of December 31, 2000 and 1999 the mortgages and notes payable amounts are also a reasonable estimate of their fair value because their interest rates approximate the current borrowing rates available to the Company.

                       RAMCO-GERSHENSON PROPERTIES TRUST

     At December 31, 2000, the Company had outstanding an interest rate swap agreement with a major financial institution. The agreement has a notional amount of $25,000 under a three-year term and expires in December 2003. The fair value of this agreement was ($348) at December 31, 2000.

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table sets forth the quarterly results of operations for the years ended December 31, 2000 and 1999 (in thousands, except per share amounts):

                                                                         EARNINGS PER SHARE
                                                                      ------------------------
                                      REVENUES       NET INCOME        BASIC          DILUTED
                                      --------       ----------        -----          -------
2000
Quarter ended:
  March 31                            $21,828          $3,224          $0.33           $0.33
  June 30                              24,578           4,972           0.57            0.54
  September 30                         21,634           2,685           0.26            0.26
  December 31                          24,287           2,139           0.18            0.18
1999
Quarter ended:
  March 31                            $21,773          $2,809          $0.27           $0.27
  June 30                              20,760           2,525           0.23            0.23
  September 30                         21,094           2,678           0.25            0.25
  December 31                          21,646           3,827           0.41            0.41

-------------------------

(1) As of April 1, 2000, the Company changed its method of accounting for percentage rents, as required under the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." The newly adopted method requires the Company to recognize contingent percentage rental income only when the specified target that triggers this type of income is achieved. The cumulative effect of adopting this change in accounting is a reduction in percentage rental income as of January 1, 2000.

     For the quarters ended during 2000, net income and basic and diluted earnings per share are before the cumulative effect of the change in accounting principle.

15. SUBSEQUENT EVENT

     In January 2001, the Company sold White Lake MarketPlace to Pontiac Mall Limited Partnership ("PMLP") for cash of $20,200, resulting in a gain on sale of approximately $5,000. Various executive officers/directors of the Company are partners in PMLP. The property was offered for sale, utilizing the services of a national real estate brokerage firm, and the Company accepted the highest offer from an unrelated party. Subsequently the buyer cancelled the agreement. PMLP presented a comparable offer, which resulted in more favorable economic benefits to the Company. The sale of the property to PMPL was entered into upon the unanimous approval of the independent members of the Company's board of directors.

     Under terms of an agreement with PMLP, the Company will continue to manage the property and will receive management fees.

                       RAMCO-GERSHENSON PROPERTIES TRUST

16. REAL ESTATE ASSETS

     Net Investment in Real Estate Assets at December 31, 2000

                                                                                                       INITIAL COST
                                                                                                        TO COMPANY
                                                                                                  ----------------------
                                                               YEAR          YEAR       YEAR                 BUILDING &
           PROPERTY                     LOCATION          CONSTRUCTED(A)   ACQUIRED   RENOVATED    LAND     IMPROVEMENTS
           --------                     --------          --------------   --------   ---------   -------   ------------
ALABAMA
Athens Town Center.............  Athens, AL                                  1997                 $   854     $  7,695
Cox Creek Plaza................  Florence, AL                                1997         2000        589        5,336
FLORIDA
Crestview Corners..............  Crestview, FL                               1997                     400        3,602
Lantana Plaza..................  Lantana, FL                                 1993                   2,590        2,600
Naples Towne Center............  Naples, FL               1983               1996                     218        1,964
Pelican Plaza..................  Sarasota, FL                                1997                     710        6,404
Shoppes of Lakeland............  Lakeland, FL                                1996                   1,279       11,543
Southbay Fashion Center........  Osprey, FL                                  1998                     597        5,355
Sunshine Plaza.................  Tamarac, FL                                 1991         1998      1,748        7,452
Village Lakes..................  Land O' Lakes, FL                           1997                     862        7,768
GEORGIA
Conyers Crossing...............  Conyers, GA                                 1998                     729        6,562
Holcomb Center.................  Alpharetta, GA                              1996                     658        5,953
Indian Hills...................  Calhoun, GA                                 1997                     706        6,355
Mays Crossing..................  Stockbridge, GA                             1997                     725        6,532
MARYLAND
Crofton Plaza..................  Crofton, MD                                 1991                   3,201        6,499
MICHIGAN
Auburn Mile....................  Auburn Hills, MI         2000               1999                  15,704            0
Clinton Valley Mall............  Sterling Heights, MI     1979               1996         1999      1,101        9,910
Clinton Valley Strip Center....  Sterling Heights, MI     1979               1996                     399        3,588
Eastridge Commons..............  Flint, MI                1990               1996         1997      1,086        9,775
Edgewood Towne Center..........  Lansing, MI              1990               1996         1992        665        5,981
Ferndale Plaza.................  Ferndale, MI             1984               1996                     265        2,388
Fraser Shopping Center.........  Fraser, MI                                  1996                     363        3,263
Jackson Crossing...............  Jackson, MI                                 1996         2000      2,249       20,237
Jackson West...................  Jackson, MI              1996               1996         1999      2,806        6,270
Lake Orion Plaza...............  Lake Orion, MI           1977               1996                     470        4,234
Madison Center.................  Madison Heights, MI                         1997         2000        817        7,366
New Towne Plaza................  Canton, MI               1976               1996         1998        817        7,354
Oakbrook Square................  Flint, MI                                   1996                     955        8,591
Roseville Plaza................  Roseville, MI                               1996         1994      1,403       13,195
Southfield Plaza...............  Southfield, MI                              1996         1999      1,121       10,090
Taylor Plaza...................  Taylor, MI                                  1996                     400        1,930
Tel-Twelve Mall................  Southfield, MI           1968               1996         1997      3,819       43,181
West Oaks I....................  Novi, MI                 1981               1996      1997-98          0        6,304
West Oaks II...................  Novi, MI                 1987               1996         2000      1,391       12,519
Whitelake Marketplace..........  Whitelake Township, MI   1999               1998                   2,965            0
NORTH CAROLINA
Hickory Corners................  Hickory, NC                                 1997         1999        798        7,192
Holly Springs Plaza............  Franklin, NC                                1997                     829        7,470
Ridgeview Crossing.............  Elkin, NC                                   1997                   1,054        9,494

                                                   GROSS COST AT
                                                  END OF PERIOD(B)
                                 SUBSEQUENT    ----------------------
                                 CAPITALIZED              BUILDING &                 ACCUMULATED
           PROPERTY                 COSTS       LAND     IMPROVEMENTS    TOTAL     DEPRECIATION(C)   ENCUMBRANCES
           --------              -----------   -------   ------------   --------   ---------------   ------------
ALABAMA
Athens Town Center.............    $    20     $   854     $  7,715     $  8,569       $   613                (d)
Cox Creek Plaza................      1,387         932        6,380        7,312           466                (d)
FLORIDA
Crestview Corners..............         11         400        3,613        4,013           286                (d)
Lantana Plaza..................      1,121       2,590        3,721        6,311           667                (d)
Naples Towne Center............        257         218        2,221        2,439           257                (d)
Pelican Plaza..................        134         710        6,538        7,248           602                (d)
Shoppes of Lakeland............        154       1,279       11,697       12,976         1,242                (d)
Southbay Fashion Center........         87         597        5,442        6,039           366                (d)
Sunshine Plaza.................      4,562       1,748       12,014       13,762         2,057                (d)
Village Lakes..................         43         862        7,811        8,673           589                (d)
GEORGIA
Conyers Crossing...............        312         729        6,874        7,603           393                (d)
Holcomb Center.................        347         658        6,300        6,958           651                (d)
Indian Hills...................         60         706        6,415        7,121           508                (d)
Mays Crossing..................         35         725        6,567        7,292           526                (d)
MARYLAND
Crofton Plaza..................      1,137       3,201        7,636       10,837         1,780                (d)
MICHIGAN
Auburn Mile....................     11,179      15,704       11,179       26,883             0          18,017
Clinton Valley Mall............      1,885       1,101       11,795       12,896         1,254                (e)
Clinton Valley Strip Center....        295         399        3,883        4,282           460                (d)
Eastridge Commons..............      2,056       1,086       11,831       12,917         1,553                (e)
Edgewood Towne Center..........         22         665        6,003        6,668           704                (d)
Ferndale Plaza.................         27         265        2,415        2,680           289                (d)
Fraser Shopping Center.........        136         363        3,399        3,762           454                (e)
Jackson Crossing...............      7,500       2,249       27,737       29,986         2,950                (e)
Jackson West...................      6,215       2,806       12,485       15,291         1,415           7,880
Lake Orion Plaza...............         85         471        4,318        4,789           512                (e)
Madison Center.................      2,217         817        9,583       10,400           756                (d)
New Towne Plaza................      1,503         817        8,857        9,674           972                (e)
Oakbrook Square................        290         955        8,881        9,836         1,093           6,800
Roseville Plaza................      1,861       1,403       15,056       16,459         1,806                (e)
Southfield Plaza...............      1,275       1,121       11,365       12,486         1,286                (e)
Taylor Plaza...................         15         400        1,945        2,345           219                (d)
Tel-Twelve Mall................      2,712       3,819       45,893       49,712         5,572                (e)
West Oaks I....................      2,776           0        9,080        9,080           960           4,081
West Oaks II...................      5,394       1,391       17,913       19,304         1,650           6,641
Whitelake Marketplace..........     11,015       2,965       11,015       13,980           276          13,574
NORTH CAROLINA
Hickory Corners................         74         798        7,266        8,064           583                (d)
Holly Springs Plaza............         33         829        7,503        8,332           594                (d)
Ridgeview Crossing.............         52       1,054        9,546       10,600           756                (e)

                       RAMCO-GERSHENSON PROPERTIES TRUST

                                                                                                            INITIAL COST
                                                                                                             TO COMPANY
                                                                                                       ----------------------
                                                                    YEAR          YEAR       YEAR                 BUILDING &
              PROPERTY                       LOCATION          CONSTRUCTED(A)   ACQUIRED   RENOVATED    LAND     IMPROVEMENTS
              --------                       --------          --------------   --------   ---------   -------   ------------
OHIO
Office Max Center...................  Toledo, OH               1994               1996                     227        2,042
Spring Meadows Place................  Holland, OH              1987               1996         1997      1,662       14,959
Troy Towne Center...................  Troy, OH                 1990               1996         1996        930        8,372
SOUTH CAROLINA
Edgewood Square.....................  North Augusta, SC                           1997                   1,358       12,229
Taylors Square......................  Greenville, SC                              1997                   1,581       14,237
TENNESSEE
Cumberland Gallery..................  New Tazewell, TN                            1997                     327        2,944
Highland Square.....................  Crossville, TN                              1997                     913        8,189
Northwest Crossing..................  Knoxville, TN                               1997                   1,284       11,566
Northwest Crossing II...............  Knoxville, TN            1999               1999                     570            0
Stonegate Plaza.....................  Kingsport, TN                               1997                     606        5,454
Tellico Plaza.......................  Lenoir City, TN                             1997                     611        5,510
VIRGINIA
Aquia Towne Center..................  Stafford, VA                                1998                   2,187       19,776
WISCONSIN
West Allis Towne Centre.............  West Allis, WI           1987               1996                   1,866       16,789
                                                                                                       -------     --------
                                                                                           Totals..    $71,465     $414,019
                                                                                                       =======     ========

                                                        GROSS COST AT
                                                       END OF PERIOD(B)
                                      SUBSEQUENT    ----------------------
                                      CAPITALIZED              BUILDING &                 ACCUMULATED
              PROPERTY                   COSTS       LAND     IMPROVEMENTS    TOTAL     DEPRECIATION(C)   ENCUMBRANCES
              --------                -----------   -------   ------------   --------   ---------------   ------------
OHIO
Office Max Center...................          0         227        2,042        2,269           238                (d)
Spring Meadows Place................      1,001       1,662       15,960       17,622         1,946           5,793
Troy Towne Center...................      1,023         930        9,395       10,325         1,118                (e)
SOUTH CAROLINA
Edgewood Square.....................         13       1,358       12,242       13,600           971                (d)
Taylors Square......................        285       1,581       14,522       16,103         1,146                (e)
TENNESSEE
Cumberland Gallery..................         17         327        2,961        3,288           237                (d)
Highland Square.....................          6         913        8,195        9,108           649           3,000
Northwest Crossing..................         32       1,284       11,598       12,882           922                (e)
Northwest Crossing II...............      1,622         570        1,622        2,192            46
Stonegate Plaza.....................         18         606        5,472        6,078           433                (e)
Tellico Plaza.......................          5         611        5,515        6,126           437                (d)
VIRGINIA
Aquia Towne Center..................        174       2,187       19,950       22,137         1,141          14,817
WISCONSIN
West Allis Towne Centre.............         31       1,866       16,820       18,686         1,965                (e)
                                        -------     -------     --------     --------       -------
                                        $72,511     $71,809     $486,186     $557,995       $48,366
                                        =======     =======     ========     ========       =======

-------------------------
(a)  If prior to May 1996, constructed by a predecessor of the Company

(b) The aggregate cost of land and buildings and improvements for federal income tax purposes is approximately $447 million.

(c) Depreciation for all properties is computed over the useful life which is generally forty years

(d)  The property is pledged as collateral on the secured line of credit.

(e)  The property is pledged as collateral on secured mortgages.

The changes in real estate assets and accumulated depreciation for the years ended December 31, 2000, and 1999 are as follows:

         REAL ESTATE ASSETS                                2000        1999
         ------------------                                ----        ----
         Balance at beginning of period..............    $542,955    $535,980
         Land Development/Acquisitions...............          --      18,135
         Capital Improvements........................      17,354      25,041
         Sale of Assets..............................      (2,314)    (36,201)
                                                         --------    --------
         Balance at end of period....................    $557,995    $542,955
                                                         ========    ========

           ACCUMULATED DEPRECIATION                2000       1999
           ------------------------                ----       ----
Balance at beginning of period................    $35,492    $26,136
Sales/Retirements.............................         --     (2,752)
Depreciation..................................     12,874     12,108
                                                  -------    -------
Balance at end of period......................    $48,366    $35,492
                                                  =======    =======

                       RAMCO-GERSHENSON PROPERTIES TRUST

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                       BALANCE AT
                                                       BEGINNING      CHARGED                    BALANCE AT
                                                        OF YEAR      TO EXPENSE    DEDUCTIONS    END OF YEAR
                                                       ----------    ----------    ----------    -----------
                                                                      (DOLLARS IN THOUSANDS)
Year ended December 31, 2000 --
  Allowance for doubtful accounts..................      $1,490         $330          $537         $1,283
Year ended December 31, 1999 --
  Allowance for doubtful accounts..................      $1,298         $559          $367         $1,490
Year ended December 31, 1998 --
  Allowance for doubtful accounts..................      $  910         $465          $ 77         $1,298

                                 EXHIBIT INDEX

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

 .3910  Limited Liability Company Agreement of RPT/ INVEST LLC dated August 23, 1999, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for
       the Period ended September 30, 1999.
10.40  Amended, Restated and Consolidated Mortgage dated August 25, 2000 between Ramco-Gershenson
       Properties, L.P., (the "Operating Partnership"), and The Lincoln National Life Insurance
       Company, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form
       10-Q for the Period ended September 30, 2000.
10.41  Second Amendment to Mortgage dated August 25, 2000 made by the Operating Partnership in connection with the Operating Partnership's $25,000,000 borrowing arrangement, incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the Period
       ended September 30, 2000.
10.42  Form of Note dated August 25, 2000 made by the Operating Partnership, as Maker, in connection with the Operating Partnership's $25,000,000 borrowing arrangement, incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the Period
       ended September 30, 2000.
10.43  Third Amended and Restated Master Revolving Credit Agreement dated as of September 29, 2000 among the Operating Partnership, as Borrower, the Trust, as Guarantor and Fleet National
       Bank and the other Banks which may become parties to the loan agreement, and Fleet National
       Bank, as Agent, incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the Period ended September 30, 2000.
10.44  Form of Third Amended and Restated Note dated September 29, 2000 made by the Operating
       Partnership, in connection with the Operating Partnership's $110,000,000 borrowing arrangement, incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on
       Form 10-Q for the Period ended September 30, 2000.
10.45  First Amended and Restated Unsecured Term Loan Agreement dated September 29, 2000 among the
       Operating Partnership, as Borrower and Ramco-Gershenson Properties Trust, as Guarantor, and
       Fleet National Bank and other Banks which may become parties to this agreement, and Fleet
       National Bank, as Agent, incorporated by reference to Exhibit 10.6 to the Company's
       Quarterly Report on Form 10-Q for the Period ended September 30, 2000.
10.46  Note dated September 29, 2000 in the principal amount of $25,000,000 made by the Operating
       Partnership, as Borrower, in favor of Fleet National Bank and other Banks, incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the Period
       ended September 30, 2000.
10.47  Form of Contract of Sale dated November 9, 2000 relating to the sale of White Lake
       MarketPlace made by the Company, as seller, and Pontiac Mall Limited Partnership, as the purchaser (transaction closed on January 29, 2001).
 21.1  Subsidiaries
 23.1  Consent of Deloitte & Touche LLP.