Form 10-Q
period 2001-03-31
RAMCO GERSHENSON PROPERTIES TRUST
filed 2001-05-08
CIK 842183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF , THE SECURITIES ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE , SECURITIES ACT OF 1934

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

Yes    No

      Number of common shares of beneficial interest ($.01 par value) of the Registrant outstanding as of March 31, 2001: 7,104,693

INDEX

		Page No.

PART I. Financial Information
ITEM 1.	Financial Statements

	Consolidated Balance Sheets — March 31, 2001 (unaudited) and December 31, 2000	3

	Consolidated Statements of Income (unaudited) — Three Months Ended March 31, 2001 and 2000	4

	Consolidated Statements of Comprehensive Income (unaudited) — Three Months Ended March 31, 2001 and 2000	5

	Consolidated Statement of Shareholders’ Equity (unaudited) — Three Months Ended March 31, 2001	6

	Consolidated Statements of Cash Flows (unaudited) — Three Months Ended March 31, 2001 and 2000	7

	Notes to Consolidated Financial Statements (unaudited)	8

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

PART II. Other Information

ITEM 6.	Exhibits and Reports on Form 8-K	18

PART I — FINANCIAL INFORMATION

ITEM 1 — Financial Statements

RAMCO-GERSHENSON PROPERTIES TRUST

CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	December 31,
	2001	2000

	(Unaudited)

Assets

Investment in real estate — net	$488,811	$509,629

Cash and cash equivalents	3,918	2,939

Accounts receivable — net	15,750	15,954

Equity investments in and advances to unconsolidated entities	5,086	9,337

Other assets — net	25,132	22,425

Total Assets	$538,697	$560,284

Liabilities and Shareholders’ Equity

Mortgages and notes payable	$331,454	$354,008

Distributions payable	5,049	5,076

Accounts payable and accrued expenses	13,964	15,355

Total Liabilities	350,467	374,439

Minority Interest	48,721	47,301

Commitments and Contingencies	—	—

Shareholders’ Equity

Preferred Shares, par value $.01, 10,000 shares authorized; 1,400 Series A convertible shares issued and outstanding, liquidation values of $35,000	33,829	33,829

Common Shares of Beneficial Interest, par value $.01, 30,000 shares authorized; 7,105 and 7,128 issued and outstanding, respectively	71	71

Additional paid-in capital	150,380	150,728

Accumulated other comprehensive loss	(1,215)	—

Cumulative distributions in excess of net income	(43,556)	(46,084)

Total Shareholders’ Equity	139,509	138,544

Total Liabilities and Shareholders’ Equity	$538,697	$560,284

See notes to consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	For the Three
	Months Ended
	March 31,

	2001	2000

Revenues:

Minimum rents	$15,351	$15,037

Percentage rents	921	884

Recoveries from tenants	5,679	5,373

Fees and management income	658	—

Gain on sales of real estate	5,006	—

Interest and other income	935	534

Total revenues	28,550	21,828

Expenses:

Real estate taxes	2,119	1,888

Recoverable operating expenses	3,749	3,636

Depreciation and amortization	3,978	3,495

Other operating	334	466

General and administrative	2,495	1,339

Interest expense	6,957	6,426

Total expenses	19,632	17,250

Operating income	8,918	4,578

Earnings from unconsolidated entities	75	6

Income before minority interest	8,993	4,584

Minority interest	2,657	1,360

Net income	6,336	3,224

Preferred stock dividends	828	835

Net income available to common shareholders	$5,508	$2,389

Basic earnings per share	$0.77	$0.33

Diluted earnings per share	$0.69	$0.33

Weighted average shares outstanding:

Basic	7,121	7,218

Diluted	9,121	7,218

See notes to consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	For the Three
	Months Ended
	March 31,

	2001	2000

Net Income	$6,336	$3,224

Cumulative effect of change in accounting principle (Note 2)	(348)	—

Unrealized losses on interest rate swaps (Note 2)	(867)	—

Comprehensive income	$5,121	$3,224

See notes to consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

				Accumulated
		Common	Additional	Other	Cumulative	Total
	Preferred	Stock	Paid-In	Comprehensive	Earnings/	Shareholders’
	Stock	Par Value	Capital	Loss	Distributions	Equity

Balance, January 1, 2001	$33,829	$71	$150,728	—	$(46,084)	$138,544

Cash distributions declared					(2,980)	(2,980)

Preferred Shares dividends declared					(828)	(828)

Purchase and retirement of common shares			(348)			(348)

Cumulative effect of change in accounting				$(348)		(348)

Unrealized losses on interest rate swaps				(867)		(867)

Net income					6,336	6,336

Balance, March 31, 2001	$33,829	$71	$150,380	$(1,215)	$(43,556)	$139,509

See notes to consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Three Months
	Ended March 31,

	2001	2000

Cash Flows from Operating Activities:

Net Income	$6,336	$3,224

Adjustments to reconcile net income to net cash flows provided by operating activities:

Depreciation and amortization	3,978	3,495

Amortization of deferred financing costs	77	82

Gain on sales of real estate	(5,006)	—

Earnings from unconsolidated entities	(75)	(6)

Minority interest	2,657	1,360

Changes in assets and liabilities that provided (used) cash:

Accounts receivable	556	(564)

Other assets	(814)	(3,367)

Accounts payable and accrued expenses	(3,598)	(1,153)

Cash Flows Provided By Operating Activities	4,111	3,071

Cash Flows from Investing Activities:

Capital expenditures	(3,669)	(1,138)

Proceeds from sales of real estate	28,288	—

Repayment of advances to unconsolidated entities	8	1,179

Investment in unconsolidated entities	(48)	—

Distributions received from unconsolidated entities	164	53

Other	179	—

Cash Flows Provided By Investing Activities	24,922	94

Cash Flows from Financing Activities:

Cash distributions to shareholders	(2,994)	(3,050)

Cash distributions to operating partnership unit holders	(1,237)	(1,237)

Cash dividends paid on preferred shares	(845)	(840)

Repayment of Credit Facility	(12,450)	(9,200)

Repayment of construction loan	(13,575)	—

Principal repayments on unsecured term loan	(1,000)	—

Principal repayments on mortgages payable	(950)	(883)

Purchase and retirement of common shares	(348)	(28)

Payment of deferred financing costs	(75)	(44)

Borrowings on Credit Facility	5,420	8,500

Borrowings on construction loan	—	1,026

Cash Flows Used In Financing Activities	(28,054)	(5,756)

Net Increase (Decrease) in Cash and Cash Equivalents	979	(2,591)

Cash and Cash Equivalents, Beginning of Period	2,939	5,744

Cash and Cash Equivalents, End of Period	$3,918	$3,153

Supplemental Disclosures of Cash Flow Information:

Cash paid for interest during the period	$5,889	$6,829

Supplemental Disclosures of Noncash Items:

Consolidation of Ramco-Gershenson, Inc., net of cash (Note 3)	$4,081	$—

Decrease in fair value of interest rate swaps (Note 2)	(1,215)	—

See notes to consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

1.  Basis of Presentation and Summary of Significant Accounting Policies

      Basis of Presentation — The accompanying interim financial statements and related notes of the Company are unaudited; however, they have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting, the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules. The unaudited interim financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial statements for the interim periods have been made. The results for interim periods are not necessarily indicative of the results for a full year.

2.  Accounting Change — Derivative Financial Instruments

      Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). This statement, as amended, requires the Company to measure all derivatives at fair value and to recognize them in the Consolidated Balance sheet as an asset or liability, depending on the Company’s rights and obligations under each derivative contract. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are deferred and recorded as a component of other comprehensive income (“OCI”) until the hedged transactions occur and are recognized in earnings. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the ineffective portion of a hedged derivative are recognized in earnings in the current period.

      The Company has entered into five interest rate swap agreements to reduce the impact of changes in interest rate on its floating rate debt. The interest rate swap agreements had a notional amount of $75,000 as of March 31, 2001 and provide for a fixed rate ranging from 6.9% to 8.29% and expire at various dates through March 2004. The differential between fixed and variable rates to be paid or received is accrued, as interest rates change, and recognized currently in the Consolidated Statement of Income. The Company is exposed to credit loss in the event of non-performance by the counter party to the interest rate swap agreements, however, the Company does not anticipate non-performance by the counter party.

      The adoption of SFAS 133 resulted in a transition adjustment in OCI of $348 as of January 1, 2001. This is attributable to fair value losses on interest rate swap agreements designated as cash flow hedges. For the three months ended March 31, 2001, the change in fair market value of the interest rate swap agreements increased the amounts charged to OCI by $867, to $1,215.

3.  Consolidation of Ramco-Gershenson, Inc.

      The Company, through its operating partnership, Ramco-Gershenson Properties, L.P., owns 100% of the non-voting common stock and 5% of the voting common stock of Ramco-Gershenson, Inc. (“Ramco”), the management company which provides property management services to the Company and to other entities. The Company previously accounted for its investment in Ramco under the equity method.

      As of January 1, 2001, Ramco elected to be a taxable real estate investment trust subsidiary for federal income tax purposes. In conjunction with the tax election, the Company entered into an option agreement to purchase the remaining voting common stock of Ramco. Subsequent to December 31, 2000, the assets, liabilities, revenue and expenses of Ramco have been included in the accompanying consolidated financial statements. This increased revenues and expenses by $658 for the three months ended March 31, 2001.

      The following unaudited pro forma consolidated results of operations for the three months ended March 31, 2000, assumes that Ramco was included in the consolidated financial statements as of January 1, 2000 (in thousands, except per share data):

Three Months
Ended
March 31, 2000

Revenue	$22,470

Expenses	17,892

Operating income	4,578

Net income	$3,224

Basic earnings per share	$0.33

Diluted earnings per share	$0.33

      The effect of including Ramco in the Consolidated Balance Sheet was to increase the following accounts as of January 1, 2001:

Cash	$179

Accounts receivable	1,627

Other assets	3,447

Accounts payable And accrued expenses	(993)

Increase in net assets	$4,260

4.  Accounts Receivable — Net

      Accounts receivable include $9,216 and $9,865 of unbilled straight-line rent receivables at March 31, 2001 and December 31, 2000, respectively.

5.  Investment in Real Estate

      Investment in real estate consists of the following:

	March 31, 2001	December 31, 2000

	(Unaudited)

Land	$71,020	$71,809

Buildings and improvements	459,004	472,846

Construction in progress	9,479	13,340

	539,503	557,995

Less: accumulated depreciation	(50,692)	(48,366)

Investment in real estate — net	$488,811	$509,629

6.  Other Assets

      Other assets are as follows:

	March 31, 2001	December 31, 2000

	(Unaudited)

Leasing costs and other	$13,781	$13,101

Prepaid expenses and other	6,206	5,652

Deferred financing costs	5,580	5,667

Proposed development and acquisition costs	5,144	5,190

Intangible assets	2,257	—

	32,968	29,610

Less: accumulated amortization	(7,836)	(7,185)

Other assets — net	$25,132	$22,425

      Included in intangible assets at March 31, 2001 are management service contracts, net of cumulative amortization, which are being amortized over 15 years.

7.  Mortgages and Notes Payable

      Mortgages and notes payable at March 31 consist of the following:

	March 31, 2001	December 31, 2000

	(Unaudited)

Fixed rate mortgages with interest rates ranging from 6.83% to 8.81%, due at various dates through 2008	$187,897	$188,786

Floating rate mortgages at 75% of the rate of long-term Capital A rated utility bonds, due January 1, 2010, plus supplemental interest to equal LIBOR plus 200 basis points. The effective rate at March 31, 2001, was 6.89% and at December 31, 2000, was 7.95%	6,740	6,800

Construction loan financing, with an interest rate at LIBOR plus 200 basis points due September 2003, including renewal option. The effective rate at March 31, 2001, was 6.92% and at December 31, 2000, was 8.50%. Maximum borrowings of $18,500	18,017	18,017

Construction loan financing	—	13,575

Unsecured term loan, with an interest rate at LIBOR plus 400 basis points, due September 2003. The effective rate at March 31, 2001, was 9.20% and at December 31, 2000, was 10.64%	24,000	25,000

Credit Facility, with an interest rate at LIBOR plus 200 basis points, due September 2003, maximum available borrowings of $110,000. The effective rate at March 31, 2001, was 7.61% and at December 31, 2000, was 8.66%	94,800	101,830

	$331,454	$354,008

      The mortgage notes and construction loans are secured by mortgages on properties that have an approximate net book value of $326,060 as of March 31, 2001. The Credit Facility is secured by mortgages on various properties that have an approximate net book value of $160,208 as of March 31, 2001.

      The Company currently has a $110,000 Credit Facility, of which $94,800 was outstanding as of March 31, 2001. The renewed credit facility bears interest between 162.5 and 225 basis points over LIBOR depending on certain debt ratios (effective interest rate of 7.6% at March 31, 2001) and matures September 2003. The credit facility is secured by mortgages on various properties.

      At March 31, 2001, outstanding letters of credit issued under the Credit Facility, not reflected in the accompanying consolidated balance sheet, total approximately $389.

      The Credit Facility and the unsecured term loan contain financial covenants relating to loan to asset value, minimum operating coverage ratios, and a minimum equity value. As of March 31, 2001, the Company was in compliance with the covenant terms.

      The following table presents scheduled principal payments on mortgages and notes payable as of March 31, 2001:

Year Ended
December 31,

2001 (April 1 — December 31)	$5,091

2002	8,483

2003	135,581

2004	5,022

2005	5,452

Thereafter	171,825

Total	$331,454

8.  Leases

      The Company is engaged in the operation of shopping center and retail properties and leases space to tenants and certain anchors pursuant to lease agreements. The lease agreements provide for initial terms ranging from 3 to 30 years and, in some cases, for annual rentals which are subject to upward adjustment based on operating expense levels and sales volume.

      Approximate future minimum rentals under noncancelable operating leases in effect at March 31, 2001, assuming no new or renegotiated leases nor option extensions on lease agreements, are as follows:

Year Ended
December 31,

2001 (April 1 — December 31)	40,974

2002	51,847

2003	47,623

2004	42,085

2005	36,198

Thereafter	245,459

Total	$464,186

9.  Sale of Properties

      In January 2001, the Company sold White Lake MarketPlace to Pontiac Mall Limited Partnership (“PMLP”) for cash of $20,200, resulting in a gain on sale of approximately $5,200. Various executive officers/ trustees of the Company are partners in PMLP. The property was offered for sale, utilizing the services of a national real estate brokerage firm, and the Company accepted the highest offer from an unrelated party. Subsequently the buyer cancelled the agreement. PMLP presented a comparable offer, which resulted in more favorable economic benefits to the Company. The sale of the property to PMLP was entered into upon the unanimous approval of the independent members of the Company’s Board of Trustees.

      Under terms of an agreement with PMLP, the Company will continue to manage the property and will receive management fees.

      In February 2001, the Company sold its Athens Town Center property for cash of approximately $8,400. The Company used the proceeds from the sale of the property to reduce debt.

      The sale of properties was consistent with the Company’s business plan to improve its’ capital structure, reduce debt and concentrate on core asset growth through the selective disposition of shopping centers that no longer meet the criteria established for the core portfolio.

10.  Earnings Per Share

      Basic average earnings per share were computed using the weighted average number of shares outstanding of 7,121 for the three months ended March 31, 2001 and 7,218 for the three months ended March 31, 2000. Diluted average earnings per share assume the conversion of 2,000 shares of Preferred Shares into common shares during the three months ended March 31, 2001. As a result of Preferred Shares being antidilutive for the three months ended March 31, 2000, no conversion was required.

11.  Commitments and Contingencies

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

      The IRS agent conducting the examination has issued his examination report with respect to the tax issues raised in the Tax Audit, including the Asset Issue (collectively, the “Tax Issues”). The report sets forth a number of positions which the examining agent has taken with respect to the Company’s taxes for the years that are subject to the Tax Audit, which the Company believes are not consistent with applicable law and regulations of the IRS. Based on the report, the Company could be liable for up to $47.2 million in combined taxes, penalties and interest through May 15, 2001. The IRS examination report notes, however, that the Company is eligible to avoid termination of its REIT status for certain of the years under audit if the Company makes a deficiency distribution to its shareholders. A deficiency dividend would be deductible by the Company, thereby reducing its liability for federal income tax. The proposed adjustments to taxable income would require the Company to pay a deficiency dividend to its current shareholders resulting in combined taxes, penalties, interest and deficiency dividends of approximately $48.7 million as of May 15, 2001.

      As noted above, pursuant to a Tax Agreement between Atlantic and the Company, Atlantic assumed all liability arising out of the Tax Audit and Tax Issues, including the payment of the deficiency dividend. Based on the amount of Atlantic’s net assets, as disclosed in its most recent Annual Report on Form 10-K for the year ended December 31, 2000, the Company does not believe that the ultimate resolution of the Tax Issues will have a material adverse effect on the financial position, results of operations or cash flows of the Company. The issuance of the revenue agent’s report constitutes only the first step in the IRS administrative process for determining whether there is any deficiency in the Company’s tax liability for the years at issue and any adverse determination by the examining agent is subject to administrative appeal within the IRS and, thereafter, to judicial review. As noted above, the agent’s report sets forth a number of positions, which the Company and its legal counsel believe are not consistent with applicable law and regulations of the IRS. The Company filed an administrative appeal challenging the findings contained in the IRS agent’s examination report on April 30, 1999.

      In December 1999, the Board of Trustees approved the repurchase, at management’s discretion, of up to $10 million of the Company’s common stock. The program allows the Company to repurchase its common stock from time to time in the open market and/or in negotiated transactions. As of March 31, 2001, the Company has purchased and retired 113,300 shares of the Company’s common stock under this program at a cost of $1,594.

      In connection with the development and expansion of various shopping centers as of March 31, 2001, the Company has entered into agreements for the construction of shopping centers of approximately $6,400.

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

Capital Resources and Liquidity

      For the three months ended March 31, 2001, the Company generated $4,111 in cash flows from operating activities, and $24,922 from investing activities. Proceeds from the sale of White Lake MarketPlace and Athens Town Center properties provided $28,288 during the quarter. Financing activities used $28,054 during the three months ended March 31, 2001. Repayments on the Credit Facility used $7,030, net of borrowings of $5,420, and repayments on construction loans used $13,575. During the three months ended March 31, 2001, the Company used $1,000 to reduce the unsecured term loan, repaid $950 of mortgage obligations and paid $5,076 for cash distributions to shareholders, holders of operating partnership units and to preferred shareholders.

      The Company’s mortgage and notes payable amounted to $331,454 at March 31, 2001, with a weighted average interest rate of 7.8%. The debt consists of ten loans secured by various properties, plus one construction loan, one unsecured term loan and the Credit Facility, as defined below. Nine of the mortgage loans amounting to $187,897 have maturities ranging from 2006 to 2008, monthly payments which include regularly scheduled amortization, and have fixed interest rates ranging between 6.83% to 8.81%. One of the mortgage loans, evidenced by tax free bonds, amounting to $6,740 secured by Oak Brook Square Shopping Center matures in 2010, and carries a floating interest rate equal to 75% of the new issue long term Capital A rated utility bonds, plus interest to the lender sufficient to cause the lender’s overall yield on its investment in the bonds to be equal to 200 basis points over their applicable LIBOR rate (6.9% at March 31, 2001).

      The Company has a $18.5 million construction loan to finance the Auburn Mile shopping center development located in Auburn Hills, Michigan. The loan carries an interest rate of 200 basis points over LIBOR, an effective rate of 6.9% at March 31, 2001, and matures September 2001. At the Company’s option, the loan can then be converted to a 2-year term loan. Approximately $18.0 million has been borrowed at March 31, 2001. It is the Company’s intention to exercise its option to convert the construction loan to a two year term loan.

      The Credit Facility is secured by mortgages on various properties and contains financial covenants relating to liabilities-to-asset ratio, minimum operating coverage ratios and a minimum equity value. As of March 31, 2001, the Company was in compliance with the covenant terms.

      Outstanding letters of credit issued under the Credit Facility amounted to $389 at March 31, 2001.

      The Company has five interest rate swap agreements that limited the Company’s exposure to increases in interest rates on its floating rate debt. The agreements had an aggregate notional amount of $75,000 at March 31, 2001. Based on rates currently in effect, the agreements provide for fixed rates ranging from 6.98% to 8.29% and expire at various dates through March 2004. The Company is exposed to credit loss in the event of non-performance by the counter party to the interest rate swap agreements, however, the Company does not anticipate non-performance by the counter party. The Company will continue to evaluate the economic benefits of swap agreements as a method of managing its interest rate risks.

      After taking into account the impact of converting the variable rate debt into fixed rate debt by use of the interest rate swap agreements, at March 31, 2001, the Company’s variable rate debt accounted for approximately $68,557 of outstanding debt with a weighted average interest rate of 8.0%. Variable rate debt accounted for approximately 20.7% of the Company’s total debt and 13.5% of its total capitalization.

      Based on the debt and the market value of equity, the Company’s debt to total market capitalization (debt plus market value equity) ratio was 65.3% at March 31, 2001.

      The properties in which Ramco-Gershenson Properties, L.P. (the “Operating Partnership”), owns an interest and are accounted for on the equity method of accounting are subject to non-recourse mortgage indebtedness. At March 31, 2001, the pro rata share of non-recourse mortgage debt on the unconsolidated properties (accounted for on the equity method) was $15,975 with a weighted average interest rate of 7.9%.

      The Company’s capital structure at March 31, 2001 includes property specific mortgages, one construction loan, the unsecured term loan, the Credit Facility, Series A Preferred Shares, Common Shares and a minority interest in the Operating Partnership. Currently, the minority interest in the Operating Partnership represents the 29.30% ownership in the Operating Partnership which, may under certain conditions, be exchanged for 2,944,977 Common Shares.

      As of March 31, 2001, Operating Partnership Units (“OP Units”), issued are exchangeable for Common Shares of the Company on a one-for-one basis. The Company, as sole general partner of the Operating Partnership, has the option to settle exchanged OP Units in cash based on the current trading price of the Company’s Common Shares. Assuming the exchange of all limited partnership interests in the Operating Partnership, there would be outstanding 10,050 Common Shares with a market value of approximately $147,233 at March 31, 2001 (based on the closing price of $14.65 per share on March 31, 2001).

      The principal uses of the Company’s liquidity and capital resources are for acquisitions, development, including expansion and renovation programs, debt repayment and repurchase of its common stock. To maintain its qualification as a real estate investment trust under the Internal Revenue Code of 1986, as amended (the “Code”), the Company is required to distribute to its shareholders at least 90% of its “Real Estate Investment Trust Taxable Income” as defined in the Code.

      As part of the Company’s business plan to improve its capital structure, reduce debt and concentrate on core asset growth, it will continue to pursue the selective disposition of shopping centers that no longer meet the criteria established for the core portfolio. The Company’s ability to obtain acceptable offers and satisfactory terms will impact the timing of future dispositions.

      The Company anticipates that the combination of the availability under the Credit Facility, construction loan, the sale of existing properties, and potential new debt will satisfy its expected working capital requirements through at least the next 12 months. The Company anticipates adequate liquidity for the foreseeable future to fund future developments, expansions, repositionings, and to continue its currently planned capital programs, to repurchase up to $10 million of the Company’s common stock and to make distributions to its shareholders in accordance with the Code’s requirements applicable to REITs. Although the Company believes that the combination of factors discussed above will provide sufficient liquidity, no such assurance can be given.

Comparison of Three Months Ended March 31, 2001 to Three Months Ended March 31, 2000.

      Total revenues for the three months ended March 31, 2001 were $28,550, a $6,722 increase over the comparable period in 2000. The increase is primarily due to $5,006 gain on sale of White Lake MarketPlace and Athens Town Center properties during the first quarter 2001.

      Since January 1, 2001, Ramco-Gershenson, Inc. (“Ramco”), the management company providing property management operations to the Company and to other entities, has been included in the Company’s consolidated financial statements. In prior years this entity was accounted for using the equity method of accounting. Fees and management income earned by Ramco contributed $658 to the increase in revenue in the first quarter of 2001.

      Minimum rents increased $314 to $15,351 in 2001, as compared to $15,037 for the three months ended March 31, 2000. The sale of White Lake Marketplace and Athens Town Center accounted for a reduction in minimum rent of $390 for the three months ended March 31, 2001. Increases of $687 were attributable to changes in minimum rents in the core portfolio when compared to the three months ended March 31, 2000.

      Recoveries from tenants increased $306, or 5.7%, to $5,679 as compared to $5,373 for the same three months in 2000. The overall recovery ratio was 96.8% for the three months ended March 31, 2001, compared to 97.3% for the three months ended March 31, 2000. The Company anticipates that the recovery ratio will remain relatively consistent at approximately 97% throughout the current year.

      For the three months ended March 31, 2001, percentage rents increased $37 to $921, as compared to $884 for the three months ended March 31, 2000. Interest and other income increased $401 to $935 for the three months ended March 31, 2001, and was primarily attributable to an increase in lease termination fees.

      Total expenses for the three months ended March 31, 2001 increased $2,382 or 13.8%, to $19,632 as compared to $17,250 for the three months ended March 31, 2000. The increase was due to a $344 increase in total recoverable expenses, including recoverable operating expenses and real estate taxes; a $483 increase in depreciation and amortization expense; a $1,156 increase in general and administrative expenses and a $531 increase in interest expense; offset by a $132 decrease in other operating expenses.

      Total recoverable expenses, including recoverable operating expenses and real estate taxes, increased by 6.2%, or $344, to $5,868 as compared to $5,524 for the three months ended March 31, 2000. Real estate taxes increase $231 for the quarter ended March 31, 2001 when compared to the three months ended March 31, 2000.

      Depreciation and amortization expense increased 13.8%, or $483, to $3,978 for the three months ended March 31, 2001, as compared to $3,495 for the three months ended March 31, 2000. Amortization of leasing commissions and financing costs increased $146; the consolidation of Ramco contributed $79 to the increase, and redevelopment of various properties during 2000 accounted for the balance of the increase.

      General and administrative expenses increased $1,156 to $2,495, as compared to $1,339 for the three months ended March 31, 2000. This increase is principally attributable to consolidating Ramco-Gershenson, Inc. in the Company’s financial statements in 2001. Items classified as fee and management income for the three months ended March 31, 2001 were offset against the Company’s management fee paid to Ramco prior to 2001. For the quarter ended March 31, 2000, $393 of fees and management income earned from third parties and $250 gain on sale of real estate reduced the Company’s management fee and related general and administrative expenses paid to Ramco. Other operating expenses decreased from $466 for the three months ended March 31, 2000, to $334 for the same period March 31, 2001.

      Interest expense increased $531, from $6,426 to $6,957 during the first quarter of 2001. The increase is the result of $472 less capitalized interest incurred for construction projects during the three months ended March 31, 2001 when compared to the same period in 2000. Capitalized interest amounted to $508 during the three months ended March 31, 2000 and related to construction of Auburn Mile and redevelopment projects, compared to $36 of capitalized interest for the quarter ended March 31, 2001.

      The increase in minority interest is the result of higher income before minority interest for the three months ended March 31, 2001 when compared to 2000. Minority interest represents a 29.3% share of income before minority interest of the operating partnership for the three months ended March 31, 2001 and 29.0% for the three months ended March 31, 2000.

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

Sensitivity Analysis

      The Company has exposure to interest rate risk on its debt obligations. Based on the Company’s debt and interest rates and the interest rate swap agreements in effect at March 31, 2001, a 0.25 percent increase in interest rates would decrease earnings and cash flows by approximately $170 and a 0.25 percent decrease in interest rates would increase earnings and cash flows by approximately $170.

Funds from Operations

      Management generally considers funds from operations (“FFO”) to be one measure of financial performance of an equity REIT. It has been presented to assist investors in analyzing the performance of the Company and to provide a relevant basis for comparison to other REITs.

      The Company has adopted the most recent National Association of Real Estate Investment Trusts (“NAREIT”) definition of FFO, which was amended effective January 1, 2000. Under the NAREIT definition, FFO represents income before minority interest, excluding “extraordinary” items, as defined under accounting principles generally accepted in the United States of America, gains on sales of depreciable property, plus real estate related depreciation and amortization (excluding amortization of financing costs), and after adjustments for unconsolidated partnerships and joint ventures.

      FFO does not represent cash generated from operating activities in accordance with accounting principles generally accepted in the United States of America, and should not be considered an alternative to net income as an indication of the Company’s performance or to cash flows from operating activities as a measure of liquidity or of the ability to pay distributions. Furthermore, while net income and cash generated from operating, investing and financing activities determined in accordance with accounting principles generally accepted in the United States of America consider capital expenditures which have been and will be incurred in the future, the calculation of FFO does not.

      The following table illustrates the calculation of FFO for the three months ended March 31, 2001, and 2000:

	Three Months Ended
	March 31,

	2001	2000

Net Income	$6,336	$3,224

Add:

Depreciation and amortization expense	3,982	3,551

Minority interest in partnership	2,657	1,360

Less:

Gain on sale of property	(5,017)	(249)

Funds from operations — diluted	7,958	7,886

Less:

Preferred share dividends	(828)	(835)

Funds from operations — basic	$7,130	$7,051

Weighted average equivalent shares outstanding(1)

Basic	10,066	10,163

Diluted	12,069	12,163

Supplemental disclosure:

Straight-line rental income	$627	$934

Amortization of management contracts	$56	$56

(1)	For basic FFO, represents the weighted average total shares outstanding, assuming the redemption of all Operating Partnership Units for Common Shares. For diluted FFO, represents the weighted average total shares outstanding, assuming the redemption of all Operating Partnership Units for Common Shares, the Series A Preferred Shares converted to Common Shares, and the common shares issuable under the treasury stock method upon exercise of stock options.

Capital Expenditures

      During the three months ended March 31, 2001, the Company spent approximately $2,084 on revenue generating capital expenditures including tenant allowances, leasing commissions paid to third-party brokers, legal costs relative to lease documents, and capitalized leasing and construction costs. These types of costs generate a return through rents from tenants over the term of their leases. Revenue enhancing capital expenditures, including expansions, renovations or repositionings, were approximately $2,409. Revenue neutral capital expenditures, such as roof and parking lot repairs which are anticipated to be recovered from tenants, amounted to approximately $155.

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

PART II — OTHER INFORMATION

ITEM 6 — Exhibits and Reports on Form 8-K

(a)  Exhibits

      Not applicable.

(b)  Reports on Form 8-K

      Not applicable.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

RAMCO-GERSHENSON PROPERTIES TRUST

Date: May 8, 2001	By: /s/ DENNIS E. GERSHENSON Dennis E. Gershenson President and Trustee (Chief Executive Officer)

Date: May 8, 2001	By: /s/ RICHARD J. SMITH Richard J. Smith Chief Financial Officer (Principal Accounting Officer)