Form 10-Q
period 2001-06-30
RAMCO GERSHENSON PROPERTIES TRUST
filed 2001-08-08
CIK 842183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 For the quarterly period ended June 30, 2001
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

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

Yes  ✓                     No

      Number of common shares of beneficial interest ($.01 par value) of the Registrant outstanding as of June 30, 2001: 7,104,926

INDEX

		Page No.

PART I.	Financial Information
ITEM 1.	Financial Statements

	Consolidated Balance Sheets — June 30, 2001 (unaudited) and December 31, 2000	3

	Consolidated Statements of Income (unaudited) — Three Months and Six Months Ended June 30, 2001 and 2000	4

	Consolidated Statements of Comprehensive Income (unaudited) — Three Months and Six Months Ended June 30, 2001 and 2000	5

	Consolidated Statement of Shareholders’ Equity (unaudited) — Six Months Ended June 30, 2001	6

	Consolidated Statements of Cash Flows (unaudited) — Six Months Ended June 30, 2001 and 2000	7

	Notes to Consolidated Financial Statements (unaudited)	8

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

PART II.	Other Information

ITEM 4.	Submission of Matters to a Vote of Security Holders	19

ITEM 6.	Exhibits and Reports on Form 8-K	19

PART I — FINANCIAL INFORMATION

ITEM 1 — Financial Statements

RAMCO-GERSHENSON PROPERTIES TRUST

CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,	December 31,
	2001	2000

	(Unaudited)

Assets

Investment in real estate — net	$488,920	$509,629

Cash and cash equivalents	3,876	2,939

Accounts receivable — net	16,412	15,954

Equity investments in and advances to unconsolidated entities	5,330	9,337

Other assets — net	24,830	22,425

Total Assets	$539,368	$560,284

Liabilities and Shareholders’ Equity

Mortgages and notes payable	$333,680	$354,008

Distributions payable	5,059	5,076

Accounts payable and accrued expenses	13,587	15,355

Total Liabilities	352,326	374,439

Minority Interest	48,590	47,301

Commitments and Contingencies	—	—

Shareholders’ Equity

Preferred Shares, par value $.01, 10,000 shares authorized; 1,400 Series A convertible shares issued and outstanding, liquidation values of $35,000	33,829	33,829

Common Shares of Beneficial Interest, par value $.01, 30,000 shares authorized; 7,105 and 7,128 issued and outstanding, respectively	71	71

Additional paid-in capital	150,391	150,728

Accumulated other comprehensive loss	(1,095)	—

Cumulative distributions in excess of net income	(44,744)	(46,084)

Total Shareholders’ Equity	138,452	138,544

Total Liabilities and Shareholders’ Equity	$539,368	$560,284

See notes to consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Revenues

Minimum rents	$15,069	$14,710	$30,420	$29,747

Percentage rents	173	504	1,094	1,388

Recoveries from tenants	5,435	5,272	11,114	10,645

Fees and management income	438	—	1,096	—

Gain on sale of real estate	343	3,420	5,349	3,420

Interest and other income	351	672	1,286	1,206

Total Revenues	21,809	24,578	50,359	46,406

Expenses

Real estate taxes	2,211	1,895	4,330	3,783

Recoverable operating expenses	3,490	3,541	7,239	7,177

Depreciation and amortization	4,096	3,735	8,074	7,230

Other operating	424	277	758	669

General and administrative	1,751	1,491	4,246	2,904

Interest expense	6,436	6,701	13,393	13,127

Total Expenses	18,408	17,640	38,040	34,890

Operating income	3,401	6,938	12,319	11,516

Earnings from unconsolidated entities	339	78	414	84

Income before minority interest	3,740	7,016	12,733	11,600

Minority interest	1,106	2,044	3,763	3,404

Net income before cumulative effect of change in accounting principle	2,634	4,972	8,970	8,196

Cumulative effect of change in accounting principle	—	—	—	(1,264)

Net income	2,634	4,972	8,970	6,932

Preferred dividends	(838)	(835)	(1,666)	(1,670)

Net income available to common shareholders	$1,796	$4,137	$7,304	$5,262

Basic and diluted earnings per share before cumulative effect of change in accounting principle:

Basic	$0.25	$0.57	$1.03	$0.91

Diluted	$0.25	$0.54	$0.98	$0.89

Basic and diluted earnings per share after cumulative effect of change in accounting principle:

Basic	$0.25	$0.57	$1.03	$0.73

Diluted	$0.25	$0.54	$0.98	$0.73

Weighted average shares outstanding:

Basic	7,102	7,195	7,111	7,207

Diluted	7,120	9,195	9,122	7,207

See notes to consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Net Income	$2,634	$4,972	$8,970	$6,932

Cumulative effect of change in accounting principle (Note 2)	—	—	(348)	—

Unrealized gains (losses) on interest rate swaps (Note 2)	120	—	(747)	—

Comprehensive income	$2,754	$4,972	$7,875	$6,932

See notes to consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

				Accumulated
		Common	Additional	Other	Cumulative	Total
	Preferred	Stock	Paid-In	Comprehensive	Earnings/	Shareholders’
	Stock	Par Value	Capital	Loss	Distribution	Equity

Balance, January 1, 2001	$33,829	$71	$150,728	—	$(46,084)	$138,544

Cash distributions declared					(5,964)	(5,964)

Preferred shares dividends declared					(1,666)	(1,666)

Purchase and retirement of common shares			(416)			(416)

Stock options exercised			79			79

Cumulative effect of change in accounting principles				$(348)		(348)

Unrealized losses on interest rate swaps				(747)		(747)

Net income					8,970	8,970

Balance, June 30, 2001	$33,829	$71	$150,391	$(1,095)	$(44,744)	$138,452

See notes to consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six Months
	Ended June 30,

	2001	2000

Cash Flows from Operating Activities:

Net Income	$8,970	$6,932

Adjustments to reconcile net income to net cash flows provided by operating activities:

Depreciation and amortization	8,074	7,230

Amortization of deferred financing costs	381	166

Gain on sales of real estate	(5,349)	(3,420)

Earnings from unconsolidated entities	(414)	(84)

Minority interest	3,763	3,404

Changes in assets and liabilities that provided (used) cash:

Accounts receivable	(106)	(1,298)

Other assets	(1,699)	(4,320)

Accounts payable and accrued expenses	(3,852)	61

Cash Flows Provided By Operating Activities	9,768	8,671

Cash Flows from Investing Activities:

Capital expenditures	(7,046)	(12,212)

Proceeds from sales of real estate	28,631	4,994

Repayment of advances to unconsolidated entities	—	809

Investment in unconsolidated entities	(28)	(1,287)

Distributions received from unconsolidated entities	301	62

Other	179	—

Cash Flows Provided By (Used in) Investing Activities	22,037	(7,634)

Cash Flows from Financing Activities:

Cash distributions to shareholders	(5,978)	(6,062)

Cash distributions to operating partnership unit holders	(2,474)	(2,474)

Cash dividends paid on preferred shares	(1,673)	(1,694)

Repayment of Credit Facility	(19,050)	(19,350)

Repayment of construction loan	(13,575)	—

Principal repayments on unsecured term loan	(1,500)	—

Principal repayments on mortgages payable	(1,957)	(1,734)

Purchase and retirement of common shares	(416)	(488)

Payment of deferred financing costs	(78)	(120)

Proceeds from mortgage	10,334	—

Borrowings on Credit Facility	5,420	27,450

Borrowings on construction loan	—	1,026

Proceeds from exercise of stock options	79	—

Cash Flows Used In Financing Activities	(30,868)	(3,446)

Net Increase (Decrease) in Cash and Cash Equivalents	937	(2,409)

Cash and Cash Equivalents, Beginning of Period	2,939	5,744

Cash and Cash Equivalents, End of Period	$3,876	$3,335

Supplemental Disclosures of Cash Flow Information:

Cash paid for interest during the period	$12,435	$13,686

Supplemental Disclosures of Noncash Items:

Consolidation of Ramco-Gershenson, Inc., net of cash (Note 3)	$4,081	$—

Decrease in fair value of interest rate swaps (Note 2)	(1,095)	—

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

2.  Accounting Change — Derivative Financial Instruments

      Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). This statement, as amended, requires the Company to measure all derivatives at fair value and to recognize them in the Consolidated Balance Sheet as an asset or liability, depending on the Company’s rights and obligations under each derivative contract. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are deferred and recorded as a component of other comprehensive income (“OCI”) until the hedged transactions occur and are recognized in earnings. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the ineffective portion of a hedged derivative are recognized in earnings in the current period.

      The Company has entered into five interest rate swap agreements to reduce the impact of changes in interest rate on its floating rate debt. The interest rate swap agreements had a notional amount of $75,000 as of June 30, 2001 and provide for a fixed rate ranging from 7.0% to 8.3% at various dates through March 2004. The differential between fixed and variable rates to be paid or received is accrued, as interest rates change, and recognized currently in the Consolidated Statement of Income. The Company is exposed to credit loss in the event of non-performance by the counter party to the interest rate swap agreements, however, the Company does not anticipate non-performance by the counter party.

      The adoption of SFAS 133 resulted in a transition adjustment in OCI of $348 as of January 1, 2001. This is attributable to fair value losses on interest rate swap agreements designated as cash flow hedges. For the six months ended June 30, 2001, the change in fair market value of the interest rate swap agreements increased the amount charged to OCI by $747, to $1,095.

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

      As of January 1, 2001, Ramco elected to be a taxable real estate investment trust subsidiary for federal income tax purposes. In conjunction with the tax election, the Company entered into an option agreement to purchase the remaining voting common stock of Ramco. Subsequent to December 31, 2000, the assets, liabilities, revenue and expenses of Ramco have been included in the accompanying consolidated financial statements. This increased revenues and expenses by $1,096 for the six months ended June 30, 2001.

      The following unaudited pro forma consolidated results of operations for the three months and six months ended June 30, 2000, assumes that Ramco was included in the consolidated financial statements as of January 1, 2000 (in thousands, except per share data):

	Three Months	Six Months
	Ended	Ended
	June 30, 2000	June 30, 2000

Revenue	$24,897	$47,367

Expenses	17,959	35,851

Operating income	6,938	11,516

Net income	$4,972	$8,196

Net income:

Basic earnings per share	$0.57	$0.73

Diluted earnings per share	$0.54	$0.73

      The effect of including Ramco in the Consolidated Balance Sheet was to increase the following accounts as of January 1, 2001:

Cash	$179

Accounts receivable	1,627

Other assets	3,447

Accounts payable and accrued expenses	(993)

Increase in net assets	$4,260

4.  Accounts Receivable — Net

      Accounts receivable include $9,822 and $9,865 of unbilled straight-line rent receivables at June 30, 2001 and December 31, 2000, respectively.

5.  Investment in Real Estate

      Investment in real estate consists of the following:

	June 30, 2001	December 31, 2000

	(Unaudited)

Land	$70,826	$71,809

Buildings and improvements	459,611	472,846

Construction in progress	12,444	13,340

	542,881	557,995

Less: accumulated depreciation	(53,961)	(48,366)

Investment in real estate — net	$488,920	$509,629

6.  Other Assets

      Other assets are as follows:

	June 30, 2001	December 31, 2000

	(Unaudited)

Leasing costs and other	$14,119	$13,101

Prepaid expenses and other	5,609	5,652

Deferred financing costs	5,668	5,667

Proposed development and acquisition costs	5,817	5,190

Intangible assets	2,201	—

	33,414	29,610

Less: accumulated amortization	(8,584)	(7,185)

Other assets — net	$24,830	$22,425

      Included in intangible assets at June 30, 2001 are management service contracts, net of cumulative amortization, which are being amortized over 15 years.

7.  Mortgages and Notes Payable

      Mortgages and notes payable consist of the following:

	June 30, 2001	December 31, 2000

	(Unaudited)

Fixed rate mortgages with interest rates ranging from 6.83% to 8.81%, due at various dates through 2011	$197,283	$188,786

Floating rate mortgages at 75% of the rate of long-term Capital A rated utility bonds, due January 1, 2010, plus supplemental interest to equal LIBOR plus 200 basis points. The effective rate at June 30, 2001, was 6.03% and at December 31, 2000, was 7.95%	6,680	6,800

Construction loan financing, with an interest rate at LIBOR plus 200 basis points due September 2003, including renewal option The effective rate at June 30, 2001, was 6.07% and at December 31, 2000, was 8.50%. Maximum borrowings of $18,500	18,017	18,017

Construction loan financing	—	13,575

Unsecured term loan, with an interest rate at LIBOR plus 400 basis points, due September 2003. The effective rate at June 30, 2001, was 8.24% and at December 31, 2000, was 10.64%	23,500	25,000

Credit Facility, with an interest rate at LIBOR plus 200 basis points, due September 2003, maximum available borrowings of $110,000. The effective rate at June 30, 2001, was 7.39% and at December 31, 2000, was 8.66%	88,200	101,830

	$333,680	$354,008

      The mortgage notes and construction loans are secured by mortgages on properties that have an approximate net book value of $325,693 as of June 30, 2001. The Credit Facility is secured by mortgages on various properties that have an approximate net book value of $160,586 as of June 30, 2001.

      The Company currently has a $110,000 Credit Facility, of which $88,200 was outstanding as of June 30, 2001. The credit facility bears interest between 162.5 and 225 basis points over LIBOR depending on certain debt ratios (using 200 basis points over LIBOR at June 30, 2001, the effective interest rate was of 7.4%) and matures September 2003. The credit facility is secured by mortgages on various properties.

      At June 30, 2001, outstanding letters of credit issued under the Credit Facility, not reflected in the accompanying consolidated balance sheet, total approximately $821.

      The Credit Facility and the unsecured term loan contain financial covenants relating to loan to asset value, minimum operating coverage ratios, and a minimum equity value. As of June 30, 2001, the Company was in compliance with the covenant terms.

      The following table presents scheduled principal payments on mortgages and notes payable as of June 30, 2001:

Year Ended
December 31,

2001 (July 1 — December 31)	$3,624

2002	8,571

2003	129,075

2004	5,122

2005	5,562

Thereafter	181,726

Total	$333,680

8.  Leases

      The Company is engaged in the operation of shopping center and retail properties and leases space to tenants and certain anchors pursuant to lease agreements. The lease agreements provide for initial terms ranging from 3 to 30 years and, in some cases, for annual rentals which are subject to upward adjustment based on operating expense levels and sales volume.

      Approximate future minimum rentals under noncancelable operating leases in effect at June 30, 2001, assuming no new or renegotiated leases nor option extensions on lease agreements, are as follows:

Year Ended
December 31,

2001 (July 1 — December 31)	$27,715

2002	53,026

2003	48,879

2004	43,388

2005	37,419

Thereafter	250,792

Total	$461,219

9.  Sale of Properties

      In January 2001, the Company sold White Lake MarketPlace to Pontiac Mall Limited Partnership (“PMLP”) for cash of $20,200, resulting in a gain on sale of approximately $5,200. Various executive officers/trustees of the Company are partners in PMLP. The property was offered for sale, utilizing the services of a national real estate brokerage firm, and the Company accepted the highest offer from an unrelated party. Subsequently the buyer cancelled the agreement. PMLP presented a comparable offer, which resulted in more favorable economic benefits to the Company. The sale of the property to PMLP was entered into upon the unanimous approval of the independent members of the Company’s Board of Trustees.

      Under terms of an agreement with PMLP, the Company will continue to manage the property and will receive management fees.

      In February 2001, the Company sold its Athens Town Center property for cash of approximately $8,400. In addition, the Company sold a parcel of land in White Lake Township, Michigan in May 2001, for cash of approximately $400. The Company used the proceeds from the sales of the properties to reduce debt.

      As part of the Company’s business plan to improve its capital structure and reduce debt, the Company will continue to pursue the strategy of selling fully-valued properties and to dispose of shopping centers that no longer meet the criteria established for the core portfolio.

10.  Earnings Per Share

      Basic earnings per share was computed using the weighted average number of shares outstanding of 7,102,000 for the three months ended June 30, 2001 and 7,195,000 for the three months ended June 30, 2000. For the six months ended June 30, 2001, 7,111,000 shares were used in the earnings per share calculation and 7,207,000 shares for the six months ended June 30, 2000. Diluted earnings per share assume the conversion of 2,000,000 shares of Preferred Shares into common shares during the three months ended June 30, 2000 and the six months ended June 30, 2001. As a result of Preferred Shares being antidilutive for the three months ended June 30, 2001 and six months ended June 30, 2000, no conversion was required.

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

      The IRS agent conducting the examination has issued his examination report with respect to the tax issues raised in the Tax Audit, including the Asset Issue (collectively, the “Tax Issues”). The report sets forth a number of positions which the examining agent has taken with respect to the Company’s taxes for the years that are subject to the Tax Audit, which the Company believes are not consistent with applicable law and regulations of the IRS. Based on the report, the Company could be liable for up to $48.2 million in combined taxes, penalties and interest through August 15, 2001. The IRS examination report notes, however, that the

Company is eligible to avoid termination of its REIT status for certain of the years under audit if the Company makes a deficiency distribution to its shareholders. A deficiency dividend would be deductible by the Company, thereby reducing its liability for federal income tax. The proposed adjustments to taxable income would require the Company to pay a deficiency dividend to its current shareholders resulting in combined taxes, penalties, interest and deficiency dividends of approximately $49.7 million as of August 15, 2001.

      As noted above, pursuant to a Tax Agreement between Atlantic and the Company, Atlantic assumed all liability arising out of the Tax Audit and Tax Issues, including the payment of the deficiency dividend. Based on the amount of Atlantic’s net assets, as disclosed in its most recent Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, the Company does not believe that the ultimate resolution of the Tax Issues will have a material adverse effect on the financial position, results of operations or cash flows of the Company. The issuance of the revenue agent’s report constitutes only the first step in the IRS administrative process for determining whether there is any deficiency in the Company’s tax liability for the years at issue and any adverse determination by the examining agent is subject to administrative appeal within the IRS and, thereafter, to judicial review. As noted above, the agent’s report sets forth a number of positions, which the Company and its legal counsel believe are not consistent with applicable law and regulations of the IRS. The Company filed an administrative appeal challenging the findings contained in the IRS agent’s examination report on April 30, 1999.

      In December 1999, the Board of Trustees approved the repurchase, at management’s discretion, of up to $10 million of the Company’s common stock. The program allows the Company to repurchase its common stock from time to time in the open market and/or in negotiated transactions. As of June 30, 2001, the Company has purchased and retired 117,900 shares of the Company’s common stock under this program at a cost of $1,662.

      In connection with the development and expansion of various shopping centers as of June 30, 2001, the Company has entered into agreements for the construction of shopping centers of approximately $4,822.

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

Capital Resources and Liquidity

      For the six months ended June 30, 2001, the Company generated $9,768 in cash flows from operating activities, and $22,037 from investing activities. Proceeds from the sale of White Lake MarketPlace and Athens Town Center properties and a parcel of land provided $28,631 during the period. Financing activities used $30,868 during the six months ended June 30, 2001. Repayments on the Credit Facility used $13,630, net of borrowings of $5,420, and repayments on construction loans used $13,575. During the six months ended June 30, 2001, the Company used $1,500 to reduce the unsecured term loan, repaid $1,957 of mortgage obligations and paid $10,125 for cash distributions to shareholders, holders of operating partnership units and to preferred shareholders.

      The Company’s mortgage and notes payable amounted to $333,680 at June 30, 2001, with a weighted average interest rate of 7.6%. The debt consists of eleven loans secured by various properties, plus one construction loan, one unsecured term loan and the Credit Facility, as defined below. Ten of the mortgage loans amounting to $197,283 have maturities ranging from 2006 to 2011, monthly payments which include regularly scheduled amortization, and have fixed interest rates ranging between 6.83% to 8.81%. One of the mortgage loans, evidenced by tax free bonds, amounting to $6,680 secured by Oak Brook Square Shopping Center matures in 2010, and carries a floating interest rate equal to 75% of the new issue long term Capital A rated utility bonds, plus interest to the lender sufficient to cause the lender’s overall yield on its investment in the bonds to be equal to 200 basis points over their applicable LIBOR rate (6.0% at June 30, 2001).

      In April 2001, the Company executed a $10,340 mortgage loan secured by the property at Madison Shopping Center. The loan has a fixed interest rate of 7.51% and matures May 2011.

      The Company has an $18.5 million construction loan to finance the Auburn Mile shopping center development located in Auburn Hills, Michigan. The loan carries an interest rate of 200 basis points over LIBOR, an effective rate of 6.1% at June 30, 2001, and matures September 2001. At the Company’s option, the loan can then be converted to a 2-year term loan. Approximately $18.0 million has been borrowed at June 30, 2001. It is the Company’s intention to exercise its option to convert the construction loan to a two-year term loan.

      The Credit Facility is secured by mortgages on various properties and contains financial covenants relating to liabilities-to-assets ratios, minimum operating coverage ratios and a minimum equity value. As of June 30, 2001, the Company was in compliance with the covenant terms.

      Outstanding letters of credit issued under the Credit Facility amounted to $821 at June 30, 2001.

      The Company has five interest rate swap agreements that limited the Company’s exposure to increases in interest rates on its floating rate debt. The agreements had an aggregate notional amount of $75,000 at June 30, 2001. Based on rates currently in effect, the agreements provide for fixed rates ranging from 7.0% to 8.3% and expire at various dates through March 2004. The Company is exposed to credit loss in the event of non-performance by the counter party to the interest rate swap agreements, however, the Company does not anticipate non-performance by the counter party. The Company will continue to evaluate the economic benefits of swap agreements as a method of managing its interest rate risks.

      After taking into account the impact of converting the variable rate debt into fixed rate debt by use of the interest rate swap agreements, at June 30, 2001, the Company’s variable rate debt accounted for approximately $61,397 of outstanding debt with a weighted average interest rate of 7.0%. Variable rate debt accounted for approximately 18.4% of the Company’s total debt and 11.4% of its total capitalization.

      Based on the debt and the market value of equity, the Company’s debt to total market capitalization (debt plus market value equity) ratio was 61.7% at June 30, 2001.

      The properties in which Ramco-Gershenson Properties, L.P. (the “Operating Partnership”), owns an interest and are accounted for using the equity method of accounting are subject to non-recourse mortgage indebtedness. At June 30, 2001, the pro rata share of non-recourse mortgage debt on the unconsolidated properties (accounted for using the equity method) was $16,394 with a weighted average interest rate of 7.2%.

      The Company’s capital structure at June 30, 2001 includes property specific mortgages, one construction loan, the unsecured term loan, the Credit Facility, Series A Preferred Shares, Common Shares and a minority interest in the Operating Partnership. Currently, the minority interest in the Operating Partnership represents the 29.3% ownership in the Operating Partnership which, may under certain conditions, be exchanged for 2,944,977 Common Shares.

      As of June 30, 2001, Operating Partnership Units (“OP Units”) issued are exchangeable for Common Shares of the Company on a one-for-one basis. The Company, as sole general partner of the Operating Partnership, has the option to settle exchanged OP Units in cash based on the current trading price of the Company’s Common Shares. Assuming the exchange of all limited partnership interests in the Operating Partnership, there would be outstanding 10,050 Common Shares with a market value of approximately $172,860 at June 30, 2001 (based on the closing price of $17.20 per share on June 30, 2001).

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

      As part of the Company’s business plan to improve its capital structure and reduce debt, the Company will continue to pursue the strategy of selling fully-valued properties and to dispose of shopping centers that no longer meet the criteria established for the core portfolio. The Company’s ability to obtain acceptable selling prices and satisfactory terms will impact the timing of future sales. Net proceeds from the sale of properties are expected to reduce outstanding debt.

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

Comparison of Six Months Ended June 30, 2001 to Six Months Ended June 30, 2000

      Total revenues for the six months ended June 30, 2001 increased by 8.5%, or $3,953, to $50,359 as compared to $46,406 for the six months ended June 30, 2000. Minimum rents increased 2.3%, or $673, to $30,420 for the six months ended June 30, 2001 as compared to $29,747 for the same period in 2000. The sale of White Lake Marketplace and Athens Town Center resulted in a reduction of $1,100 in minimum rent. The development at Auburn Mile contributed $245 to minimum rent and $1,525 was attributable to changes in minimum rents in the core portfolio when compared to the six months ended June 30, 2000. Gain on sale of real estate increased $1,929 as a result of the sales during the six months ended June 30, 2001.

      Since January 1, 2001, Ramco-Gershenson, Inc. (“Ramco”), the management company providing property management operations to the Company and to other entities, has been consolidated in the Company’s financial statements. In prior years this entity was accounted for using the equity method of accounting. Fees and management income earned by Ramco contributed $1,096 to the increase in revenue for the six months ended June 30, 2001.

      Recoveries from tenants increased $469, or 4.4% to $11,114 for the six months ended June 30, 2001 as compared to $10,645 for the six months ended June 30, 2000. The recovery ratio decreased to 96.1% from 97.1% for the six months ended June 30, 2000, resulting from decreased occupancy during redevelopment of four shopping centers.

      For the six months ended June 30, 2001, percentage rents decreased $294 to $1,094, as compared to $1,388 for the six months ended June 30, 2000. The decrease is the result of tenant changes associated with redevelopment projects and the Company’s efforts to convert percentage rent to higher minimum rent when renewing leases. Interest and other income increased from $1,206 for the six months ended June 30, 2000 to $1,286. The increase is primarily the result of an increase of $152 in temporary tenant income.

      Total expenses for the six months ended June 30, 2001 increased by $3,150, to $38,040, from $34,890 for the six months ended June 30, 2000. The increase was due to a $609 increase in total recoverable expenses, including real estate taxes; a $844 increase in depreciation and amortization; a $1,342 increase in general and administrative expenses; a $89 increase in other operating expenses and a $266 increase in interest expense.

      Depreciation and amortization expense increased $844, or 11.7%, to $8,074 as compared to $7,230 for the six months ended June 30, 2000. Amortization of leasing commissions and financing costs increased $318; the consolidation of Ramco contributed $158 to the increase, and redevelopment of various properties accounted for the balance of the increase. Other operating expense increased from $669 for the six months ended June 30, 2000 to $758 for the same period in 2001. The increase is primarily the result of a $98 increase in bad debt expense for the six months ended June 30, 2001 when compared to the same period in 2000.

      General and administrative expenses increased $1,342 to $4,246, as compared to $2,904 for the six months ended June 30, 2000. This increase is principally attributable to consolidating Ramco-Gershenson, Inc. in the Company’s financial statements in 2001. Items classified as fee and management income for the six months ended June 30, 2001 were offset against the Company’s management fee paid to Ramco prior to 2001. For the six months ended June 30, 2001, fees and management income increased $1,096 resulting in a $246 net increase in expense, due to normal increased operating costs.

      Interest expense increased $266, from $13,127 to $13,393 for the six months ended June 30, 2001. The 2.0% increase is the result of additional interest expense at Auburn Mile that had previously been capitalized, offset by lower balances on the credit facility and mortgages. In addition, weighted average interest rates for the six months ended June 30, 2001 decreased to 7.9% compared to 8.1% for the same period in 2000.

      The increase in minority interest is the result of higher income before minority interest for the six months ended June 30, 2001 when compared to the six months ended June 30, 2000. Minority interest represents a 29.3% share of income before minority interest of the operating partnership for the six months ended June 30, 2001 and 29.0% for the six months ended June 30, 2000.

Comparison of Three Months Ended June 30, 2001 to Three Months Ended June 30, 2000

      Excluding the gain on sale of real estate, total revenues increased $308, or 1.5%, from $21,158 for the three months ended June 30, 2000 to $21,466 for the three months ended June 30, 2001. Fees and management income increased $438 in the second quarter 2001 as a result of the consolidation of Ramco.

      Minimum rents increased $359 to $15,069 in 2001, as compared to $14,710 for the three months ended June 30, 2000. The sale of White Lake Marketplace and Athens Town Center accounted for a reduction in minimum rent of $709 for the three months ended June 30, 2001. The development at Auburn Mile contributed to an increase of $229 for the quarter. Increases of $840 were attributable to changes in minimum rents in the core portfolio when compared to the three months ended June 30, 2000.

      Recoveries from tenants increased $163, or 3.1%, to $5,435 as compared to $5,272 for the same three months in 2000. The overall recovery ratio was 95.3% for the three months ended June 30, 2001, compared to 97.0% for the three months ended June 30, 2000, resulting from decreased occupancy during redevelopment of four shopping centers during 2001.

      For the three months ended June 30, 2001, percentage rents decreased $331 to $173, as compared to $504 for the three months ended June 30, 2000. The decrease is the result of tenant changes associated with redevelopment projects and the Company’s efforts to convert percentage rent to higher minimum rent when renewing leases.

      Interest and other income decreased $321 to $351 for the three months ended June 30, 2001, and was primarily attributable to a decrease in lease termination fees when compared to the same quarter in 2000.

      Total expenses for the three months ended June 30, 2001 increased $768 or 4.4%, to $18,408 as compared to $17,640 for the three months ended June 30, 2000. The increase was due to a $265 increase in total recoverable expenses, including recoverable operating expenses and real estate taxes; a $361 increase in depreciation and amortization expense; a $260 increase in general and administrative expenses and a $147 increase in other operating expenses, offset by a decrease of $265 in interest expense.

      Total recoverable expenses, including recoverable operating expenses and real estate taxes, increased by 4.9%, or $265, to $5,701 as compared to $5,436 for the three months ended June 30, 2000. Real estate taxes increased $316 for the quarter ended June 30, 2001 when compared to the three months ended June 30, 2000.

      Depreciation and amortization expense increased 9.7%, or $361, to $4,096 for the three months ended June 30, 2001, as compared to $3,735 for the three months ended June 30, 2000. Amortization of leasing commissions and financing costs increased $174; the consolidation of Ramco contributed $79 to the increase, and redevelopment of various properties accounted for the balance of the increase.

      General and administrative expenses increased $260 to $1,751, as compared to $1,491 for the three months ended June 30, 2000. This increase is principally attributable to consolidating Ramco-Gershenson, Inc. in the Company’s financial statements in 2001. Items classified as fee and management income for the three months ended June 30, 2001 were offset against the Company’s management fee paid to Ramco prior to

2001. For the quarter ended June 30, 2000, $313 of fees and management income earned from third parties reduced the Company’s management fee and related general and administrative expenses paid to Ramco.

      Other operating expenses increased $147, from $277 for the three months ended June 30, 2000, to $424 for the same period June 30, 2001. The increase is primarily the result of a $131 increase in bad debt expense for the three months ended June 30, 2001 when compared to the same quarter in 2000.

      Interest expense decreased $265, from $6,701 to $6,436 during the second quarter of 2001. The decrease is the result of a lower average interest rate and lower average outstanding loan balance offset by a reduction in our capitalization of interest on development and redevelopment projects. Capitalized interest amounted to $300 during the three months ended June 30, 2000 and related to construction of Auburn Mile and redevelopment projects, compared to $66 of capitalized interest for the quarter ended June 30, 2001.

      The decrease in minority interest is the result of lower income before minority interest for the three months ended June 30, 2001 when compared to 2000.

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

Sensitivity Analysis

      The Company has exposure to interest rate risk on its debt obligations. Based on the Company’s debt and interest rates and the interest rate swap agreements in effect at June 30, 2001, a 0.25 percent increase in interest rates would decrease earnings and cash flows by approximately $153 and a 0.25 percent decrease in interest rates would increase earnings and cash flows by approximately $153.

Funds from Operations

      Management generally considers funds from operations (“FFO”) an appropriate supplemental measure of the Company’s financial performance because it is predicated on cash flow analyses. The Company has adopted the most recent National Association of Real Estate Investment Trusts (“NAREIT”) definition of FFO, which was amended effective January 1, 2000. Under the NAREIT definition, FFO represents income before minority interest, excluding extraordinary items, as defined under accounting principles generally accepted in the United States of America, gains on sales of depreciable property, plus real estate related depreciation and amortization (excluding amortization of financing costs), and after adjustments for unconsolidated partnerships and joint ventures. The Company’s computation of FFO may, however, differ from the methodology for calculating FFO utilized by other real estate companies, and therefore, may not be comparable to these other real estate companies. FFO should not be considered an alternative to net income as an indication of the Company’s performance or to cash flows as a measure of liquidity or the Company’s ability to pay distributions.

      The following table illustrates the calculation of FFO for the three months and six months ended June 30, 2001, and 2000:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2001	2000	2001	2000

Net Income	$2,634	$4,972	$8,970	$6,932

Add:

Depreciation and amortization expense	4,101	3,819	8,083	7,370

Cumulative effect of change in accounting principle	—	—	—	1,264

Minority interest in partnership	1,106	2,044	3,763	3,404

Less:

Gain on sale of real estate	(195)	(3,420)	(5,212)	(3,669)

Funds from operations — diluted	7,646	7,415	15,604	15,301

Less:

Preferred share dividends	(838)	(835)	(1,666)	(1,670)

Funds from operations — basic	$6,808	$6,580	$13,938	$13,631

Weighted average equivalent shares outstanding:(1)

Basic	10,047	10,140	10,056	10,152

Diluted	12,065	12,140	12,067	12,152

Supplemental disclosure:

Straight-line rental income	$606	$756	$1,233	$1,690

Amortization of management contracts and covenants not to compete	$56	$56	$112	$112

(1)	For basic FFO, represents the weighted average total shares outstanding, assuming the redemption of all Operating Partnership Units for Common Shares. For diluted FFO, represents the weighted average total shares outstanding, assuming the redemption of all Operating Partnership Units for Common Shares, the Series A Preferred Shares converted to Common Shares, and the common shares issuable under the treasury stock method upon exercise of stock options.

Capital Expenditures

      During the six months ended June 30, 2001, the Company spent approximately $3,130 on revenue generating capital expenditures including tenant allowances, leasing commissions paid to third-party brokers, legal costs relative to lease documents, and capitalized leasing and construction costs. These types of costs generate a return through rents from tenants over the term of their leases. Revenue enhancing capital expenditures, including expansions, renovations or repositionings, were approximately $6,165. Revenue neutral capital expenditures, such as roof and parking lot repairs which are anticipated to be recovered from tenants, amounted to approximately $188.

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

PART II — OTHER INFORMATION

ITEM 4 — Submission of Matters to a Vote of Security Holders

      The annual Meeting of Shareholders of the Company was held on June 13, 2001. At the Annual Meeting, Joel D. Gershenson, Dennis E. Gershenson and Robert E. Meister were re-elected as trustees of the Company to serve until the 2004 Annual Meeting of Shareholders or until their successors are elected and qualified. The following votes were cast for or were withheld from voting with respect to the election of each of the following persons:

	Votes	Authority
Name	For	Withheld

Joel D. Gershenson	6,019,885	53,156

Dennis E. Gershenson	6,019,885	53,156

Robert A. Meister	6,019,971	53,070

      There were no broker non-votes or abstentions in connection with the election of the trustees at the Annual Meeting.

      The following votes were cast for, against or withheld regarding the ratification of Deloitte & Touche LLP as the independent auditors for the Company for the fiscal year commencing January 1, 2001:

For	Against	Abstain

6,020,357	18,676	34,008

ITEM 6 — Exhibits and Reports on Form 8-K

(a)  Exhibits

      See Exhibit Index immediately preceding the exhibits.

(b)  Reports on Form 8-K

      Not applicable

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

RAMCO-GERSHENSON PROPERTIES TRUST

Date: August 8, 2001	By: /s/ DENNIS E. GERSHENSON Dennis E. Gershenson President and Trustee (Chief Executive Officer)

Date: August 8, 2001	By: /s/ RICHARD J. SMITH Richard J. Smith Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.48	Employment Agreement, dated as of April 16, 2001, between the Company and Joel Gershenson.
10.49	Employment Agreement, dated as of April 16, 2001, between the Company and Michael A. Ward.
10.50	Employment Agreement, dated as of April 16, 2001, between the Company and Bruce Gershenson.
10.51	Mortgage dated April 23, 2001 between Ramco Madison Center LLC and LaSalle Bank National Association relating to a $10,340,000 loan.
10.52	Promissory Note dated April 23, 2001 in the principal amount of $10,340,000 made by Ramco Madison Center LLC in favor of LaSalle Bank National Association.