Form 10-Q
period 2001-09-30
RAMCO GERSHENSON PROPERTIES TRUST
filed 2001-11-08
CIK 842183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 For the quarterly period ended September 30, 2001,
OR

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

Yes  ✓                     No

      Number of common shares of beneficial interest ($.01 par value) of the Registrant outstanding as of September 30, 2001: 7,092,826

INDEX

		Page No.

PART I.	Financial Information
ITEM 1.	Financial Statements

	Consolidated Balance Sheets — September 30, 2001 (unaudited) and December 31, 2000	3

	Consolidated Statements of Income (unaudited) — Three Months and Nine Months Ended September 30, 2001 and 2000.	4

	Consolidated Statements of Comprehensive Income (unaudited) — Three Months and Nine Months Ended September 30, 2001 and 2000.	5

	Consolidated Statement of Shareholders’ Equity (unaudited) — Nine Months Ended September 30, 2001.	6

	Consolidated Statements of Cash Flows (unaudited) — Nine Months Ended September 30, 2001 and 2000.	7

	Notes to Consolidated Financial Statements (unaudited)	8

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

PART II.	Other Information

ITEM 6.	Exhibits and Reports on Form 8-K	21

PART I — FINANCIAL INFORMATION

ITEM 1 — Financial Statements

RAMCO-GERSHENSON PROPERTIES TRUST

CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	December 31,
	2001	2000

	(Unaudited)

Assets

Investment in real estate — net	$491,973	$509,629

Cash and cash equivalents	4,224	2,939

Accounts receivable — net	16,410	15,954

Equity investments in and advances to unconsolidated entities	6,103	9,337

Other assets — net	25,268	22,425

Total Assets	$543,978	$560,284

Liabilities and Shareholders’ Equity

Mortgages and notes payable	$339,289	$354,008

Distributions payable	5,063	5,076

Accounts payable and accrued expenses	16,349	15,355

Total Liabilities	360,701	374,439

Minority Interest	48,480	47,301

Commitments and Contingencies	—	—

Shareholders’ Equity

Preferred Shares, par value $.01, 10,000 shares authorized; 1,400 Series A convertible shares issued and outstanding, liquidation values of $35,000.	33,829	33,829

Common Shares of Beneficial Interest, par value $.01, 30,000 shares authorized; 7,093 and 7,128 issued and outstanding, respectively	71	71

Additional paid-in capital	150,207	150,728

Accumulated other comprehensive loss	(3,414)	—

Cumulative distributions in excess of net income	(45,896)	(46,084)

Total Shareholders’ Equity	134,797	138,544

Total Liabilities and Shareholders’ Equity	$543,978	$560,284

See notes to consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Revenues

Minimum rents	$14,819	$15,218	$45,239	$44,965

Percentage rents	132	197	1,226	1,585

Recoveries from tenants	5,921	5,496	17,035	16,141

Fees and management income	838	—	1,934	—

Interest and other income	943	723	2,229	1,929

Total Revenues	22,653	21,634	67,663	64,620

Expenses

Real estate taxes	2,511	1,929	6,841	5,712

Recoverable operating expenses	3,733	3,858	10,972	11,035

Depreciation and amortization	4,049	3,774	12,123	11,004

Other operating	355	426	1,113	1,095

General and administrative	2,022	1,129	6,268	4,033

Interest expense	6,503	6,998	19,896	20,125

Total Expenses	19,173	18,114	57,213	53,004

Operating income	3,480	3,520	10,450	11,616

Earnings from unconsolidated entities	203	31	617	115

Income before gain on sale of real estate and minority interest	3,683	3,551	11,067	11,731

Gain on sale of real estate	117	—	5,466	3,420

Minority interest	1,126	866	4,889	4,270

Net income before cumulative effect of change in accounting principle	2,674	2,685	11,644	10,881

Cumulative effect of change in accounting principle	—	—	—	(1,264)

Net income	2,674	2,685	11,644	9,617

Preferred stock dividends	847	845	2,513	2,515

Net income available to common shareholders	$1,827	$1,840	$9,131	$7,102

Basic and diluted earnings per share before cumulative effect of change in accounting principle:

Basic	$0.26	$0.26	$1.28	$1.16

Diluted	$0.26	$0.26	$1.28	$1.16

Basic and diluted earnings per share after cumulative effect of change in accounting principle:

Basic	$0.26	$0.26	$1.28	$0.99

Diluted	$0.26	$0.26	$1.28	$0.99

Weighted average shares outstanding:

Basic	7,105	7,179	7,109	7,197

Diluted	7,158	7,188	9,127	7,200

See notes to consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Net Income	$2,674	$2,685	$11,644	$9,617

Cumulative effect of change in accounting principle (Note 2)	—	—	(348)	—

Unrealized losses on interest rate swaps (Note 2)	(2,319)	—	(3,066)	—

Comprehensive income	$355	$2,685	$8,230	$9,617

See notes to consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

				Accumulated
		Common	Additional	Other	Cumulative	Total
	Preferred	Stock	Paid-In	Comprehensive	Earnings/	Shareholders’
	Stock	Par Value	Capital	Loss	Distribution	Equity

Balance, January 1, 2001	$33,829	$71	$150,728	—	$(46,084)	$138,544

Cash distributions declared					(8,943)	(8,943)

Preferred shares dividends declared					(2,513)	(2,513)

Purchase and retirement of common shares			(633)			(633)

Stock options exercised			112			112

Cumulative effect of change in accounting principle				$(348)		(348)

Unrealized losses on interest rate swaps				(3,066)		(3,066)

Net income					11,644	11,644

Balance, September 30, 2001	$33,829	$71	$150,207	$(3,414)	$(45,896)	$134,797

See notes to consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine Months
	Ended September 30,

	2001	2000

Cash Flows from Operating Activities:

Net Income	$11,644	$9,617

Adjustments to reconcile net income to net cash flows provided by operating activities:

Depreciation and amortization	12,123	11,004

Amortization of deferred financing costs	578	319

Gain on sales of real estate	(5,466)	(3,420)

Earnings from unconsolidated entities	(617)	(115)

Minority interest	4,889	4,270

Changes in assets and liabilities that provided (used) cash:

Accounts receivable	(104)	(2,597)

Other assets	(3,007)	(5,890)

Accounts payable and accrued expenses	(3,408)	(64)

Cash Flows Provided By Operating Activities	16,632	13,124

Cash Flows from Investing Activities:

Capital expenditures	(13,626)	(20,370)

Proceeds from sales of real estate	28,961	4,994

Advances to unconsolidated entities	137	437

Investment in unconsolidated entities	(756)	(1,387)

Distributions received from unconsolidated entities	557	191

Cash Flows Provided By (Used In) Investing Activities	15,273	(16,135)

Cash Flows from Financing Activities:

Cash distributions to shareholders	(8,963)	(9,080)

Cash distributions to operating partnership unit holders	(3,710)	(3,711)

Cash dividends paid on preferred shares	(2,511)	(2,529)

Repayment of Credit Facility	(11,900)	(20,050)

Repayment of unsecured loan	—	(20,000)

Repayment of construction loan	(13,575)	—

Principal repayments on unsecured term loan	(2,000)	—

Principal repayments on mortgages payable	(3,004)	(2,567)

Purchase and retirement of common shares	(633)	(678)

Payment of deferred financing costs	(196)	(1,949)

Borrowings on Credit Facility	5,420	33,250

Proceeds from mortgage	10,340	25,000

Borrowings on construction loan	—	3,523

Proceeds from exercise of stock options	112	—

Cash Flows (Used In) Provided By Financing Activities	(30,620)	1,209

Net Increase (Decrease) in Cash and Cash Equivalents	1,285	(1,802)

Cash and Cash Equivalents, Beginning of Period	2,939	5,744

Cash and Cash Equivalents, End of Period	$4,224	$3,942

Supplemental Disclosures of Cash Flow Information:

Cash paid for interest during the period	$18,752	$20,712

Supplemental Disclosures of Noncash Items:

Consolidation of Ramco-Gershenson, Inc., net of cash (Note 3)	$4,081	$—

Decrease in fair value of interest rate swaps (Note 2)	(3,414)	—

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

      The Company has entered into five interest rate swap agreements to reduce the impact of changes in interest rate on its floating rate debt. The interest rate swap agreements had a notional amount of $75,000 as of September 30, 2001, and provide for a fixed rate ranging from 7.0% to 8.3% at various dates through March 2004. The differential between fixed and variable rates to be paid or received is accrued, as interest rates change, and recognized currently in the Consolidated Statement of Income. The Company is exposed to credit loss in the event of non-performance by the counter party to the interest rate swap agreements, however, the Company does not anticipate non-performance by the counter party.

      The adoption of SFAS 133 resulted in a transition adjustment in OCI of $348 as of January 1, 2001. This is attributable to fair value losses on interest rate swap agreements designated as cash flow hedges. For the nine months ended September 30, 2001, the change in fair market value of the interest rate swap agreements increased the amount charged to OCI by $3,066, to $3,414.

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

      As of January 1, 2001, Ramco elected to be a taxable real estate investment trust subsidiary for federal income tax purposes. In conjunction with the tax election, the Company entered into an option agreement to purchase the remaining voting common stock of Ramco. Subsequent to December 31, 2000, the assets, liabilities, revenue and expenses of Ramco have been included in the accompanying consolidated financial statements. This increased revenues and expenses by $1,934 for the nine months ended September 30, 2001.

      The following unaudited pro forma consolidated results of operations for the three months and nine months ended September 30, 2000, assumes that Ramco was included in the consolidated financial statements as of January 1, 2000 (in thousands, except per share data):

	Three Months	Nine Months
	Ended	Ended
	September 30, 2000	September 30, 2000

Revenue	$22,067	$66,014

Expenses	18,547	54,398

Operating income	3,520	11,616

Net income	$2,685	$10,881

Net income:

Basic earnings per share	$0.26	$1.16

Diluted earnings per share	$0.26	$1.16

      The effect of including Ramco in the Consolidated Balance Sheet was to increase the following accounts as of January 1, 2001:

Cash	$179

Accounts receivable	1,627

Other assets	3,447

Accounts payable and accrued expenses	(993)

Increase in net assets	$4,260

4.  Accounts Receivable — Net

      Accounts receivable include $10,267 and $9,865 of unbilled straight-line rent receivables at September 30, 2001, and December 31, 2000, respectively.

5.  Investment in Real Estate

      Investment in real estate consists of the following:

	September 30, 2001	December 31, 2000

	(Unaudited)

Land	$70,807	$71,809

Buildings and improvements	464,462	472,846

Construction in progress	13,978	13,340

	549,247	557,995

Less: accumulated depreciation	(57,274)	(48,366)

Investment in real estate — net	$491,973	$509,629

6.  Investment in Unconsolidated Joint Venture

      On September 28, 2001, the Company invested $756 for a 40 percent interest in a joint venture, Ramco/ West Acres LLC. Simultaneously, the joint venture acquired West Acres Commons shopping center located in Flint Township, Michigan for a purchase price of approximately $11,000 and assumed a mortgage note of $9,407.

      Under terms of the joint venture agreement, the Company earned an acquisition fee of $165 and is responsible for the leasing and management of the project, for which the Company will receive management fees and leasing fees. The joint venture agreement included a buy-sell provision whereby the Company has the right to purchase or sell the property during specific time periods.

7.  Other Assets

      Other assets are as follows:

	September 30, 2001	December 31, 2000

	(Unaudited)

Leasing costs and other	$14,562	$13,101

Prepaid expenses and other	5,939	5,652

Deferred financing costs	5,863	5,667

Proposed development and acquisition costs	6,088	5,190

Intangible assets	2,145	—

	34,597	29,610

Less: accumulated amortization	(9,329)	(7,185)

Other assets — net	$25,268	$22,425

      Included in intangible assets at September 30, 2001, are management service contracts, net of cumulative amortization, which are being amortized over 15 years.

8.  Mortgages and Notes Payable

      Mortgages and notes payable consist of the following:

	September 30, 2001	December 31, 2000

	(Unaudited)

Fixed rate mortgages with interest rates ranging from 6.83% to 8.81%, due at various dates through 2011	$196,302	$188,786

Floating rate mortgages at 75% of the rate of long-term Capital A rated utility bonds, due January 1, 2010, plus supplemental interest to equal LIBOR plus 200 basis points. The effective Rate at September 30, 2001, was 6.33% and at December 31, 2000, was 7.95%	6,620	6,800

Construction loan financing, with an interest rate at LIBOR plus 200 basis points, due November 2001. The effective rate at September 30, 2001, was 6.00% and at December 31, 2000, was 8.50%. Maximum borrowings of $18,500	18,017	18,017

Construction loan financing	—	13,575

Unsecured term loan, with an interest rate at LIBOR plus 400 basis points, due September 2003. The effective rate at September 30, 2001, was 7.20% and at December 31, 2000, was 10.64%	23,000	25,000

Credit Facility, with an interest rate at LIBOR plus 200 basis points, due September 2003, maximum available borrowings of $110,000. The effective rate at September 30, 2001, was 7.15% and at December 31, 2000, was 8.66%	95,350	101,830

	$339,289	$354,008

      The mortgage notes and construction loans are secured by mortgages on properties that have an approximate net book value of $324,523 as of September 30, 2001. The Credit Facility is secured by mortgages on various properties that have an approximate net book value of $164,373 as of September 30, 2001.

      The Company currently has a $110,000 Credit Facility, of which $95,350 was outstanding as of September 30, 2001. The credit facility bears interest between 162.5 and 225 basis points over LIBOR depending on certain debt ratios (using 200 basis points over LIBOR at September 30, 2001, the effective interest rate was 7.2%) and matures September 2003. The credit facility is secured by mortgages on various properties.

      At September 30, 2001, outstanding letters of credit issued under the Credit Facility, not reflected in the accompanying consolidated balance sheet, total approximately $818.

      The Credit Facility and the unsecured term loan contain financial covenants relating to loan to asset value, minimum operating coverage ratios, and a minimum equity value. As of September 30, 2001, the Company was in compliance with the covenant terms.

      The following table presents scheduled principal payments on mortgages and notes payable as of September 30, 2001:

Year Ended
December 31,

2001 (October 1 — December 31)	$2,082

2002	8,571

2003	136,226

2004	5,122

2005	5,562

Thereafter	181,726

Total	$339,289

9.  Leases

      The Company is engaged in the operation of shopping center and retail properties and leases space to tenants and certain anchors pursuant to lease agreements. The lease agreements provide for initial terms ranging from 3 to 30 years and, in some cases, for annual rentals which are subject to upward adjustment based on operating expense levels and sales volume.

      Approximate future minimum rentals under noncancelable operating leases in effect at September 30, 2001, assuming no new or renegotiated leases nor option extensions on lease agreements, are as follows:

Year Ended
December 31,

2001 (Oct 1 — December 31)	$13,823

2002	53,865

2003	49,940

2004	44,499

2005	38,283

Thereafter	253,353

Total	$453,763

10.  Sale of Properties

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

      In February 2001, the Company sold its Athens Town Center property for cash of approximately $8,400. In addition, the Company sold a parcel of land in White Lake Township, Michigan in May 2001, for cash of approximately $400. In July 2001, the Company sold a parcel of land in Lansing, Michigan for cash of approximately $161. The proceeds from the sales of the properties were used to reduce debt.

      As part of the Company’s business plan to improve its capital structure and reduce debt, the Company will continue to pursue the strategy of selling fully-valued properties and to dispose of shopping centers that no longer meet the criteria established for the core portfolio.

11.  Earnings Per Share

      Basic earnings per share was computed using the weighted average number of shares outstanding of 7,105,000 for the three months ended September 30, 2001, and 7,179,000 for the three months ended September 30, 2000. For the nine months ended September 30, 2001, 7,109,000 shares were used in the earnings per share calculation and 7,197,000 shares for the nine months ended September 30, 2000. Diluted earnings per share assume the conversion of 2,000,000 shares of Preferred Shares into common shares during the nine months ended September 30, 2001. As a result of Preferred Shares being antidilutive for the three months ended September 30, 2001, the three months ended September 30, 2000, and the nine months ended September 30, 2000, no conversion was required.

12.  Commitments and Contingencies

      During the third quarter of 1994, the Company held more than 25% of the value of its gross assets in overnight Treasury Bill reverse repurchase transactions which the United States Internal Revenue Service (the “IRS”) may view as non-qualifying assets for the purposes of satisfying an asset qualification test applicable to REITs, based on a Revenue Ruling published in 1977 (the “Asset Issue”). The IRS has addressed the Asset Issue in an examination of the Company’s 1991-1995 tax returns (the “Tax Audit”). Based on developments in the law which have occurred since 1977, the Company’s Tax Counsel, Battle Fowler LLP, has rendered an opinion that the Company’s investment in Treasury Bill repurchase obligations would not adversely affect its REIT status. However, such opinion is not binding upon the IRS.

      In connection with the spin-off of Atlantic, Atlantic has assumed all liability arising out of the Tax Audit and the Asset Issue, including liabilities for interest and penalties and attorney fees relating thereto. In connection with the assumption of such potential liabilities, Atlantic and the Company have entered into a tax agreement which provides that the Company (under the direction of its Continuing Trustees), and not Atlantic, will control, conduct and effect the settlement of any tax claims against the Company relating to the Tax Audit and the Asset Issue. Accordingly, Atlantic will not have any control as to the timing of the resolution or disposition of any such claims. The Company and Atlantic also received an opinion from Special Tax Counsel, Wolf, Block, Schorr and Solis-Cohen LLP, that, to the extent there is a deficiency in the Company’s taxable income arising out of the IRS examination and provided the Company timely makes a deficiency dividend (i.e., declares and pays a distribution which is permitted to relate back to the year for which each deficiency was determined to satisfy the requirement that the REIT distribute 95 percent of its taxable income), the classification of the Company as a REIT for certain tax years under examination would not be affected. Under the tax agreement referred to above, Atlantic has agreed to reimburse the Company for the amount of any deficiency dividend so made. Notwithstanding the above-described opinions of legal counsel, the IRS could successfully challenge the status of the Company as a REIT. If the Company lost its status as a REIT, the Company believes that it will be able to re-elect REIT status for the taxable year beginning January 1, 1999.

      The IRS agent conducting the examination issued his examination report with respect to the tax issues raised in the Tax Audit, including the Asset Issue (collectively, the “Tax Issues”) on March 1, 1999. The report sets forth a number of positions which the examining agent has taken with respect to the Company’s taxes for the years that are subject to the Tax Audit, which the Company believes are not consistent with applicable law and regulations of the IRS.

      The issuance of a revenue agent’s report constitutes only the first step in the IRS administrative process for determining whether there is any deficiency in the Company’s tax liability for the years at issue and any adverse determination by the examining agent is subject to administrative appeal within the IRS and, thereafter, to judicial review. The Company filed an administrative appeal challenging the findings contained in the IRS agent’s examination report on April 30, 1999.

      On October 29, 2001, the IRS issued a new revenue agent’s report. The IRS has, however, asserted additional grounds in support of the disallowance of certain deductions, and has proposed adjustments to taxable income and to the amount of tax asserted as being due from the Company. The proposed tax reflected in the new revenue agent’s report is not materially different from the amount in the original report. The Company intends to file an administrative appeal challenging the finding’s contained in the new revenue agent’s report.

      Based on the new report, the Company could be liable for up to $52.4 million in combined taxes, penalties and interest through November 15, 2001. The IRS examination report notes, however, that the Company is eligible to avoid termination of its REIT status for certain of the years under audit if the Company makes a deficiency distribution to its shareholders. A deficiency dividend would be deductible by the Company, thereby reducing its liability for federal income tax. The proposed adjustments to taxable income would require the Company to pay a deficiency dividend to its current shareholders resulting in combined taxes, penalties, interest and deficiency dividends of approximately $54.5 million as of November 15, 2001.

      As noted above, pursuant to a Tax Agreement between Atlantic and the Company, Atlantic assumed all liability arising out of the Tax Audit and Tax Issues, including the payment of the deficiency dividend. Based on the amount of Atlantic’s net assets, as disclosed in its most recent Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, the Company does not believe that the ultimate resolution of the Tax Issues will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

      In December 1999, the Board of Trustees approved the repurchase, at management’s discretion, of up to $10 million of the Company’s common stock. The program allows the Company to repurchase its common stock from time to time in the open market and/or in negotiated transactions. As of September 30, 2001, the Company has purchased and retired 132,000 shares of the Company’s common stock under this program at a cost of $1,879.

      In connection with the development and expansion of various shopping centers as of September 30, 2001, the Company has entered into agreements for the renovation and expansion of shopping centers of approximately $1,031.

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

Capital Resources and Liquidity

      For the nine months ended September 30, 2001, the Company generated $16,632 in cash flows from operating activities, and $15,273 from investing activities. Proceeds from the sale of White Lake MarketPlace, Athens Town Center and two parcels of land provided $28,961 during the period. Financing activities used $30,620 during the nine months ended September 30, 2001. Repayments on the Credit Facility used $6,480, net of borrowings of $5,420, and repayments on construction loans used $13,575. During the nine months ended September 30, 2001, the Company used $2,000 to reduce the unsecured term loan, repaid $3,004 of mortgage obligations and paid $15,184 for cash distributions to shareholders, holders of operating partnership units and to preferred shareholders.

      The Company’s mortgage and notes payable amounted to $339,289 at September 30, 2001, with a weighted average interest rate of 7.5%. The debt consists of eleven loans secured by various properties, plus one construction loan, one unsecured term loan and the Credit Facility, as defined below. Ten of the mortgage loans amounting to $196,302 have maturities ranging from 2006 to 2011, monthly payments which include regularly scheduled amortization, and have fixed interest rates ranging between 6.83% to 8.81%. One of the mortgage loans, evidenced by tax free bonds, amounting to $6,620 secured by Oak Brook Square Shopping Center matures in 2010, and carries a floating interest rate equal to 75% of the new issue long term Capital A rated utility bonds, plus interest to the lender sufficient to cause the lender’s overall yield on its investment in the bonds to be equal to 200 basis points over their applicable LIBOR rate (6.3% at September 30, 2001).

      In April 2001, the Company executed a $10,340 mortgage loan secured by the property at Madison Shopping Center. The loan has a fixed interest rate of 7.51% and matures May 2011.

      The Company has an $18.5 million construction loan to finance the Auburn Mile shopping center development located in Auburn Hills, Michigan. The loan carries an interest rate of 200 basis points over LIBOR, an effective rate of 6.0% at September 30, 2001, and matures November 2001. At the Company’s option, the loan can then be converted to a 2-year term loan. Approximately $18.0 million has been borrowed at September 30, 2001. The Company’s has a commitment from a financial institution to refinance this construction loan with a new $21 million, four-year term loan with an interest rate of 200 basis points over LIBOR.

      The Credit Facility is secured by mortgages on various properties and contains financial covenants relating to liabilities-to-assets ratios, minimum operating coverage ratios and a minimum equity value. As of September 30, 2001, the Company was in compliance with the covenant terms.

      Outstanding letters of credit issued under the Credit Facility amounted to $818 at September 30, 2001.

      The Company has five interest rate swap agreements that limit the Company’s exposure to increases in interest rates on its floating rate debt. The agreements had an aggregate notional amount of $75,000 at September 30, 2001. Based on rates currently in effect, the agreements provide for fixed rates ranging from 7.0% to 8.3% and expire at various dates through March 2004. The Company is exposed to credit loss in the event of non-performance by the counter party to the interest rate swap agreements, however, the Company does not anticipate non-performance by the counter party. The Company will continue to evaluate the economic benefits of swap agreements as a method of managing its interest rate risks.

      After taking into account the impact of converting the variable rate debt into fixed rate debt by use of the interest rate swap agreements, at September 30, 2001, the Company’s variable rate debt accounted for approximately $67,987 of outstanding debt with a weighted average interest rate of 6.4%. Variable rate debt accounted for approximately 20.0% of the Company’s total debt and 12.7% of its total capitalization.

      Based on the debt and the market value of equity, the Company’s debt to total market capitalization (debt plus market value equity) ratio was 63.2% at September 30, 2001.

      The properties in which Ramco-Gershenson Properties, L.P. (the “Operating Partnership”), owns an interest and are accounted for using the equity method of accounting are subject to non-recourse mortgage indebtedness. At September 30, 2001, the pro rata share of non-recourse mortgage debt on the unconsolidated properties (accounted for using the equity method) was $20,472 with a weighted average interest rate of 7.2%.

      The Company’s capital structure at September 30, 2001, includes property specific mortgages, one construction loan, the unsecured term loan, the Credit Facility, Series A Preferred Shares, Common Shares and a minority interest in the Operating Partnership. Currently, the minority interest in the Operating Partnership represents a 29.3% ownership in the Operating Partnership which, may under certain conditions, be exchanged for 2,944,977 Common Shares.

      As of September 30, 2001, Operating Partnership Units (“OP Units”) issued are exchangeable for Common Shares of the Company on a one-for-one basis. The Company, as sole general partner of the Operating Partnership, has the option to settle exchanged OP Units in cash based on the current trading price of the Company’s Common Shares. Assuming the exchange of all limited partnership interests in the

Operating Partnership, there would be outstanding 10,038 Common Shares with a market value of approximately $164,820 at September 30, 2001, (based on the closing price of $16.42 per share on September 30, 2001).

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

      The Company has announced the conversion of its Tel-Twelve shopping center from an enclosed regional mall to an open-air center and the redevelopment of its Troy Towne Center and the Shoppes of Lakeland. These redevelopments will include demolition of a major portion of Tel-Twelve and a part of the Troy Towne Center, as well as retenanting of the Shoppes of Lakeland. As a result of reduced rental income during the redevelopment period, the Company has estimated that net income will decrease by approximately $3,400 for these three centers for the year ended December 31, 2002.

      The Company anticipates that the combination of the availability under the Credit Facility, construction loan, the sale of existing properties, and potential new debt will satisfy its expected working capital requirements through at least the next 12 months. The Company anticipates adequate liquidity for the foreseeable future to fund future redevelopments, expansions, repositionings, and to continue its currently planned capital programs, to repurchase up to an additional $8.1 million of the Company’s common stock and to make distributions to its shareholders in accordance with the Code’s requirements applicable to REITs. Although the Company believes that the combination of factors discussed above will provide sufficient liquidity, no such assurance can be given.

Comparison of Nine Months Ended September 30, 2001 to Nine Months Ended September 30, 2000

      Total revenues for the nine months ended September 30, 2001, increased by 4.7%, or $3,043, to $67,663 as compared to $64,620 for the nine months ended September 30, 2000. Minimum rents increased 0.6%, or $274, to $45,239 for the nine months ended September 30, 2001, as compared to $44,965 for the same period in 2000. The sale of White Lake Marketplace and Athens Town Center resulted in a reduction of $1,818 in minimum rent. The development at Auburn Mile contributed $277 to minimum rent and $1,815 was attributable to changes in minimum rents in the core portfolio when compared to the nine months ended September 30, 2000.

      Since January 1, 2001, Ramco-Gershenson, Inc. (“Ramco”), the management company providing property management operations to the Company and to other entities, has been consolidated in the Company’s financial statements. In prior years this entity was accounted for using the equity method of accounting. Fees and management income earned by Ramco contributed $1,934 to the increase in revenue for the nine months ended September 30, 2001.

      Recoveries from tenants increased $894, or 5.5% to $17,035 for the nine months ended September 30, 2001, as compared to $16,141 for the nine months ended September 30, 2000. The recovery ratio decreased to 95.6% from 96.4% for the nine months ended September 30, 2000, resulting from decreased occupancy during redevelopment of four shopping centers.

      For the nine months ended September 30, 2001, percentage rents decreased $359 to $1,226, as compared to $1,585 for the nine months ended September 30, 2000. The decrease is the result of tenant changes associated with redevelopment projects and the Company’s efforts to convert percentage rent to higher minimum rent when renewing leases. Interest and other income increased from $1,929 for the nine months ended September 30, 2000, to $2,229. The increase is primarily the result of an increase of $228 in temporary tenant income in 2001.

      Total expenses for the nine months ended September 30, 2001, increased by $4,209, to $57,213, from $53,004 for the nine months ended September 30, 2000. The increase was due to a $1,066 increase in total recoverable expenses, including real estate taxes; a $1,119 increase in depreciation and amortization; a $2,235 increase in general and administrative expenses; a $18 increase in other operating expenses, offset by a $229 decrease in interest expense.

      Depreciation and amortization expense increased $1,119, or 10.2%, to $12,123 as compared to $11,004 for the nine months ended September 30, 2000. Amortization of leasing commissions and financing costs increased $425; the consolidation of Ramco contributed $228 to the increase, and redevelopment of various properties accounted for the balance of the increase.

      General and administrative expenses increased $2,235 to $6,268, as compared to $4,033 for the nine months ended September 30, 2000. This increase is principally attributable to consolidating Ramco-Gershenson, Inc. in the Company’s financial statements in 2001. Items classified as fee and management income for the nine months ended September 30, 2001, were offset against the Company’s management fee paid to Ramco prior to 2001. For the nine months ended September 30, 2001, fees and management income increased $1,934 resulting in a $301 net increase in expense, due to normal increased operating costs.

      Interest expense decreased $229, from $20,125 to $19,896 for the nine months ended September 30, 2001. The 1.1% decrease is the result of lower balances on the credit facility and mortgages as well as reduced interest rates, offset by a reduction in our capitalization of interest on development and redevelopment projects. Capitalized interest amounted to $1,219 during the nine months ended September 30, 2000, and related to construction of Auburn Mile and redevelopment projects, as compared to $221 of capitalized interest for redevelopment projects for the same period in 2001. For the nine months ended September 30, 2001, weighted average interest rates decreased to 7.8% compared to 8.1% for the same period in 2000.

      Gain on sale of real estate increased $2,046, to $5,466 for the nine months ended September 30, 2001, as compared to $3,420 for the nine months ended September 30, 2000. The increase is attributable to the sales of WhiteLake Marketplace and Athens Town Center, as well as the sale of two parcels of land.

      The increase in minority interest is the result of higher income before minority interest for the nine months ended September 30, 2001, when compared to the nine months ended September 30, 2000. Minority interest represents a 29.3% share of income before minority interest of the operating partnership for the nine months ended September 30, 2001, and 29.1% for the nine months ended September 30, 2000.

Comparison of Three Months Ended September 30, 2001 to Three Months Ended September 30, 2000

      Total revenues increased $1,019, or 4.7%, from $21,634 for the three months ended September 30, 2000, to $22,653 for the three months ended September 30, 2001. Fees and management income increased $838 in the third quarter 2001, as a result of the consolidation of Ramco.

      Minimum rents decreased $399 to $14,819 in 2001, as compared to $15,218 for the three months ended September 30, 2000. The sale of White Lake Marketplace and Athens Town Center accounted for a reduction in minimum rent of $718 for the three months ended September 30, 2001. Increases of $319 were attributable to changes in minimum rents in the core portfolio when compared to the three months ended September 30, 2000.

      Recoveries from tenants increased $425, or 7.7%, to $5,921 as compared to $5,496 for the same three months in 2000. The overall recovery ratio was 94.8% for the three months ended September 30, 2001, compared to 95.0% for the three months ended September 30, 2000, resulting from decreased occupancy during redevelopment of four shopping centers during 2001.

      For the three months ended September 30, 2001, percentage rents decreased $65 to $132, as compared to $197 for the three months ended September 30, 2000. The decrease is the result of tenant changes associated with redevelopment projects and the Company’s efforts to convert percentage rent to higher minimum rent when renewing leases.

      Interest and other income increased $220 to $943 for the three months ended September 30, 2001. The consolidation of Ramco contributed to an increase of $116 during the quarter. Temporary tenant income and lease termination fees increased $89 when compared to the same quarter in 2000.

      Total expenses for the three months ended September 30, 2001, increased $1,059 or 5.8%, to $19,173 as compared to $18,114 for the three months ended September 30, 2000. The increase was due to a $457 increase in total recoverable expenses, including recoverable operating expenses and real estate taxes; a $275 increase in depreciation and amortization expense; a $893 increase in general and administrative expenses; offset by a decrease of $71 in other operating expense and a $495 decrease in interest expense.

      Total recoverable expenses, including recoverable operating expenses and real estate taxes, increased by 7.9%, or $457, to $6,244 as compared to $5,787 for the three months ended September 30, 2000. Real estate taxes increased $582 for the quarter ended September 30, 2001, when compared to the three months ended September 30, 2000. The development at Auburn Mile contributed $341 to the increase.

      Depreciation and amortization expense increased 7.3%, or $275, to $4,049 for the three months ended September 30, 2001, as compared to $3,774 for the three months ended September 30, 2000. Amortization of leasing commissions and financing costs increased $107; the consolidation of Ramco contributed $70 to the increase, and redevelopment of various properties accounted for the balance of the increase.

      General and administrative expenses increased $893 to $2,022, as compared to $1,129 for the three months ended September 30, 2000. This increase is principally attributable to consolidating Ramco-Gershenson, Inc. in the Company’s financial statements in 2001. Items classified as fee and management income for the three months ended September 30, 2001, were offset against the Company’s management fee paid to Ramco prior to 2001. For the three months ended September 30, 2001, fees and management income increased $838 resulting in a $55 net increase in expense, due to normal increased operating costs.

      Other operating expenses decreased $71, from $426 for the three months ended September 30, 2000, to $355 for the same period ended September 30, 2001. The decrease is primarily the result of reduced operating costs resulting from the sale of Athens Town Center and WhiteLake Marketplace.

      Interest expense decreased $495, from $6,998 to $6,503 during the third quarter of 2001. The decrease is the result of a lower average interest rate and lower average outstanding loan balance offset by a reduction in our capitalization of interest on development and redevelopment projects. Capitalized interest amounted to $411 during the three months ended September 30, 2000, and related to construction of Auburn Mile and redevelopment projects, as compared to $119 of capitalized interest for redevelopment projects for the same period in 2001.

      The increase in minority interest is the result of higher income before minority interest for the three months ended September 30, 2001, when compared to 2000.

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

      The Company’s FFO calculations include $120 and $256 of gain on sale of undepreciated land for the three months and nine months ended September 30, 2001, respectively.

      The following table illustrates the calculation of FFO for the three months and nine months ended September 30, 2001, and 2000:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2001	2000	2001	2000

Net Income	$2,674	$2,685	$11,644	$9,617

Add:

Depreciation and amortization expense	4,066	3,858	12,149	11,228

Cumulative effect of change in accounting principle	—	—	—	1,264

Minority interest in partnership	1,126	866	4,889	4,270

Loss (Gain) on sale of real estate	3	—	(5,209)	(3,669)

Funds from operations — diluted	7,869	7,409	23,473	22,710

Less:

Preferred share dividends	847	845	2,513	2,515

Funds from operations — basic	$7,022	$6,564	$20,960	$20,195

Weighted average equivalent shares outstanding:(1)

Basic	10,050	10,124	10,054	10,142

Diluted	12,103	12,133	12,072	12,145

Supplemental disclosure:

Straight-line rental income	$445	$961	$1,678	$2,652

Amortization of management contracts and covenants not to compete	$56	$56	$168	$168

(1)	For basic FFO, represents the weighted average total shares outstanding, assuming the redemption of all Operating Partnership Units for Common Shares. For diluted FFO, represents the weighted average total shares outstanding, assuming the redemption of all Operating Partnership Units for Common Shares, the Series A Preferred Shares converted to Common Shares, and the common shares issuable under the treasury stock method upon exercise of stock options.

Sensitivity Analysis

      The Company has exposure to interest rate risk on its debt obligations. Based on the Company’s debt and interest rates and the interest rate swap agreements in effect at September 30, 2001, a 0.25 percent increase in interest rates would decrease earnings and cash flows by approximately $170 and a 0.25 percent decrease in interest rates would increase earnings and cash flows by approximately $170.

Capital Expenditures

      During the nine months ended September 30, 2001, the Company spent approximately $4,405 on revenue generating capital expenditures including tenant allowances, leasing commissions paid to third-party brokers, legal costs relative to lease documents, and capitalized leasing and construction costs. These types of costs generate a return through rents from tenants over the term of their leases. Revenue enhancing capital expenditures, including expansions, renovations or repositionings, were approximately $11,713. Revenue neutral capital expenditures, such as roof and parking lot repairs which are anticipated to be recovered from tenants, amounted to approximately $188.

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

RAMCO-GERSHENSON PROPERTIES TRUST

Date: November 8, 2001	By: /s/ DENNIS E. GERSHENSON Dennis E. Gershenson President and Trustee (Chief Executive Officer)

Date: November 8, 2001	By: /s/ RICHARD J. SMITH Richard J. Smith Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.53	Limited Liability Company Agreement of Ramco/ West Acres LLC.
10.54	Assignment and Assumption Agreement dated September 28, 2001 among Flint Retail, LLC and Ramco/ West Acres LLC and State Street Bank and Trust For holders of J.P. Mortgage Commercial Mortgage Pass-Through Certificates.