Form 10-K
period 2001-12-31
RAMCO GERSHENSON PROPERTIES TRUST
filed 2002-03-13
CIK 842183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 1-10093

RAMCO-GERSHENSON PROPERTIES TRUST

(Exact name of Registrant as Specified in its Charter)

Maryland (State or Other Jurisdiction of Incorporation or Organization)	13-6908486 (I.R.S. Employer Identification No.)
27600 Northwestern Highway Southfield, Michigan (Address of Principal Executive Offices)	48034 (zip code)

Registrant’s telephone number, including area code: 248-350-9900

Securities Registered Pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	On Which Registered

Common Shares of Beneficial Interest, $0.01 par Value Per Share	New York Stock Exchange

Securities Registered Pursuant to Section 12 (g) of the Act:

None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

     Aggregate market value of the voting shares held by non-affiliates of the registrant as of March 6, 2002: approximately $125,828,000.

     Approximately 7,088,926 Common Shares of Beneficial Interest of the registrant were outstanding as of March 6, 2002.

     DOCUMENT INCORPORATED BY REFERENCE: Portions of the 2002 Ramco-Gershenson Properties Trust Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the annual meeting of shareholders to be held on June 6, 2002 are incorporated by reference into Part III.

PART I

Item 1. Business.

General

      Ramco-Gershenson Properties Trust is a Maryland real estate investment trust organized pursuant to Articles of Amendment and Restatement of Declaration of Trust dated October 2, 1997.

      The term “we, our or us” refers to Ramco-Gershenson Properties Trust and/or its predecessors. Our principal office is located at 27600 Northwestern Highway, Suite 200, Southfield, Michigan 48034.

      RPS Realty Trust, a Massachusetts business trust, was formed on June 21, 1988 to be a diversified growth oriented real estate investment trust (“REIT”). From 1988 until April 30, 1996, RPS Realty Trust was primarily engaged in the business of owning and managing a participating mortgage loan portfolio, and, through its wholly-owned subsidiaries, owning and operating eight real estate properties.

      In May 1996, our predecessor, RPS Realty Trust, acquired the Ramco-Gershenson interests through a reverse merger, including substantially all the shopping centers and retail properties as well as the management company and business operations of Ramco-Gershenson, Inc. and certain of its affiliates. The resulting trust changed its name to Ramco-Gershenson Properties Trust and relocated its corporate office to Southfield, Michigan, where Ramco-Gershenson, Inc.’s officers assumed management responsibility. The trust also changed its operations from a mortgage REIT to an equity REIT and contributed eight mortgage loans and two real estate properties to Atlantic Realty Trust, an independent, newly formed liquidating real estate investment trust.

      In 1997, with approval from our shareholders, we changed our state of organization from Massachusetts to Maryland by terminating the Massachusetts trust and merging into a newly formed Maryland real estate investment trust.

      We conduct substantially all of our business, and hold substantially all of our interests in our properties, through our operating partnership, Ramco-Gershenson Properties, L.P., either directly or indirectly through partnerships or limited liability companies which hold fee title to the properties. We have the exclusive power to manage and conduct the business of our operating partnership. As of December 31, 2001, our company owned approximately 70.7% of the interests in our operating partnership.

      Operations of the Company. We are engaged in the business of owning, developing, acquiring, managing and leasing community shopping centers in the midwestern, southeastern and mid-Atlantic regions of the United States. As of December 31, 2001, we had a portfolio of 57 shopping centers, with more than 11,400,000 square feet of gross leasable area (“GLA”), located in 12 states.

      According to the Urban Land Institute, shopping centers are typically organized in five categories: convenience, neighborhood, community, regional and super regional centers. The shopping centers are distinguished by various characteristics, including center size, the number and type of anchor tenants and the types of products sold.

      Convenience centers include at least three tenants with a gross leaseable area of up to 30,000 square feet and are generally anchored by a tenant that provides personal/convenience service such as a mini market.

      Neighborhood centers provide for the sale of personal services and goods for the day-to-day living of the immediate neighborhood. Average gross leaseable area of a neighborhood center is approximately 60,000 square feet. These centers may include a grocery store.

      Community centers provide, in addition to convenience goods and personal services offered by neighborhood centers, a wider range of soft and hard line goods. Average gross leaseable area of a community center ranges between 100,000 and 500,000 square feet. The center may include a grocery store, discount department store, super drug store, and several specialty stores. In some cases a community center may be classified as a power center. A power center may have over 1,000,000 square feet of gross leaseable area and include several category specific off price anchors of 20,000 or more square feet. These anchors typically emphasize hard goods such as consumer electronics, sporting goods, office supplies, home furnishings and home improvement goods. It is our experience that the demand for the types of goods and services offered at community centers is not generally affected by economic downturns.

      Regional centers, also known as regional malls, are built around two or more full line department stores of generally not less than 50,000 square feet. Their typical size ranges from 250,000 to about 900,000 square feet. Regional malls provide services typical of a business district but are not as extensive as those provided by a super regional mall.

      Super regional centers, also known as super regional malls are built around three or more full line department stores of generally not less than 75,000 square feet. Their typical size ranges from 500,000 square feet to more than 1,500,000 square feet. These centers offer an extensive variety of general merchandise, apparel furniture and home furnishings.

Properties

      As of December 31, 2001, we owned and operated a portfolio of 57 shopping centers totaling approximately 11.4 million square feet of gross leaseable area located in 12 states. Our properties consist of 56 community shopping centers, nine of which are power centers and three of which are single tenant facilities. We also own one enclosed regional mall.

      We are predominantly a community shopping center company with a focus on acquiring, developing and managing centers primarily anchored by grocery stores and nationally recognized discount department stores. It is our belief that centers with a grocery and/or discount component attract consumers seeking value-priced products. Since these products are required to satisfy everyday needs, customers usually visit the centers on a weekly basis. Our shopping centers are focused in metropolitan trade areas in the midwestern and the southeastern regions of the United States. We also own and operate three centers in the mid-Atlantic region of the United States. Our anchor tenants include Wal-Mart, Target, Kmart, Kohl’s, Home Depot and Lowe’s Home Improvement. Approximately 57% of our community shopping centers have grocery anchors, including Publix, A&P, Kroger, Super Value, Shop Rite, Kash ’n Karry, Winn Dixie, Giant Eagle and Meijer.

      Our shopping centers are primarily located in major metropolitan areas in the midwestern and southeastern regions of the United States. By focusing our energies on these markets, we have developed a thorough understanding of the unique characteristics of these trade areas. Based on data provided by Market Insight Group, over 60% of our midwestern centers are located in trade areas with income levels that exceed the national average, and over 80% of our southeastern centers are located within markets that exceed national average population growth rates. In both of these regions we have concentrated a number of centers in reasonable proximity to each other in order to achieve market penetration as well as efficiencies in management, oversight and purchasing.

      Our business objective and operating strategy is to increase funds from operations and cash available for distribution per share. We expect to achieve internal growth and to enhance the value of our properties by increasing their rental income over time through (i) contractual rent increases, (ii) the leasing and re-leasing of available space at higher rental levels, and (iii) the selective renovation of the properties. We intend to achieve external growth through the selective development of new shopping center properties, the acquisition of shopping center properties and the expansion and redevelopment of existing properties and the acquisition of shopping center properties through one or more joint venture entities. Since December 31, 1998, we have engaged in the sale of mature properties, which have less potential for growth, and the redeployment of the proceeds of those sales to fund acquisition, development and redevelopment activities, to repay variable rate debt and to repurchase outstanding shares. Since December 31, 1998 we have sold a total of six shopping centers and six parcels of land for an aggregate amount of $68,900,000.

      As of December 31, 2001, we employed 82 corporate employees, including six executives and two executive support personnel, 25 employees in asset management, nine employees in development and construction, two employees in acquisitions, 16 employees in financial and treasury services, 13 employees in lease administration, six employees in human resources and office services and three employees in information services. In addition, at December 31, 2001, we employed 42 on-site shopping center maintenance personnel. We believe that our relations with our employees are good. None of our employees are unionized.

      As part of our ongoing business strategy, we continue to expand and redevelop existing properties in our shopping center portfolio, depending on tenant demands and market conditions. We plan to take advantage of attractive purchase opportunities by acquiring additional shopping center properties in underserved, attractive and/or expanding markets. We also seek to acquire strategically located, quality shopping centers that (i) have leases at rental rates below market rates, (ii) have potential for rental and/or occupancy increases or (iii) offer cash flow growth or capital appreciation potential where we have financial strength, relationships with retail companies or expansion or redevelopment capabilities which can enhance value, and provide anticipated total returns that will increase our cash available for distribution per share. In order to accomplish our acquisition strategy, we entered into joint venture agreements as an alternative source of investment capital to take advantage of favorable acquisition opportunities. During 2001, we invested approximately $2,469,000 in two joint ventures. We believe we have an aggressive approach to repositioning, renovating and expanding our shopping centers. Our management team assesses our centers annually to identify redevelopment opportunities and proactively engage in value-enhancing activities. These efforts have resulted in the improvement of property values and increased operating income. They also keep our centers attractive, well tenanted and properly maintained. In addition, we will continue our strategy to sell non-core assets when properties are not viable redevelopment candidates.

Developments and Expansions

      In July 2001, we substantially completed construction of our most current development, Crossroads Centre, a 600,000 square foot shopping center located in Rossford, Ohio, a suburb of Toledo. Anchor tenants include Home Depot, Target and Giant Eagle. Crossroads Centre is owned by Rossford Development L.L.C., a 10 percent owned joint venture.

      During 2001, we have completed redevelopment projects aggregating approximately 212,300 square feet at a total cost of approximately $9,100,000 at three of our shopping centers. (Conyers Crossing, Clinton Valley Mall and Roseville Plaza). We are currently expanding or redeveloping two shopping centers (Sunshine Plaza and Lantana Plaza) for a total cost of approximately $12,000,000.

      In 2002 we will begin the conversion of our Tel-Twelve shopping center from an enclosed regional mall to an open-air center for a total cost of approximately $17,000,000. In connection with the redevelopment, we will demolish approximately 20% of the gross leaseable area (133,000 square feet) of the shopping center and construct a 139,600 square foot building for a nationally recognized home improvement retailer.

Competition

      We face competition from similar retail centers within the trade centers in which our centers operate to renew leases or re-let spaces as leases expire. Some of these competing properties may be newer, better located, better capitalized or better tenanted than our properties. In addition, any new competitive properties that are developed within the trade areas in which we operate may result in increased competition for customer traffic and creditworthy tenants. We may not be able to renew leases or obtain new tenants to whom space may be re-let as leases expire, and the terms of renewals or new leases (including the cost of required renovations or concessions to tenants) may be less favorable to us than current lease terms. Increased competition for tenants may require us to make capital improvements to properties which we would not have otherwise planned to make. In addition, we face competition from alternate forms of retailing, including home shopping networks, mail order catalogues and on-line based shopping services, which may limit the number of retail tenants that desire to seek space in shopping center properties generally. If we are unable to re-let substantial amounts of vacant space promptly, if the rental rates upon a renewal or new lease are significantly lower than expected, or if reserves for costs of re-letting prove inadequate, than our earnings and cash flow will decrease.

Tax Matters

      We first elected to qualify as a REIT for our tax year ended December 31, 1988. Our policy has been and is to operate in such a manner as to qualify as a REIT for federal income tax purposes. If we so qualify, then we will generally not be subject to corporate income tax on amounts we pay as distributions to our shareholders. For any tax year in which we do not meet the requirements qualifying as a REIT, we will be taxed as a corporation.

      The requirements for qualification as a REIT are contained in sections 856 through 860 of the Internal Revenue Code and applicable provisions of the Treasury Regulations. Among other requirements, at the end of each fiscal quarter, at least 75% of the value of our total assets must consist of real estate assets (including interests in mortgages on real property and interests in other REITs) as well as cash, cash items and government securities. There are also limitations on the amount of certain types of securities we can hold. Additionally, at least 75% of our gross income for the tax year must be derived from certain sources, which include “rents from real property,” and interest on loans secured by mortgages on real property. An additional 20% of our gross income must be derived from these same sources or from dividends and interest from any source gains from the sale or other disposition of stock or securities or any combination of the foregoing. We are also generally required to distribute annually at least 90% of our “REIT taxable income” (as defined in the Internal Revenue Code) to our shareholders.

      During the third quarter of 1994, we held more than 25% of the value of our total assets in short-term Treasury Bill reverse repurchase agreements, which could be viewed as non-qualifying assets for purposes of applying the 75% asset test described in the immediately preceding paragraph. We requested that the Internal Revenue Service, also known as the IRS, enter into a closing agreement with us that our ownership of the short-term Treasury Bill reverse repurchase agreements will not adversely affect our status as a REIT. The IRS deferred any action relating to this issue pending the further examination of our taxable years ended December 31, 1991, through 1994. As discussed below, the field examination has since been completed and the IRS has proposed to disqualify us as a REIT for our taxable year ended December 31, 1994, based on our ownership of the short-term Treasury Bill reverse repurchase agreements. Our former tax counsel, Battle Fowler LLP, had rendered an opinion on March 6, 1996, that our investment in the short-term Treasury Bill reverse repurchase agreements would not adversely affect our REIT status. This opinion, however, is not binding upon the IRS or any court.

      In connection with the incorporation and distribution of all of the shares of Atlantic Realty Trust in May 1996, we entered into a tax agreement with Atlantic under which Atlantic assumed all our tax liability arising out of the IRS’ then ongoing examination, excluding any tax liability relating to any actions or events occurring, or any tax return position taken, after May 10, 1996, but including liabilities for additions to tax, interest, penalties and costs relating to covered taxes. Under the tax agreement, a group of our Trustees consisting of Stephen R. Blank, Arthur Goldberg and Joel Pashcow, has the right to control, conduct and effect the settlement of any claims for taxes for which Atlantic assumed liability. Accordingly, Atlantic does not have any control as to the timing of the resolution or disposition of any such claims. In addition, the tax agreement provides that, to the extent any tax which Atlantic is obligated to pay under the tax agreement can be avoided through the declaration of a “deficiency dividend” (that is, our declaration and payment of a distribution that is permitted to relate back to the year for which the IRS determines a deficiency in order to satisfy the requirement for REIT qualification that we distribute a certain minimum amount of our “REIT taxable income” for such year), we will make, and Atlantic will reimburse us for the amount of such deficiency dividend.

      In addition to examining our taxable years ended December 31, 1991, through 1994, the IRS examined our taxable year ended December 31, 1995. The IRS revenue agent issued an examination report on March 1, 1999 (which is hereinafter referred to as the “First Report”). As previously noted, the First Report proposes to disqualify us as a REIT for our taxable year ended December 31, 1994, based on our ownership of the short-term Treasury Bill reverse repurchase agreements. In addition, the First Report proposes to adjust our “REIT taxable income” for our taxable years ended December 31, 1991, 1992, 1993, and 1995. In this regard, we and Atlantic received an opinion from special tax counsel, Wolf, Block, Schorr and Solis-Cohen, on

March 25, 1996, that, to the extent there is a deficiency in our “REIT taxable income” for our taxable years ended December 31, 1991, through 1994, and provided we timely make a deficiency dividend, our status as a REIT for those taxable years would not be affected. The First Report acknowledges that we may avoid disqualification for failure to meet the distribution requirement with respect to a year for which our income is increased can be avoided by payment of a deficiency dividend. However, the First Report notes that the payment of a deficiency dividend cannot cure our disqualification as a REIT for the taxable year ended December 31, 1994, based on our ownership of the short-term Treasury Bill reverse repurchase agreements.

      We believe that most of the positions set forth in the First Report are unsupported by the facts and applicable law. Accordingly, on April 30, 1999, we filed a protest with the Appeals Office of the IRS to contest most of the positions set forth in the First Report. The Appeals Officer returned the case file to the revenue agent for further development. On October 29, 2001, the revenue agent issued a new examination report (which is hereinafter referred to as the “Second Report”) that arrived at very much the same conclusions as the First Report. We filed a protest of the Second Report with the IRS on November 29, 2001, and expect to have a meeting with the appellate conferee in the near future. If a satisfactory result cannot be obtained through the administrative appeals process, judicial review of the determination is available to us. In addition, the IRS is currently conducting an examination of us for the taxable years ended December 31, 1996, and 1997, and of our operating partnership for the taxable years ended December 31, 1997, and 1998.

      If, notwithstanding the above-described opinions of legal counsel, the IRS successfully challenges our status as a REIT for any taxable year, we will be able to re-elect REIT status commencing with the fifth succeeding taxable year (or possibly an earlier taxable year if we meet certain relief provisions under the Internal Revenue Code).

      In the notes to the consolidated financial statements made part of Atlantic’s most recent quarterly report on Form 10-Q filed with the Securities and Exchange Commission for the quarter ended September 30, 2001, Atlantic has disclosed its liability for the tax deficiencies (and interest and penalties, tax deficiencies) proposed to be assessed against us by the IRS for the taxable years ended December 31, 1991, through 1995, as reflected in each of the First Report and Second Report. We believe, but can provide no assurance, that Atlantic currently has sufficient assets to pay such tax deficiencies, interest and penalties. According to the quarterly report on Form 10-Q filed by Atlantic for its quarter ended September 30, 2001, Atlantic had net assets on September 30, 2001 of approximately $60 million (as determined pursuant to the liquidation basis of accounting). If the amount of tax, interest and penalties assessed against us ultimately exceeds the amounts proposed in each of the First Report and the Second Report, however, because interest continues to accrue on the proposed tax deficiencies, if additional tax deficiencies are proposed or for any other reason, than Atlantic may not have sufficient assets to reimburse us for all amounts we must pay to the IRS, and we would be required to pay the difference out of our own funds. Accordingly, the ultimate resolution of any controversy over tax liabilities covered by the above-described tax agreement may have a material adverse effect on our financial position, results of operations or cash flows, including if we are required to distribute deficiency dividends to our shareholders and/or pay additional taxes, interest and penalties to the IRS in amounts that exceed the value of Atlantic’s net assets. Moreover, the IRS may assess us with taxes that Atlantic is not required under the above-described tax agreement to pay, such as taxes arising from the recently-commenced examination of us for the taxable years ended December 31, 1996, and 1997, and of our operating partnership for the taxable years ended December 31, 1997, and 1998. There can be no assurance, therefore, that the IRS will not assess us with substantial taxes, interest and penalties which Atlantic cannot, is not required to, or otherwise does not pay.

Environmental Matters

      Under various Federal, state and local laws, ordinances and regulations relating to the protection of the environment (“Environmental Laws”), a current or previous owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances disposed, stored, released, generated, manufactured or discharged from, on, at, onto, under or in such property. Environmental Laws often impose such liability without regard to whether the owner or operator knew of, or was responsible for, the presence or release of such hazardous or toxic substance. The presence of such substances, or the failure to properly remediate such substances when present, released or discharged, may adversely affect the owner’s ability to sell or rent such property or to borrow using such property as collateral. The cost of any required remediation and the liability of the owner or operator therefore as to any property is generally not limited under such Environmental Laws and could exceed the value of the property and/or the aggregate assets of the owner or operator. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the cost of removal or remediation of such substances at a disposal or treatment facility, whether or not such facility is owned or operated by such persons. In addition to any action required by Federal, state or local authorities, the presence or release of hazardous or toxic substances on or from any property could result in private plaintiffs bringing claims for personal injury or other causes of action.

      In connection with ownership (direct or indirect), operation, management and development of real properties, we may be potentially liable for remediation, releases or injury. In addition, Environmental Laws impose on owners or operators the requirement of on-going compliance with rules and regulations regarding business-related activities that may affect the environment. Such activities include, for example, the ownership or use of transformers or underground tanks, the treatment or discharge of waste waters or other materials, the removal or abatement of asbestos-containing materials (“ACMs”) or lead-containing paint during renovations or otherwise, or notification to various parties concerning the potential presence of regulated matter, including ACMs. Failure to comply with such requirements could result in difficulty in the lease or sale of any affected property and/or the imposition of monetary penalties, fines or other sanctions in addition to the costs required to attain compliance. Various of our properties have or may contain ACMs or underground storage tanks (“USTs”); however, except as set forth below we are not aware of any potential environmental liability which could reasonably be expected to have a material impact on our financial position or results of operations. No assurance can be given that future laws, ordinances or regulations will not impose any material environmental requirement or liability, or that a material adverse environmental condition does not otherwise exist.

      There was a release of approximately 2,300 gallons of gasoline from a product line break in August 1986 and a release of approximately 1,200 gallons of gasoline from a delivery line break in October 1991 at a gasoline station located at Jackson Crossing. A release of gasoline was also discovered in 1987 at a time of removal of USTs from a gasoline station located adjacent to Lake Orion Plaza. Subsequent investigations indicated that levels of contamination exist in the ground water under such properties. Certain of our affiliates, jointly and severally, have agreed to indemnify us, the Operating Partnership and their respective subsidiaries and affiliates for any and all damages arising from or in connection with such environmental conditions at the Jackson Crossing and Lake Orion Plaza properties.

Item 2. Properties

      Our properties are located in twelve states primarily throughout the midwestern, southeastern and mid-Atlantic regions of the United States as follows:

		Annualized Base
	Number of	Rental At	Company
State	Properties	December 31, 2001(1)	Owned GLA

Michigan	22	$30,310,225	4,093,003
Florida	10	7,712,973	1,197,579
Tennessee	6	4,515,576	806,590
Georgia	4	3,213,370	547,331
Ohio	4	6,621,321	786,696
North Carolina	3	3,194,857	544,627
South Carolina	2	2,561,631	433,588
New Jersey	1	2,716,554	224,138
Wisconsin	2	3,963,058	538,413
Virginia	1	2,556,412	240,042
Alabama	1	787,937	126,701
Maryland	1	1,416,244	250,016

Total	57	$69,570,158	9,788,724

      The above table includes eight properties owned by joint ventures in which we have an equity investment.

      Our properties, by type of center, consist of the following:

		Annualized Base
	Number of	Rental At	Company
Type of Tenant	Properties	December 31, 2001(1)	Owned GLA

Community centers	56	$66,479,642	9,405,580
Enclosed regional mall	1	3,090,516	383,144

Total	57	$69,570,158	9,788,724

(1)	“Annualized Base Rental Revenue” is equal to December 2001 base rental revenues multiplied by 12.

      Additional information regarding the Properties is included in the Property Schedule on the following pages.

RAMCO-GERSHENSON PROPERTIES TRUST

PROPERTY SCHEDULE

			Year Opened or
			Acquired/ Year		Company	Company
			of Latest	Anchor	Owned	Owned
			Renovation or	Owned	Anchor	Tenant
Property	Location	Type of Property	Expansion(3)	GLA	GLA	GLA

Alabama
Cox Creek Plaza	Florence, AL	Community Center	1997/2000		92,901	33,800
Florida
Crestview Corners	Crestview, FL	Community Center	1997/1993		79,603	32,015
Lantana Plaza	Lantana, FL	Community Center	1993/NA		40,275	61,347
Naples Towne Centre	Naples, FL	Community Center	1983/NA	104,577	21,000	23,152
Pelican Plaza	Sarasota, FL	Community Center	1997/NA		35,768	70,105
Rivertowne Square(6)	Deerfield Beach, FL	Community Center	1998/NA		70,948	65,699
Shenandoah Square(10)	Davie, FL	Community Center	2001		42,112	77,220
Shoppes of Lakeland	Lakeland, FL	Power Center	1996/NA		50,000	12,046
Southbay Fashion Center	Osprey, FL	Community Center	1998/NA		31,700	64,990
Sunshine Plaza	Tamarac, FL	Community Center	1991/1998		162,054	71,069
Village Lakes Shopping Center	Land O’ Lakes, FL	Community Center	1997/NA		125,141	61,335
Georgia
Conyers Crossing	Conyers, GA	Community Center	1998/NA		138,915	31,560
Holcomb Center	Alpharetta, GA	Community Center	1996/NA		39,668	66,835
Indian Hills	Calhoun, GA	Community Center	1997/NA		97,930	35,200
Mays Crossing	Stockbridge, GA	Community Center	1997/1986		100,183	37,040
Maryland
Crofton Plaza	Crofton, MD	Community Center	1991/NA		181,039	68,977

[Additional columns below]

[Continued from above table, first column(s) repeated]

					% of
					Total
				Company	Company
			% of	Owned	Owned
	Total	Total	Total	GLA	GLA
	Shopping	Company	Company	Leased	Leased
	Center	Owned	Owned	as of	as of
Property	GLA	GLA	GLA	12/31/01	12/31/01	Anchors(11)

Alabama
Cox Creek Plaza	126,701	126,701	1.3%	113,801	89.8%	Goody’s
						Old Navy
						Toys ’R Us
Florida
Crestview Corners	111,618	111,618	1.1%	106,818	95.7%	Fleming Foods
						Wal-Mart(4)
Lantana Plaza	101,622	101,622	1.0%	95,547	94.0%	Publix
Naples Towne Centre	148,729	44,152	0.4%	44,152	100.0%	Florida Food & Drug(1)
						Kmart(1)
Pelican Plaza	105,873	105,873	1.1%	101,323	95.7%	Linens ’N Things
Rivertowne Square(6)	136,647	136,647	1.4%	127,200	93.1%	Office Depot
						Winn-Dixie
Shenandoah Square(10)	119,332	119,332	1.2%	106,132	88.9%	Publix
						Walgreens
Shoppes of Lakeland	62,046	62,046	.6%	62,046	100.0%	Service Merchandise(12)
Southbay Fashion Center	96,690	96,690	1.0%	72,544	75.0%	Jacobson’s
						Ethan Allen
						Eckerd Drugs
Sunshine Plaza	233,123	233,123	2.4%	214,294	91.9%	Old Time Pottery
						Publix
						Price Cutters
Village Lakes Shopping Center	186,476	186,476	1.9%	179,476	96.2%	Kash ’N Karry Food Store
						Wal-Mart
Georgia
Conyers Crossing	170,475	170,475	1.7%	170,475	100.0%	Hobby Lobby
						Kmart
Holcomb Center	106,503	106,503	1.1%	103,653	97.3%	A & P(5)
Indian Hills	133,130	133,130	1.4%	127,880	96.1%	Ingles Grocery
						Wal-Mart(4)
Mays Crossing	137,223	137,223	1.4%	129,123	94.1%	Ingles Grocery(5)
						Wal-Mart(4)
Maryland
Crofton Plaza	250,016	250,016	2.6%	245,053	98.0%	Basic’s Supermarket
						Kmart

			Year Opened or
			Acquired/ Year		Company	Company
			of Latest	Anchor	Owned	Owned
			Renovation or	Owned	Anchor	Tenant
Property	Location	Type of Property	Expansion(3)	GLA	GLA	GLA

Michigan
Auburn Mile	Auburn Hills, MI	Power Center	2000/NA	61,970	532,137	6,314
Clinton Valley Mall	Sterling Heights, MI	Community Center	1979/1999		55,175	88,567
Clinton Valley Strip	Sterling Heights, MI	Community Center	1979/NA	50,000	0	44,360
Eastridge Commons	Flint, MI	Community Center	1990/1997	101,909	124,203	45,637
Edgewood Towne Center	Lansing, MI	Power Center	1990/1992	209,272	23,524	62,233
Ferndale Plaza	Ferndale, MI	Community Center	1984/NA		0	30,916
Fraser Shopping Center	Fraser, MI	Community Center	1983/NA		52,784	23,915
Jackson Crossing	Jackson, MI	Regional Mall	1990/2000	254,243	171,037	212,107
Jackson West	Jackson, MI	Community Center	1996/1999		194,484	15,837
Kentwood Towne Center(2)	Kentwood, MI	Power Center	1989/NA	101,909	122,390	61,265
Lake Orion Plaza	Lake Orion, MI	Community Center	1977/NA		114,574	14,878
Madison Center	Madison Heights, MI	Community Center	1997/2000		167,830	58,658
New Towne Plaza	Canton, MI	Community Center	1976/1998		91,122	80,668
Oakbrook Square	Flint, MI	Community Center	1989/NA		57,160	83,057
Roseville Plaza	Roseville, MI	Community Center	1983/1994		211,166	84,821
Southfield Plaza	Southfield, MI	Community Center	1983/1999		128,358	37,660
Southfield Plaza Expansion(2)	Southfield, MI	Community Center	1985/NA		0	19,410
Taylor Plaza	Taylor, MI	Single Tenant Retail	1996/NA		122,374	0
Tel-Twelve Center	Southfield, MI	Power Center	1983/1997		328,537	120,639
West Acres Commons(10)	Flint, MI	Community Center	2001		59,889	35,200
West Oaks I	Novi, MI	Power Center	1981/1998		226,839	15,324

[Additional columns below]

[Continued from above table, first column(s) repeated]

					% of
					Total
				Company	Company
			% of	Owned	Owned
	Total	Total	Total	GLA	GLA
	Shopping	Company	Company	Leased	Leased
	Center	Owned	Owned	as of	as of
Property	GLA	GLA	GLA	12/31/01	12/31/01	Anchors(11)

Michigan
Auburn Mile	600,421	538,451	5.5%	538,451	100%	Best Buy(1)
						Costco
						Ethan Allen(1)
						Jo-Ann Etc.
						Meijer
						Target
Clinton Valley Mall	143,742	143,742	1.5%	96,665	67.2%	Office Depot

						DSW Shoe Warehouse
Clinton Valley Strip	94,360	44,360	0.5%	44,360	100.0%	Service Merchandise(1)
Eastridge Commons	271,749	169,840	1.7%	166,725	98.2%	Farmer Jack
						Staples
						Target(1)
						TJ Maxx
Edgewood Towne Center	295,029	85,757	0.9%	85,757	100.0%	OfficeMax
						Sam’s Club(1)
						Target(1)
Ferndale Plaza	30,916	30,916	0.3%	27,431	88.7%	Old Navy
Fraser Shopping Center	76,699	76,699	0.8%	71,735	93.5%	Oakridge Market
						Rite-Aid
Jackson Crossing	637,387	383,144	3.9%	360,253	94.0%	Best Buy
						Kohl’s Department Store
						Sears(1)
						Target(1)
						Toys ’R Us
Jackson West	210,321	210,321	2.1%	210,321	100.0%	Circuit City
						Lowe’s
						OfficeMax
						Michaels
Kentwood Towne Center(2)	285,564	183,655	1.9%	181,655	98.9%	Kmart(7)
						OfficeMax
						Target(1)
Lake Orion Plaza	129,452	129,452	1.3%	128,252	99.1%	Farmer Jack (A&P)
						Kmart
Madison Center	226,488	226,488	2.3%	223,988	98.9%	Dunham’s
						Kmart
New Towne Plaza	171,790	171,790	1.8%	171,790	100.0%	Kohl’s Department Store
Oakbrook Square	140,217	140,217	1.4%	129,217	92.2%	Kids ’R Us
						TJ Maxx
Roseville Plaza	295,987	295,987	3.0%	270,851	91.5%	Marshall’s
						Service Merchandise
						Wal-Mart
Southfield Plaza	166,018	166,018	1.7%	160,673	96.8%	Burlington Coat Factory
						Marshall’s
						F&M Drugs
Southfield Plaza Expansion(2)	19,410	19,410	0.2%	17,610	90.7%	None
Taylor Plaza	122,374	122,374	1.3%	122,374	100.0%	Kmart
Tel-Twelve Center	449,176	449,176	4.6%	349,439	78.3%	Circuit City
						Kmart
						Media Play
						Office Depot
West Acres Commons(10)	95,089	95,089	1.0%	89,409	94.0%	Farmer Jack (A&P)
West Oaks I	242,163	242,163	2.5%	242,163	100.0%	Circuit City
						Designer Shoe Warehouse
						Kmart (land lease)(1)
						OfficeMax
						Service Merchandise(12)

			Year Opened or
			Acquired/ Year		Company	Company
			of Latest	Anchor	Owned	Owned
			Renovation or	Owned	Anchor	Tenant
Property	Location	Type of Property	Expansion(3)	GLA	GLA	GLA

West Oaks II	Novi, MI	Power Center	1987/2000	220,097	90,753	77,201
New Jersey
Chester Springs(6)	Chester, NJ	Community Center	1994/1999		81,760	142,378
North Carolina
Hickory Corners	Hickory, NC	Community Center	1997/1999		118,402	59,117
Holly Springs Plaza	Franklin, NC	Community Center	1997/1992		124,484	31,100
Ridgeview Crossing	Elkin, NC	Community Center	1997/1995		168,659	42,865
Ohio
Crossroads Centre(9)	Rossford, OH	Power Center	2001/NA		381,291	62,322
OfficeMax Center	Toledo, OH	Single Tenant Retail	1994/NA		22,930	0
Spring Meadows Place	Holland, OH	Power Center	1987/1997	275,372	54,071	135,645
Troy Towne Center	Troy, OH	Community Center	1990/1996	90,921	61,000	69,437
South Carolina
Edgewood Square	North Augusta, SC	Community Center	1997/1995		207,829	20,375
Taylors Square	Greenville, SC	Community Center	1997/1995		174,624	30,760
Tennessee
Cumberland Gallery	New Tazewell, TN	Community Center	1997/NA		73,304	24,851
Highland Square	Crossville, TN	Community Center	1997/NA		131,126	40,420
Northwest Crossing	Knoxville, TN	Community Center	1997/1995		217,443	43,264
Northwest Crossing II	Knoxville, TN	Single Tenant	1999		23,500	0
Stonegate Plaza	Kingsport, TN	Community Center	1997/1993		127,042	11,448
Tellico Plaza	Lenoir City, TN	Community Center	1997/NA		94,805	19,387
Virginia
Aquia Towne Center	Stafford, VA	Community Center	1998/NA		117,195	122,847

[Additional columns below]

[Continued from above table, first column(s) repeated]

					% of
					Total
				Company	Company
			% of	Owned	Owned
	Total	Total	Total	GLA	GLA
	Shopping	Company	Company	Leased	Leased
	Center	Owned	Owned	as of	as of
Property	GLA	GLA	GLA	12/31/01	12/31/01	Anchors(11)

West Oaks II	388,051	167,954	1.7%	157,657	93.9%	Kmart(1), (7)
						Kids ’R Us(1)
						Kohl’s Department Store(1)
						Marshall’s
						JoAnn etc.
						Toys ’R Us(1)
New Jersey
Chester Springs(6)	224,138	224,138	2.3%	221,803	99.0%	Shop-Rite Supermarket
						Staples
North Carolina
Hickory Corners	177,519	177,519	1.8%	166,969	94.1%	Food Lion Grocery
						OfficeMax
						Wal-Mart(4)
Holly Springs Plaza	155,584	155,584	1.6%	152,384	97.9%	Ingles Grocery
						Wal-Mart
Ridgeview Crossing	211,524	211,524	2.2%	210,024	99.3%	Belk Department Store
						Ingles Grocery
						Wal-Mart
Ohio
Crossroads Centre(9)	443,613	443,613	4.5%	443,613	100%	Home Depot
						Target
						Giant Eagle
						Michael’s
						Linen ’N Things
OfficeMax Center	22,930	22,930	0.2%	22,930	100.0%	OfficeMax
Spring Meadows Place	465,088	189,716	1.9%	180,619	95.2%	Dick’s Sporting Goods
						Kroger
						OfficeMax
						Service Merchandise(1)
						Target(1)
						TJ Maxx
Troy Towne Center	221,358	130,437	1.3%	121,987	93.5%	County Market(5)
						Sears Hardware
						Wal-Mart(1)
South Carolina
Edgewood Square	228,204	228,204	2.3%	223,404	97.9%	Bi-Lo Grocery
						Goody’s Family Clothing
						Wal-Mart
Taylors Square	205,384	205,384	2.1%	205,384	100.0%	Wal-Mart
						Tags(5)
Tennessee
Cumberland Gallery	98,155	98,155	1.0%	95,455	97.2%	Ingles Grocery
						Wal-Mart
Highland Square	171,546	171,546	1.8%	171,546	100.0%	Kroger
						Wal-Mart(4)
Northwest Crossing	260,707	260,707	2.7%	258,632	99.2%	Goody’s Family Clothing
						Ingles Grocery(5)
						Wal-Mart
Northwest Crossing II	23,500	23,500	0.2%	23,500	100.0%	OfficeMax
Stonegate Plaza	138,490	138,490	1.4%	138,490	100.0%	Food Lion Grocery
						Wal-Mart
Tellico Plaza	114,192	114,192	1.2%	114,192	100.0%	Bi-Lo Grocery
						Wal-Mart(4)
Virginia
Aquia Towne Center	240,042	240,042	2.5%	231,342	96.4%	Big Lots
						Shoppers Food Warehouse

			Year Opened or
			Acquired/ Year		Company	Company
			of Latest	Anchor	Owned	Owned
			Renovation or	Owned	Anchor	Tenant
Property	Location	Type of Property	Expansion(3)	GLA	GLA	GLA

Wisconsin
East Town Plaza(6)	Madison, WI	Community Center	1992/1999	132,995	144,685	64,274
West Allis Town Centre	West Allis, WI	Community Center	1987/NA		216,474	112,980

Total				1,603,265	6,724,197	3,064,527

[Additional columns below]

[Continued from above table, first column(s) repeated]

					% of
					Total
				Company	Company
			% of	Owned	Owned
	Total	Total	Total	GLA	GLA
	Shopping	Company	Company	Leased	Leased
	Center	Owned	Owned	as of	as of
Property	GLA	GLA	GLA	12/31/01	12/31/01	Anchors(11)

Wisconsin
East Town Plaza(6)	341,954	208,959	2.1%	195,827	93.7%	Borders
						Burlington
						Jo-Ann
						Marshall’s
						Shopco(1)
						Toys ’R Us(1)
West Allis Town Centre	329,454	329,454	3.4%	325,454	98.8%	Kmart(8)
						Kmart
						Kohl’s Supermarket/(A&P)(5)

Total	11,391,989	9,788,724	100.0%	9,349,848	95.5%

(1)	Anchor-owned store.
(2)	50% general partner interest.
(3)	Represents year opened or acquired/year of latest renovation or expansion. These dates do not included years in which tenant improvements were made to the properties.
(4)	Wal-Mart currently is not occupying its leased premises in this shopping center but remains obligated to pay under the terms of the related lease agreement. The space leased by Wal-Mart has been subleased to third parties.
(5)	The tenant has vacated the space but is still obligated to pay rent.
(6)	25% joint venture interest.
(7)	Builder’s Square lease which is guaranteed by Kmart and sublet to third parties.
(8)	Builder’s Square lease which is guaranteed by Kmart but which was rejected by Kmart in January 2002.
(9)	10% joint venture interest.
(10)	40% joint venture interest.
(11)	We define anchor tenants as single tenants which lease 19,000 square feet or more at a property.
(12)	Service Merchandise currently is partially occupying its leased premises in this location but remains obligated to pay under the terms of the related lease agreement. The portion of the space not occupied by Service Merchandise has been subleased to third parties.

Tenant Information

      The following table sets forth, as of December 31, 2001, information regarding space leased to tenants which in each case, individually account for more than 2% of total annualized base rental revenue from our properties.

			% of
	Total	Annualized	Annualized	Aggregate	% of Total
	Number of	Base Rental	Base Rental	GLA Leased	Company
Tenant	Stores	Revenue(1)	Revenue	by Tenant	Owned GLA

Wal-Mart	15	$6,074,806	8.73%	1,382,031	14.12%
Kmart	10	4,242,048	6.10%	1,011,846	10.34%
A&P/Farmer Jack	5	2,405,664	3.46%	252,280	2.58%
OfficeMax	8	2,036,745	2.93%	185,301	1.89%
Circuit City	3	1,469,481	2.11%	100,439	1.03%
Jo-Ann Fabric	6	1,457,457	2.09%	153,758	1.57%
TJ Maxx/Marshalls	7	1,434,792	2.06%	199,406	2.04%

(1)	“Annualized Base Rental Revenue” is equal to December 2001 base rental revenue multiplied by 12.

      Approximately 420,000 square feet of GLA at six of our shopping centers is leased to Wal-Mart, but not currently occupied by Wal-Mart, although Wal-Mart remains obligated under the respective lease agreements. The leases for the six Wal-Mart properties expire between 2004 and 2009. Wal-Mart has entered into various subleases, with sub-tenants currently occupying approximately 289,000 of the 420,000 square feet of GLA.

      Two of our tenants, Kmart Corporation and Jacobson Stores Inc., filed for Chapter 11 bankruptcy protection during January 2002. Jacobson is an anchor tenant at one of our shopping centers, with a total annualized base rent at December 31, 2001 of approximately $158,000. Kmart is our second largest tenant (based on the percentage of our total annualized base rent) and leases ten locations with a total annualized base rent at December 31, 2001 of approximately $4,242,000. Builders Square is the lessee of two of these ten locations under lease guaranteed by Kmart. Kmart has rejected the lease guarantee for one of these locations, which is presently vacant. The other Builders Square location has been subleased to two subtenants. The eight other Kmart leases are located in major metropolitan markets. On March 8, 2002, Kmart announced its intention to close 284 stores, including three stores leased from us. Kmart will continue to be obligated under the leases for these stores unless it rejects the leases as part of its bankruptcy proceedings. Since we believe the lease rates for these lease locations are below current market rates, we do not expect that a rejection of these leases would have a material adverse effect on us.

      On March 29, 1999, Service Merchandise (“Service”), a tenant at three of our properties, Roseville Plaza, West Oaks Shopping Center and Shoppes of Lakeland, filed for Chapter 11 bankruptcy protection. Service announced on January 4, 2002, that it will liquidate all assets including the disposition of their leasehold interests. This liquidation may result in an alternative tenant assuming the obligations of the leases and operating in lieu of Service. On an annual basis, Service pays approximately $751,064 in annualized base rent for the three properties.

      The following table sets forth the total GLA leased to anchors, retail tenants, and available space, in the aggregate, of our properties as of December 31, 2001:

	Annualized	% of Annualized	Aggregate	% of Total
	Base Rental	Base Rental	GLA Leased	Company
Type of Tenant	Revenue(1)	Revenue	by Tenant	Owned GLA

Anchor	$39,121,112	56.2%	6,646,756	67.9%
Retail (non-anchor)	30,449,045	43.8%	2,703,092	27.6%
Available	—	—	438,876	4.5%

Total	$69,570,157	100.0%	9,788,724	100.0%

(1)	“Annualized Base Rental Revenue” is equal to December 2001 base rental revenue multiplied by 12.

      The following table sets forth as of December 31, 2001, the total GLA leased to national, regional and local tenants, in the aggregate, of our properties.

	Annualized	% of Annualized	Aggregate	% of Total
	Base Rental	Base Rental	GLA Leased	Company
Type of Tenant	Revenue(1)	Revenue	by Tenant	Owned GLA

National	$45,356,192	65.2%	6,431,995	68.8%
Local	15,297,885	22.0%	1,498,648	16.0%
Regional	8,916,080	12.8%	1,419,205	15.2%

Total	$69,570,157	100.0%	9,349,848	100.0%

(1)	“Annualized Base Rental Revenue” is equal to December 2001 base rental revenue multiplied by 12.

      The following table sets forth lease expirations for the next five years at our properties assuming that no renewal options are exercised.

				% of
				Annualized		% of Total
		Average Base	Annualized	Base Rental	Leased	Company
		Rental Revenue per	Base Rental	Revenue as of	Company	Owned GLA
	No. of	sq. ft. as of	Revenue as of	12/31/01	Owned GLA	Represented
Lease	Leases	12/31/01 Under	12/31/01 Under	Represented by	Expiring	by Expiring
Expiration	Expiring	Expiring Leases	Expiring Leases(1)	Expiring Leases	(in square feet)	Leases

2002	133	$10.75	$4,127,436	5.9%	384,094	4.1%
2003	160	$10.14	$6,586,570	9.5%	649,312	6.9%
2004	160	$7.85	$6,543,384	9.4%	833,619	8.9%
2005	119	$8.95	$6,886,696	9.9%	769,279	8.2%
2006	113	$7.47	$6,444,180	9.3%	863,115	9.2%

(1)	“Annualized Base Rental Revenue” is equal to December 2001 base rental revenue multiplied by 12.

Item 3. Legal Proceedings

      There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, against or involving us or our properties.

Item 4. Submission of Matters to a Vote of Security Holders

      During the fourth quarter of 2001, no matters were submitted for a vote of our stockholders.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

      Market Information — Our Common Shares are currently listed and traded on the New York Stock Exchange (“NYSE”) under the symbol “RPT”. On March 6, 2002, the last reported sales price of the Shares on the NYSE was $17.75.

      The following table shows high and low closing prices per share for each quarter in 2000 and 2001.

	Share Price

Quarter Ended	High	Low

March 31, 2000	$14.875	$12.375
June 30, 2000	15.875	13.500
September 30, 2000	15.562	13.875
December 31, 2000	14.750	12.937
March 31, 2001	$15.00	$13.25
June 30, 2001	17.55	13.70
September 30, 2001	18.15	14.33
December 31, 2001	17.57	16.05

      Holders — The number of holders of record of the Common Shares was 2,721 as of March 6, 2002.

      Dividends — Under the Code, a REIT must meet certain requirements, including a requirement that it distribute annually to its shareholders at least 90 percent of its taxable income. Dividend distributions per common share for the years ended December 31, 2001 and 2000, are summarized as follows.

      We declared the following cash distributions per share to common shareholders for the year ended December 31, 2000:

	Dividend
Record Date	Distribution	Payment Date

March 31, 2000	$.42	April 18, 2000
June 30, 2000	$.42	July 18, 2000
September 30, 2000	$.42	October 17, 2000
December 31, 2000	$.42	January 16, 2001

      We declared the following cash distributions per share to common shareholders for the year ended December 31, 2001:

	Dividend
Record Date	Distribution	Payment Date

March 31, 2001	$.42	April 17, 2001
June 30, 2001	$.42	July 17, 2001
September 30, 2001	$.42	October 16, 2001
December 31, 2001	$.42	January 15, 2002

      Distributions paid by us are at the discretion of the Board of Trustees and depend on a number of factors, including our cash flow, financial condition and capital requirements, the annual distribution requirements necessary to maintain its status as a REIT under the Code, and such other factors as the Board of Trustees deems relevant.

      We have a Dividend Reinvestment Plan (the “DRP Plan”) which allows shareholders to acquire additional Common Shares by automatically reinvesting cash dividends. Shares are acquired pursuant to the DRP Plan at a price equal to the prevailing market price of such Shares, without payment of any brokerage commission or service charge. Shareholders who do not participate in the Plan continue to receive cash distributions, as declared.

      In December 1999, the Board of Trustees approved the repurchase, at management’s discretion, of up to $10,000,000 of our common stock. The program allows us to repurchase our common stock from time to time in the open market and/or in negotiated transactions. As of December 31, 2001, we purchased and retired 133,300 shares of our common stock under this program at a cost of $1,900,000.

Item 6.	Selected Financial Data (In thousands, except per share data and number of properties)

      The following table sets forth selected consolidated financial data for the Company and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.

	Year Ended December 31,

	2001	2000	1999	1998	1997

Operating Data (in thousands, except per share amounts):
Total revenue	$90,973	$88,532	$84,299	$76,755	$59,244
Operating income	13,303	13,969	15,984	12,413	12,856
Gain on sale of real estate	5,550	3,795	974
Net income before cumulative effect of change in accounting principle	13,863	13,020	11,839	8,658	9,198
Cumulative effect of change in accounting principle(1)		(1,264)
Net income	13,863	11,756	11,839	8,658	9,198
Preferred share dividends	3,360	3,360	3,407	1,614	278
Net income available to common shareholders	10,503	8,396	8,432	7,044	8,920
Per Common Share Data:
Earnings per share after cumulative effect of change in accounting principle:
Basic	$1.48	$1.17	$1.17	$0.99	$1.25
Diluted	1.47	1.17	1.17	0.98	1.25
Distributions to shareholders	$11,942	$12,091	$12,126	$11,970	$11,967
Weighted average basic shares outstanding	7,105	7,186	7,218	7,133	7,123
Weighted average diluted shares outstanding	7,125	7,187	7,218	7,165	7,148
Balance Sheet Data:
Cash and cash equivalents	$5,542	$2,939	$5,744	$4,550	$5,033
Accounts receivable, net	17,627	15,954	12,791	9,864	6,035
Investment in real estate (before accumulated depreciation)	557,349	557,995	542,955	535,980	473,213
Total assets	552,729	560,284	550,506	544,404	484,682
Mortgages and notes payable	347,275	354,008	337,552	328,248	295,618
Total liabilities	371,167	374,439	358,662	348,727	314,436
Minority interest	48,157	47,301	48,396	48,535	42,282
Shareholders equity	133,405	138,544	143,448	147,142	127,964

	Year Ended December 31,

	2001	2000	1999	1998	1997

Other Data:
Funds from operations — diluted(2)	$31,607	$30,126	$28,868	$24,330	$20,778
Funds available for distribution(3)	28,572	24,985	25,245	21,226	17,342
Cash provided by operating activities	24,556	17,126	23,954	16,794	17,026
Cash provided by (used in) investing activities	5,774	(12,779)	(10,703)	(38,280)	(153,183)
Cash (used in) provided by financing activities	(27,727)	(7,152)	(12,057)	21,003	137,649
Number of properties	57	56	54	54	50
Company owned GLA (in thousands)	9,789	10,043	9,213	9,029	8,372
Occupancy rate	95.5%	93.7%	93.0%	93.1%	93.6%

(1)	In 2000, we changed our method of accounting for percentage rental revenue in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.” See Note 12 in the accompanying financial statements.

(2)	Management generally considers funds from operations (“FFO”) an appropriate supplemental measure of financial performance because it is predicated on cash flow analyses. We have adopted the most recent National Association of Real Estate Investment Trusts (“NAREIT”) definition of FFO, which was amended effective January 1, 2000. Under the NAREIT definition, FFO represents income before minority interest, excluding extraordinary items, as defined under accounting principles generally accepted in the United States of America, gains on sales of depreciable property, plus real estate related depreciation and amortization (excluding amortization of financing costs), and after adjustments for unconsolidated partnerships and joint ventures. Our computation of FFO may, however, differ from the methodology for calculating FFO utilized by other real estate companies, and therefore, may not be comparable to these other real estate companies. FFO should not be considered an alternative to net income as an indication of our performance or to cash flows as a measure of liquidity or our ability to pay distributions. Furthermore, while net income and cash generated from operating, investing and financing activities, determined in accordance with accounting principles generally accepted in the United States of America, consider capital expenditures which have been and will be incurred in the future, the calculations of FFO does not.

(3)	Management defines funds available for distribution as diluted funds from operations, as defined above, less straight line rent and non-recoverable recurring capital expenditures, plus amortization of management contracts. Our computation of FAD may, however, differ from the methodology for calculating FAD utilized by other real estate companies, and therefore, may not be comparable to these other real estate companies. FAD should not be considered an alternative to net income as an indication of our performance or to cash flows as a measure of liquidity or our ability to pay distributions. Furthermore, while net income and cash generated from operating, investing and financing activities, determined in accordance with accounting principles generally accepted in the United States of America consider capital expenditures which have been and will be incurred in the future, the calculations of FAD does not.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      The following discussion should be read in conjunction with the consolidated financial statements, the notes thereto, and the comparative summary of selected financial data appearing elsewhere in this report. Dollars are in thousands, except per Share and per Unit amounts.

      This Form 10-K contains forward-looking statements with respect to the operation of certain of our properties. We believe the expectations reflected in the forward-looking statements made in this document are based on reasonable assumptions. Certain factors could occur that might cause actual results to vary. These include: our success or failure in implementing our business strategy; economic conditions generally and in the commercial real estate and finance markets specifically; our cost of capital, which depends in part on our asset quality, our relationships with lenders and other capital providers, our business prospects and outlook and general market conditions, and changes in governmental regulations, tax rates and similar matters, and other factors discussed elsewhere in this Form 10-K report filed with the Securities and Exchange Commission. The forward-looking statements are identified by terminology such as “may,” “will,” “should,” “believe,” “expect,” “estimate,” “anticipate,” “continue,” “predict” or similar terms. Although we believe that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those projected in the forward-looking statements.

Overview

      We are a fully integrated, self-administered and self-managed real estate investment trust that develops, acquires, manages and owns community centers in the midwestern, southeastern and mid-Atlantic regions of the United States. As of December 31, 2001, we had a portfolio of 57 shopping centers totaling approximately 11.4 million square feet of gross leaseable area located in 12 states. Our properties consist of 56 community shopping centers; nine of which are power centers and three of which are single tenant facilities. We also own one enclosed regional mall.

      Our operating results are dependent primarily upon rental income received from tenants under existing leases. Our future success is dependent in part on our ability to collect rental payments, maintain occupancy and increase rental rates as leases expire. An economic slowdown could result in increases in our overall vacancy rates or declines in the rent we can charge to re-lease properties upon expiration of current leases.

      Occupancy — Occupancy in 2001 increased for our overall portfolio with a breakdown by asset category as follows:

	2001	2000

Enclosed regional mall	94.0%	89.9%
Community centers	95.6	94.2
Portfolio summary	95.5%	93.7%

      Average Base Rents — Average base rents, per square foot, for the two portfolio categories at December 31, 2001 and 2000 were as follows:

			Percentage
	2001	2000	Increase

Enclosed regional mall	$8.58	$8.35	2.8%
Community centers	7.40	6.90	7.2%
Portfolio summary	$7.44	$7.04	5.7%

      Lease Renewals — We achieved the following in base rent for leases that were renewed during 2001:

	Per Square	Per Square	Percentage
	Foot Rent	Foot Rent	Increase
	Prior Lease	New Lease	(Decrease)	GLA

Enclosed regional mall	$13.19	$13.04	(1.2)%	6,679
Community centers	$7.22	$7.63	5.6%	318,857

      New Leases — For new leases entered into during 2001, we achieved the following increases in base rent:

	Per Square
	Foot Rent	Per Square	Percentage
	Portfolio	Foot Rent	Increase
	Average	New Lease	(Decrease)	GLA

Anchor	$5.89	$8.05	36.6%	416,129
Non-anchor	$11.26	$11.54	2.5%	250,263

Per Square
	Foot Rent	Per Square	Percentage
	Portfolio	Foot Rent	Increase
	Average	New Lease	(Decrease)	GLA

Enclosed regional mall	$—	$—	—%	—
Community centers	$7.45	$9.36	25.6%	666,392

Critical Accounting Policies

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements. It is our opinion that we fully disclose our significant accounting policies in the Notes to the Consolidated Financial Statements. Consistent with our disclosure policies we include the following discussion related to what we believe to be our most critical accounting policies that require our most difficult, subjective or complex judgment:

      Reserve for Bad Debts — We provide for bad debt expense based upon the reserve method of accounting. Historically we have provided approximately 0.5% of rental revenues as our annual bad debt reserve based on the level of bad debt we have experienced. Due to the economic downturn in the retail industry and the increase in the number of retail companies filing for bankruptcy protection (including Kmart Corporation during January 2002), we increased the bad debt expense to approximately 0.9% of rental revenue for the year ended December 31, 2001.

      We continuously monitor the collectability of our accounts receivable (billed, unbilled and straight-line) from tenants and based on our judgment, adjust the allowance for bad debts as necessary. It is our policy to cease recording rental income from tenants when we believe such amounts would be uncollectible. Management believes the allowance is adequate to absorb currently estimated bad debts. However, if we experience bad debts in excess of the reserves we have established, our operating income would be reduced.

      Bad debt expense amounted to $735, $330 and $559 for the three years ended December 31, 2001, 2000 and 1999, respectively.

      Revenue Recognition — Shopping center space is generally leased to retail tenants under leases which are accounted for as operating leases. We recognize minimum rents on the straight-line method over the terms of the leases, as required under Statement of Financial Accounting Standard No. 13. Certain of the leases also provide for additional revenue based on contingent percentage income which is recorded on an accrual basis once the specified target that triggers this type of income is achieved. The leases also typically provide for tenant recoveries of common area maintenance, real estate taxes and other operating expenses. These recoveries are recognized as revenue in the period the applicable costs are incurred.

      Straight line rental income was greater than the current amount required to be paid by our tenants by $2,135, $3,383 and $2,705 for the years ended December 31, 2001, 2000 and 1999, respectively. Accounts receivable include unbilled straight-line rent receivables of $10,560 at December 31, 2001 and $9,865 at December 31, 2000. Straight line rent receivable at December 31, 2001, includes approximately $1,997 due from Kmart Corporation.

      Real Estate — We record real estate assets at the lower of cost or fair value if impaired. Costs incurred for the acquisition development and construction of properties are capitalized. For redevelopment of an existing operating property, the undepreciated net book value plus the cost for the construction (including demolition costs) incurred in connection with the redevelopment are capitalized to the extent such costs do not exceed the estimated fair value when complete. To the extent such costs exceed the estimated fair value of such property, the excess is charged to expense.

      We evaluate the recoverability of our investment in real estate whenever events or changes in circumstances indicate that the carrying amount of an asset may be impaired. Our assessment of recoverability of our real estate assets includes, but is not limited to recent operating results, expected net operating cash flow and our plans for future operations. For the years ended, December 31, 2001, 2000 and 1999, none of our assets were considered impaired.

      During 2001, we have completed redevelopment projects aggregating approximately 212,300 square feet at a total cost of approximately $9,100 at three of our shopping centers (Conyers Crossing, Clinton Valley Mall and Roseville Plaza). We are currently expanding or redeveloping two shopping centers (Sunshine Plaza and Lantana Plaza) for a total cost of approximately $12,000.

      In 2002 we will begin the redevelopment of our Tel-Twelve shopping center from an enclosed regional mall to an open-air center for a total cost of approximately $17,000. In connection with the redevelopment, we will demolish approximately 20% of the Gross Leasable Area (133,000 square feet) of the shopping center and construct a 139,600 square foot building for a nationally recognized home improvement retailer.

      Other Assets — Other assets consist primarily of prepaid expenses, proposed development and acquisition costs, and financing and leasing costs which are amortized using the straight-line method over the terms of the respective agreements.

      Proposed development and acquisition costs amounted to $8,394 at December 31, 2001 and $5,190 at December 31, 2000, and included our investment of $5,140 in an entity that is currently developing a shopping center. The cost method is used to account for our investment in the entity because we do not have the ability to exercise significant influence over the investee’s operating and financial policies.

      Using our best estimates based on reasonable and supportable assumptions and projections, we review for impairment such assets whenever events or changes in circumstances indicate that the carrying amount of these assets might not be recoverable.

Result of Operations

Comparison of Year Ended December 31, 2001 to Year Ended December 31, 2000

      Total revenue increased 2.8% or $2,441 to $90,973 for the year ended December 31, 2001 as compared to $88,532 for the year ended December 31, 2000. Of the $2,441 increase, $815 was the result of increased minimum rents. The sale of White Lake MarketPlace and Athens Town Center in 2001 resulted in a reduction of $2,532 in minimum rents offset by a $3,347 increase in minimum rents in our portfolio when compared to the year ended December 31, 2000.

      Recoveries from tenants decreased $581, or 2.4% to $23,303 for the twelve months ended December 31, 2001, as compared to $23,884 for the twelve months ended December 31, 2000. The overall recovery ratio was 95.3% for the year ended December 31, 2001, compared to 97.3% for the year ended December 31, 2000. The decline in this ratio is a result of decreased occupancy during redevelopment of four shopping centers and the sale of White Lake MarketPlace and Athens Town Center.

      In January 2001, we sold White Lake MarketPlace to Pontiac Mall Limited Partnership for cash of $20,200, resulting in a gain on sale of approximately $5,300. Various executive officers/trustees of the Company are partners in that partnership. The property was offered for sale, utilizing the services of a national real estate brokerage firm, and we accepted the highest offer from an unrelated party. Subsequently the buyer cancelled the agreement. Pontiac Mall Limited Partnership presented a comparable offer, which resulted in more favorable economic benefits to us. The sale of the property was entered into upon the unanimous approval of the independent members of our Board of Trustees.

      Since January 1, 2001, Ramco-Gershenson, Inc. (“Ramco”), our management company providing property management services to us and to other entities, has been consolidated in our financial statements. As of January 1, 2001, Ramco elected to be a taxable real estate investment trust subsidiary for federal income tax purposes. In conjunction with the tax election, we entered into an option agreement to purchase the remaining voting common stock of Ramco. In prior years this entity was accounted for using the equity method of accounting. Fees and management income earned by Ramco contributed $2,485 to the increase in revenue for the year ended December 31, 2001.

      For the twelve months ended December 31, 2001, percentage rents decreased $303 to $1,442, as compared to $1,745 for the twelve months ended December 31, 2000. The decrease is the result of tenant changes associated with redevelopment projects and our efforts to convert percentage rent to higher minimum rent when renewing leases. Interest and other income increased $25, to $2,700 for the twelve months ended December 31, 2001.

      Total expenses for the year ended December 31, 2001 increased 4.2%, or $3,107 to $77,670, compared to $74,563 for the year ended December 31, 2000. The increase was due to a $1,809 increase in depreciation and amortization; a $2,817 increase in general and administrative expenses; and a $4 increase in other operating expenses. The increase was offset by a $99 decrease in total recoverable expenses, including real estate taxes and a $1,424 decrease in interest expense.

      Depreciation and amortization increased 11.8% in 2001, to $17,083 from $15,274 in 2000. The increase is primarily due to the redevelopment projects completed during 2001 and amortization of leasing commissions and financing costs. The consolidation of Ramco in 2001 contributed $299 to the increase.

      General and administrative expenses were $8,337 and represented 9.2% of total revenue for the year ended December 31, 2001, as compared to $5,520 and 6.2% of total revenue for the same period in 2000. The $2,817 increase is principally attributable to consolidating Ramco in our financial statements in 2001. Fee and management income of $2,485 included in total revenue for the year ended December 31, 2001, were offset against our management fee paid to Ramco prior to 2001.

      Interest expense decreased $1,424, from $27,756 to $26,332 for the twelve months ended December 31, 2001. The 5.1% decrease is the result of lower balances on our secured credit facility through Fleet National Bank (“Credit Facility”) and mortgages as well as reduced interest rates, offset by a reduction in our capitalization of interest on development and redevelopment projects. Capitalized interest amounted to $1,310 during the twelve months ended December 31, 2000, and related to construction of Auburn Mile and redevelopment projects, as compared to $348 of capitalized interest for redevelopment projects for the same period in 2001. For the year ended December 31, 2001, weighted average interest rates decreased to 7.2% compared to 8.3% for the same period in 2000.

      Earnings from unconsolidated entities increased $615 from $198 in 2000 to $813 for the year ended December 31, 2001. Our share of Rossford Development LLC’s income increased from $24 in 2000 to $262 in 2001. The two joint ventures we invested in during 2001 contributed $15 to the increase. In addition, depreciation and amortization expense arising from our net basis in the unconsolidated entities’ assets decreased by $148 from $267 in 2000 to $119 for the year ended December 31, 2001.

      During the year ended December 31, 2001, we completed $29,045 in asset sales and recognized net gains of $5,550. The sales of properties included White Lake MarketPlace and Athens Town Center, as well as the sales of four parcels of land.

      The increase in minority interest is the result of higher income before minority interest for the twelve months ended December 31, 2001 when compared to the twelve months ended December 31, 2000.

Comparison of Year Ended December 31, 2000 to Year Ended December 31, 1999

      Total revenue increased 5.0% or $4,233 to $88,532 for the year ended December 31, 2000, compared to $84,299 for the year ended December 31, 1999. Of this increase, minimum rents increased by $449, or 0.8%, to $60,228 in 2000 from $59,779 in 1999. Recoveries from tenants increased $2,398 or 11.2% to $23,884 for the year ended December 31, 2000, compared to $21,486 for the year ended December 31, 1999.

      The sale of Chester Springs and Rivertowne Square in August 1999 to RPT/ Invest, LLC and the disposition of Commack (Toys R Us) and Trinity Corners Shopping Center in December 1999 accounted for a reduction in minimum rent of $3,066 for the year ended December 31, 2000. Development projects at White Lake MarketPlace and Auburn Mile contributed $2,441 to minimum rent when compared to 1999. The balance of the increase in minimum rents is primarily attributable to five redevelopment projects completed during 2000.

      Recoveries from tenants increased $2,398, or 11.2% and is primarily due to a higher level of recoverable operating expenses and real estate taxes associated with White Lake MarketPlace and Auburn Mile developments. The overall recovery ratio was 97.3% for the year ended December 31, 2000, compared to 96.8% for the year ended December 31, 1999.

      For the twelve months ended December 31, 2000, percentage rents decreased $292 to $1,745, compared to $2,037 for the twelve months ended December 31, 1999. This decrease is primarily the result of our initiative to convert tenants to higher minimum rent, reducing our reliance on percentage rents as a potential source of revenue. Interest and other income increased $1,678, from $997 for the twelve months ended December 31, 1999 to $2,675. Lease termination fees were $1,001 greater in the twelve months ended December 31, 2000 when compared to the same period in 1999 and kiosk license income increased $255 for the period. Gain on sale of land options during the twelve months ended December 31, 2000, accounted for $238 of the increase.

      Total expenses for the year ended December 31, 2000 increased 9.1%, or $6,248, to $74,563 compared to $68,315 for the year ended December 31, 1999. The increase was due to a $2,352 increase in operating expenses, including recoverable operating expenses and real estate taxes, a $1,963 increase in depreciation and amortization, a $42 increase in other operating expenses, a $2,335 increase in interest expense, and a $444 decrease in general and administrative expenses.

      Real estate taxes increased $1,639, or 21.0%, from $7,810 to $9,449 for the year ended December 31, 2000. White Lake MarketPlace and Auburn Mile development projects contributed $1,228 to the increase in real estate taxes when compared to 1999.

      The $1,963 increase in depreciation is primarily due to the redevelopment projects we completed during 2000 and amortization for current year additions of tenant improvements and leasing commissions. Depreciation and amortization for White Lake MarketPlace contributed $286 to the increase.

      General and administrative expenses were $5,520 and represented 6.2% of total revenue for the year ended December 31, 2000, compared to $5,964 and 7.1% of total revenue for the same period in 1999. The decrease is primarily attributable to a $249 gain on sale of real estate recognized by Ramco, one of our unconsolidated entities in 2000, and by increased leasing and development fees earned by the unconsolidated entity, which reduced our reimbursement obligation.

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

      Earnings from unconsolidated entities increased $402, to $198 in 2000 from a loss of $204 in 1999. Improved operating results of the unconsolidated entities increased $208, from $257 in 1999 to $465 for the year ended December 31, 2000. In addition, depreciation and amortization expense arising from our net basis in the unconsolidated entities’ assets decreased by $194 for the year ended December 31, 2000.

      During the year ended December 31, 2000, we completed $5,431 in asset sales and recognized net gains of $3,795. The sales of properties included land parcels at Tel-Twelve Mall in April 2000 and Roseville Plaza in December 2000.

      The increase in minority interest is primarily the result of higher income before minority interest for the twelve months ended December 31, 2000 when compared to the twelve months ended December 31, 1999.

Liquidity and Capital Resources

      We generated $24,556 in cash flows from operating activities and $5,774 from investing activities for the year ended December 31, 2001. Redevelopment of four shopping centers and improvements to existing properties used $21,727 and additional investments in unconsolidated entities used $2,469 during the year ended December 31, 2001. Proceeds from the sale of real estate provided $29,045 during the year. Financing activities used $27,727 during the twelve months ended December 31, 2001. Borrowings under the Credit

Facility, provided $470, net of repayments of $4,950, and repayments on construction loans used $13,575. Cash distributions to shareholders, holders of operating partnership units, and dividends paid to preferred shareholders amounted to $20,247.

      The following is our contractual cash obligations as of December 31, 2001.

		Payments Due by Period

		Less	1 - 3	4 - 5	After 5
Contractual Obligations	Total	than 1 year	years	years	years

Long-term debt	$347,275	$8,287	$157,194	$154,680	$27,114
Operating leases	908	363	545	—	—
Unconditional construction cost obligations	5,300	5,300	—	—	—

Total contractual cash obligations	$353,483	$13,950	$157,739	$154,680	$27,114

      Our mortgages and notes payable amounted to $347,275 at December 31, 2001 with a weighted average interest rate of 7.15%. The debt consists of twelve loans secured by various properties, plus one unsecured term loan and the Credit Facility, as described below. Ten of the mortgage loans amounting to $195,290 have maturities ranging from 2006 to 2011, monthly payments which include regularly scheduled amortization, and have fixed interest rates ranging between 6.83% to 8.81%. One of the mortgage loans, evidenced by tax free bonds, amounting to $6,560 secured by Oak Brook Square Shopping Center, matures in 2010, and carries a floating interest rate equal to 75% of the new issue long term Capital A rated utility bonds, plus interest to the lender sufficient to cause the lender’s overall yield on its investment in the bonds to be equal to 200 basis points over their applicable LIBOR rate (6.41% at December 31, 2001).

      In April 2001, we executed a $10,340 mortgage loan with LaSalle Bank N.A., secured by the property at Madison Shopping Center. The loan has a fixed interest rate of 7.51% and matures in May 2011.

      In November 2001, we converted a construction loan to finance the Auburn Mile shopping center development located in Auburn Hills, Michigan to a new $21,000 mortgage loan. The loan carries an interest rate of 200 basis points over LIBOR, an effective rate of 4.75% at December 31, 2001, and matures in September 2005.

      The Credit Facility bears interest between 162.5 and 225 basis points over LIBOR depending on certain debt ratios (effective interest rate of 6.6% at December 31, 2001) and matures September 2003. The Credit Facility is secured by mortgages on various properties and contains financial covenants relating to liabilities-to-assets ratios, minimum operating coverage ratios and a minimum equity value. As of December 31, 2001, we were in compliance with the covenant terms.

      Outstanding letters of credit issued under the Credit Facility amounted to $818 at December 31, 2001.

      Under terms of the Credit Facility, we are required to maintain interest rate swap agreements to reduce the impact of changes in interest rate on our floating rate debt. We have interest rate swap agreements with an aggregate notional amount of $75,000 at December 31, 2001. Based on rates in effect at December 31, 2001, the agreements provide for fixed rates ranging from 7.0% to 8.3% and expire at various dates through March 2004. We are exposed to credit loss in the event of non-performance by the counter party to the interest rate swap agreements; however we do not anticipate non-performance by the counter party.

      After taking into account the impact of converting our variable rate debt into fixed rate debt by use of the interest rate swap agreements, at December 31, 2001, our variable rate debt accounted for approximately $76,985 of outstanding debt with a weighted average interest rate of 5.1%. Variable rate debt accounted for approximately 22.2% of our total debt and 14.2% of our total capitalization.

      Our debt to total market capitalization (our debt plus the market value of our equity) ratio was 64.3% at December 31, 2001.

      The properties in which Ramco-Gershenson Properties, L.P. (the “Operating Partnership”), owns an interest and which we account for using the equity method of accounting are subject to non-recourse mortgage indebtedness. At December 31, 2001, the pro rata share of non-recourse mortgage debt of these properties held by unconsolidated entities was $25,796 with a weighted average interest rate of 6.2%.

      The mortgage loans (other than our Credit Facility) encumbering our properties, including properties held by our unconsolidated joint ventures, are generally non-recourse, subject to certain exceptions for which we would be liable for any resulting losses incurred by the lender. These exceptions vary from loan to loan but generally include fraud or a material misrepresentation, misstatement or omission by the borrower, intentional or grossly negligent conduct by the borrower that harms the property or results in a loss to the lender, filing of a bankruptcy petition by the borrower, either directly or indirectly, and certain environmental liabilities. In addition, upon the occurrence of certain of such events, such as fraud or filing of a bankruptcy petition by the borrower, we would be liable for the entire outstanding balance of the loan, all interest accrued thereon and certain other costs, penalties and expenses.

      With respect to the Crossroads Centre shopping center, which is owned by a joint venture in which we have a 10% interest, we have guaranteed to the joint venture the completion of the center by October 17, 2002, and we have entered into a master lease with the joint venture under which we are obligated to provide net operating income sufficient to provide a 1.2 to 1.0 debt service coverage ratio. In the event that the center is not completed by the scheduled completion date, we would be obligated to the joint venture for any damages it incurs due to such failure. We believe that the construction of the center has been substantially completed in accordance with the terms of our agreement. We have the option to purchase the Crossroads Centre shopping center from the joint venture, exercisable by notice on or before July 16, 2002, and if we do not exercise this option, we will be obligated to make an option payment of $3.3 million to the 90% owner of this joint venture on July 17, 2002.

      Our capital structure at December 31, 2001, includes property-specific mortgages, an unsecured term loan, the Credit Facility, our Series A Preferred Shares, our Common Shares and a minority interest in the Operating Partnership. At December 31, 2001, the minority interest in the Operating Partnership represented a 29.3% ownership in the Operating Partnership which may, under certain conditions, be exchanged for 2,944,977 Common Shares.

      As of December 31, 2001, Operating Partnership Units (“OP Units”) issued were exchangeable for our Common Shares on a one-for-one basis. We, as sole general partner of the Operating Partnership, have the option, but not the obligation, to settle exchanged OP Units in cash based on the current trading price of our Common Shares. Assuming the exchange of all limited partnership interests in the Operating Partnership, there would have been 10,037 of our common shares outstanding at December 31, 2001, with a market value of approximately $161,086 at December 31, 2001 (based on the closing price of $16.05 per share on December 31, 2001).

      The principal uses of our liquidity and capital resources are for acquisitions, development, redevelopment, including expansion and renovation programs and debt repayment. To maintain our qualification as a real estate investment trust under the Internal Revenue Code of 1986, as amended (the “Code”), we are required to distribute to our shareholders at least 90% of our “Real Estate Investment Trust Taxable Income” as defined in the Code.

      We have historically funded, and may continue to fund, some of our acquisition and development activities by entering into joint venture transactions with third parties in which we own 50% or less of the joint venture entity.

      As part of our business plan to improve our capital structure and reduce debt, we will continue to pursue the strategy of selling fully-valued properties and to dispose of shopping centers that no longer meet the criteria established for our portfolio. Our ability to obtain acceptable selling prices and satisfactory terms will impact the timing of future sales. Net proceeds from the sale of properties are expected to reduce outstanding debt.

      The conversion of our Tel-Twelve shopping center from an enclosed regional mall to an open-air center is currently in process along with the proposed redevelopment at our Shoppes of Lakeland. These redevelopments will include demolition and rebuilding of a portion of Tel-Twelve, as well as retenanting of the Shoppes of Lakeland. As a result of reduced rental income during the redevelopment period, it is our estimate that net income will decrease by approximately $3,400 for these two centers for the year ended December 31, 2002.

      We anticipate that the combination of the availability under the Credit Facility, possible equity offerings, the sale of existing properties, and potential new debt will satisfy our expected working capital requirements through at least the next 12 months. We anticipate adequate liquidity for the foreseeable future to fund future developments, expansions, repositionings, and to continue currently planned capital programs, and to make distributions to our shareholders in accordance with the Code’s requirements applicable to REITs. Although we believe that the combination of factors discussed above will provide sufficient liquidity, no such assurance can be given.

Economic Conditions

      Substantially all of the leases at our properties provide for tenants to pay their pro rata share of operating expenses, including common area maintenance and real estate taxes, thereby reducing our exposure to increases in operating expenses resulting from inflation. Many of the tenants’ leases contain provisions designed to lessen the impact of inflation. Such provisions include the ability to receive percentage rentals based on a tenant’s gross sales, which generally increase as prices rise, and or escalation clauses, which generally increase rental rates during the terms of the leases. In addition, many of the leases are for terms of less than ten years, which may enable the Operating Partnership to replace existing leases with new leases at a higher base and/or percentage rentals if rents of the existing leases are below the then existing market rate.

      The retail industry has experienced some financial difficulties during the past few years and certain local, regional and national retailers have filed for protection under bankruptcy laws. If this trend should continue, our future earnings performance could be negatively impacted.

Risks Related to Our Business

Adverse Market Conditions and Tenant Bankruptcies

      The economic performance and value of our real estate assets are subject to all the risks associated with owning and operating real estate, including risks related to adverse changes in national, regional and local economic and market conditions. Our current properties are located in 12 states in the midwestern, southeastern and mid-Atlantic regions of the United States. The economic condition of each of our markets may be dependent on one or more industries. An economic downturn in one of these industries may result in a business downturn for our tenants, and as a result, these tenants may fail to make rental payments, decline to extend leases upon expiration, delay lease commencements or declare bankruptcy.

      Any tenant bankruptcies, leasing delays, or failure to make rental payments when due could result in the termination of the tenant’s lease, causing material losses to us and adversely impacting our operating results. If our properties do not generate sufficient income to meet our operating expenses, including future debt service, our income and results of operations would be adversely affected. During 2001, seven of our tenants filed for bankruptcy protection, representing a total of 15 locations. These tenants represented approximately 1.7% of our annualized base rental income at December 31, 2001. During January 2002, two more of our tenants filed for bankruptcy protection, including Kmart Corporation, which represented approximately 6.1% of our annualized base rental income at December 31, 2001.

      Any bankruptcy filings by or relating to one of our tenants or a lease guarantor would bar all efforts by us to collect pre-bankruptcy debts from that tenant, the lease guarantor or their property, unless we receive an order permitting us to do so from the bankruptcy court. A tenant or lease guarantor bankruptcy could delay our efforts to collect past due balances under the relevant leases and could ultimately preclude full collection of these sums. If a lease is assumed by the tenant in bankruptcy, all pre-bankruptcy balances due under the lease must be paid to us in full. However, if a lease is rejected by a tenant in bankruptcy, we would have only a general unsecured claim for damages. Any unsecured claim we hold may be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims. It is possible that we may recover substantially less than the full value of any unsecured claims we hold, if at all, which may adversely affect our operating results and financial condition.

      Several of our tenants represent a significant portion of our leasing revenues. As of December 31, 2001, we received 8.7% of our annualized rent from Wal-Mart Stores, Inc. and 6.1% from Kmart Corporation. Five other tenants each represented at least 2.0% of our total annualized base rent. The concentration in our leasing revenue from a small number of tenants creates the risk that, should these tenants experience financial difficulties, our operating results could be adversely affected.

We are involved in various tax disputes with the Internal Revenue Service and may not be able to resolve these disputes on satisfactory terms.

      We are involved in a dispute with the IRS that relates to its examination of our taxable years ended December 31, 1991, through 1995. During the third quarter of 1994, we held more than 25% of the value of our total assets in short-term Treasury Bill reverse repurchase agreements, which could be viewed as non-qualifying assets for purposes of determining whether we qualify to be taxed as a REIT. We requested that the IRS enter into a closing agreement with us that our ownership of the short-term Treasury Bill reverse repurchase agreements would not adversely affect our status as a REIT. The IRS deferred any action relating to this issue pending the further examination of our taxable years ended December 31, 1991, through 1994. As discussed below, the field examination has since been completed and the IRS has proposed to disqualify us as a REIT for our taxable year ended December 31, 1994, based on our ownership of the short-term Treasury Bill reverse repurchase agreements.

      In connection with the incorporation and distribution of all of the shares of Atlantic Realty Trust in May 1996, we entered into a tax agreement with Atlantic under which Atlantic assumed all tax liability arising out of the IRS’ then ongoing examination, excluding any tax liability relating to any actions or events occurring, or any tax return position taken, after May 10, 1996, but including liabilities for interest, penalties, additions to tax and costs relating to covered taxes. In addition, the tax agreement provides that, to the extent any of our taxes which Atlantic is obligated to pay under the tax agreement can be avoided through the declaration of a “deficiency dividend” (that is, our declaration and payment of a distribution that is permitted to relate back to the year for which the IRS determines a deficiency in order to satisfy the requirement for REIT qualification that we distribute a certain minimum percentage of our “REIT taxable income” for such year), we will make, and Atlantic will reimburse us for the amount of, such deficiency dividend.

      In addition to examining our taxable years ended December 31, 1991, through 1994, the IRS examined our taxable year ended December 31, 1995. Based on these examinations, the IRS has not only proposed to disqualify us as a REIT for our taxable year ended December 31, 1994, based on our ownership of the short-term Treasury Bill reverse repurchase agreements, as noted above, but has also proposed to adjust (increase) our “REIT taxable income” for the taxable years ended December 31, 1991, 1992, 1993, and 1995. If sustained, the adjustments proposed by the IRS to our “REIT taxable income” would, in and of themselves, disqualify us as a REIT for at least some of these years unless we were to pay a deficiency dividend for each of the taxable years for which we would otherwise be disqualified as a REIT as a result of having failed to distribute a sufficient amount of our taxable income. We are continuing to dispute these issues with the IRS through an administrative appeals procedure. In addition, the IRS is currently conducting an examination of our taxable years ended December 31, 1996, and 1997, and of our operating partnership for the taxable years ended December 31, 1997, and 1998.

      Based on the second of two examination reports issued by the IRS, we could be liable for up to $54.1 million in combined taxes, penalties and interest through March 31, 2002. However, this examination report acknowledges (as does the initial examination report) that we can avoid disqualification as a REIT for certain of our examined tax years if we distribute a deficiency dividend to our shareholders. The distribution of a deficiency dividend would be deductible by us, thereby reducing our liability for federal income tax. Based on the second examination report, the proposed adjustments to our “REIT taxable income” would require us to pay a deficiency dividend to our current shareholders resulting in combined taxes, penalties, interest and deficiency dividends of approximately $56.3 million as of March 31, 2002.

      If the IRS successfully challenges our status as a REIT for any taxable year, we will be able to re-elect REIT status commencing with the fifth succeeding taxable year (or possibly an earlier taxable year if we meet certain relief provisions of the Internal Revenue Code). Thus, for example, if the IRS successfully challenges our status as a REIT solely for our taxable year ended December 31, 1994, based on our ownership of the short-term Treasury Bill reverse repurchase agreements, we will be able to re-elect REIT status no later than our taxable year which began January 1, 1999.

      In the notes to the consolidated financial statements made part of Atlantic’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission for the quarter ended September 30, 2001, Atlantic has disclosed its liability for the tax deficiencies (and interest and penalties on the tax deficiencies) proposed to be assessed against us by the IRS for the taxable years ended December 31, 1991, through 1995, as reflected in each of the two examination reports issued by the IRS. We believe, but can provide no assurance, that Atlantic currently has sufficient assets to pay such tax deficiencies, interest and penalties. According to the quarterly report on Form 10-Q filed by Atlantic for its quarter ended September 30, 2001, Atlantic had net assets on September 30, 2001, of approximately $60 million (as determined pursuant to the liquidation basis of accounting). If the amount of tax, interest and penalties assessed against us ultimately exceeds the amounts proposed in each of the examination reports, however, because interest continues to accrue on the proposed tax deficiencies, or if additional tax deficiencies are proposed or for any other reason, then Atlantic may not have sufficient assets to reimburse us for all amounts we must pay to the IRS, and we would be required to pay the difference out of our own funds. Accordingly, the ultimate resolution of any controversy over tax liabilities covered by the above-described tax agreement may have a material adverse effect on our financial position, results of operation or cash flows, including if we are required to distribute deficiency dividends to our shareholders and/or pay additional taxes, interest and penalties to the IRS in amounts that exceed the value of Atlantic’s net assets. Moreover, the IRS may assess us with taxes that Atlantic is not required under the above-described tax agreement to pay, such as taxes arising from the recently-commenced examination of us for the taxable years ended December 31, 1996, and 1997, and of our operating partnership for the taxable years ended December 31, 1997, and 1998. There can be no assurance, therefore, that the IRS will not assess us with substantial taxes, interest and penalties which Atlantic cannot, is not required to, or otherwise does not pay.

Our failure to qualify as a REIT would result in higher taxes and reduced cash available for our shareholders.

      We believe that we currently operate in a manner so as to qualify as a REIT for federal income tax purposes. If, however, we were to fail to qualify as a REIT in any taxable year, we would be subject to federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates, and distributions to shareholders would not be deductible by us in computing our taxable income. Any such corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our shareholders, which in turn could have an adverse impact on the value of, and trading prices for, our shares. Unless entitled to relief under certain Internal Revenue Code provisions, we also would be disqualified from taxation as a REIT for the four taxable years following the year during which we ceased to qualify as a REIT.

Ability to successfully identify or complete suitable acquisitions and new developments.

      Integral to our business strategy is our ability to continue to acquire and develop properties. We also may not be successful in identifying suitable real estate properties that meet our acquisition criteria and are compatible with our growth strategy or in consummating acquisitions or investments on satisfactory terms. We may not be successful in identifying suitable areas for new development, negotiating for the acquisition of the land, obtaining required permits and authorizations, completing developments in accordance with our budgets and on a timely basis or leasing any newly-developed space. If we fail to identify or complete suitable acquisitions or developments within our budget, our financial condition and results of operations could be adversely affected and our growth could slow, which in turn could adversely impact our share price.

Our redevelopment projects may not yield anticipated returns, which would adversely affect our operating results.

      A key component of our business strategy is exploring redevelopment opportunities at existing properties within our portfolio and in connection with property acquisitions. To the extent that we engage in these redevelopment activities, they will be subject to the risks normally associated with these projects, including, among others, cost overruns and timing delays as a result of the lack of availability of materials and labor, weather conditions and other factors outside of our control. Any substantial unanticipated delays or expenses could adversely affect the investment returns from these redevelopment projects and adversely impact our operating results.

Sensitivity Analysis

      We are exposured to interest rate risk on our variable rate debt obligations. Based on our debt and interest rates and the interest rate swap agreements in effect at December 31, 2001, a 100 basis point change in interest rates would affect our earnings and cash flows by approximately $768.

Funds From Operations

      We generally consider funds from operations, also known as “FFO,” an appropriate supplemental measure of our financial performance because it is predicated on cash flow analyses. We have adopted the most recent National Association of Real Estate Investment Trusts (“NAREIT”) definition of FFO, which was amended effective January 1, 2000. Under the NAREIT definition, FFO represents income before minority interest, excluding extraordinary items, as defined under accounting principles generally accepted in the United States of America, gains on sales of depreciable property, plus real estate related depreciation and amortization (excluding amortization of financing costs), and after adjustments for unconsolidated partnerships and joint ventures. Our computation of FFO may, however, differ from the methodology for calculating FFO utilized by other real estate companies, and therefore, may not be comparable to these other real estate companies. FFO should not be considered an alternative to net income as an indication of our performance or to cash flows as a measure of liquidity or our ability to pay distributions.

      FFO does not represent cash generated from operating activities in accordance with accounting principles generally accepted in the United States of America and should not be considered an alternative to net income as an indication of our performance or to cash flows from operating activities a measure of liquidity or our ability to pay distributions. Furthermore, while net income and cash generated from operating, investing and financing activities, determined in accordance with accounting principles generally accepted in the United States of America, consider capital expenditures which have been and will be incurred in the future, the calculations of FFO does not.

      The following table illustrates the calculation of FFO for the years ended December 31, 2001, 2000 and 1999:

	2001	2000	1999

Net Income	$13,863	$11,756	$11,839
Less: Gain on sale of property(1)	(5,207)	(3,420)	(1,225)
Add: Depreciation and amortization	17,148	15,584	13,339
Cumulative effect of change in accounting principle	—	1,264	—
Minority interest in partnership	5,803	4,942	4,915

Funds from operations — diluted	31,607	30,126	28,868
Less: Preferred share dividends	(3,360)	(3,360)	(3,407)

Funds from operations — basic	$28,247	$26,766	$25,461

Weighted average equivalent shares outstanding(2)
Basic	10,050	10,131	10,170

Diluted	12,070	12,132	12,170

Supplemental disclosure:
Straight-line rental income	$2,135	$3,383	$2,705

Amortization of management contracts and covenants not to compete	$224	$224	$422

(1)	Excludes gain on sale of undepreciated land of $343 in 2001, $375 in 2000 and includes $251 gain on sale of property of an unconsolidated entity in 1999.

(2)	For basic FFO, represents the weighted average total shares outstanding, assuming the redemption of all Operating Partnership Units for Common Shares. For diluted FFO, represents the weighted average total shares outstanding, assuming the redemption of all Operating Partnership Units for Common Shares, the Series A Preferred Shares converted to Common Shares and the Common Shares issuable under the treasury stock method upon exercise of stock options.

Capital Expenditures

      During 2001, we spent approximately $6,193 on revenue-generating capital expenditures including tenant allowances, leasing commissions paid to third-party brokers, legal costs relative to lease documents, and capitalized leasing and construction costs. These types of costs generate a return through rents from tenants over the term of their leases. Revenue-enhancing capital expenditures, including expansions, renovations and repositionings were approximately $12,884.

Impact of Recent Accounting Pronouncements

      In June 2001, The Financial Accounting Standards Board, also known as FASB, issued Statement of Financial Accounting Standard No. 141 “Business Combinations” (“SFAS 141”). This statement requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. This statement prohibits the use of the pooling of interest method of accounting for business combinations. We do not expect the provisions of this statement to have a material impact on our consolidated financial statements.

      The FASB issued Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”) in June 2001. This statement changes the accounting for the amortization of goodwill and other intangible assets acquired in a business combination from an amortization method to an impairment-only method. The implementation of this statement may require the use of significant judgment to determine how to measure the fair value of intangible assets. We do not expect the provisions of this statement to have a material effect on our consolidated financial statements. We will adopt SFAS 142 as required for our first quarterly filing of our 2002 fiscal year.

      In August 2001, the FASB issued Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). This statement supersedes FASB Statement No. 122, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS 144 requires an impairment loss to be recognized if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. This statement requires the use of one of two present value techniques to measure the fair value of an asset. In addition, this statement would require us to account for the sale of shopping centers as discontinued operations and not as part of our ongoing operations. We do not expect SFAS 144 to have a material impact on our consolidated financial statements, and SFAS 144 is effective as of January 1, 2002.

      Effective January 1, 2001, we adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). This statement, as amended, requires us to measure all derivatives at fair value and to recognize them in the Consolidated Balance Sheet as an asset or liability, depending on our rights and obligations under each derivative contract. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are deferred and recorded as a component of other comprehensive income (“OCI”) until the hedged transactions occur and are recognized in earnings. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the ineffective portion of a hedged derivative are recognized in earnings in the current period. The adoption of SFAS 133 resulted in a transition adjustment in OCI of $348 as of January 1, 2001. This is attributable to fair value losses on interest rate swap agreements designated as cash flow hedges. For the year ended December 31, 2001, the change in fair market value of the interest rate swap agreements increased OCI’s loss by $2,831, to $3,179.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

      The information required by this Item is included in this report at Item 7 under the caption “Liquidity and Capital Resources”.

Item 8. Financial Statements and Supplementary Data.

      The financial Statements of Ramco-Gershenson Properties Trust and the Independent Auditors’ Report thereon are filed pursuant to this Item 8 and are included in this report at Item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

      The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Annual Report on Form 10-K with respect to our annual meeting of shareholders to be held on June 6, 2002.

Item 11. Executive Compensation

Employment Agreements

      We have entered into employment agreements with Dennis Gershenson and Richard Gershenson, our President and Chief Executive Officer, and Executive Vice President and Secretary, respectively, which agreements each had an initial period of three years commencing on May 10, 1996, subject to automatic one year extensions thereafter, provided our Board of Trustees has considered the extension of such term not more than 90 days nor less than 30 days prior to the expiration of the term. Each of these employment agreements has been automatically extended through May 9, 2002. Pursuant to such agreements, each officer receives an annual base salary and such other fringe benefits and perquisites as are generally made available to our management employees. In addition to base salary, the officers receive annual performance-based compensation as determined by our Compensation Committee, but not less than a specified percentage of the increase in our funds from operation for the prior year.

      These employment agreements provide for certain severance payments in the event of death or disability. In addition, each of the agreements provides that if the officer is terminated without cause or he terminates his employment for “good reason” (as defined below), he will be entitled to receive a severance payment equal to 1.99 times the “base amount” (as defined in the Internal Revenue Code of 1986, as amended) and, for the duration of the term, those fringe benefits provided for under such agreement. “Good reason” includes diminution in authority, change of location, fewer than two of Messrs. Joel Gershenson, Dennis Gershenson, Richard Gershenson, Bruce Gershenson and Michael Ward (collectively, the “Ramco Principals”) serving as members of our Board of Trustees or the Ramco Principals constituting less than 20% of the members of our board, and a “change of control.” A change of control will occur if any person or group of commonly controlled persons other than the Ramco Principals or their affiliates owns or controls, directly or indirectly, more than 25% of the voting control or value of the capital stock (or securities convertible or exchangeable therefore) of our company.

      The employment agreements provide that Dennis Gershenson and Richard Gershenson will conduct all of their real estate ownership, acquisition, management and development activities (other than certain limited activities relating to their existing fast food franchise and other businesses and activities relating to certain excluded assets) through our company. In connection therewith, these officers have agreed to offer to us real estate opportunities of which they become aware (other than opportunities relating to certain excluded assets).

      The employment agreements also provide that we will indemnify each officer to the fullest extent permitted by law, and will advance to such executive officer all related expenses, subject to reimbursement if it is subsequently determined that indemnification is not permitted.

      We also entered into five year employment agreements as of April 16, 2001 with each of Messrs. Joel Gershenson, Bruce Gershenson and Michael Ward, our Chairman, Executive Vice President and Treasurer, and Executive Vice President and Chief Operating Officer, respectively. These agreements provide for a reduction in duties and salaries for these officers over the term of the agreements. Pursuant to these agreements, each officer receives a base salary of $100,000 for the first year, $75,000 for the second year, $50,000 for the third year and $35,000 for each of the fourth and fifth years. The agreements provide that each officer will devote up to 600 hours to us during the first year, up to 400 hours during the second year and up to 200 hours during the third year, and each officer will only devote time to us during the fourth and fifth years as a member of our Advisory Committee. Our Advisory Committee consists of the Ramco Principals and meets at least once per quarter. If an officer is requested to devote additional hours to us above the commitments stated above, we will pay him additional compensation of $300 per hour. The agreements provide that Bruce Gershenson and Michael Ward will relinquish the titles of Treasurer and Chief Operating Officer, respectively, at our request.

      In addition to his base salary, each officer will receive such fringe benefits and perquisites (other than any pension, profit-sharing, stock option or similar plan or program) as are generally made available from time to time to our management employees and executives. If we do not extend medical benefits to these officers at the end of the term of their employment agreements, the agreements provide that we will compensate each officer for the cost of obtaining medical benefits for life, up to a total cost of $30,000 for each year that the officer is employed with us pursuant to the agreement. In addition, if, during the period from April 15, 2001 to May 9, 2002, we grant any stock options to Dennis Gershenson, we will grant to each officer 75% of the number of options granted to Dennis Gershenson.

      These employment agreements provide for certain severance payments in the event of death or disability. In addition, each of the agreements provides that if the officer is terminated without cause or he terminates his employment for “good reason” (as defined below), he will be entitled to receive a severance payment equal to the greater of (a) all compensation due to the officer through the end of the term of his employment agreement or (b) 1.99 times the “base amount” (as defined in the Internal Revenue Code of 1986, as amended) and continuation of the medical benefits provided for under the agreement. “Good reason” includes diminution in status, change of location, fewer than two of the Ramco Principals serving as members of our Board of Trustees or the Ramco Principals constituting less than 10% of the members of our board (provided that the Ramco Principals own shares and units of our operating partnership convertible into shares equal to more than 15% of our outstanding shares), and a “change of control” (using the same definition as the agreements with Dennis Gershenson and Richard Gershenson).

      The employment agreements provide that the officers will not compete with us in the States of Michigan and Florida and the greater Toledo, Ohio area during the first year of the agreements. During the second and third years, the officers may compete with us but have agreed to offer us a right of first refusal for any retail development greater than 75,000 square feet anchored by a supermarket or including a major retailer in excess of 50,000 square feet. During the fourth and fifth years, the officers may compete with us without restriction.

      The employment agreements also provide that we will indemnify each officer to the fullest extent permitted by law, and will advance to such executive officer all related expenses, subject to reimbursement if it is subsequently determined that indemnification is not permitted.

      The other information required by this item is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Annual Report on Form 10-K with respect to our annual meeting of shareholders to be held on June 6, 2002.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Annual Report on Form 10-K with respect to our annual meeting of shareholders to be held on June 6, 2002.

Item 13. Certain Relationships and Related Transactions

      The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Annual Report on Form 10-K with respect to our annual meeting of shareholders to be held on June 6, 2002.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

14(a)(1) Financial Statements of Ramco-Gershenson Properties Trust and the Independent Auditors’ Report thereon are filed with this report:

      The following financial statements of Ramco-Gershenson Properties Trust and the Independent Auditors’ Report thereon are filed with this report:

14(a)(2) Financial Statement Schedules required by Item 14(d).

Schedule II — Valuation and Qualifying Accounts	F-24

(a)(3) Exhibits

3.1	Amended and Restated Declaration of Trust of the Company, dated October 2, 1997, incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.
3.2	Articles Supplementary to Amended and Restated Declaration of Trust, dated October 2, 1997, incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.
3.3	By-Laws of the Company adopted October 2, 1997, incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.
10.1	1996 Share Option Plan of the Company, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1996.
10.2	Employment Agreement, dated as of May 10, 1996, between the Company and Dennis Gershenson, incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1996.
10.3	Employment Agreement, dated as of May 10, 1996, between the Company and Richard Gershenson, incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1996.
10.4	Noncompetition Agreement, dated as of May 10, 1996, between Joel Gershenson and the Company, incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1996.
10.5	Noncompetition Agreement, dated as of May 10, 1996, between Dennis Gershenson and the Company, incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1996.
10.6	Noncompetition Agreement, dated as of May 10, 1996, between Richard Gershenson and the Company, incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1996.
10.7	Letter Agreement, dated April 15, 1996, among the Company and Richard Smith concerning Mr. Smith’s employment by the Company, incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1996.

10.8	Preferred Units and Stock Purchase Agreement dated as of September 30, 1997 by and among the Company, Special Situations RG REIT, Inc. and the Advancing Party named therein, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1997.
10.9	Agreement Regarding Exercise of Registration Rights dated as of September 30, 1997 among the Company, the Ramco Principals (as defined therein), the Other Holders (as defined therein), Special Situations RG REIT, Inc., and the Advancing Party, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1997.
10.10	Registration Rights Agreement dated as of September 30, 1997 by and among the Company, Special Situations RG REIT, Inc., and the Advancing Party named therein, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1997.
10.11	Form of Contract of Sale dated July 7, 1997 relating to the acquisition of the Southeast Portfolio (Form #1), incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1997.
10.12	Form of Contract of Sale dated July 7, 1997 relating to the acquisition of the Southeast Portfolio (Form #2), incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1997.
10.13	Form of Contract of Sale dated July 7, 1997 relating to the acquisition of the Southeast Portfolio (Form #3), incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1997.
10.14	Agreement dated July 7, 1997 by and between Seller (as defined therein) and Ramco-Gershenson Properties, L.P., which agreement amends certain Contracts of Sale relating to the acquisition of the Southeast Portfolio, incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1997.
10.15	Loan Agreement dated as of November 26, 1997 between Ramco Properties Associates Limited Partnership and Secore Financial Corporation relating to a $50,000,000 loan, incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.
10.16	Promissory Note dated November 26, 1997 in the aggregate principal amount of $50,000,000 made by Ramco Properties Associates Limited Partnership in favor of Secore Financial Corporation, incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.
10.17	Loan Agreement dated December 17, 1997 by and between Ramco-Gershenson Properties, L.P. and The Lincoln National Life Insurance Company relating to a $8,500,000 loan, incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.
10.18	Note dated December 17, 1997 in the aggregate principal amount of $8,500,000 made by Ramco-Gershenson Properties, L.P. in favor of Lincoln National Life Insurance Company, incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.
10.19	1997 Non-Employee Trustee Stock Option Plan of the Company, incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

10.20	Change of Venue Merger Agreement dated as of October 2, 1997 between the Company (formerly known as RGPT Trust, a Maryland real estate investment trust), and Ramco-Gershenson Properties Trust, a Massachusetts business trust, incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.
10.21	Promissory Note dated as of February 27, 1998 in the principal face amount of $15,225,000 made by A.T.C., L.L.C. in favor of GMAC Commercial Mortgage Corporation, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1998.
10.22	Deed of Trust and Security Agreement dated as of February 27, 1998 by A.T.C., L.L.C to Lawyers Title Insurance Company for the benefit of GMAC Commercial Mortgage Corporation relating to a $15,225,000 loan, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1998.
10.23	Assignment and Assumption Agreement dated as of October 8, 1998 among A.T.C., L.L.C., Ramco Virginia Properties, L.L.C., A.T. Center, Inc., Ramco-Gershenson Properties Trust and LaSalle National Bank, as trustee for the registered holders of GMAC Commercial Mortgage Securities, Inc. Mortgage Pass-Through Certificates, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1998.
10.24	Exchange Rights Agreement dated as of September 4, 1998 between Ramco-Gershenson Properties Trust, and A.T.C., L.L.C., incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1998.
10.25	Limited Liability Company Agreement of RPT/ INVEST LLC dated August 23, 1999, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Period ended September 30, 1999.
10.26	Amended, Restated and Consolidated Mortgage dated August 25, 2000 between Ramco-Gershenson Properties, L.P., (the “Operating Partnership”), and The Lincoln National Life Insurance Company, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Period ended September 30, 2000.
10.27	Second Amendment to Mortgage dated August 25, 2000 made by the Operating Partnership in connection with the Operating Partnership’s $25,000,000 borrowing arrangement, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the Period ended September 30, 2000.
10.28	Form of Note dated August 25, 2000 made by the Operating Partnership, as Maker, in connection with the Operating Partnership’s $25,000,000 borrowing arrangement, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the Period ended September 30, 2000.
10.29	Third Amended and Restated Master Revolving Credit Agreement dated as of September 29, 2000 among the Operating Partnership, as Borrower, the Trust, as Guarantor and Fleet National Bank and the other Banks which may become parties to the loan agreement, and Fleet National Bank, as Agent, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the Period ended September 30, 2000.
10.30	Form of Third Amended and Restated Note dated September 29, 2000 made by the Operating Partnership, in connection with the Operating Partnership’s $110,000,000 borrowing arrangement, incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the Period ended September 30, 2000.
10.31	First Amended and Restated Unsecured Term Loan Agreement dated September 29, 2000 among the Operating Partnership, as Borrower and Ramco-Gershenson Properties Trust, as Guarantor, and Fleet National Bank and other Banks which may become parties to this agreement, and Fleet National Bank, as Agent, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the Period ended September 30, 2000.

10.32		Note dated September 29, 2000 in the principal amount of $25,000,000 made by the Operating Partnership, as Borrower, in favor of Fleet National Bank and other Banks, incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the Period ended September 30, 2000.
10.33		Form of Contract of Sale dated November 9, 2000 relating to the sale of White Lake MarketPlace made by the Company, as seller, and Pontiac Mall Limited Partnership, as the purchaser (transaction closed on January 29, 2001).
10.34		Employment Agreement, dated as of April 16, 2001, between the Company and Joel Gershenson.
10.35		Employment Agreement, dated as of April 16, 2001, between the Company and Michael A. Ward.
10.36		Employment Agreement, dated as of April 16, 2001, between the Company and Bruce Gershenson.
10.37		Mortgage dated April 23, 2001 between Ramco Madison Center LLC and LaSalle Bank National Association relating to a $10,340,000 loan.
10.38		Promissory Note dated April 23, 2001 in the principal amount of $10,340,000 made by Ramco Madison Center LLC in favor of LaSalle Bank National Association.
10.39		Limited Liability Company Agreement of Ramco/ West Acres LLC.
10.40		Assignment and Assumption Agreement dated September 28, 2001 among Flint Retail, LLC and Ramco/ West Acres LLC and State Street Bank and Trust for holders of J.P. Mortgage Commercial Mortgage Pass-Through Certificates.
10.41	*	Limited Liability Company Agreement of Ramco/ Shenandoah LLC.
21.1*		Subsidiaries
23.1*		Consent of Deloitte & Touche LLP.

*	Filed herewith

SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ramco-Gershenson Properties Trust

Dated: March 6, 2002	By: /s/ JOEL D. GERSHENSON Joel D. Gershenson, Chairman

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of registrant and in the capacities and on the dates indicated.

Dated: March 6, 2002	By: /s/ JOEL D. GERSHENSON Joel D. Gershenson, Trustee and Chairman

Dated: March 6, 2002	By: /s/ DENNIS E. GERSHENSON Dennis E. Gershenson, Trustee and President (Principal Executive Officer)

Dated: March 6, 2002	By: /s/ STEPHEN R. BLANK Stephen R. Blank, Trustee

Dated: March 6, 2002	By: /s/ ARTHUR H. GOLDBERG Arthur H. Goldberg, Trustee

Dated: March 6, 2002	By: /s/ ROBERT A. MEISTER Robert A. Meister, Trustee

Dated: March 6, 2002	By: /s/ JOEL M. PASHCOW Joel M. Pashcow, Trustee

Dated: March 6, 2002	By: /s/ MARK K. ROSENFELD Mark K. Rosenfeld, Trustee

Dated: March 6, 2002	By: /s/ SELWYN ISAKOW Selwyn Isakow, Trustee

Dated: March 6, 2002	By: /s/ RICHARD J. SMITH Richard J. Smith, Chief Financial Officer (Principal Financial and Accounting Officer)

RAMCO-GERSHENSON PROPERTIES TRUST

INDEPENDENT AUDITORS’ REPORT

To the Board of Trustees of

Ramco-Gershenson Properties Trust:

      We have audited the accompanying consolidated balance sheets of Ramco-Gershenson Properties Trust and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders’ equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14. These consolidated financial statements and the financial schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ramco-Gershenson Properties Trust and subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      As discussed in Note 3 to the consolidated financial statements, in 2001, Ramco-Gershenson Properties Trust and subsidiaries changed its method of accounting for derivative instruments to conform to Statement of Financial Accounting Standards No. 133, as amended or interpreted.

Deloitte & Touche LLP

Detroit, Michigan
March 6, 2002

RAMCO-GERSHENSON PROPERTIES TRUST

CONSOLIDATED BALANCE SHEETS
December 31, 2001 and 2000

	2001	2000

	(In thousands, except
	per share amounts)
ASSETS
Investment in real estate — net	$496,269	$509,629
Cash and cash equivalents	5,542	2,939
Accounts receivable — net	17,627	15,954
Equity investments in and advances to unconsolidated entities	7,837	9,337
Other assets — net	25,454	22,425

Total Assets	$552,729	$560,284

LIABILITIES AND SHAREHOLDERS’ EQUITY
Mortgages and notes payable	$347,275	$354,008
Distributions payable	5,062	5,076
Accounts payable and accrued expenses	18,830	15,355

Total Liabilities	371,167	374,439
Minority Interest	48,157	47,301
Commitments and Contingencies	—	—
SHAREHOLDERS’ EQUITY
Preferred Shares, par value $.01, 10,000 shares authorized; 1,400 Series A convertible shares issued and outstanding, liquidation value of $35,000	33,829	33,829
Common Shares of Beneficial Interest, par value $.01, 30,000 shares authorized; 7,092 and 7,128 issued and outstanding, respectively	71	71
Additional paid-in capital	150,186	150,728
Accumulated other comprehensive loss	(3,179)	—
Cumulative distributions in excess of net income	(47,502)	(46,084)

Total Shareholders’ Equity	133,405	138,544

Total Liabilities and Shareholders’ Equity	$552,729	$560,284

See notes to consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2001, 2000 and 1999

	2001	2000	1999

	(In thousands, except
	per share amounts)
REVENUES
Minimum rents	$61,043	$60,228	$59,779
Percentage rents	1,442	1,745	2,037
Recoveries from tenants	23,303	23,884	21,486
Fees and management income	2,485	—	—
Interest and other income	2,700	2,675	997

Total Revenues	90,973	88,532	84,299

EXPENSES
Real estate taxes	10,168	9,449	7,810
Recoverable operating expenses	14,286	15,104	14,391
Depreciation and amortization	17,083	15,274	13,311
Other operating	1,464	1,460	1,418
General and administrative	8,337	5,520	5,964
Interest expense	26,332	27,756	25,421

Total Expenses	77,670	74,563	68,315

Operating income	13,303	13,969	15,984
Earnings (Loss) from unconsolidated entities	813	198	(204)

Income before gain on sale of real estate and minority interest	14,116	14,167	15,780
Gain on sale of real estate	5,550	3,795	974
Minority interest	(5,803)	(4,942)	4,915)

Net income before cumulative effect of change in accounting principle	13,863	13,020	11,839
Cumulative effect of change in accounting principle	—	(1,264)	—

Net income	13,863	11,756	11,839
Preferred stock dividends	3,360	3,360	3,407

Net income available to common shareholders	$10,503	$8,396	$8,432

Basic and diluted earnings per share before cumulative effect of change in accounting principle:
Basic	$ 1.48	$1.34	$1.17

Diluted	$ 1.47	$1.34	$1.17

Basic and diluted earnings per share after cumulative effect of change in accounting principle:
Basic	$ 1.48	$1.17	$1.17

Diluted	$ 1.47	$1.17	$1.17

Weighted average shares outstanding:
Basic	7,105	7,186	7,218

Diluted	7,125	7,187	7,218

See notes to consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
Years Ended December 31, 2001, 2000 and 1999

				Accumulated
		Common	Additional	Other	Cumulative	Total
	Preferred	Stock	Paid-In	Comprehensive	Earnings/	Shareholders’
	Stock	Par Value	Capital	Loss	Distributions	Equity

	(In thousands, except share amounts)
Balance, January 1, 1999	$33,829	$72	$151,973	$—	$(38,732)	$147,142
Cash distributions declared					(12,126)	(12,126)
Preferred Shares dividends declared					(3,407)	(3,407)
Net income and comprehensive income					11,839	11,839

Balance, December 31, 1999	33,829	72	151,973	—	(42,426)	143,448
Cash distributions declared					(12,054)	(12,054)
Preferred Shares dividends declared					(3,360)	(3,360)
Purchase and retirement of common shares		(1)	(1,245)			(1,246)
Net income and comprehensive income					11,756	11,756

Balance, December 31, 2000	33,829	71	150,728	—	(46,084)	138,544
Cash distributions declared					(11,921)	(11,921)
Preferred Shares dividends declared					(3,360)	(3,360)
Purchase and retirement of common shares			(654)			(654)
Stock options exercised			112			112

	33,829	71	150,186	—	(61,365)	122,721

Components of comprehensive income (loss):
Net income					13,863	13,863
Cumulative effect of change in accounting principle				(348)		(348)
Unrealized losses on interest rate swaps				(2,831)		(2,831)

Total Comprehensive Income	—	—	—	(3,179)	13,863	10,684

Balance, December 31, 2001	$33,829	$71	$150,186	$(3,179)	$(47,502)	$133,405

See notes to consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2001, 2000 and 1999

	2001	2000	1999

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$13,863	$11,756	$11,839
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	17,083	15,274	13,311
Amortization of deferred financing costs	785	375	635
Gain on sale of real estate	(5,550)	(3,795)	(974)
(Earnings) Loss from unconsolidated entities	(813)	(198)	204
Minority Interest	5,803	4,942	4,915
Changes in operating assets and liabilities:
Accounts receivable	(1,231)	(4,089)	(2,927)
Other assets	(4,688)	(7,421)	(3,796)
Accounts payable and accrued expenses	(696)	282	747

Cash Flows Provided By Operating Activities	24,556	17,126	23,954

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(21,727)	(27,332)	(43,178)
Investment in unconsolidated entities	(2,469)	(1,430)	(2,329)
Proceeds from sale of real estate	29,045	5,431	34,425
Collection of note receivable from unconsolidated entity	—	9,326	—
Advances from unconsolidated entities	122	924	92
Distributions received from unconsolidated entities	803	302	287

Cash Flows Provided by (Used In) Investing Activities	5,774	(12,779)	(10,703)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to shareholders	(11,942)	(12,091)	(12,126)
Cash distributions to operating partnership unit holders	(4,947)	(4,948)	(5,227)
Cash dividends paid on preferred shares	(3,358)	(3,374)	(3,253)
Repayment of Credit Facility	(4,950)	(20,120)	(34,388)
Repayment of unsecured loan	(2,875)	(20,000)	—
Principal repayments on mortgage debt	(4,076)	(5,605)	(3,179)
Purchase and retirement of common shares	(654)	(1,246)	—
Payments of deferred financing costs	(205)	(1,949)	(658)
Purchase of operating partnership units	—	—	(97)
Borrowings on Credit Facility	5,420	33,250	25,100
Borrowings on fixed rate mortgage	10,340	25,000	—
Borrowings on variable rate mortgage	2,983	—	—
(Repayment) borrowings on construction loans	(13,575)	3,931	21,771
Proceeds from exercise of stock options	112	—	—

Cash Flows Used In Financing Activities	(27,727)	(7,152)	(12,057)

Net Increase (Decrease) in Cash and Cash Equivalents	2,603	(2,805)	1,194
Cash and Cash Equivalents, Beginning of Period	2,939	5,744	4,550

Cash and Cash Equivalents, End of Period	$5,542	$2,939	$5,744

Supplemental Disclosures of Cash Flow Information:
Cash Paid for Interest During the Period	$25,110	$28,905	$26,361

See notes to consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2001, 2000 and 1999
(Dollars in thousands)

1. Organization

      We are engaged in the business of owning, developing, acquiring, managing and leasing community shopping centers, regional malls and single tenant retail properties. At December 31, 2001, we had a portfolio of 57 shopping centers, with more than 11,400,000 square feet of gross leasable area, located in the midwestern, southeastern and mid-Atlantic regions of the United States. Our centers are usually anchored by discount department stores or supermarkets and the tenant base consists primarily of national and regional retail chains and local retailers. Our credit risk, therefore, is concentrated in the retail industry.

      The economic performance and value of our real estate assets are subject to all the risks associated with owning and operating real estate, including risks related to adverse changes in national, regional and local economic and market conditions. The economic condition of each of our markets may be dependent on one or more industries. An economic downturn in one of these industries may result in a business downturn for our tenants, and as a result, these tenants may fail to make rental payments, decline to extend leases upon expiration, delay lease commencements or declare bankruptcy.

      Any tenant bankruptcies, leasing delays, or failure to make rental payments when due could result in the termination of the tenant’s lease, causing material losses to us and adversely impacting our operating results. If our properties do not generate sufficient income to meet our operating expenses, including future debt service, our income and results of operations would be adversely affected. During 2001, seven of our tenants filed for bankruptcy protection, representing a total of 15 locations. These tenants represented approximately 1.7% of our aggregate base rental income during 2001. During January 2002, two more of our tenants filed for bankruptcy protection, including Kmart Corporation which represented approximately 6.1% of our annualized base rental income at December 31, 2001.

      Revenues from our largest tenant, Wal-Mart, amounted to 8.7%, 9.2% and 10.2% of our annualized base rent for the years ended December 31, 2001, 2000 and 1999, respectively.

2. Summary of Significant Accounting Policies

      Principles of Consolidation — The consolidated financial statements include the accounts of the Company and our majority owned subsidiary, the Operating Partnership, Ramco-Gershenson Properties, L.P. (70.7% owned by us at December 31, 2001 and 70.8% at December 31, 2000), our wholly owned subsidiary, Ramco Properties Associates Limited Partnership, a financing subsidiary and Ramco-Gershenson, Inc, our management company. See Note 4 to the Consolidated Financial Statements. All significant intercompany accounts and transactions have been eliminated in consolidation.

      Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Revenue Recognition — Shopping center space is generally leased to retail tenants under leases which are accounted for as operating leases. We recognize minimum rents on the straight-line method over the terms of the leases, as required under Statement of Financial Accounting Standard No. 13. Certain of the leases also provide for additional revenue based on contingent percentage income and is recorded on an accrual basis once the specified target that triggers this type of income is achieved. The leases also typically provide for tenant recoveries of common area maintenance, real estate taxes and other operating expenses. These recoveries are recognized as revenue in the period the applicable costs are incurred.

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Straight line rental income was greater than the current amount required to be paid by our tenants by $2,135, $3,383 and $2,705 for the years ended December 31, 2001, 2000 and 1999, respectively.

      Cash and Cash Equivalents — We consider all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents.

      Income Tax Status — We conduct our operations with the intent of meeting the requirements applicable to a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986 as amended, also known as the Code, . In order to maintain qualification as a real estate investment trust, the REIT is also required to distribute annually at least a minimum percentage (90% for tax years beginning after December 31, 2000, and 95% for earlier tax years) of its REIT Taxable Income (as defined in the IRC) to its shareholders. As a real estate investment trust, the REIT will generally not be liable for federal corporate income taxes. Thus, no provision for federal income taxes has been included in the accompanying financial statements.

      Real Estate — We record real estate assets at the lower of cost or fair value if impaired. Costs incurred for the acquisition, development and construction of properties are capitalized. For redevelopment of an existing operating property, the undepreciated net book value plus the cost for the construction (including demolition costs) incurred in connection with the redevelopment are capitalized to the extent such costs do not exceed the estimated fair value when complete. To the extent such costs exceed the estimated fair value of such property, the excess is charged to expense.

      We evaluate the recoverability of our investment in real estate whenever events or changes in circumstances indicate that the carrying amount of an asset may be impaired. Our assessment of recoverability of our real estate assets includes, but is not limited to, recent operating results, expected net operating cash flow and our plans for future operations. For the years ended, December 31, 2001, 2000 and 1999, none of our assets were considered impaired.

      Depreciation is computed using the straight-line method and estimated useful lives for buildings and improvements of 40 years and equipment and fixtures of 5 to 10 years. Expenditures for improvements and construction allowances paid to tenants are capitalized and amortized over the remaining life of the initial terms of each lease. Expenditures for normal, recurring, or periodic maintenance and planned major maintenance activities are charged to expense when incurred. Renovations which improve or extend the life of the asset are capitalized.

      Other Assets — Other assets consist primarily of prepaid expenses, proposed development and acquisition costs, and financing and leasing costs which are amortized using the straight-line method over the terms of the respective agreements. Using our best estimates based on reasonable and supportable assumptions and projections, we review for impairment such assets whenever events or changes in circumstances indicate that the carrying amount of these assets might not be recoverable.

      Derivative Financial Instruments — In managing interest rate exposure on certain floating rate debt, we at times enter into interest rate protection agreements. We do not utilize these arrangements for trading or speculative purposes. The differential between fixed and variable rates to be paid or received is accrued, as interest rates change, and recognized currently in the Consolidated Statement of Income. We are exposed to credit loss in the event of non-performance by the counter party to the interest rate swap agreements, however, we do not anticipate non-performance by the counter party.

      Impact of Recent Accounting Pronouncements — In June 2001, The Financial Accounting Standards Board, also known as FASB, issued Statement of Financial Accounting Standard No. 141 “Business Combinations” (“SFAS 141”). This statement requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 prohibits the use of the pooling of interest

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

method of accounting for business combinations. We do not expect the provisions of this statement to have a material impact on our consolidated financial statements.

      The FASB issued Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”) in June 2001. This statement changes the accounting for the amortization of goodwill and other intangible assets acquired in a business combination from an amortization method to an impairment-only method. The implementation of this statement may require the use of significant judgment to determine how to measure the fair value of intangible assets. We do not expect this statement to have a material effect on our consolidated financial statements. We will adopt SFAS 142 as required for our first quarterly filing of our 2002 fiscal year.

      In August 2001, the FASB issued Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). This statement supersedes FASB Statement No. 122, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS 144 requires an impairment loss to be recognized if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. This statement requires the use of one of two present value techniques to measure the fair value of an asset. In addition, this statement would require us to account for the sale of shopping centers as discontinued operations and not as part of our ongoing operations. SFAS 144 is not expected to have a material impact on our consolidated financial statements and is effective as of January 1, 2002.

3. Accounting Change — Derivative Financial Instruments

      Effective January 1, 2001, we adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). This statement, as amended, requires us to measure all derivatives at fair value and to recognize them in the Consolidated Balance Sheet as an asset or liability, depending on our rights and obligations under each derivative contract. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are deferred and recorded as a component of other comprehensive income (“OCI”) until the hedged transactions occur and are recognized in earnings. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the ineffective portion of a hedged derivative are recognized in earnings in the current period.

      Under the terms of the Credit Facility, we are required to maintain interest rate swap agreements to reduce the impact of changes in interest rate on our variable rate debt. We have entered into five interest rate swap agreements with a notional amount of $75,000 as of December 31, 2001, and provide for a fixed rate ranging from 7.0% to 8.3% at various dates through March 2004. The differential between fixed and variable rates to be paid or received is accrued, as interest rates change, and recognized currently in the Consolidated Statement of Income. We are exposed to credit loss in the event of non-performance by the counter party to the interest rate swap agreements, however, we do not anticipate non-performance by the counter party.

      The adoption of SFAS 133 resulted in a transition adjustment loss charged to OCI of $348 as of January 1, 2001. For the year ended December 31, 2001, the change in fair market value of the interest rate swap agreements increased the OCI loss by $2,831, to $3,179.

4. Consolidation of Ramco-Gershenson, Inc.

      Through our operating partnership, Ramco-Gershenson Properties, L.P., we own 100% of the non-voting and voting common stock of Ramco-Gershenson, Inc. (“Ramco”), the management company which provides property management services to us and to other entities. We previously accounted for our investment in Ramco under the equity method. As of January 1, 2001, Ramco elected to be a taxable real estate investment trust subsidiary for federal income tax purposes. In conjunction with the tax election, we entered into an option

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreement to purchase the remaining voting common stock of Ramco. Subsequent to December 31, 2000, the assets, liabilities, revenue and expenses of Ramco have been included in the accompanying consolidated financial statements. This increased revenues and expenses by $2,485 for the year ended December 31, 2001.

      The following unaudited pro forma consolidated results of operations for the years ended December 31, 2000 and 1999, assumes that Ramco was included in the consolidated financial statements as of January 1, 1999 (in thousands, except per share data):

	December 31,	December 31,
	2000	1999

Revenue	$90,529	$85,806
Expenses	76,560	69,822

Operating income	13,969	15,984

Net income	$11,756	$11,839

Net income:
Basic earnings per share	$1.17	$1.17

Diluted earnings per share	$1.17	$1.17

      The effect of including Ramco in the Consolidated Balance Sheet was to increase the following accounts as of January 1, 2001 and to reduce equity investments:

Cash	$179
Accounts receivable	1,627
Other assets	3,447
Accounts payable and accrued expenses	(993)

Reduction in equity investments in unconsolidated entities	$4,260

5. Accounts Receivable — Net

      Accounts receivable include $10,560 and $9,865 of unbilled straight-line rent receivables at December 31, 2001, and December 31, 2000, respectively. Straight line rent receivable at December 31, 2001, includes approximately $1,997 due from Kmart Corporation.

      We provide for bad debt expense based upon the reserve method of accounting. Historically we have provided approximately 0.5% of rental revenues as our annual bad debt reserve based on the level of bad debt we have experienced. Due to the economic downturn in the retail industry and the increase in the number of retail companies filing for bankruptcy protection (including Kmart Corporation during January 2002), we increased the bad debt expense to approximately 0.9% of rental revenue for the year ended December 31, 2001.

      We continuously monitor the collectability of our accounts receivable (billed, unbilled and straight-line) from tenants and based on our judgment, adjust the allowance for bad debts as necessary. It is our policy to cease recording rental income from tenants when we believe such amounts would be uncollectible. Management believes the allowance is adequate to absorb currently estimated bad debts. However, if we experience bad debts in excess of the reserves we have established, our operating income would be reduced.

      An allowance for doubtful accounts has been provided against the portion of tenant accounts receivable which is estimated to be uncollectible. Accounts receivable in the accompanying balance sheet is shown net of an allowance for doubtful accounts of $1,773 and $1,283 as of December 31, 2001 and 2000 respectively.

      Bad debt expense amounted to $735, $330 and $559 for the three years ended December 31, 2001, 2000 and 1999, respectively.

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. Investment in Real Estate

      Investment in real estate consists of the following:

	December 31,

	2001	2000

Land	$77,546	$71,809
Buildings and improvements	471,317	472,846
Construction in progress	8,486	13,340

	557,349	557,995
Less: accumulated depreciation	(61,080)	(48,366)

Investment in real estate — net	$496,269	$509,629

      Gain on Sale of Real Estate — In January 2001, we sold White Lake MarketPlace for cash of $20,200, resulting in a gain on sale of approximately $5,300. See Note 18. In addition, we sold our Athens Town Center property and four parcels of land and recognized an additional aggregate gain of $250.

      During 2000, we sold two parcels of land and recognized an aggregate gain of $3,795. In addition, a subsidiary of Ramco, an unconsolidated entity, sold a parcel of land and recognized a gain of $249. Accordingly, the cost reimbursement by the Operating Partnership to Ramco was reduced by the amount of the gain, thereby reducing our general and administrative expenses in 2000.

      During 1999, we sold two properties for cash of $34,425 and recognized an aggregate gain of $974.

7. Investments in and Advances to Unconsolidated Entities

      We have investments in and advances to the following unconsolidated entities:

Ownership as of
Unconsolidated Entities	December 31, 2001

28th Street Kentwood Associates	50%
S-12 Associates	50%
RPT/ INVEST, LLC	25%
RPT/ INVEST II, LLC	25%
Rossford Development LLC	10%
Ramco/ West Acres LLC	40%
Ramco/ Shenandoah LLC	40%

      In September 2001, we invested $756 for a 40 percent interest in a joint venture, Ramco/ West Acres LLC. Simultaneously, the joint venture acquired West Acres Commons shopping center located in Flint Township, Michigan for a purchase price of approximately $11,000 and assumed a mortgage note of $9,407. At December 31, 2001, the principal balance was $9,388, with fixed interest at 8.14% due April 2010.

      In November 2001, we invested $1,713 for a 40 percent interest in a joint venture, Ramco/ Shenandoah LLC. The joint venture acquired Shenandoah Square shopping center located in Davie, Florida for a purchase price of approximately $16,300. At December 31, 2001, this entity had a note payable of $12,469, with interest at 4.75%, due February 2002. On January 29, 2002, the LLC refinanced the debt and obtained a mortgage note in the amount of $13,000, with fixed interest at 7.33% due March 2012.

      Under terms of the joint venture agreements, we earned acquisition fees of $165 and $163, respectively, from the above-mentioned joint ventures. We are responsible for the leasing and management of the projects, for which we receive management fees and leasing fees. The joint venture agreements included a buy-sell provision whereby we have the right to purchase or sell the properties during specific time periods.

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In April 2000, we contributed $1,287 for a 25% interest in a joint venture, in connection with the acquisition of East Town Plaza shopping center located in Madison, Wisconsin. The entity has a mortgage note in the amount of $12,000, with variable interest rate at LIBOR plus 232 basis points, due May 2003. The effective interest rate at December 31, 2001 was 4.47%.

      On September 29, 2000, we assigned 90 percent of our interest in Rossford Development LLC to an unrelated party. Simultaneously, we invested $100 in the entity. The joint venture reimbursed us approximately $9,700 for advances paid for the acquisition of land and construction in progress related to the development of the Crossroads Centre project, located in Rossford, Ohio. At December 31, 2001, Rossford Development LLC had a construction loan payable in the amount of $19,255, due June 2003, with variable interest at 5.57% and a note payable in the amount of $6,773, due October 2004 with interest at 17.05% but interest payable during the term of the note at 12%. In addition, the joint venture has a payable to us in the amount of $369, due June 2002, with interest at 15%.

      Under terms of the joint venture agreement with Rossford Development LLC, we are responsible for the development, leasing and management of the project, for which we will receive fees. The joint venture agreement included a provision whereby we have the right, but not the obligation, to purchase the project during specific time periods. If we do not exercise this option, we will be obligated to make an option payment of $3,300 to the 90% owner of this joint venture on July 17, 2002.

      Other unconsolidated entities had the following debt outstanding at December 31, 2001:

28th Street Kentwood Associates — $10,419, due July 2003, with fixed interest at 8.43%

S-12 Associates — $1,407, due May 2016, with fixed interest at 7.50%

RPT/ INVEST, LLC — $22,000, due August 2002 with variable interest at 4.18%

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Combined condensed financial information of our unconsolidated entities is summarized as follows:

	2001	2000	1999

ASSETS
Investment in real estate — net	$104,594	$63,805	$33,526
Other assets	6,151	8,428	5,341

Total Assets	$110,745	$72,233	$38,867

LIABILITIES
Mortgage notes payable	$94,080	$58,804	$34,223
Other liabilities	3,287	4,335	1,606

Total Liabilities	97,367	63,139	35,829
Owners’ equity	13,378	9,094	3,038

Total Liabilities and Owners’ Equity	$110,745	$72,233	$38,867

Company’s equity investments in unconsolidated entities	$7,139	$8,915	$6,357
Advances to unconsolidated entities	698	422	1,285

Total Equity Investments in and Advances to Unconsolidated Entities	$7,837	$9,337	$7,642

Revenues
Property revenues	$13,986	$9,450	$3,705
Fees and management income		3,841	2,544
Leasing/development cost reimbursements		2,485	2,323

Total Revenues	13,986	15,776	8,572

Expenses
Property expenses	9,302	8,276	3,087
Employee expenses		6,574	5,932
Office and other expenses		1,683	1,908
Total Expenses	9,302	16,533	10,927

Earnings (loss) before gain on sale of real estate	4,684	(757)	(2,355)
Gain on sale of real estate		249	251

Excess (deficiency) of revenues over expenses	4,684	(508)	(2,104)
Cost reimbursement from Operating Partnership		1,682	2,722

Income	$4,684	$1,174	$618

Company’s share of income	$932	$465	$257

      Our share of the unconsolidated entities’ income of $932, $465 and $257, for the years ended December 31, 2001, 2000 and 1999, was reduced by $119 in 2001, $267 in 2000, and $461 in 1999, which represents depreciation and amortization adjustments arising from our net basis adjustments in the unconsolidated entities’ assets. These adjustments result in net earnings (loss) of $813, $198 and ($204) from the unconsolidated entities’ for the years ended December 31, 2001, 2000 and 1999, respectively. In addition, our investment in RPT/ Invest is approximately $722 lower than the net basis in the unconsolidated entity as a result of deferring the gain on the sale of the two properties sold to the joint venture.

      For the year ended December 31, 2001, Ramco, the management company which provides property management services to us and to other entities, is included in the consolidated financial statements. Prior to January 1, 2001, Ramco was accounted for under the equity method.

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8. Other Assets

      Other assets at December 31 are as follows:

	2001	2000

Leasing costs	$14,908	$13,101
Prepaid expenses and other	6,765	5,652
Deferred financing costs	5,872	5,667

	27,545	24,420
Less: accumulated amortization	(10,485)	(7,185)

	17,060	17,235
Proposed development and acquisition costs	8,394	5,190

Other assets — net	$25,454	$22,425

      Proposed development and acquisition costs include $5,140 at December 31, 2001 and 2000, for an investment in a shopping center currently under development. Our investment in this entity is accounted for using the cost method of accounting because we do not have the ability to exercise significant influence over the investee’s operating and financial policies

      We may not be successful in identifying suitable real estate properties that meet our acquisition criteria or to develop proposed sites on satisfactory terms. We may not be successful negotiating for the acquisition of the land, obtaining required permits and completing developments in accordance with our budgets and on a timely basis. If we are not successful, costs incurred may be impaired and our financial condition and results of operations could be adversely affected.

9. Mortgages and Notes Payable

      Mortgages and notes payable at December 31 consist of the following:

	2001	2000

Fixed rate mortgages with interest rates ranging from 6.83% to 8.81% due at various dates through 2011	$195,290	$188,786
Floating rate mortgages at 75% of the rate of long-term Capital A rated utility bonds, due January 1, 2010, plus supplemental interest to equal LIBOR plus 200 basis points. The effective rate at December 31, 2001, was 6.41% and at December 31, 2000, was 7.95%	6,560	6,800
Floating rate mortgage with interest rate at prime or LIBOR plus 200 basis points, due September 2005. The effective rate at December 31, 2001, was 4.75%	21,000	—
Construction loan financing, converted to floating rate mortgage during 2001	—	18,017
Construction loan financing	—	13,575
Unsecured term loan, with an interest rate at LIBOR plus 400 basis points, due September 2003. The effective rate at December 31, 2001, was 6.03% and at December 31, 2000, was 10.64%	22,125	25,000
Credit Facility, with an interest rate at LIBOR plus 200 basis points, due September 2003, maximum available borrowings of $110,000. The effective rate at December 31, 2001, was 6.64% and at December 31, 2000, was 8.66%	102,300	101,830

	$347,275	$354,008

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The mortgage notes and construction loans are secured by mortgages on properties that have an approximate net book value of $325,667 as of December 31, 2001. The Credit Facility is secured by mortgages on various properties that have an approximate net book value of $164,702 as of December 31, 2001.

      The $110,000 Credit Facility bears interest between 162.5 and 225 basis points over LIBOR depending on certain debt ratios (using 200 basis points over LIBOR at December 31, 2001, the effective interest rate was 6.6%) and is secured by mortgages on various properties.

      At December 31, 2001, outstanding letters of credit issued under the Credit Facility, not reflected in the accompanying consolidated balance sheet, total approximately $818.

      The Credit Facility and the unsecured term loan contain financial covenants relating to loan to asset value, minimum operating coverage ratios, and a minimum equity value. As of December 31, 2001, we were in compliance with the covenant terms.

      The mortgage loans (other than our Credit Facility) encumbering our properties, including properties held by our unconsolidated joint ventures (See Note 7), are generally non-recourse, subject to certain exceptions for which we would be liable for any resulting losses incurred by the lender. These exceptions vary from loan to loan but generally include fraud or a material misrepresentation, misstatement or omission by the borrower, intentional or grossly negligent conduct by the borrower that harms the property or results in a loss to the lender, filing of a bankruptcy petition by the borrower, either directly or indirectly, and certain environmental liabilities. In addition, upon the occurrence of certain of such events, such as fraud or filing of a bankruptcy petition by the borrower, we would be liable for the entire outstanding balance of the loan, all interest accrued thereon and certain other costs, penalties and expenses.

      The following table presents scheduled principal payments on mortgages and notes payable as of December 31, 2001:

Year end December 31,
2002	$8,287
2003	125,510
2004	17,322
2005	14,362
2006	108,988
Thereafter	72,806

Total	$347,275

10. Leases

      Approximate future minimum rentals under noncancelable operating leases in effect at December 31, 2001, assuming no new or renegotiated leases nor option extensions on lease agreements, are as follows:

Year ended December 31,
2002	$54,593
2003	51,556
2004	46,284
2005	40,007
2006	35,766
Thereafter	239,106

Total	$467,312

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      We lease office space under an operating lease that had an initial term of five years commencing on July 1, 1999. Rent expense under this lease amounted to $363 in 2001 and 2000 and $298 in 1999. Future minimum rental payments are as follows:

Year ended December 31,
2002	$363
2003	363
2004	182

Total	$908

11. Earnings per Share

      The following table sets forth the computation of basic and diluted earnings per share (EPS) (in thousands, except share and per share data):

	2001	2000	1999

Numerator:
Net Income	$13,863	$11,756	$11,839
Preferred stock dividends	(3,360)	(3,360)	(3,407)

Income available to common shareholders for basic and dilutive EPS	$10,503	$8,396	$8,432

Denominator:
Weighted-average common shares for basic EPS	7,104,714	7,185,603	7,217,993
Effect of dilutive securities:
Options outstanding	20,465	1,778	—

Weighted-average common shares for dilutive EPS	7,125,179	7,187,381	7,217,993

Basic EPS	$1.48	$1.17	$1.17

Diluted EPS	$1.47	$1.17	$1.17

      In 2001, 2000 and 1999, conversion of the Series A Preferred Shares and of the Operating Partnership Units would have been antidilutive and, therefore, were not considered in the computation of diluted earnings per share.

12. Change in Method of Accounting for Percentage Rental Revenue

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB 101), which among other topics, requires that real estate companies should not recognize contingent percentage rents until the specified target that triggers this type of income is achieved. We had previously recorded percentage rents throughout the year based on rent estimated to be due from the tenant.

      We elected to adopt the provisions of SAB 101 as of April 1, 2000. The cumulative effect of such adoption is a reduction in percentage rental revenue retroactive to January 1, 2000, of approximately $1,264.

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following pro forma amounts reflect the effect of retroactive application of the change in method of accounting for percentage rents that would have been made in 1999 had the new method been in effect:

1999

Pro forma amounts assuming the new method of Accounting is applied retroactively:
Net income	$11,656
Preferred dividends	(3,407)

Net income available to common shareholders	$8,249

Earnings per share:
Basic	$1.14

Diluted	$1.14

13. Commitments and Contingencies

      During the third quarter of 1994, we held more than 25% of the value of our total assets in short-term Treasury Bill reverse repurchase agreements, which could be viewed as non-qualifying assets for purposes of determining whether we qualify to be taxed as a REIT. We requested that the IRS enter into a closing agreement with us that our ownership of the short-term Treasury Bill reverse repurchase agreements will not adversely affect our status as a REIT. The IRS deferred any action relating to this issue pending the further examination of our taxable years ended December 31, 1991, through 1994. As discussed below, the field examination has since been completed and the IRS has proposed to disqualify us as a REIT for our taxable year ended December 31, 1994, based on our ownership of the short-term Treasury Bill reverse repurchase agreements. Our former tax counsel, Battle Fowler LLP, had rendered an opinion on March 6, 1996, that our investment in the short-term Treasury Bill reverse repurchase agreements would not adversely affect our REIT status. This opinion, however, is not binding upon the IRS or any court.

      In connection with the incorporation and distribution of all of the shares of Atlantic Realty Trust in May 1996, we entered into a tax agreement with Atlantic under which Atlantic assumed all our tax liability arising out of the IRS’ then ongoing examination, excluding any tax liability relating to any actions or events occurring, or any tax return position taken after May 10, 1996, but including liabilities for additions to tax, interest, penalties and costs relating to covered taxes. Under the tax agreement, a group of our Trustees consisting of Stephen R. Blank, Arthur Goldberg and Joel Pashcow has the right to control, conduct and effect the settlement of any claims for taxes for which Atlantic assumed liability. Accordingly, Atlantic does not have any control as to the timing of the resolution or disposition of any such claims. In addition, the tax agreement provides that, to the extent any tax which Atlantic is obligated to pay under the tax agreement can be avoided through the declaration of a “deficiency dividend” (that is, our declaration and payment of a distribution that is permitted to relate back to the year for which the IRS determines a deficiency in order to satisfy the requirement for REIT qualification that we distribute a certain minimum amount of our “REIT taxable income” for such year), we will make, and Atlantic will reimburse us for the amount of, such deficiency dividend.

      In addition to examining our taxable years ended December 31, 1991, through 1994, the IRS examined our taxable year ended December 31, 1995. The IRS revenue agent issued an examination report on March 1, 1999 (which is hereinafter referred to as the “First Report”). As previously noted, the First Report proposes to disqualify us as a REIT for our taxable year ended December 31, 1994, based on our ownership of the short-term Treasury Bill reverse repurchase agreements. In addition, the First Report proposes to adjust our “REIT taxable income” for our taxable years ended December 31, 1991, 1992, 1993, and 1995. In this regard, we and Atlantic received an opinion from special tax counsel, Wolf, Block, Schorr and Solis-Cohen, on March 25, 1996, that, to the extent there is a deficiency in our “REIT taxable income” for our taxable years ended December 31, 1991, through 1994, and provided we timely make a deficiency dividend, our status as a REIT

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for those taxable years would not be affected. The First Report acknowledges that we may avoid disqualification for failure to meet the distribution requirement with respect to a year for which our income is increased can be avoided by payment of a deficiency dividend. However, the First Report notes that the payment of a deficiency dividend cannot cure our disqualification as a REIT for the taxable year ended December 31, 1994, based on our ownership of the short-term Treasury Bill reverse repurchase agreements.

      We believe that most of the positions set forth in the First Report are unsupported by the facts and applicable law. Accordingly, on April 30, 1999, we filed a protest with the Appeals Office of the IRS to contest most of the positions set forth in the First Report. The Appeals Officer returned the case file to the revenue agent for further development. On October 29, 2001, the revenue agent issued a new examination report (which is hereinafter referred to as the “Second Report”) that arrived at very much the same conclusions as the First Report. We filed a protest of the Second Report with the IRS on November 29, 2001, and expect to have a meeting with the appellate conferee in the near future. If a satisfactory result cannot be obtained through the administrative appeals process, judicial review of the determination is available to us. In addition, the IRS is currently conducting an examination of us for the taxable years ended December 31, 1996, and 1997, and of one of our subsidiary partnerships for the taxable years ended December 31, 1997, and 1998, and may shortly begin examination of us and/or the subsidiary partnership for subsequent taxable years.

      Based on the Second Report, we could be liable for up to $54.1 million in combined taxes, penalties and interest through March 31, 2002. However, the Second Report acknowledges (as does the First Report as noted above) that we can avoid disqualification as a REIT for certain of our examined tax years if we distribute a deficiency dividend to our shareholders. The distribution of a deficiency dividend would be deductible by us, thereby reducing our liability for federal income tax. Based on the Second Report, the proposed adjustments to our “REIT taxable income” would require us to pay a deficiency dividend to our current shareholders resulting in combined taxes, penalties, interest and deficiency dividends of approximately $56.3 million as of March 31, 2002.

      If, notwithstanding the above-described opinions of legal counsel, the IRS successfully challenges our status as a REIT for any taxable year, we will be able to re-elect REIT status commencing with the fifth succeeding taxable year (or possibly an earlier taxable year if we meet certain relief provisions under the Internal Revenue Code).

      In the notes to the consolidated financial statements made part of Atlantic’s most recent quarterly report on Form 10-Q filed with the Securities and Exchange Commission for the quarter ended September 30, 2001, Atlantic has disclosed its liability for the tax deficiencies (and interest and penalties on the tax deficiencies) proposed to be assessed against us by the IRS for the taxable years ended December 31, 1991, through 1995, as reflected in each of the First Report and Second Report. We believe, but can provide no assurance, that Atlantic currently has sufficient assets to pay such tax deficiencies, interest and penalties. According to the quarterly report on Form 10-Q filed by Atlantic for its quarter ended September 30, 2001, Atlantic had net assets on September 30, 2001, of approximately $60 million (as determined pursuant to the liquidation basis of accounting). If the amount of tax, interest and penalties assessed against us ultimately exceeds the amounts proposed in each of the First Report and Second Report, however, because interest continues to accrue on the proposed tax deficiencies, or if additional tax deficiencies are proposed or for any other reason, then Atlantic may not have sufficient assets to reimburse us for all amounts we must pay to the IRS, and we would be required to pay the difference out of our own funds. Accordingly, the ultimate resolution of any controversy over tax liabilities covered by the above-described tax agreement may have a material adverse effect on our financial position, results of operations or cash flows, including if we are required to distribute deficiency dividends to our shareholders and/or pay additional taxes, interest and penalties to the IRS in amounts that exceed the value of Atlantic’s net assets. Moreover, the IRS may assess us with taxes that Atlantic is not required under the above-described tax agreement to pay, such as taxes arising from the recently-commenced examination of us for the taxable years ended December 31, 1996, and 1997, and of our subsidiary partnership for the taxable years ended December 31, 1997, and 1998. There can be no assurance, therefore, that the IRS

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

will not assess us with substantial taxes, interest and penalties which Atlantic cannot, is not required to, or otherwise does not pay.

      On December 31, 2001, Ramco/ Shenandoah LLC had a $12,469 unsecured note payable, which is due in February 2002. We unconditionally guaranteed this debt and, therefore, we were contingently liable for this amount. Subsequent to December 31, 2001, Ramco/ Shenandoah LLC obtained a mortgage note payable in the amount of $13,000 and used part of the proceeds to pay off the original note. We did not guarantee the subsequent financing.

      In connection with the development and expansion of various shopping centers as of December 31, 2001, we have entered into agreements for construction costs of approximately $5,300.

14. Shareholders’ Equity

      Convertible Series A Preferred Shares — In October, 1997 we entered into an agreement with certain clients advised by Morgan Stanley Asset Management, Inc. (“MSAM”), and Kimco Realty Corporation (“Kimco”) pursuant to which such entities agreed to invest up to an aggregate of $35,000 in the Operating Partnership. The MSAM clients and Kimco initially purchased Preferred Operating Partnership Units which, after shareholder approval in December 1997, were converted into our Series A Convertible Preferred Shares (“Series A Preferred Series”) and, ultimately, may be converted into Common Shares. The initial investments of $11,667 were made in October 1997. During 1998, we issued 933,000 Series A Preferred Shares receiving net proceeds of approximately $22,682.

      The MSAM clients are required to purchase 19.4% of the first $50,000 in a follow-on public offering of our Shares at the offering price less the underwriter’s fees, commissions, and discounts per share. Upon consummation of such public offering, all outstanding Series A Preferred Shares will be exchanged into Common Shares, at a conversion price of $17.50 per share, which conversion price is subject to adjustment in certain circumstances.

      The Series A Preferred Shares rank senior to the Common Shares with respect to dividends and upon liquidation, dissolution or winding up of the Company. The Series A Preferred Shares are entitled to receive cumulative dividends, payable quarterly in arrears, at an annual rate equal to the greater of (i) 9.60% of the stated value ($25.00 per share) and (ii) the dividend rate expressed as an annual rate which is implicit in the amount of dividends actually paid with respect to Common Shares, based on a $17.50 per share price for the Common Shares, determined as of each quarterly dividend payment date (the “Payable Component”).

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

      The Series A Preferred Shares are subject to mandatory conversion on the date which is the earlier of a qualified underwritten offering or the maturity date which is on October 3, 2002. At the option of the holders, the Series A Preferred Shares will be convertible in whole or in part into Common Shares at the stated value plus unpaid dividends prior to the maturity date or qualified underwritten offering date. The maturity date will be accelerated and all Series A Preferred Shares will be redeemed in cash at the stated value plus unpaid dividends in the event that it is determined by the IRS that it will, for any period, deny to us the tax benefits associated with REIT qualification and either or both of the following circumstances arise: (i) we do not receive (within a period of 60 days of the date established by the IRS as the date of which the deficiency dividend or other additional taxes are required to be paid) the full indemnity payment for such loss of tax benefits that we are entitled to receive from Atlantic pursuant to the Tax Agreement with Atlantic, or (ii) counsel reasonably satisfactory to MSAM is unable to provide to the holders of the Series A Preferred

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Shares affirmative advice that, commencing not later than with the taxable year ending December 31, 2001, we will, notwithstanding such determination by the IRS, be able to elect to be qualified and taxed as a REIT under the Code, and its proposed method of operation will enable it so to qualify for following years.

      Dividend Reinvestment Plan — We have a dividend reinvestment plan that allows for participating shareholders to have their dividend distributions automatically invested in additional shares of beneficial interest in the Company based on the average price of the shares acquired for the distribution.

15. Benefit Plans

Stock Option Plans

      1996 Share Option Plan — In May 1996, we adopted the 1996 Share Option Plan (the “Plan”) to enable our employees to participate in the ownership of the Company. The Plan was amended in June 1999 to provide for the maximum number of common shares available for issuance under the Plan to equal 9 percent of the total number of issued and outstanding common shares (on a fully diluted basis assuming the exchange of all OP units and Series A Preferred Shares for common shares), which number would equal approximately 1,083 common shares at December 31, 2001. The Plan provides for the award of up to 1,083 stock options to purchase common shares of beneficial interest, at the fair market value at the date of grant, to executive officers and employees of the Company. The Plan is administered by the independent trustee members of the Compensation Committee of the Board of Trustees, whose members are not eligible for grants under the Plan. Stock options granted under the Plan vest and become exercisable in installments on each of the first three anniversaries of the date of grant and expire ten years after the date of grant. No more than 50,000 share options may be granted to any one individual in any calendar year.

      1997 Non-Employee Trustee Stock Option Plan — On June 10, 1997, we adopted the 1997 Non-Employee Trustee Stock Option Plan (the “Trustees’ Plan”) which permits us to grant non-qualified options to purchase up to 100,000 common shares of beneficial interest in the Company at the fair market value at the date of grant. Each Non-Employee Trustee will be granted an option to purchase 2,000 shares annually on our annual meeting date, beginning June 10, 1997. Stock options granted to participants vest and become exercisable in installments on each of the first two anniversaries of the date of grant and expire ten years after the date of grant.

      Information relating to the 1996 Share Option Plan and the 1997 Non-Employee Trustee Stock Option Plan (the “Plans”) from December 31, 1998 through December 31, 2001 is as follows:

	Number	Weighted Average
	Of Shares	Exercise Price

Outstanding at December 31, 1998	511,103	$16.74
Granted	24,000	16.38
Cancelled or expired	(15,779)	17.23

Outstanding at December 31, 1999	519,324	$16.71
Granted	162,000	14.11
Cancelled or expired	(13,695)	18.60

Outstanding at December 31, 2000	667,629	$16.04
Granted	12,000	17.33
Cancelled or expired	(19,191)	19.02
Exercised	(6,833)	16.42

Outstanding at December 31, 2001	653,605	$15.97

Shares exercisable at December 31, 1999	318,119	$16.58

Shares exercisable at December 31, 2000	424,954	$16.70

Shares exercisable at December 31, 2001	532,269	$16.31

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At December 31, 2001, the range of exercise prices and weighted average remaining contractual life of outstanding options was $14.06 — $21.63, and 6.3 years.

      The fair value of options granted during 2001, 2000 and 1999 was estimated to be immaterial on the date of grant. All options granted were non-qualified share options. This was determined using the Black-Scholes option pricing model with the following weighted average assumptions used:

	2001	2000	1999

Risk-free interest rate	4.8%	6.5%	5.7%
Dividend yield	9.7%	11.9%	11.2%
Volatility	19.5%	19.0%	17.3%
Weighted average expected life	5.0	5.0	5.0

      We account for the Plans in accordance with Accounting Principles Board Opinion No. 25 under which no compensation cost has been recognized for stock option awards. There would be no material difference if compensation cost had been calculated consistent with the provisions of Statement of Financial Standards No. 123, “Accounting for Stock Based Compensation.”

401(k) Plan

      We sponsor a 401(k) defined contribution plan covering substantially all officers and employees of the Company which allows participants to defer up to a maximum of 17.5% of their compensation. We contribute up to a maximum of 50% of the employee’s contribution for 2001 and 2000 and 25% for 1999, up to a maximum of 5% of an employee’s annual compensation. During 2001, 2000 and 1999, our matching cash contributions were $154, $157 and $57, respectively.

16. Financial Instruments

      Statement of Financial Accounting Standards No. 107 requires disclosure about fair value of all financial instruments. The carrying values of cash and cash equivalents, receivables, accounts payable and accrued expenses are reasonable estimates of their fair values because of the short maturity of these financial instruments. As of December 31, 2001 and 2000 the mortgages and notes payable amounts are also a reasonable estimate of their fair value because their interest rates approximate the current borrowing rates available to us.

17. Quarterly Financial Data (Unaudited)

      The following table sets forth the quarterly results of operations for the years ended December 31, 2001 and 2000 (in thousands, except per share amounts):

			Earnings Per Share

	Revenues	Net income	Basic	Diluted

2001
Quarter ended:
March 31	$23,544	$6,336	$0.77	$0.69
June 30	21,466	2,634	0.25	0.25
September 30	22,653	2,674	0.26	0.26
December 31	23,310	2,219	0.19	0.19

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Earnings Per Share

	Revenues	Net income	Basic	Diluted

2000(1)
Quarter ended:
March 31	$21,828	$3,224	$0.33	$0.33
June 30	21,158	4,972	0.57	0.54
September 30	21,634	2,685	0.26	0.26
December 31	23,912	2,139	0.18	0.18

(1)	As of April 1, 2000, we changed our method of accounting for percentage rents, as required under the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.” The newly adopted method requires us to recognize contingent percentage rental income only when the specified target that triggers this type of income is achieved. The cumulative effect of adopting this change in accounting is a reduction in percentage rental income as of January 1, 2000.

For the quarters ended during 2000, net income and basic and diluted earnings per share are before the cumulative effect of the change in accounting principle.

18. Transactions With Related Parties

      In January 2001, we sold White Lake MarketPlace to Pontiac Mall Limited Partnership for cash of $20,200, resulting in a gain on sale of approximately $5,300. Various executive officers/trustees of the Company are partners in that partnership. The property was offered for sale, utilizing the services of a national real estate brokerage firm, and we accepted the highest offer from an unrelated party. Subsequently the buyer cancelled the agreement. Pontiac Mall Limited Partnership presented a comparable offer, which resulted in more favorable economic benefits to us. The sale of the property to Pontiac Mall Limited Partnership was entered into upon the unanimous approval of the independent members of our Board of Trustees.

      Under terms of an agreement with Pontiac Mall Limited Partnership, we continue to manage the property and receive management fees. In 2001, we received $70 in management fees from the partnership.

      At December 31, 2001, Ramco/ Shenandoah LLC had a $12,469 unsecured note payable, due February 2002. We unconditionally guaranteed this debt and therefore we were contingently liable for this amount. Subsequent to December 31, 2001, Ramco/ Shenandoah LLC obtained a mortgage note payable in the amount of $13,000 and used part of the proceeds to pay off the original note. We did not guarantee the subsequent financing.

      At December 31, 2001, we had a receivable from Rossford Development LLC in the amount of $369, due June 2002, with interest at 15%.

      We have management agreements with various partnerships and perform certain administrative functions on behalf of entities owned in part by certain trustees and/or officers of the Company. The following revenue was earned during the three years ended December 31, 2001 from these related parties:

	2001	2000	1999

Management fees	$322	$391	$787
Leasing fee income		77	231
Acquisition fee	163
Brokerage commission and other	57	8	2
Payroll reimbursement	88	88	97

Total	$630	$564	$1,117

      We had receivables from related entities in the amount of $355 at December 31, 2001 and $337 at December 31, 2000.

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19. REAL ESTATE ASSETS

      Net Investment in Real Estate Assets at December 31, 2001

					Initial Cost
					to Company

						Building &
		Year	Year	Year		Improvements
Property	Location	Constructed(a)	Acquired	Renovated	Land	(f)

Alabama
Cox Creek Plaza	Florence, AL		1997	2000	589	5,336
Florida
Crestview Corners	Crestview, FL		1997		400	3,602
Lantana Plaza	Lantana, FL		1993		2,590	2,600
Naples Towne Center	Naples, FL	1983	1996		218	1,964
Pelican Plaza	Sarasota, FL		1997		710	6,404
Shoppes of Lakeland	Lakeland, FL		1996		1,279	11,543
Southbay Fashion Center	Osprey, FL		1998		597	5,355
Sunshine Plaza	Tamarac, FL		1991	1998	1,748	7,452
Village Lakes	Land O’ Lakes, FL		1997		862	7,768
Georgia
Conyers Crossing	Conyers, GA		1998		729	6,562
Holcomb Center	Alpharetta, GA		1996		658	5,953
Indian Hills	Calhoun, GA		1997		706	6,355
Mays Crossing	Stockbridge, GA		1997		725	6,532
Maryland
Crofton Plaza	Crofton, MD		1991		3,201	6,499
Michigan
Auburn Mile	Auburn Hills, MI	2000	1999		15,704	0
Clinton Valley Mall	Sterling Heights, MI	1979	1996	1999	1,101	9,910
Clinton Valley Shopping Center	Sterling Heights, MI	1979	1996		399	3,588
Eastridge Commons	Flint, MI	1990	1996	1997	1,086	9,775
Edgewood Towne Center	Lansing, MI	1990	1996	1992	665	5,981
Ferndale Plaza	Ferndale, MI	1984	1996		265	2,388
Fraser Shopping Center	Fraser, MI		1996		363	3,263
Jackson Crossing	Jackson, MI		1996	2000	2,249	20,237
Jackson West	Jackson, MI	1996	1996	1999	2,806	6,270
Lake Orion Plaza	Lake Orion, MI	1977	1996		470	4,234
Madison Center	Madison Heights, MI		1997	2000	817	7,366
New Towne Plaza	Canton, MI	1976	1996	1998	817	7,354
Oak Brook Square	Flint, MI		1996		955	8,591
Roseville Plaza	Roseville, MI		1996	2001	1,403	13,195
Southfield Plaza	Southfield, MI		1996	1999	1,121	10,090
Taylor Plaza	Taylor, MI		1996		400	1,930
Tel-Twelve Center	Southfield, MI	1968	1996	1997	3,819	43,181
West Oaks I	Novi, MI	1981	1996	1997-98	0	6,304
West Oaks II	Novi, MI	1987	1996	2000	1,391	12,519
White Lake Marketplace	White Lake Township, MI	1999	1998		2,965	0

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Gross Cost at
		End of Period(b)
	Subsequent
	Capitalized		Building &		Accumulated
Property	Costs	Land	Improvements	Total	Depreciation(c)	Encumbrances

Alabama
Cox Creek Plaza	1,408	932	6,401	7,333	715		(d)
Florida
Crestview Corners	21	400	3,623	4,023	378		(d)
Lantana Plaza	1,658	2,590	4,258	6,848	796		(d)
Naples Towne Center	277	218	2,241	2,459	364		(d)
Pelican Plaza	155	710	6,559	7,269	818		(d)
Shoppes of Lakeland	273	1,279	11,816	13,095	1,548		(d)
Southbay Fashion Center	89	597	5,444	6,041	510		(d)
Sunshine Plaza	10,784	1,748	18,236	19,984	2,451		(d)
Village Lakes	44	862	7,812	8,674	786		(d)
Georgia
Conyers Crossing	617	729	7,179	7,908	600		(d)
Holcomb Center	582	658	6,535	7,193	875		(d)
Indian Hills	88	707	6,442	7,149	676		(d)
Mays Crossing	45	725	6,577	7,302	697		(d)
Maryland
Crofton Plaza	1,462	3,201	7,961	11,162	1,989		(d)
Michigan
Auburn Mile	12,104	24,945	2,863	27,808	99	21,000
Clinton Valley Mall	4,256	1,101	14,166	15,267	1,600		(e)
Clinton Valley Shopping Center	329	399	3,917	4,316	612		(d)
Eastridge Commons	2,061	1,086	11,836	12,922	1,904		(e)
Edgewood Towne Center	4	645	6,005	6,650	858		(d)
Ferndale Plaza	47	265	2,435	2,700	352		(d)
Fraser Shopping Center	162	363	3,425	3,788	567		(e)
Jackson Crossing	7,687	2,249	27,924	30,173	3,851		(e)
Jackson West	6,216	2,806	12,486	15,292	1,771	7,636
Lake Orion Plaza	91	471	4,324	4,795	624		(e)
Madison Center	2,794	817	10,160	10,977	1,145	10,294
New Towne Plaza	1,503	817	8,857	9,674	1,218		(e)
Oak Brook Square	299	955	8,890	9,845	1,376	6,560
Roseville Plaza	2,265	1,403	15,460	16,863	2,208		(e)
Southfield Plaza	1,300	1,121	11,390	12,511	1,613		(e)
Taylor Plaza	15	400	1,945	2,345	269		(d)
Tel-Twelve Center	10,980	3,819	54,161	57,980	7,143		(e)
West Oaks I	2,837	0	9,141	9,141	1,208	4,000
West Oaks II	5,728	1,391	18,247	19,638	2,154	6,244
White Lake Marketplace	(2,771)	194	0	194	0

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

					Initial Cost
					to Company

						Building &
		Year	Year	Year		Improvements
Property	Location	Constructed(a)	Acquired	Renovated	Land	(f)

North Carolina
Hickory Corners	Hickory, NC		1997	1999	798	7,192
Holly Springs Plaza	Franklin, NC		1997		829	7,470
Ridgeview Crossing	Elkin, NC		1997		1,054	9,494
Ohio
Office Max Center	Toledo, OH	1994	1996		227	2,042
Spring Meadows Place	Holland, OH	1987	1996	1997	1,662	14,959
Troy Towne Center	Troy, OH	1990	1996	1996	930	8,372
South Carolina
Edgewood Square	North Augusta, SC		1997		1,358	12,229
Taylors Square	Greenville, SC		1997		1,581	14,237
Tennessee
Cumberland Gallery	New Tazewell, TN		1997		327	2,944
Highland Square	Crossville, TN		1997		913	8,189
Northwest Crossing	Knoxville, TN		1997		1,284	11,566
Northwest Crossing II	Knoxville, TN	1999	1999		570	0
Stonegate Plaza	Kingsport, TN		1997		606	5,454
Tellico Plaza	Lenoir City, TN		1997		611	5,510
Virginia
Aquia Towne Center	Stafford, VA		1998		2,187	19,776
Wisconsin
West Allis Towne Centre	West Allis, WI	1987	1996		1,866	16,789

				Totals	$70,611	$406,324

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Gross Cost at
		End of Period(b)
	Subsequent
	Capitalized		Building &		Accumulated
Property	Costs	Land	Improvements	Total	Depreciation(c)	Encumbrances

North Carolina
Hickory Corners	75	798	7,267	8,065	781		(d)
Holly Springs Plaza	69	829	7,539	8,368	791		(d)
Ridgeview Crossing	78	1,054	9,572	10,626	1,001		(e)
Ohio
Office Max Center	0	227	2,042	2,269	289		(d)
Spring Meadows Place	1,069	1,662	16,028	17,690	2,526	5,446
Troy Towne Center	1,070	930	9,442	10,372	1,387		(e)
South Carolina
Edgewood Square	30	1,358	12,259	13,617	1,279		(d)
Taylors Square	477	1,721	14,574	16,295	1,570		(e)
Tennessee
Cumberland Gallery	22	327	2,966	3,293	316		(d)
Highland Square	32	913	8,221	9,134	857	2,681
Northwest Crossing	49	1,284	11,615	12,899	1,218		(e)
Northwest Crossing II	1,623	570	1,623	2,193	86
Stonegate Plaza	107	606	5,561	6,167	580		(e)
Tellico Plaza	10	611	5,520	6,131	576		(d)
Virginia
Aquia Towne Center	249	2,187	20,025	22,212	1,657	14,644
Wisconsin
West Allis Towne Centre	44	1,866	16,833	18,699	2,391		(e)

	$80,414	$77,546	$479,803	$557,349	$61,080

(a)	If prior to May 1996, constructed by a predecessor of the Company.

(b)	The aggregate cost of land and buildings and improvements for federal income tax purposes is approximately $386 million.

(c)	Depreciation for all properties is computed over the useful life which is generally forty years.

(d)	The property is pledged as collateral on the secured line of credit.

(e)	The property is pledged as collateral on secured mortgages.

(f)	Refer to Footnote 2 for a summary of the Company’s capitalization policies.

The changes in real estate assets and accumulated depreciation for the years ended December 31, 2001 and 2000 are as follows:

Real Estate Assets	2001	2000

Balance at beginning of period	$557,995	$542,955
Land Development/ Acquisitions	140	—
Capital Improvements	21,587	17,354
Sale of Assets	(22,373)	(2,314)

Balance at end of period	$557,349	$557,995

Accumulated Depreciation	2001	2000

Balance at beginning of period	$48,366	$35,492
Sales/ Retirements	(944)	—
Depreciation	13,658	12,874

Balance at end of period	$61,080	$48,366

RAMCO-GERSHENSON PROPERTIES TRUST

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2001, 2000 and 1999

	Balance at
	Beginning	Charged		Balance at
	of Year	to Expense	Deductions	End of Year

	(Dollars in thousands)
Year ended December 31, 2001 —
Allowance for doubtful accounts	$1,283	$735	$245	$1,773
Year ended December 31, 2000 —
Allowance for doubtful accounts	$1,490	$330	$537	$1,283
Year ended December 31, 1999 —
Allowance for doubtful accounts	$1,298	$559	$367	$1,490

EXHIBIT INDEX

3.1	Amended and Restated Declaration of Trust of the Company, dated October 2, 1997, incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.
3.2	Articles Supplementary to Amended and Restated Declaration of Trust, dated October 2, 1997, incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.
3.3	By-Laws of the Company adopted October 2, 1997, incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.
10.1	1996 Share Option Plan of the Company, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1996.
10.2	Employment Agreement, dated as of May 10, 1996, between the Company and Dennis Gershenson, incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1996.
10.3	Employment Agreement, dated as of May 10, 1996, between the Company and Richard Gershenson, incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1996.
10.4	Noncompetition Agreement, dated as of May 10, 1996, between Joel Gershenson and the Company, incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1996.
10.5	Noncompetition Agreement, dated as of May 10, 1996, between Dennis Gershenson and the Company, incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1996.
10.6	Noncompetition Agreement, dated as of May 10, 1996, between Richard Gershenson and the Company, incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1996.
10.7	Letter Agreement, dated April 15, 1996, among the Company and Richard Smith concerning Mr. Smith’s employment by the Company, incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1996.
10.8	Preferred Units and Stock Purchase Agreement dated as of September 30, 1997 by and among the Company, Special Situations RG REIT, Inc. and the Advancing Party named therein, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1997.
10.9	Agreement Regarding Exercise of Registration Rights dated as of September 30, 1997 among the Company, the Ramco Principals (as defined therein), the Other Holders (as defined therein), Special Situations RG REIT, Inc., and the Advancing Party, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1997.
10.10	Registration Rights Agreement dated as of September 30, 1997 by and among the Company, Special Situations RG REIT, Inc., and the Advancing Party named therein, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1997.
10.11	Form of Contract of Sale dated July 7, 1997 relating to the acquisition of the Southeast Portfolio (Form #1), incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1997.
10.12	Form of Contract of Sale dated July 7, 1997 relating to the acquisition of the Southeast Portfolio (Form #2), incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1997.
10.13	Form of Contract of Sale dated July 7, 1997 relating to the acquisition of the Southeast Portfolio (Form #3), incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1997.

10.14	Agreement dated July 7, 1997 by and between Seller (as defined therein) and Ramco-Gershenson Properties, L.P., which agreement amends certain Contracts of Sale relating to the acquisition of the Southeast Portfolio, incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1997.
10.15	Loan Agreement dated as of November 26, 1997 between Ramco Properties Associates Limited Partnership and Secore Financial Corporation relating to a $50,000,000 loan, incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.
10.16	Promissory Note dated November 26, 1997 in the aggregate principal amount of $50,000,000 made by Ramco Properties Associates Limited Partnership in favor of Secore Financial Corporation, incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.
10.17	Loan Agreement dated December 17, 1997 by and between Ramco-Gershenson Properties, L.P. and The Lincoln National Life Insurance Company relating to a $8,500,000 loan, incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.
10.18	Note dated December 17, 1997 in the aggregate principal amount of $8,500,000 made by Ramco-Gershenson Properties, L.P. in favor of Lincoln National Life Insurance Company, incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.
10.19	1997 Non-Employee Trustee Stock Option Plan of the Company, incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.
10.20	Change of Venue Merger Agreement dated as of October 2, 1997 between the Company (formerly known as RGPT Trust, a Maryland real estate investment trust), and Ramco-Gershenson Properties Trust, a Massachusetts business trust, incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.
10.21	Promissory Note dated as of February 27, 1998 in the principal face amount of $15,225,000 made by A.T.C., L.L.C. in favor of GMAC Commercial Mortgage Corporation, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1998.
10.22	Deed of Trust and Security Agreement dated as of February 27, 1998 by A.T.C., L.L.C to Lawyers Title Insurance Company for the benefit of GMAC Commercial Mortgage Corporation relating to a $15,225,000 loan, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1998.
10.23	Assignment and Assumption Agreement dated as of October 8, 1998 among A.T.C., L.L.C., Ramco Virginia Properties, L.L.C., A.T. Center, Inc., Ramco-Gershenson Properties Trust and LaSalle National Bank, as trustee for the registered holders of GMAC Commercial Mortgage Securities, Inc. Mortgage Pass-Through Certificates, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1998.
10.24	Exchange Rights Agreement dated as of September 4, 1998 between Ramco-Gershenson Properties Trust, and A.T.C., L.L.C., incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1998.
10.25	Limited Liability Company Agreement of RPT/ INVEST LLC dated August 23, 1999, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Period ended September 30, 1999.
10.26	Amended, Restated and Consolidated Mortgage dated August 25, 2000 between Ramco-Gershenson Properties, L.P., (the “Operating Partnership”), and The Lincoln National Life Insurance Company, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Period ended September 30, 2000.

10.27		Second Amendment to Mortgage dated August 25, 2000 made by the Operating Partnership in connection with the Operating Partnership’s $25,000,000 borrowing arrangement, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the Period ended September 30, 2000.
10.28		Form of Note dated August 25, 2000 made by the Operating Partnership, as Maker, in connection with the Operating Partnership’s $25,000,000 borrowing arrangement, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the Period ended September 30, 2000.
10.29		Third Amended and Restated Master Revolving Credit Agreement dated as of September 29, 2000 among the Operating Partnership, as Borrower, the Trust, as Guarantor and Fleet National Bank and the other Banks which may become parties to the loan agreement, and Fleet National Bank, as Agent, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the Period ended September 30, 2000.
10.30		Form of Third Amended and Restated Note dated September 29, 2000 made by the Operating Partnership, in connection with the Operating Partnership’s $110,000,000 borrowing arrangement, incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the Period ended September 30, 2000.
10.31		First Amended and Restated Unsecured Term Loan Agreement dated September 29, 2000 among the Operating Partnership, as Borrower and Ramco-Gershenson Properties Trust, as Guarantor, and Fleet National Bank and other Banks which may become parties to this agreement, and Fleet National Bank, as Agent, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the Period ended September 30, 2000.
10.32		Note dated September 29, 2000 in the principal amount of $25,000,000 made by the Operating Partnership, as Borrower, in favor of Fleet National Bank and other Banks, incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the Period ended September 30, 2000.
10.33		Form of Contract of Sale dated November 9, 2000 relating to the sale of White Lake MarketPlace made by the Company, as seller, and Pontiac Mall Limited Partnership, as the purchaser (transaction closed on January 29, 2001).
10.34		Employment Agreement, dated as of April 16, 2001, between the Company and Joel Gershenson.
10.35		Employment Agreement, dated as of April 16, 2001, between the Company and Michael A. Ward.
10.36		Employment Agreement, dated as of April 16, 2001, between the Company and Bruce Gershenson.
10.37		Mortgage dated April 23, 2001 between Ramco Madison Center LLC and LaSalle Bank National Association relating to a $10,340,000 loan.
10.38		Promissory Note dated April 23, 2001 in the principal amount of $10,340,000 made by Ramco Madison Center LLC in favor of LaSalle Bank National Association.
10.39		Limited Liability Company Agreement of Ramco/ West Acres LLC.
10.40		Assignment and Assumption Agreement dated September 28, 2001 among Flint Retail, LLC and Ramco/ West Acres LLC and State Street Bank and Trust for holders of J.P. Mortgage Commercial Mortgage Pass-Through Certificates.
10.41	*	Limited Liability Company Agreement of Ramco/ Shenandoah LLC.
21.1*		Subsidiaries
23.1*		Consent of Deloitte & Touche LLP.

*	Filed herewith