Form 10-Q
period 2002-03-31
RAMCO GERSHENSON PROPERTIES TRUST
filed 2002-05-03
CIK 842183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended March 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from to

Commission file number 1-10093

Ramco-Gershenson Properties Trust

(Exact name of registrant as specified in its charter)

Maryland	13-6908486
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

27600 Northwestern Highway, Suite 200, Southfield, Michigan (Address of principal executive offices)	48034 (Zip code)

Registrant’s telephone number, including area code:

248-350-9900

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Number of common shares of beneficial interest ($.01 par value) of the Registrant outstanding as of March 31, 2002: 7,095,841

INDEX

		Page No.

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets — March 31, 2002 (unaudited) and December 31, 2001	2
	Consolidated Statements of Income (unaudited) — Three Months Ended March 31, 2002 and 2001	3
	Consolidated Statements of Comprehensive Income (unaudited) — Three Months Ended March 31, 2002 and 2001	4
	Consolidated Statement of Shareholders’ Equity (unaudited) — Three Months Ended March 31, 2002	5
	Consolidated Statements of Cash Flows (unaudited) — Three Months Ended March 31, 2002 and 2001	6
	Notes to Consolidated Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
PART II. OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	17

PART I — FINANCIAL INFORMATION

Item 1.     Financial Statements

RAMCO-GERSHENSON PROPERTIES TRUST

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	March 31,	December 31,
	2002	2001

	(unaudited)
Assets
Investment in real estate — net	$497,370	$496,269
Cash and cash equivalents	5,062	5,542
Accounts receivable — net	17,287	17,627
Equity investments in and advances to unconsolidated entities	12,986	12,977
Other assets — net	20,394	20,314
Property held for sale	7,210	—

Total Assets	$560,309	$552,729

Liabilities and Shareholders’ Equity
Mortgages and notes payable	$355,488	$347,275
Distributions payable	5,043	5,062
Accounts payable and accrued expenses	18,985	18,830

Total Liabilities	379,516	371,167
Minority Interest	47,853	48,157
Commitments and Contingencies	—	—
Shareholders’ Equity
Preferred Shares, par value $.01, 10,000 shares authorized; 1,400 Series A convertible shares issued and outstanding, liquidation values of $35,000	33,829	33,829
Common Shares of Beneficial Interest, par value $.01, 30,000 shares authorized; 7,096 and 7,128 issued and outstanding, respectively	71	71
Additional paid-in capital	150,257	150,186
Accumulated other comprehensive loss	(2,347)	(3,179)
Cumulative distributions in excess of net income	(48,870)	(47,502)

Total Shareholders’ Equity	132,940	133,405

Total Liabilities and Shareholders’ Equity	$560,309	$552,729

See notes to consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months
	Ended March 31,

	2002	2001

Revenues:
Minimum rents	$13,868	$15,032
Percentage rents	522	921
Recoveries from tenants	5,948	5,639
Fees and management income	651	658
Interest and other income	750	934

Total revenues	21,739	23,184

Expenses:
Real estate taxes	2,572	2,093
Recoverable operating expenses	3,384	3,724
Depreciation and amortization	4,010	3,926
Other operating	312	332
General and administrative	2,051	2,495
Interest expense	6,310	6,957

Total expenses	18,639	19,527

Operating income	3,100	3,657
Earnings from unconsolidated entities	169	75

Income from continuing operations before gain on sale of real estate and minority interest	3,269	3,732
Gain on sale of real estate	—	5,006
Minority interest	(1,046)	(2,657)

Income from continuing operations	2,223	6,081
Income from discontinued operations	214	255

Net income	2,437	6,336
Preferred dividends	828	828

Net income available to common shareholders	$1,609	$5,508

Basic earnings per share:
Income from continuing operations	$0.20	$0.74

Income from discontinued operations	$0.03	$0.03

Net income	$0.23	$0.77

Diluted earnings per share:
Income from continuing operations	$0.20	$0.67

Income from discontinued operations	$0.03	$0.02

Net income	$0.23	$0.69

Weighted average shares outstanding:
Basic	7,089	7,121

Diluted	7,146	9,124

See notes to consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	For the Three
	Months Ended
	March 31,

	2002	2001

Net Income	$2,437	$6,336
Cumulative effect of change in accounting principle	—	(348)
Unrealized gains (losses) on interest rate swaps	832	(867)

Comprehensive income	$3,269	$5,121

See notes to consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

				Accumulated
		Common	Additional	Other	Cumulative	Total
	Preferred	Stock	Paid-In	Comprehensive	Earnings/	Shareholders’
	Stock	Par Value	Capital	Loss	Distribution	Equity

Balance, January 1, 2002	$33,829	$71	$150,186	$(3,179)	$(47,502)	$133,405
Cash distributions declared					(2,977)	(2,977)
Preferred Shares dividends declared					(828)	(828)
Conversion of Operating Partnership Units to Common Shares (6,915 Shares)			113			113
Purchase and retirement of common shares			(42)			(42)
Unrealized gains on interest rate swaps				832		832
Net income					2,437	2,437

Balance, March 31, 2002	$33,829	$71	$150,257	$(2,347)	$(48,870)	$132,940

See notes to consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Three Months
	Ended March 31,

	2002	2001

Cash Flows from Operating Activities:
Net Income	$2,437	$6,336
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	4,095	3,978
Amortization of deferred financing costs	241	77
Gain on sale of real estate	—	(5,006)
Earnings from unconsolidated entities	(169)	(75)
Minority interest	1,046	2,657
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	340	556
Other assets	988	(814)
Accounts payable and accrued expenses	(819)	(3,598)

Cash Flows Provided By Operating Activities	8,159	4,111

Cash Flows from Investing Activities:
Capital expenditures	(11,718)	(3,669)
Proceeds from sale of real estate	—	28,288
Repayment of advances to unconsolidated entities	(127)	8
Investment in unconsolidated entities	—	(48)
Distributions received from unconsolidated entities	287	164
Other	—	179

Cash Flows (Used In) Provided By Investing Activities	(11,558)	24,922

Cash Flows from Financing Activities:
Cash distributions to shareholders	(2,978)	(2,994)
Cash distributions to operating partnership unit holders	(1,237)	(1,237)
Cash dividends paid on preferred shares	(847)	(845)
Repayment of Credit Facility	(1,200)	(12,450)
Repayment of construction loan	—	(13,575)
Principal repayments on unsecured term loan	(875)	(1,000)
Principal repayments on mortgages payable	(1,132)	(950)
Purchase and retirement of common shares	(42)	(348)
Payment of deferred financing costs	(190)	(75)
Borrowings on Credit Facility	6,420	5,420
Borrowings on unsecured term loan	5,000	—

Cash Flows Provided By (Used In) Financing Activities	2,919	(28,054)

Net (Decrease) Increase in Cash and Cash Equivalents	(480)	979
Cash and Cash Equivalents, Beginning of Period	5,542	2,939

Cash and Cash Equivalents, End of Period	$5,062	$3,918

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest during the period	$5,978	$5,889

Supplemental Disclosures of Noncash Items:
Consolidation of Ramco-Gershenson, Inc., net of cash	$—	$4,081
Increase (Decrease) in fair value of interest rate swaps	832	(1,215)

See notes to consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

1.	Basis of Presentation and Summary of Significant Accounting Policies

     Basis of Presentation

      The accompanying interim financial statements and related notes of the Company are unaudited; however, they have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting, the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules. The unaudited interim financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial statements for the interim periods have been made. The results for interim periods are not necessarily indicative of the results for a full year.

     Reclassifications

      Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 presentation.

2.	Property Held for Sale

      Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). This statement requires that we account for shopping centers that have been disposed of, or that have been classified as property held for sale, as discontinued operations for all years presented in the Consolidated Statements of Income. On April 11, 2002, we sold Hickory Corners shopping center for cash of approximately $10,640, and the sale resulted in a gain of approximately $3,200. At March 31, 2002, this shopping center was included in property held for sale in the Consolidated Balance Sheet, and Hickory Corners’ results of operations have been included in income from discontinued operations in the Consolidated Statements of Income for the three months ended March 31, 2002 and 2001.

3.	Accounts Receivable — Net

      Accounts receivable include $10,917 and $10,560 of unbilled straight-line rent receivables at March 31, 2002 and December 31, 2001, respectively. Straight line rent receivable at March 31, 2002 includes approximately $3,005 due from Kmart Corporation.

4.	Investment in Real Estate

      Investment in real estate consists of the following:

	March 31, 2002	December 31, 2001

	(Unaudited)
Land	$79,041	$77,546
Buildings and improvements	462,180	471,317
Construction in progress	19,696	8,486

	560,917	557,349
Less: accumulated depreciation	(63,547)	(61,080)

Investment in real estate — net	$497,370	$496,269

5.	Other Assets

      Other assets consist of the following:

	March 31, 2002	December 31, 2001

	(Unaudited)
Leasing costs	$15,468	$14,908
Prepaid expenses and other	6,633	6,765
Deferred financing costs	6,062	5,872

	28,163	27,545
Less: accumulated amortization	(11,159)	(10,485)

	17,004	17,060
Proposed development and acquisition costs	3,390	3,254

Other assets — net	$20,394	$20,314

6.     Mortgages and Notes Payable

      Mortgages and notes payable consist of the following:

	March 31, 2002	December 31, 2001

	(Unaudited)
Fixed rate mortgages with interest rates ranging from 6.83% to 8.81% due at various dates through 2011	$194,248	$195,290
Floating rate mortgages at 75% of the rate of long-term Capital A rated utility bonds, due January 1, 2010, plus supplemental interest to equal LIBOR plus 200 basis points. The effective rate at March 31, 2002, was 6.43% and at December 31, 2001, was 6.41%	6,490	6,560
Floating rate mortgage with interest rate at prime or LIBOR plus 200 basis points, due September 2005. The effective rate at March 31, 2002, was 3.88% and at December 31, 2001 was 4.75%	21,000	21,000
Unsecured term loan, with an interest rate at LIBOR plus 400 basis points, due September 2003. The effective rate at March 31, 2002, was 5.79% and at December 31, 2001, was 6.03%	26,250	22,125
Credit Facility, with an interest rate at LIBOR plus 200 basis points, due September 2003, maximum available borrowings of $110,000. The effective rate at March 31, 2002, was 6.54% and at December 31, 2001, was 6.64%	107,500	102,300

	$355,488	$347,275

      The mortgage notes and construction loans are secured by mortgages on properties that have an approximate net book value of $337,439 as of March 31, 2002. The Credit Facility is secured by mortgages on various properties that have an approximate net book value of $166,691 as of March 31, 2002.

      The $110,000 Credit Facility bears interest between 162.5 and 225 basis points over LIBOR depending on certain debt ratios (using 200 basis points over LIBOR at March 31, 2002, the effective interest rate was 6.6%) and is secured by mortgages on various properties.

      At March 31, 2002, outstanding letters of credit issued under the Credit Facility, not reflected in the accompanying consolidated balance sheet, total approximately $818.

      The Credit Facility and the unsecured term loan contain financial covenants relating to loan to asset value, minimum operating coverage ratios, and a minimum equity value. As of March 31, 2002, we were in compliance with the covenant terms.

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

      The following table presents scheduled principal payments on mortgages and notes payable as of March 31, 2002:

Year Ended December 31,

2002 (April 1 — December 31)	$11,300
2003	130,710
2004	17,322
2005	14,362
2006	108,988
Thereafter	72,806

Total	$355,488

7.     Leases

      Approximate future minimum rentals under noncancelable operating leases in effect at March 31, 2002, assuming no new or renegotiated leases nor option extensions on lease agreements, are as follows:

Year Ended December 31,

2002 (April 1 — December 31)	$40,153
2003	50,967
2004	45,955
2005	39,968
2006	35,603
Thereafter	242,562

Total	$455,208

8.     Earnings Per Share

      Basic average earnings per share were computed using the weighted average number of shares outstanding of 7,089,013 for the three months ended March 31, 2002 and 7,120,599 for the three months ended March 31, 2001. Diluted average earnings per share assume the conversion of 2,000,000 shares of Preferred Shares into common shares during the three months ended March 31, 2001. As a result of Preferred Shares being antidilutive for the three months ended March 31, 2002, no conversion was required.

9.     Commitments and Contingencies

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

      Based on the Second Report, we could be liable for up to $54.9 million in combined taxes, penalties and interest through March 31, 2002. However, the Second Report acknowledges (as does the First Report as noted above) that we can avoid disqualification as a REIT for certain of our examined tax years if we distribute a deficiency dividend to our shareholders. The distribution of a deficiency dividend would be deductible by us, thereby reducing our liability for federal income tax. Based on the Second Report, the proposed adjustments to our “REIT taxable income” would require us to pay a deficiency dividend to our current shareholders resulting in combined taxes, penalties, interest and deficiency dividends of approximately $57.1 million as of March 31, 2002.

      If, notwithstanding the above-described opinions of legal counsel, the IRS successfully challenges our status as a REIT for any taxable year, we will be able to re-elect REIT status commencing with the fifth succeeding taxable year (or possibly an earlier taxable year if we meet certain relief provisions under the Internal Revenue Code).

      In the notes to the consolidated financial statements made part of Atlantic’s most recent annual report on Form 10-K filed with the Securities and Exchange Commission for its fiscal year ended December 31, 2001, Atlantic has disclosed its liability for the tax deficiencies (and interest and penalties on the tax deficiencies) proposed to be assessed against us by the IRS for the taxable years ended December 31, 1991, through 1995, as reflected in each of the First Report and Second Report. We believe, but can provide no assurance, that Atlantic currently has sufficient assets to pay such tax deficiencies, interest and penalties. According to the annual report on Form 10-K filed by Atlantic for its fiscal year ended December 31, 2001, Atlantic had net assets on December 31, 2001, of approximately $57.9 million (as determined pursuant to the liquidation basis of accounting). If the amount of tax, interest and penalties assessed against us ultimately exceeds the amounts proposed in each of the First Report and Second Report, however, because interest continues to accrue on the proposed tax deficiencies, or if additional tax deficiencies are proposed or for any other reason, then Atlantic may not have sufficient assets to reimburse us for all amounts we must pay to the IRS, and we would be required to pay the difference out of our own funds. Accordingly, the ultimate resolution of any controversy over tax liabilities covered by the above-described tax agreement may have a material adverse effect on our financial position, results of operations or cash flows, including if we are required to distribute deficiency dividends to our shareholders and/or pay additional taxes, interest and penalties to the IRS in amounts that exceed the value of Atlantic’s net assets. Moreover, the IRS may assess us with taxes that Atlantic is not required under the above-described tax agreement to pay, such as taxes arising from the recently-commenced examination of us for the taxable years ended December 31, 1996, and 1997, and of our subsidiary partnership for the taxable years ended December 31, 1997, and 1998. There can be no assurance, therefore, that the IRS will not assess us with substantial taxes, interest and penalties which Atlantic cannot, is not required to, or otherwise does not pay.

      In connection with the development and expansion of various shopping centers as of March 31, 2002, we have entered into agreements for the construction of shopping centers of approximately $7,590.

10.	Subsequent Event

      On April 29, 2002 we issued 4,200,000 common shares of beneficial interest at a price to the public of $17.50 per share, and we received net proceeds of approximately $67,800. We intend to use the net proceeds from the offering to redeem 1,200,000 of our Series A Preferred Shares at a cost of $26,571, purchase the equity interest of our joint venture partner in RPT/ INVEST, LLC, an unconsolidated entity, for approximately $9,100 and reduce our outstanding debt.

      In connection with the offering, we granted the underwriters an option, exercisable not later than May 23, 2002, to purchase up to 630,000 additional common shares at $17.50 per share, less underwriting discounts and commissions.

      As a result of this offering of our common shares, the remaining 200,000 of our Series A Preferred Shares automatically converted into 286,537 common shares on April 29, 2002.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in Thousands, except per Share and per Unit amounts)

      The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements, including the respective notes thereto which are included in this Form 10-Q.

     Capital Resources and Liquidity

      We generated $8,074 in cash flows from operating activities and $2,919 from financing activities for the three months ended March 31, 2002. Redevelopment of three shopping centers and improvements to existing properties used $11,633 during the quarter. Borrowings under our Credit Facility provided $5,220, net of repayments of $1,200, and borrowings under our unsecured term loan provided $4,125. During the three months ended March 31, 2002, we repaid $1,132 of mortgage obligations and paid $5,062 for cash distributions to shareholders, holders of operating partnership units and preferred shareholders.

      Our mortgage and notes payable amounted to $355,488 at March 31, 2002, with a weighted average interest rate of 7.03%. The debt consists of twelve loans secured by various properties, one unsecured term loan and the Credit Facility, as described below. Ten of the mortgage loans amounting to $194,248 have maturities ranging from 2006 to 2011, monthly payments that include regularly scheduled amortization, and fixed interest rates ranging between 6.83% to 8.81%. One of the mortgage loans, evidenced by tax free bonds, amounting to $6,490 and secured by Oak Brook Square Shopping Center, matures in 2010 and carries a floating interest rate equal to 75% of the new issue long term Capital A rated utility bonds, plus interest to the lender sufficient to cause the lender’s overall yield on its investment in the bonds to be equal to 200 basis points over their applicable LIBOR rate (6.43% at March 31, 2002).

      The Credit Facility bears interest between 162.5 and 225 basis points over LIBOR depending on certain debt ratios (effective interest rate of 6.5% at March 31, 2002) and matures in September 2003. The Credit Facility is secured by mortgages on various properties and contains financial covenants relating to liabilities-to-assets ratios, minimum operating coverage ratios and a minimum equity value. As of March 31, 2002, we were in compliance with the covenant terms.

      Outstanding letters of credit issued under the Credit Facility amounted to $818 at March 31, 2002.

      Under terms of the Credit Facility, we are required to maintain interest rate swap agreements to reduce the impact of changes in interest rate on our floating rate debt. We have interest rate swap agreements with an aggregate notional amount of $75,000 at March 31, 2002. Based on rates in effect at March 31, 2002, the agreements provide for fixed rates ranging from 7.0% to 8.3% and expire at various dates through March 2004. We are exposed to credit loss in the event of non-performance by the counter party to the interest rate swap agreements, however we do not anticipate non-performance by the counter party.

      After taking into account the impact of converting our variable rate debt into fixed rate debt by use of the interest rate swap agreements, at March 31, 2002, our variable rate debt accounted for approximately $86,240 of outstanding debt with a weighted average interest rate of 4.81%. Variable rate debt accounted for approximately 24.3% of our total debt and 15.2% of our total capitalization.

      Our debt to total market capitalization (our debt plus the market value of our equity) ratio was 62.5% at March 31, 2002.

      The properties in which Ramco-Gershenson Properties, L.P. (the “Operating Partnership”), owns an interest and which are accounted for on the equity method of accounting are subject to non-recourse mortgage indebtedness. At March 31, 2002, our pro rata share of non-recourse mortgage debt on the unconsolidated properties (accounted for on the equity method) was $25,962 with a weighted average interest rate of 6.6%.

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

      Our capital structure at March 31, 2002, includes property specific mortgages, an unsecured term loan, the Credit Facility, our Series A Preferred Shares, our Common Shares and the minority interest in the Operating Partnership. At March 31, 2002, the minority interest in the Operating Partnership represented a 29.3% ownership in the Operating Partnership which, may under certain conditions, be exchanged for an aggregate of 2,938,062 Common Shares.

      As of March 31, 2002 the units in the Operating Partnership Units (“OP Units”) were exchangeable for Common Shares of the Company on a one-for-one basis. We, as sole general partner of the Operating Partnership, have the option, but not the obligation, to settle exchanged OP Units in cash based on the current trading price of our Common Shares. Assuming the exchange of all limited partnership interests in the Operating Partnership, there would have been 10,034,000 of our common shares outstanding at March 31, 2002, with a market value of approximately $178,202 (based on the closing price of $17.76 per share on March 31, 2002).

      The principal uses of our liquidity and capital resources are for acquisitions, development, redevelopment, including expansion and renovation programs, and debt repayment. To maintain our qualification as a real estate investment trust (a “REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), we are required to distribute to our shareholders at least 90% of our “Real Estate Investment Trust Taxable Income” as defined in the Code.

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

      On April 29, 2002 we issued 4,200,000 common shares of beneficial interest at a price to the public of $17.50 per share, and we received net proceeds of approximately $67,800. We intend to use the net proceeds from the offering to redeem 1,200,000 of our Series A Preferred Shares at a cost of $26,571, purchase the equity interest of our joint venture partner in RPT/ INVEST, LLC, an unconsolidated entity for approximately $9,100, and to reduce our outstanding debt.

      In connection with the offering, we granted the underwriters an option, exercisable not later than May 23, 2002, to purchase up to 630,000 additional common shares at $17.50 per share, less underwriting discounts and commissions.

      As a result of this offering of our common shares, the remaining 200,000 of our Series A Preferred Shares automatically converted into 286,537 common shares on April 29, 2002.

      The conversion of our Tel-Twelve shopping center from an enclosed regional mall to an open-air center is currently in process along with the proposed redevelopment at our Shoppes of Lakeland. These redevelopments will include demolition and rebuilding of a portion of Tel-Twelve, as well as retenanting of the Shoppes of Lakeland. As a result of reduced rental income during the redevelopment period, it is our estimate that net income will decrease by approximately $3,400 for these two centers for the year ended December 31, 2002, as compared to the year ended December 31, 2001.

      We anticipate that the combination of the availability under the Credit Facility, the offering of our common shares, the sale of existing properties, and potential new debt will satisfy our expected working capital requirements through at least the next 12 months. We anticipate adequate liquidity for the foreseeable future to fund future developments, expansions, repositionings, and to continue currently planned capital programs, and to make distributions to our shareholders in accordance with the Code’s requirements applicable to REITs. Although we believe that the combination of factors discussed above will provide sufficient liquidity, no such assurance can be given.

     Comparison of Three Months Ended March 31, 2002 to Three Months Ended March 31, 2001.

      Total revenues for the three months ended March 31, 2002 were $21,739, a $1,445 decrease over the comparable period in 2001. Of the $1,445 decrease, $1,164 was the result of decreased minimum rents. The conversion of our Tel-Twelve shopping center from an enclosed regional mall to an open-air center reduced minimum rents during the redevelopment period by approximately $592 when compared to the three months ended March 2001 The sale of White Lake MarketPlace and Athens Town Center during the first quarter 2001 resulted in a reduction of $292 in minimum rents.

      Recoveries from tenants increased $309, or 5.5%, to $5,948 as compared to $5,639 for the same three months in 2001. The increase is primarily due to a higher level of recoverable operating expenses and real estate taxes associated with the Auburn Mile development. The overall recovery ratio was 99.9% for the three months ended March 31, 2002, compared to 96.9% for the three months ended March 31, 2001.

      For the three months ended March 31, 2002, percentage rents decreased $399 to $522, as compared to $921 for the three months ended March 31, 2001. The decrease is the result of tenant changes associated with redevelopment projects and our efforts to convert percentage rent to higher minimum rent when renewing leases. Interest and other income decreased $184 to $750 for the three months ended March 31, 2002, and the decrease was primarily attributable to a decrease in lease termination fees and temporary tenant income when compared to the same quarter in 2001.

      Total expenses for the three months ended March 31, 2002 decreased $888, or 4.5%, to $18,639 as compared to $19,527 for the three months ended March 31, 2001. The decrease was due to a $444 decrease in general and administrative expenses and a $647 decrease in interest expense, offset by a $139 increase in total recoverable expenses, including recoverable operating expenses and real estate taxes.

      Total recoverable expenses, including recoverable operating expenses and real estate taxes, increased by $139, to $5,956 as compared to $5,817 for the three months ended March 31, 2001. Real estate taxes increased $479 for the three months ended March 31, 2002 when compared to the same period in 2001. The increase in real estate taxes was primarily due to the completion of the development of the Auburn Mile shopping center in 2001, resulting in higher assessed valuation.

      General and administrative expenses decreased $444 to $2,051, as compared to $2,495 for the three months ended March 31, 2001. This decrease is principally attributable to a $271 decrease in salaries, bonuses and other fringe benefits and a $125 decrease in consulting and other professional fees for the three months ended March 31, 2002.

      Interest expense decreased $647, from $6,957 to $6,310 during the first quarter of 2002. The 9.3% decrease is the result of a reduction of our average interest rate to 7.2% for the three months ended March 31, 2002 from 8.1% for the same period in 2001. The net decrease was offset by an increase in borrowings during the three months ended March 31, 2002 when compared to the quarter ended March 31, 2001.

Capitalized interest, related to redevelopment projects, amounted to $229 during the three months ended March 31, 2002, as compared to $36 of capitalized interest for the same period in 2001.

      We sold White Lake MarketPlace and Athens Town Center during the first quarter of 2001 for cash of $28,600, resulting in a gain on sale of real estate of approximately $5,300. The proceeds from the sales of the properties were used to reduce debt.

      The decrease in minority interest is the result of lower income before minority interest for the three months ended March 31, 2002 when compared to 2001. Minority interest represents a 29.3% share of income before minority interest of the operating partnership for the three months ended March 31, 2002 and the three months ended March 31, 2001.

      Income from discontinued operations, which consists of operating income for the Hickory Corners shopping center which was sold on April 10, 2002, decreased $41, or 16.1%. Minimum rents decreased $22 and operating expenses at the Hickory Corners shopping center increased $33 offset by a $14 increase in lease termination income and other revenue when compared to the three months ended March 31, 2001.

     Economic Conditions

      Substantially all of the leases at our properties provide for tenants to pay their pro rata share of operating expenses, including common area maintenance and real estate taxes, thereby reducing our exposure to increases in operating expenses resulting from inflation. Many of the tenants’ leases contain provisions designed to lessen the impact of inflation. Such provisions include the ability to receive percentage rentals based on a tenant’s gross sales, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. In addition, many of the leases are for terms of less than ten years, which may enable us to replace existing leases with new leases at a higher base and/or percentage rentals if rents of the existing leases are below the then existing market rate.

      The retail industry has experienced some financial difficulties during the past few years and certain local, regional and national retailers have filed for protection under bankruptcy laws. If this trend should continue, our future earnings performance could be negatively impacted.

Sensitivity Analysis

      We are exposed to interest rate risk on our variable rate debt obligations. Based on our debt and interest rates and the interest rate swap agreements in effect at March 31, 2002, a 100 basis point change in interest rates would affect our earnings and cash flows by approximately $862.

Funds from Operations

      We generally consider funds from operations, also known as “FFO,” an appropriate supplemental measure of our financial performance because it is predicated on cash flow analyses. We have adopted the most recent National Association of Real Estate Investment Trusts (“NAREIT”) definition of FFO, which was amended on April 4, 2002. Under the NAREIT definition, FFO represents income before minority interest, excluding extraordinary items, as defined under accounting principles generally accepted in the United States of America, gains on sales of depreciable property, plus real estate related depreciation and amortization (excluding amortization of financing costs), and after adjustments for unconsolidated partnerships and joint ventures. Our computation of FFO may, however, differ from the methodology for calculating FFO utilized by other real estate companies, and therefore, may not be comparable to these other real estate companies. FFO should not be considered an alternative to net income as an indication of our performance or to cash flows as a measure of liquidity or our ability to pay distributions.

      FFO does not represent cash generated from operating activities in accordance with accounting principles generally accepted in the United States of America and should not be considered an alternative to net income as an indication of our performance or to cash flows from operating activities as a measure of liquidity or our ability to pay distributions. Furthermore, while net income and cash generated from operating, investing and financing activities, determined in accordance with accounting principles generally accepted in the United

States of America, consider capital expenditures which have been and will be incurred in the future, the calculations of FFO does not.

      The following table illustrates the calculation of FFO for the three months ended March 31, 2002, and 2001:

	Three Months Ended
	March 31,

	2002	2001

Net Income	$2,437	$6,336
Add:
Depreciation and amortization expense	3,971	3,982
Minority interest in partnership	1,046	2,657
Less:
Gain on sale of property	—	(5,017)

Funds from operations — diluted	7,454	7,958
Less:
Preferred share dividends	(828)	(828)

Funds from operations — basic	$6,626	$7,130

Weighted average equivalent shares outstanding (1)
Basic	10,034	10,066

Diluted	12,091	12,069

Supplemental disclosure:
Straight-line rental income	$357	$627

Amortization of management contracts	$56	$56

(1)	For basic FFO, represents the weighted average total shares outstanding, assuming the redemption of all Operating Partnership Units for Common Shares. For diluted FFO, represents the weighted average total shares outstanding, assuming the redemption of all Operating Partnership Units for Common Shares, the Series A Preferred Shares converted to Common Shares, and the Common Shares issuable under the treasury stock method upon exercise of stock options.

     Capital Expenditures

      During the three months ended March 31, 2002, we spent approximately $1,497 on revenue-generating capital expenditures including tenant allowances, leasing commissions paid to third-party brokers, legal costs relative to lease documents, and capitalized leasing and construction costs. These types of costs generate a return through rents from tenants over the term of their leases. Revenue-enhancing capital expenditures, including expansions, renovations or repositionings, were approximately $10,828.

     Forward Looking Statements

      This Form 10-Q contains forward-looking statements with respect to the operation of certain of our properties. We believe the expectations reflected in the forward-looking statements made in this document are based on reasonable assumptions. Certain factors could occur that might cause actual results to vary. These include general economic conditions, the strength of key industries in the cities in which our properties are located, the performance of tenants at our properties and elsewhere, and other factors discussed in this report and other reports we have filed with the Securities and Exchange Commission.

PART II — OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

      See Exhibit Index.

(b) Reports on Form 8-K

      A Current Report on Form 8-K was filed April 19, 2002, reporting under Item 5, Other Events, the sale of the Hickory Corners Shopping Center and the announcement of financial results for the quarter ended March 31, 2002.

      A Current Report on Form 8-K was filed April 24, 2002, reporting under Item 5, Other Events, a Tax Agreement with Atlantic Realty Trust and a Certificate of Correction to the Company’s Articles Supplementary.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

RAMCO-GERSHENSON PROPERTIES TRUST

Date: May 3, 2002	By:	/s/ DENNIS E. GERSHENSON Dennis E. Gershenson President and Trustee (Chief Executive Officer)

Date: May 3, 2002	By:	/s/ RICHARD J. SMITH Richard J. Smith Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.42	First Amendment to First Amended and Restated Unsecured Term Loan Agreement dated February 15, 2002 among the Operating Partnership, as Borrower and Ramco-Gershenson Properties Trust, as Guarantor, and Fleet National Bank and other Banks which may become parties to this agreement, and Fleet National Bank, as Agent, incorporated by reference.