Form 10-Q
period 2002-06-30
RAMCO GERSHENSON PROPERTIES TRUST
filed 2002-08-02
CIK 842183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended June 30, 2002

or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Number of common shares of beneficial interest ($.01 par value) of the Registrant outstanding as of June 30, 2002: 12,241,216

PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
RAMCO-GERSHENSON PROPERTIES TRUST CONSOLIDATED STATEMENTS OF INCOME
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in Thousands, except per Share and per Unit amounts)
PART II -- OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX
Mortgage and Security Agreement
Assumption and Modification Agreement
Mortgage between Ramco and Key Bank
Promissory Note
Purchase and Sale Agreement Dated May 21, 2002
Certification Pursuant To 18 U.S.C. Section 1350

INDEX

		Page No.

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets — June 30, 2002 (unaudited) and December 31, 2001	2
	Consolidated Statements of Income (unaudited) — Three Months and Six Months Ended June 30, 2002 and 2001	3
	Consolidated Statements of Comprehensive Income (unaudited) — Three Months and Six Months Ended June 30, 2002 and 2001	4
	Consolidated Statement of Shareholders’ Equity (unaudited) — Six Months Ended June 30, 2002	5
	Consolidated Statements of Cash Flows (unaudited) — Six Months Ended June 30, 2002 and 2001	6
	Notes to Consolidated Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
PART II. OTHER INFORMATION
Item 4.	Submission of Matters to a Vote of Security Holders	19
Item 6.	Exhibits and Reports on Form 8-K	19

PART I — FINANCIAL INFORMATION

Item 1.     Financial Statements

RAMCO-GERSHENSON PROPERTIES TRUST

CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,	December 31,
	2002	2001

	(unaudited)
Assets
Investment in real estate — net	$578,345	$496,269
Cash and cash equivalents	5,740	5,542
Accounts receivable — net	18,779	17,627
Equity investments in and advances to unconsolidated entities	10,981	12,658
Other assets — net	21,069	20,633

Total Assets	$634,914	$552,729

Liabilities and Shareholders’ Equity
Mortgages and notes payable	$377,253	$347,275
Distributions payable	6,374	5,062
Accounts payable and accrued expenses	20,267	18,830

Total Liabilities	403,894	371,167
Minority Interest	48,106	48,157
Commitments and Contingencies	—	—
Shareholders’ Equity
Preferred Shares, par value $01, 10,000 shares authorized; 0 and 1,400 Series A convertible shares issued and outstanding, respectively	—	33,829
Common Shares of Beneficial Interest, par value $01, 30,000 shares authorized; 12,241 and 7,128 issued and outstanding, respectively	122	71
Additional paid-in capital	233,219	150,186
Accumulated other comprehensive loss	(3,164)	(3,179)
Cumulative distributions in excess of net income	(47,263)	(47,502)

Total Shareholders’ Equity	182,914	133,405

Total Liabilities and Shareholders’ Equity	$634,914	$552,729

See notes to consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2002	2001	2002	2001

Revenues
Minimum rents	$15,022	$14,749	$28,890	$29,781
Percentage rents	194	173	716	1,094
Recoveries from tenants	5,762	5,390	11,710	11,029
Fees and management income	229	438	880	1,096
Interest and other income	223	351	973	1,285

Total revenues	21,430	21,101	43,169	44,285

Expenses
Real estate taxes	2,728	2,185	5,300	4,278
Recoverable operating expenses	3,242	3,468	6,626	7,192
Depreciation and amortization	4,339	4,038	8,349	7,964
Other operating	382	419	694	751
General and administrative	2,108	1,751	4,159	4,246
Interest expense	6,056	6,436	12,366	13,393

Total expenses	18,855	18,297	37,494	37,824

Operating income	2,575	2,804	5,675	6,461
Earnings from unconsolidated entities	177	339	346	414

Income from continuing operations before gain on sale of real estate and minority interest	2,752	3,143	6,021	6,875
Gain on sale of real estate	—	343	—	5,349
Minority interest	590	1,032	1,573	3,614

Income from continuing operations	2,162	2,454	4,448	8,610
Discontinued operations, net of minority interest:
Gain on sale of property	2,164	—	2,164	—
(Loss) Income from operations	(4)	180	147	360

Net income	4,322	2,634	6,759	8,970
Preferred dividends	—	(838)	(828)	(1,666)
Gain on redemption of preferred shares	2,425	—	2,425	—

Net income available to common shareholders	$6,747	$1,796	$8,356	$7,304

Basic earnings per share:
Income from continuing operations	$0.44	$0.23	$0.69	$0.98
Income from discontinued operations	0.21	0.02	0.26	0.05

Net income	$0.65	$0.25	$0.95	$1.03

Diluted earnings per share:
Income from continuing operations	$0.39	$0.23	$0.66	$0.94
Income from discontinued operations	0.17	0.02	0.21	0.04

Net income	$0.56	$0.25	$0.87	$0.98

Weighted average shares outstanding:
Basic	10,435	7,102	8,771	7,111

Diluted	14,674	7,120	13,392	9,122

See notes to consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net income	$4,322	$2,634	$6,759	$8,970
Cumulative effect of change in accounting principle	—	—	—	(348)
Unrealized (losses) gains on interest rate swaps	(817)	120	15	(747)

Comprehensive income	$3,505	$2,754	$6,774	$7,875

See notes to consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

				Accumulated
			Additional	Other	Cumulative	Total
	Preferred	Common	Paid-In	Comprehensive	Earnings/	Shareholders’
	Stock	Stock	Capital	Loss	Distribution	Equity

Balance, January 1, 2002	$33,829	$71	$150,186	$(3,179)	$(47,502)	$133,405
Cash distributions declared					(8,117)	(8,117)
Preferred shares dividends declared					(828)	(828)
Conversion of Operating Partnership Units to common shares			113			113
Conversion of preferred shares to common shares	(4,833)	3	4,830			—
Redemption of preferred shares	(28,996)				2,425	(26,571)
Stock issuance		48	77,650			77,698
Purchase and retirement of common shares			(42)			(42)
Stock options exercised			482			482
Unrealized gains on interest rate swaps				15		15
Net income					6,759	6,759

Balance, June 30, 2002	$—	$122	$233,219	$(3,164)	$(47,263)	$182,914

See notes to consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six Months
	Ended June 30,

	2002	2001

Cash Flows from Operating Activities:
Net income	$6,759	$8,970
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	8,434	8,074
Amortization of deferred financing costs	481	381
Gain on sale of discontinued operations	(2,164)	—
Gain on sale of real estate	—	(5,349)
Earnings from unconsolidated entities	(346)	(414)
Minority interest, continuing operations	1,573	3,614
Minority interest, discontinued operations	61	149
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(1,179)	(106)
Other assets	(1,496)	(1,699)
Accounts payable and accrued expenses	805	(3,852)

Cash Flows Provided By Operating Activities	12,928	9,768

Cash Flows from Investing Activities:
Capital expenditures	(64,426)	(7,046)
Acquisition of additional interest in joint venture properties	(7,887)	—
Proceeds from sale of discontinued operations	10,272	—
Proceeds from sales of real estate	—	28,631
Distributions received from unconsolidated entities	468	301
Investment in unconsolidated entities	—	(28)
Other	—	179

Cash Flow (Used In) Provided By Investing Activities	(61,573)	22,037

Cash Flows from Financing Activities:
Cash distributions to shareholders	(5,958)	(5,978)
Cash distributions to operating partnership unit holders	(2,471)	(2,474)
Cash dividends paid on preferred shares	(1,675)	(1,673)
Redemption of preferred shares	(26,571)	—
Repayment of Credit Facility	(24,150)	(19,050)
Repayment of unsecured term loan	(7,125)	(1,500)
Payment of construction loan	—	(13,575)
Principal repayments on mortgages payable	(2,260)	(1,957)
Payment of deferred financing costs	(598)	(78)
Purchase and retirement of common shares	(42)	(416)
Net proceeds from issuance of common shares	77,698	—
Proceeds from mortgage	30,113	10,334
Borrowings on Credit Facility	6,400	5,420
Borrowings on unsecured term loan	5,000	—
Proceeds from exercise of stock options	482	79

Cash Flows Provided By (Used In) Financing Activities	48,843	(30,868)

Net Increase in Cash and Cash Equivalents	198	937
Cash and Cash Equivalents, Beginning of Period	5,542	2,939

Cash and Cash Equivalents, End of Period	$5,740	$3,876

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest during the period	$11,741	$12,435

Supplemental Disclosures of Noncash Items:
Consolidation of Ramco-Gershenson, Inc., net of cash	$—	$4,081
Increase (Decrease) in fair value of interest rate swaps	15	(1,095)
Assumed debt of acquired properties	28,840	—

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

      Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). This statement requires that we account for shopping centers that have been disposed of, or that have been classified as property held for sale, as discontinued operations for all years presented in the Consolidated Statements of Income. On April 11, 2002, we sold Hickory Corners shopping center for cash of approximately $10,272, and the sale resulted in a gain of approximately $2,164, net of minority interest. Hickory Corners’ results of operations and the gain on sale have been included in income from discontinued operations in the Consolidated Statements of Income for the three and six months ended June 30, 2002 and 2001.

3.	Accounts Receivable — Net

      Accounts receivable include $11,938 and $10,560 of unbilled straight-line rent receivables at June 30, 2002 and December 31, 2001, respectively. Straight line rent receivable at June 30, 2002 includes approximately $3,108 due from Kmart Corporation which filed for bankruptcy protection in January 2002.

4.     Investment in Real Estate

      Investment in real estate consists of the following:

	June 30, 2002	December 31, 2001

	(Unaudited)
Land	$86,980	$77,546
Buildings and improvements	532,453	471,317
Construction in progress	26,294	8,486

	645,727	557,349
Less: accumulated depreciation	(67,382)	(61,080)

Investment in real estate — net	$578,345	$496,269

5.	Acquisition of Joint Venture Properties

      In May 2002 we acquired an additional 75% ownership interest in RPT/ INVEST, LLC, which owns two community centers: Chester Springs and Rivertowne Square. As a result of this purchase, we became the 100% owner of the two centers. The transaction resulted in a net payment to our joint venture partner of approximately $7,887 in cash and we assumed $22,000 of debt. The acquisition of the additional interest was accounted for using the purchase method of accounting and the results have been included in the consolidated financial statements since the date of acquisition. The excess of the fair value over the net book basis of the interest in Chester Springs and Rivertowne Square has been allocated to land and buildings. The preliminary purchase price allocation is subject to adjustments until finalized by December 31, 2002.

6.	Property Acquisitions

      We acquired three properties during 2002 at an aggregate cost of $45,500. These acquisitions have been accounted for using the purchase method of accounting and the results of their operations have been included in the consolidated financial statements since the date of acquisition. The purchase prices were allocated to the assets acquired and liabilities assumed based upon their estimated fair market value. The preliminary purchase price allocation is subject to adjustments until finalized by December 31, 2002.

Acquisition			Purchase	Debt
Date	Property Name	Property Location	Price	Assumed

May 2002	Horizon Village	Suwanee, GA	$11,300	$6,840
June 2002	Royal Palm	Royal Palm Beach, FL	18,500	—
June 2002	Coral Creek Shops	Coconut Creek, FL	15,700	—

7.     Other Assets

      Other assets consist of the following:

	June 30, 2002	December 31, 2001

	(Unaudited)
Leasing costs	$16,086	$14,908
Prepaid expenses and other	7,342	6,765
Deferred financing costs	6,793	5,872

	30,221	27,545
Less: accumulated amortization	(12,265)	(10,485)

	17,956	17,060
Proposed development and acquisition costs	3,113	3,573

Other assets — net	$21,069	$20,633

8.     Mortgages and Notes Payable

      Mortgages and notes payable consist of the following:

	June 30, 2002	December 31, 2001

	(Unaudited)
Fixed rate mortgages with interest rates ranging from 6.78% to 8.81%, due at various dates through 2012	$223,303	$195,290
Floating rate mortgages at 75% of the rate of long-term Capital A rated utility bonds, due January 1, 2010, plus supplemental interest to equal LIBOR plus 200 basis points, if applicable. The effective rate at June 30, 2002, was 5.25% and at December 31, 2001, was 6.41%	6,400	6,560
Floating rate mortgage, with an interest rate at prime or LIBOR plus 200 basis points, due September 2005. The effective rate at June 30, 2002, was 3.84% and at December 31, 2001, was 4.75%	21,000	21,000
Floating rate mortgages, with an interest rate at LIBOR plus 215 basis points, due August 2002 with two one year extensions. The effective rate at June 30, 2002, was 4.05%	16,000	—
Floating rate mortgages, with an interest rate at LIBOR plus 215 basis points, due August 2002 with two one year extensions. The effective rate at June 30, 2002, was 4.05%	6,000	—
Unsecured term loan, with an interest rate at LIBOR plus 400 basis points, due September 2003. The effective rate at June 30, 2002, was 5.89% and at December 31, 2001, was 6.03%	20,000	22,125
Credit Facility, with an interest rate at LIBOR plus 200 basis points, due September 2003, maximum available borrowings of $110,000. The effective rate at June 30, 2002, was 7.18% and at December 31, 2001, was 6.64%	84,550	102,300

	$377,253	$347,275

      The mortgage notes and construction loans are secured by mortgages on properties that have an approximate net book value of $416,019 as of June 30, 2002. The Credit Facility is secured by mortgages on various properties that have an approximate net book value of $161,750 as of June 30, 2002.

      The $110,000 Credit Facility bears interest between 162.5 and 225 basis points over LIBOR depending on certain debt ratios (using 200 basis points over LIBOR at June 30, 2002, the effective interest rate was 7.2%, including interest rate swap agreements) and is secured by mortgages on various properties.

      At June 30, 2002, outstanding letters of credit issued under the Credit Facility, not reflected in the accompanying consolidated balance sheet, total approximately $818.

      The Credit Facility and the unsecured term loan contain financial covenants relating to loan to asset value, minimum operating coverage ratios, and a minimum equity value. As of June 30, 2002, we were in compliance with the covenant terms.

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

      The following table presents scheduled principal payments on mortgages and notes payable as of June 30, 2002:

Year Ended December 31,

2002 (July 1 – December 31)	$26,136
2003	114,812
2004	17,641
2005	14,707
2006	109,357
Thereafter	94,600

Total	$377,253

9.     Leases

      Approximate future minimum rentals under noncancelable operating leases in effect at June 30, 2002, assuming neither new or renegotiated leases nor option extensions on lease agreements, are as follows:

Year Ended December 31,

2002 (July 1 – December 31)	$30,247
2003	57,984
2004	52,529
2005	46,140
2006	41,331
Thereafter	282,449

Total	$510,680

10.     Common Shares Offering

      On April 29, 2002, we issued 4.2 million common shares of beneficial interest in a public offering. On May 29, 2002, we issued an additional 630,000 common shares upon the exercise by the underwriters of their over-allotment option. We received total net proceeds of $77,698, based on an offering price of $17.50 per share. The net proceeds from the offering were used to redeem 1.2 million of our Series A preferred shares, purchase the equity interest of our joint venture partner in RPT/ INVEST, LLC and pay down amounts outstanding under our Credit Facility.

      As a result of this offering, the remaining 200,000 of our Series A preferred shares automatically converted into 286,537 common shares on April 29, 2002.

11.     Commitments and Contingencies

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

      In addition to examining our taxable years ended December 31, 1991, through 1994, the IRS examined our taxable year ended December 31, 1995. The IRS revenue agent issued an examination report on March 1, 1999 (which is hereinafter referred to as the “First Report”). As previously noted, the First Report proposes to disqualify us as a REIT for our taxable year ended December 31, 1994, based on our ownership of the short-term Treasury Bill reverse repurchase agreements. In addition, the First Report proposes to adjust our “REIT taxable income” for our taxable years ended December 31, 1991, 1992, 1993, and 1995. In this regard, we and Atlantic received an opinion from special tax counsel, Wolf, Block, Schorr and Solis-Cohen, on March 25, 1996, that, to the extent there is a deficiency in our “REIT taxable income” for our taxable years ended December 31, 1991, through 1994, and provided we timely make a deficiency dividend, our status as a REIT for those taxable years would not be affected. The First Report acknowledges that we may avoid disqualification for failure to meet the distribution requirement with respect to a year for which our income is increased by payment of a deficiency dividend. However, the First Report notes that the payment of a deficiency dividend cannot cure our disqualification as a REIT for the taxable year ended December 31, 1994, based on our ownership of the short-term Treasury Bill reverse repurchase agreements.

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

      Based on the Second Report, we could be liable for up to $56 million in combined taxes, penalties and interest through June 30, 2002. However, the Second Report acknowledges (as does the First Report as noted above) that we can avoid disqualification as a REIT for certain of our examined tax years if we distribute a deficiency dividend to our shareholders. The distribution of a deficiency dividend would be deductible by us, thereby reducing our liability for federal income tax. Based on the Second Report, the proposed adjustments to our “REIT taxable income” would require us to pay a deficiency dividend to our current shareholders resulting in combined taxes, penalties, interest and deficiency dividends of approximately $58.3 million as of June 30, 2002.

      If, notwithstanding the above-described opinions of legal counsel, the IRS successfully challenges our status as a REIT for any taxable year, we will be able to re-elect REIT status commencing with the fifth succeeding taxable year (or possibly an earlier taxable year if we meet certain relief provisions under the Internal Revenue Code).

      In the notes to the consolidated financial statements made part of Atlantic’s most recent annual report on Form 10-Q filed with the Securities and Exchange Commission for its quarterly period ended March 31, 2002, Atlantic has disclosed its liability for the tax deficiencies (and interest and penalties on the tax deficiencies) proposed to be assessed against us by the IRS for the taxable years ended December 31, 1991, through 1995, as reflected in each of the First Report and Second Report. We believe, but can provide no assurance, that Atlantic currently has sufficient assets to pay such tax deficiencies, interest and penalties. According to the report on Form 10-Q filed by Atlantic for its quarter ended March 31, 2002, Atlantic had net assets on March 31, 2002, of approximately $59.0 million (as determined pursuant to the liquidation basis of accounting). If the amount of tax, interest and penalties assessed against us ultimately exceeds the amounts proposed in each of the First Report and Second Report, however, because interest continues to accrue on the proposed tax deficiencies, or if additional tax deficiencies are proposed or for any other reason, then Atlantic may not have sufficient assets to reimburse us for all amounts we must pay to the IRS, and we would be required to pay the difference out of our own funds. Accordingly, the ultimate resolution of any controversy over tax liabilities covered by the above-described tax agreement may have a material adverse effect on our financial position, results of operations or cash flows, including if we are required to distribute deficiency dividends to our shareholders and/or pay additional taxes, interest and penalties to the IRS in amounts that exceed the value of Atlantic’s net assets. Moreover, the IRS may assess us with taxes that Atlantic is not required under the above-described tax agreement to pay, such as taxes arising from the recently-commenced examination of us for the taxable years ended December 31, 1996, and 1997, and of our subsidiary partnership for the taxable years ended December 31, 1997, and 1998. There can be no assurance, therefore, that the IRS will not assess us with substantial taxes, interest and penalties which Atlantic cannot, is not required to, or otherwise does not pay.

      In connection with the development and expansion of various shopping centers as of June 30, 2002, we have entered into agreements for the construction of shopping centers of approximately $3,338.

12.     Mortgage Note Receivable

      On July 11, 2002, we purchased a note receivable, which bears interest at 16.75% (18.75% during any period of default), from Metropolitan Life Insurance Company for $2,401. The note is due December 31, 2002. At the time we acquired the note, the unpaid principal and interest amounted to approximately $4,600. This note is secured by a mortgage on property located adjacent to our Naples Towne Center in Naples, Florida. The property was previously leased to Kmart Corporation, but the lease was rejected by Kmart in January 2002. Certain defaults have occurred with respect to this note, including the failure of the borrower to make monthly payments of principal and interest.

      We have commenced action, including the initiation of legal proceedings to receive the collateralized assets in partial satisfaction of the amount due us under terms of the mortgage note. We will not accrue interest income on this note receivable during the period the borrower is in default.

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

     Capital Resources and Liquidity

      Cash flows from operating activities, as reported in the Statement of Consolidated Cash Flows, increased to $12,928 for the six months ended June 30, 2002 from $9,768 for the six months ended June 30, 2001. Cash flows from investing activities used $61,573 for the six months ended June 30, 2002 and provided $22,037 of cash flows for the six months ended June 30, 2001. Financing activities provided $48,843 of cash flows, an increase of $79,711 over the six months ended June 30, 2001.

      Investing activities included the acquisition of three shopping centers at an aggregate cost of $45,500. We also purchased an additional interest in RPT/ INVEST, LLC, a previously unconsolidated entity consisting of two shopping centers, at a net cost of $7,887 plus the assumption of $22,000 of debt, and we also invested in the redevelopment of four shopping centers and improvements to existing properties amounting to approximately $18,926 during the six months ended June 30, 2002.

      On April 29, 2002, we issued 4.2 million common shares of beneficial interest in a public offering. On May 29, 2002, we issued an additional 630,000 common shares upon the exercise by the underwriters of their over-allotment option. We received total net proceeds of $77,698, based on an offering price of $17.50 per share. The net proceeds from the offering were used to redeem 1.2 million of our Series A preferred shares, purchase the equity interest of our joint venture partner in RPT/ INVEST, LLC and pay down amounts outstanding under our Credit Facility.

      Repayment under our Credit Facility used $17,750, net of borrowings of $6,400. During the six months ended June 30, 2002, we repaid $2,260 of mortgage obligations, repaid $2,125 of our unsecured term loan, net of borrowings of $5,000, and paid $10,104 in cash distributions to common shareholders, holders of operating partnership units and preferred shareholders.

      Our mortgage and notes payable amounted to $377,253 at June 30, 2002, with a weighted average interest rate of 7.0%. The debt consists of seventeen loans secured by various properties, one unsecured term loan and the Credit Facility, as described below. Thirteen of the mortgage loans, amounting to $223,303, have maturities ranging from 2003 to 2012, monthly payments that include regularly scheduled amortization, and fixed interest rates ranging between 6.8% to 8.8%. Three of the mortgage loans, amounting to $43,000, have maturities ranging from 2002 to 2004 and monthly payments that include variable interest rates ranging between 3.8% to 4.1% at June 30, 2002. One of the mortgage loans, evidenced by tax free bonds, amounting to $6,400 and secured by Oak Brook Square Shopping Center, matures in 2010 and carries a floating interest rate equal to 75% of the new issue long term Capital A rated utility bonds, plus interest to the lender sufficient to cause the lender’s overall yield on its investment in the bonds to be equal to 200 basis points over their applicable LIBOR rate, if applicable (5.3% at June 30, 2002).

      The Credit Facility bears interest between 162.5 and 225 basis points over LIBOR depending on certain debt ratios (and had an effective interest rate of 7.2% at June 30, 2002), including interest rate swap agreements, and matures in September 2003. The Credit Facility is secured by mortgages on various properties and contains financial covenants relating to liabilities-to-assets ratios, minimum operating coverage ratios and a minimum equity value. As of June 30, 2002, we were in compliance with the covenant terms.

      Under terms of the Credit Facility, we are required to maintain interest rate swap agreements to reduce the impact of changes in interest rate on our floating rate debt. We had interest rate swap agreements with an aggregate notional amount of $75,000 at June 30, 2002. Based on rates in effect at June 30, 2002, the agreements provide for fixed rates ranging from 7.0% to 8.3% and expire at various dates through March 2004. We are exposed to credit loss in the event of non-performance by the counter party to the interest rate swap agreements; however we do not anticipate non-performance by the counter party.

      After taking into account the impact of converting our variable rate debt into fixed rate debt by use of the interest rate swap agreements, at June 30, 2002, our variable rate debt accounted for approximately $78,950 of outstanding debt with a weighted average interest rate of 4.6%. Variable rate debt accounted for approximately 20.9% of our total debt and 11.6% of our total capitalization.

      Our debt to total market capitalization (our debt plus the market value of our equity) ratio decreased from 64.3% at December 31, 2001 to 55.2% at June 30, 2002.

      The properties in which Ramco-Gershenson Properties, L.P. (the “Operating Partnership”), owns an interest and which are accounted for on the equity method of accounting are subject to non-recourse mortgage indebtedness. At June 30, 2002, our pro rata share of non-recourse mortgage debt on the unconsolidated properties (accounted for on the equity method) was $24,345 with a weighted average interest rate of 6.7%.

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

      With respect to the Crossroads Centre shopping center, which is owned by a joint venture in which we have a 10% interest, we have guaranteed to the joint venture the completion of the center by October 17, 2002, and we have entered into a master lease with the joint venture under which we are obligated to provide net operating income sufficient to provide a 1.2 to 1.0 debt service coverage ratio. In the event that the center is not completed by the scheduled completion date, we would be obligated to the joint venture for any damages it incurs due to such failure. We believe that the construction of the center has been substantially completed in accordance with the terms of our agreement. We have the option to purchase the Crossroads Centre shopping center from the joint venture, exercisable by notice on or before October 15, 2002, and if we do not exercise this option, we will be obligated to make an option payment of $3.3 million to the 90% owner of this joint venture on October 15, 2002.

      Our capital structure at June 30, 2002, includes property specific mortgages, an unsecured term loan, the Credit Facility, our Common Shares and the minority interest in the Operating Partnership. At June 30, 2002, the minority interest in the Operating Partnership represented a 19.4% ownership in the Operating Partnership which may, under certain conditions, be exchanged for an aggregate of 2,938,062 Common Shares.

      As of June 30, 2002, the units in the Operating Partnership Units (“OP Units”) were exchangeable for Common Shares of the Company on a one-for-one basis. We, as sole general partner of the Operating Partnership, have the option, but not the obligation, to settle exchanged OP Units in cash based on the current trading price of our Common Shares. Assuming the exchange of all limited partnership interests in the Operating Partnership, there would have been 15,179,278 of our common shares outstanding at June 30, 2002, with a market value of approximately $305,856 (based on the closing price of $20.15 per share on June 30, 2002).

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

     Comparison of Six Months Ended June 30, 2002 to Six Months Ended June 30, 2001

      Total revenues for the six months ended June 30, 2002 were $43,169, a $1,116 decrease over the comparable period in 2001. Of the $1,116 decrease, $891 was the result of decreased minimum rents. Acquisitions of five shopping centers during the second quarter of 2002 resulted in an increase of $802 in minimum rents. Redevelopment projects, including the conversion of our Tel-Twelve shopping center from an enclosed regional mall to an open-air center, reduced minimum rents during the redevelopment period by approximately $954 when compared to the six months ended June 2001. The sale of White Lake MarketPlace and Athens Town Center during the first quarter of 2001 resulted in a reduction of $292 in minimum rents.

      For the six months ended June 30, 2002, percentage rents decreased $378 to $716, as compared to $1,094 for the six months ended June 30, 2001. The decrease is the result of tenant changes associated with redevelopment projects and our efforts to convert percentage rent to higher minimum rent when renewing leases.

      Recoveries from tenants increased $681, or 6.2%, to $11,710 as compared to $11,029 for the same six months in 2001. The increase is primarily due to a higher level of recoverable operating expenses and real estate taxes associated with the Auburn Mile development and the acquisition of five properties during the six months ended June 30, 2002. The overall recovery ratio was 98.2% for the six months ended June 30, 2002, compared to 96.2% for the six months ended June 30, 2001.

      Fees and management income decreased $216 to $880 as compared to $1,096 for the six months ended June 30, 2001. The decrease is primarily attributed to a decrease in development fees when compared to six months ended June 30, 2001. Interest and other income decreased $312 to $973 for the six months ended June 30, 2002, and the decrease was primarily attributable to a decrease in lease termination fees and temporary tenant income when compared to the same period in 2001.

      Total expenses for the six months ended June 30, 2002 decreased $330, or 0.9%, to $37,494 as compared to $37,824 for the six months ended June 30, 2001. The decrease was due to an $87 decrease in general and administrative expenses, a $57 decrease in other operating expenses and a $1,027 decrease in interest expense, offset by a $385 increase in depreciation and amortization and a $456 increase in total recoverable expenses, including recoverable operating expenses and real estate taxes.

      Total recoverable expenses, including recoverable operating expenses and real estate taxes, increased by $456, to $11,926 as compared to $11,470 for the six months ended June 30, 2001. Real estate taxes increased $1,022 for the six months ended June 30, 2002 when compared to the same period in 2001. The increase in real estate taxes was primarily due to the completion of the development of the Auburn Mile shopping center in 2001, resulting in higher assessed valuation and the acquisitions made during the second quarter 2002.

      Depreciation and amortization expense increased $385, or 4.8%, to $8,349 as compared to $7,964 for the six months ended June 30, 2001. Acquisitions during the second quarter contributed $203 to the increase and redevelopment of various properties accounted for the balance of the increase.

      Interest expense decreased $1,027, from $13,393 to $12,366 during the first half of 2002. The 7.7% decrease is the result of lower interest rates, offset by $761 from new mortgages secured by six properties.

      We sold White Lake MarketPlace and Athens Town Center during the first quarter of 2001 for cash of $28,600, resulting in a gain on sale of real estate of approximately $5,300. The proceeds from the sales of the properties were used to reduce debt.

      Minority interest decreased to a 19.4% share of income before minority interest of the operating partnership for the six months ended June 30, 2002 from a 29.3% share for the six months ended June 30, 2001. The decrease is the result of the issuance of 4,830,000 common shares during the second quarter of 2002 and the lower income before minority interest for the six months ended June 30, 2002 when compared to June 30, 2001.

      Income from discontinued operations, which consists of operating income for the Hickory Corners shopping center, which was sold on April 10, 2002, decreased $213 or 59.2%. Minimum rents decreased $308 and operating expenses at the Hickory Corners shopping center decreased $67 offset by a $72 increase in lease termination income and other revenue when compared to the six months ended June 30, 2001. The sale of Hickory Corners resulted in a gain on sale of property of approximately $2,164, net of minority interest.

Comparison of Three Months Ended June 30, 2002 to Three Months Ended June 30, 2001

      Total revenues for the three months ended June 30, 2002 were $21,430, a $329 increase over the comparable period in 2001. Minimum rents increased 1.9%, or $273, to $15,022 for the quarter, as compared to $14,749 for the same period in 2001. Acquisitions during the second quarter of 2002 resulted in an increase of $802 in minimum rents, offset by a reduction of $529 related to our redevelopment properties.

      Recoveries from tenants increased $372, or 6.9%, to $5,762 as compared to $5,390 for the same three months in 2001. The increase is primarily due to a higher level of recoverable operating expenses and real estate taxes associated with the Auburn Mile development and the acquisition of five properties during the three months ended June 30, 2002. The overall recovery ratio was 96.5% for the three months ended June 30, 2002, compared to 95.3% for the three months ended June 30, 2001.

      Fees and management income decreased $209 to $229, for the three months ended June 30, 2002 and was attributable to a decrease in leasing and development fees when compared to the same quarter of 2001.

      For the three months ended June 30, 2002, interest and other income decreased $128 to $223, as compared to $351 for the three months ended June 30, 2001. The decrease was primarily due to a reduction in temporary tenant income.

      Total expenses for the three months ended June 30, 2002 increased $558, or 3.0%, to $18,855 as compared to $18,297 for the three months ended June 30, 2001. The increase was due to a $357 increase in general and administrative expenses, a $301 increase in depreciation and amortization expense and a $317 increase in total recoverable expenses, including recoverable operating expenses and real estate taxes, offset by a $380 decrease in interest expense and a $37 decrease in other operating expenses.

      Total recoverable expenses, including recoverable operating expenses and real estate taxes, increased by $317, to $5,970 as compared to $5,653 for the three months ended June 30, 2001. Real estate taxes increased $543 for the three months ended June 30, 2002 when compared to the same period in 2001. The increase in real estate taxes was primarily due to the completion of the development of the Auburn Mile shopping center in 2001, resulting in higher assessed valuation and acquisitions made during the second quarter 2002.

      General and administrative expenses increased $357 to $2,108, as compared to $1,751 for the three months ended June 30, 2001. This increase is principally attributable to a $399 increase in salaries, bonuses and other fringe benefits for the three months ended June 30, 2002.

      Interest expense decreased $380, from $6,436 to $6,056 during the second quarter of 2002. The 5.9% decrease is the result of lower interest rates, offset by an increase of $571 from new mortgages relating to acquisitions and refinancing during the three months ended June 30, 2002.

      Minority interest decreased to a 19.4% share of income before minority interest of the operating partnership for the six months ended June 30, 2002 from a 29.3% share for the six months ended June 30, 2001. The decrease is the result of the issuance of 4,830,000 common shares during the second quarter of 2002 and the lower income before minority interest for the three months ended June 30, 2002 when compared to June 30, 2001.

      Income from discontinued operations, which consists of operating income for the Hickory Corners shopping center which was sold on April 10, 2002, decreased $184. Minimum rents and recoveries from tenants decreased $362 and operating expenses at the Hickory Corners shopping center decreased $100 when compared to the three months ended June 30, 2001. The sale of Hickory Corners resulted in a gain on sale of property of $2,164, net of minority interest.

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

Sensitivity Analysis

      We are exposed to interest rate risk on our variable rate debt obligations. Based on our debt and interest rates and the interest rate swap agreements in effect at June 30, 2002, a 100 basis point change in interest rates would affect our earnings and cash flows by approximately $790.

Funds from Operations

      We generally consider funds from operations, also known as “FFO,” an appropriate supplemental measure of our financial performance because it is predicated on cash flow analyses. We have adopted the most recent National Association of Real Estate Investment Trusts (“NAREIT”) definition of FFO, which was amended in April 2002. Under the NAREIT definition, FFO represents income before minority interest, excluding extraordinary items, as defined under accounting principles generally accepted in the United States of America, gains on sales of depreciable property, plus real estate related depreciation and amortization (excluding amortization of financing costs), and after adjustments for unconsolidated partnerships and joint ventures. Our computation of FFO may, however, differ from the methodology for calculating FFO utilized by other real estate companies, and therefore, may not be comparable to these other real estate companies. FFO should not be considered an alternative to net income as an indication of our performance or to cash flows as a measure of liquidity or our ability to pay distributions.

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

      The following table illustrates the calculation of FFO for the three months and six months ended June 30, 2002 and 2001:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net Income	$4,322	$2,634	$6,759	$8,970
Add:
Depreciation and amortization expense	4,597	4,101	8,569	8,083
Minority interest in partnership:
Continuing operations	590	1,032	1,573	3,614
Discontinued operations	(2)	74	61	149
Less:
Discontinued operations, gain on sale of property	(2,164)	—	(2,164)	—
Gain on sale of real estate	—	(195)	—	(5,212)

Funds from operations — diluted	7,343	7,646	14,798	15,604
Less:
Preferred share dividends	—	(838)	(828)	(1,666)

Funds from operations — basic	$7,343	$6,808	$13,970	$13,938

Weighted average equivalent shares outstanding: (1)
Basic	13,373	10,047	11,713	10,056

Diluted	14,674	12,065	13,392	12,067

Supplemental disclosure:
Straight-line rental income	$1,090	$606	$1,447	$1,233

(1)	For basic FFO, represents the weighted average total shares outstanding, assuming the redemption of all Operating Partnership Units for Common Shares. For diluted FFO, represents the weighted average total shares outstanding, assuming the redemption of all Operating Partnership Units for Common Shares, the Series A Preferred Shares converted to Common Shares, and the common shares issuable under the treasury stock method upon exercise of stock options.

Capital Expenditures

      During the six months ended June 30, 2002, we spent approximately $1,599 on revenue generating capital expenditures including tenant allowances, leasing commissions paid to third-party brokers, legal costs relative to lease documents, and capitalized leasing and construction costs. These types of costs generate a return through rents from tenants over the term of their leases. Revenue enhancing capital expenditures, including expansions, renovations or repositionings, were approximately $18,135. Revenue neutral capital expenditures, such as roof and parking lot repairs which are anticipated to be recovered from tenants, amounted to approximately $80.

      In addition, during the first six months of 2002, we acquired three shopping centers at an aggregate cost of $45,500, and we assumed debt in the amount of $6,840. We also purchased an additional interest in RPT/INVEST, LLC, an unconsolidated joint venture, at a net cost of $7,887 plus the assumption of $22,000 of debt. As a result of this purchase, we became the 100% owner of two community centers owned by the joint venture.

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

      The Annual Meeting of Shareholders of the Company was held on June 6, 2002. At the Annual Meeting, Selwyn Isakow, Arthur H. Goldberg and Mark K. Rosenfeld were re-elected as trustees of the Company to serve until the 2005 Annual Meeting of Shareholders or until their successors are elected and qualified. The following votes were cast for or were withheld from voting with respect to the election of each of the following persons:

	Votes	Authority
Name	For	Withheld

Selwyn Isakow	7,565,477	54,606
Arthur H. Goldberg	7,365,066	255,017
Mark K. Rosenfeld	7,565,477	54,606

      There were no broker non-votes or abstentions in connection with the election of the trustees at the Annual Meeting.

      The following votes were cast for, against or withheld regarding the ratification of Deloitte & Touche LLP as the independent auditors for the Company for the fiscal year commencing January 1, 2002:

For	Against	Abstain

7,194,390	400,739	24,954

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

      See Exhibit Index immediately preceding the exhibits.

(b) Reports on Form 8-K

      Not applicable

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

RAMCO-GERSHENSON PROPERTIES TRUST

Date: August 2, 2002	By:	/s/ DENNIS E. GERSHENSON Dennis E. Gershenson President and Trustee (Chief Executive Officer)

Date: August 2, 2002	By:	/s/ RICHARD J. SMITH Richard J. Smith Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.43	Mortgage and Security Agreement, dated April 17, 2002 in the principal amount of $13,000,000 between Ramco-Gershenson Properties, L.P. and Nationwide Life Insurance Company.
10.44	Assumption and Modification Agreement of a secured note dated May 16, 2002 between Phoenix Life Insurance Company, Horizon Village Associates and Ramco-Gershenson Properties, L.P. in the amount of $6,840,672.
10.45	Mortgage dated June XX, 2002 between Ramco and Key Bank relating to a $10,273,000 loan.
10.46	Promissory Note dated June XX, 2002 in the principal amount of $10,272,000 made by Ramco in favor of Key Bank.
10.47	Purchase and Sale Agreement, dated May 21, 2002 between Ramco-Gershenson Properties, L.P. and Shop Invest, LLC.
99.1	Certification pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.