Form 10-Q
period 2002-09-30
RAMCO GERSHENSON PROPERTIES TRUST
filed 2002-11-13
CIK 842183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended September 30, 2002

or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Number of common shares of beneficial interest ($.01 par value) of the Registrant outstanding as of September 30, 2002: 12,259,841

INDEX

		Page No.

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets — September 30, 2002 (unaudited) and December 31, 2001	3
	Consolidated Statements of Income (unaudited) — Three Months and Nine Months Ended September 30, 2002 and 2001	4
	Consolidated Statements of Comprehensive Income (unaudited) — Three Months and Nine Months Ended September 30, 2002 and 2001	5
	Consolidated Statement of Shareholders’ Equity (unaudited) — Nine Months Ended September 30, 2002	6
	Consolidated Statements of Cash Flows (unaudited) — Nine Months Ended September 30, 2002 and 2001	7
	Notes to Consolidated Financial Statements (unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 4.	Control and Procedures	20
PART II. OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	21

PART I — FINANCIAL INFORMATION

Item 1.     Financial Statements

RAMCO-GERSHENSON PROPERTIES TRUST

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	September 30,	December 31,
	2002	2001

	(Unaudited)
Assets
Investment in real estate — net	$582,579	$496,269
Cash and cash equivalents	7,200	5,542
Accounts receivable — net	20,278	17,627
Equity investments in and advances to unconsolidated entities	17,782	12,658
Other assets — net	24,804	20,633

Total Assets	$652,643	$552,729

Liabilities and Shareholders’ Equity
Mortgages and notes payable	$399,360	$347,275
Distributions payable	6,383	5,062
Accounts payable and accrued expenses	18,999	18,830

Total Liabilities	424,742	371,167
Minority Interest	47,500	48,157
Commitments and Contingencies	—	—
Shareholders’ Equity
Preferred Shares, par value $.01, 10,000 shares authorized; 0 and 1,400 Series A convertible shares issued and outstanding, respectively	—	33,829
Common Shares of Beneficial Interest, par value $.01, 30,000 shares authorized; 12,260 and 7,128 issued and outstanding, respectively	122	71
Additional paid-in capital	233,516	150,186
Accumulated other comprehensive loss	(3,446)	(3,179)
Cumulative distributions in excess of net income	(49,791)	(47,502)

Total Shareholders’ Equity	180,401	133,405

Total Liabilities and Shareholders’ Equity	$652,643	$552,729

See notes to consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

Revenues
Minimum rents	$15,718	$14,499	$44,608	$44,280
Percentage rents	280	132	996	1,226
Recoveries from tenants	6,132	5,870	17,842	16,899
Fees and management income	240	838	1,120	1,934
Interest and other income	674	944	1,647	2,229

Total revenues	23,044	22,283	66,213	66,568

Expenses
Real estate taxes	2,952	2,486	8,252	6,764
Recoverable operating expenses	3,656	3,712	10,282	10,904
Depreciation and amortization	4,475	3,987	12,824	11,951
Other operating	447	351	1,141	1,102
General and administrative	1,786	2,022	5,945	6,268
Interest expense	6,668	6,503	19,034	19,896

Total expenses	19,984	19,061	57,478	56,885

Operating income	3,060	3,222	8,735	9,683
Earnings from unconsolidated entities	190	203	536	617

Income from continuing operations before gain on sale of real estate and minority interest	3,250	3,425	9,271	10,300
Gain on sale of real estate	—	117	—	5,466
Minority interest	629	1,050	2,202	4,664

Income from continuing operations	2,621	2,492	7,069	11,102
Discontinued operations, net of minority interest:
Gain on sale of property	—	—	2,164	—
Income from operations	—	182	147	542

Net income	2,621	2,674	9,380	11,644
Preferred dividends	—	847	828	2,513
Gain on redemption of preferred shares	—	—	2,425	—

Net income available to common shareholders	$2,621	$1,827	$10,977	$9,131

Basic earnings per share:
Income from continuing operations	$0.21	$0.23	$0.87	$1.21
Income from discontinued operations	—	0.03	0.23	0.07

Net income	$0.21	$0.26	$1.10	$1.28

Diluted earnings per share:
Income from continuing operations	$0.21	$0.23	$0.86	$1.21
Income from discontinued operations	—	0.03	0.21	0.07

Net income	$0.21	$0.26	$1.07	$1.28

Weighted average shares outstanding, continuing operations:
Basic	12,251	7,105	9,944	7,109

Diluted	12,369	7,158	11,099	7,127

Weighted average shares outstanding:
Basic	12,251	7,105	9,944	7,109

Diluted	12,369	7,158	14,039	7,127

See notes to consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net income	$2,621	$2,674	$9,380	$11,644
Cumulative effect of change in accounting principle	—	—	—	(348)
Unrealized losses on interest rate swaps	(282)	(2,319)	(267)	(3,066)

Comprehensive income	$2,339	$355	$9,113	$8,230

See notes to consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

				Accumulated
			Additional	Other	Cumulative	Total
	Preferred	Common	Paid-In	Comprehensive	Earnings/	Shareholders’
	Stock	Stock	Capital	Loss	Distribution	Equity

Balance, January 1, 2002	$33,829	$71	$150,186	$(3,179)	$(47,502)	$133,405
Cash distributions declared					(13,266)	(13,266)
Preferred shares dividends declared					(828)	(828)
Conversion of Operating Partnership Units to common shares			113			113
Conversion of preferred shares to common shares	(4,833)	3	4,830			—
Redemption of preferred shares	(28,996)				2,425	(26,571)
Stock issuance		48	77,650			77,698
Purchase and retirement of common shares			(42)			(42)
Stock options exercised			779			779
Unrealized losses on interest rate swaps				(267)		(267)
Net income					9,380	9,380

Balance, September 30, 2002	$—	$122	$233,516	$(3,446)	$(49,791)	$180,401

See notes to consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine Months
	Ended September 30,

	2002	2001

Cash Flows from Operating Activities:
Net income	$9,380	$11,644
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	12,909	12,123
Amortization of deferred financing costs	759	578
Gain on sale of discontinued operations	(2,164)	—
Gain on sale of real estate	—	(5,466)
Earnings from unconsolidated entities	(536)	(617)
Minority interest, continuing operations	2,202	4,664
Minority interest, discontinued operations	61	225
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(2,678)	(104)
Other assets	(6,298)	(3,007)
Accounts payable and accrued expenses	(745)	(3,408)

Cash Flows Provided By Operating Activities	12,890	16,632

Cash Flows from Investing Activities:
Capital expenditures	(72,077)	(13,626)
Acquisition of additional interest in joint venture properties	(7,887)	—
(Increase) decrease in advances and notes receivables from unconsolidated entities	(6,786)	137
Proceeds from sale of discontinued operations	10,272	—
Proceeds from sales of real estate	—	28,961
Distributions received from unconsolidated entities	644	557
Investment in unconsolidated entities	—	(756)

Cash Flow (Used In) Provided By Investing Activities	(75,834)	15,273

Cash Flows from Financing Activities:
Cash distributions to shareholders	(11,098)	(8,963)
Cash distributions to operating partnership unit holders	(3,705)	(3,710)
Cash dividends paid on preferred shares	(1,675)	(2,511)
Redemption of preferred shares	(26,571)	—
Repayment of Credit Facility	(12,600)	(11,900)
Repayment of unsecured term loan	(7,625)	(2,000)
Payment of construction loan	—	(13,575)
Principal repayments on mortgages payable	(3,502)	(3,004)
Payment of deferred financing costs	(869)	(196)
Purchase and retirement of common shares	(42)	(633)
Net proceeds from issuance of common shares	77,698	—
Proceeds from mortgage	42,412	10,340
Borrowings on Credit Facility	6,400	5,420
Borrowings on unsecured term loan	5,000	—
Proceeds from exercise of stock options	779	112

Cash Flows Provided By (Used In) Financing Activities	64,602	(30,620)

Net Increase in Cash and Cash Equivalents	1,658	1,285
Cash and Cash Equivalents, Beginning of Period	5,542	2,939

Cash and Cash Equivalents, End of Period	$7,200	$4,224

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest during the period	$18,018	$18,752

Supplemental Disclosures of Noncash Items:
Consolidation of Ramco-Gershenson, Inc., net of cash	$—	$4,081
Decrease in fair value of interest rate swaps	(267)	(3,414)
Assumed debt of acquired properties	28,840	—

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

      Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). This statement requires that we account for shopping centers that have been disposed of, or that have been classified as property held for sale, as discontinued operations for all years presented in the Consolidated Statements of Income. On April 11, 2002, we sold Hickory Corners shopping center for cash of approximately $10,272, and the sale resulted in a gain of approximately $2,164, net of minority interest. Hickory Corners’ results of operations and the gain on sale have been included in income from discontinued operations in the Consolidated Statements of Income for the three months and nine months ended September 30, 2002 and 2001.

3.	Accounts Receivable — Net

      Accounts receivable include $12,094 and $10,560 of unbilled straight-line rent receivables at September 30, 2002 and December 31, 2001, respectively. Straight line rent receivable at September 30, 2002 includes approximately $3,199 due from Kmart Corporation which filed for bankruptcy protection in January 2002.

4.	Investment in Real Estate

      Investment in real estate consists of the following:

	September 30, 2002	December 31, 2001

	(Unaudited)
Land	$85,754	$77,546
Buildings and improvements	545,276	471,317
Construction in progress	24,264	8,486

	655,294	557,349
Less: accumulated depreciation	(72,715)	(61,080)

Investment in real estate — net	$582,579	$496,269

5.     Acquisition of Joint Venture Properties

      In May 2002 we acquired an additional 75% ownership interest in RPT/INVEST, LLC, which owns two community centers: Chester Springs and Rivertowne Square. As a result of this purchase, we became the 100% owner of the two centers. The transaction resulted in a net payment to our joint venture partner of approximately $7,887 in cash and we assumed $22,000 of debt. The acquisition of the additional interest was accounted for using the purchase method of accounting and the results of operations have been included in the consolidated financial statements since the date of acquisition. The excess of the fair value over the net book basis of the interest in Chester Springs and Rivertowne Square has been allocated to land and buildings. The preliminary purchase price allocation is subject to adjustments until finalized which is expected by December 31, 2002.

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

Acquisition			Purchase	Debt
Date	Property Name	Property Location	Price	Assumed

May 2002	Horizon Village	Suwanee, GA	$11,300	$6,840
June 2002	The Crossroads at Royal Palm	Royal Palm Beach, FL	18,500	—
June 2002	Coral Creek Shops	Coconut Creek, FL	15,700	—

7.     Other Assets

      Other assets consist of the following:

	September 30, 2002	December 31, 2001

	(Unaudited)
Leasing costs	$16,485	$14,908
Prepaid expenses and other	11,606	6,765
Deferred financing costs	7,075	5,872

	35,166	27,545
Less: accumulated amortization	(13,082)	(10,485)

	22,084	17,060
Proposed development and acquisition costs	2,720	3,573

Other assets — net	$24,804	$20,633

      In July 2002, we purchased an existing mortgage note receivable, which bears interest at 16.75% (18.75% during any period of default), for approximately $2,400. The note is due December 1, 2002. At the time we acquired the note, the unpaid principal and interest amounted to approximately $4,600. The note is secured by a mortgage on the property located adjacent to our Naples Towne Center in Naples, Florida. The property was previously leased to Kmart Corporation, but the lease was rejected by Kmart in January 2002. Certain defaults have occurred with respect to this note, including the failure of the borrower to make monthly payments of principal and interest. In August 2002, we entered into a long term lease for this vacant retail building and adjoining occupied retail space and we have an option to purchase the leased property during the period January 1, 2003 through June 30, 2003. It is our intention to exercise the purchase option, and therefore, the mortgage note receivable has been accounted for as a deposit and has been included in Other Assets in the Consolidated Balance Sheet as of September 30, 2002.

8.     Mortgages and Notes Payable

      Mortgages and notes payable consist of the following:

	September 30, 2002	December 31, 2001

	(Unaudited)
Fixed rate mortgages with interest rates ranging from 6.50% to 8.81%, due at various dates through 2012.	$234,450	$195,290
Floating rate mortgage at 75% of the rate of long-term Capital A rated utility bonds, due January 1, 2010, plus supplemental interest to equal LIBOR plus 200 basis points, if applicable. The effective rate at September 30, 2002, was 5.18% and at December 31, 2001, was 6.41%	6,310	6,560
Floating rate mortgage, with an interest rate at prime or LIBOR plus 200 basis points, due September 2005. The effective rate at September 30, 2002, was 3.82% and at December 31, 2001, was 4.75%	21,000	21,000
Floating rate mortgage, with an interest rate at LIBOR plus 175 basis points, due August 2003, with one year extension available The effective rate at September 30, 2002, was 3.56%	16,000	—
Floating rate mortgage, with an interest rate at LIBOR plus 175 basis points, due August 2003, with one year extension available. The effective rate at September 30, 2002 was 3.56%	6,000	—
Unsecured term loan, with an interest rate at LIBOR plus 400 basis points, due September 2003. The effective rate at September 30, 2002, was 5.83% and at December 31, 2001, was 6.03%	19,500	22,125
Credit Facility, with an interest rate at LIBOR plus 200 basis points, due September 2003, maximum available borrowings of $110,000. The effective rate at September 30, 2002, was 6.82% and at December 31, 2001, was 6.64%	96,100	102,300

	$399,360	$347,275

      The mortgage notes and construction loans are secured by mortgages on properties that have a net book value of $418,332 as of September 30, 2002. The Credit Facility is secured by mortgages on various properties that have a net book value of $163,340 as of September 30, 2002.

      The $110,000 Credit Facility bears interest between 162.5 and 225 basis points over LIBOR depending on certain debt ratios (using 200 basis points over LIBOR at September 30, 2002, the effective interest rate was 6.8%, including interest rate swap agreements) and is secured by mortgages on various properties.

      At September 30, 2002, outstanding letters of credit issued under the Credit Facility, not reflected in the accompanying consolidated balance sheet, total approximately $818.

      The Credit Facility and the unsecured term loan contain financial covenants relating to loan to asset value, minimum operating coverage ratios, and a minimum equity value. As of September 30, 2002, we were in compliance with the covenant terms.

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

      The following table presents scheduled principal payments on mortgages and notes payable as of September 30, 2002:

Year Ended December 31,

2002 (October 1 – December 31)	$2,434
2003	148,491
2004	17,776
2005	14,853
2006	109,514
Thereafter	106,292

Total	$399,360

9.     Leases

      Approximate future minimum rentals under noncancelable operating leases in effect at September 30, 2002, assuming neither new or renegotiated leases nor option extensions on lease agreements, are as follows:

Year Ended December 31,

2002 (October 1 – December 31)	$14,951
2003	58,140
2004	52,936
2005	46,549
2006	41,454
Thereafter	287,728

Total	$501,758

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

      Based on the Second Report, we could be liable for up to $57,200 in combined taxes, penalties and interest through September 30, 2002. However, the Second Report acknowledges (as does the First Report as noted above) that we can avoid disqualification as a REIT for certain of our examined tax years if we distribute a deficiency dividend to our shareholders. The distribution of a deficiency dividend would be deductible by us, thereby reducing our liability for federal income tax. Based on the Second Report, the proposed adjustments to our “REIT taxable income” would require us to pay a deficiency dividend to our current shareholders resulting in combined taxes, penalties, interest and deficiency dividends of approximately $59,500 as of September 30, 2002.

      If, notwithstanding the above-described opinions of legal counsel, the IRS successfully challenges our status as a REIT for any taxable year, we will be able to re-elect REIT status commencing with the fifth succeeding taxable year (or possibly an earlier taxable year if we meet certain relief provisions under the Internal Revenue Code).

      In the notes to the consolidated financial statements made part of Atlantic’s most recent report on Form 10-Q filed with the Securities and Exchange Commission for its quarterly period ended September 30, 2002, Atlantic has disclosed its liability for the tax deficiencies (and interest and penalties on the tax deficiencies) proposed to be assessed against us by the IRS for the taxable years ended December 31, 1991, through 1995, as reflected in each of the First Report and Second Report. We believe, but can provide no assurance, that Atlantic currently has sufficient assets to pay such tax deficiencies, interest and penalties. According to the report on Form 10-Q filed by Atlantic for its quarter ended September 30, 2002, Atlantic had net assets on September 30, 2002, of approximately $62,300 (as determined pursuant to the liquidation basis of accounting). If the amount of tax, interest and penalties assessed against us ultimately exceeds the amounts proposed in each of the First Report and Second Report, however, because interest continues to accrue on the proposed tax deficiencies, or if additional tax deficiencies are proposed or for any other reason, then Atlantic may not have sufficient assets to reimburse us for all amounts we must pay to the IRS, and we would be required to pay the difference out of our own funds. Accordingly, the ultimate resolution of any controversy over tax liabilities covered by the above-described tax agreement may have a material adverse effect on our financial position, results of operations or cash flows, including if we are required to distribute deficiency dividends to our shareholders and/or pay additional taxes, interest and penalties to the IRS in amounts that exceed the value of Atlantic’s net assets. Moreover, the IRS may assess us with taxes that Atlantic is not required under the above-described tax agreement to pay, such as taxes arising from the recently-commenced examination of us for the taxable years ended December 31, 1996, and 1997, and of our subsidiary partnership for the taxable years ended December 31, 1997, and 1998. There can be no assurance, therefore, that the IRS will not assess us with substantial taxes, interest and penalties which Atlantic cannot, is not required to, or otherwise does not pay.

      In connection with the development and expansion of various shopping centers as of September 30, 2002, we have entered into agreements for the construction of shopping centers of approximately $1,175.

12.	Potential Sale of a Center

      On September 25, 2002, we entered into an agreement to sell one of our centers for approximately $3,350. The sale is subject to the purchaser successfully completing its due diligence and financing during the fourth quarter of 2002. If the property is sold, operating results of this center will be included in income from discontinued operations in the Statement of Income for all periods presented.

13.	Subsequent Events

      On November 12, 2002, we issued 1,000,000 shares of 9.5% Series B Cumulative Redeemable Preferred Shares in a public offering. The net proceeds are estimated to be approximately $24,000, based on an offering price of $25.00 per share. The net proceeds from this offering will be used to initially pay down outstanding balances under our credit facility, which will then be borrowed against to acquire our joint venture partner’s interest in Crossroads Centre in Toledo, Ohio and East Towne Plaza shopping center in Madison, Wisconsin. A portion of the proceeds will also be used to purchase the fee interest for the vacant Kmart acquisition adjacent to our Naples Towne Centre (see Note 7). Additional proceeds will be used to fund our ongoing shopping center redevelopment program, which in 2002 involves 6 centers.

      In connection with the offering, we granted the underwriters an option, exercisable no later than December 12, 2002, to purchase up to 150,000 additional shares of Series B Cumulative Redeemable Preferred Shares at $25.00 per share, less underwriting discounts and commissions.

      In November 2002, we entered into a $28,500 fixed rate mortgage loan with Travelers Insurance Company, secured by two properties. This mortgage note payable bears interest at 7.05% and is due October 1, 2009. This new loan replaces two existing fixed rate mortgage loans payable to the same lender with an outstanding balance of approximately $11,082 at September 30, 2002. These two loans were originally due in April 2006, with an interest rate of 8.2%.

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

     Capital Resources and Liquidity

      Cash flows from operating activities, as reported in the Consolidated Statement of Cash Flows, decreased from $16,632 for the nine months ended September 30, 2001 to $12,890 for the nine months ended September 30, 2002. Cash flows from investing activities used $75,834 for the nine months ended September 30, 2002 and provided $15,273 of cash flows for the nine months ended September 30, 2001. Financing activities provided $64,602 of cash flows, an increase of $95,222 over the nine months ended September 30, 2001.

      Investing activities included the acquisition of three shopping centers at an aggregate cost of $45,500. We also purchased an additional interest in RPT/ INVEST, LLC, a previously unconsolidated entity, at a net cost of $7,887 plus the assumption of $22,000 of debt, and we also invested in the redevelopment of four shopping centers and improvements to existing properties amounting to approximately $26,577. The purchase of two notes relating to the Rossford Development joint venture used $6,773 during the nine months ended September 30, 2002.

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

      Repayment under our Credit Facility used $6,200, net of borrowings of $6,400. During the nine months ended September 30, 2002, we repaid $3,502 of mortgage obligations, repaid $2,625 of our unsecured term loan, net of borrowings of $5,000, and paid $16,478 in cash distributions to common shareholders, holders of operating partnership units and preferred shareholders. Proceeds from new mortgages provided $42,412 during the nine months ended September 30, 2002.

      Our mortgage and notes payable amounted to $399,360 at September 30, 2002, with a weighted average interest rate of 6.9%. The debt consists of eighteen loans secured by various properties, one unsecured term loan and the Credit Facility, as described below. Fourteen of the mortgage loans, amounting to $234,450, have maturities ranging from 2003 to 2012, monthly payments that include regularly scheduled amortization, and fixed interest rates ranging between 6.5% to 8.8%. Three of the mortgage loans, amounting to $43,000, have maturities ranging from 2003 to 2005 and monthly payments that include variable interest rates ranging between 3.6% to 3.8% at September 30, 2002. One of the mortgage loans, evidenced by tax free bonds, amounting to $6,310 and secured by Oak Brook Square Shopping Center, matures in 2010 and carries a floating interest rate equal to 75% of the new issue long term Capital A rated utility bonds, plus interest to the lender sufficient to cause the lender’s overall yield on its investment in the bonds to be equal to 200 basis points over their applicable LIBOR rate, if applicable (5.2% at September 30, 2002).

      The Credit Facility bears interest between 162.5 and 225 basis points over LIBOR depending on certain debt ratios (and had an effective interest rate of 6.8% at September 30, 2002, including interest rate swap agreements) and matures in September 2003. The Credit Facility is secured by mortgages on various properties and contains financial covenants relating to liabilities-to-assets ratios, minimum operating coverage ratios and a minimum equity value. As of September 30, 2002, we were in compliance with the covenant terms.

      Under terms of the Credit Facility, we are required to maintain interest rate swap agreements to reduce the impact of changes in interest rate on our floating rate debt. We had interest rate swap agreements with an aggregate notional amount of $75,000 at September 30, 2002. Based on rates in effect at September 30, 2002, the agreements provide for fixed rates ranging from 7.0% to 8.3% and expire at various dates through March 2004. We are exposed to credit loss in the event of non-performance by the counter party to the interest rate swap agreements; however we do not anticipate non-performance by the counter party.

      After taking into account the impact of converting our variable rate debt into fixed rate debt by use of the interest rate swap agreements, at September 30, 2002, our variable rate debt accounted for approximately $89,910 of outstanding debt with a weighted average interest rate of 4.4%. Variable rate debt accounted for approximately 22.5% of our total debt and 12.9% of our total capitalization.

      Our debt to total market capitalization (our debt plus the market value of our equity) ratio decreased from 64.3% at December 31, 2001 to 57.2% at September 30, 2002.

      The properties in which Ramco-Gershenson Properties, L.P. (the “Operating Partnership”), owns an interest and which are accounted for on the equity method of accounting are subject to non-recourse mortgage indebtedness. At September 30, 2002, our pro rata share of non-recourse mortgage debt on the unconsolidated properties (accounted for on the equity method) was $25,902, with a weighted average interest rate of 5.9%.

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

      With respect to the Crossroads Centre shopping center, which is owned by a joint venture in which we have a 10% interest, we have entered into a master lease with the joint venture under which we are obligated to provide net operating income sufficient to provide a 1.2 to 1.0 debt service coverage ratio. In October 2002, we gave notice that we will exercise our option to purchase the Crossroads Centre shopping center from the joint venture partner for approximately $1,300 during the fourth quarter of 2002.

      Our capital structure at September 30, 2002, includes property specific mortgages, an unsecured term loan, the Credit Facility, our Common Shares and the minority interest in the Operating Partnership. At September 30, 2002, the minority interest in the Operating Partnership represented a 19.3% ownership in the Operating Partnership which may, under certain conditions, be exchanged for an aggregate of 2,938,062 Common Shares.

      As of September 30, 2002, Operating Partnership Units (“OP Units”) were exchangeable for Common Shares of the Company on a one-for-one basis. We, as sole general partner of the Operating Partnership, have the option, but not the obligation, to settle exchanged OP Units in cash based on the current trading price of our Common Shares. Assuming the exchange of all limited partnership interests in the Operating Partnership, there would have been 15,197,903 of our common shares outstanding at September 30, 2002, with a market value of approximately $298,791 (based on the closing price of $19.66 per share on September 30, 2002).

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

      We anticipate that the combination of the availability under the Credit Facility, proceeds from the Series B Preferred Shares public offering on November 12, 2002, possible equity offerings, the sale of existing properties, and potential new debt will satisfy our expected working capital requirements through at least the next 12 months. We anticipate adequate liquidity for the foreseeable future to fund future developments, expansions, repositionings, and to continue currently planned capital programs, and to make distributions to our shareholders in accordance with the Code’s requirements applicable to REITs. Although we believe that the combination of factors discussed above will provide sufficient liquidity, no such assurance can be given.

Comparison of Nine Months Ended September 30, 2002 to Nine Months Ended September 30, 2001

      Total revenues for the nine months ended September 30, 2002 were $66,213, a $355 decrease over the comparable period in 2001. Acquisitions of five shopping centers during the second quarter of 2002 resulted in an increase of $2,812 in minimum rents. Minimum rents attributable to change in the core portfolio increased $516 when compared to the nine months ended September 30, 2001. The sale of White Lake MarketPlace and Athens Town Center during the first quarter of 2001 and the sale of Hickory Corners in the second quarter of 2002 resulted in a reduction of $920 in minimum rents. Redevelopment projects, including the conversion of our Tel-Twelve shopping center from an enclosed regional mall to an open-air center, reduced minimum rents during the redevelopment period by approximately $2,100 when compared to the nine months ended September 2001.

      For the nine months ended September 30, 2002, percentage rents decreased $230 to $996, as compared to $1,226 for the nine months ended September 30, 2001. The decrease is the result of tenant changes associated with redevelopment projects and lower retail sales.

      Recoveries from tenants increased $943 or 5.6%, to $17,842 as compared to $16,899 for the same nine months in 2001. The increase is primarily due to a higher level of recoverable operating expenses and real estate taxes associated with the Auburn Mile development and the acquisition of five properties during the nine months ended September 30, 2002. The overall recovery ratio was 96.3% for the nine months ended September 30, 2002, compared to 95.6% for the nine months ended September 30, 2001.

      Fees and management income decreased $814 to $1,120 as compared to $1,934 for the nine months ended September 30, 2001. The decrease is primarily attributable to a decrease in development and leasing fees when compared to the nine months ended September 30, 2001. Interest and other income decreased $582 to $1,647 for the nine months ended September 30, 2002, and the decrease was primarily attributable to a decrease in lease termination fees and temporary tenant income when compared to the same period in 2001.

      Total expenses for the nine months ended September 30, 2002 increased $593, or 1.0%, to $57,478 as compared to $56,885 for the nine months ended September 30, 2001. The increase was due to an $873 increase in depreciation and amortization, an $866 increase in total recoverable expenses, including recoverable operating expenses and real estate taxes, and a $39 increase in other operating expenses, offset by a $323 decrease in general and administrative expenses and an $862 decrease in interest expense.

      Depreciation and amortization expense increased $873, or 7.3%, to $12,824 as compared to $11,951 for the nine months ended September 30, 2001. Acquisitions during the second quarter 2002 contributed $779 to the increase and completed redevelopment projects accounted for the balance of the increase.

      Total recoverable expenses, including recoverable operating expenses and real estate taxes, increased by $866, to $18,534 as compared to $17,668 for the nine months ended September 30, 2001. Real estate taxes increased $1,488 for the nine months ended September 30, 2002 when compared to the same period in 2001. The increase in real estate taxes was primarily due to the completion of the development of the Auburn Mile shopping center in 2001, resulting in higher assessed valuation, and the acquisitions made during the second quarter 2002.

      General and administrative expenses decreased $323, or 5.2%, to $5,945 as compared to $6,268 for the nine months ended September 30, 2001 and is primarily due to a decrease in professional and other fees and a reduction in salaries, bonuses and other fringe benefits.

      Interest expense decreased $862, from $19,896 to $19,034 during the nine months ended September 30, 2002. The 4.3% decrease is the result of lower interest rates, offset by an increase of $1,551 in interest expense due to borrowings from new mortgages secured by seven properties. Capitalized interest increased $967 and related to redevelopment projects.

      We sold White Lake MarketPlace, Athens Town Center and two parcels of land during the nine months ended September 30, 2001 for cash of $29,161, resulting in a gain on sale of real estate of approximately $5,466. The proceeds from the sales of the properties were used to reduce debt.

      The decrease in minority interest is the result of lower income from continuing operations before minority interest for the nine months ended September 30, 2002, when compared to the nine months ended September 30, 2001. In addition, minority interest represents a 23.5% share of income before minority interest of the operating partnership for the nine months ended September 30, 2002, a decrease from a 29.3% share for the nine months ended September 30, 2001. This decrease in the share of the operating partnership income is the result of the issuance of an additional 4,830,000 common shares during the second quarter of 2002.

      Income from discontinued operations, which consists of operating income for the Hickory Corners shopping center, decreased $395 or 72.9% when compared to the nine months ended September 30, 2001. This center was sold on April 10, 2002, and therefore, only three months of operating revenue was included in 2002, compared to nine months of operating revenue included in the nine months ended September 30, 2001. The sale of Hickory Corners resulted in a gain on sale of property of approximately $2,164, net of minority interest.

Comparison of Three Months Ended September 30, 2002 to Three Months Ended September 30, 2001

      Total revenues for the three months ended September 30, 2002 were $23,044, a $761 increase over the comparable period in 2001. Minimum rents increased 8.4%, or $1,219, to $15,718 for the quarter, as compared to $14,499 for the same period in 2001. Acquisitions during the second quarter of 2002 resulted in an increase of $2,010 in minimum rents, offset by a reduction of $791 related to our redevelopment properties.

      For the three months ended September 30, 2002, percentage rents increased $148 to $280, as compared to $132 for the three months ended September 30, 2001. The increase is primarily the result of the acquisitions made during the second quarter 2002.

      Recoveries from tenants increased $262, or 4.5%, to $6,132 as compared to $5,870 for the same three months in 2001. The increase is primarily due to a higher level of recoverable operating expenses and real estate taxes associated with the Auburn Mile development and the acquisition of five properties during 2002.

      Fees and management income decreased $598 to $240 for the three months ended September 30, 2002 and was attributable to a decrease in leasing, development and acquisition fees when compared to the same quarter of 2001.

      For the three months ended September 30, 2002, interest and other income decreased $270 to $674, as compared to $944 for the three months ended September 30, 2001. The 28.6% decrease was primarily due to a reduction in temporary tenant income and termination fees.

      Total expenses for the three months ended September 30, 2002 increased $923, or 4.8%, to $19,984 as compared to $19,061 for the three months ended September 30, 2001. The increase was due to a $410 increase in total recoverable expenses, including recoverable operating expenses and real estate taxes, a $488 increase in depreciation and amortization expense, a $96 increase in other operating expenses, and a $165 increase in interest expense, offset by a $236 decrease in general and administrative expenses.

      Total recoverable expenses, including recoverable operating expenses and real estate taxes, increased by $410, to $6,608 as compared to $6,198 for the three months ended September 30, 2001. Real estate taxes increased $466 for the three months ended September 30, 2002 when compared to the same period in 2001. The increase in real estate taxes was primarily due to the completion of the development of the Auburn Mile shopping center in 2001, resulting in higher assessed valuation, and acquisitions made during the second quarter 2002.

      General and administrative expenses decreased $236 to $1,786, as compared to $2,022 for the three months ended September 30, 2001. This decrease is principally attributable to a $172 decrease in salaries, bonuses and other fringe benefits for the three months ended September 30, 2002.

      Interest expense increased $165, from $6,503 to $6,668 during the third quarter of 2002. The 2.5% increase is the result of higher balances on our secured credit facility and new mortgages relating to acquisitions and refinancing,

      The decrease in minority interest is the result of lower income from continuing operations before minority interest for the three months ended September 30, 2002, when compared to the three months ended September 30, 2001. In addition, minority interest represented a 19.3% share of income before minority interest of the operating partnership for the three months ended September 30, 2002, a decrease from a 29.3% share for the three months ended September 30, 2001. This decrease in the share of the operating partnership income is the result of the issuance of 4,830,000 common shares during the second quarter of 2002.

      Income from discontinued operations, which consists of operating income for the Hickory Corners shopping center, decreased $182 when compared to the three months ended September 30, 2001. This center was sold on April 10, 2002, and therefore, no operating income was included in the three months ended September 30, 2002.

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

Sensitivity Analysis

      We are exposed to interest rate risk on our variable rate debt obligations. Based on our debt and interest rates and the interest rate swap agreements in effect at September 30, 2002, a 100 basis point change in interest rates would affect our earnings and cash flows by approximately $899.

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

      The following table illustrates the calculation of FFO for the three months and nine months ended September 30, 2002 and 2001:

	Three Months
	Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net Income	$2,621	$2,674	$9,380	$11,644
Add:
Depreciation and amortization expense	4,526	4,066	13,095	12,149
Minority interest in partnership:
Continuing operations	629	1,050	2,202	4,664
Discontinued operations	—	76	61	225
Less:
Discontinued operations, gain on sale of property, net of minority interest	—	—	(2,164)	—
Loss (Gain) on sale of real estate	—	3	—	(5,209)

Funds from operations — diluted	7,776	7,869	22,574	23,473
Less:
Preferred share dividends	—	(847)	(828)	(2,513)

Funds from operations — basic	$7,776	$7,022	$21,746	$20,960

Weighted average equivalent shares outstanding: (1)
Basic	15,189	10,050	12,884	10,054

Diluted	15,307	12,103	14,039	12,072

Supplemental disclosure:
Straight-line rental income	$704	$445	$2,151	$1,678

(1)	For basic FFO, represents the weighted average total shares outstanding, assuming the redemption of all Operating Partnership Units for Common Shares. For diluted FFO, represents the weighted average total shares outstanding, assuming the redemption of all Operating Partnership Units for Common Shares, the Series A Preferred Shares converted to Common Shares, and the common shares issuable under the treasury stock method upon exercise of stock options.

Capital Expenditures

      During the nine months ended September 30, 2002, we spent approximately $2,661 on revenue generating capital expenditures including tenant allowances, leasing commissions paid to third-party brokers, legal costs relative to lease documents, and capitalized leasing and construction costs. These types of costs generate a return through rents from tenants over the term of their leases. Revenue enhancing capital expenditures, including expansions, renovations or repositionings, were approximately $25,372. Revenue neutral capital expenditures, such as roof and parking lot repairs which are anticipated to be recovered from tenants, amounted to approximately $80.

      In addition, during the first nine months of 2002, we acquired three shopping centers at an aggregate cost of $45,500, and we assumed debt in the amount of $6,840. We also purchased an additional interest in RPT/ INVEST, LLC, an unconsolidated joint venture, at a net cost of $7,887 plus the assumption of $22,000 of debt. As a result of this purchase, we became the 100% owner of two community centers owned by the joint venture.

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

Item 4.     Controls and Procedures

      Within the 90 days prior to the filing of this quarterly report, our chief executive officer (“CEO”) and chief financial officer (“CFO”) performed an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are operating in an effective manner. There have been no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the most recent evaluation by our CEO and CFO.

PART II — OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

(a) Exhibits

      See Exhibit Index immediately preceding the exhibits.

(b) Reports on Form 8-K

      A Current Report on Form 8-K was filed on September 9, 2002, reporting under Item 5, Other Events, an updated Independent Auditor’s Report with respect to the consolidated financial statements as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders’ equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 2001.

      A Current Report on Form 8-K was filed on November 1, 2002, reporting under Item 5, Other Events, a schedule of its computation of ratio of earnings to fixed charges and preferred dividends.

      A Current Report on Form 8-K was filed on November 5, 2002, reporting under Item 5, Other Events, revised financial statements as of December 31, 2001 and 2000 and management’s discussion and analysis of results of operation and financial condition as a result of reporting the sale of Hickory Corners shopping center as discontinued operations.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized as of November 13, 2002.

RAMCO-GERSHENSON PROPERTIES TRUST

By:	/s/ RICHARD J. SMITH Richard J. Smith Chief Financial Officer (Principal Accounting Officer)

CERTIFICATIONS

I, Dennis E. Gershenson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Ramco-Gershenson Properties Trust;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of trustees (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in the quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluations, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	By:	/s/ DENNIS E. GERSHENSON Dennis E. Gershenson President and Chief Executive Officer

CERTIFICATIONS

I, Richard J. Smith, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Ramco-Gershenson Properties Trust;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of trustees (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in the quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluations, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	By:	/s/ RICHARD J. SMITH Richard J. Smith Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

99.1	Certificate of the Chief Executive Officer of the Registrant Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
99.2	Certificate of the Chief Financial Officer of the Registrant Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.