Form 10-K
period 2002-12-31
RAMCO GERSHENSON PROPERTIES TRUST
filed 2003-03-24
CIK 842183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 1-10093

RAMCO-GERSHENSON PROPERTIES TRUST

(Exact name of Registrant as Specified in its Charter)

Maryland (State or Other Jurisdiction of Incorporation or Organization)	13-6908486 (I.R.S. Employer Identification No.)

27600 Northwestern Highway Southfield, Michigan (Address of Principal Executive Offices)	48034 (zip code)

Registrant’s telephone number, including area code: 248-350-9900

Securities Registered Pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	On Which Registered

Common Shares of Beneficial Interest, $0.01 Par Value Per Share	New York Stock Exchange
Series B Cumulative Preferred Shares $0.01 Par Value Per Share	New York Stock Exchange

Securities Registered Pursuant to Section 12 (g) of the Act:

None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒  No ☐

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recent completed second fiscal quarter was $246,661,000.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

12,290,166 common shares outstanding as of March 19, 2003.

DOCUMENT INCORPORATED BY REFERENCE

      Portions of the 2002 Ramco-Gershenson Properties Trust Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the annual meeting of shareholders to be held on June 12, 2003 are incorporated by reference into Part III.

Website access to Company’s Reports

      Ramco-Gershenson Properties Trust website address is www.ramco-gershenson.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are available free of charge through our website as soon as reasonably possible after they are electronically filed with, or furnished to, the Securities and Exchange Commission.

PART I
PART II
RESPONSIBILITY FOR CONSOLIDATED FINANCIAL STATEMENTS
PART III
PART IV
SIGNATURES
CERTIFICATIONS
INDEPENDENT AUDITORS’ REPORT
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
Mortgage Assignment of Leases & Rent
Fixed Rate Note Dated July 12, 2002
4th Amended and Restated Master Revolving Credit
4th Amended and Restated Note, December 30, 2002
2nd Amended and Restated Unsecured Term Loan Agrmt
Form of Amended & Restated Note
Computation of Ratio of Earnings
Subsidiaries
Consent of Deloitte & Touche LLp
906 Certification of Dennis E. Gershenson, CEO
906 Certification of Richard J. Smith, CFO

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

      We conduct substantially all of our business, and hold substantially all of our interests in our properties, through our operating partnership, Ramco-Gershenson Properties, L.P., either directly or indirectly through partnerships or limited liability companies which hold fee title to the properties. We have the exclusive power to manage and conduct the business of our operating partnership. As of December 31, 2002, our company owned approximately 80.7% of the interests in our operating partnership.

      Operations of the Company. We are engaged in the business of owning, developing, acquiring, managing and leasing community shopping centers in the midwestern, southeastern and mid-Atlantic regions of the United States. As of December 31, 2002, we had a portfolio of 59 shopping centers, with more than 11,400,00 square feet of gross leasable area (“GLA”), located in 12 states.

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

      Super regional centers, also known as super regional malls are built around three or more full line department stores of generally not less than 75,000 square feet. Their typical size ranges from 500,000 square feet to more than 1,500,000 square feet. These centers offer an extensive variety of general merchandise, apparel, furniture and home furnishings.

Properties

      As of December 31, 2002, we owned and operated a portfolio of 59 shopping centers totaling approximately 11.5 million square feet of gross leaseable area located in 12 states. Our properties consist of 58 community shopping centers, nine of which are power centers and three of which are single tenant facilities. We also own one enclosed regional mall.

      We are predominantly a community shopping center company with a focus on acquiring, developing and managing centers primarily anchored by grocery stores and nationally recognized discount department stores. It is our belief that centers with a grocery and/or discount component attract consumers seeking value-priced products. Since these products are required to satisfy everyday needs, customers usually visit the centers on a weekly basis. Our shopping centers are focused in metropolitan trade areas in the midwestern and the southeastern regions of the United States. We also own and operate three centers in the mid-Atlantic region of the United States. Our anchor tenants include Wal-Mart, Target, Kmart, Kohl’s, Home Depot and Lowe’s Home Improvement. Approximately 55% of our community shopping centers have grocery anchors, including Publix, A&P, Kroger, Super Value, Shop Rite, Kash ‘n Karry, Winn Dixie, Giant Eagle and Meijer.

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

      Our business objective and operating strategy is to increase funds from operations and cash available for distribution per share. We expect to achieve internal growth and to enhance the value of our properties by increasing their rental income over time through (i) contractual rent increases, (ii) the leasing and re-leasing of available space at higher rental levels, and (iii) the selective renovation of the properties. We intend to achieve external growth through the selective development of new shopping center properties, the acquisition of shopping center properties directly or through one or more joint venture entities, and the expansion and redevelopment of existing properties. Since December 31, 1998, we have engaged in the sale of mature properties, which have less potential for growth, and the redeployment of the proceeds of those sales to fund acquisition, development and redevelopment activities, to repay variable rate debt and to repurchase outstanding shares. Since December 31, 1998 we have sold a total of seven shopping centers and six parcels of land for an aggregate amount of $79,172,000.

      As of December 31, 2002, we employed 85 corporate employees, including six executives and two executive support personnel, 25 employees in asset management, ten employees in development and construction, two employees in acquisitions, 17 employees in financial and treasury services, 13 employees in lease administration, six employees in human resources and office services and four employees in information services. In addition, at December 31, 2002, we employed 38 on-site shopping center maintenance personnel. We believe that our relations with our employees are good. None of our employees is unionized.

      As part of our ongoing business strategy, we continue to expand and redevelop existing properties in our shopping center portfolio, depending on tenant demands and market conditions. We plan to take advantage of attractive purchase opportunities by acquiring additional shopping center properties in underserved, attractive and/or expanding markets. We also seek to acquire strategically located, quality shopping centers that (i) have leases at rental rates below market rates, (ii) have potential for rental and/or occupancy increases or (iii) offer cash flow growth or capital appreciation potential where we have financial strength, relationships with retail companies or expansion or redevelopment capabilities which can enhance value, and provide anticipated total returns that will increase our cash available for distribution per share. During 2002, we acquired three properties at an aggregate cost of $45,500,000. During 2002, we also acquired our joint venture partners’ equity interest in four properties. We believe we have an aggressive approach to repositioning, renovating and expanding our shopping centers. Our management team assesses our centers annually to identify redevelopment opportunities and proactively engage in value-enhancing activities. These efforts have resulted in the improvement of property values and increased operating income. They also keep our centers attractive, well tenanted and properly maintained. In addition, we will continue our strategy to sell non-core assets when properties are not viable redevelopment candidates.

Equity Transaction

      In April and May 2002, we issued 4.8 million common shares of beneficial interest in a public offering, resulting in approximately $77.7 million in net proceeds. In addition, in November 2002, we issued 1.0 million shares of Series B Preferred Shares in a public offering yielding approximately $23.8 million of net proceeds. Dividends on Series B Preferred Shares are paid quarterly in an amount per share equal to $2.375 per year (equivalent to 9.5% per annum of the $25.00 liquidation preference).

Developments and Expansions

      In 2002 we substantially completed the conversion of our Tel-Twelve shopping center from an enclosed regional mall to an open-air center for a total cost of approximately $19,500,000. In connection with the redevelopment we demolished approximately 20% of the gross leasable area (133,000 square feet) of the shopping center. An expanded 25,000 square foot DSW Shoe Warehouse and two 13,000 square foot multi-tenant retail outlot buildings were completed and opened during 2002. Lowe’s Home Improvement opened a 165,000 square foot building in February 2003.

      During 2002, we also completed two redevelopment projects at a total cost of approximately $12.1 million at two of our shopping centers (Sunshine Plaza and Lantana Plaza). We are currently redeveloping The Shoppes of Lakeland for an estimated net cost of approximately $7.3 million.

Competition

      We face competition from similar retail centers within the trade centers in which our centers operate to renew leases or re-let spaces as leases expire. Some of these competing properties may be newer, better located, better capitalized or better tenanted than our properties. In addition, any new competitive properties that are developed within the trade areas in which we operate may result in increased competition for customer traffic and creditworthy tenants. We may not be able to renew leases or obtain new tenants to whom space may be re-let as leases expire, and the terms of renewals or new leases (including the cost of required renovations or concessions to tenants) may be less favorable to us than current lease terms. Increased competition for tenants may require us to make capital improvements to properties which we would not have otherwise planned to make. In addition, we face competition from alternate forms of retailing, including home shopping networks, mail order catalogues and on-line based shopping services, which may limit the number of retail tenants that desire to seek space in shopping center properties generally. If we are unable to re-let substantial amounts of vacant space promptly, if the rental rates upon a renewal or new lease are significantly lower than expected, or if reserves for costs of re-letting prove inadequate, then our earnings and cash flow will decrease.

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

      During the third quarter of 1994, we held more than 25% of the value of our total assets in short-term Treasury Bill reverse repurchase agreements, which could be viewed as non-qualifying assets for purposes of applying the 75% asset test described in the immediately preceding paragraph. We requested that the Internal Revenue Service, also known as the IRS, enter into a closing agreement with us that our ownership of the short-term Treasury Bill reverse repurchase agreements will not adversely affect our status as a REIT. The IRS deferred any action relating to this issue pending the further examination of our taxable years ended December 31, 1991 through 1994. As discussed below, the field examination has since been completed and the IRS has proposed to disqualify us as a REIT for our taxable year ended December 31, 1994, based on our ownership of the short-term Treasury Bill reverse repurchase agreements. Our former tax counsel, Battle Fowler LLP, had rendered an opinion on March 6, 1996, that our investment in the short-term Treasury Bill reverse repurchase agreements would not adversely affect our REIT status. This opinion, however, is not binding upon the IRS or any court.

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

      In addition to examining our taxable years ended December 31, 1991 through 1994, the IRS examined our taxable year ended December 31, 1995. The IRS revenue agent issued an examination report on March 1, 1999 (which is hereinafter referred to as the “First Report”). As previously noted, the First Report proposes to disqualify us as a REIT for our taxable year ended December 31, 1994, based on our ownership of the short-term Treasury Bill reverse repurchase agreements. In addition, the First Report proposes to adjust our “REIT taxable income” for our taxable years ended December 31, 1991, 1992, 1993, and 1995. In this regard, we and Atlantic received an opinion from special tax counsel, Wolf, Block, Schorr and Solis-Cohen, on March 25, 1996, that, to the extent there is a deficiency in our “REIT taxable income” for our taxable years ended December 31, 1991 through 1994, and provided we timely make a deficiency dividend, our status as a REIT for those taxable years would not be affected. The First Report acknowledges that we may avoid disqualification for failure to meet the distribution requirement with respect to a year for which our income is increased by payment of a deficiency dividend. However, the First Report notes that the payment of a deficiency dividend cannot cure our disqualification as a REIT for the taxable year ended December 31, 1994, based on our ownership of the short-term Treasury Bill reverse repurchase agreements.

      We believe that most of the positions set forth in the First Report are unsupported by the facts and applicable law. Accordingly, on April 30, 1999, we filed a protest with the Appeals Office of the IRS to contest most of the positions set forth in the First Report. The Appeals Officer returned the case file to the revenue agent for further development. On October 29, 2001, the revenue agent issued a new examination report (which is hereinafter referred to as the “Second Report”) that arrived at very much the same conclusions as the First Report. We filed a protest of the Second Report with the IRS, and we had several meetings with the appellate conferee, subsequent to filing the protest. If a satisfactory result cannot be obtained through the administrative appeals process, judicial review of the determination is available to us. In addition, the IRS is currently conducting an examination of us for the taxable years ended December 31, 1996 and 1997, and of our operating partnership for the taxable years ended December 31, 1997, 1998 and 1999.

      If, notwithstanding the above-described opinions of legal counsel, the IRS successfully challenges our status as a REIT for any taxable year, we will be able to re-elect REIT status commencing with the fifth succeeding taxable year (or possibly an earlier taxable year if we meet certain relief provisions under the Internal Revenue Code).

      In the notes to the consolidated financial statements made part of Atlantic’s most recent quarterly report on Form 10-Q filed with the Securities and Exchange Commission for the quarter ended September 30, 2002, Atlantic has disclosed its liability for the tax deficiencies (and interest and penalties, tax deficiencies) proposed to be assessed against us by the IRS for the taxable years ended December 31, 1991 through 1995, as reflected in each of the First Report and Second Report. We believe, but can provide no assurance, that Atlantic currently has sufficient assets to pay such tax deficiencies, interest and penalties. According to the quarterly report on Form 10-Q filed by Atlantic for its quarter ended September 30, 2002, Atlantic had net assets on September 30, 2002 of approximately $62.3 million (as determined pursuant to the liquidation basis of accounting). If the amount of tax, interest and penalties assessed against us ultimately exceeds the amounts proposed in each of the First Report and the Second Report, however, because interest continues to accrue on the proposed tax deficiencies, if additional tax deficiencies are proposed or for any other reason, then Atlantic may not have sufficient assets to reimburse us for all amounts we must pay to the IRS, and we would be required to pay the difference out of our own funds. Accordingly, the ultimate resolution of any controversy over tax liabilities covered by the above-described tax agreement may have a material adverse effect on our financial position, results of operations or cash flows, including if we are required to distribute deficiency dividends to our shareholders and/or pay additional taxes, interest and penalties to the IRS in amounts that exceed the value of Atlantic’s net assets. Moreover, the IRS may assess us with taxes that Atlantic is not required under the above-described tax agreement to pay, such as taxes arising from the recently-commenced examination of us for the taxable years ended December 31, 1996 and 1997, and of our operating partnership for the taxable years ended December 31, 1997, 1998 and 1999. There can be no assurance, therefore, that the IRS will not assess us with substantial taxes, interest and penalties which Atlantic cannot, is not required to, or otherwise does not pay.

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

Item 2. Properties

      Our properties are located in twelve states primarily throughout the midwestern, southeastern and mid-Atlantic regions of the United States as follows:

		Annualized Base
	Number of	Rental At	Company
State	Properties	December 31, 2002(1)	Owned GLA

Michigan	22	$29,765,210	4,120,474
Florida	12	11,779,318	1,521,991
Tennessee	6	3,719,496	793,315
Georgia	5	4,331,616	644,931
Ohio	4	6,318,339	813,414
North Carolina	2	2,018,157	367,108
South Carolina	2	2,030,513	363,428
New Jersey	1	2,818,408	224,138
Wisconsin	2	3,597,881	538,413
Virginia	1	2,485,408	240,042
Alabama	1	747,451	126,701
Maryland	1	1,340,521	251,547

Total	59	$70,952,318	10,005,502

      The above table includes four properties owned by joint ventures in which we have an equity investment.

      Our properties, by type of center, consist of the following:

		Annualized Base
	Number of	Rental At	Company
Type of Tenant	Properties	December 31, 2002(1)	Owned GLA

Community centers	58	$67,675,744	9,629,364
Enclosed regional mall	1	3,276,574	376,138

Total	59	$70,952,318	10,005,502

(1)	“Annualized Base Rental Revenue” is equal to December 2002 base rental revenues multiplied by 12.

      Additional information regarding the Properties is included in the Property Schedule on the following pages.

PROPERTY SUMMARY

AS OF 12/31/02

		Year Constructed/
		Acquired/Year of		Number
		Latest Renovation		of
Property	Location	or Expansion(3)		Units

Alabama
Cox Creek Plaza	Florence, AL	1984/1997/2000		16

Total/ Weighted Average				16

Florida
Coral Creek Shops	Coconut Creek, FL	1992/2002/ NA		34
Crestview Corners	Crestview, FL	1986/1997/1993		14
Lantana Shopping Center	Lantana, FL	1959/1996/2002		22
Naples Towne Centre	Naples, FL	1982/1996/ NA		15
Pelican Plaza	Sarasota, FL	1983/1997/ NA		32
Rivertowne Square	Deerfield Beach, FL	1980/2002/ NA		22
Shenandoah Square(7)	Davie, FL	1989/2001/ NA		47
Shoppes of Lakeland	Lakeland, FL	1985/1996/ NA		5
Southbay Fashion Center	Osprey, FL	1978/1998/ NA		19
Sunshine Plaza	Tamarac, FL	1972/1996/2001		27
The Crossroads	Royal Palm Beach, FL	1988/2002/ NA		35
Village Lakes Shopping Center	Land O’ Lakes, FL	1987/1997/ NA		23

Total/ Weighted Average				295

Georgia
Conyers Crossing	Conyers, GA	1978/1998/1989		15
Holcomb Center	Alpharetta, GA	1986/1996/ NA		23
Horizon Village	Suwanee, GA	1996/2002/ NA		22
Indian Hills	Calhoun, GA	1988/1997/ NA		17
Mays Crossing	Stockbridge, GA	1984/1997/1986		19

Total/ Weighted Average				96

Maryland
Crofton Plaza	Crofton, MD	1974/1996/ NA		19

Total/ Weighted Average				19

Michigan
Auburn Mile	Auburn Hills, MI	2000/1999/ NA		8
Clinton Valley Mall	Sterling Heights, MI	1977/1996/2002		10
Clinton Valley Shopping Center	Sterling Heights, MI	1985/1996/ NA		10
Eastridge Commons	Flint, MI	1990/1996/2001	(10)	16
Edgewood Towne Center	Lansing, MI	1990/1996/2001	(10)	16
Ferndale Plaza	Ferndale, MI	1984/1996/ NA		6
Fraser Shopping Center	Fraser, MI	1977/1996/ NA		8
Jackson Crossing	Jackson, MI	1967/1996/2002		63
Jackson West	Jackson, MI	1996/1996/1999		5
Kentwood Towne Centre(2)	Kentwood, MI	1988/1996/ NA		18
Lake Orion Plaza	Lake Orion, MI	1977/1996/ NA		7
Madison Center	Madison Heights, MI	1965/1997/2000		14
New Towne Plaza	Canton, MI	1975/1996/1998		18
Oak Brook Square	Flint, MI	1982/1996/ NA		22
Roseville Towne Center	Roseville, MI	1963/1996/2001		24

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Total Shopping Center GLA

		Company
	Anchor	Owned	Total	Non-
	Owned	Anchor	Anchor	Anchor
Property	Space	Space	GLA	GLA	Total

Alabama
Cox Creek Plaza		92,901	92,901	33,800	126,701

Total/ Weighted Average	—	92,901	92,901	33,800	126,701

Florida
Coral Creek Shops		42,112	42,112	67,200	109,312
Crestview Corners		79,603	79,603	32,015	111,618

Lantana Shopping Center		61,166	61,166	61,347	122,513
Naples Towne Centre	32,680	102,027	134,707	32,680	167,387

Pelican Plaza		35,768	35,768	70,105	105,873

Rivertowne Square		70,948	70,948	65,699	136,647

Shenandoah Square(7)		42,112	42,112	81,500	123,612
Shoppes of Lakeland		23,001	23,001	5,646	28,647
Southbay Fashion Center		31,700	31,700	64,990	96,690
Sunshine Plaza		175,834	175,834	69,970	245,804

The Crossroads		42,112	42,112	77,980	120,092
Village Lakes Shopping Center		125,141	125,141	61,335	186,476

Total/ Weighted Average	32,680	831,524	864,204	690,467	1,554,671

Georgia
Conyers Crossing		138,915	138,915	31,560	170,475

Holcomb Center		39,668	39,668	67,385	107,053
Horizon Village		47,955	47,955	49,046	97,001
Indian Hills		97,930	97,930	35,200	133,130

Mays Crossing		100,232	100,232	37,040	137,272

Total/ Weighted Average	—	424,700	424,700	220,231	644,931

Maryland
Crofton Plaza		176,376	176,376	75,171	251,547

Total/ Weighted Average	—	176,376	176,376	75,171	251,547

Michigan
Auburn Mile	45,520	552,437	597,957	14,381	612,338

Clinton Valley Mall		55,175	55,175	93,902	149,077

Clinton Valley Shopping Center		50,000	50,000	44,360	94,360
Eastridge Commons	117,777	124,203	241,980	45,637	287,617

Edgewood Towne Center	209,272	23,524	232,796	62,233	295,029

Ferndale Plaza		—	—	30,916	30,916
Fraser Shopping Center		52,784	52,784	23,915	76,699

Jackson Crossing	254,242	191,923	446,165	184,215	630,380

Jackson West		194,484	194,484	15,837	210,321

Kentwood Towne Centre(2)	101,909	122,390	224,299	61,265	285,564

Lake Orion Plaza		114,574	114,574	7,558	122,132

Madison Center		167,830	167,830	59,258	227,088

New Towne Plaza		91,122	91,122	80,668	171,790

Oak Brook Square		57,160	57,160	83,057	140,217

Roseville Towne Center		211,447	211,447	84,821	296,268

[Additional columns below]

[Continued from above table, first column(s) repeated]

				Annualized Base
				Rent

	Company Owned GLA				Per
					Square
Property	Total	Leased	Occupancy	Total	Foot	Anchors(9)

Alabama
Cox Creek Plaza	126,701	113,801	89.8%	$747,451	$6.57	Goody’s, Toy’s R Us, Old Navy

Total/ Weighted Average	126,701	113,801	89.8%	$747,451	$6.57

Florida
Coral Creek Shops	109,312	109,312	100.0%	$1,471,166	$13.46	Publix
Crestview Corners	111,618	110,418	98.9%	555,776	5.03	Fleming Foods(8), Wal-Mart(4)
Lantana Shopping Center	122,513	120,713	98.5%	1,164,200	9.64	Publix
Naples Towne Centre	134,707	44,152	32.8%	241,999	5.48	Florida Food & Drug(1), Save- A-Lot
Pelican Plaza	105,873	81,001	76.5%	895,112	11.05	Linens ’n Things
Rivertowne Square	136,647	131,800	96.5%	1,145,277	8.69	Winn-Dixie, Office Depot
Shenandoah Square(7)	123,612	114,912	93.0%	1,564,052	13.61	Publix
Shoppes of Lakeland	28,647	28,647	100.0%	269,943	9.42	Michael’s
Southbay Fashion Center	96,690	42,094	43.5%	340,742	8.09
Sunshine Plaza	245,804	228,933	93.1%	1,580,267	6.90	Publix, Old Time Pottery, Price Cutters
The Crossroads	120,092	118,792	98.9%	1,526,236	12.85	Publix
Village Lakes Shopping Center	186,476	185,076	99.2%	1,024,546	5.54	Kash ’N Karry Food Store, Wal-Mart

Total/ Weighted Average	1,521,991	1,315,850	86.5%	$11,779,316	$8.95

Georgia
Conyers Crossing	170,475	170,475	100.0%	$897,332	$5.26	Burlington Coat Factory, Hobby Lobby
Holcomb Center	107,053	105,023	98.1%	982,514	9.36	A&P(5)
Horizon Village	97,001	97,001	100.0%	1,138,039	11.73	Publix
Indian Hills	133,130	129,530	97.3%	670,045	5.17	Ingles Market, Wal-Mart(4)
Mays Crossing	137,272	113,323	82.6%	643,687	5.68	Ingles Market(8), Big Lots

Total/ Weighted Average	644,931	615,352	95.4%	$4,331,617	$7.04

Maryland
Crofton Plaza	251,547	214,624	85.3%	$1,340,521	$6.25	Super Valu, Kmart

Total/ Weighted Average	251,547	214,624	85.3%	$1,340,521	$6.25

Michigan
Auburn Mile	566,818	566,818	100.0%	$2,590,750	$4.57	Best Buy(1), Target, Meijer, Costco, Joann etc, Staples
Clinton Valley Mall	149,077	115,671	77.6%	1,507,860	13.04	Office Depot, DSW Shoe Warehouse
Clinton Valley Shopping Center	94,360	36,244	38.4%	377,967	10.43
Eastridge Commons	169,840	166,725	98.2%	1,657,671	9.94	Farmer Jack (A&P), Staples, Target(1), TJ Maxx
Edgewood Towne Center	85,757	80,757	94.2%	787,638	9.75	OfficeMax, Sam’s Club(1), Target(1)
Ferndale Plaza	30,916	30,916	100.0%	372,787	12.06
Fraser Shopping Center	76,699	71,735	93.5%	420,937	5.87	Oakridge Market, Rite- Aid
Jackson Crossing	376,138	370,812	98.6%	3,276,574	8.84	Kohl’s Department Store, Sears(1), Target(1), Toys ’R’ Us, Best Buy, Bed, Bath & Beyond, Jackson 10
Jackson West	210,321	210,321	100.0%	1,570,831	7.47	Circuit City, Lowe’s, Michael’s, OfficeMax
Kentwood Towne Centre(2)	183,655	180,055	98.0%	1,445,531	8.03	Burlington Coat, Hobby Lobby, OfficeMax, Target(1)
Lake Orion Plaza	122,132	122,132	100.0%	503,629	4.12	Farmer Jack (A&P), Kmart
Madison Center	227,088	224,588	98.9%	1,360,454	6.06	Dunham’s, Kmart
New Towne Plaza	171,790	171,790	100.0%	1,415,167	8.24	Kohl’s Department Store
Oak Brook Square	140,217	119,707	85.4%	1,055,498	8.82	Kids ’R’ Us, TJ Maxx
Roseville Towne Center	296,268	245,512	82.9%	1,253,709	5.11	Marshall’s, Wal-Mart

		Year Constructed/
		Acquired/Year of	Number
		Latest Renovation	of
Property	Location	or Expansion(3)	Units

Southfield Plaza	Southfield, MI	1969/1996/1999	14
Southfield Plaza Expansion(2)	Southfield, MI	1987/1996/ NA	11
Taylor Plaza	Taylor, MI	1970/1996/ NA	1
Tel-Twelve	Southfield, MI	1968/1996/2002	16
West Acres Commons(7)	Flint, MI	1998/2001/ NA	14
West Oaks I	Novi, MI	1979/1996/1998	7
West Oaks II	Novi, MI	1986/1996/2000	31

Total/ Weighted Average			339

New Jersey
Chester Springs	Chester, NJ	1970/2002/1999	41

Total/ Weighted Average			41

North Carolina
Holly Springs Plaza	Franklin, NC	1988/1997/1992	16
Ridgeview Crossing	Elkin, NC	1989/1997/1995	20

Total/ Weighted Average			36

Ohio
Crossroads Centre	Rossford, OH	2001/2002/ NA	16
OfficeMax Center	Toledo, OH	1994/1996/ NA	1
Spring Meadows Place	Holland, OH	1987/1996/1997	35
Troy Towne Center	Troy, OH	1990/1996/2002	18

Total/ Weighted Average			70

South Carolina
Edgewood Square	North Augusta, SC	1989/1997/1997	15
Taylors Square	Greenville, SC	1989/1997/1995	2

Total/ Weighted Average			17

Tennessee
Cumberland Gallery	New Tazewell, TN	1988/1997/ NA	16
Highland Square	Crossville, TN	1988/1997/ NA	16
Northwest Crossing	Knoxville, TN	1989/1997/1995	16
Northwest Crossing II	Knoxville, TN	1999/1999/ NA	1
Stonegate Plaza	Kingsport, TN	1984/1997/1993	7
Tellico Plaza	Lenoir City, TN	1989/1997/ NA	12

Total/ Weighted Average			68

Virginia
Aquia Towne Center	Stafford, VA	1989/1998/ NA	41

Total/ Weighted Average			41

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Total Shopping Center GLA

		Company
	Anchor	Owned	Total	Non-
	Owned	Anchor	Anchor	Anchor
Property	Space	Space	GLA	GLA	Total

Southfield Plaza		128,358	128,358	37,660	166,018

Southfield Plaza Expansion(2)		—	—	19,410	19,410
Taylor Plaza		122,374	122,374	—	122,374
Tel-Twelve		367,246	367,246	35,440	402,686

West Acres Commons(7)		59,889	59,889	35,200	95,089

West Oaks I		226,839	226,839	19,028	245,867

West Oaks II	221,140	90,753	311,893	77,201	389,094

Total/ Weighted Average	949,860	3,004,512	3,954,372	1,115,962	5,070,334

New Jersey
Chester Springs		81,760	81,760	142,378	224,138

Total/ Weighted Average	—	81,760	81,760	142,378	224,138

North Carolina
Holly Springs Plaza		124,484	124,484	31,100	155,584

Ridgeview Crossing		168,659	168,659	42,865	211,524

Total/ Weighted Average	—	293,143	293,143	73,965	367,108

Ohio
Crossroads Centre		381,291	381,291	69,214	450,505

OfficeMax Center		22,930	22,930	—	22,930
Spring Meadows Place	275,372	54,071	329,443	135,645	465,088

Troy Towne Center	90,921	107,584	198,505	42,679	241,184

Total/ Weighted Average	366,293	565,876	932,169	247,538	1,179,707

South Carolina
Edgewood Square		207,829	207,829	20,375	228,204

Taylors Square		133,624	133,624	1,600	135,224

Total/ Weighted Average	—	341,453	341,453	21,975	363,428

Tennessee
Cumberland Gallery		73,304	73,304	24,851	98,155

Highland Square		131,126	131,126	37,620	168,746

Northwest Crossing		217,443	217,443	32,789	250,232
Northwest Crossing II		23,500	23,500	—	23,500
Stonegate Plaza		127,042	127,042	11,448	138,490

Tellico Plaza		94,805	94,805	19,387	114,192

Total/ Weighted Average	—	667,220	667,220	126,095	793,315

Virginia
Aquia Towne Center		117,195	117,195	122,847	240,042

Total/ Weighted Average	—	117,195	117,195	122,847	240,042

[Additional columns below]

[Continued from above table, first column(s) repeated]

				Annualized Base
				Rent

	Company Owned GLA				Per
					Square
Property	Total	Leased	Occupancy	Total	Foot	Anchors(9)

Southfield Plaza	166,018	153,458	92.4%	1,137,795	7.41	Burlington Coat Factory, Marshall’s, F & M Drugs
Southfield Plaza Expansion(2)	19,410	17,610	90.7%	237,007	13.46	No Anchor
Taylor Plaza	122,374	0	0.0%	—	—
Tel-Twelve	402,686	316,184	78.5%	3,775,939	11.94	Circuit City, Kmart, Media Play, Office Depot, DSW Shoe Warehouse
West Acres Commons(7)	95,089	91,889	96.6%	1,146,213	12.47	Farmer Jack (A&P)
West Oaks I	245,867	245,867	100.0%	1,346,745	5.48	Circuit City, Kmart(5), OfficeMax, Service Merchandise(8), DSW Shoe Warehouse
West Oaks II	167,954	166,154	98.9%	2,524,510	15.19	Value City Furniture(6), Bed Bath & Beyond(6), Marshall’s, Toys ’R’ Us(1), Kids ’R’ Us(1), Kohl’s Department Store(1), Joann etc.

Total/ Weighted Average	4,120,474	3,704,945	89.9%	$29,765,212	$8.03

New Jersey
Chester Springs	224,138	224,138	100.0%	$2,818,408	$12.57	Shop-Rite Supermarket, Staples

Total/ Weighted Average	224,138	224,138	100.0%	$2,818,408	$12.57

North Carolina
Holly Springs Plaza	155,584	155,584	100.0%	$852,255	$5.48	Ingles Market, Wal-Mart
Ridgeview Crossing	211,524	209,724	99.1%	1,165,901	5.56	Belk Department Store, Ingles Market, Wal- Mart

Total/ Weighted Average	367,108	365,308	99.5%	$2,018,156	$5.52

Ohio
Crossroads Centre	450,505	450,505	100.0%	$3,284,210	$7.29	Home Depot, Target, Giant Eagle, Michael’s Linens ’n Things
OfficeMax Center	22,930	22,930	100.0%	254,523	11.10	OfficeMax
Spring Meadows Place	189,716	151,332	79.8%	1,764,533	11.66	Dick’s Sporting Goods(6), Media Play(6), Kroger(1), Target(1), TJ Maxx, OfficeMax
Troy Towne Center	150,263	150,263	100.0%	1,015,073	6.76	Sears Hardware, Wal- Mart(1), Kohl’s

Total/ Weighted Average	813,414	775,030	95.3%	$6,318,339	$8.15

South Carolina
Edgewood Square	228,204	220,829	96.8%	$1,303,313	$5.90	Bi-Lo Grocery, Goody’s Family Clothing, Wal- Mart
Taylors Square	135,224	135,224	100.0%	727,200	5.38	Wal-Mart

Total/ Weighted Average	363,428	356,053	98.0%	$2,030,513	$5.70

Tennessee
Cumberland Gallery	98,155	94,555	96.3%	$449,962	$4.76	Ingles Market, Wal-Mart
Highland Square	168,746	163,046	96.6%	835,280	5.12	Kroger, Wal- Mart(4)
Northwest Crossing	250,232	172,232	68.8%	1,135,401	6.59	Wal-Mart
Northwest Crossing II	23,500	23,500	100.0%	28,776	1.22	OfficeMax
Stonegate Plaza	138,490	135,042	97.5%	673,784	4.99	Food Lion Grocery, Wal- Mart(5)
Tellico Plaza	114,192	111,247	97.4%	596,293	5.36	Bi-Lo Grocery, Wal-Mart(4)

Total/ Weighted Average	793,315	699,622	88.2%	$3,719,496	$5.32

Virginia
Aquia Towne Center	240,042	227,917	94.9%	$2,485,408	$10.90	Super Valu, Big Lots, Northrop Grumman

Total/ Weighted Average	240,042	227,917	94.9%	$2,485,408	$10.90

		Year Constructed/
		Acquired/Year of	Number
		Latest Renovation	of
Property	Location	or Expansion(3)	Units

Wisconsin
East Town Plaza	Madison, WI	1992/2002/2000	17
West Allis Towne Centre	West Allis, WI	1987/1996/ NA	29

Total/ Weighted Average			46

PORTFOLIO TOTAL/ WEIGHTED AVERAGE			1084

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Total Shopping Center GLA

		Company
	Anchor	Owned	Total	Non-
	Owned	Anchor	Anchor	Anchor
Property	Space	Space	GLA	GLA	Total

Wisconsin
East Town Plaza	132,995	144,685	277,680	64,274	341,954
West Allis Towne Centre		216,474	216,474	112,980	329,454

Total/ Weighted Average	132,995	361,159	494,154	177,254	671,408

PORTFOLIO TOTAL/ WEIGHTED AVERAGE	1,481,828	6,957,819	8,439,647	3,047,683	11,487,330

[Additional columns below]

[Continued from above table, first column(s) repeated]

				Annualized Base
				Rent

	Company Owned GLA				Per
					Square
Property	Total	Leased	Occupancy	Total	Foot	Anchors(9)

Wisconsin
East Town Plaza	208,959	200,759	96.1%	$1,762,997	$8.78	Burlington, Marshalls, JoAnn, Borders, Toys ’R’ Us(1), Shopco(1)
West Allis Towne Centre	329,454	245,454	74.5%	1,834,884	7.48	Kmart, Kohl’s Supermarket (A&P)(5)

Total/ Weighted Average	538,413	446,213	82.9%	$3,597,881	$8.06

PORTFOLIO TOTAL/ WEIGHTED AVERAGE	10,005,502	9,058,853	90.5%	$70,952,318	$7.83

(1)	Anchor-owned store
(2)	50% general partner interest
(3)	Represents year constructed/acquired/year of latest renovation or expansion by either the Company or the former Ramco Group, as applicable.
(4)	Wal-Mart currently is not occupying its leased premises in this shopping center but remains obligated to pay under the terms of the respective lease agreement. The space leased by Wal-Mart has been subleased to third parties.
(5)	Tenant closed — lease obligated
(6)	Owned by others
(7)	40% joint venture interest
(8)	The tenant has vacated the space but is still obligated to pay rent. The space is currently subleased to a third party.
(9)	We define anchor tenants as single tenants which lease 19,000 square feet or more at a property.
(10)	Anchor owned expansion

Tenant Information

      The following table sets forth, as of December 31, 2002, information regarding space leased to tenants which in each case, individually account for more than 2% of total annualized base rental revenue from our properties.

			% of
	Total	Annualized	Annualized	Aggregate	% of Total
	Number of	Base Rental	Base Rental	GLA Leased	Company
Tenant	Stores	Revenue(1)	Revenue	by Tenant	Owned GLA

Wal-Mart	13	$5,289,204	7.4%	1,227,126	12.2%
Kmart	7	3,207,406	4.5%	712,032	7.1%
A&P/Farmer Jack	5	2,405,664	3.4%	252,280	2.5%
Publix	6	2,251,829	3.1%	286,877	2.9%
Circuit City	3	1,469,481	2.1%	117,325	1.2%
Jo-Ann Fabric	6	1,457,457	2.1%	153,758	1.5%
Kohls	4	1,455,855	2.1%	274,084	2.7%
TJ Maxx/Marshalls	7	1,434,792	2.0%	199,406	2.0%

(1)	“Annualized Base Rental Revenue” is equal to December 2002 base rental revenue multiplied by 12.

      Approximately 367,000 square feet of GLA at five of our shopping centers is leased to Wal-Mart, but not currently occupied by Wal-Mart, although Wal-Mart remains obligated under the respective lease agreements. The leases for the five Wal-Mart properties expire between 2006 and 2009. Wal-Mart has entered into various subleases, with sub-tenants currently occupying approximately 154,000 of the 367,000 square feet of GLA.

      Kmart Corporation filed for Chapter 11 bankruptcy protection during January 2002. Kmart is our second largest tenant (based on the percentage of our total annualized base rent) and leases seven locations with a total annualized base rent at December 31, 2002 of approximately $3.2 million. On March 8, 2002, Kmart announced its intention to close 284 stores, including three stores leased from us. On June 30, 2002, we entered into a termination agreement for one of the locations for redevelopment purposes. Designation rights for the other two locations were purchased by a third party. Of those two, one has been assumed and assigned to Burlington Coat Factory without impact to monetary lease obligations and the other will expire on its own terms in April 2003. On January 14, 2003, Kmart announced its intention to close an additional 326 stores, including one store leased from us at our Tel-Twelve shopping center. Kmart will continue to be lease obligated for this location unless Kmart rejects the lease as part of its bankruptcy proceedings. If the Tel-Twelve lease is rejected, the collectibility of the straight line rent receivable in the amount of $2.9 million is unlikely, and could result in an adverse effect on future results of operations.

      The following table sets forth the total GLA leased to anchors, retail tenants, and available space, in the aggregate, of our properties as of December 31, 2002:

	Annualized	% of Annualized	Aggregate	% of Total
	Base Rental	Base Rental	GLA Leased	Company
Type of Tenant	Revenue(1)	Revenue	by Tenant	Owned GLA

Anchor	$38,432,821	54.2%	6,370,682	63.7%
Retail (non-anchor)	32,519,497	45.8%	2,688,171	26.9%
Available	—	—	946,649	9.4%

Total	$70,952,318	100.0%	10,005,502	100.0%

(1)	“Annualized Base Rental Revenue” is equal to December 2002 base rental revenue multiplied by 12.

      The following table sets forth as of December 31, 2002, the total GLA leased to national, regional and local tenants, in the aggregate, of our properties.

	Annualized	% of Annualized	Aggregate	% of Total
	Base Rental	Base Rental	GLA Leased	Company
Type of Tenant	Revenue(1)	Revenue	by Tenant	Owned GLA

National	$46,410,394	65.4%	6,360,550	70.2%
Local	14,553,605	20.5%	1,253,175	13.8%
Regional	9,988,319	14.1%	1,445,128	16.0%

Total	$70,952,318	100.0%	9,058,853	100.0%

(1)	“Annualized Base Rental Revenue” is equal to December 2002 base rental revenue multiplied by 12.

      The following table sets forth lease expirations for the next five years at our properties assuming that no renewal options are exercised.

				% of
				Annualized		% of Total
		Average Base	Annualized	Base Rental	Leased	Company
		Rental Revenue per	Base Rental	Revenue as of	Company	Owned GLA
	No. of	sq. ft. as of	Revenue as of	12/31/02	Owned GLA	Represented
Lease	Leases	12/31/02 Under	12/31/02 Under	Represented by	Expiring	by Expiring
Expiration	Expiring	Expiring Leases	Expiring Leases(1)	Expiring Leases	(in square feet)	Leases

2003	193	$10.95	$6,375,449	9.0%	582,424	6.4%
2004	157	$8.56	$6,930,528	9.8%	810,036	8.9%
2005	160	$9.29	$7,430,495	10.5%	799,895	8.8%
2006	141	$9.57	$7,182,673	10.1%	750,367	8.3%
2007	104	$8.97	$5,104,975	7.2%	569,359	6.3%

(1)	“Annualized Base Rental Revenue” is equal to December 2002 base rental revenue multiplied by 12.

Item 3. Legal Proceedings

      There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, against or involving us or our properties.

Item 4. Submission of Matters to a Vote of Security Holders

      During the fourth quarter of 2002, no matters were submitted for a vote of our shareholders.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

      Market Information — Our Common Shares are currently listed and traded on the New York Stock Exchange (“NYSE”) under the symbol “RPT”. On March 19, 2003, the last reported sales price of the Shares on the NYSE was $21.65.

      The following table shows high and low closing prices per share for each quarter in 2001 and 2002.

	Share Price

Quarter Ended	High	Low

March 31, 2001	$15.00	$13.25
June 30, 2001	17.55	13.70
September 30, 2001	18.15	14.33
December 31, 2001	17.57	16.05
March 31, 2002	$18.30	$16.15
June 30, 2002	20.85	17.64
September 30, 2002	20.50	17.49
December 31, 2002	20.06	16.91

      Holders — The number of holders of record of the Common Shares was 2,092 as of March 19, 2003.

      Dividends — Under the Code, a REIT must meet certain requirements, including a requirement that it distribute annually to its shareholders at least 90 percent of its taxable income. Dividend distributions per common share for the years ended December 31, 2002 and 2001, are summarized as follows.

      We declared the following cash distributions per share to common shareholders for the year ended December 31, 2001:

	Dividend
Record Date	Distribution	Payment Date

March 31, 2001	$.42	April 17, 2001
June 30, 2001	$.42	July 17, 2001
September 30, 2001	$.42	October 16, 2001
December 31, 2001	$.42	January 15, 2002

      We declared the following cash distributions per share to common shareholders for the year ended December 31, 2002:

	Dividend
Record Date	Distribution	Payment Date

March 31, 2002	$.42	April 16, 2002
June 30, 2002	$.42	July 16, 2002
September 30, 2002	$.42	October 15, 2002
December 31, 2002	$.42	January 21, 2003

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

	Year Ended December 31,

	2002	2001	2000	1999	1998

Operating Data (in thousands, except per share amounts):
Total revenue	$91,223	$89,502	$87,131	$82,944	$76,755
Operating income	10,474	12,275	12,977	14,999	12,413
Gain on sale of real estate	—	5,550	3,795	974	—
Income from continuing operations	8,646	13,138	12,315	11,140	11,743
Discontinued operations, net of minority interest(1)
Gain on sale of property	2,164	—	—	—	—
Income from operations	196	725	705	699	670
Income before cumulative effect of change in accounting principle	11,006	13,863	13,020	11,839	8,658
Cumulative effect of change in accounting principle(2)	—	—	(1,264)	—	—
Net income	11,006	13,863	11,756	11,839	8,658
Preferred share dividends	1,151	3,360	3,360	3,407	1,614
Gain on redemption of preferred shares	2,425	—	—	—	—
Net income available to common Shareholders	12,280	10,503	8,396	8,432	7,044
Per Common Share Data:
Earnings per share from continuing Operations
Basic	$0.94	$1.38	$1.25	$1.17	$0.99
Diluted	0.93	1.37	1.25	1.17	0.98
Earnings per share after cumulative effect of change in accounting principle:
Basic	$1.17	$1.48	$1.17	$1.17	$0.99
Diluted	1.16	1.47	1.17	1.17	0.98
Cash dividends declared per common share	$1.68	$1.68	$1.68	$1.68	$1.68
Distributions to common shareholders	$16,249	$11,942	$12,091	$12,126	$11,970
Weighted average shares outstanding:
Basic	10,529	7,105	7,186	7,218	7,133
Diluted	10,628	7,125	7,187	7,218	7,165
Balance Sheet Data:
Cash and cash equivalents	$9,974	$5,542	$2,939	$5,744	$4,550
Accounts receivable, net	21,425	17,627	15,954	12,791	9,864
Investment in real estate (before accumulated depreciation)	707,092	557,349	557,995	542,955	535,980
Total assets	697,842	552,729	560,284	550,506	544,404
Mortgages and notes payable	423,248	347,275	354,008	337,552	328,248
Total liabilities	450,253	371,167	374,439	358,662	348,727
Minority interest	46,586	48,157	47,301	48,396	48,535
Shareholders equity	201,003	133,405	138,544	143,448	147,142

	Year Ended December 31,

	2002	2001	2000	1999	1998

Other Data:
Funds from operations — diluted(3)	$29,180	$31,607	$30,126	$28,868	$24,330
Cash provided by operating activities	18,547	24,556	17,126	23,954	16,794
Cash used in by investing activities	(80,406)	5,774	(12,779)	(10,703)	(38,280)
Cash provided by financing activities	64,300	(27,727)	(7,152)	(12,057)	21,003
Number of properties	59	57	56	54	54
Company owned GLA (in thousands)	10,006	9,789	10,043	9,213	9,029
Occupancy rate	90.5%	95.5%	93.7%	93.0%	93.1%

(1)	As described more fully in the consolidated financial statements, during 2001, we sold two shopping centers and four parcels of land. During 2002, we sold Hickory Corners shopping center and accounted for the transaction as discontinued operations, in accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, which we adopted on January 1, 2002. In accordance with this pronouncement, long-lived assets that were sold subsequent to December 31, 2001 have been classified as discontinued operations for all periods presented.

(2)	In 2000, we changed our method of accounting for percentage rental revenue in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.” See Note 15 in the accompanying financial statements.

(3)	We have adopted the most recent National Association of Real Estate Investment Trusts (“NAREIT”) definition of FFO, which was amended effective April 2002. Under the NAREIT definition, FFO represents income before minority interest, excluding extraordinary items, as defined under accounting principles generally accepted in the United States of America, gains on sales of depreciable property, plus real estate related depreciation and amortization (excluding amortization of financing costs), and after adjustments for unconsolidated partnerships and joint ventures. Our computation of FFO may, however, differ from the methodology for calculating FFO utilized by other real estate companies, and therefore, may not be comparable to these other real estate companies. FFO should not be considered an alternative to net income as an indication of our performance or to cash flows as a measure of liquidity or our ability to pay distributions.

FFO does not represent cash generated from operating activities in accordance with accounting principles generally accepted in the United States of America and should not be considered an alternative to net income as an indication of our performance or to cash flows from operating activities a measure of liquidity or our ability to pay distributions. Furthermore, while net income and cash generated from operating, investing and financing activities, determined in accordance with accounting principles generally accepted in the United States of America, consider capital expenditures which have been incurred, the calculations of FFO does not.

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

      Reserve for Bad Debts — We provide for bad debt expense based upon the reserve method of accounting. We continuously monitor the collectibility of our accounts receivable (billed, unbilled and straight-line) from specific tenants, analyze historical bad debts, customer credit worthiness, current economic trends and changes in tenant payment terms when evaluating the adequacy of the allowance for bad debts. When tenants are in bankruptcy, we make estimates of the expected recovery of pre-petition and post-petition claims. The ultimate resolution of these claims can exceed one year. Management believes the allowance is adequate to absorb currently estimated bad debts. However, if we experience bad debts in excess of the reserves we have established, our operating income would be reduced.

      Kmart Corporation filed for Chapter 11 bankruptcy protection during January 2002. Kmart is our second largest tenant (based on the percentage of our total annualized base rent) and leases seven locations with a total annualized base rent at December 31, 2002 of approximately $3.2 million. On March 8, 2002, Kmart announced its intention to close 284 stores, including three stores leased from us. On June 30, 2002, we entered into a termination agreement for one of the locations for redevelopment purposes. Designation rights for the other two locations were purchased by a third party. Of those two, one has been assumed and assigned to Burlington Coat Factory without impact to monetary lease obligations and the other will expire on its own terms in April 2003. On January 14, 2003, Kmart announced its intention to close an additional 326 stores, including one store leased from us at our Tel-Twelve shopping center. Kmart will continue to be lease obligated for this location unless Kmart rejects the lease as part of its bankruptcy proceedings. If the Tel-Twelve lease is rejected, the collectibility of the straight line rent receivable in the amount of $2.9 million is unlikely, and could result in an adverse effect on future results of operations.

      Bad debt expense amounted to $211,000, $735,000 and $330,000 for the three years ended December 31, 2002, 2001 and 2000, respectively.

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

      Straight line rental income was greater than the current amount required to be paid by our tenants by $2.8 million, $2.1 million and $3.4 million for the years ended December 31, 2002, 2001 and 2000, respectively. Accounts receivable include unbilled straight-line rent receivables of $12.8 million at December 31, 2002 and $10.6 million at December 31, 2001. Straight line rent receivable at December 31, 2002, includes approximately $3.3 million due from Kmart Corporation.

      Real Estate — We record real estate assets at the lower of cost or fair value if impaired. Costs incurred for the acquisition, development and construction of properties are capitalized. For redevelopment of an existing operating property, the undepreciated net book value plus the cost for the construction (including demolition costs) incurred in connection with the redevelopment are capitalized to the extent such costs do not exceed the estimated fair value when complete. To the extent such costs exceed the estimated fair value of such property, the excess would be charged to expense.

      We evaluate the recoverability of our investment in real estate whenever events or changes in circumstances indicate that the carrying amount of an asset may be impaired. Our assessment of recoverability of our real estate assets includes, but is not limited to recent operating results, expected net operating cash flow and our plans for future operations. For the years ended, December 31, 2002, 2001 and 2000, none of our assets was considered impaired.

      In 2002 we substantially completed the first phase redevelopment of our Tel-Twelve shopping center from an enclosed regional mall to an open-air center for a total cost of approximately $19.5 million In connection with the redevelopment, we demolished approximately 20% of the Gross Leasable Area (139,000 square feet) of the shopping center. An expanded 25,000 square foot DSW Shoe Warehouse and two 13,000 square foot multi-tenant retail outlot buildings were completed and opened during 2002. Lowe’s Home Improvement opened a 165,000 square foot building in February 2003.

      Other Assets — Other assets consist primarily of prepaid expenses, proposed development and acquisition costs, and financing and leasing costs which are amortized using the straight-line method over the terms of the respective agreements.

      Proposed development and acquisition costs amounted to $1.4 million at December 31, 2002 and $3.6 million at December 31, 2001.

      We are required to make subjective assessments as to whether there are impairments in the value of other assets. These assessments have a direct impact on our consolidated financial statements if events or changes in circumstances indicate that the carrying amount of these assets might not be recoverable.

      Off Balance Sheet Arrangements — We have five off balance sheet investments in which we have a 50.0% or less ownership interest. We provide leasing, development and property management services to the joint ventures. These investments are accounted for under the equity method. In our judgment, we do not have the level of control of these joint ventures to include the entities as consolidated subsidiaries.

Result of Operations

Comparison of Year Ended December 31, 2002 to Year Ended December 31, 2001

Revenues

      Total revenue increased 1.9% or $1.7 million to $91.2 million for the year ended December 31, 2002 as compared to $89.5 million for the year ended December 31, 2001. Of the $1.7 million increase, $1.1 million was the result of increased minimum rents.

      For purposes of comparison between the years ended December 31, 2002 and 2001, “Same Center” refers to the shopping center properties owned as of January 1, 2001. We made three acquisitions during the year ended December 31, 2002, and we acquired the joint venture partners’ interest in four shopping centers, previously reported on the equity method. These seven properties are included in “Acquisitions” in the following discussion. Dispositions include the sale of White Lake MarketPlace and Athens Town Center that occurred in 2001. The results of operations for these two properties have been included as dispositions in the following tables.

      Minimum rents increased 1.9%, or $1.1 million for the year ended December 31, 2002.

	Increase (Decrease)

	Amount
	(millions)	Percentage

Same Center	$(3.8)	(6.3)%
Acquisitions	5.2	8.7
Dispositions	(0.3)	(0.5)

	$1.1	1.9%

      The decrease in same center minimum rents is principally attributable to the redevelopment during 2002 of our Tel-Twelve shopping center from an enclosed regional mall to an open-air center and the redevelopment of the Shoppes of Lakeland. In addition, our occupancy rate for our centers decreased to 90.5% at December 31, 2002 from 95.5% at December 31, 2001. The decrease in the occupancy rate is attributable to the increase in the number of retail companies filing for bankruptcy protection during 2001 and 2002. As a result of these bankruptcies, some national retail tenants closed stores at several of our locations. We have recently gained control of a few of these locations and we are currently negotiating with potential tenants to lease the space.

      Recoveries from tenants increased 9.5%, or $2.2 million for the year ended December 31, 2002. The increase in recoveries from tenants at same centers is primarily the result of general increases in real estate tax recoveries during 2002. The overall recovery ratio was 96.1% for the year ended December 31, 2002, compared to 95.3% for the year ended December 31, 2001. The following two tables include recovery revenue and related expenses that comprise the recovery ratio.

      The net increase in recoveries from tenants is comprised of the following:

	Increase (Decrease)

	Amount
	(millions)	Percentage

Same Center	$0.4	1.9%
Acquisitions	1.9	8.3
Dispositions	(0.1)	(0.7)

	$2.2	9.5%

      Recoverable operating expenses, including real estate taxes, is a component of our recovery ratio. These expenses increased 8.6%, or $2.1 million for the year ended December 31, 2002.

	Increase (Decrease)

	Amount
	(millions)	Percentage

Same Center	$0.4	1.5%
Acquisitions	1.8	7.7
Dispositions	(0.1)	(0.6)

	$2.1	8.6%

      For the year ended December 31, 2002, percentage rents decreased $372,000 to $1.1 million, as compared to $1.4 million for the twelve months ended December 31, 2001. The decrease is the result of tenant changes associated with redevelopment projects and our efforts to convert percentage rent to higher minimum rent when renewing leases. Fees and management income decreased $958,000, or 38.6%, to $1.5 million in 2002 from $2.5 million for 2001. The decrease was primarily the result of lower development and acquisition fees in 2002 when compared to 2001.

Expenses

      Total expenses increased 4.6%, or $3.5 million, for the year ended December 31, 2002. Real estate taxes and recoverable operating expenses increased $2.1 million, depreciation and amortization increased $820,000 and general and administrative expenses increased $496,000.

      Depreciation and amortization expense increased $820,000 or 4.9% for the year ended December 31, 2002. The increase is primarily due to acquisitions made during 2002.

      General and administrative expenses were $8.8 million and represented 9.7% of total revenue for the year ended December 31, 2002, as compared to $8.3 million and 9.2% of total revenue for the same period in 2001. The increase is attributable to $1.2 million expense related to Michigan Single Business Tax for the years ended December 31, 2001, 2000 and 1999. In 1995, the State of Michigan changed the method of computing the capital acquisition deduction for multi-state taxpayers. The change in the law has been vigorously challenged in the courts by a number of taxpayers. In January 2003, we were informed that the Michigan Supreme Court elected not to review the appellate courts decision that overturned a favorable lower court ruling in favor of a taxpayer. Since we previously paid the additional tax for the above-mentioned years and filed a protective claim requesting a refund, we recorded a receivable from the State of Michigan. As a result of the Michigan Supreme Court’s decision not to hear the case, we reversed the receivable and recognized an expense in 2002.

      Interest expense increased 0.4%, or $97,000, for the year ended December 31, 2002. The summary below identifies the increase by its various components (dollars in thousands).

			Increase
	2002	2001	(Decrease)

Average loan balance	$376,049	$339,580	$36,469
Average rate	7.1%	7.7%	(0.6)%
Total interest	$26,577	$26,025	$552
Amortization of loan fees	968	554	414
Capitalized interest and other	(1,116)	(247)	(869)

	$26,429	$26,332	$97

      Income from discontinued operations, which consists of operating income for Hickory Corners shopping center, decreased $530,000, or 73.0% when compared to the year ended December 31, 2001. This center was sold on April 10, 2002, and therefore, only three months of operating income was included in 2002, compared to twelve months of operating income included in the year ended December 31, 2001. The sale of Hickory Corners resulted in a gain on sale of property of approximately $2.2 million, net of minority interest.

      During the year ended December 31, 2001, we completed $29.0 million in asset sales and recognized net gains of $5.6 million. The sales of properties included White Lake MarketPlace and Athens Town Center, as well as the sales of four parcels of land. For sales entered into prior to January 1, 2002, the sales of properties are not accounted for as discontinued operations.

Comparison of Year Ended December 31, 2001 to Year Ended December 31, 2000

      Total revenue increased 2.7% or $2.4 million to $89.5 million for the year ended December 31, 2001 as compared to $87.1 million for the year ended December 31, 2000.

      For purposes of comparison between the years ended December 31, 2001 and 2000, “Same Center” refers to the shopping center properties owned as of January 1, 2000. Dispositions include the sale of White Lake MarketPlace and Athens Town Center that occurred in 2001. The results of operations for these two properties have been included as dispositions in the following tables.

      Minimum rents increased 1.2%, or $722,000 for the year ended December 31, 2001. The sale of two properties in 2001 resulted in a reduction of $2.5 million in minimum rents offset by a $3.2 million increase in minimum rents in our portfolio when compared to 2000.

	Increase (Decrease)

	Amount
	(millions)	Percentage

Same Center	$3.2	5.5%
Dispositions	(2.5)	(4.3)

	$0.7	1.2%

      Recoveries from tenants decreased 2.6%, or $609,000 for the year ended December 31, 2001. The overall recovery ratio was 95.3% for the year ended December 31, 2001, compared to 97.3% for the year ended December 31, 2000. The decline in this ratio is a result of decreased occupancy during redevelopment of four shopping centers and the sale of White Lake MarketPlace and Athens Town Center in 2001. The following two tables include recovery revenue and related expenses that comprise the recovery ratio.

      The net decrease in recoveries from tenants is comprised of the following:

	Increase (Decrease)

	Amount
	(millions)	Percentage

Same Center	$0.6	2.6%
Dispositions	(1.2)	(5.2)

	$(0.6)	(2.6)%

      Recoverable operating expenses, including real estate taxes decreased 0.4%, or $107,000 for the year ended December 31, 2001.

	Increase (Decrease)

	Amount
	(millions)	Percentage

Same Center	$1.0	4.2%
Dispositions	(1.1)	(4.6)

	$(0.1)	(0.4)%

      In January 2001, we sold White Lake MarketPlace to Pontiac Mall Limited Partnership for cash of $20.2 million, resulting in a gain on sale of approximately $5.3 million. Various executive officers/trustees of the Company are partners in that partnership. The property was offered for sale, utilizing the services of a national real estate brokerage firm, and we accepted the highest offer from an unrelated party. Subsequently the buyer cancelled the agreement. Pontiac Mall Limited Partnership presented a comparable offer, which resulted in more favorable economic benefits to us. The sale of the property was entered into upon the unanimous approval of the independent members of our Board of Trustees.

      Since January 1, 2001, Ramco-Gershenson, Inc. (“Ramco”), our management company providing property management services to us and to other entities, has been consolidated in our financial statements. As of January 1, 2001, Ramco elected to be a taxable real estate investment trust subsidiary for federal income tax purposes. In conjunction with the tax election, we entered into an option agreement to purchase the remaining voting common stock of Ramco, which we exercised. In prior years this entity was accounted for using the equity method of accounting. Fees and management income earned by Ramco contributed $2.5 million to the increase in revenue for the year ended December 31, 2001.

      For the year ended December 31, 2001, percentage rents decreased $303,000 to $1.4 million, as compared to $1.7 million for the twelve months ended December 31, 2000. The decrease is the result of tenant changes associated with redevelopment projects and our efforts to convert percentage rent to higher minimum rent when renewing leases.

      Total expenses for the year ended December 31, 2001 increased 4.1%, or $3.1 million to $77.2 million, compared to $74.2 million for the year ended December 31, 2000. The increase was due to a $1.8 million increase in depreciation and amortization expense and a $2.8 million increase in general and administrative expenses. The increase was offset by a $107,000 decrease in total recoverable expenses, including real estate taxes and a $1.4 million decrease in interest expense.

      Depreciation and amortization expense increased 11.9%, or $1.8 million to $16.8 million in 2001. The increase is primarily due to the redevelopment projects completed during 2001 and amortization of leasing commissions and financing costs. The consolidation of Ramco in 2001 contributed $299,000 to the increase.

      General and administrative expenses were $8.3 million and represented 9.3% of total revenue for the year ended December 31, 2001, as compared to $5.5 million and 6.3% of total revenue for the same period in 2000. The $2.8 million increase is principally attributable to consolidating Ramco in our financial statements in 2001. Fee and management income of $2.5 million included in total revenue for the year ended December 31, 2001, were offset against our management fee paid to Ramco prior to 2001.

      Interest expense decreased 5.1%, or $1.4 million for the year ended December 31, 2001. The summary below identifies the increase by its various components (dollars in thousands).

			Increase
	2001	2000	(Decrease)

Average loan balance	$339,580	$347,626	$(8,046)
Average rate	7.7%	8.2%	(0.5)%
Total interest	$26,025	$28,593	$(2,568)
Amortization of loan fees	554	374	180
Capitalized interest and other	(247)	(1,211)	964

	$26,332	$27,756	$(1,424)

      Earnings from unconsolidated entities increased $615,000 from $198,000 in 2000 to $813,000 for the year ended December 31, 2001. Our share of Rossford Development LLC’s income increased from $24,000 in 2000 to $262,000 in 2001. The two joint ventures we invested in during 2001 contributed $15,000 to the increase. In addition, depreciation and amortization expense arising from our net basis in the unconsolidated entities’ assets decreased by $148,000 from $267,000 in 2000 to $119,000 for the year ended December 31, 2001.

      During the year ended December 31, 2001, we completed $29.0 million in asset sales and recognized net gains of $5.6 million. The sales of properties included White Lake MarketPlace and Athens Town Center, as well as the sales of four parcels of land.

Liquidity and Capital Resources

      Our capital structure at December 31, 2002, includes property-specific mortgages, an Unsecured Revolving Credit Facility loan, the Secured Revolving Credit Facility, our Series B Preferred Shares, our Common Shares and a minority interest in the Operating Partnership.

      The principal uses of our liquidity and capital resources are for acquisitions, development, redevelopment, including expansion and renovation programs and debt repayment, as well as dividend payments in accordance with REIT requirements. We anticipate that cash on hand, borrowings under our existing credit facility, as well as other debt and equity alternatives, will provide the necessary capital to achieve continued growth.

      The following is a summary of our cash flow activities (dollars in thousands):

	Year Ended December 31,

	2002	2001	2000

Cash flow provided by operating activities	$18,547	$24,556	$17,126
Cash flow provided by (used in) investing activities	(85,592)	5,774	(12,779)
Cash flow provided by (used in) financing activities	71,477	(27,727)	(7,152)

      To maintain our qualification as a real estate investment trust under the Internal Revenue Code of 1986, as amended (the “Code”), we are required to distribute to our shareholders at least 90% of our “Real Estate Investment Trust Taxable Income” as defined in the Code. We satisfied the REIT requirement with declared common and preferred share dividends of $23.2 million in 2002, $20.2 million in 2001 and $20.4 million in 2000.

      The following are our contractual cash obligations as of December 31, 2002 (dollars in thousands):

		Payments Due by Period

		Less than	1 - 3	4 - 5	After 5
Contractual Obligations	Total	1 year	years	years	years

Long-term debt	$423,248	$66,055	$225,406	$62,703	$69,084
Operating lease	545	363	182	—	—
Unconditional construction cost obligations	642	642	—	—	—

Total contractual cash obligations	$424,435	$67,060	$225,588	$62,703	$69,084

      At December 31, 2002, our market capitalization amounted to $749.0 million. Market capitalization consisted of $423.2 million of debt, $25.6 million of Series B Preferred Shares, and $300.2 million of market equity of Common Shares and Operating Partnership Units. Our debt to total market capitalization was 56.5% at December 31, 2002, as compared to 64.2% at December 31, 2001. Our outstanding debt at December 31, 2002, had a weighted average interest rate of 6.7%, and consisted of $335.9 million of fixed rate debt and $87.4 million of variable rate debt.

      Effective December 2002, we renewed our Secured Revolving Credit Facility, increasing the maximum available borrowings from $110.0 million to $125.0 million, and we extended the maturity due date to December 2005. At our option, we can increase the available amount of borrowings by $25.0 million to $150.0 million. The interest rate is at LIBOR plus a margin of 150 to 200 basis points, depending on certain of our leverage ratios. The Credit Facility is secured by mortgages on various properties and contains financial covenants relating to liabilities-to-assets ratios, minimum operating coverage ratios and a minimum equity value. As of December 31, 2002, we were in compliance with the covenant terms.

      We also amended our unsecured loan in December 2002. We increased our ability to borrow up to $40.0 million, due December 2005. At our option, we can increase the available amount of the Unsecured Revolving Credit Facility borrowings by $10.0 million to $50.0 million. The interest rate is at LIBOR plus a margin of 325 to 375 basis points, depending on certain of our leverage ratios.

      Outstanding letters of credit issued under the Credit Facility amounted to $2.0 million at December 31, 2002.

      Under terms of various debt agreements, we are required to maintain interest rate swap agreements to reduce the impact of changes in interest rate on our floating rate debt. We have six interest rate swap agreements with an aggregate notional amount of $85.0 million at December 31, 2002. Based on rates in effect at December 31, 2002, the agreements provide for fixed rates ranging from 6.7% to 8.0% (at LIBOR plus 175 basis points) and expire at various dates through March 2004. We are exposed to credit loss in the event of non-performance by the counter party to the interest rate swap agreements; however we do not anticipate non-performance by the counter party.

      After taking into account the impact of converting our variable rate debt into fixed rate debt by use of the interest rate swap agreements, at December 31, 2002, our variable rate debt accounted for approximately $87.4 million of outstanding debt with a weighted average interest rate of 3.7%. Variable rate debt accounted for approximately 20.7% of our total debt and 11.7% of our total market capitalization.

      The properties in which Ramco-Gershenson Properties, L.P. (the “Operating Partnership”), owns an interest and which we account for using the equity method of accounting are subject to non-recourse mortgage indebtedness. At December 31, 2002, the pro rata share of non-recourse mortgage debt of these properties held by unconsolidated entities was $20.4 million with a weighted average interest rate of 6.3%.

      The mortgage loans (other than our Secured Revolving Credit Facility) encumbering our properties, including properties held by our unconsolidated joint ventures, are generally non-recourse, subject to certain exceptions for which we would be liable for any resulting losses incurred by the lender. These exceptions vary from loan to loan but generally include fraud or a material misrepresentation, misstatement or omission by the borrower, intentional or grossly negligent conduct by the borrower that harms the property or results in a loss to the lender, filing of bankruptcy petition by the borrower, either directly or indirectly, and certain environmental liabilities. In addition, upon the occurrence of certain of such events, such as fraud or filing of a bankruptcy petition by the borrower, we would be liable for the entire outstanding balance of the loan, all interest accrued thereon and certain other costs, penalties and expenses. At December 31, 2002, our unconsolidated joint venture entities had $91.5 million of debt outstanding, of which $20.4 million was our proportionate share.

      On April 29, 2002, we issued 4.2 million Common Shares of beneficial interest in a public offering. On May 29, 2002, we issued an additional 630,000 Common Shares upon the exercise by the underwriter of their over-allotment option. We received total net proceeds of $77.7 million, based on an offering price of $17.50 per share. The net proceeds from the offering were used to redeem 1.2 million of our Series A Preferred Shares, purchase the equity interest of our joint venture partner in RPT/ INVEST, LLC and pay down amounts outstanding under our Revolving Credit Facility.

      As a result of this offering, the remaining 200,000 of our Series A Preferred Shares automatically converted into 286,537 common shares on April 29, 2002.

      On November 12, 2002, we issued 1.0 million shares of 9.5% Series B Cumulative Redeemable Preferred Shares. We received total net proceeds of $23.8 million based on an offering price of $25.00 per share. The net proceeds from this offering were used to purchase the equity interest of our joint venture partners in Rossford Development LLC and in East Town Plaza shopping center. A portion of the proceeds from this offering were used to purchase the fee interest in a parcel of property adjacent to our Naples, Florida shopping center.

      At December 31, 2002, the minority interest in the Operating Partnership represented a 19.3% ownership in the Operating Partnership which may, under certain conditions, be exchanged for 2,931,062 Common Shares. As of December 31, 2002, Operating Partnership Units (“OP Units”) issued were exchangeable for our Common Shares on a one-for-one basis. We, as sole general partner of the Operating Partnership, have the option, but not the obligation, to settle exchanged OP Units in cash based on the current trading price of our Common Shares. Assuming the exchange of all limited partnership interests in the Operating Partnership, there would have been 15,199,153 of our common shares outstanding at December 31, 2002, with a market value of approximately $300.2 million at December 31, 2002 (based on the closing price of $19.75 per share on December 31, 2002).

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

      We anticipate that the combination of the availability under the Secured Revolving Credit Facility, the Unsecured Revolving Credit Facility, possible equity offerings, the sale of existing properties, and potential new debt will satisfy our expected working capital requirements through at least the next 12 months. We anticipate adequate liquidity for the foreseeable future to fund future developments, expansions, repositionings, and to continue currently planned capital programs, and to make distributions to our shareholders in accordance with the Code’s requirements applicable to REITs. Although we believe that the combination of factors discussed above will provide sufficient liquidity, no such assurance can be given.

Economic Conditions

      The retail industry has experienced some financial difficulties during the past few years and certain local, regional and national retailers have filed for protection under bankruptcy laws. If this trend should continue, our future earnings performance could be negatively impacted.

Sensitivity Analysis

      We are exposured to interest rate risk on our variable rate debt obligations. We are not subject to any foreign currency exchange rate risk or commodity price risk, or other material market rate or price risks. Based on our debt and interest rates and the interest rate swap agreements in effect at December 31, 2002, a 100 basis point change in interest rates would affect our earnings and cash flows by approximately $774,000.

      Under terms of various debt agreements, we are required to maintain interest rate swap agreements to reduce the impact of changes in interest rate on our floating rate debt. We have six interest rate swap agreements with an aggregate notional amount of $85.0 million at December 31, 2002. Based on rates in effect at December 31, 2002, the agreements provide for fixed rates ranging from 6.7% to 8.0% (at LIBOR plus 175 basis points) and expire at various dates through March 2004. We are exposed to credit loss in the event of non-performance by the counter party to the interest rate swap agreements; however we do not anticipate non-performance by the counter party.

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

      Any tenant bankruptcies, leasing delays, or failure to make rental payments when due could result in the termination of the tenant’s lease, causing material losses to us and adversely impacting our operating results. If our properties do not generate sufficient income to meet our operating expenses, including future debt service, our income and results of operations would be adversely affected. Kmart Corporation filed for Chapter 11 bankruptcy protection during January 2002. Kmart is our second largest tenant (based on the percentage of our total annualized base rent) and leases seven locations with a total annualized base rent at December 31, 2002 of approximately $3.2 million. On March 8, 2002, Kmart announced its intention to close 284 stores, including three stores leased from us. On June 30, 2002, we entered into a termination agreement for one of the locations for redevelopment purposes. Designation rights for the other two locations were purchased by a third party. Of those two, one has been assumed and assigned to Burlington Coat Factory without impact of monetary lease obligations and the other will expire on its own terms in April 2003. On January 14, 2003, Kmart announced its intention to close an additional 326 stores, including one store leased from us at our Tel-Twelve shopping center. Kmart will continue to be lease obligated for this location unless Kmart rejects the lease as part of its bankruptcy proceedings. If the Tel-Twelve lease is rejected, the collectibility of straight line rent receivable in the amount of $2.9 million is unlikely, and could result in an adverse effect on future results of operations.

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

      Several of our tenants represent a significant portion of our leasing revenues. As of December 31, 2002, we received 7.5% of our annualized rent from Wal-Mart Stores, Inc. and 4.5% from Kmart Corporation. Six other tenants each represented at least 2.0% of our total annualized base rent. The concentration in our leasing revenue from a small number of tenants creates the risk that, should these tenants experience financial difficulties, our operating results could be adversely affected.

We are involved in various tax disputes with the Internal Revenue Service and may not be able to resolve these disputes on satisfactory terms.

      We are involved in a dispute with the IRS that relates to its examination of our taxable years ended December 31, 1991, through 1995. During the third quarter of 1994, we held more than 25% of the value of our total assets in short-term Treasury Bill reverse repurchase agreements, which could be viewed as non-qualifying assets for purposes of determining whether we qualify to be taxed as a REIT. We requested that the IRS enter into a closing agreement with us that our ownership of the short-term Treasury Bill reverse repurchase agreements would not adversely affect our status as a REIT. The IRS deferred any action relating to this issue pending the further examination of our taxable years ended December 31, 1991 through 1994. As discussed below, the field examination has since been completed and the IRS has proposed to disqualify us as a REIT for our taxable year ended December 31, 1994, based on our ownership of the short-term Treasury Bill reverse repurchase agreements.

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

      In addition to examining our taxable years ended December 31, 1991 through 1994, the IRS examined our taxable year ended December 31, 1995. Based on these examinations, the IRS has not only proposed to disqualify us as a REIT for our taxable year ended December 31, 1994, based on our ownership of the short-term Treasury Bill reverse repurchase agreements, as noted above, but has also proposed to adjust (increase) our “REIT taxable income” for the taxable years ended December 31, 1991, 1992, 1993, and 1995. If sustained, the adjustments proposed by the IRS to our “REIT taxable income” would, in and of themselves, disqualify us as a REIT for at least some of these years unless we were to pay a deficiency dividend for each of the taxable years for which we would otherwise be disqualified as a REIT as a result of having failed to distribute a sufficient amount of our taxable income. We are continuing to dispute these issues with the IRS through an administrative appeals procedure. In addition, the IRS is currently conducting an examination of our taxable years ended December 31, 1996 and 1997, and of our operating partnership for the taxable years ended December 31, 1997, 1998 and 1999.

      Based on the second of two examination reports issued by the IRS, we could be liable for up to $58.8 million in combined taxes, penalties and interest through March 31, 2003. However, this examination report acknowledges (as does the initial examination report) that we can avoid disqualification as a REIT for certain of our examined tax years if we distribute a deficiency dividend to our shareholders. The distribution of a deficiency dividend would be deductible by us, thereby reducing our liability for federal income tax. Based on the second examination report, the proposed adjustments to our “REIT taxable income” would require us to pay a deficiency dividend to our current shareholders resulting in combined taxes, penalties, interest and deficiency dividends of approximately $61.1 million as of March 31, 2003.

      If the IRS successfully challenges our status as a REIT for any taxable year, we will be able to re-elect REIT status commencing with the fifth succeeding taxable year (or possibly an earlier taxable year if we meet certain relief provisions of the Internal Revenue Code).

      In the notes to the consolidated financial statements made part of Atlantic’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission for the quarter ended September 30, 2002, Atlantic has disclosed its liability for the tax deficiencies (and interest and penalties on the tax deficiencies) proposed to be assessed against us by the IRS for the taxable years ended December 31, 1991, through 1995, as reflected in each of the two examination reports issued by the IRS. We believe, but can provide no assurance, that Atlantic currently has sufficient assets to pay such tax deficiencies, interest and penalties. According to the quarterly report on Form 10-Q filed by Atlantic for its quarter ended September 30, 2002, Atlantic had net assets on September 30, 2002, of approximately $62.3 million (as determined pursuant to the liquidation basis of accounting). If the amount of tax, interest and penalties assessed against us ultimately exceeds the amounts proposed in each of the examination reports, however, because interest continues to accrue on the proposed tax deficiencies, or if additional tax deficiencies are proposed or for any other reason, then Atlantic may not have sufficient assets to reimburse us for all amounts we must pay to the IRS, and we would be required to pay the difference out of our own funds. Accordingly, the ultimate resolution of any controversy over tax liabilities covered by the above-described tax agreement may have a material adverse effect on our financial position, results of operation or cash flows, including if we are required to distribute deficiency dividends to our shareholders and/or pay additional taxes, interest and penalties to the IRS in amounts that exceed the value of Atlantic’s net assets. Moreover, the IRS may assess us with taxes that Atlantic is not required under the above-described tax agreement to pay, such as taxes arising from the recently-commenced examination of us for the taxable years ended December 31, 1996, and 1997, and of our operating partnership for the taxable years ended December 31, 1997, 1998 and 1999. There can be no assurance, therefore, that the IRS will not assess us with substantial taxes, interest and penalties which Atlantic cannot, is not required to, or otherwise does not pay.

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

Funds From Operations

      We generally consider funds from operations, also known as “FFO,” an appropriate supplemental measure of our financial performance because it is predicated on cash flow analyses. We have adopted the most recent National Association of Real Estate Investment Trusts (“NAREIT”) definition of FFO, which was amended April 2002. Under the NAREIT definition, FFO represents income before minority interest, excluding extraordinary items, as defined under accounting principles generally accepted in the United States of America, gains on sales of depreciable property, plus real estate related depreciation and amortization (excluding amortization of financing costs), and after adjustments for unconsolidated partnerships and joint ventures. Our computation of FFO may, however, differ from the methodology for calculating FFO utilized by other real estate companies, and therefore, may not be comparable to these other real estate companies. FFO should not be considered an alternative to net income as an indication of our performance or to cash flows as a measure of liquidity or our ability to pay distributions.

      FFO does not represent cash generated from operating activities in accordance with accounting principles generally accepted in the United States of America and should not be considered an alternative to net income as an indication of our performance or to cash flows from operating activities as measure of liquidity or our ability to pay distributions. Furthermore, while net income and cash generated from operating, investing and financing activities, determined in accordance with accounting principles generally accepted in the United States of America, consider capital expenditures which have been and will be incurred in the future, the calculations of FFO does not.

      The following table illustrates the calculations of FFO (in thousands)

	Years Ended December 31,

	2002	2001	2000

Net income available to common shareholders	$12,280	$10,503	$8,396
Add:
Depreciation and amortization expense	17,969	17,148	15,584
Cumulative effect of change in accounting principle	—	—	1,264
Minority interest in partnership:
Continuing operations	2,618	5,500	4,655
Discontinued operations	74	303	287
Less:
Discontinued operations, gain on sale of property, net of minority interest	(2,164)	—	—
Gain on redemption of preferred shares	(2,425)	—	—
Gain on sale of real estate(1)	—	(5,207)	(3,420)

Funds from Operations — basic	28,352	28,247	26,766
Add: Convertible preferred share dividends(2)	828	3,360	3,360

Funds from Operations — diluted	$29,180	$31,607	$30,126

Basic Weighted Average Shares Outstanding(3)	13,468	10,050	10,131
Convertible Preferred Shares & Options	891	2,020	2,001

Diluted Weighted Average Shares Outstanding	14,359	12,070	12,132

Supplemental disclosure:
Straight-Line rental income	$2,848	$2,135	$3,383

Amortization of management contracts and covenants not to compete	$—	$224	$224

(1)	Excludes gain on sale of undepreciated land of $343 in 2001 and $375 in 2000.

(2)	Series B preferred shares are not convertible into common shares. Therefore they are excluded from the calculation.

(3)	For basic FFO, represents the weighted average total shares outstanding, assuming the redemption of all Operating Partnership Units for Common Shares. For diluted FFO, represents the weighted average total shares outstanding, assuming the redemption of all Operating Partnership Units for Common Shares, the Series A Preferred Shares converted to Common Shares in 2001 and 2000, and the Common Shares issuable under the treasury stock method upon exercise of stock options.

Capital Expenditures

      During 2002, we spent approximately $4,280 on revenue-generating capital expenditures including tenant allowances, leasing commissions paid to third-party brokers, legal costs relative to lease documents, and capitalized leasing and construction costs. These types of costs generate a return through rents from tenants over the term of their leases. Revenue-enhancing capital expenditures, including expansions, renovations and repositionings were approximately $27,704. Revenue neutral capital expenditures, such as roof and parking lot repairs which are anticipated to be recovered from tenants, amounted to approximately $180.

Inflation

      Substantially all of our long-term leases contain provisions designed to mitigate the adverse impact of inflation. Such provisions include clauses enabling us to receive percentage rent based on tenants’ gross sales, which usually increase as prices rise, and/or, in certain cases, escalation clauses, which generally increase rental rates during the term of the leases. A substantial number of our leases require the tenants to pay their maintenance, real estate taxes, maintenance and utilities, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation.

Impact of Recent Accounting Pronouncements

      In June 2001, The Financial Accounting Standards Board, also known as FASB, issued Statement of Financial Accounting Standard No. 141 “Business Combinations” (“SFAS 141”). This statement requires that the purchase method of accounting be used for all business combinations and the separate allocation of purchase price to intangible assets, including leases, if specific criteria are met. The provisions of this SFAS are required for all business combinations initiated after June 30, 2001. This statement prohibits the use of the pooling of interest method of accounting for business combinations. The adoption of SFAS 141 did not have a material impact on our consolidated financial statements, but it may have an impact in future years.

      The FASB issued Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”) in June 2001. This statement changes the accounting for the amortization of goodwill and other intangible assets acquired in a business combination from an amortization method to an impairment-only method. The implementation of this statement requires the use of significant judgment to determine how to measure the fair value of intangible assets. Effective January 1, 2002, we adopted SFAS 142. The adoption of this statement did not have a material impact on our consolidated financial statements.

      Effective January 1, 2002, we adopted Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS 144 requires an impairment loss to be recognized if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. This statement requires the use of one of two present value techniques to measure the fair value of an asset. In addition, this statement requires us to account for the sale of shopping centers as discontinued operations and not as part of our ongoing operations. The adoption of SFAS 144 resulted in reporting the operating results of a shopping center and the gain on sale of a shopping center in discontinued operations for all periods presented in the consolidated statements of income. Using our best estimates based on reasonable and supportable assumptions and projections, we review for impairment such long-lives assets whenever events or changes in circumstances indicate that the carrying amount of these assets might not be recoverable and no material impairment occurred since we adopted this pronouncement.

      In April 2002, the FASB issued Statement of Financial Accounting Standard No. 145 “Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” which eliminates the requirement to report gains and losses from extinguishment of debt as extraordinary unless they meet the criteria of APB Opinion 30. This Statement also amends other existing pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This Statement is effective for the year ending December 31, 2003. We do not expect this pronouncement to have a material impact on our consolidated financial statements.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”) which improves financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. This statement is effective for years beginning after December 31, 2002. We do not expect the provisions of SFAS 146 to have a material impact on our consolidated financial statements.

      In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”) which amends FASB No. 123, “Accounting for Stock-Based Compensation.” This statement provided alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure requirements of Statement No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We elected not to change our method of accounting for stock-based compensation from the intrinsic value method to the fair value method. However, we adopted the disclosure provisions of SFAS 148 as of December 31, 2002. The adoption expanded our disclosure of stock-based compensation, but did not impact our consolidated financial statements.

      In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” (“Interpretation 45”). This interpretation expands the disclosure to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. Interpretation 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for its fair value of the obligation undertaken in issuing the guarantee. Interpretation 45 is effective for guarantees issued or modified after December 31, 2002. We do not expect the provisions of Interpretation 45 will have a material impact on our consolidated financial statements.

      In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” The objective of this Interpretation is to provide guidance on how to identify a variable interest entity (“VIE”) and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the entity’s expected residual returns, if they occur. FIN 46 also requires additional disclosure by primary beneficiaries and other significant variable interest holders. The disclosure provisions of this Interpretation become effective upon issuance. The consolidated requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and in the fiscal year or interim period beginning after June 15, 2003 to existing variable interest entities.

      We are currently in the process of evaluating all of our joint venture relationships which are described in Note 9 in order to determine whether the entities are variable interest entities and whether we are considered to be the primary beneficiary or whether we hold a significant variable interest.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

      The information required by this Item is included in this report at Item 7 under the caption “Liquidity and Capital Resources” and “Sensitivity Analysis‘.

Item 8. Financial Statements and Supplementary Data.

RESPONSIBILITY FOR CONSOLIDATED FINANCIAL STATEMENTS

      The following consolidated financial statements of Ramco-Gershenson Properties Trust were prepared by management, which is responsible for their integrity and objectivity. The statements have been prepared in conformity with accounting principles generally accepted in the United States of America and, as such, include amounts based on the judgment of management.

      Management is further responsible for maintaining internal control designed to provide reasonable assurance that the books and records reflect the transactions of Ramco-Gershenson Properties Trust and that established policies and procedures are carefully followed. From a shareholder’s point of view, perhaps the most important feature in a strong program of internal control is that it is continually reviewed for effectiveness and is augmented by written policies and guidelines, including the careful selection and training of qualified personnel.

      Deloitte & Touche LLP, an independent audit firm, is engaged to audit the consolidated financial statements of Ramco-Gershenson Properties Trust and issue reports thereon. The audit is conducted in accordance with auditing standards generally accepted in the United States of America that comprehend the consideration of internal control and tests of transactions to the extent necessary to form an independent opinion on the consolidated financial statements prepared by management. The independent auditors’ report follows this report.

      The Board of Trustees, through the Audit Committee (composed entirely of independent Trustees) is responsible for assuring that management fulfills its responsibilities in preparation of the consolidated financial statements. The Audit Committee selects the independent auditors (subject to shareholder ratification) and reviews the scope of the audits and the accounting principles being applied in financial reporting. The independent auditors and representatives of management meet regularly (separately and jointly) with the Audit Committee to review the activities of each, to ensure that each is properly discharging its responsibilities, to review any significant findings or recommendations, and to assess the effectiveness of internal controls. Each quarter, the Audit Committee meets with management and privately with the independent auditors in advance of the public release of operating results, and filing of annual and quarterly reports with the Securities and Exchange Commission. It is management’s conclusion that internal controls at December 31, 2002 provide reasonable assurance that the books and records reflect the transactions of Ramco-Gershenson Properties Trust and that the businesses comply with established policies and procedures. To ensure complete independence, Deloitte & Touche LLP has full and free access to meet with the Audit Committee, without management representatives present, to discuss the results of the audit, the adequacy of internal control, and the quality of financial reporting.

/s/ Dennis E. Gershenson	/s/ Richard J. Smith

Dennis E. Gershenson President and Chief Executive Officer	Richard J. Smith Chief Financial Officer

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

      The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Annual Report on Form 10-K with respect to our annual meeting of shareholders to be held on June 12, 2003.

Item 11. Executive Compensation

Employment Agreements

      We have entered into employment agreements with Dennis Gershenson and Richard Gershenson, our President and Chief Executive Officer, and Executive Vice President and Secretary, respectively, which agreements each had an initial period of three years commencing on May 10, 1996, subject to automatic one year extensions thereafter, provided our Board of Trustees has considered the extension of such term not more than 90 days nor less than 30 days prior to the expiration of the term. Each of these employment agreements has been automatically extended through May 9, 2003. Pursuant to such agreements, each officer receives an annual base salary and such other fringe benefits and perquisites as are generally made available to our management employees. In addition to base salary, the officers receive annual performance-based compensation as determined by our Compensation Committee, but not less than a specified percentage of the increase in our funds from operation for the prior year.

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

      The other information required by this item is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Annual Report on Form 10-K with respect to our annual meeting of shareholders to be held on June 12, 2003.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Annual Report on Form 10-K with respect to our annual meeting of shareholders to be held on June 12, 2003.

Item 13. Certain Relationships and Related Transactions

      The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Annual Report on Form 10-K with respect to our annual meeting of shareholders to be held on June 12, 2003.

Item 14. Controls and Procedures

      Our principal executive officer and principal financial officer have within 90 days of the filing of this annual report, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls since the date of evaluation. We do not believe any significant deficiencies or material weaknesses exist in our internal controls. Accordingly, no corrective actions have been taken.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

15(a)(1) Financial Statements of Ramco-Gershenson Properties Trust and the Independent Auditors’ Report thereon are filed with this report:

      The following financial statements of Ramco-Gershenson Properties Trust and the Independent Auditors’ Report thereon are filed with this report:

15(a)(2) Financial Statement Schedules required by Item 14(d).

Schedule II — Valuation and Qualifying Accounts	F-29

(a)(3) Exhibits

3.1	Amended and Restated Declaration of Trust of the Company, dated October 2, 1997, incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.
3.2	Articles Supplementary to Amended and Restated Declaration of Trust, dated October 2, 1997, incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.
3.3	By-Laws of the Company adopted October 2, 1997, incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.
10.1	1996 Share Option Plan of the Company, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1996.
10.2	Employment Agreement, dated as of May 10, 1996, between the Company and Dennis Gershenson, incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1996.
10.3	Employment Agreement, dated as of May 10, 1996, between the Company and Richard Gershenson, incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1996.
10.4	Noncompetition Agreement, dated as of May 10, 1996, between Joel Gershenson and the Company, incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1996.
10.5	Noncompetition Agreement, dated as of May 10, 1996, between Dennis Gershenson and the Company, incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1996.
10.6	Noncompetition Agreement, dated as of May 10, 1996, between Richard Gershenson and the Company, incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1996.
10.7	Letter Agreement, dated April 15, 1996, among the Company and Richard Smith concerning Mr. Smith’s employment by the Company, incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1996.

10.8	Preferred Units and Stock Purchase Agreement dated as of September 30, 1997 by and among the Company, Special Situations RG REIT, Inc. and the Advancing Party named therein, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1997.
10.9	Agreement Regarding Exercise of Registration Rights dated as of September 30, 1997 among the Company, the Ramco Principals (as defined therein), the Other Holders (as defined therein), Special Situations RG REIT, Inc., and the Advancing Party, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1997.
10.10	Registration Rights Agreement dated as of September 30, 1997 by and among the Company, Special Situations RG REIT, Inc., and the Advancing Party named therein, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1997.
10.11	Form of Contract of Sale dated July 7, 1997 relating to the acquisition of the Southeast Portfolio (Form #1), incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1997.
10.12	Form of Contract of Sale dated July 7, 1997 relating to the acquisition of the Southeast Portfolio (Form #2), incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1997.
10.13	Form of Contract of Sale dated July 7, 1997 relating to the acquisition of the Southeast Portfolio (Form #3), incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1997.
10.14	Agreement dated July 7, 1997 by and between Seller (as defined therein) and Ramco-Gershenson Properties, L.P., which agreement amends certain Contracts of Sale relating to the acquisition of the Southeast Portfolio, incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1997.
10.15	Loan Agreement dated as of November 26, 1997 between Ramco Properties Associates Limited Partnership and Secore Financial Corporation relating to a $50,000,000 loan, incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.
10.16	Promissory Note dated November 26, 1997 in the aggregate principal amount of $50,000,000 made by Ramco Properties Associates Limited Partnership in favor of Secore Financial Corporation, incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.
10.17	Loan Agreement dated December 17, 1997 by and between Ramco-Gershenson Properties, L.P. and The Lincoln National Life Insurance Company relating to a $8,500,000 loan, incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.
10.18	Note dated December 17, 1997 in the aggregate principal amount of $8,500,000 made by Ramco-Gershenson Properties, L.P. in favor of Lincoln National Life Insurance Company, incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.
10.19	1997 Non-Employee Trustee Stock Option Plan of the Company, incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.
10.20	Change of Venue Merger Agreement dated as of October 2, 1997 between the Company (formerly known as RGPT Trust, a Maryland real estate investment trust), and Ramco-Gershenson Properties Trust, a Massachusetts business trust, incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

10.21	Promissory Note dated as of February 27, 1998 in the principal face amount of $15,225,000 made by A.T.C., L.L.C. in favor of GMAC Commercial Mortgage Corporation, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1998.
10.22	Deed of Trust and Security Agreement dated as of February 27, 1998 by A.T.C., L.L.C to Lawyers Title Insurance Company for the benefit of GMAC Commercial Mortgage Corporation relating to a $15,225,000 loan, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1998.
10.23	Assignment and Assumption Agreement dated as of October 8, 1998 among A.T.C., L.L.C., Ramco Virginia Properties, L.L.C., A.T. Center, Inc., Ramco-Gershenson Properties Trust and LaSalle National Bank, as trustee for the registered holders of GMAC Commercial Mortgage Securities, Inc. Mortgage Pass-Through Certificates, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1998.
10.24	Exchange Rights Agreement dated as of September 4, 1998 between Ramco-Gershenson Properties Trust, and A.T.C., L.L.C., incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1998.
10.25	Limited Liability Company Agreement of RPT/ INVEST LLC dated August 23, 1999, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Period ended September 30, 1999.
10.26	Amended, Restated and Consolidated Mortgage dated August 25, 2000 between Ramco-Gershenson Properties, L.P., (the “Operating Partnership”), and The Lincoln National Life Insurance Company, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Period ended September 30, 2000.
10.27	Second Amendment to Mortgage dated August 25, 2000 made by the Operating Partnership in connection with the Operating Partnership’s $25,000,000 borrowing arrangement, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the Period ended September 30, 2000.
10.28	Form of Note dated August 25, 2000 made by the Operating Partnership, as Maker, in connection with the Operating Partnership’s $25,000,000 borrowing arrangement, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the Period ended September 30, 2000.
10.29	Form of Contract of Sale dated November 9, 2000 relating to the sale of White Lake MarketPlace made by the Company, as seller, and Pontiac Mall Limited Partnership, as the purchaser (transaction closed on January 29, 2001).
10.30	Employment Agreement, dated as of April 16, 2001, between the Company and Joel Gershenson.
10.31	Employment Agreement, dated as of April 16, 2001, between the Company and Michael A. Ward.
10.32	Employment Agreement, dated as of April 16, 2001, between the Company and Bruce Gershenson.
10.33	Mortgage dated April 23, 2001 between Ramco Madison Center LLC and LaSalle Bank National Association relating to a $10,340,000 loan.
10.34	Promissory Note dated April 23, 2001 in the principal amount of $10,340,000 made by Ramco Madison Center LLC in favor of LaSalle Bank National Association.
10.35	Limited Liability Company Agreement of Ramco/ West Acres LLC.
10.36	Assignment and Assumption Agreement dated September 28, 2001 Among Flint Retail, LLC and Ramco/ West Acres LLC and State Street Bank and Trust for holders of J.P. Mortgage Commercial Mortgage Pass-Through Certificates.
10.37	Limited Liability Company Agreement of Ramco/ Shenandoah LLC., Incorporated by reference to Exhibit 10.41 to the Company’s on Form 10-K for the year ended December 31, 2001.

10.38		Mortgage and Security Agreement, dated April 17, 2002 in the Principal amount of $13,000,000 between Ramco-Gershenson Properties, L.P. and Nationwide Life Insurance Company, incorporated by reference to Exhibit 10.43 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002.
10.39		Assumption and Modification Agreement of a secured note dated May 16, 2002 between Phoenix Life Insurance Company, Horizon Village Associates and Ramco-Gershenson Properties, L.P. in the amount of $6,840,672, incorporated by reference to Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002.
10.40		Mortgage dated June 4, 2002 between Ramco and KeyBank relating to a $10,273,000 loan, incorporated by reference to Exhibit 10.45 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002.
10.41		Promissory Note dated June 4, 2002 between Ramco/ Coral Creek, LLC and KeyBank National Association relating to a $10,272,000 loan, incorporated by reference to Exhibit 10.46 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002.
10.42		Purchase and Sale Agreement, dated May 21, 2002 between Ramco-Gershenson Properties, L.P. and Shop Invest, LLC, incorporated by reference to Exhibit 10.47 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002.
10.43		Computation of ratio of earnings to fixed charges and preferred dividends for the six months ended June 30, 2002, incorporated by Current Report on Form 8-K (filed with SEC on November 1, 2002).
10.44		Revised Financial statements and management’s discussion and analysis for 2001 on the basis of accounting for the sale of Hickory Corners shopping center on April 11, 2002, as income from discontinued operations, incorporated by Current Report on Form 8-K (filed with SEC on November 5, 2002).
10.45		Various exhibits related to the issuance of Series B 9.5% Cumulative Redeemable Preferred Shares of Beneficial Interest, incorporated by Current Report on Form 8-K (filed with SEC on November 12, 2002).
10.46	*	Mortgage, Assignment of Leases and Rent, Security Agreement and Fixture Filing by Ramco/ Crossroads at Royal Palm, LLC, as Mortgagor For the benefit of Solomon Brothers Realty Corp., as Mortgagee, for A $12,300,000 note.
10.47	*	Fixed rate note dated July 12, 2002 made by Ramco/ Crossroads at Royal Palm, LLC, as Maker, and Solomon Brothers Realty Corp., as payee in the amount of $12,300,000.
10.48	*	Fourth Amended and Restated Master Revolving Credit Agreement Dated December 30, 2002 among Ramco-Gershenson Properties, L.P., as the borrower, Ramco-Gershenson Properties Trust, as Guarantor and Fleet National Bank and the Banks which may become parties to the loan agreement, and Fleet National Bank, as Agent.
10.49	*	Form of Fourth Amended and Restated Note dated December 30, 2002 made by Ramco-Gershenson Properties, L.P., as Maker, in connection with the Operating Partnership’s $125,000,000 borrowing agreement.
10.50	*	Second Amended and Restated Unsecured Term Loan Agreement dated December 30, 2002 among Ramco-Gershenson Properties, L.P., as the Borrower, Ramco-Gershenson Properties, L.P., as Guarantor, and Fleet National Bank and other Banks which may become a party to this loan agreement, and Fleet National Bank, as Agent.
10.51	*	Form of Amended and Restated Note, dated December 30, 2002, made by Ramco-Gershenson Properties, L.P., as Borrower, in connection with borrowing agreement under Unsecured Term Loan Agreement.
12.1*		Computation of Ratio of Earnings to Combined Fixed Charges And Preferred Stock Dividends.

21.1*	Subsidiaries
23.1*	Consent of Deloitte & Touche LLP.
99.3*	Certification of Dennis E. Gershenson as President and CEO pursuant Section 906 of the Sarbanes-Oxley Act of 2002.
99.4*	Certification of Richard J. Smith as CFO pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ramco-Gershenson Properties Trust

Dated: March 24, 2003	By: /s/ JOEL D. GERSHENSON Joel D. Gershenson, Chairman

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of registrant and in the capacities and on the dates indicated.

Dated: March 24 , 2003	By: /s/ JOEL D. GERSHENSON Joel D. Gershenson, Trustee and Chairman

Dated: March 24, 2003	By: /s/ DENNIS E. GERSHENSON Dennis E. Gershenson, Trustee and President (Principal Executive Officer)

Dated: March 24, 2003	By: /s/ STEPHEN R. BLANK Stephen R. Blank, Trustee

Dated: March 24, 2003	By: /s/ ARTHUR H. GOLDBERG Arthur H. Goldberg, Trustee

Dated: March , 2003	By: James Grosfeld, Trustee

Dated: March 24, 2003	By: /s/ ROBERT A. MEISTER Robert A. Meister, Trustee

Dated: March 24, 2003	By: /s/ JOEL M. PASHCOW Joel M. Pashcow, Trustee

Dated: March 24, 2003	By: /s/ MARK K. ROSENFELD Mark K. Rosenfeld, Trustee

Dated: March 24, 2003	By: /s/ RICHARD J. SMITH Richard J. Smith, Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

Certification of Principal Executive Officer

I, Dennis E. Gershenson, certify that:

      1. I have reviewed this annual report on Form 10-K of Ramco-Gershenson Properties Trust;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of trustees (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officer and I have indicated in the annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluations, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ DENNIS E. GERSHENSON

Dennis E. Gershenson
President and Chief Executive Officer

Date: March 24, 2003

CERTIFICATIONS

Certification of Principal Financial Officer

I, Richard J. Smith, certify that:

      1. I have reviewed this annual report on Form 10-K of Ramco-Gershenson Properties Trust;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this annual report;

      4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of trustees (or persons performing the equivalent function):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officer and I have indicated in the annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluations, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ RICHARD J. SMITH

Richard J. Smith
Chief Financial Officer

Date: March 24, 2003

RAMCO-GERSHENSON PROPERTIES TRUST

INDEPENDENT AUDITORS’ REPORT

To the Board of Trustees of

Ramco-Gershenson Properties Trust:

      We have audited the accompanying consolidated balance sheets of Ramco-Gershenson Properties Trust and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income and comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these statements based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ramco-Gershenson Properties Trust and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      As discussed in Note 3 to the consolidated financial statements, in 2002 the Company changed its method of accounting for the impairment and disposal of long-lived assets to conform to Statement of Financial Accounting Standard No. 144. Also, as discussed in Note 3 to the consolidated financial statements, in 2001, the Company changed its method of accounting for derivative instruments and hedging activities to conform to Statement of Financial Accounting Standards No. 133, as amended or interpreted.

Detroit, Michigan

February 13, 2003

RAMCO-GERSHENSON PROPERTIES TRUST

CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2001

	(In thousands, except
	per share amounts)
ASSETS
Investment in real estate, net	$628,953	$496,269
Cash and cash equivalents	9,974	5,542
Accounts receivable, net	21,425	17,627
Equity investments in and advances to unconsolidated entities	9,578	7,837
Other assets, net	27,912	25,454

Total Assets	$697,842	$552,729

LIABILITIES AND SHAREHOLDERS’ EQUITY
Mortgages and notes payable	$423,248	$347,275
Distributions payable	6,384	5,062
Accounts payable and accrued expenses	20,621	18,830

Total Liabilities	450,253	371,167
Minority Interest	46,586	48,157
Commitments and Contingencies	—	—
SHAREHOLDERS’ EQUITY
Preferred Shares, par value $.01, 10,000 shares authorized; 1,400 Series A convertible shares issued and outstanding in 2001, liquidation value of $35,000	—	33,829
Preferred Shares, par value $.01, 10,000 shares authorized; 1,000 Series B shares issued and outstanding in 2002, none in 2001, liquidation value of $25,000	23,804	—
Common Shares of Beneficial Interest, par value $.01, 30,000 shares authorized; 12,268 and 7,092 issued and outstanding, respectively	122	71
Additional paid-in capital	233,648	150,186
Accumulated other comprehensive loss	(2,930)	(3,179)
Cumulative distributions in excess of net income	(53,641)	(47,502)

Total Shareholders’ Equity	201,003	133,405

Total Liabilities and Shareholders’ Equity	$697,842	$552,729

See notes to consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,

	2002	2001	2000

	(In thousands, except
	per share amounts)
REVENUES
Minimum rents	$60,878	$59,756	$59,034
Percentage rents	1,070	1,442	1,745
Recoveries from tenants	25,324	23,119	23,728
Fees and management income	1,527	2,485	—
Interest and other income	2,424	2,700	2,624

Total revenues	91,223	89,502	87,131

EXPENSES
Real estate taxes	11,987	10,065	9,352
Recoverable operating expenses	14,378	14,204	15,024
Depreciation and amortization	17,662	16,842	15,049
Other operating	1,460	1,447	1,453
General and administrative	8,833	8,337	5,520
Interest expense	26,429	26,332	27,756

Total expenses	80,749	77,227	74,154

Operating income	10,474	12,275	12,977
Earnings from unconsolidated entities	790	813	198

Income from continuing operations before gain on sale of real estate and minority interest	11,264	13,088	13,175
Gain on sale of real estate	—	5,550	3,795
Minority interest	(2,618)	(5,500)	(4,655)

Income from continuing operations	8,646	13,138	12,315
Discontinued operations, net of minority interest:
Gain on sale of property	2,164	—	—
Income from operations	196	725	705

Income before cumulative effect of change in accounting principle	11,006	13,863	13,020
Cumulative effect of change in accounting principle	—	—	(1,264)

Net income	11,006	13,863	11,756
Preferred stock dividends	(1,151)	(3,360)	(3,360)
Gain on redemption of preferred shares	2,425	—	—

Net income available to common shareholders	$12,280	$10,503	$8,396

Basic earnings per share:
Income from continuing operations	$0.94	$1.38	$1.25
Income from discontinued operations	0.23	0.10	0.09
Cumulative effect of change in accounting principle	—	—	(0.17)

Net income	$1.17	$1.48	$1.17

Diluted earnings per share:
Income from continuing operations	$0.93	$1.37	$1.25
Income from discontinued operations	0.23	0.10	0.09
Cumulative effect of change in accounting principle	—	—	(0.17)

Net income	$1.16	$1.47	$1.17

Basic weighted average shares outstanding	10,529	7,105	7,186

Diluted weighted average shares outstanding	10,628	7,125	7,187

Net income	$11,006	$13,863	$11,756
Other comprehensive income (loss):
Cumulative effect of change in accounting principle	—	(348)	—
Unrealized gains (losses) on interest rate swaps	249	(2,831)	—

Other comprehensive income (loss)	249	(3,179)	—

Comprehensive income	$11,255	$10,684	$11,756

See notes to consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated
		Common	Additional	Other	Cumulative	Total
	Preferred	Stock	Paid-In	Comprehensive	Earnings/	Shareholders’
	Stock	Par Value	Capital	Loss	Distributions	Equity

	(In thousands, except share amounts)
Balance, January 1, 2000	$33,829	$72	$151,973	$—	$(42,426)	$143,448
Cash distributions declared					(12,054)	(12,054)
Preferred shares dividends declared					(3,360)	(3,360)
Purchase and retirement of common shares		(1)	(1,245)			(1,246)
Net income and comprehensive income					11,756	11,756

Balance, December 31, 2000	33,829	71	150,728	—	(46,084)	138,544
Cash distributions declared					(11,921)	(11,921)
Preferred shares dividends declared					(3,360)	(3,360)
Purchase and retirement of common shares			(654)			(654)
Stock options exercised			112			112
Net income and comprehensive income				(3,179)	13,863	10,684

Balance, December 31, 2001	33,829	71	150,186	(3,179)	(47,502)	133,405
Cash distributions declared					(18,419)	(18,419)
Preferred shares dividends declared					(1,151)	(1,151)
Conversion of Operating Partnership Units to common shares			224			224
Conversion of preferred shares to common shares	(4,833)	3	4,830			—
Redemption of Series A Preferred shares	(28,996)				2,425	(26,571)
Issuance of common stock		48	77,650			77,698
Issuance of Series B Preferred shares	23,804					23,804
Purchase and retirement of common shares			(42)			(42)
Stock options exercised			800			800
Net income and comprehensive income				249	11,006	11,255

Balance, December 31, 2002	$23,804	$122	$233,648	$(2,930)	$(53,641)	$201,003

See notes to consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2002	2001	2000

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,006	$13,863	$11,756
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	17,736	17,083	15,274
Amortization of deferred financing costs	1,208	785	375
Gain on sale of discontinued operations	(2,164)	—	—
Gain on sale of real estate	—	(5,550)	(3,795)
Earnings from unconsolidated entities	(790)	(813)	(198)
Minority interest, continuing operations	2,618	5,500	4,655
Minority interest, discontinued operations	74	303	287
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(3,540)	(1,231)	(4,089)
Other assets	(7,366)	(4,688)	(7,421)
Accounts payable and accrued expenses	(235)	(696)	282

Cash Flows Provided By Operating Activities	18,547	24,556	17,126

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures and acquisitions	(77,390)	(21,727)	(27,332)
Acquisition of additional interest in joint venture properties	(14,079)	—	—
Advances and notes receivables from unconsolidated entities	72	122	924
Proceeds from sale of discontinued operations	10,272	—	—
Proceeds from sales of real estate	—	29,045	5,431
Distributions received from unconsolidated entities	719	803	302
Collection of note receivable from unconsolidated entity	—	—	9,326
Investment in unconsolidated entities	—	(2,469)	(1,430)

Cash Flow (Used In) Provided By Investing Activities	(80,406)	5,774	(12,779)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to shareholders	(16,249)	(11,942)	(12,091)
Cash distributions to operating partnership unit holders	(4,937)	(4,947)	(4,948)
Cash dividends paid on preferred shares	(1,998)	(3,358)	(3,374)
Redemption of preferred shares	(26,571)	—	—
Repayment of Credit Facility	(17,700)	(4,950)	(20,120)
Repayment of unsecured term loan	(32,125)	(2,875)	(20,000)
Repayment (borrowings) on construction loan	—	(13,575)	3,931
Principal repayments on mortgages payable	(15,761)	(4,076)	(5,605)
Payment of deferred financing costs	(2,755)	(205)	(1,949)
Purchase and retirement of common shares	(42)	(654)	(1,246)
Net proceeds from issuance of common shares	77,698	—	—
Net proceeds from issuance of preferred shares	23,804	—	—
Proceeds from mortgages	63,736	13,323	25,000
Borrowings on Credit Facility	6,400	5,420	33,250
Borrowings on unsecured term loan	10,000	—	—
Proceeds from exercise of stock options	800	112	—

Cash Flows Provided By (Used In) Financing Activities	64,300	(27,727)	(7,152)

Net Increase in Cash and Cash Equivalents	2,441	2,603	(2,805)
Cash and Cash Equivalents, Beginning of Year	5,542	2,939	5,744
Effect of purchase of remaining joint venture interests (Note 7)	1,991	—	—

Cash and Cash Equivalents, End of Year	$9,974	$5,542	$2,939

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest during the year	$25,018	$25,110	$28,905

Supplemental Disclosures of Noncash items:
Consolidation of Ramco-Gershenson, Inc., net of cash	$—	$4,081	$—
Increase (Decrease) in fair value of interest rate swaps	249	(2,831)	—
Assumed debt of acquired properties and joint ventures	61,086	—	—

See notes to consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2002, 2001 and 2000
(Dollars in thousands)

1. Organization

      We are engaged in the business of owning, developing, acquiring, managing and leasing community shopping centers, regional malls and single tenant retail properties. At December 31, 2002, we had a portfolio of 59 shopping centers, with more than 11,400,000 square feet of gross leasable area, located in the midwestern, southeastern and mid-Atlantic regions of the United States. Our centers are usually anchored by discount department stores or supermarkets and the tenant base consists primarily of national and regional retail chains and local retailers. Our credit risk, therefore, is concentrated in the retail industry.

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

      Any tenant bankruptcies, leasing delays, or failure to make rental payments when due could result in the termination of the tenant’s lease, causing material losses to us and adversely impacting our operating results. If our properties do not generate sufficient income to meet our operating expenses, including future debt service, our income and results of operations would be adversely affected. Kmart Corporation filed for Chapter 11 bankruptcy protection during January 2002. Kmart is our second largest tenant (based on the percentage of our total annualized base rent) and leases seven locations with a total annualized base rent at December 31, 2002 of approximately $3,207. On March 8, 2002, Kmart announced its intention to close 284 stores, including three stores leased from us. On June 30, 2002, we entered into a termination agreement for one of the locations for redevelopment purposes. Designation rights for the other two locations were purchased by a third party. Of those two, one has been assumed and assigned to Burlington Coat Factory without impact to monetary lease obligations and the other will expire on its own terms in April 2003. On January 14, 2003, Kmart announced its intention to close an additional 326 stores, including one store leased from us at our Tel-Twelve shopping center. Kmart will continue to be lease obligated for this location unless Kmart rejects the lease as part of its bankruptcy proceedings. If the Tel-Twelve lease is rejected, the collectibility of straight line rent receivable in the amount of $2,900 is unlikely, and could result in an adverse effect on future results of operations.

      Revenues from our largest tenant, Wal-Mart, amounted to 7.5%, 8.7% and 9.2% of our annualized base rent for the years ended December 31, 2002, 2001 and 2000, respectively.

2. Summary of Significant Accounting Policies

      Principles of Consolidation — The consolidated financial statements include the accounts of the Company and our majority owned subsidiary, the Operating Partnership, Ramco-Gershenson Properties, L.P. (80.7% owned by us at December 31, 2002 and 70.7% at December 31, 2001), our wholly owned subsidiary, Ramco Properties Associates Limited Partnership, a financing subsidiary and Ramco-Gershenson, Inc, our management company. See Note 4 to the Consolidated Financial Statements. Investments in real estate joint ventures for which we have the ability to exercise significant influence over, but we do not have financial or operating control, are accounted for using the equity method of accounting. Accordingly, our share of the earnings of these joint ventures our included in consolidated net income. All significant intercompany accounts and transactions have been eliminated in consolidation.

      Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Straight line rental income was greater than the current amount required to be paid by our tenants by $2,848, $2,135 and $3,383 for the years ended December 31, 2002, 2001 and 2000, respectively.

      Cash and Cash Equivalents — We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

      Income Tax Status — We conduct our operations with the intent of meeting the requirements applicable to a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986 as amended, also known as the Code. In order to maintain qualification as a real estate investment trust, the REIT is also required to distribute annually at least a minimum percentage (90% for tax years beginning after December 31, 2000, and 95% for earlier tax years) of its REIT Taxable Income (as defined in the Internal Revenue Code) to its shareholders. As a real estate investment trust, the REIT will generally not be liable for federal corporate income taxes. Thus, no provision for federal income taxes has been included in the accompanying financial statements.

      Real Estate — We record real estate assets at the lower of cost or fair value if impaired. Costs incurred for the acquisition, development and construction of properties are capitalized. For redevelopment of an existing operating property, the undepreciated net book value plus the cost for the construction (including demolition costs) incurred in connection with the redevelopment are capitalized to the extent such costs do not exceed the estimated fair value when complete. To the extent such costs exceed the estimated fair value of such property, the excess would be charged to expense.

      We evaluate the recoverability of our investment in real estate whenever events or changes in circumstances indicate that the carrying amount of an asset may be impaired. Our assessment of recoverability of our real estate assets includes, but is not limited to, recent operating results, expected net operating cash flow and our plans for future operations. For the years ended, December 31, 2002, 2001 and 2000, none of our assets were considered impaired.

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

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      We are required to make subjective assessments as to whether there are impairments in the value of other assets. These assessments have a direct impact on our consolidated financial statements if events or changes in circumstances indicate that the carrying amount of these assets might not be recoverable.

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

      Stock-Based Compensation — We have two stock-based compensation plans, which are described more fully in Note 17 to the consolidated financial statements. We account for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the two plans had an exercise price equal to the market value of the underlying common shares on the date of grant.

      Reclassification — Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 presentation.

3. Recent Accounting Pronouncements

      In June 2001, The Financial Accounting Standards Board, also known as FASB, issued Statement of Financial Accounting Standard No. 141 “Business Combinations” (“SFAS 141”). This statement requires that the purchase method of accounting be used for all business combinations and the separate allocation of purchase price to intangible assets, including leases, if specific criteria are met. The provisions of this SFAS are required for all business combinations initiated after June 30, 2001. This statement prohibits the use of the pooling of interest method of accounting for business combinations. The adoption of SFAS 141 did not have a material impact on our consolidated financial statements, but it may have an impact in future years.

      The FASB issued Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”) in June 2001. This statement changes the accounting for the amortization of goodwill and other intangible assets acquired in a business combination from an amortization method to an impairment-only method. The implementation of this statement requires the use of significant judgment to determine how to measure the fair value of intangible assets. Effective January 1, 2002, we adopted SFAS 142. The adoption of this statement did not have a material impact on our consolidated financial statements.

      Effective January 1, 2002, we adopted Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS 144 requires an impairment loss to be recognized if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. This statement requires the use of one of two present value techniques to measure the fair value of an asset. In addition, this statement requires us to account for the sale of shopping centers in discontinued operations and not as part of our ongoing operations. The adoption of SFAS 144 resulted in reporting the operating results of a shopping center and the gain on sale of a shopping center as discontinued operations for all periods presented in the consolidated statements of income. Using our best estimates based on reasonable and supportable assumptions and projections, we review for impairment such long-lives assets whenever events or changes in circumstances indicate that the carrying amount of these assets might not be recoverable and no material impairment occurred since we adopted this pronouncement.

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In April 2002, the FASB issued Statement of Financial Accounting Standard No. 145 “Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” which eliminates the requirement to report gains and losses from extinguishment of debt as extraordinary unless they meet the criteria of APB Opinion 30. This Statement also amends other existing pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This Statement is effective for the year ending December 31, 2003. We do not expect this pronouncement to have a material impact on our consolidated financial statements.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”) which improves financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. This statement is effective for years beginning after December 31, 2002. We do not expect the provisions of SFAS 146 to have a material impact on our financial position or results of operations.

      In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”) which amends FASB No. 123, “Accounting for Stock-Based Compensation.” This statement provided alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure requirements of Statement No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We elected not to change our method of accounting for stock-based compensation from the intrinsic value method to the fair value method. However, we adopted the disclosure provisions of SFAS 148 as of December 31, 2002. The adoption expanded our disclosure of stock-based compensation, but did not impact our financial position or results of operations.

      In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” (“FIN 45”). This interpretation expands the disclosure to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. Interpretation 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for its fair value of the obligation undertaken in issuing the guarantee. FIN 45 is effective for guarantees issued or modified after December 31, 2002. We do not expect the provisions of FIN 45 will have a material impact on our consolidated financial statements.

      In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” The objective of this Interpretation is to provide guidance on how to identify a variable interest entity (“VIE”) and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the entity’s expected residual returns, if they occur. FIN 46 also requires additional disclosure by primary beneficiaries and other significant variable interest holders. The disclosure provisions of this Interpretation become effective upon issuance. The consolidated requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and in the fiscal year or interim period beginning after June 15, 2003 to existing variable interest entities.

      We are currently in the process of evaluating all of our joint venture relationships which are described in Note 9 in order to determine whether the entities are variable interest entities and whether we are considered to be the primary beneficiary or whether we hold a significant variable interest.

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4. Consolidation of Ramco-Gershenson, Inc.

      Through our operating partnership, Ramco-Gershenson Properties, L.P., we own 100% of the non-voting and voting common stock of Ramco-Gershenson, Inc. (“Ramco”), the management company which provides property management services to us and to other entities. We previously accounted for our investment in Ramco under the equity method. As of January 1, 2001, Ramco elected to be a taxable real estate investment trust subsidiary for federal income tax purposes. In conjunction with the tax election, we entered into an option agreement to purchase the remaining voting common stock of Ramco, which was exercised. Subsequent to December 31, 2000, the assets, liabilities, revenue and expenses of Ramco have been included in the accompanying consolidated financial statements.

      The following unaudited pro forma consolidated results of operations for the year ended December 31, 2000, assumes that Ramco was included in the consolidated financial statements as of January 1, 2000 (in thousands, except per share data):

Revenue	$89,128
Expenses	76,151

Operating income	12,977

Net income	$11,756

Net income:
Basic earnings per share	$1.17

Diluted earnings per share	$1.17

      The effect of including Ramco in the Consolidated Balance Sheet was to increase the following accounts as of January 1, 2001 and to reduce equity investments:

Cash	$179
Accounts receivable	1,627
Other assets	3,447
Accounts payable and accrued expenses	(993)

Reduction in equity investments in unconsolidated entities	$4,260

5. Accounts Receivable — Net

      Accounts receivable include $12,791 and $10,560 of unbilled straight-line rent receivables at December 31, 2002 and December 31, 2001 respectively. Straight line rent receivable at December 31, 2002 includes approximately $3,289 due from Kmart Corporation. On January 14, 2003, Kmart announced its intention to close an additional 326 stores, including one store leased from us at our Tel-Twelve shopping center. Kmart will continue to be lease obligated for this location unless Kmart rejects the lease as part of its bankruptcy proceedings. If the Tel-Twelve lease is rejected, the collectibility of the straight line rent receivable in the amount of $2,900 is unlikely, and could result in an adverse effect on future results of operations.

      We provide for bad debt expense based upon the reserve method of accounting. We continuously monitor the collectibility of our accounts receivable (billed, unbilled and straight-line) from specific tenants, analyze historical bad debts, customer credit worthiness, current economic trends and changes in tenant payment terms when evaluating the adequacy of the allowance for bad debts. When tenants are in bankruptcy, we make estimates of the expected recovery of pre-petition and post-petition claims. The ultimate resolution of these claims can exceed one year. Accounts receivable in the accompanying balance sheet is shown net of an allowance for doubtful accounts of $1,573 and $1,773 as of December 31, 2002 and 2001 respectively.

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Bad debt expense amounted to $211, $735 and $330 for the years ended December 31, 2002, 2001 and 2000, respectively.

6. Investment in Real Estate

      Investment in real estate at December 31, consists of the following:

	2002	2001

Land	$94,924	$77,546
Buildings and improvements	588,717	471,317
Construction in progress	23,451	8,486

	707,092	557,349
Less: accumulated depreciation	(78,139)	(61,080)

Investment in real estate — net	$628,953	$496,269

7. Acquisition of Joint Venture Properties

      In May 2002 we acquired an additional 75% ownership interest in RPT/INVEST, LLC, which owns two community centers: Chester Springs and Rivertowne Square. As a result of this purchase, we became the 100% owner of the two centers. The transaction resulted in a net payment to our joint venture partner of approximately $8,714 in cash and we assumed $22,000 of debt.

      During November 2002, we acquired an additional 90% ownership interest in Rossford Development LLC, which owns Crossroads Centre located in Rossford, Ohio. As a result of this purchase, we became the 100 percent owner of this center. The purchase price amounted to $1,373 and we assumed debt of $20,246.

      In December 2002, we acquired an additional 75 percent ownership interest in RPT/INVEST II, LLC, which owns East Town Plaza shopping center located in Madison, Wisconsin. We paid our joint venture partner approximately $3,992 in cash and assumed $12,000 of debt. This additional investment resulted in us becoming the 100% owner of the center.

      Prior to acquiring the 100% interest in the above mentioned shopping centers, we accounted for the shopping centers using the equity method of accounting. Accordingly, our share of the earnings of these joint ventures our included in earnings from unconsolidated entities in the consolidated statements of income.

      The acquisitions of the additional interest in these above-mentioned shopping centers were accounted for using the purchase method of accounting and the results of operations have been included in the consolidated financial statements since the date of acquisitions. The excess of the fair value over the net book basis of the interest in these four shopping centers have been allocated to land and buildings, and no goodwill was recorded. The preliminary purchase price allocation is subject to adjustment until finalized, which is expected within one year of the date of acquisition.

8. Property Acquisitions and Dispositions

      We acquired three properties during 2002 at an aggregate cost of $45,500. These acquisitions have been accounted for using the purchase method of accounting and the results of their operations have been included in the consolidated financial statements since the date of acquisition. The purchase prices were allocated to the assets acquired and liabilities assumed based upon their estimated fair market value, and no goodwill was

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recorded. The preliminary purchase price allocation is subject to adjustment until finalized, which is expected within one year from the date of acquisition.

			Purchase	Debt
Acquisition Date	Property Name	Property Location	Price	Assumed

May 2002	Horizon Village	Suwanee, GA	$11,300	$6,840
May 2002	The Crossroads at Royal Palm	Royal Palm Beach, FL	18,500	—
June 2002	Coral Creek Shops	Coconut Creek, FL	15,700	—

      In April 2002, we sold Hickory Corners for cash of $10,272, resulting in a gain on sale of approximately $2,164, net of minority interest. Hickory Corners’ results of operations and the gain on sale have been included in income from discontinued operations in the Consolidated of Statements of Income for the three years ended December 31, 2002.

      In January 2001, we sold White Lake MarketPlace for cash of $20,200, resulting in a gain on sale of approximately $5,300. See Note 20. In addition, we sold our Athens Town Center property and four parcels of land and recognized an additional aggregate gain of $250.

      During 2000, we sold two parcels of land and recognized an aggregate gain of $3,795. In addition, a subsidiary of Ramco, an unconsolidated entity, sold a parcel of land and recognized a gain of $249.

9. Investments in and Advances to Unconsolidated Entities

      We have investments in the following unconsolidated entities:

Ownership as of
Unconsolidated Entities	December 31, 2002

28th Street Kentwood Associates	50%
S-12 Associates	50%
Ramco/West Acres LLC	40%
Ramco/Shenandoah LLC	40%
PLC Novi West Development, LLC	10%

      In September 2001, we invested $756 for a 40 percent interest in a joint venture, Ramco/West Acres LLC. Simultaneously, the joint venture acquired West Acres Commons shopping center located in Flint Township, Michigan for a purchase price of approximately $11,000 and assumed a mortgage note of $9,407.

      In November 2001, we invested $1,713 for a 40 percent interest in a joint venture, Ramco/ Shenandoah LLC. The remaining 60% of Ramco/ Shenandoah LLC is owned by various partnerships and trusts for the benefit of family members of one of our trustees, who also serves as a trustee for several of these trusts. The joint venture acquired Shenandoah Square shopping center located in Davie, Florida for a purchase price of approximately $16,300.

      During the year ended December 31, 2001, we earned acquisition fees of $165 and $163, respectively, from the above-mentioned joint ventures. Under terms of the joint venture agreements, we are responsible for the leasing and management of the projects, for which we receive management fees and leasing fees. The joint venture agreements included a buy-sell provision whereby we have the right to purchase or sell the properties during specific time periods.

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Our unconsolidated entities had the following debt outstanding at December 31, 2002:

	Balance	Interest	Maturity
Unconsolidated Entities	outstanding	Rate	Date

28th Street Kentwood Associates	$10,214	6.25%	July 2003
S-12 Associates	1,351	7.50	May 2016
Ramco/ West Acres LLC	9,313	8.14	April 2010
Ramco/ Shenandoah LLC	12,905	7.33	February 2012
PLC Novi West Development, LLC	57,677	4.13	July 2003

	$91,460

      Combined condensed financial information of our unconsolidated entities is summarized as follows:

	2002	2001	2000

ASSETS
Investment in real estate, net	$131,304	$104,594	$63,805
Other assets	8,775	6,151	8,428

Total Assets	$140,079	$110,745	$72,233

LIABILITIES
Mortgage notes payable	$91,460	$94,080	$58,804
Other liabilities	1,466	3,287	4,335

Total Liabilities	92,926	97,367	63,139
Owners’ equity	47,153	13,378	9,094

Total Liabilities and Owners’ Equity	$140,079	$110,745	$72,233

Company’s equity investments in unconsolidated entities	$9,578	$7,139	$8,915
Advances to unconsolidated entities		698	422

Total Equity Investments in and Advances to Unconsolidated Entities	$9,578	$7,837	$9,337

Revenues
Property revenues	$18,679	$13,986	$9,450
Fees and management income			3,841
Leasing/development cost reimbursements			2,485

Total Revenues	18,679	13,986	15,776

Expenses
Property expenses	15,685	9,302	8,276
Employee expenses			6,574
Office and other expenses			1,683

Total Expenses	15,685	9,302	16,533

Earnings (loss) before gain on sale of real estate	2,994	4,684	(757)
Gain on sale of real estate			249

Excess (deficiency) of revenues over expenses	2,994	4,684	(508)
Cost reimbursement from Operating Partnership			1,682

Income	$2,994	$4,684	$1,174

Company’s share of income	$797	$932	$465

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Our share of the unconsolidated entities’ income of $797, $932 and $465, for the years ended December 31, 2002, 2001 and 2000, was reduced by $7 in 2002, $119 in 2001, and $267 in 2000, which represents depreciation and amortization adjustments arising from our net basis adjustments in the unconsolidated entities’ assets. These adjustments result in net earnings of $790, $813, and $198 from the unconsolidated entities’ for the years ended December 31, 2002, 2001 and 2000, respectively.

      For the years ended December 31, 2002 and 2001, Ramco, the management company which provides property management services to us and to other entities, is included in the consolidated financial statements. Prior to January 1, 2001, Ramco was accounted for under the equity method. See Note 4 to the consolidated financial statements.

      As a result of us acquiring the remaining 100 percent interest in four shopping centers that were previously included in unconsolidated entities, the above financial information decreased in 2002. See Note 7.

10. Other Assets

      Other assets at December 31 are as follows:

	2002	2001

Leasing costs	$18,894	$14,908
Prepaid expenses and other	12,847	6,765
Deferred financing costs	9,075	5,872

	40,816	27,545
Less: accumulated amortization	(14,325)	(10,485)

	26,491	17,060
Proposed development and acquisition costs	1,421	8,394

Other assets, net	$27,912	$25,454

      During 2002, we purchased an existing mortgage note receivable for $2,377, which bears interest at 16.75% (18.75% during any period of default), due December 1, 2002. The note is secured by a mortgage on property adjacent to our Naples Towne Center in Naples, Florida. Certain defaults have occurred with respect to this note, including the failure of the borrower to make the monthly payments of principal and interest. In August 2002, we entered into a long term lease for this vacant retail building and adjoining occupied retail space, and we were given an option to purchase the lease property during the period January 1 through June 30, 2003. At December 31, 2002, the mortgage note receivable is included as a prepaid expense. See Note 23 to the consolidated financial statements.

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

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11. Mortgages and Notes Payable

      Mortgages and notes payable at December 31 consist of the following:

	2002	2001

Fixed rate mortgages with interest rates ranging from 6.50% to 8.81%, due at various dates through 2012	$250,852	$195,290
Floating rate mortgages at 75% of the rate of long-term Capital A rated utility bonds, due January 1, 2010, plus supplemental interest to equal LIBOR plus 200 basis points, if applicable. The effective rate at December 31, 2002, was 4.60% and at December 31, 2001, was 6.41%	6,220	6,560
Floating rate mortgage, with an interest rate at prime or LIBOR plus 200 basis points, due September 2005. The effective rate at December 31, 2002, was 3.41% and at December 31, 2001 was 4.75%	21,000	21,000
Floating rate mortgages, with an interest rate at LIBOR plus 175 basis points, due August 2003, with one year extension available. The effective rate at December 31, 2002 was 3.18%	21,930	—
Floating rate mortgage, with an interest rate at LIBOR plus 232 basis points, due May 2003, with two, one year extensions available. The effective rate at December 31, 2002, was 3.70%	12,000	—
Construction loan financing, with an interest rate at LIBOR plus 175 basis points due June 2003, including renewal option. The effective rate at December 31, 2002, was 3.30%. Maximum borrowings of $27,000	20,246	—
Unsecured term loan, with an interest rate at LIBOR plus 400 basis points, paid in full in 2002	—	22,125
Unsecured Revolving Credit Facility, with an interest rate at LIBOR plus 325 to 375 basis points over LIBOR, due December 2005, maximum borrowings of $40,000, zero balance outstanding	—	—
Secured Revolving Credit Facility, with an interest rate at LIBOR plus 150 to 200 basis points, due December 2005, maximum available borrowings of $125,000. The effective rate at December 31, 2002, was 6.79% and at December 31, 2001, was 6.64%	91,000	102,300

	$423,248	$347,275

      The mortgage notes and construction loans are secured by mortgages on properties that have an approximate net book value of $489,943 as of December 31, 2002. The Secured Revolving Credit Facility is secured by mortgages on various properties that have an approximate net book value of $138,304 as of December 31, 2002.

      The $125,000 Secured Revolving Credit Facility bears interest between 150 and 200 basis points over LIBOR depending on certain of our leverage ratios. (using 175 basis points over LIBOR at December 31, 2002, the effective interest rate was 6.8%, including interest rate swap agreements) and is secured by mortgages on various properties.

      The Unsecured Revolving Credit Facility bears interest between 325 and 375 basis points over LIBOR depending on certain debt ratios (using 363 basis points over LIBOR at December 31, 2002, the effective interest rate was 6.8%, including interest rate swap agreements). At our option, we can increase the available amount of borrowings by $10,000 to $50,000.

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At December 31, 2002, outstanding letters of credit issued under the Secured Revolving Credit Facility, not reflected in the accompanying consolidated balance sheet, total approximately $2,026.

      The Secured Revolving Credit Facility and the Unsecured Revolving Credit Facility contain financial covenants relating to loan to asset value, minimum operating coverage ratios, and a minimum equity value. As of December 31, 2002, we were in compliance with the covenant terms.

      The mortgage loans (other than our Secured Revolving Credit Facility) encumbering our properties, including properties held by our unconsolidated joint ventures (See Note 9, are generally non-recourse, subject to certain exceptions for which we would be liable for any resulting losses incurred by the lender. These exceptions vary from loan to loan but generally include fraud or a material misrepresentation, misstatement or omission by the borrower, intentional or grossly negligent conduct by the borrower that harms the property or results in a loss to the lender, filing of a bankruptcy petition by the borrower, either directly or indirectly, and certain environmental liabilities. In addition, upon the occurrence of certain of such events, such as fraud or filing of a bankruptcy petition by the borrower, we would be liable for the entire outstanding balance of the loan, all interest accrued thereon and certain other costs, penalties and expenses.

      The following table presents scheduled principal payments on mortgages and notes payable as of December 31, 2002:

Year end December 31,
2003	$66,055
2004	17,688
2005	105,818
2006	101,900
2007	47,149
Thereafter	84,638

Total	$423,248

      It is our intention to extend the various mortgages and construction loan that mature during 2003 on a long-term basis, or to increase the revolving credit facilities. We are currently negotiating the terms of the debt agreements. However, there can be no assurance that we will be able to refinance our debt on commercially reasonable or any other terms.

12. Derivative Financial Instruments

      Effective January 1, 2001, we adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). This statement, as amended, requires us to measure all derivatives at fair value on the Consolidated Balance Sheet as an asset or liability, depending on our rights and obligations under each derivative contract. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are deferred and recorded as a component of other comprehensive income (“OCI”) until the hedged transactions occur and are recognized in earnings. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the ineffective portion of a hedged derivative are recognized in earnings in the current period.

      Under the terms of the Secured Revolving Credit Facility, we are required to maintain interest rate swap agreements to reduce the impact of changes in interest rates on our variable rate debt. The following table

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

summarizes the notional values and fair values of our derivative financial instruments as of December 31, 2002 (dollars in thousands):

Hedge	Notional	LIBOR	Fair
Type	Value	Interest Rate	Value

Cash Flow	$25,000	6.3%	$(1,230)
Cash Flow	25,000	4.9%	(680)
Cash Flow	10,000	5.1%	(279)
Cash Flow	10,000	5.3%	(477)
Cash Flow	10,000	5.5%	(503)
Cash Flow	5,000	5.0%	(264)

	$85,000		$(3,433)

      During 2002, we acquired additional 90% interest in Rossford Development LLC (“Rossford”). This acquisition was accounted for using the purchases method of accounting. At the time of the acquisition, Rossford had an interest rate swap agreement outstanding with a notional value of $10,000 and an interest rate of 5.5%. The fair value of this swap agreement was a liability of $503 and was included in accounts payable at the date of acquisition.

      On the date we enter into an interest rate swap, we designate the derivate as a hedge against the variability of cash flows that are to be paid in connection with a recognized liability. Subsequent changes in the fair value of a derivative designated as a cash flow hedge that is determined to be highly effective is recorded in OCI until earnings are affected by the variability of cash flows of the hedged transaction. The differential between fixed and variable rates to be paid or received is accrued, as interest rates change, and recognized currently in the Consolidated Statement of Income. We are exposed to credit loss in the event of non-performance by the counter party to the interest rate swap agreements, however, we do not anticipate non-performance by the counter party.

      The adoption of SFAS 133 resulted in a transition adjustment loss charged to OCI of $348 as of January 1, 2001. For the year ended December 31, 2002, the change in fair market value of the interest rate swap agreements decreased the charge to accumulated OCI by $249 and for the year ended December 31, 2001, the change in fair value of the interest rate swap agreements increased the charge to accumulated OCI by $2.8 million.

13. Leases

      Approximate future minimum revenues from rentals under noncancelable operating leases in effect at December 31, 2002, assuming no new or renegotiated leases nor option extensions on lease agreements, are as follows:

Year ended December 31,
2003	$63,776
2004	58,758
2005	52,348
2006	46,989
2007	42,308
Thereafter	288,008

Total	$552,187

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      We lease office space under an operating lease that expires on June 30, 2004. Rent expense under this lease amounted to $363 in 2002 and 2001 and 2000. Future minimum rental payments are as follows:

Year ended December 31,
2003	$363
2004	182

Total	$545

14. Earnings per Share

      The following table sets forth the computation of basic and diluted earnings per share (EPS) (in thousands, except share and per share data):

	2002	2001	2000

Numerator:
Net Income	$11,006	$13,863	$11,756
Preferred stock dividends	(1,151)	(3,360)	(3,360)
Gain on redemption of preferred shares	2,425	—	—

Income available to common shareholders for basic and diluted EPS	$12,280	$10,503	$8,396
Denominator:
Weighted-average common shares for basic EPS	10,529,495	7,104,714	7,185,603
Effect of dilutive securities:
Options outstanding	98,113	20,465	1,778

Weighted-average common shares for diluted EPS	10,627,608	7,125,179	7,187,381

Basic EPS	$1.17	$1.48	$1.17

Diluted EPS	$1.16	$1.47	$1.17

      Conversion of the Series A Preferred Shares and of the Operating Partnership Units totaling 3,730,909 in 2002 and 4,944,977 in 2001 and 2000 would have been antidilutive and, therefore, were not considered in the computation of diluted earnings per share.

15. Change in Method of Accounting for Percentage Rental Revenue

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

16. Shareholders’ Equity

      On April 29, 2002, we issued 4.2 million common shares of beneficial interest in a public offering. On May 29, 2002, we issued an additional 630,000 common shares upon the exercise by the underwriters of their over-allotment option. We received total net proceeds of $77,698, based on an offering price of $17.50 per share. A portion of the net proceeds from the offering were used to redeem 1.2 million of our Series A

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Preferred Shares. The redemption of Series A Preferred Shares resulted in a gain of $2,425. The remaining 200,000 shares of our Series A Preferred Shares automatically converted into 286,537 common shares.

      On November 5, 2002, we completed a $25,000 public offering of 1.0 million shares of 9 1/2 percent Series B cumulative Preferred Shares of beneficial interest. The aggregate net proceeds of this offering were $23,804. Dividends on the Series B Preferred Shares are payable quarterly in arrears. We may, but we are not required to, redeem the Series B Preferred Shares anytime after November 5, 2007, at a redemption price of $25.00 per share, plus accrued and unpaid dividends. A portion of the net proceeds from this offering were used to purchase the equity interest of our joint venture partners in East Town Plaza and from Rossford Development LLC and purchase the fee interest in the property adjacent to our Naples, Florida shopping center.

      The Series B Preferred Shares rank senior to the common shares with respect to dividends and the distribution of assets in the event of our liquidation, dissolution or winding up. The Series B Preferred Shares are not convertible into or exchangeable for any of our other securities or property.

      Holders of Series B Preferred Shares generally have no voting rights. However, if we do not pay dividends on the Series B Preferred Shares for six or more quarterly periods (whether or not consecutive), the holders of the Series B Preferred Shares will be entitled to vote at the next annual meeting of shareholders for the election of two additional trustees to serve on the board of trustees until we pay all dividends which we owe on Series B Preferred Shares.

      We have a dividend reinvestment plan that allows for participating shareholders to have their dividend distributions automatically invested in additional shares of beneficial interest in us based on the average price of the shares acquired for the distribution.

17. Benefit Plans

Stock Option Plans

      1996 Share Option Plan — In May 1996, we adopted the 1996 Share Option Plan (the “Plan”) to enable our employees to participate in the ownership of the Company. The Plan was amended in June 1999 to provide for the maximum number of common shares available for issuance under the Plan to equal 9 percent of the total number of issued and outstanding common shares (on a fully diluted basis assuming the exchange of all OP units and Series A Preferred Shares for common shares), which number would equal approximately 1,368,000 common shares at December 31, 2002. The Plan provides for the award of up to 1,368,000 stock options to purchase common shares of beneficial interest, at the fair market value at the date of grant, to executive officers and employees of the Company. The Plan is administered by the independent trustee members of the Compensation Committee of the Board of Trustees, whose members are not eligible for grants under the Plan. Stock options granted under the Plan vest and become exercisable in installments on each of the first three anniversaries of the date of grant and expire ten years after the date of grant. No more than 50,000 share options may be granted to any one individual in any calendar year.

      1997 Non-Employee Trustee Stock Option Plan — During 1997, we adopted the 1997 Non-Employee Trustee Stock Option Plan (the “Trustees’ Plan”) which permits us to grant non-qualified options to purchase up to 100,000 common shares of beneficial interest in the Company at the fair market value at the date of grant. Each Non-Employee Trustee will be granted an option to purchase 2,000 shares annually on our annual meeting date, beginning June 10, 1997. Stock options granted to participants vest and become exercisable in installments on each of the first two anniversaries of the date of grant and expire ten years after the date of grant.

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table reflects the stock option activity at December 31:

	2002		2001		2000

		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	653,605	$15.97	667,629	$16.04	519,324	$16.71
Granted	12,000	19.35	12,000	17.33	162,000	14.11
Cancelled or expired	(8,617)	17.83	(19,191)	19.02	(13,695)	18.60
Exercised	(48,713)	16.60	(6,833)	16.42	—	—

	608,275	$15.96	653,605	$15.97	667,629	$16.04

Options exercisable at year-end	540,271		532,269		424,954

Weighted-average fair value of options granted during the year	$1.40		$0.90		$0.49

      The following table summarizes the characteristics of the options outstanding and exercisable at December 31, 2002:

		Options Outstanding
				Options Exercisable
		Weighted-Average
Range of		Remaining	Weighted-Average		Weighted-Average
Exercise Price	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$14.06-$19.63	606,275	5.5	$15.94	538,271	$16.02
$21.63-$21.63	2,000	5.3	21.63	2,000	21.63

	608,275	5.5	$15.96	540,271	$16.05

      The fair value of options granted during 2002, 2001 and 2000 was immaterial on the date of grant. All options granted were non-qualified share options. The fair value of the options was determined using the Black-Scholes option pricing model with the following weighted average assumptions used:

	2002	2001	2000

Risk-free interest rate	4.3%	4.8%	6.5%
Dividend yield	8.7%	9.7%	11.9%
Volatility	21.5%	19.5%	17.3%
Weighted average expected life	5.0	5.0	5.0

      We account for the two stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the two plans had an exercise price equal to the market value of the underlying common shares on the date of grant. The following table illustrates the effect on net income and earnings per share as if we had applied the fair value recognition

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

	Years Ended December 31,

	2002	2001	2000

Net Income, as reported	$11,006	$13,863	$11,756
Less total stock-based employee compensation expense determined under fair value method for all awards	(45)	(65)	(78)

Pro forma net income	$10,961	$13,798	$11,678

Earnings per share:
Basic — as reported	$1.17	$1.48	$1.17

Basic — pro forma	$1.16	$1.47	$1.16

Diluted — as reported	$1.16	$1.47	$1.17

Diluted — pro forma	$1.15	$1.46	$1.16

401(k) Plan

      We sponsor a 401(k) defined contribution plan covering substantially all officers and employees of the Company which allows participants to defer up to a maximum of 17.5% of their compensation. We contribute up to a maximum of 50% of the employee’s contribution, up to a maximum of 5%, of an employee’s annual compensation. During 2002, 2001 and 2000, our matching cash contributions were $163, $154 and $57, respectively.

18. Financial Instruments

      The carrying values of cash and cash equivalents, receivables, accounts payable and accrued expenses are reasonable estimates of their fair values because of the short maturity of these financial instruments. As of December 31, 2002 and 2001 the carrying amounts of our borrowings under variable rate debt approximated fair value.

      We estimated the fair value of fixed rate mortgages using a discounted cash flow analysis, based on our incremental borrowing rates for similar types of borrowing arrangements with the same remaining maturity. At December 31, 2002, the fair value of our fixed rate debt amounted to $284,599 compared to the carrying amount of $250,852.

      Considerable judgment is required to develop estimated fair values of financial instruments. The fair value of our fixed rate debt is greater than the carrying amount, settlement at the reported fair value may not be possible or may not be a prudent management decision. The estimates presented herein are not necessary indicative of the amounts we could realize on disposition of the financial instruments.

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19. Quarterly Financial Data (Unaudited)

      The following table sets forth the quarterly results of operations for the years ended December 31, 2002 and 2001 (in thousands, except per share amounts):

			Earnings Per Share

	Revenues	Net income	Basic	Diluted

Quarter ended:
March 31, 2002	$21,739	$2,437	$0.23	$0.23
June 30, 2002	21,430	4,322	0.65	0.56
September 30, 2002	23,044	2,621	0.21	0.21
December 31, 2002	25,010	1,626	0.11	0.11
Quarter ended:
March 31, 2001	$23,184	$6,336	$0.77	$0.69
June 30, 2001	21,101	2,634	0.25	0.25
September 30, 2001	22,283	2,674	0.26	0.26
December 31, 2001	22,934	2,219	0.19	0.19

      During the second quarter of 2002, we redeemed 1.2 million of our Series A preferred shares for approximately $26,571, resulting in a gain of $2,425.

      During the fourth quarter of 2002, general and administrative expenses increased. The increase is attributable to a $1.2 million expense related to Michigan Single Business Tax for the taxable years ended December 31, 2001, 2000 and 1999. In 1995, the State of Michigan changed the method of computing the capital acquisition deduction for multi-state taxpayers. The change in the law has been vigorously challenged in the courts by a number of taxpayers. In January 2003, we were informed that the Michigan Supreme Court elected not to review the appellate courts decision that overturned a favorable lower court ruling in favor of a taxpayer. Since we had previously paid the additional tax for the above-mentioned taxable years and filed a protective claim requesting a refund, we recorded a receivable from the State of Michigan. As a result of the Michigan Supreme Court’s decision not to hear the case, we reversed the receivable and recognized an expense.

      Earnings per share, as reported in the above table, are based on weighted average common share outstanding during the quarter and, therefore, may not agree with the earnings per share calculated for the years ended December 31, 2002 and 2001.

20. Transactions With Related Parties

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

      Under terms of an agreement with Pontiac Mall Limited Partnership, we continue to manage the property and receive management fees. We received $76 in 2002 and $70 in 2001 for management fees from the partnership.

      In November 2001, we invested $1,713 for a 40 percent interest in a joint venture, Ramco/ Shenandoah LLC. The remaining 60% of Ramco/ Shenandoah LLC is owned by various partnerships and trusts for the benefit of family members of one of our trustees, who also serves as a trustee for several of these trusts. The

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

joint venture acquired Shenandoah Square shopping center located in Davie, Florida for a purchase price of approximately $16,300.

      We have management agreements with various partnerships and perform certain administrative functions on behalf of entities owned in part by certain trustees and/or officers of the Company. The following revenue was earned during the three years ended December 31, 2001 from these related parties:

	2002	2001	2000

Management fees	$415	$322	$391
Leasing fee income	77	—	77
Acquisition fee	—	163	—
Brokerage commission and other	—	57	8
Payroll reimbursement	58	88	88

Total	$550	$630	$564

      We had receivables from related entities in the amount of $78 at December 31, 2002 and $355 at December 31, 2001.

21. Commitments and Contingencies

      During the third quarter of 1994, we held more than 25% of the value of our total assets in short-term Treasury Bill reverse repurchase agreements, which could be viewed as non-qualifying assets for purposes of determining whether we qualify to be taxed as a REIT. We requested that the IRS enter into a closing agreement with us that our ownership of the short-term Treasury Bill reverse repurchase agreements will not adversely affect our status as a REIT. The IRS deferred any action relating to this issue pending the further examination of our taxable years ended December 31, 1991 through 1994. As discussed below, the field examination has since been completed and the IRS has proposed to disqualify us as a REIT for our taxable year ended December 31, 1994, based on our ownership of the short-term Treasury Bill reverse repurchase agreements. Our former tax counsel, Battle Fowler LLP, had rendered an opinion on March 6, 1996, that our investment in the short-term Treasury Bill reverse repurchase agreements would not adversely affect our REIT status. This opinion, however, is not binding upon the IRS or any court.

      In connection with the incorporation and distribution of all of the shares of Atlantic Realty Trust (“Atlantic”) in May 1996, we entered into a tax agreement with Atlantic under which Atlantic assumed all our tax liability arising out of the IRS’ then ongoing examination, excluding any tax liability relating to any actions or events occurring, or any tax return position taken after May 10, 1996, but including liabilities for additions to tax, interest, penalties and costs relating to covered taxes. Under the tax agreement, a group of our Trustees consisting of Stephen R. Blank, Arthur Goldberg and Joel Pashcow has the right to control, conduct and effect the settlement of any claims for taxes for which Atlantic assumed liability. Accordingly, Atlantic does not have any control as to the timing of the resolution or disposition of any such claims. In addition, the tax agreement provides that, to the extent any tax which Atlantic is obligated to pay under the tax agreement can be avoided through the declaration of a “deficiency dividend” (that is, our declaration and payment of a distribution that is permitted to relate back to the year for which the IRS determines a deficiency in order to satisfy the requirement for REIT qualification that we distribute a certain minimum amount of our “REIT taxable income” for such year), we will make, and Atlantic will reimburse us for the amount of, such deficiency dividend.

      In addition to examining our taxable years ended December 31, 1991 through 1994, the IRS examined our taxable year ended December 31, 1995. The IRS revenue agent issued an examination report on March 1, 1999 (which is hereinafter referred to as the “First Report”). As previously noted, the First Report proposes to disqualify us as a REIT for our taxable year ended December 31, 1994, based on our ownership of the

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

short-term Treasury Bill reverse repurchase agreements. In addition, the First Report proposes to adjust our “REIT taxable income” for our taxable years ended December 31, 1991, 1992, 1993, and 1995. In this regard, we and Atlantic received an opinion from special tax counsel, Wolf, Block, Schorr and Solis-Cohen, on March 25, 1996, that, to the extent there is a deficiency in our “REIT taxable income” for our taxable years ended December 31, 1991 through 1994, and provided we timely make a deficiency dividend, our status as a REIT for those taxable years would not be affected. The First Report acknowledges that we may avoid disqualification for failure to meet the distribution requirement with respect to a year for which our income is increased by payment of a deficiency dividend. However, the First Report notes that the payment of a deficiency dividend cannot cure our disqualification as a REIT for the taxable year ended December 31, 1994, based on our ownership of the short-term Treasury Bill reverse repurchase agreements.

      We believe that most of the positions set forth in the First Report are unsupported by the facts and applicable law. Accordingly, on April 30, 1999, we filed a protest with the Appeals Office of the IRS to contest most of the positions set forth in the First Report. The Appeals Officer returned the case file to the revenue agent for further development. On October 29, 2001, the revenue agent issued a new examination report (which is hereinafter referred to as the “Second Report”) that arrived at very much the same conclusions as the First Report. We filed a protest of the Second Report with the IRS on November 29, 2001, and we had several meetings with the appellate conferee, subsequent to filing the protest. If a satisfactory result cannot be obtained through the administrative appeals process, judicial review of the determination is available to us. In addition, the IRS is currently conducting an examination of us for the taxable years ended December 31, 1996, and 1997, and of one of our subsidiary partnerships for the taxable years ended December 31, 1997, 1998 and 1999, and may shortly begin examination of us and/or the subsidiary partnership for subsequent taxable years.

      Based on the Second Report, we could be liable for up to $58.8 million in combined taxes, penalties and interest through March 31, 2003. However, the Second Report acknowledges (as does the First Report as noted above) that we can avoid disqualification as a REIT for certain of our examined tax years if we distribute a deficiency dividend to our shareholders. The distribution of a deficiency dividend would be deductible by us, thereby reducing our liability for federal income tax. Based on the Second Report, the proposed adjustments to our “REIT taxable income” would require us to pay a deficiency dividend to our current shareholders resulting in combined taxes, penalties, interest and deficiency dividends of approximately $61.1 million as of March 31, 2003.

      If, notwithstanding the above-described opinions of legal counsel, the IRS successfully challenges our status as a REIT for any taxable year, we will be able to re-elect REIT status commencing with the fifth succeeding taxable year (or possibly an earlier taxable year if we meet certain relief provisions under the Internal Revenue Code).

      In the notes to the consolidated financial statements made part of Atlantic’s most recent quarterly report on Form 10-Q filed with the Securities and Exchange Commission for the quarter ended September 30, 2002, Atlantic has disclosed its liability for the tax deficiencies (and interest and penalties on the tax deficiencies) proposed to be assessed against us by the IRS for the taxable years ended December 31, 1991 through 1995, as reflected in each of the First Report and Second Report. We believe, but can provide no assurance, that Atlantic currently has sufficient assets to pay such tax deficiencies, interest and penalties. According to the quarterly report on Form 10-Q filed by Atlantic for its quarter ended September 30, 2002, Atlantic had net assets on September 30, 2002, of approximately $62.3 million (as determined pursuant to the liquidation basis of accounting). If the amount of tax, interest and penalties assessed against us ultimately exceeds the amounts proposed in each of the First Report and Second Report, however, because interest continues to accrue on the proposed tax deficiencies, or if additional tax deficiencies are proposed or for any other reason, then Atlantic may not have sufficient assets to reimburse us for all amounts we must pay to the IRS, and we would be required to pay the difference out of our own funds. Accordingly, the ultimate resolution of any controversy

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

over tax liabilities covered by the above-described tax agreement may have a material adverse effect on our financial position, results of operations or cash flows, including if we are required to distribute deficiency dividends to our shareholders and/or pay additional taxes, interest and penalties to the IRS in amounts that exceed the value of Atlantic’s net assets. Moreover, the IRS may assess us with taxes that Atlantic is not required under the above-described tax agreement to pay, such as taxes arising from the recently-commenced examination of us for the taxable years ended December 31, 1996, and 1997, and of our subsidiary partnership for the taxable years ended December 31, 1997, 1998 and 1999. There can be no assurance, therefore, that the IRS will not assess us with substantial taxes, interest and penalties which Atlantic cannot, is not required to, or otherwise does not pay.

      In connection with the development and expansion of various shopping centers as of December 31, 2002, we have entered into agreements for construction costs of approximately $642.

      We are currently involved in certain litigation arising in the ordinary course of business. We believe that this litigation will not have a material adverse effect on our consolidated financial statements.

22. Pro Forma Financial Information

      The following unaudited supplemental pro forma information is presented as if the property acquisitions made during 2002 had occurred on January 1, 2000 (see Notes 7 and 8). In management’s opinion, all adjustments necessary to reflect the property acquisitions have been made. The pro forma financial information is presented for informational purposes only and may not necessarily indicative of what the actual results of operations would have been had the acquisitions occurred as indicated nor does it purport to represent the results of operations for future periods.

	Years Ended December 31,

	2002	2001	2000

REVENUES
Minimum rents	$68,721	$72,292	$68,720
Percentage rents	1,179	1,656	1,973
Recoveries from tenants	27,422	26,439	27,402
Fees and management income	1,527	2,485	—
Interest and other income	2,493	2,845	3,049

Total revenues	101,342	105,717	101,144

EXPENSES
Real estate taxes	13,243	11,850	11,537
Recoverable operating expenses	15,263	15,674	16,481
Depreciation and amortization	19,403	18,939	17,105
Other operating	1,592	1,573	1,672
General and administrative	9,276	9,010	6,111
Interest expense	29,786	30,527	32,526

Total expenses	88,563	87,573	85,432

Operating income	12,779	18,144	15,712
Earnings from unconsolidated entities	387	178	55

Income from continuing operations before gain on sale of real estate and minority interest	13,166	18,322	15,767
Gain on sale of real estate	—	5,550	3,795
Minority interest	(2,537)	(5,316)	(4,613)

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31,

	2002	2001	2000

Income from continuing operations	10,629	18,556	14,949
Discontinued operations, net of minority interest:
Gain on sale of property	2,164	—	—
Income from operations	196	725	705

Income before cumulative effect of change in accounting principle	12,989	19,281	15,654
Cumulative effect of change in accounting principle	—	—	(1,264)

Net income	12,989	19,281	14,390
Preferred stock dividends	(1,151)	(3,360)	(3,360)
Gain on redemption of preferred shares	2,425	—	—

Net income available to common shareholders	$14,263	$15,921	$11,030

Basic earnings per share:
Income from continuing operations	$1.13	$2.14	$1.61
Income from discontinued operations	0.22	0.10	0.10
Cumulative effect of change in accounting principle	—	—	(0.17)

Net income	$1.35	$2.24	$1.54

Diluted earnings per share:
Income from continuing operations	$1.11	$1.98	$1.60
Income from discontinued operations	0.20	0.06	0.07
Cumulative effect of change in accounting principle	—	—	(0.14)

Net income	$1.31	$2.04	$1.53

Basic weighted average shares outstanding	10,529	7,105	7,186

Diluted weighted average shares outstanding	14,359	12,070	12,132

23. Subsequent Events

      On January 29, 2003, we purchased Livonia Plaza shopping center located in Livonia, Michigan. The cost of this property amounted to approximately $13,000 and the purchase price will be allocated to the assets acquired and liabilities assumed based on their fair market values.

      During 2002, we purchased an existing mortgage note receivable, which bears interest at 16.75% (18.75% during any period of default), for approximately $2,400. The note was due December 1, 2002. At the time we acquired the note, the unpaid principal and interest amounted to approximately $4,600. The note is secured by a mortgage on the property located adjacent to our Naples Towne Center in Naples, Florida. The property was previously leased to Kmart Corporation, but the lease was rejected by Kmart in January 2002. Certain defaults have occurred with respect to this note, including the failure of the borrower to make the monthly payments of principal and interest. In August 2002, we entered into a long term lease for this vacant retail building and adjoining occupied retail space, and we were given an option to purchase the lease property during the period January 1 through June 30, 2003. At December 31, 2002, the mortgage note receivable is included as a deposit in Other Assets in the Consolidated Balance Sheet. In February 2003, we exercised our right to acquire a fee interest in the property. Consideration for this property included approximately $100 payment and forgiveness of the note receivable.

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

24. Real Estate Assets

          Net Investment in Real Estate Assets at December 31, 2002

			Year	Year	Year
Property	Location		Constructed(a)	Acquired	Renovated

Alabama
Cox Creek Plaza	Florence	Alabama	1984	1997	2000
Florida
Coral Creek Shops	Coconut Creek	Florida	1992	2002
Crestview Corners	Crestview	Florida	1986	1997	1993
Lantana Shopping Center	Lantana	Florida	1959	1996	2002
Naples Towne Center	Naples	Florida	1982	1996
Pelican Plaza	Sarasota	Florida	1983	1997
Rivertowne Square	Deerfield Beach	Florida	1980	2002
Shoppes of Lakeland	Lakeland	Florida	1985	1996
Southbay Fashion Center	Osprey	Florida	1978	1998
Sunshine Plaza	Tamarac	Florida	1972	1996	2001
The Crossroads	Royal Palm Beach	Florida	1988	2002
Village Lakes Shopping Center	Land O’ Lakes	Florida	1987	1997
Georgia
Conyers Crossing	Conyers	Georgia	1978	1998	1989
Holcomb Center	Alpharetta	Georgia	1986	1996
Horizon Village	Suwanee	Georgia	1996	2002
Indian Hills	Calhoun	Georgia	1988	1997
Mays Crossing	Stockbridge	Georgia	1984	1997	1986
Maryland
Crofton Plaza	Crofton	Maryland	1974	1996
Michigan
Auburn Mile	Auburn Hills	Michigan	2000	1999
Clinton Valley Mall	Sterling Heights	Michigan	1977	1996	2002
Clinton Valley Shopping Center	Sterling Heights	Michigan	1985	1996
Eastridge Commons	Flint	Michigan	1990	1996	2001
Edgewood Towne Center	Lansing	Michigan	1990	1996	2001
Ferndale Plaza	Ferndale	Michigan	1984	1996
Fraser Shopping Center	Fraser	Michigan	1977	1996
Jackson Crossing	Jackson	Michigan	1967	1996	2002
Jackson West	Jackson	Michigan	1996	1996	1999
Lake Orion Plaza	Lake Orion	Michigan	1977	1996
Madison Center	Madison Heights	Michigan	1965	1997	2000
New Towne Plaza	Canton	Michigan	1975	1996	1998
Oak Brook Square	Flint	Michigan	1982	1996
Roseville Towne Center	Roseville	Michigan	1963	1996	2001
Southfield Plaza	Southfield	Michigan	1969	1996	1999
Taylor Plaza	Taylor	Michigan	1970	1996
Tel-Twelve	Southfield	Michigan	1968	1996	2002
West Oaks I	Novi	Michigan	1979	1996	1998
West Oaks II	Novi	Michigan	1986	1996	2000
White Lake Marketplace	White Lake Township	Michigan	1999	1998

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Initial Cost			Gross Cost at
	to Company			End of Period(b)
			Subsequent
		Building and	Capitalized		Building and
Property	Land	Improvements(f)	Costs	Land	Improvements

Alabama
Cox Creek Plaza	$589	5,336	1,468	932	6,461
Florida
Coral Creek Shops	1,565	14,085	94	1,572	14,172
Crestview Corners	400	3,602	162	400	3,764
Lantana Shopping Center	2,590	2,600	9,085	2,590	11,685
Naples Towne Center	218	1,964	356	218	2,320
Pelican Plaza	710	6,404	196	710	6,600
Rivertowne Square	951	8,587	109	954	8,693
Shoppes of Lakeland	1,279	11,543	970	1,279	12,513
Southbay Fashion Center	597	5,355	142	597	5,497
Sunshine Plaza	1,748	7,452	10,548	1,748	18,000
The Crossroads	1,850	16,650	75	1,857	16,718
Village Lakes Shopping Center	862	7,768	51	862	7,819
Georgia
Conyers Crossing	729	6,562	651	729	7,213
Holcomb Center	658	5,953	657	658	6,610
Horizon Village	1,133	10,200	102	1,143	10,292
Indian Hills	706	6,355	109	707	6,463
Mays Crossing	725	6,532	139	725	6,671
Maryland
Crofton Plaza	3,201	6,499	1,473	3,201	7,972
Michigan
Auburn Mile	15,704	0	12,388	23,478	4,614
Clinton Valley Mall	1,101	9,910	5,972	1,101	15,882
Clinton Valley Shopping Center	399	3,588	1,823	523	5,287
Eastridge Commons	1,086	9,775	2,061	1,086	11,836
Edgewood Towne Center	665	5,981	6	645	6,007
Ferndale Plaza	265	2,388	47	265	2,435
Fraser Shopping Center	363	3,263	164	363	3,427
Jackson Crossing	2,249	20,237	11,031	2,249	31,268
Jackson West	2,806	6,270	6,117	2,707	12,486
Lake Orion Plaza	470	4,234	126	471	4,359
Madison Center	817	7,366	2,803	817	10,169
New Towne Plaza	817	7,354	1,520	817	8,874
Oak Brook Square	955	8,591	302	955	8,893
Roseville Towne Center	1,403	13,195	2,295	1,403	15,490
Southfield Plaza	1,121	10,090	1,310	1,121	11,400
Taylor Plaza	400	1,930	152	400	2,082
Tel-Twelve	3,819	43,181	22,505	3,819	65,686
West Oaks I	0	6,304	4,875	1,768	9,411
West Oaks II	1,391	12,519	5,766	1,391	18,285
White Lake Marketplace	2,965	0	(2,721)	244	0

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Accumulated
Property	Total	Depreciation(c)	Encumbrances

Alabama
Cox Creek Plaza	7,393	973	(d	)
Florida
Coral Creek Shops	15,744	193	(e	)
Crestview Corners	4,164	479	(d	)
Lantana Shopping Center	14,275	1,001	(d	)
Naples Towne Center	2,538	476	(d	)
Pelican Plaza	7,310	996	(d	)
Rivertowne Square	9,647	679	(e	)
Shoppes of Lakeland	13,792	1,858	(d	)
Southbay Fashion Center	6,094	660	(d	)
Sunshine Plaza	19,748	2,993	(e	)
The Crossroads	18,575	261	(e	)
Village Lakes Shopping Center	8,681	984	(d	)
Georgia
Conyers Crossing	7,942	828	(d	)
Holcomb Center	7,268	1,108	(d	)
Horizon Village	11,435	162	(e	)
Indian Hills	7,170	848	(d	)
Mays Crossing	7,396	877	(d	)
Maryland
Crofton Plaza	11,173	2,206	(d	)
Michigan
Auburn Mile	28,092	259	(e	)
Clinton Valley Mall	16,983	1,996	(e	)
Clinton Valley Shopping Center	5,810	769	(d	)
Eastridge Commons	12,922	2,254	(e	)
Edgewood Towne Center	6,652	1,013	(d	)
Ferndale Plaza	2,700	419	(d	)
Fraser Shopping Center	3,790	674	(e	)
Jackson Crossing	33,517	4,527	(e	)
Jackson West	15,193	2,117	(e	)
Lake Orion Plaza	4,830	738	(e	)
Madison Center	10,986	1,452	(e	)
New Towne Plaza	9,691	1,455	(e	)
Oak Brook Square	9,848	1,643	(e	)
Roseville Towne Center	16,893	2,633	(e	)
Southfield Plaza	12,521	1,956	(e	)
Taylor Plaza	2,482	321	(d	)
Tel-Twelve	69,505	8,507	(e	)
West Oaks I	11,179	1,454	(e	)
West Oaks II	19,676	2,658	(e	)
White Lake Marketplace	244	0

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Year	Year	Year
Property	Location		Constructed(a)	Acquired	Renovated

New Jersey
Chester Springs	Chester	New Jersey	1970	2002	1999
North Carolina
Hickory Corners	Hickory	North Carolina		1997	1999
Holly Springs Plaza	Franklin	North Carolina	1988	1997	1992
Ridgeview Crossing	Elkin	North Carolina	1989	1997	1995
Ohio
OfficeMax Center	Toledo	Ohio	1994	1996
Crossroads Centre	Rossford	Ohio	2001	2002
Spring Meadows Place	Holland	Ohio	1987	1996	1997
Troy Towne Center	Troy	Ohio	1990	1996	2002
South Carolina
Edgewood Square	North Augusta	South Carolina	1989	1997	1997
Taylors Square	Greenville	South Carolina	1989	1997	1995
Tennessee
Cumberland Gallery	New Tazewell	Tennessee	1988	1997
Highland Square	Crossville	Tennessee	1988	1997
Northwest Crossing	Knoxville	Tennessee	1989	1997	1995
Northwest Crossing II	Knoxville	Tennessee	1999	1999
Stonegate Plaza	Kingsport	Tennessee	1984	1997	1993
Tellico Plaza	Lenoir City	Tennessee	1989	1997
Virginia
Aquia Towne Center	Stafford	Virginia	1989	1998
Wisconsin
East Town Plaza	Madison	Wisconsin	1992	2002	2000
West Allis Towne Center	West Allis	Wisconsin	1987	1996
Totals

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Initial Cost			Gross Cost at
	to Company			End of Period(b)
			Subsequent
		Building and	Capitalized		Building and
Property	Land	Improvements(f)	Costs	Land	Improvements

New Jersey
Chester Springs	2,409	21,786	155	2,416	21,934
North Carolina
Hickory Corners	798	7,192	(7,990)	0	0
Holly Springs Plaza	829	7,470	101	829	7,571
Ridgeview Crossing	1,054	9,494	79	1,054	9,573
Ohio
OfficeMax Center	227	2,042	0	227	2,042
Crossroads Centre	5,800	20,709	2,403	5,972	22,940
Spring Meadows Place	1,662	14,959	1,164	1,662	16,123
Troy Towne Center	930	8,372	2,219	1,081	10,440
South Carolina
Edgewood Square	1,358	12,229	46	1,358	12,275
Taylors Square	1,581	14,237	660	1,721	14,757
Tennessee
Cumberland Gallery	327	2,944	26	327	2,970
Highland Square	913	8,189	94	913	8,283
Northwest Crossing	1,284	11,566	313	1,284	11,879
Northwest Crossing II	570	0	1,625	570	1,625
Stonegate Plaza	606	5,454	290	606	5,744
Tellico Plaza	611	5,510	23	612	5,532
Virginia
Aquia Towne Center	2,187	19,776	255	2,187	20,031
Wisconsin
East Town Plaza	1,768	16,216	0	1,768	16,216
West Allis Towne Center	1,866	16,789	56	1,866	16,845

	$86,087	$514,557	$106,448	$92,958	$614,134

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Accumulated
Property	Total	Depreciation(c)	Encumbrances

New Jersey
Chester Springs	24,350	1,771	(e	)
North Carolina
Hickory Corners	0	0
Holly Springs Plaza	8,400	994	(d	)
Ridgeview Crossing	10,627	1,251	(e	)
Ohio
OfficeMax Center	2,269	340	(d	)
Crossroads Centre	28,912	671	(e	)
Spring Meadows Place	17,785	2,920	(e	)
Troy Towne Center	11,521	1,655	(e	)
South Carolina
Edgewood Square	13,633	1,590	(d	)
Taylors Square	16,478	1,889	(e	)
Tennessee
Cumberland Gallery	3,297	395	(d	)
Highland Square	9,196	1,072	(e	)
Northwest Crossing	13,163	1,519	(e	)
Northwest Crossing II	2,195	127	(d	)
Stonegate Plaza	6,350	742	(e	)
Tellico Plaza	6,144	716	(d	)
Virginia
Aquia Towne Center	22,218	2,174	(e	)
Wisconsin
East Town Plaza	17,984	1,067	(e	)
West Allis Towne Center	18,711	2,819	(e	)

	$707,092	$78,139

(a)	If prior to May 1996, constructed by a predecessor of the Company

(b)	The aggregate cost of land and buildings and improvements for federal income tax purposes is approximately $513 million.

(c)	Depreciation for all properties is computed over the useful life which is generally forty years

(d)	The property is pledged as collateral on the secured line of credit.

(e)	The property is pledged as collateral on secured mortgages.

(f)	Refer to Footnote 2 for a summary of the Company’s capitalization policies.

        The changes in real estate assets and accumulated depreciation for the years ended December 31, are as follows:

Real Estate Assets	2002	2001

Balance at beginning of period	$557,349	$557,995
Land Development/ Acquisitions	123,968	140
Capital Improvements	33,840	21,587
Sale of Assets	(8,065)	(22,373)

Balance at end of period	$707,092	$557,349

Accumulated Depreciation	2002	2001

Balance at beginning of period	$61,080	$48,366
Sales/Retirements	(855)	(944)
Depreciation	17,914	13,658

Balance at end of period	$78,139	$61,080

RAMCO-GERSHENSON PROPERTIES TRUST

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2002, 2001 and 2000

	Balance at
	Beginning	Charged		Balance at
	of Year	to Expense	Deductions	End of Year

	(Dollars in thousands)
Year ended December 31, 2002 —
Allowance for doubtful accounts	$1,773	$211	$411	$1,573
Year ended December 31, 2001 —
Allowance for doubtful accounts	$1,283	$735	$245	$1,773
Year ended December 31, 2000 —
Allowance for doubtful accounts	$1,490	$330	$537	$1,283