Form 10-Q
period 2003-03-31
RAMCO GERSHENSON PROPERTIES TRUST
filed 2003-05-13
CIK 842183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended March 31, 2003

or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

     Number of common shares of beneficial interest ($.01 par value) of the Registrant outstanding as of March 31, 2003: 12,300,791

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

INDEX

		Page No.

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets — March 31, 2003 (unaudited) and December 31, 2002	2
	Consolidated Statements of Income and Comprehensive Income (unaudited) — Three Months Ended March 31, 2003 and 2002	3
	Consolidated Statement of Shareholders’ Equity (unaudited) — Three Months Ended March 31, 2003	4
	Consolidated Statements of Cash Flows (unaudited) — Three Months Ended March 31, 2003 and 2002	5
	Notes to Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 4.	Controls and Procedures	16
PART II. OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	17

PART I — FINANCIAL INFORMATION

Item 1.     Financial Statements

RAMCO-GERSHENSON PROPERTIES TRUST

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	March 31,	December 31,
	2003	2002

	(Unaudited)
Assets
Investment in real estate, net	$642,027	$628,953
Cash and cash equivalents	9,682	9,974
Accounts receivable, net	23,439	21,425
Equity investments in and advances to unconsolidated entities	9,647	9,578
Other assets, net	25,191	27,912

Total Assets	$709,986	$697,842

Liabilities and Shareholders’ Equity
Mortgages and notes payable	$438,905	$423,248
Distributions payable	6,991	6,384
Accounts payable and accrued expenses	18,323	20,621

Total Liabilities	464,219	450,253
Minority Interest	46,147	46,586
Commitments and Contingencies	—	—
Shareholders’ Equity
Preferred Shares, par value $.01, 10,000 shares authorized; 1,000 Series B shares issued and outstanding, liquidation values of $25,000.	23,804	23,804
Common Shares of Beneficial Interest, par value $.01, 30,000 shares authorized; 12,300 and 12,268 issued and outstanding, respectively	122	122
Additional paid-in capital	234,213	233,648
Accumulated other comprehensive loss	(2,269)	(2,930)
Cumulative distributions in excess of net income	(56,250)	(53,641)

Total Shareholders’ Equity	199,620	201,003

Total Liabilities and Shareholders’ Equity	$709,986	$697,842

See notes to consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	For the Three
	Months Ended
	March 31,

	2003	2002

Revenues:
Minimum rents	$17,446	$13,868
Percentage rents	659	522
Recoveries from tenants	7,703	5,948
Fees and management income	208	651
Interest and other income	479	750

Total revenues	26,495	21,739

Expenses:
Real estate taxes	3,300	2,572
Recoverable operating expenses	4,282	3,384
Depreciation and amortization	5,102	4,010
Other operating	389	312
General and administrative	2,221	2,051
Interest expense	7,340	6,310

Total expenses	22,634	18,639

Operating income	3,861	3,100
Earnings from unconsolidated entities	82	169

Income from continuing operations before minority interest	3,943	3,269
Minority interest	(792)	(983)

Income from continuing operations	3,151	2,286
Income from discontinued operations, net of minority interest	—	151

Net income	3,151	2,437
Preferred stock dividends	(594)	(828)

Net income available to common shareholders	$2,557	$1,609

Basic earnings per share:
Income from continuing operations	$0.21	$0.21
Income from discontinued operations	0.00	0.02

Net income	$0.21	$0.23

Diluted earnings per share:
Income from continuing operations	$0.21	$0.20
Income from discontinued operations	0.00	0.03

Net income	$0.21	$0.23

Basic weighted average shares outstanding	12,277	7,089

Diluted weighted average shares outstanding	12,410	7,146

Net Income	$3,151	$2,437
Other comprehensive income:
Unrealized gains on interest rate swaps	661	832

Comprehensive income	$3,812	$3,269

See notes to consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

		Common		Accumulated
		Stock	Additional	Other	Cumulative	Total
	Preferred	Par	Paid-In	Comprehensive	Earnings/	Shareholders’
	Stock	Value	Capital	Loss	Distributions	Equity

Balance, January 1, 2003	$23,804	$122	$233,648	$(2,930)	$(53,641)	$201,003
Cash distributions declared					(5,166)	(5,166)
Preferred shares dividends declared					(594)	(594)
Stock options exercised			565			565
Net income and comprehensive income				661	3,151	3,812

Balance, March 31, 2003	$23,804	$122	$234,213	$(2,269)	$(56,250)	$199,620

See notes to consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Three Months
	Ended March 31,

	2003	2002

Cash Flows from Operating Activities:
Net income	$3,151	$2,437
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	5,102	4,095
Amortization of deferred financing costs	301	241
Earnings from unconsolidated entities	(82)	(169)
Minority interest	792	1,046
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(2,014)	340
Other assets	1,656	988
Accounts payable and accrued expenses	(1,637)	(819)

Cash Flows Provided By Operating Activities	7,269	8,159

Cash Flows from Investing Activities:
Capital expenditures	(4,180)	(11,718)
Acquisition of real estate	(13,105)	—
Repayment of advances to unconsolidated entities	—	(127)
Distributions received from unconsolidated entities	13	287

Cash Flows Used In Investing Activities	(17,272)	(11,558)

Cash Flows from Financing Activities:
Cash distributions to shareholders	(5,153)	(2,978)
Cash distributions to operating partnership unit holders	(1,231)	(1,237)
Cash dividends paid on preferred shares	—	(847)
Repayment of Credit Facility	(6,098)	(1,200)
Principal repayments on Unsecured Revolving Credit Facility	(2,998)	(875)
Principal repayments on mortgages payable	(8,093)	(1,132)
Purchase and retirement of common shares	—	(42)
Payment of deferred financing costs	(127)	(190)
Borrowings on Credit Facility	8,098	6,420
Borrowings on Unsecured Revolving Credit Facility	24,748	5,000
Proceeds from exercise of stock options	565	—

Cash Flows Provided By Financing Activities	9,711	2,919

Net Decrease in Cash and Cash Equivalents	(292)	(480)
Cash and Cash Equivalents, Beginning of Period	9,974	5,542

Cash and Cash Equivalents, End of Period	$9,682	$5,062

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest during the period	$7,305	$5,978

Supplemental Disclosures of Noncash Items:
Increase in fair value of interest rate swaps	$661	$832

See notes to consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

1.     Basis of Presentation and Summary of Significant Accounting Policies

     Basis of Presentation

      The accompanying interim financial statements and related notes of the Company are unaudited; however, they have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting, the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules. The unaudited interim financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial statements for the interim periods have been made. The results for interim periods are not necessarily indicative of the results for a full year.

     Reclassifications

      Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 presentation.

2.     Accounts Receivable — Net

      Accounts receivable include $13,397 and $12,791 of unbilled straight-line rent receivables at March 31, 2003 and December 31, 2002, respectively. Straight line rent receivable at March 31, 2003 includes approximately $3,379 due from Kmart Corporation.

      On January 14, 2003, Kmart announced its intention to close an additional 326 stores, including one store leased from us at our Tel-Twelve shopping center. Kmart did not reject the lease and has expressed its intentions to assume and assign the lease to another retail anchor tenant. If Kmart terminates the Tel-Twelve lease, the straight line rent receivable in the amount of $2,982 may be uncollectible, and could result in an adverse effect on future results of operations.

3.     Investment in Real Estate

      Investment in real estate consists of the following:

	March 31, 2003	December 31, 2002

	(Unaudited)
Land	$97,611	$94,924
Buildings and improvements	622,284	588,717
Construction in progress	4,480	23,451

	724,375	707,092
Less: accumulated depreciation	(82,348)	(78,139)

Investment in real estate — net	$642,027	$628,953

      On January 29, 2003, we acquired Livonia Plaza shopping center located in Livonia, Michigan for approximately $13,100. The purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair market value and no goodwill was recorded. The preliminary purchase price allocation is subject to adjustment until finalized, which is expected within one year from date of acquisition.

4.     Other Assets

      Other assets consist of the following:

	March 31, 2003	December 31, 2002

	(Unaudited)
Leasing costs	$19,672	$18,894
Prepaid expenses and other	12,895	15,436
Deferred financing costs	9,202	9,075

	41,769	43,405
Less: accumulated amortization	(17,809)	(16,914)

	23,960	26,491
Proposed development and acquisition costs	1,231	1,421

Other assets — net	$25,191	$27,912

5.     Mortgages and Notes Payable

      Mortgages and notes payable consist of the following:

	March 31, 2003	December 31, 2002

	(Unaudited)
Fixed rate mortgages with interest rates ranging from 6.50% to 8.81%, due at various dates through 2012	$242,919	$250,852
Floating rate mortgages at 75% of the rate of long-term Capital A rated utility bonds, due January 1, 2010 plus supplemental interest to equal LIBOR plus 200 basis points, if applicable. The effective rate at March 31, 2003 was 4.58% and at December 31, 2002 was 4.60%	6,130	6,220
Floating rate mortgage, with interest rate at prime or LIBOR plus 200 basis points, due September 2005. The effective rate at March 31, 2003 was 3.34% and at December 31, 2002 was 3.41%	21,000	21,000
Floating rate mortgages, with an interest rate at LIBOR plus 175 basis points, due August 2003, with one year extension available. The effective rate at March 31, 2003 was 3.09% and at December 31, 2002 was 3.18%	21,860	21,930
Floating rate mortgage, with an interest rate at LIBOR plus 232 basis points, due May 2003, with two, one year extensions available. The effective rate at March 31, 2003 was 3.66% and at December 31, 2002 was 3.70%	12,000	12,000
Construction loan financing, with an interest rate at LIBOR plus 175 basis points, due June 2003, including renewal option. The effective rate at March 31, 2003 was 5.20% and at December 31, 2002 was 3.30%. Maximum borrowings of $27,000	20,246	20,246
Unsecured Revolving Credit Facility, with an interest rate at LIBOR plus 325 to 375 basis points over LIBOR, due December 2005, maximum borrowings of $40,000. The effective rate at March 31, 2003 was 5.11%	21,750	—
Secured Revolving Credit Facility, with an interest rate at LIBOR plus 150 to 200 basis points, due December 2005, maximum available borrowings of $125,000. The effective rate at March 31, 2003 was 6.50% and at December 31, 2002 was 6.79%	93,000	91,000

	$438,905	$423,248

      The mortgage notes and construction loans are secured by mortgages on properties that have an approximate net book value of $488,356 as of March 31, 2003. The Secured Revolving Credit Facility is secured by mortgages on various properties that have an approximate net book value of $138,693 as of March 31, 2003.

      The $125,000 Secured Revolving Credit Facility bears interest between 150 and 200 basis points over LIBOR depending on certain debt ratios (using 175 basis points over LIBOR at March 31, 2003, the effective interest rate was 6.5%, including interest rate swap agreements) and is secured by mortgages on various properties. At our option, we can increase the available amount of borrowings by $125,000 to $150,000.

      The Unsecured Revolving Credit Facility bears interest between 325 and 375 basis points over LIBOR depending on certain debt ratios (using 363 basis points over LIBOR at March 31, 2003, the effective interest rate was 5.1%, including interest rate swap agreements). At our option, we can increase the available amount of borrowings by $10,000 to $50,000.

      At March 31, 2003, outstanding letters of credit issued under the Secured Revolving Credit Facility, not reflected in the accompanying consolidated balance sheet, total approximately $2,026.

      The Secured Revolving Credit Facility and the Unsecured Revolving Credit Facility contain financial covenants relating to loan to asset value, minimum operating coverage ratios, and a minimum equity value. As of March 31, 2003, we were in compliance with the covenant terms.

      The mortgage loans (other than our Secured Credit Facility) encumbering our properties, including properties held by our unconsolidated joint ventures, are generally non-recourse, subject to certain exceptions for which we would be liable for any resulting losses incurred by the lender. These exceptions vary from loan to loan but generally include fraud or a material misrepresentation, misstatement or omission by the borrower, intentional or grossly negligent conduct by the borrower that harms the property or results in a loss to the lender, filing of a bankruptcy petition by the borrower, either directly or indirectly, and certain environmental liabilities. In addition, upon the occurrence of certain of such events, such as fraud or filing of a bankruptcy petition by the borrower, we would be liable for the entire outstanding balance of the loan, all interest accrued thereon and certain other costs, penalties and expenses.

      The following table presents scheduled principal payments on mortgages and notes payable as of March 31, 2003:

Year Ended December 31

2003 (April 1 — December 31)	$57,962
2004	17,688
2005	129,568
2006	101,900
2007	47,149
Thereafter	84,638

Total	$438,905

6.     Leases

      Approximate future minimum rentals under noncancelable operating leases in effect at March 31, 2003, assuming no new or renegotiated leases nor option extensions on lease agreements, are as follows:

Year Ended December 31

2003 (April 1 — December 31)	$50,898
2004	62,811
2005	56,335
2006	50,379
2007	45,461
Thereafter	316,046

Total	$581,930

7.     Stock Based Employee Compensation

      We account for our two stock-based compensation plans using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Under this method, no stock-based employee compensation cost is reflected in net income, as all options granted under the two plans had an exercise price equal to the market value of the underlying common shares on the date of grant. The following table illustrates the effect on net income and earnings per share as if we had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,”, to stock-based employee compensation for the three months ended March 31, 2003 and 2002:

	2003	2002

Net income, as reported	$3,151	$2,437
Less total stock-based employee compensation expense determined under fair value method for all awards	(11)	(12)

Pro forma net income	$3,140	$2,425

Earnings per share:
Basic — as reported	$0.21	$0.23

Basic — pro forma	$0.21	$0.23

Diluted — as reported	$0.21	$0.23

Diluted — pro forma	$0.21	$0.22

8.     Commitments and Contingencies

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

      Based on the Second Report, we could be liable for up to $59.1 million in combined taxes, penalties and interest through May 1, 2003. However, the Second Report acknowledges (as does the First Report as noted above) that we can avoid disqualification as a REIT for certain of our examined tax years if we distribute a deficiency dividend to our shareholders. The distribution of a deficiency dividend would be deductible by us, thereby reducing our liability for federal income tax. Based on the Second Report, the proposed adjustments to our “REIT taxable income” would require us to pay a deficiency dividend to our current shareholders resulting in combined taxes, penalties, interest and deficiency dividends of approximately $61.5 million as of May 1, 2003.

      If, notwithstanding the above-described opinions of legal counsel, the IRS successfully challenges our status as a REIT for any taxable year, we will be able to re-elect REIT status commencing with the fifth succeeding taxable year (or possibly an earlier taxable year if we meet certain relief provisions under the Internal Revenue Code).

      In the notes to the consolidated financial statements made part of Atlantic’s most recent annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2002, Atlantic has disclosed its liability for the tax deficiencies (and interest and penalties on the tax deficiencies) proposed to be assessed against us by the IRS for the taxable years ended December 31, 1991 through 1995, as reflected in each of the First Report and Second Report. We believe, but can provide no assurance, that Atlantic currently has sufficient assets to pay such tax deficiencies, interest and penalties. According to the annual report on Form 10-K filed by Atlantic for its year ended December 31, 2002, Atlantic had net assets on December 31, 2002, of approximately $61.9 million (as determined pursuant to the liquidation basis of accounting). If the amount of tax, interest and penalties assessed against us ultimately exceeds the amounts proposed in each of the First Report and Second Report, however, because interest continues to accrue on the proposed tax deficiencies, or if additional tax deficiencies are proposed or for any other reason, then Atlantic may not have sufficient assets to reimburse us for all amounts we must pay to the IRS, and we would be required to pay the difference out of our own funds. Accordingly, the ultimate resolution of any controversy over tax liabilities covered by the above-described tax agreement may have a material adverse effect on our financial position, results of operations or cash flows, including if we are required to distribute deficiency dividends to our shareholders and/or pay additional taxes, interest and penalties to the IRS in amounts that exceed the value of Atlantic’s net assets. Moreover, the IRS may assess us with taxes that Atlantic is not required under the above-described tax agreement to pay, such as taxes arising from the recently-commenced examination of us for the taxable years ended December 31, 1996, and 1997, and of our subsidiary partnership for the taxable years ended December 31, 1997, 1998 and 1999. There can be no assurance, therefore, that the IRS will not assess us with substantial taxes, interest and penalties which Atlantic cannot, is not required to, or otherwise does not pay.

      In connection with the development and expansion of various shopping centers as of March 31, 2003, we have entered into agreements for construction costs of approximately $1,618.

      We are currently involved in certain litigation arising in the ordinary course of business. We believe that this litigation will not have a material adverse effect on our consolidated financial statements.

9.     Subsequent Event

      On May 7, 2003, we purchased Publix at River Crossing shopping center, located in New Port Richey, Florida, for $7,150. The purchase price was comprised of $2,989 in cash and the assumption of $4,161 fixed rate mortgage debt, interest at 6.7%. The purchase price will be allocated to the assets acquired and liabilities assumed based on their fair market values.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results Of Operations

      The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements, including the respective notes thereto which are included in this Form 10-Q.

Liquidity and Capital Resources

      We generated $7.3 million in cash flows from operating activities and $9.7 million from financing activities for the three months ended March 31, 2003. The acquisition of Livonia Plaza shopping center used $13.1 million during the quarter. Borrowings under our Secured Credit Facility provided $2.0 million, net of repayments of $6.1 million, and net borrowings under our Unsecured Revolving Credit Facility provided $21.8 million. During the three months ended March 31, 2003, we repaid $8.0 million of mortgage obligations and paid $6.4 million for cash distributions to shareholders and holders of operating partnership units.

      Our mortgage and notes payable amounted to $438.9 million at March 31, 2003, with a weighted average interest rate of 6.6%. The debt consists of eighteen loans secured by various properties, one Unsecured Revolving Credit Facility loan and the Secured Revolving Credit Facility. Twelve of the fixed rate mortgage loans amounting to $242.9 million have maturities ranging from 2006 to 2012, monthly payments that include regularly scheduled amortization, and fixed interest rates ranging between 6.5% to 8.8.

      Outstanding letters of credit issued under the Secured Revolving Credit Facility amounted to $2.0 million at March 31, 2003.

      Under terms of various debt agreements, we are required to maintain interest rate swap agreements to reduce the impact of changes in interest rate on our floating rate debt. We have interest rate swap agreements with an aggregate notional amount of $85.0 million at March 31, 2003. Based on rates in effect at March 31, 2003, the agreements provide for fixed rates ranging from 6.7% to 8.0% and expire at various dates through January 2004. In March 2003, we entered into new interest rate swap agreements, with an aggregate notional amount of $75.0 million to replace current swap agreements as they expire. Based on rates in effect at March 31, 2003, the agreements provide for fixed rates ranging from 4.4% to 4.7% and will expire in December 2005. We are exposed to credit loss in the event of non-performance by the counter party to the interest rate swap agreements, however we do not anticipate non-performance by the counter party.

      After taking into account the impact of converting our variable rate debt into fixed rate debt by use of the interest rate swap agreements, at March 31, 2003, our variable rate debt accounted for approximately $111.0 million of outstanding debt with a weighted average interest rate of 3.7%. Variable rate debt accounted for approximately 25.3% of our total debt and 13.9% of our total capitalization.

      Our debt to total market capitalization (our debt plus the market value of our equity) ratio was 54.9% at March 31, 2003.

      The properties in which Ramco-Gershenson Properties, L.P. (the “Operating Partnership”), owns an interest and which are accounted for on the equity method of accounting are subject to non-recourse mortgage indebtedness. At March 31, 2003, our pro rata share of non-recourse mortgage debt on the unconsolidated properties (accounted for on the equity method) was $20.3 million with a weighted average interest rate of 6.3%.

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

      Our capital structure at March 31, 2003, includes property specific mortgages, an Unsecured Revolving Credit Facility, the Secured Revolving Credit Facility, our Series B Preferred Shares, our Common Shares and the minority interest in the Operating Partnership. At March 31, 2003, the minority interest in the Operating Partnership represented a 19.3% ownership in the Operating Partnership which, may under certain conditions, be exchanged for an aggregate of 2,931,000 Common Shares.

      As of March 31, 2003, the units in the Operating Partnership Units (“OP Units”) were exchangeable for Common Shares of the Company on a one-for-one basis. We, as sole general partner of the Operating Partnership, have the option, but not the obligation, to settle exchanged OP Units in cash based on the current trading price of our Common Shares. Assuming the exchange of all limited partnership interests in the Operating Partnership, there would have been 15,231,853 of our common shares outstanding at March 31, 2003, with a market value of approximately $334.6 million (based on the closing price of $21.97 per share on March 31, 2003).

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

      As part of our business plan to improve our capital structure and reduce debt, we will continue to pursue the strategy of selling fully-valued properties and to dispose of shopping centers that no longer meet the criteria established for our portfolio. Our ability to obtain acceptable selling prices and satisfactory terms will impact the timing of future sales. Net proceeds from the sale of properties are expected to reduce outstanding debt and to fund any future acquisitions.

      We anticipate that the combination of the availability under the two Credit Facilities, the offering of our common shares, the sale of existing properties, and potential new debt will satisfy our expected working capital requirements through at least the next 12 months. We anticipate adequate liquidity for the foreseeable future to fund future developments, expansions, repositionings, and to continue currently planned capital programs, and to make distributions to our shareholders in accordance with the Code’s requirements applicable to REITs. Although we believe that the combination of factors discussed above will provide sufficient liquidity, no such assurance can be given.

Comparison of Three Months Ended March 31, 2003 to Three Months Ended March 31, 2002

      Total revenues for the three months ended March 31, 2003 were $26.5 million, a $4.8 million increase over the comparable period in 2002. Minimum rents increased $3.6 million, to $17.4 million for the three months ended March 31, 2003 when compared to the three months ended March 31, 2002. We made three acquisitions during 2002 and we also acquired the joint venture partner’s interest in four shopping centers in 2002. The acquisitions of these seven properties contributed $3.4 million of the increase in minimum rents for the three months ended March 31, 2003.

      Recoveries from tenants increased $1.8 million, or 29.5%, to $7.7 million as compared to $5.9 million for the same three months in 2002. Acquisitions made during 2002 contributed $1.2 million to this increase. The overall recovery ratio was 101.6% for the three months ended March 31, 2003, compared to 99.9% for the three months ended March 31, 2002. We expect the recovery ratio to be approximately 98.0% for the twelve months ended December 31, 2003, compared to 96.1% for 2002.

      Percentage rents increased from $522,000 for the three months ended March 31, 2002, to $659,000 for same quarter in 2003. The seven acquisition properties contributed $59,000 to the increase in percentage rents and increased sales by a national tenant at four of our locations contributed $44,000 to the increase. Fees and management income were $443,000 lower in 2003 when compared to the three months ended March 31, 2002. The reduction in fee and management income is due to lost leasing fee revenues from former joint venture properties which were acquired by us during 2002. Interest and other income decreased $271,000 to $479,000 for the three months ended March 31, 2002. This decrease is primarily the result of a $240,000 decrease in lease termination fee revenue in 2003.

      Total expenses for the three months ended March 31, 2003, increased $4.0 million, or 21.4%, to $22.6 million as compared to $18.6 million for the three months ended March 31, 2002. Total expenses related to the acquisitions made during 2002 accounted for $3.3 million of the increase. The increase was due to $1.6 million increase in total recoverable expenses, including recoverable operating expenses and real estate taxes, an increase in depreciation expense of $1.1 million, a $1.0 million increase in interest expense, a $170,000 increase in general and administrative expenses and a $77,000 increase in other operating expenses.

      Total recoverable expenses, including real estate taxes, increased by $1.6 million, to $7.6 million as compared to $6.0 million for the three months ended March 31, 2002. The acquisition of the seven shopping centers during 2002 contributed $1.1 million to this increase. Recoverable expenses related to same centers amounted to an increase of $492,000 for the three months ended March 31, 2003, when compared to the same period in 2002.

      Depreciation and amortization expense increased $1.1 million, or 27.2%, to $5.1 million for the three months ended March 31, 2003. The increase is primarily due to acquisitions made during 2002.

      Other operating expenses increased $77,000, or 24.7%, to $389,000 for the three months ended March 31, 2003, as compared to $312,000 for the three months ended March 31, 2002. This increase is primarily due to the seven shopping centers acquired during 2002.

      General and administrative expenses increased $170,000 to $2.2 million, as compared to $2.1 million for the three months ended March 31, 2002. This increase is principally attributable to increases in salaries, bonuses, fringe benefits expenses and additional professional fees incurred during the three months ended March 31, 2003.

      Interest expense increased $1.0 million, from $6.3 million to $7.3 million during the first quarter of 2003. The increase is the result of higher average loan balances during the three months ended March 31, 2003. Additional mortgages associated with the acquisitions contributed $1.2 million to the increase, offset by a decrease in LIBOR rate during the three months ended March 31, 2003. Capitalized interest, related to redevelopment projects, amounted to $48,000 for the three months ended March 31, 2003, as compared to $229,000 of capitalized interest for the same period in 2002.

      The decrease in minority interest is the result of lower percentage of ownership in the Operating Partnership. At March 31, 2003, the minority interest in the Operating Partnership represents a 19.3% ownership compared to 29.3% share for the same period in 2002.

      Income from discontinued operations for the three months ended March 31, 2002, consists of operating income for the Hickory Corners shopping center, which was sold on April 10, 2002.

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

Sensitivity Analysis

      We are exposed to interest rate risk on our variable rate debt obligations. We are not subject to any foreign currency exchange rate risk or commodity price risk, or other material rate or price risks. Based on our debt and interest rates and the interest rate swap agreements in effect at March 31, 2003, a 100 basis point change in interest rates would affect our earnings and cash flows by approximately $1.0 million.

Funds from Operations

      We consider funds from operations, also known as “FFO,” an appropriate supplemental measure of the financial performance of an equity REIT. Under the NAREIT definition, FFO represents income before minority interest, excluding extraordinary items, as defined under accounting principles generally accepted in the United States of America (“GAAP”), gains on sales of depreciable property, plus real estate related depreciation and amortization (excluding amortization of financing costs), and after adjustments for unconsolidated partnerships and joint ventures. FFO should not be considered an alternative to GAAP net income as an indication of our performance. We consider FFO as a useful measure for reviewing our comparative operating and financial performance between periods or to compare our performance to different REITs. However, our computation of FFO may differ from the methodology for calculating FFO utilized by other real estate companies, and therefore, may not be comparable to these other real estate companies.

      The following table illustrates the calculation of FFO (in thousands):

	Three Months Ended
	March 31,

	2003	2002

Net income available to common shareholders	$2,557	$1,609
Add:
Depreciation and amortization expense	5,098	3,971
Minority interest in partnership:
Continuing operations	792	983
Discontinued operations	—	63

Funds from Operations — basic	8,447	6,626
Add: Convertible preferred share dividends(1)	—	828

Funds from Operations — diluted	$8,447	$7,454

Weighted average equivalent shares outstanding (2)
Basic	15,208	10,034

Diluted	15,341	12,091

Supplemental disclosure:
Straight-line rental income	$606	$357

(1)	Series B preferred shares are not convertible into common shares. Therefore they are excluded from the calculation.

(2)	For basic FFO, represents the weighted average total shares outstanding, assuming the redemption of all Operating Partnership Units for Common Shares. For diluted FFO, represents the weighted average total shares outstanding, assuming the redemption of all Operating Partnership Units for Common Shares, the Series A Preferred Shares converted to Common Shares, and the Common Shares issuable under the treasury stock method upon exercise of stock options.

Capital Expenditures

      During the three months ended March 31, 2003, we spent approximately $1.9 million on revenue-generating capital expenditures including tenant allowances, leasing commissions paid to third-party brokers, legal costs relative to lease documents, and capitalized leasing and construction costs. These types of costs generate a return through rents from tenants over the term of their leases. Revenue-enhancing capital expenditures, including expansions, renovations or repositionings, were approximately $1.8 million. During the three months ended March 31, 2003, we acquired a shopping center for approximately $13.1 million.

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

Item 4.     Controls and Procedures

      Based on the most recent evaluation, which was completed within 90 days of the filing of this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) are effective There were not any significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any corrective actions with regards to significant deficiencies and material weaknesses.

PART II — OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.	Description

EX-99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

      Not applicable.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized as of May 12, 2003.

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

6.	The registrant’s other certifying officer and I have indicated in the quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluations, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003	By:	/s/ DENNIS E. GERSHENSON Dennis E. Gershenson President and Chief Executive Officer

CERTIFICATIONS

I, Richard J. Smith, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Ramco-Gershenson Properties Trust;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in the quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluations, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003	By:	/s/ RICHARD J. SMITH Richard J. Smith Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

EX-99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002