Form 10-Q
period 2003-06-30
RAMCO GERSHENSON PROPERTIES TRUST
filed 2003-08-05
CIK 842183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended June 30, 2003

or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐

     Number of common shares of beneficial interest ($.01 par value) of the Registrant outstanding as of June 30, 2003: 14,466,591

Website access to Company’s Reports

     Ramco-Gershenson Properties Trust’s website address is www.ramco-gershenson.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are available free of charge through our website as soon as reasonably possible after they are electronically filed with, or furnished to, the Securities and Exchange Commission.

INDEX
PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 4. Controls and Procedures
PART II -- OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX
EX-10.52 Assumption and Modification Agreement
EX-10.53 First Amendment to Loan Agreement
EX-10.56 Fixed Rate Note
EX-31.1 Certification Pursuant to Section 302
EX-31.2 Certification Pursuant to Section 302
EX-32.1 Certification Pursuant to Section 906
EX-32.2 Certification Pursuant to Section 302

INDEX

		Page No.

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets — June 30, 2003 (unaudited) and December 31, 2002	2
	Consolidated Statements of Operations and Comprehensive Income (unaudited) — Three Months and Six Months Ended June 30, 2003 and 2002	3
	Consolidated Statement of Shareholders’ Equity (unaudited) — Six Months Ended June 30, 2003	4
	Consolidated Statements of Cash Flows (unaudited) — Six Months Ended June 30, 2003 and 2002	5
	Notes to Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 4.	Controls and Procedures	18
PART II. OTHER INFORMATION
Item 4.	Submission of Matters to a Vote of Security Holders	19
Item 6.	Exhibits and Reports on Form 8-K	19

PART I — FINANCIAL INFORMATION

Item 1.     Financial Statements

RAMCO-GERSHENSON PROPERTIES TRUST

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	June 30,	December 31,
	2003	2002

	(Unaudited)
Assets
Investment in real estate — net	$645,446	$628,953
Cash and cash equivalents	13,577	9,974
Accounts receivable — net	21,605	21,425
Equity investments in and advances to unconsolidated entities	9,604	9,578
Other assets — net	25,933	27,912

Total Assets	$716,165	$697,842

Liabilities and Shareholders’ Equity
Mortgages and notes payable	$402,835	$423,248
Distributions payable	7,902	6,384
Accounts payable and accrued expenses	18,797	20,621

Total Liabilities	429,534	450,253
Minority Interest	43,852	46,586
Commitments and Contingencies	—	—
Shareholders’ Equity
Preferred Shares, par value $.01, 10,000 shares authorized; 1,000 Series B shares issued and outstanding, liquidation value of $25,000	23,804	23,804
Common Shares of Beneficial Interest, par value $.01, 30,000 shares authorized; 14,467 and 12,268 issued and outstanding, respectively	144	122
Additional paid-in capital	285,164	233,648
Accumulated other comprehensive loss	(2,895)	(2,930)
Cumulative distributions in excess of net income	(63,438)	(53,641)

Total Shareholders’ Equity	242,779	201,003

Total Liabilities and Shareholders’ Equity	$716,165	$697,842

See notes to consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenues:
Minimum rents	$17,838	$15,022	$35,284	$28,890
Percentage rents	115	194	774	716
Recoveries from tenants	6,681	5,762	14,384	11,710
Fees and management income	466	229	674	880
Interest and other income	239	223	718	973

Total revenues	25,339	21,430	51,834	43,169

Expenses:
Real estate taxes	3,404	2,728	6,704	5,300
Recoverable operating expenses	3,943	3,242	8,225	6,626
Depreciation and amortization	5,596	4,339	10,698	8,349
Other operating	3,273	382	3,662	694
General and administrative	2,155	2,108	4,376	4,159
Interest expense	7,118	6,056	14,458	12,366

Total expenses	25,489	18,855	48,123	37,494

Operating income (loss)	(150)	2,575	3,711	5,675
Earnings from unconsolidated entities	58	177	140	346

Income (Loss) from continuing operations before loss on sale of real estate and minority interest	(92)	2,752	3,851	6,021
Loss on sale of real estate	(527)	—	(527)	—
Minority interest	101	(590)	(691)	(1,573)

Income (Loss) from continuing operations	(518)	2,162	2,633	4,448
Discontinued operations, net of minority interest:
Gain on sale of property	—	2,164	—	2,164
Income (Loss) from operations	—	(4)	—	147

Net income (loss)	(518)	4,322	2,633	6,759
Preferred dividends	(594)	—	(1,188)	(828)
Gain on redemption of preferred shares	—	2,425	—	2,425

Net income (loss) available to common shareholders	$(1,112)	$6,747	$1,445	$8,356

Basic earnings (loss) per share:
Income (Loss) from continuing operations	$(0.09)	$0.44	$0.12	$0.69
Income from discontinued operations	—	0.21	—	0.26

Net income (loss)	$(0.09)	$0.65	$0.12	$0.95

Diluted earnings (loss) per share:
Income (Loss) from continuing operations	$(0.09)	$0.39	$0.11	$0.66
Income from discontinued operations	—	0.17	—	0.21

Net income	$(0.09)	$0.56	$0.11	$0.87

Weighted average shares outstanding, continuing operations:
Basic	12,709	10,435	12,494	8,771

Diluted	12,889	11,736	12,655	10,451

Weighted average shares outstanding, net income:
Basic	12,709	10,435	12,494	8,771

Diluted	12,889	11,736	12,655	10,451

Net Income (loss)	$(518)	$4,322	$2,633	$6,759
Other comprehensive income:
Unrealized (losses) gains on interest rate swaps	(626)	(817)	35	15

Comprehensive income (loss)	$(1,144)	$3,505	$2,668	$6,774

See notes to consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

				Accumulated
			Additional	Other	Cumulative	Total
	Preferred	Common	Paid-In	Comprehensive	Earnings/	Shareholders’
	Stock	Stock	Capital	Loss	Distribution	Equity

Balance, January 1, 2003.	$23,804	$122	$233,648	$(2,930)	$(53,641)	$201,003
Cash distributions declared					(11,242)	(11,242)
Preferred shares dividends declared					(1,188)	(1,188)
Conversion of Operating Partnership Units to common shares			28			28
Issuance of common stock		22	50,673			50,695
Stock options exercised			815			815
Net income and comprehensive income				35	2,633	2,668

Balance, June 30, 2003.	$23,804	$144	$285,164	$(2,895)	$(63,438)	$242,779

See notes to consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six Months
	Ended June 30,

	2003	2002

Cash Flows from Operating Activities:
Net income	$2,633	$6,759
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	10,698	8,434
Amortization of deferred financing costs	617	481
Write-off of straight line rent receivable	2,982	—
Gain on sale of discontinued operations	—	(2,164)
Loss on sale of real estate	527	—
Earnings from unconsolidated entities	(140)	(346)
Minority interest, continuing operations	691	1,573
Minority interest, discontinued operations	—	61
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(3,162)	(1,179)
Other assets	69	(1,496)
Accounts payable and accrued expenses	(1,867)	805

Cash Flows Provided By Operating Activities	13,048	12,928

Cash Flows from Investing Activities:
Capital expenditures	(34,286)	(64,426)
Acquisition of additional interest in joint venture properties	—	(7,887)
Increase in advances and notes receivables from unconsolidated entities	(936)	—
Proceeds from sale of discontinued operations	—	10,272
Proceeds from sales of real estate	8,500	—
Distributions received from unconsolidated entities	31	468

Cash Flows (Used In) Investing Activities	(26,691)	(61,573)

Cash Flows from Financing Activities:
Cash distributions to shareholders	(10,318)	(5,958)
Cash distributions to operating partnership unit holders	(2,461)	(2,471)
Cash dividends paid on preferred shares	(594)	(1,675)
Redemption of preferred shares	—	(26,571)
Repayment of Credit Facility	(24,098)	(24,150)
Repayment of unsecured term loan	(31,300)	(7,125)
Principal repayments on mortgages payable	(21,451)	(2,260)
Payment of deferred financing costs	(478)	(598)
Purchase and retirement of common shares	—	(42)
Net proceeds from issuance of common shares	50,695	77,698
Borrowings on unsecured term loan	31,300	5,000
Proceeds from mortgages payable	17,038	30,113
Borrowings on Credit Facility	8,098	6,400
Proceeds from exercise of stock options	815	482

Cash Flows Provided By Financing Activities	17,246	48,843

Net Increase in Cash and Cash Equivalents	3,603	198
Cash and Cash Equivalents, Beginning of Period	9,974	5,542

Cash and Cash Equivalents, End of Period	$13,577	$5,740

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest during the period	$14,535	$11,741

Supplemental Disclosures of Noncash Items:
Increase (Decrease) in fair value of interest rate swaps	35	15
Assumed debt of acquired properties	4,161	28,840

See notes to consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

1.	Basis of Presentation

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

     Reclassifications

      Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 presentation.

2.	Recent Accounting Standards

      In April 2003, the Financial Accounting Standards Board, also known as FASB, issued Statement of Financial Accounting Standards No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). This statement amends and clarifies financial and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 on July 1, 2003, as required, had no impact on our consolidated financial statements.

      In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150 “Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity (“SFAS No. 150). This statement establishes how an issuer classifies and measures certain financial instruments that have characteristics of both liabilities and equity. The statement requires that an issuer classify financial instruments that are within its scope as a liability. Previously, many of these instruments were classified as equity. The adoption of this standard on July 1, 2003, as required, had no impact on our consolidated financial statements.

3.	Accounts Receivable — Net

      Accounts receivable include $11,001 and $12,791 of unbilled straight-line rent receivables at June 30, 2003 and December 31, 2002, respectively. Straight line rent receivable at June 30, 2002 includes approximately $407 due from Kmart Corporation which filed for bankruptcy protection in January 2002.

      In June 2003, Kmart Corporation assigned its lease at our Tel-Twelve shopping center to Meijer, Inc., a discount department and grocery store retailer. The assignment of this lease was accounted for as a lease termination and we wrote off a straight line rent receivable of approximately $2,982, with a corresponding charge to other operating expenses.

4.	Investment in Real Estate

      Investment in real estate consists of the following:

	June 30, 2003	December 31, 2002

Land	$98,173	$94,924
Buildings and improvements	626,855	588,717
Construction in progress	6,661	23,451

	731,689	707,092
Less: accumulated depreciation	(86,243)	(78,139)

Investment in real estate — net	$645,446	$628,953

5.	Property Acquisitions and Dispositions

      We acquired two properties during the first six months of 2003 at an aggregate cost of $20,250. The results of operations of these properties, subsequent to their respective acquisition dates, are included in our consolidated financial statements. The purchase prices were allocated to assets acquired and liabilities assumed based upon their estimated fair market value, and no goodwill was recorded. The preliminary purchase price allocation is subject to adjustments when finalized, which is expected to occur within one year from the date of acquisition.

			Purchase	Debt
Acquisition Date	Property Name	Property Location	Price	Assumed

January 2003	Livonia Plaza	Livonia, MI	$13,100	—
May 2003	Publix at River Crossing	New Port Richey, FL	7,150	$4,161

      During the six months ended June 30, 2003, we sold two parcels of land for $3,400 and recognized an aggregate gain of $840.

      In May 2003 we sold approximately 47,800 square feet of a building and related land at our Troy Towne Center for $3,400 and recognized a gain of $1,001. We retained ownership of approximately 144,600 square feet of the building and related land.

      On July 1, 2003, we sold 9.7 acres at the Shoppes of Lakeland center for $1,700 resulting in a $2,368 loss on the sale. For financial reporting purposes we recognized the loss on sale in the second quarter of 2003.

      In June 2001, the FASB issued Statement of Financial Accounting Standard No. 141 “Business Combinations” (“SFAS 141”). This statement requires that the purchase method of accounting be used for all business combinations and the separate allocation of purchase price to intangible assets, including leases, if specific criteria are met. The adoption of SFAS 141 has not had a material impact on our consolidated financial statements, but it may have an impact in the future.

      For asset acquisitions made in the first six months of 2002, the fair values of the tangible assets of the properties acquired have been allocated to the tangible assets consisting of land and buildings and identified intangible assets, including the value of above-market and below market leases, based on their fair values.

      The fair values of the identified intangible assets and liabilities for these acquired properties were determined using above-market and below-market in-place lease values based on the present value of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of the fair market lease rates for the in-place leases, measured over a period equal to the remaining non-cancelable term on the lease.

6.	Other Assets

      Other assets consist of the following:

	June 30, 2003	December 31, 2002

Leasing costs	$20,424	$18,894
Prepaid expenses and other	12,797	15,353
Deferred financing costs	9,554	9,075

	42,775	43,322
Less: accumulated amortization	(18,889)	(16,831)

	23,886	26,491
Proposed development and acquisition costs	2,047	1,421

Other assets — net	$25,933	$27,912

7.	Mortgages and Notes Payable

      Mortgages and notes payable consist of the following:

	June 30, 2003	December 31, 2002

Fixed rate mortgages with interest rates ranging from 5.45% to 8.81%, due at various dates through 2013	$257,993	$250,852
Floating rate mortgages at 75% of the rate of long-term Capital A rated utility bonds, due January 1, 2010 plus supplemental interest to equal LIBOR plus 200 basis points, if applicable. The effective rate at June 30, 2003 was 4.41% and at December 31, 2002 was 4.60%	6,040	6,220
Floating rate mortgage, with interest rate at prime or LIBOR plus 200 basis points, due September 2005. The effective rate at June 30, 2003 was 3.06% and at December 31, 2002 was 3.41%	21,000	21,000
Floating rate mortgages, with an interest rate at LIBOR plus 175 basis points, due August 2003, with one year extension available. The effective rate at June 30, 2003 was 3.03% and at December 31, 2002 was 3.18%	21,790	21,930
Floating rate mortgage, with an interest rate at LIBOR plus 232 basis points, paid in full in 2003	—	12,000
Construction loan financing, with an interest rate at LIBOR plus 175 basis points, due December 2003, including renewal option. The effective rate at June 30, 2003 was 5.07% and at December 31, 2002 was 3.30% Maximum borrowings of $27,000	21,012	20,246
Unsecured Revolving Credit Facility, with an interest rate at LIBOR plus 325 to 375 basis points, due December 2005, maximum borrowings of $40,000	—	—
Secured Revolving Credit Facility, with an interest rate at LIBOR plus 150 to 200 basis points, due December 2005, maximum available borrowings of $125,000. The effective rate at June 30, 2003 was 7.59% and at December 31, 2002 was 6.79%	75,000	91,000

	$402,835	$423,248

      The mortgage notes and construction loans are secured by mortgages on properties that have an approximate net book value of $482,259 as of June 30, 2003. The Secured Revolving Credit Facility is secured by mortgages on various properties that have an approximate net book value of $135,261 as of June 30, 2003.

      It is our intention to refinance two floating rate mortgages, due August 2003, and the construction loan due December 2003, at rates that are commercially reasonable. We are currently negotiating the terms of the debt agreements. However, there can be no assurance that we will be able to refinance our indebtedness on commercially reasonable or any other terms.

      The $125,000 Secured Revolving Credit Facility bears interest between 150 and 200 basis points over LIBOR depending on certain debt ratios (using 200 basis points over LIBOR at June 30, 2003, the effective interest rate was 7.6%, including interest rate swap agreements) and is secured by mortgages on various properties. At our option, we can increase the available amount of borrowings from $125,000 to $150,000.

      The Unsecured Revolving Credit Facility bears interest between 325 and 375 basis points over LIBOR depending on certain debt ratios. At our option, we can increase the available amount of borrowings by $10,000 to $50,000.

      At June 30, 2003, outstanding letters of credit issued under the Secured Revolving Credit Facility, not reflected in the accompanying consolidated balance sheet, total approximately $2,026. At June 30, 2003, we also had other letters of credit outstanding of approximating $1,247.

      The Secured Revolving Credit Facility and the Unsecured Revolving Credit Facility contain financial covenants relating to loan to asset value, minimum operating coverage ratios, and a minimum equity value. As of June 30, 2003, we were in compliance with the covenant terms.

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

      The following table presents scheduled principal payments on mortgages and notes payable as of June 30, 2003:

Year Ended December 31,

2003 (July 1 — December 31)	$45,534
2004	17,992
2005	90,141
2006	102,243
2007	47,513
Thereafter	99,412

Total	$402,835

8.	Leases

      Approximate future minimum rentals under noncancelable operating leases in effect at June 30, 2003, assuming neither new or renegotiated leases nor option extensions on lease agreements, are as follows:

Year Ended December 31,

2003 (July 1 — December 31)	$34,405
2004	65,275
2005	58,730
2006	52,794
2007	45,602
Thereafter	315,107

Total	$571,913

9.	Common Shares Offering

      On June 10, 2003, we issued 2,150,000 common shares of beneficial interest in a public offering. We received total net proceeds of $50,695, based on a net offering price of $23.65 per share. The net proceeds from the offering were used to pay down amounts outstanding under our two Credit Facilities.

10.	Stock Based Employee Compensation

      We account for our two stock-based compensation plans using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Under this method, no stock-based employee compensation cost is reflected in net income, as all options granted under the two plans had an exercise price equal to the market value of the underlying common shares on the date of grant. The following table illustrates the effect on net income and earnings per share as if we had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation for the three months and six months ended June 30, 2003 and 2002:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income (loss), as reported	$(518)	$4,322	$2,633	$6,759
Less total stock-based employee compensation expense determined under fair value method for all awards	(11)	(12)	(22)	(23)

Pro forma net income (loss)	$(529)	$4,310	$2,611	$6,736

Earnings (loss) per share:
Basic — as reported	$(0.09)	$0.65	$0.12	$0.95

Basic — pro forma	$(0.09)	$0.65	$0.12	$0.95

Diluted — as reported	$(0.09)	$0.56	$0.11	$0.87

Diluted — pro forma	$(0.09)	$0.56	$0.11	$0.87

11.	Commitments and Contingencies

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

      We believe that most of the positions set forth in the First Report are unsupported by the facts and applicable law. Accordingly, on April 30, 1999, we filed a protest with the Appeals Office of the IRS to contest most of the positions set forth in the First Report. The Appeals Officer returned the case file to the revenue agent for further development. On October 29, 2001, the revenue agent issued a new examination report (which is hereinafter referred to as the “Second Report”) that arrived at very much the same conclusions as the First Report. We filed a protest of the Second Report with the IRS on November 29, 2001, and we had several meetings with the appellateconfree, subsequent to filing the protest. If a satisfactory result cannot be obtained through the administrative appeals process, judicial review of the determination is available to us. In addition, the IRS is currently conducting an examination of us for the taxable years ended December 31, 1996 and 1997, and of one of our subsidiary partnerships for the taxable years ended December 31, 1997 and 1998, and may shortly begin examination of us and/or the subsidiary partnership for subsequent taxable years.

      Based on the Second Report, we could be liable for up to $60.2 million in combined taxes, penalties and interest through August 1, 2003. However, the Second Report acknowledges (as does the First Report as noted above) that we can avoid disqualification as a REIT for certain of our examined tax years if we distribute a deficiency dividend to our shareholders. The distribution of a deficiency dividend would be deductible by us, thereby reducing our liability for federal income tax. Based on the Second Report, the proposed adjustments to our “REIT taxable income” would require us to pay a deficiency dividend to our current shareholders resulting in combined taxes, penalties, interest and deficiency dividends of approximately $62.6 million as of August 1, 2003.

      If, notwithstanding the above-described opinions of legal counsel, the IRS successfully challenges our status as a REIT for any taxable year, we will be able to re-elect REIT status commencing with the fifth succeeding taxable year (or possibly an earlier taxable year if we meet certain relief provisions under the Internal Revenue Code).

      In the notes to the consolidated financial statements made part of Atlantic’s most recent annual report on Form 10-Q filed with the Securities and Exchange Commission for its quarterly period ended March 31, 2003, Atlantic has disclosed its liability for the tax deficiencies (and interest and penalties on the tax deficiencies) proposed to be assessed against us by the IRS for the taxable years ended December 31, 1991, through 1995, as reflected in each of the First Report and Second Report. We believe, but can provide no assurance, that Atlantic currently has sufficient assets to pay such tax deficiencies, interest and penalties. According to the report on Form 10-Q filed by Atlantic for its quarter ended March 31, 2003, Atlantic had net assets on March 31, 2003, of approximately $63.9 million (as determined pursuant to the liquidation basis of accounting). If the amount of tax, interest and penalties assessed against us ultimately exceeds the amounts proposed in each of the First Report and Second Report, however, because interest continues to accrue on the proposed tax deficiencies, or if additional tax deficiencies are proposed or for any other reason, then Atlantic may not have sufficient assets to reimburse us for all amounts we must pay to the IRS, and we would be required to pay the difference out of our own funds. Accordingly, the ultimate resolution of any controversy over tax liabilities covered by the above-described tax agreement may have a material adverse effect on our financial position, results of operations or cash flows, including if we are required to distribute deficiency dividends to our shareholders and/or pay additional taxes, interest and penalties to the IRS in amounts that exceed the value of Atlantic’s net assets. Moreover, the IRS may assess us with taxes that Atlantic is not required under the above-described tax agreement to pay, such as taxes arising from the recently-commenced examination of us for the taxable years ended December 31, 1996 and 1997, and of our subsidiary partnership for the taxable years ended December 31, 1997, 1998 and 1999. There can be no assurance, therefore, that the IRS will not assess us with substantial taxes, interest and penalties which Atlantic cannot, is not required to, or otherwise does not pay.

      We have completed our due diligence process and we expect to finalize the acquisition of three shopping centers with an aggregate purchase price of approximately $48,000 during 2003. In connection with these acquisitions, we will assume debt aggregating approximately $33,420, with interest rates ranging from 7.7% to 8.2%, due at various dates through 2011.

      In connection with the development and expansion of various shopping centers as of June 30, 2003, we estimate that approximately $29,500 will be incurred to complete the various projects. Of this amount, we have entered into agreements of approximately $7,000.

      We are currently involved in certain litigation arising in the ordinary course of business. We believe that these matters will not have a material adverse effect on our consolidated financial statements.

12.     Subsequent Events

      On July 14, 2003, we acquired for cash, Clinton Pointe shopping center, located in Clinton Township, Michigan. The purchase price of $11,600 will be allocated to the assets acquired based on fair market values.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements of the Company, including the respective notes thereto which are included in this Form 10-Q.

Capital Resources and Liquidity

      We generated $13.0 million in cash flows from operating activities and $17.2 million from financing activities for the six months ended June 30, 2003. Acquisitions of two shopping center used $16.1 million during 2003. In June 2003, we issued 2,150,000 common shares and received net proceeds of $50.7 million. Borrowings under our Secured Revolving Credit Facility decreased $16.0 million, net of borrowings of $8.1 million. During the six months ended June 30, 2003, we repaid $21.5 million of mortgage obligations and paid $12.8 million for cash distributions to shareholders and holders of operating partnership units.

      Our mortgage and notes payable amounted to $402.8 million at June 30, 2003, with a weighted average interest rate of 6.8%. The debt consists of nineteen loans secured by various properties and the Secured Revolving Credit Facility (the Unsecured Revolving Credit Facility had a zero balance at June 30, 2003). Fourteen of the fixed rate mortgage loans amounting to $258.0 million have maturities ranging from 2006 to 2013, monthly payments that include regularly scheduled amortization, and fixed interest rates ranging between 5.5% to 8.8%.

      It is our intention to refinance two floating rate mortgages, due August 2003, and the Construction loan due December 2003, at rates that are commercially reasonable. We are currently negotiating the terms of the debt agreements. However, there can be no assurance that we will be able to refinance our indebtedness on commercially reasonable or any other terms.

      Outstanding letters of credit issued under the Secured Revolving Credit Facility, not reflected in the accompanying consolidated balance sheet, total approximately $2,026. At June 30, 2003, we also had other letters of credit outstanding of approximating $1,247.

      Under terms of various debt agreements, we are required to maintain interest rate swap agreements to reduce the impact of changes in interest rate on our floating rate debt. We have interest rate swap agreements with an aggregate notional amount of $85.0 million at June 30, 2003. Based on rates in effect at June 30, 2003, the agreements for notional amounts aggregating $85.0 million provide for fixed rates ranging from 7.0% to 8.3% and expire at various dates through January 2004. In March 2003, we entered into new interest rate swap agreements, with an aggregate notional amount of $75.0 million to replace current swap agreements as they expire. Based on rates in effect at June 30, 2003, the agreements provide for fixed rates ranging from 4.6% to 4.9% and will expire in December 2005. We are exposed to credit loss in the event of non-performance by the counter party to the interest rate swap agreements, however we do not anticipate non-performance by the counter party.

      After taking into account the impact of converting our variable rate debt into fixed rate debt by use of the interest rate swap agreements, at June 30, 2003, our variable rate debt accounted for approximately $60.0 million of outstanding debt with a weighted average interest rate of 3.2%. Variable rate debt accounted for approximately 14.9% of our total debt and 7.0% of our total capitalization.

      Our debt to total market capitalization (our debt plus the market value of our equity) ratio was 48.2% at June 30, 2003.

      The properties in which Ramco-Gershenson Properties, L.P. (the “Operating Partnership”), owns an interest and which are accounted for on the equity method of accounting are subject to non-recourse mortgage indebtedness. At June 30, 2003, our pro rata share of non-recourse mortgage debt on the unconsolidated properties (accounted for on the equity method) was $20.6 million with a weighted average interest rate of 6.2%.

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

      Our capital structure at June 30, 2003, includes property-specific mortgages, an Unsecured Revolving Credit Facility, the Secured Revolving Credit Facility, our Series B Preferred Shares, our Common Shares and the minority interest in the Operating Partnership. At June 30, 2003, the minority interest in the Operating Partnership represented a 16.8% ownership in the Operating Partnership which, may under certain conditions, be exchanged for an aggregate of 2,929,000 Common Shares.

      As of June 30, 2003, the units in the Operating Partnership Units (“OP Units”) were exchangeable for Common Shares of the Company on a one-for-one basis. We, as sole general partner of the Operating Partnership, have the option, but not the obligation, to settle exchanged OP Units in cash based on the current trading price of our Common Shares. Assuming the exchange of all limited partnership interests in the Operating Partnership, there would have been 17,396,103 of our common shares outstanding at June 30, 2003, with a market value of approximately $405.3 million (based on the closing price of $23.30 per share on June 30, 2003).

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

      We anticipate that the combination of the availability under the two Credit Facilities, potential additional offerings of our common shares, the sale of existing properties, and potential new debt will satisfy our expected working capital requirements through at least the next 12 months. We anticipate adequate liquidity for the foreseeable future to fund future developments, expansions, repositionings, and to continue currently planned capital programs, and to make distributions to our shareholders in accordance with the Code’s requirements applicable to REITs. Although we believe that the combination of factors discussed above will provide sufficient liquidity, no such assurance can be given.

Comparison of Six Months Ended June 30, 2003 to Six Months Ended June 30, 2002

      Total revenues increased $8.6 million to $51.8 million for the six months ended June 30, 2003 as compared to $43.2 million for the six months ended June 30, 2002. Of the $8.6 million increase, $6.4 million was the result of increased minimum rents.

      For purposes of comparison between the six months ended June 30, 2003 and 2002, “same center” refers to the shopping center properties owned as of January 1, 2002.

      We made three acquisitions and we acquired our joint venture partners’ interest in four shopping centers during 2002. During the first six months of 2003, we acquired two additional shopping centers. The acquisitions of these nine properties contributed $7.3 million to the increase in minimum rents, while same centers minimum rents decreased $0.9 million for the six months ended June 30, 2003. The decrease in same center minimum rents is principally attributable to the redevelopment activities at our Shoppes of Lakeland and Taylors Square shopping centers. Our overall occupancy rate declined from 93.1% at June 30, 2002 to

89.6% at June 30, 2003. The decrease is primarily due to an increase in the number of retail companies filing for bankruptcy protection during 2002. As a result of these bankruptcies, we recently gained control of a few locations leased to tenants in bankruptcy and are currently negotiating with potential tenants to lease the spaces.

      Recoveries from tenants increased $2.7 million, or 22.8%, to $14.4 million as compared to $11.7 million for the same six months in 2002. Of this increase, $2.6 million relates to recoveries from tenants generated by properties acquired during 2003 and 2002. The overall recovery ratio was 96.3% for the six months ended June 30, 2003, compared to 98.2% for the same period in 2002. On an annual basis, we forecast that the recovery ratio will be approximately 95.1% for 2003, compared to 96.1% for the year ended December 31, 2002. The decrease is the result of our redevelopment projects currently in process and overall decline in our occupancy rate.

      Fees and management income decreased $206,000 to $674,000 as compared to $880,000 for the six months ended June 30, 2002. The decrease is primarily attributed to a decrease in development fees. Interest and other income decreased $255,000 to $718,000 for the six months ended June 30, 2003, and the decrease was primarily attributable to lower lease termination fees.

      Total expenses for the six months ended June 30, 2003 increased $10.6 million, or 28.3%, to $48.1 million as compared to $37.5 million for the six months ended June 30, 2002. Real estate taxes and recoverable operating expenses increased $3.0 million, depreciation and amortization increased $2.3 million, and general and administrative expenses increased $0.2 million.

      Recoverable expenses increased by 25.2%, or $3.0 million to $14.9 million as compared to $11.9 million for the six months ended June 30, 2002. Acquisitions contributed $2.4 million of this increase. Same center recoverable operating expenses increased $0.6 million, or 4.8% over the six months ended June 30, 2002.

      Depreciation and amortization expense increased $2.3 million, or 28.1%, to $10.7 million as compared to $8.4 million for the six months ended June 30, 2002. As a result of acquisitions made in 2003 and 2002, depreciation and amortization expense increased $1.7 million and redevelopment of various properties contributed to the balance of the increase.

      Other operating expenses increased $3.0 million, to $3.7 million during the first six months of 2003 when compared to 2002. During the six months ended June 30, 2003, bad debt expense increased by approximately $3.0 million. The increase relates to a lease assignment made by Kmart Corporation at our Tel-Twelve shopping center that was accounted for as a lease termination. As a result, the straight line rent receivable of approximately $3.0 million was written off.

      Interest expense increased $2.1 million, from $12.4 million in the first six months of 2002 to $14.5 million during the first six months of 2003. The increase is principally related to the additional debt on the acquisitions we made in 2002 and during the first six months of 2003 and a $.5 million decrease in capitalized interest during the first six months of 2003 when compared to the six months ended June 30, 2002.

      Minority interest decreased to a 16.8% share of income before minority interest of the operating partnership for the six months ended June 30, 2003 from a 19.4% share of income before minority interest for the six months ended June 30, 2002. The decrease is the result of the issuance of 2,150,000 common shares during the second quarter of 2003 and the lower income before minority interest for the six months ended June 30, 2003 when compared to June 30, 2002.

Comparison of Three Months Ended June 30, 2003 to Three Months Ended June 30, 2002

      Total revenues for the three months ended June 30, 2003 were $25.3 million, a $3.9 million increase over the comparable period in 2002. Minimum rents increased 18.7%, or $2.8 million, to $17.8 million for the quarter, as compared to $15.0 million for the same three months ended in 2002. Acquisitions resulted in an increase of $3.8 million in minimum rents, offset by a reduction of $1.0 million related to our same center properties. The decrease in same center minimum rents is principally attributable to the redevelopment activities at our Shoppes of Lakeland and Taylors Square shopping centers. The occupancy rate declined from

93.1% at June 30, 2002 to 89.6% at June 30, 2003. The decrease is primarily due to an increase in the number of retail companies filing for bankruptcy protection during 2002.

      Recoveries from tenants increased $0.9 million, or 15.9%, to $6.7 million as compared to $5.8 million for the same three months in 2002. Of this increase, $1.3 million relates to acquisitions. Same center recoveries decreased $0.4 million for the three months ended June 30, 2003, when compared to the same three months in 2002. Of this decrease, $0.3 million relates to the negative impact of reduced occupancy rates during the quarter ended June 30, 2003 and for the remainder of 2003. The overall recovery ratio was 90.9% for the three months ended June 30, 2003, compared to 96.5% for the three months ended June 30, 2002. The decrease is the result of our redevelopment projects currently in process and overall decline in our occupancy rate.

      Fees and management income increased $237,000 to $466,000, for the three months ended June 30, 2003 and was attributable to increased development fees in the second quarter of 2003 when compared to the same quarter of 2002.

      Total expenses for the three months ended June 30, 2003 increased $6.6 million, or 35.2%, to $25.5 million as compared to $18.9 million for the three months ended June 30, 2002. The increase was due to a $1.3 million increase in total recoverable expenses, including recoverable operating expenses and real estate taxes, a $1.3 million increase in depreciation and amortization expense, a $2.9 million increase in other operating expenses, and a $1.0 million increase in interest expense.

      Total recoverable expenses, including recoverable operating expenses and real estate taxes, increased by $1.3 million to $7.3 million as compared to $6.0 million for the three months ended June 30, 2002. Acquisitions contributed primarily to this increase.

      Depreciation and amortization expense increased $1.3 million, or 29.0%, to $5.6 million as compared to $4.3 million for the three months ended June 30, 2002. Acquisitions generated $0.8 million of the increase and redevelopment of various properties accounted for the balance of the increase.

      Other operating expenses increased $2.9 million, to $3.3 million for the three months ended June 30, 2003 as compared to $0.4 million for the same period in 2002. During the three months ended June 30, 2003, bad debt expense increased by approximately $3.0 million. The increase relates to a lease assignment made by Kmart Corporation at our Tel-Twelve shopping center that was accounted for as a lease termination. As a result, the straight line rent receivable of approximately $3.0 million was written off.

      Interest expense increased $1.0 million, from $6.1 million to $7.1 million during the second quarter of 2003. The increase is principally related to the additional debt on the acquisitions we made in 2003 and 2002, and a $0.2 million decrease in capitalized interest during the three months ended June 30, 2003 when compared to the three months ended June 30, 2002.

      Minority interest decreased to a 16.8% share of income before minority interest of the operating partnership for the three months ended June 30, 2003 from a 19.4% share for the three months ended June 30, 2002. The decrease is the result of the issuance of 2,150,000 common shares during the second quarter of 2003 and the loss before minority interest for the three months ended June 30, 2003 when compared to the three months ended June 30, 2002.

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

Sensitivity Analysis

      We are exposed to interest rate risk on our variable rate debt obligations. Based on our debt and interest rates and the interest rate swap agreements in effect at June 30, 2003 a 100 basis point change in interest rates would affect our earnings and cash flows by approximately $498,000.

Funds from Operations

      We consider funds from operations, also known as “FFO,” an appropriate supplemental measure of the financial performance of an equity REIT. Under the NAREIT definition, FFO represents income before minority interest, excluding extraordinary items, as defined under accounting principles generally accepted in the United States of America (“GAAP”), gains on sales of depreciable property, plus real estate related depreciation and amortization (excluding amortization of financing costs), and after adjustments for unconsolidated partnerships and joint ventures. FFO should not be considered an alternative to GAAP net income as an indication of our performance. We consider FFO to be a useful measure for reviewing our comparative operating and financial performance between periods or to compare our performance to different REITs. However, our computation of FFO may differ from the methodology for calculating FFO utilized by other real estate companies, and therefore, may not be comparable to these other real estate companies.

      The following table illustrates the calculation of FFO for the three months and six months ended June 30, 2003 and 2002 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income (loss) available to common shareholders	$(1,112)	$6,747	$1,445	$8,356
Add:
Depreciation and amortization expense	5,582	4,597	10,680	8,569
Loss on sale of real estate(1)	1,367	—	1,367	—
Minority interest in partnership:
Continuing operations	(101)	590	691	1,573
Discontinued operations	—	(2)	—	61
Less:
Gain on redemption of preferred shares	—	(2,425)	—	(2,425)
Discontinued operations, gain on sale of property, net of minority interest	—	(2,164)	—	(2,164)

Funds from Operations — basic	5,736	7,343	14,183	13,970
Add: Convertible preferred shares(2)	—	—	—	828

Funds from Operations — diluted	$5,736	$7,343	$14,183	$14,798

Weighted average equivalent shares outstanding: (3) Basic	15,640	13,373	15,425	11,713

Diluted	15,820	14,674	15,586	13,392

Supplemental disclosure:
Straight-line rental income	$431	$1,090	$1,037	$1,447

(1)	Excludes gain on sale of undepreciated land of $840 in 2003.

(2)	Series A Preferred Shares, convertible into common shares, were redeemed in the second quarter of 2002. Series B preferred shares are not convertible into common shares. Therefore they are excluded from the calculation.

(3)	For basic FFO, represents the weighted average total shares outstanding, assuming the redemption of all Operating Partnership Units for Common Shares. For diluted FFO, represents the weighted average total shares outstanding, assuming the redemption of all Operating Partnership Units for Common Shares, the Series A Preferred Shares converted to Common Shares, and the Common Shares issuable under the treasury stock method upon exercise of stock options.

Capital Expenditures

      During the six months ended June 30, 2003, we spent approximately $3.0 million on revenue generating capital expenditures including tenant allowances, leasing commissions paid to third-party brokers, legal costs relative to lease documents, and capitalized leasing and construction costs. These types of costs generate a return through rents from tenants over the term of their leases. Revenue enhancing capital expenditures, including expansions, renovations or repositionings, were approximately $1.1 million. Revenue neutral capital expenditures, such as roof and parking lot repairs which are anticipated to be recovered from tenants, amounted to approximately $34,000.

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

      Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) are effective. There were not any significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any corrective actions with regard to significant deficiencies and material weaknesses.

PART II — OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders

      The Annual Meeting of Shareholders of the Company was held on June 12, 2003.

      At the Annual Meeting, Stephen R. Blank and Joel M. Pashcow were re-elected as trustees of the Company to serve until the 2006 Annual Meeting of Shareholders or until their successors are elected and qualified. The following votes were cast for or were withheld from voting with respect to the election of each of the following persons:

		Authority
Name	Votes For	Withheld

Stephen R. Blank	7,676,057	3,376,199
Joel M. Pashcow	10,604,848	447,408

      There were no broker non-votes or abstentions in connection with the election of the trustees at the Annual Meeting.

      The following votes were cast for, against or withheld regarding the approval of the Company’s 2003 Long-Term Incentive Plan:

For	Against	Abstain	Broker Non Vote

8,048,346	630,493	57,091	2,316,326

      The following votes were cast for, against or withheld regarding the approval of the 2003 Company’s Non-Employee Trustee Stock Option Plan:

For	Against	Abstain	Broker Non Vote

8,380,734	291,059	64,135	2,316,328

      The following votes were cast for, against or withheld regarding the ratification of Deloitte & Touche LLP as the independent auditors for the Company for the fiscal year commencing January 1, 2003:

For	Against	Abstain

7,864,353	3,157,082	30,821

Item 6.     Exhibits and Reports on Form 8-K

(a) Exhibits

      See Exhibit Index immediately preceding the exhibits.

(b) Reports on Form 8-K

      On April 24, 2003, the Company furnished a Current Report on Form 8-K, reporting under Item 9 a press release issued by the Company. On June 5, 2003, the Company filed an amendment to such Current Report on Form 8-K.

      On June 4, 2003, the Company furnished a Current Report on Form 8-K, reporting under Item 9 a press release issued by the Company.

      On June 10, 2003, the Company furnished a Current Report on Form 8-K, reporting under Item 9 a press release issued by the Company.

      On June 10, 2003, the Company filed a Current Report on Form 8-K, reporting under Item 5 a press release issued by the Company.

      On June 13, 2003, the Company filed a Current Report on Form 8-K, reporting under Item 5 the Equity Underwriting Agreement, dated June 10, 2003, by and among the Company, Ramco-Gershenson Properties, L.P. and Deutsche Bank Securities Inc.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized as of August 5, 2003.

RAMCO-GERSHENSON PROPERTIES TRUST

By: /s/ RICHARD J. SMITH

Richard J. Smith

Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.52	Assumption and Modification Agreement dated May 6, 2003, in the amount of $4,161,352.92, between Ramco-Gershenson Properties, L.P. the mortgagor and Jackson National Life Insurance Company, mortgagee.
10.53	First Amendment to Loan Agreement, dated May 6, 2003, among Ramco-Gershenson Properties, L.P. and Jackson National Life Insurance Company relating to a $4,161,352.92 loan.
10.54	Ramco-Gershenson Properties Trust 2003 Long-Term Incentive Plan, incorporated by reference to Appendix B of the Company’s 2003 Proxy Statement.
10.55	Ramco-Gershenson Properties Trust 2003 Non-Employee Trustee Stock Option Plan, incorporated by reference to Appendix C of the Company’s 2003 Proxy Statement.
10.56	Fixed rate note dated June 30, 2003, between East Town Plaza, LLC and Citigroup Global Markets Realty Corp. in the amount of $12,100,000.
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.