Form 10-Q
period 2003-09-30
RAMCO GERSHENSON PROPERTIES TRUST
filed 2003-11-06
CIK 842183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended September 30, 2003

or

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

     Number of common shares of beneficial interest ($.01 par value) of the Registrant outstanding as of September 30, 2003: 14,488,591

Website access to Company’s Reports

     Ramco-Gershenson Properties Trust’s website address is www.ramco-gershenson.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15 (d) of the Exchange Act are available free of charge through our website as soon as reasonably possible after they are electronically filed with, or furnished to, the Securities and Exchange Commission.

INDEX

		Page No.

PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets — September 30, 2003 (unaudited) and December 31, 2002	2
	Consolidated Statements of Income and Comprehensive Income (unaudited) — Three Months and Nine Months Ended September 30, 2003 and 2002	3
	Consolidated Statement of Shareholders’ Equity (unaudited) — Nine Months Ended September 30, 2003	4
	Consolidated Statements of Cash Flows (unaudited) — Nine Months Ended September 30, 2003 and 2002	5
	Notes to Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 4.	Controls and Procedures	19
PART II — OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	20

PART I — FINANCIAL INFORMATION

Item 1.     Financial Statements

RAMCO-GERSHENSON PROPERTIES TRUST

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	September 30,	December 31,
	2003	2002

	(Unaudited)
Assets
Investment in real estate, net	$706,217	$628,953
Cash and cash equivalents	16,133	9,974
Accounts receivable, net	20,041	21,425
Equity investments in and advances to unconsolidated entities	9,183	9,578
Other assets, net	26,762	27,912

Total Assets	$778,336	$697,842

Liabilities and Shareholders’ Equity
Mortgages and notes payable	$463,458	$423,248
Distributions payable	7,911	6,384
Accounts payable and accrued expenses	22,308	20,621

Total Liabilities	493,677	450,253
Minority Interest	43,405	46,586
Commitments and Contingencies	—	—
Shareholders’ Equity
Preferred Shares, par value $.01, 10,000 shares authorized; 1,000 Series B shares issued and outstanding, liquidation value of $25,000	23,804	23,804
Common Shares of Beneficial Interest, par value $.01, 30,000 shares authorized; 14,489 and 12,268 issued and outstanding, respectively	144	122
Additional paid-in capital	285,488	233,648
Accumulated other comprehensive loss	(1,911)	(2,930)
Cumulative distributions in excess of net income	(66,271)	(53,641)

Total Shareholders’ Equity	241,254	201,003

Total Liabilities and Shareholders’ Equity	$778,336	$697,842

See notes to consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues
Minimum rents	$18,561	$15,718	$53,845	$44,608
Percentage rents	213	280	987	996
Recoveries from tenants	6,857	6,132	21,241	17,842
Fees and management income	604	240	1,278	1,120
Interest and other income	1,393	674	2,111	1,647

Total revenues	27,628	23,044	79,462	66,213

Expenses
Real estate taxes	3,474	2,952	10,178	8,252
Recoverable operating expenses	4,028	3,656	12,253	10,282
Depreciation and amortization	5,757	4,475	16,455	12,824
Other operating	331	447	3,993	1,141
General and administrative	2,154	1,786	6,530	5,945
Interest expense	7,409	6,668	21,867	19,034

Total expenses	23,153	19,984	71,276	57,478

Operating income	4,475	3,060	8,186	8,735
Earnings from unconsolidated entities	64	190	204	536

Income from continuing operations before gain (loss) on sale of real estate and minority interest	4,539	3,250	8,390	9,271
Gain (Loss) on sale of real estate	91	—	(436)	—
Minority interest	(784)	(629)	(1,475)	(2,202)

Income from continuing operations	3,846	2,621	6,479	7,069
Discontinued operations, net of minority interest:
Gain on sale of property	—	—	—	2,164
Income from operations	—	—	—	147

Net income	3,846	2,621	6,479	9,380
Preferred dividends	(594)	—	(1,782)	(828)
Gain on redemption of preferred shares	—	—	—	2,425

Net income available to common shareholders	$3,252	$2,621	$4,697	$10,977

Basic earnings per share:
Income from continuing operations	$0.22	$0.21	$0.36	$0.87
Income from discontinued operations	—	—	—	0.23

Net income	$0.22	$0.21	$0.36	$1.10

Diluted earnings per share:
Income from continuing operations	$0.22	$0.21	$0.35	$0.86
Income from discontinued operations	—	—	—	0.21

Net income	$0.22	$0.21	$0.35	$1.07

Weighted average shares outstanding, continuing operations:
Basic	14,470	12,251	13,155	9,944

Diluted	14,670	12,369	13,330	11,099

Weighted average shares outstanding, net income:
Basic	14,470	12,251	13,155	9,944

Diluted	14,670	12,369	13,330	14,039

Net Income	$3,846	$2,621	$6,479	$9,380
Other comprehensive income:
Unrealized gains (losses) on interest rate swaps	984	(282)	1,019	(267)

Comprehensive income	$4,830	$2,339	$7,498	$9,113

See notes to consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

				Accumulated
			Additional	Other	Cumulative	Total
	Preferred	Common	Paid-In	Comprehensive	Earnings/	Shareholders’
	Stock	Stock	Capital	Loss	Distribution	Equity

Balance, January 1, 2003.	$23,804	$122	$233,648	$(2,930)	$(53,641)	$201,003
Cash distributions declared					(17,327)	(17,327)
Preferred shares dividends declared					(1,782)	(1,782)
Conversion of Operating Partnership Units to common shares			28			28
Issuance of common stock		22	50,624			50,646
Stock options exercised			1,188			1,188
Net income and comprehensive income				1,019	6,479	7,498

Balance, September 30, 2003.	$23,804	$144	$285,488	$(1,911)	$(66,271)	$241,254

See notes to consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine Months
	Ended September 30,

	2003	2002

Cash Flows from Operating Activities:
Net income	$6,479	$9,380
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	16,455	12,909
Amortization of deferred financing costs	722	759
Write-off of straight line rent receivable	2,982	—
Gain on sale of discontinued operations	—	(2,164)
Loss on sale of real estate	436	—
Earnings from unconsolidated entities	(204)	(536)
Minority interest, continuing operations	1,475	2,202
Minority interest, discontinued operations	—	61
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(1,598)	(2,678)
Other assets	(1,939)	(6,298)
Accounts payable and accrued expenses	2,705	(745)

Cash Flows Provided By Operating Activities	27,513	12,890

Cash Flows from Investing Activities:
Capital expenditures	(28,349)	(26,577)
Acquisition of shopping centers	(41,889)	(45,500)
Acquisition of additional interest in joint venture properties	—	(7,887)
Increase in advances and notes receivables from unconsolidated entities	—	(6,786)
Proceeds from sale of discontinued operations	—	10,272
Proceeds from sales of real estate	10,110	—
Distributions received from unconsolidated entities	516	644

Cash Flows Used In Investing Activities	(59,612)	(75,834)

Cash Flows from Financing Activities:
Cash distributions to shareholders	(16,394)	(11,098)
Cash distributions to operating partnership unit holders	(3,692)	(3,705)
Cash dividends paid on preferred shares	(1,188)	(1,675)
Redemption of preferred shares	—	(26,571)
Repayment of secured Credit Facility	(7,848)	(12,600)
Repayment of unsecured term loan	(32,300)	(7,625)
Principal repayments on mortgages payable	(28,793)	(3,502)
Payment of deferred financing costs	(651)	(869)
Purchase and retirement of common shares	—	(42)
Net proceeds from issuance of common shares	50,646	77,698
Borrowings on unsecured term loan	45,000	5,000
Borrowings on Construction Loan	1,048	—
Proceeds from mortgages payable	23,144	42,412
Borrowings on Credit Facility	8,098	6,400
Proceeds from exercise of stock options	1,188	779

Cash Flows Provided By Financing Activities	38,258	64,602

Net Increase in Cash and Cash Equivalents	6,159	1,658
Cash and Cash Equivalents, Beginning of Period	9,974	5,542

Cash and Cash Equivalents, End of Period	$16,133	$7,200

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest during the period	$21,767	$18,018

Supplemental Disclosures of Noncash Items:
Increase (Decrease) in fair value of interest rate swaps	$1,019	$(267)
Assumed debt of acquired properties	31,861	28,840

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

      In January 2003, the Financial Accounting Standards Board, also known as FASB, issued FASB Interpretation No. 46 (“Fin 46”), “Consolidation of Variable Interest Entities.” The objective of FIN 46 is to provide guidance on how to identify a variable interest entity (“VIE”) and determine when the assets, liabilities, non-controlling interest, and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that holds a variable interest in an entity will be required to consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receives a majority of the entity’s expected residual returns, if they occur. Fin 46 also requires additional disclosure by primary beneficiaries and other significant variable interest holders. The consolidation requirement of the Interpretation No. 46 is effective for interim periods ending after December 15, 2003. We have evaluated all of our unconsolidated joint venture relationships and have determined that our interest in these joint ventures are not interests in variable interest entities that would require consolidation. The adoption of Fin 46 should have no impact on our consolidated financial statements.

      In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). This statement amends and clarifies financial reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 on July 1, 2003, as required, had no impact on our consolidated financial statements.

      In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 “Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity (“SFAS No. 150). This statement establishes how an issuer classifies and measures certain financial instruments that have characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope as a liability because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective on July 1, 2003 (under certain circumstances paragraphs 9 and 10 of SFAS No. 150 have been deferred for an indefinite period). The adoption of SFAS No. 150 on the balance sheet classification of our operating partnership units is not expected to have a material impact on our consolidated financial statements.

3.	Accounts Receivable — Net

      Accounts receivable include $11,331 and $12,791 of unbilled straight-line rent receivables at September 30, 2003 and December 31, 2002, respectively.

      In June 2003, Kmart Corporation assigned its lease at our Tel-Twelve shopping center to Meijer, Inc., a discount department and grocery store retailer. The assignment of this lease was accounted for as a lease termination and we wrote off a straight line rent receivable of approximately $3,000, with a corresponding charge to other operating expenses.

4.	Investment in Real Estate

      Investment in real estate consists of the following:

	September 30, 2003	December 31, 2002

Land	$104,827	$94,924
Buildings and improvements	674,118	588,717
Construction in progress	17,322	23,451

	796,267	707,092
Less: accumulated depreciation	(90,050)	(78,139)

Investment in real estate — net	$706,217	$628,953

5.	Property Acquisitions and Dispositions

      We acquired five properties during the first nine months of 2003 at an aggregate cost of $73,750. The results of operations of these properties, subsequent to their respective acquisition dates, are included in our consolidated financial statements. The purchase prices were allocated to assets acquired and liabilities assumed based upon their estimated fair market value, and no goodwill was recorded. The preliminary purchase price allocation is subject to adjustments when finalized, which is expected to occur within one year from the date of acquisition.

			Purchase	Debt
Acquisition Date	Property Name	Property Location	Price	Assumed

January 2003	Livonia Plaza	Livonia, MI	$13,100	—
May 2003	Publix at River Crossing	New Port Richey, FL	7,150	$4,161
July 2003	Clinton Pointe	Clinton Township, MI	11,600	—
August 2003	Lakeshore Marketplace	Norton Shores, MI	22,500	15,700
September 2003	Fairlane Meadows	Dearborn, MI	19,400	12,000

      During the nine months ended September 30, 2003, we sold four parcels of land for $5,280 and recognized an aggregate gain of $1,181.

      In May 2003 we sold approximately 47,800 square feet of a building and related land at our Troy Towne Center for $3,400 and recognized a gain of $998. We retained ownership of approximately 144,600 square feet of the building and related land.

      On July 1, 2003, we sold 9.7 acres at the Shoppes of Lakeland center for $1,434 resulting in a $2,615 loss on the sale. For financial reporting purposes we recognized the loss on sale in the second quarter of 2003.

      In June 2001, the FASB, issued Statement of Financial Accounting Standard No. 141 “Business Combinations” (“SFAS No. 141”). This statement requires that the purchase method of accounting be used for all business combinations and the separate allocation of purchase price to intangible assets, including leases, if specific criteria are met. The adoption of SFAS No. 141 has not had a material impact on our consolidated financial statements, but it may have an impact in the future.

      For asset acquisitions made in the first nine months of 2002, the fair values of the tangible assets of the properties acquired have been allocated to the tangible assets consisting of land and buildings and identified intangible assets, including the value of above-market and below market leases, based on their fair values.

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

6.	Other Assets

      Other assets consist of the following:

	September 30, 2003	December 31, 2002

Leasing costs	$21,199	$18,894
Prepaid expenses and other	13,570	15,353
Deferred financing costs	9,702	9,075

	44,471	43,322
Less: accumulated amortization	(19,837)	(16,831)

	24,634	26,491
Proposed development and acquisition costs	2,128	1,421

Other assets — net	$26,762	$27,912

7.	Mortgages and Notes Payable

      Mortgages and notes payable consist of the following:

	September 30, 2003	December 31, 2002

Fixed rate mortgages with interest rates ranging from 4.76% to 8.81%, due at various dates through 2013	$295,469	$250,852
Floating rate mortgages at 75% of the rate of long-term Capital A rated utility bonds, due January 1, 2010 plus supplemental interest to equal LIBOR plus 200 basis points, if applicable. The effective rate at September 30, 2003 was 3.99% and at December 31, 2002 was 4.60%	5,950	6,220
Floating rate mortgage, with interest rate at prime or LIBOR plus 200 basis points, due September 2005. The effective rate at September 30, 2003 was 3.13% and at December 31, 2002 was 3.41%	21,000	21,000
Floating rate mortgages, with an interest rate at LIBOR plus 175 basis points, due October 2003, with one year extension available. The effective rate at September 30, 2003 was 2.89% and at December 31, 2002 was 3.18%	15,794	21,930
Floating rate mortgage, with an interest rate at LIBOR plus 232 basis points, paid in full in 2003	—	12,000
Construction loan financing, with an interest rate at LIBOR plus 175 basis points, due December 2003, including renewal option. The effective rate at September 30, 2003 was 4.95% and at December 31, 2002 was 3.30%.

Maximum borrowings of $27,000	21,295	20,246

	September 30, 2003	December 31, 2002

Unsecured Revolving Credit Facility, with an interest rate at LIBOR plus 325 to 375 basis points over LIBOR, due December 2005, maximum borrowings of $40,000. The effective rate at September 30, 2003 was 4.99%	12,700	—
Secured Revolving Credit Facility, with an interest rate at LIBOR plus 150 to 200 basis points, due December 2005, maximum available borrowings of $125,000. The effective rate at September 30, 2003 was 5.62% and at December 31, 2002 was 6.79%	91,250	91,000

	$463,458	$423,248

      The mortgage notes and construction loans are secured by mortgages on properties that have an approximate net book value of $539,150 as of September 30, 2003. The Secured Revolving Credit Facility is secured by mortgages on various properties that have an approximate net book value of $126,042 as of September 30, 2003.

      Subsequent to September 30, 2003, a floating rate mortgage, in the amount of $15,794, due October 2003, was refinanced. The new fixed rate mortgage loan, in the amount of $25,000, has an interest rate of 5.5% and is due October 2013. It is our intention to refinance the construction loan due December 2003, at rates that are commercially reasonable. We are currently negotiating the terms of this debt agreement. However, there can be no assurance that we will be able to refinance our indebtedness on commercially reasonable or any other terms.

      The $125,000 Secured Revolving Credit Facility bears interest between 150 and 200 basis points over LIBOR depending on certain debt ratios (using 175 basis points over LIBOR at September 30, 2003, the effective interest rate was 5.6%, including interest rate swap agreements) and is secured by mortgages on various properties. At our option, we can increase the available amount of borrowings from $125,000 to $150,000.

      The Unsecured Revolving Credit Facility bears interest between 325 and 375 basis points over LIBOR depending on certain debt ratios. At our option, we can increase the available amount of borrowings by $10,000 to $50,000.

      At September 30, 2003, outstanding letters of credit issued under the Secured Revolving Credit Facility, not reflected in the accompanying consolidated balance sheet, total approximately $1,976. At September 30, 2003, we also had other letters of credit outstanding of approximating $1,247.

      The Secured Revolving Credit Facility and the Unsecured Revolving Credit Facility contain financial covenants relating to loan to asset value, minimum operating coverage ratios, and a minimum equity value. As of September 30, 2003, we were in compliance with the covenant terms.

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

      The following table presents scheduled principal payments on mortgages and notes payable as of September 30, 2003:

Year Ended December 31,

2003 (October 1 — December 31)	$38,600
2004	18,473
2005	119,614
2006	102,803
2007	59,257
Thereafter	124,711

Total	$463,458

8.	Leases

      Approximate future minimum rentals under noncancelable operating leases in effect at September 30, 2003, assuming neither new or renegotiated leases nor option extensions on lease agreements, are as follows:

Year Ended December 31,

2003 (October 1 — December 31)	$18,591
2004	72,578
2005	65,923
2006	59,644
2007	53,058
Thereafter	346,561

Total	$616,355

9.	Stock Based Employee Compensation

      We account for our four stock-based compensation plans using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Under this method, no stock-based employee compensation cost is reflected in net income, as all options granted under the four plans had an exercise price equal to the market value of the underlying common shares on the date of grant. The following table illustrates the effect on net income and earnings per share as if we had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for

Stock-Based Compensation,” to stock-based employee compensation for the three months and nine months ended September 30, 2003 and 2002:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income, as reported	$3,846	$2,621	$6,479	$9,380
Less total stock-based employee compensation expense determined under fair value method for all awards	12	12	34	35

Adjusted net income	$3,834	$2,609	$6,445	$9,345

Earnings per share:
Basic — as reported	$0.22	$0.21	$0.36	$1.10

Basic — adjusted	$0.22	$0.21	$0.35	$1.10

Diluted — as reported	$0.22	$0.21	$0.35	$1.07

Diluted — adjusted	$0.22	$0.21	$0.35	$1.06

10.	Common Shares Offering

      On June 10, 2003, we issued 2,150,000 common shares of beneficial interest in a public offering. We received total net proceeds of $50,646, based on a net offering price of $23.65 per share. The net proceeds from the offering were initially used to pay down amounts outstanding under our two Credit Facilities.

      On October 20, 2003, we issued 2,300,000 common shares of beneficial interest in a public offering. Total net proceeds amounted to $56,610, based on a net offering price of $24.70 per share. The net proceeds were initially used to pay in full the balance outstanding under our unsecured Credit Facility of approximately $3,400 and to pay down $16,300 of our secured Credit Facility, with the remaining proceeds invested in short term investments.

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

      Based on the Second Report, we could be liable for up to $61.3 million in combined taxes, penalties and interest through November 15, 2003. However, the Second Report acknowledges (as does the First Report as noted above) that we can avoid disqualification as a REIT for certain of our examined tax years if we distribute a deficiency dividend to our shareholders. The distribution of a deficiency dividend would be deductible by us, thereby reducing our liability for federal income tax. Based on the Second Report, the proposed adjustments to our “REIT taxable income” would require us to pay a deficiency dividend to our current shareholders resulting in combined taxes, penalties, interest and deficiency dividends of approximately $63.8 million as of November 15, 2003.

      If, notwithstanding the above-described opinions of legal counsel, the IRS successfully challenges our status as a REIT for any taxable year, we will be able to re-elect REIT status commencing with the fifth succeeding taxable year (or possibly an earlier taxable year if we meet certain relief provisions under the Internal Revenue Code).

      In the notes to the consolidated financial statements made part of Atlantic’s most recent report on Form 10-Q filed with the Securities and Exchange Commission for its quarterly period ended June 30, 2003, Atlantic has disclosed its liability for the tax deficiencies (and interest and penalties on the tax deficiencies) proposed to be assessed against us by the IRS for the taxable years ended December 31, 1991, through 1995, as reflected in each of the First Report and Second Report. We believe, but can provide no assurance, that Atlantic currently has sufficient assets to pay such tax deficiencies, interest and penalties. According to the report on Form 10-Q filed by Atlantic for its quarter ended June 30, 2003, Atlantic had net assets on June 30, 2003, of approximately $63.6 million (as determined pursuant to the liquidation basis of accounting). If the amount of tax, interest and penalties assessed against us ultimately exceeds the amounts proposed in each of the First Report and Second Report, however, because interest continues to accrue on the proposed tax deficiencies, or if additional tax deficiencies are proposed or for any other reason, then Atlantic may not have sufficient assets to reimburse us for all amounts we must pay to the IRS, and we would be required to pay the difference out of our own funds. Accordingly, the ultimate resolution of any controversy over tax liabilities covered by the above-described tax agreement may have a material adverse effect on our financial position, results of operations or cash flows, including if we are required to distribute deficiency dividends to our shareholders and/or pay additional taxes, interest and penalties to the IRS in amounts that exceed the value of Atlantic’s net assets. Moreover, the IRS may assess us with taxes that Atlantic is not required under the above-described tax agreement to pay, such as taxes arising from the recently-commenced examination of us for the taxable years ended December 31, 1996 and 1997, and of our subsidiary partnership for the taxable years ended December 31, 1997, 1998 and 1999. There can be no assurance, therefore, that the IRS will not assess us with substantial taxes, interest and penalties which Atlantic cannot, is not required to, or otherwise does not pay.

      In June 2003, we entered into an agreement to purchase three shopping centers. During the three months ended September 30, 2003, we purchased two of the shopping centers with an aggregate purchase price of $31,000. We are completing due diligence and seeking loan assumption approval from the lender on the third asset, which is under contract for $5,900. After putting the properties under contract, we entered into an agreement to assign our purchase rights to a potential buyer of the third asset. If the buyer does not purchase the property we will close on the contract.

      In connection with the development and expansion of various shopping centers as of September 30, 2003, we estimate that approximately $52,800 will be incurred to complete the various projects. Of this amount, we have entered into agreements of approximately $3,800.

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

Capital Resources and Liquidity

      We generated $27.5 million in cash flows from operating activities for the nine months ended September 30, 2003. Acquisitions of five shopping centers used $41.9 million during the nine months ended September 30, 2003, net of $31.9 million of debt assumed. In June 2003, we issued 2,150,000 common shares and received net proceeds of $50.6 million. During the nine months ended September 30, 2003, we paid $21.3 million for cash distributions to shareholders and holders of operating partnership units.

      On June 10, 2003, we issued 2,150,000 common shares of beneficial interest in a public offering. Net proceeds from the sale totaled $50.6 million, after deducting the underwriting discounts and commissions and our offering expenses.

      On October 20, 2003, we issued 2,300,000 common shares of beneficial interest in a public offering. Total net proceeds amounted to $56.6 million, based on a net offering price of $24.70 per share.

      Our mortgage and notes payable totaled $463.5 million at September 30, 2003, with a weighted average interest rate of 6.5%. The debt consists of twenty-two loans secured by various properties and the Secured Revolving Credit Facility. Seventeen of the fixed rate mortgage loans amounting to $295.5 million have maturities ranging from 2006 to 2013, monthly payments that include regularly scheduled amortization, and fixed interest rates ranging from 4.8% to 8.8%.

      Subsequent to September 30, 2003, a floating rate mortgage, in the amount of $15.8 million, due October 2003, was refinanced. The new fixed rate mortgage loan, in the amount of $25.0 million, has an interest rate of 5.5% and is due October 2013.

      It is our intention to refinance the construction loan due December 2003, at rates that are commercially reasonable. We are currently negotiating the terms of this debt agreement. However, there can be no assurance that we will be able to refinance our indebtedness on commercially reasonable or any other terms.

      Outstanding letters of credit issued under the Secured Revolving Credit Facility, not reflected in the accompanying consolidated balance sheet, total approximately $2.0 million. At September 30, 2003, we also had other letters of credit outstanding of approximating $1.2 million.

      Under terms of various debt agreements, we are required to maintain interest rate swap agreements to reduce the impact of changes in interest rate on our floating rate debt. We have interest rate swap agreements with an aggregate notional amount of $85.0 million at September 30, 2003. Based on rates in effect at September 30, 2003, the agreements for notional amounts aggregating $85.0 million provide for fixed rates ranging from 4.4% to 8.0% and expire at various dates through December 2005. In March 2003, we entered into new interest rate swap agreements, with an aggregate notional amount of $75.0 million to replace current swap agreements as they expire. Based on rates in effect at September 30, 2003, the agreements provide for fixed rates ranging from 4.5% to 4.7% and will expire in December 2005. We are exposed to credit loss in the event of non-performance by the counter party to the interest rate swap agreements, however we do not anticipate non-performance by the counter party.

      After taking into account the impact of converting our variable rate debt into fixed rate debt by use of the interest rate swap agreements, at September 30, 2003, our variable rate debt accounted for approximately $83.0 million of outstanding debt with a weighted average interest rate of 3.4%. Variable rate debt accounted for approximately 17.9% of our total debt and 8.9% of our total capitalization.

      Our debt to total market capitalization (our debt plus the market value of our equity) ratio was 49.6% at September 30, 2003.

      The properties in which Ramco-Gershenson Properties, L.P. (the “Operating Partnership”), owns an interest and which are accounted for on the equity method of accounting are subject to non-recourse mortgage indebtedness. At September 30, 2003, our pro rata share of non-recourse mortgage debt on the unconsolidated properties (accounted for on the equity method) was $21.1 million with a weighted average interest rate of 6.1%.

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

      Our capital structure at September 30, 2003, includes property-specific mortgages, an Unsecured Revolving Credit Facility, the Secured Revolving Credit Facility, our Series B Preferred Shares, our Common Shares and the minority interest in the Operating Partnership. At September 30, 2003, the minority interest in the Operating Partnership represented a 16.8% ownership in the Operating Partnership which, may under certain conditions, be exchanged for an aggregate of 2,929,000 Common Shares.

      As of September 30, 2003, the units in the Operating Partnership Units (“OP Units”) were exchangeable for Common Shares of the Company on a one-for-one basis. We, as sole general partner of the Operating Partnership, have the option, but not the obligation, to settle exchanged OP Units in cash based on the current trading price of our Common Shares. Assuming the exchange of all limited partnership interests in the Operating Partnership, there would have been 17,417,853 of our common shares outstanding at September 30, 2003, with a market value of approximately $443.3 million (based on the closing price of $25.45 per share on September 30, 2003).

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

Comparison of Nine Months Ended September 30, 2003 to Nine Months Ended September 30, 2002

      Total revenues increased $13.2 million to $79.5 million for the nine months ended September 30, 2003 as compared to $66.2 million for the nine months ended September 30, 2002. Of the $13.2 million increase, $9.2 million was the result of increased minimum rents.

      For purposes of comparison between the nine months ended September 30, 2003 and 2002, “same center” refers to the shopping center properties owned as of January 1, 2002.

      We made three acquisitions and we acquired our joint venture partners’ interests in four shopping centers during 2002. During the first nine months of 2003, we acquired five additional shopping centers. The acquisitions of these 12 properties contributed $11.9 million to the increase in minimum rents, while same centers minimum rents decreased $2.6 million for the nine months ended September 30, 2003. The decrease in same center minimum rents is principally attributable to the redevelopment activities at our Shoppes of Lakeland and Taylors Square shopping centers. At September 30, 2003, our overall occupancy rate was 89.4% as compared to 91.0% at September 30, 2002. The decrease is primarily due to an increase in the number of retail companies filing for bankruptcy protection during 2002. As a result of these bankruptcies, we recently gained control of a few locations leased to tenants in bankruptcy and have entered into lease agreements or are currently negotiating with potential tenants to lease the spaces.

      Recoveries from tenants increased $3.4 million, or 19.1%, to $21.2 million as compared to $17.8 million for the same nine months in 2002. Of this increase, $3.9 million relates to recoveries from tenants generated by properties acquired during 2002 and 2003. The overall recovery ratio was 94.7% for the nine months ended September 30, 2003, compared to 96.3% for the same period in 2002. The decrease is the result of our redevelopment projects currently in process and overall decline in our occupancy rate.

      Total expenses for the nine months ended September 30, 2003 increased $13.8 million, or 24.0%, to $71.3 million as compared to $57.5 million for the nine months ended September 30, 2002. Real estate taxes and recoverable operating expenses increased $3.9 million, depreciation and amortization increased $3.6 million, other operating expenses increased $2.9 million, and interest expense increased $2.8 million.

      Recoverable expenses increased by 21.0%, or $3.9 million to $22.4 million as compared to $18.5 million for the nine months ended September 30, 2002. Acquisitions contributed $4.0 million of this increase. Same center recoverable operating expenses decreased $0.1 million, or 0.5% over the nine months ended September 30, 2002.

      Depreciation and amortization expense increased $3.7 million, or 28.3%, to $16.5 million as compared to $12.8 million for the nine months ended September 30, 2002. An increase of $2.7 million is related to the 12 shopping centers acquired in 2002 and 2003. Depreciation and amortization expense at our same center portfolio increased $1.0 million. This increase is primarily related to various redevelopments projects recently completed, including $0.7 million increase at our Tel-Twelve shopping center.

      Other operating expenses increased $2.8 million, to $4.0 million during the first nine months of 2003 when compared to 2002. During the nine months ended September 30, 2003, bad debt expense increased by approximately $2.6 million. The increase in bad debt expense relates primarily to a lease assignment made by Kmart Corporation at our Tel-Twelve shopping center that was accounted for as a lease termination. As a result, the straight line rent receivable of approximately $3.0 million was written off.

      Interest expense increased $2.8 million, or 14.9%, from $19.0 million to $21.9 million for the nine months ended September 30, 2003. Additional debt related to the acquisitions we made in 2002 and during the first nine months of 2003 contributed $3.8 million to the increase. Interest costs capitalized for development or redevelopment projects was $0.3 million for the nine months ended September 30, 2003, compared to $1.1 million for the same period in 2002.

      At September 30, 2003, minority interest decreased to a 16.8% share of income before minority interest of the operating partnership compared to a 19.3% share of income before minority interest at September 30, 2002. The decrease is primarily the result of the issuance of 4,830,000 common shares during the second quarter of 2002 and the issuance of 2,150,000 common shares issued during June 2003 and the lower income before minority interest for the nine months ended September 30, 2003 when compared to September 30, 2002.

Comparison of Three Months Ended September 30, 2003 to Three Months Ended September 30, 2002

      Total revenues for the three months ended September 30, 2003 were $27.6 million, a $4.6 million increase over the comparable period in 2002. Minimum rents increased 18.1%, or $2.9 million, to $18.6 million for the quarter, as compared to $15.7 million for the same three months ended in 2002. Acquisitions resulted in an increase of $4.5 million in minimum rents, offset by a reduction of $1.6 million related to our same center properties. The decrease in same center minimum rents is principally attributable to the redevelopment activities at our Shoppes of Lakeland and Taylors Square shopping centers.

      Recoveries from tenants increased $0.8 million, or 11.9%, to $6.9 million as compared to $6.1 million for the same three months in 2002. Of this increase, $1.4 million relates to acquisitions. Same center recoveries decreased $0.6 million for the three months ended September 30, 2003, when compared to the same three months in 2002. The decrease in same center recoveries from tenants is primarily attributable to the redevelopment projects and the negative impact of reduced occupancy rates during the quarter ended September 30, 2003. The overall recovery ratio was 91.4% for the three months ended September 30, 2003, compared to 92.8% for the three months ended September 30, 2002.

      Fees and management income increased $0.4 million to $0.6 million for the three months ended September 30, 2003 and was attributable to increased development fees in the third quarter of 2003 when compared to the same quarter of 2002.

      Interest and other income increased from $0.7 million for the three months ended September 30, 2002, to $1.4 million for the same period ended September 30, 2003. This increase is primarily attributable to additional lease termination income in the third quarter of 2003 when compared to the same quarter of 2002.

      Total expenses for the three months ended September 30, 2003 increased $3.2 million, or 15.9%, to $23.2 million as compared to $20.0 million for the three months ended September 30, 2002. The increase was due to a $0.9 million increase in total recoverable expenses, including recoverable operating expenses and real estate taxes, a $1.3 million increase in depreciation and amortization expense, and a $0.7 million increase in interest expense.

      Total recoverable expenses, including recoverable operating expenses and real estate taxes, increased by $0.9 million to $7.5 million as compared to $6.6 million for the three months ended September 30, 2002. Acquisitions contributed primarily to this increase.

      Depreciation and amortization expense increased $1.3 million, or 28.9%, to $5.8 million as compared to $4.5 million for the three months ended September 30, 2002. Acquisitions generated $1.1 million of the increase and redevelopment of various properties completed in the fourth quarter of 2002 and during the first nine months of 2003 accounted for the balance of the increase.

      Interest expense increased $0.7 million, from $6.7 million to $7.4 million during the third quarter of 2003. The increase is principally related to the additional debt outstanding during the three months ended September 30, 2003 related to acquisitions we made in 2002 and 2003.

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

Sensitivity Analysis

      We are exposed to interest rate risk on our variable rate debt obligations. Based on our debt and interest rates and the interest rate swap agreements in effect at September 30, 2003 a 100 basis point change in interest rates would affect our annual earnings and cash flows by approximately $0.7 million.

Funds from Operations

      We consider funds from operations, also known as “FFO,” an appropriate supplemental measure of the financial performance of an equity REIT. Under the National Association of Real Estate Investment Trusts (“NAREIT”) definition, FFO represents income before minority interest, excluding extraordinary items, as defined under accounting principles generally accepted in the United States of America (“GAAP”), gains on sales of depreciable property, plus real estate related depreciation and amortization (excluding amortization of financing costs), and after adjustments for unconsolidated partnerships and joint ventures. FFO should not be considered an alternative to GAAP net income as an indication of our performance. We consider FFO to be a useful measure for reviewing our comparative operating and financial performance between periods or to compare our performance to different REITs. However, our computation of FFO may differ from the methodology for calculating FFO utilized by other real estate companies, and therefore, may not be comparable to these other real estate companies.

      The following table illustrates the calculation of FFO for the three months and nine months ended September 30, 2003 and 2002 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income available to common shareholders	$3,252	$2,621	$4,697	$10,977
Add:
Depreciation and amortization expense	5,744	4,526	16,424	13,095
Loss on sale of real estate (1)	250	—	1,617	—
Minority interest in partnership:
Continuing operations	784	629	1,475	2,202
Discontinued operations	—	—	—	61
Less:
Gain on redemption of preferred shares	—	—	—	(2,425)
Discontinued operations, gain on sale of property, net of minority interest	—	—	—	(2,164)

Funds from Operations — basic	10,030	7,776	24,213	21,746
Add: Convertible preferred shares(2)	—	—	—	828

Funds from Operations — diluted	$10,030	$7,776	$24,213	$22,574

Weighted average equivalent shares outstanding: (3)
Basic	17,399	15,189	16,085	12,884

Diluted	17,599	15,307	16,260	14,039

Supplemental disclosure:
Straight-line rental income	$330	$704	$1,367	$2,151

(1)	Excludes gain on sale of land of $341 for the three months ended September 30, 2003 and $1,181 for the nine months ended September 30, 2003.

(2)	Series A Preferred Shares, convertible into common shares, were redeemed in the second quarter of 2002. Series B preferred shares are not convertible into common shares. Therefore they are excluded from the calculation.

(3)	For basic FFO, represents the weighted average total shares outstanding, assuming the redemption of all Operating Partnership Units for Common Shares. For diluted FFO, represents the weighted average total shares outstanding, assuming the redemption of all Operating Partnership Units for Common Shares, the Series A Preferred Shares converted to Common Shares, and the Common Shares issuable under the treasury stock method upon exercise of stock options.

Capital Expenditures

      During the nine months ended September 30, 2003, we spent approximately $5.0 million on revenue generating capital expenditures including tenant allowances, leasing commissions paid to third-party brokers, legal costs relative to lease documents, and capitalized leasing and construction costs. These types of costs generate a return through rents from tenants over the term of their leases. Revenue enhancing capital expenditures, including expansions, renovations or repositionings, were approximately $11.9 million. Revenue neutral capital expenditures, such as roof and parking lot repairs, amounted to approximately $46,000.

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

(b) Reports on Form 8-K

      Not applicable

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized as of November 6, 2003.

RAMCO-GERSHENSON PROPERTIES TRUST

By:	/s/ RICHARD J. SMITH ______________________________________ Richard J. Smith Chief Financial Officer (Principal Accounting Officer)

10-Q EXHIBIT INDEX

Exhibit No.	Description

31.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.