Form 10-K
period 2003-12-31
RAMCO GERSHENSON PROPERTIES TRUST
filed 2004-03-15
CIK 842183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recent completed second fiscal quarter was $337,071,570.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

16,794,591 common shares outstanding as of March 11, 2004.

DOCUMENT INCORPORATED BY REFERENCE

      Portions of the 2004 Ramco-Gershenson Properties Trust Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the annual meeting of shareholders to be held on June 10, 2004 are incorporated by reference into Part III.

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

	Item		Page

PART I	1.	Business	2
	2.	Properties	8
	3.	Legal Proceedings	13
	4.	Submission of Matters to a Vote of Security Holders	13
PART II	5.	Market for Registrant’s Common Equity and Related Stockholder Matters	14
	6.	Selected Financial Data	15
	7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
	7A.	Quantitative and Qualitative Disclosures About Market Risk	32
	8.	Financial Statements and Supplementary Data	33
	9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	33
	9A.	Controls and Procedures	33
PART III	10.	Directors and Executive Officers of the Registrant	33
	11.	Executive Compensation	33
	12.	Security Ownership of Certain Beneficial Owners and Management	33
	13.	Certain Relationships and Related Transactions	33
	14.	Principal Accountant Fees and Services	33
PART IV	15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	34
Mortgage dated July 29, 2004
Consent and Assumption Agreement
Loan Assumption Agreement-Hoover Eleven Center Co.
Loan Assumption Agreement-Hoover Annex Associates
Mortgage Assignment of Leases and Rents, Security
Computation of Ratio of Earnings
Subsidiaries
Consent of Deloitte & Touche LLP
Certification of Dennis E. Gershenson
Certification of Richard J. Smith
Section 906 Certification of Dennis E. Gershenson
Section 906 Certification of Richard J. Smith

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

      We conduct substantially all of our business, and hold substantially all of our interests in our properties, through our operating partnership, Ramco-Gershenson Properties, L.P., either directly or indirectly through partnerships or limited liability companies which hold fee title to the properties. We have the exclusive power to manage and conduct the business of our operating partnership. As of December 31, 2003, our company owned approximately 85.2% of the interests in our operating partnership.

      Operations of the Company. We are engaged in the business of owning, developing, acquiring, managing and leasing community shopping centers in the midwestern, southeastern and mid-Atlantic regions of the United States. As of December 31, 2003, we had a portfolio of 64 shopping centers, with more than 13,200,000 square feet of gross leasable area (“GLA”), located in 12 states.

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

Properties

      As of December 31, 2003, we owned and operated a portfolio of 64 shopping centers totaling approximately 13.3 million square feet of gross leaseable area located in 12 states. Our properties consist of 63 community shopping centers, ten of which are power centers and two of which are single tenant facilities. We also own one enclosed regional mall.

      We are predominantly a community shopping center company with a focus on acquiring, developing and managing centers primarily anchored by grocery stores and nationally recognized discount department stores. It is our belief that centers with a grocery and/or discount component attract consumers seeking value-priced products. Since these products are required to satisfy everyday needs, customers usually visit the centers on a weekly basis. Our shopping centers are focused in metropolitan trade areas in the midwestern and the southeastern regions of the United States. We also own and operate three centers in the mid-Atlantic region of the United States. Our anchor tenants include Wal-Mart, Target, Kmart, Kohl’s, Home Depot and Lowe’s Home Improvement. Approximately 54% of our community shopping centers have grocery anchors, including Publix, A&P, Kroger, Super Value, Shop Rite, Kash ’n Karry, Winn Dixie, Giant Eagle and Meijer.

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

      Our business objective and operating strategy is to increase funds from operations and cash available for distribution per share through internal and external growth. We expect to achieve internal growth and to enhance the value of our properties by increasing their rental income over time through (i) contractual rent increases, (ii) the leasing and re-leasing of available space at higher rental levels, and (iii) the selective renovation of the properties. We intend to achieve external growth through the selective development of new shopping center properties, the acquisition of shopping center properties directly or through one or more joint venture entities, and the expansion and redevelopment of existing properties. From time to time we have sold mature properties, which have less potential for growth, and the redeployment of the proceeds of those sales to fund acquisition, development and redevelopment activities, to repay variable rate debt and to repurchase outstanding shares. Since January 1, 2002 we have sold two shopping centers and six parcels of land for an aggregate amount of $24,595,000.

      As part of our ongoing business strategy, we continue to expand and redevelop existing properties in our shopping center portfolio, depending on tenant demands and market conditions. We plan to take advantage of attractive purchase opportunities by acquiring additional shopping center properties in underserved, attractive and/or expanding markets. We also seek to acquire strategically located, quality shopping centers that (i) have leases at rental rates below market rates, (ii) have potential for rental and/or occupancy increases or (iii) offer cash flow growth or capital appreciation potential where we have financial strength, or expansion or redevelopment capabilities which can enhance value, and provide anticipated total returns that will increase our cash available for distribution per share. During 2003, we acquired six properties at an aggregate cost of $106,750,000. We believe we have an aggressive approach to repositioning, renovating and expanding our shopping centers. Our management team assesses our centers annually to identify redevelopment opportunities and proactively engage in value-enhancing activities. These efforts have resulted in the improvement of property values and increased operating income. They also keep our centers attractive, well tenanted and properly maintained. In addition, we will continue our strategy to sell non-core assets when properties are not viable redevelopment candidates.

Employment

      As of December 31, 2003, we employed 87 corporate employees, including six executives and three executive support personnel, 20 employees in asset management, 12 employees in development and construction, three employees in acquisitions, 19 employees in financial and treasury services, 14 employees in lease administration, six employees in human resources and office services and four employees in information services. In addition, at December 31, 2003, we employed 44 on-site shopping center maintenance personnel. We believe that our relations with our employees are good. None of our employees are unionized.

Equity Transactions

      In June 2003, we issued 2.2 million common shares of beneficial interest in a public offering, resulting in approximately $50.6 million of net proceeds. In addition, in October 2003, we issued 2.3 million common shares of beneficial interest in a public offering, resulting in approximately $56.7 million of net proceeds.

Developments and Redevelopment

      In 2003, we completed a number of redevelopment projects including Phase I of the repositioning of the Tel-Twelve shopping center in Southfield, Michigan for a total cost of approximately $19.8 million. The redevelopment included the addition of a 144,000 square foot Lowes Home Improvement, which opened in February 2003. Phase II of the redevelopment is currently underway for an estimated net cost of approximately $5.4 million and includes the addition of a 195,000 square foot Meijer discount/grocery superstore, which will replace the closed 128,000 square foot Kmart. Also included in the final phase of the repositioning is Pier 1 Imports, which opened in December 2003 and Michael’s Crafts, which is scheduled to open in the second quarter of 2004.

      We are currently redeveloping The Shoppes of Lakeland for an estimated net cost of approximately $9.1 million. A portion of the site was sold to Target, which will anchor the 300,000 square foot redevelopment. In addition to Target, the redevelopment includes an Ashley Furniture store, which is presently under construction.

      In June 2003, we commenced the development of a Home Depot anchored shopping center in Grand Haven, Michigan for an estimated net cost of approximately $4.9 million. In addition to the Home Depot, which is anchor owned, the center will contain 50,000 square feet of retail space including two outlots. Home Depot is expected to open in the first quarter of 2004.

Competition

      We face competition from similar retail centers within the trade centers in which our centers operate to renew leases or re-let spaces as leases expire. Some of these competing properties may be newer, better located, better capitalized or better tenanted than our properties. In addition, any new competitive properties that are developed within the trade areas in which we operate may result in increased competition for customer traffic and creditworthy tenants. We may not be able to renew leases or obtain new tenants to whom space may be re-let as leases expire, and the terms of renewals or new leases (including the cost of required renovations or concessions to tenants) may be less favorable to us than current lease terms. Increased competition for tenants may require us to make capital improvements to properties which we would not have otherwise planned to make. In addition, we face competition from alternate forms of retailing, including home shopping networks, mail order catalogues and on-line based shopping services, which may limit the number of retail tenants that desire to seek space in shopping center properties generally. If we are unable to re-let substantial amounts of vacant space promptly, if the rental rates upon a renewal or new lease are significantly lower than expected, or if reserves for costs of re-letting prove inadequate, then our earnings and cash flow could decrease.

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

      We have been the subject of an Internal Revenue Service (“IRS”) examination of our taxable years ended December 31, 1991 through 1995 (the “IRS Audit”). On October 29, 2001, the IRS issued an examination report in connection with the IRS Audit wherein they proposed, among other things, to disqualify us as a REIT for the taxable year ended December 31, 1994 (the “IRS Report”). During the third quarter of 1994, we held more than 25% of the value of our total assets in short-term Treasury Bill reverse repurchase agreements, which could be viewed as non-qualifying assets for purposes of determining whether we qualify to be taxed as a REIT. We filed a formal protest with respect to the IRS Report on November 29, 2001, and subsequently participated in numerous meetings with the IRS appellate conferee. On December 4, 2003, we reached an agreement with the IRS with respect to the IRS Audit (the “Closing Agreement”).

      Pursuant to the terms of the Closing Agreement (i) our “REIT taxable income” was adjusted for each of the taxable years ended December 31, 1991, 1992, and 1993; (ii) our election to be taxed as a REIT was terminated for the taxable year ended December 31, 1994; (iii) we were not permitted to reelect REIT status for the taxable year ended December 31, 1995; (iv) we were permitted to reelect REIT status for taxable years beginning on or after January 1, 1996; (v) our timely filing of IRS Form 1120-REIT for the taxable year ended December 31, 1996 was treated, for all purposes of the Internal Revenue Code (the “Code”), as an election to be taxed as a REIT; (vi) the provisions of the Closing Agreement were expressly contingent upon our payment of “deficiency dividends” (that is, our declaration and payment of a distribution that is permitted to relate back to the year for which the IRS determines a deficiency in order to satisfy the requirement for REIT qualification that we distribute a certain minimum amount of our “REIT taxable income” for such year) in amounts not less than $1,387,000 and $809,000 for our 1992 and 1993 taxable years respectively; (vii) we consented to the assessment and collection, by the IRS, of approximately $5,180,000 in tax and interest; and (viii) we agreed that no penalties or other “additions to tax” would be asserted with respect to any adjustments to taxable income required pursuant to the Closing Agreement.

      As a consequence of losing our REIT status for the taxable year ended December 31, 1994, and reelecting REIT status for the taxable year which began January 1, 1996, we became subject to certain Treasury Regulations applicable to corporations qualifying as a REIT after being subject to tax under subchapter C of the Internal Revenue Code. Under these Treasury Regulations, a corporation which owns an asset on the day before, as well as the day of, the corporation’s qualification as a REIT recognizes gain

(subject to tax at the highest corporate income tax rate) as of the day before such qualification in an amount equal to the excess of (1) the fair market value of such assets on such date over (2) the corporation’s adjusted basis in such assets on such date. In lieu of this treatment, the corporation may elect, in respect of any asset it held on the day before, as well as on the first day, it qualified as a REIT, to recognize, on any taxable disposition of such asset during the ten-year period beginning on such date, gain which, to the extent of the excess of (1) the fair market value of the asset as of the beginning of such ten-year period over (2) the corporation’s adjusted basis in such asset as of the beginning of such ten-year period, is subject to tax at the highest corporate income tax rate.

      An exception to the Treasury Regulations described in the preceding paragraph applies to any re-election as a REIT by a corporation that, (1) immediately prior to qualifying as a REIT, was taxed as a subchapter C corporation for a period not exceeding two taxable years, and (2) immediately prior to being subject to tax as a subchapter C corporation, was taxed as a REIT for a period of at least one taxable year. Because we meet the requirements for this exception to apply, the rules in the Treasury Regulations do not apply to us.

      In addition, because we lost our REIT status for the taxable year ended December 31, 1994, and reelected REIT status for the taxable year which began January 1, 1996, we were required to have distributed to our shareholders by the close of the taxable year which began January 1, 1996, any earnings and profits we accumulated as a subchapter C corporation for the taxable years ended December 31, 1994 and 1995. Because we did not accumulate (but rather distributed) any profits we earned during the taxable years ended December 31, 1994 and 1995, we did not have any accumulated earnings and profits that we were required to distribute by the close of the taxable year which began January 1, 1996.

      In connection with the incorporation and distribution of all of the shares of Atlantic Realty Trust (“Atlantic”) in May 1996, we entered into a tax agreement with Atlantic under which Atlantic assumed all of our tax liability arising out of the IRS’ then ongoing examination (which included, but is not otherwise limited to, the IRS Audit), excluding any tax liability relating to any actions or events occurring, or any tax return position taken after May 10, 1996, but including liabilities for additions to tax, interest, penalties and costs relating to covered taxes (the “Tax Agreement”). In addition, the Tax Agreement provides that, to the extent any tax which Atlantic is obligated to pay under the Tax Agreement can be avoided through the declaration of a “deficiency dividend”, we will make, and Atlantic will reimburse us for the amount of, such deficiency dividend.

      On December 15, 2003, our Board of Trustees declared a cash dividend in the amount of $2,200,000, payable on January 20, 2004, to common shareholders of record on December 31, 2003. Immediately following the payment of such dividend, we timely filed IRS Form 976, Claim for Deficiency Dividends Deductions by a Real Estate Investment Trust, claiming deductions in the amount of $1,387,000 and $809,000 for our 1992 and 1993 taxable years respectively. Our payment of the deficiency dividend was both consistent with the terms of the Closing Agreement and necessary to retain our status as a REIT for each of the taxable years ended December 31, 1992 and 1993. On January 21, 2004, pursuant to the Tax Agreement, Atlantic reimbursed us $2,200,000 in recognition of our payment of the deficiency dividend. Pursuant to the Closing Agreement, the IRS issued its assessment of $5,180,000 in tax and interest.

      In the notes to the consolidated financial statements of Atlantic’s most recent quarterly report on Form 10-Q filed with the Securities and Exchange Commission for its calendar quarter ended September 30, 2003, Atlantic has disclosed its liability under the Tax Agreement for the tax deficiencies, and deficiency dividend (and interest on the tax deficiencies and deficiency dividend) reflected in the Closing Agreement. As discussed above, on January 21, 2004, Atlantic reimbursed us $2,200,000 in recognition of our payment of the deficiency dividend. We expect to be reimbursed by Atlantic for the tax assessment and related interest pursuant to the Tax Agreement, but there can be no assurance that we will receive payment from Atlantic. We believe, but can provide no assurance, that Atlantic currently has sufficient assets to reimburse us for our payment of $5,180,000 in tax deficiencies and interest. According to the quarterly report on Form 10-Q filed by Atlantic for its calendar quarter ended September 30, 2003, Atlantic had net assets of approximately $64.3 million (as determined pursuant to the liquidation basis of accounting).

      The IRS is currently conducting an examination of us for the taxable years ended December 31, 1996 and 1997, and of one of our subsidiary partnerships for the taxable years ended December 31, 1997, 1998, and 1999 (the “IRS Examination”). As of even date herewith, the IRS has not issued a report nor proposed any adjustments in connection with the IRS Examination. Certain tax deficiencies (and any related interest and penalties) which may be assessed against us in connection with the IRS Examination may constitute covered taxes under the Tax Agreement. Atlantic may not have sufficient assets to reimburse us for all amounts we must pay to the IRS with respect to such covered taxes, and we would be required to pay the difference out of our own funds. The IRS may also assess taxes that Atlantic is not required to pay. Accordingly, the ultimate resolution of any tax liabilities arising pursuant to the IRS Examination may have a material adverse effect on our financial position, results of operations and cash flows.

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

      In connection with ownership (direct or indirect), operation, management and development of real properties, we may be potentially liable for remediation, releases or injury. In addition, Environmental Laws impose on owners or operators the requirement of on-going compliance with rules and regulations regarding business-related activities that may affect the environment. Such activities include, for example, the ownership or use of transformers or underground tanks, the treatment or discharge of waste waters or other materials, the removal or abatement of asbestos-containing materials (“ACMs”) or lead-containing paint during renovations or otherwise, or notification to various parties concerning the potential presence of regulated matters, including ACMs. Failure to comply with such requirements could result in difficulty in the lease or sale of any affected property and/or the imposition of monetary penalties, fines or other sanctions in addition to the costs required to attain compliance. Several of our properties have or may contain ACMs or underground storage tanks (“USTs”); however, we are not aware of any potential environmental liability which could reasonably be expected to have a material impact on our financial position or results of operations. No assurance can be given that future laws, ordinances or regulations will not impose any material environmental requirement or liability, or that a material adverse environmental condition does not otherwise exist.

Item 2.	Properties

      Our properties are located in twelve states primarily throughout the midwestern, southeastern and mid-Atlantic regions of the United States as follows:

		Annualized Base
	Number of	Rental At	Company
State	Properties	December 31, 2003(1)	Owned GLA

Michigan	26	$41,173,169	5,335,461
Florida	13	12,784,877	1,735,772
Tennessee	6	4,202,474	854,297
Georgia	5	3,934,805	644,943
Ohio	4	6,634,533	830,571
North Carolina	2	1,982,995	362,933
South Carolina	2	1,965,613	356,710
New Jersey	1	2,908,583	224,138
Wisconsin	2	3,650,921	538,675
Virginia	1	2,441,741	228,617
Alabama	1	750,211	119,551
Maryland	1	1,662,965	251,547

Total	64	$84,092,887	11,483,215

      The above table includes four properties owned by joint ventures in which we have an equity investment.

      Our properties, by type of center, consist of the following:

		Annualized Base
	Number of	Rental At	Company
Type of Tenant	Properties	December 31, 2003(1)	Owned GLA

Community centers	63	$80,751,795	11,099,872
Enclosed regional mall	1	3,341,092	383,343

Total	64	$84,092,887	11,483,215

(1)	“Annualized Base Rental Revenue” is equal to December 2003 base rental revenues multiplied by 12.

      Additional information regarding the Properties is included in the Property Schedule on the following pages.

PROPERTY SUMMARY

AS OF 12/31/03

		Year
		Constructed/
		Acquired/Year of
		Latest	Number
		Renovation	of
Property	Location	or Expansion(3)	Units

Alabama
Cox Creek Plaza	Florence, AL	1984/1997/2000	12

Total/ Weighted Average			12

Florida
Coral Creek Shops	Coconut Creek, FL	1992/2002/NA	34
Crestview Corners	Crestview, FL	1986/1997/1993	14
Lantana Shopping Center	Lantana, FL	1959/1996/2002	22
Naples Towne Centre	Naples, FL	1982/1996/2003	15
Pelican Plaza	Sarasota, FL	1983/1997/NA	32
Publix at River Crossing	New Port Richey, FL	1998/2003/NA	15
Rivertowne Square	Deerfield Beach, FL	1980/1998/NA	22
Shenandoah Square(7)	Davie, FL	1989/2001/NA	47
Shoppes of Lakeland	Lakeland, FL	1985/1996/NA	19
Southbay Shopping Center	Osprey, FL	1978/1998/NA	19
Sunshine Plaza	Tamarac, FL	1972/1996/2001	28
The Crossroads	Royal Palm Beach, FL	1988/2002/NA	36
Village Lakes Shopping Center	Land O’ Lakes, FL	1987/1997/NA	24

Total/ Weighted Average			327

Georgia
Conyers Crossing	Conyers, GA	1978/1998/1989	15
Holcomb Center	Alpharetta, GA	1986/1996/NA	23
Horizon Village	Suwanee, GA	1996/2002/NA	22
Indian Hills	Calhoun, GA	1988/1997/NA	17
Mays Crossing	Stockbridge, GA	1984/1997/1986	19

Total/ Weighted Average			96

Maryland
Crofton Centre	Crofton, MD	1974/1996/NA	18

Total/ Weighted Average			18

Michigan
Auburn Mile	Auburn Hills, MI	2000/1999/NA	11
Clinton Pointe	Clinton Twp., MI	1992/2003/NA	14
Clinton Valley Mall	Sterling Heights, MI	1977/1996/2002	10
Clinton Valley	Sterling Heights, MI	1985/1996/NA	10
Eastridge Commons	Flint, MI	1990/1996/2001(10)	16
Edgewood Towne Center	Lansing, MI	1990/1996/2001(10)	15
Fairlane Meadows	Dearborn, MI	1987/2003/NA	23
Fraser Shopping Center	Fraser, MI	1977/1996/NA	8
Hoover Eleven	Warren, MI	1989/2003/NA	57
Jackson Crossing	Jackson, MI	1967/1996/2002	66
Jackson West	Jackson, MI	1996/1996/1999	5

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Total Shopping Center GLA:

	Anchors:

			Total	Non-
	Anchor	Company	Anchor	Anchor
Property	Owned	Owned	GLA	GLA	Total

Alabama
Cox Creek Plaza		92,901	92,901	26,650	119,551

Total/ Weighted Average	—	92,901	92,901	26,650	119,551

Florida
Coral Creek Shops		42,112	42,112	67,200	109,312
Crestview Corners		79,603	79,603	32,015	111,618
Lantana Shopping Center		61,166	61,166	61,347	122,513
Naples Towne Centre	32,680	102,027	134,707	32,680	167,387
Pelican Plaza		35,768	35,768	70,105	105,873
Publix at River Crossing		37,888	37,888	24,150	62,038
Rivertowne Square		70,948	70,948	65,699	136,647
Shenandoah Square(7)		42,112	42,112	81,500	123,612
Shoppes of Lakeland		122,000	122,000	58,390	180,390
Southbay Shopping Center		31,700	31,700	64,990	96,690
Sunshine Plaza		175,834	175,834	69,970	245,804
The Crossroads		42,112	42,112	77,980	120,092
Village Lakes Shopping Center		125,141	125,141	61,335	186,476

Total/ Weighted Average	32,680	968,411	1,001,091	767,361	1,768,452

Georgia
Conyers Crossing		138,915	138,915	31,560	170,475
Holcomb Center		39,668	39,668	67,385	107,053
Horizon Village		47,955	47,955	49,046	97,001
Indian Hills		97,930	97,930	35,200	133,130
Mays Crossing		100,244	100,244	37,040	137,284

Total/ Weighted Average	—	424,712	424,712	220,231	644,943

Maryland
Crofton Centre		176,376	176,376	75,171	251,547

Total/ Weighted Average	—	176,376	176,376	75,171	251,547

Michigan
Auburn Mile	45,520	552,437	597,957	29,134	627,091
Clinton Pointe	112,000	65,735	177,735	69,595	247,330
Clinton Valley Mall		55,175	55,175	97,477	152,652
Clinton Valley		50,000	50,000	44,360	94,360
Eastridge Commons	117,777	124,203	241,980	45,637	287,617
Edgewood Towne Center	209,272	23,524	232,796	62,233	295,029
Fairlane Meadows	175,830	56,586	232,416	80,922	313,338
Fraser Shopping Center		52,784	52,784	23,915	76,699
Hoover Eleven		138,178	138,178	151,390	289,568
Jackson Crossing	254,242	191,923	446,165	191,420	637,585
Jackson West		194,484	194,484	15,837	210,321

[Additional columns below]

[Continued from above table, first column(s) repeated]

				Annualized Base
	Company Owned GLA			Rent

Property	Total	Leased	Occupancy	Total	PSF	Anchors(9)

Alabama
Cox Creek Plaza	119,551	113,801	95.2%	$750,211	$6.59	Goody’s, Toy’s R Us, Old Navy

Total/ Weighted Average	119,551	113,801	95.2%	$750,211	$6.59

Florida
Coral Creek Shops	109,312	108,112	98.9%	$1,472,895	$13.62	Publix
Crestview Corners	111,618	110,418	98.9%	$519,487	$4.70	Big Lots, Wal-Mart(11)
Lantana Shopping Center	122,513	120,713	98.5%	$1,202,098	$9.96	Publix
Naples Towne Centre	134,707	121,979	90.6%	$659,328	$5.41	Florida Food & Drug(1), Save-A-Lot, Beall’s
Pelican Plaza	105,873	84,294	79.6%	$923,959	$10.96	Linens ’n Things
Publix at River Crossing	62,038	62,038	100.0%	$676,084	$10.90	Publix
Rivertowne Square	136,647	130,400	95.4%	$1,146,477	$8.79	Winn-Dixie, Office Depot
Shenandoah Square(7)	123,612	112,812	91.3%	$1,558,317	$13.81	Publix
Shoppes of Lakeland	180,390	27,047	15.0%	$252,743	$9.34	Michael’s
Southbay Shopping Center	96,690	62,831	65.0%	$338,191	$5.38	Beall’s Coastal Home
Sunshine Plaza	245,804	205,808	83.7%	$1,550,760	$7.53	Publix, Old Time Pottery
The Crossroads	120,092	115,300	96.0%	$1,510,543	$13.10	Publix
Village Lakes Shopping Center	186,476	175,921	94.3%	$973,995	$5.54	Kash ’N Karry Food Store, Wal-Mart

Total/ Weighted Average	1,735,772	1,437,673	82.8%	$12,784,877	$8.89

Georgia
Conyers Crossing	170,475	170,475	100.0%	$898,830	$5.27	Burlington Coat Factory, Hobby Lobby
Holcomb Center	107,053	57,525	53.7%	$584,159	$10.15
Horizon Village	97,001	95,601	98.6%	$1,121,571	$11.73	Publix
Indian Hills	133,130	122,730	92.2%	$610,360	$4.97	Ingles Market, Wal-Mart(4)
Mays Crossing	137,284	132,784	96.7%	$719,885	$5.42	Ingles Market(8), Big Lots, Dollar Tree

Total/ Weighted Average	644,943	579,115	89.8%	$3,934,805	$6.79

Maryland
Crofton Centre	251,547	246,584	98.0%	$1,662,965	$6.74	Super Valu, Kmart, Leather Expo

Total/ Weighted Average	251,547	246,584	98.0%	$1,662,965	$6.74

Michigan
Auburn Mile	581,571	581,571	100.0%	$2,790,750	$4.80	Best Buy(1), Target, Meijer, Costco, Joann etc, Staples
Clinton Pointe	135,330	119,655	88.4%	$1,187,993	$9.93	OfficeMax, Sports Authority, Target(1)
Clinton Valley Mall	152,652	121,397	79.5%	$1,553,725	$12.80	Office Depot, DSW Shoe Warehouse
Clinton Valley	94,360	28,684	30.4%	$205,750	$7.17
Eastridge Commons	169,840	165,525	97.5%	$1,645,773	$9.94	Farmer Jack (A&P), Staples, Target(1), TJ Maxx
Edgewood Towne Center	85,757	85,757	100.0%	$852,910	$9.95	OfficeMax, Sam’s Club(1), Target(1)
Fairlane Meadows	137,508	116,588	84.8%	$1,824,657	$15.65	Best Buy, Kids ’R’ Us, Target(1), Mervyn’s(1)
Fraser Shopping Center	76,699	65,585	85.5%	$387,565	$5.91	Oakridge Market, Rite-Aid
Hoover Eleven	289,568	279,622	96.6%	$3,225,252	$11.53	Kroger, Marshall’s, OfficeMax, TJ Maxx
Jackson Crossing	383,343	368,144	96.0%	$3,341,092	$9.08	Kohl’s Department Store, Sears(1), Target(1), Toys ’R’ Us, Best Buy, Bed, Bath & Beyond, Jackson 10
Jackson West	210,321	210,321	100.0%	$1,590,080	$7.56	Circuit City, Lowe’s, Michael’s, OfficeMax

		Year
		Constructed/
		Acquired/Year of
		Latest	Number
		Renovation	of
Property	Location	or Expansion(3)	Units

Kentwood Towne Centre(2)	Kentwood, MI	1988/1996//NA	18
Lake Orion Plaza	Lake Orion, MI	1977/1996/NA	9
Lakeshore Marketplace	Norton Shores, MI	1996/2003/NA	23
Livonia Plaza	Livonia, MI	1988/2003/NA	20
Madison Center	Madison Heights, MI	1965/1997/2000	14
New Towne Plaza	Canton Twp., MI	1975/1996/1998	18
Oak Brook Square	Flint, MI	1982/1996/NA	22
Roseville Towne Center	Roseville, MI	1963/1996/2001	15
Southfield Plaza	Southfield, MI	1969/1996/1999	14
Southfield Plaza Expansion(2)	Southfield, MI	1987/1996/NA	11
Taylor Plaza	Taylor, MI	1970/1996/NA	1
Tel-Twelve	Southfield, MI	1968/1996/2003	19
West Acres Commons(7)	Flint, MI	1998/2001/NA	14
West Oaks I	Novi, MI	1979/1996/1998	7
West Oaks II	Novi, MI	1986/1996/2000	30

Total/ Weighted Average			470

New Jersey
Chester Springs Shopping Center	Chester, NJ	1970/1996/1999	40

Total/ Weighted Average			40

North Carolina
Holly Springs Plaza	Franklin, NC	1988/1997/1992	16
Ridgeview Crossing	Elkin, NC	1989/1997/1995	17

Total/ Weighted Average			33

Ohio
Crossroads Centre	Rossford, OH	2001/2001/NA	21
OfficeMax Center	Toledo, OH	1994/1996/NA	1
Spring Meadows Place	Holland, OH	1987/1996/1997	32
Troy Towne Center	Troy, OH	1990/1996/2002	17

Total/ Weighted Average			71

South Carolina
Edgewood Square	North Augusta, SC	1989/1997/1997	8
Taylors Square	Taylors, SC	1989/1997/1995	7

Total/ Weighted Average			15

Tennessee
Cumberland Gallery	New Tazewell, TN	1988/1997/NA	16
Highland Square	Crossville, TN	1988/1997/NA	17
Northwest Crossing	Knoxville, TN	1989/1997/1995	11
Northwest Crossing II	Knoxville, TN	1999/1999/NA	2

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Total Shopping Center GLA:

	Anchors:

			Total	Non-
	Anchor	Company	Anchor	Anchor
Property	Owned	Owned	GLA	GLA	Total

Kentwood Towne Centre(2)	101,909	122,390	224,299	61,265	285,564

Lake Orion Plaza		114,574	114,574	14,878	129,452

Lakeshore Marketplace		258,638	258,638	102,490	361,128

Livonia Plaza		80,533	80,533	42,894	123,427

Madison Center		167,830	167,830	59,258	227,088

New Towne Plaza		91,122	91,122	80,643	171,765

Oak Brook Square		57,160	57,160	83,057	140,217

Roseville Towne Center		211,166	211,166	57,885	269,051

Southfield Plaza		128,358	128,358	37,660	166,018

Southfield Plaza Expansion(2)		—	—	19,410	19,410
Taylor Plaza		122,374	122,374	—	122,374
Tel-Twelve		555,279	555,279	40,738	596,017

West Acres Commons(7)		59,889	59,889	35,200	95,089

West Oaks I		226,839	226,839	19,028	245,867

West Oaks II	221,140	90,753	311,893	77,201	389,094

Total/ Weighted Average	1,237,690	3,791,934	5,029,624	1,543,527	6,573,151

New Jersey
Chester Springs Shopping Center		81,760	81,760	142,378	224,138

Total/ Weighted Average	—	81,760	81,760	142,378	224,138

North Carolina
Holly Springs Plaza		124,484	124,484	31,100	155,584

Ridgeview Crossing		168,659	168,659	38,690	207,349

Total/ Weighted Average	—	293,143	293,143	69,790	362,933

Ohio
Crossroads Centre		381,291	381,291	94,154	475,445

OfficeMax Center		22,930	22,930	—	22,930
Spring Meadows Place	275,372	54,071	329,443	133,515	462,958

Troy Towne Center	90,921	107,584	198,505	37,026	235,531

Total/ Weighted Average	366,293	565,876	932,169	264,695	1,196,864

South Carolina
Edgewood Square		207,829	207,829	5,875	213,704

Taylors Square		133,624	133,624	9,382	143,006

Total/ Weighted Average	—	341,453	341,453	15,257	356,710

Tennessee
Cumberland Gallery		73,304	73,304	24,851	98,155

Highland Square		131,126	131,126	40,420	171,546

Northwest Crossing		273,807	273,807	29,933	303,740

Northwest Crossing II		23,500	23,500	4,674	28,174

[Additional columns below]

[Continued from above table, first column(s) repeated]

				Annualized Base
	Company Owned GLA			Rent

Property	Total	Leased	Occupancy	Total	PSF	Anchors(9)

Kentwood Towne Centre(2)	183,655	175,571	95.6%	$1,416,860	$8.07	Burlington Coat, Hobby Lobby, OfficeMax, Target(1)
Lake Orion Plaza	129,452	122,132	94.3%	$503,629	$4.12	Farmer Jack (A&P), Kmart
Lakeshore Marketplace	361,128	358,884	99.4%	$2,603,634	$7.25	Barnes & Noble, Dunham’s, Elder-Beerman, Hobby Lobby, TJ Maxx, Toys ’R’ Us
Livonia Plaza	123,427	119,227	96.6%	$1,153,353	$9.67	Kroger, TJ Maxx
Madison Center	227,088	227,088	100.0%	$1,398,977	$6.16	Dunham’s, Kmart
New Towne Plaza	171,765	171,765	100.0%	$1,452,826	$8.46	Kohl’s Department Store
Oak Brook Square	140,217	122,207	87.2%	$1,092,883	$8.94	Kids ’R’ Us, TJ Maxx
Roseville Towne Center	269,051	228,142	84.8%	$1,426,772	$6.25	Marshall’s, Wal-Mart
Southfield Plaza	166,018	129,833	78.2%	$983,846	$7.58	Burlington Coat Factory, Marshall’s
Southfield Plaza Expansion(2)	19,410	19,410	100.0%	$281,177	$14.49	No Anchor
Taylor Plaza	122,374	—	0.0%	$—	$—
Tel-Twelve	596,017	522,216	87.6%	$4,994,092	$9.56	Circuit City, Meijer, Media Play, Lowe’s, Office Depot, DSW Shoe Warehouse
West Acres Commons(7)	95,089	90,689	95.4%	$1,120,901	$12.36	Farmer Jack (A&P)
West Oaks I	245,867	156,025	63.5%	$1,540,678	$9.87	Circuit City, OfficeMax, DSW Shoe Warehouse, Home Goods, Michael’s
West Oaks II	167,954	167,954	100.0%	$2,597,994	$15.47	Value City Furniture(6), Bed Bath & Beyond(6), Marshall’s, Toys ’R’ Us(1), Kids ’R’ Us(1)
						Kohl’s Department Store(1), Joann etc

Total/ Weighted Average	5,335,461	4,753,992	89.1%	$41,173,169	$8.66

New Jersey
Chester Springs Shopping Center	224,138	224,138	100.0%	$2,908,583	$12.98	Shop-Rite Supermarket, Staples

Total/ Weighted Average	224,138	224,138	100.0%	$2,908,583	$12.98

North Carolina
Holly Springs Plaza	155,584	154,384	99.2%	$842,458	$5.46	Ingles Market, Wal-Mart
Ridgeview Crossing	207,349	207,349	100.0%	$1,140,537	$5.50	Belk Department Store, Ingles Market, Wal-Mart

Total/ Weighted Average	362,933	361,733	99.7%	$1,982,995	$5.48

Ohio
Crossroads Centre	475,445	475,445	100.0%	$3,624,550	$7.62	Home Depot, Target, Giant Eagle, Michael’s, Linens ’n Things
OfficeMax Center	22,930	22,930	100.0%	$254,523	$11.10	OfficeMax
Spring Meadows Place	187,586	157,042	83.7%	$1,803,608	$11.48	Dick’s Sporting Goods(6), Media Play(6), Kroger(1), Target(1), TJ Maxx, OfficeMax
Troy Towne Center	144,610	144,610	100.0%	$951,852	$6.58	Sears Hardware, Wal-Mart(1), Kohl’s

Total/ Weighted Average	830,571	800,027	96.3%	$6,634,533	$8.29

South Carolina
Edgewood Square	213,704	177,329	83.0%	$981,338	$5.53	Bi-Lo Grocery, Wal-Mart(5)
Taylors Square	143,006	143,006	100.0%	$984,275	$6.88	Wal-Mart

Total/ Weighted Average	356,710	320,335	89.8%	$1,965,613	$6.14

Tennessee
Cumberland Gallery	98,155	88,855	90.5%	$396,122	$4.46	Ingles Market, Wal-Mart
Highland Square	171,546	159,396	92.9%	$822,879	$5.16	Kroger, Wal-Mart(4)
Northwest Crossing	303,740	272,876	89.8%	$1,522,604	$5.58	Wal-Mart, Wynn’s Sports & Outdoors
Northwest Crossing II	28,174	28,174	100.0%	$271,064	$9.62	OfficeMax

		Year
		Constructed/
		Acquired/Year of
		Latest	Number
		Renovation	of
Property	Location	or Expansion(3)	Units

Stonegate Plaza	Kingsport, TN	1984/1997/1993	7
Tellico Plaza	Lenoir City, TN	1989/1997/NA	12

Total/ Weighted Average			65

Virginia
Aquia Towne Center	Stafford, VA	1989/1998/NA	37

Total/ Weighted Average			37

Wisconsin
East Town Plaza	Madison, WI	1992/2000/2000	17
West Allis Towne Centre	West Allis, WI	1987/1996/NA	29

Total/ Weighted Average			46

PORTFOLIO TOTAL/ WEIGHTED AVERAGE			1230

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Total Shopping Center GLA:

	Anchors:

			Total	Non-
	Anchor	Company	Anchor	Anchor
Property	Owned	Owned	GLA	GLA	Total

Stonegate Plaza		127,042	127,042	11,448	138,490
Tellico Plaza		94,805	94,805	19,387	114,192

Total/ Weighted Average	—	723,584	723,584	130,713	854,297

Virginia
Aquia Towne Center		117,195	117,195	111,422	228,617

Total/ Weighted Average	—	117,195	117,195	111,422	228,617

Wisconsin
East Town Plaza	132,995	144,685	277,680	64,274	341,954
West Allis Towne Centre		216,736	216,736	112,980	329,716

Total/ Weighted Average	132,995	361,421	494,416	177,254	671,670

PORTFOLIO TOTAL/ WEIGHTED AVERAGE	1,769,658	7,938,766	9,708,424	3,544,449	13,252,873

[Additional columns below]

[Continued from above table, first column(s) repeated]

				Annualized Base
	Company Owned GLA			Rent

Property	Total	Leased	Occupancy	Total	PSF	Anchors(9)

Stonegate Plaza	138,490	131,590	95.0%	$633,085	$4.81	Food Lion Grocery(5), Wal-Mart(5)
Tellico Plaza	114,192	107,848	94.4%	$556,720	$5.16	Bi-Lo Grocery(12), Wal-Mart(4)

Total/ Weighted Average	854,297	788,739	92.3%	$4,202,474	$5.33

Virginia
Aquia Towne Center	228,617	224,217	98.1%	$2,441,741	$10.89	Super Valu(5), Big Lots, Northrop Grumman

Total/ Weighted Average	228,617	224,217	98.1%	$2,441,741	$10.89

Wisconsin
East Town Plaza	208,959	200,759	96.1%	$1,784,097	$8.89	Burlington, Marshalls, JoAnn, Borders, Toys R Us(1), Shopco(1)
West Allis Towne Centre	329,716	243,854	74.0%	$1,866,824	$7.66	Kmart, Kohl’s Supermarket (A&P)(5)

Total/ Weighted Average	538,675	444,613	82.5%	$3,650,921	$8.21

PORTFOLIO TOTAL/ WEIGHTED AVERAGE	11,483,215	10,294,967	89.7%	$84,092,887	$8.17

(1)	Anchor-owned store
(2)	50% general partner interest
(3)	Represents year constructed/acquired/year of latest renovation or expansion by either the Company or the former Ramco Group, as applicable.
(4)	Wal-Mart currently is not occupying its leased premises in this shopping center but remains obligated to pay under the terms of the respective lease agreement. The space leased by Wal-Mart has been subleased to third parties
(5)	Tenant closed — lease obligated
(6)	Owned by others
(7)	40% joint venture interest
(8)	The tenant has vacated the space but is still obligated to pay rent. The space is currently subleased to a third party.
(9)	We define anchor tenants as single tenants which lease 19,000 square feet or more at a property.
(10)	Anchor owned expansion
(11)	Lease terminated effective 12/31/03. As of 1/1/04 the subtenants will become direct tenants of Landlord.
(12)	Lease terminated effective 12/31/03.

Tenant Information

      The following table sets forth, as of December 31, 2003, information regarding space leased to tenants which in each case, individually account for 2% or more of total annualized base rental revenue from our properties.

			% of
	Total	Annualized	Annualized	Aggregate	% of Total
	Number of	Base Rental	Base Rental	GLA Leased	Company
Tenant	Stores	Revenue(1)	Revenue	by Tenant	Owned GLA

Wal-Mart	13	$5,667,955	6.7%	1,295,626	11.3%
TJ Maxx/ Marshalls	11	2,587,006	3.1%	338,505	3.0%
Publix	7	2,583,349	3.1%	324,765	2.8%
OfficeMax	9	2,265,971	2.7%	208,923	1.8%
A&P/ Farmer Jack	4	2,116,093	2.5%	212,612	1.9%
Meijer	2	2,100,000	2.5%	407,774	3.6%
Lowe’s Home Center	2	1,735,056	2.1%	270,720	2.4%
Kmart	4	1,638,826	2.0%	409,299	3.6%

      Included in the thirteen Wal-Mart locations listed in the above table are six locations (representing approximately 489,000 square feet of GLA) which are leased to, but not currently occupied by Wal-Mart, although Wal-Mart remains obligated under the respective lease agreements. The leases for these six Wal-Mart properties expire between 2006 and 2009. Wal-Mart has entered into various subleases with respect to certain of such locations, and sub-tenants currently occupy approximately 154,000 of the 489,000 square feet of GLA.

      The following table sets forth the total GLA leased to anchors, retail tenants, and available space, in the aggregate, of our properties as of December 31, 2003:

	Annualized	% of Annualized		% of Total
	Base Rental	Base Rental	Company	Company
Type of Tenant	Revenue(1)	Revenue	Owned GLA	Owned GLA

Anchor	$45,511,446	54.1%	7,232,513	63.0%
Retail (non-anchor)	38,581,441	45.9%	3,062,454	26.7%
Available	—	—	1,188,248	10.3%

Total	$84,092,887	100.0%	11,483,215	100.0%

      The following table sets forth as of December 31, 2003, the total GLA leased to national, regional and local tenants, in the aggregate, of our properties.

	Annualized	% of Annualized	Aggregate	% of Total
	Base Rental	Base Rental	GLA Leased	Company
Type of Tenant	Revenue(1)	Revenue	by Tenant	Owned GLA

National	$55,837,653	66.4%	7,133,748	69.3%
Local	15,782,332	18.8%	1,337,280	13.0%
Regional	12,472,902	14.8%	1,823,939	17.7%

Total	$84,092,887	100.0%	10,294,967	100.0%

      The following table sets forth lease expirations for the next five years at our properties assuming that no renewal options are exercised.

				% of
				Annualized		% of Total
		Average Base	Annualized	Base Rental	Leased	Company
		Rental Revenue per	Base Rental	Revenue as of	Company	Owned GLA
	No. of	sq. ft. as of	Revenue as of	12/31/03	Owned GLA	Represented
	Leases	12/31/03 Under	12/31/03 Under	Represented by	Expiring	by Expiring
Lease Expiration	Expiring	Expiring Leases	Expiring Leases(1)	Expiring Leases	(in square feet)	Leases

2004	205	$9.97	$7,867,603	9.4%	789,472	7.7%
2005	183	$9.67	$8,342,108	9.9%	863,014	8.4%
2006	187	$10.07	$8,572,820	10.2%	851,306	8.3%
2007	137	$9.22	$7,050,208	8.4%	764,464	7.4%
2008	147	$7.67	$11,921,427	14.2%	1,553,381	15.1%

(1)	“Annualized Base Rental Revenue” is equal to December 2003 base rental revenue multiplied by 12.

Item 3. Legal Proceedings

      There are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, against or involving us or our properties.

Item 4. Submission of Matters to a Vote of Security Holders

      During the fourth quarter of 2003, no matters were submitted for a vote of our shareholders.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      Market Information — Our Common Shares are currently listed and traded on the New York Stock Exchange (“NYSE”) under the symbol “RPT”. On March 11, 2004, the last reported sales price of the Shares on the NYSE was $27.20.

      The following table shows high and low closing prices per share for each quarter in 2003 and 2002.

	Share Price

Quarter Ended	High	Low

March 31, 2003	$22.32	$19.44
June 30, 2003	24.95	21.81
September 30, 2003	26.37	22.18
December 31, 2003	28.46	23.15
March 31, 2002	$18.30	$16.15
June 30, 2002	20.85	17.64
September 30, 2002	20.50	17.49
December 31, 2002	20.06	16.91

      Holders — The number of holders of record of the Common Shares was 2,852 as of March 11, 2004.

      Dividends — Under the Code, a REIT must meet certain requirements, including a requirement that it distribute annually to its shareholders at least 90% of its taxable income. Dividend distributions per common share for the years ended December 31, 2003 and 2002, are summarized as follows.

      We declared the following cash distributions per share to common shareholders for the years ended December 31, 2003 and 2002:

	Dividend
Record Date	Distribution	Payment Date

March 31, 2003	$.42	April 15, 2003
June 30, 2003	$.42	July 15, 2003
September 30, 2003	$.42	October 21, 2003
December 31, 2003	$.55	January 20, 2004

	Dividend
Record Date	Distribution	Payment Date

March 31, 2002	$.42	April 16, 2002
June 30, 2002	$.42	July 16, 2002
September 30, 2002	$.42	October 15, 2002
December 31, 2002	$.42	January 21, 2003

      The December 31, 2003 record date dividend includes a deficiency dividend of $0.13 per common share. A dispute with the Internal Revenue Service with respect to its examination of our taxable years ended December 31, 1991 through 1995 has been resolved and that, in connection with such resolution, a cash deficiency dividend of $2,200,000 was declared.

      Distributions paid by us are at the discretion of the Board of Trustees and depend on a number of factors, including our cash flow, financial condition and capital requirements, the annual distribution requirements necessary to maintain our status as a REIT under the Code, and such other factors as the Board of Trustees deems relevant.

      We have a Dividend Reinvestment Plan (the “DRP Plan”) which allows our shareholders to acquire additional Common Shares by automatically reinvesting cash dividends. Shares are acquired pursuant to the DRP Plan at a price equal to the prevailing market price of such Shares, without payment of any brokerage commission or service charge. Shareholders who do not participate in the DRP Plan continue to receive cash distributions, as declared.

Item 6.	Selected Financial Data (In thousands, except per share data and number of properties)

      The following table sets forth selected consolidated financial data for the Company and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.

	Year Ended December 31,

	2003	2002	2001	2000	1999

Operating Data (in thousands, except per share amounts):
Total revenue	$108,400	$90,760	$89,073	$86,716	$82,557
Operating income	11,543	10,200	12,033	12,738	14,775
Gain on sales of real estate	263	—	5,550	3,795	974
Income from continuing operations	9,982	8,435	12,965	12,145	10,695
Discontinued operations, net of minority interest(1)
Gain on sale of property	897	2,164	—	—	—
Income from operations	214	407	898	875	858
Income before cumulative effect of change in accounting principle	11,093	11,006	13,863	13,020	11,553
Cumulative effect of change in accounting principle(2)	—	—	—	(1,264)	—
Net income	11,093	11,006	13,863	11,756	11,553
Preferred share dividends	(2,375)	(1,151)	(3,360)	(3,360)	(3,407)
Gain on redemption of preferred shares		2,425	—	—	—
Net income available to common shareholders	$8,718	$12,280	$10,503	$8,396	$8,432
Earnings Per Share Data:
From continuing operations:
Basic	$0.55	$0.92	$1.35	$1.22	$1.05
Diluted	0.54	0.91	1.35	1.22	1.05
Net income available to common shareholders:
Basic	$0.62	$1.17	$1.48	$1.17	$1.17
Diluted	0.62	1.16	1.47	1.17	1.17
Cash dividends declared per common share	$1.81	$1.68	$1.68	$1.68	$1.68
Distributions to common shareholders	$22,478	$16,249	$11,942	$12,091	$12,126
Weighted average shares outstanding:
Basic	13,955	10,529	7,105	7,186	7,218
Diluted	14,141	10,628	7,125	7,187	7,218
Balance Sheet Data:
Cash and cash equivalents	$19,883	$9,974	$5,542	$2,939	$5,744
Accounts receivable, net	30,578	21,425	17,627	15,954	12,791
Investment in real estate (before accumulated depreciation)	830,793	707,092	557,349	557,995	542,955
Total assets	826,979	698,024	552,729	560,284	550,506
Mortgages and notes payable	454,358	423,248	347,275	354,008	337,552
Total liabilities	488,307	450,435	371,167	374,439	358,662
Minority interest	42,978	46,586	48,157	47,301	48,396
Shareholders equity	$295,694	$201,003	$133,405	$138,544	$143,448

	Year Ended December 31,

	2003	2002	2001	2000	1999

Other Data:
Funds from operations — diluted(3)	$34,654	$29,180	$31,607	$30,126	$28,868
Cash provided by operating activities	26,029	18,547	24,556	17,126	23,954
Cash used in by investing activities	(81,212)	(80,406)	5,774	(12,779)	(10,703)
Cash provided by financing activities	65,092	64,300	(27,727)	(7,152)	(12,057)
Number of properties	64	59	57	56	54
Company owned GLA	11,483	10,006	9,789	10,043	9,213
Occupancy rate	89.7%	90.5%	95.5%	93.7%	93.0%

(1)	In accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, which we adopted on January 1, 2002, shopping centers that were sold subsequent to December 31, 2001 have been classified as discontinued operations for all periods presented. Shopping centers that were sold prior to January 1, 2002 are included in gain on sales of real estate.

(2)	In 2000, we changed our method of accounting for percentage rental revenue in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.”

(3)	We consider funds from operations, also known as “FFO,” an appropriate supplemental measure of the financial performance of an equity REIT. Under the National Association of Real Estate Investment Trusts (“NAREIT”) definition, FFO represents income before minority interest, excluding extraordinary items, as defined under accounting principles generally accepted in the United States of America (“GAAP”), gains on sales of depreciable property, plus real estate related depreciation and amortization (excluding amortization of financing costs), and after adjustments for unconsolidated partnerships and joint ventures. FFO should not be considered an alternative to GAAP net income as an indication of our performance. We consider FFO to be a useful measure for reviewing our comparative operating and financial performance between periods or to compare our performance to different REITs. However, our computation of FFO may differ from the methodology for calculating FFO utilized by other real estate companies, and therefore, may not be comparable to these other real estate companies. A reconciliation of FFO to net income is included under the heading, “Funds From Operations” in Item 7.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      The following discussion should be read in conjunction with the consolidated financial statements, the notes thereto, and the comparative summary of selected financial data appearing elsewhere in this report.

      This Form 10-K contains forward-looking statements with respect to the operation of certain of our properties. We believe the expectations reflected in the forward-looking statements made in this document are based on reasonable assumptions. Certain factors could occur that might cause actual results to vary. These include: our success or failure in implementing our business strategy; economic conditions generally and in the commercial real estate and finance markets specifically; our cost of capital, which depends in part on our asset quality, our relationships with lenders and other capital providers; our business prospects and outlook and general market conditions; and changes in governmental regulations, tax rates and similar matters; and other factors discussed elsewhere in this Form 10-K report filed with the Securities and Exchange Commission. The forward-looking statements are identified by terminology such as “may,” “will,” “should,” “believe,” “expect,” “estimate,” “anticipate,” “continue,” “predict” or similar terms. Although we believe that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those projected in the forward-looking statements.

Overview

      We are a fully integrated, self-administered, publicly-traded real estate investment trust which owns, develops, acquires, manages and leases community shopping centers, single tenant retail properties and one regional mall, in the midwestern, southeastern and mid-Atlantic regions of the United States. At December 31, 2003, our portfolio consist of 64 shopping centers, of which ten are power centers and three are single tenant properties, as well as one enclosed regional mall, totaling approximately 13.6 million square feet of gross leasable area.

      Our corporate strategy is to maximize total return for our shareholders by improving operating income and enhancing asset value. We pursue our goal through:

•	A proactive approach to redeveloping, renovating and expanding our shopping centers.

•	The acquisition of community shopping centers, with a focus on grocery and nationally-recognized discount department store anchor tenants.

•	The development of new shopping centers in metropolitan markets where we believe demand for a center exists.

•	A proactive approach to leasing vacant spaces and entering into new leases for occupied spaces where leases are about to expire.

      We have followed a disciplined approach to managing our operations by focusing primarily on enhancing the value of our existing portfolio through strategic sales and successful leasing efforts and by improving our capital structure through the refinancing of a portion of our variable rate debt with long-term fixed rate debt and two stock offerings. We continue to selectively pursue new acquisitions and development opportunities. The highlights of our 2003 activity reflect this strategy:

•	We acquired six properties at an aggregate cost of $106.8 million.

•	We completed a number of redevelopments projects, including Phase I of the repositioning of the Tel-Twelve shopping center in Southfield, Michigan for a total cost of approximately $19.8 million. Phase II of the redevelopment is currently underway for an estimated net cost of approximately 5.4 million.

•	The strength of our portfolio supplemented with acquisitions brought on line since January 1, 2002 allowed us to increase our total revenue by 19.4% in 2003.

•	During 2003, we opened 77 new non-anchor stores, at an average base rent of $13.75 per square foot, which represents a 9.1% increase above our portfolio average. We also renewed 98 non-anchor leases at an average base rent of $11.14, achieving an increase of 5.75% over prior rental rates. In addition, we signed 10 new anchor leases during 2003. Our occupancy for the portfolio was 89.7% as of December 31, 2003.

•	We repaid two floating rate mortgages totaling $27.8 million and replaced them with fixed rate mortgages amounting to $37.1 million with interest rates of 5.45% and 5.51%. In addition, we refinanced a shopping center that was previously included as part of our borrowings under our secured credit facility. This new mortgage in the amount of $11.0 million has a 4.76% fixed rate interest rate.

•	In June 2003, we issued 2,150,000 common shares of beneficial interest in a public offering. The net proceeds of approximately $50.6 million were used to pay down amounts outstanding under our two credit facilities and partially finance two acquisitions. In October 2003, we had a second public offering. We issued 2,300,000 common shares of beneficial interest with a total net proceeds of $56.6 million that were used to pay down outstanding balances under our secured and unsecured credit facilities and invest in short-term investments

Critical Accounting Policies

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements. It is our opinion that we fully disclose our significant accounting policies in the Notes to our consolidated financial statements. Consistent with our disclosure policies we include the following discussion related to what we believe to be our most critical accounting policies that require our most difficult, subjective or complex judgment:

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

      Real Estate — We record real estate assets at cost, net of accumulated depreciation. Direct costs incurred for the acquisition, development and construction of properties are capitalized. For redevelopment of an existing operating property, the undepreciated net book value plus the direct costs for the construction (including demolition costs) incurred in connection with the redevelopment are capitalized to the extent such costs do not exceed the estimated fair value when complete. To the extent such costs exceed the estimated fair value of such property, the excess would be charged to expense.

      Other Assets — Other assets consist primarily of prepaid expenses, proposed development and acquisition costs, and financing and leasing costs which are amortized using the straight-line method over the terms of the respective agreements. Should a tenant terminate its lease, the unamortized portion of the leasing costs is charged to expense. Unamortized financing costs are expensed when the related agreements are terminated before their scheduled maturity dates. Proposed development and acquisition costs are deferred and transferred to construction in progress when development commences or written-off to expense if development is not considered probable.

      Purchase Accounting for Acquisitions of Real Estate and Other Assets — Amounts allocated to land and buildings are based on cost segregation studies performed by management’s analysis of comparable properties in the existing portfolio.

      The estimated fair value of above-market and below-market in-place leases for acquired properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease.

      The aggregate fair value of other intangible assets (consisting of in place, at market leases) is estimated based on the difference between (i) the property valued with existing in-place leases adjusted to market rental rates and (ii) the property valued as if vacant. We utilize independent appraisals or management’s estimates to determine the respective property values. Management’s estimates of property values are made using internally developed methods. Factors considered by management in their analysis include an estimate of costs to execute similar leases.

      The fair value of above-market in-place leases and the fair value of other intangible assets acquired are recorded as identified intangible assets, included in other assets, and are amortized as reductions of rental revenue over the initial term of the respective leases. The fair value of below-market in-place leases are recorded as deferred credits and are amortized as additions to rental income over the initial terms of the respective leases. Should a tenant terminate its lease, the unamortized portion of the in-place lease value would be written-off.

      Accounting for the Impairment or Disposal of Long-Lived Assets — Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) requires an impairment loss to be recognized if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. This statement requires the use of one of two present value techniques to measure the fair value of an asset. Using our best estimates based on reasonable and supportable assumptions and projections, we review for impairment long-lived assets whenever events or changes in circumstances indicate that the carrying amount of these assets might not be recoverable. In addition, this statement requires us to account for the sale of shopping centers in discontinued operations and not as part of our ongoing operations.

      We evaluate the recoverability of our investment in real estate whenever events or changes in circumstances indicate that the carrying amount of an asset may be impaired. Our assessment of recoverability of our real estate assets includes, but is not limited to, recent operating results, expected net operating cash flow and our plans for future operations.

      We are required to make subjective assessments as to whether there are impairments in value of other assets. These assessments have a direct impact on our consolidated financial statements if events or changes in circumstances indicate that the carrying amounts of these assets might not be recoverable.

      For the years ended, December 31, 2003, 2002 and 2001, none of our assets were considered impaired.

      Revenue Recognition — Shopping center space is generally leased to retail tenants under leases which are accounted for as operating leases. We recognize minimum rents on the straight-line method over the terms of the leases, as required under Statement of Financial Accounting Standards No. 13. Certain of the leases also provide for additional revenue based on contingent percentage income which is recorded on an accrual basis once the specified target that triggers this type of income is achieved. The leases also typically provide for tenant recoveries of common area maintenance, real estate taxes and other operating expenses. Revenues from fees and management income are recognized in the period in which the services occur. Lease termination fees are recognized when a lease termination agreement is executed by the parties.

      Straight-line rental income was greater than the current amount required to be paid by our tenants by $2.0 million, $2.8 million and $2.1 million for the years ended December 31, 2003, 2002 and 2001, respectively. Accounts receivable include unbilled straight-line rent receivables of $11.9 million at December 31, 2003 and $12.8 million at December 31, 2002.

      Off Balance Sheet Arrangements — We have five off balance sheet investments in which we own 50.0% or less of the total ownership interests. With the exception of PLC Novi West Development, LLC, we provide leasing, development and property management services to the joint ventures. These investments are accounted for under the equity method. In our judgment, we do not have the level of control of these joint ventures to include the entities as consolidated subsidiaries.

Results of Operations

Comparison of the Year Ended December 31, 2003 to the Year Ended December 31, 2002

Revenues

      Total revenues increased 19.4% or $17.6 million to $108.4 million for the year ended December 31, 2003 as compared to $90.8 million for the year ended December 31, 2002. Of the $17.6 million increase, $12.8 million was the result of increased minimum rents and $4.3 million was the result of increased recoveries from tenants.

      For purposes of comparison between the years ended December 31, 2003 and 2002, “same center” refers to the shopping center properties owned as of January 1, 2002 and December 31, 2003. We made three shopping center acquisitions and we acquired our joint venture partners’ interests in four shopping centers during 2002. We made six acquisitions during the year ended December 31, 2003. These 13 properties are included as “Acquisitions” in the following discussion.

      Minimum rents increased 21.1%, or $12.8 million for the year ended December 31, 2003. The increase is primarily related to acquisitions, as shown in the table below.

	Increase

	Amount
	(millions)	Percentage

Same Center	$0.6	1.0%
Acquisitions	12.2	20.1

	$12.8	21.1%

      The increase in same center minimum rents is principally attributable to new tenant lease up throughout our same center portfolio in 2003.

      Recoveries from tenants increased 17.0%, or $4.3 million for the year ended December 31, 2003. The decrease in recoveries from tenants at same centers is primarily the result of our redevelopment projects and the negative impact of reduced occupancy rates in 2003. The overall recovery ratio was 93.1% for the year ended December 31, 2003, compared to 96.1% for the year ended December 31, 2002. The decline in this ratio is a result of decreased occupancy during the redevelopment of seven shopping centers. The following two tables include recovery revenues and related expenses that comprise the recovery ratio.

      The net increase in recoveries from tenants is comprised of the following:

	Increase (Decrease)

	Amount
	(millions)	Percentage

Same Center	$(0.4)	(1.7)%
Acquisitions	4.7	18.7

	$4.3	17.0%

      Recoverable operating expenses, including real estate taxes, is a component of our recovery ratio. These expenses increased 20.8%, or $5.4 million for the year ended December 31, 2003.

	Increase

	Amount
	(millions)	Percentage

Same Center	$0.4	1.7%
Acquisitions	5.0	19.1

	$5.4	20.8%

      For the year ended December 31, 2003, percentage rents increased $125,000 to $1.2 million, as compared to $1.1 million for the twelve months ended December 31, 2002. The increase is the result of tenant changes associated with redevelopment projects.

      Fees and management income decreased $72,000, or 4.7%, to $1.4 million in 2003 from $1.5 million for 2002. The decrease was primarily the result of lower development and acquisition fees in 2003 when compared to 2002.

Expenses

      Total expenses increased 20.2%, or $16.3 million, for the year ended December 31, 2003, as compared to 2002. Real estate taxes and recoverable operating expenses increased $5.5 million, depreciation and amortization increased $5.3 million and general and administrative expenses decreased $318,000. The increase in real estate taxes and recoverable operating expenses is primarily attributable to acquisitions made during the two years ended December 31, 2003.

      Other operating expenses increased $2.9 million from $1.4 million in 2002 to $4.3 million in 2003 and is principally related to the increase of 2.8 million in bad debt expense. The increase in bad debt expense relates to a lease assignment made by Kmart Corporation at our Tel-Twelve shopping center that was accounted for as a lease termination. As a result, the straight-line receivable of approximately $3.0 million was written-off.

      Depreciation and amortization expense increased $5.3 million, or 30.1%, to $22.9 million as compared to $17.6 million in 2002. Depreciation expense related to acquisitions made in 2002 and 2003 contributed $2.7 million of the increase. Depreciation expense related to same centers contributed $2.6 million of the increase, and such increase primarily related to redevelopment projects completed during 2002 and 2003.

      General and administrative expenses were $8.5 million for the year ended December 31, 2003, as compared to $8.8 million for the same period in 2002. As a result of utilizing various tax credits, the Michigan Single Business Tax expense decreased $1.7 million in 2003 when compared to 2002. The decrease was off-set by an increase in other general and administrative expenses. Due to the Company’s growth, primarily related to shopping center acquisitions, expansions and developments during the past two years, salaries, bonuses and fringe benefits increased $1.5 million. During 2003, professional and consulting fees increased $77,000.

      Interest expense increased 11.4%, or $3.0 million, for the year ended December 31, 2003. The summary below identifies the increase by its various components (dollars in thousands).

			Increase
	2003	2002	(Decrease)

Average total loan balance	$439,187	$376,049	$63,138
Average rate	6.6%	7.1%	(0.5)%
Total interest	$28,867	$26,577	$2,290
Amortization of loan fees	991	968	22
Capitalized interest and other	(426)	(1,116)	691

	$29,432	$26,429	$3,003

      Income from discontinued operations for the year ended December 31, 2003 consists of operating income for Ferndale Plaza shopping center, which was sold in December 2003. For the year ended December 31, 2002, income from discontinued operations included operating income of Ferndale Plaza for 12 months and three months of operating income related to Hickory Corners, which was sold in April 2002. The sale of Ferndale Plaza resulted in a gain on sale of property of $897, net of minority interest. Hickory Corners resulted in a gain on sale of property of approximately $2.2 million, net of minority interest.

Comparison of the Year Ended December 31, 2002 to the Year Ended December 31, 2001

Revenues

      Total revenues increased 1.9% or $1.7 million to $90.8 million for the year ended December 31, 2002 as compared to $89.1 million for the year ended December 31, 2001. Of the $1.7 million increase, $1.1 million was the result of increased minimum rents.

      For purposes of comparison between the years ended December 31, 2002 and 2001, “same center” refers to the shopping center properties owned as of January 1, 2001 and December 31, 2002. We made three acquisitions during the year ended December 31, 2002, and we acquired the joint venture partners’ interests in four shopping centers, previously reported on the equity method. These seven properties are included in “Acquisitions” in the following discussion. Dispositions include the sale of White Lake MarketPlace and Athens Town Center that occurred in 2001. The results of operations for these two properties have been included as dispositions in the following tables.

      Minimum rents increased 1.9%, or $1.1 million for the year ended December 31, 2002. The increase is primarily related to acquisitions, as shown in the table below.

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

      Recoveries from tenants increased 9.6%, or $2.2 million for the year ended December 31, 2002. The increase in recoveries from tenants at same centers is primarily the result of general increases in real estate tax recoveries during 2002. The overall recovery ratio was 96.1% for the year ended December 31, 2002, compared to 95.3% for the year ended December 31, 2001.

      The following two tables include recovery revenue and related expenses that comprise the recovery ratio.

      The net increase in recoveries from tenants is comprised of the following:

	Increase (Decrease)

	Amount
	(millions)	Percentage

Same Center	$0.5	2.0%
Acquisitions	1.9	8.3
Dispositions	(.2)	(.7)

	$2.2	9.6%

      Recoverable operating expenses, including real estate taxes increased 8.7%, or $2.1 million for the year ended December 31, 2002.

	Increase (Decrease)

	Amount
	(millions)	Percentage

Same Center	$.4	1.6%
Acquisitions	1.8	7.7
Dispositions	(0.1)	(0.6)

	$2.1	8.7%

      For the year ended December 31, 2002, percentage rents decreased $390,000 to $1.1 million, as compared to $1.4 million for the twelve months ended December 31, 2001. The decrease is the result of tenant changes associated with redevelopment projects and our efforts to convert percentage rent to higher minimum rent when renewing leases. Fees and management income decreased $958,000 or 38.6% to $1.5 million in 2002 from $2.5 million for 2001. The decrease was primarily the result of lower development and acquisition fees in 2002 when compared to 2001.

Expenses

      Total expenses for the year ended December 31, 2002 increased 4.5%, or $3.5 million to $80.5 million, compared to $77.0 million for the year ended December 31, 2001. The increase was due to a $814,000 increase in depreciation and amortization expense, a $2.1 million increase in Real estate taxes and recoverable operating expenses, and a $496,000 increase in general and administrative expenses

      Depreciation and amortization expense increased 4.9%, or $814,000 to $17.6 million in 2002. The increase is primarily due to acquisitions made during 2002.

      General and administrative expenses were $8.8 million and represented 9.7% of total revenue for the year ended December 31, 2002, as compared to $8.3 million and 9.3% of total revenue for the same period in 2001. The increase is attributable to $1.2 million expense related to Michigan Single Business Tax for the years ended December 31, 2001, 2000 and 1999. In 1995, the State of Michigan changed the method of computing the capital acquisition deduction for multi-state taxpayers. The change in the law has been vigorously challenged in the courts by a number of taxpayers. In January 2003, we were informed that the Michigan Supreme Court elected not to review the appellate courts decision that overturned a favorable lower court ruling in favor of a taxpayer. Since we previously paid the additional tax for the above-mentioned years and filed a protective claim requesting a refund, we recorded a receivable from the State of Michigan. As a result of the Michigan Supreme Court’s decision not to hear the case, we reversed the receivable and recognized an expense in 2002.

      Interest expense increased 0.4%, or $97,000 for the year ended December 31, 2002. The summary below identifies the increase by its various components (dollars in thousands).

			Increase
	2002	2001	(Decrease)

Average loan balance	$376,049	$339,580	$36,469
Average rate	7.1%	7.7%	(0.6)%
Total interest	$26,577	$26,025	$552
Amortization of loan fees	968	554	414
Capitalized interest and other	(1,116)	(247)	(869)

	$26,429	$26,332	$97

      Income from discontinued operations, which consists of operating income for the Hickory Corners and Ferndale Plaza shopping centers, decreased $491,000 or 54.7% when compared to the year ended December 31, 2001. Hickory Corners was sold on April 10, 2002, and therefore, only three months of operating income was included in 2002, compared to twelve months of operating income included in the year ended December 31, 2001. The sale of Hickory Corners resulted in a gain on sale of property of approximately $2.2 million, net of minority interest.

      During the year ended December 31, 2001, we completed $29.0 million in asset sales and recognized net gains of $5.6 million. The sales of properties included White Lake MarketPlace and Athens Town Center, as well as the sales of four parcels of land. For sales entered into prior to January 1, 2002, the sales of properties are not accounted for as discontinued operations and are included in gain on sales of real estate.

Financing Activities

      The acquisitions, developments and redevelopments, including expansion and renovation programs, that we made during 2003 generally were financed though cash provided from operating activities, revolving credit facilities, refinancing mortgages, a construction loan, assumption of four mortgages as a result of acquisitions and two equity offerings. Total debt outstanding was approximately $454.4 million as compared to $423.2 million at December 31, 2003 and 2002, respectively. In 2003, the increase in our debt was due primarily to the funding of acquisitions, development and expansion activity.

      In June 2003, we issued 2,150,000 common shares of beneficial interest in a public offering. The net proceeds of approximately $50.6 million were used to pay down amounts outstanding under our two credit facilities and partially finance two acquisitions.

      In October 2003, we issued 2,300,000 common shares of beneficial interest in a public offering. Total net proceeds of $56.6 million were used to pay down outstanding balances under our secured and unsecured credit facilities and invest in short-term investments.

      In connection with the acquisitions of four properties in 2003, we assumed fixed rate mortgages amounting to $43.8 million with interest rates ranging from 6.67% to 8.18%. During 2003, we repaid two floating rate mortgages totaling $27.8 million and increased fixed rate mortgages by $37.1 million with interest rates of 5.45% and 5.51%. In addition, we refinanced a shopping center that was previously included as part of our borrowings under our secured credit facility. This new mortgage in the amount of $11.0 million has a 4.76% fixed rate interest rate. In 2003, we repaid a $6.8 million fixed rate mortgage with an interest rate of 7.58%.

      During the year we refinanced three existing mortgages, increasing our outstanding indebtedness by approximately $12.8 million. In 2003, we also increased borrowings under a construction loan by $1.5 million.

Liquidity and Capital Resources

      Our capital structure at December 31, 2003, includes property-specific mortgages, our unsecured revolving credit facility, our secured revolving credit facility, our Series B Preferred Shares, our Common Shares and a minority interest in the Operating Partnership.

      The principal uses of our liquidity and capital resources are for operations, acquisitions, developments, redevelopments, including expansion and renovation programs and debt repayment, as well as dividend payments in accordance with REIT requirements. We anticipate that cash on hand, borrowings under our existing credit facilities, as well as other debt and additional equity offerings, will provide the necessary capital to achieve continued growth.

      The following is a summary of our cash flow activities (dollars in thousands):

	Year Ended December 31,

	2003	2002	2001

Cash provided by operating activities	$26,029	$18,547	$24,556
Cash provided by (used in) investing activities	(81,212)	(80,406)	5,774
Cash provided by (used in) financing activities	65,092	64,300	(27,727)

      To maintain our qualification as a REIT under the Code, we are required to distribute to our shareholders at least 90% of our “Real Estate Investment Trust Taxable Income” as defined in the Code. We satisfied the REIT requirement with distributed common and preferred share dividends of $24.9 million in 2003, $18.2 million in 2002 and $15.3 million in 2001.

      At December 31, 2003, our market capitalization amounted to $1,041.1 million. Market capitalization consisted of $454.4 million of debt, $28.5 million of Series B Preferred Shares, and $558.2 million of market equity of Common Shares and Operating Partnership Units. Our debt to total market capitalization was 43.7% at December 31, 2003, as compared to 56.5% at December 31, 2002. Our outstanding debt at December 31, 2003, had a weighted average interest rate of 6.6%, and consisted of $415.8 million of fixed rate debt and $38.6 million of variable rate debt.

      Our $125.0 million secured revolving credit facility bears interest between 150 and 200 basis points over LIBOR depending on certain of our leverage ratios. Using 175 basis points over LIBOR at December 31, 2003, the effective interest resulted in an effective interest rate was 5.0%, including interest rate swap agreements. At our option, through June 2004, we can increase the available amount of borrowings from $125.0 million to $150.0 million, upon payment of a fee to the lenders and provided that we are not then in default. A portion of the proceeds from our two equity offerings in 2003 were used to pay down the outstanding balance under our secured revolving credit facility.

      Our unsecured revolving credit facility bears interest between 325 and 375 basis points over LIBOR depending on certain debt ratios. We amended this facility in December 2002, increasing our ability to borrow up to $40.0 million. The credit facility is due December 2005. At our option through June 2004, we can increase the available amount of borrowings by $10.0 million to $50.0 million, upon payment of a fee to the lenders and provided that we are not then in default.

      Outstanding letters of credit issued under the secured revolving credit facility total approximately $2.0 million. At December 31, 2003, we also had other letters of credit outstanding of approximating $1.2 million related to redevelopment and leasing activity. At December 31, 2003, we had no outstanding borrowings under any of our letters of credit.

      As of December 31, 2003, we were in compliance with all loan covenants and we expect to continue to be in compliance with all loan covenants. If we were to violate these covenants, we may be subject to higher finance costs and fees. Foreclosure on mortgaged properties or an inability to refinance existing indebtedness would likely have a negative impact on our financial condition and results of operations.

      Under terms of various debt agreements, we are required to maintain interest rate swap agreements to reduce the impact of changes in interest rate on our floating rate debt. We have interest rate swap agreements with an aggregate notional amount of $100.0 million at December 31, 2003. Based on rates in effect at December 31, 2003, the agreements provide for fixed rates ranging from 4.4% to 7.4% (at LIBOR plus 175 basis points) and expire at various dates through December 2005. We are exposed to credit loss in the event of non-performance by the counter party to the interest rate swap agreements; however we do not anticipate non-performance by the counter party.

      After taking into account the impact of converting our variable rate debt into fixed rate debt by use of the interest rate swap agreements, at December 31, 2003, our variable rate debt accounted for approximately $38.6 million of outstanding debt with a weighted average interest rate of 3.3%. Variable rate debt accounted for approximately 8.5% of our total debt and 3.7% of our total market capitalization.

      The properties in which Ramco-Gershenson Properties, L.P. (the “Operating Partnership”), owns an interest but do not have financial or operating control of, are accounted for using the equity method of accounting, are subject to non-recourse mortgage indebtedness. At December 31, 2003, our unconsolidated joint venture entities had $99.7 million of debt outstanding with a weighted average interest rate of 6.1%, of which $21.3 million was our proportionate share.

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

Contractual Obligations

      The following are our contractual cash obligations as of December 31, 2003 (dollars in thousands):

		Payments Due by Period

		Less than	1 - 3	4 - 5	After 5
Contractual Obligations	Total	1 year	years	years	years

Mortgages and notes payable	$454,358	$41,030	$255,830	$44,529	$112,969
Employment contracts	1,091	745	346	—	—
Operating lease	182	182	—	—	—
Unconditional construction cost obligations	3,325	3,325	—	—	—

Total contractual cash obligations	$458,956	$45,282	$256,176	$44,529	$112,969

Mortgages and notes payable

      See analysis of debt included in the Financing Activities section above.

Employment Contracts

      We have employment contracts with various officers. See our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Annual Report for a discussion of these agreements.

Operating Lease

      We lease office space for our corporate headquarters under an operating lease that expires on June 30, 2004. We are currently negotiating a long-term operating lease for our corporate office needs. We expect that the rent under the new lease agreement will increase our annual rent expense by approximately $364,000.

Construction Costs

      In connection with the development and expansion of various shopping centers as of December 31, 2003, we have entered into agreements for construction costs of approximately $3.3 million.

Capitalization

      Our capital structure at December 31, 2003, includes property-specific mortgages, our unsecured revolving credit facility, our secured revolving credit facility, our Series B Preferred Shares, our Common Shares and the minority interest in the Operating Partnership. At December 31, 2003, the minority interest in the Operating Partnership represented a 14.9% ownership in the Operating Partnership which, may under certain conditions, be exchanged for an aggregate of 2,930,000 Common Shares.

      As of December 31, 2003, the units in the Operating Partnership Units (“OP Units”) were exchangeable for Common Shares of the Company on a one-for-one basis. We, as sole general partner of the Operating Partnership, have the option, but not the obligation, to settle exchanged OP Units in cash based on the current trading price of our Common Shares. Assuming the exchange of all limited partnership interests in the Operating Partnership, there would have been 19,723,853 of our common shares outstanding at December 31, 2003, with a market value of approximately $558.2 million (based on the closing price of $28.30 per share on December 31, 2003).

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

Economic Conditions

      The retail industry has experienced some financial difficulties during the past few years and certain local, regional and national retailers have filed for protection under bankruptcy laws. If this trend should continue, and includes tenants in our portfolio, our future earnings performance could be negatively impacted.

Sensitivity Analysis

      We are exposed to interest rate risk on our variable rate debt obligations. We are not subject to any foreign currency exchange rate risk or commodity price risk, or other material market rate or price risks. Based on our debt and interest rates and the interest rate swap agreements in effect at December 31, 2003, a 100 basis point increase or decrease in interest rates would result in a decrease or increase of our annual earnings and cash flows by approximately $286,000.

      Under terms of various debt agreements, we are required to maintain interest rate swap agreements to reduce the impact of changes in interest rate on our floating rate debt. We have seven interest rate swap agreements with an aggregate notional amount of $100.0 million at December 31, 2003. Based on rates in effect at December 31, 2003, the agreements provide for fixed rates ranging from 4.4% to 7.4% (at LIBOR plus 175 basis points) and expire at various dates through December 2005. We are exposed to credit loss in the event of non-performance by the counter party to the interest rate swap agreements; however we do not anticipate non-performance by the counter party.

Risks Related to Our Business

Adverse market conditions and tenant bankruptcies could adversely affect our revenues.

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

      Any tenant bankruptcies, leasing delays, or failure to make rental payments when due could result in the termination of the tenant’s lease, causing material losses to us and adversely impacting our operating results. If our properties do not generate sufficient income to meet our operating expenses, including future debt service, our income and results of operations would be adversely affected. Kmart Corporation filed for Chapter 11 bankruptcy protection during January 2002. In June 2003, Kmart Corporation assigned its lease at our Tel-Twelve shopping center to Meijer, Inc., a discount department and grocery store retailer. The assignment of this lease was accounted for as a lease termination and we wrote off the straight-line rent receivable of approximately $3.0 million, with a corresponding charge to other operating expenses.

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

      If any of our anchor tenants becomes insolvent, suffers a downturn in business, or decides not to renew its lease or vacates a property and prevents us from re-letting that property by continuing to pay rent for the balance of the term, it may adversely impact our business. In addition, a lease termination by an anchor tenant or a failure of an anchor tenant to occupy the premises could result in lease terminations or reductions in rent by some of our non-anchor tenants in the same shopping center pursuant to the terms of their leases. In that event, we may be unable to re-let the vacated space.

      Similarly, the leases of some anchor tenants may permit them to transfer their leases to other retailers. The transfer to a new anchor tenant could cause customer traffic in the retail center to decrease, which would reduce the income generated by that retail center. In addition, a transfer of a lease to a new anchor tenant could also give other tenants the right to make reduced rental payments or to terminate their leases with us.

Concentration of our credit risk could reduce our operating results.

      Several of our tenants represent a significant portion of our leasing revenues. As of December 31, 2003, we received 6.7% of our annualized rent from Wal-Mart Stores, Inc. Seven other tenants each represented at least 2.0% of our total annualized base rent. The concentration in our leasing revenue from a small number of tenants creates the risk that, should these tenants experience financial difficulties, our operating results could be adversely affected.

We are involved in various tax disputes with the Internal Revenue Service and may not be able to resolve these disputes on satisfactory terms.

      The IRS is currently conducting an examination (“IRS Examination”) of us for the taxable years ended December 31, 1996 and 1997, and of one of our subsidiary partnerships for the taxable years ended December 31, 1997, 1998, and 1999. As of December 31, 2003, the IRS has not issued a report nor proposed any adjustments in connection with the IRS Examination. Certain tax deficiencies (and any related interest and penalties) which may be assessed against us in connection with the IRS Examination may constitute covered taxes under an agreement we entered into with Atlantic Realty Trust (“Atlantic”). Atlantic may not have sufficient assets to reimburse us for all amounts we must pay to the IRS with respect to such covered taxes, and we would be required to pay the difference out of our own funds. The IRS may also assess taxes that Atlantic is not required to pay. Accordingly, the ultimate resolution of any controversy over tax liabilities arising pursuant to the IRS Examination may have a material adverse effect on our financial position, results of operations and cash flows, including if we are required to distribute deficiency dividends to our shareholders and/or pay additional taxes, interest and penalties to the IRS in amounts that Atlantic cannot, is not required to, or otherwise does not pay.

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

Our inability to successfully identify or complete suitable acquisitions and new developments would adversely affect our results of operations

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

      The following table illustrates the calculations of FFO (in thousands):

	Years Ended December 31,

	2003	2002	2001

Net income available to common shareholders	$8,718	$12,280	$10,503
Add:
Depreciation and amortization expense	23,123	17,969	17,148
Minority interest in partnership:
Continuing operations	2,076	2,555	5,500
Discontinued operations	44	137	303
Less:
Discontinued operations, gain on sale of property, net of minority interest	(897)	(2,164)	—
Gain on redemption of preferred shares	—	(2,425)	—
Gain on sale of real estate(1)	1,590	—	(5,207)

Funds from Operations — basic	34,654	28,352	28,247
Add: Convertible preferred share dividends(2)	—	828	3,360

Funds from Operations — diluted	$34,654	$29,180	$31,607

Basic Weighted Average Shares Outstanding(3)	16,886	13,468	10,050
Convertible preferred shares and stock options	186	891	2,020

Diluted Weighted Average Shares Outstanding(3)	17,072	14,359	12,070

Supplemental disclosure:
Straight-Line rental income	$1,988	$2,848	$2,135

Amortization of management contracts and covenants not to compete	$—	$—	$224

(1)	Excludes gain on sale of undepreciated land of $1,853 in 2003, $0 in 2002 and $343 in 2001.

(2)	Series B preferred shares are not convertible into common shares. Therefore they are excluded from the calculation.

(3)	Basic weighted average shares outstanding represents the weighted average total shares outstanding, which includes common shares and assumes the redemption of all Operating Partnership Units for common shares. Diluted weighted average shares outstanding represents the basic weight average common shares outstanding plus the conversion of Series A Convertible Preferred Shares to common shares and the dilutive impact of in-the-money stock options.

Capital Expenditures

      During 2003, we spent approximately $6.3 million on revenue-generating capital expenditures including tenant allowances, leasing commissions paid to third-party brokers, legal costs relative to lease documents, and capitalized leasing and construction costs. These types of costs generate a return through rents from tenants over the terms of their leases. Revenue-enhancing capital expenditures, including expansions, renovations and repositionings were approximately $18.5 million. Revenue neutral capital expenditures, such as roof and parking lot repairs, which are anticipated to be recovered from tenants, amounted to approximately $1.4 million.

      For the year ending December 31, 2004, we anticipate spending approximately $34.0 million for revenue-generating, revenue-enhancing and revenue neutral capital expenditures.

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

Recent Accounting Pronouncements

      Extinguishment of Debt and Other Technical Corrections — On January 1, 2003, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 145 “Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” which eliminates the requirement to report gains and losses from extinguishment of debt as extraordinary unless they meet the criteria of APB Opinion 30. This Statement also amends other existing pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This Statement had no impact on our consolidated financial statements.

      Accounting for Exit and Disposal Activities — On January 1, 2003, we adopted the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”) which improves financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. This Statement had no impact on our consolidated financial statements.

      Guarantor’s Accounting and Disclosure Requirements — In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” (“FIN 45”). This interpretation expands the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued and is for guarantees issued or modified after December 31, 2002. The provisions of FIN 45 had no impact on our consolidated financial statements.

      Consolidation of Variable Interest Entities — In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” The objective of this Interpretation is to provide guidance on how to identify a variable interest entity (“VIE”) and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the entity’s expected residual returns, if they occur. FIN 46 also requires additional disclosure by primary beneficiaries and other significant variable interest holders.

      In December 2003, the FASB issued FIN 46-Revised (“FIN 46-R”) which clarified and replaced FIN 46. FIN 46-R again deferred the adoption of its provisions until periods ending after March 15, 2004, however, application is required for periods ended after December 15, 2003 for public entities that have interests in special-purpose entities, as defined. We believe that our consolidated financial statements will not be impacted by the adoption of this statement.

      Amendment of SFAS No. 133 — Effect July 1, 2003 we adopted SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The adoption of this Statement had no impact on our consolidated financial statements.

      Financial Instruments with Characteristics of Liabilities and Equity — In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes how an issuer classifies and measures certain financial instruments that have characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope as a liability because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and shall be effective at the beginning of the first interim period after September 15, 2003. During November 2003, the FASB deferred the effective date of paragraphs 9 and 10 of SFAS No. 150 as they apply to mandatorily redeemable noncontrolling interests in order to address and seek clarification of a number of interpretation and implementation issues. The Company has determined that none of our consolidated joint ventures, including the Operating Partnership, qualify as mandatorily redeemable noncontrolling interests. As provided in our Operating Partnership agreement, upon the termination of this partnership, the minority interest holders’ units will be exchanged for common shares of beneficial interest of Ramco-Gershenson Properties Trust at a ratio of one-to-one. The adoption of this Statement on had no impact on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

      The information required by this Item is included in this report at Item 7 under the captions “Liquidity and Capital Resources” and “Sensitivity Analysis.”

Item 8.	Financial Statements and Supplementary Data.

      The information required by Item 8 is included in the consolidated financial statements on pages F-1 through F-29 of this Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      Not applicable.

Item 9A.	Controls and Procedures

      Our principal executive officer and principal financial officer have evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended (the “Act”) as of the end of the period covered by this report and have determined that such disclosure controls and procedures are effectively designed to ensure that required information disclosed by us in reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Item 13.	Certain Relationships and Related Transactions

Item 14.	Principal Accountant Fees and Services

      Information required by Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K is incorporated by reference from the company’s definitive Proxy Statement for its 2004 Annual Meeting of Common Shareholders. The annual meeting will be held June 10, 2004. The Proxy Statement will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report on Form 10-K, all of which information is hereby incorporated by reference in, and made part of, this Form 10-K.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

      (1) Consolidated financial statements. See “Item 8 — Financial Statements and Supplementary Data.”

      (2) Financial statement schedule. See “Item 8 — Financial Statements and Supplementary Data.”

      (3) Exhibits

3.1	Amended and Restated Declaration of Trust of the Company, dated October 2, 1997, incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.
3.2	Articles Supplementary Classifying 1,150,000 Preferred Shares of Beneficial Interest as 9.5% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest of the Company, dated November 8, 2002, incorporated by reference to Exhibit 4.1 to the Current Report of the Company on Form 8-K dated November 5, 2002.
3.3	By-Laws of the Company adopted October 2, 1997, incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.
10.1	1996 Share Option Plan of the Company, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1996.
10.2	Employment Agreement, dated as of May 10, 1996, between the Company and Dennis Gershenson, incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1996.
10.3	Employment Agreement, dated as of May 10, 1996, between the Company and Richard Gershenson, incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1996.
10.4	Noncompetition Agreement, dated as of May 10, 1996, between Joel Gershenson and the Company, incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1996.
10.5	Noncompetition Agreement, dated as of May 10, 1996, between Dennis Gershenson and the Company, incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1996.
10.6	Noncompetition Agreement, dated as of May 10, 1996, between Richard Gershenson and the Company, incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1996.
10.7	Letter Agreement, dated April 15, 1996, among the Company and Richard Smith concerning Mr. Smith’s employment by the Company, incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1996.
10.8	Preferred Units and Stock Purchase Agreement dated as of September 30, 1997 by and among the Company, Special Situations RG REIT, Inc. and the Advancing Party named therein, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1997.
10.9	Agreement Regarding Exercise of Registration Rights dated as of September 30, 1997 among the Company, the Ramco Principals (as defined therein), the Other Holders (as defined therein), Special Situations RG REIT, Inc., and the Advancing Party, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1997.

10.10	Registration Rights Agreement dated as of September 30, 1997 by and among the Company, Special Situations RG REIT, Inc., and the Advancing Party named therein, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1997.
10.11	Form of Contract of Sale dated July 7, 1997 relating to the acquisition of the Southeast Portfolio (Form #1), incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1997.
10.12	Form of Contract of Sale dated July 7, 1997 relating to the acquisition of the Southeast Portfolio (Form #2), incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1997.
10.13	Form of Contract of Sale dated July 7, 1997 relating to the acquisition of the Southeast Portfolio (Form #3), incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1997.
10.14	Agreement dated July 7, 1997 by and between Seller (as defined therein) and Ramco-Gershenson Properties, L.P., which agreement amends certain Contracts of Sale relating to the acquisition of the Southeast Portfolio, incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1997.
10.15	Loan Agreement dated as of November 26, 1997 between Ramco Properties Associates Limited Partnership and Secore Financial Corporation relating to a $50,000,000 loan, incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.
10.16	Promissory Note dated November 26, 1997 in the aggregate principal amount of $50,000,000 made by Ramco Properties Associates Limited Partnership in favor of Secore Financial Corporation, incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.
10.17	Loan Agreement dated December 17, 1997 by and between Ramco-Gershenson Properties, L.P. and The Lincoln National Life Insurance Company relating to a $8,500,000 loan, incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.
10.18	Note dated December 17, 1997 in the aggregate principal amount of $8,500,000 made by Ramco-Gershenson Properties, L.P. in favor of Lincoln National Life Insurance Company, incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.
10.19	1997 Non-Employee Trustee Stock Option Plan of the Company, incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.
10.20	Change of Venue Merger Agreement dated as of October 2, 1997 between the Company (formerly known as RGPT Trust, a Maryland real estate investment trust), and Ramco-Gershenson Properties Trust, a Massachusetts business trust, incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.
10.21	Promissory Note dated as of February 27, 1998 in the principal face amount of $15,225,000 made by A.T.C., L.L.C. in favor of GMAC Commercial Mortgage Corporation, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1998.
10.22	Deed of Trust and Security Agreement dated as of February 27, 1998 by A.T.C., L.L.C. to Lawyers Title Insurance Company for the benefit of GMAC Commercial Mortgage Corporation relating to a $15,225,000 loan, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1998.

10.23	Assignment and Assumption Agreement dated as of October 8, 1998 among A.T.C., L.L.C., Ramco Virginia Properties, L.L.C., A.T. Center, Inc., Ramco-Gershenson Properties Trust and LaSalle National Bank, as trustee for the registered holders of GMAC Commercial Mortgage Securities, Inc. Mortgage Pass-Through Certificates, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1998.
10.24	Exchange Rights Agreement dated as of September 4, 1998 between Ramco-Gershenson Properties Trust, and A.T.C., L.L.C., incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1998.
10.25	Limited Liability Company Agreement of RPT/ INVEST LLC dated August 23, 1999, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Period ended September 30, 1999.
10.26	Amended, Restated and Consolidated Mortgage dated August 25, 2000 between Ramco-Gershenson Properties, L.P., (the “Operating Partnership”), and The Lincoln National Life Insurance Company, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Period ended September 30, 2000.
10.27	Second Amendment to Mortgage dated August 25, 2000 made by the Operating Partnership in connection with the Operating Partnership’s $25,000,000 borrowing arrangement, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the Period ended September 30, 2000.
10.28	Form of Note dated August 25, 2000 made by the Operating Partnership, as Maker, in connection with the Operating Partnership’s $25,000,000 borrowing arrangement, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the Period ended September 30, 2000.
10.29	Form of Contract of Sale dated November 9, 2000 relating to the sale of White Lake MarketPlace made by the Company, as seller, and Pontiac Mall Limited Partnership, as the purchaser (transaction closed on January 29, 2001).
10.30	Employment Agreement, dated as of April 16, 2001, between the Company and Joel Gershenson.
10.31	Employment Agreement, dated as of April 16, 2001, between the Company and Michael A. Ward.
10.32	Employment Agreement, dated as of April 16, 2001, between the Company and Bruce Gershenson.
10.33	Mortgage dated April 23, 2001 between Ramco Madison Center LLC and LaSalle Bank National Association relating to a $10,340,000 loan.
10.34	Promissory Note dated April 23, 2001 in the principal amount of $10,340,000 made by Ramco Madison Center LLC in favor of LaSalle Bank National Association.
10.35	Limited Liability Company Agreement of Ramco/ West Acres LLC.
10.36	Assignment and Assumption Agreement dated September 28, 2001 Among Flint Retail, LLC and Ramco/ West Acres LLC and State Street Bank and Trust for holders of J.P. Mortgage Commercial Mortgage Pass-Through Certificates.
10.37	Limited Liability Company Agreement of Ramco/ Shenandoah LLC., Incorporated by reference to Exhibit 10.41 to the Company’s on Form 10-K for the year ended December 31, 2001.
10.38	Mortgage and Security Agreement, dated April 17, 2002 in the Principal amount of $13,000,000 between Ramco-Gershenson Properties, L.P. and Nationwide Life Insurance Company, incorporated by reference to Exhibit 10.43 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002.
10.39	Assumption and Modification Agreement of a secured note dated May 16, 2002 between Phoenix Life Insurance Company, Horizon Village Associates and Ramco-Gershenson Properties, L.P. in the amount of $6,840,672, incorporated by reference to Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002.

10.40	Mortgage dated June 4, 2002 between Ramco and KeyBank relating to a $10,273,000 loan, incorporated by reference to Exhibit 10.45 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002.
10.41	Promissory Note dated June 4, 2002 between Ramco/ Coral Creek, LLC and KeyBank National Association relating to a $10,272,000 loan, incorporated by reference to Exhibit 10.46 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002.
10.42	Purchase and Sale Agreement, dated May 21, 2002 between Ramco-Gershenson Properties, L.P. and Shop Invest, LLC, incorporated by reference to Exhibit 10.47 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002.
10.43	Computation of ratio of earnings to fixed charges and preferred dividends for the six months ended June 30, 2002, incorporated by Current Report on Form 8-K (filed with SEC on November 1, 2002).
10.44	Revised Financial statements and management’s discussion and analysis for 2001 on the basis of accounting for the sale of Hickory Corners shopping center on April 11, 2002, as income from discontinued operations, incorporated by Current Report on Form 8-K (filed with SEC on November 5, 2002).
10.45	Various exhibits related to the issuance of Series B 9.5% Cumulative Redeemable Preferred Shares of Beneficial Interest, incorporated by Current Report on Form 8-K (filed with SEC on November 12, 2002).
10.46	Mortgage, Assignment of Leases and Rent, Security Agreement and Fixture Filing by Ramco/ Crossroads at Royal Palm, LLC, as Mortgagor for the benefit of Solomon Brothers Realty Corp., as Mortgagee, for a $12,300,000 note.
10.47	Fixed rate note dated July 12, 2002 made by Ramco/ Crossroads at Royal Palm, LLC, as Maker, and Solomon Brothers Realty Corp., as payee in the amount of $12,300,000.
10.48	Fourth Amended and Restated Master Revolving Credit Agreement Dated December 30, 2002 among Ramco-Gershenson Properties, L.P., as the borrower, Ramco-Gershenson Properties Trust, as Guarantor and Fleet National Bank and the Banks which may become parties to the loan agreement, and Fleet National Bank, as Agent.
10.49	Form of Fourth Amended and Restated Note dated December 30, 2002 made by Ramco-Gershenson Properties, L.P., as Maker, in connection with the Operating Partnership’s $125,000,000 borrowing agreement.
10.50	Second Amended and Restated Unsecured Term Loan Agreement dated December 30, 2002 among Ramco-Gershenson Properties, L.P., as the Borrower, Ramco-Gershenson Properties, L.P., as Guarantor, and Fleet National Bank and other Banks which may become a party to this loan agreement, and Fleet National Bank, as Agent.
10.51	Form of Amended and Restated Note, dated December 30, 2002, made by Ramco-Gershenson Properties, L.P., as Borrower, in connection with borrowing agreement under Unsecured Term Loan Agreement.
10.52	Assumption and Modification Agreement dated May 6, 2003, in the amount of $4,161,352.92, between Ramco-Gershenson Properties, L.P. the mortgagor and Jackson National Life Insurance Company, mortgagee, incorporated by reference to Exhibit 10.52 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003.
10.53	First Amendment to Loan Agreement, dated May 6, 2003, among Ramco-Gershenson Properties, L.P. and Jackson National Life Insurance Company relating to a $4,161,352.92 loan, incorporated by reference to Exhibit 10.53 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003.
10.54	Ramco-Gershenson Properties Trust 2003 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.54 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003.

10.55		Ramco-Gershenson Properties Trust 2003 Non-Employee Trustee Stock Option Plan, incorporated by reference to Appendix C of the Company’s 2003 Proxy Statement, incorporated by reference to Exhibit 10.55 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003.
10.56		Fixed rate note dated June 30, 2003, between East Town Plaza, LLC and Citigroup Global Markets Realty Corp. in the amount of $12,100,000, incorporated by reference to Exhibit 10.56 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003.
10	.57*	Mortgage dated July 29, 2004 between Ramco Lantana LLC and KeyBank National Association relating to a $11,000,000 loan.
10	.58*	Consent and Assumption Agreement dated August 19, 2003, in the amount of $15,731,557, between Lakeshore Marketplace, LLC, and the seller, Ramco-Gershenson Properties, L.P. the guarantor and Wells Fargo Bank Minnesota, N.A., Trustee for the registered holders of Salomon Brothers Mortgage Securities VII.
10	.59*	Loan Assumption Agreement dated December 18, 2003 in the amount of $8,880,865, between Hoover Eleven Center Company, the original borrower, Hoover Eleven Center Acquisition LLC and Hoover Eleven Center Investment LLC, new borrowers, Ramco-Gershenson Properties, L.P., sole member of new borrowers and Canada Life Insurance Company of America, the lender.
10	.60*	Loan Assumption Agreement dated December 18, 2003 in the amount of $3,500,000, between Hoover Annex Associates Limited Partnership, the original borrower, Hoover Annex Acquisition LLC and Hoover Annex Investment LLC, new borrowers, Ramco-Gershenson Properties, L.P., sole member of new borrowers and Canada Life Insurance Company of America, the lender.
10	.61*	Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated October 1, 2003, in the amount of $25,000,000, between Chester Springs SC, LLC the mortgagor, and for the benefit of Citigroup Global Markets Realty Corp., the mortgagee.
12	.1*	Computation of Ratio of Earnings to Combined Fixed Charges And Preferred Stock Dividends.
21	.1*	Subsidiaries.
23	.1*	Consent of Deloitte & Touche LLP.
31	.1*	Certification of Dennis E. Gershenson as Principal Executive Officer.
31	.2*	Certification of Richard J. Smith as Principal Financial Officer.
32	.1*	Certification of Dennis E. Gershenson as President and CEO pursuant Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of Richard J. Smith as CFO pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ramco-Gershenson Properties Trust

Dated: March 12, 2004	By: /s/ JOEL D. GERSHENSON Joel D. Gershenson, Chairman

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of registrant and in the capacities and on the dates indicated.

Dated: March 12, 2004	By: /s/ JOEL D. GERSHENSON Joel D. Gershenson, Trustee and Chairman

Dated: March 12, 2004	By: /s/ DENNIS E. GERSHENSON Dennis E. Gershenson, Trustee and President (Principal Executive Officer)

Dated: March 12, 2004	By: /s/ STEPHEN R. BLANK Stephen R. Blank, Trustee

Dated: March 12, 2004	By: /s/ ARTHUR H. GOLDBERG Arthur H. Goldberg, Trustee

Dated: March 12, 2004	By: /s/ JAMES GROSFELD James Grosfeld, Trustee

Dated: March 12, 2004	By: /s/ ROBERT A. MEISTER Robert A. Meister, Trustee

Dated: March 12, 2004	By: /s/ JOEL M. PASHCOW Joel M. Pashcow, Trustee

Dated: March 12, 2004	By: /s/ MARK K. ROSENFELD Mark K. Rosenfeld, Trustee

Dated: March 12, 2004	By: /s/ RICHARD J. SMITH Richard J. Smith, Chief Financial Officer (Principal Financial and Accounting Officer)

INDEPENDENT AUDITORS’ REPORT

To the Board of Trustees of

Ramco-Gershenson Properties Trust:

      We have audited the accompanying balance sheets of Ramco-Gershenson Properties Trust and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income and comprehensive income, shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ramco-Gershenson Properties Trust and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      As discussed in Note 1 to the consolidated financial statements, in 2002 the Company changed its method of accounting for the impairment and disposal of long-lived assets to conform to Statement of Financial Accounting Standards No. 144. Also, as discussed in Note 10 to the consolidated financial statements, in 2001 the Company changed its method of accounting for derivative instruments and hedging activities to conform to Statement of Financial Accounting Standards No. 133, as amended and interpreted.

Detroit, Michigan

March 5, 2004

RAMCO-GERSHENSON PROPERTIES TRUST

CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2002

	(In thousands, except
	per share amounts)
ASSETS
Investment in real estate, net	$736,753	$628,953
Cash and cash equivalents	19,883	9,974
Accounts receivable, net	30,578	21,425
Equity investments in unconsolidated entities	9,091	9,578
Other assets, net	30,674	28,094

Total Assets	$826,979	$698,024

LIABILITIES AND SHAREHOLDERS’ EQUITY
Mortgages and notes payable	$454,358	$423,248
Distributions payable	10,486	6,384
Accounts payable and accrued expenses	23,463	20,803

Total Liabilities	488,307	450,435

Minority Interest	42,978	46,586
SHAREHOLDERS’ EQUITY
Preferred Shares, par value $.01, 10,000 shares authorized; 1,000 Series B shares issued and outstanding in 2003 and 2002, liquidation value of $25,000	23,804	23,804
Common Shares of Beneficial Interest, par value $.01, 30,000 shares authorized; 16,795 and 12,268 issued and outstanding, respectively	167	122
Additional paid-in capital	342,127	233,648
Accumulated other comprehensive loss	(1,098)	(2,930)
Cumulative distributions in excess of net income	(69,306)	(53,641)

Total Shareholders’ Equity	295,694	201,003

Total Liabilities and Shareholders’ Equity	$826,979	$698,024

See notes to consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,

	2003	2002	2001

	(In thousands, except
	per share amounts)
REVENUES
Minimum rents	$73,335	$60,553	$59,433
Percentage rents	1,177	1,052	1,442
Recoveries from tenants	29,527	25,228	23,013
Fees and management income	1,455	1,527	2,485
Other income	2,906	2,400	2,700

Total revenues	108,400	90,760	89,073

EXPENSES
Real estate taxes	14,822	11,911	9,991
Recoverable operating expenses	16,903	14,349	14,161
Depreciation and amortization	22,908	17,590	16,776
Other operating	4,277	1,448	1,443
General and administrative	8,515	8,833	8,337
Interest expense	29,432	26,429	26,332

Total expenses	96,857	80,560	77,040

Operating income	11,543	10,200	12,033
Earnings from unconsolidated entities	252	790	813

Income from continuing operations before gain on sale of real estate and minority interest	11,795	10,990	12,846
Gain on sales of real estate	263	—	5,550
Minority interest	(2,076)	(2,555)	(5,431)

Income from continuing operations	9,982	8,435	12,965
Discontinued operations, net of minority interest:
Gain on sale of property	897	2,164	—
Income from operations	214	407	898

Net income	11,093	11,006	13,863
Preferred stock dividends	(2,375)	(1,151)	(3,360)
Gain on redemption of preferred shares	—	2,425	—

Net income available to common shareholders	$8,718	$12,280	$10,503

Basic earnings per share:
Income from continuing operations	$0.55	$0.92	$1.35
Income from discontinued operations	0.07	0.25	0.13

Net income available to common shareholders	$0.62	$1.17	$1.48

Diluted earnings per share:
Income from continuing operations	$0.54	$0.91	$1.35
Income from discontinued operations	0.08	0.25	0.12

Net income available to common shareholders	$0.62	$1.16	$1.47

Basic weighted average shares outstanding	13,955	10,529	7,105

Diluted weighted average shares outstanding	14,141	10,628	7,125

COMPREHENSIVE INCOME
Net income	$11,093	$11,006	$13,863
Other comprehensive income (loss):
Cumulative effect of change in accounting principle	—	—	(348)
Unrealized gains (losses) on interest rate swaps	1,832	249	(2,831)

Other comprehensive income (loss)	1,832	249	(3,179)

Comprehensive income	$12,925	$11,255	$10,684

See notes to consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated
		Common	Additional	Other	Cumulative	Total
	Preferred	Stock Par	Paid-In	Comprehensive	Earnings/	Shareholders’
	Stock	Value	Capital	Loss	Distributions	Equity

	(In thousands, except share amounts)
Balance, January 1, 2001	$33,829	$71	$150,728	$—	$(46,084)	$138,544
Cash distributions declared					(11,921)	(11,921)
Preferred shares dividends declared					(3,360)	(3,360)
Purchase and retirement of common shares			(654)			(654)
Stock options exercised			112			112
Net income and comprehensive income				(3,179)	13,863	10,684

Balance, December 31, 2001	33,829	71	150,186	(3,179)	(47,502)	133,405
Cash distributions declared					(18,419)	(18,419)
Preferred shares dividends declared					(1,151)	(1,151)
Conversion of Operating Partnership Units to common shares			224			224
Conversion of preferred shares to common shares	(4,833)	3	4,830			—
Redemption of Series A Preferred shares	(28,996)				2,425	(26,571)
Issuance of common stock		48	77,650			77,698
Issuance of Series B Preferred shares	23,804					23,804
Purchase and retirement of common shares			(42)			(42)
Stock options exercised			800			800
Net income and comprehensive income				249	11,006	11,255

Balance, December 31, 2002	23,804	122	233,648	(2,930)	(53,641)	201,003
Cash distributions declared					(24,382)	(24,382)
Preferred shares dividends declared					(2,376)	(2,376)
Deficiency dividend declared — See Note 18					(2,200)	(2,200)
Reimbursement of deficiency dividend					2,200	2,200
Conversion of Operating Partnership Units to common shares			28			28
Issuance of common stock		45	107,160			107,205
Stock options exercised			1,291			1,291
Net income and comprehensive income				1,832	11,093	12,925

Balance, December 31, 2003	$23,804	$167	$342,127	$(1,098)	$(69,306)	$295,694

See notes to consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2003	2002	2001

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,093	$11,006	$13,863
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,976	17,736	17,083
Amortization of deferred financing costs	991	1,208	785
Write-off of straight-line receivable	2,982	—	—
Gain on sale of property	(897)	(2,164)	—
Gain on sales of real estate	(263)	—	(5,550)
Earnings from unconsolidated entities	(252)	(790)	(813)
Minority interest, continuing operations	2,076	2,555	5,431
Minority interest, discontinued operations	44	137	372
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(9,935)	(3,540)	(1,231)
Other assets	(7,277)	(7,366)	(4,688)
Accounts payable and accrued expenses	4,491	(235)	(696)

Net Cash Provided By Operating Activities	26,029	18,547	24,556

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures and acquisitions	(96,194)	(77,390)	(21,727)
Acquisition of additional interest in joint venture properties	—	(14,079)	—
Proceeds from sale of property	3,268	10,272	—
Proceeds from sales of real estate	11,058	—	29,045
Distributions received from unconsolidated entities	656	719	803
Other	—	72	122
Investment in unconsolidated entities	—	—	(2,469)

Net Cash (Used In) Provided By Investing Activities	(81,212)	(80,406)	5,774

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to shareholders	(22,478)	(16,249)	(11,942)
Cash distributions to operating partnership unit holders	(4,922)	(4,937)	(4,947)
Cash dividends paid on preferred shares	(2,376)	(1,998)	(3,358)
Redemption of preferred shares	—	(26,571)	—
Repayment of Credit Facility	(24,098)	(17,700)	(4,950)
Repayment of unsecured term loan	(48,748)	(32,125)	(2,875)
Principal repayments on mortgages payable	(46,243)	(15,761)	(4,076)
Borrowings (repayment) on construction loan	1,506	—	(13,575)
Payment of deferred financing costs	(991)	(2,755)	(205)
Purchase and retirement of common shares	—	(42)	(654)
Proceeds from mortgages payable	48,100	63,736	13,323
Borrowings on unsecured term loan	48,748	10,000	—
Borrowings on Credit Facility	8,098	6,400	5,420
Net proceeds from issuance of common shares	107,205	77,698	—
Net proceeds from issuance of preferred shares	—	23,804	—
Proceeds from exercise of stock options	1,291	800	112

Net Cash Flows By (Used In) Financing Activities	65,092	64,300	(27,727)

Net Increase in Cash and Cash Equivalents	9,909	2,441	2,603
Cash and Cash Equivalents, Beginning of Year	9,974	5,542	2,939
Effect of purchase of remaining joint venture interests	—	1,991	—

Cash and Cash Equivalents, End of Year	$19,883	$9,974	$5,542

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest during the year	$29,206	$25,018	$25,110

Supplemental Disclosures of Noncash items:
Assumed debt of acquired properties and joint ventures	$43,747	$61,086	$—
Increase (Decrease) in fair value of interest rate swaps	1,832	249	(2,831)
Deficiency dividend declared	2,196	—	—
Consolidation of Ramco-Gershenson, Inc., net of cash	—	—	4,081

See notes to consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2003, 2002 and 2001
(Dollars in thousands)

1.	Organization and Summary of Significant Accounting Policies

      We are engaged in the business of owning, developing, acquiring, managing and leasing community shopping centers, regional malls and single tenant retail properties. At December 31, 2003, we had a portfolio of 64 shopping centers, with more than 13,300,000 square feet of gross leasable area, located in the midwestern, southeastern and mid-Atlantic regions of the United States. Our centers are usually anchored by discount department stores or supermarkets and the tenant base consists primarily of national and regional retail chains and local retailers. Our credit risk, therefore, is concentrated in the retail industry.

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

      Principles of Consolidation — The consolidated financial statements include the accounts of the Company and our majority owned subsidiary, the Operating Partnership, Ramco-Gershenson Properties, L.P. (85.2% owned by us at December 31, 2003 and 80.7% at December 31, 2002), and all wholly owned subsidiaries, including bankruptcy remote single purpose entities. Investments in real estate joint ventures for which we have the ability to exercise significant influence over, but we do not have financial or operating control, are accounted for using the equity method of accounting. Accordingly, our share of the earnings of these joint ventures is included in consolidated net income. All significant intercompany accounts and transactions have been eliminated in consolidation.

      Through the Operating Partnership we own 100% of the non-voting and voting common stock of Ramco-Gershenson, Inc. (“Ramco”), and therefore it is included in the consolidated financial statements. Ramco has elected to be a taxable real estate investment trust subsidiary for federal income tax purposes. Ramco provides property management services to us and other entities. See Note 17 for management fees earned from related parties.

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

      Revenue Recognition — Shopping center space is generally leased to retail tenants under leases which are accounted for as operating leases. We recognize minimum rents on the straight-line method over the terms of the leases, as required under Statement of Financial Accounting Standards (“SFAS”) No. 13. Certain of the leases also provide for additional revenue based on contingent percentage income and is recorded on an accrual basis once the specified target that triggers this type of income is achieved. The leases also typically provide for tenant recoveries of common area maintenance, real estate taxes and other operating expenses. These recoveries are recognized as revenue in the period the applicable costs are incurred. Revenues from fees and management income are recognized in the period in which the services occur. Lease termination fees are recognized when a lease termination agreement is executed by the parties.

      Straight line rental income was greater than the current amount required to be paid by our tenants by $1,988, $2,848 and $2,135 for the years ended December 31, 2003, 2002 and 2001, respectively.

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Revenues from our largest tenant, Wal-Mart, amounted to 6.7%, 7.5% and 8.7% of our annualized base rent for the years ended December 31, 2003, 2002 and 2001, respectively.

      Cash and Cash Equivalents — We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

      Income Tax Status — We conduct our operations with the intent of meeting the requirements applicable to a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986 as amended, also known as the Code. In order to maintain qualification as a real estate investment trust, the REIT is also required to distribute annually at least 90% of its REIT Taxable Income (as defined in the Internal Revenue Code) to its shareholders. As a real estate investment trust, the REIT will generally not be liable for federal corporate income taxes. Thus, no provision for federal income taxes has been included in the accompanying financial statements.

      Real Estate — We record real estate assets at cost, net of accumulated depreciation. Direct costs incurred for the acquisition, development and construction of properties are capitalized. For redevelopment of an existing operating property, the undepreciated net book value plus the direct costs for the construction (including demolition costs) incurred in connection with the redevelopment are capitalized to the extent such costs do not exceed the estimated fair value when complete. To the extent such costs exceed the estimated fair value of such property, the excess would be charged to expense.

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

      Other Assets — Other assets consist primarily of prepaid expenses, proposed development and acquisition costs, and financing and leasing costs which are amortized using the straight-line method over the terms of the respective agreements. Should a tenant terminate its lease, the unamortized portion of the leasing costs is charged to expense. Unamortized financing costs are expensed when the related agreements are terminated before their scheduled maturity dates. Proposed development and acquisition costs are deferred and transferred to construction in progress when development commences or written-off if development is not considered probable.

      Purchase Accounting for Acquisitions of Real Estate and Other Assets — Amounts allocated to land and buildings are based on cost segregation studies performed by management’s analysis of comparable properties in the existing portfolio.

      The estimated fair value of above-market and below-market in-place leases for acquired properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease.

      The aggregate fair value of other intangible assets (consisting of in place, at market leases) is estimated based on the difference between (i) the property valued with existing in-place leases adjusted to market rental rates and (ii) the property valued as if vacant. We utilize independent appraisals or management’s estimates to determine the respective property values. Management’s estimates of property values are made using internally developed methods. Factors considered by management in their analysis include an estimate of costs to execute similar leases.

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The fair value of above-market in-place leases and the fair value of other intangible assets acquired are recorded as identified intangible assets, included in other assets, and are amortized as reductions of rental revenue over the initial term of the respective leases. The fair value of below-market in-place leases are recorded as deferred credits and are amortized as additions to rental income over the initial terms of the respective leases. Should a tenant terminate its lease, the unamortized portion of the in-place lease value would be written-off.

      Accounting for the Impairment or Disposal of Long-Lived Assets — SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) requires an impairment loss to be recognized if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. This statement requires the use of one of two present value techniques to measure the fair value of an asset. Using our best estimates based on reasonable and supportable assumptions and projections, we review our long-lived assets, including those held by unconsolidated entities, for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets might not be recoverable. In addition, this statement requires us to account for the operations and gain on sale of shopping centers sold in 2002 and later years, as discontinued operations and not as part of our ongoing operations.

      We evaluate the recoverability of our investment in real estate whenever events or changes in circumstances indicate that the carrying amount of an asset may be impaired. Our assessment of recoverability of our real estate assets includes, but is not limited to, recent operating results, expected net operating cash flow and our plans for future operations.

      We are required to make subjective assessments as to whether there are impairments in value of other assets. These assessments have a direct impact on our consolidated financial statements if events or changes in circumstances indicate that the carrying amounts of these assets might not be recoverable.

      For the years ended December 31, 2003, 2002 and 2001, none of our assets were considered impaired.

      Derivative Financial Instruments — Effective January 1, 2001, we adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). This statement, as amended, requires us to measure all derivatives at fair value on the Consolidated Balance Sheet as an asset or liability, depending on our rights and obligations under each derivative contract. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are deferred and recorded as a component of other comprehensive income (“OCI”) until the hedged transactions occur and are recognized in earnings. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the ineffective portion of a hedged derivative are recognized in earnings in the current period.

      In managing interest rate exposure on certain floating rate debt, we at times enter into interest rate protection agreements. We do not utilize these arrangements for trading or speculative purposes. The differential between fixed and variable rates to be paid or received is accrued monthly, and recognized currently in the Consolidated Statement of Income. We are exposed to credit loss in the event of non-performance by the counter party to the interest rate swap agreements, however, we do not anticipate non-performance by the counter party.

      Stock-Based Compensation — We have two stock-based compensation plans, which are described more fully in Note 14. We account for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common shares on the date of grant. The following table illustrates the effect on net income and earnings per share as if we had applied the fair value recognition

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

	Years Ended December 31,

	2003	2002	2001

Net Income, as reported	$11,093	$11,006	$13,863
Less total stock-based employee compensation expense determined under fair value method for all awards	(21)	(45)	(65)

Pro forma net income	$11,072	$10,961	$13,798

Earnings per share:
Basic — as reported	$0.62	$1.17	$1.48

Basic — pro forma	$0.62	$1.16	$1.47

Diluted — as reported	$0.62	$1.16	$1.47

Diluted — pro forma	$0.62	$1.15	$1.46

	2003	2002	2001

Risk-free interest rate	2.3%	4.3%	4.8%
Dividend yield	7.1%	8.7%	9.7%
Volatility	22.0%	21.5%	19.5%
Weighted average expected life	5.0	5.0	5.0

      Reclassification — Certain reclassifications have been made to the 2002 and 2001 financial statements to conform to the 2003 presentation.

2.	Recent Accounting Pronouncements

      Extinguishment of Debt and Other Technical Corrections — On January 1, 2003, we adopted the provisions of SFAS No. 145 “Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” which eliminates the requirement to report gains and losses from extinguishment of debt as extraordinary unless they meet the criteria of APB Opinion 30. This Statement also amends other existing pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The adoption of this Statement had no impact on our consolidated financial statements.

      Accounting for Exit and Disposal Activities — On January 1, 2003, we adopted the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), which improves financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. The adoption of this Statement had no impact on our consolidated financial statements.

      Guarantor’s Accounting and Disclosure Requirements — On January 1, 2003, we adopted the provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” (“FIN 45”). This interpretation expands the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued and is for guarantees issued or modified after December 31, 2002. The provisions of FIN 45 had no impact on our consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Consolidation of Variable Interest Entities — In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” The objective of this Interpretation is to provide guidance on how to identify a variable interest entity (“VIE”) and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the entity’s expected residual returns, if they occur. FIN 46 also requires additional disclosure by primary beneficiaries and other significant variable interest holders.

      In December 2003, the FASB issued FIN 46-Revised (“FIN 46-R”) which clarified and replaced FIN 46. FIN 46-R again deferred the adoption of its provisions until periods ending after March 15, 2004, however, application is required for periods ended after December 15, 2003 for public entities that have interests in special-purpose entities, as defined. We believe that our consolidated financial statements will not be impacted by the adoption of this statement.

      Amendment of SFAS No. 133 — Effect July 1, 2003 we adopted SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The adoption of this Statement had no impact on our consolidated financial statements.

      Financial Instruments with Characteristics of Liabilities and Equity — In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes how an issuer classifies and measures certain financial instruments that have characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope as a liability because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and shall be effective at the beginning of the first interim period after September 15, 2003. During November 2003, the FASB deferred the effective date of paragraphs 9 and 10 of SFAS No. 150 as they apply to mandatorily redeemable noncontrolling interests in order to address and seek clarification of a number of interpretation and implementation issues. The Company has determined that none of our consolidated joint ventures, including the Operating Partnership, qualify as mandatorily redeemable noncontrolling interests. As provided in our Operating Partnership agreement, upon the termination of this partnership, the minority interest holders’ units will be exchanged for common shares of beneficial interest of Ramco-Gershenson Properties Trust at a ratio of one-to-one. The adoption of this Statement on had no impact on our consolidated financial statements.

3.	Accounts Receivable — Net

      Accounts receivable at December 31, 2003 includes $5,180 due from Atlantic Realty Trust (“Atlantic”) for tax deficiencies and interest related to the Internal Revenue Service (“IRS”) examination of our taxable years ended December 31, 1991 through 1995. Under terms of the Tax Agreement, Atlantic assumed all of our liability for tax and interest arising out of the IRS examination. See Note 18.

      Accounts receivable includes $11,857 and $12,791 of unbilled straight-line rent receivables at December 31, 2003 and December 31, 2002, respectively. Straight-line rent receivable at December 31, 2002 includes approximately $3,289 due from Kmart Corporation. In June 2003, Kmart Corporation assigned its lease at our Tel-Twelve shopping center to Meijer, Inc. The assignment of this lease was accounted for as a lease termination and we wrote off the straight line rent receivable of $2,982, with a corresponding charge to other operating expenses.

      We provide for bad debt expense based upon the reserve method of accounting. We continuously monitor the collectibility of our accounts receivable (billed, unbilled and straight-line) from specific tenants, analyze

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

historical bad debts, customer credit worthiness, current economic trends and changes in tenant payment terms when evaluating the adequacy of the allowance for bad debts. When tenants are in bankruptcy, we make estimates of the expected recovery of pre-petition and post-petition claims. The ultimate resolution of these claims can exceed one year. Accounts receivable in the accompanying balance sheet is shown net of an allowance for doubtful accounts of $873 and $1,573 as of December 31, 2003 and 2002, respectively.

      Bad debt expense, which is a component of other operating expenses, amounted to $3,031 (including the $2,982 write-off discussed above), $211 and $735 for the years ended December 31, 2003, 2002 and 2001, respectively.

4.	Investment in Real Estate

      Investment in real estate at December 31, consists of the following:

	2003	2002

Land	$108,170	$94,924
Buildings and improvements	702,501	588,717
Construction in progress	20,122	23,451

	830,793	707,092
Less: accumulated depreciation	(94,040)	(78,139)

Investment in real estate — net	$736,753	$628,953

5.	Property Acquisitions and Dispositions

      We acquired six properties during 2003 at an aggregate cost of $106,750 and we acquired three properties during 2002 at an aggregate cost of $45,500. These acquisitions have been accounted for using the purchase method of accounting and the results of their operations have been included in the consolidated financial statements since the date of acquisition. The purchase prices were allocated to the assets acquired and liabilities assumed based upon their estimated fair market value, and no goodwill was recorded. The preliminary purchase price allocation is subject to adjustment until finalized, which is expected within one year from the date of acquisition.

			Purchase	Debt
Acquisition Date	Property Name	Property Location	Price	Assumed

January 2003	Livonia Plaza	Livonia, MI	$13,100	—
May 2003	Publix at River Crossing	New Port Richey, FL	7,150	$4,161
July 2003	Clinton Pointe	Clinton Township, MI	11,600	—
August 2003	Lakeshore Marketplace	Norton Shores, MI	22,500	15,732
September 2003	Fairlane Meadows	Dearborn, MI	19,400	12,012
December 2003	Hoover Eleven	Warren, MI	33,000	11,842
May 2002	Horizon Village	Suwanee, GA	11,300	6,840
May 2002	The Crossroads at Royal Palm	Royal Palm Beach, FL	18,500	—
June 2002	Coral Creek Shops	Coconut Creek, FL	15,700	—

      In December 2003, we sold Ferndale Plaza for cash of $3,268, resulting in a gain on sale of approximately $897, net of minority interest. Ferndale Plaza’s results of operations and the gain on sale have been included in income from discontinued operations in the Consolidated of Statements of Income for the three years ended December 31, 2003. In addition, during 2003, we sold six parcels of land and recognized an aggregate gain of $263.

      In April 2002, we sold Hickory Corners for cash of $10,272, resulting in a gain on sale of approximately $2,164, net of minority interest. Hickory Corners’ results of operations and the gain on sale have been included

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in income from discontinued operations in the Consolidated Statements of Income for the years ended December 31, 2002 and 2001.

      In January 2001, we sold White Lake MarketPlace for cash of $20,200, resulting in a gain on sale of approximately $5,300. See Note 17. In addition, we sold our Athens Town Center property and four parcels of land and recognized an additional aggregate gain of $250.

6.	Acquisition of Joint Venture Properties

      In May 2002, we acquired an additional 75% ownership interest in RPT/ INVEST, LLC, which owns two community centers: Chester Springs and Rivertowne Square. As a result of this purchase, we became the 100% owner of the two centers. The transaction resulted in a net payment to our joint venture partner of approximately $8,714 in cash and we assumed $22,000 of debt.

      During November 2002, we acquired an additional 90% ownership interest in Rossford Development LLC, which owns Crossroads Centre located in Rossford, Ohio. As a result of this purchase, we became the 100% owner of this center. The purchase price amounted to $1,373 and we assumed debt of $20,246.

      In December 2002, we acquired an additional 75% ownership interest in RPT/ INVEST II, LLC, which owns East Town Plaza shopping center located in Madison, Wisconsin. We paid our joint venture partner approximately $3,992 in cash and assumed $12,000 of debt. This additional investment resulted in us becoming the 100% owner of the center.

      Prior to acquiring the 100% interest in the above mentioned shopping centers, we accounted for the shopping centers using the equity method of accounting. Accordingly, our share of the earnings of these joint ventures prior to acquiring the remaining ownership interest is included in earnings from unconsolidated entities in the consolidated statements of income.

      The acquisitions of the additional interests in these above-mentioned shopping centers were accounted for using the purchase method of accounting and the results of operations have been included in the consolidated financial statements since the date of acquisitions. The excess of the fair value over the net book basis of the interest in these four shopping centers have been allocated to land, buildings and, as applicable, identifiable intangibles, and no goodwill was recorded.

7.	Investments in Unconsolidated Entities

      We currently have investments in the following unconsolidated entities:

Ownership as of
Unconsolidated Entities	December 31, 2003

28th Street Kentwood Associates	50%
S-12 Associates	50%
Ramco/ West Acres LLC	40%
Ramco/ Shenandoah LLC	40%
PLC Novi West Development, LLC	10%

      In September 2001, we invested $756 for a 40% interest in a joint venture, Ramco/ West Acres LLC. Simultaneously, the joint venture acquired West Acres Commons shopping center located in Flint Township, Michigan for a purchase price of approximately $11,000 and assumed a mortgage note of $9,407.

      In November 2001, we invested $1,713 for a 40% interest in a joint venture, Ramco/ Shenandoah LLC. The remaining 60% of Ramco/ Shenandoah LLC is owned by various partnerships and trusts for the benefit of family members of one of our trustees, who also serves as a trustee for several of these trusts. The

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

joint venture acquired Shenandoah Square shopping center located in Davie, Florida for a purchase price of approximately $16,300.

      During the year ended December 31, 2001, under terms of the joint venture agreements, we earned acquisition fees of $165 from Ramco/ West Acres LLC and $163 from Ramco/ Shenandoah LLC. We did not receive acquisition fees in 2003 and 222 from any of our joint venture partners. Under terms of the joint venture agreements, we are responsible for the leasing and management of the projects, for which we receive management fees and leasing fees. Each joint venture agreement includes a buy-sell provision whereby each partner has the right to purchase or sell the properties during specific time periods.

      The Fountain Walk shopping center is currently under development by PLC Novi West Development, LLC (“PLC Novi”). As with any development stage shopping center, certain risks exist. PLC Novi may not be able to complete the development within budget and on a timely basis and it may not be successful identifying tenants to lease space. If PLC Novi fails to complete the development and/or to lease space at an acceptable occupancy level, our investment of approximately $5,000 could be adversely affected.

      Our unconsolidated entities had the following debt outstanding at December 31, 2003:

	Balance	Interest
Unconsolidated Entities	outstanding	Rate	Maturity Date

28th Street Kentwood Associates	$10,553	5.74%	July 2013
S-12 Associates	1,291	7.50%	May 2016
Ramco/ West Acres LLC	9,231	8.14%	April 2010
Ramco/ Shenandoah LLC	12,779	7.33%	February 2012
PLC Novi West Development, LLC	65,866	4.00%	June 2004

	$99,720

      Combined condensed financial information of our unconsolidated entities is summarized as follows:

	2003	2002	2001

ASSETS
Investment in real estate, net	$133,282	$131,304	$104,594
Other assets	6,273	8,775	6,151

Total Assets	$139,555	$140,079	$110,745

LIABILITIES
Mortgage notes payable	$99,720	$91,460	$94,080
Other liabilities	3,994	1,466	3,287

Owners’ equity	35,841	47,153	13,378

Total Liabilities and Owners’ Equity	$139,555	$140,079	$110,745

Company’s equity investments in unconsolidated entities	$9,091	$9,578	$7,139
Advances to unconsolidated entities	—	—	698

Total Equity Investments in and Advances to Unconsolidated Entities	$9,091	$9,578	$7,837

Total revenues	$11,736	$18,679	$13,986
Total expenses	12,516	15,685	9,302

Net (Loss) Income	$(780)	$2,994	$4,684

Company’s share of income	$252	$797	$932

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The joint ventures in which we own 40% or more interests had net income of $920 for the year ended December 31, 2003 and contributed $422 to earnings from unconsolidated entities. The 10% owned joint venture incurred a loss of $1,700 for the year, reducing earnings from unconsolidated entities by $170 to $252.

8.	Other Assets

      Other assets at December 31 are as follows:

	2003	2002

Leasing costs	$24,917	$18,894
Prepaid expenses and other	13,529	15,535
Deferred financing costs	10,052	9,075

	48,498	43,504
Less: accumulated amortization	(21,348)	(16,831)

	27,150	26,673
Proposed development and acquisition costs	3,524	1,421

Other assets, net	$30,674	$28,094

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Mortgages and Notes Payable

      Mortgages and notes payable at December 31 consist of the following:

	2003	2002

Fixed rate mortgages with interest rates ranging from 4.76% to 8.81%, due at various dates through 2018	$330,776	$250,852
Floating rate mortgages at 75% of the rate of long-term Capital A rated utility bonds, due January 1, 2010, plus supplemental interest to equal LIBOR plus 200 basis points, if applicable. The effective rate at December 31, 2003 was 4.38% and at December 31, 2002 was 4.60%	5,830	6,220
Floating rate mortgage, with an interest rate at prime or LIBOR plus 200 basis points, due September 2005. The effective rate at December 31, 2003 was 3.14% and at December 31, 2002 was 3.41%	21,000	21,000
Floating rate mortgages, with an interest rate at LIBOR plus 175 basis points, paid in full in 2003	—	21,930
Floating rate mortgage, with an interest rate at LIBOR plus 232 basis points, paid in full in 2003	—	12,000
Construction loan financing, with an interest rate at LIBOR plus 175 basis points, due March 2004, including renewal option. The effective rate at December 31, 2003 was 4.95% and at December 31, 2002 was 3.30%. Maximum borrowing of $27,000	21,752	20,246
Unsecured Revolving Credit Facility, with an interest rate at LIBOR plus 325 to 375 basis points over LIBOR, due December 2005 maximum borrowings of $40,000, zero balance outstanding	—	—
Secured Revolving Credit Facility, with an interest rate at LIBOR plus 150 to 200 basis points, due December 2005, maximum available borrowings of $125,000. The effective rate at December 31, 2003 was 4.98% and at December 31, 2002 was 6.79%	75,000	91,000

	$454,358	$423,248

      The mortgage notes and construction loans are secured by mortgages on properties that have an approximate net book value of $560,662 as of December 31, 2003. The Secured Revolving Credit Facility is secured by mortgages on various properties that have an approximate net book value of $125,484 as of December 31, 2003.

      Borrowings under the $125,000 Secured Revolving Credit Facility bear interest between 150 and 200 basis points over LIBOR depending on certain of our leverage ratios. Using 175 basis points over LIBOR at December 31, 2003, the effective interest rate was 5.0%, including interest rate swap agreements. At our option, through June 2004, we can increase the available amount of borrowings from $125,000 to $150,000. A portion of the proceeds from our two equity offerings in 2003 were used to pay down the outstanding balance.

      Borrowings under the Unsecured Revolving Credit Facility bear interest between 325 and 375 basis points over LIBOR depending on certain debt ratios. At our option through June 2004, we can increase the available amount of borrowings by $10,000 to $50,000.

      In connection with the acquisitions of four properties in 2003, we assumed fixed rate mortgages amounting to $43,747, with interest rates ranging from 6.67% to 8.18%. During 2003, we repaid two floating rate mortgages totaling $27,794 and increased fixed rate mortgages by $37,100 with interest rates of 5.45% and

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.51%. In addition, we refinanced a shopping center that was previously included as part of our borrowings under the Secured Credit Facility. This new mortgage in the amount of $11,000 has a 4.76% fixed rate interest rate. In 2003, we repaid a $6,753 fixed rate mortgage with an interest rate of 7.58%.

      We have the intent and ability to replace the construction loan due March 2004 with a fixed rate mortgage. We currently have a $28,000 commitment with a fixed interest rate of 5.38%. Under terms of the commitment, we have to complete the transaction by April 2004.

      At December 31, 2003, outstanding letters of credit issued under the Secured Revolving Credit Facility, not reflected in the accompanying consolidated balance sheet, total approximately $1,976. At December 31, 2003, we also had other letters of credit outstanding of approximately $1,247. At December 31, 2003, we had no outstanding borrowings under any of our letters of credit.

      The Secured Revolving Credit Facility and the Unsecured Revolving Credit Facility contain financial covenants relating to loan to asset value, minimum operating coverage ratios, and a minimum equity value. As of December 31, 2003, we were in compliance with the covenant terms.

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

      The following table presents scheduled principal payments on mortgages and notes payable as of December 31, 2003:

Year end December 31,
2004	$41,030
2005	91,629
2006	103,837
2007	60,364
2008	17,509
Thereafter	139,989

Total	$454,358

10.	Derivative Financial Instruments

      On the date we enter into an interest rate swap, we designate the derivative as a hedge against the variability of cash flows that are to be paid in connection with a recognized liability. Subsequent changes in the fair value of a derivative designated as a cash flow hedge that is determined to be highly effective is recorded in Other Comprehensive Income (“OCI”) until earnings are affected by the variability of cash flows of the hedged transaction. The differential between fixed and variable rates to be paid or received is accrued, as interest rates change, and recognized currently in the Consolidated Statement of Income. We are exposed to credit loss in the event of non-performance by the counter party to the interest rate swap agreements, however, we do not anticipate non-performance by the counter party.

      Under the terms of the Secured Revolving Credit Facility, we are required to maintain interest rate swap agreements in the amount of $75,000 to reduce the impact of changes in interest rates on our variable rate

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

debt. During 2002, we acquired an additional 90% interest in Rossford Development LLC (“Rossford”). This acquisition was accounted for using the purchase method of accounting. At the time of the acquisition, Rossford had an interest rate swap agreement outstanding with a notional value of $10,000 and an interest rate of 5.5%.

      The following table summarizes the notional values and fair values of our derivative financial instruments as of December 31, 2003 (dollars in thousands):

			LIBOR
	Hedge	Notional	Interest	Fair	Expiration
Underlying Debt	Type	Value	Rate	Value	Date

Secured Revolving Credit Facility	Cash Flow	$35,000	2.6%	$(378)	12/2005
Secured Revolving Credit Facility	Cash Flow	25,000	2.8%	(356)	12/2005
Secured Revolving Credit Facility	Cash Flow	10,000	5.3%	(104)	03/2004
Secured Revolving Credit Facility	Cash Flow	10,000	2.9%	(133)	12/2005
Secured Revolving Credit Facility	Cash Flow	5,000	5.7%	(57)	01/2004
Secured Revolving Credit Facility	Cash Flow	5,000	2.8%	(70)	12/2005
Construction loan	None	10,000	5.5%	(110)	01/2004

		$100,000		$(1,208)

      The adoption of SFAS 133 resulted in a transition adjustment loss charged to OCI of $348 as of January 1, 2001. The change in fair market value of the interest rate swap agreements decreased the charge to accumulated OCI by $1,832 and $249 for the years ended December 31, 2003 and 2002, respectively. The change in fair value of the interest rate swap agreements increased the charge to accumulated OCI by $2,831 for the year ended December 31, 2001. The interest rate swap related to Rossford has not been designated as a hedge, and therefore, the change in fair value associated with this swap agreement is recorded in the statement of operations as a component of interest expense and amounted to approximately $394 in 2003 and $0 in 2002.

11.	Leases

      Approximate future minimum revenues from rentals under noncancelable operating leases in effect at December 31, 2003, assuming no new or renegotiated leases nor option extensions on lease agreements, are as follows:

Year ended December 31,
2004	$79,160
2005	72,826
2006	65,522
2007	57,808
2008	49,328
Thereafter	332,947

Total	$657,591

      We lease office space under an operating lease that expires on June 30, 2004. Rent expense under this lease amounted to $363 in 2003, 2002 and 2001. We are currently negotiating a long-term operating lease for our corporate office needs.

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Earnings per Share

      The following table sets forth the computation of basic and diluted earnings per share (“EPS”) (in thousands, except per share data):

	2003	2002	2001

Numerator:
Net Income	$11,093	$11,006	$13,863
Preferred stock dividends	(2,375)	(1,151)	(3,360)
Gain on redemption of preferred shares	—	2,425	—

Income available to common shareholders for basic and diluted EPS	$8,718	$12,280	$10,503

Denominator:
Weighted-average common shares for basic EPS	13,955	10,529	7,105
Effect of dilutive securities:
Options outstanding	186	99	20

Weighted-average common shares for diluted EPS	14,141	10,628	7,125

Basic EPS	$.62	$1.17	$1.48

Diluted EPS	$.62	$1.16	$1.47

      Conversion of the Series A Preferred Shares totaling 2,000,000 in 2001 would have been antidilutive and, therefore, were not considered in the computation of diluted earnings per share. Series A Preferred Shares were redeemed during 2002 and therefore, the shares are not considered in the December 31, 2002 calculation. Operating Partnership Units would not be dilutive in any period, as income is allocated to each Operating Partnership Unit in the same amount as a common share.

13.	Shareholders’ Equity

      On June 10, 2003, we issued 2,150,000 common shares of beneficial interest in a public offering. We received total net proceeds of $50,646, based on a net offering price of $23.65 per share. The net proceeds from the offering were used to pay down amounts outstanding under our two credit facilities and partially finance two acquisitions.

      On October 20, 2003, we issued 2,300,000 common shares of beneficial interest in a public offering. Total net proceeds amounted to $56,559, based on a net offering price of $24.70 per share. The net proceeds were used to pay down outstanding balances under our secured and unsecured credit facilities and invest in short-term investments.

      On April 29, 2002, we issued 4.2 million common shares of beneficial interest in a public offering. On May 29, 2002, we issued an additional 630,000 common shares upon the exercise by the underwriters of their over-allotment option. We received total net proceeds of $77,698, based on an offering price of $17.50 per share. A portion of the net proceeds from the offering were used to redeem 1.2 million of our Series A Preferred Shares. The redemption of Series A Preferred Shares resulted in a gain of $2,425. The remaining 200,000 shares of our Series A Preferred Shares automatically converted into 286,537 common shares.

      On November 5, 2002, we completed a $25,000 public offering of 1.0 million shares of 9.5% Series B cumulative Preferred Shares of beneficial interest. The aggregate net proceeds of this offering were $23,804. Dividends on the Series B Preferred Shares are payable quarterly in arrears. We may, but we are not required to, redeem the Series B Preferred Shares any time after November 5, 2007, at a redemption price of $25.00 per share, plus accrued and unpaid dividends. A portion of the net proceeds from this offering were

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

used to purchase the equity interest of our joint venture partners in East Town Plaza and from Rossford Development LLC and purchase the fee interest in the property adjacent to our Naples, Florida shopping center.

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

14.	Benefit Plans

Incentive Plan and Stock Option Plans

      2003 Long-Term Incentive Plan — In June 2003, our shareholders approved the 2003 Long-Term Incentive Plan (the “Plan”) to allow for the grant to employees the following: incentive or non-qualified stock options to purchase common shares of the Company, stock appreciation rights, restricted shares, awards of performance shares and performance units issuable in the future upon satisfaction of certain conditions and rights, as well as other stock-based awards as determined by the Compensation Committee of the Board of Trustees. The effective date of the Plan was March 5, 2003. Under terms of the Plan, awards may be granted with respect to an aggregate of not more than 700,000 shares, provided that no more than 300,000 shares may be issued in the form of incentive stock options. Options may be granted at per share prices not less than fair market value at the date of grant, and in the case of incentive options, must be exercisable within ten years thereof. Options granted under the Plan generally become exercisable one year after the date of grant as to one-third of the optioned shares, with the remaining options being exercisable over the following two-year period.

      Ramco-Gershenson 2003 Non-Employee Trustee Stock Option Plan — During 2003, we adopted the 2003 Non-Employee Trustee Stock Option Plan (the “Trustees’ Plan”) which permits us to grant non-qualified options to purchase up to 100,000 common shares of beneficial interest in the Company at the fair market value at the date of grant. Each Non-Employee Trustee will be granted an option to purchase 2,000 shares annually on our annual meeting date, beginning with the first annual meeting after March 5, 2003. Stock options granted to participants vest and become exercisable in installments on each of the first two anniversaries of the date of grant and expire ten years after the date of grant.

      1996 Share Option Plan — Effective March 5, 2003, this plan was terminated, except with respect to awards outstanding. This plan allowed for the grant of stock options to executive officers and employees of the Company. Shares subject to outstanding awards under the 1996 Share Option Plan are not available for re-grant if the awards are forfeited or cancelled.

      1997 Non-Employee Trustee Stock Option Plan — This plan was terminated on March 5, 2003, except with respect to awards outstanding. Shares subject to outstanding awards under the 1997 Non-Employee Trustee Stock Option Plan are not available for re-grant if the awards are forfeited or cancelled.

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table reflects the stock option activity at December 31:

	2003		2002		2001

		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	608,275	$15.96	653,605	$15.97	667,629	$16.04
Granted	12,000	23.77	12,000	19.35	12,000	17.33
Cancelled or expired	(5,375)	18.01	(8,617)	17.83	(19,191)	19.02
Exercised	(74,700)	17.29	(48,713)	16.60	(6,833)	16.42

	540,200	$15.93	608,275	$15.96	653,605	$15.97

Options exercisable at year-end	523,200		540,271		532,269

Weighted-average fair value of options granted during the year	$1.85		$1.40		$0.90

      During 2003, we granted 12,000 shares under the 2003 Non-Employee Trustee Stock Option Plan.

      The following table summarizes the characteristics of the options outstanding and exercisable at December 31, 2003:

	Options Outstanding			Options Exercisable

		Weighted-Average
		Remaining	Weighted-Average		Weighted-Average
Range of Exercise Price	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$14.06-$15.44	183,000	5.7	$14.28	183,000	$14.28
$16.00-$16.75	299,300	3.8	16.25	299,300	16.25
$17.33-$19.63	45,900	5.3	18.37	40,900	18.25
$23.77-$23.77	12,000	9.4	23.77	—	0.00

	540,200	4.7	$15.93	523,200	$15.72

401(k) Plan

      We sponsor a 401(k) defined contribution plan covering substantially all officers and employees of the Company which allows participants to defer up to a maximum of 17.5% of their compensation. We contribute up to a maximum of 50% of the employee’s contribution, up to a maximum of 5%, of an employee’s annual compensation. During 2003, 2002 and 2001, our matching cash contributions were $176, $163 and $154, respectively.

15.	Financial Instruments

      The carrying values of cash and cash equivalents, receivables and accounts payable are reasonable estimates of their fair values because of the short maturity of these financial instruments. As of December 31, 2003 and 2002 the carrying amounts of our borrowings under variable rate debt approximated fair value. Interest rate swaps are recorded at their fair value.

      We estimated the fair value of fixed rate mortgages using a discounted cash flow analysis, based on our incremental borrowing rates for similar types of borrowing arrangements with the same remaining maturity. At December 31, 2003, the fair value of our fixed rate debt amounted to $361,262 compared to the carrying amount of $330,776.

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Considerable judgment is required to develop estimated fair values of financial instruments. The fair value of our fixed rate debt is greater than the carrying amount, settlement at the reported fair value may not be possible or may not be a prudent management decision. The estimates presented herein are not necessarily indicative of the amounts we could realize on disposition of the financial instruments.

16.	Quarterly Financial Data (Unaudited)

      The following table sets forth the quarterly results of operations for the years ended December 31, 2003 and 2002 (in thousands, except per share amounts):

		Net Income
		Available to	Earnings Per Share
		Common
	Revenues	Shareholders	Basic	Diluted

Quarter ended:
March 31, 2003	$26,366	$2,557	$0.21	$0.21
June 30, 2003	25,228	(1,112)	(0.09)	(0.09)
September 30, 2003	27,521	3,252	0.22	0.22
December 31, 2003	29,285	4,021	0.25	0.24
Quarter ended:
March 31, 2002	$21,618	$1,609	$0.23	$0.23
June 30, 2002	21,320	6,747	0.65	0.56
September 30, 2002	22,926	2,621	0.21	0.21
December 31, 2002	24,896	1,303	0.11	0.11

      During the second quarter of 2003, Kmart Corporation assigned its lease at our Tel-Twelve shopping center to Meijer, Inc. The assignment of this lease was accounted for as a lease termination and we wrote off the straight-line rent receivable of approximately $3,000, with a corresponding charge to other operating expenses.

      During the second quarter of 2002, we redeemed 1.2 million of our Series A preferred shares for approximately $26,571, resulting in a gain of $2,425.

      During the fourth quarter of 2002, general and administrative expenses increased. The increase is attributable to a $1.2 million expense related to Michigan Single Business Tax for the taxable years ended December 31, 2001, 2000 and 1999. In 1995, the State of Michigan changed the method of computing the capital acquisition deduction for multi-state taxpayers. The change in the law has been vigorously challenged in the courts by a number of taxpayers. In January 2003, we were informed that the Michigan Supreme Court elected not to review the appellate courts’ decision that overturned a favorable lower court ruling in favor of a taxpayer. Since we had previously paid the additional tax for the above-mentioned taxable years and filed a protective claim requesting a refund, we recorded a receivable from the State of Michigan. As a result of the Michigan Supreme Court’s decision not to hear the case, we reversed the receivable and recognized an expense.

      Earnings per share, as reported in the above table, are based on weighted average common share outstanding during the quarter and, therefore, may not agree with the earnings per share calculated for the years ended December 31, 2003 and 2002.

17.	Transactions With Related Parties

      During 2003, Kmart Corporation agree to convey to us a certain parcel of land in connection with a settlement of certain disputes with us. We entered into an agreement with Ramco Clinton Development Company (“Partnership”) that caused Kmart to convey the parcel directly to the Partnership, in exchange of

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a cash payment to us in the amount of $175 from the Partnership. Various executive officers/ trustees of the Company are partners in that partnership. This transaction with the Partnership was entered into upon the unanimous approval of the independent members of our Board of Trustees.

      In January 2001, we sold White Lake MarketPlace to Pontiac Mall Limited Partnership for cash of $20,200, resulting in a gain on sale of approximately $5,300. Various executive officers/ trustees of the Company are partners in that partnership. The property was offered for sale, utilizing the services of a national real estate brokerage firm, and we accepted the highest offer from an unrelated party. Subsequently the buyer cancelled the agreement. Pontiac Mall Limited Partnership presented a comparable offer, which resulted in more favorable economic benefits to us. The sale of the property to Pontiac Mall Limited Partnership was entered into upon the unanimous approval of the independent members of our Board of Trustees.

      Under terms of an agreement with Pontiac Mall Limited Partnership, we continue to manage the property and receive management fees. We received $69 in 2003, $76 in 2002 and $70 in 2001 for management fees from the partnership.

      In November 2001, we invested $1,713 for a 40% interest in a joint venture, Ramco/ Shenandoah LLC. The remaining 60% of Ramco/ Shenandoah LLC is owned by various partnerships and trusts for the benefit of family members of one of our trustees, who also serve as a trustee for several of these trusts. The joint venture acquired Shenandoah Square shopping center located in Davie, Florida for a purchase price of approximately $16,300.

      We have management agreements with various partnerships and perform certain administrative functions on behalf of entities owned in part by certain trustees and/or officers of the Company. The following revenue was earned during the three years ended December 31, 2003 from these related parties:

	2003	2002	2001

Management fees	$367	$415	$322
Leasing fee income	64	77	—
Acquisition fee	—	—	163
Brokerage commission and other	15	—	57
Payroll reimbursement	142	82	156

Total	$588	$574	$698

      We had receivables from related entities in the amount of $64 at December 31, 2003 and $78 at December 31, 2002.

18.	Commitments and Contingencies

      Internal Revenue Service Examination — We have been the subject of an Internal Revenue Service (“IRS”) examination of our taxable years ended December 31, 1991 through 1995 (the “IRS Audit”). On October 29, 2001, the IRS issued an examination report in connection with the IRS Audit wherein they proposed, among other things, to disqualify us as a REIT for the taxable year ended December 31, 1994 (the “IRS Report”). During the third quarter of 1994, we held more than 25% of the value of our total assets in short-term Treasury Bill reverse repurchase agreements, which could be viewed as non-qualifying assets for purposes of determining whether we qualify to be taxed as a REIT. We filed a formal protest with respect to the IRS Report on November 29, 2001, and subsequently participated in numerous meetings with the IRS appellate conferee. On December 4, 2003, we reached an agreement with the IRS with respect to the IRS Audit (the “Closing Agreement”).

      Pursuant to the terms of the Closing Agreement (i) our “REIT taxable income” was adjusted for each of the taxable years ended December 31, 1991, 1992, and 1993; (ii) our election to be taxed as a REIT was

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

terminated for the taxable year ended December 31, 1994; (iii) we were not permitted to reelect REIT status for the taxable year ended December 31, 1995; (iv) we were permitted to reelect REIT status for taxable years beginning on or after January 1, 1996; (v) our timely filing of IRS Form 1120-REIT for the taxable year ended December 31, 1996 was treated, for all purposes of the Internal Revenue Code (the “Code”), as an election to be taxed as a REIT; (vi) the provisions of the Closing Agreement were expressly contingent upon our payment of “deficiency dividends” (that is, our declaration and payment of a distribution that is permitted to relate back to the year for which the IRS determines a deficiency in order to satisfy the requirement for REIT qualification that we distribute a certain minimum amount of our “REIT taxable income” for such year) in amounts not less than $1,387 and $809 for our 1992 and 1993 taxable years respectively; (vii) we consented to the assessment and collection, by the IRS, of approximately $5,180 in tax and interest; and (viii) we agreed that no penalties or other “additions to tax” would be asserted with respect to any adjustments to taxable income required pursuant to the Closing Agreement.

      As a consequence of losing our REIT status for the taxable year ended December 31, 1994, and reelecting REIT status for the taxable year which began January 1, 1996, we became subject to certain Treasury Regulations applicable to corporations qualifying as a REIT after being subject to tax under subchapter C of the Internal Revenue Code. Under these Treasury Regulations, a corporation which owns an asset on the day before, as well as the day of, the corporation’s qualification as a REIT recognizes gain (subject to tax at the highest corporate income tax rate) as of the day before such qualification in an amount equal to the excess of (1) the fair market value of such assets on such date over (2) the corporation’s adjusted basis in such assets on such date. In lieu of this treatment, the corporation may elect, in respect of any asset it held on the day before, as well as on the first day, it qualified as a REIT, to recognize, on any taxable disposition of such asset during the ten-year period beginning on such date, gain which, to the extent of the excess of (1) the fair market value of the asset as of the beginning of such ten-year period over (2) the corporation’s adjusted basis in such asset as of the beginning of such ten-year period, is subject to tax at the highest corporate income tax rate.

      An exception to the Treasury Regulations described in the preceding paragraph applies to any re-election as a REIT by a corporation that, (1) immediately prior to qualifying as a REIT, was taxed as a subchapter C corporation for a period not exceeding two taxable years, and (2) immediately prior to being subject to tax as a subchapter C corporation, was taxed as a REIT for a period of at least one taxable year. Because we meet the requirements for this exception to apply, the rules in the Treasury Regulations do not apply to us.

      In addition, because we lost our REIT status for the taxable year ended December 31, 1994, and reelected REIT status for the taxable year which began January 1, 1996, we were required to have distributed to our shareholders by the close of the taxable year which began January 1, 1996, any earnings and profits we accumulated as a subchapter C corporation for the taxable years ended December 31, 1994 and 1995. Because we did not accumulate (but rather distributed) any profits we earned during the taxable years ended December 31, 1994 and 1995, we did not have any accumulated earnings and profits that we were required to distribute by the close of the taxable year which began January 1, 1996.

      In connection with the incorporation and distribution of all of the shares of Atlantic Realty Trust (“Atlantic”) in May 1996, we entered into a tax agreement with Atlantic under which Atlantic assumed all of our tax liability arising out of the IRS’ then ongoing examination (which included, but is not otherwise limited to, the IRS Audit), excluding any tax liability relating to any actions or events occurring, or any tax return position taken after May 10, 1996, but including liabilities for additions to tax, interest, penalties and costs relating to covered taxes (the “Tax Agreement”). In addition, the Tax Agreement provides that, to the extent any tax which Atlantic is obligated to pay under the Tax Agreement can be avoided through the declaration of a “deficiency dividend”, we will make, and Atlantic will reimburse us for the amount of such deficiency dividend.

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On December 15, 2003, our Board of Trustees declared a cash dividend in the amount of $2,200, payable on January 20, 2004, to common shareholders of record on December 31, 2003. Immediately following the payment of such dividend, we timely filed IRS Form 976, Claim for Deficiency Dividends Deductions by a Real Estate Investment Trust, claiming deductions in the amount of $1,387 and $809 for our 1992 and 1993 taxable years respectively. Our payment of the deficiency dividend was both consistent with the terms of the Closing Agreement and necessary to retain our status as a REIT for each of the taxable years ended December 31, 1992 and 1993. On January 21, 2004, pursuant to the Tax Agreement, Atlantic reimbursed us $2,200 in recognition of our payment of the deficiency dividend.

      In the notes to the consolidated financial statements of Atlantic’s most recent quarterly report on Form 10-Q filed with the Securities and Exchange Commission for its calendar quarter ended September 30, 2003, Atlantic has disclosed its liability under the Tax Agreement for the tax deficiencies and deficiency dividend (and interest on the tax deficiencies and deficiency dividend) reflected in the Closing Agreement. As discussed above, on January 21, 2004, Atlantic reimbursed us $2,200 in recognition of our payment of the deficiency dividend. We expect to be reimbursed by Atlantic for the tax assessment and related interest pursuant to the Tax Agreement, but there can be no assurance that we will receive payment for Atlantic. We believe, but can provide no assurance, that Atlantic currently has sufficient assets to reimburse us for our payment of $5,180 in tax deficiencies and interest. According to the quarterly report on Form 10-Q filed by Atlantic for its calendar quarter ended September 30, 2003, Atlantic had net assets of approximately $64.3 million (as determined pursuant to the liquidation basis of accounting).

      The IRS is currently conducting an examination of us for the taxable years ended December 31, 1996 and 1997, and of one of our subsidiary partnerships for the taxable years ended December 31, 1997, 1998, and 1999 (the “IRS Examination”). As of even date herewith, the IRS has not issued a report nor proposed any adjustments in connection with the IRS Examination. Certain tax deficiencies (and any related interest and penalties) which may be assessed against us in connection with the IRS Examination may constitute covered taxes under the Tax Agreement. Atlantic may not have sufficient assets to reimburse us for all amounts we must pay to the IRS with respect to such covered taxes, and we would be required to pay the difference out of our own funds. The IRS may also assess taxes that Atlantic is not required to pay. Accordingly, the ultimate resolution of any tax liabilities arising pursuant to the IRS Examination may have a material adverse effect on our financial position, results of operations and cash flows.

      Construction Costs — In connection with the development and expansion of various shopping centers as of December 31, 2003, we have entered into agreements for construction costs of approximately $3,325.

      Litigation — We are currently involved in certain litigation arising in the ordinary course of business. We believe that this litigation will not have a material adverse effect on our consolidated financial statements.

      Environmental Matters — Under various Federal, state and local laws, ordinances and regulations relating to the protection of the environment (“Environmental Laws”), a current or previous owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances disposed, stored, released, generated, manufactured or discharged from, on, at, onto, under or in such property. Environmental Laws often impose such liability without regard to whether the owner or operator knew of, or was responsible for, the presence or release of such hazardous or toxic substance. The presence of such substances, or the failure to properly remediate such substances when present, released or discharged, may adversely affect the owner’s ability to sell or rent such property or to borrow using such property as collateral. The cost of any required remediation and the liability of the owner or operator therefore as to any property is generally not limited under such Environmental Laws and could exceed the value of the property and/or the aggregate assets of the owner or operator. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the cost of removal or remediation of such substances at a disposal or treatment facility, whether or not such facility is owned or operated by such persons. In addition to any action required by Federal, state or local authorities, the presence or release of

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

hazardous or toxic substances on or from any property could result in private plaintiffs bringing claims for personal injury or other causes of action.

      In connection with ownership (direct or indirect), operation, management and development of real properties, we may be potentially liable for remediation, releases or injury. In addition, Environmental Laws impose on owners or operators the requirement of on-going compliance with rules and regulations regarding business-related activities that may affect the environment. Such activities include, for example, the ownership or use of transformers or underground tanks, the treatment or discharge of waste waters or other materials, the removal or abatement of asbestos-containing materials (“ACMs”) or lead-containing paint during renovations or otherwise, or notification to various parties concerning the potential presence of regulated matters, including ACMs. Failure to comply with such requirements could result in difficulty in the lease or sale of any affected property and/or the imposition of monetary penalties, fines or other sanctions in addition to the costs required to attain compliance. Several of our properties have or may contain ACMs or underground storage tanks (“USTs”); however, we are not aware of any potential environmental liability which could reasonably be expected to have a material impact on our financial position or results of operations. No assurance can be given that future laws, ordinances or regulations will not impose any material environmental requirement or liability, or that a material adverse environmental condition does not otherwise exist.

19.	Pro Forma Financial Information (Unaudited)

      The following unaudited supplemental pro forma information is presented as if the property acquisitions made during 2003 and 2002 had occurred on January 1, 2001 (see Notes 5 and 6). In management’s opinion, all adjustments necessary to reflect the property acquisitions have been made. The pro forma financial information is presented for informational purposes only and may not necessarily indicative of what the actual results of operations would have been had the acquisitions occurred as indicated nor does it purport to represent the results of operations for future periods.

	Years Ended December 31,

	2003	2002	2001

REVENUES
Minimum rents	$79,770	$78,610	$82,037
Percentage rents	1,643	1,275	1,826
Recoveries from tenants	31,276	30,320	28,938
Fees and management income	1,455	1,527	2,485
Interest and other income	3,145	2,887	3,276

Total revenues	117,289	114,619	118,562

EXPENSES
Real estate taxes	15,720	14,721	13,451
Recoverable operating expenses	18,691	17,796	17,320
Depreciation and amortization	24,150	21,388	20,589
Other operating	4,653	1,991	1,880
General and administrative	8,589	9,527	9,141
Interest expense	32,521	33,288	33,799

Total expenses	104,324	98,711	96,180

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31,

	2003	2002	2001

Operating income	12,965	15,908	22,382
Earnings from unconsolidated entities	252	387	178

Income from continuing operations before gains on sale of real estate and minority interest	13,217	16,295	22,560
Gain on sales of real estate	263	—	5,550
Minority interest	(2,321)	(3,705)	(8,152)

Income from continuing operations	11,159	12,590	19,958
Discontinued operations, net of minority interest:
Gain on sale of property	897	2,164	—
Income from operations	214	407	898

Net income	12,270	15,161	20,856
Preferred stock dividends	(2,375)	(1,151)	(3,360)
Gain on redemption of preferred shares	—	2,425	—

Net income available to common shareholders	$9,895	$16,435	$17,496

Basic earnings per share:
Income from continuing operations	$0.63	$1.34	$2.34
Income from discontinued operations	0.08	0.22	0.12

Net income available to common shareholders	$0.71	$1.56	$2.46
Diluted earnings per share:
Income from continuing operations	$0.62	$1.32	$2.33
Income from discontinued operations	0.08	0.22	0.12

Net income available to common shareholders	$0.70	$1.54	$2.45

Basic weighted average shares outstanding	13,955	10,529	7,105

Diluted weighted average shares outstanding	14,141	10,628	7,125

20.	Subsequent Events

      On January 15, 2004, we purchased Merchants’ Square shopping center located in Carmel, Indiana. The cost of this property was approximately $37,200 and we assumed fixed rate debt in the amount of $23,122 with an interest rate of 7.1%. The purchase price will be allocated to the assets acquired and liabilities assumed based on their fair market values.

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21. Real Estate Assets

          Net Investment in Real Estate Assets at December 31, 2003

			Year	Year	Year
Property	Location		Constructed(a)	Acquired	Renovated

Alabama
Cox Creek Plaza	Florence	Alabama	1984	1997	2000
Florida
Coral Creek Shops	Coconut Creek	Florida	1992	2002
Crestview Corners	Crestview	Florida	1986	1997	1993
Lantana Shopping Center	Lantana	Florida	1959	1996	2002
Naples Towne Center	Naples	Florida	1982	1996	2003
Pelican Plaza	Sarasota	Florida	1983	1997
Publix at River Crossing	New Port Richey	Florida	1998	2003
Rivertowne Square	Deerfield Beach	Florida	1980	2002
Shoppes of Lakeland	Lakeland	Florida	1985	1996
Southbay Shopping Center	Osprey	Florida	1978	1998
Sunshine Plaza	Tamarac	Florida	1972	1996	2001
The Crossroads	Royal Palm Beach	Florida	1988	2002
Village Lakes Shopping Center	Land O’ Lakes	Florida	1987	1997
Georgia
Conyers Crossing	Conyers	Georgia	1978	1998	1989
Holcomb Center	Alpharetta	Georgia	1986	1996
Horizon Village	Suwanee	Georgia	1996	2002
Indian Hills	Calhoun	Georgia	1988	1997
Mays Crossing	Stockbridge	Georgia	1984	1997	1986
Maryland
Crofton Centre	Crofton	Maryland	1974	1996
Michigan
Auburn Mile	Auburn Hills	Michigan	2000	1999
Beacon Square	Grand Haven	Michigan		2003
Clinton Pointe	Clinton Township	Michigan	1992	2003
Clinton Valley Mall	Sterling Heights	Michigan	1977	1996	2002
Clinton Valley	Sterling Heights	Michigan	1985	1996
Eastridge Commons	Flint	Michigan	1990	1996	2001
Edgewood Towne Center	Lansing	Michigan	1990	1996	2001
Fairlane Meadows	Dearborn	Michigan	1987	2003
Fraser Shopping Center	Fraser	Michigan	1977	1996
Hoover Eleven	Warren	Michigan	1989	2003
Jackson Crossing	Jackson	Michigan	1967	1996	2002
Jackson West	Jackson	Michigan	1996	1996	1999
Lake Orion Plaza	Lake Orion	Michigan	1977	1996
Lakeshore Marketplace	Norton Shores	Michigan	1996	2003
Livonia Plaza	Livonia	Michigan	1988	2003
Madison Center	Madison Heights	Michigan	1965	1997	2000
New Towne Plaza	Canton	Michigan	1975	1996	1998
Oak Brook Square	Flint	Michigan	1982	1996
Roseville Towne Center	Roseville	Michigan	1963	1996	2001
Southfield Plaza	Southfield	Michigan	1969	1996	1999
Taylor Plaza	Taylor	Michigan	1970	1996
Tel-Twelve	Southfield	Michigan	1968	1996	2003
West Oaks I	Novi	Michigan	1979	1996	1998
West Oaks II	Novi	Michigan	1986	1996	2000
White Lake Marketplace	White Lake Township	Michigan	1999	1998

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Initial Cost			Gross Cost at
	to Company		Subsequent	End of Period(b)
			Additions
		Building and	(Retirements),		Building and
Property	Land	Improvements(f)	Net	Land	Improvements

Alabama
Cox Creek Plaza	589	5,336	1,441	932	6,434
Florida
Coral Creek Shops	1,565	14,085	(63)	1,572	14,015
Crestview Corners	400	3,602	172	400	3,774
Lantana Shopping Center	2,590	2,600	7,001	2,590	9,601
Naples Towne Center	218	1,964	4,418	807	5,793
Pelican Plaza	710	6,404	217	710	6,621
Publix at River Crossing	728	6,459	(51)	728	6,408
Rivertowne Square	951	8,587	97	954	8,681
Shoppes of Lakeland	1,279	11,543	(429)	1,040	11,353
Southbay Shopping Center	597	5,355	171	597	5,526
Sunshine Plaza	1,748	7,452	10,902	1,748	18,354
The Crossroads	1,850	16,650	(44)	1,857	16,599
Village Lakes Shopping Center	862	7,768	99	862	7,867
Georgia
Conyers Crossing	729	6,562	655	729	7,217
Holcomb Center	658	5,953	733	658	6,686
Horizon Village	1,133	10,200	(78)	1,143	10,112
Indian Hills	706	6,355	139	707	6,493
Mays Crossing	725	6,532	1,099	725	7,631
Maryland
Crofton Centre	3,201	6,499	2,657	3,201	9,156
Michigan
Auburn Mile	15,704	0	11,854	23,327	4,231
Beacon Square	1,706	153	354	1,706	507
Clinton Pointe	1,175	10,499	(204)	1,175	10,295
Clinton Valley Mall	1,101	9,910	6,272	1,101	16,182
Clinton Valley	399	3,588	2,026	523	5,490
Eastridge Commons	1,086	9,775	2,062	1,086	11,837
Edgewood Towne Center	665	5,981	8	645	6,009
Fairlane Meadows	1,955	17,557	(51)	1,955	17,506
Fraser Shopping Center	363	3,263	198	363	3,461
Hoover Eleven	3,308	29,778	(520)	3,308	29,258
Jackson Crossing	2,249	20,237	10,390	2,249	30,627
Jackson West	2,806	6,270	6,105	2,691	12,490
Lake Orion Plaza	470	4,234	130	471	4,363
Lakeshore Marketplace	2,018	18,114	1,508	4,518	17,122
Livonia Plaza	1,317	11,786	(220)	1,317	11,566
Madison Center	817	7,366	2,743	817	10,109
New Towne Plaza	817	7,354	1,524	817	8,878
Oak Brook Square	955	8,591	1,130	955	9,721
Roseville Towne Center	1,403	13,195	4,620	1,403	17,815
Southfield Plaza	1,121	10,090	2,068	1,121	12,158
Taylor Plaza	400	1,930	210	400	2,140
Tel-Twelve	3,819	43,181	28,821	3,819	72,002
West Oaks I	0	6,304	8,567	1,768	13,103
West Oaks II	1,391	12,519	5,721	1,391	18,240
White Lake Marketplace	2,965	0	(2,771)	194	0

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Accumulated
Property	Total	Depreciation(c)	Encumbrances

Alabama
Cox Creek Plaza	7,366	1,233	(d	)
Florida
Coral Creek Shops	15,587	546	(e	)
Crestview Corners	4,174	601	(d	)
Lantana Shopping Center	12,191	1,277	(e	)
Naples Towne Center	6,600	647	(d	)
Pelican Plaza	7,331	1,222	(d	)
Publix at River Crossing	7,136	100	(e	)
Rivertowne Square	9,635	878
Shoppes of Lakeland	12,393	1,596	(d	)
Southbay Shopping Center	6,123	818	(d	)
Sunshine Plaza	20,102	3,557	(e	)
The Crossroads	18,456	676	(e	)
Village Lakes Shopping Center	8,729	1,186	(d	)
Georgia
Conyers Crossing	7,946	1,051	(d	)
Holcomb Center	7,344	1,197	(d	)
Horizon Village	11,255	417
Indian Hills	7,200	1,024	(d	)
Mays Crossing	8,356	1,067	(d	)
Maryland
Crofton Centre	12,357	2,427	(d	)
Michigan
Auburn Mile	27,558	481	(e	)
Beacon Square	2,213	0
Clinton Pointe	11,470	118
Clinton Valley Mall	17,283	2,429	(e	)
Clinton Valley	6,013	950	(d	)
Eastridge Commons	12,923	2,601	(e	)
Edgewood Towne Center	6,654	1,167	(d	)
Fairlane Meadows	19,461	127	(e	)
Fraser Shopping Center	3,824	764	(e	)
Hoover Eleven	32,566	30	(e	)
Jackson Crossing	32,876	5,403	(e	)
Jackson West	15,181	2,459	(e	)
Lake Orion Plaza	4,834	856	(e	)
Lakeshore Marketplace	21,640	163	(e	)
Livonia Plaza	12,883	278
Madison Center	10,926	1,693	(e	)
New Towne Plaza	9,695	1,687	(e	)
Oak Brook Square	10,676	1,911	(e	)
Roseville Towne Center	19,218	3,069	(e	)
Southfield Plaza	13,279	2,138	(e	)
Taylor Plaza	2,540	373	(d	)
Tel-Twelve	75,821	10,137	(e	)
West Oaks I	14,871	1,724	(e	)
West Oaks II	19,631	3,159	(e	)
White Lake Marketplace	194	0

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Year	Year	Year
Property	Location		Constructed(a)	Acquired	Renovated

New Jersey
Chester Springs Shopping Center	Chester	New Jersey	1970	2002	1999
North Carolina
Holly Springs Plaza	Franklin	North Carolina	1988	1997	1992
Ridgeview Crossing	Elkin	North Carolina	1989	1997	1995
Ohio
Office Max Center	Toledo	Ohio	1994	1996
Crossroads Centre	Rossford	Ohio	2001	2002
Spring Meadows Place	Holland	Ohio	1987	1996	1997
Troy Towne Center	Troy	Ohio	1990	1996	2002
South Carolina
Edgewood Square	North Augusta	South Carolina	1989	1997	1997
Taylors Square	Taylors	South Carolina	1989	1997	1995
Tennessee
Cumberland Gallery	New Tazewell	Tennessee	1988	1997
Highland Square	Crossville	Tennessee	1988	1997
Northwest Crossing	Knoxville	Tennessee	1989	1997	1995
Northwest Crossing II	Knoxville	Tennessee	1999	1999
Stonegate Plaza	Kingsport	Tennessee	1984	1997	1993
Tellico Plaza	Lenoir City	Tennessee	1989	1997
Virginia
Aquia Towne Center	Stafford	Virginia	1989	1998
Wisconsin
East Town Plaza	Madison	Wisconsin	1992	2002	2000
West Allis Towne Centre	West Allis	Wisconsin	1987	1996
					Totals

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Initial Cost			Gross Cost at
	to Company		Subsequent	End of Period(b)
			Additions
		Building and	(Retirements),		Building and
Property	Land	Improvements(f)	Net	Land	Improvements

New Jersey
Chester Springs Shopping Center	2,409	21,786	166	2,416	21,945
North Carolina
Holly Springs Plaza	829	7,470	116	829	7,586
Ridgeview Crossing	1,054	9,494	110	1,054	9,604
Ohio
Office Max Center	227	2,042	0	227	2,042
Crossroads Centre	5,800	20,709	4,127	6,886	23,750
Spring Meadows Place	1,662	14,959	1,100	1,653	16,068
Troy Towne Center	930	8,372	(894)	813	7,595
South Carolina
Edgewood Square	1,358	12,229	69	1,358	12,298
Taylors Square	1,581	14,237	2,140	1,721	16,237
Tennessee
Cumberland Gallery	327	2,944	37	327	2,981
Highland Square	913	8,189	404	913	8,593
Northwest Crossing	1,284	11,566	2,307	1,284	13,873
Northwest Crossing II	570	0	1,627	570	1,627
Stonegate Plaza	606	5,454	338	606	5,792
Tellico Plaza	611	5,510	71	612	5,580
Virginia
Aquia Towne Center	2,187	19,776	294	2,187	20,070
Wisconsin
East Town Plaza	1,768	16,216	0	1,768	16,216
West Allis Towne Centre	1,866	16,789	546	1,866	17,335

	$97,231	$599,323	$134,239	$108,170	$722,623

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Accumulated
Property	Total	Depreciation(c)	Encumbrances

New Jersey
Chester Springs Shopping Center	24,361	2,294	(e	)
North Carolina
Holly Springs Plaza	8,415	1,201	(d	)
Ridgeview Crossing	10,658	1,502	(e	)
Ohio
Office Max Center	2,269	391	(d	)
Crossroads Centre	30,636	1,380	(e	)
Spring Meadows Place	17,721	3,337	(e	)
Troy Towne Center	8,408	1,528	(e	)
South Carolina
Edgewood Square	13,656	1,903	(d	)
Taylors Square	17,958	2,256	(e	)
Tennessee
Cumberland Gallery	3,308	479	(d	)
Highland Square	9,506	1,310	(e	)
Northwest Crossing	15,157	1,858	(e	)
Northwest Crossing II	2,197	169	(d	)
Stonegate Plaza	6,398	911	(e	)
Tellico Plaza	6,192	860	(d	)
Virginia
Aquia Towne Center	22,257	2,693	(e	)
Wisconsin
East Town Plaza	17,984	1,480	(e	)
West Allis Towne Centre	19,201	3,251	(e	)

	$830,793	$94,040

(a)	If prior to May 1996, constructed by a predecessor of the Company.

(b)	The aggregate cost of land and buildings and improvements for federal income tax purposes is approximately $754 million.

(c)	Depreciation for all properties is computed over the useful life which is generally forty years.

(d)	The property is pledged as collateral on the secured line of credit.

(e)	The property is pledged as collateral on secured mortgages.

(f)	Refer to Footnote 1 for a summary of the Company’s capitalization policies.

Real Estate Assets	2003	2002	Accumulated Depreciation	2003	2002

Balance at beginning of period	$707,092	$557,349	Balance at beginning of period	$78,139	$61,080
Land Development/Acquisitions	110,929	123,968	Sales/Retirements	(2,147)	(855)
Capital Improvements	29,011	33,840	Depreciation	18,048	17,914

Sale of Assets	(16,239)	(8,065)	Balance at end of period	$94,040	$78,139

Balance at end of period	$830,793	$707,092

RAMCO-GERSHENSON PROPERTIES TRUST

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2003, 2002 and 2001

	Balance at
	Beginning	Charged		Balance at
	of Year	to Expense	Deductions	End of Year

	(Dollars in thousands)
Year ended December 31, 2003 —
Allowance for doubtful accounts	$1,573	$3,031	$3,731	$873
Year ended December 31, 2002 —
Allowance for doubtful accounts	$1,773	$211	$411	$1,573
Year ended December 31, 2001 —
Allowance for doubtful accounts	$1,283	$735	$245	$1,773