Form 10-Q
period 2004-03-31
RAMCO GERSHENSON PROPERTIES TRUST
filed 2004-05-04
CIK 842183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended March 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For the transition period from to

Commission file number 1-10093

Ramco-Gershenson Properties Trust

(Exact name of registrant as specified in its charter)

Maryland	13-6908486
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

27600 Northwestern Highway, Suite 200, Southfield, Michigan Address of principal executive offices)	48034 (Zip code)

248-350-9900

(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

     Number of common shares of beneficial interest ($.01 par value) of the Registrant outstanding as of March 31, 2004: 16,820,841

Website access to Company’s Reports

     Ramco-Gershenson Properties Trust website address is www.rgpt.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are available free of charge through our website as soon as reasonably possible after they are electronically filed with, or furnished to, the Securities and Exchange Commission.

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

RAMCO-GERSHENSON PROPERTIES TRUST

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	March 31,	December 31,
	2004	2003

Assets
Investment in real estate, net	$772,569	$736,753
Cash and cash equivalents	13,812	19,883
Accounts receivable, net	29,405	30,578
Equity investments in unconsolidated entities	8,886	9,091
Other assets, net	32,919	30,674

Total Assets	$857,591	$826,979

Liabilities and Shareholders’ Equity
Mortgages and notes payable	$494,543	$454,358
Distributions payable	8,296	10,486
Accounts payable and accrued expenses	19,373	23,463

Total Liabilities	522,212	488,307

Minority Interest	42,555	42,978
Shareholders’ Equity
Preferred Shares, par value $.01, 10,000 shares authorized; 1,000 Series B shares issued and outstanding, liquidation value of $25,000	23,804	23,804
Common Shares of Beneficial Interest, par value $.01, 30,000 shares authorized; 16,821 and 16,795 issued and outstanding, respectively	168	167
Additional paid-in capital	342,578	342,127
Accumulated other comprehensive loss	(1,370)	(1,098)
Cumulative distributions in excess of net income	(72,356)	(69,306)

Total Shareholders’ Equity	292,824	295,694

Total Liabilities and Shareholders’ Equity	$857,591	$826,979

See notes to consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	For the Three
	Months Ended
	March 31,

	2004	2003

Revenues
Minimum rents	$21,306	$17,364
Percentage rents	450	641
Recoveries from tenants	8,726	7,674
Fees and management income	467	208
Other income	224	479

Total revenues	31,173	26,366

Expenses
Real estate taxes	3,871	3,281
Recoverable operating expenses	5,114	4,275
Depreciation and amortization	6,369	5,085
Other operating	358	383
General and administrative	2,376	2,221
Interest expense	7,755	7,340

Total expenses	25,843	22,585

Operating income	5,330	3,781
Earnings from unconsolidated entities	69	82

Income from continuing operations before minority interest	5,399	3,863
Minority interest	(805)	(776)

Income from continuing operations	4,594	3,087
Income from discontinued operations, net of minority interest	15	64

Net income	4,609	3,151
Preferred stock dividends	(594)	(594)

Net income available to common shareholders	$4,015	$2,557

Basic earnings per share:
Income from continuing operations	$0.24	$0.20
Income from discontinued operations	—	0.01

Net income available to common shareholders	$0.24	$0.21

Diluted earnings per share:
Income from continuing operations	$0.24	$0.20
Income from discontinued operations	—	0.01

Net income available to common shareholders	$0.24	$0.21

Basic weighted average shares outstanding	16,798	12,277

Diluted weighted average shares outstanding	17,030	12,410

Comprehensive Income
Net Income	$4,609	$3,151
Other comprehensive (loss) income:
Unrealized (losses) gains on interest rate swaps	(272)	661

Comprehensive income	$4,337	$3,812

See notes to consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

				Accumulated
		Common	Additional	Other	Cumulative	Total
	Preferred	Stock Par	Paid-In	Comprehensive	Earnings/	Shareholders’
	Stock	Value	Capital	Loss	Distributions	Equity

Balance, January 1, 2004	$23,804	$167	$342,127	$(1,098)	$(69,306)	$295,694
Cash distributions declared					(7,065)	(7,065)
Preferred shares dividends declared					(594)	(594)
Stock options exercised		1	451			452
Net income and comprehensive loss				(272)	4,609	4,337

Balance, March 31, 2004	$23,804	$168	$342,578	$(1,370)	$(72,356)	$292,824

See notes to consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Three Months
	Ended March 31,

	2004	2003

Cash Flows from Operating Activities:
Net income	$4,609	$3,151
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,369	5,102
Amortization of deferred financing costs	603	301
Earnings from unconsolidated entities	(69)	(82)
Minority interest, continuing operations	805	776
Minority interest, discontinued operations	2	16
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	3,727	(2,014)
Other assets	(2,759)	1,656
Accounts payable and accrued expenses	(4,093)	(1,637)

Net Cash Flows From Operating Activities	9,194	7,269

Cash Flows from Investing Activities:
Capital expenditures and acquisitions	(21,797)	(17,285)
Investment in unconsolidated entities	(50)	—
Distributions received from unconsolidated entities	324	13

Net Cash Flows From Investing Activities	(21,523)	(17,272)

Cash Flows from Financing Activities:
Cash distributions to shareholders	(9,255)	(5,153)
Cash distributions to operating partnership unit holders	(1,230)	(1,231)
Cash dividends paid on preferred shares	(594)	—
Repayment of unsecured term loan	(7,250)	(2,998)
Principal repayments on mortgages payable	(1,987)	(8,093)
Repayment of Credit Facility	—	(6,098)
Payment of deferred financing costs	(178)	(127)
Borrowings on Credit Facility	19,050	8,098
Borrowings on unsecured term loan	7,250	24,748
Proceeds from exercise of stock options	452	565

Net Cash Flows From Financing Activities	6,258	9,711

Net Decrease in Cash and Cash Equivalents	(6,071)	(292)
Cash and Cash Equivalents, Beginning of Period	19,883	9,974

Cash and Cash Equivalents, End of Period	$13,812	$9,682

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest during the period	$8,339	$7,305

Supplemental Disclosures of Noncash Items:
Assumed debt of acquired property	$23,122	$—
Increase in note receivable from joint venture	2,554	—
(Decrease) Increase in fair value of interest rate swaps	(272)	661

See notes to consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

1.     Basis of Presentation

      The accompanying interim financial statements and related notes of Ramco-Gershenson Properties Trust (the “Company”) are unaudited; however, they have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting, the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules. The unaudited interim financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial statements for the interim periods have been made. The results for interim periods are not necessarily indicative of the results for a full year.

      Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 presentation.

2.     Recent Accounting Pronouncements

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

      In December 2003, the FASB issued FIN 46-Revised (“FIN 46-R”) which clarified and replaced FIN 46. FIN 46-R again deferred the adoption of its provisions until periods ending after March 15, 2004. The adoption of FIN 46-R on March 31, 2004, had no impact on our consolidated financial statements.

3.     Accounts Receivable — Net

      Accounts receivable at March 31, 2004 and December 31, 2003 include $5,180 due from Atlantic Realty Trust (“Atlantic”) for tax deficiencies and interest related to the Internal Revenue Service (“IRS”) examination of our taxable years ended December 31, 1991 through 1995. Under terms of the Tax Agreement, Atlantic assumed all of our liability for tax and interest arising out of the IRS examination. See Note 10.

      Accounts receivable include $12,505 and $11,857 of unbilled straight-line rent receivables at March 31, 2004 and December 31, 2003, respectively.

      We provide for bad debt expense based upon the reserve method of accounting. We continuously monitor the collectibility of our accounts receivable (billed, unbilled and straight-line) from specific tenants, analyze historical bad debts, customer credit worthiness, current economic trends and changes in tenant payment terms when evaluating the adequacy of the allowance for bad debts. When tenants are in bankruptcy, we make estimates of the expected recovery of pre-petition and post-petition claims. The ultimate resolution of these claims can exceed one year. Accounts receivable in the accompanying balance sheet is shown net of an allowance for doubtful accounts of $885 and $873 at March 31, 2004 and December 31, 2003, respectively.

4.	Investment in Real Estate

      Investment in real estate consists of the following:

	March 31, 2004	December 31, 2003

Land	$110,201	$108,170
Buildings and improvements	739,436	702,501
Construction in progress	22,024	20,122

	871,661	830,793
Less: accumulated depreciation	(99,092)	(94,040)

Investment in real estate — net	$772,569	$736,753

      Depreciation expense for the three months ended March 31, 2004 and the year ended December 31, 2003 were $5,101 and $18,048 respectively.

5.	Property Acquisitions and Dispositions

      In January 2004, we purchased Merchants’ Square shopping center located in Carmel, Indiana. The cost of this property was approximately $37,300, which includes the assumption of fixed rate debt in the amount of $23,122 with an interest rate of 7.1%. The purchase price was allocated to the assets acquired, including intangible assets, and liabilities assumed, based on their fair market value. We are in the process of gathering certain information to finalize the purchase price allocation.

      In December 2003, we sold Ferndale Plaza shopping center and included its operations in income from discontinued operations in the Consolidated Statement of Income for the three months ended March 31, 2004 and 2003. During 2004, we recognized $15 of percentage rent revenues, net of minority interest.

6.	Investment in Unconsolidated Joint Venture

      In March 2004, we formed Beacon Square Development LLC (“Beacon Square”)and invested $50 for a 10% interest in Beacon Square and an unrelated party contributed capital of $450 for a 90% interest. We received from the joint venture a note receivable in the amount of $2,554, which bears interest at 11%, for advances paid by us on behalf of Beacon Square for the acquisition of land and construction in progress related to the construction of Beacon Square shopping center located in Grand Haven, Michigan.

      Under terms of an agreement with Beacon Square, we are responsible for the predevelopment, construction, leasing and management of the project, for which we earned a predevelopment fee of $125 and management fees of $169 as of March 31, 2004.

      The joint venture agreement includes a provision whereby we have the right, but not the obligation, to purchase the property during a two year period, commencing March 30, 2005. In the event that we do not exercise the purchases option, we are obligated to pay $45 to the unrelated joint venture partner.

7.     Other Assets

      Other assets consist of the following:

	March 31, 2004	December 31, 2003

Leasing costs	$22,754	$21,949
Prepaid expenses and other	14,733	13,529
Deferred financing costs	10,230	10,052
Intangible assets	4,578	3,015

	52,295	48,545
Less: accumulated amortization	(22,616)	(21,348)

	29,679	27,197
Proposed development and acquisition costs	3,240	3,477

Other assets, net	$32,919	$30,674

      Amortization expense for the three months ended March 31, 2004 and the year ended December 31, 2003 were $1,268 and $4,928, respectively.

8.     Mortgages and Notes Payable

      Mortgages and notes payable consist of the following:

	March 31, 2004	December 31, 2003

Fixed rate mortgages with interest rates ranging from 4.76% to 8.81%, due at various dates through 2018	$352,001	$330,776
Floating rate mortgages at 75% of the rate of long-term Capital A rated utility bonds, due January 1, 2010, plus supplemental interest to equal LIBOR plus 200 basis points, if applicable. The effective rate at March 31, 2004 was 4.21% and at December 31, 2003 was 4.38%	5,740	5,830
Floating rate mortgage, with an interest rate at prime or LIBOR plus 200 basis points, due September 2005. The effective rate at March 31, 2004 was 3.33% and at December 31, 2003 was 3.14%	21,000	21,000
Construction loan financing, with an interest rate at LIBOR plus 175 basis points, due May 2004. The effective rate at March 31, 2004 was 2.88% and at December 31, 2003 was 4.95%. Maximum borrowings of $27,000	21,752	21,752
Unsecured Revolving Credit Facility, with an interest rate at LIBOR plus 325 to 375 basis points over LIBOR, due December 2005, maximum borrowings of $40,000, zero balance outstanding	—	—
Secured Revolving Credit Facility, with an interest rate at LIBOR plus 150 to 200 basis points, due December 2005, maximum available borrowings of $125,000. The effective rate at March 31, 2004 was 4.15% and at December 31, 2003 was 4.98%	94,050	75,000

	$494,543	$454,358

      The mortgage notes and construction loans are secured by mortgages on properties that have an approximate net book value of $596,879 as of March 31, 2004. The Secured Revolving Credit Facility is

secured by mortgages on various properties that have an approximate net book value of $150,787 as of March 31, 2004.

      Borrowings under the $125,000 Secured Revolving Credit Facility bear interest between 150 and 200 basis points over LIBOR depending on certain ratios. Using 175 basis points over LIBOR at March 31, 2004, the effective interest rate was 4.2%, including interest rate swap agreements. At our option, through June 2004, we can increase the available amount of borrowings from $125,000 to $150,000.

      Borrowing under the Unsecured Revolving Credit Facility bears interest between 325 and 375 basis points over LIBOR depending on certain debt ratios. At our option, through June 2004, we can increase the available amount of borrowings by $10,000 to $50,000.

      During April 2004, we repaid $14,852 of the construction loan due May 2004 with proceeds from a new fixed rate mortgage loan we entered into subsequent to March 31, 2004 (see Note 11). At our option, we have the ability to extend the maturity date for the remaining $6,900 construction loan for an additional 30 months.

      At March 31, 2004, outstanding letters of credit issued under the Secured Revolving Credit Facility, not reflected in the accompanying consolidated balance sheet, total approximately $1,976. At March 31, 2004, we also had other letters of credit outstanding of approximately $1,247. At March 31, 2004, we had no outstanding borrowings under any of our letters of credit.

      The Secured Revolving Credit Facility and the Unsecured Revolving Credit Facility contain financial covenants relating to loan to asset value, minimum operating coverage ratios, and a minimum equity value. As of March 31, 2004, we were in compliance with the covenant terms.

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

      The following table presents scheduled principal payments on mortgages and notes payable as of March 31, 2004:

Year Ended December 31,

2004 (April 1 — December 31)	$39,513
2005	111,227
2006	104,425
2007	60,996
2008	18,187
Thereafter	160,195

Total	$494,543

9.     Leases

      Approximate future minimum rentals under noncancelable operating leases in effect at March 31, 2004, assuming no new or renegotiated leases nor option extensions on lease agreements, are as follows:

Year Ended December 31,

2004 (April 1 — December 31)	$61,954
2005	76,797
2006	69,450
2007	61,727
2008	52,790
Thereafter	325,091

Total	$647,809

      We lease office space for our corporate headquarters under an operating lease that expires on June 30, 2004. We anticipate that we will relocate our corporate offices during the third quarter of 2004 and have entered into a new ten year lease agreement that becomes effective July 1, 2004. Under terms of the agreement, our annual straight-line rent expense will be approximately $750, an increase of $387 over the existing operating lease.

10.     Commitments and Contingencies

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

      In the notes to the consolidated financial statements of Atlantic’s most recent annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2003, Atlantic has disclosed its liability under the Tax Agreement for the tax deficiencies and deficiency dividend (and interest on the tax deficiencies and deficiency dividend) reflected in the Closing Agreement. As discussed above, on January 21, 2004, Atlantic reimbursed us $2,200 in recognition of our payment of the deficiency dividend. We expect to be reimbursed by Atlantic for the tax assessment and related interest pursuant to the Tax Agreement, but there can be no assurance that we will receive payment from Atlantic. We believe, but can provide no assurance, that Atlantic currently has sufficient assets to reimburse us for our payment of $5,180 in tax deficiencies and interest. According to the annual report on Form 10-K filed by Atlantic for its year ended December 31, 2003, Atlantic had net assets of approximately $55.1 million (as determined pursuant to the liquidation basis of accounting).

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

      Construction Costs — In connection with the development and expansion of various shopping centers as of March 31, 2004, we have entered into agreements for construction costs of approximately $3,450.

11.     Subsequent Event

      In April 2004, we entered into two fixed rate mortgage loans amounting to $34,700, secured by two properties. These mortgage notes payable bear interest at 5.4% and are due May 2014. The new debt replaces $20,145 of existing variable rate loans, with a weighted-average interest rate of 3.2% at March 31, 2004.

Item 2 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements, including the respective notes thereto which are included in this Form 10-Q.

Liquidity and Capital Resources

      The principal uses of our liquidity and capital resources are for operations, acquisitions, development, redevelopment, including expansion and renovation programs, and debt repayment, as well as dividend payments in accordance with real estate investment trust (“REIT”) requirements. We anticipate that cash on hand, borrowings under our existing credit facilities, as well as other debt and additional equity offerings, will provide the necessary capital to achieve continued growth.

      We generated $9.2 million in cash flows from operating activities and $6.3 million from financing activities for the three months ended March 31, 2004. The acquisition of Merchants’ Square shopping center used $14.2 million during the quarter. Borrowings under our Secured Credit Facility provided $19.1 million. During the three months ended March 31, 2004, we repaid $2.0 million of mortgage obligations and paid $11.1 million for cash distributions to shareholders and holders of operating partnership units.

      At March 31, 2004, our market capitalization amounted to $1.1 billion. Market capitalization consisted of $494.5 million of debt, $28.5 million of Series B Preferred Shares, and $557.0 million of Common Shares and Operating Partnership Units at market value. Our debt to total market capitalization was 45.8% at March 31, 2004, as compared to 43.7% at December 31, 2003. Our outstanding debt at March 31, 2004, had a weighted average interest rate of 6.3%, and consisted of $427.0 million of fixed rate debt and $67.5 million of variable rate debt.

      Our $125.0 million secured revolving credit facility bears interest between 150 and 200 basis points over LIBOR depending on certain of our leverage ratios. Using 175 basis points over LIBOR at March 31, 2004, the effective interest resulted was 4.2%, including interest rate swap agreements. At our option, through June 2004, we can increase the available amount of borrowings from $125.0 million to $150.0 million, upon payment of a fee to the lenders and provided that we are not in default.

      Our unsecured revolving credit facility bears interest between 325 and 375 basis points over LIBOR depending on certain debt ratios. The credit facility is due December 2005. At our option through June 2004, we can increase the available amount of borrowings by $10.0 million to $50.0 million, upon payment of a fee to the lenders and provided that we are not in default.

      During April 2004, we repaid $14.9 million of the construction loan due May 2004 with proceeds from a new fixed rate mortgage loan we entered into subsequent to March 31, 2004 (see Note 11). At our option, we have the ability to extend the maturity date for the remaining $6.9 million construction loan for an additional 30 months.

      Outstanding letters of credit issued under the Secured Revolving Credit Facility, not reflected in the accompanying consolidated balance sheet, total approximately $2.0 million. At March 31, 2004, we also had other letters of credit outstanding of approximating $1.2 million.

      Under terms of various debt agreements, we are required to maintain interest rate swap agreements to reduce the impact of changes in interest rate on our floating rate debt. We have interest rate swap agreements with an aggregate notional amount of $75.0 million at March 31, 2004. Based on rates in effect at March 31, 2004, the agreements for notional amounts aggregating $75.0 million provide for fixed rates ranging from 4.4% to 4.7% and expire at various dates through December 2005. We are exposed to credit loss in the event of non-performance by the counter party to the interest rate swap agreements, however we do not anticipate non-performance by the counter party.

      After taking into account the impact of converting our variable rate debt into fixed rate debt by use of the interest rate swap agreements, at March 31, 2004, our variable rate debt accounted for approximately

$67.5 million of outstanding debt with a weighted average interest rate of 3.1%. Variable rate debt accounted for approximately 13.7% of our total debt and 6.3% of our total capitalization.

      The properties in which Ramco-Gershenson Properties, L.P. (the “Operating Partnership”), owns an interest and which are accounted for on the equity method of accounting are subject to non-recourse mortgage indebtedness. At March 31, 2004, our pro rata share of non-recourse mortgage debt on the unconsolidated properties (accounted for on the equity method) was $21.6 million with a weighted average interest rate of 6.1%.

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

Capitalization

      Our capital structure at March 31, 2004, includes property specific mortgages, an Unsecured Revolving Credit Facility, the Secured Revolving Credit Facility, our Series B Preferred Shares, our Common Shares and the minority interest in the Operating Partnership. At March 31, 2004, the minority interest in the Operating Partnership represented a 14.8% ownership in the Operating Partnership which, may under certain conditions, be exchanged for an aggregate of 2,929,000 Common Shares.

      As of March 31, 2004, the units in the Operating Partnership Units (“OP Units”) were exchangeable for Common Shares of the Company on a one-for-one basis. We, as sole general partner of the Operating Partnership, have the option, but not the obligation, to settle exchanged OP Units in cash based on the current trading price of our Common Shares. Assuming the exchange of all limited partnership interests in the Operating Partnership, there would have been 19,750,103 of our common shares outstanding at March 31, 2004, with a market value of approximately $557.0 million (based on the closing price of $28.20 per share on March 31, 2004).

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

      We anticipate that the combination of the availability under the two Credit Facilities, possible equity offerings, the sale of existing properties, and potential new debt will satisfy our expected working capital requirements through at least the next 12 months. We anticipate adequate liquidity for the foreseeable future to fund future developments, expansions, repositioning, and to continue currently planned capital programs, and to make distributions to our shareholders in accordance with the Code’s requirements applicable to REITs. Although we believe that the combination of factors discussed above will provide sufficient liquidity, no such assurance can be given.

Comparison of Three Months Ended March 31, 2004 to Three Months Ended March 31, 2003

      We made six acquisitions during 2003 and one acquisition in January 2004. These seven properties are included as “Acquisitions” in the following discussion.

      Total revenues for the three months ended March 31, 2004, were $31.2 million, a $4.8 million increase over the comparable period in 2003. Minimum rents increased $3.9 million, to $21.3 million for the three months ended March 31, 2004 when compared to the same period in 2003. Acquisitions contributed $3.3 million of the increase in minimum rents for the three months ended March 31, 2004.

      Recoveries from tenants increased $1.0 million, or 13.0%, to $8.7 million as compared to $7.7 million for the same three months in 2003. The increase was substantially the result of Acquisitions made during 2003 and 2004. The overall recovery ratio was 97.1% for the three months ended March 31, 2004, compared to 101.6% for the three months ended March 31, 2003. We expect the recovery ratio to be between 95.0% and 98.5% for the twelve months ended December 31, 2004, compared to 93.1% for 2003. The forecasted increase is primarily related to the estimated completion of various redevelopment projects during 2004.

      Percentage rents decreased $191,000, from $641,000 for the three months ended March 31, 2003, to $450,000 for same quarter in 2004. Upon lease renewal, we have converted percentage rents for several anchor tenants to fixed minimum rent.

      Fees and management income were $259,000 higher in 2004 when compared to the three months ended March 31, 2003. The increase is primarily due to predevelopment, construction management, and leasing fees earned from our joint venture, Beacon Square Development, LLC. Other income decreased $255,000 to $224,000 for the three months ended March 31, 2004, and the decrease was primarily attributable to lower termination fees earned during the three months ended March 31, 2004, compared to the same period in 2003.

      Total expenses for the three months ended March 31, 2004, increased $3.2 million, or 14.2%, to $25.8 million as compared to $22.6 million for the three months ended March 31, 2003. The increase was due to $1.4 million increase in total recoverable expenses, including recoverable operating expenses and real estate taxes, $1.3 million increase in depreciation expense, a $415,000 increase in interest expense, a $155,000 increase in general and administrative expenses and a $25,000 decrease in other operating expenses. Acquisitions accounted for $3.4 million of the increase in total expenses.

      Total recoverable expenses, including real estate taxes, increased by $1.4 million, to $9.0 million as compared to $7.6 million for the three months ended March 31, 2003. The increase is attributable primarily to shopping center Acquisitions made in 2003 and 2004.

      Depreciation and amortization expense increased $1.3 million, or 25.3%, to $6.4 million for the three months ended March 31, 2004. Depreciation expense related to Acquisitions made in 2003 and 2004 contributed $922,000 of the increase. The balance of the increase is primarily attributable to redevelopment projects completed during 2003.

      Other operating expenses decreased $25,000 to $358,000 for the three months ended March 31, 2004, from $383,000 for the same period in 2003. Legal expenses related to tenant bankruptcies decreased $57,000 for the three months ended March 31, 2004, when compared to the three months ended March 31, 2003. Acquisitions increased other operating expenses by $32,000.

      General and administrative expenses increased $155,000 to $2.4 million, as compared to $2.2 million for the three months ended March 31, 2003. The increase is principally attributable to state and local taxes, as well as increased salaries and fringe benefits expenses during the three months ended March 31, 2004, when compared to the same period in 2003.

      Interest expense increased $415,000, from $7.3 million for the three months ended March 31, 2003,to $7.8 million during the first quarter of 2004. Higher average loan balances during the three months ended March 31, 2004, contributed $757,000 of the increase. Lower interest rates during the during the three months ended March 31, 2004 decreased interest expense by $207,000 for the three months ended March 31, 2004, when compared to the same period in 2003. Capitalized interest, related to redevelopment projects, amounted to $231,000 for the three months ended March 31, 2004, as compared to $48,000 for the same period in 2003.

      The increase in minority interest is principally the result of higher income before minority interest for the three months ended March 31, 2004, when compared to same period in 2003.

      In December 2003, we sold Ferndale Plaza shopping center and we have included its operations in income from discontinued operations in the Consolidated Statement of Income for the three months ended

March 31, 2004 and 2003. During 2004, we recognized $15,000 of percentage rent revenues, net of minority interest, from a tenant located at this shopping center.

Economic Conditions

      Substantially all of the leases at our properties provide for tenants to pay their pro rata share of operating expenses, including common area maintenance and real estate taxes, thereby reducing our exposure to increases in operating expenses resulting from inflation. Many of the tenants” leases contain provisions designed to lessen the impact of inflation. Such provisions include the ability to receive percentage rentals based on a tenant’s gross sales, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. In addition, many of the leases are for terms of less than ten years, which may enable us to replace existing leases with new leases at a higher base and/or percentage rentals if rents of the existing leases are below the then existing market rate.

      The retail industry has experienced some financial difficulties during the past few years and certain local, regional and national retailers have filed for protection under bankruptcy laws. If this trend should continue, our future earnings performance could be negatively impacted.

Sensitivity Analysis

      We are exposed to interest rate risk on our variable rate debt obligations. We are not subject to any foreign currency exchange rate risk or commodity price risk, or other material rate or price risks. Based on our debt and interest rates and the interest rate swap agreements in effect at March 31, 2004, a 100 basis point change in interest rates would affect our annual earnings and cash flows by approximately $675,000.

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

      The following table illustrates the calculation of FFO (in thousands):

	Three Months Ended
	March 31,

	2004	2003

Net income available to common shareholders	$4,015	$2,557
Add:
Depreciation and amortization expense	6,400	5,098
Minority interest in partnership:
Continuing operations	805	776
Discontinued operations	2	16

Funds from Operations — basic and diluted	$11,222	$8,447

Weighted average equivalent shares outstanding(2)
Basic	19,727	15,208

Diluted	19,959	15,341

Supplemental disclosure:
Straight-line rental income	$648	$606

(1)	Series B preferred shares are not convertible into common shares. Therefore they are excluded from the calculation.

(2)	Basic weighted average shares outstanding represents the weighted average total shares outstanding, which includes common shares and assumes the redemption of all Operating Partnership Units for common shares. Diluted weighted average shares outstanding represents the basic weighted average common shares outstanding and the dilutive impact of in-the-money stock options.

Capital Expenditures

      During the three months ended March 31, 2004, we spent approximately $2.0 million on revenue-generating capital expenditures including tenant allowances, leasing commissions paid to third-party brokers, legal costs relative to lease documents, and capitalized leasing and construction costs. These types of costs generate a return through rents from tenants over the term of their leases. Revenue-enhancing capital expenditures, including expansions, renovations or repositionings, were approximately $4.7 million. Revenue neutral expenditures, such as roof and parking lot repairs which are anticipated to be recovered from tenants, amounted to approximately $310,000.

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

PART II — OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.	Description

10.61	First Modification Agreement dated January 15, 2004, between Ben Mar, LLC, the old borrower, Ramco-Merchants Square LLC, the new borrower and Teachers Insurance and Annuity Association of America the lender.
10.62	Guaranty agreement dated January 15, 2004 between Ramco-Gershenson Properties, L.P., the Guarantor, and Teachers Insurance and Annuity Association of America, the Lender, in connection with the modification agreement dated January 15, 2004.
10.63	First Amendment to Employment Agreement, dated April 24, 2003 between Ramco-Gershenson Properties Trust and Bruce Gershenson.
Ex-31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Ex-31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Ex-32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

      Not applicable.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

RAMCO-GERSHENSON PROPERTIES TRUST

By:	/s/ DENNIS GERSHENSON

Dennis Gershenson
Chief Executive Officer

Date: May 3, 2004

By:	/s/ RICHARD J. SMITH

Richard J. Smith
Chief Financial Officer
(Principal Accounting Officer)

Date: May 3, 2004

EXHIBIT INDEX

Exhibit No.	Description

10.61	First Modification Agreement dated January 15, 2004, between Ben Mar, LLC, the old borrower, Ramco-Merchants Square LLC, the new borrower and Teachers Insurance and Annuity Association of America the lender.
10.62	Guaranty agreement dated January 15, 2004 between Ramco-Gershenson Properties, L.P., the Guarantor, and Teachers Insurance and Annuity Association of America, the Lender, in connection with the modification agreement dated January 15, 2004.
10.63	First Amendment to Employment Agreement, dated April 24, 2003 between Ramco-Gershenson Properties Trust and Bruce Gershenson.
Ex-31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Ex-31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Ex-32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.