Form 10-K/A
period 2003-12-31
RAMCO GERSHENSON PROPERTIES TRUST
filed 2004-05-26
CIK 842183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
________________

Form 10-K/A

Amendment No.1

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☑ No☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

     Indicate by check mark whether the registrant is an accelerated filer ( as defined in Rule 12b-2 of the Act). Yes☑ No☐

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

Securities Registered Pursuant to Section 12 (g) of the Act: None
Explanatory Note
SIGNATURES
EXHIBIT INDEX
Computation of Ratio of Earnings
Section 302 Certification of CEO
Section 302 Certification of CFO
Section 906 Certification
Section 906 Certification

Explanatory Note

     This Amendment No.1 to the registrant’s annual report on Form 10-K for the year ended December 31, 2003 is being filed pursuant to Rule 12b-15 for the sole purpose of correcting Exhibit 12.1, Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends. As originally filed, the ratios reflected in Exhibit 12.1 included income from discontinued operations in Income before Minority Interests and gain on sale of real estate related to discontinued operations. Accordingly, Exhibit 12.1 is restated in its entirety to exclude discontinued operations. All information in this Amendment No.1 is as of December 31, 2003 and does not reflect any subsequent information or events other than the changes referred to above.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ramco-Gershenson Properties Trust

Dated: May 24, 2004	By: /s/ Richard J. Smith

Richard J. Smith,
Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
EX-12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

EX-31.1	Certification of Chief Executive Officer pursuant to Section 302

EX-31.2	Certification of Chief Financial Officer pursuant to Section 302

EX-32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002