Form 10-Q
period 2004-06-30
RAMCO GERSHENSON PROPERTIES TRUST
filed 2004-08-06
CIK 842183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

          Number of common shares of beneficial interest ($.01 par value) of the Registrant outstanding as of June 30, 2004: 16,821,841

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

INDEX

		Page No.

PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Consolidated Balance Sheets — June 30, 2004 and December 31, 2003	2
	Consolidated Statements of Income and Comprehensive Income — Three Months and Six Months Ended June 30, 2004 and 2003	3
	Consolidated Statement of Shareholders’ Equity — Six Months Ended June 30, 2004	4
	Consolidated Statements of Cash Flows — Six Months Ended June 30, 2004 and 2003	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 4.	Controls and Procedures	20
PART II — OTHER INFORMATION
Item 4.	Submission of Matters to a Vote of Security Holders	22
Item 6.	Exhibits and Reports on Form 8-K	22
First Amendment to Employment Agreement
Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture
Fixed Rate Note Dated April 14, 2004
Mortgage Dated April 14, 2004
Fixed Rate Note Dated April 14, 2004
302 Certification of Chief Executive Officer
302 Certification of Chief Financial Officer
906 Certification of Chief Executive Officer and Chief Financial Officer

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

RAMCO-GERSHENSON PROPERTIES TRUST

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	June 30,	December 31,
	2004	2003

Assets
Investment in real estate, net	$775,419	$736,753
Cash and cash equivalents	41,651	19,883
Accounts receivable, net	30,220	30,578
Equity investments in unconsolidated entities	7,502	9,091
Other assets, net	36,864	30,674

Total Assets	$891,656	$826,979

Liabilities and Shareholders’ Equity
Mortgages and notes payable	$475,988	$454,358
Distributions payable	9,188	10,486
Accounts payable and accrued expenses	26,319	23,463

Total Liabilities	511,495	488,307

Minority Interest	42,404	42,978
Shareholders’ Equity
Preferred Shares of Beneficial Interest, par value $.01, 10,000 shares authorized:
9.5% Series B Cumulative Redeemable Preferred Shares; 1,000 issued and outstanding, liquidation value of $25,000	23,804	23,804
7.95% Series C Cumulative Convertible Preferred Shares; 1,755 issued and outstanding in 2004, none in 2003, liquidation value of $50,018	48,017	—
Common Shares of Beneficial Interest, par value $.01, 30,000 shares authorized; 16,822 and 16,795 issued and outstanding, respectively	168	167
Additional paid-in capital	342,595	342,127
Accumulated other comprehensive loss	(8)	(1,098)
Cumulative distributions in excess of net income	(76,819)	(69,306)

Total Shareholders’ Equity	337,757	295,694

Total Liabilities and Shareholders’ Equity	$891,656	$826,979

See notes to consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003

Revenues
Minimum rents	$21,837	$17,756	$43,143	$35,120
Percentage rents	33	115	483	756
Recoveries from tenants	7,734	6,652	16,460	14,326
Fees and management income	146	466	613	674
Other income	512	239	736	718

Total revenues	30,262	25,228	61,435	51,594

Expenses
Real estate taxes	3,968	3,384	7,839	6,665
Recoverable operating expenses	4,200	3,934	9,314	8,209
Depreciation and amortization	6,521	5,579	12,890	10,664
Other operating	406	3,271	764	3,654
General and administrative	2,736	2,155	5,112	4,376
Interest expense	8,041	7,118	15,796	14,458

Total expenses	25,872	25,441	51,715	48,026

Operating income (loss)	4,390	(213)	9,720	3,568
Earnings from unconsolidated entities	18	58	87	140

Income (Loss) from continuing operations before loss on sale of real estate and minority interest	4,408	(155)	9,807	3,708
Loss on sale of real estate, net	(284)	(527)	(284)	(527)
Minority interest	(630)	111	(1,435)	(665)

Income (Loss) from continuing operations	3,494	(571)	8,088	2,516
Income from discontinued operations, net of minority interest	—	53	15	117

Net income (loss)	3,494	(518)	8,103	2,633
Preferred stock dividends	(892)	(594)	(1,486)	(1,188)

Net income (loss) available to common shareholders	$2,602	$(1,112)	$6,617	$1,445

Basic earnings per share:
Income (loss) from continuing operations	$0.15	$(0.09)	$0.39	$0.11
Income from discontinued operations	—	—	—	0.01

Net income (loss) available to common shareholders	$0.15	$(0.09)	$0.39	$0.12

Diluted earnings per share:
Income (loss) from continuing operations	$0.15	$(0.09)	$0.39	$0.10
Income from discontinued operations	—	—	—	0.01

Net income (loss) available to common shareholders	$0.15	$(0.09)	$0.39	$0.11

Basic weighted average shares outstanding	16,821	12,709	16,810	12,494

Diluted weighted average shares outstanding	16,999	12,889	17,016	12,655

Comprehensive Income
Net income (loss)	$3,494	$(518)	$8,103	$2,633
Other comprehensive income :
Unrealized gains (losses) on interest rate swaps	1,362	(626)	1,090	35

Comprehensive income (loss)	$4,856	$(1,144)	$9,193	$2,668

See notes to consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

				Accumulated
		Common	Additional	Other	Cumulative	Total
	Preferred	Stock Par	Paid-In	Comprehensive	Earnings/	Shareholders’
	Stock	Value	Capital	Loss	Distributions	Equity

Balance, January 1, 2004	$23,804	$167	$342,127	$(1,098)	$(69,306)	$295,694
Cash distributions declared					(14,130)	(14,130)
Preferred shares dividends declared					(1,486)	(1,486)
Stock options exercised		1	468			469
Issuance of Series C Preferred Shares	48,017					48,017
Net income and comprehensive income				1,090	8,103	9,193

Balance, June 30, 2004	$71,821	$168	$342,595	$(8)	$(76,819)	$337,757

See notes to consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six Months
	Ended June 30,

	2004	2003

Cash Flows from Operating Activities:
Net income	$8,103	$2,633
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,890	10,698
Amortization of deferred financing costs	1,036	617
Write-off of straight line rent receivable	—	2,982
Loss on sale of real estate	284	527
Earnings from unconsolidated entities	(87)	(140)
Minority interest, continuing operations	1,435	691
Minority interest, discontinued operations	2	—
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(529)	(3,162)
Other assets	(4,901)	69
Accounts payable and accrued expenses	3,437	(1,867)

Net Cash Flows Provided by Operating Activities	21,670	13,048

Cash Flows from Investing Activities:
Real estate developed or acquired, net of liabilities assumed	(29,803)	(34,286)
Investment in unconsolidated entities	(50)	(936)
Proceeds from sales of real estate	12,686	8,500
Distributions received from unconsolidated entities	323	31

Net Cash Flows Used in Investing Activities	(16,844)	(26,691)

Cash Flows from Financing Activities:
Cash distributions to shareholders	(14,119)	(10,318)
Cash distributions to operating partnership unit holders	(2,460)	(2,461)
Cash dividends paid on preferred shares	(1,188)	(594)
Repayment of unsecured revolving credit facility	(7,250)	(31,300)
Principal repayments on mortgages payable	(46,662)	(21,451)
Repayment of Credit Facility	(19,050)	(24,098)
Payment of deferred financing costs	(1,815)	(478)
Net proceeds from issuance of common shares	—	50,695
Net proceeds from issuance of preferred shares	48,017	—
Proceeds from mortgages payable	34,700	17,038
Borrowings on Credit Facility	19,050	8,098
Borrowings on unsecured revolving credit facility	7,250	31,300
Proceeds from exercise of stock options	469	815

Net Cash Flows Provided by Financing Activities	16,942	17,246

Net Increase in Cash and Cash Equivalents	21,768	3,603
Cash and Cash Equivalents, Beginning of Period	19,883	9,974

Cash and Cash Equivalents, End of Period	$41,651	$13,577

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest during the period	$16,579	$14,535

Supplemental Disclosures of Noncash Items:
Assumed debt of acquired property	$33,592	$4,161
Increase in note receivable from joint venture	2,554	—
(Decrease) Increase in fair value of interest rate swaps	(1,090)	35

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

2.     Recent Accounting Pronouncements

      Consolidation of Variable Interest Entities — In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” This Interpretation was revised in December 2003. The objective of this Interpretation is to provide guidance on how to identify a variable interest entity (“VIE”) and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the entity’s expected residual returns, if they occur. FIN 46 also requires additional disclosure by primary beneficiaries and other significant variable interest holders. The disclosure provisions of this Interpretation became effective upon issuance in January 2003. The consolidation requirements of this Interpretation applied immediately to VIEs created after January 31, 2003 and no later than the first fiscal year or interim period ending after March 15, 2004 for public companies with non-special purpose entities that were created prior to February 1, 2003. The consolidation requirements of this Interpretation were applicable to special purpose entities no later than the end of the first fiscal year or interim period ending after December 15, 2003.

      We evaluated all of our pre-existing joint venture relationships and determined that either the entities are not VIEs or we concluded that we are not considered to be the primary beneficiary or we do not hold a significant variable interest. In June 2004, we formed Ramco Gaines LLC (“Gaines”) and invested $50 for a 10% interest in Gaines, and an unrelated party contributed $450 for a 90% interest. This entity intends to develop a shopping center located in Gaines Township, Michigan. Gaines has an investment in real estate of approximately $1.6 million, and current liabilities of $1.6 million, as of June 30, 2004. Under the terms of an agreement with Gaines, we are responsible for the predevelopment, construction, leasing and management of the project. We determined that Gaines is a VIE, but we are not the primary beneficiary. However, in accordance with other accounting pronouncements, we consolidated Gaines in our financial statements as of June 30, 2004.

      In March 2004, the Emerging Issues Task Force (“EITF”) reached a final consensus regarding Issue 03-6, “Participating Securities and the Two-Class Method under FAS 128”. The issue addresses a number of questions regarding the computation of earnings per share (“EPS”) by companies that have issued securities other than common stock that participate in dividends and earnings of the issuing entity. Such securities are contractually entitled to receive dividends when and if the entity declares dividends on common stock. The issue also provided further guidance in applying the two-class method of calculating EPS once it is determined that a security is participating. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participating rights in undistributed earnings. This consensus is effective for the period ended June 30, 2004 and should be applied by restating previously reported EPS. Issue 03-6 had no impact on our consolidated financial statements.

3.     Accounts Receivable — Net

      Accounts receivable at June 30, 2004 and December 31, 2003 included $3,390 and $5,180 due from Atlantic Realty Trust (“Atlantic”) for reimbursement of tax deficiencies and interest related to the Internal Revenue Service (“IRS”) examination of our taxable years ended December 31, 1991 through 1995. Under terms of the Tax Agreement, Atlantic assumed all of our liability for tax and interest arising out of the IRS examination. See Note 11.

      Accounts receivable include $11,978 and $11,857 of unbilled straight-line rent receivables at June 30, 2004 and December 31, 2003, respectively.

      We provide for bad debt expense based upon the reserve method of accounting. We continuously monitor the collectibility of our accounts receivable (billed, unbilled and straight-line) from specific tenants, analyze historical bad debts, customer credit worthiness, current economic trends and changes in tenant payment terms when evaluating the adequacy of the allowance for bad debts. When tenants are in bankruptcy, we make estimates of the expected recovery of pre-petition and post-petition claims. The ultimate resolution of these claims can exceed one year. Accounts receivable in the accompanying balance sheet is shown net of an allowance for doubtful accounts of $951 and $873 at June 30, 2004 and December 31, 2003, respectively.

4.     Investment in Real Estate

      Investment in real estate consists of the following:

	June 30, 2004	December 31, 2003

Land	$102,565	$108,170
Buildings and improvements	766,336	702,501
Construction in progress	15,556	20,122

	884,457	830,793
Less: accumulated depreciation	(109,038)	(94,040)

Investment in real estate — net	$775,419	$736,753

      Depreciation expense for the six months ended June 30, 2004 and the year ended December 31, 2003 was $10,324 and $18,048 respectively.

5.     Property Acquisitions and Dispositions

      In January 2004, we purchased Merchants’ Square shopping center located in Carmel, Indiana. The cost of this property was approximately $37,300, which included the assumption of fixed rate debt in the amount of $23,122 with an interest rate of 7.1%. The purchase price has been initially allocated to the assets acquired, including intangible assets, and liabilities assumed, based on their fair market values. We are in the process of gathering certain information to finalize the purchase price allocation.

      In December 2003, we sold Ferndale Plaza shopping center and included its operations in income from discontinued operations in the Consolidated Statements of Income for the three months and six months ended June 30, 2004 and 2003. During 2004, we recognized $15 of percentage rent revenues, net of minority interest.

      During June 2004, we sold land and a building at our Auburn Mile shopping center to an existing tenant. In addition, at our Cox Creek shopping center, we sold a portion of the existing shopping center and land located immediately adjacent to the center in June 2004, to a retailer that will construct its own store. The sale of these parcels resulted in a net loss of $290.

6.     Investment in Unconsolidated Joint Venture

      In March 2004, we formed Beacon Square Development LLC (“Beacon Square”) and invested $50 for a 10% interest in Beacon Square and an unrelated party contributed capital of $450 for a 90% interest. At June 30, 2004, we have a note receivable from the joint venture in the amount of $1,676, which bears interest at 11%, for advances paid by us on behalf of Beacon Square for the acquisition of land and construction in progress related to the development of Beacon Square shopping center located in Grand Haven, Michigan. In June 2004, Beacon Square obtained a construction loan from a financial institution, in an amount not to exceed $6,800, which loan is due in June 2006.

      Under the terms of an agreement with Beacon Square, we are responsible for the predevelopment, construction, leasing and management of the project, for which we earned a predevelopment fee of $125 and management fees of $191 as of June 30, 2004.

      The joint venture agreement includes a provision whereby we have the right, but not the obligation, to purchase the property during a two year period, commencing March 30, 2005. In the event that we do not exercise the purchase option, we are obligated to pay $45 to the unrelated joint venture partner.

      On May 14, 2004, we acquired an additional 27.9% interest in 28th Street Kentwood Associates for $1,300 in cash, increasing our ownership interest in this entity to 77.9%. The share of net income for the period January 1, 2004 through May 13, 2004 which relates to our 50% interest is included in earnings from unconsolidated entities in the Consolidated Statements of Income. The additional investment in 28th Street Kentwood Associates resulted in this entity being fully consolidated as of May 14, 2004.

7.     Other Assets

      Other assets consist of the following:

	June 30, 2004	December 31, 2003

Leasing costs	$24,060	$21,949
Prepaid expenses and other	14,910	13,529
Deferred financing costs	11,867	10,052
Intangible assets	5,644	3,015

	56,481	48,545
Less: accumulated amortization	(23,562)	(21,348)

	32,919	27,197
Proposed development and acquisition costs	3,945	3,477

Other assets — net	$36,864	$30,674

      Amortization expense for the six months ended June 30, 2004 and the year ended December 31, 2003 was $3,602 and $5,919, respectively.

8.     Mortgages and Notes Payable

      Mortgages and notes payable consist of the following:

	June 30, 2004	December 31, 2003

Fixed rate mortgages with interest rates ranging from 4.76% to 8.81%, due at various dates through 2018	$395,338	$330,776
Floating rate mortgages at 75% of the rate of long-term Capital A rated utility bonds, due January 1, 2010, plus supplemental interest to equal LIBOR plus 200 basis points, if applicable. The effective rate at June 30, 2004 was 4.16% and at December 31, 2003 was 4.38%	5,650	5,830
Floating rate mortgage, with an interest rate at prime or LIBOR plus 200 basis points, paid in full in June 2004	—	21,000
Construction loan financing, with an interest rate at LIBOR plus 175 basis points, paid in full in June 2004	—	21,752
Unsecured Revolving Credit Facility, with an interest rate at LIBOR plus 325 to 375 basis points over LIBOR, due December 2005, maximum borrowings of $40,000, zero balance outstanding	—	—
Secured Revolving Credit Facility, with an interest rate at LIBOR plus 150 to 200 basis points, due December 2005, maximum available borrowings of $125,000. The effective rate at June 30, 2004 was 4.48% and at December 31, 2003 was 4.98%	75,000	75,000

	$475,988	$454,358

      The mortgage notes and construction loans are secured by mortgages on properties that have an approximate net book value of $583,499 as of June 30, 2004. The Secured Revolving Credit Facility is secured by mortgages on various properties that have an approximate net book value of $145,168 as of June 30, 2004.

      Borrowings under the $125,000 Secured Revolving Credit Facility bear interest between 150 and 200 basis points over LIBOR depending on certain ratios. Using 175 basis points over LIBOR at June 30, 2004, the effective interest rate was 4.5%, including the impact of interest rate swap agreements.

      Borrowing under the Unsecured Revolving Credit Facility bears interest between 325 and 375 basis points over LIBOR depending on certain debt ratios.

      In April 2004, we entered into two fixed rate mortgage loans amounting to $34,700, secured by two properties. These mortgage notes payable bear interest at 5.4% and are due May 2014. The new debt replaced $20,145 of previously variable rate loans.

      At June 30, 2004, outstanding letters of credit issued under the Secured Revolving Credit Facility, not reflected in the accompanying consolidated balance sheet, total approximately $1,976. At June 30, 2004, we also had other letters of credit outstanding of approximately $1,247. At June 30, 2004, we had no outstanding borrowings under any of our letters of credit.

      The Secured Revolving Credit Facility and the Unsecured Revolving Credit Facility contain financial covenants relating to loan to asset value, minimum operating coverage ratios, and a minimum equity value. As of June 30, 2004, we were in compliance with the covenant terms.

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

      Under terms of various debt agreements, we are required to maintain interest rate swap agreements to reduce the impact of changes in interest rate on our floating rate debt. We have interest rate swap agreements with an aggregate notional amount of $75.0 million at June 30, 2004. Based on rates in effect at June 30, 2004, the agreements for notional amounts aggregating $75.0 million provide for fixed rates ranging from 4.4% to 4.7% and expire at various dates through December 2005. We are exposed to credit loss in the event of non-performance by the counter party to the interest rate swap agreements, however we do not anticipate non-performance by the counter party.

      The following table presents scheduled principal payments on mortgages and notes payable as of June 30, 2004:

Year Ended December 31,

2004 (July 1 — December 31)	$3,741
2005	83,866
2006	105,144
2007	61,755
2008	18,990
Thereafter	202,492

Total	$475,988

9.     Earnings Per Share

      The following table set forth the computation of basic and diluted earnings per share (“EPS”) (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Numerator:
Net Income (Loss)	$3,494	$(518)	$8,103	$2,633
Preferred stock dividends	(892)	(594)	(1,486)	(1,188)

Income (Loss) available to common shareholders for basic and diluted EPS	$2,602	$(1,112)	$6,617	$1,445

Denominator:
Weighted-average common shares for basic EPS	16,821	12,709	16,810	12,494
Effect of dilutive securities:
Options outstanding	178	180	206	161

Weighted-average common shares for diluted EPS	16,999	12,889	17,016	12,655

Basic EPS	$0.15	$(0.09)	$0.39	$0.12

Diluted EPS	$0.15	$(0.09)	$0.39	$0.11

10.     Leases

      Approximate future minimum rentals under noncancelable operating leases in effect at June 30, 2004, assuming no new or renegotiated leases nor option extensions on lease agreements, are as follows:

Year Ended December 31,

2004 (July 1 — December 31)	$42,301
2005	80,301
2006	72,806
2007	64,781
2008	55,337
Thereafter	312,326

Total	$627,852

      We lease office space for our corporate headquarters under an operating lease that expires on August 15, 2004. We anticipate that we will relocate our corporate offices during the third quarter of 2004 and have entered into a new ten year lease agreement that becomes effective August 15, 2004. Under terms of the agreement, our annual straight-line rent expense will be approximately $750, an increase of $387 over the existing operating lease.

11.     Commitments and Contingencies

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

      Pursuant to the terms of the Closing Agreement (i) our “REIT taxable income” was adjusted for each of the taxable years ended December 31, 1991, 1992, and 1993; (ii) our election to be taxed as a REIT was terminated for the taxable year ended December 31, 1994; (iii) we were not permitted to reelect REIT status for the taxable year ended December 31, 1995; (iv) we were permitted to reelect REIT status for taxable years beginning on or after January 1, 1996; (v) our timely filing of IRS Form 1120-REIT for the taxable year ended December 31, 1996 was treated, for all purposes of the Internal Revenue Code (the “Code”), as an election to be taxed as a REIT; (vi) the provisions of the Closing Agreement were expressly contingent upon our payment of “deficiency dividends” (that is, our declaration and payment of a distribution that is permitted to relate back to the year for which the IRS determines a deficiency in order to satisfy the requirement for REIT qualification that we distribute a certain minimum amount of our “REIT taxable income” for such year) in amounts not less than $1,387 and $809 for our 1992 and 1993 taxable years respectively; (vii) we consented to the assessment and collection, by the IRS, of $770 in tax deficiencies; (viii) we consented to the assessment and collection, by the IRS, of interest on such tax deficiencies and deficiency dividends; and (ix) we agreed that no penalties or other “additions to tax” would be asserted with respect to any adjustments to taxable income required pursuant to the Closing Agreement.

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

      In the notes to the consolidated financial statements of Atlantic’s most recent quarterly report on Form 10-Q filed with the Securities and Exchange Commission for the quarter ended March 31, 2004, Atlantic has disclosed its liability under the Tax Agreement for the tax deficiencies, deficiency dividend, and interest reflected in the Closing Agreement. As discussed above, on January 21, 2004, Atlantic reimbursed us $2,200 in recognition of our payment of the deficiency dividend. Atlantic has also paid all other amounts, on behalf of the Company, assessed by the IRS to date. The IRS is currently conducting an examination of us for the taxable years ended December 31, 1996 and 1997, and of one of our subsidiary partnerships for the taxable years ended December 31, 1997, 1998, and 1999 (the “IRS Examination”).

      Certain tax deficiencies, interest, and penalties, which may be assessed against us in connection with the IRS Audit and the IRS Examination, may constitute covered items under the Tax Agreement. We expect to be reimbursed for covered items under the Tax Agreement, but there can be no assurance that we will receive payment from Atlantic or that Atlantic will have sufficient assets to reimburse us for all amounts we must pay to the IRS with respect to such covered items, and we would be required to pay the difference out of our own funds. According to the quarterly report on Form 10-Q filed by Atlantic for its quarter ended March 31, 2004, Atlantic had net assets of approximately $68.9 million (as determined pursuant to the liquidation basis of accounting). The IRS may also assess taxes against us that Atlantic is not required to pay. Accordingly, the ultimate resolution of any tax liabilities arising pursuant to the IRS Audit and the IRS Examination may have a material adverse effect on our financial position, results of operations and cash flows.

      Construction Costs — In connection with the development and expansion of various shopping centers as of June 30, 2004, we have entered into agreements for construction costs of approximately $6,204.

Item 2 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements, including the respective notes thereto which are included in this Form 10-Q.

Overview

      We are a fully integrated, self-administered, publicly-traded real estate investment trust which owns, develops, acquires, manages and leases community shopping centers, single tenant retail properties and one regional mall, in the midwestern, southeastern and mid-Atlantic regions of the United States. At June 30, 2004, our portfolio consists of 65 shopping centers, of which eleven are power centers and two are single tenant properties, as well as one enclosed regional mall, totaling approximately 13.7 million square feet of gross leasable area.

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

      We have followed a disciplined approach to managing our operations by focusing primarily on enhancing the value of our existing portfolio through strategic sales and successful leasing efforts and by improving our capital structure during the last twelve months through the refinancing of a portion of our variable rate debt with long-term fixed rate debt and two public equity offerings. We continue to selectively pursue new acquisitions and development opportunities.

Critical Accounting Policies and Estimates

      Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of the Board of Trustees. Actual results could differ from these estimates under different assumptions or conditions.

      An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that are reasonably likely to occur could materially impact the financial statements. No material changes have occurred during the fiscal quarter ended June 30, 2004, to our critical accounting policies.

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

      We generated $21.7 million in cash flows from operating activities and $16.9 million from financing activities for the six months ended June 30, 2004. Real estate developed or acquired used $29.8 million during 2004. In June 2004, we issued 1,755,000 preferred shares and received net proceeds of $48.0 million. During the six months ended June 30, 2004, we repaid $46.7 million of mortgage obligations and paid $17.8 million in cash distributions to common and preferred shareholders and holders of operating partnership units.

      At June 30, 2004, our market capitalization amounted to $1.0 billion. Market capitalization consisted of $476.0 million of debt, $26.4 million of Series B Preferred Shares, $50.5 million of Series C Preferred Shares, and $478.6 million of Common Shares and Operating Partnership Units at market value. Our debt to total market capitalization was 46.2% at June 30, 2004, as compared to 43.7% at December 31, 2003. Our outstanding debt at June 30, 2004, had a weighted average interest rate of 6.6%, and consisted of $470.3 million of fixed rate debt and $5.7 million of variable rate debt.

      Our $125.0 million secured revolving credit facility bears interest between 150 and 200 basis points over LIBOR depending on certain of our leverage ratios. Using 175 basis points over LIBOR at June 30, 2004, the effective interest rate was 4.5%, including the impact of interest rate swap agreements. The credit facility is due in December 2005.

      Our unsecured revolving credit facility bears interest between 325 and 375 basis points over LIBOR depending on certain debt ratios. The credit facility is due in December 2005.

      In April 2004, we entered into two fixed rate mortgage loans amounting to $34.7 million, secured by two properties. These mortgage notes payable bear interest at 5.4% and are due May 2014. The new debt replaced $20.1 million of previously variable rate loans.

      Outstanding letters of credit issued under our secured revolving credit facility, not reflected in the accompanying consolidated balance sheet, total approximately $2.0 million. At June 30, 2004, we also had other letters of credit outstanding of approximating $1.2 million.

      Under terms of various debt agreements, we are required to maintain interest rate swap agreements to reduce the impact of changes in interest rate on our floating rate debt. We have interest rate swap agreements with an aggregate notional amount of $75.0 million at June 30, 2004. Based on rates in effect at June 30, 2004, the agreements for notional amounts aggregating $75.0 million provide for fixed rates ranging from 4.4% to 4.7% and expire at various dates through December 2005. We are exposed to credit loss in the event of non-performance by the counter party to the interest rate swap agreements, however we do not anticipate non-performance by the counter party.

      After taking into account the impact of converting our variable rate debt into fixed rate debt by use of the interest rate swap agreements, at June 30, 2004, our variable rate debt accounted for approximately $5.7 million of outstanding debt with a weighted average interest rate of 4.2%. Variable rate debt accounted for approximately 1.2% of our total debt and 0.6% of our total capitalization.

      The properties in which Ramco-Gershenson Properties, L.P. (the “Operating Partnership”) owns an interest and which are accounted for on the equity method of accounting are subject to non-recourse mortgage indebtedness. At June 30, 2004, our pro rata share of non-recourse mortgage debt on the unconsolidated properties (accounted for on the equity method) was $16.4 million with a weighted average interest rate of 6.2%. Fixed rate debt amounted to $9.4 million, or 57.1%, of our pro rata share.

      The mortgage loans (other than our secured revolving credit facility) encumbering our properties, including properties held by our unconsolidated joint ventures, are generally non-recourse, subject to certain exceptions for which we would be liable for any resulting losses incurred by the lender. These exceptions vary from loan to loan, but generally include fraud or a material misrepresentation, misstatement or omission by the borrower, intentional or grossly negligent conduct by the borrower that harms the property or results in a loss to the lender, filing of bankruptcy petition by the borrower, either directly or indirectly, and certain environmental liabilities. In addition, upon the occurrence of certain of such events, such as fraud or filing of a bankruptcy petition by the borrower, we would be liable for the entire outstanding balance of the loan, all interest accrued thereon and certain other costs, penalties and expenses.

Capitalization

      Our capital structure at June 30, 2004, includes property-specific mortgages, our unsecured revolving credit facility, our secured revolving credit facility, our Series B Preferred Shares, our Series C Preferred Shares, our Common Shares and the minority interest in the Operating Partnership. At June 30, 2004, the minority interest in the Operating Partnership represented a 14.8% ownership in the Operating Partnership which, may under certain conditions, be exchanged for an aggregate of 2,929,000 Common Shares.

      As of June 30, 2004, the units in our Operating Partnership (“OP Units”) were exchangeable for our Common Shares on a one-for-one basis. We, as sole general partner of the Operating Partnership, have the option, but not the obligation, to settle exchanged OP Units held by others in cash based on the current trading price of our Common Shares. Assuming the exchange of all limited partnership interests in the Operating Partnership, there would have been 19,751,103 of our common shares outstanding at June 30, 2004, with a market value of approximately $478.6 million (based on the closing price of $24.23 per share on June 30, 2004).

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

      We anticipate that the combination of the availability under our two credit facilities, possible equity offerings, the sale of existing properties, and potential new debt will satisfy our expected working capital requirements through at least the next 12 months. We anticipate adequate liquidity for the foreseeable future to fund future developments, expansions, repositioning, and to continue currently planned capital programs, and to make distributions to our shareholders in accordance with the Code’s requirements applicable to REITs. Although we believe that the combination of factors discussed above will provide sufficient liquidity, no such assurance can be given.

Comparison of Six Months Ended June 30, 2004 to Six Months Ended June 30, 2003

      We made six acquisitions during 2003 and one acquisition in January 2004. In addition, we increased our partnership interest in 28th Street Kentwood Associates, which is now included in the consolidated financial statements. These eight properties are included as “Acquisitions” in the following discussion.

      Total revenues for the six months ended June 30, 2004, were $61.4 million, a $9.8 million increase over the comparable period in 2003. Minimum rents increased $8.0 million, to $43.1 million for the six months ended June 30, 2004 when compared to the same period in 2003. Acquisitions contributed $6.8 million of the increase in minimum rents for the six months ended June 30, 2004.

      Recoveries from tenants for the six months ended June 30, 2004, were $16.5 million, a $2.1 million increase over the comparable period in 2003. Acquisitions contributed $2.3 million of the increase in recoveries for the six months ended June 30, 2004. The overall recovery ratio was 96.0% for the six months ended June 30, 2004, compared to 96.3% for the six months ended June 30, 2003. We expect the recovery ratio to be approximately 96.0% for the twelve months ended December 31, 2004, compared to 93.1% for 2003. The forecasted increase is primarily related to the estimated completion of various redevelopment projects during 2004.

      Percentage rents decreased $273,000, from $756,000 for the six months ended June 30, 2003, to $483,000 for the same period in 2004. Upon lease renewal, we have converted percentage rents for several anchor tenants to fixed minimum rent.

      Fees and management income decreased $61,000 from $674,000 for the six months ended June 30, 2003, to $613,000 for the same period in 2004. The decrease is primarily due to the loss of management fee income from a shopping center which the owners sold in September 2003. Other income increased $18,000 to $736,000 for the six months ended June 30, 2004, and the increase was primarily attributable to bankruptcy distributions received from Kmart, net of lower termination fees earned during the six months ended June 30, 2004, compared to the same period in 2003.

      Total expenses for the six months ended June 30, 2004, increased $3.7 million, or 7.7%, to $51.7 million as compared to $48.0 million for the six months ended June 30, 2003. The increase was due to a $2.3 million increase in total recoverable expenses, including recoverable operating expenses and real estate taxes, $2.2 million increase in depreciation expense, a $1.3 million increase in interest expense, a $736,000 increase in general and administrative expenses and a $2.9 million decrease in other operating expenses. Acquisitions accounted for $6.8 million of the increase in total expenses.

      Total recoverable expenses, including real estate taxes, for the six months ended June 30, 2004, increased by $2.3 million, to $17.2 million as compared to $14.9 million for the six months ended June 30, 2003. Acquisitions contributed $2.4 million of the increase in total recoverable expenses for the six months ended June 30, 2004.

      Depreciation and amortization expense increased $2.2 million, or 20.9%, to $12.9 million for the six months ended June 30, 2004. Depreciation expense related to acquisitions made in 2003 and 2004 contributed $1.8 million of the increase. The balance of the increase is primarily attributable to redevelopment projects completed during 2003.

      Other operating expenses decreased $2.9 million to $764,000 for the six months ended June 30, 2004, from $3.7 million for the same period in 2003. The decrease is principally related to a lease assignment made by Kmart Corporation at our Tel-Twelve shopping center that was accounted for as a lease termination in 2003. As a result, the straight line rent receivable of approximately $3.0 million was written off in the second quarter of 2003.

      General and administrative expenses for the six months ended June 30, 2004, increased $736,000 to $5.1 million, as compared to $4.4 million for the six months ended June 30, 2003. The increase is principally attributable to increases in state and local taxes, as well as increased salaries and fringe benefits during the six months ended June 30, 2004, when compared to the same period in 2003.

      Interest expense increased $1.3 million, or 9.2% to $15.8 million for the six months ended June 30, 2004, from $14.5 million for the six months ended June 30, 2003. Average loan balances outstanding increased $53.5 million for the six months ended June 30, 2004 as compared to 2003. The higher average outstanding debt contributed $1.7 million to the increase in interest expense. Lower interest rates during the six months ended June 30, 2004, decreased interest expense by $176,000, when compared to the same period in 2003. Interest costs capitalized, in conjunction with development and expansion projects, were $419,000 for the six months ended June 30, 2004, as compared to $254,000 for the same period in 2003. Increased amortization of debt service and the amortization of premium on debt related to purchase accounting for acquisitions, offset the increase in interest expense by $79,000.

      The increase in minority interest is principally the result of higher income before minority interest for the six months ended June 30, 2004, when compared to same period in 2003.

      In December 2003, we sold Ferndale Plaza shopping center, and we have included its operations in income from discontinued operations in the Consolidated Statement of Income for the six months ended June 30, 2004 and 2003. During 2004, we recognized $15,000 of percentage rent revenues, net of minority interest, from a tenant located at this shopping center.

Comparison of Three Months Ended June 30, 2004 to Three Months Ended June 30, 2003

      Total revenues for the three months ended June 30, 2004, were $30.3 million, a $5.0 million increase over the comparable period in 2003. Minimum rents increased $4.1 million, to $21.8 million for the three months ended June 30, 2004, when compared to the same period in 2003. Acquisitions contributed $3.5 million of the increase in minimum rents for the three months ended June 30, 2004.

      Recoveries from tenants for the three months ended June 30, 2004, were $7.7 million, a $1.1 million increase over the comparable period in 2003. The increase in recoveries is primarily the result of Acquisitions. The overall recovery ratio was 94.7% for the three months ended June 30, 2004, compared to 90.9% for the three months ended June 30, 2003. We expect the recovery ratio to be approximately 96.0 % for the twelve months ended December 31, 2004, compared to 93.1% for 2003. The forecasted increase is primarily related to the estimated completion of various redevelopment projects during 2004.

      Percentage rents decreased $82,000, from $115,000 for the three months ended June 30, 2003, to $33,000 for the same quarter in 2004. Upon lease renewal, we have converted percentage rents for several anchor tenants to fixed minimum rent.

      Fees and management income were $320,000 lower for the three months ended June 30, 2004, when compared to the same quarter in 2003. The decrease is primarily due to predevelopment fees earned in the second quarter of 2003. Other income increased $273,000 to $512,000 for the three months ended June 30, 2004, and the increase was primarily attributable to bankruptcy distributions received from Kmart in the second quarter of 2004.

      Total expenses for the three months ended June 30, 2004, increased $431,000, or 1.7%, to $25.9 million as compared to $25.4 million for the three months ended June 30, 2003. The increase was due to $850,000 increase in total recoverable expenses, including recoverable operating expenses and real estate taxes, $942,000 increase in depreciation expense, a $923,000 increase in interest expense, a $581,000 increase in general and administrative expenses and a $2.9 million decrease in other operating expenses.

      Total recoverable expenses, including real estate taxes, for the three months ended June 30, 2004, increased by $850,000, to $8.2 million as compared to $7.3 million for the three months ended June 30, 2003. The increase is attributable primarily to shopping center acquisitions made in 2003 and 2004.

      Depreciation and amortization expense increased $942,000, or 16.9%, to $6.5 million for the three months ended June 30, 2004. Depreciation expense related to acquisitions made in 2003 and 2004 contributed $865,000 of the increase. The balance of the increase is primarily attributable to redevelopment projects completed during 2003.

      Other operating expenses decreased $2.9 million to $406,000 for the three months ended June 30, 2004, from $3.3 million for the same period in 2003. The decrease relates to a lease assignment made by Kmart Corporation at our Tel-Twelve shopping center that was accounted for as a lease termination in 2003. As a result, the straight line rent receivable of approximately $3.0 million was written off in the second quarter of 2003.

      General and administrative expenses for the three months ended June 30, 2004, increased $581,000 to $2.7 million, as compared to $2.2 million for the three months ended June 30, 2003. The increase is principally attributable to increases in state and local taxes, as well as increased salaries and fringe benefits during the three months ended June 30, 2004, when compared to the same period in 2003.

      Interest expense increased $923,000, or 13.0%, from $7.1 million for the three months ended June 30, 2003, to $8.0 million during the second quarter of 2004. Average loan balances outstanding increased approximately $59.8 million for the three months ended June 30, 2004 as compared to 2003. The higher average outstanding debt contributed $967,000 to the increase in interest expense. Interest costs capitalized, in conjunction with development and expansion projects, were $188,000 for the three months ended June 30, 2004, as compared to $206,000 for the same period in 2003. Increased amortization of debt service and the amortization of premium on debt related to purchase accounting for acquisitions, offset the increase in interest expense by $119,000.

      The increase in minority interest is principally the result of higher income before minority interest for the three months ended June 30, 2004, when compared to same period in 2003.

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

Sensitivity Analysis

      We are exposed to interest rate risk on our variable rate debt obligations. We are not subject to any foreign currency exchange rate risk or commodity price risk, or other material rate or price risks. Based on our debt and interest rates and the interest rate swap agreements in effect at June 30, 2004, a 100 basis point change in interest rates would affect our annual earnings and cash flows by approximately $56,500.

Funds from Operations

      We consider funds from operations, also known as “FFO,” an appropriate supplemental measure of the financial performance of an equity REIT. Under the NAREIT definition, FFO represents income before minority interest, excluding extraordinary items, as defined under accounting principles generally accepted in the United States of America (“GAAP”), gains and losses on sales of depreciable property, plus real estate related depreciation and amortization (excluding amortization of financing costs), and after adjustments for unconsolidated partnerships and joint ventures. FFO should not be considered an alternative to GAAP net income as an indication of our performance. We consider FFO to be a useful measure for reviewing our comparative operating and financial performance between periods or to compare our performance to different REITs. However, our computation of FFO may differ from the methodology for calculating FFO utilized by other real estate companies, and therefore, may not be comparable to these other real estate companies.

      The following table illustrates the calculation of FFO (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Net income (loss) available to common shareholders	$2,602	$(1,112)	$6,617	$1,445
Add:
Depreciation and amortization expense	6,542	5,582	12,942	10,680
Loss on sale of depreciable property	1,403	1,367	1,403	1,367
Minority interest in partnership:
Continuing operations	630	(111)	1,435	665
Discontinued operations	—	10	2	26

Funds from Operations — basic and diluted(1)	$11,177	$5,736	$22,399	$14,183

Weighted average equivalent shares outstanding(2)
Basic	19,751	15,640	19,739	15,425

Diluted	19,928	15,820	19,945	15,586

Supplemental disclosure:
Straight-line rental income	$504	$431	$1,152	$1,037

(1)	Series B preferred shares are not convertible into common shares. Therefore they are excluded from the calculation. Series C preferred shares are convertible into common shares at a conversion price of $28.50 per share. The Series C preferred shares have been excluded from the weighted average equivalent total shares outstanding as they are antidilutive.

(2)	Basic weighted average shares outstanding represents the weighted average total shares outstanding, which includes common shares and assumes the redemption of all Operating Partnership Units for common shares. Diluted weighted average shares outstanding represents the basic weighted average common shares outstanding and the dilutive impact of in-the-money stock options.

Capital Expenditures

      During the six months ended June 30, 2004, we spent approximately $3.1 million on revenue-generating capital expenditures including tenant allowances, leasing commissions paid to third-party brokers, legal costs relative to lease documents, and capitalized leasing and construction costs. These types of costs generate a return through rents from tenants over the term of their leases. Revenue-enhancing capital expenditures, including expansions, renovations or repositionings, were approximately $7.9 million. Revenue neutral capital expenditures, such as roof and parking lot repairs which are anticipated to be recovered from tenants, amounted to approximately $1.1 million.

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

Item 4.     Controls and Procedures

      Our principal executive officer and principal financial officer have evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended (the “Act”), as of the end of the period covered by this report and have determined that such disclosure controls and procedures are effectively designed to ensure that required information disclosed by us in reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

PART II — OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders

      The Annual Meeting of Shareholders of the Company was held on June 10, 2004.

      At the Annual Meeting, Joel D. Gershenson, Dennis E. Gershenson and Robert A. Meister were re-elected as trustees of the Company to serve until the 2007 Annual Meeting of Shareholders or until their successors are elected and qualified. The following votes were cast for or were withheld from voting with respect to the election of each of the following persons:

		Authority
Name	Votes For	Withheld

Joel D. Gershenson	14,706,103	148,088
Dennis E. Gershenson	14,706,414	147,777
Robert A. Meister	13,380,349	1,473,842

      There were no broker non-votes or abstentions in connection with the election of the trustees at the Annual Meeting.

      The following votes were cast for, against or withheld regarding the ratification of Deloitte & Touche LLP as the independent auditors for the Company for the fiscal year commencing January 1, 2004:

For	Against	Abstain

14,737,151	96,407	20,633

Item 6.     Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.	Description

10.64	Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated April 14, 2004 between Ramco Auburn Crossroads SPE LLC, as Mortgagor and Citigroup Global Markets Realty Corp as Mortgagee in the amount of $26,960,000.
10.65	Fixed rate note dated April 14, 2004 between Ramco Auburn Crossroads SPE LLC as Maker and Citigroup Global Markets Realty Corp as payee in the amount of $26,960,000.
10.66	Mortgage dated April 14, 2004 between Ramco Auburn Crossroads SPE LLC, as Mortgagor and Citigroup Global Markets Realty Corp as Mortgagee in the amount of $7,740,000.
10.67	Fixed rate note dated April 14, 2004 between Ramco Auburn Crossroads SPE LLC as Maker and Citigroup Global Markets Realty Corp as payee in the amount of $7,740,000.
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

      1. On June 2, 2004, the Company filed a Report on Form 8-K, dated May 26, 2004, reporting under Item 5 and 7.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

RAMCO-GERSHENSON PROPERTIES TRUST

By:	/s/ DENNIS GERSHENSON

Dennis Gershenson
Chief Executive Officer

Date: August 4, 2004

By:	/s/ RICHARD J. SMITH

Richard J. Smith
Chief Financial Officer
(Principal Accounting Officer)

Date: August 4, 2004

EXHIBIT INDEX

Exhibit No.	Description

10.64	Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated April 14, 2004 between Ramco Auburn Crossroads SPE LLC, as Mortgagor and Citigroup Global Markets Realty Corp as Mortgagee in the amount of $26,960,000.
10.65	Fixed rate note dated April 14, 2004 between Ramco Auburn Crossroads SPE LLC as Maker and Citigroup Global Markets Realty Corp as payee in the amount of $26,960,000.
10.66	Mortgage dated April 14, 2004 between Ramco Auburn Crossroads SPE LLC, as Mortgagor and Citigroup Global Markets Realty Corp as Mortgagee in the amount of $7,740,000.
10.67	Fixed rate note dated April 14, 2004 between Ramco Auburn Crossroads SPE LLC as Maker and Citigroup Global Markets Realty Corp as payee in the amount of $7,740,000.
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.