Form 10-Q
period 2004-09-30
RAMCO GERSHENSON PROPERTIES TRUST
filed 2004-11-08
CIK 842183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended September 30, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For the transition period from to

Commission file number 1-10093

Ramco-Gershenson Properties Trust

(Exact name of registrant as specified in its charter)

Maryland	13-6908486
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)

31500 Northwestern Highway, Suite 300, Farmington Hills, Michigan (Address of principal executive offices)	48334 (Zip code)
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

          Number of common shares of beneficial interest ($.01 par value) of the Registrant outstanding as of September 30, 2004: 16,821,841

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

PART 1 — FINANCIAL INFORMATION

Item 1 — Financial Statements

RAMCO-GERSHENSON PROPERTIES TRUST

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	September 30,	December 31,
	2004	2003

Assets
Investment in real estate, net	$935,688	$736,753
Cash and cash equivalents	17,188	19,883
Accounts receivable, net	29,438	30,578
Equity investments in unconsolidated entities	2,786	9,091
Other assets, net	39,254	30,674

Total Assets	$1,024,354	$826,979

Liabilities and Shareholders’ Equity
Mortgages and notes payable	$608,608	$454,358
Distributions payable	9,959	10,486
Accounts payable and accrued expenses	30,932	23,463

Total Liabilities	649,499	488,307

Minority Interest	40,946	42,978
Shareholders’ Equity
Preferred Shares of Beneficial Interest, par value $.01, 10,000 shares authorized:
9.5% Series B Cumulative Redeemable Preferred Shares; 1,000 issued and outstanding, liquidation value of $25,000	23,804	23,804
7.95% Series C Cumulative Convertible Preferred Shares; 1,889 issued and outstanding in 2004, none in 2003, liquidation value of $53,837	51,771	—
Common Shares of Beneficial Interest, par value $.01, 30,000 shares authorized; 16,822 and 16,795 issued and outstanding, respectively	168	167
Additional paid-in capital	342,595	342,127
Accumulated other comprehensive loss	(188)	(1,098)
Cumulative distributions in excess of net income	(84,241)	(69,306)

Total Shareholders’ Equity	333,909	295,694

Total Liabilities and Shareholders’ Equity	$1,024,354	$826,979

See notes to consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2004	2003	2004	2003

Revenues
Minimum rents	$22,945	$18,479	$66,088	$53,599
Percentage rents	298	213	781	969
Recoveries from tenants	8,345	6,832	24,805	21,158
Fees and management income	1,486	604	2,099	1,278
Other income	944	1,393	1,680	2,111

Total revenues	34,018	27,521	95,453	79,115

Expenses
Real estate taxes	4,276	3,455	12,115	10,120
Recoverable operating expenses	4,695	4,019	14,009	12,228
Depreciation and amortization	7,146	5,740	20,036	16,404
Other operating	342	325	1,106	3,979
General and administrative	3,287	2,154	8,399	6,530
Interest expense	8,506	7,409	24,302	21,867

Total expenses	28,252	23,102	79,967	71,128

Operating income	5,766	4,419	15,486	7,987
Impairment of investment in unconsolidated entity	(4,775)	—	(4,775)	—
Earnings from unconsolidated entities	54	64	141	204

Income from continuing operations before gain (loss) on sale of real estate assets and minority interest	1,045	4,483	10,852	8,191
Gain (loss) on sale of real estate assets	515	91	231	(436)
Minority interest	(253)	(775)	(1,688)	(1,440)

Income from continuing operations	1,307	3,799	9,395	6,315
Income from discontinued operations, net of minority interest	—	47	15	164

Net income	1,307	3,846	9,410	6,479
Preferred stock dividends	(1,664)	(594)	(3,150)	(1,782)

Net income (loss) available to common shareholders	$(357)	$3,252	$6,260	$4,697

Basic earnings per share:
Income (Loss) from continuing operations	$(0.02)	$0.22	$0.37	$0.34
Income from discontinued operations	—	—	—	0.02

Net income (loss) available to common shareholders	$(0.02)	$0.22	$0.37	$0.36

Diluted earnings per share:
Income (Loss) from continuing operations	$(0.02)	$0.22	$0.37	$0.34
Income from discontinued operations	—	—	—	0.01

Net income (loss) available to common shareholders	$(0.02)	$0.22	$0.37	$0.35

Basic weighted average shares outstanding	16,822	14,470	16,814	13,155

Diluted weighted average shares outstanding	17,026	14,670	17,019	13,330

Comprehensive Income
Net income	$1,307	$3,846	$9,410	$6,479
Other comprehensive income:
Unrealized gains (losses) on interest rate swaps	(180)	984	910	1,019

Comprehensive income	$1,127	$4,830	$10,320	$7,498

See notes to consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

				Accumulated
		Common	Additional	Other	Cumulative	Total
	Preferred	Stock Par	Paid-In	Comprehensive	Earnings/	Shareholders’
	Stock	Value	Capital	Loss	Distributions	Equity

Balance, January 1, 2004	$23,804	$167	$342,127	$(1,098)	$(69,306)	$295,694
Cash distributions declared					(21,195)	(21,195)
Preferred shares dividends declared					(3,150)	(3,150)
Stock options exercised		1	468			469
Issuance of Series C Preferred Shares	51,771					51,771
Net income and comprehensive income				910	9,410	10,320

Balance, September 30, 2004	$75,575	$168	$342,595	$(188)	$(84,241)	$333,909

See notes to consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine Months
	Ended September 30,

	2004	2003

Cash Flows from Operating Activities:
Net income	$9,410	$6,479
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,036	16,455
Amortization of deferred financing costs	876	722
Write-off of straight line rent receivable	—	2,982
Loss (Gain) on sale of real estate assets	(231)	436
Earnings from unconsolidated entities	(141)	(204)
Impairment of investment in unconsolidated entity	4,775	—
Minority interest, continuing operations	1,656	1,475
Minority interest, discontinued operations	2	—
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(2,301)	(1,598)
Other assets	(4,181)	(1,939)
Accounts payable and accrued expenses	5,201	2,705

Net Cash Provided by Operating Activities	35,102	27,513

Cash Flows from Investing Activities:
Real estate developed or acquired, net of liabilities assumed	(93,616)	(70,238)
Investment in unconsolidated entities	(100)	—
Proceeds from sales of real estate	15,478	10,110
Distributions received from unconsolidated entities	486	516

Net Cash Used in Investing Activities	(77,752)	(59,612)

Cash Flows from Financing Activities:
Cash distributions to shareholders	(21,184)	(16,394)
Cash distributions to operating partnership unit holders	(3,690)	(3,692)
Cash dividends paid on preferred shares	(2,080)	(1,188)
Repayment of unsecured revolving credit facility	(18,650)	(32,300)
Principal repayments on mortgages payable	(48,669)	(28,793)
Repayment of Credit Facility	(19,050)	(7,848)
Payment of deferred financing costs	(2,662)	(651)
Net proceeds from issuance of common shares	—	50,646
Net proceeds from issuance of preferred shares	51,771	—
Proceeds from mortgages payable	34,700	23,144
Borrowings on Credit Facility	50,350	8,098
Borrowings on unsecured revolving credit facility	18,650	45,000
Borrowings on Construction Loan	—	1,048
Proceeds from exercise of stock options	469	1,188

Net Cash Provided by Financing Activities	39,955	38,258

Net Increase in Cash and Cash Equivalents	(2,695)	6,159
Cash and Cash Equivalents, Beginning of Period	19,883	9,974

Cash and Cash Equivalents, End of Period	$17,188	$16,133

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest during the period	$24,045	$21,767

Supplemental Disclosures of Noncash Items:
Assumed debt of acquired property	$136,919	$31,861
Increase in note receivable from joint venture	256	—
Increase in fair value of interest rate swaps	910	1,019

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

2.     Recent Accounting Pronouncements

      Consolidation of Variable Interest Entities — In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” This Interpretation was revised in December 2003 (“Fin 46(R)”). The objective of this Interpretation is to provide guidance on how to identify a variable interest entity (“VIE”) and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the entity’s expected residual returns, if they occur. FIN 46(R) also requires additional disclosure by primary beneficiaries and other significant variable interest holders. The disclosure provisions of this Interpretation became effective upon issuance in January 2003. The consolidation requirements of this Interpretation applied immediately to VIEs created after January 31, 2003 and no later than the first fiscal year or interim period ending after March 15, 2004 for public companies with non-special purpose entities that were created prior to February 1, 2003. The consolidation requirements of this Interpretation were applicable to special purpose entities no later than the end of the first fiscal year or interim period ending after December 15, 2003.

      We evaluated all of our joint venture relationships and determined that either the entities are not VIEs or we concluded that we are not considered to be the primary beneficiary or we do not hold a significant variable interest.

      Computation of Earnings per Share — In March 2004, the Emerging Issues Task Force (“EITF”) reached a final consensus regarding Issue 03-6 (“Issue 03-6”), “Participating Securities and the Two-Class Method under FAS 128”. The issue addresses a number of questions regarding the computation of earnings per share (“EPS”) by companies that have issued securities other than common stock that participate in dividends and earnings of the issuing entity. Such securities are contractually entitled to receive dividends when and if the entity declares dividends on common stock. The issue also provided further guidance in applying the two-class method of calculating EPS once it is determined that a security is participating. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participating rights in undistributed earnings. This consensus is effective for the period ended June 30, 2004 and should be applied by restating previously reported EPS. Issue 03-6 had no impact on our consolidated financial statements.

3.     Impairment of Investment in Unconsolidated Entity

      Prior to 1999, we completed significant predevelopment work such as optioning land, obtaining governmental entitlements, negotiating leases with several anchor tenants and developed a preliminary site plan to build and own a lifestyle shopping center in Novi, Michigan. During 1999, we contributed our predevelopment expenditures, at cost, for a 10% interest in a new joint venture entity, PLC Novi West Development (PLC Novi). This investment was accounted for on the equity method. In reporting periods prior to August, 2004, based on projections provided by our joint venture partner, and other information available to us, we estimated our investment, which had a carrying value of approximately $5.0 million, would be recoverable from future cash flows. In August 2004, we were informed by our partner that they were not extending the construction loan with the bank, and were requesting a reduction of the principal due under the loan. Later that month, based on our assessment of probable outcomes and to preserve relations with our lenders, we sold our interest to a third party investor for $25 and incurred a $4,775 impairment loss. Subsequent to our sale we learned that PLC Novi filed for Chapter 11 bankruptcy protection. We believe we have no further liabilities with respect to this investment.

4.     Accounts Receivable — Net

      Accounts receivable at September 30, 2004 and December 31, 2003 included $3,390 and $5,180, respectively, due from Atlantic Realty Trust (“Atlantic”) for reimbursement of tax deficiencies and interest related to the Internal Revenue Service (“IRS”) examination of our taxable years ended December 31, 1991 through 1995. Under terms of the Tax Agreement, Atlantic assumed all of our liability for tax and interest arising out of the IRS examination. See Note 12.

      Accounts receivable include $12,392 and $11,857 of unbilled straight-line rent receivables at September 30, 2004 and December 31, 2003, respectively.

      We provide for bad debt expense based upon the reserve method of accounting. We continuously monitor the collectibility of our accounts receivable (billed, unbilled and straight-line) from specific tenants, analyze historical bad debts, customer credit worthiness, current economic trends and changes in tenant payment terms when evaluating the adequacy of the allowance for bad debts. When tenants are in bankruptcy, we make estimates of the expected recovery of pre-petition and post-petition claims. The ultimate resolution of these claims can exceed one year. Accounts receivable in the accompanying balance sheet is shown net of an allowance for doubtful accounts of $1,043 and $873 at September 30, 2004 and December 31, 2003, respectively.

5.     Investment in Real Estate

      Investment in real estate consists of the following:

	September 30, 2004	December 31, 2003

Land	$118,347	$108,170
Buildings and improvements	907,406	702,501
Construction in progress	18,668	20,122

	1,044,421	830,793
Less: accumulated depreciation	(108,733)	(94,040)

Investment in real estate — net	$935,688	$736,753

      Depreciation expense for the nine months ended September 30, 2004 and 2003 was $16,207 and $13,437 respectively.

6.     Property Acquisitions and Dispositions

      We acquired five properties during the first nine months of 2004 for approximately $200,400, including the assumption of approximately $126,500 of mortgage indebtedness. All acquisitions completed through

September 30, 2004 were accounted for utilizing the purchase method of accounting and accordingly, the results of operations of these properties, are included in our consolidated financial statements from the respective dates of acquisition. The purchase price for all property acquisitions are subject to certain prorations and adjustments. We have initially allocated the purchase price of acquired property between land, building and other identifiable debit and credit intangibles such as amounts related to in-place leases and acquired below-market leases. We are in the process of gathering certain information to finalize the purchase price allocations.

      In connection with these acquisitions, we have initially allocated $8,317 to intangible assets. Of this amount, approximately $5,653 was attributable to in place leases, principally lease origination costs, such as legal fees and leasing commissions, and $2,664 was attributable to above-market leases. Included in accrued expenses are the credit intangibles related to below-market leases of $1,578 associated with the properties acquired in 2004 and an adjustment to increase debt to fair market value in the amount of $3,885. These lease-related intangible assets and liabilities are being amortized over the terms of the acquired leases which resulted in additional expense of approximately $61 for the nine months ended September 30, 2004. The fair market value adjustment of debt decreased interest expense by $317 for the nine months ended September 30, 2004. Due to existing contacts and relationships with tenants at our currently owned properties, no value has been ascribed to tenant relationships at the acquired properties.

			Purchase	Debt
Acquisition Date	Property Name	Property Location	Price	Assumed

January 2004	Merchants’ Square	Carmel, IN	$37,300	$23,100
August 2004	Promenade at Pleasant Hill	Duluth, GA	24,500	13,800
August 2004	Centre at Woodstock	Woodstock, GA	12,000	5,800
September 2004	Mission Bay Plaza	Boca Raton, FL	60,800	40,500
September 2004	Plaza at Delray	Delray Beach, FL	65,800	43,300

      We have determined that the acquisitions of Mission Bay Plaza and Plaza at Delray shopping centers are significant property acquisitions. As a result, the following unaudited supplemental pro forma operating data is presented for the three months and nine months ended September 30, 2004 and 2003 as if the acquisitions of Mission Bay Plaza and Plaza at Delray shopping centers occurred on January 1, 2004. We are unable to obtain sufficient information from the seller of these properties to present the pro forma operating data for comparable periods in 2003.

      The unaudited supplemental pro forma operating data is not necessarily indicative of what our actual results of operations would have been assuming the transactions had been completed as set forth above, nor do they purport to represent our results of operations for future periods. The pro forma adjustments relating to the acquisitions of the two properties are based on our preliminary purchase price allocation and certain estimates.

Therefore, the amounts included in the pro forma adjustments are preliminary and could change. There can be no assurance that the final adjustments will not be materially different from those included herein.

	For the	For the
	Three Months Ended	Nine Months Ended
	September 30, 2004	September 30, 2004

Pro forma total revenues	$36,070	$103,417

Pro forma income from continuing operations	$1,511	$10,060

Pro forma income from discontinued operations	$—	$15

Pro forma net income (loss) available to common shareholders	$(153)	$6,925

Pro forma basic earnings per share:
Income (Loss) from continuing operations	$(0.01)	$0.41
Income from discontinued operations	—	—

Net income (loss) available to common shareholders	$(0.01)	$0.41

Pro forma diluted earnings per share:
Income (Loss) from continuing operations	$(0.01)	$0.41
Income from discontinued operations	—	—

Net income (loss) available to common shareholders	$(0.01)	$0.41

      In December 2003, we sold Ferndale Plaza shopping center and included its operations in income from discontinued operations in the Consolidated Statements of Income for the three months and nine months ended September 30, 2003. During 2004, we recognized $15 of percentage rent revenues, net of minority interest, from this center, which are included in income from discontinued operations for the nine months ended September 30, 2004.

      During June 2004, we sold land and a building at our Auburn Mile shopping center to an existing tenant. In addition, at our Cox Creek shopping center, we sold a portion of the existing shopping center and land located immediately adjacent to the center in June 2004 to a retailer that will construct its own store. In August 2004, we sold a portion of land located adjacent to our Crossroads Centre to a retailer that will construct its own store. The sale of these parcels resulted in a net gain of $231. Because these assets do not represent “components” of our business, as defined in the accounting literature, the operations and gain on sale are not included in discontinued operations.

7.     Equity Investments in Unconsolidated Entities

      In March 2004, we formed Beacon Square Development LLC (“Beacon Square”) and invested $50 for a 10% interest in Beacon Square and an unrelated party contributed capital of $450 for a 90% interest. We also transferred land and certain improvements to the joint venture for an amount equal to our cost and received a note receivable in the same amount. In June 2004, Beacon Square obtained a variable rate construction loan from a financial institution, in an amount not to exceed $6,800, which loan is due in August 2007. The joint venture also has mezzanine fixed rate debt from a financial institution, in the amount of $1.3 million, due August 2007. Beacon Square has an investment in real estate assets of approximately $5.4 million and current liabilities of $1.4 million, as of September 30, 2004.

      We do not have a controlling interest in Beacon Square, and we record our 10% proportional share of the joint venture’s operating results using the equity method. Under the terms of an agreement with Beacon Square, we are responsible for the predevelopment, construction, leasing and management of the project, for which we earned a predevelopment fee of $125 and management fees of $279 as of September 30, 2004. Our maximum exposure to loss is our investment of $50 and any unpaid management fees as of September 30, 2004.

      We determined that Beacon Square is a variable interest entity, as defined in FIN 46R, but we are not the primary beneficiary, and, accordingly, have not consolidated Beacon Square in the accompanying financial statements.

      In June 2004, we formed Ramco Gaines LLC (“Gaines”) and invested $50 for a 10% interest in Gaines, and an unrelated party contributed $450 for a 90% interest. We also transferred land and certain improvements to the joint venture for an amount equal to our cost and received a note receivable in the same amount. Prior to September 30, 2004 we had substantial continuing involvement in the property, and accordingly, we consolidated Gaines in our June 30, 2004 financial statements. In September 2004, due to changes in the joint venture agreement and financing arrangements, we do not have substantial continuing involvement and accordingly account for the investment on the equity method. This entity is developing a shopping center located in Gaines Township, Michigan. Gaines has an investment in real estate assets of approximately $4.3 million, and current liabilities of $2.3 million, as of September 30, 2004. In September 2004, Gaines obtained a variable rate construction loan from a financial institution, in an amount not to exceed $8,025, which loan is due in September 2007.

      Under the terms of an agreement with Gaines, we are responsible for the predevelopment, construction, leasing and management of the project, for which we earned a predevelopment fee of $250 and management fees of $991 as of September 30, 2004. Our maximum exposure to loss is our investment of $50 and any unpaid management fees at as of September 30, 2004.

      On May 14, 2004, we acquired an additional 27.9 % interest in 28th Street Kentwood Associates for $1,300 in cash, increasing our ownership interest in this entity to 77.9%. The share of net income for the period January 1, 2004 through May 13, 2004 which relates to our 50% interest is included in earnings from unconsolidated entities in the Consolidated Statements of Income. The additional investment in 28th Street Kentwood Associates resulted in this entity being consolidated as of May 14, 2004.

8.     Other Assets

      Other assets consist of the following:

	September 30, 2004	December 31, 2003

Leasing costs	$20,239	$21,949
Prepaid expenses and other	16,146	13,529
Deferred financing costs	12,714	10,052
Intangible assets	8,685	3,015

	57,784	48,545
Less: accumulated amortization	(22,012)	(21,348)

	35,772	27,197
Proposed development and acquisition costs	3,482	3,477

Other assets — net	$39,254	$30,674

      Intangible assets at September 30, 2004 include $5,653 of lease origination costs and $2,664 of favorable leases related to the allocation of the purchase prices for acquisitions made in 2004 and 2003. These assets are being amortized over the life of the applicable leases.

      Amortization expense for the nine months ended September 30, 2004 and 2003 was $4,705 and $3,018, respectively.

      The weighted–average amortization period for intangible assets attributable to lease origination costs is 7.4 years and 6.7 years for favorable leases. The following table represents estimated aggregate amortization expense related to intangible assets as of September 30, 2004:

Year Ended December 31,

2004 (October 1 — December 31)	$276
2005	1,104
2006	1,027
2007	833
2008	724
Thereafter	3,387

Total	$7,351

9.     Mortgages and Notes Payable

      Mortgages and notes payable consist of the following:

	September 30, 2004	December 31, 2003

Fixed rate mortgages with interest rates ranging from 4.76% to 8.81%, due at various dates through 2018	$496,748	$330,776
Floating rate mortgages at 75% of the rate of long-term Capital A rated utility bonds, due January 1, 2010 plus supplemental interest to equal LIBOR plus 200 basis points, if applicable. The effective rate at September 30, 2004 was 4.64% and at December 31,2003 was 4.38%	5,560	5,830
Floating rate mortgage, with an interest rate at prime or LIBOR plus 200 basis points, paid in full in June 2004	—	21,000
Construction loan financing, with an interest rate at LIBOR plus 175 basis points, paid in full in June 2004	—	21,752
Unsecured Revolving Credit Facility, with an interest rate at LIBOR plus 325 to 375 basis points over LIBOR, due December 2005, maximum borrowings of $40,000, zero balance outstanding	—	—
Secured Revolving Credit Facility, with an interest rate at LIBOR plus 150 to 200 basis points, due December 2005, maximum available borrowings of $125,000. The effective rate at September 30, 2004 was 4.24% and at December 31, 2003 was 4.98%	106,300	75,000

	$608,608	$454,358

      The mortgage notes and construction loans are secured by mortgages on properties that have an approximate net book value of $745,302 as of September 30, 2004. The Secured Revolving Credit Facility is secured by mortgages on various properties that have an approximate net book value of $154,031 as of September 30, 2004.

      Borrowings under the $125,000 Secured Revolving Credit Facility bear interest between 150 and 200 basis points over LIBOR depending on certain ratios. Using 175 basis points over LIBOR at September 30, 2004, the effective interest rate was 4.2%, including the impact of interest rate swap agreements covering $75.0 million of this variable rate debt.

Borrowing under the Unsecured Revolving Credit Facility bears interest between 325 and 375 basis points over LIBOR depending on certain debt ratios. At September 30, 2004, we had no outstanding borrowings under this Credit Facility.

      In April 2004, we entered into two fixed rate mortgage loans amounting to $34,700, secured by two properties. These mortgage notes payable bear interest at 5.4% and are due May 2014. The new debt replaced $20,145 of previously variable rate loans.

      At September 30, 2004, outstanding letters of credit issued under the Secured Revolving Credit Facility, not reflected in the accompanying consolidated balance sheet, totaled approximately $2,210. At September 30, 2004, we also had other letters of credit outstanding of approximately $3,267. At September 30, 2004, we had no outstanding borrowings under any of our letters of credit.

      The Secured Revolving Credit Facility and the Unsecured Revolving Credit Facility contain financial covenants relating to loan to asset value, minimum operating coverage ratios, and a minimum equity value. As of September 30, 2004, we were in compliance with the covenant terms.

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

      Under terms of certain debt agreements, we are required to maintain interest rate swap agreements to reduce the impact of changes in interest rate on our floating rate debt. We have interest rate swap agreements with an aggregate notional amount of $75.0 million at September 30, 2004. Based on rates in effect at September 30, 2004, the agreements for notional amounts aggregating $75.0 million provide for fixed rates ranging from 4.4% to 4.7% and expire at various dates through December 2005. We are exposed to credit loss in the event of non-performance by the counter party to the interest rate swap agreements, however we do not anticipate non-performance by the counter party.

      The following table presents scheduled principal payments on mortgages and notes payable as of September 30, 2004:

Year Ended December 31,

2004 (October 1 — December 31)	$1,857
2005	115,562
2006	105,570
2007	62,214
2008	103,229
Thereafter	220,176

Total	$608,608

10.     Earnings Per Share

      The following table set forth the computation of basic and diluted earnings per share (“EPS”) (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Numerator:
Net Income	$1,307	$3,846	$9,410	$6,479
Preferred stock dividends	(1,664)	(594)	(3,150)	(1,782)

Income (Loss) available to common shareholders for basic and diluted EPS	$(357)	$3,252	$6,260	$4,697

Denominator:
Weighted-average common shares for basic EPS	16,822	14,470	16,814	13,155
Effect of dilutive securities:
Options outstanding	204	200	205	175

Weighted-average common shares for diluted EPS	17,026	14,670	17,019	13,330

Basic EPS	$(0.02)	$0.22	$0.37	$0.36

Diluted EPS	$(0.02)	$0.22	$0.37	$0.35

11.     Leases

      Approximate future minimum rentals under noncancelable operating leases in effect at September 30, 2004, assuming no new or renegotiated leases nor option extensions on lease agreements, are as follows:

Year Ended December 31,

2004 (October 1 — December 31)	$24,094
2005	93,020
2006	84,523
2007	75,490
2008	65,112
Thereafter	358,849

Total	$701,088

      We relocated our corporate offices during the third quarter of 2004 and have entered into a new ten year operating lease agreement that became effective August 15, 2004. Under terms of the agreement, our annual straight-line rent expense will be approximately $750.

12.     Commitments and Contingencies

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

      In connection with the incorporation and distribution of all of the shares of Atlantic Realty Trust (“Atlantic”) in May 1996, we entered into a tax agreement with Atlantic under which Atlantic assumed all of our tax liabilities arising out of the IRS’ then ongoing examination (which included, but is not otherwise limited to, the IRS Audit), excluding any tax liability relating to any actions or events occurring, or any tax return position taken after May 10, 1996, but including liabilities for additions to tax, interest, penalties and costs relating to covered taxes (the “Tax Agreement”). In addition, the Tax Agreement provides that, to the extent any tax which Atlantic is obligated to pay under the Tax Agreement can be avoided through the declaration of a “deficiency dividend”, we will make, and Atlantic will reimburse us for the amount of such deficiency dividend.

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

      In the notes to the consolidated financial statements of Atlantic’s most recent quarterly report on Form 10-Q filed with the Securities and Exchange Commission for the quarter ended June 30, 2004, Atlantic has disclosed its liability under the Tax Agreement for the tax deficiencies, deficiency dividend, and interest reflected in the Closing Agreement. As discussed above, on January 21, 2004, Atlantic reimbursed us $2,200 in recognition of our payment of the deficiency dividend. Atlantic has also paid all other amounts, on behalf of the Company, assessed by the IRS to date. The IRS is currently conducting an examination of us for the taxable years ended December 31, 1996 and 1997, and of one of our subsidiary partnerships for the taxable years ended December 31, 1997, 1998, and 1999 (the “IRS Examination”).

      Certain tax deficiencies, interest, and penalties, which may be assessed against us in connection with the IRS Audit and the IRS Examination, may constitute covered items under the Tax Agreement. We expect to be reimbursed for covered items under the Tax Agreement, but there can be no assurance that we will receive payment from Atlantic or that Atlantic will have sufficient assets to reimburse us for all amounts we must pay to the IRS with respect to such covered items, and we would be required to pay the difference out of our own funds. According to the quarterly report on Form 10-Q filed by Atlantic for its quarter ended June 30, 2004, Atlantic had net assets of approximately $56.8 million (as determined pursuant to the liquidation basis of accounting). The IRS may also assess taxes against us that Atlantic is not required to pay. Accordingly, the ultimate resolution of any tax liabilities arising pursuant to the IRS Audit and the IRS Examination may have a material adverse effect on our financial position, results of operations and cash flows.

      Construction Costs — In connection with the development and expansion of various shopping centers as of September 30, 2004, we have entered into agreements for construction costs of approximately $9,944.

Item 2 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements, including the respective notes thereto which are included in this Form 10-Q.

Overview

      We are a fully integrated, self-administered, publicly-traded real estate investment trust which owns, develops, acquires, manages and leases community shopping centers, single tenant retail properties and one regional mall, in the midwestern, southeastern and mid-Atlantic regions of the United States. At September 30, 2004, our portfolio consisted of 70 shopping centers, of which thirteen are power centers and two are single tenant properties, as well as one enclosed regional mall, totaling approximately 15.0 million square feet of gross leasable area.

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

      An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that are reasonably likely to occur could materially impact the financial statements. No material changes have occurred during the fiscal quarter ended September 30, 2004, to our critical accounting policies.

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

      We generated $35.1 million in cash flows from operating activities and $40.0 million from financing activities for the nine months ended September 30, 2004. Real estate developed or acquired used $93.6 million during 2004. During 2004, we issued 1,889,000 preferred shares and received net proceeds of $51.8 million. During the nine months ended September 30, 2004, we repaid $48.7 million of mortgage obligations and paid $27.0 million in cash distributions to common and preferred shareholders and holders of operating partnership units.

      At September 30, 2004, our market capitalization amounted to $1.2 billion. Market capitalization consisted of $608.6 million of debt, $25.0 million of Series B Preferred Shares, $53.8 million of Series C Preferred Shares, and $534.9 million of Common Shares and Operating Partnership Units at market value. Our debt to total market capitalization was 49.8% at September 30, 2004, as compared to 43.7% at December 31, 2003. After taking into account the impact of converting our variable rate debt into fixed rate debt by use of the interest rate swap agreements, our outstanding debt at September 30, 2004, had a weighted average interest rate of 6.3%, and consisted of $571.8 million of fixed rate debt and $36.9 million of variable rate debt.

      Our $125.0 million secured revolving credit facility bears interest between 150 and 200 basis points over LIBOR depending on certain of our leverage ratios. Using 175 basis points over LIBOR at September 30, 2004, the effective interest rate was 4.2%, including the impact of interest rate swap agreements. The credit facility is due in December 2005.

      Our unsecured revolving credit facility bears interest between 325 and 375 basis points over LIBOR depending on certain debt ratios. The credit facility is due in December 2005.

      In April 2004, we entered into two fixed rate mortgage loans amounting to $34.7 million, secured by two properties. These mortgage notes payable bear interest at 5.4% and are due May 2014. The new debt replaced $20.1 million of variable rate loans.

      Outstanding letters of credit issued under our secured revolving credit facility, not reflected in the accompanying consolidated balance sheet, total approximately $2.2 million. At September 30, 2004, we also had other letters of credit outstanding of approximately $3.3 million.

      Under terms of various debt agreements, we are required to maintain interest rate swap agreements to reduce the impact of changes in interest rate on our floating rate debt. We have interest rate swap agreements with an aggregate notional amount of $75.0 million at September 30, 2004. Based on rates in effect at September 30, 2004, the agreements for notional amounts aggregating $75.0 million provide for fixed rates ranging from 4.4% to 4.7% and expire at various dates through December 2005. We are exposed to credit loss in the event of non-performance by the counter party to the interest rate swap agreements, however we do not anticipate non-performance by the counter party.

      After taking into account the impact of converting our variable rate debt into fixed rate debt by use of the interest rate swap agreements, at September 30, 2004, our variable rate debt accounted for approximately $36.9 million of outstanding debt with a weighted average interest rate of 3.8%. Variable rate debt accounted for approximately 6.1% of our total debt and 3.0% of our total capitalization.

      The properties in which Ramco-Gershenson Properties, L.P. (the “Operating Partnership”) owns an interest and which are accounted for on the equity method of accounting are subject to non-recourse mortgage indebtedness. At September 30, 2004, our pro rata share of non-recourse mortgage debt on the unconsolidated properties (accounted for on the equity method) was $10.2 million with a weighted average interest rate of 7.6%. Fixed rate debt amounted to $9.6 million, or 94.1%, of our pro rata share.

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

Capitalization

      Our capital structure at September 30, 2004, included property-specific mortgages, our unsecured revolving credit facility, our secured revolving credit facility, our Series B Preferred Shares, our Series C Preferred Shares, our Common Shares and the minority interest in the Operating Partnership. At September 30, 2004, the minority interest in the Operating Partnership represented a 14.8% ownership in the Operating Partnership which, may under certain conditions, be exchanged for an aggregate of 2,929,000 Common Shares.

      As of September 30, 2004, the units in our Operating Partnership (“OP Units”) were exchangeable for our Common Shares on a one-for-one basis. We, as sole general partner of the Operating Partnership, have the option, but not the obligation, to settle exchanged OP Units held by others in cash based on the current trading price of our Common Shares. Assuming the exchange of all limited partnership interests in the Operating Partnership, there would have been 19,751,103 of our common shares outstanding at September 30, 2004, with a market value of approximately $534.9 million (based on the closing price of $27.08 per share on September 30, 2004).

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

Comparison of Nine Months Ended September 30, 2004 to Nine Months Ended September 30, 2003

      We made six acquisitions during 2003 and five acquisitions in 2004. In addition, we increased our partnership interest in 28th Street Kentwood Associates, which is now included in the consolidated financial statements. These twelve properties are included as “Acquisitions” in the following discussion.

      Total revenues for the nine months ended September 30, 2004, were $95.5 million, a $16.3 million increase over the comparable period in 2003. Minimum rents increased $12.5 million, to $66.1 million for the nine months ended September 30, 2004 when compared to the same period in 2003. Acquisitions contributed $10.7 million of the increase in minimum rents for the nine months ended September 30, 2004.

      Recoveries from tenants for the nine months ended September 30, 2004, were $24.8 million, a $3.6 million increase over the comparable period in 2003. Acquisitions contributed $3.5 million of the increase in recoveries for the nine months ended September 30, 2004. The overall recovery ratio was 95.0% for the nine months ended September 30, 2004, compared to 94.7% for the nine months ended September 30, 2003. We expect the recovery ratio to be approximately 94.0% for the twelve months ended December 31, 2004, compared to 93.1% for 2003. The forecasted increase is primarily related to the estimated completion of various redevelopment projects during 2004.

      Percentage rents decreased $188,000, from $969,000 for the nine months ended September 30, 2003, to $781,000 for the same period in 2004. Upon lease renewal, we have converted percentage rents for several anchor tenants to fixed minimum rent.

      Fees and management income increased $821,000 from $1.3 million for the nine months ended September 30, 2003, to $2.1 million for the same period in 2004. The increase is primarily due to leasing fees earned from our joint venture, Ramco Gaines, LLC. Other income decreased $431,000 to $1.7 million for the nine months ended September 30, 2004, and the decrease was primarily attributable to lower termination fees earned during the nine months ended September 30, 2004, compared to the same period in 2003 offset by $282,000 of bankruptcy distributions received from Kmart during the nine months ended September 30, 2004.

      Total expenses for the nine months ended September 30, 2004, increased $8.8 million, or 12.4%, to $80.0 million as compared to $71.1 million for the nine months ended September 30, 2003. The increase was due to a $3.8 million increase in total recoverable expenses, including recoverable operating expenses and real estate taxes, a $3.6 million increase in depreciation expense, a $2.4 million increase in interest expense, a $1.9 million increase in general and administrative expenses and a $2.9 million decrease in other operating expenses. Acquisitions accounted for $10.5 million of the increase in total expenses.

      Total recoverable expenses, including real estate taxes, for the nine months ended September 30, 2004, increased by $3.8 million, to $26.1 million as compared to $22.3 million for the nine months ended September 30, 2003. Acquisitions contributed $3.6 million of the increase in total recoverable expenses for the nine months ended September 30, 2004.

      Depreciation and amortization expense increased $3.6 million, or 22.1%, to $20.0 million for the nine months ended September 30, 2004. Depreciation expense related to acquisitions made in 2003 and 2004 contributed $2.8 million of the increase. The balance of the increase is primarily attributable to redevelopment projects completed during 2003.

      Other operating expenses decreased $2.9 million to $1.1 million for the nine months ended September 30, 2004, from $4.0 million for the same period in 2003. The decrease is principally related to a lease assignment made by Kmart Corporation at our Tel-Twelve shopping center that was accounted for as a lease termination in 2003. As a result, the straight line rent receivable of approximately $3.0 million was written off in the second quarter of 2003.

      General and administrative expenses for the nine months ended September 30, 2004, increased $1.9 million to $8.4 million, as compared to $6.5 million for the nine months ended September 30, 2003. The increase is principally attributable to increases in state and local taxes, as well as increased salaries and fringe benefits during the nine months ended September 30, 2004, when compared to the same period in 2003.

      Interest expense increased $2.4 million, or 11.1% to $24.3 million for the nine months ended September 30, 2004, from $21.9 million for the nine months ended September 30, 2003. Average loan balances outstanding increased $62.4 million for the nine months ended September 30, 2004 as compared to 2003. The higher average outstanding debt contributed $3.0 million to the increase in interest expense. Lower interest rates during the nine months ended September 30, 2004, decreased interest expense by $379,000, when compared to the same period in 2003. Interest costs capitalized, in conjunction with development and expansion projects, were $578,000 for the nine months ended September 30, 2004, as compared to $438,000 for the same period in 2003. Increased amortization of debt service and the amortization of premium on debt related to purchase accounting for acquisitions, offset the increase in interest expense by $132,000.

      The increase in minority interest is principally the result of higher income before minority interest for the nine months ended September 30, 2004, when compared to same period in 2003 offset by the impairment of our investment in a joint venture recognized in the third quarter of 2004.

      In December 2003, we sold Ferndale Plaza shopping center, and we have included its operations in income from discontinued operations in the Consolidated Statement of Income for the nine months ended September 30, 2004 and 2003. During 2004, we recognized $15,000 of percentage rent revenues, net of minority interest, from a tenant located at this shopping center.

Comparison of Three Months Ended September 30, 2004 to Three Months Ended September 30, 2003

      Total revenues for the three months ended September 30, 2004, were $34.0 million, a $6.5 million increase over the comparable period in 2003. Minimum rents increased $4.5 million, to $22.9 million for the three months ended September 30, 2004, when compared to the same period in 2003. Acquisitions contributed $3.9 million of the increase in minimum rents for the three months ended September 30, 2004.

      Recoveries from tenants for the three months ended September 30, 2004, were $8.3 million, a $1.5 million increase over the comparable period in 2003. The increase in recoveries is primarily the result of Acquisitions. The overall recovery ratio was 93.0% for the three months ended September 30, 2004, compared to 91.4% for the three months ended September 30, 2003. We expect the recovery ratio to be approximately 94.0% for the twelve months ended December 31, 2004, compared to 93.1% for 2003. The forecasted increase is primarily related to the estimated completion of various redevelopment projects during 2004.

      Percentage rents increased $85,000, from $213,000 for the three months ended September 30, 2003, to $298,000 for the same quarter in 2004. The increase is primarily the result of a timing difference of percentage rent received by a tenant in the third quarter of 2004 that was received in the second quarter of 2003.

      Fees and management income were $882,000 higher for the three months ended September 30, 2004, when compared to the same quarter in 2003. The increase is primarily due to leasing fees earned from our joint venture, Ramco Gaines, LLC. Other income decreased $449,000 to $944,000 for the three months ended September 30, 2004, and the decrease was primarily attributable lower termination fees earned during the three months ended September 30, 2004.

      Total expenses for the three months ended September 30, 2004, increased $5.2 million, or 22.3%, to $28.3 million as compared to $23.1 million for the three months ended September 30, 2003. The increase was due to a $1.5 million increase in total recoverable expenses, including recoverable operating expenses and real estate taxes, a $1.4 million increase in depreciation expense, a $1.1 million increase in interest expense, a $1.1 million increase in general and administrative expenses and a $17,000 increase in other operating expenses.

      Total recoverable expenses, including real estate taxes, for the three months ended September 30, 2004, increased by $1.5 million, to $9.0 million as compared to $7.5 million for the three months ended September 30, 2003. The increase is attributable primarily to shopping center acquisitions made in 2003 and 2004.

      Depreciation and amortization expense increased $1.4 million, or 24.5%, to $7.1 million for the three months ended September 30, 2004. Depreciation expense related to acquisitions made in 2003 and 2004 contributed $1.0 million of the increase. The balance of the increase is primarily attributable to redevelopment projects completed during 2003.

      Other operating expenses increased $17,000 to $342,000 for the three months ended September 30, 2004, from $325,000 for the same period in 2003.

      General and administrative expenses for the three months ended September 30, 2004, increased $1.1 million to $3.3 million, as compared to $2.2 million for the three months ended September 30, 2003. The increase is principally attributable to increases in state and local taxes, as well as increased salaries and fringe benefits during the three months ended September 30, 2004, when compared to the same period in 2003.

      Interest expense increased $1.1 million, or 14.8%, from $7.4 million for the three months ended September 30, 2003, to $8.5 million for the three months ended September 30, 2004. Average loan balances outstanding increased approximately $80.6 million for the three months ended September 30, 2004 as compared to 2003. The higher average outstanding debt contributed $1.3 million to the increase in interest expense. Interest costs capitalized, in conjunction with development and expansion projects, were $159,000 for the three months ended September 30, 2004, as compared to $184,000 for the same period in 2003. Increased amortization of debt service and the amortization of premium on debt related to purchase accounting for acquisitions, offset the increase in interest expense by $52,000.

      The decrease in minority interest is principally the result of lower income before minority interest for the three months ended September 30, 2004 when compared to the same period in 2003.

Economic Conditions

      Substantially all of the leases at our properties provide for tenants to pay their pro rata share of operating expenses, including common area maintenance and real estate taxes. Also, many of our leases provide for periodic increases in base rent which are either of a fixed amount or based on changes in the consumer price index and/or percentage rents (where the tenant pays us rent based on a percentage of its sales). We believe that any inflationary increases in our expenses should be substantially offset by increased expense reimbursements, contractual rent increases and/or increased receipts from percentage rents.

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

      We consider FFO to be a useful measure for reviewing our comparative operating and financial performance between periods or to compare our performance to different REITs. However, our computation of FFO may differ from the methodology for calculating FFO utilized by other real estate companies, and therefore, may not be comparable to these other real estate companies. FFO is intended to exclude GAAP historical cost depreciation and amortization of real estate and real estate investments, which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions and many companies utilize different depreciable lives and methods. Because FFO excludes depreciation and amortization unique to real estate, gains and losses from depreciable property dispositions and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, acquisition and development activities and interest costs, which provides a perspective of our financial performance not immediately apparent from net income determined in accordance with GAAP. In addition, FFO does not include the cost of capital improvements, including capitalized interest.

      For the reasons described above we believe that FFO provides us and our investors with an important indicator of our operating performance. This measure of performance is used by us for several business purposes and for REITs it provides a recognized measure of performance other than GAAP net income, which may include non-cash items (often large). Other real estate companies may calculate FFO in a different manner.

      We recognize FFO’s limitations when compared to GAAP’s income from continuing operations. FFO does not represent amounts available for needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties. We do not use FFO as an indicator of our cash obligations and funding requirement for future commitments, acquisition or development activities. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs, including the payment of dividends. FFO should not be considered as an alternative to net income (computed in accordance with GAAP) or as an alternative to cash flow as a measure of liquidity. FFO is simply used as an additional indicator of our operating performance.

      The following table illustrates the calculation of FFO (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Net income	$1,307	$3,846	$9,410	$6,479
Add:
Depreciation and amortization expense	6,906	5,744	19,848	16,424
Loss on sale of depreciable property	62	250	1,465	1,617
Minority interest in partnership:
Continuing operations	253	775	1,688	1,440
Discontinued operations	—	9	2	35

Funds from operations	8,528	10,624	32,413	25,995
Less:
Preferred stock dividends	(1,664)	(594)	(3,150)	(1,782)

Funds from operations available to common shareholders(1)	$6,864	$10,030	$29,263	$24,213

Weighted average equivalent shares outstanding(2) Basic	19,751	17,399	19,743	16,085

Diluted	19,956	17,599	19,949	16,260

Supplemental disclosure:
Straight-line rental income	$476	$330	$1,628	$1,367

(1)	Series B preferred shares are not convertible into common shares. Therefore they are excluded from the calculation. Series C preferred shares are convertible into common shares at a conversion price of $28.50 per share. The Series C preferred shares have been excluded from the weighted average equivalent total shares outstanding as they are antidilutive.

(2)	Basic weighted average shares outstanding represents the weighted average total shares outstanding, which includes common shares and assumes the redemption of all Operating Partnership Units for common shares. Diluted weighted average shares outstanding represents the basic weighted average common shares outstanding and the dilutive impact of in-the-money stock options.

Capital Expenditures

      During the nine months ended September 30, 2004, we spent approximately $5.6 million on revenue-generating capital expenditures including tenant allowances, leasing commissions paid to third-party brokers, legal costs relative to lease documents, and capitalized leasing and construction costs. These types of costs generate a return through rents from tenants over the term of their leases. Revenue-enhancing capital expenditures, including expansions, renovations or repositionings, were approximately $12.3 million. Revenue neutral capital expenditures, such as roof and parking lot repairs, which are expenses that are anticipated to be recovered from tenants, amounted to approximately $1.5 million.

Inflation

      Inflation has been relatively low in recent years and has not had a significant detrimental impact on our results of operations. Should inflation rates increase in the future, substantially all of our tenant leases contain provisions designed to partially mitigate the negative impact of inflation. Such lease provisions include clauses that require our tenants to reimburse us for real estate taxes and many of the operating expenses we incur. Also, many of our leases provide for periodic increases in base rent which are either of a fixed amount or based on changes in the consumer price index and/or percentage rents (where the tenant pays us rent based on a percentage of its sales). We believe that any inflationary increases in our expenses should be substantially offset by increased expense reimbursements, contractual rent increases and/or increased receipts from percentage rents. Therefore, we expect the effects of inflation and other changes in prices would not have a material impact on the results of our operations.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

      We have exposure to interest rate risk on our variable rate debt obligations. We are not subject to any foreign currency exchange rate risk or commodity price risk, or other material rate or price risks. Based on our debt and interest rates and the interest rate swap agreements in effect at September 30, 2004, a 100 basis point change in interest rates would affect our annual earnings and cash flows by approximately $368,600. We believe that a 100 base point change in interest rates would not have a material impact on the fair value of our total outstanding debt.

      Under terms of various debt agreements, we are required to maintain interest rate swap agreements to reduce the impact of changes in interest rate on our floating rate debt. We have interest rate swap agreements with an aggregate notional amount of $75.0 million at September 30, 2004. Based on rates in effect at September 30, 2004, the agreements for notional amounts aggregating $75.0 million provide for fixed rates ranging from 4.4% to 4.7% and expire at various dates through December 2005. We are exposed to credit loss in the event of non-performance by the counter party to the interest rate swap agreements, however we do not anticipate non-performance by the counter party.

      The following table sets forth information as of September 30, 2004 concerning our long-term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates of maturing amounts and fair market value.

	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value

Fixed-rate debt	$1,797	$83,802	$105,090	$61,734	$102,750	$216,575	$571,748	$607,468
Average interest rate	7.48%	4.78%	8.22%	7.08%	5.36%	6.50%	6.43%	4.38%
Variable-rate debt	$60	$31,760	$480	$480	$480	$3,600	$36,860	$36,860
Average interest rate	4.64%	3.68%	4.64%	4.64%	4.64%	4.64%	3.81%	3.81%

      We estimated the fair value of fixed rate mortgages using a discounted cash flow analysis, based on our incremental borrowing rates for similar types of borrowing arrangements with the same remaining maturity. Considerable judgment is required to develop estimated fair values of financial instruments. The fair value of our fixed rate debt is greater than the carrying amount, settlement at the reported fair value may not be possible or may not be a prudent management decision. The estimates presented herein are not necessarily indicative of the amounts we could realize on disposition of the financial instruments

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

PART II — OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.	Description

10.68	Contract of Sale and Purchase dated June 29, 2004 between Ramco Development LLC and NWC Glades 441, Inc., Diversified Invest II, LLC and Diversified Invest III, LLC in the amount of $126,000,000 to purchase Mission Bay Plaza and Plaza at Delray shopping centers.
10.69	Assumption of Liability and Modification Agreement dated August 12, 2004 in the amount of $7,000,000, between Centre at Woodstock, LLC (“Borrower”), Ramco Woodstock LLC (“Purchaser”) and Wells Fargo Bank, N.A. as Trustee for registered holders of First Union Commercial Mortgage Trust Commercial Mortgage Pass-Through Certificates Fund Series 1999-C1 (“Lender”).
10.70	Substitution of Guarantor, dated August 12, 2004 by Ramco-Gershenson Properties, L.P., James C. Wallace, Jr., and Wells Fargo Bank, N.A. as Trustee for registered holders of First Union Commercial Mortgage Trust Commercial Mortgage Pass-Through Certificates Fund Series 1999-C1 (“Lender”).
Ex - 31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Ex - 31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Ex - 32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(b) Reports On Form 8-K

      Not applicable.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

RAMCO-GERSHENSON PROPERTIES TRUST

By:	/s/ DENNIS GERSHENSON

Dennis Gershenson
Chief Executive Officer

Date: November 8, 2004

By:	/s/ RICHARD J. SMITH

Richard J. Smith
Chief Financial Officer
(Principal Accounting Officer)

Date: November 8, 2004

EXHIBIT INDEX

Exhibit No.	Description

10.68	Contract of Sale and Purchase dated June 29, 2004 between Ramco Development LLC and NWC Glades 441, Inc., Diversified Invest II, LLC and Diversified Invest III, LLC in the amount of $126,000,000 to purchase Mission Bay Plaza and Plaza at Delray shopping centers.
10.69	Assumption of Liability and Modification Agreement dated August 12, 2004 in the amount of $7,000,000, between Centre at Woodstock, LLC (“Borrower”), Ramco Woodstock LLC (“Purchaser”) and Wells Fargo Bank, N.A. as Trustee for registered holders of First Union Commercial Mortgage Trust Commercial Mortgage Pass-Through Certificates Fund Series 1999-C1 (“Lender”).
10.70	Substitution of Guarantor, dated August 12, 2004 by Ramco-Gershenson Properties, L.P., James C. Wallace, Jr., and Wells Fargo Bank, N.A. as Trustee for registered holders of First Union Commercial Mortgage Trust Commercial Mortgage Pass-Through Certificates Fund Series 1999-C1 (“Lender”).
Ex - 31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Ex - 31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Ex - 32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.