Form 10-K/A
period 2003-12-31
RAMCO GERSHENSON PROPERTIES TRUST
filed 2004-11-12
CIK 842183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

Amendment No. 2

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer ( as defined in Rule 12b-2 of the Act). Yes ☑ No ☐

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recent completed second fiscal quarter was $337,071,570.

APPLICABLE ONLY TO CORPORATE REGISTRANTS
DOCUMENT INCORPORATED BY REFERENCE
Website access to Company’s Reports
Explanatory Note
SIGNATURES
Report of Independent Registered Public Accounting Firm
10-K/A EXHIBIT INDEX
Consent of Independent Registered Public Accounting Firm
Certification of President and Chief Executive Officer
Certification of Chief Financial Officer
Certification of President and Chief Executive Officer
Certification of Chief Financial Officer

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

Explanatory Note

     This Amendment No.2 to the registrant’s annual report on Form 10-K for the year ended December 31, 2003 is being filed pursuant to Rule 12b-15 for the sole purpose of correcting the Report of Independent Registered Public Accounting Firm. As originally filed, the Form 10-K did not contain a signed copy of the Report of Independent Registered Public Accounting Firm. Accordingly, this Amendment No. 2 is being filed to replace the unsigned copy of the Report of Independent Registered Public Accounting Firm. All information in this Amendment No.2 is as of December 31, 2003 and does not reflect any subsequent information or events other than the change referred to above.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ramco-Gershenson Properties Trust
Dated: November 9, 2004	By:	/s/ Richard J. Smith
Richard J. Smith,
Chief Financial Officer

Report of Independent Registered Public Accounting Firm

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

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

/s/ Deloitte & Touche LLP

Detroit, Michigan
March 5, 2004

10-K/A EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

EX-23.0	Consent of Independent Registered Public Accounting Firm

EX-31.1	Certification of Principal Executive Officer pursuant to Section 302

EX-31.2	Certification of Principal Financial Officer pursuant to Section 302

EX-32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002