Form 10-K
period 2004-12-31
RAMCO GERSHENSON PROPERTIES TRUST
filed 2005-03-31
CIK 842183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number 1-10093
RAMCO-GERSHENSON PROPERTIES TRUST
(Exact name of Registrant as Specified in its Charter)

Maryland (State or Other Jurisdiction of Incorporation or Organization)	13-6908486 (I.R.S. Employer Identification No.)

31500 Northwestern Highway Farmington Hills, Michigan (Address of Principal Executive Offices)	48334 (zip code)
Registrant’s telephone number, including area code: 248-350-9900
Securities Registered Pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	On Which Registered

Common Shares of Beneficial Interest, $0.01 Par Value Per Share	New York Stock Exchange
Series B Cumulative Preferred Shares, $0.01 Par Value Per Share	New York Stock Exchange
Series C Cumulative Convertible Preferred Shares, $0.01 Par Value Per Share	New York Stock Exchange
Securities Registered Pursuant to Section 12 (g) of the Act:
None
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒  No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).      Yes ☒  No ☐
      The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recent completed second fiscal quarter was $407,593,207.
APPLICABLE ONLY TO CORPORATE REGISTRANTS
      Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.
16,833,441 common shares outstanding as of March 28, 2005.
DOCUMENT INCORPORATED BY REFERENCE
      Portions of the 2004 Ramco-Gershenson Properties Trust Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the annual meeting of shareholders to be held on June 7, 2005 are incorporated by reference into Part III.
Website access to Company’s Reports, Codes and Charters
      Ramco-Gershenson Properties Trust website address is located at www.rgpt.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15 (d) of the Exchange Act are available free of charge through our website as soon as reasonably possible after they are electronically filed with, or furnished to, the Securities and Exchange Commission. Our code of ethics for principal officers, our corporate governance guidelines and the charters of the Audit, Compensation and Nomination and Governance committees of our board of trustees, are also posted on our website and are available in print upon request.

	Item		Page

PART I	1.	Business	2
	2.	Properties	8
	3.	Legal Proceedings	14
	4.	Submission of Matters to a Vote of Security Holders	14
PART II	5.	Market for Registrant’s Common Equity and Related Stockholder Matters	15
	6.	Selected Financial Data	16
	7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
	7A.	Quantitative and Qualitative Disclosures About Market Risk	33
	8.	Financial Statements and Supplementary Data	33
	9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	33
	9A.	Controls and Procedures	33
	9B.	Other Information	36
PART III	10.	Directors and Executive Officers of the Registrant	37
	11.	Executive Compensation	37
	12.	Security Ownership of Certain Beneficial Owners and Management	37
	13.	Certain Relationships and Related Transactions	37
	14.	Principal Accountant Fees and Services	37
PART IV	15.	Exhibits and Financial Statement Schedules	37
Consent To Transfer Of Property And Assumption
Reaffirmation, Consent To Transfer And Substitution Of Indemnitor
Reaffirmation, Consent To Transfer And Substitution Of Indemnitor
Amended And Restated Limited Partnership Agreement
First Amendment To Fourth Amended And Restated Master Revolving Credit Agreement
First Amendment to Second Amended And Restated Unsecured Revolving Loan Agreement
Summary Of Compensation For The Board Of Trustees
Nonstatutory Stock Option Agreement
Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
Code Of Business Conduct And Ethics
Subsidiaries
Consent of Deloitte & Touche LLP
Certification of Dennis E. Gershenson as Principal Executive Officer
Certification of Richard J. Smith as Principal Financial Officer
Section 906 Certification of Dennis E. Gershenson as President and CEO
Section 906 Certification of Richard J. Smith as CFO

      The Company restated the accompanying financial statements for 2003 and 2002 to reflect adjustments for misstatements the Company identified in February and March 2005. We determined that the Company had understated its liability for employee bonuses and overstated assets, including leasing costs, related to former tenants. In addition, the Company evaluated the accounting for rental revenues as a result of the views expressed by the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”) in a February 2005 letter to the American Institute of Certified Public Accountants. Our evaluation resulted in restating 2003 and 2002 revenue related to the initial timing of recognition of straight line rent. The restatement of our Consolidated Balance Sheet as of December 31, 2003 resulted in a decrease in assets of $700,000 and increase in accrued liabilities of $1.0 million. The restatement of our Consolidated Statements of Income and Comprehensive Income decreased net income by $615,000 and $443,000 for the years ended December 31, 2003 and 2002, respectively.
      Unless otherwise expressly stated, all financial information contained herein is presented inclusive of these revisions. See Note 3 of the Notes to Consolidated Financial Statements.
PART I

Item 1.	Business.
General
      Ramco-Gershenson Properties Trust is a Maryland real estate investment trust organized pursuant to Articles of Amendment and Restatement of Declaration of Trust, dated October 2, 1997.
      The terms “we”, “our” or “us” refer to Ramco-Gershenson Properties Trust and/or its predecessors. Our principal office is located at 31500 Northwestern Highway, Suite 300, Farmington Hills, Michigan 48334.
      RPS Realty Trust, a Massachusetts business trust, was formed on June 21, 1988 to be a diversified growth-oriented real estate investment trust (“REIT”). From 1988 until April 30, 1996, RPS Realty Trust was primarily engaged in the business of owning and managing a participating mortgage loan portfolio, and, through its wholly-owned subsidiaries, owning and operating eight real estate properties.
      In May 1996, our predecessor, RPS Realty Trust, acquired the Ramco-Gershenson interests through a reverse merger, including substantially all the shopping centers and retail properties as well as the management company and business operations of Ramco-Gershenson, Inc. and certain of its affiliates. The resulting trust changed its name to Ramco-Gershenson Properties Trust and Ramco-Gershenson, Inc.’s officers assumed management responsibility. The trust also changed its operations from a mortgage REIT to an equity REIT and contributed certain mortgage loans and real estate properties to Atlantic Realty Trust, an independent, newly formed liquidating real estate investment trust.
      In 1997, with approval from our shareholders, we changed our state of organization from Massachusetts to Maryland by terminating the Massachusetts trust and merging into a newly formed Maryland real estate investment trust.
      We conduct substantially all of our business, and hold substantially all of our interests in our properties, through our operating partnership, Ramco-Gershenson Properties, L.P. (“Operating Partnership”), either directly or indirectly through partnerships or limited liability companies which hold fee title to the properties. We have the exclusive power to manage and conduct the business of our operating partnership. As of December 31, 2004, we owned approximately 85.2% of the interests in our operating partnership.
      Operations of the Company. We are engaged in the business of owning, developing, acquiring, managing and leasing community shopping centers in the midwestern, southeastern and mid-Atlantic regions of the United States. As of December 31, 2004, we had a portfolio of 74 shopping centers, with more than 15,300,000 square feet of gross leasable area (“GLA”), located in 13 states.
      According to the Urban Land Institute, shopping centers are typically organized in five categories: convenience, neighborhood, community, regional and super regional centers. The shopping centers are distinguished by various characteristics, including center size, the number and type of anchor tenants and the types of products sold.
      Convenience centers include at least three tenants with a GLA of up to 30,000 square feet and are generally anchored by a tenant that provides personal/convenience service such as a mini-market.
      Neighborhood centers provide for the sale of personal services and goods for the day-to-day living of the immediate neighborhood. Average GLA of a neighborhood center is approximately 60,000 square feet. These centers may include a grocery store.
      Community centers provide, in addition to convenience goods and personal services offered by neighborhood centers, a wider range of soft and hard line goods. Average gross leasable area of a community center ranges between 100,000 and 500,000 square feet. The center may include a grocery store, discount department store, super drug store, and several specialty stores. In some cases a community center may be classified as a power center. A power center may have over 1,000,000 square feet of GLA and include several category specific off-price anchors of 20,000 or more square feet. These anchors typically emphasize hard goods such as consumer electronics, sporting goods, office supplies, home furnishings and home improvement goods.
      Regional centers, also known as regional malls, are built around two or more full line department stores of generally not less than 50,000 square feet. Their typical size ranges from 250,000 square feet to about 900,000 square feet. Regional malls provide services typical of a business district but are not as extensive as those provided by a super regional mall.
      Super regional centers, also known as super regional malls are built around three or more full line department stores of generally not less than 75,000 square feet. Their typical size ranges from 500,000 square feet to more than 1,500,000 square feet. These centers offer an extensive variety of general merchandise, apparel, furniture and home furnishings.
Properties
      As of December 31, 2004, we owned and operated a portfolio of 74 shopping centers totaling approximately 15.3 million square feet of GLA located in 13 states. Our properties consist of 73 community shopping centers, of which thirteen are power centers and two are single tenant facilities. We also own one enclosed regional mall.
      We are predominantly a community shopping center company with a focus on acquiring, developing and managing centers primarily anchored by grocery stores and nationally recognized discount department stores. We believe that centers with a grocery and/or discount component attract consumers seeking value-priced products. Since these products are required to satisfy everyday needs, customers usually visit the centers on a weekly basis. Our shopping centers are focused in metropolitan trade areas in the midwestern and the southeastern regions of the United States. We also own and operate three centers in the mid-Atlantic region of the United States. Our anchor tenants include Wal-Mart, Target, Kmart, Kohl’s, Home Depot and Lowe’s Home Improvement. Approximately 55% of our community shopping centers have grocery anchors, including Publix, Kroger, A&P, Super Value, Shop Rite, Kash ‘n Karry, Giant Eagle and Meijer.
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
      Our business objective and operating strategy is to increase funds from operations and cash available for distribution per share through internal and external growth. We expect to achieve internal growth and to enhance the value of our properties by increasing their rental income over time through (i) contractual rent increases, (ii) the leasing and re-leasing of available space at higher rental levels, and (iii) the selective renovation of the properties. We intend to achieve external growth through the selective development of new shopping center properties, the acquisition of shopping center properties directly or through one or more joint venture entities, and the expansion and redevelopment of existing properties. From time to time we have sold mature properties, which have less potential for growth, and redeployed the proceeds from those sales to fund acquisition, development and redevelopment activities, to repay variable rate debt and to repurchase outstanding shares.
      As part of our ongoing business strategy, we continue to expand and redevelop existing properties in our shopping center portfolio, depending on tenant demands and market conditions. We plan to take advantage of attractive purchase opportunities by acquiring additional shopping center properties in underserved, attractive and/or expanding markets. We also seek to acquire strategically located, quality shopping centers that (i) have leases at rental rates below market rates, (ii) have potential for rental and/or occupancy increases or (iii) offer cash flow growth or capital appreciation potential where we have financial strength, or expansion or redevelopment capabilities which can enhance value, and provide anticipated total returns that will increase our cash available for distribution per share. During 2004, we acquired eight properties at an aggregate cost of $248.4 million. We believe we have an aggressive approach to repositioning, renovating and expanding our shopping centers. Our management team assesses each of our centers annually to identify redevelopment opportunities and proactively engage in value-enhancing activities. Through these efforts, we have improved property values and increased operating income. Our management team also keeps our centers attractive, well-tenanted and properly maintained. In addition, we will continue our strategy to sell non-core assets when properties are not viable redevelopment candidates.
Employment
      As of December 31, 2004, we employed 99 corporate employees, including six executives and two executive support personnel, 30 employees in asset management, 14 employees in development and construction, three employees in acquisitions, 18 employees in financial and treasury services, 15 employees in lease administration, seven employees in human resources and office services and four employees in information services. In addition, at December 31, 2004, we employed 42 on-site shopping center maintenance personnel. We believe that our relations with our employees are good. None of our employees are unionized.
Equity Transactions
      In June 2004, we issued 1,889,000 Series C Cumulative Convertible Preferred shares in a public offering, resulting in approximately $51.7 million of net proceeds.
Developments and Redevelopment
      We currently have three shopping centers under development. All of the centers are anchored by strong, national tenants in areas that are demonstrating exceptional population growth.
      In December, we formed a joint venture with Clarion Lion Properties Fund, a private equity real estate fund advised by ING Clarion Partners. The joint venture will acquire up to $450.0 million of stable, well-located community shopping centers in the Southeastern and Midwestern United States. We and Clarion Lion Properties Fund have committed to contribute equity capital of $54.0 million and $126.0 million, respectively to the venture. During 2004, we entered into purchase agreements for nine shopping centers in Florida and Michigan with an aggregate purchase price of $266.3 million. As of December 2004, three centers had been purchased by the joint venture for a total purchase price of $48.0 million. The remaining six shopping centers have been purchased by the joint venture during the first quarter of 2005. This joint venture has 24 months to invest the balance of the $450.0 million capital.
      In December, we acquired approximately 293 usable acres of land in Jacksonville, Florida. The shopping complex will be anchored by Wal-Mart and will comprise over one million square feet of GLA when completed. We anticipate that the shopping center will be developed with a joint venture partner. We acquired 164 acres of usable land in a taxable REIT subsidiary to facilitate land sales. Approximately 98 acres were sold to a residential developer and 18.6 acres were sold to Wal-Mart. Total cost for the entire project is estimated at $88.5 million.

      In June, we commenced construction of the 400,000 square foot Gaines Marketplace in Gaines Township, Michigan. The development, which is part of an unconsolidated joint venture, will be anchored by a 210,400 square foot Meijer Superstore and a 124,000 square foot Target. Additional tenants are Staples, Logan’s Road House, Panera Bread and Applebee’s. Tenants will begin opening in the spring of 2005. The estimated cost of the project is $10.0 million.
      Also during the year, we made substantial progress at our Home Depot-anchored Beacon Square shopping center in Grand Haven, Michigan, which is part of an unconsolidated joint venture. The first phase of the shopping center is open with additional tenants scheduled to open throughout the spring and summer of 2005. At completion, the shopping center will contain approximately 176,000 square feet at an estimated cost of $9.0 million.
      During 2004, we completed several redevelopment projects. Phase II of Tel-Twelve in Southfield, Michigan opened in 2004 at a cost of $7.1 million and included a Pier I Imports, Michael’s Crafts and an 11,000 square foot outlot building. Meijer is currently constructing a store at Tel-Twelve which will replace the now-demolished Kmart store. At our West Oaks I shopping center in Novi, Michigan, Gander Mountain replaced Kmart in a 90,000 square foot facility at a cost of $5.7 million. At our Roseville Towne Center in Roseville, Michigan, Marshall’s has relocated and expanded their 26,000 square foot store to a 50,000 square foot Marshalls Megastore at a cost of $3.7 million. At our Southfield Plaza shopping center in Southfield, Michigan, Staples has replaced F&M in a 30,600 square feet facility at a cost of $2.2 million.
      During 2004, we commenced several redevelopment projects. At our Northwest Crossing shopping center located in Knoxville, Tennessee, Wal-Mart is expanding their existing store from 139,000 square feet to a 208,000 square foot supercenter. We added a 31,000 square foot Ross Dress for Less and are currently in negotiations with two mid-box users to fill the majority of a vacant 35,000 square foot space. Total cost for the project is approximately $4.6 million. At Cox Creek Plaza located in Florence, Alabama, we sold a portion of our shopping center and some excess land to Home Depot to facilitate their tenancy in this center. At our New Towne Plaza shopping center located in Canton, Michigan, JoAnn is expanding from their 16,200 square foot store to a 35,300 square foot superstore at an estimated cost of $1.6 million. At Indian Hills in Calhoun, Georgia, a 25,200 square foot Goody’s department store will occupy the last portion of the vacated Wal-Mart space at an estimated cost of $1.2 million.
      During 2004, we continued to make progress on centers currently under redevelopment. We are completing the final tenanting for the Shoppes of Lakeland in Lakeland, Florida at a net cost of $9.1 million. We are also completing the retenanting at our Taylors Square shopping center in Taylors, South Carolina. At this center, Wal-Mart has expanded to a superstore format and we have constructed 29,000 square feet of retail space for the relocation of existing tenants and for new tenant lease up. The estimated cost for this project is $2.8 million.
Competition
      We face competition from similar retail centers within the geographic areas in which our centers operate to renew leases or re-let spaces as leases expire. Some of these competing properties may be newer, better located, better capitalized or better tenanted than our properties. In addition, any new competitive properties that are developed within the trade areas in which we operate may result in increased competition for customer traffic and creditworthy tenants. We may not be able to renew leases or obtain new tenants to whom space may be re-let as leases expire, and the terms of renewals or new leases (including the cost of required renovations or concessions to tenants) may be less favorable to us than current lease terms. Increased competition for tenants may require us to make capital improvements to properties which we would not have otherwise planned to make. In addition, we face competition from alternate forms of retailing, including home shopping networks, mail order catalogues and on-line based shopping services, which may limit the number of retail tenants that desire to seek space in shopping center properties generally. If we are unable to re-let substantial amounts of vacant space promptly, if the rental rates upon a renewal or new lease are significantly lower than expected, or if reserves for costs of re-letting prove inadequate, then our earnings and cash flow could decrease.

Tax Matters
      We first elected to qualify as a REIT for our tax year ended December 31, 1988. Our policy has been and is to operate in such a manner as to qualify as a REIT for federal income tax purposes. If we so qualify, then we will generally not be subject to corporate income tax on amounts we pay as distributions to our shareholders. For any tax year in which we do not meet the requirements for qualifying as a REIT, we will be taxed as a corporation.
      The requirements for qualification as a REIT are contained in sections 856 through 860 of the Internal Revenue Code (the “Code”) and applicable provisions of the Treasury Regulations. Among other requirements, at the end of each fiscal quarter, at least 75% of the value of our total assets must consist of real estate assets (including interests in mortgages on real property and interests in other REITs) as well as cash, cash items and government securities. There are also limitations on the amount of certain types of securities we can hold. Additionally, at least 75% of our gross income for the tax year must be derived from certain sources, which include “rents from real property,” and interest on loans secured by mortgages on real property. An additional 20% of our gross income must be derived from these same sources or from dividends and interest from any source, gains from the sale or other disposition of stock or securities or any combination of the foregoing. We are also generally required to distribute annually at least 90% of our “REIT taxable income” (as defined in the Code) to our shareholders.
      Even if we qualify as a REIT, we may be subject to federal income and excise taxes in various situations, such as if we fail to distribute all of our income. We also will be required to pay a 100% tax on non-arm’s length transactions between us and a TRS (described below) and on any net income from sales of property that the Internal Revenue Service (“IRS”), successfully asserts was property held for sale to customers in the ordinary course. We may be subject to state or local taxation in various state or local jurisdictions, including those in which we transact business. Any taxes imposed on us would reduce our operating cash flow and net income. Our shareholders may be subject to state or local taxation on our distributions in various state and local jurisdictions, including those jurisdictions in which our shareholders reside. The state and local tax laws may not conform to the federal income tax treatment.
      Certain of our operations (property management, asset management, etc.) are conducted through taxable REIT subsidiaries, to each of which we refer as a TRS. A TRS is a C corporation that has not elected REIT status and, as such, is subject to federal corporate income tax. We use the TRS format to facilitate our ability to provide certain services and conduct certain activities that are not generally considered as qualifying REIT activities.
      We were the subject of an IRS examination of our taxable years ended December 31, 1991 through 1995. We refer to this examination as the IRS Audit. On December 4, 2003, we reached an agreement with the IRS with respect to the IRS Audit. We refer to this agreement as the Closing Agreement. Pursuant to the terms of the Closing Agreement (i) our “REIT taxable income” was adjusted for each of the taxable years ended December 31, 1991, 1992, and 1993; (ii) our election to be taxed as a REIT was terminated for the taxable year ended December 31, 1994; (iii) we were not permitted to reelect REIT status for the taxable year ended December 31, 1995; (iv) we were permitted to reelect REIT status for taxable years beginning on or after January 1, 1996; (v) our timely filing of IRS Form 1120-REIT for the taxable year ended December 31, 1996 was treated, for all purposes of the Code, as an election to be taxed as a REIT; (vi) the provisions of the Closing Agreement were expressly contingent upon our payment of “deficiency dividends” (that is, our declaration and payment of a distribution that is permitted to relate back to the year for which the IRS determines a deficiency in order to satisfy the requirement for REIT qualification that we distribute a certain minimum amount of our “REIT taxable income” for such year) in amounts not less than $1.387 million and $809,000 for our 1992 and 1993 taxable years respectively; (vii) we consented to the assessment and collection, by the IRS, of $770,000 in tax deficiencies; (viii) we consented to the assessment and collection, by the IRS, of interest on such tax deficiencies and deficiency dividends and (ix) we agreed that no penalties or other “additions to tax” would be asserted with respect to any adjustments to taxable income required pursuant to the Closing Agreement.

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
      In connection with the incorporation and distribution of all of the shares of Atlantic Realty Trust, or Atlantic, in May 1996, we entered into a tax agreement with Atlantic under which Atlantic assumed all of our tax liabilities arising out of the IRS’ then ongoing examination (which included, but is not otherwise limited to, the IRS Audit), excluding any tax liability relating to any actions or events occurring, or any tax return position taken after May 10, 1996, but including liabilities for additions to tax, interest, penalties and costs relating to covered taxes. We refer to our agreement with Atlantic as the Tax Agreement. In addition, the Tax Agreement provides that, to the extent any tax which Atlantic is obligated to pay under the Tax Agreement can be avoided through the declaration of a “deficiency dividend”, we will make, and Atlantic will reimburse us for the amount of, such deficiency dividend.
      On December 15, 2003, our board of trustees declared a cash dividend in the amount of $2.2 million, payable on January 20, 2004, to common shareholders of record on December 31, 2003. Immediately following the payment of such dividend, we timely filed IRS Form 976, Claim for Deficiency Dividends Deductions by a Real Estate Investment Trust, claiming deductions in the amount of $1.387 million and $809,000 for our 1992 and 1993 taxable years respectively. Our payment of the deficiency dividend was both consistent with the terms of the Closing Agreement and necessary to retain our status as a REIT for each of the taxable years ended December 31, 1992 and 1993. On January 21, 2004, pursuant to the Tax Agreement, Atlantic reimbursed us $2.2 million in recognition of our payment of the deficiency dividend.
      In the notes to the consolidated financial statements of Atlantic’s most recent quarterly report on Form 10-Q filed with the SEC for the quarter ended September 30, 2004, Atlantic has disclosed its liability under the Tax Agreement for the tax deficiencies, deficiency dividend, and interest reflected in the Closing Agreement. As discussed above, on January 21, 2004, Atlantic reimbursed us $2.2 million in recognition of our payment of the deficiency dividend. Atlantic has also paid all other amounts, on behalf of the Company, assessed by the IRS to date. The IRS is currently conducting an examination of us for the taxable years ended December 31, 1996 and 1997, and of one of our subsidiary partnerships for the taxable years ended December 31, 1997, 1998, and 1999. We refer to these examinations collectively as the IRS Examination.
      Certain tax deficiencies, interest, and penalties, which may be assessed against us in connection with the IRS Audit and the IRS Examination, may constitute covered items under the Tax Agreement. We expect to be reimbursed for covered items under the Tax Agreement, but there can be no assurance that we will receive payment from Atlantic or that Atlantic will have sufficient assets to reimburse us for all amounts we must pay to the IRS with respect to such covered items, and we would be required to pay the difference out of our own funds. According to the quarterly report on Form 10-Q filed by Atlantic for its quarter ended September 30, 2004, Atlantic had net assets of approximately $58 million (as determined pursuant to the liquidation basis of accounting). The IRS may also assess taxes against us that Atlantic is not required to pay. Accordingly, the ultimate resolution of any tax liabilities arising pursuant to the IRS Audit and the IRS Examination may have a material adverse effect on our financial position, results of operations and cash flows.
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
      In connection with ownership (direct or indirect), operation, management and development of real properties, we may be potentially liable for remediation, releases or injury. In addition, Environmental Laws impose on owners or operators the requirement of ongoing compliance with rules and regulations regarding business-related activities that may affect the environment. Such activities include, for example, the ownership or use of transformers or underground tanks, the treatment or discharge of waste waters or other materials, the removal or abatement of asbestos-containing materials (“ACMs”) or lead-containing paint during renovations or otherwise, or notification to various parties concerning the potential presence of regulated matters, including ACMs. Failure to comply with such requirements could result in difficulty in the lease or sale of any affected property and/or the imposition of monetary penalties, fines or other sanctions in addition to the costs required to attain compliance. Several of our properties have or may contain ACMs or underground storage tanks (“USTs”); however, we are not aware of any potential environmental liability which could reasonably be expected to have a material impact on our financial position or results of operations. No assurance can be given that future laws, ordinances or regulations will not impose any material environmental requirement or liability, or that a material adverse environmental condition does not otherwise exist.

Item 2.	Properties.
      Our properties are located in 13 states primarily throughout the midwestern, southeastern and mid-Atlantic regions of the United States as follows:

		Annualized Base
	Number of	Rental At	Company
State	Properties	December 31, 2004(1)	Owned GLA

Michigan	28	$42,701,502	5,171,055
Florida	18	27,186,783	2,685,438
Georgia	7	7,143,898	1,018,324
Ohio	4	6,637,271	828,421
Wisconsin	2	3,897,594	538,573
Tennessee	6	3,849,530	863,246
Indiana	1	3,492,105	277,519
New Jersey	1	2,933,677	224,153
Virginia	1	2,458,372	234,542
South Carolina	2	2,239,894	461,679
North Carolina	2	1,998,840	367,108
Maryland	1	1,722,525	251,547
Alabama	1	567,938	100,501

Total	74	$106,829,929	13,022,106

      The above table includes eight properties owned by joint ventures in which we have an equity investment.

      Our properties, by type of center, consist of the following:

		Annualized Base
	Number of	Rental Revenues At	Company
Type of Tenant	Properties	December 31, 2004(1)	Owned GLA

Community shopping centers	73	$103,524,101	12,640,738
Enclosed regional mall	1	3,305,828	381,368

	74	$106,829,929	13,022,106

(1)	“Annualized Base Rental Revenue At December 31, 2004” is equal to December 2004 base rental revenues multiplied by 12.
      Additional information regarding the Properties is included in the Property Schedule on the following pages.

PROPERTY SUMMARY
AS OF DECEMBER 31, 2004

		Year
		Constructed/
		Acquired/Year of
		Latest	Number
		Renovation	of
Property	Location	or Expansion(3)	Units

Alabama
Cox Creek Plaza	Florence, AL	1984/1997/2000	5

Total/ Weighted Average			5

Florida
Coral Creek Shops	Coconut Creek, FL	1992/2002/NA	33
Crestview Corners	Crestview, FL	1986/1997/1993	15
Lantana Shopping Center	Lantana, FL	1959/1996/2002	22
Mission Bay Plaza	Boca Raton, FL	1989/2004/NA	57
Naples Towne Centre	Naples, FL	1982/1996/2003	15
Pelican Plaza	Sarasota, FL	1983/1997/NA	31
Plaza at Delray	Delray Beach, FL	1979/2004/NA	48
Publix at River Crossing	New Port Richey, FL	1998/2003/NA	15
Rivertowne Square	Deerfield Beach, FL	1980/1998/NA	22
Shenandoah Square(7)	Davie, FL	1989/2001/NA	47
Shoppes of Lakeland	Lakeland, FL	1985/1996/NA	22
Southbay Shopping Center	Osprey, FL	1978/1998/NA	19
Sunshine Plaza	Tamarac, FL	1972/1996/2001	28
The Crossroads	Royal Palm Beach, FL	1988/2002/NA	36
Treasure Coast Commons(13)	Jensen Beach, FL	1996/2004/NA	3
Village Lakes Shopping Center	Land O’ Lakes, FL	1987/1997/NA	24
Village Plaza(13)	Lakeland, FL	1989/2004/NA	27
Vista Plaza(13)	Jensen Beach, FL	1998/2004/NA	9

Total/ Weighted Average			473

Georgia
Centre at Woodstock	Woodstock, GA	1997/2004/NA	15
Conyers Crossing	Conyers, GA	1978/1998/1989	15
Holcomb Center	Alpharetta, GA	1986/1996/NA	22
Horizon Village	Suwanee, GA	1996/2002/NA	22
Indian Hills	Calhoun, GA	1988/1997/NA	18
Mays Crossing	Stockbridge, GA	1984/1997/1986	19
Promenade at Pleasant Hill	Duluth, GA	1993/2004/NA	35

Total/ Weighted Average			146

Indiana
Merchants’ Square	Carmel, IN	1970/2004/NA	52

Total/ Weighted Average			52

Maryland
Crofton Centre	Crofton, MD	1974/1996/NA	17

Total/ Weighted Average			17

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Total Shopping Center GLA:

	Anchors:

			Total	Non-
	Anchor	Company	Anchor	Anchor
Property	Owned	Owned	GLA	GLA	Total

Alabama
Cox Creek Plaza		92,901	92,901	7,600	100,501

Total/ Weighted Average	—	92,901	92,901	7,600	100,501

Florida
Coral Creek Shops		42,112	42,112	67,200	109,312
Crestview Corners		79,603	79,603	32,015	111,618
Lantana Shopping Center		61,166	61,166	61,848	123,014
Mission Bay Plaza		159,147	159,147	113,718	272,865
Naples Towne Centre	32,680	102,027	134,707	32,680	167,387
Pelican Plaza		35,768	35,768	70,105	105,873
Plaza at Delray		193,967	193,967	137,529	331,496
Publix at River Crossing		37,888	37,888	24,150	62,038
Rivertowne Square		70,948	70,948	65,699	136,647
Shenandoah Square(7)		42,112	42,112	81,500	123,612
Shoppes of Lakeland	123,400	122,441	245,841	59,447	305,288
Southbay Shopping Center		31,700	31,700	64,990	96,690
Sunshine Plaza		175,834	175,834	69,825	245,659
The Crossroads		42,112	42,112	77,980	120,092
Treasure Coast Commons(13)		92,979	92,979	—	92,979
Village Lakes Shopping Center		125,141	125,141	61,335	186,476
Village Plaza(13)		64,504	64,504	76,088	140,592
Vista Plaza(13)		87,191	87,191	22,689	109,880

Total/ Weighted Average	156,080	1,566,640	1,722,720	1,118,798	2,841,518

Georgia
Centre at Woodstock		51,420	51,420	35,328	86,748
Conyers Crossing		138,915	138,915	31,560	170,475
Holcomb Center		39,668	39,668	64,385	104,053
Horizon Village		47,955	47,955	49,046	97,001
Indian Hills		97,930	97,930	35,200	133,130
Mays Crossing		100,244	100,244	37,040	137,284
Promenade at Pleasant Hill		199,133	199,133	90,500	289,633

Total/ Weighted Average	—	675,265	675,265	343,059	1,018,324

Indiana
Merchants’ Square	80,000	69,504	149,504	208,015	357,519

Total/ Weighted Average	80,000	69,504	149,504	208,015	357,519

Maryland
Crofton Centre		176,376	176,376	75,171	251,547

Total/ Weighted Average	—	176,376	176,376	75,171	251,547

[Additional columns below]

[Continued from above table, first column(s) repeated]

				Annualized Base
	Company Owned GLA			Rent

Property	Total	Leased	Occupancy	Total	PSF	Anchors(9)

Alabama
Cox Creek Plaza	100,501	100,501	100.0%	$567,938	$5.65	Goody’s, Toy’s R Us, Old Navy

Total/ Weighted Average	100,501	100,501	100.0%	$567,938	$5.65

Florida
Coral Creek Shops	109,312	108,262	99.0%	$1,534,495	$14.17	Publix
Crestview Corners	111,618	101,968	91.4%	$457,470	$4.49	Big Lots, Beall’s Outlet, Chandler Furniture
Lantana Shopping Center	123,014	123,014	100.0%	$1,256,191	$10.21	Publix
Mission Bay Plaza	272,865	265,232	97.2%	$4,438,883	$16.74	Albertsons, LA Fitness Sports Club, OfficeMax, Toys ’R’ Us
Naples Towne Centre	134,707	127,683	94.8%	$725,838	$5.68	Florida Food & Drug(1), Save- A-Lot, Beall’s
Pelican Plaza	105,873	83,302	78.7%	$882,145	$10.59	Linens ’n Things
Plaza at Delray	331,496	322,815	97.4%	$4,537,216	$14.06	Books A Million, Linens ’n Things, Marshall’s Publix, Regal Cinemas, Staples
Publix at River Crossing	62,038	62,038	100.0%	$689,222	$11.11	Publix
Rivertowne Square	136,647	130,400	95.4%	$1,153,825	$8.85	Winn-Dixie, Office Depot
Shenandoah Square(7)	123,612	115,712	93.6%	$1,672,850	$14.46	Publix
Shoppes of Lakeland	181,888	132,969	73.1%	$1,269,178	$9.54	Michael’s, Ashley Furniture, Target(1)
Southbay Shopping Center	96,690	77,116	79.8%	$502,243	$6.51	Beall’s Coastal Home
Sunshine Plaza	245,659	212,784	86.6%	$1,619,948	$7.61	Publix, Old Time Pottery
The Crossroads	120,092	117,817	98.1%	$1,585,495	$13.46	Publix
Treasure Coast Commons(13)	92,979	92,979	100.0%	$1,077,828	$11.59	Barnes & Noble, OfficeMax, Sports Authority
Village Lakes Shopping Center	186,476	186,476	100.0%	$1,058,568	$5.68	Kash ’N Karry Food Store, Wal-Mart
Village Plaza(13)	140,592	125,792	89.5%	$1,315,656	$10.46	Circuit City, Staples
Vista Plaza(13)	109,880	109,880	100.0%	$1,409,732	$12.83	Bed, Bath & Beyond, Circuit City, Michael’s

Total/ Weighted Average	2,685,438	2,496,239	93.0%	$27,186,783	$10.89

Georgia
Centre at Woodstock	86,748	85,548	98.6%	$1,011,305	$11.82	Publix
Conyers Crossing	170,475	170,475	100.0%	$903,039	$5.30	Burlington Coat Factory, Hobby Lobby
Holcomb Center	104,053	50,964	49.0%	$458,444	$9.00
Horizon Village	97,001	95,601	98.6%	$1,133,048	$11.85	Publix
Indian Hills	133,130	122,730	92.2%	$744,448	$6.07	Goody’s, Ingles Market, Tractor Supply
Mays Crossing	137,284	101,184	73.7%	$604,013	$5.97	Big Lots, Dollar Tree
Promenade at Pleasant Hill	289,633	264,633	91.4%	$2,289,601	$8.65	Old Time Pottery, Publix

Total/ Weighted Average	1,018,324	891,135	87.5%	$7,143,898	$8.02

Indiana
Merchants’ Square	277,519	268,917	96.9%	$3,492,105	$12.99	Marsh(1), Cost Plus, Hobby Lobby

Total/ Weighted Average	277,519	268,917	96.9%	$3,492,105	$12.99

Maryland
Crofton Centre	251,547	251,547	100.0%	$1,722,525	$6.85	Super Valu, Kmart, Leather Expo

Total/ Weighted Average	251,547	251,547	100.0%	$1,722,525	$6.85

		Year
		Constructed/
		Acquired/Year of
		Latest	Number
		Renovation	of
Property	Location	or Expansion(3)	Units

Michigan
Auburn Mile	Auburn Hills, MI	2000/1999/NA	9
Beacon Square(12)	Grand Haven, MI	2004/2004/NA	1
Clinton Pointe	Clinton Twp., MI	1992/2003/NA	14
Clinton Valley Mall	Sterling Heights, MI	1977/1996/2002	10
Clinton Valley	Sterling Heights, MI	1985/1996/NA	12
Eastridge Commons	Flint, MI	1990/1996/2001(10)	16
Edgewood Towne Center	Lansing, MI	1990/1996/2001(10)	15
Fairlane Meadows	Dearborn, MI	1987/2003/NA	23
Fraser Shopping Center	Fraser, MI	1977/1996/NA	8
Gaines Marketplace(12)	Gaines Twp., MI	2004/2004/NA	1
Hoover Eleven	Warren, MI	1989/2003/NA	56
Jackson Crossing	Jackson, MI	1967/1996/2002	65
Jackson West	Jackson, MI	1996/1996/1999	5
Kentwood Towne Centre(2)	Kentwood, MI	1988/1996/NA	18
Lake Orion Plaza	Lake Orion, MI	1977/1996/NA	9
Lakeshore Marketplace	Norton Shores, MI	1996/2003/NA	23
Livonia Plaza	Livonia, MI	1988/2003/NA	20
Madison Center	Madison Heights, MI	1965/1997/2000	14
New Towne Plaza	Canton Twp., MI	1975/1996/1998	18
Oak Brook Square	Flint, MI	1982/1996/NA	22
Roseville Towne Center	Roseville, MI	1963/1996/2004	13
Southfield Plaza	Southfield, MI	1969/1996/2003	14
Southfield Plaza Expansion(11)	Southfield, MI	1987/1996/2003	11
Taylor Plaza	Taylor, MI	1970/1996/NA	1
Tel-Twelve	Southfield, MI	1968/1996/2003	21
West Acres Commons(7)	Flint, MI	1998/2001/NA	14
West Oaks I	Novi, MI	1979/1996/2004	7
West Oaks II	Novi, MI	1986/1996/2000	30

Total/ Weighted Average			470

New Jersey
Chester Springs Shopping Center	Chester, NJ	1970/1996/1999	40

Total/ Weighted Average			40

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Total Shopping Center GLA:

	Anchors:

			Total	Non-
	Anchor	Company	Anchor	Anchor
Property	Owned	Owned	GLA	GLA	Total

Michigan
Auburn Mile	386,659	211,298	597,957	29,134	627,091
Beacon Square(12)		—	—	14,600	14,600
Clinton Pointe	112,000	65,735	177,735	69,595	247,330
Clinton Valley Mall		55,175	55,175	97,477	152,652
Clinton Valley		50,262	50,262	51,160	101,422
Eastridge Commons	117,777	124,203	241,980	45,637	287,617
Edgewood Towne Center	209,272	23,524	232,796	62,233	295,029
Fairlane Meadows	175,830	56,586	232,416	80,922	313,338
Fraser Shopping Center		52,784	52,784	23,915	76,699
Gaines Marketplace(12)		200,000	200,000	—	200,000
Hoover Eleven		138,361	138,361	150,571	288,932
Jackson Crossing	254,242	191,923	446,165	189,445	635,610
Jackson West		194,484	194,484	15,837	210,321
Kentwood Towne Centre(2)	101,909	122,390	224,299	61,265	285,564
Lake Orion Plaza		114,574	114,574	14,878	129,452
Lakeshore Marketplace		258,638	258,638	104,610	363,248
Livonia Plaza		90,831	90,831	42,912	133,743
Madison Center		167,830	167,830	59,258	227,088
New Towne Plaza		91,122	91,122	80,643	171,765
Oak Brook Square		57,160	57,160	83,057	140,217
Roseville Towne Center		211,166	211,166	46,635	257,801
Southfield Plaza		128,340	128,340	37,660	166,000
Southfield Plaza Expansion(11)		—	—	19,410	19,410
Taylor Plaza		122,374	122,374	—	122,374
Tel-Twelve		504,981	504,981	47,550	552,531
West Acres Commons(7)		59,889	59,889	35,200	95,089
West Oaks I		226,839	226,839	19,028	245,867
West Oaks II	221,140	90,753	311,893	77,201	389,094

Total/ Weighted Average	1,578,829	3,611,222	5,190,051	1,559,833	6,749,884

New Jersey
Chester Springs Shopping Center		81,760	81,760	142,393	224,153

Total/ Weighted Average	—	81,760	81,760	142,393	224,153

[Additional columns below]

[Continued from above table, first column(s) repeated]

				Annualized Base
	Company Owned GLA			Rent

Property	Total	Leased	Occupancy	Total	PSF	Anchors(9)

Michigan
Auburn Mile	240,432	240,432	100.0%	$1,510,750	$6.28	Best Buy(1), Target(1), Meijer(1), Costco, Joann etc Staples
Beacon Square(12)	14,600	14,600	100.0%	$189,800	$13.00
Clinton Pointe	135,330	116,155	85.8%	$1,146,281	$9.87	OfficeMax, Sports Authority, Target(1)
Clinton Valley Mall	152,652	121,397	79.5%	$1,553,725	$12.80	Office Depot, DSW Shoe Warehouse
Clinton Valley	101,422	60,011	59.2%	$508,952	$8.48	Big Lots
Eastridge Commons	169,840	163,304	96.2%	$1,631,164	$9.99	Farmer Jack (A&P), Staples, Target(1), TJ Maxx
Edgewood Towne Center	85,757	85,757	100.0%	$858,158	$10.01	OfficeMax, Sam’s Club(1), Target(1)
Fairlane Meadows	137,508	132,108	96.1%	$1,993,581	$15.09	Best Buy, Office Depot(5), Target(1), Mervyn’s(1)
Fraser Shopping Center	76,699	65,585	85.5%	$396,672	$6.05	Oakridge Market, Rite- Aid
Gaines Marketplace(12)	200,000	200,000	100.0%	$216,000	$1.08	Meijer
Hoover Eleven	288,932	282,471	97.8%	$3,291,949	$11.65	Kroger, Marshall’s, OfficeMax, TJ Maxx
Jackson Crossing	381,368	373,575	98.0%	$3,305,828	$8.85	Kohl’s Department Store, Sears(1), Target(1) Toys ’R’ Us, Best Buy, Bed, Bath & Beyond, Jackson 10
Jackson West	210,321	210,321	100.0%	$1,600,582	$7.61	Circuit City, Lowe’s, Michael’s, OfficeMax
Kentwood Towne Centre(2)	183,655	175,571	95.6%	$1,424,410	$8.11	Burlington Coat, Hobby Lobby, OfficeMax, Target(1)
Lake Orion Plaza	129,452	122,132	94.3%	$507,109	$4.15	Farmer Jack (A&P), Kmart
Lakeshore Marketplace	363,248	361,354	99.5%	$2,746,341	$7.60	Barnes & Noble, Dunham’s, Elder-Beerman Hobby Lobby, TJ Maxx, Toys ’R’ Us
Livonia Plaza	133,743	133,743	100.0%	$1,370,590	$10.25	Kroger, TJ Maxx
Madison Center	227,088	218,767	96.3%	$1,352,212	$6.18	Dunham’s, Kmart
New Towne Plaza	171,765	169,165	98.5%	$1,493,488	$8.83	Kohl’s Department Store
Oak Brook Square	140,217	119,654	85.3%	$1,074,083	$8.98	Office Depot(5), TJ Maxx
Roseville Towne Center	257,801	226,971	88.0%	$1,449,878	$6.39	Marshall’s, Wal-Mart
Southfield Plaza	166,000	161,420	97.2%	$1,259,176	$7.80	Burlington Coat Factory, Marshall’s, Staples
Southfield Plaza Expansion(11)	19,410	17,610	90.7%	$269,773	$15.32	No Anchor
Taylor Plaza	122,374	—	0.0%	$—	$—
Tel-Twelve	552,531	552,531	100.0%	$5,353,658	$9.69	Circuit City, Meijer, Media Play, Lowe’s Office Depot, DSW Shoe Warehouse, Michael’s
West Acres Commons(7)	95,089	93,689	98.5%	$1,170,822	$12.50	Farmer Jack (A&P)
West Oaks I	245,867	245,867	100.0%	$2,439,098	$9.92	Circuit City, OfficeMax, DSW Shoe Warehouse Home Goods, Michael’s, Gander Mountain
West Oaks II	167,954	166,921	99.4%	$2,587,422	$15.50	Value City Furniture(6), Bed Bath & Beyond(6), Marshall’s, Toys ’R’ Us(1), Petco(1) Kohl’s Department Store(1), Joann etc

Total/ Weighted Average	5,171,055	4,831,111	93.4%	$42,701,502	$8.84

New Jersey
Chester Springs Shopping Center	224,153	224,153	100.0%	$2,933,677	$13.09	Shop-Rite Supermarket, Staples

Total/ Weighted Average	224,153	224,153	100.0%	$2,933,677	$13.09

		Year
		Constructed/
		Acquired/Year of
		Latest	Number
		Renovation	of
Property	Location	or Expansion(3)	Units

North Carolina
Holly Springs Plaza	Franklin, NC	1988/1997/1992	16
Ridgeview Crossing	Elkin, NC	1989/1997/1995	20

Total/ Weighted Average			36

Ohio
Crossroads Centre	Rossford, OH	2001/2001/NA	21
OfficeMax Center	Toledo, OH	1994/1996/NA	1
Spring Meadows Place	Holland, OH	1987/1996/1997	30
Troy Towne Center	Troy, OH	1990/1996/2003	17

Total/ Weighted Average			69

South Carolina
Edgewood Square	North Augusta, SC	1989/1997/1997	15
Taylors Square	Taylors, SC	1989/1997/1995	12

Total/ Weighted Average			27

Tennessee
Cumberland Gallery	New Tazewell, TN	1988/1997/NA	15
Highland Square	Crossville, TN	1988/1997/NA	18
Northwest Crossing	Knoxville, TN	1989/1997/1995	11
Northwest Crossing II	Knoxville, TN	1999/1999/NA	2
Stonegate Plaza	Kingsport, TN	1984/1997/1993	7
Tellico Plaza	Lenoir City, TN	1989/1997/NA	12

Total/ Weighted Average			65

Virginia
Aquia Towne Center	Stafford, VA	1989/1998/NA	38

Total/ Weighted Average			38

Wisconsin
East Town Plaza	Madison, WI	1992/2000/2000	18
West Allis Towne Centre	West Allis, WI	1987/1996/NA	31

Total/ Weighted Average			49

PORTFOLIO TOTAL/ WEIGHTED AVERAGE			1487

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Total Shopping Center GLA:

	Anchors:

			Total	Non-
	Anchor	Company	Anchor	Anchor
Property	Owned	Owned	GLA	GLA	Total

North Carolina
Holly Springs Plaza		124,484	124,484	31,100	155,584
Ridgeview Crossing		168,659	168,659	42,865	211,524

Total/ Weighted Average	—	293,143	293,143	73,965	367,108

Ohio
Crossroads Centre		381,291	381,291	94,154	475,445
OfficeMax Center		22,930	22,930	—	22,930
Spring Meadows Place	275,372	54,071	329,443	131,365	460,808
Troy Towne Center	90,921	107,584	198,505	37,026	235,531

Total/ Weighted Average	366,293	565,876	932,169	262,545	1,194,714

South Carolina
Edgewood Square		207,829	207,829	20,375	228,204
Taylors Square		207,454	207,454	26,021	233,475

Total/ Weighted Average	—	415,283	415,283	46,396	461,679

Tennessee
Cumberland Gallery		73,304	73,304	24,851	98,155
Highland Square		145,147	145,147	35,620	180,767
Northwest Crossing		273,535	273,535	29,933	303,468
Northwest Crossing II		23,500	23,500	4,674	28,174
Stonegate Plaza		127,042	127,042	11,448	138,490
Tellico Plaza		94,805	94,805	19,387	114,192

Total/ Weighted Average	—	737,333	737,333	125,913	863,246

Virginia
Aquia Towne Center		117,195	117,195	117,347	234,542

Total/ Weighted Average	—	117,195	117,195	117,347	234,542

Wisconsin
East Town Plaza	132,995	144,685	277,680	64,274	341,954
West Allis Towne Centre		216,634	216,634	112,980	329,614

Total/ Weighted Average	132,995	361,319	494,314	177,254	671,568

PORTFOLIO TOTAL/ WEIGHTED AVERAGE	2,314,197	8,763,817	11,078,014	4,258,289	15,336,303

[Additional columns below]

[Continued from above table, first column(s) repeated]

				Annualized Base
	Company Owned GLA			Rent

Property	Total	Leased	Occupancy	Total	PSF	Anchors(9)

North Carolina
Holly Springs Plaza	155,584	155,584	100.0%	$877,036	$5.64	Ingles Market, Wal-Mart
Ridgeview Crossing	211,524	205,549	97.2%	$1,121,804	$5.46	Belk Department Store, Ingles Market, Wal- Mart

Total/ Weighted Average	367,108	361,133	98.4%	$1,998,840	$5.53

Ohio
Crossroads Centre	475,445	475,445	100.0%	$3,581,792	$7.53	Home Depot, Target, Giant Eagle, Michael’s Linens ’n Things
OfficeMax Center	22,930	22,930	100.0%	$265,988	$11.60	OfficeMax
Spring Meadows Place	185,436	157,059	84.7%	$1,818,614	$11.58	Dick’s Sporting Goods(6), Media Play(6), Kroger(1), Target(1), TJ Maxx, OfficeMax
Troy Towne Center	144,610	144,610	100.0%	$970,877	$6.71	Sears Hardware, Wal- Mart(1), Kohl’s

Total/ Weighted Average	828,421	800,044	96.6%	$6,637,271	$8.30

South Carolina
Edgewood Square	228,204	177,329	77.7%	$986,263	$5.56	Bi-Lo Grocery, Wal-Mart(5)
Taylors Square	233,475	224,893	96.3%	$1,253,631	$5.57	Wal-Mart

Total/ Weighted Average	461,679	402,222	87.1%	$2,239,894	$5.57

Tennessee
Cumberland Gallery	98,155	93,055	94.8%	$407,226	$4.38	Ingles Market, Wal-Mart
Highland Square	180,767	174,097	96.3%	$885,734	$5.09	Kroger, Wal- Mart(4)
Northwest Crossing	303,468	268,468	88.5%	$1,427,324	$5.32	Wal-Mart, Ross Dress for Less
Northwest Crossing II	28,174	28,174	100.0%	$282,814	$10.04	OfficeMax
Stonegate Plaza	138,490	102,042	73.7%	$444,917	$4.36	Wal-Mart(5)
Tellico Plaza	114,192	78,973	69.2%	$401,515	$5.08	Wal-Mart(4)

Total/ Weighted Average	863,246	744,809	86.3%	$3,849,530	$5.17

Virginia
Aquia Towne Center	234,542	229,942	98.0%	$2,458,372	$10.69	Super Valu(5), Big Lots, Northrop Grumman

Total/ Weighted Average	234,542	229,942	98.0%	$2,458,372	$10.69

Wisconsin
East Town Plaza	208,959	204,041	97.6%	$1,837,989	$9.01	Burlington, Marshalls, JoAnn, Borders, Toys R Us(1), Shopco(1)
West Allis Towne Centre	329,614	289,796	87.9%	$2,059,605	$7.11	Kmart, Kohl’s Supermarket (A&P)(5), Dollar Tree Big Lots

Total/ Weighted Average	538,573	493,837	91.7%	$3,897,594	$7.89

PORTFOLIO TOTAL/ WEIGHTED AVERAGE	13,022,106	12,095,590	92.9%	$106,829,929	$8.83

(1)	Anchor-owned store
(2)	77.87896% general partner interest
(3)	Represents year constructed/acquired/year of latest renovation or expansion by either the Company or the former Ramco Group, as applicable.
(4)	Wal-Mart currently is not occupying its leased premises in this shopping center but remains obligated to pay under the terms of the respective lease agreement. The space leased by Wal-Mart has been subleased to third parties
(5)	Tenant closed — lease obligated
(6)	Owned by others
(7)	40% joint venture interest
(8)	The tenant has vacated the space but is still obligated to pay rent. The space is currently subleased to a third party.
(9)	We define anchor tenants as single tenants which lease 19,000 square feet or more at a property.
(10)	Anchor owned expansion
(11)	50% general partner interest
(12)	10% joint venture interest
(13)	30% joint venture interest

Tenant Information
      The following table sets forth, as of December 31, 2004, information regarding space leased to tenants which in each case, individually account for 2% or more of total annualized base rental revenue from our properties:

	Total	Annualized	% of Annualized	Aggregate	% of Total
	Number of	Base Rental	Base Rental	GLA Leased	Company
Tenant	Stores	Revenue(1)	Revenue	by Tenant	Owned GLA

Wal-Mart	11	$5,390,388	5.1%	1,252,558	9.6%
Publix	10	3,834,621	3.6%	480,840	3.7%
OfficeMax	11	2,835,787	2.7%	254,020	2.0%
TJ Maxx/Marshalls	12	2,754,955	2.6%	365,706	2.8%
A&P/Farmer Jack	4	2,116,093	2.0%	212,612	1.6%
Circuit City	5	2,084,027	2.0%	165,636	1.3%
      Included in the 11 Wal-Mart locations listed in the above table are four locations (representing approximately 372,000 square feet of GLA) which are leased to, but not currently occupied by Wal-Mart, although Wal-Mart remains obligated under the respective lease agreements. The leases for these four Wal-Mart properties expire between 2008 and 2009. Wal-Mart has entered into various subleases with respect to certain of such locations, and sub-tenants currently occupy approximately 63,000 of the 372,000 square feet of GLA.
      The following table sets forth the total GLA leased to anchors, retail tenants, and available space, in the aggregate, of our properties as of December 31, 2004:

	Annualized	% of Annualized		% of Total
	Base Rental	Base Rental	Company	Company
Type of Tenant	Revenue(1)	Revenue	Owned GLA	Owned GLA

Anchor	$54,931,325	51.4%	8,306,787	63.8%
Retail (non-anchor)	51,898,604	48.6%	3,788,803	29.1%
Available	—	—	926,516	7.1%

Total	$106,829,929	100.0%	13,022,106	100.0%

      The following table sets forth as of December 31, 2004, the total GLA leased to national, regional and local tenants, in the aggregate, of our properties.

	Annualized	% of Annualized	Aggregate	% of Total
	Base Rental	Base Rental	GLA Leased	Company
Type of Tenant	Revenue(1)	Revenue	by Tenant	Owned GLA

National	$70,155,555	65.7%	8,232,617	68.1%
Local	20,140,234	18.8%	1,509,557	12.5%
Regional	16,534,140	15.5%	2,353,416	19.4%

Total	$106,829,929	100.0%	12,095,590	100.0%

      The following table sets forth lease expirations for the next five years at our properties assuming that no renewal options are exercised.

				% of
				Annualized		% of Total
		Average Base	Annualized	Base Rental	Leased	Company
		Rental Revenue per	Base Rental	Revenue as of	Company	Owned GLA
	No. of	sq. ft. as of	Revenue as of	12/31/04	Owned GLA	Represented
	Leases	12/31/04 Under	12/31/04 Under	Represented by	Expiring (in	by Expiring
Lease Expiration	Expiring	Expiring Leases	Expiring Leases(1)	Expiring Leases	square feet)	Leases

2005	274	$11.37	$10,005,553	9.4%	880,003	7.3%
2006	209	$11.02	$10,001,461	9.4%	907,483	7.5%
2007	191	$10.21	$9,531,607	8.9%	933,462	7.7%
2008	205	$8.87	$14,737,899	13.8%	1,662,270	13.7%
2009	170	$8.83	$12,796,444	12.0%	1,448,479	12.0%

(1)	“Annualized Base Rental Revenue as of 12/31/04” is equal to December 2004 base rental revenue multiplied by 12.

Item 3.	Legal Proceedings.
      There are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, against or involving us or our properties. See Tax Matters in Item 1.

Item 4.	Submission of Matters to a Vote of Security Holders.
      During the fourth quarter of 2004, no matters were submitted for a vote of our shareholders.

PART II
Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters.
      Market Information — Our common shares are currently listed and traded on the New York Stock Exchange (“NYSE”) under the symbol “RPT”. On March 28, 2005, the last reported sales price of our common shares on the NYSE was $27.13.
      The following table shows high and low closing prices per share for each quarter in 2004 and 2003.

	Share Price

Quarter Ended	High	Low

March 31, 2004	$29.20	$26.98
June 30, 2004	29.00	22.50
September 30, 2004	27.90	24.45
December 31, 2004	32.87	26.41
March 31, 2003	$22.32	$19.44
June 30, 2003	24.95	21.81
September 30, 2003	26.37	23.18
December 31, 2003	28.46	24.15
      Holders — The number of holders of record of our common shares was 2,236 as of March 28, 2005.
      Dividends — Under the Code, a REIT must meet certain requirements, including a requirement that it distribute annually to its shareholders at least 90% of its taxable income. Dividend distributions per common share for the years ended December 31, 2004 and 2003, are summarized as follows.
      We declared the following cash distributions per share to our common shareholders for the years ended December 31, 2004 and 2003:

	Dividend
Record Date	Distribution	Payment Date

March 31, 2004	$0.42	April 20, 2004
June 20, 2004	$0.42	July 1, 2004
September 20, 2004	$0.42	October 1, 2004
December 20, 2004	$0.42	January 3, 2005

	Dividend
Record Date	Distribution	Payment Date

March 31, 2003	$0.42	April 15, 2003
June 30, 2003	$0.42	July 15, 2003
September 30, 2003	$0.42	October 21, 2003
December 31, 2003	$0.55	January 20, 2004
      The December 31, 2003 record date dividend includes a deficiency dividend of $0.13 per common share. A dispute with the IRS with respect to its examination of our taxable years ended December 31, 1991 through 1995 has been resolved and, in connection with such resolution, a cash deficiency dividend of $2.2 million was declared ($0.13 per common share).
      On March 1, 2005, our board of trustees increased the dividend on our common shares from $0.42 per share to $0.4375 per share for the period January 1, 2005 through March 31, 2005 payable to shareholders of record on March 20, 2005. This revised dividend is based on an anticipated annual dividend of $1.75 per share. However, future distributions will be at the discretion of our board of trustees and will depend on our actual net income available to common shareholders, cash flow, financial condition, capital requirements, the annual distribution requirements under REIT provisions of the Code and such other factors as the board of trustees deems relevant.

      We have a Dividend Reinvestment Plan (the “DRP Plan”) which allows our common shareholders to acquire additional common shares by automatically reinvesting cash dividends. Shares are acquired pursuant to the DRP Plan at a price equal to the prevailing market price of such common shares, without payment of any brokerage commission or service charge. Common shareholders who do not participate in the DRP Plan continue to receive cash distributions, as declared.
      Equity compensation plan information required by Item 201(d) of Regulation S-K is incorporated herein by reference from our definitive proxy statement to be filed with the SEC within 120 days after the year covered by this Annual Report.

Item 6.	Selected Financial Data (in thousands, except per share data and number of properties).
      The following table sets forth our selected consolidated financial data and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.

	Year Ended December 31,

	2004	2003(1)	2002(1)	2001(1)	2000(1)

Operating Data:
Total revenue	$131,895	$108,057	$90,835	$89,190	$86,431
Operating income	19,998	10,821	9,624	12,150	12,453
Gain on sales of real estate	2,408	263	—	5,550	3,795
Income from continuing operations	15,105	9,367	7,992	13,082	11,860
Discontinued operations, net of minority interest(2)
Gain on sale of property	—	897	2,164	—	—
Income from operations	15	214	407	898	875
Income before cumulative effect of change in accounting principle	15,120	10,478	10,563	13,945	12,813
Cumulative effect of change in accounting principle(3)	—	—	—	—	(1,264)
Net income	15,120	10,478	10,563	13,945	11,549
Preferred share dividends	(4,814)	(2,375)	(1,151)	(3,360)	(3,360)
Gain on redemption of preferred shares	—	—	2,425	—	—
Net income available to common shareholders	$10,306	$8,103	$11,837	$10,585	$8,189
Earnings Per Share Data:
From continuing operations:
Basic	$0.61	$0.50	$0.88	$1.37	$1.18
Diluted	0.60	0.49	0.87	1.36	1.18
Net income:
Basic	$0.61	$0.58	$1.12	$1.49	$1.14
Diluted	0.60	0.57	1.11	1.49	1.14
Cash dividends declared per common share	$1.68	$1.81	$1.68	$1.68	$1.68
Distributions to common shareholders	$28,249	$22,478	$16,249	$11,942	$12,091
Weighted average shares outstanding:
Basic	16,816	13,955	10,529	7,105	7,186
Diluted	17,031	14,141	10,628	7,125	7,187

	Year Ended December 31,

	2004	2003(1)	2002(1)	2001(1)	2000(1)

Balance Sheet Data:
Cash and cash equivalents	$15,045	$19,883	$9,974	$5,542	$2,939
Accounts receivable, net	26,845	30,109	21,299	17,427	15,637
Investment in real estate (before accumulated depreciation)	1,066,255	830,245	707,092	557,349	557,995
Total assets	1,043,778	826,279	697,898	552,529	559,967
Mortgages and notes payable	633,435	454,358	423,248	347,275	354,008
Total liabilities	673,401	489,318	450,435	371,167	374,439
Minority interest	40,364	42,643	46,586	48,157	47,301
Shareholders’ equity	$330,013	$294,318	$201,003	$133,405	$138,544

Other Data:
Funds from operations available to common shareholders(4)	$41,379	$34,034	$27,883	$31,724	$29,841
Cash provided by operating activities	46,387	26,685	19,266	25,359	17,428
Cash (used in) provided by investing activities	(105,563)	(81,868)	(81,125)	4,971	(13,081)
Cash provided by (used in) financing activities	54,338	65,092	64,300	(27,727)	(7,152)
Number of properties	74	64	59	57	56
Company owned GLA	13,022	11,483	10,006	9,789	10,043
Occupancy rate	92.9%	89.7%	90.5%	95.5%	93.7%

(1)	The financial data for 2003 and prior years have been restated. See Note 3 of the Notes to Consolidated Financial Statements.

(2)	In accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” which we adopted on January 1, 2002, shopping centers that were sold subsequent to December 31, 2001 have been classified as discontinued operations for all periods presented. Shopping centers that were sold prior to January 1, 2002 are included in gain on sales of real estate.

(3)	In 2000, we changed our method of accounting for percentage rental revenue in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.”

(4)	We consider funds from operations, also known as “FFO,” an appropriate supplemental measure of the financial performance of an equity REIT. Under the National Association of Real Estate Investment Trusts (“NAREIT”) definition, FFO represents income before minority interest, excluding extraordinary items, as defined under accounting principles generally accepted in the United States of America (“GAAP”), gains on sales of depreciable property, plus real estate related depreciation and amortization (excluding amortization of financing costs), and after adjustments for unconsolidated partnerships and joint ventures. FFO should not be considered an alternative to GAAP net income as an indication of our performance. We consider FFO to be a useful measure for reviewing our comparative operating and financial performance between periods or to compare our performance to different REITs. However, our computation of FFO may differ from the methodology for calculating FFO utilized by other real estate companies, and therefore, may not be comparable to these other real estate companies. A reconciliation of FFO to net income is included under the heading, “Funds From Operations” in Item 7.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
      The following discussions should be read in conjunction with the consolidated financial statements, the notes thereto, and the comparative summary of selected financial data appearing elsewhere in this report. The financial information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement discussed in Note 3 of the Notes to the Consolidated Financial Statements.

      This document contains forward-looking statements with respect to the operation of certain of our properties. We believe the expectations reflected in the forward-looking statements made in this document are based on reasonable assumptions. Certain factors could cause actual results to vary. These include: our success or failure in implementing our business strategy; economic conditions generally and in the commercial real estate and finance markets specifically; our cost of capital, which depends in part on our asset quality, our relationships with lenders and other capital providers; our business prospects and outlook and general market conditions; changes in governmental regulations, tax rates and similar matters; our continuing to qualify as a REIT; and other factors discussed elsewhere in this document. The forward-looking statements are identified by terminology such as “may,” “will,” “should,” “believe,” “expect,” “estimate,” “anticipate,” “continue,” “predict” or similar terms. Although we believe that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those projected in the forward-looking statements.
Overview
      We are a fully integrated, self-administered, publicly-traded REIT which owns, develops, acquires, manages and leases community shopping centers, single tenant retail properties and one regional mall, in the midwestern, southeastern and mid-Atlantic regions of the United States. At December 31, 2004, our portfolio consisted of 74 shopping centers, of which thirteen are power centers and two are single tenant retail properties, as well as one enclosed regional mall, totaling approximately 15.3 million square feet of gross leasable area.
      Our corporate strategy is to maximize total return for our shareholders by improving operating income and enhancing asset value. We pursue our goal through:

•	A proactive approach to redeveloping, renovating and expanding our shopping centers;

•	The acquisition of community shopping centers, with a focus on grocery and nationally-recognized discount department store anchor tenants;

•	The development of new shopping centers in metropolitan markets where we believe demand for a center exists; and

•	A proactive approach to leasing vacant spaces and entering into new leases for occupied spaces when leases are about to expire.
      We have followed a disciplined approach to managing our operations by focusing primarily on enhancing the value of our existing portfolio through strategic sales and successful leasing efforts and by improving our capital structure through the refinancing of a portion of our variable rate debt with long-term fixed rate debt and one preferred stock offering. We continue to selectively pursue new acquisitions and development opportunities. The highlights of our 2004 activity reflect this strategy:

•	We acquired eight properties at an aggregate cost of $248.4 million.

•	We commenced six redevelopment projects of core assets including the expansion of the Kroger supermarket at our Livonia Plaza in Livonia, Michigan, the expansion of Wal-Mart at Northwest Crossing in Knoxville, Tennessee from 139,000 square feet to a 208,000 square foot supercenter, and the sale of a portion of our Cox Creek Plaza shopping center in Florence, Alabama to Home Depot to facilitate their tenancy in this center.

•	In June 2004, we commenced construction of the 400,000 square foot Gaines Marketplace in Gaines Township, Michigan. In December 2004, we acquired 293 useable acres of land in Jacksonville, Florida that will enable us to develop a 1.2 million square foot shopping center.

•	In December 2004, we entered into a joint venture agreement with the Clarion Lion Properties Fund, a private equity real estate fund advised by ING Clarion Partners, for the purpose of acquiring $450 million of stable, well-located community shopping centers in Michigan, North Carolina, South Carolina, Georgia and Florida. We and Clarion Lion Properties Fund have committed to contribute equity capital of $54.0 million and $126.0 million, respectively, to the entity. As of December 31, 2004, the entity had acquired three centers for a total purchase price of $48.0 million.

•	The strength of our portfolio combined with acquisitions brought into operation since January 1, 2003 allowed us to increase our total revenue by 21.8% in 2004.

•	During 2004, we opened 77 new non-anchor stores, at an average base rent of $12.47 per square foot. We also renewed 98 non-anchor leases, at an average base rent of $12.65 per square foot representing an increase of 9.7% over prior rental rates. In addition, we signed 12 new anchor leases during 2004. Our occupancy for our portfolio was 92.9% as of December 31, 2004.

•	We amended our secured revolving credit facility with Bank of America increasing the facility from $125 million to $160 million and providing us with an option to increase our borrowings by as much as $40 million, for a total of $200 million in available credit. We also reset the interest rate on the facility which now bears interest at a rate of London Interbank Offered Rate (“LIBOR”) plus 1.15% to 1.55% compared to the previous rate of LIBOR plus 1.50% to 2.00%.

•	We also reset the interest rate on our unsecured credit facility which now bears interest at a rate of LIBOR plus 1.85% to 2.25% compared to the previous rate of LIBOR plus 3.25% to 3.75%.

•	In June 2004, we issued 1,889,000 Series C Cumulative Convertible Preferred Shares in a public offering, resulting in approximately $51.7 million of net proceeds.

Critical Accounting Policies
      The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements. It is our opinion that we fully disclose our significant accounting policies in the Notes to our consolidated financial statements. Consistent with our disclosure policies, we include the following discussion related to what we believe to be our most critical accounting policies that require our most difficult, subjective or complex judgment:
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
Accounting for the Impairment of Long-Lived Assets
      We periodically review whether events and circumstances subsequent to the acquisition or development of long-term assets, or intangible assets subject to amortization, have occurred that indicate the remaining estimated useful lives of those assets may warrant revision or that the remaining balance of those assets may not be recoverable. If events and circumstances indicate that the long-lived assets should be reviewed for possible impairment, we use projections to assess whether future cash flows, on a non-discounted basis, for the related assets are likely to exceed the recorded carrying amount of those assets to determine if a write-down is appropriate. If we identify impairment, we will report a loss to the extent that the carrying value of an impaired asset exceeds its fair value as determined by valuation techniques appropriate in the circumstances.

      In determining the estimated useful lives of intangibles assets with finite lives, we consider the nature, life cycle position, and historical and expected future operating cash flows of each asset, as well as our commitment to support these assets through continued investment.
      During 2004, we recognized an impairment loss of $4.8 million related to our 10% investment in PLC Novi West Development. This investment was accounted for by the equity method of accounting. There were no impairment charges for the years ended December 31, 2003 or 2002. See Note 4 of the Notes to Consolidated Financial Statements.
Revenue Recognition
      Shopping center space is generally leased to retail tenants under leases which are accounted for as operating leases. We recognize minimum rents using the straight-line method over the terms of the leases commencing when the tenant takes possession of the space. Certain of the leases also provide for additional revenue based on contingent percentage income which is recorded on an accrual basis once the specified target that triggers this type of income is achieved. The leases also typically provide for tenant recoveries of common area maintenance, real estate taxes and other operating expenses. These recoveries are recognized as revenue in the period the applicable costs are incurred. Revenues from fees and management income are recognized in the period in which the services occur. Lease termination fees are recognized when a lease termination agreement is executed by the parties.
Off Balance Sheet Arrangements
      We have six off balance sheet investments in which we own 50% or less of the total ownership interests. We provide leasing, development and property management services to the joint ventures. These investments are accounted for by the equity method. Our level of control of these joint ventures is such that we are not required to include them as consolidated subsidiaries.
Results of Operations

Comparison of the Year Ended December 31, 2004 to the Year Ended December 31, 2003
     Revenues
      Total revenues increased 22.1% or $23.8 million to $131.9 million for the year ended December 31, 2004 as compared to $108.1 million for the year ended December 31, 2003. Of the $23.8 million increase, $18.4 million was the result of increased minimum rents and $5.2 million was the result of increased recoveries from tenants.
      For purposes of comparison between the years ended December 31, 2004 and 2003, “same center” refers to the shopping center properties owned as of January 1, 2003 and December 31, 2004. We made six acquisitions during 2003 and eight acquisitions in 2004. In addition, we increased our partnership interest in 28th Street Kentwood Associates, which is now included in our consolidated financial statements. These 15 properties are collectively referred to as “Acquisitions” in the following discussion.
      Minimum rents increased 25.1%, or $18.4 million for the year ended December 31, 2004. The increase is primarily related to Acquisitions, as shown in the table below.

	Increase

	Amount
	(millions)	Percentage

Same Center	$2.2	3.0%
Acquisitions	16.2	22.1

	$18.4	25.1%

      The increase in same center minimum rents is principally attributable to the leases of new tenants throughout our same center portfolio in 2004.

      Recoveries from tenants increased 17.6%, or $5.2 million for the year ended December 31, 2004. The increase is primarily related to Acquisitions. The overall recovery ratio was 94.1% for the year ended December 31, 2004, compared to 93.1% for the year ended December 31, 2003. The increase in this ratio is primarily related to the completion of various redevelopment projects during 2004. The following two tables include recovery revenues and related expenses that comprise the recovery ratio.
      The net increase in recoveries from tenants is comprised of the following:

	Increase

	Amount
	(millions)	Percentage

Same Center	$0.03	0.1%
Acquisitions	5.17	17.5

	$5.20	17.6%

      Recoverable operating expenses, including real estate taxes, is a component of our recovery ratio. These expenses increased 16.4%, or $5.2 million for the year ended December 31, 2004.

	Increase (Decrease)

	Amount
	(millions)	Percentage

Same Center	$(0.2)	(0.6)%
Acquisitions	5.4	17.0

	$5.2	16.4%

      For the year ended December 31, 2004, percentage rents decreased $216,000 to $1.0 million, as compared to $1.2 million for the twelve months ended December 31, 2003. The decrease is the result of converting percentage rents for several anchor tenants to fixed minimum rent.
      Fees and management income increased $1.1 million to $2.5 million in 2004 from $1.4 million for 2003. The increase is primarily due to leasing fees earned from our joint venture entity, Ramco Gaines, LLC, the owner of the Gaines Marketplace center. Other income decreased $557,000 to $2.3 million in 2004 from $2.9 million for 2003. The decrease was primarily attributable to lower termination fees earned in 2004 when compared to 2003 offset by $336,000 of bankruptcy distributions received from Kmart Corporation during 2004 for rental expense that was previously written off.
     Expenses
      Total expenses increased 15.1%, or $14.7 million, for the year ended December 31, 2004, as compared to 2003. Real estate taxes and recoverable operating expenses increased $5.2 million, depreciation and amortization increased $4.5 million and general and administrative expenses increased $2.4 million. The increase in real estate taxes and recoverable operating expenses and depreciation and amortization expense is primarily attributable to acquisitions made during the two years ended December 31, 2004.
      Other operating expenses decreased $2.5 million from $4.3 million in 2003 to $1.8 million in 2004. The decrease is principally related to a lease assignment made by Kmart Corporation at our Tel-Twelve shopping center that was accounted for as a lease termination in 2003. As a result, the straight-line rent receivable of approximately $3.0 million was written off in the second quarter of 2003.
      Depreciation and amortization expense increased $4.5 million to $27.5 million as compared to $23.0 million in 2003. Depreciation expense related to acquisitions made in 2003 and 2004 contributed $4.2 million of the increase. Depreciation expense related to same centers contributed $0.3 million of the increase, and such increase primarily related to redevelopment projects completed during 2003 and 2004.
      General and administrative expenses were $11.1 million for the year ended December 31, 2004, as compared to $8.8 million for the same period in 2003. Due to our growth, primarily related to shopping center acquisitions, expansions and developments during the past two years, salaries, bonuses and benefits increased

$1.1 million. During 2004, state and local taxes also increased $1.4 million which was primarily the result of utilizing various tax credits in 2003 reducing the Michigan Single Business Tax for that year.
      In 2004, we incurred an impairment loss of $4.8 million related to our equity investment in PLC Novi West Development.
      Interest expense increased 17.3%, or $5.1 million, for the year ended December 31, 2004. The summary below identifies the increase by its various components.

			Increase
	2004	2003	(Decrease)

	(dollars in thousands)
Average total loan balance	$527,201	$439,187	$88,014
Average rate	6.4%	6.6%	(0.2)%
Total Interest	$33,936	$28,867	$5,069
Amortization of loan fees	1,292	991	301
Capitalized interest and other	(703)	(426)	(277)

	$34,525	$29,432	$5,093

      Income from discontinued operations for the year ended December 31, 2004 consists of $15 of percentage rent revenues net of minority interest for Ferndale Plaza shopping center, which was sold in December 2003. For the year ended December 31, 2003, income from discontinued operations included operating income of Ferndale Plaza for 12 months and the gain on sale of Ferndale of $897,000, net of minority interest.

Comparison of the Year Ended December 31, 2003 to the Year Ended December 31, 2002
     Revenues
      Total revenues increased 19.0% or $17.2 million to $108.0 million for the year ended December 31, 2003 as compared to $90.8 million for the year ended December 31, 2002. Of the $17.2 million increase, $12.4 million was the result of increased minimum rents and $4.3 million was the result of increased recoveries from tenants.
      For purposes of comparison between the years ended December 31, 2003 and 2002, “same center” refers to the shopping center properties owned as of January 1, 2002 and December 31, 2003. We made three shopping center acquisitions and we acquired our joint venture partners’ interests in four shopping centers during 2002. We made six acquisitions during the year ended December 31, 2003. These 13 properties are collectively referred to as “Acquisitions” in the following discussion.
      Minimum rents increased 20.4%, or $12.4 million for the year ended December 31, 2003. The increase is primarily related to acquisitions, as shown in the table below.

	Increase

	Amount
	(millions)	Percentage

Same Center	$0.2	0.3%
Acquisitions	12.2	20.1

	$12.4	20.4%

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

      Recoverable operating expenses, including real estate taxes, is a component of our recovery ratio. These expenses increased 20.8%, or $5.5 million for the year ended December 31, 2003.

	Increase

	Amount
	(millions)	Percentage

Same Center	$0.5	1.7%
Acquisitions	5.0	19.1

	$5.5	20.8%

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
     Expenses
      Total expenses increased 19.7%, or $16.0 million, for the year ended December 31, 2003, as compared to 2002. Real estate taxes and recoverable operating expenses increased $5.5 million, depreciation and amortization increased $5.3 million and general and administrative expenses decreased $585,000. The increase in real estate taxes and recoverable operating expenses is primarily attributable to acquisitions made during the two years ended December 31, 2003.
      Other operating expenses increased $2.9 million from $1.4 million in 2002 to $4.3 million in 2003 and is principally related to the increase of $2.8 million in bad debt expense. The increase in bad debt expense relates to a lease assignment made by Kmart Corporation at our Tel-Twelve shopping center that was accounted for as a lease termination. As a result, the straight-line receivable of approximately $3.0 million was written off.
      Depreciation and amortization expense increased $5.3 million, or 30.0%, to $23.0 million as compared to $17.7 million in 2002. Depreciation expense related to acquisitions made in 2002 and 2003 contributed $2.7 million of the increase. Depreciation expense related to same centers contributed $2.6 million of the increase, and such increase primarily related to redevelopment projects completed during 2002 and 2003.
      General and administrative expenses were $8.8 million for the year ended December 31, 2003, as compared to $9.4 million for the same period in 2002. As a result of utilizing various tax credits, the Michigan Single Business Tax expense decreased $1.7 million in 2003 when compared to 2002. The decrease was off-set by an increase in other general and administrative expenses. Due to our growth, primarily related to shopping center acquisitions, expansions and developments during the past two years, salaries, bonuses and benefits increased $1.3 million. During 2003, professional and consulting fees increased $77,000.

      Interest expense increased 11.4%, or $3.0 million, for the year ended December 31, 2003. The summary below identifies the increase by its various components.

			Increase
	2003	2002	(Decrease)

	(dollars in thousands)
Average total loan balance	$439,187	$376,049	$63,138
Average rate	6.6%	7.1%	(0.5)%
Total Interest	$28,867	$26,577	$2,290
Amortization of loan fees	991	968	23
Capitalized interest and other	(426)	(1,116)	690

	$29,432	$26,429	$3,003

      Income from discontinued operations for the year ended December 31, 2003 consists of operating income for Ferndale Plaza shopping center, which was sold in December 2003. For the year ended December 31, 2002, income from discontinued operations included operating income of Ferndale Plaza for 12 months and three months of operating income related to Hickory Corners, which was sold in April 2002. The sale of Ferndale Plaza resulted in a gain on sale of property of $897,000 net of minority interest. Hickory Corners resulted in a gain on sale of property of approximately $2.2 million, net of minority interest.
Financing Activities
      The acquisitions, developments and redevelopments, including expansion and renovation programs, that we made during 2004 generally were financed though cash provided from operating activities, revolving credit facilities, refinancing mortgages, a construction loan, assumption of five mortgages as a result of acquisitions and an equity offering. Total debt outstanding was approximately $633.4 million at December 31, 2004 as compared to $454.4 million at December 31, 2003. In 2004, the increase in our debt was due primarily to the funding of acquisitions, development and expansion activity.
      In June 2004, we issued 1,889,000 Series C Cumulative Convertible Preferred Shares in a public offering. We used the net proceeds of approximately $51.7 million to initially pay down outstanding balances under our secured revolving credit facilities and to fund acquisitions and development projects as well as expand or renovate existing shopping centers.
      In connection with the acquisitions of five properties in 2004, we assumed fixed rate mortgages amounting to $126.5 million with interest rates ranging from 4.88% to 8.09%. These mortgages are due beginning in 2008 through 2013. During 2004, we entered into two fixed rate mortgage loans amounting to $34.7 million, secured by two properties, and repaid two floating rate mortgages totaling $42.8 million. These mortgage notes payable bear interest at 5.4% and are due May 2014.
Liquidity and Capital Resources
      Our capital structure at December 31, 2004, includes property-specific mortgages, our unsecured revolving credit facility, our secured revolving credit facility, our Series B Preferred Shares, our Series C Preferred Shares, our common shares and a minority interest in the Operating Partnership.
      The principal uses of our liquidity and capital resources are for operations, acquisitions, developments, redevelopments, including expansion and renovation programs, and debt repayment, as well as dividend payments in accordance with REIT requirements. We anticipate that cash on hand, borrowings under our existing credit facilities, as well as other debt and additional equity offerings, will provide the necessary capital to achieve continued growth.

      The following is a summary of our cash flow activities (dollars in thousands):

	Year Ended December 31,

	2004	2003	2002

Cash provided by operating activities	$46,387	$26,685	$19,266
Cash used in investing activities	(105,563)	(81,868)	(81,125)
Cash provided by financing activities	54,338	65,092	64,300
      To maintain our qualification as a REIT under the Code, we are required to distribute to our shareholders at least 90% of our “Real Estate Investment Trust Taxable Income” as defined in the Code. We satisfied the REIT requirement with distributed common and preferred share dividends of $32.0 million in 2004, $24.9 million in 2003 and $18.2 million in 2002.
      At December 31, 2004, our market capitalization amounted to $1.4 billion. Market capitalization consisted of $633.4 million of debt, $27.7 million of Series B Preferred Shares, $64.6 million of Series C Preferred Shares, and $637.2 million of common Shares and Operating Partnership Units at market value. Our debt to total market capitalization was 46.5% at December 31, 2004, as compared to 43.7% at December 31, 2003. After taking into account the impact of converting our variable rate debt into fixed rate debt by use of the interest rate swap agreements, our outstanding debt at December 31, 2004, had a weighted average interest rate of 6.2%, and consisted of $569.7 million of fixed rate debt and $63.7 million of variable rate debt.
      Our $160.0 million secured revolving credit facility bears interest between 115 and 155 basis points over LIBOR depending on certain of our leverage ratios. Using 155 basis points over LIBOR at December 31, 2004, the effective interest rate on our secured revolving credit facility was 4.1%, including the effect of interest rate swap agreements. The credit facility is due in December 2005. At our option through October 2005, we can extend the terms of this facility for up to one year. We also have an option to increase our borrowings under this facility by $40.0 million, to a total of $200.0 million in available credit.
      Our $40.0 million unsecured revolving credit facility bears interest between 185 and 225 basis points over LIBOR depending on certain debt ratios. Using 225 basis points over LIBOR at December 31, 2004, the effective interest rate on our unsecured revolving credit facility was 4.7%. This credit facility is due December 2005.
      Outstanding letters of credit issued under the secured revolving credit facility total approximately $2.2 million. At December 31, 2004, we also had other letters of credit outstanding of approximating $1.7 million.
      Under terms of various debt agreements, we may be required to maintain interest rate swap agreements to reduce the impact of changes in interest rate on our floating rate debt. We have interest rate swap agreements with an aggregate notional amount of $75.0 million at December 31, 2004. Based on rates in effect at December 31, 2004, the agreements for notional amounts aggregating $75.0 million provide for fixed rates ranging from 4.2% to 4.5% and expire in December 2005.
      After taking into account the impact of converting our variable rate debt into fixed rate debt by use of the interest rate swap agreements, at December 31, 2004, our variable rate debt accounted for approximately $63.7 million of outstanding debt with a weighted average interest rate of 4.1%. Variable rate debt accounted for approximately 10.1% of our total debt and 4.7% of our total capitalization.
      The properties in which Operating Partnership owns an interest and which are accounted for by the equity method of accounting are subject to non-recourse mortgage indebtedness. At December 31, 2004, our pro rata share of non-recourse mortgage debt on the unconsolidated properties (accounted for by the equity method) was $19.2 million with a weighted average interest rate of 6.0%. Fixed rate debt amounted to $9.6 million, or 50.0%, of our pro rata share. At December 31, 2004, we guaranteed a $28.3 million bridge loan of Ramco/ Lion Venture LP, a 30% owned equity investment.

      The mortgage loans (other than our secured revolving credit facility) encumbering our properties, including properties held by our unconsolidated joint ventures, except the bridge loan discussed above, are non-recourse, subject to certain exceptions for which we would be liable for any resulting losses incurred by the lender. These exceptions vary from loan to loan, but generally include fraud or a material misrepresentation, misstatement or omission by the borrower, intentional or grossly negligent conduct by the borrower that harms the property or results in a loss to the lender, filing of bankruptcy petition by the borrower, either voluntary or involuntary, and certain environmental liabilities. In addition, upon the occurrence of certain of these events, such as fraud or filing of a bankruptcy petition by the borrower, we would be liable for the entire outstanding balance of the loan, all interest accrued thereon and certain other costs, penalties and expenses.
      We anticipate that the combination of the availability under our two credit facilities, possible equity offerings, the sale of existing properties, and potential new debt will satisfy our expected working capital requirements through at least the next 12 months. We anticipate adequate liquidity for the foreseeable future to fund future developments, expansions, repositioning, and to continue currently planned capital programs, debt maturities and to make distributions to our shareholders in accordance with the Code’s requirements applicable to REITs. Although we believe that the combination of factors discussed above will provide sufficient liquidity, no such assurance can be given.
Investments in Unconsolidated Entities
      In December 2004, we formed Ramco Lion/ Venture LP (the “Venture”) with affiliates of Clarion Lion Properties Fund (“Clarion”), a private equity real estate fund and advised by ING Clarion Partners. We own 30% of the equity in the Venture and Clarion owns 70%. The Venture plans to acquire up to $450.0 million of stable, well-located community shopping centers located in the Southeast and Midwestern United States. The Company and Clarion have committed to contribute to the Venture up to $54.0 million and $126.0 million, respectively, of equity capital to acquire properties through June 2006.
      In 2004, the Venture acquired three shopping centers located in Florida with an aggregate purchase price of $48.0 million. In addition, the Venture has entered into purchase agreements for six shopping centers, with an aggregate purchase price of $218.3 million.
Capital Expenditures
      During 2004, we spent approximately $10.4 million on revenue-generating capital expenditures, including tenant allowances, leasing commissions paid to third-party brokers, legal costs relative to lease documents and capitalized leasing and construction costs. These types of costs generate a return through rents from tenants over the terms of their leases. Revenue-enhancing capital expenditures, including expansions, renovations and repositionings were approximately $20.1 million. Revenue neutral capital expenditures, such as roof and parking lot repairs, which are anticipated to be recovered from tenants, amounted to approximately $2.5 million.
      In the year ending December 31, 2005, we anticipate spending approximately $28.2 million for revenue-generating, revenue-enhancing and revenue neutral capital expenditures.

Contractual Obligations
      The following are our contractual cash obligations as of December 31, 2004 (dollars in thousands):

		Payments Due by Period

		Less than	1 - 3	4 - 5	After 5
Contractual Obligations	Total	1 year	years	years	years

Mortgages and notes payable	$633,435	$142,539	$271,051	$71,796	$148,049
Employment contracts	360	323	37	—	—
Operating lease	7,291	680	2,150	1,524	2,937
Unconditional construction cost obligations	4,854	4,854	—	—	—

Total contractual cash obligations	$645,940	$148,396	$273,238	$73,320	$150,986

      At December 31, 2004, we did not have any contractual obligations that required or allowed settlement, in whole or in part, with consideration other than cash.
Mortgages and notes payable
      See the analysis of our debt included in the Financing Activities section above.
Employment Contracts
      We have employment contracts with various officers. See our definitive proxy statement to be filed with the SEC within 120 days after the year covered by this Annual Report for a discussion of these agreements.
Operating Lease
      We lease office space for our corporate headquarters under an operating lease that expires on August 31, 2014.
Construction Costs
      In connection with the development and expansion of various shopping centers as of December 31, 2004, we have entered into agreements for construction with an aggregate cost of approximately $4.9 million.
Capitalization
      Our capital structure at December 31, 2004 includes property-specific mortgages, our unsecured revolving credit facility, our secured revolving credit facility, our Series B Preferred Shares, our Series C Preferred Shares, our Common Shares and the minority interest in the Operating Partnership. At December 31, 2004, the minority interest in the Operating Partnership represented a 14.8% ownership in the Operating Partnership which, may under certain conditions, be exchanged for an aggregate of 2,929,000 Common Shares.
      As of December 31, 2004, the units in the Operating Partnership (“OP Units”) were exchangeable for our Common Shares on a one-for-one basis. We, as sole general partner of the Operating Partnership, have the option, but not the obligation, to settle exchanged OP Units held by others in cash based on the current trading price of our Common Shares. Assuming the exchange of all OP Units, there would have been 19,758,703 of our Common Shares outstanding at December 31, 2004, with a market value of approximately $637.2 million (based on the closing price of $32.25 per share on December 31, 2004).
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
Economic Conditions
      The retail industry has experienced some financial difficulties during the past few years and certain local, regional and national retailers have filed for protection under bankruptcy laws. If this trend should continue and affect tenants in our portfolio, our future earnings performance could be negatively impacted.
Risks Related to Our Business
Adverse market conditions and tenant bankruptcies could adversely affect our revenues.
      The economic performance and value of our real estate assets are subject to all the risks associated with owning and operating real estate, including risks related to adverse changes in national, regional and local economic and market conditions. Our current properties are located in 13 states in the midwestern, southeastern and mid-Atlantic regions of the United States. The economic condition of each of our markets may be dependent on one or more industries. An economic downturn in one of these industries may result in a business downturn for our tenants, and as a result, these tenants may fail to make rental payments, decline to extend leases upon expiration, delay lease commencements or declare bankruptcy.
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
      Several of our tenants represent a significant portion of our leasing revenues. As of December 31, 2004, we received 5.1% of our annualized rent from Wal-Mart Stores, Inc. Five other tenants each represented at least 2.0% of our total annualized base rent. The concentration in our leasing revenue from a small number of tenants creates the risk that, should these tenants experience financial difficulties, our operating results could be adversely affected.
Our failure to qualify as a REIT would result in higher taxes and reduced cash available for our shareholders.
      We believe that we currently operate in a manner so as to qualify as a REIT for federal income tax purposes. Our continued qualification as a REIT will depend on our satisfaction of certain asset, income, investment, organizational, distribution, shareholder ownership and other requirements on a continuing basis. Our ability to satisfy the asset tests depends upon our analysis of the fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income and quarterly asset requirements also depends upon our ability to manage successfully the composition of our income and assets on an ongoing basis. Moreover, the proper classification of an instrument as debt or equity for federal income tax purposes may be uncertain in some circumstances, which could affect the application of the REIT qualification requirements. Accordingly, there can be no assurance that the IRS will not contend that our interests in subsidiaries or other issuers constitute a violation of the REIT requirements. Moreover, future economic, market, legal, tax or other considerations may cause us to fail to qualify as a REIT.
      If we were to fail to qualify as a REIT in any taxable year, we would be subject to federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates, and distributions to shareholders would not be deductible by us in computing our taxable income. Any such corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our shareholders, which in turn could have an adverse impact on the value of, and trading prices for, our shares. Unless entitled to relief under certain Code provisions, we also would be disqualified from taxation as a REIT for the four taxable years following the year during which we ceased to qualify as a REIT.
REIT distribution requirements limit our available cash.
      As a REIT, we are subject to annual distribution requirements, which limit the amount of cash we retain for other business purposes, including amounts to fund our growth. We generally must distribute annually at least 90% of our net REIT taxable income, excluding any net capital gain, in order for our distributed earnings not to be subject to corporate income tax. We intend to make distributions to our shareholders to comply with the requirements of the Code. However, differences in timing between the recognition of taxable income and the actual receipt of cash could require us to sell assets or borrow funds on a short-term or long-term basis to meet the 90% distribution requirement of the Code.
Legislative or other actions affecting REITs could have a negative effect on us.
      The rules dealing with federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the United States Treasury Department. Changes to tax laws, which may have retroactive application, could adversely affect our shareholders or us. We cannot predict how changes in tax laws might affect our shareholders or us.
A reduction, in 2003, in the maximum tax rate applicable to dividends may make REIT investments less attractive.
      Tax legislation enacted in 2003 reduced (through 2008) the maximum tax rate for dividends payable to individuals from 38.6% to 15%. Dividends payable by REITs generally are not eligible for the reduced rates. Although this legislation does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the capital stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the capital stock of REITs, including our common shares. In addition, the relative attractiveness of real estate in general may be adversely affected by the favorable tax treatment given to corporate dividends, which could negatively affect the value of our real estate assets.
Our inability to successfully identify or complete suitable acquisitions and new developments would adversely affect our results of operations.
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
We have identified a material weakness in our internal controls which, if not appropriately remediated, could affect our ability to ensure timely and reliable financial reports and which could have an adverse effect on the trading price of our securities.
      In connection with the audit of our consolidated financial statements for the year ended December 31, 2004, we identified a matter that we consider to be a “material weakness” in our internal controls with respect to our accounting for annual employee bonus compensation. We have advised the audit committee of our board of trustees and our independent registered public accounting firm, Deloitte & Touche LLP, that errors had been made with respect to our accounting for bonus compensation expense during the years ended December 31, 2002 and 2003 and the first, second and third quarters of 2004, and that such errors had not been detected by our internal controls. As a result of the errors, the financial results for each of these periods have been restated from the amounts previously reported. See Note 3 of Notes to Consolidated Financial Statements. A material weakness is a significant deficiency (as defined in Public Company Accounting Oversight Board (United States), or PCAOB, Auditing Standard No. 2), or a combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by management or employees in the normal course of performing their assigned functions. We believe that the material weakness referred to above resulted primarily from the design of our controls related to accrued liability for employee bonus compensation.
      We have begun to take steps toward remediating the material weakness described above, including (i) the implementation of periodic review and assessment of the accrued liability for employee bonus compensation expense by our corporate human resources department; (ii) the development and maintenance of more formal accounting procedures and policies and (iii) the strengthening of existing controls over significant accounting estimates. While we believe the actions we have taken and plan to take will correct the identified material weakness in our internal controls, if these actions are not successful it could adversely affect our ability to report financial results on a timely and accurate basis, as well as our ability to conclude that our internal controls over financial reporting were effective and the ability of our independent registered public accounting firm to deliver an unqualified report, or any report, on our internal controls. Inferior internal controls could cause investors to lose confidence in the accuracy and completeness of our reported financial information, which could have an adverse effect on the trading price of our securities.
Funds From Operations
      We consider funds from operations, also known as FFO, an appropriate supplemental measure of the financial performance of an equity REIT. Under the NAREIT definition, FFO represents income before minority interest, excluding extraordinary items, as defined under accounting principles generally accepted in the United States of America (“GAAP”), gains and losses on sales of depreciable property, plus real estate related depreciation and amortization (excluding amortization of financing costs), and after adjustments for unconsolidated partnerships and joint ventures. FFO should not be considered an alternative to GAAP net income as an indication of our performance.
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
      For the reasons described above, we believe that FFO provides us and our investors with an important indicator of our operating performance. This measure of performance is used by us for several business purposes and for REITs it provides a recognized measure of performance for REITS other than GAAP net income, which may include significant non-cash items. Other real estate companies may calculate FFO in a different manner.
      We recognize FFO’s limitations when compared to GAAP’s net income. FFO does not represent amounts available for needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties. We do not use FFO as an indicator of our cash obligations and funding requirement for future commitments, acquisition or development activities. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs, including the payment of dividends. FFO should not be considered as an alternative to net income (computed in accordance with GAAP) or as an alternative to cash flow as a measure of liquidity. FFO is simply used as an additional indicator of our operating performance.

      The following table illustrates the calculations of FFO (in thousands, except per share data):

	Years Ended December 31,

	2004	2003	2002

Net income	$15,120	$10,478	$10,563
Add:
Depreciation and amortization expense	27,250	23,225	18,076
Loss on sale of depreciable property	1,115	1,590	—
Minority interest in partnership:
Continuing operations	2,706	1,969	2,422
Discontinued operations	2	44	137
Less:
Discontinued operations, gain on sale of property, net of minority interest	—	(897)	(2,164)

Funds from operations	46,193	36,409	29,034
Less:
Preferred stock dividends	(4,814)	(2,375)	(1,151)

Funds from operations available to common shareholders	$41,379	$34,034	$27,883

Weighted average equivalent shares outstanding, diluted	19,961	17,072	14,359

Funds from operations available for common shareholders, per diluted share	$2.07	$1.99	$1.94

Inflation
      Inflation has been relatively low in recent years and has not had a significant detrimental impact on our results of our operation. Should inflation rates increase in the future, substantially all of our tenant leases contain provisions designed to partially mitigate the negative impact of inflation. Such lease provisions include clauses that require our tenants to reimburse us for real estate taxes and many of the operating expenses we incur. Also, many of our leases provide for periodic increases in base rent which are either of a fixed amount or based on changes in the consumer price index and/or percentage rents (where the tenant pays us rent based on a percentage of its sales). We believe that any inflationary increases in our expenses should be substantially offset by increased expense reimbursements, contractual rent increases and/or increased receipts from percentage rents. Therefore, we expect the effects of inflation and other changes in prices would not have a material impact on the results of our operations.
Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 153, “Exchange of Nonmonetary Assets” (“SFAS 153”). This Statement amends Accounting Principles Board (“APB”) Opinion No. 29, “Accounting for Nonmonetary Transactions” (“APB No. 29”) which established the requirement that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB No. 29, however, included certain exceptions to that principle. SFAS 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. SFAS 153 is not expected to have material impact on our consolidated financial statements.
      In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all shares-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statement of income based on their fair values. Pro forma disclosure, as was allowed under APB No. 25, will no longer be an alternative.
      The impact of adopting SFAS 123(R) cannot be accurately estimated at this time, as it will depend on the market value and the amount of share-based awards granted in future periods.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
      We have exposure to interest rate risk on our variable rate debt obligations. We are not subject to any foreign currency exchange rate risk or commodity price risk, or other material rate or price risks. Based on our debt and interest rates and the interest rate swap agreements in effect at December 31, 2004, a 100 basis point change in interest rates would affect our annual earnings and cash flows by approximately $637,000. We believe that a 100 base point change in interest rates would not have a material impact on the fair value of our total outstanding debt.
      Under terms of various debt agreements, we may be required to maintain interest rate swap agreements to reduce the impact of changes in interest rate on our floating rate debt. We have interest rate swap agreements with an aggregate notional amount of $75.0 million at December 31, 2004. Based on rates in effect at December 31, 2004, the agreements for notional amounts aggregating $75.0 million provide for fixed rates ranging from 4.2% to 4.5% and expire in December 2005.
      The following table sets forth information as of December 31, 2004 concerning our long-term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates of maturing amounts and fair market value.

								Fair
	2005	2006	2007	2008	2009	Thereafter	Total	Value

Fixed-rate debt	$83,819	$105,109	$61,733	$102,769	$48,084	$168,201	$569,715	$596,952
Average interest rate	4.6%	8.2%	7.1%	5.4%	7.0%	6.4%	6.4%	4.7%
Variable-rate debt	$58,720	$480	$480	$480	$440	$3,120	$63,720	$63,720
Average interest rate	4.3%	3.8%	3.8%	3.8%	3.8%	3.8%	4.3%	4.3%
      We estimated the fair value of our fixed rate mortgages using a discounted cash flow analysis, based on our incremental borrowing rates for similar types of borrowing arrangements with the same remaining maturity. Considerable judgment is required to develop estimated fair values of financial instruments. The fair value of our fixed rate debt is greater than the carrying amount, however, settlement at the reported fair value may not be possible or may not be a prudent management decision. The estimates presented herein are not necessarily indicative of the amounts we could realize on disposition of the financial instruments.

Item 8.	Financial Statements and Supplementary Data.
      The information required by Item 8 is included in the consolidated financial statements on pages F-1 through F-32 of this document.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
      Not applicable.

Item 9A.	Controls and Procedures.
Disclosure Controls and Procedures
      Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operations of our disclosure controls and procedures (as defined by SEC Rule 13a-15(e)) as of December 31, 2004. Based upon, and as of the date of that evaluation, our was performed under the supervision of our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective, in all material respects, and that such disclosure controls and procedures ensured that the information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required.
Internal Control Over Financial Reporting
(a) Management’s Annual Report on Internal Control Over Financial Reporting
      Management is responsible for the preparation and fair presentation of the consolidated financial statements included in this annual report. The consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles and reflect management’s judgments and estimates concerning events and transactions that are accounted for or disclosed.
      Management is also responsible for establishing and maintaining effective internal control over financial reporting. The Company’s internal control over financial reporting includes those policies and procedures that pertain to the Company’s ability to record, process, summarize and report reliable financial data. Management recognizes that there are inherent limitations in the effectiveness of any internal control and effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Additionally, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.
      Management of Ramco-Gershenson Properties Trust has assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2004. In making this assessment, Ramco-Gershenson Properties Trust’s management used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2004, the company’s internal control over financial reporting was not effective.
      Management’s assessment identified a material weakness in the Company’s internal controls with respect to our accounting for annual employee bonus compensation. A material weakness is a significant deficiency (within the meaning of PCAOB Auditing Standard No. 2, An Audit of Internal Control over Financial Reporting Performed in Conjunction with an Audit of Financial Statements), or combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by management or employees in the normal course of performing their assigned functions. We believe that the material weakness resulted primarily from the operation of our controls related to the recording of employee bonus compensation. We have advised the audit committee of our board of trustees and our independent registered public accounting firm, Deloitte & Touche LLP, that errors had been made with respect to our accounting for bonus compensation expense during the years ended December 31, 2002 and 2003 and the first, second and third quarters of 2004, and that such errors had not been detected by our internal controls. As a result of the errors, the financial results for each of these periods have been restated from the amounts previously reported. See Note 3 of the Notes to Consolidated Financial Statements.
      Deloitte & Touche LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this annual report, has issued an attestation report on management’s assertion with respect to the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, which appears below in section (c).
(b) Planned Remediation Efforts to Address Material Weakness
      We have begun to take steps toward remediation of the material weakness described above, including (i) the implementation of periodic review and assessment of the accrued liability for employee bonus compensation expense by our corporate human resources department; (ii) the development and maintenance of more formal accounting procedures and policies and (iii) the strengthening of existing controls over significant accounting estimates.
      While we believe that the actions we have taken and plan to take will correct the identified material weakness in our internal controls, if these actions are not successful it could adversely effect our ability to report financial results on a timely and accurate basis, as well as our ability to conclude that our internal controls over financial reporting were effective and the ability of our independent registered public accounting firm to deliver an unqualified report, or any report, on our internal controls. Inferior internal controls could cause investors to lose confidence in the accuracy and completeness of our reported financial information, which could have an adverse effect on the trading price of our securities.
(c) Report of Independent Registered Public Accounting Firm
To the Board of Trustees of
Ramco-Gershenson Properties Trust
Farmington Hills, Michigan:
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Controls Over Financial Reporting, that Ramco-Gershenson Properties Trust and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the material weakness identified in management’s assessment based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment: During the financial closing process, management and financial closing and reporting personnel did not evaluate events, subsequent to the balance sheet date, impacting the preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America. This material weakness results from a deficiency in the operation of internal control and resulted in a material misstatement of employee bonuses. The consolidated financial statements for the years ended December 31, 2003 and 2002 have been restated to correct the material misstatements of previously reported accrued expenses and general and administrative expenses for those periods. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2004, of the Company and this report does not affect our report on such financial statements and financial statement schedule.
      In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2004 of the Company and our report dated March 25, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule; such report included an explanatory paragraph regarding the restatement of the Company’s 2003 and 2002 consolidated financial statements.
/s/ DELOITTE & TOUCHE LLP
Detroit, Michigan
March 25, 2005
(d) Changes in Internal Control over Financial Reporting
      There have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information
      On March 30, 2005, James Grosfeld, a member of our board of trustees, requested that he not be nominated for re-election to our board of trustees at our 2005 annual shareholder meeting. Mr. Grosfeld has not resigned from the board and has indicated that he intends to remain on the board until his term expires on the date of our 2005 annual shareholder meeting. This information is being included in this Annual Report on Form 10-K in lieu of reporting such event under Item 5.02(b) of a Current Report on Form 8-K.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

Item 11.	Executive Compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

Item 13.	Certain Relationships and Related Transactions.

Item 14.	Principal Accountant Fees and Services.
      Information required by Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K is incorporated herein by reference from our definitive Proxy Statement for our 2005 Annual Meeting of Common Shareholders. The annual meeting will be held on June 7, 2005. The Proxy Statement will be filed with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report on Form 10-K.
PART IV

Item 15.	Exhibits and Financial Statement Schedules.
      (1) Consolidated financial statements. See “Item 8 — Financial Statements and Supplementary Data.”
      (2) Financial statement schedule. See “Item 8 — Financial Statements and Supplementary Data.”
      (3) Exhibits

3.1	Amended and Restated Declaration of Trust of the Company, dated October 2, 1997, incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.
3.2	Articles Supplementary Classifying 1,150,000 Preferred Shares of Beneficial Interest as 9.5% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest of the Company, dated November 8, 2002, incorporated by reference to Exhibit 4.1 to the Current Report of the Company on Form 8-K dated November 5, 2002.
3.3	Articles Supplementary of the Registrant Classifying 2,018,250 7.95% Series C Cumulative Convertible Preferred Shares of Beneficial Interest, dated May 31, 2004, incorporated by reference to Exhibit 2.3 to the Current Report of the Company on Form 8-k dated June 1, 2004.
3.4	By-Laws of the Company adopted October 2, 1997, incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.
10.1	1996 Share Option Plan of the Company, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1996.
10.2	Employment Agreement, dated as of May 10, 1996, between the Company and Dennis Gershenson, incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1996.
10.3	Employment Agreement, dated as of May 10, 1996, between the Company and Richard Gershenson, incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1996.
10.4	Noncompetition Agreement, dated as of May 10, 1996, between Joel Gershenson and the Company, incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1996.
10.5	Noncompetition Agreement, dated as of May 10, 1996, between Dennis Gershenson and the Company, incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1996.
10.6	Noncompetition Agreement, dated as of May 10, 1996, between Richard Gershenson and the Company, incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1996.

10.7	Letter Agreement, dated April 15, 1996, among the Company and Richard Smith concerning Mr. Smith’s employment by the Company, incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1996.
10.8	Loan Agreement dated as of November 26, 1997 between Ramco Properties Associates Limited Partnership and Secore Financial Corporation relating to a $50,000,000 loan, incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.
10.9	Promissory Note dated November 26, 1997 in the aggregate principal amount of $50,000,000 made by Ramco Properties Associates Limited Partnership in favor of Secore Financial Corporation, incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.
10.10	Loan Agreement dated December 17, 1997 by and between Ramco-Gershenson Properties, L.P. and The Lincoln National Life Insurance Company relating to a $8,500,000 loan, incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.
10.11	Note dated December 17, 1997 in the aggregate principal amount of $8,500,000 made by Ramco-Gershenson Properties, L.P. in favor of Lincoln National Life Insurance Company, incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.
10.12	Change of Venue Merger Agreement dated as of October 2, 1997 between the Company (formerly known as RGPT Trust, a Maryland real estate investment trust), and Ramco-Gershenson Properties Trust, a Massachusetts business trust, incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.
10.13	Promissory Note dated as of February 27, 1998 in the principal face amount of $15,225,000 made by A.T.C., L.L.C. in favor of GMAC Commercial Mortgage Corporation, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1998.
10.14	Deed of Trust and Security Agreement dated as of February 27, 1998 by A.T.C., L.L.C to Lawyers Title Insurance Company for the benefit of GMAC Commercial Mortgage Corporation relating to a $15,225,000 loan, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1998.
10.15	Assignment and Assumption Agreement dated as of October 8, 1998 among A.T.C., L.L.C., Ramco Virginia Properties, L.L.C., A.T. Center, Inc., Ramco-Gershenson Properties Trust and LaSalle National Bank, as trustee for the registered holders of GMAC Commercial Mortgage Securities, Inc. Mortgage Pass-Through Certificates, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1998.
10.16	Exchange Rights Agreement dated as of September 4, 1998 between Ramco-Gershenson Properties Trust, and A.T.C., L.L.C., incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1998.
10.17	Limited Liability Company Agreement of RPT/INVEST LLC dated August 23, 1999, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Period ended September 30, 1999.
10.18	Amended, Restated and Consolidated Mortgage dated August 25, 2000 between Ramco-Gershenson Properties, L.P., (the “Operating Partnership”), and The Lincoln National Life Insurance Company, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Period ended September 30, 2000.
10.19	Second Amendment to Mortgage dated August 25, 2000 made by the Operating Partnership in connection with the Operating Partnership’s $25,000,000 borrowing arrangement, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the Period ended September 30, 2000.

10.20	Form of Note dated August 25, 2000 made by the Operating Partnership, as Maker, in connection with the Operating Partnership’s $25,000,000 borrowing arrangement, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the Period ended September 30, 2000.
10.21	Form of Contract of Sale dated November 9, 2000 relating to the sale of White Lake MarketPlace made by the Company, as seller, and Pontiac Mall Limited Partnership, as the purchaser (transaction closed on January 29, 2001), incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.
10.22	Employment Agreement, dated as of April 16, 2001, between the Company and Joel Gershenson, incorporated by reference to Exhibit 10.48 to the Company’s Quarterly Report on Form 10-Q for the Period ended June 30, 2001.
10.23	Employment Agreement, dated as of April 16, 2001, between the Company and Michael A. Ward, incorporated by reference to Exhibit 10.49 to the Company’s Quarterly Report on Form 10-Q for the Period ended June 30, 2001.
10.24	Mortgage dated April 23, 2001 between Ramco Madison Center LLC and LaSalle Bank National Association relating to a $10,340,000 loan, incorporated by reference to Exhibit 10.51 to the Company’s Quarterly Report on Form 10-Q for the Period ended June 30, 2001.
10.25	Promissory Note, dated April 23, 2001, in the principal amount of $10,340,000 made by Ramco Madison Center LLC in favor of LaSalle Bank National Association, incorporated by reference to Exhibit 10.52 to the Company’s Quarterly Report on Form 10-Q for the Period ended June 30, 2001.
10.26	Limited Liability Company Agreement of Ramco/West Acres LLC., incorporated by reference to Exhibit 10.53 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2001.
10.27	Assignment and Assumption Agreement dated September 28, 2001 Among Flint Retail, LLC and Ramco/West Acres LLC and State Street Bank and Trust for holders of J.P. Mortgage Commercial Mortgage Pass-Through Certificates, incorporated by reference to Exhibit 10.54 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2001.
10.28	Limited Liability Company Agreement of Ramco/Shenandoah LLC., Incorporated by reference to Exhibit 10.41 to the Company’s on Form 10-K for the year ended December 31, 2001.
10.29	Mortgage and Security Agreement, dated April 17, 2002 in the Principle amount of $13,000,000 between Ramco-Gershenson Properties, L.P. and Nationwide Life Insurance Company, incorporated by reference to Exhibit 10.43 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002.
10.30	Assumption and Modification Agreement of a secured note dated May 16, 2002 between Phoenix Life Insurance Company, Horizon Village Associates and Ramco-Gershenson Properties, L.P. in the amount of $6,840,672, incorporated by reference to Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002.
10.31	Promissory Note dated June 4, 2002 between Ramco/Coral Creek, LLC and KeyBank National Association relating to a $10,272,000 loan, incorporated by reference to Exhibit 10.45 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002.
10.32	Purchase and Sale Agreement, dated May 21, 2002 between Ramco-Gershenson Properties, L.P. and Shop Invest, LLC., incorporated by reference to Exhibit 10.46 to the Company’s Quarterly Report on Form 10-Q for the Period ended June 30, 2002.
10.33	Mortgage, Assignment of Leases and Rent, Security Agreement and Fixture Filing by Ramco/Crossroads at Royal Palm, LLC, as Mortgagor for the benefit of Solomon Brothers Realty Corp., as Mortgagee, for A $12,300,000 note, incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.
10.34	Fixed rate note dated July 12, 2002 made by Ramco/Crossroads at Royal Palm, LLC, as Maker, and Solomon Brothers Realty Corp., as payee in the amount of $12,300,000, incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.35	Fourth Amended and Restated Master Revolving Credit Agreement Dated December 30, 2002 among Ramco-Gershenson Properties, L.P., as the borrower, Ramco-Gershenson Properties Trust, as Guarantor and Fleet National Bank and the Banks which may become parties to the loan agreement, and Fleet National Bank, as Agent, incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.
10.36	Form of Fourth Amended and Restated Note dated December 30, 2002 made by Ramco-Gershenson Properties, L.P., as Maker, in connection with the Operating Partnership’s $125,000,000 borrowing agreement, incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.
10.37	Second Amended and Restated Unsecured Term Loan Agreement dated December 30, 2002 among Ramco-Gershenson Properties, L.P., as the Borrower, Ramco-Gershenson Properties, L.P., as Guarantor, and Fleet National Bank and other Banks which may become a party to this loan agreement, and Fleet National Bank, as Agent, incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.
10.38	Form of Amended and Restated Note, dated December 30, 2002, made by Ramco-Gershenson Properties, L.P., as Borrower, in connection with borrowing agreement under Unsecured Term Loan Agreement, incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.
10.39	Assumption and Modification Agreement dated May 6, 2003, in the amount of $4,161,352.92, between Ramco-Gershenson Properties, L.P. the mortgagor and Jackson National Life Insurance Company, mortgagee, incorporated by reference to Exhibit 10.52 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003.
10.40	First Amendment to Loan Agreement, dated May 6, 2003, among Ramco-Gershenson Properties, L.P. and Jackson National Life Insurance Company relating to a $4,161,352.92 loan, incorporated by reference to Exhibit 10.53 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003.
10.41	Ramco-Gershenson Properties Trust 2003 Long-Term Incentive Plan, incorporated by reference to Appendix B of the Company’s 2003 Proxy Statement filed on April 28, 2003
10.42	Ramco-Gershenson Properties Trust 2003 Non-Employee Trustee Stock Option Plan, incorporated by reference to Appendix C of the Company’s 2003 Proxy Statement filed on April 28, 2003.
10.43	Fixed rate note dated June 30, 2003, between East Town Plaza, LLC and Citigroup Global Markets Realty Corp. in the amount of $12,100,000, incorporated by reference to Exhibit 10.56 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003.
10.44	Mortgage dated July 29, 2004 between Ramco Lantana LLC and KeyBank National Association relating to a $11,000,000 loan, incorporated by reference to Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
10.45	Consent and Assumption Agreement dated August 19, 2003, in the amount of $15,731,557, between Lakeshore Marketplace, LLC, and the seller, Ramco-Gershenson Properties, L.P. the guarantor and Wells Fargo Bank Minnesota, N.A., Trustee for the registered holders of Salomon Brothers Mortgage Securities VII, incorporated by reference to Exhibit 10.58 to the Company’s Annual Report on For 10-K for the year ended December 31, 2003.
10.46	Loan Assumption Agreement dated December 18, 2003 in the amount of $8,880,865, between Hoover Eleven Center Company, the original borrower, Hoover Eleven Center Acquisition LLC and Hoover Eleven Center Investment LLC, new borrowers, Ramco-Gershenson Properties, L.P., sole member of new borrowers and Canada Life Insurance Company of America, the lender, incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

10.47	Loan Assumption Agreement dated December 18, 2003 in the amount of $3,500,000, between Hoover Annex Associates Limited Partnership, the original borrower, Hoover Annex Acquisition LLC and Hoover Annex Investment LLC, new borrowers, Ramco-Gershenson Properties, L.P., sole member of new borrowers and Canada Life Insurance Company of America, the lender, incorporated by reference to Exhibit 10.60 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
10.48	Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated October 1, 2003, in the amount of $25,000,000, between Chester Springs SC, LLC the mortgagor, and for the benefit of Citigroup Global Markets Realty Corp., the mortgagee, incorporated by reference to Exhibit 10.61 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
10.49	First Modification Agreement dated January 15, 2004, between Ben Mar, LLC, the old borrower, Ramco-Merchants Square LLC, the new borrower and Teachers Insurance and Annuity Association of America the lender, incorporated by reference to Exhibit 10.61 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004.
10.50	Guaranty agreement dated January 15, 2004 between Ramco-Gershenson Properties, L.P., the Guarantor, and Teachers Insurance and Annuity Association of America, the Lender, in connection with the modification agreement dated January 15, 2004, incorporated by reference to Exhibit 10.62 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004.
10.51	First Amendment to Employment Agreement, dated April 24, 2003 between Ramco-Gershenson Properties Trust and Bruce Gershenson, incorporated by reference to Exhibit 10.63 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004.
10.52	Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated April 14, 2004 between Ramco Auburn Crossroads SPE LLC, as Mortgagor and Citigroup Global Markets Realty Corp as Mortgagee in the amount of $26,960,000, incorporated by reference to Exhibit 10.64 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.
10.53	Fixed rate note dated April 14, 2004 between Ramco Auburn Crossroads SPE LLC as Maker and Citigroup Global Markets Realty Corp as payee in the amount of $26,960,000, incorporated by reference to Exhibit 10.65 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.
10.54	Mortgage dated April 14, 2004 between Ramco Auburn Crossroads SPE LLC as Mortgagor and Citigroup Global Markets Realty Corp as Mortgagee in the amount of $7,740,000, incorporated by reference to Exhibit 10.66 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.
10.55	Fixed rate note dated April 14, 2004 between Ramco Auburn Crossroads SPE LLC as Maker and Citigroup Global Markets Realty Corp as payee in the amount of $7,740,000, incorporated by reference to Exhibit 10.67 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.
10.56	Contract of Sale and Purchase dated June 29, 2004 between Ramco Development LLC and NWC Glades 441, Inc., Diversified Invest II, LLC and Diversified Invest III, LLC in the amount of $126,000,000 to purchase Mission Bay Plaza and Plaza at Delray shopping centers, incorporated by reference to Exhibit 10.68 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004.
10.57	Assumption of Liability and Modification Agreement dated August 12, 2004 in the amount of $7,000,000, between Centre at Woodstock, LLC (“Borrower”), Ramco Woodstock LLC (“Purchaser”) and Wells Fargo Bank, N.A. as Trustee for registered holders of First Union Commercial Mortgage Trust Commercial Mortgage Pass-Through Certificates Fund Series 1999-C1 (“Lender”), incorporated by reference to Exhibit 10.69 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004.

10.58		Substitution of Guarantor, dated August 12, 2004 by Ramco-Gershenson Properties, L.P., James C. Wallace, Jr., and Wells Fargo Bank, N.A. as Trustee for registered holders of First Union Commercial Mortgage Trust Commercial Mortgage Pass-Through Certificates Fund Series 1999-C1 (‘Lender‘), incorporated by reference to Exhibit 10.70 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004.
10	.59*	Consent to Transfer of Property and Assumption of Amended and Restated Secured Promissory Note, Amended and Restated Deed to Secure Debt and Security Agreement, dated August 13, 2004, in the original amount of $14,216,000, by LaSalle Bank National Association, Trustee for Morgan Stanley Dean Witter Capital I Inc.; Commercial Mortgage Pass Through Certificates, Series 2001-TOP1, Lender; The Promenade at Pleasant Hill, L.P. as current Borrower; Ramco Promenade LLC, proposed Borrower, James C. Wallace, Current Guarantor and Ramco-Gershenson Properties L.P., the Proposed Guarantor.
10	.60*	Reaffirmation and Consent to Transfer and Substitution of Indemnitor Agreement, dated September 7, 2004, in the original amount of $40,500,000, by Ramco-Gershenson Properties, L.P. as purchased and substitute indemnitor, Boca Mission, LLC, the original borrower, Investcorp Properties Limited, the original indemnitor, Diversified Invest II, LLC, the seller, NWC Glades 441, Inc. original principal, Ramco Boca SPC, Inc, the substitute principal, and LaSalle Bank National Association, the lender.
10	.61*	Reaffirmation and Consent to Transfer and Substitution of Indemnitor Agreement, dated September 7, 2004, in the original amount of $43,250,000, by Ramco-Gershenson Properties, L.P. as purchaser and substitute indemnitor, Linton Delray, LLC, the borrower, Investcorp Properties Limited, the original indemnitor, Diversified Invest III, LLC, the seller, Delray Rental, Inc., original principal, Ramco Delray SPC, Inc, the substitute principal, and LaSalle Bank National Association, the lender.
10	.62*	Amended and Restated Limited Partnership Agreement of Ramco/Lion Venture LP, dated as of December 29, 2004, by Ramco-Gershenson Properties, L.P., as a limited partner, Ramco Lion LLC, as a general partner, CLPF-Ramco, L.P. as a limited partner, and CLPF-Ramco GP, LLC as a general partner.
10	.63*	First Amendment to Fourth Amended and Restated Master Revolving Credit Agreement and Other Loan Documents, dated December 29, 2004 by and among Ramco-Gershenson Properties, L.P., as Maker, in connection with the Operating Partnership’s $160,000,000 borrowing agreement.
10	.64*	First Amendment to Second Amended and Restated Unsecured Revolving Credit Agreement, dated December 29, 2004 by and among Ramco-Gershenson Properties, L.P., as Maker, in connection with the Operating Partnership’s borrowing agreement.
10	.65*	Summary of Trustee Compensation Structure
10	.66*	Form of Nonstatutory Stock Option Agreement.
12	.1*	Computation of Ratio of Earnings to Combined Fixed Charges And Preferred Stock Dividends.
14	.1*	Ramco-Gershenson Properties Trust Code of Business Conduct and Ethics.
21	.1*	Subsidiaries
23	.1*	Consent of Deloitte & Touche LLP.
31	.1*	Certification of Dennis E. Gershenson as Principal Executive Officer.
31	.2*	Certification of Richard J. Smith as Principal Financial Officer.
32	.1*	Certification of Dennis E. Gershenson as President and CEO pursuant Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of Richard J. Smith as CFO pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ramco-Gershenson Properties Trust

Dated: March 29, 2005	By: /s/ Joel D. Gershenson Joel D. Gershenson, Chairman
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of registrant and in the capacities and on the dates indicated.

Dated: March 29, 2005	By: /s/ Joel D. Gershenson Joel D. Gershenson, Trustee and Chairman

Dated: March 29, 2005	By: /s/ Dennis E. Gershenson Dennis E. Gershenson, Trustee and President (Principal Executive Officer)

Dated: March 29, 2005	By: /s/ Stephen R. Blank Stephen R. Blank, Trustee

Dated: March 29, 2005	By: /s/ Arthur H. Goldberg Arthur H. Goldberg, Trustee

Dated: March 29, 2005	By: /s/ James Grosfeld James Grosfeld, Trustee

Dated: March 29, 2005	By: /s/ Robert A. Meister Robert A. Meister, Trustee

Dated: March 29, 2005	By: /s/ Joel M. Pashcow Joel M. Pashcow, Trustee

Dated: March 29, 2005	By: /s/ Mark K. Rosenfeld Mark K. Rosenfeld, Trustee

Dated: March 29, 2005	By: /s/ Richard J. Smith Richard J. Smith, Chief Financial Officer (Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Trustees of
Ramco-Gershenson Properties Trust
Farmington Hills, Michigan:
      We have audited the accompanying consolidated balance sheets of Ramco-Gershenson Properties Trust and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ramco-Gershenson Properties Trust and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
      As discussed in Note 3, the accompanying 2003 and 2002 consolidated financial statements have been restated.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 25, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of a material weakness.
/s/ DELOITTE & TOUCHE LLP
Detroit, Michigan
March 25, 2005

RAMCO-GERSHENSON PROPERTIES TRUST
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

		(As restated)
	(In thousands, except
	per share amounts)
ASSETS
Investment in real estate, net	$951,176	$736,645
Cash and cash equivalents	15,045	19,883
Accounts receivable, net	26,845	30,109
Equity investments in unconsolidated entities	9,182	9,091
Other assets, net	41,530	30,551

Total Assets	$1,043,778	$826,279

LIABILITIES AND SHAREHOLDERS’ EQUITY
Mortgages and notes payable	$633,435	$454,358
Distributions payable	9,963	10,486
Accounts payable and accrued expenses	30,003	24,474

Total Liabilities	673,401	489,318

Minority Interest	40,364	42,643
SHAREHOLDERS’ EQUITY
Preferred Shares of Beneficial Interest, par value $.01, 10,000 shares authorized:
9.5% Series B Cumulative Redeemable Preferred Shares; 1,000 issued and shares issued and outstanding, liquidation value of $25,000	23,804	23,804
7.95% Series C Cumulative Convertible Preferred Shares; 1,889 issued and shares issued and outstanding in 2004, none in 2003, liquidation value of $53,837	51,741	—
Common Shares of Beneficial Interest, par value $.01, 30,000 shares authorized; 16,829 and 16,795 issued and outstanding, in 2004 and 2003, respectively	168	167
Additional paid-in capital	342,719	342,127
Accumulated other comprehensive income (loss)	220	(1,098)
Cumulative distributions in excess of net income	(88,639)	(70,682)

Total Shareholders’ Equity	330,013	294,318

Total Liabilities and Shareholders’ Equity	$1,043,778	$826,279

See notes to consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31,

	2004	2003	2002

		(As restated)	(As restated)
	(In thousands, except per share amounts)
REVENUES
Minimum rents	$91,346	$72,992	$60,628
Percentage rents	961	1,177	1,052
Recoveries from tenants	34,733	29,527	25,228
Fees and management income	2,506	1,455	1,527
Other income	2,349	2,906	2,400

Total revenues	131,895	108,057	90,835

EXPENSES
Real estate taxes	17,193	14,822	11,911
Recoverable operating expenses	19,736	16,903	14,349
Depreciation and amortization	27,491	23,010	17,697
Other operating	1,807	4,277	1,448
General and administrative	11,145	8,792	9,377
Interest expense	34,525	29,432	26,429

Total expenses	111,897	97,236	81,211

Operating income	19,998	10,821	9,624
Impairment of investment in unconsolidated entity	(4,775)	—	—

Income from continuing operations before gain on sale of real estate assets, minority interest and earnings from unconsolidated entities	15,223	10,821	9,624
Gain on sale of real estate assets	2,408	263	—
Minority interest	(2,706)	(1,969)	(2,422)
Earnings from unconsolidated entities	180	252	790

Income from continuing operations	15,105	9,367	7,992

Discontinued operations, net of minority interest:
Gain on sale of property	—	897	2,164
Income from operations	15	214	407

Income from discontinued operations	15	1,111	2,571

Net income	15,120	10,478	10,563
Preferred stock dividends	(4,814)	(2,375)	(1,151)
Gain on redemption of preferred shares	—	—	2,425

Net income available to common shareholders	$10,306	$8,103	$11,837

Basic earnings per share:
Income from continuing operations	$0.61	$0.50	$0.88
Income from discontinued operations	—	0.08	0.24

Net income	$0.61	$0.58	$1.12

Diluted earnings per share:
Income from continuing operations	$0.60	$0.49	$0.87
Income from discontinued operations	—	0.08	0.24

Net income	$0.60	$0.57	$1.11

Basic weighted average shares outstanding	16,816	13,955	10,529

Diluted weighted average shares outstanding	17,031	14,141	10,628

COMPREHENSIVE INCOME
Net income	$15,120	$10,478	$10,563
Other comprehensive income:
Unrealized gains on interest rate swaps	1,318	1,832	249

Comprehensive income	$16,438	$12,310	$10,812

See notes to consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands, except share amounts)

				Accumulated	Cumulative
		Common	Additional	Other	Distributions	Total
	Preferred	Stock Par	Paid-In	Comprehensive	in Excess of	Shareholders’
	Stock	Value	Capital	Income(Loss)	Net Income	Equity

Balance, January 1, 2002 as previously reported	$33,829	$71	$150,186	$(3,179)	$(47,502)	$133,405
Adjustments to opening shareholders’ equity					(318)	(318)

Balance, January 1, 2002 (as restated)	33,829	71	150,186	(3,179)	(47,820)	133,087
Cash distributions declared					(18,419)	(18,419)
Preferred shares dividends declared					(1,151)	(1,151)
Conversion of Operating Partnership Units to common shares			224			224
Conversion of preferred shares to common shares	(4,833)	3	4,830			—
Redemption of Series A Preferred shares	(28,996)				2,425	(26,571)
Issuance of common stock		48	77,650			77,698
Issuance of Series B Preferred Shares	23,804					23,804
Purchase and retirement of common shares			(42)			(42)
Stock options exercised			800			800
Net income and comprehensive income (as restated)				249	10,563	10,812

Balance, December 31, 2002, as restated	23,804	122	233,648	(2,930)	(54,402)	200,242
Cash distributions declared					(24,382)	(24,382)
Preferred shares dividends declared					(2,376)	(2,376)
Deficiency dividend declared — See Note 18					(2,200)	(2,200)
Reimbursement of deficiency dividend					2,200	2,200
Conversion of Operating Partnership Units to common shares			28			28
Issuance of common stock		45	107,160			107,205
Stock options exercised			1,291			1,291
Net income and comprehensive income (as restated)				1,832	10,478	12,310

Balance, December 31, 2003, as restated	23,804	167	342,127	(1,098)	(70,682)	294,318
Cash distributions declared					(28,263)	(28,263)
Preferred shares dividends declared					(4,814)	(4,814)
Stock options exercised		1	592			593
Issuance of Series C Preferred Shares	51,741					51,741
Net income and comprehensive income				1,318	15,120	16,438

Balance, December 31, 2004	$75,545	$168	$342,719	$220	$(88,639)	$330,013

See notes to consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

		2003	2002
	2004	(As restated)	(As restated)

	(In thousands)
Net income	$15,120	$10,478	$10,563
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,491	23,078	17,843
Amortization of deferred financing costs	1,291	991	1,208
Write-off of straight line rent receivable	—	2,982	—
Gain on sale of property	—	(897)	(2,164)
Gain on sale of real estate assets	(2,408)	(263)	—
Earnings from unconsolidated entities	(180)	(252)	(790)
Impairment of investment in unconsolidated entity	4,775	—	—
Minority interest, continuing operations	2,706	1,969	2,422
Minority interest, discontinued operations	2	44	137
Distributions received from unconsolidated entities	468	656	719
Lease incentive received	713	—	—
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(177)	(9,591)	(3,615)
Other assets	(4,972)	(7,277)	(7,366)
Accounts payable and accrued expenses	1,558	4,767	309

Net Cash Provided by Operating Activities	46,387	26,685	19,266

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate developed or acquired, net of liabilities assumed	(119,084)	(96,194)	(77,390)
Investment in unconsolidated entities	(6,547)	—	(14,079)
Proceeds from sale of property	—	3,268	10,272
Proceeds from sales of real estate assets	20,068	11,058	—
Other	—	—	72

Net Cash Used in Investing Activities	(105,563)	(81,868)	(81,125)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to shareholders	(28,249)	(22,478)	(16,249)
Cash distributions to operating partnership unit holders	(4,920)	(4,922)	(4,937)
Cash dividends paid on preferred shares	(3,744)	(2,376)	(1,998)
Redemption of preferred shares	—	—	(26,571)
Repayment of unsecured revolving credit facility	(27,000)	(48,748)	(32,125)
Principal repayments on mortgages payable	(50,792)	(46,243)	(15,761)
Repayment of Credit Facility	(19,050)	(24,098)	(17,700)
Payment of deferred financing costs	(3,175)	(991)	(2,755)
Distributions to minority partners	(66)	—	—
Purchase and retirement of common shares	—	—	(42)
Net proceeds from issuance of common shares	—	107,205	77,698
Net proceeds from issuance of preferred shares	51,741	—	23,804
Proceeds from mortgages payable	34,700	48,100	63,736
Borrowings on Credit Facility	60,000	8,098	6,400
Borrowings on unsecured revolving credit facility	44,300	48,748	10,000
Borrowings on construction loan	—	1,506	—
Proceeds from exercise of stock options	593	1,291	800

Net Cash Provided by Financing Activities	54,338	65,092	64,300

Net (Decrease) Increase in Cash and Cash Equivalents	(4,838)	9,909	2,441
Cash and Cash Equivalents, Beginning of Period	19,883	9,974	5,542
Effect of purchase of remaining joint venture interests	—	—	1,991

Cash and Cash Equivalents, End of Period	$15,045	$19,883	$9,974

Supplemental Cash Flow Disclosure, including Non-Cash Activities:
Cash paid for interest during the period	$33,742	$29,206	$25,018
Capitalized interest	692	575	1,244
Assumed debt of acquired property and joint venture interests	136,919	43,747	61,086
Deficiency dividend declared	—	2,196	—
Increase in fair value of interest rate swaps	1,318	1,832	249
See notes to consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2004, 2003 and 2002
(Dollars in thousands)
1. Organization and Summary of Significant Accounting Policies
      Ramco-Gershenson Properties Trust, together with its subsidiaries, (the “Company”) is a real estate investment trust (“REIT”) engaged in the business of owning, developing, acquiring, managing and leasing community shopping centers, regional malls and single tenant retail properties. At December 31, 2004, we had a portfolio of 74 shopping centers, with more than 15,300,000 square feet of gross leasable area, located in the midwestern, southeastern and mid-Atlantic regions of the United States. Our centers are usually anchored by discount department stores or supermarkets and the tenant base consists primarily of national and regional retail chains and local retailers. Our credit risk, therefore, is concentrated in the retail industry.
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
Principles of Consolidation
      The consolidated financial statements include the accounts of the Company and our majority owned subsidiary, the Operating Partnership, Ramco-Gershenson Properties, L.P. (85.2% owned by us at December 31, 2004 and 2003), and all wholly owned subsidiaries, including bankruptcy remote single purpose entities and all majority owned joint venture entities over which we have control. Investments in real estate joint ventures for which we have the ability to exercise significant influence over, but we do not have financial or operating control, are accounted for using the equity method of accounting. Accordingly, our share of the earnings of these joint ventures is included in consolidated net income. All intercompany accounts and transactions have been eliminated in consolidation.
      Through the Operating Partnership we own 100% of the non-voting and voting common stock of Ramco-Gershenson, Inc. (“Ramco”), and therefore it is included in the consolidated financial statements. Ramco has elected to be a taxable REIT subsidiary for federal income tax purposes. Ramco provides property management services to us and other entities. See Note 19 for management fees earned from related parties.
Use of Estimates
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and reported amounts that are not readily apparent from other sources. Actual results could differ from those estimates.
      These estimates are based on historical experience and information that is available to management about current events and actions the Company may take in the future. Listed below are certain significant estimates and assumptions used in the preparation of our financial statements.
      Allowance for Doubtful Accounts — We provide for bad debt expense based upon the reserve method of accounting. We monitor the collectibility of our accounts receivable (billed, unbilled and straight-line) from specific tenants, analyze historical bad debts, customer credit worthiness, current economic trends and

RAMCO-GERSHENSON PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
changes in tenant payment terms when evaluating the adequacy of the allowance for bad debts. When tenants are in bankruptcy, we make estimates of the expected recovery of pre-petition and post-petition claims. The ultimate resolution of these claims can exceed one year.
      Accounts receivable in the accompanying balance sheet is shown net of an allowance for doubtful accounts of $1,143 and $873 as of December 31, 2004 and 2003, respectively.

	2004	2003	2002

Allowance for doubtful accounts:
Balance at beginning of year	$873	$1,573	$1,773
Charged to Expense	410	3,031	211
Write offs	(140)	(3,731)	(411)

Balance at end of year	$1,143	$873	$1,573

      During the second quarter of 2003, Kmart Corporation assigned its lease at our Tel-Twelve shopping center to Meijer, Inc. The assignment of this lease was accounted for as a lease termination and we wrote off the straight-line rent receivable of $2,982. The provision for doubtful accounts is included in other operating expenses.
      Accounting for the Impairment of Long-Lived Assets and Equity Investments — We periodically review whether events and circumstances subsequent to the acquisition or development of long-term assets, or intangible assets subject to amortization, have occurred that indicate the remaining estimated useful lives of those assets may warrant revision or that the remaining balance of those assets may not be recoverable. If events and circumstances indicate that the long-lived assets should be reviewed for possible impairment, we use projections to assess whether future cash flows, on a non-discounted basis, for the related assets are likely to exceed the recorded carrying amount of those assets to determine if a write-down is appropriate. For investments accounted for on the equity method, we consider whether declines in the fair value of the investment below its carrying amount are other than temporary. If we identify impairment, we report a loss to the extent that the carrying value of an impaired asset exceeds its fair value as determined by valuation techniques appropriate in the circumstances.
      In determining the estimated useful lives of intangibles assets with finite lives, we consider the nature, life cycle position, and historical and expected future operating cash flows of each asset, as well as our commitment to support these assets through continued investment.
      During 2004, we recognized an impairment loss of $4,775 related to our 10% investment in PLC Novi West Development. This investment was accounted for on the equity method of accounting. There were no impairment charges for the years ended December 31, 2003 or 2002. See Note 4.
Revenue Recognition
      Shopping center space is generally leased to retail tenants under leases which are accounted for as operating leases. We recognize minimum rents on the straight-line method over the terms of the leases, as required under Statement of Financial Accounting Standards (“SFAS”) No. 13. Certain of the leases also provide for additional revenue based on contingent percentage income, which is recorded on an accrual basis once the specified target that triggers this type of income is achieved. The leases also typically provide for tenant recoveries of common area maintenance, real estate taxes and other operating expenses. These recoveries are recognized as revenue in the period the applicable costs are incurred. Revenue from fees and management income are recognized in the period in which the earnings process is complete. Lease termination fees are recognized when a lease termination agreement is executed by the parties.

RAMCO-GERSHENSON PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Straight line rental income was greater than the current amount required to be paid by our tenants by $1,914, $1,645 and $2,923 for the years ended December 31, 2004, 2003 and 2002, respectively.
      Revenues from our largest tenant, Wal-Mart, amounted to 5.1%, 6.7% and 7.5% of our annualized base rent for the years ended December 31, 2004, 2003 and 2002, respectively.
      Gain on sale of properties and other real estate assets are recognized when it is determined that the sale has been consummated, the buyer’s initial and continuing investment is adequate, our receivable, if any, is not subject to future subordination, and the buyer has assumed the usual risks and rewards of ownership of the assets.
Cash and Cash Equivalents
      We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.
Income Tax Status
      We conduct our operations with the intent of meeting the requirements applicable to a REIT under sections 856 through 860 of the Code. In order to maintain our qualification as a REIT, we are required to distribute annually at least 90% of our REIT taxable income to our shareholders. As long as we qualify as a REIT, we will generally not be liable for federal corporate income taxes. Thus, no provision for federal income taxes has been included in the accompanying financial statements.
Real Estate
      We record real estate assets at cost less accumulated depreciation. Direct costs incurred for the acquisition, development and construction of properties are capitalized. For redevelopment of an existing operating property, the undepreciated net book value plus the direct costs for the construction incurred in connection with the redevelopment are capitalized to the extent such costs do not exceed the estimated fair value when complete.
      Depreciation is computed using the straight-line method and estimated useful lives for buildings and improvements of 40 years and equipment and fixtures of 5 to 10 years. Expenditures for improvements are capitalized and amortized over the remaining life of the initial terms of each lease. Occasionally, we provide allowances for costs incurred by new tenants for the improvements to the leased property. We record the allowance as part of buildings and improvements and depreciate it over the term of the lease. We commence depreciation of the asset once the lessee has completed the agreed-upon improvements and the premise is ready to open. Expenditures for normal, recurring, or periodic maintenance and planned major maintenance activities are charged to expense when incurred. Renovations which improve or extend the life of the asset are capitalized.
Other Assets
      Other assets consist primarily of prepaid expenses, development and acquisition costs, and financing and leasing costs which are amortized using the straight-line method over the terms of the respective agreements. Should a tenant terminate its lease, the unamortized portion of the leasing costs is charged to expense. Unamortized financing costs are expensed when the related agreements are terminated before their scheduled maturity dates. Proposed development and acquisition costs are deferred and transferred to construction in progress when development commences or expensed if development is not considered probable.

RAMCO-GERSHENSON PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Purchase Accounting for Acquisitions of Real Estate and Other Assets
      Acquired real estate assets have been accounted for using the purchase method of accounting and accordingly, the results of operations are included in the Consolidated Statements of Income and Comprehensive Income from the respective dates of acquisition. We allocated the purchase price to (i) land and buildings based on management’s internally prepared estimates and (ii) identifiable intangible assets or liabilities generally consisting of above-market and below-market leases and in-place leases, which are included in other assets or other liabilities in the Consolidated Balance Sheets. We use estimates of fair value based on estimated cash flows, using appropriate discount rates, and other valuation techniques, including management’s analysis of comparable properties in the existing portfolio, to allocate the purchase price to acquired tangible and intangible assets. Liabilities assumed generally consist of mortgage debt on the real estate assets acquired. Assumed debt with a stated interest rate that is significantly different from market interest rates for similar debt instruments is recorded at its fair value based on estimated market interest rates at the date of acquisition.
      The estimated fair value of above-market and below-market in-place leases for acquired properties is recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease.
      The aggregate fair value of other intangible assets (consisting of in-place, at market leases) is estimated based on property values using internally developed methods to determine the respective property values. Factors considered by management in their analysis include an estimate of costs to execute similar leases and operating costs saved.
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
Investments in Unconsolidated Entities
      The Company accounts for its investments in unconsolidated entities using the equity method of accounting, as the Company exercises significant influence over, but does not control, and is not the primary beneficiary of these entities. These investments are initially recorded at cost, and subsequently adjusted for equity in earnings and cash contributions and distributions.
Derivative Financial Instruments
      The Company recognizes all derivative financial instruments in the consolidated financial statements at fair value. Changes in fair value of derivative financial instruments that qualify for hedge accounting are recorded in stockholders’ equity as a component of accumulated other comprehensive income.
      In managing interest rate exposure on certain floating rate debt, we at times enter into interest rate protection agreements. We do not utilize these arrangements for trading or speculative purposes. The differential between fixed and variable rates to be paid or received is accrued monthly, and recognized currently in the Consolidated Statements of Income and Comprehensive Income. We are exposed to credit loss in the event of non-performance by the counter party to the interest rate swap agreements, however, we do not anticipate non-performance by the counter party.

RAMCO-GERSHENSON PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Stock-Based Compensation
      We have two stock-based compensation plans, which are described more fully in Note 16. We account for these plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common shares on the date of grant, except for amounts received by certain executives for dividend equivalent payments under our stock option gain deferral plan. The following table illustrates the effect on net income and earnings per share as if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Years Ended December 31,

	2004	2003	2002

Net Income, as reported	$15,120	$10,478	$10,563
Less total stock-based employee compensation expense determined under fair value method for all awards	(54)	(21)	(45)

Pro forma net income	$15,066	$10,457	$10,518

Earnings per share:
Basic — as reported	$0.61	$0.58	$1.12

Basic — pro forma	$0.61	$0.58	$1.12

Diluted — as reported	$0.60	$0.57	$1.11

Diluted — pro forma	$0.60	$0.57	$1.11

      The following are the assumptions used to compute the amounts above:

	2004	2003	2002

Risk-free interest rate	3.2%	2.3%	4.3%
Dividend yield	6.8%	7.1%	8.7%
Volatility	20.6%	22.0%	21.5%
Weighted average expected life	5.0	5.0	5.0

2.	Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 153, “Exchange of Nonmonetary Assets” (“SFAS 153”). This Statement amends Accounting Principles Board (“APB”) Opinion No. 29, “Accounting for Nonmonetary Transactions” (“APB No. 29”) which established the requirement that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB No. 29, however, included certain exceptions to that principle. SFAS 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. SFAS 153 is not expected to have material impact on our consolidated financial statements.
      In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). This statement supersedes APB No. 25 and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all shares-based payments to employees, including grants of employee stock

RAMCO-GERSHENSON PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
options, to be recognized in the consolidated statement of income based on their fair values. SFAS 123(R) is effective for fiscal periods beginning after June 15, 2005.
      The impact of adopting SFAS 123(R) cannot be accurately estimated at this time, as it will depend on the market value and the amount of share-based awards granted in future periods.
3. Restatement
      The accompanying financial statements for 2003 and 2002 have been restated to reflect adjustments for misstatements the Company identified in February and March 2005. We determined that the Company had understated its liability for employee bonuses and overstated assets, including leasing costs, related to former tenants. In addition, the Company evaluated the accounting for rental revenues as a result of the views expressed by the Office of the Chief Accountant of the Securities and Exchange Commission in a February, 2005 letter to the American Institute of Certified Public Accountants. Our evaluation resulted in restating 2003 and 2002 revenue related to the initial timing of recognition of straight line rent. The restatement of our Consolidated Balance Sheets as of December 31, 2003 resulted in a decrease in assets of $700 and increase in accrued liabilities of $1,011. The restatement of our Consolidated Statements of Income and Comprehensive Income decreased net income by $615 and $443 for the years ended December 31, 2003 and 2002, respectively.
      Set forth below is a summary of the significant effects of the restatement in the Consolidated Statements of Income for the years ended December 31, 2003 and 2002 and the Consolidated Balance Sheet as of December 31, 2003. See Note 18 for a comparison of the restated Quarterly Financial Data for each of the quarterly results of operations for the years ended December 31, 2004 and 2003.

	Year Ended December 31,

	2003		2002

	As Previously	As	As Previously	As
	Reported	Restated	Reported	Restated

Revenues
Minimum rents	$73,335	$72,992	$60,553	$60,628

Total revenues	108,400	108,057	90,760	90,835

Expenses
Depreciation and amortization	22,908	23,010	17,590	17,697
General and administrative	8,515	8,792	8,833	9,377

Total expenses	96,857	97,236	80,560	81,211

Operating income	11,543	10,821	10,200	9,624

Income from continuing operations before gain on sale of real estate assets, minority interest and earnings from unconsolidated entities	11,543	10,821	10,200	9,624
Minority interest	(2,076)	(1,969)	(2,555)	(2,422)

Income from continuing operations	9,982	9,367	8,435	7,992

Net income	$11,093	$10,478	$11,006	$10,563

Basic earnings per share:
Income from continuing operations	$0.55	$0.50	$0.92	$0.88
Income from discontinued operations	0.07	0.08	0.25	0.24

Net income	$0.62	$0.58	$1.17	$1.12

Diluted earnings per share:
Income from continuing operations	$0.54	$0.49	$0.91	$0.87
Income from discontinued operations	0.08	0.08	0.25	0.24

Net income	$0.62	$0.57	$1.16	$1.11

RAMCO-GERSHENSON PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of December 31, 2003

	As
	Previously	As
	Reported	Restated

Assets
Investment in real estate, net	$736,753	$736,645
Accounts receivable, net	30,578	30,109
Other assets, net	30,674	30,551
Total Assets	$826,979	$826,279
Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$23,463	$24,474
Total Liabilities	488,307	489,318
Minority Interest	42,978	42,643
Shareholders’ Equity
Cumulative distributions in excess of net income	(69,306)	(70,682)
Total Shareholders’ Equity	295,694	294,318
Total Liabilities and Shareholders’ Equity	$826,979	$826,279
4. Impairment of Investment in Unconsolidated Entity
      Prior to 1999, we completed significant predevelopment work such as optioning land, obtaining governmental entitlements, negotiating leases with several anchor tenants and developed a preliminary site plan to build and own a lifestyle shopping center in Novi, Michigan. During 1999, we contributed our predevelopment expenditures, at cost, for a 10% interest in a new joint venture entity, PLC Novi West Development (“PLC Novi”). This investment was accounted for on the equity method. In reporting periods prior to August 2004, based on projections provided by our joint venture partner, and other information available to us, we estimated that the fair value of our investment exceeded its carrying value of approximately $5.0 million. In August 2004, we were informed by our partner that they were not extending the construction loan with the bank, and were requesting a reduction of the principal due under the loan. Later that month, we sold our interest to a third party investor for $25 and recorded a $4,775 impairment loss. Subsequent to our sale we learned that PLC Novi filed for Chapter 11 bankruptcy protection. We believe we have no further liabilities with respect to this investment.
5. Accounts Receivable — Net
      Accounts receivable at December 31, 2004 includes $3,390 due from Atlantic Realty Trust (“Atlantic”) for reimbursement of tax deficiencies and interest related to the Internal Revenue Service (“IRS”) examination of our taxable years ended December 31, 1991 through 1995. Under terms of the Tax Agreement, Atlantic assumed all of our liability for tax and interest arising out of the IRS examination. See Note 20.
      Accounts receivable includes $11,708 and $11,388 of unbilled straight-line rent receivables at December 31, 2004 and December 31, 2003, respectively.

RAMCO-GERSHENSON PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
6. Investment in Real Estate
      Investment in real estate at December 31, consists of the following:

	2004	2003

Land	$141,736	$108,170
Buildings and improvements	908,304	701,953
Construction in progress	16,215	20,122

	1,066,255	830,245
Less: accumulated depreciation	(115,079)	(93,600)

Investment in real estate — net	$951,176	$736,645

      Depreciation expense for the years ended December 31, 2004, 2003 and 2002 was $22,567, $19,158 and $14,434, respectively.
7. Property Acquisitions and Dispositions
Acquisitions:
      We acquired eight properties during 2004 at an aggregate cost of $248,400, including the assumption of approximately $126,500 of mortgage indebtedness and six properties during 2003, at an aggregate cost of $106,750, including the assumption of approximately $43,747 of mortgage indebtedness. We allocated the purchase price of acquired property between land, building and other identifiable intangible assets and liabilities, such as amounts related to in-place leases and acquired below-market leases.
      At December 31, 2004, $8,411 of intangible assets related to acquisitions made in 2004 and 2003 are included in Other Assets in the Consolidated Balance Sheet. Of this amount, approximately $5,702 was attributable to in-place leases, principally lease origination costs, such as legal fees and leasing commissions, and $2,709 was attributable to above-market leases. Included in accrued expenses are intangible liabilities related to below-market leases of $2,361 and an adjustment to increase debt to fair market value in the amount of $2,384. The lease-related intangible assets and liabilities are being amortized over the terms of the acquired leases which resulted in additional expense of approximately $945 and an increase in revenue of $332 for the twelve months ended December 31, 2004. The fair market value adjustment of debt decreased interest expense by $411 for the twelve months ended December 31, 2004. Due to existing contacts and relationships with tenants at our currently owned properties, no value has been ascribed to tenant relationships at the acquired properties.

			Purchase	Debt
Acquisition Date	Property Name	Property Location	Price	Assumed

2004:
January	Merchants’ Square	Carmel, IN	$37,300	$23,100
August	Promenade at Pleasant Hill	Duluth, GA	24,500	13,800
August	Centre at Woodstock	Woodstock, GA	12,000	5,800
September	Mission Bay Plaza	Boca Raton, FL	60,800	40,500
September	Plaza at Delray	Delray Beach, FL	65,800	43,300
December	Village Plaza*	Lakeland, FL	15,500	—
December	Treasure Coast Commons*	Jensen Beach, FL	14,000	—
December	Vista Plaza*	Jensen Beach, FL	18,500	—

RAMCO-GERSHENSON PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Purchase	Debt
Acquisition Date	Property Name	Property Location	Price	Assumed

2003:
January	Livonia Plaza	Livonia, MI	13,100	—
May	Publix at River Crossing	New Port Richey, FL	7,150	4,200
July	Clinton Pointe	Clinton Township, MI	11,600	—
August	Lakeshore Marketplace	Norton Shores, MI	22,500	15,700
September	Fairlane Meadows	Dearborn, MI	19,400	12,000
December	Hoover Eleven	Warren, MI	33,000	11,900

*	Ramco/ Lion Venture LP acquired the three Florida properties in December 2004. Subsequent to the acquisitions, we admitted an investor into the entity and our ownership percentage in Ramco/ Lion Venture LP decreased to 30%. See Note 9.
Dispositions:
      During June 2004 and November 2004, we sold two parcels of land and two buildings at our Auburn Mile shopping center to existing tenants. In addition, at our Cox Creek shopping center, we sold a portion of the existing shopping center and land located immediately adjacent to the center in June 2004 to a retailer that will construct its own store. During 2004, we also sold five parcels of land. The sale of these parcels resulted in a net gain of $2,408.
      In December 2003, we sold Ferndale Plaza for cash of $3,268, resulting in a gain on sale of approximately $897, net of minority interest. Ferndale Plaza’s results of operations and the gain on sale have been included in income from discontinued operations in the Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2002 and 2003. During 2004 we recognized $15 of percentage rent revenues net of minority interest. In addition, during 2003, we sold six parcels of land and recognized an aggregate gain of $263.
      In April 2002, we sold Hickory Corners for cash of $10,272, resulting in a gain on sale of approximately $2,164, net of minority interest. Hickory Corners’ results of operations and the gain on sale have been included in income from discontinued operations in the Consolidated Statements of Income and Comprehensive Income for the year ended December 31, 2002.
8. Acquisition of Joint Venture Properties
      On May 14, 2004, we acquired an additional 27.9% interest in 28th Street Kentwood Associates for $1,300 in cash, increasing our ownership interest in this entity to 77.9%. The share of net income for the period January 1, 2004 through May 13, 2004 which relates to our 50% interest is included in earnings from unconsolidated entities in the Consolidated Statements of Income and Comprehensive Income. The additional investment in 28th Street Kentwood Associates resulted in this entity being consolidated as of May 14, 2004.
      In May 2002, we acquired an additional 75% ownership interest in RPT/ INVEST, LLC, which owns two community centers: Chester Springs and Rivertowne Square. As a result of this purchase, we became the 100% owner of the two centers. In this transaction we paid approximately $8,714 to our joint venture partner in cash and we assumed $22,000 of debt.
      During November 2002, we acquired an additional 90% ownership interest in Rossford Development LLC, which owns Crossroads Centre located in Rossford, Ohio. As a result of this purchase, we became the 100% owner of this center. The purchase price amounted to cash payment of $1,373, and we assumed debt of $20,246.

RAMCO-GERSHENSON PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In December 2002, we acquired an additional 75% ownership interest in RPT/ INVEST II, LLC, which owns East Town Plaza shopping center located in Madison, Wisconsin. We paid our joint venture partner approximately $3,992 in cash and assumed $12,000 of debt. This additional investment resulted in us becoming the 100% owner of the center.
      Prior to acquiring the 100% interest in the above mentioned shopping centers, we accounted for the shopping centers using the equity method of accounting. Accordingly, our share of the earnings of these joint ventures prior to acquiring the remaining ownership interest is included in earnings from unconsolidated entities in the Consolidated Statements of Income and Comprehensive Income.
      The acquisitions of the additional interests in these above-mentioned shopping centers were accounted for using the purchase method of accounting and the results of operations have been included in the consolidated financial statements since the date of acquisitions. The excess of the fair value over the net book basis of the interest in these five shopping centers have been allocated to land, buildings and, as applicable, identifiable intangibles. No goodwill was recorded as a result of these acquisitions.
9. Investments in Unconsolidated Entities
      We currently have investments in the following unconsolidated entities:

Ownership as of
Unconsolidated Entities	December 31, 2004

S-12 Associates	50%
Ramco/ West Acres LLC	40%
Ramco/ Shenandoah LLC	40%
Beacon Square Development LLC	10%
Ramco Gaines, LLC	10%
Ramco Lion Venture LP	30%
      In March 2004, we formed Beacon Square Development LLC (“Beacon Square”) and invested $50 for a 10% interest in Beacon Square and an unrelated party contributed capital of $450 for a 90% interest. We also transferred land and certain improvements to the joint venture for an amount equal to our cost and received a note receivable from the joint venture in the same amount, which was subsequently repaid. In June 2004, Beacon Square obtained a variable rate construction loan from a financial institution, in an amount not to exceed $6,800, which loan is due in August 2007. The joint venture also has mezzanine fixed rate debt from a financial institution, in the amount of $1,300, due August 2007. Beacon Square has an investment in real estate assets of approximately $6,700 and other liabilities of $1,000, as of December 31, 2004.
      We do not have a controlling interest in Beacon Square, and we record our 10% share of the joint venture’s operating results using the equity method. Under the terms of an agreement with Beacon Square, we are responsible for the predevelopment, construction, leasing and management of the project, for which we earned a predevelopment fee of $125 and management fees of $334 during 2004. Our maximum exposure to loss is our investment of $50 and any unpaid management fees as of December 31, 2004.
      In June 2004, we formed Ramco Gaines LLC (“Gaines”) and invested $50 for a 10% interest in Gaines, and an unrelated party contributed $450 for a 90% interest. We also transferred land and certain improvements to the joint venture for an amount equal to our cost and received a note receivable from the joint venture in the same amount, which was subsequently repaid. Prior to September 30, 2004, we had substantial continuing involvement in the property, and accordingly, we consolidated Gaines in our June 30, 2004 financial statements. In September 2004, due to changes in the joint venture agreement and financing arrangements, we do not have substantial continuing involvement and accordingly account for the investment on the equity method. This entity is developing a shopping center located in Gaines Township, Michigan. In September 2004, Gaines obtained a variable rate construction loan from a financial institution, in an amount not to exceed

RAMCO-GERSHENSON PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$8,025, which loan is due in September 2007. The joint venture also has mezzanine fixed rate debt from a financial institution, in the amount of $1,500, due September 2007. Gaines has an investment in real estate assets of approximately $7,900, and other liabilities of $2,300, as of December 31, 2004.
      Under the terms of an agreement with Gaines, we are responsible for the predevelopment, construction, leasing and management of the project, for which we earned a predevelopment fee of $250 and management fees of $1,447 during 2004. Our maximum exposure to loss is our investment of $50 and any unpaid management fees as of December 31, 2004.
      In December 2004, we formed Ramco Lion/ Venture LP (the “Venture”) with affiliates of Clarion Lion Properties Fund (“Clarion”), a private equity real estate fund and advised by ING Clarion Partners. We own 30% of the equity in the Venture and Clarion owns 70%. The Venture plans to acquire up to $450,000 of stable, well-located community shopping centers located in the Southeast and Midwestern United States. The Company and Clarion have committed to contribute to the Venture up to $54,000 and $126,000, respectively, of equity capital to acquire properties through June 2006.
      In 2004, the Venture acquired three shopping centers located in Florida with an aggregate purchase price of $48,000. In addition, the Venture has entered into purchase agreements for six shopping centers, with an aggregate purchase price of $218,300.
      Under terms of an agreement with the Venture, we are the manager of the Venture and its properties, earning fees for acquisitions, management, leasing and financing. We earned an acquisition fee of $288 during 2004. We also have the opportunity to receive performance-based earnings through our interest in the Venture. We account for our interest in the Venture using the equity method. At December 31, 2004, the Venture had a $28,800 variable rate bridge loan, due May 30, 2005, which the Company and Clarion have jointly and severally guaranteed. It is the Venture’s intention to replace the bridge loan with permanent financing. However, there can be no assurance that the Venture will be able to refinance the debt on commercially reasonable or any other terms.
      Our unconsolidated entities had the following debt outstanding at December 31, 2004:

	Balance	Interest
Unconsolidated Entities	outstanding	Rate	Maturity Date

S-12 Associates	$1,227	7.50%	May 2016
Ramco/ West Acres LLC	9,137	8.14%	April 2030(1)
Ramco/ Shenandoah LLC	12,654	7.33%	February 2012
Beacon Square Development LLC	4,065	4.06%	August 2007
Beacon Square Development LLC	1,300	13.00%	August 2007
Ramco Gaines LLC	5,712	4.11%	September 2007
Ramco Gaines LLC	1,500	13.00%	September 2007
Ramco Lion Venture LP	28,830	4.11%	May 2005

	$64,425

(1)	Under terms of the note, the anticipated payment date is April 2010.

RAMCO-GERSHENSON PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Combined condensed financial information of our unconsolidated entities is summarized as follows:

	2004	2003	2002

ASSETS
Investment in real estate, net	$90,828	$133,282
Other assets	4,858	6,273

Total Assets	$95,686	$139,555

LIABILITIES
Mortgage notes payable	$64,425	$99,720
Other liabilities	5,540	3,994

Owners’ equity	25,721	35,841

Total Liabilities and Owners’ Equity	$95,686	$139,555

Company’s Equity Investments in and Advances to Unconsolidated Entities	$9,182	$9,091

TOTAL REVENUES	$9,164	$11,736	$18,679
TOTAL EXPENSES	9,496	12,516	15,685

NET (LOSS) INCOME	$(332)	$(780)	$2,994

COMPANY’S SHARE OF INCOME	$180	$252	$790

10. Other Assets
      Other assets at December 31 are as follows:

	2004	2003

Leasing costs	$20,956	$21,750
Prepaid expenses and other	18,201	13,456
Deferred financing costs	13,227	10,052
Intangible assets	9,693	3,010

	62,077	48,268
Less: accumulated amortization	(23,507)	(21,194)

	38,570	27,074
Proposed development and acquisition costs	2,960	3,477

Other assets — net	$41,530	$30,551

      Amortization expense for the twelve months ended December 31, 2004, 2003 and 2002 was $6,215, $4,911 and $4,617, respectively.
      Intangible assets at December 31, 2004 include $6,662 of lease origination costs and $2,664 of favorable leases related to the allocation of the purchase prices for acquisitions made since 2002. These assets are being amortized over the lives of the applicable leases.

RAMCO-GERSHENSON PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The weighted-average amortization period for intangible assets attributable to lease origination costs is 7.1 years and 6.4 years for favorable leases. The following table represents estimated aggregate amortization expense related to intangible assets as of December 31, 2004:

Year Ending December 31,

2005	$1,245
2006	1,159
2007	942
2008	817
2009	696
Thereafter	3,119

Total	$7,978

11. Mortgages and Notes Payable
      Mortgages and notes payable at December 31 consist of the following:

	2004	2003

Fixed rate mortgages with interest rates ranging from 4.76% to 8.81%, due at various dates through 2018	$494,715	$330,776
Floating rate mortgages at 75% of the rate of long-term Capital A rated utility bonds, due January 1, 2010 plus supplemental interest to equal LIBOR plus 200 basis points, if applicable. The effective rate at December 31, 2004 was 3.84% and at December 31, 2003 was 4.38%	5,470	5,830
Floating rate mortgage, with an interest rate at prime or LIBOR plus 200 basis points, paid in full in June 2004	—	21,000
Construction loan financing, with an interest rate at LIBOR plus 175 basis points, paid in full in June 2004	—	21,752
Unsecured Revolving Credit Facility, with an interest rate at LIBOR plus 185 to 225 basis points, due December 2005, maximum borrowings of $40,000. The effective rate at December 31, 2004 was 4.69%	17,300	—
Secured Revolving Credit Facility, with an interest rate at LIBOR plus 115 to 155 basis points, due December 2005, maximum available borrowings of $160,000. The effective rate at December 31, 2004 was 4.12% and at December 31, 2003 was 4.98%	115,950	75,000

	$633,435	$454,358

      The mortgage notes are secured by mortgages on properties that have an approximate net book value of $742,816 as of December 31, 2004. The Secured Revolving Credit Facility is secured by mortgages on various properties that have an approximate net book value of $167,624 as of December 31, 2004.
      Borrowings under the $160,000 Secured Revolving Credit Facility bear interest between 115 and 155 basis points over LIBOR depending on certain of our leverage ratios. Using 155 basis points over LIBOR at December 31, 2004, the effective interest rate was 4.1%, including the impact of interest rate swap agreements covering $75,000 of this variable rate debt.
      Borrowings under the Unsecured Revolving Credit Facility bear interest between 185 and 225 basis points over LIBOR depending on certain debt ratios.

RAMCO-GERSHENSON PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In connection with the acquisitions of four properties in 2003, we assumed fixed rate mortgages amounting to $43,747, with interest rates ranging from 6.67% to 8.18%. During 2003, we repaid two floating rate mortgages totaling $27,794 and increased fixed rate mortgages by $37,100 with interest rates of 5.45% and 5.51%. In addition, we refinanced a shopping center that was previously included as part of our borrowings under the Secured Credit Facility. This new mortgage in the amount of $11,000 has a 4.76% fixed rate interest rate. In 2003, we repaid a $6,753 fixed rate mortgage with an interest rate of 7.58%.
      In connection with the acquisitions of five properties in 2004, we assumed fixed rate mortgages amounting to approximately $126,500, with interest rates ranging from 4.88% to 8.09%. During 2004, we entered in to two fixed rate mortgage loans amounting to $34,700, secured by two properties and repaid two floating rate mortgages totaling $42,752. These mortgage notes payable bear interest at 5.4% and are due May 2014.
      At December 31, 2004, outstanding letters of credit issued under the Secured Revolving Credit Facility, not reflected in the accompanying consolidated balance sheet, totaled approximately $2,210. At December 31, 2004, we also had other letters of credit outstanding of approximately $1,749. At December 31, 2004, we had no outstanding borrowings under any of our letters of credit.
      The Secured Revolving Credit Facility and the Unsecured Revolving Credit Facility contain financial covenants relating to loan to asset value, minimum operating coverage ratios, and a minimum equity value. As of December 31, 2004, we were in compliance with the covenant terms.
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
      The following table presents scheduled principal payments on mortgages and notes payable as of December 31, 2004:

Year Ending December 31,

2005	$142,539
2006	105,589
2007	62,213
2008	103,249
2009	48,524
Thereafter	171,321

Total	$633,435

      It is our intention to extend the various mortgages and the Secured and Unsecured Credit Facilities that mature during 2005. However, there can be no assurance that we will be able to refinance our debt on commercially reasonable or any other terms.
12. Derivative Financial Instruments
      On the date we enter into an interest rate swap, we designate the derivative as a hedge against the variability of cash flows that are to be paid in connection with a recognized liability. Subsequent changes in the fair value of a derivative designated as a cash flow hedge that is determined to be highly effective are recorded

RAMCO-GERSHENSON PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
in Other Comprehensive Income (“OCI”) until earnings are affected by the variability of cash flows of the hedged transaction. The differential between fixed and variable rates to be paid or received is accrued, as interest rates change, and recognized currently in the Consolidated Statement of Income.
      Under the terms of certain debt agreements, we are required to maintain interest rate swap agreements in the amount equal to the lesser of $75,000 or the amount necessary to insure that not more than 25% of all outstanding debt is variable rate debt, to reduce the impact of changes in interest rates on our variable rate debt. Based on rates in effect at December 31, 2004, the agreements for notional amounts aggregating $75,000 provide for fixed rates ranging from 4.2% to 4.5% and expire in December 2005.
      The following table summarizes the notional values and fair values of our derivative financial instruments as of December 31, 2004 (dollars in thousands):

	Hedge	Notional	Fixed	Fair	Expiration
Underlying Debt	Type	Value	Rate	Value	Date

Secured Revolving Credit Facility	Cash Flow	$35,000	2.6%	$134	12/2005
Secured Revolving Credit Facility	Cash Flow	25,000	2.8%	65	12/2005
Secured Revolving Credit Facility	Cash Flow	10,000	2.9%	10	12/2005
Secured Revolving Credit Facility	Cash Flow	5,000	2.8%	11	12/2005

		$75,000		$220

      The change in fair market value of the interest rate swap agreements decreased the charge to accumulated OCI by $1,318, $1,832 and $249 for the years ended December 31, 2004, 2003 and 2002, respectively. One interest rate swap, which expired on January 4, 2004, was not designated as a hedge, and therefore, the change in fair value associated with this swap agreement was recorded in the statement of operations as a component of interest expense and amounted to approximately $394 in 2003 and $0 in 2002.
13. Leases
      Approximate future minimum revenues from rentals under noncancelable operating leases in effect at December 31, 2004, assuming no new or renegotiated leases nor option extensions on lease agreements, are as follows:

Year Ending December 31,

2005	$95,047
2006	87,287
2007	78,262
2008	67,465
2009	53,208
Thereafter	306,302

Total	$687,571

      We relocated our corporate offices during the third quarter of 2004 and have entered into a new ten year operating lease agreement that became effective August 15, 2004. Under terms of the agreement, our annual straight-line rent expense will be approximately $755. We have an option to renew this lease for two consecutive periods of five years each.

RAMCO-GERSHENSON PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Corporate office rent expense was $485, $363 and $363 for the years ended December 31, 2004, 2003 and 2002, respectively. Approximate future minimum rental expenses under our noncancelable corporate office lease, assuming no option extensions, are as follows:

Year Ending December 31,

2005	$680
2006	698
2007	717
2008	735
2009	753
Thereafter	3,708

Total	$7,291

14. Earnings per Share
      The following table sets forth the computation of basic and diluted earnings per share (“EPS”) (in thousands, except per share data):

	2004	2003	2002

Numerator:
Net Income	$15,120	$10,478	$10,563
Preferred stock dividends	(4,814)	(2,375)	(1,151)
Gain on redemption of preferred shares	—	—	2,425

Income available to common shareholders for basic and diluted EPS	$10,306	$8,103	$11,837

Denominator:
Weighted-average common shares for basic EPS	16,816	13,955	10,529
Effect of dilutive securities:
Options outstanding	215	186	99

Weighted-average common shares for diluted EPS	17,031	14,141	10,628

Basic EPS	$0.61	$0.58	$1.12

Diluted EPS	$0.60	$0.57	$1.11

15. Shareholders’ Equity
      On July 1, 2004, we completed a $54,000 public offering of 1,889,000 shares of 7.95% Series C cumulative, convertible Preferred Shares of beneficial interest. The aggregate net proceeds of this offering were $51,741. A portion of the net proceeds from this offering were used to pay down outstanding balances under our secured revolving credit facilities by approximately $10,100 and the remaining proceeds invested in short-term investments. In August 2004, we utilized the invested proceeds to fund acquisitions and development projects as well as expand or renovate existing shopping centers. Dividends (equivalent to $2.27 per share on an annual basis) on the Series C Preferred Shares are payable quarterly in arrears and amounted to $1.29 per share in 2004. We may, but we are not required to, redeem the Series C Preferred Shares any time after June 1, 2009, at a redemption price of $28.50 per share, plus accrued and unpaid dividends. In addition, on or after June 1, 2007 and before June 1, 2009, we may redeem the Series C Preferred Shares in whole or in part, upon not less than 30 days nor more than 60 days written notice, if such notice is given within 15 trading days of the end of a 30 trading day period in which the closing price of our Common Shares equal or exceed 125% of the applicable conversion price for 20 out of 30 consecutive trading days. The redemption price shall be paid in cash at $28.50 per share, plus any accrued and unpaid dividends.

RAMCO-GERSHENSON PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Series C Preferred Shares rank senior to the common shares with respect to dividends and the distribution of assets in the event of our liquidation, dissolution or winding up and on a parity to our Series B cumulative Preferred Shares.
      Holders of Series C Preferred Shares generally have no voting rights. However, if we do not pay dividends on the Series C Preferred Shares for six or more quarterly periods (whether or not consecutive), the holders of the Series C Preferred Shares will be entitled to vote at the next annual meeting of shareholders for the election of two additional trustees to serve on the board of trustees until we pay all dividends which we owe on Series C Preferred Shares.
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
      On April 29, 2002, we issued 4,200,000 common shares of beneficial interest in a public offering. On May 29, 2002, we issued an additional 630,000 common shares upon the exercise by the underwriters of their over-allotment option. We received net proceeds of $77,698, based on an offering price of $17.50 per share. A portion of the net proceeds from the offering was used to redeem 1.2 million of our Series A Preferred Shares. The redemption of Series A Preferred Shares resulted in a gain of $2,425. The remaining 200,000 shares of our Series A Preferred Shares automatically converted into 286,537 common shares.
      On November 5, 2002, we completed a $25,000 public offering of 1,000,000 shares of 9.5% Series B cumulative Preferred Shares of beneficial interest. The aggregate net proceeds of this offering were $23,804. Dividends on the Series B Preferred Shares are payable quarterly in arrears and amounted to $2.38 per share in 2004 and 2003. We may, but we are not required to, redeem the Series B Preferred Shares any time after November 5, 2007, at a redemption price of $25.00 per share, plus accrued and unpaid dividends. A portion of the net proceeds from this offering were used to purchase the equity interest of our joint venture partners in East Town Plaza and from Rossford Development LLC and purchase the fee interest in the property adjacent to our Naples, Florida shopping center.
      The Series B Preferred Shares rank senior to the common shares with respect to dividends and the distribution of assets in the event of our liquidation, dissolution or winding up and on a parity to our Series C cumulative, convertible Preferred Shares The Series B Preferred Shares are not convertible into or exchangeable for any of our other securities or property.
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

RAMCO-GERSHENSON PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
16. Benefit Plans

Incentive Plan and Stock Option Plans
2003 Long-Term Incentive Plan
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
      In December 2003, the Company amended the plan to allow vested options to be exercised by tendering mature shares with a market value equal to the exercise price of the options. In December 2004, seven executives executed an option deferral election with regards to approximately 395,000 options at an average exercise price of $15.51 per option. These elections allowed the employees to defer the receipt of the net shares they would receive at exercise. The deferred gain will remain in a deferred compensation account for the benefit of the employees for a period of five years, with up to two additional 24 month renewal periods.
      The seven employees exercised 395,000 options by tendering approximately 190,000 mature shares and deferring receipt of approximately 204,900 shares under the option deferral election. As the Company declares dividend distributions on its common shares, the deferred options will receive their proportionate share of the distribution in the form of dividend equivalent cash payments that will be accounted for as compensation to the employees.
1997 Non-Employee Trustee Stock Option Plan
      This plan was terminated on March 5, 2003, except with respect to awards outstanding. Shares subject to outstanding awards under the 1997 Non-Employee Trustee Stock Option Plan are not available for re-grant if the awards are forfeited or cancelled.

RAMCO-GERSHENSON PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table reflects the stock option activity at December 31:

	2004		2003		2002

		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	540,200	$15.93	608,275	$15.96	653,605	$15.97
Granted	50,646	27.18	12,000	23.77	12,000	19.35
Cancelled or expired	(625)	17.35	(5,375)	18.01	(8,617)	17.83
Exercised	(429,850)	15.63	(74,700)	17.29	(48,713)	16.60

	160,371	$20.28	540,200	$15.93	608,275	$15.96

Options exercisable at year end	103,725		523,200		540,271

Weighted-average fair value of options granted during the year	$2.78		$1.85		$1.40

      The following table summarizes the characteristics of the options outstanding and exercisable at December 31, 2004:

	Options Outstanding			Options Exercisable

		Weighted-Average
		Remaining	Weighted-Average		Weighted-Average
Range of Exercise Price	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$14.06-$16.00	33,000	4.8	$14.38	33,000	$14.38
$16.38-$17.87	52,725	3.6	16.74	52,725	16.74
$19.35-$27.96	74,646	8.6	25.39	18,000	20.88

	160,371	6.2	$20.28	103,725	$16.71

401(k) Plan
      We sponsor a 401(k) defined contribution plan covering substantially all officers and employees of the Company which allows participants to defer a percentage of compensation on a pre-tax basis up to a maximum amount of $13, $12 and $11 in 2004, 2003 and 2002, respectively. We contribute up to a maximum of 50% of the employee’s contribution, up to a maximum of 5% of an employee’s annual compensation. During 2004, 2003 and 2002, our matching cash contributions were $171, $176 and $163, respectively.
17. Financial Instruments
      The carrying values of cash and cash equivalents, receivables and accounts payable are reasonable estimates of their fair values because of the short maturity of these financial instruments. As of December 31, 2004 and 2003 the carrying amounts of our borrowings under variable rate debt approximated fair value. Interest rate swaps are recorded at their fair value.
      We estimated the fair value of fixed rate mortgages using a discounted cash flow analysis, based on our incremental borrowing rates for similar types of borrowing arrangements with the same remaining maturity. The fair value of our fixed rate debt was $521,952 and $361,262 at December 31, 2004 and 2003, respectively.
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

RAMCO-GERSHENSON PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
18. Quarterly Financial Data (Unaudited)
      The following table sets forth the quarterly results of operations for the years ended December 31, 2004 and 2003 (in thousands, except per share amounts):

				Earnings (Loss)
				Per Share
		Operating	Net
	Revenues	Income	Income	Basic	Diluted

2004:
1st Quarter:
As previously reported	$31,173	$5,330	$4,609	$0.24	$0.24
Adjustments (See Note 3)	(10)	(241)	(205)	(0.01)	(0.01)

As restated	$31,163	$5,089	$4,404	$0.23	$0.23

2nd Quarter:
As previously reported	$30,262	$4,390	$3,494	$0.15	$0.15
Adjustments	(34)	122	104	0.01	0.01

As restated	$30,228	$4,512	$3,598	$0.16	$0.16

3rd Quarter:
As previously reported	$34,018	$5,766	$1,307	$(0.02)	$(0.02)
Adjustments	(48)	219	187	0.01	0.01

As restated	$33,970	$5,985	$1,494	$(0.01)	$(0.01)

4th Quarter:
As previously reported	$36,591	$4,291	$5,521	$0.23	$0.23
Adjustments	(57)	121	103	0.01	0.01

As restated	$36,534	$4,412	$5,624	$0.24	$0.24

2003:
1st Quarter:
As previously reported	$26,366	$3,781	$3,151	$0.21	$0.21
Adjustments	(29)	(119)	(101)	(0.01)	(0.01)

As restated	$26,337	$3,662	$3,050	$0.20	$0.20

2nd Quarter:
As previously reported	$25,228	$(213)	$(518)	$(0.09)	$(0.09)
Adjustments	(156)	(272)	(232)	(0.02)	(0.02)

As restated	$25,072	$(485)	$(750)	$(0.11)	$(0.11)

3rd Quarter:
As previously reported	$27,521	$4,419	$3,846	$0.22	$0.22
Adjustments	(103)	(204)	(174)	(0.01)	(0.01)

As restated	$27,418	$4,215	$3,672	$0.21	$0.21

4th Quarter:
As previously reported	$29,285	$3,556	$4,614	$0.25	$0.24
Adjustments	(55)	(127)	(108)	(0.01)	(0.01)

As restated	$29,230	$3,429	$4,506	$0.24	$0.23

RAMCO-GERSHENSON PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      During the third quarter of 2004, we sold our interest in PLC Novi West Development (“PLC Novi”) to a third party investor for $25 and recorded a $4,775 impairment loss.
      During the second quarter of 2003, Kmart Corporation assigned its lease at our Tel-Twelve shopping center to Meijer, Inc. The assignment of this lease was accounted for as a lease termination and we wrote off the straight-line rent receivable of $2,982, with a corresponding charge to other operating expenses.
      Earnings per share, as reported in the above table, are based on weighted average common shares outstanding during the quarter and, therefore, may not agree with the earnings per share calculated for the years ended December 31, 2004 and 2003.
19. Transactions With Related Parties
      During 2003, Kmart Corporation agreed to convey to us a certain parcel of land in connection with a settlement of certain disputes with us. We entered into an agreement with Ramco Clinton Development Company (“Partnership”) that caused Kmart to convey the parcel directly to the Partnership, in exchange for a cash payment to us in the amount of $175 from the Partnership. Various executive officers/ trustees of the Company are partners in that Partnership. This transaction with the Partnership was entered into upon the unanimous approval of the independent members of our Board of Trustees.
      We have management agreements with various partnerships and perform certain administrative functions on behalf of entities owned in part by certain trustees and/or officers of the Company. The following revenue was earned during the three years ended December 31 from these related parties:

	2004	2003	2002

Management fees	$287	$367	$415
Leasing fee income	62	64	77
Brokerage commission and other	—	15	—
Payroll reimbursement	36	142	82

Total	$385	$588	$574

      We had receivables from related entities in the amount of $54 at December 31, 2004 and $45 at December 31, 2003.
20. Commitments and Contingencies
Internal Revenue Service Examination
      We were the subject of an IRS examination of our taxable years ended December 31, 1991 through 1995. We refer to this examination as the IRS Audit. On December 4, 2003, we reached an agreement with the IRS with respect to the IRS Audit. We refer to this agreement as the Closing Agreement. Pursuant to the terms of the Closing Agreement (i) our “REIT taxable income” was adjusted for each of the taxable years ended December 31, 1991, 1992, and 1993; (ii) our election to be taxed as a REIT was terminated for the taxable year ended December 31, 1994; (iii) we were not permitted to reelect REIT status for the taxable year ended December 31, 1995; (iv) we were permitted to reelect REIT status for taxable years beginning on or after January 1, 1996; (v) our timely filing of IRS Form 1120-REIT for the taxable year ended December 31, 1996 was treated, for all purposes of the Code, as an election to be taxed as a REIT; (vi) the provisions of the Closing Agreement were expressly contingent upon our payment of “deficiency dividends” (that is, our declaration and payment of a distribution that is permitted to relate back to the year for which the IRS determines a deficiency in order to satisfy the requirement for REIT qualification that we distribute a certain minimum amount of our “REIT taxable income” for such year) in amounts not less than $1.387 million and $809,000 for our 1992 and 1993 taxable years respectively; (vii) we consented to the assessment and

RAMCO-GERSHENSON PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
collection, by the IRS, of $770,000 in tax deficiencies; (viii) we consented to the assessment and collection, by the IRS, of interest on such tax deficiencies and deficiency dividends and (ix) we agreed that no penalties or other “additions to tax” would be asserted with respect to any adjustments to taxable income required pursuant to the Closing Agreement.
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
      In connection with the incorporation and distribution of all of the shares of Atlantic Realty Trust, or Atlantic, in May 1996, we entered into a tax agreement with Atlantic under which Atlantic assumed all of our tax liabilities arising out of the IRS’ then ongoing examination (which included, but is not otherwise limited to, the IRS Audit), excluding any tax liability relating to any actions or events occurring, or any tax return position taken after May 10, 1996, but including liabilities for additions to tax, interest, penalties and costs relating to covered taxes. We refer to our agreement with Atlantic as the Tax Agreement. In addition, the Tax Agreement provides that, to the extent any tax which Atlantic is obligated to pay under the Tax Agreement can be avoided through the declaration of a “deficiency dividend”, we will make, and Atlantic will reimburse us for the amount of, such deficiency dividend.
      On December 15, 2003, our board of trustees declared a cash dividend in the amount of $2.2 million, payable on January 20, 2004, to common shareholders of record on December 31, 2003. Immediately following the payment of such dividend, we timely filed IRS Form 976, Claim for Deficiency Dividends Deductions by a Real Estate Investment Trust, claiming deductions in the amount of $1.387 million and $809,000 for our 1992 and 1993 taxable years respectively. Our payment of the deficiency dividend was both consistent with the terms of the Closing Agreement and necessary to retain our status as a REIT for each of the taxable years ended December 31, 1992 and 1993. On January 21, 2004, pursuant to the Tax Agreement, Atlantic reimbursed us $2.2 million in recognition of our payment of the deficiency dividend.
      In the notes to the consolidated financial statements of Atlantic’s most recent quarterly report on Form 10-Q filed with the Securities and Exchange Commission, or the SEC, for the quarter ended September 30, 2004, Atlantic has disclosed its liability under the Tax Agreement for the tax deficiencies, deficiency dividend, and interest reflected in the Closing Agreement. As discussed above, on January 21, 2004, Atlantic reimbursed us $2.2 million in recognition of our payment of the deficiency dividend. Atlantic has also paid all other amounts, on behalf of the Company, assessed by the IRS to date. The IRS is currently conducting an examination of us for the taxable years ended December 31, 1996 and 1997, and of one of our subsidiary partnerships for the taxable years ended December 31, 1997, 1998, and 1999. We refer to these examinations collectively as the IRS Examination.
      Certain tax deficiencies, interest, and penalties, which may be assessed against us in connection with the IRS Audit and the IRS Examination, may constitute covered items under the Tax Agreement. We expect to be reimbursed for covered items under the Tax Agreement, but there can be no assurance that we will receive payment from Atlantic or that Atlantic will have sufficient assets to reimburse us for all amounts we must pay to the IRS with respect to such covered items, and we would be required to pay the difference out of our own funds. According to the quarterly report on Form 10-Q filed by Atlantic for its quarter ended September 30, 2004, Atlantic had net assets of approximately $58 million (as determined pursuant to the liquidation basis of accounting). The IRS may also assess taxes against us that Atlantic is not required to pay. Accordingly, the ultimate resolution of any tax liabilities arising pursuant to the IRS Audit and the IRS Examination may have a material adverse effect on our financial position, results of operations and cash flows.

RAMCO-GERSHENSON PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Construction Costs
      In connection with the development and expansion of various shopping centers as of December 31, 2004, we have entered into agreements for construction costs of approximately $4,854.
Litigation
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
21. Pro Forma Financial Information (Unaudited)
      The following unaudited supplemental pro forma information is presented as if the property acquisitions made during 2004 and 2003 had occurred on January 1, 2003 (see Notes 7 and 8). In management’s opinion, all adjustments necessary to reflect the property acquisitions have been made. The pro forma financial information is presented for informational purposes only and is not necessarily indicative of what the actual results of operations would have been had the acquisitions occurred as indicated nor does it purport to represent the results of operations for future periods.

RAMCO-GERSHENSON PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,

	2004	2003

REVENUES
Minimum rents	$99,061	$94,621
Percentage rents	961	1,643
Recoveries from tenants	37,002	35,339
Fees and management income	2,506	1,455
Other income	2,414	3,267

Total revenues	141,944	136,325

EXPENSES
Real estate taxes	18,432	18,087
Recoverable operating expenses	20,813	20,788
Depreciation and amortization	29,989	28,829
Other operating	2,092	5,079
General and administrative	11,221	8,956
Interest expense	38,351	39,477

Total expenses	120,898	121,216

Operating income	21,046	15,109
Impairment of investment in unconsolidated entity	(4,775)	—

Income from continuing operations before gain on sale of real estate assets and minority interest and earnings from unconsolidated entities	16,271	15,109
Gain on sales of real estate assets	2,408	263
Minority interest	(2,970)	(2,835)
Earnings from unconsolidated entities	916	1,042

Income from continuing operations	16,625	13,579

Discontinued operations, net of minority interest:
Gain on sale of property	—	897
Income from operations	15	214

Income from discontinued operations	15	1,111

Net income	16,640	14,690
Preferred stock dividends	(4,814)	(2,375)
Gain on redemption of preferred shares	—	—

Net income available to common shareholders	$11,826	$12,315

Basic earnings per share:
Income from continuing operations	$0.70	$0.80
Income from discontinued operations	—	0.08

Net income	$0.70	$0.88

Diluted earnings per share:
Income from continuing operations	$0.69	$0.79
Income from discontinued operations	—	0.08

Net income	$0.69	$0.87

RAMCO-GERSHENSON PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Year Ended December 31, 2004 and 2003 (Dollars in thousands)
22. Real Estate Assets
          Net Investment in Real Estate Assets at December 31, 2004

			Year	Year	Year
Property	Location		Constructed(a)	Acquired	Renovated

Alabama
Cox Creek Plaza	Florence	Alabama	1984	1997	2000
Florida
Coral Creek Shops	Coconut Creek	Florida	1992	2002
Crestview Corners	Crestview	Florida	1986	1997	1993
Jacksonville	Jacksonville	Florida	2004	2004
Lantana Shopping Center	Lantana	Florida	1959	1996	2002
Mission Bay Plaza	Boca Raton	Florida	1989	2004
Naples Towne Center	Naples	Florida	1982	1996	2003
Pelican Plaza	Sarasota	Florida	1983	1997
Plaza at Delray	Delray Beach	Florida	1979	2004
Publix at River Crossing	New Port Richey	Florida	1998	2003
River City	Jacksonville	Florida	2004	2004
Rivertowne Square	Deerfield Beach	Florida	1980	2002
Shoppes of Lakeland	Lakeland	Florida	1985	1996
Southbay Shopping Center	Osprey	Florida	1978	1998
Sunshine Plaza	Tamarac	Florida	1972	1996	2001
The Crossroads	Royal Palm Beach	Florida	1988	2002
Village Lakes Shopping Center	Land O’ Lakes	Florida	1987	1997
Georgia
Centre at Woodstock	Woodstock	Georgia	1997	2004
Conyers Crossing	Conyers	Georgia	1978	1998	1989
Holcomb Center	Alpharetta	Georgia	1986	1996
Horizon Village	Suwanee	Georgia	1996	2002
Indian Hills	Calhoun	Georgia	1988	1997
Mays Crossing	Stockbridge	Georgia	1984	1997	1986
Promenade at Pleasant Hill	Duluth	Georgia	1993	2004
Indiana
Merchants Square	Carmel	Indiana	1970	2004
Maryland
Crofton Centre	Crofton	Maryland	1974	1996
Michigan
Auburn Mile	Auburn Hills	Michigan	2000	1999
Clinton Pointe	Clinton Township	Michigan	1992	2003
Clinton Valley Mall	Sterling Heights	Michigan	1977	1996	2002
Clinton Valley	Sterling Heights	Michigan	1985	1996
Eastridge Commons	Flint	Michigan	1990	1996	2001
Edgewood Towne Center	Lansing	Michigan	1990	1996	2001
Fairlane Meadows	Dearborn	Michigan	1987	2003
Fraser Shopping Center	Fraser	Michigan	1977	1996
Hoover Eleven	Warren	Michigan	1989	2003
Jackson Crossing	Jackson	Michigan	1967	1996	2002
Jackson West	Jackson	Michigan	1996	1996	1999
Kentwood Towne Center	Kentwood	Michigan	1988	1996
Lake Orion Plaza	Lake Orion	Michigan	1977	1996
Lakeshore Marketplace	Norton Shores	Michigan	1996	2003
Lakeshore Marketplace	Norton Shores	Michigan	1996	2003
Livonia Plaza	Livonia	Michigan	1988	2003
Madison Center	Madison Heights	Michigan	1965	1997	2000
New Towne Plaza	Canton	Michigan	1975	1996	1998
Oak Brook Square	Flint	Michigan	1982	1996
Roseville Towne Center	Roseville	Michigan	1963	1996	2004
Southfield Plaza	Southfield	Michigan	1969	1996	2003
Taylor Plaza	Taylor	Michigan	1970	1996
Tel-Twelve	Southfield	Michigan	1968	1996	2003
West Oaks I	Novi	Michigan	1979	1996	2004
West Oaks II	Novi	Michigan	1986	1996	2000
White Lake Marketplace	White Lake Township	Michigan	1999	1998

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Initial Cost			Gross Cost at
	to Company		Subsequent	End of Period(b)
			Additions
		Building and	(Retirements),		Building and
Property	Land	Improvements(f)	Net	Land	Improvements

Alabama
Cox Creek Plaza	589	5,336	(420)	426	5,079
Florida
Coral Creek Shops	1,565	14,085	(62)	1,572	14,016
Crestview Corners	400	3,602	997	400	4,599
Jacksonville	7,524	1,948	0	7,524	1,948
Lantana Shopping Center	2,590	2,600	7,014	2,590	9,614
Mission Bay Plaza	8,766	49,867	(371)	9,754	48,508
Naples Towne Center	218	1,964	4,513	807	5,888
Pelican Plaza	710	6,404	99	710	6,503
Plaza at Delray	9,513	55,271	105	8,795	56,094
Publix at River Crossing	728	6,459	(51)	728	6,408
River City	8,060	1,837	0	8,060	1,837
Rivertowne Square	951	8,587	108	954	8,692
Shoppes of Lakeland	1,279	11,543	5,446	1,239	17,029
Southbay Shopping Center	597	5,355	235	597	5,590
Sunshine Plaza	1,748	7,452	11,099	1,748	18,551
The Crossroads	1,850	16,650	(26)	1,857	16,617
Village Lakes Shopping Center	862	7,768	119	862	7,887
Georgia
Centre at Woodstock	1,880	10,801	(402)	1,987	10,292
Conyers Crossing	729	6,562	656	729	7,218
Holcomb Center	658	5,953	1,074	658	7,027
Horizon Village	1,133	10,200	25	1,143	10,215
Indian Hills	706	6,355	1,022	707	7,376
Mays Crossing	725	6,532	1,276	725	7,808
Promenade at Pleasant Hill	3,891	22,520	(960)	3,651	21,800
Indiana
Merchants Square	5,804	33,738	(887)	5,737	32,918
Maryland
Crofton Centre	3,201	6,499	2,840	3,201	9,339
Michigan
Auburn Mile	15,704	0	(1,882)	10,740	3,082
Clinton Pointe	1,175	10,499	(152)	1,175	10,347
Clinton Valley Mall	1,101	9,910	6,281	1,101	16,191
Clinton Valley	399	3,588	2,261	523	5,725
Eastridge Commons	1,086	9,775	2,041	1,086	11,816
Edgewood Towne Center	665	5,981	33	645	6,034
Fairlane Meadows	1,955	17,557	134	1,956	17,690
Fraser Shopping Center	363	3,263	932	363	4,195
Hoover Eleven	3,308	29,778	(996)	3,305	28,785
Jackson Crossing	2,249	20,237	10,391	2,249	30,628
Jackson West	2,806	6,270	6,106	2,691	12,491
Kentwood Towne Center	2,799	9,484	4	2,799	9,488
Lake Orion Plaza	470	4,234	382	471	4,615
Lakeshore Marketplace	2,018	18,114	1,693	4,518	17,307
Lakeshore Marketplace	2,018	18,114	1,693	4,518	17,307
Livonia Plaza	1,317	11,786	38	1,317	11,824
Madison Center	817	7,366	2,745	817	10,111
New Towne Plaza	817	7,354	1,784	817	9,138
Oak Brook Square	955	8,591	1,655	955	10,246
Roseville Towne Center	1,403	13,195	5,973	1,403	19,168
Southfield Plaza	1,121	10,090	4,367	1,121	14,457
Taylor Plaza	400	1,930	237	400	2,167
Tel-Twelve	3,819	43,181	29,510	3,819	72,691
West Oaks I	0	6,304	10,390	1,768	14,926
West Oaks II	1,391	12,519	5,760	1,391	18,279
White Lake Marketplace	2,965	0	(2,700)	194	71

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Accumulated
Property	Total	Depreciation(c)	Encumbrances

Alabama
Cox Creek Plaza	5,505	1,217
Florida
Coral Creek Shops	15,588	901	(e	)
Crestview Corners	4,999	722	(d	)
Jacksonville	9,472
Lantana Shopping Center	12,204	1,526	(e	)
Mission Bay Plaza	58,262	353	(e	)
Naples Towne Center	6,695	914	(d	)
Pelican Plaza	7,213	1,267	(d	)
Plaza at Delray	64,889	409	(e	)
Publix at River Crossing	7,136	261	(e	)
River City	9,897
Rivertowne Square	9,646	1,102	(d	)
Shoppes of Lakeland	18,268	1,855	(d	)
Southbay Shopping Center	6,187	987	(d	)
Sunshine Plaza	20,299	4,135	(e	)
The Crossroads	18,474	1,104	(e	)
Village Lakes Shopping Center	8,749	1,395	(d	)
Georgia
Centre at Woodstock	12,279	98	(e	)
Conyers Crossing	7,947	1,273	(d	)
Holcomb Center	7,685	1,385	(d	)
Horizon Village	11,358	677	(d	)
Indian Hills	8,083	1,210	(d	)
Mays Crossing	8,533	1,274	(d	)
Promenade at Pleasant Hill	25,451	205	(e	)
Indiana
Merchants Square	38,655	776	(e	)
Maryland
Crofton Centre	12,540	2,676	(d	)
Michigan
Auburn Mile	13,822	636	(e	)
Clinton Pointe	11,522	376	(d	)
Clinton Valley Mall	17,292	2,870	(e	)
Clinton Valley	6,248	1,126	(d	)
Eastridge Commons	12,902	2,925	(e	)
Edgewood Towne Center	6,679	1,325	(d	)
Fairlane Meadows	19,646	576	(e	)
Fraser Shopping Center	4,558	853	(e	)
Hoover Eleven	32,090	748	(e	)
Jackson Crossing	32,877	6,277	(e	)
Jackson West	15,182	2,797	(e	)
Kentwood Towne Center	12,287	438	(e	)
Lake Orion Plaza	5,086	973	(e	)
Lakeshore Marketplace	21,825	605	(e	)
Lakeshore Marketplace	21,825	605	(e	)
Livonia Plaza	13,141	582	(d	)
Madison Center	10,928	1,979	(e	)
New Towne Plaza	9,955	1,928	(e	)
Oak Brook Square	11,201	2,167	(e	)
Roseville Towne Center	20,571	3,449	(e	)
Southfield Plaza	15,578	2,440	(e	)
Taylor Plaza	2,567	426	(d	)
Tel-Twelve	76,510	11,588	(e	)
West Oaks I	16,694	2,111	(e	)
West Oaks II	19,670	3,630	(e	)
White Lake Marketplace	265	0

RAMCO-GERSHENSON PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Year	Year	Year
Property	Location		Constructed(a)	Acquired	Renovated

New Jersey
Chester Springs Shopping
Center	Chester	New Jersey	1970	2002	1999
North Carolina
Holly Springs Plaza	Franklin	North Carolina	1988	1997	1992
Ridgeview Crossing	Elkin	North Carolina	1989	1997	1995
Ohio
Office Max Center	Toledo	Ohio	1994	1996
Crossroads Centre	Rossford	Ohio	2001	2002
Spring Meadows Place	Holland	Ohio	1987	1996	1997
Troy Towne Center	Troy	Ohio	1990	1996	2003
South Carolina
Edgewood Square	North Augusta	South Carolina	1989	1997	1997
Taylors Square	Taylors	South Carolina	1989	1997	1995
Tennessee
Cumberland Gallery	New Tazewell	Tennessee	1988	1997
Highland Square	Crossville	Tennessee	1988	1997
Northwest Crossing	Knoxville	Tennessee	1989	1997	1995
Northwest Crossing II	Knoxville	Tennessee	1999	1999
Stonegate Plaza	Kingsport	Tennessee	1984	1997	1993
Tellico Plaza	Lenoir City	Tennessee	1989	1997
Virginia
Aquia Towne Center	Stafford	Virginia	1989	1998
Wisconsin
East Town Plaza	Madison	Wisconsin	1992	2002	2000
West Allis Towne Centre	West Allis	Wisconsin	1987	1996
					Totals

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Initial Cost			Gross Cost at
	to Company		Subsequent	End of Period(b)
			Additions
		Building and	(Retirements),		Building and
Property	Land	Improvements(f)	Net	Land	Improvements

New Jersey
Chester Springs Shopping
Center	2,409	21,786	145	2,416	21,924
North Carolina
Holly Springs Plaza	829	7,470	123	829	7,593
Ridgeview Crossing	1,054	9,494	154	1,054	9,648
Ohio
Office Max Center	227	2,042	0	227	2,042
Crossroads Centre	5,800	20,709	4,140	6,746	23,903
Spring Meadows Place	1,662	14,959	1,111	1,653	16,079
Troy Towne Center	930	8,372	(881)	813	7,608
South Carolina
Edgewood Square	1,358	12,229	143	1,358	12,372
Taylors Square	1,581	14,237	2,777	1,722	16,873
Tennessee
Cumberland Gallery	327	2,944	48	327	2,992
Highland Square	913	8,189	1,830	913	10,019
Northwest Crossing	1,284	11,566	3,669	1,284	15,235
Northwest Crossing II	570	0	1,627	570	1,627
Stonegate Plaza	606	5,454	385	606	5,839
Tellico Plaza	611	5,510	199	612	5,708
Virginia
Aquia Towne Center	2,187	19,776	608	2,187	20,384
Wisconsin
East Town Plaza	1,768	16,216	48	1,768	16,264
West Allis Towne Centre	1,866	16,789	1,295	1,866	18,084

	$143,762	$784,636	$137,857	$141,736	$924,519

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Accumulated
Property	Total	Depreciation(c)	Encumbrances

New Jersey
Chester Springs Shopping
Center	24,340	2,838	(e	)
North Carolina
Holly Springs Plaza	8,422	1,411	(d	)
Ridgeview Crossing	10,702	1,751	(e	)
Ohio
Office Max Center	2,269	443	(d	)
Crossroads Centre	30,649	2,209	(e	)
Spring Meadows Place	17,732	3,722	(e	)
Troy Towne Center	8,421	1,787	(e	)
South Carolina
Edgewood Square	13,730	2,219	(d	)
Taylors Square	18,595	2,610	(e	)
Tennessee
Cumberland Gallery	3,319	558	(d	)
Highland Square	10,932	1,692	(e	)
Northwest Crossing	16,519	2,193	(e	)
Northwest Crossing II	2,197	210	(d	)
Stonegate Plaza	6,445	1,084	(e	)
Tellico Plaza	6,320	1,009	(d	)
Virginia
Aquia Towne Center	22,571	3,227	(e	)
Wisconsin
East Town Plaza	18,032	1,861	(e	)
West Allis Towne Centre	19,950	3,708	(e	)

	$1,066,255	$115,079

(a)	If prior to May 1996, constructed by a predecessor of the Company.

(b)	The aggregate cost of land and buildings and improvements for federal income tax purposes is approximately $863 million.

(c)	Depreciation for all properties is computed over the useful life which is generally forty years.

(d)	The property is pledged as collateral on the secured line of credit.

(e)	The property is pledged as collateral on secured mortgages.

(f)	Refer to Footnote 1 for a summary of the Company’s capitalization policies.
The changes in real estate assets and accumulated depreciation for the years ended December 31, 2004, and 2003 are as follows:

Real Estate Assets	2004	2003	Accumulated Depreciation	2004	2003

Balance at beginning of period	$830,245	$707,092	Balance at beginning of period	$93,600	$78,139
Land Development/ Acquisitions	229,641	110,929	Sales/ Retirements	(896)	(2,587)
Capital Improvements	25,487	29,011	Depreciation	22,375	18,048

Sale/ Retirements of Assets	(19,118)	(16,787)	Balance at end of period	$115,079	$93,600

Balance at end of period	$1,066,255	$830,245

RAMCO-GERSHENSON PROPERTIES TRUST
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2004, 2003 and 2002

	Balance at
	Beginning	Charged		Balance at
	of Year	to Expense	Deductions	End of Year

	(Dollars in thousands)
Year ended December 31, 2004 —
Allowance for doubtful accounts	$873	$410	$140	$1,143
Year ended December 31, 2003 —
Allowance for doubtful accounts	$1,573	$3,031	$3,731	$873
Year ended December 31, 2002 —
Allowance for doubtful accounts	$1,773	$211	$411	$1,573