Form 10-Q
period 2005-03-31
RAMCO GERSHENSON PROPERTIES TRUST
filed 2005-05-16
CIK 842183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended March 31, 2005

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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes     ☑          No     ☐
      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)     Yes     ☑          No     ☐
      Number of common shares of beneficial interest ($.01 par value) of the Registrant outstanding as of May 12, 2005: 16,837,941

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements
RAMCO-GERSHENSON PROPERTIES TRUST
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2005	2004

	(Unaudited)
	(In thousands, except per
	share amounts)
ASSETS
Investment in real estate, net	$942,792	$951,176
Cash and cash equivalents	17,109	15,045
Accounts receivable, net	29,396	26,845
Equity investments in unconsolidated entities	39,547	9,182
Note receivable from unconsolidated entity	9,069	—
Other assets, net	38,656	41,530

Total Assets	$1,076,569	$1,043,778

LIABILITIES AND SHAREHOLDERS’ EQUITY
Mortgages and notes payable	$671,959	$633,435
Accounts payable and accrued expenses	28,202	30,003
Distributions payable	10,310	9,963

Total Liabilities	710,471	673,401
Minority Interest	39,897	40,364

SHAREHOLDERS’ EQUITY
Preferred Shares of Beneficial Interest, par value $.01, 10,000 shares authorized:
9.5% Series B Cumulative Redeemable Preferred Shares; 1,000 shares issued and outstanding, liquidation value of $25,000	23,804	23,804
7.95% Series C Cumulative Convertible Preferred Shares; 1,889 shares issued and outstanding, liquidation value of $53,837	51,741	51,741
Common Shares of Beneficial Interest, par value $.01, 30,000 shares authorized; 16,833 and 16,829 issued and outstanding as of March 31, 2005 and December 31, 2004, respectively	168	168
Additional paid-in capital	342,781	342,719
Accumulated other comprehensive income	464	220
Cumulative distributions in excess of net income	(92,757)	(88,639)

Total Shareholders’ Equity	326,201	330,013

Total Liabilities and Shareholders’ Equity	$1,076,569	$1,043,778

See notes to consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Three Months
	Ended March 31,

	2005	2004

	(In thousands, except
	per share amounts)
	(Unaudited)
REVENUES:
Minimum rents	$25,127	$21,296
Percentage rents	366	450
Recoveries from tenants	10,844	8,726
Fees and management income	1,217	467
Other income	750	224

Total revenues	38,304	31,163

EXPENSES:
Real estate taxes	4,690	3,871
Recoverable operating expenses	5,920	5,114
Depreciation and amortization	7,695	6,301
Other operating	470	358
General and administrative	3,719	2,675
Interest expense	10,331	7,755

Total expenses	32,825	26,074

Income from continuing operations before loss on sale of real estate assets, minority interest and earnings from unconsolidated entities	5,479	5,089
Loss on sale of real estate assets	(3)	—
Minority interest in operating partnership	(849)	(769)
Earnings from unconsolidated entities	284	69

Income from continuing operations	4,911	4,389
Income from discontinued operations, net of minority interest	—	15

Net income	4,911	4,404
Preferred stock dividends	(1,664)	(594)

Net income available to common shareholders	$3,247	$3,810

Basic earnings per share:
Income from continuing operations	$0.19	$0.23
Income from discontinued operations	—	—

Net income	$0.19	$0.23

Diluted earnings per share:
Income from continuing operations	$0.19	$0.23
Income from discontinued operations	—	—

Net income	$0.19	$0.23

Basic weighted average shares outstanding	16,831	16,798

Diluted weighted average shares outstanding	16,877	17,030

COMPREHENSIVE INCOME
Net income	$4,911	$4,404
Other comprehensive income:
Unrealized gains (losses) on interest rate swaps	244	(272)

Comprehensive income	$5,155	$4,132

See notes to consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

				Accumulated	Cumulative
		Common	Additional	Other	Distributions	Total
	Preferred	Stock Par	Paid-In	Comprehensive	in Excess of	Shareholders’
	Stock	Value	Capital	Income	Net Income	Equity

	(In thousands)
	(Unaudited)
Balance, January 1, 2005	$75,545	$168	$342,719	$220	$(88,639)	$330,013
Cash distributions declared					(7,365)	(7,365)
Preferred shares dividends declared					(1,664)	(1,664)
Stock options exercised			62			62
Net income and comprehensive income				244	4,911	5,155

Balance, March 31, 2005	$75,545	$168	$342,781	$464	$(92,757)	$326,201

See notes to consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months
	Ended March 31,

	2005	2004

	(In thousands)
	(Unaudited)
Cash Flows from Operating Activities:
Net income	$4,911	$4,404
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,695	6,301
Amortization of deferred financing costs	487	603
Loss on sale of real estate assets	3	—
Earnings from unconsolidated entities	(284)	(69)
Minority interest, continuing operations	849	769
Minority interest, discontinued operations	—	2
Distributions received from unconsolidated entities	67	324
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(2,551)	3,737
Other assets	986	(2,759)
Accounts payable and accrued expenses	(1,257)	(3,794)

Net Cash Provided by Operating Activities	10,906	9,518

Cash Flows from Investing Activities:
Real estate developed or acquired, net of liabilities assumed	(5,843)	(21,797)
Investment in unconsolidated entities	(30,448)	(50)
Increase in note receivable from joint venture	(1,075)	—

Net Cash Used in Investing Activities	(37,366)	(21,847)

Cash Flows from Financing Activities:
Cash distributions to shareholders	(7,069)	(9,255)
Cash distributions to operating partnership unit holders	(1,230)	(1,230)
Cash dividends paid on preferred shares	(1,664)	(594)
Repayment of unsecured revolving credit facility	(3,600)	(7,250)
Principal repayments on mortgages payable	(2,226)	(1,987)
Payment of deferred financing costs	(64)	(178)
Distributions to minority partners	(35)	—
Borrowings on secured credit facility	38,850	19,050
Borrowings on unsecured revolving credit facility	5,500	7,250
Proceeds from exercise of stock options	62	452

Net Cash Provided by Financing Activities	28,524	6,258

Net Increase (Decrease) in Cash and Cash Equivalents	2,064	(6,071)
Cash and Cash Equivalents, Beginning of Period	15,045	19,883

Cash and Cash Equivalents, End of Period	$17,109	$13,812

Supplemental Cash Flow Disclosure, including Non-Cash Activities:
Cash paid for interest during the period	$9,654	$8,339
Capitalized interest	157	231
Assets contributed to joint venture entity	7,994	—
Assumed debt of acquired property	—	23,122
Increase (Decrease) in fair value of interest rate swaps	244	(272)
See notes to consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

1.	Organization and Basis of Presentation
      Ramco-Gershenson Properties Trust, together with its subsidiaries, (the “Company”) is a real estate investment trust (“REIT”) engaged in the business of owning, developing, acquiring, managing and leasing community shopping centers, regional malls and single tenant retail properties. At March 31, 2005, we had a portfolio of 80 shopping centers, with more than 16,800,000 square feet of gross leasable area, located in the midwestern, southeastern and mid-Atlantic regions of the United States. Our centers are usually anchored by discount department stores or supermarkets and the tenant base consists primarily of national and regional retail chains and local retailers. Our credit risk, therefore, is concentrated in the retail industry.
      The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. All adjustments which are, in the opinion of management, recurring and necessary for a fair presentation of the financial statements for the interim periods have been made. Operating results for three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

2.	Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). This statement supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123(R) established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) is effective for fiscal years beginning after December 15, 2005. The adoption of SFAS 123(R) is not expected to have a material impact on our consolidated financial statements.

3.	Accounts Receivable — Net
      Accounts receivable at March 31, 2005 and December 31, 2004 include $3,390 due from Atlantic Realty Trust (“Atlantic”) for reimbursement of tax deficiencies and interest related to the Internal Revenue Service (“IRS”) examination of our taxable years ended December 31, 1991 through 1995. Under terms of a tax agreement that we entered into with Atlantic (the “Tax Agreement”), Atlantic assumed all of our liability for tax and interest arising out of that IRS examination. See Note 10.
      Accounts receivable includes $12,177 and $11,708 of unbilled straight-line rent receivables at March 31, 2005 and December 31, 2004, respectively.
      We provide for bad debt expense based upon the reserve method of accounting. We continuously monitor the collectibility of our accounts receivable (billed, unbilled and straight-line) from specific tenants, analyze historical bad debts, customer credit worthiness, current economic trends and changes in tenant payment terms when evaluating the adequacy of the allowance for bad debts. When tenants are in bankruptcy, we make estimates of the expected recovery of pre-petition and post-petition claims. The ultimate resolution of these

RAMCO-GERSHENSON PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
claims can exceed one year. Accounts receivable in the accompanying balance sheet is shown net of an allowance for doubtful accounts of $914 and $1,143 at March 31, 2005 and December 31, 2004, respectively.

4.	Investment in Real Estate
      Investment in real estate consists of the following:

	March 31,	December 31,
	2005	2004

Land	$135,406	$141,736
Buildings and improvements	917,698	908,304
Construction in progress	10,977	16,215

	1,064,081	1,066,255
Less: accumulated depreciation	(121,289)	(115,079)

Investment in real estate — net	$942,792	$951,176

      Depreciation expense for the three months ended March 31, 2005 and the year ended December 31, 2004 was $6,271 and $22,567 respectively.

5.	Investment in Unconsolidated Joint Venture
      In December 2004, we formed Ramco Lion/ Venture LP (the “Venture”) with affiliates of Clarion Lion Properties Fund (“Clarion”), a private equity real estate fund sponsored by ING Clarion Partners. We own 30% of the equity in the Venture and Clarion owns 70%. The Venture plans to acquire up to $450,000 of stable, well-located community shopping centers located in the southeast and midwestern United States. The Company and Clarion have committed to contribute to the Venture up to $54,000 and $126,000, respectively, of equity capital to acquire properties through June 2006. As of March 31, 2005, we have invested approximately $35,400 of our total commitment to the Venture and Clarion has contributed $82,700 of their commitment.
      In 2004, the Venture acquired three shopping centers located in Florida with an aggregate purchase price of $48,000. During the first quarter of 2005, the Venture acquired the following six shopping centers:

		Property	Purchase	Debt
Acquisition Date	Property Name	Location	Price	Assumed

January	Oriole Plaza	Delray Beach, FL	$23,200	$12,334
February	Martin Square	Stuart, FL	23,200	14,364
February	West Broward Shopping Center	Plantation, FL	15,800	10,201
February	Marketplace of Delray	Delray Beach, FL	28,100	17,482
March	Winchester Square	Rochester, MI	53,000	31,189
March	Hunter’s Square	Farmington Hills, MI	75,000	40,450

			$218,300	$126,020

      Under terms of an agreement with the Venture, we are the manager of the Venture and its properties, earning fees for acquisitions, management, leasing and financing. We earned an acquisition fee of $1,307 during the first quarter of 2005. We also have the opportunity to receive performance-based earnings through our interest in the Venture. We account for our interest in the Venture using the equity method. At March 31, 2005, the Venture had a $28,800 variable rate bridge loan, due May 30, 2005, which the Company and Clarion have guaranteed. It is the Venture’s intention to replace the bridge loan with permanent financing. However,

RAMCO-GERSHENSON PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
there can be no assurance that the Venture will be able to refinance the debt on commercially reasonable or any other terms.
      In March 2005, we formed Ramco Jacksonville, LLC (“Jacksonville”) to develop a shopping center in Jacksonville, Florida. We invested $925 for a 20% interest in Jacksonville and an unrelated party had committed to contribute capital of $3,700 for an 80% interest (which was subsequently contributed in April 2005). We also transferred land and certain improvements to the joint venture in the amount of $7,994 and $1,075 of cash for a note receivable from the joint venture in the aggregate amount of $9,069. The note receivable bears interest at LIBOR plus 700 basis points and is due April 2008. Jacksonville has received a construction loan and mezzanine financing commitments from a financial institution, in an aggregate amount of $58,772.
      We will not have a controlling interest in Jacksonville, and we will record our 20% share of the joint venture’s operating results using the equity method. Under terms of an agreement with Jacksonville, we are responsible for development, construction, leasing and management of the project, for which we will earn fees. Our maximum exposure to loss is our investment of $925 and the balance of the note receivable at March 31, 2005.

6.	Other Assets
      Other assets consist of the following:

	March 31,	December 31,
	2005	2004

Leasing costs	$21,519	$20,956
Prepaid expenses and other	18,410	18,201
Deferred financing costs	13,291	13,227
Intangible assets	9,738	9,693

	62,958	62,077
Less: accumulated amortization	(25,260)	(23,507)

	37,698	38,570
Proposed development and acquisition costs	958	2,960

Other assets — net	$38,656	$41,530

      Amortization expense for the three months ended March 31, 2005 and the year ended December 31, 2004 was $1,911 and $6,215, respectively.
      Intangible assets at March 31, 2005 include $6,662 of lease origination costs and $2,709 of favorable leases related to the allocation of the purchase prices for acquisitions made since 2002. These assets are being amortized over the lives of the applicable leases.

RAMCO-GERSHENSON PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The weighted–average amortization period for intangible assets attributable to lease origination costs is 6.8 years and 6.2 years for favorable leases. The following table represents estimated aggregate amortization expense related to intangible assets as of March 31, 2005:

Year Ending December 31,
2005 (April 1 — December 31)	$950
2006	1,190
2007	1,017
2008	894
2009	751
Thereafter	2,915

Total	$7,717

7.	Mortgages and Notes Payable
      Mortgages and notes payable consist of the following:

	March 31,	December 31,
	2005	2004

Fixed rate mortgages with interest rates ranging from 4.76% to 8.81%, due at various dates through 2018	$492,599	$494,715
Floating rate mortgages at 75% of the rate of long-term Capital A rated utility bonds, due January 1, 2010 plus supplemental interest to equal LIBOR plus 200 basis points, if applicable. The effective rate at March 31, 2005 was 4.39% and at December 31, 2004 was 3.84%	5,360	5,470
Unsecured Revolving Credit Facility, with an interest rate at LIBOR plus 185 to 225 basis points, due December 2005, maximum borrowings of $40,000. The effective rate at March 31, 2005 was 5.54% and at December 31, 2004 was 4.69%	19,200	17,300
Secured Revolving Credit Facility, with an interest rate at LIBOR plus 115 to 155 basis points, due December 2005, maximum available borrowings of $160,000. The effective rate at March 31, 2005 was 4.52% and at December 31, 2004 was 4.12%	154,800	115,950

	$671,959	$633,435

      The mortgage notes are secured by mortgages on properties that have an approximate net book value of $737,884 as of March 31, 2005. The Secured Revolving Credit Facility is secured by mortgages on various properties that have an approximate net book value of $167,968 as of March 31, 2005.
      Borrowings under the $160,000 Secured Revolving Credit Facility bear interest between 115 and 155 basis points over LIBOR depending on certain of our leverage ratios. Using 155 basis points over LIBOR at March 31, 2005, the effective interest rate was 4.5%, including the impact of interest rate swap agreements covering $75,000 of this variable rate debt. At our option, through October 2005, we can extend the terms of this facility for up to one year. We also have an option to increase our borrowings under this facility by $40.0 million, to a total of $200.0 million in available credit.
      Borrowing under the Unsecured Revolving Credit Facility bear interest between 185 and 225 basis points over LIBOR depending on certain debt ratios. Using 225 basis points over LIBOR at March 31, 2005, the effective interest rate was 5.5%.

RAMCO-GERSHENSON PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At March 31, 2005, outstanding letters of credit issued under the Secured Revolving Credit Facility, not reflected in the accompanying consolidated balance sheet, total approximately $2,210. At March 31, 2005, we also had other letters of credit outstanding of approximately $1,502. At March 31, 2005, we had no outstanding borrowings under any of our letters of credit.
      The Secured Revolving Credit Facility and the Unsecured Revolving Credit Facility contain financial covenants relating to loan to asset value, minimum operating coverage ratios, and a minimum equity value. As of March 31, 2005, we were in compliance with the covenant terms under the Unsecured Revolving Credit Facility. However, we were not in compliance with a covenant in our Secured Revolving Credit Facility. Subsequent to March 31, 2005, we received a waiver from the lenders with respect to such non-compliance.
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
      The following table presents scheduled principal payments on mortgages and notes payable as of March 31, 2005:

Year Ended December 31,
2005 (April 1 — December 31)	$181,062
2006	105,589
2007	62,213
2008	103,249
2009	48,524
Thereafter	171,322

Total	$671,959

      It is our intention to refinance the various mortgages and the Secured Revolving Credit Facility and Unsecured Revolving Credit Facility that mature during 2005. However, there can be no assurance that we will be able to refinance our debt on commercially reasonable or any other terms.

RAMCO-GERSHENSON PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Earnings Per Share
      The following table sets forth the computation of basic and diluted earnings per share (“EPS”) (in thousands, except per share data):

	Three Months
	Ended March 31,

	2005	2004

Numerator:
Net Income	$4,911	$4,404
Preferred stock dividends	(1,664)	(594)

Income available to common shareholders for basic and diluted EPS	$3,247	$3,810

Denominator:
Weighted-average common shares for basic EPS	16,831	16,798
Effect of dilutive securities:
Options outstanding	46	232

Weighted-average common shares for diluted EPS	16,877	17,030

Basic EPS	$0.19	$0.23

Diluted EPS	$0.19	$0.23

9.	Leases
      Approximate future minimum revenues from rentals under noncancelable operating leases in effect at March 31, 2005, assuming no new or renegotiated leases nor option extensions on lease agreements, are as follows:

Year Ended December 31,
2005 (April 1 — December 31)	$71,741
2006	88,884
2007	79,836
2008	69,169
2009	54,874
Thereafter	311,367

Total	$675,871

      We relocated our corporate offices during the third quarter of 2004 and have entered into a new ten year operating lease agreement that became effective August 15, 2004. Under terms of the agreement, our annual straight-line rent expense will be approximately $656. We have an option to renew this lease for two consecutive periods of five years each.
      Approximate future minimum rental payments under our noncancelable corporate office lease, assuming no option extensions, are as follows:

Year Ending December 31,
2005 (April 1 — December 31)	$511
2006	697
2007	716
2008	734
2009	752
Thereafter	3,747

Total	$7,157

RAMCO-GERSHENSON PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Commitments and Contingencies
Internal Revenue Service Examinations

IRS Audit Resolution for Years 1991 to 1995
      We were the subject of an IRS examination of our taxable years ended December 31, 1991 through 1995. We refer to this examination as the IRS Audit. On December 4, 2003, we reached an agreement with the IRS with respect to the IRS Audit. We refer to this agreement as the Closing Agreement. Pursuant to the terms of the Closing Agreement (i) our “REIT taxable income” was adjusted for each of 1991, 1992, and 1993; (ii) our election to be taxed as a REIT was terminated for 1994; (iii) we were not permitted to reelect REIT status for 1995; (iv) we were permitted to reelect REIT status for taxable years beginning on or after January 1, 1996; (v) our timely filing of IRS Form 1120-REIT for 1996 was treated, for all purposes of the Code, as an election to be taxed as a REIT; (vi) the provisions of the Closing Agreement were expressly contingent upon our payment of “deficiency dividends” (that is, our declaration and payment of a distribution that is permitted to relate back to the year for which the IRS determines a deficiency in order to satisfy the requirement for REIT qualification that we distribute a certain minimum amount of our “REIT taxable income” for such year) in amounts not less than $1,387,000 and $809,000 for our 1992 and 1993 taxable years respectively; (vii) we consented to the assessment and collection, by the IRS, of $770,000 in tax deficiencies; (viii) we consented to the assessment and collection, by the IRS, of interest on such tax deficiencies and deficiency dividends and (ix) we agreed that no penalties or other “additions to tax” would be asserted with respect to any adjustments to taxable income required pursuant to the Closing Agreement.
      In addition, because we lost our REIT status for 1994, and reelected REIT status for the taxable year which began January 1, 1996, we were required to have distributed to our shareholders by the close of the taxable year which began January 1, 1996, any earnings and profits we accumulated as a subchapter C corporation for 1994 and 1995. Because we did not accumulate (but rather distributed) any profits we earned during the taxable years ended December 31, 1994 and 1995, we did not have any accumulated earnings and profits that we were required to distribute by the close of the taxable year which began January 1, 1996.
      In connection with the incorporation and distribution of all of the shares of Atlantic, in May 1996, we entered into the Tax Agreement with Atlantic under which Atlantic assumed all of our tax liabilities arising out of the IRS’ then ongoing examination (which included, but is not otherwise limited to, the IRS Audit), excluding any tax liability relating to any actions or events occurring, or any tax return position taken after May 10, 1996, but including liabilities for additions to tax, interest, penalties and costs relating to covered taxes. In addition, the Tax Agreement provides that, to the extent any tax which Atlantic is obligated to pay under the Tax Agreement can be avoided through the declaration of a “deficiency dividend”, we will make, and Atlantic will reimburse us for the amount of, such deficiency dividend.
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
      In the notes to the consolidated financial statements of Atlantic’s most recent quarterly report on Form 10-Q filed with the Securities and Exchange Commission, or the SEC, for the quarter ended March 31, 2005, Atlantic has disclosed its liability under the Tax Agreement for the tax deficiencies, deficiency dividend, and interest reflected in the Closing Agreement. As discussed above, on January 21, 2004, Atlantic reimbursed

RAMCO-GERSHENSON PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
us $2.2 million in recognition of our payment of the deficiency dividend. Atlantic has also paid all other amounts, on behalf of the Company, assessed by the IRS to date.
  Current IRS Examination
      The IRS is currently conducting an examination of us for our taxable years ended December 31, 1996 and 1997. We refer to this examination as the IRS Examination. On April 13, 2005, the IRS issued two examination reports to us with respect to the IRS Examination. The first examination report seeks to disallow certain deductions and losses we took in 1996 and to disqualify us as a REIT for the years 1996 and 1997. The second report also proposes to disqualify us as a REIT, but for our taxable years ended December 31, 1998 through 2000, years we had not previously been notified were under examination, and to not allow us to reelect REIT status for 2001 through 2004. Insofar as the reports seek to disqualify us as a REIT, we vigorously dispute the IRS’ positions, and we have been advised by legal counsel that the IRS’ positions set forth in the reports with respect to our disqualification as a REIT are unsupported by the facts and applicable law. We discuss this issue in greater detail below under the subheading “Disqualification as a REIT”. We dispute the disallowance of certain deductions and losses for 1996 and believe that amounts which may be assessed against us with respect to any such disallowance would constitute items covered under the Tax Agreement. We discuss this issue in greater detail below under the subheading “Disallowance of Certain Deductions and Losses”. We intend to contest the reports by filing a protest with the Appeals Office of the IRS. Although Atlantic has filed a Form 8-K with the SEC stating that it has been advised by counsel that it would not have any obligation to indemnify us with respect to any tax, interest or penalty which may be assessed against us in connection with the IRS Examination, we disagree with such position and, if the need arises, intend to pursue collection of amounts related to the 1996 tax year from Atlantic under the Tax Agreement.

Disqualification as a REIT
      The examination reports propose to disqualify us as a REIT for our taxable years 1996 through 2000 for reasons relating to our ownership of stock in Ramco-Gershenson, Inc. and for 1996 and 1997, for our alleged failure to meet the requirement to demand from record holders of our shares certain information regarding the actual ownership of those shares. The reports also propose not to allow us to reelect REIT status for 2001 through 2004. As described below, we believe, and have been advised by legal counsel, that the positions set forth in the examination reports pursuant to which the IRS proposes to disqualify us as a REIT are unsupported by the facts and applicable law.
      First, the IRS asserts that a “commonality of interests and control” between us and certain trustees and members of our management who own voting stock in Ramco-Gershenson, Inc. resulted in our “deemed” prohibited ownership of more than 10% of the voting stock in Ramco-Gershenson, Inc. We have been advised by counsel that the structure of our ownership of stock in Ramco-Gershenson, Inc. and the governance thereof is consistent with the form and structure of similar subsidiaries used by other large REITs and should not provide a valid basis for the disqualification of the Company as a REIT for any of the tax years covered by the examination reports.
      Secondly, the IRS proposes to disqualify us as a REIT for 1996 and 1997 for our alleged failure to meet the shareholder-record keeping requirement because we did not request certain information from holders of interests in our operating partnership. We have been advised by counsel that the IRS has erred in their determination that we were required to make such a demand from our partners merely by reason of their ownership of interests in our operating partnership.
      Finally, the IRS proposes not to allow us to reelect to be a REIT for 2001 through 2004 based on our alleged failure to qualify as a REIT for 2000. We believe, based on the advice of counsel, that we would be allowed to elect REIT status for our 2001 tax year.

RAMCO-GERSHENSON PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Disallowance of Certain Deductions and Losses
      The examination reports also propose to disallow certain deductions and losses taken in 1996. We believe that, in many material respects, the positions based on which the IRS proposes to disallow such deductions and losses are unsupported by the facts and applicable law.

Protest; Potential Impact
      We dispute and intend to contest the positions taken in the examination reports through the filing of a protest with the Appeals Office of the IRS. Pursuant to such filing, we would expect to have a meeting with an Appeals Officer of the IRS sometime in the future. If we cannot obtain a satisfactory result through the administrative appeals process, we may pursue judicial review of the determination.
      If all of the positions taken (exclusive of the proposed revocation of our REIT status for 2001 through 2004) and adjustments proposed in the examination reports were sustained, then we would be liable for approximately $22.0 million in combined tax, penalties and interest (as calculated by the IRS through April 13, 2005). If we were successful in opposing the positions taken in the first examination report (which relates to 1996 and 1997), other than the proposed increase in our REIT taxable income resulting from disallowance of certain deductions for 1996, then we could avoid being disqualified as a REIT by paying a deficiency dividend in the amount (if any) necessary to satisfy the requirement that we distribute each year a certain minimum amount of our REIT taxable income for such year. In the event we were required to pay a deficiency dividend, such dividend would be treated as an addition to tax for the year to which it relates, and we would be subject to the assessment and collection by the IRS of interest on such addition to tax. The second examination report (which relates to 1998 through 2000) does not quantify our potential liability for combined tax, penalties and interest resulting from the proposed revocation of our REIT status for 2001 through 2004. Such potential liability could be substantial and could have a material adverse effect on our financial position, results of operations and cash flows.
      If we were to fail to qualify as a REIT for any taxable year, we would be subject to federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates for such year, and distributions to shareholders would not be deductible by us in computing our taxable income. Any such corporate tax liability could be substantial and, to the extent we were not indemnified against such liability by Atlantic under the Tax Agreement, would reduce the amount of our cash available for distribution to our shareholders, which in turn could have a material adverse impact on the value of, and trading prices for, our common shares. In addition, we would not be able to reelect REIT status until the fifth taxable year following the initial year of disqualification unless we were to qualify for relief under applicable provisions of the Code. Upon a new REIT election, we would be required to distribute any earnings and profits that we had accumulated during the taxable years in which we failed to qualify as a REIT. If we failed to qualify as a REIT for more than two taxable years, we would be subject to corporate level tax during the ten-year period beginning on the first day of our REIT year with respect to any built-in gain we recognize on the disposition of any asset held on such date.

Tax Agreement with Atlantic
      Certain tax deficiencies, interest, and penalties, which may be assessed against us in connection with the IRS Examination, may constitute covered items under the Tax Agreement. Atlantic has filed a Form 8-K in which it disclosed that it has been advised by counsel that it does not have any obligation to make any payment to or indemnify us in any manner for any tax, interest or penalty set forth in the examination report relating to 1996 and 1997. We disagree with this position and believe that some or all of the amounts which may be assessed against us with respect to the disallowance of certain deductions and losses for 1996 would constitute covered items under the Tax Agreement. If Atlantic prevails in its position that it is not required to indemnify us under the Tax Agreement with respect to liabilities we incur as a result of the IRS Examination,

RAMCO-GERSHENSON PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
then we would be required to pay for such liabilities out of our own funds. Even if we prevail in our position that Atlantic is required to indemnify us under the Tax Agreement with respect to such liabilities, Atlantic may not have sufficient assets at the time to reimburse us for all amounts we must pay to the IRS, and we would be required to pay the difference out of our own funds. According to the quarterly report on Form 10-Q filed by Atlantic for its quarter ended March 31, 2005, Atlantic had net assets of approximately $80.8 million (as determined pursuant to the liquidation basis of accounting). The IRS may also assess taxes against us that Atlantic is not required to pay. Accordingly, the ultimate resolution of any tax liabilities arising pursuant to the IRS Audit and the IRS Examination may have a material adverse effect on our financial position, results of operations and cash flows, particularly if we are required to distribute deficiency dividends to our shareholders and/or pay additional taxes, interest and penalties to the IRS in amounts that exceed any indemnification payments we receive from Atlantic.

Operating Partnership Examination Report
      In connection with an ongoing IRS examination of one of our operating partnerships we have also received an examination report, which relates to such partnership’s taxable year ended December 31, 1997, which proposes to increase the income of certain of the operating partnership’s partners other than us. As such, the proposed adjustments would not result in our being liable for additional tax, penalties or interest.
Construction Costs
      In connection with the development and expansion of various shopping centers as of March 31, 2005, we have entered into agreements for construction costs of approximately $19,441.

Item 2 —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements, including the respective notes thereto which are included in this Form 10-Q.
Overview
      We are a fully integrated, self-administered, publicly-traded real estate investment trust (“REIT”) which owns, develops, acquires, manages and leases community shopping centers, single-tenant retail properties and one regional mall, in the midwestern, southeastern and mid-Atlantic regions of the United States. At March 31, 2005, our portfolio consisted of 80 shopping centers, of which thirteen are power centers and two are single retail properties, as well as one enclosed regional mall, totaling approximately 16.8 million square feet of gross leasable area.
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
Critical Accounting Policies and Estimates
      Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Senior management has discussed the development, selection and disclosure of these estimates with the audit committee of our board of trustees. Actual results could differ from these estimates under different assumptions or conditions.
      Critical accounting policies are those that are both significant to the overall presentation of our financial condition and results of operations and require management to make difficult, complex or subjective judgments. For example, significant estimates and assumptions have been made with respect to useful lives of assets, capitalization of development and leasing costs, recoverable amounts of receivables and initial valuations and related amortization periods of deferred costs and intangibles, particularly with respect to property acquisitions. Our critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2004 have not changed during the first quarter of 2005.

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
      We generated $10.9 million in cash flows from operating activities and $28.5 million from financing activities for the three months ended March 31, 2005. Our equity investment in the six properties acquired by Ramco/ Lion Venture LP and our initial investment in Ramco Jacksonville LLC used $30.4 million during the quarter. Borrowings under our secured revolving credit facility provided $38.9 million. During the three months ended March 31, 2005, we repaid $2.2 million of mortgage obligations and paid $10.0 million in cash distributions to shareholders and holders of operating partnership units.
      At March 31, 2005, our market capitalization amounted to $1.3 billion. Market capitalization consisted of $672.0 million of debt, $27.4 million of our 9.5% Series B Cumulative Redeemable Preferred Shares, $59.0 million of our 7.95% Series C Cumulative Convertible Preferred Shares, and $536.6 million of our common shares and operating partnership units at market value. Our debt to total market capitalization was 51.9% at March 31, 2005, as compared to 46.5% at December 31, 2004. After taking into account the impact of converting our variable rate debt into fixed rate debt by use of interest rate swap agreements, our outstanding debt at March 31, 2005 had a weighted average interest rate of 6.1%, and consisted of $567.6 million of fixed rate debt and $104.4 million of variable rate debt.
      Our $160.0 million secured revolving credit facility bears interest between 1.15% and 1.55% over the London Interbank Offered Rate (“LIBOR”) depending on certain of our leverage ratios. Using 1.55% over LIBOR at March 31, 2005, the effective interest rate on our secured revolving credit facility was 4.5%, including the effect of interest rate swap agreements. The credit facility is due in December 2005. At our option through October 2005, we can extend the terms of this facility for up to one year. We also have an option to increase our borrowings under this facility by $40.0 million, to a total of $200.0 million in available credit.
      Our $40.0 million unsecured revolving credit facility bears interest between 1.85% and 2.25% over LIBOR depending on certain debt ratios. Using 2.25% over LIBOR at March 31, 2005, the effective interest rate on our unsecured revolving credit facility was 5.5%. This credit facility is due December 2005.
      Outstanding letters of credit issued under the secured revolving credit facility total approximately $2.2 million. At March 31, 2005, we also had other letters of credit outstanding of approximating $1.5 million.
      Under terms of various debt agreements, we may be required to maintain interest rate swap agreements to reduce the impact of changes in interest rate on our floating rate debt. We have interest rate swap agreements with an aggregate notional amount of $75.0 million at March 31, 2005. Based on rates in effect at March 31, 2005, the agreements for notional amounts aggregating $75.0 million provide for fixed rates ranging from 4.2% to 4.5% and expire in December 2005.
      After taking into account the impact of converting our variable rate debt into fixed rate debt by use of the interest rate swap agreements, at March 31, 2005, our variable rate debt accounted for approximately $104.4 million of outstanding debt with a weighted average interest rate of 4.7%. Variable rate debt accounted for approximately 15.5% of our total debt and 8.1% of our total capitalization.
      The properties in which our operating partnership owns an interest and which are accounted for by the equity method of accounting are subject to non-recourse mortgage indebtedness. At March 31, 2005, our pro rata share of non-recourse mortgage debt on the unconsolidated properties (accounted for by the equity method) was $59.0 million with a weighted average interest rate of 7.2%. Fixed rate debt amounted to $47.3 million, or 80.3%, of our pro rata share. At March 31, 2005, we guaranteed the full $28.8 million bridge loan of Ramco/ Lion Venture LP, a 30% owned equity investment, and our joint venture partner has guaranteed 70% of the bridge loan.

      The mortgage loans (other than our secured revolving credit facility) encumbering our properties, including properties held by our unconsolidated joint ventures, except the bridge loan discussed above, are non-recourse, subject to certain exceptions for which we would be liable for any resulting losses incurred by the lender. These exceptions vary from loan to loan but generally include fraud or a material misrepresentation, misstatement or omission by the borrower, intentional or grossly negligent conduct by the borrower that harms the property or results in a loss to the lender, filing of a bankruptcy petition by the borrower, either voluntary or involuntary, and certain environmental liabilities. In addition, upon the occurrence of certain of such events, such as fraud or filing of a bankruptcy petition by the borrower, we would be liable for the entire outstanding balance of the loan, all interest accrued thereon and certain other costs, penalties and expenses.
      We anticipate that the combination of the availability under our two credit facilities, possible equity offerings, the sale of existing properties, and potential new debt will satisfy our expected working capital requirements through at least the next 12 months. We anticipate adequate liquidity for the foreseeable future to fund future developments, expansions, repositioning, to continue currently planned capital programs and, debt maturities and to make distributions to our shareholders in accordance with the requirements applicable to REITs under the Internal Revenue Code of 1986, as amended. Although we believe that the combination of factors discussed above will provide sufficient liquidity, no such assurance can be given.
Capitalization
      Our capital structure at March 31, 2005, includes property-specific mortgages, our unsecured revolving credit facility, our secured revolving credit facility, our 9.5% Series B Cumulative Redeemable Preferred Shares, our 7.95% Series C Cumulative Convertible Preferred Shares, our common shares and the minority interest in the operating partnership. At March 31, 2005, the minority interest in the Operating Partnership represented a 14.8% ownership in the operating partnership which, may under certain conditions, be exchanged for an aggregate of 2,929,000 common shares.
      As of March 31, 2005, the units in our operating partnership units (“OP Units”) were exchangeable for our common shares on a one-for-one basis. We, as sole general partner of the operating partnership, have the option, but not the obligation, to settle exchanged OP Units held by others in cash based on the current trading price of our common shares. Assuming the exchange of all OP Units, there would have been 19,762,703 of our common shares outstanding at March 31, 2005, with a market value of approximately $536.6 million (based on the closing price of $27.15 per share on March 31, 2005).
      As part of our business plan to improve our capital structure and reduce debt, we will continue to pursue the strategy of selling fully-valued properties and disposing of shopping centers that no longer meet the criteria established for our portfolio. Our ability to obtain acceptable selling prices and satisfactory terms will impact the timing of future sales. Net proceeds from the sale of properties are expected to reduce outstanding debt and to fund any future acquisitions.
Comparison of Three Months Ended March 31, 2005 to Three Months Ended March 31, 2004
      We made eight acquisitions during 2004. In addition, we increased our partnership interest in 28th Street Kentwood Associates, which is now included in our consolidated financial statements. These nine properties are included as “Acquisitions” in the following discussion.
      Total revenues for the three months ended March 31, 2005 were $38.3 million, a $7.1 million increase over the comparable period in 2004. Minimum rents increased $3.8 million, to $25.1 million for the three months ended March 31, 2005 when compared to the same period in 2004. Acquisitions contributed $3.7 million of the increase in minimum rents for the three months ended March 31, 2005.
      Recoveries from tenants increased $2.1 million, or 24.3%, to $10.8 million as compared to $8.7 million for the same three months in 2004. Acquisitions contributed $1.2 million of the increase. The balance of the increase is primarily attributable to the increase in recoverable operating expenses for the three months ended March 31, 2005 when compared to the same period in 2004 and to redevelopment projects completed during 2004. The overall recovery ratio was 102.2% for the three months ended March 31, 2005, compared to 97.1%

for the three months ended March 31, 2004. The increase in recovery percentage compared to the prior year period reflects the impact of improved occupancy at our centers and higher than expected year-end billings processed during the three months ended March 31, 2005. We expect the recovery ratio to be between 96.5% and 98.0% for the twelve months ended December 31, 2005, compared to 94.1% for 2004. The forecasted increase is primarily related to the estimated completion of various redevelopment projects during 2005.
      Percentage rents decreased $84,000, from $450,000 for the three months ended March 31, 2004, to $366,000 for the same quarter in 2005. Upon lease renewal, we have converted percentage rents for several anchor tenants to fixed minimum rents.
      Fees and management income were $750,000 higher in 2005 when compared to the three months ended March 31, 2004. The increase is primarily due to acquisition fees earned from our joint venture, Ramco/ Lion Venture LP, of $915,000, offset by a $177,000 decrease in development fees when compared to 2004. Other income increased $526,000 to $750,000 for the three months ended March 31, 2005, and the increase was primarily attributable to higher lease termination fees earned during the three months ended March 31, 2005, compared to the same period in 2004.
      Total expenses for the three months ended March 31, 2005 increased $6.7 million, or 25.9%, to $32.8 million as compared to $26.1 million for the three months ended March 31, 2004. The increase was due to a $1.6 million increase in total recoverable expenses, including recoverable operating expenses and real estate taxes, a $1.4 million increase in depreciation expense, a $2.6 million increase in interest expense, a $1.0 million increase in general and administrative expenses and a $112,000 increase in other operating expenses. Acquisitions accounted for $4.1 million of the increase in total expenses.
      Total recoverable expenses, including real estate taxes, increased by $1.6 million, to $10.6 million as compared to $9.0 million for the three months ended March 31, 2004. The increase is attributable primarily to our Acquisitions.
      Depreciation and amortization expense increased $1.4 million, or 22.1%, to $7.7 million for the three months ended March 31, 2005. Depreciation expense related to our Acquisitions contributed $1.1 million of the increase. The balance of the increase is primarily attributable to redevelopment projects completed during 2004.
      Other operating expenses increased $112,000 to $470,000 for the three months ended March 31, 2005, from $358,000 for the same period in 2004. The increase is primarily due to increased tenant specific legal fees for the three months ended March 31, 2005, when compared to the three months ended March 31, 2004. Our Acquisitions increased other operating expenses by $30,000.
      General and administrative expenses increased $1.0 million to $3.7 million, as compared to $2.7 million for the three months ended March 31, 2004. The increase is principally attributable to increases in audit and tax fees, as well as increased salaries and benefits during the three months ended March 31, 2005, when compared to the same period in 2004.
      Interest expense increased $2.6 million, from $7.7 million for the three months ended March 31, 2004, to $10.3 million during the first quarter of 2005. Average loan balances outstanding increased $167.7 million for the three months ended March 31, 2005 as compared to 2004. The higher average outstanding debt contributed $2.6 million to the increase in interest expense. Interest expense decreased by $218,000 during the three months March 31, 2005 as a result of lower interest rates, when compared to the same period in 2004. Interest costs capitalized, in conjunction with development and expansion projects, were $157,000 for the three months ended March 31, 2005, as compared to $231,000 for the same period in 2004. Increased amortization of debt service and the amortization of premium on debt related to purchase accounting for acquisitions increased interest expense by $154,000.
      The increase in minority interest is principally the result of higher income before minority interest for the three months ended March 31, 2005 when compared to same period in 2004.

Inflation
      Inflation has been relatively low in recent years and has not had a significant detrimental impact on our results of operations. Should inflation rates increase in the future, substantially all of the leases at our properties provide for tenants to pay their pro rata share of operating expenses, including common area maintenance and real estate taxes, thereby reducing our exposure to increases in operating expenses resulting from inflation. Many of the tenants’ leases contain provisions designed to lessen the impact of inflation. Such provisions include the ability to receive percentage rentals based on a tenant’s gross sales, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. In addition, many of the leases are for terms of less than ten years, which may enable us to replace existing leases with new leases at a higher base and/or percentage rentals if rents of the existing leases are below the then existing market rate. We believe that any inflationary increases in our expenses should be substantially offset by increased expense reimbursements, contractual rent increases and/or increased receipts from percentage rents. Therefore, we expect the effects of inflation and other changes in prices would not have a material impact on the results of our operations.
      The retail industry has experienced some financial difficulties during the past few years and certain local, regional and national retailers have filed for protection under bankruptcy laws. If this trend should continue, our future earnings performance could be negatively impacted.
Funds from Operations
      We consider funds from operations, also known as “FFO,” an appropriate supplemental measure of the financial performance of an equity REIT. Under the National Association of Real Estate Investment Trusts, or NAREIT, definition, FFO represents income before minority interest, excluding extraordinary items, as defined under GAAP, gains and losses on sales of depreciable property, plus real estate related depreciation and amortization (excluding amortization of financing costs), and after adjustments for unconsolidated partnerships and joint ventures. FFO is intended to exclude GAAP historical cost depreciation and amortization of real estate investments, which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions and many companies utilize different depreciable lives and methods. Because FFO excludes depreciation and amortization unique to real estate, gains and losses from depreciable property dispositions and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, acquisition and development activities and interest costs, which provides a perspective of our financial performance not immediately apparent from net income determined in accordance with GAAP. In addition, FFO does not include the cost of capital improvements, including capitalized interest.
      For the reasons described above we believe that FFO provides us and our investors with an important indicator of our operating performance. This measure of performance is used by us for several business purposes and for REITs it provides a recognized measure of performance other than GAAP net income, which may include non-cash items. Other real estate companies may calculate FFO in a different manner.
      We recognize FFO’s limitations when compared to GAAP’s net income. FFO does not represent amounts available for needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties. We do not use FFO as an indicator of our cash obligations and funding requirements for future commitments, acquisition or development activities. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs, including the payment of dividends. FFO should not be considered as an alternative to net income (computed in accordance with GAAP) or as an alternative to cash flow as a measure of liquidity. FFO is simply used as an additional indicator of our operating performance.

      The following table illustrates the calculation of FFO (in thousands):

	Three Months
	Ended March 31,

	2005	2004

Net Income	$4,911	$4,404
Add:
Depreciation and amortization expense	7,831	6,332
Gain on sale of depreciable property	(25)	—
Minority interest in partnership:
Continuing operations	849	769
Discontinued operations	—	2

Funds from operations	13,566	11,507
Less:
Preferred stock dividends	(1,664)	(594)

Funds from operations available to common shareholders	$11,902	$10,913

Weighted average equivalent shares outstanding, diluted	19,806	19,959

Funds from operations available for common shareholders, per diluted share	$0.60	$0.55

Capital Expenditures
      During the three months ended March 31, 2005, we spent approximately $2.5 million on revenue-generating capital expenditures including tenant allowances, leasing commissions paid to third-party brokers, legal costs relative to lease documents, and capitalized leasing and construction costs. These types of costs generate a return through rents from tenants over the term of their leases. Revenue-enhancing capital expenditures, including expansions, renovations or repositionings, were approximately $3.9 million. Revenue neutral capital expenditures, such as roof and parking lot repairs which are anticipated to be recovered from tenants, amounted to approximately $306,000.
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
      We have exposure to interest rate risk on our variable rate debt obligations. We are not subject to any foreign currency exchange rate risk or commodity price risk, or other material rate or price risks. Based on our debt and interest rates and the interest rate swap agreements in effect at March 31, 2005, a 100 basis point change in interest rates would affect our annual earnings and cash flows by approximately $1,044,000. We believe that a 100 basis point change in interest rates would not have a material impact on the fair value of our total outstanding debt.
      Under the terms of various debt agreements, we are required to maintain interest rate swap agreements to reduce the impact of changes in interest rate on our floating rate debt. We have interest rate swap agreements with an aggregate notional amount of $75.0 million at March 31, 2005. Based on rates in effect at March 31, 2005, the agreements for notional amounts aggregating $75.0 million provide for fixed rates ranging from 4.2% to 4.5% and expire in December 2005.

      The following table sets forth information as of March 31, 2005 concerning our long-term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates of maturing amounts and fair market value.

	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value

Fixed-rate debt	$81,702	$105,109	$61,733	$102,769	$48,084	$168,202	$567,599	$585,304
Average interest rate	4.6%	8.2%	7.1%	5.4%	7.0%	6.2%	6.4%	5.2%
Variable-rate debt	$99,360	$480	$480	$480	$440	$3,120	$104,360	$104,360
Average interest rate	4.7%	4.4%	4.4%	4.4%	4.4%	4.4%	4.7%	4.7%
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

Item 4.	Controls and Procedures

Disclosures Controls and Procedures
      We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (“Exchange Act”), such as this report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the design control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
      We carried out an assessment as of March 31, 2005 of the effectiveness of the design and operation of our disclosure controls and procedures and our internal control over financial reporting. This assessment was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. We believe that these procedures are effective to ensure that we are able to record, process, summarize and report the information we are required to disclose in the report we file with the SEC within the required time period.

Internal Controls over Financial Reporting
      We maintain a system of internal controls designed to provide reasonable assurance that transactions are executed in accordance with management’s general and specific authorization. Transactions are recorded as necessary to (1) permit preparation of financial statements in conformity with GAAP and (2) maintain accountability for assets.
      During the year ended December 31, 2004, management of the Company identified a material weakness in our internal controls with respect to our accounting of bonus compensation. At the instruction of our audit committee, management has implemented certain corrective changes to the internal control procedures to improve the effectiveness of our internal control over financial reporting to reduce the likelihood of this error occurring in the future. We continue to monitor and test the operating effectiveness of these improvements.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
      There are no material pending legal or governmental proceedings, other than the IRS Examination and ordinary routine litigation incidental to our business, against or involving us or our properties. For a description of the IRS Examination, see Note 10 to the Notes to Consolidated Financial Statements.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      Not applicable

Item 3.	Defaults Upon Senior Securities
      Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders
      Not applicable

Item 5.	Other Information
      Not applicable

Item 6.	Exhibits
      (a) EXHIBITS

Exhibit No.	Description

10.65	Second Amended and Restated Limited Liability Company Agreement of Ramco Jacksonville LLC , dated March 1, 2005, by Ramco-Gershenson Properties, L.P. and SGC Equities LLC.

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

RAMCO-GERSHENSON PROPERTIES TRUST
Date: May 16, 2005

By:	/s/ Dennis Gershenson

Dennis Gershenson
Chief Executive Officer
Date: May 16, 2005

By:	/s/ Richard J. Smith

Richard J. Smith
Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.65	Second Amended and Restated Limited Liability Company Agreement of Ramco Jacksonville LLC , dated March 1, 2005, by Ramco-Gershenson Properties, L.P. and SGC Equities LLC.

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.