Form 10-Q
period 2005-06-30
RAMCO GERSHENSON PROPERTIES TRUST
filed 2005-08-02
CIK 842183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For the quarterly period ended June 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For the transition period from to
Commission file number 1-10093
RAMCO-GERSHENSON PROPERTIES TRUST
(Exact name of registrant as specified in its charter)

MARYLAND	13-6908486
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

31500 Northwestern Highway	48334
Farmington Hills, Michigan	(Zip code)
(Address of principal executive offices)
248-350-9900
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)     Yes ☑          No ☐
      Number of common shares of beneficial interest ($.01 par value) of the Registrant outstanding as of July 28, 2005: 16,837,941

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements
RAMCO-GERSHENSON PROPERTIES TRUST
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2005	2004

	(Unaudited)
	(In thousands, except
	per share share amounts)
ASSETS
Investment in real estate, net	$943,331	$951,176
Cash and cash equivalents	18,805	15,045
Accounts receivable, net	29,324	26,845
Equity investments in unconsolidated entities	46,514	9,182
Note receivable from unconsolidated entity	7,047	—
Other assets, net	38,635	41,530

Total Assets	$1,083,656	$1,043,778

LIABILITIES AND SHAREHOLDERS’ EQUITY
Mortgages and notes payable	$678,648	$633,435
Accounts payable and accrued expenses	34,086	30,003
Distributions payable	10,312	9,963

Total Liabilities	723,046	673,401
Minority Interest	39,336	40,364
SHAREHOLDERS’ EQUITY
Preferred Shares of Beneficial Interest, par value $.01, 10,000 shares authorized:
9.5% Series B Cumulative Redeemable Preferred Shares; 1,000 shares issued and outstanding, liquidation value of $25,000	23,804	23,804
7.95% Series C Cumulative Convertible Preferred Shares; 1,889 shares issued and outstanding, liquidation value of $53,837	51,741	51,741
Common Shares of Beneficial Interest, par value $.01, 45,000 shares authorized; 16,838 and 16,829 issued and outstanding as of June 30, 2005 and December 31, 2004, respectively	168	168
Additional paid-in capital	342,856	342,719
Accumulated other comprehensive income	353	220
Cumulative distributions in excess of net income	(97,648)	(88,639)

Total Shareholders’ Equity	321,274	330,013

Total Liabilities and Shareholders’ Equity	$1,083,656	$1,043,778

See notes to consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

		(Unaudited)
	(In thousands, except per share amounts)
REVENUES:
Minimum rents	$25,145	$21,803	$50,272	$43,099
Percentage rents	99	33	465	483
Recoveries from tenants	9,549	7,734	20,393	16,460
Fees and management income	1,521	146	2,738	613
Other income	1,611	512	2,361	736

Total revenues	37,925	30,228	76,229	61,391

EXPENSES:
Real estate taxes	4,770	3,968	9,460	7,839
Recoverable operating expenses	5,027	4,200	10,947	9,314
Depreciation and amortization	8,800	6,497	16,495	12,798
Other operating	412	406	882	764
General and administrative	3,869	2,604	7,588	5,279
Interest expense	10,803	8,041	21,134	15,796

Total expenses	33,681	25,716	66,506	51,790

Income from continuing operations before loss on sale of real estate assets, minority interest and earnings from unconsolidated entities	4,244	4,512	9,723	9,601
Loss on sale of real estate assets	(1)	(284)	(4)	(284)
Minority interest in operating partnership	(751)	(648)	(1,600)	(1,417)
Earnings from unconsolidated entities	647	18	931	87

Income from continuing operations	4,139	3,598	9,050	7,987
Income from discontinued operations, net of minority interest	—	—	—	15

Net income	4,139	3,598	9,050	8,002
Preferred stock dividends	(1,664)	(892)	(3,328)	(1,486)

Net income available to common shareholders	$2,475	$2,706	$5,722	$6,516

Basic earnings per share:
Income from continuing operations	$0.15	$0.16	$0.34	$0.39
Income from discontinued operations	—	—	—	—

Net income	$0.15	$0.16	$0.34	$0.39

Diluted earnings per share:
Income from continuing operations	$0.15	$0.16	$0.34	$0.38
Income from discontinued operations	—	—	—	—

Net income	$0.15	$0.16	$0.34	$0.38

Basic weighted average shares outstanding	16,836	16,821	16,833	16,810

Diluted weighted average shares outstanding	16,880	16,999	16,878	17,016

COMPREHENSIVE INCOME
Net income	$4,139	$3,598	$9,050	$8,002
Other comprehensive income:
Unrealized gains (losses) on interest rate swaps	(111)	1,362	133	1,090

Comprehensive income	$4,028	$4,960	$9,183	$9,092

See notes to consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

				Accumulated	Cumulative
		Common	Additional	Other	Distributions	Total
	Preferred	Stock Par	Paid-In	Comprehensive	in Excess of	Shareholders’
	Stock	Value	Capital	Income	Net Income	Equity

	(In thousands)
	(Unaudited)
Balance, January 1, 2005	$75,545	$168	$342,719	$220	$(88,639)	$330,013
Cash distributions declared					(14,731)	(14,731)
Preferred shares dividends declared					(3,328)	(3,328)
Stock options exercised			137			137
Net income and comprehensive income				133	9,050	9,183

Balance, June 30, 2005	$75,545	$168	$342,856	$353	$(97,648)	$321,274

See notes to consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months
	Ended June 30,

	2005	2004

	(In thousands)
	(Unaudited)
Cash Flows from Operating Activities:
Net income	$9,050	$8,002
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,495	12,798
Amortization of deferred financing costs	1,016	1,036
Loss on sale of real estate assets	4	284
Earnings from unconsolidated entities	(931)	(87)
Minority interest, continuing operations	1,600	1,417
Minority interest, discontinued operations	—	2
Distributions received from unconsolidated entities	67	323
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(2,407)	(485)
Other assets	(899)	(4,901)
Accounts payable and accrued expenses	4,163	3,604

Net Cash Provided by Operating Activities	28,158	21,993

Cash Flows from Investing Activities:
Real estate developed or acquired, net of liabilities assumed	(13,782)	(29,803)
Investment in unconsolidated entities	(36,768)	(50)
Proceeds from sales of real estate	—	12,686
Increase in note receivable from joint venture	(1,072)	—
Payments on note receivable from joint venture	2,300	—

Net Cash Used in Investing Activities	(49,322)	(17,167)

Cash Flows from Financing Activities:
Cash distributions to shareholders	(14,434)	(14,119)
Cash distributions to operating partnership unit holders	(2,511)	(2,460)
Cash dividends paid on preferred shares	(3,328)	(1,188)
Principal repayments on mortgages payable	(4,486)	(46,662)
Payment of deferred financing costs	(88)	(1,815)
Distributions to minority partners	(65)	—
Borrowings on secured credit facility, net	32,299	—
Borrowings on unsecured revolving credit facility, net	17,400	—
Net proceeds from issuance of preferred shares	—	48,017
Proceeds from mortgages payable	—	34,700
Proceeds from exercise of stock options	137	469

Net Cash Provided by Financing Activities	24,924	16,942

Net Increase in Cash and Cash Equivalents	3,760	21,768
Cash and Cash Equivalents, Beginning of Period	15,045	19,883

Cash and Cash Equivalents, End of Period	$18,805	$41,651

Supplemental Cash Flow Disclosure, including Non-Cash Activities:
Cash paid for interest during the period	$19,829	$16,579
Capitalized interest	273	231
Assets contributed to joint venture entity	7,994	—
Assumed debt of acquired property	—	33,592
Increase (Decrease) in fair value of interest rate swaps	133	(1,090)
See notes to consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

1.	Organization and Basis of Presentation
      Ramco-Gershenson Properties Trust, together with its subsidiaries, (the “Company”) is a real estate investment trust (“REIT”) engaged in the business of owning, developing, acquiring, managing and leasing community shopping centers, regional malls and single tenant retail properties. At June 30, 2005, we had a portfolio of 81 shopping centers, with more than 17,700,000 square feet of gross leasable area, located in the midwestern, southeastern and mid-Atlantic regions of the United States. Our centers are usually anchored by discount department stores or supermarkets and the tenant base consists primarily of national and regional retail chains and local retailers. Our credit risk, therefore, is concentrated in the retail industry.
      The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. All adjustments which are, in the opinion of management, recurring and necessary for a fair presentation of the financial statements for the interim periods have been made. Operating results for six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections, and is effective for fiscal years beginning after December 15, 2005. Early adoption is permitted. SFAS No. 154 is not expected to have a material impact on our consolidated financial statements.

3.	Accounts Receivable — Net
      Accounts receivable at June 30, 2005 and December 31, 2004 include $3,390 due from Atlantic Realty Trust (“Atlantic”) for reimbursement of tax deficiencies and interest related to the Internal Revenue Service (“IRS”) examination of our taxable years ended December 31, 1991 through 1995. Under terms of a tax agreement that we entered into with Atlantic (the “Tax Agreement”), Atlantic assumed all of our liability for tax and interest arising out of that IRS examination. See Note 10.
      Accounts receivable includes $12,637 and $11,708 of unbilled straight-line rent receivables at June 30, 2005 and December 31, 2004, respectively.

RAMCO-GERSHENSON PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      We provide for bad debt expense based upon the reserve method of accounting. We continuously monitor the collectibility of our accounts receivable (billed, unbilled and straight-line) from specific tenants, analyze historical bad debts, customer credit worthiness, current economic trends and changes in tenant payment terms when evaluating the adequacy of the allowance for bad debts. When tenants are in bankruptcy, we make estimates of the expected recovery of pre-petition and post-petition claims. The ultimate resolution of these claims can exceed one year. Accounts receivable in the accompanying balance sheet is shown net of an allowance for doubtful accounts of $981 and $1,143 at June 30, 2005 and December 31, 2004, respectively.

4.	Investment in Real Estate
      Investment in real estate consists of the following:

	June 30, 2005	December 31, 2004

Land	$135,291	$141,736
Buildings and improvements	920,167	908,304
Construction in progress	14,794	16,215

	1,070,252	1,066,255
Less: accumulated depreciation	(126,921)	(115,079)

Investment in real estate — net	$943,331	$951,176

      Depreciation expense for the six months ended June 30, 2005 and the year ended December 31, 2004 was $13,671 and $22,567 respectively.

5.	Investment in Unconsolidated Joint Venture
      In December 2004, we formed Ramco Lion/ Venture LP (the “Venture”) with affiliates of Clarion Lion Properties Fund (“Clarion”), a private equity real estate fund sponsored by ING Clarion Partners. We own 30% of the equity in the Venture and Clarion owns 70%. The Venture plans to acquire up to $450,000 of stable, well-located community shopping centers located in the southeast and midwestern United States. The Company and Clarion have committed to contribute to the Venture up to $54,000 and $126,000, respectively, of equity capital to acquire properties through June 2006. As of June 30, 2005, we have invested approximately $42,200 of our total commitment to the Venture and Clarion has contributed $98,400 of their commitment.
      In 2004, the Venture acquired three shopping centers located in Florida with an aggregate purchase price of $48,000. During the first and second quarter of 2005, the Venture acquired the following seven shopping centers:

			Purchase	Debt
Acquisition Date	Property Name	Property Location	Price	Assumed

January	Oriole Plaza	Delray Beach, FL	$23,200	$12,334
February	Martin Square	Stuart, FL	23,200	14,364
February	West Broward Shopping Center	Plantation, FL	15,800	10,201
February	Marketplace of Delray	Delray Beach, FL	28,100	17,482
March	Winchester Square	Rochester, MI	53,000	31,189
March	Hunter’s Square	Farmington Hills, MI	75,000	40,450
May	Millennium Park	Livonia, MI	53,100	—

			$271,400	$126,020

RAMCO-GERSHENSON PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Under terms of an agreement with the Venture, we are the manager of the Venture and its properties, earning fees for acquisitions, management, leasing and financing. We earned an acquisition fee of $1,153 during the six months ended June 30, 2005. We also have the opportunity to receive performance-based earnings through our interest in the Venture. We account for our interest in the Venture using the equity method. At June 30, 2005, the Venture had a $41,280 variable rate bridge loan, due September 30, 2005, which the Company and Clarion have guaranteed the loan in event of a default. If a default were to occur the Company and Clarion would have full recourse to the assets of the Venture. It is the Venture’s intention to replace the bridge loan with permanent financing. However, there can be no assurance that the Venture will be able to refinance the debt on commercially reasonable or any other terms.
      In March 2005, we formed Ramco Jacksonville, LLC (“Jacksonville”) to develop a shopping center in Jacksonville, Florida. We invested $929 for a 20% interest in Jacksonville and an unrelated party had committed to contribute capital of $3,715 for an 80% interest. We also transferred land and certain improvements to the joint venture in the amount of $7,994 and $1,072 of cash for a note receivable from the joint venture in the aggregate amount of $9,066. The note receivable bears interest at LIBOR plus 700 basis points and is due April 2008. On June 30, 2005, Jacksonville obtained a construction loan and mezzanine financing from a financial institution, in the amount of $58,772. On July 1, 2005 we received $5,000 as partial payment of the note receivable from the joint venture.
      We will not have a controlling interest in Jacksonville, and we will record our 20% share of the joint venture’s operating results using the equity method. Under terms of an agreement with Jacksonville, we are responsible for development, construction, leasing and management of the project, for which we will earn fees. Our maximum exposure to loss is our investment of $929 and the balance of the note receivable at June 30, 2005.

6.	Other Assets
      Other assets consist of the following:

	June 30, 2005	December 31, 2004

Leasing costs	$22,272	$20,956
Prepaid expenses and other	18,893	18,201
Deferred financing costs	13,316	13,227
Intangible assets	9,738	9,693

	64,219	62,077
Less: accumulated amortization	(26,846)	(23,507)

	37,373	38,570
Proposed development and acquisition costs	1,262	2,960

Other assets — net	$38,635	$41,530

      Amortization expense for the six months ended June 30, 2005 and the year ended December 31, 2004 was $3,840 and $6,215, respectively.
      Intangible assets at June 30, 2005 include $6,662 of lease origination costs and $2,709 of favorable leases related to the allocation of the purchase prices for acquisitions made since 2002. These assets are being amortized over the lives of the applicable leases.

RAMCO-GERSHENSON PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The weighted–average amortization period for intangible assets attributable to lease origination costs is 6.6 years and 6.0 years for favorable leases. The following table represents estimated aggregate amortization expense related to intangible assets as of June 30, 2005:

Year Ending December 31,

2005 (July 1 — December 31)	$633
2006	1,190
2007	1,017
2008	894
2009	751
Thereafter	2,915

Total	$7,400

7.     Mortgages and Notes Payable
      Mortgages and notes payable consist of the following:

	June 30, 2005	December 31, 2004

Fixed rate mortgages with interest rates ranging from 4.8% to 8.8%, due at various dates through 2018	$490,459	$494,715
Floating rate mortgages at 75% of the rate of long-term Capital A rated utility bonds, due January 1, 2010 plus supplemental interest to equal LIBOR plus 200 basis points, if applicable. The effective rate at June 30, 2005 was 6.0% and at December 31, 2004 was 3.8%	5,240	5,470
Unsecured Revolving Credit Facility, with an interest rate at LIBOR plus 185 to 225 basis points, due December 2005, maximum borrowings of $40,000. The effective rate at June 30, 2005 was 5.2% and at December 31, 2004 was 4.7%	34,700	17,300
Secured Revolving Credit Facility, with an interest rate at LIBOR plus 115 to 155 basis points, due December 2005, maximum available borrowings of $160,000. The effective rate at June 30, 2005 was 5.1% and at December 31, 2004 was 4.1%	148,249	115,950

	$678,648	$633,435

      The mortgage notes are secured by mortgages on properties that have an approximate net book value of $733,792 as of June 30, 2005. The Secured Revolving Credit Facility is secured by mortgages on various properties that have an approximate net book value of $168,268 as of June 30, 2005.
      Borrowings under the $160,000 Secured Revolving Credit Facility bear interest between 115 and 155 basis points over LIBOR depending on certain of our leverage ratios. Using 140 basis points over LIBOR at June 30, 2005, the effective interest rate was 5.1% including the impact of interest rate swap agreements covering $75,000 of this variable rate debt. At our option, through October 2005, we can extend the terms of this facility for up to one year. We also have an option to increase our borrowings under this facility by $40.0 million, to a total of $200.0 million in available credit.
      Borrowing under the Unsecured Revolving Credit Facility bear interest between 185 and 225 basis points over LIBOR depending on certain debt ratios. Using 200 basis points over LIBOR at June 30, 2005, the effective interest rate was 5.2%.

RAMCO-GERSHENSON PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At June 30, 2005, outstanding letters of credit issued under the Secured Revolving Credit Facility, not reflected in the accompanying consolidated balance sheet, total approximately $2,110. At June 30, 2005, we also had other letters of credit outstanding of approximately $490. At June 30, 2005, we had no outstanding borrowings under any of our letters of credit.
      The Secured Revolving Credit Facility and the Unsecured Revolving Credit Facility contain financial covenants relating to loan to asset value, minimum operating coverage ratios, and a minimum equity value. As of June 30, 2005, we were in compliance with the covenant terms under the facilities.
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
      The following table presents scheduled principal payments on mortgages and notes payable as of June 30, 2005:

Year Ended December 31,

2005 (July 1 — December 31)	$187,751
2006	105,589
2007	62,213
2008	103,249
2009	48,524
Thereafter	171,322

Total	$678,648

      It is our intention to refinance the various mortgages and the Secured Revolving Credit Facility and Unsecured Revolving Credit Facility that mature during 2005. However, there can be no assurance that we will be able to refinance our debt on commercially reasonable or any other terms.

RAMCO-GERSHENSON PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Earnings Per Share
      The following table sets forth the computation of basic and diluted earnings per share (“EPS”) (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Numerator:
Net Income	$4,139	$3,598	$9,050	$8,002
Preferred stock dividends	(1,664)	(892)	(3,328)	(1,486)

Income available to common shareholders for basic and diluted EPS	$2,475	$2,706	$5,722	$6,516

Denominator:
Weighted-average common shares for basic EPS	16,836	16,821	16,833	16,810
Effect of dilutive securities:
Options outstanding	44	178	45	206

Weighted-average common shares for diluted EPS	16,880	16,999	16,878	17,016

Basic EPS	$0.15	$0.16	$0.34	$0.39

Diluted EPS	$0.15	$0.16	$0.34	$0.38

9.	Leases
      Approximate future minimum revenues from rentals under noncancelable operating leases in effect at June 30, 2005, assuming no new or renegotiated leases nor option extensions on lease agreements, are as follows:

Year Ended December 31,

2005 (July 1 — December 31)	$48,251
2006	91,180
2007	82,516
2008	72,009
2009	57,764
Thereafter	318,837

Total	$670,557

      We relocated our corporate offices during the third quarter of 2004 and have entered into a new ten year operating lease agreement that became effective August 15, 2004. Under terms of the agreement, our annual straight-line rent expense is approximately $754 million. We have an option to renew this lease for two consecutive periods of five years each.

RAMCO-GERSHENSON PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Approximate future minimum rental payments under our noncancelable corporate office lease and two other office locations, assuming no option extensions, are as follows:

Year Ending December 31,

2005 (July 1 — December 31)	$378
2006	771
2007	794
2008	815
2009	837
Thereafter	3,782

Total	$7,377

10.	Commitments and Contingencies

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
      In the notes to the consolidated financial statements of Atlantic’s most recent quarterly report on Form 10-Q filed with the Securities and Exchange Commission, or the SEC, for the quarter ended March 31,2005 Atlantic has disclosed its liability under the Tax Agreement for the tax deficiencies, deficiency dividend, and interest reflected in the Closing Agreement. As discussed above, on January 21, 2004, Atlantic reimbursed us $2.2 million in recognition of our payment of the deficiency dividend. Atlantic has also paid all other amounts, on behalf of the Company, assessed by the IRS to date.

Current IRS Examination
      The IRS is currently conducting an examination of us for our taxable years ended December 31, 1996 and 1997. We refer to this examination as the IRS Examination. On April 13, 2005, the IRS issued two examination reports to us with respect to the IRS Examination. The first examination report seeks to disallow certain deductions and losses we took in 1996 and to disqualify us as a REIT for the years 1996 and 1997. The second report also proposes to disqualify us as a REIT, but for our taxable years ended December 31, 1998 through 2000, years we had not previously been notified were under examination, and to not allow us to reelect REIT status for 2001 through 2004. Insofar as the reports seek to disqualify us as a REIT, we vigorously dispute the IRS’ positions, and we have been advised by legal counsel that the IRS’ positions set forth in the reports with respect to our disqualification as a REIT are unsupported by the facts and applicable law. We discuss this issue in greater detail below under the subheading “Disqualification as a REIT”. We dispute the disallowance of certain deductions and losses for 1996 and believe that amounts which may be assessed against us with respect to any such disallowance would constitute items covered under the Tax Agreement. We discuss this issue in greater detail below under the subheading “Disallowance of Certain Deductions and Losses”. We contested the reports by filing a protest with the Appeals Office of the IRS on May 31, 2005. Although Atlantic has filed a Form 8-K with the SEC stating that it has been advised by counsel that it would not have any obligation to indemnify us with respect to any tax, interest or penalty which may be assessed against us in connection with the IRS Examination, we disagree with such position and, if the need arises, intend to pursue collection of amounts related to the 1996 tax year from Atlantic under the Tax Agreement.

Disqualification as a REIT
      The examination reports propose to disqualify us as a REIT for our taxable years 1996 through 2000 for reasons relating to our ownership of stock in Ramco-Gershenson, Inc. and for our alleged failure to meet the requirement to demand from record holders of our shares certain information regarding the actual ownership of those shares. The reports also propose not to allow us to reelect REIT status for 2001 through 2004. As described below, we believe, and have been advised by legal counsel, that the positions set forth in the examination reports pursuant to which the IRS proposes to disqualify us as a REIT are unsupported by the facts and applicable law.
      First, the IRS asserts that a “commonality of interests and control” between us and certain trustees and members of our management who own voting stock in Ramco-Gershenson, Inc. resulted in our “deemed” prohibited ownership of more than 10% of the voting stock in Ramco-Gershenson, Inc. We have been advised by counsel that the structure of our ownership of stock in Ramco-Gershenson, Inc. and the governance

RAMCO-GERSHENSON PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
thereof, is consistent with the form and structure of similar subsidiaries used by other large REITs and should not provide a valid basis for the disqualification of the Company as a REIT for any of the tax years covered by the examination reports.
      Secondly, the IRS proposes to disqualify us as a REIT for 1996 through 2000 for our alleged failure to meet the shareholder-record keeping requirement because we did not request certain information from holders of interests in our operating partnership. We have been advised by counsel that the IRS has erred in their determination that we were required to make such a demand from our partners merely by reason of their ownership of interests in our operating partnership.
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

Protest; Potential Impact
      We have contested the positions taken in the examination reports through the filing of a protest with the Appeals Office of the IRS on May 31, 2005. Pursuant to such filing, we would expect to have a meeting with an Appeals Officer of the IRS sometime in the future. If we cannot obtain a satisfactory result through the administrative appeals process, we may pursue judicial review of the determination.
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

RAMCO-GERSHENSON PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
REIT for more than two taxable years, we would be subject to corporate level tax during the ten-year period beginning on the first day of our REIT year with respect to any built-in gain we recognize on the disposition of any asset held on such date.

Tax Agreement with Atlantic
      Certain tax deficiencies, interest, and penalties, which may be assessed against us in connection with the IRS Examination, may constitute covered items under the Tax Agreement. Atlantic has filed a Form 8-K in which it disclosed that it has been advised by counsel that it does not have any obligation to make any payment to or indemnify us in any manner for any tax, interest or penalty set forth in the examination report relating to 1996 and 1997. We disagree with this position and believe that some or all of the amounts which may be assessed against us with respect to the disallowance of certain deductions and losses for 1996 would constitute covered items under the Tax Agreement. If Atlantic prevails in its position that it is not required to indemnify us under the Tax Agreement with respect to liabilities we incur as a result of the IRS Examination, then we would be required to pay for such liabilities out of our own funds. Even if we prevail in our position that Atlantic is required to indemnify us under the Tax Agreement with respect to such liabilities, Atlantic may not have sufficient assets at the time to reimburse us for all amounts we must pay to the IRS, and we would be required to pay the difference out of our own funds. According to the quarterly report on Form 10-Q filed by Atlantic for the quarter ended March 31, 2005, Atlantic had net assets of approximately $80.8 million (as determined pursuant to the liquidation basis of accounting). The IRS may also assess taxes against us that Atlantic is not required to pay. Accordingly, the ultimate resolution of any tax liabilities arising pursuant to the IRS Audit and the IRS Examination may have a material adverse effect on our financial position, results of operations and cash flows, particularly if we are required to distribute deficiency dividends to our shareholders and/or pay additional taxes, interest and penalties to the IRS in amounts that exceed any indemnification payments we receive from Atlantic.

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
Construction Costs
      In connection with the development and expansion of various shopping centers as of June 30, 2005, we have entered into agreements for construction costs of approximately $23,753.

Item 2 —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements, including the respective notes thereto which are included in this Form 10-Q.
Overview
      We are a fully integrated, self-administered, publicly-traded real estate investment trust (“REIT”) which owns, develops, acquires, manages and leases community shopping centers, single-tenant retail properties and one regional mall, in the midwestern, southeastern and mid-Atlantic regions of the United States. At June 30, 2005, our portfolio consisted of 81 shopping centers, of which thirteen are power centers and two are single tenant retail properties, as well as one enclosed regional mall, totaling approximately 17.7 million square feet of gross leasable area.
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
      Critical accounting policies are those that are both significant to the overall presentation of our financial condition and results of operations and require management to make difficult, complex or subjective judgments. For example, significant estimates and assumptions have been made with respect to useful lives of assets, capitalization of development and leasing costs, recoverable amounts of receivables and initial valuations and related amortization periods of deferred costs and intangibles, particularly with respect to property acquisitions. Our critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2004 have not changed during the first six months of 2005.

Liquidity and Capital Resources
      The principal uses of our liquidity and capital resources are for operations, acquisitions, development, redevelopment, including expansion and renovation programs, and debt repayment, as well as dividend payments in accordance with REIT requirements. We anticipate that cash on hand, borrowings under our existing credit facilities, the possible sale of existing assets, as well as other debt and additional equity offerings, will provide the necessary capital to achieve continued growth.
      We generated $28.2 million in cash flows from operating activities and $24.9 million from financing activities for the six months ended June 30, 2005. Our equity investment in the seven properties acquired by Ramco/ Lion Venture LP and our initial investment in Ramco Jacksonville LLC used $36.8 million during the six months ended June 30, 2005. Borrowings under our secured and unsecured revolving credit facilities provided $49.7 million. During the six months ended June 30, 2005, we repaid $4.5 million of mortgage obligations and paid $16.9 million in cash distributions to shareholders and holders of operating partnership units.
      At June 30, 2005, our market capitalization amounted to $1.3 billion. Market capitalization consisted of $678.6 million of debt, $26.4 million of our 9.5% Series B Cumulative Redeemable Preferred Shares, $59.0 million of our 7.95% Series C Cumulative Convertible Preferred Shares, and $578.8 million of our common shares and operating partnership units at market value. Our debt to total market capitalization was 50.5% at June 30, 2005, as compared to 46.5% at December 31, 2004. After taking into account the impact of converting our variable rate debt into fixed rate debt by use of interest rate swap agreements, our outstanding debt at June 30, 2005 had a weighted average interest rate of 6.2%, and consisted of $565.4 million of fixed rate debt and $113.2 million of variable rate debt.
      Our $160.0 million secured revolving credit facility bears interest between 1.15% and 1.55% over the London Interbank Offered Rate (“LIBOR”) depending on certain of our leverage ratios. Using 1.40% over LIBOR at June 30, 2005, the effective interest rate on our secured revolving credit facility was 5.1%, including the effect of interest rate swap agreements. The credit facility is due in December 2005. At our option through October 2005, we can extend the terms of this facility for up to one year. We also have an option to increase our borrowings under this facility by $40.0 million, to a total of $200.0 million in available credit.
      Our $40.0 million unsecured revolving credit facility bears interest between 1.85% and 2.25% over LIBOR depending on certain debt ratios. Using 2.00% over LIBOR at June 30, 2005, the effective interest rate on our unsecured revolving credit facility was 5.2%. This credit facility is due December 2005.
      Outstanding letters of credit issued under the secured revolving credit facility total approximately $2.1 million. At June 30, 2005, we also had other letters of credit outstanding of approximately $500,000.
      Under terms of various debt agreements, we may be required to maintain interest rate swap agreements to reduce the impact of changes in interest rate on our floating rate debt. We have interest rate swap agreements with an aggregate notional amount of $75.0 million at June 30, 2005. Based on rates in effect at June 30, 2005, the agreements for notional amounts aggregating $75.0 million provide for fixed rates ranging from 4.0% to 4.3% and expire in December 2005.
      After taking into account the impact of converting our variable rate debt into fixed rate debt by use of the interest rate swap agreements, at June 30, 2005, our variable rate debt accounted for approximately $113.2 million of outstanding debt with a weighted average interest rate of 5.18%. Variable rate debt accounted for approximately 16.7% of our total debt and 8.4% of our total capitalization.
      The properties in which our operating partnership owns an interest and which are accounted for by the equity method of accounting are subject to non-recourse mortgage indebtedness. At June 30, 2005, our pro rata share of non-recourse mortgage debt on the unconsolidated properties (accounted for by the equity method) was $69.3 million with a weighted average interest rate of 7.2%. Fixed rate debt amounted to $53.0 million, or 76.5%, of our pro rata share. At June 30, 2005, we guaranteed the full $41.3 million bridge loan of Ramco/ Lion Venture LP, a 30% owned equity investment, and our joint venture partner has guaranteed 70% of the bridge loan.

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
      We anticipate that the combination of the availability under our two credit facilities, possible equity offerings, the sale of existing properties, and potential new debt will satisfy our expected working capital requirements through at least the next 12 months. We anticipate adequate liquidity for the foreseeable future to fund future developments, expansions, repositioning, to continue currently planned capital programs and debt maturities and to make distributions to our shareholders in accordance with the requirements applicable to REITs under the Internal Revenue Code of 1986, as amended. Although we believe that the combination of factors discussed above will provide sufficient liquidity, no such assurance can be given.
Capitalization
      Our capital structure at June 30, 2005, includes property-specific mortgages, our unsecured revolving credit facility, our secured revolving credit facility, our 9.5% Series B Cumulative Redeemable Preferred Shares, our 7.95% Series C Cumulative Convertible Preferred Shares, our common shares and the minority interest in the operating partnership. At June 30, 2005, the minority interest in the Operating Partnership represented a 14.8% ownership in the operating partnership which, may under certain conditions, be exchanged for an aggregate of 2,929,000 common shares.
      As of June 30, 2005, the units in our operating partnership units (“OP Units”) were exchangeable for our common shares on a one-for-one basis. We, as sole general partner of the operating partnership, have the option, but not the obligation, to settle exchanged OP Units held by others in cash based on the current trading price of our common shares. Assuming the exchange of all OP Units, there would have been 19,767,203 of our common shares outstanding at June 30, 2005, with a market value of approximately $578.8 million (based on the closing price of $29.28 per share on June 30, 2005).
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
Comparison of Six Months Ended June 30, 2005 to Six Months Ended June 30, 2004
      We made eight acquisitions during 2004. In addition, we increased our partnership interest in 28th Street Kentwood Associates, which is now included in our consolidated financial statements. These properties are included as “Acquisitions” in the following discussion.
      Total revenues for the six months ended June 30, 2005 were $76.2 million, a $14.8 million increase over the comparable period in 2004. Minimum rents increased $7.2 million, to $50.3 million for the six months ended June 30, 2005 when compared to the same period in 2004. Acquisitions contributed $7.1 million of the increase in minimum rents for the six months ended June 30, 2005.
      Recoveries from tenants increased $3.9 million, or 23.9%, to $20.4 million as compared to $16.5 million for the same six months in 2004. Acquisitions contributed $2.4 million of the increase. The balance of the increase is primarily attributable to the increase in recoverable operating expenses for the six months ended June 30, 2005 when compared to the same period in 2004 and to redevelopment projects completed during 2004. The overall recovery ratio was 99.9% for the six months ended June 30, 2005, compared to 96.0% for the six months ended June 30, 2004. The increase in recovery percentage compared to the prior year period reflects higher than expected year-end billings processed during the first quarter of 2005. We expect the recovery ratio to be between 96.5% and 98.0% for the twelve months ended December 31, 2005, compared to 94.1% for 2004. The forecasted increase is primarily related to the estimated completion of various redevelopment projects during 2005.
      Fees and management income was $2.1 million higher in 2005 when compared to the six months ended June 30, 2004. The increase is primarily due to acquisition fees earned from our joint venture, Ramco/ Lion Venture LP, of $1.2 million and an increase in management and development fees, including fees earned from our new joint venture, Jacksonville, which was formed in the first quarter of 2005. Other income increased $1.6 million to $2.4 million for the six months ended June 30, 2005, and the increase was primarily attributable to higher lease termination fees earned during the six months ended June 30, 2005, compared to the same period in 2004.
      Total expenses for the six months ended June 30, 2005 increased $14.7 million, or 28.4%, to $66.5 million as compared to $51.8 million for the six months ended June 30, 2004. The increase was primarily due to a $3.3 million increase in total recoverable expenses, including recoverable operating expenses and real estate taxes, a $3.7 million increase in depreciation expense, a $5.3 million increase in interest expense, and a $2.3 million increase in general and administrative expenses. Acquisitions accounted for $7.8 million of the increase in total expenses.
      Total recoverable expenses, including real estate taxes, increased by $3.2 million, to $20.4 million as compared to $17.2 million for the six months ended June 30, 2004. The increase is attributable primarily to our Acquisitions.
      Depreciation and amortization expense increased $3.7 million, or 28.9%, to $16.5 million for the six months ended June 30, 2005. Depreciation expense related to our Acquisitions contributed $2.1 million of the increase. Depreciation expense also increased as a result of the write-off of $1.0 million of unamortized tenant improvement costs related to the termination of a tenant at the Tel-Twelve shopping center.
      General and administrative expenses increased $2.3 million to $7.6 million, as compared to $5.3 million for the six months ended June 30, 2004. The increase is principally attributable to increases in audit and tax fees, as well as increased salaries and benefits during the six months ended June 30, 2005, when compared to the same period in 2004. Contributing to the increase in salaries and benefits was the impact of a reduction in the capitalization of these costs as a result of more development projects with joint venture partners during the current year.
      Interest expense increased $5.3 million, from $15.8 million for the six months ended June 30, 2004, to $21.1 million during the first quarter of 2005. Average loan balances outstanding increased $175.5 million for the six months ended June 30, 2005 as compared to 2004. The higher average outstanding debt contributed $5.4 million to the increase in interest expense. Interest expense decreased by $608,000 during the six months ended June 30, 2005 as a result of lower interest rates, when compared to the same period in 2004. Interest costs capitalized, in conjunction with development and expansion projects, were $273,000 for the six months ended June 30, 2005, as compared to $419,000 for the same period in 2004. Increased amortization of debt service and the amortization of premium on debt related to purchase accounting for acquisitions increased interest expense by $471,000.
Comparison of Three Months Ended June 30, 2005 to Three Months Ended June 30, 2004
      Total revenues for the three months ended June 30, 2005 were $37.9 million, a $7.7 million increase over the comparable period in 2004. Minimum rents increased $3.3 million, to $25.1 million for the three months ended June 30, 2005 when compared to the same period in 2004. Acquisitions contributed $3.3 million to the increase in minimum rents for the three months ended June 30, 2005.
      Recoveries from tenants increased $1.8 million, or 23.5%, to $9.5 million as compared to $7.7 million for the same three months in 2004. Acquisitions contributed $1.3 million of the increase. The overall recovery ratio was 97.5% for the three months ended June 30, 2005, compared to 94.7% for the three months ended June 30, 2004.

      Fees and management income were $1.4 million higher in 2005 when compared to the three months ended June 30, 2004. The increase is primarily due to an increase in management and acquisition fees from new joint ventures including Jacksonville and Ramco/ Lion. Other income increased $1.1 million to $1.6 million for the three months ended June 30, 2005, and the increase was primarily attributable to higher lease termination fees earned during the three months ended June 30, 2005, compared to the same period in 2004.
      Total expenses for the three months ended June 30, 2005 increased $8.0 million, or 31.0%, to $33.7 million as compared to $25.7 million for the three months ended June 30, 2004. The increase was due primarily to a $1.6 million increase in total recoverable expenses, including recoverable operating expenses and real estate taxes, a $2.3 million increase in depreciation expense, a $2.8 million increase in interest expense, and a $1.3 million increase in general and administrative expenses. Acquisitions accounted for $3.5 million of the increase in total expenses.
      Total recoverable expenses, including real estate taxes, increased by $1.6 million, to $9.8 million as compared to $8.2 million for the three months ended June 30, 2004. The increase is attributable primarily to our Acquisitions.
      Depreciation and amortization expense increased $2.3 million, or 35.4%, to $8.8 million for the three months ended June 30, 2005. Depreciation expense related to our Acquisitions contributed $1.0 million of the increase. Depreciation expense also increased as a result of the write-off of $1.0 million of unamortized tenant improvement costs related to the termination of a tenant at the Tel-Twelve shopping center.
      General and administrative expenses increased $1.3 million to $3.9 million, as compared to $2.6 million for the three months ended June 30, 2004. The increase is principally attributable to increases in audit and tax fees, as well as increased salaries and benefits during the three months ended June 30, 2005, when compared to the same period in 2004. Contributing to the increase in salaries and benefits was the impact of a reduction in the capitalization of these costs as a result of more development projects with joint venture partners during the current year.
      Interest expense increased $2.8 million, from $8.0 million for the three months ended June 30, 2004, to $10.8 million during the first quarter of 2005. Average loan balances outstanding increased $183.8 million for the three months ended June 30, 2005 as compared to 2004. The higher average outstanding debt contributed $2.8 million to the increase in interest expense. Interest expense decreased by $388,000 during the three months ended June 30, 2005 as a result of lower interest rates, when compared to the same period in 2004. Interest costs capitalized, in conjunction with development and expansion projects, were $116,000 for the three months ended June 30, 2005, as compared to $188,000 for the same period in 2004. Increased amortization of debt service and the amortization of premium on debt related to purchase accounting for acquisitions increased interest expense by $317,000.
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
      The following table illustrates the calculation of FFO (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Net Income	$4,139	$3,598	$9,050	$8,002
Depreciation and amortization expense	9,326	6,518	17,157	12,850
Loss (Gain) on sale of depreciable property	2	1,403	(23)	1,403
Minority interest in partnership:
Continuing operations	751	648	1,600	1,417
Discontinued operations	—	—	—	2

Funds from operations	14,218	12,167	27,784	23,674
Preferred stock dividends	(1,664)	(892)	(3,328)	(1,486)

Funds from operations available to common shareholders	$12,554	$11,275	$24,456	$22,188

Weighted average equivalent shares outstanding, diluted	19,809	19,928	19,808	19,945

Funds from operations available for common shareholders, per diluted share	$0.63	$0.57	$1.23	$1.11

Capital Expenditures
      During the six months ended June 30, 2005, we spent approximately $4.2 million on revenue-generating capital expenditures including tenant allowances, leasing commissions paid to third-party brokers, legal costs relative to lease documents, and capitalized leasing and construction costs. These types of costs generate a return through rents from tenants over the term of their leases. Revenue-enhancing capital expenditures, including expansions, renovations or repositionings, were approximately $11.1 million. Revenue neutral capital expenditures, such as roof and parking lot repairs which are anticipated to be recovered from tenants, amounted to approximately $542,000.
Forward Looking Statements
      This Form 10-Q contains forward-looking statements with respect to the operation of certain of our properties. Forward-looking statements include statements regarding the intent, belief or current expectations of us or our officers, including statements preceded by, followed by or including forward-looking terminology such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “estimate” “continue,” “predict,” or similar expressions with respect to various matters. We believe the expectations reflected in the forward-looking statements made in this document are based on reasonable assumptions. Certain factors could occur that might cause actual results to vary. These include the following:

•	economic conditions generally and in the commercial real estate and finance markets specifically;

•	changes in governmental regulations, tax rates and similar matters;

•	our cost of capital, which depends in part on our asset quality, our relationships with lenders and other capital providers, our business prospects and outlook and general market conditions;

•	our continuing to qualify as a REIT;

•	our success or failure in implementing our business strategy; and

•	other factors discussed in this report and other reports we have filed with the Securities and Exchange Commission.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
      We have exposure to interest rate risk on our variable rate debt obligations. We are not subject to any foreign currency exchange rate risk or commodity price risk, or other material rate or price risks. Based on our debt and interest rates and the interest rate swap agreements in effect at June 30, 2005, a 100 basis point change in interest rates would affect our annual earnings and cash flows by approximately $1.1 million. We believe that a 100 basis point change in interest rates would not have a material impact on the fair value of our total outstanding debt.
      Under the terms of various debt agreements, we are required to maintain interest rate swap agreements to reduce the impact of changes in interest rate on our floating rate debt. We have interest rate swap agreements with an aggregate notional amount of $75.0 million at June 30, 2005. Based on rates in effect at June 30, 2005, the agreements for notional amounts aggregating $75.0 million provide for fixed rates ranging from 4.0% to 4.3% and expire in December 2005.

      The following table sets forth information as of June 30, 2005 concerning our long-term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates of maturing amounts and fair market value.

	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value

Fixed-rate debt	$79,562	$105,109	$61,733	$102,769	$48,084	$168,202	$565,459	$591,350
Average interest rate	4.6%	8.2%	7.1%	5.4%	7.0%	6.2%	6.4%	4.7%
Variable-rate debt	$108,189	$480	$480	$480	$440	$3,120	$113,189	$113,189
Average interest rate	4.7%	4.4%	4.4%	4.4%	4.4%	4.4%	4.7%	4.7%
      We estimated the fair value of fixed rate mortgages using a discounted cash flow analysis, based on our incremental borrowing rates for similar types of borrowing arrangements with the same remaining maturity. Considerable judgment is required to develop estimated fair values of financial instruments. The fair value of our fixed rate debt is greater than the carrying amount, however settlement at the reported fair value may not be possible or may not be a prudent management decision. The estimates presented herein are not necessarily indicative of the amounts we could realize on disposition of the financial instruments.

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
      We carried out an assessment as of June 30, 2005 of the effectiveness of the design and operation of our disclosure controls and procedures and our internal control over financial reporting. This assessment was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. We believe that these procedures are effective to ensure that we are able to record, process, summarize and report the information we are required to disclose in the report we file with the SEC within the required time period.

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
      The Annual Meeting of the Shareholders of the Company was held on June 7, 2005.
      At the Annual Meeting, Arthur H. Goldberg and Mark K. Rosenfeld were re-elected as trustees of the Company to serve until 2008 Annual Meeting of the Shareholders or until their successors are elected and qualified. The following votes were cast for or were withheld from voting with respect to the election of each of the following person:

		Authority
Name	Votes For	Withheld

Arthur H. Goldberg	13,764,683	287,777
Mark K. Rosenfeld	13,251,939	800,521

Item 5.	Other Information
      Not applicable

Item 6.	Exhibits
      (a) Exhibits

Exhibit No.	Description

10.66	Letter of Agreement, dated June 1, 2005, between Ramco-Gershenson Properties Trust and Richard Gershenson.

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

RAMCO-GERSHENSON PROPERTIES TRUST

Date: August 2, 2005	By: /s/ Dennis Gershenson Dennis Gershenson Chief Executive Officer

Date: August 2, 2005	By: /s/ Richard J. Smith Richard J. Smith Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.66	Letter of Agreement, dated June 1, 2005, between Ramco-Gershenson Properties Trust and Richard Gershenson.

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.