Form 10-Q
period 2005-09-30
RAMCO GERSHENSON PROPERTIES TRUST
filed 2005-11-02
CIK 842183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended September 30, 2005

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
(Registrant’s telephone number, including area code)
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
      Indicate by check mark whether the Registrant is shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes ☐          No ☑
      Number of common shares of beneficial interest ($.01 par value) of the Registrant outstanding as of October 27, 2005: 16,838,691

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
RAMCO-GERSHENSON PROPERTIES TRUST
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2005	2004

	(Unaudited)
	(In thousands, except per share
	amounts)
ASSETS
Investment in real estate, net	$880,878	$951,176
Real estate assets held for sale	61,287	—
Cash and cash equivalents	15,030	15,045
Accounts receivable, net	31,321	26,845
Equity investments in unconsolidated entities	46,508	9,182
Note receivable from unconsolidated entity	2,102	—
Other assets, net	37,984	41,530

Total Assets	$1,075,110	$1,043,778

LIABILITIES AND SHAREHOLDERS’ EQUITY
Mortgages and notes payable	$674,427	$633,435
Accounts payable and accrued expenses	34,519	30,003
Distributions payable	10,312	9,963

Total Liabilities	719,258	673,401
Minority Interest	38,905	40,364

SHAREHOLDERS’ EQUITY
Preferred Shares of Beneficial Interest, par value $.01, 10,000 shares authorized:
9.5% Series B Cumulative Redeemable Preferred Shares; 1,000 shares issued and outstanding, liquidation value of $25,000	23,804	23,804
7.95% Series C Cumulative Convertible Preferred Shares; 1,889 shares issued and outstanding, liquidation value of $53,837	51,741	51,741
Common Shares of Beneficial Interest, par value $.01, 45,000 shares authorized; 16,839 and 16,829 issued and outstanding as of September 30, 2005 and December 31, 2004	168	168
Additional paid-in capital	342,868	342,719
Accumulated other comprehensive income	240	220
Cumulative distributions in excess of net income	(101,874)	(88,639)

Total Shareholders’ Equity	316,947	330,013

Total Liabilities and Shareholders’ Equity	$1,075,110	$1,043,778

See notes to consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2005	2004	2005	2004

	(Unaudited)
	(In thousands, except per share amounts)
REVENUES:
Minimum rents	$22,639	$21,200	$69,487	$60,943
Percentage rents	185	261	538	644
Recoveries from tenants	9,390	7,945	28,854	23,499
Fees and management income	1,121	1,486	3,859	2,099
Other income	1,194	575	3,529	989

Total revenues	34,529	31,467	106,267	88,174

EXPENSES:
Real estate taxes	4,495	3,980	13,370	11,214
Recoverable operating expenses	5,104	4,511	15,584	13,404
Depreciation and amortization	7,290	6,471	22,711	18,169
Other operating	798	286	1,614	978
General and administrative	2,991	3,159	10,579	8,438
Interest expense	10,717	8,506	31,851	24,302

Total expenses	31,395	26,913	95,709	76,505

Operating Income	3,134	4,554	10,558	11,669
Impairment of investment in unconsolidated entity	—	(4,775)	—	(4,775)

Income (loss) from continuing operations before gain on sale of real estate assets, minority interest and earnings from unconsolidated entities	3,134	(221)	10,558	6,894
Gain on sale of real estate assets	630	515	626	231
Minority interest in operating partnership	(699)	(73)	(1,958)	(1,121)
Earnings from unconsolidated entities	610	54	1,541	141

Income from continuing operations	3,675	275	10,767	6,145
Income from discontinued operations, net of minority interest	1,129	1,219	3,087	3,351

Net income	4,804	1,494	13,854	9,496
Preferred stock dividends	(1,663)	(1,664)	(4,991)	(3,150)

Net income (loss) available to common shareholders	$3,141	$(170)	$8,863	$6,346

Basic earnings per share:
Income (loss) from continuing operations	$0.12	$(0.08)	$0.34	$0.18
Income from discontinued operations	0.07	0.07	0.19	0.20

Net income (loss)	$0.19	$(0.01)	$0.53	$0.38

Diluted earnings per share:
Income (loss) from continuing operations	$0.12	$(0.08)	$0.34	$0.17
Income from discontinued operations	0.07	0.07	0.19	0.20

Net income (loss)	$0.19	$(0.01)	$0.53	$0.37

Basic weighted average shares outstanding	16,838	16,822	16,835	16,814

Diluted weighted average shares outstanding	16,887	17,026	16,880	17,019

COMPREHENSIVE INCOME
Net income	$4,804	$1,494	$13,854	$9,496
Other comprehensive income:
Unrealized gains (losses) on interest rate swaps	(113)	(180)	20	910

Comprehensive income	$4,691	$1,314	$13,874	$10,406

See notes to consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

				Accumulated	Cumulative
		Common	Additional	Other	Distributions	Total
	Preferred	Stock Par	Paid-In	Comprehensive	in Excess of	Shareholders’
	Stock	Value	Capital	Income	Net Income	Equity

	(Unaudited)
	(In thousands)
Balance, January 1, 2005	$75,545	$168	$342,719	$220	$(88,639)	$330,013
Cash distributions declared					(22,098)	(22,098)
Preferred shares dividends declared					(4,991)	(4,991)
Stock options exercised			149			149
Net income and comprehensive income				20	13,854	13,874

Balance, September 30, 2005	$75,545	$168	$342,868	$240	$(101,874)	$316,947

See notes to consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months
	Ended September 30,

	2005	2004

	(Unaudited)
	(In thousands)
Cash Flows from Operating Activities:
Net income	$13,854	$9,496
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including discontinued operations	24,155	19,805
Amortization of deferred financing costs	1,628	876
Gain on sale of real estate assets	(626)	(231)
Earnings from unconsolidated entities	(1,541)	(141)
Impairment of investment in unconsolidated entity	—	4,775
Minority interest, continuing operations	1,958	1,121
Minority interest, discontinued operations	537	581
Distributions received from unconsolidated entities	1,188	486
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(5,090)	(2,209)
Other assets	(1,573)	(4,181)
Accounts payable and accrued expenses	4,212	5,240

Net Cash Provided by Operating Activities	38,702	35,618

Cash Flows from Investing Activities:
Real estate developed or acquired, net of liabilities assumed	(25,405)	(93,616)
Investment in unconsolidated entities	(36,973)	(100)
Proceeds from sales of real estate	8,087	15,478
Increase in note receivable from joint venture	(1,072)	—
Payments on note receivable from joint venture	7,300	—

Net Cash Used in Investing Activities	(48,063)	(78,238)

Cash Flows from Financing Activities:
Cash distributions to shareholders	(21,800)	(21,184)
Cash distributions to operating partnership unit holders	(3,792)	(3,690)
Cash dividends paid on preferred shares	(4,991)	(2,080)
Principal repayments on mortgages payable	(105,930)	(48,669)
Payment of deferred financing costs	(1,102)	(2,662)
Distributions to minority partners	(110)	(30)
Borrowings on secured credit facility, net	35,050	31,300
Borrowings on unsecured revolving credit facility, net	4,800	—
Net proceeds from issuance of preferred shares	—	51,771
Proceeds from mortgages payable	107,072	34,700
Proceeds from exercise of stock options	149	469

Net Cash Provided by Financing Activities	9,346	39,925

Net Decrease in Cash and Cash Equivalents	(15)	(2,695)
Cash and Cash Equivalents, Beginning of Period	15,045	19,883

Cash and Cash Equivalents, End of Period	$15,030	$17,188

Supplemental Cash Flow Disclosure, including Non-Cash Activities:
Cash paid for interest during the period	$30,060	$24,045
Capitalized interest	450	802
Assets contributed to joint venture entity	7,994	—
Assumed debt of acquired property	—	136,919
Increase (Decrease) in fair value of interest rate swaps	20	910
See notes to consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

1.	Organization and Basis of Presentation
      Ramco-Gershenson Properties Trust, together with its subsidiaries, (the “Company”) is a real estate investment trust (“REIT”) engaged in the business of owning, developing, acquiring, managing and leasing community shopping centers, regional malls and single tenant retail properties. At September 30, 2005, we had a portfolio of 81 shopping centers, with approximately 17,900,000 square feet of gross leasable area, located in the midwestern, southeastern and mid-Atlantic regions of the United States. Our centers are usually anchored by discount department stores or supermarkets and the tenant base consists primarily of national and regional retail chains and local retailers. Our credit risk, therefore, is concentrated in the retail industry.
      The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. All adjustments which are, in the opinion of management, recurring and necessary for a fair presentation of the financial statements for the interim periods have been made. Operating results for nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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
      In October 2005, the FASB issued FASB Staff Position 13-1, “Accounting for Rental Costs Incurred during a Construction Period” (“FSP 13-1”). FSP 13-1 requires rental costs associated with ground or building operating leases that are incurred during a construction period be recognized as rental expense. The guidance in FSP 13-1 is applicable for the first reporting period beginning after December 15, 2005. The adoption of FSP 13-1 is not expected to have a material impact on our consolidated financial statements.

3.	Accounts Receivable — Net
      Accounts receivable at September 30, 2005 and December 31, 2004 include $3,888 due from Atlantic Realty Trust (“Atlantic”) for reimbursement of tax deficiencies and interest related to the Internal Revenue

RAMCO-GERSHENSON PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Service (“IRS”) examination of our taxable years ended December 31, 1991 through 1995. Under terms of a tax agreement that we entered into with Atlantic (the “Tax Agreement”), Atlantic assumed all of our liability for tax and interest arising out of that IRS examination. See Note 11.
      Accounts receivable includes $12,080 and $11,708 of unbilled straight-line rent receivables at September 30, 2005 and December 31, 2004, respectively.
      We provide for bad debt expense based upon the reserve method of accounting. We continuously monitor the collectibility of our accounts receivable (billed, unbilled and straight-line) from specific tenants, and analyze historical bad debts, customer credit worthiness, current economic trends and changes in tenant payment terms when evaluating the adequacy of the allowance for bad debts. When tenants are in bankruptcy, we make estimates of the expected recovery of pre-petition and post-petition claims. The ultimate resolution of these claims can exceed one year. Accounts receivable in the accompanying balance sheet is shown net of an allowance for doubtful accounts of $1,330 and $1,143 at September 30, 2005 and December 31, 2004, respectively.

4.	Real Estate Assets Held for Sale
      The Company classifies real estate assets as held for sale only after the Company has received approval by its Board of Trustees, has commenced an active program to sell the assets, and in the opinion of the Company’s management it is probable the asset will be sold within the next 12 months. At of September 30, 2005, the Company had nine properties classified as Real Estate Assets Held for Sale on the Consolidated Balance Sheet. The nine properties were reclassified to Real Estate Assets Held for Sale when it was determined that the assets are in markets which are no longer consistent with the long-term objectives of the Company. The properties have an aggregate cost of $75,082 and are net of accumulated depreciation of $13,795 as of September 30, 2005. All periods presented reflect the operations of these nine properties as discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Total revenue for the nine properties was $6,708 and $7,187 for the nine months ended September 30, 2005 and 2004, respectively. Total revenue for the nine properties was $2,217 and $2,503 for the three months ended September 30, 2005 and 2004, respectively.

5.	Investment in Real Estate
      Investment in real estate consists of the following:

	September 30,	December 31,
	2005	2004

Land	$124,736	$141,736
Buildings and improvements	854,374	908,304
Construction in progress	21,018	16,215

	1,000,128	1,066,255
Less: accumulated depreciation	(119,250)	(115,079)

Investment in real estate — net	$880,878	$951,176

6.	Investment in Unconsolidated Joint Venture
      In December 2004, we formed Ramco/ Lion Venture LP (the “Venture”) with affiliates of Clarion Lion Properties Fund (“Clarion”), a private equity real estate fund sponsored by ING Clarion Partners. We own 30% of the equity in the Venture and Clarion owns 70%. The Venture plans to acquire up to $450,000 of stable, well-located community shopping centers located in the southeast and midwestern United States. The Company and Clarion have committed to contribute to the Venture up to $54,000 and $126,000, respectively,

RAMCO-GERSHENSON PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of equity capital to acquire properties through September 2006. As of September 30, 2005, we have invested approximately $42,200 of our total commitment to the Venture and Clarion has contributed $98,400 of their commitment.
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

      Under terms of an agreement with the Venture, we are the manager of the Venture and its properties, earning fees for acquisitions, construction, management, leasing, financing and dispositions. We earned an acquisition fee of $1,153 during the nine months ended September 30, 2005. We also have the opportunity to receive performance-based earnings through our interest in the Venture. We account for our interest in the Venture using the equity method.
      In September 2005 the Venture replaced a $41,280 variable rate bridge loan with two ten year mortgage loans with principal amounts of $9,300 and $32,000. Both mortgage loans carry an interest rate of 5.0% and are interest only for the first five years.
      In March 2005, we formed Ramco Jacksonville, LLC (“Jacksonville”) to develop a shopping center in Jacksonville, Florida. We invested $929 for a 20% interest in Jacksonville and an unrelated party contributed capital of $3,715 for an 80% interest. We also transferred land and certain improvements to the joint venture in the amount of $7,994 and $1,072 of cash for a note receivable from the joint venture in the aggregate amount of $9,066. The note receivable bears interest at LIBOR plus 700 basis points and is due April 2008. On June 30, 2005, Jacksonville obtained a construction loan and mezzanine financing from a financial institution, in the amount of $58,772.
      We do not have a controlling interest in Jacksonville, and we will record our 20% share of the joint venture’s operating results using the equity method. Under terms of an agreement with Jacksonville, we are responsible for development, construction, leasing and management of the project, for which we will earn fees. Our maximum exposure to loss is our investment of $929 and the $2,102 note receivable at September 30, 2005.

RAMCO-GERSHENSON PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Other Assets
      Other assets consist of the following:

	September 30,	December 31,
	2005	2004

Leasing costs	$22,656	$20,956
Prepaid expenses and other	18,825	18,201
Deferred financing costs	14,328	13,227
Intangible assets	9,738	9,693

	65,547	62,077
Less: accumulated amortization	(28,614)	(23,507)

	36,933	38,570
Proposed development and acquisition costs	1,051	2,960

Other assets — net	$37,984	$41,530

      Intangible assets at September 30, 2005 include $6,662 of lease origination costs and $2,709 of favorable leases related to the allocation of the purchase prices for acquisitions made since 2002. These assets are being amortized over the lives of the applicable leases.
      The weighted–average amortization period for intangible assets attributable to lease origination costs is 6.3 years and 5.7 years for favorable leases. The following table represents estimated aggregate amortization expense related to intangible assets as of September 30, 2005:

Year Ending December 31,

2005 (October 1 — December 31)	$317
2006	1,190
2007	1,017
2008	894
2009	751
Thereafter	2,914

Total	$7,083

RAMCO-GERSHENSON PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Mortgages and Notes Payable
      Mortgages and notes payable consist of the following:

	September 30,	December 31,
	2005	2004

Fixed rate mortgages with interest rates ranging from 4.8% to 8.4%, due at various dates through 2018	$389,135	$494,715
Floating rate mortgages with interest rates ranging from 5.1% to 7.6% at September 30, 2005, due at various dates through 2010	112,192	5,470
Unsecured Revolving Credit Facility, with an interest rate at LIBOR plus 185 to 225 basis points, due December 2005, maximum borrowings of $40,000. The effective rate at September 30, 2005 was 6.0% and at December 31, 2004 was 4.7%	22,100	17,300
Secured Revolving Credit Facility, with an interest rate at LIBOR plus 115 to 155 basis points, due December 2005, maximum available borrowings of $160,000. The effective rate at September 30, 2005 was 4.7% and at December 31, 2004 was 4.1%	151,000	115,950

	$674,427	$633,435

      During the third quarter of 2005, the Company prepaid $99.3 million in mortgage loans that carried a weighted average interest rate of 8.3%. The mortgage loans were repaid through an interim secured term facility (the “$99.3 million Term Loan”), which bears interest at 140 basis points over LIBOR and matures on December 29, 2005, coterminous with our secured and unsecured revolving credit facilities.
      The mortgage notes are secured by mortgages on properties that have an approximate net book value of $750,447 as of September 30, 2005. The Secured Revolving Credit Facility is secured by mortgages on various properties that have an approximate net book value of $169,810 as of September 30, 2005.
      Borrowings under the $160,000 Secured Revolving Credit Facility bear interest between 115 and 155 basis points over LIBOR depending on certain of our leverage ratios. Using 140 basis points over LIBOR at September 30, 2005, the effective interest rate was 4.7% including the impact of interest rate swap agreements covering $75,000 of this variable rate debt. We also have an option to increase our borrowings under this facility by $40.0 million, to a total of $200.0 million in available credit.
      Borrowing under the Unsecured Revolving Credit Facility bear interest between 185 and 225 basis points over LIBOR depending on certain debt ratios. Using 200 basis points over LIBOR at September 30, 2005, the effective interest rate was 6.0%.
      At September 30, 2005, outstanding letters of credit issued under the Secured Revolving Credit Facility, not reflected in the accompanying consolidated balance sheet, total approximately $2,110. At September 30, 2005, we also had other letters of credit outstanding of approximately $50. At September 30, 2005, we had no outstanding borrowings under any of our letters of credit.
      The Secured Revolving Credit Facility, the Unsecured Revolving Credit Facility and the $99.3 million Term Loan contain financial covenants relating to loan to asset value, minimum operating coverage ratios, and a minimum equity value. As of September 30, 2005, we were in compliance with the covenant terms under the facilities.
      The mortgage loans (other than our Secured Revolving Credit Facility and the $99.3 million Term Loan) encumbering our properties, including properties held by our unconsolidated joint ventures, are generally non-recourse, subject to certain exceptions for which we would be liable for any resulting losses incurred by the

RAMCO-GERSHENSON PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
lender. These exceptions vary from loan to loan but generally include fraud or a material misrepresentation, misstatement or omission by the borrower, intentional or grossly negligent conduct by the borrower that harms the property or results in a loss to the lender, filing of a bankruptcy petition by the borrower, either directly or indirectly, and certain environmental liabilities. In addition, upon the occurrence of certain of such events, such as fraud or filing of a bankruptcy petition by the borrower, we would be liable for the entire outstanding balance of the loan, all interest accrued thereon and certain other costs, penalties and expenses.
      The following table presents scheduled principal payments on mortgages and notes payable as of September 30, 2005:

Year Ended December 31,

2005 (October 1 — December 31)	$274,157
2006	14,963
2007	62,213
2008	103,249
2009	48,524
Thereafter	171,321

Total	$674,427

      It is our intention to refinance the $99.3 million Term Loan, the Secured Revolving Credit Facility and the Unsecured Revolving Credit Facility that mature during the fourth quarter of 2005. However, there can be no assurance that we will be able to refinance our debt on commercially reasonable or any other terms.

9.	Earnings Per Share
      The following table sets forth the computation of basic and diluted earnings per share (“EPS”) (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Numerator:
Net Income	$4,804	$1,494	$13,854	$9,496
Preferred stock dividends	(1,663)	(1,664)	(4,991)	(3,150)

Income (loss) available to common shareholders for basic and diluted EPS	$3,141	$(170)	$8,863	$6,346

Denominator:
Weighted-average common shares for basic EPS	16,838	16,822	16,835	16,814
Effect of dilutive securities:
Options outstanding	49	204	45	205

Weighted-average common shares for diluted EPS	16,887	17,026	16,880	17,019

Basic EPS	$0.19	$(0.01)	$0.53	$0.38

Diluted EPS	$0.19	$(0.01)	$0.53	$0.37

RAMCO-GERSHENSON PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Leases
      Approximate future minimum revenues from rentals under noncancelable operating leases in effect at September 30, 2005, assuming no new or renegotiated leases nor option extensions on lease agreements, are as follows:

Year Ended December 31,

2005 (October 1 — December 31)	$23,904
2006	92,084
2007	83,502
2008	72,973
2009	58,595
Thereafter	308,312

Total	$639,370

      We relocated our corporate offices during the third quarter of 2004 and have entered into a new ten year operating lease agreement that became effective August 15, 2004. Under terms of the agreement, our annual straight-line rent expense is approximately $754. We have an option to renew this lease for two consecutive periods of five years each.
      Approximate future minimum rental payments under our noncancelable corporate office lease and two other office locations, assuming no option extensions, are as follows:

Year Ending December 31,

2005 (October 1 — December 31)	$191
2006	772
2007	793
2008	815
2009	837
Thereafter	3,781

Total	$7,189

11.	Commitments and Contingencies

Internal Revenue Service Examinations

IRS Audit Resolution for Years 1991 to 1995
      We were the subject of an IRS examination of our taxable years ended December 31, 1991 through 1995. We refer to this examination as the IRS Audit. On December 4, 2003, we reached an agreement with the IRS with respect to the IRS Audit. We refer to this agreement as the Closing Agreement. Pursuant to the terms of the Closing Agreement (i) our “REIT taxable income” was adjusted for each of 1991, 1992, and 1993; (ii) our election to be taxed as a REIT was terminated for 1994; (iii) we were not permitted to reelect REIT status for 1995; (iv) we were permitted to reelect REIT status for taxable years beginning on or after January 1, 1996; (v) our timely filing of IRS Form 1120-REIT for 1996 was treated, for all purposes of the Code, as an election to be taxed as a REIT; (vi) the provisions of the Closing Agreement were expressly contingent upon our payment of “deficiency dividends” (that is, our declaration and payment of a distribution that is permitted to relate back to the year for which the IRS determines a deficiency in order to satisfy the requirement for REIT qualification that we distribute a certain minimum amount of our “REIT taxable income” for such year) in amounts not less than $1.387 million and $809 for our 1992 and 1993 taxable

RAMCO-GERSHENSON PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
years respectively; (vii) we consented to the assessment and collection, by the IRS, of $770 in tax deficiencies; (viii) we consented to the assessment and collection, by the IRS, of interest on such tax deficiencies and deficiency dividends and (ix) we agreed that no penalties or other “additions to tax” would be asserted with respect to any adjustments to taxable income required pursuant to the Closing Agreement.
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
      In connection with the incorporation, and distribution of all of the shares, of Atlantic, in May 1996, we entered into the Tax Agreement with Atlantic under which Atlantic assumed all of our tax liabilities arising out of the IRS’ then ongoing examination (which included, but is not otherwise limited to, the IRS Audit), excluding any tax liability relating to any actions or events occurring, or any tax return position taken, after May 10, 1996, but including liabilities for additions to tax, interest, penalties and costs relating to covered taxes. In addition, the Tax Agreement provides that, to the extent any tax which Atlantic is obligated to pay under the Tax Agreement can be avoided through the declaration of a deficiency dividend, we will make, and Atlantic will reimburse us for the amount of, such deficiency dividend.
      On December 15, 2003, our Board of Trustees declared a cash dividend in the amount of $2.2 million, payable on January 20, 2004, to common shareholders of record on December 31, 2003. Immediately following the payment of such dividend, we timely filed IRS Form 976, Claim for Deficiency Dividends Deductions by a Real Estate Investment Trust, claiming deductions in the amount of $1.387 million and $809 for our 1992 and 1993 taxable years respectively. Our payment of the deficiency dividend was both consistent with the terms of the Closing Agreement and necessary to retain our status as a REIT for each of the taxable years ended December 31, 1992 and 1993. On January 21, 2004, pursuant to the Tax Agreement, Atlantic reimbursed us $2.2 million in recognition of our payment of the deficiency dividend.
      In the notes to the consolidated financial statements of Atlantic’s most recent quarterly report on Form 10-Q filed with the Securities and Exchange Commission, or the SEC, for the quarter ended June 30, 2005, Atlantic has disclosed its liability under the Tax Agreement for the tax deficiencies, deficiency dividend, and interest reflected in the Closing Agreement. As discussed above, on January 21, 2004, Atlantic reimbursed us $2.2 million in recognition of our payment of the deficiency dividend. Atlantic has also paid all other amounts, on behalf of the Company, assessed by the IRS to date.

Current IRS Examination
      The IRS is currently conducting an examination of us for our taxable years ended December 31, 1996 and 1997. We refer to this examination as the IRS Examination. On April 13, 2005, the IRS issued two examination reports to us with respect to the IRS Examination. The first examination report seeks to disallow certain deductions and losses we took in 1996 and to disqualify us as a REIT for the years 1996 and 1997. The second report also proposes to disqualify us as a REIT for our taxable years ended December 31, 1998 through 2000, years we had not previously been notified were under examination, and to not allow us to reelect REIT status for 2001 through 2004. Insofar as the reports seek to disqualify us as a REIT, we vigorously dispute the IRS’ positions, and we have been advised by legal counsel that the IRS’ positions set forth in the reports with respect to our disqualification as a REIT are unsupported by the facts and applicable law. We discuss this issue in greater detail below under the subheading “Disqualification as a REIT”. We dispute the disallowance of certain deductions and losses for 1996 and believe that amounts which may be assessed against us with respect to any such disallowance would constitute items covered under the Tax Agreement. We discuss this issue in greater detail below under the subheading “Disallowance of Certain Deductions and Losses”. We

RAMCO-GERSHENSON PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
have contested the reports by filing a protest with the Appeals Office of the IRS on May 31, 2005. Although Atlantic has filed a Form 8-K with the SEC stating that it has been advised by counsel that it would not have any obligation to indemnify us with respect to any tax, interest or penalty which may be assessed against us in connection with the IRS Examination, we disagree with such position and, if the need arises, intend to pursue collection of amounts related to the 1996 tax year from Atlantic under the Tax Agreement.

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
      First, the IRS asserts that a “commonality of interests and control” between us and Ramco Gershenson, Inc., by reason of the ownership of voting stock in Ramco-Gershenson, Inc. by certain of our trustees and members of our management, resulted in our “deemed” prohibited ownership of more than 10% of the voting stock in Ramco-Gershenson, Inc. We have been advised by counsel that the structure of our ownership of stock in Ramco-Gershenson, Inc., and the governance thereof, are consistent with the form and structure of similar subsidiaries used by other large REITs and should not provide a valid basis for the disqualification of the Company as a REIT for any of the tax years covered by the examination reports.
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
      Finally, the IRS proposes not to allow us to reelect to be a REIT for 2001 through 2004 based on our alleged failure to qualify as a REIT for 2000. We believe, based on the advice of counsel, that if we were disqualified for 1996, we would be allowed to reelect REIT status for our 2001 tax year.

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
      If all of the positions taken (exclusive of the proposed revocation of our REIT status for 2001 through 2004) and adjustments proposed in the examination reports were sustained, then we would be liable for approximately $22.0 million in combined tax, penalties and interest (as calculated by the IRS through April 13, 2005). If we were successful in opposing the positions taken in the first examination report (which relates to 1996 and 1997) and the second examination report (which relates to 1998 through 2000), other than the proposed increase in our REIT taxable income resulting from disallowance of certain deductions for 1996,

RAMCO-GERSHENSON PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
then we could avoid being disqualified as a REIT by paying a deficiency dividend in the amount (if any) necessary to satisfy the requirement that we distribute each year a certain minimum amount of our REIT taxable income for such year. In the event we were required to pay a deficiency dividend, such dividend would be treated as an addition to tax for the year to which it relates, and we would be subject to the assessment and collection by the IRS of interest on such addition to tax. The second examination report (which relates to 1998 through 2000) does not quantify our potential liability for combined tax, penalties and interest resulting from the proposed revocation of our REIT status for 2001 through 2004. Such potential liability could be substantial and could have a material adverse effect on our financial position, results of operations and cash flows.
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

Tax Agreement with Atlantic
      Certain tax deficiencies, interest, and penalties, which may be assessed against us in connection with the IRS Examination, may constitute covered items under the Tax Agreement. Atlantic has filed a Form 8-K in which it disclosed that it has been advised by counsel that it does not have any obligation to make any payment to or indemnify us in any manner for any tax, interest or penalty set forth in the examination report relating to 1996 and 1997. We disagree with this position and believe that some or all of the amounts which may be assessed against us with respect to the disallowance of certain deductions and losses for 1996 would constitute covered items under the Tax Agreement. If Atlantic prevails in its position that it is not required to indemnify us under the Tax Agreement with respect to liabilities we incur as a result of the IRS Examination, then we would be required to pay for such liabilities out of our own funds. Even if we prevail in our position that Atlantic is required to indemnify us under the Tax Agreement with respect to such liabilities, Atlantic may not have sufficient assets at the time to reimburse us for all amounts we must pay to the IRS, and we would be required to pay the difference out of our own funds. According to the quarterly report on Form 10-Q filed by Atlantic for the quarter ended June 30, 2005, Atlantic had net assets of approximately $82.6 million (as determined pursuant to the liquidation basis of accounting). The IRS may also assess taxes against us that Atlantic is not required to pay. Accordingly, the ultimate resolution of any tax liabilities arising pursuant to the IRS Audit and the IRS Examination may have a material adverse effect on our financial position, results of operations and cash flows, particularly if we are required to distribute deficiency dividends to our shareholders and/or pay additional taxes, interest and penalties to the IRS in amounts that exceed any indemnification payments we receive from Atlantic.

RAMCO-GERSHENSON PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Construction Costs
      In connection with the development and expansion of various shopping centers as of September 30, 2005, we have entered into agreements for construction costs of approximately $16,253.

12.	Subsequent Event
      We have completed our preliminary assessment of property damage sustained by Hurricane Wilma, which impacted the southwest coast of Florida on October 24, 2005 including Miami-Dade, Broward and Palm Beach Counties. Overall, 20 of our Florida properties were affected by this storm. We currently estimate that our total expenditures, net of recoveries, will not have a significant impact on our financial results.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements, including the respective notes thereto which are included in this Form 10-Q.
Overview
      We are a fully integrated, self-administered, publicly-traded real estate investment trust (“REIT”) which owns, develops, acquires, manages and leases community shopping centers, single-tenant retail properties and one regional mall, in the midwestern, southeastern and mid-Atlantic regions of the United States. At September 30, 2005, our portfolio consisted of 81 shopping centers, of which thirteen are power centers and two are single tenant retail properties, as well as one enclosed regional mall, totaling approximately 17.9 million square feet of gross leasable area.
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
      We have followed a disciplined approach to managing our operations by focusing primarily on enhancing the value of our existing portfolio through strategic sales and successful leasing efforts and by improving our capital structure through the refinancing of a portion of our variable rate debt with long-term fixed rate debt. We continue to selectively pursue new acquisitions and development opportunities.
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
      Critical accounting policies are those that are both significant to the overall presentation of our financial condition and results of operations and require management to make difficult, complex or subjective judgments. For example, significant estimates and assumptions have been made with respect to useful lives of assets, capitalization of development and leasing costs, recoverable amounts of receivables and initial valuations and related amortization periods of deferred costs and intangibles, particularly with respect to property acquisitions. Our critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2004 have not changed during the first nine months of 2005.

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
      We generated $38.7 million in cash flows from operating activities and $9.3 million from financing activities for the nine months ended September 30, 2005. Our equity investment in the seven properties acquired by Ramco/ Lion Venture LP and our initial investment in Ramco Jacksonville LLC used $37.0 million during the nine months ended September 30, 2005. Net borrowings under our secured and unsecured revolving credit facilities provided $39.9 million. During the nine months ended September 30, 2005 we paid $25.6 million in cash distributions to shareholders and holders of operating partnership units.
      During the third quarter of 2005, the Company prepaid early $99.3 million in mortgage loans that carried a weighted average interest rate of 8.3%. The mortgage loans were repaid through an interim secured term facility (“the $99.3 million Term Loan”), which bears interest at 140 basis points over LIBOR and matures on December 29, 2005.
      At September 30, 2005, our market capitalization amounted to $1.3 billion. Market capitalization consisted of $674.4 million of debt, $26.9 million of our 9.5% Series B Cumulative Redeemable Preferred Shares, $59.0 million of our 7.95% Series C Cumulative Convertible Preferred Shares, and $577.0 million of our common shares and operating partnership units at market value. Our debt to total market capitalization was 50.4% at September 30, 2005, as compared to 46.5% at December 31, 2004. After taking into account the impact of converting our variable rate debt into fixed rate debt by use of interest rate swap agreements, our outstanding debt at September 30, 2005 had a weighted average interest rate of 5.8%, and consisted of $464.1 million of fixed rate debt and $210.3 million of variable rate debt.
      Our $160.0 million secured revolving credit facility bears interest between 1.15% and 1.55% over the London Interbank Offered Rate (“LIBOR”) depending on certain of our leverage ratios. Using 1.40% over LIBOR at September 30, 2005, the effective interest rate on our secured revolving credit facility was 4.7%, including the effect of interest rate swap agreements. The credit facility is due in December 2005. We also have an option to increase our borrowings under this facility by $40.0 million, to a total of $200.0 million in available credit.
      Our $40.0 million unsecured revolving credit facility bears interest between 1.85% and 2.25% over LIBOR depending on certain debt ratios. Using 2.00% over LIBOR at September 30, 2005, the effective interest rate on our unsecured revolving credit facility was 6.0%. This credit facility is due December 2005.
      Outstanding letters of credit issued under the secured revolving credit facility total approximately $2.1 million. At September 30, 2005, we also had other letters of credit outstanding of approximately $50,000.
      Under terms of various debt agreements, we may be required to maintain interest rate swap agreements to reduce the impact of changes in interest rate on our floating rate debt. We have interest rate swap agreements with an aggregate notional amount of $75.0 million at September 30, 2005. Based on rates in effect at September 30, 2005, the agreements for notional amounts aggregating $75.0 million provide for fixed rates ranging from 4.0% to 4.3% and expire in December 2005.
      After taking into account the impact of converting our variable rate debt into fixed rate debt by use of the interest rate swap agreements, at September 30, 2005, our variable rate debt accounted for approximately $210.3 million of outstanding debt with a weighted average interest rate of 5.3%. Variable rate debt accounted for approximately 31.2% of our total debt and 15.7% of our total capitalization.
      The properties in which our operating partnership owns an interest and which are accounted for by the equity method of accounting are subject to non-recourse mortgage indebtedness. At September 30, 2005, our pro rata share of non-recourse mortgage debt on the unconsolidated properties (accounted for by the equity method) was $69.0 million with a weighted average interest rate of 7.1%. Fixed rate debt amounted to $65.3 million, or 94.6%, of our pro rata share.
      The mortgage loans (other than our secured revolving credit facility and $99.3 million term loan) encumbering our properties, including properties held by our unconsolidated joint ventures are non-recourse, subject to certain exceptions for which we would be liable for any resulting losses incurred by the lender. These exceptions vary from loan to loan but generally include fraud or a material misrepresentation, misstatement or omission by the borrower, intentional or grossly negligent conduct by the borrower that harms the property or results in a loss to the lender, filing of a bankruptcy petition by the borrower, either voluntary or involuntary, and certain environmental liabilities. In addition, upon the occurrence of certain of such events, such as fraud or filing of a bankruptcy petition by the borrower, we would be liable for the entire outstanding balance of the loan, all interest accrued thereon and certain other costs, penalties and expenses.
      We anticipate that the combination of the availability under our two credit facilities, possible equity offerings, the sale of existing properties including those classified as real estate assets held for sale, and potential new debt will satisfy our expected working capital requirements through at least the next 12 months. We anticipate adequate liquidity for the foreseeable future to fund future developments, expansions, repositioning, to continue currently planned capital programs and debt maturities and to make distributions to our shareholders in accordance with the requirements applicable to REITs under the Internal Revenue Code of 1986, as amended. Although we believe that the combination of factors discussed above will provide sufficient liquidity, no such assurance can be given.
      It is our intention to refinance the $99.3 million Term Loan, the Secured Revolving Credit Facility and the Unsecured Revolving Credit Facility that mature during the fourth quarter of 2005. However, there can be no assurance that we will be able to refinance our debt on commercially reasonable or any other terms.
Capitalization
      Our capital structure at September 30, 2005, includes property-specific mortgages including the $99.3 million term loan, our unsecured revolving credit facility, our secured revolving credit facility, our 9.5% Series B Cumulative Redeemable Preferred Shares, our 7.95% Series C Cumulative Convertible Preferred Shares, our common shares and the minority interest in the operating partnership. At September 30, 2005, the minority interest in the Operating Partnership represented a 14.8% ownership in the operating partnership which, may under certain conditions, be exchanged for an aggregate of 2,929,000 common shares.
      As of September 30, 2005, the units in our operating partnership units (“OP Units”) were exchangeable for our common shares on a one-for-one basis. We, as sole general partner of the operating partnership, have the option, but not the obligation, to settle exchanged OP Units held by others in cash based on the current trading price of our common shares. Assuming the exchange of all OP Units, there would have been 19,767,953 of our common shares outstanding at September 30, 2005, with a market value of approximately $577 million (based on the closing price of $29.19 per share on September 30, 2005).
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
Comparison of Nine Months Ended September 30, 2005 to Nine Months Ended September 30, 2004
      We made eight acquisitions during 2004. In addition, we increased our partnership interest in 28th Street Kentwood Associates, which is now included in our consolidated financial statements. These properties are included as “Acquisitions” in the following discussion.

      Total revenues for the nine months ended September 30, 2005 were $106.3 million, a $18.1 million increase over the comparable period in 2004. Minimum rents increased $8.5 million, to $69.5 million for the nine months ended September 30, 2005 when compared to the same period in 2004. Acquisitions contributed $9.2 million of the increase in minimum rents for the nine months ended September 30, 2005.
      Recoveries from tenants increased $5.4 million, or 22.8%, to $28.9 million as compared to $23.5 million for the same nine months in 2004. Acquisitions contributed $3.4 million of the increase. The balance of the increase is primarily attributable to the increase in recoverable operating expenses for the nine months ended September 30, 2005 when compared to the same period in 2004 and to redevelopment projects completed during 2004. The overall recovery ratio was 99.7% for the nine months ended September 30, 2005, compared to 95.5% for the nine months ended September 30, 2004. The increase in recovery percentage compared to the prior year period reflects higher than expected year-end billings processed during 2005. We expect the recovery ratio to be between 96.5% and 98.0% for the twelve months ended December 31, 2005, compared to 94.1% for 2004. The forecasted increase is primarily related to the estimated completion of various redevelopment projects during 2005.
      Fees and management income was $1.8 million higher in 2005 when compared to the nine months ended September 30, 2004. The increase is primarily due to acquisition fees earned from our joint venture, Ramco/ Lion Venture LP, of $1.2 million and an increase in management fees earned from the Ramco/ Lion joint venture and our new joint venture, Jacksonville, which was formed in the first quarter of 2005. Other income increased $2.5 million to $3.5 million for the nine months ended September 30, 2005, and the increase was primarily attributable to higher lease termination fees earned during the nine months ended September 30, 2005, compared to the same period in 2004.
      Total expenses for the nine months ended September 30, 2005 increased $19.2 million, or 25.1%, to $95.7 million as compared to $76.5 million for the nine months ended September 30, 2004. The increase was primarily due to a $4.3 million increase in total recoverable expenses, including recoverable operating expenses and real estate taxes, a $4.5 million increase in depreciation expense, a $7.6 million increase in interest expense, and a $2.2 million increase in general and administrative expenses. Acquisitions accounted for $10.8 million of the increase in total expenses.
      Total recoverable expenses, including real estate taxes, increased by $4.4 million, to $29.0 million as compared to $24.6 million for the nine months ended September 30, 2004. The increase is primarily attributable to our Acquisitions.
      Depreciation and amortization expense increased $4.5 million, or 25.0%, to $22.7 million for the nine months ended September 30, 2005. Depreciation expense related to our Acquisitions contributed $2.8 million of the increase. Depreciation expense also increased as a result of the write-off of $1.0 million of unamortized tenant improvement costs related to the termination of a tenant at the Tel-Twelve shopping center.
      General and administrative expenses increased $2.2 million to $10.6 million, as compared to $8.4 million for the nine months ended September 30, 2004. The increase is principally attributable to increases in audit and tax fees, as well as increased salaries and benefits during the nine months ended September 30, 2005, when compared to the same period in 2004. Contributing to the increase in salaries and benefits was the impact of a reduction in the capitalization of these costs as a result of more development projects with joint venture partners during the current year.
      Interest expense increased $7.6 million, from $24.3 million for the nine months ended September 30, 2004, to $31.9 million during the first nine months of 2005. Average loan balances outstanding increased $167.1 million for the nine months ended September 30, 2005 as compared to 2004. The higher average outstanding debt contributed $7.7 million to the increase in interest expense. Interest expense decreased by $1.0 million during the nine months ended September 30, 2005 as a result of lower interest rates, when compared to the same period in 2004. Interest costs capitalized, in conjunction with development and expansion projects, were $486,000 for the nine months ended September 30, 2005, as compared to $578,000 for the same period in 2004. Increased amortization of debt service and the amortization of premium on debt related to purchase accounting for acquisitions increased interest expense by $870,000.

Comparison of Three Months Ended September 30, 2005 to Three Months Ended September 30, 2004
      Total revenues for the three months ended September 30, 2005 were $34.5 million, a $3.1 million increase over the comparable period in 2004. Minimum rents increased $1.4 million to $22.6 million for the three months ended September 30, 2005 when compared to the same period in 2004. Acquisitions contributed $3.1 million to the increase in minimum rents for the three months ended September 30, 2005.
      Recoveries from tenants increased $1.5 million, or 18.2%, to $9.4 million as compared to $7.9 million for the same three months in 2004. Acquisitions contributed $1.2 million of the increase. The overall recovery ratio was 97.8% for the three months ended September 30, 2005, compared to 93.6% for the three months ended September 30, 2004.
      Fees and management income were $365,000 lower in 2005 when compared to the three months ended September 30, 2004. The decrease was due to reduction in leasing fees earned in the current period compared to the same period prior year. This reduction was partially offset by an increase in management fees from new joint ventures including Jacksonville and Ramco/ Lion. Other income increased $619,000 to $1.2 million for the three months ended September 30, 2005, and the increase was primarily attributable to higher lease termination fees earned during the three months ended September 30, 2005, compared to the same period in 2004.
      Total expenses for the three months ended September 30, 2005 increased $4.5 million, or 16.7%, to $31.4 million as compared to $26.9 million for the three months ended September 30, 2004. The increase was due primarily to a $1.1 million increase in total recoverable expenses, including recoverable operating expenses and real estate taxes, a $819,000 increase in depreciation expense, a $2.2 million increase in interest expense, and a $512,000 increase in other operating expenses. Acquisitions accounted for $4.0 million of the increase in total expenses.
      Total recoverable expenses, including real estate taxes, increased by $1.1 million, to $9.6 million as compared to $8.5 million for the three months ended September 30, 2004. The increase is attributable primarily to our Acquisitions.
      Depreciation and amortization expense increased $819,000, or 12.7%, to $7.3 million for the three months ended September 30, 2005. Acquisitions contributed primarily to this increase.
      General and administrative expenses decreased $168,000 to $3.0 million, as compared to $3.2 million for the three months ended September 30, 2004. The decrease is principally attributable to a decrease in fringe benefits for the three months ended September 30, 2005.
      Interest expense increased $2.2 million, from $8.5 million for the three months ended September 30, 2004, to $10.7 million during the third quarter of 2005. Average loan balances outstanding increased $161.2 million for the three months ended September 30, 2005 as compared to 2004. The higher average outstanding debt contributed $2.5 million to the increase in interest expense. Interest expense decreased by $580,000 during the three months ended September 30, 2005 as a result of lower interest rates, when compared to the same period in 2004. Interest costs capitalized, in conjunction with development and expansion projects, were $199,000 for the three months ended September 30, 2005, as compared to $159,000 for the same period in 2004. Increased amortization of debt service and the amortization of premium on debt related to purchase accounting for acquisitions increased interest expense by $399,000.
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

      The following table illustrates the calculation of FFO (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Net Income	$4,804	$1,494	$13,854	$9,496
Depreciation and amortization expense	8,211	6,767	25,368	19,617
Loss (Gain) on sale of depreciable property	(630)	62	(653)	1,465
Minority interest in partnership:
Continuing operations	699	73	1,958	1,121
Discontinued operations	184	212	537	581

Funds from operations	13,268	8,608	41,064	32,280
Preferred stock dividends	(1,663)	(1,664)	(4,991)	(3,150)

Funds from operations available to common shareholders	$11,605	$6,944	$36,073	$29,130

Weighted average equivalent shares outstanding, diluted	19,816	19,956	19,810	19,949

Funds from operations available for common shareholders, per diluted share	$0.59	$0.35	$1.82	$1.46

Capital Expenditures
      During the nine months ended September 30, 2005, we spent approximately $6.0 million on revenue-generating capital expenditures including tenant allowances, leasing commissions paid to third-party brokers, legal costs relative to lease documents, and capitalized leasing and construction costs. These types of costs generate a return through rents from tenants over the term of their leases. Revenue-enhancing capital expenditures, including expansions, renovations or repositionings, were approximately $20.8 million. Revenue neutral capital expenditures, such as roof and parking lot repairs which are anticipated to be recovered from tenants, amounted to approximately $688,000.
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
      We have exposure to interest rate risk on our variable rate debt obligations. We are not subject to any foreign currency exchange rate risk or commodity price risk, or other material rate or price risks. Based on our debt and interest rates and the interest rate swap agreements in effect at September 30, 2005, a 100 basis point change in interest rates would affect our annual earnings and cash flows by approximately $2.1 million. We believe that a 100 basis point change in interest rates would not have a material impact on the fair value of our total outstanding debt.
      Under the terms of various debt agreements, we are required to maintain interest rate swap agreements to reduce the impact of changes in interest rates on our floating rate debt. We have interest rate swap agreements with an aggregate notional amount of $75.0 million at September 30, 2005. Based on rates in effect at September 30, 2005, the agreements for notional amounts aggregating $75.0 million provide for fixed rates ranging from 4.0% to 4.3% and expire in December 2005.
      The following table sets forth information as of September 30, 2005 concerning our long-term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates of maturing amounts and fair market value.

								Fair
	2005	2006	2007	2008	2009	Thereafter	Total	Value

Fixed-rate debt	$76,620	$6,728	$61,733	$102,769	$48,084	$168,201	$464,135	$483,060
Average interest rate	4.2%	6.9%	7.1%	5.4%	7.0%	6.2%	6.0%	5.1%
Variable-rate debt	$197,537	$8,235	$480	$480	$440	$3,120	$210,292	$210,292
Average interest rate	5.3%	5.6%	7.6%	7.6%	7.6%	7.6%	5.3%	5.3%
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
      We carried out an assessment as of September 30, 2005 of the effectiveness of the design and operation of our disclosure controls and procedures and our internal control over financial reporting. This assessment was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. We believe that these procedures are effective to ensure that we are able to record, process, summarize and report the information we are required to disclose in the report we file with the SEC within the required time period.

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
      There are no material pending legal or governmental proceedings, other than the IRS Examination and ordinary routine litigation incidental to our business, against or involving us or our properties. For a description of the IRS Examination, see Note 11 to the Notes to Consolidated Financial Statements.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      Not applicable

Item 3.	Defaults Upon Senior Securities
      Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders
      Not applicable

Item 5.	Other Information
      Not applicable

Item 6.	Exhibits
      (a) EXHIBITS

Exhibit No.		Description

10.	67	Bridge Loan Agreement dated September 9, 2005, in the amount of $99,316,830.78, among Ramco-Gershenson Properties, L.P., as Borrower, Ramco-Gershenson Properties Trust, as Guarantor and KeyBank National Association, as a Bank, and The Other Banks Which Are A Party To This Agreement and The Other Banks That May Become Parties to this Agreement and KeyBank National Association, as Agent and KeyBanc Capital Markets, as Sole Lead Manager and Arranger.

10.	68	Amended and Restated Note, dated September 9, 2005 in the amount of $99,316,830.78, between Ramco-Gershenson Properties, L.P. and KeyBank National Association for itself and as Agent, and such other banks as may be named therein.

31.	1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.	2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.	2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

RAMCO-GERSHENSON PROPERTIES TRUST

By:	/s/ Dennis Gershenson

Dennis Gershenson
Chief Executive Officer
Date: November 1, 2005

By:	/s/ Richard J. Smith

Richard J. Smith
Chief Financial Officer
(Principal Accounting Officer)
Date: November 1, 2005

EXHIBIT INDEX

Exhibit No.		Description

10.	67	Bridge Loan Agreement dated September 9, 2005, in the amount of $99,316,830.78, among Ramco-Gershenson Properties, L.P., as Borrower, Ramco-Gershenson Properties Trust, as Guarantor and KeyBank National Association, as a Bank, and The Other Banks Which Are A Party To This Agreement and The Other Banks That May Become Parties to this Agreement and KeyBank National Association, as Agent and KeyBanc Capital Markets, as Sole Lead Manager and Arranger.

10.	68	Amended and Restated Note, dated September 9, 2005 in the amount of $99,316,830.78, between Ramco-Gershenson Properties, L.P. and KeyBank National Association for itself and as Agent, and such other banks as may be named therein.

31.	1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.	2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.	2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.