Form 10-K
period 2005-12-31
RAMCO GERSHENSON PROPERTIES TRUST
filed 2006-03-07
CIK 842183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number 1-10093
RAMCO-GERSHENSON PROPERTIES TRUST
(Exact name of Registrant as Specified in its Charter)

Maryland (State or Other Jurisdiction of Incorporation or Organization)	13-6908486 (I.R.S. Employer Identification No.)

31500 Northwestern Highway Farmington Hills, Michigan (Address of Principal Executive Offices)	48334 (Zip Code)
Registrant’s telephone number, including area code: 248-350-9900
Securities Registered Pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	On Which Registered

Common Shares of Beneficial Interest, $0.01 Par Value Per Share	New York Stock Exchange
9.5% Series B Cumulative Redeemable Preferred Shares, $0.01 Par Value Per Share	New York Stock Exchange
7.95% Series C Cumulative Convertible Preferred Shares, $0.01 Par Value Per Share	New York Stock Exchange
Securities Registered Pursuant to Section 12 (g) of the Act:
None
      Indicate by check mark whether the registrant is well-known seasoned issuer, as define in Rule 405 of the Securities Act.     Yes ☐  No ☒
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐  No ☒
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒  No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated flier” in Rule 12b-2 of the Exchange Act.
     Large Accelerated Filer ☐  Accelerated Filer ☒  Non-Accelerated Filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐  No ☒
      The aggregate market value of the common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2005) was $493,014,912
      Number of common shares outstanding as of March 1, 2006: 16,847,441
DOCUMENT INCORPORATED BY REFERENCE
      Portions of the registrant’s proxy statement for the annual meeting of shareholders to be held June 14th, 2006 are in incorporated by reference into Parts II and III of this Form 10-K.

Forward-Looking Statements
      This document contains forward-looking statements with respect to the operation of certain of our properties. The forward-looking statements are identified by terminology such as “may,” “will,” “should,” “believe,” “expect,” “estimate,” “anticipate,” “continue,” “predict” or similar terms. We believe the expectations reflected in the forward-looking statements made in this document are based on reasonable assumptions. Certain factors could cause actual results to vary. These include: our success or failure in implementing our business strategy; economic conditions generally and in the commercial real estate and finance markets specifically; our cost of capital, which depends in part on our asset quality, our relationships with lenders and other capital providers; our business prospects and outlook and general market conditions; changes in governmental regulations, tax rates and similar matters; our continuing to qualify as a REIT; and other factors discussed elsewhere in this document and our other filings with the Securities and Exchange Commission (“SEC”). Although we believe that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those projected in the forward-looking statements.
PART I

Item 1.	Business
General
      Ramco-Gershenson Properties Trust is a Maryland real estate investment trust (“REIT”) organized on October 2, 1997. The terms “Company,” “we,” “our” or “us” refer to Ramco-Gershenson Properties Trust and/or its predecessors. Our principal office is located at 31500 Northwestern Highway, Suite 300, Farmington Hills, Michigan 48334. Our predecessor, RPS Realty Trust, a Massachusetts business trust, was formed on June 21, 1988 to be a diversified growth-oriented REIT. In May 1996, RPS Realty Trust acquired the Ramco-Gershenson interests through a reverse merger, including substantially all the shopping centers and retail properties as well as the management company and business operations of Ramco-Gershenson, Inc. and certain of its affiliates. The resulting trust changed its name to Ramco-Gershenson Properties Trust and Ramco-Gershenson, Inc.’s officers assumed management responsibility. The trust also changed its operations from a mortgage REIT to an equity REIT and contributed certain mortgage loans and real estate properties to Atlantic Realty Trust, an independent, newly formed liquidating REIT. In 1997, with approval from our shareholders, we changed our state of organization by terminating the Massachusetts trust and merging into a newly formed Maryland REIT.
      We conduct substantially all of our business, and hold substantially all of our interests in our properties, through our operating partnership, Ramco-Gershenson Properties, L.P. (“Operating Partnership”), either directly or indirectly through partnerships or limited liability companies which hold fee title to the properties. We have the exclusive power to manage and conduct the business of the Operating Partnership. As of December 31, 2005, we owned approximately 85.2% of the interests in the Operating Partnership.
      We are a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), and are therefore required to satisfy various provisions under the Code and related Treasury regulations. We are generally required to distribute annually at least 90% of our “REIT taxable income” (as defined in the Code) to our shareholders. Additionally, at the end of each fiscal quarter, at least 75% of the value of our total assets must consist of real estate assets (including interests in mortgages on real property and interests in other REITs) as well as cash, cash equivalents and government securities. We are also subject to limits on the amount of certain types of securities we can hold. Furthermore, at least 75% of our gross income for the tax year must be derived from certain sources, which include “rents from real property” and interest on loans secured by mortgages on real property. An additional 20% of our gross income must be derived from these same sources or from dividends and interest from any source, gains from the sale or other disposition of stock or securities or any combination of the foregoing.

      Certain of our operations (property management, asset management, etc.) are conducted through taxable REIT subsidiaries, (each, a “TRS”). A TRS is a C corporation that has not elected REIT status and, as such, is subject to federal corporate income tax. We use the TRS format to facilitate our ability to provide certain services and conduct certain activities that are not generally considered as qualifying REIT activities.
Operations of the Company
      We are a publicly-traded REIT which owns, develops, acquires, manages and leases community shopping centers (including power centers, as defined below, and single-tenant retail properties) and one regional mall, in the midwestern, southeastern and mid-Atlantic regions of the United States. At December 31, 2005, our portfolio consisted of 83 community shopping centers, of which 15 are power centers and two are single tenant retail properties, and one enclosed regional mall, totaling approximately 18.4 million square feet of gross leasable area (“GLA”), with the remaining portion owned by various anchor tenants.
      Shopping centers can generally be organized in five categories: convenience, neighborhood, community, regional and super regional centers. The shopping centers are distinguished by various characteristics, including center size, the number and type of anchor tenants and the types of products sold. Community shopping centers provide convenience goods and personal services offered by neighborhood centers, but with a wider range of soft and hard line goods. The community shopping center may include a grocery store, discount department store, super drug store, and several specialty stores. Average GLA of a community shopping center ranges between 100,000 and 500,000 square feet. A “power center” is a community shopping center that has over 500,000 square feet of GLA and includes several discount anchors of 20,000 or more square feet. These anchors typically emphasize hard goods such as consumer electronics, sporting goods, office supplies, home furnishings and home improvement goods.
Strategy
      We are predominantly a community shopping center company with a focus on acquiring, developing and managing centers primarily anchored by grocery stores and nationally recognized discount department stores. We believe that centers with a grocery and/or discount component attract consumers seeking value-priced products. Since these products are required to satisfy everyday needs, customers usually visit the centers on a weekly basis. Our anchor tenants include Wal-Mart, Target, Kmart, Kohl’s, Home Depot and Lowe’s Home Improvement. Approximately 51% of our community shopping centers have grocery anchors, including Publix, Kroger, A&P, Super Value, Shop Rite, Kash ‘n Karry, Giant Eagle and Meijer.
      Our shopping centers are primarily located in major metropolitan areas in the midwestern and southeastern regions of the United States, although we also own and operate three centers in the mid-Atlantic region. By focusing our energies on these markets, we have developed a thorough understanding of the unique characteristics of these trade areas. In both of our primary regions we have concentrated a number of centers in reasonable proximity to each other in order to achieve market penetration as well as efficiencies in management, oversight and purchasing.
      Our business objective and operating strategy is to increase funds from operations and cash available for distribution per share through internal and external growth. We expect to achieve internal growth and to enhance the value of our properties by increasing their rental income over time through contractual rent increases, leasing and re-leasing of available space at higher rental levels, and the selective renovation of the properties. We intend to achieve external growth through the selective development of new shopping center properties, the acquisition of shopping center properties directly or through one or more joint venture entities, and the expansion and redevelopment of existing properties. From time to time we have sold mature properties, which have less potential for growth, and redeployed the proceeds from those sales to fund acquisition, development and redevelopment activities, to repay variable rate debt and to repurchase outstanding shares.
      As part of our ongoing business strategy, we continue to expand and redevelop existing properties in our shopping center portfolio, depending on tenant demands and market conditions. We plan to take advantage of attractive purchase opportunities by acquiring additional shopping center properties in underserved, attractive and/or expanding markets. We also seek to acquire strategically located, quality shopping centers that (i) have leases at rental rates below market rates, (ii) have potential for rental and/or occupancy increases or (iii) offer cash flow growth or capital appreciation potential where we have financial strength, or expansion or redevelopment capabilities which can enhance value, and provide anticipated total returns that will increase our cash available for distribution per share. We believe we have an aggressive approach to repositioning, renovating and expanding our shopping centers. Our management team assesses each of our centers annually to identify redevelopment opportunities and proactively engage in value-enhancing activities. Through these efforts, we have improved property values and increased operating income and funds from operations in each of the last four years. Our management team also keeps our centers attractive, well-tenanted and properly maintained. In addition, we will continue our strategy to sell non-core assets when properties are not viable redevelopment candidates.
     Developments
      During 2005, the Company commenced two new development projects, Rossford Pointe in Rossford, Ohio and The Shoppes of Fairlane Meadows in Dearborn, Michigan. Rossford Pointe is situated on a ten acre site adjacent to the Company’s 480,000 square foot Crossroads Centre. The Shoppes of Fairlane Meadows is being developed on 2.6 acres to complement the Company’s 313,000 square foot Fairlane Meadows shopping center.
      At year-end, the Company also had a number of substantial development projects in process that encompass over 1.6 million square feet of GLA. Beacon Square in Grand Haven, Michigan and Gaines Marketplace in Gaines Township, Michigan are essentially complete, except for ancillary retail space that needs to be leased, and all of the respective anchors are open and operating. The third development project, River City Marketplace in Jacksonville, Florida, is the largest center presently under construction. This shopping complex will have approximately 1 million square feet of GLA when completed and will be anchored by Wal-Mart and Lowe’s Home Improvement During the year, the Company leased over 230,000 square feet of retail space in River City Marketplace.
      As of December 31, 2005, the Company had paid $64.5 million on the five developments in progress. The Company estimates it will spend an additional $51.9 million to complete the outstanding developments.

Asset Management
      During 2005, the improvement of core shopping centers remained a vital part of the Company’s business plan. The Company completed value-added redevelopments of three shopping centers during the year: Jackson Crossing in Jackson, Michigan; New Towne Plaza in Canton, Michigan; and Spring Meadows in Holland, Ohio. The aggregate cost for the redevelopments was $6.9 million.
      In addition, the Company continued to identify areas within its core portfolio to add value. In 2005, the Company commenced the following redevelopment projects:

•	Tel-Twelve in Southfield, Michigan: The Company terminated both the Media Play and Circuit City leases and in February 2006 announced that Best Buy and PetSmart signed leases as replacement anchor tenants.

•	Northwest Crossing in Knoxville, Tennessee: H.H. Gregg executed a lease for 35,000 square foot of GLA. This is the second repositioning undertaken at the center in a little over a year, as Wal-Mart expanded to a 208,000 square foot supercenter in late 2004.

•	Taylor Plaza in Taylor, Michigan: Home Depot executed a ground lease in connection with a 102,000 square foot store to replace the demolished Kmart at the site.

•	Clinton Valley in Sterling Heights, Michigan: Big Lots recently opened a 30,847 square foot store, a majority of the former Service Merchandise space, and Save-A-Lot entered into a lease for 19,414 square feet.

      At December 31, 2005, the Company had paid $9.3 million on the seven redevelopment projects in process. The Company estimates it will spend $7.3 million to complete the outstanding redevelopments.
Employment
      As of December 31, 2005, we had 155 full time corporate employees and 41 on-site shopping center maintenance personnel. None of our employees is represented by a collective bargaining unit. We believe that our relations with our employees are good.
Available Information
      Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Section 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available on our website at http://rgpt.com, as soon as reasonably practicable after the Company electronically files such reports with, or furnishes those reports to, the Securities and Exchange Commission. The Company’s Corporate Governance Guidelines and Code of Business Conduct and Ethics, Board of Trustees committee charters (including the charters of the Audit Committee, Compensation Committee, Executive Committee and the Nominating and Governance Committee) also are available at the same location on our website.
      Shareholders may request free copies of these documents from:
Ramco-Gershenson Properties Trust
Attention: Investor Relations
31500 Northwestern Highway
Suite 300
Farmington Hills, MI 48334
      The Company intends to post on its website the nature of any amendments to, and any waivers or implied waivers granted by the Company pursuant to, the Company’s Code of Ethics that apply to executive officers and trustees, including the Chief Executive Officer and the Chief Financial Officer. The posting will appear on the Company’s website under “Corporate Profile,” under subsection “Governance,” and under the link “Corporate Governance Guidelines.”
Item 1A.     Risk Factors
      Many factors that affect our business involve risk and uncertainty. The factors described below are some of the risks that could materially harm our business, financial condition, and results of operations.

Business Risks
Adverse market conditions and tenant bankruptcies could adversely affect our revenues.
      The economic performance and value of our real estate assets are subject to all the risks associated with owning and operating real estate, including risks related to adverse changes in national, regional and local economic and market conditions. Our current properties are located in 13 states in the midwestern, southeastern and mid-Atlantic regions of the United States. The economic condition of each of our markets may be dependent on one or more industries. An economic downturn in one of these industries may result in a business downturn for existing tenants, and as a result, these tenants may fail to make rental payments, decline to extend leases upon expiration, delay lease commencements or declare bankruptcy. In addition, we may have difficulty finding new tenants during economic downturns.
      Any tenant bankruptcies, leasing delays or failure to make rental payments when due could result in the termination of the tenant’s lease, causing material losses to us and adversely impacting our operating results. If our properties do not generate sufficient income to meet our operating expenses, including future debt service, our income and results of operations would be adversely affected.

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
      Several of our tenants represent a significant portion of our leasing revenues. As of December 31, 2005, we received 3.8% of our annualized base rent from each of Wal-Mart Stores, Inc. and TJX Operating Companies and 3.1% of our annualized base rent from Publix Super Markets, Inc. Three other tenants each represented at least 2.0% of our total annualized base rent. The concentration in our leasing revenue from a small number of tenants creates the risk that, should these tenants experience financial difficulties, our operating results could be adversely affected.
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
      Integral to our business strategy is our ability to continue to acquire and develop new properties. We may not be successful in identifying suitable real estate properties that meet our acquisition criteria and are compatible with our growth strategy or in consummating acquisitions or investments on satisfactory terms. We may not be successful in identifying suitable areas for new development, negotiating for the acquisition of the land, obtaining required permits and authorizations, or completing developments in accordance with our budgets and on a timely basis or leasing any newly-developed space. If we fail to identify or complete suitable acquisitions or developments on a timely basis and within our budget, our financial condition and results of operations could be adversely affected and our growth could slow, which in turn could adversely impact our share price.
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
We face competition for the acquisition and development of real estate properties, which may impede our ability to grow our operations or may increase the cost of these activities.
      We compete with many other entities for the acquisition of retail shopping centers and land that is appropriate for new developments, including other REITs, institutional pension funds and other owner-operators of shopping centers. These competitors may increase the price we pay to acquire properties or may succeed in acquiring those properties themselves. In addition, the sellers of properties we wish to acquire may find our competitors to be more attractive buyers because they may have greater resources, may be willing to pay more, or may have a more compatible operating philosophy. In particular, larger REITs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital. In addition, the number of entities and the amount of funds competing for suitable properties may increase. This would increase demand for these properties and therefore increase the prices paid for them. If we pay higher prices for properties or are unable to acquire suitable properties at reasonable prices, our ability to grow may be adversely affected.
Competition may affect our ability to renew leases or re-let space on favorable terms and may require us to make unplanned capital improvements.
      We face competition from similar retail centers within the trade areas in which our centers operate to renew leases or re-let space as leases expire. Some of these competing properties may be newer and better located or have a better tenant mix than our properties, which would increase competition for customer traffic and creditworthy tenants. We may not be able to renew leases or obtain replacement tenants as leases expire, and the terms of renewals or new leases, including the cost of required renovations or concessions to tenants, may be less favorable to us than current lease terms. Increased competition for tenants may also require us to make capital improvements to properties which we would not have otherwise planned to make. In addition, we face competition from alternate forms of retailing, including home shopping networks, mail order catalogues and on-line based shopping services, which may limit the number of retail tenants that desire to seek space in shopping center properties generally. If we are unable to re-let substantial amounts of vacant space promptly, if the rental rates upon a renewal or new lease are significantly lower than expected, or if reserves for costs of re-letting prove inadequate, then our earnings and cash flow will decrease.
We may be restricted from re-letting space based on existing exclusivity lease provisions with some of our tenants.
      In a number of cases, our leases contain provisions giving the tenant the exclusive right to sell clearly identified types of merchandise or provide specific types of services within the particular retail center or limit the ability of other tenants to sell that merchandise or provide those services. When re-letting space after a vacancy, these provisions may limit the number and types of prospective tenants suitable for the vacant space. If we are unable to re-let space on satisfactory terms, our operating results would be adversely impacted.

We hold investments in joint ventures in which we do not control all decisions, and we may have conflicts of interest with our joint venture partners.
      As of December 31, 2005, 16 of our shopping centers are partially owned by non-affiliated partners through joint venture arrangements, none of which we have a controlling interest in. We do not control all decisions in our joint ventures and may be required to take actions that are in the interest of the joint venture partners but not our best interests. Accordingly, we may not be able to favorably resolve any issues which arise, or we may have to provide financial or other inducements to our joint venture partners to obtain such resolution.
      Various restrictive provisions and rights govern sales or transfers of interests in our joint ventures. These may work to our disadvantage because, among other things, we may be required to make decisions as to the purchase or sale of interests in our joint ventures at a time that is disadvantageous to us.
Bankruptcy of our joint venture partners could adversely affect us.
      We could be adversely affected by the bankruptcy of one of our joint venture partners. The profitability of shopping centers held in a joint venture could also be adversely affected by the bankruptcy of one of the joint venture partners if, because of certain provisions of the bankruptcy laws, we were unable to make important decisions in a timely fashion or became subject to additional liabilities.
Rising operating expenses could adversely affect our operating results.
      Our properties are subject to increases in real estate and other tax rates, utility costs, insurance costs, repairs and maintenance and administrative expenses. Our current properties and any properties we acquire in the future may be subject to rising operating expenses, some or all of which may be out of our control. If any property is not fully occupied or if revenues are not sufficient to cover operating expenses, then we could be required to expend funds for that property’s operating expenses. In addition, while most of our leases require that tenants pay all or a portion of the applicable real estate taxes, insurance and operating and maintenance costs, renewals of leases or future leases may not be negotiated on these terms, in which event we will have to pay those costs. If we are unable to lease properties on a basis requiring the tenants to pay all or some of these costs, or if tenants fail to pay such costs, it could adversely affect our operating results.
The illiquidity of our real estate investments could significantly impede our ability to respond to adverse changes in the performance of our properties, which could adversely impact our financial condition.
      Because real estate investments are relatively illiquid, our ability to promptly sell one or more properties in our portfolio in response to changing economic, financial and investment conditions is limited. The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. We cannot predict whether we will be able to sell any property for the price and other terms we seek, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to complete the sale of a property. We may be required to expend funds to correct defects or to make improvements before a property can be sold, and we cannot assure you that we will have funds available to correct those defects or to make those improvements. These factors and any others that would impede our ability to respond to adverse changes in the performance of our properties could significantly adversely affect our financial condition and operating results.
If we suffer losses that are not covered by insurance or that are in excess of our insurance coverage limits, we could lose invested capital and anticipated profits.
      Catastrophic losses, such as losses resulting from wars, acts of terrorism, earthquakes, floods, hurricanes, tornadoes or other natural disasters, pollution or environmental matters, generally are either uninsurable or not economically insurable, or may be subject to insurance coverage limitations, such as large deductibles or co-payments. Although we currently maintain “all risk” replacement cost insurance for our buildings, rents and personal property, commercial general liability insurance and pollution and environmental liability insurance, our insurance coverage may be inadequate if any of the events described above occurred to, or caused the destruction of, one or more of our properties. Under that scenario, we could lose both our invested capital and anticipated profits from that property.

Capitalization Risks
We have substantial debt obligations, including variable rate debt, which may impede our operating performance and put us at a competitive disadvantage.
      Required repayments of debt and related interest can adversely affect our operating performance. As of December 31, 2005, we had $724.8 million of outstanding indebtedness, of which $253.1 million bears interest at a variable rate, and we have the ability to borrow an additional $12 million under our existing Credit Facility and to increase the availability under our unsecured revolving credit facility by up to $100 million under terms of the Credit Facility. Increases in interest rates on our existing indebtedness would increase our interest expense, which could adversely affect our cash flow and our ability to pay dividends. For example, if market rates of interest on our variable rate debt outstanding as of December 31, 2005 increased by 1.00%, the increase in interest expense on our existing variable rate debt would decrease future earnings and cash flows by approximately $2.3 million annually.
      The amount of our debt may adversely affect our business and operating results by:

•	requiring us to use a substantial portion of our funds from operations to pay interest, which reduces the amount available for dividends and working capital;

•	placing us at a competitive disadvantage compared to our competitors that have less debt;

•	making us more vulnerable to economic and industry downturns and reducing our flexibility to respond to changing business and economic conditions;

•	limiting our ability to borrow more money for operations, capital or to finance acquisitions in the future; and

•	limiting our ability to refinance or pay-off debt obligations when they become due.
      Subject to compliance with the financial covenants in our borrowing agreements, our management and board of trustees have discretion to increase the amount of our outstanding debt at any time. We could become more highly leveraged, resulting in an increase in debt service costs that could adversely affect our cash flow and the amount available for distribution to our shareholders. If we increase our debt, we may also increase the risk of default on our debt.
Because we must annually distribute a substantial portion of our income to maintain our REIT status, we will continue to need additional debt and/or equity capital to grow.
      In general, we must annually distribute at least 90% of our taxable net income to our shareholders to maintain our REIT status. As a result, those earnings will not be available to fund acquisition, development or redevelopment activities. We have historically funded acquisition, development and redevelopment activities by:

•	retaining cash flow that we are not required to distribute to maintain our REIT status;

•	borrowing from financial institutions;

•	selling assets that we do not believe present the potential for significant future growth or that are no longer compatible with our business plan;

•	selling common shares and preferred shares; and

•	entering into joint venture transactions with third parties.

      We expect to continue to fund our acquisition, development and redevelopment activities in this way. Our failure to obtain funds from these sources could limit our ability to grow, which could have a material adverse effect on the value of our securities.
Our financial covenants may restrict our operating or acquisition activities, which may adversely impact our financial condition and operating results.
      The financial covenants contained in our mortgages and debt agreements reduce our flexibility in conducting our operations and create a risk of default on our debt if we cannot continue to satisfy them. The mortgages on our properties contain customary negative covenants such as those that limit our ability, without the prior consent of the lender, to further mortgage the applicable property or to discontinue insurance coverage. In addition, if we breach covenants in our debt agreements, the lender can declare a default and require us to repay the debt immediately and, if the debt is secured, can ultimately take possession of the property securing the loan.
      In particular, our outstanding credit facilities contain customary restrictions, requirements and other limitations on our ability to incur indebtedness, including limitations on total liabilities to assets and minimum fixed charge coverage and tangible net worth ratios. Our ability to borrow under our credit facilities is subject to compliance with these financial and other covenants. We rely in part on borrowings under our credit facilities to finance acquisition, development and redevelopment activities and for working capital. If we are unable to borrow under our credit facilities or to refinance existing indebtedness, our financial condition and results of operations would likely be adversely impacted.
Mortgage debt obligations expose us to increased risk of loss of property, which could adversely affect our financial condition.
      Incurring mortgage debt increases our risk of loss because defaults on indebtedness secured by properties may result in foreclosure actions by lenders and ultimately our loss of the related property. We have entered into mortgage loans which are secured by multiple properties and contain cross-collateralization and cross-default provisions. Cross-collateralization provisions allow a lender to foreclose on multiple properties in the event that we default under the loan. Cross-default provisions allow a lender to foreclose on the related property in the event a default is declared under another loan. For federal income tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure but would not receive any cash proceeds.

Tax Risks
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

      If we were to fail to qualify as a REIT in any taxable year, we would be subject to federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates, and distributions to shareholders would not be deductible by us in computing our taxable income. Any such corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our shareholders, which in turn could have an adverse impact on the value of, and trading prices for, our common shares. Unless entitled to relief under certain Code provisions, we also would be disqualified from taxation as a REIT for the four taxable years following the year during which we ceased to qualify as a REIT.
      We have been and are currently under IRS examinations for prior years. The ultimate resolution of any tax liabilities arising pursuant to the IRS examinations may have a material adverse effect on our financial position, results of operations and cash flows. See Footnote 20 to the Notes to Consolidated Financial Statements in Item 8.
Even if we qualify as a REIT, we may be subject to various federal income and excise taxes, as well as state and local taxes.
      Even if we qualify as a REIT, we may be subject to federal income and excise taxes in various situations, such as if we fail to distribute all of our income. We also will be required to pay a 100% tax on non-arm’s length transactions between us and a TRS (described below) and on any net income from sales of property that the IRS successfully asserts was property held for sale to customers in the ordinary course. Additionally, we may be subject to state or local taxation in various state or local jurisdictions, including those in which we transact business. The state and local tax laws may not conform to the federal income tax treatment. Any taxes imposed on us would reduce our operating cash flow and net income.
Legislative or other actions affecting REITs could have a negative effect on us.
      The rules dealing with federal income taxation are constantly under review by persons involved in the legislative process and by the IRS, and the United States Treasury Department. Changes to tax laws, which may have retroactive application, could adversely affect our shareholders or us. We cannot predict how changes in tax laws might affect our shareholders or us.
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
Item 1B.     Unresolved Staff Comments.
      None.

Item 2.	Properties.
      For all tables in Item 2, “Properties,” Annualized Base Rental Revenue is equal to December 2005 base rental revenue multiplied by 12.
      Our properties are located in 13 states primarily throughout the midwestern, southeastern and mid-Atlantic regions of the United States as follows:

		Annualized Base
	Number of	Rental Revenue At	Company
State	Properties	December 31, 2005	Owned GLA

Michigan	33	$59,491,329	6,257,779
Florida	23	38,115,005	3,685,093
Georgia	7	7,033,204	1,026,246
Ohio	4	6,267,865	707,121
Wisconsin	2	3,931,327	538,573
Tennessee	6	3,830,406	863,246
Indiana	1	3,315,263	277,519
New Jersey	1	2,904,211	224,153
South Carolina	2	2,404,500	466,679
Virginia	1	2,375,418	240,042
North Carolina	2	2,008,503	361,133
Maryland	1	1,741,968	251,547
Alabama	1	706,262	100,501

Total	84	$134,125,261	14,999,632

      The above table includes 16 properties owned by joint ventures in which we do not have a controlling interest.
      Our properties, by type of center, consist of the following:

		Annualized Base
	Number of	Rental Revenues At	Company
Type of Tenant	Properties	December 31, 2005	Owned GLA

Community shopping centers	83	$130,646,948	14,600,865
Enclosed regional mall	1	3,478,313	398,767

Total	84	$134,125,261	14,999,632

      See Note 21 to our Consolidated Financial Statements included in this report for a description of the encumbrances on each property. Additional information regarding the Properties is included in the Property Schedule on the following pages.

Property Summary
As of December 31, 2005

												Annualized Base
				Total Shopping Center GLA:					Company Owned GLA			Rent

				Anchors:
		Year Constructed/
		Acquired/ Year of				Total	Non-
		Latest Renovation	Number	Anchor	Company	Anchor	Anchor
Property	Location	or Expansion(3)	of Units	Owned	Owned	GLA	GLA	Total	Total	Leased	Occupancy	Total	PSF	Anchors [8]

Alabama
Cox Creek Plaza	Florence, AL	1984/1997/2000	5	102,445	92,901	195,346	7,600	202,946	100,501	100,501	100.0%	$706,262	$7.03	Goody’s, Toy’s R Us, Old Navy, Home Depot [1]

Total/ Weighted Average			5	102,445	92,901	195,346	7,600	202,946	100,501	100,501	100.0%	$706,262	$7.03

Florida
Coral Creek Shops	Coconut Creek, FL	1992/2002/NA	34		42,112	42,112	67,200	109,312	109,312	105,712	96.7%	$1,492,867	$14.12	Publix
Crestview Corners	Crestview, FL	1986/1997/1993	15		79,603	79,603	32,015	111,618	111,618	109,218	97.8%	$508,024	$4.65	Big Lots, Beall’s Outlet, Ashley Home Center
Kissimmee West	Kissimmee, FL	2005/2005	19	184,600	67,000	251,600	48,586	300,186	115,586	102,704	88.9%	$1,223,870	$11.92	Jo- Ann, Marshalls,Target[1]
Lantana Shopping Center	Lantana, FL	1959/1996/2002	22		61,166	61,166	61,848	123,014	123,014	123,014	100.0%	$1,282,015	$10.42	Publix
Marketplace of Delray[13]	Delray Beach, FL	1981/2005/NA	48		116,469	116,469	129,911	246,380	246,380	217,455	88.3%	$2,537,850	$11.67	David Morgan Fine Arts, Office Depot, Winn-Dixie
Martin Square[13]	Stuart, FL	1981/2005/NA	13		291,432	291,432	35,599	327,031	327,031	327,031	100.0%	$2,032,426	$6.21	Home Depot, Howards Interiors, Kmart, Staples
Mission Bay Plaza	Boca Raton, FL	1989/2004/NA	57		159,147	159,147	113,718	272,865	272,865	269,658	98.8%	$4,670,342	$17.32	Albertsons, LA Fitness Sports Club, OfficeMax, Toys ’R’ Us
Naples Towne Centre	Naples, FL	1982/1996/2003	15	32,680	102,027	134,707	32,680	167,387	134,707	131,594	97.7%	$790,237	$6.01	Florida Food & Drug[1], Save-A-Lot, Beall’s
Pelican Plaza	Sarasota, FL	1983/1997/NA	31		35,768	35,768	70,105	105,873	105,873	81,826	77.3%	$865,248	$10.57	Linens ’n Things
Plaza at Delray	Delray Beach, FL	1979/2004/NA	48		193,967	193,967	137,529	331,496	331,496	323,728	97.7%	$4,607,903	$14.23	Books A Million, Linens ’n Things, Marshall’s Publix, Regal Cinemas, Staples
Publix at River Crossing	New Port Richey, FL	1998/2003/NA	15		37,888	37,888	24,150	62,038	62,038	62,038	100.0%	$711,650	$11.47	Publix
Rivertowne Square	Deerfield Beach, FL	1980/1998/NA	23		70,948	70,948	65,699	136,647	136,647	128,600	94.1%	$1,186,994	$9.23	Winn- Dixie, Office Depot
Shenandoah Square[7]	Davie, FL	1989/2001/NA	44		42,112	42,112	81,500	123,612	123,612	118,012	95.5%	$1,804,748	$15.29	Publix
Shoppes of Lakeland	Lakeland, FL	1985/1996/NA	20	123,400	122,441	245,841	59,447	305,288	181,888	178,972	98.4%	$1,952,748	$10.91	Michael’s, Ashley Furniture, Target[1], Linens ’n Things
Southbay Shopping Center	Osprey, FL	1978/1998/NA	19		31,700	31,700	64,990	96,690	96,690	72,670	75.2%	$498,337	$6.86	Beall’s Coastal Home
Sunshine Plaza	Tamarac, FL	1972/1996/2001	30		146,409	146,409	97,920	244,329	244,329	243,129	99.5%	$1,994,061	$8.20	Publix, Old Time Pottery
The Crossroads	Royal Palm Beach, FL	1988/2002/NA	36		42,112	42,112	77,980	120,092	120,092	117,917	98.2%	$1,648,159	$13.98	Publix
Treasure Coast Commons[13]	Jensen Beach, FL	1996/2004/NA	3		92,979	92,979	—	92,979	92,979	92,979	100.0%	$1,077,828	$11.59	Barnes & Noble, OfficeMax, Sports Authority
Village Lakes Shopping Center	Land O’ Lakes, FL	1987/1997/NA	24		125,141	125,141	61,335	186,476	186,476	178,030	95.5%	$1,017,936	$5.72	Kash ’N Karry Food Store, Wal-Mart
Village of Oriole Plaza[13]	Delray Beach, FL	1986/2005/NA	39		42,112	42,112	113,640	155,752	155,752	154,752	99.4%	$1,936,247	$12.51	Publix
Village Plaza[13]	Lakeland, FL	1989/2004/NA	27		64,504	64,504	76,088	140,592	140,592	122,462	87.1%	$1,328,303	$10.85	Circuit City, Staples

												Annualized Base
				Total Shopping Center GLA:					Company Owned GLA			Rent

				Anchors:
		Year Constructed/
		Acquired/ Year of				Total	Non-
		Latest Renovation	Number	Anchor	Company	Anchor	Anchor
Property	Location	or Expansion(3)	of Units	Owned	Owned	GLA	GLA	Total	Total	Leased	Occupancy	Total	PSF	Anchors [8]

Vista Plaza[13]	Jensen Beach, FL	1998/2004/NA	9		87,191	87,191	22,689	109,880	109,880	109,880	100.0%	$1,415,233	$12.88	Bed, Bath & Beyond, Circuit City, Michael’s
West Broward Shopping Center[13]	Plantation, FL	1965/2005/NA	19		81,801	81,801	74,435	156,236	156,236	156,236	100.0%	$1,531,980	$9.81	Badcock, National Pawn Shop, Save- A-Lot, US Postal Service

Total/ Weighted Average			610	340,680	2,136,029	2,476,709	1,549,064	4,025,773	3,685,093	3,527,617	95.7%	$38,115,004	$10.80

Georgia
Centre at Woodstock	Woodstock, GA	1997/2004/NA	14		51,420	51,420	35,328	86,748	86,748	83,448	96.2%	$1,018,400	$12.20	Publix
Conyers Crossing	Conyers, GA	1978/1998/1989	15		138,915	138,915	31,560	170,475	170,475	167,900	98.5%	$886,848	$5.28	Burlington Coat Factory, Hobby Lobby
Holcomb Center	Alpharetta, GA	1986/1996/NA	23		39,668	39,668	67,385	107,053	107,053	37,787	35.3%	$377,311	$9.99
Horizon Village	Suwanee, GA	1996/2002/NA	22		47,955	47,955	49,046	97,001	97,001	90,461	93.3%	$1,077,400	$11.91	Publix
Indian Hills	Calhoun, GA	1988/1997/NA	18		97,930	97,930	35,200	133,130	133,130	120,330	90.4%	$727,548	$6.05	Goody’s, Ingles Market, Tractor Supply
Mays Crossing	Stockbridge, GA	1984/1997/1986	19		100,244	100,244	37,040	137,284	137,284	103,384	75.3%	$638,723	$6.18	Big Lots, Dollar Tree
Promenade at Pleasant Hill	Duluth, GA	1993/2004/NA	36		199,555	199,555	95,000	294,555	294,555	272,555	92.5%	$2,306,974	$8.46	Old Time Pottery, Publix

Total/ Weighted Average			147	—	675,687	675,687	350,559	1,026,246	1,026,246	875,865	85.3%	$7,033,204	$8.03

Indiana
Merchants’ Square	Carmel, IN	1970/2004/NA	51	80,000	69,504	149,504	208,015	357,519	277,519	261,420	94.2%	$3,315,263	$12.68	Marsh [1], Cost Plus, Hobby Lobby

Total/ Weighted Average			51	80,000	69,504	149,504	208,015	357,519	277,519	261,420	94.2%	$3,315,263	$12.68

Maryland
Crofton Centre	Crofton, MD	1974/1996/NA	17		176,376	176,376	75,171	251,547	251,547	251,547	100.0%	$1,741,968	$6.93	Super Valu, Kmart, Leather Expo

Total/ Weighted Average			17	—	176,376	176,376	75,171	251,547	251,547	251,547	100.0%	$1,741,968	$6.93

Michigan
Auburn Mile	Auburn Hills, MI	2000/1999/NA	8	533,659	64,298	597,957	29,134	627,091	93,432	93,432	100.0%	$972,758	$10.41	Best Buy[1], Target[1], Meijer[1], Costco[1], Joann etc Staples
Beacon Square[12]	Grand Haven, MI	2004/2004/NA	8	103,316	—	103,316	31,653	134,969	31,653	31,653	100.0%	$506,352	$16.00	Home Depot[1]
Clinton Pointe	Clinton Twp., MI	1992/2003/NA	14	112,000	65,735	177,735	69,595	247,330	135,330	109,030	80.6%	$1,059,831	$9.72	OfficeMax, Sports Authority, Target[1]
Clinton Valley Mall	Sterling Heights, MI	1977/1996/2002	8		55,175	55,175	52,571	107,746	107,746	104,897	97.4%	$1,462,023	$13.94	Office Depot, DSW Shoe Warehouse
Clinton Valley	Sterling Heights, MI	1985/1996/NA	12		50,262	50,262	51,160	101,422	101,422	71,647	70.6%	$529,876	$7.40	Big Lots
Eastridge Commons	Flint, MI	1990/1996/2001[10]	16	117,777	124,203	241,980	45,637	287,617	169,840	163,304	96.2%	$1,651,247	$10.11	Farmer Jack (A&P)[5], Staples, Target[1], TJ Maxx
Edgewood Towne Center	Lansing, MI	1990/1996/2001[10]	15	209,272	23,524	232,796	62,233	295,029	85,757	85,757	100.0%	$855,352	$9.97	OfficeMax, Sam’s Club[1], Target[1]
Fairlane Meadows	Dearborn, MI	1987/2003/NA	23	175,830	56,586	232,416	80,922	313,338	137,508	135,708	98.7%	$2,055,465	$15.15	Best Buy, Office Depot[5], Target[1], Mervyn’s[1]
Fraser Shopping Center	Fraser, MI	1977/1996/NA	8		52,784	52,784	23,915	76,699	76,699	71,735	93.5%	$434,156	$6.05	Oakridge Market, Rite- Aid
Gaines Marketplace	Gaines Twp., MI	2004/2004/NA	12		351,981	351,981	35,548	387,529	387,529	387,529	100.0%	$1,608,585	$4.15	Meijer, Staples, Target

												Annualized Base
				Total Shopping Center GLA:					Company Owned GLA			Rent

				Anchors:
		Year Constructed/
		Acquired/ Year of				Total	Non-
		Latest Renovation	Number	Anchor	Company	Anchor	Anchor
Property	Location	or Expansion(3)	of Units	Owned	Owned	GLA	GLA	Total	Total	Leased	Occupancy	Total	PSF	Anchors [8]

Gratiot Crossing[13]	Chesterfield, MI	1980/2005	14		122,406	122,406	43,289	165,695	165,695	147,466	89.0%	$1,263,840	$8.57	Jo- Ann, Kmart
Hoover Eleven	Warren, MI	1989/2003/NA	56		138,361	138,361	150,571	288,932	288,932	271,666	94.0%	$3,185,174	$11.72	Kroger, Marshall’s, OfficeMax, TJ Maxx
Hunter’s Square[13]	Farmington Hills, MI	1988/2005/NA	32		189,132	189,132	164,205	353,337	353,337	346,617	98.1%	$5,879,088	$16.96	Bed Bath & Beyond, Borders, Loehmann’s Marshall’s, TJ Maxx
Jackson Crossing	Jackson, MI	1967/1996/2002	64	254,242	222,468	476,710	176,299	653,009	398,767	387,148	97.1%	$3,478,313	$8.98	Kohl’s Department Store, Sears[1], Target[1], TJ Maxx Toys ’R’ Us, Best Buy, Bed, Bath & Beyond, Jackson 10
Jackson West	Jackson, MI	1996/1996/1999	5		194,484	194,484	15,837	210,321	210,321	210,321	100.0%	$1,600,582	$7.61	Circuit City, Lowe’s, Michael’s, OfficeMax
Kentwood Towne Centre[2]	Kentwood, MI	1988/1996//NA	18	101,909	122,390	224,299	61,265	285,564	183,655	177,655	96.7%	$1,402,365	$7.89	Hobby Lobby, OfficeMax, Target[1]
Lake Orion Plaza	Lake Orion, MI	1977/1996/NA	9		114,574	114,574	14,878	129,452	129,452	127,132	98.2%	$554,374	$4.36	Farmer Jack (A&P), Kmart
Lakeshore Marketplace	Norton Shores, MI	1996/2003/NA	23		258,638	258,638	104,610	363,248	363,248	350,054	96.4%	$2,566,927	$7.33	Barnes & Noble, Dunham’s, Elder- Beerman Hobby Lobby, TJ Maxx, Toys ’R’ Us
Livonia Plaza	Livonia, MI	1988/2003/NA	20		90,831	90,831	42,912	133,743	133,743	127,643	95.4%	$1,304,667	$10.22	Kroger, TJ Maxx
Madison Center	Madison Heights, MI	1965/1997/2000	14		167,830	167,830	59,258	227,088	227,088	214,734	94.6%	$1,321,735	$6.16	Dunham’s, Kmart
Millennium Park[13]	Livonia, MI	2000/2005/NA	13	352,641	241,850	594,491	33,700	628,191	275,550	275,550	100.0%	$3,426,498	$12.44	Home Depot, Linens ’n Things, Marshall’s, Michael’s Petsmart, Costco[1], Meijer[1]
New Towne Plaza	Canton Twp., MI	1975/1996/2005	15		126,425	126,425	59,943	186,368	186,368	186,368	100.0%	$1,809,057	$9.71	Kohl’s Department Store, JoAnn
Oak Brook Square	Flint, MI	1982/1996/NA	22		57,160	57,160	83,057	140,217	140,217	96,437	68. 8%	$910,330	$9.44	TJ Maxx
Roseville Towne Center	Roseville, MI	1963/1996/2004	12		211,166	211,166	45,249	256,415	256,415	231,017	90.1%	$1,499,347	$6.49	Marshall’s, Wal- Mart
Southfield Plaza	Southfield, MI	1969/1996/2003	14		128,340	128,340	37,660	166,000	166,000	162,000	97.6%	$1,266,939	$7.82	Burlington Coat Factory, Marshall’s, Staples
Southfield Plaza Expansion[11]	Southfield, MI	1987/1996/2003	11		—	—	19,410	19,410	19,410	17,610	90.7%	$271,593	$15.42	No Anchor
Taylor Plaza	Taylor, MI	1970/1996/NA	1		—	—	—	—	—	—	0.0%	$—	$—	Turnover to Home Depot 11/29/05; in process of constructiong their own building
Tel-Twelve	Southfield, MI	1968/1996/2003	21		443,044	443,044	47,550	490,594	490,594	453,491	92.4%	$4,309,136	$9.50	Meijer, Lowe’s, Office Depot DSW Shoe Warehouse, Michael’s, MAJG Removed
Troy Marketplace[13]	Troy, MI	2000/2005	8	113267	95,683	208,950	23,813	232,763	119,496	94,996	79.5%	$1,889,848	$19.89	Linens N Things, Nordstom Rack, REI[1], Home Depot Expo Design[1]
West Acres Commons[7]	Flint, MI	1998/2001/NA	14		59,889	59,889	35,200	95,089	95,089	93,689	98.5%	$1,177,373	$12.57	Farmer Jack (A&P)[5]

												Annualized Base
				Total Shopping Center GLA:					Company Owned GLA			Rent

				Anchors:
		Year Constructed/
		Acquired/ Year of				Total	Non-
		Latest Renovation	Number	Anchor	Company	Anchor	Anchor
Property	Location	or Expansion(3)	of Units	Owned	Owned	GLA	GLA	Total	Total	Leased	Occupancy	Total	PSF	Anchors [8]

West Oaks I	Novi, MI	1979/1996/2004	7		226,839	226,839	19,028	245,867	245,867	245,867	100.0%	$2,444,098	$9.94	Circuit City, OfficeMax, DSW Shoe Warehouse Home Goods, Michael’s, Gander Mountain
West Oaks II	Novi, MI	1986/1996/2000	30	221,140	90,753	311,893	77,201	389,094	167,954	167,954	100.0%	$2,685,007	$15.99	Value City Furniture[6], Bed Bath & Beyond[6], Marshall’s, Toys ’R’ Us[1], Petco[1], Kohl’s Department Store[1], Joann etc
Winchester Center[13]	Rochester Hills, MI	1980/2005/NA	16		224,356	224,356	89,309	313,665	313,665	293,146	93.5%	$4,109,393	$14.02	Borders, Dick’s Sporting Goods, Linens ’n Things Marshall’s, Michael’s, Petsmart

Total/ Weighted Average			563	2,295,053	4,371,167	6,666,220	1,886,612	8,552,832	6,257,779	5,933,253	94.8%	$59,491,329	$10.03

New Jersey
Chester Springs Shopping Center	Chester, NJ	1970/1996/1999	40		81,760	81,760	142,393	224,153	224,153	217,773	97.2%	$2,904,211	$13.34	Shop- Rite Supermarket, Staples

Total/ Weighted Average			40	—	81,760	81,760	142,393	224,153	224,153	217,773	97.2%	$2,904,211	$13.34

North Carolina
Holly Springs Plaza	Franklin, NC	1988/1997/1992	16		124,484	124,484	31,100	155,584	155,584	155,584	100.0%	$884,049	$5.68	Ingles Market, Wal- Mart
Ridgeview Crossing	Elkin, NC	1989/1997/1995	16		168,659	168,659	36,890	205,549	205,549	205,549	100.0%	$1,124,454	$5.47	Belk Department Store, Ingles Market, Wal- Mart

Total/ Weighted Average			32	—	293,143	293,143	67,990	361,133	361,133	361,133	100.0%	$2,008,503	$5.56

Ohio
Crossroads Centre	Rossford, OH	2001/2001/NA	22	126,200	255,091	381,291	99,054	480,345	354,145	349,245	98.6%	$3,331,791	$9.54	Home Depot, Target[1], Giant Eagle, Michael’s Linens ’n Things
OfficeMax Center	Toledo, OH	1994/1996/NA	1		22,930	22,930	—	22,930	22,930	22,930	100.0%	$265,988	$11.60	OfficeMax
Spring Meadows Place	Holland, OH	1987/1996/2005	30	275,372	54,071	329,443	131,365	460,808	185,436	145,598	78.5%	$1,715,295	$11.78	Dick’s Sporting Goods[6], Media Play[6], Kroger[1], Target[1], TJ Maxx, OfficeMax
Troy Towne Center	Troy, OH	1990/1996/2003	17	90,921	107,584	198,505	37,026	235,531	144,610	141,970	98.2%	$954,791	$6.73	Sears Hardware, Wal-Mart[1], Kohl’s

Total/ Weighted Average			70	492,493	439,676	932,169	267,445	1,199,614	707,121	659,743	93.3%	$6,267,865	$9.50

South Carolina
Edgewood Square	North Augusta, SC	1989/1997/1997	15		207,829	207,829	20,375	228,204	228,204	177,704	77.9%	$995,888	$5.60	Bi- Lo Grocery, Wal- Mart[5]
Taylors Square	Taylors, SC	1989/1997/1995	13		207,454	207,454	31,021	238,475	238,475	238,475	100.0%	$1,408,612	$5.91	Wal- Mart

Total/ Weighted Average			28	—	415,283	415,283	51,396	466,679	466,679	416,179	89.2%	$2,404,500	$5.78

												Annualized Base
				Total Shopping Center GLA:					Company Owned GLA			Rent

				Anchors:
		Year Constructed/
		Acquired/ Year of				Total	Non-
		Latest Renovation	Number	Anchor	Company	Anchor	Anchor
Property	Location	or Expansion(3)	of Units	Owned	Owned	GLA	GLA	Total	Total	Leased	Occupancy	Total	PSF	Anchors [8]

Tennessee
Cumberland Gallery	New Tazewell, TN	1988/1997/NA	15		73,304	73,304	24,851	98,155	98,155	82,555	84.1%	$341,303	$4.13	Ingles Market, Wal- Mart
Highland Square	Crossville, TN	1988/1997/2005	20		145,147	145,147	35,620	180,767	180,767	136,125	75.3%	$834,272	$6.13	Kroger, Tractor Supply, Peebles
Northwest Crossing	Knoxville, TN	1989/1997/1995	11		273,535	273,535	29,933	303,468	303,468	266,393	87.8%	$1,353,319	$5.08	Wal- Mart, Ross Dress for Less
Northwest Crossing II	Knoxville, TN	1999/1999/NA	2		23,500	23,500	4,674	28,174	28,174	28,174	100.0%	$282,814	$10.04	OfficeMax
Stonegate Plaza	Kingsport, TN	1984/1997/1993	7		127,042	127,042	11,448	138,490	138,490	102,042	73.7%	$444,917	$4.36	Wal- Mart[5]
Tellico Plaza	Lenoir City, TN	1989/1997/NA	13		94,805	94,805	19,387	114,192	114,192	111,730	97.8%	$573,781	$5.14	Wal- Mart[4], Dollar General

Total/ Weighted Average			68	—	737,333	737,333	125,913	863,246	863,246	727,019	84.2%	$3,830,406	$5.27

Virginia
Aquia Towne Center	Stafford, VA	1989/1998/NA	40		117,195	117,195	122,847	240,042	240,042	226,342	94.3%	$2,375,418	$10.49	Super Valu[5], Big Lots, Northrop Grumman

Total/ Weighted Average			40	—	117,195	117,195	122,847	240,042	240,042	226,342	94.3%	$2,375,418	$10.49

Wisconsin
East Town Plaza	Madison, WI	1992/2000/2000	18	132,995	144,685	277,680	64,274	341,954	208,959	201,291	96.3%	$1,834,976	$9.12	Burlington, Marshalls, JoAnn, Borders, Toys R Us[1], Shopco[1]
West Allis Towne Centre	West Allis, WI	1987/1996/NA	31		216,634	216,634	112,980	329,614	329,614	291,796	88.5%	$2,096,351	$7.18	Kmart, Kohl’s Supermarket (A&P)[5], Dollar Tree Big Lots

Total/ Weighted Average			49	132,995	361,319	494,314	177,254	671,568	538,573	493,087	91.6%	$3,931,326	$7.97

PORTFOLIO TOTAL/ WEIGHTED AVERAGE			1720	3,443,666	9,967,373	13,411,039	5,032,259	18,443,298	14,999,632	14,051,479	93.7%	$134,125,261	$9.55

[1]	Anchor-owned store

[2]	77.87896% general partner interest

[3]	Represents year constructed/acquired/year of latest renovation or expansion by either the Company or the former Ramco Group, as applicable.

[4]	Wal-Mart currently is not occupying its leased premises in this shopping center but remains obligated to pay under the terms of the respective lease agreement. The space leased by Wal-Mart has been subleased to third parties

[5]	Tenant closed — lease obligated

[6]	Owned by others

[7]	40% joint venture interest

[8]	We define anchor tenants as single tenants which lease 19,000 square feet or more at a property.

[9]	50% general partner interest

[10]	10% joint venture interest

[11]	30% joint venture interest

Tenant Information
      The following table sets forth, as of December 31, 2005, information regarding space leased to tenants which in each case, individually account for 2% or more of total annualized base rental revenue from our properties:

	Total	Annualized	Annualized	Aggregate	% of Total
	Number of	Base Rental	Base Rental	GLA Leased	Company
Tenant	Stores	Revenue	Revenue	by Tenant	Owned GLA

Wal-Mart	10	$5.091,373	3.8%	1,170,636	7.7%
TJ Maxx/Marshalls	18	5,027,664	3.8%	579,613	3.8%
Publix	11	4,097,821	3.1%	523,374	3.5%
Linens n’ Things	7	2,911,789	2.2%	238,067	1.6%
OfficeMax	11	2,846,639	2.1%	254,020	1.7%
Kmart	6	2,717,603	2.0%	606,720	4.0%
      Included in the 10 Wal-Mart locations listed in the above table are three locations (representing approximately 291,000 square feet of GLA) which are leased to, but not currently occupied by Wal-Mart, although Wal-Mart remains obligated under the respective lease agreements. The leases for these three Wal-Mart properties expire between 2008 and 2009. Wal-Mart has entered into various subleases with respect to certain of such locations, and sub-tenants currently occupy approximately 34,000 of the 291,000 square feet of GLA.
      The following table sets forth the total GLA leased to anchors, retail tenants, and available space, in the aggregate, of our properties as of December 31, 2005:

	Annualized	% of Annualized		% of Total
	Base Rental	Base Rental	Company	Company
Type of Tenant	Revenue	Revenue	Owned GLA	Owned GLA

Anchor	$69,098,541	51.5%	9,589,032	63.9%
Retail (non-anchor)	65,026,720	48.5%	4,462,447	29.8%
Available	—	—	948,153	6.3%

Total	$134,125,261	100.0%	14,999,632	100.0%

      The following table sets forth as of December 31, 2005, the total GLA leased to national, regional and local tenants, in the aggregate, of our properties.

				% of Total
	Annualized	% of Annualized	Aggregate	Company
	Base Rental	Base Rental	GLA Leased	Owned GLA
Type of Tenant	Revenue	Revenue	by Tenant	Leased

National	$91,206,808	68.0%	9,757,151	69.4%
Local	24,123,858	18.0%	1,756,459	12.5%
Regional	18,794,595	14.0%	2,537,869	18.1%

Total	$134,125,261	100.0%	14,051,479	100.0%

      The following table sets forth lease expirations for the next five years at our properties assuming that no renewal options are exercised.

				% of		% of Total
				Annualized		Company
		Average Base	Annualized	Base Rental	Leased	Owned GLA
		Rental Revenue per	Base Rental	Revenue as of	Company	Leased
	No. of	sq. ft. as of	Revenue as of	12/31/05	Owned GLA	Represented
	Leases	12/31/05 Under	12/31/05 Under	Represented by	Expiring (in	by Expiring
Lease Expiration	Expiring	Expiring Leases	Expiring Leases	Expiring Leases	square feet)	Leases

2006	265	$12.14	$10,804,628	8.1%	890,070	6.3%
2007	231	10.70	11,990,371	8.9%	1,120,761	8.0%
2008	270	9.70	17,435,635	13.0%	1,796,880	12.8%
2009	212	9.17	14,894,370	11.1%	1,624,632	11.6%
2010	206	11.39	15,060,482	11.2%	1,322,632	9.4%

Item 3.	Legal Proceedings.
      The IRS is currently conducting an examination of us for our taxable years ended December 31, 1996 and 1997. On April 13, 2005, the IRS issued two examination reports to us with respect to this examination. The first examination report seeks to disallow certain deductions and losses we took in 1996 and to disqualify us as a REIT for the years 1996 and 1997. The second report also proposes to disqualify us as a REIT for our taxable years ended December 31, 1998 through 2000, years we had not previously been notified were under examination, and to not allow us to reelect REIT status for 2001 through 2004. See Note 20 to the Consolidated Financial Statements appearing elsewhere in this report for a further description of these matters, which is hereby incorporated by reference.
      Except as stated above and for ordinary routine litigation incidental to our business, there are no material pending legal proceedings, or to our knowledge, threatened legal proceedings, against or involving us or our properties.

Item 4.	Submission of Matters to a Vote of Security Holders.
      None
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
      Market Information — Our common shares are currently listed and traded on the New York Stock Exchange (“NYSE”) under the symbol “RPT”. On March 1, 2006, the closing price of our common shares on the NYSE was $29.10.
      The following table shows high and low closing prices per share for each quarter in 2005 and 2004.

	Share Price

Quarter Ended	High	Low

March 31, 2005	$32.19	$26.98
June 30, 2005	29.28	26.45
September 30, 2005	30.14	28.02
December 31, 2005	29.06	25.81
March 31, 2004	$29.20	$26.98
June 30, 2004	29.00	22.50
September 30, 2004	27.90	24.45
December 31, 2004	32.87	26.41
      Holders — The number of holders of record of our common shares was 2,447 as of March 1, 2006.

      Dividends  — We declared the following cash distributions per share to our common shareholders for the years ended December 31, 2005 and 2004:

	Dividend
Record Date	Distribution	Payment Date

March 20, 2005	$0.4375	April 1, 2005
June 20, 2005	$0.4375	July 1, 2005
September 20, 2005	$0.4375	October 3, 2005
December 20, 2005	$0.4375	January 3, 2006

	Dividend
Record Date	Distribution	Payment Date

March 31, 2004	$0.42	April 20, 2004
June 20, 2004	$0.42	July 1, 2004
September 20, 2004	$0.42	October 1, 2004
December 20, 2004	$0.42	January 3, 2005
      Under the Code, a REIT must meet certain requirements, including a requirement that it distribute annually to its shareholders at least 90% of its taxable income. Distributions paid by us are at the discretion of our board of trustees and depend on our actual net income available to common shareholders, cash flow, financial condition, capital requirements, the annual distribution requirements under REIT provisions of the Code and such other factors as the board of trustees deems relevant.
      We have a Dividend Reinvestment Plan (the “DRP”) which allows our common shareholders to acquire additional common shares by automatically reinvesting cash dividends. Shares are acquired pursuant to the DRP at a price equal to the prevailing market price of such common shares, without payment of any brokerage commission or service charge. Common shareholders who do not participate in the DRP continue to receive cash distributions, as declared.
      Equity compensation plan information required by Item 201(d) of Regulation S-K is incorporated herein by reference from our definitive proxy statement to be filed with the SEC within 120 days after the end of the year covered by this Annual Report.
      Issuer Repurchases — In December 2005, the Board of Trustees authorized the repurchase, at management’s discretion, of up to $15.0 million of the Company’s common shares. The program allows the Company to repurchase its common shares from time to time in the open market or in privately negotiated transactions.

Item 6.	Selected Financial Data (in thousands, except per share data and number of properties).
      The following table sets forth our selected consolidated financial data and should be read in conjunction with the Consolidated Financial Statements and Notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere in this report. In particular, the financial information below gives effect to the discontinued operations discussed in Note 3 of the Consolidated Financial Statements appearing elsewhere in this report.

	Year Ended December 31,

	2005	2004	2003	2002	2001

Operating Data:
Total revenue	$141,623	$122,741	$98,589	$81,521	$79,559
Operating income	12,972	15,149	5,744	4,422	6,431
Gain on sales of real estate	1,136	2,408	263	—	5,550
Income from continuing operations	13,940	10,974	5,151	4,308	9,004
Discontinued operations, net of minority interest(1)
Gain on sale of property	—	—	897	2,164	—
Income from operations	4,553	4,146	4,430	4,091	4,941
Net income	18,493	15,120	10,478	10,563	13,945
Preferred share dividends	(6,655)	(4,814)	(2,375)	(1,151)	(3,360)
Gain on redemption of preferred shares	—	—	—	2,425	—
Net income available to common shareholders	$11,838	$10,306	$8,103	$11,837	$10,585
Earnings Per Share Data:
From continuing operations:
Basic	$0.43	$0.37	$0.20	$0.53	$0.79
Diluted	0.43	0.36	0.20	0.53	0.79
Net income:
Basic	$0.70	$0.61	$0.58	$1.12	$1.48
Diluted	0.70	0.60	0.57	1.11	1.47
Cash dividends declared per common share	$1.75	$1.68	$1.81	$1.68	$1.68
Distributions to common shareholders	$29,469	$28,249	$22,478	$16,249	$11,942
Weighted average shares outstanding:
Basic	16,837	16,816	13,955	10,529	7,105
Diluted	16,880	17,031	14,141	10,628	7,125
Balance Sheet Data:
Cash and cash equivalents	$14,929	$15,045	$19,883	$9,974	$5,542
Accounts receivable, net	32,341	26,845	30,109	21,299	17,427
Investment in real estate (before accumulated depreciation)	1,047,304	1,066,255	830,245	707,011	557,349
Total assets	1,125,275	1,043,778	826,279	697,770	552,529
Mortgages and notes payable	724,831	633,435	454,358	423,248	347,275
Total liabilities	774,442	673,401	489,318	451,169	371,167
Minority interest	38,423	40,364	42,643	46,358	48,157
Shareholders’ equity	$312,410	$330,013	$294,318	$200,242	$133,405
Other Data:
Funds from operations available to common shareholders(2)	$47,896	$41,379	$34,034	$27,883	$31,724
Cash provided by operating activities	44,560	46,387	26,685	19,266	25,359
Cash (used in) provided by investing activities	(85,914)	(105,563)	(81,868)	(81,125)	4,971
Cash provided by (used in) financing activities	41,238	54,338	65,092	64,300	(27,727)
Number of properties	84	74	64	59	57
Company owned GLA	15,000	13,022	11,483	10,006	9,789
Occupancy rate	93.7%	92.9%	89.7%	90.5%	95.5%

(1)	In accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” which we adopted on January 1, 2002, shopping centers that were sold or classified as held for sale subsequent to December 31, 2001 have been classified as discontinued operations for all periods presented. Shopping centers that were sold prior to January 1, 2002 are included in gain on sales of real estate.

(2)	We consider funds from operations, also known as “FFO,” an appropriate supplemental measure of the financial performance of an equity REIT. Under the National Association of Real Estate Investment Trusts (“NAREIT”) definition, FFO represents net income, excluding extraordinary items (as defined under accounting principles generally accepted in the United States of America (“GAAP”)) and gain (loss) on sales of depreciable property, plus real estate related depreciation and amortization (excluding amortization of financing costs), and after adjustments for unconsolidated partnerships and joint ventures. FFO should not be considered an alternative to GAAP net income as an indication of our performance. We consider FFO to be a useful measure for reviewing our comparative operating and financial performance between periods or to compare our performance to different REITs. However, our computation of FFO may differ from the methodology for calculating FFO utilized by other real estate companies, and therefore, may not be comparable to these other real estate companies. A reconciliation of FFO to net income is included under the heading, “Funds From Operations” in Item 7.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
      The following discussion should be read in conjunction with the consolidated financial statements, the notes thereto, and the comparative summary of selected financial data appearing elsewhere in this report. The financial information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the discontinued operations discussed in Note 3 of the Consolidated Financial Statements appearing elsewhere in this report.
Overview
      We are a publicly-traded REIT which owns, develops, acquires, manages and leases community shopping centers (including power centers and single-tenant retail properties) and one regional mall in the midwestern, southeastern and mid-Atlantic regions of the United States. At December 31, 2005, our portfolio consisted of 83 community shopping centers, of which fifteen are power centers and two are single tenant retail properties, as well as one enclosed regional mall, totaling approximately 18.6 million square feet of GLA. We own approximately 15.0 million square feet of such GLA, with the remaining portion owned by various anchor stores.
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

      The highlights of our 2005 activity reflect this strategy:

•	We acquired nine properties through our joint venture with ING Clarion (bringing the total centers purchased to date to twelve) with an aggregate purchase price of $378.4 million and comprising over 2.4 million square feet of GLA.

•	In December 2005, we purchased Kissimmee West, a 300,186 square foot community shopping center located in Kissimmee, Florida. The Center is anchored owned by a 184,600 square foot Super Target, and is also anchored by a 35,000 square foot JoAnn Fabrics and a 32,000 square foot Marshalls.

•	We commenced the development of Rossford Pointe in Rossford, Ohio and The Shoppes of Fairlane Meadows in Dearborn, Michigan. At year-end, we also had a number of substantial development projects in process that encompass over 1.6 million square feet GLA. Beacon Square in Grand Haven, Michigan and Gaines Marketplace in Gaines Township, Michigan are substantially complete and the third development project, River City Marketplace in Jacksonville, Florida, is the largest center presently under construction and has over 230,000 square feet of GLA already leased.

•	During 2005, we opened 105 new non-anchor stores, at an average base rent of $14.63 per square foot. We also renewed 144 non-anchor leases, at an average base rent of $13.88, achieving an increase of 4.2% over prior rental rates. Additionally, we signed eight new anchor leases during the year. Overall portfolio average base rents increased to $9.55 in 2005 from $8.83 in 2004. Same center net operating income increased 2.3% over 2004. The portfolio was 93.7% leased at 2005 year-end compared to 92.9% at 2004 year-end.

•	In December 2005, we entered into a new $250 million unsecured credit facility.

•	During 2005, we retired $99 million of long-term debt, with a blended interest rate of 8.3% and replaced the debt with new loans of $66 million, due in 2016, having a blended interest rate of approximately 5.2%.

•	We increased the annual dividend to $1.75 per share.

•	The strength of our portfolio combined with acquisitions brought into operation since January 1, 2004 allowed us to increase our total revenue by 15.4% in 2005.
Critical Accounting Policies
      The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements. It is our opinion that we fully disclose our significant accounting policies in the notes to our consolidated financial statements. The following discussion relates to what we believe to be our most critical accounting policies that require our most difficult, subjective or complex judgment.
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
Accounting for the Impairment of Long-Lived Assets
      We continually review whether events and circumstances subsequent to the acquisition or development of long-term assets, or intangible assets subject to amortization, have occurred that indicate the remaining estimated useful lives of those assets may warrant revision or that the remaining balance of those assets may not be recoverable. If events and circumstances indicate that the long-lived assets should be reviewed for possible impairment, we use projections to assess whether future cash flows, on a non-discounted basis, for the related assets are likely to exceed the recorded carrying amount of those assets to determine if a write-down is appropriate. If we identify impairment, we will report a loss to the extent that the carrying value of an impaired asset exceeds its fair value as determined by valuation techniques appropriate in the circumstances.
      In determining the estimated useful lives of intangibles assets with finite lives, we consider the nature, life cycle position, and historical and expected future operating cash flows of each asset, as well as our commitment to support these assets through continued investment.
      During 2004, we recognized an impairment loss of $4.8 million related to our 10% investment in PLC Novi West Development. This investment was accounted for by the equity method of accounting. There were no impairment charges for the years ended December 31, 2005 or 2003. See Note 14 of the Consolidated Financial Statements appearing elsewhere in this report.
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
Off Balance Sheet Arrangements
      We have six off balance sheet investments in which we own 50% or less of the total ownership interests. We provide leasing, development and property management services to the joint ventures. These investments are accounted for by the equity method. Our level of control of these joint ventures is such that we are not required to include them as consolidated subsidiaries. See Note 7 to the Consolidated Financial Statements appearing elsewhere in this report.
Results of Operations
Comparison of the Year Ended December 31, 2005 to the Year Ended December 31, 2004
      For purposes of comparison between the years ended December 31, 2005 and 2004, “same center” refers to the shopping center properties owned as of January 1, 2004 and December 31, 2005. We made eight acquisitions in 2004 and one acquisition in 2005. In addition, we increased our partnership interests in Ramco Gaines, LLC and 28th Street Kentwood Associates, which are now included in our consolidated financial statements. These properties are collectively referred to as “Acquisitions” in the following discussion.
     Revenues
      Total revenues increased 15.4%, or $18.9 million, to $141.6 million in 2005 as compared to $122.7 million in 2004. Of the increase, $8.1 million was the result of increased minimum rents, $5.4 million was the result of increased recoveries from tenants and $3.0 million was the result of increased fees and management income.

      Minimum rents increased 9.6%, or $8.1 million, in 2005. Acquisitions contributed $9.2 million to the increase in minimum rents in 2005, as shown in the table below.

	Increase

	Amount
	(millions)	Percentage

Same Center	$(1.1)	(1.2)%
Acquisitions	9.2	10.8

	$8.1	9.6%

      The decrease in same center minimum rents during 2005 is principally attributable to the termination of Media Play and Circuit City leases at our Tel-Twelve center and the redevelopment during 2005 of our Northwest Crossing and Spring Meadows shopping centers.
      Recoveries from tenants increased $5.4 million, or 16.4%, to $38.5 million in 2005 as compared to $33.1 million in 2004. Acquisitions contributed $3.5 million of the increase. The balance of the increase is primarily attributable to the increase in recoverable operating expenses in 2005 when compared to the same period in 2004. The overall recovery ratio was 97.9% in 2005, compared to 94.5% in 2004. The increase in this ratio is a result of increased occupancy levels during 2005 compared to the prior year. The following two tables include recovery revenues and related expenses that comprise the recovery ratio.
      The net increase in recoveries from tenants is comprised of the following:

	Increase (Decrease)

	Amount
	(millions)	Percentage

Same Center	$1.9	5.8%
Acquisitions	3.5	10.6

	$5.4	16.4%

      Recoverable operating expenses, including real estate taxes, is a component of our recovery ratio. These expenses increased $4.4 million, or 12.4%, in 2005.

	Increase

	Amount
	(millions)	Percentage

Same Center	$1.3	3.6%
Acquisitions	3.1	8.8

	$4.4	12.4%

      Fees and management income was $3.0 million higher in 2005 compared to 2004. Acquisition and development fees earned from our joint ventures increased $2.1 million to $3.4 million in 2005, compared to $1.3 million in 2004. Management fees, earned principally from our joint ventures, increased $0.6 million in 2005 compared to 2004. Construction coordination fee earned at the Jacksonville joint venture amounted to $0.2 million in 2005.
      Other income increased $2.4 million to $4.0 million in 2005, and the increase was primarily attributable to higher lease termination fees earned during 2005 compared to the same period in 2004.
     Expenses
      Total expenses for 2005 increased $21.1 million, or 19.6%, to $128.7 million as compared to $107.6 million for 2004. The increase consists of a $4.4 million increase in total recoverable expenses (see table above), including recoverable operating expenses and real estate taxes, a $4.9 million increase in depreciation expense, a $7.9 million increase in interest expense, and a $2.4 million increase in general and administrative expenses. Acquisitions accounted for $11.2 million of the increase in total expenses.

      Other operating expenses increased $1.6 million from $1.6 million in 2004 to $3.2 million in 2005. Acquisitions accounted for $1.4 million of the increase.
      Depreciation and amortization expense increased $4.9 million, or 19.4%, to $30.2 million for 2005. Depreciation expense related to our Acquisitions contributed $3.1 million of the increase. Depreciation expense also increased as a result of the write-off of $1.0 million of unamortized tenant improvement costs related to the termination of a tenant at the Tel-Twelve shopping center.
      General and administrative expenses increased $2.4 million to $13.5 million in 2005, as compared to $11.1 million in 2004. The increase is principally attributable to increases in audit and tax fees, as well as increased salaries and benefits during 2005 compared to 2004. Contributing to the increase in salaries and benefits was the impact of a reduction in the capitalization of these costs as a result of more development projects with joint venture partners during the current year and an increase in the write-off of proposed development costs.
      Interest expense increased 22.9% or $7.9 million in 2005. The summary below identifies the increase by its various components.

			Increase
	2005	2004	(Decrease)

Average total loan balance	$674,360	$527,201	$147,159
Average rate	6.1%	6.4%	(0.3)%
Total Interest	$41,042	$33,936	$7,106
Amortization of loan fees	2,283	1,292	991
Capitalized interest and other	(904)	(703)	(201)

	$42,421	$34,525	$7,896

      Income from discontinued operations in 2005 and 2004 consists of the nine properties classified as real estate assets held for sale.

Comparison of the Year Ended December 31, 2004 to the Year Ended December 31, 2003
      For purposes of comparison between the years ended December 31, 2004 and 2003, “same center” refers to the shopping center properties owned as of January 1, 2003 and December 31, 2004. We made six acquisitions during 2003 and eight acquisitions in 2004. In addition, we increased our partnership interest in 28th Street Kentwood Associates, which is now included in our consolidated financial statements. These properties are collectively referred to as “Acquisitions” in the following discussion.
     Revenues
      Total revenues increased 24.5%, or $24.1 million, to $122.7 million in 2004 as compared to $98.6 million in 2003. Of the increase, $18.7 million was the result of increased minimum rents and $5.3 million was the result of increased recoveries from tenants.
      Minimum rents increased 28.3%, or $18.7 million in 2004. The increase is primarily related to Acquisitions, as shown in the table below.

	Increase

	Amount
	(millions)	Percentage

Same Center	$2.5	3.8%
Acquisitions	16.2	24.5

	$18.7	28.3%

      The increase in same center minimum rents is principally attributable to the leases of new tenants throughout our same center portfolio in 2004.

      Recoveries from tenants increased 19.1%, or $5.3 million, in 2004. The increase is primarily related to Acquisitions. The overall recovery ratio was 94.5% in 2004 compared to 93.4% in 2003. The increase in this ratio is primarily related to the completion of various redevelopment projects during 2004. The following two tables include recovery revenues and related expenses that comprise the recovery ratio.
      The net increase in recoveries from tenants is comprised of the following:

	Increase

	Amount
	(millions)	Percentage

Same Center	$0.1	0.5%
Acquisitions	5.2	18.6

	$5.3	19.1%

      Recoverable operating expenses, including real estate taxes, is a component of our recovery ratio. These expenses increased 17.7%, or $5.3 million, in 2004.

	Increase (Decrease)

	Amount
	(millions)	Percentage

Same Center	$(0.1)	(0.5)%
Acquisitions	5.4	18.2

	$5.3	17.7%

      Fees and management income increased $1.1 million to $2.5 million in 2004 from $1.4 million for 2003. The increase is primarily due to leasing fees earned from our joint venture entity, Ramco Gaines, LLC, the owner of the Gaines Marketplace center. Other income decreased $747,000 to $1.6 million in 2004 from $2.3 million for 2003. The decrease was primarily attributable to lower termination fees earned in 2004 when compared to 2003 offset by $336,000 of bankruptcy distributions received from Kmart Corporation during 2004 for rental expense that was previously written off.
     Expenses
      Total expenses increased 15.9%, or $14.7 million, in 2004, as compared to 2003. Real estate taxes and recoverable operating expenses increased $5.3 million, depreciation and amortization increased $4.5 million and general and administrative expenses increased $2.4 million. The increase in real estate taxes and recoverable operating expenses and depreciation and amortization expense is primarily attributable to Acquisitions.
      Other operating expenses decreased $2.4 million from $4.0 million in 2003 to $1.6 million in 2004. The decrease is principally related to a lease assignment made by Kmart Corporation at our Tel-Twelve shopping center that was accounted for as a lease termination in 2003. As a result, the straight-line rent receivable of approximately $3.0 million was written off in the second quarter of 2003.
      Depreciation and amortization expense increased $4.5 million to $25.3 million in 2004 as compared to $20.8 million in 2003. Depreciation expense related to Acquisitions contributed $4.2 million of the increase. Depreciation expense related to same centers contributed $0.3 million of the increase, and such increase primarily related to redevelopment projects completed during 2003 and 2004.
      General and administrative expenses were $11.1 million in 2004, as compared to $8.8 million in 2003. Due to our growth, primarily related to shopping center acquisitions, expansions and developments during the past two years, salaries, bonuses and benefits increased $1.1 million. During 2004, state and local taxes also increased $1.4 million which was primarily the result of utilizing various tax credits in 2003 reducing the Michigan Single Business Tax for that year.
      In 2004, we incurred an impairment loss of $4.8 million related to our equity investment in PLC Novi West Development.

      Interest expense increased 17.3%, or $5.1 million, in 2004. The increase was primarily due to a higher average total loan balance in 2004 than in 2003.
      Income from discontinued operations in 2004 and 2003 consists of the nine properties classified as real estate assets held for sale. In addition, income from discontinued operations in 2004 consists of $15,000 of percentage rent revenues net of minority interest for Ferndale Plaza shopping center, which was sold in December 2003. In 2003, income from discontinued operations included operating income of Ferndale Plaza for 12 months and the gain on sale of Ferndale of $897,000, net of minority interest.
Liquidity and Capital Resources
      The acquisitions, developments and redevelopments, including expansion and renovation programs, that we made during 2005 generally were financed though cash provided from operating activities, credit facilities, mortgage refinancings, and mortgage assumptions (as a result of acquisitions). Total debt outstanding was approximately $724.8 million at December 31, 2005 as compared to $633.4 million at December 31, 2004. In 2005, the increase in our debt was due primarily to the funding of acquisitions, development and expansion activity.
      At December 31, 2005, our market capitalization amounted to $1.3 billion. Market capitalization consisted of $724.8 million of debt (including property-specific mortgages, an unsecured credit facility consisting of a term loan facility and a revolving credit facility, and a bridge term loan), $25.0 million of Series B Preferred Shares, $53.8 million of Series C Preferred Shares, and $527.0 million of Common Shares and Operating Partnership Units at market value. Our debt to total market capitalization was 54.5% at December 31, 2005, as compared to 46.5% at December 31, 2004. After taking into account the impact of converting our variable rate debt into fixed rate debt by use of interest rate swap agreements, our outstanding debt at December 31, 2005 had a weighted average interest rate of 6.0% and consisted of $471.8 million of fixed rate debt and $253.0 million of variable rate debt. Outstanding letters of credit issued under the Credit Facility total approximately $2.1 million.
      The principal uses of our liquidity and capital resources are for operations, acquisitions, developments, redevelopments, including expansion and renovation programs, and debt repayment, as well as dividend payments in accordance with REIT requirements and repurchase of our common shares. We anticipate that the combination of cash on hand, the availability under our Credit Facility, possible equity and debt offerings and the sale of existing properties will satisfy our expected working capital requirements through at least the next 12 months and allow us to achieve continued growth. Although we believe that the combination of factors discussed above will provide sufficient liquidity, no such assurance can be given.
      The following is a summary of our cash flow activities (dollars in thousands):

	Year Ended December 31,

	2005	2004	2003

Cash provided by operating activities	$44,605	$46,387	$26,685
Cash used in investing activities	(85,959)	(105,563)	(81,868)
Cash provided by financing activities	41,238	54,338	65,092
      To maintain our qualification as a REIT under the Code, we are required to distribute to our shareholders at least 90% of our “Real Estate Investment Trust Taxable Income” as defined in the Code. We satisfied the REIT requirement with distributed common and preferred share dividends of $36.1 million in 2005, $32.0 million in 2004 and $24.9 million in 2003.
Financing Activity
      On December 13, 2005, the Company entered into a $250 million unsecured credit facility (the “Credit Facility”) consisting of a $100 million unsecured term loan facility and a $150 million unsecured revolving credit facility. The Credit Facility provides that the unsecured revolving credit facility may be increased by up to $100 million at the Company’s request, for a total unsecured revolving credit facility commitment of

$250 million. The unsecured term loan matures in December 2010 and bears interest at a rate equal to LIBOR plus 130 to 165 basis points. The unsecured revolving credit facility matures in December 2008 and bears interest at a rate equal to LIBOR plus 115 to 150 basis points. The Company has the option to extend the maturity date of the unsecured revolving credit facility to December 2010. The proceeds were used to retire borrowings under the Company’s previous unsecured revolving credit facility and secured revolving credit facility, a bridge loan and a construction loan. It is anticipated that funds borrowed under the Credit Facility will be used for general corporate purposes, including working capital, capital expenditures, the repayment of indebtedness or other corporate activities.
      The new facility replaces the Company’s $160 million secured revolving credit facility and $40 million unsecured revolving credit facility, which were due to expire on December 29, 2005.
      During 2005, the Company repaid $99.3 million in mortgage loans on ten shopping centers with a weighted average interest rate of 8.3%. The loans were repaid through an interim unsecured bridge term loan, which was subsequently reduced by proceeds from new secured long-term financing and our Credit Facility. The Company entered into long term loans for three of the ten shopping centers with total borrowings of $64.3 million. Each of the loans has a ten year maturity, with five years of interest only payments, and has a blended fixed interest rate of approximately 5.2%.
      Under terms of various debt agreements, we may be required to maintain interest rate swap agreements to reduce the impact of changes in interest rate on our floating rate debt. We have interest rate swap agreements with an aggregate notional amount of $20.0 million at December 31, 2005. Based on rates in effect at December 31, 2005, the agreements for notional amounts aggregating $20.0 million provide for fixed rates of 6.3% and expire in December 2008.
      After taking into account the impact of converting our variable rate debt into fixed rate debt by use of the interest rate swap agreements, at December 31, 2005, our variable rate debt accounted for approximately $253.0 million of outstanding debt with a weighted average interest rate of 5.8%. Variable rate debt accounted for approximately 34.9% of our total debt and 19.0% of our total capitalization.
      The properties in which Operating Partnership owns an interest and which are accounted for by the equity method of accounting are subject to non-recourse mortgage indebtedness. At December 31, 2005, our pro rata share of non-recourse mortgage debt on the unconsolidated properties (accounted for by the equity method) was $79.1 million with a weighted average interest rate of 7.1%. Fixed rate debt amounted to $76.1 million, or 96.2%, of our pro rata share.
      The mortgage loans encumbering our properties, including properties held by our unconsolidated joint ventures, are generally non-recourse, subject to certain exceptions for which we would be liable for any resulting losses incurred by the lender. These exceptions vary from loan to loan but generally include fraud or a material misrepresentation, misstatement or omission by the borrower, intentional or grossly negligent conduct by the borrower that harms the property or results in a loss to the lender, filing of a bankruptcy petition by the borrower, either directly or indirectly, and certain environmental liabilities. In addition, upon the occurrence of certain of such events, such as fraud or filing of a bankruptcy petition by the borrower, we would be liable for the entire outstanding balance of the loan, all interest accrued thereon and certain other costs, penalties and expenses.
Investments in Unconsolidated Entities
      In March 2004, we formed Beacon Square Development LLC (“Beacon Square”) and invested $50,000 for a 10% interest in Beacon Square and an unrelated party contributed capital of $450,000 for a 90% interest. We also transferred land and certain improvements to the joint venture for an amount equal to our cost and received a note receivable from the joint venture in the same amount, which was subsequently repaid. In June 2004, Beacon Square obtained a variable rate construction loan from a financial institution, in an amount not to exceed $6.8 million, which loan is due in August 2007. The joint venture also has mezzanine fixed rate debt from a financial institution, in the amount of $1.3 million, due August 2007. Beacon Square has an investment in real estate assets of approximately $5.0 million and other liabilities of $2.0 million, as of December 31, 2005.
      In June 2004, we formed Ramco Gaines LLC (“Gaines”) and invested $50,000 for a 10% interest in Gaines, and an unrelated party contributed $450,000 for a 90% interest. We also transferred land and certain improvements to the joint venture for an amount equal to our cost and received a note receivable from the joint venture in the same amount, which was subsequently repaid. Prior to September 30, 2004, we had substantial continuing involvement in the property, and accordingly, we consolidated Gaines in our June 30, 2004 financial statements. In September 2004, due to changes in the joint venture agreement and financing arrangements, we did not have substantial continuing involvement and accordingly accounted for the investment on the equity method. This entity is developing a shopping center located in Gaines Township, Michigan. In September 2004, Gaines obtained a variable rate construction loan from a financial institution, in an amount not to exceed approximately $8.0 million, which loan is due in September 2007. The joint venture also has mezzanine fixed rate debt from a financial institution, in the amount of $1.5 million, due September 2007. Gaines had an investment in real estate assets of approximately $7.9 million, and other liabilities of $2.3 million, as of December 31, 2005.
      In December 2004, we formed Ramco Lion/ Venture LP (the “Venture”) with affiliates of Clarion Lion Properties Fund (“Clarion”), a private equity real estate fund and advised by ING Clarion Partners. We own 30% of the equity in the Venture and Clarion owns 70%. The Venture plans to acquire up to $450.0 million of stable, well — located community shopping centers located in the Southeast and Midwestern United States. The Company and Clarion have committed to contribute to the Venture up to $54.0 million and $126.0 million, respectively, of equity capital to acquire properties through September 2006. As of December 31, 2005, the Venture had acquired 12 shopping centers with an aggregate purchase price of $378.4 million.
      In March 2005, we formed Ramco Jacksonville, LLC (“Jacksonville”) to develop a shopping center in Jacksonville, Florida. We invested approximately $900,000 for a 20% interest in Jacksonville and an unrelated party contributed capital of approximately $3.7 million for an 80% interest. We also transferred land and certain improvements to the joint venture in the amount of approximately $8.0 million and $1.1 million of cash, respectively, for a note receivable from the joint venture in the aggregate amount of approximately $9.1 million.
      On November 10, 2005, we acquired an additional 90.0% interest in Gaines for (1) $586,000 in cash, (2) the assumption of a variable rate construction loan due in September 2007 in an amount not to exceed approximately $8.0 million, of which $7.8 million was outstanding and (3) a mezzanine fixed rate debt instrument due in September 2007 in the amount of $1.5 million, increasing our ownership interest in this entity to 100%.
Capital Expenditures
      During 2005, we spent approximately $9.9 million on revenue-generating capital expenditures, including tenant allowances, leasing commissions paid to third-party brokers, legal costs relative to lease documents and capitalized leasing and construction costs. These types of costs generate a return through rents from tenants over the terms of their leases. Revenue-enhancing capital expenditures, including expansions, renovations and repositionings, were approximately $28.4 million. Revenue neutral capital expenditures, such as roof and parking lot repairs, which are anticipated to be recovered from tenants, amounted to approximately $2.1 million.
      In 2006, we anticipate spending approximately $31.4 million for revenue-generating, revenue-enhancing and revenue neutral capital expenditures.
Real Estate Assets Held for Sale
      As of December 31, 2005, the Company had nine properties classified as real estate assets held for sale on its Consolidated Balance Sheet. The nine properties were reclassified to real estate assets held for sale when it was determined that the assets are in markets which are no longer consistent with the long-term objectives of the Company. The properties have an aggregate cost of approximately $75.8 million and are net of accumulated depreciation of approximately $13.8 million as of December 31, 2005. All periods presented reflect the operations of these nine properties as discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”
      On January 23, 2006, the Company sold seven of these shopping centers for the aggregate sale price of approximately $47.0 million, resulting in a gain of approximately $1.2 million. The shopping centers, which were sold as a portfolio to an unrelated third party, include: Cox Creek Plaza in Florence, Alabama; Crestview Corners in Crestview, Florida; Cumberland Gallery in New Tazewell, Tennessee; Holly Springs Plaza in Franklin, North Carolina; Indian Hills in Calhoun, Georgia; Edgewood Square in North Augusta, South Carolina; and Tellico Plaza in Lenoir City, Tennessee. The proceeds from the sale were used to pay down the Company’s unsecured revolving credit facility. The Company continues to actively market for sale the two remaining unsold properties.
Contractual Obligations
      The following are our contractual cash obligations as of December 31, 2005 (dollars in thousands):

		Payments Due by Period

		Less than	1 - 3	4 - 5	After 5
Contractual Obligations	Total	1 year	years	years	years

Mortgages and notes payable, excluding interest	$724,831	$29,784	$359,303	$151,697	$184,047
Employment contracts	345	345	—	—	—
Capital lease	11,522	630	1,890	1,260	7,742
Operating leases	8,102	805	2,547	1,663	3,087
Unconditional construction cost obligations	26,594	26,594	—	—	—

Total contractual cash obligations	$771,394	$58,158	$363,740	$154,620	$194,876

      At December 31, 2005, we did not have any contractual obligations that required or allowed settlement, in whole or in part, with consideration other than cash.
Mortgages and notes payable
      See the analysis of our debt included in “Financing Activity” above.
Employment Contracts
      We have employment contracts with various officers. See our definitive proxy statement to be filed with the SEC within 120 days after the year covered by this Annual Report for a discussion of these agreements.
Operating and Capital Leases
      We lease office space for our corporate headquarters and our Florida office under operating leases. We also have an operating and a capital ground lease at our Taylors Square and Gaines Marketplace shopping centers.
Construction Costs
      In connection with the development and expansion of various shopping centers as of December 31, 2005, we have entered into agreements for construction with an aggregate cost of approximately $26.6 million.
Capitalization
      Our capital structure at December 31, 2005 includes property-specific mortgages, an unsecured credit facility consisting of a term loan facility and a revolving credit facility, a bridge term loan, our Series B

Preferred Shares, our Series C Preferred Shares, our Common Shares and a minority interest in the Operating Partnership. At December 31, 2005, the minority interest in the Operating Partnership represented a 14.8% ownership in the Operating Partnership which, may under certain conditions, be exchanged for an aggregate of 2,929,000 Common Shares.
      As of December 31, 2005, the units in the Operating Partnership (“OP Units”) were exchangeable for our Common Shares on a one-for-one basis. We, as sole general partner of the Operating Partnership, have the option, but not the obligation, to settle exchanged OP Units held by others in cash based on the current trading price of our Common Shares. Assuming the exchange of all OP Units, there would have been 19,776,703 of our Common Shares outstanding at December 31, 2005, with a market value of approximately $527.0 million (based on the closing price of $26.65 per share on December 31, 2005).
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
Funds From Operations
      We consider funds from operations, also known as “FFO,” an appropriate supplemental measure of the financial performance of an equity REIT. Under the National Association of Real Estate Investment Trusts, or NAREIT, definition, FFO represents net income, excluding extraordinary items (as defined under GAAP) and gain (loss) on sales of depreciable property, plus real estate related depreciation and amortization (excluding amortization of financing costs), and after adjustments for unconsolidated partnerships and joint ventures. FFO is intended to exclude GAAP historical cost depreciation and amortization of real estate investments, which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions and many companies utilize different depreciable lives and methods. Because FFO excludes depreciation and amortization unique to real estate, gains and losses from depreciable property dispositions and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, acquisition and development activities and interest costs, which provides a perspective of our financial performance not immediately apparent from net income determined in accordance with GAAP. In addition, FFO does not include the cost of capital improvements, including capitalized interest.
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

      The following table illustrates the calculations of FFO (in thousands, except per share data):

	Years Ended December 31,

	2005	2004	2003

Net income	$18,493	$15,120	$10,478
Add:
Depreciation and amortization expense	33,335	27,250	23,225
(Gain) Loss on sale of depreciable property	(637)	1,115	1,590
Minority interest in partnership:
Continuing operations	2,556	1,988	1,108
Discontinued operations	804	720	905
Less:
Discontinued operations, gain on sale of property, net of minority interest	—	—	(897)

Funds from operations	54,551	46,193	36,409
Less:
Preferred stock dividends	(6,655)	(4,814)	(2,375)

Funds from operations available to common shareholders	$47,896	$41,379	$34,034

Weighted average equivalent shares outstanding, diluted	19,810	19,961	17,072

Funds from operations available for common shareholders, per diluted share	$2.42	$2.07	$1.99

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
Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). This statement supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123(R) established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) is effective for the Company’s fiscal year beginning January 1, 2006. The adoption of SFAS 123(R) is not expected to have a material impact on our consolidated financial statements.
      In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143 (“Fin 47”). Fin 47 clarifies the term conditional asset retirement obligation and requires a liability to be recorded if the fair value of the obligation can be reasonable estimated. The types of asset retirement obligations that are covered by Fin 47 are those for which an entity has a legal obligation to perform an asset retirement activity; however, the timing and/or method of settling the obligation are conditional on a future event that may not be within the control of the entity. Fin 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. Fin 47 is effective for fiscal years ending December 31, 2005. The adoption of Fin 47 did not have a material effect on our financial position or results of operations.
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
      In February 2006, the FASB issued FASB Staff Position No. FAS 123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event” (FSP FAS 123(R)-4). According to SFAS No. 123(R), options that can be settled in cash upon the occurrence of certain contingent events, including a change of control, must be classified as liabilities. FSP FAS 123(R)-4 amends SFAS No. 123(R) so that liability classification is not required if the occurrence of the contingent event is outside the employees control, until such time that the occurrence of the event is probable. The new rule will allow the Company’s stock options that contain a change in control provision to be classified as equity until such time a change in control is deemed probable. FSP 123(R)-4 is effective upon the Company’s adoption of FAS 123(R).

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
      We have exposure to interest rate risk on our variable rate debt obligations. We are not subject to any foreign currency exchange rate risk or commodity price risk, or other material rate or price risks. Based on our debt and interest rates and the interest rate swap agreements in effect at December 31, 2005, a 100 basis point change in interest rates would affect our annual earnings and cash flows by approximately $2.3 million. We believe that a 100 base point change in interest rates would not have a material impact on the fair value of our total outstanding debt.
      Under terms of various debt agreements, we may be required to maintain interest rate swap agreements to reduce the impact of changes in interest rate on our floating rate debt. We have interest rate swap agreements with an aggregate notional amount of $20.0 million at December 31, 2005. Based on rates in effect at December 31, 2005, the agreements for notional amounts aggregating $20.0 million provide for fixed rates of 6.3% and expire in December 2008.
      The following table sets forth information as of December 31, 2005 concerning our long-term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates of maturing amounts and fair market value.

								Fair
	2006	2007	2008	2009	2010	Thereafter	Total	Value

Fixed-rate debt	$6,704	$61,709	$102,688	$48,053	$40,171	$212,452	$471,777	$481,248
Average interest rate	6.9%	7.1%	5.4%	7.0%	6.9%	5.9%	6.1%	5.5%
Variable-rate debt	$23,080	$8,334	$138,080	$440	$83,120	$—	$253,054	$253,054
Average interest rate	5.7%	6.0%	5.8%	6.1%	5.8%	5.8%	5.8%	5.8%
      We estimated the fair value of our fixed rate mortgages using a discounted cash flow analysis, based on our incremental borrowing rates for similar types of borrowing arrangements with the same remaining maturity. Considerable judgment is required to develop estimated fair values of financial instruments. The table incorporates only those exposures that exist at December 31, 2005 and does not consider those exposures or positions which could arise after that date or firm commitments as of such date. Therefore, the information presented therein has limited predictive value. Our actual interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

Item 8.	Financial Statements and Supplementary Data.
      The information required by Item 8 is included in the consolidated financial statements on pages F-1 through F-33 of this document.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
      On April 7, 2005, our Audit Committee of the Board of Trustees sent a Request for Proposal for auditing services to Deloitte & Touche LLP (“Deloitte & Touche”), the Company’s independent registered public accounting firm. The Audit Committee also sent the Request for Proposal to several other public accounting firms. Deloitte & Touche declined to participate in the Request for Proposal process, and instead, by a letter to the Company dated April 11, 2005, Deloitte & Touche declined to stand for re-election as the Company’s independent registered public accounting firm. On May 10, 2005, our Audit Committee engaged Grant Thornton LLP to be the Company’s independent registered public accounting firm.
      Deloitte & Touche’s reports on the Company’s financial statements for 2004 and 2003 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that Deloitte & Touche’s report, dated March 25, 2005, on the Company’s December 31, 2004, 2003 and 2002 financial statements included an explanatory paragraph relating to the restatement of the Company’s 2003 and 2002 financial statements.
      During 2004 and 2003 and the interim period from January 1, 2005 to April 11, 2005 (the “Interim Period”), there were no disagreements with Deloitte & Touche on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Deloitte & Touche, would have caused it to make a reference to the subject matter of the disagreement in connection with its reports, except that Deloitte & Touche stated in a letter to our Audit Committee, dated March 25, 2005, that Deloitte & Touche had disagreements with the Company’s management relating to the classification of the loss on an interest in an unconsolidated entity as a loss on sale instead of an impairment loss and that Deloitte & Touche disagreed with the recognition of a gain on a transaction in the second quarter of 2004, but that management recorded adjustments to the Company’s financial statements to properly present those two items and the disagreements had been resolved. Our Audit Committee discussed the disagreements with Deloitte & Touche, and the Company has authorized Deloitte & Touche to respond fully to the inquiries of the Company’s successor accountants concerning the subject matter of the disagreements.
      During 2004 and 2004 and the Interim Period, there have been no events of the type required to be reported pursuant to Item 304(a)(1)(v) of Regulation S-K promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended, except that Deloitte & Touche’s report dated March 25, 2005, regarding management’s assessment of internal controls over financial reporting, expressed an adverse opinion on the effectiveness of the Company’s internal controls over financial reporting because of a material weakness identified in the financial closing process. Management and financial closing and reporting personnel had not evaluated events, subsequent to the balance sheet date, impacting the preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America. The material weakness resulted from a deficiency in the operation of internal control and resulted in a material misstatement of employee bonuses. The Company’s consolidated financial statements for the years ended December 31, 2003 and 2002 were restated to correct the material misstatements of previously reported accrued expenses and general and administrative expenses for those periods. The material weakness had been identified and included in management’s assessment of internal controls. The material weakness was considered by Deloitte & Touche in determining the nature, timing, and extent of audit tests applied in its audit of the Company’s consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2004, and the report did not affect Deloitte & Touche’s report on such financial statements and financial statement schedule. Our Audit Committee discussed the material weakness with Deloitte & Touche, and the Company had authorized Deloitte & Touche to respond fully to the inquiries of the Company’s successor accountants concerning the subject matter of the material weakness.
      Deloitte & Touche furnish the Company with a letter addressed to the SEC stating that it agreed with the foregoing summary. A copy of the letter, dated April 26, 2005, provided by Deloitte & Touche in response to such request is included as an exhibit to Amendment No. 1 to the Current Report on Form 8-K dated April 26, 2005.

Item 9A.	Controls and Procedures
Disclosure Controls and Procedures
      Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures to ensure that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that such information is accumulated and communicated to management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our management, including our principal executive and financial officers, has concluded that such disclosure controls and procedures were effective, as of December 31, 2005 (the end of the period covered by this Annual Report on Form 10-K).
Management’s Report on Internal Control Over Financial Reporting
      Management is responsible for establishing and maintaining effective internal control over financial reporting as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended.
      Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of the Company’s consolidated financial statements for external purposes in accordance with generally accepted accounting principles.
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
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      Management of Ramco-Gershenson Properties Trust conducted an assessment of the Company’s internal controls over financial reporting as of December 31, 2005 using the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2005.
      The Company’s independent registered public accounting firm, Grant Thornton LLP, has issued an attestation report on our assessment of the Company’s internal control over financial reporting. Their report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Trustees of
Ramco-Gershenson Properties Trust
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Controls Over Financial Reporting, that Ramco-Gershenson Properties Trust and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that Ramco-Gershenson Properties Trust maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, Ramco-Gershenson Properties Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2005, and the related consolidated statements of income and comprehensive income, shareholders’ equity and cash flows for the year then ended and our report dated March 6, 2006 expressed an unqualified opinion on those financial statements.
/s/ Grant Thornton LLP
Southfield, Michigan
March 6, 2006
Changes in Internal Control over Financial Reporting
      There have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.
      Not applicable.
PART III

Item 10.	Directors and Executive Officers of the Registrant.

Item 11.	Executive Compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13.	Certain Relationships and Related Transactions.

Item 14.	Principal Accountant Fees and Services.
      Information required by Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K is incorporated herein by reference from our definitive proxy statement for our annual meeting of shareholders to be held on June 14, 2006. The proxy statement will be filed with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report on Form 10-K.
PART IV

Item 15.	Exhibits and Financial Statement Schedules.
      (1) Consolidated financial statements. See “Item 8 — Financial Statements and Supplementary Data.”
      (2) Financial statement schedule. See “Item 8 — Financial Statements and Supplementary Data.”

      (3) Exhibits

3.1	Amended and Restated Declaration of Trust of the Company, dated October 2, 1997, incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.
3.2	Articles Supplementary Classifying 1,150,000 Preferred Shares of Beneficial Interest as 9.5% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest of the Company, dated November 8, 2002, incorporated by reference to Exhibit 4.1 to the Current Report of the Company on Form 8-K dated November 5, 2002.
3.3	Articles Supplementary of the Registrant Classifying 2,018,250 7.95% Series C Cumulative Convertible Preferred Shares of Beneficial Interest, dated May 31, 2004, incorporated by reference to Exhibit 2.3 to the Current Report of the Company on Form 8-K dated June 1, 2004.
3.4	By-Laws of the Company adopted October 2, 1997, incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.
10.1	1996 Share Option Plan of the Company, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1996.
10.2	Employment Agreement, dated as of May 10, 1996, between the Company and Dennis Gershenson, incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1996.**
10.3	Noncompetition Agreement, dated as of May 10, 1996, between Dennis Gershenson and the Company, incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1996.**
10.4	Loan Agreement dated as of November 26, 1997 between Ramco Properties Associates Limited Partnership and Secore Financial Corporation relating to a $50,000,000 loan, incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.
10.5	Promissory Note dated November 26, 1997 in the aggregate principal amount of $50,000,000 made by Ramco Properties Associates Limited Partnership in favor of Secore Financial Corporation, incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.
10.6	Change of Venue Merger Agreement dated as of October 2, 1997 between the Company (formerly known as RGPT Trust, a Maryland real estate investment trust), and Ramco-Gershenson Properties Trust, a Massachusetts business trust, incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997
10.7	Promissory Note dated as of February 27, 1998 in the principal face amount of $15,225,000 made by A.T.C., L.L.C. in favor of GMAC Commercial Mortgage Corporation, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1998.
10.8	Deed of Trust and Security Agreement dated as of February 27, 1998 by A.T.C., L.L.C to Lawyers Title Insurance Company for the benefit of GMAC Commercial Mortgage Corporation relating to a $15,225,000 loan, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1998.
10.9	Assignment and Assumption Agreement dated as of October 8, 1998 among A.T.C., L.L.C., Ramco Virginia Properties, L.L.C., A.T. Center, Inc., Ramco-Gershenson Properties Trust and LaSalle National Bank, as trustee for the registered holders of GMAC Commercial Mortgage Securities, Inc. Mortgage Pass-Through Certificates, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1998.
10.10	Exchange Rights Agreement dated as of September 4, 1998 between Ramco-Gershenson Properties Trust, and A.T.C., L.L.C., incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1998.

10.11	Employment Agreement, dated as of April 16, 2001, between the Company and Joel Gershenson, incorporated by reference to Exhibit 10.48 to the Company’s Quarterly Report on Form 10-Q for the Period ended June 30, 2001.**
10.12	Employment Agreement, dated as of April 16, 2001, between the Company and Michael A. Ward, incorporated by reference to Exhibit 10.49 to the Company’s Quarterly Report on Form 10-Q for the Period ended June 30, 2001.**
10.13	Mortgage dated April 23, 2001 between Ramco Madison Center LLC and LaSalle Bank National Association relating to a $10,340,000 loan, incorporated by reference to Exhibit 10.51 to the Company’s Quarterly Report on Form 10-Q for the Period ended June 30, 2001.
10.14	Promissory Note, dated April 23, 2001, in the principal amount of $10,340,000 made by Ramco Madison Center LLC in favor of LaSalle Bank National Association, incorporated by reference to Exhibit 10.52 to the Company’s Quarterly Report on Form 10-Q for the Period ended June 30, 2001.
10.15	Limited Liability Company Agreement of Ramco/West Acres LLC., incorporated by reference to Exhibit 10.53 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2001.
10.16	Assignment and Assumption Agreement dated September 28, 2001 among Flint Retail, LLC and Ramco/ West Acres LLC and State Street Bank and Trust for holders of J.P. Mortgage Commercial Mortgage Pass-Through Certificates, incorporated by reference to Exhibit 10.54 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2001.
10.17	Limited Liability Company Agreement of Ramco/Shenandoah LLC., Incorporated by reference to Exhibit 10.41 to the Company’s on Form 10-K for the year ended December 31, 2001.
10.18	Mortgage and Security Agreement, dated April 17, 2002 in the Principle amount of $13,000,000 between Ramco-Gershenson Properties, L.P. and Nationwide Life Insurance Company, incorporated by reference to Exhibit 10.43 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002.
10.19	Purchase and Sale Agreement, dated May 21, 2002 between Ramco-Gershenson Properties, L.P. and Shop Invest, LLC., incorporated by reference to Exhibit 10.46 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002.
10.20	Mortgage, Assignment of Leases and Rent, Security Agreement and Fixture Filing by Ramco/Crossroads at Royal Palm, LLC, as Mortgagor for the benefit of Solomon Brothers Realty Corp., as Mortgagee, for a $12,300,000 note, incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.
10.21	Fixed rate note dated July 12, 2002 made by Ramco/Crossroads at Royal Palm, LLC, as Maker, and Solomon Brothers Realty Corp., as payee in the amount of $12,300,000, incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.
10.22	Assumption and Modification Agreement dated May 6, 2003, in the amount of $4,161,352.92, between Ramco-Gershenson Properties, L.P. the mortgagor and Jackson National Life Insurance Company, mortgagee, incorporated by reference to Exhibit 10.52 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003.
10.23	First Amendment to Loan Agreement, dated May 6, 2003, among Ramco-Gershenson Properties, L.P. and Jackson National Life Insurance Company relating to a $4,161,352.92 loan, incorporated by reference to Exhibit 10.53 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003.
10.24	Ramco-Gershenson Properties Trust 2003 Long-Term Incentive Plan, incorporated by reference to Appendix B of the Company’s 2003 Proxy Statement filed on April 28, 2003.**
10.25	Ramco-Gershenson Properties Trust 2003 Non-Employee Trustee Stock Option Plan, incorporated by reference to Appendix C of the Company’s 2003 Proxy Statement filed on April 28, 2003.**
10.26	Fixed rate note dated June 30, 2003, between East Town Plaza, LLC and Citigroup Global Markets Realty Corp. in the amount of $12,100,000, incorporated by reference to Exhibit 10.56 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003.

10.27	Mortgage dated July 29, 2004 between Ramco Lantana LLC and KeyBank National Association relating to a $11,000,000 loan, incorporated by reference to Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
10.28	Consent and Assumption Agreement dated August 19, 2003, in the amount of $15,731,557, between Lakeshore Marketplace, LLC, and the seller, Ramco-Gershenson Properties, L.P. the guarantor and Wells Fargo Bank Minnesota, N.A., Trustee for the registered holders of Salomon Brothers Mortgage Securities VII, incorporated by reference to Exhibit 10.58 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
10.29	Loan Assumption Agreement dated December 18, 2003 in the amount of $8,880,865, between Hoover Eleven Center Company, the original borrower, Hoover Eleven Center Acquisition LLC and Hoover Eleven Center Investment LLC, new borrowers, Ramco-Gershenson Properties, L.P., sole member of new borrowers and Canada Life Insurance Company of America, the lender, incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
10.30	Loan Assumption Agreement dated December 18, 2003 in the amount of $3,500,000, between Hoover Annex Associates Limited Partnership, the original borrower, Hoover Annex Acquisition LLC and Hoover Annex Investment LLC, new borrowers, Ramco-Gershenson Properties, L.P., sole member of new borrowers and Canada Life Insurance Company of America, the lender, incorporated by reference to Exhibit 10.60 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
10.31	Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated October 1, 2003, in the amount of $25,000,000, between Chester Springs SC, LLC the mortgagor, and for the benefit of Citigroup Global Markets Realty Corp., the mortgagee, incorporated by reference to Exhibit 10.61 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
10.32	First Modification Agreement dated January 15, 2004, between Ben Mar, LLC, the old borrower, Ramco-Merchants Square LLC, the new borrower and Teachers Insurance and Annuity Association of America the lender, incorporated by reference to Exhibit 10.61 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004.
10.33	Guaranty agreement dated January 15, 2004 between Ramco-Gershenson Properties, L.P., the Guarantor, and Teachers Insurance and Annuity Association of America, the Lender, in connection with the modification agreement dated January 15, 2004, incorporated by reference to Exhibit 10.62 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004.
10.34	First Amendment to Employment Agreement, dated April 24, 2003 between Ramco-Gershenson Properties Trust and Bruce Gershenson, incorporated by reference to Exhibit 10.63 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004.**
10.35	Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated April 14, 2004 between Ramco Auburn Crossroads SPE LLC, as Mortgagor and Citigroup Global Markets Realty Corp as Mortgagee in the amount of $26,960,000, incorporated by reference to Exhibit 10.64 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.
10.36	Fixed rate note dated April 14, 2004 between Ramco Auburn Crossroads SPE LLC as Maker and Citigroup Global Markets Realty Corp as payee in the amount of $26,960,000, incorporated by reference to Exhibit 10.65 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.
10.37	Mortgage dated April 14, 2004 between Ramco Auburn Crossroads SPE LLC as Mortgagor and Citigroup Global Markets Realty Corp as Mortgagee in the amount of $7,740,000, incorporated by reference to Exhibit 10.66 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.
10.38	Fixed rate note dated April 14, 2004 between Ramco Auburn Crossroads SPE LLC as Maker and Citigroup Global Markets Realty Corp as payee in the amount of $7,740,000, incorporated by reference to Exhibit 10.67 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.

10.39	Contract of Sale and Purchase dated June 29, 2004 between Ramco Development LLC and NWC Glades 441, Inc., Diversified Invest II, LLC and Diversified Invest III, LLC in the amount of $126,000,000 to purchase Mission Bay Plaza and Plaza at Delray shopping centers, incorporated by reference to Exhibit 10.68 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004.
10.40	Assumption of Liability and Modification Agreement dated August 12, 2004 in the amount of $7,000,000, between Centre at Woodstock, LLC (“Borrower”), Ramco Woodstock LLC (“Purchaser”) and Wells Fargo Bank, N.A. as Trustee for registered holders of First Union Commercial Mortgage Trust Commercial Mortgage Pass-Through Certificates Fund Series 1999-C1 (“Lender”), incorporated by reference to Exhibit 10.69 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004.
10.41	Substitution of Guarantor, dated August 12, 2004 by Ramco-Gershenson Properties, L.P., James C. Wallace, Jr., and Wells Fargo Bank, N.A. as Trustee for registered holders of First Union Commercial Mortgage Trust Commercial Mortgage Pass-Through Certificates Fund Series 1999-C1 (“Lender”), incorporated by reference to Exhibit 10.70 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004.
10.42	Consent to Transfer of Property and Assumption of Amended and Restated Secured Promissory Note, Amended and Restated Deed to Secure Debt and Security Agreement, dated August 13, 2004, in the original amount of $14,216,000, by LaSalle Bank National Association, Trustee for Morgan Stanley Dean Witter Capital I Inc.; Commercial Mortgage Pass Through Certificates, Series 2001-TOP1, Lender; The Promenade at Pleasant Hill, L.P. as current Borrower; Ramco Promenade LLC, proposed Borrower, James C. Wallace, Current Guarantor and Ramco-Gershenson Properties L.P., the Proposed Guarantor, incorporated by reference Exhibit 10.59 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.
10.43	Reaffirmation and Consent to Transfer and Substitution of Indemnitor Agreement, dated September 7, 2004, in the original amount of $40,500,000, by Ramco-Gershenson Properties, L.P. as purchased and substitute indemnitor, Boca Mission, LLC, the original borrower, Investcorp Properties Limited, the original indemnitor, Diversified Invest II, LLC, the seller, NWC Glades 441, Inc. original principal, Ramco Boca SPC, Inc, the substitute principal, and LaSalle Bank National Association, the lender, incorporated by reference Exhibit 10.60 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.
10.44	Reaffirmation and Consent to Transfer and Substitution of Indemnitor Agreement, dated September 7, 2004, in the original amount of $43,250,000, by Ramco-Gershenson Properties, L.P. as purchaser and substitute indemnitor, Linton Delray, LLC, the borrower, Investcorp Properties Limited, the original indemnitor, Diversified Invest III, LLC, the seller, Delray Rental, Inc., original principal, Ramco Delray SPC, Inc, the substitute principal, and LaSalle Bank National Association, the lender, incorporated by reference Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.
10.45	Amended and Restated Limited Partnership Agreement of Ramco/ Lion Venture LP, dated as of December 29, 2004, by Ramco-Gershenson Properties, L.P., as a limited partner, Ramco Lion LLC, as a general partner, CLPF-Ramco, L.P. as a limited partner, and CLPF-Ramco GP, LLC as a general partner, incorporated by reference Exhibit 10.62 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.
10.46	Summary of Trustee Compensation Structure, incorporated by reference Exhibit 10.65 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.
10.47	Form of Nonstatutory Stock Option Agreement, incorporated by reference Exhibit 10.66 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.
10.48	Second Amended and Restated Limited Liability Company Agreement of Ramco Jacksonville LLC, dated March 1, 2005, by Ramco-Gershenson Properties , L.P. and SGC Equities LLC., incorporated by reference Exhibit 10.65 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2005.

10.49		Letter of Agreement, dated June 1, 2005, between Ramco-Gershenson Properties Trust and Richard Gershenson, incorporated by reference Exhibit 10.66 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2005.
10.50		Unsecured Master Loan Agreement, dated December 13, 2005 among Ramco-Gershenson Properties, L.P., as Borrower, Ramco-Gershenson Properties Trust, as Guarantor, KeyBank National Association, as Bank, The Other Banks Which are a Party or may become Parties to this Agreement, KeyBank National Association, as Agent, KeyBank Capital Markets, as Sole Lead Manager and Arranger, JPMorgan Chase Bank, N.A. and Bank of America, N.A. as Co-Syndication Agents, and Deutsche Bank Trust Company Americas, as Documentation Agent, incorporated by reference to Exhibit 10-1 to Registrant’s Form 8-K dated December 13, 2005.
10.51		Unconditional Guaranty of Payment and Performance, dated December 13, 2005, between Ramco-Gershenson Properties Trust, the Guarantor and KeyBank National Association, and certain other lenders, as Banks, incorporated by reference to Exhibit 10-2 to Registrant’s Form 8-K dated December 13, 2005.
10	.52*	Unsecured Term Loan Agreement, dated December 21, 2005 among Ramco-Gershenson Properties, L.P., as Borrower, Ramco-Gershenson Properties Trust, as Guarantor, KeyBank National Association, as a Bank, The Other Banks Which are a Party or may become Parties to this Agreement, KeyBank National Association, as Agent, KeyBank Capital Markets, as Sole Lead Manager and Arranger, JPMorgan Chase Bank, N.A. and Bank of America, N.A. as Co-Syndication Agents.
10	.53*	Unconditional Guaranty of Payment and Performance, dated December 21, 2005, between Ramco-Gershenson Properties Trust, the Guarantor and KeyBank National Association, and certain other lenders, as Banks.
12	.1*	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
14.1		Ramco-Gershenson Properties Trust Code of Business Conduct and Ethics.
21	.1*	Subsidiaries
23	.1*	Consent of Grant Thornton LLP.
23	.2*	Consent of Deloitte & Touche LLP.
31	.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of Chief Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	Management contract or compensatory plan or arrangement

SIGNATURES
      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ramco-Gershenson Properties Trust

Dated: February 28, 2006	By: /s/ Joel D. Gershenson Joel D. Gershenson, Chairman
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of registrant and in the capacities and on the dates indicated.

Dated: February 28, 2006	By: /s/ Joel D. Gershenson Joel D. Gershenson, Trustee and Chairman

Dated: February 28, 2006	By: /s/ Dennis E. Gershenson Dennis E. Gershenson, Trustee and President (Principal Executive Officer)

Dated: February 28, 2006	By: /s/ Stephen R. Blank Stephen R. Blank, Trustee

Dated: February 28, 2006	By: /s/ Arthur H. Goldberg Arthur H. Goldberg, Trustee

Dated: February 28, 2006	By: /s/ Robert A. Meister Robert A. Meister, Trustee

Dated: February 28, 2006	By: /s/ Joel M. Pashcow Joel M. Pashcow, Trustee

Dated: February 28, 2006	By: /s/ Mark K. Rosenfeld Mark K. Rosenfeld, Trustee

Dated: February 28, 2006	By: /s/ Richard J. Smith Richard J. Smith, Chief Financial Officer (Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Trustees of
Ramco-Gershenson Properties Trust
      We have audited the accompanying consolidated balance sheet of Ramco-Gershenson Properties Trust and subsidiaries (the “Company”) as of December 31, 2005, and the related consolidated statements of income and comprehensive income, shareholders’ equity and cash flows for the year then ended (not presented separately herein). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ramco-Gershenson Properties Trust and subsidiaries as of December 31, 2005, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
      Our audit was conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedules included at Item 15 are presented for purposes of additional analysis and are not a required part of the basic consolidated financial statements. The information included in these schedules for the year ended December 31, 2005 has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ Grant Thornton LLP
Southfield, Michigan
March 6, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Trustees of
Ramco-Gershenson Properties Trust
Farmington Hills, Michigan
      We have audited the consolidated balance sheet of Ramco-Gershenson Properties Trust and subsidiaries (the “Company”) as of December 31, 2004, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the two years then ended. Our audits also included the 2003 and 2004 information included in the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.
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
      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ramco-Gershenson Properties Trust and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the 2003 and 2004 information included in such financial statement schedule, when considered in relation to the basic 2003 and 2004 consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ Deloitte & Touche LLP
Detroit, Michigan
March 25, 2005 (March 6, 2006 as to the effects of the
discontinued operations described in Note 3)

RAMCO-GERSHENSON PROPERTIES TRUST
CONSOLIDATED BALANCE SHEETS

	December 31,

	2005	2004

	(In thousands, except
	per share amounts)
ASSETS
Investment in real estate, net	$922,103	$951,176
Real estate assets held for sale	61,995	—
Cash and cash equivalents	14,929	15,045
Accounts receivable, net	32,341	26,845
Equity investments in unconsolidated entities	53,398	9,182
Other assets, net	40,509	41,530

Total Assets	$1,125,275	$1,043,778

LIABILITIES AND SHAREHOLDERS’ EQUITY
Mortgages and notes payable	$724,831	$633,435
Accounts payable and accrued expenses	31,353	30,003
Distributions payable	10,316	9,963
Capital lease obligation	7,942	—

Total Liabilities	774,442	673,401
Minority Interest	38,423	40,364
SHAREHOLDERS’ EQUITY
Preferred Shares of Beneficial Interest, par value $.01, 10,000 shares authorized:
9.5% Series B Cumulative Redeemable Preferred Shares; 1,000 issued and outstanding, liquidation value of $25,000	23,804	23,804
7.95% Series C Cumulative Convertible Preferred Shares; 1,889 issued and outstanding, liquidation value of $53,837	51,741	51,741
Common Shares of Beneficial Interest, par value $.01, 45,000 shares authorized; 16,847 and 16,829 issued and outstanding, as of December 31, 2005 and 2004, respectively	168	168
Additional paid-in capital	343,011	342,719
Accumulated other comprehensive income (loss)	(44)	220
Cumulative distributions in excess of net income	(106,270)	(88,639)

Total Shareholders’ Equity	312,410	330,013

Total Liabilities and Shareholders’ Equity	$1,125,275	$1,043,778

See notes to consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31,

	2005	2004	2003

	(In thousands, except
	per share amounts)
REVENUES
Minimum rents	$92,841	$84,719	$66,015
Percentage rents	733	810	978
Recoveries from tenants	38,548	33,116	27,804
Fees and management income	5,478	2,506	1,455
Other income	4,023	1,590	2,337

Total revenues	141,623	122,741	98,589

EXPENSES
Real estate taxes	17,785	16,107	13,725
Recoverable operating expenses	21,600	18,928	16,055
Depreciation and amortization	30,134	25,312	20,851
Other operating	3,202	1,575	3,990
General and administrative	13,509	11,145	8,792
Interest expense	42,421	34,525	29,432

Total expenses	128,651	107,592	92,845

Operating income	12,972	15,149	5,744
Impairment of investment in unconsolidated entity	—	(4,775)	—

Income from continuing operations before gain on sale of real estate assets, minority interest and earnings from unconsolidated entities	12,972	10,374	5,744
Gain on sale of real estate assets	1,136	2,408	263
Minority interest	(2,568)	(1,988)	(1,108)
Earnings from unconsolidated entities	2,400	180	252

Income from continuing operations	13,940	10,974	5,151

Discontinued operations, net of minority interest:
Gain on sale of property	—	—	897
Income from operations	4,553	4,146	4,430

Income from discontinued operations	4,553	4,146	5,327

Net income	18,493	15,120	10,478
Preferred stock dividends	(6,655)	(4,814)	(2,375)

Net income available to common shareholders	$11,838	$10,306	$8,103

Basic earnings per share:
Income from continuing operations	$0.43	$0.37	$0.20
Income from discontinued operations	0.27	0.24	0.38

Net income	$0.70	$0.61	$0.58

Diluted earnings per share:
Income from continuing operations	$0.43	$0.36	$0.20
Income from discontinued operations	0.27	0.24	0.37

Net income	$0.70	$0.60	$0.57

Basic weighted average shares outstanding	16,837	16,816	13,955

Diluted weighted average shares outstanding	16,880	17,031	14,141

COMPREHENSIVE INCOME
Net income	$18,493	$15,120	$10,478
Other comprehensive income:
Unrealized gains (losses) on interest rate swaps	(264)	1,318	1,832

Comprehensive income	$18,229	$16,438	$12,310

See notes to consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands, except share amounts)

				Accumulated	Cumulative
		Common	Additional	Other	Distributions	Total
	Preferred	Stock Par	Paid-In	Comprehensive	in Excess of	Shareholders’
	Stock	Value	Capital	Income(Loss)	Net Income	Equity

Balance, December 31, 2002	23,804	122	233,648	(2,930)	(54,402)	200,242
Cash distributions declared					(24,382)	(24,382)
Preferred shares dividends declared					(2,376)	(2,376)
Deficiency dividend declared — See Note 20					(2,200)	(2,200)
Reimbursement of deficiency dividend					2,200	2,200
Conversion of Operating Partnership Units to common shares			28			28
Issuance of common stock		45	107,160			107,205
Stock options exercised			1,291			1,291
Net income and comprehensive income (as restated)				1,832	10,478	12,310

Balance, December 31, 2003	23,804	167	342,127	(1,098)	(70,682)	294,318
Cash distributions declared					(28,263)	(28,263)
Preferred shares dividends declared					(4,814)	(4,814)
Stock options exercised		1	592			593
Issuance of Series C Preferred Shares	51,741					51,741
Net income and comprehensive income				1,318	15,120	16,438

Balance, December 31, 2004	75,545	168	342,719	220	(88,639)	330,013
Cash distributions declared					(29,469)	(29,469)
Preferred shares dividends declared					(6,655)	(6,655)
Stock options exercised			292			292
Net income and comprehensive income				(264)	18,493	18,229

Balance, December 31, 2005	$75,545	$168	$343,011	$(44)	$(106,270)	$312,410

See notes to consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Cash Flows from Operating Activities:
Net income	$18,493	$15,120	$10,478
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,134	25,312	20,919
Amortization of deferred financing costs	2,286	1,291	991
Write-off of straight line rent receivable	—	—	2,982
Gain on sale of real estate assets	(1,136)	(2,408)	(263)
Write-off of development costs	926	—	—
Earnings from unconsolidated entities	(2,400)	(180)	(252)
Discontinued operations	(4,553)	(4,146)	(5,327)
Impairment of investment in unconsolidated entity	—	4,775	—
Minority interest	2,568	1,988	1,108
Distributions received from unconsolidated entities	1,964	468	656
Lease incentive received	—	713	—
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(5,062)	(177)	(9,591)
Other assets	(4,266)	(4,972)	(7,277)
Accounts payable and accrued expenses	(1,153)	1,558	4,767

Net Cash Provided by Continuing Operating Activities	37,801	39,342	19,191
Operating Cash from Discontinued Operations	6,804	7,045	7,494

Net Cash Provided by Operating Activities	44,605	46,387	26,685

Cash Flows from Investing Activities:
Real estate developed or acquired, net of liabilities assumed	(59,468)	(119,084)	(96,194)
Investment in unconsolidated entities	(44,311)	(6,547)	—
Proceeds from sales of real estate assets	9,441	20,068	11,058
Increase in note receivable from joint venture	(1,072)	—	—
Payments on note receivable from joint venture	9,451	—	—

Net Cash Used in Continuing Investing Activities	(85,959)	(105,563)	(85,136)
Investing Cash from Discontinued Operations	—	—	3,268

Net Cash Used in Investing Activities	(85,959)	(105,563)	(81,868)

Cash Flows from Financing Activities:
Cash distributions to shareholders	(29,167)	(28,249)	(22,478)
Cash distributions to operating partnership unit holders	(5,075)	(4,920)	(4,922)
Cash dividends paid on preferred shares	(6,655)	(3,744)	(2,376)
Repayment of credit facilities	(40,950)	(46,050)	(72,846)
Principal repayments on mortgages payable	(290,277)	(50,792)	(46,243)
Payment of deferred financing costs	(1,526)	(3,175)	(991)
Distributions to minority partners	(175)	(66)	—
Net proceeds from issuance of common shares	—	—	107,205
Net proceeds from issuance of preferred shares	—	51,741	—
Proceeds from mortgages payable	191,871	34,700	48,100
Borrowings on credit facilities	222,900	104,300	56,846
Borrowings on construction loan	—	—	1,506
Proceeds from exercise of stock options	292	593	1,291

Net Cash Provided by Financing Activities	41,238	54,338	65,092

Net (Decrease) Increase in Cash and Cash Equivalents	(116)	(4,838)	9,909
Cash and Cash Equivalents, Beginning of Period	15,045	19,883	9,974

Cash and Cash Equivalents, End of Period	$14,929	$15,045	$19,883

Supplemental Cash Flow Disclosure, including Non-Cash Activities:
Cash paid for interest during the period	$40,453	$33,742	$29,206
Capitalized interest	267	692	575
Assumed debt of acquired property and joint venture interests	—	136,919	43,747
Assets contributed to joint venture entity	7,994
Deficiency dividend declared	—	—	2,196
(Decrease) Increase in fair value of interest rate swaps	(264)	1,318	1,832
See notes to consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005, 2004 and 2003
(Dollars in thousands)

1.	Organization and Summary of Significant Accounting Policies
      Ramco-Gershenson Properties Trust, together with its subsidiaries (the “Company”), is a real estate investment trust (“REIT”) engaged in the business of owning, developing, acquiring, managing and leasing community shopping centers, regional malls and single tenant retail properties. At December 31, 2005, we had a portfolio of 84 shopping centers, with approximately 18,600,000 square feet of gross leasable area, located in the midwestern, southeastern and mid-Atlantic regions of the United States. Our centers are usually anchored by discount department stores or supermarkets and the tenant base consists primarily of national and regional retail chains and local retailers. Our credit risk, therefore, is concentrated in the retail industry.
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
Principles of Consolidation
      The consolidated financial statements include the accounts of the Company and our majority owned subsidiary, the Operating Partnership, Ramco-Gershenson Properties, L.P. (85.2% owned by us at December 31, 2005 and 2004), and all wholly owned subsidiaries, including bankruptcy remote single purpose entities and all majority owned joint ventures over which we have control. Investments in real estate joint ventures for which we have the ability to exercise significant influence over, but we do not have financial or operating control, are accounted for using the equity method of accounting. Accordingly, our share of the earnings of these joint ventures is included in consolidated net income. All intercompany accounts and transactions have been eliminated in consolidation.
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
      Allowance for Doubtful Accounts — We provide for bad debt expense based upon the reserve method of accounting. We monitor the collectibility of our accounts receivable (billed, unbilled and straight-line) from specific tenants, and analyze historical bad debts, customer credit worthiness, current economic trends and changes in tenant payment terms when evaluating the adequacy of the allowance for bad debts. When tenants are in bankruptcy, we make estimates of the expected recovery of pre-petition and post-petition claims. The ultimate resolution of these claims can exceed one year. Accounts receivable in the accompanying balance sheet is shown net of an allowance for doubtful accounts of $2,017 and $1,143 as of December 31, 2005 and 2004, respectively.

	2005	2004	2003

Allowance for doubtful accounts:
Balance at beginning of year	$1,143	$873	$1,573
Charged to Expense	1,315	410	3,031
Write offs	(441)	(140)	(3,731)

Balance at end of year	$2,017	$1,143	$873

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
      During 2004, we recognized an impairment loss of $4,775 related to our 10% investment in PLC Novi West Development. This investment was accounted for on the equity method of accounting. There were no impairment charges for the years ended December 31, 2005 or 2003. See Note 14.
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
      Straight line rental income was greater than the current amount required to be paid by our tenants by $1,328, 1,914 and $1,645 for the years ended December 31, 2005, 2004 and 2003, respectively.
      Revenues from our largest tenant, Wal-Mart, amounted to 3.8%, 5.1% and 6.7% of our annualized base rent for the years ended December 31, 2005, 2004 and 2003, respectively.

      Gain on sale of properties and other real estate assets are recognized when it is determined that the sale has been consummated, the buyer’s initial and continuing investment is adequate, our receivable, if any, is not subject to future subordination, and the buyer has assumed the usual risks and rewards of ownership of the assets.
Cash and Cash Equivalents
      We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 2005, $7,235 has been restricted by the Company for capital and maintenance expenditures.
Income Tax Status
      We conduct our operations with the intent of meeting the requirements applicable to a REIT under sections 856 through 860 of the Internal Revenue Code. In order to maintain our qualification as a REIT, we are required to distribute annually at least 90% of our REIT taxable income to our shareholders. As long as we qualify as a REIT, we will generally not be liable for federal corporate income taxes. Thus, no provision for federal income taxes has been included in the accompanying financial statements.
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
      Depreciation is computed using the straight-line method and estimated useful lives for buildings and improvements of 40 years and equipment and fixtures of 5 to 10 years. Expenditures for improvements are capitalized and amortized over the remaining life of the initial terms of each lease. Occasionally, we provide allowances for costs incurred by new tenants for the improvements to the leased property. We record this cost as part of buildings and improvements and depreciate it over the term of the lease. We commence depreciation of the asset once the lessee has completed the agreed-upon improvements and the premise is ready to open. Expenditures for normal, recurring, or periodic maintenance and planned major maintenance activities are charged to expense when incurred. Renovations which improve or extend the life of the asset are capitalized.
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
      The aggregate fair value of other intangible assets (consisting of in-place, at market leases) is estimated based on internally developed methods to determine the respective property values. Factors considered by management in their analysis include an estimate of costs to execute similar leases and operating costs saved.
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
Investments in Unconsolidated Entities
      The Company accounts for its investments in unconsolidated entities using the equity method of accounting, as the Company exercises significant influence over, but does not control, and is not the primary beneficiary of these entities. In assessing whether or not the Company is the primary beneficiary, we apply the criteria of FIN 46R. These investments are initially recorded at cost, and subsequently adjusted for equity in earnings and cash contributions and distributions.
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

	Years Ended December 31,

	2005	2004	2003

Net Income, as reported	$18,493	$15,120	$10,478
Less total stock-based employee compensation expense determined under fair value method for all awards	(86)	(54)	(21)

Pro forma net income	$18,407	$15,066	$10,457

Earnings per share:
Basic — as reported	$0.70	$0.61	$0.58

Basic — pro forma	$0.70	$0.61	$0.58

Diluted — as reported	$0.70	$0.60	$0.57

Diluted — pro forma	$0.70	$0.60	$0.57

      The following are the assumptions used to compute the amounts above:

	2005	2004	2003

Risk-free interest rate	4.1%	3.2%	2.3%
Dividend yield	6.8%	6.8%	7.1%
Volatility	20.6%	20.6%	22.0%
Weighted average expected life	5.0	5.0	5.0
Reclassifications
      Certain reclassifications of 2004 and 2003 amounts have been made in order to conform to 2005 presentation.

2.	Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). This statement supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123(R) established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) is effective for the Company’s fiscal year beginning January 1, 2006. The adoption of SFAS 123(R) is not expected to have a material impact on our consolidated financial statements.
      In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143 (“Fin 47”). Fin 47 clarifies the term conditional asset retirement obligation and requires a liability to be recorded if the fair value of the obligation can be reasonable estimated. The types of asset retirement obligations that are covered by Fin 47 are those for which an entity has a legal obligation to perform an asset retirement activity; however, the timing and/or method of settling the obligation are conditional on a future event that may not be within the control of the entity. Fin 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. Fin 47 is effective for fiscal years ending December 31, 2005. The adoption of Fin 47 did not have a material effect on our financial position or results of operations.

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
      In February 2006, the FASB issued FASB Staff Position No. FAS 123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event” (FSP FAS 123(R)-4). According to SFAS No. 123(R), options that can be settled in cash upon the occurrence of certain contingent events, including a change of control, must be classified as liabilities. FSP FAS 123(R)-4 amends SFAS No. 123(R) so that liability classification is not required if the occurrence of the contingent event is outside the employees control, until such time that the occurrence of the event is probable. The new rule will allow the Company’s stock options that contain a change in control provision to be classified as equity until such time a change in control is deemed probable. FSP 123(R)-4 is effective upon the Company’s adoption of FAS 123(R).

3.	Real Estate Assets Held for Sale
      As of December 31, 2005, nine properties were classified as Real Estate Assets Held for Sale when it was determined that the assets are in markets which are no longer consistent with the long-term objectives of the Company and a formal plan to sell the properties was initiated. These properties are located in eight states and have an aggregate GLA of approximately 1.3 million square feet The properties have an aggregate cost of $75,794 and are net of accumulated depreciation of $13,799 as of December 31, 2005. All periods presented reflect the operations of these nine properties as discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Total revenue for the nine properties was $8,970, $9,154 and $9,468 for the year ended December 31, 2005, 2004 and 2003, respectively.
      On January 23, 2006, the Company sold seven shopping centers for the aggregate sale price of $47,000, resulting in a gain of approximately $1,200. The shopping centers, which were sold as a portfolio to an unrelated third party, include: Cox Creek Plaza in Florence, Alabama; Crestview Corners in Crestview, Florida; Cumberland Gallery in New Tazewell, Tennessee; Holly Springs Plaza in Franklin, North Carolina; Indian Hills in Calhoun, Georgia; Edgewood Square in North Augusta, South Carolina; and Tellico Plaza in Lenoir City, Tennessee. The proceeds from the sale were used to pay down the Company’s unsecured revolving credit facility. The Company continues to actively market for sale the two remaining unsold properties.

4.	Accounts Receivable — Net
      Accounts receivable at December 31, 2005 and 2004 includes $4,129 due from Atlantic Realty Trust (“Atlantic”) for reimbursement of tax deficiencies and interest related to the Internal Revenue Service (“IRS”) examination of our taxable years ended December 31, 1991 through 1995. Under terms of the tax agreement we entered into with Atlantic (“Tax Agreement”), Atlantic assumed all of our liability for tax and interest arising out of that IRS examination. See Note 20.
      Accounts receivable includes $13,098 and $11,708 of unbilled straight-line rent receivables at December 31, 2005 and December 31, 2004, respectively.

5.	Investment in Real Estate
      Investment in real estate at December 31, consists of the following:

	2005	2004

Land	$136,843	$141,736
Buildings and improvements	887,251	908,304
Construction in progress	23,210	16,215

	1,047,304	1,066,255
Less: accumulated depreciation	(125,201)	(115,079)

Investment in real estate — net	$922,103	$951,176

6.	Property Acquisitions and Dispositions
Acquisitions:
      We acquired one property during 2005 at an aggregate cost of $22,400 and eight properties during 2004 at an aggregate cost of $248,400, including the assumption of approximately $126,500 of mortgage indebtedness. We allocated the purchase price of acquired property between land, building and other identifiable intangible assets and liabilities, such as amounts related to in-place leases and acquired below-market leases. See Note 7 for a discussion of acquisitions made by our unconsolidated entities.
      At December 31, 2005, $5,263 of intangible assets related to acquisitions made in 2005 and 2004 are included in Other Assets in the Consolidated Balance Sheets. Of this amount, approximately $3,556 was attributable to in-place leases, principally lease origination costs, such as legal fees and leasing commissions, and $1,707 was attributable to above-market leases. Included in accrued expenses are intangible liabilities related to below-market leases of $1,381 and an adjustment to increase debt to fair market value in the amount of $2,384. The lease-related intangible assets and liabilities are being amortized over the terms of the acquired leases which resulted in additional expense of approximately $435 and an increase in revenue of $39 for the twelve months ended December 31, 2005. The fair market value adjustment of debt decreased interest expense by $274 for the twelve months ended December 31, 2005. Due to existing contacts and relationships with tenants at our currently owned properties, no value has been ascribed to tenant relationships at the acquired properties.

			Purchase	Debt
Acquisition Date	Property Name	Property Location	Price	Assumed

2005:
December	Kissimmee West	Kissimmee, FL	$22,400	$—
2004:
January	Merchants’ Square	Carmel, IN	37,300	23,100
August	Promenade at Pleasant Hill	Duluth, GA	24,500	13,800
August	Centre at Woodstock	Woodstock, GA	12,000	5,800
September	Mission Bay Plaza	Boca Raton, FL	60,800	40,500
September	Plaza at Delray	Delray Beach, FL	65,800	43,300
December	Village Plaza*	Lakeland, FL	15,500	—
December	Treasure Coast Commons*	Jensen Beach, FL	14,000	—
December	Vista Plaza*	Jensen Beach, FL	18,500	—

*	Ramco/ Lion Venture LP acquired the three Florida properties in December 2004. Subsequent to the acquisitions, we admitted an investor into the entity and our ownership percentage in Ramco/ Lion Venture LP decreased to 30%. See Note 7.

Dispositions:
      In July 2005, we sold land to an existing tenant at our Auburn Mile shopping center and land and building to an existing tenant at our Crossroads shopping center. In addition, in December we sold land adjacent to our River City shopping center. The sale of these assets resulted in a net gain of $1,053.
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
      In December 2003, we sold Ferndale Plaza for cash of $3,268, resulting in a gain on sale of approximately $897, net of minority interest. Ferndale Plaza’s results of operations and the gain on sale have been included in income from discontinued operations in the Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2003. During 2004 we recognized $15 of percentage rent revenues net of minority interest. In addition, during 2003, we sold six parcels of land and recognized an aggregate gain of $263.

7.	Investments in Unconsolidated Entities
      As of December 31, 2005 we had investments in the following unconsolidated entities:

Ownership as of
Unconsolidated Entities	December 31, 2005

S-12 Associates	50%
Ramco/ West Acres LLC	40%
Ramco/ Shenandoah LLC	40%
Beacon Square Development LLC	10%
Ramco Lion Venture, LP	30%
Ramco Jacksonville LLC	20%
      In December 2004, we formed Ramco/ Lion Venture LP (the “Venture”) with affiliates of Clarion Lion Properties Fund (“Clarion”), a private equity real estate fund sponsored by ING Clarion Partners. We own 30% of the equity in the Venture and Clarion owns 70%. The Venture plans to acquire up to $450,000 of stable, well-located community shopping centers located in the southeast and midwestern United States. The Company and Clarion have committed to contribute to the Venture up to $54,000 and $126,000, respectively, of equity capital to acquire properties through September 2006. As of December 31, 2005, we have invested approximately $42,200 of our total commitment to the Venture and Clarion has contributed $98,400 of their commitment.
      In 2004, the Venture acquired three shopping centers located in Florida with an aggregate purchase price of $48,000. During 2005, the Venture acquired the following nine shopping centers:

			Purchase	Debt
Acquisition Date	Property Name	Property Location	Price	Assumed

January	Oriole Plaza	Delray Beach, FL	$23,200	$12,334
February	Martin Square	Stuart, FL	23,200	14,364
February	West Broward Shopping Center	Plantation, FL	15,800	10,201
February	Marketplace of Delray	Delray Beach, FL	28,100	17,482
March	Winchester Square	Rochester, MI	53,000	31,189
March	Hunter’s Square	Farmington Hills, MI	75,000	40,450
May	Millennium Park	Livonia, MI	53,100	—
December	Troy Marketplace	Troy, MI	36,500	—
December	Gratiot Crossing	Chesterfield Township, MI	22,500	—

			$330,400	$126,020

      We do not have a controlling interest in the Venture, and we will record our 30% share of the joint venture’s operating results using the equity method. Under terms of an agreement with the Venture, we are the manager of the Venture and its properties, earning fees for acquisitions, construction, management, leasing, financing and dispositions. We earned acquisition fees of $1,457 during the twelve months ended December 31, 2005, which has been reported in fees and management income during 2005. We also have the opportunity to receive performance-based earnings through our interest in the Venture.
      In September 2005 the Venture replaced a $41,280 variable rate bridge loan with two ten year mortgage loans with principal amounts of $9,300 and $32,000. Both mortgage loans carry an interest rate of 5.0% and are interest only for the first five years. In December 2005 the Venture entered into two secured promissory notes with Clarion for the purchase of Troy Marketplace and Gratiot Crossing. The loans were to assist in the purchase of the properties. It is the Venture’s intention to replace the loans with permanent financing from a third party before maturity. The notes are secured by collateral assignments of interests in RLV Troy Marketplace, LP and RLV Gratiot Crossing, LP.
      In March 2005, we formed Ramco Jacksonville, LLC (“Jacksonville”) to develop a shopping center in Jacksonville, Florida. We invested $929 for a 20% interest in Jacksonville and an unrelated party contributed capital of $3,715 for an 80% interest. We also transferred land and certain improvements to the joint venture in the amount of $7,994 and $1,072 of cash for a note receivable from the joint venture in the aggregate amount of $9,066. The note receivable was paid by Jacksonville in 2005. On June 30, 2005, Jacksonville obtained a construction loan and mezzanine financing from a financial institution, in the amount of $58,772.
      We do not have a controlling interest in Jacksonville, and we will record our 20% share of the joint venture’s operating results using the equity method. Under terms of an agreement with Jacksonville, we are responsible for development, construction, leasing and management of the project, for which we will earn fees. Our maximum exposure to loss is our investment of $929 at December 31, 2005.
      In March 2004, we formed Beacon Square Development LLC (“Beacon Square”) and invested $50 for a 10% interest in Beacon Square and an unrelated party contributed capital of $450 for a 90% interest. We also transferred land and certain improvements to the joint venture for an amount equal to our cost and received a note receivable from the joint venture in the same amount, which was subsequently repaid. In June 2004, Beacon Square obtained a variable rate construction loan from a financial institution, in an amount not to exceed $6,800, which loan is due in August 2007. The joint venture also has mezzanine fixed rate debt from a financial institution, in the amount of $1,300, due August 2007. Beacon Square has an investment in real estate assets of approximately $8,000 and other liabilities of $2,000 as of December 31, 2005.
      We do not have a controlling interest in Beacon Square, and we record our 10% share of the joint venture’s operating results using the equity method. Under the terms of an agreement with Beacon Square, we are responsible for the predevelopment, construction, leasing and management of the project, for which we earned a predevelopment fee of $28 and $125 during 2005 and 2004, respectively, and management fees of $61 and $334 during 2005 and 2004, respectively, which have been reported in fees and management income during such periods. Our maximum exposure to loss is our investment of $50 and any unpaid management fees as of December 31, 2005.

      Our unconsolidated entities had the following debt outstanding at December 31, 2005:

	Balance	Interest
Unconsolidated Entities	outstanding	Rate	Maturity Date

S-12 Associates	$1,157	7.5%	May 2016
Ramco/ West Acres LLC	9,040	8.1%	April 2030 (1)
Ramco/ Shenandoah LLC	12,517	7.3%	February 2012
Beacon Square Development LLC	5,963	5.8%	August 2007
Beacon Square Development LLC	1,300	13.0%	August 2007
Ramco Jacksonville LLC	12,007	9.5%	June, 2008
Ramco Jacksonville LLC	1,900	18.5%	June, 2008
Ramco Lion Venture LP	221,189		Various (2)

	$265,073

(1)	Under terms of the note, the anticipated payment date is April 2010.

(2)	Interest rates range from 5.0% to 8.3% with maturities ranging from June 2006 to June 2020.
      Combined condensed financial information of our unconsolidated entities is summarized as follows:

	2005	2004	2003

ASSETS
Investment in real estate, net	$437,763	$90,828	$133,282
Other assets	27,042	4,858	6,273

Total Assets	$464,805	$95,686	$139,555

LIABILITIES
Mortgage notes payable	$265,067	$64,425	$99,720
Other liabilities	26,260	5,540	3,994

Owners’ equity	173,478	25,721	35,841

Total Liabilities and Owners’ Equity	$464,805	$95,686	$139,555

Company’s Equity Investments in and Advances to Unconsolidated Entities	$53,398	$9,182	$9,091

TOTAL REVENUES	$36,124	$9,164	$11,736
TOTAL EXPENSES	29,381	9,496	12,516

NET (LOSS) INCOME	$6,743	$(332)	$(780)

COMPANY’S SHARE OF INCOME	$2,400	$180	$252

8.	Acquisition of Joint Venture Properties
      In June 2004, we formed Ramco Gaines LLC (“Gaines”) and invested $50 for a 10% interest in Gaines, and an unrelated party contributed $450 for a 90% interest. We also transferred land and certain improvements to the joint venture for an amount equal to our cost and received a note receivable from the joint venture in the same amount, which was subsequently repaid. Prior to September 30, 2004, we had substantial continuing involvement in the property, and accordingly, we consolidated Gaines in our June 30, 2004 financial statements. In September 2004, due to changes in the joint venture agreement and financing arrangements, we did not have substantial continuing involvement and accordingly accounted for the investment on the equity method. This entity is developing a shopping center located in Gaines Township, Michigan. In September 2004, Gaines obtained a variable rate construction loan from a financial institution, in an amount not to exceed $8,025, which loan is due in September 2007. The joint venture also has mezzanine fixed rate debt from a financial institution, in the amount of $1,500, due September 2007. Gaines had an investment in real estate assets of approximately $7,900, and other liabilities of $2,300, as of December 31, 2004.

      On November 10, 2005, we acquired an additional 90.0% interest in Gaines for (1) $568 in cash (2) assumption of $7,942 capitalized lease (3) the assumption of a variable rate construction loan due in September 2007 in the amount not to exceed $8,025, of which $7,855 was outstanding (4) and a mezzanine fixed rate debt instrument due September 2007 in the amount of $1,500, increasing our ownership interest in this entity to 100%. The share of net income for the period January 1, 2005 through November 10, 2005 which relates to our 10% interest is included in earnings from unconsolidated entities in the Consolidated Statements of Income and Comprehensive Income. The additional investment in Gaines resulted in this entity being consolidated as of November 11, 2005.
      Under the terms of an agreement with Gaines, we are responsible for the predevelopment, construction, leasing and management of the project, for which we earned predevelopment fees of $506 and $250 during 2005 and 2004, respectively, and management fees of $87 and $1,447 during 2005 and 2004, respectively, which were reported in fees and management income for such periods.
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
      The acquisitions of these interests in these above-mentioned shopping centers were accounted for using the purchase method of accounting and the results of operations have been included in the consolidated financial statements since the date of acquisitions. The excess of the fair value over the net book basis of the interest in the above-mentioned shopping centers have been allocated to land, buildings and, as applicable, identifiable intangibles. No goodwill was recorded as a result of these acquisitions.

9.	Other Assets
      Other assets at December 31 are as follows:

	2005	2004

Leasing costs	$28,695	$20,956
Intangible assets	11,048	4,804
Deferred financing costs	13,742	13,227
Other	5,469	9,693

	58,954	48,680
Less: accumulated amortization	(30,726)	(23,507)

	28,228	25,173
Prepaid expenses and other	11,172	13,397
Proposed development and acquisition costs	1,109	2,960

Other assets — net	$40,509	$41,530

      Intangible assets at December 31, 2005 include $6,985 of lease origination costs and $3,008 of favorable leases related to the allocation of the purchase prices for acquisitions made since 2002. These assets are being amortized over the lives of the applicable leases. The weighted-average amortization period for intangible assets attributable to lease origination costs and favorable leases is approximately 6 years.

      The following table represents estimated aggregate amortization expense related to other assets as of December 31, 2005:

Year Ending December 31,

2006	$5,914
2007	5,181
2008	4,223
2009	3,062
2010	2,229
Thereafter	7,619

Total	$28,228

10. Mortgages and Notes Payable
      Mortgages and notes payable at December 31 consist of the following:

	2005	2004

Fixed rate mortgages with interest rates ranging from 4.8 to 8.4%, due at various dates through 2018	$451,777	$494,715
Floating rate mortgages with interest rates ranging from 6.0% to 6.1%, due at various dates through 2010	12,854	5,470
Unsecured term loan Credit Facility, with an interest rate at LIBOR plus 130 to 165 basis points, due December 2010, maximum borrowings $100,000. The effective rate at December 31, 2005 was 5.9%	100,000	—
Unsecured Revolving Credit Facility, with an interest rate at LIBOR plus 115 to 150 basis points, due December 2008, maximum borrowings $150,000. The effective rate at December 31, 2005 was 5.8%	137,600	—
Unsecured Bridge Term Loan, with an interest rate at LIBOR plus 135 basis points, due September 2006. The effective rate at December 31, 2005 was 5.7%	22,600	—
Unsecured revolving credit facility, with an interest rate at LIBOR plus 185 to 225 basis points, paid in full in December 2005	—	17,300
Secured revolving credit facility, with an interest rate at LIBOR plus 115 to 155 basis points, paid in full in December 2005	—	115,950

	$724,831	$633,435

      The mortgage notes are secured by mortgages on properties that have an approximate net book value of $597,187 as of December 31, 2005.
      On December 13, 2005, the Company entered into a $250 million unsecured credit facility (the “Credit Facility”) consisting of a $100 million unsecured term loan facility and a $150 million unsecured revolving credit facility. The Credit Facility provides that the unsecured revolving credit facility may be increased by up to $100 million at the Company’s request, for a total unsecured revolving credit facility commitment of $250 million. The unsecured term loan matures in December 2010 and bears interest at a rate equal to LIBOR plus 130 to 165 basis points. The unsecured revolving credit facility matures in December 2008 and bears interest at a rate equal to LIBOR plus 115 to 150 basis points. The Company has the option to extend the maturity date of the unsecured revolving credit facility to December 2010. The proceeds were used to retire borrowings under the Company’s previous unsecured revolving credit facility and secured revolving credit facility, a bridge loan and a construction loan. It is anticipated that funds borrowed under the Credit Facility will be used for general corporate purposes, including working capital, capital expenditures, the repayment of indebtedness or other corporate activities.

      The new facility replaces the Company’s $160 million secured revolving credit facility and $40 million unsecured revolving credit facility, which were due to expire on December 29, 2005.
      During 2005, the Company prepaid $99.3 million in mortgage loans on ten shopping centers with a weighted average interest rate of 8.3%. As part of this refinancing, the Company entered into long term loans for three of the ten shopping centers with total borrowings of $64,280. Each of the loans has a ten year maturity, with five years of interest only payments, and carry a blended fixed interest rate of approximately 5.2%
      At December 31, 2005, outstanding letters of credit issued under the Secured Revolving Credit Facility, not reflected in the accompanying consolidated balance sheet, totaled approximately $2,110.
      The Credit Facility contains financial covenants relating to total leverage, fixed charge coverage ratio, loan to asset value, tangible net worth and various other calculations. As of December 31, 2005, we were in compliance with the covenant terms.
      The mortgage loans encumbering our properties, including properties held by our unconsolidated joint ventures, are generally non-recourse, subject to certain exceptions for which we would be liable for any resulting losses incurred by the lender. These exceptions vary from loan to loan but generally include fraud or a material misrepresentation, misstatement or omission by the borrower, intentional or grossly negligent conduct by the borrower that harms the property or results in a loss to the lender, filing of a bankruptcy petition by the borrower, either directly or indirectly, and certain environmental liabilities. In addition, upon the occurrence of certain of such events, such as fraud or filing of a bankruptcy petition by the borrower, we would be liable for the entire outstanding balance of the loan, all interest accrued thereon and certain other costs, penalties and expenses.
      The following table presents scheduled principal payments on mortgages and notes payable as of December 31, 2005:

Year Ending December 31,

2006	$29,784
2007	70,042
2008	240,768
2009	48,493
2010	123,291
Thereafter	212,453

Total	$724,831

11. Interest Rate Swap Agreements
      As of December 31, 2005, the Company has $20,000 interest rate swap agreements in effect. Under the terms of certain debt agreements, we are required to maintain interest rate swap agreements in the amount necessary to insure that the Company’s variable rate debt does not exceed 25% of its assets, as computed under the agreement, to reduce the impact of changes in interest rates on our variable rate debt. Based on rates in effect at December 31, 2005, the agreements for notional amounts aggregating $20,000 provide for fixed rates of 6.32% on a portion of our unsecured Credit Facility and expire in December 2008.
      On the date we enter into an interest rate swap, we designate the derivative as a hedge against the variability of cash flows that are to be paid in connection with a recognized liability. Subsequent changes in the fair value of a derivative designated as a cash flow hedge that is determined to be highly effective are recorded in Other Comprehensive Income (“OCI”) until earnings are affected by the variability of cash flows of the hedged transaction. The differential between fixed and variable rates to be paid or received is accrued, as interest rates change, and recognized currently in the Consolidated Statement of Income.

      The following table summarizes the notional values and fair values of our derivative financial instruments as of December 31, 2005 (dollars in thousands):

	Hedge	Notional	Fixed	Fair	Expiration
Underlying Debt	Type	Value	Rate	Value	Date

Credit Facility	Cash Flow	10,000	4.8%	(22)	12/2008
Credit Facility	Cash Flow	10,000	4.8%	(22)	12/2008

		$20,000		$(44)

      The change in fair market value of the interest rate swap agreements in effect at the time increased the charge to accumulated OCI by $264 for the year ended December 31, 2005 and decreased the charge to accumulated OCI by $1,318 and $1,832 for the years ended December 31, 2004 and 2003, respectively. One interest rate swap, which expired on January 4, 2004, was not designated as a hedge, and therefore, the change in fair value associated with this swap agreement was recorded in the statement of operations as a component of interest expense and amounted to approximately $394 in 2003.
12. Leases
      Approximate future minimum revenues from rentals under noncancelable operating leases in effect at December 31, 2005, assuming no new or renegotiated leases or option extensions on lease agreements, are as follows:

Year Ending December 31,

2006	$98,536
2007	91,302
2008	80,827
2009	64,874
2010	55,550
Thereafter	294,941

Total	$686,030

      We relocated our corporate offices during the third quarter of 2004 and entered into a new ten year operating lease agreement that became effective August 15, 2004. Under terms of the agreement, our annual straight-line rent expense will be approximately $754. We have an option to renew this lease for two consecutive periods of five years each. During 2005, we entered into two leases for offices in Florida. Office rent expense, net, as $722, $485 and $363 for the years ended December 31, 2005, 2004 and 2003, respectively.
      Capitalized lease property consists of land having a net book value of $7,942 as of December 31, 2005.
      Approximate future minimum rental expense under our noncancelable office leases, assuming no option extensions, are as follows:

	Operating	Capital
Year Ending December 31, 2005	Leases	Lease

2006	$805	$630
2007	827	630
2008	849	630
2009	871	630
2010	840	630
Thereafter	3,910	8,372

Total minimum lease payments	8,102	11,522
Less: amounts representing interest	—	(3,580)

Total	$8,102	$7,942

13. Earnings per Share
      The following table sets forth the computation of basic and diluted earnings per share (“EPS”) (in thousands, except per share data):

	2005	2004	2003

Numerator:
Net Income	$18,493	$15,120	$10,478
Preferred stock dividends	(6,655)	(4,814)	(2,375)

Income available to common shareholders for basic and diluted EPS	$11,838	$10,306	$8,103

Denominator:
Weighted-average common shares for basic EPS	16,837	16,816	13,955
Effect of dilutive securities:
Options outstanding	43	215	186

Weighted-average common shares for diluted EPS	16,880	17,031	14,141

Basic EPS	$0.70	$0.61	$0.58

Diluted EPS	$0.70	$0.60	$0.57

14. Impairment of Investment in Unconsolidated Entity
      Prior to 1999, we completed significant pre-development work such as optioning land, obtaining governmental entitlements, negotiating leases with several anchor tenants and developed a preliminary site plan to build and own a lifestyle shopping center in Novi, Michigan. During 1999, we contributed our pre-development expenditures, at cost, for a 10% interest in a new joint venture entity, PLC Novi West Development (“PLC Novi”). This investment was accounted for on the equity method. In reporting periods prior to August 2004, based on projections provided by our joint venture partner, and other information available to us, we estimated that the fair value of our investment exceeded its carrying value of approximately $5.0 million. In August 2004, we were informed by our partner that they were not extending the construction loan with the bank, and were requesting a reduction of the principal due under the loan. Later that month, we sold our interest to a third party investor for $25 and recorded a $4,775 impairment loss. Subsequent to our sale we learned that PLC Novi filed for Chapter 11 bankruptcy protection. We believe we have no further liabilities with respect to this investment.
15. Shareholders’ Equity
      On July 1, 2004, we completed a $54,000 public offering of 1,889,000 shares of 7.95% Series C cumulative, convertible Preferred Shares of beneficial interest. The aggregate net proceeds of this offering were $51,741. A portion of the net proceeds from this offering were used to pay down outstanding balances under our secured revolving credit facilities by approximately $10,100 and the remaining proceeds invested in short-term investments. In August 2004, we utilized the invested proceeds to fund acquisitions and development projects as well as expand or renovate existing shopping centers. Dividends on the Series C Preferred Shares are payable quarterly in arrears and amounted to $2.27 per share in 2005. We may, but we are not required to, redeem the Series C Preferred Shares any time after June 1, 2009, at a redemption price of $28.50 per share, plus accrued and unpaid dividends. In addition, on or after June 1, 2007 and before June 1, 2009, we may redeem the Series C Preferred Shares in whole or in part, upon not less than 30 days nor more than 60 days written notice, if such notice is given within 15 trading days of the end of a 30 trading day period in which the closing price of our Common Shares equal or exceed 125% of the applicable conversion price for 20 out of 30 consecutive trading days. The redemption price shall be paid in cash at $28.50 per share, plus any accrued and unpaid dividends.

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
      On November 5, 2002, we completed a $25,000 public offering of 1,000,000 shares of 9.5% Series B cumulative Preferred Shares of beneficial interest. The aggregate net proceeds of this offering were $23,804. Dividends on the Series B Preferred Shares are payable quarterly in arrears and amounted to $2.38 per share in 2005 and 2004. We may, but we are not required to, redeem the Series B Preferred Shares any time after November 5, 2007, at a redemption price of $25.00 per share, plus accrued and unpaid dividends.
      The Series B Preferred Shares rank senior to the common shares with respect to dividends and the distribution of assets in the event of our liquidation, dissolution or winding up and on a parity to our Series C cumulative, convertible Preferred Shares. The Series B Preferred Shares are not convertible into or exchangeable for any of our other securities or property.
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
      In December 2003, the Company amended the plan to allow vested options to be exercised by tendering mature shares with a market value equal to the exercise price of the options. In December 2004, seven executives executed an option deferral election with regards to approximately 395,000 options at an average exercise price of $15.51 per option. These elections allowed the employees to defer the receipt of the net shares they would receive at exercise. The deferred gain will remain in a deferred compensation account for the benefit of the employees for a period of five years, with up to two additional 24 month deferred periods.
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
      The following table reflects the stock option activity at December 31:

	2005		2004		2003

		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	160,371	$20.28	540,200	$15.93	608,275	$15.96
Granted	86,850	27.31	50,646	27.18	12,000	23.77
Cancelled or expired	(23,855)	16.25	(625)	17.35	(5,375)	18.01
Exercised	(18,000)	26.89	(429,850)	15.63	(74,700)	17.29

	205,366	$22.84	160,371	$20.28	540,200	$15.93

Options exercisable at year end	105,912		103,725		523,200

Weighted-average fair value of options granted during the year	$2.53		$2.78		$1.85

      The following table summarizes the characteristics of the options outstanding and exercisable at December 31, 2005:

		Options Outstanding		Options Exercisable

		Weighted-Average
		Remaining	Weighted-Average		Weighted-Average
Range of Exercise Price	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$14.06-$14.75	27,000	4.2	$14.11	27,000	$14.11
$16.38-$17.87	40,725	2.6	16.79	40,725	16.79
$19.35-$28.80	137,641	8.4	26.34	38,187	23.75

	205,366	6.7	$22.84	105,912	$18.62

401(k) Plan
      We sponsor a 401(k) defined contribution plan covering substantially all officers and employees of the Company which allows participants to defer a percentage of compensation on a pre-tax basis up to a statutory limit. We contribute up to a maximum of 50% of the employee’s contribution, up to a maximum of 5% of an employee’s annual compensation. During 2005, 2004 and 2003 our matching cash contributions were $186, $171 and $176, respectively.
17. Financial Instruments
      The carrying values of cash and cash equivalents, receivables and accounts payable are reasonable estimates of their fair values because of the short maturity of these financial instruments. As of December 31, 2005 and 2004 the carrying amounts of our borrowings under variable rate debt approximated fair value. Interest rate swaps are recorded at their fair value.
      We estimated the fair value of fixed rate mortgages using a discounted cash flow analysis, based on our incremental borrowing rates for similar types of borrowing arrangements with the same remaining maturity. The fair value of our fixed rate debt was $481,248 and $521,952 at December 31, 2005 and 2004, respectively.
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

18. Quarterly Financial Data (Unaudited)
      The following table sets forth the quarterly results of operations for the years ended December 31, 2005 and 2004 (in thousands, except per share amounts):

	Quarters ended 2005

	March 31	June 30	September 30	December 31

Revenue	$36,023	$35,715	$34,529	$35,356
Operating income	4,321	3,103	3,134	2,414
Income from continuing operations	3,924	3,168	3,675	3,173
Discontinued operations	987	971	1,129	1,466

Net income	$4,911	$4,139	$4,804	$4,639

Basic earnings per share:
Income from continuing operations	$0.13	$0.09	$0.12	$0.09
Discontinued operations	0.06	0.06	0.07	0.09

Net income	$0.19	$0.15	$0.19	$0.18

Diluted earnings per share:
Income from continuing operations	$0.13	$0.09	$0.12	$0.09
Discontinued operations	0.06	0.06	0.07	0.09

Net income	$0.19	$0.15	$0.19	$0.18

	Quarters ended 2004

	March 31	June 30	September 30	December 31

Revenue	$28,910	$27,817	$31,474	$34,540
Operating income	3,966	3,153	4,552	3,478
Income from continuing operations	3,439	2,447	282	4,806
Discontinued operations	965	1,151	1,212	818

Net income	$4,404	$3,598	$1,494	$5,624

Basic earnings per share:
Income (loss) from continuing operations	$0.17	$0.09	$(0.08)	$0.19
Discontinued operations	0.06	0.07	0.07	0.05

Net income (loss)	$0.23	$0.16	$(0.01)	$0.24

Diluted earnings per share:
Income (loss) from continuing operations	$0.17	$0.09	$(0.08)	$0.19
Discontinued operations	0.06	0.07	0.07	0.05

Net income (loss)	$0.23	$0.16	$(0.01)	$0.24

      During the third quarter of 2004, we sold our interest in PLC Novi West Development (“PLC Novi”) to a third party investor for $25 and recorded a $4,775 impairment loss.
      Earnings per share, as reported in the above table, are based on weighted average common shares outstanding during the quarter and, therefore, may not agree with the earnings per share calculated for the years ended December 31, 2005 and 2004.

19. Transactions With Related Parties
      We have management agreements with various partnerships and perform certain administrative functions on behalf of entities owned in part by certain trustees and/or officers of the Company. The following revenue was earned during the three years ended December 31 from these related parties:

	2005	2004	2003

Management fees	$234	$287	$367
Leasing fee income	42	62	64
Brokerage commission and other	—	—	15
Payroll reimbursement	30	36	142

Total	$306	$385	$588

      During 2003, Kmart Corporation agreed to convey to us a certain parcel of land in connection with a settlement of certain disputes with us. We entered into an agreement with Ramco Clinton Development Company (“Partnership”) that caused Kmart to convey the parcel directly to the Partnership, in exchange for a cash payment to us in the amount of $175 from the Partnership. Various executive officers/trustees of the Company are partners in that Partnership. This transaction with the Partnership was entered into upon the unanimous approval of the independent members of our Board of Trustees.
      We had receivables from related entities in the amount of $45 at December 31, 2005 and $54 at December 31, 2004.
20. Commitments and Contingencies
Construction Costs
      In connection with the development and expansion of various shopping centers as of December 31, 2005, we have entered into agreements for construction costs of approximately $26,594, including approximately $17,100 for costs related to the development of Ramco Jacksonville, LLC’s shopping center.
Internal Revenue Service Examinations

IRS Audit Resolution for Years 1991 to 1995
      We were the subject of an IRS examination of our taxable years ended December 31, 1991 through 1995. We refer to this examination as the IRS Audit. On December 4, 2003, we reached an agreement with the IRS with respect to the IRS Audit. We refer to this agreement as the Closing Agreement. Pursuant to the terms of the Closing Agreement (i) our “REIT taxable income” was adjusted for each of 1991, 1992, and 1993; (ii) our election to be taxed as a REIT was terminated for 1994; (iii) we were not permitted to reelect REIT status for 1995; (iv) we were permitted to reelect REIT status for taxable years beginning on or after January 1, 1996; (v) our timely filing of IRS Form 1120-REIT for 1996 was treated, for all purposes of the Code, as an election to be taxed as a REIT; (vi) the provisions of the Closing Agreement were expressly contingent upon our payment of “deficiency dividends” (that is, our declaration and payment of a distribution that is permitted to relate back to the year for which the IRS determines a deficiency in order to satisfy the requirement for REIT qualification that we distribute a certain minimum amount of our “REIT taxable income” for such year) in amounts not less than $1.387 million and $809 for our 1992 and 1993 taxable years respectively; (vii) we consented to the assessment and collection, by the IRS, of $770 in tax deficiencies; (viii) we consented to the assessment and collection, by the IRS, of interest on such tax deficiencies and deficiency dividends and (ix) we agreed that no penalties or other “additions to tax” would be asserted with respect to any adjustments to taxable income required pursuant to the Closing Agreement.
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
      In the notes to the consolidated financial statements of Atlantic’s most recent quarterly report on Form 10-Q filed with the Securities and Exchange Commission, or the SEC, for the quarter ended September 30, 2005, Atlantic has disclosed its liability under the Tax Agreement for the tax deficiencies, deficiency dividend, and interest reflected in the Closing Agreement. As discussed above, on January 21, 2004, Atlantic reimbursed us $2.2 million in recognition of our payment of the deficiency dividend. Atlantic has also paid all other amounts, on behalf of the Company, assessed by the IRS to date.
      Subsequent to year end, Atlantic made additional interest payments to the IRS in relation to the 1991-1995 audit. It is management’s belief that any other liabilities that may exist in relation to the 1991-1995 audit will be covered under the Tax Agreement.

Current IRS Examination
      The IRS is currently conducting an examination of us for our taxable years ended December 31, 1996 and 1997. We refer to this examination as the IRS Examination. On April 13, 2005, the IRS issued two examination reports to us with respect to the IRS Examination. The first examination report seeks to disallow certain deductions and losses we took in 1996 and to disqualify us as a REIT for the years 1996 and 1997. The second report also proposes to disqualify us as a REIT for our taxable years ended December 31, 1998 through 2000, years we had not previously been notified were under examination, and to not allow us to reelect REIT status for 2001 through 2004. Insofar as the reports seek to disqualify us as a REIT, we vigorously dispute the IRS’ positions, and we have been advised by legal counsel that the IRS’ positions set forth in the reports with respect to our disqualification as a REIT are unsupported by the facts and applicable law. We discuss this issue in greater detail below under the subheading “Disqualification as a REIT”. We dispute the disallowance of certain deductions and losses for 1996 and believe that amounts which may be assessed against us with respect to any such disallowance would constitute items covered under the Tax Agreement. We discuss this issue in greater detail below under the subheading “Disallowance of Certain Deductions and Losses”. We have contested the reports by filing a protest with the Appeals Office of the IRS on May 31, 2005. Although Atlantic has filed a Form 8-K with the SEC stating that it has been advised by counsel that it would not have any obligation to indemnify us with respect to any tax, interest or penalty which may be assessed against us in connection with the IRS Examination, we disagree with such position and, if the need arises, intend to pursue collection of amounts related to the 1996 tax year from Atlantic under the Tax Agreement.

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

Protest; Potential Impact
      We have contested the positions taken in the examination reports through the filing of a protest with the Appeals Office of the IRS on May 31, 2005. A preliminary conference with an IRS appeals officer has been scheduled for the end of the first quarter of 2006. If we cannot obtain a satisfactory result through the administrative appeals process, we may pursue judicial review of the determination.
      If all of the positions taken (exclusive of the proposed revocation of our REIT status for 2001 through 2004) and adjustments proposed in the examination reports were sustained, then we would be liable for approximately $22.9 million in combined tax, penalties and interest as calculated by the IRS with interest updated through December 31, 2005. If we were successful in opposing the positions taken in the first examination report (which relates to 1996 and 1997) and the second examination report (which relates to 1998 through 2000), other than the proposed increase in our REIT taxable income resulting from disallowance of certain deductions for 1996, then we could avoid being disqualified as a REIT by paying a deficiency dividend in the amount (if any) necessary to satisfy the requirement that we distribute each year a certain minimum amount of our REIT taxable income for such year. In the event we were required to pay a deficiency dividend, such dividend would be treated as an addition to tax for the year to which it relates, and we would be subject to the assessment and collection by the IRS of interest on such addition to tax. The second examination report (which relates to 1998 through 2000) does not quantify our potential liability for combined tax, penalties and interest resulting from the proposed revocation of our REIT status for 2001 through 2004. Such potential liability could be substantial and could have a material adverse effect on our financial position, results of operations and cash flows.

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

Tax Agreement with Atlantic
      Certain tax deficiencies, interest, and penalties, which may be assessed against us in connection with the IRS Examination, may constitute covered items under the Tax Agreement. Atlantic has filed a Form 8-K in which it disclosed that it has been advised by counsel that it does not have any obligation to make any payment to or indemnify us in any manner for any tax, interest or penalty set forth in the examination report relating to 1996 and 1997. We disagree with this position and believe that some or all of the amounts which may be assessed against us with respect to the disallowance of certain deductions and losses for 1996 would constitute covered items under the Tax Agreement. If Atlantic prevails in its position that it is not required to indemnify us under the Tax Agreement with respect to liabilities we incur as a result of the IRS Examination, then we would be required to pay for such liabilities out of our own funds. Even if we prevail in our position that Atlantic is required to indemnify us under the Tax Agreement with respect to such liabilities, Atlantic may not have sufficient assets at the time to reimburse us for all amounts we must pay to the IRS, and we would be required to pay the difference out of our own funds. According to the quarterly report on Form 10-Q filed by Atlantic for the quarter ended September 30, 2005, Atlantic had net assets of approximately $82.3 million (as determined pursuant to the liquidation basis of accounting). The IRS may also assess taxes against us that Atlantic is not required to pay. Accordingly, the ultimate resolution of any tax liabilities arising pursuant to the IRS Audit and the IRS Examination may have a material adverse effect on our financial position, results of operations and cash flows, particularly if we are required to distribute deficiency dividends to our shareholders and/or pay additional taxes, interest and penalties to the IRS in amounts that exceed any indemnification payments we receive from Atlantic.

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
Common Shares Repurchase
      In December 2005 the Board of Trustees authorized the repurchase, at management’s discretion, of up to $15,000 of the Company’s common shares. The program allows the Company to repurchase its common shares from time to time in the open market or in privately negotiated transactions.

21. REAL ESTATE ASSETS
Net Investment in Real Estate Assets at December 31, 2005

									Gross Cost at End of
						Initial Cost to Company			Period(b)
								Subsequent
							Building &	Additions
			Year	Year	Year		Improvements	(Retirements),		Building &		Accumulated
Property	Location		Constructed(a)	Acquired	Renovated	Land	(f)	Net	Land	Improvements	Total	Depreciation(c)	Encumbrances

Alabama
Cox Creek Plaza	Florence	Alabama	1984	1997	2000	589	5,336	(408)	426	5,091	5,517	1,384	(d)
Florida
Coral Creek Shops	Coconut Creek	Florida	1992	2002		1,565	14,085	(56)	1,572	14,022	15,594	1,256	(e)
Crestview Corners	Crestview	Florida	1986	1997	1993	400	3,602	2,435	400	6,037	6,437	809	(d)
Kissimmee West	Kissimmee	Florida	2005	2005		3,268	19,113	0	3,268	19,113	22,381	20
Lantana Shopping Center	Lantana	Florida	1959	1996	2002	2,590	2,600	7,020	2,590	9,620	12,210	1,812	(e)
Mission Bay Plaza	Boca Raton	Florida	1989	2004		8,766	49,867	(292)	9,754	48,587	58,341	1,581	(e)
Naples Towne Center	Naples	Florida	1982	1996	2003	218	1,964	4,516	807	5,891	6,698	1,145	(d)
Pelican Plaza	Sarasota	Florida	1983	1997		710	6,404	207	710	6,611	7,321	1,429	(d)
Plaza at Delray	Delray Beach	Florida	1979	2004		9,513	55,271	116	8,795	56,105	64,900	1,812	(e)
Publix at River Crossing	New Port Richey	Florida	1998	2003		728	6,459	(49)	728	6,410	7,138	421	(e)
River City	Jacksonville	Florida	2005	2005		8,628	14,583	0	8,628	14,583	23,211
Rivertowne Square	Deerfield Beach	Florida	1980	1998		951	8,587	261	951	8,848	9,799	1,329	(d)
Shoppes of Lakeland	Lakeland	Florida	1985	1996		1,279	11,543	8,375	1,871	19,326	21,197	2,394	(d)
Southbay Shopping Center	Osprey	Florida	1978	1998		597	5,355	329	597	5,684	6,281	1,167	(d)
Sunshine Plaza	Tamarac	Florida	1972	1996	2001	1,748	7,452	12,037	1,748	19,489	21,237	4,817	(e)
The Crossroads	Royal Palm Beach	Florida	1988	2002		1,850	16,650	78	1,857	16,721	18,578	1,533	(e)
Village Lakes Shopping Center	Land O’ Lakes	Florida	1987	1997		862	7,768	124	862	7,892	8,754	1,605	(d)
Georgia
Centre at Woodstock	Woodstock	Georgia	1997	2004		1,880	10,801	(384)	1,987	10,310	12,297	356	(e)
Conyers Crossing	Conyers	Georgia	1978	1998	1989	729	6,562	669	729	7,231	7,960	1,493	(d)
Holcomb Center	Alpharetta	Georgia	1986	1996		658	5,953	1,285	658	7,238	7,896	1,564	(d)
Horizon Village	Suwanee	Georgia	1996	2002		1,133	10,200	42	1,143	10,232	11,375	938	(d)
Indian Hills	Calhoun	Georgia	1988	1997		706	6,355	1,792	707	8,146	8,853	1,348	(d)
Mays Crossing	Stockbridge	Georgia	1984	1997	1986	725	6,532	1,439	725	7,971	8,696	1,510	(d)
Promenade at Pleasant Hill	Duluth	Georgia	1993	2004		3,891	22,520	(768)	3,650	21,993	25,643	758	(e)
Indiana
Merchants Square	Carmel	Indiana	1970	2004		5,804	33,738	(678)	5,737	33,127	38,864	1,601	(e)
Maryland
Crofton Centre	Crofton	Maryland	1974	1996		3,201	6,499	2,846	3,201	9,345	12,546	2,939	(d)
Michigan
Auburn Mile	Auburn Hills	Michigan	2000	1999		15,704	0	(6,608)	6,495	2,601	9,096	719	(e)
Clinton Pointe	Clinton Township	Michigan	1992	2003		1,175	10,499	(145)	1,175	10,354	11,529	634	(d)
Clinton Valley Mall	Sterling Heights	Michigan	1977	1996	2002	1,101	9,910	6,287	1,101	16,197	17,298	3,307	(d)
Clinton Valley	Sterling Heights	Michigan	1985	1996		399	3,588	3,086	523	6,550	7,073	1,328	(d)
Eastridge Commons	Flint	Michigan	1990	1996	2001	1,086	9,775	2,072	1,086	11,847	12,933	3,273	(d)
Edgewood Towne Center	Lansing	Michigan	1990	1996	2001	665	5,981	36	645	6,037	6,682	1,482	(d)
Fairlane Meadows	Dearborn	Michigan	1987	2003		1,955	17,557	1,559	3,256	17,815	21,071	1,030	(e)
Fraser Shopping Center	Fraser	Michigan	1977	1996		363	3,263	941	363	4,204	4,567	988	(e)
Gaines Marketplace	Gaines Twp.	Michigan	2005	2005		226	6,782	7,942	8,168	6,782	14,950	69	(e)
Hoover Eleven	Warren	Michigan	1989	2003		3,308	29,778	(754)	3,304	29,028	32,332	1,472	(e)
Jackson Crossing	Jackson	Michigan	1967	1996	2002	2,249	20,237	12,658	2,249	32,895	35,144	7,153	(d)
Jackson West	Jackson	Michigan	1996	1996	1999	2,806	6,270	6,126	2,691	12,511	15,202	3,136	(e)
Kentwood Towne Center	Kentwood	Michigan	1988	1996		2,799	9,484	(213)	2,799	9,271	12,070	464	(e)
Lake Orion Plaza	Lake Orion	Michigan	1977	1996		470	4,234	1,209	1,222	4,691	5,913	1,105	(d)
Lakeshore Marketplace	Norton Shores	Michigan	1996	2003		2,018	18,114	1,710	4,518	17,324	21,842	1,061	(e)
Livonia Plaza	Livonia	Michigan	1988	2003		1,317	11,786	(15)	1,317	11,771	13,088	891	(d)
Madison Center	Madison Heights	Michigan	1965	1997	2000	817	7,366	2,755	817	10,121	10,938	2,270	(e)
New Towne Plaza	Canton Twp.	Michigan	1975	1996	2005	817	7,354	3,047	817	10,401	11,218	2,188	(e)
Oak Brook Square	Flint	Michigan	1982	1996		955	8,591	1,700	955	10,291	11,246	2,424	(e)
Roseville Towne Center	Roseville	Michigan	1963	1996	2004	1,403	13,195	6,368	1,403	19,563	20,966	4,059	(d)
Southfield Plaza	Southfield	Michigan	1969	1996	2003	1,121	10,090	4,393	1,121	14,483	15,604	2,816	(d)
Taylor Plaza	Taylor	Michigan	1970	1996		400	1,930	266	400	2,196	2,596	478	(d)
Tel-Twelve	Southfield	Michigan	1968	1996	2003	3,819	43,181	28,203	3,819	71,384	75,203	12,891	(d)
West Oaks I	Novi	Michigan	1979	1996	2004	0	6,304	10,497	1,768	15,033	16,801	2,578	(e)
West Oaks II	Novi	Michigan	1986	1996	2000	1,391	12,519	5,792	1,391	18,311	19,702	4,103	(e)
White Lake Marketplace	White Lake Township	Michigan	1999	1998		2,965	0	(2,441)	194	330	524	0

									Gross Cost at End of
						Initial Cost to Company			Period(b)
								Subsequent
							Building &	Additions
			Year	Year	Year		Improvements	(Retirements),		Building &		Accumulated
Property	Location		Constructed(a)	Acquired	Renovated	Land	(f)	Net	Land	Improvements	Total	Depreciation(c)	Encumbrances

New Jersey
Chester Springs Shopping Center	Chester	New Jersey	1970	1996	1999	2,409	21,786	314	2,416	22,093	24,509	3,390	(e)
North Carolina
Holly Springs Plaza	Franklin	North Carolina	1988	1997	1992	829	7,470	138	829	7,608	8,437	1,551	(d)
Ridgeview Crossing	Elkin	North Carolina	1989	1997	1995	1,054	9,494	220	1,054	9,714	10,768	1,979	(e)
Ohio
Office Max Center	Toledo	Ohio	1994	1996		227	2,042	0	227	2,042	2,269	477	(d)
Crossroads Centre	Rossford	Ohio	2001	2001		5,800	20,709	1,203	4,898	22,814	27,712	2,856	(e)
Crossroads West	Rossford	Ohio	2005	2005		796	3,087	0	796	3,087	3,883	0
Spring Meadows Place	Holland	Ohio	1987	1996	2005	1,662	14,959	3,543	1,653	18,511	20,164	4,179	(e)
Troy Towne Center	Troy	Ohio	1990	1996	2003	930	8,372	(870)	813	7,619	8,432	2,041	(e)
South Carolina
Edgewood Square	North Augusta	South Carolina	1989	1997	1997	1,358	12,229	200	1,358	12,429	13,787	2,429	(d)
Taylors Square	Taylors	South Carolina	1989	1997	1995	1,581	14,237	2,875	1,721	16,972	18,693	3,064	(e)
Tennessee
Cumberland Gallery	New Tazewell	Tennessee	1988	1997		327	2,944	55	327	2,999	3,326	612	(d)
Highland Square	Crossville	Tennessee	1988	1997	2005	913	8,189	3,293	913	11,482	12,395	2,115	(e)
Northwest Crossing	Knoxville	Tennessee	1989	1997	1995	1,284	11,566	3,884	1,284	15,450	16,734	2,623	(e)
Northwest Crossing II	Knoxville	Tennessee	1999	1999		570	0	1,627	570	1,627	2,197	252	(d)
Stonegate Plaza	Kingsport	Tennessee	1984	1997	1993	606	5,454	433	606	5,887	6,493	1,262	(e)
Tellico Plaza	Lenoir City	Tennessee	1989	1997		611	5,510	1,003	611	6,513	7,124	1,109	(d)
Virginia
Aquia Towne Center	Stafford	Virginia	1989	1998		2,187	19,776	816	2,187	20,592	22,779	3,769	(e)
Wisconsin
East Town Plaza	Madison	Wisconsin	1992	2000	2000	1,768	16,216	58	1,768	16,274	18,042	2,271	(e)
West Allis Towne Centre	West Allis	Wisconsin	1987	1996		1,866	16,789	1,387	1,866	18,176	20,042	4,081	(e)

Totals						$141,096	$824,416	$157,586	$143,595	$979,503	$1,123,098	$139,000
Discontinued Operations						(6,913)	(62,277)	(6,602)	(6,751)	(69,043)	(75,794)	(13,799)

Grand Total						$134,183	$762,139	$150,984	$136,844	$910,460	$1,047,304	$125,201	(g)

(a)	If prior to May 1996, constructed by a predecessor of the Company.
(b)	The aggregate cost of land and buildings and improvements for federal income tax purposes is approximately $889 million.
(c)	Depreciation for all properties is computed over the useful life which is generally forty years.
(d)	The property is pledged as collateral on the unsecured credit facility.
(e)	The property is pledged as collateral on secured mortgages.
(f)	Refer to Footnote 1 for a summary of the Company’s capitalization policies.
(g)	Costs are reduced by assets classified as discontinued operations.
The changes in real estate assets and accumulated depreciation for the years ended December 31, 2005, and 2004 are as follows:

	2005	2004

Real Estate Assets
Balance at beginning of period	$1,066,255	$830,245
Land Development/ Acquisitions	37,302	229,641
Discontinued Operations	(75,794)	—
Capital Improvements	36,745	25,487
Sale/ Retirements of Assets	(17,204)	(19,118)

Balance at end of period	$1,047,304	$1,066,255

	2005	2004

Accumulated Depreciation
Balance at beginning of period	$115,079	$93,600
Sales/ Retirements	(1,103)	(896)
Discontinued Operations	(13,799)	—
Depreciation	25,024	22,375

Balance at end of period	$125,201	$115,079

RAMCO-GERSHENSON PROPERTIES TRUST
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2005, 2004 and 2003
(Dollars in thousands)

	Balance at
	Beginning	Charged		Balance at
	of Year	to Expense	Deductions	End of Year

Year ended December 31, 2005 — Allowance for doubtful accounts	$1,143	$1,315	$441	$2,017
Year ended December 31, 2004 — Allowance for doubtful accounts	$873	$410	$140	$1,143
Year ended December 31, 2003 — Allowance for doubtful accounts	$1,573	$3,031	$3,731	$873