Form 10-Q
period 2006-03-31
RAMCO GERSHENSON PROPERTIES TRUST
filed 2006-05-08
CIK 842183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES ACT OF 1934
For the quarterly period ended March 31, 2006
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Larger Accelerated Filer ☐          Accelerated Filer ☑          Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Number of common shares of beneficial interest ($.01 par value) of the registrant outstanding as of May 1, 2006: 16,847,027

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

RAMCO-GERSHENSON PROPERTIES TRUST

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(In thousands, except
	per share amounts)
	(Unaudited)

ASSETS
Investment in real estate, net	$935,467	$922,103
Real estate assets held for sale	—	61,995
Cash and cash equivalents	17,053	14,929
Accounts receivable, net	35,182	32,341
Equity investments in unconsolidated entities	53,645	53,398
Other assets, net	39,210	40,509

Total Assets	$1,080,557	$1,125,275

LIABILITIES AND SHAREHOLDERS’ EQUITY
Mortgages and notes payable	$683,024	$724,831
Accounts payable and accrued expenses	31,666	31,353
Distributions payable	10,514	10,316
Capital lease obligation	7,851	7,942

Total Liabilities	733,055	774,442
Minority Interest	38,087	38,423
SHAREHOLDERS’ EQUITY
Preferred Shares of Beneficial Interest, par value $0.01, 10,000 shares authorized:
9.5% Series B Cumulative Redeemable Preferred Shares; 1,000 shares issued and outstanding, liquidation value of $25,000	23,804	23,804
7.95% Series C Cumulative Convertible Preferred Shares; 1,889 shares issued and outstanding, liquidation value of $53,837	51,741	51,741
Common Shares of Beneficial Interest, par value $0.01, 45,000 shares authorized; 16,847 issued and outstanding	168	168
Additional paid-in capital	343,080	343,011
Accumulated other comprehensive income	510	(44)
Cumulative distributions in excess of net income	(109,888)	(106,270)

Total Shareholders’ Equity	309,415	312,410

Total Liabilities and Shareholders’ Equity	$1,080,557	$1,125,275

See notes to consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the
	Three Months
	Ended March 31,
	2006	2005
	(In thousands, except per share amounts) (Unaudited)

REVENUES:
Minimum rents	$24,634	$24,001
Percentage rents	385	274
Recoveries from tenants	9,874	10,641
Fees and management income	1,242	1,217
Other income	440	746

Total revenues	36,575	36,879

EXPENSES:
Real estate taxes	4,877	4,548
Recoverable operating expenses	5,602	5,820
Depreciation and amortization	8,077	7,323
Other operating	702	457
General and administrative	4,101	3,719
Interest expense	10,570	10,331

Total expenses	33,929	32,198

Income from continuing operations before gain on sale of real estate assets, minority interest and earnings from unconsolidated entities	2,646	4,681
Gain (Loss) on sale of real estate assets	1,708	(3)
Minority interest	(786)	(731)
Earnings from unconsolidated entities	737	284

Income from continuing operations	4,305	4,231

Discontinued operations, net of minority interest:
Gain on sale of real estate assets	957	—
Income from operations	323	680

Income from discontinued operations	1,280	680

Net income	5,585	4,911
Preferred stock dividends	(1,664)	(1,664)

Net income available to common shareholders	$3,921	$3,247

Basic earnings per share:
Income from continuing operations	$0.16	$0.15
Income from discontinued operations	0.07	0.04

Net income	$0.23	$0.19

Diluted earnings per share:
Income from continuing operations	$0.16	$0.15
Income from discontinued operations	0.07	0.04

Net income	$0.23	$0.19

Basic weighted average shares outstanding	16,847	16,831

Diluted weighted average shares outstanding	16,889	16,877

COMPREHENSIVE INCOME
Net income	$5,585	$4,911
Other comprehensive income:
Unrealized gains on interest rate swaps	554	244

Comprehensive income	$6,139	$5,155

See notes to consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months
	Ended March 31,
	2006	2005
	(In thousands) (Unaudited)

Cash Flows from Operating Activities:
Net income	$5,585	$4,911
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,077	7,323
Amortization of deferred financing costs	256	487
(Gain) Loss on sale of real estate assets	(1,708)	3
Earnings from unconsolidated entities	(737)	(284)
Discontinued operations	(1,502)	(680)
Minority interest	786	731
Distributions received from unconsolidated entities	572	67
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(2,331)	(2,551)
Other assets	319	986
Accounts payable and accrued expenses	462	(1,257)

Net Cash Provided by Continuing Operating Activities	9,779	9,736
Operating Cash from Discontinued Operations	602	1,170

Net Cash Provided by Operating Activities	10,381	10,906

Cash Flows from Investing Activities:
Real estate developed or acquired, net of liabilities assumed	(7,130)	(5,843)
Investment in unconsolidated entities	(226)	(30,448)
Proceeds from sales of real estate assets	6,080	—
Increase in note receivable from joint venture	—	(1,075)

Net Cash Used in Continuing Investing Activities	(1,276)	(37,366)
Investing Cash from Discontinued Operations	45,366	—

Net Cash Provided by (Used in) Investing Activities	44,090	(37,366)

Cash Flows from Financing Activities:
Cash distributions to shareholders	(7,371)	(7,069)
Cash distributions to operating partnership unit holders	(1,281)	(1,230)
Cash dividends paid on preferred shares	(1,664)	(1,664)
Repayment of unsecured revolving credit facility, net	(51,250)	(3,600)
Principal repayments on mortgages payable	(1,757)	(2,226)
Payment of deferred financing costs	(63)	(64)
Distributions to minority partners	(34)	(35)
Borrowings on secured credit facility	—	38,850
Borrowings on unsecured revolving credit facility	11,200	5,500
Reduction of capitalized lease obligation	(91)	—
Purchase and retirement of common shares	(82)	—
Proceeds from exercise of stock options	46	62

Net Cash (Used in) Provided by Continuing Financing Activities	(52,347)	28,524
Financing Cash from Discontinued Operations	—	—

Net Cash (Used in) Provided by Financing Activities	(52,347)	28,524

Net Increase in Cash and Cash Equivalents	2,124	2,064
Cash and Cash Equivalents, Beginning of Period	14,929	15,045

Cash and Cash Equivalents, End of Period	$17,053	$17,109

Supplemental Cash Flow Disclosure, including Non-Cash Activities:
Cash paid for interest during the period	$10,202	$9,654
Capitalized interest	383	157
Assets contributed to joint venture entity	—	7,994
Increase in fair value of interest rate swaps	554	244

See notes to consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

1.	Organization and Basis of Presentation

Ramco-Gershenson Properties Trust is a Maryland real estate investment trust (“REIT”) organized on October 2, 1997. The terms “Company,” “we,” “our,” or “us” refers to Ramco-Gershenson Properties Trust and, where appropriate, its subsidiaries. We are a publicly-traded REIT which owns, develops, acquires, manages and leases community shopping centers (including power centers and single-tenant retail properties), and one regional mall. At March 31, 2006, we had a portfolio of 78 shopping centers, with approximately 17.7 million square feet of gross leasable area, located in the midwestern, southeastern and mid-Atlantic regions of the United States. Our centers are usually anchored by discount department stores or supermarkets and the tenant base consists primarily of national and regional retail chains and local retailers. Our credit risk, therefore, is concentrated in the retail industry.

The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnotes disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission. These consolidated condensed financial statements, in the opinion of management, include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the period and dates presented. Interim operating results are not necessary indicative of operating results for the full year.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and our majority owned subsidiary, the Operating Partnership, Ramco-Gershenson Properties, L.P. (85.2% owned by us at March 31, 2006 and December 31, 2005), and all wholly owned subsidiaries, including bankruptcy remote single purpose entities and all majority owned joint ventures over which we have control. Investments in real estate joint ventures for which we have the ability to exercise significant influence over, but we do not have financial or operating control, are accounted for using the equity method of accounting. Accordingly, our share of the earnings of these joint ventures is included in consolidated net income. All intercompany accounts and transactions have been eliminated in consolidation.

Through the Operating Partnership we own 100% of the non-voting and voting common stock of Ramco-Gershenson, Inc. (“Ramco”), and therefore it is included in the consolidated financial statements. Ramco has elected to be a taxable REIT subsidiary for federal income tax purposes. Ramco provides property management services to us and other entities.

2.	Real Estate Assets Held for Sale

As of December 31, 2005, nine properties were classified as Real Estate Assets Held for Sale and the results of their operations were reflected as discontinued operations in accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”).

On January 23, 2006, the Company sold seven of the shopping centers held for sale for the aggregate sale price $47,000 in aggregate, resulting in a gain of approximately $957, net of minority interest. The shopping centers, which were sold as a portfolio to an unrelated third party, include: Cox Creek Plaza in Florence, Alabama; Crestview Corners in Crestview, Florida; Cumberland Gallery in New Tazewell, Tennessee; Holly Springs Plaza in Franklin, North Carolina; Indian Hills in Calhoun, Georgia; Edgewood Square in North Augusta, South Carolina; and Tellico Plaza in Lenoir City, Tennessee. The proceeds from the sale were used to pay down the Company’s

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

unsecured revolving credit facility. Total revenue for the seven properties was $460 and $1,425 for the three months ended March 31, 2006 and 2005, respectively.

During March 2006, the Company decided not to continue to actively market for sale the two unsold properties. At March 31, 2006, in accordance with SFAS No. 144, the two properties are no longer classified as held for sale in the consolidated balance sheet and the results of their operations are included in income from continuing operations for all periods presented.

3.	Accounts Receivable — Net

Accounts receivable at March 31, 2006 include $4,127 due from Atlantic Realty Trust (“Atlantic”) for reimbursement of tax deficiencies and interest related to the Internal Revenue Service (“IRS”) examination of our taxable years ended December 31, 1991 through 1995. Under terms of a tax agreement that we entered into with Atlantic (the “Tax Agreement”), Atlantic assumed all of our liability for tax and interest arising out of that IRS examination.

According to Atlantic’s press release dated December 1, 2005, Atlantic’s shareholders expect to be issued common shares of Kimco Realty Corporation (“Kimco”) valued at $81.8 million as consideration for the merger of Atlantic into SI 1339, Inc. (a wholly-owned subsidiary of Kimco which was subsequently merged out of existence). Under terms of the merger agreement, Kimco has assumed certain liabilities, including liabilities under Atlantic’s Tax Agreement with the Company. See Note 10.

Accounts receivable includes $13,521 and $13,098 of unbilled straight-line rent receivables at March 31, 2006 and December 31, 2005, respectively.

We provide for bad debt expense based upon the reserve method of accounting. We continuously monitor the collectibility of our accounts receivable (billed, unbilled and straight-line) from specific tenants, analyze historical bad debts, customer credit worthiness, current economic trends and changes in tenant payment terms when evaluating the adequacy of the allowance for bad debts. When tenants are in bankruptcy, we make estimates of the expected recovery of pre-petition and post-petition claims. The ultimate resolution of these claims can often take longer than one year. Accounts receivable in the accompanying balance sheets is shown net of an allowance for doubtful accounts of $1,735 and $2,017 at March 31, 2006 and December 31, 2005, respectively.

4.	Investment in Real Estate, Net

Investment in real estate consists of the following:

	March 31,	December 31,
	2006	2005

Land	$140,961	$136,843
Buildings and improvements	913,120	887,251
Construction in progress	17,781	23,210

	1,071,862	1,047,304
Less: accumulated depreciation	(136,395)	(125,201)

Investment in real estate — net	$935,467	$922,103

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Other Assets, Net

Other assets consist of the following:

	March 31,	December 31,
	2006	2005

Leasing costs	$28,592	$28,695
Intangible assets	11,048	11,048
Deferred financing costs	13,805	13,742
Other	5,551	5,469

	58,996	58,954
Less: accumulated amortization	(31,205)	(30,726)

	27,791	28,228
Prepaid expenses and other	10,769	11,172
Proposed development and acquisition costs	650	1,109

Other assets — net	$39,210	$40,509

Intangible assets at March 31, 2006 include $6,985 of lease origination costs and $3,008 of favorable leases related to the allocation of the purchase prices for acquisitions made since 2002. These assets are being amortized over the lives of the applicable leases. The weighted — average amortization period for intangible assets attributable to lease origination costs and favorable leases is approximately 6 years.

The following table represents estimated aggregate amortization expense related to intangible assets as of March 31, 2006:

Year Ending December 31,

2006 (April 1 - December 31)	$4,502
2007	5,379
2008	4,408
2009	3,273
2010	2,432
Thereafter	7,797

Total	$27,791

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Mortgages and Notes Payable

Mortgages and notes payable consist of the following:

	March 31,	December 31,
	2006	2005

Fixed rate mortgages with interest rates ranging from 4.8% to 8.4%, due at various dates through 2018	$450,139	$451,777
Floating rate mortgages with interest rates ranging from 6.2% to 6.7%, due at various dates through 2010	12,735	12,854
Unsecured Term Loan Credit Facility, with an interest rate at LIBOR plus 130 to 165 basis points, due December 2010, maximum borrowings $100,000. The effective rate at March 31, 2006 was 6.4% and at December 31, 2005 was 5.9%	100,000	100,000
Unsecured Revolving Credit Facility, with an interest rate at LIBOR plus 115 to 150 basis points, due December 2008, maximum borrowings $150,000. The effective rate at March 31, 2006 was 6.1% and at December 31, 2005 was 5.8%	97,550	137,600
Unsecured Bridge Term Loan, with an interest rate at LIBOR plus 135 basis points, due September 2006. The effective rate at March 31, 2006 was 6.0% and at December 31, 2005 was 5.7%	22,600	22,600

	$683,024	$724,831

The mortgage notes are secured by mortgages on properties that have an approximate net book value of $594,520 as of March 31, 2006.

The Company has a $250,000 Unsecured Credit Facility (the “Credit Facility”) consisting of a $100,000 Unsecured Term Loan Facility and a $150,000 Unsecured Revolving Credit Facility. The Credit Facility provides that the unsecured revolving credit facility may be increased by up to $100,000 at the Company’s request, for a total Unsecured Revolving Credit Facility commitment of $250,000. The Unsecured Term Loan matures in December 2010 and bears interest at a rate equal to LIBOR plus 130 to 165 basis points, depending on certain debt ratios. The Unsecured Revolving Credit Facility matures in December 2008 and bears interest at a rate equal to LIBOR plus 115 to 150 basis points, depending on certain debt ratios. The Company has the option to extend the maturity date of the Unsecured Revolving Credit Facility to December 2010. It is anticipated that funds borrowed under the Credit Facility will be used for general corporate purposes, including working capital, capital expenditures, the repayment of indebtedness or other corporate activities.

At March 31, 2006, outstanding letters of credit issued under the Credit Facility, not reflected in the accompanying consolidated balance sheet, totaled approximately $2,118.

The Credit Facility and the Unsecured Bridge Term Loan contains financial covenants relating to total leverage, fixed charge coverage ratio, loan to asset value, tangible net worth and various other calculations. As of March 31, 2006, we were in compliance with the covenant terms.

The mortgage notes encumbering our properties, including properties held by our unconsolidated joint ventures, are generally non-recourse, subject to certain exceptions for which we would be liable for any resulting losses incurred by the lender. These exceptions vary from loan to loan but generally include fraud or a material misrepresentation, misstatement or omission by the borrower, intentional or grossly negligent conduct by the borrower that harms the property or results in a loss to the lender, filing of a bankruptcy petition by the borrower, either directly or indirectly, and certain environmental liabilities. In addition, upon the occurrence of certain of such events, such as fraud or filing of a bankruptcy petition by the borrower, we would be liable for the entire outstanding balance of the loan, all interest accrued thereon and certain other costs, penalties and expenses.

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under terms of various debt agreements, we may be required to maintain interest rate swap agreements to reduce the impact of changes in interest rate on our floating rate debt. We have interest rate swap agreements with an aggregate notional amount of $80,000 at March 31, 2006. Based on rates in effect at March 31, 2006, the agreements for notional amounts aggregating $80,000 provide for fixed rates ranging from 6.2% to 6.6% and expire December 2008 through March 2009.

The following table presents scheduled principal payments on mortgages and notes payable as of March 31, 2006:

Year Ended December 31,

2006 (April 1 - December 31)	$28,027
2007	70,042
2008	200,718
2009	48,493
2010	123,291
Thereafter	212,453

Total	$683,024

7.	Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for share-based payments under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, compensation cost was not recognized for options granted because the exercise price of options granted was equal to the market value of the Company’s common shares on the grant date.

On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments” (“SFAS 123(R)”). This statement requires the Company to recognize the cost of its employee stock option awards in its consolidated statement of income. According to SFAS 123(R), the total cost of the Company’s share-based awards is equal to their grant date fair value and is recognized as expense on a straight-line basis over the service periods of the awards. The Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective transition method. Under the modified prospective transition method, the Company began to recognize as expense the cost of unvested awards outstanding as of January 1, 2006. The adoption of this statement did not have a material effect on the Company’s income from continuing operations, net income and cash flows.

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) (in thousands, except per share data):

	Three Months Ended
	March 31,
	2006	2005

Numerator:
Income from continuing operations before minority interest	$5,091	$4,962
Minority interest	(786)	(731)
Net income allocated to preferred distributions	(1,664)	(1,664)

Income before discontinued operations and gain on sale of real estate	2,641	2,567
Gain on sale of real estate assets, net of minority interest	957	—
Income from discontinued operations, net of minority interest	323	680

Income available to common shareholders	$3,921	$3,247

Denominator:
Weighted-average common shares for basic EPS	16,847	16,831
Effect of dilutive securities:
Options outstanding	42	46

Weighted-average common shares for diluted EPS	16,889	16,877

Basic and diluted earnings available to common shareholders per weighted-average common share:
Basic EPS:
Income from continuing operations	$0.16	$0.15
Income from discontinued operations	0.07	0.04

Net income	$0.23	$0.19

Diluted EPS:
Income from continuing operations	$0.16	$0.15
Income from discontinued operations	0.07	0.04

Net income	$0.23	$0.19

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Leases

Approximate future minimum revenues from rentals under noncancelable operating leases in effect at March 31, 2006, assuming no new or renegotiated leases nor option extensions on lease agreements, are as follows:

Operating
Year Ended December 31,	Leases

2006 (April 1 - December 31)	$72,092
2007	90,839
2008	80,973
2009	66,967
2010	57,882
Thereafter	301,030

Total	$669,783

We lease certain office facilities, including our corporate office that expires through 2014. Our corporate office lease has an option to renew for two consecutive periods of five years each.

Capitalized lease property consists of land having a net book value of $7,942 as of March 31, 2006.

Approximate future minimum rental payments under our noncancelable office leases and our capitalized land lease, assuming no option extensions, are as follows:

	Office	Capital
Year Ending December 31,	Leases	Lease

2006 (April 1 - December 31)	$606	$508
2007	827	677
2008	849	677
2009	871	677
2010	840	677
Thereafter	3,911	7,985

Total minimum lease payments	7,904	11,201
Less: amounts representing interest	—	(3,350)

Total	$7,904	$7,851

10.	Commitments and Contingencies

Construction Costs

In connection with the development and expansion of various shopping centers as of March 31, 2006, we have entered into agreements for construction costs of approximately $36,102.

Internal Revenue Service Examinations

IRS Audit Resolution for Years 1991 to 1995

RPS Realty Trust (“RPS”), a Massachusetts business trust, was formed on June 21, 1988 to be a diversified growth-oriented REIT. From 1988 until April 30, 1996, RPS was primarily engaged in the business of owning and managing a participating mortgage loan portfolio, and, through its wholly-owned subsidiaries, owning and operating eight real estate properties.

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In May 1996, RPS, acquired, through a reverse merger, substantially all the shopping centers and retail properties as well as the management company and business operations of Ramco-Gershenson, Inc. and certain of its affiliates. The resulting trust changed its name to Ramco-Gershenson Properties Trust and Ramco-Gershenson, Inc.’s officers assumed management responsibility for the Company. The trust also changed its operations from a mortgage REIT to an equity REIT and contributed certain mortgage loans and real estate properties to Atlantic, an independent, newly formed liquidating real estate investment trust. The shares of Atlantic were immediately distributed to the shareholders of Ramco-Gershenson Properties Trust.

The terms “Company”, “we”, “our” or “us” refers to Ramco-Gershenson Properties Trust and/or its predecessors.

On October 2, 1997, with approval from our shareholders, we changed our state of organization from Massachusetts to Maryland by terminating the Massachusetts trust and merging into a newly formed Maryland real estate investment trust.

We were the subject of an IRS examination of our taxable years ended December 31, 1991 through 1995. We refer to this examination as the IRS Audit. On December 4, 2003, we reached an agreement with the IRS with respect to the IRS Audit. We refer to this agreement as the Closing Agreement. Pursuant to the terms of the Closing Agreement we agreed to pay “deficiency dividends” (that is, our declaration and payment of a distribution that is permitted to relate back to the year for which the IRS determines a deficiency in order to satisfy the requirement for REIT qualification that we distribute a certain minimum amount of our “REIT taxable income” for such year) in amounts not less than $1.387 million and $809 for our 1992 and 1993 taxable years respectively. We also consented to the assessment and collection of $770 in tax deficiencies and to the assessment and collection of interest on such tax deficiencies and on the deficiency dividends referred to above.

In connection with the incorporation, and distribution of all of the shares, of Atlantic, in May 1996, we entered into the Tax Agreement with Atlantic under which Atlantic assumed all of our tax liabilities arising out of the IRS’ then ongoing examinations (which included, but is not otherwise limited to, the IRS Audit), excluding any tax liability relating to any actions or events occurring, or any tax return position taken, after May 10, 1996, but including liabilities for additions to tax, interest, penalties and costs relating to covered taxes. In addition, the Tax Agreement provides that, to the extent any tax which Atlantic is obligated to pay under the Tax Agreement can be avoided through the declaration of a deficiency dividend, we would make, and Atlantic would reimburse us for the amount of, such deficiency dividend.

On December 15, 2003, our Board of Trustees declared a cash “deficiency dividend” in the amount of $2.2 million, which was paid on January 20, 2004, to common shareholders of record on December 31, 2003. On January 21, 2004, pursuant to the Tax Agreement, Atlantic reimbursed us $2.2 million in recognition of our payment of the deficiency dividend. Atlantic has also paid all other amounts (including the tax deficiencies and interest referred to above), on behalf of the Company, assessed by the IRS to date.

Pursuant to the Closing Agreement we agreed to an adjustment to our taxable income for each of our taxable years ended December 31, 1991 through 1995. The Company has determined that it is obligated to advise the relevant taxing authorities for the state and local jurisdictions where it conducted business during those years of the fact of such adjustments and the terms of the Closing Agreement. We believe that our exposure to state and local tax, penalties, interest and other miscellaneous expenses will not exceed $2.4 million as of December 31, 2005. It is management’s belief that any liability for state and local tax, penalties, interest, and other miscellaneous expenses that may exist in relation to the IRS Audit will be covered under the Tax Agreement.

Effective March 31, 2006, Atlantic was merged into (acquired by) SI 1339, Inc., a wholly-owned subsidiary of Kimco Realty Corporation (“Kimco”), with SI 1339, Inc. continuing as the surviving corporation. By way of the merger, SI 1339, Inc. acquired Atlantic’s assets, subject to its liabilities (including its obligations to the Company under the Tax Agreement). In a press release issued on the effective date of the merger, Kimco disclosed that the

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shareholders of Atlantic received common shares of Kimco valued at $81.8 million in exchange for their shares in Atlantic. Hereinafter, the term Atlantic refers to Atlantic and/or SI 1339, Inc., its successor-in-interest.

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

Secondly, the IRS proposes to disqualify us as a REIT for 1996 through 2000 for our alleged failure to meet the shareholder-record keeping requirement because we did not request certain information from holders of interests in our operating partnership. We have been advised by counsel that the IRS has erred in its determination that we were required to make such a demand from our partners merely by reason of their ownership of interests in our operating partnership.

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

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Protest; Potential Impact

We contested the positions taken in the examination reports through the filing of a protest with the Appeals Office of the IRS on May 31, 2005. On March 28, 2006, we attended a conference with the Appeals Office of the IRS. The Company has not been advised of any decisions by the Appeals Office of the IRS with respect to our protest. If we cannot obtain a satisfactory result through the administrative appeals process, we may pursue judicial review of the determination.

If all of the positions taken (exclusive of the proposed revocation of our REIT status for 2001 through 2004) and adjustments proposed in the examination reports were sustained, then we would be liable for approximately $22 million in combined tax, penalties and interest as calculated by the IRS through April 13, 2005. As of March 31, 2006, the Company estimates that such combined tax, penalties and interest would approximate $23.7 million. If we were successful in opposing the positions taken in the first examination report (which relates to 1996 and 1997) and the second examination report (which relates to 1998 through 2000), other than the proposed increase in our REIT taxable income resulting from disallowance of certain deductions for 1996, then we could avoid being disqualified as a REIT by paying a deficiency dividend in the amount (if any) necessary to satisfy the requirement that we distribute each year a certain minimum amount of our REIT taxable income for such year. In the event we were required to pay a deficiency dividend, such dividend would be treated as an addition to tax for the year to which it relates, and we would be subject to the assessment and collection by the IRS of interest on such addition to tax. The second examination report (which relates to 1998 through 2000) does not quantify our potential liability for combined tax, penalties and interest resulting from the proposed revocation of our REIT status for 2001 through 2004. Such potential liability could be substantial and could have a material adverse effect on our financial position, results of operations and cash flows.

If we were to fail to qualify as a REIT for any taxable year, we would be subject to federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates for such year, and distributions to shareholders would not be deductible by us in computing our taxable income. Any such corporate tax liability could be substantial and, to the extent we were not indemnified against such liability under the Tax Agreement, would reduce the amount of our cash available for distribution to our shareholders, which in turn could have a material adverse impact on the value of, and trading prices for, our common shares. In addition, we would not be able to reelect REIT status until the fifth taxable year following the initial year of disqualification unless we were to qualify for relief under applicable provisions of the Code. Upon a new REIT election, we would be required to distribute any earnings and profits that we had accumulated during the taxable years in which we failed to qualify as a REIT. If we failed to qualify as a REIT for more than two taxable years, we would be subject to corporate level tax during the ten-year period beginning on the first day of the year we reelect REIT status with respect to any built-in gain we recognize on the disposition of any asset held on such date.

Tax Agreement with Atlantic

Certain tax deficiencies, interest, and penalties, which may be assessed against us in connection with the IRS Examination, may constitute covered items under the Tax Agreement. Atlantic previously filed a Form 8-K in which it disclosed that it has been advised by counsel that it does not have any obligation to make any payment to or indemnify us in any manner for any tax, interest or penalty set forth in the examination report relating to 1996 and 1997. We disagree with this position and believe that some or all of the amounts which may be assessed against us with respect to the disallowance of certain deductions and losses for 1996 would constitute covered items under the Tax Agreement. If Atlantic prevails in its position that it is not required to indemnify us under the Tax Agreement with respect to liabilities we incur as a result of the IRS Examination, then we would be required to pay for such liabilities out of our own funds. Even if we prevail in our position that Atlantic is required to indemnify us under the Tax Agreement with respect to such liabilities, Atlantic may not have sufficient assets at the time to reimburse us for

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

all amounts we must pay to the IRS, and we would be required to pay the difference out of our own funds. The IRS may also assess taxes against us that Atlantic is not required to pay. Accordingly, the ultimate resolution of any tax liabilities arising pursuant to the IRS Audit and the IRS Examination may have a material adverse effect on our financial position, results of operations and cash flows, particularly if we are required to distribute deficiency dividends to our shareholders and/or pay additional taxes, interest and penalties to the IRS in amounts that exceed any indemnification payments we receive from Atlantic.

Operating Partnership Examination Report

In connection with an ongoing IRS examination of one of our operating partnerships we also received an examination report, which relates to such partnership’s taxable year ended December 31, 1997, which proposes to increase the income of certain of the operating partnership’s partners other than us. As such, the proposed adjustments would not result in our being liable for additional tax, penalties or interest.

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

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

position or results of operations. No assurance can be given that future laws, ordinances or regulations will not impose any material environmental requirement or liability, or that a material adverse environmental condition does not otherwise exist.

Common Share Repurchase

In December 2005, the Board of Trustees authorized the repurchase, at management’s discretion, of up to $15,000 of the Company’s common shares of beneficial interest shares. The program allows the Company to repurchase its common shares of beneficial interest from time to time in the open market or in privately negotiated transactions. As of March 31, 2006, the Company purchased and retired 2,800 shares of the Company’s common shares under this program at an average cost of $29.44 per share.

During the period April 1 to May 1, 2006, inclusive, the Company purchased and retired 128,500 shares of the Company’s common shares of beneficial interest under this program at an average cost of $27.44 per share.

Item 2 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the consolidated financial statements, including the respective notes thereto, which are included in this Form 10-Q.

Overview

We are a publicly-traded real estate investment trust (“REIT”) which owns, develops, acquires, manages and leases community shopping centers (including power centers and single-tenant retail properties), and one regional mall, in the midwestern, southeastern and mid-Atlantic regions of the United States. At March 31, 2006, our portfolio consisted of 78 shopping centers, of which thirteen are power centers and two are single-tenant retail properties, as well as one enclosed regional mall, totaling approximately 17.7 million square feet of gross leasable area. We own approximately 14.1 million square feet of such GLA, with the remaining portion owned by various anchor stores.

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

The highlights of our first quarter of 2006 activity reflect this strategy:

•	We sold seven properties in January 2006 for approximately $47.0 million in aggregate, resulting in a gain of approximately $957,000, net of minority interest.

•	We opened 20 new non-anchor stores, at an average base rent of $17.05 per square foot. We also renewed 67 non-anchor leases, at an average base rent of $13.13 per square foot, achieving an increase of 9.5% over prior rental rates. Additionally, we opened two anchor leases during the quarter and renewed five anchor leases at an average base rent of $6.88 per square foot, achieving an increase of 12.0% over prior rental rates.

•	As a result of the sale of the seven properties in January 2006, we reduced our unsecured revolving credit facility by approximately $40.1 million as of the end of our first quarter.

•	We increased our quarterly dividend $0.01, or 2.3%, to $0.4475 per share.

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

Critical accounting policies are those that are both significant to the overall presentation of our financial condition and results of operations and require management to make difficult, complex or subjective judgments. For example, significant estimates and assumptions have been made with respect to useful lives of assets, capitalization of development and leasing costs, recoverable amounts of receivables and initial valuations and related amortization periods of deferred costs and intangibles, particularly with respect to property acquisitions. Our critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2005 have not materially changed during the first quarter of 2006.

Comparison of Three Months Ended March 31, 2006 to Three Months Ended March 31, 2005

For purposes of comparison between the three months ended March 31, 2006 and 2005, “same center” refers to the shopping center properties owned as of January 1, 2005 and March 31, 2006. We made one acquisition in 2005 and we increased our partnership interest in Gaines, LLC, which is now included in our consolidated financial statements. These properties are collectively referred to as “Acquisitions” in the following discussion.

Revenues

Total revenues for the three months ended March 31, 2006 were $36.6 million, a $304,000, or 0.8%, decrease over the comparable period in 2005.

Minimum rents increased $633,000, or 2.6%, for the three months ended March 31, 2006 compared to the same period in 2005. Acquisitions contributed $756,000 to the increase in minimum rents for the three months ended March 31, 2006, which was partially offset by a decrease in same center minimum rents of $123,000. The decrease in same center minimum rents was principally attributable to the termination of Media Play and Circuit City leases at our Tel-Twelve center.

Percentage rents increased $111,000, from $274,000 for the three months ended March 31, 2005, to $385,000 for the same quarter in 2006. The increase is attributable primarily to higher percentage rents reported by various tenants throughout our portfolio as a result of increased sales. Upon lease renewal, it is the Company’s intention to continue to convert percentage rents to fixed minimum rents.

Recoveries from tenants decreased $767,000, or 7.2%, to $9.9 million for the first quarter of 2006 as compared to $10.6 million for the same period in 2005. During the year, we estimate the recovery ratio, by property, based on current facts and circumstances. During the first quarter of the subsequent year, the final billings to our tenants are calculated and any required adjustments are recorded at that time. Same center recoveries contributed $1.1 million of the decrease for the first quarter of 2006 and is primarily attributable for billings to tenants adjusting recoverable revenue for prior year’s estimates made during the period ended March 31, 2006. Additional expense related to tenant audits of recoverable operating expenses recognized during the three months ended March 31, 2006 decreased recoveries by $123,000. Acquisitions contributed $344,000 to recoveries from tenants’ revenue for the three months ended March 31, 2006. The overall recovery ratio was 94.2% for the three months ended March 31, 2006, compared to 102.6% for the three months ended March 31, 2005. The variance in recovery percentage was the result of adjustments of prior year’s estimates to actual for billings completed in the first quarter which increase recoveries in 2005 and decreased recoveries during three months ended March 31, 2006. We expect the recovery ratio to be between 96.0% and 97.0% for 2006 compared to 97.9% for 2005. The forecasted decrease is primarily related to various redevelopment projects currently in progress.

Other income decreased $306,000 to $440,000 for the three months ended March 31, 2006, and the decrease was primarily attributable to lower lease termination fees earned during the three months ended March 31, 2006 compared to the same period in 2005.

Expenses

Total expenses for the three months ended March 31, 2006 increased $1.7 million, or 5.4%, to $33.9 million as compared to $32.2 million for the three months ended March 31, 2005.

Total recoverable expenses, including real estate taxes, increased by $100,000 to $10.5 million as compared to $10.4 million for the three months ended March 31, 2005. The increase is attributable primarily to our Acquisitions.

Depreciation and amortization expense increased $754,000, or 10.3%, to $8.1 million for the three months ended March 31, 2006. Depreciation expense related to our Acquisitions contributed $215,000 of the increase. The balance of the increase is primarily attributable to redevelopment projects completed during 2005.

Other operating expenses increased $245,000 to $702,000 for the three months ended March 31, 2006, from $457,000 for the same period in 2005. The increase is primarily due to increased bad debt expense for the three months ended March 31, 2006.

General and administrative expenses increased $400,000 to $4.1 million, as compared to $3.7 million for the three months ended March 31, 2005. The increase is principally attributable to one time costs associated with new employees hired during the three months ended March 31, 2006.

Interest expense increased $300,000, from $10.3 million for the three months ended March 31, 2005 to $10.6 million during the first quarter of 2006. To fund working capital requirements, average loan balances outstanding increased $45.0 million for the three months ended March 31, 2006 as compared to 2005. The higher average outstanding debt contributed $687,000 to the increase in interest expense. Interest expense decreased by $51,000 during the three months ended March 31, 2006 as a result of lower interest rates. Interest costs capitalized, in conjunction with development and expansion projects, were $383,000 for the three months ended March 31, 2006, as compared to $157,000 for the same period in 2005. Interest expense related to capitalized lease increase $114,000 during the period ended March 31, 2006 and amortization of loan fees decreased $231,000, from $488,000 for the three months ended March 31, 2005 to $257,000 during the quarter ended March 31, 2006.

Other

Minority interest from continuing operations represents the equity in income attributable to the portion of the Operating Partnership not owned by the Company. The increase in minority interest of $55,000 is the result of higher income from continuing operations for the three months ended March 31, 2006 compared to same period in 2005.

Income from discontinued operations increased $600,000 to $1.3 million, as compared to $680,000 for the three months ended March 31, 2005. The increase is primarily due to sale of seven properties in January 2006, resulting in a gain, net of minority interest, of $1.0 million. Income from discontinued operations decreased $357,000 during the three months ended March 31, 2006 due to the timing for assets in discontinued operations in 2006 as compared to the same period in 2005.

Liquidity and Capital Resources

The principal uses of our liquidity and capital resources are for operations, acquisitions, development, redevelopment, including expansion and renovation programs, and debt repayment, as well as dividend payments in accordance with REIT requirements and repurchases of our common shares. We anticipate that the combination of cash on hand, the availability under our Credit Facility, possible equity and debt offerings and the sale of existing properties will satisfy our expected working capital requirements though at least the next 12 months and allow us to achieve continued growth. Although we believe that the combination of factors discussed above will provide sufficient liquidity, no such assurance can be given.

We generated $10.4 million in cash flows from operating activities, $44.1 million cash flow from investing activities and used $52.3 million from financing activities for the three months ended March 31, 2006. During the three months ended March 31, 2006, we repaid $1.8 million of mortgage obligations and paid $10.3 million in cash distributions to shareholders and holders of operating partnership units.

At March 31, 2006, our market capitalization amounted to $1.4 billion. Market capitalization consisted of $683.0 million of debt (including property-specific mortgages, an unsecured credit facility consisting of a term loan facility and a revolving credit facility, and a bridge loan), $26.0 million of Series B Preferred Shares, $60.0 million of Series C Preferred Shares, and $598.6 million of our Common Shares and Operating Partnership Units at market value. Our debt to total market capitalization was 49.9% at March 31, 2006, as compared to 54.3% at December 31, 2005. After taking into account the impact of converting our variable rate debt into fixed rate debt by use of interest rate swap agreements, our outstanding debt at March 31, 2006 had a weighted average interest rate of 6.2%, and consisted of $530.1 million of fixed rate debt and $152.9 million of variable rate debt. Outstanding letters of credit issued under the Credit Facility total approximately $2.1 million. Variable rate debt accounted for approximately 22.4% of our total debt and 11.2% of our total capitalization.

We have a $250 million unsecured credit facility (the “Credit Facility”) consisting of a $100 million unsecured term loan facility and a $150 million unsecured revolving credit facility. The Credit Facility provides that the unsecured revolving credit facility may be increased by up to $100 million at our request, for a total unsecured revolving credit facility commitment of $250 million. The unsecured term loan matures in December 2010 and bears interest at a rate equal to LIBOR plus 130 to 165 basis points, depending on certain debt ratios. The unsecured revolving credit facility matures in December 2008 and bears interest at a rate equal to LIBOR plus 115 to 150 basis points, depending on certain debt rations. We have the option to extend the maturity date of the unsecured revolving credit facility to December 2010. It is anticipated that funds borrowed under the Credit Facility will be used for general corporate purposes, including working capital, capital expenditures, the repayment of indebtedness or other corporate activities.

We have a $22.6 million bridge term loan with an interest rate at LIBOR plus 135 basis points. The loan matures in September 2006.

Under terms of various debt agreements, we may be required to maintain interest rate swap agreements to reduce the impact of changes in interest rate on our floating rate debt. We have interest rate swap agreements with an aggregate notional amount of $80.0 million at March 31, 2006. Based on rates in effect at March 31, 2006, the agreements for notional amounts aggregating $80.0 million provide for fixed rates ranging from 6.2% to 6.6% and expire December 2008 through March 2009.

The properties in which our operating partnership owns an interest and which are accounted for by the equity method of accounting are subject to non-recourse mortgage indebtedness. At March 31, 2006, our pro rata share of non-recourse mortgage debt on the unconsolidated properties (accounted for by the equity method) was $80.3 million with a weighted average interest rate of 7.1%. Fixed rate debt amounted to $75.9 million, or 94.4%, of our pro rata share.

The mortgage loans encumbering our properties, including properties held by our unconsolidated joint ventures, are generally non-recourse, subject to certain exceptions for which we would be liable for any resulting losses incurred by the lender. These exceptions vary from loan to loan but generally include fraud or a material misrepresentation, misstatement or omission by the borrower, intentional or grossly negligent conduct by the borrower, either directly or indirectly, and certain environmental liabilities. In addition, upon the occurrence of certain of such events, such as fraud or filing of a bankruptcy petition by the borrower, we would be liable for the entire outstanding balance of the loan, all interest accrued thereon and certain other costs, penalties and expenses.

Capitalization

Our capital structure at March 31, 2006 includes property-specific mortgages, an unsecured credit facility consisting of a term loan facility and a revolving credit facility, a bridge term loan, our Series B Preferred Shares, our Series C Preferred Shares, our Common Shares and a minority interest in the Operating Partnership. At March 31, 2006, the minority interest in the Operating Partnership represented a 14.8% ownership in the Operating Partnership which, may under certain conditions, be exchanged for an aggregate of 2,929,000 Common Shares.

As of March 31, 2006, the units in the Operating Partnership (“OP Units”) were exchangeable for our Common Shares on a one-for-one basis. We, as sole general partner of the Operating Partnership, have the option, but not the obligation, to settle exchanged OP Units held by others in cash based on the current trading price of our Common

Shares. Assuming the exchange of all OP Units, there would have been 19,776,289 of our Common Shares outstanding at March 31, 2006, with a market value of approximately $598.6 million (based on the closing price of $30.27 per share on March 31, 2006).

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

Inflation

Inflation has been relatively low in recent years and has not had a significant detrimental impact on our results of operations. We believe that any inflationary increases in our expenses should be substantially offset by increased expense reimbursements, contractual rent increases and/or increased receipts from percentage rents. Should inflation rates increase in the future, substantially all of the leases at our properties provide for tenants to pay their pro rata share of operating expenses, including common area maintenance and real estate taxes, thereby reducing our exposure to increases in operating expenses resulting from inflation. Many of the tenants’ leases contain provisions designed to lessen the impact of inflation on our business. Such provisions include the ability to receive percentage rentals based on a tenant’s gross sales, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. In addition, many of the leases are for terms of less than ten years, which may enable us to replace existing leases with new leases at a higher base and/or percentage rentals if rents of the existing leases are below the then existing market rate. Therefore, we expect the effects of inflation and other changes in prices would not have a material impact on our results of operations.

Funds from Operations

We consider funds from operations, also known as “FFO,” an appropriate supplemental measure of the financial performance of an equity REIT. Under the National Association of Real Estate Investment Trusts, or NAREIT, definition, FFO represents net income, excluding extraordinary items, (as defined under GAAP), gains and losses on sales of depreciable property, plus real estate related depreciation and amortization (excluding amortization of financing costs), and after adjustments for unconsolidated partnerships and joint ventures. FFO is intended to exclude GAAP historical cost depreciation and amortization of real estate investments, which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions and many companies utilize different depreciable lives and methods. Because FFO excludes depreciation and amortization unique to real estate, gains and losses from depreciable property dispositions and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, acquisition and development activities and interest costs, which provides a perspective of our financial performance not immediately apparent from net income determined in accordance with GAAP. In addition, FFO does not include the cost of capital improvements, including capitalized interest.

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

The following table illustrates the calculation of FFO (in thousands):

	Three Months Ended
	March 31,
	2006	2005

Net Income	$5,585	$4,911
Add:
Depreciation and amortization expense:
Continuing operations real estate	8,665	7,459
Discontinued operations real estate	—	372
Gain on sale of real estate(1)	—	(25)
Minority interest in partnership:
Continuing operations	786	731
Discontinued operations	57	118
Less:
Discontinued operations, gain on sale of property, net of minority interest	(957)	—

Funds from operations	14,136	13,566
Less:
Series B Preferred Stock dividend	(594)	(594)
Series C Preferred Stock dividend	—	(1,070)

Funds from operations available to common shareholders	$13,542	$11,902

Weighted average equivalent shares outstanding, diluted	21,707	19,806

Funds from operations available for common shareholders, per diluted share	$0.62	$0.60

(1)	Excludes gain on sale of undepreciated land of $1,708 in 2006 and $27 in 2005.

Capital Expenditures

During the three months ended March 31, 2006, we spent approximately $3.0 million on revenue-generating capital expenditures including tenant allowances, leasing commissions paid to third-party brokers, legal costs relative to lease documents, and capitalized leasing and construction costs. These types of costs generate a return through rents from tenants over the term of their leases. Revenue-enhancing capital expenditures, including expansions, renovations or repositionings, were approximately $1.5 million. Revenue neutral capital expenditures, such as roof and parking lot repairs which are anticipated to be recovered from tenants, amounted to approximately $368,000.

Forward Looking Statements

This document contains forward-looking statements with respect to the operation of certain of our properties. The forward-looking statements are identified by terminology such as “may,” “will,” “should,” “believe,” “expect,” “estimate,” “anticipate,” “continue,” “predict” or similar terms. We believe the expectations reflected in the forward-looking statements made in this document are based on reasonable assumptions. Certain factors could cause actual results to vary. These include: our success or failure in implementing our business strategy; economic conditions generally and in the commercial real estate and finance markets specifically; our cost of capital, which depends in part on our asset quality, our relationships with lenders and other capital providers; our business prospects and outlook and general market conditions; changes in governmental regulations, tax rates and similar matters; our continuing to qualify as a REIT; and other factors discussed elsewhere in this document and our other filings with the Securities and Exchange Commission (“SEC”). Although we believe that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those projected in the forward-looking.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We have exposure to interest rate risk on our variable rate debt obligations. We are not subject to any foreign currency exchange rate risk or commodity price risk, or other material rate or price risks. Based on our debt and interest rates and the interest rate swap agreements in effect at March 31, 2006, a 100 basis point change in interest rates would affect our annual earnings and cash flows by approximately $729,000. We believe that a 100 basis point change in interest rates would not have a material impact on the fair value of our total outstanding debt.

Under the terms of various debt agreements, we are required to maintain interest rate swap agreements to reduce the impact of changes in interest rate on our floating rate debt. We have interest rate swap agreements with an aggregate notional amount of $80.0 million at March 31, 2006. Based on rates in effect at March 31, 2006, the agreements for notional amounts aggregating $80.0 million provide for fixed rates ranging from 6.2% to 6.6% and expire through March 2009.

The following table sets forth information as of March 31, 2006 concerning our long-term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates of maturing amounts and fair market value.

								Fair
	2006	2007	2008	2009	2010	Thereafter	Total	Value

Fixed-rate debt	$5,065	$61,709	$102,688	$48,053	$100,171	$212,453	$530,139	$530,347
Average interest rate	6.9%	7.1%	5.4%	7.0%	6.6%	5.7%	6.2%	6.0%
Variable-rate debt	$22,962	$8,333	$98,030	$440	$23,120	$—	$152,885	$152,885
Average interest rate	6.0%	6.2%	6.1%	6.7%	6.3%	0.0%	6.1%	6.1%

We estimated the fair value of our fixed rate mortgages using a discounted cash flow analysis, based on our incremental borrowing rates for similar types of borrowing arrangements with the same remaining maturity. Considerable judgment is required to develop estimated fair values of financial instruments. The table incorporates only those exposures that exist at March 31, 2006 and does not consider those exposures or positions which could arise after that date or firm commitments as of such date. Therefore, the information presented therein has limited predictive value. Our actual interest rate fluctuations will depend on the exposures that arise during the period and interest

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

We carried out an assessment as of March 31, 2006 of the effectiveness of the design and operation of our disclosure controls and procedures. This assessment was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on such evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that such disclosure controls and procedures were effective as of March 31, 2006.

Changes in Internal Control Over Financial Reporting

There have been no changes that occurred during the period covered by this report in our internal control over financial reporting during the first quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. — Legal Proceedings

There are no material pending legal or governmental proceedings, other than the IRS Examination and ordinary routine litigation incidental to our business, against or involving us or our properties. For a description of the IRS Examination, see Note 10 to the Notes to Consolidated Financial Statements.

Item 1A — Risk Factors

You should review our Annual Report on Form 10-K for the year ended December 31, 2005, which contains a detailed description of risk factors that may materially affect our business, financial condition or results of operations. There are no material changes to the disclosure on this matter set forth in such Form 10-K.

Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information regarding our purchase of our common shares of beneficial interest during the quarter ended March 31, 2006 and year-to-date through May 1, 2006

ISSUER PURCHASE OF EQUITY SECURITIES

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
		Average	Part of Publicly	May yet be Purchased
	Total Number of	Price Paid	Announced	Under the
	Shares Purchased	per Share	Plans or Programs	Plans or Program

January 1 through January 31, 2006	—	$—	—	$15,000,000.00
February 1 through February 28, 2006	—	—	—	15,000,000.00
March 1 through March 31, 2006	2,800	29.44	2,800	14,917,572.92

Total — First quarter of 2006	2,800	29.44	2,800	14,917,572.92
April 1 through April 30, 2006	99,500	27.46	102,300	12,185,473.17
May 1 2006	29,000	27.39	131,300	11,391,200.87

Total — Year-To-Date through May 1, 2006	131,300	$27.49	131,300	$11,391,200.87

In December 2005, the Board of Trustees authorized the repurchase, at management’s discretion, of up to $15.0 million of the Company’s common shares of beneficial interest. The program allows the Company to repurchase its common shares of beneficial interest from time to time in the open market or in privately negotiated transactions. This authorization does not have an expiration date.

Item 6. — Exhibits

Exhibit No.	Description

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

RAMCO-GERSHENSON PROPERTIES TRUST

By:	/s/ Dennis Gershenson
Dennis Gershenson
President and Chief Executive Officer

Date: May 5, 2006

By:	/s/ Richard J. Smith
Richard J. Smith
Chief Financial Officer
(Principal Accounting Officer)

Date: May 5, 2006

Exhibit Index

Exhibit No.	Description

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.