Form 10-Q
period 2006-06-30
RAMCO GERSHENSON PROPERTIES TRUST
filed 2006-08-07
CIK 842183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For the quarterly period ended June 30, 2006
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

Large Accelerated Filer ☐     Accelerated Filer ☑     Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐     No ☑

Number of common shares of beneficial interest ($0.01 par value) of the registrant outstanding as of August 2, 2006: 16,565,980

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

RAMCO-GERSHENSON PROPERTIES TRUST

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
	(Unaudited)
	(In thousands, except
	per share amounts)

ASSETS
Investment in real estate, net	$942,908	$922,103
Real estate assets held for sale	—	61,995
Cash and cash equivalents	18,301	14,929
Accounts receivable, net	35,006	32,341
Equity investments in unconsolidated entities	53,691	53,398
Other assets, net	38,290	40,509

Total Assets	$1,088,196	$1,125,275

LIABILITIES AND SHAREHOLDERS’ EQUITY
Mortgages and notes payable	$702,291	$724,831
Accounts payable and accrued expenses	31,958	31,353
Distributions payable	10,388	10,316
Capital lease obligation	7,795	7,942

Total Liabilities	752,432	774,442
Minority Interest	37,673	38,423
SHAREHOLDERS’ EQUITY
Preferred Shares of Beneficial Interest, par value $0.01, 10,000 shares authorized:
9.5% Series B Cumulative Redeemable Preferred Shares; 1,000 shares issued and outstanding, liquidation value of $25,000	23,804	23,804
7.95% Series C Cumulative Convertible Preferred Shares; 1,889 shares issued and outstanding, liquidation value of $53,837	51,741	51,741
Common Shares of Beneficial Interest, par value $0.01, 45,000 shares authorized; 16,566 and 16,847 issued and outstanding as of June 30, 2006 and December 31, 2005, respectively	166	168
Additional paid-in capital	335,417	343,011
Accumulated other comprehensive income (loss)	1,151	(44)
Cumulative distributions in excess of net income	(114,188)	(106,270)

Total Shareholders’ Equity	298,091	312,410

Total Liabilities and Shareholders’ Equity	$1,088,196	$1,125,275

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the
	Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
	(In thousands, except per share amounts) (Unaudited)

REVENUES:
Minimum rents	$25,151	$24,002	$49,785	$48,003
Percentage rents	—	99	385	373
Recoveries from tenants	10,307	9,322	20,182	19,963
Fees and management income	1,519	1,521	2,761	2,738
Other income	1,440	1,589	1,880	2,335

Total revenues	38,417	36,533	74,993	73,412

EXPENSES:
Real estate taxes	4,891	4,629	9,768	9,177
Recoverable operating expenses	5,634	4,901	11,236	10,721
Depreciation and amortization	7,876	8,427	15,953	15,750
Other operating	917	392	1,619	849
General and administrative	3,295	3,869	7,396	7,588
Interest expense	10,989	10,803	21,559	21,134

Total expenses	33,602	33,021	67,531	65,219

Income from continuing operations before gain (loss) on sale of real estate assets, minority interest and earnings from unconsolidated entities	4,815	3,512	7,462	8,193
Gain (loss) on sale of real estate assets	25	(1)	1,733	(4)
Minority interest	(885)	(642)	(1,672)	(1,373)
Earnings from unconsolidated entities	755	647	1,492	931

Income from continuing operations	4,710	3,516	9,015	7,747

Discontinued operations, net of minority interest:
Gain (loss) on sale of real estate assets	(3)	—	954	—
Income from operations	70	623	393	1,303

Income from discontinued operations	67	623	1,347	1,303

Net income	4,777	4,139	10,362	9,050
Preferred stock dividends	(1,664)	(1,664)	(3,328)	(3,328)

Net income available to common shareholders	$3,113	$2,475	$7,034	$5,722

Basic earnings per share:
Income from continuing operations	$0.18	$0.11	$0.34	$0.26
Income from discontinued operations	—	0.04	0.08	0.08

Net income	$0.18	$0.15	$0.42	$0.34

Diluted earnings per share:
Income from continuing operations	$0.18	$0.11	$0.34	$0.26
Income from discontinued operations	—	0.04	0.08	0.08

Net income	$0.18	$0.15	$0.42	$0.34

Basic weighted average shares outstanding	16,679	16,836	16,763	16,833

Diluted weighted average shares outstanding	16,714	16,880	16,800	16,878

COMPREHENSIVE INCOME
Net income	$4,777	$4,139	$10,362	$9,050
Other comprehensive income:
Unrealized gains (losses) on interest rate swaps	641	(111)	1,195	133

Comprehensive income	$5,418	$4,028	$11,557	$9,183

See notes to consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months
	Ended June 30,
	2006	2005
	(In thousands) (Unaudited)

Cash Flows from Operating Activities:
Net income	$10,362	$9,050
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,953	15,750
Amortization of deferred financing costs	523	1,016
(Gain) loss on sale of real estate assets	(1,733)	4
Earnings from unconsolidated entities	(1,492)	(931)
Discontinued operations	(1,581)	(1,303)
Minority interest, continuing operations	1,672	1,373
Distributions received from unconsolidated entities	1,146	67
Changes in operating assets and liabilities that provided (used) cash:
Accounts receivable	(1,514)	(2,407)
Other assets	465	(899)
Accounts payable and accrued expenses	811	4,163

Net Cash Provided by Continuing Operating Activities	24,612	25,883
Operating Cash from Discontinued Operations	703	2,275

Net Cash Provided by Operating Activities	25,315	28,158

Cash Flows from Investing Activities:
Real estate developed or acquired, net of liabilities assumed	(21,748)	(13,782)
Investment in unconsolidated entities	(226)	(36,768)
Proceeds from sales of real estate	6,100	—
Increase in note receivable from joint venture	—	(1,072)
Payments on note receivable from joint venture	—	2,300

Net Cash Used in Continuing Investing Activities	(15,874)	(49,322)
Investing Cash from Discontinued Operations	45,366	—

Net Cash Provided by (Used in) Investing Activities	29,492	(49,322)

Cash Flows from Financing Activities:
Cash distributions to shareholders	(14,910)	(14,434)
Cash distributions to operating partnership unit holders	(2,592)	(2,511)
Cash dividends paid on preferred shares	(3,328)	(3,328)
Borrowings on (repayment of) unsecured revolving credit facility, net	(18,150)	17,400
Principal repayments on mortgages payable	(4,390)	(4,486)
Payment of deferred financing costs	(126)	(88)
Distributions to minority partners	(34)	(65)
Borrowings on secured credit facility, net	—	32,299
Reduction of capitalized lease obligation	(147)	—
Purchase and retirement of common shares	(7,804)	—
Proceeds from exercise of stock options	46	137

Net Cash (Used in) Provided by Continuing Financing Activities	(51,435)	24,924
Financing Cash from Discontinued Operations	—	—

Net Cash (Used in) Provided by Financing Activities	(51,435)	24,924

Net Increase in Cash and Cash Equivalents	3,372	3,760
Cash and Cash Equivalents, Beginning of Period	14,929	15,045

Cash and Cash Equivalents, End of Period	$18,301	$18,805

Supplemental Cash Flow Disclosure, including Non-Cash Activities:
Cash paid for interest during the period	$21,161	$19,829
Capitalized interest	784	287
Assets contributed to joint venture entity	—	7,994
Increase in fair value of interest rate swaps	1,195	133

See notes to consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

1.	Organization and Basis of Presentation

Ramco-Gershenson Properties Trust is a Maryland real estate investment trust (“REIT”) organized on October 2, 1997. The terms “Company,” “we,” “our,” or “us” refers to Ramco-Gershenson Properties Trust and, where appropriate, its subsidiaries. We are a publicly-traded REIT which owns, develops, acquires, manages and leases community shopping centers (including power centers and single tenant retail properties) and one regional mall. At June 30, 2006, we had a portfolio of 79 shopping centers, with approximately 17.9 million square feet of gross leasable area, located in the midwestern, southeastern and mid-Atlantic regions of the United States. Our centers are usually anchored by discount department stores or supermarkets and the tenant base consists primarily of national and regional retail chains and local retailers. Our credit risk, therefore, is concentrated in the retail industry.

The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in audited financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission. These consolidated financial statements, in the opinion of management, include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the period and dates presented. Interim operating results are not necessarily indicative of operating results for the full year.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and our majority owned subsidiary, the Operating Partnership, Ramco-Gershenson Properties, L.P. (85.0% and 85.2% owned by us at June 30, 2006 and at December 31, 2005, respectively), and all wholly owned subsidiaries, including bankruptcy remote single purpose entities, and all majority owned joint ventures over which we have control. Investments in real estate joint ventures for which we have the ability to exercise significant influence over, but for which we do not have financial or operating control, are accounted for using the equity method of accounting. Accordingly, our share of the earnings of these joint ventures is included in consolidated net income. All intercompany accounts and transactions have been eliminated in consolidation.

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

On January 23, 2006, the Company sold seven of the shopping centers held for sale for $47,000 in aggregate, resulting in a gain of approximately $954, net of minority interest. The shopping centers, which were sold as a portfolio to an unrelated third party, include: Cox Creek Plaza in Florence, Alabama; Crestview Corners in Crestview, Florida; Cumberland Gallery in New Tazewell, Tennessee; Holly Springs Plaza in Franklin, North Carolina; Indian Hills in Calhoun, Georgia; Edgewood Square in North Augusta, South Carolina; and Tellico Plaza in Lenoir City, Tennessee. The proceeds from the sale were used to pay down the Company’s unsecured revolving

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

credit facility. Total revenue for the seven properties was $546 and $2,817 for the six months ended June 30, 2006 and 2005, respectively.

During March 2006, the Company decided not to continue to actively market for sale the two unsold properties. At June 30, 2006, in accordance with SFAS No. 144, the two properties are no longer classified as held for sale in the consolidated balance sheet and the results of their operations are included in income from continuing operations for all periods presented.

3.	Accounts Receivable, Net

Accounts receivable at June 30, 2006 include $4,180 due from Atlantic Realty Trust (“Atlantic”) for reimbursement of tax deficiencies and interest related to the Internal Revenue Service (“IRS”) examination of our taxable years ended December 31, 1991 through 1995. Under terms of a tax agreement that we entered into with Atlantic (the “Tax Agreement”), Atlantic assumed all of our liability for tax and interest arising out of that IRS examination. See Note 10.

Effective March 31, 2006, Atlantic was merged into (acquired by) SI 1339, Inc., a wholly-owned subsidiary of Kimco Realty Corporation (“Kimco”), with SI 1339, Inc. continuing as the surviving corporation. By way of the merger, SI 1339, Inc. acquired Atlantic’s assets, subject to its liabilities (including its obligations to the Company under the Tax Agreement). See Note 10.

Accounts receivable includes $14,188 and $13,098 of unbilled straight-line rent receivables at June 30, 2006 and December 31, 2005, respectively. In addition, at June 30, 2006, accounts receivable includes $3,072 due from Ramco Jacksonville LLC, a 20% owned unconsolidated entity.

We provide for bad debt expense based upon the reserve method of accounting. We continuously monitor the collectibility of our accounts receivable (billed, unbilled and straight-line) from specific tenants, analyze historical bad debts, customer credit worthiness, current economic trends and changes in tenant payment terms when evaluating the adequacy of the allowance for bad debts. When tenants are in bankruptcy, we make estimates of the expected recovery of pre-petition and post-petition claims. The ultimate resolution of these claims can often take longer than one year. Accounts receivable in the accompanying balance sheet is shown net of an allowance for doubtful accounts of $1,990 and $2,017 at June 30, 2006 and December 31, 2005, respectively.

4.	Investment in Real Estate, Net

Investment in real estate consists of the following:

	June 30,	December 31,
	2006	2005

Land	$142,863	$136,843
Buildings and improvements	927,709	887,251
Construction in progress	15,288	23,210

	1,085,860	1,047,304
Less: accumulated depreciation	(142,952)	(125,201)

Investment in real estate, net	$942,908	$922,103

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Other Assets, Net

Other assets consist of the following:

	June 30,	December 31,
	2006	2005

Leasing costs	$29,274	$28,695
Intangible assets	10,075	11,048
Deferred financing costs	13,868	13,742
Other	5,579	5,469

	58,796	58,954
Less: accumulated amortization	(32,581)	(30,726)

	26,215	28,228
Prepaid expenses and other	11,489	11,172
Proposed development and acquisition costs	586	1,109

Other assets, net	$38,290	$40,509

Intangible assets at June 30, 2006 include $6,985 of lease origination costs and $3,008 of favorable leases related to the allocation of the purchase prices for acquisitions made since 2002. These assets are being amortized over the lives of the applicable leases. The weighted-average amortization period for intangible assets attributable to lease origination costs and favorable leases is approximately 5 years.

The following table represents estimated aggregate amortization expense related to intangible assets as of June 30, 2006:

Year Ending December 31,

2006 (July 1 — December 31)	$3,041
2007	5,561
2008	4,553
2009	3,411
2010	2,565
Thereafter	7,084

Total	$26,215

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Mortgages and Notes Payable

Mortgages and notes payable consist of the following:

	June 30,	December 31,
	2006	2005

Fixed rate mortgages with interest rates ranging from 4.8% to 8.2%, due at various dates through 2018	$447,626	$451,777
Floating rate mortgages with interest rates ranging from 6.6% to 7.2%, due at various dates through 2010	12,615	12,854
Unsecured Term Loan Credit Facility, with an interest rate at LIBOR plus 130 to 165 basis points, due December 2010, maximum borrowings $100,000. The effective rate at June 30, 2006 was 6.5% and at December 31, 2005 was 5.9%	100,000	100,000
Unsecured Revolving Credit Facility, with an interest rate at LIBOR plus 115 to 150 basis points, due December 2008, maximum borrowings $150,000. The effective rate at June 30, 2006 was 6.5% and at December 31, 2005 was 5.8%	119,450	137,600
Unsecured Bridge Term Loan, with an interest rate at LIBOR plus 135 basis points, due September 2006. The effective rate at June 30, 2006 was 6.4% and at December 31, 2005 was 5.7%	22,600	22,600

	$702,291	$724,831

The mortgage notes are secured by mortgages on properties that have an approximate net book value of $583,825 as of June 30, 2006.

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

At June 30, 2006, outstanding letters of credit issued under the Credit Facility, not reflected in the accompanying consolidated balance sheet, total approximately $2,118.

The Credit Facility and the Unsecured Bridge Term Loan contain financial covenants relating to total leverage, fixed charge coverage ratio, loan to asset value, tangible net worth and various other calculations. As of June 30, 2006, we were in compliance with the covenant terms.

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

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under terms of various debt agreements, we may be required to maintain interest rate swap agreements to reduce the impact of changes in interest rates on our floating rate debt. We have interest rate swap agreements with an aggregate notional amount of $80,000 at June 30, 2006. Based on rates in effect at June 30, 2006, the agreements for notional amounts aggregating $80,000 provide for fixed rates ranging from 6.2% to 6.6% and expire December 2008 through March 2009.

The following table presents scheduled principal payments on mortgages and notes payable as of June 30, 2006:

Year Ended December 31,

2006 (July 1 — December 31)	$25,969
2007	69,514
2008	222,572
2009	48,493
2010	123,291
Thereafter	212,452

Total	$702,291

7.	Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for share-based payments under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, compensation cost was not recognized for options granted because the exercise price of options granted was equal to the market value of the Company’s common shares on the grant date.

On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments” (“SFAS 123(R)”). This statement requires the Company to recognize the cost of its employee stock option awards in its consolidated statement of income. According to SFAS 123(R), the total cost of the Company’s share-based awards is equal to their grant date fair value and is recognized as expense on a straight-line basis over the service periods of the awards. The Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective transition method. Under the modified prospective transition method, the Company began to recognize as expense the cost of unvested awards outstanding as of January 1, 2006. The adoption of this statement did not have a material effect on the Company’s income from continuing operations, net income or cash flows.

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Numerator:
Income from continuing operations before minority interest	$5,595	$4,158	$10,687	$9,120
Minority interest	(885)	(642)	(1,672)	(1,373)
Net income allocated to preferred distributions	(1,664)	(1,664)	(3,328)	(3,328)

Income before discontinued operations and gain (loss) on sale of real estate	3,046	1,852	5,687	4,419
Gain (loss) on sale of real estate assets, net of minority interest	(3)	—	954	—
Income from discontinued operations, net of minority interest	70	623	393	1,303

Income available to common shareholders	$3,113	$2,475	$7,034	$5,722

Denominator:
Weighted-average common shares for basic EPS	16,679	16,836	16,763	16,833
Effect of dilutive securities:
Options outstanding	35	44	37	45

Weighted-average common shares for diluted EPS	16,714	16,880	16,800	16,878

Basic and diluted earnings available to common shareholders per weighted-average common share:
Basic EPS:
Income from continuing operations	$0.18	$0.11	$0.34	$0.26
Income from discontinued operations	—	0.04	0.08	0.08

Net income	$0.18	$0.15	$0.42	$0.34

Diluted EPS:
Income from continuing operations	$0.18	$0.11	$0.34	$0.26
Income from discontinued operations	—	0.04	0.08	0.08

Net income	$0.18	$0.15	$0.42	$0.34

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Leases

Approximate future minimum revenues from rentals under noncancelable operating leases in effect at June 30, 2006, assuming no new or renegotiated leases nor option extensions on lease agreements, are as follows:

Year Ended December 31,

2006 (July 1 — December 31)	$49,161
2007	94,346
2008	84,664
2009	70,291
2010	63,220
Thereafter	302,934

Total	$664,616

We lease certain office facilities, including our corporate office, that expire through 2014. Our corporate office lease has an option to renew for two consecutive periods of five years each.

Capitalized lease obligation consists of land having a net book value of $7,942 as of June 30, 2006.

Approximate future minimum rental payments under our noncancelable corporate office lease and two other office locations, assuming no option extensions, are as follows:

	Office	Capital
Year Ending December 31,	Leases	Lease

2006 (July 1 — December 31)	$389	$339
2007	793	677
2008	815	677
2009	837	677
2010	805	677
Thereafter	2,977	7,986

Total minimum lease payments	6,616	11,033
Less: amounts representing interest	—	(3,238)

Total	$6,616	$7,795

10.	Commitments and Contingencies

Construction Costs

In connection with the development and expansion of various shopping centers as of June 30, 2006, we have entered into agreements for construction costs of approximately $16,129.

Internal Revenue Service Examinations

IRS Audit Resolution for Years 1991 to 1995

RPS Realty Trust (“RPS”), a Massachusetts business trust, was formed on June 21, 1988 to be a diversified growth-oriented REIT. From its inception, RPS was primarily engaged in the business of owning and managing a participating mortgage loan portfolio. From May 1, 1991 through April 30, 1996, RPS acquired ten real estate properties by receipt of deed in-lieu of foreclosure. Such properties were held and operated by RPS through wholly-owned subsidiaries.

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In May 1996, RPS acquired, through a reverse merger, substantially all the shopping centers and retail properties as well as the management company and business operations of Ramco-Gershenson, Inc. and certain of its affiliates. The resulting trust changed its name to Ramco-Gershenson Properties Trust and Ramco-Gershenson, Inc.’s officers assumed management responsibility for the Company. The trust also changed its operations from a mortgage REIT to an equity REIT and contributed certain mortgage loans and real estate properties to Atlantic Realty Trust (“Atlantic”), an independent, newly formed liquidating real estate investment trust. The shares of Atlantic were immediately distributed to the shareholders of Ramco-Gershenson Properties Trust.

The terms “Company”, “we”, “our” or “us” refers to Ramco-Gershenson Properties Trust and/or its predecessors.

On October 2, 1997, with approval from our shareholders, we changed our state of organization from Massachusetts to Maryland by merging into a newly formed Maryland real estate investment trust thereby terminating the Massachusetts trust.

We were the subject of an IRS examination of our taxable years ended December 31, 1991 through 1995. We refer to this examination as the IRS Audit. On December 4, 2003, we reached an agreement with the IRS with respect to the IRS Audit. We refer to this agreement as the Closing Agreement. Pursuant to the terms of the Closing Agreement we agreed to pay “deficiency dividends” (that is, our declaration and payment of a distribution that is permitted to relate back to the year for which the IRS determines a deficiency in order to satisfy the requirement for REIT qualification that we distribute a certain minimum amount of our “REIT taxable income” for such year) in amounts not less than $1.387 million and $809 for our 1992 and 1993 taxable years, respectively. We also consented to the assessment and collection of $770 in tax deficiencies and to the assessment and collection of interest on such tax deficiencies and on the deficiency dividends referred to above.

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

On December 15, 2003, our Board of Trustees declared a cash “deficiency dividend” in the amount of $2.196 million, which was paid on January 20, 2004, to common shareholders of record on December 31, 2003. On January 21, 2004, pursuant to the Tax Agreement, Atlantic reimbursed us $2.196 million in recognition of our payment of the deficiency dividend. Atlantic has also paid all other amounts (including the tax deficiencies and interest referred to above), on behalf of the Company, assessed by the IRS to date.

Pursuant to the Closing Agreement we agreed to an adjustment to our taxable income for each of our taxable years ended December 31, 1991 through 1995. The Company has determined that it is obligated to advise the relevant taxing authorities for the state and local jurisdictions where it conducted business during those years of the fact of such adjustments and the terms of the Closing Agreement. We believe that our exposure to state and local tax, penalties, interest and other miscellaneous expenses will not exceed $3.17 million as of June 30, 2006. It is management’s belief that any liability for state and local tax, penalties, interest, and other miscellaneous expenses that may exist in relation to the IRS Audit will be covered under the Tax Agreement.

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

Protest: Potential Impact

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

If all of the positions taken (exclusive of the proposed revocation of our REIT status for 2001 through 2004) and adjustments proposed in the examination reports were sustained, then we would be liable for approximately $22 million in combined tax, penalties and interest as calculated by the IRS through April 13, 2005. As of June 30, 2006, the Company estimates that such combined tax, penalties and interest would approximate $24.2 million. If we were successful in opposing the positions taken in the first examination report (which relates to 1996 and 1997) and the second examination report (which relates to 1998 through 2000), other than the proposed increase in our REIT taxable income resulting from disallowance of certain deductions for 1996, then we could avoid losing our REIT status by paying a deficiency dividend in the amount (if any) necessary to satisfy the requirement that we distribute each year a certain minimum amount of our REIT taxable income for such year. In the event we were required to pay a deficiency dividend, such dividend would be treated as an addition to tax for the year to which it relates, and we would be subject to the assessment and collection by the IRS of interest on such addition to tax. The second examination report (which relates to 1998 through 2000) does not quantify our potential liability for combined tax, penalties and interest resulting from the proposed revocation of our REIT status for 2001 through 2004. Such potential liability could be substantial and could have a material adverse effect on our financial position, results of operations and cash flows.

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

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Repurchase of Common Shares of Beneficial Interest

In December 2005, the Board of Trustees authorized the repurchase, at management’s discretion, of up to $15,000 of the Company’s common shares of beneficial interest. The program allows the Company to repurchase its common shares of beneficial interest from time to time in the open market or in privately negotiated transactions. As of June 30, 2006, the Company purchased and retired 287,900 shares of the Company’s common shares of beneficial interest under this program at an average cost of $27.11 per share.

11.	Subsequent Event

On July 5, 2006, we acquired an additional 90% interest in Beacon Square Development LLC (“Beacon Square”), increasing our ownership in this entity to 100%, for (1) $590 in cash, (2) the assumption of a variable rate construction loan due August 2007 in the amount not to exceed $6,800, of which $6,221 was outstanding with interest at 6.79% and (3) and a mezzanine fixed rate debt instrument due August 2007 in the amount of $1,300. The additional investment in Beacon Square will result in this entity being consolidated as of July 5, 2006.

Item 2 —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the consolidated financial statements, including the respective notes thereto, which are included in this Form 10-Q.

Overview

We are a publicly-traded real estate investment trust (“REIT”) which owns, develops, acquires, manages and leases community shopping centers (including power centers and single-tenant retail properties) and one regional mall in the midwestern, southeastern and mid-Atlantic regions of the United States. At June 30, 2006, our portfolio consisted of 79 shopping centers, of which thirteen are power centers and two are single-tenant retail properties, as well as one enclosed regional mall, totaling approximately 17.9 million square feet of gross leasable area. We own approximately 14.1 million square feet of such gross leasable area (“GLA”), with the remaining portion owned by various anchor stores.

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

We have followed a disciplined approach to managing our operations by focusing primarily on enhancing the value of our existing portfolio through strategic sales and successful leasing efforts. We continue to selectively pursue new acquisitions and development opportunities.

The highlights of our second quarter of 2006 activity reflect this strategy:

•	We completed the first phase of our River City Marketplace development located in Jacksonville, Florida.

•	In April 2006, we acquired Paulding Pavilion, a 72,300 square foot community shopping center in Hiram, Georgia, for a purchase price of $8.4 million. We intend to redevelop this center.

•	We opened 25 new non-anchor stores, at an average base rent of $13.38 per square foot. We also renewed 28 non-anchor leases, at an average base rent of $15.90 per square foot, achieving an increase of 9.2% over prior rental rates. Additionally, we opened six anchor leases during the quarter and renewed one anchor lease at an average base rent of $8.44 per square foot, achieving an increase of 4.9% over prior rental rates.

•	The Company repurchased 285,100 shares of common shares of beneficial interest at an average price of $27.09.

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

Critical accounting policies are those that are both significant to the overall presentation of our financial condition and results of operations and require management to make difficult, complex or subjective judgments. For example, significant estimates and assumptions have been made with respect to useful lives of assets, capitalization of development and leasing costs, recoverable amounts of receivables and initial valuations and related amortization periods of deferred costs and intangibles, particularly with respect to property acquisitions. Our critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2005 have not materially changed during the first six months of 2006.

Comparison of Three Months Ended June 30, 2006 to Three Months Ended June 30, 2005

For purposes of comparison between the three months ended June 30, 2006 and 2005, “same center” refers to the shopping center properties owned as of January 1, 2005 and June 30, 2006. We made one acquisition in 2006 and one acquisition in 2005 and we increased our partnership interest in Ramco Gaines, LLC, which is now included in our consolidated financial statements. These properties are collectively referred to as “Acquisitions” in the following discussion.

Revenues

Total revenues for the three months ended June 30, 2006 were $38.4 million, a $1.9 million, or 5.2%, increase over the comparable period in 2005.

Minimum rents increased $1.1 million, or 4.8%, to $25.1 million for the three months ended June 30, 2006 as compared to the same period in 2005. Acquisitions contributed $897,000 to the increase in minimum rents for the three months ended June 30, 2006.

Recoveries from tenants increased $985,000, or 10.6%, to $10.3 million for the second quarter of 2006 as compared to $9.3 million for the same period in 2005. Acquisitions contributed $302,000 million of the increase. The balance of the increase is primarily attributable to the increase in recoverable operating expenses for the three months ended June 30, 2006 when compared to the same period in 2005. The overall recovery ratio was 97.9% for the three months ended June 30, 2006, compared to 97.8% for the three months ended June 30, 2005.

Other income decreased $149,000 to $1.4 million for the three months ended June 30, 2006. The decrease was primarily attributable to lower interest income of $266,000 for the three months ended June 30, 2006 when compared to the same period in 2005, partially offset by an increase of $109,000 in lease termination fees in 2006.

Expenses

Total expenses for the three months ended June 30, 2006 increased $581,000, or 1.8%, to $33.6 million as compared to $33.0 million for the three months ended June 30, 2005.

Total recoverable expenses, including real estate taxes, increased by $995,000 to $10.5 million for the three months ended June 30, 2006 as compared to $9.5 million for the three months ended June 30, 2005. The increase was the result of $313,000 for Acquisitions with the balance attributable primarily to higher insurance costs in our Florida shopping centers.

Depreciation and amortization expense decreased $551,000, or 6.5%, to $7.9 million for the three months ended June 30, 2006 from $8.4 million for the same period in 2005. The decrease is primarily attributable to the write-off of $1.0 million of unamortized tenant improvement costs related to the termination of a tenant at the Tel-Twelve shopping center during the second quarter of 2005, net of an increased in depreciation expense of $256,000 related to Acquisitions for the three months ended June 30, 2006.

Other operating expenses increased $525,000 to $917,000 for the three months ended June 30, 2006, from $392,000 for the same period in 2005. The increase is primarily due to increased bad debt expense for the three months ended June 30, 2006 and the addition of our regional office in Florida.

General and administrative expenses decreased $574,000 to $3.3 million for the three months ended June 30, 2006 as compared to $3.9 million for the same period in 2005. The decrease is principally attributable to decreases in professional fees of $212,000 for the three months ended June 30, 2006 as compared to the same period in 2005 and adjustments for actual employment costs accrued in prior periods of approximately $224,000.

Interest expense increased $186,000, from $10.8 million for the three months ended June 30, 2005 to $11.0 million during the second quarter of 2006. To fund working capital requirements, average loan balances outstanding increased $21.0 million for the three months ended June 30, 2006 as compared to 2005. The higher average outstanding debt contributed $327,000 to the increase in interest expense. Interest expense also increased by $307,000 during the three months ended June 30, 2006 as a result of higher interest rates. The increase in interest cost was reduced by higher capitalization and lower amortization of loan fees during the period. Interest expense related to capitalized leases increased $77,000 during the period ended June 30, 2006. Interest costs capitalized, in conjunction with development and expansion projects, were $401,000 for the three months ended June 30, 2006, as compared to $130,000 for the same period in 2005. Amortization of loan fees decreased $261,000, from $528,000 for the three months ended June 30, 2005 to $267,000 during the quarter ended June 30, 2006.

Other

Minority interest from continuing operations represents the equity in income attributable to the portion of the Operating Partnership not owned by the Company. The increase in minority interest of $243,000 is primarily the result of higher income from continuing operations for the three months ended June 30, 2006 compared to the same period in 2005.

Income from discontinued operations include the results of seven properties sold in January 2006. Income from discontinued operations decreased $556,000 to $67,000 for the three months ended June 30, 2006 and is the result of the timing for assets included in discontinued operations in 2006 as compared to the same period in 2005.

Comparison of Six Months Ended June 30, 2006 to Six Months Ended June 30, 2005

For purposes of comparison between the six months ended June 30, 2006 and 2005, “same center” refers to the shopping center properties owned as of January 1, 2005 and June 30, 2006. We made one acquisition in 2006 and one acquisition in 2005 and we increased our partnership interest in Ramco Gaines, LLC, which is now included in our consolidated financial statements. These properties are collectively referred to as “Acquisitions” in the following discussion.

Revenues

Total revenues for the six months ended June 30, 2006 were $75.0 million, a $1.6 million, or 2.2%, increase over the comparable period in 2005.

Minimum rents increased $1.8 million, or 3.7%, to $49.8 million for the six months ended June 30, 2006 when compared to the same period in 2005. Acquisitions contributed $1.7 million of the increase in minimum rents for the six months ended June 30, 2006.

Recoveries from tenants increased $219,000, or 1.1%, to $20.2 million for the six months ended June 30, 2006 as compared to $20.0 million for the same period in 2005. Acquisitions contributed $646,000 of the increase, which was partially offset by a decrease in same center recoveries of $427,000. During the year, we estimate the recovery ratio, by property, based on current facts and circumstances. Subsequent to year end, the final billings to our tenants are calculated and any required adjustments are recorded. Additional expense related to tenant audits of recoverable operating expenses recognized during the six months ended June 30, 2006 decreased recoveries by $123,000. The overall recovery ratio was 96.1% for the six months ended June 30, 2006, compared to 100.3% for the six months ended June 30, 2005. The variance in recovery percentage was the result of adjustments of prior year’s estimates to actual for billings completed in the six months ended June 30, 2005 and decreased recoveries in the comparable period in 2006. We expect the recovery ratio to be between 96.0% and 97.0% for the twelve months ended December 31, 2006, compared to 97.9% for 2005. The forecasted decrease is primarily related to various redevelopment projects currently in progress.

Other income decreased $455,000 to $1.9 million for the six months ended June 30, 2006. Lower lease termination fees contributed $266,000 of the decrease and interest income decreased $263,000 during the six months ended June 30, 2006, compared to the same period in 2005.

Expenses

Total expenses for the six months ended June 30, 2006 increased $2.3 million, or 3.5%, to $67.5 million as compared to $65.2 million for the six months ended June 30, 2005.

Total recoverable expenses, including recoverable operating expenses and real estate taxes, increased $1.1 million to $21.0 million for the six months ended June 30, 2006. Acquisitions contributed $571,000 to the increase. The balance of the increase is primarily attributable to redevelopment projects completed during 2005.

Depreciation and amortization expense increased $203,000, or 1.3%, to $16.0 million for the six months ended June 30, 2006. Depreciation expense related to our Acquisitions contributed $471,000 of the increase. Same center depreciation expense decreased by $268,000 for the six months ended June 30, 2006 as compared to 2005. During the second quarter of 2005, we wrote-off $1.0 million of unamortized tenant improvement costs related to the termination of a tenant at the Tel-Twelve shopping center.

Other operating expenses increased $770,000 to $1.6 million for the six months ended June 30, 2006, from $849,000 for the same period in 2005. The increase is primarily due to increased bad debt expense for the six months ended June 30, 2006 and the addition of our regional office in Florida.

Interest expense increased $425,000, from $21.1 million for the six months ended June 30, 2005 to $21.6 million during the six months of 2006. To fund working capital requirements, average loan balances outstanding increased $36.0 million for the six months ended June 30, 2006 as compared to 2005. The higher average outstanding debt contributed $1.1 million to the increase in interest expense. Interest expense also increased by $156,000 during the six months ended June 30, 2006 as a result of higher interest rates. The increase in interest cost was reduced by higher capitalization and lower amortization of loan fees during the period. Interest expense related to capitalized leases increased $192,000 during the six months ended June 30, 2006. Interest costs capitalized, in conjunction with development and expansion projects, were $784,000 for the six months ended June 30, 2006, as compared to $287,000 for the same period in 2005. Amortization of loan fees decreased $492,000, from $1,015,000 for the six months ended June 30, 2005 to $523,000 during the six months ended June 30, 2006.

Other

Minority interest from continuing operations represents the equity in income attributable to the portion of the Operating Partnership not owned by the Company. The increase in minority interest of $299,000 is primarily the result of higher income from continuing operations for the six months ended June 30, 2006 compared to the same period in 2005.

Income from discontinued operations increased $44,000 to $1.3 million for the six months ended June 30, 2006. The increase is primarily due to the sale of seven properties in January 2006, resulting in a gain, net of minority interest, of $954,000. Income from discontinued operations decreased $910,000 during the six months ended June 30, 2006 due to the timing for assets in discontinued operations in 2006 as compared to the same period in 2005.

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

For the six months ended June 30, 2006, we generated $25.3 million in cash flows from operating activities and $29.5 million cash flows from investing activities and we used $51.4 million in cash flows from financing activities. During the same period, we repaid $4.4 million of mortgage obligations and paid $20.8 million in cash distributions to shareholders and holders of operating partnership units.

At June 30, 2006, our market capitalization amounted to $1.3 billion. Market capitalization consisted of $702.3 million of debt (including property-specific mortgages, an unsecured credit facility consisting of a term loan facility and a revolving credit facility, and a bridge loan), $25.7 million of Series B Preferred Shares, $56.3 million of Series C Preferred Shares, and $525.0 million of our common shares of beneficial interest and Operating Partnership Units at market value. Our debt to total market capitalization was 53.6% at June 30, 2006, as compared to 54.5% at December 31, 2005. After taking into account the impact of converting our variable rate debt into fixed rate debt by use of interest rate swap agreements, our outstanding debt at June 30, 2006 had a weighted average interest rate of 6.3%, and consisted of $527.6 million of fixed rate debt and $174.7 million of variable rate debt. Outstanding letters of credit issued under the Credit Facility total approximately $2.1 million. Variable rate debt accounted for approximately 24.9% of our total debt and 13.3% of our total capitalization.

We have a $250 million unsecured credit facility (the “Credit Facility”) consisting of a $100 million unsecured term loan facility and a $150 million unsecured revolving credit facility. The Credit Facility provides that the unsecured revolving credit facility may be increased by up to $100 million at our request, for a total unsecured revolving credit facility commitment of $250 million. The unsecured term loan facility matures in December 2010 and bears interest at a rate equal to LIBOR plus 130 to 165 basis points, depending on certain debt ratios. The unsecured revolving credit facility matures in December 2008 and bears interest at a rate equal to LIBOR plus 115 to 150 basis points, depending on certain debt ratios. We have the option to extend the maturity date of the unsecured revolving credit facility to December 2010. It is anticipated that funds borrowed under the Credit Facility will be used for general corporate purposes, including working capital, capital expenditures, the repayment of indebtedness or other corporate activities.

We have a $22.6 million bridge term loan with an interest rate at LIBOR plus 135 basis points. The loan matures in September 2006. It is our intention to extend or refinance this bridge loan. However, there can be no assurance that we will be able to extend or refinance the loan on commercially reasonable or any other terms.

Under terms of various debt agreements, we may be required to maintain interest rate swap agreements to reduce the impact of changes in interest rates on our floating rate debt. We have interest rate swap agreements with an aggregate notional amount of $80.0 million at June 30, 2006. Based on rates in effect at June 30, 2006, the agreements for notional amounts aggregating $80.0 million provide for fixed rates ranging from 6.2% to 6.6% and expire December 2008 through March 2009.

The properties in which our operating partnership owns an interest and which are accounted for by the equity method of accounting are subject to non-recourse mortgage indebtedness. At June 30, 2006, our pro rata share of non-recourse mortgage debt on the unconsolidated properties (accounted for by the equity method) was $83.3 million with a weighted average interest rate of 7.0%. Fixed rate debt amounted to $75.5 million, or 90.7%, of our pro rata share.

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

Capitalization

Our capital structure at June 30, 2006 includes property-specific mortgages, an unsecured credit facility consisting of a term loan facility and a revolving credit facility, a bridge term loan, our Series B Preferred Shares, our Series C Preferred Shares, our common shares of beneficial interest and a minority interest in the Operating

Partnership. At June 30, 2006, the minority interest in the Operating Partnership represented a 15.0% ownership in the Operating Partnership which, may under certain conditions, be exchanged for an aggregate of 2,929,000 common shares.

As of June 30, 2006, the units in the Operating Partnership (“OP Units”) were exchangeable for our common shares of beneficial interest on a one-for-one basis. We, as sole general partner of the Operating Partnership, have the option, but not the obligation, to settle exchanged OP Units held by others in cash based on the current trading price of our common shares of beneficial interest. Assuming the exchange of all OP Units, there would have been 19,494,892 of our common shares of beneficial interest outstanding at June 30, 2006, with a market value of approximately $525.0 million (based on the closing price of $26.93 per share on June 30, 2006).

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

Funds from Operations

We consider funds from operations, also known as “FFO,” an appropriate supplemental measure of the financial performance of an equity REIT. Under the National Association of Real Estate Investment Trusts, or NAREIT, definition, FFO represents net income, excluding extraordinary items (as defined under GAAP) and gains and losses on sales of depreciable property, plus real estate related depreciation and amortization (excluding amortization of financing costs), and after adjustments for unconsolidated partnerships and joint ventures. FFO is intended to exclude GAAP historical cost depreciation and amortization of real estate investments, which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions and many companies utilize different depreciable lives and methods. Because FFO excludes depreciation and amortization unique to real estate, gains and losses from depreciable property dispositions and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, acquisition and development activities and interest costs, which provides a perspective of our financial performance not immediately apparent from net income determined in accordance with GAAP. In addition, FFO does not include the cost of capital improvements, including capitalized interest.

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

We recognize FFO’s limitations when compared to GAAP net income. FFO does not represent amounts available for needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties. We do not use FFO as an indicator of our cash obligations and funding requirements for future commitments, acquisition or development activities. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs, including the payment of dividends. FFO should not be considered as an alternative to net income (computed in accordance with GAAP) or as an alternative to cash flow as a measure of liquidity. FFO is simply used as an additional indicator of our operating performance.

The following table illustrates the calculation of FFO (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Net Income	$4,777	$4,139	$10,362	$9,050
Add:
Depreciation and amortization expense:
Continuing operations real estate	8,460	8,953	17,125	16,412
Discontinued operations real estate	—	373	—	745
Loss (gain) on sale of real estate(1)	—	2	—	(23)
Minority interest in partnership:
Continuing operations	885	643	1,672	1,373
Discontinued operations	12	108	69	227
Less:
Discontinued operations, loss (gain) on sale of real estate, net of minority interest	3	—	(954)	—

Funds from operations	14,137	14,218	28,274	27,784
Less:
Series B Preferred Stock dividend	(594)	(594)	(1,188)	(1,188)
Series C Preferred Stock dividend	—	(1,070)	—	(2,140)

Funds from operations available to common shareholders	$13,543	$12,554	$27,086	$24,456

Weighted average equivalent shares outstanding, diluted	21,532	19,809	21,619	19,808

Funds from operations available for common shareholders, per diluted share	$0.63	$0.63	$1.25	$1.23

(1)	Excludes gain on sale of undepreciated land of $1,733 in 2006 and $27 in 2005.

Capital Expenditures

During the six months ended June 30, 2006, we spent approximately $4.9 million on revenue-generating capital expenditures including tenant allowances, leasing commissions paid to third-party brokers, legal costs relative to lease documents, and capitalized leasing and construction costs. These types of costs generate a return through rents from tenants over the term of their leases. Revenue-enhancing capital expenditures, including expansions, renovations or repositionings, were approximately $4.5 million. Revenue neutral capital expenditures, such as roof and parking lot repairs which are anticipated to be recovered from tenants, amounted to approximately $572,000.

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

We have exposure to interest rate risk on our variable rate debt obligations. We are not subject to any foreign currency exchange rate risk or commodity price risk, or other material rate or price risks. Based on our debt and interest rates and the interest rate swap agreements in effect at June 30, 2006, a 100 basis point change in interest rates would affect our annual earnings and cash flows by approximately $947,000. We believe that a 100 basis point change in interest rates would impact the fair value of our total outstanding debt by approximately $16.7 million.

Under the terms of various debt agreements, we may be required to maintain interest rate swap agreements to reduce the impact of changes in interest rate on our floating rate debt. We have interest rate swap agreements with an aggregate notional amount of $80.0 million at June 30, 2006. Based on rates in effect at June 30, 2006, the agreements for notional amounts aggregating $80.0 million provide for fixed rates ranging from 6.2% to 6.6% and expire through March 2009.

The following table sets forth information as of June 30, 2006 concerning our long-term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates of maturing amounts and fair market value (dollars in thousands).

								Fair
	2006	2007	2008	2009	2010	Thereafter	Total	Value

Fixed-rate debt	$3,129	$61,179	$102,642	$48,053	$100,171	$212,452	$527,626	$522,173
Average interest rate	6.8%	7.1%	5.4%	7.0%	6.6%	5.7%	6.2%	6.3%
Variable-rate debt	$22,840	$8,335	$119,930	$440	$23,120	—	$174,665	$174,665
Average interest rate	6.5%	6.7%	6.5%	7.2%	6.8%	—	6.6%	6.6%

We estimated the fair value of fixed rate mortgages using a discounted cash flow analysis, based on our incremental borrowing rates for similar types of borrowing arrangements with the same remaining maturity. Considerable judgment is required to develop estimated fair values of financial instruments. The fair value of our fixed rate debt is less than the carrying amount, however settlement at the reported fair value may not be possible or may not be a prudent management decision. The estimates presented herein are not necessarily indicative of the amounts we could realize on disposition of the financial instruments.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (“Exchange Act”), such as this report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the design control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We carried out an assessment as of June 30, 2006 of the effectiveness of the design and operation of our disclosure controls and procedures. This assessment was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on such evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that such disclosure controls and procedures were effective as of June 30, 2006.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal or governmental proceedings, other than the IRS Examination and ordinary routine litigation incidental to our business, against or involving us or our properties. For a description of the IRS Examination, see Note 10 to the notes to consolidated financial statements.

Item 1A.	Risk Factors

You should review our Annual Report on Form 10-K for the year ended December 31, 2005, which contains a detailed description of risk factors that may materially affect our business, financial condition or results of operations. There are no material changes to the disclosure on this matter set forth in such Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In December 2005, the Board of Trustees authorized the repurchase, at management’s discretion, of up to $15.0 million of our common shares of beneficial interest. The program allows us to repurchase our common shares of beneficial interest from time to time in the open market or in privately negotiated transactions. This authorization does not have an expiration date.

The following table contains information regarding our purchase of our common shares of beneficial interest during the three months ended June 30, 2006:

ISSUER PURCHASE OF EQUITY SECURITIES

			Total Number	Approximate
			of Shares	Dollar Value
			Purchased as	of Shares that
			Part of	May Yet Be
	Total		Publicly	Purchased
	Number of	Average	Announced	Under the
	Shares	Price Paid	Plans or	Plans or
	Purchased	per Share	Programs	Program

April 1 through April 30, 2006	99,500	$27.46	102,300	$12,185,473.17
May 1 through May 31, 2006	178,000	26.92	280,300	7,392,915.24
June 1 through June 30, 2006	7,600	26.02	287,900	7,195,135.88

Total — Second quarter of 2006	285,100	27.09	285,100	7,195,135.88

Total — Year-To-Date through June 30, 2006	287,900	$27.11	287,900	$7,195,135.88

Item 4.	Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of the Company was held on June 14, 2006.

At the annual meeting, Stephen R. Blank and Joel M. Pashcow were re-elected as trustees of the Company to serve until the 2009 annual meeting of shareholders and Michael A. Ward was elected to serve until the 2007 annual meeting of shareholders. The following votes were cast for or were withheld from voting with respect to the election of each of the following persons:

Name	Votes For	Withheld

Stephen R. Blank	14,930,356	44,942
Joel M. Pashcow	14,918,067	57,232
Michael A. Ward	14,930,208	45,090

Dennis E. Gershenson, Robert A. Meister, Arthur H. Goldberg and Mark K. Rosenfeld continue to hold office after the annual meeting.

The following votes were cast for, against or abstain regarding the ratification of Grant Thornton LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2006:

For	Against	Abstain

14,945,973	9,389	19,936

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

RAMCO-GERSHENSON PROPERTIES TRUST

By:	/s/ Dennis Gershenson
Dennis Gershenson
President and Chief Executive Officer

Date: August 4, 2006

By:	/s/ Richard J. Smith
Richard J. Smith
Chief Financial Officer
(Principal Accounting Officer)

Date: August 4, 2006