Form 10-Q
period 2006-09-30
RAMCO GERSHENSON PROPERTIES TRUST
filed 2006-11-03
CIK 842183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For the quarterly period ended September 30, 2006
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

Number of common shares of beneficial interest ($0.01 par value) of the registrant outstanding as of November 2, 2006: 16,574,290

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

RAMCO-GERSHENSON PROPERTIES TRUST

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(Unaudited)
	(In thousands, except per
	share amounts)

ASSETS
Investment in real estate, net	$950,305	$922,103
Real estate assets held for sale	—	61,995
Cash and cash equivalents	16,671	14,929
Accounts receivable, net	38,499	32,341
Equity investments in unconsolidated entities	53,763	53,398
Other assets, net	39,416	40,509

Total Assets	$1,098,654	$1,125,275

LIABILITIES AND SHAREHOLDERS’ EQUITY
Mortgages and notes payable	$720,882	$724,831
Accounts payable and accrued expenses	29,787	31,353
Distributions payable	10,389	10,316
Capital lease obligation	7,739	7,942

Total Liabilities	768,797	774,442
Minority Interest	37,207	38,423
SHAREHOLDERS’ EQUITY
Preferred Shares of Beneficial Interest, par value $0.01, 10,000 shares authorized:
9.5% Series B Cumulative Redeemable Preferred Shares; 1,000 shares issued and outstanding, liquidation value of $25,000	23,804	23,804
7.95% Series C Cumulative Convertible Preferred Shares; 1,889 shares issued and outstanding, liquidation value of $53,837	51,741	51,741
Common Shares of Beneficial Interest, par value $0.01, 45,000 shares authorized; 16,574 and 16,847 issued and outstanding as of September 30, 2006 and December 31, 2005, respectively	166	168
Additional paid-in capital	335,560	343,011
Accumulated other comprehensive income (loss)	146	(44)
Cumulative distributions in excess of net income	(118,767)	(106,270)

Total Shareholders’ Equity	292,650	312,410

Total Liabilities and Shareholders’ Equity	$1,098,654	$1,125,275

See notes to consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
	(Unaudited)
	(In thousands, except per share amounts)

REVENUES:
Minimum rents	$25,328	$23,223	$75,113	$71,226
Percentage rents	225	185	610	558
Recoveries from tenants	10,738	9,580	30,920	29,543
Fees and management income	1,312	1,121	4,073	3,859
Other income	1,212	1,194	3,092	3,529

Total revenues	38,815	35,303	113,808	108,715

EXPENSES:
Real estate taxes	5,025	4,628	14,793	13,805
Recoverable operating expenses	6,000	5,175	17,236	15,896
Depreciation and amortization	8,105	7,375	24,058	23,125
Other operating	1,263	808	2,882	1,657
General and administrative	3,328	2,991	10,724	10,579
Interest expense	11,767	10,717	33,326	31,851

Total expenses	35,488	31,694	103,019	96,913

Income from continuing operations before gain on sale of real estate assets, minority interest and earnings from unconsolidated entities	3,327	3,609	10,789	11,802
Gain on sale of real estate assets	1,204	630	2,937	626
Minority interest	(877)	(769)	(2,549)	(2,142)
Earnings from unconsolidated entities	864	610	2,356	1,541

Income from continuing operations	4,518	4,080	13,533	11,827

Discontinued operations, net of minority interest:
Gain (loss) on sale of real estate assets	(28)	—	926	—
Income from operations	9	724	402	2,027

Income (loss) from discontinued operations	(19)	724	1,328	2,027

Net income	4,499	4,804	14,861	13,854
Preferred stock dividends	(1,664)	(1,663)	(4,991)	(4,991)

Net income available to common shareholders	$2,835	$3,141	$9,870	$8,863

Basic earnings per common share:
Income from continuing operations	$0.17	$0.14	$0.51	$0.40
Income from discontinued operations	—	0.05	0.08	0.13

Net income	$0.17	$0.19	$0.59	$0.53

Diluted earnings per common share:
Income from continuing operations	$0.17	$0.14	$0.51	$0.40
Income from discontinued operations	—	0.05	0.08	0.13

Net income	$0.17	$0.19	$0.59	$0.53

Basic weighted average common shares outstanding	16,565	16,838	16,696	16,835

Diluted weighted average common shares outstanding	16,621	16,887	16,739	16,880

COMPREHENSIVE INCOME
Net income	$4,499	$4,804	$14,861	$13,854
Other comprehensive income:
Unrealized gains (losses) on interest rate swaps	(1,005)	(113)	190	20

Comprehensive income	$3,494	$4,691	$15,051	$13,874

See notes to consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months
	Ended September 30,
	2006	2005
	(Unaudited)
	(In thousands)

Cash Flows from Operating Activities:
Net income	$14,861	$13,854
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,058	23,125
Amortization of deferred financing costs	795	1,628
Gain on sale of real estate assets	(2,937)	(626)
Earnings from unconsolidated entities	(2,356)	(1,541)
Discontinued operations	(1,552)	(2,027)
Minority interest, continuing operations	2,549	2,142
Distributions received from unconsolidated entities	2,007	1,188
Changes in operating assets and liabilities that provided (used) cash:
Accounts receivable	(5,894)	(5,090)
Other assets	742	(1,573)
Accounts payable and accrued expenses	(1,954)	4,212

Net Cash Provided by Continuing Operating Activities	30,319	35,292
Operating Cash from Discontinued Operations	702	3,410

Net Cash Provided by Operating Activities	31,021	38,702

Cash Flows from Investing Activities:
Real estate developed or acquired, net of liabilities assumed	(37,101)	(25,405)
Purchase of remaining interest in joint venture, net of cash acquired	(576)	—
Investment in unconsolidated entities	(465)	(36,973)
Proceeds from sales of real estate	14,978	8,087
Increase in note receivable from joint venture	—	(1,072)
Payments on note receivable from joint venture	—	7,300

Net Cash Used in Continuing Investing Activities	(23,164)	(48,063)
Investing Cash from Discontinued Operations	45,366	—

Net Cash Provided by (Used in) Investing Activities	22,202	(48,063)

Cash Flows from Financing Activities:
Cash distributions to shareholders	(22,323)	(21,800)
Cash distributions to operating partnership unit holders	(3,903)	(3,792)
Cash dividends paid on preferred shares	(4,992)	(4,991)
Payment of unsecured revolving credit facility	(73,300)	(48,550)
Payment of secured revolving credit facility	—	(12,000)
Principal repayments on mortgages payable	(10,723)	(105,930)
Payment of deferred financing costs	(880)	(1,102)
Distributions to minority partners	(63)	(110)
Borrowings on unsecured credit facility	63,750	53,350
Borrowings on secured credit facility	8,554	47,050
Reduction of capitalized lease obligation	(203)	—
Proceeds from mortgages payable	249	107,072
Purchase and retirement of common shares	(7,804)	—
Proceeds from exercise of stock options	157	149

Net Cash (Used in) Provided by Continuing Financing Activities	(51,481)	9,346
Financing Cash from Discontinued Operations	—	—

Net Cash (Used in) Provided by Financing Activities	(51,481)	9,346

Net Increase (Decrease) in Cash and Cash Equivalents	1,742	(15)
Cash and Cash Equivalents, Beginning of Period	14,929	15,045

Cash and Cash Equivalents, End of Period	$16,671	$15,030

Supplemental Cash Flow Disclosure, including Non-Cash Activities:
Cash paid for interest during the period	$32,452	$30,060
Capitalized interest	1,126	486
Assets contributed to joint venture entity	—	7,994
Assumed debt of acquired property	7,521	—
Increase in fair value of interest rate swaps	190	20

See notes to consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

1.	Organization and Basis of Presentation

Ramco-Gershenson Properties Trust is a Maryland real estate investment trust (“REIT”) organized on October 2, 1997. The terms “Company,” “we,” “our,” or “us” refers to Ramco-Gershenson Properties Trust and, where appropriate, its subsidiaries. We are a publicly-traded REIT which owns, develops, acquires, manages and leases community shopping centers (including power centers and single tenant retail properties) and one regional mall. At September 30, 2006, we had a portfolio of 81 shopping centers, with approximately 18.3 million square feet of gross leasable area, located in the midwestern, southeastern and mid-Atlantic regions of the United States. Our centers are usually anchored by discount department stores or supermarkets and the tenant base consists primarily of national and regional retail chains and local retailers. Our credit risk, therefore, is concentrated in the retail industry.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and our majority owned subsidiary, the Operating Partnership, Ramco-Gershenson Properties, L.P. (85.0% and 85.2% owned by us at September 30, 2006 and at December 31, 2005, respectively), and all wholly owned subsidiaries, including bankruptcy remote single purpose entities, and all majority owned joint ventures over which we have control. Investments in real estate joint ventures for which we have the ability to exercise significant influence over, but for which we do not have financial or operating control, are accounted for using the equity method of accounting. Accordingly, our share of the earnings of these joint ventures is included in consolidated net income. All intercompany accounts and transactions have been eliminated in consolidation.

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

On January 23, 2006, the Company sold seven of the shopping centers held for sale for $47,000 in aggregate, resulting in a gain of approximately $926, net of minority interest. The shopping centers, which were sold as a portfolio to an unrelated third party, include: Cox Creek Plaza in Florence, Alabama; Crestview Corners in Crestview, Florida; Cumberland Gallery in New Tazewell, Tennessee; Holly Springs Plaza in Franklin, North Carolina; Indian Hills in Calhoun, Georgia; Edgewood Square in North Augusta, South Carolina; and Tellico Plaza in Lenoir City, Tennessee. The proceeds from the sale were used to pay down the Company’s unsecured

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

revolving credit facility. Total revenue for the seven properties was $550 and $4,260 for the nine months ended September 30, 2006 and 2005, respectively.

During March 2006, the Company decided not to continue to actively market for sale the two unsold properties. In accordance with SFAS No. 144, the two properties are no longer classified as held for sale in the consolidated balance sheet and the results of their operations are included in income from continuing operations for all periods presented.

3.	Accounts Receivable, Net

Accounts receivable at September 30, 2006 includes $4,202 due from Atlantic Realty Trust (“Atlantic”) for reimbursement of tax deficiencies and interest related to the Internal Revenue Service (“IRS”) examination of our taxable years ended December 31, 1991 through 1995. Under terms of a tax agreement that we entered into with Atlantic (the “Tax Agreement”), Atlantic assumed all of our liability for tax and interest arising out of that IRS examination. See Note 10.

Effective March 31, 2006, Atlantic was merged into (acquired by) SI 1339, Inc., a wholly-owned subsidiary of Kimco Realty Corporation (“Kimco”), with SI 1339, Inc. continuing as the surviving corporation. By way of the merger, SI 1339, Inc. acquired Atlantic’s assets, subject to its liabilities (including its obligations to the Company under the Tax Agreement). See Note 10.

Accounts receivable includes $14,774 and $13,098 of unbilled straight-line rent receivables at September 30, 2006 and December 31, 2005, respectively. In addition, at September 30, 2006, accounts receivable includes $2,833 due from Ramco Jacksonville LLC, a 20% owned unconsolidated entity.

We provide for bad debt expense based upon the reserve method of accounting. We continuously monitor the collectibility of our accounts receivable (billed, unbilled and straight-line) from specific tenants, analyze historical bad debts, customer credit worthiness, current economic trends and changes in tenant payment terms when evaluating the adequacy of the allowance for bad debts. When tenants are in bankruptcy, we make estimates of the expected recovery of pre-petition and post-petition claims. The ultimate resolution of these claims can often take longer than one year. Accounts receivable in the accompanying balance sheet is shown net of an allowance for doubtful accounts of $2,627 and $2,017 at September 30, 2006 and December 31, 2005, respectively.

4.  Investment in Real Estate, Net

Investment in real estate consists of the following:

	September 30,	December 31,
	2006	2005

Land	$143,637	$136,843
Buildings and improvements	944,581	887,251
Construction in progress	11,741	23,210

	1,099,959	1,047,304
Less: accumulated depreciation	(149,654)	(125,201)

Investment in real estate, net	$950,305	$922,103

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.  Other Assets, Net

Other assets consist of the following:

	September 30,	December 31,
	2006	2005

Leasing costs	$30,297	$28,695
Intangible assets	10,172	11,048
Deferred financing costs	7,343	13,742
Other assets	5,635	5,469

	53,447	58,954
Less: accumulated amortization	(26,800)	(30,726)

	26,647	28,228
Prepaid expenses and other	12,182	11,172
Proposed development and acquisition costs	587	1,109

Other assets, net	$39,416	$40,509

Intangible assets at September 30, 2006 include $7,082 of lease origination costs and $3,008 of favorable leases related to the allocation of the purchase prices for acquisitions made since 2002. These assets are being amortized over the lives of the applicable leases. The weighted — average amortization period for intangible assets attributable to lease origination costs and favorable leases is approximately 5 years.

The following table represents estimated aggregate amortization expense related to intangible assets as of September 30, 2006:

Year Ending December 31,

2006 (October 1 - December 31)	$1,589
2007	5,993
2008	4,910
2009	3,737
2010	2,850
Thereafter	7,568

Total	$26,647

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Mortgages and Notes Payable

Mortgages and notes payable consist of the following:

	September 30,	December 31,
	2006	2005

Fixed rate mortgages with interest rates ranging from 4.8% to 8.2%, due at various dates through 2018	$446,054	$451,777
Floating rate mortgages with interest rates ranging from 7.0% to 7.9%, due at various dates through 2007	15,624	12,854
Secured Term Loan, with an interest rate at LIBOR plus 115 to 150 basis points, due December 2008. The effective rate at September 30, 2006 was 6.7%	8,554	—
Unsecured Term Loan Credit Facility, with an interest rate at LIBOR plus 130 to 165 basis points, due December 2010, maximum borrowings $100,000. The effective rate at September 30, 2006 was 6.5% and at December 31, 2005 was 5.9%	100,000	100,000
Unsecured Revolving Credit Facility, with an interest rate at LIBOR plus 115 to 150 basis points, due December 2008, maximum borrowings $150,000. The effective rate at September 30, 2006 was 6.8% and at December 31, 2005 was 5.8%	128,050	137,600
Unsecured Bridge Term Loan, with an interest rate at LIBOR plus 135 basis points, due June 2007. The effective rate at September 30, 2006 was 6.7% and at December 31, 2005 was 5.7%	22,600	22,600

	$720,882	$724,831

The mortgage notes are secured by mortgages on properties that have an approximate net book value of $580,410 as of September 30, 2006.

The Company has a $250,000 Unsecured Credit Facility (the “Credit Facility”) consisting of a $100,000 Unsecured Term Loan Credit Facility and a $150,000 Unsecured Revolving Credit Facility. The Credit Facility provides that the Unsecured Revolving Credit Facility may be increased by up to $100,000 at the Company’s request, for a total Unsecured Revolving Credit Facility commitment of $250,000. The Unsecured Term Loan Credit Facility matures in December 2010 and bears interest at a rate equal to LIBOR plus 130 to 165 basis points, depending on certain debt ratios. The Unsecured Revolving Credit Facility matures in December 2008 and bears interest at a rate equal to LIBOR plus 115 to 150 basis points, depending on certain debt ratios. The Company has the option to extend the maturity date of the Unsecured Revolving Credit Facility to December 2010. It is anticipated that funds borrowed under the Credit Facility will be used for general corporate purposes, including working capital, capital expenditures, the repayment of indebtedness or other corporate activities.

At September 30, 2006, outstanding letters of credit issued under the Credit Facility, not reflected in the accompanying consolidated balance sheet, total approximately $3,418.

The Credit Facility and the Unsecured Bridge Term Loan contain financial covenants relating to total leverage, fixed charge coverage ratio, loan to asset value, tangible net worth and various other calculations. As of September 30, 2006, we were in compliance with the covenant terms.

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

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

either directly or indirectly, and certain environmental liabilities. In addition, upon the occurrence of certain of such events, such as fraud or filing of a bankruptcy petition by the borrower, we would be liable for the entire outstanding balance of the loan, all interest accrued thereon and certain other costs, penalties and expenses.

Under terms of various debt agreements, we may be required to maintain interest rate swap agreements to reduce the impact of changes in interest rates on our floating rate debt. We have interest rate swap agreements with an aggregate notional amount of $80,000 at September 30, 2006. Based on rates in effect at September 30, 2006, the agreements for notional amounts aggregating $80,000 provide for fixed rates ranging from 6.2% to 6.6% and expire December 2008 through March 2009.

The following table presents scheduled principal payments on mortgages and notes payable as of September 30, 2006:

Year Ending December 31,

2006 (October 1 - December 31)	$1,557
2007	99,402
2008	239,246
2009	48,053
2010	120,171
Thereafter	212,453

Total	$720,882

7.	Stock-Based Compensation

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

As a result of the adoption of SFAS 123(R), our financial results were lower than under our previous accounting method by the following amounts:

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006

Income from continuing operations	$122	$365
Net income	$122	$365
Basic and diluted net income per common share	$0.01	$0.02

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share (“EPS”) (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Numerator:
Income from continuing operations before minority interest	$5,395	$4,849	$16,082	$13,969
Minority interest	(877)	(769)	(2,549)	(2,142)
Net income allocated to preferred distributions	(1,664)	(1,663)	(4,991)	(4,991)

Income before discontinued operations	2,854	2,417	8,542	6,836
Discontinued operations, net of minority interest:
Gain (loss) on sale of real estate assets	(28)	—	926	—
Income from operations	9	724	402	2,027

Net income available to common shareholders	$2,835	$3,141	$9,870	$8,863

Denominator:
Weighted-average common shares for basic EPS	16,565	16,838	16,696	16,835
Effect of dilutive securities:
Options outstanding	52	49	41	45
Restricted shares	4	—	2	—

Weighted-average common shares for diluted EPS	16,621	16,887	16,739	16,880

Basic and diluted earnings available to common shareholders per weighted-average common share:
Basic EPS:
Income from continuing operations	$0.17	$0.14	$0.51	$0.40
Income from discontinued operations	—	0.05	0.08	0.13

Net income	$0.17	$0.19	$0.59	$0.53

Diluted EPS:
Income from continuing operations	$0.17	$0.14	$0.51	$0.40
Income from discontinued operations	—	0.05	0.08	0.13

Net income	$0.17	$0.19	$0.59	$0.53

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Leases

Approximate future minimum revenues from rentals under noncancelable operating leases in effect at September 30, 2006, assuming no new or renegotiated leases or option extensions on lease agreements, are as follows:

Year Ending December 31,

2006 (October 1 - December 31)	$25,020
2007	97,920
2008	88,576
2009	74,186
2010	65,216
Thereafter	314,956

Total	$665,874

We lease certain office facilities, including our corporate office, under leases that expire through 2014. Our corporate office lease has an option to renew for two consecutive periods of five years each.

Approximate future minimum rental payments under our noncancelable corporate office lease and two other office locations, assuming no option extensions, are as follows:

	Office	Capital
Year Ending December 31,	Leases	Lease

2006 (October 1 - December 31)	$191	$169
2007	738	677
2008	757	677
2009	776	677
2010	784	677
Thereafter	2,977	7,986

Total minimum lease payments	6,223	10,863
Less: amounts representing interest	—	(3,124)

Total	$6,223	$7,739

Our capitalized lease obligation is secured by land having a net book value of $8,343 as of September 30, 2006.

10.	Commitments and Contingencies

Construction Costs

In connection with the development and expansion of various shopping centers as of September 30, 2006, we have entered into agreements for construction costs of approximately $10,891.

Internal Revenue Service Examinations

IRS Audit Resolution for Years 1991 to 1995

RPS Realty Trust (“RPS”), a Massachusetts business trust, was formed on September 21, 1988 to be a diversified growth-oriented REIT. From its inception, RPS was primarily engaged in the business of owning and managing a participating mortgage loan portfolio. From May 1, 1991 through April 30, 1996, RPS acquired ten real estate properties by receipt of deed in-lieu of foreclosure. Such properties were held and operated by RPS through wholly-owned subsidiaries.

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

We were the subject of an IRS examination of our taxable years ended December 31, 1991 through 1995. We refer to this examination as the IRS Audit. On December 4, 2003, we reached an agreement with the IRS with respect to the IRS Audit. We refer to this agreement as the Closing Agreement. Pursuant to the terms of the Closing Agreement we agreed to pay “deficiency dividends” (that is, our declaration and payment of a distribution that is permitted to relate back to the year for which the IRS determines a deficiency in order to satisfy the requirement for REIT qualification that we distribute a certain minimum amount of our “REIT taxable income” for such year) in amounts not less than $1.4 million and $809 for our 1992 and 1993 taxable years, respectively. We also consented to the assessment and collection of $770 in tax deficiencies and to the assessment and collection of interest on such tax deficiencies and on the deficiency dividends referred to above.

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

Pursuant to the Closing Agreement we agreed to an adjustment to our taxable income for each of our taxable years ended December 31, 1991 through 1995. The Company has determined that it is obligated to advise the relevant taxing authorities for the state and local jurisdictions where it conducted business during those years of the fact of such adjustments and the terms of the Closing Agreement. We believe that our exposure to state and local tax, penalties, interest and other miscellaneous expenses will not exceed $2.9 million as of September 30, 2006. It is management’s belief that any liability for state and local tax, penalties, interest, and other miscellaneous expenses that may exist in relation to the IRS Audit will be covered under the Tax Agreement.

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

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Protest: Potential Impact

We contested the positions taken in the examination reports through the filing of a protest with the Appeals Office of the IRS on May 31, 2005. On or about September 11, 2006, we received correspondence from the Appeals Office of the IRS with respect to our taxable years ended December 31, 1996 through 2000. The correspondence proposes no deficiencies with respect to any of the aforementioned tax years. The correspondence, however, does not constitute a formal settlement. The statute of limitations, as previously extended, for each of our taxable years ended December 31, 1996 through 2000, will close on December 31, 2006. If no deficiencies are assessed before the statutes close, this matter will conclude.

If all of the positions taken (exclusive of the proposed revocation of our REIT status for 2001 through 2004) and adjustments proposed in the examination reports were sustained, then we would be liable for approximately $22 million in combined tax, penalties and interest as calculated by the IRS through April 13, 2005. As of September 30, 2006, the Company estimates that such combined tax, penalties and interest would approximate $24.8 million. If we were successful in opposing the positions taken in the first examination report (which relates to 1996 and 1997) and the second examination report (which relates to 1998 through 2000), other than the proposed increase in our REIT taxable income resulting from disallowance of certain deductions for 1996, then we could avoid losing our REIT status by paying a deficiency dividend in the amount (if any) necessary to satisfy the requirement that we distribute each year a certain minimum amount of our REIT taxable income for such year. In the event we were required to pay a deficiency dividend, such dividend would be treated as an addition to tax for the year to which it relates, and we would be subject to the assessment and collection by the IRS of interest on such addition to tax. The second examination report (which relates to 1998 through 2000) does not quantify our potential liability for combined tax, penalties and interest resulting from the proposed revocation of our REIT status for 2001 through 2004. Such potential liability could be substantial and could have a material adverse effect on our financial position, results of operations and cash flows.

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

Operating Partnership Examination Report

In connection with an ongoing IRS examination of one of our operating partnerships, we also received an examination report, which relates to such partnership’s taxable year ended December 31, 1997, which proposes to increase the income of certain of the operating partnership’s partners other than us. As such, the proposed adjustments would not result in our being liable for additional tax, penalties or interest. On or about September 8, 2006, we received a notice of Final Partnership Administrative Adjustment (“FPAA”) whereby the IRS accepted the operating partnership’s return as originally filed and proposed no adjustments to the operating partnership’s taxable income as reported.

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

Repurchase of Common Shares of Beneficial Interest

In December 2005, the Board of Trustees authorized the repurchase, at management’s discretion, of up to $15,000 of the Company’s common shares of beneficial interest. The program allows the Company to repurchase its common shares of beneficial interest from time to time in the open market or in privately negotiated transactions. As of September 30, 2006, the Company purchased and retired 287,900 shares of the Company’s common shares of beneficial interest under this program at an average cost of $27.11 per share.

11.	Subsequent Events

On October 2, 2006, the Operating Partnership closed a $25,000 term loan with KeyBank National Association. The loan bears interest at a rate of LIBOR plus 225 basis points and matures April 2, 2007. The Company has provided a guaranty of repayment for the loan. The proceeds from the term loan will be used for general corporate needs and working capital requirements.

On October 5, 2006, the Company completed the partial defeasance of a mortgage with Morgan Stanley. The partial defeasance released the mortgage securing the Stonegate Plaza (Stonegate) shopping center, which was one of seven properties serving as collateral under such mortgage. Ownership of Stonegate was then transferred from Ramco Properties Associates Limited Partnership to the Operating Partnership. The partial defeasance related to Stonegate resulted in the Company recognizing a loss of $230 in its consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the consolidated financial statements, including the respective notes thereto, which are included in this Form 10-Q.

Overview

We are a publicly-traded real estate investment trust (“REIT”) which owns, develops, acquires, manages and leases community shopping centers (including power centers and single-tenant retail properties) and one regional mall in the midwestern, southeastern and mid-Atlantic regions of the United States. At September 30, 2006, our portfolio consisted of 81 shopping centers, of which thirteen are power centers and two are single-tenant retail properties, as well as one enclosed regional mall, totaling approximately 18.3 million square feet of gross leasable area (“GLA”). We own approximately 14.5 million square feet of such GLA, with the remaining portion owned by various anchor stores.

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

The highlights of our third quarter of 2006 activity reflect this strategy:

•	We agreed to form a joint venture with Heitman Value Partners Investments LLC to acquire $75 million of neighborhood, community, or power shopping centers with significant value-added opportunities in infill locations in metropolitan trade areas. We will manage the joint venture and receive fees for acquisition, property and asset management, leasing, tenant coordination and construction. The joint venture’s initial acquisitions will include Paulding Pavilion and Collins Pointe Plaza, both in metropolitan Atlanta, Georgia. We acquired these centers in April and August of 2006, respectively, with the objective of contributing them to this joint venture. All other property acquisitions to be included in the joint venture must be completed by November 19, 2006.

•	We commenced the redevelopment of our West Allis Towne Center in West Allis, Wisconsin with the signing of Office Depot in 22,350 square feet. Office Depot will take the majority of the space vacated by Kohl’s Supermarket.

•	We continued to make progress with the development of River City Marketplace in Jacksonville, Florida. During the quarter, we signed a lease for a 55,600 square foot Gander Mountain. With the execution of this lease, as of September 30, 2006, we had anchor commitments for the shopping center of approximately 584,000 square feet. In addition, we had signed leases for nearly 135,000 square feet of small shop retail space and had completed five outlot sales. We are planning a grand opening celebration at the shopping center on November 17, 2006.

•	We opened 32 new non-anchor stores and 7 anchor stores, at an average base rent of $11.25 per square foot, a 12.1% increase over the portfolio average. We also renewed 26 non-anchor leases and one anchor lease, at an average base rent of $16.11 per square foot, achieving an increase of 15.3% over prior rental rates.

•	We increased the occupancy of our portfolio to 94.7% at September 30, 2006, compared with 93.5% at September 30, 2005.

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

Critical accounting policies are those that are both significant to the overall presentation of our financial condition and results of operations and require management to make difficult, complex or subjective judgments. For example, significant estimates and assumptions have been made with respect to useful lives of assets, capitalization of development and leasing costs, recoverable amounts of receivables and initial valuations and related amortization periods of deferred costs and intangibles, particularly with respect to property acquisitions. Our critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2005 have not materially changed during the first nine months of 2006.

Comparison of Three Months Ended September 30, 2006 to Three Months Ended September 30, 2005

For purposes of comparison between the three months ended September 30, 2006 and 2005, “same center” refers to the shopping center properties owned as of July 1, 2005 and September 30, 2006. We made one acquisition in 2005 and two acquisitions in 2006, and we increased our partnership interest in Ramco Gaines, LLC and Beacon Square Development LLC, which are now included in our consolidated financial statements. These properties are collectively referred to as “Acquisitions” in the following discussion.

Revenues

Total revenues for the three months ended September 30, 2006 were $38.8 million, a $3.5 million, or 9.9%, increase over the comparable period in 2005.

Minimum rents increased $2.1 million, or 9.1%, to $25.3 million for the three months ended September 30, 2006 as compared to $23.2 million for the same period in 2005. Acquisitions contributed $991,000 of the increase in minimum rents for the three months ended September 30, 2006. Same center minimum rents increased $1.1 million for the three months ended September 30, 2006 due to the completion of redevelopment projects at certain of our shopping centers, as well as increased minimum rents from new anchor tenants at certain shopping centers.

Recoveries from tenants increased $1.1 million, or 11.5%, to $10.7 million for the third quarter of 2006 as compared to $9.6 million for the same period in 2005. Acquisitions contributed $337,000 of the increase. The balance of the increase is primarily attributable to an increase in same center recoverable operating expenses for the three months ended September 30, 2006 as compared to the same period in 2005. The overall property operating expense recovery ratio was 97.4% for the three months ended September 30, 2006 as compared to 97.7% for the three months ended September 30, 2005.

Fees and management income increased $191,000, or 17.4%, to $1.3 million for the three months ended September 30, 2006 as compared to $1.1 million for the same period in 2005. The increase was mainly attributable to an increase in development related fees of $345,000 offset by a decrease in management fees of $184,000.

Expenses

Total expenses for the three months ended September 30, 2006 increased $3.8 million, or 12.0%, to $35.5 million as compared to $31.7 million for the three months ended September 30, 2005.

Total recoverable operating expenses, including real estate taxes, increased by $1.2 million to $11.0 million for the three months ended September 30, 2006 as compared to $9.8 million for the three months ended September 30, 2005. $356,000 of the increase was attributable to Acquisitions with the balance attributable primarily to higher insurance costs at our Florida shopping centers.

Depreciation and amortization expense increased $730,000, or 9.9%, to $8.1 million for the three months ended September 30, 2006 as compared to $7.4 million for the same period in 2005. The increase is primarily attributable to Acquisitions.

Other operating expenses increased $455,000 to $1.3 million for the three months ended September 30, 2006, as compared to $808,000 for the same period in 2005. The increase is primarily due to a $346,000 increase in bad debt expense for the three months ended September 30, 2006 to reserve for certain tenant accounts receivable.

General and administrative expenses increased $337,000, from $3.0 million for the three months ended September 30, 2005 to $3.3 million for the three months ended September 30, 2006. The increase in general and administrative expenses was primarily due to an increase in our professional fees as well as an increase in salaries and fringe benefits.

Interest expense increased $1.1 million, from $10.7 million for the three months ended September 30, 2005 to $11.8 million for the three months ended September 30, 2006. To fund working capital requirements, average loan balances outstanding increased $41.9 million for the three months ended September 30, 2006 as compared to 2005. The higher average outstanding debt contributed $687,000 to the increase in interest expense. Interest expense also increased by $732,000 during the three months ended September 30, 2006 as a result of higher interest rates. Interest expense related to capitalized leases increased $113,000 during the period ended September 30, 2006. These increases in interest expense were offset by higher capitalized interest on development and redevelopment projects and lower amortization of loan fees during the period. Interest costs capitalized in conjunction with development and redevelopment projects were $342,000 for the three months ended September 30, 2006, as compared to $199,000 for the same period in 2005. Amortization of loan fees decreased $340,000, from $612,000 for the three months ended September 30, 2005 to $272,000 for the three months ended September 30, 2006.

Other

Gain on sale of real estate assets increased $574,000 to $1.2 million for the three months ended September 30, 2006 compared to $630,000 for the three months ended September 30, 2005. The increase is due primarily to increased outlot sales at our River City Marketplace development in Jacksonville, Florida, as well as land sales at Lakeshore Marketplace and Whitelake.

Minority interest from continuing operations represents the equity in income attributable to the portion of Ramco-Gershenson Properties, L.P. (the Operating Partnership) not owned by the Company. The increase in minority interest of $108,000 is primarily the result of higher income from continuing operations for the three months ended September 30, 2006 as compared to the same period in 2005.

Earnings from unconsolidated entities represent our proportionate share of the earnings of various joint ventures in which we have an ownership interest. Earnings from unconsolidated entities increased $254,000, from $610,000 for the three months ended September 30, 2005, to $864,000 for the three months ended September 30, 2006. $140,000 of the increase is attributable to the Company’s ownership interest in Ramco Jacksonville LLC, which began to generate earnings in 2006. The remainder of the increase in earnings from unconsolidated entities primarily relates to additional earnings of $96,000 from the Ramco/Lion Venture LP.

Discontinued operations, net of minority interest, include the results of seven properties sold in January 2006. Income from discontinued operations decreased $743,000, from income of $724,000 for the three months ended September 30, 2005 to a loss of $19,000 for the three months ended September 30, 2006. The loss incurred during the three months ended September 30, 2006 is due to an adjustment to the gain on the sale of the seven properties previously recognized in January 2006.

Comparison of Nine Months Ended September 30, 2006 to Nine Months Ended September 30, 2005

For purposes of comparison between the nine months ended September 30, 2006 and 2005, “same center” refers to the shopping center properties owned as of January 1, 2005 and September 30, 2006. We made one acquisition in 2005 and two acquisitions in 2006, and we increased our partnership interest in Ramco Gaines, LLC and Beacon Square Development LLC, which are now included in our consolidated financial statements. These properties are collectively referred to as “Acquisitions” in the following discussion.

Revenues

Total revenues for the nine months ended September 30, 2006 were $113.8 million, a $5.1 million, or 4.7%, increase over the comparable period in 2005.

Minimum rents increased $3.9 million, or 5.5%, to $75.1 million for the nine months ended September 30, 2006 as compared to $71.2 million for the nine months ended September 30, 2005. Acquisitions contributed $2.6 million of the increase in minimum rents. The balance of the increase in minimum rents is attributable to the completion of redevelopment projects at certain of our shopping centers, as well as increased minimum rents from new anchor tenants at certain shopping centers.

Recoveries from tenants increased $1.4 million, or 4.7%, to $30.9 million for the nine months ended September 30, 2006, as compared to $29.5 million for the same period in 2005. Acquisitions contributed $983,000 of the increase in recoveries from tenants.

The overall operating expense recovery ratio was 96.5% for the nine months ended September 30, 2006 as compared to 99.5% for the nine months ended September 30, 2005. The variance in the operating expense recovery ratio was the result of adjustments of prior year’s estimates to actual based on true-up billings completed in the first quarter. The adjustment of 2004 year-end estimates resulted in an increase in recoveries in 2005, while the adjustment of 2005 year-end estimates resulted in a decrease in recoveries in 2006. We expect the operating expense recovery ratio to be between 96.0% and 97.0% for the twelve months ended December 31, 2006, compared to 97.9% for 2005.

Other income decreased $437,000 to $3.1 million for the nine months ended September 30, 2006. The decrease was primarily attributable to a decrease in interest income of $296,000 and a decrease in lease termination fees of $212,000 during the nine months ended September 30, 2006, compared to the same period in 2005.

Expenses

Total expenses for the nine months ended September 30, 2006 increased $6.1 million, or 6.3%, to $103.0 million as compared to $96.9 million for the nine months ended September 30, 2005.

Total recoverable operating expenses, including recoverable operating expenses and real estate taxes, increased $2.3 million to $32.0 million for the nine months ended September 30, 2006. Acquisitions contributed $928,000 to the increase. The increase in same center recoverable operating expenses is primarily attributable to higher insurance costs at our Florida shopping centers.

Depreciation and amortization expense increased $933,000, or 4.0%, to $24.1 million for the nine months ended September 30, 2006. The increase is primarily attributable to Acquisitions.

Other operating expenses increased $1.2 million to $2.9 million for the nine months ended September 30, 2006, as compared to $1.7 million for the same period in 2005. The increase is primarily due to increased bad debt expense of $616,000 for the nine months ended September 30, 2006, as well as $354,000 of additional expenses associated with opening our regional office in Florida.

Interest expense increased $1.4 million, from $31.9 million for the nine months ended September 30, 2005 to $33.3 million during the nine months ended September 30, 2006. To fund working capital requirements, average loan balances outstanding increased $40.0 million for the nine months ended September 30, 2006 as compared to 2005. The higher average outstanding debt contributed $1.9 million to the increase in interest expense. Interest expense also increased by $816,000 during the nine months ended September 30, 2006 as a result of higher interest rates. These increases in interest expense were offset by higher capitalized interest on development and redevelopment projects and lower amortization of loan fees during the period. Interest expense related to capitalized leases increased $305,000 during the nine months ended September 30, 2006. Interest costs capitalized in conjunction with development and expansion projects were $1.1 million for the nine months ended September 30, 2006, as compared to $486,000 for the same period in 2005. Amortization of loan fees decreased $833,000, from $1,628,000 for the nine months ended September 30, 2005 to $795,000 during the nine months ended September 30, 2006.

Other

Gain on sale of real estate assets increased $2.3 million, to $2.9 million for the nine months ended September 30, 2006, as compared to $626,000 for the nine months ended September 30, 2005. The increase is due primarily to increased outlot sales at our River City Marketplace development in Jacksonville, Florida, as well as land sales at Lakeshore Marketplace and Whitelake.

Minority interest from continuing operations represents the equity in income attributable to the portion of the Operating Partnership not owned by the Company. The increase in minority interest of $407,000 is primarily the result of higher income from continuing operations for the nine months ended September 30, 2006 compared to the same period in 2005.

Earnings from unconsolidated entities represent our proportionate share of the earnings of various joint ventures in which we have an ownership interest. Earnings from unconsolidated entities increased $815,000, from $1.5 million for the nine months ended September 30, 2005 to $2.4 million from the nine months ended September 30, 2006. $652,000 of the increase is due to additional earnings from the Ramco/Lion Venture LP, and $200,000 of the increase is attributable to the Company’s ownership interest in Ramco Jacksonville LLC, which began to generate earnings in 2006.

Discontinued operations, net of minority interest, decreased $699,000 to $1.3 million for the nine months ended September 30, 2006. The decrease is primarily due to the sale of seven properties in January 2006. The sale resulted in a gain, net of minority interest, of $926,000. This gain was offset by a decrease of $1.6 million in income from discontinued operations, net of minority interest, during the nine months ended September 30, 2006 as the operations of these centers were no longer reflected in discontinued operations subsequent to the sale.

Liquidity and Capital Resources

The principal uses of our liquidity and capital resources are for operations, acquisitions, development, redevelopment, including expansion and renovation programs, and debt repayment, as well as dividend payments in accordance with REIT requirements and repurchases of our common shares. We anticipate that the combination of cash on hand, the availability under our Credit Facility, our access to the capital markets and the sale of existing properties will satisfy our expected working capital requirements though at least the next 12 months and allow us to achieve continued growth. Although we believe that the combination of factors discussed above will provide sufficient liquidity, no such assurance can be given.

For the nine months ended September 30, 2006, we generated $31.0 million in cash flows from operating activities and $22.2 million in cash flows from investing activities, and we used $51.5 million in cash flows from financing activities. During the same period, we repaid $10.7 million of mortgage obligations and paid $31.2 million in cash distributions to shareholders and holders of operating partnership units.

We have a $250 million unsecured credit facility (the “Credit Facility”) consisting of a $100 million Unsecured Term Loan Credit Facility and a $150 million Unsecured Revolving Credit Facility. The Credit Facility provides that the Unsecured Revolving Credit Facility may be increased by up to $100 million at our request, for a total Unsecured Revolving Credit Facility commitment of $250 million. The Unsecured Term Loan Credit Facility matures in December 2010 and bears interest at a rate equal to LIBOR plus 130 to 165 basis points, depending on certain debt ratios. The Unsecured Revolving Credit Facility matures in December 2008 and bears interest at a rate equal to LIBOR plus 115 to 150 basis points, depending on certain debt ratios. We have the option to extend the maturity date of the Unsecured Revolving Credit Facility to December 2010. It is anticipated that funds borrowed under the Credit Facility will be used for general corporate purposes, including working capital, capital expenditures, the repayment of indebtedness or other corporate activities.

We have a $22.6 million unsecured bridge term loan with an interest rate at LIBOR plus 135 basis points. The loan matures in June 2007. It is our intention to extend or refinance this unsecured bridge term loan. However, there can be no assurance that we will be able to extend or refinance the loan on commercially reasonable or any other terms.

Under terms of various debt agreements, we may be required to maintain interest rate swap agreements to reduce the impact of changes in interest rates on our floating rate debt. We have interest rate swap agreements with an aggregate notional amount of $80.0 million at September 30, 2006. Based on rates in effect at September 30, 2006, the agreements for notional amounts aggregating $80.0 million provide for fixed rates ranging from 6.2% to 6.6% and expire December 2008 through March 2009.

The properties in which our Operating Partnership owns an interest and which are accounted for by the equity method of accounting are subject to non-recourse mortgage indebtedness. At September 30, 2006, our pro rata share of non-recourse mortgage debt on the unconsolidated properties (accounted for by the equity method) was $85.3 million with a weighted average interest rate of 7.1%. Fixed rate debt amounted to $75.2 million, or 88.2%, of our pro rata share.

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

On October 2, 2006, the Operating Partnership closed a $25,000 term loan with KeyBank National Association. The loan bears interest at a rate of LIBOR plus 225 basis points and matures April 2, 2007. The Company has provided a guaranty of repayment for the loan. The proceeds from the term loan will be used for general corporate needs and working capital requirements.

On October 5, 2006, the Company completed the partial defeasance of a mortgage with Morgan Stanley. The partial defeasance released the mortgage securing the Stonegate Plaza (Stonegate) shopping center, which was one of seven properties serving as collateral under such mortgage. Ownership of Stonegate was then transferred from Ramco Properties Associates Limited Partnership to the Operating Partnership. The partial defeasance related to Stonegate resulted in the Company recognizing a loss of $230 in its consolidated financial statements.

Capitalization

At September 30, 2006, our market capitalization amounted to $1.4 billion. Market capitalization consisted of $720.9 million of debt (including property-specific mortgages, an unsecured credit facility consisting of a term loan credit facility and a revolving credit facility, a secured term loan, and a bridge term loan), $26.7 million of Series B Preferred Shares, $63.2 million of Series C Preferred Shares, and $623.1 million of our common shares of beneficial interest and Operating Partnership Units at market value. Our debt to total market capitalization was 50.3% at September 30, 2006, as compared to 54.5% at December 31, 2005. After taking into account the impact of converting our variable rate debt into fixed rate debt by use of interest rate swap agreements, our outstanding debt at September 30, 2006 had a weighted average interest rate of 6.3%, and consisted of $526.1 million of fixed rate debt and $194.8 million of variable rate debt. Outstanding letters of credit issued under the Credit Facility total approximately $3.4 million. Variable rate debt accounted for approximately 27.0% of our total debt and 13.6% of our total capitalization.

At September 30, 2006, the minority interest in the Operating Partnership represented a 15.0% ownership in the Operating Partnership which may, under certain conditions, be exchanged for an aggregate of 2,926,952 common shares.

At September 30, 2006, the units in the Operating Partnership (“OP Units”) were exchangeable for our common shares of beneficial interest on a one-for-one basis. We, as sole general partner of the Operating Partnership, have the option, but not the obligation, to settle exchanged OP Units held by others in cash based on the current trading price of our common shares of beneficial interest. Assuming the exchange of all OP Units, there would have been 19,501,242 of our common shares of beneficial interest outstanding at September 30, 2006, with a market value of approximately $623.1 million (based on the closing price of $31.95 per share on September 30, 2006).

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

The following table illustrates the calculation of FFO (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net Income	$4,499	$4,804	$14,861	$13,854
Add:
Depreciation and amortization expense:
Continuing operations real estate	8,713	7,926	25,838	24,338
Discontinued operations real estate	—	285	—	1,030
Gain on sale of real estate(1)	(25)	(630)	(25)	(653)
Minority interest in partnership:
Continuing operations	877	769	2,549	2,142
Discontinued operations	—	114	69	353
Less:
Discontinued operations, loss (gain) on sale of real estate, net of minority interest	28	—	(926)	—

Funds from operations	14,092	13,268	42,366	41,064
Less:
Series B Preferred Stock dividend	(593)	(594)	(1,781)	(1,782)
Series C Preferred Stock dividend	—	(1,069)	—	(3,209)

Funds from operations available to common shareholders	$13,499	$11,605	$40,585	$36,073

Weighted average equivalent shares outstanding, diluted	21,439	19,816	21,557	19,810

Funds from operations available to common shareholders, per diluted share	$0.63	$0.59	$1.88	$1.82

(1)	Excludes gain (loss) on sale of undepreciated land of $2,911 in 2006 and ($27) in 2005.

Capital Expenditures

During the nine months ended September 30, 2006, we spent approximately $9.3 million on revenue-generating capital expenditures including tenant allowances, leasing commissions paid to third-party brokers, legal costs relative to lease documents, and capitalized leasing and construction costs. These types of costs generate a return through rents from tenants over the term of their leases. Revenue-enhancing capital expenditures, including expansions, renovations or repositionings, were approximately $7.1 million. Revenue neutral capital expenditures, such as roof and parking lot repairs which are anticipated to be recovered from tenants, amounted to approximately $1.6 million.

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

We have exposure to interest rate risk on our variable rate debt obligations. We are not subject to any foreign currency exchange rate risk or commodity price risk, or other material rate or price risks. Based on our debt and interest rates and the interest rate swap agreements in effect at September 30, 2006, a 100 basis point change in interest rates would affect our annual earnings and cash flows by approximately $1.1 million. We believe that a 100 basis point change in interest rates would impact the fair value of our total outstanding debt by approximately $16.5 million.

Under the terms of various debt agreements, we may be required to maintain interest rate swap agreements to reduce the impact of changes in interest rate on our floating rate debt. We have interest rate swap agreements with an aggregate notional amount of $80.0 million at September 30, 2006. Based on rates in effect at September 30, 2006, the agreements for notional amounts aggregating $80.0 million provide for fixed rates ranging from 6.2% to 6.6% and expire through March 2009.

The following table sets forth information as of September 30, 2006 concerning our long-term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates of maturing amounts and fair market value (dollars in thousands).

								Fair
	2006	2007	2008	2009	2010	Thereafter	Total	Value

Fixed-rate debt	$1,557	$61,179	$102,642	$48,053	$100,171	$212,452	$526,054	$531,021
Average interest rate	6.8%	7.1%	5.4%	7.0%	6.6%	5.7%	6.2%	5.7%
Variable-rate debt	$—	$38,224	$136,604	$—	$20,000	—	$194,828	$194,828
Average interest rate	—	7.0%	6.8%	—	6.8%	—	6.8%	6.8%

We estimated the fair value of fixed rate mortgages using a discounted cash flow analysis, based on our incremental borrowing rates for similar types of borrowing arrangements with the same remaining maturity. Considerable judgment is required to develop estimated fair values of financial instruments. The fair value of our fixed rate debt is less than the carrying amount; however, settlement at the reported fair value may not be possible or may not be a prudent management decision. The estimates presented herein are not necessarily indicative of the amounts we could realize on disposition of the financial instruments.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (“Exchange Act”), such as this report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the design control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We carried out an assessment as of September 30, 2006 of the effectiveness of the design and operation of our disclosure controls and procedures. This assessment was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on such evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that such disclosure controls and procedures were effective as of September 30, 2006.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal or governmental proceedings, other than the IRS Examination and ordinary routine litigation incidental to our business, against or involving us or our properties. For a description of the IRS Examination, see Note 10 to the consolidated financial statements.

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

The following table contains information regarding our purchase of our common shares of beneficial interest during the three months ended September 30, 2006:

ISSUER PURCHASE OF EQUITY SECURITIES

			Total Number	Approximate
			of Shares	Dollar Value
			Purchased as	of Shares that
			Part of	May Yet be
	Total		Publicly	Purchased
	Number of	Average	Announced	Under the
	Shares	Price Paid	Plans or	Plans or
	Purchased	per Share	Programs	Program

July 1 through July 31, 2006	—	$—	—	$7,195,135.88
August 1 through August 31, 2006	—	—	—	7,195,135.88
September 1 throught September 30, 2006	—	—	—	7,195,135.88

Total — Third quarter of 2006	—	—	—	7,195,135.88

Total — Year-To-Date through September 30, 2006	287,900	$27.11	287,900	$7,195,135.88

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

RAMCO-GERSHENSON PROPERTIES TRUST

By:	/s/ Dennis Gershenson
Dennis Gershenson
President and Chief Executive Officer

Date: November 3, 2006

By:	/s/ Richard J. Smith
Richard J. Smith
Chief Financial Officer
(Principal Accounting Officer)

Date: November 3, 2006

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