Form 10-K
period 2006-12-31
RAMCO GERSHENSON PROPERTIES TRUST
filed 2007-03-06
CIK 842183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

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
Large Accelerated Filer ☐      Accelerated Filer ☑     Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2006) was $446,112,416

Number of common shares outstanding as of March 5, 2007: 16,587,346

DOCUMENT INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the annual meeting of shareholders to be held June 6, 2007 are in incorporated by reference into Part III of this Form 10-K.

Forward-Looking Statements

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our expectations, plans or beliefs concerning future events and may be identified by terminology such as “may,” “will,” “should,” “believe,” “expect,” “estimate,” “anticipate,” “continue,” “predict” or similar terms. Although the forward-looking statements made in this document are based on our good-faith beliefs, reasonable assumptions and our best judgment based upon current information, certain factors could cause actual results to differ materially from those in the forward-looking statements, including: our success or failure in implementing our business strategy; economic conditions generally and in the commercial real estate and finance markets specifically; our cost of capital, which depends in part on our asset quality and our relationships with lenders and other capital providers; our business prospects and outlook; changes in governmental regulations, tax rates and similar matters; our continuing to qualify as a REIT; and other factors discussed elsewhere in this document and our other filings with the Securities and Exchange Commission (the “SEC”). Given these uncertainties, you should not place undue reliance on any forward-looking statements. Except as required by law, we assume no obligation to update these forward-looking statements, even if new information becomes available in the future.

PART I

Item 1.	Business

General

Ramco-Gershenson Properties Trust is a Maryland real estate investment trust (“REIT”) organized on October 2, 1997. The terms “Company,” “we,” “our” or “us” refer to Ramco-Gershenson Properties Trust. Our principal office is located at 31500 Northwestern Highway, Suite 300, Farmington Hills, Michigan 48334. Our predecessor, RPS Realty Trust, a Massachusetts business trust, was formed on June 21, 1988 to be a diversified growth-oriented REIT. In May 1996, RPS Realty Trust acquired the Ramco-Gershenson interests through a reverse merger, including substantially all of the shopping centers and retail properties as well as the management company and business operations of Ramco-Gershenson, Inc. and certain of its affiliates. The resulting trust changed its name to Ramco-Gershenson Properties Trust and Ramco-Gershenson, Inc.’s officers assumed management responsibility. The trust also changed its operations from a mortgage REIT to an equity REIT and contributed certain mortgage loans and real estate properties to Atlantic Realty Trust, an independent, newly formed liquidating REIT. In 1997, with approval from our shareholders, we changed our state of organization by terminating the Massachusetts trust and merging into a newly formed Maryland REIT.

We conduct substantially all of our business, and hold substantially all of our interests in our properties, through our operating partnership, Ramco-Gershenson Properties, L.P. (the “Operating Partnership”), either directly or indirectly through partnerships or limited liability companies which hold fee title to the properties. We have the exclusive power to manage and conduct the business of the Operating Partnership. As of December 31, 2006, we owned approximately 85.0% of the interests in the Operating Partnership.

We are a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), and are therefore required to satisfy various provisions under the Code and related Treasury regulations. We are generally required to distribute annually at least 90% of our “REIT taxable income” (as defined in the Code) to our shareholders. Additionally, at the end of each fiscal quarter, at least 75% of the value of our total assets must consist of real estate assets (including interests in mortgages on real property and interests in other REITs) as well as cash, cash equivalents and government securities. We are also subject to limits on the amount of certain types of securities we can hold. Furthermore, at least 75% of our gross income for the tax year must be derived from certain sources, which include rents from real property and interest on loans secured by mortgages on real property. An additional 20% of our gross income must be derived from these same sources or from dividends and interest from any source, gains from the sale or other disposition of stock or securities or any combination of the foregoing.

Certain of our operations, including property management and asset management, as well as ownership of land held for sale, are conducted through taxable REIT subsidiaries, (each, a “TRS”). A TRS is a C corporation that has filed a joint election with the REIT to be taxed as a TRS. We use the TRS format to facilitate our ability to provide certain services and conduct certain activities that are not generally considered as qualifying REIT activities.

Operations of the Company

We are a publicly-traded REIT which owns, develops, acquires, manages and leases community shopping centers (including power centers and single-tenant retail properties) and one regional mall, in the Midwestern, Southeastern and Mid-Atlantic regions of the United States. At December 31, 2006, our portfolio consisted of 80 community shopping centers, of which 16 were power centers and two were single tenant retail properties, and one enclosed regional mall, totaling approximately 18.3 million square feet of gross leaseable area (“GLA”). We own approximately 14.6 million square feet of such GLA, with the remaining portion owned by various anchor tenants.

Shopping centers can generally be organized in five categories: convenience, neighborhood, community, regional and super regional centers. The shopping centers are distinguished by various characteristics, including center size, the number and type of anchor tenants and the types of products sold. Community shopping centers provide convenience goods and personal services offered by neighborhood centers, but with a wider range of soft and hard line goods. The community shopping center may include a grocery store, discount department store, super drug store and several specialty stores. Average GLA of a community shopping center ranges between 100,000 and 500,000 square feet. A “power center” is a community shopping center that has over 500,000 square feet of GLA and includes several discount anchors of 20,000 or more square feet. These anchors typically emphasize hard goods such as consumer electronics, sporting goods, office supplies, home furnishings and home improvement goods.

Strategy

We are predominantly a community shopping center company with a focus on acquiring, developing and managing centers primarily anchored by grocery stores and nationally recognized discount department stores. We believe that centers with a grocery and/or discount component attract consumers seeking value-priced products. Since these products are required to satisfy everyday needs, customers usually visit the centers on a weekly basis. Our anchor tenants include TJ Maxx/Marshalls, Wal-Mart, Target, Kmart, Kohl’s, Home Depot and Lowe’s Home Improvement. Approximately 47% of our community shopping centers have grocery anchors, including Publix, Kroger, A&P, Shop Rite and Meijer.

Our shopping centers are primarily located in major metropolitan areas in the Midwestern and Southeastern regions of the United States, although we also own and operate three centers in the Mid-Atlantic region. By focusing our energies on these markets, we have developed a thorough understanding of the unique characteristics of these trade areas. In both of our primary regions, we have concentrated a number of centers in reasonable proximity to each other in order to achieve market penetration as well as efficiencies in management, oversight and purchasing.

Our business objective and operating strategy is to increase funds from operations and cash available for distribution per share through internal and external growth. We strive to satisfy such objectives through an aggressive approach to asset management and strategic developments and acquisitions.

In our existing centers, we focus on rental and leasing strategies and the selective renovation, expansion and redevelopment of such properties. We strive to increase rental income over time through contractual rent increases and leasing and re-leasing available space at higher rental levels, while balancing the need for an attractive and diverse tenant mix. See Item 2, “Properties” for additional information on rental revenue and lease expirations. In addition, we assess each of our centers annually to identify renovation, expansion and redevelopment opportunities and proactively engage in value-enhancing activities based on tenant demands and market conditions. We also recognize the importance of customer satisfaction and spend a significant amount of resources to ensure that that our centers have sufficient amenities, appealing layouts and proper maintenance.

Further, we selectively develop and acquire new shopping centers, either directly or through one or more joint venture entities. We intend to seek development opportunities in underserved, attractive and/or expanding markets. We also seek to acquire strategically located, quality shopping centers that (i) have leases at rental rates below market rates, (ii) have potential for rental and/or occupancy increases or (iii) offer cash flow growth or capital appreciation potential. We acquire certain properties with the intent of redeveloping such centers soon after the acquisition is completed, which can increase the risks of cost overruns and project delays since we are less familiar with such centers.

From time to time, we will sell mature properties or non-core assets which have less potential for growth or are not viable for redevelopment or renovation. We intend to redeploy the proceeds from such sales to fund acquisition, development and redevelopment activities, to repay debt and to repurchase outstanding shares.

We believe all of the foregoing strategies have been instrumental in improving our property values and funds from operations in each of the last four years.

Developments

In November 2006, we opened phase one of our River City Marketplace in Jacksonville, Florida. Phase one includes more than 600,000 square feet of open retail space, is anchored by a Wal-Mart Supercenter and Lowe’s Home Improvement, and features several national anchor retailers including a fourteen screen Hollywood Theater, Michael’s, Ross Dress for Less, Bed Bath & Beyond, Old Navy, PetSmart and OfficeMax. Leases have also been executed with Gander Mountain, Ashley Furniture and Best Buy. The entire River City Marketplace development is expected to comprise 1.2 million square feet of retail space when completed.

We also purchased 164 acres of land peripheral to River City Marketplace, of which 98 acres have been sold to a residential developer. Approximately 44 additional acres have been sold to Wal-Mart, Lowe’s Home Improvement, Florida Telco Credit Union, Bank Atlantic, Goodyear, Branch Banking and Trust, Discount Tire, Chick-fil-A and Arby’s.

During 2006, we completed the development of Beacon Square, a 138,000 square-foot development in Grand Haven, Michigan. Beacon Square is a Home Depot anchored center (tenant owned space) and includes a Staples, additional in-line retail and two outlot buildings.

At December 31, 2006, we had two additional ongoing developments at Rossford Pointe in Rossford, Ohio and The Shoppes of Fairlane Meadows in Dearborn, Michigan. Rossford Pointe is a ten acre development adjacent to our Crossroads Centre and includes a 20,145 square-foot PetSmart space, an additional 40,000 square feet of mid-box use and 6,400 square feet of retail space. The Shoppes of Fairlane Meadows is an approximate two acre development with 19,000 square feet of retail space and is being developed to complement our 313,000 square foot Fairlane Meadows shopping center.

As of December 31, 2006, we had spent $89.2 million on the developments noted above. We estimate that we will spend an additional $28.0 million to complete these developments.

Asset Management

During 2006, the improvement of core shopping centers remained a vital part of our business plan. We completed value-added redevelopments of the following shopping centers during the year: The Shoppes of Lakeland in Lakeland, Florida; Tel-Twelve in Southfield, Michigan; Clinton Valley in Sterling Heights, Michigan; Northwest Crossing in Knoxville, Tennessee; Highland Square in Crossville, Tennessee; Spring Meadows in Holland, Ohio; Roseville Plaza in Roseville, Michigan; Taylor Plaza in Taylor, Michigan; Mays Crossing in Stockbridge, Georgia; and Eastridge Commons in Flint, Michigan. The aggregate cost for the redevelopments was $25.5 million.

In addition, we continued to identify opportunities within our portfolio to add value. In 2006, we commenced the following redevelopment projects:

•	Troy Marketplace in Troy, Michigan. A joint venture in which we have a 30% ownership interest purchased vacant shopping center space adjacent to a shopping center currently owned by such joint venture. The joint venture plans on re-tenanting the space, which was previously occupied by Home Expo.

•	Paulding Pavilion in Hiram, Georgia. Our redevelopment plans for this center include the re-tenanting of space formerly occupied by Publix and the construction of a 4,000 square-foot outlot building. Subsequent to year end, we executed a lease with Staples for 21,340 square feet of space.

•	Hunter’s Square in Farmington Hills, Michigan. A joint venture in which we have a 30% ownership interest owns this center. Ulta Salon replaced Eastern Mountain Sports in a space of approximately 9,500 square feet, and the redevelopment plan calls for splitting a 13,000 square-foot space into four smaller spaces.

•	West Allis Towne Centre in West Allis, Wisconsin. Office Depot executed a lease for 22,350 square feet of space to replace Kohl’s at this center.

At December 31, 2006, we had spent $1.9 million on the redevelopment projects in process. We estimate that we will spend an additional $16.5 million to complete the outstanding redevelopments.

Dispositions

In January 2006, we sold seven shopping centers for $47.0 million in aggregate, resulting in a gain of approximately $914,000, net of minority interest. The shopping centers were sold as a portfolio to an unrelated third party and were in markets which were no longer consistent with our long-term objectives. The proceeds from the sale were used to repay our Unsecured Revolving Credit Facility.

During 2006, we sold our ownership interests in Collins Pointe Plaza, Crofton Centre, and Merchants Square to two separate joint ventures in which we have a 20% ownership interest. In connection with the sale of these centers to the joint ventures, we recognized a gain of $19.2 million. See “Unconsolidated Joint Ventures” below for further information.

During 2006, we sold the remaining land at our Whitelake Marketplace shopping center, as well as land and building to an existing tenant at our Lakeshore Marketplace shopping center. In addition, as previously noted, throughout 2006 we sold land adjacent to our River City Marketplace shopping center to third parties. These land sales resulted in a total net gain of $4.2 million.

Unconsolidated Joint Ventures

In 2006, we formed Ramco 450 LLC, a joint venture with an investor advised by Heitman LLC. The joint venture will acquire up to $450 million of core and core-plus community shopping centers located in the Midwestern and Mid-Atlantic United States. We own 20% of the equity in the joint venture and our joint venture partner owns 80%. Subsequent to the formation of the joint venture, we sold our Merchants Square shopping center in Carmel, Indiana and our Crofton Centre shopping center in Crofton, Maryland to the joint venture. We expect to sell one additional core shopping center to the joint venture in 2007, and the joint venture has 24 months to acquire the balance of the joint venture commitment.

In 2006, we also formed Ramco 191 LLC, a joint venture with Heitman Value Partners Investments LLC to acquire $75 million of neighborhood, community or power shopping centers with significant value-added opportunities in infill locations in metropolitan trade areas. We own 20% of the joint venture and our joint venture partner owns 80%. During 2006, we acquired Collins Pointe Plaza and then sold it to the joint venture.

Properties

See pages 13-20 of Item 2. “Properties” for a description of our shopping centers and a discussion of tenant information.

Competition

See page 8 of Item 1A. “Risk Factors” for a description of the competitive conditions in our business.

Environmental Matters

See pages 12-13 of Item 1A. “Risk Factors” for a description of the environmental risks of our business.

Employment

As of December 31, 2006, we had 111 full time corporate employees and 22 full time on-site shopping center maintenance personnel. None of our employees are represented by a collective bargaining unit. We believe that our relations with our employees are good.

Available Information

All reports we electronically file with, or furnish to, the SEC, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to such reports, are available on our website at http://rgpt.com, as soon as reasonably practicable after we electronically file such reports with, or furnish those reports to, the SEC. Our Corporate Governance Guidelines, Code of Business Conduct and Ethics and Board of Trustees’ committee charters also are available at the same location on our website.

Shareholders may request free copies of these documents from:

Ramco-Gershenson Properties Trust
Attention: Investor Relations
31500 Northwestern Highway
Suite 300
Farmington Hills, MI 48334

Item 1A.	Risk Factors

You should carefully consider each of the risks and uncertainties described below and elsewhere in this Annual Report on Form 10-K, as well as any amendments or updates reflected in subsequent filings with the SEC. We believe these risks and uncertainties, individually or in the aggregate, could cause our actual results to differ materially from expected and historical results and could materially and adversely affect our business operations. Further, additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our results and business operations.

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

Any tenant bankruptcies, leasing delays or failure to make rental payments when due could result in the termination of the tenant’s lease and could cause material losses to us and adversely impact our operating results, unless we are able to re-let the vacant space quickly or negotiate sufficient lease cancellation income. If our properties do not generate sufficient income to meet our operating expenses, including future debt service, our income and results of operations would be adversely affected.

The retail industry has experienced financial difficulties during the past few years and certain local, regional and national retailers have filed for protection under bankruptcy laws. Any bankruptcy filings by or relating to one of our tenants or a lease guarantor is likely to delay our efforts to collect pre-bankruptcy debts and could ultimately preclude full collection of these sums. If a lease is assumed by the tenant in bankruptcy, all pre-bankruptcy balances due under the lease must be paid to us in full. However, if a lease is rejected by a tenant in bankruptcy, we would have only a general unsecured claim for damages. Any unsecured claim we hold may be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims. It is possible that we may recover substantially less than the full value of any unsecured claims we hold, if at all, which may adversely affect our operating results and financial condition.

If any of our anchor tenants becomes insolvent, suffers a downturn in business or decides not to renew its lease, it may adversely impact our business at such center. In addition, a lease termination by an anchor tenant or a failure of an anchor tenant to occupy the premises could result in lease terminations or reductions in rent by some of our non-anchor tenants in the same shopping center pursuant to the terms of their leases. In that event, we may be unable to re-let the vacated space.

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

Several of our tenants represent a significant portion of our leasing revenues. As of December 31, 2006, we received 3.7% of our annualized base rent (equal to December 2006 base rental revenue multiplied by 12) from TJ Maxx/Marshalls and 3.0% of our annualized base rent from Publix. Four other tenants each represented at least 2.0% of our total annualized base rent. The concentration in our leasing revenue from a small number of tenants creates the risk that, should these tenants experience financial difficulties, our operating results could be adversely affected.

REIT distribution requirements limit our available cash.

As a REIT, we are subject to annual distribution requirements which limit the amount of cash we retain for other business purposes, including amounts to fund our growth. We generally must distribute annually at least 90% of our net REIT taxable income, excluding any net capital gain, in order for our distributed earnings not to be subject to corporate income tax. We intend to make distributions to our shareholders to comply with the requirements of the Code. However, differences in timing between the recognition of taxable income and the actual receipt of cash could require us to sell assets or borrow funds on a short-term or long-term basis to meet the 90% distribution requirement.

Our inability to successfully identify or complete suitable acquisitions and new developments would adversely affect our results of operations.

Integral to our business strategy is our ability to continue to acquire and develop new properties. We may not be successful in identifying suitable real estate properties that meet our acquisition criteria and are compatible with our growth strategy or in consummating acquisitions or investments on satisfactory terms. We may not be successful in identifying suitable areas for new development, negotiating for the acquisition of the land, obtaining required permits and authorizations, completing developments within our budgets and on a timely basis or leasing any newly-developed space. If we fail to identify or complete suitable acquisitions or developments on a timely basis and within our budget, our financial condition and results of operations could be adversely affected and our growth could slow.

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

We compete with many other entities for the acquisition of retail shopping centers and land that is appropriate for new developments, including other REITs, private institutional investors and other owner-operators of shopping centers. These competitors may increase the price we pay to acquire properties or may succeed in acquiring those properties themselves. In addition, the sellers of properties we wish to acquire may find our competitors to be more attractive buyers because they may have greater resources, may be willing to pay more, or may have a more compatible operating philosophy. In particular, larger REITs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital. In addition, the number of entities and the amount of funds competing for suitable properties may increase. This would increase demand for these properties and therefore increase the prices paid for them. If we pay higher prices for properties or are unable to acquire suitable properties at reasonable prices, our ability to grow may be adversely affected.

Competition may affect our ability to renew leases or re-let space on favorable terms and may require us to make unplanned capital improvements.

We face competition from similar retail centers within the trade areas in which our centers operate to renew leases or re-let space as leases expire. Some of these competing properties may be newer and better located or have a better tenant mix than our properties, which would increase competition for customer traffic and creditworthy tenants. We may not be able to renew leases or obtain replacement tenants as leases expire, and the terms of renewals or new leases, including the cost of required renovations or concessions to tenants, may be less favorable to us than current lease terms. Increased competition for tenants may also require us to make capital improvements to properties which we would not have otherwise planned to make. In addition, we and our tenants face competition from alternate forms of retailing, including home shopping networks, mail order catalogues and on-line based shopping services, which may limit the number of retail tenants that desire to seek space in shopping center properties generally and may decrease revenues of existing tenants. If we are unable to re-let substantial amounts of vacant space promptly, if the rental rates upon a renewal or new lease are significantly lower than expected, or if reserves for costs of re-letting prove inadequate, then our earnings and cash flows will decrease.

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

As of December 31, 2006, 19 of our shopping centers are partially owned by non-affiliated partners through joint venture arrangements, none of which we have a controlling interest in. We do not control all decisions in our joint ventures and may be required to take actions that are in the interest of the joint venture partners but not our best interests. Accordingly, we may not be able to favorably resolve any issues which arise, or we may have to provide financial or other inducements to our joint venture partners to obtain such resolution.

Various restrictive provisions and rights govern sales or transfers of interests in our joint ventures. These may work to our disadvantage because, among other things, we may be required to make decisions as to the purchase or sale of interests in our joint ventures at a time that is disadvantageous to us.

Bankruptcy of our joint venture partners could adversely affect us.

We could be adversely affected by the bankruptcy of one of our joint venture partners. The profitability of shopping centers held in a joint venture could also be adversely affected by the bankruptcy of one of the joint venture partners if, because of certain provisions of the bankruptcy laws, we are unable to make important decisions in a timely fashion or became subject to additional liabilities.

Increasing operating expenses could adversely affect our operating results.

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

Required repayments of debt and related interest can adversely affect our operating performance. As of December 31, 2006, we had $676.2 million of outstanding indebtedness, of which $176.4 million bears interest at a variable rate, and we have the ability to borrow an additional $46.4 million under our existing Unsecured Revolving Credit Facility and to increase the availability under our Unsecured Revolving Credit Facility by up to $100 million under terms of the Credit Facility. Increases in interest rates on our existing indebtedness would increase our interest expense, which could adversely affect our cash flow and our ability to pay dividends. For example, if market rates of interest on our variable rate debt outstanding as of December 31, 2006 increased by 1.0%, the increase in interest expense on our existing variable rate debt would decrease future earnings and cash flows by approximately $1.0 million annually.

The amount of our debt may adversely affect our business and operating results by:

•	requiring us to use a substantial portion of our funds from operations to pay interest, which reduces the amount available for dividends and working capital;

•	placing us at a competitive disadvantage compared to our competitors that have less debt;

•	making us more vulnerable to economic and industry downturns and reducing our flexibility to respond to changing business and economic conditions;

•	limiting our ability to borrow more money for operations, working capital or to finance acquisitions in the future; and

•	limiting our ability to refinance or repay debt obligations when they become due.

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

In general, we must annually distribute at least 90% of our REIT taxable income, excluding net capital gain, to our shareholders to maintain our REIT status. As a result, those earnings will not be available to fund acquisition, development or redevelopment activities. We have historically funded acquisition, development and redevelopment activities by:

•	retaining cash flow that we are not required to distribute to maintain our REIT status;

•	borrowing from financial institutions;

•	selling assets that we do not believe present the potential for significant future growth or that are no longer compatible with our business plan;

•	selling common shares and preferred shares; and

•	entering into joint venture transactions with third parties.

We expect to continue to fund our acquisition, development and redevelopment activities in this manner. Our failure to obtain funds from these sources could limit our ability to grow, which could have a material adverse effect on the value of our securities.

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

In particular, our outstanding Credit Facility, our Unsecured Bridge Term Loan, our Unsecured Subordinated Term Loan, and our Secured Term Loan contain customary restrictions, requirements and other limitations on our ability to incur indebtedness, including limitations on the ratio of total liabilities to assets and minimum fixed charge coverage and tangible net worth ratios. Our ability to borrow under our Credit Facility is subject to compliance with these financial and other covenants. We rely in part on borrowings under our Credit Facility to finance acquisition, development and redevelopment activities and for working capital. If we are unable to borrow under our Credit Facility or to refinance existing indebtedness, our financial condition and results of operations would likely be adversely impacted.

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

We have been the subject of IRS examinations for prior years. With respect to the IRS examination of our taxable years ended December 31, 1991 through December 31, 1995, we entered into a closing agreement with the IRS on December 4, 2003. Pursuant to the terms of the closing agreement, we agreed, among other things, to pay deficiency dividends, and we consented to the assessment and collection of tax deficiencies and to the assessment and collection of interest on such tax deficiencies and deficiency dividends. All amounts assessed by the IRS to date have been paid. We have advised the relevant taxing authorities for the state and local jurisdictions where we conducted business during the taxable years ended December 31, 1991 through December 31, 1995 of the terms of the closing agreement. We believe that our exposure to state and local tax, penalties, interest and other miscellaneous expenses will not exceed $1.7 million as of December 31, 2006. It is our belief that any liability for state and local tax, penalties, interest and other miscellaneous expenses that may exist with respect to the taxable years ended December 31, 1991 through December 31, 1995 will be covered under a Tax Agreement that we entered into with Atlantic Realty Trust (“Atlantic”) and/or SI 1339, Inc., its successor in interest. However, no assurance can be given that Atlantic or SI, 1339, Inc. will reimburse us for future amounts paid in connection with our taxable years ended December 31, 1991 through December 31, 1995. See Note 21 of the Notes to the Consolidated Financial Statements in Item 8.

With respect to the IRS examination of our taxable years ended December 31, 1996 through 2000, we received correspondence from the Appeals Office of the IRS on or about September 11, 2006. The correspondence proposed no deficiencies with respect to the taxable years ended December 31, 1996 through December 31, 2000, nor did the IRS choose to pursue its proposed disqualification of us as a REIT with respect to such taxable years. The IRS allowed the statute of limitations, as previously extended, for each of our taxable years ended December 31, 1996 through December 31, 2000, to expire on December 31, 2006. The expiration of the statute of limitations closed the IRS examination of us for each of our taxable years ended December 31, 1996 through December 31, 2000. See Note 21 of the Notes to the Consolidated Financial Statements in Item 8.

Even if we qualify as a REIT, we may be subject to various federal income and excise taxes, as well as state and local taxes.

Even if we qualify as a REIT, we may be subject to federal income and excise taxes in various situations, such as if we fail to distribute all of our REIT taxable income. We are also required to pay a 100% tax on non-arm’s length transactions between us and a TRS and on any net income from sales of property that the IRS successfully asserts was property held for sale to customers in the ordinary course. Additionally, we may be subject to state or local taxation in various state or local jurisdictions, including those in which we transact business. The state and local tax laws may not conform to the federal income tax treatment. Any taxes imposed on us would reduce our operating cash flow and net income.

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

We are subject to various environmental laws and regulations which govern our operations and which may result in potential liability

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

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

For all tables in this Item 2, Annualized Base Rental Revenue is equal to December 2006 base rental revenue multiplied by 12.

Our properties are located in 12 states throughout the Midwestern, Southeastern and Mid-Atlantic regions of the United States as follows:

		Annualized Base
	Number of	Rental Revenue At	Company
State	Properties	December 31, 2006	Owned GLA

Michigan	33	$61,776,314	6,469,754
Florida	23	42,845,033	3,862,557
Georgia	8	7,106,229	995,245
Ohio	5	7,023,879	753,647
Tennessee	4	3,366,813	636,125
Wisconsin	2	3,178,133	502,793
Indiana	1	3,208,491	277,590
New Jersey	1	2,874,386	224,153
Virginia	1	2,617,932	226,147
Maryland	1	1,797,233	251,511
South Carolina	1	1,413,753	238,475
North Carolina	1	1,143,747	207,349

Total	81	$138,351,943	14,645,346

The above table includes 19 properties owned by joint ventures in which we do not have a controlling interest.

Our properties, by type of center, consist of the following:

	Number of	Rental Revenues At	Company
Type of Tenant	Properties	December 31, 2006	Owned GLA

Community shopping centers	80	$134,835,283	14,246,579
Enclosed regional mall	1	3,516,660	398,767

Total	81	$138,351,943	14,645,346

See Note 22 of the Notes to the Consolidated Financial Statements in Item 8 for a description of the encumbrances on each property. Additional information regarding the Properties is included in the Property Schedule on the following pages.

Property Summary
As of December 31, 2006

												Annualized Base
				Total Shopping Center GLA:					Company Owned GLA			Rent
		Year Constructed/		Anchors:
		Acquired/Year of	Number			Total
		Latest Renovation	of	Anchor	Company	Anchor	Non-
Property	Location	or Expansion(1)	Units	Owned	Owned	GLA	Anchor GLA	Total	Total	Leased	Occupancy	Total	PSF	Anchors[2]

Florida
Coral Creek Shops	Coconut Creek, FL	1992/2002/NA	34		42,112	42,112	67,200	109,312	109,312	89,712	82.1%	$1,273,757	$14.20	Publix
Kissimmee West	Kissimmee, FL	2005/2005/NA	19	184,600	67,000	251,600	48,586	300,186	115,586	107,504	93.0%	$1,290,670	$12.01	Jo-Ann, Marshalls, Target[8]
Lantana Shopping Center	Lantana, FL	1959/1996/2002	22		61,166	61,166	61,848	123,014	123,014	120,514	98.0%	$1,247,498	$10.35	Publix
Marketplace of Delray[3]	Delray Beach, FL	1981/2005/NA	48		116,469	116,469	129,911	246,380	246,380	237,126	96.2%	$2,898,393	$12.22	David Morgan Fine Arts, Office Depot, Winn-Dixie
Martin Square[3]	Stuart, FL	1981/2005/NA	13		291,432	291,432	35,599	327,031	327,031	327,031	100.0%	$2,042,476	$6.25	Home Depot, Howards Interiors, Kmart, Staples
Mission Bay Plaza	Boca Raton, FL	1989/2004/NA	56		159,147	159,147	113,718	272,865	272,865	270,171	99.0%	$4,817,355	$17.83	Albertsons, LA Fitness Sports Club, OfficeMax, Toys ’R’ Us
Naples Towne Centre	Naples, FL	1982/1996/2003	15	32,680	102,027	134,707	32,680	167,387	134,707	131,594	97.7%	$804,569	$6.11	Goodwill[8], Save-A-Lot, Beall’s
Pelican Plaza	Sarasota, FL	1983/1997/NA	31		35,768	35,768	70,105	105,873	105,873	85,911	81.1%	$925,168	$10.77	Linens ’n Things
Plaza at Delray	Delray Beach, FL	1979/2004/NA	48		193,967	193,967	137,529	331,496	331,496	312,458	94.3%	$4,557,827	$14.59	Books A Million, Linens ’n Things, Marshall’s, Publix, Regal Cinemas, Staples
Publix at River Crossing	New Port Richey, FL	1998/2003/NA	15		37,888	37,888	24,150	62,038	62,038	58,338	94.0%	$648,659	$11.12	Publix
River City Marketplace[4]	Jacksonville, MI	2006/2005/NA	33	342,501	170,596	513,097	118,720	631,817	289,316	289,316	100.0%	$4,470,198	$15.45	Wal-Mart [8], Lowe’s[8], Bed, Bath & Beyond, Michael’s, OfficeMax, Petsmart, Ross Dress for Less, Wallace Theaters
Rivertowne Square	Deerfield Beach, FL	1980/1998/NA	22		70,948	70,948	65,699	136,647	136,647	132,447	96.9%	$1,253,577	$9.46	Winn-Dixie, Office Depot
Shenandoah Square[5]	Davie, FL	1989/2001/NA	44		42,112	42,112	81,500	123,612	123,612	121,212	98.1%	$1,897,243	$15.65	Publix
Shoppes of Lakeland	Lakeland, FL	1985/1996/NA	20	123,400	122,441	245,841	59,447	305,288	181,888	176,972	97.3%	$1,929,585	$10.90	Michael’s, Ashley Furniture, Target[8], Linens ’n Things
Southbay Shopping Center	Osprey, FL	1978/1998/NA	19		31,700	31,700	64,875	96,575	96,575	89,421	92.6%	$674,535	$7.54	Beall’s Coastal Home
Sunshine Plaza	Tamarac, FL	1972/1996/2001	29		146,409	146,409	97,920	244,329	244,329	240,729	98.5%	$2,031,605	$8.44	Publix, Old Time Pottery
The Crossroads	Royal Palm Beach, FL	1988/2002/NA	36		42,112	42,112	77,980	120,092	120,092	112,564	93.7%	$1,662,549	$14.77	Publix
Treasure Coast Commons[3]	Jensen Beach, FL	1996/2004/NA	3		92,979	92,979	—	92,979	92,979	92,979	100.0%	$1,154,920	$12.42	Barnes & Noble, OfficeMax, Sports Authority
Village Lakes Shopping Center	Land O’ Lakes, FL	1987/1997/NA	24		125,141	125,141	61,335	186,476	186,476	185,530	99.5%	$1,096,386	$5.91	Kash ’N Karry Food Store, Wal-Mart
Village of Oriole Plaza[3]	Delray Beach, FL	1986/2005/NA	39		42,112	42,112	113,640	155,752	155,752	150,152	96.4%	$1,918,559	$12.78	Publix
Village Plaza[3]	Lakeland, FL	1989/2004/NA	27		64,504	64,504	76,088	140,592	140,592	126,902	90.3%	$1,385,250	$10.92	Circuit City, Staples
Vista Plaza[3]	Jensen Beach, FL	1998/2004/NA	9		87,072	87,072	22,689	109,761	109,761	109,761	100.0%	$1,416,747	$12.91	Bed, Bath & Beyond, Circuit City, Michael’s
West Broward Shopping Center[3]	Plantation, FL	1965/2005/NA	19		81,801	81,801	74,435	156,236	156,236	149,293	95.6%	$1,447,507	$9.70	Badcock, National Pawn Shop, Save-A-Lot, US Postal Service

Total/Weighted Average			625	683,181	2,226,903	2,910,084	1,635,654	4,545,738	3,862,557	3,717,637	96.2%	$42,845,033	$11.52

												Annualized Base
				Total Shopping Center GLA:					Company Owned GLA			Rent
		Year Constructed/		Anchors:
		Acquired/Year of	Number			Total
		Latest Renovation	of	Anchor	Company	Anchor	Non-
Property	Location	or Expansion(1)	Units	Owned	Owned	GLA	Anchor GLA	Total	Total	Leased	Occupancy	Total	PSF	Anchors[2]

Georgia
Centre at Woodstock	Woodstock, GA	1997/2004/NA	14		51,420	51,420	35,328	86,748	86,748	83,448	96.2%	$1,027,557	$12.31	Publix
Collins Pointe Plaza[4]	Cartersville, GA	1987/2006/NA	17		46,358	46,358	34,684	81,042	81,042	28,734	35.5%	$360,770	$12.56

Conyers Crossing	Conyers, GA	1978/1998/NA	15		138,915	138,915	31,560	170,475	170,475	168,975	99.1%	$923,987	$5.47	Burlington Coat Factory, Hobby Lobby
Holcomb Center	Roswell, GA	1986/1996/NA	23		39,668	39,668	67,385	107,053	107,053	26,905	25.1%	$301,981	$11.22
Horizon Village	Suwanee, GA	1996/2002/NA	22		47,955	47,955	49,046	97,001	97,001	91,761	94.6%	$1,081,142	$11.78	Publix[9]
Mays Crossing	Stockbridge, GA	1984/1997/NA	20		100,244	100,244	37,040	137,284	137,284	131,984	96.1%	$820,029	$6.21	ApplianceSmart Factory Outlet, Big Lots, Dollar Tree
Paulding Pavilion	Hiram, GA	1995/2006/NA	7				21,087	21,087	21,087	21,087	100.0%	$307,944	$14.60
Promenade at Pleasant Hill	Duluth, GA	1993/2004/NA	36		199,555	199,555	95,000	294,555	294,555	266,115	90.3%	$2,282,817	$8.58	Old Time Pottery, Publix

Total/Weighted Average			154	—	624,115	624,115	371,130	995,245	995,245	819,009	82.3%	$7,106,229	$8.68

Indiana
Merchants’ Square[4]	Carmel, IN	1970/2004/NA	49	80,000	69,504	149,504	208,086	357,590	277,590	269,529	97.1%	$3,208,491	$11.90	Marsh[8], Cost Plus, Hobby Lobby

Total/Weighted Average			49	80,000	69,504	149,504	208,086	357,590	277,590	269,529	97.1%	$3,208,491	$11.90

Maryland
Crofton Centre[4]	Crofton, MD	1974/1996/NA	18		176,376	176,376	75,135	251,511	251,511	251,511	100.0%	$1,797,233	$7.15	Shoppers Food Warehouse, Kmart, Leather Expo

Total/Weighted Average			18	—	176,376	176,376	75,135	251,511	251,511	251,511	100.0%	$1,797,233	$7.15

Michigan
Auburn Mile	Auburn Hills, MI	2000/1999/NA	8	533,659	64,298	597,957	29,134	627,091	93,432	93,432	100.0%	$984,057	$10.53	Best Buy[8], Target[8], Meijer[8], Costco[8], Jo-Ann etc, Staples
Beacon Square	Grand Haven, MI	2004/2004/NA	10	103,316	—	103,316	34,738	138,054	34,738	34,738	100.0%	$566,454	$16.31	Home Depot[8]
Clinton Pointe	Clinton Twp., MI	1992/2003/NA	14	112,000	65,735	177,735	69,595	247,330	135,330	109,030	80.6%	$1,098,733	$10.08	OfficeMax, Sports Authority, Target[8]
Clinton Valley Mall	Sterling Heights, MI	1977/1996/2002	8		55,175	55,175	53,271	108,446	108,446	108,446	100.0%	$1,551,945	$14.31	Office Depot, DSW Shoe Warehouse
Clinton Valley	Sterling Heights, MI	1985/1996/NA	12		50,262	50,262	51,149	101,411	101,411	73,596	72.6%	$577,783	$7.85	Big Lots
Eastridge Commons	Flint, MI	1990/1996/2001	16	117,777	117,972	235,749	51,704	287,453	169,676	161,459	95.2%	$1,576,900	$9.77	Farmer Jack (A&P)[9], Office Depot, Target[8], TJ Maxx
Edgewood Towne Center	Lansing, MI	1990/1996/2001	15	209,272	23,524	232,796	62,233	295,029	85,757	83,393	97.2%	$837,630	$10.04	OfficeMax, Sam’s Club[8], Target[8]
Fairlane Meadows	Dearborn, MI	1987/2003/NA	23	175,830	56,586	232,416	80,922	313,338	137,508	132,691	96.5%	$2,011,482	$15.16	Best Buy, Office Depot[11], Target[8], Burlington Coat Factory[10]
Fraser Shopping Center	Fraser, MI	1977/1996/NA	8		52,784	52,784	23,915	76,699	76,699	71,735	93.5%	$429,913	$5.99	Oakridge Market, Rite-Aid
Gaines Marketplace	Gaines Twp., MI	2005/2004/NA	15		351,981	351,981	40,188	392,169	392,169	387,669	98.9%	$1,640,068	$4.23	Meijer, Staples, Target
Gratiot Crossing[3]	Chesterfield, MI	1980/2005/NA	14		122,406	122,406	43,138	165,544	165,544	153,566	92.8%	$1,370,334	$8.92	Jo-Ann, Kmart
Hoover Eleven	Warren, MI	1989/2003/NA	55		138,361	138,361	146,971	285,332	285,332	263,021	92.2%	$3,240,585	$12.32	Kroger, Marshall’s, OfficeMax, TJ Maxx

												Annualized Base
				Total Shopping Center GLA:					Company Owned GLA			Rent
		Year Constructed/		Anchors:
		Acquired/Year of	Number			Total
		Latest Renovation	of	Anchor	Company	Anchor	Non-
Property	Location	or Expansion(1)	Units	Owned	Owned	GLA	Anchor GLA	Total	Total	Leased	Occupancy	Total	PSF	Anchors[2]

Hunter’s Square[3]	Farmington Hills, MI	1988/2005/NA	33		189,132	189,132	168,347	357,479	357,479	330,228	92.4%	$5,649,611	$17.11	Bed Bath & Beyond, Borders, Loehmann’s, Marshall’s, TJ Maxx

Jackson Crossing	Jackson, MI	1967/1996/2002	64	254,242	222,468	476,710	176,299	653,009	398,767	384,998	96.5%	$3,516,660	$9.13	Kohl’s Department Store, Sears[8], Target[8] TJ Maxx, Toys ’R’ Us, Best Buy, Bed, Bath & Beyond, Jackson 10
Jackson West	Jackson, MI	1996/1996/1999	5		194,484	194,484	15,837	210,321	210,321	210,321	100.0%	$1,612,332	$7.67	Circuit City, Lowe’s, Michael’s, OfficeMax

Kentwood Towne Centre[6]	Kentwood, MI	1988/1996//NA	18	101,909	122,390	224,299	61,265	285,564	183,655	176,055	95.9%	$1,358,600	$7.72	Hobby Lobby, OfficeMax, Rooms Today[10]
Lake Orion Plaza	Lake Orion, MI	1977/1996/NA	9		114,574	114,574	14,878	129,452	129,452	125,932	97.3%	$539,863	$4.29	Farmer Jack (A&P), Kmart

Lakeshore Marketplace	Norton Shores, MI	1996/2003/NA	21		258,638	258,638	89,394	348,032	348,032	336,323	96.6%	$2,601,058	$7.73	Barnes & Noble, Dunham’s, Elder-Beerman, Hobby Lobby, TJ Maxx, Toys ’R’ Us
Livonia Plaza	Livonia, MI	1988/2003/NA	20		90,831	90,831	42,912	133,743	133,743	125,740	94.0%	$1,239,179	$9.86	Kroger, TJ Maxx
Madison Center	Madison Heights, MI	1965/1997/2000	14		167,830	167,830	59,258	227,088	227,088	218,041	96.0%	$1,374,498	$6.30	Dunham’s, Kmart

Millennium Park[3]	Livonia, MI	2000/2005/NA	14	352,641	241,850	594,491	33,700	628,191	275,550	271,050	98.4%	$3,549,074	$13.09	Home Depot, Linens ’n Things, Marshall’s, Michael’s, Petsmart, Costco[8], Meijer[8]
New Towne Plaza	Canton Twp., MI	1975/1996/2005	15		126,425	126,425	59,943	186,368	186,368	186,368	100.0%	$1,832,438	$9.83	Kohl’s Department Store, Jo-Ann
Oak Brook Square	Flint, MI	1982/1996/NA	22		57,160	57,160	83,057	140,217	140,217	82,019	58.5%	$838,837	$10.23	TJ Maxx
Roseville Towne Center	Roseville, MI	1963/1996/2004	9		206,747	206,747	40,221	246,968	246,968	246,968	100.0%	$1,642,797	$6.65	Marshall’s, Wal-Mart, Office Depot
Southfield Plaza	Southfield, MI	1969/1996/2003	14		128,340	128,340	37,660	166,000	166,000	162,660	98.0%	$1,279,696	$7.87	Burlington Coat Factory, Marshall’s, Staples
Southfield Plaza Expansion[7]	Southfield, MI	1987/1996/2003	11		—	—	19,410	19,410	19,410	15,810	81.5%	$254,576	$16.10	No Anchor
Taylor Plaza	Taylor, MI	1970/1996/2006	1		102,513	102,513	—	102,513	102,513	102,513	100.0%	$439,992	$4.29	Home Depot
Tel-Twelve	Southfield, MI	1968/1996/2003	20		479,869	479,869	43,542	523,411	523,411	518,599	99.1%	$5,274,063	$10.17	Meijer, Lowe’s, Office Depot, Best Buy, DSW Shoe Warehouse, Michael’s , Petsmart
Troy Marketplace[3]	Troy, MI	2000/2005/NA	8	20,600	188,350	208,950	23,813	232,763	212,163	113,496	53.5%	$2,201,748	$19.40	Linens N Things, Nordstom Rack, Petsmart, REI[8]
West Acres Commons[5]	Flint, MI	1998/2001/NA	14		59,889	59,889	35,200	95,089	95,089	93,689	98.5%	$1,185,133	$12.65	VG’s Food Center
West Oaks I	Novi, MI	1979/1996/2004	8		215,251	215,251	30,616	245,867	245,867	245,867	100.0%	$2,635,808	$10.72	Circuit City, OfficeMax, DSW Shoe Warehouse, Home Goods, Michael’s, Gander Mountain

West Oaks II	Novi, MI	1986/1996/2000	30	221,140	90,753	311,893	77,201	389,094	167,954	161,974	96.4%	$2,659,720	$16.42	Value City Furniture[10], Bed Bath & Beyond[10], Marshall’s, Toys ’R’ Us[8], Petco[10], Kohl’s Department Store[8], Jo-Ann etc

												Annualized Base
				Total Shopping Center GLA:					Company Owned GLA			Rent
		Year Constructed/		Anchors:
		Acquired/Year of	Number			Total
		Latest Renovation	of	Anchor	Company	Anchor	Non-
Property	Location	or Expansion(1)	Units	Owned	Owned	GLA	Anchor GLA	Total	Total	Leased	Occupancy	Total	PSF	Anchors[2]

Winchester Center[3]	Rochester Hills, MI	1980/2005/NA	16		224,356	224,356	89,309	313,665	313,665	293,146	93.5%	$4,204,746	$14.34	Borders, Dick’s Sporting Goods, Linens ’n Things, Marshall’s, Michael’s, Petsmart

Total/Weighted Average			564	2,202,386	4,580,934	6,783,320	1,888,820	8,672,140	6,469,754	6,074,573	93.9%	$61,776,314	$10.17

New Jersey
Chester Springs Shopping Center	Chester, NJ	1970/1996/1999	41		81,760	81,760	142,393	224,153	224,153	207,086	92.4%	$2,874,386	$13.88	Shop-Rite Supermarket, Staples

Total/Weighted Average			41	—	81,760	81,760	142,393	224,153	224,153	207,086	92.4%	$2,874,386	$13.88

North Carolina
Ridgeview Crossing	Elkin, NC	1989/1997/1995	17		168,659	168,659	38,690	207,349	207,349	206,449	99.6%	$1,143,747	$5.54	Belk Department Store, Ingles Market, Wal-Mart

Total/Weighted Average			17	—	168,659	168,659	38,690	207,349	207,349	206,449	99.6%	$1,143,747	$5.54

Ohio
Crossroads Centre	Rossford, OH	2001/2001/NA	22	126,200	255,091	381,291	99,054	480,345	354,145	349,245	98.6%	$3,420,586	$9.79	Home Depot, Target[8], Giant Eagle, Michael’s, Linens ’n Things

OfficeMax Center	Toledo, OH	1994/1996/NA	1		22,930	22,930	—	22,930	22,930	22,930	100.0%	$265,988	$11.60	OfficeMax
Rossford Pointe	Rossford, OH	2006/2005/NA	1		20,145	20,145		20,145	20,145	20,145	100.0%	$245,576	$12.19	PetSmart
Spring Meadows Place	Holland, OH	1987/1996/2005	28	384,770	110,691	495,461	101,126	596,587	211,817	205,669	97.1%	$2,380,184	$11.57	Dick’s Sporting Goods[10], Best Buy[10], Kroger[8], Target[8], Maxx, OfficeMax, Petsmart, Sam’s Club[8], Ashley Furniture

Troy Towne Center	Troy, OH	1990/1996/2003	17	90,921	107,584	198,505	37,026	235,531	144,610	117,470	81.2%	$711,545	$6.06	Wal-Mart[8], Kohl’s

Total/Weighted Average			69	601,891	516,441	1,118,332	237,206	1,355,538	753,647	715,459	94.9%	$7,023,879	$9.82

South Carolina
Taylors Square	Taylors, SC	1989/1997/2005	13		207,454	207,454	31,021	238,475	238,475	238,475	100.0%	$1,413,753	$5.93	Wal-Mart

Total/Weighted Average			13	—	207,454	207,454	31,021	238,475	238,475	238,475	100.0%	$1,413,753	$5.93

Tennessee
Highland Square	Crossville, TN	1988/1997/2005	20		130,373	130,373	35,620	165,993	165,993	135,095	81.4%	$842,903	$6.24	Kroger, Tractor Supply, Peebles
Northwest Crossing	Knoxville, TN	1989/1997/NA	11		273,535	273,535	29,933	303,468	303,468	303,468	100.0%	$1,796,179	$5.92	Wal-Mart, Ross Dress for Less, Gregg Appliances
Northwest Crossing II	Knoxville, TN	1999/1999/NA	2		23,500	23,500	4,674	28,174	28,174	28,174	100.0%	$282,814	$10.04	OfficeMax
Stonegate Plaza	Kingsport, TN	1984/1997/NA	7		127,042	127,042	11,448	138,490	138,490	102,042	73.7%	$444,917	$4.36	Wal-Mart[9]

Total/Weighted Average			40	—	554,450	554,450	81,675	636,125	636,125	568,779	89.4%	$3,366,813	$5.92

												Annualized Base
				Total Shopping Center GLA:					Company Owned GLA			Rent
		Year Constructed/		Anchors:
		Acquired/Year of	Number			Total
		Latest Renovation	of	Anchor	Company	Anchor	Non-
Property	Location	or Expansion(1)	Units	Owned	Owned	GLA	Anchor GLA	Total	Total	Leased	Occupancy	Total	PSF	Anchors[2]

Virginia
Aquia Towne Center	Stafford, VA	1989/2006/NA	39		97,300	97,300	128,847	226,147	226,147	225,247	99.6%	$2,617,932	$11.62	Big Lots, Northrop Grumman, Regal Cinemas

Total/Weighted Average			39	—	97,300	97,300	128,847	226,147	226,147	225,247	99.6%	$2,617,932	$11.62

Wisconsin
East Town Plaza	Madison, WI	1992/2000/2000	18	132,995	144,685	277,680	64,274	341,954	208,959	185,551	88.8%	$1,721,429	$9.28	Burlington Coat Factory, Marshalls, JoAnn, Borders, Toys R Us[8], Shopco[8]
West Allis Towne Centre	West Allis, WI	1987/1996/NA	31		165,414	165,414	128,420	293,834	293,834	230,104	78.3%	$1,456,704	$6.33	Kmart, Dollar Tree, Big Lots

Total/Weighted Average			49	132,995	310,099	443,094	192,694	635,788	502,793	415,655	82.7%	$3,178,133	$7.65

PORTFOLIO
TOTAL/WEIGHTED
AVERAGE			1678	3,700,453	9,613,995	13,314,448	5,031,351	18,345,799	14,645,346	13,709,409	93.6%	$138,351,943	$10.09

[1]	Represents year constructed/acquired/year of latest renovation or expansion by either the Company or the former Ramco Group, as applicable.

[2]	We define anchor tenants as single tenants which lease 19,000 square feet or more at a property.

[3]	30% joint venture interest

[4]	20% joint venture interest

[5]	40% joint venture interest

[6]	77.87896% general partner interest

[7]	50% general partner interest

[8]	Anchor-owned store

[9]	Tenant closed — lease obligated

[10]	Owned by others

[11]	Subsequent to year end, tenant’s lease expired and tenant no longer is in occupancy.

Tenant Information

See page 7 of Item 1A. “Risk Factors” for a description of tenants within our portfolio that represent a significant portion of our leasing revenues.

The following table sets forth, as of December 31, 2006, information regarding space leased to tenants which in each case, individually account for 2% or more of total annualized base rental revenue from our properties:

	Total	Annualized	Annualized	Aggregate	% of Total
	Number of	Base Rental	Base Rental	GLA Leased	Company
Tenant	Stores	Revenue	Revenue	by Tenant	Owned GLA

TJ Maxx/Marshalls	18	$5,179,100	3.7%	579,613	4.0%
Publix	11	4,097,821	3.0%	523,374	3.6%
Wal-Mart	6	3,677,704	2.7%	848,374	5.8%
Home Depot	4	3,259,492	2.4%	487,203	3.3%
OfficeMax	12	3,150,039	2.3%	273,720	1.9%
Linens n’ Things	7	2,957,573	2.1%	238,067	1.6%

Included in the six Wal-Mart locations listed in the above table is one location (representing 102,042 square feet of GLA) which is leased to, but not currently occupied, by Wal-Mart, although Wal-Mart remains obligated under the respective lease agreement until 2009. Also, included in the 11 Publix locations listed above is one location (representing 47,955 square feet of GLA) which is leased to, but not currently occupied by, Publix, although Publix remains obligated under the respective lease agreement until 2016.

The following table sets forth the total GLA leased to anchors, leased to retail (non-anchor) tenants, and available space, in the aggregate, as of December 31, 2006:

		% of Total
	Annualized	Annualized		% of Total
	Base Rental	Base Rental	Company	Company
Type of Tenant	Revenue	Revenue	Owned GLA	Owned GLA

Anchor	$71,352,795	51.6%	9,275,829	63.3%
Retail (non-anchor)	66,999,148	48.4%	4,433,580	30.3%
Available	—	—	935,937	6.4%

Total	$138,351,943	100.0%	14,645,346	100.0%

The following table sets forth the total GLA leased to national, regional and local tenants, in the aggregate, as of December 31, 2006.

		% of Total		% of Total
	Annualized	Annualized	Aggregate	Company
	Base Rental	Base Rental	GLA Leased	Owned GLA
Type of Tenant	Revenue	Revenue	by Tenant	Leased

National	$95,826,290	69.3%	9,641,333	70.3%
Local	24,905,996	18.0%	1,755,036	12.8%
Regional	17,619,657	12.7%	2,313,040	16.9%

Total	$138,351,943	100.0%	13,709,409	100.0%

The following table sets forth lease expirations for the next five years at our properties assuming that no renewal options are exercised.

						% of Total
		Average		% of Total		Leased
		Annualized Base	Annualized	Annualized	Leased	Company
		Rental Revenue per	Base Rental	Base Rental	Company	Owned GLA
	Number of	square foot as of	Revenue as of	Revenue as of	Owned GLA	Under
	Leases	12/31/06 Under	12/31/06 Under	12/31/06 Under	Expiring	Expiring
Lease Expiration	Expiring	Expiring Leases	Expiring Leases	Expiring Leases	(in square feet)	Leases

2007	213	$12.90	$9,107,465	6.6%	706,232	5.2%
2008	247	11.11	14,793,723	10.7%	1,331,770	9.7%
2009	267	10.41	16,713,518	12.1%	1,605,340	11.7%
2010	209	11.26	14,749,049	10.7%	1,309,709	9.6%
2011	208	12.46	14,418,683	10.4%	1,156,770	8.4%

Item 3.	Legal Proceedings.

The IRS conducted an examination of us for our taxable years ended December 31, 1996 and 1997. On April 13, 2005, the IRS issued two examination reports to us with respect to this examination. The first examination report sought to disallow certain deductions and losses we took in 1996 and to disqualify us as a REIT for the years 1996 and 1997. The second report also proposed to disqualify us as a REIT for our taxable years ended December 31, 1998 through December 31, 2000, years we had not previously been notified were under examination, and to not allow us to reelect REIT status for 2001 through 2004. We contested the positions taken in the examination reports through the filing of a protest with the Appeals Office of the IRS on May 31, 2005. On or about September 11, 2006, we received correspondence from the Appeals Office of the IRS with respect to our taxable years ended December 31, 1996 through December 31, 2000. The correspondence proposed no deficiencies with respect to any of the aforementioned tax years. The correspondence, however, did not constitute a formal settlement. The IRS allowed the statute of limitations, as previously extended, for each of our taxable years ended December 31, 1996 through December 31, 2000, to expire on December 31, 2006. The expiration of the statute of limitations closes the IRS’ examination of us for each of the aforementioned taxable years. See Note 21 of the Notes to the Consolidated Financial Statements in Item 8 for a further description of these matters, which is hereby incorporated by reference.

Except as stated above and except for ordinary routine litigation incidental to our business, there are no material pending legal proceedings, or to our knowledge, threatened legal proceedings, against or involving us or our properties.

Item 4.	Submission of Matters to a Vote of Security Holders.

None

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information — Our common shares are currently listed and traded on the New York Stock Exchange (“NYSE”) under the symbol “RPT”. On March 5, 2007, the closing price of our common shares on the NYSE was $33.68.

SHAREHOLDER RETURN PERFORMANCE GRAPH

The following line graph sets forth the cumulative total returns on a $100 investment in each of the Trust’s common stock, the NAREIT Composite Index, the NAREIT Equity Index, the NAREIT Mortgage Index, the S&P 500 Index, and the RPT Total Return Index for the period December 31, 2001 through December 31, 2006. The stock price performance shown is not necessarily indicative of future price performance.

Ramco-Gershenson Properties Trust

RELATIVE PERFORMANCE COMPARED TO NAREIT MORTGAGE
AND EQUITY REIT INDICES AND THE S&P 500
TOTAL RETURNS INCLUDING THE REINVESTMENT OF DIVIDENDS

	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
NAREIT Composite	$100.00	$105.22	$145.69	$189.99	$205.74	$276.41
NAREIT Equity	$100.00	$103.82	$142.37	$187.33	$210.12	$283.78
NAREIT Mortgage	$100.00	$131.08	$206.30	$244.33	$187.67	$223.94
S&P 500	$100.00	$77.90	$100.24	$111.15	$116.61	$135.02
RPT Total Return	$100.00	$134.18	$206.87	$250.61	$220.27	$333.96

The following table shows high and low closing prices per share for each quarter in 2006 and 2005.

	Share Price
Quarter Ended	High	Low

March 31, 2006	$30.76	$27.00
June 30, 2006	29.70	26.00
September 30, 2006	32.13	27.49
December 31, 2006	38.92	32.04

March 31, 2005	$32.19	$26.98
June 30, 2005	29.28	26.45
September 30, 2005	30.14	28.02
December 31, 2005	32.87	25.81

Holders — The number of holders of record of our common shares was 2,349 as of March 5, 2007. A substantially greater number of holders are beneficial owners whose shares are held of record by banks, brokers and other financial institutions.

Dividends — We declared the following cash distributions per share to our common shareholders for the years ended December 31, 2006 and 2005:

	Dividend
Record Date	Distribution	Payment Date

March 20, 2006	$0.4475	April 3, 2006
June 20, 2006	$0.4475	July 3, 2006
September 20, 2006	$0.4475	October 2, 2006
December 20, 2006	$0.4475	January 2, 2007

	Dividend
Record Date	Distribution	Payment Date

March 20, 2005	$0.4375	April 1, 2005
June 20, 2005	$0.4375	July 1, 2005
September 20, 2005	$0.4375	October 3, 2005
December 20, 2005	$0.4375	January 3, 2006

We also regularly pay dividends on our preferred shares. Preferred dividends accrue regardless of whether earnings, cash availability or contractual obligations permit the current payment of such dividends.

Under the Code, a REIT must meet certain requirements, including a requirement that it distribute annually to its shareholders at least 90% of its REIT taxable income, excluding net capital gain. Distributions paid by us are at the discretion of our Board of Trustees and depend on our actual net income available to common shareholders, cash flow, financial condition, capital requirements, the annual distribution requirements under REIT provisions of the Code and such other factors as the Board of Trustees deems relevant.

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

Issuer Repurchases  — In December 2005, the Board of Trustees authorized the repurchase, at management’s discretion, of up to $15.0 million of our common shares. The program allows us to repurchase our common shares from time to time in the open market or in privately negotiated transactions. No common shares were repurchased during the three months ended December 31, 2006. As of December 31, 2006, we purchased and retired 287,900 shares of our common stock under this program at an average cost of $27.11 per share, and approximately $7.2 million of common shares may yet be purchased under such repurchase program.

Equity Compensation Plans — See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding our equity compensation plans.

Item 6.	Selected Financial Data (in thousands, except per share data and number of properties).

The following table sets forth our selected consolidated financial data and should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere in this report.

	Year Ended December 31,
	2006	2005	2004	2003	2002

Operating Data:
Total revenue	$153,249	$144,879	$126,157	$101,517	$84,421
Operating income	14,168	14,759	17,045	7,002	5,892
Gain on sale of real estate assets, net of taxes	23,388	1,136	2,408	263	—
Income from continuing operations	34,317	15,462	12,589	6,117	4,981
Discontinued operations, net of minority interest(1)
Gain on sale of property	914	—	—	897	2,164
Income from operations	393	3,031	2,531	3,464	3,418
Net income	35,624	18,493	15,120	10,478	10,563
Preferred share dividends	(6,655)	(6,655)	(4,814)	(2,375)	(1,151)
Gain on redemption of preferred shares	—	—	—	—	2,425
Net income available to common shareholders	$28,969	$11,838	$10,306	$8,103	$11,837
Earnings Per Share Data:
From continuing operations:
Basic	$1.66	$0.52	$0.46	$0.27	$0.59
Diluted	1.65	0.52	0.46	0.26	0.59
Net income:
Basic	$1.74	$0.70	$0.61	$0.58	$1.12
Diluted	1.73	0.70	0.60	0.57	1.11
Cash dividends declared per common share	$1.79	$1.75	$1.68	$1.81	$1.68
Distributions to common shareholders	$29,737	$29,167	$28,249	$22,478	$16,249
Weighted average shares outstanding:
Basic	16,665	16,837	16,816	13,955	10,529
Diluted	16,718	16,880	17,031	14,141	10,628
Balance Sheet Data (at December 31):
Cash and cash equivalents	$11,550	$7,136	$7,810	$13,544	$7,087
Accounts receivable, net	33,692	32,341	26,845	30,109	21,299
Investment in real estate (before accumulated depreciation)	1,048,602	1,047,304	1,066,255	830,245	707,011
Total assets	1,064,870	1,125,275	1,043,778	826,279	697,770
Mortgages and notes payable	676,225	724,831	633,435	454,358	423,248
Total liabilities	720,722	774,442	673,401	489,318	451,169
Minority interest	39,565	38,423	40,364	42,643	46,358
Shareholders’ equity	$304,583	$312,410	$330,013	$294,318	$200,242
Other Data:
Funds from operations available to common shareholders(2)	$54,604	$47,896	$41,379	$34,034	$27,883
Cash provided by operating activities	46,785	44,605	46,387	26,685	19,266
Cash provided by (used in) investing activities	42,113	(86,517)	(106,459)	(85,320)	(82,438)
Cash (used in) provided by financing activities	(84,484)	41,238	54,338	65,092	64,300
Number of properties (at December 31)	81	84	74	64	59
Company owned GLA (at December 31)	14,645	15,000	13,022	11,483	10,006
Occupancy rate (at December 31)	93.6%	93.7%	92.9%	89.7%	90.5%

(1)	In accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” which we adopted on January 1, 2002, shopping centers that were sold or classified as held for sale subsequent to December 31, 2001 have been classified as discontinued operations for all periods presented.

(2)	We consider funds from operations, also known as “FFO,” an appropriate supplemental measure of the financial performance of an equity REIT. Under the National Association of Real Estate Investment Trusts (“NAREIT”) definition, FFO represents net income, excluding extraordinary items (as defined under accounting principles generally accepted in the United States of America (“GAAP”) and gain (loss) on sales of depreciable property, plus real estate related depreciation and amortization (excluding amortization of financing costs), and after adjustments for unconsolidated partnerships and joint ventures. See “Funds From Operations” in Item 7 for a discussion of FFO and a reconciliation of FFO to net income.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the consolidated financial statements, the notes thereto, and the comparative summary of selected financial data appearing elsewhere in this report. The financial information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the discontinued operations discussed in Note 3 of the Notes to the Consolidated Financial Statements in Item 8.

Overview

We are a publicly-traded REIT which owns, develops, acquires, manages and leases community shopping centers (including power centers and single-tenant retail properties) and one enclosed regional mall in the Midwestern, Southeastern and Mid-Atlantic regions of the United States. At December 31, 2006, our portfolio consisted of 80 community shopping centers, of which 16 were power centers and two were single tenant retail properties, as well as one enclosed regional mall, totaling approximately 18.3 million square feet of GLA. We own approximately 14.6 million square feet of such GLA, with the remaining portion owned by various anchor tenants.

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

We have followed a disciplined approach to managing our operations by focusing primarily on enhancing the value of our existing portfolio through successful leasing efforts and strategic sales of mature centers. We continue to selectively pursue new acquisitions and development opportunities.

The highlights of our 2006 activity reflect this strategy:

•	In April 2006, we purchased Paulding Pavilion, a 72,292 square-foot community shopping center located in Hiram, Georgia. We plan on redeveloping this center, including the re-tenanting of space formerly occupied by Publix and the construction of a 4,000 square-foot outlot building. In August 2006, we purchased Collins Pointe Plaza, an 81,042 square-foot community shopping center in Cartersville, Georgia. This center has since been sold to a joint venture in which we have a 20% ownership interest.

•	In November 2006, we opened phase one of our River City Marketplace in Jacksonville, Florida. Phase one includes more than 600,000 square feet of open retail space, is anchored by a Wal-Mart Supercenter and Lowe’s Home Improvement, and features several national anchor retailers including a fourteen screen Hollywood Theater, Michael’s, Ross Dress for Less, Bed Bath & Beyond, Old Navy, PetSmart and OfficeMax. Leases have also been executed with Gander Mountain, Ashley Furniture and Best Buy. The entire River City Marketplace development is expected to comprise 1.2 million square feet of retail space when completed.

•	We have two additional ongoing developments at Rossford Pointe in Rossford, Ohio and The Shoppes of Fairlane Meadows in Dearborn, Michigan. Rossford Pointe is a ten acre development adjacent to our Crossroads Centre and includes a 20,145 square-foot PetSmart space, an additional 40,000 square feet of mid-box use and 6,400 square feet of retail space. The Shoppes of Fairlane Meadows is an approximate two acre development with 19,000 square feet of retail space and is being developed to complement our 313,000 square foot Fairlane Meadows shopping center.

•	In January 2006, we sold seven shopping centers for $47.0 million in aggregate, resulting in a gain of approximately $914,000, net of minority interest. The shopping centers were sold as a portfolio to an unrelated third party and were in markets which were no longer consistent with our long-term objectives. The proceeds from the sale were used to repay our Unsecured Revolving Credit Facility.

•	During 2006, we opened 124 new non-anchor stores, at an average base rent of $16.64 per square foot, an increase of 10.1% over the portfolio average for non-anchor stores. We also renewed 171 non-anchor leases, at an average base rent of $14.94 per square foot, achieving an increase of 10.1% over prior rental rates. Additionally, we opened 18 new anchor stores, at an average base rent of $9.74 per square foot, an increase of 26.7% over the portfolio average for anchor stores. We also renewed 9 anchor leases, at an average base rent of $7.30 per square foot, an increase of 8.2% over prior rental rates. Overall portfolio average base rents increased to $10.09 in 2006 from $9.55 in 2005.

•	Same center operating income in 2006 increased 1.8% over 2005.

•	We increased the annual dividend to common shareowners from $1.75 per share to $1.79 per share.

Critical Accounting Policies

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

Critical accounting policies are those that are both significant to the overall presentation of our financial condition and results of operations and require management to make difficult, complex or subjective judgments. For example, significant estimates and assumptions have been made with respect to useful lives of assets, capitalization of development and leasing costs, recoverable amounts of receivables and initial valuations and related amortization periods of deferred costs and intangibles, particularly with respect to property acquisitions. Our critical accounting policies have not materially changed during the year ended December 31, 2006.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements. It is our opinion that we fully disclose our significant accounting policies in the notes to our consolidated financial statements. The following discussion relates to what we believe to be our most critical accounting policies that require our most subjective or complex judgment.

Allowance for Bad Debts

We provide for bad debt expense based upon the allowance method of accounting. We continuously monitor the collectibility of our accounts receivable (billed, unbilled and straight-line) from specific tenants, analyze historical bad debts, customer credit worthiness, current economic trends and changes in tenant payment terms when evaluating the adequacy of the allowance for bad debts. When tenants are in bankruptcy, we make estimates of the expected recovery of pre-petition and post-petition claims. The period to resolve these claims can exceed one year. Management believes the allowance is adequate to absorb currently estimated bad debts. However, if we experience bad debts in excess of the allowance we have established, our operating income would be reduced.

Accounting for the Impairment of Long-Lived Assets

We periodically review whether events and circumstances subsequent to the acquisition or development of long-lived assets, or intangible assets subject to amortization, have occurred that indicate the remaining estimated useful lives of those assets may warrant revision or that the remaining balance of those assets may not be recoverable. If events and circumstances indicate that the long-lived assets should be reviewed for possible impairment, we use projections to assess whether future cash flows, on a non-discounted basis, for the related assets are likely to exceed the recorded carrying amount of those assets to determine if a write-down is appropriate. If we determine that an impairment exists, we will report a loss to the extent that the carrying value of an impaired asset exceeds its fair value as determined by valuation techniques appropriate in the circumstances.

In determining the estimated useful lives of intangibles assets with finite lives, we consider the nature, life cycle position, and historical and expected future operating cash flows of each asset, as well as our commitment to support these assets through continued investment.

During 2004, we recognized an impairment loss of $4.8 million related to our 10% investment in PLC Novi West Development. This investment was accounted for by the equity method of accounting. There were no impairment charges for the years ended December 31, 2006 or 2005. See Note 15 of the Notes to the Consolidated Financial Statements in Item 8.

Revenue Recognition

Shopping center space is generally leased to retail tenants under leases which are accounted for as operating leases. We recognize minimum rents using the straight-line method over the terms of the leases commencing when the tenant takes possession of the space. Certain of the leases also provide for additional revenue based on contingent percentage income which is recorded on an accrual basis once the specified target that triggers this type of income is achieved. The leases also typically provide for tenant recoveries of common area maintenance, real estate taxes and other operating expenses. These recoveries are recognized as revenue in the period the applicable costs are incurred. Revenues from fees and management income are recognized in the period in which the services have been provided and the earnings process is complete. Lease termination income is recognized when a lease termination agreement is executed by the parties and the tenant vacates the space.

Stock Based Compensation

During 2006 we adopted Statement of Financial Accounting Standards No. 123R “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements as compensation expense based upon the fair value on the grant date. We adopted SFAS 123R using the modified prospective transition method. We determine fair value of such awards using the Black-Scholes option pricing model. The Black-Scholes option pricing model incorporates certain assumptions such as risk-free interest rate, expected volatility, expected dividend yield and expected life of options, in order to arrive at a fair value estimate. Expected volatilities are based on the historical volatility of our stock. Expected lives of options are based on the average holding period of outstanding options and their remaining terms. The risk free interest rate is based upon quoted market yields for United States treasury debt securities. The expected dividend yield is based on our historical dividend rates. We believe our assumptions are reasonable; however, significant changes could materially impact the results of the calculation of fair value.

Off Balance Sheet Arrangements

We have seven off balance sheet investments in joint ventures in which we own 50% or less of the total ownership interests. We provide leasing, development and property management services to the joint ventures. These investments are accounted for under the equity method. Our level of control of these joint ventures is such that we are not required to include them as consolidated subsidiaries. See Note 7 of the Notes to the Consolidated Financial Statements appearing in Item 8.

Results of Operations

Comparison of the Year Ended December 31, 2006 to the Year Ended December 31, 2005

For purposes of comparison between the years ended December 31, 2006 and 2005, “Same Center” refers to the shopping center properties owned as of January 1, 2005 and December 31, 2006. We made three acquisitions during 2006 and one acquisition in 2005. In addition, we increased our ownership interest in Beacon Square Development LLC and Ramco Gaines, LLC to 100%, and these centers are now consolidated in our financial statements. These properties are collectively referred to as “Acquisitions” in the following discussion.

Revenues

Total revenues increased 5.7%, or $8.3 million, to $153.2 million in 2006 as compared to $144.9 million in 2005. The increase in total revenues was primarily the result of a $5.3 million increase in minimum rents and a $2.7 million increase in recoveries from tenants.

Minimum rents increased 5.6%, or $5.3 million, in 2006. The increase was primarily related to Acquisitions, as shown in the table below.

	Increase
	Amount
	(millions)	Percentage

Same Center	$1.8	1.9%
Acquisitions	3.5	3.7%

	$5.3	5.6%

The increase in Same Center minimum rents was principally attributable to the leasing of space to new tenants throughout our Same Center portfolio in 2006, offset by a $544,000 reduction in minimum rent related to anchors purchasing their store space at two of our centers.

Recoveries from tenants increased 6.8%, or $2.7 million, in 2006. $1.1 million of the increase was related to Acquisitions, while $1.6 million of the increase was attributable to Same Centers. Our overall recovery ratio was 95.2% in 2006 compared to 97.8% in 2005. The decrease in this ratio was the result of adjustments of prior year’s estimated recoveries to actual based on annual revisions to tenant billings completed in the first quarter. The adjustment of 2004 year-end estimates resulted in an increase in the recovery ratio in 2005, while the adjustment of 2005 year-end estimates resulted in a decrease in the recovery ratio in 2006.

The net increase in recoveries from tenants is comprised of the following:

	Increase
	Amount
	(millions)	Percentage

Same Center	$1.6	4.0%
Acquisitions	1.1	2.8%

	$2.7	6.8%

Recoverable operating expenses, including real estate taxes, are a component of our recovery ratio. These expenses increased 9.7%, or $3.9 million, in 2006.

	Increase
	Amount
	(millions)	Percentage

Same Center	$2.8	7.0%
Acquisitions	1.1	2.7%

	$3.9	9.7%

$1.1 million of the increase in real estate taxes and recoverable operating expenses was attributable to Acquisitions. The $2.8 million increase in Same Center recoverable operating expenses was primarily attributable to higher insurance costs at our Florida shopping centers.

Fees and management income increased $0.2 million, or 3.6%, to $5.7 million in 2006 as compared to $5.5 million in 2005. The increase was primarily attributable to an increase of $1.8 million in tenant coordination and development fees at River City Marketplace, offset by a $1.4 million decrease in acquisition fees associated with our Ramco/Lion Venture LP joint venture. Acquisition fees decreased in 2006 because the Ramco/Lion Venture LP joint venture acquired only one center in 2006 as compared to nine centers in 2005. Other income of $4.0 million in 2006 was consistent with 2005 and consists mainly of lease termination income.

Expenses

Total expenses increased 6.9%, or $9.0 million, to $139.1 million in 2006 as compared to $130.1 million in 2005. The increase was mainly driven by an increase in real estate taxes and recoverable operating expenses of $3.9 million (see table above), an increase in depreciation and amortization of $2.1 million, and an increase in interest expense of $3.0 million.

Depreciation and amortization expense increased $2.1 million to $32.7 million in 2006 as compared to $30.6 million in 2005. Depreciation expense related to Acquisitions contributed $1.2 million of the increase. Depreciation expense related to Same Centers contributed $0.9 million of the increase, and such increase primarily related to redevelopment projects completed during 2005 and 2006.

Other operating expenses increased $0.4 million to $3.7 million in 2006 from $3.3 million in 2005. The increase is primarily due to increased bad debt expense as a result of higher tenant delinquencies, as well as additional expenses associated with opening a regional office in Florida.

General and administrative expense was $13.0 million in 2006, as compared to $13.5 million in 2005. The decrease in general and administrative expense was primarily attributable to the reclassification of Michigan Single Business Tax expense from general and administrative expense to real estate tax expense. We anticipate recovering approximately 75% of Michigan Single Business Tax expense from our tenants.

Interest expense increased 7.1%, or $3.0 million, in 2006. The summary below identifies the increase by its various components.

			Increase
	2006	2005	(Decrease)
	(Dollars in thousands)

Average total loan balance	$707,752	$674,360	$33,392
Average rate	6.4%	6.1%	0.3%
Total interest	$45,195	$41,042	$4,153
Amortization of loan fees	1,129	2,283	(1,154)
Interest on capital lease obligation	416	—	416
Loan defeasance costs	244	—	244
Capitalized interest and other	(1,575)	(904)	(671)

	$45,409	$42,421	$2,988

Other

Gain on sale of real estate assets increased $22.3 million to $23.4 million in 2006, as compared to $1.1 million in 2005. The increase is due primarily to the gain on the sale of our Crofton Plaza and Merchants Square shopping centers to a joint venture in which we have a 20% ownership interest, as well as increased outlot sales at River City Marketplace. With respect to the sale of Crofton Plaza and Merchants Square to the joint venture, we recognized 80% of the gain on the sale, representing the portion of the gain attributable to the joint venture partner’s 80% ownership interest.

Minority interest from continuing operations represents the equity in income attributable to the portion of the Operating Partnership not owned by us. The increase in minority interest from $2.8 million in 2005 to $6.2 million in 2006 is primarily the result of the increase in the gain on the sale of real estate assets in 2006.

Earnings from unconsolidated entities represent our proportionate share of the earnings of various joint ventures in which we have an ownership interest. Earnings from unconsolidated entities increased $0.6 million from $2.4 million in 2005 to $3.0 million in 2006. This increase is principally due to additional earnings from the Ramco/Lion Venture LP joint venture and from our ownership interest in Ramco Jacksonville LLC, which began to generate earnings in 2006 due to the grand opening of phase one of River City Marketplace. The additional earnings from the Ramco/Lion Venture LP joint venture are the result of the joint venture reflecting a full year of operating results in 2006 for the nine property acquisitions made in 2005.

Discontinued operations, net of minority interest, decreased $1.7 million in 2006 to $1.3 million. In January 2006, we sold seven centers at a gain of $914,000, net of minority interest. This gain was offset by a $2.6 million decrease in income from discontinued operations, net of minority interest, as the operations of these seven centers were no longer reflected in discontinued operations subsequent to the sale.

Comparison of the Year Ended December 31, 2005 to the Year Ended December 31, 2004

For purposes of comparison between the years ended December 31, 2005 and 2004, “Same Center” refers to the shopping center properties owned as of January 1, 2004 and December 31, 2005. We made eight acquisitions in 2004 and one acquisition in 2005. In addition, we increased our ownership interests in Ramco Gaines, LLC and 28th Street Kentwood Associates, and these centers are now consolidated in our financial statements. These properties are collectively referred to as “Acquisitions” in the following discussion.

Revenues

Total revenues increased 14.8%, or $18.7 million, to $144.9 million in 2005 as compared to $126.2 million in 2004. Of the increase, $8.2 million was the result of increased minimum rents, $5.6 million was the result of increased recoveries from tenants, $3.0 million was the result of increased fees and management income, and $2.1 million was the result of an increase in other income.

Minimum rents increased 9.4%, or $8.2 million, in 2005. Acquisitions contributed $9.2 million to the increase in minimum rents in 2005, as shown in the table below.

	Increase (Decrease)
	Amount
	(millions)	Percentage

Same Center	$(1.0)	(1.2)%
Acquisitions	9.2	10.6%

	$8.2	9.4%

The decrease in Same Center minimum rents during 2005 was principally attributable to the termination of leases with Media Play and Circuit City at our Tel-Twelve center and the redevelopment of our Northwest Crossing and Spring Meadows shopping centers.

Recoveries from tenants increased $5.6 million, or 16.5%, to $39.5 million in 2005 as compared to $33.9 million in 2004. Acquisitions contributed $3.5 million of the increase. The balance of the increase is primarily attributable to the increase in recoverable operating expenses in 2005 when compared to the same period in 2004. The overall recovery ratio was 97.8% in 2005, compared to 94.3% in 2004. The increase in this ratio was a result of increased occupancy levels during 2005 compared to the prior year, as well as the adjustment of prior year’s estimated recoveries to actual based on annual revisions to tenant billings completed in the first quarter of 2005. The following two tables include recovery revenues and related expenses, which comprise the recovery ratio.

The net increase in recoveries from tenants is comprised of the following:

	Increase
	Amount
	(millions)	Percentage

Same Center	$2.1	6.2%
Acquisitions	3.5	10.3%

	$5.6	16.5%

Recoverable operating expenses, including real estate taxes, are a component of our recovery ratio. These expenses increased $4.5 million, or 12.5%, in 2005.

	Increase
	Amount
	(millions)	Percentage

Same Center	$1.4	3.9%
Acquisitions	3.1	8.6%

	$4.5	12.5%

Fees and management income was $3.0 million higher in 2005 compared to 2004. Acquisition and development fees earned from our joint ventures increased $2.1 million to $3.4 million in 2005, compared to $1.3 million in 2004. Management fees, earned principally from our joint ventures, increased $0.6 million in 2005 compared to 2004. Construction coordination fees earned from the Ramco Jacksonville LLC joint venture amounted to $0.2 million in 2005.

Other income increased $2.1 million to $4.0 million in 2005, and the increase was primarily attributable to higher lease termination income earned during 2005 compared to the same period in 2004.

Expenses

Total expenses for 2005 increased $21.0 million, or 19.2%, to $130.1 million as compared to $109.1 million for 2004. The increase consists of a $4.5 million increase in total recoverable expenses (see table above), including recoverable operating expenses and real estate taxes, a $4.7 million increase in depreciation and amortization, a

$7.9 million increase in interest expense, and a $2.4 million increase in general and administrative expense. Acquisitions accounted for $11.2 million of the increase in total expenses.

Other operating expenses increased $1.6 million from $1.7 million in 2004 to $3.3 million in 2005. Acquisitions accounted for $1.4 million of the increase.

Depreciation and amortization expense increased $4.7 million, or 18.2%, to $30.6 million for 2005. Depreciation expense related to our Acquisitions contributed $3.1 million of the increase. Depreciation and amortization also increased as a result of the write-off of $1.0 million of unamortized tenant improvement costs related to the termination of a tenant at the Tel-Twelve shopping center.

General and administrative expense increased $2.4 million to $13.5 million in 2005, as compared to $11.1 million in 2004. The increase is principally attributable to increases in audit and tax fees, as well as increased salaries and benefits during 2005 compared to 2004. Contributing to the increase in salaries and benefits was the impact of a reduction in the capitalization of these costs as a result of more development projects with joint venture partners during the current year and an increase in the write-off of proposed development costs.

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

Income from discontinued operations in 2005 and 2004 consists of seven properties sold in January 2006.

Liquidity and Capital Resources

The principal uses of our liquidity and capital resources are for operations, acquisitions, developments, redevelopments, including expansion and renovation programs, and debt repayment, as well as dividend payments in accordance with REIT requirements and repurchases of our common shares. We anticipate that the combination of cash on hand, cash provided by operating activities, the availability under our Credit Facility, our access to the capital markets and the sale of existing properties will satisfy our expected working capital requirements through at least the next 12 months and allow us to achieve continued growth. Although we believe that the combination of factors discussed above will provide sufficient liquidity, no such assurance can be given.

The acquisitions, developments and redevelopments, including expansion and renovation programs, that we made during 2006 generally were financed though cash provided from operating activities, our Credit Facility, mortgage refinancings and mortgage assumptions (as a result of acquisitions). Total debt outstanding was approximately $676.2 million at December 31, 2006 as compared to $724.8 million at December 31, 2005. Our debt balance decreased in 2006 due to net paydowns on our Unsecured Revolving Credit Facility, as well as the assumption of mortgage debt by joint ventures we formed in 2006. The cash used for these net paydowns was generated primarily from the sale of seven of our centers in January 2006.

The following is a summary of our cash flow activities (dollars in thousands):

	Year Ended December 31,
	2006	2005	2004

Cash provided by operating activities	$46,785	$44,605	$46,387
Cash provided by (used in) investing activities	42,113	(86,517)	(106,459)
Cash (used in) provided by financing activities	(84,484)	41,238	54,338

To maintain our qualification as a REIT under the Code, we are required to distribute to our shareholders at least 90% of our REIT taxable income, excluding net capital gain. We satisfied the REIT distribution requirement with common and preferred share dividends of $36.4 million in 2006, $35.8 million in 2005 and $32.0 million in 2004.

We have a $250 million Unsecured Credit Facility (the “Credit Facility”) consisting of a $100 million Unsecured Term Loan Credit Facility and a $150 million Unsecured Revolving Credit Facility. The Credit Facility provides that the Unsecured Revolving Credit Facility may be increased by up to $100 million at our request, for a total Unsecured Revolving Credit Facility commitment of $250 million. The Unsecured Term Loan Credit Facility matures in December 2010 and bears interest at a rate equal to LIBOR plus 130 to 165 basis points, depending on certain debt ratios. The Unsecured Revolving Credit Facility matures in December 2008 and bears interest at a rate equal to LIBOR plus 115 to 150 basis points, depending on certain debt ratios. We have the option to extend the maturity date of the Unsecured Revolving Credit Facility to December 2010. It is anticipated that funds borrowed under the Credit Facility will be used for general corporate purposes, including working capital, capital expenditures, the repayment of other indebtedness or other corporate activities.

We have a $22.6 million Unsecured Bridge Term Loan with an interest rate equal to LIBOR plus 135 basis points. The loan matures in June 2007. It is our intention to extend or refinance this Unsecured Bridge Term Loan. However, there can be no assurance that we will be able to extend or refinance the Unsecured Bridge Term Loan on commercially reasonable or any other terms.

On October 2, 2006, the Operating Partnership closed on a $25 million Unsecured Subordinated Term Loan. As of December 31, 2006, the Company has outstanding borrowings of $9.9 million under this loan. The loan bears interest at a rate of LIBOR plus 225 basis points and matures April 2, 2007. It is our intention to extend or refinance this Unsecured Subordinated Term Loan. However, there can be no assurance that we will be able to extend or refinance the Unsecured Subordinated Term Loan on commercially reasonable or any other terms. We have provided a guaranty of repayment for the loan.

Under terms of various debt agreements, we may be required to maintain interest rate swap agreements to reduce the impact of changes in interest rate on our floating rate debt. We have interest rate swap agreements with an aggregate notional amount of $80.0 million at December 31, 2006. Based on rates in effect at December 31, 2006, the agreements for notional amounts aggregating $80.0 million provide for fixed rates of 6.2% and 6.6% and expire at various dates ranging from December 2008 through March 2009.

After taking into account the impact of converting our variable rate debt into fixed rate debt by use of the interest rate swap agreements, at December 31, 2006 our variable rate debt accounted for approximately $176.4 million of outstanding debt with a weighted average interest rate of 6.8%. Variable rate debt accounted for approximately 26.1% of our total debt and 11.6% of our total capitalization.

The properties in which the Operating Partnership owns an interest and which are accounted for by the equity method of accounting are subject to non-recourse mortgage indebtedness. At December 31, 2006, our pro rata share of non-recourse mortgage debt on the unconsolidated properties (accounted for by the equity method) was $95.1 million with a weighted average interest rate of 7.1%. Fixed rate debt amounted to $82.7 million, or 87.0%, of our pro rata share.

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

Investments in Unconsolidated Entities

In March 2004, we formed Beacon Square Development LLC (“Beacon Square”) and invested $50,000 for a 10% interest in Beacon Square and an unrelated party contributed capital of $450,000 for a 90% interest. We also transferred land and certain improvements to the joint venture for an amount equal to our cost and received a note receivable from the joint venture in the same amount, which was subsequently repaid. In June 2004, Beacon Square obtained a variable rate construction loan from a financial institution, in an amount not to exceed $6.8 million, which loan is due in August 2007. Beacon Square also has mezzanine fixed rate debt from a financial institution, in the amount of $1.3 million, due August 2007.

In July 2006, we acquired the remaining 90% ownership interest in Beacon Square for $590,000 in cash and the assumption of the variable rate construction loan and the mezzanine fixed rate debt. The total debt assumed in connection with the acquisition of the remaining ownership interest was $7.5 million.

In December 2004, we formed Ramco/Lion Venture LP (the “Venture”) with affiliates of Clarion Lion Properties Fund (“Clarion”), a private equity real estate fund sponsored by ING Clarion Partners. We own 30% of the equity in the Venture and Clarion owns 70%. The Venture plans to acquire up to $450.0 million of stable, well-located community shopping centers located in the Southeastern and Midwestern United States. The Company and Clarion have committed to contribute to the Venture up to $54.0 million and $126.0 million, respectively, of equity capital to acquire properties. As of December 31, 2006, the Venture had acquired 13 shopping centers with an aggregate purchase price of $391.8 million.

In March 2005, we formed Ramco Jacksonville, LLC (“Jacksonville”) to develop a shopping center in Jacksonville, Florida. We invested approximately $900,000 for a 20% interest in Jacksonville and an unrelated party contributed capital of approximately $3.7 million for an 80% interest. We also transferred land and certain improvements to the joint venture in the amount of approximately $8.0 million and $1.1 million of cash, respectively, for a note receivable from the joint venture in the aggregate amount of approximately $9.1 million. The note receivable was paid by Jacksonville in 2005. On June 30, 2005, Jacksonville obtained a construction loan and mezzanine financing from a financial institution, in the amount of $58.8 million. As of December 31, 2006, Jacksonville had $47.6 million of borrowings in total, of which $41.1 million represented borrowings on the construction loan and the remainder represented mezzanine financing.

In 2006, the Operating Partnership entered into a note receivable from Jacksonville in the amount of $10.0 million. In addition, the Operating Partnership made advances of $4.1 million to Jacksonville.

In 2006, we formed a joint venture with an investor advised by Heitman LLC. The joint venture will acquire up to $450 million of core and core-plus community shopping centers located in the Midwestern and Mid-Atlantic United States. We own 20% of the equity in the joint venture and our joint venture partner owns 80%. Subsequent to the formation of the joint venture, we sold our Merchants Square shopping center in Carmel, Indiana and our Crofton Centre shopping center in Crofton, Maryland to the joint venture. We expect to sell one additional core shopping center to the joint venture in 2007, and the joint venture has 24 months to acquire the balance of the joint venture commitment. As of December 31, 2006, the joint venture has $38.5 million of fixed rate debt.

In 2006, we also formed a joint venture with Heitman Value Partners Investments LLC to acquire $75 million of neighborhood, community or power shopping centers with significant value-added opportunities in infill locations in metropolitan trade areas. We own 20% of the joint venture and our joint venture partner owns 80%. During 2006, we sold Collins Pointe Plaza to the joint venture.

Capital Expenditures

During 2006, we spent approximately $11.7 million on revenue-generating capital expenditures, including tenant improvements, leasing commissions paid to third-party brokers, legal costs relative to lease documents and capitalized leasing and construction costs. These types of costs generate a return through rents from tenants over the terms of their leases. Revenue-enhancing capital expenditures, including expansions, renovations and repositionings, were approximately $11.0 million in 2006. Revenue neutral capital expenditures, such as roof and parking lot repairs, which are anticipated to be recovered from tenants, amounted to approximately $3.0 million in 2006.

In 2007, we anticipate spending approximately $33.8 million for revenue-generating, revenue-enhancing and revenue neutral capital expenditures.

Real Estate Assets Held for Sale

As of December 31, 2005, we had nine properties classified as Real Estate Assets Held for Sale in our consolidated balance sheet when it was determined that the assets were in markets which were no longer consistent with our long-term objectives and a formal plan to sell the properties was initiated. These properties were located in eight states and had an aggregate GLA of approximately 1.3 million square feet. The properties had an aggregate cost of $75.8 million and were presented net of accumulated depreciation of $13.8 million as of December 31, 2005.

On January 23, 2006, we sold seven of these shopping centers held for sale for $47.0 million in aggregate, resulting in a gain of approximately $914,000, net of minority interest. The shopping centers, which were sold as a portfolio to an unrelated third party, include: Cox Creek Plaza in Florence, Alabama; Crestview Corners in Crestview, Florida; Cumberland Gallery in New Tazewell, Tennessee; Holly Springs Plaza in Franklin, North Carolina; Indian Hills in Calhoun, Georgia; Edgewood Square in North Augusta, South Carolina; and Tellico Plaza in Lenoir City, Tennessee. The proceeds from the sale were used to pay down our Unsecured Revolving Credit Facility. All periods presented reflect the operations of these seven properties as discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

During March 2006, we decided not to continue to actively market for sale the two unsold properties. In accordance with SFAS No. 144, the two properties are no longer classified as Real Estate Assets Held for Sale in the consolidated balance sheet and the results of their operations are included in income from continuing operations for all periods presented.

As of December 31, 2006, we have not classified any properties as Real Estate Assets Held for Sale in our consolidated balance sheet.

Contractual Obligations

The following are our contractual cash obligations as of December 31, 2006 (dollars in thousands):

		Payments Due by Period
		Less than	1 - 3	4 - 5	After 5
Contractual Obligations	Total	1 year	years	years	years

Mortgages and notes payable, including interest	$832,827	$149,580	$293,801	$181,012	$208,434
Employment contracts	444	444	—	—	—
Capital lease	10,696	677	1,354	1,354	7,311
Operating leases	7,103	772	1,601	1,643	3,087
Unconditional construction cost obligations	6,155	6,155	—	—	—

Total contractual cash obligations	$857,225	$157,628	$296,756	$184,009	$218,832

At December 31, 2006, we did not have any contractual obligations that required or allowed settlement, in whole or in part, with consideration other than cash.

Mortgages and notes payable

See the analysis of our debt included in “Liquidity and Capital Resources” above.

Employment Contracts

We have employment contracts with various officers.

Operating and Capital Leases

We lease office space for our corporate headquarters and our Florida office under operating leases. We also have an operating lease at our Taylors Square shopping center and a capital ground lease at our Gaines Marketplace shopping center.

Construction Costs

In connection with the development and expansion of various shopping centers as of December 31, 2006, we have entered into agreements for construction activities with an aggregate cost of approximately $6.2 million.

Joint Ventures

The table above excludes our equity commitments under various joint venture agreements.

Capitalization

At December 31, 2006, our market capitalization amounted to $1.5 billion. Market capitalization consisted of $676.2 million of debt (including property-specific mortgages, an Unsecured Credit Facility consisting of a Term Loan Credit Facility and a Revolving Credit Facility, a Secured Term Loan, an Unsecured Bridge Term Loan, and an Unsecured Subordinated Term Loan), $27.0 million of Series B preferred shares, $71.7 million of Series C preferred shares, and $744.0 million of common shares and Operating Partnership units at market value. Our debt to total market capitalization was 44.5% at December 31, 2006, as compared to 54.5% at December 31, 2005. After taking into account the impact of converting our variable rate debt into fixed rate debt by use of interest rate swap agreements, our outstanding debt at December 31, 2006 had a weighted average interest rate of 6.3% and consisted of $499.8 million of fixed rate debt and $176.4 million of variable rate debt. Outstanding letters of credit issued under the Credit Facility total approximately $3.4 million.

At December 31, 2006, the minority interest in the Operating Partnership represented a 15% ownership in the Operating Partnership which may under certain conditions, be exchanged for an aggregate of 2,926,952 common shares.

As of December 31, 2006, the Operating Partnership units were exchangeable for our common shares on a one-for-one basis. We, as sole general partner of the Operating Partnership, have the option, but not the obligation, to settle exchanged Operating Partnership units held by others in cash based on the current trading price of our common shares. Assuming the exchange of all Operating Partnership units, there would have been 19,507,383 common shares outstanding at December 31, 2006, with a market value of approximately $744.0 million (based on the closing price of $38.14 per share on December 31, 2006).

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

Funds From Operations

We consider funds from operations, also known as “FFO,” an appropriate supplemental measure of the financial performance of an equity REIT. Under the National Association of Real Estate Investment Trusts (NAREIT) definition, FFO represents net income, excluding extraordinary items (as defined under GAAP) and gain (loss) on sales of depreciable property, plus real estate related depreciation and amortization (excluding amortization of financing costs), and after adjustments for unconsolidated partnerships and joint ventures. FFO is intended to exclude GAAP historical cost depreciation and amortization of real estate investments, which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions and many companies utilize different depreciable lives and methods. Because FFO adds back depreciation and amortization unique to real estate, and excludes gains and losses from depreciable property dispositions and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, acquisition and development activities and interest costs, which provides a perspective of our financial performance not immediately apparent from net income determined in accordance with GAAP. In addition, FFO does not include the cost of capital improvements, including capitalized interest.

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

We recognize FFO’s limitations when compared to GAAP’s net income. FFO does not represent amounts available for needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties. In addition, FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs, including the payment of dividends. FFO should not be considered as an alternative to net income (computed in accordance with GAAP) or as an alternative to cash flow as a measure of liquidity. FFO is simply used as an additional indicator of our operating performance.

The following table illustrates the calculations of FFO (in thousands, except per share data):

	Years Ended December 31,
	2006	2005	2004

Net income	$35,624	$18,493	$15,120
Add:
Depreciation and amortization expense	35,068	33,335	27,250
Minority interest in partnership:
Continuing operations	6,241	2,833	2,269
Discontinued operations	69	527	439
Less:
(Gain) Loss on sale of depreciable property	(19,109)	(637)	1,115
Discontinued operations, gain on sale of property, net of minority interest	(914)	—	—

Funds from operations	56,979	54,551	46,193
Less:
Preferred stock dividends(1)	(2,375)	(6,655)	(4,814)

Funds from operations available to common shareholders	$54,604	$47,896	$41,379

Weighted average equivalent shares outstanding, diluted(1)	21,536	19,810	19,961

Funds from operations available for common shareholders, per diluted share	$2.54	$2.42	$2.07

(1)	In 2006, the Series C Preferred Shares were dilutive and therefore, the dividends paid did not impact our diluted FFO. In 2005, the Series C Preferred Shares were antidilutive and reduced diluted FFO by $4.3 million for dividends paid.

Inflation

Inflation has been relatively low in recent years and has not had a significant detrimental impact on the results of our operations. Should inflation rates increase in the future, substantially all of our tenant leases contain provisions designed to partially mitigate the negative impact of inflation in the near term. Such lease provisions include clauses that require our tenants to reimburse us for real estate taxes and many of the operating expenses we incur. Also, many of our leases provide for periodic increases in base rent which are either of a fixed amount or based on changes in the consumer price index and/or percentage rents (where the tenant pays us rent based on a percentage of its sales). Significant inflation rate increases over a prolonged period of time may have a material adverse impact on our business.

Recent Accounting Pronouncements

On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments” (“SFAS 123R”). This Statement requires us to recognize the cost of its employee stock option awards in our consolidated statement of income based upon the grant date fair value. According to SFAS 123R, the total cost of our share-based awards is equal to their grant date fair value and is recognized on a straight-line basis over the service periods of the awards. We adopted the fair value recognition provisions of SFAS 123R using the modified prospective transition method. Under the modified prospective transition method, we began to recognize as expense the cost of unvested awards outstanding as of January 1, 2006. Our stock option compensation expense was $461,000 for the year ended December 31, 2006.

Prior to January 1, 2006, we accounted for share-based payments under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” (“APB 25”). Under APB 25, compensation cost was not recognized for options granted because the exercise price of options granted was equal to the market value of our common shares on the grant date.

In March 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments — an Amendment of FASB Statements No. 133 and 140.” This Statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” This Statement permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. SFAS No. 155 is not expected to have a material impact on our consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — an Amendment of SFAS No. 140.” This Statement (a) requires an entity in certain situations to recognize a servicing asset or serving liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract, (b) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, (c) permits an entity to choose either the amortization method or fair value measurement method for each class of separately recognized servicing assets and liabilities, (d) permits, at its initial adoption, a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value, and (e) requires presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing rights. Entities are required to adopt this Statement as of the beginning of their first fiscal year that begins after September 15, 2006. SFAS No. 156 is not expected to have a material impact on our consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109.” Interpretation 48, which clarifies Statement No. 109, “Accounting for Income Taxes,” establishes the criterion that an individual tax position has to meet for some or all of the benefits of that position to be recognized in our financial statements. On initial application, Interpretation 48 will be applied to all tax positions for which the statute of limitations remains open. Only tax positions that meet the more-likely-than-not recognition threshold at the adoption date will be recognized or continue to be recognized. The cumulative effect of applying Interpretation 48 will be reported as an adjustment to retained earnings at the beginning of the period in which it is adopted. Interpretation 48 is effective for fiscal years beginning after December 15, 2006, and will be adopted by us on January 1, 2007. We have not yet fully completed our evaluation of the impact Interpretation 48 will have on our financial position and results of operations when adopted. However, we do not believe that the final adoption of Interpretation 48 will have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosure about fair value measurements. This Statement does not require any new fair value measurements. However, for some entities the application of this Statement will change current practice with respect to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We have not yet determined the impact of adopting SFAS No. 157 on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is effective as of the beginning of an entity’s fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, “Fair Value Measurements.” We have not yet determined the impact of adopting SFAS No. 159 on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108, which expresses the SEC staff’s views regarding the process of quantifying financial statement misstatements. SAB No. 108 discusses two approaches for accumulating and quantifying misstatements, the “rollover” and “iron curtain” approaches. The rollover approach quantifies a misstatement based on the amount of the misstatement originating in a registrant’s current year income statement. The iron curtain approach quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origination. The SEC Staff indicated that registrants must quantify the impact of correcting all misstatements by quantifying misstatements under both the rollover and iron curtain approach and by evaluating the error measured under each approach. We have considered the guidance in SAB No. 108, and have determined that the guidance in SAB No. 108 does not impact our consolidated financial statements for any of the three years ended December 31, 2006.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We have exposure to interest rate risk on our variable rate debt obligations. We are not subject to any foreign currency exchange rate risk or commodity price risk, or other material rate or price risks. Based on our debt and interest rates and the interest rate swap agreements in effect at December 31, 2006, a 100 basis point change in interest rates would affect our annual earnings and cash flows by approximately $1.0 million and would not have a material impact on the fair value of our total outstanding debt.

Under terms of various debt agreements, we may be required to maintain interest rate swap agreements to reduce the impact of changes in interest rates on our floating rate debt. We have interest rate swap agreements with an aggregate notional amount of $80.0 million at December 31, 2006. Based on rates in effect at December 31, 2006, the agreements for notional amounts aggregating $80.0 million provide for fixed rates of 6.2% to 6.6% and expire at various dates ranging from December 2008 through March 2009.

The following table sets forth information as of December 31, 2006 concerning our long-term debt obligations, including principal repayments by scheduled maturity, weighted average interest rates of maturing amounts and fair market value.

								Fair
	2007	2008	2009	2010	2011	Thereafter	Total	Value

Fixed-rate debt	$57,335	$101,960	$27,905	$100,171	$28,406	$184,047	$499,824	$506,361
Average interest rate	7.1%	5.3%	7.0%	6.6%	7.4%	5.7%	6.1%	5.8%
Variable-rate debt	$48,210	$108,191	$—	$20,000	$—	$—	$176,401	$176,401
Average interest rate	7.1%	6.7%	—	6.9%	—	—	6.8%	6.8%

We estimated the fair value of our fixed rate mortgages using a discounted cash flow analysis, based on incremental borrowing rates for similar types of borrowing arrangements with the same remaining maturity. Considerable judgment is required to develop estimated fair values of financial instruments. The table incorporates only those exposures that exist at December 31, 2006 and does not consider those exposures or positions which could arise after that date or firm commitments as of such date. Therefore, the information presented therein has limited predictive value. Our actual interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

Item 8.	Financial Statements and Supplementary Data.

Our consolidated financial statements and supplementary data are included as a separate section in this Annual Report on Form 10-K commencing on page F-1 and are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (“Exchange Act”), such as this report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the design control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We carried out an assessment as of December 31, 2006 of the effectiveness of the design and operation of our disclosure controls and procedures. This assessment was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on such evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that such disclosure controls and procedures were effective as of December 31, 2006.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining effective internal control over financial reporting as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended.

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of our consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

Internal control over financial reporting includes those policies and procedures that pertain to our ability to record, process, summarize and report reliable financial data. Management recognizes that there are inherent limitations in the effectiveness of any internal control and effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Additionally, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management of Ramco-Gershenson Properties Trust conducted an assessment of our internal controls over financial reporting as of December 31, 2006 using the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2006.

Our independent registered public accounting firm, Grant Thornton LLP, has issued an attestation report on our assessment of our internal control over financial reporting. Their report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees of
Ramco-Gershenson Properties Trust

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Controls Over Financial Reporting, that Ramco-Gershenson Properties Trust and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Ramco-Gershenson Properties Trust and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Ramco-Gershenson Properties Trust and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ramco-Gershenson Properties Trust and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income and comprehensive income, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2006 and our report dated March 2, 2007 expressed an unqualified opinion on those financial statements.

/s/  Grant Thornton LLP

Southfield, Michigan
March 2, 2007

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated herein by reference to our proxy statement for the 2007 annual meeting of shareholders (the “Proxy Statement”) under the captions “Proposal 1-Election of Trustees — Trustees and Executive Officers,” “Proposal 1-Election of Trustees — The Board of Trustees and Committees,” “Proposal 1-Election of Trustees — Corporate Governance,” and “Additional Information — Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11.	Executive Compensation.

The information required by this Item is incorporated herein by reference to our Proxy Statement under the captions “Proposal 1-Election of Trustees — Trustee Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” and “Executive Compensation Tables.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding our equity compensation plans as of December 31, 2006:

Number of Securities
	Number of Securities			Remaining Available
	to be Issued		Weighted-Average	for Future Issuances
	Upon Exercise of		Exercise Price of	Under Equity Compensation
	Outstanding Options,		Outstanding Options,	Plans (Excluding Securities
	Warrants and Rights		Warrants and Rights	Reflected in Column (a))
Plan Category	(a)		(b)	(c)

Equity compensation plans approved by security holders(1)	247,304	(2)	$25.53	468,890	(3)
Equity compensation plans not approved by security holders	—		—	—

Total	247,304		$25.53	468,890

(1)	Consists of grants made under the 1996 Share Option Plan, 1997 Non-Employee Trustee Stock Option Plan, 2003 Long-Term Incentive Plan and 2003 Non-Employee Trustee Stock Option Plan.

(2)	Consists solely of outstanding options

(3)	Includes 410,890 securities available for issuance under the 2003 Long-Term Incentive Plan and 58,000 options available for issuance under the 2003 Non-Employee Trustee Stock Option Plan

Additional information required by this Item is incorporated herein by reference to our Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference to our Proxy Statement under the captions “Related Person Transactions,” and “Proposal 1-Election of Trustees — The Board of Trustees and Committees.”

Item 14.	Principal Accountant Fees and Services.

The information required by this Item is incorporated herein by reference to our Proxy Statement under the captions “Audit Committee Disclosure,” and “Report of the Audit Committee.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) (1) Consolidated financial statements. See “Item 8 — Financial Statements and Supplementary Data.”

(2) Financial statement schedule. See “Item 8 — Financial Statements and Supplementary Data.”

(3) Exhibits

3.1	Amended and Restated Declaration of Trust of the Company, dated October 2, 1997, incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.
3.2	Articles Supplementary Classifying 1,150,000 Preferred Shares of Beneficial Interest as 9.5% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest of the Company, dated November 8, 2002, incorporated by reference to Exhibit 4.1 to the Current Report of the Company on Form 8-K dated November 5, 2002.
3.3	Articles Supplementary of the Registrant Classifying 2,018,250 7.95% Series C Cumulative Convertible Preferred Shares of Beneficial Interest, dated May 31, 2004, incorporated by reference to Exhibit 2.3 to the Current Report of the Company on Form 8-K dated June 1, 2004.
3.4	By-Laws of the Company adopted October 2, 1997, incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.
10.1	1996 Share Option Plan of the Company, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1996.**
10.2	Employment Agreement, dated as of May 10, 1996, between the Company and Dennis Gershenson, incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1996.**
10.3	Noncompetition Agreement, dated as of May 10, 1996, between Dennis Gershenson and the Company, incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1996.**
10.4	Loan Agreement dated as of November 26, 1997 between Ramco Properties Associates Limited Partnership and Secore Financial Corporation relating to a $50,000,000 loan, incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.
10.5	Promissory Note dated November 26, 1997 in the aggregate principal amount of $50,000,000 made by Ramco Properties Associates Limited Partnership in favor of Secore Financial Corporation, incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.
10.6	Change of Venue Merger Agreement dated as of October 2, 1997 between the Company (formerly known as RGPT Trust, a Maryland real estate investment trust), and Ramco-Gershenson Properties Trust, a Massachusetts business trust, incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.
10.7	Promissory Note dated as of February 27, 1998 in the principal face amount of $15,225,000 made by A.T.C., L.L.C. in favor of GMAC Commercial Mortgage Corporation, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1998.

10.8	Deed of Trust and Security Agreement dated as of February 27, 1998 by A.T.C., L.L.C to Lawyers Title Insurance Company for the benefit of GMAC Commercial Mortgage Corporation relating to a $15,225,000 loan, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1998.
10.9	Assignment and Assumption Agreement dated as of October 8, 1998 among A.T.C., L.L.C., Ramco Virginia Properties, L.L.C., A.T. Center, Inc., Ramco-Gershenson Properties Trust and LaSalle National Bank, as trustee for the registered holders of GMAC Commercial Mortgage Securities, Inc. Mortgage Pass-Through Certificates, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1998.
10.10	Exchange Rights Agreement dated as of September 4, 1998 between Ramco-Gershenson Properties Trust, and A.T.C., L.L.C., incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1998.
10.11	Employment Agreement, dated as of April 16, 2001, between the Company and Joel Gershenson, incorporated by reference to Exhibit 10.48 to the Company’s Quarterly Report on Form 10-Q for the Period ended June 30, 2001.**
10.12	Employment Agreement, dated as of April 16, 2001, between the Company and Michael A. Ward, incorporated by reference to Exhibit 10.49 to the Company’s Quarterly Report on Form 10-Q for the Period ended June 30, 2001.**
10.13	Mortgage dated April 23, 2001 between Ramco Madison Center LLC and LaSalle Bank National Association relating to a $10,340,000 loan, incorporated by reference to Exhibit 10.51 to the Company’s Quarterly Report on Form 10-Q for the Period ended June 30, 2001.
10.14	Promissory Note, dated April 23, 2001, in the principal amount of $10,340,000 made by Ramco Madison Center LLC in favor of LaSalle Bank National Association, incorporated by reference to Exhibit 10.52 to the Company’s Quarterly Report on Form 10-Q for the Period ended June 30, 2001.
10.15	Limited Liability Company Agreement of Ramco/West Acres LLC., incorporated by reference to Exhibit 10.53 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2001.
10.16	Assignment and Assumption Agreement dated September 28, 2001 among Flint Retail, LLC and Ramco/West Acres LLC and State Street Bank and Trust for holders of J.P. Mortgage Commercial Mortgage Pass-Through Certificates, incorporated by reference to Exhibit 10.54 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2001.
10.17	Limited Liability Company Agreement of Ramco/Shenandoah LLC., Incorporated by reference to Exhibit 10.41 to the Company’s on Form 10-K for the year ended December 31, 2001.
10.18	Mortgage and Security Agreement, dated April 17, 2002 in the Principal amount of $13,000,000 between Ramco-Gershenson Properties, L.P. and Nationwide Life Insurance Company, incorporated by reference to Exhibit 10.43 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002.
10.19	Purchase and Sale Agreement, dated May 21, 2002 between Ramco-Gershenson Properties, L.P. and Shop Invest, LLC., incorporated by reference to Exhibit 10.46 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002.
10.20	Mortgage, Assignment of Leases and Rent, Security Agreement and Fixture Filing by Ramco/Crossroads at Royal Palm, LLC, as Mortgagor for the benefit of Solomon Brothers Realty Corp., as Mortgagee, for a $12,300,000 note, incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.
10.21	Fixed rate note dated July 12, 2002 made by Ramco/Crossroads at Royal Palm, LLC, as Maker, and Solomon Brothers Realty Corp., as payee in the amount of $12,300,000, incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.
10.22	Assumption and Modification Agreement dated May 6, 2003, in the amount of $4,161,352.92, between Ramco-Gershenson Properties, L.P. the mortgagor and Jackson National Life Insurance Company, mortgagee, incorporated by reference to Exhibit 10.52 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003.
10.23	First Amendment to Loan Agreement, dated May 6, 2003, among Ramco-Gershenson Properties, L.P. and Jackson National Life Insurance Company relating to a $4,161,352.92 loan, incorporated by reference to Exhibit 10.53 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003.

10.24	Ramco-Gershenson Properties Trust 2003 Long-Term Incentive Plan, incorporated by reference to Appendix B of the Company’s 2003 Proxy Statement filed on April 28, 2003.**
10.25	Ramco-Gershenson Properties Trust 2003 Non-Employee Trustee Stock Option Plan, incorporated by reference to Appendix C of the Company’s 2003 Proxy Statement filed on April 28, 2003.**
10.26	Fixed rate note dated June 30, 2003, between East Town Plaza, LLC and Citigroup Global Markets Realty Corp. in the amount of $12,100,000, incorporated by reference to Exhibit 10.56 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003.
10.27	Mortgage dated July 29, 2004 between Ramco Lantana LLC and KeyBank National Association relating to a $11,000,000 loan, incorporated by reference to Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
10.28	Consent and Assumption Agreement dated August 19, 2003, in the amount of $15,731,557, between Lakeshore Marketplace, LLC, and the seller, Ramco-Gershenson Properties, L.P. the guarantor and Wells Fargo Bank Minnesota, N.A., Trustee for the registered holders of Salomon Brothers Mortgage Securities VII, incorporated by reference to Exhibit 10.58 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
10.29	Loan Assumption Agreement dated December 18, 2003 in the amount of $8,880,865, between Hoover Eleven Center Company, the original borrower, Hoover Eleven Center Acquisition LLC and Hoover Eleven Center Investment LLC, new borrowers, Ramco-Gershenson Properties, L.P., sole member of new borrowers and Canada Life Insurance Company of America, the lender, incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
10.30	Loan Assumption Agreement dated December 18, 2003 in the amount of $3,500,000, between Hoover Annex Associates Limited Partnership, the original borrower, Hoover Annex Acquisition LLC and Hoover Annex Investment LLC, new borrowers, Ramco-Gershenson Properties, L.P., sole member of new borrowers and Canada Life Insurance Company of America, the lender, incorporated by reference to Exhibit 10.60 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
10.31	Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated October 1, 2003, in the amount of $25,000,000, between Chester Springs SC, LLC the mortgagor, and for the benefit of Citigroup Global Markets Realty Corp., the mortgagee, incorporated by reference to Exhibit 10.61 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
10.32	First Modification Agreement dated January 15, 2004, between Ben Mar, LLC, the old borrower, Ramco-Merchants Square LLC, the new borrower and Teachers Insurance and Annuity Association of America the lender, incorporated by reference to Exhibit 10.61 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004.
10.33	Guaranty agreement dated January 15, 2004 between Ramco-Gershenson Properties, L.P., the Guarantor, and Teachers Insurance and Annuity Association of America, the Lender, in connection with the modification agreement dated January 15, 2004, incorporated by reference to Exhibit 10.62 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004.
10.34	First Amendment to Employment Agreement, dated April 24, 2003 between Ramco-Gershenson Properties Trust and Bruce Gershenson, incorporated by reference to Exhibit 10.63 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004.**
10.35	Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated April 14, 2004 between Ramco Auburn Crossroads SPE LLC, as Mortgagor and Citigroup Global Markets Realty Corp as Mortgagee in the amount of $26,960,000, incorporated by reference to Exhibit 10.64 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.
10.36	Fixed rate note dated April 14, 2004 between Ramco Auburn Crossroads SPE LLC as Maker and Citigroup Global Markets Realty Corp as payee in the amount of $26,960,000, incorporated by reference to Exhibit 10.65 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.
10.37	Mortgage dated April 14, 2004 between Ramco Auburn Crossroads SPE LLC as Mortgagor and Citigroup Global Markets Realty Corp as Mortgagee in the amount of $7,740,000, incorporated by reference to Exhibit 10.66 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.
10.38	Fixed rate note dated April 14, 2004 between Ramco Auburn Crossroads SPE LLC as Maker and Citigroup Global Markets Realty Corp as payee in the amount of $7,740,000, incorporated by reference to Exhibit 10.67 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.

10.39	Contract of Sale and Purchase dated June 29, 2004 between Ramco Development LLC and NWC Glades 441, Inc., Diversified Invest II, LLC and Diversified Invest III, LLC in the amount of $126,000,000 to purchase Mission Bay Plaza and Plaza at Delray shopping centers, incorporated by reference to Exhibit 10.68 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004.
10.40	Assumption of Liability and Modification Agreement dated August 12, 2004 in the amount of $7,000,000, between Centre at Woodstock, LLC (“Borrower”), Ramco Woodstock LLC (“Purchaser”) and Wells Fargo Bank, N.A. as Trustee for registered holders of First Union Commercial Mortgage Trust Commercial Mortgage Pass-Through Certificates Fund Series 1999-C1 (“Lender”), incorporated by reference to Exhibit 10.69 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004.
10.41	Substitution of Guarantor, dated August 12, 2004 by Ramco-Gershenson Properties, L.P., James C. Wallace, Jr., and Wells Fargo Bank, N.A. as Trustee for registered holders of First Union Commercial Mortgage Trust Commercial Mortgage Pass-Through Certificates Fund Series 1999-C1 (“Lender”), incorporated by reference to Exhibit 10.70 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004.
10.42	Consent to Transfer of Property and Assumption of Amended and Restated Secured Promissory Note, Amended and Restated Deed to Secure Debt and Security Agreement, dated August 13, 2004, in the original amount of $14,216,000, by LaSalle Bank National Association, Trustee for Morgan Stanley Dean Witter Capital I Inc.; Commercial Mortgage Pass Through Certificates, Series 2001-TOP1, Lender; The Promenade at Pleasant Hill, L.P. as current Borrower; Ramco Promenade LLC, proposed Borrower, James C. Wallace, Current Guarantor and Ramco-Gershenson Properties L.P., the Proposed Guarantor, incorporated by reference Exhibit 10.59 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.
10.43	Reaffirmation and Consent to Transfer and Substitution of Indemnitor Agreement, dated September 7, 2004, in the original amount of $40,500,000, by Ramco-Gershenson Properties, L.P. as purchased and substitute indemnitor, Boca Mission, LLC, the original borrower, Investcorp Properties Limited, the original indemnitor, Diversified Invest II, LLC, the seller, NWC Glades 441, Inc. original principal, Ramco Boca SPC, Inc, the substitute principal, and LaSalle Bank National Association, the lender, incorporated by reference Exhibit 10.60 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.
10.44	Reaffirmation and Consent to Transfer and Substitution of Indemnitor Agreement, dated September 7, 2004, in the original amount of $43,250,000, by Ramco-Gershenson Properties, L.P. as purchaser and substitute indemnitor, Linton Delray, LLC, the borrower, Investcorp Properties Limited, the original indemnitor, Diversified Invest III, LLC, the seller, Delray Rental, Inc., original principal, Ramco Delray SPC, Inc, the substitute principal, and LaSalle Bank National Association, the lender, incorporated by reference Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.
10.45	Amended and Restated Limited Partnership Agreement of Ramco/Lion Venture LP, dated as of December 29, 2004, by Ramco-Gershenson Properties, L.P., as a limited partner, Ramco Lion LLC, as a general partner, CLPF-Ramco, L.P. as a limited partner, and CLPF-Ramco GP, LLC as a general partner, incorporated by reference Exhibit 10.62 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.
10.46	Summary of Trustee Compensation Structure, incorporated by reference Exhibit 10.65 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.**
10.47	Form of Nonstatutory Stock Option Agreement, incorporated by reference Exhibit 10.66 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.**
10.48	Second Amended and Restated Limited Liability Company Agreement of Ramco Jacksonville LLC, dated March 1, 2005, by Ramco-Gershenson Properties , L.P. and SGC Equities LLC., incorporated by reference Exhibit 10.65 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2005.
10.49	Letter of Agreement, dated June 1, 2005, between Ramco-Gershenson Properties Trust and Richard Gershenson, incorporated by reference Exhibit 10.66 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2005.

10.50		Unsecured Master Loan Agreement, dated December 13, 2005 among Ramco-Gershenson Properties, L.P., as Borrower, Ramco-Gershenson Properties Trust, as Guarantor, KeyBank National Association, as Bank, The Other Banks Which are a Party or may become Parties to this Agreement, KeyBank National Association, as Agent, KeyBank Capital Markets, as Sole Lead Manager and Arranger, JPMorgan Chase Bank, N.A. and Bank of America, N.A. as Co-Syndication Agents, and Deutsche Bank Trust Company Americas, as Documentation Agent, incorporated by reference to Exhibit 10-1 to Registrant’s Form 8-K dated December 13, 2005.
10.51		Unconditional Guaranty of Payment and Performance, dated December 13, 2005, between Ramco-Gershenson Properties Trust, the Guarantor and KeyBank National Association, and certain other lenders, as Banks, incorporated by reference to Exhibit 10-2 to Registrant’s Form 8-K dated December 13, 2005.
10.52		Unsecured Term Loan Agreement, dated December 21, 2005 among Ramco-Gershenson Properties, L.P., as Borrower, Ramco-Gershenson Properties Trust, as Guarantor, KeyBank National Association, as a Bank, The Other Banks Which are a Party or may become Parties to this Agreement, KeyBank National Association, as Agent, KeyBank Capital Markets, as Sole Lead Manager and Arranger, JPMorgan Chase Bank, N.A. and Bank of America, N.A. as Co-Syndication Agents, incorporated by reference to Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.
10.53		Unconditional Guaranty of Payment and Performance, dated December 21, 2005, between Ramco-Gershenson Properties Trust, the Guarantor and KeyBank National Association, and certain other lenders, as Banks, incorporated by reference to Exhibit 10.53 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.
10.54		Employment Agreement, dated as of February 24, 2006, between the Company and Thomas Litzler, incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K dated February 24, 2006**
10.55		Form of Restricted Stock Award Agreement Under 2003 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K dated June 16, 2006**.
10.56		Form of Trustee Stock Option Award Agreement Under 2003 Non-Employee Trustee Stock Option Plan, incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K dated June 16, 2006**.
12	.1*	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
21	.1*	Subsidiaries.
23	.1*	Consent of Grant Thornton LLP.
23	.2*	Consent of Deloitte & Touche LLP.
31	.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of Chief Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	Management contract or compensatory plan or arrangement

15(b) The exhibits listed at item 15(a)(3) that are noted ‘filed herewith’ are hereby filed with this report.

15(c) The financial statement schedules listed at Item 15(a)(2) are hereby filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ramco-Gershenson Properties Trust

By:	/s/ Dennis E. Gershenson
Dennis E. Gershenson,
Chairman, President, and Chief Executive Officer
Dated: March 6, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of registrant and in the capacities and on the dates indicated.

Dated: March 6, 2007	By: /s/ Dennis E. Gershenson Dennis E. Gershenson, Trustee, Chairman, President and Chief Executive Officer (Principal Executive Officer)

Dated: March 6, 2007	By: /s/ Stephen R. Blank Stephen R. Blank, Trustee

Dated: March 6, 2007	By: /s/ Arthur H. Goldberg Arthur H. Goldberg, Trustee

Dated: March 6, 2007	By: /s/ Robert A. Meister Robert A. Meister, Trustee

Dated: March 6, 2007	By: /s/ Joel M. Pashcow Joel M. Pashcow, Trustee

Dated: March 6, 2007	By: /s/ Mark K. Rosenfeld Mark K. Rosenfeld, Trustee

Dated: March 6, 2007	By: /s/ Michael A. Ward Michael A. Ward, Trustee

Dated: March 6, 2007	By: /s/ Richard J. Smith Richard J. Smith, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees of
Ramco-Gershenson Properties Trust

We have audited the accompanying consolidated balance sheets of Ramco-Gershenson Properties Trust and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income and comprehensive income, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ramco-Gershenson Properties Trust and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company has adopted Financial Accounting Standards Board Statement No. 123R, “Share Based Payments,” (“SFAS 123R”) in 2006.

Our audit was conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in Item 15 is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Ramco-Gershenson Properties Trust and subsidiaries internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 2, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  Grant Thornton LLP

Southfield, Michigan
March 2, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees of
Ramco-Gershenson Properties Trust
Farmington Hills, Michigan

We have audited the consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows of Ramco-Gershenson Properties Trust (the Company) for the year ended December 31, 2004. Our audit also included the 2004 information included in the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Ramco-Gershenson Properties Trust for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the 2004 information included in such financial statement schedule, when considered in relation to the basic 2004 consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/  Deloitte & Touche LLP

Detroit, Michigan
March 25, 2005 (March 5, 2007 as to the effects of the
discontinued operations described in Note 3)

RAMCO-GERSHENSON PROPERTIES TRUST

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(In thousands, except
	per share amounts)

ASSETS
Investment in real estate, net	$897,975	$922,103
Real estate assets held for sale	—	61,995
Cash and cash equivalents	11,550	7,136
Restricted cash	7,772	7,793
Accounts receivable, net	33,692	32,341
Equity investments in and advances to unconsolidated entities	75,824	53,398
Other assets, net	38,057	40,509

Total Assets	$1,064,870	$1,125,275

LIABILITIES AND SHAREHOLDERS’ EQUITY
Mortgages and notes payable	$676,225	$724,831
Accounts payable and accrued expenses	26,424	31,353
Distributions payable	10,391	10,316
Capital lease obligation	7,682	7,942

Total Liabilities	720,722	774,442
Minority Interest	39,565	38,423
SHAREHOLDERS’ EQUITY
Preferred Shares of Beneficial Interest, par value $0.01, 10,000 shares authorized:
9.5% Series B Cumulative Redeemable Preferred Shares; 1,000 issued and outstanding, liquidation value of $25,000	23,804	23,804
7.95% Series C Cumulative Convertible Preferred Shares; 1,889 issued as of December 31, 2006 and 2005, 1,888 and 1,889 outstanding as of December 31, 2006 and 2005, respectively, liquidation value of $53,808 and $53,837 as of December 31, 2006 and 2005, respectively	51,714	51,741
Common Shares of Beneficial Interest, par value $0.01, 45,000 shares authorized; 16,580 and 16,847 issued and outstanding as of December 31, 2006 and 2005, respectively	166	168
Additional paid-in capital	335,738	343,011
Accumulated other comprehensive income (loss)	247	(44)
Cumulative distributions in excess of net income	(107,086)	(106,270)

Total Shareholders’ Equity	304,583	312,410

Total Liabilities and Shareholders’ Equity	$1,064,870	$1,125,275

See notes to consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31,
	2006	2005	2004
	(In thousands, except
	per share amounts)

REVENUES
Minimum rents	$100,494	$95,163	$86,983
Percentage rents	922	749	869
Recoveries from tenants	42,165	39,466	33,873
Fees and management income	5,676	5,478	2,506
Other income	3,992	4,023	1,926

Total revenues	153,249	144,879	126,157

EXPENSES
Real estate taxes	20,903	18,334	16,651
Recoverable operating expenses	23,377	22,023	19,256
Depreciation and amortization	32,675	30,572	25,870
Other operating	3,717	3,261	1,665
General and administrative	13,000	13,509	11,145
Interest expense	45,409	42,421	34,525

Total expenses	139,081	130,120	109,112

Operating income	14,168	14,759	17,045
Impairment of investment in unconsolidated entity	—	—	(4,775)

Income from continuing operations before gain on sale of real estate assets, minority interest and earnings from unconsolidated entities	14,168	14,759	12,270
Gain on sale of real estate assets, net of taxes of $2,253 and $298 in 2006 and 2005, respectively	23,388	1,136	2,408
Minority interest	(6,241)	(2,833)	(2,269)
Earnings from unconsolidated entities	3,002	2,400	180

Income from continuing operations	34,317	15,462	12,589

Discontinued operations, net of minority interest:
Gain on sale of property	914	—	—
Income from operations	393	3,031	2,531

Income from discontinued operations	1,307	3,031	2,531

Net income	35,624	18,493	15,120
Preferred stock dividends	(6,655)	(6,655)	(4,814)

Net income available to common shareholders	$28,969	$11,838	$10,306

Basic earnings per share:
Income from continuing operations	$1.66	$0.52	$0.46
Income from discontinued operations	0.08	0.18	0.15

Net income	$1.74	$0.70	$0.61

Diluted earnings per share:
Income from continuing operations	$1.65	$0.52	$0.46
Income from discontinued operations	0.08	0.18	0.14

Net income	$1.73	$0.70	$0.60

Basic weighted average shares outstanding	16,665	16,837	16,816

Diluted weighted average shares outstanding	16,718	16,880	17,031

COMPREHENSIVE INCOME
Net income	$35,624	$18,493	$15,120
Other comprehensive income:
Unrealized gains (losses) on interest rate swaps	291	(264)	1,318

Comprehensive income	$35,915	$18,229	$16,438

See notes to consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share amounts)

				Accumulated	Cumulative
		Common	Additional	Other	Distributions	Total
	Preferred	Stock Par	Paid-In	Comprehensive	in Excess of	Shareholders’
	Stock	Value	Capital	Income (Loss)	Net Income	Equity

Balance, January 1, 2004	$23,804	$167	$342,127	$(1,098)	$(70,682)	$294,318
Cash distributions declared					(28,263)	(28,263)
Preferred shares dividends declared					(4,814)	(4,814)
Stock options exercised		1	592			593
Issuance of Series C Preferred Shares	51,741					51,741
Net income and comprehensive income				1,318	15,120	16,438

Balance, December 31, 2004	75,545	168	342,719	220	(88,639)	330,013
Cash distributions declared					(29,469)	(29,469)
Preferred shares dividends declared					(6,655)	(6,655)
Stock options exercised			292			292
Net income and comprehensive income				(264)	18,493	18,229

Balance, December 31, 2005	75,545	168	343,011	(44)	(106,270)	312,410
Cash distributions declared					(29,785)	(29,785)
Preferred shares dividends declared					(6,655)	(6,655)
Stock options exercised			298			298
Share-based compensation expense			204			204
Conversion of Series C Preferred Shares to common shares	(27)		27			—
Repurchase and retirement of common shares		(2)	(7,802)			(7,804)
Net income and comprehensive income				291	35,624	35,915

Balance, December 31, 2006	$75,518	$166	$335,738	$247	$(107,086)	$304,583

See notes to consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Cash Flows from Operating Activities:
Net income	$35,624	$18,493	$15,120
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,675	30,572	25,870
Amortization of deferred financing costs	1,129	2,286	1,291
Gain on sale of real estate assets	(23,388)	(1,136)	(2,408)
Write-off of development costs	—	926	—
Earnings from unconsolidated entities	(3,002)	(2,400)	(180)
Discontinued operations	(393)	(3,031)	(2,531)
Impairment of investment in unconsolidated entity	—	—	4,775
Minority interest	6,241	2,833	2,269
Distributions received from unconsolidated entities	2,872	1,964	468
Lease incentive received	—	—	713
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(986)	(5,062)	(177)
Other assets	1,782	(4,266)	(4,972)
Accounts payable and accrued expenses	(5,324)	(1,153)	1,558

Net Cash Provided by Continuing Operating Activities	47,230	40,026	41,796
Gain on Sale of Discontinued Operations	(914)	—	—
Operating Cash from Discontinued Operations	469	4,579	4,591

Net Cash Provided by Operating Activities	46,785	44,605	46,387

Cash Flows from Investing Activities:
Real estate developed or acquired, net of liabilities assumed	(50,424)	(59,468)	(119,084)
Investment in and advances to unconsolidated entities	(22,886)	(45,383)	(6,547)
Proceeds from sales of real estate assets	31,948	9,441	20,068
Change in restricted cash	21	(558)	(896)
Proceeds from sale of property to joint ventures	36,454	—	—
Payments on note receivable from joint venture	—	9,451	—

Net Cash Used In Continuing Investing Activities	(4,887)	(86,517)	(106,459)
Investing Cash from Discontinued Operations	47,000	—	—

Net Cash Provided by (Used In) Investing Activities	42,113	(86,517)	(106,459)

Cash Flows from Financing Activities:
Cash distributions to shareholders	(29,737)	(29,167)	(28,249)
Cash distributions to operating partnership unit holders	(5,214)	(5,075)	(4,920)
Cash dividends paid on preferred shares	(6,655)	(6,655)	(3,744)
Paydown of unsecured revolving credit facility	(135,658)	(17,300)	—
Paydown of unsecured subordinated term loan	(15,108)	—	—
Paydown of secured term loan	(6,260)	(40,950)	(46,050)
Principal repayments on mortgages payable	(15,437)	(290,277)	(50,792)
Payments for deferred financing costs	(413)	(1,526)	(3,175)
Distributions to minority partners	(88)	(175)	(66)
Borrowings on unsecured revolving credit facility	101,608	240,200	—
Borrowings on unsecured subordinated term loan	25,000	—	—
Borrowings on secured term loan	10,900	—	104,300
Reduction of capitalized lease obligation	(260)	—	—
Proceeds from mortgages payable	344	191,871	34,700
Purchase and retirement of common shares	(7,804)	—	—
Net proceeds from issuance of preferred shares	—	—	51,741
Proceeds from exercise of stock options	298	292	593

Net Cash (Used in) Provided by Financing Activities	(84,484)	41,238	54,338

Net Increase (Decrease) in Cash and Cash Equivalents	4,414	(674)	(5,734)
Cash and Cash Equivalents, Beginning of Period	7,136	7,810	13,544

Cash and Cash Equivalents, End of Period	$11,550	$7,136	$7,810

Supplemental Cash Flow Disclosure, including Non-Cash Activities:
Cash paid for interest during the period	$43,871	$40,453	$33,742
Capitalized interest	1,431	741	692
Assumed debt of acquired property and joint venture interests	7,521	—	136,919
Assets contributed to joint venture entity	—	7,994	—
Increase (decrease) in fair value of interest rate swaps	291	(264)	1,318

See notes to consolidated financial statements

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006, 2005 and 2004
(Dollars in thousands)

1.	Organization and Summary of Significant Accounting Policies

Ramco-Gershenson Properties Trust, together with its subsidiaries (the “Company”), is a real estate investment trust (“REIT”) engaged in the business of owning, developing, acquiring, managing and leasing community shopping centers, regional malls and single tenant retail properties. At December 31, 2006, the Company had a portfolio of 81 shopping centers, with approximately 18,300,000 square feet of gross leaseable area (“GLA”), located in the Midwestern, Southeastern and Mid-Atlantic regions of the United States. The Company’s centers are usually anchored by discount department stores or supermarkets and the tenant base consists primarily of national and regional retail chains and local retailers. The Company’s credit risk, therefore, is concentrated in the retail industry.

The economic performance and value of the Company’s real estate assets are subject to all the risks associated with owning and operating real estate, including risks related to adverse changes in national, regional and local economic and market conditions. The economic condition of each of the Company’s markets may be dependent on one or more industries. An economic downturn in one of these industries may result in a business downturn for the Company’s tenants, and as a result, these tenants may fail to make rental payments, decline to extend leases upon expiration, delay lease commencements or declare bankruptcy.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority owned subsidiary, the Operating Partnership, Ramco-Gershenson Properties, L.P. (85.0%, 85.2%, and 85.2% owned by the Company at December 31, 2006, 2005 and 2004, respectively), and all wholly owned subsidiaries, including bankruptcy remote single purpose entities and all majority owned joint ventures over which the Company has control. Investments in real estate joint ventures for which the Company has the ability to exercise significant influence over, but for which the Company does not have financial or operating control, are accounted for using the equity method of accounting. Accordingly, the Company’s share of the earnings of these joint ventures is included in consolidated net income. All intercompany accounts and transactions have been eliminated in consolidation.

The Operating Partnership owns 100% of the non-voting and voting common stock of Ramco-Gershenson, Inc. (“Ramco”), and therefore it is included in the consolidated financial statements. Ramco has elected to be a taxable REIT subsidiary for federal income tax purposes. Ramco provides property management services to the Company and to other entities. See Note 20 for management fees earned from related parties.

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

Listed below are certain significant estimates and assumptions used in the preparation of the Company’s consolidated financial statements.

Allowance for Doubtful Accounts

The Company provides for bad debt expense based upon the allowance method of accounting. The Company monitors the collectibility of its accounts receivable (billed, unbilled and straight-line) from specific tenants, and analyzes historical bad debts, customer credit worthiness, current economic trends and changes in tenant payment terms when evaluating the adequacy of the allowance for bad debts. When tenants are in bankruptcy, the Company makes estimates of the expected recovery of pre-petition and post-petition claims. The period to resolve these claims can exceed one year. Accounts receivable in the accompanying balance sheet is shown net of an allowance for doubtful accounts of $2,913 and $2,017 as of December 31, 2006 and 2005, respectively.

	2006	2005	2004

Allowance for doubtful accounts:
Balance at beginning of year	$2,017	$1,143	$873
Charged to Expense	1,585	1,315	410
Write offs	(689)	(441)	(140)

Balance at end of year	$2,913	$2,017	$1,143

Accounting for the Impairment of Long-Lived Assets and Equity Investments

The Company periodically reviews whether events and circumstances subsequent to the acquisition or development of long-lived assets, or intangible assets subject to amortization, have occurred that indicate the remaining estimated useful lives of those assets may warrant revision or that the remaining balance of those assets may not be recoverable. If events and circumstances indicate that the long-lived assets should be reviewed for possible impairment, the Company uses projections to assess whether future cash flows, on a non-discounted basis, for the related assets are likely to exceed the recorded carrying amount of those assets to determine if a write-down is appropriate. For investments accounted for on the equity method, the Company considers whether declines in the fair value of the investment below its carrying amount are other than temporary. If the Company identifies an impairment, it reports a loss to the extent that the carrying value of an impaired asset exceeds its fair value as determined by valuation techniques appropriate in the circumstances.

In determining the estimated useful lives of intangibles assets with finite lives, the Company considers the nature, life cycle position, and historical and expected future operating cash flows of each asset, as well as its commitment to support these assets through continued investment.

During 2004, the Company recognized an impairment loss of $4,775 related to its 10% investment in PLC Novi West Development. This investment was accounted for on the equity method of accounting. There were no impairment charges for the years ended December 31, 2006 or 2005. See Note 15.

Revenue Recognition

Shopping center space is generally leased to retail tenants under leases which are accounted for as operating leases. The Company recognizes minimum rents on the straight-line method over the terms of the leases, commencing when the tenant takes possession of the space, as required under Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases.” Certain of the leases also provide for additional revenue based on contingent percentage income, which is recorded on an accrual basis once the specified target that triggers this type of income is achieved. The leases also typically provide for tenant recoveries of common area maintenance, real estate taxes and other operating expenses. These recoveries are recognized as revenue in the period the applicable costs are incurred. Revenue from fees and management income are recognized in the period in which the services have been provided and the earnings process is complete. Lease termination income is recognized when a lease termination agreement is executed by the parties and the tenant vacates the space.

Straight line rental income was greater than the current amount required to be paid by the Company’s tenants by $2,139, $1,328 and $1,914 for the years ended December 31, 2006, 2005 and 2004, respectively.

Revenues from the Company’s largest tenant, TJ Maxx/Marshalls, amounted to 3.7% of its annualized base rent for the year ended December 31, 2006. During 2005 and 2004, revenues from the Company’s largest tenant, Wal-Mart, amounted to 3.8% and 5.1% of its annualized base rent, respectively.

Gain on sale of properties and other real estate assets are recognized when it is determined that the sale has been consummated, the buyer’s initial and continuing investment is adequate, the Company’s receivable, if any, is not subject to future subordination, and the buyer has assumed the usual risks and rewards of ownership of the assets.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Income Tax Status

The Company conducts its operations with the intent of meeting the requirements applicable to a REIT under sections 856 through 860 of the Internal Revenue Code. In order to maintain its qualification as a REIT, the Company is required to distribute annually at least 90% of its REIT taxable income, excluding net capital gain, to its shareholders. As long as the Company qualifies as a REIT and distributes 100% of its REIT taxable income, including net capital gain, it will generally not be liable for federal corporate income taxes.

Certain of the Company’s operations, including property management and asset management, as well as ownership of land held for sale, are conducted through taxable REIT subsidiaries, (each, a “TRS”). A TRS is a C corporation that has filed a joint election with the REIT to be taxed as a TRS. The Company uses the TRS format to facilitate its ability to provide certain services and conduct certain activities that are not generally considered as qualifying REIT activities.

Ramco River City, Inc. is a TRS that owns land adjacent to the Company’s River City Marketplace development. During the years ended December 31, 2006 and 2005, Ramco River City, Inc. sold various land parcels at a gain, resulting in both a federal and state tax liability. These tax liabilities have been netted against the gain on sale of real estate assets in the Company’s consolidated statements of income for the years ended December 31, 2006 and 2005.

Real Estate

The Company records real estate assets at cost less accumulated depreciation. Direct costs incurred for the acquisition, development and construction of properties are capitalized. For redevelopment of an existing operating property, the undepreciated net book value plus the direct costs for the construction incurred in connection with the redevelopment are capitalized to the extent such costs do not exceed the estimated fair value when complete.

Depreciation is computed using the straight-line method and estimated useful lives for buildings and improvements of 40 years and equipment and fixtures of 5 to 10 years. Expenditures for improvements to tenant spaces are capitalized as part of buildings and improvements and are amortized over the life of the initial term of each lease. The Company commences depreciation of the asset once the improvements have been completed and the premise is ready to open. Expenditures for normal, recurring, or periodic maintenance are charged to expense when incurred. Renovations which improve or extend the life of the asset are capitalized.

Real Estate Assets Held for Sale

The Company classifies real estate assets as held for sale only after the Company has received approval by its Board of Trustees, has commenced an active program to sell the assets, and in the opinion of the Company’s management it is probable the asset will be sold within the next 12 months.

Other Assets

Other assets consist primarily of prepaid expenses, proposed development and acquisition costs, financing and leasing costs. Financing and leasing costs are amortized using the straight-line method over the terms of the respective agreements. Should a tenant terminate its lease, the unamortized portion of the leasing cost is expensed. Unamortized financing costs are expensed when the related agreements are terminated before their scheduled maturity dates. Proposed development and acquisition costs are deferred and transferred to construction in progress when development commences or expensed if development is not considered probable.

Purchase Accounting for Acquisitions of Real Estate and Other Assets

Acquired real estate assets have been accounted for using the purchase method of accounting and accordingly, the results of operations are included in the consolidated statements of income from the respective dates of acquisition. The Company allocated the purchase price to (i) land and buildings based on management’s internally prepared estimates and (ii) identifiable intangible assets or liabilities generally consisting of above-market and below-market leases and in-place leases, which are included in other assets or accrued expenses in the consolidated balance sheets. The Company uses estimates of fair value based on estimated cash flows, using appropriate discount rates, and other valuation techniques, including management’s analysis of comparable properties in the existing portfolio, to allocate the purchase price to acquired tangible and intangible assets. Liabilities assumed generally consist of mortgage debt on the real estate assets acquired. Assumed debt with a stated interest rate that is significantly different from market interest rates for similar debt instruments is recorded at its fair value based on estimated market interest rates at the date of acquisition.

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

The aggregate fair value of other intangible assets consisting of in-place, at market leases, is estimated based on internally developed methods to determine the respective property values. Factors considered by management in their analysis include an estimate of costs to execute similar leases and operating costs saved.

The fair value of above-market in-place leases and the fair value of other intangible assets acquired are recorded as identified intangible assets, included in other assets, and are amortized as reductions of rental revenue over the initial term of the respective leases. The fair value of below-market in-place leases are recorded as deferred credits and are amortized as additions to rental income over the initial terms of the respective leases. Should a tenant terminate its lease, the unamortized portion of the in-place lease value would be expensed or taken to income immediately as appropriate.

Investments in Unconsolidated Entities

The Company accounts for its investments in unconsolidated entities using the equity method of accounting, as the Company exercises significant influence over, but does not control, these entities. In assessing whether or not the Company controls an entity, it applies the criteria of FIN 46R, “Consolidation of Variable Interest Entities.” Variable interest entities within the scope of FIN 46R are required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both. The Company has evaluated the applicability of FIN 46R to its investments in and advances to its joint ventures and has determined that these ventures do not meet the requirements of a variable interest entity and, therefore, consolidation of these ventures is not required. The Company’s investments in unconsolidated entities are initially recorded at cost, and subsequently adjusted for equity in earnings and cash contributions and distributions.

Derivative Financial Instruments

The Company recognizes all derivative financial instruments in the consolidated financial statements at fair value. Changes in fair value of derivative financial instruments that qualify for hedge accounting are recorded in stockholders’ equity as a component of accumulated other comprehensive income or loss.

In managing interest rate exposure on certain floating rate debt, the Company at times enters into interest rate protection agreements. The Company does not utilize these arrangements for trading or speculative purposes. The differential between fixed and variable rates to be paid or received is accrued monthly, and recognized currently in the consolidated statements of income. The Company is exposed to credit loss in the event of non-performance by the counter party to the interest rate swap agreements; however, the Company does not anticipate non-performance by the counter party.

Recognition of Stock-Based Compensation Expense

On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments” (“SFAS 123R”). This Statement requires the Company to recognize the cost of its employee stock option awards in its consolidated statement of income based upon the grant date fair value. According to SFAS 123R, the total cost of the Company’s share-based awards is equal to their grant date fair value and is recognized on a straight-line basis over the service periods of the awards. The Company adopted the fair value recognition provisions of SFAS 123R using the modified prospective transition method. Under the modified prospective transition method, the Company began to recognize as expense the cost of unvested awards outstanding as of January 1, 2006.

Prior to January 1, 2006, the Company accounted for share-based payments under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” (“APB 25”). Under APB 25, compensation cost was not recognized for options granted because the exercise price of options granted was equal to the market value of the Company’s common shares on the grant date.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123R to stock-based employee compensation for the years ended December 31, 2005 and 2004:

	Year Ended December 31,
	2005	2004

Net Income, as reported	$18,493	$15,120
Add: Stock-based employee compensation included in reported net income	341	359
Less: Total stock-based employee compensation expense determined under fair value method for all awards	(345)	(135)

Pro forma net income	$18,489	$15,344

Earnings per share:
Basic — as reported	$0.70	$0.61

Basic — pro forma	$0.70	$0.63

Diluted — as reported	$0.70	$0.60

Diluted — pro forma	$0.70	$0.62

Reclassifications

Certain reclassifications of 2005 and 2004 amounts have been made in order to conform to 2006 presentation.

2.	Recent Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an Amendment of FASB Statements No. 133 and 140.” This Statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” This Statement permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. SFAS No. 155 is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — an Amendment of SFAS No. 140.” This Statement (a) requires an entity in certain situations to recognize a servicing asset or serving liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract, (b) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, (c) permits an entity to choose either the amortization method or fair value measurement method for each class of separately recognized servicing assets and liabilities, (d) permits, at its initial adoption, a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value, and (e) requires presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing rights. Entities are required to adopt this Statement as of the beginning of their first fiscal year that begins after September 15, 2006. SFAS No. 156 is not expected to have a material impact on the Company’s consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109”. Interpretation 48, which clarifies Statement No. 109, “Accounting for Income Taxes,” establishes the criterion that an individual tax position has to meet for some or all of the benefits of that position to be recognized in the Company’s financial statements. On initial application, Interpretation 48 will be applied to all tax positions for which the statute of limitations remains open. Only tax positions that meet the more-likely-than-not recognition threshold at the adoption date will be recognized or continue to be recognized. The cumulative effect of applying Interpretation 48 will be reported as an adjustment to retained earnings at the beginning of the period in which it is adopted. Interpretation 48 is effective for fiscal years beginning after December 15, 2006, and will be adopted by the Company on January 1, 2007. The Company has not yet fully completed its evaluation of the impact Interpretation 48 will have on its financial position and results of operations when adopted. However, the Company does not believe that the final adoption of Interpretation 48 will have a material impact on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosure about fair value measurements. This Statement does not require any new fair value measurements. However, for some entities the application of this Statement will change current practice with respect to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not yet determined the impact of adopting SFAS No. 157 on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is effective as of the beginning of an entity’s fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, “Fair Value Measurements.” The Company has not yet determined the impact of adopting SFAS No. 159 on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108, which expresses the SEC staff’s views regarding the process of quantifying financial statement misstatements. SAB No. 108 discusses two approaches for accumulating and quantifying misstatements, the “rollover” and “iron curtain” approaches. The rollover approach quantifies a misstatement based on the amount of the misstatement originating in a registrant’s current year income statement. The iron curtain approach quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origination. The SEC Staff indicated that registrants must quantify the impact of correcting all misstatements by quantifying misstatements under both the rollover and iron curtain approach and by evaluating the error measured under each approach. The Company has considered the guidance in SAB No. 108, and has determined that the guidance in SAB No. 108 does not materially impact its consolidated financial statements for any of the three years ended December 31, 2006.

3.	Real Estate Assets Held for Sale

As of December 31, 2005, nine properties were classified as Real Estate Assets Held for Sale in the Company’s consolidated balance sheet when it was determined that the assets were in markets which were no longer consistent with the long-term objectives of the Company and a formal plan to sell the properties was initiated. These properties were located in eight states and had an aggregate GLA of approximately 1.3 million square feet. The properties had an aggregate cost of $75,794 and were presented net of accumulated depreciation of $13,799 as of December 31, 2005.

On January 23, 2006, the Company sold seven of these shopping centers held for sale for $47,000 in aggregate, resulting in a gain of approximately $914, net of minority interest. The shopping centers, which were sold as a portfolio to an unrelated third party, include: Cox Creek Plaza in Florence, Alabama; Crestview Corners in Crestview, Florida; Cumberland Gallery in New Tazewell, Tennessee; Holly Springs Plaza in Franklin, North Carolina; Indian Hills in Calhoun, Georgia; Edgewood Square in North Augusta, South Carolina; and Tellico Plaza in Lenoir City, Tennessee. The proceeds from the sale were used to repay the Company’s Unsecured Revolving Credit Facility. All periods presented reflect the operations of these seven properties as discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Total revenue for the seven properties was $542, $5,714, and $5,738 for the years ended December 31, 2006, 2005, and 2004, respectively.

During March 2006, the Company decided not to continue to actively market for sale the two unsold properties. In accordance with SFAS No. 144, the two properties are no longer classified as held for sale in the consolidated balance sheet and the results of their operations are included in income from continuing operations for all periods presented.

As of December 31, 2006, the Company has not classified any properties as Real Estate Assets Held for Sale in its consolidated balance sheet.

4.	Accounts Receivable, Net

Accounts receivable includes $14,687 and $13,098 of unbilled straight-line rent receivables at December 31, 2006 and December 31, 2005, respectively.

Accounts receivable at December 31, 2006 and 2005 includes $2,886 and $4,129, respectively, due from Atlantic Realty Trust (“Atlantic”) for reimbursement of tax deficiencies and interest related to the Internal Revenue Service (“IRS”) examination of the Company’s taxable years ended December 31, 1991 through 1995. Under terms of the tax agreement the Company entered into with Atlantic (“Tax Agreement”), Atlantic assumed all of the Company’s liability for tax and interest arising out of that IRS examination. See Note 21.

Effective March 31, 2006, Atlantic was merged into (acquired by) SI 1339, Inc., a wholly owned subsidiary of Kimco Realty Corporation (“Kimco”), with SI 1339, Inc. continuing as the surviving corporation. By way of the merger, SI 1339, Inc. acquired Atlantic’s assets, subject to its liabilities, including its obligations to the Company under the Tax Agreement. See Note 21.

5.	Investment in Real Estate, Net

Investment in real estate, net at December 31 consists of the following:

	2006	2005

Land	$132,327	$136,843
Buildings and improvements	905,669	887,251
Construction in progress	10,606	23,210

	1,048,602	1,047,304
Less: accumulated depreciation	(150,627)	(125,201)

Investment in real estate, net	$897,975	$922,103

6.	Property Acquisitions and Dispositions

Acquisitions:

The Company acquired three properties during 2006 at an aggregate cost of $20,479. The Company acquired one property during 2005 at an aggregate cost of $22,400 and eight properties during 2004 at an aggregate cost of $248,400, including the assumption of approximately $126,500 of mortgage indebtedness. The Company allocated the purchase price of acquired property between land, building and other identifiable intangible assets and liabilities, such as amounts related to in-place leases and acquired below-market leases.

			Purchase	Debt
Acquisition Date	Property Name	Property Location	Price	Assumed

2006:
April	Paulding Pavilion	Hiram, GA	$8,379	$—
August	Collins Pointe Plaza**	Cartersville, GA	6,250	—
November	Aquia Towne Center II	Stafford, VA	5,850	—

Total			$20,479	$—

2005:
December	Kissimmee West	Kissimmee, FL	$22,400	$—
2004:
January	Merchants’ Square	Carmel, IN	37,300	23,100
August	Promenade at Pleasant Hill	Duluth, GA	24,500	13,800
August	Centre at Woodstock	Woodstock, GA	12,000	5,800
September	Mission Bay Plaza	Boca Raton, FL	60,800	40,500
September	Plaza at Delray	Delray Beach, FL	65,800	43,300
December	Village Plaza*	Lakeland, FL	15,500	—
December	Treasure Coast Commons*	Jensen Beach, FL	14,000	—
December	Vista Plaza*	Jensen Beach, FL	18,500	—

			$248,400	$126,500

*	Ramco/Lion Venture LP acquired the three Florida properties in December 2004. Subsequent to the acquisition, the Company admitted an investor into the entity and its ownership percentage in Ramco/Lion Venture LP decreased to 30%. See Note 7.

**	The Operating Partnership acquired Collins Pointe Plaza in April 2006. Subsequent to the acquisition, the Operating Partnership sold Collins Pointe Plaza to a joint venture in which the Operating Partnership holds a 20% ownership percentage.

At December 31, 2006 and 2005, $5,776 and $7,228, respectively, of intangible assets, net of accumulated amortization of $3,735 and $2,765, respectively, are included in other assets, in the consolidated balance sheets. Of this amount, approximately $3,669 and $4,788, respectively, was attributable to in-place leases, principally lease origination costs, such as legal fees and leasing commissions, and $2,107 and $2,440, respectively, was attributable to above-market leases. Included in accrued expenses are intangible liabilities related to below-market leases of $1,761 and $2,238, respectively, and an adjustment to increase debt to fair market value in the amount of $727 and $1,699. The lease-related intangible assets and liabilities are being amortized over the terms of the acquired leases, which resulted in additional net rental revenue of $123, $164, and $125 for the years ended December 31, 2006, 2005 and 2004, respectively. The fair market value adjustment of debt decreased interest expense by $267 and $274, respectively, for the years ended December 31, 2006 and 2005. Due to existing contacts and relationships with tenants at the Company’s currently owned properties, no value has been ascribed to tenant relationships at the acquired properties.

Dispositions:

In January 2006, the Company sold seven shopping centers held for sale for $47,000 in aggregate, resulting in a gain of approximately $914, net of minority interest. See Note 3.

During 2006, the Company sold its ownership interests in Collins Pointe Plaza, Crofton Centre, and Merchants Square to two separate joint ventures in which it has a 20% ownership interest. In connection with the sale of these centers to the joint ventures, the Company recognized a gain of $19,162, which represents the gain on the 80% proportionate share of the centers now owned by an outside third party. See Note 7.

During 2006, the Company sold the remaining land at its Whitelake Marketplace shopping center, as well as land and building to an existing tenant at its Lakeshore Marketplace shopping center. In addition, throughout 2006 the Company sold land adjacent to its River City Marketplace shopping center to third parties. These land sales resulted in a total net gain of $4,226.

In July 2005, the Company sold land to an existing tenant at its Auburn Mile shopping center and land and building to an existing tenant at its Crossroads shopping center. In addition, in December the Company sold land adjacent to its River City Marketplace shopping center to third parties. The sale of these assets resulted in a net gain of $1,053.

During June 2004 and November 2004, the Company sold two parcels of land and two buildings at its Auburn Mile shopping center to existing tenants. In addition, at its Cox Creek shopping center, the Company sold a portion of the existing shopping center and land located immediately adjacent to the center in June 2004 to a retailer that will construct its own store. During 2004, the Company also sold five parcels of land. The sale of these parcels resulted in a net gain of $2,408.

7.	Investments in Unconsolidated Entities

As of December 31, 2006 the Company had investments in the following unconsolidated entities:

Ownership as of
December 31,
Unconsolidated Entities	2006

S-12 Associates	50%
Ramco/West Acres LLC	40%
Ramco/Shenandoah LLC	40%
Ramco/Lion Venture LP	30%
Ramco Jacksonville LLC	20%
Ramco 450 LLC	20%
Ramco 191 LLC	20%

In 2006, the Company formed Ramco 450 LLC, a joint venture with an investor advised by Heitman LLC. The joint venture will acquire up to $450 million of core and core-plus community shopping centers located in the Midwestern and Mid-Atlantic United States. The Company owns 20% of the equity in the joint venture and its joint venture partner owns 80%. The leverage on the acquired assets is expected to be 65%. Subsequent to the formation of the joint venture, the Company sold its Merchants Square shopping center in Carmel, Indiana and its Crofton Centre shopping center in Crofton, Maryland to the joint venture. The Company recognized 80% of the gain on the sale of these two centers to the joint venture, representing the gain attributable to the joint venture partner’s 80% ownership interest. The remaining 20% of the gain on the sale of these two centers has been deferred and recorded as a reduction in the carrying amount of the Company’s equity investments in and advances to unconsolidated entities. The Company is expected to sell one additional core shopping center to the joint venture in 2007, and the joint venture has 24 months to acquire the balance of the joint venture commitment. As of December 31, 2006, the joint venture has $38.5 million of fixed rate debt.

In 2006, the Company also formed Ramco 191 LLC, a joint venture with Heitman Value Partners Investments LLC to acquire $75 million of neighborhood, community or power shopping centers with significant value-added opportunities in infill locations in metropolitan trade areas. The Company owns 20% of the joint venture and its joint venture partner owns 80%. During 2006, the Company sold Collins Pointe Plaza to the joint venture. The Company recognized 80% of the gain on the sale of this center to the joint venture, representing the gain attributable to the joint venture partner’s 80% ownership interest. The remaining 20% of the gain on the sale of this center has been deferred and recorded as a reduction in the carrying amount of the Company’s equity investments in and advances to unconsolidated entities.

In December 2004, the Company formed Ramco/Lion Venture LP (the “Venture”) with affiliates of Clarion Lion Properties Fund (“Clarion”), a private equity real estate fund sponsored by ING Clarion Partners. The Company owns 30% of the equity in the Venture and Clarion owns 70%. The Venture plans to acquire up to $450,000 of stable, well-located community shopping centers located in the Southeastern and Midwestern United States. The Company and Clarion have committed to contribute to the Venture up to $54,000 and $126,000, respectively, of equity capital to acquire properties.

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

In 2006, the Venture acquired one shopping center located in Michigan at a cost of $13,350. The Venture did not incur or assume any mortgage indebtedness in connection with this acquisition.

The Company does not have a controlling interest in the Venture, and the Company will record its 30% share of the joint venture’s operating results using the equity method. Under terms of an agreement with the Venture, we are the manager of the Venture and its properties, earning fees for acquisitions, construction, management, leasing, financing and dispositions. The Company earned acquisition fees of $75 and $1,457 during the twelve months ended December 31, 2006 and 2005, respectively, which has been reported in fees and management income. The Company also has the opportunity to receive performance-based earnings through its interest in the Venture.

In September 2005, the Venture replaced a $41,280 variable rate bridge loan with two ten year mortgage loans with principal amounts of $9,300 and $32,000. Both mortgage loans carry an interest rate of 5.0% and are interest only for the first five years. In December 2005, the Venture entered into two secured promissory notes with Clarion for the purchase of Troy Marketplace and Gratiot Crossing. The loans were to assist in the purchase of the properties. The notes were secured by collateral assignments of interests in RLV Troy Marketplace, LP and RLV Gratiot Crossing, LP. During 2006, the Venture replaced the notes with two ten year mortgage loans with principal amounts of $21,900 and $13,500, respectively.

In March 2005, the Company formed Ramco Jacksonville, LLC (“Jacksonville”) to develop a shopping center in Jacksonville, Florida. The Company invested $929 for a 20% interest in Jacksonville and an unrelated party contributed capital of $3,715 for an 80% interest. The Company also transferred land and certain improvements to the joint venture in the amount of $7,994 and $1,072 of cash for a note receivable from the joint venture in the aggregate amount of $9,066. The note receivable was paid by Jacksonville in 2005. On June 30, 2005, Jacksonville obtained a construction loan and mezzanine financing from a financial institution, in the amount of $58,772. As of December 31, 2006, Jacksonville had $47,622 of borrowings in total, of which $41,091 represented borrowings on the construction loan and the remainder represented mezzanine financing.

In 2006, the Operating Partnership entered into a note receivable from Jacksonville in the amount of $10,000. In addition, the Operating Partnership made advances of $4,128 to Jacksonville. Both of these amounts have been classified as equity investments in and advances to unconsolidated entities in the Company’s consolidated balance sheet.

The Company does not have a controlling interest in Jacksonville, and the Company will record its 20% share of the joint venture’s operating results using the equity method. Under terms of an agreement with Jacksonville, the

Company is responsible for development, construction, leasing and management of the project, for which it will earn fees. The Company’s maximum exposure to loss is its investment of $15,268 at December 31, 2006.

The Company’s unconsolidated entities had the following debt outstanding at December 31, 2006:

	Balance	Interest
Unconsolidated Entities	outstanding	Rate	Maturity Date

S-12 Associates	$1,080	6.8%	May 2016(1)
Ramco/West Acres LLC	8,934	8.1%	April 2030(2)
Ramco/Shenandoah LLC	12,370	7.3%	February 2012
Ramco Jacksonville LLC	63,649		Various(3)
Ramco/Lion Venture LP	218,596		Various(4)
Ramco 450 LLC	38,465		Various(5)
Ramco 191 LLC	—

	$343,094

(1)	Interest rate is fixed until June 2007, then resets per formula annually.

(2)	Under terms of the note, the anticipated payment date is April 2010.

(3)	Interest rates range from 7.9% to 18.5%, with maturities ranging from September 2007 to June 2008.

(4)	Interest rates range from 5.0% to 8.3% with maturities ranging from October 2010 to June 2020.

(5)	Interest rates range from 5.8% to 7.1% with maturities ranging from August 2009 to January 2017.

Combined condensed financial information of the Company’s unconsolidated entities is summarized as follows:

	2006	2005	2004

ASSETS
Investment in real estate, net	$576,428	$437,763	$90,828
Other assets	19,214	27,042	4,858

Total Assets	$595,642	$464,805	$95,686

LIABILITIES
Mortgage notes payable	$343,094	$265,067	$64,425
Other liabilities	23,143	26,260	5,540
Owners’ equity	229,405	173,478	25,721

Total Liabilities and Owners’ Equity	$595,642	$464,805	$95,686

Company’s equity investments in and advances to unconsolidated entities	$75,824	$53,398	$9,182

TOTAL REVENUES	$51,379	$36,124	$9,164
TOTAL EXPENSES	41,370	29,381	9,496

NET INCOME (LOSS)	$10,009	$6,743	$(332)

COMPANY’S SHARE OF EARNINGS FROM UNCONSOLIDATED ENTITIES	$3,002	$2,400	$180

8.	Acquisition of Joint Venture Properties

In March 2004, the Company formed Beacon Square Development LLC (“Beacon Square”) and invested $50 for a 10% interest in Beacon Square and an unrelated party contributed capital of $450 for a 90% interest. The

Company also transferred land and certain improvements to the joint venture for an amount equal to its cost and received a note receivable from the joint venture in the same amount, which was subsequently repaid. In June 2004, Beacon Square obtained a variable rate construction loan from a financial institution, in an amount not to exceed $6,800, which loan is due in August 2007. The joint venture also has mezzanine fixed rate debt from a financial institution, in the amount of $1,300, due August 2007.

In July 2006, the Company acquired the remaining 90% ownership interest in Beacon Square for $590 in cash and the assumption of the variable rate construction loan and the mezzanine fixed rate debt. The total debt assumed in connection with the acquisition of the remaining ownership interest was $7,521. The Company has consolidated Beacon Square in its results of operations since the date of the acquisition.

In June 2004, the Company formed Ramco Gaines LLC (“Gaines”) and invested $50 for a 10% interest in Gaines, and an unrelated party contributed $450 for a 90% interest. The Company also transferred land and certain improvements to the joint venture for an amount equal to its cost and received a note receivable from the joint venture in the same amount, which was subsequently repaid. Prior to September 30, 2004, the Company had substantial continuing involvement in and control of the property, and accordingly, the Company consolidated Gaines in its June 30, 2004 financial statements. In September 2004, due to changes in the joint venture agreement and financing arrangements, the Company did not have substantial continuing involvement and accordingly accounted for the investment on the equity method. This entity developed a shopping center located in Gaines Township, Michigan. In September 2004, Gaines obtained a variable rate construction loan from a financial institution, in an amount not to exceed $8,025, which loan is due in September 2007. The joint venture also has mezzanine fixed rate debt from a financial institution, in the amount of $1,500, due September 2007. Gaines had an investment in real estate assets of approximately $7,900, and other liabilities of $2,300, as of December 31, 2004.

On November 10, 2005, the Company acquired the remaining 90.0% interest in Gaines for (1) $568 in cash (2) assumption of $7,942 capitalized lease (3) the assumption of a variable rate construction loan due in September 2007 in the amount not to exceed $8,025, of which $7,855 was outstanding (4) and a mezzanine fixed rate debt instrument due September 2007 in the amount of $1,500, increasing its ownership interest in this entity to 100%. The share of net income for the period January 1, 2005 through November 10, 2005 which relates to the Company’s 10% interest is included in earnings from unconsolidated entities in the consolidated statements of income and comprehensive income. The additional investment in Gaines resulted in this entity being consolidated as of November 11, 2005.

Under the terms of an agreement with Gaines, the Company was responsible for the predevelopment, construction, leasing and management of the project, for which it earned predevelopment fees of $506 and $250 during 2005 and 2004, respectively, and management fees of $87 and $1,447 during 2005 and 2004, respectively, which were reported in fees and management income for such periods.

On May 14, 2004, the Company acquired an additional 27.9% interest in 28th Street Kentwood Associates for $1,300 in cash, increasing its ownership interest in this entity to 77.9%. The share of net income for the period January 1, 2004 through May 13, 2004 which relates to the Company’s 50% interest is included in earnings from unconsolidated entities in the consolidated statements of income and comprehensive income. The additional investment in 28th Street Kentwood Associates resulted in this entity being consolidated as of May 14, 2004.

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

Prior to acquiring these additional interests in the above mentioned shopping centers, the Company accounted for the shopping centers using the equity method of accounting.

9.	Other Assets, Net

Other assets at December 31 are as follows:

	2006	2005

Leasing costs	$30,644	$28,695
Intangible assets	9,592	11,048
Deferred financing costs	6,872	13,742
Other	5,813	5,469

	52,921	58,954
Less: accumulated amortization	(27,834)	(30,726)

	25,087	28,228
Prepaid expenses and other	11,819	11,172
Proposed development and acquisition costs	1,151	1,109

Other assets, net	$38,057	$40,509

Intangible assets at December 31, 2006 include $6,502 of lease origination costs and $3,008 of favorable leases related to the allocation of the purchase prices for acquisitions made since 2002. These assets are being amortized over the lives of the applicable leases. The average amortization period for intangible assets attributable to lease origination costs and favorable leases is 6.8 years and 7.3 years, respectively.

The Company recorded amortization of deferred financing costs of $1,129, $2,286, and $1,291, respectively, during the years ended December 31, 2006, 2005, and 2004. This amortization has been recorded as interest expense in the Company’s consolidated statements of income.

The following table represents estimated future aggregate amortization expense and adjustment to rental income related to other assets as of December 31, 2006:

Year Ending December 31,

2007	$5,955
2008	4,839
2009	3,698
2010	2,860
2011	2,091
Thereafter	5,644

Total	$25,087

10.	Mortgages and Notes Payable

Mortgages and notes payable at December 31 consist of the following:

	2006	2005

Fixed rate mortgages with interest rates ranging from 4.8% to 8.2%, due at various dates through 2018	$419,824	$451,777
Floating rate mortgages with interest rates ranging from 6.9% to 7.9%, due at various dates through 2007	15,718	12,854
Secured Term Loan, with an interest rate at LIBOR plus 115 to 150 basis points, due December 2008. The effective rate at December 31, 2006 was 6.7%	4,641	—
Unsecured Term Loan Credit Facility, with an interest rate at LIBOR plus 130 to 165 basis points, due December 2010, maximum borrowings $100,000. The effective rate at December 31, 2006 and 2005 was 6.5% and 5.9%, respectively	100,000	100,000
Unsecured Revolving Credit Facility, with an interest rate at LIBOR plus 115 to 150 basis points, due December 2008, maximum borrowings $150,000. The effective rate at December 31, 2006 and 2005 was 6.7% and 5.8%, respectively	103,550	137,600
Unsecured Bridge Term Loan, with an interest rate at LIBOR plus 135 basis points, due June 2007. The effective rate at December 31, 2006 and 2005 was 6.7% and 5.7%, respectively	22,600	22,600
Unsecured Subordinated Term Loan , with an interest rate at LIBOR plus 225 basis points, due April 2007. The effective rate at December 31, 2006 was 7.6%	9,892	—

	$676,225	$724,831

The mortgage notes are secured by mortgages on properties that have an approximate net book value of $537,190 as of December 31, 2006.

With respect to the various fixed rate mortgages, floating rate mortgages, the Unsecured Bridge Term Loan, and the Unsecured Subordinated Term Loan due in 2007, it is the Company’s intent to refinance these mortgages and notes payable.

The Company has a $250,000 Unsecured Credit Facility (the “Credit Facility”) consisting of a $100,000 Unsecured Term Loan Credit Facility and a $150,000 Unsecured Revolving Credit Facility. The Credit Facility provides that the Unsecured Revolving Credit Facility may be increased by up to $100,000 at the Company’s request, for a total Unsecured Revolving Credit Facility commitment of $250,000. The Unsecured Term Loan Credit Facility matures in December 2010 and bears interest at a rate equal to LIBOR plus 130 to 165 basis points, depending on certain debt ratios. The Unsecured Revolving Credit Facility matures in December 2008 and bears interest at a rate equal to LIBOR plus 115 to 150 basis points, depending on certain debt ratios. The Company has the option to extend the maturity date of the Unsecured Revolving Credit Facility to December 2010. It is anticipated that funds borrowed under the Credit Facility will be used for general corporate purposes, including working capital, capital expenditures, the repayment of other indebtedness or other corporate activities.

At December 31, 2006, outstanding letters of credit issued under the Credit Facility, not reflected in the accompanying consolidated balance sheet, total approximately $3,418.

The Credit Facility, the Unsecured Bridge Term Loan, the Unsecured Subordinated Term Loan, and the Secured Term Loan contain financial covenants relating to total leverage, fixed charge coverage ratio, loan to asset value, tangible net worth and various other calculations. During 2006, the Company was in compliance with the covenant terms.

The mortgage loans encumbering the Company’s properties, including properties held by its unconsolidated joint ventures, are generally non-recourse, subject to certain exceptions for which the Company would be liable for any resulting losses incurred by the lender. These exceptions vary from loan to loan but generally include fraud or a material misrepresentation, misstatement or omission by the borrower, intentional or grossly negligent conduct by the borrower that harms the property or results in a loss to the lender, filing of a bankruptcy petition by the borrower, either directly or indirectly, and certain environmental liabilities. In addition, upon the occurrence of certain of such events, such as fraud or filing of a bankruptcy petition by the borrower, the Company would be liable for the entire outstanding balance of the loan, all interest accrued thereon and certain other costs, penalties and expenses.

Under terms of various debt agreements, the Company may be required to maintain interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate debt. The Company has interest rate swap agreements with an aggregate notional amount of $80,000 at December 31, 2006. Based on rates in effect at December 31, 2006, the agreements for notional amounts aggregating $80,000 provide for fixed rates ranging from 6.2% to 6.6% and expire December 2008 through March 2009.

The following table presents scheduled principal payments on mortgages and notes payable as of December 31, 2006:

Year Ending December 31,

2007	$105,545
2008	210,150
2009	27,905
2010	120,171
2011	28,406
Thereafter	184,048

Total	$676,225

11.	Interest Rate Swap Agreements

As of December 31, 2006, the Company has $80,000 of interest rate swap agreements in effect. Under the terms of certain debt agreements, the Company is required to maintain interest rate swap agreements in an amount necessary to ensure that the Company’s variable rate debt does not exceed 25% of its assets, as computed under the agreement, to reduce the impact of changes in interest rates on its variable rate debt. Based on rates in effect at December 31, 2006, the agreements for notional amounts aggregating $80,000 provide for fixed rates ranging from 6.2% to 6.6% on a portion of the Company’s Unsecured Credit Facility and expire in December 2008 through March 2009.

On the date the Company enters into an interest rate swap, we designate the derivative as a hedge against the variability of cash flows that are to be paid in connection with a recognized liability. Subsequent changes in the fair value of a derivative designated as a cash flow hedge that is determined to be highly effective are recorded in other comprehensive income (“OCI”) until earnings are affected by the variability of cash flows of the hedged transaction. The differential between fixed and variable rates to be paid or received is accrued, as interest rates change, and recognized currently as interest expense in the consolidated statement of income.

The following table summarizes the notional values and fair values of the Company’s derivative financial instruments as of December 31, 2006:

	Hedge	Notional	Fixed	Fair	Expiration
Underlying Debt	Type	Value	Rate	Value	Date

Credit Facility	Cash Flow	10,000	4.8%	47	12/2008
Credit Facility	Cash Flow	10,000	4.8%	47	12/2008
Credit Facility	Cash Flow	10,000	4.7%	86	01/2009
Credit Facility	Cash Flow	10,000	4.7%	86	01/2009
Credit Facility	Cash Flow	20,000	5.0%	11	03/2009
Credit Facility	Cash Flow	20,000	5.1%	(30)	03/2009

		$80,000		$247

The change in fair market value of the interest rate swap agreements resulted in other comprehensive loss of $264 for the year ended December 31, 2005, and resulted in other comprehensive income of $291 and $1,318 for the years ended December 31, 2006 and 2004, respectively.

12.	Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, restricted cash, receivables and accounts payable are reasonable estimates of their fair values because of the short maturity of these financial instruments. As of December 31, 2006 and 2005, the carrying amounts of the Company’s borrowings under variable rate debt approximated fair value. Interest rate swaps are recorded at their fair value based on quoted market values.

The Company estimated the fair value of fixed rate mortgages using a discounted cash flow analysis, based on incremental borrowing rates for similar types of borrowing arrangements with the same remaining maturity. The fair value of the Company’s fixed rate debt was $506,361 and $481,248 at December 31, 2006 and 2005, respectively.

Considerable judgment is required to develop estimated fair values of financial instruments. Although the fair value of the Company’s fixed rate debt is greater than the carrying amount, settlement at the reported fair value may not be possible or may not be a prudent management decision. The estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments.

13.	Leases

Approximate future minimum revenues from rentals under noncancelable operating leases in effect at December 31, 2006, assuming no new or renegotiated leases or option extensions on lease agreements are as follows:

Year Ending December 31,

2007	$93,166
2008	85,519
2009	72,485
2010	63,378
2011	54,124
Thereafter	258,812

Total	$627,484

The Company relocated its corporate offices during the third quarter of 2004 and entered into a new ten-year operating lease agreement that became effective August 15, 2004. Under terms of the agreement, the Company’s annual straight-line rent expense will be approximately $754. The Company has an option to renew this lease for two consecutive periods of five years each.

During 2005, the Company entered into two operating leases for office space in Florida. In 2006, one of the operating leases was terminated and the Company now leases the space on a month-to-month basis. The Company incurred a one-time expense of $52 in connection with the termination. In 2006, the Company also entered into a sublease agreement for the other operating lease in Florida.

Office rent expense, net, was $829, $722 and $485 for the years ended December 31, 2006, 2005 and 2004, respectively.

Approximate future minimum rental expense under the Company’s noncancelable office leases, assuming no option extensions, and a capital ground lease at one of its shopping centers, is as follows:

	Operating	Capital
Year Ending December 31:	Leases	Lease

2007	$772	$677
2008	791	677
2009	810	677
2010	820	677
2011	823	677
Thereafter	3,087	7,311

Total minimum lease payments	7,103	10,696
Less: amounts representing interest	—	(3,014)

Total	$7,103	$7,682

14.	Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) (in thousands, except per share data):

	2006	2005	2004

Numerator:
Net Income	$35,624	$18,493	$15,120
Preferred stock dividends	(6,655)	(6,655)	(4,814)

Income available to common shareholders for basic and diluted EPS	$28,969	$11,838	$10,306

Denominator:
Weighted-average common shares for basic EPS	16,665	16,837	16,816
Effect of dilutive securities:
Restricted stock	2	—	—
Options outstanding	51	43	215

Weighted-average common shares for diluted EPS	16,718	16,880	17,031

Basic EPS	$1.74	$0.70	$0.61

Diluted EPS	$1.73	$0.70	$0.60

15.	Impairment of Investment in Unconsolidated Entity

Prior to 1999, the Company completed significant pre-development work such as optioning land, obtaining governmental entitlements, negotiating leases with several anchor tenants and developed a preliminary site plan to build and own a lifestyle shopping center in Novi, Michigan. During 1999, the Company contributed its pre-development expenditures, at cost, for a 10% interest in a new joint venture entity, PLC Novi West Development (“PLC Novi”). This investment was accounted for on the equity method. In reporting periods prior to August 2004, based on projections provided by the Company’s joint venture partner, and other information available, the Company estimated that the fair value of its investment exceeded its carrying value of approximately $5.0 million. In August 2004, the Company was informed by its partner that they were not extending the construction loan with the bank, and were requesting a reduction of the principal due under the loan. Later that month, the Company sold its interest to a third party investor for $25 and recorded a $4,775 impairment loss. Subsequent to the sale we learned that PLC Novi filed for Chapter 11 bankruptcy protection. The Company believes it has no further liabilities with respect to this investment.

16.	Shareholders’ Equity

On July 1, 2004, the Company completed a $54,000 public offering of 1,889,000 shares of 7.95% Series C Cumulative, Convertible Preferred Shares of beneficial interest. The aggregate net proceeds of this offering were $51,741. A portion of the net proceeds from this offering were used to pay down outstanding balances under the Company’s secured revolving credit facilities by approximately $10,100 and the remaining proceeds invested in short-term investments. In August 2004, the Company utilized the invested proceeds to fund acquisitions and development projects as well as expand or renovate existing shopping centers. Dividends on the Series C Preferred Shares are payable quarterly in arrears and amounted to $2.27 per share in 2006 and 2005 and $1.30 per share in 2004. The Company may, but is not required to, redeem the Series C Preferred Shares any time after June 1, 2009, at a redemption price of $28.50 per share, plus accrued and unpaid dividends. In addition, on or after June 1, 2007 and before June 1, 2009, the Company may redeem the Series C Preferred Shares in whole or in part, upon not less than 30 days nor more than 60 days written notice, if such notice is given within 15 trading days of the end of a 30 trading day period in which the closing price of the Company’s Common Shares equal or exceed 125% of the applicable conversion price for 20 out of 30 consecutive trading days. The redemption price shall be paid in cash at $28.50 per share, plus any accrued and unpaid dividends.

The Series C Preferred Shares rank senior to the common shares with respect to dividends and the distribution of assets in the event of the Company’s liquidation, dissolution or winding up and on a parity to its Series B cumulative Preferred Shares.

Holders of Series C Preferred Shares generally have no voting rights. However, if the Company does not pay dividends on the Series C Preferred Shares for six or more quarterly periods (whether or not consecutive), the holders of the Series C Preferred Shares will be entitled to vote at the next annual meeting of shareholders for the election of two additional trustees to serve on the board of trustees until the Company pays all dividends which it owes on Series C Preferred Shares.

During 2006, 1,000 shares of Series C Preferred Shares were converted to common shares.

On November 5, 2002, the Company completed a $25,000 public offering of 1,000,000 shares of 9.5% Series B Cumulative Preferred Shares of beneficial interest. The aggregate net proceeds of this offering were $23,804. Dividends on the Series B Preferred Shares are payable quarterly in arrears and amounted to $2.38 per share for each of the three years ended December 31, 2006. The Company may, but is not required to, redeem the Series B Preferred Shares any time after November 5, 2007, at a redemption price of $25.00 per share, plus accrued and unpaid dividends.

The Series B Preferred Shares rank senior to the common shares with respect to dividends and the distribution of assets in the event of the Company’s liquidation, dissolution or winding up and on a parity to its Series C cumulative Convertible Preferred Shares. The Series B Preferred Shares are not convertible into or exchangeable for any of the Company’s other securities or property.

Holders of Series B Preferred Shares generally have no voting rights. However, if the Company does not pay dividends on the Series B Preferred Shares for six or more quarterly periods (whether or not consecutive), the holders of the Series B Preferred Shares will be entitled to vote at the next annual meeting of shareholders for the election of two additional trustees to serve on the board of trustees until the Company pays all dividends which it owes on Series B Preferred Shares.

The Company has a dividend reinvestment plan that allows for participating shareholders to have their dividend distributions automatically invested in additional shares of beneficial interest in us based on the average price of the shares acquired for the distribution.

17.	Stock Compensation Plans

Incentive Plan and Stock Option Plans

2003 Long-Term Incentive Plan

In June 2003, the Company’s shareholders approved the 2003 Long-Term Incentive Plan (the “Plan”) to allow the Company to grant employees the following: incentive or non-qualified stock options to purchase common shares of the Company, stock appreciation rights, restricted shares, awards of performance shares and performance units issuable in the future upon satisfaction of certain conditions and rights, as well as other stock-based awards as determined by the Compensation Committee of the Board of Trustees. The effective date of the Plan was March 5, 2003. Under terms of the Plan, awards may be granted with respect to an aggregate of not more than 700,000 shares, provided that no more than 300,000 shares may be issued in the form of incentive stock options. Options may be granted at per share prices not less than fair market value at the date of grant, and in the case of incentive options, must be exercisable within ten years thereof. Options granted under the Plan generally become exercisable one year after the date of grant as to one-third of the optioned shares, with the remaining options being exercisable over the following two-year period.

1996 Share Option Plan

Effective March 5, 2003, this plan was terminated, except with respect to awards outstanding. This plan allowed for the grant of stock options to executive officers and employees of the Company. Shares subject to outstanding awards under the 1996 Share Option Plan are not available for re-grant if the awards are forfeited or cancelled.

Option Deferral

In December 2003, the Company amended the plan to allow vested options to be exercised by tendering mature shares with a market value equal to the exercise price of the options, and seven executives executed option deferral elections with respect to approximately 450,000 shares. In December 2004, seven executives exercised approximately 395,000 options at an average exercise price of $15.51 per option. In November 2006, one executive exercised 25,000 options at an exercise price of $16.38 per option. These elections allowed the employees to defer the receipt of the net shares they would receive at exercise. The deferred gain will remain in a deferred compensation account for the benefit of the employees for a period of five years, with up to two additional 24 month deferred periods.

The seven executives that exercised approximately 395,000 options in 2004 did so by tendering approximately 190,000 mature shares and deferring receipt of approximately 204,900 shares under the option deferral election. The one executive that exercised 25,000 options in 2006 did so by tendering approximately 11,100 mature shares and deferring receipt of approximately 13,900 shares. As the Company declares dividend distributions on its common shares, the deferred options will receive their proportionate share of the distribution in the form of dividend equivalent cash payments that will be accounted for as compensation to the employees.

Ramco-Gershenson 2003 Non-Employee Trustee Stock Option Plan

During 2003, the Company adopted the 2003 Non-Employee Trustee Stock Option Plan (the “Trustees’ Plan”) which permits the Company to grant non-qualified options to purchase up to 100,000 common shares of beneficial interest in the Company at the fair market value at the date of grant. Each Non-Employee Trustee will be granted an option to purchase 2,000 shares annually on the Company’s annual meeting date, beginning with the first annual meeting after March 5, 2003. Stock options granted to participants vest and become exercisable in installments on each of the first two anniversaries of the date of grant and expire ten years after the date of grant.

1997 Non-Employee Trustee Stock Option Plan

This plan was terminated on March 5, 2003, except with respect to awards outstanding. Shares subject to outstanding awards under the 1997 Non-Employee Trustee Stock Option Plan are not available for re-grant if the awards are forfeited or cancelled.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS 123R using the modified prospective method. The Company’s consolidated financial statements for the year ended December 31, 2006, reflect the impact of SFAS 123R. In accordance with the modified prospective method, the Company’s consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS 123R. Prior to the adoption of SFAS 123R, the Company did not recognize compensation cost for stock options when the option exercise price equaled the market value on the date of the grant. See Note 1 for disclosure of pro forma information regarding net income and earnings per share for 2005 and 2004. Assuming application of the fair value method pursuant to SFAS 123R, the compensation cost, which was required to be charged against income for all of the above mentioned plans, was $345 and $135 for 2005 and 2004, respectively.

The application of SFAS 123R had the following effect on the reported amounts for the year ended December 31, 2006 relative to amounts that would have been reported using the intrinsic value method under previous accounting:

FAS 123R
Adjustments

Operating income	$461
Net Income	392
Earnings per share:
Basic	$0.03

Diluted	$0.02

The fair values for stock-based awards granted in 2006, 2005 and 2004 were estimated at the date of grant using the Black-Scholes option pricing model. This model incorporates certain assumptions for inputs including risk-free rates, expected dividend yield of the underlying common stock, expected option life and expected volatility. The Company used the following assumptions for options issued in the following periods:

	2006	2005	2004

Weighted average fair value of grants	$2.71	$2.53	$2.78
Risk-free interest rate	4.6%	4.1%	3.2%
Dividend yield	5.9%	6.8%	6.8%
Expected life	5	5	5
Expected volatility	20.7%	20.6%	20.6%

The following table reflects the stock option activity for all plans described above at December 31:

	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	205,366	$22.84	160,371	$20.28	540,200	$15.93
Granted	88,842	28.74	86,850	27.31	50,646	27.18
Cancelled or expired	(8,027)	27.83	(23,855)	16.25	(625)	17.35
Exercised	(38,877)	18.23	(18,000)	26.89	(429,850)	15.63

	247,304	$25.53	205,366	$22.84	160,371	$20.28

Options exercisable at year end	105,982		105,912		103,725

Weighted-average fair value of options granted during the year	$2.71		$2.53		$2.78

As of December 31, 2006 there was approximately $115 of total unrecognized compensation cost related to nonvested options granted under the Company’s various share-based plans that it expects to recognize over a weighted average period of 1.5 years.

The Company received cash of $298, $292 and $593 from options exercised during the years ended December 31, 2006, 2005 ands 2004 respectively. The impact of these cash receipts is included in financing activities in the accompanying consolidated statements of cash flows.

18.	401(k) Plan

The Company sponsors a 401(k) defined contribution plan covering substantially all officers and employees of the Company which allows participants to defer a percentage of compensation on a pre-tax basis up to a statutory limit. The Company contributes up to a maximum of 50% of the employee’s contribution, up to a maximum of 5% of an employee’s annual compensation. During the years ended December 31, 2006, 2005 and 2004 the Company’s matching cash contributions were $203, $186 and $171, respectively.

19.	Quarterly Financial Data (Unaudited)

The following table sets forth the quarterly results of operations for the years ended December 31, 2006 and 2005 (in thousands, except per share amounts):

	Quarters ended 2006
	March 31	June 30	September 30	December 31

Revenue	$36,575	$38,418	$38,815	$39,441
Operating income	2,646	4,816	3,327	3,379
Income from continuing operations	4,305	4,710	4,518	20,784
Discontinued operations	1,280	67	(19)	(21)

Net income	$5,585	$4,777	$4,499	$20,763

Basic earnings per share:
Income from continuing operations	$0.16	$0.18	$0.17	$1.15
Discontinued operations	0.07	—	—	—

Net income	$0.23	$0.18	$0.17	$1.15

Diluted earnings per share:
Income from continuing operations	$0.16	$0.18	$0.17	$1.09
Discontinued operations	0.07	—	—	—

Net income	$0.23	$0.18	$0.17	$1.09

	Quarters ended 2005
	March 31	June 30	September 30	December 31

Revenue	$36,879	$36,533	$35,303	$36,164
Operating income	4,681	3,512	3,609	2,957
Income from continuing operations	4,231	3,516	4,080	3,635
Discontinued operations	680	623	724	1,004

Net income	$4,911	$4,139	$4,804	$4,639

Basic earnings per share:
Income from continuing operations	$0.15	$0.11	$0.14	$0.12
Discontinued operations	0.04	0.04	0.05	0.06

Net income	$0.19	$0.15	$0.19	$0.18

Diluted earnings per share:
Income from continuing operations	$0.15	$0.11	$0.14	$0.12
Discontinued operations	0.04	0.04	0.05	0.06

Net income	$0.19	$0.15	$0.19	$0.18

During the fourth quarter of 2006, the Company sold its interest in Collins Pointe Plaza, Merchants Square, and Crofton Centre to two separate joint ventures and recognized a gain of $19,162. Refer to Note 6.

Earnings per share, as reported in the above table, are based on weighted average common shares outstanding during the quarter and, therefore, may not agree with the earnings per share calculated for the years ended December 31, 2006 and 2005. During the quarter ended December 31, 2006, the Series C Preferred Shares were dilutive and were included in the calculation of diluted earnings per share. However, for the full year ended December 31, 2006, the Series C Preferred Shares were antidilutive and were not included in the calculation of diluted earnings per share.

20.	Transactions With Related Parties

The Company has management agreements with various partnerships and performs certain administrative functions on behalf of entities owned in part by certain trustees and/or officers of the Company. The following revenue was earned during the three years ended December 31 from these related parties:

	2006	2005	2004

Management fees	$149	$234	$287
Leasing fee income	30	42	62
Payroll reimbursement	15	30	36

Total	$194	$306	$385

The Company had receivables from related entities in the amount of $28 at December 31, 2006 and $45 at December 31, 2005, respectively.

21.	Commitments and Contingencies

Construction Costs

In connection with the development and expansion of various shopping centers as of December 31, 2006, the Company has entered into agreements for construction costs of approximately $6,155, including approximately $3,456 for costs related to the development of Ramco Jacksonville LLC’s shopping center.

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

In May 1996, RPS acquired, through a reverse merger, substantially all the shopping centers and retail properties as well as the management company and business operations of Ramco-Gershenson, Inc. and certain of its affiliates. The resulting trust changed its name to Ramco-Gershenson Properties Trust and Ramco-Gershenson, Inc.’s officers assumed management responsibility for the Company. The Company also changed its operations from a mortgage REIT to an equity REIT and contributed certain mortgage loans and real estate properties to Atlantic Realty Trust (“Atlantic”), an independent, newly formed liquidating real estate investment trust. The shares of Atlantic were immediately distributed to the shareholders of Ramco-Gershenson Properties Trust.

For purposes of the following discussion, the terms “Company”, “we”, “our” or “us” refers to Ramco-Gershenson Properties Trust and/or its predecessors.

On October 2, 1997, with approval from our shareholders, we changed our state of organization from Massachusetts to Maryland by merging into a newly formed Maryland real estate investment trust thereby terminating the Massachusetts trust.

We were the subject of an IRS examination of our taxable years ended December 31, 1991 through 1995. We refer to this examination as the IRS Audit. On December 4, 2003, we reached an agreement with the IRS with respect to the IRS Audit. We refer to this agreement as the Closing Agreement. Pursuant to the terms of the Closing Agreement we agreed, among other things, to pay “deficiency dividends” (that is, our declaration and payment of a distribution that is permitted to relate back to the year for which the IRS determines a deficiency in order to satisfy the requirement for REIT qualification that we distribute a certain minimum amount of our “REIT taxable income” for such year) in amounts not less than $1,387 and $809 for our 1992 and 1993 taxable years, respectively. We also consented to the assessment and collection of $770 in tax deficiencies and to the assessment and collection of interest on such tax deficiencies and on the deficiency dividends referred to above.

In connection with the incorporation, and distribution of all of the shares of Atlantic, in May 1996, we entered into a tax agreement with Atlantic pursuant to which Atlantic assumed all of our tax liabilities arising out of the IRS’ then ongoing examinations (which included, but is not otherwise limited to, the IRS Audit), excluding any tax liability relating to any actions or events occurring, or any tax return position taken, after May 10, 1996, but including liabilities for additions to tax, interest, penalties and costs relating to covered taxes (the “Tax Agreement”). In addition, the Tax Agreement provides that, to the extent any tax which Atlantic is obligated to pay under the Tax Agreement could be avoided through the declaration of a deficiency dividend, we would make, and Atlantic would reimburse us for the amount of, such deficiency dividend.

On December 15, 2003, our Board of Trustees declared a cash “deficiency dividend” in the amount of $2,196, which was paid on January 20, 2004, to common shareholders of record on December 31, 2003. On January 21, 2004, pursuant to the Tax Agreement, Atlantic reimbursed us $2,196 in recognition of our payment of the deficiency dividend. Atlantic has also paid all other amounts (including the tax deficiencies and interest referred to above), on behalf of the Company, as assessed by the IRS to date.

Pursuant to the Closing Agreement we agreed to an adjustment to our taxable income for each of our taxable years ended December 31, 1991 through 1995. The Company has advised the relevant taxing authorities for the state and local jurisdictions where it conducted business during those years of the fact of such adjustments and the terms of the Closing Agreement. We believe that our exposure to state and local tax, penalties, interest and other miscellaneous expenses will not exceed $1.7 million as of December 31, 2006. It is management’s belief that any liability for state and local tax, penalties, interest, and other miscellaneous expenses that may exist in relation to the IRS Audit will be covered under the Tax Agreement.

Effective March 31, 2006, Atlantic was merged into (acquired by) SI 1339, Inc., a wholly-owned subsidiary of Kimco Realty Corporation (“Kimco”), with SI 1339, Inc. continuing as the surviving corporation. By way of the merger, SI 1339, Inc. acquired Atlantic’s assets, subject to its liabilities (including its obligations to the Company under the Tax Agreement). In a press release issued on the effective date of the merger, Kimco disclosed that the shareholders of Atlantic received common shares of Kimco valued at $81.8 million in exchange for their shares in Atlantic. Hereinafter, the term Atlantic refers to Atlantic and/or SI 1339, Inc., its successor-in-interest.

IRS Examination for Years 1996 and 1997

The IRS conducted an examination of us for our taxable years ended December 31, 1996 and 1997. We refer to this examination as the IRS Examination. On April 13, 2005, the IRS issued two examination reports to us with respect to the IRS Examination. The first examination report sought to disallow certain deductions and losses we took in 1996 and to disqualify us as a REIT for the years 1996 and 1997. The second report also proposed to disqualify us as a REIT for our taxable years ended December 31, 1998 through 2000, years we had not previously been notified were under examination, and to not allow us to reelect REIT status for our taxable years ended December 31, 2001 through 2004.

Protest and Expiration of Statute of Limitations

We contested the positions taken in the examination reports with respect to our disqualification as a REIT as well as the disallowance of certain deductions and losses for 1996 through the filing of a protest with the Appeals Office of the IRS (“Appeals”) on May 31, 2005. On or about September 11, 2006, we received correspondence from Appeals with respect to our taxable years ended December 31, 1996 through 2000. The correspondence proposed no deficiencies with respect to any of the aforementioned tax years nor did the IRS choose to pursue its proposed disqualification of the Company as a REIT with respect to any such taxable year. The correspondence, however, did not constitute a formal settlement.

The IRS allowed the statute of limitations, as previously extended, for each of our taxable years ended December 31, 1996 through December 31, 2000 to expire on December 31, 2006. The expiration of the statute of limitations closed the IRS’ examination of the Company for each of the aforementioned taxable years.

Operating Partnership Examination Report

In connection with an ongoing IRS examination of one of our operating partnerships, we received an examination report, which related to such partnership’s taxable year ended December 31, 1997, which proposed to increase the income of certain of the operating partnership’s partners other than us. As such, the proposed adjustments would not result in our being liable for additional tax, penalties or interest. On or about September 8, 2006, we received a notice of Final Partnership Administrative Adjustment whereby the IRS accepted the operating partnership’s return as originally filed and proposed no adjustments to the operating partnership’s taxable income as reported.

The Company believes that none of the IRS related matters discussed above will have a material adverse effect on its consolidated financial statements.

Litigation

The Company is currently involved in certain litigation arising in the ordinary course of business. The Company believes that this litigation will not have a material adverse effect on its consolidated financial statements.

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

In connection with ownership (direct or indirect), operation, management and development of real properties, the Company may be potentially liable for remediation, releases or injury. In addition, Environmental Laws impose on owners or operators the requirement of on-going compliance with rules and regulations regarding business-related activities that may affect the environment. Such activities include, for example, the ownership or use of transformers or underground tanks, the treatment or discharge of waste waters or other materials, the removal or abatement of asbestos-containing materials (“ACMs”) or lead-containing paint during renovations or otherwise, or notification to various parties concerning the potential presence of regulated matters, including ACMs. Failure to comply with such requirements could result in difficulty in the lease or sale of any affected property and/or the imposition of monetary penalties, fines or other sanctions in addition to the costs required to attain compliance. Several of the Company’s properties have or may contain ACMs or underground storage tanks (“USTs”); however, the Company is not aware of any potential environmental liability which could reasonably be expected to have a material impact on its financial position or results of operations. No assurance can be given that future laws, ordinances or regulations will not impose any material environmental requirement or liability, or that a material adverse environmental condition does not otherwise exist.

Common Shares Repurchase

In December 2005 the Board of Trustees authorized the repurchase, at management’s discretion, of up to $15,000 of the Company’s common shares. The program allows the Company to repurchase its common shares from time to time in the open market or in privately negotiated transactions. As of December 31, 2006, the Company purchased and retired 287,900 shares of the Company’s common stock under this program at an average cost of $27.11 per share, and approximately $7.2 million of common shares may yet be purchased under such repurchase program.

Years Ended December 31, 2006 and 2005 (Dollars in thousands)

22.	REAL ESTATE ASSETS

Net Investment in Real Estate Assets at December 31, 2006

						Initial Cost to Company		Subsequent	Gross Cost at End
							Building &	Additions	of Period(b)
			Year	Year	Year		Improvements	(Retirements),		Building &		Accumulated
Property	Location		Constructed(a)	Acquired	Renovated	Land	(f)	Net	Land	Improvements	Total	Depreciation(c)	Encumbrances

Florida
Coral Creek Shops	Coconut Creek	Florida	1992	2002		1,565	14,085	(49)	1,572	14,029	15,601	1,613	(e	)
Kissimmee West	Kissimmee	Florida	2005	2005		3,268	19,113	21	3,268	19,134	22,402	498	(d	)
Lantana Shopping Center	Lantana	Florida	1959	1996	2002	2,590	2,600	7,020	2,590	9,620	12,210	2,089	(e	)
Mission Bay Plaza	Boca Raton	Florida	1989	2004		8,766	49,867	(210)	9,754	48,669	58,423	2,819	(e	)
Naples Towne Center	Naples	Florida	1982	1996	2003	218	1,964	4,526	807	5,901	6,708	1,369	(d	)
Pelican Plaza	Sarasota	Florida	1983	1997		710	6,404	228	710	6,632	7,342	1,601	(d	)
Plaza at Delray	Delray Beach	Florida	1979	2004		9,513	55,271	118	8,795	56,107	64,902	3,215	(e	)
Publix at River Crossing	New Port Richey	Florida	1998	2003		728	6,459	(47)	728	6,412	7,140	583	(e	)
River City	Jacksonville	Florida	2005	2005		8,628	14,583	(14,138)	3,806	5,267	9,073	—	(d	)
Rivertowne Square	Deerfield Beach	Florida	1980	1998		951	8,587	367	951	8,954	9,905	1,566	(d	)
Shoppes of Lakeland	Lakeland	Florida	1985	1996	2006	1,279	11,543	10,834	3,373	20,283	23,656	3,044	(d	)
Southbay Shopping Center	Osprey	Florida	1978	1998		597	5,355	367	597	5,722	6,319	1,339	(d	)
Sunshine Plaza	Tamarac	Florida	1972	1996	2001	1,748	7,452	12,372	1,748	19,824	21,572	5,492	(e	)
The Crossroads	Royal Palm Beach	Florida	1988	2002		1,850	16,650	64	1,857	16,707	18,564	1,951	(e	)
Village Lakes Shopping Center	Land O’ Lakes	Florida	1987	1997		862	7,768	170	862	7,938	8,800	1,816	(d	)
Georgia
Centre at Woodstock	Woodstock	Georgia	1997	2004		1,880	10,801	(382)	1,987	10,312	12,299	617	(e	)
Conyers Crossing	Conyers	Georgia	1978	1998	1989	729	6,562	670	729	7,232	7,961	1,708	(d	)
Holcomb Center	Alpharetta	Georgia	1986	1996		658	5,953	4,484	3,432	7,663	11,095	1,710	(d	)
Horizon Village	Suwanee	Georgia	1996	2002		1,133	10,200	45	1,143	10,235	11,378	1,203	(d	)
Mays Crossing	Stockbridge	Georgia	1984	1997	1986	725	6,532	1,727	725	8,259	8,984	1,752	(d	)
Paulding Pavilion	Hiram	Georgia	1995	2006		1,261	7,374	331	1,261	7,705	8,966	130	(d	)
Promenade at Pleasant Hill	Duluth	Georgia	1993	2004		3,891	22,520	(731)	3,650	22,030	25,680	1,329	(e	)
Michigan
Auburn Mile	Auburn Hills	Michigan	2000	1999		15,704	0	(6,607)	6,496	2,601	9,097	892	(e	)
Beacon Square	Grand Haven	Michigan	2005	2006		1,806	6,093	1,982	1,824	8,057	9,881	251	(e	)
Clinton Pointe	Clinton Township	Michigan	1992	2003		1,175	10,499	(144)	1,175	10,355	11,530	894	(d	)

						Initial Cost to Company		Subsequent	Gross Cost at End
							Building &	Additions	of Period(b)
			Year	Year	Year		Improvements	(Retirements),		Building &		Accumulated
Property	Location		Constructed(a)	Acquired	Renovated	Land	(f)	Net	Land	Improvements	Total	Depreciation(c)	Encumbrances

Clinton Valley Mall	Sterling Heights	Michigan	1977	1996	2002	1,101	9,910	6,406	1,101	16,316	17,417	3,746	(d	)
Clinton Valley	Sterling Heights	Michigan	1985	1996		399	3,588	3,200	523	6,664	7,187	1,632	(d	)
Eastridge Commons	Flint	Michigan	1990	1996	2001	1,086	9,775	2,354	1,086	12,129	13,215	3,661	(d	)
Edgewood Towne Center	Lansing	Michigan	1990	1996	2001	665	5,981	39	645	6,040	6,685	1,637	(d	)
Fairlane Meadows	Dearborn	Michigan	1987	2003		1,955	17,557	207	1,956	17,763	19,719	1,495	(e	)
Shoppes at Fairlane	Dearborn	Michigan	2006	2005		1,300	63	1,658	1,300	1,721	3,021	—
Fraser Shopping Center	Fraser	Michigan	1977	1996		363	3,263	942	363	4,205	4,568	1,128	(e	)
Gaines Marketplace	Gaines Twp.	Michigan	2005	2005		226	6,782	8,819	8,343	7,484	15,827	286	(e	)
Hoover Eleven	Warren	Michigan	1989	2003		3,308	29,778	(698)	3,304	29,084	32,388	2,205	(e	)
Jackson Crossing	Jackson	Michigan	1967	1996	2002	2,249	20,237	12,974	2,249	33,211	35,460	8,062	(d	)
Jackson West	Jackson	Michigan	1996	1996	1999	2,806	6,270	6,127	2,691	12,512	15,203	3,475	(e	)
Kentwood Towne Center	Kentwood	Michigan	1988	1996		2,799	9,484	76	2,841	9,518	12,359	837	(e	)
Lake Orion Plaza	Lake Orion	Michigan	1977	1996		470	4,234	1,231	1,241	4,694	5,935	1,243	(d	)
Lakeshore Marketplace	Norton Shores	Michigan	1996	2003	2006	2,018	18,114	353	3,402	17,083	20,485	1,519	(e	)
Livonia Plaza	Livonia	Michigan	1988	2003		1,317	11,786	(43)	1,317	11,743	13,060	1,186	(d	)
Madison Center	Madison Heights	Michigan	1965	1997	2000	817	7,366	2,826	817	10,192	11,009	2,550	(e	)
New Towne Plaza	Canton Twp.	Michigan	1975	1996	2005	817	7,354	3,575	817	10,929	11,746	2,576	(e	)
Oak Brook Square	Flint	Michigan	1982	1996		955	8,591	1,709	955	10,300	11,255	2,689	(d	)
Roseville Towne Center	Roseville	Michigan	1963	1996	2004	1,403	13,195	7,102	1,403	20,297	21,700	4,710	(d	)
Southfield Plaza	Southfield	Michigan	1969	1996	2003	1,121	10,090	4,386	1,121	14,476	15,597	3,191	(d	)
Taylor Plaza	Taylor	Michigan	1970	1996		400	1,930	269	400	2,199	2,599	563	(d	)
Tel-Twelve	Southfield	Michigan	1968	1996	2006	3,819	43,181	32,673	3,819	75,854	79,673	14,943	(d	)
West Oaks I	Novi	Michigan	1979	1996	2006	0	6,304	11,143	1,768	15,679	17,447	3,048	(e	)
West Oaks II	Novi	Michigan	1986	1996	2000	1,391	12,519	5,809	1,391	18,328	19,719	4,574	(e	)
New Jersey
Chester Springs Shopping Center	Chester	New Jersey	1970	1996	1999	2,409	21,786	721	2,416	22,500	24,916	3,989	(e	)
North Carolina
Ridgeview Crossing	Elkin	North Carolina	1989	1997	1995	1,054	9,494	253	1,054	9,747	10,801	2,225	(e	)
Ohio
Office Max Center	Toledo	Ohio	1994	1996		227	2,042	0	227	2,042	2,269	545	(d	)
Crossroads Centre	Rossford	Ohio	2001	2001		5,800	20,709	1,209	4,898	22,820	27,718	3,636	(e	)

						Initial Cost to Company		Subsequent	Gross Cost at End
							Building &	Additions	of Period(b)
			Year	Year	Year		Improvements	(Retirements),		Building &		Accumulated
Property	Location		Constructed(a)	Acquired	Renovated	Land	(f)	Net	Land	Improvements	Total	Depreciation(c)	Encumbrances

Crossroads West	Rossford	Ohio	2005	2005		796	3,087	540	796	3,627	4,423	50	(d	)
Spring Meadows Place	Holland	Ohio	1987	1996	2005	1,662	14,959	4,621	1,653	19,589	21,242	4,687	(e	)
Troy Towne Center	Troy	Ohio	1990	1996	2003	930	8,372	(865)	813	7,624	8,437	2,252	(e	)
South Carolina
Taylors Square	Taylors	South Carolina	1989	1997	1995	1,581	14,237	2,950	1,721	17,047	18,768	3,535	(e	)
Tennessee
Highland Square	Crossville	Tennessee	1988	1997	2005	913	8,189	3,509	913	11,698	12,611	2,604	(d	)
Northwest Crossing	Knoxville	Tennessee	1989	1997	2006	1,284	11,566	5,672	1,284	17,238	18,522	3,081	(e	)
Northwest Crossing II	Knoxville	Tennessee	1999	1999		570	0	1,627	570	1,627	2,197	293	(d	)
Stonegate Plaza	Kingsport	Tennessee	1984	1997	1993	606	5,454	457	606	5,911	6,517	1,436
Virginia
Aquia Towne Center	Stafford	Virginia	1989	1998		2,187	19,776	7,122	3,049	26,036	29,085	4,324	(e	)
Wisconsin
East Town Plaza	Madison	Wisconsin	1992	2000	2000	1,768	16,216	60	1,768	16,276	18,044	2,682	(e	)
West Allis Towne Centre	West Allis	Wisconsin	1987	1996		1,866	16,789	1,635	1,866	18,424	20,290	4,851	(e	)

Grand Total						$128,673	$754,263	$165,666	$132,327	$916,275	$1,048,602	$150,627

(a)	If prior to May 1996, constructed by a predecessor of the Company.

(b)	The aggregate cost of land and buildings and improvements for federal income tax purposes is approximately $1,010 million.

(c)	Depreciation for all properties is computed over the useful life which is generally forty years.

(d)	The property is pledged as collateral on the unsecured credit facility.

(e)	The property is pledged as collateral on secured mortgages.

(f)	Refer to Footnote 1 for a summary of the Company’s capitalization policies.

The changes in real estate assets and accumulated depreciation for the years ended December 31, 2006, and 2005 are as follows:

Real Estate Assets	2006	2005	Accumulated Depreciation	2006	2005

Balance at beginning of period	$1,047,304	$1,066,255	Balance at beginning of period	$125,201	$115,079
Land Development/Acquisitions	30,251	37,302	Land Sales/Retirements	(5,819)	(1,103)
Discontinued Operations	22,311	(75,794)	Discontinued Operations	4,557	(13,799)
Capital Improvements	23,335	36,745	Depreciation	26,688	(13,799)

Sale/Retirements of Assets	(74,599)	(17,204)	Balance at end of period	$150,627	$125,201

Balance at end of period	$1,048,602	$1,047,304

RAMCO-GERSHENSON PROPERTIES TRUST

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2006, 2005 and 2004
(Dollars in thousands)

	Balance at
	Beginning	Charged		Balance at
	of Year	to Expense	Deductions	End of Year

Year ended December 31, 2006 —
Allowance for doubtful accounts	$2,017	$1,585	$689	$2,913
Year ended December 31, 2005 —
Allowance for doubtful accounts	$1,143	$1,315	$441	$2,017
Year ended December 31, 2004 —
Allowance for doubtful accounts	$873	$410	$140	$1,143