Form 10-Q
period 2007-03-31
RAMCO GERSHENSON PROPERTIES TRUST
filed 2007-05-04
CIK 842183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For the quarterly period ended March 31, 2007
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
Larger Accelerated Filer  ☐     Accelerated Filer  Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐     No ☑

Number of common shares of beneficial interest ($0.01 par value) of the registrant outstanding as of May 3, 2007: 17,957,375

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

RAMCO-GERSHENSON PROPERTIES TRUST

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(Unaudited)
	(In thousands, except
	per share amounts)

ASSETS
Investment in real estate, net	$886,537	$897,975
Cash and cash equivalents	9,483	11,550
Restricted cash	8,407	7,772
Accounts receivable, net	35,104	33,692
Equity investments in and advances to unconsolidated entities	71,403	75,824
Other assets, net	36,652	38,057

Total Assets	$1,047,586	$1,064,870

LIABILITIES
Mortgages and notes payable	$640,763	$676,225
Accounts payable and accrued expenses	26,989	26,424
Distributions payable	10,684	10,391
Capital lease obligation	7,623	7,682

Total Liabilities	686,059	720,722
Minority Interest	42,699	39,565

SHAREHOLDERS’ EQUITY
Preferred Shares of Beneficial Interest, par value $0.01, 10,000 shares authorized:
9.5% Series B Cumulative Redeemable Preferred Shares; 1,000 shares issued and outstanding, liquidation value of $25,000	23,804	23,804
7.95% Series C Cumulative Convertible Preferred Shares; 1,889 shares issued, 1,888 outstanding, liquidation value of $53,808	51,714	51,714
Common Shares of Beneficial Interest, par value $0.01, 45,000 shares authorized; 16,601 and 16,580 issued and outstanding as of March 31, 2007 and December 31, 2006, respectively	166	166
Additional paid-in capital	335,674	335,738
Accumulated other comprehensive income	24	247
Cumulative distributions in excess of net income	(92,554)	(107,086)

Total Shareholders’ Equity	318,828	304,583

Total Liabilities and Shareholders’ Equity	$1,047,586	$1,064,870

See notes to consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Three Months
	Ended March 31,
	2007	2006
	(Unaudited)
	(In thousands, except per share amounts)

REVENUES:
Minimum rents	$24,273	$24,634
Percentage rents	312	385
Recoveries from tenants	11,736	9,874
Fees and management income	2,604	1,242
Other income	1,178	440

Total revenues	40,103	36,575

EXPENSES:
Real estate taxes	5,171	4,877
Recoverable operating expenses	6,683	5,602
Depreciation and amortization	8,137	8,077
Other operating	509	702
General and administrative	3,033	4,101
Interest expense	11,018	10,570

Total expenses	34,551	33,929

Income from continuing operations before gain on sale of real estate assets, minority interest and earnings from unconsolidated entities	5,552	2,646
Gain on sale of real estate assets	22,435	1,708
Minority interest	(4,528)	(786)
Earnings from unconsolidated entities	406	737

Income from continuing operations	23,865	4,305

Discontinued operations, net of minority interest:
Gain on sale of real estate assets	—	957
Income from operations	—	323

Income from discontinued operations	—	1,280

Net income	23,865	5,585
Preferred stock dividends	(1,663)	(1,664)

Net income available to common shareholders	$22,202	$3,921

Basic earnings per common share:
Income from continuing operations	$1.34	$0.16
Income from discontinued operations	—	0.07

Net income	$1.34	$0.23

Diluted earnings per common share:
Income from continuing operations	$1.25	$0.16
Income from discontinued operations	—	0.07

Net income	$1.25	$0.23

Basic weighted average common shares outstanding	16,590	16,847

Diluted weighted average common shares outstanding	18,553	16,889

COMPREHENSIVE INCOME
Net income	$23,865	$5,585
Other comprehensive income:
Unrealized (loss) gain on interest rate swaps	(223)	554

Comprehensive income	$23,642	$6,139

See notes to consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months
	Ended March 31,
	2007	2006
	(Unaudited)
	(In thousands)

Cash Flows from Operating Activities:
Net income	$23,865	$5,585
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,137	8,077
Amortization of deferred financing costs	339	256
Gain on sale of real estate assets	(22,435)	(1,708)
Earnings from unconsolidated entities	(406)	(737)
Discontinued operations	—	(1,502)
Minority interest, continuing operations	4,528	786
Distributions received from unconsolidated entities	833	572
Changes in operating assets and liabilities that (used) provided cash:
Accounts receivable	(1,635)	(2,331)
Other assets	858	319
Accounts payable and accrued expenses	500	462

Net Cash Provided by Continuing Operating Activities	14,584	9,779
Operating Cash from Discontinued Operations	—	602

Net Cash Provided by Operating Activities	14,584	10,381

Cash Flows from Investing Activities:
Real estate developed or acquired, net of liabilities assumed	(5,345)	(7,130)
Investment in and advances to unconsolidated entities	(10,326)	(226)
Proceeds from sales of real estate	43,889	6,080
Increase in restricted cash	(635)	(1,012)
Proceeds from repayment of note receivable from joint venture	14,128	—

Net Cash Provided by (Used in) Continuing Investing Activities	41,711	(2,288)
Investing Cash from Discontinued Operations	—	45,366

Net Cash Provided by Investing Activities	41,711	43,078

Cash Flows from Financing Activities:
Distributions to shareholders	(7,417)	(7,371)
Distributions to operating partnership unit holders	(1,310)	(1,281)
Dividends to preferred shareholders	(1,663)	(1,664)
Distributions to minority partners	(44)	(34)
Payment of unsecured revolving credit facility	(48,342)	(51,250)
Principal repayments on mortgages payable	(38,308)	(1,757)
Payment of deferred financing costs	(209)	(63)
Borrowings on unsecured revolving credit facility	37,300	11,200
Principal repayments on capital lease obligation	(59)	(91)
Proceeds from mortgages payable	1,690	—
Purchase and retirement of common shares	—	(82)
Proceeds from exercise of stock options	—	46

Net Cash Used in Continuing Financing Activities	(58,362)	(52,347)
Financing Cash from Discontinued Operations	—	—

Net Cash Used in Financing Activities	(58,362)	(52,347)

Net (Decrease) Increase in Cash and Cash Equivalents	(2,067)	1,112
Cash and Cash Equivalents, Beginning of Period	11,550	7,136

Cash and Cash Equivalents, End of Period	$9,483	$8,248

Supplemental Cash Flow Disclosure, including Non-Cash Activities:
Cash paid for interest during the period	$10,705	$10,202
Capitalized interest	244	383
Assumed debt of acquired property	12,197	—
(Decrease) increase in fair value of interest rate swaps	(223)	554

See notes to consolidated financial statements

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

1.	Organization and Basis of Presentation

Ramco-Gershenson Properties Trust (the “Company”) is a Maryland real estate investment trust (“REIT”) organized on October 2, 1997. The Company is a publicly-traded REIT which, through its subsidiaries, owns, develops, acquires, manages and leases community shopping centers (including power centers and single tenant retail properties) and one regional mall. At March 31, 2007, the Company had a portfolio of 84 shopping centers, with approximately 18.8 million square feet of gross leasable area (GLA), located in the Midwestern, Southeastern and Mid-Atlantic regions of the United States. The Company’s centers are usually anchored by discount department stores or supermarkets and the tenant base consists primarily of national and regional retail chains and local retailers.

The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in audited financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission. These consolidated financial statements, in the opinion of management, include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the period and dates presented. Interim operating results are not necessarily indicative of operating results for the full year.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority owned subsidiary, Ramco-Gershenson Properties, L.P. (the “Operating Partnership,” which was 85.0% owned by the Company at March 31, 2007 and December 31, 2006), and all wholly owned subsidiaries, including bankruptcy remote single purpose entities, and all majority owned joint ventures over which the Company has control. Investments in real estate joint ventures for which the Company has the ability to exercise significant influence over, but for which the Company does not have financial or operating control, are accounted for using the equity method of accounting. Accordingly, the Company’s share of the earnings of these joint ventures has been recorded as earnings from unconsolidated entities in the Company’s consolidated statements of net income. All intercompany accounts and transactions have been eliminated in consolidation.

The Operating Partnership owns 100% of the non-voting and voting common stock of Ramco-Gershenson, Inc. (“Ramco”), which provides property management services to the Company and to other entities, and therefore Ramco is included in the consolidated financial statements. Ramco has elected to be a taxable REIT subsidiary for federal income tax purposes.

New Accounting Pronouncements

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48) on January 1, 2007. FIN 48 defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Adoption of FIN 48 did not have a material effect on the Company’s results of operations or financial position.

The Company had no unrecognized tax benefits as of the January 1, 2007 adoption date or as of March 31, 2007. The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of March 31, 2007. The Company has no interest or penalties relating to income taxes recognized in the statement of operations for the three months ended March 31, 2007 or in the balance sheet as of March 31, 2007. It is the Company’s accounting policy to classify interest and penalties relating to unrecognized tax

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

benefits as interest expense and tax expense, respectively. As of March 31, 2007, returns for the calendar years 2003 through 2006 remain subject to examination by the Internal Revenue Service and various state and local tax jurisdictions. As of March 31, 2007 certain returns for calendar year 2002 also remain subject to examination by various state and local tax jurisdictions.

2.	Sale of Real Estate Assets

On January 23, 2006, the Company sold seven of its shopping centers held for sale for $47,000 in aggregate, resulting in a gain of approximately $957, net of the minority interest in the Operating Partnership. The shopping centers, which were sold as a portfolio to an unrelated third party, include: Cox Creek Plaza in Florence, Alabama; Crestview Corners in Crestview, Florida; Cumberland Gallery in New Tazewell, Tennessee; Holly Springs Plaza in Franklin, North Carolina; Indian Hills in Calhoun, Georgia; Edgewood Square in North Augusta, South Carolina; and Tellico Plaza in Lenoir City, Tennessee. The proceeds from the sale were used to pay down the Company’s unsecured revolving credit facility. The operations of these seven shopping centers have been reflected as discontinued operations in the Company’s consolidated statement of income for the three months ended March 31, 2006 in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Total revenue for the seven properties was $460 for the three months ended March 31, 2006.

3.  Accounts Receivable, Net

Accounts receivable includes $14,966 and $14,687 of unbilled straight-line rent receivables at March 31, 2007 and December 31, 2006, respectively.

Accounts receivable at March 31, 2007 and December 31, 2006, include $2,888 and $2,886, respectively, due from Atlantic Realty Trust (“Atlantic”) for reimbursement of tax deficiencies and interest related to the Internal Revenue Service (“IRS”) examination of the Company’s taxable years ended December 31, 1991 through 1995. According to the terms of a tax agreement that the Company entered into with Atlantic (the “Tax Agreement”), Atlantic assumed all of the Company’s liability for tax and interest arising out of that IRS examination. See Note 10.

Effective March 31, 2006, Atlantic was merged into (acquired by) SI 1339, Inc., a wholly-owned subsidiary of Kimco Realty Corporation (“Kimco”), with SI 1339, Inc. continuing as the surviving corporation. By way of the merger, SI 1339, Inc. acquired Atlantic’s assets, subject to its liabilities, including its obligations to the Company under the Tax Agreement. Subsequent to the merger, SI 1339, Inc. changed its name to Kimco SI 1339, Inc. See Note 10.

The Company’s policy is to record a periodic provision for doubtful accounts based on a percentage of minimum rents. The Company monitors the collectibility of its accounts receivable (billed, unbilled and straight-line) from specific tenants, and analyzes historical bad debts, customer credit worthiness, current economic trends and changes in tenant payment terms when evaluating the adequacy of the allowance for bad debts. When tenants are in bankruptcy, the Company makes estimates of the expected recovery of pre-petition and post-petition claims. The ultimate resolution of these claims can exceed one year. Accounts receivable in the accompanying consolidated balance sheets is shown net of an allowance for doubtful accounts of $2,237 and $2,913 at March 31, 2007 and December 31, 2006, respectively.

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.  Investment in Real Estate, Net

Investment in real estate consists of the following:

	March 31,	December 31,
	2007	2006
	(Unaudited)

Land	$141,962	$132,327
Buildings and improvements	886,484	905,669
Construction in progress	10,770	10,606

	1,039,216	1,048,602
Less: accumulated depreciation	(152,679)	(150,627)

Investment in real estate, net	$886,537	$897,975

5.	Other Assets, Net

Other assets consist of the following:

	March 31,	December 31,
	2007	2006
	(Unaudited)

Leasing costs	$30,973	$30,644
Intangible assets	9,518	9,592
Deferred financing costs	6,663	6,872
Other assets	5,139	5,813

	52,293	52,921
Less: accumulated amortization	(28,350)	(27,834)

	23,943	25,087
Prepaid expenses and other	11,941	11,819
Proposed development and acquisition costs	768	1,151

Other assets, net	$36,652	$38,057

Intangible assets at March 31, 2007 include $6,502 of lease origination costs and $2,935 of favorable leases related to the allocation of the purchase price for acquisitions made since 2002. These assets are being amortized over the lives of the applicable leases as reductions or additions to minimum rent revenue, as appropriate, over the initial terms of the respective leases. The average amortization period for intangible assets attributable to lease origination costs and for favorable leases is 7.4 years and 7.6 years, respectively.

The Company recorded amortization of deferred financing costs of $339 and $256, respectively, during the three months ended March 31, 2007 and 2006. This amortization has been recorded as interest expense in the Company’s consolidated statements of income.

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table represents estimated future amortization expense related to intangible assets as of March 31, 2007 (unaudited):

Year Ending December 31,

2007 (April 1 — December 31)	$4,414
2008	4,927
2009	3,808
2010	2,925
2011	2,146
Thereafter	5,723

Total	$23,943

6.	Mortgages and Notes Payable

Mortgages and notes payable consist of the following:

	March 31,	December 31,
	2007	2006
	(Unaudited)

Fixed rate mortgages with interest rates ranging from 4.8% to 8.1%, due at various dates through 2018	$383,216	$419,824
Floating rate mortgages with interest rates ranging from 6.6% to 7.9%, due at various dates through 2008	27,906	15,718
Secured Term Loan, with an interest rate at LIBOR plus 115 to 150 basis points, due December 2008. The effective rate at March 31, 2007 and December 31, 2006 was 6.7%	4,641	4,641
Unsecured Term Loan Credit Facility, with an interest rate at LIBOR plus 130 to 165 basis points, due December 2010, maximum borrowings $100,000. The effective rate at March 31, 2007 and December 31, 2006 was 6.5%	100,000	100,000
Unsecured Revolving Credit Facility, with an interest rate at LIBOR plus 115 to 150 basis points, due December 2008, maximum borrowings $150,000. The effective rate at March 31, 2007 and December 31, 2006 was 6.7%	102,400	103,550
Unsecured Bridge Term Loan, with an interest rate at LIBOR plus 135 basis points, due June 2007. The effective rate at March 31, 2007 and December 31, 2006 was 6.7%	22,600	22,600
Unsecured Subordinated Term Loan, with an interest rate at LIBOR plus 225 basis points, paid in full in March 2007, effective rate of 7.6% at December 31, 2006	—	9,892

	$640,763	$676,225

The mortgage notes are secured by mortgages on properties that have an approximate net book value of $508,544 as of March 31, 2007.

With respect to the various fixed rate mortgages, floating rate mortgages, and the unsecured bridge term loan due in 2007, it is the Company’s intent to refinance these mortgages and notes payable.

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

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

At March 31, 2007, outstanding letters of credit issued under the Credit Facility, not reflected in the accompanying consolidated balance sheet, total approximately $3,410.

The Credit Facility, the unsecured bridge term loan and the secured term loan contain financial covenants relating to total leverage, fixed charge coverage ratio, loan to asset value, tangible net worth and various other calculations. As of March 31, 2007, the Company was in compliance with the covenant terms.

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

Under terms of various debt agreements, the Company may be required to maintain interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate debt. The Company has interest rate swap agreements with an aggregate notional amount of $80,000 at March 31, 2007. Based on rates in effect at March 31, 2007, the agreements provide for fixed rates ranging from 6.2% to 6.6% and expire December 2008 through March 2009.

The following table presents scheduled principal payments on mortgages and notes payable as of March 31, 2007 (unaudited):

Year Ending December 31,

2007 (April 1 - December 31)	$84,267
2008	219,100
2009	27,481
2010	119,723
2011	27,932
Thereafter	162,260

Total	$640,763

7.	Equity Investments in and Advances to Unconsolidated Entities

As of March 31, 2007, the Company had investments in the following unconsolidated entities:

	Ownership as of
Entity Name	March 31, 2007

S-12 Associates	50%
Ramco/West Acres LLC	40%
Ramco/Shenandoah LLC	40%
Ramco/Lion Venture LP	30%
Ramco Jacksonville LLC	20	% (1)
Ramco 450 LLC	20%
Ramco 191 LLC	20%

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	On April 16, 2007, the Company acquired the remaining 80% ownership interest in Ramco Jacksonville LLC. See Note 11.

The Company’s investments in S-12 Associates, Ramco/West Acres LLC, and Ramco/Shenandoah LLC are not material to the Company’s financial position or results of operations. A discussion of the Company’s more significant investments in unconsolidated entities follows.

Ramco 450 LLC

In December 2006, the Company formed Ramco 450 LLC, a joint venture with an investor advised by Heitman LLC. The joint venture will acquire up to $450 million of core and core-plus community shopping centers located in the Midwestern and Mid-Atlantic United States. The Company owns 20% of the equity in the joint venture and its joint venture partner owns 80%. The leverage on the acquired assets is expected to be 65%. In December 2006, the Company sold its Merchants’ Square shopping center in Carmel, Indiana and its Crofton Centre shopping center in Crofton, Maryland to the joint venture. The Company recognized 80% of the gain on the sale of these two centers, representing the gain attributable to the joint venture partner’s 80% ownership interest. The remaining 20% of the gain on the sale of these two centers has been deferred and recorded as a reduction in the carrying amount of the Company’s equity investments in and advances to unconsolidated entities.

In February 2007, the joint venture acquired a shopping center in Georgia at a cost of $24,100. The joint venture financed the acquisition of this shopping center through a short-term loan from a bank in the amount of $24,800. Subsequent to the acquisition of this shopping center, the joint venture paid down the loan to $16,300 as of March 31, 2007.

In March 2007, the Company sold its Chester Springs Shopping Center in Chester, New Jersey to the joint venture. The joint venture assumed debt of $23,841 in connection with the sale of this center. The Company recognized a gain of $22,745, net of taxes of $2,316, on the sale of this center, representing the gain attributable to the joint venture partner’s 80% ownership interest. The remaining 20% of the gain on the sale of this center has been deferred and recorded as a reduction in the carrying amount of the Company’s equity investments in and advances to unconsolidated entities.

Ramco 191 LLC

In November 2006, the Company also formed Ramco 191 LLC, a joint venture with Heitman Value Partners Investments LLC, to acquire $75 million of neighborhood, community or power shopping centers with significant value-added opportunities in infill locations in metropolitan trade areas. The Company owns 20% of the equity in the joint venture and its joint venture partner owns 80%. In November 2006, the Company sold Collins Pointe Plaza to the joint venture. The Company recognized 80% of the gain on the sale of this center, representing the gain attributable to the joint venture partner’s 80% ownership interest. The remaining 20% of the gain on the sale of this center has been deferred and recorded as a reduction in the carrying amount of the Company’s equity investments in and advances to unconsolidated entities. The Company may sell one additional shopping center to the joint venture in 2007.

Ramco/Lion Venture LP

In December 2004, the Company formed Ramco/Lion Venture LP with affiliates of Clarion Lion Properties Fund (“Clarion”), a private equity real estate fund sponsored by ING Clarion Partners. The Company owns 30% of the equity in the joint venture and Clarion owns 70%. The joint venture plans to acquire up to $450,000 of stable, well-located community shopping centers located in the Southeastern and Midwestern United States.

In December 2006, the joint venture acquired a shopping center located in Michigan at a cost of $13,350. The joint venture did not incur or assume any mortgage indebtedness in connection with this acquisition.

In February 2007, the joint venture acquired two shopping centers located in Florida at a cost of $38,000. The joint venture assumed $14,500 of mortgage indebtedness in connection with the acquisition of one of the shopping

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

centers. On a cumulative basis, the joint venture has acquired 15 shopping centers with a total aggregate purchase price of $429,750.

Ramco Jacksonville, LLC

In March 2005, the Company formed Ramco Jacksonville, LLC (“Jacksonville”) to develop a shopping center in Jacksonville, Florida. The Company invested $929 for a 20% interest in Jacksonville and an unrelated party contributed capital of $3,715 for an 80% interest. The Company also transferred land and certain improvements to the joint venture in the amount of $7,994 and $1,072 of cash for a note receivable from the joint venture in the aggregate amount of $9,066. The note receivable was repaid by Jacksonville in 2005.

On June 30, 2005, Jacksonville obtained a construction loan and mezzanine financing from a financial institution, in the amount of $58,772. As of December 31, 2006, Jacksonville had $47,622 of total borrowings, of which $41,091 represented borrowings on the construction loan and the remainder represented mezzanine financing. The construction loan and the mezzanine financing were repaid in March 2007 in connection with the permanent mortgage loan discussed below.

In 2006, the Operating Partnership entered into a note receivable from Jacksonville in the amount of $10,000. In addition, the Operating Partnership made advances of $4,128 to Jacksonville.

In March 2007, Jacksonville closed on a permanent mortgage loan with a third party lender. The total mortgage loan commitment was $110,000, of which $75,000 was funded as of March 31, 2007. See Note 11. The mortgage loan is an interest only loan for ten years with an interest rate of 5.4% and matures on April 1, 2017. Upon the occurrence of certain events, such as fraud or filing of a bankruptcy petition by Jacksonville, the Operating Partnership would be liable for the entire outstanding balance of the loan, all interest accrued thereon and certain other costs, penalties and expenses. The proceeds of the mortgage loan were used to repay the construction loan and mezzanine financing discussed above, to repay the Operating Partnership for the note receivable and advances discussed above, and to pay for the completion of the construction of the River City Marketplace development.

Debt

The Company’s unconsolidated entities had the following debt outstanding at March 31, 2007 (unaudited):

	Balance	Interest	Maturity
Entity Name	Outstanding	Rate	Date

S-12 Associates	$1,059	6.8%	May 2016	(1)
Ramco/West Acres LLC	8,904	8.1%	April 2030	(2)
Ramco/Shenandoah LLC	12,328	7.3%	February 2012
Ramco Jacksonville LLC	75,000	5.4%	April 2017	(3)
Ramco Lion Venture LP	232,520	Various	Various	(4)
Ramco 450 LLC	78,424	Various	Various	(5)

	$408,235

(1)	Interest rate is fixed until June 2007, then resets per formula annually.

(2)	Under terms of the note, the anticipated payment date is April 2010.

(3)	Interest only for ten years. See Note 11.

(4)	Interest rates range from 4.6% to 8.3% with maturities ranging from November 2009 to June 2020.

(5)	Interest rates range from 5.5% to 7.1% with maturities ranging from February 2008 to January 2017.

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fees and Management Income

Under the terms of agreements with certain joint ventures, Ramco is the manager of the joint ventures and their properties, earning fees for acquisitions, development, management, leasing, and financing. The fees earned by Ramco, which are reported in the consolidated statements of income as fees and management income, are summarized as follows:

	Three Months Ended
	March 31,	March 31,
	2007	2006
	(Unaudited)

Acquisition fee income	$865	$543
Financing fee income	861	—
Management fee income	426	275
Leasing fee income	269	294

Total	$2,421	$1,112

Combined Condensed Financial Information

Combined condensed financial information for the Company’s unconsolidated entities is summarized as follows:

	March 31,	December 31,
	2007	2006
	(Unaudited)

ASSETS
Investment in real estate, net	$699,083	$576,428
Other assets	24,964	19,214

Total Assets	$724,047	$595,642

LIABILITIES AND OWNERS’ EQUITY
Mortgage notes payable	$408,235	$343,094
Other liabilities	22,412	23,143
Owners’ equity	293,400	229,405

Total Liabilities and Owners’ Equity	$724,047	$595,642

Company’s equity investments in and advances to unconsolidated entities	$71,403	$75,824

	Three Months	Three Months
	Ended	Ended
	March 31, 2007	March 31, 2006
	(Unaudited)

TOTAL REVENUES	$15,605	$12,023
TOTAL EXPENSES	14,549	9,668

Net Income	$1,056	$2,355

Company’s share of earnings from unconsolidated entities	$406	$737

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share (“EPS”) (in thousands, except per share data):

	Three Months Ended March 31,
	2007	2006
	(Unaudited)

Numerator:
Income from continuing operations before minority interest	$28,393	$5,091
Minority interest	(4,528)	(786)
Preferred stock dividends	(1,663)	(1,664)

Income from continuing operations available to common shareholders	22,202	2,641
Discontinued operations, net of minority interest:
Gain on sale of real estate assets	—	957
Income from operations	—	323

Net income available to common shareholders	$22,202	$3,921

Denominator:
Weighted-average common shares for basic EPS	16,590	16,847
Effect of dilutive securities:
Preferred Shares	1,888	—
Options outstanding	75	42

Weighted-average common shares for diluted EPS	18,553	16,889

Basic EPS:
Income from continuing operations	$1.34	$0.16
Income from discontinued operations	—	0.07

Net income	$1.34	$0.23

Diluted EPS:
Income from continuing operations	$1.25	$0.16
Income from discontinued operations	—	0.07

Net income	$1.25	$0.23

During the three months ended March 31, 2007, the Company’s Series C Preferred Shares were dilutive and therefore the Series C Preferred Shares were included in the calculation of diluted EPS. However, for the three months ended March 31, 2006, the Series C Preferred Shares were antidilutive and therefore the Series C Preferred Shares were not included in the calculation of diluted EPS. See Note 11.

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Leases

Approximate future minimum revenues from rentals under noncancelable operating leases in effect at March 31, 2007, assuming no new or renegotiated leases or option extensions on lease agreements, are as follows (unaudited):

Year Ending December 31,

2007 (April 1 - December 31)	$68,033
2008	85,328
2009	72,825
2010	63,782
2011	54,299
Thereafter	257,511

Total	$601,778

The Company leases certain office facilities, including its corporate office, under leases that expire through 2014. The Company’s corporate office lease has an option to renew for two consecutive periods of five years each.

Approximate future minimum rental payments under the Company’s noncancelable office leases, assuming no options extensions, and a capital ground lease at one of its shopping centers, are as follows (unaudited):

	Office	Capital
Year Ending December 31,	Leases	Lease

2007 (April 1 - December 31)	$556	$508
2008	757	677
2009	776	677
2010	784	677
2011	788	677
Thereafter	2,189	7,309

Total minimum lease payments	5,850	10,525
Less: amounts representing interest	—	(2,902)

Total	$5,850	$7,623

10.	Commitments and Contingencies

Construction Costs

In connection with the development and expansion of various shopping centers, as of March 31, 2007 we have entered into agreements for construction costs of approximately $7,128, including approximately $5,471 for costs related to the development of River City Marketplace in Jacksonville, Florida.

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

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In connection with the incorporation, and distribution of all of the shares of Atlantic, in May 1996 we entered into the Tax Agreement with Atlantic under which Atlantic assumed all of our tax liabilities arising out of the IRS’ then ongoing examinations (which included, but is not otherwise limited to, the IRS Audit), excluding any tax liability relating to any actions or events occurring, or any tax return position taken, after May 10, 1996, but including liabilities for additions to tax, interest, penalties and costs relating to covered taxes. In addition, the Tax Agreement provides that, to the extent any tax which Atlantic is obligated to pay under the Tax Agreement can be avoided through the declaration of a deficiency dividend, we would make, and Atlantic would reimburse us for the amount of, such deficiency dividend.

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

Pursuant to the Closing Agreement we agreed to an adjustment to our taxable income for each of our taxable years ended December 31, 1991 through 1995. The Company has determined that it is obligated to advise the relevant taxing authorities for the state and local jurisdictions where it conducted business during those years of the fact of such adjustments and the terms of the Closing Agreement. We believe that our exposure to state and local tax, penalties, interest and other miscellaneous expenses will not exceed $1,698 as of March 31, 2007. It is management’s belief that any liability for state and local tax, penalties, interest, and other miscellaneous expenses that may exist in relation to the IRS Audit will be covered under the Tax Agreement.

Effective March 31, 2006, Atlantic was merged into (acquired by) SI 1339, Inc., a wholly-owned subsidiary of Kimco Realty Corporation (“Kimco”), with SI 1339, Inc. continuing as the surviving corporation. By way of the merger, SI 1339, Inc. acquired Atlantic’s assets, subject to its liabilities, including its obligations to the Company under the Tax Agreement. Subsequent to the merger, SI 1339, Inc. changed its name to Kimco SI 1339, Inc. In a press release issued on the effective date of the merger, Kimco disclosed that the shareholders of Atlantic received common shares of Kimco valued at $81.8 million in exchange for their shares in Atlantic.

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Litigation

The Company is currently involved in certain litigation arising in the ordinary course of business. The Company believes that this litigation will not have a material adverse effect on our consolidated financial statements.

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

Repurchase of Common Shares of Beneficial Interest

In December 2005, the Board of Trustees authorized the repurchase, at management’s discretion, of up to $15,000 of the Company’s common shares of beneficial interest. The program allows the Company to repurchase its common shares of beneficial interest from time to time in the open market or in privately negotiated transactions. As of March 31, 2007, the Company had purchased and retired 287,900 shares of the Company’s common shares of beneficial interest under this program at an average cost of $27.11 per share.

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Subsequent Events

On April 2, 2007, the Company announced that it would redeem all of its outstanding 7.95% Series C Cumulative Convertible Preferred Shares of Beneficial Interest on June 1, 2007. The shares will be redeemed at $28.50 per share, plus accrued and unpaid dividends to the redemption date without interest. The Company expects that most of the Series C Preferred shareholders will convert the Series C Preferred Shares to common shares prior to June 1, 2007.

On April 11, 2007, the 80% partner in Jacksonville (see Note 7) submitted a written offer to sell their interest in the joint venture to the Company. On April 16, 2007, the Company acquired the remaining 80% ownership interest in Jacksonville for $5,100 in cash and the assumption of the $110,000 mortgage loan, of which $75,000 was outstanding on the date of acquisition, and other liabilities. The additional investment will result in Jacksonville being consolidated as of April 16, 2007.

On April 25, 2007, Jacksonville borrowed the remaining $35,000 of its $110,000 mortgage loan commitment. See Note 7.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the consolidated financial statements, including the respective notes thereto, which are included in this Form 10-Q.

Overview

We are a publicly-traded real estate investment trust (“REIT”) which owns, develops, acquires, manages and leases community shopping centers (including power centers and single-tenant retail properties) and one regional mall in the Midwestern, Southeastern and Mid-Atlantic regions of the United States. At March 31, 2007, our portfolio consisted of 84 shopping centers, of which 16 were power centers and two were single-tenant retail properties, as well as one enclosed regional mall, totaling approximately 18.8 million square feet of gross leasable area (“GLA”). We owned approximately 15.1 million square feet of such GLA, with the remaining portion owned by various anchor stores.

Our corporate strategy is to maximize total return for our shareholders by improving operating income and enhancing asset value. We pursue our goal through:

•	The acquisition of community shopping centers, either through on-balance sheet purchases or through joint ventures, with a focus on grocery and nationally-recognized discount department store anchor tenants;

•	The development of new shopping centers in metropolitan markets where we believe demand for a center exists;

•	A proactive approach to redeveloping, renovating and expanding our shopping centers; and

•	A proactive approach to leasing vacant spaces and entering into new leases for occupied spaces when leases are about to expire.

We have followed a disciplined approach to managing our operations by focusing primarily on enhancing the value of our existing portfolio through strategic sales and successful leasing efforts. We continue to selectively pursue new acquisitions and development opportunities.

The highlights of our first quarter of 2007 activity reflect this strategy:

Joint Venture Acquisitions

•	In February 2007, our $450 million joint venture with an investor advised by Heitman LLC acquired Peachtree Hill shopping center in Duluth, Georgia, a suburb of Atlanta. Peachtree Hill is a 149,233 square foot community shopping center and is anchored by a Kroger Supermarket. In March 2007, we sold our Chester Springs Shopping Center in Chester, New Jersey to this joint venture. The joint venture assumed debt of $23.8 million in connection with the sale of this center. This joint venture now consists of four shopping centers with a total initial value of $149.0 million.

•	Our $450 million joint venture with ING Clarion acquired Cocoa Commons, a 75,120 square foot community shopping center in Cocoa, Florida anchored by Publix, and Cypress Point, a 158,685 square foot community shopping center in Clearwater, Florida anchored by Fresh Market and Burlington Coat Factory. With the acquisitions of these two centers, this joint venture now owns 15 shopping centers with an aggregate initial value of $429.8 million.

Development

•	Our Ramco Jacksonville LLC joint venture substantially completed the River City Marketplace development in Jacksonville, Florida. As of March 31, 2007, it had secured retailer commitments for 96% of the shopping center, including anchor owned space. The shopping center is anchored by a Wal-Mart Supercenter and a Lowe’s Home Improvement. In addition to Wal-Mart and Lowe’s, Wallace (Hollywood) Theatres, Ross Dress for Less, PetSmart, Michaels, Old Navy, Bed Bath & Beyond, and Office Max are open, and we have executed leases with Gander Mountain, Ashley Furniture and Best Buy. On April 16, 2007, we acquired our 80% joint venture partner’s interest in this shopping center.

•	We have two additional ongoing developments at Rossford Pointe in Rossford, Ohio and The Shoppes of Fairlane Meadows in Dearborn, Michigan. Rossford Pointe is a ten acre development adjacent to our Crossroads Centre and includes PetSmart which is open in 20,339 square feet, an additional 40,000 square feet of mid-box use and 6,400 square feet of retail space. The Shoppes of Fairlane Meadows is an approximate two acre development with 19,000 square feet of retail space and is being developed to complement our 313,000 square foot Fairlane Meadows shopping center.

Redevelopment

•	We commenced the redevelopment of Collins Pointe Plaza, an 81,042 square foot shopping center in Cartersville, Georgia, a suburb of Atlanta. We are in the process of retenanting a 46,300 square foot vacant Winn Dixie space and are constructing an outlot building and additional small shop space of approximately 25,000 square feet. We purchased this shopping center in August 2006, and sold it in November 2006 to our $75 million joint venture with Heitman Value Partners Investment LLC. The estimated total cost of this redevelopment project is $4.7 million.

•	At March 31, 2007, we have five additional value-added redevelopment projects in process with a total project cost of $20.7 million. Each of these value-added redevelopments involves the expansion or addition of at least one national anchor tenant.

Leasing

•	During the quarter, we opened 27 new non-anchor stores totaling 71,068 square feet, at an average base rent of $19.92 per square foot, an increase of 28.9% over the portfolio average for non-anchor stores. We also renewed 40 non-anchor leases totaling 103,148 square feet, at an average base rent of $15.53 per square foot, achieving an increase of 9.7% over prior rental rates.

•	In addition, we opened one new anchor store in 22,350 square feet, at a base rent of $8.25 per square foot, an increase of 7.0% over the portfolio average for anchor stores. During the quarter, tenants at three anchor spaces totaling 201,562 square feet exercised lease options at an average base rent of $3.23 per square foot, consistent with prior rental rates for such spaces.

•	Overall total portfolio average base rents increased to $15.45 in the first quarter of 2007, as compared to $15.10 at December 31, 2006.

•	Our portfolio was 92.8% occupied at of March 31, 2007, as compared to 93.6% at December 31, 2006.

Financing and Treasury

•	In March, our Ramco Jacksonville LLC joint venture entered into a $110 million long-term fixed-rate financing agreement with a third party lender, of which $75 million was funded and used to replace construction financing on the River City Marketplace development. The loan is interest only for 10 years and has a rate of 5.4%. On April 25, 2007, after acquiring our joint venture partner’s 80% ownership interest in the joint venture, we borrowed the remaining $35 million available under the loan, and we utilized these funds to repay the construction loan and mezzanine financing, and to pay for future development costs for the project.

•	In March, our Board of Trustees approved a 3.4% increase in the common share dividend paid quarterly. On an annual basis, the dividend to common shareholders is now $1.85 per common share.

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

Critical accounting policies are those that are both significant to the overall presentation of our financial condition and results of operations and require management to make difficult, complex or subjective judgments. For example, significant estimates and assumptions have been made with respect to useful lives of assets, capitalization of development and leasing costs, recoverable amounts of receivables and initial valuations and related amortization periods of deferred costs and intangibles, particularly with respect to property acquisitions. Our critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2006 have not materially changed during the first three months of 2007.

Comparison of Three Months Ended March 31, 2007 to Three Months Ended March 31, 2006

For purposes of comparison between the three months ended March 31, 2007 and 2006, “Same Center” refers to the shopping center properties owned by our consolidated entities as of January 1, 2006 and March 31, 2007.

In 2006, we acquired Paulding Pavilion, and we also acquired an additional 90% partnership interest in Beacon Square, bringing our total ownership interest to 100%. Subsequent to the acquisition of the additional 90% partnership interest, Beacon Square has been consolidated in our financial statements. These properties acquired by our consolidated entities are collectively referred to as “Acquisitions” in the following discussion.

In December 2006, we sold two shopping centers, Crofton Centre and Merchants Square, to our $450 million joint venture with an investor advised by Heitman LLC. In March 2007, we sold Chester Springs Shopping Center to this same joint venture. These properties disposed of by our consolidated entities are collectively referred to as “Dispositions” in the following discussion.

Revenues

Total revenues for the three months ended March 31, 2007 were $40.1 million, a $3.5 million increase over the comparable period in 2006.

Minimum rents decreased $361,000 to $24.3 million for the three months ended March 31, 2007 as compared to $24.6 million for the first quarter of 2006. The Dispositions resulted in a decrease of approximately $1.3 million in minimum rents, offset by an increase of approximately $400,000 from the Acquisitions, and an increase of approximately $600,000 from Same Center properties. The $600,000 increase at the Same Center properties represents a 2.8% increase over the comparable period in 2006, and is the result of the completion of redevelopment projects at certain of our shopping centers, in particular Tel-Twelve and Spring Meadows Place. Both of these redevelopments involved the expansion or addition of at least one national anchor tenant.

Recoveries from tenants increased $1.8 million to $11.7 million for the first quarter of 2007 as compared to $9.9 million for the same period in 2006. The Dispositions resulted in a decrease of approximately $200,000 in recoveries from tenants, offset by an increase of approximately $100,000 from the Acquisitions. The increase of approximately $1.9 million for the Same Center properties was due to a negative billing adjustment for 2005 year-end accruals made in the first quarter of 2006. The overall property operating expense recovery ratio was 99.0% for the three months ended March 31, 2007 as compared to 94.2% for the three months ended March 31, 2006. The increase was due to the negative billing adjustment in the first quarter of 2006 previously noted. We expect our recovery ratio to be between 95% and 99% for the full year 2007.

Fees and management income increased $1.4 million to $2.6 million for the three months ended March 31, 2007 as compared to $1.2 million for the three months ended March 31, 2006. The increase was mainly attributable to a net increase in development and financing fees of approximately $700,000, as well as approximately $500,000 of acquisition fees. The incremental development and financing fees were related to our Ramco Jacksonville LLC joint venture. The acquisition fees earned relate to the purchase of Cocoa Commons and Cypress Pointe by our ING Clarion joint venture, as well as the purchase of Peachtree Hill and Chester Springs Shopping Center by our $450 million joint venture with an investor advised by Heitman LLC.

Other income for the three months ended March 31, 2007 was $1.2 million, an increase of $738,000 over the comparable period in 2006. The increase was due mainly to additional interest income of approximately $500,000 earned by Ramco-Gershenson Properties L.P. (the “Operating Partnership”) on advances to Ramco Jacksonville LLC related to the River City Marketplace development, as well as approximately $200,000 of miscellaneous income related to the favorable resolution of disputes with tenants and the favorable resolution of contingencies associated with previous center acquisitions.

Expenses

Total expenses for the three months ended March 31, 2007 increased $622,000 to $34.6 million as compared to $33.9 million for the three months ended March 31, 2006.

Recoverable operating expenses increased by $1.1 million to $6.7 million for the three months ended March 31, 2007 as compared to $5.6 million for the three months ended March 31, 2006. The decrease in recoverable operating expenses as a result of the Dispositions was offset by a comparable increase from the Acquisitions. Same Center recoverable operating expenses increased approximately $1.1 million. This increase is attributable mainly to a $325,000 increase in utilities expense, in particular electric expense at Tel-Twelve, $370,000 of additional snow removal expense, and $260,000 of additional insurance expense, which was attributable to higher property insurance costs at our Florida shopping centers.

Real estate taxes increased by $294,000 during the first quarter of 2007 to $5.2 million, as compared to $4.9 million during the first quarter of 2006. The majority of the increase relates to increases at the Same Center properties, and is due to the recording of Michigan Single Business Tax expense in real estate taxes in the first quarter of 2007. In the first quarter of 2006, this expense was recorded in general and administrative expenses.

Depreciation and amortization was $8.1 million for the first quarter of 2007, consistent with the comparable period in 2006. The increase in depreciation and amortization resulting from the Acquisitions was offset by a comparable decrease from the Dispositions.

Other operating expenses decreased $193,000 to $509,000 for the quarter ended March 31, 2007, as compared to $702,000 for the comparable quarter in 2006. The decrease is primarily due to a reversal of the previous write-off of receivables due from Atlantic Realty Trust in connection with our IRS examinations. These amounts are due to us under our Tax Agreement with Atlantic Realty Trust.

General and administrative expenses decreased $1.1 million, from $4.1 million for the three months ended March 31, 2006 to $3.0 million for the three months ended March 31, 2007. The decrease in general and administrative expenses was primarily due to the Company recording its share of acquisition and financing fees earned during the quarter as an offset to general and administrative expense. The Company’s share of acquisition and financing fees were $334,000 higher during the first quarter of 2007 than in the first quarter of 2006. In addition, during the first quarter, salary expenses decreased approximately $270,000 due to a favorable adjustment to year-end bonus accruals as well as one-time hiring costs incurred in the first quarter of 2006; legal, audit and tax fees decreased approximately $144,000; Michigan Single Business Tax expense decreased approximately $154,000 due to the recording of this expense in real estate taxes as discussed above; and the amount of general and administrative costs capitalized as project costs increased approximately $132,000.

Interest expense increased $448,000 to $11.0 million for the three months ended March 31, 2007, as compared to $10.6 million for the three months ended March 31, 2006. Average monthly debt outstanding was $18.5 million lower for the first quarter of 2007, resulting in a decrease in interest expense of approximately $295,000. The lower average monthly debt outstanding was offset by higher average interest rates during the first quarter of 2007 of approximately 25 basis points, resulting in an increase in interest expense of approximately $430,000. Interest expense during the first quarter of 2007 also increased approximately $140,000 as a result of lower capitalized interest on development and redevelopment projects, $83,000 due to increased amortization of deferred financing costs, and $81,000 due to the lost benefit of marked to market debt for the Dispositions.

Other

Gain on sale of real estate assets increased $20.7 million to $22.4 million for the three months ended March 31, 2007, as compared to $1.7 million for the three months ended March 31, 2006. The increase is due primarily to the gain on the sale of Chester Springs Shopping Center to our $450 million joint venture with an investor advised by Heitman LLC. We recognized 80% of the gain on the sale, representing the portion of the gain attributable to our joint venture partner’s ownership interest. The remaining portion of the gain on the sale of this center has been deferred as we have a 20% ownership interest in the joint venture.

Minority interest represents the equity in income attributable to the portion of the Operating Partnership not owned by us. Minority interest for the first quarter of 2007 increased $3.7 million to $4.5 million, as compared to $786,000 for the first quarter of 2006. The increase is primarily attributable to the minority interest’s proportionate share of the gain on the sale of Chester Springs Shopping Center discussed above.

Earnings from unconsolidated entities represent our proportionate share of the earnings of various joint ventures in which we have an ownership interest. Earnings from unconsolidated entities decreased $331,000, from $737,000 for the three months ended March 31, 2006 to $406,000 for the three months ended March 31, 2007. $172,000 of the decrease is attributable to our ownership interest in Ramco Jacksonville LLC. The decrease at Ramco Jacksonville LLC consists of unfavorable recovery adjustments in the first quarter of 2007 related to 2006 year-end accruals, as well as interest expense on higher rate construction and mezzanine loans. As discussed above, in March 2007 we entered into a $110 million long-term fixed-rate financing agreement with an outside lender, of which $75 million was funded and used to replace the higher rate construction and mezzanine loans. $171,000 of the decrease in earnings from unconsolidated entities is attributable to our ownership interest in the ING Clarion joint venture. The decrease is attributable to a decision to redevelop Hunter’s Square, one of the shopping centers owned by the joint venture, and to take certain space at this center offline.

Discontinued operations, net of minority interest, were $1.3 million for the first quarter of 2006. In 2006, we sold seven of our shopping centers held for sale to an unrelated third party for $47.0 million in aggregate. Discontinued operations include a gain of $957,000, net of minority interest, on the sale of these assets, as well as $323,000 from the operations of these assets. There were no operations for these assets during the first quarter of 2007.

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

For the three months ended March 31, 2007, we generated $14.6 million in cash flows from operating activities, as compared to $10.4 million for the same period in 2006. Cash flows from operating activities were higher during the first quarter of 2007 mainly due to higher net income during the period, as well as lower net cash outflows related to accounts receivable, other assets, accounts payable, and accrued expenses. For the first quarter of 2007, investing activities provided $41.7 million of cash flows, as compared to $43.1 million in the first quarter of 2006. Cash flows from investing activities were lower in 2007 due to additional investments in real estate and additional investments in our joint venture with ING Clarion and our $450 million joint venture with an investor advised by Heitman LLC, offset by cash received from sales of shopping centers to our joint ventures, as well as cash received on a note receivable due from Ramco Jacksonville LLC. During the quarter ended March 31, 2007, cash flows used in financing activities were $58.4 million, as compared to $52.3 million during the quarter ended March 31, 2006. During the quarter ended March 31, 2007, we repaid in full all amounts due under our Unsecured Subordinated Term Loan.

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

Under terms of various debt agreements, we may be required to maintain interest rate swap agreements to reduce the impact of changes in interest rates on our floating rate debt. We have interest rate swap agreements with an aggregate notional amount of $80.0 million at March 31, 2007. Based on rates in effect at March 31, 2007, the agreements provide for fixed rates ranging from 6.2% to 6.6% and expire December 2008 through March 2009.

After taking into account the impact of converting our variable rate debt into fixed rate debt by use of the interest rate swap agreements, at March 31, 2007 our variable rate debt accounted for approximately $177.6 million of outstanding debt with a weighted average interest rate of 6.8%. Variable rate debt accounted for approximately 27.8% of our total debt and 12.4% of our total capitalization.

The joint ventures in which our Operating Partnership owns an interest and which are accounted for by the equity method of accounting are subject to mortgage indebtedness which in most instances is non-recourse. At March 31, 2007, our pro rata share of mortgage debt for the unconsolidated joint ventures (accounted for by the equity method) was $109.5 million with a weighted average interest rate of 6.5%. Fixed rate debt for the unconsolidated joint ventures amounted to $106.2 million, or 97.0%, of our pro rata share. The mortgage debt of $16.3 million at Peachtree Hill, a shopping center owned by our $450 million joint venture with an investor advised by Heitman LLC, is recourse debt.

In March 2007, our Ramco Jacksonville LLC joint venture closed on a permanent mortgage loan with a third party lender. The total mortgage loan commitment was $110 million, of which $75 million was funded as of March 31, 2007. An additional advance of $35 million occurred on April 25, 2007, after the acquisition of our joint venture partner’s 80% ownership interest in the joint venture. The mortgage loan is an interest only loan for ten years with an interest rate of 5.4% and matures on April 1, 2017. Upon the occurrence of certain events, such as fraud or filing of a bankruptcy petition by Jacksonville, the Operating Partnership would be liable for the entire outstanding balance of the loan, all interest accrued thereon and certain other costs, penalties and expenses. The proceeds of the mortgage loan were used to repay the construction and mezzanine loans for the project, to repay the Operating Partnership for a note receivable and advances made to the joint venture, and to pay for the completion of the construction of the River City Marketplace development.

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

Capitalization

At March 31, 2007, our market capitalization amounted to $1.4 billion. Market capitalization consisted of $640.8 million of debt (including property-specific mortgages, an unsecured credit facility consisting of an unsecured term loan credit facility and an unsecured revolving credit facility, a secured term loan, and an unsecured bridge term loan), $25.4 million of Series B Preferred Shares, $68.9 million of Series C Preferred Shares, and $697.1 million of our common shares and Operating Partnership Units (Series B Preferred Shares, Series C Preferred Shares, common shares, and Operating Partnership Units are at market value). Our debt to total market capitalization was 44.7% at March 31, 2007, as compared to 44.5% at December 31, 2006. After taking into account the impact of converting our variable rate debt into fixed rate debt by use of interest rate swap agreements, our outstanding debt at March 31, 2007 had a weighted average interest rate of 6.3%, and consisted of $463.2 million of fixed rate debt and $177.6 million of variable rate debt. Outstanding letters of credit issued under the Credit Facility total approximately $3.4 million.

On April 2, 2007, the Company announced that it would redeem all of its outstanding 7.95% Series C Cumulative Convertible Preferred Shares of Beneficial Interest on June 1, 2007. The shares will be redeemed at $28.50 per share, plus accrued and unpaid dividends to the redemption date without interest. We expect that most of the Series C Preferred Shareholders will convert the Series C Preferred Shares to common shares prior to June 1, 2007.

At March 31, 2007, the minority interest in the Operating Partnership represented a 15.0% ownership in the Operating Partnership. The units in the Operating Partnership (“OP Units”) may, under certain circumstances, be exchanged for our common shares of beneficial interest on a one-for-one basis. We, as sole general partner of the Operating Partnership, have the option, but not the obligation, to settle exchanged OP Units held by others in cash based on the current trading price of our common shares of beneficial interest. Assuming the exchange of all OP Units, there would have been 19,520,675 of our common shares of beneficial interest outstanding at March 31, 2007, with a market value of approximately $697.1 million (based on the closing price of $35.71 per share on March 31, 2007).

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

Inflation

Inflation has been relatively low in recent years and has not had a significant detrimental impact on our results of operations. We believe that any inflationary increases in our expenses should be substantially offset by increased expense reimbursements, contractual rent increases and/or increased receipts from percentage rents. Should inflation rates increase in the future, substantially all of the leases at our properties provide for tenants to pay their pro rata share of operating expenses, including common area maintenance and real estate taxes, thereby reducing our exposure to increases in operating expenses resulting from inflation. Many of the tenants’ leases contain provisions designed to lessen the impact of inflation on our business. Such provisions include the ability to receive percentage rents based on a tenant’s gross sales, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. In addition, many of the leases are for terms of less than ten years, which may enable us to replace existing leases with new leases at a higher base and/or percentage rents if rents of the existing leases are below the then existing market rate. Therefore, we expect the effects of inflation and other changes in prices would not have a material impact on our results of operations.

Funds from Operations

We consider funds from operations, also known as “FFO,” an appropriate supplemental measure of the financial performance of an equity REIT. Under the National Association of Real Estate Investment Trusts (NAREIT) definition, FFO represents net income, excluding extraordinary items (as defined under GAAP) and gains (losses) on sales of depreciable property, plus real estate related depreciation and amortization (excluding amortization of financing costs), and after adjustments for unconsolidated partnerships and joint ventures. FFO is intended to exclude GAAP historical cost depreciation and amortization of real estate investments, which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions and many companies utilize different depreciable lives and methods. Because FFO adds back depreciation and amortization unique to real estate, and excludes gains and losses from depreciable property dispositions and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, acquisition and development activities and interest costs, which provides a perspective of our financial performance not immediately apparent from net income determined in accordance with GAAP. In addition, FFO does not include the cost of capital improvements, including capitalized interest.

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

The following table illustrates the calculation of FFO (in thousands, except per share data):

	Three Months
	Ended March 31,
	2007	2006
	(Unaudited)

Net Income	$23,865	$5,585
Add:
Depreciation and amortization expense	8,962	8,665
Minority interest in partnership:
Continuing operations	4,503	786
Discontinued operations	—	57
Less:
Gain on sale of real estate(1)	(22,498)	—
Discontinued operations, gain on sale of real estate, net of minority interest	—	(957)

Funds from operations	14,832	14,136
Less:
Series B Preferred Stock dividends	(594)	(594)
Funds from operations available to common shareholders	$14,238	$13,542

Weighted average equivalent shares outstanding, diluted	21,474	21,707

Funds from operations available to common shareholders per diluted share	$0.66	$0.62

(1)	Excludes loss on sale of undepreciated land of $63 in 2007 and gain on sale of undepreciated land of $1,708 in 2006.

Capital Expenditures

During the three months ended March 31, 2007, we spent approximately $1.7 million on revenue-generating capital expenditures including tenant allowances, leasing commissions paid to third-party brokers, legal costs related to lease documents, and capitalized leasing and construction costs. These types of costs generate a return through rents from tenants over the term of their leases. Revenue-enhancing capital expenditures, including expansions, renovations or repositionings, were approximately $3.8 million. Revenue neutral capital expenditures, such as roof and parking lot repairs which are anticipated to be recovered from tenants, amounted to approximately $698,000.

Forward Looking Statements

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our expectations, plans or beliefs concerning future events and may be identified by terminology such as “may,” “will,” “should,” “believe,” “expect,” “estimate,” “anticipate,” “continue,” “predict” or similar terms. Although the forward-looking statements made in this document are based on our good faith beliefs, reasonable assumptions and our best judgment based upon current information, certain factors could cause actual results to differ materially from those in the forward-looking statements, including: our success or failure in implementing our business strategy; economic conditions generally and in the commercial real estate and finance markets specifically; our cost of capital, which depends in part on our asset quality, our relationships with lenders and other capital providers; our business prospects and outlook; changes in governmental regulations, tax rates and similar matters; our continuing to qualify as a REIT; and other factors discussed elsewhere in this document and our other filings with the Securities and Exchange Commission. Given these uncertainties, you should not place undue reliance on any forward-looking statements. Except as required by law, we assume no obligation to update these forward-looking statements, even if new information becomes available in the future.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We have exposure to interest rate risk on our variable rate debt obligations. We are not subject to any foreign currency exchange rate risk or commodity price risk, or other material rate or price risks. Based on our debt and interest rates and the interest rate swap agreements in effect at March 31, 2007, a 100 basis point change in interest rates would affect our annual earnings and cash flows by approximately $1.0 million. We believe that a 100 basis point change in interest rates would impact the fair value of our total outstanding debt at March 31, 2007 by approximately $13.1 million.

Under the terms of various debt agreements, we may be required to maintain interest rate swap agreements to reduce the impact of changes in interest rate on our floating rate debt. We have interest rate swap agreements with an aggregate notional amount of $80.0 million at March 31, 2007. Based on rates in effect at March 31, 2007, the agreements provide for fixed rates ranging from 6.2% to 6.6% and expire December 2008 through March 2009.

The following table sets forth information as of March 31, 2007 concerning our long-term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates of maturing amounts and fair market value (dollars in thousands).

								Fair
	2007	2008	2009	2010	2011	Thereafter	Total	Value

Fixed-rate debt	$44,258	$101,562	$27,481	$99,723	$27,932	$162,260	$463,216	$470,228
Average interest rate	6.8%	5.3%	7.0%	6.6%	7.4%	5.4%	6.1%	5.8%
Variable-rate debt	$40,009	$117,538	$—	$20,000	$—	—	$177,547	$177,547
Average interest rate	7.0%	6.7%	—	6.8%	—	—	6.8%	6.8%

We estimated the fair value of fixed rate mortgages using a discounted cash flow analysis, based on our incremental borrowing rates for similar types of borrowing arrangements with the same remaining maturity. Considerable judgment is required to develop estimated fair values of financial instruments. The table incorporates only those exposures that exist at March 31, 2007 and does not consider those exposures or positions which could arise after that date or firm commitments as of such date. Therefore, the information presented therein has limited predictive value. Our actual interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

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

We carried out an assessment as of March 31, 2007 of the effectiveness of the design and operation of our disclosure controls and procedures. This assessment was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on such evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that such disclosure controls and procedures were effective as of March 31, 2007.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal or governmental proceedings, other than the IRS Examination, against or involving us or our properties. For a description of the IRS Examination, see Note 10 to the consolidated financial statements, which is incorporated by reference herein.

Item 1A.	Risk Factors

You should review our Annual Report on Form 10-K for the year ended December 31, 2006, which contains a detailed description of risk factors that may materially affect our business, financial condition or results of operations. There are no material changes to the disclosure on these matters set forth in such Form 10-K.

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

No common shares were repurchased during the three months ended March 31, 2007. As of March 31, 2007, we had purchased and retired 287,900 shares of our common stock under this program at an average cost of $27.11 per share. Approximately $7.2 million of common shares may yet be purchased under such repurchase program.

Item 6.	Exhibits

Exhibit No		Description

10	.1*	Summary of Compensation for the Board of Trustees for Ramco-Gershenson Properties Trust
31.1		Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2		Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAMCO-GERSHENSON PROPERTIES TRUST

By:	/s/ Dennis Gershenson
Dennis Gershenson
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 4, 2007

By:	/s/ Richard J. Smith
Richard J. Smith
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 4, 2007

EXHIBIT INDEX

Exhibit No		Description

10	.1*	Summary of Compensation for the Board of Trustees for Ramco-Gershenson Properties Trust
31.1		Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2		Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*	Filed herewith