Form 10-Q
period 2007-06-30
RAMCO GERSHENSON PROPERTIES TRUST
filed 2007-08-07
CIK 842183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For the quarterly period ended June 30, 2007
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐     No ☑

Number of common shares of beneficial interest ($0.01 par value) of the registrant outstanding as of July 31, 2007: 18,468,842

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

RAMCO-GERSHENSON PROPERTIES TRUST

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(Unaudited)
	(In thousands, except
	per share amounts)

ASSETS
Investment in real estate, net	$913,536	$897,975
Cash and cash equivalents	8,603	11,550
Restricted cash	9,780	7,772
Accounts receivable, net	35,828	33,692
Equity investments in and advances to unconsolidated entities	73,469	75,824
Other assets, net	39,332	38,057

Total Assets	$1,080,548	$1,064,870

LIABILITIES
Mortgages and notes payable	$663,551	$676,225
Accounts payable and accrued expenses	35,565	26,424
Distributions payable	10,478	10,391
Capital lease obligation	7,564	7,682

Total Liabilities	717,158	720,722
Minority Interest	42,837	39,565

SHAREHOLDERS’ EQUITY
Preferred Shares of Beneficial Interest, par value $0.01, 10,000 shares authorized:
9.5% Series B Cumulative Redeemable Preferred Shares; 1,000 shares issued and outstanding, liquidation value of $25,000	23,804	23,804
7.95% Series C Cumulative Convertible Preferred Shares; 1,889 shares issued and 1,888 shares outstanding and liquidation value of $53,808, as of December 31, 2006	—	51,714
Common Shares of Beneficial Interest, par value $0.01, 45,000 shares authorized; 18,469 and 16,580 issued and outstanding as of June 30, 2007 and December 31, 2006, respectively	185	166
Additional paid-in capital	386,804	335,738
Accumulated other comprehensive income	444	247
Cumulative distributions in excess of net income	(90,684)	(107,086)

Total Shareholders’ Equity	320,553	304,583

Total Liabilities and Shareholders’ Equity	$1,080,548	$1,064,870

See notes to consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

			For the Six
	For the Three Months		Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
	(Unaudited)
	(In thousands, except per share amounts)

REVENUES:
Minimum rents	$24,495	$25,151	$48,768	$49,785
Percentage rents	96	—	408	385
Recoveries from tenants	10,733	10,307	22,469	20,182
Fees and management income	1,426	1,519	4,030	2,761
Other income	498	1,440	1,676	1,880

Total revenues	37,248	38,417	77,351	74,993

EXPENSES:
Real estate taxes	4,911	4,891	9,932	9,768
Recoverable operating expenses	5,724	5,784	12,557	11,536
Depreciation and amortization	8,331	7,876	16,468	15,953
Other operating	765	917	1,274	1,619
General and administrative	3,874	3,145	6,907	7,096
Interest expense	10,744	10,989	21,762	21,559

Total expenses	34,349	33,602	68,900	67,531

Income from continuing operations before gain on sale of real estate assets, minority interest and earnings from unconsolidated entities	2,899	4,815	8,451	7,462
Gain on sale of real estate assets	8,941	25	31,376	1,733
Minority interest	(1,507)	(885)	(6,035)	(1,672)
Earnings from unconsolidated entities	712	755	1,118	1,492

Income from continuing operations	11,045	4,710	34,910	9,015

Discontinued operations, net of minority interest:
Gain (loss) on sale of real estate assets	—	(3)	—	954
Income from operations	—	70	—	393

Income from discontinued operations	—	67	—	1,347

Net income	11,045	4,777	34,910	10,362
Preferred stock dividends	(606)	(1,664)	(2,269)	(3,328)
Loss on redemption of preferred shares	(35)	—	(35)	—

Net income available to common shareholders	$10,404	$3,113	$32,606	$7,034

Basic earnings per common share:
Income from continuing operations	$0.58	$0.18	$1.89	$0.34
Income from discontinued operations	—	—	—	0.08

Net income	$0.58	$0.18	$1.89	$0.42

Diluted earnings per common share:
Income from continuing operations	$0.56	$0.18	$1.82	$0.34
Income from discontinued operations	—	—	—	0.08

Net income	$0.56	$0.18	$1.82	$0.42

Basic weighted average common shares outstanding	17,847	16,679	17,221	16,763

Diluted weighted average common shares outstanding	21,483	16,714	18,557	16,800

COMPREHENSIVE INCOME
Net income	$11,045	$4,777	$34,910	$10,362
Other comprehensive income:
Unrealized gain on interest rate swaps	420	641	197	1,195

Comprehensive income	$11,465	$5,418	$35,107	$11,557

See notes to consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months
	Ended June 30,
	2007	2006
	(Unaudited)
	(In thousands)

Cash Flows from Operating Activities:
Net income	$34,910	$10,362
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,468	15,953
Amortization of deferred financing costs	799	523
Gain on sale of real estate assets	(31,376)	(1,733)
Earnings from unconsolidated entities	(1,118)	(1,492)
Discontinued operations	—	(1,581)
Minority interest, continuing operations	6,035	1,672
Distributions received from unconsolidated entities	1,902	1,146
Changes in operating assets and liabilities that (used) provided cash:
Accounts receivable	(2,333)	(1,514)
Other assets	2,017	465
Accounts payable and accrued expenses	3,460	811

Net Cash Provided by Continuing Operating Activities	30,764	24,612
Operating Cash from Discontinued Operations	—	703

Net Cash Provided by Operating Activities	30,764	25,315

Cash Flows from Investing Activities:
Real estate developed or acquired, net of liabilities assumed	(20,467)	(21,748)
Investment in and advances to unconsolidated entities	(11,375)	(226)
Proceeds from sales of real estate	72,014	6,100
Increase in restricted cash	(2,008)	(1,807)
Proceeds from repayment of note receivable from joint venture	14,128	—

Net Cash Provided by (Used in) Continuing Investing Activities	52,292	(17,681)
Investing Cash from Discontinued Operations	—	45,366

Net Cash Provided by Investing Activities	52,292	27,685

Cash Flows from Financing Activities:
Distributions to shareholders	(15,086)	(14,910)
Distributions to operating partnership unit holders	(2,660)	(2,592)
Dividends to preferred shareholders	(3,339)	(3,328)
Distributions to minority partners	(62)	(34)
Paydown of unsecured revolving credit facility	(108,900)	(18,150)
Paydown of unsecured subordinated term loan	(9,892)	—
Paydown of secured term loan	(1,381)	—
Principal repayments on mortgages payable	(63,528)	(4,390)
Payment of deferred financing costs	(354)	(126)
Borrowings on unsecured revolving credit facility	66,350	—
Principal repayments on capital lease obligation	(118)	(147)
Proceeds from mortgages payable	53,587	—
Redemption of preferred shares	(888)	—
Purchase and retirement of common shares	—	(7,804)
Proceeds from exercise of stock options	268	46

Net Cash Used in Continuing Financing Activities	(86,003)	(51,435)
Financing Cash from Discontinued Operations	—	—

Net Cash Used in Financing Activities	(86,003)	(51,435)

Net (Decrease) Increase in Cash and Cash Equivalents	(2,947)	1,565
Cash and Cash Equivalents, Beginning of Period	11,550	7,136

Cash and Cash Equivalents, End of Period	$8,603	$8,701

Supplemental Cash Flow Disclosure, including Non-Cash Activities:
Cash paid for interest during the period	$21,563	$21,161
Capitalized interest	1,198	784
Assumed debt of acquired property	87,197	—
Increase in fair value of interest rate swaps	197	1,195

See notes to consolidated financial statements

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

1.	Organization and Basis of Presentation

Ramco-Gershenson Properties Trust (the “Company”) is a Maryland real estate investment trust (“REIT”) organized on October 2, 1997. The Company is a publicly-traded REIT which, through its subsidiaries, owns, develops, acquires, manages and leases community shopping centers (including power centers and single tenant retail properties) and one regional mall. At June 30, 2007, the Company had a portfolio of 84 shopping centers, with approximately 18.8 million square feet of gross leasable area (“GLA”), located in the Midwestern, Southeastern and Mid-Atlantic regions of the United States. The Company owned approximately 15.1 million square feet of such GLA, with the remaining portion owned by various anchor stores. The Company’s centers are usually anchored by discount department stores or supermarkets and the tenant base consists primarily of national and regional retail chains and local retailers.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority owned subsidiary, Ramco-Gershenson Properties, L.P. (the “Operating Partnership,” 86.4% and 85.0% owned by the Company at June 30, 2007 and December 31, 2006, respectively), and all wholly owned subsidiaries, including bankruptcy remote single purpose entities, and all majority owned joint ventures over which the Company has control. Investments in real estate joint ventures for which the Company has the ability to exercise significant influence over, but for which the Company does not have financial or operating control, are accounted for using the equity method of accounting. Accordingly, the Company’s share of the earnings of these joint ventures is included in consolidated net income. All intercompany accounts and transactions have been eliminated in consolidation.

The Operating Partnership owns 100% of the non-voting and voting common stock of Ramco-Gershenson, Inc. (“Ramco”), which provides property management services to the Company and to other entities, and therefore Ramco is included in the consolidated financial statements. Ramco has elected to be a taxable REIT subsidiary for federal income tax purposes.

New Accounting Pronouncements

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”) on January 1, 2007. FIN 48 defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax provision taken or expected to be taken in a tax return. FIN 48 also provides guidance or derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Adoption of FIN 48 did not have a material effect on the Company’s results of operations or financial position.

The Company had no unrecognized tax benefits as of the January 1, 2007 adoption date or as of June 30, 2007. The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of June 30, 2007. The Company has no interest or penalties relating to income taxes

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognized in the statement of operations for the six months ended June 30, 2007 or in the balance sheet as of June 30, 2007. It is the Company’s accounting policy to classify interest and penalties relating to unrecognized tax benefits as interest expense and tax expense, respectively. As of June 30, 2007, returns for the calendar years 2003 through 2006 remain subject to examination by the Internal Revenue Service (“IRS”) and various state and local tax jurisdictions. As of June 30, 2007, certain returns for calendar year 2002 also remain subject to examination by various state and local tax jurisdictions.

Reclassifications

Certain reclassifications of 2006 amounts have been made in order to conform to 2007 presentation.

2.	Sale of Real Estate Assets

On January 23, 2006, the Company sold seven of its shopping centers held for sale for $47,000 in aggregate, resulting in a gain of approximately $954, net of the minority interest in the Operating Partnership. The shopping centers, which were sold as a portfolio to an unrelated third party, include: Cox Creek Plaza in Florence, Alabama; Crestview Corners in Crestview, Florida; Cumberland Gallery in New Tazewell, Tennessee; Holly Springs Plaza in Franklin, North Carolina; Indian Hills in Calhoun, Georgia; Edgewood Square in North Augusta, South Carolina; and Tellico Plaza in Lenoir City, Tennessee. The proceeds from the sale were used to pay down the Company’s unsecured revolving credit facility. The operations of these seven shopping centers have been reflected as discontinued operations in the Company’s consolidated statement of income for the six months ended June 30, 2006 in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Total revenue for the seven properties was $546 for the six months ended June 30, 2006.

3.	Accounts Receivable, Net

Accounts receivable includes $16,219 and $14,687 of unbilled straight-line rent receivables at June 30, 2007 and December 31, 2006, respectively.

Accounts receivable at June 30, 2007 and December 31, 2006 include $2,302 and $2,886, respectively, due from Atlantic Realty Trust (“Atlantic”) for reimbursement of state and local tax deficiencies and interest and professional fees related to the IRS examination of the Company’s taxable years ended December 31, 1991 through 1995. According to the terms of a tax agreement that the Company entered into with Atlantic (the “Tax Agreement”), Atlantic assumed all of the Company’s liability for tax and interest arising out of that IRS examination. See Note 10.

The Company’s policy is to record a periodic provision for doubtful accounts based on a percentage of minimum rents. The Company monitors the collectibility of its accounts receivable (billed, unbilled and straight-line) from specific tenants, and analyzes historical bad debts, customer credit worthiness, current economic trends and changes in tenant payment terms when evaluating the adequacy of the allowance for bad debts. When tenants are in bankruptcy, the Company makes estimates of the expected recovery of pre-petition and post-petition claims. The ultimate resolution of these claims can exceed one year. Accounts receivable in the accompanying balance sheet is shown net of an allowance for doubtful accounts of $2,306 and $2,913 at June 30, 2007 and December 31, 2006, respectively.

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Investment in Real Estate, Net

Investment in real estate, net consists of the following:

	June 30,	December 31,
	2007	2006
	(Unaudited)

Land	$136,244	$132,327
Buildings and improvements	920,590	905,669
Construction in progress	12,609	10,606

	1,069,443	1,048,602
Less: accumulated depreciation	(155,907)	(150,627)

Investment in real estate, net	$913,536	$897,975

5.	Other Assets, Net

Other assets, net consist of the following:

	June 30,	December 31,
	2007	2006
	(Unaudited)

Leasing costs	$34,364	$30,644
Intangible assets	8,895	9,592
Deferred financing costs	6,343	6,872
Other assets	5,257	5,813

	54,859	52,921
Less: accumulated amortization	(29,359)	(27,834)

	25,500	25,087
Prepaid expenses and other	12,746	11,819
Proposed development and acquisition costs	1,086	1,151

Other assets, net	$39,332	$38,057

Intangible assets at June 30, 2007 include $6,178 of lease origination costs and $2,636 of favorable leases related to the allocation of the purchase price for acquisitions made since 2002. These assets are being amortized over the lives of the applicable leases as reductions or additions to minimum rent revenue, as appropriate, over the initial terms of the respective leases. The average amortization period for intangible assets attributable to lease origination costs and for favorable leases is 7.4 years.

The Company recorded amortization of deferred financing costs of $799 and $523, respectively, during the six months ended June 30, 2007 and 2006. This amortization has been recorded as interest expense in the Company’s consolidated statements of income.

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table represents estimated future amortization expense as of June 30, 2007 (unaudited):

Year Ending December 31,

2007 (July 1 - December 31)	$3,069
2008	5,349
2009	4,233
2010	3,357
2011	2,560
Thereafter	6,932

Total	$25,500

6.	Equity Investments in and Advances to Unconsolidated Entities

As of June 30, 2007, the Company had investments in the following unconsolidated entities:

Ownership as of
Entity Name	June 30, 2007

S-12 Associates	50%
Ramco/West Acres LLC	40%
Ramco/Shenandoah LLC	40%
Ramco/Lion Venture LP	30%
Ramco 450 LLC	20%
Ramco 191 LLC	20%
Ramco Highland Disposition LLC	20%
Ramco HHF KL LLC	7%

The Company’s investments in S-12 Associates, Ramco/West Acres LLC, and Ramco/Shenandoah LLC are not material to the Company’s financial position or results of operations for the periods covered by the accompanying consolidated financial statements. A discussion of the Company’s more significant investments in unconsolidated entities follows.

Ramco Jacksonville LLC

On April 16, 2007, the Company acquired the remaining 80% interest in Ramco Jacksonville LLC (“Ramco Jacksonville”) for $5,100 in cash and the assumption of a $75,000 mortgage note payable due April 2017. The share on net income for the period January 1, 2007 through April 15, 2007 which relates to the Company’s 20% interest is included in earnings from unconsolidated entities in the consolidated statement of income and comprehensive income.

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

In February 2007, the joint venture acquired Cocoa Commons shopping center located in Cocoa, Florida and purchased land and building adjacent to the joint venture’s Troy Marketplace located in Troy, Michigan at a cost of $38,000. The joint venture assumed $14,500 of mortgage indebtedness in connection with the acquisition

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of one of the shopping centers. On a cumulative basis, the joint venture has acquired 15 shopping centers with a total aggregate purchase price of $429,750.

Ramco 450 LLC

In December 2006, the Company formed Ramco 450 LLC, a joint venture with an investor advised by Heitman LLC. The joint venture will acquire up to $450,000 of core and core-plus community shopping centers located in the Midwestern and Mid-Atlantic United States. The Company owns 20% of the equity in the joint venture and its joint venture partner owns 80%. The leverage on the acquired assets is expected to be 65%. In December 2006, the Company sold its Merchants’ Square shopping center in Carmel, Indiana and its Crofton Centre shopping center in Crofton, Maryland to the joint venture. The Company recognized 80% of the gain on the sale of these two centers to the joint venture, representing the gain attributable to the joint venture partner’s 80% ownership interest. The remaining 20% of the gain on the sale of these two centers has been deferred and recorded as a reduction in the carrying amount of the Company’s equity investments in and advances to unconsolidated entities.

In February 2007, the joint venture acquired Peachtree Hill shopping center in Duluth, Georgia at a cost of $24,100. The joint venture financed the acquisition of this shopping center through a short-term loan from a bank in the amount of $24,800. Subsequent to the acquisition of this shopping center, the joint venture paid down the loan to $16,300 as of June 30, 2007.

In March 2007, the Company sold its Chester Springs shopping center in Chester, New Jersey to the joint venture. The joint venture assumed debt of $23,841 in connection with the purchase of this center. The Company recognized a gain of $21,831, net of taxes of $3,153, on the sale of this center to the joint venture, representing the gain attributable to the joint venture partner’s 80% ownership interest. The remaining 20% of the gain on the sale of this center has been deferred and recorded as a reduction in the carrying amount of the Company’s equity investments in and advances to unconsolidated entities.

Ramco 191 LLC

In November 2006, the Company formed Ramco 191 LLC, a joint venture with Heitman Value Partners Investments LLC, to acquire $75 million of neighborhood, community or power shopping centers with significant value-added opportunities in infill locations in metropolitan trade areas. The Company owns 20% of the joint venture and its joint venture partner owns 80%. In November 2006, the Company sold Collins Pointe Plaza to the joint venture. The Company recognized 80% of the gain on the sale of this center to the joint venture, representing the gain attributable to the joint venture partner’s 80% ownership interest. The remaining 20% of the gain on the sale of this center has been deferred and recorded as a reduction in the carrying amount of the Company’s equity investments in and advances to unconsolidated entities.

Ramco Highland Disposition LLC

In June 2007, the Company formed Ramco Highland Disposition LLC, a joint venture to develop Hartland Towne Center, a 550,000 square foot traditional community center in Hartland, Michigan. The Company owns 20% of the joint venture and its joint venture partner owns 80%. In addition to its equity investment of $150 in the joint venture, the Company has made advances of $2,487 to the joint venture for a total equity investment in and advance to the joint venture of $2,637.

Ramco HHF KL LLC

In June 2007, the Company also formed Ramco HHF KL LLC, a joint venture with a discretionary fund that invests in core assets managed by Heitman LLC. The Company owns 7% of the joint venture and its joint venture partner owns 93%. During the quarter ended June 30, 2007, the Company sold two of its shopping centers, Shoppes of Lakeland in Lakeland, Florida and Kissimmee West in Kissimmee, Florida, to the joint venture. The Company

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognized a gain of $9,226 net of taxes of $1,456, on the sale of these centers to the joint venture, representing the gain attributable to the joint venture partner’s 93% ownership interest. The remaining 7% of the gain on the sale of this center has been deferred and recorded as a reduction in the carrying amount of the Company’s equity investments in and advances to unconsolidated entities.

Debt

The Company’s unconsolidated entities had the following debt outstanding at June 30, 2007 (unaudited):

	Balance	Interest
Entity Name	Outstanding	Rate	Maturity Date

S-12 Associates	$1,038	6.5%	May 2016	(1)
Ramco/West Acres LLC	8,875	8.1%	April 2030	(2)
Ramco/Shenandoah LLC	12,288	7.3%	February 2012
Ramco/Lion Venture LP	231,976		Various	(3)
Ramco 450 LLC	89,718		Various	(4)
Ramco Highland Disposition LLC	10,497		Various	(5)

	$354,392

(1)	Interest rate is fixed until June 2008, then resets per formula annually.

(2)	Under terms of the note, the anticipated payment date is April 2010.

(3)	Interest rates range from 4.6% to 8.3% with maturities ranging from November 2009 to June 2020.

(4)	Interest rates range from 5.5% to 7.1% with maturities ranging from February 2008 to May 2017.

(5)	Interest rate is floating and has several components.

Fees and Management Income

Under the terms of agreements with certain joint ventures, Ramco is the manager of the joint ventures and their properties, earning fees for acquisitions, development, management, leasing, and financing. The fees earned by Ramco, which are reported in the Company’s consolidated statements of income as fees and management income, are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)

Acquisition fee income	$426	$783	$1,291	$1,326
Financing fee income	35	35	896	35
Management fee income	421	264	847	538
Leasing fee income	114	89	383	383

Total	$996	$1,171	$3,417	$2,282

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Combined Condensed Financial Information

Combined condensed financial information for the Company’s unconsolidated entities is summarized as follows:

	June 30,	December 31,
	2007	2006
	(Unaudited)

ASSETS
Investment in real estate, net	$686,288	$576,428
Other assets, net	22,234	19,214

Total Assets	$708,522	$595,642

LIABILITIES AND OWNERS’ EQUITY
Mortgages notes payable	$354,392	$343,094
Other liabilities	23,432	23,143
Owners’ equity	330,698	229,405

Total Liabilities and Owners’ Equity	$708,522	$595,642

Company’s equity investments in and advances to unconsolidated entities	$73,469	$75,824

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
	(Unaudited)		(Unaudited)

TOTAL REVENUES	$16,584	$12,350	$32,189	$24,373
TOTAL EXPENSES	14,340	9,885	28,891	19,553

Net Income	$2,244	$2,465	$3,298	$4,820

Company’s share of earnings from unconsolidated entities	$712	$755	$1,118	$1,492

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Mortgages and Notes Payable

Mortgages and notes payable consist of the following:

	June 30,	December 31,
	2007	2006
	(Unaudited)

Fixed rate mortgages with interest rates ranging from 4.8% to 8.1%, due at various dates through 2018	$478,483	$419,824
Floating rate mortgages with interest rates ranging from 6.8% to 7.1%, due at various dates through 2010	20,809	15,718
Secured Term Loan, with an interest rate at LIBOR plus 115 to 150 basis points, due December 2008. The effective rate at June 30, 2007 and December 31, 2006 was 6.7%	3,259	4,641
Unsecured Term Loan Credit Facility, with an interest rate at LIBOR plus 130 to 165 basis points, due December 2010, maximum borrowings $100,000. The effective rate at June 30, 2007 and December 31, 2006 was 6.5%	100,000	100,000
Unsecured Revolving Credit Facility, with an interest rate at LIBOR plus 115 to 150 basis points, due December 2008, maximum borrowings $150,000. The effective rate at June 30, 2007 and December 31, 2006 was 6.7%	61,000	103,550
Unsecured Bridge Term Loan, with an interest rate at LIBOR plus 135 basis points, paid in full in June 2007, effective rate of 6.7% at December 31, 2006	—	22,600
Unsecured Subordinated Term Loan , with an interest rate at LIBOR plus 225 basis points, paid in full in March 2007, effective rate of 7.6% at December 31, 2006	—	9,892

	$663,551	$676,225

The mortgage notes of approximately $499 million are secured by mortgages on properties that have an approximate net book value of $564,860 as of June 30, 2007.

With respect to the various fixed rate mortgages and floating rate mortgages due in 2007, it is the Company’s intent to refinance these mortgages and notes payable.

In March 2007, Ramco Jacksonville closed on a permanent mortgage loan with a third party lender. The total mortgage loan commitment was $110 million, of which $75 million was funded as of March 31, 2007. An additional advance of $35 million occurred on April 25, 2007, after the acquisition of the Company’s joint venture partner’s 80% ownership interest in the joint venture. The mortgage loan is an interest only loan for ten years with an interest rate of 5.4% and matures on April 1, 2017.

The Company has a $250,000 unsecured credit facility (the “Credit Facility”) consisting of a $100,000 unsecured term loan credit facility and a $150,000 unsecured revolving credit facility. The Credit Facility provides that the unsecured revolving credit facility may be increased by up to $100,000 at the Company’s request, for a total unsecured revolving credit facility commitment of $250,000. The unsecured term loan credit facility matures in December 2010 and bears interest at a rate equal to LIBOR plus 130 to 165 basis points, depending on certain debt ratios. The unsecured revolving credit facility matures in December 2008 and bears interest at a rate equal to LIBOR plus 115 to 150 basis points, depending on certain debt ratios. The Company has the option to extend the maturity date of the unsecured revolving credit facility to December 2010. It is anticipated that funds borrowed under the unsecured revolving credit facility will be used for general corporate purposes, including working capital, capital expenditures, the repayment of indebtedness or other corporate activities.

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At June 30, 2007, outstanding letters of credit issued under the Credit Facility, not reflected in the consolidated balance sheet, total approximately $3,410. At June 30, 2007, the Company also had other outstanding letters of credit, not reflected in the consolidated balance sheet, of approximately $18,729, related to the completion of the River City Marketplace development.

The Credit Facility and the secured term loan contain financial covenants relating to total leverage, fixed charge coverage, loan to asset value, tangible net worth and various other calculations. As of June 30, 2007, the Company was in compliance with the covenant terms.

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

Under terms of various debt agreements, the Company may be required to maintain interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate debt. The Company has interest rate swap agreements with an aggregate notional amount of $80,000 at June 30, 2007. Based on rates in effect at June 30, 2007, the agreements provide for fixed rates ranging from 6.2% to 6.6% and expire December 2008 through March 2009.

The following table presents scheduled principal payments on mortgages and notes payable as of June 30, 2007 (unaudited):

Year Ending December 31,

2007 (July 1 - December 31)	$58,945
2008	152,535
2009	27,481
2010	124,398
2011	27,932
Thereafter	272,260

Total	$663,551

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share (“EPS”) (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)

Numerator:
Income from continuing operations before minority interest	$12,552	$5,595	$40,945	$10,687
Minority interest	(1,507)	(885)	(6,035)	(1,672)
Preferred stock dividends	(606)	(1,664)	(2,269)	(3,328)
Loss on redemption of preferred shares	(35)	—	(35)	—

Income from continuing operations available to common shareholders	10,404	3,046	32,606	5,687
Discontinued operations, net of minority interest:
Gain (loss) on sale of real estate assets	—	(3)	—	954
Income from operations	—	70	—	393

Net income available to common shareholders	$10,404	$3,113	$32,606	$7,034

Denominator:
Weighted-average common shares for basic EPS	17,847	16,679	17,221	16,763
Effect of dilutive securities:
Operating partnership units	2,920	—	—	—
Preferred Shares	637	—	1,259	—
Options outstanding	79	35	77	37

Weighted-average common shares for diluted EPS	21,483	16,714	18,557	16,800

Basic EPS:
Income from continuing operations	$0.58	$0.18	$1.89	$0.34
Income from discontinued operations	—	—	—	0.08

Net income	$0.58	$0.18	$1.89	$0.42

Diluted EPS:
Income from continuing operations	$0.56	$0.18	$1.82	$0.34
Income from discontinued operations	—	—	—	0.08

Net income	$0.56	$0.18	$1.82	$0.42

During the three and six months ended June 30, 2007, the Company’s Series C Preferred Shares were dilutive and therefore the Series C Preferred Shares were included in the calculation of diluted EPS. However, for the three and six months ended June 30, 2006, the Series C Preferred Shares were antidilutive and therefore the Series C Preferred Shares were not included in the calculation of diluted EPS. See Note 11.

During the three months ended June 30, 2007, the units representing the minority interest in the Company’s Operating Partnership were dilutive and therefore the operating partnership units were included in the calculation of

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

diluted EPS. However, for all other periods presented, the operating partnership units were antidilutive and therefore the operating partnership units were not included in the calculation of diluted EPS.

9.	Leases

Approximate future minimum revenues from rentals under noncancelable operating leases in effect at June 30, 2007, assuming no new or renegotiated leases or option extensions on lease agreements, are as follows (unaudited):

Year Ending December 31,

2007 (July 1 - December 31)	$47,141
2008	92,281
2009	80,354
2010	71,534
2011	62,129
Thereafter	303,010

Total	$656,449

The Company leases certain office facilities, including its corporate office, under leases that expire through 2014. The Company’s corporate office lease has an option to renew for two consecutive periods of five years each.

Approximate future minimum rental payments under the Company’s noncancelable office leases in effect at June 30, 2007, assuming no options extensions, and a capital ground lease at one of its shopping centers, are as follows (unaudited):

	Office	Capital
Year Ending December 31,	Leases	Lease

2007 (July 1 - December 31)	$373	$339
2008	758	677
2009	776	677
2010	784	677
2011	788	677
Thereafter	2,189	7,309

Total minimum lease payments	5,668	10,356
Less: amounts representing interest	—	(2,792)

Total	$5,668	$7,564

10.	Commitments and Contingencies

Construction Costs

In connection with the development and expansion of various shopping centers, as of June 30, 2007 the Company has entered into agreements for construction costs of approximately $18,590. Included in these agreements are approximately $5,650 for costs related to the development of River City Marketplace in Jacksonville, Florida and $10,641 for costs related to the redevelopment of Aquia Towne Center in Stafford, Virginia.

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Pursuant to the Closing Agreement we agreed to an adjustment to our taxable income for each of our taxable years ended December 31, 1991 through 1995. The Company has advised the relevant taxing authorities for the state and local jurisdictions where it conducted business during those years of the fact of such adjustments and the terms

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the Closing Agreement. We believe that our exposure to state and local tax, penalties, interest and other miscellaneous expenses will not exceed $1,441 as of June 30, 2007. It is management’s belief that any liability for state and local tax, penalties, interest, and other miscellaneous expenses that may exist in relation to the IRS Audit will be covered under the Tax Agreement.

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

Litigation

We are currently involved in certain litigation arising in the ordinary course of business. The Company believes that this litigation will not have a material adverse effect on our business or consolidated financial statements.

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

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Repurchase of Common Shares of Beneficial Interest

In December 2005, the Board of Trustees authorized the repurchase, at management’s discretion, of up to $15,000 of the Company’s common shares of beneficial interest. The program allows the Company to repurchase its common shares of beneficial interest from time to time in the open market or in privately negotiated transactions. As of June 30, 2007, the Company had purchased and retired 287,900 shares of the Company’s common shares of beneficial interest under this program at an average cost of $27.11 per share. No repurchases were made during the six months ended June 30, 2007.

11.	Redemption and Conversion of Preferred Shares

On April 2, 2007, the Company announced that it would redeem all of its outstanding 7.95% Series C Cumulative Convertible Preferred Shares of Beneficial Interest on June 1, 2007. As of June 1, 2007, 1,856,846 Series C Preferred Shares, or approximately 98% of the total outstanding as of the April 2007 redemption notice, had been converted into common shares of beneficial interest on a one-for one basis. The remaining 31,154 Series C Preferred Shares were redeemed on June 1, 2007, at the redemption price of $28.50 plus accrued and unpaid dividends.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the consolidated financial statements, including the respective notes thereto, which are included in this Form 10-Q.

Overview

We are a publicly-traded real estate investment trust (“REIT”) which owns, develops, acquires, manages and leases community shopping centers (including power centers and single-tenant retail properties) and one regional mall in the Midwestern, Southeastern and Mid-Atlantic regions of the United States. At June 30, 2007, our portfolio consisted of 84 shopping centers, of which 16 were power centers and two were single-tenant retail properties, as well as one enclosed regional mall, totaling approximately 18.8 million square feet of gross leasable area (“GLA”). We owned approximately 15.1 million square feet of such GLA, with the remaining portion owned by various anchor stores.

Our corporate strategy is to maximize total return for our shareholders by improving operating income and enhancing asset value. We pursue our goal through:

•	The acquisition of community shopping centers, either through on-balance sheet purchases or through the formation of joint ventures, with a focus on grocery and nationally-recognized discount department store anchor tenants;

•	The development of new shopping centers in metropolitan markets where we believe demand for a center exists;

•	A proactive approach to redeveloping, renovating and expanding our shopping centers; and

•	A proactive approach to leasing vacant spaces and entering into new leases for occupied spaces when leases are about to expire.

We have followed a disciplined approach to managing our operations by focusing primarily on enhancing the value of our existing portfolio through strategic sales and successful leasing efforts. We continue to selectively pursue new acquisitions, development and redevelopment opportunities.

The highlights of our second quarter of 2007 activity reflect this strategy:

Joint Venture Activity

•	During the quarter, we sold two of our shopping centers to Ramco HHF KL LLC, a newly formed joint venture with a discretionary fund that invests in core assets managed by Heitman LLC. The shopping centers, which include Kissimmee West in Kissimmee, Florida and Shoppes of Lakeland in Lakeland, Florida, have an aggregate value of $52.9 million. We hold a 7% interest in the joint venture and will continue to manage the properties and earn market fees for the services we perform.

•	Hartland Towne Center in Hartland, Michigan is being developed through Ramco Highland Disposition LLC, another joint venture formed during the second quarter of 2007 in which we have a 20% ownership interest. Hartland Towne Center will be developed as a 550,000 square foot traditional community center featuring two major anchors, a department/grocery superstore and a home improvement store. The development will also include at least three mid-box national retailers as well as a number of outlots. The total project cost is estimated at $50 million.

•	During the quarter, we acquired the remaining 80% interest in Ramco Jacksonville for $5.1 million in cash and the assumption of a $75 million mortgage note payable due April 2017. The share on net income for the period January 1, 2007 through April 15, 2007 which relates to our 20% interest is included in earnings from unconsolidated entities in the consolidated statement of income and comprehensive income.

Development

In addition to Hartland Towne Center discussed above, we are currently pursuing two other new shopping center developments driven by strong retailer demand and solid demographics. We are working with the respective community governmental agencies to complete the entitlement processes for these projects, which represent a variety of retail concepts including mixed-use and town center formats. The developments are:

•	The Aquia Town Center in Stafford, Virginia includes the complete value-added redevelopment of an existing 200,000 square foot shopping center owned by us. When complete, the mixed-use asset will encompass over 650,000 square feet of upscale office, retail and entertainment components and approximately 300 residential units. During the second quarter, we signed a lease with Northrop Grumman to occupy 49,000 square feet or approximately one-half of the Class A office building currently under construction at the site. The office building is expected to open in January 2008. The total project cost is estimated at $150 million.

•	Northpointe Town Center in Jackson, Michigan is being developed as a 575,000 square foot combination power center and town center and will include retail, entertainment and office components. The new development will complement two of our other properties in the market. The total project cost is estimated at $70 million.

Redevelopment

•	At June 30, 2007, we had six value-added redevelopment projects in process for both wholly owned and joint venture properties impacting approximately 390,000 square feet with a total project cost of $25.1 million. We are in the process of finalizing the plans for five additional redevelopments, which are expected to begin prior to the end of 2007. The five additional projects include the addition of at least one anchor tenant to shopping centers in Michigan, Florida, and Georgia.

Leasing

•	During the second quarter, for both wholly owned and joint venture properties, we opened 21 new non-anchor stores totaling 62,705 square feet, at an average base rent of $21.55 per square foot, an increase of 37.6% over our portfolio average for non-anchor stores. We also renewed 24 non-anchor leases totaling 85,955 square feet, at an average base rent of $13.40 per square foot, achieving an increase of 12.9% over prior rental rates.

•	Overall total portfolio average base rents for non-anchor tenants increased to $15.66 as of June 30, 2007, as compared to $15.10 at December 31, 2006.

•	Our portfolio was 92.7% occupied at June 30, 2007, as compared to 93.6% at December 31, 2006.

Financing and Treasury

•	In April 2007, after acquiring our joint venture partner’s 80% ownership interest in Ramco Jacksonville, we borrowed the remaining $35 million available under a $110 million long-term fixed rate financing agreement with a third party lender. The proceeds of the mortgage loan were used to repay the construction and mezzanine loans for the project, to repay the Operating Partnership for a note receivable and advances made to the joint venture, and to pay for the completion of the construction of the River City Marketplace development.

•	During the quarter, we completed the redemption of our 7.95% Series C Cumulative Convertible Preferred Shares of Beneficial Interest. As of June 1, 2007, 1,856,846 Series C Preferred Shares, or approximately 98% of the total outstanding as of the April 2007 redemption notice, had been converted into common shares of beneficial interest on a one-for-one basis. The remaining 31,154 Series C Preferred Shares were redeemed on June 1, 2007, at the redemption price of $28.50 plus accrued and unpaid dividends.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Senior management has discussed the development, selection and disclosure of these estimates with the audit committee of our board of trustees. Actual results could materially differ from these estimates.

Critical accounting policies are those that are both significant to the overall presentation of our financial condition and results of operations and require management to make difficult, complex or subjective judgments. For example, significant estimates and assumptions have been made with respect to useful lives of assets, capitalization of development and leasing costs, recoverable amounts of receivables and initial valuations and related amortization periods of deferred costs and intangibles, particularly with respect to property acquisitions. Our critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2006 have not materially changed during the first six months of 2007.

Comparison of Three Months Ended June 30, 2007 to Three Months Ended June 30, 2006

For purposes of comparison between the three months ended June 30, 2007 and 2006, “Same Center” refers to the shopping center properties owned by consolidated entities as of April 1, 2006 and June 30, 2007.

In April 2006, we acquired Paulding Pavilion, a parcel adjacent to Aquia Towne Center, and an additional 90% partnership interest in Beacon Square, bringing our total ownership interest to 100%. Subsequent to the acquisition of the additional 90% partnership interest, Beacon Square has been consolidated in our financial statements. In April 2007, we acquired an additional 80% ownership interest in River City Marketplace, bringing our total ownership interest to 100%. Subsequent to the acquisition of the additional 80% ownership interest, River City Marketplace has been consolidated in our financial statements. These properties are collectively referred to as “Acquisitions” in the following discussion.

In December 2006, we sold two shopping centers, Crofton Centre and Merchants Square, to Ramco 450 LLC, our $450 million joint venture with an investor advised by Heitman LLC. In March 2007, we sold Chester Springs Shopping Center to this same joint venture. In June 2007, we sold two shopping centers, Shoppes of Lakeland and Kissimmee West, to Ramco HHF KL LLC, a newly formed joint venture with a discretionary fund that invests in core assets managed by Heitman LLC. These properties are collectively referred to as “Dispositions” in the following discussion.

Revenues

Total revenues for the three months ended June 30, 2007 were $37.2 million, a $1.2 million decrease over the comparable period in 2006.

Minimum rents decreased $656,000 to $24.5 million for the three months ended June 30, 2007 as compared to $25.2 million for the same period in 2006. The Dispositions resulted in a decrease of approximately $2.1 million in minimum rents, offset by an increase of approximately $1.5 million in minimum rents from the Acquisitions. Minimum rents at the Same Center properties during the three months ended June 30, 2007 were consistent with the comparable period in 2006.

Recoveries from tenants increased $426,000 to $10.7 million for the three months ended June 30, 2007 as compared to $10.3 million for the same period in 2006. The Dispositions resulted in a decrease of approximately $634,000 in recoveries from tenants, offset by an increase of approximately $268,000 from the Acquisitions. The increase of approximately $524,000 for the Same Center properties was primarily due to the recognition of recovery income for Michigan Single Business Tax which will be billed to tenants in future periods, and the expansion of our electric resale program. We expect our recovery ratio percentage to be in the high 90s for the full year 2007.

Fees and management income decreased $93,000 to $1.4 million for the three months ended June 30, 2007 as compared to $1.5 million for the three months ended June 30, 2006. The decrease was mainly attributable to a $912,000 decrease in development and tenant coordination fees for our River City Marketplace development, offset by a $320,000 increase in development fees for our Hartland Towne Center development, an increase of $426,000 in acquisition fees related to the sale of Shoppes of Lakeland and Kissimmee West to our Ramco HHF KL LLC joint venture, and an increase of $119,000 in management fees attributable to managing the shopping centers owned by our Ramco 450 LLC joint venture.

Other income for the three months ended June 30, 2007 was $498,000, a decrease of $942,000 over the comparable period in 2006. In June 2006, we recognized a $1.0 million lease termination fee at Paulding Pavilion; there was no similar fee earned during the three months ended June 30, 2007.

Expenses

Total expenses for the three months ended June 30, 2007 increased $747,000 to $34.3 million as compared to $33.6 million for the three months ended June 30, 2006.

Real estate taxes were $4.9 million during the three months ended June 30, 2007, consistent with the comparable period in 2006.

Recoverable operating expenses were $5.7 million during the three months ended June 30, 2007, consistent with the comparable period in 2006. Same Center recoverable operating expenses increased approximately $56,000 from 2006 to 2007, an increase of 1.1%.

Depreciation and amortization was $8.3 million for the second quarter of 2007, an increase of $455,000 over the comparable period in 2006. The increase in depreciation and amortization is due primarily to the Acquisitions, in particular the acquisition of the remaining 80% ownership interest in River City Marketplace. During the three months ended June 30, 2007, we recognized $553,000 of depreciation and amortization expense related to this center. During the three months ended June 30, 2006, we did not recognize depreciation and amortization expense at this center because this center was not consolidated in our financial statements and this center was still in the development stage during the second quarter of 2006.

Other operating expenses decreased $152,000 to $765,000 for the three months ended June 30, 2007 as compared to $917,000 for the comparable period in 2006. The decrease is primarily due to the fact that during the three months ended June 30, 2006, we increased our allowance for bad debts by $158,000. No similar increase was recorded during the three months ended June 30, 2007.

General and administrative expenses increased $729,000, from $3.1 million for the three months ended June 30, 2006 to $3.9 million for the three months ended June 30, 2007. The increase in general and administrative expenses was primarily due to a $373,00 increase in payroll expenses related to staff increases associated with the growth of our portfolio, $215,000 in higher salaries and fringes, and $278,000 in higher incentive compensation costs, as well as a decrease of $170,000 in the amount of development costs expensed in 2007 as compared to the comparable period in 2006.

Interest expense decreased $245,000, to $10.7 million for the three months ended June 30, 2007, as compared to $11.0 million for the three months ended June 30, 2006. Average monthly debt outstanding was $10.2 million lower during the second quarter of 2007, resulting in a decrease in interest expense of approximately $160,000. In addition, the average interest rate on outstanding debt during the second quarter of 2007 was lower than the comparable period of 2006, resulting in a decrease in interest expense of approximately $93,000. Finally, interest expense during the second quarter of 2007 was favorably impacted by approximately $319,000 as a result of higher capitalized interest on development and redevelopment projects, offset by approximately $193,000 of increased amortization of deferred financing costs and approximately $79,000 of increased amortization of marked to market debt.

Other

Gain on sale of real estate assets increased $8.9 million during the second quarter of 2007 as compared with the second quarter of 2006. The increase is due primarily to the gain on the sale of the Shoppes of Lakeland and Kissimmee West to our Ramco HHF KL LLC joint venture, as well as gains on the sale of land parcels at River City Marketplace. With respect to the sale of Shoppes of Lakeland and Kissimmee West, we recognized 93% of the gain on the sale, representing the portion of the gain attributable to our joint venture partner’s ownership interest. The remaining portion of the gain on the sale of this center has been deferred as we have a 7% ownership interest in the joint venture.

Minority interest represents the equity in income attributable to the portion of the Operating Partnership not owned by us. Minority interest for the three months ended June 30, 2007 increased $622,000 to $1.5 million, as compared to $885,000 for the three months ended June 30, 2006. The increase is primarily attributable to the minority interest’s proportionate share of the gain on the sale of the Shoppes of Lakeland and Kissimmee West discussed above.

Earnings from unconsolidated entities represent our proportionate share of the earnings of various joint ventures in which we have an ownership interest. Earnings from unconsolidated entities decreased $43,000, from $755,000 for the three months ended June 30, 2006 to $712,000 for the three months ended June 30, 2007. The majority of the decrease is attributable to Ramco Jacksonville, the joint venture that owned the River City Marketplace development, and is related to the fact that River City Marketplace recognized depreciation and amortization expense during the three months ended June 30, 2007. Depreciation and amortization expense was not recognized at River City Marketplace during the three months ended June 30, 2006 as it was still in the development stage. In April 2007, we purchased the remaining 80% ownership interest in Ramco Jacksonville.

Discontinued operations, net of minority interest, were $67,000 for the three months ended June 30, 2006. In 2006, we sold seven of our shopping centers held for sale to an unrelated third party for $47.0 million in aggregate. Discontinued operations for the three months ended June 30, 2006 include a loss of $3,000, net of minority interest, on the sale of a portion of these centers, as well as $70,000 from the operations of a portion of these centers. There were no operations for these assets during the three months ended June 30, 2007.

Comparison of Six Months Ended June 30, 2007 to Six Months Ended June 30, 2006

For purposes of comparison between the six months ended June 30, 2007 and 2006, “Same Center” refers to the shopping center properties owned by consolidated entities as of January 1, 2006 and June 30, 2007. The properties collectively referred to as “Acquisitions” and “Dispositions” below are the same properties referred to as such in the quarter to quarter comparison.

Revenues

Total revenues for the six months ended June 30, 2007 were $77.4 million, a $2.4 million increase over the comparable period in 2006.

Minimum rents decreased $1.0 million to $48.8 million for the six months ended June 30, 2007 as compared to $49.8 million for the first six months of 2006. The Dispositions resulted in a decrease of approximately $3.4 million in minimum rents, offset by an increase of approximately $1.8 million in minimum rents from the Acquisitions and an increase of approximately $541,000 from Same Center properties. The $541,000 increase at the Same Center properties represents a 1.3% increase over the comparable period in 2006, and is the result of the completion of redevelopment projects at certain of our shopping centers, in particular Tel-Twelve and Spring Meadows Place. Both of these redevelopments involved the expansion or addition of at least one national anchor tenant.

Recoveries from tenants increased $2.3 million to $22.5 million for the first six months of 2007 as compared to $20.2 million for the same period in 2006. The Dispositions resulted in a decrease of approximately $783,000 in recoveries from tenants, offset by an increase of approximately $386,000 from the Acquisitions. The increase of approximately $2.7 million for the Same Center properties was primarily due to the recognition of recovery income for Michigan Single Business Tax which will be billed to tenants in future periods, and the expansion of our electric resale program. The overall property operating expense recovery ratio was 99.9% for the six months ended June 30, 2007 as compared to 96.1% for the six months ended June 30, 2006, due mainly to the two items noted above. We expect our recovery ratio percentage to be in the high 90s for the full year 2007.

Fees and management income increased $1.2 million to $4.0 million for the six months ended June 30, 2007 as compared to $2.8 million for the six months ended June 30, 2006. The increase was mainly attributable to an increase in acquisition fees of approximately $884,000 as well as an increase of approximately $311,000 in management fees. The acquisition fees earned relate to the purchase of Cocoa Commons and Cypress Pointe by our Ramco/Lion Venture LP joint venture, the purchase of Peachtree Hill and Chester Springs Shopping Center by our Ramco 450 LLC joint venture, and the purchase of Shoppes of Lakeland and Kissimmee West by our Ramco HHF KL LLC joint venture. The increase in management fees was mainly attributable to fees earned for managing the shopping centers owned by our Ramco 450 LLC joint venture.

Other income for the six months ended June 30, 2007 was $1.7 million, a decrease of $204,000 over the comparable period in 2006. In June 2006, we recognized a $1.0 million lease termination fee at Paulding Pavilion; there was no similar fee earned during the first six months of 2007. The decrease in lease termination income was offset by additional interest income of approximately $538,000 earned by Ramco-Gershenson Properties L.P. (the “Operating Partnership”) on advances to Ramco Jacksonville related to the River City Marketplace development, as well as approximately $253,000 of miscellaneous income related to the favorable resolution of disputes with tenants and the favorable resolution of contingencies associated with previous center acquisitions.

Expenses

Total expenses for the six months ended June 30, 2007 increased $1.4 million to $68.9 million as compared to $67.5 million for the six months ended June 30, 2006.

Real estate taxes increased by $164,000 during the first six months of 2007 to $9.9 million, as compared to $9.8 million during the first six months of 2006. The increase is due primarily to higher values assessments among our Same Center properties.

Recoverable operating expenses increased by $1.1 million to $12.6 million for the six months ended June 30, 2007 as compared to $11.5 million for the six months ended June 30, 2006. The increase is attributable mainly to increases in utilities expense, snow removal expense, and additional insurance expense which was attributable to higher property insurance costs at our Florida shopping centers.

Depreciation and amortization was $16.5 million for the first six months of 2007, an increase of $515,000 over the comparable period in 2006. The increase in depreciation and amortization is due primarily to the Acquisitions, in particular the acquisition of the remaining 80% ownership interest in River City Marketplace. During the six months ended June 30, 2007, we recognized $553,000 of depreciation and amortization expense related to this center. During the six months ended June 30, 2006, we did not recognize depreciation and amortization expense at this center due to the fact that this center was not consolidated in our financial statements, as well as the fact that this center was still in the development stage during the first six months of 2006.

Other operating expenses decreased $345,000 to $1.3 million for the six months ended June 30, 2007 as compared to $1.6 million for the comparable period in 2006. The decrease is primarily due to a reversal of the previous write-off of receivables due from Atlantic Realty Trust in connection with our IRS examinations. These amounts are due to us under our Tax Agreement with Atlantic Realty Trust.

General and administrative expenses decreased $189,000, from $7.1 million for the six months ended June 30, 2006 to $6.9 million for the six months ended June 30, 2007. The decrease in general and administrative expenses was primarily due to a decrease of approximately $158,000 in the amount of development costs expensed in 2007 as compared to the comparable period in 2006.

Interest expense increased $203,000, to $21.8 million for the six months ended June 30, 2007, as compared to $21.6 million for the six months ended June 30, 2006. Average monthly debt outstanding was $10.4 million lower for the first six months of 2007, resulting in a decrease in interest expense of approximately $325,000. The lower average monthly debt outstanding was offset by higher average interest rates during the first six months of 2007, resulting in an increase in interest expense of approximately $208,000. Interest expense during the first six months of 2007 was favorably impacted by approximately $180,000 as a result of higher capitalized interest on development and redevelopment projects more than offset by approximately $276,000 of increased amortization of deferred financing costs and approximately $160,000 of increased amortization of marked to market debt.

Other

Gain on sale of real estate assets increased $29.6 million to $31.4 million for the six months ended June 30, 2007, as compared to $1.7 million for the six months ended June 30, 2006. The increase is due primarily to the gain on the sale of Chester Springs Shopping Center to our Ramco 450 LLC joint venture, the sale of the Shoppes of Lakeland and Kissimmee West to our Ramco HHF KL LLC joint venture, and the sale of land parcels at River City Marketplace. With respect to the sale of Chester Springs Shopping Center, we recognized 80% of the gain on the sale, representing the portion of the gain attributable to our joint venture partner’s ownership interest. The remaining portion of the gain on the sale of this center has been deferred as we have a 20% ownership interest in the joint venture. With respect to the sale of Shoppes of Lakeland and Kissimmee West, we recognized 93% of the gain on the sale, representing the portion of the gain attributable to our joint venture partner’s ownership interest. The remaining portion of the gain on the sale of this center has been deferred as we have a 7% ownership interest in the joint venture.

Minority interest represents the equity in income attributable to the portion of the Operating Partnership not owned by us. Minority interest for the first six months of 2007 increased $4.3 million to $6.0 million, as compared to $1.7 million for the first six months of 2006. The increase is primarily attributable to the minority interest’s proportionate share of the gain on the sale of Chester Springs Shopping Center, Shoppes of Lakeland and Kissimmee West discussed above.

Earnings from unconsolidated entities represent our proportionate share of the earnings of various joint ventures in which we have an ownership interest. Earnings from unconsolidated entities decreased $374,000, from $1.5 million for the six months ended June 30, 2006 to $1.1 million for the six months ended June 30, 2007. The decrease is attributable to our ownership interest in Ramco Jacksonville, the joint venture that owned River City Marketplace development. The decrease at Ramco Jacksonville consists of increased interest expense on higher rate construction and mezzanine loans. In March 2007, we entered into a $110 million long-term fixed-rate financing agreement with an outside lender, of which $75 million was funded and used to replace the higher rate construction and mezzanine loans. Also, in April 2007 we purchased the remaining 80% ownership interest in Ramco Jacksonville. $142,000 of the decrease in earnings from unconsolidated entities is attributable to our ownership interest in the Ramco/Lion Venture LP joint venture. The decrease is attributable to a decision to redevelop Hunter’s Square, one of the shopping centers owned by the joint venture, and to take certain space at this center offline temporarily.

Discontinued operations, net of minority interest, were $1.3 million for the first six months of 2006. In 2006, we sold seven of our shopping centers held for sale to an unrelated third party for $47.0 million in aggregate. Discontinued operations include a gain of $954,000, net of minority interest, on the sale of these assets, as well as $393,000 from the operations of these assets. There were no operations for these assets during the first six months of 2007.

Liquidity and Capital Resources

The principal uses of our liquidity and capital resources are for operations, acquisitions, development, redevelopment, including expansion and renovation programs, and debt repayment, as well as dividend payments in accordance with REIT requirements and repurchases of our common shares. We anticipate that the combination of cash on hand, the availability under our $250 million unsecured credit facility (the “Credit Facility”), our access to the capital markets and the sale of existing properties will satisfy our expected working capital requirements through at least the next 12 months and allow us to achieve continued growth. Although we believe that the combination of factors discussed above will provide sufficient liquidity, no such assurance can be given.

As part of our business plan to improve our capital structure and reduce debt, we will continue to pursue the strategy of selling fully-valued properties and to dispose of shopping centers that no longer meet the criteria established for our portfolio. Our ability to obtain acceptable selling prices and satisfactory terms will impact the timing of future sales. Net proceeds from the sale of properties are expected to reduce outstanding debt and to fund any future acquisitions

For the six months ended June 30, 2007, we generated $30.8 million in cash flows from operating activities, as compared to $25.3 million for the same period in 2006. Cash flows from operating activities were higher during the six months ended June 30, 2007 mainly due to higher net income during the period, as well as lower net cash outflows related to accounts receivable, other assets, accounts payable, and accrued expenses. For the six months ended June 30, 2007, investing activities provided $52.3 million of cash flows, as compared to $27.7 million in 2006. Cash flows from investing activities were higher in 2007 due to cash received from sales of shopping centers to our joint ventures, as well as cash received on a note receivable due from Ramco Jacksonville, reduced by additional investments in real estate and additional investments in our joint ventures. During the six months ended June 30, 2007, cash flows used in financing activities were $86.0 million, as compared to $51.4 million during the same period in 2006. In 2007, we repaid $118.8 million of the unsecured revolving credit facility, compared to $18.1 million in 2006 and in full all amounts due under our unsecured subordinated term loan.

The Credit Facility consists of a $100 million unsecured term loan credit facility and a $150 million unsecured revolving credit facility. The Credit Facility provides that the unsecured revolving credit facility may be increased by up to $100 million at our request, for a total unsecured revolving credit facility commitment of $250 million. The unsecured term loan credit facility matures in December 2010 and bears interest at a rate equal to LIBOR plus 130 to 165 basis points, depending on certain debt ratios. The unsecured revolving credit facility matures in December 2008 and bears interest at a rate equal to LIBOR plus 115 to 150 basis points, depending on certain debt ratios. We have the option to extend the maturity date of the unsecured revolving credit facility to December 2010. It is anticipated that funds borrowed under the unsecured revolving credit facility will be used for general corporate purposes, including working capital, capital expenditures, the repayment of indebtedness or other corporate activities.

Under terms of various debt agreements, we may be required to maintain interest rate swap agreements to reduce the impact of changes in interest rates on our floating rate debt. We have interest rate swap agreements with an aggregate notional amount of $80.0 million at June 30, 2007. Based on rates in effect at June 30, 2007, the agreements provide for fixed rates ranging from 6.2% to 6.6% and expire December 2008 through March 2009.

After taking into account the impact of converting our variable rate debt into fixed rate debt by use of the interest rate swap agreements, at June 30, 2007 our variable rate debt accounted for approximately $105.1 million of outstanding debt with a weighted average interest rate of 6.8%. Variable rate debt accounted for approximately 15.8% of our total debt and 7.2% of our total capitalization.

We have $499.2 million of mortgage loans encumbering our properties, and $354.4 million of mortgage loans held by our unconsolidated joint ventures, which are generally non-recourse, subject to certain exceptions for which we would be liable for any resulting losses incurred by the lender. These exceptions vary from loan to loan but generally include fraud or a material misrepresentation, misstatement or omission by the borrower, intentional or grossly negligent conduct by the borrower that harms the property or results in a loss to the lender, filing of a bankruptcy petition by the borrower, either directly or indirectly, and certain environmental liabilities. In addition, upon the occurrence of certain of such events, such as fraud or filing of a bankruptcy petition by the borrower, we would be liable for the entire outstanding balance of the loan, all interest accrued thereon and certain other costs, penalties and expenses

The unconsolidated joint ventures in which our Operating Partnership owns an interest and which are accounted for by the equity method of accounting are subject to mortgage indebtedness, which in most instances is non-recourse. At June 30, 2007, our pro rata share of mortgage debt for the unconsolidated joint ventures was $98.6 million with a weighted average interest rate of 6.6%. Fixed rate debt for the unconsolidated joint ventures amounted to $93.3 million, or 94.6%, of our pro rata share. The mortgage debt of $16.3 million at Peachtree Hill, a shopping center owned by our Ramco 450 Venture LLC, is recourse debt.

In March 2007, our Ramco Jacksonville joint venture, closed on a permanent mortgage loan with a third party lender. The total mortgage loan commitment was $110 million, of which $75 million was funded as of March 31, 2007. An additional advance of $35 million occurred on April 25, 2007, after the acquisition of our joint venture partner’s 80% ownership interest in the joint venture. The mortgage loan is an interest only loan for ten years with an interest rate of 5.4% and matures on April 1, 2017. The proceeds of the mortgage loan were used to repay the construction and mezzanine loans for the project, to repay the Operating Partnership for a note receivable and advances made to the joint venture, and to pay for the completion of the construction of the River City Marketplace development.

Capitalization

At June 30, 2007, our market capitalization amounted to $1.5 billion. Market capitalization consisted of $663.6 million of debt (including property-specific mortgages, the Credit Facility, and a secured term loan), $25.2 million of Series B Preferred Shares, and $768.5 million of our common shares of beneficial interest and units in the Operating Partnership (“OP Units”) (Series B Preferred Shares, common shares of beneficial interest, and OP Units are at market value). Our debt to total market capitalization was 45.5% at June 30, 2007, as compared to 44.5% at December 31, 2006. After taking into account the impact of converting our variable rate debt into fixed rate debt by use of interest rate swap agreements, our outstanding debt at June 30, 2007 had a weighted average interest rate of 6.1%, and consisted of $558.5 million of fixed rate debt and $105.1 million of variable rate debt. Outstanding letters of credit issued under the Credit Facility total approximately $3.4 million. We also had other outstanding letters of credit, not reflected in the consolidated balance sheet, of approximating $18.7 million related to the completion of the River City Marketplace development.

On April 2, 2007, we announced that we would redeem all of our outstanding 7.95% Series C Cumulative Convertible Preferred Shares of Beneficial Interest on June 1, 2007. As of June 1, 2007, 1,856,846 Series C Preferred Shares, or approximately 98% of the total outstanding as of April 2007 redemption notice, had been converted into common shares of beneficial interest on a one-for-one basis. The remaining 31,154 Series C Preferred Shares were redeemed on June 1, 2007, at the redemption price of $28.50 plus accrued and unpaid dividends.

At June 30, 2007, the minority interest in the Operating Partnership represented a 13.6% ownership in the Operating Partnership. The OP Units may, under certain circumstances, be exchanged for our common shares of beneficial interest on a one-for-one basis. We, as sole general partner of the Operating Partnership, have the option, but not the obligation, to settle exchanged OP Units held by others in cash based on the current trading price of our common shares of beneficial interest. Assuming the exchange of all OP Units, there would have been 21,388,265 of our common shares of beneficial interest outstanding at June 30, 2007, with a market value of approximately $768.5 million (based on the closing price of $35.93 per share on June 30, 2007).

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

The following table illustrates the calculation of FFO (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)

Net Income	$11,045	$4,777	$34,910	$10,362
Add:
Depreciation and amortization expense	9,291	8,460	18,253	17,125
Minority interest in partnership:
Continuing operations	1,487	885	5,990	1,672
Discontinued operations	—	12	—	69
Less:
Gain on sale of real estate(1)	(8,316)	—	(30,814)	—
Discontinued operations, gain (loss) on sale of real estate, net of minority interest	—	3	—	(954)

Funds from operations	13,507	14,137	28,339	28,274
Less:
Series B Preferred Stock dividends	(594)	(594)	(1,188)	(1,188)

Funds from operations available to common shareholders	$12,913	$13,543	$27,151	$27,086

Weighted average equivalent shares outstanding, diluted	21,483	21,532	21,478	21,619

Funds from operations available to common shareholders per diluted share	$0.60	$0.63	$1.26	$1.25

(1)	Excludes gain on sale of undepreciated land of $562 in 2007 and $1,733 in 2006.

Capital Expenditures

During the six months ended June 30, 2007, we spent approximately $3.4 million on revenue-generating capital expenditures including tenant allowances, leasing commissions paid to third-party brokers, legal costs related to lease documents, and capitalized leasing and construction costs. These types of costs generate a return through rents from tenants over the term of their leases. Revenue-enhancing capital expenditures, including expansions, renovations or repositionings, were approximately $15.1 million. Revenue neutral capital expenditures, such as roof and parking lot repairs which are anticipated to be recovered from tenants, amounted to approximately $1.2 million.

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

We have exposure to interest rate risk on our variable rate debt obligations. We are not subject to any foreign currency exchange rate risk or commodity price risk, or other material rate or price risks. Based on our debt and interest rates and the interest rate swap agreements in effect at June 30, 2007, a 100 basis point change in interest rates would affect our annual earnings and cash flows by approximately $251,000. We believe that a 100 basis point change in interest rates would impact the fair value of our total outstanding debt at June 30, 2007 by approximately $19.3 million.

Under the terms of various debt agreements, we may be required to maintain interest rate swap agreements to reduce the impact of changes in interest rate on our floating rate debt. We have interest rate swap agreements with an aggregate notional amount of $80.0 million at June 30, 2007. Based on rates in effect at June 30, 2007, the agreements provide for fixed rates ranging from 6.2% to 6.6% and expire December 2008 through March 2009.

The following table sets forth information as of June 30, 2007 concerning our long-term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates of maturing amounts and fair market value (dollars in thousands).

								Fair
	2007	2008	2009	2010	2011	Thereafter	Total	Value

Fixed-rate debt	$42,811	$88,276	$27,481	$99,723	$27,932	$272,260	$558,483	$553,029
Average interest rate	6.8%	5.0%	7.0%	6.6%	7.4%	5.4%	5.9%	6.2%
Variable-rate debt	$16,134	$64,259	$—	$24,675	$—	—	$105,068	$105,068
Average interest rate	7.0%	6.7%	—	6.8%	—	—	6.8%	6.8%

We estimated the fair value of fixed rate mortgages using a discounted cash flow analysis, based on our incremental borrowing rates for similar types of borrowing arrangements with the same remaining maturity. Considerable judgment is required to develop estimated fair values of financial instruments. The table incorporates only those exposures that exist at June 30, 2007 and does not consider those exposures or positions which could arise after that date or firm commitments as of such date. Therefore, the information presented therein has limited predictive value. Our actual interest rate fluctuations will depend on the exposures that arise during the period and interest rates. Therefore, the information presented therein has limited predictive value. Our actual interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (“Exchange Act”), such as this report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the design control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We carried out an assessment as of June 30, 2007 of the effectiveness of the design and operation of our disclosure controls and procedures. This assessment was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on such evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that such disclosure controls and procedures were effective as of June 30, 2007.

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

No common shares were repurchased during the six months ended June 30, 2007. As of June 30, 2007, we had purchased and retired 287,900 shares of our common stock under this program at an average cost of $27.11 per share. Approximately $7.2 million of common shares may yet be purchased under such repurchase program.

In accordance with the terms of the limited partnership agreement of the Operating Partnership, each OP Unit may be exchanged for one common share at the election of the limited partners. We, as sole general partner of the Operating Partnership, have the option, but not the obligation, to settle exchanged OP Units in cash based on the current trading price of our common shares. During the three months ended June 30, 2007, we issued 614 common shares of beneficial interest upon the tender of OP Units by such limited partners; the issuances were made in private placement transactions exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. During the three months ended June 30, 2007, we did not elect to settle any tenders of OP Units for cash.

Item 4.	Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of the Company was held on June 5, 2007.

At the annual meeting, Dennis E. Gershenson, Robert A. Meister and Michael A. Ward were re-elected as trustees of the Company to serve until the 2010 annual meeting of shareholders. The following votes were cast for or were withheld from voting with respect to the election of each of the following persons:

Name	Votes For	Withheld

Dennis E. Gershenson	15,145,429	56,619
Robert A. Meister	15,140,117	61,931
Michael A. Ward	15,140,436	61,612

Stephen R. Blank, Arthur H. Goldberg, Joel M. Pashcow and Mark K. Rosenfeld continue to hold office after the annual meeting.

The following votes were cast for, against or abstain regarding the ratification of Grant Thornton LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007:

For	Against	Abstain

15,168,709	15,156	18,182

Item 5.	Other Information

Dennis Gershenson’s Employment Agreement

The Trust entered into a new employment agreement with Mr. Dennis Gershenson, pursuant to which he will serve as the Trust’s Chief Executive Officer for an initial term of five years commencing on August 1, 2007, subject to automatic one-year extensions thereafter if neither party has given written notice to terminate the agreement at least 120 days prior to the expiration date. Mr. Gershenson currently serves as the Trust’s Chairman, President and Chief Executive Office and will continue to act in such capacities. Mr. Gershenson’s prior employment agreement was terminated as of August 1, 2007.

The employment agreement provides for an annual base salary of $447,750, with annual adjustments to be considered by the Compensation Committee (provided such base salary is at least $447,750). Mr. Gershenson will also receive an annual bonus of at least $350,000, as determined by the Compensation Committee. Mr. Gershenson will further participate in the Trust’s long-term incentive programs, receive $1 million in term life insurance, and receive other fringe benefits and perquisites as are generally made available to the Trust’s executives.

If Mr. Gershenson’s employment is terminated without cause or he terminates such employment for good reason, including a change of control, Mr. Gershenson will receive: (i) accrued base salary through the termination date; (ii) no later than the 30th day following the date that is six months following the termination date, a lump sum severance payment equal to the greater of (x) the aggregate of all compensation due to Mr. Gershenson for the remainder of the term of the agreement (assuming an annual bonus equal to the average bonus paid under the agreement), or (y) 2.99 times the “base amount”, as defined by Section 280G of the Internal Revenue Code (“IRC”) (or 2.99 times a comparable amount if Section 280G is ever repealed or inapplicable); (iii) an amount equal to Mr. Gershenson’s tax liability, if the severance payment constitutes an excess “parachute payment” as defined in Section 280G of the IRC, and an amount equal to all income tax payable by Mr. Gershenson upon such additional payment; and (iv) fringe benefits and perquisites as are generally available to the Trust’s executives for the duration of the term of the agreement.

If Mr. Gershenson’s employment is terminated for cause or he terminates such employment without good reason, Mr. Gershenson will receive the unpaid portion of his base salary, bonus and benefits through the effective date of termination.

If Mr. Gershenson’s employment is terminated due to his death or permanent disability, Mr. Gershenson (or his legal representative or beneficiary) will receive a lump sum payment equal to his base salary and bonus for 12 months following the termination date. In the case of permanent disability, Mr. Gershenson will also receive fringe benefits during such period.

A copy of Mr. Gershenson’s employment is filed herewith as Exhibit 10.1 and is incorporated by reference herein.

Mr. Gershenson is also party to a noncompetition agreement with the Trust, which will continue in full force and effect. The noncompetition agreement provides that, following termination of Mr. Gershenson’s employment, Mr. Gershenson, subject to specified limitations: (i) will not hire any person that is, or was within the prior 12 months, a Trust employee making at least $60,000 per year in base salary, and he will not solicit such person to leave the employ of the Trust; (ii) will not, directly or indirectly, acquire, develop, construct, operate, manage or lease any existing Trust property or project; (iii) will not compete with the Trust within a 200 mile radius of any Trust property or project that existed within the prior 12 months; and (iv) will maintain the confidential and/or proprietary information of the Trust. The provisions in clauses (i)-(iii) above will terminate one year after Mr. Gershenson is no longer an officer or trustee of the Trust.

Item 6.	Exhibits

Exhibit No.	Description

10.1	Employment Agreement, dated August 1, 2007, between the Company and Dennis E. Gershenson.
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAMCO-GERSHENSON PROPERTIES TRUST

By:	/s/ Dennis E. Gershenson
Dennis E. Gershenson
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2007

By:	/s/ Richard J. Smith
Richard J. Smith
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 7, 2007