Form 10-Q
period 2007-09-30
RAMCO GERSHENSON PROPERTIES TRUST
filed 2007-11-06
CIK 842183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For the quarterly period ended September 30, 2007
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

Number of common shares of beneficial interest ($0.01 par value) of the registrant outstanding as of November 1, 2007: 18,469,456

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

RAMCO-GERSHENSON PROPERTIES TRUST

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(Unaudited)
	(In thousands, except
	per share amounts)

ASSETS
Investment in real estate, net	$916,901	$897,975
Cash and cash equivalents	7,662	11,550
Restricted cash	9,664	7,772
Accounts receivable, net	34,736	33,692
Equity investments in and advances to unconsolidated entities	79,020	75,824
Other assets, net	39,073	38,057

Total Assets	$1,087,056	$1,064,870

LIABILITIES
Mortgages and notes payable	$676,383	$676,225
Accounts payable and accrued expenses	36,036	26,424
Distributions payable	10,478	10,391
Capital lease obligation	7,504	7,682

Total Liabilities	730,401	720,722
Minority Interest	42,653	39,565

SHAREHOLDERS’ EQUITY
Preferred Shares of Beneficial Interest, par value $0.01, 10,000 shares authorized:
9.5% Series B Cumulative Redeemable Preferred Shares; 1,000 shares issued and outstanding, liquidation value of $25,000	23,804	23,804
7.95% Series C Cumulative Convertible Preferred Shares; 1,889 shares issued and 1,888 shares outstanding and liquidation value of $53,808, as of December 31, 2006	—	51,714
Common Shares of Beneficial Interest, par value $0.01, 45,000 shares authorized; 18,469 and 16,580 issued and outstanding as of September 30, 2007 and December 31, 2006, respectively	185	166
Additional paid-in capital	386,824	335,738
Accumulated other comprehensive income (loss)	(283)	247
Cumulative distributions in excess of net income	(96,528)	(107,086)

Total Shareholders’ Equity	314,002	304,583

Total Liabilities and Shareholders’ Equity	$1,087,056	$1,064,870

See notes to consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Three		For the Nine
	Months		Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
	(Unaudited)
	(In thousands, except per share amounts)

REVENUES:
Minimum rents	$24,102	$25,328	$72,870	$75,113
Percentage rents	117	225	525	610
Recoveries from tenants	10,452	10,738	32,921	30,920
Fees and management income	1,132	1,312	5,162	4,073
Other income	1,949	1,212	3,625	3,092

Total revenues	37,752	38,815	115,103	113,808

EXPENSES:
Real estate taxes	5,072	5,025	15,304	14,793
Recoverable operating expenses	5,968	6,000	18,225	17,236
Depreciation and amortization	8,132	8,105	24,600	24,058
Other operating	770	1,263	2,044	2,882
General and administrative	4,043	3,328	10,950	10,724
Interest expense	9,887	11,767	31,649	33,326

Total expenses	33,872	35,488	102,772	103,019

Income from continuing operations before gain (loss) on sale of real estate assets, minority interest and earnings from unconsolidated entities	3,880	3,327	12,331	10,789
Gain (loss) on sale of real estate assets	(107)	1,204	31,269	2,937
Minority interest	(1,177)	(877)	(7,212)	(2,549)
Earnings from unconsolidated entities	688	864	1,806	2,356

Income from continuing operations	3,284	4,518	38,194	13,533

Discontinued operations, net of minority interest:
Gain (loss) on sale of real estate assets	—	(28)	—	926
Income from operations	—	9	—	402

Income (loss) from discontinued operations	—	(19)	—	1,328

Net income	3,284	4,499	38,194	14,861
Preferred stock dividends	(593)	(1,664)	(2,863)	(4,991)
Loss on redemption of preferred shares	—	—	(35)	—

Net income available to common shareholders	$2,691	$2,835	$35,296	$9,870

Basic earnings per common share:
Income from continuing operations	$0.15	$0.17	$2.00	$0.51
Income from discontinued operations	—	—	—	0.08

Net income	$0.15	$0.17	$2.00	$0.59

Diluted earnings per common share:
Income from continuing operations	$0.15	$0.17	$1.96	$0.51
Income from discontinued operations	—	—	—	0.08

Net income	$0.15	$0.17	$1.96	$0.59

Cash dividends declared per common share	$0.4625	$0.4475	$1.3875	$1.3425

Basic weighted average common shares outstanding	18,469	16,569	17,642	16,698

Diluted weighted average common shares outstanding	18,520	16,621	18,544	16,739

COMPREHENSIVE INCOME
Net income	$3,284	$4,499	$38,194	$14,861
Other comprehensive income :
Unrealized gain (loss) on interest rate swaps	(727)	(1,005)	(530)	190

Comprehensive income	$2,557	$3,494	$37,664	$15,051

See notes to consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months
	Ended September 30,
	2007	2006
	(Unaudited)
	(In thousands)

Cash Flows from Operating Activities:
Net income	$38,194	$14,861
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,600	24,058
Amortization of deferred financing costs	902	795
Gain on sale of real estate assets	(31,269)	(2,937)
Earnings from unconsolidated entities	(1,806)	(2,356)
Discontinued operations	—	(1,552)
Minority interest, continuing operations	7,212	2,549
Distributions received from unconsolidated entities	5,337	2,007
Changes in operating assets and liabilities that provided (used) cash:
Accounts receivable	802	(5,894)
Other assets	2,769	742
Accounts payable and accrued expenses	3,668	(1,954)

Net Cash Provided by Continuing Operating Activities	50,409	30,319
Operating Cash from Discontinued Operations	—	702

Net Cash Provided by Operating Activities	50,409	31,021

Cash Flows from Investing Activities:
Real estate developed or acquired, net of liabilities assumed	(42,798)	(37,677)
Investment in and advances to unconsolidated entities	(22,370)	(465)
Proceeds from sales of real estate	82,573	14,978
Increase in restricted cash	(1,892)	(2,224)
Proceeds from repayment of note receivable from joint venture	14,128	—

Net Cash Provided by (Used in) Continuing Investing Activities	29,641	(25,388)
Investing Cash from Discontinued Operations	—	45,366

Net Cash Provided by Investing Activities	29,641	19,978

Cash Flows from Financing Activities:
Distributions to shareholders	(23,621)	(22,323)
Distributions to operating partnership unit holders	(4,011)	(3,903)
Dividends to preferred shareholders	(3,932)	(4,992)
Distributions to minority partners	(72)	(63)
Payment of unsecured revolving credit facility	(113,700)	(73,300)
Principal repayments on mortgages payable	(69,494)	(10,723)
Payment of unsecured subordinated term loan	(9,892)	—
Payment of secured term loan	(2,142)	—
Principal repayments on capital lease obligation	(178)	(203)
Payment of deferred financing costs	(572)	(880)
Borrowings on unsecured revolving credit facility	90,450	63,750
Borrowings on secured revolving credit facility	—	8,554
Proceeds from mortgages payable	53,846	249
Redemption of preferred shares	(888)	—
Purchase and retirement of common shares	—	(7,804)
Proceeds from exercise of stock options	268	157

Net Cash Used in Continuing Financing Activities	(83,938)	(51,481)
Financing Cash from Discontinued Operations	—	—

Net Cash Used in Financing Activities	(83,938)	(51,481)

Net Decrease in Cash and Cash Equivalents	(3,888)	(482)
Cash and Cash Equivalents, Beginning of Period	11,550	7,136

Cash and Cash Equivalents, End of Period	$7,662	$6,654

Supplemental Cash Flow Disclosure, including Non-Cash Activities:
Cash paid for interest during the period	$31,661	$32,452
Capitalized interest	2,029	1,126
Assumed debt of acquired property	87,197	7,521
Increase (decrease) in fair value of interest rate swaps	(530)	190

See notes to consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

1.	Organization and Basis of Presentation

Ramco-Gershenson Properties Trust (the “Company”) is a Maryland real estate investment trust (“REIT”) organized on October 2, 1997. The Company is a publicly-traded REIT which, through its subsidiaries, owns, develops, acquires, manages and leases community shopping centers (including power centers and single tenant retail properties) and one regional mall. At September 30, 2007, the Company had a portfolio of 86 shopping centers, with approximately 19.2 million square feet of gross leasable area (“GLA”), located in the Midwestern, Southeastern and Mid-Atlantic regions of the United States. Including centers owned by joint ventures in which the Company has an equity interest, the Company owned approximately 15.3 million square feet of such GLA, with the remaining portion owned by various anchor stores. The Company’s centers are usually anchored by discount department stores or supermarkets and the tenant base consists primarily of national and regional retail chains and local retailers.

The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in audited financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission. These consolidated financial statements, in the opinion of management, include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods and dates presented. Interim operating results are not necessarily indicative of operating results for the full year.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority owned subsidiary, Ramco-Gershenson Properties, L.P. (the “Operating Partnership,” 86.4% and 85.0% owned by the Company at September 30, 2007 and December 31, 2006, respectively), and all wholly owned subsidiaries, including bankruptcy remote single purpose entities, and all majority owned joint ventures over which the Company has control. Investments in real estate joint ventures which the Company has the ability to exercise significant influence over, but for which the Company does not have financial or operating control, are accounted for using the equity method of accounting. Accordingly, the Company’s share of the earnings of these joint ventures is included in consolidated net income. All intercompany accounts and transactions have been eliminated in consolidation.

The Operating Partnership owns 100% of the non-voting and voting common stock of Ramco-Gershenson, Inc. (“Ramco”), which provides property management services to the Company and to other entities, and therefore Ramco is included in the consolidated financial statements. Ramco has elected to be a taxable REIT subsidiary for federal income tax purposes.

New Accounting Pronouncements

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”) on January 1, 2007. FIN 48 defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Adoption of FIN 48 did not have a material effect on the Company’s results of operations or financial position.

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company had no unrecognized tax benefits as of the January 1, 2007 adoption date or as of September 30, 2007. The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of September 30, 2007. The Company has no interest or penalties relating to income taxes recognized in the statement of operations for the nine months ended September 30, 2007 or in the balance sheet as of September 30, 2007. It is the Company’s accounting policy to classify interest and penalties relating to unrecognized tax benefits as interest expense and tax expense, respectively. As of September 30, 2007, returns for the calendar years 2004 through 2006 remain subject to examination by the Internal Revenue Service (“IRS”) and various state and local tax jurisdictions. As of September 30, 2007, certain returns for calendar year 2003 also remain subject to examination by various state and local tax jurisdictions.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Statement No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, although early application is allowed. The Company is currently evaluating the application of this Statement and its effect on the Company’s financial position and results of operations.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies to accounting pronouncements that require or permit fair value measurements, except for share-based payments transactions under FASB Statement No. 123 (Revised) “Share-Based Payment.” This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. As Statement No. 157 does not require any new fair value measurements or remeasurements of previously computed fair values, the Company does not believe adoption of this Statement will have a material effect on its financial statements.

Reclassifications

Certain reclassifications of 2006 amounts have been made to conform to the 2007 presentation.

2.	Sale of Real Estate Assets

On January 23, 2006, the Company sold seven of its shopping centers held for sale for $47,000 in aggregate, resulting in a gain of approximately $954, net of the minority interest in the Operating Partnership. The shopping centers, which were sold as a portfolio to an unrelated third party, include: Cox Creek Plaza in Florence, Alabama; Crestview Corners in Crestview, Florida; Cumberland Gallery in New Tazewell, Tennessee; Holly Springs Plaza in Franklin, North Carolina; Indian Hills in Calhoun, Georgia; Edgewood Square in North Augusta, South Carolina; and Tellico Plaza in Lenoir City, Tennessee. The proceeds from the sale were used to pay down the Company’s unsecured revolving credit facility. The operations of these seven shopping centers have been reflected as discontinued operations in the Company’s consolidated statements of income and comprehensive income for the nine months ended September 30, 2006 in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Total revenue for the seven properties was $550 for the nine months ended September 30, 2006.

3.  Accounts Receivable, Net

The Company’s policy is to record a periodic provision for doubtful accounts based on a percentage of minimum rents. The Company monitors the collectibility of its accounts receivable (billed, unbilled and straight-line) from specific tenants, and analyzes historical bad debts, customer credit worthiness, current economic trends and changes in tenant payment terms when evaluating the adequacy of the allowance for bad debts. When tenants

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are in bankruptcy, the Company makes estimates of the expected recovery of pre-petition and post-petition claims. The ultimate resolution of these claims can exceed one year. Accounts receivable in the accompanying balance sheet is shown net of an allowance for doubtful accounts of $2,414 and $2,913 at September 30, 2007 and December 31, 2006, respectively.

Accounts receivable includes $16,603 and $14,687 of unbilled straight-line rent receivables at September 30, 2007 and December 31, 2006, respectively.

Accounts receivable at September 30, 2007 and December 31, 2006 include $2,192 and $2,886, respectively, due from Atlantic Realty Trust (“Atlantic”) for reimbursement of state and local tax deficiencies and interest and professional fees related to the IRS examination of the Company’s taxable years ended December 31, 1991 through 1995. According to the terms of a tax agreement that the Company entered into with Atlantic (the “Tax Agreement”), Atlantic assumed all of the Company’s liability for tax and interest arising out of that IRS examination. See Note 10.

4.	Investment in Real Estate, Net

Investment in real estate, net consists of the following:

	September 30,	December 31,
	2007	2006

Land	$137,729	$132,327
Buildings and improvements	925,633	905,669
Construction in progress	15,739	10,606

	1,079,101	1,048,602
Less: accumulated depreciation	(162,200)	(150,627)

Investment in real estate, net	$916,901	$897,975

5.	Other Assets, Net

Other assets, net consist of the following:

	September 30,	December 31,
	2007	2006

Leasing costs	$34,851	$30,644
Intangible assets	8,849	9,592
Deferred financing costs	6,124	6,872
Other assets	5,312	5,813

	55,136	52,921
Less: accumulated amortization	(30,651)	(27,834)

	24,485	25,087
Prepaid expenses and other	12,697	11,819
Proposed development and acquisition costs	1,891	1,151

Other assets, net	$39,073	$38,057

Intangible assets at September 30, 2007 include $6,132 of lease origination costs and $2,636 of favorable leases related to the allocation of the purchase price for acquisitions made since 2002. These assets are being amortized over the lives of the applicable leases as reductions or additions to minimum rent revenue, as appropriate,

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

over the remaining terms of the respective leases. The average amortization period for intangible assets attributable to lease origination costs and for favorable leases is 7.4 years.

The Company recorded amortization of deferred financing costs of $902 and $795, respectively, during the nine months ended September 30, 2007 and 2006. This amortization has been recorded as interest expense in the Company’s consolidated statements of income and comprehensive income.

The following table represents estimated future amortization expense as of September 30, 2007:

Year Ending December 31,

2007 (October 1 — December 31)	$1,539
2008	5,467
2009	4,355
2010	3,485
2011	2,688
Thereafter	6,951

Total	$24,485

6.	Equity Investments in and Advances to Unconsolidated Entities

As of September 30, 2007, the Company had investments in the following unconsolidated entities:

Ownership as of
September 30,
Entity Name	2007

S-12 Associates	50%
Ramco/West Acres LLC	40%
Ramco/Shenandoah LLC	40%
Ramco/Lion Venture LP	30%
Ramco 450 LLC	20%
Ramco 191 LLC	20%
Ramco Highland Disposition LLC	20%
Ramco HHF KL LLC	7%
Ramco HHF NP LLC	7%
Ramco Jacksonville North Industrial LLC	5%

The Company’s investments in S-12 Associates, Ramco/West Acres LLC, and Ramco/Shenandoah LLC are not material to the Company’s financial position or results of operations for the periods covered by the accompanying consolidated financial statements. A discussion of the Company’s more significant investments in unconsolidated entities follows.

Ramco Jacksonville LLC

On April 16, 2007, the Company acquired the remaining 80% interest in Ramco Jacksonville LLC (“Ramco Jacksonville”) for $5,100 in cash and the assumption of a $75,000 mortgage note payable due April 2017. The share on net income for the period January 1, 2007 through April 15, 2007 which relates to the Company’s 20% interest is included in earnings from unconsolidated entities in the consolidated statements of income and comprehensive income.

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In February 2007, the joint venture acquired Cocoa Commons shopping center located in Cocoa, Florida and purchased land and building adjacent to the joint venture’s Troy Marketplace located in Troy, Michigan at a combined cost of $38,000.

In March 2007, the joint venture acquired Cypress Point shopping center located in Clearwater, Florida at a cost of $24,500 plus the assumption of $14,500 of mortgage indebtedness in connection with the acquisition.

In August 2007, the joint venture acquired Old Orchard shopping center located in West Bloomfield, Michigan and purchased additional land adjacent to the joint venture’s Troy Marketplace located in Troy, Michigan at a combined cost of $14,150. These acquisitions were funded with cash.

On a cumulative basis, the joint venture has acquired 16 shopping centers with a total aggregate purchase price of $443,900.

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

In February 2007, the joint venture acquired Peachtree Hill shopping center in Duluth, Georgia at a cost of $24,100. The joint venture financed the acquisition of this shopping center through a short-term loan from a bank in the amount of $24,800. Subsequent to the acquisition of this shopping center, the joint venture paid down the loan to $16,300 as of September 30, 2007.

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

Ramco 191 LLC

In November 2006, the Company formed Ramco 191 LLC, a joint venture with Heitman Value Partners Investments LLC, to acquire $75,000 of neighborhood, community or power shopping centers with significant value-added opportunities in infill locations in metropolitan trade areas. The Company owns 20% of the joint venture and its joint venture partner owns 80%. In November 2006, the Company sold its Collins Pointe Plaza shopping center in Cartersville, Georgia to the joint venture. The Company recognized 80% of the gain on the sale of this center to the joint venture, representing the gain attributable to the joint venture partner’s 80% ownership

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interest. The remaining 20% of the gain on the sale of this center has been deferred and recorded as a reduction in the carrying amount of the Company’s equity investments in and advances to unconsolidated entities.

In July 2007, the Company sold its Paulding Pavilion shopping center in Hiram, Georgia to the joint venture. The Company recognized a gain of approximately $216,000, net of taxes of $60,000, on the sale of this center to the joint venture, representing the gain attributable to the joint venture partner’s 80% ownership interest. The remaining 20% of the gain on the sale of this center has been deferred and recorded as a reduction in the carrying amount of the Company’s equity investments in and advances to unconsolidated entities.

Ramco Highland Disposition LLC

In June 2007, the Company formed Ramco Highland Disposition LLC, a joint venture with Hartland Realty Partners LLC to develop Hartland Towne Center, a 550,000 square foot traditional community center in Hartland, Michigan. The Company owns 20% of the joint venture and its joint venture partner owns 80%. In addition to its equity investment of $150 in the joint venture, the Company has made advances of $2,487 to the joint venture for a total equity investment in and advance to the joint venture of $2,637. The joint venture is currently negotiating a construction loan and mezzanine financing with various commercial lenders.

Ramco HHF KL LLC

In June 2007, the Company also formed Ramco HHF KL LLC, a joint venture with a discretionary fund managed by Heitman LLC that invests in core assets. The Company owns 7% of the joint venture and its joint venture partner owns 93%. During the quarter ended September 30, 2007, the Company sold two of its shopping centers, Shoppes of Lakeland in Lakeland, Florida and Kissimmee West in Kissimmee, Florida, to the joint venture. The Company recognized a gain of $8,097, net of taxes of $1,463, on the sale of these centers to the joint venture, representing the gain attributable to the joint venture partner’s 93% ownership interest. The remaining 7% of the gain on the sale of this center has been deferred and recorded as a reduction in the carrying amount of the Company’s equity investments in and advances to unconsolidated entities.

Ramco HHF NP LLC

In July 2007, the Company formed Ramco HHF NP LLC, a joint venture with a discretionary fund managed by Heitman LLC that invests in core assets. The Company owns 7% of the joint venture and its joint venture partner owns 93%. In August 2007, the joint venture acquired Nora Plaza located in Indianapolis, Indiana at a cost of $27,750. The acquisition was funded with cash.

Ramco Jacksonville North Industrial LLC

In September 2007, the Company formed Ramco Jacksonville North Industrial LLC, a joint venture with NIO Jacksonville LLC. The Company owns 5% of the joint venture and its joint venture partner owns 95%. Ramco River City, a wholly-owned subsidiary of the Company, sold 2.5 acres of land to Ramco Jacksonville North Industrial LLC valued at $1,127. The Company recognized a gain of $434, net of taxes of $262, representing the gain attributable to the joint venture partner’s 95% ownership interest. The remaining 5% of the gain on this sale has been deferred and recorded as a reduction in the carrying amount of the Company’s equity investment in and advances to unconsolidated entities.

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Debt

The Company’s unconsolidated entities had the following debt outstanding at September 30, 2007:

	Balance	Interest
Entity Name	Outstanding	Rate	Maturity Date

S-12 Associates	$1,017	6.5%	May 2016	(1)
Ramco/West Acres LLC	8,847	8.1%	April 2030	(2)
Ramco/Shenandoah LLC	12,250	7.3%	February 2012
Ramco/Lion Venture LP	231,423		Various	(3)
Ramco 450 LLC	89,625		Various	(4)
Ramco Highland Disposition LLC	10,497		Various	(5)
Ramco 191 LLC	4,675		June 2010	(6)

	$358,334

(1)	Interest rate is fixed until June 2008, then resets per formula annually.

(2)	Under terms of the note, the anticipated payment date is April 2010.

(3)	Interest rates range from 4.6% to 8.3% with maturities ranging from November 2009 to June 2020.

(4)	Interest rates range from 5.5% to 7.5% with maturities ranging from February 2008 to May 2017.

(5)	Interest rate is floating and has several components. At September 30, 2007, the rate was 7.0%.

(6)	Interest rate is variable based on LIBOR plus 1.60%. At September 30, 2007, the rate was 7.3%.

Fees and Management Income

Under the terms of agreements with certain joint ventures, Ramco is the manager of the joint ventures and their properties, earning fees for acquisitions, development, management, leasing, and financing. The fees earned by Ramco, which are reported in the Company’s consolidated statements of income and comprehensive income as fees and management income, are summarized as follows:

	Three Months Ended		Nine Months
	September 30,		Ended September 30,
	2007	2006	2007	2006

Acquisition fee income	$463	$418	$1,754	$1,744
Financing fee income	—	30	896	65
Management fee income	461	256	1,308	794
Leasing fee income	84	476	467	860

Total	$1,008	$1,180	$4,425	$3,463

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Combined Condensed Financial Information

Combined condensed financial information for the Company’s unconsolidated entities is summarized as follows:

	September 30,	December 31,
	2007	2006

ASSETS
Investment in real estate, net	$737,299	$576,428
Other assets, net	27,016	19,214

Total Assets	$764,315	$595,642

LIABILITIES AND OWNERS’ EQUITY
Mortgages notes payable	$358,334	$343,094
Other liabilities	24,554	23,143
Owners’ equity	381,427	229,405

Total Liabilities and Owners’ Equity	$764,315	$595,642

Company’s equity investments in and advances to unconsolidated entities	$79,020	$75,824

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

TOTAL REVENUES	$18,407	$12,855	$50,595	$37,228
TOTAL EXPENSES	15,683	9,837	44,576	29,388

Net Income	$2,724	$3,018	$6,019	$7,840

Company’s share of earnings from unconsolidated entities	$688	$864	$1,806	$2,356

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Mortgages and Notes Payable

Mortgages and notes payable consist of the following:

	September 30,	December 31,
	2007	2006

Fixed rate mortgages with interest rates ranging from 4.8% to 8.1%, due at various dates through 2018	$477,192	$419,824
Floating rate mortgages with interest rates ranging from 7.3% to 7.5%, due at various dates through 2009	16,392	15,718
Secured Term Loan, with an interest rate at LIBOR plus 115 to 150 basis points, due December 2008. The effective rate at September 30, 2007 and December 31, 2006 was 7.0% and 6.7%, respectively	2,499	4,641
Unsecured Term Loan Credit Facility, with an interest rate at LIBOR plus 130 to 165 basis points, due December 2010, maximum borrowings $100,000. The effective rate at September 30, 2007 and December 31, 2006 was 6.6% and 6.5%, respectively	100,000	100,000
Unsecured Revolving Credit Facility, with an interest rate at LIBOR plus 115 to 150 basis points, due December 2008, maximum borrowings $150,000. The effective rate at September 30, 2007 and December 31, 2006 was 6.7%	80,300	103,550
Unsecured Bridge Term Loan, with an interest rate at LIBOR plus 135 basis points, paid in full in June 2007, effective rate of 6.7% at December 31, 2006	—	22,600
Unsecured Subordinated Term Loan , with an interest rate at LIBOR plus 225 basis points, paid in full in March 2007, effective rate of 7.6% at December 31, 2006	—	9,892

	$676,383	$676,225

The mortgage notes of approximately $494,000 are secured by mortgages on properties that have an approximate net book value of $560,653 as of September 30, 2007.

With respect to the various fixed rate mortgages and floating rate mortgages due in 2007, it is the Company’s intent to refinance these mortgages and notes payable.

In March 2007, Ramco Jacksonville closed on a permanent mortgage loan with a third party lender. The total mortgage loan commitment was $110,000, of which $75,000 was funded as of March 31, 2007. An additional advance of $35,000 occurred on April 25, 2007, after the acquisition of the remaining 80% interest in the joint venture from the Company’s joint venture partner. The mortgage loan is an interest only loan for ten years with an interest rate of 5.4% and matures on April 1, 2017.

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

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At September 30, 2007, outstanding letters of credit issued under the Credit Facility, not reflected in the consolidated balance sheet, total approximately $1,910. At September 30, 2007, the Company also had other outstanding letters of credit, not reflected in the consolidated balance sheet, of approximately $12,291, related to the completion of the River City Marketplace development.

The Credit Facility and the secured term loan contain financial covenants relating to total leverage, fixed charge coverage, loan to asset value, tangible net worth and various other calculations. As of September 30, 2007, the Company was in compliance with the covenant terms.

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

Under terms of various debt agreements, the Company may be required to maintain interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate debt. The Company has interest rate swap agreements with an aggregate notional amount of $80,000 at September 30, 2007. Based on rates in effect at September 30, 2007, the agreements provide for fixed rates ranging from 6.2% to 6.6% and expire December 2008 through March 2009.

The following table presents scheduled principal payments on mortgages and notes payable as of September 30, 2007:

Year Ending December 31,

2007 (October 1 - December 31)	$41,521
2008	179,532
2009	35,416
2010	119,723
2011	27,932
Thereafter	272,259

Total	$676,383

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share (“EPS”) (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Numerator:
Income from continuing operations before minority interest	$4,461	$5,395	$45,406	$16,082
Minority interest	(1,177)	(877)	(7,212)	(2,549)
Preferred stock dividends	(593)	(1,664)	(2,863)	(4,991)
Loss on redemption of preferred shares	—	—	(35)	—

Income from continuing operations available to common shareholders	2,691	2,854	35,296	8,542
Discontinued operations, net of minority interest:
Gain (loss) on sale of real estate assets	—	(28)	—	926
Income from operations	—	9	—	402

Net income available to common shareholders	$2,691	$2,835	$35,296	$9,870

Denominator:
Weighted-average common shares for basic EPS	18,469	16,569	17,642	16,698
Effect of dilutive securities:
Operating partnership units	—	—	—	—
Preferred Shares	—	—	835	—
Options outstanding	51	52	67	41

Weighted-average common shares for diluted EPS	18,520	16,621	18,544	16,739

Basic EPS:
Income from continuing operations	$0.15	$0.17	$2.00	$0.51
Income from discontinued operations	—	—	—	0.08

Net income	$0.15	$0.17	$2.00	$0.59

Diluted EPS:
Income from continuing operations	$0.15	$0.17	$1.96	$0.51
Income from discontinued operations	—	—	—	0.08

Net income	$0.15	$0.17	$1.96	$0.59

During the nine months ended September 30, 2007, the Company’s Series C Preferred Shares were dilutive and therefore the Series C Preferred Shares were included in the calculation of diluted EPS. However, for all other periods presented, the Series C Preferred Shares were antidilutive and therefore the Series C Preferred Shares were not included in the calculation of diluted EPS. Operating partnership units were antidilutive for all periods presented and therefore not included in the calculations of diluted EPS. See Note 12.

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Leases

Approximate future minimum revenues from rentals under noncancelable operating leases in effect at September 30, 2007, assuming no new or renegotiated leases, option extensions or early lease terminations on lease agreements, are as follows:

Year Ending December 31,

2007 (October 1 - December 31)	$23,544
2008	92,617
2009	81,166
2010	72,586
2011	63,367
Thereafter	303,632

Total	$636,912

The Company leases certain office facilities, including its corporate office, under leases that expire through 2014. The Company’s corporate office lease has an option to renew for two consecutive periods of five years each.

Approximate future minimum rental payments under the Company’s noncancelable office leases in effect at September 30, 2007, assuming no options extensions or early lease terminations, and a capital ground lease at one of its shopping centers, are as follows:

	Office	Capital
Year Ending December 31,	Leases	Lease

2007 (October 1 - December 31)	$190	$169
2008	819	677
2009	862	677
2010	873	677
2011	881	677
Thereafter	2,517	7,309

Total minimum lease payments	6,142	10,187
Less: amounts representing interest	—	(2,683)

Total	$6,142	$7,504

10.	Commitments and Contingencies

Construction Costs

In connection with the development and expansion of various shopping centers, the Company has entered into agreements for construction costs of approximately $11,923 as of September 30, 2007. These costs include approximately $2,897 for costs related to the development of River City Marketplace in Jacksonville, Florida and $7,242 for costs related to the redevelopment of Aquia Towne Center in Stafford, Virginia.

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

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We were the subject of an IRS examination of our taxable years ended December 31, 1991 through 1995. We refer to this examination as the IRS Audit. On December 4, 2003, we reached an agreement with the IRS with respect to the IRS Audit. We refer to this agreement as the Closing Agreement. Pursuant to the terms of the Closing Agreement we agreed to pay “deficiency dividends” (that is, our declaration and payment of a distribution that is permitted to relate back to the year for which the IRS determines a deficiency in order to satisfy the requirement for REIT qualification that we distribute a certain minimum amount of our “REIT taxable income” for such year) in amounts not less than $1,400 and $809 for our 1992 and 1993 taxable years, respectively. We also consented to the assessment and collection of $770 in tax deficiencies and to the assessment and collection of interest on such tax deficiencies and on the deficiency dividends referred to above.

In connection with the incorporation, and distribution of all of the shares, of Atlantic in May 1996, we entered into the Tax Agreement with Atlantic under which Atlantic assumed all of our tax liabilities arising out of the IRS’ then ongoing examinations (which included, but is not otherwise limited to, the IRS Audit), excluding any tax liability relating to any actions or events occurring, or any tax return position taken, after May 10, 1996, but including liabilities for additions to tax, interest, penalties and costs relating to covered taxes. In addition, the Tax Agreement provides that, to the extent any tax which Atlantic is obligated to pay under the Tax Agreement can be avoided through the declaration of a deficiency dividend, we would make, and Atlantic would reimburse us for the amount of, such deficiency dividend.

On December 15, 2003, our Board of Trustees declared a cash “deficiency dividend” in the amount of $2,200, which was paid on January 20, 2004, to common shareholders of record on December 31, 2003. On January 21, 2004, pursuant to the Tax Agreement, Atlantic reimbursed us $2,200 in recognition of our payment of the deficiency dividend. Atlantic has also paid all other amounts (including the tax deficiencies and interest referred to above), on behalf of the Company, assessed by the IRS to date.

Pursuant to the Closing Agreement we agreed to an adjustment to our taxable income for each of our taxable years ended December 31, 1991 through 1995. The Company has advised the relevant taxing authorities for the state and local jurisdictions where it conducted business during those years of such adjustments and the terms of the Closing Agreement. We believe that our exposure to state and local tax, penalties, interest and other miscellaneous expenses will not exceed $1,332 as of September 30, 2007. It is management’s belief that any liability for state and local tax, penalties, interest, and other miscellaneous expenses that may exist in relation to the IRS Audit will be covered under the Tax Agreement.

Effective March 31, 2006, Atlantic was merged into (acquired by) SI 1339, Inc., a wholly-owned subsidiary of Kimco Realty Corporation (“Kimco”), with SI 1339, Inc. continuing as the surviving corporation. By way of the

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

merger, SI 1339, Inc. acquired Atlantic’s assets, subject to its liabilities (including its obligations to the Company under the Tax Agreement). Subsequent to the merger, SI 1339, Inc. changed its name to Kimco SI 1339, Inc. In a press release issued on the effective date of the merger, Kimco disclosed that the shareholders of Atlantic received common shares of Kimco valued at $81,800 in exchange for their shares in Atlantic.

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

In connection with the ownership (direct or indirect), operation, management and development of real properties, we may be potentially liable for remediation, releases or injury. In addition, Environmental Laws impose on owners or operators the requirement of on-going compliance with rules and regulations regarding business-related activities that may affect the environment. Such activities include, for example, the ownership or use of transformers or underground tanks, the treatment or discharge of waste waters or other materials, the removal or abatement of asbestos-containing materials (“ACMs”) or lead-containing paint during renovations or otherwise, or notification to various parties concerning the potential presence of regulated matters, including ACMs. Failure to comply with such requirements could result in difficulty in the lease or sale of any affected property and/or the imposition of monetary penalties, fines or other sanctions in addition to the costs required to attain compliance. Several of our properties have or may contain ACMs or underground storage tanks; however, we are not aware of any potential environmental liability which could reasonably be expected to have a material impact on our financial position or results of operations. No assurance can be given that future laws, ordinances or regulations will not impose any material environmental requirement or liability, or that a material adverse environmental condition does not otherwise exist.

Repurchase of Common Shares of Beneficial Interest

In December 2005, the Board of Trustees authorized the repurchase, at management’s discretion, of up to $15,000 of the Company’s common shares of beneficial interest. The program allows the Company to repurchase its common shares of beneficial interest from time to time in the open market or in privately negotiated transactions. As of September 30, 2007, the Company had purchased and retired 287,900 shares of the Company’s common shares of beneficial interest under this program at an average cost of $27.11 per share. No repurchases were made during the nine months ended September 30, 2007.

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Other Taxes

In July 2007, the State of Michigan signed into law the Michigan Business Tax Act, replacing the Michigan single business tax with a business income tax and modified gross receipts tax. These new taxes take effect on January 1, 2008, and, because they are based on or derived from income-based measures, the provisions of SFAS No. 109, “Accounting for Income Taxes,” apply as of the enactment date. In September 2007, an amendment to the Michigan Business Tax Act was also singed into law establishing a deduction to the business income tax base if temporary differences associated with certain assets result in a net deferred tax liability as of December 31, 2007. The tax effect of this deduction, which will be equal to the amount of the aggregate deferred tax liability as of December 31, 2007, has an indefinite carryforward period. The enactment of the Michigan Business Tax Act and the related amendment created for the Company both a deferred tax liability and deferred tax asset of approximately $3,300 as of September 30, 2007.

In September 2007, the State of Michigan also enacted a new services tax law that takes effect on December 1, 2007. There is substantial uncertainty as to the applicability of the new law to certain of the Company’s transactions and services, as well as the treatment of various items in the computation of the tax. The Company is currently evaluating the possible effects of the new tax on future results of operations and closely monitoring local efforts aimed at clarifying, amending, and/or repealing the law.

12.	Redemption and Conversion of Preferred Shares

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

13.	Subsequent Event

On October 8, 2007, the Company announced that it will redeem all of its outstanding 9.5% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest on November 12, 2007. The shares will be redeemed at $25.00 per share, resulting in a charge to equity of approximately $1,000, plus accrued and unpaid dividends to the redemption date without interest.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the consolidated financial statements, including the respective notes thereto, which are included in this Form 10-Q.

Overview

We are a publicly-traded real estate investment trust (“REIT”) which owns, develops, acquires, manages and leases community shopping centers (including power centers and single-tenant retail properties) and one regional mall in the Midwestern, Southeastern and Mid-Atlantic regions of the United States. At September 30, 2007, our portfolio consisted of 86 shopping centers, of which 16 were power centers and two were single-tenant retail properties, as well as one enclosed regional mall, totaling approximately 19.2 million square feet of gross leasable area (“GLA”). Including centers owned by joint ventures in which the Company has an equity interest, we owned approximately 15.3 million square feet of such GLA, with the remaining portion owned by various anchor stores.

Our corporate strategy is to maximize total return for our shareholders by improving operating income and enhancing asset value. We pursue our goal through:

•	The acquisition of community shopping centers, by consolidated entities or off-balance sheet joint ventures, with a focus on grocery and nationally-recognized discount department store anchor tenants;

•	The development of new shopping centers in metropolitan markets where we believe demand for a center exists;

•	A proactive approach to redeveloping, renovating and expanding our shopping centers; and

•	A proactive approach to leasing vacant spaces and entering into new leases for occupied spaces when leases are about to expire.

We have followed a disciplined approach to managing our operations by focusing primarily on enhancing the value of our existing portfolio through strategic sales and successful leasing efforts. We continue to selectively pursue new acquisitions, development and redevelopment opportunities.

The highlights of our third quarter of 2007 activity reflect this strategy:

Joint Venture Activity

•	During the quarter, we acquired the Old Orchard shopping center in West Bloomfield, Michigan as part of our joint venture with affiliates of Clarion Lion Properties Fund, a private equity real estate fund sponsored by ING Clarion Partners. The Old Orchard is a 95,000 square foot shopping center. The joint venture is currently redeveloping the property.

•	During the quarter, we formed Ramco HHF NP LLC, joint venture with a discretionary fund managed by Heitman LLC that invests in core assets. We have a 7% ownership interest and we will manage the property and earn market fees for services we perform. The joint venture acquired Nora Plaza in Indianapolis, Indiana. Nora Plaza is a 264,000 square foot community shopping center and is anchored by a Target (shadow), Wild Oats Natural Marketplace and Marshalls.

Development

As previously announced, we are in various stages of development on four new projects. The developments are:

•	The Aquia Town Center in Stafford, Virginia involves the complete value-added redevelopment of an existing 200,000 square foot shopping center owned by us. When complete, the mixed-use asset will encompass over 730,000 square feet of upscale retail, office, and entertainment components and approximately 350 residential units. We are nearing completion on the construction of the first retail/office building on the site. Northrop Grumman has signed a lease to occupy 49,000 square feet or approximately one-half of the office building and will take possession of its space in the fourth quarter of 2007. The total project cost is estimated at $165 million.

•	Hartland Towne Center in Hartland, Michigan is being developed through our joint venture Ramco Highland Disposition LLC. Hartland Towne Center will be developed as a 550,000 square foot traditional community center featuring two major anchors, a department/grocery superstore and a home improvement store. Meijer discount department superstore chain has committed to build a 192,000 square foot superstore at the shopping center and we are currently in negotiations with a major home improvement operator as a second anchor for the project. The development will also include at least three mid-box national retailers as well as a number of outlots. The total project cost is estimated at $50 million.

•	Northpointe Town Center in Jackson, Michigan is being developed as a 575,000 square foot combination power center and town center and will include retail, entertainment and office components. The new development will complement two of our other properties in the market. The total project cost is estimated at $70 million.

•	The Company has made substantial progress on one additional development. The project is located in central Florida in close proximity to a number of the Company’s existing centers. The planned development will encompass approximately 300,000 square feet in a traditional power center. The estimated project cost is $45 million.

Redevelopment

•	At September 30, 2007, we had seven value-added redevelopment projects in process for both wholly owned and joint venture properties impacting approximately 415,000 square feet with a total project cost of $34.7 million. We are in the process of finalizing the plans for 14 additional redevelopment projects, all of which are expected to begin prior to the end of 2008.

Leasing

•	During the third quarter, for both wholly owned and joint venture properties, we opened 20 new non-anchor stores totaling 63,134 square feet, at an average base rent of $18.77 per square foot, an increase of 19.5% over our portfolio average for non-anchor stores. We also renewed 21 non-anchor leases totaling 83,947 square feet, at an average base rent of $14.95 per square foot, achieving an increase of 11.6% over prior rental rates.

•	Overall total portfolio average base rents for non-anchor tenants increased to $15.71 per square foot as of September 30, 2007, as compared to $15.10 per square foot at December 31, 2006.

•	Our portfolio was 93.7% occupied at September 30, 2007, as compared to 93.6% at December 31, 2006.

Financing and Treasury

•	On October 8, 2007, we announced that we will redeem all of our outstanding 9.5% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest on November 12, 2007. The shares will be redeemed at $25.00 per share, plus accrued and unpaid dividends to the redemption date without interest.

•	On October 2, 2007, the Company paid a third quarter common share dividend of $0.4625 per share and a third quarter dividend of $0.5938 per Series B cumulative redeemable preferred share for the period July 1, 2007 through September 30, 2007, to shareholders of record on September 30, 2007.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Senior management has discussed the development, selection and disclosure of these estimates with the audit committee of our board of trustees. Actual results could materially differ from these estimates.

Critical accounting policies are those that are both significant to the overall presentation of our financial condition and results of operations and require management to make difficult, complex or subjective judgments. For example, significant estimates and assumptions have been made with respect to useful lives of assets, recovery ratios, capitalization of development and leasing costs, recoverable amounts of receivables and initial valuations and related amortization periods of deferred costs and intangibles, particularly with respect to property acquisitions. Our critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2006 have not materially changed during the first nine months of 2007.

Comparison of Three Months Ended September 30, 2007 to Three Months Ended September 30, 2006

For purposes of comparison between the three months ended September 30, 2007 and 2006, “Same Center” refers to the shopping center properties owned by consolidated entities as of July 1, 2006 and September 30, 2007.

In April 2007, we acquired an additional 80% ownership interest in River City Marketplace, bringing our total ownership interest to 100%. Subsequent to the acquisition of the additional 80% ownership interest, River City Marketplace has been consolidated in our financial statements. This property is collectively referred to as the “Acquisition” in the following discussion.

In November 2006, we sold Collins Pointe Plaza to Ramco 191 LLC, a joint venture with Heitman Value Partners Investments LLC. In December 2006, we sold two shopping centers, Crofton Centre and Merchants Square, to Ramco 450 LLC, our $450 million joint venture with an investor advised by Heitman LLC. In March 2007, we sold Chester Springs Shopping Center to this same joint venture. In June 2007, we sold two shopping centers, Shoppes of Lakeland and Kissimmee West, to Ramco HHF KL LLC, a newly formed joint venture with a discretionary fund that invests in core assets managed by Heitman LLC. In July 2007, we sold Paulding Pavilion to Ramco 191 LLC, our $75 million joint venture with Heitman Value Partners Investment LLC. These properties are collectively referred to as “Dispositions” in the following discussion.

Revenues

Total revenues for the three months ended September 30, 2007 were $37.8 million, a $1.1 million decrease over the comparable period in 2006.

Minimum rents decreased $1.2 million to $24.1 million for the three months ended September 30, 2007 as compared to $25.3 million for the same period in 2006. The Dispositions resulted in a decrease of approximately $2.9 million in minimum rents, partially offset by an increase of approximately $1.8 million in minimum rents from the Acquisition. Minimum rents at the Same Center properties during the three months ended September 30, 2007 were consistent with the comparable period in 2006.

Percentage rents decreased $108,000, from $225,000 for the three months ended September 30, 2006 to $117,000 in 2007. The decrease was mainly attributable to Dispositions.

Recoveries from tenants decreased $286,000 to $10.5 million for the three months ended September 30, 2007 as compared to $10.7 million for the same period in 2006. The Dispositions resulted in a decrease of approximately $921,000 in recoveries from tenants, offset by an increase of approximately $619,000 from the Acquisition. The increase of approximately $16,000 for the Same Center properties was primarily due to the expansion of our electric resale program. We expect our recovery ratio percentage to be in the range of 96.0% to 99.0% for the full year 2007.

Fees and management income decreased $180,000 to $1.1 million for the three months ended September 30, 2007 as compared to $1.3 million for the three months ended September 30, 2006. The decrease was primarily attributable to a $849,000 decrease in development and tenant coordination fees for our River City Marketplace development, partially offset by a $437,000 increase in acquisition fees related to the sale of Paulding Pavilion to our Ramco 191 LLC joint venture, an increase of $76,000 in acquisition fees related to the acquisition of Old Orchard by our Ramco/Lion Venture LP joint venture, and an increase of $212,000 in management fees attributable to managing the shopping centers owned by our joint ventures.

Other income for the three months ended September 30, 2007 was $1.9 million, an increase of $737,000 over the comparable period in 2006. The increase is primarily attributable to an increase in lease termination fees of $515,000 during the three months ended September 30, 2007 compared to the same period in 2006.

Expenses

Total expenses for the three months ended September 30, 2007 decreased $1.6 million to $33.9 million as compared to $35.5 million for the three months ended September 30, 2006.

Real estate taxes were $5.1 million during the three months ended September 30, 2007, consistent with the comparable period in 2006.

Recoverable operating expenses were $6.0 million during the three months ended September 30, 2007, consistent with the comparable period in 2006. Same Center recoverable operating expenses increased approximately $624,000 and the Acquisition resulted in an increase of $108,000, partially offset by a decrease of $497,000 related to Dispositions.

Depreciation and amortization was $8.1 million for the third quarter of 2007, consistent with the comparable period in 2006. Depreciation and amortization expense increased by $696,000 primarily due to the Acquisition, in particular the acquisition of the remaining 80% ownership interest in River City Marketplace made in April 2007, and an increase of approximately $200,000 for Same Center properties. The increase was offset by approximately $878,000 of depreciation and amortization expense related to Dispositions.

Other operating expenses decreased $493,000 to $770,000 for the three months ended September 30, 2007 as compared to $1.3 million for the comparable period in 2006. The decrease is primarily attributable to bad debt expense recorded in the three months ended September 30, 2006. No similar increase was recorded during the three months ended September 30, 2007.

General and administrative expenses increased $715,000, from $3.3 million for the three months ended September 30, 2006 to $4.0 million for the three months ended September 30, 2007. The increase in general and administrative expenses was primarily due to a $325,000 increase in payroll expenses related to staff increases associated with the growth of our portfolio and higher salaries and fringes, as well as an increase of $200,000 in the audit and tax professional fees.

Interest expense decreased $1.9 million to $9.9 million for the three months ended September 30, 2007, as compared to $11.8 million for the three months ended September 30, 2006. Average monthly debt outstanding was $45.7 million lower during the third quarter of 2007, resulting in a decrease in interest expense of approximately $713,000. In addition, the average interest rate on outstanding debt during the third quarter of 2007 was lower than the comparable period of 2006, resulting in a decrease in interest expense of approximately $580,000. Further, interest expense during the third quarter of 2007 was favorably impacted by approximately $489,000 as a result of higher capitalized interest on development and redevelopment projects, approximately $169,000 of decreased amortization of deferred financing costs and approximately $78,000 of decreased amortization of marked to market debt.

Other

Minority interest represents the equity in income attributable to the portion of the Operating Partnership not owned by us. Minority interest for the three months ended September 30, 2007 increased $300,000 to $1.2 million, as compared to $874,000 for the three months ended September 30, 2006. The increase is primarily the result of higher income from continuing operations of the Operating Partnership, Ramco-Gershenson Properties, L.P. for the three months ended September 30, 2007 compared to the same period in 2006.

Earnings from unconsolidated entities represent our proportionate share of the earnings of various joint ventures in which we have an ownership interest. Earnings from unconsolidated entities decreased $176,000, from

$864,000 for the three months ended September 30, 2006 to $688,000 for the three months ended September 30, 2007. The majority of the decrease is attributable to our purchase of the remaining 80% ownership in Ramco Jacksonville, the joint venture that owned the River City Marketplace development.

Loss from discontinued operations, net of minority interest, was $19,000 for the three months ended September 30, 2006. In January 2006, we sold seven of our shopping centers held for sale to an unrelated third party for $47.0 million in aggregate. Discontinued operations for the three months ended September 30, 2006 include a loss of $3,000, net of minority interest, on the sale of a portion of these centers, as well as $70,000 from the operations of a portion of these centers. There were no operations for these assets during the three months ended September 30, 2007.

Comparison of Nine Months Ended September 30, 2007 to Nine Months Ended September 30, 2006

For purposes of comparison between the nine months ended September 30, 2007 and 2006, “Same Center” refers to the shopping center properties owned by consolidated entities as of January 1, 2006 and September 30, 2007.

In April 2006, we acquired Paulding Pavilion, and we also acquired an additional 90% partnership interest in Beacon Square, bringing our total ownership interest to 100%. Subsequent to the acquisition of the additional 90% partnership interest, Beacon Square has been consolidated in our financial statements. In April 2007, we acquired an additional 80% ownership interest in River City Marketplace, bringing our total ownership interest to 100%. Subsequent to the acquisition of the additional 80% ownership interest, River City Marketplace has been consolidated in our financial statements. These properties are collectively referred to as the “Acquisitions” in the following discussion.

In November 2006, we sold Collins Pointe Plaza to Ramco 191 LLC, a joint venture with Heitman Value Partners Investments LLC. In December 2006, we sold two shopping centers, Crofton Centre and Merchants Square, to Ramco 450 LLC, our $450 million joint venture with an investor advised by Heitman LLC. In March 2007, we sold Chester Springs Shopping Center to this same joint venture. In June 2007, we sold two shopping centers, Shoppes of Lakeland and Kissimmee West, to Ramco HHF KL LLC, a newly formed joint venture with a discretionary fund that invests in core assets managed by Heitman LLC. In July 2007, we sold Paulding Pavilion to Ramco 191 LLC, our $75 million joint venture with Heitman Value Partners Investment LLC. These properties are collectively referred to as “Dispositions” in the following discussion.

Revenues

Total revenues for the nine months ended September 30, 2007 were $115.1 million, a $1.3 million increase over the comparable period in 2006.

Minimum rents decreased $2.2 million to $72.9 million for the nine months ended September 30, 2007 as compared to $75.1 million for the first nine months of 2006. The Dispositions resulted in a decrease of approximately $6.2 million in minimum rents, partially offset by an increase of approximately $3.6 million in minimum rents from Acquisitions and an increase of approximately $400,000 from Same Center properties. The $400,000 increase at the Same Center properties represents a 1.3% increase over the comparable period in 2006, and is the result of the completion of redevelopment projects at certain of our shopping centers, in particular Tel-Twelve and Spring Meadows Place. Both of these redevelopments involved the expansion or addition of at least one national anchor tenant.

Percentage rents decreased $85,000 from $610,000 for the nine months ended September 30, 2006 to $525,000 in 2007. Dispositions resulted in a decrease of $51,000 and Same Center decreased $37,000 when compared to the same period in 2006.

Recoveries from tenants increased $2.0 million to $32.9 million for the first nine months of 2007 as compared to $30.9 million for the same period in 2006. Same Center properties increased approximately $2.7 million and Acquisitions resulted in an increase of approximately $1.0 million, partially offset by a decrease of $1.7 million resulting from the Dispositions. The increase of approximately $2.7 million for the Same Center properties was primarily due to increases in real estate taxes and the expansion of our electric resale program. The overall property operating expense recovery ratio was 98.2% for the nine months ended September 30, 2007 as compared to 96.5% for the nine months ended September 30, 2006, primarily attributed to the two items noted above. We expect our recovery ratio percentage to be in the range of 96.0% to 99.0% for the full year 2007.

Fees and management income increased $1.1 million to $5.2 million for the nine months ended September 30, 2007 as compared to $4.1 million for the nine months ended September 30, 2006. The increase was mainly attributable to an increase in acquisition fees of approximately $1.5 million as well as an increase of $523,000 in management fees. The acquisition fees earned in 2007 relate to the purchase of Cocoa Commons, Old Orchard and Cypress Pointe by our Ramco/Lion Venture LP joint venture, the purchase of Peachtree Hill and Chester Springs by our Ramco 450 LLC joint venture, the purchase of Shoppes of Lakeland and Kissimmee West by our Ramco HHF KL LLC joint venture, and the purchase of Paulding Pavilion and Nora Plaza by our Ramco 191 LLC joint venture. The increase in management fees was mainly attributed to fees earned for managing the shopping centers owned by our joint ventures. Development fees decreased approximately $1.0 million as a result of our acquisition in April 2007 of the remaining 80% interest in Ramco Jacksonville LLC, the entity developed River City Marketplace.

Other income for the nine months ended September 30, 2007 was $3.6 million, an increase of $533,000 over the comparable period in 2006. Interest income increased approximately $538,000 on advances to Ramco Jacksonville related to the River City Marketplace development, there was approximately $253,000 of miscellaneous income related to the favorable resolution of disputes with tenants and there was income from insurance proceeds of $140,000 received in 2007. This increase was partially offset by a decrease in lease termination income of approximately $500,000.

Expenses

Total expenses for the nine months ended September 30, 2007 decreased $247,000 to $102.8 million as compared to $103.0 million for the nine months ended September 30, 2006.

Real estate taxes increased by $511,000 during the first nine months of 2007 to $15.3 million, as compared to $14.8 million during the first nine months of 2006. Acquisitions resulted in an increase of approximately $513,000 and Same Center properties increased approximately $856,000, partially offset by a decrease of $858,000 resulting from Dispositions. Same Center increased due to the recording of approximately $440,000 of Michigan Single Business Tax expense in real estate taxes in 2007. For the nine months ended September 30, 2006, this expense was recorded in general and administrative expense.

Recoverable operating expenses increased by $989,000 to $18.2 million for the nine months ended September 30, 2007 as compared to $17.2 million for the nine months ended September 30, 2006. Same Center properties increased approximately $1.5 million and Acquisitions resulted in an increase of approximately $406,000, partially offset by a decrease of $887,000 resulting from the Dispositions. The increase in Same Center properties is attributable mainly to increases in utilities expense, snow removal expense, and additional insurance expense which was attributable to higher property insurance costs at our Florida shopping centers.

Depreciation and amortization was $24.6 million for the first nine months of 2007, an increase of $542,000 over the comparable period in 2006. The Dispositions resulted in a decrease of approximately $1.5 million, offset by an increase of $1.5 million in depreciation and amortization due to Acquisitions, in particular the acquisition of the remaining 80% ownership interest in River City Marketplace. During the nine months ended September 30, 2007 we recognized $1.2 million of depreciation and amortization expense related to this center. During the nine months ended September 30, 2006, we did not recognize depreciation and amortization expense at this center because it was not consolidated in our financial statements, and it was still in the development stage. Same Center depreciation expense increased by approximately $564,000 for the nine months ended September 30, 2007 as compared to 2006. The increased expense is attributable to a tenant improvements incurred in August 2006 at our Tel-Twelve shopping center and increases related to the redevelopment projects completed in 2006 and 2007.

Other operating expenses decreased $838,000 to $2.0 million for the nine months ended September 30, 2007 as compared to $2.9 million for the comparable period in 2006. The decrease is primarily due to a reversal of the previous write-off of receivables due from Atlantic Realty Trust in connection with our IRS examinations. These amounts are due to us under our Tax Agreement with Atlantic Realty Trust.

General and administrative expenses increased $226,000, from $10.7 million for the nine months ended September 30, 2006 to $10.9 million for the nine months ended September 30, 2007. The increase in general and administrative expenses was primarily due to an increase in payroll expenses related to staff increases associated with the growth of our portfolio and higher salaries and fringes.

Interest expense decreased $1.7 million to $31.6 million for the nine months ended September 30, 2007, as compared to $33.3 million for the nine months ended September 30, 2006. Average monthly debt outstanding was $21.7 million lower for the first nine months of 2007, resulting in a decrease in interest expense of approximately $1.0 million. We also benefited from by lower average interest rates during the first nine months of 2007, resulting in a decrease in interest expense of approximately $394,000. Interest expense during the first nine months of 2007 was favorably impacted by approximately $668,000 as a result of higher capitalized interest on development and redevelopment projects, partially offset by approximately $107,000 of increased amortization of deferred financing costs and approximately $237,000 of increased amortization of marked to market debt.

Other

Gain on sale of real estate assets increased $28.3 million to $31.3 million for the nine months ended September 30, 2007, as compared to $2.9 million for the nine months ended September 30, 2006. The increase is due primarily to the gain on the sale of Chester Springs to our Ramco 450 LLC joint venture, the sale of the Shoppes of Lakeland and Kissimmee West to our Ramco HHF KL LLC joint venture, the sale of Paulding Pavilion to our Ramco 191 LLC joint venture, and the sale of land parcels at River City Marketplace. With respect to the sale of Chester Springs and Paulding Pavilion, we recognized 80% of the gain on each sale, representing the portion of the gain attributable to our joint venture partner’s ownership interest. The remaining portion of the gain on each sale has been deferred as we have a 20% ownership interest in the respective joint ventures. With respect to the sale of Shoppes of Lakeland and Kissimmee West, we recognized 93% of the gain on the sale, representing the portion of the gain attributable to our joint venture partner’s ownership interest. The remaining portion of the gain on the sale of this center has been deferred as we have a 7% ownership interest in the joint venture.

Minority interest represents the equity in income attributable to the portion of the Operating Partnership not owned by us. Minority interest for the first nine months of 2007 increased $4.7 million to $7.2 million, as compared to $2.8 million for the first nine months of 2006. The increase is primarily attributable to the minority interest’s proportionate share of the gain on the sale of real estate discussed above.

Earnings from unconsolidated entities represent our proportionate share of the earnings of various joint ventures in which we have an ownership interest. Earnings from unconsolidated entities decreased $550,000, from $2.4 million for the nine months ended September 30, 2006 to $1.8 million for the nine months ended September 30, 2007. The decrease is attributable to our ownership interest in Ramco Jacksonville, the joint venture that owned River City Marketplace development. The purchase of the remaining 80% ownership interest in Ramco Jacksonville in April 2007 decreased earnings by $362,000 for the nine months ended September 30, 2007 when compared to the same period in 2006. Also, $171,000 of the decrease in earnings from unconsolidated entities is attributable to our ownership interest in the Ramco/Lion Venture LP joint venture. The decrease is attributable to a decision to redevelop Hunter’s Square, one of the shopping centers owned by the joint venture, and to take certain space at this center offline temporarily.

Discontinued operations, net of minority interest, were $1.3 million for the first nine months of 2006. In January 2006, we sold seven of our shopping centers held for sale to an unrelated third party for $47.0 million in aggregate. Discontinued operations include a gain of $926,000, net of minority interest, on the sale of these assets, as well as $402,000 from the operations of these assets. There were no operations for these assets during the first nine months of 2007.

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

For the nine months ended September 30, 2007, we generated $50.4 million in cash flows from operating activities, as compared to $31.0 million for the same period in 2006. Cash flows from operating activities were increased during the nine months ended September 30, 2007 mainly due to higher net cash provided by accounts receivable, other assets, accounts payable and accrued expenses. For the nine months ended September 30, 2007, investing activities provided $29.6 million of cash flows, as compared to $20.0 million in 2006. Cash flows from investing activities were higher in 2007 due to cash received from sales of shopping centers to our joint ventures, as well as cash received on a note receivable due from Ramco Jacksonville, partially reduced by additional investments in real estate and additional investments in our joint ventures. During the nine months ended September 30, 2007, cash flows used in financing activities were $83.9 million, as compared to $51.5 million during the same period in 2006. In 2007, we repaid $113.7 million of the unsecured revolving credit facility, compared to $73.3 million in 2006, and in full all amounts due under our unsecured subordinated term loan.

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

Under terms of various debt agreements, we may be required to maintain interest rate swap agreements to reduce the impact of changes in interest rates on our floating rate debt. We have interest rate swap agreements with an aggregate notional amount of $80.0 million at September 30, 2007. Based on rates in effect at September 30, 2007, the agreements provide for fixed rates ranging from 6.2% to 6.6% and expire December 2008 through March 2009.

After taking into account the impact of converting our variable rate debt into fixed rate debt by use of the interest rate swap agreements, at September 30, 2007 our variable rate debt accounted for approximately $119.2 million of outstanding debt with a weighted average interest rate of 6.9%. Variable rate debt accounted for approximately 17.6% of our total debt and 8.7% of our total capitalization.

We have $493.6 million of mortgage loans encumbering our properties, and $358.3 million of mortgage loans held by our unconsolidated joint ventures, which are generally non-recourse, subject to certain exceptions for which we would be liable for any resulting losses incurred by the lender. These exceptions vary from loan to loan but generally include fraud or a material misrepresentation, misstatement or omission by the borrower, intentional or grossly negligent conduct by the borrower that harms the property or results in a loss to the lender, filing of a bankruptcy petition by the borrower, either directly or indirectly, and certain environmental liabilities. In addition, upon the occurrence of certain of such events, such as fraud or filing of a bankruptcy petition by the borrower, we would be liable for the entire outstanding balance of the loan, all interest accrued thereon and certain other costs, penalties and expenses

The unconsolidated joint ventures in which our Operating Partnership owns an interest and which are accounted for by the equity method of accounting are subject to mortgage indebtedness, which in most instances is non-recourse. At September 30, 2007, our pro rata share of mortgage debt for the unconsolidated joint ventures was $99.3 million with a weighted average interest rate of 6.6%. Fixed rate debt for the unconsolidated joint ventures amounted to $93.0 million, or 93.7%, of our pro rata share. The mortgage debt of $16.3 million at Peachtree Hill, a shopping center owned by our Ramco 450 Venture LLC, is recourse debt.

In March 2007, our Ramco Jacksonville joint venture closed on a permanent mortgage loan with a third party lender. The total mortgage loan commitment was $110 million, of which $75 million was funded as of March 31, 2007. An additional advance of $35 million occurred on April 25, 2007, after the acquisition of our joint venture partner’s 80% ownership interest in the joint venture. The mortgage loan is an interest only loan for ten years with an interest rate of 5.4% and matures on April 1, 2017. The proceeds of the mortgage loan were used to repay the construction and mezzanine loans for the project, to repay the Operating Partnership for a note receivable and advances made to the joint venture, and to pay for the completion of the construction of the River City Marketplace development.

Capitalization

At September 30, 2007, our market capitalization amounted to $1.4 billion. Market capitalization consisted of $676.4 million of debt (including property-specific mortgages, the Credit Facility, and a secured term loan), $25.1 million of Series B Preferred Shares, and $668.2 million of our common shares of beneficial interest and units in the Operating Partnership (“OP Units”) (Series B Preferred Shares, common shares of beneficial interest, and OP Units are at market value). Our debt to total market capitalization was 49.4% at September 30, 2007, as compared to 44.5% at December 31, 2006. After taking into account the impact of converting our variable rate debt into fixed rate debt by use of interest rate swap agreements, our outstanding debt at September 30, 2007 had a weighted average interest rate of 6.1%, and consisted of $557.2 million of fixed rate debt and $119.2 million of variable rate debt. Outstanding letters of credit issued under the Credit Facility total approximately $1.9 million. We also had other outstanding letters of credit, not reflected in the consolidated balance sheet, of approximating $12.3 million related to the completion of the River City Marketplace development.

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

On October 8, 2007, we announced that we will redeem all of our outstanding 9.5% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest on November 12, 2007. The shares will be redeemed at $25.00 per share, resulting in a charge to equity of approximately $1,000, plus accrued and unpaid dividends to the redemption date without interest

At September 30, 2007, the minority interest in the Operating Partnership represented a 13.6% ownership in the Operating Partnership. The OP Units may, under certain circumstances, be exchanged for our common shares of beneficial interest on a one-for-one basis. We, as sole general partner of the Operating Partnership, have the option, but not the obligation, to settle exchanged OP Units held by others in cash based on the current trading price of our common shares of beneficial interest. Assuming the exchange of all OP Units, there would have been 21,388,265 of our common shares of beneficial interest outstanding at September 30, 2007, with a market value of approximately $668.2 million (based on the closing price of $31.24 per share on September 30, 2007).

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

The following table illustrates the calculation of FFO (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net Income	$3,284	$4,499	$38,194	$14,861
Add:
Depreciation and amortization expense	9,192	8,713	27,445	25,838
Minority interest in partnership:
Continuing operations	1,222	877	7,212	2,549
Discontinued operations	—	—	—	69
Less:
Loss (gain) on sale of real estate(1)	1,017	(25)	(29,797)	(25)
Discontinued operations, gain (loss) on sale of real estate, net of minority interest	—	28	—	(926)

Funds from operations	14,715	14,092	43,054	42,366
Less:
Series B Preferred Stock dividends	(593)	(593)	(1,781)	(1,781)

Funds from operations available to common shareholders	$14,122	$13,499	$41,273	$40,585

Weighted average equivalent shares outstanding, diluted	21,439	21,439	21,464	21,557

Funds from operations available to common shareholders per diluted share	$0.66	$0.63	$1.92	$1.88

(1)	Excludes gain on sale of undepreciated land of $1,472 in 2007 and $2,911 in 2006.

Capital Expenditures

During the nine months ended September 30, 2007, we spent approximately $5.5 million on revenue-generating capital expenditures including tenant allowances, leasing commissions paid to third-party brokers, legal costs related to lease documents, and capitalized leasing and construction costs. These types of costs generate a return through rents from tenants over the term of their leases. Revenue-enhancing capital expenditures, including expansions, renovations or repositionings, were approximately $30.6 million. Revenue neutral capital expenditures, such as roof and parking lot repairs which are anticipated to be recovered from tenants, amounted to approximately $1.8 million.

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

We have exposure to interest rate risk on our variable rate debt obligations. We are not subject to any foreign currency exchange rate risk or commodity price risk, or other material rate or price risks. Based on our debt and interest rates and the interest rate swap agreements in effect at September 30, 2007, a 100 basis point change in interest rates would affect our annual earnings and cash flows by approximately $392,000. We believe that a 100 basis point change in interest rates would impact the fair value of our total outstanding debt at September 30, 2007 by approximately $18.3 million.

Under the terms of various debt agreements, we may be required to maintain interest rate swap agreements to reduce the impact of changes in interest rate on our floating rate debt. We have interest rate swap agreements with an aggregate notional amount of $80.0 million at September 30, 2007. Based on rates in effect at September 30, 2007, the agreements provide for fixed rates ranging from 6.2% to 6.6% and expire December 2008 through March 2009.

The following table sets forth information as of September 30, 2007 concerning our long-term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates of maturing amounts and fair market value (dollars in thousands).

								Fair
	2007	2008	2009	2010	2011	Thereafter	Total	Value

Fixed-rate debt	$41,521	$88,276	$27,481	$99,723	$27,932	$272,259	$557,192	$550,392
Average interest rate	6.8%	5.0%	7.0%	6.6%	7.4%	5.4%	5.9%	6.1%
Variable-rate debt	$—	$91,257	$7,934	$20,000	$—	—	$119,191	$119,191
Average interest rate	7.3%	6.7%	7.3%	7.4%	—	—	6.9%	6.9%

We estimated the fair value of fixed rate mortgages using a discounted cash flow analysis, based on our incremental borrowing rates for similar types of borrowing arrangements with the same remaining maturity. Considerable judgment is required to develop estimated fair values of financial instruments. The table incorporates only those exposures that exist at September 30, 2007 and does not consider those exposures or positions which could arise after that date or firm commitments as of such date. Therefore, the information presented therein has limited predictive value. Our actual interest rate fluctuations will depend on the exposures that arise during the period and interest rates. Therefore, the information presented therein has limited predictive value. Our actual interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

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

We carried out an assessment as of September 30, 2007 of the effectiveness of the design and operation of our disclosure controls and procedures. This assessment was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on such evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that such disclosure controls and procedures were effective as of September 30, 2007.

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

No common shares were repurchased during the nine months ended September 30, 2007. As of September 30, 2007, we had purchased and retired 287,900 shares of our common stock under this program at an average cost of $27.11 per share. Approximately $7.2 million of common shares may yet be purchased under such repurchase program.

In accordance with terms of the limited partnership agreement of the Operating Partnership, each OP Unit may be exchanged for one common share at the election of the limited partners. We, as sole general partner of the Operating Partnership, have the option, but not the obligation, to settle exchanged OP Units in cash based on the current trading price of our common shares. During the three months ended September 30, 2007, we issued 614 common shares of beneficial interest upon the tender of OP Units by such limited partners; the issuance were made in private placement transactions exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. During the three months ended September 30, 2007, we did not elect to settle any tender of OP Units for cash.

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

Date: November 6, 2007

By:	/s/ Richard J. Smith
Richard J. Smith
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 6, 2007