Form 10-K
period 2007-12-31
RAMCO GERSHENSON PROPERTIES TRUST
filed 2008-03-10
CIK 842183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2007) was $663,585,493.

Number of common shares outstanding as of March 5, 2008: 18,469,456

DOCUMENT INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the annual meeting of shareholders to be held June 11, 2008 are in incorporated by reference into Part III of this Form 10-K.

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

General

Ramco-Gershenson Properties Trust is a fully integrated, self-administered, publicly-traded Maryland real estate investment trust (“REIT”) organized on October 2, 1997. The terms “Company,” “we,” “our” or “us” refer to Ramco-Gershenson Properties Trust, the Operating Partnership (defined below) and/or its subsidiaries, as the context may require. Our principal office is located at 31500 Northwestern Highway, Suite 300, Farmington Hills, Michigan 48334. Our predecessor, RPS Realty Trust, a Massachusetts business trust, was formed on June 21, 1988 to be a diversified growth-oriented REIT. In May 1996, RPS Realty Trust acquired the Ramco-Gershenson interests through a reverse merger, including substantially all of the shopping centers and retail properties as well as the management company and business operations of Ramco-Gershenson, Inc. and certain of its affiliates. The resulting trust changed its name to Ramco-Gershenson Properties Trust and Ramco-Gershenson, Inc.’s officers assumed management responsibility. The trust also changed its operations from a mortgage REIT to an equity REIT and contributed certain mortgage loans and real estate properties to Atlantic Realty Trust, an independent, newly formed liquidating REIT. In 1997, with approval from our shareholders, we changed our state of organization by terminating the Massachusetts trust and merging into a newly formed Maryland REIT.

We conduct substantially all of our business, and hold substantially all of our interests in our properties, through our operating partnership, Ramco-Gershenson Properties, L.P. (the “Operating Partnership”). The Operating Partnership, either directly or indirectly through partnerships or limited liability companies, holds fee title to all owned properties. We have the exclusive power to manage and conduct the business of the Operating Partnership. As of December 31, 2007, we owned approximately 86.3% of the interests in the Operating Partnership.

We are a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), and are therefore required to satisfy various provisions under the Code and related Treasury regulations. We are generally required to distribute annually at least 90% of our “REIT taxable income” (as defined in the Code), excluding any net capital gain, to our shareholders. Additionally, at the end of each fiscal quarter, at least 75% of the value of our total assets must consist of real estate assets (including interests in mortgages on real property and interests in other REITs) as well as cash, cash equivalents and government securities. We are also subject to limits on the amount of certain types of securities we can hold. Furthermore, at least 75% of our gross income for the tax year must be derived from certain sources, which include “rents from real property” and interest on loans secured by mortgages on real property. An additional 20% of our gross income must be derived from these same sources or from dividends and interest from any source, gains from the sale or other disposition of stock or securities or any combination of the foregoing.

Certain of our operations, including property management and asset management, are conducted through taxable REIT subsidiaries (each, a “TRS”). A TRS is a C corporation that has not elected REIT status and, as such, is subject to federal corporate income tax. We use the TRS format to facilitate our ability to provide certain services and conduct certain activities that are not generally considered as qualifying REIT activities.

Operations of the Company

We are a publicly-traded REIT which owns, develops, acquires, manages and leases community shopping centers (including power centers and single-tenant retail properties) and one regional mall, in the Midwestern, Southeastern and Mid-Atlantic regions of the United States. At December 31, 2007, we owned interests in 89 shopping centers, comprised of 65 community centers, 21 power centers, two single tenant retail properties, and one enclosed regional mall, totaling approximately 20.0 million square feet of gross leaseable area (“GLA”). We and our joint ventures partners own approximately 16.0 million square feet of such GLA, with the remaining portion owned by various anchor stores.

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

Strategy

We are predominantly a community shopping center company with a focus on acquiring, developing and managing centers primarily anchored by grocery stores and nationally recognized discount department stores. We believe that centers with a grocery and/or discount component attract consumers seeking value-priced products. Since these products are required to satisfy everyday needs, customers usually visit the centers on a weekly basis. Our anchor tenants include TJ Maxx/Marshalls, Home Depot, Wal-Mart, OfficeMax, Linens ’n Things, Kmart, Jo-Ann, Kohl’s, Lowe’s Home Improvement and Target. Approximately 54% of our community shopping centers have grocery anchors, including Publix, Kroger, Winn-Dixie, Save-A-Lot and Meijer.

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

In our existing centers, we focus on rental and leasing strategies and the selective redevelopment of such properties. We strive to increase rental income over time through contractual rent increases and leasing and re-leasing of available space at higher rental levels, while balancing the needs for an attractive and diverse tenant mix. See Item 2, “Properties” for additional information on rental revenue and lease expirations. In addition, we assess each of our centers periodically to identify renovation and expansion opportunities and proactively engage in value-enhancing activities based on tenant demands and market conditions. We also recognize the importance of customer satisfaction and spend a significant amount of resources to ensure that our centers have sufficient amenities, appealing layouts and proper maintenance.

Further, we utilize the selective development and acquisition of new shopping centers, either directly or through one or more joint venture entities. We intend to seek development opportunities in underserved, attractive and/or expanding markets. We also seek to acquire strategically located, quality shopping centers that (i) have leases at rental rates below market rates, (ii) have potential for rental and/or occupancy increases or (iii) offer cash flow growth or capital appreciation potential. We acquire certain properties with the intent of redeveloping such centers soon after the acquisition is completed, which can increase the risks of cost overruns and project delays since we are less familiar with such centers than our existing centers which are redeveloped.

From time to time, we will sell mature properties or non-core assets which have less potential for growth or are not viable for redevelopment. We intend to redeploy the proceeds from such sales to fund development, redevelopment and acquisition activities, to repay debt and to repurchase outstanding shares.

We believe all of the foregoing strategies have been instrumental in improving our property values and funds from operations in recent years.

Developments

At December 31, 2007, we were in various stages of development on five development projects. The developments are:

The Town Center at Aquia in Stafford, Virginia involves the complete value-added redevelopment of an existing 200,000 square foot shopping center owned by us. When complete, the mixed-use asset will encompass over 725,000 square feet of retail, office and entertainment components. The construction of the first retail/office building on the site was completed during the fourth quarter of 2007 and Northrop Grumman took possession of the majority of the 100,000 square foot building. The total project cost is estimated at $189 million, of which $42.2 million had been spent as of December 31, 2007. We intend to seek a joint venture partner to invest in this property prior to its anticipated stabilization in the first half of 2011.

Northpointe Town Center in Jackson, Michigan is being developed as a 550,000 square foot combination power center and town center and will include retail, entertainment and office components. The new development will complement two of our other properties in the market. The total project cost is estimated at $74 million.

Shoppes of Lakeland II in Lakeland, Florida is being developed as a 300,000 square foot center. The project is located in central Florida in close proximity to a number of our existing centers. The estimated project cost is $54 million. We intend to seek a joint venture partner to invest in this property prior to its stabilization anticipated in 2011.

Hartland Towne Square in Hartland, Michigan is being developed through our joint venture Ramco Highland Disposition LLC. Hartland Towne Square will be developed as a 500,000 square foot power center featuring two major anchors, a department/grocery superstore and a home improvement superstore. Meijer discount department superstore chain has committed to build a 192,000 square foot superstore at the shopping center and we are currently in negotiations with a major home improvement operator as a second anchor for the project. The development is expected to also include at least three mid-box national retailers as well as a number of outlots. The total project cost is estimated at $51 million.

Rossford Pointe is a ten acre development adjacent to our Crossroads Center located in Rossford, Ohio. The estimated project cost is $8 million for this 68,000 square foot mid-box project.

We estimate the total project costs for the five development projects to be $376.1 million. As of December 31, 2007, we have spent $65 million on such developments. We intend to wholly own the Northpointe Town Center and Rossford Pointe and therefore anticipate that $82.5 million of the total project costs will be on our balance sheet upon completion of such projects. We anticipate that we will incur $55.7 million of debt to fund these projects. We own 20% of the joint venture that is developing Hartland Towne Square, and our share of the estimated $50.6 million of project costs is $10.1 million. We anticipate that the joint venture will incur $38.0 million to fund the project. We anticipate spending an additional $243.0 million for developing The Town Center at Aquia and the Shoppes of Lakeland II which we expect to be developed through joint ventures, and therefore be accounted as off-balance sheet assets, although we do not have joint venture partners to date and no assurance can be given that we will have joint venture partners on such projects. As part of our development plans for The Town Center at Aquia and the

Shoppes of Lakeland II, we anticipate the joint ventures will incur $182.3 million of debt and our partners will contribute $48.6 million of equity.

In summary, we estimate an additional $311 million will be incurred to complete the five developments, of which $276 million is anticipated be from new debt; new joint venture partner’s equity will contribute $59 million. Further, we anticipate the new joint venture partners will reimburse us $24 million in development cost we have incurred in connection with these projects.

Asset Management

During 2007, the improvement of core shopping centers remained a vital part of our business plan. We continued to identify opportunities within our portfolio to add value. In 2007, we commenced the following redevelopment projects:

Joint Ventures

•	Troy Marketplace in Troy, Michigan. A joint venture in which we have a 30% ownership interest purchased vacant shopping center space adjacent to a shopping center currently owned by such joint venture. The joint venture plans on re-tenanting the space with LA Fitness and additional mid-box uses previously occupied by Home Expo and constructing a new outlot building.

•	Paulding Pavilion in Hiram, Georgia is part of a joint venture in which we have a 20% ownership interest. Our redevelopment plans for this center include the re-tenanting and expanding space formerly occupied by Publix with Sports Authority and Staples and the construction of a 4,000 square foot outlot.

•	Old Orchard in West Bloomfield, Michigan is owned by a joint venture in which we have a 30% ownership interest. Our redevelopment plans for this center include re-tenanting and expanding space formerly occupied by Farmer Jack with a gourmet grocer, addition of an outlot and façade and structural improvements.

•	Collins Pointe Plaza in Cartersville, Georgia is part of a joint venture in which we have a 20% ownership interest. Our redevelopment plans include re-tenanting and expanding space formerly occupied by a Winn-Dixie store and constructing additional outlot and small shop retail space.

Wholly-Owned

•	West Allis Towne Centre in West Allis, Wisconsin. Our redevelopment plans include building additional retail space, adding two outlots and upgrading the facade.

•	Oakbrook Square in Flint, Michigan. Hobby Lobby executed a lease for 55,000 square feet of space. We also intend to replace vacancy and to build-out additional space.

At December 31, 2007, we have five additional value-added redevelopment projects in process, including two projects owned by joint ventures.

We estimate the total project costs of the 11 redevelopment projects in process to be $52.7 million. For the five redevelopment projects at our wholly owned, consolidated properties, we estimate project costs of $19.1 million of which $0.7 million has been spent as of December 31, 2007. For the six redevelopment projects at properties held by joint ventures, we estimate off-balance sheet project costs of $33.6 million (our share is estimated to be $8.6 million) of which $9.0 million has been spent as of December 31, 2007 (our share is $2.3 million).

While we anticipate redevelopments will be accretive upon completion, a majority of the projects will require taking some retail space off-line to accommodate the new/expanded tenancies. These measures will result in the loss of minimum rents and recoveries from tenants for those spaces removed from our pool of leasable space. Based on the sheer number of value-added redevelopments that will be in process in 2008, the revenue loss will create a short-term negative impact on net operating income and FFO. The majority of the projects are expected to stabilize by the end of 2009.

Dispositions

In March 2007, we sold our ownership interests in Chester Springs and in July 2007, we sold our ownership interests in Paulding Pavilion to joint ventures in which we have a 20% ownership interest. In June 2007, we also sold Kissimmee West Shopping Center and Shoppes of Lakeland to a joint venture which we have a 7% ownership interest. In connection with the sale of these four centers to the joint ventures, we recognized a gain of $30.1 million. In late December 2007, we sold our Mission Bay shopping center on the installment method of accounting to a joint venture in which we have a 30% ownership interest. We did not realize a gain in 2007 for the sale of Mission Bay, but will realize a gain on the sale of approximately $11.7 million in 2008.

We are currently negotiating the sale of a limited number of stabilized, core portfolio assets with an approximate value of $260 million to a new joint venture. Proceeds from this transaction will be used to fund our business plan for 2008 and 2009, as well as pay down debt.

Acquisitions

In 2007, we acquired approximately $218.4 million in real estate assets from third parties for our various joint ventures. In addition, we sold five of our shopping centers to these partnerships generating approximately $74.7 million in proceeds, which was used to reduce debt and fund our co-investment obligations.

After an in-depth analysis of our business plan going forward, we intend to de-emphasize our acquisition program as a significant driver of growth. Acquisitions are planned to be more opportunistic in nature and the volume of these purchases will be substantially less than in 2007.

Joint Ventures

In addition to the properties we sold to our joint ventures noted in “Dispositions,” our joint ventures acquired additional properties in 2007.

Joint ventures in which we have a 30% ownership interest acquired the following properties:

January -	Cocoa Commons
March -	Cypress Point
August -	Old Orchard Center

Joint ventures in which we have a 20% ownership interest acquired the following properties:

February -	Peachtree Hill
October -	The Shops on Lane Avenue and Upper Arlington 450 LLC
July -	Paulding Pavilion
December -	Olentangy Plaza and Market Plaza

In July 2007, a joint venture in which we have a 7% ownership interest acquired Nora Plaza.

Wholly-Owned

In April 2007, we acquired the remaining 80% interest in Ramco Jacksonville LLC, an entity that was formed to develop a shopping center in Jacksonville, Florida.

Formation of New Unconsolidated Joint Ventures

In June 2007, we formed Ramco Highland Disposition LLC, a joint venture with Hartland Realty Partners LLC to develop Hartland Towne Square. We own 20% of the joint venture and our joint venture partner owns 80%.

In June 2007, we also formed Ramco HHF KL LLC, a joint venture with a discretionary fund managed by Heitman LLC to acquire Kissimmee West Shopping Center and Shoppes of Lakeland. We own 7% of the joint venture and our joint venture partner owns 93%.

In July 2007, we formed Ramco HHF NP LLC, a joint venture with a discretionary fund managed by Heitman LLC to specifically acquire Nora Plaza located in Indianapolis, Indiana. We own 7% of the joint venture and our joint venture partner owns 93%.

In September 2007, we formed Ramco Jacksonville North Industrial LLC, a joint venture formed to develop land adjunct to our River City Marketplace shopping center. We own 5% of the joint venture and our joint venture partner owns 95%. As of December 31, 2007, the joint venture has $0.7 million of variable rate debt.

Competition

See page 9 of Item 1A. “Risk Factors” for a description of competitive conditions in our business.

Environmental Matters

See pages 13-14 of Item 1A. “Risk Factors” for a description of environmental risks for our business.

Employment

As of December 31, 2007, we had 123 full time corporate employees and 24 full time on-site shopping center maintenance personnel. None of our employees is represented by a collective bargaining unit. We believe that our relations with our employees are good.

Available Information

All reports we electronically file with, or furnish to, the SEC, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to such reports, are available on our website at www.rgpt.com, as soon as reasonably practicable after we electronically file such reports with, or furnish those reports to, the SEC. Our Corporate Governance Guidelines, Code of Business Conduct and Ethics and Board of Trustees’ committee charters also are available at the same location on our website.

Shareholders may request free copies of these documents from:

Ramco-Gershenson Properties Trust
Attention: Investor Relations
31500 Northwestern Highway
Suite 300
Farmington Hills, MI 48334

Item 1A.	Risk Factors

You should carefully consider each of the risks and uncertainties described below and elsewhere in this Annual Report on Form 10-K, as well as any amendments or updates reflected in subsequent filings with the SEC. We believe these risks and uncertainties, individually or in the aggregate, could cause our actual results to differ materially from expected and historical results and could materially and adversely affect our business operations, results of operations and financial condition. Further, additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our results and business operations.

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

Any tenant bankruptcies, leasing delays or failure to make rental payments when due could result in the termination of the tenant’s lease and could cause material losses to us and adversely impact our operating results, unless we are able to re-let the vacant space or negotiate lease cancellation income. If our properties do not generate sufficient income to meet our operating expenses, including future debt service, our business and results of operations would be adversely affected.

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

Several of our tenants represent a significant portion of our leasing revenues. As of December 31, 2007, we received 3.6% of our annualized base rent from TJ Maxx/Marshalls and 2.9% of our annualized base rent from Publix. Three other tenants each represented at least 2.0% of our total annualized base rent. The concentration in our leasing revenue from a small number of tenants creates the risk that, should these tenants experience financial difficulties, our operating results could be adversely affected.

REIT distribution requirements limit our available cash.

As a REIT, we are subject to annual distribution requirements which limit the amount of cash we retain for other business purposes, including amounts to fund our growth. We generally must distribute annually at least 90% of our REIT taxable income, excluding any net capital gain, in order for our distributed earnings not to be subject to corporate income tax. We intend to make distributions to our shareholders to comply with the requirements of the Code. However, differences in timing between the recognition of taxable income and the actual receipt of cash could require us to sell assets or borrow funds on a short-term or long-term basis to meet the 90% distribution requirement.

Our inability to successfully identify or complete suitable acquisitions and new developments would adversely affect our results of operations.

Integral to our business strategy is our ability to continue to acquire and develop new properties. We may not be successful in identifying suitable real estate properties that meet our acquisition criteria and are compatible with our growth strategy or in consummating acquisitions or investments on satisfactory terms. We may not be successful in identifying suitable areas for new development, negotiating for the acquisition of the land, obtaining required permits and authorizations, or completing developments within our budgets and on a timely basis or leasing any newly-developed space. If we fail to identify or complete suitable acquisitions or developments on a timely basis and within our budget, our financial condition and results of operations could be adversely affected and our growth could slow.

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

As of December 31, 2007, 31 of our shopping centers were partially owned by non-affiliated partners through joint venture arrangements, none of which we have a controlling interest in. We do not control all decisions in our joint ventures and may be required to take actions that are in the interest of the joint venture partners but not our best interests. Accordingly, we may not be able to favorably resolve any issues which arise, or we may have to provide financial or other inducements to our joint venture partners to obtain such resolution.

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

Required repayments of debt and related interest can adversely affect our operating performance. As of December 31, 2007, we had $690.8 million of outstanding indebtedness, of which $187.5 million bore interest at a variable rate, and we had the ability to borrow an additional $38.8 million under our existing Unsecured Revolving Credit Facility (taking into account the impact of our interest rate swap agreements) and to increase the availability under our Unsecured Revolving Credit Facility by up to $100 million under terms of the Credit Facility. Increases in interest rates on our existing indebtedness would increase our interest expense, which could adversely affect our cash flow and our ability to pay dividends. For example, if market rates of interest on our variable rate debt outstanding as of December 31, 2007 increased by 1.0%, the increase in interest expense on our existing variable rate debt would decrease future earnings and cash flows by approximately $1.1 million annually.

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

In particular, our outstanding Credit Facility and our Secured Term Loan contain customary restrictions, requirements and other limitations on our ability to incur indebtedness, including limitations on the ratio of total liabilities to assets and minimum fixed charge coverage and tangible net worth ratios. Our ability to borrow under our Credit Facility is subject to compliance with these financial and other covenants. We rely in part on borrowings under our Credit Facility to finance acquisition, development and redevelopment activities and for working capital. If we are unable to borrow under our Credit Facility or to refinance existing indebtedness, our financial condition and results of operations would likely be adversely impacted.

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

We believe that we currently operate in a manner so as to qualify as a REIT for federal income tax purposes. Our continued qualification as a REIT will depend on our satisfaction of certain asset, income, investment, organizational, distribution, shareholder ownership and other requirements on a continuing basis. Our ability to satisfy the asset tests depends upon our analysis of the fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income and asset requirements also depends upon our ability to manage successfully the composition of our income and assets on an ongoing basis. Moreover, the proper classification of an instrument as debt or equity for federal income tax purposes may be uncertain in some circumstances, which could affect the application of the REIT qualification requirements. Accordingly, there can be no assurance that the IRS will not contend that our interests in subsidiaries or other issuers constitute a violation of the REIT requirements. Moreover, future economic, market, legal, tax or other considerations may cause us to fail to qualify as a REIT.

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

We have been the subject of IRS examinations for prior years. With respect to the IRS examination of our taxable years ended December 31, 1991 through December 31, 1995, we entered into a closing agreement with the IRS on December 4, 2003. Pursuant to the terms of the closing agreement, we agreed, among other things, to pay deficiency dividends, and we consented to the assessment and collection of tax deficiencies and to the assessment and collection of interest on such tax deficiencies and deficiency dividends. All amounts assessed by the IRS to date have been paid. We have advised the relevant taxing authorities for the state and local jurisdictions where we conducted business during the taxable years ended December 31, 1991 through December 31, 1995 of the terms of the closing agreement. We believe that our exposure to state and local tax, penalties, interest and other miscellaneous expenses will not exceed $1.4 million as of December 31, 2007. It is our belief that any liability for state and local tax, penalties, interest and other miscellaneous expenses that may exist with respect to the taxable years ended December 31, 1991 through December 31, 1995 will be covered under a Tax Agreement that we entered into with Atlantic Realty Trust (“Atlantic”) and/or Kimco SI 1339, Inc. (formerly known as SI 1339, Inc.), its successor in interest. However, no assurance can be given that Atlantic or Kimco SI, 1339, Inc. will reimburse us for future amounts paid in connection with our taxable years ended December 31, 1991 through December 31, 1995. See Note 21 of the Notes to the Consolidated Financial Statements in Item 8.

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

We are subject to various environmental laws and regulations which govern our operations and which may result in potential liability.

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

For all tables in this Item 2, Annualized Base Rental Revenue is equal to December 2007 base rental revenue multiplied by 12.

The properties in which we own interests are located in 13 states throughout the Midwestern, Southeastern and Mid-Atlantic regions of the United States as follows:

		Annualized Base
	Number of	Rental Revenue At	Company
State	Properties	December 31, 2007	Owned GLA

Michigan	35	$63,792,508	6,606,977
Florida	25	48,679,248	4,296,970
Georgia	9	8,393,319	1,188,433
Ohio	7	12,627,259	1,208,297
Tennessee	3	2,915,996	497,635
Wisconsin	2	3,521,493	502,354
Indiana	2	5,033,223	419,628
New Jersey	1	3,181,482	224,153
Virginia	1	2,136,523	218,145
Illinois	1	1,906,020	162,705
Maryland	1	1,812,563	251,511
South Carolina	1	1,424,758	241,231
North Carolina	1	1,151,663	211,524

Total	89	$156,576,055	16,029,563

The above table includes 31 properties owned by joint ventures in which we do not have a controlling interest.

Our properties, by type of center, consist of the following:

		Annualized Base
	Number of	Rental Revenues At	Company
Type of Tenant	Properties	December 31, 2007	Owned GLA

Community shopping centers	88	$153,005,951	15,629,296
Enclosed regional mall	1	3,570,104	400,267

Total	89	$156,576,055	16,029,563

See Note 24 of the Notes to the Consolidated Financial Statements in Item 8 for a description of the encumbrances on each property. Additional information regarding the Properties is included in the Property Schedule on the following pages.

Property Summary
As of December 31, 2007

			Year Constructed /
			Acquired / Year of	Number	Total Shopping Center GLA:
			Latest Renovation	of	Anchors:					Company Owned GLA			Annualized Base Rent
Property	Location	Ownership %	or Expansion(1)	Units	Non-Company Owned	Company Owned	Total Anchor GLA	Non-Anchor GLA	Total	Total	Leased	Occupancy	Total	PSF	Anchors[2]

Owned:
Florida
Coral Creek Shops	Coconut Creek, FL	100%	1992/2002/NA	33		42,112	42,112	67,200	109,312	109,312	88,912	81.3%	$1,289,794	$14.51	Publix
Lantana Shopping Center	Lantana, FL	100%	1959/1996/2002	22		61,166	61,166	62,444	123,610	123,610	118,960	96.2%	$1,245,439	$10.47	Publix
Naples Towne Centre	Naples, FL	100%	1982/1996/2003	14	32,680	102,027	134,707	32,680	167,387	134,707	132,794	98.6%	$834,339	$6.28	Goodwill [3], Save-A-Lot, Bealls
Pelican Plaza	Sarasota, FL	100%	1983/1997/NA	32		35,768	35,768	70,105	105,873	105,873	83,323	78.7%	$918,159	$11.02	Linens ’n Things
Plaza at Delray	Delray Beach, FL	100%	1979/2004/NA	48		193,967	193,967	137,529	331,496	331,496	313,145	94.5%	$4,654,856	$14.86	Books A Million, Linens ’n Things, Marshalls,
															Publix, Regal Cinemas, Staples
Publix at River Crossing	New Port Richey, FL	100%	1998/2003/NA	16		37,888	37,888	24,150	62,038	62,038	60,638	97.7%	$705,723	$11.64	Publix
River City Marketplace	Jacksonville, FL	100%	2005/2005/NA	63	342,501	282,087	624,588	204,749	829,337	486,836	463,054	95.1%	$7,236,766	$15.63	Wal-Mart [3], Lowe’s[3], Bed Bath & Beyond, Best Buy,
															Gander Mountain, Michaels, OfficeMax, PetSmart,
															Ross Dress For Less, Wallace Theaters
Rivertowne Square	Deerfield Beach, FL	100%	1980/1998/NA	22		70,948	70,948	65,699	136,647	136,647	130,347	95.4%	$1,219,813	$9.36	Winn-Dixie, Office Depot
Southbay Shopping Center	Osprey, FL	100%	1978/1998/NA	19		31,700	31,700	64,875	96,575	96,575	71,468	74.0%	$539,835	$7.55	Bealls Coastal Home
The Crossroads	Royal Palm Beach, FL	100%	1988/2002/NA	35		42,112	42,112	77,980	120,092	120,092	115,382	96.1%	$1,721,498	$14.92	Publix
Village Lakes Shopping Center	Land O’ Lakes, FL	100%	1987/1997/NA	24		125,141	125,141	61,355	186,496	186,496	172,195	92.3%	$998,680	$5.80	Kash ’N Karry Food Store, Wal-Mart

Total/Weighted Average				328	375,181	1,024,916	1,400,097	868,766	2,268,863	1,893,682	1,750,218	92.4%	$21,364,904	$12.21

Georgia
Centre at Woodstock	Woodstock, GA	100%	1997/2004/NA	14		51,420	51,420	35,328	86,748	86,748	75,960	87.6%	$887,266	$11.68	Publix
Conyers Crossing	Conyers, GA	100%	1978/1998/NA	15		138,915	138,915	31,560	170,475	170,475	170,475	100.0%	$960,500	$5.63	Burlington Coat Factory, Hobby Lobby
Horizon Village	Suwanee, GA	100%	1996/2002/NA	22		47,955	47,955	49,046	97,001	97,001	87,686	90.4%	$1,013,052	$11.55	Publix [4] (subleased to a + Market)
Mays Crossing	Stockbridge, GA	100%	1984/1997/NA	20		100,244	100,244	37,040	137,284	137,284	128,384	93.5%	$769,675	$6.00	ApplianceSmart Factory Outlet, Big Lots, Dollar Tree
Promenade at Pleasant Hill	Duluth, GA	100%	1993/2004/NA	36		199,555	199,555	95,000	294,555	294,555	267,136	90.7%	$2,080,549	$7.79	Farmers Home Furniture, Old Time Pottery, Publix

Total/Weighted Average				107	—	538,089	538,089	247,974	786,063	786,063	729,641	92.8%	$5,711,043	$7.83

Michigan
Auburn Mile	Auburn Hills, MI	100%	2000/1999/NA	7	533,659	64,298	597,957	26,238	624,195	90,536	90,536	100.0%	$932,058	$10.29	Best Buy [3], Target [3], Meijer [3], Costco [3], Jo-Ann etc,
															Staples
Beacon Square	Grand Haven, MI	100%	2004/2004/NA	12	103,316	—	103,316	42,981	146,297	42,981	42,981	100.0%	$727,193	$16.92	Home Depot [3]
Clinton Pointe	Clinton Twp., MI	100%	1992/2003/NA	14	112,000	65,735	177,735	69,595	247,330	135,330	109,030	80.6%	$1,100,945	$10.10	OfficeMax, Sports Authority, Target [3]
Clinton Valley Mall	Sterling Heights, MI	100%	1977/1996/2002	10		55,175	55,175	69,771	124,946	124,946	99,281	79.5%	$1,550,740	$15.62	Office Depot, DSW Shoe Warehouse
Clinton Valley	Sterling Heights, MI	100%	1985/1996/NA	12		50,262	50,262	51,149	101,411	101,411	79,196	78.1%	$643,549	$8.13	Big Lots

			Year Constructed /
			Acquired / Year of	Number	Total Shopping Center GLA:
			Latest Renovation	of	Anchors:					Company Owned GLA			Annualized Base Rent
Property	Location	Ownership %	or Expansion(1)	Units	Non-Company Owned	Company Owned	Total Anchor GLA	Non-Anchor GLA	Total	Total	Leased	Occupancy	Total	PSF	Anchors[2]

Eastridge Commons	Flint, MI	100%	1990/1996/2001	16	117,777	117,972	235,749	51,704	287,453	169,676	161,459	95.2%	$1,681,011	$10.41	Farmer Jack (A&P) [4], Office Depot, Target [3], TJ Maxx
Edgewood Towne Center	Lansing, MI	100%	1990/1996/2001	16	209,272	23,524	232,796	62,233	295,029	85,757	79,993	93.3%	$853,063	$10.66	OfficeMax, Sam’s Club [3], Target [3]
Fairlane Meadows	Dearborn, MI	100%	1987/2003/NA	22	175,830	56,586	232,416	80,922	313,338	137,508	111,208	80.9%	$1,770,702	$15.92	Best Buy, Target [3], Burlington Coat Factory [3]
Fraser Shopping Center	Fraser, MI	100%	1977/1996/NA	8		52,784	52,784	23,915	76,699	76,699	71,735	93.5%	$431,935	$6.02	Oakridge Market, Rite-Aid
Gaines Marketplace	Gaines Twp., MI	100%	2005/2004/NA	15		351,981	351,981	40,188	392,169	392,169	387,669	98.9%	$1,640,615	$4.23	Meijer, Staples, Target
Jackson Crossing	Jackson, MI	100%	1967/1996/2002	65	254,242	222,468	476,710	177,799	654,509	400,267	382,005	95.4%	$3,570,104	$9.35	Kohl’s, Sears [3], Target [3] TJ Maxx, Toys “R” Us, Best Buy,
															Bed Bath & Beyond, Jackson 10 Theater
Jackson West	Jackson, MI	100%	1996/1996/1999	5		194,484	194,484	15,837	210,321	210,321	210,321	100.0%	$1,617,282	$7.69	Circuit City, Lowe’s, Michaels, OfficeMax
Kentwood Towne Centre[6]	Kentwood, MI	77.88%	1988/1996//NA	18	101,909	122,390	224,299	61,265	285,564	183,655	166,263	90.5%	$1,256,032	$7.55	Hobby Lobby, OfficeMax, Rooms Today [3]
Lake Orion Plaza	Lake Orion, MI	100%	1977/1996/NA	9		114,574	114,574	14,878	129,452	129,452	125,932	97.3%	$545,539	$4.33	Hollywood Super Market, Kmart
Lakeshore Marketplace	Norton Shores, MI	100%	1996/2003/NA	21	126,842	258,638	385,480	89,015	474,495	347,653	341,959	98.4%	$2,772,149	$8.11	Barnes & Noble, Dunham’s, Elder-Beerman,
															Hobby Lobby, TJ Maxx, Toys “R” Us, Target [3]
Livonia Plaza	Livonia, MI	100%	1988/2003/NA	20		90,831	90,831	43,032	133,863	133,863	123,259	92.1%	$1,272,323	$10.32	Kroger, TJ Maxx
Madison Center	Madison Heights, MI	100%	1965/1997/2000	15		167,830	167,830	59,258	227,088	227,088	215,039	94.7%	$1,412,495	$6.57	Dunham’s, Kmart
New Towne Plaza	Canton Twp., MI	100%	1975/1996/2005	15		126,425	126,425	59,943	186,368	186,368	186,368	100.0%	$1,817,567	$9.75	Kohl’s, Jo-Ann etc
Roseville Towne Center	Roseville, MI	100%	1963/1996/2004	9		206,747	206,747	40,221	246,968	246,968	246,968	100.0%	$1,643,778	$6.66	Marshalls, Wal-Mart, Office Depot
Shoppes at Fairlane Meadows/Dearborn	Dearborn, MI	100%	2007/NA/NA	4		—	—	13,197	13,197	13,197	13,197	100.0%	$316,736	$24.00	No Anchor
Southfield Plaza	Southfield, MI	100%	1969/1996/2003	14		128,340	128,340	37,660	166,000	166,000	165,100	99.5%	$1,367,076	$8.28	Burlington Coat Factory, Marshalls, Staples
Taylor Plaza	Taylor, MI	100%	1970/1996/2006	1		102,513	102,513	—	102,513	102,513	102,513	100.0%	$439,992	$4.29	Home Depot
Tel-Twelve	Southfield, MI	100%	1968/1996/2003	21		479,869	479,869	43,542	523,411	523,411	523,411	100.0%	$5,462,806	$10.44	Meijer, Lowe’s, Office Depot, Best Buy,
															DSW Shoe Warehouse, Michaels , PetSmart
West Oaks I	Novi, MI	100%	1979/1996/2004	8		215,251	215,251	30,616	245,867	245,867	245,867	100.0%	$2,640,808	$10.74	Circuit City, OfficeMax, DSW Shoe Warehouse,
															Home Goods, Michaels, Gander Mountain
West Oaks II	Novi, MI	100%	1986/1996/2000	30	221,140	90,753	311,893	77,201	389,094	167,954	164,638	98.0%	$2,765,414	$16.80	Value City Furniture [3], Bed Bath & Beyond [3],
															Marshalls, Toys “R” Us [3], Petco [3], Kohl’s [3], Jo-Ann etc

Total/Weighted Average				387	1,955,987	3,359,430	5,315,417	1,282,160	6,597,577	4,641,590	4,445,928	95.8%	$40,231,914	$9.05

North Carolina
Ridgeview Crossing	Elkin, NC	100%	1989/1997/1995	20		168,659	168,659	42,865	211,524	211,524	206,449	97.6%	$1,151,664	$5.58	Belk Department Store, Ingles Market, Wal-Mart

Total/Weighted Average				20	—	168,659	168,659	42,865	211,524	211,524	206,449	97.6%	$1,151,664	$5.58

			Year Constructed /
			Acquired / Year of	Number	Total Shopping Center GLA:
			Latest Renovation	of	Anchors:					Company Owned GLA			Annualized Base Rent
Property	Location	Ownership %	or Expansion(1)	Units	Non-Company Owned	Company Owned	Total Anchor GLA	Non-Anchor GLA	Total	Total	Leased	Occupancy	Total	PSF	Anchors[2]

Ohio
Crossroads Centre	Rossford, OH	100%	2001/2001/NA	22	126,200	255,091	381,291	99,054	480,345	354,145	349,245	98.6%	$3,462,708	$9.91	Home Depot, Target [3], Giant Eagle, Michaels,
															Linens ’n Things
OfficeMax Center	Toledo, OH	100%	1994/1996/NA	1		22,930	22,930	—	22,930	22,930	22,930	100.0%	$265,988	$11.60	OfficeMax
Rossford Pointe	Rossford, OH	100%	2006/2005/NA	4		41,077	41,077	3,200	44,277	44,277	44,277	100.0%	$552,727	$12.48	PetSmart, Office Depot
Spring Meadows Place	Holland, OH	100%	1987/1996/2005	28	384,770	110,691	495,461	101,126	596,587	211,817	202,955	95.8%	$2,245,396	$11.06	Dick’s Sporting Goods [3], Best Buy [3], Kroger [3], Target [3],
															TJ Maxx, OfficeMax, PetSmart, Sam’s Club [3], Ashley Furniture
Troy Towne Center	Troy, OH	100%	1990/1996/2003	17	90,921	107,584	198,505	37,026	235,531	144,610	118,670	82.1%	$754,728	$6.36	Wal-Mart[3], Kohl’s

Total/Weighted Average				72	601,891	537,373	1,139,264	240,406	1,379,670	777,779	738,077	94.9%	$7,281,547	$9.87

South Carolina
Taylors Square	Taylors, SC	100%	1989/1997/2005	14		207,454	207,454	33,777	241,231	241,231	238,475	98.9%	$1,424,758	$5.97	Wal-Mart

Total/Weighted Average				14	—	207,454	207,454	33,777	241,231	241,231	238,475	98.9%	$1,424,758	$5.97

Tennessee
Highland Square	Crossville, TN	100%	1988/1997/2005	20		130,373	130,373	35,620	165,993	165,993	131,495	79.2%	$833,428	$6.34	Kroger, Tractor Supply, Peebles
Northwest Crossing	Knoxville, TN	100%	1989/1997/NA	11		273,535	273,535	29,933	303,468	303,468	303,468	100.0%	$1,799,754	$5.93	Wal-Mart, Ross Dress for Less, Gregg Appliances
Northwest Crossing II	Knoxville, TN	100%	1999/1999/NA	2		23,500	23,500	4,674	28,174	28,174	28,174	100.0%	$282,814	$10.04	OfficeMax

Total/Weighted Average				33	—	427,408	427,408	70,227	497,635	497,635	463,137	93.1%	$2,915,996	$6.30

Wisconsin
East Town Plaza	Madison, WI	100%	1992/2000/2000	18	132,995	144,685	277,680	64,274	341,954	208,959	185,551	88.8%	$1,773,919	$9.56	Burlington Coat Factory, Marshalls, Jo-Ann, Borders,
															Toys “R” Us [3], Shopko [3]

Total/Weighted Average				18	132,995	144,685	277,680	64,274	341,954	208,959	185,551	88.8%	$1,773,919	$9.56

Operating Total/Weighted Average				979	3,066,054	6,408,014	9,474,068	2,850,449	12,324,517	9,258,463	8,757,476	94.6%	$81,855,744	$9.35

Joint Ventures:
Florida
Cypress Point	Clearwater, FL	30%	1983/2007/NA	22		94,500	94,500	64,185	158,685	158,685	152,706	96.2%	$1,668,964	$10.93	Burlington Coat Factory, The Fresh Market
Kissimmee West	Kissimmee, FL	7%	2005/2005/NA	17	184,600	67,000	251,600	48,586	300,186	115,586	115,586	100.0%	$1,466,466	$12.69	Jo-Ann, Marshalls, Target [3]
Marketplace of Delray	Delray Beach, FL	30%	1981/2005/NA	48		116,469	116,469	129,911	246,380	246,380	210,816	85.6%	$2,604,739	$12.36	David Morgan Fine Arts[5], Office Depot, Winn-Dixie
Martin Square	Stuart, FL	30%	1981/2005/NA	14		291,432	291,432	39,673	331,105	331,105	331,105	100.0%	$2,148,000	$6.49	Home Depot, Howards Interiors, Kmart, Staples
Mission Bay Plaza	Boca Raton, FL	30%	1989/2004/NA	56		159,147	159,147	113,719	272,866	272,866	265,360	97.2%	$4,879,890	$18.39	Albertsons, LA Fitness Sports Club, OfficeMax,
															Toys“R” Us
Shenandoah Square	Davie, FL	40%	1989/2001/NA	44		42,112	42,112	81,500	123,612	123,612	116,832	94.5%	$1,888,324	$16.16	Publix
Shoppes of Lakeland	Lakeland, FL	7%	1985/1996/NA	22	123,400	122,441	245,841	66,447	312,288	188,888	188,888	100.0%	$2,189,871	$11.59	Michaels, Ashley Furniture, Target [3], Linens ’n Things

			Year Constructed /
			Acquired / Year of	Number	Total Shopping Center GLA:
			Latest Renovation	of	Anchors:					Company Owned GLA			Annualized Base Rent
Property	Location	Ownership %	or Expansion(1)	Units	Non-Company Owned	Company Owned	Total Anchor GLA	Non-Anchor GLA	Total	Total	Leased	Occupancy	Total	PSF	Anchors[2]

Treasure Coast Commons	Jensen Beach, FL	30%	1996/2004/NA	3		92,979	92,979	—	92,979	92,979	92,979	100.0%	$1,154,920	$12.42	Barnes & Noble, OfficeMax, Sports Authority
Village of Oriole Plaza	Delray Beach, FL	30%	1986/2005/NA	39		42,112	42,112	113,640	155,752	155,752	150,152	96.4%	$1,989,478	$13.25	Publix
Village Plaza	Lakeland, FL	30%	1989/2004/NA	27		64,504	64,504	76,088	140,592	140,592	130,380	92.7%	$1,483,263	$11.38	Circuit City, Staples
Vista Plaza	Jensen Beach, FL	30%	1998/2004/NA	9		87,072	87,072	22,689	109,761	109,761	109,761	100.0%	$1,422,812	$12.96	Bed Bath & Beyond, Circuit City, Michaels
West Broward Shopping Center	Plantation, FL	30%	1965/2005/NA	19		81,801	81,801	74,435	156,236	156,236	156,236	100.0%	$1,600,307	$10.24	Badcock, National Pawn Shop, Save-A-Lot, US Postal Service

Total/Weighted Average				320	308,000	1,261,569	1,569,569	830,873	2,400,442	2,092,442	2,020,801	96.6%	$24,497,034	$12.12

Georgia
Peachtree Hill	Duluth, GA	20%	1986/2007/NA	35		85,772	85,772	63,461	149,233	149,233	123,633	82.8%	$1,488,383	$12.04	Kroger, Outrageous Bargains

Total/Weighted Average				35	—	85,772	85,772	63,461	149,233	149,233	123,633	82.8%	$1,488,383	$12.04

Indiana
Merchants’ Square	Carmel, IN	20%	1970/2004/NA	48	80,000	69,504	149,504	209,658	359,162	279,162	264,538	94.8%	$3,263,695	$12.34	Marsh [3], Cost Plus, Hobby Lobby
Nora Plaza	Indianapolis, IN	7%	1958/2007/2002	25	123,800	58,144	181,944	82,322	264,266	140,466	130,147	92.7%	$1,769,528	$13.60	Target [3], Marshalls, Wild Oats

Total/Weighted Average				73	203,800	127,648	331,448	291,980	623,428	419,628	394,685	94.1%	$5,033,223	$12.75

Maryland
Crofton Centre	Crofton, MD	20%	1974/1996/NA	18		176,376	176,376	75,135	251,511	251,511	251,511	100.0%	$1,812,563	$7.21	Shoppers Food Warehouse, Kmart, Leather Expo

Total/Weighted Average				18	—	176,376	176,376	75,135	251,511	251,511	251,511	100.0%	$1,812,563	$7.21

Michigan
Gratiot Crossing	Chesterfield, MI	30%	1980/2005/NA	15		122,406	122,406	43,138	165,544	165,544	153,160	92.5%	$1,358,440	$8.87	Jo-Ann, Kmart
Hunter’s Square	Farmington Hills, MI	30%	1988/2005/NA	36		194,236	194,236	163,066	357,302	357,302	344,315	96.4%	$6,218,641	$18.06	Bed Bath & Beyond, Borders, Loehmann’s,
															Marshalls, TJ Maxx
Millennium Park	Livonia, MI	30%	2000/2005/NA	14	352,641	241,850	594,491	33,700	628,191	275,550	269,550	97.8%	$3,517,224	$13.05	Home Depot, Linens ’n Things, Marshalls, Michaels,
															PetSmart, Costco [3], Meijer [3]
Southfield Plaza Expansion	Southfield, MI	50%	1987/1996/2003	11		—	—	19,410	19,410	19,410	15,810	81.5%	$250,073	$15.82	No Anchor
West Acres Commons	Flint, MI	40%	1998/2001/NA	14		59,889	59,889	35,200	95,089	95,089	92,489	97.3%	$1,177,733	$12.73	VG’s Food Center
Winchester Center	Rochester Hills, MI	30%	1980/2005/NA	16		224,356	224,356	89,309	313,665	313,665	293,146	93.5%	$4,263,311	$14.54	Borders, Dick’s Sporting Goods, Linens ’n Things,
															Marshalls, Michaels, PetSmart

Total/Weighted Average				106	352,641	842,737	1,195,378	383,823	1,579,201	1,226,560	1,168,470	95.3%	$16,785,422	$14.37

New Jersey
Chester Springs Shopping Center	Chester, NJ	20%	1970/1996/1999	42		81,760	81,760	142,393	224,153	224,153	213,931	95.4%	$3,181,482	$14.87	Shop-Rite Supermarket, Staples

Total/Weighted Average				42	—	81,760	81,760	142,393	224,153	224,153	213,931	95.4%	$3,181,482	$14.87

			Year Constructed /
			Acquired / Year of	Number	Total Shopping Center GLA:
			Latest Renovation	of	Anchors:					Company Owned GLA			Annualized Base Rent
Property	Location	Ownership %	or Expansion(1)	Units	Non-Company Owned	Company Owned	Total Anchor GLA	Non-Anchor GLA	Total	Total	Leased	Occupancy	Total	PSF	Anchors[2]

Ohio
Olentangy Plaza	Columbus, OH	20%	1981/2007/1997	42		120,098	120,098	133,232	253,330	253,330	223,158	88.1%	$2,436,169	$10.92	Eurolife Furniture, Marshalls, MicroCenter, Stitching Post
Shops on Lane	Upper Arlington, OH	20%	1952/2007/2004	47		46,574	46,574	130,614	177,188	177,188	145,557	82.1%	$2,909,543	$19.99	Bed Bath & Beyond, Wild Oats Market

Total/Weighted Average				89	—	166,672	166,672	263,846	430,518	430,518	368,715	85.6%	$5,345,712	$14.50

JV Total/Weighted Average				683	864,441	2,742,534	3,606,975	2,051,511	5,658,486	4,794,045	4,541,746	94.7%	$58,143,819	$12.80

Operating Under Redevelopment:
Sunshine Plaza	Tamarac, FL	100%	1972/1996/2001	28		146,409	146,409	89,317	235,726	235,726	222,912	94.6%	$1,952,160	$8.76	Publix, Old Time Pottery
Holcomb Center	Roswell, GA	100%	1986/1996/NA	23		39,668	39,668	67,385	107,053	107,053	28,105	26.3%	$317,643	$11.30
Hoover Eleven	Warren, MI	100%	1989/2003/NA	53		138,361	138,361	149,652	288,013	288,013	259,481	90.1%	$2,960,163	$11.41	Kroger, Marshalls, OfficeMax, TJ Maxx
Oak Brook Square	Flint, MI	100%	1982/1996/NA	22		57,160	57,160	83,057	140,217	140,217	82,019	58.5%	$860,451	$10.49	TJ Maxx
Aquia Towne Center	Stafford, VA	100%	1989/2006/NA	32		97,300	97,300	120,845	218,145	218,145	192,445	88.2%	$2,136,523	$11.10	Big Lots, Northrop Grumman, Regal Cinemas
West Allis Towne Centre	West Allis, WI	100%	1987/1996/NA	31		165,414	165,414	127,981	293,395	293,395	257,684	87.8%	$1,747,574	$6.78	Kmart, Dollar Tree, Big Lots, Office Depot

Total/Weighted Average				189	—	644,312	644,312	638,237	1,282,549	1,282,549	1,042,646	81.3%	$9,974,515	$9.57

Joint Venture Under Redevelopment:
Cocoa Commons	Cocoa, FL	30%	2001/2007/NA	15		51,420	51,420	23,700	75,120	75,120	75,120	100.0%	$865,150	$11.52	Publix
Collins Pointe Plaza	Cartersville, GA	20%	1987/2006/NA	17		46,358	46,358	34,684	81,042	81,042	25,500	31.5%	$330,365	$12.96
Paulding Pavilion	Hiram, GA	20%	1995/2006/NA	8		47,955	47,955	17,087	65,042	65,042	36,327	55.9%	$545,885	$15.03	Staples
Market Plaza	Glen Ellyn, IL	20%	1965/2007/1996	37		46,230	46,230	116,475	162,705	162,705	131,293	80.7%	$1,906,020	$14.52	Jewell Osco
Old Orchard	W. Bloomfield, MI	30%	1972/2007/NA	20		54,119	54,119	40,244	94,363	94,363	34,894	37.0%	$728,959	$20.89
Troy Marketplace	Troy, MI	30%	2000/2005/NA	11	20,600	192,421	213,021	23,813	236,834	216,234	113,496	52.5%	$2,225,598	$19.61	Linens ’n Things, Nordstom Rack, PetSmart, REI [3]

Total/Weighted Average				108	20,600	438,503	459,103	256,003	715,106	694,506	416,630	60.0%	$6,601,977	$15.85

PORTFOLIO
TOTAL/WEIGHTED AVERAGE				1959	3,951,095	10,233,363	14,184,458	5,796,200	19,980,658	16,029,563	14,758,498	92.1%	$156,576,055	$10.61

[1]	Represents year constructed/acquired/year of latest renovation or expansion by either the Company or the former Ramco Group, as applicable.

[2]	We define anchor tenants as single tenants which lease 19,000 square feet or more at a property.

[3]	Non-Company owned anchor space

[4]	Tenant closed — lease obligated

[5]	Tenant lease expired 4/30/07, remains in occupancy as month to month tenant.

Tenant Information

The following table sets forth, as of December 31, 2007, information regarding space leased to tenants which in each case, individually account for 2% or more of total annualized base rental revenue from our properties:

			% of Total
	Total	Annualized	Annualized	Aggregate	% of Total
	Number of	Base Rental	Base Rental	GLA Leased	Company
Tenant	Stores	Revenue	Revenue	by Tenant	Owned GLA

TJ Maxx / Marshalls	19	$5,599,852	3.6%	611,155	3.8%
Publix	12	4,534,891	2.9%	574,794	3.6%
Home Depot	4	3,259,492	2.1%	487,203	3.0%
Wal-Mart	5	3,232,787	2.1%	746,332	4.7%
OfficeMax	12	3,156,039	2.0%	273,720	1.7%

Included in the 12 Publix locations listed above is one location (representing 47,955 square feet of GLA) which is leased to, but not currently occupied by Publix, although Publix remains obligated under the lease agreement, which expires in 2016. Publix is currently subletting such space.

The following table sets forth the total GLA leased to anchors, leased to retail (non-anchor) tenants, and available space, in the aggregate, as of December 31, 2007:

		% of Total
	Annualized	Annualized		% of Total
	Base Rental	Base Rental	Company	Company
Type of Tenant	Revenue	Revenue	Owned GLA	Owned GLA

Anchor	$77,888,301	49.7%	9,856,942	61.5%
Retail (non-anchor)	78,687,754	50.3%	4,901,556	30.6%
Available	—	—	1,271,065	7.9%

Total	$156,576,055	100.0%	16,029,563	100.0%

The following table sets forth the total GLA leased to national, local and regional tenants, in the aggregate, as of December 31, 2007:

		% of Total
	Annualized	Annualized	Aggregate	% of Total
	Base Rental	Base Rental	GLA Leased	Company Owned
Type of Tenant	Revenue	Revenue	by Tenant	GLA Leased

National	$108,472,248	69.3%	10,444,104	70.8%
Local	28,622,851	18.3%	1,880,675	12.7%
Regional	19,480,956	12.4%	2,433,719	16.5%

Total	$156,576,055	100.0%	14,758,498	100.0%

The following table sets forth lease expirations for the next five years and thereafter at our properties assuming that no renewal options are exercised:

						% of Total
		Average		% of Total		Leased
		Annualized Base	Annualized	Annualized	Leased	Company
		Rental Revenue per	Base Rental	Base Rental	Company	Owned GLA
	Number of	square foot as of	Revenue as of	Revenue as of	Owned GLA	Under
	Leases	12/31/07 Under	12/31/07 Under	12/31/07 Under	Expiring	Expiring
Lease Expiration	Expiring	Expiring Leases	Expiring Leases	Expiring Leases	(in square feet)	Leases

2008	262	$11.32	$13,784,180	8.8%	1,217,245	8.2%
2009	312	11.04	19,044,167	12.2%	1,725,359	11.7%
2010	254	11.79	16,298,246	10.4%	1,382,886	9.4%
2011	251	13.24	16,524,150	10.6%	1,248,291	8.5%
2012	207	11.42	16,037,334	10.2%	1,404,626	9.5%
Thereafter	368	9.63	74,887,978	47.8%	7,780,091	52.7%

Item 3.	Legal Proceedings.

There are no material pending legal or governmental proceedings, or to our knowledge, threatened legal or governmental proceedings, against or involving us or our properties.

Item 4.	Submission of Matters to a Vote of Security Holders.

None

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information — Our common shares are currently listed and traded on the New York Stock Exchange (“NYSE”) under the symbol “RPT”. On March 5, 2008, the closing price of our common shares on the NYSE was $21.64.

SHAREHOLDER RETURN PERFORMANCE GRAPH

The following line graph sets forth the cumulative total return on a $100 investment (assuming the reinvestment of dividends) in each of the of the Trust’s common stock, the NAREIT Equity Index, and the S&P 500 Index, for the period December 31, 2002 through December 31, 2007. The stock price performance shown is not necessarily indicative of future price performance.

Comparison of Cumulative Total Return

	Period Ending
Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Ramco-Gershenson Properties Trust	100.00	154.18	186.78	164.17	248.90	148.35

NAREIT Equity	100.00	137.13	180.44	202.38	273.34	230.45

S&P 500	100.00	128.68	142.69	149.70	173.34	182.86

The following table shows high and low closing prices per share for each quarter in 2007 and 2006:

	Share Price
Quarter Ended	High	Low

March 31, 2007	$37.96	$33.68
June 30, 2007	38.16	34.88
September 30, 2007	37.75	29.35
December 31, 2007	33.25	21.05

March 31, 2006	$30.76	$27.00
June 30, 2006	29.70	26.00
September 30, 2006	32.13	27.49
December 31, 2006	38.92	32.04

Holders — The number of holders of record of our common shares was 2,269 as of March 5, 2008. A substantially greater number of holders are beneficial owners whose shares are held of record by banks, brokers and other financial institutions.

Dividends — We declared the following cash distributions per share to our common shareholders for the years ended December 31, 2007 and 2006:

	Dividend
Record Date	Distribution	Payment Date

March 20, 2007	$0.4625	April 2, 2007
June 20, 2007	$0.4625	July 2, 2007
September 20, 2007	$0.4625	October 2, 2007
December 20, 2007	$0.4625	January 2, 2008

	Dividend
Record Date	Distribution	Payment Date

March 20, 2006	$0.4475	April 3, 2006
June 20, 2006	$0.4475	July 3, 2006
September 20, 2006	$0.4475	October 2, 2006
December 20, 2006	$0.4475	January 2, 2007

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

Issuer Repurchases  — In December 2005, the Board of Trustees authorized the repurchase, at management’s discretion, of up to $15.0 million of our common shares. The program allows us to repurchase our common shares from time to time in the open market or in privately negotiated transactions. No common shares were repurchased during the year ended December 31, 2007. As of December 31, 2007, we had purchased and retired 287,900 shares of our common stock under this program at an average cost of $27.11 per share, and approximately $7.2 million of common shares may yet be purchased under such repurchase program.

Item 6.	Selected Financial Data (in thousands, except per share data and number of properties).

The following table sets forth our selected consolidated financial data and should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this report.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share and certain Other Data)

Operating Data:
Total revenue	$153,255	$153,249	$144,879	$126,157	$101,517
Operating income	10,846	14,168	14,759	17,045	7,002
Gain on sale of real estate assets, net of taxes	32,643	23,388	1,136	2,408	263

Income from continuing operations	38,675	34,317	15,462	12,589	6,117

Discontinued operations, net of minority interest Gain on sale of property	—	914	—	—	897
Income from operations	—	393	3,031	2,531	3,464

Net income	38,675	35,624	18,493	15,120	10,478
Preferred share dividends	(3,146)	(6,655)	(6,655)	(4,814)	(2,375)
Loss on redemption of preferred shares	(1,269)	—	—	—	—

Net income available to common shareholders	$34,260	$28,969	$11,838	$10,306	$8,103

Earnings Per Share Data:
From continuing operations:
Basic	$1.92	$1.66	$0.52	$0.46	$0.27
Diluted	1.91	1.65	0.52	0.46	0.26
Net income:
Basic	$1.92	$1.74	$0.70	$0.61	$0.58
Diluted	1.91	1.73	0.70	0.60	0.57
Cash dividends declared per common share	$1.85	$1.79	$1.75	$1.68	$1.81
Distributions to common shareholders	$32,156	$29,737	$29,167	$28,249	$22,478
Weighted average shares outstanding:
Basic	17,851	16,665	16,837	16,816	13,955
Diluted	18,529	16,718	16,880	17,031	14,141
Balance Sheet Data (at December 31):
Cash and cash equivalents	$14,977	$11,550	$7,136	$7,810	$13,544
Accounts receivable, net	35,787	33,692	32,341	26,845	30,109
Investment in real estate (before accumulated depreciation)	1,045,372	1,048,602	1,047,304	1,066,255	830,245
Total assets	1,088,499	1,064,870	1,125,275	1,043,778	826,279
Mortgages and notes payable	690,801	676,225	724,831	633,435	454,358
Total liabilities	765,742	720,722	774,442	673,401	489,318
Minority interest	41,353	39,565	38,423	40,364	42,643
Shareholders’ equity	$281,404	$304,583	$312,410	$330,013	$294,318
Other Data:
Funds from operations available to common shareholders(1)	$54,975	$54,604	$47,896	$41,379	$34,034
Cash provided by operating activities	85,988	46,785	44,605	46,387	26,685
Cash provided by (used in) investing activities	23,182	42,113	(86,517)	(106,459)	(85,320)
Cash (used in) provided by financing activities	(105,743)	(84,484)	41,238	54,338	65,092
Number of properties (at December 31)(2)	89	81	84	74	64
Company owned GLA (at December 31)(2)	16,030	14,645	15,000	13,022	11,483
Occupancy rate (at December 31)(2)	94.6%	93.6%	93.7%	92.9%	89.7%

(1)	We consider funds from operations, also known as “FFO,” an appropriate supplemental measure of the financial performance of an equity REIT. Under the National Association of Real Estate Investment Trusts (“NAREIT”) definition, FFO represents net income, excluding extraordinary items (as defined under accounting principles generally accepted in the United States of America (“GAAP”)), and gain (loss) on sales of depreciable property, plus real estate related depreciation and amortization (excluding amortization of financing costs), and after adjustments for unconsolidated partnerships and joint ventures. See “Funds From Operations” in Item 7 for a discussion of FFO and a reconciliation of FFO to net income.

(2)	Includes properties owned by us and our joint ventures.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are a fully integrated, self-administered, publicly-traded REIT which owns, develops, acquires, manages and leases community shopping centers (including power centers and single-tenant retail properties) and one enclosed regional mall in the Midwestern, Southeastern and Mid-Atlantic regions of the United States. At December 31, 2007, we owned interests in 89 shopping centers, comprised of 65 community centers, 21 power centers, two single tenant retail properties, and one enclosed regional mall, totaling approximately 20.0 million square feet of GLA. We own approximately 16.0 million square feet of such GLA, with the remaining portion owned by various anchor stores.

Our corporate strategy is to maximize total return for our shareholders by improving operating income and enhancing asset value. We pursue our goal through:

•	The development of new shopping centers in metropolitan markets where we believe demand for a center exists;

•	A proactive approach to redeveloping, renovating and expanding our shopping centers;

•	A proactive approach to leasing vacant spaces and entering into new leases for occupied spaces when leases are about to expire; and

•	The acquisition of community shopping centers, by consolidated entities or off-balance sheet joint ventures, with a focus on grocery and nationally-recognized discount department store anchor tenants.

We have followed a disciplined approach to managing our operations by focusing primarily on enhancing the value of our existing portfolio through strategic sales and successful leasing efforts. We continue to selectively pursue new development, redevelopment and acquisition opportunities.

The highlights of our 2007 activity reflect this strategy:

•	We have five projects are in various stages of development and pre-development encompassing over two million square feet with an estimated total project cost of $376.1 million. As of December 31, 2007, we have spent $65 million on such developments. We intend to wholly own the Northpointe Town Center and Rossford Pointe and therefore anticipate that $82.5 million of the total project costs will be on our balance sheet upon completion of such projects. We anticipate that we will incur $55.7 million of debt to fund these projects. We own 20% of the joint venture that is developing Hartland Towne Square, and our share of the estimated $50.6 million of project costs is $10.1 million. We anticipate that the joint venture will incur $38.0 million to fund the project. The remaining estimated project costs of $243.0 million for The Town Center at Aquia and the Shoppes of Lakeland II are expected to be developed through joint ventures, and therefore be accounted as off-balance sheet assets, although we do not have joint venture partners to date and no assurance can be given that we will have joint venture partners on such projects. As part of our development plans for The Town Center at Aquia and the Shoppes of Lakeland II, we anticipate the joint ventures will incur $182.3 million of debt and raise $48.6 million of equity from joint venture partners.

•	We have eleven redevelopments currently in process, excluding The Town Center at Aquia. We estimate the total project costs of the 11 redevelopment projects in process to be $52.7 million. Five of the redevelopments involve core operating properties and are expected to cost $19.1 million of which $0.7 million has been spent as of December 31, 2007. For the six redevelopment projects at properties held by joint ventures, we estimate off-balance sheet project costs of $33.6 million (our share is estimated to be $8.6 million) of which $9.0 million has been spent as of December 31, 2007 (our share is $2.3 million).

•	During 2007, we opened 91 new non-anchor stores, at an average base rent of $19.22 per square foot, an increase of 19.8% over the portfolio average for non-anchor stores. We also renewed 129 non-anchor leases, at an average base rent of $15.33 per square foot, achieving an increase of 10.8% over prior rental rates. Additionally, we opened seven new anchor stores, at an average base rent of $12.42 per square foot, an increase of 57.2% over the portfolio average for anchor stores. We also renewed five anchor leases, at an average base rent of $4.44 per square foot, an increase of 3.0% over prior rental rates. Overall portfolio average base rents increased to $10.61 in 2007 from $10.09 in 2006.

•	Same center operating income in 2007 increased 5.7% over 2006.

•	We increased the annual dividend to common shareowners to $1.85 per share in 2007 from $1.79 in the prior year.

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

Critical accounting policies are those that are both significant to the overall presentation of our financial condition and results of operations and require management to make difficult, complex or subjective judgments. For example, significant estimates and assumptions have been made with respect to useful lives of assets, recovery ratios, capitalization of development and leasing costs, recoverable amounts of receivables and initial valuations and related amortization periods of deferred costs and intangibles, particularly with respect to property acquisitions. Our critical accounting policies have not materially changed during the year ended December 31, 2007. The following discussion relates to what we believe to be our most critical accounting policies that require our most subjective or complex judgment.

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

There were no impairment charges for the years ended December 31, 2007, 2006 and 2005.

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

Stock Based Compensation

During 2006 we adopted Statement of Financial Accounting Standard 123R “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements as compensation expense based upon the fair value on the grant date. We adopted SFAS 123R using the modified prospective transition method. We determine fair value of such awards using the Black-Scholes option pricing model. The Black-Scholes option pricing model incorporates certain assumptions such as risk-free interest rate, expected volatility, expected dividend yield and expected life of options, in order to arrive at a fair value estimate. Expected volatilities are based on the historical volatility of our stock. Expected lives of options are based on the average holding period of outstanding options and their remaining terms. The risk free interest rate is based upon quoted market yields for United States treasury debt securities. The expected dividend yield is based on our historical dividend rates. We believe the assumptions selected by management are reasonable; however, significant changes could materially impact the results of the calculation of fair value.

Off Balance Sheet Arrangements

We have ten off balance sheet investments in joint ventures in which we own 50% or less of the total ownership interests. We provide leasing, development and property management services to the ten joint ventures. These investments are accounted for under the equity method. Our level of control of these joint ventures is such that we are not required to include them as consolidated subsidiaries. See Note 7 of the Notes to the Consolidated Financial Statements in Item 8.

Results of Operations

Comparison of the Year Ended December 31, 2007 to the Year Ended December 31, 2006

For purposes of comparison between the years ended December 31, 2007 and 2006, “Same Center” refers to the shopping center properties owned by consolidated entities as of January 1, 2006 and December 31, 2007.

In July 2006, we acquired an additional 90% ownership interest in Beacon Square Development LLC. We also acquired an additional 80% ownership interest in Ramco Jacksonville LLC in April 2007, bringing our total ownership interest to 100% for both entities, resulting in the consolidation of such entities in our financial statements. These properties are collectively referred to as the “Acquisitions” in the following discussion.

In November 2006, we sold Collins Pointe Plaza to Ramco 191 LLC, a joint venture with Heitman Value Partners Investments LLC. In December 2006, we sold two shopping centers, Crofton Centre and Merchants Square, to Ramco 450 LLC, our joint venture with an investor advised by Heitman LLC. In March 2007, we sold Chester Springs Shopping Center to this same joint venture. In June 2007, we sold two shopping centers, Shoppes of Lakeland and Kissimmee West, to Ramco HHF KL LLC, a newly formed joint venture. In July 2007, we sold Paulding Pavilion to Ramco 191 LLC, our $75 million joint venture with Heitman Value Partners Investment LLC. In late December 2007, we sold Mission Bay to Ramco/Lion Venture LP. These sales to joint ventures in which we have an ownership interest are collectively referred to as “Dispositions” in the following discussion with the exception of Mission Bay.

Revenues

Although total revenues of $153.3 million in 2007 did not fluctuate when compared to 2006, the individual revenue components varied year over year.

Minimum rents decreased 3.3%, or $3.3 million, in 2007 as follows:

	Increase (Decrease)
	Amount
	(millions)	Percentage

Same Center	$0.7	0.8%
Acquisitions	5.1	1819.3%
Dispositions	(9.1)	(78.7)%

	$(3.3)	(3.3)%

The increase in Same Center minimum rents was principally attributable to the leasing of space to new tenants throughout our Same Center portfolio in 2007, partially offset by a $1.1 million reduction in minimum rents related to centers under redevelopment during 2007.

Recoveries from tenants increased 4.4%, or $1.9 million, in 2007 as follows:

	Increase (Decrease)
	Amount
	(millions)	Percentage

Same Center	$2.9	7.5%
Acquisitions	1.5	1486.1%
Dispositions	(2.6)	(75.4)%

	$1.9	4.4%

The increase in the Same Center recoveries from tenants was primarily due to increases in common area expenses and the increase in electric resale revenue to tenants. Our overall recovery ratio was 98.4% in 2007 compared to 95.2% in 2006.

Recoverable operating expenses are a component of our recovery ratio. These expenses increased 5.6%, or $1.3 million, in 2007 as follows:

	Increase (Decrease)
	Amount
	(millions)	Percentage

Same Center	$2.0	9.5%
Acquisitions	0.6	1901.2%
Dispositions	(1.4)	(72.1)%

	$1.3	5.6%

The $2.0 million increase in Same Center recoverable operating expenses was primarily attributable to higher electric costs from the expansion of our electric resale program.

Fees and management income increased $1.2 million, or 20.3%, to $6.8 million in 2007 as compared to $5.6 million in 2006. The increase was primarily attributable to an increase in acquisition fees of approximately $1.9 million as well as an increase of $0.9 million in management fees. The acquisition fees earned in 2007 relate to the purchase of Cocoa Commons, Old Orchard, Cypress Pointe and Mission Bay by our Ramco/Lion Venture LP joint venture, the purchase of Peachtree Hill, Chester Springs, The Shops on Lane Avenue, Olentangy Plaza and Market Plaza by our Ramco 450 LLC joint venture, the purchase of Shoppes of Lakeland and Kissimmee West by our Ramco HHF KL LLC joint venture, the purchase of Paulding Pavilion by our Ramco 191 LLC joint venture, and the purchase of Nora Plaza by Ramco HHF NP LLC. The increase in management fees was mainly attributed to fees earned for managing the shopping centers owned by our joint ventures. Development fees decreased $1.8 million mainly due to our acquisition of the remaining 80% interest in Ramco Jacksonville LLC.

Other income increased $0.5 million to $4.5 million in 2007. Interest income increased $0.6 million on advances to Ramco Jacksonville related to the River City Marketplace development, there was $0.2 million of miscellaneous income related to the favorable resolution of disputes with tenants and temporary tenant income increased $0.1 million from the same period in 2006. Lease termination income decreased $0.6 million to $1.9 million from $2.4 million in 2006.

Expenses

Total expenses increased 2.4%, or $3.3 million, to $142.4 million in 2007 as compared to $139.1 million in 2006. The increase was mainly driven by increases in depreciation and amortization of $4.3 million, recoverable operating expenses of $1.3 million, and general and administrative expenses of $1.3 million, partially offset by a $2.8 million decrease in interest expense.

Depreciation and amortization expense increased $4.3 million, or 13.2%, in 2007 as follows:

	Increase (Decrease)
	Amount
	(millions)	Percentage

Same Center	$4.6	15.9%
Acquisitions	2.2	1545.8%
Dispositions	(2.5)	(72.3)%

	$4.3	13.2%

Same Centers contributed $4.6 million to the increase of which $4.1 million was directly related to a center we demolished in late December 2007 in anticipation of redevelopment.

General and administrative expense was $14.3 million in 2007, as compared to $13.0 million in 2006, an increase of $1.3 million or 9.9%. The increase in general and administrative expenses was primarily attributable to the Company’s recognition a non-recurring expense in the amount of $1.2 million, net of income tax benefits, relating to an arbitration award in favor of a third-party relating to the alleged breach by the Company of a property management agreement. The Company has made a claim for coverage of the arbitration award and related attorneys’ fees under an insurance policy. The insurer has denied that coverage is available under the policy. The Company intends to pursue recovery from the insurer. Because there can be no assurance that the Company will prevail in obtaining coverage, the non-recurring expense was recognized in 2007.

Interest expense decreased 6.2%, or $2.8 million, in 2007. The summary below identifies the components of the net decrease:

			Increase
	2007	2006	(Decrease)

Average total loan balance	$692,817	$707,752	$(14,934)
Average rate	6.2%	6.4%	(0.2)%

Total interest	$43,244	$45,195	$(1,951)
Amortization of loan fees	1,166	1,129	36
Interest on capital lease obligation	439	416	23
Loan defeasance costs	—	244	(244)
Capitalized interest and other	(2,240)	(1,575)	(665)

	$42,609	$45,409	$(2,801)

Other

Gain on sale of real estate assets increased $9.3 million to $32.6 million in 2007, as compared to $23.3 million in 2006. The increase is due primarily to the gain on the sale of Chester Springs to our Ramco 450 LLC joint venture, the sale of the Shoppes of Lakeland and Kissimmee West to our Ramco HHF KL LLC joint venture, the sale of Paulding Pavilion to our Ramco 191 LLC joint venture, and the sale of land parcels at River City Marketplace. With respect to the sale of Chester Springs and Paulding Pavilion, we recognized 80% of the gain on each sale, representing the portion of the gain attributable to our joint venture partner’s ownership interest. The remaining portion of the gain on each sale has been deferred as we have a 20% ownership interest in the respective joint ventures. With respect to the sale of Shoppes of Lakeland and Kissimmee West, we recognized 93% of the gain on the sale, representing the portion of the gain attributable to our joint venture partner’s ownership interest. The remaining portion of the gain on the sale of these centers has been deferred as we have a 7% ownership interest in the joint venture. 2006 amounts reflect the gain on the sale of our Crofton Plaza and Merchants Square shopping centers to a joint venture in which we have a 20% ownership interest, as well as outlot sales at River City Marketplace. With respect to the sale of Crofton Plaza and Merchants Square to the joint venture, we recognized 80% of the gain on the sale, representing the portion of the gain attributable to the joint venture partner’s 80% ownership interest. The remaining 20% of the gain on the sale of these two centers has been deferred and recorded as a reduction in the carrying amount of our equity investments in and advances to unconsolidated entities.

Minority interest from continuing operations represents the equity in income attributable to the portion of the Operating Partnership not owned by us. The increase in minority interest from $6.2 million in 2006 to $7.3 million in 2007 is primarily the result of the increase in the gain on the sale of real estate assets in 2007.

Earnings from unconsolidated entities represent our proportionate share of the earnings of various joint ventures in which we have an ownership interest. Earnings from unconsolidated entities decreased $0.5 million from $3.0 million in 2006 to $2.5 million in 2007. This decrease is principally due to our consolidation of Ramco Jacksonville, the joint venture that owned River City Marketplace development. The purchase of the remaining 80% ownership interest in Ramco Jacksonville LLC in April 2007 decreased earnings by $0.4 million when compared to the same period in 2006. Also, $0.3 million of the decrease is attributable to our ownership interest in the Ramco/Lion Venture LP joint venture. This decrease is attributable to redevelopment projects at two shopping centers owned by the joint venture.

Discontinued operations, net of minority interest, decreased $1.3 million in 2007. In January 2006, we sold seven centers at a gain of $0.9 million, net of minority interest. In 2007, we did not have any properties classified as discontinued operations.

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

Minimum rents increased 5.6%, or $5.3 million, in 2006 as follows:

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

The increase in the Same Centers recoveries from tenants was primarily due to general increases in common area expenses. Our overall recovery ratio was 95.2% in 2006 compared to 97.8% in 2005. The decrease in this ratio was the result of adjustments of prior year’s estimated recoveries to actual based on true-up billings completed in the first quarter. The adjustment of 2004 year-end estimates resulted in an increase in the recovery ratio in 2005, while the adjustment of 2005 year-end estimates resulted in a decrease in the recovery ratio in 2006.

Recoverable operating expenses are a component of our recovery ratio. These expenses increased 9.7%, or $3.9 million, in 2006 as follows:

	Increase
	Amount
	(millions)	Percentage

Same Center	$2.8	7.0%
Acquisitions	1.1	2.7%

	$3.9	9.7%

The increase in Same Center recoverable operating expenses was primarily attributable to higher insurance costs at our Florida shopping centers.

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

Depreciation and amortization expense increased $2.1 million, or 6.7%, in 2006 as follows:

	Increase
	Amount
	(millions)	Percentage

Same Center	$0.9	4.3%
Acquisitions	1.2	57.1%

	$2.1	6.7%

Depreciation expense related to Same Centers primarily increased due to redevelopment projects completed during 2005 and 2006.

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

Interest expense increased 7.1%, or $3.0 million, in 2006. The summary below identifies the components of the net increase:

			Increase
	2006	2005	(Decrease)
	(Dollars in thousands)

Average total loan balance	$707,752	$674,360	$33,392
Average rate	6.4%	6.1%	0.3%

Total Interest	$45,195	$41,042	$4,153
Amortization of loan fees	1,129	2,283	(1,154)
Interest on capital lease obligation	416	—	416
Loan defeasance costs	244	—	244
Capitalized interest and other	(1,575)	(904)	(671)

	$45,409	$42,421	$2,988

Other

Gain on sale of real estate assets increased $22.3 million, to $23.4 million in 2006, as compared to $1.1 million in 2005. The increase is due primarily to the gain on the sale of our Crofton Plaza and Merchants Square shopping centers to a joint venture in which we have a 20% ownership interest, as well as increased outlot sales at River City Marketplace. With respect to the sale of Crofton Plaza and Merchants Square to the joint venture, we recognized

80% of the gain on the sale, representing the portion of the gain attributable to the joint venture partner’s 80% ownership interest.

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

Liquidity and Capital Resources

The principal uses of our liquidity and capital resources are for operations, developments, redevelopments, including expansion and renovation programs, acquisitions, and debt repayment, as well as dividend payments in accordance with REIT requirements and repurchases of our common shares. We anticipate that the combination of cash on hand, cash provided by operating activities, the availability under our Credit Facility, our access to the capital markets and the sale of existing properties will satisfy our expected working capital requirements through at least the next 12 months and allow us to achieve continued growth. Although we believe that the combination of factors discussed above will provide sufficient liquidity, no such assurance can be given.

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

The acquisitions, developments and redevelopments, including expansion and renovation programs, that we made during 2007 generally were financed through cash provided from operating activities, sales of properties to joint ventures in which we have an ownership interest, and mortgage refinancings. Total debt outstanding was approximately $690.8 million at December 31, 2007 as compared to $676.2 million at December 31, 2006.

The following is a summary of our cash flow activities (dollars in thousands):

	Year Ended December 31,
	2007	2006	2005

Cash provided by operating activities	$85,988	$46,785	$44,605
Cash provided by (used in) investing activities	23,182	42,113	(86,517)
Cash (used in) provided by financing activities	(105,743)	(84,484)	41,238

For the year ended December 31, 2007, we generated $86.0 million in cash flows from operating activities, as compared to $46.8 million in 2006. Cash flows from operating activities increased during 2007 mainly due to higher net cash provided by accounts receivable, other assets, accounts payable and accrued expenses. For the year ended December 31, 2007, investing activities provided $23.2 million of cash flows, as compared to $42.1 million in 2006. Cash flows from investing activities were lower in 2007 due to $47.0 million of cash received from sales of discontinued operations in 2006, partially offset in 2006 by proceeds from the sale of real estate assets, cash received on a note receivable due from Ramco Jacksonville, as well as proceeds from sales of shopping centers to our joint ventures. During 2007, we incurred additional spending for investments in real estate and additional investments and advances in our joint ventures when compared to 2006. During 2007, cash flows used in financing activities were $105.7 million, as compared to $84.8 million during the same period in 2006. In 2007, we repurchased $26.0 million of preferred shares, repaid $317.1 million of mortgages and notes payable (compared to $172.5 million in 2006), and paid in full all amounts due under our unsecured subordinated term loan, partially offset by borrowings of $28.1 million of junior subordinated debt, and increased borrowings of $114.6 million of mortgages and notes payable in 2007, when compared to 2006.

To maintain our qualification as a REIT under the Code, we are required to distribute to our shareholders at least 90% of our REIT taxable income (as defined in the Code). We satisfied the REIT requirement with distributed common and preferred share dividends of $35.3 million in 2007, $36.4 million in 2006 and $35.8 million in 2005.

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

In November 2007, the Company issued $28.1 million of junior subordinated notes maturing in January 2038. The notes are interest only at a fixed rate of 7.9% through January 2013, at which time we may redeem them or the rate converts to floating rate at LIBOR plus 330 basis points until maturity. The notes were issued in conjunction with the redemption of the Company’s series B cumulative redeemable preferred shares.

In December 2007, the Company closed on a $40.0 million term loan, secured by certain property, maturing in December 2008 to replace a previous loan that matured in December 2007. The loan carries a floating rate of interest at LIBOR plus 150 basis points and can be extended until March 2009.

Under terms of various debt agreements, we may be required to maintain interest rate swap agreements to reduce the impact of changes in interest rate on our floating rate debt. We have interest rate swap agreements with an aggregate notional amount of $80.0 million at December 31, 2007. Based on rates in effect at December 31, 2007, the agreements provide for fixed rates of 6.2% to 6.6% and expire at December 2008 through March 2009.

After taking into account the impact of converting our variable rate debt into fixed rate debt by use of the interest rate swap agreements, at December 31, 2007 our variable rate debt accounted for approximately $187.5 million of outstanding debt with a weighted average interest rate of 6.5%. Variable rate debt accounted for approximately 27.2% of our total debt and 16.3% of our total capitalization.

We have $559.6 million of mortgage loans encumbering our consolidated properties, and $126.0 million of mortgage loans for properties held by our unconsolidated joint ventures (representing our pro rata share). Such mortgage loans are generally non-recourse, subject to certain exceptions for which we would be liable for any resulting losses incurred by the lender. These exceptions vary from loan to loan but generally include fraud or a material misrepresentation, misstatement or omission by the borrower, intentional or grossly negligent conduct by the borrower that harms the property or results in a loss to the lender, filing of a bankruptcy petition by the borrower, either directly or indirectly, and certain environmental liabilities. In addition, upon the occurrence of certain of such events, such as fraud or filing of a bankruptcy petition by the borrower, we would be liable for the entire outstanding balance of the loan, all interest accrued thereon and certain other costs, penalties and expenses.

The unconsolidated joint ventures in which our Operating Partnership owns an interest and which are accounted for by the equity method of accounting are subject to mortgage indebtedness, which in most instances is non-recourse. At December 31, 2007, our pro rata share of mortgage debt for the unconsolidated joint ventures was $126.0 million with a weighted average interest rate of 6.4%. Our pro rata share of fixed rate debt for the unconsolidated joint ventures amounted to $119.7 million, or 95.0% of our total pro rata share of such debt. The mortgage debt of $16.3 million at Peachtree Hill, a shopping center owned by our Ramco 450 Venture LLC, is recourse debt.

Investments in Unconsolidated Entities

In 2007, we formed Ramco HHF KL LLC, a joint venture with a discretionary fund managed by Heitman LLC that invests in core assets. We own 7% of the joint venture and our joint venture partner owns 93%. Subsequent to the formation of the joint venture, we sold Shoppes of Lakeland in Lakeland, Florida and Kissimmee West in Kissimmee, Florida to the joint venture. The Company recognized 93% of the gain on the sale of these two centers to the joint venture, representing the gain attributable to the joint venture partner’s 93% ownership interest. The remaining 7% of the gain on the sale of these two centers has been deferred and recorded as a reduction in the carrying amount of the Company’s equity investments in and advances to unconsolidated entities.

In 2007, we formed Ramco HHF NP LLC, a joint venture with a discretionary fund managed by Heitman LLC that invests in core assets. We own 7% of the joint venture and our joint venture partner owns 93%. In August 2007, the joint venture acquired Nora Plaza located in Indianapolis, Indiana.

In 2007, we formed Ramco Highland Disposition LLC, a joint venture with Hartland Realty Partners LLC to develop Hartland Towne Square, a traditional community center in Hartland, Michigan. We own 20% of the joint venture and our joint venture partner owns 80%. As of December 31, 2007, the joint venture has $10.5 million of variable rate debt.

In 2007, we formed Ramco Jacksonville North Industrial LLC, a joint venture formed to develop land adjunct to our River City Marketplace shopping center. We own 5% of the joint venture and our joint venture partner owns 95%. As of December 31, 2007, the joint venture has $0.7 million of variable rate debt.

During 2007, we acquired the remaining 80% interest in Ramco Jacksonville LLC, an entity that was formed to develop a shopping center in Jacksonville, Florida.

We are currently negotiating the sale of a number of stabilized, core portfolio assets with an approximate value of $260 million to a new joint venture. Proceeds from this transaction will be used to fund our business plan for 2008 and 2009 as well as pay down debt.

Contractual Obligations

The following are our contractual cash obligations as of December 31, 2007 (dollars in thousands):

		Payments Due by Period
		Less than	1 - 3	4 - 5	After 5
Contractual Obligations	Total	1 year	years	years	years

Mortgages and notes payable, principal	$690,801	$207,521	$154,964	$61,943	$266,373
Interest on mortgages and notes payable	210,207	41,792	56,984	35,391	76,040
Employment contracts	2,052	261	1,343	448	—
Capital lease	10,018	677	1,354	1,354	6,633
Operating leases	6,989	853	1,805	1,854	2,477
Unconditional construction cost obligations	5,023	5,023	—	—	—

Total contractual cash obligations	$925,090	$256,127	$216,450	$100,990	$351,523

At December 31, 2007, we did not have any contractual obligations that required or allowed settlement, in whole or in part, with consideration other than cash.

Mortgages and notes payable

See the analysis of our debt included in “Liquidity and Capital Resources” above.

Employment Contracts

We have employment contracts with certain of our various officers that contain minimum guaranteed compensation.

Operating and Capital Leases

We lease office space for our corporate headquarters and our Florida office under operating leases. We also have an operating lease at our Taylors Square shopping center and a capital ground lease at our Gaines Marketplace shopping center.

Construction Costs

In connection with the development and expansion of various shopping centers as of December 31, 2007, we have entered into agreements for construction activities with an aggregate cost of approximately $5.0 million.

Planned Capital Spending

During 2007, we spent approximately $7.8 million on revenue-generating capital expenditures, including tenant improvements, leasing commissions paid to third-party brokers, legal costs relative to lease documents and capitalized leasing and construction costs. These types of investments generate a return through rents from tenants over the terms of their leases. Revenue-enhancing capital expenditures, including expansions, renovations and repositionings, were approximately $45.2 million in 2007. Revenue neutral capital expenditures, such as roof and parking lot repairs, which are anticipated to be recovered from tenants, amounted to approximately $2.5 million in 2007.

In 2008, we anticipate spending approximately $30.2 million for revenue-generating, revenue-enhancing and revenue neutral capital expenditures, including $15.3 million for approved redevelopment projects.

We are also working on five additional redevelopments that are in the final planning stages that are not included in such amounts. Further, we anticipate spending $14.7 million in 2008 for ongoing development projects.

In addition, after an in-depth analysis of our business plan going forward, we intend to de-emphasize our acquisition program as a primary driver of growth. Acquisitions are planned to be more opportunistic in nature and the volume of these purchases are expected to be substantially less than in 2007. We estimate our capital needs to carry out our 2008 acquisition activities will be approximately $7 million.

Capitalization

At December 31, 2007, our market capitalization amounted to $1.2 billion. Market capitalization consisted of $690.8 million of debt (including property-specific mortgages, an Unsecured Credit Facility consisting of a Term Loan Credit Facility and a Revolving Credit Facility, a Secured Term Loan, and a Junior Subordinated Note), and $457.1 million of common shares and Operating Partnership units at market value. Our debt to total market capitalization was 60.2% at December 31, 2007, as compared to 44.5% at December 31, 2006. After taking into account the impact of converting our variable rate debt into fixed rate debt by use of interest rate swap agreements, our outstanding debt at December 31, 2007 had a weighted average interest rate of 6.2% and consisted of $503.3 million of fixed rate debt and $187.5 million of variable rate debt. Outstanding letters of credit issued under the Credit Facility total approximately $1.8 million.

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

On October 8, 2007, we announced that we would redeem all of our outstanding 9.5% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest on November 12, 2007. The shares were redeemed at $25.00 per share, resulting in a charge to equity of approximately $1.2 million, plus accrued and unpaid dividends to the redemption date without interest.

At December 31, 2007, the minority interest in the Operating Partnership represented a 13.6% ownership in the Operating Partnership. The OP Units may, under certain circumstances, be exchanged for our common shares of beneficial interest on a one-for-one basis. We, as sole general partner of the Operating Partnership, have the option, but not the obligation, to settle exchanged OP Units held by others in cash based on the current trading price of our common shares of beneficial interest. Assuming the exchange of all OP Units, there would have been 21,388,265 of our common shares of beneficial interest outstanding at December 31, 2007, with a market value of approximately $457.1 million (based on the closing price of $21.37 per share on December 31, 2007).

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

The following table illustrates the calculations of FFO (in thousands, except per share data):

	Years Ended December 31,
	2007	2006	2005

Net income	$38,675	$35,624	$18,493
Add:
Depreciation and amortization expense	40,924	35,068	33,335
Minority interest in partnership:
Continuing operations	7,310	6,241	2,833
Discontinued operations	—	69	527
Less:
Gain on sale of depreciable property	(29,869)	(19,109)	(637)
Discontinued operations, gain on sale of property, net of minority interest	—	(914)	—

Funds from operations	57,040	56,979	54,551
Less:
Preferred stock dividends(1)	(2,065)	(2,375)	(6,655)

Funds from operations available to common shareholders(2)	$54,975	$54,604	$47,896

Weighted average equivalent shares outstanding, diluted(1)	21,449	21,536	19,810

Funds from operations available for common shareholders, per diluted share	$2.56	$2.54	$2.42

(1)	In 2007 and 2006, the Series C Preferred Shares were dilutive and therefore, the dividends paid were not included in the calculation of our diluted FFO. In 2005, the Series C Preferred Shares were anti-dilutive and reduced diluted FFO by $4.3 million for dividends paid.

(2)	In 2007, loss on redemption of preferred shares in the amount of $1.3 million was not included in our FFO calculations.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” which among other things, provides guidance and establishes amended accounting and reporting standards for a parent company’s noncontrolling interest in a subsidiary. We are currently evaluating the impact of adopting the statement, which is effective for fiscal years beginning on or after December 15, 2008.

In December 2007, the FASB issued Statement No. 141R, “Business Combinations,” (“SFAS No. 141R”) which replaces SFAS No. 141, Business Combinations. SFAS No. 141R establishes principles and requirements for how an acquirer entity recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed (including intangibles) and any noncontrolling interests in the acquired entity. We are currently evaluating the impact of adopting the statement, which is effective for fiscal years beginning on or after December 15, 2008.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Statement No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, although early application is allowed. We are currently evaluating the application of this Statement and its effect on our financial position and results of operations.

In July 2006, the FASB issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109”. Interpretation 48, which clarifies Statement No. 109, “Accounting for Income Taxes,” establishes the criterion that an individual tax position has to meet for some or all of the benefits of that position to be recognized in our financial statements. We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”) on January 1, 2007. FIN 48 defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Adoption of FIN 48 did not have a material effect on the our results of operations or financial position.

We have no unrecognized tax benefits as of the January 1, 2007 adoption date or as of December 31, 2007. We expect no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2007. We have no interest or penalties relating to income taxes recognized in the statement of operations for the twelve months ended December 31, 2007 or in the balance sheet as of December 31, 2007. It is our accounting policy to classify interest and penalties relating to unrecognized tax benefits as interest expense and tax expense, respectively. As of December 31, 2007, returns for the calendar years 2004 through 2007 remain subject to examination by the Internal Revenue Service (“IRS”) and various state and local tax jurisdictions. As of December 31, 2007, certain returns for calendar year 2003 also remain subject to examination by various state and local tax jurisdictions.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We have exposure to interest rate risk on our variable rate debt obligations. We are not subject to any foreign currency exchange rate risk or commodity price risk, or other material rate or price risks. Based on our debt and interest rates and the interest rate swap agreements in effect at December 31, 2007, a 100 basis point change in interest rates would affect our annual earnings and cash flows by approximately $1.1 million. We believe that a 100 basis point change in interest rates would impact the fair value of our total outstanding debt at December 31, 2007 by approximately $18.5 million.

Under terms of various debt agreements, we may be required to maintain interest rate swap agreements to reduce the impact of changes in interest rates on our floating rate debt. We have interest rate swap agreements with an aggregate notional amount of $80.0 million at December 31, 2007. Based on rates in effect at December 31, 2007, the interest rate swap agreements provide for fixed rates of 6.2% to 6.6% and expire December 2008 through March 2009.

Subsequent to December 31, 2007, we entered in $80.0 million of interest rate swap contracts to extend the maturity date to December 13, 2010 related to existing contracts and put in place an interest rate swap contract of $20.0 million through December 13, 2010. Based on rates in effect at December 31, 2007, these agreements for notional amounts aggregating $100.0 million would provide for fixed rates ranging from 4.4% to 4.7% on a portion of the Credit Facility and expire in December 2010.

The following table sets forth information as of December 31, 2007 concerning our long-term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates of maturing amounts and fair market value (dollars in thousands):

								Fair
	2008	2009	2010	2011	2012	Thereafter	Total	Value

Fixed-rate debt	$47,745	$27,481	$99,723	$27,932	$34,011	$266,374	$503,266	$494,843
Average interest rate	5.2%	7.0%	6.6%	7.4%	6.8%	5.7%	6.1%	6.2%
Variable-rate debt	$159,776	$7,760	$20,000	$—	$—	$—	$187,536	$187,536
Average interest rate	6.5%	6.7%	6.5%	—	—	—	6.5%	6.5%

We estimated the fair value of our fixed rate mortgages using a discounted cash flow analysis, based on our incremental borrowing rates for similar types of borrowing arrangements with the same remaining maturity. Considerable judgment is required to develop estimated fair values of financial instruments. The table incorporates only those exposures that exist at December 31, 2007 and does not consider those exposures or positions which could arise after that date or firm commitments as of such date. Therefore, the information presented therein has limited predictive value. Our actual interest rate fluctuations will depend on the exposures that arise during the period and interest rates. Therefore, the information presented therein has limited predictive value. Our actual interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

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

We carried out an assessment as of December 31, 2007 of the effectiveness of the design and operation of our disclosure controls and procedures. This assessment was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on such evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that such disclosure controls and procedures were effective as of December 31, 2007.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining effective internal control over financial reporting as such term is defined under Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended.

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

Management of Ramco-Gershenson Properties Trust conducted an assessment of our internal controls over financial reporting as of December 31, 2007 using the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2007.

Our independent registered public accounting firm, Grant Thornton LLP, has issued an attestation report on our internal control over financial reporting. Their report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and shareholders
Ramco-Gershenson Properties Trust

We have audited Ramco-Gershenson Properties Trust and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Ramco-Gershenson Properties Trust and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Ramco-Gershenson Properties Trust and subsidiaries’ internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Ramco-Gershenson Properties Trust and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ramco-Gershenson Properties Trust and subsidiaries as of December 31, 2007 and 2006 and the related consolidated statements of income and comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2007 and our report dated March 10, 2008 expressed an unqualified opinion on those financial statements.

/s/  Grant Thornton LLP

Southfield, Michigan
March 10, 2008

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated herein by reference to our proxy statement for the 2008 annual meeting of shareholders (the “Proxy Statement”) under the captions “Proposal 1-Election of Trustees — Trustees and Executive Officers,” “Proposal 1-Election of Trustees — Committees of the Board,” “Proposal 1-Election of Trustees — Corporate Governance,” and “Additional Information — Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11.	Executive Compensation.

The information required by this Item is incorporated herein by reference to our Proxy Statement under the captions “Proposal 1-Election of Trustees — Trustee Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” and “Executive Compensation Tables.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding our equity compensation plans as of December 31, 2007:

Number of Securities
	Number of Securities				Remaining Available
	to be Issued		Weighted-Average		for Future Issuances
	Upon Exercise of		Exercise Price of		Under Equity Compensation
	Outstanding Options,		Outstanding Options,		Plans (Excluding Securities
	Warrants and Rights		Warrants and Rights		Reflected in Column (a))
Plan Category	(a)		(b)		(c)

Equity compensation plans approved by security holders(1)	696,305	(2)	$28.45	(3)	374,353	(4)
Equity compensation plans not approved by security holders	—		—		—

Total	696,305		$28.45		374,353

(1)	Consists of grants made under the 1996 Share Option Plan, 1997 Non-Employee Trustee Stock Option Plan, 2003 Long-Term Incentive Plan and 2003 Non-Employee Trustee Stock Option Plan.

(2)	Consists of 344,437 options outstanding, 218,800 deferred common shares (see Note 16 of the Consolidated Financial Statements) and 133,068 shares of restricted stock issuable on the satisfaction of applicable performance measures. The number of shares of restricted stock overstates dilution to the extent we do not satisfy the applicable performance measures. In particular, subsequent to December 31, 2007, the Compensation Committee determined that we did not achieve certain performance measures underlying restricted share grants, resulting in the forfeiture of 39,099 shares of restricted stock that are listed in this column as of December 31, 2007.

(3)	Solely consists of outstanding options, as the deferred common shares and shares of restricted stock do not have an exercise price.

(4)	Includes 328,353 securities available for issuance under the 2003 Long-Term Incentive Plan and 46,000 options available for issuance under the 2003 Non-Employee Trustee Stock Option Plan.

Additional information required by this Item is incorporated herein by reference to our Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference to our Proxy Statement under the captions “Related Person Transactions,” and “Proposal 1-Election of Trustees — Committees of the Board.”

Item 14.	Principal Accountant Fees and Services.

The information required by this Item is incorporated herein by reference to our Proxy Statement under the captions “Audit Committee Disclosure,” and “Report of the Audit Committee.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) (1) Consolidated financial statements. See “Item 8 — Financial Statements and Supplementary Data.”

(2) Financial statement schedule. See “Item 8 — Financial Statements and Supplementary Data.”

(3) Exhibits

3.1		Amended and Restated Declaration of Trust of the Company, dated October 2, 1997, incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.
3.2		Articles Supplementary to Ramco-Gershenson Properties Trust Declaration of Trust, incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K dated December 12, 2007.
3	.3*	By-Laws of the Company, as amended and restated as of March 10, 2008.
4.1		Amended and Restated Fixed Rate Note ($110 million), dated March 30, 2007, by and Between Ramco Jacksonville LLC and JPMorgan Chase Bank, N.A., incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K dated April 16, 2007.
4.2		Amended and Restated Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated March 30, 2007, by and between Ramco Jacksonville LLC and JPMorgan Chase Bank, N.A., incorporated by reference to Exhibit 4.2 to Registrant’s Form 8-K dated April 16, 2007.
4.3		Assignment of Leases and Rents, dated March 30, 2007, by and between Ramco Jacksonville LLC and JPMorgan Chase Bank, N.A., incorporated by reference to Exhibit 4.3 to Registrant’s Form 8-K dated April 16, 2007.
4.4		Environmental Liabilities Agreement, dated March 30, 2007, by and between Ramco Jacksonville LLC and JPMorgan Chase Bank, N.A., incorporated by reference to Exhibit 4.4 to Registrant’s Form 8-K dated April 16, 2007.
4.5		Guaranty, dated March 30, 2007, by and between Ramco Jacksonville LLC and JPMorgan Chase Bank, N.A., incorporated by reference to Exhibit 4.5 to Registrant’s Form 8-K dated April 16, 2007.
4.6		Acknowledgment of Property Manager, dated March 30, 2007 by and between Ramco-Gershenson, Inc. and JPMorgan Chase Bank, N.A., incorporated by reference to Exhibit 4.6 to Registrant’s Form 8-K dated April 16, 2007.
10.1		1996 Share Option Plan of the Company, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1996.**

10.2		Change of Venue Merger Agreement dated as of October 2, 1997 between the Company (formerly known as RGPT Trust, a Maryland real estate investment trust), and Ramco-Gershenson Properties Trust, a Massachusetts business trust, incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997
10.3		Exchange Rights Agreement dated as of September 4, 1998 between Ramco-Gershenson Properties Trust, and A.T.C., L.L.C., incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1998.
10.4		Limited Liability Company Agreement of Ramco/West Acres LLC., incorporated by reference to Exhibit 10.53 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2001.
10.5		Assignment and Assumption Agreement dated September 28, 2001 among Flint Retail, LLC and Ramco/West Acres LLC and State Street Bank and Trust for holders of J.P. Mortgage Commercial Mortgage Pass-Through Certificates, incorporated by reference to Exhibit 10.54 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2001.
10.6		Limited Liability Company Agreement of Ramco/Shenandoah LLC., Incorporated by reference to Exhibit 10.41 to the Company’s on Form 10-K for the year ended December 31, 2001.
10.7		Purchase and Sale Agreement, dated May 21, 2002 between Ramco-Gershenson Properties, L.P. and Shop Invest, LLC., incorporated by reference to Exhibit 10.46 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002.
10.8		Ramco-Gershenson Properties Trust 2003 Long-Term Incentive Plan, incorporated by reference to Appendix B of the Company’s 2003 Proxy Statement filed on April 28, 2003.**
10.9		Ramco-Gershenson Properties Trust 2003 Non-Employee Trustee Stock Option Plan, incorporated by reference to Appendix C of the Company’s 2003 Proxy Statement filed on April 28, 2003.**
10.10		Amended and Restated Limited Partnership Agreement of Ramco/Lion Venture LP, dated as of December 29, 2004, by Ramco-Gershenson Properties, L.P., as a limited partner, Ramco Lion LLC, as a general partner, CLPF-Ramco, L.P. as a limited partner, and CLPF-Ramco GP, LLC as a general partner, incorporated by reference Exhibit 10.62 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.
10	.11*	Summary of Trustee Compensation Program.**
10.12		Form of Nonstatutory Stock Option Agreement, incorporated by reference Exhibit 10.66 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.**
10.13		Second Amended and Restated Limited Liability Company Agreement of Ramco Jacksonville LLC, dated March 1, 2005, by Ramco-Gershenson Properties , L.P. and SGC Equities LLC., incorporated by reference Exhibit 10.65 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2005.
10.14		Employment Agreement, dated as of February 24, 2006, between the Company and Thomas Litzler, incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K dated February 24, 2006.**
10.15		Form of Restricted Stock Award Agreement Under 2003 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K dated June 16, 2006.**
10.16		Form of Trustee Stock Option Award Agreement Under 2003 Non-Employee Trustee Stock Option Plan, incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K dated June 16, 2006.**
10.17		Employment Agreement, dated as of August 1, 2007, between the Company and Dennis Gershenson, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007.**
10.18		Change in Control Policy, dated July 10, 2007, between Ramco-Gershenson Properties Trust and the Specified Officers of the Trust, incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K dated July 10, 2007.**
12	.1*	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
21	.1*	Subsidiaries

23	.1*	Consent of Grant Thornton LLP.
31	.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of Chief Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	Management contract or compensatory plan or arrangement

The Company has not filed certain instruments with respect to long-term debt that did not exceed 10% of the Company’s total assets. The Company will furnish a copy of such agreements with the SEC upon request.

15(b) The exhibits listed at item 15(a)(3) that are noted ‘filed herewith’ are hereby filed with this report.

15(c) The financial statement schedules listed at Item 15(a)(2) are hereby filed with this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ramco-Gershenson Properties Trust

Dated: March 10, 2008	By: /s/ Dennis E. Gershenson Dennis E. Gershenson, Chairman, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of registrant and in the capacities and on the dates indicated.

Dated: March 10, 2008	By: /s/ Dennis E. Gershenson Dennis E. Gershenson, Trustee, Chairman, President and Chief Executive Officer (Principal Executive Officer)

Dated: March 10, 2008	By: /s/ Stephen R. Blank Stephen R. Blank, Trustee

Dated: March 10, 2008	By: /s/ Arthur H. Goldberg Arthur H. Goldberg, Trustee

Dated: March 10, 2008	By: /s/ Robert A. Meister Robert A. Meister, Trustee

Dated: March 10, 2008	By: /s/ Joel M. Pashcow Joel M. Pashcow, Trustee

Dated: March 10, 2008	By: /s/ Mark K. Rosenfeld Mark K. Rosenfeld Trustee

Dated: March 10, 2008	By: /s/ Michael A. Ward Michael A. Ward, Trustee

Dated: March 10, 2008	By: /s/ Richard J. Smith Richard J. Smith, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and shareholders
Ramco-Gershenson Properties Trust

We have audited the accompanying consolidated balance sheets of Ramco-Gershenson Properties Trust and subsidiaries (“the Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ramco-Gershenson Properties Trust and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Statement No. 123R, “Share Based Payments,” in 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ramco-Gershenson Properties Trust and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 10, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ GRANT THORNTON LLP

Southfield, Michigan
March 10, 2008

RAMCO-GERSHENSON PROPERTIES TRUST

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(In thousands, except
	per share amounts)

ASSETS
Investment in real estate, net	$876,410	$897,975
Cash and cash equivalents	14,977	11,550
Restricted cash	5,777	7,772
Accounts receivable, net	35,787	33,692
Equity investments in and advances to unconsolidated entities	117,987	75,824
Other assets, net	37,561	38,057

Total Assets	$1,088,499	$1,064,870

LIABILITIES AND SHAREHOLDERS’ EQUITY
Mortgages and notes payable	$690,801	$676,225
Accounts payable and accrued expenses	57,614	26,424
Distributions payable	9,884	10,391
Capital lease obligation	7,443	7,682

Total Liabilities	765,742	720,722
Minority Interest	41,353	39,565
SHAREHOLDERS’ EQUITY
Preferred Shares of Beneficial Interest, par value $0.01, 10,000 shares authorized:
9.5% Series B Cumulative Redeemable Preferred Shares; 1,000 issued and outstanding, liquidation value of $25,000 as of December 31, 2006	—	23,804
7.95% Series C Cumulative Convertible Preferred Shares; 1,889 issued and 1,888 outstanding as of December 31, 2006	—	51,714
Common Shares of Beneficial Interest, par value $0.01, 45,000 shares authorized; 18,470 and 16,580 issued and outstanding as of December 31, 2007 and 2006, respectively	185	166
Additional paid-in capital	388,164	335,738
Accumulated other comprehensive income (loss)	(845)	247
Cumulative distributions in excess of net income	(106,100)	(107,086)

Total Shareholders’ Equity	281,404	304,583

Total Liabilities and Shareholders’ Equity	$1,088,499	$1,064,870

See notes to consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except
	per share amounts)

REVENUES
Minimum rents	$97,195	$100,494	$95,163
Percentage rents	676	922	749
Recoveries from tenants	44,021	42,165	39,466
Fees and management income	6,831	5,676	5,478
Other income	4,532	3,992	4,023

Total revenues	153,255	153,249	144,879

EXPENSES
Real estate taxes	20,069	20,903	18,334
Recoverable operating expenses	24,678	23,377	22,023
Depreciation and amortization	36,976	32,675	30,572
Other operating expenses	3,786	3,717	3,261
General and administrative	14,291	13,000	13,509
Interest expense	42,609	45,409	42,421

Total expenses	142,409	139,081	130,120

Income from continuing operations before gain on sale of real estate assets, minority interest and earnings from unconsolidated entities	10,846	14,168	14,759
Gain on sale of real estate assets, net of taxes of $4,418, $2,253 and $298 in 2007, 2006 and 2005, respectively	32,643	23,388	1,136
Minority interest	(7,310)	(6,241)	(2,833)
Earnings from unconsolidated entities	2,496	3,002	2,400

Income from continuing operations	38,675	34,317	15,462

Discontinued operations, net of minority interest:
Gain on sale of property	—	914	—
Income from operations	—	393	3,031

Income from discontinued operations	—	1,307	3,031

Net income	38,675	35,624	18,493
Preferred share dividends	(3,146)	(6,655)	(6,655)
Loss on redemption of preferred shares	(1,269)	—	—

Net income available to common shareholders	$34,260	$28,969	$11,838

Basic earnings per share:
Income from continuing operations	$1.92	$1.66	$0.52
Income from discontinued operations	—	0.08	0.18

Net income	$1.92	$1.74	$0.70

Diluted earnings per share:
Income from continuing operations	$1.91	$1.65	$0.52
Income from discontinued operations	—	0.08	0.18

Net income	$1.91	$1.73	$0.70

Basic weighted average shares outstanding	17,851	16,665	16,837

Diluted weighted average shares outstanding	18,529	16,718	16,880

COMPREHENSIVE INCOME
Net income	$38,675	$35,624	$18,493
Other comprehensive income :
Unrealized gains (losses) on interest rate swaps	(1,092)	291	(264)

Comprehensive income	$37,583	$35,915	$18,229

See notes to consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands, except share amounts)

				Accumulated	Cumulative
		Common	Additional	Other	Distributions in	Total
	Preferred	Shares Par	Paid-In	Comprehensive	Excess of	Shareholders’
	Shares	Value	Capital	Income (Loss)	Net Income	Equity

Balance, January 1, 2005	$75,545	$168	$342,719	$220	$(88,639)	$330,013
Cash distributions declared	—	—	—	—	(29,469)	(29,469)
Preferred shares dividends declared	—	—	—	—	(6,655)	(6,655)
Stock options exercised	—	—	292	—	—	292
Net income and comprehensive income	—	—	—	(264)	18,493	18,229

Balance, December 31, 2005	75,545	168	343,011	(44)	(106,270)	312,410
Cash distributions declared	—	—	—	—	(29,785)	(29,785)
Preferred shares dividends declared	—	—	—	—	(6,655)	(6,655)
Stock options exercised	—	—	298	—	—	298
Share-based compensation expense	—	—	204	—	—	204
Conversion of Series C Preferred Shares to common shares	(27)	—	27	—	—	—
Repurchase and retirement of common shares	—	(2)	(7,802)	—	—	(7,804)
Net income and comprehensive income	—	—	—	291	35,624	35,915

Balance, December 31, 2006	75,518	166	335,738	247	(107,086)	304,583
Cash distributions declared	—	—	—	—	(33,274)	(33,274)
Preferred shares dividends declared	—	—	—	—	(3,146)	(3,146)
Stock options exercised	—	—	268	—	—	268
Share-based compensation expense	—	—	1,323	—	—	1,323
Redemption of 1,000 shares of Series B Preferred Stock	(23,804)	—	(7)	—	(1,234)	(25,045)
Redemption of 31 shares of Series C Preferred Stock	(853)	—	—	—	(35)	(888)
Conversion of 1,857 shares of Series C Preferred Shares to common shares	(50,861)	19	50,842	—	—	—
Net income and comprehensive income	—	—	—	(1,092)	38,675	37,583

Balance, December 31, 2007	$—	$185	$388,164	$(845)	$(106,100)	$281,404

See notes to consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Cash Flows from Operating Activities:
Net income	$38,675	$35,624	$18,493
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,976	32,675	30,572
Amortization of deferred financing costs	1,166	1,129	2,286
Gain on sale of real estate assets	(32,643)	(23,388)	(1,136)
Write-off of development costs	—	—	926
Earnings from unconsolidated entities	(2,496)	(3,002)	(2,400)
Discontinued operations	—	(393)	(3,031)
Minority interest	7,310	6,241	2,833
Distributions received from unconsolidated entities	5,934	2,872	1,964
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	379	(986)	(5,062)
Other assets	4,656	1,782	(4,266)
Accounts payable and accrued expenses	26,031	(5,324)	(1,153)

Net Cash Provided by Continuing Operating Activities	85,988	47,230	40,026
Gain on Sale of Discontinued Operations	—	(914)	—
Operating Cash from Discontinued Operations	—	469	4,579

Net Cash Provided by Operating Activities	85,988	46,785	44,605

Cash Flows from Investing Activities:
Real estate developed or acquired, net of liabilities assumed	(87,133)	(50,424)	(59,468)
Investment in and advances to unconsolidated entities	(38,177)	(22,886)	(45,383)
Payments on notes receivable from joint ventures, net	13,500	—	9,451
Proceeds from sales of real estate assets	60,176	31,948	9,441
Proceeds from sale of property to joint ventures	72,821	36,454	—
Decrease (increase) in restricted cash	1,995	21	(558)

Net Cash Provided by (Used In) Continuing Investing Activities	23,182	(4,887)	(86,517)
Investing Cash from Discontinued Operations	—	47,000	—

Net Cash Provided by (Used In) Investing Activities	23,182	42,113	(86,517)

Cash Flows from Financing Activities:
Cash distributions to shareholders	(32,156)	(29,737)	(29,167)
Cash distributions to operating partnership unit holders	(5,360)	(5,214)	(5,075)
Cash dividends paid on preferred shares	(4,810)	(6,655)	(6,655)
Paydown of mortgages and notes payable	(317,102)	(172,463)	(348,527)
Payment for deferred financing costs	(878)	(413)	(1,526)
Distributions to minority partners	(121)	(88)	(175)
Borrowings on mortgages and notes payable	252,463	137,852	432,071
Borrowings on junior subordinated debt	28,125	—	—
Reduction of capitalized lease obligation	(239)	(260)	—
Purchase and retirement of preferred shares	(25,933)	—	—
Purchase and retirement of common shares	—	(7,804)	—
Proceeds from exercise of stock options	268	298	292

Net Cash (Used in) Provided by Financing Activities	(105,743)	(84,484)	41,238

Net Increase (Decrease) in Cash and Cash Equivalents	3,427	4,414	(674)
Cash and Cash Equivalents, Beginning of Period	11,550	7,136	7,810

Cash and Cash Equivalents, End of Period	$14,977	$11,550	$7,136

Supplemental Cash Flow Disclosure, including Non-Cash Activities:
Cash paid for interest during the period	$41,936	$43,871	$40,453
Cash paid for federal income taxes	1,030	2,338	1,618
Capitalized interest	2,881	1,431	741
Assumed debt of acquired property and joint venture interests	12,197	7,521	—
Assets contributed to joint venture entity	—	—	7,994
Increase (Decrease) in fair value of interest rate swaps	(1,092)	291	(264)

See notes to consolidated financial statements

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007, 2006 and 2005
(Dollars in thousands)

1.	Organization and Summary of Significant Accounting Policies

Ramco-Gershenson Properties Trust, together with its subsidiaries (the “Company”), is a real estate investment trust (“REIT”) engaged in the business of owning, developing, acquiring, managing and leasing community shopping centers, regional malls and single tenant retail properties. At December 31, 2007, the Company owns and manages a portfolio of 89 shopping centers, with approximately 20,000,000 square feet of gross leaseable area (“GLA”), located in the Midwestern, Southeastern and Mid-Atlantic regions of the United States. The Company’s centers are usually anchored by discount department stores or supermarkets and the tenant base consists primarily of national and regional retail chains and local retailers. The Company’s credit risk, therefore, is concentrated in the retail industry.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority owned subsidiary, the Operating Partnership, Ramco-Gershenson Properties, L.P. (86.4%, 85.0%, and 85.2% owned by the Company at December 31, 2007, 2006 and 2005, respectively), and all wholly owned subsidiaries, including bankruptcy remote single purpose entities and all majority owned joint ventures over which the Company has control. Investments in real estate joint ventures for which the Company has the ability to exercise significant influence over, but for which the Company does not have financial or operating control, are accounted for using the equity method of accounting. Accordingly, the Company’s share of the earnings of these joint ventures is included in consolidated net income. All intercompany accounts and transactions have been eliminated in consolidation.

The 100% of the non-voting and voting common stock of Ramco-Gershenson, Inc. (“Ramco”), and therefore it is included in the consolidated financial statements. Ramco has elected to be a taxable REIT subsidiary for federal income tax purposes. Ramco provides property management services to the Company and to other entities. See Note 20 for management fees earned from related parties.

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

Allowance for Doubtful Accounts

The Company provides for bad debt expense based upon the allowance method of accounting. The Company monitors the collectibility of its accounts receivable (billed, unbilled and straight-line) from specific tenants, and analyzes historical bad debts, customer credit worthiness, current economic trends and changes in tenant payment terms when evaluating the adequacy of the allowance for bad debts. When tenants are in bankruptcy, the Company makes estimates of the expected recovery of pre-petition and post-petition claims. The period to resolve these claims can exceed one year. Accounts receivable in the accompanying balance sheets is shown net of an allowance for doubtful accounts of $3,313 and $2,913 as of December 31, 2007 and 2006, respectively.

	2007	2006	2005

Allowance for doubtful accounts:
Balance at beginning of year	$2,913	$2,017	$1,143
Charged to expense	1,157	1,585	1,315
Write offs	(757)	(689)	(441)

Balance at end of year	$3,313	$2,913	$2,017

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

In determining the estimated useful lives of intangible assets with finite lives, the Company considers the nature, life cycle position, and historical and expected future operating cash flows of each asset, as well as its commitment to support these assets through continued investment.

There were no impairment charges for the years ended December 31, 2007, 2006 or 2005.

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

Straight line rental income was greater than the current amount required to be paid by the Company’s tenants by $1,338, $2,139 and $1,328 for the years ended December 31, 2007, 2006 and 2005, respectively.

Revenues from the Company’s largest tenant, TJ Maxx/Marshalls, amounted to 3.6% and 3.7% of its annualized base rent for the years ended December 31, 2007 and 2006, respectively. During 2005, revenues from the Company’s largest tenant, Wal-Mart, amounted to 3.8% of its annualized base rent.

Gain on sale of properties and other real estate assets are recognized when it is determined that the sale has been consummated, the buyer’s initial and continuing investment is adequate, the Company’s receivable, if any, is not subject to future subordination, and the buyer has assumed the usual risks and rewards of ownership of the assets.

Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Income Tax Status

The Company conducts its operations with the intent of meeting the requirements applicable to a REIT under sections 856 through 860 of the Internal Revenue Code. In order to maintain its qualification as a REIT, the Company is required to distribute annually at least 90% of its REIT taxable income, excluding net capital gain, to its shareholders. As long as the Company qualifies as a REIT, it will generally not be liable for federal corporate income taxes.

Certain of the Company’s operations, including property management and asset management, as well as ownership of certain land, are conducted through taxable REIT subsidiaries, (each, a “TRS”). A TRS is a C corporation that has not elected REIT status and, as such, is subject to federal corporate income tax. The Company uses the TRS format to facilitate its ability to provide certain services and conduct certain activities that are not generally considered as qualifying REIT activities.

During the years ended December 31, 2007, 2006 and 2005, the Company sold various properties and land parcels at a gain, resulting in both a federal and state tax liability. These tax liabilities have been netted against the gain on sale of real estate assets in the Company’s consolidated statements of income for the years ended December 31, 2007, 2006 and 2005.

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

Depreciation is computed using the straight-line method and estimated useful lives for buildings and improvements of 40 years and equipment and fixtures of 5 to 10 years. Expenditures for improvements to tenant spaces are capitalized as part of buildings and improvements and are amortized over the life of the initial term of each lease. The Company commences depreciation of the asset once the improvements have been completed and the premise is placed into service. Expenditures for normal, recurring, or periodic maintenance are charged to expense when incurred. Renovations which improve or extend the life of the asset are capitalized.

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

Purchase Accounting for Acquisitions of Real Estate and Other Assets

Acquired real estate assets have been accounted for using the purchase method of accounting and accordingly, the results of operations are included in the consolidated statements of income from the respective dates of acquisition. The Company allocates the purchase price to (i) land and buildings based on management’s internally prepared estimates and (ii) identifiable intangible assets or liabilities generally consisting of above-market and below-market leases and in-place leases, which are included in other assets or accrued expenses in the consolidated balance sheets. The Company uses estimates of fair value based on estimated cash flows, using appropriate discount rates, and other valuation techniques, including management’s analysis of comparable properties in the existing portfolio, to allocate the purchase price to acquired tangible and intangible assets. Liabilities assumed generally consist of mortgage debt on the real estate assets acquired. Assumed debt with a stated interest rate that is significantly different from market interest rates for similar debt instruments is recorded at its fair value based on estimated market interest rates at the date of acquisition.

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

The fair value of above-market in-place leases and the fair value of other intangible assets acquired are recorded as identified intangible assets, included in other assets, and are amortized as reductions of rental revenue over the remaining term of the respective leases. The fair value of below-market in-place leases are recorded as deferred credits and are amortized as additions to rental income over the remaining terms of the respective leases. Should a tenant terminate its lease, the unamortized portion of the in-place lease value would be expensed or taken to income immediately as appropriate.

Investments in Unconsolidated Entities

The Company accounts for its investments in unconsolidated entities using the equity method of accounting, as the Company exercises significant influence over, but does not control, these entities. In assessing whether or not the Company controls an entity, it applies the criteria of FIN 46R, “Consolidation of Variable Interest Entities.” Variable interest entities within the scope of FIN 46R are required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both. The Company has evaluated the applicability of FIN 46R to its investments in and advances to its joint ventures and has determined that these ventures do not meet the criteria of a variable interest entity and, therefore, consolidation of these ventures is not required. The Company’s investments in unconsolidated entities are initially recorded at cost, and subsequently adjusted for equity in earnings and cash contributions and distributions.

Derivative Financial Instruments

The Company recognizes all derivative financial instruments in the consolidated financial statements at fair value. Changes in fair value of derivative financial instruments that qualify for hedge accounting are recorded in shareholders’ equity as a component of accumulated other comprehensive income or loss.

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

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the year ended December 31, 2005:

Net Income, as reported	$18,493
Add: Stock-based employee compensation included in reported net income	341
Less: Total stock-based employee compensation expense determined under fair value method for all awards	(345)

Pro forma net income	$18,489

Earnings per share:
Basic — as reported	$0.70

Basic — pro forma	$0.70

Diluted — as reported	$0.70

Diluted — pro forma	$0.70

2.	Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” which among other things, provides guidance and establishes amended accounting and reporting standards for a parent company’s noncontrolling interest in a subsidiary. The Company is currently evaluating the impact of adopting the statement, which is effective for fiscal years beginning on or after December 15, 2008.

In December 2007, the FASB issued Statement No. 141R, “Business Combinations,” (“SFAS No. 141R”) which replaces SFAS No. 141, Business Combinations. SFAS No. 141R establishes principles and requirements for how an acquirer entity recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed (including intangibles) and any noncontrolling interests in the acquired entity. The Company is currently evaluating the impact of adopting the statement, which is effective for fiscal years beginning on or after December 15, 2008.

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

The Company had no unrecognized tax benefits as of the January 1, 2007, the adoption date, or as of December 31, 2007. The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2007. The Company has no interest or penalties relating to income taxes recognized in the statement of operations for the twelve months ended December 31, 2007 or in the balance sheet as of December 31, 2007. It is the Company’s accounting policy to classify interest and penalties relating to unrecognized tax benefits as interest expense and tax expense, respectively. As of December 31, 2007, returns for the calendar years 2004 through 2007 remain subject to examination by the Internal Revenue Service (“IRS”) and various state and local tax jurisdictions. As of December 31, 2007, certain returns for calendar year 2003 also remain subject to examination by various state and local tax jurisdictions.

3.	Discontinued Operations

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

On January 23, 2006, the Company sold seven of these properties held for sale for $47,000 in aggregate, resulting in a gain of approximately $914, net of minority interest. The proceeds from the sale were used to pay down the Company’s Unsecured Revolving Credit Facility. All periods presented reflect the operations of these seven properties as discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Total revenue for the seven properties was $542 and $5,714 for the years ended December 31, 2006 and 2005, respectively.

As of December 31, 2007 and 2006, the Company has not classified any properties as Real Estate Assets Held for Sale in its consolidated balance sheets, respectively.

4.	Accounts Receivable, Net

Accounts receivable includes $16,610 and $14,687 of unbilled straight-line rent receivables at December 31, 2007 and 2006.

Accounts receivable at December 31, 2007 and 2006 includes $2,221 and $2,886, respectively, due from Atlantic Realty Trust (“Atlantic”) for reimbursement of tax deficiencies and interest related to the Internal Revenue Service (“IRS”) examination of the Company’s taxable years ended December 31, 1991 through 1995. Under terms of the tax agreement the Company entered into with Atlantic (“Tax Agreement”), Atlantic assumed all of the Company’s liability for tax and interest arising out of that IRS examination. Effective March 31, 2006, Atlantic was merged into (acquired by) Kimco SI 1339, Inc. (formerly known as SI 1339, Inc.), a wholly owned subsidiary of Kimco Realty Corporation (“Kimco”), with Kimco SI 1339, Inc. continuing as the surviving corporation. By way of the merger, Kimco SI 1339, Inc. acquired Atlantic’s assets, subject to its liabilities, including its obligations to the Company under the Tax Agreement. See Note 21.

5.	Investment in Real Estate, Net

Investment in real estate, net at December 31 consists of the following:

	2007	2006

Land	$136,566	$132,327
Buildings and improvements	883,067	905,669
Construction in progress	25,739	10,606

	1,045,372	1,048,602
Less: accumulated depreciation	(168,962)	(150,627)

Investment in real estate, net	$876,410	$897,975

6.	Property Acquisitions and Dispositions

Acquisitions:

During 2007, the Company acquired the remaining 80% interest in Ramco Jacksonville LLC an entity that was formed to develop a shopping center in Jacksonville, Florida. The Company acquired three properties during 2006 at an aggregate cost of $20,479 and one property during 2005 at an aggregate cost of $22,400. The Company allocated the purchase price of acquired property between land, building and other identifiable intangible assets and liabilities, such as amounts related to in-place leases and acquired below-market leases.

At December 31, 2006 and 2005, $5,776 and $7,228, respectively, of intangible assets, net of accumulated amortization of $3,735 and $2,765, respectively, are included in other assets, in the consolidated balance sheets. Of this amount, approximately $3,669 and $4,788, respectively, was attributable to in-place leases, principally lease origination costs, such as legal fees and leasing commissions, and $2,107 and $2,440, respectively, was attributable to above-market leases. Included in accrued expenses are intangible liabilities related to below-market leases of $1,761 and $2,238, respectively, and an adjustment to increase debt to fair market value in the amount of $727 and $1,699. The lease-related intangible assets and liabilities are being amortized over the terms of the acquired leases, which resulted in additional net rental revenue of $123 and $164 for the years ended December 31, 2006 and 2005, respectively. The fair market value adjustment of debt decreased interest expense by $267 and $274, respectively, for the years ended December 31, 2006 and 2005. Due to existing contacts and relationships with tenants at the Company’s currently owned properties, no value has been ascribed to tenant relationships at the acquired properties.

			Purchase
Acquisition Date	Property Name	Property Location	Price

2007:
	None		$—

2006:
April	Paulding Pavilion**	Hiram, GA	$8,379
August	Collins Pointe Plaza*	Cartersville, GA	6,250
November	Aquia Towne Center II	Stafford, VA	5,850

Total			$20,479

2005:
December	Kissimmee West***	Kissimmee, FL	$22,400

			$42,879

*	The Operating Partnership acquired Collins Pointe Plaza in August 2006. Subsequent to the acquisition, the Operating Partnership sold Collins Pointe Plaza to a joint venture in which the Operating Partnership holds a 20% ownership percentage.

**	The Operating Partnership acquired Paulding Pavilion in April 2006. Subsequent to the acquisition, the Operating Partnership sold Paulding Pavilion to a joint venture in which the Operating Partnership holds a 20% ownership percentage.

***	The Operating Partnership acquired Kissimmee West in December 2005. Subsequent to the acquisition, the Operating Partnership sold Kissimmee West to a joint venture in which the Operating Partnership holds a 7% ownership percentage.

Dispositions:

In March 2007, the Company sold its ownership interest in Chester Springs Shopping Center to a joint venture in which it has a 20% ownership interest. The joint venture assumed debt of $23,841 in connection with the sale of this center and the Company recognized a gain of $21,801, net of taxes on the sale of this center, which represents the gain attributable to the joint venture partner’s 80% ownership interest.

In June 2007, the Company also sold its ownership interest in Kissimmee West and Shoppes of Lakeland to a joint venture in which it has a 7% ownership interest. The Company recognized a gain of $8,104 net of taxes, on the sale of these centers which represents the gain attributable to the joint venture partner’s 93% ownership interest.

In July 2007, the Company sold its ownership interest in Paulding Pavilion to a joint venture in which it has a 20% ownership interest. The joint venture assumed debt of $4,675 in connection with the sale of this center and the Company recognized a gain of $207, net of taxes on the sale of this center, which represents the gain attributable to the joint venture partner’s 80% ownership interest.

In December 2007, the Company sold its ownership interest in Mission Bay Plaza to a joint venture in which it has a 20% ownership interest. The joint venture assumed debt of $40,500 in connection with the sale of this center. The joint venture’s initial investment was not sufficient to allow the Company to recognize the gain attributable to the joint venture partner’s 80% ownership interest, therefore, $11,700 of the gain has been deferred. The proceeds were received in January 2008.

During 2007, the Company sold various parcels of land adjacent to its River City Marketplace shopping center to third parties. These land sales resulted in a total net gain of $2,774. In addition, the Company sold other real estate during 2007 for a loss of $243.

In January 2006, the Company sold seven shopping centers held for sale for $47,000 in aggregate, resulting in a gain of approximately $914, net of minority interest. See Note 3.

During 2006, the Company sold its ownership interests in Collins Pointe Plaza, Crofton Centre, and Merchants Square to two separate joint ventures in which it has a 20% ownership interest. In connection with the sale of these centers to the joint ventures, the Company recognized a gain of $19,162, on the sale of these centers which represents the gain attributable to the joint venture partner’s 80% ownership interest.

During 2006, the Company sold the remaining land at its Whitelake Marketplace shopping center, as well as land and building to an existing tenant at its Lakeshore Marketplace shopping center. In addition, throughout 2006 the Company sold land adjacent to its River City Marketplace shopping center to third parties. These sales resulted in a total net gain of $4,226.

In July 2005, the Company sold land to an existing tenant at its Auburn Mile shopping center, land and building to an existing tenant at its Crossroads shopping center, and land adjacent to its River City Marketplace shopping center to third parties. These sales resulted in a total net gain of $1,053.

7.	Investments in and Advances to Unconsolidated Entities

As of December 31, 2007, the Company had investments in the following unconsolidated entities:

Ownership as of
December 31,
Unconsolidated Entities	2007

S-12 Associates	50%
Ramco/West Acres LLC	40%
Ramco/Shenandoah LLC	40%
Ramco/Lion Venture LP	30%
Ramco 450 LLC	20%
Ramco 191 LLC	20%
Ramco Highland Disposition LLC	20%
Ramco HHF KL LLC	7%
Ramco HHF NP LLC	7%
Ramco Jacksonville North Industrial LLC	5%

In 2007, we formed Ramco Highland Disposition LLC to develop a traditional shopping center in Hartland, Michigan. We own 20% of the joint venture and our joint venture partner owns 80%.

In 2007, we formed Ramco HHF KL LLC, a joint venture with a discretionary fund managed by Heitman LLC that invests in core assets. We own 7% of the joint venture and our joint venture partner owns 93%. In June 2007, we sold Shoppes of Lakeland in Lakeland, Florida and Kissimmee West in Kissimmee, Florida to the joint venture. The Company recognized 93% of the gain on the sale of these two centers to the joint venture, representing the gain attributable to the joint venture partner’s 93% ownership interest. The remaining 7% of the gain on the sale of these two centers has been deferred and recorded as a reduction in the carrying amount of the Company’s equity investments in and advances to unconsolidated entities.

In 2007, we formed Ramco HHF NP LLC, a joint venture with a discretionary fund managed by Heitman LLC that invests in core assets. We own 7% of the joint venture and our joint venture partner owns 93%. In August 2007, the joint venture acquired Nora Plaza located in Indianapolis, Indiana from a third party.

In 2007, we formed Ramco Jacksonville North Industrial LLC, a joint venture formed to develop land adjacent to our River City Marketplace shopping center. We own 5% of the joint venture and our joint venture partner owns 95%.

In 2006, the Company formed Ramco 450 LLC, a joint venture with an investor advised by Heitman LLC. The joint venture will acquire up to $450 million of core and core-plus community shopping centers located in the Midwestern and Mid-Atlantic United States. The Company owns 20% of the equity in the joint venture and its joint venture partner owns 80%. The leverage on the acquired assets is expected to be 65%. In December 2006, the Company sold its Merchants Square shopping center in Carmel, Indiana and its Crofton Centre shopping center in Crofton, Maryland to the joint venture. The Company recognized 80% of the gain on the sale of these two centers to the joint venture, representing the gain attributable to the joint venture partner’s 80% ownership interest. The remaining 20% of the gain on the sale of these two centers has been deferred and recorded as a reduction in the carrying amount of the Company’s equity investments in and advances to unconsolidated entities. The Company sold its Chester Springs shopping center to the joint venture in 2007, and the joint venture has 12 months to acquire the balance of the joint venture commitment.

The joint venture acquired the following shopping centers:

			Purchase	Debt
Acquisition Date	Property Name	Property Location	Price	Assumed

2007
February	Peachtree Hill	Duluth, GA	$54,100	$—
March	Chester Springs *	Chester, NJ	$24,100	23,800
October	Shops on Lane Avenue	Upper Arlington, OH	45,200	—
October	Upper Arlington 450 LLC	Upper Arlington, OH	800	—
December	Olentangy Plaza	Columbus, OH	33,000	—
December	Market Plaza	Glen Ellyn, IL	36,000	—

			$193,200	$23,800

2006
December	Crofton Centre*	Crofton, MD	$25,000	$—
December	Merchants’ Square*	Carmel, IN	45,900	21,500

			$70,900	$21,500

*	Acquired from the Company

In 2006, the Company also formed Ramco 191 LLC, a joint venture with Heitman Value Partners Investments LLC to acquire $75 million of neighborhood, community or power shopping centers with significant value-added opportunities in infill locations in metropolitan trade areas. The Company owns 20% of the joint venture and its joint venture partner owns 80%. During 2007, the Company sold Paulding Pavilion to the joint venture. The Company recognized 80% of the gain on the sale of this center to the joint venture, representing the gain attributable to the joint venture partner’s 80% ownership interest. The remaining 20% of the gain on the sale of this center has been deferred and recorded as a reduction in the carrying amount of the Company’s equity investments in and advances to unconsolidated entities. During 2006, the Company sold Collins Pointe Plaza to the joint venture. The Company recognized 80% of the gain on the sale of this center to the joint venture, representing the gain attributable to the joint venture partner’s 80% ownership interest. The remaining 20% of the gain on the sale of this center has been deferred and recorded as a reduction in the carrying amount of the Company’s equity investments in and advances to unconsolidated entities.

The joint venture acquired the following shopping centers:

		Property	Purchase	Debt
Acquisition Date	Property Name	Location	Price	Assumed

July 2007	Paulding Pavilion*	Hiram, GA	$8,400	$4,675
December 2006	Collins Pointe*	Carterville, GA	6,300	—

			$14,700	$4,675

*	Acquired from the Company

In December 2004, the Company formed Ramco/Lion Venture LP (the “Venture”) with affiliates of Clarion Lion Properties Fund (“Clarion”), a private equity real estate fund sponsored by ING Clarion Partners. The Company owns 30% of the equity in the Venture and Clarion owns 70%.

The Venture acquired the following shopping centers:

		Property	Purchase	Debt
Acquisition Date	Property Name	Location	Price	Assumed

2007
January	Cocoa Commons	Cocoa, FL	$13,500	$—
March	Cypress Point	Clearwater, FL	24,500	14,500
August	Old Orchard Center	West Bloomfield, MI	13,500	—
December	Mission Bay Plaza*	Boca Raton, FL	73,500	40,500

			$125,000	$55,000

2006
December	Troy Home Expo	Troy, MI	$13,350	$—

2005
January	Oriole Plaza	Delray Beach, FL	$23,200	$12,334
February	Martin Square	Stuart, FL	23,200	14,364
February	West Broward Shopping Center	Plantation, FL	15,800	10,201
February	Marketplace of Delray	Delray Beach, FL	28,100	17,482
March	Winchester Square	Rochester, MI	53,000	31,189
March	Hunter’s Square	Farmington Hills, MI	75,000	40,450
May	Millennium Park	Livonia, MI	53,100	—
December	Troy Marketplace	Troy, MI	36,500	—
		Chesterfield
December	Gratiot Crossing	Township, MI	22,500	—

			$330,400	$126,020

*	Acquired from the Company

The Company’s unconsolidated entities had the following debt outstanding at December 31, 2007:

	Balance	Interest
Unconsolidated Entities	outstanding	Rate	Maturity Date

S-12 Associates	$995	6.5%	May 2016(1)
Ramco/West Acres LLC	8,819	8.1%	April 2030(2)
Ramco/Shenandoah LLC	12,211	7.3%	February 2012
Ramco Lion Venture LP	271,341		Various(3)
Ramco 450 LLC	163,236		Various(4)
Ramco 191 LLC	4,675	6.8%	June 2010
Ramco Highland Disposition LLC	10,497	6.4%	February 2008
Ramco Jacksonville North
Industrial LLC	628	7.1%	September 2008

	$472,402

(1)	Interest rate resets per formula annually.

(2)	Under terms of the note, the anticipated payment date is April 2010.

(3)	Interest rates range from 4.6% to 8.3%, with maturities ranging from April 2008 to June 2020.

(4)	Interest rates range from 5.5% to 6.7% with maturities ranging from February 2009 to January 2018.

Transactions with Joint Ventures

Under the terms of agreements with joint ventures, Ramco is the manager of the joint ventures and their properties, earning fees for acquisitions, development, management, leasing, and financing. The fees earned by Ramco, which are reported in the Company’s consolidated statements of income and comprehensive income as fees and management income, are summarized as follows:

	2007	2006	2005

Acquisition fee income	$2,868	$2,338	$2,255
Financing fee income	989	66	—
Management fee income	1,944	1,182	907
Leasing fee income	585	1,279	827

Total	$6,386	$4,865	$3,989

Combined Condensed Financial Information

Combined condensed financial information of the Company’s unconsolidated entities is summarized as follows:

	2007	2006	2005

ASSETS
Investment in real estate, net	$921,107	$576,428	$437,763
Other assets	64,805	19,214	27,042

Total Assets	$985,912	$595,642	$464,805

LIABILITIES
Mortgage notes payable	$472,402	$343,094	$265,067
Other liabilities	47,615	23,143	26,260
Owners’ equity	465,895	229,405	173,478

Total Liabilities and Owners’ Equity	$985,912	$595,642	$464,805

Company’s equity investments in and advances to unconsolidated entities	$117,987	$75,824	$53,398

TOTAL REVENUES	$70,445	$51,379	$36,124
TOTAL EXPENSES	61,697	41,370	29,381

NET INCOME	$8,748	$10,009	$6,743

COMPANY’S SHARE OF EARNINGS FROM UNCONSOLIDATED ENTITIES	$2,496	$3,002	$2,400

8.	Acquisition of Properties Formerly Owned by Joint Ventures

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

In April 2007, the Company acquired the remaining 80% interest in Jacksonville for $5,100 in cash and the assumption of a $75,000 mortgage note payable due April 2017. The Company has consolidated Jacksonville in its results of operations since the date of the acquisition.

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

On November 10, 2005, the Company acquired the remaining 90.0% interest in Gaines for (1) $568 in cash (2) assumption of $7,942 capitalized lease (3) and the assumption of the variable rate construction loan and the mezzanine fixed rate debt increasing its ownership interest in this entity to 100%. The share of net income for the period January 1, 2005 through November 10, 2005 which relates to the Company’s 10% interest is included in earnings from unconsolidated entities in the consolidated statements of income and comprehensive income. The additional investment in Gaines resulted in this entity being consolidated as of November 11, 2005.

Under the terms of an agreement with Gaines, the Company was responsible for the predevelopment, construction, leasing and management of the project, for which it earned predevelopment fees of $506 during 2005 and management fees of $87 during 2005, which were reported in fees and management income for such periods.

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

9.	Other Assets, Net

Other assets at December 31 are as follows:

	2007	2006

Leasing costs	$35,646	$30,644
Intangible assets	6,673	9,592
Deferred financing costs	5,818	6,872
Other	5,400	5,813

	53,537	52,921
Less: accumulated amortization	(29,956)	(27,834)

	23,581	25,087
Prepaid expenses and other	12,079	11,819
Proposed development and acquisition costs	1,901	1,151

Other assets, net	$37,561	$38,057

Intangible assets at December 31, 2007 include $5,330 of lease origination costs and $1,262 of favorable leases related to the allocation of the purchase prices for acquisitions made since 2002. These assets are being amortized over the lives of the applicable leases. The average amortization period for intangible assets attributable to lease origination costs and favorable leases is 7.4 years and 7.3 years, respectively.

The Company recorded amortization of deferred financing costs of $1,166, $1,129, and $2,286, respectively, during the years ended December 31, 2007, 2006, and 2005. This amortization has been recorded as interest expense in the Company’s consolidated statements of income.

The following table represents estimated aggregate amortization expense related to other assets as of December 31, 2007:

Year Ending December 31,

2008	$5,584
2009	4,347
2010	3,513
2011	2,718
2012	1,951
Thereafter	5,468

Total	$23,581

10.	Mortgages and Notes Payable

Mortgages and notes payable at December 31 consist of the following:

	2007	2006

Fixed rate mortgages with interest rates ranging from 4.8% to 8.1%, due at various dates through 2018	$395,140	$419,824
Floating rate mortgages with interest rates ranging from 6.7% to 7.0%, due at various dates through 2009	16,336	15,718
Secured Term Loan, with an interest rate at LIBOR plus 150 basis points, due December 2008. The effective rate at December 31, 2007 was 6.7%	40,000	—
Junior subordinated notes, unsecured, due January 2038, with an interest rate fixed until January 2013 when the notes are redeemable or the interest becomes LIBOR plus 330 basis points. The effective rate at LIBOR plus 330 basis points. The effective rate at December 31, 2007 was 7.9%	28,125	—
Unsecured Term Loan Credit Facility, with an interest rate at LIBOR plus 130 to 165 basis points, due December 2010, maximum borrowings $100,000. The effective rate at December 31, 2007 and December 31, 2006 was 6.4% and 6.5%, respectively	100,000	100,000
Unsecured Revolving Credit Facility, with an interest rate at LIBOR plus 115 to 150 basis points, due December 2008, maximum borrowings $150,000. The effective rate at December 31, 2007 and December 31, 2006 was 6.4% and 6.7%, respectively	111,200	103,550
Unsecured Bridge Term Loan, with an interest rate at LIBOR plus 135 basis points, paid in full in June 2007, effective rate of 6.7% at December 31, 2006	—	22,600
Unsecured Subordinated Term Loan , with an interest rate at LIBOR plus 225 basis points, paid in full in March 2007, effective rate of 7.6% at December 31, 2006	—	9,892
Secured Term Loan, with an interest rate at LIBOR plus 115 to 150 basis points, paid in full in December 2007, effective rate of 6.7% at December 31, 2006	—	4,641

	$690,801	$676,225

The mortgage notes are secured by mortgages on properties that have an approximate net book value of $483,225 as of December 31, 2007.

In March 2007, Ramco Jacksonville closed on a permanent mortgage loan with a third party lender. The total mortgage loan commitment was $110,000, of which $75,000 was funded as of March 31, 2007. An additional advance of $35,000 occurred on April 25, 2007, after the acquisition of the remaining 80% interest in the joint venture from the Company’s joint venture partner. The mortgage loan is an interest only loan for ten years with an interest rate of 5.4% and matures on April 1, 2017 and is included in fixed rate mortgages.

In November 2007, the Company completed the issuance and sale of $28,125 junior subordinated notes maturing in January 2038. The notes are interest only at a fixed rate of 7.9% through January 2013 at which time the notes are redeemable or the rate converts to a floating interest rate of LIBOR plus 330 basis points. The notes were issued in conjunction with the redemption of the Company’s series B cumulative redeemable preferred shares.

In December 2007, the Company closed on a $40,000 secured term loan maturing in December 2008 to replace a previous loan that matured in December 2007. The loan carries a floating interest rate at LIBOR plus 150 basis points and can be extended until March 2009.

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

At December 31, 2007, outstanding letters of credit issued under the Credit Facility, not reflected in the consolidated balance sheet, total approximately $1,776. At December 31, 2007, the Company also had other outstanding letters of credit, not reflected in the consolidated balance sheet, of approximately $9,749, related to the completion of the River City Marketplace development.

The Credit Facility and the secured term loan contain financial covenants relating to total leverage, fixed charge coverage, loan to asset value, tangible net worth and various other calculations. As of December 31, 2007, the Company was in compliance with the covenant terms.

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

Under terms of various debt agreements, the Company may be required to maintain interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate debt. The Company has interest rate swap agreements with an aggregate notional amount of $80,000 at December 31, 2007. Based on rates in effect at December 31, 2007, the agreements provide for fixed rates ranging from 6.2% to 6.6% and expire December 2008 through March 2009.

The following table presents scheduled principal payments on mortgages and notes payable as of December 31, 2007:

Year Ending December 31,

2008	$207,521
2009	35,241
2010	119,723
2011	27,932
2012	34,011
Thereafter	266,373

Total	$690,801

With respect to the various fixed rate mortgages, floating rate mortgages, the Secured Term Loan, and the Unsecured Revolving Credit Facility due in 2008, it is the Company’s intent to refinance these mortgages and notes payable.

11.	Interest Rate Swap Agreements

As of December 31, 2007, the Company has $80,000 of interest rate swap agreements in effect. Under the terms of certain debt agreements, the Company is required to maintain interest rate swap agreements in an amount necessary to ensure that the Company’s variable rate debt does not exceed 25% of its assets, as computed under the agreements, to reduce the impact of changes in interest rates on its variable rate debt. Based on rates in effect at

December 31, 2007, the agreements for notional amounts aggregating $80,000 provide for fixed rates ranging from 6.2% to 6.6% on a portion of the Company’s unsecured credit facility and expire in December 2008 through March 2009.

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

The following table summarizes the notional values and fair values of the Company’s derivative financial instruments as of December 31, 2007:

	Hedge	Notional	Fixed	Fair	Expiration
Underlying Debt	Type	Value	Rate	Value	Date

Credit Facility	Cash Flow	$10,000	4.8%	$(76)	12/2008
Credit Facility	Cash Flow	10,000	4.8%	(76)	12/2008
Credit Facility	Cash Flow	10,000	4.7%	(61)	01/2009
Credit Facility	Cash Flow	10,000	4.7%	(61)	01/2009
Credit Facility	Cash Flow	20,000	5.0%	(257)	03/2009
Credit Facility	Cash Flow	20,000	5.1%	(313)	03/2009

		$80,000		$(845)

The change in fair market value of the interest rate swap agreements resulted in other comprehensive loss of $1,092 and $264 for the years ended December 31, 2007 and 2005, respectively, and resulted in other comprehensive income of $291 for the year ended December 31, 2006. See Note 23.

12.	Financial Instruments

The carrying values of cash and cash equivalents, restricted cash, receivables and accounts payable and accrued liabilities are reasonable estimates of their fair values because of the short maturity of these financial instruments. As of December 31, 2007 and 2006, the carrying amounts of the Company’s borrowings under variable rate debt approximated fair value. Interest rate swaps are recorded at their fair value based on quoted market values.

The Company estimated the fair value of fixed rate mortgages using a discounted cash flow analysis, based on its incremental borrowing rates for similar types of borrowing arrangements with the same remaining maturity. The following table summarizes the fair value and net book value of properties with fixed rate debt as of December 31:

	2007	2006

Fair value of debt	$494,843	$506,361
Net book value	$418,812	$512,017

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

Revenues

Approximate future minimum revenues from rentals under noncancelable operating leases in effect at December 31, 2007, assuming no new or renegotiated leases or option extensions on lease agreements are as follows:

Year Ending December 31,

2008	$93,688
2009	82,723
2010	74,226
2011	65,055
2012	54,368
Thereafter	253,728

Total	$623,788

Expenses

The Company has an operating lease for its corporate office space for a term expiring in 2014. The Company also has operating leases for office space in Florida and land at one of its shopping centers. In addition, the Company has a capitalized ground lease. Total amounts expensed relating to these leases were $815, $829 and $722 for the years ended December 31, 2007, 2006 and 2005, respectively.

Approximate future minimum rental expense under the Company’s noncancelable operating leases, assuming no option extensions, and the capitalized ground lease at one of its shopping centers, is as follows:

	Operating	Capital
Year Ending December 31:	Leases	Lease

2008	$853	$677
2009	896	677
2010	909	677
2011	916	677
2012	938	677
Thereafter	2,477	6,633

Total minimum lease payments	6,989	10,018
Less: amounts representing interest	—	(2,575)

Total	$6,989	$7,443

14.	Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) (in thousands, except per share data):

	2007	2006	2005

Numerator:
Income from continuing operations before minority interest	$45,985	$40,558	$18,295
Minority interest	(7,310)	(6,241)	(2,833)
Preferred shares dividends	(3,146)	(6,655)	(6,655)
Loss on redemption of preferred shares	(1,269)	—	—

Income from continuing operations available to common
shareholders	34,260	27,662	8,807
Discontinued operations, net of minority interest:
Gain on sale of property	—	914	—
Income from operations	—	393	3,031

Net income available to common shareholders — basic(1)	34,260	28,969	11,838
Add Series C Preferred Share dividends	1,081	—	—

Net income available to common shareholders — diluted	$35,341	$28,969	$11,838

Denominator:
Weighted-average common shares for basic EPS	17,851	16,665	16,837
Effect of dilutive securities:
Preferred Shares	624	—	—
Options outstanding	54	51	43

Weighted-average common shares for diluted EPS	18,529	16,716	16,880

Basic EPS:
Income from continuing operations	$1.92	$1.66	$0.52
Income from discontinued operations	—	0.08	0.18

Net income	$1.92	$1.74	$0.70

Diluted EPS:
Income from continuing operations	$1.91	$1.65	$0.52
Income from discontinued operations	—	0.08	0.18

Net income	$1.91	$1.73	$0.70

(1)	During 2007, the Company’s Series C Preferred Shares were dilutive and therefore the Series C Preferred Shares were included in the calculation of diluted EPS. However, 2006 and 2005, the Series C Preferred Shares were antidilutive and therefore not included in the calculation of diluted EPS.

15.	Shareholders’ Equity

On April 2, 2007, the Company announced that it would redeem all of its outstanding 7.95% Series C Cumulative Convertible Preferred Shares of Beneficial Interest on June 1, 2007. As of June 1, 2007, 1,856,846 Series C Preferred Shares, or approximately 98% of the total outstanding as of the April 2007 redemption notice, had been converted into common shares of beneficial interest on a one-for-one basis. The remaining 31,154 Series C Cumulative Convertible Preferred Shares were redeemed on June 1, 2007, at the redemption price of $28.50 resulting in a charge to equity of $35, plus accrued and unpaid dividends.

On October 8, 2007, the Company announced that it would redeem all of its outstanding 9.5% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest on November 12, 2007. The shares were redeemed at a redemption price of $25.00 per share, resulting in a charge to equity of approximately $1,234, plus accrued and unpaid dividends to the redemption date without interest.

The Company has a dividend reinvestment plan that allows for participating shareholders to have their dividend distributions automatically invested in additional shares of beneficial interest based on the average price of the shares acquired for the distribution.

16.	Stock Compensation Plans

Incentive Plan and Stock Option Plans

2003 Long-Term Incentive Plan

In June 2003, the Company’s shareholders approved the 2003 Long-Term Incentive Plan (the “LTIP”) to allow the Company to grant employees the following: incentive or non-qualified stock options to purchase common shares of the Company, stock appreciation rights, restricted shares, awards of performance shares and performance units issuable in the future upon satisfaction of certain conditions and rights, such as financial performance based targets and market based metrics, as well as other stock-based awards as determined by the Compensation Committee of the Board of Trustees. The effective date of the Plan was March 5, 2003. Under terms of the Plan, awards may be granted with respect to an aggregate of not more than 700,000 shares, provided that no more than 300,000 shares may be issued in the form of incentive stock options. Options may be granted at per share prices not less than fair market value at the date of grant, and in the case of incentive options, must be exercisable within ten years thereof. Options granted under the Plan generally become exercisable one year after the date of grant as to one-third of the optioned shares, with the remaining options being exercisable over the following two-year period.

1996 Share Option Plan

Effective March 5, 2003, this plan was terminated, except with respect to awards outstanding. This plan allowed for the grant of stock options to executive officers and employees of the Company. Shares subject to outstanding awards under the 1996 Share Option Plan are not available for re-grant if the awards are forfeited or cancelled.

Option Deferral

In December 2003, the Company amended the plan to allow vested options to be exercised by tendering mature shares with a market value equal to the exercise price of the options. In December 2004, seven executives executed an option deferral election with regards to approximately 395,000 options at an average exercise price of $15.51 per option. In November 2006, one executive executed an option deferral election with regards to 25,000 options at an average exercise price of $16.38 per option. These elections allowed the employees to defer the receipt of the net shares they would receive at exercise. The deferred gain will remain in a deferred compensation account for the benefit of the employees for a period of five years, with up to two additional 24 month deferral periods.

The seven executives that executed an option deferral election in 2004 exercised 395,000 options by tendering approximately 190,000 mature shares and deferring receipt of approximately 205,000 shares under the option deferral election. The one executive that executed an option deferral election in 2006 exercised 25,000 options by tendering approximately 11,000 mature shares and deferring receipt of approximately 14,000 shares. As the Company declares dividend distributions on its common shares, the deferred options will receive their proportionate share of the distribution in the form of dividend equivalent cash payments that will be accounted for as compensation to the employees.

Ramco-Gershenson 2003 Non-Employee Trustee Stock Option Plan

During 2003, the Company adopted the 2003 Non-Employee Trustee Stock Option Plan (the “Trustees’ Plan”) which permits the Company to grant non-qualified options to purchase up to 100,000 common shares of beneficial interest in the Company at the fair market value at the date of grant. Each Non-Employee Trustee will be granted an option to purchase 2,000 shares annually on the Company’s annual meeting date. Stock options granted to participants vest and become exercisable in installments on each of the first two anniversaries of the date of grant and expire ten years after the date of grant.

1997 Non-Employee Trustee Stock Option Plan

This plan was terminated on March 5, 2003, except with respect to awards outstanding. Shares subject to outstanding awards under the 1997 Non-Employee Trustee Stock Option Plan are not available for re-grant if the awards are forfeited or cancelled.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS 123R using the modified prospective transition method. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS 123R. Prior to the adoption of SFAS 123R, the Company did not recognize compensation cost for stock options when the option exercise price equaled the market value on the date of the grant. See Note 1 for disclosure of pro-forma information regarding net income and earnings per share for 2005. Prior to the adoption of FAS 123R, the Company recognized the estimated compensation cost of restricted stock awards over the vesting term.

During the years ended December 31, 2007 and 2006, the Company accounted for the compensation costs related to grants under the stock option plans in accordance with FSAS 123R. The Company recognized the stock-based compensation expense of $660, $461, and $341 for 2007, 2006 and 2005, respectively. The total fair value of shares vested during the years ended December 31, 2007, 2006 and 2005 was $186, $93 and $34 respectively. The fair values of each option granted used in determining the stock-based compensation expense is estimated on the date of grant using the Black-Scholes option- pricing model. This model incorporates certain assumptions for inputs including risk-free rates, expected dividend yield of the underlying common stock, expected option life and expected volatility. The Company used the following assumptions for options issued in the following periods:

	2007	2006	2005

Weighted average fair value of grants	$4.46	$3.41	$2.53
Risk-free interest rate	4.5%	4.6%	4.1%
Dividend yield	5.5%	5.9%	6.8%
Expected life (in years)	5	5	5
Expected volatility	21.6%	20.7%	20.6%

The options are part of LTIP and are granted annually based on attaining certain company performance criteria. Shares available for future grants under the plan totaled 374,353 at December 31, 2007. We recognized ($134), 545 and $179 of expense (income) related to restricted stock grants during the years ended December 31, 2007, 2006 and 2005, respectively.

The following table reflects the stock option activity for all plans described above:

		Weighted
		Average	Aggregate
	Number of	Exercise	Intrinsic
	Shares	Price	Value
			(In thousands)

Outstanding at January 1, 2005	160,371	$20.28
Granted	86,850	27.31
Cancelled, expired or forfeited	(23,855)	16.25
Exercised	(18,000)	26.89	$211

Balance at December 31, 2005	205,366	$22.84
Granted	88,842	28.74
Cancelled, expired or forfeited	(8,027)	27.83
Exercised	(38,877)	18.23	$677

Balance at December 31, 2006	247,304	$25.53
Granted	116,585	34.53
Cancelled, expired or forfeited	(8,708)	31.39
Exercised	(10,744)	24.99	$133

Balance at December 31, 2007	344,437	$28.45

Options exercisable at December 31:
2005	105,912	$18.62	$106
2006	105,982	$21.96	$1,715
2007	159,221	$24.20	$—
Weighted-average fair value of
options granted during the year:
2005	$2.53
2006	$3.41
2007	$4.46

The following tables summarize information about options outstanding at December 31, 2007:

	Options Outstanding
		Weighted-Average		Options Exercisable
		Remaining	Weighted-Average		Weighted-Average
Range of Exercise Price	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$14.06 — $19.63	43,000	2.5	$15.85	43,000	$15.85
$23.77 — $27.96	109,750	6.9	26.74	84,258	26.65
$28.8 — $29.06	79,607	8.1	29.03	31,963	28.98
$28.80 — $36.50	112,080	9.2	34.54	—	—

	344,437	7.4	$28.45	159,221	$24.20

A summary of the activity of restricted stock under LTIP for the years ended December 31, 2007, 2006 and 2005 is presented below:

		Weighted
		Average
	Number of	Grant-Date
	Shares	Fair Value

Outstanding January 1, 2006	—	$—
Granted	3,703	27.01
Forfeited	—

Outstanding At December 31, 2006	3,703
Granted	13,292	37.18
Forfeited	—

Outstanding At December 31, 2007	16,995	$33.00

As of December 31, 2007 there was approximately $169 of total unrecognized compensation cost related to nonvested options granted under the Company’s various share-based plans that it expects to recognize over a weighted average period of 1.2 years.

The Company received cash of $268, $298 and $292 from options exercised during the years ended December 31, 2007, 2006 and 2005 respectively. The impact of these cash receipts is included in financing activities in the accompanying consolidated statements of cash flows.

17.	Litigation Settlement

During the fourth quarter of 2007, the Company recognized a non-recurring expense in the amount of $1,232, net of income tax benefits of $632, relating to an arbitration award in favor of a third-party relating to the alleged breach by the Company of a property management agreement.

The claimant in the arbitration asserted that the Company breached the management agreement by failing to advise the claimants of an option on a property leased by the claimant and managed by the Company that needed to be executed. The Company contended that it was not the Company’s responsibility under the property management agreement to monitor the option, but instead the claimant’s obligation. Nevertheless, the arbitrator ruled in the claimant’s favor, and in light of the applicable standard of judicial review, the Company does not believe that an appeal of the award would be successful.

The Company has made a claim for coverage of the arbitration award and related attorneys’ fees under an insurance policy. The insurer has denied that coverage is available under the policy. The Company intends to pursue recovery from the insurer, however, because there can be no assurance that the Company will prevail in obtaining coverage, the non-recurring expense has been recognized in 2007.

18.	401(k) Plan

The Company sponsors a 401(k) defined contribution plan covering substantially all officers and employees of the Company which allows participants to defer a percentage of compensation on a pre-tax basis up to a statutory limit. The Company contributes up to a maximum of 50% of the employee’s contribution, up to a maximum of 5% of an employee’s annual compensation. During the years ended December 31, 2007, 2006 and 2005, the Company’s matching cash contributions were $220, $203 and $186, respectively.

19.	Quarterly Financial Data (Unaudited)

The following table sets forth the quarterly results of operations for the years ended December 31, 2007 and 2006 (in thousands, except per share amounts):

	Quarters Ended 2007
	March 31	June 30	September 30	December 31

Revenue	$$40,103	$$37,248	$$37,752		$$38,152
Operating income (loss)	5,552	2,899	3,880		(1,485)
Income from continuing
operations	23,865	11,045	3,284		481
Discontinued operations	—	—	—		—

Net income	$$23,865	$$11,045	$$3,284		$481

Basic earnings (loss) per share:
Income (loss) from continuing
operations	$1.34	$0.58	$0.15	$	$(0.06)
Discontinued operations	—	—	—		—

Net income (loss)	$1.34	$0.58	$0.15	$	$(0.06)

Diluted earnings (loss) per share:
Income (loss) from continuing
operations	$1.25	$0.56	$0.15	$	$(0.06)
Discontinued operations	—	—	—		—

Net income (loss)	$1.25	$0.56	$0.15	$	$(0.06)

	Quarters Ended 2006
	March 31	June 30	September 30	December 31

Revenue	$$36,575	$$38,418	$$38,815	$$39,441
Operating income	2,646	4,816	3,327	3,379
Income from continuing
operations	4,305	4,710	4,518	20,784
Discontinued operations	1,280	67	(19)	(21)

Net income	$$5,585	$$4,777	$$4,499	$$20,763

Basic earnings per share:
Income from continuing operations	$0.16	$0.18	$0.17	$1.15
Discontinued operations	0.07	—	—	—

Net income	$0.23	$0.18	$0.17	$1.15

Diluted earnings per share:
Income from continuing operations	$0.16	$0.18	$0.17	$1.09
Discontinued operations	0.07	—	—	—

Net income	$0.23	$0.18	$0.17	$1.09

During the fourth quarter of 2006, the Company sold its interest in Collins Pointe Plaza, Merchants Square, and Crofton Centre to two separate joint ventures and recognized a gain of $19,162. Refer to Note 6.

Earnings per share, as reported in the above table, are based on weighted average common shares outstanding during the quarter and, therefore, may not agree with the earnings per share calculated for the years ended

December 31, 2007 and 2006. During the quarters ended March 31, 2007, June 30, 2007 and December 31, 2006, and for the full year ended December 31, 2007, the Series C Cumulative Convertible Preferred Shares were dilutive and were included in the calculation of diluted earnings per share. However, for the full year ended December 31, 2006, the Series C Cumulative Convertible Preferred Shares were antidilutive and were not included in the calculation of diluted earnings per share.

20.	Transactions With Related Parties

The Company has management agreements with various partnerships and performs certain administrative functions on behalf of entities owned in part by certain trustees and/or officers of the Company. The following revenue was earned during the three years ended December 31 from these related parties:

	2007	2006	2005

Management fees	$118	$149	$234
Leasing fee income	17	30	42
Brokerage commission	20	—	—
Payroll reimbursement	12	15	30

Total	$167	$194	$306

Concurrently with the sale of Kissimmee West and Shoppes of Lakeland to Ramco HHF KL LLC, during 2007, the Company entered in to Master Lease agreements for vacant tenant space at each of the two centers. Under terms of the agreements, the Company is responsible for minimum rent, recoveries of operating expense and future tenant allowance, if any, until such time that the spaces are leased. During 2007, the Company paid $197 to the joint venture as required under the agreements.

In October 2007, the Company entered into a bridge loan agreement with Ramco 450 Venture LLC for the purchase of The Shops on Lane Avenue in the amount of $27,600. In December 2007, Shops on Lane Avenue acquired permanent financing and repaid all outstanding debt and interest in the amount of $27,857 to the Company.

The Company had receivables from related parties in the amount of $21 and $28 at December 31, 2007 and 2006, respectively.

21.	Commitments and Contingencies

Construction Costs

In connection with the development and expansion of various shopping centers as of December 31, 2007, the Company has entered into agreements for construction costs of approximately $5,043, including approximately $1,217 for costs related to the development of Ramco Jacksonville shopping center.

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

Pursuant to the Closing Agreement we agreed to an adjustment to our taxable income for each of our taxable years ended December 31, 1991 through 1995. The Company has advised the relevant taxing authorities for the state and local jurisdictions where it conducted business during those years of such adjustments and the terms of the Closing Agreement. We believe that our exposure to state and local tax, penalties, interest and other miscellaneous expenses will not exceed $1,359 as of December 31, 2007. It is management’s belief that any liability for state and local tax, penalties, interest, and other miscellaneous expenses that may exist in relation to the IRS Audit will be covered under the Tax Agreement.

Effective March 31, 2006, Atlantic was merged into (acquired by) Kimco SI 1339, Inc. (formerly known as SI 1339, Inc.), a wholly-owned subsidiary of Kimco Realty Corporation (“Kimco”), with Kimco SI 1339, Inc. continuing as the surviving corporation. By way of the merger, Kimco SI 1339, Inc. acquired Atlantic’s assets, subject to its liabilities (including its obligations to the Company under the Tax Agreement). In a press release issued on the effective date of the merger, Kimco disclosed that the shareholders of Atlantic received common shares of Kimco valued at $81,800 in exchange for their shares in Atlantic.

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

Common Shares Repurchase

In December 2005, the Board of Trustees authorized the repurchase, at management’s discretion, of up to $15,000 of the Company’s common shares. The program allows the Company to repurchase its common shares from time to time in the open market or in privately negotiated transactions. As of December 31, 2007, the Company purchased and retired 287,900 shares of the Company’s common stock under this program at an average cost of $27.11 per share, and approximately $7,200 of common shares may yet be purchased under such repurchase program.

22.	Other Taxes

On July 12 2007, the Governor of the State of Michigan signed into law the Michigan Business Tax Act, replacing the Michigan Single Business Tax, which was scheduled to expire on December 31, 2007, with a two-prong tax (the “MBT”). The MBT is based on a combination of a business income tax and a modified gross receipts tax. The MBT took effect on January 1, 2008, and, because it is based on or derived from income-based measures, the provisions of SFAS No. 109, “Accounting for Income Taxes,” apply as of the enactment date. On September 30, 2007, an amendment to the Michigan Business Tax Act was signed into law establishing a deduction from the business income tax base equal to the net deferred tax liability, if any, resulting from the SFAS No. 109 income tax treatment of the MBT as reflected on the Company’s financial statements as of September 30, 2007. The enactment of the Michigan Business Tax Act and the related amendment caused the Company to recognize both a deferred tax liability and a deferred tax asset of approximately $3,748 as of December 31, 2007. As such, the enactment of the

Michigan Business Tax Act and the related amendment had no impact on the Company’s results of operations for fiscal year ended December 31, 2007.

In September 2007, the State of Michigan enacted legislation expanding its use tax to certain services, effective for such services rendered on or after December 1, 2007. On December 4, 2007, the State of Michigan repealed the expansion of the use tax to services effective as of December 1, 2007 and enacted legislation providing “amnesty” for any taxpayer that failed to collect the use tax for the brief period of time applicable services may have otherwise been subject to the tax. As such, there is no impact on current or future results of operations.

23.	Subsequent Event

Subsequent to December 31, 2007 the Company entered in $80,000 of interest rate swap contracts to extend the maturity date to December 13, 2010 related to existing contracts and put in place an interest rate swap contract of $20,000 through December 13, 2010.

The following table summarizes the interest rate contracts entered into subsequent to December 31, 2007:

	Hedge	Notional	Fixed	Effective	Expiration
Underlying Debt	Type	Value	Rate	Date	Date

Credit Facility	Cash Flow	$10,000	3.1%	12/29/2008	12/13/2010
Credit Facility	Cash Flow	10,000	3.1%	12/29/2008	12/13/2010
Credit Facility	Cash Flow	10,000	3.1%	1/20/2009	12/13/2010
Credit Facility	Cash Flow	10,000	3.1%	1/20/2009	12/13/2010
Credit Facility	Cash Flow	20,000	3.2%	3/16/2009	12/13/2010
Credit Facility	Cash Flow	20,000	3.2%	3/16/2009	12/13/2010
Credit Facility	Cash Flow	20,000	2.9%	3/17/2008	12/13/2010

		$100,000

Based on rates in effect at December 31, 2007, these agreements for notional amounts aggregating $100,000 would provide for fixed rate ranging from 4.4% to 4.7% on a portion of the Company’s credit facility and expire in December 2010.

Years Ended December 31, 2007 and 2006 (Dollars in thousands)

24.	REAL ESTATE ASSETS

Net Investment in Real Estate Assets at December 31, 2007

									Gross Cost at End
						Initial Cost to Company			of Period(b)
								Subsequent
							Building &	Additions
			Year	Year	Year		Improvements	(Retirements),		Building &		Accumulated
Property	Location		Constructed(a)	Acquired	Renovated	Land	(f)	Net	Land	Improvements	Total	Depreciation(c)	Encumbrances

Florida
Coral Creek Shops	Coconut Creek	Florida	1992	2002		1,565	14,085	(42)	1,572	14,036	15,608	1,968	(e	)
Lakeland	Lakeland	Florida		2007		8,296		403	8,296	403	8,699	—
Lantana Shopping Center	Lantana	Florida	1959	1996	2002	2,590	2,600	7,025	2,590	9,625	12,215	2,357	(e	)
Naples Towne Center	Naples	Florida	1982	1996	2003	218	1,964	4,530	807	5,905	6,712	1,583	(d	)
Pelican Plaza	Sarasota	Florida	1983	1997		710	6,404	298	710	6,702	7,412	1,776	(d	)
Plaza at Delray	Delray Beach	Florida	1979	2004		9,513	55,271	123	8,795	56,112	64,907	4,619	(e	)
Publix at River Crossing	New Port Richey	Florida	1998	2003		728	6,459	(46)	728	6,413	7,141	744	(e	)
River City	Jacksonville	Florida	2005	2005		19,768	73,859	2,866	11,816	84,677	96,493	2,318	(e	)
Rivertowne Square	Deerfield Beach	Florida	1980	1998		954	8,587	371	954	8,958	9,912	1,788	(d	)
Southbay Shopping Center	Osprey	Florida	1978	1998		597	5,355	406	597	5,761	6,358	1,509	(d	)
Sunshine Plaza	Tamarac	Florida	1972	1996	2001	1,748	7,452	12,780	1,748	20,232	21,980	6,133	(e	)
The Crossroads	Royal Palm Beach	Florida	1988	2002		1,850	16,650	91	1,857	16,734	18,591	2,380	(e	)
Village Lakes Shopping Center	Land O’ Lakes	Florida	1987	1997		862	7,768	205	862	7,973	8,835	2,015	(d	)
Georgia
Centre at Woodstock	Woodstock	Georgia	1997	2004		1,880	10,801	(368)	1,987	10,326	12,313	878	(e	)
Conyers Crossing	Conyers	Georgia	1978	1998	1989	729	6,562	673	729	7,235	7,964	1,919	(d	)
Holcomb Center	Alpharetta	Georgia	1986	1996		658	5,953	4,872	3,432	8,051	11,483	1,903	(d	)
Horizon Village	Suwanee	Georgia	1996	2002		1,133	10,200	38	1,143	10,228	11,371	1,458	(d	)
Mays Crossing	Stockbridge	Georgia	1984	1997	1986	725	6,532	1,740	725	8,272	8,997	1,990	(d	)
Promenade at Pleasant Hill	Duluth	Georgia	1993	2004		3,891	22,520	(708)	3,650	22,053	25,703	1,904	(e	)
Michigan
Auburn Mile	Auburn Hills	Michigan	2000	1999		15,704	0	(7,237)	5,917	2,550	8,467	1,041	(e	)
Beacon Square	Grand Haven	Michigan	2005	2006		1,806	6,093	2,415	1,807	8,507	10,314	492	(e	)
Clinton Pointe	Clinton Township	Michigan	1992	2003		1,175	10,499	(141)	1,175	10,358	11,533	1,154	(d	)
Clinton Valley Mall	Sterling Heights	Michigan	1977	1996	2002	1,101	9,910	6,406	1,101	16,316	17,417	4,192	(d	)
Clinton Valley	Sterling Heights	Michigan	1985	1996		399	3,588	3,276	523	6,740	7,263	1,934	(d	)
Eastridge Commons	Flint	Michigan	1990	1996	2001	1,086	9,775	2,367	1,086	12,142	13,228	4,058	(d	)
Edgewood Towne Center	Lansing	Michigan	1990	1996	2001	665	5,981	56	645	6,057	6,702	1,796	(d	)
Fairlane Meadows	Dearborn	Michigan	1987	2003		1,955	17,557	244	1,956	17,800	19,756	1,969	(d	)
Shoppes at Fairlane	Dearborn	Michigan	2006	2005		1,300	63	3,074	1,300	3,137	4,437	27	(d	)
Fraser Shopping Center	Fraser	Michigan	1977	1996		363	3,263	952	363	4,215	4,578	1,245	(d	)
Gaines Marketplace	Gaines Twp.	Michigan	2005	2005		226	6,782	8,839	8,343	7,504	15,847	504	(e	)
Hartland Towne Square	Hartland	Michigan		2007		8,138	2,022	0	8,138	2,022	10,160	—
Hoover Eleven	Warren	Michigan	1989	2003		3,308	29,778	(459)	3,304	29,323	32,627	2,964	(e	)

									Gross Cost at End
						Initial Cost to Company			of Period(b)
								Subsequent
							Building &	Additions
			Year	Year	Year		Improvements	(Retirements),		Building &		Accumulated
Property	Location		Constructed(a)	Acquired	Renovated	Land	(f)	Net	Land	Improvements	Total	Depreciation(c)	Encumbrances

Jackson Crossing	Jackson	Michigan	1967	1996	2002	2,249	20,237	12,930	2,249	33,167	35,416	8,696	(d	)
Jackson West	Jackson	Michigan	1996	1996	1999	2,806	6,270	6,129	2,691	12,514	15,205	3,815	(e	)
Kentwood Towne Center	Kentwood	Michigan	1988	1996		2,799	9,484	81	2,841	9,523	12,364	1,093	(e	)
Lake Orion Plaza	Lake Orion	Michigan	1977	1996		470	4,234	1,234	1,241	4,697	5,938	1,379	(d	)
Lakeshore Marketplace	Norton Shores	Michigan	1996	2003	2006	2,018	18,114	1,155	3,402	17,885	21,287	2,021	(e	)
Livonia Plaza	Livonia	Michigan	1988	2003		1,317	11,786	(2)	1,317	11,784	13,101	1,492	(d	)
Madison Center	Madison Heights	Michigan	1965	1997	2000	817	7,366	3,118	817	10,484	11,301	2,843	(e	)
New Towne Plaza	Canton Twp.	Michigan	1975	1996	2005	817	7,354	3,596	817	10,950	11,767	2,994	(e	)
Oak Brook Square	Flint	Michigan	1982	1996		955	8,591	1,824	955	10,415	11,370	2,959	(d	)
Roseville Towne Center	Roseville	Michigan	1963	1996	2004	1,403	13,195	7,202	1,403	20,397	21,800	5,419	(d	)
Southfield Plaza	Southfield	Michigan	1969	1996	2003	1,121	10,090	4,425	1,121	14,515	15,636	3,573	(d	)
Taylor Plaza	Taylor	Michigan	1970	1996	2006	400	1,930	272	400	2,202	2,602	673	(d	)
Tel-Twelve	Southfield	Michigan	1968	1996	2006	3,819	43,181	33,051	3,819	76,232	80,051	17,164	(d	)
West Oaks I	Novi	Michigan	1979	1996	2006	0	6,304	11,191	1,768	15,727	17,495	3,531	(e	)
West Oaks II	Novi	Michigan	1986	1996	2000	1,391	12,519	5,878	1,391	18,397	19,788	5,052	(e	)
North Carolina
Ridgeview Crossing	Elkin	North Carolina	1989	1997	1995	1,054	9,494	264	1,054	9,758	10,812	2,475	(e	)
Ohio
Office Max Center	Toledo	Ohio	1994	1996		227	2,042	0	227	2,042	2,269	595	(d	)
Crossroads Centre	Rossford	Ohio	2001	2001		5,800	20,709	1,236	4,898	22,847	27,745	4,418	(e	)
Crossroads West	Rossford	Ohio	2006	2005		796	3,087	1,552	796	4,639	5,435	162	(d	)
Spring Meadows Place	Holland	Ohio	1987	1996	2005	1,662	14,959	5,063	1,653	20,031	21,684	5,280	(e	)
Troy Towne Center	Troy	Ohio	1990	1996	2003	930	8,372	(855)	813	7,634	8,447	2,451	(d	)
South Carolina
Taylors Square	Taylors	South Carolina	1989	1997	1995	1,581	14,237	2,959	1,721	17,056	18,777	4,002	(e	)
Tennessee
Highland Square	Crossville	Tennessee	1988	1997	2005	913	8,189	3,520	913	11,709	12,622	3,091	(d	)
Northwest Crossing	Knoxville	Tennessee	1989	1997	2006	1,284	11,566	5,678	1,284	17,244	18,528	3,559	(e	)
Northwest Crossing II	Knoxville	Tennessee	1999	1999		570	0	1,628	570	1,628	2,198	334	(e	)
Stonegate Plaza	Kingsport	Tennessee	1984	1997	1993	606	5,454	574	606	6,028	6,634	5,734	(d	)
Virginia
Aquia Towne Center	Stafford	Virginia	1989	1998		2,187	19,776	28,783	3,509	47,237	50,746	5,010
Wisconsin
East Town Plaza	Madison	Wisconsin	1992	2000	2000	1,768	16,216	64	1,768	16,280	18,048	3,094	(e	)
West Allis Towne Centre	West Allis	Wisconsin	1987	1996		1,866	16,789	2,628	1,866	19,417	21,283	5,435

Grand Total						$139,267	$705,878	$200,227	$136,566	$908,806	$1,045,372	$168,962

(a)	If prior to May 1996, constructed by a predecessor of the Company.

(b)	The aggregate cost of land and buildings and improvements for federal income tax purposes is approximately $1,018 million.

(c)	Depreciation for all properties is computed over the useful life which is generally forty years.

(d)	The property is pledged as collateral on the unsecured credit facility.

(e)	The property is pledged as collateral on secured mortgages.

(f)	Refer to Footnote 1 for a summary of the Company’s capitalization policies.

The changes in real estate assets and accumulated depreciation for the years ended December 31, 2007, and 2006 are as follows:

Real Estate Assets	2007	2006	Accumulated Depreciation	2007	2006

Balance at beginning of period	$1,048,602	$1,047,304	Balance at beginning of period	$150,627	$125,201
Land Development/Acquisitions	83,636	30,251	Sales/Retirements	(12,972)	(5,819)
Discontinued Operations	—	22,311	Discontinued Operations	—	4,557
Capital Improvements	58,694	23,335	Depreciation	31,307	26,688

Sale/Retirements of Assets	(145,560)	(74,599)	Balance at end of period	$168,962	$150,627

Balance at end of period	$1,045,372	$1,048,602