Form 10-Q
period 2008-03-31
RAMCO GERSHENSON PROPERTIES TRUST
filed 2008-05-09
CIK 842183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For the quarterly period ended March 31, 2008
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

Large accelerated filer ☐	Accelerated filer	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐     No ☑

Number of common shares of beneficial interest ($0.01 par value) of the registrant outstanding as of May 6, 2008: 18,469,456

INDEX

		Page
		No.

PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets — March 31, 2008 (Unaudited) and December 31, 2007	3
	Consolidated Statements of Income and Comprehensive Income — Three Months Ended March 31, 2008 and 2007 (Unaudited)	4
	Consolidated Statements of Cash Flows — Three Months Ended March 31, 2008 and 2007 (Unaudited)	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures	27

PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	28
Item 1A.	Risk Factors	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 6.	Exhibits	28

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

RAMCO-GERSHENSON PROPERTIES TRUST

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Unaudited)
	(In thousands, except
	per share amounts)

ASSETS
Investment in real estate, net	$880,142	$876,410
Cash and cash equivalents	15,043	14,977
Restricted cash	6,537	5,777
Accounts receivable, net	38,460	35,787
Equity investments in and advances to unconsolidated entities	94,561	117,987
Other assets, net	38,021	37,561

Total Assets	$1,072,764	$1,088,499

LIABILITIES
Mortgages and notes payable	$691,276	$690,801
Accounts payable and accrued expenses	39,783	57,614
Distributions payable	9,887	9,884
Capital lease obligation	7,382	7,443

Total Liabilities	748,328	765,742
Minority Interest	41,406	41,353

SHAREHOLDERS’ EQUITY
Common Shares of Beneficial Interest, par value $0.01, 45,000 shares authorized; 18,569 and 18,470 issued and outstanding as of March 31, 2008 and December 31, 2007, respectively	186	185
Additional paid-in capital	388,686	388,164
Accumulated other comprehensive loss	(2,649)	(845)
Cumulative distributions in excess of net income	(103,193)	(106,100)

Total Shareholders’ Equity	283,030	281,404

Total Liabilities and Shareholders’ Equity	$1,072,764	$1,088,499

See notes to consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Three Months Ended March 31,
	2008	2007
	(Unaudited)
	(In thousands, except per share amounts)

REVENUES:
Minimum rents	$23,222	$24,273
Percentage rents	364	312
Recoveries from tenants	11,117	11,736
Fees and management income	1,422	2,604
Other income	493	1,178

Total revenues	36,618	40,103

EXPENSES:
Real estate taxes	4,860	5,171
Recoverable operating expenses	6,614	6,683
Depreciation and amortization	8,056	8,137
Other operating	1,049	509
General and administrative	3,805	3,033
Interest expense	9,779	11,018

Total expenses	34,163	34,551

Income before gain on sale of real estate assets, minority interest and earnings from unconsolidated entities	2,455	5,552
Gain on sale of real estate assets	10,184	22,435
Minority interest	(2,091)	(4,528)
Earnings from unconsolidated entities	897	406

Net income	11,445	23,865
Preferred stock dividends	—	(1,663)

Net income available to common shareholders	$11,445	$22,202

Basic earnings per common share	$0.62	$1.34

Diluted earnings per common share	$0.62	$1.25

Basic weighted average common shares outstanding	18,500	16,590

Diluted weighted average common shares outstanding	18,512	18,553

COMPREHENSIVE INCOME
Net income	$11,445	$23,865
Other comprehensive income :
Unrealized loss on interest rate swaps	(1,804)	(223)

Comprehensive income	$9,641	$23,642

See notes to consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2008	2007
	(Unaudited)
	(In thousands)

Cash Flows from Operating Activities:
Net income	$11,445	$23,865
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,056	8,137
Amortization of deferred financing costs	224	339
Gain on sale of real estate assets	(10,184)	(22,435)
Earnings from unconsolidated entities	(897)	(406)
Minority interest	2,091	4,528
Distributions received from unconsolidated entities	1,647	833
Changes in operating assets and liabilities that (used) provided cash:
Accounts receivable	(2,673)	(1,635)
Other assets	166	858
Accounts payable and accrued expenses	(7,432)	500

Net Cash Provided by Operating Activities	2,443	14,584

Cash Flows from Investing Activities:
Real estate developed or acquired, net of liabilities assumed	(18,915)	(5,345)
Investment in and advances to unconsolidated entities	(844)	(10,326)
Proceeds from sales of real estate	5,104	43,889
Increase in restricted cash	(760)	(635)
Repayment of note receivable from joint venture	23,249	14,128

Net Cash Provided by Investing Activities	7,834	41,711

Cash Flows from Financing Activities:
Cash distributions to shareholders	(8,537)	(7,417)
Cash distributions to operating partnership unit holders	(2,010)	(1,310)
Cash dividends to preferred shareholders	—	(1,663)
Paydown of mortgages and notes payable	(28,375)	(86,650)
Payment of deferred financing costs	(50)	(209)
Distributions to minority partners	(28)	(44)
Borrowings on mortgages and notes payable	28,850	38,990
Reduction of capital lease obligation	(61)	(59)

Net Cash Used in Financing Activities	(10,211)	(58,362)

Net Increase (Decrease) in Cash and Cash Equivalents	66	(2,067)
Cash and Cash Equivalents, Beginning of Period	14,977	11,550

Cash and Cash Equivalents, End of Period	$15,043	$9,483

Supplemental Cash Flow Disclosure, including Non-Cash Activities:
Cash paid for interest during the period	$9,547	$10,705
Cash paid for federal income taxes	4,679	165
Capitalized interest	754	244
Assumed debt of acquired property	—	12,197
Decrease in deferred gain on sale of property	11,678	—
Decrease in fair value of interest rate swaps	(1,804)	(223)

See notes to consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

1.	Organization and Basis of Presentation

Ramco-Gershenson Properties Trust, together with its subsidiaries (the “Company”), is a real estate investment trust (“REIT”) engaged in the business of owning, developing, acquiring, managing and leasing community shopping centers, regional malls and single tenant retail properties. At March 31, 2008, the Company owns and manages a portfolio of 89 shopping centers, with approximately 19.9 million square feet of gross leaseable area (“GLA”), located in the Midwestern, Southeastern and Mid-Atlantic regions of the United States. The Company’s centers are usually anchored by discount department stores or supermarkets and the tenant base consists primarily of national and regional retail chains and local retailers. The Company’s credit risk, therefore, is concentrated in the retail industry.

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

The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in audited financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission. These consolidated financial statements, in the opinion of management, include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods and dates presented. Interim operating results are not necessarily indicative of operating results for the full year.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority owned subsidiary, the Operating Partnership, Ramco-Gershenson Properties, L.P. (86.4% owned by the Company at March 31, 2008 and December 31, 2007), and all wholly owned subsidiaries, including bankruptcy remote single purpose entities and all majority owned joint ventures over which the Company has control. The Operating Partnership owns 100% of the non-voting and voting common stock of Ramco-Gershenson, Inc. (“Ramco”), and therefore it is included in the consolidated financial statements. Ramco has elected to be a taxable REIT subsidiary for federal income tax purposes. Ramco provides property management services to the Company and to other entities. Investments in real estate joint ventures for which the Company has the ability to exercise significant influence over, but for which the Company does not have financial or operating control, are accounted for using the equity method of accounting. Accordingly, the Company’s share of the earnings of these joint ventures is included in consolidated net income. All intercompany accounts and transactions have been eliminated in consolidation.

New Accounting Pronouncements

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States, and enhances disclosures about fair value measurements. Fair value is defined as the exchange price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 clarifies that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS 157 requires fair value measurements to be separately disclosed by level within the fair value hierarchy.

Fair value measurements for assets and liabilities where there exists limited or no observable market data and, therefore, are based primarily upon estimates, are often calculated based on the economic and competitive environment, the characteristics of the asset or liability and other factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including but not limited to estimates of future cash flows, could impact the results of current or future values. The adoption of SFAS 157 for assets and liabilities did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the application of SFAS 161, although SFAS 161 will not have an effect on the Company’s results of operations or financial position because it only requires new disclosure obligations.

2.	Accounts Receivable, Net

Accounts receivable includes $17,006 and $16,610 of unbilled straight-line rent receivables at March 31, 2008 and December 31, 2007, respectively.

Accounts receivable at March 31, 2008 and December 31, 2007 includes $2,224 and $2,221, respectively, due from Atlantic Realty Trust (“Atlantic”) for reimbursement of tax deficiencies and interest related to the Internal Revenue Service (“IRS”) examination of the Company’s taxable years ended December 31, 1991 through 1995. Under terms of the tax agreement the Company entered into with Atlantic (“Tax Agreement”), Atlantic assumed all of the Company’s liability for tax and interest arising out of that IRS examination. Effective March 31, 2006, Atlantic was merged into (acquired by) Kimco SI 1339, Inc. (formerly known as SI 1339, Inc.), a wholly owned subsidiary of Kimco Realty Corporation (“Kimco”), with Kimco SI 1339, Inc. continuing as the surviving corporation. By way of the merger, Kimco SI 1339, Inc. acquired Atlantic’s assets, subject to its liabilities, including its obligations to the Company under the Tax Agreement. See Note 10 for additional information.

The Company provides for bad debt expense based upon the allowance method of accounting. The Company monitors the collectibility of its accounts receivable (billed, unbilled and straight-line) from specific tenants, and analyzes historical bad debts, customer credit worthiness, current economic trends and changes in tenant payment terms when evaluating the adequacy of the allowance for doubtful accounts. When tenants are in bankruptcy, the Company makes estimates of the expected recovery of pre-petition and post-petition claims. The ultimate resolution of these claims can exceed one year. Accounts receivable in the accompanying balance sheets is shown net of an allowance for doubtful accounts of $3,084 and $3,313 at March 31, 2008 and December 31, 2007, respectively.

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Investment in Real Estate, Net

Investment in real estate consists of the following:

	March 31,	December 31,
	2008	2007
	(Unaudited)

Land	$136,735	$136,566
Buildings and improvements	880,590	883,067
Construction in progress	32,204	25,739

	1,049,529	1,045,372
Less: accumulated depreciation	(169,387)	(168,962)

Investment in real estate, net	$880,142	$876,410

4.	Investments in Unconsolidated Entities

As of March 31, 2008, the Company had investments in the following unconsolidated entities:

		Total Assets	Total Assets
	Ownership as of	as of	as of
Entity Name	March 31, 2008	March 31, 2008	December 31, 2007
		(Unaudited)

S-12 Associates	50%	$679	$663
Ramco/West Acres LLC	40%	10,114	10,232
Ramco/Shenandoah LLC	40%	16,052	16,452
Ramco/Lion Venture LP	30%	542,730	564,291
Ramco 450 Venture LLC	20%	273,127	274,057
Ramco 191 LLC	20%	20,392	19,028
Ramco Highland Disposition LLC	20%	19,632	17,926
Ramco HHF KL LLC	7%	53,556	53,857
Ramco HHF NP LLC	7%	28,323	28,213
Ramco Jacksonville North Industrial LLC	5%	1,229	1,193

		$965,834	$985,912

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Debt

The Company’s unconsolidated entities had the following debt outstanding at March 31, 2008 (unaudited):

	Balance	Interest
Entity Name	Outstanding	Rate	Maturity Date

S-12 Associates	$973	6.5%	May 2016	(1)
Ramco/West Acres LLC	8,788	8.1%	April 2010	(2)
Ramco/Shenandoah LLC	12,169	7.3%	February 2012
Ramco Lion Venture LP	270,746	4.6% - 8.3%	Various	(3)
Ramco 450 Venture LLC	163,137	4.6% - 6.0%	Various	(4)
Ramco 191 LLC	5,256	4.7%	June 2010
Ramco Highland Disposition LLC	10,497	4.6%	May 2008
Ramco Jacksonville North Industrial LLC	678	5.1%	September 2008

	$472,244

(1)	Interest rate resets annually per formula.

(2)	Under terms of the note, the anticipated payment date is April 2010.

(3)	Interest rates range from 4.6% to 8.3% with maturities ranging from April 2008 to June 2020.

(4)	Interest rates range from 4.6% to 6.0% with maturities ranging from February 2009 to January 2018.

Transactions with Joint Ventures

Under the terms of agreements with certain joint ventures, Ramco is the manager of the joint ventures and their properties, earning fees for acquisitions, development, management, leasing, and financing. The fees earned by the Company, which are reported in the consolidated statements of income as fees and management income, are summarized as follows:

	Three Months Ended
	March 31,
	2008	2007
	(Unaudited)

Acquisition fee income	$70	$865
Financing fee income	22	861
Management fee income	697	456
Leasing fee income	137	270

Total	$926	$2,452

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Combined Condensed Financial Information

Combined condensed financial information for the Company’s unconsolidated entities is summarized as follows:

	March 31,	December 31,
	2008	2007
	(Unaudited)

ASSETS
Investment in real estate, net	$924,232	$921,107
Other assets	41,602	64,805

Total Assets	$965,834	$985,912

LIABILITIES AND OWNERS’ EQUITY
Mortgage notes payable	$472,244	$472,402
Other liabilities	29,569	47,615
Owners’ equity	464,021	465,895

Total Liabilities and Owners’ Equity	$965,834	$985,912

Company’s equity investments in and advances to unconsolidated entities	$94,561	$117,987

	Three Months Ended March 31,
	2008	2007
	(Unaudited)

TOTAL REVENUES	$24,512	$15,605
TOTAL EXPENSES	20,691	14,549

NET INCOME	$3,821	$1,056

COMPANY’S SHARE OF EARNINGS FROM UNCONSOLIDATED ENTITIES	$897	$406

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Other Assets, Net

Other assets consist of the following:

	March 31,	December 31,
	2008	2007
	(Unaudited)

Leasing costs	$36,484	$35,646
Intangible assets	6,557	6,673
Deferred financing costs	5,867	5,818
Other assets	5,590	5,400

	54,498	53,537
Less: accumulated amortization	(31,136)	(29,956)

	23,362	23,581
Prepaid expenses and other	11,378	12,079
Proposed development and acquisition costs	3,281	1,901

Other assets, net	$38,021	$37,561

Intangible assets at March 31, 2008 include $5,213 of lease origination costs and $1,262 of favorable leases related to the allocation of the purchase price for acquisitions made since 2002. These assets are being amortized over the lives of the applicable leases as reductions or additions to minimum rent revenue, as appropriate, over the initial terms of the respective leases. The average amortization period for intangible assets attributable to lease origination costs and for favorable leases is 7.2 years and 7.3 years, respectively.

The Company recorded amortization of deferred financing costs of $224 and $339, respectively, during the three months ended March 31, 2008 and 2007. This amortization has been recorded as interest expense in the Company’s consolidated statements of income.

The following table represents estimated future amortization expense related to other assets as of March 31, 2008 (unaudited):

Year Ending December 31,

2008 (April 1 - December 31)	$4,291
2009	4,561
2010	3,737
2011	2,912
2012	2,150
Thereafter	5,711

Total	$23,362

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Mortgages and Notes Payable

Mortgages and notes payable consist of the following:

	March 31,	December 31,
	2008	2007
	(Unaudited)

Fixed rate mortgages with interest rates ranging from 4.8% to 8.1%, due at various dates from August 2008 through May 2018	$394,058	$395,140
Floating rate mortgages with interest rates of 4.6% due at various dates from November 2008 through March 2009	16,243	16,336
Secured Term Loan, with an interest rate at LIBOR plus 150 basis points, due December 2008. The effective rate at March 31, 2008 and December 31, 2007 was 4.6% and 6.7%, respectively	40,000	40,000
Junior subordinated notes, unsecured, due January 2038, with an interest rate fixed until January 2013 when the notes are redeemable or the interest becomes LIBOR plus 330 basis points. The effective rate at both March 31, 2008 and December 31, 2007 was 7.9%.	28,125	28,125
Unsecured Term Loan Credit Facility, with an interest rate at LIBOR plus 130 to 165 basis points, due December 2010, maximum borrowings $100,000. The effective rate at March 31, 2008 and December 31, 2007 was 6.0% and 6.4%, respectively	100,000	100,000
Unsecured Revolving Credit Facility, with an interest rate at LIBOR plus 115 to 150 basis points, due December 2008, maximum borrowings $150,000. The effective rate at March 31, 2008 and December 31, 2007 was 4.1% and 6.4%, respectively	112,850	111,200

	$691,276	$690,801

The mortgage notes are secured by mortgages on properties that have an approximate net book value of $482,806 as of March 31, 2008.

With respect to the various fixed rate mortgages, floating rate mortgages, and the Secured Term Loan due in 2008, it is the Company’s intent to refinance these mortgages and notes payable.

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

At March 31, 2008, outstanding letters of credit issued under the Credit Facility, not reflected in the accompanying consolidated balance sheets, total approximately $1,800. We also had other outstanding letters of credit, not reflected in the consolidated balance sheets, of approximately $4,000 related to the completion of the River City Marketplace development.

The Credit Facility and the secured term loan contain financial covenants relating to total leverage, fixed charge coverage ratio, loan to asset value, tangible net worth and various other calculations. As of March 31, 2008, the Company was in compliance with the covenant terms.

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The mortgage loans encumbering the Company’s properties, including properties held by its unconsolidated joint ventures, are generally non-recourse, subject to certain exceptions for which the Company would be liable for any resulting losses incurred by the lender. These exceptions vary from loan to loan but generally include fraud or a material misrepresentation, misstatement or omission by the borrower, intentional or grossly negligent conduct by the borrower that harms the property or results in a loss to the lender, filing of a bankruptcy petition by the borrower, either directly or indirectly, and certain environmental liabilities. In addition, upon the occurrence of certain events, such as fraud or filing of a bankruptcy petition by the borrower, the Company would be liable for the entire outstanding balance of the loan, all interest accrued thereon and certain other costs, penalties and expenses.

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

Under terms of various debt agreements, the Company may be required to maintain interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate debt. The Company has interest rate swap agreements with an aggregate notional amount of $100,000 at March 31, 2008. Based on rates in effect at March 31, 2008, the agreements provide for fixed rates ranging from 4.4% to 6.6% and expire December 2008 through December 2010.

The following table presents scheduled principal payments on mortgages and notes payable as of March 31, 2008 (unaudited):

Year Ending December 31,

2008 (April 1 - December 31)	$208,223
2009	35,014
2010	119,723
2011	27,932
2012	34,011
Thereafter	266,373

Total	$691,276

7.	Fair Value

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Derivative instruments (interest rate swaps) are recorded at fair value on a recurring basis. Additionally, the Company from time to time, may be required to record other assets at fair value on a nonrecurring basis.

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value Hierarchy

As required under SFAS 157, the Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

Level 1	Valuation is based upon quoted prices for identical instruments traded in active markets.

Level 2	Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3	Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability.

The following is a description of valuation methodologies used for the Company’s assets and liabilities recorded at fair value.

Derivative Assets and Liabilities

All derivative instruments held by the Company are interest rate swaps for which quoted market prices are not readily available. For those derivatives, the Company measures fair value on a recurring basis using valuation models that use primarily market observable inputs, such as yield curves. The Company classifies derivatives instruments as Level 2.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of liabilities measured at fair value on a recurring basis as of March 31, 2008 (in thousands). The Company did not have any material assets that were required to be measured at fair value on a recurring basis at March 31, 2008.

	Total
	Fair Value	Level 1	Level 2	Level 3

Liabilities
Derivative liabilities(1)	$2,649	$—	$2,649	$—

(1)	Interest rate swaps

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share (“EPS”) (in thousands, except per share data):

	Three Months Ended
	March 31,
	2008	2007
	(Unaudited)

Numerator:
Income before minority interest	$13,536	$28,393
Minority interest	(2,091)	(4,528)
Preferred share dividends	—	(1,663)

Net income available to common shareholders, basic and dilutive	$11,445	$22,202

Denominator:
Weighted-average common shares for basic EPS	18,500	16,590
Effect of dilutive securities:
Preferred shares	—	1,888
Options outstanding	12	75

Weighted-average common shares for diluted EPS	18,512	18,553

Basic earnings per common share	$0.62	$1.34

Diluted earnings per common share	$0.62	$1.25

During the three months ended March 31, 2007, the Company’s Series C Preferred Shares were dilutive and therefore were included in the calculation of diluted EPS.

9.	Leases

Approximate future minimum revenues from rentals under noncancelable operating leases in effect at March 31, 2008, assuming no new or renegotiated leases or option extensions on lease agreements, are as follows (unaudited):

Year Ending December 31,

2008 (April 1 - December 31)	$67,895
2009	83,291
2010	75,221
2011	66,630
2012	56,429
Thereafter	267,655

Total	$617,121

The Company has an operating lease for its corporate office space for a term expiring in 2014. The Company also has operating leases for office space in Florida and land at one of its shopping centers. In addition, the Company has a capitalized ground lease. Total amounts expensed relating to these leases were $215 and $202 for the three months ended March 31, 2008 and 2007, respectively.

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Approximate future minimum rental payments under the Company’s noncancelable office leases, assuming no options extensions, and a capital ground lease at one of its shopping centers, are as follows (unaudited):

	Office	Capital
Year Ending December 31,	Leases	Lease

2008 (April 1 - December 31)	$657	$508
2009	896	677
2010	909	677
2011	916	677
2012	938	678
Thereafter	2,477	6,632

Total minimum lease payments	6,793	9,849
Less: amounts representing interest	—	(2,467)

Total	$6,793	$7,382

10.	Commitments and Contingencies

Construction Costs

In connection with the development and expansion of various shopping centers, as of March 31, 2008 we have entered into agreements for construction costs of approximately $5,714, including approximately $3,062 for costs related to the development of Hartland Towne Square in Hartland, Michigan.

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

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In connection with the incorporation, and distribution of all of the shares of Atlantic in May 1996, we entered into the Tax Agreement with Atlantic under which Atlantic assumed all of our tax liabilities arising out of the IRS’ then ongoing examinations (which included, but is not otherwise limited to, the IRS Audit), excluding any tax liability relating to any actions or events occurring, or any tax return position taken, after May 10, 1996, but including liabilities for additions to tax, interest, penalties and costs relating to covered taxes. In addition, the Tax Agreement provides that, to the extent any tax which Atlantic is obligated to pay under the Tax Agreement can be avoided through the declaration of a deficiency dividend, we would make, and Atlantic would reimburse us for the amount of such deficiency dividend.

On December 15, 2003, our Board of Trustees declared a cash “deficiency dividend” in the amount of $2,209, which was paid on January 20, 2004, to common shareholders of record on December 31, 2003. On January 21, 2004, pursuant to the Tax Agreement, Atlantic reimbursed us $2,209 in recognition of our payment of the deficiency dividend. Atlantic has also paid all other amounts (including the tax deficiencies and interest referred to above), on behalf of the Company, assessed by the IRS to date.

Pursuant to the Closing Agreement we agreed to an adjustment to our taxable income for each of our taxable years ended December 31, 1991 through 1995. The Company has advised the relevant taxing authorities for the state and local jurisdictions where it conducted business during those years of such adjustments and the terms of the Closing Agreement. We believe that our exposure to state and local tax, penalties, interest and other miscellaneous expenses will not exceed $1,343 as of March 31, 2008. It is management’s belief that any liability for state and local tax, penalties, interest, and other miscellaneous expenses that may exist in relation to the IRS Audit will be covered under the Tax Agreement.

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

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Repurchase of Common Shares of Beneficial Interest

In December 2005, the Board of Trustees authorized the repurchase, at management’s discretion, of up to $15,000 of the Company’s common shares of beneficial interest. The program allows the Company to repurchase its common shares of beneficial interest from time to time in the open market or in privately negotiated transactions. As of March 31, 2008, the Company had purchased and retired 287,900 shares of the Company’s common shares of beneficial interest under this program at an average cost of $27.11 per share. Approximately $7,200 of common shares may yet be purchased under such repurchase program.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the consolidated financial statements, including the respective notes thereto, which are included in this Form 10-Q.

Overview

We are a fully integrated, self-administered, publicly-traded REIT which owns, develops, acquires, manages and leases community shopping centers (including power centers and single-tenant retail properties) and one enclosed regional mall in the Midwestern, Southeastern and Mid-Atlantic regions of the United States. At March 31, 2008, we owned interests in 89 shopping centers, comprised of 88 community centers and one enclosed regional mall, totaling approximately 19.9 million square feet of GLA. We and our joint venture partners own approximately 16.0 million square feet of such GLA, with the remaining portion owned by various anchor stores.

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

Development

We have five projects in various stages of development with an estimated total project cost of $386.5 million. As of March 31, 2008, we have spent $73.5 million on such developments. We intend to wholly own the Northpointe Town Center and Rossford Pointe and therefore anticipate that $82.5 million of the total project costs will be on our balance sheet upon completion of such projects. We anticipate that we will incur $55.7 million of debt to fund these projects. We own 20% of the joint venture that is developing Hartland Towne Square, and our share of the estimated $52.0 million of project costs is $10.4 million. We anticipate that the joint venture will incur $41.6 million to fund the project. The remaining estimated project costs of $252.0 million for The Town Center at Aquia and the Shoppes of Lakeland II are expected to be developed through joint ventures, and therefore will be accounted as off-balance sheet assets, although we do not have joint venture partners to date and no assurance can be given that we will have joint venture partners on such projects. As part of our development plans for The Town Center at Aquia and the Shoppes of Lakeland II, we anticipate the joint ventures will incur $189.0 million of debt and raise $63.0 million of equity from joint venture partners.

Redevelopment

We have eleven redevelopments currently in process. We estimate the total project costs of the 11 redevelopment projects in process to be $52.9 million. Five of the redevelopments involve core operating properties and are expected to cost $18.9 million of which $4.3 million has been spent as of March 31, 2008. For the six redevelopment projects at properties held by joint ventures, we estimate off-balance sheet project costs of $34.0 million (our share is estimated to be $8.7 million) of which $12.6 million has been spent as of March 31, 2008 (our share is $3.3 million).

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

Leasing

During the quarter, we opened 21 new non-anchor stores, at an average base rent of $18.23 per square foot, an increase of 11.0% over the portfolio average for non-anchor stores. We also renewed 62 non-anchor leases, at an average base rent of $14.95 per square foot, achieving an increase of 13.1% over prior rental rates. We also renewed eight anchor leases, at an average base rent of $9.19 per square foot, an increase of 9.8% over prior rental rates. Overall portfolio average base rents increased to $10.70 per square foot in the first quarter of 2008 from $10.20 in the same period in 2007.

Same center operating income for the three months ended March 31, 2008 increased 1.6% over the same period in 2007.

Acquisitions

After an in-depth analysis of our business plan going forward, we intend to de-emphasize our acquisition program as a significant driver of growth. Acquisitions are planned to be more opportunistic in nature and the volume of these purchases will be substantially less than in 2007. We estimate our capital needs to carry out our 2008 acquisition activities will be less than $7.0 million.

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

Critical accounting policies are those that are both significant to the overall presentation of our financial condition and results of operations and require management to make difficult, complex or subjective judgments. For example, significant estimates and assumptions have been made with respect to useful lives of assets, capitalization of development and leasing costs, recoverable amounts of receivables and initial valuations and related amortization periods of deferred costs and intangibles, particularly with respect to property acquisitions. Our critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2007 have not materially changed during the first three months of 2008.

Comparison of Three Months Ended March 31, 2008 to Three Months Ended March 31, 2007

For purposes of comparison between the three months ended March 31, 2008 and 2007, “Same Center” refers to the shopping center properties owned by consolidated entities as of January 1, 2007 and March 31, 2008.

In April 2007, we increased our partnership interest in Ramco Jacksonville LLC, which is now included in our consolidated financial statements. This property is referred to as the “Acquisition” in the following discussion.

In March 2007, we sold Chester Springs Shopping Center to Ramco 450 Venture LLC, our joint venture with an investor advised by Heitman LLC. In June 2007, we sold two shopping centers, Shoppes of Lakeland and Kissimmee West, to Ramco HHF KL LLC, a newly formed joint venture. In July 2007, we sold Paulding Pavilion to Ramco 191 LLC, our $75 million joint venture with Heitman Value Partners Investment LLC. In late December 2007, we sold Mission Bay to Ramco/Lion Venture LP. These sales to joint ventures in which we have an ownership interest are collectively referred to as “Dispositions” in the following discussion.

Revenues

Total revenues for the three months ended March 31, 2008 were $36.6 million, a $3.5 million decrease over the comparable period in 2007.

Minimum rents decreased $1.1 million to $23.2 million for the three months ended March 31, 2008 as compared to $24.3 million for the first quarter of 2007. The Dispositions resulted in a decrease of approximately $2.8 million in minimum rents and Same Center properties resulted in a decrease of approximately $200,000, partially offset by an increase of approximately $1.9 million from the Acquisition The 0.9% decrease at the Same Center properties over the comparable period in 2007 is mainly due to the result of current redevelopment projects at certain of our shopping centers and an adjustment in straight-line rent.

Recoveries from tenants decreased approximately $600,000 to $11.1 million for the first quarter of 2008 as compared to $11.7 million for the same period in 2007. The Dispositions resulted in a decrease of approximately $1.2 million in recoveries from tenants and Same Center properties resulted in a decrease of approximately $144,000, partially offset by an increase of approximately $800,000 from the Acquisition. The decrease for the Same Center properties was due primarily to redevelopments and to a negative recovery billing adjustment for 2007 year-end accruals made in the first quarter of 2008. The overall property operating expense recovery ratio was 96.9% for the three months ended March 31, 2008 as compared to 99.0% for the three months ended March 31, 2007. The decrease was primarily due to the common area recoverable billing adjustment in the first quarter of 2008 related to accruals made in 2007. We expect our recovery ratio to be between 96% and 98% for the full year 2008.

Fees and management income decreased $1.2 million to $1.4 million for the three months ended March 31, 2008 as compared to $2.6 million for the three months ended March 31, 2007. The decrease was mainly attributable to a net decrease in development related fees of approximately $900,000, as well as a decrease in acquisition related fees of approximately $583,000. The decrease in development and financing fees was related to our Ramco Jacksonville LLC joint venture. The decrease in acquisition related fees is primarily related to approximately $500,000 earned during 2007 related to the purchase of Cocoa Commons and Cypress Pointe by our ING Clarion joint venture, as well as the purchase of Peachtree Hill and Chester Springs Shopping Center by our $450 million joint venture with an investor advised by Heitman LLC.

Other income for the three months ended March 31, 2008 was approximately $493,000, a decrease of approximately $685,000 over the comparable period in 2007. Interest income decreased approximately $399,000 over the comparable period in 2007. In 2007, Ramco-Gershenson Properties L.P. (the “Operating Partnership”) earned approximately $500,000 of interest income on advances to Ramco Jacksonville LLC related to the River City Marketplace development, with no similar income earned during the first quarter of 2008. For the three months ended March 31, 2008, we recognized approximately $24,000 income from previously written-off accounts receivables, compared to recoveries of approximately $233,000 for the same period in 2007.

Expenses

Total expenses for the three months ended March 31, 2008 decreased approximately $400,000 to $34.2 million as compared to $34.6 million for the three months ended March 31, 2007.

Real estate taxes decreased by approximately $300,000 during the first quarter of 2008 to $4.9 million, as compared to $5.2 million during the first quarter of 2007. Real estate taxes decreased approximately $519,000 as a result of Dispositions, partially offset by an increase of approximately $215,000 related to the Acquisition.

Recoverable operating expenses decreased by approximately $100,000 to $6.6 million for the three months ended March 31, 2008 as compared to $6.7 million for the three months ended March 31, 2007. Recoverable operating expenses from the Dispositions resulted in a decrease of approximately $600,000, partially offset by an increase from the Acquisition of approximately $300,000 and an increase from Same Center properties of approximately $200,000. This increase in Same Center properties is attributable mainly to higher electricity costs from the expansion of our electricity resale program.

Depreciation and amortization was $8.1 million for the first quarter of 2008, consistent with the comparable period in 2007. The increase in depreciation and amortization resulting from the Acquisition was offset by a comparable decrease from the Dispositions.

Other operating expenses increased approximately $540,000 to $1.0 million for the quarter ended March 31, 2008 as compared to approximately $509,000 for the comparable quarter in 2007. Due to current market conditions, we increased bad debt expense approximately $330,000 in the first quarter 2008 when compared to 2007. Expenses related to vacancies increased by approximately $43,000 in 2008, as a result of higher tenant delinquencies.

General and administrative expenses increased approximately $800,000 from $3.0 million for the three months ended March 31, 2007 to $3.8 million for the three months ended March 31, 2008. The increase in general and administrative expenses was primarily due to an increase in salary related expenses of approximately $500,000 as well as increased legal and tax fees of approximately $200,000.

Interest expense decreased $1.2 million, to $9.8 million for the three months ended March 31, 2008, as compared to $11.0 million for the three months ended March 31, 2007. Average monthly debt outstanding was $13.5 million higher for the first quarter of 2008, resulting in an increase in interest expense of approximately $200,000. We benefited from lower average interest rates during the first three months of 2008, resulting in a decrease in interest expense of approximately $908,000. Interest expense during the first three months of 2008 was favorably impacted by approximately $364,000 as a result of higher capitalized interest on development and redevelopment projects, by approximately $115,000 due to decreased amortization of deferred financing costs and by approximately $51,000 due to decreased amortization of marked to market debt.

Other

Gain on sale of real estate assets includes sales of properties in which we maintain continuing involvement through our unconsolidated joint ventures. In 2008, we recognized a $9.8 million gain, net of taxes, on the sale of Mission Bay Plaza to our Ramco/Lion Venture joint venture. During the three months ended March 31, 2007, we sold Chester Springs Shopping Center to our $450 million joint venture with an investor advised by Heitman LLC, which resulted in a gain of approximately $22.8 million. In addition, we sold various parcels of land that resulted in a gain of approximately $423,000.

Minority interest represents the equity in income attributable to the portion of the Operating Partnership not owned by us. Minority interest for the first quarter of 2008 decreased $2.4 million to $2.1 million, as compared to $4.5 million for the first quarter of 2007. The decrease is primarily attributable to the minority interest’s proportionate share of the lower gain on the sale of real estate assets.

Earnings from unconsolidated entities represent our proportionate share of the earnings of various joint ventures in which we have an ownership interest. Earnings from unconsolidated entities increased approximately $491,000, from approximately $406,000 for the three months ended March 31, 2007 to approximately $897,000 for the three months ended March 31, 2008. The increase is principally due to approximately $231,000 additional earnings from the Ramco/Lion Venture LP joint venture, and additional earnings of approximately $100,000 from Ramco 450 and Ramco 191 joint ventures. For the three months ended March 31, 2007, Ramco Jacksonville LLC (“Jacksonville”) reduced our share of earnings by approximately $159,000. In April 2007, we purchased the remaining 80% ownership interest in Jacksonville and we have consolidated Jacksonville in our results of operations since the date of acquisition.

Liquidity and Capital Resources

The principal uses of our liquidity and capital resources are for operations, development, redevelopment, including expansion and renovation programs, acquisitions, and debt repayment, as well as dividend payments in accordance with REIT requirements and repurchases of our common shares. We anticipate that the combination of cash on hand, the availability under our Credit Facility, our access to the capital markets and the sale of existing properties will satisfy our expected working capital requirements though at least the next 12 months and allow us to achieve continued growth. Although we believe that the combination of factors discussed above will provide sufficient liquidity, no such assurance can be given.

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

The following is a summary of our cash flow activities (dollars in thousands):

	Three Months Ended
	March 31,
	2008	2007
	(Unaudited)

Cash provided by operations	$2,443	$14,584
Cash provided by investing activities	7,834	41,711
Cash used in financing activities	(10,211)	(58,362)

For the three months ended March 31, 2008, we generated $2.4 million in cash flows from operating activities, as compared to $14.6 million for the same period in 2007. Cash flows from operating activities were lower during the first quarter of 2008 mainly due to lower net income during the period, as well as lower net cash inflows related to accounts receivable and other assets, and higher cash outflows for accounts payable and accrued expenses. For the first quarter of 2008, investing activities provided $7.8 million of cash flows, as compared to $41.7 million in the first quarter of 2007. Cash flows from investing activities were lower in 2008 due to additional investments in real estate, lower cash received from sales of shopping centers to our joint ventures, and additional investments in our joint venture with ING Clarion and our $450 million joint venture with an investor advised by Heitman LLC. During the quarter ended March 31, 2008, cash flows used in financing activities were $10.2 million, as compared to $58.4 million during the quarter ended March 31, 2007. During the quarter ended March 31, 2007, we repaid in full all amounts due under our Unsecured Subordinated Term Loan.

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

Under terms of various debt agreements, we may be required to maintain interest rate swap agreements to reduce the impact of changes in interest rates on our floating rate debt. We have interest rate swap agreements with an aggregate notional amount of $100.0 million at March 31, 2008. Based on rates in effect at March 31, 2008, the agreements provide for fixed rates ranging from 4.4% to 6.6% and expire December 2008 through December 2010.

After taking into account the impact of converting our variable rate debt into fixed rate debt by use of the interest rate swap agreements, at March 31, 2008 our variable rate debt accounted for approximately $169.1 million of outstanding debt with a weighted average interest rate of 4.3%. Variable rate debt accounted for approximately 24.5% of our total debt and 14.8% of our total capitalization.

We have $559.6 million of mortgage loans encumbering our consolidated properties, and $125.9 million of mortgage loans for properties held by our unconsolidated joint ventures (representing our pro rata share). Such mortgage loans are generally non-recourse, subject to certain exceptions for which we would be liable for any resulting losses incurred by the lender. These exceptions vary from loan to loan but generally include fraud or a material misrepresentation, misstatement or omission by the borrower, intentional or grossly negligent conduct by the borrower that harms the property or results in a loss to the lender, filing of a bankruptcy petition by the borrower, either directly or indirectly, and certain environmental liabilities. In addition, upon the occurrence of certain of such events, such as fraud or filing of a bankruptcy petition by the borrower, we would be liable for the entire outstanding balance of the loan, all interest accrued thereon and certain other costs, penalties and expenses.

The unconsolidated joint ventures in which our Operating Partnership owns an interest and which are accounted for by the equity method of accounting are subject to mortgage indebtedness, which in most instances is non-recourse. At March 31, 2008, our pro rata share of mortgage debt for the unconsolidated joint ventures was $125.9 million with a weighted average interest rate of 6.3%. Our pro rata share of fixed rate debt for the unconsolidated joint ventures amounted to $119.5 million, or 94.9% of our total pro rata share of such debt. The mortgage debt of $16.3 million at Peachtree Hill, a shopping center owned by our Ramco 450 Venture LLC, is recourse debt.

Planned Capital Spending

During the three months ended March 31, 2008, we spent approximately $1.8 million on revenue-generating capital expenditures including tenant allowances, leasing commissions paid to third-party brokers, legal costs related to lease documents, and capitalized leasing and construction costs. These types of costs generate a return through rents from tenants over the term of their leases. Revenue-enhancing capital expenditures, including expansions, renovations or repositionings, were approximately $12.8 million. Revenue neutral capital expenditures, such as roof and parking lot repairs which are anticipated to be recovered from tenants, amounted to approximately $70,000.

For the remainder of 2008, we anticipate spending approximately $15.6 million for revenue-generating, revenue-enhancing and revenue neutral capital expenditures, including $11.0 million for approved redevelopment projects.

We are also working on five additional redevelopments that are in the final planning stages that are not included in such amounts. Further, we anticipate spending $8.0 million in the remainder of 2008 for ongoing development projects.

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

Capitalization

At March 31, 2008, our market capitalization amounted to $1.1 billion. Market capitalization consisted of $691.3 million of debt (including property-specific mortgages, an Unsecured Credit Facility consisting of a Term Loan Credit Facility and a Revolving Credit Facility, a Secured Term Loan, and a Junior Subordinated Note), and $453.6 million of common shares and Operating Partnership Units at market value. Our debt to total market capitalization was 60.4% at March 31, 2008, as compared to 60.2% at December 31, 2007. After taking into account the impact of converting our variable rate debt into fixed rate debt by use of interest rate swap agreements, our outstanding debt at March 31, 2008 had a weighted average interest rate of 5.6%, and consisted of $522.2 million of fixed rate debt and $169.1 million of variable rate debt. Outstanding letters of credit issued under the Credit Facility totaled approximately $1.8 million. We also had other outstanding letters of credit, not reflected in the consolidated balance sheets, of approximately $4.0 million related to the completion of the River City Marketplace development.

At March 31, 2008, the minority interest in the Operating Partnership represented a 13.6% ownership in the Operating Partnership. The units in the Operating Partnership (“OP Units”) may, under certain circumstances, be exchanged for our common shares of beneficial interest on a one-for-one basis. We, as sole general partner of the Operating Partnership, have the option, but not the obligation, to settle exchanged OP Units held by others in cash based on the current trading price of our common shares of beneficial interest. Assuming the exchange of all OP Units, there would have been 21,488,453 of our common shares of beneficial interest outstanding at March 31, 2008, with a market value of approximately $453.6 million (based on the closing price of $21.11 per share on March 31, 2008).

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

The following table illustrates the calculation of FFO (in thousands, except per share data):

	Three Months Ended
	March 31,
	2008	2007
	(Unaudited)

Net Income	$11,445	$23,865
Add:
Depreciation and amortization expense	9,415	8,962
Minority interest in partnership	2,090	4,503
Less:
Gain on sale of real estate(1)	(9,761)	(22,498)

Funds from operations	13,189	14,832
Less:
Series B Preferred Stock dividends	—	(594)

Funds from operations available to common shareholders	$13,189	$14,238

Weighted average equivalent shares outstanding, diluted	21,431	21,474

Funds from operations available to common shareholders per diluted share	$0.62	$0.66

(1)	Excludes gain on sale of undepreciated land of $423 in 2008 and loss on sale of undepreciated land of $63 in 2007.

Forward Looking Statements

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our expectations, plans or beliefs concerning future events and may be identified by terminology such as “may,” “will,” “should,” “believe,” “expect,” “estimate,” “anticipate,” “continue,” “predict” or similar terms. Although the forward-looking statements made in this document are based on our good faith beliefs, reasonable assumptions and our best judgment based upon current information, certain factors could cause actual results to differ materially from those in the forward-looking statements, including: our success or failure in implementing our business strategy; economic conditions generally and in the commercial real estate and finance markets specifically; our cost of capital, which depends in part on our asset quality, our relationships with lenders and other capital providers; our business prospects and outlook; changes in governmental regulations, tax rates and similar matters; our continuing to qualify as a REIT; and other factors discussed elsewhere in this document and our other filings with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2007. Given these uncertainties, you should not place undue reliance on any forward- looking statements. Except as required by law, we assume no obligation to update these forward-looking statements, even if new information becomes available in the future.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We have exposure to interest rate risk on our variable rate debt obligations. We are not subject to any foreign currency exchange rate risk or commodity price risk, or other material rate or price risks. Based on our debt and interest rates and the interest rate swap agreements in effect at March 31, 2008, a 100 basis point change in interest rates would affect our annual earnings and cash flows by approximately $1.7 million.

Under the terms of various debt agreements, we may be required to maintain interest rate swap agreements to reduce the impact of changes in interest rate on our floating rate debt. We have interest rate swap agreements with an aggregate notional amount of $100.0 million at March 31, 2008. Based on rates in effect at March 31, 2008, the agreements provide for fixed rates ranging from 4.4% to 6.6% and expire December 2008 through December 2010.

The following table sets forth information as of March 31, 2008 concerning our long-term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates of maturing amounts and fair market value (dollars in thousands).

								Estimated
	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value

Fixed-rate debt	$46,662	$27,481	$119,723	$27,932	$34,011	$266,374	$522,183	$523,256
Average interest rate	5.1%	7.0%	6.3%	7.4%	6.8%	5.7%	6.0%	5.5%
Variable-rate debt	$161,561	$7,532	$—	$—	$—	—	$169,093	$169,093
Average interest rate	4.3%	4.6%	—	—	—	—	4.3%	4.3%

We estimated the fair value of fixed rate mortgages using a discounted cash flow analysis, based on our incremental borrowing rates for similar types of borrowing arrangements with the same remaining maturity. Considerable judgment is required to develop estimated fair values of financial instruments. The table incorporates only those exposures that exist at March 31, 2008 and does not consider those exposures or positions which could arise after that date or firm commitments as of such date. Therefore, the information presented therein has limited predictive value. Our actual interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (“Exchange Act”), such as this report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the design control objectives, and therefore management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We carried out an assessment as of March 31, 2008 of the effectiveness of the design and operation of our disclosure controls and procedures. This assessment was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on such evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that such disclosure controls and procedures were effective as of March 31, 2008.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal or governmental proceedings, other than the IRS Examination, against or involving us or our properties. For a description of the IRS Examination, see Note 10 to the consolidated financial statements, which is incorporated by reference herein.

Item 1A.  Risk Factors

You should review our Annual Report on Form 10-K for the year ended December 31, 2007, which contains a detailed description of risk factors that may materially affect our business, financial condition or results of operations. There are no material changes to the disclosure on these matters set forth in such Form 10-K.

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

No common shares were repurchased during the three months ended March 31, 2008. As of March 31, 2008, we had purchased and retired 287,900 shares of our common stock under this program at an average cost of $27.11 per share. Approximately $7.2 million of common shares may yet be purchased under such repurchase program.

Item 6.	Exhibits

Exhibit No.		Description

31	.1*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32	.2*	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*	filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAMCO-GERSHENSON PROPERTIES TRUST

By:	/s/ Dennis Gershenson
Dennis Gershenson
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2008

By:	/s/ Richard J. Smith
Richard J. Smith
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 9, 2008