Form 10-Q
period 2008-06-30
RAMCO GERSHENSON PROPERTIES TRUST
filed 2008-08-07
CIK 842183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For the quarterly period ended June 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐     No ☑

Number of common shares of beneficial interest ($0.01 par value) of the registrant outstanding as of August 4, 2008: 18,474,174

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

RAMCO-GERSHENSON PROPERTIES TRUST

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(Unaudited)
	(In thousands, except
	per share amounts)

ASSETS
Investment in real estate, net	$882,763	$876,410
Cash and cash equivalents	6,670	14,977
Restricted cash	7,490	5,777
Accounts receivable, net	39,035	35,787
Equity investments in and advances to unconsolidated entities	93,626	117,987
Other assets, net	38,036	37,561

Total Assets	$1,067,620	$1,088,499

LIABILITIES
Mortgages and notes payable	$690,999	$690,801
Accounts payable and accrued expenses	38,020	57,614
Distributions payable	9,888	9,884
Capital lease obligation	7,319	7,443

Total Liabilities	746,226	765,742
Minority Interest	40,650	41,353

SHAREHOLDERS’ EQUITY
Common Shares of Beneficial Interest, par value $0.01, 45,000 shares authorized; 18,474 and 18,470 issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	185	185
Additional paid-in capital	389,127	388,164
Accumulated other comprehensive income (loss)	179	(845)
Cumulative distributions in excess of net income	(108,747)	(106,100)

Total Shareholders’ Equity	280,744	281,404

Total Liabilities and Shareholders’ Equity	$1,067,620	$1,088,499

See notes to consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

			For the Six
	For the Three Months		Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
		(Unaudited)
	(In thousands, except per share amounts)

REVENUES:
Minimum rents	$23,101	$24,300	$46,122	$48,378
Percentage rents	133	96	497	408
Recoveries from tenants	10,313	10,688	21,396	22,391
Fees and management income	1,930	1,426	3,352	4,030
Other income	495	488	980	1,650

Total revenues	35,972	36,998	72,347	76,857

EXPENSES:
Real estate taxes	4,805	4,890	9,652	9,891
Recoverable operating expenses	5,500	5,696	12,083	12,502
Depreciation and amortization	7,880	8,205	15,835	16,214
Other operating	1,013	762	2,061	1,269
General and administrative	4,820	3,874	8,625	6,907
Interest expense	8,893	10,744	18,672	21,762

Total expenses	32,911	34,171	66,928	68,545

Income from continuing operations before gain on sale of real estate assets, minority interest and earnings from unconsolidated entities	3,061	2,827	5,419	8,312
Gain on sale of real estate assets	103	8,941	10,287	31,376
Minority interest	(642)	(1,497)	(2,720)	(6,016)
Earnings from unconsolidated entities	769	712	1,666	1,118

Income from continuing operations	3,291	10,983	14,652	34,790

Discontinued operations, net of minority interest:
Loss on sale of real estate assets	(400)	—	(400)	—
Income from operations	93	62	177	120

Income (loss) from discontinued operations	(307)	62	(223)	120

Net income	2,984	11,045	14,429	34,910
Preferred stock dividends	—	(606)	—	(2,269)
Loss on redemption of preferred shares	—	(35)	—	(35)

Net income available to common shareholders	$2,984	$10,404	$14,429	$32,606

Basic earnings per common share:
Income from continuing operations	$0.18	$0.58	$0.79	$1.88
Income (loss) from discontinued operations	(0.02)	—	(0.01)	0.01

Net income	$0.16	$0.58	$0.78	$1.89

Diluted earnings per common share:
Income from continuing operations	$0.18	$0.56	$0.79	$1.81
Income (loss) from discontinued operations	(0.02)	—	(0.01)	0.01

Net income	$0.16	$0.56	$0.78	$1.82

Basic weighted average common shares outstanding	18,473	17,847	18,471	17,221

Diluted weighted average common shares outstanding	18,490	21,483	18,489	18,557

COMPREHENSIVE INCOME
Net income	$2,984	$11,045	$14,429	$34,910
Other comprehensive income :
Unrealized gain on interest rate swaps	2,828	420	1,024	197

Comprehensive income	$5,812	$11,465	$15,453	$35,107

See notes to consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES

TRUST CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months
	Ended June 30,
	2008	2007
	(Unaudited)
	(In thousands)

Cash Flows from Operating Activities:
Net income	$14,429	$34,910
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,835	16,214
Amortization of deferred financing costs	436	799
Gain on sale of real estate assets	(10,287)	(31,376)
Earnings from unconsolidated entities	(1,666)	(1,118)
Discontinued operations	258	(139)
Minority interest from continuing operations	2,720	6,016
Distributions received from unconsolidated entities	16,245	1,902
Changes in operating assets and liabilities that (used) provided cash:
Accounts receivable	(3,069)	(2,333)
Other assets	(2,526)	2,271
Accounts payable and accrued expenses	(6,145)	3,460

Net Cash Provided by Continuing Operating Activities	26,230	30,606
Operating Cash from Discontinued Operations	170	158

Net Cash Provided by Operating Activities	26,400	30,764

Cash Flows from Investing Activities:
Real estate developed or acquired, net of liabilities assumed	(35,969)	(20,467)
Investment in and advances to unconsolidated entities	(13,996)	(11,375)
Proceeds from sales of real estate assets	4,698	72,014
Increase in restricted cash	(1,713)	(2,008)
Repayment of note receivable from joint venture	23,249	14,128

Net Cash Provided by (Used in) Continuing Investing Activities	(23,731)	52,292
Investing Cash from Discontinued Operations	9,429	—

Net Cash Provided by (Used in) Investing Activities	(14,302)	52,292

Cash Flows from Financing Activities:
Cash distributions to shareholders	(17,074)	(15,086)
Cash distributions to operating partnership unit holders	(3,360)	(2,660)
Cash dividends to preferred shareholders	—	(3,339)
Paydown of mortgages and notes payable	(81,052)	(183,701)
Payment of deferred financing costs	(56)	(354)
Distributions to minority partners	(28)	(62)
Borrowings on mortgages and notes payable	81,250	119,937
Reduction of capital lease obligation	(124)	(118)
Redemption of preferred shares	—	(888)
Proceeds from exercise of stock options	39	268

Net Cash Used in Continuing Financing Activities	(20,405)	(86,003)
Financing Cash from Discontinued Operations	—	—

Net Cash Used in Financing Activities	(20,405)	(86,003)

Net Decrease in Cash and Cash Equivalents	(8,307)	(2,947)
Cash and Cash Equivalents, Beginning of Period	14,977	11,550

Cash and Cash Equivalents, End of Period	$6,670	$8,603

Supplemental Cash Flow Disclosure, including Non-Cash Activities:
Cash paid for interest during the period	$18,219	$21,563
Cash paid for federal income taxes	5,797	168
Capitalized interest	1,319	1,198
Assumed debt of acquired property	—	87,197
Decrease in deferred gain on sale of property	11,678	—
(Increase)/Decrease in fair value of interest rate swaps	1,024	197

See notes to consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

1.	Organization and Basis of Presentation

Ramco-Gershenson Properties Trust, together with its subsidiaries (the “Company”), is a real estate investment trust (“REIT”) engaged in the business of owning, developing, acquiring, managing and leasing community shopping centers, regional malls and single tenant retail properties. At June 30, 2008, the Company owns and manages a portfolio of 89 shopping centers, with approximately 20.0 million square feet of gross leaseable area (“GLA”), located in the Midwestern, Southeastern and Mid-Atlantic regions of the United States. The Company’s centers are usually anchored by discount department stores or supermarkets and the tenant base consists primarily of national and regional retail chains and local retailers. The Company’s credit risk, therefore, is concentrated in the retail industry.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority owned subsidiary, the Operating Partnership, Ramco-Gershenson Properties, L.P. (86.4% owned by the Company at June 30, 2008 and December 31, 2007), and all wholly owned subsidiaries, including bankruptcy remote single purpose entities and all majority owned joint ventures over which the Company has control. The Operating Partnership owns 100% of the non-voting and voting common stock of Ramco-Gershenson, Inc. (“Ramco”), and therefore it is included in the consolidated financial statements. Ramco has elected to be a taxable REIT subsidiary for federal income tax purposes. Ramco provides property management services to the Company and to other entities. Investments in real estate joint ventures for which the Company has the ability to exercise significant influence over, but for which the Company does not have financial or operating control, are accounted for using the equity method of accounting. Accordingly, the Company’s share of the earnings from these joint ventures is included in consolidated net income. All intercompany accounts and transactions have been eliminated in consolidation.

New Accounting Pronouncements

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States, and enhances disclosures about fair value measurements. Fair value is defined as the exchange price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 clarifies that fair value should be based on the assumptions

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS 157 requires fair value measurements to be separately disclosed by level within the fair value hierarchy.

Fair value measurements for assets and liabilities where there exists limited or no observable market data are, therefore, based primarily upon estimates, and are often calculated based on the economic and competitive environment, the characteristics of the asset or liability and other factors. Therefore, fair value cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including but not limited to estimates of future cash flows, could impact the calculation of current or future values. The adoption of SFAS 157 for assets and liabilities did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS 161 also requires entities to disclose additional information about the amounts and location of derivatives included within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the application of SFAS 161, although SFAS 161 will not have a material effect on the Company’s results of operations or financial position because it only requires new disclosure obligations.

2.	Accounts Receivable, Net

Accounts receivable includes $17,283 and $16,610 of unbilled straight-line rent receivables at June 30, 2008 and December 31, 2007, respectively.

Accounts receivable at June 30, 2008 and December 31, 2007 includes $2,214 and $2,221, respectively, due from Atlantic Realty Trust (“Atlantic”) for reimbursement of tax deficiencies, interest and other miscellaneous expenses related to the Internal Revenue Service (“IRS”) examination of the Company’s taxable years ended December 31, 1991 through 1995. Under terms of the tax agreement the Company entered into with Atlantic (“Tax Agreement”), Atlantic assumed all of the Company’s liability for tax and interest arising out of that IRS examination. Effective June 30, 2006, Atlantic was merged into (acquired by) Kimco SI 1339, Inc. (formerly known as SI 1339, Inc.), a wholly owned subsidiary of Kimco Realty Corporation (“Kimco”), with Kimco SI 1339, Inc. continuing as the surviving corporation. By way of the merger, Kimco SI 1339, Inc. acquired Atlantic’s assets, subject to its liabilities, including its obligations to the Company under the Tax Agreement. See Note 10 for additional information.

The Company provides for bad debt expense based upon the allowance method of accounting. The Company monitors the collectibility of its accounts receivable (billed, unbilled and straight-line) from specific tenants, and analyzes historical bad debts, customer credit worthiness, current economic trends and changes in tenant payment terms when evaluating the adequacy of the allowance for doubtful accounts. When tenants are in bankruptcy, the Company makes estimates of the expected recovery of pre-petition and post-petition claims. The ultimate resolution of these claims can be delayed for one year or longer. Accounts receivable in the accompanying balance sheets is shown net of an allowance for doubtful accounts of $3,306 and $3,313 at June 30, 2008 and December 31, 2007, respectively.

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Investment in Real Estate, Net

Investment in real estate consists of the following:

	June 30,	December 31,
	2008	2007
	(Unaudited)

Land	$143,390	$136,566
Buildings and improvements	870,381	883,067
Construction in progress	41,443	25,739

	1,055,214	1,045,372
Less: accumulated depreciation	(172,451)	(168,962)

Investment in real estate, net	$882,763	$876,410

4.	Equity Investments in and Advances to Unconsolidated Entities

As of June 30, 2008, the Company had investments in the following unconsolidated entities:

		Total Assets	Total Assets
	Ownership as of	as of	as of
Entity Name	June 30, 2008	June 30, 2008	December 31, 2007
		(Unaudited)

S-12 Associates	50%	$695	$663
Ramco/West Acres LLC	40%	10,137	10,232
Ramco/Shenandoah LLC	40%	16,005	16,452
Ramco/Lion Venture LP	30%	542,034	564,291
Ramco 450 Venture LLC	20%	289,491	274,057
Ramco 191 LLC	20%	22,073	19,028
Ramco RM Hartland SC LLC	20%	18,320	17,926
Ramco HHF KL LLC	7%	53,211	53,857
Ramco HHF NP LLC	7%	28,386	28,213
Ramco Jacksonville North Industrial LLC	5%	1,236	1,193

		$981,588	$985,912

Debt

The Company’s unconsolidated entities had the following debt outstanding at June 30, 2008 (unaudited):

	Balance	Interest
Entity Name	Outstanding	Rate	Maturity Date

S-12 Associates	$951	6.8%	May 2016	(1)
Ramco/West Acres LLC	8,757	8.1%	April 2010	(2)
Ramco/Shenandoah LLC	12,126	7.3%	February 2012
Ramco Lion Venture LP	274,158	4.6% - 8.3%	Various	(3)
Ramco 450 Venture LLC	174,948	4.2% - 6.0%	Various	(4)
Ramco 191 LLC	7,078	4.1%	June 2010
Ramco RM Hartland SC LLC	8,505	5.4%	July 2009
Ramco Jacksonville North Industrial LLC	693	4.7%	September 2008

	$487,216

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Interest rate resets annually per formula.

(2)	Under terms of the note, the anticipated payment date is April 2010.

(3)	Interest rates range from 4.6% to 8.3% with maturities ranging from November 2009 to June 2020.

(4)	Interest rates range from 4.2% to 6.0% with maturities ranging from February 2009 to January 2018.

Transactions with Joint Ventures

Under the terms of agreements with certain joint ventures, Ramco is the manager of the joint ventures and their properties, earning fees for acquisitions, development, management, leasing, and financing. The fees earned by the Company, which are reported in the consolidated statements of income as fees and management income, are summarized as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)

Acquisition fee income	$227	$746	$297	$1,611
Financing fee income	170	35	193	896
Management fee income	682	450	1,379	906
Leasing fee income	246	127	384	396

Total	$1,325	$1,358	$2,253	$3,809

Combined Condensed Financial Information

Combined condensed financial information for the Company’s unconsolidated entities is summarized as follows:

	June 30,	December 31,
	2008	2007
	(Unaudited)

ASSETS
Investment in real estate, net	$938,359	$921,107
Other assets	43,229	64,805

Total Assets	$981,588	$985,912

LIABILITIES AND OWNERS’ EQUITY
Mortgage notes payable	$487,216	$472,402
Other liabilities	32,933	47,615
Owners’ equity	461,439	465,895

Total Liabilities and Owners’ Equity	$981,588	$985,912

Company’s equity investments in and advances to unconsolidated entities	$93,626	$117,987

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	(Unaudited)		(Unaudited)

TOTAL REVENUES	$23,491	$16,584	$48,003	$32,189
TOTAL EXPENSES	20,416	14,340	41,107	28,891

Net Income	$3,075	$2,244	$6,896	$3,298

Company’s share of earnings from unconsolidated entities	$769	$712	$1,666	$1,118

5.	Other Assets, Net

Other assets consist of the following:

	June 30,	December 31,
	2008	2007
	(Unaudited)

Leasing costs	$37,654	$35,646
Intangible assets	6,557	6,673
Deferred financing costs	5,874	5,818
Other assets	5,643	5,400

	55,728	53,537
Less: accumulated amortization	(32,484)	(29,956)

	23,244	23,581
Prepaid expenses and other	12,140	12,079
Proposed development and acquisition costs	2,652	1,901

Other assets, net	$38,036	$37,561

Intangible assets at June 30, 2008 include $5,213 of lease origination costs and $1,262 of favorable leases related to the allocation of the purchase price for acquisitions made since 2002. These assets are being amortized over the lives of the applicable leases as reductions or additions to minimum rent revenue, as appropriate, over the initial terms of the respective leases. The average amortization period for intangible assets attributable to lease origination costs and for favorable leases is 7.2 years and 7.3 years, respectively.

The Company recorded amortization of deferred financing costs of $436 and $799, respectively, during the six months ended June 30, 2008 and 2007. This amortization has been recorded as interest expense in the Company’s consolidated statements of income.

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table represents estimated future amortization expense related to other assets as of June 30, 2008 (unaudited):

Year Ending December 31,

2008 (July 1 - December 31)	$2,936
2009	4,785
2010	3,957
2011	3,100
2012	2,327
Thereafter	6,139

Total	$23,244

6.	Mortgages and Notes Payable

Mortgages and notes payable consist of the following:

	June 30,	December 31,
	2008	2007
	(Unaudited)

Fixed rate mortgages with interest rates ranging from 4.8% to 8.1%, due at various dates from August 2008 through May 2018	$392,902	$395,140
Floating rate mortgages with interest rates ranging from 4.0% to 4.2%, due at various dates from November 2008 through March 2009	16,122	16,336
Secured Term Loan, with an interest rate at LIBOR plus 150 basis points, due December 2008. The effective rate at June 30, 2008 and December 31, 2007 was 4.0% and 6.7%, respectively	40,000	40,000
Junior subordinated notes, unsecured, due January 2038, with an interest rate fixed until January 2013 when the notes are redeemable or the interest rate becomes LIBOR plus 330 basis points. The effective rate at June 30, 2008 and December 31, 2007 was 7.9%	28,125	28,125
Unsecured Term Loan Credit Facility, with an interest rate at LIBOR plus 130 to 165 basis points, due December 2010, maximum borrowings $100,000. The effective rate at June 30, 2008 and December 31, 2007 was 6.0% and 6.4%, respectively	100,000	100,000
Unsecured Revolving Credit Facility, with an interest rate at LIBOR plus 115 to 150 basis points, due December 2008, maximum borrowings $150,000. The effective rate at June 30, 2008 and December 31, 2007 was 3.9% and 6.4%, respectively	113,850	111,200

	$690,999	$690,801

The mortgage notes are secured by mortgages on properties that have an approximate net book value of $479,463 as of June 30, 2008.

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

At June 30, 2008, outstanding letters of credit issued under the Credit Facility, not reflected in the accompanying consolidated balance sheets, total approximately $1,800. We also had other outstanding letters of credit, not reflected in the consolidated balance sheets, of approximately $1,300 related to the completion of the River City Marketplace development.

The Credit Facility and the secured term loan contain financial covenants relating to total leverage, fixed charge coverage ratio, loan to asset value, tangible net worth and various other calculations. As of June 30, 2008, the Company was in compliance with the covenant terms.

The mortgage loans encumbering the Company’s properties, including properties held by its unconsolidated joint ventures, are generally non-recourse, subject to certain exceptions for which the Company would be liable for any resulting losses incurred by the lender. These exceptions vary from loan to loan but generally include fraud or a material misrepresentation, misstatement or omission by the borrower, intentional or grossly negligent conduct by the borrower that harms the property or results in a loss to the lender, filing of a bankruptcy petition by the borrower, either directly or indirectly, and certain environmental liabilities. In addition, upon the occurrence of certain events, such as fraud or filing of a bankruptcy petition by the borrower, the Company would be liable for the entire outstanding balance of the loan, all interest accrued thereon and certain other costs, including penalties and expenses.

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

Under terms of various debt agreements, the Company may be required to maintain interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate debt. The Company has interest rate swap agreements with an aggregate notional amount of $100,000 at June 30, 2008. Based on rates in effect at June 30, 2008, the agreements provide for fixed rates ranging from 4.4% to 6.6% and expire December 2008 through December 2010.

The following table presents scheduled principal payments on mortgages and notes payable as of June 30, 2008 (unaudited):

Year Ending December 31,

2008 (July 1 - December 31)	$208,010
2009	34,950
2010	119,723
2011	27,932
2012	34,011
Thereafter	266,373

Total	$690,999

7.	Fair Value

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Derivative instruments (interest rate swaps) are recorded at fair value on a

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recurring basis. Additionally, the Company, from time to time, may be required to record other assets at fair value on a nonrecurring basis.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of liabilities measured at fair value on a recurring basis as of June 30, 2008 (in thousands). The Company did not have any material assets that were required to be measured at fair value on a recurring basis at June 30, 2008.

	Total
	Fair Value	Level 1	Level 2	Level 3

Assets
Derivative assets(1)	$179	$—	$179	$—

(1)	Interest rate swaps

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share (“EPS”) (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)

Numerator:
Income from continuing operations before minority interest	$3,933	$12,480	$17,372	$40,806
Minority interest	(642)	(1,497)	(2,720)	(6,016)
Preferred stock dividends	—	(606)	—	(2,269)
Loss on redemption of preferred shares	—	(35)	—	(35)

Income from continuing operations available to common shareholders	3,291	10,342	14,652	32,486
Discontinued operations, net of minority interest:
Loss on sale of real estate assets	(400)	—	(400)	—
Income from operations	93	62	177	120

Net income available to common shareholders	2,984	10,404	14,429	32,606
Add: Income impact of assumed conversion of preferred shares	—	1,519	—	1,081

Adjusted numerator for diluted EPS	$2,984	$11,923	$14,429	$33,687

Denominator:
Weighted-average common shares for basic EPS	18,473	17,847	18,471	17,221
Effect of dilutive securities:
Operating partnership units	—	2,920	—	—
Preferred shares	—	637	—	1,259
Unvested shares of restricted stock	5	—	6	—
Options outstanding	12	79	12	77

Weighted-average common shares for diluted EPS	18,490	21,483	18,489	18,557

Basic EPS:
Income from continuing operations	$0.18	$0.58	$0.79	$1.88
Income (loss) from discontinued operations	(0.02)	—	(0.01)	0.01

Net income	$0.16	$0.58	$0.78	$1.89

Diluted EPS:
Income from continuing operations	$0.18	$0.56	$0.79	$1.81
Income (loss) from discontinued operations	(0.02)	—	(0.01)	0.01

Net income	$0.16	$0.56	$0.78	$1.82

During the three months ended June 30, 2007, the units representing the minority interest in the Company’s Operating Partnership were dilutive and therefore, the operating partnership units were included in the calculation of diluted EPS. However, for all other periods presented, the operating partnership units were antidilutive and therefore were not included in the calculation of diluted EPS.

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the three and six months ended June 30, 2007, the Company’s Series C Preferred Shares were dilutive and therefore were included in the calculation of diluted EPS.

9.	Leases

Approximate future minimum revenues from rentals under noncancelable operating leases in effect at June 30, 2008, assuming no new or renegotiated leases or option extensions on lease agreements, are as follows (unaudited):

Year Ending December 31,

2008 (July 1 - December 31)	$45,277
2009	85,799
2010	79,502
2011	71,298
2012	60,885
Thereafter	299,322

Total	$642,083

The Company has an operating lease for its corporate office space for a term expiring in 2014. The Company also has operating leases for office space in Florida and land at one of its shopping centers. In addition, the Company has a capitalized ground lease. Total amounts expensed relating to these leases were $431 and $405 for the six months ended June 30, 2008 and 2007, respectively.

Approximate future minimum rental payments under the Company’s noncancelable office leases and land, assuming no options extensions, and a capital ground lease at one of its shopping centers, are as follows (unaudited):

	Office	Capital
Year Ending December 31,	Leases	Lease

2008 (July 1 - December 31)	$441	$339
2009	896	677
2010	909	677
2011	916	677
2012	938	677
Thereafter	2,477	6,632

Total minimum lease payments	6,577	9,679
Less: amounts representing interest	—	(2,360)

Total	$6,577	$7,319

10.	Commitments and Contingencies

Construction Costs

In connection with the development and expansion of various shopping centers, as of June 30, 2008 we have entered into agreements for construction costs of approximately $5,702, including approximately $2,453 for costs related to the development of Hartland Towne Square in Hartland, Michigan.

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

Pursuant to the Closing Agreement we agreed to an adjustment to our taxable income for each of our taxable years ended December 31, 1991 through 1995. The Company has advised the relevant taxing authorities for the state and local jurisdictions where it conducted business during those years of such adjustments and the terms of the Closing Agreement. We believe that our exposure to state and local tax, penalties and interest will not exceed $1,350 as of June 30, 2008. It is management’s belief that any liability for state and local tax, penalties, interest, and other miscellaneous expenses that may exist in relation to the IRS Audit will be covered under the Tax Agreement.

Effective June 30, 2006, Atlantic was merged into (acquired by) Kimco SI 1339, Inc. (formerly known as SI 1339, Inc.), a wholly-owned subsidiary of Kimco Realty Corporation (“Kimco”), with Kimco SI 1339, Inc. continuing as the surviving corporation. By way of the merger, Kimco SI 1339, Inc. acquired Atlantic’s assets,

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subject to its liabilities (including its obligations to the Company under the Tax Agreement). In a press release issued on the effective date of the merger, Kimco disclosed that the shareholders of Atlantic received common shares of Kimco valued at $81,800 in exchange for their shares in Atlantic.

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

Repurchase of Common Shares of Beneficial Interest

In December 2005, the Board of Trustees authorized the repurchase, at management’s discretion, of up to $15,000 of the Company’s common shares of beneficial interest. The program allows the Company to repurchase its common shares of beneficial interest from time to time in the open market or in privately negotiated transactions. As of June 30, 2008, the Company had purchased and retired 287,900 shares of the Company’s common shares of beneficial interest under this program at an average cost of $27.11 per share. Approximately $7,200 of common shares may yet be purchased under such repurchase program. No common shares were repurchased during 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the consolidated financial statements, including the respective notes thereto, which are included in this Form 10-Q.

Overview

We are a fully integrated, self-administered, publicly-traded REIT which owns, develops, acquires, manages and leases community shopping centers (including power centers and single-tenant retail properties) and one enclosed regional mall in the Midwestern, Southeastern and Mid-Atlantic regions of the United States. At June 30, 2008, we owned interests in 89 shopping centers, comprised of 88 community centers and one enclosed regional mall, totaling approximately 20.0 million square feet of GLA. We and our joint venture partners own approximately 16.0 million square feet of such GLA, with the remaining portion owned by various anchor stores.

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

Development

We have five projects in various stages of development with an estimated total project cost of $389.9 million. As of June 30, 2008, we have spent $85.1 million on such developments. We intend to wholly own the Northpointe Town Center and Rossford Pointe and therefore anticipate that $82.5 million of the total project costs will be on our balance sheet upon completion of such projects. We anticipate that we will incur $55.7 million of debt to fund these projects. We own 20% of the joint venture that is developing Hartland Towne Square, and our share of the estimated $55.4 million of project costs is $11.1 million. We anticipate that the joint venture will incur $44.3 million of debt to fund the project. The remaining estimated project costs of $252.0 million for The Town Center at Aquia and Gateway Commons (formerly the Shoppes of Lakeland II), currently on our balance sheet, are expected to be developed through joint ventures, and therefore ultimately, will be accounted as off-balance sheet assets, although we do not have joint venture partners to date and no assurance can be given that we will have joint venture partners on such projects. As part of our development plans for The Town Center at Aquia and Gateway Commons, we anticipate the joint ventures will incur approximately $189.0 million of debt and raise approximately $63.0 million of equity from joint venture partners.

Redevelopment

We have 13 redevelopments currently in process. We estimate the total project costs of the 13 redevelopment projects in process to be $56.7 million. Seven of the redevelopments involve core operating properties included in our balance sheet and are expected to cost approximately $23.4 million of which $4.5 million has been spent as of June 30, 2008. For the six redevelopment projects at properties held by joint ventures, we estimate off-balance sheet project costs of approximately $33.3 million (our share is estimated to be $8.5 million) of which $15.1 million has been spent as of June 30, 2008 (our share is $3.8 million).

While we anticipate redevelopments will be accretive upon completion, a majority of the projects will require taking some retail space off-line to accommodate the new/expanded tenancies. These measures will result in the loss of minimum rents and recoveries from tenants for those spaces removed from our pool of leasable space. Based on the sheer number of value-added redevelopments that are in process in 2008, the revenue loss will create a short-term negative impact on net operating income and FFO. The majority of the projects are expected to stabilize by the end of 2009.

Leasing

During the second quarter 2008, we opened 22 new stores, at an average base rent of $13.72 per square foot, an increase of 26.9% over the portfolio average rents. We also renewed 23 non-anchor leases, at an average base rent of $14.06 per square foot, achieving an increase of 10.1% over prior rental rates. We also renewed three anchor leases, at an average base rent of $6.33 per square foot, an increase of 2.7% over prior rental rates. Overall portfolio average base rents for non-anchor tenants increased to $16.49 per square foot in the second quarter of 2008 from $15.66 in the same period in 2007.

The Company’s operating portfolio was 94.7% occupied at June 30, 2008, compared to 92.7% for the same period in the prior year. Same center total revenues for the three months ended June 30, 2008 increased 1.3% over the same period in 2007.

Acquisitions

During the second quarter 2008, the Company’s joint venture with an investor advised by Heitman LLC, acquired the Rolling Meadows Shopping Center in Rolling Meadows, Illinois. The joint venture purchased this acquisition in part because of the number of value-added redevelopment opportunities available at the center.

After an in-depth analysis of our business plan going forward, we intend to de-emphasize our acquisition program as a significant driver of growth. Acquisitions are planned to be more opportunistic in nature and the volume of these purchases will be substantially less than in 2007. We estimate our capital needs to carry out our 2008 acquisition activities will be less than $7.0 million.

Dispositions

During the second quarter 2008, the Company sold Highland Square Shopping Center in Crossville, Tennessee, to a third party for $9.2 million in net proceeds. The transaction resulted in a loss on the sale of $400,000, net of minority interest, in both the three and six months ended June 30, 2008. Income from operations and the loss on sale relating to Highland Square are classified in discontinued operations on the consolidated statements of income and comprehensive income for all periods presented.

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

Critical accounting policies are those that are both significant to the overall presentation of our financial condition and results of operations and require management to make difficult, complex or subjective judgments. For example, significant estimates and assumptions have been made with respect to useful lives of assets, capitalization of development and leasing costs, recoverable amounts of receivables and initial valuations and related amortization periods of deferred costs and intangibles, particularly with respect to property acquisitions. Our critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2007 have not materially changed during the first six months of 2008.

Comparison of Three Months Ended June 30, 2008 to Three Months Ended June 30, 2007

For purposes of comparison between the three months ended June 30, 2008 and 2007, “Same Center” refers to the shopping center properties owned by consolidated entities as of April 1, 2007 and June 30, 2008.

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

Revenues

Total revenues for the three months ended June 30, 2008 were $36.0 million, a $1.0 million decrease over the comparable period in 2007.

Minimum rents decreased $1.2 million to $23.1 million for the three months ended June 30, 2008 as compared to $24.3 million for the second quarter of 2007. The Dispositions resulted in a decrease of approximately $2.1 million in minimum rents, partially offset by an increase in minimum rents of approximately $800,000 from the Acquisition and approximately $100,000 increase from Same Center properties.

Recoveries from tenants decreased $375,000 to $10.3 million for the second quarter 2008 as compared to $10.7 million for the same period in 2007. The Dispositions resulted in a decrease of approximately $675,000 in recoveries from tenants, partially offset by increases of approximately $245,000 from the Acquisition and approximately $55,000 from Same Center properties. The increase for the Same Center properties was due primarily to expanding our electric resale program in certain of our properties. The overall property operating expense recovery ratio was 100.1% for the three months ended June 30, 2008 as compared to 101.0% for the three months ended June 30, 2007. The decrease was primarily due to the common area recoverable billing adjustment in the first quarter of 2008 related to accruals made in 2007. We expect our recovery ratio to be between 96% and 98% for the full year 2008.

Fees and management income increased $504,000 to $1.9 million for the three months ended June 30, 2008 as compared to $1.4 million for the three months ended June 30, 2007. The increase was mainly attributable to net increases in development related fees of approximately $439,000, management fees of approximately $240,000, and leasing fees of approximately $119,000. These increases were partially offset by a decrease in acquisition related fees of approximately $359,000. The increase in development fees was related to our Ramco RM Hartland SC LLC joint venture. The decrease in acquisition related fees is primarily related to approximately $426,000 earned during 2007 related to the purchase of Lakeland and Kissimmee West by our Ramco HHF KL LLC joint venture joint venture.

Other income for the three months ended June 30, 2008 was $495,000, relatively unchanged from the comparable period in 2007.

Expenses

Total expenses for the three months ended June 30, 2008 decreased $1.3 million to $32.9 million as compared to $34.2 million for the three months ended June 30, 2007.

Real estate taxes decreased by approximately $100,000 during the second quarter 2008 to $4.8 million, as compared to $4.9 million during the first quarter of 2007. Real estate taxes decreased approximately $364,000 as a result of Dispositions, partially offset by an increase of approximately $193,000 related to the Acquisition and $85,000 related to Same Center properties.

Recoverable operating expenses decreased by approximately $200,000 to $5.5 million for the three months ended June 30, 2008 as compared to $5.7 million for the three months ended June 30, 2007. Recoverable operating expenses from the Dispositions resulted in a decrease of approximately $300,000, partially offset by an increase from Same Center properties of approximately $76,000 and an increase from the Acquisition of $24,000. This increase in Same Center properties is attributable mainly to higher electricity costs from the expansion of our electricity resale program.

Depreciation and amortization decreased approximately $300,000 to $7.9 million for the second quarter of 2008 as compared to approximately $8.2 million for the three months ended June 30, 2007. Depreciation and amortization expense from the Dispositions resulted in a decrease of $456,000 and Same Center depreciation and amortization decreased approximately $108,000, partially offset by an increase in depreciation and amortization resulting from the Acquisition of approximately $264,000.

Other operating expenses increased approximately $250,000 to $1.0 million for the quarter ended June 30, 2008 as compared to approximately $762,000 for the comparable quarter in 2007. Due to current economic conditions, we increased bad debt expense approximately $262,000 in the second quarter 2008 when compared to 2007.

General and administrative expenses increased approximately $950,000 from $3.9 million for the three months ended June 30, 2007 to $4.8 million for the three months ended June 30, 2008. The increase in general and administrative expenses was primarily due to an additional $373,000 arbitration award to a third-party relating to the alleged breach by the Company of a property management agreement. General and administrative expenses were impacted by salary related expenses of approximately $220,000 related to additional hiring following the expansion of our infra-structures related to increased joint venture activity and asset management, increased legal and tax fees of approximately $175,000 as well as an increase in bank service fees of approximately $125,000 incurred during the three months ended June 30, 2008.

Interest expense decreased $1.9 million, to $8.9 million for the three months ended June 30, 2008, as compared to $10.8 million for the three months ended June 30, 2007. Average monthly debt outstanding was $13.5 million higher for the second quarter of 2008, resulting in an increase in interest expense of approximately $190,000. We benefited from lower average interest rates during the second quarter of 2008, resulting in a decrease in interest expense of approximately $1.3 million. Interest expense during the second quarter of 2008 was favorably impacted by approximately $380,000 as a result of higher capitalized interest on development and redevelopment projects, by approximately $248,000 due to decreased amortization of deferred financing costs and by approximately $65,000 due to decreased amortization of marked to market debt.

Other

Gain on sale of real estate assets decreased $8.8 million during the second quarter of 2008 as compared with the second quarter of 2007. The decrease is due primarily to the gain on the sale of the Shoppes of Lakeland and Kissimmee West by our Ramco HHF KL LLC joint venture, as well as gains on the sale of land parcels at River City Marketplace, in 2007.

Minority interest represents the equity in income attributable to the portion of the Operating Partnership not owned by us. Minority interest for the second quarter of 2008 decreased $858,000 to $642,000, as compared to $1.5 million for the second quarter of 2007. The decrease is primarily attributable to the minority interest’s proportionate share of the lower gain on the sale of real estate assets in 2008 when compared to the same period in 2007.

Earnings from unconsolidated entities represent our proportionate share of the earnings of various joint ventures in which we have an ownership interest. Earnings from unconsolidated entities increased approximately $57,000, from approximately $712,000 for the three months ended June 30, 2007 to approximately $769,000 for the three months ended June 30, 2008. The increase is primarily due to the inclusion of Ramco HHF KL LLC joint venture in the earnings from unconsolidated entities for the three months ended June 30, 2008 when compared to less than a month in 2007.

Comparison of Six Months Ended June 30, 2008 to Six Months Ended June 30, 2007

For purposes of comparison between the six months ended June 30, 2008 and 2007, “Same Center” refers to the shopping center properties owned by consolidated entities as of January 1, 2007 and March 30, 2008.

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

Revenues

Total revenues for the six months ended June 30, 2008 were $72.3 million, a $4.5 million decrease over the comparable period in 2007.

Minimum rents decreased $2.3 million to $46.1 million for the six months ended June 30, 2008 as compared to $48.4 million for the six months ended of June 30,2007. The Dispositions resulted in a decrease of approximately $4.9 million in minimum rents and Same Center properties resulted in a decrease of approximately $100,000, partially offset by an increase of approximately $2.7 million from the Acquisition.

Recoveries from tenants decreased approximately $1.0 million to $21.4 million for the six months ended June 30, 2008 as compared to $22.4 million for the same period in 2007. The Dispositions resulted in a decrease of approximately $1.8 million in recoveries from tenants and Same Center properties resulted in a decrease of approximately $200,000, partially offset by an increase of approximately $1.0 million from the Acquisition. The decrease for the Same Center properties was due primarily to redevelopments and to a negative recovery billing adjustment for 2007 year-end accruals made in the first quarter of 2008. The overall property operating expense recovery ratio was 98.4% for the six months ended June 30, 2008 as compared to 100.0% for the six months ended June 30, 2007. The decrease was primarily due to the common area recoverable billing adjustment in the first quarter of 2008 related to accruals made in 2007. We expect our recovery ratio to be between 96% and 98% for the full year 2008.

Fees and management income decreased approximately $600,000 to $3.4 million for the six months ended June 30, 2008 as compared to $4.0 million for the three months ended June 30, 2007. The decrease was mainly attributable to a net decrease in acquisition related fees of approximately $880,000, as well as a decrease in development related fees of approximately $570,000. The decrease in development and financing fees was related to our Ramco Jacksonville LLC joint venture. The decrease in acquisition related fees is primarily related to approximately $950,000 earned during 2007 related to the purchase of Cocoa Commons and Cypress Pointe by our ING Clarion joint venture, as well as the purchase of Peachtree Hill and Chester Springs Shopping Center by our $450 million joint venture with an investor advised by Heitman LLC and the purchase of Lakeland and Kissimmee West by our Ramco HHF KL LLC joint venture joint venture. The decrease in fees and management income was offset by an increase in management fees of approximately $470,000, which is primarily attributable to an increase in the portfolio of our joint venture partners. Leasing fees and other income for the six months ended June 30, 2008 increased approximately $300 when compared to the same period in 2007.

Other income for the six months ended June 30, 2008 was approximately $980,000, a decrease of approximately $670,000 over the comparable period in 2007. Interest income decreased approximately $430,000 over the comparable period in 2007. In 2007, Ramco-Gershenson Properties L.P. (the “Operating Partnership”) earned approximately $500,000 of interest income on advances to Ramco Jacksonville LLC related to the River City Marketplace development, with no similar income earned during six months ended June 30, 2008. For the six months ended June 30, 2007, we recognized approximately $302,000 income from previously written-off accounts receivables, compared to recoveries of approximately $67,000 for the same period in 2008.

Expenses

Total expenses for the six months ended June 30, 2008 decreased approximately $1.6 million to $66.9 million as compared to $68.5 million for the six months ended June 30, 2007.

Real estate taxes decreased by approximately $200,000 during the six months ended June 30, 2008 to $9.7 million, as compared to $9.9 million during the six months ended June 30, 2007. Real estate taxes decreased approximately $883,000 as a result of Dispositions, partially offset by an increase of approximately $408,000 related to the Acquisition and an increase in Same Center of approximately $275,000.

Recoverable operating expenses decreased by approximately $400,000 to $12.1 million for the six months ended June 30, 2008 as compared to $12.5 million for the six months ended June 30, 2007. Recoverable operating expenses from the Dispositions resulted in a decrease of approximately $875,000, partially offset by an increase from the Acquisition of approximately $280,000 and an increase from Same Center properties of approximately $195,000. This increase in Same Center properties is attributable mainly to higher electricity costs from the expansion of our electricity resale program.

Depreciation and amortization was $15.8 million for the six months ended June 30, 2008, as compared to $16.2 million for the six months ended June 30, 200.7 Depreciation and amortization expense from the Dispositions resulted in a decrease of $1.7 million, partially offset by an increase in depreciation and amortization resulting from the Acquisition of approximately $1.0 million and an increase from Same Center of approximately $300,000,

Other operating expenses increased approximately $540,000 to $2.1 million for the six months ended June 30, 2008, as compared to approximately $1.3 million for the comparable quarter in 2007. Due to current economic conditions, we increased bad debt expense approximately $338,000 during the six months ended June 30, 2008 when compared to 2007. Expenses related to vacancies increased by approximately $200,000 in 2008 when compared to the same period in 2007.

General and administrative expenses increased approximately $1.7 million from $6.9 million for the six months ended June 30, 2007 to $8.6 million for the same period in 2008. The increase in general and administrative expenses was primarily due to an increase in salary related expenses of approximately $655,000 as well as increased legal and tax fees of approximately $200,000. The increase in general and administrative expenses was also due to an additional $373,000 arbitration award to a third-party relating to the alleged breach by the Company of a property management agreement. In addition, bank service fees increased approximately $130,000 incurred during 2008.

Interest expense decreased $3.1 million, to $18.7 million for the six months ended June 30, 2008, as compared to $21.8 million for the six months ended June 30, 2007. Average monthly debt outstanding was $5.9 million higher for the first six months ended 2008, resulting in an increase in interest expense of approximately $167,000. We benefited from lower average interest rates during the first six months of 2008, resulting in a decrease in interest expense of approximately $2.0 million. Interest expense during the first six months of 2008 was favorably impacted by approximately $744,000 as a result of higher capitalized interest on development and redevelopment projects, by approximately $363,000 due to decreased amortization of deferred financing costs and by approximately $116,000 due to decreased amortization of marked to market debt.

Other

Gain on sale of real estate assets decreased $21.1 million to $10.3 million for the six months ended June 30, 2008, as compared to $31.4 million for the six months ended June 30, 2007. The decrease is due primarily to the gain on the sale of Chester Springs Shopping Center by our Ramco 450 LLC joint venture, the sale of the Shoppes of Lakeland and Kissimmee West by our Ramco HHF KL LLC joint venture, and the sale of land parcels at River City Marketplace included in the six months ended June 30, 2007.

Minority interest represents the equity in income attributable to the portion of the Operating Partnership not owned by us. Minority interest for the six months ended June 30, 2008 decreased $3.3 million to $2.7 million, as compared to $6.0 million for the first quarter of 2007. The decrease is primarily attributable to the minority interest’s proportionate share of the lower gain on the sale of real estate assets.

Earnings from unconsolidated entities represent our proportionate share of the earnings of various joint ventures in which we have an ownership interest. Earnings from unconsolidated entities increased approximately $600,000, from approximately $1.1 million for the six months ended June 30, 2007 to approximately $1.7 million for the six months ended June 30, 2008. The increase is due in part to approximately $237,000 additional earnings from the Ramco/Lion Venture LP joint venture. During the six months ended June 30, 2008, earnings from unconsolidated entities increased by approximately $121,000 from Ramco 450 and Ramco 191 joint ventures. For the six months ended June 30, 2007, Ramco Jacksonville LLC (“Jacksonville”) reduced our share of earnings by approximately $162,000. In April 2007, we purchased the remaining 80% ownership interest in Jacksonville and we have consolidated Jacksonville in our results of operations since the date of acquisition.

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

The following is a summary of our cash flow activities (dollars in thousands):

	Six Months Ended
	June 30,
	2008	2007
	(Unaudited)

Cash provided from operations	$26,400	$30,764
Cash provided by (used in) investing activities	(14,302)	52,292
Cash used in financing activities	(20,405)	(86,003)

For the six months ended June 30, 2008, we generated $26.4 million in cash flows from operating activities, as compared to $30.8 million for the same period in 2007. Cash flows from operating activities were lower during the six months ended 2008 mainly due to lower net income during the period, as well as lower net cash inflows related to accounts receivable and other assets, and higher cash outflows for accounts payable and accrued expenses. For the six months ended 2008, investing activities used $14.4 million of cash flows, as compared to $41.7 million provided by investing activities for the six months ended 2007. Cash flows from investing activities were lower in 2008 due to additional investments in real estate, lower cash received from sales of shopping centers to our joint ventures, and additional investments in our joint venture with ING Clarion and our $450 million joint venture with an investor advised by Heitman LLC. During the six months ended June 30, 2008, cash flows used in financing activities were $20.4 million, as compared to $86.0 million during the six months ended June 30, 2007. During the six months ended June 30, 2007, we repaid in full all amounts due under our Unsecured Subordinated Term Loan.

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

Under terms of various debt agreements, we may be required to maintain interest rate swap agreements to reduce the impact of changes in interest rates on our floating rate debt. We have interest rate swap agreements with an aggregate notional amount of $100.0 million at June 30, 2008. Based on rates in effect at June 30, 2008, the agreements provide for fixed rates ranging from 4.4% to 6.6% and expire December 2008 through December 2010.

After taking into account the impact of converting our variable rate debt into fixed rate debt by use of the interest rate swap agreements, at June 30, 2008 our variable rate debt accounted for approximately $170.0 million of outstanding debt with a weighted average interest rate of 3.9%. Variable rate debt accounted for approximately 24.6% of our total debt and 15.0% of our total capitalization.

We have $477.2 million of mortgage loans encumbering our consolidated properties, and $129.2 million of mortgage loans for properties held by our unconsolidated joint ventures (representing our pro rata share). Such mortgage loans are generally non-recourse, subject to certain exceptions for which we would be liable for any resulting losses incurred by the lender. These exceptions vary from loan to loan but generally include fraud or a material misrepresentation, misstatement or omission by the borrower, intentional or grossly negligent conduct by the borrower that harms the property or results in a loss to the lender, filing of a bankruptcy petition by the borrower, either directly or indirectly, and certain environmental liabilities. In addition, upon the occurrence of certain of such events, such as fraud or filing of a bankruptcy petition by the borrower, we would be liable for the entire outstanding balance of the loan, all interest accrued thereon and certain other costs, penalties and expenses.

The unconsolidated joint ventures in which our Operating Partnership owns an interest and which are accounted for by the equity method of accounting are subject to mortgage indebtedness, which in most instances is non-recourse. At June 30, 2008, our pro rata share of mortgage debt for the unconsolidated joint ventures was $129.2 million with a weighted average interest rate of 6.3%. Our pro rata share of fixed rate debt for the unconsolidated joint ventures amounted to $124.5 million, or 96.4% of our total pro rata share of such debt. The mortgage debt of $16.3 million at Peachtree Hill, a shopping center owned by our Ramco 450 Venture LLC, is recourse debt.

Planned Capital Spending

During the six months ended June 30, 2008, we spent approximately $5.1 million on revenue-generating capital expenditures including tenant allowances, leasing commissions paid to third-party brokers, legal costs related to lease documents, and capitalized leasing and construction costs. These types of costs generate a return through rents from tenants over the term of their leases. Revenue-enhancing capital expenditures, including expansions, renovations or repositionings, were approximately $21.6 million. Revenue neutral capital expenditures, such as roof and parking lot repairs which are anticipated to be recovered from tenants, amounted to approximately $781,000.

For the remainder of 2008, we anticipate spending approximately $20.0 million for revenue-generating, revenue-enhancing and revenue neutral capital expenditures, including $11.0 million for approved redevelopment projects.

We are also working on five additional redevelopments that are in the final planning stages that are not included in such amounts. Further, we anticipate spending $4.0 million in the remainder of 2008 for ongoing development projects.

In addition, after an in-depth analysis of our business plan going forward, we intend to de-emphasize our acquisition program as a primary driver of growth. Acquisitions are planned to be more opportunistic in nature and the volume of these purchases are expected to be substantially less than in 2007. We estimate our capital needs to carry out our 2008 acquisition activities will be approximately $5.0 million.

Capitalization

At June 30, 2008, our market capitalization amounted to $1.1 billion. Market capitalization consisted of $691.0 million of debt (including property-specific mortgages, an Unsecured Credit Facility consisting of a Term Loan Credit Facility and a Revolving Credit Facility, a Secured Term Loan, and a Junior Subordinated Note), and $441.7 million of common shares and Operating Partnership Units at market value. Our debt to total market capitalization was 61.0% at June 30, 2008, as compared to 60.2% at December 31, 2007. After taking into account the impact of converting our variable rate debt into fixed rate debt by use of interest rate swap agreements, our outstanding debt at June 30, 2008 had a weighted average interest rate of 5.5%, and consisted of $521.0 million of fixed rate debt and $170.0 million of variable rate debt. Outstanding letters of credit issued under the Credit Facility totaled approximately $1.8 million. We also had other outstanding letters of credit, not reflected in the consolidated balance sheets, of approximately $1.3 million related to the completion of the River City Marketplace development.

At June 30, 2008, the minority interest in the Operating Partnership represented a 13.6% ownership in the Operating Partnership. The units in the Operating Partnership (“OP Units”) may, under certain circumstances, be exchanged for our common shares of beneficial interest on a one-for-one basis. We, as sole general partner of the Operating Partnership, have the option, but not the obligation, to settle exchanged OP Units held by others in cash based on the current trading price of our common shares of beneficial interest. Assuming the exchange of all OP Units, there would have been 21,502,171 of our common shares of beneficial interest outstanding at June 30, 2008, with a market value of approximately $441.7 million (based on the closing price of $20.54 per share on June 30, 2008).

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

The following table illustrates the calculation of FFO (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)

Net Income	$2,984	$11,045	$14,429	$34,910
Add:
Depreciation and amortization expense	9,268	9,291	18,683	18,253
Minority interest in partnership:
Continuing Operations	627	1,478	2,704	5,971
Discontinued Operations	(48)	9	(35)	19
Discontinued operations, loss on sale of property	463	—	463	—
Less:
Gain on sale of depreciable real estate(1)	(115)	(8,316)	(9,876)	(30,814)

Funds from operations	13,179	13,507	26,368	28,339
Less:
Series B Preferred Stock dividends	—	(594)	—	(1,188)

Funds from operations available to common shareholders, assuming conversion of OP units	$13,179	$12,913	$26,368	$27,151

Weighted average equivalent shares outstanding, diluted	21,408	21,483	21,408	21,478

Net income per diluted share to FFO per diluted share reconciliation:
Net income per diluted share	$0.16	$0.56	$0.78	$1.82
Add:
Depreciation and amortization expense	0.43	0.43	0.87	0.85
Minority interest in partnership:
Continuing Operations	0.03	0.07	0.13	0.28
Discontinued Operations	—	—	—	—
Discontinued operations, loss on sale of property	0.02	—	0.02	—
Less:
Gain on sale of depreciable real estate(1)	(0.01)	(0.39)	(0.46)	(1.43)
Assuming conversion of OP units	(0.01)	(0.04)	(0.11)	(0.20)

Funds from operations	0.62	0.63	1.23	1.32
Less:
Series B Preferred Stock dividends	—	(0.03)	—	(0.06)

Funds from operations available to common shareholders per diluted share, assuming conversion of OP units	$0.62	$0.60	$1.23	$1.26

(1) Excludes gain (loss) on sale of undepreciated land	$(12)	$625	$411	$562

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

We have exposure to interest rate risk on our variable rate debt obligations. We are not subject to any foreign currency exchange rate risk or commodity price risk, or other material rate or price risks. Based on our debt and interest rates and the interest rate swap agreements in effect at June 30, 2008, a 100 basis point change in interest rates would affect our annual earnings and cash flows by approximately $1.7 million.

Under the terms of various debt agreements, we may be required to maintain interest rate swap agreements to reduce the impact of changes in interest rate on our floating rate debt. We have interest rate swap agreements with an aggregate notional amount of $100.0 million at June 30, 2008. Based on rates in effect at June 30, 2008, the agreements provide for fixed rates ranging from 4.4% to 6.6% and expire December 2008 through December 2010.

The following table sets forth information as of June 30, 2008 concerning our long-term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates of maturing amounts and fair market value (dollars in thousands).

								Estimated
	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value

Fixed-rate debt	$45,506	$27,481	$119,723	$27,932	$34,011	$266,374	$521,027	$500,003
Average interest rate	5.1%	7.0%	6.3%	7.4%	6.8%	5.7%	6.0%	6.7%
Variable-rate debt	$162,503	$7,469	$—	$—	$—	—	$169,972	$169,972
Average interest rate	3.9%	4.0%	—	—	—	—	3.9%	3.9%

We estimated the fair value of fixed rate mortgages using a discounted cash flow analysis, based on our incremental borrowing rates for similar types of borrowing arrangements with the same remaining maturity. Considerable judgment is required to develop estimated fair values of financial instruments. The table incorporates only those exposures that exist at June 30, 2008 and does not consider those exposures or positions which could arise after that date or firm commitments as of such date. Therefore, the information presented therein has limited predictive value. Our actual interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

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

We carried out an assessment as of June 30, 2008 of the effectiveness of the design and operation of our disclosure controls and procedures. This assessment was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on such evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that such disclosure controls and procedures were effective as of June 30, 2008.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

No common shares were repurchased during the three months ended June 30, 2008. As of June 30, 2008, we had purchased and retired 287,900 shares of our common stock under this program at an average cost of $27.11 per share. Approximately $7.2 million of common shares may yet be purchased under such repurchase program.

During the three months ended June 30, 2008, we issued 1,500 shares of beneficial interest to each of our six non-employee Trustees under the terms of the 2008 Restricted Share Plan for Non-Employee Trustees. The issuance was made in private placement transactions exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 4.	Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of the Company was held on June 11, 2008.

At the annual meeting, Arthur H. Goldberg and Mark K. Rosenfeld were re-elected as trustees of the Company to serve until the 2011 annual meeting of shareholders. The following votes were cast for or were withheld from voting with respect to the election of each of the following persons:

		Authority
Name	Votes For	Withheld

Arthur H. Goldberg	15,195,384	1,124,788
Mark K. Rosenfeld	15,154,667	1,165,505

Stephen R. Blank, Dennis E. Gershenson, Robert A. Meister, Joel M. Pashcow and Michael A. Ward continue to hold office after the annual meeting.

The following votes were cast for, against or abstain regarding the ratification of Grant Thornton LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008:

For	Against	Abstain

16,265,574	37,901	16,697

The following votes were cast for, against or abstain regarding the approval of the 2008 Restricted Share Plan for Non-Employee Trustees:

For	Against	Abstain

12,646,998	505,129	346,824

The following votes were cast for, against or abstain regarding the advisory Shareholder Proposal requesting that the Board of Trustees take the necessary steps to declassify the Board of Trustees:

For	Against	Abstain

11,171,044	2,200,017	127,889

Item 6.	Exhibits

Exhibit No.		Description

10	.1*	Restricted Share Award Agreement Under 2008 Restricted Share Plan for Non-Employee Trustee, dated June , 2008.
10.2		Restricted Share Plan for Non-Employee Trustees (incorporated by reference from the Proxy Statement filed on April 30, 2008).
31	.1*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32	.2*	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*	filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAMCO-GERSHENSON PROPERTIES TRUST

By:	/s/ Dennis Gershenson
Dennis Gershenson
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2008

By:	/s/ Richard J. Smith
Richard J. Smith
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 7, 2008