Form 10-Q
period 2008-09-30
RAMCO GERSHENSON PROPERTIES TRUST
filed 2008-11-07
CIK 842183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For the quarterly period ended September 30, 2008
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐     No ☑

Number of common shares of beneficial interest ($0.01 par value) of the registrant outstanding as of November 4, 2008: 18,583,362

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

RAMCO-GERSHENSON PROPERTIES TRUST

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(Unaudited)
	(In thousands, except
	per share amounts)

ASSETS
Investment in real estate, net	$821,270	$876,410
Cash and cash equivalents	7,035	14,977
Restricted cash	5,555	5,777
Accounts receivable, net	34,353	35,787
Equity investments in and advances to unconsolidated entities	98,087	117,987
Other assets, net	38,102	37,561

Total Assets	$1,004,402	$1,088,499

LIABILITIES
Mortgages and notes payable	$637,770	$690,801
Accounts payable and accrued expenses	25,211	57,614
Distributions payable	9,888	9,884
Capital lease obligation	7,256	7,443

Total Liabilities	680,125	765,742
Minority Interest	40,965	41,353

SHAREHOLDERS’ EQUITY
Common Shares of Beneficial Interest, par value $0.01, 45,000 shares authorized; 18,583 and 18,470 issued and outstanding as of September 30, 2008 and December 31, 2007, respectively	185	185
Additional paid-in capital	388,932	388,164
Accumulated other comprehensive loss	(105)	(845)
Cumulative distributions in excess of net income	(105,700)	(106,100)

Total Shareholders’ Equity	283,312	281,404

Total Liabilities and Shareholders’ Equity	$1,004,402	$1,088,499

See notes to consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Three		For the Nine
	Months		Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
	(Unaudited)
	(In thousands, except per share amounts)

REVENUES:
Minimum rents	$22,467	$23,905	$68,589	$72,283
Percentage rents	21	117	518	525
Recoveries from tenants	9,942	10,414	31,338	32,805
Fees and management income	1,677	1,132	5,029	5,162
Other income	538	1,938	1,517	3,588

Total revenues	34,645	37,506	106,991	114,363

EXPENSES:
Real estate taxes	4,481	5,051	14,133	15,242
Recoverable operating expenses	5,757	5,944	17,840	18,145
Depreciation and amortization	7,824	8,005	23,659	24,220
Other operating	836	768	2,897	2,037
General and administrative	3,342	4,043	11,967	10,950
Interest expense	8,685	9,887	27,357	31,649

Total expenses	30,925	33,698	97,853	102,243

Income from continuing operations before gain (loss) on sale of real estate assets, minority interest and earnings from unconsolidated entities	3,720	3,808	9,138	12,120
Gain (loss) on sale of real estate assets	9,247	(107)	19,534	31,269
Minority interest	(1,665)	(1,167)	(4,385)	(7,183)
Earnings from unconsolidated entities	283	688	1,949	1,806

Income from continuing operations	11,585	3,222	26,236	38,012

Discontinued operations, net of minority interest:
Loss on sale of real estate assets	—	—	(400)	—
Income from operations	—	62	178	182

Income (loss) from discontinued operations	—	62	(222)	182

Net income	11,585	3,284	26,014	38,194
Preferred stock dividends	—	(593)	—	(2,863)
Loss on redemption of preferred shares	—	—	—	(35)

Net income available to common shareholders	$11,585	$2,691	$26,014	$35,296

Basic earnings per common share:
Income from continuing operations	$0.63	$0.14	$1.42	$1.99
Income (loss) from discontinued operations	—	0.01	(0.01)	0.01

Net income	$0.63	$0.15	$1.41	$2.00

Diluted earnings per common share:
Income from continuing operations	$0.63	$0.14	$1.42	$1.95
Income (loss) from discontinued operations	—	0.01	(0.01)	0.01

Net income	$0.63	$0.15	$1.41	$1.96

Basic weighted average common shares outstanding	18,471	18,469	18,470	17,642

Diluted weighted average common shares outstanding	18,487	18,520	18,492	18,544

COMPREHENSIVE INCOME
Net income	$11,585	$3,284	$26,014	$38,194
Other comprehensive income :
Unrealized gain (loss) on interest rate swaps	(284)	(727)	740	(530)

Comprehensive income	$11,301	$2,557	$26,754	$37,664

See notes to consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months
	Ended September 30,
	2008	2007
	(Unaudited)
	(In thousands)

Cash Flows from Operating Activities:
Net income	$26,014	$38,194
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,659	24,220
Amortization of deferred financing costs	641	902
Gain on sale of real estate assets	(19,534)	(31,269)
Earnings from unconsolidated entities	(1,949)	(1,806)
Discontinued operations	222	(182)
Minority interest from continuing operations	4,385	7,183
Distributions received from unconsolidated entities	5,337	5,337
Changes in operating assets and liabilities that (used) provided cash:
Accounts receivable	1,434	802
Other assets	479	2,769
Accounts payable and accrued expenses	(19,255)	3,668

Net Cash Provided by Continuing Operating Activities	21,433	49,818
Operating Cash from Discontinued Operations	361	591

Net Cash Provided by Operating Activities	21,794	50,409

Cash Flows from Investing Activities:
Real estate developed or acquired, net of liabilities assumed	(45,940)	(42,798)
Investment in and advances to unconsolidated entities, net	(7,511)	(22,370)
Proceeds from sales of real estate assets	74,671	82,573
Increase (decrease) in restricted cash	222	(1,892)
Repayment of note receivable from joint venture	23,249	14,128

Net Cash Provided by Continuing Investing Activities	44,691	29,641
Investing Cash from Discontinued Operations	9,157	—

Net Cash Provided by Investing Activities	53,848	29,641

Cash Flows from Financing Activities:
Cash distributions to shareholders	(25,611)	(23,621)
Cash distributions to operating partnership unit holders	(4,710)	(4,011)
Cash dividends to preferred shareholders	—	(3,932)
Paydown of mortgages and notes payable	(151,531)	(195,228)
Payment of deferred financing costs	(56)	(572)
Distributions to minority partners	(28)	(72)
Borrowings on mortgages and notes payable	98,500	144,296
Reduction of capital lease obligation	(187)	(178)
Redemption of preferred shares	—	(888)
Proceeds from exercise of stock options	39	268

Net Cash Used in Continuing Financing Activities	(83,584)	(83,938)
Financing Cash from Discontinued Operations	—	—

Net Cash Used in Financing Activities	(83,584)	(83,938)

Net Decrease in Cash and Cash Equivalents	(7,942)	(3,888)
Cash and Cash Equivalents, Beginning of Period	14,977	11,550

Cash and Cash Equivalents, End of Period	$7,035	$7,662

Supplemental Cash Flow Disclosure, including Non-Cash Activities:
Cash paid for interest during the period	$27,086	$31,661
Cash paid for federal income taxes	5,994	1,117
Capitalized interest	2,766	2,029
Assumed debt of acquired property	—	87,197
Decrease in deferred gain on sale of property	11,678	—
Increase/(Decrease) in fair value of interest rate swaps	740	(530)

See notes to consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

1.	Organization and Basis of Presentation

Ramco-Gershenson Properties Trust, together with its subsidiaries (the “Company”), is a real estate investment trust (“REIT”) engaged in the business of owning, developing, acquiring, managing and leasing community shopping centers, regional malls and single tenant retail properties. At September 30, 2008, the Company owns and manages a portfolio of 89 shopping centers, with approximately 20.1 million square feet of gross leaseable area (“GLA”), located in the Midwestern, Southeastern and Mid-Atlantic regions of the United States. The Company’s centers are usually anchored by discount department stores or supermarkets and the tenant base consists primarily of national and regional retail chains and local retailers. The Company’s credit risk, therefore, is concentrated in the retail industry.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority owned subsidiary, the Operating Partnership, Ramco-Gershenson Properties, L.P. (86.4% owned by the Company at September 30, 2008 and December 31, 2007), and all wholly owned subsidiaries, including bankruptcy remote single purpose entities and all majority owned joint ventures over which the Company has control. The Operating Partnership owns 100% of the non-voting and voting common stock of Ramco-Gershenson, Inc. (“Ramco”), and therefore it is included in the consolidated financial statements. Ramco has elected to be a taxable REIT subsidiary for federal income tax purposes. Ramco provides property management services to the Company and to other entities. Investments in real estate joint ventures for which the Company has the ability to exercise significant influence over, but for which the Company does not have financial or operating control, are accounted for using the equity method of accounting. Accordingly, the Company’s share of the earnings from these joint ventures is included in consolidated net income. All intercompany accounts and transactions have been eliminated in consolidation.

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

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS 161 also requires entities to disclose additional information about the amounts and location of derivatives included within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the application of SFAS 161, although SFAS 161 will not have a material effect on the Company’s results of operations or financial position because it only requires new disclosure requirements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. This standard is effective November 15, 2008. The Company does not expect the adoption of the provisions of SFAS 162 to have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

In October 2008, the FASB issued FASB Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”. This Staff Position clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The guidance in this Staff Position was effective upon issuance by the FASB. The Company is currently evaluating the application of Staff Position No. 157-3, but does not expect the standard to have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

2.	Accounts Receivable, Net

Accounts receivable includes $17,037 and $16,610 of unbilled straight-line rent receivables at September 30, 2008 and December 31, 2007, respectively.

Accounts receivable at September 30, 2008 and December 31, 2007 includes $2,245 and $2,221, respectively, due from Atlantic Realty Trust (“Atlantic”) for reimbursement of tax deficiencies, interest and other miscellaneous expenses related to the Internal Revenue Service (“IRS”) examination of the Company’s taxable years ended December 31, 1991 through 1995. Under terms of the tax agreement the Company entered into with Atlantic (“Tax Agreement”), Atlantic assumed all of the Company’s liability for tax and interest arising out of that IRS examination. Effective June 30, 2006, Atlantic was merged into (acquired by) Kimco SI 1339, Inc. (formerly

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

known as SI 1339, Inc.), a wholly owned subsidiary of Kimco Realty Corporation (“Kimco”), with Kimco SI 1339, Inc. continuing as the surviving corporation. By way of the merger, Kimco SI 1339, Inc. acquired Atlantic’s assets, subject to its liabilities, including its obligations to the Company under the Tax Agreement. See Note 10 for additional information.

The Company provides for bad debt expense based upon the allowance method of accounting. The Company monitors the collectibility of its accounts receivable (billed, unbilled and straight-line) from specific tenants, and analyzes historical bad debts, customer credit worthiness, current economic trends and changes in tenant payment terms when evaluating the adequacy of the allowance for doubtful accounts. When tenants are in bankruptcy, the Company makes estimates of the expected recovery of pre-petition and post-petition claims. The ultimate resolution of these claims can be delayed for one year or longer. Accounts receivable in the accompanying balance sheets is shown net of an allowance for doubtful accounts of $3,406 and $3,313 at September 30, 2008 and December 31, 2007, respectively.

3.	Investment in Real Estate, Net

Investment in real estate consists of the following:

	September 30,	December 31,
	2008	2007
	(Unaudited)

Land	$134,050	$136,566
Buildings and improvements	816,954	883,067
Construction in progress	42,851	25,739

	993,855	1,045,372
Less: accumulated depreciation	(172,585)	(168,962)

Investment in real estate, net	$821,270	$876,410

4.	Equity Investments in and Advances to Unconsolidated Entities

As of September 30, 2008, the Company had investments in the following unconsolidated entities:

		Total Assets	Total Assets
	Ownership as of	as of	as of
Entity Name	September 30, 2008	September 30, 2008	December 31, 2007
	(Unaudited)

S-12 Associates	50%	$680	$663
Ramco/West Acres LLC	40%	9,984	10,232
Ramco/Shenandoah LLC	40%	16,184	16,452
Ramco/Lion Venture LP	30%	538,264	564,291
Ramco 450 Venture LLC	20%	363,205	274,057
Ramco 191 LLC	20%	23,495	19,028
Ramco RM Hartland SC LLC	20%	23,166	17,926
Ramco HHF KL LLC	7%	53,119	53,857
Ramco HHF NP LLC	7%	28,542	28,213
Ramco Jacksonville North Industrial LLC	5%	1,241	1,193

		$1,057,880	$985,912

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Debt

The Company’s unconsolidated entities had the following debt outstanding at September 30, 2008 (unaudited):

	Balance	Interest
Entity Name	Outstanding	Rate	Maturity Date

S-12 Associates	$928	6.8%	May 2016	(1)
Ramco/West Acres LLC	8,727	8.1%	April 2010	(2)
Ramco/Shenandoah LLC	12,085	7.3%	February 2012
Ramco/Lion Venture LP	273,460	4.6% - 8.3%	Various	(3)
Ramco 450 Venture LLC	222,850	4.2% - 6.0%	Various	(4)
Ramco 191 LLC	7,441	3.9%	June 2010
Ramco RM Hartland SC LLC	8,505	5.4%	July 2009
Ramco Jacksonville North Industrial LLC	693	5.7%	September 2009

	$534,689

(1)	Interest rate resets annually per formula.

(2)	Under terms of the note, the anticipated payment date is April 2010.

(3)	Interest rates range from 4.6% to 8.3% with maturities ranging from November 2009 to June 2020.

(4)	Interest rates range from 4.2% to 6.0% with maturities ranging from February 2009 to January 2018.

Fees and Management Income from Transactions with Joint Ventures

Under the terms of agreements with certain joint ventures, Ramco is the manager of the joint ventures and their properties, earning fees for acquisitions, development, management, leasing, and financing. The fees earned by the Company, which are reported in the consolidated statements of income as fees and management income, are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)

Management fees	$653	$486	$2,032	$1,392
Leasing fees	417	90	801	487
Acquisition fees	201	463	498	2,074
Financing fees	98	—	291	896

Total	$1,369	$1,039	$3,622	$4,849

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Combined Condensed Financial Information

Combined condensed financial information for the Company’s unconsolidated entities is summarized as follows:

	September 30,	December 31,
	2008	2007
	(Unaudited)

ASSETS
Investment in real estate, net	$1,011,047	$921,107
Other assets	46,833	64,805

Total Assets	$1,057,880	$985,912

LIABILITIES AND OWNERS’ EQUITY
Mortgage notes payable	$534,688	$472,402
Other liabilities	40,814	47,615
Owners’ equity	482,378	465,895

Total Liabilities and Owners’ Equity	$1,057,880	$985,912

Company’s equity investments in and advances to unconsolidated entities	$98,087	$117,987

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)

TOTAL REVENUES	$23,606	$18,407	$71,608	$50,595
TOTAL EXPENSES	21,900	15,683	62,920	44,576

Net Income	$1,706	$2,724	$8,688	$6,019

Company’s share of earnings from unconsolidated entities	$283	$688	$1,949	$1,806

5.	Other Assets, Net

Other assets consist of the following:

	September 30,	December 31,
	2008	2007
	(Unaudited)

Leasing costs	$38,408	$35,646
Intangible assets	5,836	6,673
Deferred financing costs	5,552	5,818
Other assets	5,794	5,400

	55,590	53,537
Less: accumulated amortization	(33,159)	(29,956)

	22,431	23,581
Prepaid expenses and other	12,786	12,079
Proposed development and acquisition costs	2,885	1,901

Other assets, net	$38,102	$37,561

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets at September 30, 2008 include $4,526 of lease origination costs and $1,228 of favorable leases related to the allocation of the purchase price for acquisitions made since 2002. These assets are being amortized over the lives of the applicable leases as reductions or additions to minimum rent revenue, as appropriate, over the initial terms of the respective leases. The average amortization period for intangible assets attributable to lease origination costs and for favorable leases is 5.5 years and 4.5 years, respectively.

The Company recorded amortization of deferred financing costs of $641 and $902, respectively, during the nine months ended September 30, 2008 and 2007. This amortization has been recorded as interest expense in the Company’s consolidated statements of income.

The following table represents estimated future amortization expense related to other assets as of September 30, 2008 (unaudited):

Year Ending December 31,

2008 (October 1 - December 31)	$1,491
2009	4,946
2010	4,107
2011	3,228
2012	2,442
Thereafter	6,217

Total	$22,431

6.	Mortgages and Notes Payable

Mortgages and notes payable consist of the following:

	September 30,	December 31,
	2008	2007
	(Unaudited)

Fixed rate mortgages with interest rates ranging from 4.8% to 8.1%, due at various dates from December 2009 through May 2018	$348,557	$395,140
Floating rate mortgages with interest rates ranging from 4.0% to 4.2%, due at various dates from November 2008 through March 2009	16,088	16,336
Secured Term Loan, with an interest rate at LIBOR plus 150 basis points, due December 2008. The effective rate at September 30, 2008 and December 31, 2007 was 4.0% and 6.7%, respectively	40,000	40,000
Junior subordinated notes, unsecured, due January 2038, with an interest rate fixed until January 2013 when the notes are redeemable or the interest rate becomes LIBOR plus 330 basis points. The effective rate at September 30, 2008 and December 31, 2007 was 7.9%	28,125	28,125
Unsecured Term Loan Credit Facility, with an interest rate at LIBOR plus 130 to 165 basis points, due December 2010, maximum borrowings $100,000. The effective rate at September 30, 2008 and December 31, 2007 was 6.0% and 6.4%, respectively	100,000	100,000
Unsecured Revolving Credit Facility, with an interest rate at LIBOR plus 115 to 150 basis points, due December 2009, maximum borrowings $150,000. The effective rate at September 30, 2008 and December 31, 2007 was 4.9% and 6.4%, respectively	105,000	111,200

	$637,770	$690,801

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The mortgage notes are secured by mortgages on properties that have an approximate net book value of $418,326 as of September 30, 2008.

With respect to the floating rate mortgages and the Secured Term Loan due in 2008, it is the Company’s intent to refinance these mortgages and notes payable.

The Company has a $250,000 unsecured credit facility (the “Credit Facility”) consisting of a $100,000 unsecured term loan credit facility and a $150,000 unsecured revolving credit facility. The Credit Facility provides that the unsecured revolving credit facility may be increased by up to $100,000 at the Company’s request, for a total unsecured revolving credit facility commitment of $250,000. The unsecured term loan credit facility matures in December 2010 and bears interest at a rate equal to LIBOR plus 130 to 165 basis points, depending on certain debt ratios. In October 2008, the Company exercised its option to extend the unsecured revolving credit facility to December 2009. The unsecured revolving credit facility bears interest at a rate equal to LIBOR plus 115 to 150 basis points, depending on certain debt ratios. The Company retains the option to extend the maturity date of the unsecured revolving credit facility to December 2010. It is anticipated that funds borrowed under the Credit Facility will be used for general corporate purposes, including working capital, capital expenditures, the repayment of indebtedness or other corporate activities.

At September 30, 2008, outstanding letters of credit issued under the Credit Facility, not reflected in the accompanying consolidated balance sheets, total approximately $1,800. We also had other outstanding letters of credit, not reflected in the consolidated balance sheets, of approximately $1,300 related to the completion of the River City Marketplace development.

The Credit Facility and the secured term loan contain financial covenants relating to total leverage, fixed charge coverage ratio, loan to asset value, tangible net worth and various other calculations. As of September 30, 2008, the Company was in compliance with the covenant terms.

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

Under terms of various debt agreements, the Company may be required to maintain interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate debt. The Company has interest rate swap agreements with an aggregate notional amount of $100,000 at September 30, 2008. Based on rates in effect at September 30, 2008, the agreements provide for fixed rates ranging from 4.4% to 6.6% and expire December 2008 through December 2010.

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents scheduled principal payments on mortgages and notes payable as of September 30, 2008 (unaudited):

Year Ending December 31,

2008 (October 1 - December 31)	$49,716
2009	140,015
2010	119,723
2011	27,932
2012	34,011
Thereafter	266,373

Total	$637,770

7.	Fair Value

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

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of liabilities measured at fair value on a recurring basis as of September 30, 2008 (in thousands). The Company did not have any material assets that were required to be measured at fair value on a recurring basis at September 30, 2008.

	Total
	Fair Value	Level 1	Level 2	Level 3

Liabilities
Derivative liabilities (1)	$(105)	$—	$(105)	$—

(1)	Interest rate swaps

8.	Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share (“EPS”) (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)

Numerator:
Income from continuing operations before minority interest	$13,250	$4,389	$30,621	$45,195
Minority interest	(1,665)	(1,167)	(4,385)	(7,183)
Preferred stock dividends	—	(593)	—	(2,863)
Loss on redemption of preferred shares	—	—	—	(35)

Income from continuing operations available to common shareholders	11,585	2,629	26,236	35,114
Discontinued operations, net of minority interest:
Loss on sale of real estate assets	—	—	(400)	—
Income from operations	—	62	178	182

Net income available to common shareholders	11,585	2,691	26,014	35,296
Add: Income impact of assumed conversion of preferred shares	—	—	—	1,081

Adjusted numerator for diluted EPS	$11,585	$2,691	$26,014	$36,377

Denominator:
Weighted-average common shares for basic EPS	18,471	18,469	18,470	17,642
Effect of dilutive securities:
Preferred shares	—	—	—	835
Unvested shares of restricted stock	5	—	10	—
Options outstanding	11	51	12	67

Weighted-average common shares for diluted EPS	18,487	18,520	18,492	18,544

Basic EPS:
Income from continuing operations	$0.63	$0.14	$1.42	$1.99
Income (loss) from discontinued operations	—	0.01	(0.01)	0.01

Net income	$0.63	$0.15	$1.41	$2.00

Diluted EPS:
Income from continuing operations	$0.63	$0.14	$1.42	$1.95
Income (loss) from discontinued operations	—	0.01	(0.01)	0.01

Net income	$0.63	$0.15	$1.41	$1.96

During the nine months ended September 30, 2007, the Company’s Series C Preferred Shares were dilutive and therefore the Series C Preferred Shares were included in the calculation of diluted EPS. As of June 1, 2007, all of the Company’s Series C Preferred Shares had been redeemed. Therefore, for the three months ended September 30, 2008 and 2007, and the nine months ended September 30, 2008, the Company’s Series C Preferred Shares were not included in the calculation of diluted EPS.

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Leases

Approximate future minimum revenues from rentals under noncancelable operating leases in effect at September 30, 2008, assuming no new or renegotiated leases or option extensions on lease agreements, are as follows (unaudited):

Year Ending December 31,

2008 (October 1 - December 31)	$21,458
2009	82,700
2010	78,040
2011	70,233
2012	60,538
Thereafter	298,246

Total	$611,215

The Company has an operating lease for its corporate office space for a term expiring in 2014. The Company also has operating leases for office space in Florida and land at one of its shopping centers. In addition, the Company has a capitalized ground lease. Total amounts expensed relating to these leases were $650 and $617 for the nine months ended September 30, 2008 and 2007, respectively.

Approximate future minimum rental payments under the Company’s noncancelable office leases and land, assuming no options extensions, and a capital ground lease at one of its shopping centers, are as follows (unaudited):

	Office	Capital
Year Ending December 31,	Leases	Lease

2008 (October 1 - December 31)	$222	$170
2009	896	677
2010	909	677
2011	916	677
2012	938	677
Thereafter	2,477	6,632

Total minimum lease payments	6,358	9,510
Less: amounts representing interest	—	(2,254)

Total	$6,358	$7,256

10.	Commitments and Contingencies

Construction Costs

In connection with the development and expansion of various shopping centers, as of September 30, 2008 we have entered into agreements for construction costs of approximately $35,176, including approximately $12,892 for costs related to the development of Hartland Towne Square in Hartland, Michigan and $16,880 for The Towne Center at Aquia in Stafford, Virginia.

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

Pursuant to the Closing Agreement we agreed to an adjustment to our taxable income for each of our taxable years ended December 31, 1991 through 1995. The Company has advised the relevant taxing authorities for the state and local jurisdictions where it conducted business during those years of such adjustments and the terms of the Closing Agreement. We believe that our exposure to state and local tax, penalties and interest will not exceed $1,350 as of September 30, 2008. It is management’s belief that any liability for state and local tax, penalties, interest, and other miscellaneous expenses that may exist in relation to the IRS Audit will be covered under the Tax Agreement.

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

Repurchase of Common Shares of Beneficial Interest

In December 2005, the Board of Trustees authorized the repurchase, at management’s discretion, of up to $15,000 of the Company’s common shares of beneficial interest. The program allows the Company to repurchase its common shares of beneficial interest from time to time in the open market or in privately negotiated transactions. As of September 30, 2008, the Company had purchased and retired 287,900 shares of the Company’s common shares of beneficial interest under this program at an average cost of $27.11 per share. No common shares were repurchased during 2008.

11.	Subsequent Event

In October 2008, the Company exercised its option to extend the $150 million unsecured revolving credit facility to December 2009. The unsecured revolving credit facility bears interest at a rate equal to LIBOR plus 115 to 150 basis points, depending on certain debt ratios. The Company retains the option to extend the maturity date of the unsecured revolving credit facility to December 2010. It is anticipated that funds borrowed under the unsecured revolving credit facility will be used for general corporate purposes, including working capital, capital expenditures, the repayment of indebtedness or other corporate activities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the consolidated financial statements, including the respective notes thereto, which are included in this Form 10-Q.

Overview

We are a fully integrated, self-administered, publicly-traded REIT which owns, develops, acquires, manages and leases community shopping centers (including power centers and single-tenant retail properties) and one enclosed regional mall in the Midwestern, Southeastern and Mid-Atlantic regions of the United States. At September 30, 2008, we owned interests in 89 shopping centers, comprised of 88 community centers and one enclosed regional mall, totaling approximately 20.1 million square feet of GLA. We and our joint venture partners own approximately 16.0 million square feet of such GLA, with the remaining portion owned by various anchor stores.

Our corporate strategy is to maximize total return for our shareholders by improving operating income and enhancing asset value. We pursue our goal through:

•	The development of new shopping centers in metropolitan markets where we believe demand for a center exists;

•	A proactive approach to redeveloping, renovating and expanding our shopping centers; and

•	Aggressively leasing vacant spaces and entering into new leases for occupied spaces when leases are about to expire.

We have followed a disciplined approach to managing our operations by focusing primarily on enhancing the value of our existing portfolio through strategic sales and successful leasing efforts. We continue to selectively pursue new development, redevelopment and acquisition opportunities.

Development

We and one of our joint ventures have five projects in various stages of development with an estimated total project cost of $341.2 million. As of September 30, 2008, we and one of our joint ventures have spent $89.9 million on such developments. We intend to wholly own the Northpointe Town Center and Rossford Pointe properties and therefore anticipate that $82.6 million of the total project costs will be on our balance sheet upon completion of such projects. We anticipate that we will incur $53.7 million of debt to fund these projects. We own 20% of the joint venture that is developing Hartland Towne Square, and our share of the estimated $56.5 million of project costs is $11.3 million. We anticipate that the joint venture will incur $36.7 million of debt to fund the project. The remaining estimated project costs of $202.1 million for The Town Center at Aquia and Gateway Commons (formerly the Shoppes of Lakeland II), currently on our balance sheet, are expected to be developed through joint ventures, and therefore ultimately, will be accounted as off-balance sheet assets, although we do not have joint venture partners to date and no assurance can be given that we will have joint venture partners on such projects.

Redevelopment

We and our joint ventures have 12 redevelopments currently in process. We estimate the total project costs of the 12 redevelopment projects in process to be $56.1 million. Seven of the redevelopments involve core operating properties included in our balance sheet and are expected to cost approximately $21.6 million of which $5.8 million has been spent as of September 30, 2008. For the five redevelopment projects at properties held by joint ventures, we estimate off-balance sheet project costs of approximately $34.5 million (our share is estimated to be $8.8 million) of which $16.2 million has been spent as of September 30, 2008 (our share is $3.9 million).

While we anticipate redevelopments will be accretive upon completion, a majority of the projects has required taking some retail space off-line to accommodate the new/expanded tenancies. These measures have resulted in the loss of minimum rents and recoveries from tenants for those spaces removed from our pool of leasable space. Based on the sheer number of value-added redevelopments that are in process in 2008, the revenue loss has created a short-

term negative impact on net operating income and FFO. The majority of the projects are expected to stabilize by the end of 2009.

Leasing

During the third quarter 2008, we opened 22 new non-anchor stores, at an average base rent of $19.69 per square foot, an increase of 19.9% over the portfolio average rents. The Company opened one new anchor store during the third quarter 2008, at an average base rent of $15.00 per square foot, an increase of 85.9% over the portfolio average rents. Additionally, we renewed 13 non-anchor leases, at an average base rent of $14.86 per square foot, achieving an increase of 13.0% over prior rental rates. The Company also renewed three anchor leases, at an average base rent of $8.10 per square foot, an increase of 4.2% over prior rental rates. Overall portfolio average base rents for non-anchor tenants increased to $16.43 per square foot in the third quarter of 2008 from $15.71 in the same period in 2007.

The Company’s operating portfolio was 95.3% occupied at September 30, 2008, compared to 93.7% for the same period in the prior year. Same center total revenues for the three months ended September 30, 2008 increased 2.9% over the same period in 2007.

Acquisitions

After an in-depth analysis of our business plan going forward, we intend to de-emphasize our acquisition program as a significant driver of growth. Acquisitions are planned to be more opportunistic in nature and the volume of these purchases will be substantially less than in 2007. The Company does not anticipate any further acquisition activities for the remainder of 2008.

During the second quarter 2008, the Company’s joint venture with an investor advised by Heitman LLC, acquired the Rolling Meadows Shopping Center in Rolling Meadows, Illinois. The joint venture purchased this acquisition in part because of the number of value-added redevelopment opportunities available at the center.

Dispositions

During the third quarter 2008, the Company sold the Plaza at Delray shopping center in Delray Beach, Florida, to a joint venture with an investor advised by Heitman LLC. Permanent financing for the shopping center was secured by the joint venture in the amount of $48 million for five years at an interest rate of 6.0%. The Plaza at Delray transaction allowed the Company to pay down $43 million in long-term debt and generated approximately $24 million in net proceeds. The transaction resulted in a gain on the sale of approximately $8.7 million in both the three and nine months ended September 30, 2008.

During the second quarter 2008, the Company sold Highland Square Shopping Center in Crossville, Tennessee, to a third party for $9.2 million in net proceeds. The transaction resulted in a loss on the sale of $400,000, net of minority interest, in the nine months ended September 30, 2008. Income from operations and the loss on sale relating to Highland Square are classified in discontinued operations on the consolidated statements of income and comprehensive income for all periods presented.

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

Critical accounting policies are those that are both significant to the overall presentation of our financial condition and results of operations and require management to make difficult, complex or subjective judgments. For example, significant estimates and assumptions have been made with respect to useful lives of assets, capitalization of development and leasing costs, recoverable amounts of receivables and initial valuations and related amortization periods of deferred costs and intangibles, particularly with respect to property acquisitions. Our critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2007 have not materially changed during the first nine months of 2008.

Comparison of Three Months Ended September 30, 2008 to Three Months Ended September 30, 2007

For purposes of comparison between the three months ended September 30, 2008 and 2007, “Same Center” refers to the shopping center properties owned by consolidated entities as of July 1, 2007 and September 30, 2008.

In July 2007, we sold Paulding Pavilion to Ramco 191 LLC, our $75 million joint venture with Heitman Value Partners Investment LLC. In late December 2007, we sold Mission Bay to Ramco/Lion Venture LP. In August 2008, we sold the Plaza at Delray shopping center to a joint venture with an investor advised by Heitman LLC. These sales to joint ventures in which we have an ownership interest are collectively referred to as “Dispositions” in the following discussion.

Revenues

Total revenues for the three months ended September 30, 2008 were $34.6 million, a $2.9 million decrease over the comparable period in 2007.

Minimum rents decreased $1.4 million to $22.5 million for the three months ended September 30, 2008 as compared to $23.9 million for the third quarter of 2007. The Dispositions resulted in a decrease of approximately $2.0 million in minimum rents, partially offset by an increase in minimum rents of approximately $490,000 from Same Center properties.

Recoveries from tenants decreased $472,000 to $9.9 million for the third quarter 2008 as compared to $10.4 million for the same period in 2007. The Dispositions resulted in a decrease of approximately $812,000 in recoveries from tenants, partially offset by increases of approximately $319,000 from Same Center properties. The increase for the Same Center properties was due primarily to expanding our electricity resale program in certain of our properties. The overall property operating expense recovery ratio was 97.1% for the three months ended September 30, 2008 as compared to 94.7% for the three months ended September 30, 2007. The increase was primarily due to the impact of the Dispositions in 2008 and common area recoverable adjustments made in the third quarter of 2007. We expect our recovery ratio to be between 97% and 98% for the full year 2008.

Fees and management income increased $545,000 to $1.7 million for the three months ended September 30, 2008 as compared to $1.1 million for the three months ended September 30, 2007. The increase was mainly attributable to net increases in development related fees of approximately $425,000, leasing fees of approximately $323,000, and management fees of approximately $167,000. These increases were partially offset by a decrease in acquisition related fees of approximately $436,000. The increase in development fees was related to our Ramco RM Hartland SC LLC joint venture. The decrease in acquisition related fees is primarily related to approximately $361,000 earned during the third quarter 2007 related to the purchases of Paulding Pavilion by Ramco 191 LLC, our $75 million joint venture with Heitman Value Partners Investment LLC, and Nora Plaza by our Ramco HHF NP LLC joint venture. Additionally, $76,000 was earned in the third quarter of 2007 related to the acquisition of Old Orchard by our Ramco/Lion Venture LP joint venture.

Other income decreased $1.4 million to $538,000 for the three months ended September 30, 2008, compared to $1.9 million for the same period in the prior year. The decrease was primarily due to a $1.3 million decrease in lease termination income attributable mostly to income earned in the third quarter of 2007 on lease terminations from redevelopment properties.

Expenses

Total expenses for the three months ended September 30, 2008 decreased $2.8 million to $30.9 million as compared to $33.7 million for the three months ended September 30, 2007.

Real estate taxes decreased by approximately $570,000 during the third quarter 2008 to $4.5 million, as compared to $5.1 million during the third quarter of 2007. Real estate taxes decreased approximately $431,000 from the Dispositions and approximately $139,000 related to Same Center properties.

Recoverable operating expenses decreased by approximately $200,000 to $5.7 million for the three months ended September 30, 2008 as compared to $5.9 million for the three months ended September 30, 2007. Recoverable operating expenses from the Dispositions resulted in a decrease of approximately $327,000, partially offset by an increase from Same Center properties of approximately $131,000. This increase in Same Center properties is attributable mainly to higher electricity costs from the expansion of our electricity resale program.

Depreciation and amortization decreased approximately $200,000 to $7.8 million for the third quarter of 2008 as compared to approximately $8.0 million for the three months ended September 30, 2007. Depreciation and amortization expense from the Dispositions resulted in a decrease of $673,000, partially offset by an increase in depreciation and amortization from Same Center properties of approximately $492,000. The increase in depreciation and amortization from Same Center properties was due primarily to the bankruptcy of a certain national retailer that closed a store at one of the Company’s core operating properties.

Other operating expenses increased approximately $68,000 to approximately $836,000 for the quarter ended September 30, 2008 as compared to approximately $768,000 for the comparable quarter in 2007. Due to current economic conditions, the Company increased bad debt expense approximately $212,000 in the third quarter 2008 when compared to 2007. The increase in bad debt expense was partially offset by a decrease of approximately $117,000 in professional fees expense other than legal in the third quarter 2008 when compared to the same period in the prior year. The decrease in professional fees expense was due mostly to business consulting fees in the third quarter of 2007 for that were not incurred in the same period of 2008.

General and administrative expenses decreased approximately $700,000 from $4.0 million for the three months ended September 30, 2007 to $3.3 million for the three months ended September 30, 2008. The decrease in general and administrative expenses was primarily due to an increase of approximately $611,000 in the portion of costs charged to development and redevelopment projects and capitalized in the third quarter 2008 compared to the same period in 2007. General and administrative expenses were also impacted by a decrease in income tax expense of approximately $263,000 in the third quarter of 2008 mainly the result of adjustments recorded to true-up prior year amounts once income tax returns for 2007 were finalized. Partially offsetting these decreases were increases in legal and tax fees of approximately $323,000 and salary related expenses of approximately $106,000 mainly the result of additional hiring following the expansion of our infra-structure related to increased joint venture activity and asset management.

Interest expense decreased $1.2 million, to $8.7 million for the three months ended September 30, 2008, as compared to $9.9 million for the three months ended September 30, 2007. Average monthly debt outstanding was $4.2 million lower for the third quarter of 2008, resulting in a decrease in interest expense of approximately $59,000. We benefited from lower average interest rates during the third quarter of 2008, resulting in a decrease in interest expense of approximately $1.1 million. Interest expense during the third quarter of 2008 was favorably impacted by approximately $61,000 as a result of higher capitalized interest on development and redevelopment projects, by approximately $93,000 due to decreased amortization of marked to market debt and offset by approximately $102,000 due to increased amortization of deferred financing costs.

Other

Gain on sale of real estate assets increased $9.4 million during the third quarter of 2008 to $9.3 million as compared with a net loss on sale of real assets of $107,000 in the third quarter of 2007. The increase is due primarily to the gain on the sale of the Plaza at Delray shopping center to a joint venture with an investor advised by Heitman LLC, as well as gains on the sale of land parcels at Hartland Towne Square, in 2008.

Minority interest represents the equity in income attributable to the portion of the Operating Partnership not owned by us. Minority interest for the third quarter of 2008 increased $498,000 to $1.7 million, as compared to $1.2 million for the third quarter of 2007. The increase is primarily attributable to the minority interest’s proportionate share of the higher gain on the sale of real estate assets in 2008 when compared to the same period in 2007.

Earnings from unconsolidated entities represent our proportionate share of the earnings of various joint ventures in which we have an ownership interest. Earnings from unconsolidated entities decreased approximately $405,000, from approximately $668,000 for the three months ended September 30, 2007 to approximately $283,000 for the three months ended September 30, 2008. The decrease of approximately $543,000 in earnings from the Ramco/Lion Venture LP joint venture in the third quarter of 2008 resulted primarily from the bankruptcy of a certain national retailer that closed stores at four of the joint venture properties in which the Company holds an ownership interest.

Comparison of Nine Months Ended September 30, 2008 to Nine Months Ended September 30, 2007

For purposes of comparison between the nine months ended September 30, 2008 and 2007, “Same Center” refers to the shopping center properties owned by consolidated entities as of January 1, 2007 and September 30, 2008.

In April 2007, we increased our partnership interest in Ramco Jacksonville LLC, which is now included in our consolidated financial statements. This property is referred to as the “Acquisition” in the following discussion.

In March 2007, we sold Chester Springs Shopping Center to Ramco 450 Venture LLC, our joint venture with an investor advised by Heitman LLC. In June 2007, we sold two shopping centers, Shoppes of Lakeland and Kissimmee West, to Ramco HHF KL LLC, a newly formed joint venture. In July 2007, we sold Paulding Pavilion to Ramco 191 LLC, our $75 million joint venture with Heitman Value Partners Investment LLC. In late December 2007, we sold Mission Bay to Ramco/Lion Venture LP. In August 2008, we sold the Plaza at Delray shopping center to a joint venture with an investor advised by Heitman LLC. These sales to joint ventures in which we have an ownership interest are collectively referred to as “Dispositions” in the following discussion.

Revenues

Total revenues for the nine months ended September 30, 2008 were $107.0 million, a $7.4 million decrease over the comparable period in 2007.

Minimum rents decreased $3.7 million to $68.6 million for the nine months ended September 30, 2008 as compared to $72.3 million for the nine months ended of September 30, 2007. The Dispositions resulted in a decrease of approximately $6.8 million in minimum rents and Same Center properties resulted in a decrease of approximately $100,000, partially offset by an increase of approximately $3.2 million from the Acquisition.

Recoveries from tenants decreased approximately $1.5 million to $31.3 million for the nine months ended September 30, 2008 as compared to $32.8 million for the same period in 2007. The Dispositions resulted in a decrease of approximately $2.8 million in recoveries from tenants, partially offset by an increase of approximately $809,000 from the Acquisition and an increase of approximately $500,000 from Same Center properties. The increase for the Same Center properties was due primarily to expanding our electricity resale program in certain of our properties, partially offset by the impact of redevelopment activity. The overall property operating expense recovery ratio was 98.0% for the nine months ended September 30, 2008 as compared to 98.3% for the nine months ended September 30, 2007. We expect our recovery ratio to be between 97% and 98% for the full year 2008.

Fees and management income decreased approximately $133,000 to $5.0 million for the nine months ended September 30, 2008 as compared to $5.1 million for the nine months ended September 30, 2007. The decrease was mainly attributable to acquisition related fees of approximately $1.3 million, as well as a decrease in development related fees of approximately $147,000. The decrease in development and financing fees was related to our Ramco Jacksonville LLC joint venture. The decrease in acquisition related fees is primarily the result of approximately $1.4 million earned during 2007 from the purchase of Cocoa Commons and Cypress Pointe by our ING Clarion joint venture, the purchase of Peachtree Hill and Chester Springs Shopping Center by our $450 million joint venture with an investor advised by Heitman LLC, the purchase of Paulding Pavilion to Ramco 191 LLC, our $75 million joint venture with Heitman Value Partners Investment LLC, the purchase of Nora Plaza by our Ramco HHF NP LLC joint venture, and the purchase of Lakeland and Kissimmee West by our Ramco HHF KL LLC joint venture. The decrease in fees and management income was offset by an increase in management fees of approximately $641,000 and leasing fees of approximately $490,000, which are primarily attributable to an increase in the portfolio of our joint venture partners. Other fees and management income for the nine months ended September 30, 2008 increased approximately $200,000 when compared to the same period in 2007.

Other income for the nine months ended September 30, 2008 was approximately $1.5 million, a decrease of approximately $2.1 million over the comparable period in 2007. The decrease was primarily due to a $1.3 million decrease in lease termination income attributable mostly to income earned in the first nine months of 2007 on lease terminations from redevelopment properties. Interest income decreased approximately $508,000 over the comparable period in 2007. In 2007, Ramco-Gershenson Properties L.P. (the “Operating Partnership”) earned approximately $500,000 of interest income on advances to Ramco Jacksonville LLC related to the River City Marketplace development, with no similar income earned during the nine months ended September 30, 2008. For the nine months ended September 30, 2007, we recognized approximately $333,000 income from previously written-off accounts receivable, compared to recoveries of approximately $93,000 for the same period in 2008.

Expenses

Total expenses for the nine months ended September 30, 2008 decreased approximately $4.4 million to $97.8 million as compared to $102.2 million for the nine months ended September 30, 2007.

Real estate taxes decreased by approximately $1.1 million during the nine months ended September 30, 2008 to $14.1 million, as compared to $15.2 million during the nine months ended September 30, 2007. Real estate taxes decreased approximately $1.3 million as a result of Dispositions and a decrease from Same Center properties of approximately $70,000, partially offset by an increase of approximately $236,000 related to the Acquisition.

Recoverable operating expenses decreased by approximately $305,000 to $17.8 million for the nine months ended September 30, 2008 as compared to $18.1 million for the nine months ended September 30, 2007. Recoverable operating expenses from the Dispositions resulted in a decrease of approximately $1.3 million, partially offset by an increase from the Acquisition of approximately $400,000 and an increase from Same Center properties of approximately $600,000. This increase in Same Center properties is attributable mainly to higher electricity costs from the expansion of our electricity resale program.

Depreciation and amortization was $23.7 million for the nine months ended September 30, 2008, as compared to $24.2 million for the nine months ended September 30, 2007. Depreciation and amortization expense from the Dispositions resulted in a decrease of $2.5 million, partially offset by an increase in depreciation and amortization resulting from the Acquisition of approximately $1.2 million and an increase from Same Center of approximately $760,000. The increase in depreciation and amortization from Same Center properties was due primarily to the bankruptcy of a certain national retailer that closed a store at one of the Company’s core operating properties and the impact of redevelopment projects completed during 2008.

Other operating expenses increased approximately $860,000 to $2.9 million for the nine months ended September 30, 2008, as compared to approximately $2.0 million for the comparable quarter in 2007. Due to current economic conditions, we increased bad debt expense approximately $491,000 during the nine months ended September 30, 2008 when compared to 2007. Expenses related to vacancies increased by approximately $470,000 in 2008 when compared to the same period in 2007.

General and administrative expenses increased approximately $1.0 million from $11.0 million for the nine months ended September 30, 2007 to $12.0 million for the same period in 2008. The increase in general and administrative expenses was primarily due to an increase in salary related expenses of approximately $1.1 million as well as increased legal and tax fees of approximately $550,000. The increase in general and administrative expenses was also due to an additional $373,000 arbitration award to a third-party relating to the alleged breach by the Company of a property management agreement. In addition, bank service fees increased approximately $135,000 during the nine months ended September 30, 2008. These increases in general and administrative expenses were offset by a decrease primarily due to an increase of approximately $1.3 million in the portion of costs charged to development and redevelopment projects and capitalized in the first nine months of 2008, compared to the same period in 2007. General and administrative expenses were also impacted by a decrease in income tax expense of approximately $153,000 during the nine months ended September 30, 2008 mainly the result of adjustments recorded to true-up prior year amounts once income tax returns for 2007 were finalized.

Interest expense decreased $4.2 million, to $27.4 million for the nine months ended September 30, 2008, as compared to $31.6 million for the nine months ended September 30, 2007. Average monthly debt outstanding was approximately $321,000 lower for the first nine months ended 2008, resulting in a decrease in interest expense of approximately $14,000. We benefited from lower average interest rates during the first nine months of 2008, resulting in a decrease in interest expense of approximately $3.0 million. Interest expense during the first nine months of 2008 was favorably impacted by approximately $805,000 as a result of higher capitalized interest on development and redevelopment projects, by approximately $261,000 due to decreased amortization of deferred financing costs and by approximately $209,000 due to decreased amortization of marked to market debt.

Other

Gain on sale of real estate assets decreased $11.7 million to $19.6 million for the nine months ended September 30, 2008, as compared to $31.3 million for the nine months ended September 30, 2007. The decrease is due primarily to the gain on the sale of Chester Springs Shopping Center to our Ramco 450 Venture LLC joint venture, the sale of the Shoppes of Lakeland and Kissimmee West to our Ramco HHF KL LLC joint venture, and the sale of land parcels at River City Marketplace included in the nine months ended September 30, 2007. The gain on sale of real estate assets was also impacted by the gain on the sale of the Plaza at Delray shopping center to a joint venture with an investor advised by Heitman LLC, as well as gains on the sale of land parcels at Hartland Towne Square, in 2008.

Minority interest represents the equity in income attributable to the portion of the Operating Partnership not owned by the Company. Minority interest for the nine months ended September 30, 2008 decreased $2.8 million to $4.4 million, as compared to $7.2 million for the first quarter of 2007. The decrease is primarily attributable to the minority interest’s proportionate share of the lower gain on the sale of real estate assets.

Earnings from unconsolidated entities represent our proportionate share of the earnings of various joint ventures in which we have an ownership interest. Earnings from unconsolidated entities increased approximately $100,000, from approximately $1.8 million for the nine months ended September 30, 2007 to approximately $1.9 million for the nine months ended September 30, 2008. During the nine months ended September 30, 2008, earnings from unconsolidated entities increased by approximately $385,000 from the Ramco 450 Venture LLC, Ramco 191 LLC, Ramco HHF KL LLC, and Ramco HHF NP LLC joint ventures, partially offset by a $305,000 decrease in earnings from the Ramco/Lion Venture LP joint venture that resulted primarily from the bankruptcy of a certain national retailer that closed stores at four of the joint venture properties in which the Company holds an ownership interest. In April 2007, we purchased the remaining 80% ownership interest in Ramco Jacksonville LLC (“Jacksonville”) and we have consolidated Jacksonville in our results of operations since the date of acquisition. For the nine months ended September 30, 2007, the Company’s proportionate share of earnings from Jacksonville was a net loss of approximately $162,000.

Liquidity and Capital Resources

The principal uses of our liquidity and capital resources are for operations, development, redevelopment, including expansion and renovation programs, acquisitions, and debt repayment, as well as dividend payments in accordance with REIT requirements and repurchases of our common shares. We anticipate that the combination of cash on hand, the availability under our Credit Facility, additional financings, and the sale of existing properties will satisfy our expected working capital requirements though at least the next 12 months and allow us to achieve continued growth. Although we believe that the combination of factors discussed above will provide sufficient liquidity, no such assurance can be given.

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

The following is a summary of our cash flow activities (dollars in thousands):

	Nine Months Ended
	September 30,
	2008	2007
	(Unaudited)

Cash provided from operations	$21,794	$50,409
Cash provided by investing activities	53,848	29,641
Cash used in financing activities	(83,584)	(83,938)

For the nine months ended September 30, 2008, we generated $21.8 million in cash flows from operating activities, as compared to $50.4 million for the same period in 2007. Cash flows from operating activities were lower during the nine months ended 2008 mainly due to lower net income during the period, as well as lower net cash inflows related to accounts receivable and other assets, and higher cash outflows for accounts payable and accrued expenses. For the nine months ended September 30, 2008, investing activities provided $53.8 million of cash flows, as compared to $29.6 million provided by investing activities for the nine months ended 2007. Cash flows from investing activities were higher in 2008, due to higher cash received from sales of shopping centers to our joint ventures, lower investments in our joint ventures with ING Clarion and our Ramco HHF KL LLC and Ramco HHF NP LLC joint ventures, and additional cash received from the repayment of a note receivable from a joint venture. During the nine months ended September 30, 2008, cash flows used in financing activities were $83.6 million, as compared to $83.9 million during the nine months ended September 30, 2007. In the first nine months of 2008, the Company had significantly lower borrowings on mortgages and notes payable, offset by the repayment in full of all amounts due under our Unsecured Subordinated Term Loan during the nine months ended September 30, 2007.

The Company has a $250,000 unsecured credit facility (the “Credit Facility”) consisting of a $100,000 unsecured term loan credit facility and a $150,000 unsecured revolving credit facility. The Credit Facility provides that the unsecured revolving credit facility may be increased by up to $100,000 at the Company’s request, for a total unsecured revolving credit facility commitment of $250,000. The unsecured term loan credit facility matures in December 2010 and bears interest at a rate equal to LIBOR plus 130 to 165 basis points, depending on certain debt ratios. In October 2008, the Company exercised its option to extend the unsecured revolving credit facility to December 2009. The unsecured revolving credit facility bears interest at a rate equal to LIBOR plus 115 to 150 basis points, depending on certain debt ratios. The Company retains the option to extend the maturity date of the unsecured revolving credit facility to December 2010. It is anticipated that funds borrowed under the Credit Facility will be used for general corporate purposes, including working capital, capital expenditures, the repayment of indebtedness or other corporate activities.

Under terms of various debt agreements, we may be required to maintain interest rate swap agreements to reduce the impact of changes in interest rates on our floating rate debt. We have interest rate swap agreements with an aggregate notional amount of $100.0 million at September 30, 2008. Based on rates in effect at September 30, 2008, the agreements provide for fixed rates ranging from 4.4% to 6.6% and expire December 2008 through December 2010.

After taking into account the impact of converting our variable rate debt into fixed rate debt by use of the interest rate swap agreements, at September 30, 2008 our variable rate debt accounted for approximately $161.1 million of outstanding debt with a weighted average interest rate of 4.6%. Variable rate debt accounted for approximately 25.3% of our total debt and 14.4% of our total capitalization.

We have $432.8 million of mortgage loans encumbering our consolidated properties, and $138.6 million of mortgage loans for properties held by our unconsolidated joint ventures (representing our pro rata share). Such mortgage loans are generally non-recourse, subject to certain exceptions for which we would be liable for any resulting losses incurred by the lender. These exceptions vary from loan to loan but generally include fraud or a material misrepresentation, misstatement or omission by the borrower, intentional or grossly negligent conduct by the borrower that harms the property or results in a loss to the lender, filing of a bankruptcy petition by the borrower, either directly or indirectly, and certain environmental liabilities. In addition, upon the occurrence of certain of such events, such as fraud or filing of a bankruptcy petition by the borrower, we would be liable for the entire outstanding balance of the loan, all interest accrued thereon and certain other costs, penalties and expenses.

The unconsolidated joint ventures in which our Operating Partnership owns an interest and which are accounted for by the equity method of accounting are subject to mortgage indebtedness, which in most instances is non-recourse. At September 30, 2008, our pro rata share of mortgage debt for the unconsolidated joint ventures was $138.6 million with a weighted average interest rate of 6.4%. Our pro rata share of fixed rate debt for the unconsolidated joint ventures amounted to $132.1 million, or 95.3% of our total pro rata share of such debt. The mortgage debt of $16.3 million at Peachtree Hill, a shopping center owned by our Ramco 450 Venture LLC, is recourse debt.

Planned Capital Spending

During the nine months ended September 30, 2008, we spent approximately $7.5 million on revenue-generating capital expenditures including tenant allowances, leasing commissions paid to third-party brokers, legal costs related to lease documents, and capitalized leasing and construction costs. These types of costs generate a return through rents from tenants over the term of their leases. Revenue-enhancing capital expenditures, including expansions, renovations or repositionings, were approximately $25.0 million. Revenue neutral capital expenditures, such as roof and parking lot repairs which are anticipated to be recovered from tenants, amounted to approximately $1.4 million.

For the remainder of 2008, we anticipate spending approximately $12.0 million for revenue-generating, revenue-enhancing and revenue neutral capital expenditures, including approximately $6.0 million for approved redevelopment projects.

We are also working on five additional redevelopments that are in the final planning stages that are not included in such amounts. Further, we anticipate spending approximately $2.0 million in the remainder of 2008 for ongoing development projects.

In addition, after an in-depth analysis of our business plan going forward, we intend to de-emphasize our acquisition program as a primary driver of growth. Acquisitions are planned to be more opportunistic in nature and the volume of these purchases are expected to be substantially less than in 2007. The Company does not anticipate any further acquisition activities for the remainder of 2008.

Capitalization

At September 30, 2008, our market capitalization amounted to $1.1 billion. Market capitalization consisted of $637.8 million of debt (including property-specific mortgages, an Unsecured Credit Facility consisting of a Term Loan Credit Facility and a Revolving Credit Facility, a Secured Term Loan, and a Junior Subordinated Note), and $482.1 million of common shares and Operating Partnership Units at market value. Our debt to total market capitalization was 57.0% at September 30, 2008, as compared to 60.2% at December 31, 2007. After taking into account the impact of converting our variable rate debt into fixed rate debt by use of interest rate swap agreements, our outstanding debt at September 30, 2008 had a weighted average interest rate of 5.7%, and consisted of $476.7 million of fixed rate debt and $161.1 million of variable rate debt. Outstanding letters of credit issued under the Credit Facility totaled approximately $1.8 million. We also had other outstanding letters of credit, not reflected in the consolidated balance sheets, of approximately $1.3 million related to the completion of the River City Marketplace development.

At September 30, 2008, the minority interest in the Operating Partnership represented a 13.6% ownership in the Operating Partnership. The units in the Operating Partnership (“OP Units”) may, under certain circumstances, be exchanged for our common shares of beneficial interest on a one-for-one basis. We, as sole general partner of the Operating Partnership, have the option, but not the obligation, to settle exchanged OP Units held by others in cash based on the current trading price of our common shares of beneficial interest. Assuming the exchange of all OP Units, there would have been 21,502,171 of our common shares of beneficial interest outstanding at September 30, 2008, with a market value of approximately $482.1 million (based on the closing price of $22.42 per share on September 30, 2008).

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

The following table illustrates the calculation of FFO (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)

Net Income	$11,585	$3,284	$26,014	$38,194
Add:
Depreciation and amortization expense	9,218	9,192	27,901	27,445
Minority interest in partnership:
Continuing Operations	1,653	1,212	4,357	7,183
Discontinued Operations	—	10	(35)	29
Discontinued operations, loss on sale of property	—	—	463	—
Less:
Loss (gain) on sale of depreciable real estate(1)	(8,952)	1,017	(18,828)	(29,797)

Funds from operations	13,504	14,715	39,872	43,054
Less:
Series B Preferred Stock dividends	—	(593)	—	(1,781)

Funds from operations available to common shareholders, assuming conversion of OP units	$13,504	$14,122	$39,872	$41,273

Weighted average equivalent shares outstanding, diluted	21,406	21,439	21,411	21,464

Net income per diluted share to FFO per diluted share reconciliation:
Net income per diluted share	$0.63	$0.15	$1.41	$1.96
Add:
Depreciation and amortization expense	0.43	0.43	1.30	1.28
Minority interest in partnership:
Continuing Operations	0.08	0.06	0.20	0.33
Discontinued Operations	—	—	—	—
Discontinued operations, loss on sale of property	—	—	0.02	—
Less:
Loss (gain) on sale of depreciable real estate(1)	(0.42)	0.05	(0.88)	(1.39)
Assuming conversion of OP units	(0.09)	(0.03)	(0.19)	(0.18)

Funds from operations per diluted share	0.63	0.66	1.86	2.00
Less:
Series C Preferred Stock dividends	—	—	—	(0.08)

Funds from operations available to common shareholders per diluted share, assuming conversion of OP units	$0.63	$0.66	$1.86	$1.92

(1) Excludes gain on sale of undepreciated land	$295	$910	$706	$1,472

During the nine months ended September 30, 2007, the Company’s Series C Preferred Shares were dilutive and therefore the Series C Preferred Shares were included in the calculation of diluted EPS. As of June 1, 2007, all of the Company’s Series C Preferred Shares had been redeemed. Therefore, for the three months ended September 30, 2008 and 2007, and the nine months ended September 30, 2008, the Company’s Series C Preferred Shares were not included in the calculation of diluted EPS.

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

We have exposure to interest rate risk on our variable rate debt obligations. We are not subject to any foreign currency exchange rate risk or commodity price risk, or other material rate or price risks. Based on our debt and interest rates and the interest rate swap agreements in effect at September 30, 2008, a 100 basis point change in interest rates would affect our annual earnings and cash flows by approximately $1.6 million.

Under the terms of various debt agreements, we may be required to maintain interest rate swap agreements to reduce the impact of changes in interest rate on our floating rate debt. We have interest rate swap agreements with an aggregate notional amount of $100.0 million at September 30, 2008. Based on rates in effect at September 30, 2008, the agreements provide for fixed rates ranging from 4.4% to 6.6% and expire December 2008 through December 2010.

The following table presents information as of September 30, 2008 concerning our long-term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates of maturing amounts and fair market value (dollars in thousands).

								Estimated
	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value

Fixed-rate debt	$1,161	$27,481	$119,723	$27,932	$34,011	$266,374	$476,682	$449,835
Average interest rate	6.8%	7.0%	6.3%	7.4%	6.8%	5.7%	6.0%	7.2%
Variable-rate debt	$48,555	$112,533	$—	$—	$—	—	$161,088	$161,088
Average interest rate	4.0%	4.9%	—	—	—	—	4.6%	4.6%

We estimated the fair value of fixed rate mortgages using a discounted cash flow analysis, based on our incremental borrowing rates for similar types of borrowing arrangements with the same remaining maturity. Considerable judgment is required to develop estimated fair values of financial instruments. The table incorporates only those exposures that exist at September 30, 2008 and does not consider those exposures or positions which could arise after that date or firm commitments as of such date. Therefore, the information presented therein has limited predictive value. Our actual interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

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

We carried out an assessment as of September 30, 2008 of the effectiveness of the design and operation of our disclosure controls and procedures. This assessment was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on such evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that such disclosure controls and procedures were effective as of September 30, 2008.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In December 2005, the Board of Trustees authorized the repurchase, at management’s discretion, of up to $15 million of our common shares of beneficial interest. The program allows us to repurchase our common shares of beneficial interest from time to time in the open market or in privately negotiated transactions. This authorization does not have an expiration date.

No common shares were repurchased during the three months ended September 30, 2008. As of September 30, 2008, we had purchased and retired 287,900 shares of our common stock under this program at an average cost of $27.11 per share.

Item 5.	Other Information

On and effective December 12, 2007, the Board of Trustees amended Article VII, Section 1, “Certificates,” of the Company’s Bylaws to comply with New York Stock Exchange listing requirements. The full text of the Company’s Bylaws was previously filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 10, 2008.

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

Date: November 7, 2008

By:	/s/ Richard J. Smith
Richard J. Smith
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 7, 2008