Form 10-K
period 2008-12-31
RAMCO GERSHENSON PROPERTIES TRUST
filed 2009-03-11
CIK 842183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2008) was $381,702,255.

Number of common shares outstanding as of March 9, 2009: 18,698,476

DOCUMENT INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the annual meeting of shareholders to be held June 10, 2009 are in incorporated by reference into Part III of this Form 10-K.

Forward-Looking Statements

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our expectations, plans or beliefs concerning future events and may be identified by terminology such as “may,” “will,” “should,” “believe,” “expect,” “estimate,” “anticipate,” “continue,” “predict” or similar terms. Although the forward-looking statements made in this document are based on our good-faith beliefs, reasonable assumptions and our best judgment based upon current information, certain factors could cause actual results to differ materially from those in the forward-looking statements, including: our success or failure in implementing our business strategy; economic conditions generally and in the commercial real estate and finance markets specifically; the cost and availability of capital, which depends in part on our asset quality and our relationships with lenders and other capital providers; our business prospects and outlook; changes in governmental regulations, tax rates and similar matters; our continuing to qualify as a REIT; and other factors discussed elsewhere in this document and our other filings with the Securities and Exchange Commission (the “SEC”). Given these uncertainties, you should not place undue reliance on any forward-looking statements. Except as required by law, we assume no obligation to update these forward-looking statements, even if new information becomes available in the future.

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

We conduct substantially all of our business, and hold substantially all of our interests in our properties, through our operating partnership, Ramco-Gershenson Properties, L.P. (the “Operating Partnership”). The Operating Partnership, either directly or indirectly through partnerships or limited liability companies, holds fee title to all owned properties. We have the exclusive power to manage and conduct the business of the Operating Partnership. As of December 31, 2008, we owned approximately 86.4% of the interests in the Operating Partnership.

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

Operations of the Company

We are a publicly-traded REIT which owns, develops, acquires, manages and leases community shopping centers and one regional mall, in the Midwestern, Southeastern and Mid-Atlantic regions of the United States. At December 31, 2008, we owned interests in 89 shopping centers, comprised of 65 community centers, 21 power centers, two single tenant retail properties, and one enclosed regional mall, totaling approximately 20.0 million square feet of gross leaseable area (“GLA”). We and our joint ventures partners own approximately 15.9 million square feet of such GLA, with the remaining portion owned by various anchor stores.

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

Strategy

We are predominantly a community shopping center company with a focus on acquiring, developing and managing centers primarily anchored by grocery stores and nationally recognized discount department stores. We believe that centers with a grocery and/or discount component attract consumers seeking value-priced products. Since these products are required to satisfy everyday needs, customers usually visit the centers on a weekly basis. Our anchor tenants include TJ Maxx/Marshalls, Home Depot, Wal-Mart, Kohl’s, Lowe’s Home Centers, Best Buy, and Target. Approximately 53% of our community shopping centers have grocery anchors, including Publix, Kroger, Jewel, and Meijer.

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

Our business objective and operating strategy is to increase funds from operations and cash available for distribution per share through internal and external growth. We strive to satisfy such objectives through management of our shopping center portfolio, which includes the value-added repositioning of shopping center tenancies, strategic developments, and selected market-driven acquisitions.

In our existing centers, we focus on rental and leasing strategies and the value-added redevelopment of such properties. We strive to increase rental income over time through contractual rent increases and leasing and re-leasing of available space at higher rental levels, while balancing the needs for an attractive and diverse tenant mix. See Item 2, “Properties” for additional information on rental revenue and lease expirations. In addition, we assess each of our centers periodically to identify renovation and expansion opportunities and proactively engage in value-enhancing activities based on tenant demands and market conditions. We also recognize the importance of customer satisfaction and spend a significant amount of resources to ensure that our centers have sufficient amenities, appealing layouts and proper maintenance.

Further, we utilize the selective development and acquisition of new shopping centers, either directly or through one or more joint venture entities, as market conditions permit. Subject to the easing of the current economic and financial crisis, we intend to seek development opportunities in underserved, attractive and/or expanding markets, and also seek to acquire strategically located, quality shopping centers that (i) have leases at rental rates below market rates, (ii) have potential for rental and/or occupancy increases or (iii) offer cash flow growth or capital appreciation potential. We acquire certain properties with the intent of redeveloping such centers soon after the acquisition is completed. This can increase the risks of cost overruns and project delays since we are less familiar with such centers than our existing centers which are redeveloped.

From time to time, we will sell mature properties or non-core assets which have less potential for growth or are not viable for redevelopment. We intend to redeploy the proceeds from such sales to fund development, redevelopment and acquisition activities, to repay debt and to repurchase outstanding shares.

We believe all of the foregoing strategies have been instrumental in improving our property values and funds from operations in recent years, and going forward, will allow us to meet the challenges of the current economic and market landscape.

Developments

Given the dramatic changes in the retail and capital market landscape in the latter months of 2008, the Company is taking a more conservative approach to potential developments. The Company plans to utilize 2009 to secure necessary entitlements, as well as sign a critical mass of tenants before moving forward with a number of its planned projects. Furthermore, the Company does not intend to commence any additional vertical construction until significant rental commitments have been secured.

At December 31, 2008, the Company had three projects under construction and three projects in the pre-development phase. The following three developments are in the construction phase:

The Town Center at Aquia in Stafford, Virginia involves the complete value-added redevelopment of an existing shopping center owned by us and will be completed in phases. During 2008, Phase I was substantially finished with the completion of the first retail/office building on the site, the majority of which is occupied by Northrop Grumman. Approximately 90% of the office building had been leased at December 31, 2008. The total project cost of the planned phases is estimated at $140 million, of which $58 million had been spent as of December 31, 2008. We intend to seek a joint venture partner to invest in this property.

Hartland Towne Square in Hartland, Michigan is being developed through our joint venture Ramco RM Hartland SC LLC. Hartland Towne Square will be developed as a 600,000 square foot power center featuring two major anchors. In 2008, Meijer, which will own its anchor location in the center, began construction on a 192,000 square foot discount department superstore that is expected to open in September 2009. We are currently seeking a second anchor for the project. The development is expected to also include two to three mid-box national retailers, retail shops, and outlots. The total project cost of the planned phases is estimated at $22 million.

Rossford Pointe is a ten acre, 68,000 square foot development project adjacent to our Crossroads Center located in Rossford, Ohio. Two mid-box national retailers have leased space and are open at the center. The estimated cost to complete this project is approximately $2.2 million for an additional mid-box retailer.

At December 31, 2008, projects in the pre-development phase are:

Gateway Commons (formerly Shoppes of Lakeland II) in Lakeland, Florida is planned to be developed as a 375,000 square foot center. The project is located in central Florida in close proximity to a number of our existing centers. The estimated project cost is $63 million, of which $13.8 million had been spent as of December 31, 2008. We intend to seek a joint venture partner to invest in this property.

Northpointe Town Center in Jackson, Michigan is planned to be developed as a 200,000 square foot center and may include retail and outlot components. The new development will complement two of our other properties in the market. The total project cost is estimated at $35 million, of which $1.1 million had been spent as of December 31, 2008.

Parkway Shops in Jacksonville, Florida is planned to be developed as a 350,000 square foot shopping center. The project is located in close proximity to our River City Marketplace center in Jacksonville. The estimated project cost is $30 million, of which $11.3 million had been spent as of December 31, 2008. We intend to seek a joint venture partner to invest in this property.

We estimate the total project costs of the planned phases for the three development projects under construction and the three projects in the pre-development phase to be $170.1 million and $128.0 million, respectively. As of December 31, 2008, we have spent $82.7 million on developments under construction and $26.2 million on projects in the pre-development phase. We intend to wholly own the Northpointe Town Center and Rossford Pointe and therefore anticipate that $43.5 million of the total project costs will be on our balance sheet upon completion of such projects. We own 20% of the joint venture that is developing Hartland Towne Square, and our share of the estimated $21.6 million of project costs of the planned phases is $4.3 million. We anticipate spending an additional $233.0 million for developing The Town Center at Aquia, Gateway Commons, and Parkway Shops which we expect to be developed through joint ventures, and therefore be accounted as off-balance sheet assets, although we do not have joint venture partners to date and no assurance can be given that we will have joint venture partners on such projects.

In 2009, the Company anticipates spending $2.9 million on its development program, after factoring in planned joint venture partner financial participation.

Asset Management

During 2008, the improvement of core shopping centers remained a vital part of our business plan. We continued to identify opportunities within our portfolio to add value. In 2008, we commenced or continued the following redevelopment projects:

Joint Ventures

•	Troy Marketplace in Troy, Michigan. A joint venture in which we have a 30% ownership interest purchased vacant shopping center space adjacent to a shopping center currently owned by such joint venture. In 2008, LA Fitness opened in 45,000 square feet in the space previously occupied by Home Expo. The joint venture plans on re-tenanting the remaining space with additional mid-box uses. Construction on a new outlot building is complete and the building is partially leased.

•	The Shops at Old Orchard in West Bloomfield, Michigan is owned by a joint venture in which we have a 30% ownership interest. Our redevelopment plans for this center include re-tenanting and expanding space formerly occupied by Farmer Jack with Plum Market, a specialty grocer, in 36,000 square feet. Re-tenanting the balance of the space, façade and structural improvements, and the addition of an outlot are in process.

•	Collins Pointe Plaza in Cartersville, Georgia is part of a joint venture in which we have a 20% ownership interest. Our redevelopment plans include re-tenanting space formerly occupied by a Winn-Dixie store, constructing one or more outlots and re-tenanting small shop retail space.

Wholly-Owned

•	West Allis Towne Centre in West Allis, Wisconsin. Our redevelopment plans include adding a Burlington Coat Factory in 71,000 square feet, upgrading the façade, and potentially creating additional valuable GLA.

•	Rivertowne Square in Deerfield Beach, Florida. We are adding a regional department store in 60,000 square feet.

•	Clinton Valley in Sterling Heights, Michigan. Hobby Lobby executed a lease for 59,000 square feet of space. We have delivered the space and anticipate Hobby Lobby to open in the first half of 2009.

•	Southbay Shopping Center in Osprey, Florida. Our redevelopment plans include adding a freestanding CVS pharmacy, relocating tenants, and re-tenanting space.

At December 31, 2008, we have two additional value-added redevelopment projects in process, including one project owned by a joint venture.

We estimate the total project costs of the nine redevelopment projects in process to be $45.4 million. For the five redevelopment projects at our wholly owned, consolidated properties, we estimate project costs of $19.7 million of which $5.2 million has been spent as of December 31, 2008. For the four redevelopment projects at properties held by joint ventures, we estimate off-balance sheet project costs of $25.7 million (our share is estimated to be $7.1 million) of which $10.4 million had been spent as of December 31, 2008 (our share is $3.0 million).

In 2009, the Company plans to focus on completing those redevelopment projects presently in process that have commitments for the expansion or addition of an anchor tenant. While we anticipate redevelopments will be accretive upon completion, a majority of the projects required taking some retail space off-line to accommodate the new/expanded tenancies. These measures will result in the loss of rents and recoveries from tenants for those spaces removed from our pool of leasable space. Based on the sheer number of value-added redevelopments that will be in process in 2009, the revenue loss will create a short-term negative impact on net operating income and FFO. The majority of the projects are expected to stabilize by the first half of 2010.

Acquisitions

At the beginning of 2008, as a result of the challenging acquisition market, the Company chose to de-emphasize its acquisition program as a significant driver of growth. As such, acquisition and disposition activity in 2008 was limited. Future acquisitions are planned to be more selective as market conditions allow.

Joint Ventures

In addition to the property we sold to our joint venture noted in “Dispositions” below, in May 2008, a joint venture in which we have a 20% ownership interest acquired the Rolling Meadows Shopping Center in Rolling Meadows, Illinois.

Dispositions

In June 2008, the Company sold Highland Square Shopping Center in Crossville, Tennessee, to a third party for $9.2 million in net proceeds. The transaction resulted in a loss on the sale of $0.4 million, net of minority interest, for the year ended December 31, 2008. Income from operations and the loss on sale in relation to Highland Square are classified in discontinued operations on the consolidated statements of income and comprehensive income for all periods presented.

In August 2008, the Company sold the Plaza at Delray shopping center in Delray Beach, Florida, to a joint venture in which it has a 20% ownership interest. In connection with the sale of this center, the Company recognized a gain of $8.2 million, net of taxes, which represents the gain attributable to the joint venture partner’s 80% ownership interest.

Competition

See page 9-10 of Item 1A. “Risk Factors” for a description of competitive conditions in our business.

Environmental Matters

See pages 14-15 of Item 1A. “Risk Factors” for a description of environmental risks for our business.

Employment

As of December 31, 2008, we had 134 full time corporate employees and 20 full time on-site shopping center maintenance personnel. None of our employees is represented by a collective bargaining unit. We believe that our relations with our employees are good.

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

Ramco-Gershenson Properties Trust
Attention: Investor Relations
31500 Northwestern Highway,
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

Business Risks

Recent disruptions in the financial markets could affect our ability to obtain financing for development or redevelopment of our properties and other purposes on reasonable terms and have other adverse effects on us and the market price of our common shares.

The United States financial and credit markets have recently experienced significant price volatility, dislocations and liquidity disruptions, which have caused market prices of many financial instruments to fluctuate substantially and the spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings less attractive, and in some cases have resulted in the unavailability of financing.

Continued uncertainty in the stock and credit markets may negatively impact our ability to access additional financing for development and redevelopment of our properties and other purposes at reasonable terms, which may negatively affect our business. It may also be more difficult or costly for us to raise capital through the issuance of our common shares or preferred shares. The disruptions in the financial markets may have a material adverse effect on the market value of our common shares and other adverse effects on us and our business. In addition, there can be no assurance that the actions of the U.S. government, U.S. Federal Reserve, U.S. Treasury and other governmental and regulatory bodies for the purpose of stabilizing the financial markets will achieve the intended effects or that such actions will not result in adverse market developments.

The recent global economic and financial market crisis has had and may continue to have a negative effect on our business and operations.

The recent global economic and financial market crisis has caused, among other things, a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, lower consumer and business spending, and lower consumer net worth, all of which has had and may continue to have a negative effect on our business, results of operations, financial condition and liquidity. Many of our tenants and vendors have been severely affected by the current economic turmoil. Current or potential tenants and vendors may no longer be in business, which could lead to reduced demand for our shopping centers, reduced operating margins, and increased tenant payment delays or defaults. We are also limited in our ability to reduce costs to offset the results of a prolonged or severe economic downturn given certain fixed costs associated with our operations, difficulties if we overstrained our resources, and our long-term business approach that necessitates we remain in position to respond when market conditions improve.

The timing and nature of any recovery in the credit and financial markets remains uncertain, and there can be no assurance that market conditions will improve in the near future or that our results will not continue to be materially and adversely affected. Such conditions make it very difficult to forecast operating results, make business decisions and identify and address material business risks. The foregoing conditions may also impact the valuation of certain long-lived or intangible assets that are subject to impairment testing, potentially resulting in impairment charges which may be material to our financial condition or results of operations.

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

Several of our tenants represent a significant portion of our leasing revenues. As of December 31, 2008, we received 3.6% of our annualized base rent from TJ Maxx/Marshalls and 2.9% of our annualized base rent from Publix. Three other tenants each represented at least 2.0% of our total annualized base rent. The concentration in our leasing revenue from a small number of tenants creates the risk that, should these tenants experience financial difficulties, our operating results could be adversely affected.

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

Integral to our business strategy is our ability to continue to acquire and develop new properties. We may not be successful in identifying suitable real estate properties that meet our acquisition criteria and are compatible with our growth strategy or in consummating acquisitions or investments on satisfactory terms, including obtaining financing. We may not be successful in identifying suitable areas for new development, negotiating for the acquisition of the land, obtaining required permits, authorizations and financing, or completing developments within our budgets and on a timely basis or leasing any newly-developed space. If we fail to identify or complete suitable acquisitions or developments on a timely basis and within our budget, our financial condition and results of operations could be adversely affected and our growth could slow.

Our redevelopment projects may not yield anticipated returns, which would adversely affect our operating results.

A key component of our business strategy is exploring redevelopment opportunities at existing properties within our portfolio and in connection with property acquisitions. To the extent that we engage in these redevelopment activities, they will be subject to the risks normally associated with these projects, including, among others, cost overruns and timing delays as a result of the lack of availability of materials and labor, the failure of tenants to commit or live up to their commitments, weather conditions, and other factors outside of our control. Any substantial unanticipated delays or expenses could adversely affect the investment returns from these redevelopment projects and adversely impact our operating results.

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

As of December 31, 2008, 33 of our shopping centers were partially owned by non-affiliated partners through joint venture arrangements, none of which we have a controlling interest in. We do not control all decisions in our joint ventures and may be required to take actions that are in the interest of the joint venture partners but not our best interests. Accordingly, we may not be able to favorably resolve any issues which arise, or we may have to provide financial or other inducements to our joint venture partners to obtain such resolution.

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

Required repayments of debt and related interest can adversely affect our operating performance. As of December 31, 2008, we had $662.6 million of outstanding indebtedness, of which $180.2 million bore interest at a variable rate, and we had the ability to borrow an additional $24.8 million under our existing Unsecured Revolving Credit Facility and to increase the availability under our Unsecured Revolving Credit Facility by up to $100 million under terms of the Credit Facility. Increases in interest rates on our existing indebtedness would increase our interest expense, which could adversely affect our cash flow and our ability to pay dividends. For example, if market rates of interest on our variable rate debt outstanding as of December 31, 2008 increased by 1.0%, the increase in interest expense on our existing variable rate debt would decrease future earnings and cash flows by approximately $1.8 million annually.

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

The global economic crisis has exacerbated these risks.

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

Capital markets are currently experiencing a period of dislocation and instability, which has had and could continue to have a negative impact on the availability and cost of capital.

The general disruption in the U.S. capital markets has impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole. These conditions could persist for a prolonged period of time or worsen in the future. Our ability to access the capital markets may be restricted at a time when we would like, or need, to access those markets, which could have an impact on our flexibility to react to changing economic and business conditions. The resulting lack of available credit, lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity could materially and adversely affect our business, financial condition, results of operations and our ability to obtain and manage our liquidity. In addition, the cost of debt financing and the proceeds of equity financing may be materially adversely impacted by these market conditions.

Credit market developments may reduce availability under our credit agreements.

Due to the current volatile state of the credit markets, there is risk that lenders, even those with strong balance sheets and sound lending practices, could fail or refuse to honor their legal commitments and obligations under existing credit commitments, including but not limited to: extending credit up to the maximum permitted by a Credit Facility, allowing access to additional credit features and otherwise accessing capital and/or honoring loan commitments. If our lender(s) fail to honor their legal commitments under our Credit Facility, it could be difficult in the current environment to replace our credit facility on similar terms. Although we believe that our operating cash flow, access to capital markets and existing credit facilities will give us the ability to satisfy our liquidity needs for at least the next 12 months, the failure of any of the lenders under our credit facility may impact our ability to finance our operating or investing activities.

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

We believe that we currently operate in a manner so as to qualify as a REIT for federal income tax purposes. Our continued qualification as a REIT will depend on our satisfaction of certain asset, income, investment, organizational, distribution, shareholder ownership and other requirements on a continuing basis. Our ability to satisfy the asset requirements depends upon our analysis of the fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. In addition, our compliance with the REIT income and asset requirements depends upon our ability to manage successfully the composition of our income and assets on an ongoing basis. Moreover, the proper classification of an instrument as debt or equity for federal income tax purposes may be uncertain in some circumstances, which could affect the application of the REIT qualification requirements. Accordingly, there can be no assurance that the IRS will not contend that our interests in subsidiaries or other issuers constitute a violation of the REIT requirements. Moreover, future economic, market, legal, tax or other considerations may cause us to fail to qualify as a REIT.

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

We have been the subject of IRS examinations for prior years. With respect to the IRS examination of our taxable years ended December 31, 1991 through December 31, 1995, we entered into a closing agreement with the IRS on December 4, 2003. Pursuant to the terms of the closing agreement, we agreed, among other things, to pay deficiency dividends, and we consented to the assessment and collection of tax deficiencies and to the assessment and collection of interest on such tax deficiencies and deficiency dividends. All amounts assessed by the IRS to date have been paid. We have advised the relevant taxing authorities for the state and local jurisdictions where we conducted business during the taxable years ended December 31, 1991 through December 31, 1995 of the terms of the closing agreement. We believe that our exposure to state and local tax, penalties, interest and other miscellaneous expenses will not exceed $1.4 million as of December 31, 2008. It is our belief that any liability for state and local tax, penalties, interest and other miscellaneous expenses that may exist with respect to the taxable years ended December 31, 1991 through December 31, 1995 will be covered under a Tax Agreement that we entered into with Atlantic Realty Trust (“Atlantic”) and/or Kimco SI 1339, Inc. (formerly known as SI 1339, Inc.), its successor in interest. However, no assurance can be given that Atlantic or Kimco SI, 1339, Inc. will reimburse us for future amounts paid in connection with our taxable years ended December 31, 1991 through December 31, 1995. See Note 20 of the Notes to the Consolidated Financial Statements in Item 8.

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

For all tables in this Item 2, Annualized Base Rental Revenue is equal to December 2008 base rental revenue multiplied by 12.

The properties in which we own interests are located in 13 states throughout the Midwestern, Southeastern and Mid-Atlantic regions of the United States as follows:

		Annualized Base
	Number of	Rental Revenue At	Company	Total
State	Properties	December 31, 2008	Owned GLA	GLA

Michigan	35	$64,454,626	6,598,651	8,972,104
Florida	25	49,012,334	4,303,884	4,987,065
Georgia	9	8,540,971	1,209,876	1,209,876
Ohio	7	12,357,478	1,212,062	1,920,141
Illinois	2	3,067,427	293,141	293,141
Indiana	2	4,489,843	419,963	623,763
Tennessee	2	2,119,244	332,398	332,398
Wisconsin	2	3,337,157	486,162	619,157
Maryland	1	1,836,194	251,511	251,511
New Jersey	1	3,198,394	224,153	224,153
North Carolina	1	966,465	211,524	211,524
South Carolina	1	1,431,519	241,232	241,232
Virginia	1	2,452,071	128,970	128,970

Total	89	$157,263,723	15,913,527	20,015,035

The above table includes 33 properties owned by joint ventures in which we do not have a controlling interest.

Our properties, by type of center, consist of the following:

		Annualized Base
	Number of	Rental Revenues At	Company	Total
Type of Tenant	Properties	December 31, 2008	Owned GLA	GLA

Community shopping centers	86	$152,954,042	15,387,108	19,234,374
Single tenant retail properties	2	705,980	125,443	125,443
Enclosed regional mall	1	3,603,701	400,976	655,218

Total	89	$157,263,723	15,913,527	20,015,035

See Note 22 of the Notes to the Consolidated Financial Statements in Item 8 for a description of the encumbrances on each property. Additional information regarding the Properties is included in the Property Schedule on the following pages.

Operating Property Summary
As of December 31, 2008

			Year Constructed /
			Acquired / Year of	Number	Total Shopping Center GLA:
			Latest Renovation	of	Anchors:					Company Owned GLA			Annualized Base Rent
Property	Location	Ownership %	or Expansion(1)	Units	Non-Company Owned	Company Owned	Total Anchor GLA	Non-Anchor GLA	Total	Total	Leased	Occupancy	Total	PSF	Anchors[2]

Operating:
Florida
Coral Creek Shops	Coconut Creek, FL	100%	1992/2002/NA	34		42,112	42,112	67,200	109,312	109,312	93,937	85.9%	$1,415,259	$15.07	Publix
Lantana Shopping Center	Lantana, FL	100%	1959/1996/2002	22		61,166	61,166	62,444	123,610	123,610	115,768	93.7%	$1,227,493	$10.60	Publix
Naples Towne Centre	Naples, FL	100%	1982/1996/2003	14	32,680	102,027	134,707	32,680	167,387	134,707	130,794	97.1%	$822,386	$6.29	Goodwill [3], Save-A-Lot, Bealls
Pelican Plaza	Sarasota, FL	100%	1983/1997/NA	26		35,768	35,768	58,254	94,022	94,022	80,662	85.8%	$876,617	$10.87	Linens ’N Things [6]
River City Marketplace	Jacksonville, FL	100%	2005/2005/NA	69	342,501	323,907	666,408	221,447	887,855	545,354	522,795	95.9%	$8,158,386	$15.61	Wal-Mart [3], Lowe’s[3], Bed Bath & Beyond, Best Buy, Gander Mountain, Michaels, OfficeMax, PETsMART, Ross Dress For Less, Wallace Theaters, Ashley Furniture HomeStore
River Crossing Centre	New Port Richey, FL	100%	1998/2003/NA	16		37,888	37,888	24,150	62,038	62,038	60,638	97.7%	$719,094	$11.86	Publix
Sunshine Plaza	Tamarac, FL	100%	1972/1996/2001	28		146,409	146,409	89,317	235,726	235,726	228,730	97.0%	$2,033,414	$8.89	Publix, Old Time Pottery
The Crossroads	Royal Palm Beach, FL	100%	1988/2002/NA	33		42,112	42,112	72,410	114,522	114,522	104,600	91.3%	$1,576,454	$15.07	Publix
Village Lakes Shopping Center	Land O’ Lakes, FL	100%	1987/1997/NA	24		125,141	125,141	61,355	186,496	186,496	181,649	97.4%	$1,114,950	$6.14	Sweet Bay, Wal-Mart

Total/Average				266	375,181	916,530	1,291,711	689,257	1,980,968	1,605,787	1,519,573	94.6%	$17,944,052	$11.81

Georgia
Centre at Woodstock	Woodstock, GA	100%	1997/2004/NA	14		51,420	51,420	35,328	86,748	86,748	75,660	87.2%	$869,537	$11.49	Publix
Conyers Crossing	Conyers, GA	100%	1978/1998/NA	15		138,915	138,915	31,560	170,475	170,475	170,475	100.0%	$972,308	$5.70	Burlington Coat Factory, Hobby Lobby
Horizon Village	Suwanee, GA	100%	1996/2002/NA	22		47,955	47,955	49,046	97,001	97,001	82,486	85.0%	$869,415	$10.54	Publix [4]
Mays Crossing	Stockbridge, GA	100%	1984/1997/NA	20		100,244	100,244	37,040	137,284	137,284	128,384	93.5%	$818,512	$6.38	ApplianceSmart Factory Outlet, Big Lots, Dollar Tree
Promenade at Pleasant Hill	Duluth, GA	100%	1993/2004/NA	36		199,555	199,555	95,000	294,555	294,555	261,336	88.7%	$2,013,948	$7.71	Farmers Home Furniture, Old Time Pottery, Publix

Total/Average				107	—	538,089	538,089	247,974	786,063	786,063	718,341	91.4%	$5,543,720	$7.72

Michigan
Auburn Mile, The	Auburn Hills, MI	100%	2000/1999/NA	7	533,659	64,298	597,957	26,238	624,195	90,536	90,536	100.0%	$944,457	$10.43	Best Buy [3], Target [3], Meijer [3], Costco [3], Jo-Ann, Staples
Beacon Square	Grand Haven, MI	100%	2004/2004/NA	16	103,316	—	103,316	51,387	154,703	51,387	45,932	89.4%	$771,156	$16.79	Home Depot [3]
Clinton Pointe	Clinton Twp., MI	100%	1992/2003/NA	14	112,876	65,735	178,611	69,595	248,206	135,330	104,780	77.4%	$1,048,031	$10.00	OfficeMax, Sports Authority, Target [3]
Clinton Valley Mall	Sterling Heights, MI	100%	1977/1996/2002	8		55,175	55,175	44,106	99,281	99,281	99,281	100.0%	$1,567,240	$15.79	Office Depot, DSW Shoe Warehouse
Eastridge Commons	Flint, MI	100%	1990/1996/2001	16	117,777	117,972	235,749	51,704	287,453	169,676	161,459	95.2%	$1,682,883	$10.42	Farmer Jack (A&P) [4], Office Depot, Target [3], TJ Maxx
Edgewood Towne Center	Lansing, MI	100%	1990/1996/2001	17	227,193	23,524	250,717	62,233	312,950	85,757	75,122	87.6%	$850,478	$11.32	OfficeMax, Sam’s Club [3], Target [3]
Fairlane Meadows	Dearborn, MI	100%	1987/2003/NA	22	201,300	56,586	257,886	80,922	338,808	137,508	126,301	91.8%	$1,840,731	$14.57	Best Buy, Citi Trends, Target [3], Burlington Coat Factory [3]
Fraser Shopping Center	Fraser, MI	100%	1977/1996/NA	8		47,632	47,632	23,915	71,547	71,547	51,335	71.8%	$307,087	$5.98	Oakridge Market
Gaines Marketplace	Gaines Twp., MI	100%	2005/2004/NA	15		351,981	351,981	40,188	392,169	392,169	387,669	98.9%	$1,648,172	$4.25	Meijer, Staples, Target

			Year Constructed /
			Acquired / Year of	Number	Total Shopping Center GLA:
			Latest Renovation	of	Anchors:					Company Owned GLA			Annualized Base Rent
Property	Location	Ownership %	or Expansion(1)	Units	Non-Company Owned	Company Owned	Total Anchor GLA	Non-Anchor GLA	Total	Total	Leased	Occupancy	Total	PSF	Anchors[2]

Hoover Eleven	Warren, MI	100%	1989/2003/NA	50		153,810	153,810	139,528	293,338	293,338	239,235	81.6%	$3,008,760	$12.58	Kroger, Marshalls, OfficeMax
Jackson Crossing	Jackson, MI	100%	1967/1996/2002	65	254,242	222,192	476,434	178,784	655,218	400,976	374,929	93.5%	$3,603,701	$9.61	Kohl’s, Sears [3], Target [3], TJ Maxx, Toys “R” Us, Best Buy, Bed Bath & Beyond, Jackson 10 Theater
Jackson West	Jackson, MI	100%	1996/1996/1999	5		194,484	194,484	15,837	210,321	210,321	210,321	100.0%	$1,636,531	$7.78	Circuit City [7], Lowe’s, Michaels, OfficeMax
Kentwood Towne Centre	Kentwood, MI	77.88%	1988/1996//NA	18	101,909	122,390	224,299	61,265	285,564	183,655	164,663	89.7%	$1,268,114	$7.70	Hobby Lobby, OfficeMax, Rooms Today [3],
Lake Orion Plaza	Lake Orion, MI	100%	1977/1996/NA	9		126,195	126,195	14,878	141,073	141,073	133,753	94.8%	$517,129	$3.87	Hollywood Super Market, Kmart
Lakeshore Marketplace	Norton Shores, MI	100%	1996/2003/NA	21	126,800	258,638	385,438	89,015	474,453	347,653	339,074	97.5%	$2,727,144	$8.04	Barnes & Noble, Dunham’s, Elder-Beerman, Hobby Lobby, T J Maxx, Toys “R” Us, Target[3]
Livonia Plaza	Livonia, MI	100%	1988/2003/NA	20		90,831	90,831	43,042	133,873	133,873	122,922	91.8%	$1,254,444	$10.21	Kroger, TJ Maxx
Madison Center	Madison Heights, MI	100%	1965/1997/2000	15		167,830	167,830	59,258	227,088	227,088	213,332	93.9%	$1,394,274	$6.54	Dunham’s, [4] Kmart
New Towne Plaza	Canton Twp., MI	100%	1975/1996/2005	16		126,425	126,425	59,943	186,368	186,368	183,568	98.5%	$1,843,850	$10.04	Kohl’s, Jo-Ann
Oak Brook Square	Flint, MI	100%	1982/1996/NA	20		79,744	79,744	72,629	152,373	152,373	141,830	93.1%	$1,206,277	$8.51	TJ Maxx, Hobby Lobby
Roseville Towne Center	Roseville, MI	100%	1963/1996/2004	9		206,747	206,747	40,221	246,968	246,968	246,968	100.0%	$1,695,963	$6.87	Marshalls, Wal-Mart, Office Depot
Shoppes at Fairlane Meadows	Dearborn, MI	100%	2007/NA/NA	8		—	—	19,925	19,925	19,925	13,197	66.2%	$321,538	$24.36
Southfield Plaza	Southfield, MI	100%	1969/1996/2003	14		128,339	128,339	37,660	165,999	165,999	163,749	98.6%	$1,332,519	$8.14	Burlington Coat Factory, Marshalls, Staples
Taylor Plaza	Taylor, MI	100%	1970/1996/2006	1		102,513	102,513	—	102,513	102,513	102,513	100.0%	$439,992	$4.29	Home Depot
Tel-Twelve	Southfield, MI	100%	1968/1996/2003	21		479,869	479,869	43,542	523,411	523,411	523,411	100.0%	$5,714,184	$10.92	Meijer, Lowe’s, Office Depot, Best Buy, DSW Shoe Warehouse, Michaels, PETsMART
West Oaks I	Novi, MI	100%	1979/1996/2004	8		215,251	215,251	30,270	245,521	245,521	245,521	100.0%	$2,684,239	$10.93	Circuit City [8], OfficeMax, DSW Shoe Warehouse, Home Goods, Michaels, Gander Mountain
West Oaks II	Novi, MI	100%	1986/1996/2000	30	221,140	90,753	311,893	77,201	389,094	167,954	167,954	100.0%	$2,876,141	$17.12	Value City Furniture [3], Bed Bath & Beyond [3], Marshalls, Toys “R” Us[3], Kohl’s[3], Jo-Ann

Total/Average				453	2,000,212	3,548,914	5,549,126	1,433,286	6,982,412	4,982,200	4,729,355	94.9%	$44,185,035	$9.34

North Carolina
Ridgeview Crossing	Elkin, NC	100%	1989/1997/1995	20		168,659	168,659	42,865	211,524	211,524	188,449	89.1%	$966,465	$5.13	Belk Department Store, Ingles Market, Wal-Mart[4]

Total/Average				20	—	168,659	168,659	42,865	211,524	211,524	188,449	89.1%	$966,465	$5.13

Ohio
Crossroads Centre	Rossford, OH	100%	2001/2001/NA	22	126,200	255,091	381,291	99,054	480,345	354,145	312,545	88.3%	$3,042,325	$9.73	Home Depot, Target [3], Giant Eagle, Michaels
OfficeMax Center	Toledo, OH	100%	1994/1996/NA	1		22,930	22,930	—	22,930	22,930	22,930	100.0%	$265,988	$11.60	OfficeMax
Rossford Pointe	Rossford, OH	100%	2006/2005/NA	6		41,077	41,077	6,400	47,477	47,477	44,277	93.3%	$552,727	$12.48	PETsMART, Office Depot

			Year Constructed /
			Acquired / Year of	Number	Total Shopping Center GLA:
			Latest Renovation	of	Anchors:					Company Owned GLA			Annualized Base Rent
Property	Location	Ownership %	or Expansion(1)	Units	Non-Company Owned	Company Owned	Total Anchor GLA	Non-Anchor GLA	Total	Total	Leased	Occupancy	Total	PSF	Anchors[2]

Spring Meadows Place	Holland, OH	100%	1987/1996/2005	28	384,770	110,691	495,461	101,126	596,587	211,817	205,669	97.1%	$2,321,461	$11.29	Dick’s Sporting Goods [3], Best Buy [3], Kroger [3], Target [3], T J Maxx, OfficeMax, PETsMART, Ashley Furniture, Sam’s Club[3], Big Lots[3]
Troy Towne Center	Troy, OH	100%	1990/1996/2003	18	197,109	86,584	283,693	58,026	341,719	144,610	139,670	96.6%	$874,158	$6.26	Wal-Mart[3], Kohl’s

Total/Average				75	708,079	516,373	1,224,452	264,606	1,489,058	780,979	725,091	92.8%	$7,056,658	$9.73

South Carolina
Taylors Square	Taylors, SC	100%	1989/1997/2005	14		207,455	207,455	33,777	241,232	241,232	238,476	98.9%	$1,431,519	$6.00	Wal-Mart

Total/Average				14	—	207,455	207,455	33,777	241,232	241,232	238,476	98.9%	$1,431,519	$6.00

Tennessee
Northwest Crossing	Knoxville, TN	100%	1989/1997/NA	11		274,291	274,291	29,933	304,224	304,224	304,224	100.0%	$1,810,275	$5.95	Wal-Mart, Ross Dress for Less, Greggs Appliances
Northwest Crossing II	Knoxville, TN	100%	1999/1999/NA	2		23,500	23,500	4,674	28,174	28,174	28,174	100.0%	$308,969	$10.97	OfficeMax

Total/Average				13	—	297,791	297,791	34,607	332,398	332,398	332,398	100.0%	$2,119,244	$6.38

Wisconsin
East Town Plaza	Madison, WI	100%	1992/2000/2000	18	132,995	144,685	277,680	64,274	341,954	208,959	185,551	88.8%	$1,783,592	$9.61	Burlington Coat Factory, Marshalls, Jo-Ann, Borders, Toys “R” Us[3], Shopko[3]

Total/Average				18	132,995	144,685	277,680	64,274	341,954	208,959	185,551	88.8%	$1,783,592	$9.61

Operating Total/Average				966	3,216,467	6,338,496	9,554,963	2,810,646	12,365,609	9,149,142	8,637,234	94.4%	$81,030,286	$9.38

Joint Ventures:
Florida
Cocoa Commons	Cocoa, FL	30%	2001/2007/NA	23		51,420	51,420	38,696	90,116	90,116	75,120	83.4%	$881,624	$11.74	Publix
Cypress Point	Clearwater, FL	30%	1983/2007/NA	22		94,500	94,500	64,195	158,695	158,695	154,540	97.4%	$1,749,380	$11.32	Burlington Coat Factory, The Fresh Market
Kissimmee West	Kissimmee, FL	7%	2005/2005/NA	17	184,600	67,000	251,600	48,586	300,186	115,586	114,386	99.0%	$1,438,731	$12.58	Jo-Ann, Marshalls,Target [3]
Marketplace of Delray	Delray Beach, FL	30%	1981/2005/NA	47		103,193	103,193	119,711	222,904	222,904	195,114	87.5%	$2,429,932	$12.45	David Morgan Fine Arts[5,8], Office Depot, Winn-Dixie
Martin Square	Stuart, FL	30%	1981/2005/NA	14		291,432	291,432	39,673	331,105	331,105	325,155	98.2%	$2,067,677	$6.36	Home Depot, Howards Interiors [5], Kmart, Staples
Mission Bay Plaza	Boca Raton, FL	30%	1989/2004/NA	57		159,147	159,147	113,719	272,866	272,866	251,654	92.2%	$4,738,154	$18.83	Albertsons, LA Fitness Sports Club, OfficeMax, Toys “R” Us
Plaza at Delray, The	Delray Beach, FL	20%	1979/2004/NA	48		193,967	193,967	137,529	331,496	331,496	280,111	84.5%	$4,657,419	$16.63	Books-A-Million, Marshalls, Publix, Regal Cinemas, Staples
Shenandoah Square	Davie, FL	40%	1989/2001/NA	43		42,112	42,112	81,534	123,646	123,646	114,916	92.9%	$1,861,297	$16.20	Publix
Shoppes of Lakeland	Lakeland, FL	7%	1985/1996/NA	22	123,400	122,441	245,841	66,447	312,288	188,888	188,888	100.0%	$2,194,719	$11.62	Michaels, Ashley Furniture, Linens ’N Things [7], Target [3]
Treasure Coast Commons	Jensen Beach, FL	30%	1996/2004/NA	3		92,979	92,979	—	92,979	92,979	92,979	100.0%	$1,154,920	$12.42	Barnes & Noble, OfficeMax, Sports Authority
Village of Oriole Plaza	Delray Beach, FL	30%	1986/2005/NA	39		42,112	42,112	113,640	155,752	155,752	152,232	97.7%	$2,078,678	$13.65	Publix
Village Plaza	Lakeland, FL	30%	1989/2004/NA	26		64,504	64,504	82,251	146,755	146,755	140,835	96.0%	$1,630,100	$11.57	Circuit City [8], Staples
Vista Plaza	Jensen Beach, FL	30%	1998/2004/NA	9		87,072	87,072	22,689	109,761	109,761	109,761	100.0%	$1,427,496	$13.01	Bed Bath & Beyond, Circuit City [8], Michaels

			Year Constructed /
			Acquired / Year of	Number	Total Shopping Center GLA:
			Latest Renovation	of	Anchors:					Company Owned GLA			Annualized Base Rent
Property	Location	Ownership %	or Expansion(1)	Units	Non-Company Owned	Company Owned	Total Anchor GLA	Non-Anchor GLA	Total	Total	Leased	Occupancy	Total	PSF	Anchors[2]

West Broward Shopping Center	Plantation, FL	30%	1965/2005/NA	19		81,801	81,801	74,435	156,236	156,236	154,185	98.7%	$1,608,336	$10.43	Badcock, National Pawn Shop, Save-A-Lot, US Postal Service

Total/Average				389	308,000	1,493,680	1,801,680	1,003,105	2,804,785	2,496,785	2,349,876	94.1%	$29,918,462	$12.73

Georgia
Paulding Pavilion	Hiram, GA	20%	1995/2006/NA	13		60,509	60,509	24,337	84,846	84,846	76,896	90.6%	$1,181,994	$15.37	Sports Authority, Staples
Peachtree Hill	Duluth, GA	20%	1986/2007/NA	35		87,411	87,411	63,461	150,872	150,872	122,471	81.2%	$1,249,566	$10.20	Kroger, Outrageous Bargains

Total/Average				48	—	147,920	147,920	87,798	235,718	235,718	199,367	84.6%	$2,431,560	$12.20

Illinois
Rolling Meadows	Rolling Meadows, IL	20%	1956/2008/1995	18	—	83,230	83,230	47,206	130,436	130,436	102,107	78.3%	$1,245,503	$12.20	Jewel Osco
Total/Average				18	—	83,230	83,230	47,206	130,436	130,436	102,107	78.3%	$1,245,503	$12.20

Indiana

Merchants’ Square	Carmel, IN	20%	1970/2004/NA	48	80,000	69,504	149,504	209,993	359,497	279,497	236,598	84.7%	$2,703,984	$11.43	Marsh [3], Cost Plus, Hobby Lobby
Nora Plaza	Indianapolis, IN	7%	1958/2007/2002	25	123,800	58,144	181,944	82,322	264,266	140,466	130,147	92.7%	$1,785,859	$13.72	Target [3], Marshalls, Whole Foods

Total/Average				73	203,800	127,648	331,448	292,315	623,763	419,963	366,745	87.3%	$4,489,843	$12.24

Maryland
Crofton Centre	Crofton, MD	20%	1974/1996/NA	18		196,570	196,570	54,941	251,511	251,511	251,511	100.0%	$1,836,194	$7.30	Basics/Metro, Kmart, Leather Expo, Gold’s Gym

Total/Average				18	—	196,570	196,570	54,941	251,511	251,511	251,511	100.0%	$1,836,194	$7.30

Michigan
Gratiot Crossing	Chesterfield, MI	30%	1980/2005/NA	15		122,406	122,406	43,138	165,544	165,544	150,586	91.0%	$1,324,240	$8.79	Jo-Ann, Kmart
Hunter’s Square	Farmington Hills, MI	30%	1988/2005/NA	36		194,236	194,236	163,066	357,302	357,302	342,715	95.9%	$6,338,248	$18.49	Bed Bath & Beyond, Borders, Loehmann’s, Marshalls, T J Maxx
Millennium Park	Livonia, MI	30%	2000/2005/NA	14	352,641	241,850	594,491	38,700	633,191	280,550	244,050	87.0%	$3,223,124	$13.21	Home Depot, Marshalls, Michaels, PETsMART, Costco[3], Meijer[3]
Southfield Plaza Expansion	Southfield, MI	50%	1987/1996/2003	11		—	—	19,410	19,410	19,410	12,410	63.9%	$204,715	$16.50
West Acres Commons	Flint, MI	40%	1998/2001/NA	14		59,889	59,889	35,200	95,089	95,089	84,489	88.9%	$1,068,063	$12.64	VG’s Food Center
Winchester Center	Rochester Hills, MI	30%	1980/2005/NA	16		224,356	224,356	89,309	313,665	313,665	310,269	98.9%	$4,464,368	$14.39	Borders, Dick’s Sporting Goods, Linens ’N Things [6], Marshalls, Michaels, PETsMART

Total/Average				106	352,641	842,737	1,195,378	388,823	1,584,201	1,231,560	1,144,519	92.9%	$16,622,757	$14.52

New Jersey
Chester Springs Shopping Center	Chester, NJ	20%	1970/1996/1999	42		81,760	81,760	142,393	224,153	224,153	209,690	93.5%	$3,198,394	$15.25	Shop-Rite Supermarket, Staples

Total/Average				42	—	81,760	81,760	142,393	224,153	224,153	209,690	93.5%	$3,198,394	$15.25

Ohio
Olentangy Plaza	Columbus, OH	20%	1981/2007/1997	41		139,130	139,130	114,800	253,930	253,930	230,224	90.7%	$2,409,440	$10.47	Eurolife Furniture, Marshalls, MicroCenter, Stitching Post, Sunflower Market[4]

			Year Constructed /
			Acquired / Year of	Number	Total Shopping Center GLA:
			Latest Renovation	of	Anchors:					Company Owned GLA			Annualized Base Rent
Property	Location	Ownership %	or Expansion(1)	Units	Non-Company Owned	Company Owned	Total Anchor GLA	Non-Anchor GLA	Total	Total	Leased	Occupancy	Total	PSF	Anchors[2]

The Shops on Lane Avenue	Upper Arlington, OH	20%	1952/2007/2004	47		46,574	46,574	130,579	177,153	177,153	155,608	87.8%	$2,891,379	$18.58	Bed Bath & Beyond, Whole Foods

Total/Average				88	—	185,704	185,704	245,379	431,083	431,083	385,832	89.5%	$5,300,819	$13.74

JV Total/Average				782	864,441	3,159,249	4,023,690	2,261,960	6,285,650	5,421,209	5,009,647	92.4%	$65,043,533	$12.98

Operating Under Redevelopment:
Rivertowne Square	Deerfield Beach, FL	100%	1980/1998/NA	16		70,948	70,948	46,474	117,422	117,422	84,322	71.8%	$770,480	$9.14	Winn-Dixie
Southbay Shopping Center	Osprey, FL	100%	1978/1998/NA	18		31,700	31,700	52,190	83,890	83,890	56,030	66.8%	$379,338	$6.77	Bealls Clearance Store
Holcomb Center	Roswell, GA	100%	1986/1996/NA	25		39,668	39,668	67,385	107,053	107,053	26,605	24.9%	$297,168	$11.17
Clinton Valley	Sterling Heights, MI	100%	1985/1996/NA	11		30,847	30,847	51,149	81,996	81,996	75,506	92.1%	$623,706	$8.26	Big Lots
The Towne Center at Aquia	Stafford, VA	100%	1989/1998/NA	15		86,184	86,184	42,786	128,970	128,970	116,484	90.3%	$2,452,071	$21.05	Northrop Grumman, Regal Cinemas
West Allis Towne Centre	West Allis, WI	100%	1987/1996/NA	28		163,069	163,069	114,134	277,203	277,203	232,895	84.0%	$1,553,565	$6.67	Kmart, Dollar Tree, Big Lots, Office Depot

Total/Average				113	—	422,416	422,416	374,118	796,534	796,534	591,842	74.3%	$6,076,327	$10.27

Joint Venture Under Redevelopment:
Collins Pointe Plaza	Cartersville, GA	20%	1987/2006/NA	17		46,358	46,358	34,684	81,042	81,042	22,000	27.1%	$268,523	$12.21
Market Plaza	Glen Ellyn, IL	20%	1965/2007/1996	37		46,230	46,230	116,475	162,705	162,705	121,943	74.9%	$1,821,924	$14.94	Jewel Osco
Old Orchard	W. Bloomfield, MI	30%	1972/2007/NA	21		36,044	36,044	50,860	86,904	86,904	19,495	22.4%	$424,780	$21.79
Troy Marketplace	Troy, MI	30%	2000/2005/NA	10	20,600	192,178	212,778	23,813	236,591	215,991	129,696	60.0%	$2,598,348	$20.03	Nordstom Rack, PETsMART, REI [3], LA Fitness

Total/Average				85	20,600	320,810	341,410	225,832	567,242	546,642	293,134	53.6%	$5,113,576	$17.44

PORTFOLIO
TOTAL/AVERAGE				1,946	4,101,508	10,240,971	14,342,479	5,672,556	20,015,035	15,913,527	14,531,857	91.3%	$157,263,723	$10.82

[1]	Represents year constructed/acquired/year of latest renovation or expansion by either the Company or the former Ramco Group, as applicable.

[2]	We define anchor tenants as single tenants which lease 19,000 square feet or more at a property.

[3]	Non-Company owned anchor space

[4]	Tenant closed — lease obligated.

[5]	Tenant lease expired, though remains in occupancy as month to month tenant.

[6]	Tenant closed in Bankruptcy, though Leases are guaranteed by CVS.

[7]	Tenant closed in Bankruptcy 12/22/08, though paid charges through 12/31/08.

[8]	Tenant in Bankruptcy.

Tenant Information

The following table sets forth, as of December 31, 2008, information regarding space leased to tenants which, individually account for 2% or more of total annualized base rental revenue from our properties:

			% of Total
	Total	Annualized	Annualized	Aggregate	% of Total
	Number of	Base Rental	Base Rental	GLA Leased	Company
Tenant	Stores	Revenue	Revenue	by Tenant	Owned GLA

TJ Maxx / Marshalls	19	$5,726,587	3.6%	611,154	3.8%
Publix	12	4,534,891	2.9%	574,794	3.6%
Home Depot	4	3,259,492	2.1%	487,203	3.1%
Wal-Mart	5	3,232,787	2.1%	746,335	4.7%
OfficeMax	12	3,173,220	2.0%	273,720	1.7%

Included in the 12 Publix locations listed above is one location (representing 47,955 square feet of GLA) which is leased to but not currently occupied by Publix, although Publix remains obligated under the lease agreement, which expires in 2016. Also, included in the five Wal-Mart locations listed above is one location (representing 110,078 square feet of GLA) which is leased to but not currently occupied by Wal-Mart, although Wal-Mart remains obligated under the lease agreement, which expires in 2009.

The following table sets forth the total GLA leased to anchors, leased to retail (non-anchor) tenants, and available space, in the aggregate, as of December 31, 2008:

		% of Total
	Annualized	Annualized		% of Total
	Base Rental	Base Rental	Company	Company
Type of Tenant	Revenue	Revenue	Owned GLA	Owned GLA

Anchor	$79,781,868	50.7%	9,838,146	61.8%
Retail (non-anchor)	77,481,855	49.3%	4,693,711	29.5%
Available	—	—	1,381,670	8.7%

Total	$157,263,723	100.0%	15,913,527	100.0%

The following table sets forth the total GLA leased to national, local and regional tenants, in the aggregate, as of December 31, 2008:

		% of Total
	Annualized	Annualized	Aggregate	% of Total
	Base Rental	Base Rental	GLA Leased	Company Owned
Type of Tenant	Revenue	Revenue	by Tenant	GLA Leased

National	$107,684,302	68.4%	10,207,478	70.2%
Local	28,564,342	18.2%	1,817,272	12.5%
Regional	21,015,079	13.4%	2,507,107	17.3%

Total	$157,263,723	100.0%	14,531,857	100.0%

The following table sets forth lease expirations for the next five years and thereafter at our properties assuming that no renewal options are exercised:

						% of Total
		Average		% of Total		Leased
		Annualized Base	Annualized	Annualized	Leased	Company
		Rental Revenue per	Base Rental	Base Rental	Company	Owned GLA
	Number of	square foot as of	Revenue as of	Revenue as of	Owned GLA	Under
	Leases	12/31/08 Under	12/31/08 Under	12/31/08 Under	Expiring	Expiring
Lease Expiration	Expiring	Expiring Leases	Expiring Leases	Expiring Leases	(in square feet)	Leases

2009	290	$11.05	$13,881,084	8.8%	1,256,605	8.6%
2010	253	11.83	17,395,042	11.1%	1,469,991	10.1%
2011	277	13.25	18,290,621	11.6%	1,380,781	9.5%
2012	222	11.61	16,188,709	10.3%	1,394,867	9.6%
2013	196	11.87	18,808,804	12.0%	1,584,224	10.9%
Thereafter	346	9.76	72,699,462	46.2%	7,445,389	51.2%

Item 3.	Legal Proceedings.

There are no material pending legal or governmental proceedings, or to our knowledge, threatened legal or governmental proceedings, against or involving us or our properties.

Item 4.	Submission of Matters to a Vote of Security Holders.

None

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information — Our common shares are currently listed and traded on the New York Stock Exchange (“NYSE”) under the symbol “RPT”. On March 9, 2009, the closing price of our common shares on the NYSE was $3.90.

SHAREHOLDER RETURN PERFORMANCE GRAPH

The following line graph sets forth the cumulative total return on a $100 investment (assuming the reinvestment of dividends) in each of the of the Trust’s common stock, the NAREIT Composite Index, NAREIT Equity Index, the NAREIT Mortgage Index, and the S&P 500 Index, for the period December 31, 2003 through December 31, 2008. The stock price performance shown is not necessarily indicative of future price performance.

Comparison of Cumulative Total Return

	Period Ending
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Ramco-Gershenson Properties Trust	100.00	121.14	106.48	161.43	96.22	30.77

NAREIT Composite	100.00	130.41	141.22	189.26	155.51	96.67

NAREIT Equity	100.00	131.58	147.58	199.32	168.05	104.65

NAREIT Mortgage	100.00	118.43	90.97	108.55	62.58	42.99

S&P 500	100.00	110.88	116.33	134.70	142.10	89.53

The following table shows high and low closing prices per share for each quarter in 2008 and 2007:

	Share Price
Quarter Ended	High	Low

March 31, 2008	$24.28	$19.18
June 30, 2008	23.45	19.82
September 30, 2008	24.10	18.50
December 31, 2008	22.34	3.45

March 31, 2007	$37.96	$33.68
June 30, 2007	38.16	34.88
September 30, 2007	37.75	29.35
December 31, 2007	33.25	21.05

Holders — The number of holders of record of our common shares was 1,953 at March 9, 2009. A substantially greater number of holders are beneficial owners whose shares of record are held by banks, brokers and other financial institutions.

Dividends — We declared the following cash distributions per share to our common shareholders for the years ended December 31, 2008 and 2007:

	Dividend
Record Date	Distribution	Payment Date

March 20, 2008	$0.4625	April 1, 2008
June 20, 2008	$0.4625	July 1, 2008
September 20, 2008	$0.4625	October 1, 2008
December 20, 2008	$0.2313	January 5, 2009

	Dividend
Record Date	Distribution	Payment Date

March 20, 2007	$0.4625	April 2, 2007
June 20, 2007	$0.4625	July 2, 2007
September 20, 2007	$0.4625	October 2, 2007
December 20, 2007	$0.4625	January 2, 2008

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

Issuer Repurchases — In December 2005, the Board of Trustees authorized the repurchase, at management’s discretion, of up to $15.0 million of our common shares. The program allows us to repurchase our common shares from time to time in the open market or in privately negotiated transactions. No common shares were repurchased during the year ended December 31, 2008. As of December 31, 2008, we had purchased and retired 287,900 shares of our common stock under this program at an average cost of $27.11 per share.

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

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share and certain Other Data)

Operating Data:
Total revenue	$142,188	$152,286	$152,269	$143,546	$125,208
Operating income	5,589	10,555	13,940	14,173	16,808
Gain on sale of real estate assets, net of taxes	19,595	32,643	23,388	1,136	2,408

Income from continuing operations	23,724	38,424	34,124	14,963	12,387

Discontinued operations, net of minority interest
Gain on sale of property	(400)	—	914	—	—
Income from operations	177	251	586	3,530	2,733

Net income	23,501	38,675	35,624	18,493	15,120
Preferred share dividends	—	(3,146)	(6,655)	(6,655)	(4,814)
Loss on redemption of preferred shares	—	(1,269)	—	—	—

Net income available to common shareholders	$23,501	$34,260	$28,969	$11,838	$10,306

Earnings Per Share Data:
From continuing operations:
Basic	$1.28	$1.91	$1.65	$0.49	$0.45
Diluted	1.28	1.90	1.64	0.49	0.44
Net income:
Basic	$1.27	$1.92	$1.74	$0.70	$0.61
Diluted	1.27	1.91	1.73	0.70	0.60
Cash dividends declared per common share	$1.62	$1.85	$1.79	$1.75	$1.68
Distributions to common shareholders	$34,150	$32,156	$29,737	$29,167	$28,249
Weighted average shares outstanding:
Basic	18,471	17,851	16,665	16,837	16,816
Diluted	18,478	18,529	16,716	16,880	17,031
Balance Sheet Data (at December 31):
Cash and cash equivalents	$5,295	$14,977	$11,550	$7,136	$7,810
Accounts receivable, net	40,736	35,787	33,692	32,341	26,845
Investment in real estate (before accumulated depreciation)	1,005,109	1,045,372	1,048,602	1,047,304	1,066,255
Total assets	1,014,526	1,088,499	1,064,870	1,125,275	1,043,778
Mortgages and notes payable	662,601	690,801	676,225	724,831	633,435
Total liabilities	701,488	765,742	720,722	774,442	673,401
Minority interest	39,847	41,353	39,565	38,423	40,364
Shareholders’ equity	$273,191	$281,404	$304,583	$312,410	$330,013
Other Data:
Funds from operations available
to common shareholders(1)	$47,362	$54,975	$54,604	$47,896	$41,379
Cash provided by operating activities	26,998	85,988	46,785	44,605	46,387
Cash provided by (used in) investing activities	33,602	23,182	42,113	(86,517)	(106,459)
Cash (used in) provided by financing activities	(70,282)	(105,743)	(84,484)	41,238	54,338
Number of properties (at December 31)(2)	89	89	81	84	74
Company owned GLA (at December 31)(2)	15,914	16,030	14,645	15,000	13,022
Occupancy rate (at December 31)(2)	91.3%	92.1%	93.6%	93.7%	92.9%

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

The following discussion should be read in conjunction with the Consolidated Financial Statements, the Notes thereto, and the comparative summary of selected financial data appearing elsewhere in this report. Discontinued operations are discussed in Note 3 of the Notes to the Consolidated Financial Statements in Item 8. The financial information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on results from continuing operations.

Overview

We are a fully integrated, self-administered, publicly-traded REIT which owns, develops, acquires, manages and leases community shopping centers and one enclosed regional mall in the Midwestern, Southeastern and Mid-Atlantic regions of the United States. At December 31, 2008, we owned interests in 89 shopping centers, comprised of 65 community centers, 21 power centers, two single tenant retail properties, and one enclosed regional mall, totaling approximately 20.0 million square feet of GLA. We or our joint ventures own approximately 15.9 million square feet of such GLA, with the remaining portion owned by various anchor stores.

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

We have followed a disciplined approach to managing our operations by focusing primarily on enhancing the value of our existing portfolio through strategic sales and successful leasing efforts. We continue to selectively pursue development and redevelopment opportunities.

The highlights of our 2008 activity reflect this strategy:

•	We have six projects in various stages of development and pre-development with an estimated total project cost of planned phases of $298.1 million. As of December 31, 2008, we have spent $94 million on such developments. We intend to wholly own the Northpointe Town Center and Rossford Pointe and therefore anticipate that $43.5 million of the total project costs will be on our balance sheet upon completion of such projects. We own 20% of the joint venture that is developing Hartland Towne Square, and our share of the estimated $21.6 million of project costs of the planned phases is $4.3 million. The remaining estimated project costs of the planned phases of $233.0 million for The Town Center at Aquia, Gateway Commons, and Parkway Shops are expected to be borne by joint ventures, and therefore be accounted for as off-balance sheet assets, although we do not have joint venture partners to date and no assurance can be given that we will have joint venture partners on such projects.

•	We have nine redevelopments currently in process, excluding The Town Center at Aquia, which is included in the developments discussed above. We estimate the total project costs of the nine redevelopment projects in process to be $45.4 million. For the five redevelopments at our wholly owned, consolidated properties, we estimate project costs of $19.7 million of which $5.2 million had been spent as of December 31, 2008. For the four redevelopment projects at properties held by joint ventures, we estimate off-balance sheet project costs of $25.7 million (our share is estimated to be $7.1 million) of which $10.4 million had been spent as of December 31, 2008 (our share is $3.0 million).

•	During 2008, we opened 89 new non-anchor stores, at an average base rent of $17.59 per square foot, an increase of 6.5% over the portfolio average for non-anchor stores. We also renewed 144 non-anchor leases, at an average base rent of $16.33 per square foot, achieving an increase of 11.6% over prior rental rates. Additionally, we opened five new anchor stores, at an average base rent of $12.50 per square foot, an increase of 54.1% over the portfolio average for anchor stores. We also renewed 19 anchor leases, at an average base rent of $7.62 per square foot, an increase of 7.3% over prior rental rates. Overall portfolio average base rents increased to $10.82 in 2008 from $10.61 in 2007.

•	We increased management fee income by 44%, or $0.9 million, as compared to 2007.

•	We exercised the first of two one-year options to extend our $150 million unsecured revolving credit facility to December 2009.

•	During 2008, we utilized the proceeds from a new $40 million secured credit facility to retire the debt on three shopping centers.

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

Critical accounting policies are those that are both significant to the overall presentation of our financial condition and results of operations and require management to make difficult, complex or subjective judgments. For example, significant estimates and assumptions have been made with respect to useful lives of assets, recovery ratios, capitalization of development and leasing costs, recoverable amounts of receivables and initial valuations and related amortization periods of deferred costs and intangibles, particularly with respect to property acquisitions. Our critical accounting policies have not materially changed during the year ended December 31, 2008. The following discussion relates to what we believe to be our most critical accounting policies that require our most subjective or complex judgment.

Allowance for Bad Debts

We provide for bad debt expense based upon the allowance method of accounting. We continuously monitor the collectibility of our accounts receivable (billed and unbilled, including straight-line) from specific tenants, analyze historical bad debts, customer credit worthiness, current economic trends and changes in tenant payment terms when evaluating the adequacy of the allowance for bad debts. When tenants are in bankruptcy, we make estimates of the expected recovery of pre-petition and post-petition claims. The period to resolve these claims can exceed one year. Management believes the allowance is adequate to absorb currently estimated bad debts. However, if we experience bad debts in excess of the allowance we have established, our operating income would be reduced.

Accounting for the Impairment of Long-Lived Assets

We periodically review whether events and circumstances subsequent to the acquisition or development of long-lived assets, or intangible assets subject to amortization, have occurred that indicate the remaining estimated useful lives of those assets may warrant revision or that the remaining balance of those assets may not be recoverable. If events and circumstances indicate that the long-lived assets should be reviewed for possible impairment, we use projections to assess whether future cash flows, on a non-discounted basis, for the related assets are likely to exceed the recorded carrying amount of those assets to determine if a write-down is appropriate. If we determine that an impairment exists, we report a loss to the extent that the carrying value of an impaired asset exceeds its fair value as determined by valuation techniques appropriate in the circumstances.

In determining the estimated useful lives of intangibles assets with finite lives, we consider the nature, life cycle position, and historical and expected future operating cash flows of each asset, as well as our commitment to support these assets through continued investment.

In 2008, the Company recognized a $5.1 million loss on the impairment of its Ridgeview Crossing shopping center in Elkin, North Carolina. The non-cash impairment charge is included in “loss on impairment of real estate assets” on the consolidated statements of income and comprehensive income. There were no impairment charges for the years ended December 31, 2007 and 2006.

Revenue Recognition

Shopping center space is generally leased to retail tenants under leases which are accounted for as operating leases. We recognize minimum rents using the straight-line method over the terms of the leases commencing when the tenant takes possession of the space. Certain of the leases also provide for additional revenue based on contingent percentage income which is recorded on an accrual basis once the specified target that triggers this type of income is achieved. The leases also typically provide for recoveries from tenants of common area maintenance, real estate taxes and other operating expenses. These recoveries are recognized as revenue in the period the applicable costs are incurred. Revenues from fees and management income are recognized in the period in which the services have been provided and the earnings process is complete. Lease termination income is recognized when a lease termination agreement is executed by the parties and the tenant vacates the space.

Stock Based Compensation

All share-based payments to employees, including grants of employee stock options, are recognized in the financial statements as compensation expense based upon the fair value on the grant date. We determine fair value of such awards using the Black-Scholes option pricing model. The Black-Scholes option pricing model incorporates certain assumptions such as risk-free interest rate, expected volatility, expected dividend yield and expected life of options, in order to arrive at a fair value estimate. Expected volatilities are based on the historical volatility of our stock. Expected lives of options are based on the average holding period of outstanding options and their remaining terms. The risk free interest rate is based upon quoted market yields for United States treasury debt securities. The expected dividend yield is based on our historical dividend rates. We believe the assumptions selected by management are reasonable; however, significant changes could materially impact the results of the calculation of fair value.

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

Results of Operations

Comparison of the Year Ended December 31, 2008 to the Year Ended December 31, 2007

For purposes of comparison between the years ended December 31, 2008 and 2007, “Same Center” refers to the shopping center properties owned by consolidated entities for the period from January 1, 2007 through December 31, 2008.

In April 2007 we acquired an additional 80% ownership interest in Ramco Jacksonville LLC, bringing our total ownership interest to 100%, resulting in the consolidation of such entity in our financial statements. This property is referred to as the “Acquisition” in the following discussion.

In March 2007, we sold Chester Springs Shopping Center to Ramco 450 Venture LLC, a joint venture with an investor advised by Heitman LLC. In June 2007, we sold two shopping centers, Shoppes of Lakeland and Kissimmee West, to Ramco HHF KL LLC, a newly formed joint venture. In July 2007, we sold Paulding Pavilion to Ramco 191 LLC, our joint venture with Heitman Value Partners Investment LLC. In late December 2007, we sold Mission Bay to Ramco/Lion Venture LP. In August 2008, we sold the Plaza at Delray shopping center to Ramco 450 Venture LLC. These sales to joint ventures in which we have an ownership interest are collectively referred to as the “Dispositions” in the following discussion.

Revenues

Total revenues decreased $10.1 million, or 6.6%, to $142.2 million in 2008, as compared to $152.3 million in 2007. The decrease in total revenues was primarily the result of a $5.7 million decrease in minimum rents and a $2.6 million decrease in recoveries from tenants.

Minimum rents decreased $5.7 million, or 5.9%, to $90.8 million in 2008 as follows:

	Increase (Decrease)
	Amount
	(In millions)	Percentage

Same Center	$0.2	0.2%
Acquisition	3.4	3.5%
Dispositions	(9.3)	(9.6)%

	$(5.7)	(5.9)%

The increase in Same Center minimum rents was principally attributable to two major tenants signing new leases at two of our properties in 2008, partially offset by the bankruptcy of a certain national retailer in 2008 that closed at one of our centers, and an adjustment to straight-line accounts receivable rent in 2007.

Recoveries from tenants decreased $2.6 million, or 5.8%, to $41.3 million in 2008 as follows:

	Increase (Decrease)
	Amount
	(In millions)	Percentage

Same Center	$0.1	0.3%
Acquisition	1.0	2.4%
Dispositions	(3.7)	(8.5)%

	$(2.6)	(5.8)%

The increase in recoveries from tenants for the Same Center properties was due primarily to expanding our electricity resale program in certain of our properties, partially offset by the impact of redevelopment activity. Our overall recovery ratio was 97.4% in 2008 compared to 98.4% in 2007.

Recoverable operating expenses, which includes real estate tax expense, are a component of our recovery ratio. These expenses decreased $2.1 million, or 4.8%, to $42.4 million in 2008 as follows:

	Increase (Decrease)
	Amount
	(In millions)	Percentage

Same Center	$0.3	0.8%
Acquisition	0.9	2.1%
Dispositions	(3.3)	(7.7)%

	$(2.1)	(4.8)%

The increase in Same Center recoverable operating expenses is mainly attributable to higher electricity costs from the expansion of our electricity resale program.

Fees and management income decreased $0.3 million, or 5.1%, to $6.5 million in 2008 as compared to $6.8 million in 2007. The decrease was primarily attributable to a decrease in acquisition fees of approximately $2.1 million, partially offset by an increase of $0.9 million in management fees and an increase in leasing fees of approximately $0.5 million. The acquisition fees earned in 2007 related to the purchase of 13 shopping centers by joint ventures in which we have an ownership interest. The increase in management fees and leasing fees in 2008 was mainly due to managing the 13 shopping centers that were purchased in the prior year by our joint venture partners. Other fees and management income increased $0.2 million when compared to 2007.

Other income decreased $1.5 million to $3.0 million in 2008, compared to $4.5 million in 2007. The decrease was primarily due to a $1.1 million decrease in lease termination income, from $1.9 million in 2007 to $0.8 million in 2008, attributable mostly to income earned in 2007 on lease terminations from redevelopment properties. Additionally, interest income decreased $0.7 million in 2008. In 2007, Ramco-Gershenson Properties L.P. (the “Operating Partnership”) earned approximately $0.5 million of interest income on advances to Ramco Jacksonville LLC related to the River City Marketplace development when it was a joint venture, with no similar income earned during 2008. Offsetting the decreases was an increase of approximately $0.7 in tax increment financing revenue in 2008, which represents the Company’s share of a surplus earned at our River City Marketplace development. No tax increment financing income was earned in 2007.

Expenses

Total expenses decreased $5.1 million, or 3.6%, to $136.6 million in 2008 as compared to $141.7 million in 2007. The decrease was mainly driven by decreases in interest expense of $6.1 million, depreciation and amortization of $4.3 million, and recoverable operating expenses of $2.1 million, partially offset by a $5.1 million loss on the impairment of real estate assets recorded in the fourth quarter of 2008 and a $1.5 million increase in general and administrative expenses.

Depreciation and amortization expense decreased $4.3 million, or 11.9%, in 2008 as follows:

	Increase (Decrease)
	Amount
	(In millions)	Percentage

Same Center	$(2.7)	(7.3)%
Acquisition	1.4	3.9%
Dispositions	(3.0)	(8.5)%

	$(4.3)	(11.9)%

Same Centers contributed $2.7 million to the decrease in depreciation and amortization expense, of which $4.1 million was directly related to a center we demolished in late December 2007 in anticipation of redevelopment. Offsetting the decrease was an increase due primarily to the bankruptcies of two national retailers that closed stores at two of the Company’s core operating properties, and the impact of redevelopment projects completed during 2008.

In the fourth quarter of 2008, the Company recognized a non-recurring impairment charge of $5.1 million relating to the Company’s Ridgeview Crossing shopping center in Elkin, North Carolina.

General and administrative expense was $15.8 million in 2008, as compared to $14.3 million in 2007, an increase of $1.5 million, or 10.6%. The increase in general and administrative expenses was primarily attributable to an increase in salary-related expenses of approximately $2.0 million, mainly the result of additional hiring following the expansion of our infra-structure related to increased joint venture activity and asset management. In the fourth quarter 2008, the Company recorded a one-time write-off of $0.5 million in terminated transaction costs associated with its Northpointe Town Center development in Jackson, Michigan. The increase in general and administrative expenses was also due to an additional $0.4 million arbitration award in 2008 to a third-party relating to the alleged breach by the Company of a property management agreement. These increases in general and administrative expenses were offset by a decrease primarily due to an increase of approximately $1.3 million in the portion of costs charged to development and redevelopment projects and capitalized in 2008, compared to 2007.

General and administrative expenses were also impacted by a decrease in income tax expense of approximately $216,000 in 2008, mainly the result of a Michigan Business Tax adjustment.

Interest expense decreased $6.1 million, or 14.3%, to $36.5 million in 2008 compared to $42.6 million in 2007. The summary below identifies the components of the net decrease:

			Increase
	2008	2007	(Decrease)

Average total loan balance	$677,497	$692,817	$(15,320)
Average rate	5.6%	6.2%	(0.6)%

Total interest on debt	$38,219	$43,244	$(5,025)
Amortization of loan fees	971	1,166	(195)
Interest on capital lease obligation	425	439	(14)
Capitalized interest and other	(3,097)	(2,240)	(857)

	$36,518	$42,609	$(6,091)

Other

Gain on sale of real estate assets decreased $13.0 million, to $19.6 million in 2008, as compared to $32.6 million in 2007. In 2008, the Company sold the Plaza at Delray shopping center to a joint venture with an investor advised by Heitman LLC, sold land parcels at Hartland Towne Square, and recognized the deferred gain of $11,700 on the sale of Mission Bay Plaza to a joint venture in which it has a 30% ownership interest. In 2007, the Company sold Chester Springs Shopping Center to our Ramco 450 Venture LLC joint venture, sold the Shoppes of Lakeland and Kissimmee West to our Ramco HHF KL LLC joint venture, and sold land parcels at River City Marketplace.

Minority interest represents the income attributable to the portion of the Operating Partnership not owned by the Company. Minority interest in 2008 decreased $3.3 million, to $4.0 million, as compared to $7.3 million in 2007. The decrease is primarily attributable to the lower gain on the sale of real estate assets.

Earnings from unconsolidated entities represents our proportionate share of the earnings of various joint ventures in which we have an ownership interest. Earnings from unconsolidated entities were $2.5 million in both 2008 and 2007. During 2008, earnings from unconsolidated entities increased by approximately $361,000 from the Ramco 450 Venture LLC, Ramco 191 LLC, Ramco HHF KL LLC, and Ramco HHF NP LLC joint ventures, offset by a $406,000 decrease in earnings from the Ramco/Lion Venture LP joint venture that resulted primarily from the bankruptcy of a certain national retailer that closed stores at four of the joint venture properties in which the Company holds an ownership interest. In April 2007, we purchased the remaining 80% ownership interest in Ramco Jacksonville LLC (“Jacksonville”) and we have consolidated Jacksonville in our results of operations since the date of acquisition.

Discontinued operations, net of minority interest, decreased $0.5 million in 2008 due to the loss on the sale of Highland Square of $0.4 million.

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

In November 2006, we sold Collins Pointe Plaza to Ramco 191 LLC, a joint venture with Heitman Value Partners Investments LLC. In December 2006, we sold two shopping centers, Crofton Centre and Merchants

Square, to Ramco 450 LLC, our joint venture with an investor advised by Heitman LLC. In March 2007, we sold Chester Springs Shopping Center to this same joint venture. In June 2007, we sold two shopping centers, Shoppes of Lakeland and Kissimmee West, to Ramco HHF KL LLC, a newly formed joint venture. In July 2007, we sold Paulding Pavilion to Ramco 191 LLC. In late December 2007, we sold Mission Bay to Ramco/Lion Venture LP. These sales to joint ventures in which we have an ownership interest are collectively referred to as the “Dispositions” in the following discussion, with the exception of Mission Bay.

Revenues

Although total revenues of $152.3 million in 2007 did not fluctuate when compared to 2006, the individual revenue components varied year over year.

Minimum rents decreased $3.3 million, or 3.3%, in 2007 as follows:

	Increase (Decrease)
	Amount
	(In millions)	Percentage

Same Center	$0.7	0.7%
Acquisitions	5.1	5.1%
Dispositions	(9.1)	(9.1)%

	$(3.3)	(3.3)%

The increase in Same Center minimum rents was principally attributable to the leasing of space to new tenants throughout our Same Center portfolio in 2007, partially offset by a $1.1 million reduction in minimum rents related to centers under redevelopment during 2007.

Recoveries from tenants increased $1.9 million, or 4.4%, in 2007 as follows:

	Increase (Decrease)
	Amount
	(In millions)	Percentage

Same Center	$2.9	6.9%
Acquisitions	1.5	3.6%
Dispositions	(2.5)	(6.1)%

	$1.9	4.4%

The increase in the Same Center recoveries from tenants was primarily due to increases in common area expenses and the increase in electricity resale revenue to tenants. Our overall recovery ratio was 98.4% in 2007 compared to 95.2% in 2006.

Recoverable operating expenses, which includes real estate tax expense, are a component of our recovery ratio. These expenses increased $0.5 million, or 1.1%, in 2007 as follows:

	Increase (Decrease)
	Amount
	(In millions)	Percentage

Same Center	$0.4	0.9%
Acquisitions	1.4	3.2%
Dispositions	(1.3)	(3.0)%

	$0.5	1.1%

The $0.4 million increase in Same Center recoverable operating expenses was primarily attributable to higher electricity costs from the expansion of our electricity resale program.

Fees and management income increased $1.2 million, or 20.3%, to $6.8 million in 2007 as compared to $5.6 million in 2006. The increase was primarily attributable to an increase in acquisition fees of approximately

$1.9 million as well as an increase of $0.9 million in management fees. The acquisition fees earned in 2007 related to the purchase of 13 shopping centers by joint ventures in which we have an ownership interest. The increase in management fees was mainly attributed to fees earned for managing the 13 shopping centers purchased by our joint ventures in 2007. Development fees decreased $1.8 million mainly due to our acquisition of the remaining 80% interest in Ramco Jacksonville LLC.

Other income increased $0.6 million to $4.5 million in 2007. Interest income increased $0.6 million on advances to Ramco Jacksonville related to the River City Marketplace development, there was $0.2 million of miscellaneous income related to the favorable resolution of disputes with tenants, and temporary tenant income increased $0.1 million from the same period in 2006. Lease termination income decreased $0.6 million to $1.9 million from $2.4 million in 2006.

Expenses

Total expenses increased $3.4 million, or 2.6%, to $141.7 million in 2007 as compared to $138.3 million in 2006. The increase was mainly driven by increases in depreciation and amortization of $4.3 million, recoverable operating expenses of $1.3 million, and general and administrative expenses of $1.3 million, partially offset by a $2.8 million decrease in interest expense.

Depreciation and amortization expense increased $4.3 million, or 13.4%, in 2007 as follows:

	Increase (Decrease)
	Amount
	(In millions)	Percentage

Same Center	$4.6	14.4%
Acquisitions	2.2	6.8%
Dispositions	(2.5)	(7.8)%

	$4.3	13.4%

Same Centers contributed $4.6 million to the increase of which $4.1 million was directly related to a center we demolished in late December 2007 in anticipation of redevelopment.

General and administrative expense was $14.3 million in 2007, as compared to $13.0 million in 2006, an increase of $1.3 million, or 9.9%. The increase in general and administrative expenses was primarily attributable to the Company’s recognition a non-recurring expense in the amount of $1.2 million, net of income tax benefits, resulting from an arbitration award in favor of a third-party relating to the alleged breach by the Company of a property management agreement.

Interest expense decreased $2.7 million, or 6.0%, in 2007. The summary below identifies the components of the net decrease:

			Increase
	2007	2006	(Decrease)

Average total loan balance	$692,817	$707,752	$(14,934)
Average rate	6.2%	6.4%	(0.2)%

Total interest on debt	$43,244	$45,138	$(1,894)
Amortization of loan fees	1,166	1,129	37
Interest on capital lease obligation	439	416	23
Loan defeasance costs	—	244	(244)
Capitalized interest and other	(2,240)	(1,575)	(665)

	$42,609	$45,352	$(2,743)

Other

Gain on sale of real estate assets increased $9.3 million to $32.6 million in 2007, as compared to $23.3 million in 2006. In 2007, the Company sold Chester Springs to our Ramco 450 Venture LLC joint venture, sold the Shoppes of Lakeland and Kissimmee West to our Ramco HHF KL LLC joint venture, sold Paulding Pavilion to our Ramco 191 LLC joint venture, and sold land parcels at River City Marketplace. With respect to the sale of Chester Springs and Paulding Pavilion, we recognized 80% of the gain on each sale, representing the portion of the gain attributable to our joint venture partner’s ownership interest. The remaining portion of the gain on each sale has been deferred as we have a 20% ownership interest in the respective joint ventures. With respect to the sale of Shoppes of Lakeland and Kissimmee West, we recognized 93% of the gain on the sale, representing the portion of the gain attributable to our joint venture partner’s ownership interest. The remaining portion of the gain on the sale of these centers has been deferred as we have a 7% ownership interest in the joint venture. In 2006, the Company sold our Crofton Plaza and Merchants Square shopping centers to a joint venture in which we have a 20% ownership interest, and sold outlots at River City Marketplace. With respect to the sale of Crofton Plaza and Merchants Square to the joint venture, we recognized 80% of the gain on the sale, representing the portion of the gain attributable to the joint venture partner’s 80% ownership interest. The remaining 20% of the gain on the sale of these two centers has been deferred and recorded as a reduction in the carrying amount of our equity investments in and advances to unconsolidated entities.

Minority interest from continuing operations represents the equity in income attributable to the portion of the Operating Partnership not owned by us. The increase in minority interest from $6.2 million in 2006 to $7.3 million in 2007 is primarily the result of the increase in the gain on the sale of real estate assets in 2007.

Earnings from unconsolidated entities represent our proportionate share of the earnings of various joint ventures in which we have an ownership interest. Earnings from unconsolidated entities decreased $0.5 million from $3.0 million in 2006 to $2.5 million in 2007. This decrease is principally due to our consolidation of Ramco Jacksonville, the joint venture that owned the River City Marketplace development. The purchase of the remaining 80% ownership interest in Ramco Jacksonville LLC in April 2007 decreased earnings by $0.4 million when compared to the same period in 2006. Also, $0.3 million of the decrease is attributable to our ownership interest in the Ramco/Lion Venture LP joint venture. This decrease is attributable to redevelopment projects at two shopping centers owned by the joint venture.

Discontinued operations, net of minority interest, decreased $1.2 million in 2007. In January 2006, we sold seven centers for a gain of $0.9 million, net of minority interest.

Liquidity and Capital Resources

The principal uses of our liquidity and capital resources are for operations, developments, redevelopments, including expansion and renovation programs, selective acquisitions, and debt repayment, as well as dividend payments in accordance with REIT requirements. We anticipate that the combination of cash on hand, cash provided by operating activities, the availability under our Credit Facility, and additional financings will satisfy our expected working capital requirements through at least the next 12 months and allow us to achieve continued growth. Although we believe that the combination of factors discussed above will provide sufficient liquidity, no such assurance can be given.

As part of our business plan to improve our capital structure and reduce debt, we will continue to pursue the strategy of selling fully-valued properties and to dispose of shopping centers that no longer meet the criteria established for our portfolio. Our ability to obtain acceptable selling prices and satisfactory terms and financing will impact the timing of future sales. The Company expects any net proceeds from the sale of properties would be used to reduce outstanding debt.

The developments and redevelopments, including expansion and renovation programs, that we made during 2008 generally were financed through cash provided from operating activities, sales of properties to joint ventures in which we have an ownership interest, mortgage refinancings, and an increase in borrowings on the Unsecured Revolving Credit Facility. Total debt outstanding was approximately $662.6 million at December 31, 2008 as compared to $690.8 million at December 31, 2007.

The following is a summary of our cash flow activities (dollars in thousands):

	Year Ended December 31,
	2008	2007	2006

Cash provided by operating activities	$26,998	$85,988	$46,785
Cash provided by investing activities	33,602	23,182	42,113
Cash used in financing activities	(70,282)	(105,743)	(84,484)

For the year ended December 31, 2008, we generated $27.0 million in cash flows from operating activities, as compared to $86.0 million in 2007. Cash flows from operating activities decreased during 2008 mainly due to lower net income and depreciation expense and lower net cash provided by accounts receivable, other assets, accounts payable and accrued expenses. For the year ended December 31, 2008, investing activities provided $33.6 million of cash flows, as compared to $23.2 million in 2007. Cash flows from investing activities were higher in 2008 due to $9.2 million of cash received from sales of discontinued operations and cash received on a note receivable due from a joint venture in 2008, partially offset in 2007 by higher proceeds from the sale of property to joint ventures. During 2007, we incurred additional spending for investments in real estate and additional investments and advances in our joint ventures when compared to 2008. During 2008, cash flows used in financing activities were $70.3 million, as compared to $105.7 million during the same period in 2007. In 2008, we repaid $195.8 million of mortgages and notes payable, compared to $317.1 million in 2007, and had lower borrowings of mortgages and notes payable of $167.6 million in 2007, when compared to $280.6 million in 2007. Additionally in 2007, we repurchased $26.0 million of preferred shares.

To maintain our qualification as a REIT under the Code, we are required to distribute to our shareholders at least 90% of our REIT taxable income (as defined in the Code). We satisfied the REIT requirement with distributed common and preferred share cash dividends of $29.9 million in 2008, and $36.4 million in both 2007 and 2006.

The Company has a $250 million unsecured credit facility (the “Credit Facility”) consisting of a $100 million unsecured term loan credit facility and a $150 million unsecured revolving credit facility. The Credit Facility provides that the unsecured revolving credit facility may be increased by up to $100 million at the Company’s request, dependent on there being a lender(s) willing to acquire the additional commitment, for a total unsecured revolving credit facility commitment of $250 million. The unsecured term loan credit facility matures in December 2010 and bears interest at a rate equal to LIBOR plus 130 to 165 basis points, depending on certain debt ratios. In October 2008, the Company exercised its option to extend the unsecured revolving credit facility to December 2009. The unsecured revolving credit facility bears interest at a rate equal to LIBOR plus 115 to 150 basis points, depending on certain debt ratios. The Company retains the option to extend the maturity date of the unsecured revolving credit facility to December 2010. It is anticipated that funds borrowed under the Credit Facility will be used for general corporate purposes, including working capital, capital expenditures, the repayment of indebtedness or other corporate activities.

The Company has $207.7 million in debt maturing in 2009, including the Company’s unsecured revolving credit facility ($125.2 million), the revolving credit facility securing The Town Center at Aquia ($40.0 million), the fixed rate mortgage on West Oaks II/Spring Meadows ($23.6 million), and variable rate mortgages on Gaines Marketplace ($7.5 million) and Beacon Square ($7.5 million). As discussed above, the Company retains the option to extend the maturity date of the unsecured revolving credit facility to December 2010. The Company also retains the option to extend the revolving credit facility securing The Town Center at Aquia to December 2010. With respect to the various fixed rate mortgage and floating rate mortgages, it is the Company’s intent to refinance these mortgages and notes payable upon or shortly prior to their expiration. However, there can be no assurance that the Company will be able to refinance its debt on commercially reasonable or any other terms.

Under terms of various debt agreements, we may be required to maintain interest rate swap agreements to reduce the impact of changes in interest rates on our floating rate debt. We have interest rate swap agreements with an aggregate notional amount of $160.0 million at December 31, 2008. Based on rates in effect at December 31, 2008, the agreements provide for fixed rates ranging from 4.4% to 6.6% and expire from January 2009 through December 2010.

After taking into account the impact of converting our variable rate debt into fixed rate debt by use of the interest rate swap agreements, at December 31, 2008 our variable rate debt accounted for approximately $180.2 million of outstanding debt with a weighted average interest rate of 3.3%. Variable rate debt accounted for approximately 27.2% of our total debt and 22.7% of our total capitalization.

We have $409.3 million of mortgage loans encumbering our consolidated properties, and $540.8 million of mortgage loans on properties held by our unconsolidated joint ventures (of which our pro rata share is $139.7 million). Such mortgage loans are generally non-recourse, subject to certain exceptions for which we would be liable for any resulting losses incurred by the lender. These exceptions vary from loan to loan but generally include fraud or a material misrepresentation, misstatement or omission by the borrower, intentional or grossly negligent conduct by the borrower that harms the property or results in a loss to the lender, filing of a bankruptcy petition by the borrower, either directly or indirectly, and certain environmental liabilities. In addition, upon the occurrence of certain of such events, such as fraud or filing of a bankruptcy petition by the borrower, we would be liable for the entire outstanding balance of the loan, all interest accrued thereon and certain other costs, penalties and expenses.

The unconsolidated joint ventures in which our Operating Partnership owns an interest and which are accounted for by the equity method of accounting are subject to mortgage indebtedness, which in most instances is non-recourse. At December 31, 2008, mortgage debt for the unconsolidated joint ventures was $540.8 million, of which our pro rata share was $139.7 million with a weighted average interest rate of 6.4%. Fixed rate debt for the unconsolidated joint ventures was $506.8 million at December 31, 2008. Our pro rata share of the fixed rate debt amounted to $133.1 million, or 95.2% of our total pro rata share of such debt. The mortgage debt of $16.3 million at Peachtree Hill, a shopping center owned by our Ramco 450 Venture LLC, is recourse debt. The loan is secured by unconditional guarantees of payment and performance by Ramco 450 Venture LLC, the Company, and its majority owned subsidiary, Ramco-Gershenson Properties, L.P, the Operating Partnership.

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

In 2007, we formed Ramco RM Hartland SC LLC (formerly Ramco Highland Disposition LLC), a joint venture with Hartland Realty Partners LLC to develop Hartland Towne Square, a traditional community center in Hartland, Michigan. We own 20% of the joint venture and our joint venture partner owns 80%. As of December 31, 2008, the joint venture has $8.5 million of variable rate debt and $6.0 million of fixed rate debt.

In 2007, we formed Ramco Jacksonville North Industrial LLC, a joint venture formed to develop land adjunct to our River City Marketplace shopping center. We own 5% of the joint venture and our joint venture partner owns 95%. As of December 31, 2008, the joint venture has $0.7 million of variable rate debt.

During 2007, we acquired the remaining 80% interest in Ramco Jacksonville LLC, an entity that was formed to develop a shopping center in Jacksonville, Florida.

Contractual Obligations

The following are our contractual cash obligations as of December 31, 2008 (dollars in thousands):

		Payments Due by Period
		Less than	1 - 3	4 - 5	After 5
Contractual Obligations	Total	1 year	years	years	years

Mortgages and notes payable, principal	$662,601	$207,704	$154,512	$67,496	$232,889
Interest on mortgages and notes payable	175,206	36,057	46,487	31,548	61,114
Employment contracts	1,669	466	1,203	—	—
Capital lease	9,340	677	1,354	1,354	5,955
Operating leases	6,137	896	1,825	1,899	1,517
Unconditional construction cost obligations	29,744	29,744	—	—	—

Total contractual cash obligations	$884,697	$275,544	$205,381	$102,297	$301,475

At December 31, 2008, we did not have any contractual obligations that required or allowed settlement, in whole or in part, with consideration other than cash.

Mortgages and notes payable

See the analysis of our debt included in “Liquidity and Capital Resources” above.

Employment Contracts

We have an employment contract with our President, Chief Executive Officer that contains minimum guaranteed compensation.

Operating and Capital Leases

We lease office space for our corporate headquarters and our Florida office under operating leases. We also have an operating lease at our Taylors Square shopping center and a capital ground lease at our Gaines Marketplace shopping center.

Construction Costs

In connection with the development and expansion of various shopping centers as of December 31, 2008, we have entered into agreements for construction activities with an aggregate cost of approximately $29.7 million.

Planned Capital Spending

During 2008, we spent approximately $11.7 million on revenue-generating capital expenditures, including tenant improvements, leasing commissions paid to third-party brokers, legal costs relative to lease documents and capitalized leasing and construction costs. These types of investments generate a return through rents from tenants over the terms of their leases. Revenue-enhancing capital expenditures, including expansions, renovations and repositionings, were approximately $31.3 million in 2008. Revenue neutral capital expenditures, such as roof and parking lot repairs, which are anticipated to be recovered from tenants, amounted to approximately $2.9 million in 2008.

In 2009, we anticipate spending approximately $29.7 million for revenue-generating, revenue-enhancing and revenue neutral capital expenditures, including approximately $14.0 million for nine approved redevelopment projects.. Further, in 2009 we anticipate spending $2.9 million for ongoing development projects, three that are in the construction phase and three in the pre-development phase.

At the beginning of 2008, as a result of the challenging acquisition market, the Company chose to de-emphasize our acquisition program as a primary driver of growth. Therefore, acquisitions are planned to be more selective and opportunistic in nature going forward.

Capitalization

At December 31, 2008, our market capitalization amounted to $795 million. Market capitalization consisted of $662.6 million of debt (including property-specific mortgages, an Unsecured Credit Facility consisting of a Term Loan Credit Facility and a Revolving Credit Facility, a Secured Term Loan, and a Junior Subordinated Note), and $132.9 million of common shares (based on the closing price of $6.18 per share on December 31, 2008) and Operating Partnership units at market value. Our ratio debt to total market capitalization was 83.3% at December 31, 2008, as compared to 60.2% at December 31, 2007, and was adversely impacted by the general drop in prices of REIT shares in 2008. After taking into account the impact of converting our variable rate debt into fixed rate debt by use of interest rate swap agreements, our outstanding debt at December 31, 2008 had a weighted average interest rate of 5.3% and consisted of $482.4 million of fixed rate debt and $180.2 million of variable rate debt. Outstanding letters of credit issued under the Credit Facility totaled approximately $1.8 million at December 31, 2008.

On April 2, 2007, we announced that we would redeem all of our outstanding 7.95% Series C Cumulative Convertible Preferred Shares of Beneficial Interest on June 1, 2007. As of June 1, 2007, 1,856,846 Series C Preferred Shares, or approximately 98% of the total outstanding as of the April 2007 redemption notice, had been converted into common shares of beneficial interest on a one-for-one basis. The remaining 31,154 Series C Preferred Shares were redeemed on June 1, 2007, at the preferred redemption price of $28.50 plus accrued and unpaid dividends.

On October 8, 2007, we announced that we would redeem all of our outstanding 9.5% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest on November 12, 2007. The shares were redeemed at $25.00 per share, resulting in a charge to equity of approximately $1.2 million, plus accrued and unpaid dividends to the redemption date without interest.

At December 31, 2008, the minority interest in the Operating Partnership represented a 13.6% ownership in the Operating Partnership. The OP Units may, under certain circumstances, be exchanged for our common shares of beneficial interest on a one-for-one basis. We, as sole general partner of the Operating Partnership, have the option, but not the obligation, to settle exchanged OP Units held by others in cash based on the current trading price of our common shares of beneficial interest. Assuming the exchange of all OP Units, there would have been 21,502,171 of our common shares of beneficial interest outstanding at December 31, 2008, with a market value of approximately $132.9 million.

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

The following table illustrates the calculations of FFO (in thousands, except per share data):

	Years Ended December 31,
	2008	2007	2006

Net income(1)	$23,501	$38,675	$35,624
Add:
Depreciation and amortization expense	37,850	40,924	35,068
Minority interest in partnership:
Continuing operations	3,930	7,270	6,241
Discontinued operations	(35)	40	69
Less:
Gain on sale of depreciable property(2)	(18,347)	(29,869)	(19,109)
Discontinued operations, loss (gain) on sale of property, net of minority interest	463	—	(914)

Funds from operations	47,362	57,040	56,979
Less:
Preferred stock dividends(3)	—	(2,065)	(2,375)

Funds from operations available to common shareholders, assuming conversion of OP units(4)	$47,362	$54,975	$54,604

Weighted average equivalent shares outstanding, diluted(3)	21,397	21,449	21,536

Net income per diluted share to FFO per diluted share reconciliation:
Net income per diluted share(1)	$1.27	$1.91	$1.74
Add:
Depreciation and amortization expense	1.77	1.91	1.63
Minority interest in partnership:
Continuing Operations	0.18	0.34	0.29
Discontinued Operations	—	—	—
Discontinued operations, loss (gain) on sale of property	0.02	—	(0.04)
Less:
Gain on sale of depreciable real estate(2)	(0.86)	(1.39)	(0.89)
Assuming conversion of OP units	(0.18)	(0.11)	(0.08)

Funds from operations per diluted share	2.21	2.66	2.65
Less:
Series C Preferred Stock dividends	—	(0.10)	(0.11)

Funds from operations available to common shareholders per diluted share, assuming conversion of OP units	$2.21	$2.56	$2.54

(1)	In 2008, an impairment charge in the amount of $5,103 was included in our FFO calculations.

(2)	Excludes gain on sale of undepreciated land of $1,248, $2,774, and $4,279 for 2008, 2007, and 2006, respectively.

(3)	In 2007 and 2006, the Series C Preferred Shares were dilutive and therefore, the dividends paid were not included in the calculation of our diluted FFO.

(4)	In 2007, loss on redemption of preferred shares in the amount of $1,269 was not included in our FFO calculations.

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

Fair value measurements for assets and liabilities where there exists limited or no observable market data are, therefore, based primarily upon estimates, and are often calculated based on the economic and competitive environment, the characteristics of the asset or liability and other factors. Therefore, fair value cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including but not limited to estimates of future cash flows, could impact the calculation of current or future values. The adoption of SFAS 157 for assets and liabilities did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. For further discussion on fair value and SFAS 157, see Note 11 to the consolidated financial statements.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS 161 also requires entities to disclose additional information about the amounts and location of derivatives included within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not expect that SFAS 161 will have a material effect on the Company’s results of operations or financial position because it only requires new disclosure requirements. The Company will adopt the provisions of SFAS 161 in the first quarter of 2009.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. This standard was effective November 13, 2008. The adoption of the provisions of SFAS 162 did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities”, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 clarifies that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are considered participating securities and should be included in the calculation of basic earnings per share using the two-class method prescribed by SFAS No. 128, “Earnings Per Share”. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. All prior period earnings per share amounts presented are required to be adjusted retrospectively. Accordingly, the Company will adopt the provisions of FSP EITF 03-6-1 in the first quarter 2009. The Company does not expect the adoption of the provisions of FSP EITF 03-6-1 to have a material effect on the Company’s consolidated financial condition, results of operations, or cash flows.

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

We have exposure to interest rate risk on our variable rate debt obligations. We are not subject to any foreign currency exchange rate risk or commodity price risk, or other material rate or price risks. Based on our debt and interest rates and the interest rate swap agreements in effect at December 31, 2008, a 100 basis point change in interest rates would affect our annual earnings and cash flows by approximately $1.8 million. We believe that a 100 basis point change in interest rates would impact the fair value of our total outstanding debt at December 31, 2008 by approximately $15.5 million.

Under terms of various debt agreements, we may be required to maintain interest rate swap agreements to reduce the impact of changes in interest rates on our floating rate debt. We have interest rate swap agreements with an aggregate notional amount of $160.0 million at December 31, 2008. Based on rates in effect at December 31, 2008, the interest rate swap agreements provide for fixed rates ranging from 4.4% to 6.6% and expire from January 2009 through December 2010.

The following table sets forth information as of December 31, 2008 concerning our long-term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates of maturing amounts and fair market value (dollars in thousands):

								Fair
	2009	2010	2011	2012	2013	Thereafter	Total	Value

Fixed-rate debt	$27,481	$126,580	$27,932	$34,011	$33,485	$232,889	$482,378	$467,835
Average interest rate	7.0%	6.0%	7.4%	6.8%	5.5%	5.7%	6.0%	6.5%
Variable-rate debt	$180,222	$—	$—	$—	$—	$—	$180,222	$180,222
Average interest rate	3.3%	—	—	—	—	—	3.3%	3.3%

We estimated the fair value of our fixed rate mortgages using a discounted cash flow analysis, based on our incremental borrowing rates for similar types of borrowing arrangements with the same remaining maturity. Considerable judgment is required to develop estimated fair values of financial instruments. The table incorporates only those exposures that exist at December 31, 2008 and does not consider those exposures or positions which could arise after that date or firm commitments as of such date. Therefore, the information presented therein has limited predictive value. Our actual interest rate fluctuations will depend on the exposures that arise during the period and on interest rates.

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

We carried out an assessment as of December 31, 2008 of the effectiveness of the design and operation of our disclosure controls and procedures. This assessment was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on such evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that such disclosure controls and procedures were effective as of December 31, 2008.

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

Management of Ramco-Gershenson Properties Trust conducted an assessment of our internal controls over financial reporting as of December 31, 2008 using the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2008.

Our independent registered public accounting firm, Grant Thornton LLP, has issued an attestation report on our internal control over financial reporting. Their report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and shareholders
Ramco-Gershenson Properties Trust

We have audited Ramco-Gershenson Properties Trust and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Managements Report on Internal Control Over Financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Ramco-Gershenson Properties Trust and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ramco-Gershenson Properties Trust and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income and comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2008 and our report dated March 10, 2009 expressed an unqualified opinion on those financial statements.

/s/  Grant Thornton LLP

Southfield, Michigan
March 10, 2009

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

The information required by this Item is incorporated herein by reference to our proxy statement for the 2009 annual meeting of shareholders (the “Proxy Statement”) under the captions “Proposal 1-Election of Trustees — Trustees and Executive Officers,” “Proposal 1-Election of Trustees — Committees of the Board,” “Proposal 1-Election of Trustees — Corporate Governance,” and “Additional Information — Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11.	Executive Compensation.

The information required by this Item is incorporated herein by reference to our Proxy Statement under the captions “Proposal 1-Election of Trustees — Trustee Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” and “Executive Compensation Tables.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding our equity compensation plans as of December 31, 2008:

Number of Securities
	Number of Securities				Remaining Available
	to be Issued		Weighted-Average		for Future Issuances
	Upon Exercise of		Exercise Price of		Under Equity Compensation
	Outstanding Options,		Outstanding Options,		Plans (Excluding Securities
	Warrants and Rights		Warrants and Rights		Reflected in Column (a))
Plan Category	(a)		(b)		(c)

Equity compensation plans approved by security holders(1)	752,375	(2)	$28.53	(3)	277,332	(4)
Equity compensation plans not approved by security holders	—		—		—

Total	752,375		$28.53		277,332

(1)	Consists of grants made under the 1996 Share Option Plan, 1997 Non-Employee Trustee Stock Option Plan, 2003 Long-Term Incentive Plan, 2003 Non-Employee Trustee Stock Option Plan, and 2008 Restricted Share Plan for Non-employee Trustees.

(2)	Consists of 339,049 options outstanding, 218,854 deferred common shares (see Note 16 of the Consolidated Financial Statements) and 194,472 shares of restricted stock issuable on the satisfaction of applicable performance measures. The number of shares of restricted stock overstates dilution to the extent we do not satisfy the applicable performance measures. In particular, subsequent to December 31, 2008, the Compensation Committee determined that we did not achieve certain performance measures underlying restricted share grants, resulting in the forfeiture of 48,333 shares of restricted stock that are listed in this column as outstanding as of December 31, 2008.

(3)	Solely consists of outstanding options, as the deferred common shares and shares of restricted stock do not have an exercise price.

(4)	Includes 126,332 securities available for issuance under the 2003 Long-Term Incentive Plan and 151,000 options available for issuance under the 2008 Restricted Share Plan for Non-Employee Trustees.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) (1) Consolidated financial statements. See “Item 8 — Financial Statements and Supplementary Data.”

(2) Financial statement schedule. See “Item 8 — Financial Statements and Supplementary Data.”

(3) Exhibits

3.1	Amended and Restated Declaration of Trust of the Company, dated October 2, 1997, incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.
3.2	Articles of Amendment to Ramco-Gershenson Properties Trust Declaration of Trust, dated June 8, 2005, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K dated June 9, 2005.
3.3	Articles Supplementary to Ramco-Gershenson Properties Trust Declaration of Trust, incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K dated December 12, 2007.
3.4	By-Laws of the Company, as amended and restated as of March 10, 2008. incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007
4.1	Amended and Restated Fixed Rate Note ($110 million), dated March 30, 2007, by and Between Ramco Jacksonville LLC and JPMorgan Chase Bank, N.A., incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K dated April 16, 2007.
4.2	Amended and Restated Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated March 30, 2007, by and between Ramco Jacksonville LLC and JPMorgan Chase Bank, N.A., incorporated by reference to Exhibit 4.2 to Registrant’s Form 8-K dated April 16, 2007.
4.3	Assignment of Leases and Rents, dated March 30, 2007, by and between Ramco Jacksonville LLC and JPMorgan Chase Bank, N.A., incorporated by reference to Exhibit 4.3 to Registrant’s Form 8-K dated April 16, 2007.
4.4	Environmental Liabilities Agreement, dated March 30, 2007, by and between Ramco Jacksonville LLC and JPMorgan Chase Bank, N.A., incorporated by reference to Exhibit 4.4 to Registrant’s Form 8-K dated April 16, 2007.
4.5	Acknowledgment of Property Manager, dated March 30, 2007 by and between Ramco-Gershenson, Inc. and JPMorgan Chase Bank, N.A., incorporated by reference to Exhibit 4.6 to Registrant’s Form 8-K dated April 16, 2007.
10.1	1996 Share Option Plan of the Company, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1996.**

10.2		Change of Venue Merger Agreement dated as of October 2, 1997 between the Company (formerly known as RGPT Trust, a Maryland real estate investment trust), and Ramco-Gershenson Properties Trust, a Massachusetts business trust, incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997
10.3		Exchange Rights Agreement dated as of September 4, 1998 between Ramco-Gershenson Properties Trust, and A.T.C., L.L.C., incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1998.
10.4		Limited Liability Company Agreement of Ramco/West Acres LLC., incorporated by reference to Exhibit 10.53 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2001.
10.5		Assignment and Assumption Agreement dated September 28, 2001 among Flint Retail, LLC and Ramco/West Acres LLC and State Street Bank and Trust for holders of J.P. Mortgage Commercial Mortgage Pass-Through Certificates, incorporated by reference to Exhibit 10.54 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2001.
10.6		Limited Liability Company Agreement of Ramco/Shenandoah LLC., Incorporated by reference to Exhibit 10.41 to the Company’s on Form 10-K for the year ended December 31, 2001.
10.7		Purchase and Sale Agreement, dated May 21, 2002 between Ramco-Gershenson Properties, L.P. and Shop Invest, LLC., incorporated by reference to Exhibit 10.46 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002.
10.8		Ramco-Gershenson Properties Trust 2003 Long-Term Incentive Plan, incorporated by reference to Appendix B of the Company’s 2003 Proxy Statement filed on April 28, 2003.**
10.9		Amended and Restated Limited Partnership Agreement of Ramco/Lion Venture LP, dated as of December 29, 2004, by Ramco-Gershenson Properties, L.P., as a limited partner, Ramco Lion LLC, as a general partner, CLPF-Ramco, L.P. as a limited partner, and CLPF-Ramco GP, LLC as a general partner, incorporated by reference Exhibit 10.62 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.
10	.10*	Summary of Trustee Compensation Program.**
10.11		Form of Nonstatutory Stock Option Agreement, incorporated by reference Exhibit 10.66 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.**
10.12		Second Amended and Restated Limited Liability Company Agreement of Ramco Jacksonville LLC, dated March 1, 2005, by Ramco-Gershenson Properties , L.P. and SGC Equities LLC., incorporated by reference Exhibit 10.65 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2005.
10.13		Form of Restricted Stock Award Agreement Under 2003 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K dated June 16, 2006.**
10.14		Form of Trustee Stock Option Award Agreement Under 2003 Non-Employee Trustee Stock Option Plan, incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K dated June 16, 2006.**
10.15		Employment Agreement, dated as of August 1, 2007, between the Company and Dennis Gershenson, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007.**
10.16		Change in Control Policy, dated July 10, 2007, between Ramco-Gershenson Properties Trust and the Specified Officers of the Trust, incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K dated July 10, 2007.**
10.17		Restricted Share Award Agreement Under 2008 Restricted Share Plan for Non-Employee Trustee, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008.**
10.18		Restricted Share Plan for Non-Employee Trustees, incorporated by reference to Appendix A of the Company’s 2008 Proxy Statement filed on April 30, 2008.**
12	.1*	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
21	.1*	Subsidiaries
23	.1*	Consent of Grant Thornton LLP.

31	.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of Chief Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	Management contract or compensatory plan or arrangement

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

Ramco-Gershenson Properties Trust

Dated: March 11, 2009	By: /s/ Dennis E. Gershenson Dennis E. Gershenson, Chairman, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of registrant and in the capacities and on the dates indicated.

Dated: March 11, 2009	By: /s/ Dennis E. Gershenson Dennis E. Gershenson, Trustee, Chairman, President and Chief Executive Officer (Principal Executive Officer)

Dated: March 11, 2009	By: /s/ Stephen R. Blank Stephen R. Blank, Trustee

Dated: March 11, 2009	By: /s/ Arthur H. Goldberg Arthur H. Goldberg, Trustee

Dated: March 11, 2009	By: /s/ Robert A. Meister Robert A. Meister, Trustee

Dated: March 11, 2009	By: /s/ Joel M. Pashcow Joel M. Pashcow, Trustee

Dated: March 11, 2009	By: /s/ Mark K. Rosenfeld Mark K. Rosenfeld Trustee

Dated: March 11, 2009	By: /s/ Michael A. Ward Michael A. Ward, Trustee

Dated: March 11, 2009	By: /s/ Richard J. Smith Richard J. Smith, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

RAMCO-GERSHENSON PROPERTIES TRUST

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and shareholders
Ramco-Gershenson Properties Trust

We have audited the accompanying consolidated balance sheets of Ramco-Gershenson Properties Trust and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ramco-Gershenson Properties Trust and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards Board Statement No. 123R, “Share-Based Payment” in 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ramco-Gershenson Properties Trust and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 10, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ GRANT THORNTON LLP

Southfield, Michigan
March 10, 2009

RAMCO-GERSHENSON PROPERTIES TRUST

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(In thousands, except
	per share amounts)

ASSETS
Investment in real estate, net	$830,392	$876,410
Cash and cash equivalents	5,295	14,977
Restricted cash	4,891	5,777
Accounts receivable, net	40,736	35,787
Equity investments in and advances to unconsolidated entities	95,867	117,987
Other assets, net	37,345	37,561

Total Assets	$1,014,526	$1,088,499

LIABILITIES AND SHAREHOLDERS’ EQUITY
Mortgages and notes payable	$662,601	$690,801
Accounts payable and accrued expenses	26,751	57,614
Distributions payable	4,945	9,884
Capital lease obligation	7,191	7,443

Total Liabilities	701,488	765,742
Minority interest	39,847	41,353
SHAREHOLDERS’ EQUITY
Common Shares of Beneficial Interest, par value $0.01, 45,000 shares authorized; 18,583 and 18,470 issued and outstanding as of December 31, 2008 and 2007, respectively	185	185
Additional paid-in capital	389,528	388,164
Accumulated other comprehensive loss	(3,851)	(845)
Cumulative distributions in excess of net income	(112,671)	(106,100)

Total Shareholders’ Equity	273,191	281,404

Total Liabilities and Shareholders’ Equity	$1,014,526	$1,088,499

See notes to consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except
	per share amounts)

REVENUES
Minimum rents	$90,756	$96,410	$99,716
Percentage rents	636	676	922
Recoveries from tenants	41,332	43,885	42,026
Fees and management income	6,484	6,831	5,676
Other income	2,980	4,484	3,929

Total revenues	142,188	152,286	152,269

EXPENSES
Real estate taxes	18,695	20,017	20,837
Recoverable operating expenses	23,741	24,568	23,271
Depreciation and amortization	32,121	36,469	32,160
Other operating expenses	4,616	3,777	3,709
Loss on impairment of real estate assets	5,103	—	—
General and administrative	15,805	14,291	13,000
Interest expense	36,518	42,609	45,352

Total expenses	136,599	141,731	138,329

Income from continuing operations before gain on sale of real estate assets, minority interest and earnings from unconsolidated entities	5,589	10,555	13,940
Gain on sale of real estate assets, net of taxes of $2,237, $4,418 and $2,253 in 2008, 2007 and 2006, respectively	19,595	32,643	23,388
Minority interest	(3,966)	(7,270)	(6,206)
Earnings from unconsolidated entities	2,506	2,496	3,002

Income from continuing operations	23,724	38,424	34,124

Discontinued operations, net of minority interest:
Gain (loss) on sale of property	(400)	—	914
Income from operations	177	251	586

Income (loss) from discontinued operations	(223)	251	1,500

Net income	23,501	38,675	35,624
Preferred share dividends	—	(3,146)	(6,655)
Loss on redemption of preferred shares	—	(1,269)	—

Net income available to common shareholders	$23,501	$34,260	$28,969

Basic earnings per share:
Income from continuing operations	$1.28	$1.91	$1.65
Income (loss) from discontinued operations	(0.01)	0.01	0.09

Net income	$1.27	$1.92	$1.74

Diluted earnings per share:
Income from continuing operations	$1.28	$1.90	$1.64
Income (loss) from discontinued operations	(0.01)	0.01	0.09

Net income	$1.27	$1.91	$1.73

Basic weighted average shares outstanding	18,471	17,851	16,665

Diluted weighted average shares outstanding	18,478	18,529	16,716

COMPREHENSIVE INCOME
Net income	$23,501	$38,675	$35,624
Other comprehensive income (loss):
Unrealized gains (losses) on interest rate swaps	(3,006)	(1,092)	291

Comprehensive income	$20,495	$37,583	$35,915

See notes to consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share amounts)

				Accumulated	Cumulative
		Common	Additional	Other	Distributions in	Total
	Preferred	Shares Par	Paid-In	Comprehensive	Excess of	Shareholders’
	Shares	Value	Capital	Income (Loss)	Net Income	Equity

Balance, January 1, 2006	$75,545	$168	$343,011	$(44)	$(106,270)	$312,410
Cash distributions declared	—	—	—	—	(29,785)	(29,785)
Preferred shares dividends declared	—	—	—	—	(6,655)	(6,655)
Stock options exercised	—	—	298	—	—	298
Share-based compensation expense	—	—	204	—	—	204
Conversion of Series C Preferred Shares to common shares	(27)	—	27	—	—	—
Repurchase and retirement of common shares	—	(2)	(7,802)	—	—	(7,804)
Net income and comprehensive income	—	—	—	291	35,624	35,915

Balance, December 31, 2006	75,518	166	335,738	247	(107,086)	304,583
Cash distributions declared	—	—	—	—	(33,274)	(33,274)
Preferred shares dividends declared	—	—	—	—	(3,146)	(3,146)
Stock options exercised	—	—	268	—	—	268
Share-based compensation expense	—	—	1,323	—	—	1,323
Redemption of 1,000 shares of Series B Preferred Stock	(23,804)	—	(7)	—	(1,234)	(25,045)
Redemption of 31 shares of Series C Preferred Stock	(853)	—	—	—	(35)	(888)
Conversion of 1,857 shares of Series C Preferred Shares to commom shares	(50,861)	19	50,842	—	—	—
Net income and comprehensive income (loss)	—	—	—	(1,092)	38,675	37,583

Balance, December 31, 2007	—	185	388,164	(845)	(106,100)	281,404
Cash distributions declared	—	—	—	—	(29,884)	(29,884)
Restricted stock dividends	—	—	—	—	(188)	(188)
Share-based compensation expense	—	—	1,325	—	—	1,325
Stock options exercised	—	—	39	—	—	39
Net income and comprehensive income (loss)	—	—	—	(3,006)	23,501	20,495

Balance, December 31, 2008	$—	$185	$389,528	$(3,851)	$(112,671)	$273,191

See notes to consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Cash Flows from Operating Activities:
Net income	$23,501	$38,675	$35,624
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,121	36,469	32,160
Amortization of deferred financing costs	971	1,166	1,129
Gain on sale of real estate assets	(19,595)	(32,643)	(23,388)
Loss on impairment of real estate assets	5,103	—	—
Earnings from unconsolidated entities	(2,506)	(2,496)	(3,002)
Discontinued operations	(177)	(251)	(586)
Minority interest from continuing operations	3,966	7,270	6,206
Distributions received from unconsolidated entities	6,389	5,934	2,872
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(4,949)	379	(986)
Other assets	2,278	4,656	1,782
Accounts payable and accrued expenses	(20,864)	26,031	(5,324)

Net Cash Provided by Continuing Operating Activities	26,238	85,190	46,487
Loss (gain) on sale of Discontinued Operations	400	—	(914)
Operating Cash from Discontinued Operations	360	798	1,212

Net Cash Provided by Operating Activities	26,998	85,988	46,785

Cash Flows from Investing Activities:
Real estate developed or acquired, net of liabilities assumed	(67,880)	(87,133)	(50,424)
Investment in and advances to unconsolidated entities, net	(6,079)	(38,177)	(22,886)
Payments on notes receivable from joint ventures, net	23,249	13,500	—
Proceeds from sales of real estate assets	52,132	60,176	31,948
Proceeds from sale of property to joint ventures	22,137	72,821	36,454
Decrease in restricted cash	886	1,995	21

Net Cash Provided by (Used In) Continuing Investing Activities	24,445	23,182	(4,887)
Investing Cash from Discontinued Operations	9,157	—	47,000

Net Cash Provided by Investing Activities	33,602	23,182	42,113

Cash Flows from Financing Activities:
Cash distributions to shareholders	(34,150)	(32,156)	(29,737)
Cash distributions to operating partnership unit holders	(6,059)	(5,360)	(5,214)
Cash dividends paid on preferred shares	—	(4,810)	(6,655)
Cash dividends paid on restricted stock	(188)	—	—
Paydown of mortgages and notes payable	(195,758)	(317,102)	(172,463)
Payment for deferred financing costs	(1,419)	(878)	(413)
Distributions to minority partners	(53)	(121)	(88)
Borrowings on mortgages and notes payable	167,558	280,588	137,852
Reduction of capitalized lease obligation	(252)	(239)	(260)
Purchase and retirement of preferred shares	—	(25,933)	—
Purchase and retirement of common shares	—	—	(7,804)
Proceeds from exercise of stock options	39	268	298

Net Cash Used in Financing Activities	(70,282)	(105,743)	(84,484)

Net Increase (Decrease) in Cash and Cash Equivalents	(9,682)	3,427	4,414
Cash and Cash Equivalents, Beginning of Period	14,977	11,550	7,136

Cash and Cash Equivalents, End of Period	$5,295	$14,977	$11,550

Supplemental Cash Flow Disclosure, including Non-Cash Activities:
Cash paid for interest during the period	$35,628	$41,936	$43,871
Cash paid for federal income taxes	6,333	1,030	2,338
Capitalized interest	1,577	2,881	1,431
Assumed debt of acquired property and joint venture interests	—	12,197	7,521
Increase (Decrease) in fair value of interest rate swaps	(3,006)	(1,092)	291
Decrease in deferred gain on sale of property	11,678	—	—

See notes to consolidated financial statements

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2008, 2007 and 2006
(Dollars in thousands)

1.	Organization and Summary of Significant Accounting Policies

Ramco-Gershenson Properties Trust, together with its subsidiaries (the “Company”), is a real estate investment trust (“REIT”) engaged in the business of owning, developing, acquiring, managing and leasing community shopping centers, regional malls and single tenant retail properties. At December 31, 2008, the Company owned and managed a portfolio of 89 shopping centers, with approximately 20,000,000 square feet of gross leaseable area (“GLA”), located in the Midwestern, Southeastern and Mid-Atlantic regions of the United States. The Company’s centers are usually anchored by discount department stores or supermarkets and the tenant base consists primarily of national and regional retail chains and local retailers. The Company’s credit risk, therefore, is concentrated in the retail industry.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority owned subsidiary, the Operating Partnership, Ramco-Gershenson Properties, L.P. (86.4%, 86.4%, and 85.0% owned by the Company at December 31, 2008, 2007 and 2006, respectively), and all wholly owned subsidiaries, including bankruptcy remote single purpose entities and all majority owned joint ventures over which the Company has control. The presentation of consolidated financial statements does not itself imply that assets of any consolidated entity (including any special-purpose entity formed for a particular project) are available to pay the liabilities of any other consolidated entity, or that the liabilities of any other consolidated entity (including any special-purpose entity formed for a particular project) are obligations of any other consolidated entity. Investments in real estate joint ventures for which the Company has the ability to exercise significant influence over, but for which the Company does not have financial or operating control, are accounted for using the equity method of accounting. Accordingly, the Company’s share of the earnings of these joint ventures is included in consolidated net income. All intercompany accounts and transactions have been eliminated in consolidation.

The Company owns 100% of the non-voting and voting common stock of Ramco-Gershenson, Inc. (“Ramco”), and therefore it is included in the consolidated financial statements. Ramco has elected to be a taxable REIT subsidiary for federal income tax purposes. Ramco provides property management services to the Company and to other entities. See Note 19 for management fees earned from related parties.

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

Reclassifications

Certain reclassifications of prior period amounts have been made in the financial statements in order to conform to the 2008 presentation.

Allowance for Doubtful Accounts

The Company provides for bad debt expense based upon the allowance method of accounting. The Company monitors the collectibility of its accounts receivable (billed and unbilled, including straight-line) from specific tenants, and analyzes historical bad debts, customer credit worthiness, current economic trends and changes in tenant payment terms when evaluating the adequacy of the allowance for bad debts. When tenants are in bankruptcy, the Company makes estimates of the expected recovery of pre-petition and post-petition claims. The period to resolve these claims can exceed one year. Accounts receivable in the accompanying balance sheets is shown net of an allowance for doubtful accounts of $4,287 and $3,313 as of December 31, 2008 and 2007, respectively.

	2008	2007	2006

Allowance for doubtful accounts:
Balance at beginning of year	$3,313	$2,913	$2,017
Charged to expense	2,013	1,157	1,585
Write offs	(1,039)	(757)	(689)

Balance at end of year	$4,287	$3,313	$2,913

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

In 2008, the Company recognized a $5,103 loss on the impairment of its Ridgeview Crossing shopping center in Elkin, North Carolina. The non-cash impairment charge is included in “loss on impairment of real estate assets” on the consolidated statements of income and comprehensive income. There were no impairment charges for the years ended December 31, 2007 and 2006.

Revenue Recognition

Shopping center space is generally leased to retail tenants under leases which are accounted for as operating leases. The Company recognizes minimum rents on the straight-line method over the terms of the leases, commencing when the tenant takes possession of the space, as required under Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases.” Certain of the leases also provide for additional revenue based on contingent percentage income, which is recorded on an accrual basis once the specified target that triggers this type of income is achieved. The leases also typically provide for recoveries from tenants of common area maintenance, real estate taxes and other operating expenses. These recoveries are recognized as revenue in the period the applicable costs are incurred. Revenue from fees and management income are recognized in the period in which the services have been provided and the earnings process is complete. Lease termination income is recognized when a lease termination agreement is executed by the parties and the tenant vacates the space.

Straight line rental income was greater than the current amount required to be paid by the Company’s tenants by $1,641, $1,338 and $2,139 for the years ended December 31, 2008, 2007 and 2006, respectively.

Revenues from the Company’s largest tenant, TJ Maxx/Marshalls, amounted to 3.6% of its annualized base rent for the years ended December 31, 2008 and 2007, and 3.7% for year ended December 31, 2006.

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

During the years ended December 31, 2008, 2007, and 2006, the Company sold various properties and land parcels at a gain, resulting in both a federal and state tax liability. Tax liabilities of $2,237, $4,418, and $2,253 have been netted against the gain on sale of real estate assets in the Company’s consolidated statements of income for the years ended December 31, 2008, 2007, and 2006, respectively.

The Company had no unrecognized tax benefits as of December 31, 2008. The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2008. The Company has no interest or penalties relating to income taxes recognized in the statement of operations for the twelve months ended December 31, 2008 or in the balance sheet as of December 31, 2008. It is the Company’s accounting policy to classify interest and penalties relating to unrecognized tax benefits as interest expense and tax expense, respectively. As of December 31, 2008, returns for the calendar years 2005 through 2007 remain subject to examination by the Internal Revenue Service (“IRS”) and various state and local tax jurisdictions. As of December 31, 2008, certain returns for calendar year 2004 also remain subject to examination by various state and local tax jurisdictions.

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

Depreciation is computed using the straight-line method and estimated useful lives for buildings and improvements of 40 years and equipment and fixtures of 5 to 10 years. Expenditures for improvements to tenant spaces are capitalized as part of buildings and improvements and are amortized over the life of the initial term of each lease or the useful life of the asset. The Company commences depreciation of the asset once the improvements have been completed and the premise is placed into service. Expenditures for normal, recurring, or periodic maintenance are charged to expense when incurred. Renovations which improve or extend the life of the asset are capitalized.

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

Investments in Unconsolidated Entities

The Company accounts for its investments in unconsolidated entities using the equity method of accounting, as the Company exercises significant influence over, but does not control, these entities. In assessing whether or not the Company controls an entity, it applies the criteria of FIN 46R, “Consolidation of Variable Interest Entities”. Variable interest entities within the scope of FIN 46R are required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both. The Company has evaluated the applicability of FIN 46R to its investments in and advances to its joint ventures and has determined that these ventures do not meet the criteria of a variable interest entity and, therefore, consolidation of these ventures is not required. The Company’s investments in unconsolidated entities are initially recorded at cost, and subsequently adjusted for equity in earnings and cash contributions and distributions.

Fair Value Measurements

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

Fair value measurements for assets and liabilities where there exists limited or no observable market data are, therefore, based primarily upon estimates, and are often calculated based on the economic and competitive environment, the characteristics of the asset or liability and other factors. Therefore, fair value cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including but not limited to estimates of future cash flows, could impact the calculation of current or future values. The adoption of SFAS 157 for assets and liabilities did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. For further discussion on fair value and SFAS 157, see Note 11.

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

Recognition of Stock-Based Compensation Expense

On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). This Statement requires the Company to recognize the cost of its employee stock option and restricted stock awards in its consolidated statement of income based upon the grant date fair value. According to SFAS 123R, the total cost of the Company’s share-based awards is equal to their grant date fair value and is recognized over the service periods of the awards. The Company adopted the fair value recognition provisions of SFAS 123R using the modified prospective transition method. Under the modified prospective transition method, the Company began to recognize as expense the cost of unvested awards outstanding as of January 1, 2006.

2.	Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS 161 also requires entities to disclose additional information about the amounts and location of derivatives included within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not expect that SFAS 161 will have a material effect on the Company’s results of operations or financial position because it only requires new disclosure requirements. The Company will adopt the provisions of SFAS 161 in the first quarter of 2009.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles. This standard was effective November 13, 2008. The adoption of the provisions of SFAS 162 did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities”, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 clarifies that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are considered participating securities and should be included in the calculation of basic earnings per share using the two-class method prescribed by SFAS No. 128, “Earnings Per Share”. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. All prior period earnings per share amounts presented are required to be adjusted retrospectively. Accordingly, the Company will adopt the provisions of FSP EITF 03-6-1 in the first quarter 2009. The Company does not expect the adoption of the provisions of FSP EITF 03-6-1 to have a material effect on the Company’s consolidated financial condition, results of operations, or cash flows.

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

On January 23, 2006, the Company sold seven of these properties held for sale for $47,000 in aggregate, resulting in a gain of approximately $914, net of minority interest. The proceeds from the sale were used to pay down the Company’s Unsecured Revolving Credit Facility. Total revenue for the seven properties was $542 for the year ended December 31, 2006. The remaining two properties held for sale were added back to continuing operations as of December 31, 2006.

In June 2008, the Company sold Highland Square Shopping Center in Crossville, Tennessee, to a third party for approximately $9,200 in net proceeds. The transaction resulted in a loss on the sale of $400, net of minority interest, for the year ended December 31, 2008. Total revenue for Highland Square was $413, $969 and $979 for the years ended December 31, 2008, 2007, and 2006, respectively.

All periods presented reflect the operations of these eight properties as discontinued operations on the consolidated statements of income and comprehensive income in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

As of December 31, 2008 and 2007, the Company had not classified any properties as Real Estate Assets Held for Sale in its consolidated balance sheets, respectively.

4.	Accounts Receivable, Net

Accounts receivable includes $17,605 and $16,610 of unbilled straight-line rent receivables at December 31, 2008 and 2007.

Accounts receivable at December 31, 2008 and 2007 included $2,258 and $2,221, respectively, due from Atlantic Realty Trust (“Atlantic”) for reimbursement of tax deficiencies and interest related to the Internal Revenue Service (“IRS”) examination of the Company’s taxable years ended December 31, 1991 through 1995. Under terms of the tax agreement the Company entered into with Atlantic (“Tax Agreement”), Atlantic assumed all of the Company’s liability for tax and interest arising out of that IRS examination. Effective June 30, 2006, Atlantic was merged into (acquired by) Kimco SI 1339, Inc. (formerly known as SI 1339, Inc.), a wholly owned subsidiary of Kimco Realty Corporation (“Kimco”), with Kimco SI 1339, Inc. continuing as the surviving corporation. By way of the merger, Kimco SI 1339, Inc. acquired Atlantic’s assets, subject to its liabilities, including its obligations to the Company under the Tax Agreement. See Note 20.

5.	Investment in Real Estate, Net

Investment in real estate, net at December 31 consisted of the following:

	2008	2007

Land	$144,422	$136,566
Buildings and improvements	813,705	883,067
Construction in progress	46,982	25,739

	1,005,109	1,045,372
Less: accumulated depreciation	(174,717)	(168,962)

Investment in real estate, net	$830,392	$876,410

6.	Property Acquisitions and Dispositions

Acquisitions:

The Company had no acquisitions of wholly owned shopping center properties in the year ended December 31, 2008. However, the Company acquired various parcels of land for development purposes totaling approximately $11,640 in 2008.

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

			Purchase
Acquisition Date	Property Name	Property Location	Price

2008:
	None		$—

2007:
	None		$—

2006:
April	Paulding Pavilion*	Hiram, GA	$8,379
August	Collins Pointe Plaza**	Cartersville, GA	6,250
November	Aquia Towne Center II	Stafford, VA	5,850

Total			$20,479

*	The Operating Partnership acquired Paulding Pavilion in April 2006. Subsequent to the acquisition, the Operating Partnership sold Paulding Pavilion to a joint venture in which the Operating Partnership holds a 20% ownership percentage.

**	The Operating Partnership acquired Collins Pointe Plaza in August 2006. Subsequent to the acquisition, the Operating Partnership sold Collins Pointe Plaza to a joint venture in which the Operating Partnership holds a 20% ownership percentage.

Dispositions:

In June 2008, the Company sold Highland Square Shopping Center in Crossville, Tennessee, to a third party. The transaction resulted in a loss on the sale of $400, net of minority interest, in 2008. Income from operations and the loss on sale relating to Highland Square are classified in discontinued operations on the consolidated statements of income and comprehensive income for all periods presented. See Note 3.

In August 2008, the Company sold the Plaza at Delray shopping center in Delray Beach, Florida, to a joint venture in which it has a 20% ownership interest. Permanent financing for the shopping center was secured by the joint venture in the amount of $48,000 for five years at an interest rate of 6.0%. The transaction allowed the Company to pay down $43,000 in long-term debt. The Company recognized a gain of $8,213, net of taxes, on the sale of this center, which represents the gain attributable to the joint venture partner’s 80% ownership interest.

During 2008, the Company sold various parcels of land resulting in a total net gain of $1,477.

In March 2007, the Company sold its ownership interest in Chester Springs Shopping Center to a joint venture in which it has a 20% ownership interest. The joint venture assumed debt of $23,800 in connection with the sale of this center and the Company recognized a gain of $21,801, net of taxes, on the sale of this center, which represents the gain attributable to the joint venture partner’s 80% ownership interest.

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

In December 2007, the Company sold its ownership interest in Mission Bay Plaza to a joint venture in which it has a 30% ownership interest. The joint venture assumed debt of $40,500 in connection with the sale of this center. The joint venture’s initial investment was not sufficient to allow the Company to recognize the gain attributable to the joint venture partner’s 70% ownership interest, therefore, $11,700 of the gain was deferred in 2007. In January 2008, the proceeds were received and the Company recognized the gain of $11,700.

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

7.	Equity Investments in and Advances to Unconsolidated Entities

As of December 31, 2008, the Company had investments in the following unconsolidated entities:

		Total Assets	Total Assets
	Ownership as of	as of	as of
	December 31,	December 31,	December 31,
Unconsolidated Entities	2008	2008	2007

S-12 Associates	50%	$661	$663
Ramco/West Acres LLC	40%	9,877	10,232
Ramco/Shenandoah LLC	40%	15,592	16,452
Ramco/Lion Venture LP	30%	536,446	564,291
Ramco 450 Venture LLC	20%	362,885	274,057
Ramco 191 LLC	20%	23,240	19,028
Ramco RM Hartland SC LLC	20%	19,760	17,926
Ramco HHF KL LLC	7%	52,461	53,857
Ramco HHF NP LLC	7%	28,126	28,213
Ramco Jacksonville North Industrial LLC	5%	1,257	1,193

		$1,050,305	$985,912

In 2007, we formed Ramco RM Hartland SC LLC (formerly Ramco Highland Disposition LLC) to develop a traditional shopping center in Hartland, Michigan. We own 20% of the joint venture and our joint venture partner owns 80%.

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

In 2006, the Company formed Ramco 450 Venture LLC, a joint venture with an investor advised by Heitman LLC. The joint venture will acquire up to $450 million of core and core-plus community shopping centers located in the Midwestern and Mid-Atlantic United States. The Company owns 20% of the equity in the joint venture and its joint venture partner owns 80%. In December 2006, the Company sold its Merchants Square shopping center in Carmel, Indiana and its Crofton Centre shopping center in Crofton, Maryland to the joint venture. The Company sold its Chester Springs shopping center and its Plaza at Delray shopping center to the joint venture in 2007 and 2008, respectively. The Company recognized 80% of the gain on the sale of these four centers to the joint venture, representing the gain attributable to the joint venture partner’s 80% ownership interest. The remaining 20% of the gain on the sale of these two centers has been deferred and recorded as a reduction in the carrying amount of the Company’s equity investments in and advances to unconsolidated entities.

Ramco 450 Venture LLC acquired the following shopping centers:

			Purchase	Debt
Acquisition Date	Property Name	Property Location	Price	Assumed

2008
August	Plaza at Delray*	Delray Beach, FL	$71,800	$—

2007
February	Peachtree Hill	Duluth, GA	$54,100	$—
March	Chester Springs*	Chester, NJ	24,100	23,800
October	Shops on Lane Avenue	Upper Arlington, OH	45,200	—
October	Upper Arlington 450 LLC	Upper Arlington, OH	800	—
December	Olentangy Plaza	Columbus, OH	33,000	—
December	Market Plaza	Glen Ellyn, IL	36,000	—

			$193,200	$23,800

2006
December	Crofton Centre*	Crofton, MD	$25,000	$—
December	Merchants’ Square*	Carmel, IN	45,900	21,500

			$70,900	$21,500

*	Acquired from the Company

In 2006, the Company also formed Ramco 191 LLC, a joint venture with Heitman Value Partners Investments LLC to acquire neighborhood, community or power shopping centers with significant value-added opportunities in infill locations in metropolitan trade areas. The Company owns 20% of the joint venture and its joint venture partner owns 80%. During 2007, the Company sold Paulding Pavilion to the joint venture. The Company recognized 80% of the gain on the sale of this center to the joint venture, representing the gain attributable to the joint venture partner’s 80% ownership interest. The remaining 20% of the gain on the sale of this center has been deferred and recorded as a reduction in the carrying amount of the Company’s equity investments in and advances to unconsolidated entities. During 2006, the Company sold Collins Pointe Plaza to the joint venture. The Company recognized 80% of the gain on the sale of this center to the joint venture, representing the gain attributable to the joint venture partner’s 80% ownership interest. The remaining 20% of the gain on the sale of this center has been deferred and recorded as a reduction in the carrying amount of the Company’s equity investments in and advances to unconsolidated entities.

Ramco 191 LLC acquired the following shopping centers:

		Property	Purchase	Debt
Acquisition Date	Property Name	Location	Price	Assumed

2007
July	Paulding Pavilion*	Hiram, GA	$8,400	$4,675

2006
December	Collins Pointe*	Carterville, GA	$6,300	$—

*	Acquired from the Company

In December 2004, the Company formed Ramco/Lion Venture LP (“RLV”) with affiliates of Clarion Lion Properties Fund (“Clarion”), a private equity real estate fund sponsored by ING Clarion Partners. The Company owns 30% of the equity in RLV and Clarion owns 70%.

Ramco/Lion Venture LP acquired the following shopping centers:

Acquisition		Property	Purchase	Debt
Date	Property Name	Location	Price	Assumed

2007
January	Cocoa Commons	Cocoa, FL	$13,500	$—
March	Cypress Point	Clearwater, FL	24,500	14,500
August	The Shops at Old Orchard	West Bloomfield, MI	13,500	—
December	Mission Bay Plaza*	Boca Raton, FL	73,500	40,500

			$125,000	$55,000

2006
December	Troy Home Expo	Troy, MI	$13,350	$—

2005
January	Oriole Plaza	Delray Beach, FL	$23,200	$12,334
February	Martin Square	Stuart, FL	23,200	14,364
February	West Broward Shopping Center	Plantation, FL	15,800	10,201
February	Marketplace of Delray	Delray Beach, FL	28,100	17,482
March	Winchester Square	Rochester, MI	53,000	31,189
March	Hunter’s Square	Farmington Hills, MI	75,000	40,450
May	Millennium Park	Livonia, MI	53,100	—
December	Troy Marketplace	Troy, MI	36,500	—
December	Gratiot Crossing	Chesterfield Township, MI	22,500	—

			$330,400	$126,020

*	Acquired from the Company

Debt

The Company’s unconsolidated entities had the following debt outstanding at December 31, 2008:

	Balance	Interest
Unconsolidated Entities	outstanding	Rate	Maturity Date

S-12 Associates	$905	6.8%	May 2016(1)
Ramco/West Acres LLC	8,697	8.1%	April 2030(2)
Ramco/Shenandoah LLC	12,042	7.3%	February 2012
Ramco/Lion Venture LP	272,731	Various(3)
Ramco 450 Venture LLC	222,750	Various(4)
Ramco 191 LLC	8,419	1.9%	June 2010
Ramco RM Hartland SC, LLC	8,505	4.6%	July 2009
Ramco RM Hartland SC, LLC	5,993	13.0%	October 2009
Ramco Jacksonville North Industrial LLC	723	2.7%	September 2009

	$540,765

(1)	Interest rate resets per formula annually.

(2)	Under terms of the note, the anticipated payment date is April 2010.

(3)	Interest rates range from 4.6% to 8.3%, with maturities ranging from November 2009 to June 2020.

(4)	Interest rates range from 3.6% to 6.0% with maturities ranging from February 2009 to January 2018.

Fees and Management Income from Transactions with Joint Ventures

Under the terms of agreements with joint ventures, Ramco is the manager of the joint ventures and their properties, earning fees for acquisitions, development, management, leasing, and financing. The fees earned by Ramco, which are reported in the Company’s consolidated statements of income and comprehensive income as fees and management income, are summarized as follows:

	2008	2007	2006

Management fees	$2,848	$1,944	$1,182
Leasing fees	958	585	1,279
Acquisition fees	675	2,868	2,338
Financing fees	300	989	66

Total	$4,781	$6,386	$4,865

Concurrently with the sale of Plaza at Delray to Ramco 450 Venture LLC, during 2008, the Company entered into a Master Lease agreement for vacant tenant space at the center. Under terms of the agreement, the Company is responsible for minimum rent and recoveries of operating expense for a period of one year ending August 2009, or until such time that the spaces are leased. During 2008, the Company paid $204 to the joint venture as required under the agreements.

In 2007, as part of the sale of Kissimmee West and Shoppes of Lakeland to Ramco HHF KL LLC, the Company entered into Master Lease agreements for vacant tenant space at each of the two centers. Under terms of the agreements, the Company is responsible for minimum rent, recoveries of operating expense, and future tenant allowance, if any, for a period ending June 2009, or until such time that the spaces are leased. The Company paid $414 and $197 in 2008 and 2007, respectively, to the joint venture as required under the agreements.

Combined Condensed Financial Information

Combined condensed financial information of the Company’s unconsolidated entities is summarized as follows:

	2008	2007	2006

ASSETS
Investment in real estate, net	$1,012,752	$921,107	$576,428
Other assets	37,553	64,805	19,214

Total Assets	$1,050,305	$985,912	$595,642

LIABILITIES
Mortgage notes payable	$540,766	$472,402	$343,094
Other liabilities	25,641	47,615	23,143
Owners’ equity	483,898	465,895	229,405

Total Liabilities and Owners’ Equity	$1,050,305	$985,912	$595,642

Company’s equity investments in and advances to unconsolidated entities	$95,867	$117,987	$75,824

TOTAL REVENUES	$97,994	$70,445	$51,379
TOTAL EXPENSES	86,894	61,697	41,370

NET INCOME	$11,100	$8,748	$10,009

COMPANY’S SHARE OF EARNINGS FROM UNCONSOLIDATED ENTITIES	$2,506	$2,496	$3,002

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

9.	Other Assets, Net

Other assets at December 31 were as follows:

	2008	2007

Leasing costs	$38,980	$35,646
Intangible assets	5,836	6,673
Deferred financing costs	6,626	5,818
Other	5,904	5,400

	57,346	53,537
Less: accumulated amortization	(34,320)	(29,956)

	23,026	23,581
Prepaid expenses and other	12,967	12,079
Proposed development and acquisition costs	1,352	1,901

Other assets, net	$37,345	$37,561

Intangible assets at December 31, 2008 included $4,526 of lease origination costs and $1,228 of favorable leases related to the allocation of the purchase prices for acquisitions made since 2002. These assets are being amortized over the lives of the applicable leases as reductions or additions to minimum rent revenue, as appropriate, over the initial terms of the respective leases.

At December 31, 2008 and 2007, $1,994 and $2,943, respectively, of intangible assets, net of accumulated amortization of $3,761 and $3,649, respectively, were included in other assets in the consolidated balance sheets. Of this amount, approximately $1,543 and $2,351, respectively, was attributable to in-place leases, principally lease origination costs and $451 and $592, respectively, was attributable to above-market leases. Included in accounts payable and accrued expenses at December 31, 2008 and 2007 were intangible liabilities related to below-market leases of $706 and $1,052, respectively, and an adjustment to increase debt to fair market value in the amount of $588 and $843, respectively. The lease-related intangible assets and liabilities are being amortized over the terms of the acquired leases, which resulted in additional expense of approximately $130, $264 and $335, respectively, and an increase in revenue of $221, $343 and $457, respectively, for the years ended December 31, 2008, 2007, and 2006. The adjustment of debt decreased interest expense by $254 and $267 for the years ended December 31, 2008 and 2006, respectively and increased interest expense by $46 for the year ended December 31, 2007.

The average amortization period for intangible assets attributable to lease origination costs and for favorable leases is 5.5 years and 4.5 years, respectively.

The Company recorded amortization of deferred financing costs of $971, $1,166, and $1,129, respectively, during the years ended December 31, 2008, 2007, and 2006. This amortization has been recorded as interest expense in the Company’s consolidated statements of income.

The following table represents estimated aggregate amortization expense related to other assets as of December 31, 2008:

Year Ending December 31,

2009	$6,230
2010	4,337
2011	3,325
2012	2,505
2013	1,825
Thereafter	4,804

Total	$23,026

10.	Mortgages and Notes Payable

Mortgages and notes payable at December 31 consisted of the following:

	2008	2007

Fixed rate mortgages with interest rates ranging from 4.8% to 8.1%, due at various dates from December 2009 through May 2018	$354,253	$395,140
Floating rate mortgages with interest rates ranging from 3.4% to 3.9%, due at various dates from March 2009 through November 2009	15,023	16,336
Secured Revolving Credit Facility, with an interest rate at LIBOR plus 325 basis points due December 2009. The effective rate at December 31, 2008 was 4.3%	40,000	—
Junior subordinated notes, unsecured, due January 2038, with an interest rate fixed until January 2013 when the notes are redeemable or the interest rate becomes LIBOR plus 330 basis points. The effective rate at December 31, 2008 and December 31, 2007 was 7.9%	28,125	28,125
Unsecured Term Loan Credit Facility, with an interest rate at LIBOR plus 130 to 165 basis points, due December 2010, maximum borrowings $100,000. The effective rate at December 31, 2008 and December 31, 2007 was 5.7% and 6.4%, respectively	100,000	100,000
Unsecured Revolving Credit Facility, with an interest rate at LIBOR plus 115 to 150 basis points, due December 2009, maximum borrowings $150,000. The effective rate at December 31, 2008 and December 31, 2007 was 3.0% and 6.4%, respectively	125,200	111,200
Secured Term Loan, with an interest rate at LIBOR plus 150 basis points, paid in full December 2008	—	40,000

	$662,601	$690,801

The mortgage notes, both fixed rate and floating rate, are secured by mortgages on properties that have an approximate net book value of $445,195 as of December 31, 2008.

The Company has a $250,000 unsecured credit facility (the “Credit Facility”) consisting of a $100,000 unsecured term loan credit facility and a $150,000 unsecured revolving credit facility. The Credit Facility provides that the unsecured revolving credit facility may be increased by up to $100,000 at the Company’s request, dependent on there being a lender(s) willing to acquire the additional commitment, for a total unsecured revolving credit facility commitment of $250,000. The unsecured term loan credit facility matures in December 2010 and bears interest at a rate equal to LIBOR plus 130 to 165 basis points, depending on certain debt ratios. In October 2008, the Company exercised its option to extend the unsecured revolving credit facility to December 2009. The unsecured revolving credit facility bears interest at a rate equal to LIBOR plus 115 to 150 basis points, depending on certain debt ratios. The Company retains the option to extend the maturity date of the unsecured revolving credit facility to December 2010. It is anticipated that funds borrowed under the Credit Facility will be used for general corporate purposes, including working capital, capital expenditures, the repayment of indebtedness or other corporate activities.

In December 2008, the Company entered into a new $40,000 revolving credit facility securing The Town Center at Aquia. The Company utilized the proceeds from the secured revolving credit facility to retire the debt on three shopping centers. At its option, the Company can extend the maturity date of the secured revolving credit facility to December 2010.

At December 31, 2008, outstanding letters of credit issued under the Credit Facility, not reflected in the accompanying consolidated balance sheets, total approximately $1,776. These letters of credit reduce the availability under the Credit Facilty.

The Credit Facility and the secured term loan contain financial covenants relating to total leverage, fixed charge coverage ratio, loan to asset value, tangible net worth and various other calculations. As of December 31, 2008, the Company was in compliance with the covenant terms.

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

Under terms of various debt agreements, the Company may be required to maintain interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate debt. The Company has interest rate swap agreements with an aggregate notional amount of $160,000 in effect at December 31, 2008. Based on rates in effect at December 31, 2008, the agreements provide for fixed rates ranging from 4.4% to 6.6% and expire January 2009 through December 2010.

The following table presents scheduled principal payments on mortgages and notes payable as of December 31, 2008:

Year Ending December 31,

2009	$207,704
2010	126,580
2011	27,932
2012	34,011
2013	33,485
Thereafter	232,889

Total	$662,601

With respect to the various fixed rate mortgages, floating rate mortgages, the Secured Revolving Credit Facility, and the Unsecured Revolving Credit Facility due in 2009 or extended under existing agreements, it is the Company’s intent to refinance these mortgages and notes payable. However, there can be no assurance that the Company will be able to refinance its debt on commercially reasonable or any other terms.

11.	Fair Value

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of liabilities measured at fair value on a recurring basis as of December 31, 2008 (in thousands). The Company did not have any material assets that were required to be measured at fair value on a recurring basis at December 31, 2008.

	Total
	Fair Value	Level 1	Level 2	Level 3

Liabilities
Derivative liabilities(1)	$(3,851)	$—	$(3,851)	$—

(1)	Interest rate swaps

The carrying values of cash and cash equivalents, restricted cash, receivables and accounts payable and accrued liabilities are reasonable estimates of their fair values because of the short maturity of these financial instruments. As of December 31, 2008 and 2007, the carrying amounts of the Company’s borrowings under variable rate debt approximated fair value.

The Company estimated the fair value of fixed rate mortgages using a discounted cash flow analysis, based on its incremental borrowing rates for similar types of borrowing arrangements with the same remaining maturity. The following table summarizes the fair value and net book value of properties with fixed rate debt as of December 31:

	2008	2007

Fair value of debt	$467,835	$494,843
Net book value	$482,378	$418,812

Considerable judgment is required to develop estimated fair values of financial instruments. Although the fair value of the Company’s fixed rate debt differs from the carrying amount, settlement at the reported fair value may not be possible or may not be a prudent management decision. The estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments.

12.	Interest Rate Swap Agreements

As of December 31, 2008, the Company has $160,000 of interest rate swap agreements. Under the terms of certain debt agreements, the Company is required to maintain interest rate swap agreements in an amount necessary to ensure that the Company’s variable rate debt does not exceed 25% of its assets, as computed under the agreements, to reduce the impact of changes in interest rates on its variable rate debt. Based on rates in effect at December 31, 2008, the agreements provide for fixed rates ranging from 4.4% to 6.6% on a portion of the Company’s unsecured credit facility and expire on various dates from January 2009 through December 2010.

On the date the Company enters into an interest rate swap, the derivative is designated as a hedge against the variability of cash flows that are to be paid in connection with a recognized liability. Subsequent changes in the fair value of a derivative designated as a cash flow hedge that is determined to be highly effective are recorded in other comprehensive income (“OCI”) until earnings are affected by the variability of cash flows of the hedged transaction. The differential between fixed and variable rates to be paid or received is accrued, as interest rates change, and recognized currently as interest expense in the consolidated statement of income.

The following table summarizes the notional values and fair values of the Company’s derivative financial instruments as of December 31, 2008:

	Hedge	Notional	Fixed	Fair	Expiration
Underlying Debt	Type	Value	Rate	Value	Date

Credit Facility	Cash Flow	$10,000	6.2%	$(5)	01/2009
Credit Facility	Cash Flow	10,000	6.2%	(5)	01/2009
Credit Facility	Cash Flow	20,000	6.5%	(151)	03/2009
Credit Facility	Cash Flow	20,000	6.6%	(219)	03/2009
Credit Facility	Cash Flow	20,000	4.4%	(683)	12/2010
Credit Facility	Cash Flow	10,000	4.6%	(359)	12/2010
Credit Facility	Cash Flow	10,000	4.6%	(359)	12/2010
Credit Facility	Cash Flow	10,000	4.6%	(371)	12/2010
Credit Facility	Cash Flow	10,000	4.6%	(371)	12/2010
Credit Facility	Cash Flow	20,000	4.7%	(664)	12/2010
Credit Facility	Cash Flow	20,000	4.7%	(664)	12/2010

		$160,000		$(3,851)

The change in fair market value of the interest rate swap agreements resulted in other comprehensive loss of $3,006 and $1,092 for the years ended December 31, 2008 and 2007, respectively, and resulted in other comprehensive income of $291 for the year ended December 31, 2006.

13.	Leases

Revenues

Approximate future minimum revenues from rentals under noncancelable operating leases in effect at December 31, 2008, assuming no new or renegotiated leases or option extensions on lease agreements are as follows:

Year Ending December 31,

2009	$84,405
2010	80,067
2011	73,609
2012	63,449
2013	54,710
Thereafter	254,933

Total	$611,173

Expenses

The Company has an operating lease for its corporate office space for a term expiring in 2014. The Company also has operating leases for office space in Florida and land at one of its shopping centers. In addition, the Company has a capitalized ground lease. Total amounts expensed relating to these leases were $1,538, $1,526 and $1,540 for the years ended December 31, 2008, 2007, and 2006, respectively.

Approximate future minimum rental expense under the Company’s noncancelable operating leases, assuming no option extensions, and the capitalized ground lease at one of its shopping centers, is as follows:

	Operating	Capital
Year Ending December 31:	Leases	Lease

2009	$896	$677
2010	909	677
2011	916	677
2012	938	677
2013	961	677
Thereafter	1,517	5,955

Total minimum lease payments	6,137	9,340
Less: amounts representing interest	—	(2,149)

Total	$6,137	$7,191

14.	Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) (in thousands, except per share data):

	2008	2007	2006

Numerator:
Income from continuing operations before minority interest	$27,690	$45,694	$40,330
Minority interest	(3,966)	(7,270)	(6,206)
Preferred shares dividends	—	(3,146)	(6,655)
Loss on redemption of preferred shares	—	(1,269)	—

Income from continuing operations available to common shareholders	23,724	34,009	27,469
Discontinued operations, net of minority interest:
Gain (loss) on sale of real estate assets	(400)	—	914
Income from operations	177	251	586

Net income available to common shareholders — basic(1)	23,501	34,260	28,969
Add Series C Preferred Share dividends	—	1,081	—

Net income available to common shareholders — diluted(1)	$23,501	$35,341	$28,969

Denominator:
Weighted-average common shares for basic EPS	18,471	17,851	16,665
Effect of dilutive securities:
Preferred shares	—	624	—
Options outstanding	7	54	51

Weighted-average common shares for diluted EPS	18,478	18,529	16,716

Basic EPS:
Income from continuing operations	$1.28	$1.91	$1.65
Income (loss) from discontinued operations	(0.01)	0.01	0.09

Net income	$1.27	$1.92	$1.74

Diluted EPS:
Income from continuing operations	$1.28	$1.90	$1.64
Income (loss) from discontinued operations	(0.01)	0.01	0.09

Net income	$1.27	$1.91	$1.73

(1)	During 2007, the Company’s Series C Preferred Shares were dilutive and therefore the Series C Preferred Shares were included in the calculation of diluted EPS. As of June 1, 2007, all of the Company’s Series C Preferred Shares had been redeemed. Therefore, for the year ended December 31, 2008, the Company’s Series C Preferred Shares were not included in the calculation of diluted EPS. In 2006, the Series C Preferred Shares were antidilutive and therefore not included in the calculation of diluted EPS.

15.	Shareholders’ Equity

On April 2, 2007, the Company announced that it would redeem all of its outstanding 7.95% Series C Cumulative Convertible Preferred Shares of Beneficial Interest on June 1, 2007. As of June 1, 2007, 1,856,846 Series C Preferred Shares, or approximately 98% of the total outstanding as of the April 2007 redemption notice, had been converted into common shares of beneficial interest on a one-for-one basis. The remaining 31,154 Series C Cumulative Convertible Preferred Shares were redeemed on June 1, 2007, at the preferred redemption price of $28.50 resulting in a charge to equity of $35, plus accrued and unpaid dividends.

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

2008 Restricted Share Plan for Non-Employee Trustees

During 2008, the Company adopted the 2008 Restricted Share Plan for Non-Employee Trustees (the “Trustees’ Plan”) which provides for granting up to 160,000 restricted shares awards to non-employee trustees of the Company. Each non-employee trustee will be granted 2,000 on June 30 of each year. Each grant of 2,000 shares will vest ratably over three years on the anniversary of the grant date. Awards under the Trustees’ Plan are granted in shares and are not based on dollar value; therefore the dollar value of the benefits to be received is not determinable.

2003 and 1997 Non-Employee Trustee Stock Option Plans

These plans were terminated on June 11, 2008 and March 5, 2003, respectively, except with respect to awards outstanding. Shares subject to outstanding awards under the two Non-Employee Trustee Stock Option Plans are not available for re-grant if the awards are forfeited or cancelled.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS 123R using the modified prospective transition method. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS 123R. Prior to the adoption of SFAS 123R, the Company did not recognize compensation cost for stock options when the option exercise price equaled the market value on the date of the grant. Prior to the adoption of SFAS 123R, the Company recognized the estimated compensation cost of restricted stock awards over the vesting term.

The Company recognized the stock-based compensation expense of $1,251, $660, and $461 for 2008, 2007 and 2006, respectively. The total fair value of shares vested during the years ended December 31, 2008, 2007 and 2006 was $326, $186 and $93, respectively. The fair values of each option granted used in determining the stock-based compensation expense is estimated on the date of grant using the Black-Scholes option- pricing model. This model incorporates certain assumptions for inputs including risk-free rates, expected dividend yield of the underlying common stock, expected option life and expected volatility. The Company used the following assumptions for options granted in the following periods:

	2007	2006

Weighted average fair value of grants	$4.46	$3.41
Risk-free interest rate	4.5%	4.6%
Dividend yield	5.5%	5.9%
Expected life (in years)	5	5
Expected volatility	21.6%	20.7%

The options are part of the LTIP and may be granted annually based on attaining certain company performance criteria. Shares available for future grants under the plan totaled 126,332 at December 31, 2008. The Company recognized $1,026, ($134) and $545 of expense (income) related to restricted stock grants during the years ended December 31, 2008, 2007 and 2006, respectively.

The following table reflects the stock option activity for all plans described above:

		Weighted
		Average	Aggregate
	Number of	Exercise	Intrinsic
	Shares	Price	Value
			(In thousands)

Outstanding at January 1, 2006	205,366	$22.84
Granted	88,842	28.74
Cancelled, expired or forfeited	(8,027)	27.83
Exercised	(38,877)	18.23	$677

Balance at December 31, 2006	247,304	$25.53
Granted	116,585	34.53
Cancelled, expired or forfeited	(8,708)	31.39
Exercised	(10,744)	24.99	$133

Balance at December 31, 2007	344,437	$28.45
Granted	—	—
Cancelled, expired or forfeited	(3,388)	24.92
Exercised	(2,000)	19.63	$5

Balance at December 31, 2008	339,049	$28.53

Options exercisable at December 31:
2006	105,982	$21.96	$1,715
2007	159,221	$24.20	$—
2008	243,883	$26.73	$—
Weighted-average fair value of options granted during the year:
2006	$3.41
2007	$4.46
2008	$—

The following tables summarize information about options outstanding at December 31, 2008:

	Options Outstanding
		Weighted-Average		Options Exercisable
		Remaining	Weighted-Average		Weighted-Average
Range of Exercise Price	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$14.06 — $19.63	39,000	1.7	$15.47	39,000	$15.47
$23.77 — $27.96	109,750	5.8	26.74	109,750	26.74
$28.8 — $29.06	79,143	7.0	29.03	55,782	29.01
$34.30 — $36.50	111,156	8.1	34.54	39,351	34.64

	339,049	6.4	$28.53	243,883	$26.73

A summary of the activity of restricted stock under LTIP for the years ended December 31, 2008, 2007 and 2006 is presented below:

		Weighted
		Average
	Number of	Grant-Date
	Shares	Fair Value

Outstanding at January 1, 2006	—	$—
Granted	3,703	27.01
Forfeited	—

Outstanding at December 31, 2006	3,703
Granted	13,292	37.18
Forfeited	—

Outstanding at December 31, 2007	16,995
Granted	109,188	22.08
Forfeited	—

Outstanding at December 31, 2008	126,183	$23.82

As of December 31, 2008 there was approximately $2,372 of total unrecognized compensation cost related to nonvested restricted share awards granted under the Company’s various share-based plans that it expects to recognize over a weighted average period of 3.1 years.

The Company received cash of $39, $268 and $298 from options exercised during the years ended December 31, 2008, 2007 and 2006, respectively. The impact of these cash receipts is included in financing activities in the accompanying consolidated statements of cash flows.

17.	401(k) Plan

The Company sponsors a 401(k) defined contribution plan covering substantially all officers and employees of the Company which allows participants to defer a percentage of compensation on a pre-tax basis up to a statutory limit. The Company contributes up to a maximum of 50% of the employee’s contribution, up to a maximum of 5% of an employee’s annual compensation. During the years ended December 31, 2008, 2007 and 2006, the Company’s matching cash contributions were $267, $220, and $203, respectively. For 2009, the Company suspended the matching of employee contributions.

18.	Quarterly Financial Data (Unaudited)

The following table sets forth the quarterly results of operations for the years ended December 31, 2008 and 2007 (in thousands, except per share amounts):

	Quarters Ended 2008
	March 31	June 30	September 30	December 31

Revenue	$36,374	$35,972	$34,645	$35,197
Operating income (loss)	2,358	3,061	3,720	(3,550)
Income (loss) from continuing operations	11,361	3,291	11,585	(2,513)
Discontinued operations	84	(307)	—	—

Net income (loss)	$11,445	$2,984	$11,585	$(2,513)

Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.61	$0.18	$0.63	$(0.14)
Discontinued operations	0.01	(0.02)	—	—

Net income (loss)	$0.62	$0.16	$0.63	$(0.14)

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.61	$0.18	$0.63	$(0.14)
Discontinued operations	0.01	(0.02)	—	—

Net income (loss)	$0.62	$0.16	$0.63	$(0.14)

	Quarters Ended 2007
	March 31	June 30	September 30	December 31

Revenue	$39,860	$36,998	$37,506	$37,923
Operating income (loss)	5,485	2,827	3,808	(1,566)
Income from continuing operations	23,808	10,983	3,222	411
Discontinued operations	57	62	62	70

Net income	$23,865	$11,045	$3,284	$481

Basic earnings (loss) per share:
Income (loss) from continuing operations	$1.33	$0.58	$0.14	$(0.06)
Discontinued operations	0.01	—	0.01	—

Net income (loss)	$1.34	$0.58	$0.15	$(0.06)

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$1.24	$0.56	$0.14	$(0.06)
Discontinued operations	0.01	—	0.01	—

Net income (loss)	$1.25	$0.56	$0.15	$(0.06)

Earnings per share, as reported in the above table, are based on weighted average common shares outstanding during the quarter and, therefore, may not agree with the earnings per share calculated for the years ended December 31, 2008 and 2007. During the quarters ended March 31, 2007, June 30, 2007 and for the full year ended December 31, 2007, the Series C Cumulative Convertible Preferred Shares were dilutive and were included in the calculation of diluted earnings per share.

19.	Transactions With Related Parties

The Company has management agreements with various partnerships and performs certain administrative functions on behalf of entities owned in part by certain trustees and/or officers of the Company. The following revenue was earned during the three years ended December 31 from these related parties:

	2008	2007	2006

Management fees	$114	$118	$149
Leasing fees	57	17	30
Brokerage commissions	—	20	—
Payroll reimbursement	12	12	15

Total	$183	$167	$194

The Company had receivables from related parties of $34 and $21 at December 31, 2008 and 2007, respectively.

20.	Commitments and Contingencies

Construction Costs

In connection with the development and expansion of various shopping centers as of December 31, 2008, the Company has entered into agreements for construction costs of approximately $29,744, including approximately $14,697 for costs related to the development of The Towne Center at Aquia and approximately $9,172 for costs related to the development of Hartland Towne Square.

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

Pursuant to the Closing Agreement we agreed to an adjustment to our taxable income for each of our taxable years ended December 31, 1991 through 1995. The Company has advised the relevant taxing authorities for the state and local jurisdictions where it conducted business during those years of such adjustments and the terms of the Closing Agreement. We believe that our exposure to state and local tax, penalties and interest will not exceed $1,391 as of December 31, 2008. It is management’s belief that any liability for state and local tax, penalties, interest, and other miscellaneous expenses that may exist in relation to the IRS Audit will be covered under the Tax Agreement.

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

Common Shares Repurchase

In December 2005, the Board of Trustees authorized the repurchase, at management’s discretion, of up to $15,000 of the Company’s common shares. The program allows the Company to repurchase its common shares from time to time in the open market or in privately negotiated transactions. As of December 31, 2007, the Company had purchased and retired 287,900 shares of the Company’s common stock under this program at an average cost of $27.11 per share, and approximately $7,200 of common shares may yet be purchased under such repurchase program.

21.	Subsequent Event

In February 2009, Ramco Peachtree Hill LLC, an entity in a joint venture in which the Company has a 20% ownership interest, entered into a loan securing the Peachtree Hill shopping center in Duluth, GA. The $15.0 million loan extends the maturity date of the debt to February 2010. The loan is secured by unconditional guarantees of payment and performance by Ramco 450 Venture LLC, the Company, and its majority owned subsidiary, Ramco-Gershenson Properties, L.P, the Operating Partnership.

Years Ended December 31, 2008 and 2007 (Dollars in thousands)

22.	Real Estate Assets

Net Investment in Real Estate Assets at December 31, 2008

						Initial Cost to Company		Subsequent	Gross Cost at
							Building &	Additions	End of Period(b)
			Year	Year	Year		Improvements	(Retirements),		Building &		Accumulated
Property	Location		Constructed(a)	Acquired	Renovated	Land	(f)	Net	Land	Improvements	Total	Depreciation(c)	Encumbrances

Florida
Coral Creek Shops	Coconut Creek	Florida	1992	2002		1,565	14,085	61	1,572	14,139	15,711	2,323	(e	)
Gateway Commons	Lakeland	Florida		2008		17,625	—	3,099	17,625	3,099	20,724	—
Lantana Shopping Center	Lantana	Florida	1959	1996	2002	2,590	2,600	7,034	2,590	9,634	12,224	2,610	(e	)
Naples Towne Center	Naples	Florida	1982	1996	2003	218	1,964	5,018	807	6,393	7,200	1,799	(d	)
Parkway Shops	Jacksonville	Florida		2008		11,035	—	241	11,035	241	11,276	—	(e	)
Pelican Plaza	Sarasota	Florida	1983	1997		710	6,404	403	710	6,807	7,517	1,945	(d	)
River City	Jacksonville	Florida	2005	2005		19,768	73,859	5,158	12,068	86,717	98,785	5,062	(e	)
River Crossing Centre	New Port Richey	Florida	1998	2003		728	6,459	7	728	6,466	7,194	909	(e	)
Rivertowne Square	Deerfield Beach	Florida	1980	1998		954	8,587	707	954	9,294	10,248	2,016	(d	)
Southbay Shopping Center	Osprey	Florida	1978	1998		597	5,355	554	597	5,909	6,506	1,657	(d	)
Sunshine Plaza	Tamarac	Florida	1972	1996	2001	1,748	7,452	12,677	1,748	20,129	21,877	6,796	(e	)
The Crossroads	Royal Palm Beach	Florida	1988	2002		1,850	16,650	130	1,857	16,773	18,630	2,807	(e	)
Village Lakes Shopping Center	Land O’ Lakes	Florida	1987	1997		862	7,768	430	862	8,198	9,060	2,238	(d	)
Georgia
Centre at Woodstock	Woodstock	Georgia	1997	2004		1,880	10,801	(323)	1,987	10,371	12,358	1,147	(e	)
Conyers Crossing	Conyers	Georgia	1978	1998	1989	729	6,562	675	729	7,237	7,966	2,126	(d	)
Holcomb Center	Alpharetta	Georgia	1986	1996		658	5,953	5,371	3,432	8,550	11,982	2,095	(d	)
Horizon Village	Suwanee	Georgia	1996	2002		1,133	10,200	79	1,143	10,269	11,412	1,722	(d	)
Mays Crossing	Stockbridge	Georgia	1984	1997	1986	725	6,532	1,742	725	8,274	8,999	2,215	(d	)
Promenade at Pleasant Hill	Duluth	Georgia	1993	2004		3,891	22,520	(678)	3,650	22,083	25,733	2,483	(e	)
Michigan
Auburn Mile	Auburn Hills	Michigan	2000	1999		15,704	—	(7,237)	5,917	2,550	8,467	1,201	(e	)
Beacon Square	Grand Haven	Michigan	2004	2004		1,806	6,093	2,406	1,809	8,496	10,305	714	(e	)
Clinton Pointe	Clinton Township	Michigan	1992	2003		1,175	10,499	(135)	1,175	10,364	11,539	1,415	(d	)
Clinton Valley Mall	Sterling Heights	Michigan	1977	1996	2002	1,101	9,910	6,438	1,101	16,348	17,449	4,635	(d	)
Clinton Valley	Sterling Heights	Michigan	1985	1996		399	3,588	3,870	523	7,334	7,857	2,244	(d	)
Eastridge Commons	Flint	Michigan	1990	1996	2001	1,086	9,775	2,371	1,086	12,146	13,232	4,456	(d	)
Edgewood Towne Center	Lansing	Michigan	1990	1996	2001	665	5,981	122	645	6,123	6,768	1,965	(d	)
Fairlane Meadows	Dearborn	Michigan	1987	2003		1,955	17,557	308	1,956	17,864	19,820	2,447	(d	)
Fraser Shopping Center	Fraser	Michigan	1977	1996		363	3,263	908	363	4,171	4,534	1,308	(d	)
Gaines Marketplace	Gaines Twp.	Michigan	2005	2004		226	6,782	8,846	8,343	7,511	15,854	725	(e	)
Hartland Towne Square	Hartland	Michigan		2008		8,138	2,022	887	5,738	5,309	11,047	—
Hoover Eleven	Warren	Michigan	1989	2003		3,308	29,778	229	3,304	30,011	33,315	3,799	(e	)

						Initial Cost to Company		Subsequent	Gross Cost at
							Building &	Additions	End of Period(b)
			Year	Year	Year		Improvements	(Retirements),		Building &		Accumulated
Property	Location		Constructed(a)	Acquired	Renovated	Land	(f)	Net	Land	Improvements	Total	Depreciation(c)	Encumbrances

Jackson Crossing	Jackson	Michigan	1967	1996	2002	2,249	20,237	14,517	2,249	34,754	37,003	9,602	(d	)
Jackson West	Jackson	Michigan	1996	1996	1999	2,806	6,270	4,961	2,691	11,346	14,037	3,493	(e	)
Kentwood Towne Center	Kentwood	Michigan	1988	1996		2,799	9,484	84	2,841	9,526	12,367	1,350	(e	)
Lake Orion Plaza	Lake Orion	Michigan	1977	1996		470	4,234	1,238	1,241	4,701	5,942	1,469	(d	)
Lakeshore Marketplace	Norton Shores	Michigan	1996	2003	2006	2,018	18,114	1,204	3,402	17,934	21,336	2,582	(e	)
Livonia Plaza	Livonia	Michigan	1988	2003		1,317	11,786	4	1,317	11,790	13,107	1,804	(d	)
Madison Center	Madison Heights	Michigan	1965	1997	2000	817	7,366	3,060	817	10,426	11,243	3,150	(e	)
New Towne Plaza	Canton Twp.	Michigan	1975	1996	2005	817	7,354	3,855	817	11,209	12,026	3,436	(e	)
Oak Brook Square	Flint	Michigan	1982	1996		955	8,591	5,271	955	13,862	14,817	3,247	(d	)
Roseville Towne Center	Roseville	Michigan	1963	1996	2004	1,403	13,195	7,231	1,403	20,426	21,829	6,131	(d	)
Shoppes at Fairlane	Dearborn	Michigan	2007	2005		1,300	63	3,075	1,304	3,134	4,438	136	(d	)
Southfield Plaza	Southfield	Michigan	1969	1996	2003	1,121	10,090	4,426	1,121	14,516	15,637	3,953	(d	)
Taylor Plaza	Taylor	Michigan	1970	1996	2006	400	1,930	272	400	2,202	2,602	784	(d	)
Tel-Twelve	Southfield	Michigan	1968	1996	2006	3,819	43,181	33,122	3,819	76,303	80,122	19,386	(d	)
West Oaks I	Novi	Michigan	1979	1996	2006	—	6,304	11,193	1,768	15,729	17,497	4,014	(e	)
West Oaks II	Novi	Michigan	1986	1996	2000	1,391	12,519	5,894	1,391	18,413	19,804	5,536	(e	)
North Carolina
Ridgeview Crossing	Elkin	North Carolina	1989	1997	1995	1,054	9,494	(7,548)	390	2,610	3,000	—
Ohio
Crossroads Centre	Rossford	Ohio	2001	2001		5,800	20,709	1,023	4,903	22,629	27,532	4,645	(e	)
Office Max Center	Toledo	Ohio	1994	1996		227	2,042	—	227	2,042	2,269	647	(d	)
Rossford Pointe	Rossford	Ohio	2006	2005		796	3,087	2,287	797	5,373	6,170	332	(d	)
Spring Meadows Place	Holland	Ohio	1987	1996	2005	1,662	14,959	5,067	1,653	20,035	21,688	5,883	(e	)
Troy Towne Center	Troy	Ohio	1990	1996	2003	930	8,372	(591)	813	7,898	8,711	2,670	(d	)
South Carolina
Taylors Square	Taylors	South Carolina	1989	1997	1995	1,581	14,237	2,964	1,721	17,061	18,782	4,468
Tennessee
Northwest Crossing	Knoxville	Tennessee	1989	1997	2006	1,284	11,566	5,680	1,284	17,246	18,530	4,036
Northwest Crossing II	Knoxville	Tennessee	1999	1999		570	—	1,628	570	1,628	2,198	375
Stonegate Plaza	Kingsport	Tennessee	1984	1997	1993	606	5,454	(4,818)	606	636	1,242	—
Virginia
Aquia Towne Center	Stafford	Virginia	1989	1998		2,187	19,776	41,592	3,509	60,046	63,555	5,581	(e	)
Wisconsin
East Town Plaza	Madison	Wisconsin	1992	2000	2000	1,768	16,216	68	1,768	16,284	18,052	3,506	(e	)
West Allis Towne Centre	West Allis	Wisconsin	1987	1996		1,866	16,789	5,329	1,866	22,118	23,984	5,642	(d	)

Grand Total						$149,205	$642,418	$213,486	$144,422	$860,687	$1,005,109	$174,717

(a)	If prior to May 1996, constructed by a predecessor of the Company.

(b)	The aggregate cost of land and buildings and improvements for federal income tax purposes is approximately $939 million.

(c)	Depreciation for all properties is computed over the useful life which is generally forty years.

(d)	The property is pledged as collateral on the unsecured credit facility.

(e)	The property is pledged as collateral on secured mortgages.

(f)	Refer to Note 1 for a summary of the Company’s capitalization policies.

The changes in real estate assets and accumulated depreciation for the years ended December 31, 2008, and 2007 are as follows:

Real Estate Assets	2008	2007	Accumulated Depreciation	2008	2007

Balance at beginning of period	$1,045,372	$1,048,602	Balance at beginning of period	$168,962	$150,627
Land Development/Acquisitions	20,258	83,636	Sales/Retirements	(11,690)	(12,972)
Discontinued Operations	(12,624)	—	Discontinued Operations	(3,242)	—
Capital Improvements	41,015	58,694	Depreciation	20,687	31,307

Sale/Retirements of Assets	(88,912)	(145,560)	Balance at end of period	$174,717	$168,962

Balance at end of period	$1,005,109	$1,045,372