Form 10-K/A
period 2008-12-31
RAMCO GERSHENSON PROPERTIES TRUST
filed 2009-04-30
CIK 842183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from      to
Commission file number 1-10093
RAMCO-GERSHENSON PROPERTIES TRUST
(Exact Name of Registrant as Specified in its Charter)

Maryland	13-6908486
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

31500 Northwestern Highway
Farmington Hills, Michigan	48334
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code: 248-350-9900
Securities Registered Pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	On Which Registered

Common Shares of Beneficial Interest, $0.01 Par Value Per Share	New York Stock Exchange
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
Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐
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
Number of common shares outstanding as of March 9, 2009: 18,698,476
DOCUMENT INCORPORATED BY REFERENCE
None.

Explanatory Note	2

PART III
10. Directors, Executive Officers and Corporate Governance	2
11. Executive Compensation	5
12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	29
13. Certain Relationships and Related Transactions, and Director Independence	32
14. Principal Accountant Fees and Services	33

PART IV
15. Exhibits and Financial Statement Schedules	34

EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2

EXPLANATORY NOTE
     This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the “2008 Form 10-K”), originally filed on March 11, 2009 (the “Original Filing”), of Ramco-Gershenson Properties Trust, a Maryland real estate investment trust (the “Trust”, “our”, “we”, or “us”). We are filing this Amendment to include the information required by Part III and not included in the Original Filing as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2008. In addition, in accordance with the rules and regulations of the SEC, this Amendment includes updated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1 and 31.2.
     Except as described above, no other changes have been made to the Original Filing, the Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Trust’s filings made with the SEC subsequent to the date of the Original Filing.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Trustees
     The table below sets forth information as of April 20, 2009 regarding the Class I Trustees (term expires in 2010), Class II Trustees (term expires in 2011) and Class III Trustees (term expires in 2009). The years of Trustee service include service for the Trust’s predecessors.

Trustee
Name/Class	Age	Since	Background

Stephen R. Blank Class III	63	1988	•	Lead Trustee of the Trust’s Board since June 2006.
			•	Senior Fellow, Finance at the Urban Land Institute since December 1998.

			•	Previously was Managing Director — Real Estate Investment Banking of CIBC Oppenheimer Corp. from 1993 to 1998, Managing Director of Cushman & Wakefield, Inc.’s Real Estate Corporate Finance Department from 1989 to 1993, Managing Director — Real Estate Investment Banking of Kidder, Peabody & Co., Incorporated from 1979 to 1989, and Vice President, Direct Investment Group of Bache & Co., Incorporated from 1973 to 1979.

			•	Also serves on the Board of Directors of MFA Mortgage Investments, Inc., a real estate investment trust, and Home Properties, Inc., an apartment real estate investment trust.

Dennis E. Gershenson Class I	65	1996	•	Chairman of the Trust since June 2006. President and Chief Executive Officer and a Trustee of the Trust since May 1996.

			•	Previously served as Vice President — Finance and Treasurer of Ramco-Gershenson, Inc. from 1976 to 1996 and arranged the financing of Ramco’s initial developments, expansions and acquisitions.

			•	Currently serves as a member of the Board of Directors of National Retail Properties, Inc., a member of the Board of Directors of Oakland Family Services and the Board of Trustees of Cranbrook Academy. Past Chairman of the Board of Directors of Hospice of Michigan and served on the Board of Directors of the Merrill Palmer Institute and the Board of Metropolitan Affairs Coalition. Has also served as Regional Director of the International Council of Shopping Centers, also known as the “ICSC.”

Arthur H. Goldberg Class II	66	1988	•	Managing Director of Corporate Solutions Group, LLC, an investment banking and advisory firm, since January 2002.

			•	Served as President of Manhattan Associates, LLC, a merchant and investment banking firm, from 1994 to 2002.

			•	Served as Chairman of Reich & Company, Inc. (formerly Vantage Securities, Inc.), a securities and investment brokerage firm, from 1990 to 1993.

			•	Serves on the Board of Directors of Avantair, Inc. and North Shore Acquisition Corp.

		Trustee
Name/Class	Age	Since	Background

Robert A. Meister Class I	67	1996	•	Vice Chairman of Aon Group, Inc., an insurance brokerage, risk consulting, reinsurance and employee benefits company and a subsidiary of Aon Corporation, since March 1991.

Joel M. Pashcow Class III	66	1980	•	Managing Member of Nassau Capital LLC, a real estate and securities investment firm, since April 2006.

			•	Former Chairman of the Board of Trustees of Atlantic Realty Trust, a real estate investment trust, from May 1996 to April 2006.

			•	Served as Chairman of the predecessor of the Trust from 1988 to May 1996.

Mark K. Rosenfeld Class II	63	1996	•	Chairman and Chief Executive Officer of Wilherst Developers Inc., a real estate development firm, since July 1997.

			•	Served as Chairman of the Board (from 1993 to 1996) and Chief Executive Officer (from 1992 to 1996) of Jacobson Stores Inc., a retail fashion merchandiser, and served as a director and member of the Executive Committee of the Board of Directors of Jacobson.

Michael A. Ward Class I	66	2006	•	Private investor.

			•	Former Executive Vice President and Chief Operating Officer of the Trust from 1996 to 2005.

			•	Previously was Executive Vice President of Ramco-Gershenson, Inc. from 1966 to 1996.
Committees of the Board
     The Board has delegated various responsibilities and authority to Board committees and each committee regularly reports on its activities to the Board. The table below sets forth the membership (in 2008 and as of the date hereof) for the four standing committees of the Board:

Nominating
and
Name	Audit	Compensation	Governance	Executive
Dennis E. Gershenson	—	—	—	X
Stephen R. Blank	Chair	X	—	—
Arthur H. Goldberg	X	Chair	—	—
Robert A. Meister	—	X	X	—
Joel M. Pashcow	—	—	X	Chair
Mark K. Rosenfeld	X	—	Chair	—
Michael A. Ward	—	X(1)	X(1)	X

(1)	Effective September 2008, concurrently with the Board’s determination of his independence in accordance with the NYSE listing standards.
Executive Officers
     The table below sets forth information as of April 20, 2009 regarding the executive officers of the Trust, except Mr. Gershenson (whose information is noted above). Executive officers serve at the pleasure of the Board.

Name	Age	Background
Richard J. Smith	58	•	Chief Financial Officer since May 1996 and Secretary since June 2005.

		•	Previously was Vice President of Financial Services of the Hahn Company from January 1996 to May 1996, and served as Chief Financial Officer and Treasurer of Glimcher Realty Trust, an owner, developer and manager of community shopping centers and regional and super regional malls, from 1993 to 1996.

		•	Controller and Director of Financial Services of The Taubman Company, an owner, developer and manager of regional malls, from 1978 to 1988.

		•	Certified Public Accountant in the Detroit office of Coopers and Lybrand from 1972-1978.

		•	Professional affiliations include American Institute of Certified Public Accountants, Michigan Association of Certified Public Accountants, International Council of Shopping Centers and National Association of Real Estate Investment Trusts.

Name	Age	Background

Frederick A. Zantello	65	•	Executive Vice President since June 2005. Has been employed with the Trust since April 1997, previously serving as Executive Vice President of Development and Senior Vice President and Executive Vice President of Asset Management, respectively.

		•	Previously was the Executive Vice President, Chief Operating Officer with Glimcher Realty Trust and Director of Real Estate with Federated Department Stores.

		•	A member of the International Council of Shopping Centers and has over 30 years of experience in the real estate industry.

Thomas W. Litzler	49	•	Executive Vice President — Development and New Business Initiatives since February 2006.

		•	Previously was Senior Vice President, Asset Manager for New Plan Excel Realty Trusts’ Midwest Region from 2003 to 2006, and was Vice President of Development for A&P’s Midwest region from 1994 to 2002.

		•	A member of the Michigan Committee for the International Council of Shopping Centers, and a member of the State Bar of Michigan.

Catherine J. Clark	50	•	Senior Vice President — Acquisitions since June 2005 and has been employed with the Trust since 1997 in various acquisition roles.

		•	Previously was a Vice President with Farmington Mortgage, a subsidiary of the Fourmidable Group, and Vice President with Amurcon Corporation, and has over 25 years of experience in the real estate industry.

Michael J. Sullivan	50	•	Senior Vice President — Asset Management since August 2005.

		•	Previously was Senior Vice President of Operations for Restaurant Associates’ Sports & Entertainment division, a subsidiary of Compass Group PLC.

		•	Holds a baccalaureate in International Relations from St Joseph’s University in Pennsylvania.

		•	Professional affiliations include International Council of Shopping Centers and National Association of Concessionaires.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Trust’s executive officers and Trustees and persons who beneficially own more than 10% of a registered class of the Trust’s equity securities (“insiders”) to file reports with the SEC regarding their pecuniary interest in any of the Trust’s equity securities and any changes thereto, and to furnish copies of these reports to the Trust. Based on the Trust’s review of the insiders’ forms furnished to the Trust or filed with the SEC and representations made by the Trustees and executive officers of the Trust, no insider failed to file on a timely basis a Section 16(a) report in 2008, except (A) Mr. Sullivan had one late Form 4 that included one purchase transaction reported late and (B) Mr. Goldberg has yet to file: (i) one late Form 5—the disposition of 3,750 common shares of beneficial interest (“Shares”) held in a trust due to the termination of the trust and the gift of the Shares to the beneficiaries (his daughters) in August 2008, (ii) a late Form 4—the disposition of 1,100 Shares from a pension trust and (iii) a late Form 4—the disposition of 7,000 Shares from his wife in September 2008.
Code of Business Conduct and Ethics
     The Trust has adopted a Code of Business Conduct and Ethics which sets forth basic principles to guide the conduct of Trustees and the Trust’s employees, including its principal executive officer, principal financial officer, principal accounting officer or controller and persons serving similar functions. The code covers numerous topics including illegal or unethical behavior, conflicts of interest, compliance with laws, corporate opportunities and confidentiality. A copy of the Trust’s Code of Business Conduct and Ethics is available on the Trust’s website under “Investor Info —Corporate Overview—Governance Documents” at www.rgpt.com. Any waiver that relates to the Trustees or certain executive officers of the Trust will be publicly disclosed in such subsection on the Trust’s website. See Item 13, “Certain Relationships and Related Transactions, and Director Independence” for additional information regarding policies and procedures specifically addressing related person transactions.
Audit Committee
     The Trust has a separately designated Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee is responsible for monitoring the integrity of the Trust’s consolidated financial statements, the Trust’s system of internal controls, the Trust’s risk management, the qualifications, performance and independence of the Trust’s independent registered public accounting firm, the performance of the Trust’s internal audit function and the Trust’s compliance with legal and regulatory requirements. The Audit Committee also has the sole authority and responsibility to appoint, determine the compensation of, evaluate and, when appropriate, replace the Trust’s independent registered public accounting firm.
     The Audit Committee is comprised of Messrs. Blank, Rosenfeld and Goldberg. The Board has determined that Messrs. Blank, Rosenfeld and Goldberg are each financially literate and have the accounting or related financial management expertise in accordance with NYSE listing standards, are each an audit committee financial expert as defined in the rules and regulations of the SEC and are each independent under the standards established by the SEC and NYSE.
Item 11. Executive Compensation
TRUSTEE COMPENSATION

The Nominating and Governance Committee annually reviews Trustee compensation and makes recommendations to the Board, the body responsible for approving Trustee compensation, as appropriate. The Nominating and Governance Committee has not engaged a compensation consultant with respect to the Trustee compensation program. The Nominating and Governance Committee and Board believe that Trustees should receive a mix of cash and equity. Compensation paid to the non-employee Trustees is intended to provide incentives to such persons to continue to serve on the Board of Trustees, to further align the interests of the Board and shareholders and to attract new Trustees with outstanding qualifications. Trustees who are employees or officers of the Trust or any of its subsidiaries do not receive any compensation for serving on the Board or any committees thereof; therefore, Mr. Gershenson is excluded from the Trustee compensation table below.

Stock Ownership Guidelines.  Effective September 2008, the Committee approved stock ownership guidelines for the trustees. The guidelines require such persons to hold a number of Shares equal to three times the then current annual stock grant denominated in Shares for all trustees. Trustees have a five-year period to comply with the guidelines, with the initial compliance deadline being September 2013. The Committee will review the minimum equity holding level and other market trends and practices on a periodic basis. The Compensation Committee has confirmed that all trustees currently satisfy the guidelines or are making significant progress toward the guidelines.

2008 Compensation Program.  The Board approved the following changes in 2007 with respect to the non-employee Trustee compensation program effective beginning in 2008: (1) an annual grant of 2,000 shares of restricted stock on June 30th, vesting pro rata over three years, under the Ramco-Gershenson Properties Trust 2008 Restricted Share Plan for Non-Employee Trustees (approved by shareholders at the 2008 annual meeting), which replaced the annual grant of 2,000 stock options and quarterly grant of 250 Shares (although such quarterly grants were made in the first two quarters of 2008, and therefore, the non-employee Trustees only received 1,500 shares of restricted stock on June 30, 2008), and (2) non-employee Trustees on the Executive Committee receive an additional annual cash retainer of $2,500. With respect to the two quarterly equity grants in 2008, the Board approved the payment of cash to Mr. Ward in lieu of the quarterly equity retainer due to his substantial ownership of securities that are exchangeable for Shares.

Cash Retainer.  In 2008, each non-employee Trustee earned $3,750 each quarter (paid in advance). In addition, the chair of the Audit Committee earned an additional annual retainer fee of $10,000 and the other members of the Audit Committee earned an additional annual retainer of $5,000. Further, the Lead Trustee (Mr. Blank) earned an additional $6,250 each quarter (paid in advance). Additionally, non-employee Executive Committee members receive an additional annual cash retainer of $2,500.

Equity Retainer.  In 2008, each non-employee Trustee was granted (i) 250 Shares in each of the first two quarters (paid in advance), although as noted above Mr. Ward received cash in lieu thereof, and (ii) 1,500 shares of restricted stock under the Trust’s 2008 Restricted Share Plan for Non-Employee Trustees on June 30, 2008.

Meeting Fees.  In 2008, each non-employee Trustee received $1,500 per meeting attended in person or $500 per meeting attended via telephone.

Required Attendance.  Additional retainer fees paid to each Audit and Executive Committee member are conditioned upon attendance by such Trustee at 75% or more of the meetings of the Audit and Executive Committee, respectively.

Other.  The Trust reimburses all Trustees for expenses incurred in attending meetings or performing their duties as Trustees. The Trust does not provide any perquisites to Trustees.

2008 Trustee Compensation

	Fees Earned or
	Paid in Cash	Stock Awards	Option Awards			Total
Name	($)(1)	($)(2)	($)(3)	Other		($)

Stephen R. Blank	$57,000	$20,110	$2,373	$—		$79,483
Arthur H. Goldberg	28,000	20,110	2,373	—		50,483
Robert A. Meister	23,000	20,110	2,373	—		45,483
Joel M. Pashcow	25,500	20,110	2,373	—		47,983
Mark K. Rosenfeld	28,000	20,110	2,373	—		50,483
Michael A. Ward	36,196	9,414	2,373	20,740	(4)	68,723

Total	$197,696	$109,964	$14,238	$20,740		$342,638

(1)	Represents cash retainer and meeting fees. In addition, for Mr. Ward, includes $10,696 received in lieu of 500 Shares in the first two quarters of 2008.

(2)	Represents (i) grant of 250 Shares to each Trustee on January 2 and April 1, 2008, respectively (excluding Mr. Ward), and (ii) grant of 1,500 shares of restricted stock on June 30, 2008. The amounts in the table reflect the expense recognized for financial statement reporting purposes in 2008 in accordance with FAS 123(R) (although estimates for forfeitures related to service-based conditions are disregarded). The Shares granted are purchased in the open market and therefore the grant date fair value represents the average purchase price plus commissions. The restricted shares granted were newly issued shares and therefore the grant date fair value represents the closing price of the Trust’s Shares on the NYSE on such grant date. The grant date fair value of each Share or restricted share granted in 2008 is as follows: January 2, $21.21; April 1, $21.57; and June 30, $20.54.

The quarterly Share awards are fully vested upon issuance; therefore, the expense reported for financial statement reporting purposes equals the grant-date fair value in accordance with FAS 123(R).

The restricted shares vest in three equal installments beginning on the first anniversary of the grant date. FAS 123(R) amortization expense begins in the third quarter of the grant year and is computed on a quarterly basis.

(3)	All awards in this column relate to stock options granted under the Trust’s 2003 Non-Employee Trustee Stock Option Plan. The amounts reported reflect the expense recognized for financial statement reporting purposes in 2008 in accordance with FAS 123(R) (although estimates for forfeitures related to service-based conditions are disregarded), and therefore include amounts from awards granted prior to 2008. Valuation assumptions used in determining these amounts are included in footnote 16 of the Trust’s audited financial statements included in the Form 10-K for the year ended December 31, 2007.

The stock options vest in two equal installments and the amortization periods for such installments are 12 and 24 months, respectively. The amortization period begins in January for each award date. The grant-date fair value is calculated in accordance with FAS 123(R). The fair value of each stock option is calculated using the Black-Scholes model, using assumptions included in footnote 16 of the Trust’s audited financial statements included in the 2007 10-K. Each stock option granted in June 2007 had a grant-date fair value of $4.75.

As of December 31, 2008, each Trustee had the following number of stock options outstanding: Stephen R. Blank, 12,000; Arthur H. Goldberg, 18,000; Robert A. Meister, 11,000; Joel M. Pashcow, 11,000; Mark K. Rosenfeld, 12,000; and Michael A. Ward, 4,000.

(4)	Consists of full payment of health care premiums pursuant to the post-termination provisions of an employment agreement with the Trust.

Changes for 2009 Compensation Program.  In 2008, the Board approved the Ramco-Gershenson Properties Trust Deferred Fee Plan for Trustees, a Trustee may elect to defer fees earned for services provided during a subsequent calendar year (“Deferral Year”) by completing and filing a proper deferred fee agreement with the Secretary of the Trust no later than December 31 of the year prior to the Deferral Year. A Trustee may elect to credit any cash fees to a stock account or a cash account. Stock fees deferred may only be credited to the stock account. Shares in the stock account will receive distributions, which at the Trustee’s election will either be paid in cash or will be reinvested in Shares. Cash in the cash account will accrue interest at JP Morgan Chase’s prime rate. A Trustee may modify or revoke his or her existing fee deferral election only on a prospective basis, and only for fees to be earned in a subsequent calendar year, and only if the Trustee executes a new deferred fee agreement or revokes his or her existing deferred fee agreement in writing by December 31 of the year preceding the calendar year for which such modification or revocation is to be effective. The Trustee must elect the end of the deferral period at the time of such election and, except for a few circumstances, no Trustee shall have any right to make any early withdrawals from the Trustee’s deferred fee accounts.

COMPENSATION DISCUSSION AND ANALYSIS

The Compensation Committee of the Board (referred to as the “Committee” in this section), composed entirely of independent Trustees, administers the executive compensation program of the Trust. The Committee’s responsibilities include recommending and overseeing compensation and benefit plans and policies, reviewing and approving equity grants and otherwise administering share-based compensation plans, and reviewing and approving annually all compensation decisions relating to the Trust’s executive officers, including the Chief Executive Officer, the Chief Financial Officer and the other executive officers named in the “Summary Compensation Table” (the “named executive officers”). This information below explains how the Trust’s compensation programs are designed and operated in practice with respect to the named executive officers.

Executive Summary

Compensation Program and Philosophy

The Trust’s compensation program for named executive officers is designed to:

•	establish and reinforce the Trust’s pay-for-performance philosophy;

•	motivate and reward the achievement of specific annual and long-term financial and strategic goals of the Trust;

•	attract, retain and motivate key executives critical to the Trust’s operations and strategies; and

•	be competitive relative to peer companies.

In furtherance of the foregoing, the Trust’s compensation program for named executive officers generally consists of base salary, an annual bonus, long-term incentive compensation and certain other benefits. The Trust also provides certain deferred compensation and severance arrangements, although the Trust does not maintain any defined benefit pension plans or defined benefit SERPs for such persons. The following table sets forth how each element of compensation in the 2008 executive compensation program is intended to satisfy one or more of the Trust’s compensation objectives, as well as key features of the compensation elements that address such objectives.

Element of Compensation	Compensation Objectives		Key Features

Base Salary	•	Provide a minimum, fixed level of cash compensation	•	Changes based on an evaluation of the individual’s experience, current performance, potential for
	•	Primary factor in retaining and attracting key employees in a competitive marketplace		advancement, internal pay equity and comparison to peer groups
	•	Preserve an employee’s commitment during downturns in the general economy, the REIT industry and/or equity markets

Annual Bonus Program	•	Incentive for the achievement of short-term Trust performance (Messrs. Gershenson and Smith) or corporate, department and individual goals (for other named executive officers)	•	Significant portion of bonuses paid in restricted stock (Messrs. Gershenson and Smith — 66 2/3% in 2008; other named executive officers — 25% in 2008)
	•	Assist in retaining, attracting and motivating employees in the near term	•	Messrs. Gershenson and Smith receive discretionary bonuses. Other named executive
	•	Increase alignment with shareholders and preserve		officers eligible to earn 0% to 60% of base salary
		cash	•	Special discretionary grants paid 100% in restricted stock
			•	Restricted stock is service-based and vests in two equal installments beginning on first anniversary of grant date

Element of Compensation	Compensation Objectives		Key Features

Long-Term Share-Based Incentive Awards	•	Provide incentive for employees to focus on long-term fundamentals and thereby create long-term shareholder value	•	Stock Ownership Guidelines — reinforce focus on long-term fundamentals
	•	Incentive for the achievement of three-year performance goals
	•	Assist in maintaining a stable, continuous management team in a competitive market

Service-Based	•	Maintain shareholder-management alignment	•	50% of long-term incentive compensation award
Restricted Stock	•	Provide a link to actual share price movements, while also assisting in retention	•	Vests in five equal installments on anniversary of grant date

Performance-Based	•	Increased shareholder-management alignment	•	50% of long-term incentive compensation award
Restricted Stock	•	Provides potential for greater reward, with compensation that is also at risk	•	Earned over three-year period based on diluted FFO per share growth. Can earn 0% to 150% of target based on performance
			•	As of Compensation Committee approval of satisfaction of performance measure, 50% granted immediately in Shares, and 50% granted as service-based restricted stock with vesting on first anniversary of the Share grant date

Perquisites and Other Benefits	•	Assist in retaining and attracting employees in competitive marketplace, with indirect benefit to Trust	•	May include health care premiums, life insurance premiums, matching contributions in 401(k) plan, holiday cards, housing allowance and mileage reimbursement

Change of control policy or arrangements	•	Ensure continued dedication of employees in case of personal uncertainties or risk of job loss	•	Double trigger (change of control and actual or constructive termination of employment) required
	•	Ensure compensation and benefits expectations		for benefits
		are satisfied	•	All of executive officers participate in such policy
	•	Retain and attract employees in a competitive market	•	For Mr. Gershenson, full tax-gross up

Employment agreements	•	Retain and attract employees in a competitive market	•	Mr. Gershenson has employment agreement
	•	Ensure continued dedication of employees in case of personal uncertainties or risk of job loss

Determining Compensation for Named Executive Officers

The Committee recognizes that a compensation program must be flexible to address all of its objectives. Therefore, the Trust uses market data as a guideline, and also considers Trust performance, individual performance reviews, hiring and retention needs and other market pressures in finalizing its compensation determinations.

The named executive officers will earn target compensation only to the extent target performance measures are achieved. To the extent target performance measures are not achieved or are exceeded, the named executive officers generally will earn compensation below or above the target compensation, respectively. Notwithstanding the foregoing, the Committee retains the discretion to revise compensation for extraordinary circumstances or individual performance differences, to give discretionary bonuses or long-term grants and to provide other compensation. In particular, the Committee utilized such discretion for the 2008 compensation program to provide an additional restricted stock grant to the named executive officers as part of the 2008 bonus program.

The Committee customarily takes significant direction from the recommendations of Mr. Gershenson (which include market data from FPL) and the market data provided by Mercer to determine the amount and form of compensation utilized in the executive compensation program. See “— Advisors Utilized in Compensation Determinations” below.

2008 Compensation Summary for Named Executive Officers

Revision to Long-Term Incentive Program.  From 2004 to 2007, the Long-Term Incentive Program (the “LTI Program”) consisted of a long-term incentive dollar target that was divided into three components: stock option grants, cash target awards and performance-based restricted stock target awards (generally 25%, 25% and 50%, respectively, of the long-term incentive dollar target). In March 2008, the Committee determined to substantially revise the LTI Program primarily to reduce its complexity and thereby improve its effectiveness. Beginning in 2008, the LTI Program consists of service-based restricted stock and performance-based restricted stock. In 2008, the Committee determined that service-based restricted stock grants and performance-based restricted stock grants each would correspond to 50% of the long-term incentive dollar target. See “— 2008 Compensation Components for Named Executive Officers — Long-Term Incentive Compensation” for further information regarding the revised LTI Program.

2008 Target Compensation.  Base salaries of named executive officers were increased by 3% to 5% from 2007. Messrs. Gershenson and Smith remained subject to discretionary bonuses, while the target bonuses (as a percentage of base salary) of the other named executive officers remained the same as 2007. The long-term dollar incentive target (as a percentage of base salary) also remained the same as 2007, although the LTI Program changed as noted above.

Advisors Utilized in Compensation Determinations

Management and Other Employees.  The Committee takes significant direction from the recommendations of Mr. Gershenson regarding the design and implementation of the executive compensation program because he has significant involvement in and knowledge of the Trust’s business goals, strategies and performance, the overall effectiveness of the executive officers and each person’s individual contribution to the Trust’s performance. For each named executive officer, the Committee is provided a compensation recommendation as well as information regarding historical earned compensation, the individual’s experience, current performance, potential for advancement and other subjective factors. Mr. Gershenson also provides recommendations for the performance metrics to be utilized in the incentive compensation programs, the appropriate performance targets and an analysis of whether such performance targets have been achieved (including recommended adjustments). The Committee retains the discretion to modify the recommendations of Mr. Gershenson and reviews such recommendations for their reasonableness based on the Trust’s compensation philosophy and related considerations.

Generally, the Committee sets the meeting dates and agendas for Committee meetings and Mr. Gershenson is invited to attend many of such meetings. The Committee also meets regularly in executive session outside the presence of management to discuss compensation issues generally, as well as to review the performance of and determine the compensation of Mr. Gershenson. The Trust’s legal advisors, human resources department and corporate accounting department support the Committee in its work in developing and administering the compensation plans and programs.

Third-Party Consultants.  The Committee customarily utilizes a compensation consultant to assist in the development and implementation of its executive compensation program, and to assess the Trust’s competitive position regarding the compensation of Messrs. Gershenson and Smith. The Committee engaged Mercer to provide the foregoing services for the 2008 compensation program. In addition to the foregoing, the Trust engaged FPL to provide market data for the other named executive officers to assist Mr. Gershenson in providing his recommendations to the Committee.

Benchmarking.  The Committee and Mr. Gershenson use market data as an important guideline in establishing target compensation, with the objective of having various compensation elements at or slightly above the market median. For purposes of the 2008 compensation program, the Committee obtained market data from Mercer regarding Messrs. Gershenson and Smith in December 2007, while Mr. Gershenson obtained market data for the other named executive officers from FPL Associates Compensation (“FPL”). The Committee anticipates obtaining similar market surveys every few years, as appropriate, to ensure the Committee is properly reflecting market conditions. Mercer and FPL each compiled data for one comparator group based upon compensation set forth in 2007 proxy statements and therefore generally reflected 2006 compensation data.

Mercer utilized one comparator group, set forth below, consisting of size-based peers whose properties are primarily shopping centers. FPL utilized the same comparator group, except they excluded Kite Realty Group Trust.

• Agree Realty Corporation	• Kite Realty Group Trust
• Amreit	• Regency Centers Corporation
• Cedar Shopping Centers, Inc.	• Saul Centers, Inc.
• Equity One, Inc.	• Tanger Factory Outlet Centers, Inc.
• Federal Realty Investment Trust	• Urstadt Biddle Properties Inc.
• Glimcher Realty Trust	• Weingarten Realty Investors
• Inland Real Estate Corporation

Mercer matched Messrs. Gershenson and Smith to other chief executive officers and chief financial officers, respectively, and FPL matched the other named executive officers by position titles and responsibilities. Mercer also analyzed the Trust’s historical financial performance relative to the comparator group (based on revenues, FFO, EPS, total shareholder return and return on average assets, and related growth in such metrics) in order to assist the establishment of performance targets for the annual bonus program and LTI Program.

Mercer indicated that Mr. Gershenson’s base salary and annual and long-term incentives were below the market median. In addition, Mr. Smith’s base salary was competitive, while annual incentives were below market and long-term incentives were above market. Mercer also recommended diversifying long-term incentive vehicles, including replacing stock options with service-based restricted stock because full shares would provide better alignment with shareholders, including in down markets.

2008 Compensation Components for Named Executive Officers

In 2008, the principal components of compensation for the named executive officers were base salary, an annual bonus (including discretionary awards), long-term incentive awards, perquisites, contributions to defined contribution plans and customary benefits provided to all salaried employees. The Trust also provides certain named executive officers with deferred compensation arrangements. Further, Mr. Gershenson has an employment agreement with the Trust (which includes specified severance benefits), while all named executive officers are beneficiaries of the Trust’s change in control policy adopted in July 2007. The Trust does not maintain any defined benefit pension plans or defined benefit SERPs for its named executive officers.

Base Salary

The base salaries of named executive officers are reviewed on an annual basis, as well as at the time of a promotion or other change in responsibilities. Annual merit increases are generally effective January 1st of the applicable year.

Historically, the Committee relies primarily on peer group analyses in determining annual salary increases while also considering the Trust’s overall performance. Mr. Gershenson may also consider the individual’s experience, current performance and potential for advancement in determining his recommendations. Mr. Gershenson’s recommendation as to Mr. Smith’s base salary is guided by the peer group analyses to a greater extent than for the other named executives officers due to the existence of more reliable peer data regarding chief financial officers.

In 2008, the Committee approved a base salary increase of 4% for Mr. Gershenson. Market data suggested that Mr. Gershenson was under market, but he declined a significant increase. In addition, principally based on Mr. Gershenson’s recommendation (which the Committee determined was reasonable), the Committee approved an increase of 3% to 5% for the other named executive officers.

The following table sets forth the base salaries approved for the named executive officers in 2007 and 2008:

	2007	2008
Name	Base Salary	Base Salary	% Increase

Dennis E. Gershenson	$447,750 (1)	$465,660	4%
Richard J. Smith	311,060	323,502	4%
Thomas W. Litzler	302,444	317,566	5%
Frederick A. Zantello	298,605	307,563	3%
Catherine J. Clark	230,360	241,878	5%

(1)	Mr. Gershenson’s base salary was increased from $437,750 to $447,750, effective August 1, 2007, pursuant to his new employment agreement.

Annual Bonus

Historically, the annual bonus has been paid in cash. In 2007, the Committee determined to issue restricted stock, with vesting in equal installments over two years, in lieu of all or a portion of the cash bonuses otherwise payable to named executive officers. The Committee has expressed its intention to continue this practice through at least the bonus relating to the 2009 executive compensation program. Messrs. Gershenson and Smith have received (and will receive) the following portion of their bonuses paid in restricted stock during such periods: 100% for 2007 bonus; 66 2/3% for 2008 bonus; and 25% for 2009 bonus. The other named executive officers have received (and will receive) 25% of their bonuses in the form of restricted stock during such periods. As described further below, the Committee also approved a discretionary grant of restricted stock as part of the 2008 bonus program.

The shares of restricted stock granted in respect of 2008 bonuses were calculated based upon the allocable cash value divided by $5.48, the closing price of the Shares on March 4, 2009. The shares were granted on March 4, 2009 and therefore will be reflected in 2009 in the “Summary Compensation Table” and “Grants of Plan-Based Awards in 2009” table in next year’s proxy statement. The portion of the bonuses paid in cash is reflected in the Non-Equity Incentive Plan Compensation column of the “Summary Compensation Table.”

Set forth below are the annual bonuses of the named executive officers in 2007 and 2008 (based on the aggregate cash value approved by the Committee).

		2008 Annual Bonus(1)
		Bonus Program	Discretionary Grant
Name	2007 Bonus	(Cash Value)	(Cash Value)	Total

Dennis E. Gershenson	$485,000	$242,501	$132,890	$375,391
Richard J. Smith	180,000	90,000	49,320	139,320
Thomas W. Litzler	115,000	54,000	29,592	83,592
Frederick A. Zantello	90,000	45,000	57,540	102,540
Catherine J. Clark	78,000	39,000	21,372	60,372

(1)	The cash value of restricted stock means the aggregate grant date fair value of the restricted stock grants on March 4, 2009, which equals $5.48 (the closing price on the grant date, March 4, 2009) multiplied by the number of shares of restricted stock granted.

Set forth below are the various payouts of the bonus program and discretionary restricted stock grant relating to the annual bonus in 2008.

	2008 Bonus Program		Discretionary Grant
		Restricted Shares	Restricted Shares
Name	Paid in Cash	Granted	Granted

Dennis E. Gershenson	$80,850	29,498	24,250
Richard J. Smith	30,006	10,948	9,000
Thomas W. Litzler	40,500	2,464	5,400
Frederick A. Zantello	33,750	2,053	10,500
Catherine J. Clark	29,250	1,779	3,900

Mr. Gershenson and Mr. Smith.  The annual bonuses for Mr. Gershenson and Mr. Smith are primarily determined using the peer group analyses and a review of the Trust’s overall performance, although Mr. Gershenson is guaranteed an annual bonus of at least $350,000 in accordance with his employment agreement. Mr. Gershenson’s bonus decreased 22.6% primarily due to market conditions and Trust performance, although it was 7.3% above the minimum bonus set forth in his employment agreement due to his overall cash compensation being significantly below market. Mr. Smith’s bonus decreased by 22.6% due to market conditions and Trust performance.

Other Named Executive Officers.  The annual cash bonus program for other named executive officers and certain other employees of the Trust was established with the assistance of Mercer in 2004 and is based upon the achievement of corporate, department and individual goals. In the fourth quarter preceding the applicable year, in connection with the Trust’s budget forecasting process and primarily based upon the recommendations of Mr. Gershenson, the Committee and the Board review and approve corporate financial goals for the applicable year. Other corporate goals, including strategic and other measures, are generally determined in the discretion of Mr. Gershenson, in consultation with the Trust’s senior management. Based upon such corporate performance goals, the other named executive officers establish department and individual goals for themselves that are tailored to achieving the corporate goals; these goals are reviewed by Mr. Gershenson to ensure that they are reasonable.

Preliminary amounts payable under the program are determined in accordance with a pre-established formula: the corporate, department and individual goals represent 30%, 50% and 20% of the estimated bonus, while the satisfaction of the threshold, target and maximum performance measures for such goals equate to payouts of 20%, 40% and 60% of base salary, respectively. For example, if an eligible employee satisfies the threshold amount of the corporate goal, such person would receive a preliminary bonus of 6% of base salary for such component (corporate weighting (30%) multiplied by threshold payout (20%)); the preliminary bonus is the aggregate amount of the three underlying components. In calculating the preliminary bonus amounts, the Committee does not prorate the amounts between the threshold, target and maximum. However, the Committee retains discretion to amend the preliminary amounts based upon unusual events.

Upon the completion of the applicable year, Mr. Gershenson recommends bonuses to the Committee based upon the foregoing. In March 2009, the Committee approved the 2008 bonuses for the other named executive officers principally based on Mr. Gershenson’s recommendations as to the satisfaction of the applicable corporate, department and individual goals for each person, less 50% due to market conditions, which the Committee determined were reasonable.

Special Grant of Restricted Stock.  In March 2009, the Committee also approved a special grant of restricted stock to the named executive officers and certain other employees as part of the 2008 bonus program. The Committee determined to make such grant for the following reasons: (1) in light of its determination to suspend the long-term incentive program for the 2009 compensation program, it was important to provide additional equity ownership and incentives for management; (2) for retention and incentive purposes, given the steep decline of the Trust’s stock price in recent months, which was significantly impacted by global macroeconomic events, and the resulting impact on the value of outstanding equity awards held by the named executive officers. The dollar value of the special grants made to each named executive officer was generally equal to 54.8% of the amount paid to such person under the 2008 annual bonus program. However, Mr. Zantello received a grant equal to 127.9% of his 2008 annual bonus, which was higher than average because it was determined as part of a rebalancing of his 2009 compensation components based on benchmarking data.

Long-Term Incentive Compensation

In 2003, Mercer assisted the Committee in designing the LTI Program to supplement its historical practice of granting stock options. In the first quarter of the applicable year, the Committee approves a long-term incentive dollar target for each named executive officer based upon a percentage of base salary, with such target principally based on market data (approximately the median of the peer group(s)) and the recommendation from Mr. Gershenson. In 2008, the Committee approved long-term incentive targets of 75% to 120% of base salary for the named executive officers, which generally is consistent with the historical LTI Program.

Set forth below is the long-term incentive dollar target of the named executive officers in 2007 and 2008 (based on the aggregate cash value approved by the Committee).

	2007	% of 2007	2008	% of 2008
Name	LTI Target	Base Salary	LTI Target	Base Salary

Dennis E. Gershenson	$525,300	120%	$558,792	120%
Richard J. Smith	283,065	91	291,152	90
Thomas W. Litzler	272,200	90	285,809	90
Frederick A. Zantello	268,745	90	230,672	75
Catherine J. Clark	172,770	75	181,409	75

2008 Awards.  From 2004 to 2007, LTI Program consisted of a long-term incentive dollar target that was divided into three components: stock option grants, cash target awards and performance-based restricted stock target awards. In March 2008, the Committee determined to substantially revise the LTI Program primarily to reduce its complexity and thereby improve its effectiveness. Beginning in 2008, the LTI Program consists of service-based restricted stock and performance-based restricted stock. In 2008, the Committee determined that service-based restricted stock grants and performance-based restricted stock grants each would correspond to 50% of the long-term incentive dollar target.

The service-based restricted stock grant equals 50% of the long-term incentive dollar target divided by the closing price of the Shares on the business day immediately prior to the award date, and such grant vests in five equal installments beginning on the first anniversary of the grant date.

The performance-based restricted stock target award equals 50% of the long-term incentive dollar target divided by the closing price of the Shares on the business day immediately prior to the award date. The performance-based restricted stock grant operates in similar fashion to the restricted stock awards under the prior LTI Program. Specifically, the performance-based restricted stock is earned based on the achievement of specific performance measures over a period of three calendar years (with such measures established by the Committee at the beginning of the three-year period). For 2008 awards, the sole performance measure is growth in diluted funds from operations (“FFO”) per share. The Committee has discretion to adjust the performance measures during the performance period for unusual or nonrecurring events affecting the Trust or its financial statements or changes in applicable laws, regulations or accounting principles. Upon completion of the performance period, the Committee will compare actual performance against the target performance levels. The satisfaction of the threshold, target and maximum performance measures results in grants of restricted stock of 50%, 100% and 150% (with pro-ration), respectively, of the target award. Generally, the Committee approves minimum, target and maximum performance levels such that the relative difficulty of achieving such measures is consistent from year to year. No performance-based long-term incentive awards were earned for awards covering the 2005 to 2007 and 2006 to 2008 performance periods. Upon the Committee’s confirmation of the satisfaction of the applicable performance measures, generally at the first Committee meeting following the end of the performance period, 50% of the award will be paid in Shares (with one Share issued for each share of performance-based restricted stock), and 50% of the award will be paid in restricted stock (with one share of restricted stock for each share of performance-based restricted stock, and vesting on the first anniversary of the grant date).

2006 Awards.  Under the prior long-term incentive program, with respect to the awards granted for the 2006 to 2008 performance period, none of the performance measures were satisfied as of December 31, 2008 and therefore no cash payouts or restricted stock grants were made with respect to the 2006 awards.

Stock Ownership Guidelines.  Effective September 2008, the Committee approved stock ownership guidelines for the executive officers. The guidelines require such persons to hold a number of Shares equal to a multiple of their then current base salary; Mr. Gershenson’s multiple is five and all other executive officers’ multiple is three. Covered employees have a five-year period to comply with the guidelines, with the initial compliance deadline being September 2013. The Committee will review the minimum equity holding level and other market trends and practices on a periodic basis. The Committee has confirmed that all employees currently satisfy the guidelines or are making significant progress toward the guidelines.

Perquisites and Other Personal Benefits

The Trust historically provides named executive officers with perquisites and other personal benefits that the Committee believes are reasonable and consistent with its overall compensation program to enable the Trust to attract and retain employees for key positions. Mr. Gershenson periodically reviews existing perquisites and other personal benefits provided to named executive officers and recommends material changes, if any, to the Committee for approval. See “Executive Compensation Tables — Summary Compensation Table” for a description of certain perquisites provided to named executive officers in 2008.

Deferred Stock

Messrs. Gershenson, Smith and Zantello are party to deferral agreements with the Trust whereby they irrevocably committed to defer the gain on the exercise of specified stock options. In December 2008, Mr. Zantello and Mr. Smith extended the deferral period of certain deferred gains from 2009 to 2011 and 2012, respectively, as permitted by the original deferral agreements. See “Executive Compensation Tables — Potential Payments Upon Termination or Change-in-Control — Trust Share-Based Plans — Deferred Stock” for additional information.

Contingent Compensation

The Trust has an employment agreement with Mr. Gershenson which provides for specified severance benefits, including a termination upon a change of control. Mr. Gershenson’s agreement includes a full tax gross-up regarding change of control payments.

In addition, effective July 10, 2007, the Trust established a Change of Control policy for the benefit of the executive officers of the Trust. The policy provides for payments of specified amounts if such person’s employment with the Trust or any subsidiary is terminated in specified circumstances following a change of control, but does not include a tax gross-up. The Trust believes this policy would be instrumental in the success of the Trust in the event of any future hostile takeover bid and will ensure the continued dedication of employees, notwithstanding the possibility, threat or occurrence of a change of control. Further, it is imperative to diminish the inevitable distraction of such employees by virtue of the personal uncertainties and risks created by a pending or threatened change of control, and to provide such employees with compensation and benefits upon a change of control that ensure that such employees’ compensation and benefits expectations are satisfied. Finally, many competitors have change of control arrangements with named executive officers and such policy ensures the Trust will be competitive in its compensation program. See “Executive Compensation Tables — Potential Payments Upon Termination or Change-in-Control” for further information.

Customary Benefits

The Trust also provides customary benefits such as medical, dental and life insurance and disability coverage, as well as vacation and paid holidays, to each named executive officer, which is generally provided to all other eligible employees.

Changes for 2009 Compensation Program for Named Executive Officers

Long-Term Incentive Compensation Program.  In light of the global economic and financial crisis, and the resulting impact on the operations and liquidity of the Trust and difficulty in forecasting operating performance for 2009 and thereafter, the Committee has determined to suspend the long-term incentive compensation program for 2009. Therefore, no long-term performance target awards were made in March 2009.

Ramco-Gershenson Properties Trust Deferred Compensation Plan.  Under the Ramco-Gershenson Properties Trust Deferred Compensation Plan for Officers (the “Officer Deferred Compensation Plan”), an officer may elect to defer restricted shares which may be granted during a subsequent calendar year (“Deferral Year”) by completing and filing a proper deferred compensation agreement with the Secretary of the Trust no later than December 31 of the year prior to the Deferral Year. Restricted shares deferred will be credited to a stock account. Shares in the stock account will receive distributions, which at the officer’s election will either be paid in cash or will be reinvested in shares. An officer may modify or revoke his or her existing deferral election only on a prospective basis, and only for restricted shares to be granted in a subsequent calendar year, and only if the officer executes a new deferred compensation agreement or revokes his or her existing deferred compensation agreement in writing by December 31 of the year preceding the calendar year for which such modification or revocation is to be effective. The officer must elect the end of the deferral period at the time of such election and, except for a few circumstances, no officer shall have any right to make any early withdrawals from the officer’s deferred compensation accounts. No executive officers elected to defer their restricted shares granted in 2009.

Timing and Pricing of Share-Based Grants

The Trust does not coordinate the timing of share-based grants with the release of material non-public information. Annual stock option or restricted stock grants for executive officers and other employees are generally made at the first Committee meeting each year with a grant date as of such approval or shortly thereafter. Further, restricted stock awards that are subject to performance measures are generally granted at the first Committee meeting of the year following satisfaction of such performance measures. The Committee generally establishes dates for regularly scheduled meetings at least a year in advance.

In accordance with the Trust’s compensation plans, the exercise price of each stock option is the closing price of the Shares (as reported by the NYSE) on the grant date (which date is not earlier than the date the Committee approved such grant). The Committee is prohibited from repricing options, both directly (by lowering the exercise price) and indirectly (by canceling an outstanding option and granting a replacement stock option with a lower exercise price), without shareholder approval.

Policy Regarding Retroactive Adjustment

The Committee does not have a formal policy regarding whether it will make retroactive adjustments to, or attempt to recover, cash or share-based incentive compensation granted or paid to executive officers in which the payment was predicated upon the achievement of certain financial results that are subsequently the subject of a restatement. The Committee may seek to recover any amount determined to have been inappropriately received by the executive officers to the extent permitted by applicable law.

Tax and Accounting Implications

Deductibility of Executive Compensation.  The Committee has reviewed the Trust’s compensation policies in light of Section 162(m) of the Internal Revenue Code of 1986, as amended (“IRC”), which generally limits deductions by a publicly-held corporation for compensation paid to certain executive officers to $1,000,000 per annum, subject to specified exceptions (the most significant of which is performance-based compensation), and has determined that the compensation levels of the Trust’s executive officers were not at a level that would be affected by such provisions. The Committee intends to continue to review the application of Section 162(m) with respect to any future compensation arrangements considered by the Trust.

Nonqualified Deferred Compensation.  Section 409A of the IRC provides that amounts deferred under nonqualified deferred compensation arrangements will be included in an employee’s income when vested unless certain conditions are met. If the certain conditions are not satisfied, amounts subject to such arrangements will be immediately taxable and employees will be subject to additional income tax, penalties and a further additional income tax calculated as interest on income taxes deferred under the arrangement. In December 2008, the Trust revised certain of its compensation agreements to ensure that the Trust’s employment, severance and deferred compensation arrangements satisfy the requirements of Section 409A to allow for deferral without accelerated taxation, penalties or interest.

Change of Control Payments.  Section 280G of the IRC disallows a company’s tax deduction for “excess parachute payments,” generally defined as payments to specified persons that are contingent upon a change of control in an amount equal to or greater than three times the person’s base amount (the five-year average of Form W-2 compensation). Additionally, IRC Section 4999 imposes a 20% excise tax on any person who receives such excess parachute payments.

The Trust’s share-based plans entitle participants to payments in connection with a change of control that may result in excess parachute payments. Further, Messrs. Gershenson’s employment agreement, along with the Change of Control policy for the benefit of executive officers, entitle such persons to payments upon termination of their employment following a change of control that may qualify as excess parachute payments. As noted earlier, Mr. Gershenson’s employment agreement provides for a full tax-gross up on benefits that exceed limits set forth in Section 280G of the IRC.

COMPENSATION COMMITTEE REPORT
     The Compensation Committee of the Board has reviewed and discussed the Compensation Discussion and Analysis (CD&A) in this annual report on Form 10-K/A with management, including the Chief Executive Officer. Based on such review and discussion, the Compensation Committee recommended to the Board of Trustees that the CD&A be included in the Trust’s annual report on Form 10-K for the year ended December 31, 2008 and the proxy statement for the 2009 annual meeting of shareholders.
The Compensation Committee
Arthur H. Goldberg (Chairman)
Stephen R. Blank
Robert A. Meister
Michael A. Ward
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
     During 2008, none of the Trust’s executive officers served on the board of directors or compensation committee (or committee performing equivalent functions) of any other company that had one or more executive officers serving on the Trust’s Board or Compensation Committee.
     Mr. Ward previously was an officer of the Trust; none of the other members of the Compensation Committee is or has been an officer or an employee of the Trust.

EXECUTIVE COMPENSATION TABLES
Summary Compensation Table

The table below summarizes the total compensation paid or earned by each of the named executive officers in 2008, 2007 and 2006.

						Non-Equity
				Stock	Option	Incentive Plan	All Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Compensation	Total
Principal Position	Year	($)	($)	($)(1)	($)(2)	($)	($)(3)	($)

Dennis E. Gershenson	2008	$464,971	$80,850	$445,033	$32,618	$—	$30,529	$1,054,001
Chairman, President and CEO	2007	441,029	—	113,175	78,360	—	27,130	659,694
	2006	424,077	425,000	79,194	38,666	42,975	24,993	1,034,905
Richard J. Smith	2008	323,024	30,006	179,388	17,443	—	30,924	580,785
CFO and Secretary	2007	310,712	—	5,146	42,001	—	30,970	388,829
	2006	301,531	180,000	44,380	21,304	25,875	21,176	594,266
Thomas W. Litzler	2008	316,984	—	111,363	12,105	40,500	5,875	486,827
Executive VP — Development and	2007	302,158	—	28,319	27,474	86,250	18,314	462,515
New Business Initiatives	2006	237,135	100,000	80,070	15,481	80,000	1,705	514,391
Frederick A. Zantello	2008	307,219	—	92,011	13,691	33,750	62,174	508,845
Executive VP	2007	298,271	—	2,787	33,661	67,500	61,452	463,671
	2006	289,227	—	42,037	20,824	101,570	48,401	502,059
Catherine J. Clark	2008	241,435	—	78,302	7,963	29,250	5,875	362,825
Senior VP — Acquisitions	2007	230,102		(4,946)	19,108	58,500	6,386	309,150
	2006	223,125	—	19,636	10,232	69,256	5,500	327,749

(1)	All awards in this column relate to restricted stock awards or grants made under the 2003 Long-Term Incentive Plan.

The amounts reported reflect the expense recognized for financial statement reporting purposes in the applicable year in accordance with FAS 123(R) (although estimates for forfeitures related to service-based conditions are disregarded), and therefore includes expense from awards made in and prior to the applicable year. The grant-date fair value is equal to the stock price on the award date (for performance-based awards) or grant date (for service-based awards). Generally, the FAS 123(R) amortization of such awards begins in January of the award year (for performance-based awards) or grant year (for service-based awards). The following table includes the compensation expense reported for restricted stock in 2008:

	Performance	Grant Date		2008
Name	Period	(Service-Based)	Purpose	Expense ($)
Dennis E. Gershenson	2004-2006	March 2007	LTI Program	$17,143
	2005-2007	None earned	LTI Program	7,838
	2006-2008	None earned	LTI Program	—
	2007-2009	—	LTI Program	(15,041)
	—	March 2007	Bonus Stock	47,639
	2008-2010	—	LTI Program	187,816
	—	March 2008	Bonus Stock	177,184
	—	April 2008	Bonus Stock	22,454

Total				445,033
Richard J. Smith	2004-2006	March 2007	LTI Program	10,322
	2005-2007	None earned	LTI Program	4,310
	2006-2008	None earned	LTI Program	—
	2007-2009	—	LTI Program	(8,105)
	2008-2010	—	LTI Program	97,859
	—	March 2008	Bonus Stock	75,002

Total				179,388
Thomas W. Litzler	2006-2008	None earned	LTI Program	—
	—	June 2006	Signing Bonus Grant	11,113
	2007-2009	—	LTI Program	(7,794)
	2008-2010	—	LTI Program	96,064
	—	March 2008	Bonus Stock	11,980

Total				111,363
Frederick A. Zantello	2004-2006	March 2007	LTI Program	8,605
	2005-2007	None earned	LTI Program	4,189
	2006-2008	None earned	LTI Program	—
	2007-2009	—	LTI Program	(7,694)
	2008-2010	—	LTI Program	77,532
	—	March 2008	Bonus Stock	9,379

Total				92,011
Catherine J. Clark	2004-2006	March 2007	LTI Program	3,692
	2005-2007	None earned	LTI Program	1,798
	2006-2008	None earned	LTI Program	—
	2007-2009	—	LTI Program	3,710
	2008-2010	—	LTI Program	60,973
	—	March 2008	Bonus Stock	8,129

Total				78,302

(2)	All awards in this column relate to stock options granted under the 2003 Long-Term Incentive Plan pursuant to the LTI Program. The amounts reported reflect the expense recognized for financial statement reporting purposes in the applicable year in accordance with FAS 123(R) (although estimates for forfeitures related to service-based conditions are disregarded), and therefore includes expense from awards granted prior to the applicable year.

No stock options were granted in 2008. The stock options vest in three equal installments on the first, second and third anniversaries of the grant date. Generally, the FAS 123(R) amortization of such awards begins in January of the grant year. Valuation assumptions used in determining these amounts are included in footnote 16 of the Trust’s audited financial statements included in the Trust’s annual report on Form 10-K for the year ended December 31, 2007 (the “2007 10-K”). The following table includes the compensation expense reported for stock options in 2008:

	Grant Date	2008
Name	(Month)	Expense ($)
Dennis E. Gershenson	February 2006	$5,102
	March 2007	27,516

Total		32,618
Richard J. Smith	February 2006	2,796
	March 2007	14,647

Total		17,443
Thomas W. Litzler	February 2006	2,815
	March 2007	9,290

Total		12,105
Frederick A. Zantello	February 2006	2,766
	March 2007	10,925

Total		13,691
Catherine J. Clark	February 2006	1,423
	March 2007	6,540

Total		7,963

(3)	The Trust contributed $5,750 to each named executive officer’s account in the Ramco Gershenson, Inc. 401(k) Plan. In addition, this column consists of:

Dennis Gershenson — Includes full payment of health care premiums and life insurance premiums.

Richard Smith — Includes a car allowance, life insurance premiums, full payment of health care premiums and holiday card.

Thomas Litzler — Includes holiday card.

Frederick Zantello — Includes housing allowance and mileage reimbursement ($41,185), full payment of health care premiums and holiday card.

Catherine Clark — Includes holiday card.

Narrative Discussion of Summary Compensation Table.  See “Compensation Discussion and Analysis” for a further discussion of the 2008 compensation program and certain prior-year compensation determinations.

Although the Summary Compensation Table reflects a significant increase in compensation for Messrs. Gershenson and Smith, the Committee approved only a 4% increase in their respective base salary and target long-term incentive award, and the actual discretionary bonus earned was 22.6% less than in 2007. However, the Summary Compensation Table reflects FAS 123(R) expense, and reported 2008 compensation was significantly affected by the form of bonus payment in 2008 and 2007. See the Bonus/Non-Equity Incentive Plan Compensation discussion below for further information. As noted previously, Mercer indicated that Mr. Gershenson’s base salary and annual and long-term incentives were below the market median. In addition, Mr. Smith’s base salary was competitive, while annual incentives were below market and long-term incentives were above market.

Employment Agreement — Mr. Gershenson.  See “— Potential Payments Upon Termination or Change-in-Control” for a description of the material terms of Mr. Gershenson’s employment agreement.

Bonus/Non-Equity Incentive Plan Compensation.  Mr. Litzler, Mr. Zantello and Ms. Clark earned the following bonuses in 2008 pursuant to the annual bonus program, approved by the Compensation Committee on March 4, 2009: Litzler, $54,000; Zantello, $45,000; and Clark $39,000. 75% of such bonus was paid in cash, with such amounts reflected in the “Non-Equity Incentive Plan Compensation” column for 2008. The remaining 25% of such bonus was paid in restricted stock at the election of the Trust, and the related expense will be reflected in the “Stock Awards” column beginning in 2009. These named executive officers received cash and restricted stock in the same proportion in 2007 with respect to the annual bonus program. In 2006, all of their annual bonus was paid in cash, with such amounts reflected in the “Non-Equity Incentive Plan Compensation” column. Mr. Litzler also received a discretionary signing bonus of $100,000 in 2006.

Messrs. Gershenson and Smith received a discretionary bonus of $242,501 and $90,000, respectively, as part of the annual bonus program. One-third of such bonuses were paid in cash, with such amounts reflected in the “Bonus” column for 2008. The remaining two-thirds of such bonus was paid in restricted stock at the election of the Trust, and the related expense will be reflected in the “Stock Awards” column beginning in 2009. In 2007, 100% of the annual discretionary bonus was paid in restricted stock. Therefore no amounts were reported in the “Bonus” column for 2007 and the “Stock Awards” column in 2008 reflects a significant increase in expense; this explains the significant increase in reported compensation for Messrs. Gershenson and Smith from 2007 to 2008. In 2006, these named executive officers received all of their discretionary bonus paid in cash, with such amounts reflected in the “Bonus” column.

2008 Special Grant of Restricted Stock.  In addition to the amounts noted above, each named executive officer received a discretionary grant of restricted stock on March 4, 2009 as part of their 2008 bonus, having a cash value of: Gershenson, $132,890; Smith, $49,320; Litzler, $29,592; Zantello, $57,540; and Clark, $21,372. The related expense will be reflected in the “Stock Awards” column beginning in 2009.

LTI Program.  In 2006 and 2007, the long-term incentive dollar target was divided into three components: stock option grants (25%), cash target awards (25%) and performance-based restricted stock target awards (50%). The stock options vest in three equal installments beginning on the first anniversary of the grant date. With respect to the performance-based restricted stock awards, the satisfaction of the threshold, target and maximum performance measures results in actual restricted share grants of 50%, 100% and 150% (with pro-ration), respectively, of the restricted share target award. With respect to the cash target awards, the satisfaction of the threshold, target and maximum performance measures would result in actual cash payouts of 50%, 100% and 150% (with pro-ration), respectively, of such dollar target. The purpose of the cash award was to allow participants to cover the expected tax liability each year when the restricted stock grants vest.

All (Messrs. Smith and Gershenson) or a portion (Mr. Zantello and Ms. Clark) of the amounts in the “Non-Equity Incentive Plan” column for 2006 relate to long-term incentive cash awards made in 2004; the applicable performance measures for such awards were satisfied on December 31, 2006. Mr. Zantello and Ms. Clark earned $21,570 and $9,256, respectively, in cash. No awards were earned for the 2005 to 2007 performance period or the 2006 to 2008 performance period.

In 2008, the LTI Program was revised to provide 50% of the long-term incentive dollar target in each of service-based restricted stock and performance-based restricted stock, respectively.

Grants of Plan-Based Awards in 2008

The following table provides information about equity and non-equity awards made to the named executive officers in 2008.

									All Other
									Stock
									Awards:	Grant
			Estimated Future Payouts			Estimated Future Payouts			Number	Date Fair
			Under Non-Equity			Under Equity			of Shares	Value of
			Incentive Plan Awards			Incentive Plan Awards			of Stock	Stock and
	Grant		Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Option
Name	Date		($)	($)	($)	(#)/($)	(#)/($)	(#)/($)	(#)	Awards(1)

Dennis E. Gershenson	3/3/08	(2)	$—	$—	$—	—	—	—	19,127	$425,000
	3/3/08	(3)	—	—	—	—	—	—	12,574	279,394
	3/3/08	(3)	—	—	—	6,287	12,574	18,861	—	279,394
	4/4/08	(2)	—	—	—	—	—	—	2,718	60,000
Richard J. Smith	3/3/08	(2)	—	—	—	—	—	—	8,101	180,004
	3/3/08	(3)	—	—	—	—	—	—	6,552	145,585
	3/3/08	(3)	—	—	—	3,276	6,552	9,828	—	145,585
Thomas W. Litzler	N/A	(4)	47,635	95,270	142,905	—	—	—	—	—
	N/A	(4)	—	—	—	$15,878	$31,756	$47,634	—	—
	3/3/08	(2)	—	—	—	—	—	—	1,294	28,750
	3/3/08	(3)	—	—	—	—	—	—	6,431	142,897
	3/3/08	(3)	—	—	—	3,216	6,431	9,647	—	142,897
Frederick A. Zantello	N/A	(4)	46,134	92,269	138,403	—	—	—	—	—
	N/A	(4)	—	—	—	$15,378	$30,756	$46,134	—	—
	3/3/08	(2)	—	—	—	—	—	—	1,013	22,500
	3/3/08	(3)	—	—	—	—	—	—	5,191	115,344
	3/3/08	(3)	—	—	—	2,596	5,191	7,787	—	115,344
Catherine J. Clark	N/A	(4)	36,282	72,563	108,845	—	—	—	—	—
	N/A	(4)	—	—	—	$12,094	$24,188	$36,282	—	—
	3/3/08	(2)	—	—	—	—	—	—	878	19,509
	3/3/08	(3)	—	—	—	—	—	—	4,082	90,702
	3/3/08	(3)	—	—	—	2,041	4,082	6,123	—	90,702

(1)	The grant-date fair value is calculated in accordance with FAS 123(R). The grant-date fair value of each share of restricted stock is equal to the stock price on the award date (for performance-based shares) or grant date (for service-based shares), which was $22.22 and $22.07 for the awards and grants made in March and April 2008, respectively. The aggregate grant-date fair value is such stock price multiplied by the target award. Holders of restricted stock (time vesting) receive cash dividends to the extent paid on the Trust’s common shares during such period. Holders of restricted stock (performance vesting), upon satisfaction of the applicable performance measures and resulting grant of restricted stock, receive cash dividends to the extent paid on the Trust’s common shares during the remaining period of time vesting. The foregoing is taken into account in calculating the grant-date fair value.

(2)	These grants represent the portion of the 2007 annual bonus paid in restricted stock.

(3)	These grants relate to the LTI Program for 2008.

(4)	These awards relate to the 2008 annual bonus program. Amounts in “Estimated Future Payouts Under Equity Incentive Plan Awards” column are reported in dollars.

Narrative Discussion of Grants of Plan-Based Awards in 2008 Table.

Annual Bonus Program.  Under the 2007 and 2008 annual bonus program, Messrs. Litzler and Zantello and Ms. Clark received target awards in dollars to be paid out, at the election of the Trust, partially in cash (75%) and restricted stock (25%). For the 2007 annual bonus, the restricted stock earned is set forth in “All Other Stock Awards:” For the 2008 annual bonus program, the cash portion is set forth in “Estimated Future Payouts Under Non-Equity Incentive Plan Awards” above and the restricted stock portion is set forth in “Estimated Future Payouts Under Equity Incentive Plan Awards” above.

For the 2008 annual bonus program, the earned portion paid in cash is reported in the “Non-Equity Incentive Plan Compensation” column for 2008 in the “Summary Compensation Table” and the earned portion paid in restricted stock will be reflected in the “Stock Awards” column in the “Summary Compensation Table” beginning in 2009 as well as the “Grants of Plan-Based Awards in 2009” table. Amounts earned for the 2008 annual bonus program were approved by the Compensation Committee on March 4, 2009, and shortly thereafter the cash amounts were paid out and the restricted stock was granted.

Discretionary Bonuses.  Messrs. Gershenson and Smith receive discretionary bonuses. Messrs. Gershenson and Smith received (and will receive) the following portion of their bonuses paid in restricted stock during such periods: 100% for 2007 bonus; 66 2/3% for 2008 bonus; and 25% for 2009 bonus. The earned bonus for the 2007 compensation program is included in “All Other Stock Awards” above and the applicable expense is included in the “Stock Awards” column in 2008 in the “Summary Compensation Table.” The earned cash portion of the bonus for the 2008 compensation program is included in the “Bonus” column for 2008 of the Summary Compensation Table. The earned restricted stock portion of the bonus for the 2008 compensation program will be included in the “Stock Awards” column in the “Summary Compensation Table” beginning in 2009 as well as the “Grants of Plan-Based Awards in 2009” table.

2008 LTI Program.  Beginning in 2008, the LTI Program consists of service-based restricted stock and performance-based restricted stock. In 2008, the Committee determined that service-based restricted stock grants and performance-based restricted stock grants each would correspond to 50% of the long-term incentive dollar target.

The service-based restricted stock grant equals 50% of the long-term incentive dollar target divided by the closing price of the Shares on the business day immediately prior to the award date, and such grant vests in five equal installments beginning on the first anniversary of the grant date. The holder of the service-based restricted stock has all the rights of a holder of Shares (other than free transfer rights), including voting rights and cash dividend rights.

The performance-based restricted stock target award equals 50% of the long-term incentive dollar target divided by the closing price of the Shares on the business day immediately prior to the award date. For 2008 awards, the sole performance measure is growth in diluted FFO per share. The Committee has discretion to adjust the performance measures during the performance period for unusual or nonrecurring events affecting the Trust or its financial statements or changes in applicable laws, regulations or accounting principles. Upon completion of the performance period, the Committee will compare actual performance against the target performance levels. The satisfaction of the threshold, target and maximum performance measures results in grants of restricted stock of 50%, 100% and 150% (with pro-ration), respectively, of the target award. Upon the Committee’s confirmation of the satisfaction of the applicable performance measures, generally at the first Committee meeting following the end of the performance period, 50% of the award will be paid in Shares (with one Share issued for each share of performance-based restricted stock), and 50% of the award will be paid in restricted stock (with one share of restricted stock for each share of performance-based restricted stock, and vesting on the first anniversary of the grant date). The holder of the performance-based restricted stock has no rights of a holder of Shares until the Shares or restricted stock are actually granted.

Outstanding Equity Awards at December 31, 2008

The following table provides information on the current holdings of stock option and stock awards by the named executive officers as of December 31, 2008.

							Stock Awards
									Equity	Equity Incentive
									Incentive Plan	Plan Awards:
			Option Awards					Market	Awards: Number	Market or
			Number	Number			Number	Value of	of Unearned	Payout Value
			of Securities	of Securities			of Shares	Shares or	Shares,	of Unearned
			Underlying	Underlying			or Units	Units of	Units or	Shares, Units or
			Unexercised	Unexercised	Option		of Stock	Stock That	Other Rights	Other Rights
	Grant Date/		Options	Options	Exercise	Option	That Have	Have Not	That Have	That Have
	Performance		(#)	(#)	Price	Expiration	Not Vested	Vested	Not Vested	Not Vested
Name	Period		Exercisable	Unexercisable	($)	Date	(#)	($)(1)	(#)	($)(1)

Dennis E. Gershenson	3/8/07	(2)	—	—	$—	—	3,333	$20,598	—	$—
	3/8/07	(2)	—	—	—	—	1,540	9,517	—	—
	3/3/08	(3)	—	—	—	—	12,574	77,707	—	—
	3/3/08	(4)	—	—	—	—	19,127	118,205	—	—
	4/4/08	(4)	—	—	—	—	2,718	16,797	—	—
	1/1/07-12/31/09	(5)	—	—	—	—	—	—	3,227	19,943
	1/1/08-12/31/10	(6)	—	—	—	—	—	—	6,287	38,854
	03/08/07	(2)	7,405	14,810	34.30	03/08/17	—	—	—	—
	02/28/06	(2)	8,972	4,486	29.06	02/28/16	—	—	—	—
	04/01/05	(2)	14,116	—	27.11	04/01/15	—	—	—	—
	03/03/04	(2)	7,330	—	27.96	03/03/14	—	—	—	—
Richard J. Smith	3/8/07	(2)	—	—	—	—	927	5,729	—	—
	3/3/08	(3)	—	—	—	—	6,552	40,491	—	—
	3/3/08	(4)	—	—	—	—	8,101	50,064	—	—
	1/1/07-12/31/09	(5)	—	—	—	—	—	—	1,739	10,747
	1/1/08-12/31/10	(6)	—	—	—	—	—	—	3,276	20,246
	03/08/07	(2)	3,941	7,884	34.30	03/08/17	—	—	—	—
	02/28/06	(2)	4,917	2,459	29.06	02/28/16	—	—	—	—
	04/01/05	(2)	7,763	—	27.11	04/01/15	—	—	—	—
	03/03/04	(2)	4,413	—	27.96	03/03/14	—	—	—	—
	03/08/00	(2)	25,000	—	14.06	03/08/10	—	—	—	—
Thomas W. Litzler	6/12/06	(2)	—	—	—	—	1,235	7,632	—	—
	3/3/08	(3)	—	—	—	—	6,431	39,744	—	—
	3/3/08	(4)	—	—	—	—	1,294	7,997	—	—
	1/1/07-12/31/09	(5)	—	—	—	—	—	—	1,672	10,333
	1/1/08-12/31/10	(6)	—	—	—	—	—	—	3,216	19,875
	03/08/07	(2)	2,500	5,000	34.30	03/08/17	—	—	—	—
	02/28/06	(2)	4,950	2,476	29.06	02/28/16	—	—	—	—
Frederick A. Zantello	3/8/07	(2)	—	—	—	—	772	4,771	—	—
	3/3/08	(3)	—	—	—	—	5,191	32,080	—	—
	3/3/08	(4)	—	—	—	—	1,013	6,260	—	—
	1/1/07-12/31/09	(5)	—	—	—	—	—	—	1,651	10,203
	1/1/08-12/31/10	(6)	—	—	—	—	—	—	2,596	16,043
	03/08/07	(2)	2,940	5,880	34.30	03/08/17	—	—	—	—
	02/28/06	(2)	4,864	2,433	29.06	02/28/16	—	—	—	—
	04/01/05	(2)	7,544	—	27.11	04/01/15	—	—	—	—
	03/03/04	(2)	3,679	—	27.96	03/03/14	—	—	—	—
Catherine J. Clark	3/8/07	(2)	—	—	—	—	331	2,046	—	—
	3/3/08	(3)	—	—	—	—	4,082	25,227	—	—
	3/3/08	(4)	—	—	—	—	878	5,426	—	—
	1/1/07-12/31/09	(5)	—	—	—	—	—	—	1,062	6,563
	1/1/08-12/31/10	(6)	—	—	—	—	—	—	2,041	12,613
	03/08/07	(2)	1,715	3,430	34.30	03/08/17	—	—	—	—
	02/28/06	(2)	2,502	1,251	29.06	02/28/16	—	—	—	—
	04/01/05	(2)	3,238	—	27.11	04/01/15	—	—	—	—
	03/03/04	(2)	1,579	—	27.96	03/03/14	—	—	—	—

(1)	Based upon the closing price of the Trust’s common shares of beneficial interest on the NYSE on December 31, 2008 of $6.18.

(2)	Restricted stock or stock options — vests one-third per year, beginning on the first anniversary of the grant date.

(3)	Restricted stock — vests one-fifth per year, beginning on the first anniversary of the grant date.

(4)	Restricted stock — vests one-half per year, beginning on the first anniversary of the grant date.

(5)	Restricted stock with performance component — subject to satisfaction of applicable performance measures, the restricted stock, to the extent earned, will be granted in the first quarter following the end of the performance period. Restricted stock vests one-third per year, beginning on the first anniversary of the grant date of the restricted stock. Under the LTI Program, the Committee determined that the aggregate achievement for the 2006-2008 performance period was below the threshold award; therefore, this table assumes that the restricted stock awards under the LTI Program for the 2007-2009 performance period will be at the threshold level.

Although not required by the table, the Committee also made cash awards in 2006 and 2007 under the LTI Program subject to the satisfaction of same performance measures the restricted stock awards noted above. No cash awards were earned in 2008. The 2007 cash awards, which would vest in three equal installments beginning in the first quarter of 2010 if the applicable performance measures are satisfied, have the following estimated future payouts:

	Estimated Future Payouts
	Under Non-Equity
	Incentive Plan Awards
	Threshold	Target	Maximum
Name	($)	($)	($)

Dennis E. Gershenson	$65,663	$131,325	$196,988
Richard J. Smith	35,383	70,766	106,149
Thomas W. Litzler	34,025	68,050	102,075
Frederick A. Zantello	33,593	67,186	100,779
Catherine J. Clark	21,597	43,193	64,790

(6)	Restricted stock with performance component — subject to satisfaction of applicable performance measures, one-half of the award will be issued in Shares in the first quarter following the end of the performance period. Restricted stock will be issued for the remaining portion on such date and will vest on the first anniversary of the grant date. The table sets forth the threshold award.

Option Exercises and Stock Vested in 2008

No stock options were exercised in 2008. The following table provides information on stock awards that vested in 2008.

	Stock Awards
	Number of Shares		Value Realized
	Acquired on Vesting		on Vesting
Name	(#)		($)

Dennis E. Gershenson	2,437	(1)	$50,811
Richard J. Smith	464	(1)	9,674
Thomas W. Litzler	1,234	(2)	26,284
Frederick A. Zantello	387	(1)	8,068
Catherine. J. Clark	166	(1)	3,461

(1)	The value realized is based upon the closing price of the Trust’s common shares of beneficial interest on the NYSE on March 8, 2008, the vesting date, of $20.85.

(2)	The value realized is based upon the closing price of the Trust’s common shares of beneficial interest on the NYSE on June 12, 2008, the vesting date, of $21.30.

Nonqualified Deferred Compensation in 2008

The table below provides information on the nonqualified deferred compensation of the named executive officers in 2008.

		Aggregate	Aggregate	Aggregate
		Earnings in	Withdrawals/	Balance at Last
		Last FY	Distributions	FYE
Name	Plan	($)(1)	($)(1)	($)

Dennis E. Gershenson	Stock option deferral	$(519,031)	$(61,911)	$236,354
Richard J. Smith	Stock option deferral	(366,043)	(43,662)	166,687
Frederick A. Zantello	Stock option deferral	(75,985)	(9,064)	34,602

(1)	The deferred shares are represented by notional shares in the deferral accounts. Distributions are paid in cash when, and in the amount of, cash dividends paid on the Trust’s common shares of beneficial interest. None of the earnings set forth in the table are above-market or preferential, and therefore none of such amounts are reflected in the “Summary Compensation Table.” The number of notional shares held by named executive officers as of December 31, 2008 is: Dennis Gershenson, 38,245; Richard Smith, 26,972; and Frederick Zantello, 5,599.

The following table sets forth the components of aggregate earnings:

		Loss Due to
	Cash	Decrease in
Name	Distributions	Share Price

Dennis E. Gershenson	$61,911	$(580,942)
Richard J. Smith	43,662	(409,705)
Frederick A. Zantello	9,064	(85,049)

Potential Payments Upon Termination or Change-in-Control

The following section describes potential payments and benefits to the named executive officers under the Trust’s compensation and benefit plans and arrangements upon termination of employment or a change of control of the Trust.

Mr. Gershenson is the only named executive officer with an employment agreement with the Trust. The Trust also has a Change of Control policy in effect for the named executive officers. Further, certain of the Trust’s benefit plans and arrangements contain provisions regarding acceleration of vesting and payment upon specified termination events; see “— Trust Share-Based Plans” below. In addition, the Trust may authorize discretionary severance payments to its named executive officers upon termination.

Trust Share-Based Plans

2003 Long-Term Incentive Plan

Upon a change in control, any nonqualified stock options and restricted stock outstanding as of the change of control will immediately vest in full; notwithstanding the foregoing, (i) the Compensation Committee may set forth alternative change of control terms at the time of the grant and (ii) a vote by three-fourths of the Board may determine alternative terms at any time, so long as a majority of Trustees then in office are ‘continuing trustees’ as defined therein. Further, during the 60-day period from and after a change of control, the Compensation Committee may grant holders of stock options the right to surrender all or part of such stock options to the Trust, whether or not the stock options are fully exercisable, in exchange for cash per share equal to the fair market value less the exercise price.

Other than in connection with a change of control, if an employee is terminated for any reason, any restricted stock will be forfeited; however, the Compensation Committee is authorized to waive such forfeiture in the event of retirement, permanent disability, death or other special circumstances as determined by the Compensation Committee in its sole discretion.

Other than in connection with a change of control, if an employee is terminated for cause, such employee’s stock options, even if immediately exercisable, will terminate (although the Committee retains discretion to permit the exercise of such stock options until the earlier of 30 days and the stock option’s expiration date). If an employee is terminated for any reason other than a change of control, death or disability or for cause, then such employee’s stock options may be exercised, to the extent such stock options were exercisable before termination, for the lesser of six months (or longer, at the discretion of the Compensation Committee) or until the stock option’s expiration date. Stock options held by an employee whose employment is terminated due to death or disability will immediately vest in full, and the legal representative or beneficiary may exercise such stock options until the lesser of one year (or longer, at the discretion of the Compensation Committee) or the stock option’s expiration date. The foregoing terms are set forth in the nonqualified stock option agreements covering all outstanding stock options granted under the 2003 Long-Term Incentive Plan as of December 31, 2008.

Incentive stock options are subject to different termination and change of control provisions, but no incentive stock options have been granted under the 2003 Long-Term Incentive Plan as of December 31, 2008.

Deferred Stock

Messrs. Gershenson, Smith and Zantello entered into deferral agreements with the Trust whereby they irrevocably committed to defer the gain on the exercise of specified stock options until the earlier of a period of five years, a termination for cause, or upon a change of control (if followed by termination of employment within six months of such change of control). Such persons may irrevocably elect to extend the deferral period two times, in each case for a period of at least 24-months, subject to specified requirements. In December 2008, Mr. Zantello and Mr. Smith extended the deferral period of certain deferred gains from 2009 to 2011 and 2012, respectively, as permitted by the original deferral agreements. The Trust may accelerate the payout of the deferred award in the event of specified circumstances. Persons are fully vested in such deferral accounts. Until the deferred shares are issued, such persons receive distributions in cash when, and in the amount of, cash dividends paid on the Trust’s common shares of beneficial interest. Such persons do not have rights as a shareholder with respect to the deferral accounts.

Cash Awards

Upon termination or upon a change of control, the Compensation Committee intends to accelerate the vesting of cash awards in the same manner as the restricted stock under the prior LTI Program.

Dennis Gershenson’s Employment Agreement

Effective August 1, 2007, the Trust entered into a new employment agreement with Mr. Gershenson, the Trust’s President and Chief Executive Officer. The initial term of the agreement is five years, with unlimited one-year automatic extensions unless either party gives written notice of non-extension at least 120 days prior to the expiration of the term. The employment agreement provides for an annual base salary of at least $447,750 (with adjustments to be considered annually by the Committee), an annual bonus of at least $350,000, as well as other fringe benefits and perquisites as are generally made available to the Trust’s executives (including $1 million of term life insurance paid by the Trust). The Trust began paying the premiums on the life insurance in 2008. Mr. Gershenson will also participate in share-based programs established for the benefit of employees.

If Mr. Gershenson’s employment is terminated due to death or permanent disability, Mr. Gershenson (or his legal representative of beneficiary) will receive a lump sum equal to 12 months base salary and bonus (paid within 60 days of such termination). In the event of a permanent disability, he will also be entitled to receive the fringe benefits specified in the employment agreement, including under all insurance programs and plans, for 12 months following such termination, subject to specified limitations.

If Mr. Gershenson’s employment is terminated for cause or he terminates such employment without good reason, Mr. Gershenson will receive the accrued and unpaid portion of his base salary, bonus and benefits through the date of termination (paid within 30 days of such termination).

If Mr. Gershenson’s employment is terminated without cause (other than due to death or permanent disability) or he terminates such employment for good reason, including a change of control, Mr. Gershenson will receive: (i) accrued base salary through the termination date; (ii) a lump sum severance payment (no later than the 30th day following the date that is six months following the date of termination) equal to the greater of (x) the aggregate of all compensation due to Mr. Gershenson for the remainder of the term of his employment agreement (assuming an annual bonus equal to the average bonus under the employment agreement prior to termination), or (y) 2.99 times the “base amount”, as defined by Section 280G of the IRC (or a similar amount if Section 280G is repealed or is otherwise inapplicable); (iii) an amount equal to Mr. Gershenson’s tax liability for an excess “parachute payment” within the meaning of Section 280G of the IRC, and an amount equal to Mr. Gershenson’s income taxes payable for such tax liability payment by the Trust (such payment to be made no later than the end of his taxable year following the taxable year in which such taxes are remitted); and (iv) fringe benefits and perquisites as are generally made available to the Trust’s executives for the duration of the term of the employment agreement (but not less than 12 months), including under all insurance programs and plans, subject to specified limitations.

None of the severance amounts will be mitigated by compensation earned by Mr. Gershenson as result of other employment or retirement benefits after the termination date.

In accordance with such employment agreement, Mr. Gershenson has also entered into a noncompetition agreement with the Trust. The noncompetition agreement provides that, following termination of Mr. Gershenson’s employment, Mr. Gershenson, subject to specified limitations: (i) will not hire any person that is, or was within the prior 12 months, a Trust employee making at least $60,000 per year in base salary, and he will not solicit such person to leave the employ of the Trust; (ii) will not, directly or indirectly, acquire, develop, construct, operate, manage or lease any existing Trust property or project; (iii) will not compete with the Trust within a 200 mile radius of any Trust property or project that existed within the prior 12 months; and (iv) will maintain the confidential and/or proprietary information of the Trust. The provisions in clauses (i) — (iii) will terminate one year after Mr. Gershenson is no longer an officer or Trustee of the Trust.

Change of Control Policy

Effective July 10, 2007, the Trust established a Change of Control policy for the benefit of the executive officers of the Trust. The policy provides for payments of specified amounts if such person’s employment with the Trust or any subsidiary is terminated in specified circumstances following a change of control. The policy contains a double trigger. First, the person’s employment must be terminated (a) by the Trust other than for cause or upon such person’s death or permanent disability or (b) by the person for good reason. Secondly, such termination must occur within one year following a change of control; provided, however, if a person’s employment or status as an officer with the Trust or any subsidiary is terminated within six months prior to the date on which a change of control occurs and such termination was not for cause or voluntary by such person, then the change of control date will be the date immediately prior to the date of such termination.

If the double trigger is satisfied, the person will receive the following amounts no later than the 30th day following the termination date, the product of: (x) for the chief executive officer, 2.99; for the chief financial officer, 2.5; for an executive vice president, 2.0; and for a senior vice president, 1.0; and (y) the base amount under Section 280G of the IRC (or a similar amount if Section 280G is repealed or is otherwise inapplicable). The policy does not contain a tax gross-up benefit. Further, the amount received under the policy will be reduced to the extent a person receives other severance or separation payments from the Trust (excluding the vesting of any options, shares or rights under any incentive plan of the Trust).

Change of Control/Severance Payment Table as of December 31, 2008

The following table estimates the potential payments and benefits to the named executive officers upon termination of employment or a change of control, assuming such event occurs on December 31, 2008. These estimates do not reflect the actual amounts that would be paid to such persons, which would only be known at the time that they become eligible for payment and would only be payable if the specified event occurs.

Items Not Reflected in Table

The following items are not reflected in the table set forth below:

•	Accrued salary, bonus (except to the extent specifically noted in an employment agreement) and vacation.

•	Costs of COBRA or any other mandated governmental assistance program to former employees.

•	Welfare benefits provided to all salaried employees having substantially the same value.

•	Amounts outstanding under the Trust’s 401(k) plan.

•	Deferred Stock. The deferral period for the deferred stock arrangement of Messrs. Gershenson, Smith and Zantello will terminate, among other things, due to a termination for cause or upon a change of control (if followed by termination of employment within six months of such change of control). The aggregate balance for each person relating to the deferral arrangements is set forth in the “Nonqualified Deferred Compensation in 2008” table.

Change of Control Payments — IRC Section 280G valuation

IRC Section 280G imposes tax sanctions for payments made by the Trust that are contingent upon a change of control and equal to or greater than three times an executive’s most recent five-year average annual taxable compensation (referred to as the ’base amount’). If tax sanctions apply, contingent payments, to the extent they exceed an allocable portion of the base amount, become subject to a 20% excise tax (payable by the executive) and are ineligible for a tax deduction by the Trust. Key assumptions in this analysis include:

•	A change of control, termination of employment and all related payments occur on December 31, 2008.

•	Federal and state income tax rates of 35% and 3.9%, respectively, and a social security/Medicare rate of 1.45%.

•	Restricted stock and cash awards under the 2003 Long-Term Incentive Plan, for performance periods that have not closed prior to the date of the change in control: the 2006-2008 performance period is not paid out and the 2007-2009 performance period is not paid out, based on current expectations. Restricted stock awards under the 2003 Long-Term Incentive Plan for the 2008-2010 performance period is paid out at the target amount.

•	The value of unvested, non-qualified stock options equals their value as determined pursuant to the safe harbor method provided for in Revenue Procedure 2003-68.

•	The value of Shares, on the date of the change in control is $6.18, the closing price on such date as published by the NYSE.

Other Notes Applicable to Table

•	The “Incentive-Based Awards” column in the table assumes the Compensation Committee’s acceleration of long-term incentive compensation, including share-based awards and cash awards, for terminations specifically referenced in the table. The amounts set forth therein represent the intrinsic value of such acceleration, which is (i) for each unvested stock option, $6.18 less the exercise price, and (ii) for each unvested share of restricted stock, $6.18. $6.18 represents the closing price on the NYSE on December 31, 2008. For accelerated vesting of cash awards and restricted stock awards subject to three-year performance metrics, the table reflects (i) for awards made in 2006, no value (based on actual results) and (ii) for awards made in 2007, no value (based on expected results), and (iii) for awards made in 2008, payment for target grants.

•	Life insurance amounts only reflect policies paid for by the Trust (including an additional $1,000,000 of term life insurance paid by the Trust for Mr. Gershenson).

Change of Control and Severance Payments

				Life
			Incentive-Based	Insurance	Disability	280G Tax
	Cash Severance		Awards	Proceeds	Benefits(1)	Gross Up	Total

Dennis E. Gershenson(2)
Retirement	$—		$349,182	$—	$—	$—	$349,182
Death	840,362	(3)	349,182	1,250,000	27,000	—	2,466,544
Disability	840,362	(3)	349,182	—	108,000	—	1,297,544
Termination without cause or for good reason (including change of control)	3,146,632	(4)	349,182	—	—	1,224,685	4,720,499
Richard J. Smith(5)
Retirement	—		154,026	—	—	—	154,026
Death	—		154,026	250,000	27,000	—	431,026
Disability	—		154,026	—	108,000	—	262,026
Change of control	1,164,759	(6)	154,026	—	—	—	1,318,785
Thomas W. Litzler(5)
Retirement	—		95,116	—	—	—	95,116
Death	—		95,116	250,000	27,000	—	372,116
Disability	—		95,116	—	108,000	—	203,116
Change of control	795,257	(6)	95,116	—	—	—	890,373
Frederick A. Zantello(5)
Retirement	—		89,572	—	—	—	89,572
Death	—		89,572	250,000	27,000	—	366,572
Disability	—		89,572	—	108,000	—	197,572
Change of control	813,468	(6)	89,572	—	—	—	903,040
Catherine J. Clark(5)
Retirement	—		64,096	—	—	—	64,096
Death	—		64,096	241,878	27,000	—	332,974
Disability	—		64,096	—	108,000	—	172,096
Change of control	238,591	(6)	64,096	—	—	—	302,687

(1)	$27,000 represents the amount paid to a survivor if the employee had been disabled for 180 consecutive days and the employee was eligible to receive the long-term disability payments. $108,000 represents the aggregate of 12 monthly payments of $9,000 payable as a long-term disability benefit (such payments would continue for the length of the disability); if the disability was of a short-term nature, such person may be eligible for wage replacement for 13 weeks with a maximum weekly benefit of $4,154.

(2)	Except as noted in the table above or as specified in “— Items Not Reflected in Table”, he does not receive any additional incremental value if (i) he voluntarily terminates his employment, or (ii) his employment is terminated by the Trust with cause.

(3)	Represents base salary as of December 31, 2008 and bonus (cash value) earned for 2008. In the event of disability, Mr. Gershenson would also be entitled to 12 months of customary fringe benefits in accordance with his employment agreement, which is not reflected in this amount.

(4)	Assumes payment of the compensation due for the remainder of the term of his employment agreement. Mr. Gershenson would also be entitled to receive fringe benefits through the terms of his employment agreement (but no less than 12 months), which is not reflected in this amount.

(5)	Except as noted in the table above or as specified in “— Items Not Reflected in Table”, each of such persons do not receive any additional incremental value if (i) he/she voluntarily terminates his/her employment, or (ii) his/her employment is terminated by the Trust with or without cause.

(6)	Assumes payment of the following amount times the “base amount” in accordance with Section 280G of the IRC: Mr. Smith, 2.5; Mr. Litzler, 2.0; Mr. Zantello, 2.0; and Mr. Clark 1.0.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plans
     The following table sets forth certain information regarding our equity compensation plans as of December 31, 2008:

Number of Securities
	Number of Securities				Remaining Available
	to be Issued		Weighted-Average		for Future Issuances
	Upon Exercise of		Exercise Price of		Under Equity Compensation
	Outstanding Options,		Outstanding Options,		Plans (Excluding Securities
	Warrants and Rights		Warrants and Rights		Reflected in Column (a))
Plan Category	(a)		(b)		(c)
Equity compensation plans approved by security holders (1)	752,375	(2)	$28.53	(3)	277,332	(4)
Equity compensation plans not approved by security holders	—		—		—

Total	752,375		$28.53		277,332

(1)	Consists of grants made under the 1996 Share Option Plan, 1997 Non-Employee Trustee Stock Option Plan, 2003 Long-Term Incentive Plan, 2003 Non-Employee Trustee Stock Option Plan, and 2008 Restricted Share Plan for Non-employee Trustees.

(2)	Consists of 339,049 options outstanding, 218,854 deferred common shares (see Note 16 of the Consolidated Financial Statements) and 194,472 shares of restricted stock issuable on the satisfaction of applicable performance measures. The number of shares of restricted stock overstates dilution to the extent we do not satisfy the applicable performance measures. In particular, subsequent to December 31, 2008, the Compensation Committee determined that we did not achieve certain performance measures underlying restricted share grants, resulting in the forfeiture of 48,333 shares of restricted stock that are listed in this column as outstanding as of December 31, 2008.

(3)	Solely consists of outstanding options, as the deferred common shares and shares of restricted stock do not have an exercise price.

(4)	Includes 126,332 securities available for issuance under the 2003 Long-Term Incentive Plan and 151,000 options available for issuance under the 2008 Restricted Share Plan for Non-Employee Trustees.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of the Shares as of April 15, 2009 with respect to (i) each trustee and named executive officer, (ii) all of our trustees and executive officers as a group, and (iii) to our knowledge, each beneficial owner of more than 5% of the outstanding Shares. Unless otherwise indicated, each owner has sole voting and investment powers with respect to the Shares listed below.

	Shares Owned		Percent of
Name	Beneficially(1)		Shares(1)

Trustees and Named Executive Officers:
Dennis E. Gershenson	2,265,985	(2)	10.9%
Stephen R. Blank	22,650	(3)	*
Arthur H. Goldberg	72,700	(4)	*
Robert A. Meister	43,475	(5)	*
Joel M. Pashcow	235,974	(6)	1.3
Mark K. Rosenfeld	40,600	(7)	*
Michael A. Ward	1,551,734	(8)	7.7
Catherine J. Clark	29,795	(9)	*
Thomas W. Litzler	33,620	(10)	*
Richard J. Smith	86,443	(11)	*
Frederick A. Zantello	43,756	(12)	*
All Trustees, Nominees and Executive Officers as a Group (12 persons) (13)	2,919,974		14.0
More Than 5% Holders:
Joel D. Gershenson	1,971,940	(14)	9.5
31500 Northwestern Highway
Suite 100
Farmington Hills, MI 48334
Richard D. Gershenson	1,971,940	(14)	9.5
31500 Northwestern Highway
Suite 100
Farmington Hills, MI 48334
Bruce Gershenson	1,971,940	(14)	9.5
31500 Northwestern Highway
Suite 100
Farmington Hills, MI 48334
Equity One, Inc.	1,790,000	(15)	9.6
1600 N.E. Miami Gardens Drive
North Miami Beach, FL 33179
Inland American Real Estate Trust, Inc. and related entities	1,652,887	(16)	8.8
2901 Butterfield Road
Oak Brook, IL 60523
Barclays Global Investors, N.A. and related entities	1,477,876	(17)	7.9
400 Howard Street
San Francisco, CA 94105
Morgan Stanley and related entity	1,440,410	(18)	7.7
1585 Broadway
New York, NY 10036
The Vanguard Group, Inc.	1,378,355	(19)	7.4
100 Vanguard Blvd.
Malvern, PA 19355

*	less than 1%

(1)	Percentages are based on 18,698,476 Shares outstanding as of April 15, 2009. Any Shares beneficially owned by a specified person but not currently outstanding are included in the percentage computation for such specified person, but are not included in the computation for other persons.

Certain Shares included in the table are currently in the form of restricted stock. Each share of restricted stock represents the right to receive one Share upon vesting. During the vesting period, holders of restricted stock have voting rights as if such restricted stock was vested. Holdings of restricted stock are specifically noted below.

(2)	Consists of: (i) 220,156 Shares owned directly (including 77,165 shares of restricted stock), 15,800 Shares owned by a charitable trust of which Mr. Dennis Gershenson is a trustee and 8,375 Shares owned by trusts for his children (shared voting and dispositive power); (ii) 1,958,350 Shares that partnerships, of which Mr. Dennis Gershenson is a partner, have the right to acquire upon the exchange of 1,958,350 OP Units owned by such partnerships pursuant to the Exchange Rights Agreement with the Trust (the “Exchange Rights Agreement”); (iii) 13,590 Shares that Mr. Dennis Gershenson has the right to acquire upon the exchange of 13,590 OP Units owned individually pursuant to the Exchange Rights Agreement; and (iv) and 49,714 Shares that Mr. Dennis Gershenson has the right to acquire within 60 days of April 15, 2009 pursuant to options granted to Mr. Dennis Gershenson. Does not include 38,245 Shares that Mr. Dennis Gershenson has deferred the right to receive; see Item 11. “Executive Compensation — Executive Compensation Tables — Potential Payments Upon Termination or Change-in-Control — Trust Share-Based Plans — Deferred Stock” for additional information.

Mr. Dennis Gershenson disclaims beneficial ownership of the Shares owned by the trusts for his children and the charitable trust Messrs. Dennis Gershenson, Joel Gershenson, Richard Gershenson and Bruce Gershenson are brothers, as well as co-partners (together with Mr. Ward for a portion thereof) in the partnerships that own 1,958,350 OP Units (shared voting and dispositive power).

See Note 14 for a description of certain OP Units pledged by such partnerships.

(3)	Consists of (i) 8,600 Shares owned directly (including 1,500 shares of restricted stock), 550 shares owned in an IRA for the benefit of Mr. Blank, and (ii) 12,000 Shares that Mr. Blank has the right to acquire within 60 days of April 15, 2009 pursuant to options granted to Mr. Blank.

(4)	Consists of: (i) 1,500 Shared owned directly (all shares of restricted stock), 5,000 Shares held in an IRA account for the benefit of Mr. Goldberg and 48,200 Shares owned by Mr. Goldberg’s wife; and (ii) 18,000 Shares that Mr. Goldberg has the right to acquire within 60 days of April 15, 2009 pursuant to options granted to Mr. Goldberg. Mr. Goldberg disclaims beneficial ownership of the Shares owned by his wife. Substantially all Shares owned directly by Mr. Goldberg or owned by his wife are held in a margin account.

(5)	Consists of: (i) 31,275 Shares owned directly (including 1,500 shares of restricted stock) and 1,200 Shares owned by a trust for the benefit of Mr. Meister’s family members; and (ii) 11,000 Shares that Mr. Meister has the right to acquire within 60 days of April 15, 2009 pursuant to options granted to Mr. Meister. Mr. Meister disclaims beneficial ownership of the Shares owned by the trust.

(6)	Consists of: (i) 121,649 Shares owned directly (including 1,500 shares of restricted stock), 103,325 Shares owned by an irrevocable trust for his daughter and by a foundation of which Mr. Pashcow is trustee (for each of which Mr. Pashcow has shared voting and investment powers); and (ii) 11,000 Shares that Mr. Pashcow has the right to acquire within 60 days of April 15, 2009 pursuant to options granted to Mr. Pashcow. Mr. Pashcow disclaims beneficial ownership of the Shares owned by the foundation and by the trust. Mr. Pashcow has pledged 208,349 Shares to JPMorgan Chase Bank, N.A. as collateral for a loan.

(7)	Consists of: (i) 23,700 Shares owned directly (including 1,500 shares of restricted stock), 1,300 Shares held in an IRA account for the benefit of Mr. Rosenfeld, 2,700 Shares owned by Mr. Rosenfeld’s wife and 900 Shares by his children; and (ii) 12,000 Shares that Mr. Rosenfeld has the right to acquire within 60 days of April 15, 2009 pursuant to options granted to Mr. Rosenfeld. Mr. Rosenfeld disclaims beneficial ownership of the Shares owned by his wife and his children.

(8)	Consists of: (i) 1,500 Shares owned directly (all shares of restricted stock), (ii) 4,250 Shares owned by a trust for his grandchildren; (iii) 334 Shares owned by a trust for his children; (iv) 1,527,400 Shares that partnerships, of which Mr. Ward is a partner, have the right to acquire upon the exchange of 1,527,400 OP Units owned by such partnerships pursuant to the Exchange Rights Agreement; (v) 14,250 Shares that Mr. Ward has the right to acquire upon the exchange of 14,250 OP Units owned individually pursuant to the Exchange Rights Agreement; and (vi) 4,000 Shares that Mr. Ward has the right to acquire within 60 days of April 15, 2009 pursuant to options granted to Mr. Ward. Does not include 32,472 Shares that Mr. Ward has deferred the right to receive; see Item 11. “Executive Compensation — Executive Compensation Tables — Potential Payments Upon Termination or Change-in-Control — Trust Share-Based Plans — Deferred Stock” for information on similar arrangements made with named executive officers. Mr. Ward disclaims beneficial ownership of the Shares owned by the trust referred in (ii) and (iii) above. Messrs. Dennis Gershenson, Joel Gershenson, Richard Gershenson and Bruce Gershenson are Mr. Ward’s co-partners in the partnerships that own 1,527,400 OP Units (shared voting and dispositive power).

See Note 14 for a description of certain OP Units pledged by such partnerships.

(9)	Consists of (i) 15,720 Shares owned directly (including 9,548 shares of restricted stock), (ii) 2,075 shares owned by her spouse and (iii) 12,000 Shares that Ms. Clark has the right to acquire within 60 days of April 15, 2009 pursuant to options granted to Ms. Clark.

(10)	Consists of: (i) 21,194 Shares owned directly (including 14,890 shares of restricted stock, 1,235 shares of which will vest within 60 days of April 15, 2009); and (ii) 12,426 Shares that Mr. Litzler has the right to acquire within 60 days of April 15, 2009 pursuant to options granted to Mr. Litzler.

(11)	Consists of: (i) 34,007 Shares owned directly (including 29,702 shares of restricted stock); and (ii) 52,436 Shares that Mr. Smith has the right to acquire within 60 days of April 15, 2009 pursuant to options granted to Mr. Smith. Does not include 26,972 Shares that Mr. Smith has deferred the right to receive; see Item 11. “Executive Compensation — Executive Compensation Tables — Potential Payments Upon Termination or Change-in-Control — Trust Share-Based Plans — Deferred Stock” for additional information.

(12)	Consists of: (i) 19,356 Shares owned directly (including 17,596 shares of restricted stock); and (ii) 24,400 Shares that Mr. Zantello has the right to acquire within 60 days of April 15, 2009 pursuant to options granted to Mr. Zantello. Does not include 5,599 Shares that Mr. Zantello has deferred the right to receive; see Item 11. “Executive Compensation — Executive Compensation Tables — Potential Payments Upon Termination or Change-in-Control — Trust Share-Based Plans — Deferred Stock” for additional information.

(13)	Includes Trustees, nominees and executive officers as of April 15, 2009.

(14)	Based on the knowledge of the Trust without inquiry. Consists of 1,958,350 Shares that partnerships, of which Messrs. Joel Gershenson, Richard Gershenson and Bruce Gershenson are partners, have the right to acquire upon the exchange of 1,958,350 OP Units owned by such partnerships pursuant to the Exchange Rights Agreement; and (iii) 13,590 Shares that each of such persons has the right to acquire upon the exchange of 13,590 OP Units owned individually pursuant to the Exchange Rights Agreement. Does not include 38,522 Shares that each such person has deferred the right to receive; see Item 11. “Executive Compensation — Executive Compensation Tables — Potential Payments Upon Termination or Change-in-Control — Trust Share-Based Plans — Deferred Stock” for information on similar arrangements made with named executive officers. Messrs. Dennis Gershenson, Joel Gershenson, Richard Gershenson and Bruce Gershenson are brothers, as well as co-partners (together with Mr. Ward, for a portion thereof) in the partnerships that own 1,958,350 OP Units (shared voting and dispositive power).

In April 2006, Messrs. Joel Gershenson, Richard Gershenson and Bruce Gershenson pledged 85,000 of OP Units, owned either individually or in the applicable partnerships (but only with respect to OP Units in which they had a pecuniary interest), to J.P. Morgan as collateral for respective lines of credit.

In February 2009, Messrs. Joel Gershenson, Richard Gershenson and Bruce Gershenson pledged the following number of OP Units, owned either individually or in the applicable partnerships (but only with respect to OP Units in which they had a pecuniary interest), to The Huntington National Bank as collateral for respective lines of credit: Joel Gershenson, 120,000 OP Units pledged and 89,746 OP Units subject to a negative pledge; Richard Gershenson, 160,000 OP Units pledged and 89,746 OP Units subject to a negative pledge; and Bruce Gershenson, 160,000 OP Units pledged and 89,746 OP Units subject to a negative pledge.

(15)	Based on Schedule 13D/A (Amendment No. 4) filed with the SEC on April 29, 2009 by Equity One, Inc.

(16)	Based on Schedule 13D/A (Amendment No. 3) filed with the SEC on October 10, 2008 by (and with shared voting and dispositive power over the Shares listed in parenthesis) Inland American Real Estate Trust, Inc. (1,470,037 Shares), Inland Investment Advisors, Inc. (1,652,887 Shares), Inland Real Estate Investment Corporation (1,652,887 Shares), Inland Real Estate Corporation (5,000 Shares), The

Inland Group, Inc. (1,652,887 Shares), Inland Western Retail Real Estate Trust, Inc. (80,550 Shares), Eagle Financial Corp. (40,000 Shares), The Inland Real Estate Transactions Group, Inc. (40,000 Shares), Minto Builders (Florida), Inc. (53,000 Shares), Daniel L. Goodwin (1,652,887 Shares), Robert D. Parks (3,400 Shares) and Robert H. Baum (3,000 Shares).

(17)	Based on the Schedule 13G filed with the SEC on February 5, 2009 by Barclays Global Investors, NA, Barclays Global Fund Advisors, Barclays Global Investors, Ltd, Barclays Global Investors Japan Limited, Barclays Global Investors Canada Limited, Barclays Global Investors Australia Limited, and Barclays Global Investors (Deutschland) AG. Barclays Global Investors, N.A. has sole voting power of 950,423 Shares and sole dispositive power of 1,060,784 Shares. Barclays Global Fund Advisors has sole voting and dispositive power of 403,664 Shares. Barclays Global Investors, Ltd has sole voting and dispositive power of 5,825 Shares. Barclays Global Investors Japan Limited has sole voting and dispositive power of 7,603 Shares. Each of Barclays Global Investors Canada Limited, Barclays Global Investors Australia Limited, and Barclays Global Investors (Deutschland) AG has no voting or dispositive power of Shares.

(18)	Based on the Schedule 13G/A (Amendment No. 1) filed with the SEC on February 17, 2009 by Morgan Stanley and Morgan Stanley Investment Management Inc., a wholly owned subsidiary of Morgan Stanley. Morgan Stanley has sole voting power of 750,495 Shares and sole dispositive power of 1,440,410 Shares. Morgan Stanley Investment Management Inc. has sole voting power of 609,895 Shares and sole dispositive power of 1,005,445 Shares.

(19)	Based on the Schedule 13G/A (Amendment No. 2) filed with the SEC on February 13, 2009. The Vanguard Group, Inc. has sole voting power of 29,532 Shares and has sole dispositive power of 1,378,355 Shares.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Trustee Independence
     The NYSE listing standards set forth objective requirements for a trustee to satisfy, at a minimum, in order to be determined independent by the Board. In addition, the NYSE listing standards require the Board to consider all relevant facts and circumstances, including the trustee’s commercial, industrial, banking, consulting, legal, accounting, charitable and familial relationships, and such other criteria as the Board may determine from time to time. The Board has determined, after considering all of the relevant facts and circumstances, that each of Messrs. Blank, Goldberg, Meister, Pashcow, Rosenfeld and Ward, and therefore a majority of the Trustees, are independent Trustees in accordance with the NYSE listing standards and the Trust’s Corporate Governance Guidelines. In particular, the Board considered the following matters:
•	The Board considered the transaction set forth in “Related Person Transactions” with respect to Mr. Pashcow and determined that such transaction did not impede his independence.

•	The Board considered Mr. Ward’s prior service to the Trust as an employee and officer, as well as the partnerships of which he and Mr. Dennis Gershenson are partners, among others, and which hold a significant amount of OP Units, and determined that such relationships did not impede his independence.
     The Audit Committee, Compensation Committee, and Nominating and Governance Committee are composed entirely of independent Trustees. In addition, after considering all of the relevant facts and circumstances, the Board has determined that each member of the Audit Committee of the Board qualifies under the Audit Committee independence standards established by the SEC and NYSE.

Related Person Transactions
     Policies and Procedures
     The Trust does not have a formal related person transaction policy in writing, although it has the following customary policies and practices regarding such transactions. Trustees and executive officers are required to complete an annual questionnaire in connection with the Trust’s proxy statement for its annual meeting of shareholders, which includes questions regarding related person transactions (previously referred to as ‘related party transactions’). Trustees and executive officers are also required to provide written notice to the Trust’s outside general counsel of any updates to such information.
     If a related person transaction is proposed, the Audit Committee and/or non-interested Trustees of the Board review such business transaction to ensure that the Trust’s involvement in such transactions is on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third party and is in the best interests of the Trust and its shareholders. When necessary or appropriate, the Trust will engage third party consultants and special counsel, and the Board may create a special committee, to review such transactions. Interested Trustees will recuse themselves from the approval process by the Board or Audit Committee.
     Related Person Transactions in 2008 and 2009
     Ramco-Gershenson Inc. provides property management, accounting and other administrative services to Ramco/Shenandoah LLC, 60% of which is owned by an entity a portion of which is beneficially owned by various family partnerships and trusts under the control of two uncles of Mr. Pashcow, a Trustee, and a portion of which is beneficially owned by various trusts for the benefit of members of Mr. Pashcow’s immediate family. Mr. Pashcow is a trustee of several of these trusts. Ramco/Shenandoah LLC owns the Shenandoah Square shopping center which has approximately 119,000 square feet. The Trust believes that the terms of the management agreement with Ramco/Shenandoah LLC are no less favorable than terms that could be obtained on an arm’s length basis. During the year ended December 31, 2008, Ramco-Gershenson Inc. charged approximately $183,000 in respect of these services to Ramco/Shenandoah LLC and was owed approximately $34,000 as of December 31, 2008 for those services.
     William Gershenson, Director of Leasing of Ramco-Gershenson, Inc., is the son of Dennis E. Gershenson, Trustee, Chairman, President and Chief Executive Officer of the Trust. In 2008, William Gershenson was paid $169,998 in base salary and leasing commissions. He also received a matching contribution of $4,253 for the 401(k) plan. In addition, his LTI Program target was $19,500.
Item 14. Principal Accountant Fees and Services.
Pre-Approval Policies and Procedures for Audit and Non-Audit Services
     Pursuant to its charter, the Audit Committee must pre-approve the performance of audit and non-audit services. In pre-approving all audit services and permitted non-audit services, the Audit Committee considers whether the provision of the permitted non-audit services is consistent with applicable law and NYSE policies and with maintaining the independence of Trust’s independent registered public accounting firm.
Fees of Independent Registered Public Accounting Firm in 2007 and 2008
     The following information sets forth the fees that we were billed in 2007 and 2008 for audit and other services provided by Grant Thornton LLP, our independent registered public accounting firm during such periods. The Audit Committee, based on its review and discussions with management and Grant Thornton LLP, determined that the provision of these services was compatible with maintaining Grant Thornton’s independence. All of such services were approved in conformity with the pre-approval policies and procedures described above.

	2008	2007
Audit Fees	$451,225	$404,120
Audit-Related	—	—
Tax Fees	—	—
Other Fees	—	—

Total Fees	$451,225	$404,120
     Audit Fees Audit services consist of professional services rendered by Grant Thornton LLP for the audits of the Trust’s annual financial statements and management’s assessment of the Trust’s internal control over financial reporting, review of the financial statements included in the Trust’s quarterly reports on Form 10-Q and annual report on Form 10-K and services that are normally provided by the accountant in connection with these filings and other filings. These amounts include expenses of $18,725 and $19,120 in 2008 and 2007, respectively.
PART IV
Item 15. Exhibits and Financial Statement Schedules
     (a)(3)/(b) The following documents are filed as part of this report:

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES
     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ramco-Gershenson Properties Trust
Dated: April 30, 2009	By:	/s/ Dennis E. Gershenson
Dennis E. Gershenson,
Chairman, President, and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of registrant and in the capacities and on the dates indicated.

Dated: April 30, 2009	By:	/s/ Dennis E. Gershenson
Dennis E. Gershenson,
Trustee, Chairman, President and Chief Executive Officer (Principal Executive Officer)

Dated: April 30, 2009	By:	/s/ Stephen R. Blank
Stephen R. Blank,
Trustee

Dated: April 30, 2009	By:	/s/ Arthur H. Goldberg
Arthur H. Goldberg,
Trustee

Dated: April 30, 2009	By:	/s/ Robert A. Meister
Robert A. Meister,
Trustee

Dated: April 30, 2009	By:	/s/ Joel M. Pashcow
Joel M. Pashcow,
Trustee

Dated: April 30, 2009	By:	/s/ Mark K. Rosenfeld
Mark K. Rosenfeld
Trustee

Dated: April 30, 2009	By:	/s/ Michael A. Ward
Michael A. Ward,
Trustee

Dated: April 30, 2009	By:	/s/ Richard J. Smith
Richard J. Smith,
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)