Form 10-Q
period 2009-03-31
RAMCO GERSHENSON PROPERTIES TRUST
filed 2009-05-08
CIK 842183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For the quarterly period ended March 31, 2009
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For the transition period from to

Commission file number 1-10093

RAMCO-GERSHENSON PROPERTIES TRUST
(Exact name of registrant as specified in its charter)

MARYLAND	13-6908486
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

31500 Northwestern Highway Farmington Hills, Michigan	48334 (Zip code)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐     No ☑

Number of common shares of beneficial interest ($0.01 par value) of the registrant outstanding as of May 5, 2009: 18,698,476

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

RAMCO-GERSHENSON PROPERTIES TRUST

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(Unaudited)
	(In thousands, except
	per share amounts)

ASSETS
Investment in real estate, net	$829,006	$830,392
Cash and cash equivalents	7,946	5,295
Restricted cash	5,071	4,891
Accounts receivable, net	33,288	40,736
Equity investments in and advances to unconsolidated entities	103,580	95,867
Other assets, net	35,893	37,345

Total Assets	$1,014,784	$1,014,526

LIABILITIES
Mortgages and notes payable	$665,735	$662,601
Accounts payable and accrued expenses	25,960	26,751
Distributions payable	4,951	4,945
Capital lease obligation	7,126	7,191

Total Liabilities	703,772	701,488

SHAREHOLDERS’ EQUITY
Ramco-Gershenson Properties Trust (“RGPT”) shareholders’ equity:
Common Shares of Beneficial Interest, par value $0.01, 45,000 shares authorized; 18,698 and 18,583 issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	185	185
Additional paid-in capital	389,730	389,528
Accumulated other comprehensive loss	(3,693)	(3,851)
Cumulative distributions in excess of net income	(114,746)	(112,671)

Total RGPT Shareholders’ Equity	271,476	273,191
Noncontrolling interest in subsidiaries	39,536	39,847

Total Shareholders’ Equity	311,012	313,038

Total Liabilities and Shareholders’ Equity	$1,014,784	$1,014,526

See notes to consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Three Months
	Ended March 31,
	2009	2008
	(Unaudited)
	(In thousands, except per share amounts)

REVENUES:
Minimum rents	$21,379	$23,020
Percentage rents	253	364
Recoveries from tenants	10,647	11,083
Fees and management income	1,129	1,422
Other income	353	485

Total revenues	33,761	36,374

EXPENSES:
Real estate taxes	4,710	4,847
Recoverable operating expenses	6,043	6,582
Depreciation and amortization	7,793	7,955
Other operating	1,264	1,048
General and administrative	4,085	3,805
Interest expense	8,104	9,779

Total expenses	31,999	34,016

Income from continuing operations before gain on sale of real estate assets and earnings from unconsolidated entities	1,762	2,358
Gain on sale of real estate assets	348	10,184
Earnings from unconsolidated entities	520	897

Income from continuing operations	2,630	13,439

Discontinued operations:
Income from operations	—	97

Income from discontinued operations	—	97

Net Income	2,630	13,536
Less: Net income attributable to the noncontrolling interest in subsidiaries	(380)	(2,091)

Net income attributable to RGPT common shareholders	$2,250	$11,445

Basic earnings per RGPT common share:
Income from continuing operations attributable to RGPT common shareholders	$0.12	$0.61
Income from discontinued operations attributable to RGPT common shareholders	—	0.01

Net income attributable to RGPT common shareholders	$0.12	$0.62

Diluted earnings per RGPT common share:
Income from continuing operations attributable to RGPT common shareholders	$0.12	$0.61
Income from discontinued operations attributable to RGPT common shareholders	—	0.01

Net income attributable to RGPT common shareholders	$0.12	$0.62

Basic weighted average common shares outstanding	18,609	18,500

Diluted weighted average common shares outstanding	18,609	18,512

AMOUNTS ATTRIBUTABLE TO RGPT COMMON SHAREHOLDERS:
Income from continuing operations	$2,250	$11,361
Income from discontinued operations	—	84

Net income	$2,250	$11,445

COMPREHENSIVE INCOME
Net income	$2,250	$11,445
Other comprehensive loss:
Unrealized loss on interest rate swaps	(158)	(1,804)

Comprehensive income	2,092	9,641
Comprehensive loss attributable to the noncontrolling interest in subsidiaries	(21)	(246)

Comprehensive income attributable to RGPT	$2,071	$9,395

See notes to consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months
	Ended March 31,
	2009	2008
	(Unaudited)
	(In thousands)

Cash Flows from Operating Activities:
Net income attributable to RGPT common shareholders	$2,250	$11,445
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,793	7,955
Amortization of deferred financing costs	168	224
Gain on sale of real estate assets	(348)	(10,184)
Earnings from unconsolidated entities	(520)	(897)
Discontinued operations	—	(97)
Noncontrolling interest in subsidiaries	380	2,091
Distributions received from unconsolidated entities	903	1,647
Changes in operating assets and liabilities that (used) provided cash:
Accounts receivable	668	(2,673)
Other assets	73	166
Accounts payable and accrued expenses	(167)	(7,432)

Net Cash Provided by Continuing Operating Activities	11,200	2,245
Operating Cash from Discontinued Operations	—	198

Net Cash Provided by Operating Activities	11,200	2,443

Cash Flows from Investing Activities:
Real estate developed or acquired, net of liabilities assumed	(5,648)	(18,915)
Investment in and advances to unconsolidated entities, net	(1,584)	(844)
Proceeds from sales of real estate assets	870	5,104
Decrease in restricted cash	(180)	(760)
Repayment of note receivable from joint venture	—	23,249

Net Cash (Used in) Provided by Investing Activities	(6,542)	7,834

Cash Flows from Financing Activities:
Cash distributions to shareholders	(4,270)	(8,537)
Cash distributions to operating partnership unit holders	(675)	(2,010)
Cash dividends paid on restricted shares	(49)	—
Paydown of mortgages and notes payable	(2,765)	(28,375)
Payment of deferred financing costs	(67)	(50)
Distributions to noncontrolling partners	(16)	(28)
Borrowings on mortgages and notes payable	5,900	28,850
Reduction of capital lease obligation	(65)	(61)

Net Cash Used in Financing Activities	(2,007)	(10,211)

Net Increase in Cash and Cash Equivalents	2,651	66
Cash and Cash Equivalents, Beginning of Period	5,295	14,977

Cash and Cash Equivalents, End of Period	$7,946	$15,043

Supplemental Cash Flow Disclosure, including Non-Cash Activities:
Cash paid for interest during the period	$6,753	$9,547
Cash paid for federal income taxes	199	4,679
Capitalized interest	313	754
Decrease in fair value of interest rate swaps	(158)	(1,804)
Reclassification of note receivable from joint venture	6,780	—
Decrease in deferred gain on sale of property	—	11,678

See notes to consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

1.	Organization and Basis of Presentation

Ramco-Gershenson Properties Trust, together with its subsidiaries (the “Company”), is a real estate investment trust (“REIT”) engaged in the business of owning, developing, acquiring, managing and leasing community shopping centers, regional malls and single tenant retail properties. At March 31, 2009, the Company owned and managed a portfolio of 89 shopping centers, with approximately 19.8 million square feet of gross leaseable area (“GLA”), located in the Midwestern, Southeastern and Mid-Atlantic regions of the United States. The Company’s centers are usually anchored by discount department stores or supermarkets and the tenant base consists primarily of national and regional retail chains and local retailers. The Company’s credit risk, therefore, is concentrated in the retail industry.

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

The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in audited financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission. These consolidated financial statements, in the opinion of management, include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods and dates presented. Interim operating results are not necessarily indicative of operating results for the full year.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority owned subsidiary, the Operating Partnership, Ramco-Gershenson Properties, L.P. (86.5% and 86.4% owned by the Company at March 31, 2009 and December 31, 2008, respectively), and all wholly owned subsidiaries, including bankruptcy remote single purpose entities and all majority owned joint ventures over which the Company has control. The Operating Partnership owns 100% of the non-voting and voting common stock of Ramco-Gershenson, Inc. (“Ramco”), and therefore it is included in the consolidated financial statements. Ramco has elected to be a taxable REIT subsidiary for federal income tax purposes. Ramco provides property management services to the Company and to other entities. Investments in real estate joint ventures for which the Company has the ability to exercise significant influence over, but for which the Company does not have financial or operating control, are accounted for using the equity method of accounting. Accordingly, the Company’s share of the earnings from these joint ventures is included in consolidated net income. All intercompany accounts and transactions have been eliminated in consolidation.

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, previously referred to as a minority interest. This statement requires noncontrolling interests to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. Consolidated net income and comprehensive income is required to include the

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

noncontrolling interest’s share. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. The Company adopted the provisions of SFAS 160 in the first quarter of 2009. Certain presentation requirements of the standard were applied retrospectively.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS 161 also requires entities to disclose additional information about the amounts and location of derivatives included within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company implemented the provisions of SFAS 161 in the first quarter of 2009. The application of SFAS 161 did not have a material effect on the Company’s results of operations or financial position because it only required new disclosure requirements. Refer to Note 8 for further information.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities”, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 clarifies that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are considered participating securities and should be included in the calculation of basic earnings per share using the two-class method prescribed by SFAS No. 128, “Earnings Per Share”. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. All prior period earnings per share amounts presented are required to be adjusted retrospectively. Accordingly, the Company adopted the provisions of FSP EITF 03-6-1 in the first quarter of 2009. The adoption of the provisions of FSP EITF 03-6-1 did not have a material effect on the Company’s consolidated financial condition, results of operations, or cash flows. Refer to Note 9 for the calculation of earnings per share.

In April 2009, the FASB issued FASB Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. This Staff Position clarifies the application of FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. Additionally, FASB Staff Position No. 157-4 emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. The guidance in this Staff Position is effective for interim and annual reporting periods ending after June 15, 2009, and must be applied prospectively. The Company is currently evaluating the application of Staff Position No. 157-4, but does not expect the standard to have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

2.	Accounts Receivable, Net

Accounts receivable includes $17,580 and $17,605 of unbilled straight-line rent receivables at March 31, 2009 and December 31, 2008, respectively.

Accounts receivable at March 31, 2009 and December 31, 2008 includes $2,373 and $2,258, respectively, due from Atlantic Realty Trust (“Atlantic”) for reimbursement of tax deficiencies, interest and other miscellaneous expenses related to the Internal Revenue Service (“IRS”) examination of the Company’s taxable years ended December 31, 1991 through 1995. Under terms of the tax agreement the Company entered into with Atlantic (“Tax Agreement”), Atlantic assumed all of the Company’s liability for tax and interest arising out of that IRS examination. Effective June 30, 2006, Atlantic was merged into (acquired by) Kimco SI 1339, Inc. (formerly

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

known as SI 1339, Inc.), a wholly owned subsidiary of Kimco Realty Corporation (“Kimco”), with Kimco SI 1339, Inc. continuing as the surviving corporation. By way of the merger, Kimco SI 1339, Inc. acquired Atlantic’s assets, subject to its liabilities, including its obligations to the Company under the Tax Agreement.

The Company provides for bad debt expense based upon the allowance method of accounting. The Company monitors the collectability of its accounts receivable (billed and unbilled, including straight-line) from specific tenants, and analyzes historical bad debts, customer credit worthiness, current economic trends and changes in tenant payment terms when evaluating the adequacy of the allowance for doubtful accounts. When tenants are in bankruptcy, the Company makes estimates of the expected recovery of pre-petition and post-petition claims. The ultimate resolution of these claims can be delayed for one year or longer. Accounts receivable in the accompanying balance sheets is shown net of an allowance for doubtful accounts of $4,402 and $4,287 at March 31, 2009 and December 31, 2008, respectively.

3.  Investment in Real Estate, Net

Investment in real estate consisted of the following:

	March 31,	December 31,
	2009	2008
	(Unaudited)

Land	$144,370	$144,422
Buildings and improvements	832,214	813,705
Construction in progress	32,877	46,982

	1,009,461	1,005,109
Less: accumulated depreciation	(180,455)	(174,717)

Investment in real estate, net	$829,006	$830,392

4.	Equity Investments in and Advances to Unconsolidated Entities

As of March 31, 2009, the Company had investments in the following unconsolidated entities:

		Total Assets	Total Assets
	Ownership as of	as of	as of
Entity Name	March 31, 2009	March 31, 2009	December 31, 2008
		(Unaudited)

S-12 Associates	50%	$661	$661
Ramco/West Acres LLC	40%	9,790	9,877
Ramco/Shenandoah LLC	40%	15,663	15,592
Ramco/Lion Venture LP	30%	535,529	536,446
Ramco 450 Venture LLC	20%	364,851	362,885
Ramco 191 LLC	20%	23,614	23,240
Ramco RM Hartland SC LLC	20%	19,391	19,760
Ramco HHF KL LLC	7%	52,189	52,461
Ramco HHF NP LLC	7%	27,690	28,126
Ramco Jacksonville North Industrial LLC	5%	1,257	1,257

		$1,050,635	$1,050,305

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Debt

The Company’s unconsolidated entities had the following debt outstanding at March 31, 2009 (unaudited):

	Balance	Interest
Entity Name	Outstanding	Rate	Maturity Date

S-12 Associates	$882	6.8%	May 2016	(1)
Ramco/West Acres LLC	8,671	8.1%	April 2010	(2)
Ramco/Shenandoah LLC	12,009	7.3%	February 2012
Ramco/Lion Venture LP	271,980	4.6% - 8.3%	Various	(3)
Ramco 450 Venture LLC	221,374	4.8% - 6.0%	Various	(4)
Ramco 191 LLC	8,750	1.9%	June 2010
Ramco RM Hartland SC LLC	8,505	3.4%	July 2009
Ramco RM Hartland SC LLC	6,057	13.0%	October 2009
Ramco Jacksonville North Industrial LLC	723	2.7%	September 2009

	$538,951

(1)	Interest rate resets annually per formula.

(2)	Under terms of the note, the anticipated payment date is April 2010.

(3)	Interest rates range from 4.6% to 8.3% with maturities ranging from November 2009 to June 2020.

(4)	Interest rates range from 4.8% to 6.0% with maturities ranging from February 2010 to January 2018.

Fees and Management Income from Transactions with Joint Ventures

Under the terms of agreements with certain joint ventures, Ramco is the manager of the joint ventures and their properties, earning fees for acquisitions, development, management, leasing, and financing. The fees earned by the Company, which are reported in the consolidated statements of income as fees and management income, are summarized as follows:

	Three Months Ended
	March 31,
	2009	2008
	(Unaudited)

Management fees	$729	$697
Leasing fees	110	137
Acquisition fees	121	70
Financing fees	10	22

Total	$970	$926

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Combined Condensed Financial Information

Combined condensed financial information for the Company’s unconsolidated entities is summarized as follows:

	March 31,	December 31,
	2009	2008
	(Unaudited)

ASSETS
Investment in real estate, net	$1,009,808	$1,012,752
Other assets	40,827	37,553

Total Assets	$1,050,635	$1,050,305

LIABILITIES AND OWNERS’ EQUITY
Mortgage notes payable	$538,951	$540,766
Other liabilities	24,313	25,641
Owners’ equity	487,371	483,898

Total Liabilities and Owners’ Equity	$1,050,635	$1,050,305

Company’s equity investments in and advances to unconsolidated entities	$103,580	$95,867

	Three Months Ended
	March 31,
	2009	2008
	(Unaudited)

TOTAL REVENUES	$25,485	$24,512
TOTAL EXPENSES	23,359	20,691

Net Income	$2,126	$3,821

Company’s share of earnings from unconsolidated entities	$520	$897

5.	Other Assets, Net

Other assets consisted of the following:

	March 31,	December 31,
	2009	2008
	(Unaudited)

Leasing costs	$39,418	$38,980
Intangible assets	5,836	5,836
Deferred financing costs	6,693	6,626
Other	5,963	5,904

	57,910	57,346
Less: accumulated amortization	(35,775)	(34,320)

	22,135	23,026
Prepaid expenses and other	12,408	12,967
Proposed development and acquisition costs	1,350	1,352

Other assets, net	$35,893	$37,345

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets at March 31, 2009 include $4,526 of lease origination costs and $1,228 of favorable leases related to the allocation of the purchase price for acquisitions made since 2002. These assets are being amortized over the lives of the applicable leases as reductions or additions to minimum rent revenue, as appropriate, over the initial terms of the respective leases.

At March 31, 2009 and 2008, $1,870 and $2,744, respectively, of intangible assets, net of accumulated amortization of $3,884 and $3,731, respectively, were included in other assets in the consolidated balance sheets. Of this amount, approximately $1,450 and $2,183, respectively, was attributable to in-place leases, principally lease origination costs and $420 and $561, respectively, was attributable to above-market leases. Included in accounts payable and accrued expenses at March 31, 2009 and 2008 were intangible liabilities related to below-market leases of $662 and $991, respectively, and an adjustment to increase debt to fair market value in the amount of $510 and $803, respectively. The lease-related intangible assets and liabilities are being amortized over the terms of the acquired leases, which resulted in additional expense of approximately $31 and $32, respectively, and an increase in revenue of $43 and $61, respectively, for the three months ended March 31, 2009 and 2008. The adjustment of debt decreased interest expense by $78 and $40 for the three months ended March 31, 2009 and 2008, respectively.

The average amortization period for intangible assets attributable to lease origination costs and for favorable leases is 5.5 years and 4.5 years, respectively.

The Company recorded amortization of deferred financing costs of $168 and $224, respectively, during the three months ended March 31, 2009 and 2008. This amortization has been recorded as interest expense in the Company’s consolidated statements of income.

The following table represents estimated future amortization expense related to other assets as of March 31, 2009 (unaudited):

Year Ending December 31,

2009 (April 1 - December 31)	$4,739
2010	4,475
2011	3,564
2012	2,728
2013	2,057
Thereafter	4,572

Total	$22,135

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Mortgages and Notes Payable

Mortgages and notes payable consisted of the following:

	March 31,	December 31,
	2009	2008
	(Unaudited)

Fixed rate mortgages with interest rates ranging from 4.8% to 8.1%, due at various dates from December 2009 through May 2018	$353,270	$354,253
Floating rate mortgages with interest rates ranging from 2.0% to 3.3%, due at various dates from June 2009 through November 2009	14,840	15,023
Secured Revolving Credit Facility, with an interest rate at LIBOR plus 325 basis points due December 2009. The effective rate at March 31, 2009 and December 31, 2008 was 3.8% and 4.3%, respectively	40,000	40,000
Junior subordinated notes, unsecured, due January 2038, with an interest rate fixed until January 2013 when the notes are redeemable or the interest rate becomes LIBOR plus 330 basis points. The effective rate at March 31, 2009 and December 31, 2008 was 7.9%	28,125	28,125
Unsecured Term Loan Credit Facility, with an interest rate at LIBOR plus 130 to 165 basis points, due December 2010, maximum borrowings $100,000. The effective rate at March 31, 2009 and December 31, 2008 was 4.6% and 5.7%, respectively	100,000	100,000
Unsecured Revolving Credit Facility, with an interest rate at LIBOR plus 115 to 150 basis points, due December 2009, maximum borrowings $150,000. The effective rate at March 31, 2009 and December 31, 2008 was 1.9% and 3.0%, respectively	129,500	125,200

	$665,735	$662,601

The mortgage notes, both fixed rate and floating rate, are secured by mortgages on properties that have an approximate net book value of $444,069 as of March 31, 2009.

The Company has a $250,000 unsecured credit facility (the “Credit Facility”) consisting of a $100,000 unsecured term loan credit facility and a $150,000 unsecured revolving credit facility. The Credit Facility provides that the unsecured revolving credit facility may be increased by up to $100,000 at the Company’s request, dependent on there being one or more lenders willing to acquire the additional commitment, for a total unsecured revolving credit facility commitment of $250,000. The unsecured term loan credit facility matures in December 2010 and bears interest at a rate equal to LIBOR plus 130 to 165 basis points, depending on certain debt ratios. The Company retains the option to extend the maturity date of the unsecured revolving credit facility to December 2010. It is anticipated that funds borrowed under the Credit Facility will be used for general corporate purposes, including working capital, capital expenditures, the repayment of indebtedness or other corporate activities.

At March 31, 2009, outstanding letters of credit issued under the Credit Facility, not reflected in the accompanying consolidated balance sheets, totaled approximately $1,776. These letters of credit reduce the availability under the Credit Facility.

The Credit Facility and the secured term loan contain financial covenants relating to total leverage, fixed charge coverage ratio, loan to asset value, tangible net worth and various other calculations. As of March 31, 2009, the Company was in compliance with the covenant terms.

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

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Under terms of various debt agreements, the Company may be required to maintain interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate debt. The Company has interest rate swap agreements with an aggregate notional amount of $100,000 at March 31, 2009. Based on rates in effect at March 31, 2009, the agreements provide for fixed rates ranging from 4.4% to 4.7% and expire December 2010.

The following table presents scheduled principal payments on mortgages and notes payable as of March 31, 2009 (unaudited):

Year Ending December 31,
2009 (April 1 - December 31)	$210,839
2010	126,580
2011	27,932
2012	34,011
2013	33,485
Thereafter	232,888

Total	$665,735

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

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Derivative instruments (interest rate swaps) are recorded at fair value on a recurring basis. Additionally, the Company, from time to time, may be required to record certain assets, such as impaired real estate assets, at fair value on a nonrecurring basis.

Fair Value Hierarchy

As required under SFAS 157, the Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Derivative Assets and Liabilities

All derivative instruments held by the Company are interest rate swaps for which quoted market prices are not readily available. For those derivatives, the Company measures fair value on a recurring basis using valuation models that use primarily market observable inputs, such as yield curves. The Company classifies derivatives instruments as recurring Level 2.

Real Estate Assets

Real estate assets are subject to impairment testing on a nonrecurring basis. The Company records investments in real estate at cost, less accumulated depreciation. When the fair value of a real estate asset is lower than the cost, the asset is considered impaired and is written down to fair value. The Company utilizes cash flow analyses by applying appropriate discount rates, and other valuation techniques, including management’s analysis of comparable properties in the existing portfolio and observable market prices to determine the fair value of its shopping centers. As such, the Company classifies impaired real estate assets as nonrecurring Level 3.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of liabilities measured at fair value on a recurring basis as of March 31, 2009 (in thousands). The Company did not have any material assets that were required to be measured at fair value on a recurring basis at March 31, 2009.

	Total
	Fair Value	Level 1	Level 2	Level 3

Liabilities
Derivative liabilities (1)	$(3,693)	$—	$(3,693)	$—

(1)	Interest rate swaps

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The table below presents the recorded amount of assets measured at fair value on a nonrecurring basis as of March 31, 2009 (in thousands). The Company did not have any material liabilities that were required to be measured at fair value on a nonrecurring basis at March 31, 2009.

	Total
	Fair Value	Level 1	Level 2	Level 3

Assets
Investments in real estate, net (1)	$3,000	$—	$—	$3,000

(1)	Impaired real estate assets

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Derivative Financial Instruments

As of March 31, 2009, the Company had $100,000 of interest rate swap agreements. Under the terms of certain debt agreements, the Company is required to maintain interest rate swap agreements in an amount necessary to ensure that the Company’s variable rate debt does not exceed 25% of its assets, as computed under the agreements, to reduce the impact of changes in interest rates on its variable rate debt. Based on rates in effect at March 31, 2009, the agreements provide for fixed rates ranging from 4.4% to 4.7% on a portion of the Company’s unsecured credit facility and expire December 2010.

On the date the Company enters into an interest rate swap for risk management purposes, the derivative is designated as a hedge against the variability of cash flows that are to be paid in connection with a recognized liability. Subsequent changes in the fair value of a derivative designated as a cash flow hedge that is determined to be highly effective are recorded in other comprehensive income (“OCI”) until earnings are affected by the variability of cash flows of the hedged transaction. The differential between fixed and variable rates to be paid or received is accrued, as interest rates change, and recognized currently as interest expense in the consolidated statement of income.

The following table summarizes the notional values and fair values of the Company’s derivative financial instruments as of March 31, 2009:

	Hedge	Notional	Fixed	Fair	Expiration
Underlying Debt	Type	Value	Rate	Value	Date

Credit Facility	Cash Flow	$20,000	4.4%	$(679)	12/2010
Credit Facility	Cash Flow	10,000	4.6%	(371)	12/2010
Credit Facility	Cash Flow	10,000	4.6%	(371)	12/2010
Credit Facility	Cash Flow	10,000	4.6%	(360)	12/2010
Credit Facility	Cash Flow	10,000	4.6%	(360)	12/2010
Credit Facility	Cash Flow	20,000	4.7%	(776)	12/2010
Credit Facility	Cash Flow	20,000	4.7%	(776)	12/2010

		$100,000		$(3,693)

The following table presents the fair values of derivative financial instruments in the Company’s consolidated balance sheets as of March 31, 2009 and December 31, 2008, respectively:

	Liability Derivatives
	March 31, 2009		December 31, 2008
Derivatives Designated as Hedging	Balance Sheet		Balance Sheet
Instruments Under SFAS 133	Location	Fair Value	Location	Fair Value
		(Unaudited)

Interest rate contracts	Accounts payable and accrued expenses	$(3,693)	Accounts payable and accrued expenses	$(3,851)

Total		$(3,693)		$(3,851)

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effect of derivative financial instruments on the Company’s consolidated statements of income sheets for the three months ended March 31, 2009 and 2008, is summarized as follows:

				Amount of Gain (Loss)
			Location of	Reclassified from
	Amount of Gain (Loss)		Gain (Loss)	Accumlated OCI into
	Recognized in OCI on Derivative		Reclassified from	Income
Derivatives in SFAS 133	(Effective Portion)		Accumulated OCI	(Effective Portion)
Cash Flow Hedging	Three Months Ended March 31,		into Income	Three Months Ended March 31,
Relationship	2009	2008	(Effective Portion)	2009	2008

Interest rate contracts	$(158)	$(1,804)	Interest Expense	$(712)	$(110)

Total	$(158)	$(1,804)		$(712)	$(110)

9.	Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share (“EPS”) (in thousands, except per share data):

	Three Months Ended
	March 31,
	2009	2008
	(Unaudited)

Numerator:
Income from continuing operations before noncontrolling interest	$2,630	$13,439
Noncontrolling interest in subsidiaries from continuing operations	(380)	(2,078)
Earnings allocated to unvested shares	(21)	—

Income from continuing operations available to RGPT common shareholders	2,229	11,361
Discontinued operations, net of noncontrolling interest in subsidiaries:
Income from operations	—	84

Net income available to RGPT common shareholders	$2,229	$11,445

Denominator:
Weighted-average common shares for basic EPS	18,609	18,500
Effect of dilutive securities:
Options outstanding	—	12

Weighted-average common shares for diluted EPS	18,609	18,512

Basic EPS:
Income from continuing operations attributable to RGPT common shareholders	$0.12	$0.61
Income from discontinued operations attributable to RGPT common shareholders	—	0.01

Net income attributable to RGPT common shareholders	$0.12	$0.62

Diluted EPS:
Income from continuing operations attributable to RGPT common shareholders	$0.12	$0.61
Income from discontinued operations attributable to RGPT common shareholders	—	0.01

Net income attributable to RGPT common shareholders	$0.12	$0.62

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Shareholder Rights Plan

Our Board of Trustees has the authority to issue Preferred Shares and to determine the price, rights (including conversion rights), preferences and privileges of those shares without any further vote or action by the shareholders. Consistent with this authority, in March 2009, our Board of Trustees adopted for a one-year term a Shareholder Rights Plan (the “Rights Plan”) in which one purchase right was distributed as a dividend on each share of common share held of record as of the close of business on April 10, 2009 (the “Rights”). If exercisable, each Right will entitle its holder to purchase from the Company one one-thousandth of a share of a newly created Series A Junior Participating Preferred Shares of beneficial interest, par value $0.01 per share, of the Company for $30.00 (the “Purchase Price”). The Rights will become exercisable if any person or any of its affiliates or associates, directly or indirectly, becomes the beneficial owner of 15% or more of the Company’s common shares or has commenced a tender or exchange offer which, if consummated, would result in any person or any of its affiliates or associates becoming the beneficial owner of 15% or more of the Company’s common shares. If any person or any of its affiliates or associates becomes the beneficial owner of 15% or more of the Company’s common shares, each right will entitle its holder, other than the acquiring person, to purchase a number of shares of the Company’s or the acquiror’s common share having a value of twice the Purchase Price. The Rights are deemed attached to the certificates representing outstanding common shares of beneficial interest.

11.	Leases

Approximate future minimum revenues from rentals under noncancelable operating leases in effect at March 31, 2009, assuming no new or renegotiated leases or option extensions on lease agreements, are as follows (unaudited):

Year Ending December 31,
2009 (April 1 - December 31)	$61,879
2010	79,478
2011	71,768
2012	61,912
2013	53,090
Thereafter	247,985

Total	$576,112

The Company has an operating lease for its corporate office space for a term expiring in 2014. The Company also has operating leases for office space in Florida and land at one of its shopping centers. In addition, the Company has a capitalized ground lease. Total amounts expensed relating to these leases were $393 and $367 for the three months ended March 31, 2009 and 2008, respectively.

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Approximate future minimum rental payments under the Company’s noncancelable office leases and land, assuming no options extensions, and a capital ground lease at one of its shopping centers, are as follows (unaudited):

	Office	Capital
Year Ending December 31,	Leases	Lease

2009 (April 1 - December 31)	$674	$508
2010	909	677
2011	916	677
2012	938	677
2013	960	677
Thereafter	1,517	5,956

Total minimum lease payments	5,914	9,172
Less: amounts representing interest	—	(2,046)

Total	$5,914	$7,126

12.	Commitments and Contingencies

Construction Costs

In connection with the development and expansion of various shopping centers, as of March 31, 2009 we have entered into agreements for construction costs of approximately $26,577, including approximately $9,009 for costs related to the development of Hartland Towne Square in Hartland, Michigan and $14,555 for The Towne Center at Aquia in Stafford, Virginia.

Litigation

We are currently involved in certain litigation arising in the ordinary course of business. The Company believes that this litigation will not have a material adverse effect on our consolidated financial statements.

Repurchase of Common Shares of Beneficial Interest

In December 2005, the Board of Trustees authorized the repurchase, at management’s discretion, of up to $15,000 of the Company’s common shares of beneficial interest. The program allows the Company to repurchase its common shares of beneficial interest from time to time in the open market or in privately negotiated transactions. As of March 31, 2009, the Company had purchased and retired 287,900 shares of the Company’s common shares of beneficial interest under this program at an average cost of $27.11 per share. No common shares were repurchased during the first quarter of 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the consolidated financial statements, including the respective notes thereto, which are included in this Form 10-Q.

Overview

We are a fully integrated, self-administered, publicly-traded REIT which owns, develops, acquires, manages and leases community shopping centers (including power centers and single-tenant retail properties) and one enclosed regional mall in the Midwestern, Southeastern and Mid-Atlantic regions of the United States. At March 31, 2009, we owned interests in 89 shopping centers, comprised of 88 community centers and one enclosed regional mall, totaling approximately 19.8 million square feet of GLA. We and our joint venture partners own approximately 15.7 million square feet of such GLA, with the remaining portion owned by various anchor stores.

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

Leasing

During the first quarter 2009, we opened 19 new stores, at an average base rent of $14.53 per square foot, an increase of 34.3% over the portfolio average rents. The Company signed 26 new leases during the first quarter 2009, at an increase of 49.2% above portfolio average rents, compared to 24 new leases signed in the first quarter 2008. Additionally, we renewed 67 non-anchor leases, at an average base rent of $15.98 per square foot, achieving an increase of 7.3% over prior rental rates. The Company also renewed 12 anchor leases, at an average base rent of $8.10 per square foot, an increase of 5.6% over prior rental rates. Overall portfolio average base rents for non-anchor tenants increased to $16.54 per square foot in the first quarter of 2009 from $16.43 for the same period in 2008.

The Company’s operating portfolio was 93.9% occupied at March 31, 2009, compared to 94.2% for the same period in the prior year. Overall portfolio occupancy was 90.9% at March 31, 2009, compared to 91.5% at March 31, 2008.

Redevelopment

We and our joint ventures have eight redevelopments currently in process. We estimate the total project costs of the eight redevelopment projects in process to be $47.3 million. Four of the redevelopments involve core operating properties included in our balance sheet and are expected to cost approximately $18.7 million of which $6.1 million has been spent as of March 31, 2009. For the four redevelopment projects at properties held by joint ventures, we estimate off-balance sheet project costs of approximately $28.6 million (our share is estimated to be $8.1 million) of which $10.5 million has been spent as of March 31, 2009 (our share is $3.1 million).

In 2009, the Company plans to focus on completing those redevelopment projects presently in process that have commitments for the expansion or addition of an anchor tenant. While we anticipate redevelopments will be accretive upon completion, a majority of the projects has required taking some retail space off-line to accommodate the new/expanded tenancies. These measures have resulted in the loss of minimum rents and recoveries from tenants for those spaces removed from our pool of leasable space. Based on the sheer number of value-added redevelopments that are in process in 2009, the revenue loss has created a short-term negative impact on net operating income and FFO. The majority of the projects are expected to stabilize by the first half of 2010.

Development

As previously announced, the Company is taking a conservative approach to the development of new shopping centers. At March 31, 2009, the Company had two projects under construction and three projects in the pre-development phase with an estimated total project cost of $311.2 million. As of March 31, 2009, we and one of our joint ventures have spent $109.6 million on such developments. We intend to wholly own the Northpointe Town Center and therefore anticipate that $34.7 million of the total project costs will be on our balance sheet upon completion of such projects. We own 20% of the joint venture that is developing Hartland Towne Square, and our share of the estimated $22.9 million of project costs is $4.6 million. We anticipate spending an additional $164.5 million for developing The Town Center at Aquia, Gateway Commons, and Parkway Shops which we expect to be developed through joint ventures, and therefore be accounted as off-balance sheet assets, although we do not have joint venture partners to date and no assurance can be given that we will have joint venture partners on such projects.

Acquisitions/Dispositions

As a result of the challenging acquisition market and the global liquidity crisis, the Company chose to de-emphasize its acquisition program as a significant driver of growth. As such, there was no significant acquisition activity in the first quarter of 2009. Future acquisitions are planned to be opportunistic in nature and more selective as market conditions allow. Additionally, there was no significant disposition activity in the first quarter of 2009.

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

Critical accounting policies are those that are both significant to the overall presentation of our financial condition and results of operations and require management to make difficult, complex or subjective judgments. For example, significant estimates and assumptions have been made with respect to useful lives of assets, capitalization of development and leasing costs, recoverable amounts of receivables and initial valuations and related amortization periods of deferred costs and intangibles, particularly with respect to property acquisitions. Our critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2008 have not materially changed during the first three months of 2009.

Comparison of Three Months Ended March 31, 2009 to Three Months Ended March 31, 2008

For purposes of comparison between the three months ended March 31, 2009 and 2008, “Same Center” refers to the shopping center properties owned by consolidated entities as of January 1, 2008 and March 31, 2009.

In August 2008, we sold the Plaza at Delray shopping center to a joint venture with an investor advised by Heitman LLC. This sale to our joint venture in which we have an ownership interest is referred to as the “Disposition” in the following discussion.

Revenues

Total revenues decreased $2.6 million, or 7.2%, to $33.8 million for the three months ended March 31, 2009, as compared to $36.4 million in 2008. The decrease in total revenues was primarily the result of a $1.6 million decrease in minimum rents and a $0.4 million decrease in recoveries from tenants.

Minimum rents decreased $1.6 million, or 7.1%, to $21.4 million for the three months ended March 31, 2009 as follows:

	Increase (Decrease)
	Amount	Percentage
	(In millions)

Same Center	$(0.4)	(1.7)%
Disposition	(1.2)	(5.4)%

	$(1.6)	(7.1)%

The decrease in Same Center minimum rents was primarily attributable to the impact of the bankruptcy of two national retailers in the second half of 2008, and the effect of redevelopment activity at certain of our shopping centers in 2008.

Recoveries from tenants decreased $0.4 million, or 3.9%, to $10.6 million for the three months ended March 31, 2009. Substantially all of the decrease was due to the Disposition.

The overall property operating expense recovery ratio was 99.0% for the three months ended March 31, 2009, as compared to 97.0% for the same period in the prior year. The increase was primarily due to recoverable billing adjustments in the first quarter of 2009 related to accruals made in 2008. We expect our recovery ratio to be between 97% and 98% for the full year of 2009.

Recoverable operating expenses, which includes real estate tax expense, are a component of our recovery ratio. These expenses decreased $0.7 million, or 5.9%, to $10.8 million for the first three months ended March 31, 2009 as follows:

	Increase (Decrease)
	Amount	Percentage
	(In millions)

Same Center	$(0.1)	(1.2)%
Disposition	(0.6)	(4.7)%

	$(0.7)	(5.9)%

The decrease in Same Center recoverable operating expenses is mainly attributable to lower contracted operating services at certain of our shopping centers in the first quarter of 2009, as compared to the same period in the prior year.

Fees and management income decreased approximately $293,000 to $1.1 million for the three months ended March 31, 2009 as compared to $1.4 million for the three months ended March 31, 2008. The decrease was mainly attributable to net decreases in development related fees of approximately $321,000, partially offset by an increase in management fees of approximately $39,000. The decrease in development fees was mainly due to fees earned in the first quarter of 2008 relating to the development of the Hartland Towne Square center by our Ramco RM Hartland SC LLC joint venture, with no similar income earned in 2009. The increase in management fees is primarily attributable to an increase in the portfolio of our joint venture partners.

Other income decreased approximately $132,000 to $353,000 for the three months ended March 31, 2009, compared to $485,000 for the same period in the prior year. The decrease was primarily due to a $101,000 decrease in lease termination fees and a $59,000 decrease in temporary income, partially offset by a $30,000 increase in interest income for the three months ended March 31, 2009. The decrease in lease termination income was mostly attributable to income earned in the first three months of 2008 on a higher volume of lease terminations. The decrease in temporary income was primarily due to licensing fee income earned in the first quarter of 2008 with no similar income earned in 2009.

Expenses

Total expenses decreased $2.0 million, or 5.9%, to $32.0 million for the three months ended March 31, 2009 as compared to $34.0 million for the three months ended March 31, 2008. The decrease was primarily due to decreases in interest expense of $1.7 million, depreciation and amortization of $0.2 million, and recoverable operating expenses of $0.7 million, partially offset by a $0.3 million increase in general and administrative expenses.

Depreciation and amortization expense decreased $0.2 million, or 2.0%, for the three months ended March 31, 2009 as follows:

	Increase (Decrease)
	Amount	Percentage
	(In millions)

Same Center	$0.2	3.0%
Disposition	(0.4)	(5.0)%

	$(0.2)	(2.0)%

Same Centers contributed $0.2 million to the increase in depreciation and amortization expense. The increase was mostly attributable to the completed construction of a building at one of the Company’s shopping centers in the first quarter of 2009.

General and administrative expenses was $4.1 million for the three months ended March 31, 2009, as compared to $3.8 million for the same period in 2008, an increase of $0.3 million, or 7.4%. The increase in general and administrative expenses was primarily due to employee-related restructuring charges, including severance and employee benefits, incurred in the first quarter of 2009.

Interest expense decreased $1.7 million, or 17.1%, to $8.1 million for the three months ended March 31, 2009 as compared to $9.8 million in 2008. The summary below identifies the components of the net decrease:

	Three Months Ended
	March 31,
	2009	2008

Average total loan balance	$665,305	$690,234
Average rate	5.0%	5.8%
Total interest on debt	$8,236	$10,055
Amortization of loan fees	168	224
Interest on capital lease obligation	104	108
Capitalized interest and other	(404)	(608)

	$8,104	$9,779

Other

Gain on sale of real estate assets decreased $9.8 million during the first quarter of 2009 to $0.4 million as compared to $10.2 million in the first quarter of 2008. The decrease is due primarily to the recognition of the gain on the sale of the Mission Bay Plaza shopping center to our Ramco/Lion Venture LP joint venture in the first quarter of 2008.

Earnings from unconsolidated entities represents our proportionate share of the earnings of various joint ventures in which we have an ownership interest. Earnings from unconsolidated entities decreased approximately $377,000 from approximately $897,000 for the three months ended March 31, 2008 to approximately $520,000 for the three months ended March 31, 2009. During the three months ended March 31, 2009, earnings from unconsolidated entities decreased approximately $225,000 from the Ramco/Lion Venture LP joint venture and

$167,000 from the Ramco 450 Venture LLC joint venture primarily the result of the bankruptcy of two national retailers that closed stores in the second half of 2008 at five of the joint venture properties in which the Company holds an ownership interest.

Noncontrolling interest in subsidiaries represents the equity in income attributable to the portion of the Operating Partnership not owned by us. Noncontrolling interest for the first quarter of 2009 decreased $1.7 million to $0.4 million, as compared to $2.1 million for the first quarter of 2008. The decrease is primarily attributable to the noncontrolling interest’s proportionate share of the lower gain on the sale of real estate assets in 2009 when compared to the same period in 2008.

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

As part of our business plan to improve our capital structure and reduce debt, we will continue to pursue the strategy of selling fully-valued properties and to dispose of shopping centers that no longer meet the criteria established for our portfolio. Our ability to obtain acceptable selling prices and satisfactory terms will impact the timing of future sales. Net proceeds from the sale of properties are expected to reduce outstanding debt and to fund any future cash requirements.

The following is a summary of our cash flow activities (dollars in thousands):

	Three Months Ended
	March 31,
	2009	2008
	(Unaudited)

Cash provided from operations	$11,200	$2,443
Cash (used in) provided by investing activities	(6,542)	7,834
Cash used in financing activities	(2,007)	(10,211)

For the three months ended March 31, 2009, we generated $11.2 million in cash flows from operating activities, as compared to $2.4 million for the same period in 2008. Cash flows from operating activities were higher during the three months ended 2009 mainly due to lower gains on sale of real estate assets during the period, as well as higher net cash inflows related to accounts receivable and lower cash outflows for accounts payable and accrued expenses. For the three months ended March 31, 2009, investing activities used $6.5 million of cash flows, as compared to $7.8 million provided by investing activities for the three months ended 2008. Cash flows from investing activities were lower in the first quarter 2009, due to lower investments in real estate and lower cash received from sales of shopping centers to our joint ventures, offset by slightly higher investments in and advances to our joint ventures. Additionally, no cash was received in the first quarter 2009 from the repayment of a note receivable from a joint venture, as occurred in first quarter 2008. During the three months ended March 31, 2009, cash flows used in financing activities were $2.0 million, as compared to $10.2 million during the three months ended March 31, 2008. In the first three months of 2009, the Company had significantly lower borrowings and paydowns on mortgages and notes payable, and lower distributions to shareholders and operating partnership unit holders, as compared to the three months ended March 31, 2008.

The Company has a $250,000 unsecured credit facility (the “Credit Facility”) consisting of a $100,000 unsecured term loan credit facility and a $150,000 unsecured revolving credit facility. The Credit Facility provides that the unsecured revolving credit facility may be increased by up to $100,000 at the Company’s request, for a total unsecured revolving credit facility commitment of $250,000. The unsecured term loan credit facility matures in December 2010 and bears interest at a rate equal to LIBOR plus 130 to 165 basis points, depending on certain debt ratios. The unsecured revolving credit facility matures in December 2009 and bears interest at a rate equal to LIBOR plus 115 to 150 basis points, depending on certain debt ratios. The Company retains the option to extend the maturity date of the unsecured revolving credit facility to December 2010. It is anticipated that funds borrowed under the Credit Facility will be used for general corporate purposes, including working capital, capital expenditures, the repayment of indebtedness or other corporate activities.

Under terms of various debt agreements, we may be required to maintain interest rate swap agreements to reduce the impact of changes in interest rates on our floating rate debt. We have interest rate swap agreements with an aggregate notional amount of $100.0 million at March 31, 2009. Based on rates in effect at March 31, 2009, the agreements provide for fixed rates ranging from 4.4% to 4.7% and expire December 2010.

After taking into account the impact of converting our variable rate debt into fixed rate debt by use of the interest rate swap agreements, at March 31, 2009 our variable rate debt accounted for approximately $184.3 million of outstanding debt with a weighted average interest rate of 2.4%. Variable rate debt accounted for approximately 27.7% of our total debt and 22.9% of our total capitalization.

We have $408.1 million of mortgage loans encumbering our consolidated properties, and $539.0 million of mortgage loans on properties held by our unconsolidated joint ventures (of which our pro rata share is $139.3 million). Such mortgage loans are generally non-recourse, subject to certain exceptions for which we would be liable for any resulting losses incurred by the lender. These exceptions vary from loan to loan but generally include fraud or a material misrepresentation, misstatement or omission by the borrower, intentional or grossly negligent conduct by the borrower that harms the property or results in a loss to the lender, filing of a bankruptcy petition by the borrower, either directly or indirectly, and certain environmental liabilities. In addition, upon the occurrence of certain of such events, such as fraud or filing of a bankruptcy petition by the borrower, we would be liable for the entire outstanding balance of the loan, all interest accrued thereon and certain other costs, penalties and expenses.

The unconsolidated joint ventures in which our Operating Partnership owns an interest and which are accounted for by the equity method of accounting are subject to mortgage indebtedness, which in most instances is non-recourse. At March 31, 2009, mortgage debt for the unconsolidated joint ventures was $539.0 million, of which our pro rata share was $139.3 million, with a weighted average interest rate of 6.4%. Fixed rate debt for the unconsolidated joint ventures was $506.0 million at March 31, 2009. Our pro rata share of fixed rate debt for the unconsolidated joint ventures amounted to $132.8 million, or 95.3% of our total pro rata share of such debt. The mortgage debt of $15.0 million at Peachtree Hill, a shopping center owned by our Ramco 450 Venture LLC, is recourse debt. The loan is secured by unconditional guarantees of payment and performance by Ramco 450 Venture LLC, the Company, and its majority owned subsidiary, Ramco-Gershenson Properties, L.P, the Operating Partnership.

Planned Capital Spending

During the three months ended March 31, 2009, we spent approximately $1.8 million on revenue-generating capital expenditures including tenant allowances, leasing commissions paid to third-party brokers, legal costs related to lease documents, and capitalized leasing and construction costs. These types of costs generate a return through rents from tenants over the term of their leases. Revenue-enhancing capital expenditures, including expansions, renovations or repositionings, were approximately $4.6 million. Revenue neutral capital expenditures, such as roof and parking lot repairs which are anticipated to be recovered from tenants, amounted to approximately $0.2 million.

For the remainder of 2009, we anticipate spending approximately $27.6 million for revenue-generating, revenue-enhancing and revenue neutral capital expenditures, including approximately $12.7 million for approved redevelopment projects.

We are also working on four additional redevelopments that are in the final planning stages that are not included in such amounts. Further, we anticipate spending approximately $1.1 million in the remainder of 2009 for ongoing development projects.

In addition, as a result of the challenging acquisition market and the global liquidity crisis, the Company chose to de-emphasize its acquisition program as a significant driver of growth. As such, there was no significant acquisition activity in the first quarter of 2009. Future acquisitions are planned to be opportunistic in nature and more selective as market conditions allow.

Capitalization

At March 31, 2009, our market capitalization amounted to $805.2 million. Market capitalization consisted of $665.7 million of debt (including property-specific mortgages, an Unsecured Credit Facility consisting of a Term Loan Credit Facility and a Revolving Credit Facility, a Secured Term Loan, and a Junior Subordinated Note), and $139.4 million of common shares (based on the closing price of $6.45 per share at March 31, 2009) and Operating Partnership Units at market value. Our debt to total market capitalization was 82.7% at March 31, 2009, as compared to 83.3% at December 31, 2008. After taking into account the impact of converting our variable rate debt into fixed rate debt by use of interest rate swap agreements, our outstanding debt at March 31, 2009 had a weighted average interest rate of 4.8%, and consisted of $481.4 million of fixed rate debt and $184.3 million of variable rate debt. Outstanding letters of credit issued under the Credit Facility totaled approximately $1.8 million at March 31, 2009.

At March 31, 2009, the noncontrolling interest in the Operating Partnership represented a 13.5% ownership in the Operating Partnership. The OP Units may, under certain circumstances, be exchanged for our common shares of beneficial interest on a one-for-one basis. We, as sole general partner of the Operating Partnership, have the option, but not the obligation, to settle exchanged OP Units held by others in cash based on the current trading price of our common shares of beneficial interest. Assuming the exchange of all OP Units, there would have been 21,617,050 of our common shares of beneficial interest outstanding at March 31, 2009, with a market value of approximately $139.4 million.

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

The following table illustrates the calculation of FFO (in thousands, except per share data):

	Three Months Ended
	March 31,
	2009	2008
	(Unaudited)

Net Income	$2,250	$11,445
Add:
Depreciation and amortization expense	9,283	9,415
Noncontrolling interest in partnership	380	2,090
Less:
Gain on sale of depreciable real estate(1)	—	(9,761)

Funds from operations available to common shareholders, assuming conversion of OP units	$11,913	$13,189

Weighted average equivalent shares outstanding, diluted	21,398	21,419

Funds from operations available to RGPT common shareholders, per diluted share	$0.56	$0.62

Net income per diluted share to FFO per diluted share reconciliation:
Net income per diluted share	$0.12	$0.62
Add:
Depreciation and amortization expense	0.43	0.44
Noncontrolling interest in partnership	0.02	0.10
Less:
Gain on sale of depreciable real estate(1)	—	(0.46)
Assuming conversion of OP units	(0.01)	(0.08)

Funds from operations available to common shareholders per diluted share, assuming conversion of OP units	$0.56	$0.62

(1) Excludes gain on sale of undepreciated land	$348	$423

Forward Looking Statements

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our expectations, plans or beliefs concerning future events and may be identified by terminology such as “may,” “will,” “should,” “believe,” “expect,” “estimate,” “anticipate,” “continue,” “predict” or similar terms. Although the forward-looking statements made in this document are based on our good faith beliefs, reasonable assumptions and our best judgment based upon current information, certain factors could cause actual results to differ materially from those in the forward-looking statements, including: our success or failure in implementing our business strategy; economic conditions generally and in the commercial real estate and finance markets specifically; our cost of capital, which depends in part on our asset quality, our relationships with lenders and other capital providers; our business prospects and outlook; changes in governmental regulations, tax rates and similar matters; our continuing to qualify as a REIT; and other factors discussed elsewhere in this document and our other filings with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2008. Given these uncertainties, you should not place undue reliance on any forward-looking statements. Except as required by law, we assume no obligation to update these forward-looking statements, even if new information becomes available in the future.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We have exposure to interest rate risk on our variable rate debt obligations. We are not subject to any foreign currency exchange rate risk or commodity price risk, or other material rate or price risks. Based on our debt and interest rates and the interest rate swap agreements in effect at March 31, 2009, a 100 basis point change in interest rates would affect our annual earnings and cash flows by between approximately $1.8 million and $2.3 million.

Under the terms of various debt agreements, we may be required to maintain interest rate swap agreements to reduce the impact of changes in interest rate on our floating rate debt. We have interest rate swap agreements with an aggregate notional amount of $100.0 million at March 31, 2009. Based on rates in effect at March 31, 2009, the agreements provide for fixed rates ranging from 4.4% to 4.7% and expire December 2010.

The following table presents information as of March 31, 2009 concerning our long-term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates of maturing amounts and fair market value (dollars in thousands).

								Estimated
	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value

Fixed-rate debt	$26,499	$126,580	$27,932	$34,011	$33,485	$232,888	$481,395	$459,918
Average interest rate	7.0%	5.2%	7.4%	6.8%	5.5%	5.7%	5.8%	6.9%
Variable-rate debt	$184,340	$—	$—	$—	$—	$—	$184,340	$184,340
Average interest rate	2.4%	—	—	—	—	—	2.4%	2.4%

We estimated the fair value of fixed rate mortgages using a discounted cash flow analysis, based on our incremental borrowing rates for similar types of borrowing arrangements with the same remaining maturity. Considerable judgment is required to develop estimated fair values of financial instruments. The table incorporates only those exposures that exist at March 31, 2009 and does not consider those exposures or positions which could arise after that date or firm commitments as of such date. Therefore, the information presented therein has limited predictive value. Our actual interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

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

We carried out an assessment as of March 31, 2009 of the effectiveness of the design and operation of our disclosure controls and procedures. This assessment was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on such evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that such disclosure controls and procedures were effective as of March 31, 2009.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal or governmental proceedings, other than the IRS Examination, against or involving us or our properties. For a description of the IRS Examination, see our Annual Report on Form 10-K for the year ended December 31, 2008 (Note 20 to the consolidated financial statements).

Item 1A.	Risk Factors

You should review our Annual Report on Form 10-K for the year ended December 31, 2008, which contains a detailed description of risk factors that may materially affect our business, financial condition or results of operations. There are no material changes to the disclosure on these matters set forth in such Form 10-K.

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

No common shares were repurchased during the three months ended March 31, 2009. As of March 31, 2009, we had purchased and retired 287,900 shares of our common stock under this program at an average cost of $27.11 per share.

Item 6.	Exhibits

Exhibit No.		Description

10.1		Rights Agreement, dated as of March 25, 2009 between Ramco-Gershenson Properties Trust and American Stock Transfer & Trust Company, LLC which includes as Exhibits thereto the Articles Supplementary, Form of Rights Certificate and the Summary of Terms attached thereto as Exhibits A, B and C, respectively, incorporated by reference to Exhibit 3.1 and 4.1 to Registrant’s Form 8-K filed on April 1, 2009.
31	.1*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32	.2*	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
99	.1*	Composite Agreement of Limited Partnership, as amended, of Ramco-Gershenson Properties, L.P.
99	.2*	Junior Subordinated Indenture, dated November 15, 2007, between Ramco-Gershenson Properties, L.P. and the Bank of New York & Trust Company, National Association, as Trustee.

*	filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAMCO-GERSHENSON PROPERTIES TRUST

By:	/s/ Dennis Gershenson
Dennis Gershenson
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2009

By:	/s/ Richard J. Smith
Richard J. Smith
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 8, 2009