Form 10-Q
period 2009-06-30
RAMCO GERSHENSON PROPERTIES TRUST
filed 2009-07-31
CIK 842183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For the quarterly period ended June 30, 2009
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
Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☑
     Number of common shares of beneficial interest ($0.01 par value) of the registrant outstanding as of July 27, 2009: 18,710,476

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
RAMCO-GERSHENSON PROPERTIES TRUST
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(Unaudited)
	(In thousands, except per
	share amounts)
ASSETS
Investment in real estate, net	$826,296	$830,392
Cash and cash equivalents	7,818	5,295
Restricted cash	5,202	4,891
Accounts receivable, net	33,665	40,736
Equity investments in and advances to unconsolidated entities	104,623	95,867
Other assets, net	35,718	37,345

Total Assets	$1,013,322	$1,014,526

LIABILITIES
Mortgages and notes payable	$662,176	$662,601
Accounts payable and accrued expenses	30,273	26,751
Distributions payable	4,958	4,945
Capital lease obligation	7,060	7,191

Total Liabilities	704,467	701,488

SHAREHOLDERS’ EQUITY
Ramco-Gershenson Properties Trust (“RPT”) shareholders’ equity:
Common Shares of Beneficial Interest, par value $0.01, 45,000 shares authorized; 18,710 and 18,583 issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	187	185
Additional paid-in capital	390,105	389,528
Accumulated other comprehensive loss	(3,151)	(3,851)
Cumulative distributions in excess of net income	(117,508)	(112,671)

Total RPT Shareholders’ Equity	269,633	273,191
Noncontrolling interest in subsidiaries	39,222	39,847

Total Shareholders’ Equity	308,855	313,038

Total Liabilities and Shareholders’ Equity	$1,013,322	$1,014,526

See notes to consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
	(Unaudited)
	(In thousands, except per share amounts)
REVENUES:
Minimum rents	$21,215	$23,101	$42,594	$46,122
Percentage rents	27	133	280	497
Recoveries from tenants	9,890	10,313	20,537	21,396
Fees and management income	1,497	1,930	2,626	3,352
Other income	1,000	495	1,353	980

Total revenues	33,629	35,972	67,390	72,347

EXPENSES:
Real estate taxes	4,697	4,805	9,407	9,652
Recoverable operating expenses	5,558	5,500	11,561	12,083
Depreciation and amortization	7,876	7,880	15,669	15,835
Other operating	656	1,013	1,920	2,061
General and administrative	5,364	4,820	9,489	8,625
Interest expense	7,904	8,893	16,008	18,672

Total expenses	32,055	32,911	64,054	66,928

Income from continuing operations before gain on sale of real estate assets and earnings from unconsolidated entities	1,574	3,061	3,336	5,419
Gain on sale of real estate assets	53	103	401	10,287
Income from unconsolidated entities	337	769	857	1,666

Income from continuing operations	1,964	3,933	4,594	17,372

Discontinued operations:
Loss on sale of real estate assets	—	(463)	—	(463)
Income from operations	—	108	—	205

Loss from discontinued operations	—	(355)	—	(258)

Net Income	1,964	3,578	4,594	17,114
Less: Net income attributable to the noncontrolling interest in subsidiaries	(401)	(594)	(781)	(2,685)

Net income attributable to RPT common shareholders	$1,563	$2,984	$3,813	$14,429

Basic earnings per RPT common share:
Income from continuing operations attributable to RPT common shareholders	$0.08	$0.18	$0.20	$0.79
Loss from discontinued operations attributable to RPT common shareholders	—	(0.02)	—	(0.01)

Net income attributable to RPT common shareholders	$0.08	$0.16	$0.20	$0.78

Diluted earnings per RPT common share:
Income from continuing operations attributable to RPT common shareholders	$0.08	$0.18	$0.20	$0.79
Loss from discontinued operations attributable to RPT common shareholders	—	(0.02)	—	(0.01)

Net income attributable to RPT common shareholders	$0.08	$0.16	$0.20	$0.78

Basic weighted average common shares outstanding	18,699	18,478	18,654	18,477

Diluted weighted average common shares outstanding	18,699	18,490	18,654	18,489

AMOUNTS ATTRIBUTABLE TO RPT COMMON SHAREHOLDERS:
Income from continuing operations	$1,563	$3,291	$3,813	$14,652
Loss from discontinued operations	—	(307)	—	(223)

Net income	$1,563	$2,984	$3,813	$14,429

COMPREHENSIVE INCOME
Net income	$1,563	$2,984	$3,813	$14,429
Other comprehensive loss:
Unrealized gain on interest rate swaps	542	2,828	700	1,024

Comprehensive income	2,105	5,812	4,513	15,453
Comprehensive income attributable to the noncontrolling interest in subsidiaries	74	385	95	140

Comprehensive income attributable to RPT	$2,179	$6,197	$4,608	$15,593

See notes to consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months
	Ended June 30,
	2009	2008
	(Unaudited)
	(In thousands)
Cash Flows from Operating Activities:
Net income attributable to RPT common shareholders	$3,813	$14,429
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,669	15,835
Amortization of deferred financing costs	345	436
Gain on sale of real estate assets	(401)	(10,287)
Earnings from unconsolidated entities	(857)	(1,666)
Discontinued operations	—	(205)
Noncontrolling interest in subsidiaries	781	2,685
Distributions received from unconsolidated entities	2,358	4,095
Changes in operating assets and liabilities that (used) provided cash:
Accounts receivable	(609)	(3,069)
Other assets	498	(2,526)
Accounts payable and accrued expenses	5,074	(6,145)

Net Cash Provided by Continuing Operating Activities	26,671	13,582
Loss on sale of Discontinued Operations	—	463
Operating Cash from Discontinued Operations	—	205

Net Cash Provided by Operating Activities	26,671	14,250

Cash Flows from Investing Activities:
Real estate developed or acquired, net of liabilities assumed	(11,155)	(35,969)
Investment in and advances to unconsolidated entities, net	(3,110)	(1,846)
Proceeds from sales of real estate assets	1,207	4,970
Increase in restricted cash	(311)	(1,713)
Repayment of note receivable from joint venture	—	23,249

Net Cash Used in Investing Activities	(13,369)	(11,309)
Investing Cash from Discontinued Operations	—	9,157

Net Cash Used in Investing Activities	(13,369)	(2,152)

Cash Flows from Financing Activities:
Cash distributions to shareholders	(8,640)	(17,074)
Cash distributions to operating partnership unit holders	(1,350)	(3,360)
Paydown of mortgages and notes payable	(10,624)	(81,052)
Payment of deferred financing costs	(180)	(56)
Distributions to noncontrolling partners	(54)	(28)
Borrowings on mortgages and notes payable	10,200	81,250
Reduction of capital lease obligation	(131)	(124)
Proceeds from exercise of stock options	—	39

Net Cash Used in Financing Activities	(10,779)	(20,405)

Net Increase (Decrease) in Cash and Cash Equivalents	2,523	(8,307)
Cash and Cash Equivalents, Beginning of Period	5,295	14,977

Cash and Cash Equivalents, End of Period	$7,818	$6,670

Supplemental Cash Flow Disclosure, including Non-Cash Activities:
Cash paid for interest during the period	$14,436	$18,219
Cash paid for federal income taxes	341	5,797
Capitalized interest	815	1,319
Increase in fair value of interest rate swaps	700	1,024
Reclassification of note receivable from joint venture	7,680	—
Decrease in deferred gain on sale of property	—	11,678
See notes to consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
1. Organization and Basis of Presentation
     Ramco-Gershenson Properties Trust, together with its subsidiaries (the “Company”), is a real estate investment trust (“REIT”) engaged in the business of owning, developing, acquiring, managing and leasing community shopping centers, regional malls and single tenant retail properties. At June 30, 2009, the Company owned and managed a portfolio of 89 shopping centers, with approximately 19.8 million square feet of gross leaseable area (“GLA”), located in the Midwestern, Southeastern and Mid-Atlantic regions of the United States. The Company’s centers are usually anchored by discount department stores or supermarkets and the tenant base consists primarily of national and regional retail chains and local retailers. The Company’s credit risk, therefore, is concentrated in the retail industry.
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
     Principles of Consolidation
     The consolidated financial statements include the accounts of the Company and its majority owned subsidiary, the Operating Partnership, Ramco-Gershenson Properties, L.P. (86.5% and 86.4% owned by the Company at June 30, 2009 and December 31, 2008, respectively), and all wholly owned subsidiaries, including bankruptcy remote single purpose entities and all majority owned joint ventures over which the Company has control. The Operating Partnership owns 100% of the non-voting and voting common stock of Ramco-Gershenson, Inc. (“Ramco”), and therefore it is included in the consolidated financial statements. Ramco has elected to be a taxable REIT subsidiary for federal income tax purposes. Ramco provides property management services to the Company and to other entities. Investments in real estate joint ventures which the Company has the ability to exercise significant influence over, but for which the Company does not have financial or operating control, are accounted for using the equity method of accounting. Accordingly, the Company’s share of the earnings from these joint ventures is included in consolidated net income. All intercompany accounts and transactions have been eliminated in consolidation.
     New Accounting Pronouncements
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, previously referred to as a minority interest. This statement requires noncontrolling interests to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. Consolidated net income and comprehensive income is required to include the noncontrolling interest’s share. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. The Company adopted the provisions of SFAS 160 in the first quarter of 2009. Certain presentation requirements of the standard were applied retrospectively.

     In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS 161 also requires entities to disclose additional information about the amounts and location of derivatives included within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company implemented the provisions of SFAS 161 in the first quarter of 2009. The application of SFAS 161 did not have a material effect on the Company’s results of operations or financial position because it only included new disclosure requirements. Refer to Note 8 for further information.
     In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 clarifies that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are considered participating securities and should be included in the calculation of basic earnings per share using the two-class method prescribed by SFAS No. 128, “Earnings Per Share”. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. All prior period earnings per share amounts presented are required to be adjusted retrospectively. Accordingly, the Company adopted the provisions of FSP EITF 03-6-1 in the first quarter of 2009. The adoption of the provisions of FSP EITF 03-6-1 did not have a material effect on the Company’s consolidated financial condition, results of operations, or cash flows. Refer to Note 9 for the calculation of earnings per share.
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
     In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 requires that an entity shall recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. The standard also requires entities to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009, and is to be applied prospectively. Accordingly, the Company adopted the provisions of SFAS in the second quarter of 2009. The adoption of the provisions of SFAS 165 did not have a material effect on the Company’s consolidated financial condition, results of operations, or cash flows. Refer to Note 14 for the Company’s disclosure on subsequent events.
     In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168, or the FASB Accounting Standards Codification (“Codification”), will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect the standard to have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

2. Accounts Receivable, Net
     Accounts receivable includes $17,242 and $17,605 of unbilled straight-line rent receivables at June 30, 2009 and December 31, 2008, respectively.
     The Company provides for bad debt expense based upon the allowance method of accounting. The Company monitors the collectability of its accounts receivable (billed and unbilled, including straight-line) from specific tenants, and analyzes historical bad debts, customer credit worthiness, current economic trends and changes in tenant payment terms when evaluating the adequacy of the allowance for doubtful accounts. When tenants are in bankruptcy, the Company makes estimates of the expected recovery of pre-petition and post-petition claims. The ultimate resolution of these claims can be delayed for one year or longer. Accounts receivable in the accompanying balance sheets is shown net of an allowance for doubtful accounts of $3,845 and $4,287 at June 30, 2009 and December 31, 2008, respectively.
     Accounts receivable at June 30, 2009 and December 31, 2008 includes $1,800 and $2,258, respectively, due from Atlantic Realty Trust (“Atlantic”) for reimbursement of tax deficiencies, interest and other miscellaneous expenses related to the Internal Revenue Service (“IRS”) examination of the Company’s taxable years ended December 31, 1991 through 1995. Under terms of the tax agreement the Company entered into with Atlantic (“Tax Agreement”), Atlantic assumed all of the Company’s liability for tax and interest arising out of that IRS examination. Effective June 30, 2006, Atlantic was merged into (acquired by) Kimco SI 1339, Inc. (formerly known as SI 1339, Inc.), a wholly owned subsidiary of Kimco Realty Corporation (“Kimco”), with Kimco SI 1339, Inc. continuing as the surviving corporation. By way of the merger, Kimco SI 1339, Inc. acquired Atlantic’s assets, subject to its liabilities, including its obligations to the Company under the Tax Agreement.
3. Investment in Real Estate, Net
     Investment in real estate consisted of the following:

	June 30,	December 31,
	2009	2008
	(Unaudited)

Land	$144,191	$144,422
Buildings and improvements	833,294	813,705
Construction in progress	35,233	46,982

	1,012,718	1,005,109
Less: accumulated depreciation	(186,422)	(174,717)

Investment in real estate, net	$826,296	$830,392

4. Equity Investments in and Advances to Unconsolidated Entities
     As of June 30, 2009, the Company had investments in the following unconsolidated entities:

		Total Assets	Total Assets
	Ownership as of	as of	as of
Entity Name	June 30, 2009	June 30, 2009	December 31, 2008
		(Unaudited)

S-12 Associates	50%	$669	$661
Ramco/West Acres LLC	40%	9,822	9,877
Ramco/Shenandoah LLC	40%	15,539	15,592
Ramco/Lion Venture LP	30%	536,607	536,446
Ramco 450 Venture LLC	20%	365,692	362,885
Ramco 191 LLC	20%	23,780	23,240
Ramco RM Hartland SC LLC	20%	20,985	19,760
Ramco HHF KL LLC	7%	51,827	52,461
Ramco HHF NP LLC	7%	27,759	28,126
Ramco Jacksonville North Industrial LLC	5%	1,267	1,257

		$1,053,947	$1,050,305

Debt
     The Company’s unconsolidated entities had the following debt outstanding at June 30, 2009 (unaudited):

	Balance	Interest
Entity Name	Outstanding	Rate	Maturity Date

S-12 Associates	$858	7.3%	May 2016 (1)
Ramco/West Acres LLC	8,639	8.1%	April 2010 (2)
Ramco/Shenandoah LLC	11,965	7.3%	February 2012
Ramco/Lion Venture LP	271,286	4.6% - 8.3%	Various (3)
Ramco 450 Venture LLC	217,272	5.3% - 6.5%	Various (4)
Ramco 191 LLC	8,750	1.8%	June 2010
Ramco RM Hartland SC LLC	8,505	3.3%	July 2009
Ramco RM Hartland SC LLC	6,942	13.0%	October 2009
Ramco Jacksonville North Industrial LLC	738	2.6%	September 2009

	$534,955

(1)	Interest rate resets annually per formula.

(2)	Under terms of the note, the anticipated payment date is April 2010.

(3)	Interest rates range from 4.6% to 8.3% with maturities ranging from November 2009 to June 2020.

(4)	Interest rates range from 5.3% to 6.5% with maturities ranging from February 2011 to January 2018.

Fees and Management Income from Transactions with Joint Ventures
     Under the terms of agreements with certain joint ventures, the Company is the manager of the joint ventures and their properties, earning fees for acquisitions, development, management, leasing, and financing. The fees earned by the Company, which are reported in the consolidated statements of income as fees and management income, are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)

Management fees	$712	$682	$1,441	$1,379
Leasing fees	306	246	416	384
Acquisition and development fees	150	227	271	297
Financing fees	58	170	68	193

Total	$1,226	$1,325	$2,196	$2,253

Combined Condensed Financial Information
     Combined condensed financial information for the Company’s unconsolidated entities is summarized as follows:

	June 30,	December 31,
	2009	2008
	(Unaudited)

ASSETS
Investment in real estate, net	$1,010,234	$1,012,752
Other assets	43,713	37,553

Total Assets	$1,053,947	$1,050,305

LIABILITIES AND OWNERS’ EQUITY
Mortgage notes payable	$534,955	$540,766
Other liabilities	30,300	25,641
Owners’ equity	488,692	483,898

Total Liabilities and Owners’ Equity	$1,053,947	$1,050,305

Company’s equity investments in and advances to unconsolidated entities	$104,623	$95,867

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)

TOTAL REVENUES	$24,802	$23,491	$50,287	$48,003
TOTAL EXPENSES	23,374	20,416	46,733	41,107

Net income	$1,428	$3,075	$3,554	$6,896

Company’s share of earnings from unconsolidated entities	$337	$769	$857	$1,666

5. Other Assets, Net
     Other assets consisted of the following:

	June 30,	December 31,
	2009	2008
	(Unaudited)

Leasing costs	$39,898	$38,980
Intangible assets	5,836	5,836
Deferred financing costs	6,036	6,626
Other	5,975	5,904

	57,745	57,346
Less: accumulated amortization	(36,500)	(34,320)

	21,245	23,026
Prepaid expenses and other	13,244	12,967
Proposed development and acquisition costs	1,229	1,352

Other assets, net	$35,718	$37,345

     Intangible assets at June 30, 2009 include $4,526 of lease origination costs and $1,228 of favorable leases related to the allocation of the purchase price for acquisitions made since 2002. These assets are being amortized over the lives of the applicable leases as reductions or additions to minimum rent revenue, as appropriate, over the initial terms of the respective leases.
     At June 30, 2009 and 2008, $1,750 and $2,605, respectively, of intangible assets, net of accumulated amortization of $4,004 and $3,870, respectively, were included in other assets in the consolidated balance sheets. Included in net intangible assets at June 30, 2009 and 2008, were approximately $1,361 and $2,076, respectively, of lease origination costs and $389 and $529, respectively, of above-market leases. Included in accounts payable and accrued expenses at June 30, 2009 and 2008 were intangible liabilities related to below-market leases of $623 and $939, respectively, and an adjustment to increase debt to fair market value in the amount of $433 and $749, respectively. The lease-related intangible assets and liabilities are being amortized over the terms of the acquired leases, which resulted in additional expense of approximately $61 and $64, respectively, and an increase in revenue of $83 and $113, respectively, for the six months ended June 30, 2009 and 2008. The adjustment of debt decreased interest expense by $155 and $93 for the six months ended June 30, 2009 and 2008, respectively.
     The average amortization period for intangible assets attributable to lease origination costs and for favorable leases is 5.5 years and 4.5 years, respectively.
     The Company recorded amortization of deferred financing costs of $345 and $436, respectively, during the six months ended June 30, 2009 and 2008. This amortization has been recorded as interest expense in the Company’s consolidated statements of income.

     The following table represents estimated future amortization expense related to other assets as of June 30, 2009 (unaudited):

Year Ending December 31,

2009 (July 1 — December 31)	$3,206
2010	4,620
2011	3,694
2012	2,847
2013	2,169
Thereafter	4,709

Total	$21,245

6. Mortgages and Notes Payable
     Mortgages and notes payable consisted of the following:

	June 30,	December 31,
	2009	2008
	(Unaudited)
Fixed rate mortgages with interest rates ranging from 4.8% to 8.1%, due at various dates from December 2009 through May 2018	$352,084	$354,253

Floating rate mortgages with interest rates ranging from 3.1% to 5.3%, due at various dates from November 2009 through June 2011	14,667	15,023

Secured Revolving Credit Facility, with an interest rate at LIBOR plus 325 basis points due December 2009. The effective rate at June 30, 2009 and December 31, 2008 was 3.6% and 4.3%, respectively	40,000	40,000

Junior subordinated notes, unsecured, due January 2038, with an interest rate fixed until January 2013 when the notes are redeemable or the interest rate becomes LIBOR plus 330 basis points. The effective rate at both June 30, 2009 and December 31, 2008 was 7.9%	28,125	28,125

Unsecured Term Loan Credit Facility, with an interest rate at LIBOR plus 130 to 165 basis points, due December 2010, maximum borrowings $100,000. The effective rate at June 30, 2009 and December 31, 2008 was 4.6% and 5.7%, respectively	100,000	100,000

Unsecured Revolving Credit Facility, with an interest rate at LIBOR plus 115 to 150 basis points, due December 2009, maximum borrowings $150,000. The effective rate at June 30, 2009 and December 31, 2008 was 1.7% and 3.0%, respectively	127,300	125,200

	$662,176	$662,601

     The mortgage notes, both fixed rate and floating rate, are secured by mortgages on properties that have an approximate net book value of $443,252 as of June 30, 2009.
     The Company has a $250,000 unsecured credit facility (the “Credit Facility”) consisting of a $100,000 unsecured term loan credit facility and a $150,000 unsecured revolving credit facility. The Credit Facility provides that the unsecured revolving credit facility may be increased by up to $100,000 at the Company’s request, for a total unsecured revolving credit facility commitment of $250,000. The unsecured term loan credit facility matures in December 2010 and bears interest at a rate equal to LIBOR plus 130 to 165 basis points, depending on certain debt ratios. The unsecured revolving credit facility matures in December 2009 and bears interest at a rate equal to LIBOR plus 115 to 150 basis points, depending on certain debt ratios. Additionally, the Company has a $40,000 revolving credit facility secured by The Towne Center at Aquia, that matures in December 2009 and bears interest at a rate equal to LIBOR plus 325 basis points, depending on certain debt ratios. The Company retains the option to extend the maturity date of both the unsecured revolving credit facility and the $40,000 revolving credit facility secured by The Towne Center at Aquia to December 2010.
     It is anticipated that funds borrowed under the aforementioned Credit Facilities will be used for general corporate purposes, including working capital, capital expenditures, the repayment of indebtedness or other corporate activities.

     In June 2009, the Company extended the maturity date of the $7,387 variable rate mortgage securing the Gaines Marketplace shopping center to June 2011.
     At June 30, 2009, outstanding letters of credit issued under the Credit Facility, not reflected in the accompanying consolidated balance sheets, totaled approximately $1,776. These letters of credit reduce the availability under the Credit Facility.
     The Credit Facility and the secured term loan contain financial covenants relating to total leverage, fixed charge coverage ratio, loan to asset value, tangible net worth and various other calculations. As of June 30, 2009, the Company was in compliance with the covenant terms.
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
     Under terms of various debt agreements, the Company may be required to maintain interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate debt. The Company has interest rate swap agreements with an aggregate notional amount of $100,000 at June 30, 2009. Based on rates in effect at June 30, 2009, the agreements provide for fixed rates ranging from 4.4% to 4.7% and expire December 2010.
The following table presents scheduled principal payments on mortgages and notes payable as of June 30, 2009 (unaudited):

Year Ending December 31,

2009 (July 1 — December 31)	$199,984
2010	126,736
2011	35,071
2012	34,011
2013	33,485
Thereafter	232,889

Total	$662,176

     With respect to the various fixed rate and floating rate mortgages, it is the Company’s intent to refinance these mortgages upon or prior to their maturities. Even though the Company has the option to extend the maturities of the unsecured revolving credit facility and the $40,000 revolving credit facility secured by The Towne Center at Aquia until December 2010, we have been proactive with our bank group to replace the debt well in advance of maturity. The Company has agreed in principle on the material terms for a new $150,000 revolving credit facility and a $100,000 term loan, both of which are expected to be secured by approximately 33 assets that are currently unencumbered, as well as a new $40,000 revolving credit facility secured by The Town Center at Aquia. The material terms of the new credit facilities have been agreed to by the lead arranging bank and administrative agent. To date, the Company has received commitments from the participants in the new credit facilities on a significant portion of the total requirement. Subject to documentation, due diligence, and customary conditions, the Company expects to close on the new credit facilities late third quarter or early fourth quarter of 2009. Although the Company expects to refinance the debt mentioned above, there can be no assurance that the Company will be able to refinance its debt on commercially reasonable or any other terms.

by the lead arranging bank and administrative agent. To date, the Company has received commitments from the participants in the new credit facilities on a significant portion of the total requirement. Subject to documentation, due diligence, and customary conditions, the Company expects to close on the new credit facilities late third quarter or early fourth quarter of 2009. Although the Company expects to refinance the debt mentioned above, there can be no assurance that the Company will be able to refinance its debt on commercially reasonable or any other terms.
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
     Derivative Assets and Liabilities
     All derivative instruments held by the Company are interest rate swaps for which quoted market prices are not readily available. For those derivatives, the Company measures fair value on a recurring basis using valuation models that use primarily market observable inputs, such as yield curves. The Company classifies derivative instruments as recurring Level 2.
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
     Assets and Liabilities Recorded at Fair Value on a Recurring Basis
     The table below presents the recorded amount of liabilities measured at fair value on a recurring basis as of June 30, 2009 (in thousands). The Company did not have any material assets that were required to be measured at fair value on a recurring basis at June 30, 2009.

	Total
	Fair Value	Level 1	Level 2	Level 3
Liabilities
Derivative liabilities (1)	($3,151)	$—	($3,151)	$—

(1)	Interest rate swaps
     Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis
     The table below presents the recorded amount of assets measured at fair value on a nonrecurring basis as of June 30, 2009 (in thousands). The Company did not have any material liabilities that were required to be measured at fair value on a nonrecurring basis at June 30, 2009.

	Total
	Fair Value	Level 1	Level 2	Level 3
Assets
Investments in real estate, net (1)	$3,000	$—	$—	$3,000

(1)	Impaired real estate assets
8. Derivative Financial Instruments
     As of June 30, 2009, the Company had $100,000 of interest rate swap agreements. Under the terms of certain debt agreements, the Company is required to maintain interest rate swap agreements in an amount necessary to ensure that the Company’s variable rate debt does not exceed 25% of its assets, as computed under the agreements, to reduce the impact of changes in interest rates on its variable rate debt. Based on rates in effect at June 30, 2009, the agreements provide for fixed rates ranging from 4.4% to 4.7% on a portion of the Company’s unsecured credit facility and expire December 2010.
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
     The following table summarizes the notional values and fair values of the Company’s derivative financial instruments as of June 30, 2009:

	Hedge	Notional	Fixed	Fair	Expiration
Underlying Debt	Type	Value	Rate	Value	Date

Credit Facility	Cash Flow	$20,000	4.4%	$(581)	12/2010
Credit Facility	Cash Flow	10,000	4.6%	(315)	12/2010
Credit Facility	Cash Flow	10,000	4.6%	(315)	12/2010
Credit Facility	Cash Flow	10,000	4.6%	(307)	12/2010
Credit Facility	Cash Flow	10,000	4.6%	(307)	12/2010
Credit Facility	Cash Flow	20,000	4.7%	(663)	12/2010
Credit Facility	Cash Flow	20,000	4.7%	(663)	12/2010

		$100,000		$(3,151)

     The following table presents the fair values of derivative financial instruments in the Company’s consolidated balance sheets as of June 30, 2009 and December 31, 2008, respectively:

	Liability Derivatives
	June 30, 2009		December 31, 2008
		(Unaudited)
Derivatives Designated as Hedging	Balance Sheet	Fair	Balance Sheet	Fair
Instruments under SFAS 133	Location	Value	Location	Value

Interest rate contracts	Accounts payable and accrued expenses	$(3,151)	Accounts payable and accrued expenses	$(3,851)

Total		$(3,151)		$(3,851)

     The effect of derivative financial instruments on the Company’s consolidated statements of income for the six months ended June 30, 2009 and 2008, is summarized as follows:

			Location of	Amount of Gain (Loss)
	Amount of Gain (Loss)		Gain (Loss)	Reclassified from
Derivatives in	Recognized in OCI on Derivative		Reclassified from	Accumulated OCI into
SFAS 133	(Effective Portion)		Accumulated OCI	Income (Effective Portion)
Cash Flow Hedging	Six Months Ended June 30,		into Income	Six Months Ended June 30,
Relationship	2009	2008	(Effective Portion)	2009	2008

Interest rate contracts	$700	$1,024	Interest Expense	$(1,390)	$(551)

Total	$700	$1,024		$(1,390)	$(551)

9. Earnings Per Common Share
     The following table sets forth the computation of basic and diluted earnings per common share (“EPS”) (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Numerator:
Income from continuing operations before noncontrolling interest	$1,964	$3,933	$4,594	$17,372
Noncontrolling interest in subsidiaries from continuing operations	(401)	(642)	(781)	(2,720)

Income from continuing operations available to RPT common shareholders	1,563	3,291	3,813	14,652
Discontinued operations, net of noncontrolling interest in subsidiaries:
Loss on sale of real estate assets	—	(400)	—	(400)
Income from operations	—	93	—	177

Net income available to RPT common shareholders	$1,563	$2,984	$3,813	$14,429

Denominator:
Weighted-average common shares for basic EPS	18,699	18,478	18,654	18,477
Effect of dilutive securities:
Options outstanding	—	12	—	12

Weighted-average common shares for diluted EPS	18,699	18,490	18,654	18,489

Basic EPS:
Income from continuing operations attributable to RPT common shareholders	$0.08	$0.18	$0.20	$0.79
Loss from discontinued operations attributable to RPT common shareholders	—	(0.02)	—	(0.01)

Net income attributable to RPT common shareholders	$0.08	$0.16	$0.20	$0.78

Diluted EPS:
Income from continuing operations attributable to RPT common shareholders	$0.08	$0.18	$0.20	$0.79
Loss from discontinued operations attributable to RPT common shareholders	—	(0.02)	—	(0.01)

Net income attributable to RPT common shareholders	$0.08	$0.16	$0.20	$0.78

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

11. Leases
     Approximate future minimum revenues from rentals under noncancelable operating leases in effect at June 30, 2009, assuming no new or renegotiated leases or option extensions on lease agreements, are as follows (unaudited):

Year Ending December 31,

2009 (July 1 — December 31)	$41,350
2010	80,624
2011	73,670
2012	64,189
2013	55,194
Thereafter	253,618

Total	$568,645

     The Company has an operating lease for its corporate office space for a term expiring in 2014. The Company also has operating leases for office space in Florida and land at one of its shopping centers. In addition, the Company has a capitalized ground lease. Total amounts expensed relating to these leases were $787 and $755 for the six months ended June 30, 2009 and 2008, respectively.
     Approximate future minimum rental payments under the Company’s noncancelable office leases and land, assuming no options extensions, and a capital ground lease at one of its shopping centers, are as follows (unaudited):

	Operating	Capital
Year Ending December 31,	Leases	Lease

2009 (July 1 — December 31)	$452	$339
2010	909	677
2011	916	677
2012	938	677
2013	960	677
Thereafter	1,517	5,956

Total minimum lease payments	5,692	9,003
Less: amounts representing interest	—	(1,943)

Total	$5,692	$7,060

12. Commitments and Contingencies
Construction Costs
     In connection with the development and expansion of various shopping centers, as of June 30, 2009 we have entered into agreements for construction costs of approximately $26,804, including approximately $10,816 for costs related to the development of Hartland Towne Square in Hartland, Michigan and $14,084 for The Towne Center at Aquia in Stafford, Virginia.
Litigation
     We are currently involved in certain litigation arising in the ordinary course of business. The Company believes that this litigation will not have a material adverse effect on our consolidated financial statements.

13. Other Taxes
     On May 12, 2009, the Michigan Court of Appeals affirmed a decision of the Michigan Tax Tribunal that a wholly-owned limited liability company (“LLC”) met the statutory definition of a “person” under the former Michigan Single Business Tax Act (“SBTA”) and was required to file a separate return despite being classified as a disregarded entity for federal tax purposes. The Court of Appeals ruled that a 1999 Michigan Department of Treasury Revenue Administration Bulletin (“RAB”) that required conformity with federal tax laws conflicted with the SBTA, which treats various other entities not taxable at the federal level, such as partnerships, as taxable entities for SBTA purposes.
     The Michigan Single Business Tax (“SBT”) was repealed and replaced by the Michigan Business Tax effective for the Company’s taxable year beginning January 1, 2008. Prior to such repeal, the Company relied on the RAB, including the activities of any LLC classified as a disregarded entity for federal tax purposes in its member’s SBT return.
     On June 23, 2009, the Michigan Department of Treasury formally appealed the Court of Appeals’ decision to the Michigan Supreme Court. As of the date of this filing, the Michigan Supreme Court has not ruled nor has the Michigan Department of Treasury issued any guidance on this matter.
     If the Michigan Court of Appeals decision is ultimately upheld, the Company could be obligated to file additional stand-alone tax returns for each of its Michigan LLC’s and pay any related tax, interest and/or penalties, for all tax years open under the applicable statute of limitations. Any amounts owed, if this were to occur, would be reflected as operating expenses in the Company’s consolidated statements of income in the period of the payment. The Company continues to closely monitor this case and is in the process of evaluating any potential impact. Given the uncertainty surrounding the ultimate resolution of this matter, the Company has not recorded a reserve as of June 30, 2009.
14. Subsequent Events
     In accordance with SFAS No. 165, “Subsequent Events”, the Company has evaluated subsequent events through the date that the consolidated financial statements were issued. No events have taken place that meet the definition of a subsequent event that requires disclosure in this filing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the consolidated financial statements, including the respective notes thereto, which are included in this Form 10-Q.
Overview
     We are a fully integrated, self-administered, publicly-traded REIT which owns, develops, acquires, manages and leases community shopping centers (including power centers and single-tenant retail properties) and one enclosed regional mall in the Midwestern, Southeastern and Mid-Atlantic regions of the United States. At June 30, 2009, we owned interests in 89 shopping centers, comprised of 88 community centers and one enclosed regional mall, totaling approximately 19.8 million square feet of GLA. We and our joint venture partners own approximately 15.7 million square feet of such GLA, with the remaining portion owned by various anchor stores.
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
Leasing
     During the second quarter of 2009, 18 tenants took occupancy of their stores at an average base rent of $10.45 per square foot. Included in the 18 tenants were five anchor tenants paying on average $9.04 per square foot, an 11.3% increase above portfolio average rents for anchor space. Also included were 13 non-anchor tenants paying on average $16.00 per square foot, a 2.7% decrease over portfolio average rents for non-anchor space. The Company signed 27 new leases during the second quarter of 2009 for new tenancies that will take occupancy in subsequent periods, at an increase of 31.6% above portfolio average rents. Additionally, we renewed 47 non-anchor leases, at an average base rent of $16.54 per square foot, achieving an increase of 5.7% over prior rental rates. Overall portfolio average base rents for non-anchor tenants decreased to $16.44 per square foot in the second quarter of 2009 from $16.49 for the same period in 2008.
     The Company’s core operating portfolio was 94.4% occupied at June 30, 2009, compared to 94.7% at June 30, 2008. Overall portfolio occupancy, which includes joint venture properties and properties under redevelopment, was 91.3% at June 30, 2009, compared to 92.0% at June 30, 2008.
Redevelopment
     We and our joint ventures have eight redevelopments currently in process. We estimate the total project costs of the eight redevelopment projects in process to be $48.6 million. Four of the redevelopments involve core operating properties included in our balance sheet and are expected to cost approximately $19.5 million of which $7.9 million has been spent as of June 30, 2009. For the four redevelopment projects at properties held by joint ventures, we estimate off-balance sheet project costs of approximately $29.1 million (our share is estimated to be $8.3 million) of which $12.2 million has been spent as of June 30, 2009 (our share is $3.6 million).
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
Development
     As previously announced, the Company continues to take a conservative approach to the development of new shopping centers, curtailing further investment until leasing, construction financing and partnership requirements have been met. At June 30, 2009, the Company had two projects under construction and three projects in the pre-development phase with an estimated total project cost of current phases of $253.7 million. As of June 30, 2009, we and one of our joint ventures have spent $113.0 million on such developments.
     At June 30, 2009, the current developments that the Company’s intends to wholly-own or to be developed through joint venture partners that the Company anticipates having no more than a 20% ownership interest in are as follows:

		Total	Costs	Estimated
		Projected	Incurred to	Future
Development Project/Location	Project Type	Cost	Date	Costs
Northpointe Town Center - Jackson, MI	On-Balance Sheet	$34,725	$1,211	$33,514

Hartland Towne Square - Hartland Twp., MI	Off-Balance Sheet-20% Ownership	24,411	21,084	3,327

The Town Center at Aquia - Stafford, VA	Proposed Off-Balance Sheet-20% Ownership	98,439	59,554	38,885
Gateway Commons - Lakeland, FL	Proposed Off-Balance Sheet-20% Ownership	64,709	18,495	46,214
Parkway Shops - Jacksonville, FL	Proposed Off-Balance Sheet-20% Ownership	31,405	12,610	18,795

	Total	$253,689	$112,954	$140,735

	RPT Anticipated Share of Total Estimated Costs Including Debt	$78,518	$23,560	$54,958

     We own 20% of the joint venture that is developing Hartland Towne Square, and our share of the estimated $24.4 million of project costs is $4.9 million. The Company is currently providing the mezzanine financing for the project which was $6.9 million at June 30, 2009. We expect The Town Center at Aquia, Gateway Commons, and Parkway Shops to be completed through joint ventures, and ultimately be accounted as off-balance sheet assets, even though we do not have joint venture partners to date and no assurance can be given that we will have joint venture partners on such projects.
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
     Critical accounting policies are those that are both significant to the overall presentation of our financial condition and results of operations and require management to make difficult, complex or subjective judgments. For example, significant estimates and assumptions have been made with respect to useful lives of assets, capitalization of development and leasing costs, recoverable amounts of receivables and initial valuations and related amortization periods of deferred costs and intangibles, particularly with respect to property acquisitions. Our critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2008 have not materially changed during the first six months of 2009.

Comparison of Three Months Ended June 30, 2009 to Three Months Ended June 30, 2008
     For purposes of comparison between the three months ended June 30, 2009 and 2008, “Same Center” refers to the shopping center properties owned by consolidated entities as of April 1, 2008 and June 30, 2009.
     In August 2008, we sold the Plaza at Delray shopping center to a joint venture with an investor advised by Heitman LLC. This sale to our joint venture in which we have an ownership interest is referred to as the “Disposition” in the following discussion.
     Revenues
     Total revenues decreased $2.3 million, or 6.5%, to $33.6 million for the three months ended June 30, 2009, as compared to $35.9 million in 2008. The decrease in total revenues was primarily the result of a $1.9 million decrease in minimum rents and a $0.4 million decrease in fees and management income.
     Minimum rents decreased $1.9 million, or 8.2%, to $21.2 million for the three months ended June 30, 2009 as follows:

	Increase (Decrease)
	Amount
	(in millions)	Percentage
Same Center	$(0.7)	(3.0%	)
Disposition	(1.2)	(5.2%	)

	$(1.9)	(8.2%	)

     The decrease in Same Center minimum rents was primarily attributable to the current challenging economic environment resulting in an increased number of tenant bankruptcies, including Circuit City and Linens ‘n Things, as well as the vacancy of a major tenant at one of the Company’s shopping centers in January 2009.
     Recoveries from tenants decreased $0.4 million, or 4.1%, to $9.9 million for the three months ended June 30, 2009. Substantially all of the decrease was due to the Disposition.
     The overall property operating expense recovery ratio was 96.4% for the three months ended June 30, 2009, as compared to 100.1% for the same period in the prior year. The decrease was primarily due to the current challenging economic environment resulting in an increased number of tenant bankruptcies, including Circuit City and Linens ’n Things in the second half of 2008.
     Recoverable operating expenses, which includes real estate tax expense, are a component of our recovery ratio. These expenses decreased $0.1 million, or 0.5%, to $10.2 million for the three months ended June 30, 2009 as follows:

	Increase (Decrease)
	Amount
	(in millions)	Percentage
Same Center	$0.4	4.6%
Disposition	(0.5)	(5.1%	)

	$(0.1)	(0.5%	)

     The increase in Same Center recoverable operating expenses was due primarily to expanding our electricity resale program in 2009.
     Fees and management income decreased approximately $433,000 to $1.5 million for the three months ended June 30, 2009 as compared to $1.9 million for the three months ended June 30, 2008. The decrease was mainly attributable to a net decrease in development related fees of approximately $505,000, partially offset by an increase in leasing fees of approximately $159,000. The decrease in development fees was mainly due to fees earned in the second quarter of 2008 relating to the development of the Hartland Towne Square center by our Ramco RM Hartland SC LLC joint venture. The increase in leasing fees is primarily attributable to leasing fees earned at a redevelopment property in the second quarter of 2009.
     Other income increased approximately $505,000 to $1.0 million for the three months ended June 30, 2009, compared to $495,000 for the same period in the prior year. The increase was primarily due to a $178,000 increase in lease termination fees and a $115,000 increase in interest income. The increase in lease termination income was mostly attributable to income earned in the second quarter of 2009 on a higher volume of lease terminations. Interest income increased on advances to the Ramco RM Hartland SC LLC joint venture relating to the development of Hartland Towne Square. Other miscellaneous income for the three months ended June 30, 2009, increased approximately $172,000 when compared to the same period in the prior year.
     Expenses
     Total expenses decreased $0.8 million, or 2.6%, to $32.1 million for the three months ended June 30, 2009 as compared to $32.9 million for the three months ended June 30, 2008. The decrease was primarily due to a decrease in interest expense of $1.0 million and a decrease in other operating expenses of $0.4 million, offset by an increase in general and administrative expenses of $0.6 million.
     Depreciation and amortization expense was $7.9 million for the three months ended June 30, 2009 and 2008.
     Other operating expenses decreased $0.3 million, or 35.2%, to $0.7 million for the three months ended June 30, 2009, as compared to $1.0 million for the same period in 2008. The decrease in other operating expenses from the second quarter of 2008 was primarily due to decreases in bad debt expense of approximately $122,000.
     General and administrative expenses was $5.4 million for the three months ended June 30, 2009, as compared to $4.8 million for the same period in 2008, an increase of $0.6 million, or 11.3%. The increase in general and administrative expenses was primarily due to costs incurred related to the Company’s recent proxy contest and strategic review process in the second quarter of 2009.
     Interest expense decreased $1.0 million, or 11.1%, to $7.9 million for the three months ended June 30, 2009 as compared to $8.9 million in 2008. The summary below identifies the components of the net decrease:

	Three Months Ended
	June 30,
	2009	2008
Average total loan balance	$665,905	$698,197
Average rate	4.9%	5.6%

Total interest on debt	$8,142	$9,698
Amortization of loan fees	176	212
Interest on capital lease obligation	103	107
Capitalized interest and other	(517)	(1,124)

	$7,904	$8,893

     Other
     Earnings from unconsolidated entities represents our proportionate share of the earnings of various joint ventures in which we have an ownership interest. Earnings from unconsolidated entities decreased approximately $432,000 from approximately $769,000 for the three months ended June 30, 2008 to approximately $337,000 for the three months ended June 30, 2009. During the three months ended June 30, 2009, earnings from unconsolidated entities decreased approximately $231,000 from the Ramco/Lion Venture LP joint venture and $134,000 from the Ramco 450 Venture LLC joint venture primarily the result of the bankruptcies of Circuit City and Linens ‘n Things that closed stores in the second half of 2008 at five of the joint venture properties in which the Company holds an ownership interest.

     Noncontrolling interest in subsidiaries represents the equity in income attributable to the portion of the Operating Partnership not owned by us. Noncontrolling interest for the second quarter of 2009 decreased $0.2 million to $0.4 million, as compared to $0.6 million for the second quarter of 2008. The decrease is primarily attributable to the noncontrolling interest’s proportionate share of the lower total revenues in 2009 when compared to the same period in 2008.
Comparison of Six Months Ended June 30, 2009 to Six Months Ended June 30, 2008
     For purposes of comparison between the six months ended June 30, 2009 and 2008, “Same Center” refers to the shopping center properties owned by consolidated entities as of January 1, 2008 and June 30, 2009.
     In August 2008, we sold the Plaza at Delray shopping center to a joint venture with an investor advised by Heitman LLC. This sale to our joint venture in which we have an ownership interest is referred to as the “Disposition” in the following discussion.
     Revenues
     Total revenues decreased $5.0 million, or 6.9%, to $67.4 million for the six months ended June 30, 2009, as compared to $72.4 million in 2008. The decrease in total revenues was primarily the result of a $3.5 million decrease in minimum rents, a $0.9 million decrease in recoveries from tenants, and a $0.7 million decrease in fees and management income.
     Minimum rents decreased $3.5 million, or 7.6%, to $42.6 million for the six months ended June 30, 2009 as follows:

	Increase (Decrease)
	Amount
	(in millions)	Percentage
Same Center	$(1.0)	(2.3%	)
Disposition	(2.5)	(5.3%	)

	$(3.5)	(7.6%	)

     The decrease in Same Center minimum rents was primarily attributable to the current challenging economic environment resulting in an increased number of tenant bankruptcies, including Circuit City and Linens ‘n Things, as well as the vacancy of a major tenant at one of the Company’s shopping centers in January 2009.
     Recoveries from tenants decreased $0.9 million, or 4.0%, to $20.5 million for the six months ended June 30, 2009. Substantially all of the decrease was due to the Disposition.
     The overall property operating expense recovery ratio was 97.9% for the six months ended June 30, 2009, as compared to 98.4% for the same period in the prior year. We expect our recovery ratio to be between 97% and 98% for the full year of 2009.
     Recoverable operating expenses, which includes real estate tax expense, are a component of our recovery ratio. These expenses decreased $0.8 million, or 3.6%, to $21.0 million for the six months ended June 30, 2009 as follows:

	Increase (Decrease)
	Amount
	(in millions)	Percentage
Same Center	$0.3	1.3%
Disposition	(1.1)	(4.9%	)

	$(0.8)	(3.6%	)

     The increase in Same Center recoverable operating expenses is mainly attributable to the completed construction of a building at one of the Company’s shopping centers in the first quarter of 2009.
     Fees and management income decreased approximately $726,000 to $2.6 million for the six months ended June 30, 2009, as compared to the same period in 2008. The decrease was mainly attributable to a net decrease in development related fees of approximately $610,000. The decrease in development fees was mainly due to fees earned in the second quarter of 2008 relating to the development of the Hartland Towne Square center by our Ramco RM Hartland SC LLC joint venture.
     Other income increased approximately $373,000 to $1.4 million for the six months ended June 30, 2009, compared to $1.0 million for the same period in the prior year. The increase was primarily due to a $145,000 increase in interest income for the six months ended June 30, 2009. Interest income increased on advances to the Ramco RM Hartland SC LLC joint venture relating to the development of Hartland Towne Square. Other miscellaneous income for the six months ended June 30, 2009, increased approximately $183,000 when compared to the same period in the prior year.
     Expenses
     Total expenses decreased $2.8 million, or 4.3%, to $64.1 million for the six months ended June 30, 2009 as compared to $66.9 million for the six months ended June 30, 2008. The decrease was primarily due to decreases in interest expense of $2.7 million, recoverable operating expenses of $0.8 million, and depreciation and amortization of $0.2 million, partially offset by a $0.9 million increase in general and administrative expenses.
     Depreciation and amortization expense decreased $0.2 million, or 1.0%, for the six months ended June 30, 2009 as follows:

	Increase (Decrease)
	Amount
	(in millions)	Percentage
Same Center	$0.6	3.9%
Disposition	(0.8)	(4.9%	)

	$(0.2)	(1.0%	)

     The $0.6 million increase in Same Center depreciation and amortization expense was mostly attributable to the completed construction of a building at one of the Company’s shopping centers in the first quarter of 2009.
     General and administrative expenses was $9.5 million for the six months ended June 30, 2009, as compared to $8.6 million for the same period in 2008, an increase of $0.9 million, or 10.0%. The increase in general and administrative expenses was primarily due to costs incurred related to the Company’s recent proxy contest and strategic review process in the second quarter of 2009.
     Interest expense decreased $2.7 million, or 14.3%, to $16.0 million for the six months ended June 30, 2009 as compared to $18.7 million in 2008. The summary below identifies the components of the net decrease:

	Six Months Ended
	June 30,
	2009	2008
Average total loan balance	$665,587	$694,635
Average rate	4.9%	5.7%

Total interest on debt	$16,378	$19,754
Amortization of loan fees	345	436
Interest on capital lease obligation	207	214
Capitalized interest and other	(922)	(1,732)

	$16,008	$18,672

     Other
     Gain on sale of real estate assets decreased $9.9 million to $0.4 million for the six months ended June 30, 2009, as compared to $10.3 million for the six months ended June 30, 2008. The decrease is due primarily to the recognition of the gain on the sale of the Mission Bay Plaza shopping center to our Ramco/Lion Venture LP joint venture in the first quarter of 2008.
     Earnings from unconsolidated entities represents our proportionate share of the earnings of various joint ventures in which we have an ownership interest. Earnings from unconsolidated entities decreased approximately $809,000 from approximately $1.7 million for the six months ended June 30, 2008 to approximately $857,000 for the six months ended June 30, 2009. During the six months ended June 30, 2009, earnings from unconsolidated entities decreased approximately $456,000 from the Ramco/Lion Venture LP joint venture and $303,000 from the Ramco 450 Venture LLC joint venture primarily the result of the bankruptcies of Circuit City and Linens ‘n Things that closed stores in the second half of 2008 at five of the joint venture properties in which the Company holds an ownership interest.
     Noncontrolling interest in subsidiaries represents the equity in income attributable to the portion of the Operating Partnership not owned by us. Noncontrolling interest for the six months ended June 30, 2009 decreased $1.9 million to $0.8 million, as compared to $2.7 million for the six months ended June 30, 2008. The decrease is primarily attributable to the noncontrolling interest’s proportionate share of the lower gain on the sale of real estate assets in 2009 when compared to the same period in 2008.
Liquidity and Capital Resources
     The principal uses of our liquidity and capital resources are for operations, development, redevelopment, including expansion and renovation programs, acquisitions, and debt repayment, as well as dividend payments in accordance with REIT requirements and repurchases of our common shares. We anticipate that the combination of cash on hand and cash retained from operations, the availability under our Credit Facility, additional financings, potential equity offerings, and the sale of existing properties will satisfy our expected working capital requirements through at least the next 12 months and allow us to achieve continued growth. Although we believe that the combination of factors discussed above will provide sufficient liquidity, no such assurance can be given.
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
The following is a summary of our cash flow activities (dollars in thousands):

	Six Months Ended
	June 30,
	2009	2008
	(Unaudited)

Cash provided from operations	$26,671	$14,250
Cash used in investing activities	(13,369)	(2,152)
Cash used in financing activities	(10,779)	(20,405)

     For the six months ended June 30, 2009, we generated $26.7 million in cash flows from operating activities, as compared to $14.3 million for the same period in 2008. Cash flows from operating activities were higher during the six months ended June 30, 2009 mainly due to higher net cash inflows related to accounts receivable and lower cash outflows for accounts payable and accrued expenses. For the six months ended June 30, 2009, investing activities used $13.4 million of cash flows, as compared to $2.2 million used in investing activities for the six months ended June 30, 2008. Cash flows used in investing activities were higher in 2009, due to lower investments in real estate and lower cash received from sales of shopping centers to our joint ventures. Additionally, no cash was received in the first six months of 2009 from the repayment of a note receivable from a joint venture, as occurred in the first six months of 2008. During the six months ended June 30, 2009, cash flows used in financing activities were $10.8 million, as compared to $20.4 million during the six months ended June 30, 2008. In the first six months of 2009, the Company had significantly lower distributions to shareholders and operating partnership unit holders, as compared to the six months ended June 30, 2008.
     Under the Internal Revenue Code of 1986, as amended (“the Code”), as a REIT we must distribute annually to our shareholders at least 90% of our REIT taxable income, excluding net capital gain. Distributions paid are at the discretion of our Board of Trustees and depend on our actual net income available to common shareholders, cash flow, financial condition, capital requirements, restrictions in financing arrangements, the annual distribution requirements under REIT provisions of the Code and such other factors as our Board of Trustees deems relevant.
     We declared a quarterly cash dividend distribution of $0.2313 per common share paid to shareholders of record on June 20, 2009, as compared to the dividend paid in the same quarter of 2008 of $0.4625 per share. The quarterly dividend was reduced to $0.2313 per common share in the fourth quarter of 2008. The cash we estimate to retain annually from the reduced dividend is approximately $20.0 million and will be used to fund our future capital requirements. Our dividend policy has not changed in that we expect to continue making distributions to shareholders of at least 90% of our REIT taxable income, excluding net capital gain, in order to maintain qualification as a REIT. On an annualized basis, our current dividend is above our estimated minimum required distribution.
     The Company has a $250,000 unsecured credit facility (the “Credit Facility”) consisting of a $100,000 unsecured term loan credit facility and a $150,000 unsecured revolving credit facility. The Credit Facility provides that the unsecured revolving credit facility may be increased by up to $100,000 at the Company’s request, for a total unsecured revolving credit facility commitment of $250,000. The unsecured term loan credit facility matures in December 2010 and bears interest at a rate equal to LIBOR plus 130 to 165 basis points, depending on certain debt ratios. The unsecured revolving credit facility matures in December 2009 and bears interest at a rate equal to LIBOR plus 115 to 150 basis points, depending on certain debt ratios. Additionally, the Company has a $40,000 revolving credit facility secured by The Towne Center at Aquia, that matures in December 2009 and bears interest at a rate equal to LIBOR plus 325 basis points, depending on certain debt ratios. The Company retains the option to extend the maturity date of both the unsecured revolving credit facility and the $40,000 revolving credit facility secured by The Towne Center at Aquia to December 2010.
     It is anticipated that funds borrowed under the aforementioned Credit Facilities will be used for general corporate purposes, including working capital, capital expenditures, the repayment of indebtedness or other corporate activities.
     Even though the Company has the option to extend the maturities of the unsecured revolving credit facility and the $40,000 revolving credit facility secured by The Towne Center at Aquia until December 2010, we have been proactive with our bank group to replace the debt well in advance of maturity. The Company has agreed in principle on the material terms for a new $150,000 revolving credit facility and a $100,000 term loan, both of which are expected to be secured by approximately 33 assets that are currently unencumbered, as well as a new $40,000 revolving credit facility secured by The Town Center at Aquia. The material terms of the new credit facilities have been agreed to by the lead arranging bank and administrative agent. To date, the Company has received commitments from the participants in the new credit facilities on a significant portion of the total requirement. Subject to documentation, due diligence, and customary conditions, the Company expects to close on the new credit facilities late third quarter or early fourth quarter of 2009. Although the Company expects to refinance the debt mentioned above, there can be no assurance that the Company will be able to refinance its debt on commercially reasonable or any other terms.
     Under terms of various debt agreements, we may be required to maintain interest rate swap agreements to reduce the impact of changes in interest rates on our floating rate debt. We have interest rate swap agreements with an aggregate notional amount of $100.0 million at June 30, 2009. Based on rates in effect at June 30, 2009, the agreements provide for fixed rates ranging from 4.4% to 4.7% and expire December 2010.
     After taking into account the impact of converting our variable rate debt into fixed rate debt by use of the interest rate swap agreements, at June 30, 2009 our variable rate debt accounted for approximately $182.0 million of outstanding debt with a weighted average interest rate of 2.3%. Variable rate debt accounted for approximately 27.5% of our total debt and 20.7% of our total capitalization.
     We have $406.8 million of mortgage loans encumbering our consolidated properties, and $535.0 million of mortgage loans on properties held by our unconsolidated joint ventures (of which our pro rata share is $138.4 million). Such mortgage loans are generally non-recourse, subject to certain exceptions for which we would be liable for any resulting losses incurred by the lender. These exceptions vary from loan to loan but generally include fraud or a material misrepresentation, misstatement or omission by the borrower, intentional or grossly negligent conduct by the borrower that harms the property or results in a loss to the lender, filing of a bankruptcy petition by the borrower, either directly or indirectly, and certain environmental liabilities. In addition, upon the occurrence of certain of such events, such as fraud or filing of a bankruptcy petition by the borrower, we would be liable for the entire outstanding balance of the loan, all interest accrued thereon and certain other costs, penalties and expenses.
     The unconsolidated joint ventures in which our Operating Partnership owns an interest and which are accounted for by the equity method of accounting are subject to mortgage indebtedness, which in most instances is non-recourse. At June 30, 2009, mortgage debt for the unconsolidated joint ventures was $535.0 million, of which our pro rata share was $138.4 million, with a weighted average interest rate of 6.4%. Fixed rate debt for the unconsolidated joint ventures was $506.0 million at June 30, 2009. Our pro rata share of fixed rate debt for the unconsolidated joint ventures amounted to $132.7 million, or 95.9% of our total pro rata share of such debt. The mortgage debt of $11.0 million at Peachtree Hill, a shopping center owned by our Ramco 450 Venture LLC, is recourse debt. The loan is secured by unconditional guarantees of payment and performance by Ramco 450 Venture LLC, the Company, and its majority owned subsidiary, Ramco-Gershenson Properties, L.P, the Operating Partnership.
Planned Capital Spending
     During the six months ended June 30, 2009, we spent approximately $3.3 million on revenue-generating capital expenditures including tenant allowances, leasing commissions paid to third-party brokers, legal costs related to lease documents, and capitalized leasing and construction costs. These types of costs generate a return through rents from tenants over the term of their leases. Revenue-enhancing capital expenditures, including expansions, renovations or repositionings, were approximately $8.6 million. Revenue neutral capital expenditures, such as roof and parking lot repairs which are anticipated to be recovered from tenants, amounted to approximately $0.6 million.
     For the remainder of 2009, we anticipate spending approximately $16.7 million for revenue-generating, revenue-enhancing and revenue neutral capital expenditures, including approximately $6.9 million for redevelopment projects.
     We are also working on four additional redevelopments that are in the final planning stages that are not included in such amounts. Further, we anticipate spending approximately $0.6 million in the remainder of 2009 for ongoing development projects.
     In addition, as a result of the challenging acquisition market and the global liquidity crisis, the Company chose to de-emphasize its acquisition program as a significant driver of growth. As such, there was no significant acquisition activity in the second quarter of 2009. Future acquisitions are planned to be opportunistic in nature and more selective as market conditions allow.
Capitalization
     At June 30, 2009, our market capitalization amounted to $878.7 million. Market capitalization consisted of $662.2 million of debt (including property-specific mortgages, an Unsecured Credit Facility consisting of a Term Loan Credit Facility and a Revolving Credit Facility, a Secured Term Loan, and a Junior Subordinated Note), and $216.5 million of common shares (based on the closing price of $10.01 per share at June 30, 2009) and Operating Partnership Units at market value. Our debt to total market capitalization was 75.4% at June 30, 2009, as compared to 83.3% at December 31, 2008. After taking into account the impact of converting our variable rate debt into fixed rate debt by use of interest rate swap agreements, our outstanding debt at June 30, 2009 had a weighted average interest rate of 4.8%, and consisted of $480.2 million of fixed rate debt and $182.0 million of variable rate debt. Outstanding letters of credit issued under the Credit Facility totaled approximately $1.8 million at June 30, 2009.
     At June 30, 2009, the noncontrolling interest in the Operating Partnership represented a 13.5% ownership in the Operating Partnership. The OP Units may, under certain circumstances, be exchanged for our common shares of beneficial interest on a one-for-one basis. We, as sole general partner of the Operating Partnership, have the option, but not the obligation, to settle exchanged OP Units held by others in cash based on the current trading price of our common shares of beneficial interest. Assuming the exchange of all OP Units, there would have been 21,629,050 of our common shares of beneficial interest outstanding at June 30, 2009, with a market value of approximately $216.5 million.
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

     The following table illustrates the calculation of FFO (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)

Net income attributable to RPT common shareholders	$1,563	$2,984	$3,813	$14,429
Add:
Depreciation and amortization expense	9,321	9,268	18,604	18,683
Noncontrolling interest in partnership:
Continuing Operations	401	627	781	2,704
Discontinued Operations	—	(48)	—	(35)
Discontinued operations, loss on sale of property	—	463	—	463
Less:
Gain on sale of depreciable real estate (1)	—	(115)	—	(9,876)

Funds from operations available to RPT common shareholders, assuming conversion of OP units	$11,285	$13,179	$23,198	$26,368

Weighted average equivalent shares outstanding, diluted	21,617	21,408	21,573	21,408

Net income per diluted share to FFO per diluted share reconciliation:
Net income per diluted share	$0.08	$0.16	$0.20	$0.78
Add:
Depreciation and amortization expense	0.43	0.43	0.86	0.87
Noncontrolling interest in partnership:
Continuing Operations	0.02	0.03	0.04	0.13
Discontinued Operations	—	—	—	—
Discontinued operations, loss on sale of property	—	0.02	—	0.02
Less:
Gain on sale of depreciable real estate (1)	—	(0.01)	—	(0.46)
Assuming conversion of OP units	(0.01)	(0.01)	(0.02)	(0.11)

Funds from operations available to RPT common shareholders per diluted share, assuming conversion of OP units	$0.52	$0.62	$1.08	$1.23

(1) Excludes gain on sale of undepreciated land	$—	$(12)	$—	$411

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We have exposure to interest rate risk on our variable rate debt obligations. We are not subject to any foreign currency exchange rate risk or commodity price risk, or other material rate or price risks. Based on our debt and interest rates and the interest rate swap agreements in effect at June 30, 2009, a 100 basis point change in interest rates would affect our annual earnings and cash flows by between approximately $1.8 million and $2.5 million.
     Under the terms of various debt agreements, we may be required to maintain interest rate swap agreements to reduce the impact of changes in interest rate on our floating rate debt. We have interest rate swap agreements with an aggregate notional amount of $100.0 million at June 30, 2009. Based on rates in effect at June 30, 2009, the agreements provide for fixed rates ranging from 4.4% to 4.7% and expire December 2010.
     The following table presents information as of June 30, 2009 concerning our long-term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates of maturing amounts and fair market value (dollars in thousands).

								Estimated
	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
Fixed-rate debt	$25,313	$126,580	$27,932	$34,011	$33,485	$232,888	$480,209	$457,837
Average interest rate	7.0%	5.2%	7.4%	6.8%	5.5%	5.7%	5.8%	6.9%
Variable-rate debt	$174,671	$157	$7,139	$—	$—	$—	$181,967	$181,967
Average interest rate	2.2%	5.3%	5.3%	—	—	—	2.3%	2.3%
     We estimated the fair value of fixed rate mortgages using a discounted cash flow analysis, based on our incremental borrowing rates for similar types of borrowing arrangements with the same remaining maturity. Considerable judgment is required to develop estimated fair values of financial instruments. The table incorporates only those exposures that exist at June 30, 2009 and does not consider those exposures or positions which could arise after that date or firm commitments as of such date. Therefore, the information presented therein has limited predictive value. Our actual interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

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
     We carried out an assessment as of June 30, 2009 of the effectiveness of the design and operation of our disclosure controls and procedures. This assessment was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on such evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that such disclosure controls and procedures were effective as of June 30, 2009.
Changes in Internal Control Over Financial Reporting
     During the quarter ended June 30, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 4. Submission of Matters to a Vote of Security Holders
     The annual meeting of shareholders of the Company was held on June 10, 2009.
     At the annual meeting, Stephen R. Blank and Joel M. Pashcow were re-elected as trustees of the Company to serve until the 2012 annual meeting of shareholders. Matthew L. Ostrower was elected as Trustee of the Company to serve until the 2012 annual meeting of shareholders. David J. Nettina was elected as Trustee of the Company to serve until the 2011 annual meeting of shareholders. The following votes were cast for or were withheld from voting with respect to the election of each of the following persons:

		Authority
Name	Votes For	Withheld
Stephen R. Blank	9,349,737	7,751,666
Joel M. Pashcow	9,263,474	7,837,929
Matthew L. Ostrower	16,661,171	440,231
David J. Nettina	16,631,740	469,663
     Arthur H. Goldberg, Dennis E. Gershenson, Robert A. Meister, Mark K. Rosenfeld and Michael A. Ward continue to hold office after the annual meeting.
     The following votes were cast for, against or abstain regarding the ratification of Grant Thornton LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009:

For	Against	Abstain
15,228,526	1,849,539	23,338
     The following votes were cast for, against or abstain regarding the approval of the 2009 Omnibus Long-Term Incentive Plan:

For	Against	Abstain
8,485,643	3,759,649	64,500

Item 6. Exhibits

Exhibit No.	Description

31.1*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2*	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*	filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAMCO-GERSHENSON PROPERTIES TRUST
Date: July 31, 2009	By:	/s/ Dennis Gershenson
Dennis Gershenson
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: July 31, 2009	By:	/s/ Richard J. Smith
Richard J. Smith
Chief Financial Officer (Principal Financial and Accounting Officer)