Form 10-Q
period 2009-09-30
RAMCO GERSHENSON PROPERTIES TRUST
filed 2009-11-06
CIK 842183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For the quarterly period ended September 30, 2009
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
     Number of common shares of beneficial interest ($0.01 par value) of the registrant outstanding as of November 4, 2009: 30,785,476

PART 1 — FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
RAMCO-GERSHENSON PROPERTIES TRUST
CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(Unaudited)
	(In thousands, except per
	share amounts)
ASSETS
Investment in real estate, net	$806,466	$830,392
Cash and cash equivalents	8,594	5,295
Restricted cash	5,068	4,891
Accounts receivable, net	32,948	40,736
Equity investments in and advances to unconsolidated entities	108,827	95,867
Other assets, net	34,676	37,345

Total Assets	$996,579	$1,014,526

LIABILITIES
Mortgages and notes payable	$543,517	$662,601
Accounts payable and accrued expenses	29,746	26,751
Distributions payable	5,469	4,945
Capital lease obligation	6,992	7,191

Total Liabilities	585,724	701,488

SHAREHOLDERS’ EQUITY
Ramco-Gershenson Properties Trust (“RPT”) shareholders’ equity:
Common Shares of Beneficial Interest, par value $0.01, 45,000 shares authorized; 30,785 and 18,583 issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	308	185
Additional paid-in capital	486,703	389,528
Accumulated other comprehensive loss	(2,604)	(3,328)
Cumulative distributions in excess of net income	(113,214)	(112,671)

Total RPT Shareholders’ Equity	371,193	273,714
Noncontrolling interest in subsidiaries	39,662	39,324

Total Shareholders’ Equity	410,855	313,038

Total Liabilities and Shareholders’ Equity	$996,579	$1,014,526

See notes to consolidated condensed financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
	(Unaudited)
	(In thousands, except per share amounts)
REVENUES:
Minimum rents	$20,457	$22,348	$62,815	$68,232
Percentage rents	397	21	677	518
Recoveries from tenants	10,181	9,858	30,539	31,114
Fees and management income	1,410	1,677	4,036	5,029
Other income	163	538	1,516	1,517

Total revenues	32,608	34,442	99,583	106,410

EXPENSES:
Real estate taxes	4,653	4,398	13,879	13,871
Recoverable operating expenses	5,741	5,756	17,297	17,836
Depreciation and amortization	7,683	7,796	23,297	23,575
Other operating	907	835	2,824	2,892
General and administrative	3,263	3,342	12,752	11,967
Interest expense	7,757	8,685	23,765	27,357

Total expenses	30,004	30,812	93,814	97,498

Income from continuing operations before gain on sale of real estate assets and earnings from unconsolidated entities	2,604	3,630	5,769	8,912
Gain on sale of real estate assets	4,610	9,247	5,011	19,534
Earnings from unconsolidated entities	492	283	1,349	1,949

Income from continuing operations	7,706	13,160	12,129	30,395

Discontinued operations:
Gain (loss) on sale of real estate assets	2,886	—	2,886	(463)
Income from operations	59	90	230	432

Income (loss) from discontinued operations	2,945	90	3,116	(31)

Net Income	10,651	13,250	15,245	30,364
Less: Net income attributable to the noncontrolling interest in subsidiaries	(1,327)	(1,665)	(2,108)	(4,350)

Net income attributable to RPT common shareholders	$9,324	$11,585	$13,137	$26,014

Basic earnings per RPT common share:
Income from continuing operations attributable to RPT common shareholders	$0.33	$0.63	$0.54	$1.41
Income from discontinued operations attributable to RPT common shareholders	0.12	—	0.14	—

Net income attributable to RPT common shareholders	$0.45	$0.63	$0.68	$1.41

Diluted earnings per RPT common share:
Income from continuing operations attributable to RPT common shareholders	$0.33	$0.63	$0.54	$1.41
Income from discontinued operations attributable to RPT common shareholders	0.12	—	0.14	—

Net income attributable to RPT common shareholders	$0.45	$0.63	$0.68	$1.41

Basic weighted average common shares outstanding	20,548	18,476	19,292	18,480

Diluted weighted average common shares outstanding	20,548	18,487	19,292	18,492

AMOUNTS ATTRIBUTABLE TO RPT COMMON SHAREHOLDERS:
Income from continuing operations	$6,776	$11,507	$10,444	$26,041
Income (loss) from discontinued operations	2,548	78	2,693	(27)

Net income	$9,324	$11,585	$13,137	$26,014

COMPREHENSIVE INCOME
Net income	$10,651	$13,250	$15,245	$30,364
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swaps	136	(284)	836	740

Comprehensive income	10,787	12,966	16,081	31,104
Comprehensive income attributable to the noncontrolling interest in subsidiaries	(1,344)	(1,626)	(2,220)	(4,451)

Comprehensive income attributable to RPT	$9,443	$11,340	$13,861	$26,653

See notes to consolidated condensed financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months
	Ended September 30,
	2009	2008
	(Unaudited)
	(In thousands)
Cash Flows from Operating Activities:
Net income	$15,245	$30,364
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,297	23,659
Amortization of deferred financing costs	528	641
Gain on sale of real estate assets	(5,011)	(19,534)
Earnings from unconsolidated entities	(1,349)	(1,949)
Discontinued operations	(230)	(432)
Distributions received from unconsolidated entities	3,131	5,337
Changes in operating assets and liabilities that (used) provided cash:
Accounts receivable	1,072	1,434
Other assets	912	395
Accounts payable and accrued expenses	5,094	(19,255)

Net Cash Provided by Continuing Operating Activities	42,689	20,660
(Gain) loss on sale of Discontinued Operations	(2,886)	463
Operating Cash from Discontinued Operations	304	671

Net Cash Provided by Operating Activities	40,107	21,794

Cash Flows from Investing Activities:
Real estate developed or acquired, net of liabilities assumed	(17,662)	(45,940)
Investment in and advances to unconsolidated entities, net	(8,832)	(7,511)
Proceeds from sales of real estate assets	22,985	74,671
(Increase) decrease in restricted cash	(177)	222
Payments on note receivable from joint ventures, net	—	23,249

Net Cash (Used in) Provided by Continuing Investing Activities	(3,686)	44,691
Investing Cash from Discontinued Operations	5,037	9,157

Net Cash Provided by Investing Activities	1,351	53,848

Cash Flows from Financing Activities:
Cash distributions to shareholders	(12,953)	(25,611)
Cash distributions to operating partnership unit holders	(2,026)	(4,710)
Paydown of mortgages and notes payable	(177,084)	(151,531)
Payment of deferred financing costs	(145)	(56)
Distributions to noncontrolling partners	(54)	(28)
Borrowings on mortgages and notes payable	58,000	98,500
Reduction of capital lease obligation	(199)	(187)
Net proceeds from issuance of common shares	96,302	—
Proceeds from exercise of stock options	—	39

Net Cash Used in Financing Activities	(38,159)	(83,584)

Net Increase (Decrease) in Cash and Cash Equivalents	3,299	(7,942)
Cash and Cash Equivalents, Beginning of Period	5,295	14,977

Cash and Cash Equivalents, End of Period	$8,594	$7,035

Supplemental Cash Flow Disclosure, including Non-Cash Activities:
Cash paid for interest during the period	$21,911	$27,086
Cash paid for federal income taxes	376	5,994
Capitalized interest	1,331	2,766
Increase in fair value of interest rate swaps	836	740
Reclassification of note receivable from joint venture	6,716	—
Decrease in deferred gain on sale of property	—	11,678
See notes to consolidated condensed financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands)
1. Organization and Basis of Presentation
     Ramco-Gershenson Properties Trust, together with its subsidiaries (the “Company”), is a real estate investment trust (“REIT”) engaged in the business of owning, developing, acquiring, managing and leasing community shopping centers, regional malls and single tenant retail properties. At September 30, 2009, the Company owned and managed a portfolio of 88 shopping centers, with approximately 19.8 million square feet of gross leaseable area (“GLA”), located in the Midwestern, Southeastern and Mid-Atlantic regions of the United States. The Company’s centers are usually anchored by discount department stores or supermarkets and the tenant base consists primarily of national and regional retail chains and local retailers. The Company’s credit risk, therefore, is concentrated in the retail industry.
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
     The accompanying consolidated condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in audited financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC. These consolidated condensed financial statements, in the opinion of management, include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods and dates presented. Interim operating results are not necessarily indicative of operating results for the full year.
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, also known as FASB Accounting Standards Codification (“ASC”) 105-10, “Generally Accepted Accounting Principles”, (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. Following the Codification, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. The FASB, instead, will issue Accounting Standards Updates (“ASU”), which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification. The FASB’s Codification project was not intended to change GAAP, however it will change the way the guidance is organized and presented. As a result, these changes will have a significant impact on how companies reference GAAP in their financial statements and in their accounting policies for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has implemented the Codification in this quarterly filing. Any technical references contained in the accompanying interim condensed financial statements and notes to consolidated condensed financial statements have been updated to correspond to the new Codification topics, as appropriate. New standards not yet codified have been referenced as issued and will be updated when codified.
     Principles of Consolidation
     The consolidated condensed financial statements include the accounts of the Company and its majority owned subsidiary, Ramco-Gershenson Properties, L.P. (the “Operating Partnership”; 91.3% and 86.4% owned by the Company at September 30, 2009 and December 31, 2008, respectively), and all wholly owned subsidiaries, including bankruptcy remote single purpose entities and all majority owned joint ventures over which the Company has control. The Operating Partnership owns 100% of the non-voting and voting common stock of Ramco-Gershenson, Inc. (“Ramco”), and therefore it is included in the consolidated condensed financial statements. Ramco has elected to be a taxable REIT subsidiary for federal income tax purposes. Ramco provides property management services to the Company and to other entities. Investments in real estate joint ventures which the Company has the ability to exercise significant influence over, but for which the Company does not have financial or operating control, are accounted for using the equity method of accounting. Accordingly, the Company’s share of the earnings from these joint ventures is included in consolidated net income. All intercompany accounts and transactions have been eliminated in consolidation.
     New Accounting Pronouncements
     In December 2007, the FASB issued ASC 810-10-65 “Consolidation: Overall: Transition and Effective Date Information”. The new guidance establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, previously referred to as a minority interest. This standard requires noncontrolling interests to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. Consolidated net income and comprehensive income is required to include the noncontrolling interest’s share. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. The Company adopted the provisions of the new accounting rule on noncontrolling interests in the first quarter of 2009. Certain presentation requirements were applied retrospectively.
     In March 2008, the FASB updated ASC 815 “Derivatives and Hedging”, requiring entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. The update also requires entities to disclose additional information about the amounts and location of derivatives included within the financial statements, how the provisions of the accounting guidance have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. The new accounting guidance was effective for fiscal years and interim periods beginning after November 15, 2008. The Company implemented the provisions of the standard in the first quarter of 2009. The application did not have a material effect on the Company’s results of operations or financial position because it only included new disclosure requirements. Refer to Note 8 for further information.
     In June 2008, the FASB updated ASC 260 “Earnings Per Share” to clarify that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are considered participating securities and should be included in the calculation of basic earnings per share using the two-class method. This new accounting rule was effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. All prior period earnings per share amounts presented were required to be adjusted retrospectively. Accordingly, the Company adopted the provisions of this standard in the first quarter of 2009. The adoption did not have a material effect on the Company’s consolidated financial condition, results of operations, or cash flows. Refer to Note 9 for the calculation of earnings per share.
     In April 2009, the FASB updated ASC 820-10-65 “Fair Value Measurements and Disclosures: Overall: Open Effective Date Information”. This guidance clarifies the application of accounting rules for fair value measurements when the volume and level of activity for the asset or liability have significantly decreased and on identifying circumstances that indicate a transaction is not orderly. Additionally, the guidance emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. The provisions of the new accounting rule were effective for interim and annual reporting periods ending after June 15, 2009, to be applied prospectively. The Company adopted the provisions in the third quarter of 2009. The adoption of the accounting standard did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.
     In May 2009, the FASB issued ASC 855, “Subsequent Events”, requiring that an entity shall recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. The guidance also requires entities to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. The new accounting provisions were effective for interim or annual financial periods ending after June 15, 2009, to be applied prospectively. Accordingly, the Company adopted the provisions in the second quarter of 2009. The adoption of the provisions did not have a material effect on the Company’s consolidated financial condition, results of operations, or cash flows. Refer to Note 15 for the Company’s disclosure on subsequent events.
     In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167 (“SFAS 167”), “Amendments to FASB Interpretation No. 46(R)”, which has not yet been codified. SFAS 167 amends guidance surrounding a company’s analysis to determine whether any of its variable interests constitute controlling financial interests in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics; a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. The new guidance also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. The guidance is effective for the first annual reporting period beginning after November 15, 2009. Accordingly, the Company will reevaluate its interests in variable interest entities for the period beginning January 1, 2010 to determine that the entities are reflected properly in the financial statements as investments or consolidated entities. The Company is currently evaluating the application of the new accounting standard.
     In June 2009, the FASB issued ASC 105-10, “Generally Accepted Accounting Principles” which established the FASB Accounting Standards Codification as the sole source of authoritative U.S. generally accepted accounting principles recognized by the FASB. Effective July 1, 2009 the Company adopted the provisions of ASC 105-10 and have updated the references to GAAP in its condensed financial statements and notes to consolidated condensed financial statements for the period ended September 30, 2009. The adoption of this standard did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.
     In August, 2009, the FASB issued ASU 2009-05, “ Fair Value Measurements and Disclosures – Measuring Liabilities at Fair Value,” which updates ASC 820-10. The update clarifies that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques:
     1. A valuation technique that uses:
     a) the quoted price of an identical liability when traded as an asset, or
     b) quoted prices for similar liabilities or similar liabilities when traded as assets.
2.	Another valuation technique that is consistent with the principles of ASC 820. Examples include an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability.
     This standard was effective for financial statements issued for interim and annual periods ending after August 2009. As such, the Company adopted ASU 2009-05 effective for the quarter ending September 30, 2009. The adoption of this new accounting standard did not have a material impact on the Company’s disclosures.
2. Accounts Receivable, Net
     Accounts receivable includes $16,947 and $17,605 of unbilled straight-line rent receivables at September 30, 2009 and December 31, 2008, respectively.
     The Company provides for bad debt expense based upon the allowance method of accounting. The Company monitors the collectability of its accounts receivable (billed and unbilled, including straight-line) from specific tenants, and analyzes historical bad debts, customer credit worthiness, current economic trends and changes in tenant payment terms when evaluating the adequacy of the allowance for doubtful accounts. When tenants are in bankruptcy, the Company makes estimates of the expected recovery of pre-petition and post-petition claims. The ultimate resolution of these claims can be delayed for one year or longer. Accounts receivable in the accompanying condensed balance sheets is shown net of an allowance for doubtful accounts of $3,839 and $4,287 at September 30, 2009 and December 31, 2008, respectively.
     Accounts receivable at September 30, 2009 and December 31, 2008 includes $1,813 and $2,258, respectively, due from Atlantic Realty Trust (“Atlantic”) for reimbursement of tax deficiencies, interest and other miscellaneous expenses related to the Internal Revenue Service (“IRS”) examination of the Company’s taxable years ended December 31, 1991 through 1995. Under terms of the tax agreement the Company entered into with Atlantic (“Tax Agreement”), Atlantic assumed all of the Company’s liability for tax and interest arising out of that IRS examination. Effective June 30, 2006, Atlantic was merged into (acquired by) Kimco SI 1339, Inc. (formerly known as SI 1339, Inc.), a wholly owned subsidiary of Kimco Realty Corporation (“Kimco”), with Kimco SI 1339, Inc. continuing as the surviving corporation. By way of the merger, Kimco SI 1339, Inc. acquired Atlantic’s assets, subject to its liabilities, including its obligations to the Company under the Tax Agreement.
3. Investment in Real Estate, Net
     Investment in real estate consisted of the following:

	September 30,	December 31,
	2009	2008
	(Unaudited)
Land	$141,405	$144,422
Buildings and improvements	811,134	813,705
Construction in progress	39,080	46,982

	991,619	1,005,109
Less: accumulated depreciation and amortization	(185,153)	(174,717)

Investment in real estate, net	$806,466	$830,392

4. Equity Investments in and Advances to Unconsolidated Entities
     As of September 30, 2009, the Company had investments in the following unconsolidated entities:

		Total Assets	Total Assets
	Ownership as of	as of	as of
Entity Name	September 30, 2009	September 30, 2009	December 31, 2008
		(Unaudited)
S-12 Associates	50%	$629	$661
Ramco/West Acres LLC	40%	9,630	9,877
Ramco/Shenandoah LLC	40%	15,573	15,592
Ramco/Lion Venture LP	30%	536,221	536,446
Ramco 450 Venture LLC	20%	366,622	362,885
Ramco 191 LLC	20%	23,946	23,240
Ramco RM Hartland SC LLC	20%	24,056	19,760
Ramco HHF KL LLC	7%	51,671	52,461
Ramco HHF NP LLC	7%	27,646	28,126
Ramco Jacksonville North Industrial LLC	5%	1,266	1,257

		$1,057,260	$1,050,305

Debt
     The Company’s unconsolidated entities had the following debt outstanding at September 30, 2009 (unaudited):

	Balance	Interest
Entity Name	Outstanding	Rate	Maturity Date
S-12 Associates	$834	7.3%	May 2016 (1)
Ramco/West Acres LLC	8,607	8.1%	April 2010 (2)
Ramco/Shenandoah LLC	11,921	7.3%	February 2012
Ramco/Lion Venture LP	270,534	4.6% - 8.3%	Various (3)
Ramco 450 Venture LLC	217,169	5.3% - 6.5%	Various (4)
Ramco 191 LLC	8,750	1.7%	June 2010
Ramco RM Hartland SC LLC	8,505	6.0%	December 2009
Ramco RM Hartland SC LLC	10,242	13.0%	October 2010
Ramco Jacksonville North Industrial LLC	738	6.0%	September 2010

	$537,300

(1)	Interest rate resets annually per formula.

(2)	Under terms of the note, the anticipated payment date is April 2010.

(3)	Interest rates range from 4.6% to 8.3% with maturities ranging from November 2009 to June 2020.

(4)	Interest rates range from 5.3% to 6.5% with maturities ranging from February 2011 to January 2018.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Management fees	$707	$653	$2,148	$2,032
Leasing fees	223	417	639	801
Acquisition and development fees	215	201	486	498
Financing fees	4	98	72	291

Total	$1,149	$1,369	$3,345	$3,622

     Combined Condensed Financial Information
     Combined condensed financial information for the Company’s unconsolidated entities is summarized as follows:

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Investment in real estate, net	$1,010,496	$1,012,752
Other assets	46,764	37,553

Total Assets	$1,057,260	$1,050,305

LIABILITIES AND OWNERS’ EQUITY
Mortgage notes payable	$537,300	$540,766
Other liabilities	28,084	25,641
Owners’ equity	491,876	483,898

Total Liabilities and Owners’ Equity	$1,057,260	$1,050,305

Company’s equity investments in and advances to unconsolidated entities	$108,827	$95,867

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
TOTAL REVENUES	$25,347	$23,606	$75,636	$71,608
TOTAL EXPENSES	23,247	21,900	69,981	62,920

Net income	$2,100	$1,706	$5,655	$8,688

Company’s share of earnings from unconsolidated entities	$492	$283	$1,349	$1,949

5. Other Assets, Net
     Other assets consisted of the following:

	September 30,	December 31,
	2009	2008
	(Unaudited)
Leasing costs	$40,227	$38,980
Intangible assets	5,836	5,836
Deferred financing costs	5,711	6,626
Other	6,048	5,904

	57,822	57,346
Less: accumulated amortization	(37,679)	(34,320)

	20,143	23,026
Prepaid expenses and other	13,296	12,967
Proposed development and acquisition costs	1,237	1,352

Other assets, net	$34,676	$37,345

     Intangible assets at September 30, 2009 include $4,526 of lease origination costs and $1,228 of favorable leases related to the allocation of the purchase price for acquisitions made since 2002. These assets are being amortized over the lives of the applicable leases as reductions or additions to minimum rent revenue, as appropriate, over the initial terms of the respective leases.
     At September 30, 2009 and 2008, $1,634 and $2,119, respectively, of intangible assets, net of accumulated amortization of $4,120 and $3,635, respectively, were included in other assets in the consolidated balance sheets. Included in net intangible assets at September 30, 2009 and 2008, were approximately $1,276 and $1,638, respectively, of lease origination costs and $358 and $481, respectively, of above-market leases. Included in accounts payable and accrued expenses at September 30, 2009 and 2008 were intangible liabilities related to below-market leases of $586 and $758, respectively, and an adjustment to increase debt to fair market value in the amount of $358 and $668, respectively. The lease-related intangible assets and liabilities are being amortized over the terms of the acquired leases, which resulted in additional expense of approximately $92 and $95, respectively, and an increase in revenue of $120 and $164, respectively, for the nine months ended September 30, 2009 and 2008. The adjustment to the fair market value of debt decreased interest expense by $230 and $175 for the nine months ended September 30, 2009 and 2008, respectively.
     The average amortization period for intangible assets attributable to lease origination costs and for favorable leases is 5.5 years and 4.5 years, respectively.
     The Company recorded amortization of deferred financing costs of $528 and $641, respectively, during the nine months ended September 30, 2009 and 2008. This amortization has been recorded as interest expense in the Company’s consolidated statements of income.
The following table represents estimated future amortization expense related to other assets as of September 30, 2009 (unaudited):

Year Ending December 31,
2009 (October 1 – December 31)	$1,620
2010	4,754
2011	3,827
2012	2,964
2013	2,263
Thereafter	4,715

Total	$20,143

6. Mortgages and Notes Payable
Mortgages and notes payable consisted of the following:

	September 30,	December 31,
	2009	2008
	(Unaudited)
Fixed rate mortgages with interest rates ranging from 4.8% to 8.1%, due at various dates from December 2009 through May 2018	$350,877	$354,253

Floating rate mortgages with interest rates ranging from 3.0% to 5.3%, due at various dates from November 2009 through June 2011	14,515	15,023

Secured Revolving Credit Facility, with an interest rate at LIBOR plus 325 basis points due December 2009. The effective rate at December 31, 2008 4.3%	—	40,000

Junior subordinated notes, unsecured, due January 2038, with an interest rate fixed until January 2013 when the notes are redeemable or the interest rate becomes LIBOR plus 330 basis points. The effective rate at both September 30, 2009 and December 31, 2008 was 7.9%	28,125	28,125

Unsecured Term Loan Credit Facility, with an interest rate at LIBOR plus 130 to 165 basis points, due December 2010, maximum borrowings $100,000. The effective rate at September 30, 2009 and December 31, 2008 was 4.6% and 5.7%, respectively	100,000	100,000

Unsecured Revolving Credit Facility, with an interest rate at LIBOR plus 115 to 150 basis points, due December 2009, maximum borrowings $150,000. The effective rate at September 30, 2009 and December 31, 2008 was 1.6% and 3.0%, respectively	50,000	125,200

	$543,517	$662,601

     The mortgage notes, both fixed rate and floating rate, are secured by mortgages on properties that have an approximate net book value of $441,577 as of September 30, 2009.
     The Company has a $250,000 unsecured credit facility (the “Credit Facility”) consisting of a $100,000 unsecured term loan credit facility and a $150,000 unsecured revolving credit facility. The Credit Facility provides that the unsecured revolving credit facility may be increased by up to $100,000 at the Company’s request, for a total unsecured revolving credit facility commitment of $250,000. The unsecured term loan credit facility matures in December 2010 and bears interest at a rate equal to LIBOR plus 130 to 165 basis points, depending on certain debt ratios. The unsecured term loan was fully drawn at September 30, 2009. The unsecured revolving credit facility matures in December 2009 and bears interest at a rate equal to LIBOR plus 115 to 150 basis points, depending on certain debt ratios. In September 2009, the Company used approximately $96,300 in net proceeds from its equity offering to pay down the balance of the unsecured revolving credit facility. The Company also used approximately $23,500 in net proceeds from real estate asset sales in the third quarter of 2009 to pay down the unsecured revolving credit facility. At September 30, 2009, the unsecured revolving credit facility had an outstanding balance of $50,000 with an additional $100,000 available under the facility. The Company retains the option to extend the maturity date of the unsecured revolving credit facility to December 2010.
     Additionally, the Company has a $40,000 revolving credit facility secured by The Town Center at Aquia that matures in December 2009 and bears interest at a rate equal to LIBOR plus 325 basis points, depending on certain debt ratios. In September 2009, the Company used $40,000 in borrowings under the unsecured revolving credit facility to pay down the balance of the revolving credit facility securing The Town Center at Aquia in full.

Although there was no outstanding balance on the secured revolving credit facility at September 30, 2009, the credit facility remains open and available in anticipation of the refinancing of the Company’s Credit Facility in the fourth quarter of 2009. The Company still retains the option to extend the maturity date of the $40,000 revolving credit facility secured by The Town Center at Aquia to December 2010, if desired.
     It is anticipated that funds borrowed under the aforementioned Credit Facilities will be used for general corporate purposes, including working capital, capital expenditures, the repayment of indebtedness or other corporate activities.
     At September 30, 2009, outstanding letters of credit issued under the Credit Facility, not reflected in the accompanying consolidated balance sheets, totaled approximately $1,776. These letters of credit reduce the availability under the Credit Facility.
     The Credit Facility and the secured term loan contain financial covenants relating to total leverage, fixed charge coverage ratio, loan to asset value, tangible net worth and various other calculations. As of September 30, 2009, the Company was in compliance with the covenant terms.
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
     Under terms of various debt agreements, the Company may be required to maintain interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate debt. The Company had interest rate swap agreements with an aggregate notional amount of $100,000 at September 30, 2009. Based on rates in effect at September 30, 2009, the agreements provide for fixed rates ranging from 4.4% to 4.7% and expire December 2010.
The following table presents scheduled principal payments on mortgages and notes payable as of September 30, 2009 (unaudited):

Year Ending December 31,
2009 (October 1 – December 31)	$81,307
2010	126,737
2011	35,089
2012	34,011
2013	33,485
Thereafter	232,888

Total	$543,517

     With respect to the various fixed rate and floating rate mortgages, it is the Company’s intent to refinance or pay off these mortgages upon or prior to their maturities. While the Company has the option to extend the maturities of the unsecured revolving credit facility and the $40,000 revolving credit facility secured by The Town Center at Aquia until December 2010, we have entered into active discussions with our bank group to refinance the debt well in advance of maturity. The Company has agreed in principle on the material terms and received commitments for the full balance of a new $150,000 revolving credit facility and a $100,000 term loan, both of which are expected to be secured, as well as a new revolving credit facility secured by The Town Center at Aquia. The material terms of the new credit facilities have been agreed to by the lead arranging bank and administrative agent. To date, the Company has received commitments from the participants in the new credit facilities on the full balance of the total requirement and is currently negotiating the transaction documents. Additionally, the banks are in the process of reviewing third party reports. The $150,000 secured revolving credit facility is expected to mature in December of 2012 and the $100,000 secured term loan is expected to be fully amortized by June 2011, assisting in the goal to de-leverage the Company and reduce future refinancing risk. It is anticipated that the availability under the new revolving credit facility securing The Town Center at Aquia will be reduced to $20,000. The Company expects to close on the new credit facilities in the fourth quarter of 2009. While the Company expects that the credit facilities will close as stated, it cannot give assurance that the material terms of the refinancing will not change. The closing of the refinancing of the Company’s credit facilities is subject to the lenders’ due diligence investigation, to the receipt of satisfactory appraisals of shopping centers that will secure the obligations, to the negotiation and execution of definitive agreements and to other customary conditions.
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
Fair Value Hierarchy
     As required by accounting guidance for fair value measurements, the Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.
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
     Real Estate Assets
     Real estate assets are subject to impairment testing on a nonrecurring basis. The Company records investments in real estate at cost, less accumulated depreciation. When the fair value of a real estate asset is lower than the cost, the asset is considered impaired and is written down to fair value. The Company utilizes cash flow analyses and other valuation techniques, including management’s analysis of comparable properties in the existing portfolio and observable market prices to determine the fair value of its shopping centers. As such, the Company classifies impaired real estate assets as nonrecurring Level 3. The Company reviews investment in real estate for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of the investment in real estate may not be recoverable. These circumstances include, but are not limited to, declines in cash flows and occupancy at the property. The Company recognizes an impairment of a property when the estimated undiscounted operating cash flows plus its residual value is less than its carrying value of the property. To the extent impairment has occurred, the Company charges to income the excess of the carrying value of the property over its estimated fair value.
     Assets and Liabilities Recorded at Fair Value on a Recurring Basis
     The table below presents the recorded amount of liabilities measured at fair value on a recurring basis as of September 30, 2009 (in thousands). The Company did not have any material assets that were required to be measured at fair value on a recurring basis at September 30, 2009.

	Total
	Fair Value	Level 1	Level 2	Level 3
Liabilities
Derivative liabilities (1)	$(3,015)	$—	$(3,015)	$—

(1)	Interest rate swaps
     Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis
     The table below presents the recorded amount of assets measured at fair value on a nonrecurring basis as of September 30, 2009 (in thousands). The Company did not have any material liabilities that were required to be measured at fair value on a nonrecurring basis at September 30, 2009.

	Total
	Fair Value	Level 1	Level 2	Level 3
Assets
Investments in real estate, net (1)	$3,000	$—	$—	$3,000

(1)	Impaired real estate assets
8. Derivative Financial Instruments
     As of September 30, 2009, the Company had $100,000 of interest rate swap agreements. Under the terms of certain debt agreements, the Company is required to maintain interest rate swap agreements in an amount necessary to ensure that the Company’s variable rate debt does not exceed 25% of its assets, as computed under the agreements, to reduce the impact of changes in interest rates on its variable rate debt. Based on rates in effect at September 30, 2009, the agreements provide for fixed rates ranging from 4.4% to 4.7% on a portion of the Company’s unsecured credit facility and expire December 2010.
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

     The following table summarizes the notional values and fair values of the Company’s derivative financial instruments as of September 30, 2009:

	Hedge	Notional	Fixed	Fair	Expiration
Underlying Debt	Type	Value	Rate	Value	Date
Credit Facility	Cash Flow	$20,000	4.4%	$(562)	12/2010
Credit Facility	Cash Flow	10,000	4.6%	(302)	12/2010
Credit Facility	Cash Flow	10,000	4.6%	(302)	12/2010
Credit Facility	Cash Flow	10,000	4.6%	(293)	12/2010
Credit Facility	Cash Flow	10,000	4.6%	(293)	12/2010
Credit Facility	Cash Flow	20,000	4.7%	(632)	12/2010
Credit Facility	Cash Flow	20,000	4.7%	(631)	12/2010

		$100,000		$(3,015)

     The following table presents the fair values of derivative financial instruments in the Company’s consolidated balance sheets as of September 30, 2009 and December 31, 2008, respectively:

	Liability Derivatives
	September 30, 2009		December 31, 2008
		(Unaudited)
Derivatives designated	Balance Sheet	Fair	Balance Sheet	Fair
as hedging instruments	Location	Value	Location	Value
Interest rate contracts	Accounts payable and accrued expenses	$(3,015)	Accounts payable and accrued expenses	$(3,851)

Total		$(3,015)		$(3,851)

     The effect of derivative financial instruments on the Company’s consolidated statements of income for the nine months ended September 30, 2009 and 2008, is summarized as follows:

			Location of	Amount of Gain (Loss)
	Amount of Gain (Loss)		Gain (Loss)	Reclassified from
	Recognized in OCI on Derivative		Reclassified from	Accumulated OCI into
Derivatives in	(Effective Portion)		Accumulated OCI	Income (Effective Portion)
Cash Flow Hedging	Nine Months Ended September 30,		into Income	Nine Months Ended September 30,
Relationship	2009	2008	(Effective Portion)	2009	2008
Interest rate contracts	$836	$740	Interest Expense	$(2,108)	$(1,021)

Total	$836	$740		$(2,108)	$(1,021)

9. Earnings Per Common Share
     The following table sets forth the computation of basic and diluted earnings per common share (“EPS”) (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Numerator:
Income from continuing operations before noncontrolling interest	$7,706	$13,160	$12,129	$30,395
Noncontrolling interest in subsidiaries from continuing operations	(930)	(1,653)	(1,685)	(4,354)

Income from continuing operations available to RPT common shareholders	6,776	11,507	10,444	26,041
Discontinued operations, net of noncontrolling interest in subsidiaries:
Gain (loss) on sale of real estate assets	2,497	—	2,494	(400)
Income from operations	51	78	199	373

Net income available to RPT common shareholders	$9,324	$11,585	$13,137	$26,014

Denominator:
Weighted-average common shares for basic EPS	20,548	18,476	19,292	18,480
Effect of dilutive securities:
Options outstanding	—	11	—	12

Weighted-average common shares for diluted EPS	20,548	18,487	19,292	18,492

Basic EPS:
Income from continuing operations attributable to RPT common shareholders	$0.33	$0.63	$0.54	$1.41
Income from discontinued operations attributable to RPT common shareholders	0.12	—	0.14	—

Net income attributable to RPT common shareholders	$0.45	$0.63	$0.68	$1.41

Diluted EPS:
Income from continuing operations attributable to RPT common shareholders	$0.33	$0.63	$0.54	$1.41
Income from discontinued operations attributable to RPT common shareholders	0.12	—	0.14	—

Net income attributable to RPT common shareholders	$0.45	$0.63	$0.68	$1.41

10. Shareholders’ Equity
     On September 16, 2009, the Company issued 12.075 million common shares of beneficial interest (par value $0.01 per share), at $8.50 per share. The Company received net proceeds from the offering of approximately $96,300 after deducting underwriting discounts, commissions and estimated transaction expenses payable by the Company. The net proceeds from the offering were used to reduce outstanding borrowings under the Company’s unsecured revolving credit facility.
11. Shareholder Rights Plan
     On September 8, 2009, as part of significant corporate governance changes, our Board of Trustees terminated our Shareholder Rights Plan, effective immediately.
     In March 2009, consistent with their authority, our Board of Trustees adopted for a one-year term a Shareholder Rights Plan in which one purchase right was distributed as a dividend on each share of common share held of record as of the close of business on April 10, 2009.

12. Leases
     Approximate future minimum revenues from rentals under noncancelable operating leases in effect at September 30, 2009, assuming no new or renegotiated leases or option extensions on lease agreements, were as follows (unaudited):

Year Ending December 31,
2009 (October 1 – December 31)	$19,810
2010	78,350
2011	72,375
2012	63,995
2013	54,933
Thereafter	243,746

Total	$533,209

     The Company has an operating lease for its corporate office space for a term expiring in 2014. The Company also has operating leases for office space in Florida and land at one of its shopping centers. In addition, the Company has a capitalized ground lease. Total amounts expensed relating to these leases were $1,184 and $1,144 for the nine months ended September 30, 2009 and 2008, respectively.
     Approximate future minimum rental payments under the Company’s noncancelable office leases and land, assuming no options extensions, and a capital ground lease at one of its shopping centers, are as follows (unaudited):

	Operating	Capital
Year Ending December 31,	Leases	Lease
2009 (October 1 – December 31)	$228	$169
2010	909	677
2011	916	677
2012	938	677
2013	960	677
Thereafter	1,517	5,956

Total minimum lease payments	5,468	8,833
Less: amounts representing interest	—	(1,841)

Total	$5,468	$6,992

13. Commitments and Contingencies
Construction Costs
     In connection with the development and expansion of various shopping centers, as of September 30, 2009 we have entered into agreements for construction costs of approximately $21,006, including approximately $4,089 for costs related to the development of Hartland Towne Square in Hartland, Michigan and $14,346 for The Towne Center at Aquia in Stafford, Virginia.
Litigation
     We are currently involved in certain litigation arising in the ordinary course of business. The Company believes that this litigation will not have a material adverse effect on its consolidated condensed financial statements.

14. Other Taxes
     On May 12, 2009, the Michigan Court of Appeals affirmed a decision of the Michigan Tax Tribunal that a wholly-owned limited liability company (“LLC”) met the statutory definition of a “person” under the former Michigan Single Business Tax Act (“SBTA”) and was required to file a separate return despite being classified as a disregarded entity for federal tax purposes. The Court of Appeals ruled that a 1999 Michigan Department of Treasury Revenue Administration Bulletin (“RAB”) that required conformity with federal tax laws conflicted with the SBTA, which treated various other entities not taxable at the federal level, such as partnerships, as taxable entities for SBTA purposes.
     The Michigan Single Business Tax (“SBT”) was repealed and replaced by the Michigan Business Tax effective for the Company’s taxable year beginning January 1, 2008. Prior to such repeal, the Company relied on the RAB, including the activities of any LLC classified as a disregarded entity for federal tax purposes in its member’s SBT return.
     On June 23, 2009, the Michigan Department of Treasury formally appealed the Court of Appeals’ decision to the Michigan Supreme Court. On September 28, 2009, the Michigan Supreme Court denied the appeal; however, the Michigan Department of Treasury has not issued any guidance as to what course of action they intend to take on this matter.
     The Company could be obligated to file additional stand-alone tax returns for each of its Michigan LLC’s and pay any related tax, interest and/or penalties, for all tax years open under the applicable statute of limitations. Any amounts owed, if this were to occur, would be reflected as operating expenses in the Company’s consolidated statements of income in the period of the payment. The Company continues to closely monitor this case and is in the process of evaluating any potential impact. Given the uncertainty surrounding the ultimate resolution of this matter, the Company has not recorded a reserve as of September 30, 2009.
15. Subsequent Events
     In accordance with disclosure requirements for subsequent events, the Company has evaluated subsequent events through the date that the consolidated condensed financial statements were issued.
     In November 2009, RLV Cypress Pointe LP, an entity in a joint venture in which the Company has a 30% ownership interest, had a $14,500 loan reach maturity. The joint venture continues to negotiate the terms of an extension of the debt with the special servicer. The Company’s share of the debt was $4,350 at September 30, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the consolidated condensed financial statements, including the respective notes thereto, which are included in this Form 10-Q.
Overview
     We are a fully integrated, self-administered, publicly-traded REIT which owns, develops, acquires, manages and leases community shopping centers (including power centers and single-tenant retail properties) and one enclosed regional mall in the Midwestern, Southeastern and Mid-Atlantic regions of the United States. At September 30, 2009, we owned interests in 88 shopping centers, comprised of 87 community centers and one enclosed regional mall, totaling approximately 19.8 million square feet of GLA. We and our joint venture partners own approximately 15.3 million square feet of such GLA, with the remaining portion owned by various anchor stores.
     During the third quarter of 2009, the Company’s Board of Trustees completed their review of financial and strategic alternatives. The Board’s review was conducted amid the continuing global credit crisis and illiquidity of real estate markets. As such, it concluded the Company was best positioned to optimize shareholder value through a stand-alone business strategy focused on the following initiatives:
•	De-leverage the balance sheet and strengthen the Company’s financial position

•	Establish measurable financial and operating goals

•	Improve transparency and further align interests between management and shareholders

•	Maximize real estate value through improved rental rates and higher occupancy by aggressively leasing vacant spaces and entering into new leases for occupied spaces when leases are about to expire
     During the third quarter of 2009, there was no significant acquisition activity. The Company has de-emphasized acquisitions in the near term given current market conditions.
Third Quarter 2009 Highlights include:
Significant Transactions and De-leveraging Activities
     In September 2009, the Company successfully completed an equity offering of 12.075 million common shares, which included 1.575 million shares purchasable pursuant to an over-allotment option granted to the underwriters. The offering price was $8.50 per common share ($0.01 par value per share) generating net proceeds of $96.3 million. The net proceeds from the equity offering were used to pay down the Company’s unsecured revolving credit facility.
     During the third quarter of 2009, the Company sold three unencumbered net leased real estate assets for net proceeds of approximately $27.4 million. The net proceeds from these asset sales were used to pay down the Company’s unsecured revolving credit facility.
     In August 2009, the Company sold Taylor Plaza, a stand-alone Home Depot in Taylor, MI, to a third party for net proceeds of $5.0 million. The Company recognized a gain on the sale of Taylor Plaza of approximately $2.9 million. Income from operations and the gain on the sale of Taylor Plaza are classified in discontinued operations on the consolidated statements of income and comprehensive income for all periods presented.
     In September 2009, the Company sold a 207,945 square foot Wal-Mart at its Northwest Crossing shopping center in Knoxville, Tennessee and a 207,445 square foot Wal-Mart at its Taylors Square shopping center, in Greenville (Taylors), South Carolina. The Company retained ownership of the remaining portion of both shopping centers amounting to approximately 125,000 square feet at Northwest Crossing and approximately 34,000 square feet at Taylors Square. The two Wal-Mart sales to third parties generated combined net proceeds of approximately $22.4 million, and resulted in a net gain of approximately $4.7 million.

Corporate Governance
     In the third quarter of 2009, the Company’s Board of Trustees made a number of significant best practice corporate governance changes further aligning the Company’s interests with those of its shareholders. These changes included the termination of the Company’s Shareholders Rights Plan prior to its expiration. The Board also committed to declassify the Board of Trustees by amending the Trust’s bylaws as part of the 2010 Annual Meeting of Shareholders. Furthermore, the roles of Chairman of the Board and Chief Executive Officer were separated with the election of a non-executive Chairman of the Board.
Leasing
     During the third quarter of 2009, the Company signed three new anchor leases including Best Buy in 34,800 square feet, TJ Maxx in 25,000 square feet and Ross Dress For Less in 27,700 square feet. Best Buy will occupy the vacant Circuit City space at the West Oaks I shopping center in Novi, Michigan. TJ Maxx and Ross Dress For Less are filling the vacant Linens ‘n Things spaces at the Crossroads Centre in Rossford, Ohio and the Plaza at Delray shopping center in Delray Beach, Florida. Additionally, the Company signed 28 new non-anchor leases in the third quarter of 2009 for new tenancies that will take occupancy in subsequent periods. These new leases totaled 75,073 square feet, at an increase of 5.2% above combined portfolio average non-anchor rents.
     We opened 21 non-anchor stores in the third quarter of 2009, at a combined average base rent of $13.79 per square foot, a 14.7% decrease over portfolio average rents for non-anchor space. Additionally, we renewed 41 non-anchor leases, at an average base rent of $14.76 per square foot, achieving an increase of 6.0% over prior rental rates. Overall portfolio average base rents for non-anchor tenants decreased to $16.17 per square foot in the third quarter of 2009 from $16.43 for the same period in 2008.
     The Company’s core operating portfolio was 94.3% occupied at September 30, 2009, compared to 95.3% at September 30, 2008. Overall portfolio occupancy, which includes joint venture properties and properties under redevelopment, was 91.3% at September 30, 2009, compared to 92.4% at September 30, 2008.
Redevelopment
     In 2009, the Company plans to focus on completing those redevelopment projects presently in process that have commitments for the expansion or addition of an anchor tenant. We and our joint ventures have eight redevelopments currently in process, all with signed leases for the expansion or addition of an anchor or out-lot tenant. We estimate the total project costs of the eight redevelopment projects in process to be $46.3 million. Four of the redevelopments involve core operating properties included on our balance sheet and are expected to cost approximately $19.2 million of which $9.3 million has been spent as of September 30, 2009. For the four redevelopment projects at properties held by joint ventures, we estimate off-balance sheet project costs of approximately $27.1 million (our share is estimated to be $7.8 million) of which $15.3 million has been spent as of September 30, 2009 (our share is $4.5 million).
     While we anticipate redevelopments will be accretive upon completion, a majority of the projects have required taking some retail space off-line to accommodate the new/expanded tenancies. These measures have resulted in the loss of minimum rents and recoveries from tenants for those spaces removed from our pool of leasable space. The process of value-added redevelopment resulted in a short-term temporary reduction of net operating income and FFO. The Company expects that revenues related to our share of these redevelopment projects will be increased by approximately $3.5 million on an annualized basis by the end of the first half of 2010.
Development
     The Company is taking a conservative approach to the development of new shopping centers given current market conditions by curtailing further investment until leasing, construction financing and partnership requirements have been met. At September 30, 2009, the Company had two projects under construction and two projects in the pre-development phase with an estimated total project cost of current phases of $223.3 million. As of September 30, 2009, we and one of our joint ventures have spent $116.1 million on such developments.

     At September 30, 2009, the current developments that the Company intends to wholly-own or to be developed through joint venture partners that the Company anticipates having no more than a 20% ownership interest in are as follows:

		Total	Costs	Estimated
		Projected	Incurred to	Future
Development Project/Location	Project Type	Cost	Date	Costs
Hartland Towne Square — Hartland Twp., MI	Off-Balance Sheet-20% Ownership	$27,100	$24,100	$3,000
The Town Center at Aquia — Stafford, VA	Proposed Off-Balance Sheet-20% Ownership	100,100	60,100	40,000
Gateway Commons — Lakeland, FL	Proposed Off-Balance Sheet-20% Ownership	64,700	18,700	46,000
Parkway Shops — Jacksonville, FL	Proposed Off-Balance Sheet-20% Ownership	31,400	13,200	18,200

	Total	$223,300	$116,100	$107,200

	RPT Anticipated Share of Total Estimated Costs Including Debt	$44,660	$23,220	$21,440

     We own 20% of the joint venture that is developing Hartland Towne Square, and our share of the estimated $27.1 million of project costs is $5.4 million. The Company is currently providing the mezzanine financing for the project which was $10.2 million at September 30, 2009. We expect The Town Center at Aquia, Gateway Commons, and Parkway Shops to be completed through joint ventures, and ultimately be accounted for as off-balance sheet assets. Although we do not have joint venture partners to date on these projects, it is our intention to secure such joint venture partners prior to any further significant investment taking place.
Critical Accounting Policies and Estimates
     Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these condensed financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Senior management has discussed the development, selection and disclosure of these estimates with the audit committee of our board of trustees. Actual results could differ from these estimates under different assumptions or conditions.
     Critical accounting policies are those that are both significant to the overall presentation of our financial condition and results of operations and require management to make difficult, complex or subjective judgments. For example, significant estimates and assumptions have been made with respect to useful lives of assets, capitalization of development and leasing costs, recoverable amounts of receivables and initial valuations and related amortization periods of deferred costs and intangibles, particularly with respect to property acquisitions. Our critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2008 have not materially changed during the first nine months of 2009.

Comparison of Three Months Ended September 30, 2009 to Three Months Ended September 30, 2008
     For purposes of comparison between the three months ended September 30, 2009 and 2008, “Same Center” refers to the shopping center properties owned by consolidated entities as of July 1, 2008 and September 30, 2009.
     In August 2008, we sold the Plaza at Delray shopping center to a joint venture with an investor advised by Heitman LLC. This sale to a joint venture in which we have an ownership interest is referred to as the “Disposition” in the following discussion.
     Revenues
     Total revenues decreased $1.8 million, or 5.3%, to $32.6 million for the three months ended September 30, 2009, as compared to $34.4 million in 2008. The decrease in total revenues was primarily the result of a $1.9 million decrease in minimum rents and a $0.3 million decrease in fees and management income.
     Minimum rents decreased $1.9 million, or 8.5%, to $20.5 million for the three months ended September 30, 2009 as follows:

	Increase (Decrease)
	Amount
	(in millions)	Percentage
Same Center	$(1.4)	(6.4)%
Disposition	(0.5)	(2.1)%

	$(1.9)	(8.5)%

     The decrease in Same Center minimum rents from the comparable period in the prior year was primarily attributable to decreases related to tenant vacancies of $631,000, tenant bankruptcies, including Circuit City and Linens ‘n Things, of $329,000, rent relief and other concessions granted of $289,000, and the impact of the sale of the two net leased Wal-Marts of $160,000.
     Bankruptcies impact our allowance for doubtful accounts and the related bad debt expense at the time the tenant files for bankruptcy protection. When tenants are in bankruptcy, the Company makes estimates of the expected recovery of pre-petition and post-petition claims and adjusts the allowance for doubtful accounts to the appropriate estimated amount. For the three months ended September 30, 2009, there were no material adjustments made to the allowance for doubtful accounts due to bankruptcies.
     Recoveries from tenants increased $0.3 million, or 3.3%, to $10.2 million for the three months ended September 30, 2009. The increase for the Same Center properties was due primarily to expanding our electricity resale program in certain of our properties.
     The overall property operating expense recovery ratio was 98.0% for the three months ended September 30, 2009, as compared to 97.1% for the same period in the prior year.
     Recoverable operating expenses, which includes real estate tax expense, are a component of our recovery ratio. These expenses increased $0.2 million, or 2.4%, to $10.4 million for the three months ended September 30, 2009 as follows:

	Increase (Decrease)
	Amount
	(in millions)	Percentage
Same Center	$0.4	4.5%
Disposition	(0.2)	(2.1)%

	$0.2	2.4%

     The increase in Same Center recoverable operating expenses was due primarily to expanding our electricity resale program in 2009.
     Fees and management income decreased approximately $267,000 to $1.4 million for the three months ended September 30, 2009 as compared to $1.7 million for the three months ended September 30, 2008. The decrease was mainly attributable to a net decrease in development related fees of approximately $185,000 and a net decrease in leasing fees of approximately $115,000. The decrease in development fees was mainly due to higher fees earned in the third quarter of 2008 relating to the development of the Hartland Towne Square center by our Ramco RM Hartland SC LLC joint venture. The decrease in leasing fees is primarily attributable to higher leasing fees earned at redevelopment properties in the third quarter of 2008.
     Other income decreased approximately $375,000 to $163,000 for the three months ended September 30, 2009, compared to $538,000 for the same period in the prior year. The decrease was primarily due to a $160,000 decrease in lease termination fees and a $373,000 decrease in other miscellaneous income, partially offset by a $216,000 increase in interest income. The decrease in lease termination income was mostly attributable to income earned in the third quarter of 2008 on a higher volume of lease terminations. Interest income increased on advances to the Ramco RM Hartland SC LLC joint venture relating to the development of Hartland Towne Square. Other miscellaneous income for the three months ended September 30, 2009, decreased approximately $373,000 due to the reclassification of Retail Maintenance Services’ net income to recoverable operating expenses on the consolidated statements of income. Retail Maintenance Services is a wholly-owned entity that provides maintenance to shopping centers, earning income for maintenance services billed to our joint venture properties.
     Expenses
     Total expenses decreased $0.8 million, or 2.6%, to $30.0 million for the three months ended September 30, 2009 as compared to $30.8 million for the three months ended September 30, 2008. The decrease was primarily due to a decrease in interest expense of $0.9 million and a decrease in depreciation and amortization of $0.1, offset by an increase in real estate taxes of $0.3 million.
     Depreciation and amortization expense decreased $0.1 million, or 1.4%, to $7.7 million for the three months ended September 30, 2009, as compared to $7.8 million for the same period in 2008. The decrease was mainly attributed to the disposition.
     Other operating expenses increased $0.1 million, or 8.6%, to $0.9 million for the three months ended September 30, 2009, as compared to $0.8 million for the same period in 2008. The increase in other operating expenses from the third quarter of 2009 was primarily due to the reclassification of Retail Maintenance Services’ net income to other operating expense as discussed above, offset by a decrease in bad debt expense of approximately $125,000.
     General and administrative expenses were $3.3 million for the three months ended September 30, 2009 and 2008. Net decreases in salaries and fringe benefits expense of approximately $635,000 and legal fees of approximately $310,000 from the comparable period in 2008, were offset by approximately $335,000 in costs related to the Company’s recent proxy contest and strategic review process in the third quarter of 2009 and less capitalization of salaries of approximately $510,000. The decreases in salaries and fringe benefits and capitalization were due primarily to the reduction of full time equivalents in the first quarter of 2009.
     Interest expense decreased $0.9 million, or 10.7%, to $7.8 million for the three months ended September 30, 2009 as compared to $8.7 million in 2008. The summary below identifies the components of the net decrease:

	Three Months Ended
	September 30,
	2009	2008
Average total loan balance	$665,905	$698,197
Average rate	4.8%	5.3%

Total interest on debt	$8,024	$9,317
Amortization of loan fees	183	205
Interest on capital lease obligation	102	106
Capitalized interest and other	(552)	(943)

	$7,757	$8,685

     Other
     Gain on sale of real estate assets decreased $4.6 million to $4.6 million for the three months ended September 30, 2009, compared to $9.2 million for the same period in 2008. In the third quarter 2009, the Compay sold two net leased Wal-Marts at the Northwest Crossing and Taylors Square shopping centers, respectively. In the third quarter 2008, the Company recognized the gain on the sale of the Plaza at Delray shopping center to a joint venture with an investor advised by Heitman LLC, as well as the gain on the sale of land parcels at Hartland Towne Square.
     Earnings from unconsolidated entities represents our proportionate share of the earnings of various joint ventures in which we have an ownership interest. Earnings from unconsolidated entities increased approximately $209,000 from approximately $283,000 for the three months ended September 30, 2008 to approximately $492,000 for the three months ended September 30, 2009. During the three months ended September 30, 2009, earnings from unconsolidated entities increased approximately $470,000 from the Ramco/Lion Venture LP joint venture, partially offset by a decrease of $178,000 from the Ramco 450 Venture LLC joint venture. The increase in the Ramco/Lion Venture LP joint venture was mainly attributable to two new anchor tenants that took occupancy in 2009 and the one time write-off of unamortized intangible assets relating to the bankruptcy of Linens ‘n Things at a joint venture property in the third quarter of 2008. The decrease from the Ramco 450 Venture LLC joint venture is mainly attributable to the Plaza at Delray shopping center being included in the joint venture for the full quarter in 2009.
     Noncontrolling interest in subsidiaries represents the equity in income attributable to the portion of the Operating Partnership not owned by us. Noncontrolling interest for the third quarter of 2009 decreased $0.3 million to $1.3 million, as compared to $1.6 million for the third quarter of 2008. The decrease is primarily attributable to the noncontrolling interest’s proportionate share of the lower total revenues in 2009 when compared to the same period in 2008.
Comparison of Nine Months Ended September 30, 2009 to Nine Months Ended September 30, 2008
     For purposes of comparison between the nine months ended September 30, 2009 and 2008, “Same Center” refers to the shopping center properties owned by consolidated entities as of January 1, 2008 and September 30, 2009.
     In August 2008, we sold the Plaza at Delray shopping center to a joint venture with an investor advised by Heitman LLC. This sale to our joint venture in which we have an ownership interest is referred to as the “Disposition” in the following discussion.
     Revenues
     Total revenues decreased $6.8 million, or 6.4%, to $99.6 million for the nine months ended September 30, 2009, as compared to $106.4 million in 2008. The decrease in total revenues was primarily the result of a $5.4 million decrease in minimum rents, a $0.6 million decrease in recoveries from tenants, and a $1.0 million decrease in fees and management income.
     Minimum rents decreased $5.4 million, or 7.9%, to $62.8 million for the nine months ended September 30, 2009 as follows:

	Increase (Decrease)
	Amount
	(in millions)	Percentage
Same Center	$(2.5)	(3.6)%
Disposition	(2.9)	(4.3)%

	$(5.4)	(7.9)%

     The decrease in Same Center minimum rents from the comparable period in the prior year was primarily attributable to decreases related to tenant vacancies of $1.7 million, tenant bankruptcies, including Circuit City and Linens ‘n Things, of $925,000, rent relief and other concessions granted of $360,000, and the impact of the sale of the two net leased Wal-Marts of $160,000, partially offset by an increase of $645,000 due to increased rental rates on new or renewal leases.
     Bankruptcies impact our allowance for doubtful accounts and the related bad debt expense at the time the tenant files for bankruptcy protection. When tenants are in bankruptcy, the Company makes estimates of the expected recovery of pre-petition and post-petition claims and adjusts the allowance for doubtful accounts to the appropriate estimated amount. For the nine months ended September 30, 2009, there were no material adjustments made to the allowance for doubtful accounts due to bankruptcies.
Recoveries from tenants decreased $0.6 million, or 1.8%, to $30.5 million for the nine months ended September 30, 2009 as follows:

	Increase (Decrease)
	Amount
	(in millions)	Percentage
Same Center	$0.6	2.0%
Disposition	(1.2)	(3.8)%

	$(0.6)	(1.8)%

     The increase in Same Center recoveries was due to the expansion of our electricity resale program and the completed construction of a building at one of the Company’s shopping centers in the first quarter of 2009.
     The overall property operating expense recovery ratio was 98.0% for the nine months ended September 30, 2009, as compared to 98.1% for the same period in the prior year. We expect our recovery ratio to be between 97% and 98% for the full year of 2009.
     Recoverable operating expenses, which includes real estate tax expense, are a component of our recovery ratio. These expenses decreased $0.5 million, or 1.8%, to $31.2 million for the nine months ended September 30, 2009 as follows:

	Increase (Decrease)
	Amount
	(in millions)	Percentage
Same Center	$0.7	2.2%
Disposition	(1.2)	(4.0)%

	$(0.5)	(1.8)%

     The increase in Same Center recoverable operating expenses is mainly attributable to the expansion of our electricity resale program at certain of our properties and the completed construction of a building at one of the Company’s shopping centers in the first quarter of 2009.
     Fees and management income decreased approximately $1.0 million to $4.0 million for the nine months ended September 30, 2009, as compared to the same period in 2008. The decrease was mainly attributable to a net decrease in development related fees of approximately $794,000. The decrease in development fees was mainly due to fees earned in 2008 relating to the development of the Hartland Towne Square center by our Ramco RM Hartland SC LLC joint venture.
     Other income remained substantially unchanged at $1.5 million for the nine months ended September 30, 2009 and 2008. An increase in interest income of $0.4 million was offset by decreases of approximately $0.1 million of temporary income, $0.1 million in lease termination fees, and a $0.2 million decrease in other miscellaneous income. Interest income increased on advances to the Ramco RM Hartland SC LLC joint venture relating to the development of Hartland Towne Square. The decrease in lease termination income was mostly attributable to income earned in 2008 on the Disposition. Temporary income decreased due to fewer license agreements signed in 2009 compared to 2008. Other miscellaneous income for the nine months ended September 30, 2009, decreased approximately $0.2 million due to the reclassification of Retail Maintenance Services’ net income to recoverable operating expenses.
Expenses
     Total expenses decreased $3.7 million, or 3.8%, to $93.8 million for the nine months ended September 30, 2009 as compared to $97.5 million for the nine months ended September 30, 2008. The decrease was primarily due to decreases in interest expense of $3.6 million, recoverable operating expenses of $0.5 million, and depreciation and amortization of $0.3 million, partially offset by a $0.8 million increase in general and administrative expenses.
     Depreciation and amortization expense decreased $0.3 million, or 1.2%, for the nine months ended September 30, 2009 as follows:

	Increase (Decrease)
	Amount
	(in millions)	Percentage
Same Center	$0.6	2.6%
Disposition	(0.9)	(3.8)%

	$(0.3)	(1.2)%

     The $0.6 million increase in Same Center depreciation and amortization expense was mostly attributable to the completed construction of a building at one of the Company’s shopping centers in the first quarter of 2009.
     General and administrative expenses was $12.8 million for the nine months ended September 30, 2009, as compared to $12.0 million for the same period in 2008, an increase of $0.8 million, or 6.6%. The increase in general and administrative expenses was primarily due to approximately $1.2 million in costs incurred related to the Company’s recent proxy contest and strategic review process in nine months ended September 30, 2009.
     Interest expense decreased $3.6 million, or 13.1%, to $23.8 million for the nine months ended September 30, 2009 as compared to $27.4 million in 2008.

     The summary below identifies the components of the net decrease:

	Nine Months Ended
	September 30,
	2009	2008
Average total loan balance	$653,321	$683,844
Average rate	5.0%	5.7%

Total interest on debt	$24,402	$29,071
Amortization of loan fees	528	641
Interest on capital lease obligation	309	320
Capitalized interest and other	(1,474)	(2,675)

	$23,765	$27,357

     Other
     Gain on sale of real estate assets decreased $14.5 million to $5.0 million for the nine months ended September 30, 2009, compared to $19.5 million for the same period in 2008. In the third quarter 2009, the Compay sold two net leased Wal-Marts at the Northwest Crossing and Taylor Square shopping centers. The decrease is due primarily to the recognition of the gains on the sale of the Mission Bay Plaza shopping center to our Ramco/Lion Venture LP joint venture in the first quarter of 2008 and the sale of the Plaza at Delray shopping center to a joint venture with an investor advised by Heitman LLC in the third quarter of 2008.
     Earnings from unconsolidated entities represents our proportionate share of the earnings of various joint ventures in which we have an ownership interest. Earnings from unconsolidated entities decreased approximately $0.6 million from approximately $1.9 million for the nine months ended September 30, 2008 to approximately $1.3 million for the nine months ended September 30, 2009. During the nine months ended September 30, 2009, earnings from unconsolidated entities decreased approximately $482,000 from the Ramco 450 Venture LLC joint venture. This decrease was primarily the result of the bankruptcy of Linens ‘n Things that closed a store in the second half of 2008 at a joint venture property in which the Company holds an ownership interest.
     Noncontrolling interest in subsidiaries represents the equity in income attributable to the portion of the Operating Partnership not owned by us. Noncontrolling interest for the nine months ended September 30, 2009 decreased $2.2 million to $2.1 million, as compared to $4.3 million for the nine months ended September 30, 2008. The decrease is primarily attributable to the noncontrolling interest’s proportionate share of the lower gain on the sale of real estate assets in 2009 when compared to the same period in 2008.
Liquidity and Capital Resources
     The principal uses of our liquidity and capital resources are for operations, development, redevelopment, including expansion and renovation programs, acquisitions, and debt repayment, as well as dividend payments in accordance with REIT requirements and repurchases of our common shares. We anticipate that the combination of cash on hand and cash retained from operations, the availability under our Credit Facility, additional financings, equity offerings, and the sale of existing properties will satisfy our expected working capital requirements through at least the next 12 months and allow us to achieve continued growth. Although we believe that the combination of factors discussed above will provide sufficient liquidity, no such assurance can be given.
     As part of our business plan to de-leverage the Company and strengthen our financial position, on September 16, 2009, the Company issued 12.075 million common shares of beneficial interest (par value $0.01 per share), at $8.50 per share. The Company received net proceeds from the offering of approximately $96.3 million after deducting underwriting discounts, commissions and estimated transaction expenses payable by the Company. The net proceeds from the offering were used to reduce outstanding borrowings under the Company’s unsecured revolving credit facility.

     We will continue to pursue the strategy of selling fully-valued properties and to dispose of shopping centers that no longer meet the criteria established for our portfolio. Our ability to obtain acceptable selling prices and satisfactory terms will impact the timing of future sales. Net proceeds from the sale of properties are expected to reduce outstanding debt and to fund any future cash requirements. The Company used approximately $23,500 in net proceeds from real estate asset sales in the third quarter of 2009 to pay down the unsecured revolving credit facility.
The following is a summary of our cash flow activities (dollars in thousands):

	Nine Months Ended
	September 30,
	2009	2008
	(Unaudited)
Cash provided from operations	$40,107	$21,794
Cash provided by investing activities	1,351	53,848
Cash used in financing activities	(38,159)	(83,584)
     For the nine months ended September 30, 2009, we generated $40.1 million in cash flows from operating activities, as compared to $21.8 million for the same period in 2008. Cash flows from operating activities were higher during the nine months ended September 30, 2009 mainly due to lower net cash outflows for accounts payable and accrued expenses. For the nine months ended September 30, 2009, investing activities provided $1.4 million of cash flows, as compared to $53.8 million provided by investing activities for the nine months ended September 30, 2008. Cash flows provided by investing activities were lower in 2009, due to significantly lower cash received from sales of real estate assets and lower investments in real estate. An additional reason for the decrease in cash provided by investing activities was the repayment of a note receivable from a joint venture in 2008. During the nine months ended September 30, 2009, cash flows used in financing activities were $38.2 million, as compared to $83.6 million during the nine months ended September 30, 2008. In September 2009, the Company raised net proceeds of $96.3 million in an equity offering and used the proceeds to pay down the unsecured revolving credit facility. As a result, along with the paydown of debt from net proceeds received from real estate asset sales, the Company had higher net paydowns of mortgages and notes payable than in the comparable period in the prior year. Additionally, in the first nine months of 2009, the Company had significantly lower distributions to shareholders and operating partnership unit holders, as compared to the nine months ended September 30, 2008.
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
     We declared a quarterly cash dividend distribution of $0.1633 per common share paid to shareholders of record on September 20, 2009, as compared to the dividend paid in the same quarter of 2008 of $0.4625 per share. The quarterly dividend was reduced to $0.2313 per common share in the fourth quarter of 2008. To strengthen the Company’s liquidity position, the Board of Trustees elected to keep the aggregate distribution dollars constant when additional common shares were issued in September 2009. Therefore, the distribution per common share was reduced in proportion to the new common shares issued, to $0.1633 per common share in the third quarter of 2009. The cash we estimate to retain annually from the reduced dividend as compared to the third quarter 2008 is approximately $17.8 million and will be used to fund our future capital requirements. Our dividend policy has not changed in that we expect to continue making distributions to shareholders of at least 90% of our REIT taxable income, excluding net capital gain, in order to maintain qualification as a REIT. On an annualized basis, our current dividend is above our estimated minimum required distribution.
     Distributions paid by the Company are funded from cash flows from operating activities. To the extent that cash flows from operating activities were insufficient to pay total distributions for any period, alternative funding sources are used as shown in the following table. Examples of alternative funding sources may include proceeds from sales of real estate assets, equity offerings, and bank borrowings. Although the Company may use alternative sources of cash to fund distributions in a given period, we expect that distribution requirements for an entire year will be met with cash flows from operating activities.

	Nine Months Ended
	September 30,
	2009	2008
	(Unaudited)
Cash provided by operating activities	$40,107	$21,794

Cash distributions to common shareholders	(12,953)	(25,611)
Cash distributions to operating partnership unit holders	(2,026)	(4,710)
Distributions to noncontrolling partners	(54)	(28)

Total distributions	(15,033)	(30,349)

Surplus (deficiency)	$25,074	$(8,555)

Alternative sources of funding for distributions:
Proceeds from sales of real estate assets	n/a	$74,671

Total sources of alternative funding for distributions	n/a	$74,671

n/a — Not applicable
     It is anticipated that funds borrowed under the Company’s credit facilities will be used for general corporate purposes, including working capital, capital expenditures, the repayment of indebtedness or other corporate activities. For further information on the credit facilities and other debt refer to Note 6 of the consolidated condensed financial statements.
     Under terms of various debt agreements, we may be required to maintain interest rate swap agreements to reduce the impact of changes in interest rates on our floating rate debt. We have interest rate swap agreements with an aggregate notional amount of $100.0 million at September 30, 2009. Based on rates in effect at September 30, 2009, the agreements provide for fixed rates ranging from 4.4% to 4.7% and expire December 2010.
     After taking into account the impact of converting our variable rate debt into fixed rate debt by use of the interest rate swap agreements, at September 30, 2009 our variable rate debt accounted for approximately $64.5 million of outstanding debt with a weighted average interest rate of 2.2%. Variable rate debt accounted for approximately 11.9% of our total debt and 7.6% of our total capitalization, as compared to 27.2% of total debt and 22.7% of total capitalization at December 31, 2008.
     We have $365.4 million of mortgage loans encumbering our consolidated properties, and $537.3 million of mortgage loans on properties held by our unconsolidated joint ventures (of which our pro rata share is $138.8 million). Such mortgage loans are generally non-recourse, subject to certain exceptions for which we would be liable for any resulting losses incurred by the lender. These exceptions vary from loan to loan but generally include fraud or a material misrepresentation, misstatement or omission by the borrower, intentional or grossly negligent conduct by the borrower that harms the property or results in a loss to the lender, filing of a bankruptcy petition by the borrower, either directly or indirectly, and certain environmental liabilities. In addition, upon the occurrence of certain of such events, such as fraud or filing of a bankruptcy petition by the borrower, we would be liable for the entire outstanding balance of the loan, all interest accrued thereon and certain other costs, penalties and expenses.
     The unconsolidated joint ventures in which the Operating Partnership owns an interest, and which are accounted for by the equity method of accounting, are subject to mortgage indebtedness, which in most instances is non-recourse. At September 30, 2009, mortgage debt for the unconsolidated joint ventures was $537.3 million, of which our pro rata share was $138.8 million, with a weighted average interest rate of 6.5%. Fixed rate debt for the unconsolidated joint ventures was $508.3 million at September 30, 2009. Our pro rata share of fixed rate debt for the unconsolidated joint ventures amounted to $133.1 million, or 95.9% of our total pro rata share of such debt. The mortgage debt of $11.0 million at Peachtree Hill, a shopping center owned by our Ramco 450 Venture LLC, is recourse debt. The loan is secured by unconditional guarantees of payment and performance by Ramco 450 Venture LLC, the Company, and its majority owned subsidiary, the Operating Partnership.

Contractual Obligations
     The following are our contractual cash obligations as of September 30, 2009 due within the next 12 months (dollars in thousands):

Contractual Obligations	Total
Mortgages and notes payable, principal	$97,188
Interest on mortgages and notes payable	24,291
Employment contracts	466
Capital lease	677
Operating leases	910
Unconditional construction cost obligations	21,006

Total contractual cash obligations	$144,538

     We anticipate that the combination of cash on hand, cash provided from operating activities, the availability under the credit facility, our access to the capital markets and the sale of existing properties will satisfy our expected working capital requirements through at least the next 12 months. Although we believe that the combination of factors discussed above will provide sufficient liquidity, no assurance can be given.
Planned Capital Spending
     The Company is focusing on its core strengths of enhancing the value of our existing portfolio of shopping centers through successful leasing efforts and completing those redevelopment projects currently in process. In addition, during the third quarter of 2009, there was no significant acquisition activity. The Company de-emphasized acquisitions in the near term given current market conditions.
     During the nine months ended September 30, 2009, we spent approximately $5.0 million on revenue-generating capital expenditures including tenant allowances, leasing commissions paid to third-party brokers, legal costs related to lease documents, and capitalized leasing and construction costs. These types of costs generate a return through rents from tenants over the term of their leases. Revenue-enhancing capital expenditures, including expansions, renovations or repositionings, were approximately $13.2 million. Revenue neutral capital expenditures, such as roof and parking lot repairs which are anticipated to be recovered from tenants, amounted to approximately $0.9 million.
     For the remainder of 2009, we anticipate spending approximately $8.0 million for revenue-generating, revenue-enhancing and revenue neutral capital expenditures, including approximately $3.6 million for redevelopment projects. Further, during the remainder of 2009, we anticipate spending approximately $0.4 million on development projects.
Capitalization
     At September 30, 2009, our market capitalization amounted to $844.2 million. Market capitalization consisted of $543.5 million of debt (including property-specific mortgages, an Unsecured Credit Facility consisting of a Term Loan Credit Facility and a Revolving Credit Facility, a Secured Revolving Credit Facility, and a Junior Subordinated Note), and $300.6 million of common shares (based on the closing price of $8.92 per share at September 30, 2009) and Operating Partnership Units at market value. Our debt to total market capitalization was 64.4% at September 30, 2009, as compared to 83.3% at December 31, 2008. The decrease in total debt to market capitalization was due to using proceeds from the equity offering and real estate asset sales in the third quarter of 2009 to pay down debt and the impact of the increase in the price per common share from $6.18 at December 31, 2008 to $8.92 at September 31, 2009. After taking into account the impact of converting our variable rate debt into fixed rate debt by use of interest rate swap agreements, our outstanding debt at September 30, 2009 had a weighted average interest rate of 5.4%, and consisted of $479.0 million of fixed rate debt and $64.5 million of variable rate debt. Outstanding letters of credit issued under the Credit Facility totaled approximately $1.8 million at September 30, 2009.

     At September 30, 2009, the noncontrolling interest in the Operating Partnership represented an 8.7% ownership in the Operating Partnership. The OP Units may, under certain circumstances, be exchanged for our common shares of beneficial interest on a one-for-one basis. We, as sole general partner of the Operating Partnership, have the option, but not the obligation, to settle exchanged OP Units held by others in cash based on the current trading price of our common shares of beneficial interest. Assuming the exchange of all OP Units, there would have been 33,704,050 of our common shares of beneficial interest outstanding at September 30, 2009, with a market value of approximately $300.6 million.
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
Funds from Operations
     We consider funds from operations, also known as “FFO,” an appropriate supplemental measure of the financial performance of an equity REIT. Under the National Association of Real Estate Investment Trusts (NAREIT) definition, FFO represents net income attributable to common shareholders, excluding extraordinary items (as defined under GAAP) and gains (losses) on sales of depreciable property, plus real estate related depreciation and amortization (excluding amortization of financing costs), and after adjustments for unconsolidated partnerships and joint ventures. FFO is intended to exclude GAAP historical cost depreciation and amortization of real estate investments, which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions and many companies utilize different depreciable lives and methods. Because FFO adds back depreciation and amortization unique to real estate, and excludes gains and losses from depreciable property dispositions and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, acquisition and development activities and interest costs, which provides a perspective of our financial performance not immediately apparent from net income attributable to common shareholders determined in accordance with GAAP. In addition, FFO does not include the cost of capital improvements, including capitalized interest.
     For the reasons described above we believe that FFO provides us and our investors with an important indicator of our operating performance. This measure of performance is used by us for several business purposes and for REITs it provides a recognized measure of performance other than GAAP net income attributable to common shareholders, which may include non-cash items. Other real estate companies may calculate FFO in a different manner.
     We recognize FFO’s limitations when compared to GAAP net income attributable to common shareholders. FFO does not represent amounts available for needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties. In addition, FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs, including the payment of dividends. FFO should not be considered as an alternative to net income attributable to common shareholders (computed in accordance with GAAP) or as an alternative to cash flow as a measure of liquidity. FFO is simply used as an additional indicator of our operating performance.

     The following table illustrates the calculation of FFO (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)		`
Net income attributable to RPT common shareholders	$9,324	$11,585	$13,137	$26,014
Add:
Depreciation and amortization expense	9,178	9,218	27,782	27,901
Noncontrolling interest in partnership:
Continuing Operations	930	1,653	1,685	4,354
Discontinued Operations	397	12	423	(4)
Discontinued operations, loss on sale of property
Less:
Loss (gain) on sale of depreciable real estate (1)	(4,610)	(8,952)	(4,593)	(18,828)
Discontinued operations, loss (gain on sale of property)	(2,886)	—	(2,886)	427

Funds from operations available to RPT common shareholders, assuming conversion of OP units	$12,333	$13,516	$35,548	$39,864

Weighted average equivalent shares outstanding, diluted	23,467	21,406	22,211	21,411

Net income per diluted share to FFO per diluted share reconciliation:
Net income per diluted share	$0.45	$0.63	$0.68	$1.41
Add:
Depreciation and amortization expense	0.39	0.43	1.25	1.30
Noncontrolling interest in partnership:
Continuing Operations	0.04	0.08	0.08	0.20
Discontinued Operations	0.02	—	0.02	—
Less:
Loss (gain) on sale of depreciable real estate (1)	(0.20)	(0.42)	(0.21)	(0.88)
Discontinued operations, loss (gain) on sale of property	(0.12)	—	(0.13)	0.02
Assuming conversion of OP units	(0.05)	(0.09)	(0.09)	(0.19)

Funds from operations available to RPT common shareholders per diluted share, assuming conversion of OP units	$0.53	$0.63	$1.60	$1.86

(1) Excludes gain on sale of undepreciated land	$9	$295	$418	$706

Forward Looking Statements
     This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our expectations, plans or beliefs concerning future events and may be identified by terminology such as “may,” “will,” “should,” “believe,” “expect,” “estimate,” “anticipate,” “continue,” “predict” or similar terms. Although the forward-looking statements made in this document are based on our good faith beliefs, reasonable assumptions and our best judgment based upon current information, certain factors could cause actual results to differ materially from those in the forward-looking statements, including: our success or failure in implementing our business strategy; economic conditions generally and in the commercial real estate and finance markets specifically; our cost of capital, which depends in part on our asset quality, our relationships with lenders and other capital providers; our business prospects and outlook; changes in governmental regulations, tax rates and similar matters; our continuing to qualify as a REIT; and other factors discussed elsewhere in this document and our other filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2008. Given these uncertainties, you should not place undue reliance on any forward-looking statements. Except as required by law, we assume no obligation to update these forward-looking statements, even if new information becomes available in the future.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We have exposure to interest rate risk on our variable rate debt obligations. We are not subject to any foreign currency exchange rate risk or commodity price risk, or other material rate or price risks. Based on our debt and interest rates and the interest rate swap agreements in effect at September 30, 2009, a 100 basis point change in interest rates would affect our annual earnings and cash flows by between approximately $0.6 million and $1.4 million.
     Under the terms of various debt agreements, we may be required to maintain interest rate swap agreements to reduce the impact of changes in interest rate on our floating rate debt. We have interest rate swap agreements with an aggregate notional amount of $100.0 million at September 30, 2009. Based on rates in effect at September 30, 2009, the agreements provide for fixed rates ranging from 4.4% to 4.7% and expire December 2010.
     The following table presents information as of September 30, 2009 concerning our long-term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates of maturing amounts and fair market value (dollars in thousands).

								Estimated
	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
Fixed-rate debt	$24,106	$126,580	$27,932	$34,011	$33,485	$232,888	$479,002	$460,587
Average interest rate	7.0%	5.2%	7.4%	6.8%	5.5%	5.7%	5.8%	6.6%
Variable-rate debt	$57,202	$157	$7,156	$—	$—	$—	$64,515	$64,515
Average interest rate	1.8%	5.3%	5.3%	—	—	—	2.2%	2.2%
     We estimated the fair value of fixed rate mortgages using a discounted cash flow analysis, based on our incremental borrowing rates for similar types of borrowing arrangements with the same remaining maturity. Considerable judgment is required to develop estimated fair values of financial instruments. The table incorporates only those exposures that existed at September 30, 2009 and does not consider those exposures or positions which could arise after that date or firm commitments as of such date. Therefore, the information presented therein has limited predictive value. Our actual interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
     We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (“Exchange Act”), such as this report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the designed control objectives, and therefore management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
     We carried out an assessment as of September 30, 2009 of the effectiveness of the design and operation of our disclosure controls and procedures. This assessment was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on such evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that such disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2009.
Changes in Internal Control Over Financial Reporting
     During the quarter ended September 30, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 6. Exhibits

Exhibit No.	Description

3.1	Articles Supplementary reclassifying 50,000 Series A Junior Participating Preferred Shares of Beneficial Interest as authorized but unissued and unclassified preferred shares of the Company, as filed with the State Department of Assessments and Taxation of Maryland on or about September 8, 2009, incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K dated September 9, 2009.

4.1	Amendment to Rights Agreement, dated September 8, 2009, between the Company and the American Stock Transfer & Trust Company, LLC, incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K dated September 9, 2009.

10.1	Underwriting Agreement, dated September 10, 2009, by and among the Company, Ramco-Gershenson Properties, L.P., and J.P. Morgan Securities Inc., Deutsche Bank Securities Inc., KeyBanc Capital Markets Inc., as representatives of the underwriters named therein, incorporated by reference to Exhibit 1.1 to the Registrant’s Form 8-K dated September 16, 2009.

31.1*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2*	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*	filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAMCO-GERSHENSON PROPERTIES TRUST
Date: November 6, 2009	By:	/s/ Dennis Gershenson
Dennis Gershenson
President and Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2009	By:	/s/ Richard J. Smith
Richard J. Smith
Chief Financial Officer (Principal Financial and Accounting Officer)