Form 10-K
period 2009-12-31
RAMCO GERSHENSON PROPERTIES TRUST
filed 2010-03-12
CIK 842183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2009) was $187,291,865.

Number of common shares outstanding as of March 9, 2010: 30,907,087

DOCUMENT INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the annual meeting of shareholders to be held June 8, 2010 are in incorporated by reference into Part III of this Form 10-K.

Forward-Looking Statements

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our expectations, plans or beliefs concerning future events and may be identified by terminology such as “may,” “will,” “should,” “believe,” “expect,” “estimate,” “anticipate,” “continue,” “predict” or similar terms. Although the forward-looking statements made in this document are based on our good-faith beliefs, reasonable assumptions and our best judgment based upon current information, certain factors could cause actual results to differ materially from those in the forward-looking statements, including: our success or failure in implementing our business strategy; economic conditions generally and in the commercial real estate and finance markets specifically; the cost and availability of capital, which depends in part on our asset quality and our relationships with lenders and other capital providers; our business prospects and outlook; changes in governmental regulations, tax rates and similar matters; our continuing to qualify as a real estate investment trust (“REIT”); and other factors discussed elsewhere in this document and our other filings with the Securities and Exchange Commission (the “SEC”). Given these uncertainties, you should not place undue reliance on any forward-looking statements. Except as required by law, we assume no obligation to update these forward-looking statements, even if new information becomes available in the future.

PART I

Item 1.	Business

General

Ramco-Gershenson Properties Trust is a fully integrated, self-administered, publicly-traded Maryland REIT organized on October 2, 1997. The terms “Company,” “we,” “our” or “us” refer to Ramco-Gershenson Properties Trust, the Operating Partnership (defined below) and/or its subsidiaries, as the context may require. Our principal office is located at 31500 Northwestern Highway, Suite 300, Farmington Hills, Michigan 48334. Our predecessor, RPS Realty Trust, a Massachusetts business trust, was formed on June 21, 1988 to be a diversified growth-oriented REIT. In May 1996, RPS Realty Trust acquired the Ramco-Gershenson interests through a reverse merger, including substantially all of the shopping centers and retail properties as well as the management company and business operations of Ramco-Gershenson, Inc. and certain of its affiliates. The resulting trust changed its name to Ramco-Gershenson Properties Trust and Ramco-Gershenson, Inc.’s officers assumed management responsibility. The trust also changed its operations from a mortgage REIT to an equity REIT and contributed certain mortgage loans and real estate properties to Atlantic Realty Trust, an independent, newly formed liquidating REIT. In 1997, with approval from our shareholders, we changed our state of organization by terminating the Massachusetts trust and merging into a newly formed Maryland REIT.

We conduct substantially all of our business, and hold substantially all of our interests in our properties, through our operating partnership, Ramco-Gershenson Properties, L.P. (the “Operating Partnership”). The Operating Partnership, either directly or indirectly through partnerships or limited liability companies, holds fee title to all owned properties. As general partner of the Operating Partnership, we have the exclusive power to manage and conduct the business of the Operating Partnership. As of December 31, 2009, we owned approximately 91.4% of the interests in the Operating Partnership.

We are a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), and are therefore required to satisfy various provisions under the Code and related Treasury regulations. We are generally required to distribute annually at least 90% of our “REIT taxable income” (as defined in the Code), excluding any net capital gain, to our shareholders. Additionally, at the end of each fiscal quarter, at least 75% of the value of our total assets must consist of real estate assets (including interests in mortgages on real property and interests in other REITs) as well as cash, cash equivalents and government securities. We are also subject to limits on the amount of certain types of securities we can hold. Furthermore, at least 75% of our gross income for the tax year must be derived from certain sources, which include “rents from real property” and interest on loans secured by mortgages on real property. Additionally, 95% of our gross income must be derived from these same sources or from dividends and interest from any source, gains from the sale or other disposition of stock or securities or any combination of the foregoing.

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

Operations of the Company

We are a publicly-traded REIT which owns, develops, acquires, manages and leases community shopping centers and one regional mall, in the Midwestern, Southeastern and Mid-Atlantic regions of the United States. At December 31, 2009, we owned interests in 88 shopping centers, comprised of 65 community centers, 21 power centers, one single tenant retail property, and one enclosed regional mall, totaling approximately 19.8 million square feet of gross leaseable area (“GLA”). We and our joint venture partners own approximately 15.3 million square feet of such GLA, with the remaining portion owned by various anchor stores.

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

Strategy

We are predominantly a community shopping center company with a focus on managing and adding value to our portfolio of centers that are primarily anchored by grocery stores and/or nationally recognized discount department stores. We believe that centers with a grocery and/or discount component attract consumers seeking value-priced products. Since these products are required to satisfy everyday needs, customers usually visit the centers on a weekly basis. Based on annualized base rents, over 93% of our shopping centers are grocery and/or value-oriented discount department store anchored. Our common anchor tenants include TJ Maxx/Marshalls, Publix, Home Depot, Wal-Mart, Kohl’s, Lowe’s Home Centers, Best Buy, Target, Kroger, Jewel, and Meijer.

Our shopping centers are primarily located in major metropolitan areas in the Midwestern, Mid-Atlantic and Southeastern regions of the United States. By focusing our energies on these areas, we have developed a thorough understanding of the unique characteristics of our markets. In both of our primary regions, we have concentrated a number of centers in reasonable proximity to each other in order to achieve efficiencies in management, oversight and purchasing.

In our existing centers, we focus on aggressive rental and leasing strategies and the value-added redevelopment of such properties. We strive to increase rental income over time through contractual rent increases and leasing and re-leasing of available space at higher rental levels, while balancing the needs for an attractive and diverse tenant mix. See Item 2, “Properties” for additional information on rental revenue and lease expirations. In addition, we assess each of our centers periodically to identify improvement opportunities and proactively engage in renovation and expansion activities based on tenant demands, market conditions and capital availability. We also recognize the importance of customer satisfaction and spend a significant amount of resources to ensure that our centers have sufficient amenities, appealing layouts and proper maintenance.

As opportunities arise and market conditions permit, we may sell mature properties or non-core assets, which have less potential for growth or are not viable for redevelopment. We intend to utilize the proceeds from such sales to reduce outstanding debt, or to fund development and redevelopment activities, or fund selective acquisition opportunities.

In the third quarter of 2009, the Company’s Board of Trustees completed a review of financial and strategic alternatives announced in the first quarter of 2009. The Company believes it is best positioned going forward to optimize shareholder value through a stand-alone business strategy focused on the following initiatives:

•	De-leverage the balance sheet and strengthen the Company’s financial position by utilizing a variety of measures including reducing debt through the sale of non-core assets, growth in shopping center operating income and other actions, where appropriate

•	Increase real estate value by aggressively leasing vacant spaces and entering into new leases for occupied spaces when leases are about to expire

•	Complete existing redevelopment projects and time future accretive redevelopments in a manner that allows completed projects to positively impact operating income while new projects are undertaken

•	Conservatively acquire shopping centers under the appropriate economic conditions that have the potential to produce superior returns and geographic market diversification

Significant Transactions and De-leveraging Activities

In December 2009, the Company closed on a new $217 million secured credit facility (the “Credit Facility”) consisting of a $150 million secured revolving credit facility and a $67 million amortizing secured term loan facility. The terms of the Credit Facility provide that the revolving credit facility may be increased by up to $50 million at the Company’s request, dependent upon there being one or more lenders willing to acquire the additional commitment, for a total secured credit facility commitment of $267 million. The secured revolving credit facility matures in December 2012 and bears interest at LIBOR plus 350 basis points with a 2% LIBOR floor. The amortizing secured term loan facility also bears interest at LIBOR plus 350 basis points with a 2% LIBOR floor and requires a $33 million payment by September 2010 and a final payment of $34 million by June 2011. The new Credit Facility amended and restated the Company’s former $250 million unsecured credit facility, which was comprised of a $150 million unsecured revolving credit facility and $100 million unsecured term loan facility.

Also in December 2009, the Company amended its secured revolving credit facility for The Towne Center at Aquia, reducing the facility from $40 million to $20 million. The revolving credit facility securing The Town Center at Aquia bears interest at LIBOR plus 350 basis points with a 2% LIBOR floor and matures in December 2010, with two, one-year extension options.

In September 2009, the Company successfully completed an equity offering of 12.075 million common shares, which included 1.575 million shares purchased pursuant to an over-allotment option granted to the underwriters. The offering price was $8.50 per common share ($0.01 par value per share) generating net proceeds of $96.2 million. The net proceeds from the equity offering were used to pay down the Company’s outstanding debt.

During the third quarter of 2009, the Company sold three unencumbered net leased real estate assets for net proceeds of approximately $27.4 million. The net proceeds from these asset sales were used to pay down the Company’s outstanding debt.

Corporate Governance

In 2009, the Company’s Board of Trustees made a number of significant best practices corporate governance changes further aligning the Company’s interests with those of its shareholders. These changes included the expansion of the Board with the addition of two outside trustees and the termination of the Company’s Shareholders Rights Plan. The Board also committed to declassify the Board of Trustees by seeking shareholder approval to amend the Company’s declaration of trust at the 2010 Annual Meeting of Shareholders. Furthermore, the roles of Chairman of the Board and Chief Executive Officer were separated with the election of a non-executive Chairman of the Board.

Asset Management — Value-added Redevelopment

During 2009, the redevelopment projects at certain shopping centers remained a vital part of the Company’s business plan. We continued to identify opportunities within our portfolio to add value. In 2010, the Company plans to focus on completing the eight redevelopment projects currently in progress. All of the redevelopment projects have signed leases for the expansion or addition of an anchor or one or more out-lot tenants. At December 31, 2009, the following redevelopment projects were in progress:

Wholly-Owned

•	West Allis Towne Centre in West Allis, Wisconsin. Our redevelopment included a completed reconfiguration of the shopping center to accommodate Burlington Coat Factory, which opened in 71,000 square feet in September of 2009. Re-tenanting of small shop retail space is in progress.

•	Holcomb Center in Roswell, Georgia. The Company has signed a lease for a 39,668 square foot Studio Movie Grill. Studio Movie Grill is currently under construction and is expected to open in the second quarter of 2010.

•	Rivertowne Square in Deerfield Beach, Florida. Our redevelopment plans at this center include adding a regional department store, Beall’s, in 60,000 square feet. The Beall’s space is currently under construction.

•	Southbay Shopping Center in Osprey, Florida. Our redevelopment plans include adding a freestanding CVS Pharmacy, relocating tenants and re-tenanting space.

Joint Ventures

•	Troy Marketplace in Troy, Michigan is owned by a joint venture in which we have a 30% ownership interest. LA Fitness opened in 45,000 square feet in the space previously occupied by Home Expo. The joint venture plans on re-tenanting the remaining space with additional mid-box uses that have been identified. In addition, construction on a new outlot building is complete and the building is partially leased.

•	The Shops at Old Orchard in West Bloomfield, Michigan is owned by a joint venture in which we have a 30% ownership interest. We have re-tenanted and expanded the space formerly occupied by Farmer Jack. Plum Market, a specialty grocer, opened in 37,000 square feet in May 2009. Re-tenanting the balance of the small shop space and façade and structural improvements are complete. The addition of one or more outlots is in progress.

•	Marketplace of Delray in Delray Beach, Florida is owned by a joint venture in which we have a 30% ownership interest. We have added a Ross Dress For Less in 27,625 square feet, which was delivered in February 2010. In 2009, we reduced the Office Depot space and the added a Dollar Tree. Further redevelopment activity includes re-tenanting small shop retail space which is currently in progress.

•	Collins Pointe Plaza in Cartersville, Georgia is part of a joint venture in which we have a 20% ownership interest. Our redevelopment plans include adding a freestanding CVS Pharmacy which is currently under construction, as well as re-tenanting small shop retail space. Additionally, the Company has a signed lease for the space formerly occupied by a Winn-Dixie store and expects to deliver the space by the second quarter of 2010.

We estimate the total project costs of the eight redevelopment projects in process to be $46.0 million. For the four redevelopment projects at our wholly owned, consolidated properties, we estimate project costs of $18.8 million of which $11.1 million had been spent as of December 31, 2009. For the four redevelopment projects at properties held by joint ventures, we estimate off-balance sheet project costs of $27.2 million (our share is estimated to be $7.9 million) of which $17.4 million had been spent as of December 31, 2009 (our share was $5.1 million).

While we anticipate redevelopment projects will increase rental revenue upon completion, a majority of the projects required taking some retail space off-line to accommodate the new/expanded tenancies. These measures have resulted in the loss of rents and recoveries from tenants for those spaces removed from our pool of leasable space. Based on the number of value-added redevelopments currently in process, the revenue loss has created a short-term negative impact on net operating income and funds from operations (“FFO”). All of the Company’s redevelopment projects are expected to be substantially complete by the end of 2010.

Developments

Given the dramatic changes in the retail and capital market landscape, the Company is taking a selective and conservative approach to potential developments.

At December 31, 2009, the Company had four projects in development or pre-development, for which we have a joint venture partner or intend to seek one or more joint venture partners once appropriate pre-leasing has been completed. These four projects are:

The Town Center at Aquia in Stafford, Virginia involves the complete value-added redevelopment of an existing shopping center owned by us and will be completed in phases in response to tenant demand. Phase I was finished with the completion of the first office/retail building on the site, the majority of which is occupied by Northrop Grumman. The office building was approximately 90% leased as of December 31, 2009 and was included in “buildings and improvements” as part of “investment in real estate, net” on the consolidated balance sheets. Future phases may include a residential component and additional retail and office space. The cost of future phases of this project to date as of December 31, 2009 was $38.2 million, which includes our basis in the existing shopping center.

Gateway Commons in Lakeland, Florida is planned to be developed as a 375,000 square foot center. The project is located in central Florida in close proximity to a number of our existing centers. The cost to date of this project at December 31, 2009 was $20.3 million, primarily land acquisition costs, excluding two outlot parcels held by a wholly-owned taxable REIT subsidiary.

Parkway Shops in Jacksonville, Florida is planned to be developed as a 350,000 square foot shopping center. The project is located in close proximity to our River City Marketplace center in Jacksonville. The cost to date of this project at December 31, 2009 was $14.0 million, primarily land acquisition costs.

Hartland Towne Square in Hartland, Michigan is being developed through a joint venture in which we have a 20% ownership interest. In addition, we wholly-own, through taxable REIT subsidiaries, several land parcels that comprise part of this project. Hartland Towne Square is planned to be developed as a power center featuring two major anchors. Meijer, which owns its anchor location in the center, opened a 192,000 square foot discount department superstore in September 2009. The development is expected to also include a 200,000 square foot power center phase, including two to three mid-box national retailers, retail shops, and outlots. We are currently seeking a second anchor for the project. The total project cost to date, excluding land held by our taxable subsidiaries, as of December 31, 2009 was $25.6 million.

The Company plans to utilize 2010 to secure necessary entitlements, as well as sign a critical mass of tenants before moving forward with its planned projects. It is the Company’s policy to only start vertical construction on new development projects after the project has received entitlements, significant leasing commitments, construction financing and joint venture partner commitments, if appropriate. In 2010, the Company expects to be active in the entitlement and pre-leasing phases at its planned projects. The Company does not expect to proceed to secure financing and to identify joint venture partners until the entitlement and pre-leasing phases are nearing completion.

As of December 31, 2009, we have spent $98.1 million on the four development and pre-development projects.

Acquisitions

In order to focus on strengthening the Company’s balance sheet, the Company had no significant acquisition activity in 2009. Future acquisition activity will depend upon a number of factors, including market conditions, the availability of capital to the Company, and the prospects for creating value at acquired properties.

Joint Ventures

In 2009, the Company had no joint venture acquisition or disposition activity. The Company sold certain properties to joint ventures in which we have an ownership interest as noted in “Dispositions” below. In May 2008, a joint venture in which we have a 20% ownership interest acquired the Rolling Meadows Shopping Center in Rolling Meadows, Illinois.

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

Competition

See page 10 of Item 1A. “Risk Factors” for a description of competitive conditions in our business.

Environmental Matters

See pages 14-15 of Item 1A. “Risk Factors” for a description of environmental risks for our business.

Employment

As of December 31, 2009, we had 126 full-time corporate employees and 19 full-time on-site shopping center maintenance personnel. None of our employees is represented by a collective bargaining unit. We believe that our relations with our employees are good.

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

The timing and nature of any recovery in the credit and financial markets remains uncertain, and there can be no assurance that market conditions will improve in the near future or that our results will not be materially and adversely affected. Such conditions make it very difficult to forecast operating results, make business decisions and identify and address material business risks. The foregoing conditions may also impact the valuation of certain long-lived or intangible assets that are subject to impairment testing, potentially resulting in impairment charges which may be material to our financial condition or results of operations.

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

Several of our tenants represent a significant portion of our leasing revenues. As of December 31, 2009, we received 4.0% of our annualized base rent from TJ Maxx/Marshalls, 3.0% of our annualized base rent from Publix and 2.1% of our annualized base rent from OfficeMax. No other tenant represented at least 2% of our total annualized base rent. The concentration in our leasing revenue from a small number of tenants creates the risk that, should these tenants experience financial difficulties, our operating results could be adversely affected.

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

As of December 31, 2009, 33 of our shopping centers were partially owned by non-affiliated partners through joint venture arrangements, none of which we have a controlling interest in. We do not control all decisions in our joint ventures and may be required to take actions that are in the interest of the joint venture partners but not our best interests. Accordingly, we may not be able to favorably resolve any issues which arise, or we may have to provide financial or other inducements to our joint venture partners to obtain such resolution.

Various restrictive provisions and rights govern sales or transfers of interests in our joint ventures. These may work to our disadvantage because, among other things, we may be required to make decisions as to the purchase or sale of interests in our joint ventures at a time that is disadvantageous to us.

Bankruptcy of our joint venture partners could adversely affect us.

We could be adversely affected by the bankruptcy of one of our joint venture partners. The profitability of shopping centers held in a joint venture could also be adversely affected by the bankruptcy of one of our joint venture partners if, because of certain provisions of the bankruptcy laws, we were unable to make important decisions in a timely fashion or became subject to additional liabilities.

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

Required repayments of debt and related interest can adversely affect our operating performance. As of December 31, 2009, we had $552.6 million of outstanding indebtedness, of which $93.5 million bore interest at a variable rate. At December 31, 2009, we had the ability to borrow an additional $56.7 million under our existing secured revolving credit facility and to increase the availability under our secured revolving credit facility by up to $50 million under the terms of the Credit Facility. Increases in interest rates on our existing indebtedness would increase our interest expense, which could adversely affect our cash flow and our ability to pay dividends. For example, if market rates of interest on our variable rate debt outstanding as of December 31, 2009 increased by 1.0%, the increase in interest expense on our existing variable rate debt would decrease future earnings and cash flows by approximately $0.9 million annually.

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

Subject to compliance with the financial covenants in our borrowing agreements, our management and Board have discretion to increase the amount of our outstanding debt at any time. We could become more highly leveraged, resulting in an increase in debt service costs that could adversely affect our cash flow and the amount available for distribution to our shareholders. If we increase our debt, we may also increase the risk of default on our debt.

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

We expect to continue to fund our development and redevelopment activities and any acquisition activities we determine to conduct, in this way. Our failure to obtain funds from these sources could limit our ability to grow, which could have a material adverse effect on the value of our securities.

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

In particular, our outstanding Credit Facility contains customary restrictions, requirements and other limitations on our ability to incur indebtedness, including limitations on the ratio of total liabilities to assets and minimum fixed charge coverage and tangible net worth ratios. Our ability to borrow under our Credit Facility is subject to compliance with these financial and other covenants. We rely in part on borrowings under our Credit Facility to finance acquisition, development and redevelopment activities and for working capital. If we are unable to borrow under our Credit Facility or to refinance existing indebtedness, our financial condition and results of operations would likely be adversely impacted.

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

We have been the subject of IRS examinations for prior years. With respect to the IRS examination of our taxable years ended December 31, 1991 through December 31, 1995, we entered into a closing agreement with the IRS on December 4, 2003. Pursuant to the terms of the closing agreement, we agreed, among other things, to pay deficiency dividends, and we consented to the assessment and collection of tax deficiencies and to the assessment and collection of interest on such tax deficiencies and deficiency dividends. All amounts assessed by the IRS to date have been paid. We have advised the relevant taxing authorities for the state and local jurisdictions where we conducted business during the taxable years ended December 31, 1991 through December 31, 1995 of the terms of the closing agreement. We believe that our exposure to state and local tax, penalties, interest and other miscellaneous expenses will not exceed $1.0 million as of December 31, 2009. It is our belief that any liability for state and local tax, penalties, interest and other miscellaneous expenses that may exist with respect to the taxable years ended December 31, 1991 through December 31, 1995 will be covered under a Tax Agreement that we entered into with Atlantic Realty Trust (“Atlantic”) and/or Kimco SI 1339, Inc. (formerly known as SI 1339, Inc.), its successor in interest. However, no assurance can be given that Atlantic or Kimco SI, 1339, Inc. will reimburse us for future amounts paid in connection with our taxable years ended December 31, 1991 through December 31, 1995. See Note 21 of the Notes to the Consolidated Financial Statements in Item 8.

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

In connection with ownership (direct or indirect), operation, management and development of real properties, we have the potential to be liable for remediation, releases or injury. In addition, Environmental Laws impose on owners or operators the requirement of ongoing compliance with rules and regulations regarding business-related activities that may affect the environment. Such activities include, for example, the ownership or use of transformers or underground tanks, the treatment or discharge of waste waters or other materials, the removal or abatement of asbestos-containing materials (“ACMs”) or lead-containing paint during renovations or otherwise, or notification to various parties concerning the potential presence of regulated matters, including ACMs. Failure to comply with such requirements could result in difficulty in the lease or sale of any affected property and/or the imposition of monetary penalties, fines or other sanctions in addition to the costs required to attain compliance. Several of our properties have or may contain ACMs or underground storage tanks; however, we are not aware of any potential environmental liability which could reasonably be expected to have a material impact on our financial position or results of operations. No assurance can be given that future laws, ordinances or regulations will not impose any material environmental requirement or liability, or that a material adverse environmental condition does not otherwise exist.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

For all tables in this Item 2, Annualized Base Rental Revenue is equal to December 2009 base rental revenue multiplied by 12.

The properties in which we own interests are located in 13 states throughout the Midwestern, Southeastern and Mid-Atlantic regions of the United States as follows:

		Annualized Base
	Number of	Rental Revenue At	Company	Total
State	Properties	December 31, 2009	Owned GLA	GLA

Michigan	34	$62,592,647	6,497,054	8,870,507
Florida	25	47,904,401	4,365,294	5,048,475
Georgia	9	8,162,139	1,210,177	1,210,177
Ohio	7	11,799,140	1,164,196	1,872,275
Illinois	2	3,538,044	293,490	293,490
Indiana	2	4,401,680	419,045	622,845
Tennessee	2	1,131,241	124,453	332,398
Wisconsin	2	3,359,550	514,140	647,135
Maryland	1	1,552,750	251,511	251,511
New Jersey	1	2,653,545	224,153	224,153
North Carolina	1	252,771	69,721	69,721
South Carolina	1	468,813	33,791	241,236
Virginia	1	2,531,940	138,509	138,509

Total	88	$150,348,661	15,305,534	19,822,432

The above table includes 33 properties owned by joint ventures in which we have an ownership interest and are reflected at 100%.

Our properties, by type of center, consist of the following:

		Annualized Base
	Number of	Rental Revenues At	Company	Total
Type of Tenant	Properties	December 31, 2009	Owned GLA	GLA

Community shopping centers	65	$86,557,503	9,269,670	10,403,768
Power centers	21	60,107,342	5,614,166	8,742,724
Single tenant retail properties	1	277,453	22,930	22,930
Enclosed regional mall	1	3,406,363	398,768	653,010

Total	88	$150,348,661	15,305,534	19,822,432

See Note 24 of the Notes to the Consolidated Financial Statements in Item 8 for a description of the encumbrances on each property. Additional information regarding the Properties is included in the Property Schedule on the following pages.

Portfolio
Property Summary
As of December 31, 2009

			Year Constructed /
			Acquired / Year of	Number	Total Shopping Center GLA:
			Latest Renovation	of	Anchors:					Company Owned GLA			Annualized Base Rent
Property	Location	Ownership %	or Expansion(1)	Units	Non-Company Owned	Company Owned	Total Anchor GLA	Non-Anchor GLA	Total	Total	Leased	Occupancy	Total	PSF	Anchors[2]

Wholly-Owned Portfolio
Florida
Coral Creek Shops	Coconut Creek, FL	100%	1992/2002/NA	33		42,112	42,112	67,200	109,312	109,312	100,487	91.9%	$1,519,245	$15.12	Publix
Lantana Shopping Center	Lantana, FL	100%	1959/1996/2002	22		61,166	61,166	62,444	123,610	123,610	117,268	94.9%	1,241,795	10.59	Publix
Naples Towne Centre	Naples, FL	100%	1982/1996/2003	14	32,680	102,027	134,707	32,680	167,387	134,707	128,018	95.0%	782,707	6.11	Goodwill [3], Save-A-Lot, Bealls
Pelican Plaza	Sarasota, FL	100%	1983/1997/NA	26		35,768	35,768	57,389	93,157	93,157	78,502	84.3%	785,068	10.00	Linens ’N Things [6]
River City Marketplace	Jacksonville, FL	100%	2005/2005/NA	70	342,501	323,907	666,408	221,445	887,853	545,352	530,150	97.2%	8,391,824	15.83	Wal-Mart [3], Lowe’s[3], Bed Bath & Beyond, Best Buy, Gander Mountain, Michaels, OfficeMax, PETsMART, Ross Dress For Less, Wallace Theaters, Ashley Furniture HomeStore
River Crossing Centre	New Port Richey, FL	100%	1998/2003/NA	16		37,888	37,888	24,150	62,038	62,038	58,538	94.4%	709,291	12.12	Publix
Sunshine Plaza	Tamarac, FL	100%	1972/1996/2001	28		146,409	146,409	89,317	235,726	235,726	223,181	94.7%	1,918,129	8.59	Publix, Old Time Pottery
The Crossroads	Royal Palm Beach, FL	100%	1988/2002/NA	35		42,112	42,112	77,980	120,092	120,092	103,910	86.5%	1,602,765	15.42	Publix
Village Lakes Shopping Center	Land O’ Lakes, FL	100%	1987/1997/NA	24		125,141	125,141	61,355	186,496	186,496	181,246	97.2%	1,111,977	6.14	Sweet Bay, Wal-Mart[4]

Total/Average				268	375,181	916,530	1,291,711	693,960	1,985,671	1,610,490	1,521,300	94.5%	$18,062,802	$11.87

Georgia
Centre at Woodstock	Woodstock, GA	100%	1997/2004/NA	14		51,420	51,420	35,328	86,748	86,748	69,660	80.3%	$788,379	$11.32	Publix
Conyers Crossing	Conyers, GA	100%	1978/1998/NA	15		138,915	138,915	31,560	170,475	170,475	170,475	100.0%	958,471	5.62	Burlington Coat Factory, Hobby Lobby
Horizon Village	Suwanee, GA	100%	1996/2002/NA	22		47,955	47,955	49,046	97,001	97,001	84,002	86.6%	878,201	10.45	Publix [4]
Mays Crossing	Stockbridge, GA	100%	1984/1997/2007	20		100,244	100,244	37,040	137,284	137,284	128,584	93.7%	836,435	6.50	ApplianceSmart Factory Outlet [4], Big Lots, Dollar Tree
Promenade at Pleasant Hill	Duluth, GA	100%	1993/2004/NA	34		199,555	199,555	82,076	281,631	281,631	245,244	87.1%	1,763,839	7.19	Farmers Home Furniture, Old Time Pottery, Publix

Total/Average				105	—	538,089	538,089	235,050	773,139	773,139	697,965	90.3%	$5,225,325	$7.49

Michigan
Auburn Mile, The	Auburn Hills, MI	100%	2000/1999/NA	7	533,659	64,298	597,957	26,238	624,195	90,536	90,536	100.0%	$944,457	$10.43	Best Buy [3], Target [3], Meijer [3], Costco [3], Jo-Ann, Staples
Beacon Square	Grand Haven, MI	100%	2004/2004/NA	16	103,316	—	103,316	51,387	154,703	51,387	45,932	89.4%	771,331	16.79	Home Depot [3]
Clinton Pointe	Clinton Twp., MI	100%	1992/2003/NA	14	112,876	65,735	178,611	69,595	248,206	135,330	123,280	91.1%	1,201,151	9.74	OfficeMax, Sports Authority, Target [3]
Clinton Valley	Sterling Heights, MI	100%	1985/1996/2009	10		50,852	50,852	45,348	96,200	96,200	83,324	86.6%	518,170	6.22	Hobby Lobby
Clinton Valley Mall	Sterling Heights, MI	100%	1977/1996/2002	8		55,175	55,175	44,106	99,281	99,281	99,281	100.0%	1,628,581	16.40	Office Depot, DSW Shoe Warehouse
Eastridge Commons	Flint, MI	100%	1990/1996/2001	16	117,777	117,972	235,749	51,704	287,453	169,676	163,322	96.3%	1,596,012	9.77	Farmer Jack (A&P) [4], Office Depot[4], Target [3], TJ Maxx
Edgewood Towne Center	Lansing, MI	100%	1990/1996/2001	17	227,193	23,524	250,717	62,233	312,950	85,757	72,722	84.8%	814,230	11.20	OfficeMax, Sam’s Club [3], Target [3]
Fairlane Meadows	Dearborn, MI	100%	1987/2003/NA	23	201,300	56,586	257,886	80,922	338,808	137,508	120,223	87.4%	1,615,197	13.44	Best Buy, Citi Trends, Target [3], Burlington Coat Factory [3]
Fraser Shopping Center	Fraser, MI	100%	1977/1996/NA	8		32,384	32,384	39,163	71,547	71,547	51,335	71.8%	299,648	5.84	Oakridge Market
Gaines Marketplace	Gaines Twp., MI	100%	2004/2004/NA	15		351,981	351,981	40,188	392,169	392,169	387,669	98.9%	1,642,974	4.24	Meijer, Staples, Target

			Year Constructed /
			Acquired / Year of	Number	Total Shopping Center GLA:
			Latest Renovation	of	Anchors:					Company Owned GLA			Annualized Base Rent
Property	Location	Ownership %	or Expansion(1)	Units	Non-Company Owned	Company Owned	Total Anchor GLA	Non-Anchor GLA	Total	Total	Leased	Occupancy	Total	PSF	Anchors[2]

Hoover Eleven	Warren, MI	100%	1989/2003/NA	47		153,810	153,810	130,960	284,770	284,770	235,230	82.6%	2,914,308	12.39	Kroger, Marshalls, OfficeMax
Jackson Crossing	Jackson, MI	100%	1967/1996/2002	64	254,242	222,192	476,434	176,576	653,010	398,768	369,633	92.7%	3,406,363	9.22	Kohl’s, Sears [3], Target [3], TJ Maxx, Toys “R” Us, Best Buy, Bed Bath & Beyond, Jackson 10 Theater
Jackson West	Jackson, MI	100%	1996/1996/1999	5		194,484	194,484	15,837	210,321	210,321	190,838	90.7%	1,357,418	7.11	Lowe’s, Michaels, OfficeMax
Kentwood Towne Centre	Kentwood, MI	77.88%	1988/1996//NA	17	101,909	122,887	224,796	58,265	283,061	181,152	158,952	87.7%	987,766	6.21	Hobby Lobby, OfficeMax, Rooms Today [3]
Lake Orion Plaza	Lake Orion, MI	100%	1977/1996/NA	9		126,195	126,195	14,878	141,073	141,073	136,073	96.5%	527,281	3.87	Hollywood Super Market, Kmart
Lakeshore Marketplace	Norton Shores, MI	100%	1996/2003/NA	21	126,800	258,638	385,438	89,015	474,453	347,653	337,142	97.0%	2,577,690	7.65	Barnes & Noble, Dunham’s, Elder-Beerman, Hobby Lobby, T J Maxx, Toys “R” Us, Target[3]
Livonia Plaza	Livonia, MI	100%	1988/2003/NA	20		93,380	93,380	43,042	136,422	136,422	123,378	90.4%	1,287,187	10.43	Kroger, TJ Maxx
Madison Center	Madison Heights, MI	100%	1965/1997/2000	15		167,830	167,830	59,258	227,088	227,088	183,957	81.0%	1,168,960	6.35	Kmart
New Towne Plaza	Canton Twp., MI	100%	1975/1996/2005	17		126,425	126,425	62,798	189,223	189,223	172,298	91.1%	1,698,051	9.86	Kohl’s, Jo-Ann
Oak Brook Square	Flint, MI	100%	1982/1996/NA	20		79,744	79,744	72,629	152,373	152,373	143,773	94.4%	1,227,216	8.54	TJ Maxx, Hobby Lobby
Roseville Towne Center	Roseville, MI	100%	1963/1996/2004	9		206,747	206,747	40,221	246,968	246,968	246,968	100.0%	1,702,773	6.89	Marshalls, Wal-Mart, Office Depot[4]
Shoppes at Fairlane Meadows	Dearborn, MI	100%	2007/NA/NA	8		—	—	19,925	19,925	19,925	15,197	76.3%	365,540	24.05
Southfield Plaza	Southfield, MI	100%	1969/1996/2003	14		128,339	128,339	37,660	165,999	165,999	164,649	99.2%	1,335,486	8.11	Burlington Coat Factory, Marshalls, Staples
Tel-Twelve	Southfield, MI	100%	1968/1996/2005	21		479,869	479,869	43,542	523,411	523,411	520,411	99.4%	5,589,278	10.74	Best Buy, DSW Shoe Warehouse, Lowe’s, Meijer, Michaels, Office Depot, PETsMART
West Oaks I	Novi, MI	100%	1979/1996/2004	8		213,717	213,717	30,270	243,987	243,987	243,987	100.0%	2,384,688	9.77	Best Buy, DSW Shoe Warehouse, Gander Mountain, Home Goods, Michaels, OfficeMax
West Oaks II	Novi, MI	100%	1986/1996/2000	30	221,140	90,753	311,893	77,201	389,094	167,954	166,979	99.4%	2,865,700	17.16	Value City Furniture [3], Bed Bath & Beyond [3], Marshalls, Toys “R” Us[3], Kohl’s[3], Jo-Ann

Total/Average				459	2,000,212	3,483,517	5,483,729	1,482,961	6,966,690	4,966,478	4,647,089	93.6%	$42,427,457	$9.13

North Carolina
Ridgeview Crossing	Elkin, NC	100%	1989/1997/1995	7		58,581	58,581	11,140	69,721	69,721	69,721	100.0%	$252,771	$3.63	Belk Department Store, Ingles Market

Total/Average				7	—	58,581	58,581	11,140	69,721	69,721	69,721	100.0%	$252,771	$3.63

Ohio
Crossroads Centre	Rossford, OH	100%	2001/2001/NA	22	126,200	244,991	371,191	99,054	470,245	344,045	332,505	96.6%	$2,987,079	$8.98	Home Depot, Target [3], Giant Eagle, Michaels, T J Maxx
OfficeMax Center	Toledo, OH	100%	1994/1996/NA	1		22,930	22,930	—	22,930	22,930	22,930	100.0%	277,453	12.10	OfficeMax
Rossford Pointe	Rossford, OH	100%	2006/2005/NA	6		41,077	41,077	6,400	47,477	47,477	45,877	96.6%	452,339	9.86	PETsMART, Office Depot[4]
Spring Meadows Place	Holland, OH	100%	1987/1996/2005	28	384,770	110,691	495,461	101,126	596,587	211,817	191,401	90.4%	2,121,920	11.09	Dick’s Sporting Goods [3], Best Buy [3], Kroger [3], Target [3], Ashley Furniture, OfficeMax, PETsMART, T J Maxx, Sam’s Club[3], Big Lots[3]
Troy Towne Center	Troy, OH	100%	1990/1996/2003	18	197,109	86,584	283,693	58,026	341,719	144,610	141,110	97.6%	879,214	6.23	Wal-Mart[3], Kohl’s

Total/Average				75	708,079	506,273	1,214,352	264,606	1,478,958	770,879	733,823	95.2%	$6,718,005	$9.15

			Year Constructed /
			Acquired / Year of	Number	Total Shopping Center GLA:
			Latest Renovation	of	Anchors:					Company Owned GLA			Annualized Base Rent
Property	Location	Ownership %	or Expansion(1)	Units	Non-Company Owned	Company Owned	Total Anchor GLA	Non-Anchor GLA	Total	Total	Leased	Occupancy	Total	PSF	Anchors[2]

South Carolina
Taylors Square	Taylors, SC	100%	1989/1997/2005	13	207,445	—	207,445	33,791	241,236	33,791	28,048	83.0%	$468,813	$16.71	Wal-Mart[3]

Total/Average				13	207,445	—	207,445	33,791	241,236	33,791	28,048	83.0%	$468,813	$16.71

Tennessee
Northwest Crossing	Knoxville, TN	100%	1989/1997/NA	10	207,945	66,346	274,291	29,933	304,224	96,279	94,779	98.4%	$810,523	$8.55	Wal-Mart[3], Ross Dress for Less, HH Gregg
Northwest Crossing II	Knoxville, TN	100%	1999/1999/NA	2		23,500	23,500	4,674	28,174	28,174	28,174	100.0%	320,719	11.38	OfficeMax

Total/Average				12	207,945	89,846	297,791	34,607	332,398	124,453	122,953	98.8%	$1,131,241	$9.20

Wisconsin
East Town Plaza	Madison, WI	100%	1992/2000/2000	18	132,995	144,685	277,680	64,274	341,954	208,959	185,551	88.8%	$1,702,503	$9.18	Burlington Coat Factory, Marshalls, Jo-Ann, Borders, Toys “R” Us[3], Shopko[3]

Total/Average				18	132,995	144,685	277,680	64,274	341,954	208,959	185,551	88.8%	$1,702,503	$9.18

Wholly-Owned Subtotal/Average				957	3,631,857	5,737,521	9,369,378	2,820,389	12,189,767	8,557,910	8,006,450	93.6%	$75,988,916	$9.49

Wholly-Owned — Under Redevelopment:
Rivertowne Square	Deerfield Beach, FL	100%	1980/1998/NA	16		90,173	90,173	46,474	136,647	136,647	128,547	94.1%	$1,138,496	$8.86	Beall’s Outlet, Winn-Dixie
Southbay Shopping Center	Osprey, FL	100%	1978/1998/NA	19		31,700	31,700	65,090	96,790	96,790	77,765	80.3%	607,287	7.81	Beall’s Clearance Store
Holcomb Center	Roswell, GA	100%	1986/1996/NA	25		39,668	39,668	67,385	107,053	107,053	20,584	19.2%	204,985	9.96
The Towne Center at Aquia[5]	Stafford, VA	100%	1989/1998/NA	17		86,184	86,184	52,325	138,509	138,509	126,863	91.6%	2,531,940	19.96	Northrop Grumman, Regal Cinemas
West Allis Towne Centre	West Allis, WI	100%	1987/1996/NA	27		179,818	179,818	125,363	305,181	305,181	251,050	82.3%	1,657,047	6.60	Burlington Coat Factory, Kmart, Office Depot

Total/Average				104	—	427,543	427,543	356,637	784,180	784,180	604,809	77.1%	$6,139,755	$10.15

Wholly-Owned Total/Average				1061	3,631,857	6,165,064	9,796,921	3,177,026	12,973,947	9,342,090	8,611,259	92.2%	$82,128,670	$9.54

Joint Venture Portfolio at 100%
Florida
Cocoa Commons	Cocoa, FL	30%	2001/2007/NA	23		51,420	51,420	38,696	90,116	90,116	76,920	85.4%	$940,309	$12.22	Publix
Cypress Point	Clearwater, FL	30%	1983/2007/NA	22		103,085	103,085	64,195	167,280	167,280	146,853	87.8%	1,746,669	11.89	Burlington Coat Factory, The Fresh Market
Kissimmee West	Kissimmee, FL	7%	2005/2005/NA	17	184,600	67,000	251,600	48,586	300,186	115,586	110,386	95.5%	1,343,687	12.17	Jo-Ann, Marshalls,Target [3]
Martin Square	Stuart, FL	30%	1981/2005/NA	14		291,432	291,432	39,673	331,105	331,105	301,735	91.1%	1,856,101	6.15	Home Depot, Kmart, Staples
Mission Bay Plaza	Boca Raton, FL	30%	1989/2004/NA	56		159,147	159,147	113,719	272,866	272,866	259,680	95.2%	4,949,658	19.06	Albertsons, LA Fitness Sports Club, OfficeMax, Toys “R” Us
Plaza at Delray, The	Delray Beach, FL	20%	1979/2004/NA	48		193,967	193,967	137,529	331,496	331,496	255,868	77.2%	3,977,614	15.55	Books-A-Million, Marshalls, Publix, Regal Cinemas, Staples
Shenandoah Square	Davie, FL	40%	1989/2001/NA	43		42,112	42,112	81,534	123,646	123,646	115,516	93.4%	1,794,987	15.54	Publix
Shoppes of Lakeland	Lakeland, FL	7%	1985/1996/NA	22	123,400	122,441	245,841	66,447	312,288	188,888	157,072	83.2%	1,861,295	11.85	Michaels, Ashley Furniture, Target [3]
Treasure Coast Commons	Jensen Beach, FL	30%	1996/2004/NA	3		92,979	92,979	—	92,979	92,979	92,979	100.0%	1,154,920	12.42	Barnes & Noble, OfficeMax, Sports Authority
Village of Oriole Plaza	Delray Beach, FL	30%	1986/2005/NA	39		42,112	42,112	113,640	155,752	155,752	151,272	97.1%	2,107,810	13.93	Publix
Village Plaza	Lakeland, FL	30%	1989/2004/NA	25		64,504	64,504	82,251	146,755	146,755	114,372	77.9%	1,442,485	12.61	Staples
Vista Plaza	Jensen Beach, FL	30%	1998/2004/NA	9		87,072	87,072	22,689	109,761	109,761	81,347	74.1%	1,067,602	13.12	Bed Bath & Beyond, Michaels

			Year Constructed /
			Acquired / Year of	Number	Total Shopping Center GLA:
			Latest Renovation	of	Anchors:					Company Owned GLA			Annualized Base Rent
Property	Location	Ownership %	or Expansion(1)	Units	Non-Company Owned	Company Owned	Total Anchor GLA	Non-Anchor GLA	Total	Total	Leased	Occupancy	Total	PSF	Anchors[2]

West Broward Shopping Center	Plantation, FL	30%	1965/2005/NA	19		81,801	81,801	74,435	156,236	156,236	151,242	96.8%	1,571,483	10.39	Badcock, National Pawn Shop, Save-A-Lot, US Postal Service

Total/Average				340	308,000	1,399,072	1,707,072	883,394	2,590,466	2,282,466	2,015,242	88.3%	$25,814,622	$12.81

Georgia
Paulding Pavilion	Hiram, GA	20%	1995/2006/NA	13		60,509	60,509	24,337	84,846	84,846	78,196	92.2%	$1,201,349	$15.36	Sports Authority, Staples
Peachtree Hill	Duluth, GA	20%	1986/2007/NA	35		87,411	87,411	63,461	150,872	150,872	98,120	65.0%	1,106,524	11.28	Kroger

Total/Average				48	—	147,920	147,920	87,798	235,718	235,718	176,316	74.8%	$2,307,873	$13.09

Illinois
Market Plaza	Glen Ellyn, IL	20%	1965/2007/1996	35		66,079	66,079	96,975	163,054	163,054	154,974	95.0%	$2,291,508	$14.79	Jewel Osco, Staples
Rolling Meadows	Rolling Meadows, IL	20%	1956/2008/1995	18		83,230	83,230	47,206	130,436	130,436	102,107	78.3%	1,246,536	12.21	Jewel Osco

Total/Average				53	—	149,309	149,309	144,181	293,490	293,490	257,081	87.6%	$3,538,044	$13.76

Indiana
Merchants’ Square	Carmel, IN	20%	1970/2004/NA	48	80,000	69,504	149,504	209,503	359,007	279,007	239,171	85.7%	$2,595,632	$10.85	Marsh [3], Cost Plus, Hobby Lobby
Nora Plaza	Indianapolis, IN	7%	1958/2007/2002	25	123,800	57,713	181,513	82,325	263,838	140,038	135,554	96.8%	1,806,048	13.32	Target [3], Marshalls, Whole Foods

Total/Average				73	203,800	127,217	331,017	291,828	622,845	419,045	374,725	89.4%	$4,401,680	$11.75

Maryland
Crofton Centre	Crofton, MD	20%	1974/1996/NA	18		196,570	196,570	54,941	251,511	251,511	223,655	88.9%	$1,552,750	$6.94	Basics/Metro, Kmart, Gold’s Gym

Total/Average				18	—	196,570	196,570	54,941	251,511	251,511	223,655	88.9%	$1,552,750	$6.94

Michigan
Gratiot Crossing	Chesterfield, MI	30%	1980/2005/NA	15		122,406	122,406	43,138	165,544	165,544	150,586	91.0%	$1,317,840	$8.75	Jo-Ann, Kmart
Hunter’s Square	Farmington Hills, MI	30%	1988/2005/NA	37		194,236	194,236	163,066	357,302	357,302	349,601	97.8%	5,878,292	16.81	Bed Bath & Beyond, Borders, Loehmann’s, Marshalls, T J Maxx
Millennium Park	Livonia, MI	30%	2000/2005/NA	14	352,641	241,850	594,491	39,524	634,015	281,374	242,550	86.2%	3,196,275	13.18	Home Depot, Marshalls, Michaels, PETsMART, Costco[3], Meijer[3]
Southfield Plaza Expansion	Southfield, MI	50%	1987/1996/2003	11		—	—	19,410	19,410	19,410	12,410	63.9%	203,584	16.40
West Acres Commons	Flint, MI	40%	1998/2001/NA	14		59,889	59,889	35,200	95,089	95,089	82,489	86.7%	1,033,485	12.53	VG’s Food Center
Winchester Center	Rochester Hills, MI	30%	1980/2005/NA	16		224,356	224,356	89,309	313,665	313,665	313,665	100.0%	4,379,577	13.96	Borders, Dick’s Sporting Goods, Linens ’N Things [6], Marshalls, Michaels, PETsMART

Total/Average				107	352,641	842,737	1,195,378	389,647	1,585,025	1,232,384	1,151,301	93.4%	$16,009,053	$13.91

New Jersey
Chester Springs Shopping Center	Chester, NJ	20%	1970/1996/1999	41		81,760	81,760	142,393	224,153	224,153	194,320	86.7%	$2,653,545	$13.66	Shop-Rite Supermarket, Staples

Total/Average				41	—	81,760	81,760	142,393	224,153	224,153	194,320	86.7%	$2,653,545	$13.66

Ohio
Olentangy Plaza	Columbus, OH	20%	1981/2007/1997	41		116,707	116,707	114,800	231,507	231,507	215,899	93.3%	$2,282,182	$10.57	Eurolife Furniture, Marshalls, MicroCenter, Sunflower Market[4]
The Shops on Lane Avenue	Upper Arlington, OH	20%	1952/2007/2004	40		46,574	46,574	115,236	161,810	161,810	151,399	93.6%	2,798,954	18.49	Bed Bath & Beyond, Whole Foods

Total/Average				81	—	163,281	20163,281	230,036	393,317	393,317	367,298	93.4%	$5,081,136	$13.83

JV Subtotal/Average at 100%				761	864,441	3,107,866	3,972,307	2,224,218	6,196,525	5,332,084	4,759,938	89.3%	$61,358,703	$12.89

			Year Constructed /
			Acquired / Year of	Number	Total Shopping Center GLA:
			Latest Renovation	of	Anchors:					Company Owned GLA			Annualized Base Rent
Property	Location	Ownership %	or Expansion(1)	Units	Non-Company Owned	Company Owned	Total Anchor GLA	Non-Anchor GLA	Total	Total	Leased	Occupancy	Total	PSF	Anchors[2]

Joint Venture Under Redevelopment:
Marketplace of Delray	Delray Beach, FL	30%	1981/2005/NA	48		107,190	107,190	131,711	238,901	238,901	181,525	76.0%	2,281,194	12.57	Office Depot, Winn-Dixie
Collins Pointe Plaza	Cartersville, GA	20%	1987/2006/NA	18		46,358	46,358	47,909	94,267	94,267	35,225	37.4%	$423,956	$12.04
Troy Marketplace	Troy, MI	30%	2000/2005/NA	12	20,600	193,360	213,960	28,813	242,773	222,173	168,678	75.9%	3,009,291	17.84	Golfsmith, LA Fitness, Nordstom Rack, PETsMART, REI [3]
The Shops at Old Orchard	W. Bloomfield, MI	30%	1972/2007/NA	17		36,044	36,044	39,975	76,019	76,019	68,769	90.5%	1,146,846	16.68	Plum Market

Total/Average				95	20,600	382,952	403,552	248,408	651,960	631,360	454,197	71.9%	$6,861,287	$15.11

JV Total/Average at 100%				856	885,041	3,490,818	4,375,859	2,472,626	6,848,485	5,963,444	5,214,135	87.4%	$68,219,991	$13.08

PORTFOLIO
TOTAL/AVERAGE				1917	4,516,898	9,655,882	14,172,780	5,649,652	19,822,432	15,305,534	13,825,394	90.3%	$150,348,661	$10.87

[1]	Represents year constructed/acquired/year of latest renovation or expansion by either the Company or the former Ramco Group, as applicable.

[2]	We define anchor tenants as single tenants which lease 19,000 square feet or more at a property.

[3]	Non-Company owned anchor space

[4]	Tenant closed — lease obligated.

[5]	The Town Center at Aquia is considered a development project by the Company.

[6]	Tenant closed in bankruptcy, though leases are guaranteed by CVS.

Tenant Information

The following table sets forth, as of December 31, 2009, information regarding space leased to tenants which, individually account for 2% or more of total annualized base rental revenue from our properties:

			% of Total
	Total	Annualized	Annualized	Aggregate	% of Total
	Number of	Base Rental	Base Rental	GLA Leased	Company
Tenant	Stores	Revenue	Revenue	by Tenant	Owned GLA

TJ Maxx / Marshalls	20	$5,941,987	4.0%	636,154	4.2%
Publix	12	4,534,891	3.0%	574,794	3.8%
OfficeMax	12	3,083,183	2.1%	273,720	1.8%

Included in the 12 Publix locations listed above is one location (representing 47,955 square feet of GLA) which is leased to but not currently occupied by Publix, although Publix remains obligated under the lease agreement, which expires in 2016.

The following table sets forth the total GLA leased to anchors (defined as tenants occupying at least 19,000 square feet), leased to retail (non-anchor) tenants, and available space, in the aggregate, as of December 31, 2009:

		% of Total
	Annualized	Annualized		% of Total
	Base Rental	Base Rental	Company	Company
Type of Tenant	Revenue	Revenue	Owned GLA	Owned GLA

Anchor	$75,335,334	50.1%	9,167,287	59.9%
Retail (non-anchor)	75,013,327	49.9%	4,658,107	30.4%
Available	—	—	1,480,140	9.7%

Total	$150,348,661	100.0%	15,305,534	100.0%

The following table sets forth the total GLA leased to national, local and regional tenants, in the aggregate, as of December 31, 2009:

		% of Total
	Annualized	Annualized	Aggregate	% of Total
	Base Rental	Base Rental	GLA Leased	Company Owned
Type of Tenant	Revenue	Revenue	by Tenant	GLA Leased

National	$101,091,814	67.2%	9,372,159	67.8%
Local	28,160,544	18.7%	1,892,105	13.7%
Regional	21,096,303	14.1%	2,561,130	18.5%

Total	$150,348,661	100.0%	13,825,394	100.0%

The Company has historically renewed over 70% of expiring leases in the past 10 years. The following table sets forth lease expirations for the next five years and thereafter at our properties assuming that no renewal options are exercised:

						% of Total
		Average		% of Total		Leased
		Annualized Base	Annualized	Annualized	Leased	Company
		Rental Revenue per	Base Rental	Base Rental	Company	Owned GLA
	Number of	square foot as of	Revenue as of	Revenue as of	Owned GLA	Under
	Leases	12/31/09 Under	12/31/09 Under	12/31/09 Under	Expiring	Expiring
Lease Expiration	Expiring	Expiring Leases	Expiring Leases	Expiring Leases	(in square feet)	Leases

2010	244	$10.73	$11,218,639	7.5%	1,045,230	7.6%
2011	291	12.61	18,593,707	12.4%	1,474,552	10.7%
2012	276	12.23	18,166,862	12.1%	1,485,537	10.7%
2013	215	12.00	19,564,551	13.0%	1,630,464	11.8%
2014	173	9.32	14,753,379	9.8%	1,582,899	11.5%
Thereafter	329	10.30	68,051,523	45.3%	6,606,712	47.8%

Item 3.	Legal Proceedings.

There are no material pending legal or governmental proceedings, or to our knowledge, threatened legal or governmental proceedings, against or involving us or our properties.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information — Our common shares are currently listed and traded on the New York Stock Exchange (“NYSE”) under the symbol “RPT”. On March 9, 2010, the closing price of our common shares on the NYSE was $11.04.

SHAREHOLDER RETURN PERFORMANCE GRAPH

The following line graph sets forth the cumulative total return on a $100 investment (assuming the reinvestment of dividends) in each of the Company’s common stock, the NAREIT Equity Index, the MSCI US REIT Index and the S&P 500 Index, for the period December 31, 1999 through December 31, 2009. The stock price performance shown is not necessarily indicative of future price performance.

Comparison of Cumulative Total Return

	Period Ending
Index	12/31/99	12/31/00	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
Ramco-Gershenson Properties Trust	100.00	114.99	158.15	212.20	327.18	396.35	348.37	528.16	314.80	100.67	171.96

NAREIT Equity	100.00	126.37	143.97	149.47	204.98	269.70	302.51	408.57	344.46	214.50	274.54

S&P 500	100.00	90.90	80.09	62.39	80.29	89.02	93.40	108.15	114.09	71.88	90.90

MSCI US REIT (RMS)	100.00	126.81	143.08	148.30	202.79	266.64	298.99	406.39	338.05	209.69	269.68

The following table shows high and low closing prices per share for each quarter in 2009 and 2008:

	Share Price
Quarter Ended	High	Low

March 31, 2009	$7.16	$3.88
June 30, 2009	11.60	6.01
September 30, 2009	10.82	8.41
December 31, 2009	9.94	7.82

March 31, 2008	$24.04	$19.48
June 30, 2008	23.09	20.54
September 30, 2008	23.75	18.77
December 31, 2008	21.49	3.72

Holders — The number of holders of record of our common shares was 1,769 at March 9, 2010. A substantially greater number of holders are beneficial owners whose shares of record are held by banks, brokers and other financial institutions.

Dividends — We declared the following cash distributions per share to our common shareholders for the years ended December 31, 2009 and 2008:

	Dividend
Record Date	Distribution	Payment Date

March 20, 2009	$0.2313	April 1, 2009
June 20, 2009	$0.2313	July 1, 2009
September 20, 2009	$0.1633	October 1, 2009
December 20, 2009	$0.1633	January 4, 2010

	Dividend
Record Date	Distribution	Payment Date

March 20, 2008	$0.4625	April 1, 2008
June 20, 2008	$0.4625	July 1, 2008
September 20, 2008	$0.4625	October 1, 2008
December 20, 2008	$0.2313	January 5, 2009

Under the Code, a REIT must meet certain requirements, including a requirement that it distribute annually to its shareholders at least 90% of its REIT taxable income, excluding net capital gain. Distributions paid by us are at the discretion of our Board and depend on our actual net income available to common shareholders, cash flow, financial condition, capital requirements, the annual distribution requirements under REIT provisions of the Code and such other factors as the Board deems relevant.

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

For information on the Company’s equity compensation plans as of December 31, 2009, refer to Item 12 of Part III of this filing.

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

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share and Other Data not in dollars)

Operating Data:
Total revenue	$124,140	$134,629	$145,205	$146,418	$138,728
Operating income	6,482	5,265	10,152	13,626	14,335
Gain on sale of real estate assets, net of taxes	5,010	19,595	32,643	23,388	1,136
Income from continuing operations	12,820	27,366	45,291	40,016	17,871
Discontinued operations
Gain (loss) on sale of property	2,886	(463)	—	1,075	—
Income from operations	230	529	694	1,004	3,982

Net income	15,936	27,432	45,985	42,095	21,853
Net income attributable to noncontrolling interest
in subsidiaries	(2,216)	(3,931)	(7,310)	(6,471)	(3,360)
Preferred share dividends	—	—	(3,146)	(6,655)	(6,655)
Loss on redemption of preferred shares	—	—	(1,269)	—	—

Net income attributable to RPT common shareholders	$13,720	$23,501	$34,260	$28,969	$11,838

Earnings Per Share Data:
From continuing operations attributable to RPT common
shareholders:
Basic earnings per RPT common share	$0.50	$1.27	$1.89	$1.63	$0.50
Diluted earnings per RPT common share	0.50	1.27	1.88	$1.63	$0.50
Net income attributable to RPT common shareholders:
Basic earnings per RPT common share	$0.62	$1.27	$1.92	$1.74	$0.70
Diluted earnings per RPT common share	0.62	1.27	1.91	1.73	0.70
Cash dividends declared per RPT common share	$0.79	$1.62	$1.85	$1.79	$1.75
Distributions to RPT common shareholders	$17,974	$34,338	$32,156	$29,737	$29,167
Weighted average shares outstanding:
Basic	22,193	18,471	17,851	16,665	16,837
Diluted	22,193	18,478	18,529	16,716	16,880
Balance Sheet Data (at December 31):
Cash and cash equivalents	$8,800	$5,295	$14,977	$11,550	$7,136
Accounts receivable, net	31,900	34,020	35,787	33,692	32,341
Investment in real estate (before accumulated depreciation)	995,451	1,005,109	1,045,372	1,048,602	1,047,304
Total assets	997,957	1,014,526	1,088,499	1,064,870	1,125,275
Mortgages and notes payable	552,551	662,601	690,801	676,225	724,831
Total liabilities	591,392	701,488	765,742	720,722	774,442
Total RPT shareholders’ equity	367,228	273,714	281,517	304,547	312,418
Noncontrolling interest in subsidiaries	39,337	39,324	41,240	39,601	38,415
Total shareholders’ equity	406,565	313,038	322,757	344,148	350,833
Other Data:
Funds from operations available
to RPT common shareholders(1)	$45,298	$47,362	$54,975	$54,604	$47,896
Cash provided by operating activities	48,064	26,998	85,988	46,785	44,605
Cash (used in) provided by investing activities	(3,445)	33,602	23,182	42,113	(86,517)
Cash (used in) provided by financing activities	(41,114)	(70,282)	(105,743)	(84,484)	41,238
Number of properties (at December 31)(2)	88	89	89	81	84
Company owned GLA (at December 31)(2)	15,306	15,914	16,030	14,645	15,000
Occupancy rate (at December 31)(2)	90.3%	91.3%	92.1%	93.6%	93.7%

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

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, also known as FASB Accounting Standards Codification (“ASC”) 105-10, “Generally Accepted Accounting Principles”, (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. Following the Codification, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. The FASB, instead, will issue Accounting Standards Updates (“ASU”), which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification. The FASB’s Codification project was not intended to change GAAP, however it will change the way the guidance is organized and presented. As a result, these changes will have a significant impact on how companies reference GAAP in their financial statements and in their accounting policies for financial statements issued for interim and annual periods ending after September 15, 2009. The Company implemented the Codification in the third quarter 2009. Any technical references contained in the accompanying financial statements and notes to consolidated financial statements have been updated to correspond to the new Codification topics, as appropriate. New standards not yet codified have been referenced as issued and will be updated when codified.

Overview

We are a fully integrated, self-administered, publicly-traded REIT which owns, develops, acquires, manages and leases community shopping centers and one enclosed regional mall in the Midwestern, Southeastern and Mid-Atlantic regions of the United States. At December 31, 2009, we owned interests in 88 shopping centers, comprised of 65 community centers, 21 power centers, one single tenant retail property, and one enclosed regional mall, totaling approximately 19.8 million square feet of GLA. We or our joint ventures own approximately 15.3 million square feet of such GLA, with the remaining portion owned by various anchor stores.

In the third quarter of 2009, the Company’s Board of Trustees completed a review of financial and strategic alternatives announced in the first quarter of 2009. The Company believes it is best positioned going forward to optimize shareholder value through a stand-alone business strategy focused on the following initiatives:

•	De-leverage the balance sheet and strengthen the Company’s financial position by utilizing a variety of measures including reducing debt through the sale of non-core assets, growth in shopping center operating income and other actions, where appropriate

•	Increase real estate value by aggressively leasing vacant spaces and entering into new leases for occupied spaces when leases are about to expire

•	Complete existing redevelopment projects and time future accretive redevelopments in a manner that allows completed projects to positively impact operating income while new projects are undertaken

•	Conservatively acquire shopping centers under the appropriate economic conditions that have the potential to produce superior returns and geographic market diversification

2009 Highlights include:

Significant Transactions and De-leveraging Activities

In December 2009, the Company closed on a new $217 million secured credit facility (the “Credit Facility”) consisting of a $150 million secured revolving credit facility and a $67 million amortizing secured term loan facility. The terms of the Credit Facility provide that the revolving credit facility may be increased by up to $50 million at the Company’s request, dependent upon there being one or more lenders willing to acquire the additional commitment, for a total secured credit facility commitment of $267 million. The secured revolving credit facility matures in December 2012 and bears interest at LIBOR plus 350 basis points with a 2% LIBOR floor. The amortizing secured term loan facility also bears interest at LIBOR plus 350 basis points with a 2% LIBOR floor and requires a $33 million payment by September 2010 and a final payment of $34 million by June 2011. The new Credit Facility amended and restated the Company’s former $250 million unsecured credit facility which was comprised of a $150 million unsecured revolving credit facility and $100 million unsecured term loan facility.

Also in December 2009, the Company amended its secured revolving credit facility for The Towne Center at Aquia, reducing the facility from $40 million to $20 million. The revolving credit facility securing The Town Center at Aquia bears interest at LIBOR plus 350 basis points with a 2% LIBOR floor and matures in December 2010, with two, one-year extension options.

In September 2009, the Company successfully completed an equity offering of 12.075 million common shares, which included 1.575 million shares purchased pursuant to an over-allotment option granted to the underwriters. The offering price was $8.50 per common share ($0.01 par value per share) generating net proceeds of $96.2 million. The net proceeds from the equity offering were used to pay down the Company’s outstanding debt.

During the third quarter of 2009, the Company sold three unencumbered net leased real estate assets for net proceeds of approximately $27.4 million. The net proceeds from these asset sales were used to pay down the Company’s outstanding debt.

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

During 2009, there was no significant acquisition activity. Future acquisition activity will depend upon a number of factors, including market conditions, the availability of capital to the Company, and the prospects for creating value at acquired properties.

Corporate Governance

In 2009, the Company’s Board of Trustees made a number of significant best practices corporate governance changes further aligning the Company’s interests with those of its shareholders. These changes included the expansion of the Board with the addition of two outside trustees and the termination of the Company’s Shareholders Rights Plan. The Board also committed to declassify the Board of Trustees by seeking shareholder approval to amend the Company’s declaration of trust at the 2010 Annual Meeting of Shareholders. Furthermore, the roles of Chairman of the Board and Chief Executive Officer were separated with the election of a non-executive Chairman of the Board.

Leasing

During 2009, the Company opened 80 new stores for the year at an average base rent of $12.60 per square foot, 15.9% above portfolio average rent. The Company renewed 219 leases for the year at rental rates 4.3% over prior rents paid.

The Company opened five anchor stores in 2009 at a combined average base rent of $9.04 per square foot, a 9.9% increase over portfolio average rents for anchor space. Additionally, we renewed 18 anchor leases, at an average base rent of $7.52 per square foot, achieving an increase of 5.4% over prior rental rates. Overall portfolio average base rents for anchor tenants increased to $8.22 per square foot in 2009 from $8.11 per square foot in 2008.

In 2009, the Company opened 75 non-anchor stores at a combined average base rent of $15.07 per square foot, a 6.4% decrease over portfolio average rents for non-anchor space. Additionally, we renewed 201 non-anchor leases, at an average base rent of $15.11 per square foot, achieving an increase of 3.6% over prior rental rates. Overall portfolio average base rents for non-anchor tenants decreased to $16.10 per square foot in 2009 from $16.51 per square foot for 2008.

The Company’s core operating portfolio, which excludes joint venture properties and properties under redevelopment, was 92.2% occupied at December 31, 2009, compared to 94.4% at December 31, 2008. Overall portfolio occupancy, which includes joint venture properties and properties under redevelopment, was 90.3% at December 31, 2009, compared to 91.3% at December 31, 2008.

Redevelopment

In 2010, the Company plans to focus on completing those redevelopment projects presently in progress. We and our joint ventures have eight redevelopment projects currently in progress, all with signed leases for the expansion or addition of an anchor or one or more out-lot tenants. We estimate the total project costs of the eight redevelopment projects in progress to be $46.0 million. Four of the redevelopment projects involve core operating properties included on our balance sheet and are expected to cost approximately $18.8 million of which $11.1 million has been spent as of December 31, 2009. For the four redevelopment projects at properties held by joint ventures, we estimate off-balance sheet project costs of approximately $27.2 million (our share is estimated to be $7.9 million) of which $17.4 million has been spent as of December 31, 2009 (our share is $5.1 million).

While we anticipate redevelopment projects will increase rental revenue upon completion, a majority of the projects has required taking some retail space off-line to accommodate the new/expanded tenancies. These measures have resulted in the loss of minimum rents and recoveries from tenants for those spaces removed from our pool of leasable space. The process of value-added redevelopment resulted in a short-term temporary reduction of net operating income and FFO. The Company expects that revenues related to our share of these redevelopment projects will be increased by approximately $3.4 million on annualized basis by the end of 2010.

Development

The Company is taking a conservative approach to the development of new shopping centers given current market conditions by curtailing further investment until leasing, construction financing and partnership requirements have been met. At December 31, 2009, the Company had four projects in development and pre-development. As of December 31, 2009, we and one of our joint ventures have spent $98.1 million on the four developments excluding certain land parcels we own through taxable REIT subsidiaries:

Costs Incurred
To Date
Development Project/Location	(In millions)

Hartland Towne Square — Hartland Twp., MI	$25.6
The Town Center at Aquia — Stafford, VA	38.2
Gateway Commons — Lakeland, FL	20.3
Parkway Shops — Jacksonville, FL	14.0

Total	$98.1

We own 20% of the joint venture that is developing Hartland Towne Square. The Company is currently providing the mezzanine financing for the project, the balance of which was $11.8 million at December 31, 2009, with a total commitment of up to $58.0 million. As of December 31, 2009, the Company was also guarantor on a loan for $8.5 million to the joint venture. The Company intends to seek joint venture partners for The Town Center at Aquia, Gateway Commons, and Parkway Shops. It is the Company’s policy to only start vertical construction on new development projects after the project has received entitlements, significant anchor commitments, construction financing and joint venture partner commitments, if appropriate. We are active in the entitlement and pre-leasing phases at the development projects listed above. The Company does not expect to secure financing and to identify joint venture partners until the entitlement and pre-leasing phases are complete.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Trustees. Actual results could materially differ from these estimates.

Critical accounting policies are those that are both significant to the overall presentation of our financial condition and results of operations and require management to make difficult, complex or subjective judgments. For example, significant estimates and assumptions have been made with respect to useful lives of assets, recovery ratios, capitalization of development and leasing costs, recoverable amounts of receivables and initial valuations and related amortization periods of deferred costs and intangibles, particularly with respect to property acquisitions. Our critical accounting policies have not materially changed during the year ended December 31, 2009. The following discussion relates to what we believe to be our most critical accounting policies that require our most subjective or complex judgment.

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

Accounting for the Impairment of Long-Lived Assets

The Company periodically reviews whether events and circumstances subsequent to the acquisition or development of long-lived assets, or intangible assets subject to amortization, have occurred that indicate the remaining estimated useful lives of those assets may warrant revision or that the remaining balance of those assets may not be recoverable. If events and circumstances, including but not limited to, declines in occupancy and rental rates, tenant sales, net operating income and geographic location of our shopping center properties, indicate that the long-lived assets should be reviewed for possible impairment, we prepare projections to assess whether future cash flows, on a non-discounted basis, for the related assets are likely to exceed the recorded carrying amount of those assets to determine if an impairment of the carrying amount is appropriate. The cash flow projections consider factors common in the valuation of real estate, such as expected future operating income, trends in occupancy, rental rates and recovery ratios, as well as capitalization rates, leasing demands and competition in the marketplace.

At December 31, 2009, the Company prepared undiscounted cash flow projections for eight shopping center properties that met management’s criteria for possible impairment testing. In all instances, the non-discounted cash flows exceeded the recorded carrying amounts of those individual properties. The least excess of non-discounted cash flow over recorded carrying value was 109% of the carrying value. Therefore none of the properties met the standards for impairment of long-lived assets.

Management is required to make subjective assessments as to whether there are impairments in value of its long-lived assets or intangible assets. Subsequent changes in estimated undiscounted cash flows arising from changes in our assumptions could affect the determination of whether impairment exists and whether the effects could have a material impact on the Company’s net income. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the fair value of the property as determined by valuation techniques appropriate in the circumstances. The Company does not believe that the value of any long-lived asset or intangible asset was impaired at December 31, 2009.

In determining the estimated useful lives of intangible assets with finite lives, we consider the nature, life cycle position, and historical and expected future operating cash flows of each asset, as well as our commitment to support these assets through continued investment.

In 2008, the Company recognized a $5.1 million loss on the impairment of its Ridgeview Crossing shopping center in Elkin, North Carolina. The non-cash impairment charge is included in “restructuring, impairment of real estate assets, and other items” on the consolidated statements of income and comprehensive income. There were no impairment charges for the years ended December 31, 2009 and 2007. See Note 16 of the Notes to the Consolidated Financial Statements for further information.

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

Share-Based Compensation

All share-based payments to employees, including grants of employee stock options, are recognized in the financial statements as compensation expense based upon the fair value on the grant date. We determine fair value of such awards using the Black-Scholes option pricing model. The Black-Scholes option pricing model incorporates certain assumptions such as risk-free interest rate, expected volatility, expected dividend yield and expected life of options, in order to arrive at a fair value estimate. Expected volatilities are based on the historical volatility of our common shares. Expected lives of options are based on the average expected holding period of our outstanding options and their remaining terms. The risk-free interest rate is based upon quoted market yields for United States treasury debt securities. The expected dividend yield is based on our historical dividend rates. We believe the assumptions selected by management are reasonable; however, significant changes could materially impact the results of the calculation of fair value.

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

Results of Operations

Comparison of the Year Ended December 31, 2009 to the Year Ended December 31, 2008

For purposes of comparison between the years ended December 31, 2009 and 2008, “Same Center” refers to the shopping center properties owned by consolidated entities for the period from January 1, 2008 through December 31, 2009. Included in “Same Center” in 2009 is the impact of the sales of two net leased Wal-Marts during the year.

For purposes of comparison between the years ended December 31, 2009 and 2008, “Redevelopments” refers to any shopping center properties under redevelopment during the period from January 1, 2008 through December 31, 2009.

In August 2008, we sold the Plaza at Delray shopping center to a joint venture in which we have a 20% ownership interest. This sale to our joint venture is referred to as the “Disposition” in the following discussion.

Revenues

Total revenues decreased $10.5 million, or 7.8%, to $124.1 million in 2009, as compared to $134.6 million in 2008. The decrease in total revenues was primarily the result of a $7.0 million decrease in minimum rents and a $1.6 million decrease in recoveries from tenants, and a $1.6 million decrease in fees and management income.

Minimum rents decreased $7.0 million, or 7.7%, to $83.3 million in 2009 as follows:

	Increase (Decrease)
	Amount
	(In millions)	Percentage

Same Center	$(3.0)	(3.3)%
Redevelopments	(1.1)	(1.2)%
Disposition	(2.9)	(3.2)%

	$(7.0)	(7.7)%

The decrease in Same Center minimum rents from the prior year was primarily attributable to approximately $2.2 million in decreases related to tenant vacancies, approximately $1.3 million in decreases related to tenant bankruptcies, including Circuit City and Linens ’n Things, rent relief and other concessions granted of $0.4 million, and the impact of the sale of the two net leased Wal-Marts of $0.6 million, all of which were partially offset by an increase of $1.5 million due to increased rental rates on new or renewal leases.

Bankruptcies impact our allowance for doubtful accounts and the related bad debt expense at the time the tenant files for bankruptcy protection. When tenants are in bankruptcy, the Company makes estimates of the expected recovery of pre-petition and post-petition claims and adjusts the allowance for doubtful accounts to the appropriate estimated amount. For the year ended December 31, 2009, there were no material adjustments made to the allowance for doubtful accounts due to bankruptcies.

Recoveries from tenants decreased $1.6 million, or 4.6%, to $32.7 million in 2009 from $34.3 million in 2008 as follows:

	Increase (Decrease)
	Amount
	(In millions)	Percentage

Same Center	$(0.9)	(2.5)%
Redevelopments	0.3	0.9%
Disposition	(1.0)	(3.0)%

	$(1.6)	(4.6)%

The decrease in recoveries from tenants for the Same Center properties was due primarily to the bankruptcy of Circuit City that closed a store at one of the Company’s shopping centers in 2008, as well as the impact of the sales of two net leased Wal-Marts in 2009. The Company’s overall recovery ratio was 95.7% in 2009 compared to 97.0% in 2008.

Recoverable operating expenses, which includes real estate tax expense, are a component of our recovery ratio. These expenses decreased $1.1 million, or 3.4%, to $34.2 million in 2009, compared to $35.3 million in 2008 as follows:

	Increase (Decrease)
	Amount
	(In millions)	Percentage

Same Center	$(0.3)	(1.1)%
Redevelopments	0.5	1.4%
Disposition	(1.3)	(3.7)%

	$(1.1)	(3.4)%

The decrease in Same Center recoverable operating expenses is mainly attributable to higher snow removal costs in 2008.

Fees and management income decreased $1.6 million, or 24.2%, to $4.9 million in 2009 as compared to $6.5 million in 2008. The decrease was mainly attributable to a net decrease in development related fees of approximately $1.0 million. The decrease in development fees was mainly due to fees earned in 2008 relating to the development of the Hartland Towne Square center by our Ramco RM Hartland SC LLC joint venture.

Other income decreased $0.5 million to $2.5 million in 2009, compared to $3.0 million in 2008. Decreases in tax increment financing of $0.5 million and lease terminations of $0.2 million were offset by an increase in interest income of $0.5 million. The decrease in lease termination income was attributable mostly to a lower number of lease terminations in 2009 as compared to the prior year. Tax increment financing revenue related to the Company’s River City Marketplace shopping center in Jacksonville, Florida decreased as bond payments commenced in 2009. Offsetting the decreases, interest income increased primarily on advances to the Ramco RM Hartland SC LLC joint venture relating to the development of Hartland Towne Square.

Expenses

Total expenses decreased $11.7 million, or 9.0%, to $117.7 million in 2009 as compared to $129.4 million in 2008. The decrease was primarily the result of decreases in interest expense of $5.4 million, general and administrative expenses of $1.7 million, restructuring, impairment of real estate assets and other items of $1.4 million, recoverable operating expenses of $1.1 million, and depreciation and amortization of $1.1 million.

Depreciation and amortization expense decreased $1.1 million, or 3.6%, in 2009 as follows:

	Increase (Decrease)
	Amount
	(In millions)	Percentage

Same Center	$(0.2)	(0.9)%
Disposition	(0.9)	(2.7)%

	$(1.1)	(3.6)%

The $0.2 million decrease in Same Center depreciation and amortization expense was due primarily to the disposal of assets as a result of the bankruptcies of Circuit City and Linens ’n Things that closed stores at two of the Company’s core operating properties in 2008, partially offset by an increase due to redevelopment projects completed during 2009.

General and administrative expenses was $13.4 million in 2009, compared to $15.1 million in 2008, a decrease of $1.7 million, or 11.1%. The decrease in general and administrative expenses was primarily attributable to a decrease in salary-related expenses of approximately $1.9 million, mainly the result of a reduction in staff in 2009. A decrease of $0.6 million is due to positive year-end business tax adjustments in 2009. Additionally, the decrease is attributable to a $0.4 million arbitration award in 2008 to a third-party relating to the alleged breach by the Company of a property management agreement. These decreases in general and administrative expenses were offset by a decrease of approximately $1.6 million in the portion of costs charged to development and redevelopment projects and capitalized in 2009, compared to 2008.

Restructuring, impairment of real estate assets, and other items decreased $1.4 million, to $4.4 million in 2009, compared to $5.8 million in 2008. Restructuring expense of $1.6 million in 2009 included severance and other benefit-related costs primarily related to the previously announced resignation of the Company’s former Chief Financial Officer in November 2009, as well as other employees who were terminated during the year. No similar costs were incurred in 2008. In 2009, the Company’s Board completed its review of financial and strategic alternatives. Also during 2009, the Company resolved a proxy contest by adding two new outside trustees to the Board. Costs incurred for the strategic review and proxy contest in 2009 were $1.6 million with no similar costs in 2008. As part of a continuous review of future growth opportunities, in the fourth quarter of 2009, the Company determined that there were better investment alternatives than continuing to pursue the pre-development of the Northpointe Town Center in Jackson, Michigan. As such, the Company wrote off its land option payments, third-party due diligence expenses and capitalized general and administrative costs for this project, resulting in a non-recurring charge of $1.2 million. The Company abandoned various projects totaling $0.7 million in 2008. In 2008, the Company recognized a non-recurring impairment charge of $5.1 million relating to its Ridgeview Crossing shopping center in Elkin, North Carolina. There were no impairment charges on real estate assets in 2009.

Interest expense decreased $5.4 million, or 14.9%, to $31.1 million in 2009, compared to $36.5 million in 2008. The summary below identifies the components of the net decrease:

			Increase
	2009	2008	(Decrease)

Average total loan balance	$629,246	$677,497	$(48,251)
Average rate	5.1%	5.6%	(0.5)%

Total interest on debt	$32,030	$38,219	$(6,189)
Amortization of loan fees	875	971	(96)
Interest on capital lease obligation	410	425	(15)
Capitalized interest and other	(2,227)	(3,097)	870

	$31,088	$36,518	$(5,430)

Other

Gain on sale of real estate assets decreased $14.6 million, to $5.0 million in 2009, as compared to $19.6 million in 2008. The decrease in the gain on sale of real estate assets is due primarily to the recognition of the gains on the sale of the Mission Bay Plaza shopping center to our Ramco/Lion Venture LP joint venture in the first quarter of 2008 and the sale of the Plaza at Delray shopping center to a joint venture with an investor advised by Heitman LLC in the third quarter of 2008. In the third quarter 2009, the Company sold two net leased Wal-Marts at the Northwest Crossing and Taylors Square shopping centers.

Earnings from unconsolidated entities represent our proportionate share of the earnings of various joint ventures in which we have an ownership interest. Earnings from unconsolidated entities was $1.3 million in 2009, compared to $2.5 million in 2008, a decrease of $1.2 million. In 2009, earnings from unconsolidated entities decreased approximately $0.7 million from the Ramco 450 Venture LLC joint venture and approximately $0.2 million from the Ramco/Lion Venture LP joint venture. The decrease was primarily the result of the bankruptcy of Linens ’n Things and Circuit City that closed stores in the second half of 2008 at joint venture properties in which the Company holds an ownership interest.

Discontinued operations increased $3.0 million in 2009 due to the gain on the sale of Taylor Plaza of $2.9 million in 2009 and the loss on the sale of Highland Square of $0.5 million in 2008.

Noncontrolling interest in subsidiaries represents the income attributable to the portion of the Operating Partnership not owned by the Company. Noncontrolling interest in subsidiaries in 2009 decreased $1.7 million, to $2.2 million, compared to $3.9 million in 2008. The decrease is primarily attributable to the noncontrolling interest’s proportionate share of the lower gain on the sale of real estate assets in 2009 compared to 2008.

Comparison of the Year Ended December 31, 2008 to the Year Ended December 31, 2007

For purposes of comparison between the years ended December 31, 2008 and 2007, “Same Center” refers to the shopping center properties owned by consolidated entities for the period from January 1, 2007 through December 31, 2008.

For purposes of comparison between the years ended December 31, 2008 and 2007, “Redevelopments” refers to any shopping center properties under redevelopment during the period from January 1, 2007 through December 31, 2008.

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

Revenues

Total revenues decreased $10.6 million, or 7.3%, to $134.6 million in 2008, as compared to $145.2 million in 2007. The decrease in total revenues was primarily the result of a $5.7 million decrease in minimum rents and a $3.0 million decrease in recoveries from tenants.

Minimum rents decreased $5.7 million, or 5.9%, to $90.3 million in 2008 as follows:

	Increase (Decrease)
	Amount
	(In millions)	Percentage

Same Center	$0.2	0.2%
Acquisition	3.4	3.5%
Dispositions	(9.3)	(9.6)%

	$(5.7)	(5.9)%

The increase in Same Center minimum rents was principally attributable to two major tenants signing new leases at two of our properties in 2008, partially offset by the bankruptcy of Linens ’n Things in 2008 that closed at one of our centers, and an adjustment to straight-line accounts receivable rent in 2007.

Recoveries from tenants decreased $3.0 million, or 8.1%, to $34.3 million in 2008 as follows:

	Increase (Decrease)
	Amount
	(In millions)	Percentage

Same Center	$0.5	1.3%
Acquisition	1.0	2.8%
Redevelopments	(0.8)	(2.3)%
Dispositions	(3.7)	(9.9)%

	$(3.0)	(8.1)%

The increase in recoveries from tenants for the Same Center properties was due primarily to expanding our electricity resale program in certain of our properties, partially offset by the impact of redevelopment activity. Our overall recovery ratio was 97.0% in 2008 compared to 98.1% in 2007.

Recoverable operating expenses, which includes real estate tax expense, are a component of our recovery ratio. These expenses decreased $2.7 million, or 7.1%, to $35.3 million in 2008 as follows:

	Increase (Decrease)
	Amount
	(In millions)	Percentage

Same Center	$0.5	1.5%
Acquisition	0.9	2.4%
Redevelopments	(0.8)	(2.0)%
Dispositions	(3.3)	(9.0)%

	$(2.7)	(7.1)%

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

Expenses

Total expenses decreased $5.7 million, or 4.2%, to $129.4 million in 2008 as compared to $135.1 million in 2007. The decrease was mainly driven by decreases in interest expense of $6.1 million, depreciation and amortization of $4.3 million, and recoverable operating expenses of $2.7 million, partially offset by a $5.6 million loss on restructuring charges, impairment of real estate assets and other items and a $1.0 million increase in general and administrative expenses.

Depreciation and amortization expense decreased $4.3 million, or 12.0%, in 2008 as follows:

	Increase (Decrease)
	Amount
	(In millions)	Percentage

Same Center	$1.3	3.6%
Acquisition	1.4	3.9%
Redevelopments	(4.0)	(11.0)%
Dispositions	(3.0)	(8.5)%

	$(4.3)	(12.0)%

Offsetting the decrease in depreciation and amortization expense, same centers increased $1.3 million due to the write off of assets for the bankruptcy of Linens ’n Things and Circuit City. The $4.0 million decrease in Redevelopments was directly related to a center we demolished in late December 2007 in anticipation of redevelopment.

General and administrative expense was $15.1 million in 2008, as compared to $14.1 million in 2007, an increase of $1.0 million, or 7.2%. The increase in general and administrative expenses was primarily attributable to an increase in salary-related expenses of approximately $2.0 million, mainly the result of additional hiring following the expansion of our infra-structure related to increased joint venture activity and asset management. The increase in general and administrative expenses was also due to an additional $0.4 million arbitration award in 2008 to a third-party relating to the alleged breach by the Company of a property management agreement. These increases in general and administrative expenses were offset by a decrease primarily due to an increase of approximately $1.3 million in the portion of costs charged to development and redevelopment projects and capitalized in 2008, compared to 2007. General and administrative expenses were also impacted by a decrease in income tax expense of approximately $0.2 million in 2008, mainly the result of a Michigan Business Tax adjustment.

Restructuring, impairment of real estate assets, and other items increased $5.6 million, to $5.8 million in 2008, compared to $0.2 million in 2007. In the fourth quarter of 2008, the Company recognized a non-recurring impairment charge of $5.1 million relating to the Company’s Ridgeview Crossing shopping center in Elkin, North Carolina. The Company also abandoned various projects totaling $0.7 million in 2008.

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

Other

Gain on sale of real estate assets decreased $13.0 million, to $19.6 million in 2008, as compared to $32.6 million in 2007. In 2008, the Company sold the Plaza at Delray shopping center to a joint venture in which we have an ownership interest, sold land parcels at Hartland Towne Square, and recognized the deferred gain of $11.7 million on the sale of Mission Bay Plaza to a joint venture in which it has a 30% ownership interest. In 2007, the Company sold Chester Springs Shopping Center to our Ramco 450 Venture LLC joint venture, sold the Shoppes of Lakeland and Kissimmee West to our Ramco HHF KL LLC joint venture, and sold land parcels at River City Marketplace.

Earnings from unconsolidated entities represents our proportionate share of the earnings of various joint ventures in which we have an ownership interest. Earnings from unconsolidated entities were $2.5 million in both 2008 and 2007. During 2008, earnings from unconsolidated entities increased by approximately $0.4 million from the Ramco 450 Venture LLC, Ramco 191 LLC, Ramco HHF KL LLC, and Ramco HHF NP LLC joint ventures, offset by a $0.4 million decrease in earnings from the Ramco/Lion Venture LP joint venture that resulted primarily from the bankruptcy of a certain national retailer that closed stores at four of the joint venture properties in which the Company holds an ownership interest. In April 2007, we purchased the remaining 80% ownership interest in Ramco Jacksonville LLC (“Jacksonville”) and we have consolidated Jacksonville in our results of operations since the date of acquisition.

Discontinued operations decreased $0.6 million in 2008 due to the loss on the sale of Highland Square of $0.5 million.

Noncontrolling interest in subsidiaries represents the income attributable to the portion of the Operating Partnership not owned by the Company. Noncontrolling interest in subsidiaries in 2008 decreased $3.4 million, to $3.9 million, as compared to $7.3 million in 2007. The decrease is primarily attributable to the lower gain on the sale of real estate assets.

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

As part of our business plan to de-leverage the Company and strengthen our financial position, on September 16, 2009, the Company issued 12.075 million common shares of beneficial interest, at $8.50 per share. The Company received net proceeds from the offering of approximately $96.2 million after deducting underwriting discounts, commissions and transaction expenses payable by the Company. The net proceeds from the offering were used to reduce outstanding borrowings.

As opportunities arise and market conditions permit, we will continue to pursue the strategy of selling mature properties or non-core assets which have less potential for growth or are not viable for redevelopment.. Our ability to obtain acceptable selling prices and satisfactory terms and financing will impact the timing of future sales. The Company expects any net proceeds from the sale of properties would be used to reduce outstanding debt. The Company used approximately $23.5 million in net proceeds from real estate asset sales in the third quarter of 2009 to pay down outstanding debt, and expects any net proceeds from the future sale of properties to be used to further reduce debt.

Development and redevelopment activity in 2009 was financed generally through cash provided from operating activities, asset sales, mortgage refinancings, and an increase in borrowings under the Company’s Credit Facility.

Total debt outstanding was approximately $552.6 million at December 31, 2009, as compared to $662.6 million at December 31, 2008.

The following is a summary of our cash flow activities (dollars in thousands):

	Year Ended December 31,
	2009	2008	2007

Cash provided by operating activities	$48,064	$26,998	$85,988
Cash (used in) provided by investing activities	(3,445)	33,602	23,182
Cash used in financing activities	(41,114)	(70,282)	(105,743)

For the year ended December 31, 2009, we generated $48.1 million in cash flows from operating activities, as compared to $27.0 million in 2008. Cash flows from operating activities were higher in 2009 mainly due to lower net cash outflows for accounts payable and accrued expenses and higher net cash inflows for accounts receivable. In 2009, investing activities used $3.4 million of cash flows, as compared to $33.6 million provided by investing activities in 2008. Cash flows from investing activities were lower in 2009, due to significantly lower cash received from sales of real estate assets, lower investments in real estate and the repayment of a note receivable from a joint venture in 2008. In 2009, cash flows used in financing activities were $41.1 million, as compared to $70.3 million in 2008. In September 2009, the Company raised net proceeds of $96.2 million in an equity offering and used the proceeds to pay down outstanding debt. As a result, along with the paydown of debt from net proceeds received from real estate asset sales in 2009, the Company had higher net paydowns of mortgages and notes payable than in the prior year. Additionally, in 2009, the Company had significantly lower distributions to shareholders and operating partnership unit holders, as compared to 2008.

Dividends

Under the Code, as a REIT we must distribute annually to our shareholders at least 90% of our REIT taxable income, excluding net capital gain. Distributions paid are at the discretion of our Board of Trustees and depend on our actual net income available to common shareholders, cash flow, financial condition, capital requirements, restrictions in financing arrangements, the annual distribution requirements under REIT provisions of the Code and such other factors as our Board of Trustees deems relevant.

We declared a quarterly cash dividend distribution of $0.1633 per common share paid to shareholders of record on December 20, 2009, as compared to the dividend paid in the same quarter of 2008 of $0.2313 per share. The quarterly dividend was reduced to $0.2313 per common share in the fourth quarter of 2008, from $0.4625 per common share in each of the first three quarters of 2008. To strengthen the Company’s liquidity position, the Board of Trustees elected to keep the aggregate distribution dollars relatively constant when additional common shares were issued in September 2009. Therefore, the distribution per common share was reduced in proportion to the new common shares issued, to $0.1633 per common share in the third quarter of 2009. The cash we estimate to retain annually from the reduced dividend as compared to the first three quarters of 2008 is approximately $17.7 million and will be used to fund our future capital requirements. Our dividend policy has not changed in that we expect to continue making distributions to shareholders of at least 90% of our REIT taxable income, excluding net capital gain, in order to maintain qualification as a REIT. We satisfied the REIT requirement with distributed common and preferred share cash dividends of $18.7 million in 2009, $29.9 million in 2008 and $36.4 million in 2007.

Distributions paid by the Company are funded from cash flows from operating activities. To the extent that cash flows from operating activities were insufficient to pay total distributions for any period, alternative funding sources were used as shown in the following table. Examples of alternative funding sources may include proceeds from sales of real estate assets and bank borrowings. Although the Company may use alternative sources of cash to fund distributions in a given period, we expect that distribution requirements for an entire year will be met with cash flows from operating activities. The following table presents the Company’s total distributions compared to cash provided by operating activities, as well as any alternative sources of funding for distributions used if a deficiency existed for a given period.

	Year Ended December 31,
	2009	2008	2007

Cash provided by operating activities	$48,064	$26,998	$85,988
Cash distributions to common shareholders	(17,974)	(34,338)	(32,156)
Cash distributions to operating partnership unit holders	(2,503)	(6,059)	(5,360)
Distributions to noncontrolling partners	(54)	(53)	(121)

Total distributions	(20,531)	(40,450)	(37,637)

Surplus (deficiency)	$27,533	$(13,452)	$48,351

Alternative sources of funding for distributions:
Proceeds from sales of real estate assets	n/a	$74,269	n/a
Total sources of alternative funding for distributions	n/a	$74,269	n/a

n/a — Not applicable

Debt

In December 2009, the Company closed on a new $217 million secured credit facility consisting of a $150 million secured revolving credit facility and a $67 million amortizing secured term loan facility. The terms of the Credit Facility provide that the revolving credit facility may be increased by up to $50 million at the Company’s request, dependent upon there being one or more lenders willing to acquire the additional commitment, for a total secured credit facility commitment of $267 million. The secured revolving credit facility matures in December 2012 and bears interest at LIBOR plus 350 basis points with a 2% LIBOR floor. The amortizing secured term loan facility also bears interest at LIBOR plus 350 basis points with a 2% LIBOR floor and requires a $33 million payment by September 2010 and a final payment of $34 million by June 2011. The Credit Facility is secured by mortgages on various properties that have an approximate net book value of $291.9 million as of December 31, 2009. The Credit Facility amended and restated the Company’s former $250 million unsecured credit facility which was comprised of a $150 million unsecured revolving credit facility and $100 million unsecured term loan facility.

Also in December 2009, the Company amended its secured revolving credit facility for The Towne Center at Aquia, reducing the facility from $40.0 million to $20.0 million. The revolving credit facility securing The Town Center at Aquia bears interest at LIBOR plus 350 basis points with a 2% LIBOR floor and matures in December 2010, with two, one-year extensions at the Company’s option. Additionally in December 2009, the Company paid off the $22.7 million loan securing the West Oaks II and Spring Meadows shopping centers.

It is anticipated that funds borrowed under the Company’s credit facilities will be used for general corporate purposes, including working capital, capital expenditures, the repayment of indebtedness or other corporate activities. For further information on the credit facilities and other debt refer to Note 9 to the Consolidated Financial Statements.

The Company has $80.1 million in scheduled debt maturities in 2010, which includes $41.3 million of scheduled amortization payments. The $41.3 million of scheduled amortization payments consists of $33.0 million for the Company’s secured term loan facility, $5.0 million for the Company’s secured revolving credit facility on The Town Center at Aquia, and $3.3 million for various other mortgages and notes payable. Debt principal maturities in 2010 include the Company’s secured revolving credit facility on The Town Center at Aquia ($20.0 million outstanding at December 31, 2009), and fixed rate mortgages on Promenade at Pleasant Hill ($12.9 million outstanding at December 31, 2009), Publix at River Crossing ($3.1 million outstanding at December 31, 2009) and fixed rate purchase money mortgages on Parkway Shops ($6.9 million outstanding at December 31, 2009). As discussed above, the Company retains the option to extend the revolving credit facility securing The Town Center at Aquia to December 2012. With respect to the various fixed rate mortgage and floating rate mortgages, it is the Company’s intent to refinance these mortgages and notes payable upon or shortly prior to their expiration. However, there can be no assurance that the Company will be able to refinance its debt on commercially reasonable or any other terms.

Under terms of various debt agreements, we may be required to maintain interest rate swap agreements to reduce the impact of changes in interest rates on our floating rate debt. We have interest rate swap agreements with an aggregate notional amount of $100.0 million at December 31, 2009. Based on rates in effect at December 31, 2009, the agreements provide for fixed rates ranging from 6.4% to 6.7% and all expire in December 2010.

After taking into account the impact of converting our variable rate debt into fixed rate debt by use of the interest rate swap agreements, at December 31, 2009 our variable rate debt accounted for approximately $93.5 million of outstanding debt with a weighted average interest rate of 5.0%. Variable rate debt accounted for approximately 16.9% of our total debt and 10.7% of our total capitalization.

At December 31, 2009, the Company has $524.4 million of mortgage loans, both fixed and floating rate, encumbering our consolidated properties, including $179.0 million of mortgage loans under the Company’s secured credit facilities. We also have $537.7 million of mortgage loans on properties held by our unconsolidated joint ventures (of which our pro rata share is $138.7 million). Such mortgage loans are generally non-recourse, subject to certain exceptions for which we would be liable for any resulting losses incurred by the lender. These exceptions vary from loan to loan but generally include fraud or a material misrepresentation, misstatement or omission by the borrower, intentional or grossly negligent conduct by the borrower that harms the property or results in a loss to the lender, filing of a bankruptcy petition by the borrower, either directly or indirectly, and certain environmental liabilities. In addition, upon the occurrence of certain of such events, such as fraud or filing of a bankruptcy petition by the borrower, we would be liable for the entire outstanding balance of the loan, all interest accrued thereon and certain other costs, penalties and expenses.

The unconsolidated joint ventures in which our Operating Partnership owns an interest and which are accounted for by the equity method of accounting are subject to mortgage indebtedness, which in most instances is non-recourse. At December 31, 2009, mortgage debt for the unconsolidated joint ventures was $537.7 million, of which our pro rata share was $138.7 million with a weighted average interest rate of 6.5%. Fixed rate debt for the unconsolidated joint ventures was $508.7 million at December 31, 2009. Our pro rata share of the fixed rate debt amounted to $133.1 million, or 95.9% of our total pro rata share of such debt. The mortgage debt of $11.0 million at Peachtree Hill, a shopping center owned by our Ramco 450 Venture LLC, is recourse debt. The loan is secured by unconditional guarantees of payment and performance by Ramco 450 Venture LLC, the Company, and the Operating Partnership.

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

In 2007, we formed Ramco RM Hartland SC LLC (formerly Ramco Highland Disposition LLC), a joint venture with Hartland Realty Partners LLC to develop Hartland Towne Square, a traditional community center in Hartland, Michigan. We own 20% of the joint venture and our joint venture partner owns 80%. As of December 31, 2009, the joint venture has $8.5 million of variable rate debt and $11.8 million of fixed rate debt.

In 2007, we formed Ramco Jacksonville North Industrial LLC, a joint venture formed to develop land adjacent to our River City Marketplace shopping center. We own 5% of the joint venture and our joint venture partner owns 95%. As of December 31, 2009, the joint venture has $0.7 million of variable rate debt.

During 2007, we acquired the remaining 80% interest in Ramco Jacksonville LLC, an entity that was formed to develop a shopping center in Jacksonville, Florida.

Contractual Obligations

The following are our contractual cash obligations as of December 31, 2009 (dollars in thousands):

		Payments Due by Period
		Less than	1 - 3	4 - 5	After 5
Contractual Obligations	Total	1 year	years	years	years

Mortgages and notes payable, principal	$552,551	$80,103	$202,114	$65,901	$204,433
Interest on mortgages and notes payable	158,668	30,656	50,368	28,089	49,555
Employment contracts	1,203	466	737	—	—
Capital lease	8,663	677	1,354	6,632	—
Operating leases	5,241	909	1,854	1,659	819
Unconditional construction cost obligations	20,114	20,114	—	—	—

Total contractual cash obligations	$746,440	$132,925	$256,427	$102,281	$254,807

We anticipate that the combination of cash on hand, cash provided from operating activities, the availability under the Credit Facility ($56.7 million at December 31, 2009, plus up to an additional $50 million dependent upon there being one or more lenders willing to acquire the additional commitment), our access to the capital markets and the sale of existing properties will satisfy our expected working capital requirements through at least the next 12 months. Although we believe that the combination of factors discussed above will provide sufficient liquidity, no assurance can be given.

At December 31, 2009, we did not have any contractual obligations that required or allowed settlement, in whole or in part, with consideration other than cash.

Mortgages and notes payable

See the analysis of our debt included in “Liquidity and Capital Resources” above.

Employment Contracts

At December 31, 2009, we had an employment contract with our President, Chief Executive Officer that contains minimum guaranteed compensation.

Operating and Capital Leases

We lease office space for our corporate headquarters and our Florida office under operating leases. We also have an operating lease at our Taylors Square shopping center and a capital ground lease at our Gaines Marketplace shopping center.

Construction Costs

In connection with the development and expansion of various shopping centers as of December 31, 2009, we have entered into agreements for construction activities with an aggregate cost of approximately $20.1 million.

Planned Capital Spending

The Company is focusing on its core strengths of enhancing the value of our existing portfolio of shopping centers through successful leasing efforts and completing those redevelopment projects in 2010 that are currently in progress. In addition, during 2009, there was no significant acquisition activity.

During 2009, we spent approximately $7.6 million on revenue-generating capital expenditures, including tenant improvements, leasing commissions paid to third-party brokers, legal costs relative to lease documents and capitalized leasing and construction costs. These types of investments generate a return through rents from tenants over the terms of their leases. Revenue-enhancing capital expenditures, including expansions, renovations and repositionings, were approximately $16.4 million in 2009. Revenue neutral capital expenditures, such as roof and parking lot repairs, which are anticipated to be recovered from tenants, amounted to approximately $1.8 million in 2009.

In 2010, we anticipate spending approximately $19.9 million for revenue-generating, revenue-enhancing and revenue neutral capital expenditures, including approximately $10.5 million for redevelopment projects.

Capitalization

At December 31, 2009, our market capitalization amounted to $875.1 million. Market capitalization consisted of $552.6 million of debt (including property-specific mortgages, a secured Credit Facility consisting of a secured term loan credit facility and a secured revolving credit facility, the secured revolving credit facility on The Town Center at Aquia, and a Junior Subordinated Note), and $322.5 million of common shares (based on the closing price of $9.54 per share on December 31, 2009) and Operating Partnership units at market value. Our ratio of debt to total market capitalization was 63.1% at December 31, 2009, as compared to 83.3% at December 31, 2008. The decrease in total debt to market capitalization was due to using proceeds from the equity offering and real estate asset sales in the third quarter of 2009 to pay down debt and the impact of the increase in the price per common share from $6.18 at December 31, 2008 to $9.54 at December 31, 2009. After taking into account the impact of converting our variable rate debt into fixed rate debt by use of interest rate swap agreements, our outstanding debt at December 31, 2009 had a weighted average interest rate of 6.0% and consisted of $459.1 million of fixed rate debt and $93.5 million of variable rate debt. Outstanding letters of credit issued under the Credit Facility totaled approximately $1.3 million at December 31, 2009.

At December 31, 2009, the noncontrolling interest in the Operating Partnership represented a 8.6% ownership in the Operating Partnership. The OP Units may, under certain circumstances, be exchanged for our common shares of beneficial interest on a one-for-one basis. We, as sole general partner of the Operating Partnership, have the option, but not the obligation, to settle exchanged OP Units held by others in cash based on the current trading price of our common shares of beneficial interest. Assuming the exchange of all OP Units, there would have been 33,809,728 of our common shares of beneficial interest outstanding at December 31, 2009, with a market value of approximately $322.5 million.

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

The following table illustrates the calculations of FFO (in thousands, except per share data):

	Years Ended December 31,
	2009	2008	2007

Net income attributable to RPT common shareholders(1)	$13,720	$23,501	$34,260
Add:
Preferred share dividends	—	—	3,146
Loss on redemption of preferred shares	—	—	1,269
Depreciation and amortization expense	36,819	37,850	40,924
Noncontrolling interest in partnership:
Continuing operations	1,793	3,922	7,215
Discontinued operations	423	(27)	95
Less:
Gain on sale of depreciable property(2)	(4,571)	(18,347)	(29,869)
Discontinued operations, loss (gain) on sale of property	(2,886)	463	—

Funds from operations	45,298	47,362	57,040
Less:
Preferred stock dividends(3)	—	—	(2,065)

Funds from operations attributable to RPT common shareholders, assuming conversion of OP units(4)	$45,298	$47,362	$54,975

Weighted average equivalent shares outstanding, diluted(3)	25,112	21,397	21,449

Net income per diluted share to FFO per diluted share reconciliation:
Net income per diluted share(1)	$0.62	$1.27	$1.91
Add:
Depreciation and amortization expense	1.47	1.77	1.91
Noncontrolling interest in partnership:
Continuing Operations	0.07	0.18	0.34
Discontinued Operations	—	—	—
Discontinued operations, loss (gain) on sale of property	(0.11)	0.02	—
Less:
Gain on sale of depreciable real estate(2)	(0.18)	(0.86)	(1.39)
Assuming conversion of OP units	(0.07)	(0.17)	(0.11)

Funds from operations per diluted share	1.80	2.21	2.66
Less:
Preferred Stock dividends, net	—	—	(0.10)

Funds from operations attributable to RPT common shareholders per diluted share, assuming conversion of OP units	$1.80	$2.21	$2.56

(1)	In 2008, an impairment charge in the amount of $5,103 was included in our FFO calculations.

(2)	Excludes gain on sale of undepreciated land of $439, $1,248, and $2,774, for 2009, 2008, and 2007, respectively.

(3)	In 2007, the Series C Preferred Shares were dilutive and therefore, the dividends paid were not included in the calculation of our diluted FFO.

(4)	In 2007, loss on redemption of preferred shares in the amount of $1,269 was not included in our FFO calculations.

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

Recent Accounting Pronouncements

In March 2008, the FASB updated ASC 815 “Derivatives and Hedging”, requiring entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. The update also requires entities to disclose additional information about the amounts and location of derivatives included within the financial statements, how the provisions of the accounting guidance have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. The new accounting guidance was effective for fiscal years and interim periods beginning after November 15, 2008. The Company implemented the provisions of the standard in the first quarter of 2009. The application did not have a material effect on the Company’s results of operations or financial position because it only included new disclosure requirements. Refer to Note 11 of the Notes to the Consolidated Financial Statements for further information.

In June 2008, the FASB updated ASC 260 “Earnings Per Share” to clarify that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are considered participating securities and should be included in the calculation of basic earnings per share using the two-class method. This new accounting rule was effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. All prior period earnings per share amounts presented were required to be adjusted retrospectively. Accordingly, the Company adopted the provisions of this standard in the first quarter of 2009. The adoption did not have a material effect on the Company’s consolidated financial condition, results of operations, or cash flows. Refer to Note 13 of the Notes to the Consolidated Financial Statements for the calculation of earnings per share.

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

In May 2009, the FASB issued ASC 855, “Subsequent Events”, requiring that an entity shall recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. The new accounting provisions were effective for interim or annual financial periods ending after June 15, 2009, to be applied prospectively. Accordingly, the Company adopted the provisions in the second quarter of 2009. The adoption of the provisions did not have a material effect on the Company’s consolidated financial condition, results of operations, or cash flows. Refer to Note 23 of the Notes to the Consolidated Financial Statements for the Company’s disclosure on subsequent events.

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

In August 2009, the FASB issued ASU 2009-05, “Fair Value Measurements and Disclosures — Measuring Liabilities at Fair Value,” which updates ASC 820-10. The update clarifies that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques:

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

We have exposure to interest rate risk on our variable rate debt obligations. We are not subject to any foreign currency exchange rate risk or commodity price risk, or other material rate or price risks. Based on our debt and interest rates and the interest rate swap agreements in effect at December 31, 2009, a 100 basis point change in interest rates would affect our annual earnings and cash flows by between approximately $0.9 million and $1.7 million. We believe that a 100 basis point change in interest rates would impact the fair value of our total outstanding debt at December 31, 2009 by approximately $13.6 million.

Under terms of various debt agreements, we may be required to maintain interest rate swap agreements to reduce the impact of changes in interest rates on our floating rate debt. We have interest rate swap agreements with an aggregate notional amount of $100.0 million at December 31, 2009. Based on rates in effect at December 31,

2009, the interest rate swap agreements provide for fixed rates ranging from 6.4% to 6.7% and expire December 2010.

The following table sets forth information as of December 31, 2009 concerning our long-term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates of maturing amounts and fair market value (dollars in thousands):

								Fair
	2010	2011	2012	2013	2014	Thereafter	Total	Value

Fixed-rate debt	$56,637	$57,990	$74,126	$33,651	$32,250	$204,433	$459,087	$443,415
Average interest rate	7.0%	7.0%	6.6%	5.5%	5.5%	5.8%	6.2%	6.5%
Variable-rate debt	$23,466	$17,962	$52,036	$—	$—	$—	$93,464	$93,464
Average interest rate	5.5%	5.4%	4.7%	—	—	—	5.1%	5.1%

We estimated the fair value of our fixed rate mortgages using a discounted cash flow analysis, based on our incremental borrowing rates for similar types of borrowing arrangements with the same remaining maturity. Considerable judgment is required to develop estimated fair values of financial instruments. The table incorporates only those exposures that exist at December 31, 2009 and does not consider those exposures or positions which could arise after that date or firm commitments as of such date. Therefore, the information presented therein has limited predictive value. Our actual interest rate fluctuations will depend on the exposures that arise during the period and on interest rates.

Item 8.	Financial Statements and Supplementary Data.

Our consolidated financial statements and supplementary data are included as a separate section in this Annual Report on Form 10-K commencing on page F-1 and are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (“Exchange Act”), such as this report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the design control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We carried out an assessment as of December 31, 2009 of the effectiveness of the design and operation of our disclosure controls and procedures. This assessment was done under the supervision and with the participation of management, including our Chief Executive Officer and Interim Chief Financial Officer. Based on such evaluation, our management, including our Chief Executive Officer and Interim Chief Financial Officer, concluded that such disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2009.

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

Management of the Company conducted an assessment of our internal controls over financial reporting as of December 31, 2009 using the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2009.

Our independent registered public accounting firm, Grant Thornton LLP, has issued an attestation report on our internal control over financial reporting. Their report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Trustees and shareholders
Ramco-Gershenson Properties Trust

We have audited Ramco-Gershenson Properties Trust and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Ramco-Gershenson Properties Trust and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ramco-Gershenson Properties Trust and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income and comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2009 and our report dated March 12, 2010 expressed an unqualified opinion.

/s/  Grant Thornton LLP

Southfield, Michigan
March 12, 2010

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

The information required by this Item is incorporated herein by reference to our proxy statement for the 2010 annual meeting of shareholders (the “Proxy Statement”) under the captions “Proposal 1-Election of Trustees — Trustees and Executive Officers,” “Proposal 1-Election of Trustees — Committees of the Board,” “Proposal 1-Election of Trustees — Corporate Governance,” and “Additional Information — Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11.	Executive Compensation.

The information required by this Item is incorporated herein by reference to our Proxy Statement under the captions “Proposal 1-Election of Trustees — Trustee Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” and “Executive Compensation Tables.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding our equity compensation plans as of December 31, 2009:

Number of Securities
	Number of Securities				Remaining Available
	to be Issued		Weighted-Average		for Future Issuances
	Upon Exercise of		Exercise Price of		Under Equity Compensation
	Outstanding Options,		Outstanding Options,		Plans (Excluding Securities
	Warrants and Rights		Warrants and Rights		Reflected in Column (a))
Plan Category	(a)		(b)		(c)

Equity compensation plans approved by security holders(1)	513,455	(2)	$28.47	(3)	911,308	(4)
Equity compensation plans not approved by security holders	—		—		—

Total	513,455		$28.47		911,308

(1)	Consists of grants made under the 1996 Share Option Plan, 1997 Non-Employee Trustee Stock Option Plan, 2003 Long-Term Incentive Plan, 2003 Non-Employee Trustee Stock Option Plan, and 2008 Restricted Share Plan for Non-employee Trustees.

(2)	Consists of 324,720 options outstanding, 65,043 deferred common shares (see Note 17 of the Consolidated Financial Statements) and 123,692 shares of restricted stock issuable on the satisfaction of applicable performance measures. The number of shares of restricted stock overstates dilution to the extent we do not satisfy the applicable performance measures. In particular, subsequent to December 31, 2009, the Compensation Committee determined that we did not achieve certain performance measures underlying restricted share grants, resulting in the forfeiture of 37,800 shares of restricted stock that are listed in this column as outstanding as of December 31, 2009.

(3)	Solely consists of outstanding options, as the deferred common shares and shares of restricted stock do not have an exercise price.

(4)	Includes 776,308 securities available for issuance under the 2009 Omnibus Long-Term Incentive Plan and 135,000 options available for issuance under the 2008 Restricted Share Plan for Non-Employee Trustees. There were no securities available for issuance under the 2003 Long-Term Incentive Plan.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) (1) Consolidated financial statements. See “Item 8 — Financial Statements and Supplementary Data.”

(2) Financial statement schedule. See “Item 8 — Financial Statements and Supplementary Data.”

(3) Exhibits

3.1	Amended and Restated Declaration of Trust of the Company, dated October 2, 1997, incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.
3.2	Articles of Amendment to Ramco-Gershenson Properties Trust Declaration of Trust, dated June 8, 2005, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K dated June 9, 2005.
3.3	Articles Supplementary to Ramco-Gershenson Properties Trust Declaration of Trust, incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K dated December 12, 2007.
3.4	By-Laws of the Company, as amended and restated as of March 10, 2008, incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
3.5	Articles Supplementary reclassifying 50,000 Series A Junior Participating Shares of Beneficial Interest as filed with the State Department of Assessment and Taxation of Maryland on or about March 31, 2009, incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K dated March 31, 2009.
3.6	Articles Supplementary Classifying 50,000 Series A Junior Participating Shares of Beneficial Interest as authorized but unissued and unclassified preferred shares of the Company, as filed with the State Department of Assessment and Taxation of Maryland on or about September 8, 2009, incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K dated September 9, 2009.
4.1	Amended and Restated Fixed Rate Note ($110 million), dated March 30, 2007, by and Between Ramco Jacksonville LLC and JPMorgan Chase Bank, N.A., incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K dated April 16, 2007.
4.2	Amended and Restated Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated March 30, 2007, by and between Ramco Jacksonville LLC and JPMorgan Chase Bank, N.A., incorporated by reference to Exhibit 4.2 to Registrant’s Form 8-K dated April 16, 2007.
4.3	Assignment of Leases and Rents, dated March 30, 2007, by and between Ramco Jacksonville LLC and JPMorgan Chase Bank, N.A., incorporated by reference to Exhibit 4.3 to Registrant’s Form 8-K dated April 16, 2007.
4.4	Environmental Liabilities Agreement, dated March 30, 2007, by and between Ramco Jacksonville LLC and JPMorgan Chase Bank, N.A., incorporated by reference to Exhibit 4.4 to Registrant’s Form 8-K dated April 16, 2007.

4.5		Acknowledgment of Property Manager, dated March 30, 2007 by and between Ramco-Gershenson, Inc. and JPMorgan Chase Bank, N.A., incorporated by reference to Exhibit 4.6 to Registrant’s Form 8-K dated April 16, 2007.
4.6		Rights Agreement, dated as of March 25, 2009 between Ramco-Gershenson Properties Trust and American Stock Transfer & Trust Company, LLC which includes as Exhibits thereto of the Articles Supplementary, Form of Rights Certificate and the Summary of Terms attached thereto as Exhibit A, B and C, respectively, incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K dated March 31, 2009.
4.7		Amendment to Rights Agreement, dated September 8, 2009, between the Company and American Stock Transfer & Trust Company, LLC, incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K dated September 9, 2009.
10.1		1996 Share Option Plan of the Company, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1996.**
10.2		Registration Rights Agreement, dated as of May 10, 1996, among the Company, Dennis Gershenson, Joel Gershenson, Bruce Gershenson, Richard Gershenson, Michael A. Ward U/T/A dated 2/22/77, as amended, and each of the Persons set forth on Exhibit A attached thereto, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1996.
10.3		Exchange Rights Agreement, dated as of May 10, 1996, by and among the Company and each of the Persons whose names are set forth on Exhibit A attached thereto, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1996.
10.4		Change of Venue Merger Agreement dated as of October 2, 1997 between the Company (formerly known as RGPT Trust, a Maryland real estate investment trust), and Ramco- Gershenson Properties Trust, a Massachusetts business trust, incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.
10.5		Exchange Rights Agreement dated as of September 4, 1998 between Ramco-Gershenson Properties Trust, and A.T.C., L.L.C., incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1998.
10.6		Limited Liability Company Agreement of Ramco/West Acres LLC., incorporated by reference to Exhibit 10.53 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2001.
10.7		Assignment and Assumption Agreement dated September 28, 2001 among Flint Retail, LLC and Ramco/West Acres LLC and State Street Bank and Trust for holders of J.P. Mortgage Commercial Mortgage Pass-Through Certificates, incorporated by reference to Exhibit 10.54 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2001.
10.8		Limited Liability Company Agreement of Ramco/Shenandoah LLC., Incorporated by reference to Exhibit 10.41 to the Company’s on Form 10-K for the year ended December 31, 2001.
10.9		Purchase and Sale Agreement, dated May 21, 2002 between Ramco-Gershenson Properties, L.P. and Shop Invest, LLC., incorporated by reference to Exhibit 10.46 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002.
10.10		Ramco-Gershenson Properties Trust 2003 Long-Term Incentive Plan, incorporated by reference to Appendix B of the Company’s 2003 Proxy Statement filed on April 28, 2003.**
10.11		Amended and Restated Limited Partnership Agreement of Ramco/Lion Venture LP, dated as of December 29, 2004, by Ramco-Gershenson Properties, L.P., as a limited partner, Ramco Lion LLC, as a general partner, CLPF-Ramco, L.P. as a limited partner, and CLPF-Ramco GP, LLC as a general partner, incorporated by reference Exhibit 10.62 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.
10	.12*	Summary of Trustee Compensation Program.**
10.13		Form of Nonstatutory Stock Option Agreement, incorporated by reference Exhibit 10.66 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.**
10.14		Second Amended and Restated Limited Liability Company Agreement of Ramco Jacksonville LLC, dated March 1, 2005, by Ramco-Gershenson Properties , L.P. and SGC Equities LLC., incorporated by reference Exhibit 10.65 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2005.
10.15		Form of Restricted Stock Award Agreement Under 2003 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K dated June 16, 2006.**

10.16		Form of Trustee Stock Option Award Agreement Under 2003 Non-Employee Trustee Stock Option Plan, incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K dated June 16, 2006.**
10.17		Employment Agreement, dated as of August 1, 2007, between the Company and Dennis Gershenson, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007.**
10.18		Restricted Share Award Agreement Under 2008 Restricted Share Plan for Non-Employee Trustee, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008.**
10.19		Restricted Share Plan for Non-Employee Trustees, incorporated by reference to Appendix A of the Company’s 2008 Proxy Statement filed on April 30, 2008.**
10.20		Ramco-Gershenson Properties Trust 2009 Omnibus Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K, dated June 15, 2009. **
10.21		Amended and Restated Secured Master Loan Agreement, dated as of December 11, 2009, by and among Ramco-Gershenson Properties L.P., as Borrower, Ramco-Gershenson Properties Trust, as Guarantor, KeyBank National Association, as Agent, KeyBanc Capital Markets, as Sole Lead Manager and Arranger, JPMorgan Chase Bank, N.A. and Bank of America, N.A., as Co-Syndication Agents, Deutsche Bank Trust Company Americas, as Documentation Agent, and other specified banks which are a Party or may become Parties to such Agreement, incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K, dated December 17, 2009.
10.22		Amended and Restated Unconditional Guaranty of Payment and Performance, dated December 11, 2009, by Ramco-Gershenson Properties Trust, as Guarantor, in favor of KeyBank National Association and certain other lenders, incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K, dated December 17, 2009.
10.23		First Amended and Restated Revolving Credit Agreement, dated as of December 11, 2009, by and among Ramco-Gershenson Properties L.P., as Borrower, Ramco-Gershenson Properties Trust, as Guarantor, Ramco Virginia Properties, L.L.C., KeyBank National Association, as Agent, KeyBanc Capital Markets, as Sole Lead Manager and Arranger, and other specified banks which are a Party or may become Parties to such Agreement, incorporated by reference to Exhibit 10.3 to Registrant’s Form 8-K, dated December 17, 2009.
10.24		Separation Agreement and Release between Ramco-Gershenson Properties Trust and Richard J. Smith, dated December 23, 2009, incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K, dated December 29, 2009.
10.25		Employment Letter, dated February 16, 2010, between Ramco-Gershenson Properties Trust and Gregory R. Andrew, incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K, dated February 19, 2010.**
10.26		Change in Control Policy, dated March 1, 2010, incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K dated March 4, 2010.
10.27		2010 Executive Incentive Plan, dated March 1, 2010, incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K dated March 4, 2010.
10	.28*	Registration Rights Agreement, dated February 17, 2010, between Ramco-Gershenson Properties Trust and JCP Realty, Inc.
12	.1*	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
21	.1*	Subsidiaries
23	.1*	Consent of Grant Thornton LLP.
31	.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
**	Management contract or compensatory plan or arrangement

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

Ramco-Gershenson Properties Trust

Dated: March 12, 2010	By: /s/ Dennis E. Gershenson Dennis E. Gershenson, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of registrant and in the capacities and on the dates indicated.

Dated: March 12, 2010	By: /s/ Stephen R. Blank Stephen R. Blank, Chairman

Dated: March 12, 2010	By: /s/ Dennis E. Gershenson Dennis E. Gershenson, Trustee, President and Chief Executive Officer (Principal Executive Officer)

Dated: March 12, 2010	By: /s/ Arthur H. Goldberg Arthur H. Goldberg, Trustee

Dated: March 12, 2010	By: /s/ Robert A. Meister Robert A. Meister, Trustee

Dated: March 12, 2010	By: /s/ David J. Nettina David J. Nettina, Trustee

Dated: March 12, 2010	By: /s/ Matthew L. Ostrower Matthew L. Ostrower, Trustee

Dated: March 12, 2010	By: /s/ Joel M. Pashcow Joel M. Pashcow, Trustee

Dated: March 12, 2010	By: /s/ Mark K. Rosenfeld Mark K. Rosenfeld, Trustee

Dated: March 12, 2010	By: /s/ Michael A. Ward Michael A. Ward, Trustee

Dated: March 12, 2010	By: /s/ James H. Smith James H. Smith, Interim Chief Financial Officer (Principal Financial and Accounting Officer)

RAMCO-GERSHENSON PROPERTIES TRUST

Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Trustees and shareholders
Ramco-Gershenson Properties Trust

We have audited the accompanying consolidated balance sheets of Ramco-Gershenson Properties Trust (a Maryland corporation) and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ramco-Gershenson Properties Trust and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ramco-Gershenson Properties Trust and subsidiaries internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 12, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ GRANT THORNTON LLP

Southfield, Michigan
March 12, 2010

RAMCO-GERSHENSON PROPERTIES TRUST

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(In thousands, except per share amounts)

ASSETS
Investment in real estate, net	$804,295	$830,392
Cash and cash equivalents	8,800	5,295
Restricted cash	3,838	4,891
Accounts receivable, net	31,900	34,020
Notes receivable from unconsolidated entities	12,566	6,716
Equity investments in unconsolidated entities	97,506	95,867
Other assets, net	39,052	37,345

Total Assets	$997,957	$1,014,526

LIABILITIES AND SHAREHOLDERS’ EQUITY
Mortgages and notes payable	$552,551	$662,601
Accounts payable and accrued expenses	26,440	26,751
Distributions payable	5,477	4,945
Capital lease obligation	6,924	7,191

Total Liabilities	591,392	701,488
SHAREHOLDERS’ EQUITY
Ramco-Gershenson Properties Trust (“RPT”) shareholders’ equity:
Common shares of beneficial interest, par value $0.01, 45,000 shares authorized; 30,907 and 18,583 issued and outstanding as of December 31, 2009 and 2008, respectively	309	185
Additional paid-in capital	486,731	389,528
Accumulated other comprehensive loss	(2,149)	(3,328)
Cumulative distributions in excess of net income	(117,663)	(112,671)

Total RPT Shareholders’ Equity	367,228	273,714
Noncontrolling interest in subsidiaries	39,337	39,324

Total Shareholder’s Equity	406,565	313,038

Total Liabilities and Shareholders’ Equity	$997,957	$1,014,526

See notes to consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31,
	2009	2008	2007
	(In thousands, except
	per share amounts)

REVENUES:
Minimum rents	$83,281	$90,271	$95,935
Percentage rents	769	636	676
Recoveries from tenants	32,694	34,258	37,279
Fees and management income	4,916	6,484	6,831
Other income	2,480	2,980	4,484

Total revenues	124,140	134,629	145,205

EXPENSES:
Real estate taxes	18,280	18,344	19,666
Recoverable operating expenses	15,883	16,974	18,344
Depreciation and amortization	30,866	32,009	36,358
Other operating	3,714	4,611	3,785
General and administrative	13,448	15,121	14,108
Restructuring costs, impairment of real estate assets and other items	4,379	5,787	183
Interest expense	31,088	36,518	42,609

Total expenses	117,658	129,364	135,053

Income from continuing operations before gain on sale of real estate assets and earnings from unconsolidated entities	6,482	5,265	10,152
Gain on sale of real estate assets, net of taxes of $202, $2,237 and $4,418 in
2009, 2008 and 2007, respectively	5,010	19,595	32,643
Earnings from unconsolidated entities	1,328	2,506	2,496

Income from continuing operations	12,820	27,366	45,291

Discontinued operations:
Gain (loss) on sale of property	2,886	(463)	—
Income from operations	230	529	694

Income from discontinued operations	3,116	66	694

Net Income	15,936	27,432	45,985
Less: Net income attributable to the noncontrolling interest in subsidiaries	(2,216)	(3,931)	(7,310)
Preferred share dividends	—	—	(3,146)
Loss on redemption of preferred shares	—	—	(1,269)

Net income attributable to RPT common shareholders	$13,720	$23,501	$34,260

Basic earnings per RPT common share:
Income from continuing operations attributable to RPT common shareholders	$0.50	$1.27	$1.89
Income from discontinued operations attributable to RPT common shareholders	0.12	—	0.03

Net income attributable to RPT common shareholders	$0.62	$1.27	$1.92

Diluted earnings per RPT common share:
Income from continuing operations attributable to RPT common shareholders	$0.50	$1.27	$1.88
Income from discontinued operations attributable to RPT common shareholders	0.12	—	0.03

Net income attributable to RPT common shareholders	$0.62	$1.27	$1.91

Basic weighted average common shares outstanding	22,193	18,471	17,851

Diluted weighted average common shares outstanding	22,193	18,478	18,529

AMOUNTS ATTRIBUTABLE TO RPT COMMON SHAREHOLDERS:
Income from continuing operations attributable to RPT common shareholders	$11,027	$23,444	$33,661
Income from discontinued operations attributable to RPT common shareholders	2,693	57	599

Net income attributable to RPT common shareholders	$13,720	$23,501	$34,260

COMPREHENSIVE INCOME
Net income	$15,936	$27,432	$45,985
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swaps	1,334	(3,006)	(1,092)

Comprehensive income	17,270	24,426	44,893
Comprehensive income attributable to the noncontrolling interest in subsidiaries	(2,371)	(3,531)	(7,161)

Comprehensive income attributable to RPT common shareholders	$14,899	$20,895	$37,732

See notes to consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share amounts)

				Accumulated	Cumulative
		Common	Additional	Other	Distributions in	Noncontrolling	Total
	Preferred	Shares Par	Paid-In	Comprehensive	Excess of	Interest	Shareholders’
	Shares	Value	Capital	Income (Loss)	Net Income	in Subsidiaries	Equity

Balance, January 1, 2007	$75,518	$166	$335,738	$211	$(107,086)	$39,601	$344,148
Cash distributions declared	—	—	—	—	(33,274)	(5,522)	(38,796)
Preferred shares dividends declared	—	—	—	—	(3,146)	—	(3,146)
Stock options exercised	—	—	268	—	—	—	268
Share-based compensation expense	—	—	1,323	—	—	—	1,323
Redemption of 1,000 shares of Series B Preferred stock	(23,804)	—	(7)	—	(1,234)	—	(25,045)
Redemption of 31 shares of Series C Preferred stock	(853)	—	—	—	(35)	—	(888)
Conversion of 1,857 shares of Series C Preferred Shares to commom shares	(50,861)	19	50,842	—	—	—	—
Net income					38,675	7,310	45,985
Unrealized loss on interest rate swaps	—	—	—	(943)		(149)	(1,092)

Balance, December 31, 2007	—	185	388,164	(732)	(106,100)	41,240	322,757
Cash distributions declared	—	—	—	—	(29,884)	(5,437)	(35,321)
Restricted stock dividends	—	—	—	—	(188)	—	(188)
Share-based compensation expense	—	—	1,325	—	—	—	1,325
Stock options exercised	—	—	39	—	—	—	39
Net income	—	—	—	—	23,501	3,931	27,432
Unrealized loss on interest rate swaps	—	—	—	(2,596)	—	(410)	(3,006)

Balance, December 31, 2008	—	185	389,528	(3,328)	(112,671)	39,324	313,038
Cash distributions declared	—	—	—	—	(18,559)	(2,358)	(20,917)
Restricted stock dividends	—	—	—	—	(153)	—	(153)
Share-based compensation expense	—	—	1,087	—	—	—	1,087
Issuance of common shares	—	124	96,116	—	—	—	96,240
Net income				—	13,720	2,216	15,936
Unrealized gain on interest rate swaps	—	—	—	1,179	—	155	1,334

Balance, December 31, 2009	$—	$309	$486,731	$(2,149)	$(117,663)	$39,337	$406,565

See notes to consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Cash Flows from Operating Activities:
Net income	$15,936	$27,432	$45,985
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,866	32,009	36,358
Amortization of deferred financing costs	875	971	1,166
Gain on sale of real estate assets	(5,010)	(19,595)	(32,643)
Loss on impairment of real estate assets	—	5,103	—
Abandonment of pre-development sites	1,224	684	183
Earnings from unconsolidated entities	(1,328)	(2,506)	(2,496)
Discontinued operations	(230)	(529)	(694)
Distributions received from unconsolidated entities	3,836	6,389	5,934
Share-based compensation	1,291	1,325	1,323
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	2,120	(4,949)	379
Other assets	165	1,594	4,473
Accounts payable and accrued expenses	901	(22,189)	24,708

Net Cash Provided by Continuing Operating Activities	50,646	25,739	84,676
(Gain) loss on sale of Discontinued Operations	(2,886)	463	—
Operating Cash from Discontinued Operations	304	796	1,312

Net Cash Provided by Operating Activities	48,064	26,998	85,988

Cash Flows from Investing Activities:
Real estate developed or acquired, net of liabilities assumed	(21,598)	(67,880)	(87,133)
Investment in and notes receivable from unconsolidated entities	(10,922)	(6,079)	(38,177)
Payments on notes receivable from joint ventures	—	23,249	13,500
Proceeds from sales of real estate assets	22,985	74,269	132,997
Decrease in restricted cash	1,053	886	1,995

Net Cash (Used in) Provided by Continuing Investing Activities	(8,482)	24,445	23,182
Cash from Discontinued Operations Provided by Investing Activities	5,037	9,157	—

Net Cash (Used in) Provided by Investing Activities	(3,445)	33,602	23,182

Cash Flows from Financing Activities:
Cash distributions to common shareholders	(17,974)	(34,338)	(32,156)
Cash distributions to operating partnership unit holders	(2,503)	(6,059)	(5,360)
Cash dividends paid on preferred shares	—	—	(4,810)
Payment for deferred financing costs	(6,507)	(1,419)	(878)
Distributions to noncontrolling partners	(54)	(53)	(121)
Paydown of mortgages and notes payable	(286,235)	(195,758)	(317,102)
Borrowings on mortgages and notes payable	176,186	167,558	280,588
Reduction of capitalized lease obligation	(267)	(252)	(239)
Purchase and retirement of preferred shares	—	—	(25,933)
Net proceeds from issuance of common shares	96,240	—	—
Proceeds from exercise of stock options	—	39	268

Net Cash Used in Financing Activities	(41,114)	(70,282)	(105,743)

Net Increase (Decrease) in Cash and Cash Equivalents	3,505	(9,682)	3,427
Cash and Cash Equivalents, Beginning of Period	5,295	14,977	11,550

Cash and Cash Equivalents, End of Period	$8,800	$5,295	$14,977

Supplemental Cash Flow Disclosure, including Non-Cash Activities:
Cash paid for interest during the period	$28,783	$35,628	$41,936
Cash paid for federal income taxes	378	6,333	1,030
Capitalized interest	2,116	1,577	2,881
Assumed debt of acquired property and joint venture interests	—	—	12,197
Increase (decrease) in fair value of interest rate swaps	1,334	(3,006)	(1,092)
Decrease in deferred gain on sale of property	—	11,678	—

See notes to consolidated financial statements

RAMCO-GERSHENSON PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007
(Dollars in thousands)

1.	Organization and Summary of Significant Accounting Policies

Ramco-Gershenson Properties Trust, together with its subsidiaries (the “Company”), is a real estate investment trust (“REIT”) engaged in the business of owning, developing, acquiring, managing and leasing community shopping centers, regional malls and single tenant retail properties. At December 31, 2009, the Company owned interests in and managed a portfolio of 88 shopping centers, with approximately 19.8 million square feet of gross leaseable area (“GLA”) of which 15.3 million is owned by the Company, located in the Midwestern, Southeastern and Mid-Atlantic regions of the United States. The Company’s centers are usually anchored by discount department stores or supermarkets and the tenant base consists primarily of national and regional retail chains and local retailers. The Company’s credit risk, therefore, is concentrated in the retail industry.

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

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, also known as FASB Accounting Standards Codification (“ASC”) 105-10, “Generally Accepted Accounting Principles”, (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. Following the Codification, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. The FASB, instead, will issue Accounting Standards Updates (“ASU”), which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification. The FASB’s Codification project was not intended to change GAAP, however it will change the way the guidance is organized and presented. As a result, these changes will have a significant impact on how companies reference GAAP in their financial statements and in their accounting policies for financial statements issued for interim and annual periods ending after September 15, 2009. The Company implemented the Codification in the third quarter 2009. Any technical references contained in the accompanying financial statements and notes to consolidated financial statements have been updated to correspond to the new Codification topics, as appropriate. New standards not yet codified have been referenced as issued and will be updated when codified.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority owned subsidiary, the Operating Partnership, Ramco-Gershenson Properties, L.P. (91.4%, 86.4%, and 86.4% owned by the Company at December 31, 2009, 2008 and 2007, respectively), and all wholly-owned subsidiaries, including bankruptcy remote single purpose entities and all majority-owned joint ventures over which the Company has control. The presentation of consolidated financial statements does not itself imply that assets of any consolidated entity (including any special-purpose entity formed for a particular project) are available to pay the liabilities of any other consolidated entity, or that the liabilities of any other consolidated entity (including any special-purpose entity formed for a particular project) are obligations of any other consolidated entity. Investments in real estate joint ventures for which the Company has the ability to exercise significant influence over, but for which the Company does not have financial or operating control, are accounted for using the equity method of accounting. Accordingly, the Company’s share of the earnings of these joint ventures is included in consolidated net income. All intercompany accounts and transactions have been eliminated in consolidation.

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

Reclassifications

Certain reclassifications of prior period amounts have been made in the financial statements in order to conform to the 2009 presentation.

Allowance for Doubtful Accounts

The Company provides for bad debt expense based upon the allowance method of accounting. The Company monitors the collectibility of its accounts receivable (billed and unbilled, including straight-line) from specific tenants, and analyzes historical bad debts, customer credit worthiness, current economic trends and changes in tenant payment terms when evaluating the adequacy of the allowance for bad debts. When tenants are in bankruptcy, the Company makes estimates of the expected recovery of pre-petition and post-petition claims. The period to resolve these claims can exceed one year. Accounts receivable in the accompanying balance sheets is shown net of an allowance for doubtful accounts of $3,288 and $4,287 as of December 31, 2009 and 2008, respectively.

	2009	2008	2007

Allowance for doubtful accounts:
Balance at beginning of year	$4,287	$3,313	$2,913
Charged to expense	1,129	2,013	1,157
Write offs	(2,128)	(1,039)	(757)

Balance at end of year	$3,288	$4,287	$3,313

Accounting for the Impairment of Long-Lived Assets and Equity Investments

The Company periodically reviews whether events and circumstances subsequent to the acquisition or development of long-lived assets, or intangible assets subject to amortization, have occurred that indicate the remaining estimated useful lives of those assets may warrant revision or that the remaining balance of those assets may not be recoverable. If events and circumstances, including but not limited to, declining trends in occupancy and rental rates, tenant sales, net operating income and geographic location of our shopping center properties, indicate that the long-lived assets should be reviewed for possible impairment, we prepare projections to assess whether future cash flows, on a non-discounted basis, for the related assets are likely to exceed the recorded carrying amount of those assets to determine if an impairment of the carrying amount is appropriate. The cash flow projections consider factors common in the valuation of real estate, such as expected future operating income, trends in occupancy, rental rates and recovery ratios, as well as leasing demands and competition in the marketplace.

The Company’s management is required to make subjective assessments as to whether there are impairments in value of its long-lived assets, or intangible assets. Subsequent changes in estimated undiscounted cash flows arising from changes in our assumptions could affect the determination of whether impairment exists and whether the effects could have a material impact on the Company’s net income. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the fair value of the property as determined by valuation techniques appropriate in the circumstances. The Company does not believe that the value of any long-lived asset, or intangible asset was impaired at December 31, 2009.

In determining the estimated useful lives of intangibles assets with finite lives, we consider the nature, life cycle position, and historical and expected future operating cash flows of each asset, as well as our commitment to support these assets through continued investment.

In 2008, the Company recognized a $5,103 loss on the impairment of its Ridgeview Crossing shopping center in Elkin, North Carolina. The non-cash impairment charge is included in “restructuring, impairment of real estate assets, and other items” on the consolidated statements of income and comprehensive income. There were no impairment charges for the years ended December 31, 2009 and 2007. See Note 16 of the Notes to the Consolidated Financial Statements for further information.

Revenue Recognition

Shopping center space is generally leased to retail tenants under leases which are accounted for as operating leases. The Company recognizes minimum rents on the straight-line method over the terms of the leases, commencing when the tenant takes possession of the space, as required under accounting guidance for operating leases. Certain of the leases also provide for additional revenue based on contingent percentage income, which is recorded on an accrual basis once the specified target that triggers this type of income is achieved. The leases also typically provide for recoveries from tenants of common area maintenance, real estate taxes and other operating expenses. These recoveries are recognized as revenue in the period the applicable costs are incurred. Revenue from fees and management income are recognized in the period in which the services have been provided and the earnings process is complete. Lease termination income is recognized when a lease termination agreement is executed by the parties and the tenant vacates the space and is included in “other income” on the consolidated statements of income and comprehensive income.

Straight line rental income was greater than the current amount required to be paid by the Company’s tenants by $1,214, $1,641 and $1,338 for the years ended December 31, 2009, 2008 and 2007, respectively.

Revenues from the Company’s largest tenant, TJ Maxx/Marshalls, amounted to 4.0% of its annualized base rent for the year ended December 31, 2009 and 3.6% for the years ended December 31, 2008 and 2007, respectively.

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

During the years ended December 31, 2009, 2008, and 2007, the Company sold various properties and land parcels at a gain, resulting in both a federal and state tax liability. Tax liabilities of $202, $2,237, and $4,418 have been netted against the gain on sale of real estate assets in the Company’s consolidated statements of income for the years ended December 31, 2009, 2008, and 2007, respectively.

The Company had no unrecognized tax benefits as of December 31, 2009. The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2009. The Company has no interest or penalties relating to income taxes recognized in the statement of operations for the twelve months ended December 31, 2009 or in the balance sheet as of December 31, 2009. It is the Company’s accounting policy to classify interest and penalties relating to unrecognized tax benefits as interest expense and tax expense, respectively. As of December 31, 2009, returns for the calendar years 2006 through 2008 remain subject to examination by the Internal Revenue Service (“IRS”) and various state and local tax jurisdictions. As of December 31, 2009, certain returns for calendar year 2005 also remain subject to examination by various state and local tax jurisdictions.

Real Estate

The Company records real estate assets at cost less accumulated depreciation. Direct costs incurred for the acquisition, development and construction of properties are capitalized. For redevelopment of an existing operating property, the undepreciated net book value plus the direct costs for the construction incurred in connection with the redevelopment are capitalized to the extent such costs do not exceed the estimated value when complete.

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

Investments in Unconsolidated Entities

The Company accounts for its investments in unconsolidated entities using the equity method of accounting, as the Company exercises significant influence over, but does not control, these entities. In assessing whether or not the Company controls an entity, it applies the criteria of ASC 810 “Consolidation”. Variable interest entities within the scope of ASC 810 are required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both. The Company has evaluated the applicability of ASC 810 to its investments in and advances to its joint ventures and has determined that these ventures do not meet the criteria of a variable interest entity and, therefore, consolidation of these ventures is not required. The Company’s investments in unconsolidated entities are initially recorded at cost, and subsequently adjusted for equity in earnings and cash contributions and distributions.

Distributions Received from Unconsolidated Entities

The Company considers distributions received from unconsolidated entities as returns on investment in those entities to the extent of cumulative net operational cash flows, and therefore classifies these distributions as cash flows from operating activities in the consolidated statements of cash flows. Cumulative net operational cash flows are defined as the cumulative earnings from unconsolidated entities adjusted for non-cash items such as depreciation expense, bad debt expense and gain or loss on sale of real estate assets. Other distributions received from unconsolidated entities would be considered a return of the investment and classified as cash flows from investing activities on the consolidated statements of cash flows. There was no return of investment for the years ended December 31, 2009, 2008 and 2007.

Fair Value Measurements

On January 1, 2008, the Company adopted the accounting rules for fair value measurements, which defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States, and enhances disclosures about fair value measurements. Fair value is defined as the exchange price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value measurement standard clarifies that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. Fair value measurements are required to be separately disclosed by level within the fair value hierarchy.

Fair value measurements for assets and liabilities where there exists limited or no observable market data are, therefore, based primarily upon estimates, and are often calculated based on the economic and competitive environment, the characteristics of the asset or liability and other factors. Therefore, fair value cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including but not limited to estimates of future cash flows, could impact the calculation of current or future values. For further discussion on fair value measurement, see Note 10.

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

Recognition of Share-based Compensation Expense

The Company recognizes the cost of its employee stock option and restricted share awards in its consolidated statements of income based upon the grant date fair value. The total cost of the Company’s share-based awards is equal to their grant date fair value and is recognized over the service periods of the awards. Under the modified prospective transition method, the Company began to recognize as expense the cost of unvested awards outstanding as of January 1, 2006.

Noncontrolling Interest in Subsidiaries

Effective January 1, 2009, the Company adopted the provisions of the accounting standard for noncontrolling interests, previously referred to as minority interests, requiring noncontrolling interests to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. Consolidated net income and comprehensive income is required to include the noncontrolling interest’s share. The calculation of earnings per share continues to be based on income amounts attributable to the parent.

Noncontrolling interest in subsidiaries for the years ending December 31 consisted of the following:

	2009	2008	2007

Noncontrolling interest in subsidiaries at January 1	$39,324	$41,240	$39,601
Net income attributable to noncontrolling interest in subsidiaries	2,216	3,931	7,310
Distributions to noncontrolling interest holders	(2,358)	(5,437)	(5,522)
Other comprehensive income (loss) attributable to noncontrolling interest in subsidiaries	155	(410)	(149)

Total noncontrolling interest in subsidiaries at December 31	$39,337	$39,324	$41,240

2.	Recent Accounting Pronouncements

In March 2008, the FASB updated ASC 815 “Derivatives and Hedging”, requiring entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. The update also requires entities to disclose additional information about the amounts and location of derivatives included within the financial statements, how the provisions of the accounting guidance have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. The new accounting guidance was effective for fiscal years and interim periods beginning after November 15, 2008. The Company implemented the provisions of the standard in the first quarter of 2009. The application did not have a material effect on the Company’s results of operations or financial position because it only included new disclosure requirements. Refer to Note 11 of the Notes to the Consolidated Financial Statements for further information.

In June 2008, the FASB updated ASC 260 “Earnings Per Share” to clarify that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are considered participating securities and should be included in the calculation of basic earnings per share using the two-class method. This new accounting rule was effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. All prior period earnings per share amounts presented were required to be adjusted retrospectively. Accordingly, the Company adopted the provisions of this standard in the first quarter of 2009. The adoption did not have a material effect on the Company’s consolidated financial condition, results of operations, or cash flows. Refer to Note 13 of the Notes to the Consolidated Financial Statements for the calculation of earnings per share.

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

In May 2009, the FASB issued ASC 855, “Subsequent Events”, requiring that an entity shall recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. The new accounting provisions were effective for interim or annual financial periods ending after June 15, 2009, to be applied prospectively. Accordingly, the Company adopted the provisions in the second quarter of 2009. The adoption of the provisions did not have a material effect on the Company’s consolidated financial condition, results of operations, or cash flows. Refer to Note 23 of the Notes to the Consolidated Financial Statements for the Company’s disclosure on subsequent events.

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

In August 2009, the FASB issued ASU 2009-05, “Fair Value Measurements and Disclosures — Measuring Liabilities at Fair Value,” which updates ASC 820-10. The update clarifies that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques:

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

3.	Discontinued Operations

In August 2009, the Company sold Taylor Plaza, a stand-alone Home Depot in Taylor, Michigan, to a third party for approximately $5,000 in net proceeds. The transaction resulted in a gain on the sale of $2,886 for the year ended December 31, 2009. Total revenue for Taylor Plaza was $493, $798 and $860 for the years ended December 31, 2009, 2008, and 2007, respectively.

In June 2008, the Company sold the Highland Square Shopping Center in Crossville, Tennessee, to a third party for approximately $9,200 in net proceeds. The transaction resulted in a loss on the sale of $463, for the year ended December 31, 2008. Total revenue for Highland Square was $413 and $969 for the years ended December 31, 2008, and 2007, respectively. There was no revenue related to Highland Square for the year ended December 31, 2009.

All periods presented reflect the operations of the aforementioned properties as discontinued operations on the consolidated statements of income and comprehensive income in accordance with ASC 205-20 Financial Statement Presentation: Discontinued Operations.

As of December 31, 2009 and 2008, the Company had not classified any properties as Real Estate Assets Held for Sale in its consolidated balance sheets.

4.	Accounts Receivable, Net

Accounts receivable includes $17,474 and $17,605 of unbilled straight-line rent receivables at December 31, 2009 and 2008.

The Company provides for bad debt expense based upon the allowance method of accounting. The Company monitors the collectability of its accounts receivable (billed and unbilled, including straight-line) from specific tenants, and analyzes historical bad debts, customer credit worthiness, current economic trends and changes in tenant payment terms when evaluating the adequacy of the allowance for doubtful accounts. When tenants are in bankruptcy, the Company makes estimates of the expected recovery of pre-petition and post-petition claims. The ultimate resolution of these claims can be delayed for one year or longer. Accounts receivable in the accompanying balance sheets is shown net of an allowance for doubtful accounts of $3,288 and $4,287 at December 31, 2009 and December 31, 2008, respectively.

Accounts receivable at December 31, 2009 and 2008 included $1,296 and $2,258, respectively, due from Atlantic Realty Trust (“Atlantic”) for reimbursement of tax deficiencies and interest related to the Internal Revenue Service (“IRS”) examination of the Company’s taxable years ended December 31, 1991 through 1995. Under terms of the tax agreement the Company entered into with Atlantic (“Tax Agreement”), Atlantic assumed all of the Company’s liability for tax and interest arising out of that IRS examination. Effective June 30, 2006, Atlantic was merged into (acquired by) Kimco SI 1339, Inc. (formerly known as SI 1339, Inc.), a wholly owned subsidiary of Kimco Realty Corporation (“Kimco”), with Kimco SI 1339, Inc. continuing as the surviving corporation. By way of the merger, Kimco SI 1339, Inc. acquired Atlantic’s assets, subject to its liabilities, including its obligations to the Company under the Tax Agreement. See Note 21.

5.	Investment in Real Estate, Net

Investment in real estate at December 31 consisted of the following:

	2009	2008

Land	$141,794	$144,422
Buildings and improvements	820,070	813,705
Construction in progress	33,587	46,982

	995,451	1,005,109
Less: accumulated depreciation	(191,156)	(174,717)

Investment in real estate, net	$804,295	$830,392

6.	Property Acquisitions and Dispositions

Acquisitions:

The Company had no acquisitions of wholly-owned shopping center properties in the years ended December 31, 2009 and 2008. However, the Company acquired various parcels of land for development purposes totaling approximately $402 and $11,640 in 2009 and 2008, respectively.

During 2007, the Company acquired the remaining 80% interest in Ramco Jacksonville LLC, an entity that was formed to develop a shopping center in Jacksonville, Florida, for $5,100 in cash and the assumption of a $75,000 mortgage note payable due April 2017. The Company has consolidated Jacksonville in its results of operations since the date of the acquisition.

Dispositions:

In August 2009, the Company sold Taylor Plaza, a stand-alone Home Depot in Taylor, Michigan, to a third party for approximately $5,000 in net proceeds. The transaction resulted in a gain on the sale of $2,886 for the year ended December 31, 2009. Income from operations and the gain on sale relating to Taylor Plaza are classified in discontinued operations on the consolidated statements of income and comprehensive income for all periods presented. See Note 3.

In June 2008, the Company sold Highland Square Shopping Center in Crossville, Tennessee, to a third party. The transaction resulted in a loss on the sale of $463 in 2008. Income from operations and the loss on sale relating to Highland Square are classified in discontinued operations on the consolidated statements of income and comprehensive income for all periods presented. See Note 3.

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

In June 2007, the Company sold its ownership interest in Kissimmee West and Shoppes of Lakeland to a joint venture in which it has a 7% ownership interest. The Company recognized a gain of $8,104 net of taxes, on the sale of these centers which represents the gain attributable to the joint venture partner’s 93% ownership interest.

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

7.	Equity Investments in and Notes Receivable from Unconsolidated Entities

As of December 31, 2009, the Company had investments in the following unconsolidated entities:

		Total Assets	Total Assets
	Ownership as of	as of	as of
	December 31,	December 31,	December 31,
Unconsolidated Entities	2009	2009	2008

S-12 Associates	50%	$644	$661
Ramco/West Acres LLC	40%	9,610	9,877
Ramco/Shenandoah LLC	40%	15,164	15,592
Ramco/Lion Venture LP	30%	534,348	536,446
Ramco 450 Venture LLC	20%	364,347	362,885
Ramco 191 LLC	20%	23,975	23,240
Ramco RM Hartland SC LLC	20%	25,630	19,760
Ramco HHF KL LLC	7%	50,991	52,461
Ramco HHF NP LLC	7%	27,086	28,126
Ramco Jacksonville North Industrial LLC	5%	1,279	1,257

		$1,053,074	$1,050,305

There were no acquisitions of shopping centers in 2009 by any of the Company’s unconsolidated joint ventures. Ramco 450 Venture LLC acquired the following centers in 2008:

		Property	Purchase	Debt
Acquisition Date	Property Name	Location	Price	Assumed

2008
April	Rolling Meadows	Rolling Meadows, IL	$16,750	$11,911
August	Plaza at Delray*	Delray Beach, FL	71,800	—

			$88,550	$11,911

*	Acquired from the Company

Debt

The Company’s unconsolidated entities had the following debt outstanding at December 31, 2009:

	Balance	Interest
Unconsolidated Entities	outstanding	Rate	Maturity Date

S-12 Associates	$810	7.3%	May 2016(1)
Ramco/West Acres LLC	8,572	8.1%	April 2030(2)
Ramco/Shenandoah LLC	11,873	7.3%	February 2012
Ramco/Lion Venture LP	269,740	Various	Various(3)
Ramco 450 Venture LLC	216,916	Various	Various(4)
Ramco 191 LLC	8,750	1.7%	June 2010
Ramco RM Hartland SC, LLC	8,505	6.0%	January 2010
Ramco RM Hartland SC, LLC	11,818	13.0%	October 2010(5)
Ramco Jacksonville North Industrial LLC	748	6.0%	September 2010(6)

	$537,732

(1)	Interest rate resets per formula annually.

(2)	Under terms of the note, the anticipated repayment date is April 2010.

(3)	Interest rates range from 4.6% to 8.3%, with maturities ranging from November 2009 to June 2020.

(4)	Interest rates range from 5.3% to 6.5% with maturities ranging from February 2011 to January 2018.

(5)	Represents mezzanine financing between the Company and the joint venture entity in which the Company has an ownership interest. Ramco RM Hartland SC, LLC can borrow up to $58,000 under this mezzanine financing arrangement provided by the Company. Included in “Notes receivable from unconsolidated entities” on the consolidated balance sheets.

(6)	Represents mezzanine financing between the Company and the joint venture entity in which the Company has an ownership interest. Included in “Notes receivable from unconsolidated entities” on the consolidated balance sheets.

In November 2009, RLV Cypress Pointe LP, an entity in a joint venture in which the Company has a 30% ownership interest, had a $14,500 loan reach maturity. The joint venture continues to negotiate the terms of an extension of the debt with the special servicer and anticipates having to pay a fee and pay down a portion of the outstanding balance to extend the debt. There can be no assurance that the joint venture entity will be able to refinance the debt on Cypress Point on commercially reasonable or any other terms. The Company’s share of the debt was $4,350 at December 31, 2009.

Fees and Management Income from Transactions with Joint Ventures

Under the terms of agreements with joint ventures, Ramco is the manager of the joint ventures and their properties, earning fees for acquisitions, development, management, leasing, and financing. The fees earned by Ramco, which are reported in the Company’s consolidated statements of income and comprehensive income as fees and management income, are summarized as follows:

	2009	2008	2007

Management fees	$2,844	$2,848	$1,944
Leasing fees	794	958	585
Acquisition fees	603	675	2,868
Financing fees	80	300	989

Total	$4,321	$4,781	$6,386

Concurrently with the sale of The Plaza at Delray Shopping Center to Ramco 450 Venture LLC, during 2008, the Company entered into a Master Lease agreement for vacant tenant space at the center. Under terms of the agreement, the Company was responsible for minimum rent and recoveries of operating expense for a period of one year ending August 2009. During 2009 and 2008, the Company paid $301 and $204, respectively, to the joint venture as required under the agreements.

In 2007, as part of the sale of Kissimmee West and Shoppes of Lakeland to Ramco HHF KL LLC, the Company entered into Master Lease agreements for vacant tenant space at each of the two centers. Under terms of the agreements, the Company was responsible for minimum rent, recoveries of operating expense, and future tenant allowance, if any, for a period ending June 2009. The Company paid $132, $414, and $197 in 2009, 2008 and 2007, respectively, to the joint venture as required under the agreements.

Combined Condensed Financial Information

Combined condensed financial information of the Company’s unconsolidated entities is summarized as follows:

	2009	2008	2007

ASSETS
Investment in real estate, net	$1,010,216	$1,012,752	$921,107
Other assets	42,858	37,553	64,805

Total Assets	$1,053,074	$1,050,305	$985,912

LIABILITIES
Mortgage notes payable	$537,732	$540,766	$472,402
Other liabilities	25,657	25,641	47,615
Owners’ equity	489,685	483,898	465,895

Total Liabilities and Owners’ Equity	$1,053,074	$1,050,305	$985,912

Company’s equity investments in unconsolidated entities	$97,506	$95,867	$117,987

Company’s notes receivable from unconsolidated entities	$12,566	$6,716	$—

TOTAL REVENUES	$99,434	$97,994	$70,445
TOTAL EXPENSES	93,859	86,894	61,697

Net Income	$5,575	$11,100	$8,748

Company’s share of earnings from unconsolidated entities	$1,328	$2,506	$2,496

8.	Other Assets, Net

Other assets at December 31 were as follows:

	2009	2008

Leasing costs	$40,922	$38,980
Intangible assets	5,836	5,836
Deferred financing costs	10,525	6,626
Other	6,162	5,904

	63,445	57,346
Less: accumulated amortization	(37,766)	(34,320)

	25,679	23,026
Prepaid expenses and other	13,373	12,967
Proposed development costs	—	1,352

Other assets, net	$39,052	$37,345

Intangible assets at December 31, 2009 included $4,526 of lease origination costs and $1,228 of favorable leases related to the allocation of the purchase prices for acquisitions made since 2002. These assets are being amortized over the lives of the applicable leases as reductions or additions to minimum rent revenue, as appropriate, over the initial terms of the respective leases.

At December 31, 2009 and 2008, $1,520 and $1,994, respectively, of intangible assets, net of accumulated amortization of $4,234 and $3,761, respectively, were included in other assets in the consolidated balance sheets. Of this amount, approximately $1,192 and $1,543, respectively, was attributable to in-place leases, principally lease origination costs and $328 and $451, respectively, was attributable to above-market leases. Included in accounts payable and accrued expenses at December 31, 2009 and 2008 were intangible liabilities related to below-market leases of $552 and $706, respectively, and an adjustment to increase debt to fair market value in the amount of $285 and $588, respectively. The lease-related intangible assets and liabilities are being amortized over the terms of the acquired leases, which resulted in additional expense of approximately $123, $130 and $264, respectively, and an increase in revenue of $154, $221 and $343, respectively, for the years ended December 31, 2009, 2008, and 2007. The adjustment of debt decreased interest expense by $304 and $254 for the years ended December 31, 2009 and 2008, respectively and increased interest expense by $46 for the year ended December 31, 2007.

The average amortization period for intangible assets attributable to lease origination costs and for favorable leases is 5.5 years and 4.5 years, respectively.

Deferred financing costs, net of accumulated amortization were $8,056 at December 31, 2009, compared to $3,190 at December 31, 2008. The increase in deferred financing costs compared to 2008 was the result of the refinancing of the Company’s Credit Facility in December 2009. The Company disposed of fully amortized deferred financing costs of $1,204 and $611 for the years ended December 31, 2009 and 2008, respectively. The Company recorded amortization of deferred financing costs of $875, $971, and $1,166, respectively, during the years ended December 31, 2009, 2008, and 2007. This amortization has been recorded as interest expense in the Company’s consolidated statements of income.

The following table represents estimated aggregate amortization expense related to other assets as of December 31, 2009:

Year Ending December 31,

2010	$7,070
2011	6,077
2012	5,192
2013	2,433
2014	1,533
Thereafter	3,374

Total	$25,679

9.	Mortgages and Notes Payable

Mortgages and notes payable at December 31 consisted of the following:

	2009	2008

Fixed rate mortgages with interest rates ranging from 4.8% to 8.1%, due at various dates from September 2010 through December 2019	$330,963	$354,253
Floating rate mortgages with interest rates ranging from 5.3% to 5.5%, due June 2011	14,427	15,023
Revolving Credit Facility, securing The Towne Center at Aquia, with an interest rate at LIBOR plus 350 basis points with a 2.0% LIBOR floor, due December 2010. The effective rate at December 31, 2009 was 5.5% and 4.3% at December 31, 2008	20,000	40,000
Secured Term Loan Facility, with an interest rate at LIBOR plus 350 basis points with a 2.0% LIBOR floor, due June 2011, maximum borrowings $67,000. The effective rate at December 31, 2009 was 6.5%	67,000	—
Secured Revolving Credit Facility, with an interest rate at LIBOR plus 350 basis points with a 2.0% LIBOR floor, due December 2012, maximum borrowings $150,000. The effective rate at December 31, 2009 was 5.5%	92,036	—
Junior subordinated notes, unsecured, due January 2038, with an interest rate fixed until January 2013 when the notes are redeemable or the interest rate becomes LIBOR plus 330 basis points. The effective rate at both December 31, 2009 and December 31, 2008 was 7.9%	28,125	28,125
Unsecured Term Loan Credit Facility, with an interest rate at LIBOR plus 130 to 165 basis points, due December 2010, maximum borrowings $100,000. The effective rate at December 31, 2008 was 5.7%	—	100,000
Unsecured Revolving Credit Facility, with an interest rate at LIBOR plus 115 to 150 basis points, due December 2009, maximum borrowings $150,000. The effective rate at December 31, 2008 was 3.0%	—	125,200

	$552,551	$662,601

The mortgage notes, both fixed rate and floating rate, are secured by mortgages on properties that have an approximate net book value of $415,813 as of December 31, 2009.

In December 2009, the Company closed on a new $217,000 secured credit facility consisting of a $150,000 secured revolving credit facility and a $67,000 amortizing secured term loan facility. The Credit Facility provides that the secured revolving credit facility may be increased by up to $50,000 at the Company’s request, dependent upon there being one or more lenders willing to acquire the additional commitment, for a total secured credit facility commitment of $267,000. The secured revolving credit facility matures in December 2012 and bears interest at LIBOR plus 350 basis points with a 2% LIBOR floor. The amortizing secured term loan facility also bears interest at LIBOR plus 350 basis points with a 2% LIBOR floor and requires a $33,000 payment by September 2010 and a final payment of $34,000 by June 2011. The Credit Facility is secured by mortgages on various properties that have an approximate net book value of $291,942 as of December 31, 2009. The Credit Facility amended and restated the Company’s former $250,000 credit facility comprised of a $150,000 unsecured revolving credit facility and a $100,000 unsecured term loan facility.

Also in December 2009, the Company amended its secured revolving credit facility for The Towne Center at Aquia, reducing the facility from $40,000 to $20,000. The revolving credit facility securing The Town Center at Aquia bears interest at LIBOR plus 350 basis points with a 2% LIBOR floor and matures in December 2010, with two, one-year extension options.

In December 2009, the Company paid off the $22,705 loan securing the West Oaks II and Spring Meadows shopping centers.

In September 2009, the Company used $96,240 in net proceeds from its equity offering to pay down the previous unsecured revolving credit facility. The Company also used approximately $23,500 in net proceeds from real estate asset sales in the third quarter of 2009 to pay down the previous unsecured revolving credit facility.

It is anticipated that funds borrowed under the aforementioned credit facilities will be used for general corporate purposes, including working capital, capital expenditures, the repayment of indebtedness or other corporate activities.

At December 31, 2009, outstanding letters of credit issued under the Credit Facility, not reflected in the accompanying consolidated balance sheets, total approximately $1,300. These letters of credit reduce the availability under the Credit Facility.

The Credit Facility and the secured term loan contain financial covenants relating to total leverage, fixed charge coverage ratio, tangible net worth and various other calculations. As of December 31, 2009, the Company was in compliance with the covenant terms.

The mortgage loans encumbering the Company’s properties, including properties held by its unconsolidated joint ventures, are generally non-recourse, subject to certain exceptions for which the Company would be liable for any resulting losses incurred by the lender. These exceptions vary from loan to loan but generally include fraud or a material misrepresentation, misstatement or omission by the borrower, intentional or grossly negligent conduct by the borrower that harms the property or results in a loss to the lender, filing of a bankruptcy petition by the borrower, either directly or indirectly, and certain environmental liabilities. In addition, upon the occurrence of certain events, such as fraud or filing of a bankruptcy petition by the borrower, the Company would be liable for the entire outstanding balance of the loan, all interest accrued thereon and certain other costs, including penalties and expenses. At December 31, 2009, the mortgage debt of $11.0 million at Peachtree Hill, a shopping center owned by Ramco 450 Venture LLC, a joint venture in which the Company has 20% ownership interest, is recourse debt. The loan is secured by unconditional guarantees of payment and performance by Ramco 450 Venture LLC, the Company, and the Operating Partnership.

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

Under terms of various debt agreements, the Company may be required to maintain interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate debt. The Company has interest rate swap agreements with an aggregate notional amount of $100,000 in effect at December 31, 2009. Based on rates in effect at December 31, 2009, the agreements provide for fixed rates ranging from 6.4% to 6.7% and expire on December 2010.

The following table presents scheduled principal payments on mortgages and notes payable as of December 31, 2009:

Year Ending December 31,

2010	$80,103
2011	75,952
2012	126,162
2013	33,651
2014	32,250
Thereafter	204,433

Total	$552,551

With respect to the various fixed rate mortgages due in 2010, it is the Company’s intent to refinance these mortgages and notes payable. However, there can be no assurance that the Company will be able to refinance its debt on commercially reasonable or any other terms.

10.	Fair Value

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

Real Estate Assets

Real estate assets are subject to impairment testing on a nonrecurring basis. The Company classifies impaired real estate assets as nonrecurring Level 3. The Company reviews investment in real estate for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of the investment in real estate may not be recoverable. These circumstances include, but are not limited to, declining trends in occupancy and rental rates, tenant sales, net operating income and geographic location of our shopping center properties. The Company recognizes an impairment of a property when the estimated undiscounted operating cash flows plus its residual value is less than its carrying value of the property. To the extent impairment has occurred, the Company charges to expense the excess of the carrying value of the property over its estimated fair value.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of liabilities measured at fair value on a recurring basis as of December 31, 2009 (in thousands). The Company did not have any material assets that were required to be measured at fair value on a recurring basis at December 31, 2009.

	Total
	Fair Value	Level 1	Level 2	Level 3

Liabilities
Derivative liabilities(1)	$(2,517)	$—	$(2,517)	$—

(1)	Interest rate swaps

The carrying values of cash and cash equivalents, restricted cash, receivables and accounts payable and accrued liabilities are reasonable estimates of their fair values because of the short maturity of these financial instruments. As of December 31, 2009 and 2008, the carrying amounts of the Company’s borrowings under variable rate debt approximated fair value.

The Company estimated the fair value of fixed rate mortgages using a discounted cash flow analysis, based on its incremental borrowing rates for similar types of borrowing arrangements with the same remaining maturity. The following table summarizes the fair value and net book value of properties with fixed rate debt as of December 31:

	2009	2008

Fair value of debt	$443,415	$467,835
Net book value	$459,088	$482,378

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

11.	Derivative Financial Instruments

As of December 31, 2009, the Company has $100,000 of interest rate swap agreements. Under the terms of certain debt agreements, the Company is required to maintain interest rate swap agreements in an amount necessary to ensure that the Company’s variable rate debt does not exceed 25% of its assets, as computed under the agreements, to reduce the impact of changes in interest rates on its variable rate debt. Based on rates in effect at December 31, 2009, the agreements provide for fixed rates ranging from 6.4% to 6.7% on a portion of the Company’s secured credit facility and expire on December 2010.

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

The following table summarizes the notional values and fair values of the Company’s derivative financial instruments as of December 31, 2009:

	Hedge	Notional	Fixed	Fair	Expiration
Underlying Debt	Type	Value	Rate	Value	Date

Credit Facility	Cash Flow	20,000	6.4%	(473)	12/2010
Credit Facility	Cash Flow	10,000	6.6%	(252)	12/2010
Credit Facility	Cash Flow	10,000	6.6%	(252)	12/2010
Credit Facility	Cash Flow	10,000	6.6%	(243)	12/2010
Credit Facility	Cash Flow	10,000	6.6%	(243)	12/2010
Credit Facility	Cash Flow	20,000	6.7%	(527)	12/2010
Credit Facility	Cash Flow	20,000	6.7%	(527)	12/2010

		$100,000		$(2,517)

The change in fair market value of the interest rate swap agreements resulted in other comprehensive income of $1,334 for the year ended December 31, 2009 and other comprehensive loss of $3,006 and $1,092 for the years ended December 31, 2008 and 2007, respectively.

The following table presents the fair values of derivative financial instruments in the Company’s consolidated balance sheets as of December 31, 2009 and December 31, 2008, respectively:

	Liability Derivatives
	December 31, 2009		December 31, 2008
Derivatives Designated	Balance Sheet	Fair	Balance Sheet	Fair
as Hedging Instruments	Location	Value	Location	Value

Interest rate contracts	Accounts payable and accrued expenses	$(2,517)	Accounts payable and accrued expenses	$(3,851)

Total		$(2,517)	Total	$(3,851)

The effect of derivative financial instruments on the Company’s consolidated statements of income for the years ended December 31, 2009 and 2008, is summarized as follows:

	Amount of Gain (Loss)		Location of	Amount of Gain (Loss)
	Recognized in OCI on		Gain (Loss)	Reclassified from
	Derivative		Reclassified from	Accumulated OCI into
Derivatives in	(Effective Portion)		Accumulated OCI	Income (Effective Portion)
Cash Flow Hedging	Year Ended December 31,		into Income	Year Ended December 31,
Relationship	2009	2008	(Effective Portion)	2009	2008

Interest rate contracts	$1,334	$(3,006)	Interest Expense	$(2,836)	$(1,367)

Total	$1,334	$(3,006)	Total	$(2,836)	$(1,367)

12.	Leases

Revenues

Approximate future minimum revenues from rentals under noncancelable operating leases in effect at December 31, 2009, assuming no new or renegotiated leases or option extensions on lease agreements are as follows:

Year Ending December 31,

2010	$78,801
2011	73,134
2012	65,037
2013	55,721
2014	47,446
Thereafter	199,050

Total	$519,189

Expenses

The Company has an operating lease for its corporate office space in Michigan for a term expiring in 2014. The Company also has operating leases for office space in Florida and land under a portion of one of its shopping centers. In addition, the Company has a capitalized ground lease. Total amounts expensed relating to these leases were $1,583, $1,538 and $1,526 for the years ended December 31, 2009, 2008, and 2007, respectively.

Approximate future minimum rental expense under the Company’s noncancelable operating leases, assuming no option extensions, and the capitalized ground lease at one of its shopping centers, is as follows:

	Operating	Capital
Year Ending December 31:	Leases	Lease

2010	$909	$677
2011	916	677
2012	938	677
2013	961	677
2014	698	5,955
Thereafter	819	—

Total minimum lease payments	5,241	8,663
Less: amounts representing interest	—	(1,739)

Total	$5,241	$6,924

13.	Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) (in thousands, except per share data):

	2009	2008	2007

Numerator:
Income from continuing operations before noncontrolling interest	$12,820	$27,366	$45,291
Noncontrolling interest in subsidiaries from continuing operations	(1,793)	(3,922)	(7,215)
Preferred shares dividends	—	—	(3,146)
Loss on redemption of preferred shares	—	—	(1,269)

Income from continuing operations available to RPT common shareholders	11,027	23,444	33,661
Discontinued operations, net of noncontrolling interest in subsidiaries:
Gain (loss) on sale of real estate assets	2,494	(400)	—
Income from operations	199	457	599

Net income available to RPT common shareholders — basic(1)	13,720	23,501	34,260
Add Series C Preferred Share dividends	—	—	1,081

Net income available to RPT common shareholders — diluted(1)	$13,720	$23,501	$35,341

Denominator:
Weighted-average common shares for basic EPS	22,193	18,471	17,851
Effect of dilutive securities:
Preferred shares	—	—	624
Options outstanding		7	54

Weighted-average common shares for diluted EPS	22,193	18,478	18,529

Basic EPS:
Income from continuing operations attributable to RPT common shareholders	$0.50	$1.27	$1.89
Income (loss) from discontinued operations attributable to RPT common shareholders	0.12	—	0.03

Net income attributable to RPT common shareholders	$0.62	$1.27	$1.92

Diluted EPS:
Income from continuing operations attributable to RPT common shareholders	$0.50	$1.27	$1.88
Income (loss) from discontinued operations attributable to RPT common shareholders	0.12	—	0.03

Net income attributable to RPT common shareholders	$0.62	$1.27	$1.91

(1)	During 2007, the Company’s Series C Preferred Shares were dilutive and therefore the Series C Preferred Shares were included in the calculation of diluted EPS. As of June 1, 2007, all of the Company’s Series C Preferred Shares had been redeemed.

14.	Shareholders’ Equity

On September 16, 2009, the Company issued 12.075 million common shares of beneficial interest (par value $0.01 per share), at $8.50 per share. The Company received net proceeds from the offering of $96,240 after deducting underwriting discounts, commissions and transaction expenses payable by the Company. The net proceeds from the offering were used to reduce outstanding borrowings under the Company’s unsecured revolving credit facility.

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

On September 8, 2009, as part of significant corporate governance changes, the Board of Trustees terminated the Shareholder Rights Plan.

In March 2009, consistent with their authority, the Board of Trustees adopted for a one-year term a Shareholder Rights Plan in which one purchase right was distributed as a dividend on each share of common share held of record as of the close of business on April 10, 2009.

16.	Restructuring Costs, Impairment of Real Estate Assets and Other Items

The following table presents a summary of the charges recorded of real estate assets in restructuring costs, impairment of real estate assets and other items for the years ended at December 31:

	2009	2008	2007

Restructuring expense	$1,604	$—	$—
Strategic review and proxy contest expenses	1,551	—	—
Impairment of real estate assets	—	5,103	—
Abandonment of pre-development site	1,224	684	183

Total	$4,379	$5,787	$183

Restructuring expense included severance and other benefit-related costs primarily related to the previously announced resignation of the Company’s former Chief Financial Officer in November 2009, as well as other employees who were terminated during the year ended December 31, 2009. No similar costs were incurred in the year ended December 31, 2008 and 2007. The Company’s liability for restructuring costs consisted of the following for the year ended December 31, 2009:

2009

Liability for restructuring costs at January 1	$—
Restructuring expenses incurred during the period	1,604
Severence payments made to employees	(492)

Liability for restructuring costs at December 31	$1,112

In 2009, the Company’s Board of Trustees completed their review of financial and strategic alternatives. Also during 2009, the Company resolved a proxy contest by adding two new members to the Board of Trustees. Costs incurred for the strategic review and proxy contest were $1,551 for the year ended December 31, 2009.

In the fourth quarter of 2008, the Company recognized a non-recurring impairment charge of $5,103 relating to its Ridgeview Crossing shopping center in Elkin, North Carolina. There were no impairment charges on real estate assets for the years ended December 31, 2009 and 2007.

As part of a continuous review of future growth opportunities, in the fourth quarter of 2009, the Company determined that there were better investment alternatives than continuing to pursue the pre-development of the Northpointe Town Center in Jackson, Michigan. As such, the Company wrote-off its land option payments, third-party due diligence expenses and capitalized general and administrative costs for this project, resulting in a non-recurring charge of $1,224 for the year ended December 31, 2009. The Company abandoned various projects totaling $684 and $183 for the years ended December 31, 2008 and 2007, respectively.

17.	Share-based Compensation Plans

Incentive Plan and Stock Option Plans

2009 Omnibus Long-Term Incentive Plan

In June 2009, the Company’s shareholders approved the 2009 Omnibus Long-Term Incentive Plan (the “Plan”). The Plan allows the Company to grant trustees, officers, key employees or consultants of the Company restricted shares, restricted share units, options to purchase unrestricted shares, share appreciation rights, unrestricted shares and other awards to acquire up to 900,000 shares. The Plan will be administered by the Compensation Committee of the Board of Trustees. The right to exercise or receive a grant or award of any performance award may be subject to the Company’s or individual performance conditions as specified by the Compensation Committee. The maximum number of shares that can be awarded under the Plan to any one person, other than pursuant to an option or share appreciation right, is 100,000 shares per year. Options may be granted at per share prices not less than fair market value at the date of grant, and in the case of incentive options, must be exercisable within ten years.

2003 Long-Term Incentive Plan

The Company’s 2003 Long-Term Incentive Plan (the “LTIP”) allowed the Company to grant employees the following: incentive or non-qualified stock options to purchase common shares of the Company, share appreciation rights, restricted shares, awards of performance shares and performance units issuable in the future upon satisfaction of certain conditions and rights, such as financial performance based targets and market based metrics, as well as other share-based awards as determined by the Compensation Committee of the Board of Trustees. Effective June 10, 2009, this plan was terminated, except with respect to awards outstanding.

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

The seven executives that executed an option deferral election in 2004 exercised 395,000 options by tendering approximately 190,000 mature shares and deferring receipt of approximately 205,000 shares under the option deferral election. The one executive that executed an option deferral election in 2006 exercised 25,000 options by tendering approximately 11,000 mature shares and deferring receipt of approximately 14,000 shares. As the Company declares dividend distributions on its common shares, the deferred options will receive their proportionate share of the distribution in the form of dividend equivalent cash payments that will be accounted for as compensation to the employees. At December 31, 2009, there were 65,000 shares under the option deferral election outstanding.

2008 Restricted Share Plan for Non-Employee Trustees

During 2008, the Company adopted the 2008 Restricted Share Plan for Non-Employee Trustees (the “Trustees’ Plan”) which provides for granting up to 160,000 restricted shares awards to non-employee trustees of the Company. Each non-employee trustee will be granted 2,000 restricted shares on June 30 of each year. Each grant of 2,000 restricted shares will vest ratably over three years on the anniversary of the grant date. Awards under the Trustees’ Plan are granted in shares and are not based on dollar value; therefore the dollar value of the benefits to be received is not determinable.

2003 and 1997 Non-Employee Trustee Stock Option Plans

These plans were terminated on June 11, 2008 and March 5, 2003, respectively, except with respect to awards outstanding. Shares subject to outstanding awards under the two Non-Employee Trustee Stock Option Plans are not available for re-grant if the awards are forfeited or cancelled.

Share-based Compensation

The Company recognized the share-based compensation expense of $1,291, $1,251, and $660 for 2009, 2008 and 2007, respectively. The total fair value of shares vested during the years ended December 31, 2009, 2008 and 2007 was $267, $326 and $186, respectively. The fair values of each option granted used in determining the share-based compensation expense is estimated on the date of grant using the Black-Scholes option- pricing model. This model incorporates certain assumptions for inputs including risk-free rates, expected dividend yield of the underlying common shares, expected option life and expected volatility. The Company used the following assumptions for options granted in the following period:

2007

Weighted average fair value of grants	$4.46
Risk-free interest rate	4.5%
Dividend yield	5.5%
Expected life (in years)	5
Expected volatility	21.6%

The options were part of the LTIP and were granted annually based on attaining certain Company performance criteria. No options were granted under the LTIP in the years ended December 31, 2009 and 2008. The Company recognized $1,194, $1,026 and $(134) of expense (income) related to restricted share grants during the years ended December 31, 2009, 2008 and 2007, respectively.

The following table reflects the stock option activity for all plans described above:

		Weighted
		Average	Aggregate
	Number of	Exercise	Intrinsic
	Shares	Price	Value
			(In thousands)

Outstanding at January 1, 2007	247,304	$25.53
Granted	116,585	34.53
Cancelled, expired or forfeited	(8,708)	31.39
Exercised	(10,744)	24.99	$133

Balance at December 31, 2007	344,437	$28.45
Granted	—	—
Cancelled, expired or forfeited	(3,388)	24.92
Exercised	(2,000)	19.63	$5

Balance at December 31, 2008	339,049	$28.53
Granted	—	—
Cancelled, expired or forfeited	(14,329)	29.84
Exercised	—	—	$—

Balance at December 31, 2009	324,720	$28.47

Options exercisable at December 31:
2007	159,221	$24.20	$—
2008	243,883	$26.73	$—
2009	297,903	$27.95	$—
Weighted-average fair value of options granted during the year:
2007	$4.46
2008	$—
2009	$—

The following tables summarize information about options outstanding at December 31, 2009:

	Options Outstanding
		Weighted-Average		Options Exercisable
		Remaining	Weighted-Average		Weighted-Average
Range of Exercise Price	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$14.06 — $19.63	37,000	0.8	$15.42	37,000	$15.42
$23.77 — $27.96	107,533	4.8	26.72	107,533	26.72
$28.80 — $29.06	76,706	6.0	29.03	76,706	29.03
$34.30 — $36.50	103,481	7.1	34.56	76,664	34.64

	324,720	5.4	$28.47	297,903	$27.95

A summary of the activity of restricted shares under the LTIP for the years ended December 31, 2009, 2008 and 2007 is presented below:

		Weighted
		Average
	Number of	Grant-Date
	Shares	Fair Value

Outstanding at January 1, 2007	3,703	$27.01
Granted	13,292	37.18
Forfeited	—

Outstanding at December 31, 2007	16,995
Granted	109,188	22.08
Forfeited	—

Outstanding at December 31, 2008	126,183
Granted	145,839	5.98
Vested	(75,625)	19.75
Forfeited	(7,105)	20.34

Outstanding at December 31, 2009	189,292	$11.83

As of December 31, 2009 there was approximately $1,098 of total unrecognized compensation cost related to non-vested restricted share awards granted under the Company’s various share-based plans that it expects to recognize over a weighted average period of 2.1 years.

The Company received cash of $0, $39 and $268 from options exercised during the years ended December 31, 2009, 2008 and 2007, respectively. The impact of these cash receipts is included in financing activities in the accompanying consolidated statements of cash flows.

18.	401(k) Plan

The Company sponsors a 401(k) defined contribution plan covering substantially all officers and employees of the Company which allows participants to defer a percentage of compensation on a pre-tax basis up to a statutory limit. The Company contributes up to a maximum of 50% of the employee’s contribution, up to a maximum of 5% of an employee’s annual compensation. During the years ended December 31, 2009, 2008 and 2007, the Company’s matching cash contributions were $0, $267, and $220, respectively. For 2009 and 2010, the Company suspended the matching of employee contributions.

19.	Quarterly Financial Data (Unaudited)

The following table sets forth the quarterly results of operations for the years ended December 31, 2009 and 2008 (in thousands, except per share amounts):

	Quarters Ended 2009
	March 31	June 30	September 30	December 31

Revenue	$32,033	$31,518	$30,246	$30,343
Operating income	1,677	1,488	2,604	713
Income from continuing operations	2,545	1,878	7,706	691
Income from discontinued operations	85	86	2,945	—

Net income	$2,630	$1,964	$10,651	$691
Net income attributable to noncontrolling interest in subsidiaries	(380)	(401)	(1,327)	(108)

Net income attributable to RPT common shareholders	$2,250	$1,563	$9,324	$583

Basic earnings per RPT common share:
Income from continuing operations attributable to RPT common shareholders	$0.12	$0.08	$0.33	$0.02
Income from discontinued operations attributable to RPT common shareholders	—	—	0.12	—

Net income attributable to RPT common shareholders	$0.12	$0.08	$0.45	$0.02

Diluted earnings per RPT common share:
Income from continuing operations attributable to RPT common shareholders	$0.12	$0.08	$0.33	$0.02
Income from discontinued operations attributable to RPT common shareholders	—	—	0.12	—

Net income attributable to RPT common shareholders	$0.12	$0.08	$0.45	$0.02

	Quarters Ended 2008
	March 31	June 30	September 30	December 31

Revenue	$34,652	$34,096	$32,437	$33,444
Operating income (loss)	2,310	2,973	3,630	(3,648)
Income (loss) from continuing operations	13,391	3,845	13,160	(3,030)
Income (loss) from discontinued operations	145	(267)	90	98

Net income (loss)	$13,536	$3,578	$13,250	$(2,932)
Net (income) loss attributable to noncontrolling interest in subsidiaries	(2,091)	(594)	(1,665)	419

Net income (loss) attributable to RPT common shareholders	$11,445	$2,984	$11,585	$(2,513)

Basic earnings (loss) per RPT common share:
Income (loss) from continuing operations attributable to RPT common shareholders	$0.61	$0.17	$0.62	$(0.14)
Income (loss) from discontinued operations attributable to RPT common shareholders	0.01	(0.01)	0.01	—

Net income (loss) attributable to RPT common shareholders	$0.62	$0.16	$0.63	$(0.14)

Diluted earnings (loss) per RPT common share:
Income (loss) from continuing operations attributable to RPT common shareholders	$0.61	$0.17	$0.62	$(0.14)
Income (loss) from discontinued operations attributable to RPT common shareholders	0.01	(0.01)	0.01	—

Net income (loss) attributable to RPT common shareholders	$0.62	$0.16	$0.63	$(0.14)

Earnings per share, as reported in the above table, are based on weighted average common shares outstanding during the quarter and, therefore, may not agree with the earnings per share calculated for the years ended December 31, 2009 and 2008.

20.	Transactions With Related Parties

The Company has management agreements with various partnerships and performs certain administrative functions on behalf of entities owned in part by certain trustees and/or officers of the Company. The following revenue was earned during the three years ended December 31 from these related parties:

	2009	2008	2007

Management fees	$103	$114	$118
Leasing fees	21	57	17
Brokerage commissions	—	—	20
Other	8	—	—

Total	$132	$171	$155

The Company had receivables from related parties of $25 and $34 at December 31, 2009 and 2008, respectively.

21.	Commitments and Contingencies

Construction Costs

In connection with the development and expansion of various shopping centers as of December 31, 2009, the Company has entered into agreements for construction costs of approximately $20,114, including approximately $14,436 for costs related to the development of The Towne Center at Aquia and approximately $3,298 for costs related to the development of Hartland Towne Square.

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

Pursuant to the Closing Agreement we agreed to an adjustment to our taxable income for each of our taxable years ended December 31, 1991 through 1995. The Company has advised the relevant taxing authorities for the state and local jurisdictions where it conducted business during those years of such adjustments and the terms of the Closing Agreement. We believe that our exposure to state and local tax, penalties and interest will not exceed $1,000 as of December 31, 2009. It is management’s belief that any liability for state and local tax, penalties, interest, and other miscellaneous expenses that may exist in relation to the IRS Audit will be covered under the Tax Agreement.

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

In connection with ownership (direct or indirect), operation, management and development of real properties, the Company may be potentially liable for remediation, releases or injury. In addition, Environmental Laws impose on owners or operators the requirement of on-going compliance with rules and regulations regarding business-related activities that may affect the environment. Such activities include, for example, the ownership or use of transformers or underground tanks, the treatment or discharge of waste waters or other materials, the removal or abatement of asbestos-containing materials (“ACMs”) or lead- containing paint during renovations or otherwise, or notification to various parties concerning the potential presence of regulated matters, including ACMs. Failure to comply with such requirements could result in difficulty in the lease or sale of any affected property and/or the imposition of monetary penalties, fines or other sanctions in addition to the costs required to attain compliance. Several of the Company’s properties have or may contain ACMs or underground storage tanks (“USTs”); however, the Company is not aware of any potential environmental liability which could reasonably be expected to have a material impact on its financial position or results of operations. No assurance can be given that future laws, ordinances or regulations will not impose any material environmental requirement or liability, or that a material adverse environmental condition does not otherwise exist.

22.	Other Taxes

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

On June 23, 2009, the Michigan Department of Treasury formally appealed the Court of Appeals’ decision to the Michigan Supreme Court. On September 28, 2009, the Michigan Supreme Court denied the appeal. On February 5, 2010, the Michigan Department of Treasury issued a notice indicating that they intend to apply the court’s decision retroactively. However, this notice is not binding on the State of Michigan or the taxpayer.

The Company could be obligated to file additional stand-alone tax returns for each of its Michigan LLC’s and pay any related tax, interest and/or penalties, for all tax years open under the applicable statute of limitations. Any amounts owed, if this were to occur, would be reflected as operating expenses in the Company’s consolidated statements of income in the period of the payment. The Company has determined that any impact as a result of applying this decision would not be material to its results of operations or financial position.

23.	Subsequent Events

The Company has evaluated subsequent events through the date that the consolidated financial statements were issued. There were no subsequent events requiring disclosure as part of this filing.

24.	Real Estate Assets

Years Ended December 31, 2009 and 2008 (Dollars in thousands)

Net Investment in Real Estate Assets at December 31, 2009

						Initial Cost to Company		Subsequent	Gross Cost at
							Building &	Additions	End of Period(b)
			Year	Year	Year		Improvements	(Retirements),		Building &		Accumulated
Property	Location		Constructed(a)	Acquired	Renovated	Land	(f)	Net	Land	Improvements	Total	Depreciation(c)	Encumbrances

Florida
Coral Creek Shops	Coconut Creek	Florida	1992	2002		1,565	14,085	159	1,572	14,237	15,809	2,697	(e	)
Gateway Commons	Lakeland	Florida		2008		17,625	—	6,074	17,784	5,915	23,699	—
Lantana Shopping Center	Lantana	Florida	1959	1996	2002	2,590	2,600	7,012	2,590	9,612	12,202	2,827	(e	)
Naples Towne Center	Naples	Florida	1982	1996	2003	218	1,964	5,038	807	6,413	7,220	2,017	(d	)
Parkway Shops	Jacksonville	Florida		2008		11,265	—	2,694	11,265	2,694	13,959	—	(e	)
Pelican Plaza	Sarasota	Florida	1983	1997		710	6,404	470	710	6,874	7,584	2,118	(d	)
River City	Jacksonville	Florida	2005	2005		19,768	73,859	5,612	11,961	87,278	99,239	7,893	(e	)
River Crossing Centre	New Port Richey	Florida	1998	2003		728	6,459	14	728	6,473	7,201	1,082	(e	)
Rivertowne Square	Deerfield Beach	Florida	1980	1998		954	8,587	1,366	954	9,953	10,907	2,255
Southbay Shopping Center	Osprey	Florida	1978	1998		597	5,355	1,032	597	6,387	6,984	1,830
Sunshine Plaza	Tamarac	Florida	1972	1996	2001	1,748	7,452	12,685	1,748	20,137	21,885	7,402	(e	)
The Crossroads	Royal Palm Beach	Florida	1988	2002		1,850	16,650	158	1,857	16,801	18,658	3,250	(e	)
Village Lakes Shopping Center	Land O’ Lakes	Florida	1987	1997		862	7,768	463	862	8,231	9,093	2,460	(d	)
Georgia
Centre at Woodstock	Woodstock	Georgia	1997	2004		1,880	10,801	(322)	1,987	10,372	12,359	1,418	(e	)
Conyers Crossing	Conyers	Georgia	1978	1998		729	6,562	675	729	7,237	7,966	2,331	(d	)
Holcomb Center	Alpharetta	Georgia	1986	1996		658	5,953	5,974	3,432	9,153	12,585	2,286	(d	)
Horizon Village	Suwanee	Georgia	1996	2002		1,133	10,200	82	1,143	10,272	11,415	1,994	(d	)
Mays Crossing	Stockbridge	Georgia	1984	1997	2007	725	6,532	1,738	725	8,270	8,995	2,432	(d	)
Promenade at Pleasant Hill	Duluth	Georgia	1993	2004		3,891	22,520	(614)	3,650	22,147	25,797	3,072	(e	)
Michigan
Auburn Mile	Auburn Hills	Michigan	2000	1999		15,704	—	(7,236)	5,917	2,551	8,468	1,361	(e	)
Beacon Square	Grand Haven	Michigan	2004	2004		1,806	6,093	2,404	1,809	8,494	10,303	948	(e	)
Clinton Pointe	Clinton Township	Michigan	1992	2003		1,175	10,499	173	1,175	10,672	11,847	1,694	(d	)
Clinton Valley Mall	Sterling Heights	Michigan	1977	1996	2002	1,101	9,910	6,412	1,101	16,322	17,423	5,077	(d	)
Clinton Valley	Sterling Heights	Michigan	1985	1996	2009	399	3,588	3,715	523	7,179	7,702	2,135	(d	)
Eastridge Commons	Flint	Michigan	1990	1996	2001	1,086	9,775	2,376	1,086	12,151	13,237	4,855	(d	)
Edgewood Towne Center	Lansing	Michigan	1990	1996	2001	665	5,981	126	645	6,127	6,772	2,133	(d	)
Fairlane Meadows	Dearborn	Michigan	1987	2003		1,955	17,557	429	1,956	17,985	19,941	2,948	(d	)
Fraser Shopping Center	Fraser	Michigan	1977	1996		363	3,263	917	363	4,180	4,543	1,424	(d	)
Gaines Marketplace	Gaines Twp.	Michigan	2004	2004		226	6,782	8,849	8,343	7,514	15,857	946	(e	)
Hartland Towne Square	Hartland	Michigan		2008		8,138	2,022	848	5,611	5,397	11,008	—
Hoover Eleven	Warren	Michigan	1989	2003		3,308	29,778	285	3,304	30,067	33,371	4,720	(e	)

						Initial Cost to Company		Subsequent	Gross Cost at
							Building &	Additions	End of Period(b)
			Year	Year	Year		Improvements	(Retirements),		Building &		Accumulated
Property	Location		Constructed(a)	Acquired	Renovated	Land	(f)	Net	Land	Improvements	Total	Depreciation(c)	Encumbrances

Jackson Crossing	Jackson	Michigan	1967	1996	2002	2,249	20,237	14,569	2,249	34,806	37,055	10,494	(d	)
Jackson West	Jackson	Michigan	1996	1996	1999	2,806	6,270	4,963	2,691	11,348	14,039	3,777	(e	)
Kentwood Towne Center	Kentwood	Michigan	1988	1996		2,799	9,484	68	2,841	9,510	12,351	1,590	(e	)
Lake Orion Plaza	Lake Orion	Michigan	1977	1996		470	4,234	1,243	1,241	4,706	5,947	1,594	(d	)
Lakeshore Marketplace	Norton Shores	Michigan	1996	2003	2006	2,018	18,114	1,249	3,402	17,979	21,381	3,151	(e	)
Livonia Plaza	Livonia	Michigan	1988	2003		1,317	11,786	10	1,317	11,796	13,113	2,111	(d	)
Madison Center	Madison Heights	Michigan	1965	1997	2000	817	7,366	3,086	817	10,452	11,269	3,469	(e	)
New Towne Plaza	Canton Twp.	Michigan	1975	1996	2005	817	7,354	3,804	817	11,158	11,975	3,877	(e	)
Oak Brook Square	Flint	Michigan	1982	1996		955	8,591	5,538	955	14,129	15,084	3,730	(d	)
Roseville Towne Center	Roseville	Michigan	1963	1996	2004	1,403	13,195	7,296	1,403	20,491	21,894	6,797	(d	)
Shoppes at Fairlane	Dearborn	Michigan	2007	2005		1,300	63	3,184	1,304	3,243	4,547	252	(d	)
Southfield Plaza	Southfield	Michigan	1969	1996	2003	1,121	10,090	4,440	1,121	14,530	15,651	4,331	(d	)
Tel-Twelve	Southfield	Michigan	1968	1996	2005	3,819	43,181	33,220	3,819	76,401	80,220	21,643	(d	)
West Oaks I	Novi	Michigan	1979	1996	2004	—	6,304	11,246	1,768	15,782	17,550	4,496	(e	)
West Oaks II	Novi	Michigan	1986	1996	2000	1,391	12,519	5,897	1,391	18,416	19,807	6,019
North Carolina
Ridgeview Crossing	Elkin	North Carolina	1989	1997	1995	1,054	9,494	(7,548)	390	2,610	3,000	91
Ohio
Crossroads Centre	Rossford	Ohio	2001	2001		5,800	20,709	1,367	4,903	22,973	27,876	5,408	(e	)
Office Max Center	Toledo	Ohio	1994	1996		227	2,042	—	227	2,042	2,269	698	(d	)
Rossford Pointe	Rossford	Ohio	2006	2005		796	3,087	2,312	797	5,398	6,195	542	(d	)
Spring Meadows Place	Holland	Ohio	1987	1996	2005	1,662	14,959	4,946	1,653	19,914	21,567	6,417	(d	)
Troy Towne Center	Troy	Ohio	1990	1996	2003	930	8,372	(417)	813	8,072	8,885	2,946	(d	)
South Carolina
Taylors Square	Taylors	South Carolina	1989	1997	2005	1,581	14,237	(12,209)	223	3,386	3,609	762	(d	)
Tennessee
Northwest Crossing	Knoxville	Tennessee	1989	1997	2006	1,284	11,566	(3,220)	399	9,231	9,630	2,008	(d	)
Northwest Crossing II	Knoxville	Tennessee	1999	1999		570	—	1,628	570	1,628	2,198	416	(d	)
Stonegate Plaza	Kingsport	Tennessee	1984	1997	1993	606	5,454	(4,816)	606	638	1,244	2
Virginia
Aqvia Towne Center	Stafford	Virginia	1989	1998		2,187	19,776	44,144	3,509	62,598	66,107	6,803	(e	)
Wisconsin
East Town Plaza	Madison	Wisconsin	1992	2000	2000	1,768	16,216	71	1,768	16,287	18,055	3,919	(e	)
West Allis Towne Centre	West Allis	Wisconsin	1987	1996		1,866	16,789	10,249	1,866	27,038	28,904	6,208

Grand Total						$149,035	$640,488	$205,928	$141,794	$853,657	$995,451	$191,156

(a)	If prior to May 1996, constructed by a predecessor of the Company.

(b)	The aggregate cost of land and buildings and improvements for federal income tax purposes is approximately $968 million.

(c)	Depreciation for all properties is computed over the useful life which is generally forty years.

(d)	The property is pledged as collateral on the secured credit facility.

(e)	The property is pledged as collateral on secured mortgages.

(f)	Refer to Note 1 for a summary of the Company’s capitalization policies.

The changes in real estate assets and accumulated depreciation for the years ended December 31, 2009, and 2008 are as follows:

Real Estate Assets	2009	2008	Accumulated Depreciation	2009	2008

Balance at beginning of period	$1,005,109	$1,045,372	Balance at beginning of period	$174,717	$168,962
Land Development/Acquisitions	(19)	20,258	Sales/Retirements	(7,091)	(11,690)
Discontinued Operations	(2,603)	(12,624)	Discontinued Operations	(859)	(3,242)
Capital Improvements	19,019	41,015	Depreciation	24,389	20,687

Sale/Retirements of Assets	(26,055)	(88,912)	Balance at end of period	$191,156	$174,717

Balance at end of period	$995,451	$1,005,109