Form 10-Q
period 2010-03-31
RAMCO GERSHENSON PROPERTIES TRUST
filed 2010-05-06
CIK 842183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For the quarterly period ended March 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For the transition period from ____________ to __________
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
     Number of common shares of beneficial interest ($0.01 par value) of the registrant outstanding as of May 3, 2010: 31,039,893

PART 1 — FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
RAMCO-GERSHENSON PROPERTIES TRUST
CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)
	(In thousands, except per
	share amounts)
ASSETS
Investment in real estate, net	$829,004	$804,295
Cash and cash equivalents	4,778	8,800
Restricted cash	4,967	3,838
Accounts receivable, net	30,278	31,900
Notes receivable from unconsolidated entities	763	12,566
Equity investments in unconsolidated entities	94,462	97,506
Other assets, net	37,793	39,052

Total Assets	$1,002,045	$997,957

LIABILITIES
Mortgages and notes payable	$565,421	$552,551
Accounts payable and accrued expenses	21,505	26,440
Distributions payable	5,501	5,477
Capital lease obligation	6,855	6,924

Total Liabilities	599,282	591,392

SHAREHOLDERS’ EQUITY
Ramco-Gershenson Properties Trust (“RPT”) shareholders’ equity:
Common Shares of beneficial interest, par value $0.01, 45,000 shares authorized; 31,046 and 30,907 issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	310	309
Additional paid-in capital	486,434	486,731
Accumulated other comprehensive loss	(1,701)	(2,149)
Cumulative distributions in excess of net income	(123,415)	(117,663)

Total RPT Shareholders’ Equity	361,628	367,228
Noncontrolling interest	41,135	39,337

Total Shareholders’ Equity	402,763	406,565

Total Liabilities and Shareholders’ Equity	$1,002,045	$997,957

See notes to consolidated condensed financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the Three Months
	Ended March 31,
	2010	2009
	(Unaudited)
	(In thousands, except per share amounts)
REVENUES:
Minimum rents	$20,574	$21,260
Percentage rents	78	253
Recoveries from tenants	7,812	9,038
Other property income	1,236	201
Fees and management income	1,121	1,129

Total revenues	30,821	31,881

EXPENSES:
Real estate taxes	4,528	4,620
Recoverable operating expenses	3,979	4,521
Other property operating expenses	1,047	989
Depreciation and amortization	7,787	7,765
General and administrative	3,983	3,980

Total expenses	21,324	21,875

Income from continuing operations before other income and expenses	9,497	10,006

OTHER INCOME AND EXPENSES:
Other income (expense)	(330)	153
Gain on sale of real estate assets	—	348
Earnings from unconsolidated entities	867	520
Interest expense	(8,734)	(8,104)
Impairment charge on unconsolidated joint ventures	(2,653)	—
Restructuring costs, impairment of real estate assets and other items	—	(380)

Income (loss) from continuing operations	(1,353)	2,543

Discontinued operations:
Income from operations	—	87

Income from discontinued operations	—	87

Net income (loss)	(1,353)	2,630
Less: Net (income) loss attributable to the noncontrolling interest	670	(380)

Net income (loss) attributable to RPT common shareholders	$(683)	$2,250

Basic earnings per RPT common share:
Income (loss) from continuing operations attributable to RPT common shareholders	$(0.02)	$0.12
Income from discontinued operations attributable to RPT common shareholders	—	—

Net income (loss) attributable to RPT common shareholders	$(0.02)	$0.12

Diluted earnings per RPT common share:
Income (loss) from continuing operations attributable to RPT common shareholders	$(0.02)	$0.12
Income from discontinued operations attributable to RPT common shareholders	—	—

Net income (loss) attributable to RPT common shareholders	$(0.02)	$0.12

Basic weighted average common shares outstanding	31,020	18,609

Diluted weighted average common shares outstanding	31,020	18,609

AMOUNTS ATTRIBUTABLE TO RPT COMMON SHAREHOLDERS:
Income (loss) from continuing operations	$(683)	$2,175
Income from discontinued operations	—	75

Net income (loss)	$(683)	$2,250

COMPREHENSIVE INCOME
Net income (loss)	$(1,353)	$2,630
Other comprehensive income (loss):
Unrealized gain on interest rate swaps	490	158

Comprehensive income (loss)	(863)	2,788
Comprehensive (income) loss attributable to the noncontrolling interest	628	(401)

Comprehensive income (loss) attributable to RPT	$(235)	$2,387

See notes to consolidated condensed financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months
	Ended March 31,
	2010	2009
	(Unaudited)
	(In thousands)

Cash Flows from Operating Activities:
Net income (loss)	$(1,353)	$2,630
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,787	7,765
Amortization of deferred financing costs	523	168
Gain on sale of real estate assets	—	(348)
Impairment charge on unconsolidated joint ventures	2,653	—
Earnings from unconsolidated entities	(867)	(520)
Discontinued operations	—	(87)
Distributions received from unconsolidated entities	734	903
Share-based compensation	(34)	467
Changes in operating assets and liabilities that (used) provided cash:
Accounts receivable	1,635	668
Other assets	677	73
Accounts payable and accrued expenses	(6,361)	(634)

Net Cash Provided by Continuing Operating Activities	5,394	11,085
Operating Cash from Discontinued Operations	—	115

Net Cash Provided by Operating Activities	5,394	11,200

Cash Flows from Investing Activities:
Real estate developed or acquired, net of liabilities assumed	(6,100)	(5,648)
Investment in and notes receivable from unconsolidated entities	(416)	(1,584)
Proceeds from sales of real estate assets	—	870
Increase in restricted cash	(1,129)	(180)

Net Cash Used in Investing Activities	(7,645)	(6,542)

Cash Flows from Financing Activities:
Cash distributions to common shareholders	(5,042)	(4,319)
Cash distributions to operating partnership unit holders	(477)	(675)
Payment of deferred financing costs	(592)	(67)
Distributions to noncontrolling partners	—	(16)
Paydown of mortgages and notes payable	(36,235)	(2,765)
Borrowings on mortgages and notes payable	40,600	5,900
Reduction of capital lease obligation	(69)	(65)

Net Cash Used in Financing Activities	(1,815)	(2,007)

Net (Decrease) Increase in Cash and Cash Equivalents	(4,066)	2,651
Cash from Consolidated Variable Interest Entity	44	—
Cash and Cash Equivalents, Beginning of Period	8,800	5,295

Cash and Cash Equivalents, End of Period	$4,778	$7,946

Supplemental Cash Flow Disclosure, including Non-Cash Activities:
Cash paid for interest during the period	$7,765	$6,753
Cash paid for federal income taxes	—	199
Capitalized interest	434	313
Increase in fair value of interest rate swaps	490	158
Reclassification of note receivable from joint venture	—	6,780
See notes to consolidated condensed financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands)
1. Organization and Basis of Presentation
     Ramco-Gershenson Properties Trust, together with its subsidiaries (the “Company”), is a real estate investment trust (“REIT”) engaged in the business of owning, developing, acquiring, managing and leasing community shopping centers, regional malls and single tenant retail properties. At March 31, 2010, the Company owned and managed a portfolio of 88 shopping centers, with approximately 19.8 million square feet of gross leaseable area (“GLA”), of which 15.3 million is owned by the Company, located in the Midwestern, Southeastern and Mid-Atlantic regions of the United States. The Company’s centers are usually anchored by discount department stores or supermarkets and the tenant base consists primarily of national and regional retail chains and local retailers. The Company’s credit risk, therefore, is concentrated in the retail industry.
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
     The accompanying consolidated condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in audited financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC. These consolidated condensed financial statements, in the opinion of management, include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods and dates presented. Interim operating results are not necessarily indicative of operating results for the full year.
     In 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, also known as FASB Accounting Standards Codification (“ASC”) 105-10, “Generally Accepted Accounting Principles”, (“ASC 105-10”). ASC 105-10 established the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative U.S. GAAP recognized by the FASB for nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative. Following the Codification, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. The FASB, instead, will issue Accounting Standards Updates (“ASU” or “Update”), which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification. The FASB’s Codification project did not change GAAP, however it changed the way the guidance is organized and presented. As a result, these changes had a significant impact on how companies reference GAAP in their financial statements and in their accounting policies for financial statements issued for interim and annual periods. Any technical references contained in the accompanying interim condensed financial statements and notes to consolidated condensed financial statements have been updated to correspond to the new Codification topics, as appropriate. New standards not yet codified have been referenced as issued and will be updated when codified.

     Principles of Consolidation
     The consolidated condensed financial statements include the accounts of the Company, its majority owned subsidiary, the Operating Partnership, Ramco-Gershenson Properties, L.P. (91.5% and 91.4% owned by the Company at March 31, 2010 and December 31, 2009, respectively), all wholly owned subsidiaries, including bankruptcy remote single purpose entities and all majority owned joint ventures over which the Company has control, and the variable interest entity (“VIE”) in which the Company is the primary beneficiary. The Operating Partnership owns 100% of the non-voting and voting common stock of Ramco-Gershenson, Inc. (“Ramco”), and therefore it is included in the consolidated condensed financial statements. Ramco has elected to be a taxable REIT subsidiary for federal income tax purposes. Ramco provides property management services to the Company and to other entities. Investments in real estate joint ventures which the Company has the ability to exercise significant influence over, but for which the Company does not have financial or operating control, are accounted for using the equity method of accounting. Accordingly, the Company’s share of the earnings from these joint ventures is included in consolidated net income. All intercompany accounts and transactions have been eliminated in consolidation.
     New Accounting Pronouncements
     In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167 (“SFAS 167”), “Amendments to FASB Interpretation No. 46(R)”, which was codified in ASU 2009-17. This standard amends guidance surrounding a company’s analysis to determine whether any of its variable interests constitute controlling financial interests in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics; a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. The new guidance also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. The guidance was effective for the first annual reporting period beginning after November 15, 2009.
     The Company consolidated the Ramco RM Hartland SC LLC joint venture prospectively, effective January 1, 2010. The consolidation of the variable interest entity did not have a material impact on the Company’s financial position, results of operations, or cash flows. Refer to Note 5 of the notes to the consolidated condensed financial statements for more information on the consolidation of the variable interest entity.
     In January 2010, the FASB updated ASC 820 “Fair Value Measurements and Disclosures” with ASU 2010-06. The Update provides amendments and clarification to existing disclosure requirements in ASC 820-10 as follows:
a)	A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.

b)	A reporting entity should present gross information rather than net in its Level 3 fair value measurement reconciliation.

c)	A reporting entity should provide fair value measurement disclosures for each class of asset or liability. A class is often a subset of assets and liabilities within a line item in the statement of financial position. Judgment is required in determining the appropriate classes of assets and liabilities.

d)	A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring Level 2 or Level 3 fair value measurements.
     The new disclosure requirements and clarifications are effective for interim and annual reporting periods beginning after December 15, 2009, except for the requirements in item b) above. Those disclosures are effective for fiscal years beginning after December 15, 2010. The Company adopted the provisions of this Update in the first quarter of 2010. The new and clarified disclosures did not have a material impact on the Company’s financial position, results of operations, or cash flows. Refer to Note 8 of the notes to the consolidated condensed financial statements for more information on fair value measurements.

2. Accounts Receivable, Net
     Accounts receivable includes $17,552 and $17,144 of unbilled straight-line rent receivables, net of an allowance for doubtful accounts, of $342 and $360 at March 31, 2010 and December 31, 2009, respectively.
     The Company provides for bad debt expense based upon the allowance method of accounting. The Company monitors the collectability of its accounts receivable (billed and unbilled, including straight-line) from specific tenants, and analyzes historical bad debts, customer credit worthiness, current economic trends and changes in tenant payment terms when evaluating the adequacy of the allowance for doubtful accounts. When tenants are in bankruptcy, the Company makes estimates of the expected recovery of pre-petition and post-petition claims. The ultimate resolution of these claims can be delayed for one year or longer. Accounts receivable in the accompanying balance sheets is shown net of an allowance for doubtful accounts of $3,691 and $3,288 (including the amounts related to the allowance for straight-line rent receivables discussed above) at March 31, 2010 and December 31, 2009, respectively.
     Accounts receivable at March 31, 2010 and December 31, 2009 includes $1,282 and $1,296, respectively, due from Atlantic Realty Trust (“Atlantic”) for reimbursement of tax deficiencies, interest and other miscellaneous expenses related to the Internal Revenue Service’s (“IRS”) examination of the Company’s taxable years ended December 31, 1991 through 1995. Under terms of the tax agreement the Company entered into with Atlantic (the “Tax Agreement”), Atlantic assumed all of the Company’s liability for tax and interest arising out of that IRS examination. Effective June 30, 2006, Atlantic was merged into (acquired by) Kimco SI 1339, Inc. (formerly known as SI 1339, Inc.), a wholly owned subsidiary of Kimco Realty Corporation (“Kimco”), with Kimco SI 1339, Inc. continuing as the surviving corporation. By way of the merger, Kimco SI 1339, Inc. acquired Atlantic’s assets, subject to its liabilities, including its obligations to the Company under the Tax Agreement.
3. Investment in Real Estate, Net
     Investment in real estate consisted of the following:

	March 31,	December 31,
	2010	2009
	(Unaudited)
Land	$103,461	$99,147
Buildings and improvements	820,444	818,142
Land held for development	96,318	69,936
Construction in progress	6,005	8,225

	1,026,228	995,450
Less: accumulated depreciation and amortization	(197,224)	(191,155)

Investment in real estate, net.	$829,004	$804,295

     Certain prior period amounts have been reclassified to conform to the current presentation.
     Land held for development represents projects where vertical construction has yet to commence, but which have been identified by the Company and are available for future development if and when market conditions dictate the demand for a new shopping center. The increase in land held for development from December 31, 2009 to March 31, 2010 was primarily attributable to the consolidation of the Ramco RM Hartland SC LLC variable interest entity. Refer to Note 5 of the notes to the consolidated condensed financial statements for information on the consolidation of the Ramco RM Hartland SC LLC joint venture.
     Construction in progress represents existing development and redevelopment projects. When projects are substantially complete, balances are transferred to land or buildings and improvements as appropriate.

4. Equity Investments in and Notes Receivable from Unconsolidated Entities
     As of March 31, 2010, the Company had investments in the following unconsolidated entities:

		Total Assets	Total Assets
	Ownership as of	as of	as of
Entity Name	March 31, 2010	March 31, 2010	December 31, 2009
		(Unaudited)

S-12 Associates	50%	$636	$644
Ramco/West Acres LLC	40%	9,557	9,610
Ramco/Shenandoah LLC	40%	15,135	15,164
Ramco/Lion Venture LP	30%	533,708	534,348
Ramco 450 Venture LLC	20%	360,778	364,347
Ramco 191 LLC	20%	24,329	23,975
Ramco RM Hartland SC LLC	20%	—	25,630
Ramco HHF KL LLC	7%	51,128	50,991
Ramco HHF NP LLC	7%	26,985	27,086
Ramco Jacksonville North Industrial LLC	5%	1,292	1,279

		$1,023,548	$1,053,074

     Effective January 1, 2010, the Company prospectively consolidated the Ramco RM Hartland SC LLC joint venture that is developing Hartland Towne Square, in Hartland, Michigan. For additional information on the consolidation of the Ramco RM Hartland SC LLC joint venture refer to Note 5 of the notes to the consolidated condensed financial statements.
     In the first quarter 2010, the Company recorded a non-cash impairment charge of $2,653 resulting from other-than-temporary declines in the fair market value of various equity investments in unconsolidated joint ventures.
Debt
     The Company’s unconsolidated entities had the following debt outstanding at March 31, 2010 (unaudited):

	Balance	Interest
Entity Name	Outstanding	Rate	Maturity Date

S-12 Associates	$785	7.3%	May 2016 (1)
Ramco/West Acres LLC	8,535	8.1%	April 2030 (2)
Ramco/Shenandoah LLC	11,822	7.3%	February 2012
Ramco/Lion Venture LP	268,903	4.6% - 8.3%	Various (3)
Ramco 450 Venture LLC	216,656	5.3% - 6.5%	Various (4)
Ramco 191 LLC	8,750	1.7%	June 2010 (5)
Ramco Jacksonville North Industrial LLC	763	6.0%	September 2010 (6)

	$516,214

(1)	Interest rate resets annually per formula.

(2)	Interest rate resets to 10.1% on April 1, 2010.

(3)	Interest rates range from 4.6% to 8.3% with maturities ranging from November 2009 to June 2020.

(4)	Interest rates range from 5.3% to 6.5% with maturities ranging from February 2011 to January 2018.

(5)	Includes a two-year option to extend the maturity to June 2012.

(6)	Represents mezzanine financing between the Company and the joint venture entity in which the Company has an ownership interest. Included in “Notes receivable from unconsolidated entities” on the consolidated balance sheets.
     In November 2009, RLV Cypress Point LP, an entity in the Ramco/Lion Venture LP joint venture in which the Company has a 30% ownership interest, had a $14,500 non-recourse loan reach maturity. The joint venture continues to negotiate the terms of an extension of the debt with the special servicer and anticipates having to pay a fee and pay down a portion of the outstanding balance to extend the debt. There can be no assurance that the joint venture entity will be able to refinance the debt on Cypress Point on commercially reasonable or any other terms. Based upon the 30% interest in the entity that owns Cypress Point, the Company’s share of the debt was $4,350 at March 31, 2010.
Fees and Management Income from Transactions with Joint Ventures
     Under the terms of agreements with certain joint ventures, the Company is the manager of the joint ventures and their properties, earning fees for acquisitions, development, management, leasing, and financing. The fees earned by the Company, which are reported in the consolidated statements of operations as fees and management income, are summarized as follows:

	Three Months Ended
	March 31,
	2010	2009
	(Unaudited)

Management fees	$723	$729
Leasing fees	178	110
Development fees	99	121
Financing fees	—	10

Total	$1,000	$970

Combined Condensed Financial Information
     Combined condensed financial information for the Company’s unconsolidated entities is summarized as follows:

	March 31,	December 31,
	2010	2009
	(Unaudited)

ASSETS
Investment in real estate, net	$978,469	$1,010,216
Other assets	45,079	42,858

Total Assets	$1,023,548	$1,053,074

LIABILITIES AND OWNERS’ EQUITY
Mortgage notes payable	$516,214	$537,732
Other liabilities	20,577	25,657
Owners’ equity	486,757	489,685

Total Liabilities and Owners’ Equity	$1,023,548	$1,053,074

Company’s equity investments in unconsolidated entities	$94,462	$97,506

Company’s notes receivable from unconsolidated entities	$763	$12,566

	Three Months Ended
	March 31,
	2010	2009
	(Unaudited)

TOTAL REVENUES	$26,414	$25,485
TOTAL EXPENSES	23,254	23,359

Net income	$3,160	$2,126

Company’s share of earnings from unconsolidated entities	$867	$520

5. Consolidated Variable Interest Entity
     The Ramco RM Hartland SC LLC joint venture was formed primarily to acquire certain land parcels and to construct, develop, lease and operate a retail shopping center development called Hartland Towne Square, in Hartland, Michigan. The entity was established with approximately $3,100 of equity, of which 80% was contributed by an independent joint venture partner. The Company contributed the remaining 20%. The Company is also the manager of the entity and is responsible for the development, leasing and management of the project.
     In connection with the adoption of ASU 2009-17, the Company re-evaluated its interests in entities for the period beginning January 1, 2010 to determine if the interests are variable and that the entities are reflected properly in the financial statements as investments or consolidated entities. As a result of the qualitative and quantitative analysis performed, the Company determined that the Ramco RM Hartland SC LLC joint venture, in which the Company has a 20% ownership interest and to which the Company, at March 31, 2010, had extended a mezzanine loan of $18,100, is a variable interest entity and that the Company has a controlling financial interest in the variable interest entity.
     During the first quarter 2010, a loan to the joint venture from a third party lender was reduced by $3,900 to $4,605. As a result of the reduction in third-party financing and additional costs incurred in development, the Company increased the mezzanine loan balance to the joint venture significantly to $18,100 and became responsible for providing the substantial majority of the entity’s capital. The combination of the reduction of the third party loan, the need for the Company to advance additional funds to the joint venture, and the inability of the entity to obtain additional independent construction or mezzanine financing, shifted the responsibility of financial control to the Company. The Company concluded that the joint venture entity met the criteria of a variable interest entity under the current accounting definition.
     The Company also determined that it had the obligation to absorb losses that could potentially be significant through its equity interest and its mezzanine loan to the joint venture entity and the power to direct the significant activities of the entity, and was therefore the primary beneficiary of the variable interest entity. As the primary beneficiary, the Company was required to consolidate the joint venture entity in its consolidated financial statements. The Company consolidated the Ramco RM Hartland SC LLC joint venture prospectively, effective January 1, 2010.

     Included in consolidated balances after appropriate eliminations were amounts related to the Ramco RM Hartland SC LLC joint venture VIE at March 31, 2010 as follows:

March 31,
2010
(Unaudited)

Assets
Investment in real estate, net	$25,694
Other assets	111

Liabilities and Shareholders’ Equity
Mortgage notes payable	$4,605
Other liabilities	236
Noncontrolling interest	2,298
     The mortgage note payable of $4,605 at March 31, 2010, is non-recourse, subject to certain exceptions. Therefore, the lender would not have recourse to the general credit of the Company if any loan losses were to be incurred.
     Investment in real estate of $25,694 related to the consolidated VIE comprises approximately 2.6% of the Company’s consolidated total assets at March 31, 2010. Mortgages and notes payable of $4,605 and noncontrolling interest of $2,298 related to the consolidated VIE comprise less than 1.0% of the Company’s consolidated total debt and total equity, respectively at March 31, 2010.
6. Other Assets, Net
     Other assets consisted of the following:

	March 31,	December 31,
	2010	2009
	(Unaudited)

Deferred leasing costs	$41,605	$40,922
Deferred financing costs	11,063	10,525
Intangible assets	5,405	5,836
Other	6,213	6,162

	64,286	63,445
Less: accumulated amortization	(39,268)	(37,766)

	25,018	25,679
Prepaid expenses and other	12,775	13,373

Other assets, net	$37,793	$39,052

     Intangible assets at March 31, 2010 include $4,095 of lease origination costs and $1,228 of favorable leases related to the allocation of the purchase price for acquisitions made since 2002. These assets are being amortized over the lives of the applicable leases as reductions or additions to minimum rent revenue, as appropriate, over the initial terms of the respective leases.
     At March 31, 2010 and 2009, $1,235 and $1,870, respectively, of intangible assets, net of accumulated amortization of $4,088 and $3,884, respectively, were included in other assets in the consolidated condensed balance sheets. Included in net intangible assets at March 31, 2010 and 2009, were approximately $938 and $1,450, respectively, of lease origination costs and $297 and $420, respectively, of above-market leases. Included in accounts payable and accrued expenses at March 31, 2010 and 2009 were intangible liabilities related to below-market leases of $315 and $662, respectively, and an adjustment to increase debt to fair market value in the amount of $212 and $510, respectively. The lease-related intangible assets and liabilities are being amortized or accreted over the terms of the acquired leases, which resulted in additional expense of approximately $31 and $31, respectively, and an increase in revenue of $238 and $43, respectively, for the three months ended March 31, 2010 and 2009. The adjustment to the fair market value of debt decreased interest expense by $72 and $78 for the three months ended March 31, 2010 and 2009, respectively.
     The average amortization period for intangible assets attributable to lease origination costs and for favorable leases is 5.3 years and 4.5 years, respectively.
     Deferred financing costs, net of accumulated amortization were $8,049 at March 31, 2010, compared to $8,056 at December 31, 2009. The Company recorded amortization of deferred financing costs of $523 and $168, respectively, during the three months ended March 31, 2010 and 2009. This amortization has been recorded as interest expense in the Company’s consolidated condensed statements of operations.
The following table represents estimated future amortization expense related to other assets as of March 31, 2010 (unaudited):

Year Ending December 31,
2010 (April 1 - December 31)	$5,371
2011	6,265
2012	5,350
2013	2,568
2014	1,694
Thereafter	3,770

Total	$25,018

7. Mortgages and Notes Payable
Mortgages and notes payable consisted of the following:

	March 31,	December 31,
	2010	2009
	(Unaudited)
Fixed rate mortgages with interest rates ranging from 4.8% to 8.1%, due at various dates from September 2010 through April 2020	$361,228	$330,963
Floating rate mortgages with interest rates ranging from 5.3% to 6.0%, due at various dates from June 2011 through December 2011	22,818	14,427
Revolving Credit Facility, securing The Town Center at Aquia, with an interest rate at LIBOR plus 350 basis points with a 2.0% LIBOR floor, due December 2010. The effective rate at March 31, 2010 and December 31, 2009 was 5.5%	18,750	20,000
Secured Term Loan Facility, with an interest rate at LIBOR plus 350 basis points with a 2.0% LIBOR floor, due June 2011, maximum borrowings $67,000. The effective rate at March 31, 2010 and December 31, 2009 was 6.5%	67,000	67,000
Secured Revolving Credit Facility, with an interest rate at LIBOR plus 350 basis points with a 2.0% LIBOR floor, due December 2012, maximum borrowings $150,000. The effective rate at March 31, 2010 and December 31, 2009 was 6.1% and 5.5%, respectively	67,500	92,036
Junior subordinated notes, unsecured, due January 2038, with an interest rate fixed until January 2013 when the notes are redeemable or the interest rate becomes LIBOR plus 330 basis points. The effective rate at March 31, 2010 and December 31, 2009 was 7.9%	28,125	28,125

	$565,421	$552,551

     The mortgage notes, both fixed rate and floating rate, are secured by mortgages on properties that have an approximate net book value of $481,467 as of March 31, 2010.
     The Company has a $217,000 secured credit facility, (the “Credit Facility”) consisting of a $150,000 secured revolving credit facility and a $67,000 amortizing secured term loan facility. The Credit Facility provides that the secured revolving credit facility may be increased by up to $50,000 at the Company’s request, dependent upon there being one or more lenders willing to acquire the additional commitment, for a total secured credit facility commitment of $267,000. The secured revolving credit facility matures in December 2012 and bears interest at LIBOR plus 350 basis points with a 2% LIBOR floor. The amortizing secured term loan facility also bears interest at LIBOR plus 350 basis points with a 2% LIBOR floor and requires a $33,000 payment by September 2010 and a final payment of $34,000 by June 2011. The Credit Facility is secured by mortgages on various properties that have an approximate net book value of $277,608 as of March 31, 2010.
     The revolving credit facility secured by The Town Center at Aquia bears interest at LIBOR plus 350 basis points with a 2% LIBOR floor and matures in December 2010. A one-year extension option for $15,000 is available maturing December 2011. A second one-year extension option for $10,000 is available maturing December 2012.
     In March 2010, the Company closed on a $31,300 loan secured by mortgages on the West Oaks II and Spring Meadows shopping centers. The loan bears interest at a fixed rate of 6.5% and matures in April 2020. Net proceeds from the loan were used primarily to pay down the Company’s secured revolving credit facility.

     It is anticipated that funds borrowed under the aforementioned Credit Facilities will be used for general corporate purposes, including working capital, capital expenditures, the repayment of indebtedness or other corporate activities.
     At March 31, 2010, outstanding letters of credit issued under the Credit Facility, not reflected in the accompanying consolidated condensed balance sheets, totaled approximately $1,300. These letters of credit reduce the availability under the Credit Facility.
     The Credit Facility and the secured term loan contain financial covenants relating to total leverage, fixed charge coverage ratio, tangible net worth and various other calculations. As of March 31, 2010, the Company was in compliance with the covenant terms.
     The mortgage loans encumbering the Company’s properties, including properties held by its unconsolidated joint ventures, are generally non-recourse, subject to certain exceptions for which the Company would be liable for any resulting losses incurred by the lender. These exceptions vary from loan to loan but generally include fraud or a material misrepresentation, misstatement or omission by the borrower, intentional or grossly negligent conduct by the borrower that harms the property or results in a loss to the lender, filing of a bankruptcy petition by the borrower, either directly or indirectly, and certain environmental liabilities. In addition, upon the occurrence of certain events, such as fraud or filing of a bankruptcy petition by the borrower, the Company would be liable for the entire outstanding balance of the loan, all interest accrued thereon and certain other costs, including penalties and expenses. At March 31, 2010, the mortgage debt of $11,000 at Peachtree Hill, a shopping center owned by Ramco 450 Venture LLC, a joint venture in which the Company has 20% ownership interest, is recourse debt. The loan is secured by unconditional guarantees of payment and performance by Ramco 450 Venture LLC, the Company, and the Operating Partnership.
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
     Under terms of various debt agreements, the Company may be required to maintain interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate debt. The Company had interest rate swap agreements with an aggregate notional amount of $100,000 at March 31, 2010. Based on rates in effect at March 31, 2010, the agreements provide for fixed rates ranging from 6.4% to 6.7% and expire December 2010.
     The following table presents scheduled principal payments on mortgages and notes payable as of March 31, 2010 (unaudited):

Year Ending December 31,

2010 (April 1 - December 31)	$75,855
2011	87,133
2012	102,165
2013	34,233
2014	32,871
Thereafter	233,164

Total	$565,421

     With respect to the various fixed rate mortgages due in 2010, the Company is pursuing several options to repay or refinance these mortgages and notes payable, including, but not limited to using availability under the Company’s secured revolving credit facility or using proceeds from the financings of unencumbered assets. However, there can be no assurance that the Company will be able to refinance its debt on commercially reasonable or any other terms.
8. Fair Value
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
     Derivative Assets and Liabilities
     All derivative instruments held by the Company are interest rate swaps for which quoted market prices are not readily available. For those derivatives, the Company measures fair value on a recurring basis using valuation models that use primarily market observable inputs, such as yield curves. The Company classifies derivative instruments as recurring Level 2. Refer to Note 9 of the notes to the consolidated condensed financial statements for additional information on the Company’s derivative financial instruments.
     Investments in Real Estate
     The Company’s investments in real estate, including any identifiable intangible assets, are subject to impairment testing on a nonrecurring basis. To estimate fair value, the company uses discounted cash flow models that include assumptions of the discount rates that market participants would use in pricing the asset. To the extent impairment has occurred, the Company charges to expense the excess of the carrying value of the property over its estimated fair value. The Company classifies impaired real estate assets as nonrecurring Level 3.
     Equity Investments in Unconsolidated Entities
     The Company’s equity investments in unconsolidated joint venture entities are subject to impairment testing on a nonrecurring basis if a decline in the fair value of the investment below the carrying amount is determined to be a decline that is other-than-temporary. To estimate the fair value of properties held by unconsolidated entities, the company uses cash flow models, discount rates, and capitalization rates based upon assumptions of the rates that market participants would use in pricing the asset. To the extent other-than-temporary impairment has occurred, the Company charges to expense the excess of the carrying value of the equity investment over its estimated fair value. The Company classifies other-than-temporarily impaired equity investments in unconsolidated entities as nonrecurring Level 3.

     Assets and Liabilities Recorded at Fair Value on a Recurring Basis
     The table below presents the recorded amount of liabilities measured at fair value on a recurring basis as of March 31, 2010 (in thousands). The Company did not have any material assets that were required to be measured at fair value on a recurring basis at March 31, 2010.

	Total
	Fair Value	Level 1	Level 2	Level 3
Liabilities
Derivative liabilities (1)	($2,027)	$—	($2,027)	$—

(1)	Interest rate swaps.
     Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis
     The table below presents the recorded amount of assets measured at fair value on a nonrecurring basis as of March 31, 2010 (in thousands). The Company did not have any material liabilities that were required to be measured at fair value on a nonrecurring basis at March 31, 2010.

	Total
	Fair Value	Level 1	Level 2	Level 3
Assets
Equity investments in unconsolidated entities (2)	$76,307	$—	$—	$76,307

(2)	Other-than-temporarily impaired equity investments in unconsolidated entities.
9. Derivative Financial Instruments
     As of March 31, 2010, the Company had interest rate swap agreements with an aggregate notional amount of $100,000. Under the terms of certain debt agreements, the Company is required to maintain interest rate swap agreements in an amount necessary to ensure that the Company’s variable rate debt does not exceed 25% of its assets, as computed under the agreements, to reduce the impact of changes in interest rates on its variable rate debt. Based on rates in effect at March 31, 2010, the agreements provide for fixed rates ranging from 6.4% to 6.7% on a portion of the Company’s secured credit facility and expire December 2010.
     On the date the Company enters into an interest rate swap agreement for risk management purposes, the derivative is designated as a hedge against the variability of cash flows that are to be paid in connection with a recognized liability. Subsequent changes in the fair value of a derivative designated as a cash flow hedge that is determined to be highly effective are recorded in other comprehensive income (“OCI”) until earnings are affected by the variability of cash flows of the hedged transaction. The differential between fixed and variable rates to be paid or received is accrued, as interest rates change, and recognized currently as interest expense in the consolidated condensed statements of operations. Refer to Note 8 of the notes to the consolidated condensed financial statements for additional information on the fair value measurement of the Company’s derivative financial instruments.

     The following table summarizes the notional values and fair values of the Company’s derivative financial instruments as of March 31, 2010:

	Hedge	Notional	Fixed	Fair	Expiration
Underlying Debt	Type	Value	Rate	Value	Date

Credit Facility	Cash Flow	$20,000	6.4%	$(383)	12/2010
Credit Facility	Cash Flow	10,000	6.6%	(202)	12/2010
Credit Facility	Cash Flow	10,000	6.6%	(202)	12/2010
Credit Facility	Cash Flow	10,000	6.6%	(195)	12/2010
Credit Facility	Cash Flow	10,000	6.6%	(195)	12/2010
Credit Facility	Cash Flow	20,000	6.7%	(425)	12/2010
Credit Facility	Cash Flow	20,000	6.7%	(425)	12/2010

		$100,000		$(2,027)

     The following table presents the fair values of derivative financial instruments in the Company’s consolidated condensed balance sheets as of March 31, 2010 and December 31, 2009, respectively:

	Liability Derivatives
	March 31, 2010		December 31, 2009
		(Unaudited)
Derivatives Designated	Balance Sheet	Fair	Balance Sheet	Fair
as Hedging Instruments	Location	Value	Location	Value
Interest rate contracts	Accounts payable and		Accounts payable and
	accrued expenses	$(2,027)	accrued expenses	$(2,517)

Total		$(2,027)		$(2,517)

     The effect of derivative financial instruments on the Company’s consolidated condensed statements of operations for the three months ended March 31, 2010 and 2009 is summarized as follows:

			Location of	Amount of Gain (Loss)
	Amount of Gain (Loss)		Gain (Loss)	Reclassified from
	Recognized in OCI on Derivative		Reclassified from	Accumulated OCI into
Derivatives in	(Effective Portion)		Accumulated OCI	Income (Effective Portion)
Cash Flow Hedging	Three Months Ended March 31,		into Income	Three Months Ended March 31,
Relationship	2010	2009	(Effective Portion)	2010	2009

Interest rate contracts	$490	$158	Interest Expense	$(715)	$(712)

Total	$490	$158		$(715)	$(712)

10. Earnings Per Common Share
     The following table sets forth the computation of basic and diluted earnings per common share (“EPS”) (in thousands, except per share data):

	Three Months Ended
	March 31,
	2010	2009
	(Unaudited)
Numerator:
Income (loss) from continuing operations before noncontrolling interest	$(1,353)	$2,543
Noncontrolling interest from continuing operations	670	(368)

Income (loss) from continuing operations available to RPT common shareholders	(683)	2,175
Discontinued operations, net of noncontrolling interest:
Income from operations	—	75

Net income (loss) available to RPT common shareholders	$(683)	$2,250

Denominator:
Weighted-average common shares for basic EPS	31,020	18,609
Dilutive effect of securities:
Options outstanding	—	—

Weighted-average common shares for diluted EPS	31,020	18,609

Basic EPS:
Income (loss) from continuing operations attributable to RPT common shareholders	$(0.02)	$0.12
Income from discontinued operations attributable to RPT common shareholders	—	—

Net income (loss) attributable to RPT common shareholders	$(0.02)	$0.12

Diluted EPS:
Income (loss) from continuing operations attributable to RPT common shareholders	$(0.02)	$0.12
Income from discontinued operations attributable to RPT common shareholders	—	—

Net income (loss) attributable to RPT common shareholders	$(0.02)	$0.12

11. Shareholders’ Equity
     In September 2009, the Company issued 12.075 million common shares of beneficial interest (par value $0.01 per share), at $8.50 per share. The Company received net proceeds from the offering of approximately $96,300 after deducting underwriting discounts, commissions and estimated transaction expenses payable by the Company. The net proceeds from the offering were used to reduce outstanding borrowings under the Company’s unsecured revolving credit facility.

     The following table presents a reconciliation of beginning and ending shareholders’ equity, including amounts attributable to noncontrolling interests for the first quarter 2010:

			Accumulated	Cumulative
	Common	Additional	Other	Distributions in	Noncontrolling	Total
	Shares Par	Paid-In	Comprehensive	Excess of	Interest	Shareholders’
	Value	Capital	Income (Loss)	Net Income	in Subsidiaries	Equity
Balance, December 31, 2009	309	486,731	(2,149)	(117,663)	39,337	406,565
Cash distributions declared	—	—	—	(5,027)	(474)	(5,501)
Restricted stock dividends	—	—	—	(42)	—	(42)
Share-based compensation expense	—	(297)	—	—	—	(297)
Issuance of common shares	1	—	—	—	—	1
Consolidation of variable interest entity	—	—	—	—	2,900	2,900
Net loss	—	—	—	(683)	(670)	(1,353)
Unrealized gain on interest rate swaps	—	—	448	—	42	490

Balance, March 31, 2010	$310	$486,434	$(1,701)	$(123,415)	$41,135	$402,763

12. Restructuring Costs, Impairment of Real Estate Assets and Other Items
     The following table presents a summary of the charges recorded in restructuring costs, impairment of real estate assets and other items:

	Three Months Ended
	March 31,
	2010	2009
	(Unaudited)

Restructuring expense	$—	$380

Total	$—	$380

     Restructuring expense included severance and other benefit-related costs related to employees who were terminated during the quarter ended March 31, 2009. No similar costs were incurred in the first quarter of 2010. The Company’s liability for restructuring costs consisted of the following for the three months ended March 31, 2010:

2010

Liability for restructuring costs at January 1	$1,112
Restructuring expenses incurred during the period	—
Severance payments made to employees	(305)

Liability for restructuring costs at March 31	$807

13. Leases
     Approximate future minimum revenues from rentals under noncancelable operating leases in effect at March 31, 2010, assuming no new or renegotiated leases or option extensions on lease agreements, were as follows (unaudited):

Year Ending December 31,

2010 (April 1 — December 31)	$59,217
2011	73,760
2012	65,723
2013	56,537
2014	48,662
Thereafter	202,955

Total	$506,854

     The Company has an operating lease for its corporate office space in Michigan for a term expiring in 2014. The Company also has operating leases for office space in Florida and land at one of its shopping centers. In addition, the Company has a capitalized ground lease. Total amounts expensed relating to these leases were $399 and $393 for the three months ended March 31, 2010 and 2009, respectively.
     Approximate future minimum rental payments under the Company’s noncancelable office leases and land, assuming no options extensions, and a capital ground lease at one of its shopping centers, are as follows (unaudited):

	Operating	Capital
Year Ending December 31,	Leases	Lease

2010 (April 1 — December 31)	$680	$508
2011	916	677
2012	938	677
2013	961	677
2014	698	5,955
Thereafter	819	—

Total minimum lease payments	5,012	8,494
Less: amounts representing interest	—	(1,639)

Total	$5,012	$6,855

14. Commitments and Contingencies
Construction Costs
     In connection with the development and redevelopment of various shopping centers, as of March 31, 2010 the Company had entered into agreements for construction costs of approximately $2,796.
Litigation
     We are currently involved in certain litigation arising in the ordinary course of business. The Company believes that this litigation will not have a material adverse effect on its consolidated condensed financial statements.
15. Subsequent Events
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
Overview
     We are a fully integrated, self-administered, publicly-traded REIT which owns, develops, acquires, manages and leases community shopping centers and one enclosed regional mall in the Midwestern, Southeastern and Mid-Atlantic regions of the United States. At March 31, 2010, we owned interests in 88 shopping centers, comprised of 65 community centers, 21 power centers, one single tenant property, and one enclosed regional mall, totaling approximately 19.8 million square feet of gross leaseable area (“GLA”). We and our joint venture partners own approximately 15.3 million square feet of such GLA, with the remaining portion owned by various anchor stores.
     The Company believes it is best positioned to optimize shareholder value through a business strategy focused on the following initiatives:
•	De-leverage the balance sheet and strengthen the Company’s financial position by utilizing a variety of measures including reducing debt through the sale of non-core assets, growth in shopping center operating income and other actions where appropriate

•	Increase real estate value by aggressively leasing vacant spaces and entering into new leases for occupied spaces when leases are about to expire

•	Complete value added redevelopment projects and time future accretive redevelopments in a manner that allows completed projects to positively impact operating income while new projects are undertaken

•	Acquire shopping centers under the appropriate economic conditions that have the potential to produce superior returns and geographic market diversification
     The Company had no acquisition activity during the first quarter 2010. Future acquisition activity will depend on a number of factors, including market conditions, the availability of capital to the Company, and the prospects for creating value at acquired properties.
     For the first quarter of 2010, the Company’s net income attributable to common shareholders was $2.0 million, excluding a one-time non-cash impairment charge of $2.7 million resulting from other-than-temporary declines in the fair market value of various equity investments in unconsolidated joint ventures. In addition, the Company consolidated the Ramco RM Hartland SC LLC joint venture prospectively, effective January 1, 2010. Refer to Note 5 of the notes to the consolidated condensed financial statements for further information on the consolidation of this variable interest entity.
Leasing
     During the first quarter of 2010, the Company signed two new anchor leases including Old Navy in 21,675 square feet and Staples in 20,000 square feet. Old Navy will occupy the former OfficeMax space at the West Oaks I shopping center in Novi, Michigan. Staples signed a lease to fill the vacant Linens ‘n Things space at Shoppes of Lakeland in Lakeland, Florida. Additionally, the Company signed 16 new non-anchor leases in the first quarter of 2010 for new tenancies that will take occupancy in subsequent periods. All new leases totaled 140,170 square feet, at a decrease of 3.8% over prior rents paid.
     The Company renewed 79 non-anchor leases, at an average base rent of $13.62 per square foot, a decrease of 10.6% over prior rental rates. In the first quarter of 2010, the Company also renewed 10 anchor leases, at an average base rent of $6.13 per square foot as compared to prior rents paid of $7.93 per square foot. Compared to the same period in the prior year, the combination of new leases, renewals and contractual rent escalations increased the Company’s overall portfolio average base rents to $10.90 per square foot in the first quarter of 2010 from $10.82 per square foot for the first quarter of 2009.
     The Company’s core operating portfolio, which excludes joint venture properties and properties under redevelopment, was 91.0% occupied at March 31, 2010, compared to 93.9% at March 31, 2009. Overall portfolio occupancy, which includes joint venture properties and properties under redevelopment, was 89.5% at March 31, 2010, compared to 90.9% at March 31, 2009.
Redevelopment
     During the first quarter 2010, the Company delivered three redevelopment projects anchored by Ross Dress for Less, Beall’s, and CVS. We and our joint ventures have five redevelopments currently in progress, all with signed leases for the expansion or addition of an anchor or out-lot tenant. The Company estimates the total project costs of the five redevelopment projects in process to be $37.6 million. Two of the redevelopments involve core operating properties included on our balance sheet and are expected to cost approximately $16.1 million of which $11.8 million has been spent as of March 31, 2010. For the three redevelopment projects at properties held by joint ventures, the Company estimates off-balance sheet project costs of approximately $21.4 million (our share is estimated to be $6.2 million) of which $16.0 million has been spent as of March 31, 2010 (our share is $4.7 million). Of the five redevelopment projects presently in progress, all are partially complete and have anchor tenants in place generating revenue for the Company. The Company expects that small shop tenancies will come on-line and the redevelopment projects will be completed throughout the second half of 2010.
     While we anticipate redevelopments will increase rental revenue upon completion, a majority of the projects required taking some retail space off-line to accommodate the new or expanded tenancies. These measures have resulted in the loss of rents and recoveries from tenants for those spaces removed from our pool of leasable space. The process of value-added redevelopment resulted in a short-term temporary reduction of net operating income and funds from operations (“FFO”). Upon completion of the redevelopment projects, the Company expects that revenues related to our share of these projects will increase.
Development
     At March 31, 2010, the Company had four projects under development and pre-development. In the first quarter of 2010, after a thorough review of the opening schedules for the proposed anchors, the Company determined it was appropriate to discontinue the capitalization of interest costs and real estate taxes at its development projects. As a result of slower anchor leasing, activities at the four development projects were curtailed in the first quarter 2010 and are not expected to resume in earnest until substantial pre-leasing and other hurdles to moving forward with construction have been met. As of March 31, 2010, we and one of our joint ventures have spent $96.3 million on the developments, including certain land parcels we own through taxable REIT subsidiaries.
     At March 31, 2010, the Company’s land held for development consisted of:

	Costs
	Incurred
Development Project/Location	to Date

Hartland Towne Square — Hartland Twp., MI	$37,600
The Town Center at Aquia — Stafford, VA	15,600	(1)
Gateway Commons — Lakeland, FL	23,900
Parkway Shops — Jacksonville, FL	13,300
Other	5,900

	$96,300

(1)	Excludes $21,700 of carrying value of buildings and other assets that the Company intends to redevelop or demolish when the project commences.
     The Company owns a controlling 20% interest in the Ramco RM Hartland SC LLC joint venture that is developing Hartland Towne Square. In the first quarter of 2010, the Company consolidated the Ramco RM Hartland SC LLC joint venture in accordance with accounting guidance for variable interest entities. For further information on the consolidation of the Ramco RM Hartland SC LLC joint venture, refer to Note 5 of the consolidated condensed financial statements.

     It is the Company’s policy to only start vertical construction on new development projects after the project has received entitlements, significant anchor commitments, construction financing and joint venture partner commitments, if appropriate. We are in the entitlement and pre-leasing phases at the development projects listed above. The Company does not expect to secure financing and to identify joint venture partners until the entitlement and pre-leasing phases are complete.
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
     Accounting for the Impairment of Long-Lived Assets
     Investments in Real Estate
     The Company reviews its investment in real estate, including any related intangible assets, for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the remaining estimated useful lives of those assets may warrant revision or that the carrying value of the property may not be recoverable. For operating properties, these changes in circumstances include, but are not limited to, changes in occupancy, rental rates, tenant sales, net operating income, geographic location, real estate values, and management’s intentions related to the operating properties. For development projects, including land held for development, these changes in circumstances include, but are not limited to, changes in construction costs, absorption rates, market rents, the market for land sales, real estate values, and management’s intentions related to the projects.
     The Company recognizes an impairment of an investment in real estate when the estimated undiscounted cash flow is less than the carrying value of the property. If it is determined that an investment in real estate is impaired, then the Company’s carrying value is reduced to the estimated fair value as determined by cash flow models and discount rates or comparable sales in accordance with our fair value measurement policy.
     Determining whether an investment in real estate is impaired and, if so, the amount of the impairment requires considerable management judgment. In the event that management changes its intended holding period for an investment in real estate, an impairment may result even without any other event or change in circumstances related to that investment. For example, a determination to sell land held for development rather than to develop the land and hold the developed asset may result in impairment. Under certain circumstances, management may use probability-weighted scenarios related to an investment in real estate, and the use of such analysis may also result in impairment. Impairments resulting from any event or change in circumstances, including changes in management’s intentions or management’s analysis of varying scenarios, could be material to our consolidated financial statements.
     At March 31, 2010, the Company prepared undiscounted cash flow projections for eight shopping center properties that met management’s criteria for possible impairment testing. In all instances, the non-discounted cash flows exceeded the recorded carrying amounts of those individual properties by at least 120% of the carrying value. Therefore none of the properties met the standards for impairment of long-lived assets.
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
     Off Balance Sheet Arrangements
     The Company has nine equity investments in unconsolidated joint venture entities in which we own 50% or less of the total ownership interests. These investments are accounted for under the equity method. The Company provides leasing, development and property management services to these joint ventures. Our level of control of these joint ventures is such that we are not required to include them as consolidated subsidiaries. Refer to Note 4 of the notes to the consolidated condensed financial statements for further information.
     The Company reviews its equity investments in unconsolidated entities for impairment on a venture-by-venture basis whenever events of changes in circumstances indicate that the carrying value of the equity investment may not be recoverable. These changes in circumstances include, but are not limited to, declines in real estate values, interest rates, or net operating income and occupancy of the properties held in the unconsolidated joint venture. The Company records an impairment charge when it determines that a decline in value is other than temporary.
     In testing for impairment of equity investments in unconsolidated entities, the Company uses cash flow models, discount rates, and capitalization rates to estimate fair values of properties held in joint ventures, and marks the debt of the joint ventures to market. Determining whether an equity investment in an unconsolidated entity is impaired and, if so, the amount of the impairment requires considerable management judgment. Changes to assumptions regarding cash flows, discount rates, or capitalization rates could be material to our consolidated financial statements.
     In the first quarter 2010, the Company recorded a non-cash impairment charge of $2.7 million resulting from other-than-temporary declines in the fair market value of various equity investments in unconsolidated joint ventures.
Comparison of Three Months Ended March 31, 2010 to Three Months Ended March 31, 2009
     For purposes of comparison between the three months ended March 31, 2010 and 2009, “Same Center” refers to the shopping center properties owned by consolidated entities as of January 1, 2009 and March 31, 2010. Included in “Same Center” in 2010 is the impact of the sales of two net leased Wal-Mart stores in the third quarter of 2009.
     For purposes of comparison between the three months ended March 31, 2010 and 2009, “Redevelopments” refers to any shopping center properties under redevelopment during the period from January 1, 2009 to March 31, 2010.
     Revenues
     Total revenues decreased $1.1 million, or 3.3%, to $30.8 million for the three months ended March 31, 2010, as compared to $31.9 million in 2009. The decrease in total revenues was primarily the result of a $0.7 million decrease in minimum rents and a $1.2 million decrease in recoveries from tenants, partially offset by an increase of $1.0 million in other property income.
     Minimum rents decreased $0.7 million, or 3.2%, to $20.6 million for the three months ended March 31, 2010 as follows:

	Increase (Decrease)
	Amount
	(in millions)	Percentage
Same Center	$(1.0)	(4.5%)
Redevelopments	0.3	1.3%

	$(0.7)	(3.2%)

     The decrease in Same Center minimum rents from the comparable period in the prior year was primarily attributable to approximately $0.8 million in decreases related to tenant vacancies, approximately $0.2 million in decreases related to tenant bankruptcies, including Circuit City, rent relief and other concessions granted of $0.2 million, and the impact of the sale of the two net leased Wal-Marts in the third quarter of 2009 of $0.5 million. These decreases were partially offset by an increase of $0.7 million due to increased rental rates on new or renewal leases.
     Bankruptcies impact our allowance for doubtful accounts and the related bad debt expense at the time the tenant files for bankruptcy protection. When tenants are in bankruptcy, the Company makes estimates of the expected recovery of pre-petition and post-petition claims and adjusts the allowance for doubtful accounts to the appropriate estimated amount. For the three months ended March 31, 2010, the Company increased the allowance for doubtful accounts due by approximately $0.2 million as a result of Linens ‘n Things changing from Chapter 11 to Chapter 7 bankruptcy status.

     Recoveries from tenants decreased $1.2 million, or 13.6%, to $7.8 million for the three months ended March 31, 2010 as follows:

	Increase (Decrease)
	Amount
	(in millions)	Percentage
Same Center	$(1.1)	(12.0%)
Redevelopments	(0.1)	(1.6%)

	$(1.2)	(13.6%)

     The decrease in recoveries from tenants for the Same Center properties was due primarily to adjustments to prior year recoveries at certain of our shopping centers, as well as lower contracted operating services, such as snow removal, in the first quarter 2010, as compared to the same period in the prior year. The overall property operating expense recovery ratio was 91.8% for the three months ended March 31, 2010, as compared to 98.9% for the same period in the prior year. During the year, the Company estimates the recovery ratio, by property, based on current facts and circumstances. In the first quarter of the subsequent year, the final billings to our tenants are calculated and any required adjustments are recorded at that time. Therefore, billings to tenants will vary from year to year.
     Recoverable operating expenses, which includes real estate tax expense, are a component of our recovery ratio. These expenses decreased $0.6 million, or 6.9%, to $8.5 million for the three months ended March 31, 2010 as follows:

	Increase (Decrease)
	Amount
	(in millions)	Percentage
Same Center	$(0.9)	(10.4%)
Redevelopments	0.3	3.5%

	$(0.6)	(6.9%)

     The decrease in Same Center recoverable operating expenses was due primarily to lower contracted operating services, such as snow removal, at certain of our shopping centers in the first quarter 2010, as compared to the same period in the prior year.
     Other property income increased $1.0 million to $1.2 million for the three months ended March 31, 2010, compared to $0.2 million for the same period in the prior year. The increase was primarily due to a $1.0 million increase in lease termination fees. The increase in lease termination income was mostly attributable to income earned in the first quarter of 2010 for terminations at two of our shopping centers.
     Fees and management income remained unchanged at $1.1 million for the three months ended March 31, 2010, compared to the same period in the prior year.
     Expenses
     Total operating expenses decreased $0.6 million, or 2.5%, to $21.3 million for the three months ended March 31, 2010 as compared to $21.9 million for the three months ended March 31, 2009. The decrease was primarily due to a decrease in recoverable operating expenses of $0.6 million.
     Other property operating expenses were $1.0 million for both the three months ended March 31, 2010 and 2009.
     Depreciation and amortization remained relatively unchanged at $7.8 million for the three months ended March 31, 2010, compared to the same period in the prior year.
     General and administrative expenses were $4.0 million for both the three months ended March 31, 2010 and 2009. An increase in professional and consulting fees of $0.1 million was offset by a decrease in total salaries and benefits expense of $0.1 million, mainly attributable to a reversal of an expense accrual in the first quarter of 2010 for long-term compensation that the Company no longer expects to pay.

     Other Income and Expenses
     Other expense was $0.3 million for the three months ended March 31, 2010, compared to other income of $0.2 million for the same period in the prior year. The decrease of $0.5 million was primarily due to the expensing of real estate taxes on the Company’s ground-up development projects in the first quarter of 2010. Similar costs were capitalized in the first quarter of 2009.
     Gain on sale of real estate assets decreased $0.3 million due to the sale of an outlot parcel in the first quarter of 2009 with no comparable sales made in the first three months of 2010.
     Earnings from unconsolidated entities represents our proportionate share of the earnings of various joint ventures in which we have an ownership interest. Earnings from unconsolidated entities increased approximately $0.4 million from approximately $0.5 million for the three months ended March 31, 2009 to approximately $0.9 million for the three months ended March 31, 2010. During the three months ended March 31, 2010, earnings from unconsolidated entities increased approximately $0.5 million from the Ramco/Lion Venture LP joint venture. The increase in the Ramco/Lion Venture LP joint venture was mainly attributable to a termination fee related to the Albertson’s lease at Mission Bay Plaza in Boca Raton, Florida.
     Interest expense increased $0.6 million, or 7.8%, to $8.7 million for the three months ended March 31, 2010 as compared to $8.1 million in 2009. The summary below identifies the components of the net increase (dollars in thousands):

	Three Months Ended
	March 31,		Increase
	2010	2009	(Decrease)
Average total loan balance	$559,575	$665,305	$(105,730)
Average rate	6.1%	5.0%	1.2%

Total interest on debt	$8,540	$8,236	$304
Amortization of loan fees	523	168	355
Interest on capital lease obligation	100	104	(4)
Capitalized interest and other	(429)	(404)	(25)

	$8,734	$8,104	$630

     In the first quarter 2010, the Company recorded a non-cash impairment charge of $2.7 million resulting from other-than-temporary declines in the fair market value of various equity investments in unconsolidated joint ventures.
     Restructuring costs, impairment of real estate assets and other items included $0.4 million of severance and other benefit-related costs related to employees who were terminated during the quarter ended March 31, 2009. No similar restructuring costs were incurred in the first quarter of 2010.
     Noncontrolling interest represents the equity in income attributable to the portion of the Operating Partnership and the joint venture developing Hartland Towne Square not owned by us. Noncontrolling interest for the first quarter of 2010 decreased $1.1 million, as compared to the first quarter of 2009. The decrease is primarily attributable to the noncontrolling interest’s proportionate share of the lower net income in 2010 when compared to the same period in 2009, as well as the noncontrolling interest’s share of the net loss related to the joint venture developing Hartland Towne Square, which the Company consolidated prospectively in the first quarter of 2010.
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
The following is a summary of our cash flow activities (dollars in thousands):

	Three Months Ended
	March 31,
	2010	2009
	(Unaudited)
Cash provided from operations	$5,394	$11,200
Cash used in investing activities	(7,645)	(6,542)
Cash used in financing activities	(1,815)	(2,007)
     For the three months ended March 31, 2010, the Company generated $5.4 million in cash flows from operating activities, as compared to $11.2 million for the same period in 2009. Cash flows from operating activities were lower during the three months ended March 31, 2010 mainly due to higher net cash outflows for accounts payable and accrued expenses. For the three months ended March 31, 2010, investing activities used $7.6 million of cash flows, as compared to $6.5 million used in investing activities for the three months ended March 31, 2009. Cash flows used in investing activities were slightly higher in the first quarter 2010, due to higher investments in real estate, offset by lower investments in unconsolidated entities. During the three months ended March 31, 2010, cash flows used in financing activities were $1.8 million, as compared to $2.0 million during the three months ended March 31, 2009. For the three months ended March 31, 2010, the Company had higher distributions to common shareholders and Operating Partnership unit holders due to more shares outstanding, offset by higher net borrowings on mortgage and notes payable as compared to the three months ended March 31, 2009.
Dividends
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
     We declared a quarterly cash dividend distribution of $0.16325 per common share paid to shareholders of record on March 20, 2010, as compared to the dividend paid in the same quarter of 2009 of $0.23125 per share. To strengthen the Company’s liquidity position, the Board of Trustees elected to keep the aggregate distribution dollars constant when additional common shares were issued in September 2009. Therefore, the distribution per common share was reduced in proportion to the new common shares issued, to $0.16325 per common share in the third quarter of 2009. Our dividend policy has not changed in that we expect to continue making distributions to shareholders of at least 90% of our REIT taxable income, excluding net capital gain, in order to maintain qualification as a REIT. On an annualized basis, our current dividend is above our estimated minimum required distribution.
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

	Three Months Ended
	March 31,
	2010	2009
	(Unaudited)
Cash provided by operating activities	$5,394	$11,200

Cash distributions to common shareholders	(5,042)	(4,319)
Cash distributions to operating partnership unit holders	(477)	(675)
Distributions to noncontrolling partners	—	(16)

Total distributions	(5,519)	(5,010)

Surplus (deficiency)	$(125)	$6,190

Alternative sources of funding for distributions:
Net borrowings on mortgages and notes payable	4,365	n/a

Total sources of alternative funding for distributions	$4,365	n/a

n/a — Not applicable
Debt
     In March 2010, the Company closed on a $31.3 million loan secured by mortgages on the West Oaks II and Spring Meadows shopping centers. The loan bears interest at a fixed rate of 6.5% and matures in April 2020. Net proceeds from the loan were used primarily to pay down the Company’s secured revolving credit facility.
     It is anticipated that funds borrowed under the Company’s credit facilities will be used for general corporate purposes, including working capital, capital expenditures, the repayment of indebtedness or other corporate activities. For further information on the credit facilities and other debt refer to Note 7 of the consolidated condensed financial statements.
     Under terms of various debt agreements, we may be required to maintain interest rate swap agreements to reduce the impact of changes in interest rates on our floating rate debt. We have interest rate swap agreements with an aggregate notional amount of $100.0 million at March 31, 2010. Based on rates in effect at March 31, 2010, the agreements provide for fixed rates ranging from 6.4% to 6.7% and expire December 2010.
     After taking into account the impact of converting our variable rate debt into fixed rate debt by use of the interest rate swap agreements, at March 31, 2010 our variable rate debt accounted for approximately $76.1 million of outstanding debt with a weighted average interest rate of 5.5%. Variable rate debt accounted for approximately 13.5% of our total debt and 8.1% of our total capitalization.
     We have $537.3 million of mortgage loans, both fixed and floating rate, encumbering our consolidated properties, including $153.3 million of mortgage loans under the Company’s secured credit facilities. Such mortgage loans are generally non-recourse, subject to certain exceptions for which we would be liable for any resulting losses incurred by the lender. These exceptions vary from loan to loan but generally include fraud or a material misrepresentation, misstatement or omission by the borrower, intentional or grossly negligent conduct by the borrower that harms the property or results in a loss to the lender, filing of a bankruptcy petition by the borrower, either directly or indirectly, and certain environmental liabilities. In addition, upon the occurrence of certain of such events, such as fraud or filing of a bankruptcy petition by the borrower, we would be liable for the entire outstanding balance of the loan, all interest accrued thereon and certain other costs, penalties and expenses. The Company also has $516.2 million of mortgage loans on properties held by our unconsolidated joint ventures (of which our pro rata share is $134.3 million).
     The unconsolidated joint ventures in which the Operating Partnership owns an interest, and which are accounted for by the equity method of accounting, are subject to mortgage indebtedness, which in most instances is non-recourse. At March 31, 2010, mortgage debt for the unconsolidated joint ventures was $516.2 million, of which our pro rata share was $134.3 million with a weighted average interest rate of 6.4%. Fixed rate debt for the unconsolidated joint ventures was $495.7 million at March 31, 2010. Our pro rata share of fixed rate debt for the unconsolidated joint ventures amounted to $130.3 million. Fixed rate debt represented 97.0% of our total pro rata share of debt from unconsolidated entities at March 31, 2010. The mortgage debt of $11.0 million at Peachtree Hill, a shopping center owned by our Ramco 450 Venture LLC, is recourse debt. The loan is secured by unconditional guarantees of payment and performance by Ramco 450 Venture LLC, the Company, and the Operating Partnership.
Contractual Obligations
     The following are our contractual cash obligations as of March 31, 2010 due within the next 12 months (dollars in thousands):

Contractual Obligations	Total

Mortgages and notes payable, principal	$77,197
Interest on mortgages and notes payable	33,692
Employment contracts	842
Capital lease	677
Operating leases	910
Unconditional construction cost obligations	2,796

Total contractual cash obligations	$116,114

     We anticipate that the combination of cash on hand, cash provided from operating activities, the availability under the Credit Facility ($81.2 million at March 31, 2010, plus up to an additional $50 million dependent upon there being one or more lenders willing to acquire the additional commitment), our access to the capital markets and the sale of existing properties will satisfy our expected working capital requirements through at least the next 12 months. Although we believe that the combination of factors discussed above will provide sufficient liquidity, no assurance can be given.
Planned Capital Spending
     The Company is focusing on its core strengths of enhancing the value of our existing portfolio of shopping centers through successful leasing efforts and completing those redevelopment projects in 2010 that are currently in process. In addition, during the first quarter of 2010, there was no acquisition activity.
     During the three months ended March 31, 2010, we spent approximately $6.3 million on capital expenditures including tenant allowances, leasing commissions paid to third-party brokers, legal costs related to lease documents, capitalized leasing and construction costs, renovations, and roof and parking lot repairs.
     For the remainder of 2010, we anticipate spending approximately $17.4 million for capital expenditures, including approximately $5.6 million for redevelopment projects.
Capitalization
     At March 31, 2010, our market capitalization amounted to $942.9 million. Our market capitalization consisted of $565.4 million of debt (including property-specific mortgages, a secured Credit Facility consisting of a secured term loan credit facility and a secured revolving credit facility, the secured revolving credit facility on The Town Center at Aquia, and Junior Subordinated Notes), and $382.3 million of common shares (based on the closing price of $11.26 per share at March 31, 2010) and Operating Partnership Units at market value. Our net debt to total market capitalization was 59.5% at March 31, 2010, as compared to 62.8% at December 31, 2009. The decrease in total net debt to market capitalization was due to the impact of the increase in the price per common share from $9.54 at December 31, 2009 to $11.26 at March 31, 2010. After taking into account the impact of converting our variable rate debt into fixed rate debt by use of interest rate swap agreements, our outstanding debt at March 31, 2010 had a weighted average interest rate of 6.1%, and consisted of $489.3 million of fixed rate debt and $76.1 million of variable rate debt. Outstanding letters of credit issued under the Credit Facility totaled approximately $1.3 million at March 31, 2010.
     At March 31, 2010, the noncontrolling interest in the Operating Partnership represented an 8.6% ownership in the Operating Partnership. The OP Units may, under certain circumstances, be exchanged for our common shares of beneficial interest on a one-for-one basis. We, as sole general partner of the Operating Partnership, have the option, but not the obligation, to settle exchanged OP Units held by others in cash based on the current trading price of our common shares of beneficial interest. Assuming the exchange of all OP Units, there would have been 33,949,001 of our common shares of beneficial interest outstanding at March 31, 2010, with a market value of approximately $382.3 million.
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

     The following table illustrates the calculation of FFO (in thousands, except per share data):

	Three Months Ended
	March 31,
	2010	2009
	(Unaudited)
Net income (loss) attributable to RPT common shareholders (1)	$(683)	$2,250
Add:
Rental property depreciation and amortization expense	7,585	7,591
Pro rata share of real estate depreciation from unconsolidated joint ventures	1,676	1,692
Noncontrolling interest in Operating Partnership	(69)	380

Funds from operations available to RPT common shareholders, assuming conversion of OP units	$8,509	$11,913

Weighted average common shares	31,020	18,609
Shares issuable upon conversion of Operating Partnership Units	2,902	2,919
Dilutive effect of securities	—	—

Weighted average equivalent shares outstanding, diluted	33,922	21,528	(2)

Net income per diluted share to FFO per diluted share reconciliation:
Net income (loss) per diluted share	$(0.02)	$0.12
Add:
Rental property depreciation and amortization expense	0.22	0.35
Pro rata share of real estate depreciation from unconsolidated joint ventures	0.05	0.08
Noncontrolling interest in Operating Partnership	—	0.02
Less:
Assuming conversion of OP Units	—	(0.02)

Funds from operations available to RPT common shareholders per diluted share, assuming conversion of OP Units	$0.25	$0.55	(2)

(1) Includes gain on sale of undepreciated land	$—	$348

(2) Reflects correction for additional weighted average equivalent shares outstanding at March 31, 2009. FFO per diluted share previously reported as $0.56 for the three months ended March 31, 2009.
Forward Looking Statements
     This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our expectations, plans or beliefs concerning future events and may be identified by terminology such as “may,” “will,” “should,” “believe,” “expect,” “estimate,” “anticipate,” “continue,” “predict” or similar terms. Although the forward-looking statements made in this document are based on our good faith beliefs, reasonable assumptions and our best judgment based upon current information, certain factors could cause actual results to differ materially from those in the forward-looking statements, including: our success or failure in implementing our business strategy; economic conditions generally and in the commercial real estate and finance markets specifically; our cost of capital, which depends in part on our asset quality, our relationships with lenders and other capital providers; our business prospects and outlook; changes in governmental regulations, tax rates and similar matters; our continuing to qualify as a REIT; and other factors discussed elsewhere in this document and our other filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2009. Given these uncertainties, you should not place undue reliance on any forward-looking statements. Except as required by law, we assume no obligation to update these forward-looking statements, even if new information becomes available in the future.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We have exposure to interest rate risk on our variable rate debt obligations. We are not subject to any foreign currency exchange rate risk or commodity price risk, or other material rate or price risks. Based on our debt and interest rates and the interest rate swap agreements in effect at March 31, 2010, a 100 basis point change in interest rates would affect our annual earnings and cash flows by between approximately $0.8 million and $1.5 million.
     Under the terms of various debt agreements, we may be required to maintain interest rate swap agreements to reduce the impact of changes in interest rate on our floating rate debt. We have interest rate swap agreements with an aggregate notional amount of $100.0 million at March 31, 2010. Based on rates in effect at March 31, 2010, the agreements provide for fixed rates ranging from 6.4% to 6.7% and expire December 2010.
     The following table presents information as of March 31, 2010 concerning our long-term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates of maturing amounts and fair market value (dollars in thousands).

								Estimated
	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value

Fixed-rate debt	$53,753	$60,667	$74,665	$34,233	$32,871	$233,164	$489,353	$476,197
Average interest rate	7.0%	7.0%	6.6%	5.6%	5.5%	5.8%	6.2%	6.2%
Variable-rate debt	$22,102	$26,466	$27,500	$—	$—	$—	$76,068	$76,068
Average interest rate	5.5%	5.6%	5.5%	—	—	—	5.5%	5.5%
     We estimated the fair value of fixed rate mortgages using a discounted cash flow analysis, based on our incremental borrowing rates for similar types of borrowing arrangements with the same remaining maturity. Considerable judgment is required to develop estimated fair values of financial instruments. The table incorporates only those exposures that existed at March 31, 2010 and does not consider those exposures or positions which could arise after that date or firm commitments as of such date. Therefore, the information presented therein has limited predictive value. Our actual interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

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
     We carried out an assessment as of March 31, 2010 of the effectiveness of the design and operation of our disclosure controls and procedures. This assessment was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on such evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that such disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2010.
Changes in Internal Control Over Financial Reporting
     During the quarter ended March 31, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     There are no material pending legal or governmental proceedings, other than the IRS Examination, against or involving us or our properties. For a description of the IRS Examination, see our Annual Report on Form 10-K for the year ended December 31, 2009 (Note 21 to the consolidated financial statements).
Item 1A. Risk Factors
     You should review our Annual Report on Form 10-K for the year ended December 31, 2009, which contains a detailed description of risk factors that may materially affect our business, financial condition or results of operations, in addition to the following risk factor:
We are engaged in the development of new properties, and this activity is subject to various risks.
     We pursue development activities as opportunities arise, and these activities are subject to the following risks:
•	the pre-construction phase for a development project typically extends over several years, and the time to obtain anchor commitments, zoning and regulatory approvals, and financing can vary significantly from project to project;

•	we may not be able to obtain the necessary zoning or other governmental approvals for a project, or we may determine that the expected return on a project is not sufficient. If we abandon our development activities with respect to a particular project, we may incur an impairment loss on our investment;

•	construction and other project costs may exceed our original estimates because of increases in material and labor costs, delays and costs to obtain anchor and other tenant commitments;

•	we may not be able to obtain financing or to refinance construction loans, which are generally recourse to us; and

•	occupancy rates and rents, as well as occupancy costs and expenses, at a completed project may not meet our projections, and the costs of development activities that we explore but ultimately abandon will, to some extent, diminish the overall return on our completed development projects.
     If any of these events occur, our development activities may have an adverse effect on our results of operations.
Item 6. Exhibits

Exhibit No.	Description
10.1	First Amendment to First Amended and Restated Revolving Credit Agreement and Guaranty, dated March 30, 2010, by and among Ramco-Gershenson Properties, L.P., as Borrower, Ramco-Gershenson Properties Trust and Ramco Virginia Properties, L.L.C., as Guarantors and KeyBank National Association, as Agent, incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K, dated April 1, 2010.

31.1*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2*	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*	filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAMCO-GERSHENSON PROPERTIES TRUST
Date: May 6, 2010	By:	/s/ Dennis Gershenson
Dennis Gershenson
President and Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2010	By:	/s/ Gregory R. Andrews
Gregory R. Andrews
Chief Financial Officer (Principal Financial and Accounting Officer)