Form 10-Q
period 2010-06-30
RAMCO GERSHENSON PROPERTIES TRUST
filed 2010-08-06
CIK 842183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
_______________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended June 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from _ _ _ _ _ _ _  to  _ _ _ _ _ _ _

Commission file number 1-10093

RAMCO-GERSHENSON PROPERTIES TRUST
_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _
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
 Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,”  “accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐  No ☒

Number of common shares of beneficial interest ($0.01 par value) of the registrant outstanding as of August 2, 2010:  37,946,541

PART 1 - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

RAMCO-GERSHENSON PROPERTIES TRUST
CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)

	(In thousands, except per
	share amounts)
ASSETS
Investment in real estate, net	$825,840	$804,295
Cash and cash equivalents	12,722	8,800
Restricted cash	5,949	3,838
Accounts receivable, net	30,245	31,900
Notes receivable from unconsolidated entities	-	12,566
Equity investments in unconsolidated entities	97,775	97,506
Other assets, net	38,280	39,052

Total Assets	$1,010,811	$997,957

LIABILITIES
Mortgages and notes payable	$499,877	$552,551
Accounts payable and accrued expenses	26,364	26,440
Distributions payable	6,627	5,477
Capital lease obligation	6,784	6,924

Total Liabilities	539,652	591,392

SHAREHOLDERS' EQUITY
Ramco-Gershenson Properties Trust ("RPT") shareholders' equity:
Common Shares of beneficial interest, par value $0.01, 45,000 shares authorized; 37,947 and 30,907 issued and outstanding as of
June 30, 2010 and December 31, 2009, respectively	379	309
Additional paid-in capital	562,384	486,731
Accumulated other comprehensive loss	(916)	(2,149)
Cumulative distributions in excess of net income	(130,649)	(117,663)
Total RPT Shareholders’ Equity	431,198	367,228
Noncontrolling interest	39,961	39,337
Total Shareholders’ Equity	471,159	406,565

Total Liabilities and Shareholders’ Equity	$1,010,811	$997,957

See notes to consolidated condensed financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(Unaudited)
	(In thousands, except per share amounts)
REVENUES:
Minimum rents	$20,411	$21,026	$40,923	$42,175
Percentage rents	143	27	216	253
Recoveries from tenants	7,522	7,873	15,297	16,898
Other property income	1,161	822	2,380	1,021
Fees and management income	1,134	1,497	2,255	2,626
Total revenues	30,371	31,245	61,071	62,973

EXPENSES:
Real estate taxes	4,466	4,564	8,961	9,141
Recoverable operating expenses	3,455	3,581	7,410	8,082
Other property operating expenses	1,136	550	2,157	1,529
Depreciation and amortization	7,556	7,823	15,318	15,561
General and administrative	4,615	4,666	8,598	8,646
Total expenses	21,228	21,184	42,444	42,959

Income from continuing operations before other income and expenses	9,143	10,061	18,627	20,014

OTHER INCOME AND EXPENSES:
Other income (expense)	(303)	178	(633)	331
Gain on sale of real estate	499	53	499	401
Earnings (loss) from unconsolidated entities	(167)	337	700	857
Interest expense	(8,892)	(7,904)	(17,626)	(16,008)
Impairment charge on unconsolidated joint ventures	-	-	(2,653)	-
Restructuring costs and other items	-	(836)	-	(1,216)
Income (loss) from continuing operations	280	1,889	(1,086)	4,379
Discontinued operations:
Loss on sale of real estate	(2,050)	-	(2,050)	-
Income (loss) from operations	(32)	75	(19)	215
Income (loss) from discontinued operations	(2,082)	75	(2,069)	215
Net income (loss)	(1,802)	1,964	(3,155)	4,594
Less: Net (income) loss attributable to noncontrolling interest	761	(401)	1,431	(781)
Net income (loss) attributable to RPT common shareholders	$(1,041)	$1,563	$(1,724)	$3,813

Basic earnings per RPT common share:
Income from continuing operations attributable to RPT common shareholders	$0.03	$0.08	$0.01	$0.20
Loss from discontinued operations attributable to RPT common shareholders	(0.06)	-	(0.06)	-
Net income (loss) attributable to RPT common shareholders	$(0.03)	$0.08	$(0.05)	$0.20

Diluted earnings per RPT common share:
Income from continuing operations attributable to RPT common shareholders	$0.03	$0.08	$0.01	$0.20
Loss from discontinued operations attributable to RPT common shareholders	(0.06)	-	(0.06)	-
Net income (loss) attributable to RPT common shareholders	$(0.03)	$0.08	$(0.05)	$0.20

Basic weighted average common shares outstanding	34,371	18,699	32,706	18,654
Diluted weighted average common shares outstanding	34,371	18,699	32,706	18,654

AMOUNTS ATTRIBUTABLE TO RPT COMMON SHAREHOLDERS:
Income from continuing operations	$893	$1,493	$198	$3,613
Income (loss) from discontinued operations	(1,934)	70	(1,922)	200
Net income (loss)	$(1,041)	$1,563	$(1,724)	$3,813

COMPREHENSIVE INCOME
Net income (loss)	$(1,802)	$1,964	$(3,155)	$4,594
Other comprehensive income (loss):
Gain on interest rate swaps	846	542	1,336	700
Comprehensive income (loss)	(956)	2,506	(1,819)	5,294
Comprehensive (income) loss attributable to noncontrolling interest	700	(475)	1,328	(876)
Comprehensive income (loss) attributable to RPT	$(256)	$2,031	$(491)	$4,418

See notes to consolidated condensed financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
	For the Six Months
	Ended June 30,
	2010	2009
	(Unaudited)
	(In thousands)
Cash Flows from Operating Activities:
Net income (loss)	$(3,155)	$4,594
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	15,318	15,561
Amortization of deferred financing fees	1,175	345
Gain on sale of real estate	(499)	(401)
Impairment charge on unconsolidated joint ventures	2,653	-
Earnings from unconsolidated entities	(700)	(857)
Discontinued operations	19	(215)
Distributions received from unconsolidated entities	1,396	2,358
Share-based compensation expense	375	851
Changes in operating assets and liabilities that (used) provided cash:
Accounts receivable	2,431	(609)
Other assets	1,221	498
Accounts payable and accrued expenses	(656)	4,223
Net Cash Provided by Continuing Operating Activities	19,578	26,348
Operating Cash from Discontinued Operations	18	323
Loss on sale of Discontinued Operations	2,050	-
Net Cash Provided by Operating Activities	21,646	26,671

Cash Flows from Investing Activities:
Real estate developed or acquired, net of liabilities assumed	(14,854)	(11,155)
Investment in and notes receivable from unconsolidated entities	(4,797)	(3,110)
Proceeds from sale of real estate	1,041	1,207
Increase in restricted cash	(2,111)	(311)
Net Cash Used in Continuing Investing Activities	(20,721)	(13,369)
Investing Cash provided by Discontinued Operations	797	-
Net Cash Used in Investing Activities	(19,924)	(13,369)

Cash Flows from Financing Activities:
Cash distributions to common shareholders	(10,109)	(8,640)
Cash distributions to operating partnership unit holders	(950)	(1,350)
Payment of deferred financing fees	(1,077)	(180)
Distributions to noncontrolling partners	-	(54)
Repayment of mortgages and notes payable	(120,879)	(10,624)
Proceeds from mortgages and notes payable	59,700	10,200
Repayment of capital lease obligation	(140)	(131)
Net proceeds from issuance of common shares	75,611	-
Net Cash Provided by (Used in) Financing Activities	2,156	(10,779)
Net Increase in Cash and Cash Equivalents	3,878	2,523
Cash from Consolidated Variable Interest Entity	44	-
Cash and Cash Equivalents at Beginning of Period	8,800	5,295
Cash and Cash Equivalents at End of Period	$12,722	$7,818

Supplemental Cash Flow Disclosure, including Non-Cash Activities:
Cash paid for interest (net of capitalized interest of $864 and $815 in 2010 and 2009, respectively)	$14,967	$13,621
Cash paid for federal income taxes	3	341
Increase in fair value of interest rate swaps	1,336	700
Reclassification of note receivable from joint venture	-	7,680

See notes to consolidated condensed financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands)

1.     Organization and Basis of Presentation

Organization

Ramco-Gershenson Properties Trust, together with its subsidiaries (the “Company”), is a real estate investment trust (“REIT”) engaged in the business of owning, developing, acquiring, managing and leasing community shopping centers, regional malls and single tenant retail properties. At June 30, 2010, the Company owned and managed a portfolio of 87 shopping centers, with approximately 19.8 million square feet of gross leaseable area (“GLA”), of which 15.3 million is owned by the Company or its joint ventures.  The shopping centers are located in the Midwestern, Southeastern and Mid-Atlantic regions of the United States and are typically anchored by discount department stores, supermarkets or other national and regional retail chains. The Company’s credit risk, therefore, is concentrated in the retail industry.

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

Basis of Presentation

The accompanying consolidated condensed financial statements include the accounts of the Company, its majority owned subsidiary, the Operating Partnership, Ramco-Gershenson Properties, L.P. (92.9% and 91.4% owned by the Company at June 30, 2010 and December 31, 2009, respectively), all wholly-owned subsidiaries, and all entities in which the Company has a controlling financial interest, including where the Company has been determined to be a primary beneficiary of a variable interest entity (“VIE”) or meets certain criteria of a sole general partner or managing member in accordance with the consolidation guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).  Ramco-Gershenson, Inc. has elected to be a taxable REIT subsidiary for federal income tax purposes.  All intercompany balances and transactions have been eliminated in consolidation. The information furnished is unaudited and reflects all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature. These Condensed Consolidated Financial Statements should be read in conjunction with the Company's 2009 Annual Report on Form 10−K.

Reclassifications

Certain reclassifications of prior period amounts have been made in the consolidated condensed financial statements in order to conform to the current presentation.

Recent Accounting Pronouncements

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

In January 2010, the FASB updated ASC 820 “Fair Value Measurements and Disclosures” with ASU 2010-06.  The Update provides amendments and clarification to existing disclosure requirements in ASC 820 as follows:

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

2.     Accounts Receivable, Net

Accounts receivable includes $17,946 and $17,144 of unbilled straight-line rent receivables, net of an allowance for doubtful accounts of $315 and $360 at June 30, 2010 and December 31, 2009, respectively.

The Company provides for bad debt expense based upon the allowance method of accounting.  The Company monitors the collectability of its accounts receivable (billed and unbilled, including straight-line) from specific tenants, and analyzes historical bad debts, customer credit worthiness, current economic trends and changes in tenant payment terms when evaluating the adequacy of the allowance for doubtful accounts.  When tenants are in bankruptcy, the Company makes estimates of the expected recovery of pre-petition and post-petition claims.  The ultimate resolution of these claims can be delayed for one year or longer.  Accounts receivable in the accompanying balance sheets includes amounts billed to tenants and accrued expense recoveries due from tenants and is shown net of an allowance for doubtful accounts of $4,030 and $3,288 (including the amounts related to the allowance for straight-line rent receivables discussed above) at June 30, 2010 and December 31, 2009, respectively.

Other accounts receivable at June 30, 2010 and December 31, 2009 includes $1,294 and $1,296, respectively, due from Atlantic Realty Trust (“Atlantic”) for reimbursement of tax deficiencies, interest and other miscellaneous expenses related to the Internal Revenue Service’s (“IRS”) examination of the Company’s taxable years ended December 31, 1991 through 1995.  Under terms of the tax agreement the Company entered into with Atlantic (the “Tax Agreement”), Atlantic assumed all of the Company’s liability for tax and interest arising out of that IRS examination.  Effective June 30, 2006, Atlantic was merged into (acquired by) Kimco SI 1339, Inc. (formerly known as SI 1339, Inc.), a wholly owned subsidiary of Kimco Realty Corporation (“Kimco”), with Kimco SI 1339, Inc. continuing as the surviving corporation.  By way of the merger, Kimco SI 1339, Inc. acquired Atlantic’s assets, subject to its liabilities, including its obligations to the Company under the Tax Agreement.

3.     Investment in Real Estate, Net

Investment in real estate consisted of the following:

	June 30,	December 31,
	2010	2009
	(Unaudited)

Land	$102,641	$99,147
Buildings and improvements	819,849	818,142
Land held for development	98,541	69,936
Construction in progress	7,959	8,225
	1,028,990	995,450
Less: accumulated depreciation and amortization	(203,150)	(191,155)
Investment in real estate, net	$825,840	$804,295

Land held for development represents projects where vertical construction has yet to commence, but which have been identified by the Company and are available for future development if and when market conditions dictate the demand for a new shopping center.  The increase in land held for development from December 31, 2009 to June 30, 2010 was primarily attributable to the consolidation of the Ramco RM Hartland SC LLC variable interest entity.  Refer to Note 5 of the notes to the consolidated condensed financial statements for information on the consolidation of the Ramco RM Hartland SC LLC joint venture.

Construction in progress represents existing development and redevelopment projects. When projects are substantially complete and ready for its intended use, balances are transferred to land or buildings and improvements as appropriate.

4.     Equity Investments in and Notes Receivable from Unconsolidated Entities

The combined condensed financial information for the Company’s unconsolidated entities is summarized as follows:

Balance Sheets
	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Investment in real estate, net	$972,449	$1,010,216
Other assets	44,938	42,858
Total Assets	$1,017,387	$1,053,074
LIABILITIES AND OWNERS' EQUITY
Mortgage notes payable	$499,792	$537,732
Other liabilities	20,658	25,657
Owners' equity	496,937	489,685
Total Liabilities and Owners' Equity	$1,017,387	$1,053,074

Company's equity investments in unconsolidated entities	$97,775	$97,506

Company's notes receivable from unconsolidated entities	$-	$12,566

Statements of Operations
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)

TOTAL REVENUES	$23,753	$24,802	$50,167	$50,287
TOTAL EXPENSES	24,156	23,374	47,410	46,733
Net income (loss)	$(403)	$1,428	$2,757	$3,554
Company's share of earnings (loss)
from unconsolidated entities	$(167)	$337	$700	$857

As of June 30, 2010, the Company had investments in the following unconsolidated entities:

		Total Assets	Total Assets
	Ownership as of	as of	as of
Entity Name	June 30, 2010	June 30, 2010	December 31, 2009
		(Unaudited)

S-12 Associates	50%	$658	$644
Ramco/West Acres LLC	40%	9,567	9,610
Ramco/Shenandoah LLC	40%	15,235	15,164
Ramco/Lion Venture LP	30%	530,639	534,348
Ramco 450 Venture LLC	20%	358,966	364,347
Ramco 191 LLC	20%	24,374	23,975
Ramco RM Hartland SC LLC	20%	-	25,630
Ramco HHF KL LLC	7%	51,198	50,991
Ramco HHF NP LLC	7%	26,750	27,086
Ramco Jacksonville North Industrial LLC	5%	-	1,279
		$1,017,387	$1,053,074

In the second quarter 2010, the Company purchased its partner’s 95% interest in the Ramco Jacksonville North Industrial LLC joint venture.

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

Debt

The Company’s unconsolidated entities had the following debt outstanding at June 30, 2010 (unaudited):

	Balance	Interest
Entity Name	Outstanding	Rate	Maturity Date

S-12 Associates	$760	5.9%	May 2016 (1)
Ramco/West Acres LLC	8,500	10.1%	April 2030 (2)
Ramco/Shenandoah LLC	11,775	7.3%	February 2012
Ramco/Lion Venture LP	253,607	5.0% - 8.3%	Various (3)
Ramco 450 Venture LLC	216,400	5.3% - 6.5%	Various (4)
Ramco 191 LLC	8,750	1.8%	June 2012
	$499,792

(1)	Interest rate resets annually per formula.
(2)	Interest rate reset to 10.1% on April 1, 2010.
(3)	Interest rates range from 5.0% to 8.3% with maturities ranging from October 2010 to June 2020.
(4)	Interest rates range from 5.3% to 6.5% with maturities ranging from February 2011 to January 2018.

     In June 2010, RLV Cypress Point LP, an entity in the Ramco/Lion Venture LP joint venture in which the Company has a 30% ownership interest, paid off its $14,500 non-recourse loan.  The Company’s share of the debt was $4,350.

 At June 30, 2010, Merchants 450 LLC, an entity in the Ramco 450 Venture LLC joint venture in which the Company has a 20% ownership interest, was in default on its $32,700 non-recourse loan. The joint venture has been in discussions with the lender to restructure the loan. Based upon the 20% interest in the entity, the Company’s share of the debt was $6,540 at June 30, 2010.

Joint Venture Management and Other Fee Income

Under the terms of agreements with certain joint ventures, the Company is the manager of the joint ventures and earns fees for acquisitions, development, management, leasing, and financing.  The fees earned by the Company, which are reported in the consolidated statements of operations as fees and management income, are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)

Management fees	$701	$712	$1,424	$1,441
Leasing fees	243	306	420	416
Development fees	61	150	161	271
Financing fees	-	58	-	68
Total	$1,005	$1,226	$2,005	$2,196

5.     Consolidated Variable Interest Entity

The Ramco RM Hartland SC LLC joint venture was formed primarily to acquire certain land parcels and for a retail shopping center development called Hartland Towne Square, in Hartland Township, Michigan.  The entity was established with approximately $3,100 of equity, of which 80% was contributed by an independent joint venture partner.  The Company contributed the remaining 20%.  In addition, at June 30, 2010, the Company had advanced a mezzanine loan of $18,932.  The Company is also the manager of the entity and is responsible for the development, leasing and management of the project.

The Company re-evaluated its interests in entities for the period beginning January 1, 2010 to determine if the interests are variable and that the entities are reflected properly in the financial statements as investments or consolidated entities. As a result of the qualitative and quantitative analysis performed, the Company determined that the Ramco RM Hartland SC LLC joint venture is a variable interest entity and that the Company has a controlling financial interest in the variable interest entity.

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

Included in consolidated balances after appropriate eliminations were amounts related to the Ramco RM Hartland SC LLC joint venture VIE at June 30, 2010 as follows:

June 30,
2010
(Unaudited)
Assets
Investment in real estate, net	$25,761
Other assets	142
Total Assets	$25,903

Liabilities and Members' Equity
Mortgage notes payable	$4,605
Other liabilities	312
Noncontrolling interest	1,658
Total Liabilities and Members' Equity	$6,575

The mortgage note payable of $4,605 at June 30, 2010, is non-recourse, subject to certain exceptions.  Therefore, the lender would not have recourse to the general credit of the Company if any loan losses were to be incurred.

Investment in real estate of $25,761 related to the consolidated VIE comprises approximately 2.5% of the Company’s consolidated total assets at June 30, 2010.  Mortgages and notes payable of $4,605 and noncontrolling interest of $1,658 related to the consolidated VIE comprise less than 1.0% of the Company’s consolidated total debt and total equity, respectively at June 30, 2010.

6.     Other Assets, Net

Other assets consisted of the following:

	June 30,	December 31,
	2010	2009
	(Unaudited)

Deferred leasing costs	$42,237	$40,922
Deferred financing costs	11,528	10,525
Intangible assets	5,433	5,836
Other	6,265	6,162
	65,463	63,445
Less: accumulated amortization	(40,953)	(37,766)
	24,510	25,679
Prepaid expenses and other	13,770	13,373
Other assets, net	$38,280	$39,052

Intangible assets at June 30, 2010 included $4,095 of lease origination costs and $1,228 of above market leases. These assets are being amortized over the lives of the applicable leases as reductions to minimum rent revenue, as appropriate, over the initial terms of the respective leases.

At June 30, 2010 and 2009, $1,152 and $1,750, respectively, of intangible assets, net of accumulated amortization of $4,171 and $4,004, respectively, were included in other assets in the consolidated condensed balance sheets.  Included in net intangible assets at June 30, 2010 and 2009, were approximately $885 and $1,361, respectively, of lease origination costs and $267 and $389, respectively, of above market leases.  Included in accounts payable and accrued expenses at June 30, 2010 and 2009 were intangible liabilities related to below market leases of $296 and $623, respectively. The lease-related intangible assets and liabilities are being amortized or accreted over the terms of the acquired leases, which resulted in additional expense of approximately $61 and $61, respectively, and an increase in revenue of $256 and $83, respectively, for the six months ended June 30, 2010 and 2009.

The average amortization period for intangible assets attributable to lease origination costs and for above market leases is 5.3 years and 4.5 years, respectively.

Deferred financing costs, net of accumulated amortization were $7,870 at June 30, 2010, compared to $8,056 at December 31, 2009.  The Company recorded amortization of deferred financing costs of $1,175 and $345, respectively, during the six months ended June 30, 2010 and 2009. This amortization has been recorded as interest expense in the Company’s consolidated condensed statements of operations.

The following table represents estimated future amortization expense related to other assets as of June 30, 2010 (unaudited):

Year Ending December 31,

2010 (July 1 - December 31)	$3,694
2011	6,571
2012	5,626
2013	2,785
2014	1,909
Thereafter	3,925
Total	$24,510

7.     Mortgages and Notes Payable

Mortgages and notes payable consisted of the following:
	June 30,	December 31,
	2010	2009
	(Unaudited)
Fixed rate mortgages with interest rates ranging from 4.8% to 7.6%,
due at various dates from November 2010 through April 2020	$359,045	$330,963

Floating rate mortgages with interest rates ranging from 5.3% to 6.0%,
due at various dates from June 2011 through December 2011	22,707	14,427

Revolving Credit Facility, securing The Town Center at Aquia, with an interest rate at LIBOR plus 350 basis points with a 2.0% LIBOR floor, due December 2010. The effective rate at June 30, 2010 and
December 31, 2009 was 5.5%	-	20,000

Secured Term Loan Facility, with an interest rate at LIBOR plus 350 basis points with a 2.0% LIBOR floor, due June 2011, maximum borrowings
$67,000. The effective rate at June 30, 2010 and December 31, 2009
was 6.6% and 6.5%, respectively	30,000	67,000

Secured Revolving Credit Facility, with an interest rate at LIBOR plus 350 basis points with a 2.0% LIBOR floor, due December 2012, maximum borrowings
$150,000. The effective rate at June 30, 2010 and December 31, 2009
was 6.6% and 5.5%, respectively	60,000	92,036

Junior subordinated notes, unsecured, due January 2038, with an interest rate fixed until January 2013 when the notes are redeemable or the interest rate becomes LIBOR plus 330 basis points. The effective rate at
June 30, 2010 and December 31, 2009 was 7.9%	28,125	28,125

	$499,877	$552,551

The mortgage notes, both fixed rate and floating rate, are secured by mortgages on properties that have an approximate net book value of $473,475 as of June 30, 2010.

The Company has a $180,000 secured credit facility, (the “Credit Facility”) consisting of a $150,000 secured revolving credit facility and a $30,000 secured term loan facility.  The Credit Facility provides that the secured revolving credit facility may be increased by up to $50,000 at the Company’s request, dependent upon there being one or more lenders willing to fund the additional commitments, for a total secured credit facility commitment of $230,000.  The secured revolving credit facility matures in December 2012 and bears interest at LIBOR plus 350 basis points with a 2% LIBOR floor.  The secured term loan facility matures in June 2011 and bears interest at LIBOR plus 350 basis points with a 2% LIBOR floor. The Credit Facility is secured by mortgages on various properties that have an approximate net book value of $277,558 as of June 30, 2010.

The revolving credit facility secured by The Town Center at Aquia bears interest at LIBOR plus 350 basis points with a 2% LIBOR floor and matures in December 2010.  The balance of this facility was zero at June 30, 2010.  However, the Company retains availability under the facility but at a reduced commitment of $4,050 dependent upon lender approval.

In May 2010, the Company completed an equity offering of 6.9 million common shares, which included 0.9 million shares purchased pursuant to an over-allotment option granted to the underwriters.  The offering generated net proceeds of approximately $75,600.  The net proceeds from the offering were used to reduce the outstanding balance of its secured term loan facility by $37,000, to pay off two fixed rate mortgages of $15,800 in aggregate and to reduce outstanding borrowings under the secured revolving credit facility.

Also in May 2010, the Company closed on a $14,700 loan secured by the newly-constructed office building occupied by Northrop Grumman at The Town Center at Aquia.  The loan bears interest at a fixed rate of 5.8% and matures in June 2015.  Net proceeds from the loan were used primarily to pay down Company’s revolving lines of credit.

It is anticipated that funds borrowed under the aforementioned credit facilities will be used for general corporate purposes, including working capital, capital expenditures, the repayment of indebtedness or other corporate activities.

At June 30, 2010, outstanding letters of credit issued under the Credit Facility, not reflected in the accompanying consolidated condensed balance sheets, were $1,563. These letters of credit reduce the availability under the Credit Facility.

The Credit Facility contains financial covenants relating to total leverage, fixed charge coverage ratio, tangible net worth and various other calculations. As of June 30, 2010, the Company was in compliance with the covenant terms.

The mortgage loans encumbering the Company’s properties, including properties held by its unconsolidated joint ventures, are generally non-recourse, subject to certain exceptions for which the Company would be liable for any resulting losses incurred by the lender.  These exceptions vary from loan to loan but generally include fraud or a material misrepresentation, misstatement or omission by the borrower, intentional or grossly negligent conduct by the borrower that harms the property or results in a loss to the lender, filing of a bankruptcy petition by the borrower, either directly or indirectly, and certain environmental liabilities.  In addition, upon the occurrence of certain events, such as fraud or filing of a bankruptcy petition by the borrower, the Company would be liable for the entire outstanding balance of the loan, all interest accrued thereon and certain other costs, including penalties and expenses. At June 30, 2010, the mortgage debt of $11,000 at Peachtree Hill, a shopping center owned by Ramco 450 Venture LLC, a joint venture in which the Company has 20% ownership interest, is recourse debt.  The loan is secured by unconditional guarantees of payment and performance by Ramco 450 Venture LLC, the Company, and the Operating Partnership.

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

Under terms of various debt agreements, the Company may be required to maintain interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate debt.  The Company had interest rate swap agreements with an aggregate notional amount of $90,000 at June 30, 2010.  Based on rates in effect at June 30, 2010, the agreements provide for fixed rates ranging from 6.4% to 6.7% and expire December 2010.

The following table presents scheduled principal payments on mortgages and notes payable as of June 30, 2010 (unaudited):

Year Ending December 31,

2010 (July 1 - December 31)	$7,192
2011	83,318
2012	94,854
2013	34,435
2014	33,086
Thereafter	246,992
Total	$499,877

With respect to the various fixed rate mortgages due in 2010 and 2011, the Company is pursuing several options to repay or refinance these mortgages and notes payable, including, but not limited to using availability under the Company’s secured revolving credit facility or using proceeds from the financings of unencumbered assets.  However, there can be no assurance that the Company will be able to refinance its debt on commercially reasonable or any other terms.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of liabilities measured at fair value on a recurring basis as of June 30, 2010 (in thousands).  The Company did not have any material assets that were required to be measured at fair value on a recurring basis at June 30, 2010.

	Total
	Fair Value	Level 1	Level 2	Level 3
Liabilities

Derivative liabilities (1)	($1,181)	$-	($1,181)	$-

(1) Interest rate swaps.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The table below presents the recorded amount of assets measured at fair value on a nonrecurring basis as of June 30, 2010 (in thousands).  The Company did not have any material liabilities that were required to be measured at fair value on a nonrecurring basis at June 30, 2010.

	Total
	Fair Value	Level 1	Level 2	Level 3
Assets

Equity investments in unconsolidated entities (2)	$78,789	$-	$-	$78,789

(2) Other-than-temporarily impaired equity investments in unconsolidated entities.

 9.    Derivative Financial Instruments

As of June 30, 2010, the Company had interest rate swap agreements with an aggregate notional amount of $90,000.  Under the terms of certain debt agreements, the Company is required to maintain interest rate swap agreements in an amount necessary to ensure that the Company’s variable rate debt does not exceed 25% of its assets, as computed under the agreements, to reduce the impact of changes in interest rates on its variable rate debt.  Based on rates in effect at June 30, 2010, the agreements provide for fixed rates ranging from 6.4% to 6.7% on a portion of the Company’s secured credit facility and expire December 2010.

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

The following table summarizes the notional values and fair values of the Company’s derivative financial instruments as of June 30, 2010:

	Hedge	Notional	Fixed	Fair	Expiration
Underlying Debt	Type	Value	Rate	Value	Date

Credit Facility	Cash Flow	$20,000	6.4%	$(248)	12/2010
Credit Facility	Cash Flow	10,000	6.6%	(130)	12/2010
Credit Facility	Cash Flow	10,000	6.6%	(130)	12/2010
Credit Facility	Cash Flow	10,000	6.6%	(123)	12/2010
Credit Facility	Cash Flow	20,000	6.7%	(275)	12/2010
Credit Facility	Cash Flow	20,000	6.7%	(275)	12/2010
		$90,000		$(1,181)

The following table presents the fair values of derivative financial instruments in the Company’s consolidated condensed balance sheets as of June 30, 2010 and December 31, 2009, respectively:

	Liability Derivatives
	June 30, 2010		December 31, 2009
		(Unaudited)
Derivatives Designated	Balance Sheet	Fair	Balance Sheet	Fair
as Hedging Instruments	Location	Value	Location	Value

Interest rate contracts	Accounts payable and		Accounts payable and
	accrued expenses	$(1,181)	accrued expenses	$(2,517)

Total		$(1,181)		$(2,517)

The effect of derivative financial instruments on the Company’s consolidated condensed statements of operations for the six months ended June 30, 2010 and 2009 is summarized as follows:

			Location of	Amount of Gain (Loss)
	Amount of Gain (Loss)		Gain (Loss)	Reclassified from
	Recognized in OCI on Derivative		Reclassified from	Accumulated OCI into
Derivatives in	(Effective Portion)		Accumulated OCI	Income (Effective Portion)
Cash Flow Hedging	Six Months Ended June 30,		into Income	Six Months Ended June 30,
Relationship	2010	2009	(Effective Portion)	2010	2009

Interest rate contracts	$1,336	$700	Interest Expense	$(1,541)	$(1,390)

Total	$1,336	$700		$(1,541)	$(1,390)

10.   Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share (“EPS”) (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Numerator:
Income (loss) from continuing operations before noncontrolling interest	$280	$1,889	$(1,086)	$4,379
Noncontrolling interest from continuing operations	613	(396)	1,284	(766)
Income from continuing operations available to RPT common shareholders	893	1,493	198	3,613
Discontinued operations, net of noncontrolling interest:
Loss on sale of real estate	(1,905)	-	(1,905)	-
Income (loss) from operations	(29)	70	(17)	200
Net income (loss) available to RPT common shareholders	$(1,041)	$1,563	$(1,724)	$3,813

Denominator:
Weighted-average common shares for basic EPS	34,371	18,699	32,706	18,654
Dilutive effect of securities:
Options outstanding	-	-	-	-
Weighted-average common shares for diluted EPS	34,371	18,699	32,706	18,654

Basic EPS:
Income from continuing operations attributable to RPT common shareholders	$0.03	$0.08	$0.01	$0.20
Loss from discontinued operations attributable to RPT common shareholders	(0.06)	-	(0.06)	-
Net income (loss) attributable to RPT common shareholders	$(0.03)	$0.08	$(0.05)	$0.20

Diluted EPS:
Income from continuing operations attributable to RPT common shareholders	$0.03	$0.08	$0.01	$0.20
Loss from discontinued operations attributable to RPT common shareholders	(0.06)	-	(0.06)	-
Net income (loss) attributable to RPT common shareholders	$(0.03)	$0.08	$(0.05)	$0.20

11.   Shareholders’ Equity

In May 2010, the Company completed an equity offering of 6.9 million common shares, which included 0.9 million shares purchased pursuant to an over-allotment option granted to the underwriters.  The offering price was $11.50 per common share (par value $0.01 per share) generating net proceeds of approximately $75,600.  The net proceeds from the offering were used to reduce the outstanding balance of its secured term loan facility by $37,000, to pay off two mortgages of $15,800 in aggregate and to reduce outstanding borrowings under its secured revolving credit facility.

The following table presents a reconciliation of beginning and ending shareholders’ equity, including amounts attributable to noncontrolling interests for the second quarter 2010:

			Accumulated	Cumulative
	Common	Additional	Other	Distributions in	Noncontrolling	Total
	Shares Par	Paid-In	Comprehensive	Excess of	Interest	Shareholders’
	Value	Capital	Income (Loss)	Net Income	in Subsidiaries	Equity
Balance, December 31, 2009	309	486,731	(2,149)	(117,663)	39,337	406,565
Cash distributions declared	-	-	-	(11,180)	(948)	(12,128)
Restricted stock dividends	-	-	-	(82)	-	(82)
Share-based compensation expense	-	112	-	-		112
Issuance of common shares	70	75,541	-	-		75,611
Consolidation of variable interest entity	-	-	-	-	2,900	2,900
Net loss	-	-	-	(1,724)	(1,431)	(3,155)
Gain on interest rate swaps	-	-	1,233	-	103	1,336
Balance, June 30, 2010	$379	$562,384	$(916)	$(130,649)	$39,961	$471,159

12.   Restructuring Costs and Other Items

The following table presents a summary of the charges recorded in restructuring costs and other items:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)

Strategic review and proxy contest expenses	$-	$836	$-	$836
Restructuring expense	-	-	-	380
Total	$-	$836	$-	$1,216

In 2009, the Company’s Board of Trustees completed their review of financial and strategic alternatives.  Also during 2009, the Company resolved a proxy contest.  Costs incurred for the strategic review and proxy contest were $836 for the three and six months ended June 30, 2009.

Restructuring expense included severance and other benefit-related costs related to employees who were terminated during the quarter ended March 31, 2009.  The Company’s liability for restructuring costs consisted of the following for the six months ended June 30, 2010:

2010

Liability for restructuring costs at January 1,	$1,112
Restructuring expenses incurred during the period	-
Severance payments made to employees	(382)

Liability for restructuring costs at June 30,	$730

13.   Leases

Approximate future minimum revenues from rentals under noncancelable operating leases in effect at June 30, 2010, assuming no new or renegotiated leases or option extensions on lease agreements, were as follows (unaudited):

Year Ending December 31,

2010 (July 1 – December 31)	$39,460
2011	75,947
2012	68,932
2013	59,461
2014	51,609
Thereafter	223,799
Total	$519,208

The Company has an operating lease for its corporate office space in Michigan for a term expiring in 2014. The Company also has operating leases for office space in Florida and land at one of its shopping centers. In addition, the Company has a capitalized ground lease.  Total amounts expensed relating to these leases were $799 and $787 for the six months ended June 30, 2010 and 2009, respectively.

Approximate future minimum rental payments under the Company’s noncancelable office leases and land, assuming no options extensions, and a capital ground lease at one of its shopping centers, are as follows (unaudited):

Year Ending December 31,	Operating	Capital
	Leases	Lease

2010 (July 1 – December 31)	$453	$339
2011	916	677
2012	938	677
2013	961	677
2014	698	5,955
Thereafter	819	0
Total minimum lease payments	4,785	8,325
Less: amounts representing interest	-	(1,541)
Total	$4,785	$6,784

14.   Commitments and Contingencies

Construction Costs

 In connection with the development and redevelopment of various shopping centers, as of June 30, 2010 the Company had entered into agreements for construction costs of approximately $1,455.

Litigation

We are currently involved in certain litigation arising in the ordinary course of business.  The Company believes that this litigation will not have a material adverse effect on its consolidated condensed financial statements.

Additionally, in December 2008, John Carlo, Inc. (“Carlo”) filed a lawsuit against the Company and J. Raymond Construction Company (“JRCC”) in the Circuit Court of the Fourth Judicial Circuit in Duval, Florida related to concrete and road work for a development project in Florida.  In July 2009, Carlo transmitted a “Claim” submission to JRCC and the Company seeking additional compensation and damages for purported impacts to Carlo’s work on the project.

In February 2009, JRCC and the Company each filed motions seeking the dismissal of all or portions of the litigation, which both remain pending.

In July 2010, the case was moved from the Circuit Court to the Business Court in Florida.  On July 15, 2010, the Company filed a motion with the court for dismissal.  A trial date has been set for September of 2011.

Management of the Company is currently unable to predict the outcome of this litigation proceeding, but believes the current status of the litigation proceeding against the Company and JRCC does not warrant accrual under the guidance of ASC 450-20 “Loss Contingencies”, since the amount of any liability is neither probable nor reasonably estimable.  As such, no amounts have been accrued in the financial statements.  The Company intends to vigorously defend the claims asserted against the Company and JRCC and certain of its subsidiaries by Carlo and its affiliates.

15.   Subsequent Events

The Company has evaluated subsequent events through the date that the consolidated condensed financial statements were issued.

In July 2010, RLV Village of Oriole Plaza LP, an entity in the Ramco/Lion Venture LP joint venture in which the Company has a 30% ownership interest, paid off a $11,529 loan.  The Company’s share of the debt was $3,459 at the time of the payoff.

On August 4, 2010, the Company obtained a letter of credit in the amount of $3,060 for the benefit of one of its consolidated land held for development properties.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the consolidated condensed financial statements, including the respective notes thereto, which are included in this Form 10-Q.

Overview

We are a fully integrated, self-administered, publicly-traded REIT which owns, develops, acquires, manages and leases community shopping centers and one enclosed regional mall in the Midwestern, Southeastern and Mid-Atlantic regions of the United States.  At June 30, 2010, we owned interests in 87 shopping centers, comprised of 64 community centers, 21 power centers, one single tenant property, and one enclosed regional mall, totaling approximately 19.8 million square feet of gross leaseable area (“GLA”).  We and our joint venture partners own approximately 15.3 million square feet of such GLA, with the remaining GLA owned by various anchor stores.

The Company intends to maximize shareholder value through a well-defined business strategy that incorporates the following elements:

•	Leasing and managing our shopping centers to increase occupancy, maximize rental income, and control operating expenses and capital expenditures
•
Redeveloping our centers to increase gross leasable area, reconfigure space for credit tenants, create outparcels, profit from excess land, and generally make the centers more desirable for our tenants and their shoppers

•	Acquiring new shopping centers that are located in targeted metropolitan markets and that provide opportunities to add value through intensive leasing, management, or redevelopment
•	Developing our land held for development into income-producing investment property, subject to market demand and adequate returns on our incremental capital
•	Maintaining a strong and flexible balance sheet by capitalizing our Company with a moderate ratio of debt to equity and by financing our investment activities with various forms and sources of capital
•	Managing our overall enterprise to create an efficient organization with a strong corporate culture and transparent disclosure for all stakeholders

The Company periodically reviews its performance on these endeavors and adjusts its operational and financial tactics accordingly.

Second Quarter 2010 Highlights include:

Significant Transactions

On May 18, 2010, the Company completed an equity offering of 6.9 million common shares, which included 0.9 million shares purchased pursuant to an over-allotment option granted to the underwriters.  The offering price was $11.50 per common share (par value $0.01 per share) generating net proceeds of approximately $75.6 million.  The net proceeds from the offering were used to reduce the outstanding balance of its secured term loan facility by $37.0 million, to pay off two mortgages of $15.8 million in aggregate and to reduce outstanding borrowings under its secured revolving credit facilities.

During the second quarter 2010, the Company sold the Ridgeview Crossing Shopping Center in Elkin, North Carolina for $0.9 million in net proceeds. The sale resulted in a net loss of $2.1 million for the three months ended June 30, 2010. Income from operations and the loss on sale relating to Ridgeview Crossing are classified in discontinued operations on the consolidated condensed statements of operations and comprehensive income for all the periods presented.

Also during the second quarter 2010, the Company sold an outparcel in Jacksonville, Florida for $1.0 million in net proceeds. The sale resulted in a net gain of $0.5 million for the three months ended June 30, 2010.

The Company had no shopping center acquisition activity during the second quarter of 2010.

For the second quarter of 2010, the Company’s net income attributable to common shareholders was $0.9 million, excluding the loss on sale of the Ridgeview Crossing shopping center.

Leasing Activity

During the second quarter of 2010, the Company signed three new anchor leases including Total Wine and More in 20,000 square feet, The Fresh Market in 21,782 square feet and Golfsmith in 30,986 square feet. Total Wine and More will occupy the former Circuit City space at Vista Plaza in Jensen Beach, Florida. The Fresh Market and Golfsmith will occupy the former Albertsons space at Mission Bay Plaza in Boca Raton, Florida. These three new anchor leases were signed at an average base rent of $13.56 per square foot, an increase of 19.7% over previous rents paid. Additionally, the Company signed 25 new non-anchor leases in the second quarter of 2010 for new tenancies that will take occupancy in subsequent periods. All new signed leases, including anchor and non-anchor leases, totaled 152,024 square feet, and represented a decrease of 2.6% over prior rents paid.

The Company renewed 38 non-anchor leases, at an average base rent of $18.39 per square foot, an increase of 2.1% over prior rental rates.  In the second quarter of 2010, the Company also renewed eight anchor leases, at an average base rent of $5.59 per square foot as compared to prior rents paid of $5.86 per square foot.  Compared to the same period in the prior year, the combination of new leases, renewals and contractual rent escalations increased the Company’s overall portfolio average base rents to $10.90 per square foot in the second quarter of 2010 from $10.79 per square foot for the second quarter of 2009.

The Company’s overall portfolio, which includes joint venture properties and properties under redevelopment, was 89.7% occupied at June 30, 2010, as compared to 91.3% occupied at June 30, 2009.

Redevelopment Activity

We currently have four redevelopments in progress, all with signed leases for the expansion or addition of an anchor.  The Company estimates the total project costs of the four redevelopment projects in progress to be $29.7 million.  Two of the redevelopments involve core operating properties included on our balance sheet and are expected to cost approximately $16.4 million of which $13.6 million has been spent as of June 30, 2010.  For the two redevelopment projects at properties held by joint ventures, the Company estimates off-balance sheet project costs of approximately $13.3 million (our share is estimated to be $3.7 million) of which $10.8 million has been spent as of June 30, 2010 (our share is $3.1 million).  Of the four redevelopment projects presently in progress, all have anchor tenants in place generating revenue for the Company.  The four redevelopment projects in progress were approximately 75% to 80% complete at June 30, 2010.  The majority of remaining work on these projects involves the leasing up of small shop space, which includes costs for tenant and site improvements.  The Company expects that the redevelopment projects will be substantially completed in the second half of 2010.

Land Held for Development

At June 30, 2010, the Company had four named projects under pre-development.  In the first quarter of 2010, after a thorough review of the opening schedules for the proposed anchors, the Company determined it was appropriate to discontinue the capitalization of interest costs and real estate taxes at its development projects. As a result of slower anchor leasing, activities at the four development projects were curtailed in the first quarter 2010 and are not expected to resume in earnest until substantial pre-leasing and other hurdles to moving forward with construction have been met. As of June 30, 2010, we and one of our joint ventures have spent $98.5 million on the developments, including certain land parcels we own through taxable REIT subsidiaries.

At June 30, 2010, the Company’s land held for development consisted of:

Development Project/Location	Costs Incurred to Date

Hartland Towne Square - Hartland Twp., MI	$37,400
The Town Center at Aquia - Stafford, VA	16,100	(1)
Gateway Commons - Lakeland, FL	24,100
Parkway Shops - Jacksonville, FL	13,600
Other	7,300

Total Land Held for Development	$98,500

(1) Excludes $21,500 of carrying value of buildings and other assets that the Company intends to redevelop or demolish when the project commences.

The Company owned a controlling 20% interest in the Ramco RM Hartland SC LLC joint venture that owned a portion of Hartland Towne Square.  In the first quarter of 2010, the Company consolidated the Ramco RM Hartland SC LLC joint venture in accordance with accounting guidance for variable interest entities.  For further information on the consolidation of the Ramco RM Hartland SC LLC joint venture, refer to Note 5 of the consolidated condensed financial statements.

In the second quarter of 2010, the Company acquired its partner’s 95% interest in a parcel of land located in Jacksonville, Florida for $0.5 million.

It is the Company’s policy to start vertical construction on new development projects only after the project has received entitlements, significant anchor commitments, construction financing and joint venture partner commitments, if appropriate.  We are in the entitlement and pre-leasing phases at the development projects listed above.  The Company does not expect to secure financing and to identify joint venture partners until the entitlement and pre-leasing phases are complete.

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

Critical accounting policies are those that are both significant to the overall presentation of our financial condition and results of operations and require management to make difficult, complex or subjective judgments.   For example, significant estimates and assumptions have been made with respect to useful lives of assets, capitalization of development and leasing costs, recoverable amounts of receivables and initial valuations and related amortization periods of deferred costs and intangibles.  The following discussion relates to what we believe to be our most critical accounting policies that require our most subjective or complex judgment.

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

The Company recognizes an impairment of an investment in real estate when the estimated undiscounted cash flow is less than the net carrying value of the property.  If it is determined that an investment in real estate is impaired, then the Company’s carrying value is reduced to the estimated fair value as determined by cash flow models and discount rates or comparable sales in accordance with our fair value measurement policy.

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

At June 30, 2010, the Company prepared undiscounted cash flow projections for seven shopping center properties that met management’s criteria for possible impairment testing.  In all instances, the undiscounted cash flows exceeded the recorded carrying amounts of those individual properties on average by approximately 129% of the carrying value.  Therefore, none of the properties met the standards for impairment of long-lived assets.

In determining the estimated useful lives of intangible assets with finite lives, we consider the nature, life cycle position, and historical and expected future operating cash flows of each asset, as well as our commitment to support these assets through continued investment.

Revenue Recognition

Shopping center space is generally leased to retail tenants under leases which are accounted for as operating leases. We recognize minimum rents using the straight-line method over the terms of the leases commencing when the tenant takes possession of the space. Certain of the leases also provide for additional revenue based on contingent percentage income which is recorded on an accrual basis once the specified target that triggers this type of income is achieved. The leases also provide for recoveries from tenants of common area maintenance, real estate taxes and other operating expenses. These recoveries are estimated and recognized as revenue in the period the applicable costs are incurred or accrued.  Revenues from fees and management income are recognized in the period in which the services have been provided and the earnings process is complete. Lease termination income is recognized when a lease termination agreement is executed by the parties and the tenant vacates the space.

Share-Based Compensation

All share-based payments to employees, including grants of employee stock options, are recognized in the financial statements as compensation expense based upon the fair value on the grant date. We determine fair value of stock option awards using the Black-Scholes option pricing model. The Black-Scholes option pricing model incorporates certain assumptions such as risk-free interest rate, expected volatility, expected dividend yield and expected life of options, in order to arrive at a fair value estimate. Expected volatilities are based on the historical volatility of the price of our common shares.  Expected lives of options are based on an allowable assumption of the holding period which is typically less than the term of the options granted. The risk-free interest rate is based upon quoted market yields for U.S. Treasury securities of comparable terms.  The expected dividend yield is based on our common share dividend rate at the time options are granted.

Off Balance Sheet Arrangements

The Company has eight equity investments in unconsolidated joint venture entities in which we own 50% or less of the total ownership interest.  Because the Company can influence but not control these joint ventures, these investments are accounted for under the equity method of accounting. The Company provides leasing, development, asset and property management services to these joint ventures for which we are paid fees.  Refer to Note 4 of the notes to the consolidated condensed financial statements for further information.

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

Comparison of Three Months Ended June 30, 2010 to Three Months Ended June 30, 2009

For purposes of comparison between the three months ended June 30, 2010 and 2009, “Same Center” refers to the shopping center properties owned by consolidated entities as of April 1, 2009 and June 30, 2010.  Included in “Same Center” in 2010 is the impact of the sales of two net leased Wal-Mart stores in the third quarter of 2009.

For purposes of comparison between the three months ended June 30, 2010 and 2009, “Redevelopments” refers to any shopping center properties under redevelopment during the period from April 1, 2009 to June 30, 2010.

Revenues

Total revenues decreased $0.9 million, or 2.8%, to $30.4 million for the three months ended June 30, 2010, as compared to $31.3 million in 2009. The decrease in total revenues was primarily the result of a $0.6 million decrease in minimum rents and a $0.3 million decrease in recoveries from tenants, partially offset by an increase of $0.3 million in other property income.

Minimum rents decreased $0.6 million, or 2.9%, to $20.4 million for the three months ended June 30, 2010 as follows:

	Increase (Decrease)
	Amount
	(in millions)	Percentage
Same Center	$(0.9)	(4.1%)
Redevelopments	0.3	1.2%
	$(0.6)	(2.9%)

The decrease in Same Center minimum rents from the comparable period in the prior year was primarily attributable to approximately $0.7 million in decreases related to tenant vacancies, approximately $0.2 million in decreases related to tenant bankruptcies, rent relief and other concessions granted of $0.2 million, and the impact of the sale of the two net leased Wal-Marts in the third quarter of 2009 of $0.5 million.  These decreases were partially offset by an increase of $0.7 million due to increased rental rates on new or renewal leases.

Bankruptcies impact our allowance for doubtful accounts and the related bad debt expense at the time the tenant files for bankruptcy protection.  When tenants are in bankruptcy, the Company makes estimates of the expected recovery of pre-petition and post-petition claims and adjusts the allowance for doubtful accounts to the appropriate estimated amount.  For the three months ended June 30, 2010, there were no material adjustments made to the allowance for doubtful accounts due to tenant bankruptcies.

Recoveries from tenants decreased $0.4 million, or 4.5%, to $7.5 million for the three months ended June 30, 2010 as follows:

	Increase (Decrease)
	Amount
	(in millions)	Percentage
Same Center	$(0.4)	(4.4%)
Redevelopments	(0.0)	(0.1%)
	$(0.4)	(4.5%)

The decrease in recoveries from tenants for the Same Center properties was due primarily to lower contracted operating services, including the Company’s electricity resale program, at certain of our shopping centers in the second quarter 2010 as compared to the same period in the prior year, and the impact of the sales of two net leased Wal-Mart stores in the third quarter of 2009.  The overall property operating expense recovery ratio was 95.0% for the three months ended June 30, 2010, as compared to 96.7% for the same period in the prior year.

Recoverable operating expenses, which includes real estate tax and insurance expense, are a component of our recovery ratio. These expenses decreased $0.2 million, or 2.8%, to $7.9 million for the three months ended June 30, 2010 as follows:

	Increase (Decrease)
	Amount
	(in millions)	Percentage
Same Center	$(0.6)	(8.0%)
Redevelopments	0.4	5.2%
	$(0.2)	(2.8%)

Other property income increased $0.4 million to $1.2 million for the three months ended June 30, 2010, compared to $0.8 million for the same period in the prior year.  The increase was primarily due to $0.7 million in income earned from a tenant bankruptcy claim in the second quarter of 2010.  This increase was partially offset by a $0.2 million decrease in lease termination fees, as compared to the same period in the prior year.

Fees and management income decreased $0.4 million to $1.1 million for the three months ended June 30, 2010 as compared to $1.5 million for the three months ended June 30, 2009. The decrease is primarily due to lower development and leasing fees in the second quarter of 2010, as compared to the same period in the prior year.

Expenses

Total operating expenses were $21.2 million for the three months ended June 30, 2010 and 2009.  Decreases in recoverable operating expenses of $0.2 million and depreciation expense of $0.3 million, were offset by an increase in other property operating expenses of $0.6 million.

Other property operating expenses increased $0.6 million, to $1.1 million for the three months ended June 30, 2010, as compared to $0.5 million for the same period in 2009. The increase in other operating expenses from the second quarter 2009 was primarily due to an increase in bad debt expense of $0.3 million.

Depreciation and amortization decreased $0.3 million, or 3.4%, to $7.5 million for the three months ended June 30, 2010 as compared to $7.8 million for the same period in 2009. The decrease is due primarily to disposals in the second quarter of 2009 for tenant vacancies.

General and administrative expenses of $4.6 million for the three months ended June 30, 2010 were relatively unchanged from the same period in 2009.  An increase in legal costs of $0.5 million related to our defense against a lawsuit with a subcontractor was offset by a decrease of $0.2 million from positive business tax adjustments, and a decrease of $0.3 million from lower salaries and other expenses in the second quarter of 2010.

Other Income and Expenses

Other expense was $0.3 million for the three months ended June 30, 2010, compared to other income of $0.2 million for the same period in the prior year.  The decrease of $0.5 million was primarily due to the expensing of real estate taxes on the Company’s ground-up development projects in the second quarter of 2010.  Similar costs were capitalized in the second quarter of 2009.

Gain on sale of real estate increased $0.4 million due to the sale of an outparcel in Jacksonville, Florida in the second quarter of 2010.

Earnings (loss) from unconsolidated entities represents our proportionate share of the earnings of various joint ventures in which we have an ownership interest.  Earnings (loss) from unconsolidated entities decreased approximately $0.5 million from approximately $0.3 million for the three months ended June 30, 2009 to a loss of $0.2 million for the three months ended June 30, 2010.  During the three months ended June 30, 2010, earnings from unconsolidated entities decreased approximately $0.5 million from the Ramco/Lion Venture LP joint venture.  The decrease in the Ramco/Lion Venture LP joint venture was mainly attributable to an increase in bad debt expense.  Additionally, interest expense increased related to penalty interest associated with a loan that was in default by the joint venture.  The loan was paid off by the joint venture in the second quarter.

Interest expense increased $1.0 million, or 12.5%, to $8.9 million for the three months ended June 30, 2010 as compared to $7.9 million in 2009. The summary below identifies the components of the net increase (dollars in thousands):

	Three Months Ended
	June 30,		Increase
	2010	2009	(Decrease)
Average total loan balance	$535,034	$665,905	$(130,871)
Average rate	6.4%	4.9%	1.5%

Total interest on debt	$8,552	$8,142	$410
Amortization of loan fees	652	176	476
Interest on capital lease
obligation	99	103	(4)
Capitalized interest and other	(411)	(517)	106
	$8,892	$7,904	$988

Restructuring costs and other items included $0.8 million related to the Company’s strategic review and proxy contest in the three months ended June 30, 2009.

Noncontrolling interest represents the portions of the Operating Partnership and the joint venture developing Hartland Towne Square not owned by the Company.  The loss attributable to noncontrolling interest for the second quarter of 2010 of $0.8 million compares to income of $0.4 million for the second quarter of 2009.  The decrease of $1.2 million reflects the noncontrolling interest’s proportionate share of the Company’s net loss in the second quarter of 2010 as compared to net income in the same period in 2009, as well as the noncontrolling interest’s share of the net loss related to the joint venture developing a portion of Hartland Towne Square.

Comparison of Six Months Ended June 30, 2010 to Six Months Ended June 30, 2009

For purposes of comparison between the six months ended June 30, 2010 and 2009, “Same Center” refers to the shopping center properties owned by consolidated entities as of January 1, 2009 and June 30, 2010.  Included in “Same Center” in 2010 is the impact of the sales of two net leased Wal-Mart stores in the third quarter of 2009.

For purposes of comparison between the six months ended June 30, 2010 and 2009, “Redevelopments” refers to any shopping center properties under redevelopment during the period from January 1, 2009 to June 30, 2010.

Revenues

Total revenues decreased $1.9 million, or 3.0%, to $61.1 million for the six months ended June 30, 2010, as compared to $63.0 million for the same period in 2009.  The decrease in total revenues was primarily the result of a $1.3 million decrease in minimum rents and a $1.6 million decrease in recoveries from tenants, partially offset by an increase of $1.4 million in other property income.

Minimum rents decreased $1.3 million, or 3.0%, to $40.9 million for the six months ended June 30, 2010 as follows:

	Increase (Decrease)
	Amount
	(in millions)	Percentage
Same Center	$(1.8)	(4.2%)
Redevelopments	0.5	1.2%
	$(1.3)	(3.0%)

The decrease in Same Center minimum rents from the comparable period in the prior year was primarily attributable to approximately $1.4 million in decreases related to tenant vacancies, approximately $0.2 million in decreases related to tenant bankruptcies, rent relief and other concessions granted of $0.3 million, and the impact of the sale of the two net leased Wal-Marts in the third quarter of 2009 of $1.0 million.  These decreases were partially offset by an increase of $1.1 million due to increased rental rates on new or renewal leases.

Bankruptcies impact our allowance for doubtful accounts and the related bad debt expense at the time the tenant files for bankruptcy protection.  When tenants are in bankruptcy, the Company makes estimates of the expected recovery of pre-petition and post-petition claims and adjusts the allowance for doubtful accounts to the appropriate estimated amount.  For the six months ended June 30, 2010, the Company increased the allowance for doubtful accounts due by approximately $0.2 million as a result of Linens ‘n Things changing from Chapter 11 to Chapter 7 bankruptcy status.

Recoveries from tenants decreased $1.6 million, or 9.5%, to $15.3 million for the six months ended June 30, 2010 as follows:

	Increase (Decrease)
	Amount
	(in millions)	Percentage
Same Center	$(1.4)	(8.5%)
Redevelopments	(0.2)	(1.0%)
	$(1.6)	(9.5%)

The decrease in recoveries from tenants for the Same Center properties was due primarily to lower contracted operating services, including the Company’s electricity resale program, and adjustments to prior year recoveries at certain of our shopping centers in the first six months of 2010, as well as the impact of the sales of two net leased Wal-Mart stores in the third quarter of 2009, as compared to the same period in the prior year.   The overall property operating expense recovery ratio was 93.4% for the six months ended June 30, 2010, as compared to 98.1% for the same period in the prior year.  During the year, the Company estimates the recovery ratio, by property, based on current facts and circumstances.  In the first quarter of the subsequent year, the final billings to our tenants are calculated and any required adjustments are recorded at that time.

Recoverable operating expenses, which includes real estate tax and insurance expense, are a component of our recovery ratio. These expenses decreased $0.9 million, or 4.9%, to $16.4 million for the six months ended June 30, 2010 as follows:

	Increase (Decrease)
	Amount
	(in millions)	Percentage
Same Center	$(1.6)	(9.2%)
Redevelopments	0.7	4.3%
	$(0.9)	(4.9%)

Other property income increased $1.4 million to $2.4 million for the six months ended June 30, 2010, compared to $1.0 million for the same period in the prior year.  The increase was primarily due to a $0.8 million increase in lease termination fees and $0.7 million in income earned from a tenant bankruptcy claim in the second quarter of 2010.

Fees and management income decreased $0.3 million to $2.3 million for the six months ended June 30, 2010 as compared to $2.6 million for the six months ended June 30, 2009.  The decrease is mostly attributable to a decrease in development fees of $0.3 million as compared to the same period in 2009.

Expenses

Total operating expenses decreased $0.6 million, or 1.2%, to $42.4 million for the six months ended June 30, 2010 as compared to $43.0 million for the six months ended June 30, 2009. The decrease was primarily due to a decrease in recoverable operating expenses of $0.9 million and a decrease in depreciation and amortization expense of $0.3 million, partially offset by an increase in other property operating expenses of $0.7 million.

Other property operating expenses increased $0.6 million, to $2.1 million for the six months ended June 30, 2010 as compared to $1.5 million for the same period in 2009. The increase in other operating expenses from the same period in 2009 was primarily due to an increase in bad debt expense of $0.4 million.

Depreciation and amortization decreased $0.3 million, or 1.6%, to $15.3 million for the six months ended June 30, 2010 as compared to $15.6 million for the same period in 2009. The decrease is due primarily to disposals in the first six months of 2009 for tenant vacancies.

General and administrative expenses were $8.6 million for both the six months ended June 30, 2010 and 2009.  An increase in legal costs of $0.5 million related to our defense against a lawsuit with a subcontractor was offset by a decrease of $0.5 million from a positive business tax adjustment in the first six months of 2010.

Other Income and Expenses

Other expense was $0.6 million for the six months ended June 30, 2010, compared to other income of $0.3 million for the same period in the prior year.  The decrease of $0.9 million was primarily due to the expensing of real estate taxes on the Company’s ground-up development projects in the first six months of 2010.  Similar costs were capitalized in the first six months of 2009.  Additionally, interest income decreased $0.3 million in the six months ended June 30, 2010 due to the consolidation of the joint venture variable interest entity developing a portion of the Hartland Towne Square shopping center in the first quarter of 2009.  In 2010, the interest income is properly eliminated in consolidation.

Gain on sale of real estate increased $0.1 million due primarily to the sale of an outparcel in Jacksonville, Florida in the second quarter of 2010.

Earnings from unconsolidated entities represents our proportionate share of the earnings of various joint ventures in which we have an ownership interest.  Earnings from unconsolidated entities decreased approximately $0.2 million to approximately $0.7 million for the six months ended June 30, 2010 from approximately $0.9 million for the six months ended June 30, 2009.  During the six months ended June 30, 2010, earnings from unconsolidated entities decreased approximately $0.9 million from the Ramco 450 Venture LLC joint venture.  The decrease in the Ramco 450 Venture LLC joint venture was mainly attributable to lower rental revenues due to higher vacancies and rent relief and other concessions granted to tenants.

Interest expense increased $1.6 million, or 10.1%, to $17.6 million for the six months ended June 30, 2010 as compared to $16.0 million in 2009. The summary below identifies the components of the net increase (dollars in thousands):

	Six Months Ended
	June 30,		Increase
	2010	2009	(Decrease)
Average total loan balance	$544,717	$665,587	$(120,870)
Average rate	6.3%	4.9%	1.4%

Total interest on debt	$17,092	$16,378	$714
Amortization of loan fees	1,175	345	830
Interest on capital lease
obligation	199	207	(8)
Capitalized interest and other	(840)	(922)	82
	$17,626	$16,008	$1,618

In the first quarter 2010, the Company recorded a non-cash impairment charge of $2.7 million resulting from other-than-temporary declines in the fair market value of various equity investments in unconsolidated joint ventures.

Restructuring costs and other items included $0.8 million related to the Company’s strategic review and proxy contest in the second quarter of 2009 and $0.4 million of severance and other compensation-related costs associated with employees who were terminated in the first quarter of 2009.

Noncontrolling interest represents the portions of the Operating Partnership and the joint venture developing Hartland Towne Square not owned by us.  The loss attributable to noncontrolling interest for the first six months of 2010 of $1.4 million compares to income of $0.8 million for the first six months of 2009.  The decrease of $2.2 million is primarily attributable to the noncontrolling interest’s proportionate share of the Company’s net loss for the first six months of 2010 when compared to the same period in 2009, as well as the noncontrolling interest’s share of the net loss related to the joint venture developing a portion of Hartland Towne Square.

Liquidity and Capital Resources

The principal uses of our liquidity and capital resources are for operations, developments, redevelopments, including expansion and renovation programs, selective acquisitions, and debt repayment, as well as dividend payments in accordance with REIT requirements.  We anticipate that the combination of cash on hand and cash retained from operations, the availability under our credit facilities, additional financings, equity offerings, and the sale of existing properties will satisfy our expected working capital requirements through at least the next 12 months.  Although we believe that the combination of factors discussed above will provide sufficient liquidity, no such assurance can be given.

On May 18, 2010, the Company issued 6.9 million common shares of beneficial interest (par value $0.01 per share), at $11.50 per share.  The Company received net proceeds from the offering of approximately $75.6 million after deducting underwriting discounts, commissions and estimated transaction expenses payable by the Company.  The net proceeds from the offering were used to reduce the outstanding balance of its secured term loan facility by $37.0 million, to pay off two mortgages of $15.8 million in aggregate and to reduce outstanding borrowings under its secured revolving credit facilities.

As opportunities arise and market conditions permit, we will continue to pursue the strategy of selling mature properties or non-core assets that have less potential for increase cash flow or are not viable for redevelopment.  Our ability to obtain acceptable selling prices and satisfactory terms and financing will impact the timing of future sales.  The Company expects any net proceeds from the sale of properties would be used to reduce outstanding debt.

The following is a summary of our cash flow activities (dollars in thousands):

	Six Months Ended
	June 30,
	2010	2009
	(Unaudited)

Cash provided from operations	$21,646	$26,671
Cash used in investing activities	(19,924)	(13,369)
Cash provided by (used in) financing activities	2,156	(10,779)

For the six months ended June 30, 2010, the Company generated $21.6 million in cash flows from operating activities, as compared to $26.7 million for the same period in 2009.  Cash flows from operating activities were lower during the six months ended June 30, 2010 mainly due to higher net cash outflows for accounts payable and accrued expenses.  For the six months ended June 30, 2010, investing activities used $19.9 million of cash flows, as compared to $13.4 million used in investing activities for the six months ended June 30, 2010. Cash flows used in investing activities were higher in the first six months of 2010, due to higher investments in real estate and investments in unconsolidated entities primarily made to pay off a joint venture loan.  During the six months ended June 30, 2010, cash flows provided by financing activities were $2.2 million, as compared to cash used of $10.8 million during the six months ended June 30, 2009.  For the six months ended June 30, 2010, the Company generated $75.6 million in proceeds from the issuance of common shares, which it used primarily to pay down debt.  As a result, the Company had higher net paydowns on mortgage and notes payable as compared to the six months ended June 30, 2009.

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

We declared a quarterly cash dividend distribution of $0.16325 per common share paid to shareholders of record on June 20, 2010, as compared to the dividend paid of $0.23125 per share in the same quarter of 2009.  To strengthen the Company’s liquidity position, the Board of Trustees elected to keep the aggregate distribution dollars constant when additional common shares were issued in September 2009.  Therefore, the distribution per common share was reduced in proportion to the new common shares issued, to $0.16325 per common share in the third quarter of 2009. Our dividend policy has not changed in that we expect to continue making distributions to shareholders of at least 90% of our REIT taxable income, excluding net capital gain, in order to maintain qualification as a REIT. On an annualized basis, our current dividend is above our estimated minimum required distribution.

Distributions paid by the Company are funded from cash flows from operating activities.  To the extent that cash flows from operating activities were insufficient to pay total distributions for any period, alternative funding sources are used as shown in the following table.  Examples of alternative funding sources may include proceeds from sales of real estate and bank borrowings.  Although the Company may use alternative sources of cash to fund distributions in a given period, we expect that distribution requirements for an entire year will be met with cash flows from operating activities.

	Six Months Ended
	June 30,
	2010	2009
	(Unaudited)

Cash provided by operating activities	$21,646	$26,671

Cash distributions to common shareholders	(10,109)	(8,640)
Cash distributions to operating partnership unit holders	(950)	(1,350)
Distributions to noncontrolling partners	-	(54)
Total distributions	(11,059)	(10,044)

Surplus (deficiency)	$10,587	$16,627
Alternative sources of funding for distributions:
Net borrowings on mortgages and notes payable	n/a	n/a
Total sources of alternative funding for distributions	n/a	n/a

n/a - Not applicable

Debt

In May 2010, the Company used the net proceeds from its equity offering to reduce the balance of its secured term loan facility by $37.0 million, to pay off two fixed rate mortgages of $15.8 million in aggregate and to reduce outstanding borrowings under the secured revolving credit facilities.

Also in May 2010, the Company closed on a $14.7 million loan secured by the newly-constructed office building occupied by Northrop Grumman at The Town Center at Aquia.  The loan bears interest at a fixed rate of 5.8% and matures in June 2015.  Net proceeds from the loan were used primarily to pay down Company’s revolving lines of credit.

It is anticipated that funds borrowed under the Company’s credit facilities will be used for general corporate purposes, including working capital, capital expenditures, the repayment of indebtedness or other corporate activities.  For further information on the credit facilities and other debt refer to Note 7 of the consolidated condensed financial statements.

Under terms of various debt agreements, we may be required to maintain interest rate swap agreements to reduce the impact of changes in interest rates on our floating rate debt.  We have interest rate swap agreements with an aggregate notional amount of $90.0 million at June 30, 2010. Based on rates in effect at June 30, 2010, the agreements provide for fixed rates ranging from 6.4% to 6.7% and expire December 2010.

After taking into account the impact of converting our variable rate debt into fixed rate debt by use of the interest rate swap agreements, at June 30, 2010 our variable rate debt accounted for approximately $22.7 million of outstanding debt with a weighted average interest rate of 5.6%. Variable rate debt accounted for approximately 4.5% of our total debt and 2.5% of our total capitalization.

We have $471.8 million of mortgage loans, both fixed and floating rate, encumbering our consolidated properties, including $90.0 million of loans under the Company’s secured credit facilities.  Such mortgage loans are generally non-recourse, subject to certain exceptions for which we would be liable for any resulting losses incurred by the lender.  These exceptions vary from loan to loan but generally include fraud or a material misrepresentation, misstatement or omission by the borrower, intentional or grossly negligent conduct by the borrower that harms the property or results in a loss to the lender, filing of a bankruptcy petition by the borrower, either directly or indirectly, and certain environmental liabilities.  In addition, upon the occurrence of certain of such events, such as fraud or filing of a bankruptcy petition by the borrower, we would be liable for the entire outstanding balance of the loan, all interest accrued thereon and certain other costs, penalties and expenses.

Off Balance Sheet Debt

The unconsolidated joint ventures in which the Operating Partnership owns an interest, and which are accounted for by the equity method of accounting, are subject to mortgage indebtedness, which in most instances is non-recourse.  At June 30, 2010, mortgage debt for the unconsolidated joint ventures was $499.8 million, of which our pro rata share was $129.6 million with a weighted average interest rate of 6.4%. Fixed rate debt for the unconsolidated joint ventures was $497.5 million at June 30, 2010.  Our pro rata share of fixed rate debt for the unconsolidated joint ventures amounted to $125.7 million.  Fixed rate debt represented 97.0% of our total pro rata share of debt from unconsolidated entities at June 30, 2010.  The mortgage debt of $11.0 million at Peachtree Hill, a shopping center owned by our Ramco 450 Venture LLC, is recourse debt.  The loan is secured by unconditional guarantees of payment and performance by Ramco 450 Venture LLC, the Company, and the Operating Partnership.

Contractual Obligations

The following are our contractual cash obligations as of June 30, 2010 due within the next 12 months (dollars in thousands):

Contractual Obligations	Total

Mortgages and notes payable, principal	$62,882
Interest on mortgages and notes payable	28,129
Employment contracts	842
Capital lease	677
Operating leases	910
Unconditional construction cost obligations	1,455
Total contractual cash obligations	$94,895

We anticipate that the combination of cash on hand, cash provided from operating activities, the availability under the Credit Facility ($88.4 million at June 30, 2010, plus up to an additional $50 million dependent upon there being one or more lenders willing to fund the additional commitment), our access to the capital markets and the sale of existing properties will satisfy our expected working capital requirements through at least the next 12 months. Although we believe that the combination of factors discussed above will provide sufficient liquidity, no assurance can be given.

Planned Capital Spending

The Company is focusing on its core strengths of enhancing the value of our existing portfolio of shopping centers through successful leasing efforts and completing those redevelopment projects in 2010 that are currently in process.  In addition, during the first six months of 2010, there was no shopping center acquisition activity.

During the six months ended June 30, 2010, we spent approximately $12.6 million on capital expenditures including tenant allowances, leasing commissions paid to third-party brokers, legal costs related to lease documents, capitalized leasing and construction costs, renovations, and roof and parking lot repairs.

For the remainder of 2010, we anticipate spending approximately $13.2 million for capital expenditures, including approximately $3.0 million for redevelopment projects.

Capitalization

At June 30, 2010, our market capitalization amounted to $899.6 million. Our market capitalization consisted of $500.0 million of debt (including property-specific mortgages, a secured Credit Facility consisting of a secured term loan credit facility and a secured revolving credit facility, the secured revolving credit facility on The Town Center at Aquia, and Junior Subordinated Notes), and $412.5 million of common shares (based on the closing price of $10.10 per share at June 30, 2010) and Operating Partnership Units at market value.  Our net debt to total market capitalization was 54.2% at June 30, 2010, as compared to 62.8% at December 31, 2009.  The decrease in total net debt to market capitalization was due primarily to the impact of the May 18, 2010 equity offering and the increase in the price per common share from $9.54 at December 31, 2009 to $10.10 at June 30, 2010.  After taking into account the impact of converting our variable rate debt into fixed rate debt by use of interest rate swap agreements, our outstanding debt at June 30, 2010 had a weighted average interest rate of 6.1%, and consisted of $477.2 million of fixed rate debt and $22.7 million of variable rate debt. Outstanding letters of credit issued under the Credit Facility totaled approximately $1.6 million at June 30, 2010.

At June 30, 2010, the noncontrolling interest in the Operating Partnership represented a 7.1% ownership in the Operating Partnership.  The OP Units may, under certain circumstances, be exchanged for our common shares of beneficial interest on a one-for-one basis.  We, as sole general partner of the Operating Partnership, have the option, but not the obligation, to settle exchanged OP Units held by others in cash based on the current trading price of our common shares of beneficial interest.  Assuming the exchange of all OP Units, there would have been 40,922,225 of our common shares of beneficial interest outstanding at June 30, 2010, with a market value of approximately $413.3 million.

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

The following table illustrates the calculation of FFO (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)

Net income (loss) attributable to RPT common shareholders (1)	$(1,041)	$1,563	$(1,724)	$3,813
Add:
Rental property depreciation and amortization expense	7,366	7,699	14,951	15,309
Pro rata share of real estate depreciation from unconsolidated joint ventures	1,704	1,622	3,380	3,295
Loss on sale of depreciable real estate	2,050	-	2,050	-
Noncontrolling interest in Operating Partnership	(105)	401	(174)	781

Funds from operations	$9,974	$11,285	$18,483	$23,198

Weighted average common shares	34,371	18,699	32,706	18,654
Shares issuable upon conversion of Operating Partnership Units	2,902	2,919	2,902	2,919
Dilutive effect of securities	-	-	-	-
Weighted average equivalent shares outstanding, diluted	37,273	21,618	35,608	21,573

Net income per diluted share to FFO per diluted
share reconciliation:
Net income (loss) attributable to RPT common shareholders per diluted share	$(0.03)	$0.08	$(0.05)	$0.20
Add:
Rental property depreciation and amortization expense	0.20	0.36	0.42	0.71
Pro rata share of real estate depreciation from unconsolidated joint ventures	0.05	0.08	0.09	0.15
Loss on sale of depreciable real estate	0.05	-	0.06	-
Noncontrolling interest in Operating Partnership	-	0.02	-	0.04
Less:
Assuming conversion of OP Units	-	(0.02)	-	(0.02)

Funds from operations per diluted share	$0.27	$0.52	$0.52	$1.08

(1) Includes gain on sale of nondepreciable real estate	$499	$53	$499	$401

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We have exposure to interest rate risk on our variable rate debt obligations.  We are not subject to any foreign currency exchange rate risk or commodity price risk, or other material rate or price risks.  Based on our debt and interest rates and the interest rate swap agreements in effect at June 30, 2010, a 100 basis point change in interest rates would affect our annual earnings and cash flows by between approximately $0.2 million and $0.8 million.

Under the terms of various debt agreements, we may be required to maintain interest rate swap agreements to reduce the impact of changes in interest rate on our floating rate debt.  We have interest rate swap agreements with an aggregate notional amount of $90.0 million at June 30, 2010.  Based on rates in effect at June 30, 2010, the agreements provide for fixed rates ranging from 6.4% to 6.7% and expire December 2010.

The following table presents information as of June 30, 2010 concerning our long-term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates of maturing amounts and fair market value (dollars in thousands).

								Estimated
	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value

Fixed-rate debt	$6,956	$60,847	$94,854	$34,436	$33,086	$246,991	$477,170	$475,650
Average interest
rate	6.9%	7.0%	6.6%	5.6%	5.5%	5.8%	6.1%
Variable-rate
debt	$236	$22,471	$-	$-	$-	$-	$22,707	$22,707
Average interest
rate	5.4%	5.6%	-	-	-	-	5.6%

We estimated the fair value of fixed rate mortgages using a discounted cash flow analysis, based on our incremental borrowing rates for similar types of borrowing arrangements with the same remaining maturity.  Considerable judgment is required to develop estimated fair values of financial instruments.  The table incorporates only those exposures that existed at June 30, 2010 and does not consider those exposures or positions which could arise after that date or firm commitments as of such date.  Therefore, the information presented therein has limited predictive value.  Our actual interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

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

We carried out an assessment as of June 30, 2010 of the effectiveness of the design and operation of our disclosure controls and procedures. This assessment was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.  Based on such evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that such disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2010.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

For a description of the litigation with a subcontractor, see to Note 14 of the notes to the consolidated condensed financial statements.  There are no material pending governmental proceedings, other than the IRS Examination, against or involving us or our properties.  For a description of the IRS Examination, see our Annual Report on Form 10-K for the year ended December 31, 2009 (Note 21 to the consolidated financial statements).

Item 1A.  Risk Factors

You should review our Annual Report on Form 10-K for the year ended December 31, 2009, which contains a detailed description of risk factors that may materially affect our business, financial condition or results of operations in addition to the following risk factor:

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

RAMCO-GERSHENSON PROPERTIES TRUST

Date: August 6, 2010	By: /s/ Dennis Gershenson
Dennis Gershenson
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2010	By: /s/ Gregory R. Andrews
Gregory R. Andrews
Chief Financial Officer
(Principal Financial and Accounting Officer)