Form 10-Q
period 2010-09-30
RAMCO GERSHENSON PROPERTIES TRUST
filed 2010-11-05
CIK 842183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
_______________________

FORM 10-Q

    X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended September 30, 2010
OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from______________to______________
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

Yes [  ] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,”  “accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [  ] No [X]

Number of common shares of beneficial interest ($0.01 par value) of the registrant outstanding as of November 2, 2010:
37,946,541

PART 1 - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

RAMCO-GERSHENSON PROPERTIES TRUST Condensed Consolidated Balance Sheets September 30, 2010 (Unaudited) and December 31, 2009 (In thousands)

	September 30,	December 31,
	2010	2009
ASSETS
Income producing properties, at cost:
Land	$105,013	$99,147
Buildings and improvements	817,165	818,142
Less accumulated depreciation and amortization	(204,279)	(191,155)
Income producing properties, net	717,899	726,134
Construction in progress and land held for development or sale
(including $25,832 and $0 of consolidated variable interest entities,
respectively)	90,709	78,161
Net real estate	$808,608	$804,295
Equity investments in unconsolidated joint ventures	103,822	97,506
Cash and cash equivalents	5,525	8,800
Restricted cash	7,969	3,838
Accounts receivable, net	30,419	31,900
Notes receivable from unconsolidated joint ventures	16,824	12,566
Other assets, net	37,654	39,052
TOTAL ASSETS	$1,010,821	$997,957

LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgages and notes payable (including $4,605 and $0 of
consolidated variable interest entities, respectively)	$538,177	$552,551
Capital lease obligation	6,713	6,924
Accounts payable and accrued expenses	23,135	26,440
Distributions payable	6,627	5,477
TOTAL LIABILITIES	$574,652	$591,392

Ramco-Gershenson Properties Trust shareholders' equity:
Common shares of beneficial interest, $0.01 par, 45,000 shares authorized,
37,947 and 30,907 shares issued and outstanding as of September 30, 2010
and December 31, 2009, respectively	379	309
Additional paid-in capital	562,934	486,731
Accumulated distributions in excess of net income	(163,587)	(117,663)
Accumulated other comprehensive loss	(380)	(2,149)
TOTAL SHAREHOLDERS' EQUITY ATTRIBUTABLE TO RPT	399,346	367,228
Noncontrolling interest	36,823	39,337
TOTAL SHAREHOLDERS' EQUITY	436,169	406,565

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,010,821	$997,957

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
Condensed Consolidated Statements of Operations and Comprehensive Income
For the three and nine months ended September 30, 2010 and 2009
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
REVENUE
Minimum rent	$20,178	$20,157	$60,812	$62,568
Percentage rent	137	397	353	650
Recovery income from tenants	6,873	7,628	22,171	24,704
Other property income	324	(65)	2,704	956
Management and other fee income	904	1,410	3,159	4,036
TOTAL REVENUE	28,416	29,527	89,199	92,914

EXPENSES
Real estate taxes	3,816	4,452	12,777	13,773
Recoverable operating expense	3,527	3,351	10,937	11,438
Other non-recoverable operating expense	940	428	2,809	1,960
Depreciation and amortization	7,546	7,602	22,864	23,219
General and administrative	4,552	3,395	13,150	12,041
TOTAL EXPENSES	20,381	19,228	62,537	62,431

INCOME BEFORE OTHER INCOME, EXPENSES AND DISCONTINUED OPERATIONS	8,035	10,299	26,662	30,483

OTHER INCOME AND EXPENSES
Other income (expense)	(388)	227	(1,021)	558
Gain on sale of real estate	1,633	4,610	2,132	5,011
Earnings (loss) from unconsolidated joint ventures	(1,362)	492	(662)	1,349
Interest expense	(8,581)	(7,757)	(26,207)	(23,765)
Provision for impairment	(28,787)	-	(28,787)	-
Impairment charge on unconsolidated joint ventures	-	-	(2,653)	-
Restructuring costs and other items	-	(335)	-	(1,551)
INCOME (LOSS) FROM CONTINUING OPERATIONS	(29,450)	7,536	(30,536)	12,085

DISCONTINUED OPERATIONS
Gain (loss) on sale of real estate	-	2,886	(2,050)	2,886
Income (loss) from operations	8	229	(11)	274
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	8	3,115	(2,061)	3,160

NET INCOME (LOSS)	(29,442)	10,651	(32,597)	15,245
Net (income) loss attributable to noncontrolling interest	2,701	(1,327)	4,131	(2,108)
NET INCOME (LOSS) ATTRIBUTABLE TO RAMCO-GERSHENSON PROPERTIES
TRUST COMMON SHAREHOLDERS	$(26,741)	$9,324	$(28,466)	$13,137

EARNINGS PER COMMON SHARE, BASIC
Continuing operations	$(0.70)	$0.32	$(0.77)	$0.54
Discontinued operations	-	0.13	(0.06)	0.14
	$(0.70)	$0.45	$(0.83)	$0.68
EARNINGS PER COMMON SHARE, DILUTED
Continuing operations	$(0.70)	$0.32	$(0.77)	$0.54
Discontinued operations	-	0.13	(0.06)	0.14
	$(0.70)	$0.45	$(0.83)	$0.68
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	38,020	20,548	34,497	19,292
Diluted	38,020	20,548	34,497	19,292

OTHER COMPREHENSIVE INCOME
Net income (loss)	$(29,442)	$10,651	$(32,597)	$15,245
Other comprehensive income (loss):
Gain on interest rate swaps	577	136	1,913	836
Comprehensive income (loss)	(28,865)	10,787	(30,684)	16,081
Comprehensive (income) loss attributable to noncontrolling interest	2,659	(1,344)	3,987	(2,220)
Comprehensive income (loss) attributable to Ramco-Gershenson Properties Trust	$(26,206)	$9,443	$(26,697)	$13,861

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
Condensed Consolidated Statement of Shareholders' Equity
For the nine months ended September 30, 2010
(In thousands, except share data)
(Unaudited)

	Shareholders' Equity of Ramco-Gershenson Properties Trust

	Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Distributions in Excess of Net Income	Noncontrolling Interest	Total Shareholders' Equity

BALANCE, DECEMBER 31, 2009	$309	$486,731	$(2,149)	$(117,663)	$39,337	$406,565

Issuance of common stock	70	75,623	-	-	-	75,693
Share-based compensation expense, net	-	580	-	-	-	580
Conversion and redemption of OP unit holders					(5)	(5)
Dividends declared to common shareholders	-	-	-	(17,333)	-	(17,333)
Distributions declared to noncontrolling interests	-	-	-	-	(1,422)	(1,422)
Dividends paid on restricted shares	-	-	-	(125)	-	(125)
Consolidation of variable interest entity	-	-	-	-	2,900	2,900
Other comprehensive income adjustment	-	-	1,769	-	144	1,913
Net income (loss)	-	-	-	(28,466)	(4,131)	(32,597)

BALANCE, SEPTEMBER 30, 2010	$379	$562,934	$(380)	$(163,587)	$36,823	$436,169

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30, 2010 and 2009
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2010	2009
OPERATING ACTIVITIES
Net income (loss)	$(32,597)	$15,245
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	22,864	23,219
Amortization of deferred financing fees	1,843	528
Earnings (loss) from unconsolidated joint ventures	662	(1,349)
Distributions received from operations of unconsolidated joint ventures	1,859	3,131
Provision for impairment	28,787	-
Impairment charge on unconsolidated joint ventures	2,653	-
Discontinued operations	11	(274)
Gain on sale of real estate	(2,132)	(5,011)
Share-based compensation expense	765	1,058
Changes in assets and liabilities:
Accounts and other receivables	2,257	1,072
Other assets	3,301	986
Accounts payable and accrued expenses	(3,233)	4,036
Net cash provided by continuing operating activities	27,040	42,641
Operating cash from discontinued operations	26	352
(Gain) loss on sale of discontinued operations	2,050	(2,886)
Net cash provided by operating activities	29,116	40,107

INVESTING ACTIVITIES
Additions to real estate, net	$(36,108)	$(17,662)
Proceeds from sale of real estate	3,226	22,985
Increase in restricted cash	(4,131)	(177)
Notes receivable from unconsolidated joint ventures	(16,824)	(4,264)
Investment in unconsolidated joint ventures	(13,208)	(4,568)
Net cash used in continuing investing activities	(67,045)	(3,686)
Investing cash provided by discontinued operations	797	5,037
Net cash (used in) provided by investing activities	(66,248)	1,351

FINANCING ACTIVITIES
Proceeds of mortgages and notes payable	$99,200	$58,000
Repayments of mortgages and notes payable	(122,079)	(177,084)
Payment of deferred financing costs	(1,058)	(145)
Proceeds from issuance of common stock	75,693	96,302
Repayment of capital lease obligation	(211)	(199)
Distributions paid to noncontrolling interests	-	(54)
Dividends paid to common shareholders	(16,305)	(12,953)
Distributions paid to operating partnership unit holders	(1,427)	(2,026)
Net cash provided by (used in) financing activities	33,813	(38,159)

Net increase (decrease) in cash and cash equivalents	(3,319)	3,299
Cash from consolidated variable interest entity	44	-
Cash and cash equivalents at beginning of the period	8,800	5,295
Cash and cash equivalents at end of the period	$5,525	$8,594

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest (net of capitalized interest of $1,059 and $1,331 in 2010 and 2009, respectively)	$22,138	$20,580
Cash paid for federal income taxes	3	376
Increase in fair value of interest rate swaps	1,913	836
Reclassification of notes receivable from unconsolidated joint venture	-	6,716

The Company acquired income producing property as follows:
Fair value of income producing property	$15,200	$-
Assumption of mortgage notes payable	-	-
Cash paid for income producing property	$15,200	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)
(Unaudited)

1.	Organization and Basis of Presentation

Organization

Ramco-Gershenson Properties Trust, together with its subsidiaries (the “Company”), is a real estate investment trust (“REIT”) engaged in the business of owning, developing, acquiring, managing and leasing community shopping centers, regional malls and single tenant retail properties. At September 30, 2010, the Company owned and managed a portfolio of 88 shopping centers, with approximately 20.0 million square feet of gross leaseable area (“GLA”), of which 15.4 million is owned by the Company or its joint ventures.  The shopping centers are located in the Midwestern, Southeastern and Mid-Atlantic regions of the United States and are typically anchored by discount department stores, supermarkets or other national and regional retail chains. The Company’s credit risk, therefore, is concentrated in the retail industry.

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

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company, its majority owned subsidiary, the Operating Partnership, Ramco-Gershenson Properties, L.P. (92.9% and 91.4% owned by the Company at September 30, 2010 and December 31, 2009, respectively), all wholly-owned subsidiaries, and all entities in which the Company has a controlling financial interest, including where the Company has been determined to be a primary beneficiary of a variable interest entity (“VIE”) or meets certain criteria of a sole general partner or managing member in accordance with the consolidation guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).  Ramco-Gershenson, Inc. has elected to be a taxable REIT subsidiary for federal income tax purposes.  All intercompany balances and transactions have been eliminated in consolidation. The information furnished is unaudited and reflects all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature. These Condensed Consolidated Financial Statements should be read in conjunction with the Company's 2009 Annual Report on Form 10−K.

Reclassifications

Certain reclassifications of prior period amounts have been made in the condensed consolidated financial statements in order to conform to the current presentation.

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

The Company consolidated the Ramco RM Hartland SC LLC joint venture prospectively, effective January 1, 2010.  The consolidation of the variable interest entity did not have a material impact on the Company’s financial position, results of operations, or cash flows.  Refer to Note 7 of the notes to the condensed consolidated financial statements for more information on the consolidation of the variable interest entity.

In January 2010, the FASB updated ASC 820 “Fair Value Measurements and Disclosures” with ASU 2010-06, which requires additional disclosures and clarification of existing fair value measurement disclosures.   The update was effective for fiscal years beginning after December 15, 2009.  The Company adopted the provisions of this Update in the first quarter of 2010.  The new and clarified disclosures did not have a material impact on the Company’s financial position, results of operations, or cash flows.  Refer to Note 10 of the notes to the condensed consolidated financial statements for more information on fair value measurements.

2.  Accounts Receivable, Net

The Company provides for bad debt expense based upon the allowance method of accounting.  The Company monitors the collectability of its accounts receivable (billed and unbilled, including straight-line) from specific tenants, and analyzes historical bad debts, customer credit worthiness, current economic trends and changes in tenant payment terms when evaluating the adequacy of the allowance for doubtful accounts.  When tenants are in bankruptcy, the Company makes estimates of the expected recovery of pre-petition and post-petition claims.  The ultimate resolution of these claims can be delayed for one year or longer.  Accounts receivable in the accompanying balance sheets includes amounts billed to tenants and accrued expense recoveries due from tenants and is shown net of an allowance for doubtful accounts of $4,240 and $3,288 (including the amounts related to the allowance for straight-line rent receivables discussed below) at September 30, 2010 and December 31, 2009, respectively.

Accounts receivable includes $18,029 and $17,114 of unbilled straight-line rent receivables, net of an allowance for doubtful accounts of $421 and $360 at September 30, 2010 and December 31, 2009, respectively.

3.  Net Real Estate

Included in the Company’s net real estate is income producing shopping center properties that are recorded at cost less accumulated depreciation and amortization.

Land held for development or sale represents projects where vertical construction has yet to commence, but which have been identified by the Company and are available for future development if and when market conditions dictate the demand for a new shopping center.  Land held for development or sale was $89,011 and $69,936 at September 30, 2010 and December 31, 2009, respectively.  The increase in land held for development or sale from December 31, 2009 to September 30, 2010 was primarily attributable to the consolidation of the Ramco RM Hartland SC LLC variable interest entity.  Refer to Note 7 of the notes to the condensed consolidated financial statements for information on the consolidation of the Ramco RM Hartland SC LLC joint venture.  Additionally, refer to Note 5 of the notes to the condensed consolidated financial statements for information on the provision for impairment recorded in the third quarter of 2010.

Construction in progress represents existing development and redevelopment projects. When projects are substantially complete and ready for their intended use, balances are transferred to land or buildings and improvements as appropriate.  Construction in progress was $1,698 and $8,225 at September 30, 2010 and December 31, 2009, respectively.  The decrease in construction in progress from December 31, 2009 to September 30, 2010 was due primarily to a substantially completed redevelopment property being transferred to income producing.

4. Acquisitions and Dispositions

The following table provides a summary of income producing property acquisition activity for the three months ended September 30, 2010:

				Purchase	Mortgage
Date Purchased	Property Name	Property Location	Square Feet	Price	Assumed

August 10, 2010	Liberty Square	Wauconda, IL	107,369	$15,200	$-

During the three and nine months ended September 30, 2010, we recognized approximately $110 of acquisition-related costs in connection with the property acquisition, which are recorded in general and administrative expense in the condensed consolidated statements of operations.

Dispositions:

In September 2010, the Company sold an outparcel in Duluth, Georgia for $1,825 in net proceeds. The sale resulted in a net gain of $1,607.

In September 2010, the Company sold an outparcel in Hartland, Michigan for $360 in net proceeds. The sale resulted in a net gain of $26.

In June 2010, the Company sold an outparcel in Jacksonville, Florida for $1,041 in net proceeds. The sale resulted in a net gain of $499.

In May 2010, the Company sold the Ridgeview Crossing Shopping Center in Elkin, North Carolina for $900 in net proceeds. The sale resulted in a net loss of $2,050.  Income from operations and the loss on sale relating to Ridgeview Crossing are classified in discontinued operations on the condensed consolidated statements of operations and comprehensive income for all the periods presented.

5.  Impairment Charges

The Company established provisions for impairment during the three and nine-month periods ended September 30, 2010 and 2009, on the following consolidated assets and unconsolidated joint venture investments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Land held for development or sale (1)	$12,574	$-	$12,574	$-
The Town Center at Aquia (2)	16,213		16,213	-
Investments in unconsolidated joint ventures (3)	-	-	2,653	-
Total	$28,787	$-	$31,440	$-

(1)
The impairment charges were triggered by the Company’s decision made during the three months ended September 30, 2010 to market certain land parcels for sale at several of our development projects. As of September 30, 2010, there were two land parcels under contract that were not classified as held for sale due to substantive contingencies associated with the respective contracts.  Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operation under Accounting for the Impairment of Long-Lived Assets for a discussion of inputs used in determining the fair value of long-lived assets.

(2)
Amounts reported in the third quarter of 2010 relate to buildings and other improvements located in Stafford County, Virginia that the Company intends to demolish in order to prepare the site for a mixed-use project.  During the third quarter of 2010, the Company determined that it would market for sale all components of the project to various buyers and/or joint ventures.  Notwithstanding the foregoing, the Company expects to retain an interest in certain parcels through participation in one or more joint ventures.  Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operation under Accounting for the Impairment of Long-Lived Assets for a discussion of inputs used in determining the fair value of long-lived assets.

(3)
In the first quarter of 2010, the Company recorded an impairment charge of $2,653 resulting from other than-temporary declines in the fair market value of various equity investments in unconsolidated joint ventures.  Refer to Note 6 of the notes to condensed consolidated financial statements and Off Balance Sheet Arrangements in Management’s Discussion and Analysis of Financial Condition and Results of Operation for a discussion of inputs used in determining the fair value of its investments in unconsolidated joint ventures.

The Company’s impairment provisions were based upon the difference between the present value of estimated sales prices of the available-for-sale parcels and the Company’s allocated basis of those parcels.  Future sales prices were estimated based upon comparable market transactions for similar land parcels, market rates of return, and other market data relevant to valuing developable land.  Based on these inputs the Company determined that its valuation in these investments was classified within Level 3 of the fair value hierarchy.

6.    Equity Investments in and Notes Receivable from Unconsolidated Entities

The combined condensed financial information for the Company’s unconsolidated entities is summarized as follows:

	September 30,	December 31,
Balance Sheets	2010	2009
ASSETS
Investment in real estate, net	$958,343	$1,010,216
Other assets	47,146	42,858
Total Assets	$1,005,489	$1,053,074
LIABILITIES AND OWNERS' EQUITY
Mortgage notes payable	$470,686	$537,732
Other liabilities	21,367	25,657
Owners' equity	513,436	489,685
Total Liabilities and Owners' Equity	$1,005,489	$1,053,074

Company's equity investments in unconsolidated entities	$103,822	$97,506

Company's notes receivable from unconsolidated entities	$16,824	$12,566

The note receivable from unconsolidated entities at September 30, 2010, consisted of the note purchased by the Company for $16,824 relating to the Merchants’ Square Shopping Center in Carmel, Indiana.  For additional information refer to the debt section of this footnote.  The $12,566 note receivable from unconsolidated entities at December 31, 2009 related primarily to the Ramco RM Hartland SC LLC joint venture that is developing Hartland Towne Square, in Hartland, Michigan.  Effective January 1, 2010, the Company prospectively consolidated the Ramco RM Hartland SC LLC joint venture. For additional information on the consolidation of the Ramco RM Hartland SC LLC joint venture refer to Note 7 of the notes to the condensed consolidated financial statements.

	Three Months Ended		Nine Months Ended
Statements of Operations	September 30,		September 30,
	2010	2009	2010	2009

Total Revenue	$22,924	$24,413	$71,204	$72,790
Total Expenses	20,900	22,312	66,423	67,135
	2,024	2,101	4,781	5,655
Impairment of long-lived assets (1)	9,102	-	9,102	-
Net income (loss)	$(7,078)	$2,101	$(4,321)	$5,655
Company's share of earnings (loss)
from unconsolidated entities	$(1,362)	$492	$(662)	$1,349

(1)
The impairment of long-lived assets relates to the Merchants’ Square shopping center and is based on the joint venture’s preliminary assessment of fair value. The Company’s share of the impairment, which represents its entire equity investment in the shopping center, was $1,820 for the three and nine months ended September 30, 2010.

Refer to Note 16.

As of September 30, 2010, the Company had investments in the following unconsolidated entities:

		Total Assets	Total Assets
	Ownership as of	as of	as of
Entity Name	September 30, 2010	September 30, 2010	December 31, 2009

S-12 Associates	50%	$648	$644
Ramco/West Acres LLC	40%	9,620	9,610
Ramco/Shenandoah LLC	40%	15,378	15,164
Ramco/Lion Venture LP	30%	529,253	534,348
Ramco 450 Venture LLC	20%	348,289	364,347
Ramco 191 LLC	20%	24,419	23,975
Ramco RM Hartland SC LLC	20%	-	25,630
Ramco HHF KL LLC	7%	51,234	50,991
Ramco HHF NP LLC	7%	26,648	27,086
Ramco Jacksonville North Industrial LLC (1)	100%	-	1,279
		$1,005,489	$1,053,074

(1) In the second quarter of 2010, the Company purchased its partner’s 95% interest in the Ramco Jacksonville North Industrial LLC joint venture.

In the first quarter 2010, the Company recorded a non-cash impairment charge of $2,653 resulting from other-than-temporary declines in the fair market value of various equity investments in unconsolidated joint ventures.

Debt

The Company’s unconsolidated entities had the following debt outstanding at September 30, 2010 (unaudited):

	Balance	Interest
Entity Name	Outstanding	Rate	Maturity Date

S-12 Associates	$734	5.9%	May 2016 (1)
Ramco/West Acres LLC	8,401	13.1%	April 2030 (2)
Ramco/Shenandoah LLC	11,727	7.3%	February 2012
Ramco/Lion Venture LP	225,022	5.0% - 8.2%	Various (3)
Ramco 450 Venture LLC	216,139	5.3% - 6.5%	Various (4)
Ramco 191 LLC	8,663	1.8%	June 2012
	$470,686

(1)	Interest rate resets annually per formula.
(2)	Default interest rate, effective July, 1, 2010.
(3)	Interest rates range from 5.0% to 8.2% with maturities ranging from August 2011 to June 2020.
(4)	Interest rates range from 5.3% to 6.5% with maturities ranging from February 2011 to January 2018.

On September 3, 2010, the Company acquired the $32,700 note securing the Merchants’ Square Shopping Center located in Carmel, Indiana for $16,824.  The joint venture that owns this property anticipates transferring the property to us during the fourth quarter of 2010 in exchange for release of its obligations under the note.  The joint venture recorded an asset impairment loss of $9,102 on the pending transfer. The Company recorded a $1,820 loss in the third quarter to reflect its share of the impairment charge which is included in earnings (loss) from unconsolidated joint ventures in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2010.

Upon the closing of the transaction, the Company will determine the fair value of the property and will report its financial results on a consolidated basis in the fourth quarter of 2010.

At September 30, 2010, the Ramco/West Acres LLC joint venture in which the Company has a 40% ownership interest was in default on its $8,401 loan.  The joint venture has been in discussions with the lender to restructure the loan.  The joint venture is currently accruing interest at a default rate of 13.1%.  Based upon the 40% ownership interest in the joint venture, the Company’s share of the debt was $3,360 at September 30, 2010.

In September 2010, RLV Marketplace LP, an entity in the Ramco/Lion Venture LP joint venture in which the Company has a 30% ownership interest, paid off its $16,226 non-recourse loan.  The Company’s share of the debt was $4,868.

In August 2010, RLV Oriole Plaza LP, an entity in the Ramco/Lion Venture LP joint venture in which the Company has a 30% ownership interest, paid off its $11,512 non-recourse loan.  The Company’s share of the debt was $3,454.

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

Joint Venture Management and Other Fee Income

Under the terms of agreements with certain joint ventures, the Company is the manager of the joint ventures and earns fees for acquisitions, development, management, leasing, and financing.  The fees earned by the Company, which are reported in the consolidated statements of operations as fees and management income, are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Management fees	$702	$707	$2,126	$2,148
Leasing fees	287	223	707	639
Development fees	44	215	205	486
Financing fees	29	4	29	72
Total	$1,062	$1,149	$3,067	$3,345

7.   Consolidated Variable Interest Entity

The Ramco RM Hartland SC LLC joint venture was formed primarily to acquire certain land parcels and for a retail shopping center development called Hartland Towne Square, in Hartland Township, Michigan.  The entity was established with approximately $3,100 of equity, of which 80% was contributed by an independent joint venture partner.  The Company contributed the remaining 20%.  In addition, at September 30, 2010, the Company had advanced a mezzanine loan of $19,807.  The Company is also the manager of the entity and is responsible for the development, leasing and management of the project.

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

During the first quarter 2010, a loan to the joint venture from a third party lender was reduced by $3,900 to $4,605. As a result of the reduction in third-party financing and additional costs incurred related to the development of the project, the Company increased the mezzanine loan balance to the joint venture to $18,100 resulting in the Company providing the substantial majority of the entity’s capital. The combination of the reduction of the third party loan, the need for the Company to advance additional funds to the joint venture, and the inability of the entity to obtain additional independent construction or mezzanine financing, transferred the responsibility of financial control to the Company. The Company concluded that the joint venture entity met the criteria of a variable interest entity under the current accounting definition.

The Company also determined that it had the obligation to absorb losses that could potentially be significant through its equity interest and its mezzanine loan to the joint venture entity.  Therefore the power to direct the significant activities of the entity made the Company the primary beneficiary of the variable interest entity and was required to consolidate the joint venture entity in its consolidated financial statements. The Company consolidated the Ramco RM Hartland SC LLC joint venture prospectively, effective January 1, 2010.

Included in consolidated balances after appropriate eliminations were amounts related to the Ramco RM Hartland SC LLC joint venture VIE at September 30, 2010 as follows:

September 30,
2010
Assets
Construction in progress and land held for development or sale	$25,832
Other assets	49
Total Assets	$25,881

Liabilities and Shareholders' Equity
Mortgages and notes payable	$4,605
Accounts payable and accrued expenses	488
Noncontrolling interest	993
Total Liabilities and Shareholders' Equity	$6,086

The mortgage note payable of $4,605 at September 30, 2010, is non-recourse, subject to certain exceptions.  Therefore, the lender would not have recourse to the general credit of the Company if any loan losses were to be incurred.

Construction in progress and land held for development or sale of $25,832 related to the consolidated VIE comprises approximately 2.6% of the Company’s consolidated total assets at September 30, 2010. Mortgages and notes payable of $4,605 and noncontrolling interest of $993 related to the consolidated VIE, comprise less than 1.0% of the Company’s consolidated total debt and total equity, respectively at September 30, 2010.

8.   Other Assets, Net

       Other assets consisted of the following:

	September 30,	December 31,
	2010	2009

Deferred leasing costs	$42,396	$40,922
Deferred financing costs	11,500	10,525
Intangible assets	6,714	5,836
Other	6,329	6,162
	66,939	63,445
Less: accumulated amortization	(42,062)	(37,766)
	24,877	25,679
Prepaid expenses and other	12,777	13,373
Other assets, net	$37,654	$39,052

Intangible assets at September 30, 2010 included $5,235 of lease origination costs and $1,479 of above market leases. These assets are being amortized over the lives of the applicable leases as reductions to minimum rent revenue, as appropriate, over the initial terms of the respective leases.

At September 30, 2010 and 2009, $2,411 and $1,634, respectively, of intangible assets, net of accumulated amortization of $4,303 and $4,120, respectively, were included in other assets in the condensed consolidated balance sheets.  Included in net intangible assets at September 30, 2010 and 2009, were approximately $1,935 and $1,276, respectively, of lease origination costs and $476 and $358, respectively, of above market leases. Included in accounts payable and accrued expenses at September 30, 2010 and 2009 were intangible liabilities related to below market leases of $1,146 and $586, respectively, and an adjustment to increase debt to fair market value in the amount of $92 and $358, respectively. The lease-related intangible assets and liabilities are being amortized or accreted over the terms of the acquired leases, which resulted in additional expense of approximately $102 and $92, respectively, and an increase in revenue of $294 and $120, respectively, for the nine months ended September 30, 2010 and 2009.

The average amortization period for intangible assets attributable to lease origination costs and for above market leases are 7.3 years and 8.8 years, respectively.

Deferred financing costs, net of accumulated amortization were $7,212 at September 30, 2010, compared to $8,056 at December 31, 2009.  The Company recorded amortization of deferred financing costs of $1,843 and $528, respectively, during the nine months ended September 30, 2010 and 2009. This amortization has been recorded as interest expense in the Company’s condensed consolidated statements of operations.

9.  Mortgages and Notes Payable

The following table summarizes our mortgages and notes payable as of September 30, 2010 and December 31, 2009:

	September 30,	December 31,
Mortgages and Notes Payable	2010	2009

Fixed rate mortgages	$357,958	$330,963
Variable rate mortgages	22,594	14,427
Secured Revolving Credit Facility	99,500	92,036
Secured Term Loan Facility	30,000	67,000
Revolving Credit Facility, securing The Town Center at Aquia	-	20,000
Junior subordinated notes, 7.9%, unsecured	28,125	28,125
	$538,177	$552,551

The Company’s fixed rate mortgages have interest rates ranging from 4.8% to 7.6%, and are due at various dates from November 2010 through April 2020.  The Company’s variable rate mortgages have interest rates ranging from 5.3% to 6.0%, and are due at various dates from November 2010 through April 2020.  The mortgage notes, both fixed rate and variable rate, are secured by mortgages on properties that have an approximate net book value of $426,508 as of September 30, 2010.

The Company has a $180,000 secured credit facility, (the “Credit Facility”) consisting of a $150,000 secured revolving credit facility and a $30,000 secured term loan facility.  The Credit Facility provides that the secured revolving credit facility may be increased by up to $50,000 at the Company’s request, dependent upon there being one or more lenders willing to fund the additional commitments, for a total secured credit facility commitment of $230,000.  The secured revolving credit facility matures in December 2012 and bears interest at LIBOR plus 350 basis points with a 2% LIBOR floor. The secured term loan facility matures in June 2011 and bears interest at LIBOR plus 350 basis points with a 2% LIBOR floor. The Credit Facility is secured by mortgages on various properties that have an approximate net book value of $275,975 as of September 30, 2010.

The revolving credit facility secured by The Town Center at Aquia bears interest at LIBOR plus 350 basis points with a 2% LIBOR floor and matures in December 2010.  The balance of this facility was zero at September 30, 2010. However, the Company retains availability under the facility but at a reduced commitment of $4,050 dependent upon lender approval.

In May 2010, the Company completed an equity offering of 6.9 million common shares, which included 0.9 million shares purchased pursuant to an over-allotment option granted to the underwriters.  The offering generated net proceeds of approximately $75,700.  The net proceeds from the offering were used to repay debt and other corporate matters.

Also in May 2010, the Company closed on a $14,700 loan secured by the newly-constructed office building occupied by Northrop Grumman at The Town Center at Aquia.  The loan bears interest at a fixed rate of 5.8% and matures in June 2015.  Net proceeds from the loan were used primarily to pay down the Company’s revolving lines of credit.

It is anticipated that funds borrowed under the aforementioned credit facilities will be used for general corporate purposes, including working capital, capital expenditures, the repayment of indebtedness or other corporate activities.

At September 30, 2010, outstanding letters of credit issued under the Credit Facility, not reflected in the accompanying condensed consolidated balance sheets, were $4,623. These letters of credit reduce the availability under the Credit Facility.

The Credit Facility contains financial covenants relating to total leverage, fixed charge coverage ratio, tangible net worth and various other calculations. As of September 30, 2010, the Company was in compliance with the covenant terms.

The mortgage loans encumbering the Company’s properties, including properties held by its unconsolidated joint ventures, are generally non-recourse, subject to certain exceptions for which the Company would be liable for any resulting losses incurred by the lender.  These exceptions vary from loan to loan but generally include fraud or a material misrepresentation, misstatement or omission by the borrower, intentional or grossly negligent conduct by the borrower that harms the property or results in a loss to the lender, filing of a bankruptcy petition by the borrower, either directly or indirectly, and certain environmental liabilities.  In addition, upon the occurrence of certain events, such as fraud or filing of a bankruptcy petition by the borrower, the Company would be liable for the entire outstanding balance of the loan, all interest accrued thereon and certain other costs, including penalties and expenses. At September 30, 2010, the mortgage debt of $11,000 at Peachtree Hill, a shopping center owned by Ramco 450 Venture LLC, a joint venture in which the Company has 20% ownership interest, is recourse debt.  The loan is secured by unconditional guarantees of payment and performance by Ramco 450 Venture LLC, the Company, and the Operating Partnership.

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

Under terms of various debt agreements, the Company may be required to maintain interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate debt.  The Company had interest rate swap agreements with an aggregate notional amount of $90,000 at September 30, 2010.  Based on rates in effect at September 30, 2010, the agreements provide for fixed rates ranging from 6.4% to 6.7% and expire December 2010.

The following table presents scheduled principal payments on mortgages and notes payable as of September 30, 2010 (unaudited):

Year Ending December 31,

2010 (October 1 - December 31)	$5,992
2011	83,318
2012	134,354
2013	34,436
2014	33,086
Thereafter	246,991
Total	$538,177

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

The following is a description of valuation methodologies used for the Company’s assets and liabilities recorded at fair value on a recurring basis:

Derivative Assets and Liabilities

All derivative instruments held by the Company are interest rate swaps for which quoted market prices are not readily available.  For those derivatives, the Company measures fair value on a recurring basis using valuation models that use primarily market observable inputs, such as yield curves. The Company classifies derivative instruments as recurring Level 2.  Refer to Note 11 of the notes to the condensed consolidated financial statements for additional information on the Company’s derivative financial instruments.

The table below presents the recorded amount of liabilities measured at fair value on a recurring basis as of September 30, 2010 (in thousands).  The Company did not have any material assets that were required to be measured at fair value on a recurring basis at September 30, 2010.

	Total
	Fair Value	Level 1	Level 2	Level 3
Liabilities
Derivative liabilities (1)	$(604)	$-	$(604)	$-

(1) Interest rate swaps.

The following is a description of valuation methodologies used for the Company’s assets and liabilities recorded at fair value on a nonrecurring basis:

Net Real Estate

The Company’s net real estate, including any identifiable intangible assets, are subject to impairment testing on a nonrecurring basis.  To estimate fair value, the company uses discounted cash flow models that include assumptions of the discount rates that market participants would use in pricing the asset. To the extent impairment has occurred, the Company charges to expense the excess of the carrying value of the property over its estimated fair value.  The Company classifies impaired real estate assets as nonrecurring Level 3.

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

The table below presents the recorded amount of assets measured at fair value on a nonrecurring basis as of September 30, 2010 (in thousands).  The Company did not have any material liabilities that were required to be measured at fair value on a nonrecurring basis at September 30, 2010.

	Total				Total
Assets	Fair Value	Level 1	Level 2	Level 3	(Losses)

Long-lived assets:

Land held for development or sale	$49,395	$-	$-	$49,395	$(28,787)
Investments in unconsolidated joint ventures	99,922	-	-	99,922	(4,473)
Total	$149,317	$-	$-	$149,317	$(33,260)

 11.  Derivative Financial Instruments

As of September 30, 2010, the Company had interest rate swap agreements with an aggregate notional amount of $90,000.  Under the terms of certain debt agreements, the Company is required to maintain interest rate swap agreements in an amount necessary to ensure that the Company’s variable rate debt does not exceed 25% of its assets, as computed under the agreements, to reduce the impact of changes in interest rates on its variable rate debt.  Based on rates in effect at September 30, 2010, the agreements provide for fixed rates ranging from 6.4% to 6.7% on a portion of the Company’s secured credit facility and expire December 2010.

On the date the Company enters into an interest rate swap agreement for risk management purposes, the derivative is designated as a hedge against the variability of cash flows that are to be paid in connection with a recognized liability.  Subsequent changes in the fair value of a derivative designated as a cash flow hedge that is determined to be highly effective are recorded in other comprehensive income (“OCI”) until earnings are affected by the variability of cash flows of the hedged transaction. The differential between fixed and variable rates to be paid or received is accrued, as interest rates change, and recognized currently as interest expense in the condensed consolidated statements of operations.  Refer to Note 10 of the notes to the condensed consolidated financial statements for additional information on the fair value measurement of the Company’s derivative financial instruments.

The following table summarizes the notional values and fair values of the Company’s derivative financial instruments as of September 30, 2010:

	Hedge	Notional	Fixed	Fair	Expiration
Underlying Debt	Type	Value	Rate	Value	Date

Credit Facility	Cash Flow	$20,000	6.4%	$(128)	12/2010
Credit Facility	Cash Flow	10,000	6.6%	(66)	12/2010
Credit Facility	Cash Flow	10,000	6.6%	(66)	12/2010
Credit Facility	Cash Flow	10,000	6.6%	(58)	12/2010
Credit Facility	Cash Flow	20,000	6.7%	(143)	12/2010
Credit Facility	Cash Flow	20,000	6.7%	(143)	12/2010
		$90,000		$(604)

The following table presents the fair values of derivative financial instruments in the Company’s condensed consolidated balance sheets as of September 30, 2010 and December 31, 2009, respectively:

	Liability Derivatives
	September 30, 2010		December 31, 2009
Derivatives Designated	Balance Sheet	Fair	Balance Sheet	Fair
as Hedging Instruments	Location	Value	Location	Value

Interest rate contracts	Accounts payable and		Accounts payable and
	accrued expenses	$(604)	accrued expenses	$(2,517)

Total		$(604)		$(2,517)

The effect of derivative financial instruments on the Company’s condensed consolidated statements of operations for the nine months ended September 30, 2010 and 2009 is summarized as follows:

			Location of	Amount of Gain (Loss)
	Amount of Gain (Loss)		Gain (Loss)	Reclassified from
	Recognized in OCI on Derivative		Reclassified from	Accumulated OCI into
Derivatives in	(Effective Portion)		Accumulated OCI	Income (Effective Portion)
Cash Flow Hedging	Nine Months Ended September 30,		into Income	Nine Months Ended September 30,
Relationship	2010	2009	(Effective Portion)	2010	2009

Interest rate contracts	$1,913	$836	Interest Expense	$(2,181)	$(2,108)

Total	$1,913	$836		$(2,181)	$(2,108)

12.   Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share (“EPS”) (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Dollars in thousands, except per share amounts)
Numerator:
Income (loss) from continuing operations before noncontrolling interest	$(29,450)	$7,536	$(30,536)	$12,085
Noncontrolling interest from continuing operations	2,702	(907)	3,986	(1,679)
Income (loss) from continuing operations available to common shareholders	(26,748)	6,629	(26,550)	10,406
Discontinued operations, net of noncontrolling interest:
Income (loss) on sale of real estate	-	2,497	(1,905)	2,494
Income (loss) from operations	7	198	(11)	237
Net income (loss) available to common shareholders	$(26,741)	$9,324	$(28,466)	$13,137

Denominator:
Weighted-average common shares for basic EPS	38,020	20,548	34,497	19,292
Dilutive effect of securities:
Options outstanding	-	-	-	-
Weighted-average common shares for diluted EPS	38,020	20,548	34,497	19,292

Basic EPS:
Income (loss) from continuing operations	$(0.70)	$0.32	$(0.77)	$0.54
Income (loss) from discontinued operations	-	0.13	(0.06)	0.14
Net income (loss) attributable to common shareholders	$(0.70)	$0.45	$(0.83)	$0.68

Diluted EPS:
Income (loss) from continuing operations	$(0.70)	$0.32	$(0.77)	$0.54
Income (loss) from discontinued operations	-	0.13	(0.06)	0.14
Net income (loss) attributable to common shareholders	$(0.70)	$0.45	$(0.83)	$0.68

13.  Shareholders’ Equity

In May 2010, the Company completed an equity offering of 6.9 million common shares, which included 0.9 million shares purchased pursuant to an over-allotment option granted to the underwriters.  The offering price was $11.50 per common share (par value $0.01 per share) generating net proceeds of approximately $75,700.  The net proceeds from the offering were used to repay debt and for other corporate purposes.

14.  Restructuring Costs and Other Items

The following table presents a summary of the charges recorded in restructuring costs and other items:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Strategic review and proxy contest expenses	$-	$335	$-	$1,171
Restructuring expense	-	-	-	380
Total	$-	$335	$-	$1,551

In 2009, the Company’s Board of Trustees completed their review of financial and strategic alternatives.  Also during 2009, the Company resolved a proxy contest.  Costs incurred for the strategic review and proxy contest were $335 for the three months ended September 30, 2009 and $1,171 for the nine months ended September 30, 2009.

Restructuring expense included severance and other salary-related costs for employees who were terminated during the quarter ended March 31, 2009.  The Company’s liability for restructuring costs consisted of the following for the nine months ended September 30, 2010:

Balance

Liability for restructuring costs at January 1, 2010	$1,112
Restructuring expenses incurred during the period	-
Severance payments made to employees	(502)

Liability for restructuring costs at September 30, 2010	$610

15. Commitments and Contingencies

Construction Costs

In connection with the development and redevelopment of various shopping centers, as of September 30, 2010 the Company had entered into agreements for construction costs of approximately $961.

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

In July 2010, the case was moved from the Circuit Court to the Business Court in Orlando, Florida.  On July 15, 2010, the Company filed a motion with the court for dismissal.

On August 5, 2010, the Company and its attorneys attended a case management conference held before the Court, along with counsel and representatives for the Plaintiff and Defendant JRCC.  The Court set various discovery and motion deadlines, along with scheduling the trial of the matter to occur during the Court’s trial period beginning September 26, 2011 and ordering the parties to participate in mediation prior to January 31, 2011.

Due to a court ruling and arguments posed by JRCC in motions to dismiss, Plaintiff has recently filed its Third Amended Complaint.  In response, both the Company and JRCC have filed Motions to Dismiss.  On October 28, 2010, the Court ruled in favor of most of the Company’s and JRCC’s motions to dismiss.  Written discovery by Carlo and JRCC and the production of written records by the parties and various third parties have occurred.

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

Leases

The Company has an operating lease for its corporate office space in Michigan for a term expiring in 2014. The Company also has operating leases for office space in Florida and land at one of its shopping centers.  In addition, the Company has a capitalized ground lease.  Total amounts expensed relating to these leases were $1,197 and $1,186 for the nine months ended September 30, 2010 and 2009, respectively.

16. Subsequent Events

The Company has evaluated subsequent events through the date that the condensed consolidated financial statements were issued.

On November 4, 2010, the Company executed an agreement with its joint venture partner that transferred the interest in the Merchants’ Square Shopping Center in relation to the Company’s purchase of the $32,700 note securing the property for $16,824.  The Company will engage a third party to determine the fair value of the property and will report its financial results on a consolidated basis in the fourth quarter of 2010.

On November 4, 2010, the Company paid off a mortgage note of $4,713 on one of its properties.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements, including the respective notes thereto, which are included in this Form 10-Q.

Overview

We are a fully integrated, self-administered, publicly-traded REIT which owns, develops, acquires, manages and leases community shopping centers in the Midwestern, Southeastern and Mid-Atlantic regions of the United States.  At September 30, 2010, we owned interests in 88 shopping centers, comprised of 65 community centers, 21 power centers, one single tenant property, and one enclosed regional mall, totaling approximately 20.0 million square feet of gross leaseable area (“GLA”).  We and our joint venture partners own approximately 15.4 million square feet of such GLA, with the remaining GLA owned by various anchor stores.  The Company’s overall portfolio, which includes joint venture properties and properties under redevelopment, was 91.1% leased at September 30, 2010.

Economic Outlook

The retail shopping center sector has been negatively affected by general economic conditions that have impacted our tenants’ retail operations.  These conditions have forced weaker retailers, in some cases, to declare bankruptcy and/or close stores. Certain retailers have sought rent relief from us as and/or announced store closings even though they have not filed for bankruptcy protection. Any reduction in our tenants’ abilities to pay base rent, percentage rent or other charges, may adversely affect our financial condition and results of operations. Further, our ability to re-lease vacant spaces may be negatively impacted by the slow economic recovery. While we believe the locations of our centers and diverse tenant base should mitigate the negative impact of the economic environment, we may continue to see an increase in vacancy that will have a negative impact on our revenue and bad debt expense. We continue to monitor our tenants’ operating performances as well as trends in the retail industry to evaluate any future impact.

Business Strategy

The Company intends to maximize shareholder value through a well-defined business strategy that incorporates the following elements:

●	Leasing and managing our shopping centers to increase occupancy, maximize rental income, and control operating expenses and capital expenditures;
●
Redeveloping our centers to increase gross leasable area, reconfigure space for credit tenants, create outparcels, sell excess land, and generally make the centers more desirable for our tenants and their shoppers;

●	Acquiring new shopping centers that are located in targeted metropolitan markets and that provide opportunities to add value through intensive leasing, management, or redevelopment;
●	Developing our land held for development into income-producing investment property, subject to market demand, availability of capital and adequate returns on our incremental capital;
●	Selling available-for-sale land parcels and using the proceeds to pay down debt or reinvest in our business;
●
Maintaining a strong and flexible balance sheet by capitalizing our Company with a moderate ratio of debt to equity and by financing our investment activities with various forms and sources of capital; and

●	Managing our overall enterprise to create an efficient organization with a strong corporate culture and transparent disclosure for all stakeholders.

The Company periodically reviews its performance on these endeavors and adjusts its operational and financial tactics accordingly.

Although the current retail real estate environment remains challenging, the Company was able to execute upon its strategy and accomplish the following activity for 2010:

Significant Transactions

Activity generated during the third quarter:

●	Acquired Liberty Square, a 107,369 square foot grocery-anchored shopping center located in suburban Chicago, IL., for $15.2 million;
●	Purchased the $32.7 million note securing the Merchants’ Square shopping center located in Carmel, Indiana for $16.8 million;
●	Repaid two mortgage loans for two of our joint venture properties with our pro rata share totaling $8.3 million; and
●	Sold two land outparcels located in Duluth, Georgia and Hartland, Michigan for aggregate net sales proceeds of $2.2 million generating a combined net gain of $1.6 million.

Activity during the first half of 2010:

●	Issued 6.9 million of our common shares in an underwritten public offering generating net proceeds of approximately $75.7 million which were used to repay indebtedness and other corporate purposes;
●	Closed on a $31.3 million loan secured by mortgages on two of our properties which bears interest at a fixed rate of 6.5% and matures in April 2020;
●	Closed on a $14.7 million loan secured by a newly constructed office building located in Stafford County, Virginia which bears interest at a fixed rate of 5.8% and matures in June 2015;
●	Sold Ridgeview Crossing Shopping Center located in Elkin, North Carolina for $0.9 million in net proceeds generating a net loss of $2.1 million;
●	Sold one outparcel located in Jacksonville, Florida for $1.0 million in net proceeds generating a net gain of $0.5 million; and
●	Acquired our partner’s 95% interest in a parcel of land located in Jacksonville, Florida for $0.5 million.

Leasing Activity

Activity during the third quarter:

●	Executed 25 new leases comprised of 160,930 square feet with an average rental rate of $10.37 per square foot, a 1.6% decrease over the average expiring rate; and
●	Executed 53 renewal leases totaling 357,368 square feet with an average rental rate of $12.56 per square foot, a 0.3% increase over the average expiring rate.

Activity during the first half of 2010:

●	Executed 49 leases aggregating 292,194 square feet with an average base rent of $12.13 per square foot, a decrease 3.1% over expiring rents; and
●	Executed 137 renewal leases totaling 1,081,203 square feet, a decrease of 9.6% over expiring rents.

Redevelopment Activity

For the quarter ended September 30, 2010, the Company completed two redevelopment projects located in Roswell, Georgia and Cartersville, Georgia for a total investment of approximately $7.1 million.

As of September 30, 2010, the Company has two redevelopment projects in progress.  The Company’s share of costs to date is $13.1 million.  Our share of the remaining costs to complete these projects is approximately $2.4 million. The majority of the remaining work on these projects involves the leasing up of small shop space, which includes costs for tenant and site improvements.  The Company expects that the redevelopment projects will be substantially complete in the fourth quarter of 2010.

Land Held for Development or Sale

At September 30, 2010, the Company had four named projects under pre-development.  During the quarter, the Company made the decision to market certain land parcels for sale at these projects which triggered an impairment provision of $12.6 million.  Also during the third quarter, the Company determined that it would market for sale all components of a mixed-use development project located in Stafford County, Virginia.  The Company’s change in plan triggered an additional impairment charge of $16.2 million for buildings and other improvements that the Company intends to demolish in order to ready the asset for sale and subsequent development.

The Company also reevaluated its development plans for the three projects we intend to develop and operate.  The analysis incorporated revisions to assumptions such as declines in lease up periods, lower rental rates, and higher capitalization rates as a result of weaker operating environments in the markets in which these properties are located.  The results of the analysis did not result in additional impairments.  However an impairment provision may be required if future market conditions deteriorate and impact the factors used to estimate fair value at September 30, 2010, or if the Company reduces its holding periods.

For a detailed discussion of these projects, refer to Note 5 of the condensed consolidated financial statements.

At September 30, 2010, the Company’s land held for development or sale consisted of:

Property Name	City, State	Project Description	Cost to Date as of 9/30/10

Hartland Towne Square (1)	Hartland Twp. , MI	550,000 SF shopping center project	$32.5
The Town Center at Aquia	Stafford Co., VA	Phased mixed-use project	17.4
Gateway Commons	Lakeland, FL	375,000 SF shopping center project	21.0
Parkway Shops	Jacksonville, FL	350,000 SF shopping center project	10.0
Other	Various	Various parcels near existing assets	8.1
			$89.0

(1)
The Company owns a controlling 20% interest in the Ramco RM Hartland SC LLC joint venture that owns a portion of Hartland Towne Square.  In the first quarter of 2010, the Company consolidated the Ramco RM Hartland SC LLC joint venture in accordance with accounting guidance for variable interest entities.  For further information on the consolidation of the Ramco RM Hartland SC LLC joint venture, refer to Note 7 of the condensed consolidated financial statements.

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

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The preparation of these condensed financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Trustees.  Actual results could differ from these estimates under different assumptions or conditions.

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

Allowance for Bad Debts

We provide for bad debt expense based upon the allowance method of accounting. We continuously monitor the collectability of our accounts receivable (billed and unbilled, including straight-line) from specific tenants, analyze historical bad debts, customer credit worthiness, current economic trends and changes in tenant payment terms when evaluating the adequacy of the allowance for bad debts.  When tenants are in bankruptcy, we make estimates of the expected recovery of pre-petition and post-petition claims.  The period to resolve these claims can exceed one year.  Management believes the allowance is adequate to absorb currently estimated bad debts.  However, if we experience bad debts in excess of the allowance we have established, our operating income would be reduced.

Accounting for the Impairment of Long-Lived Assets

Investments in Real Estate

The Company reviews its investment in real estate, including any related intangible assets, for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the remaining estimated useful lives of those assets may warrant revision or that the carrying value of the property may not be recoverable.  For operating properties, these changes in circumstances include, but are not limited to, changes in occupancy, rental rates, tenant sales, net operating income, geographic location, real estate values, and management’s intentions related to the operating properties.  For development projects, including land held for development or sale, these changes in circumstances include, but are not limited to, changes in construction costs, absorption rates, market rents, the market for land sales, real estate values, and management’s intentions related to the projects.

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

Determining whether an investment in real estate is impaired and, if so, the amount of the impairment requires considerable management judgment.  In the event that management changes its intended holding period for an investment in real estate, impairment may result even without any other event or change in circumstances related to that investment.  For example, a determination to sell land held for development rather than to develop the land and hold the developed asset may result in impairment.   Under certain circumstances, management may use probability-weighted scenarios related to an investment in real estate, and the use of such analysis may also result in impairment.  Impairments resulting from any event or change in circumstances, including changes in management’s intentions or management’s analysis of varying scenarios, could be material to our consolidated financial statements.

At September 30, 2010, the Company had four named projects under pre-development.  During the quarter, the Company made the decision to market certain land parcels for sale at these projects which triggered an impairment provision of $12.6 million.  Also during the third quarter, the Company determined that it would market for sale all components of a mixed-use development project located in Stafford County, Virginia.  The Company’s change in plan triggered an additional impairment charge of $16.2 million for buildings and other improvements that the Company intends to demolish in order to ready the asset for sale and subsequent development.

At September 30, 2010, the Company prepared undiscounted cash flow projections for nine shopping center properties that met management’s criteria for impairment testing.  In all instances, the undiscounted cash flows exceeded the properties carrying amounts therefore no impairment provision was required.

In determining the estimated useful lives of intangible assets with finite lives, we consider the nature, life cycle position, and historical and expected future operating cash flows of each asset, as well as our commitment to support these assets through continued investment.

Revenue Recognition

Shopping center space is generally leased to retail tenants under leases which are accounted for as operating leases. We recognize minimum rents using the straight-line method over the terms of the leases commencing when the tenant takes possession of the space and when construction of landlord funded improvements is substantially complete. Certain of the leases also provide for additional revenue based on contingent percentage income which is recorded on an accrual basis once the specified target that triggers this type of income is achieved. The leases also provide for recoveries from tenants of common area maintenance, real estate taxes and other operating expenses. These recoveries are estimated and recognized as revenue in the period the recoverable costs are incurred or accrued.  Revenues from fees and management income are recognized in the period in which the services have been provided and the earnings process is complete. Lease termination income is recognized when a lease termination agreement is executed by the parties and the tenant vacates the space.

Share-Based Compensation

All share-based payments to employees, including grants of employee stock options, are recognized in the financial statements as compensation expense based upon the fair value on the grant date. We determine fair value of stock option awards using the Black-Scholes option pricing model. The Black-Scholes option pricing model incorporates certain assumptions such as the risk-free interest rate, the expected volatility, the expected dividend yield and the expected life of options, in order to arrive at a fair value estimate. Expected volatilities are based on the historical volatility of the price of our common shares.  Expected lives of options are based on an allowable assumption of the holding period which is typically less than the term of the options granted. The risk-free interest rate is based upon quoted market yields for U.S. Treasury securities of comparable terms.  The expected dividend yield is based on our common share dividend rate at the time options are granted.

Off Balance Sheet Arrangements

The Company has eight equity investments in unconsolidated joint venture entities in which we own 50% or less of the total ownership interest.  Because the Company can influence but not control these joint ventures, these investments are accounted for under the equity method of accounting. The Company provides leasing, development, asset and property management services to these joint ventures for which we are paid fees.  Refer to Note 6 of the notes to the condensed consolidated financial statements for further information.

The Company reviews its equity investments in unconsolidated entities for impairment on a venture-by-venture basis whenever events of changes in circumstances indicate that the carrying value of the equity investment may not be recoverable.  These changes in circumstances include, but are not limited to, declines in real estate values in general, increases in interest rates in general, or decreases net operating income and occupancy of the properties held in the unconsolidated joint venture. The Company records an impairment charge when it determines that a decline in value is other than temporary.  In the first quarter of 2010, the Company recorded a non-cash impairment charge of $2.7 million resulting from other-than-temporary declines in the fair market value of various equity investments in unconsolidated joint ventures.

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

Comparison of three months ended September 30, 2010 to 2009

The following summarizes certain line items from our unaudited condensed statements of income which we believe are important in understanding our operations and/or those items which have significantly changed in the three months ended September 30, 2010 as compared to the same period in 2009:

	Three Months Ended
	September 30,
	2010	2009	% Change

Total revenue	$28,416	$29,527	-3.8%
Recoverable property operating expense	7,343	7,803	-5.9%
Other non-recoverable operating expense	940	428	119.6%
Depreciation and amortization	7,546	7,602	-0.7%
General and administrative expense	4,552	3,395	34.1%
Other income (expense)	(388)	227	-270.9%
Gain on sale of real estate	1,633	4,610	-64.6%
Earnings (loss) from unconsolidated joint ventures	(1,362)	492	-376.8%
Interest expense	8,581	7,757	10.6%
Provision for impairment	28,787	-	100.0%
Restructuring costs and other items	-	335	-100.0%
Income from discontinued operations	8	3,115	-99.7%
Net income (loss) attributable to noncontrolling intererst	(2,701)	1,327	-303.5%
Net income (loss) attributable to common shareholders	$(26,741)	$9,324	-386.8%

Total revenue decreased $1.1 million, or 3.8%, to $28.4 million for the three months ended September 30, 2010 from $29.5 million in 2009. The decrease is primarily attributable to lower recovery income from tenants of approximately $0.8 million related to lower real estate tax expense and a decrease in development fees of approximately $0.3 million due to the completion of construction projects at several of our joint venture properties.

Property operating expense decreased by $0.5 million, or 5.9%, to $7.3 million in 2010 from $7.8 million in 2009. The decrease primarily consists of lower real estate tax expense.

Other non-recoverable operating expenses increased $0.5 million or 119.6%, to $0.9 million in 2010 from $0.4 million. The increase was primarily due to higher bad debt expense and tenant legal costs associated with tenants in bankruptcy.

General and administrative expenses increased by $1.2 million, or 34.1%, to $4.6 million in 2010 from $3.4 million in 2009. The increase in 2010 was primarily related to the following:

●	an increase of $0.3 million related to a reclassification of other operating expense included in 2009;
●	an increase in legal fees of $0.2 million related to our defense against a lawsuit with a subcontractor;
●	an increase in trustee fees of $0.2 million;
●	an increase of $0.2 million due to a positive business taxes adjustment in 2009;
●	an increase in acquisition costs of $0.1 million related to the purchase of Liberty Square;
●	an increase of $0.1 million associated with general office and business expenses; and
●	an increase in share-based compensation expense of $0.1 million.

Other income decreased $0.6 million, or 270.9%, to $(0.4) million in 2010 from $0.2 in 2009. The decrease was primarily related to real estate tax expense being capitalized in 2009 on development projects that were temporarily placed on hold in 2010 due to the slowdown of anchor and mid-box tenant demand.

Gain on sale of real estate decreased $3.0 million, or 64.6%, to $1.6 million in 2010 from $4.6 million in 2009. The decrease is mostly attributable to 2009, which includes the sale of two outparcels as compared to one in 2010.

Interest expense increased $0.8 million, or 10.6%, to $8.6 million in 2010 from $7.8 million in 2009 due to the following:

●	amortization of deferred financing costs increased by approximately $0.5 million related to our new credit and term loan facilities which closed in the fourth quarter of 2009; and
●	lower capitalized interest of $0.3 million due to the temporary deferment of our development projects.

A non-cash impairment provision of $28.8 million was recorded in the third quarter of 2010.  During the quarter, the Company made the decision to market certain land parcels for sale at these projects which triggered an impairment provision of $12.6 million.  Also during the third quarter, the Company determined that it would market for sale all components of a mixed-use development project located in Stafford County, Virginia.  The Company’s change in plan triggered an additional impairment charge of $16.2 million for buildings and other improvements that the Company intends to demolish in order to ready the asset for sale and subsequent development.

Restructuring costs and other items included $0.3 million of severance and other compensation-related costs associated with employees who were terminated in the first quarter of 2009.

For the three months ended September 30, 2009, our discontinued operations resulted in net income of approximately $3.1 million primarily related to the sale of Taylor Plaza, a stand-alone Home Depot in Taylor, Michigan.

Noncontrolling interest represents the portion of the Operating Partnership and 80% of the Ramco RM Hartland SC LLC joint venture not owned by us.  The loss attributable to noncontrolling interest in the third quarter of 2010 of $2.7 million compares to income of $1.3 million for the third quarter of 2009.  The decrease of $4.0 million reflects the noncontrolling interest’s proportionate share of the Company’s net loss in the third quarter 2010 as compared to net income in the same period in 2009, as well as the noncontrolling interest’s share of the net loss related to the Ramco RM Hartland SC LLC joint venture developing a portion of Hartland Towne Square.  The Company consolidated this variable interest entity joint venture effective January 1, 2010 and properly attributes 80% of the net loss in the joint venture to the noncontrolling interest.  The noncontrolling interest in the joint venture has no obligation to fund its share of losses beyond the equity it has already contributed to the joint venture, either at present or at a future period when its equity in the joint venture may be reduced below zero.  We expect to continue to attribute 80% of any net loss from this joint venture to the noncontrolling interest until such time as our ownership interest in the joint venture may change.  For additional information on the consolidation of the Ramco RM Hartland SC LLC joint venture refer to Note 7 of the notes to the condensed consolidated financial statements.

Comparison of nine months ended September 30, 2010 to 2009

The following summarizes certain line items from our unaudited condensed statements of income which we believe are important in understanding our operations and/or those items which have significantly changed in the nine months ended September 30, 2010 as compared to the same period in 2009:

	Nine Months Ended
	September 30,
	2010	2009	% Change

Total revenue	$89,199	$92,914	-4.0%
Recoverable property operating expense	23,714	25,211	-5.9%
Other non-recoverable operating expense	2,809	1,960	43.3%
Depreciation and amortization	22,864	23,219	-1.5%
General and administrative expense	13,150	12,041	9.2%
Other income (expense)	(1,021)	558	-283.0%
Gain on sale of real estate	2,132	5,011	-57.5%
Earnings (loss) from unconsolidated joint ventures	(662)	1,349	-149.1%
Interest expense	26,207	23,765	10.3%
Provision for impairment	31,440	-	100.0%
Restructuring costs and other items	-	1,551	-100.0%
Income (loss) from discontinued operations	(2,061)	3,160	-165.2%
Net income (loss) attributable to noncontrolling intererst	(4,131)	2,108	-296.0%
Net income (loss) attributable to common shareholders	$(28,466)	$13,137	-316.7%

Total revenue decreased $3.7 million, or 4.0%, to $89.2 million for the nine months ended September 30, 2010 from $92.9 million in 2009. The decrease is primarily attributable to the following:

●	a decrease in minimum rent of $1.8 million due primarily to the sale of two net leased Wal-Marts in 2009 and tenant vacancies, tenant bankruptcies, rent relief and other concessions granted in 2010;
●	a decrease in recovery income from tenants of approximately $2.4 million due to lower real estate tax expense;
●	a decrease of $0.5 million in development fees earned in 2010 due to completed construction at our joint venture properties; partially offset by
●	an increase of $0.8 million in lease termination fees in 2010.

Property operating expenses decreased by $1.5 million, or 5.9%, to $23.7 million in 2010 from $25.2 million in 2009, primarily due to a $1.0 million decrease of in real estate tax expense.

Other non-recoverable operating expenses increased $0.8 million, or 43.3%, to $2.8 million in 2010 from $2.0 million due to higher bad debt expense.

General and administrative expenses increased by $1.1 million, or 9.2%, to $13.1 million in 2010 from $12.0 million in 2009. The increase in 2010 was primarily related to the following:

●	an increase in legal fees of $0.8 million primarily related to our defense against a lawsuit with a subcontractor;
●	an increase in acquisition costs of $0.1 million related to the purchase of Liberty Square;
●	an increase of $0.2 million associated with lower capitalization of leasing and development salary and related costs;
●	an increase of $0.1 million related to recruitment fees associated with the hire of one new executive; partially offset by
●	a decrease of $0.2 million related to lower personnel related costs.

Other income (expense) decreased $1.6 million, or 283.0%, to $(1.0) million in 2010 from $0.6 million in 2009. The decrease was primarily related to real estate tax expense being capitalized in 2009 on development projects that were temporarily placed on hold in 2010 due to the slowdown of anchor and mid-box tenant demand.

Gain on sale of real estate decreased $2.9 million, or 57.5%, to $2.1 million in 2010 from $5.0 million in 2009. The decrease is mostly attributable to the sale of two net leased Wal-Mart pads at Northwest Crossing and Taylors Square shopping centers in 2009.

Earnings (loss) from unconsolidated joint ventures decreased in 2010 primarily due to our equity in a $9.1 million impairment loss at a property in one of our joint ventures.  In the fourth quarter of 2010, the property’s interest will be transferred to us.  Refer to Note 7 of the notes to the condensed consolidated financial statements for more information.

Interest expense increased $2.4 million, or 10.3%, to $26.2 million in 2010 from $23.8 million in 2009 attributable to the following:

●	amortization of deferred financing costs increased by approximately $1.3 million related to our new credit and term loan facilities which closed in the fourth quarter of 2009;
●	the consolidation of Hartland Towne Square increased interest expense by approximately $0.4 million;
●	an increase of $0.4 million associated with higher interest expense and unused line fees associated with our new credit facilities which closed in the fourth quarter of 2009; and
●	lower capitalized interest of $0.3 million due to the temporary deferment of our development projects.

A non-cash impairment provision of $28.8 million was recorded in the third quarter of 2010 related to the marketing of certain land parcels for sale at several of our development properties.  Refer to Note 5 of the notes to the condensed consolidated financial statements for a detailed discussion of these charges.

Also, in the first quarter of 2010, the Company recorded a non-cash impairment charge of $2.6 million resulting from other-than-temporary declines in the fair market value of various equity investments in unconsolidated joint ventures.

Restructuring costs and other items included $0.8 million related to the Company’s strategic review and proxy contest in the second quarter of 2009 and $0.7 million of severance and other compensation-related costs associated with employees who were terminated in the first quarter of 2009.

For the nine months ended September 30, 2010, the Company recorded a net loss of $2.1 million from discontinued operations related to the sale of one income producing property, as compared to a net gain of $3.2 million for the same period in 2009 related to the sale of Taylor Plaza, a stand-alone Home Depot in Taylor, Michigan.

Noncontrolling interest represents the portion of the Operating Partnership and 80% of the Ramco RM Hartland SC LLC joint venture not owned by us.  The loss attributable to noncontrolling interest in the nine months ended September 30, 2010 of $4.1 million compares to income of $2.1 million for the nine months ended September 30, 2009.  The decrease of $6.0 million reflects the noncontrolling interest’s proportionate share of the Company’s net loss in the first nine months of 2010 as compared to net income in the same period in 2009, as well as the noncontrolling interest’s share of the net loss related to the Ramco RM Hartland SC LLC joint venture developing a portion of Hartland Towne Square.  The Company consolidated this variable interest entity joint venture effective January 1, 2010 and properly attributes 80% of the net loss in the joint venture to the noncontrolling interest.  The noncontrolling interest in the joint venture has no obligation to fund its share of losses beyond the equity it has already contributed to the joint venture, either at present or at a future period when its equity in the joint venture may be reduced below zero.  We expect to continue to attribute 80% of any net loss from this joint venture to the noncontrolling interest until such time as our ownership interest in the joint venture may change.  For additional information on the consolidation of the Ramco RM Hartland SC LLC joint venture refer to Note 7 of the notes to the condensed consolidated financial statements.

Liquidity and Capital Resources

The majority of our cash is generated from operations and is dependent on the rents that we are able to charge and collect from our tenants. The principal uses of our liquidity and capital resources are for operations, developments, redevelopments, including expansion and renovation programs, acquisitions, and debt repayment, as well as dividend payments in accordance with REIT requirements for distributing the substantial majority of our taxable income on an annual basis.  We anticipate that the combination of cash on hand and cash retained from operations, the availability under our credit facilities, additional financings, equity offerings, and the sale of existing properties will satisfy our expected working capital requirements through at least the next 12 months.  Although we believe that the combination of factors discussed above will provide sufficient liquidity, no such assurance can be given.

At September 30, 2010, the Company had $5.5 million and $8.0 million in cash and cash equivalents and restricted cash, respectively.  Restricted cash was comprised primarily of funds held in escrow to pay real estate taxes, insurance premiums and certain capital expenditures.

Short-Term Liquidity Requirements

Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our operating properties, interest and scheduled principal payments on our debt, expected dividend payments (including distributions to OP unit holders) and capital expenditures related to tenant improvements and redevelopment activities.

In the fourth quarter of 2010, we have one debt maturity due in the amount of $4.7 million and one commitment of $3.0 million secured by a letter of credit, both of which we intend to fund with our available cash and/or borrowings under our credit facility.  We continually search for acquisition and joint venture opportunities that may require additional capital and/or liquidity.  As of September 30, 2010, we had no proposed property acquisitions under contract.

Long-Term Liquidity Requirements

Our long-term liquidity needs consist primarily of funds necessary to pay indebtedness at maturity, potential acquisitions of properties, redevelopment of existing properties, the development of land held and non-recurring capital expenditures.

As of September 30, 2010, the Company has a $180.0 million secured credit facility consisting of a $150.0 million secured revolving credit facility and a $30.0 million secured term loan facility, of which $45.9 million was available to be drawn subject to certain covenants that may affect availability.  The Company can borrow up to an additional $50 million on the credit facility dependent upon there being one or more lenders willing to fund the additional commitment.  The secured revolving credit facility and the secured term loan facility are scheduled to mature in December 2012 and June 2011, respectively.

As opportunities arise and market conditions permit, we will continue to pursue the strategy of selling mature properties or non-core assets that have less potential for increase cash flow or are not viable for redevelopment.  Our ability to obtain acceptable selling prices and satisfactory terms and financing will impact the timing of future sales.  The Company anticipates using net proceeds from the sale of properties to reduce outstanding debt.

The following is a summary of our cash flow activities (dollars in thousands):

	Nine Months Ended
	September 30,
	2010	2009

Cash provided from operations	$29,116	$40,107
Cash (used in) provided by investing activities	(66,248)	1,351
Cash provided by (used in) financing activities	33,813	(38,159)

For the nine months ended September 30, 2010, the Company generated $29.1 million in cash flows from operating activities, as compared to $40.1 million for the same period in 2009.  Cash flows from operating activities were lower during the nine months ended September 30, 2010 mainly due to higher net cash outflows for accounts payable and accrued expenses.  For the nine months ended September 30, 2010, investing activities used $66.2 million of cash flows, as compared to $1.4 million provided by investing activities for the nine months ended September 30, 2009. Cash flows used in investing activities were higher in the first nine months of 2010, due to higher investments in real estate, including the $15.2 million acquisition of the Liberty Square shopping center and investments in unconsolidated entities primarily made to pay off joint venture loans.  Additionally, the Company paid $16.8 million to purchase the note securing the Merchants’ Square shopping center in the third quarter of 2010.  During the nine months ended September 30, 2010, cash flows provided by financing activities were $33.8 million, as compared to cash used of $38.2 million during the nine months ended September 30, 2009.  For the nine months ended September 30, 2010, the Company generated $75.6 million in proceeds from the issuance of common shares, which it used primarily to pay down debt.  In the third quarter of 2009, the Company generated $96.3 million in proceeds from the issuance of common shares, which it used primarily to pay down debt. As a result, the Company repaid more mortgage and notes payable in 2009 as compared to the nine months ended September 30, 2010.

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

We declared a quarterly cash dividend distribution of $0.16325 per common share paid to shareholders of record on September 20, 2010, unchanged from the dividend paid of $0.16325 per share in the comparable quarter of 2009.  To strengthen the Company’s liquidity position, the Board of Trustees elected to keep the aggregate distribution dollars constant when additional common shares were issued in September 2009.  Therefore, the distribution per common share was reduced in proportion to the new common shares issued, to $0.16325 per common share in the third quarter of 2009. Our dividend policy has not changed in that we expect to continue making distributions to shareholders of at least 90% of our REIT taxable income, excluding net capital gain, in order to maintain qualification as a REIT. On an annualized basis, our current dividend is above our estimated minimum required distribution.

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

	Nine Months Ended
	September 30,
	2010	2009

Cash provided by operating activities	$29,116	$40,107

Cash distributions to common shareholders	(16,305)	(12,953)
Cash distributions to operating partnership unit holders	(1,427)	(2,026)
Distributions to noncontrolling partners	-	(54)
Total distributions	(17,732)	(15,033)

Surplus (deficiency)	$11,384	$25,074
Alternative sources of funding for distributions:
Net borrowings on mortgages and notes payable	n/a	n/a
Total sources of alternative funding for distributions	n/a	n/a

n/a - Not applicable

Debt

In the second quarter of 2010, the Company used funds borrowed under its secured revolving credit facility to acquire the Liberty Square shopping center in Wauconda, Illinois for $15.2 million, and to purchase the $32.7 million note securing the Merchants’ Square shopping center in Carmel, Indiana for $16.8 million.  Also in the second quarter, the Company repaid two mortgage loans for two of our joint venture properties with our pro rata share totaling $8.3 million.

In May 2010, the Company used the net proceeds from its equity offering to reduce the balance of its secured term loan facility by $37.0 million, to pay off two fixed rate mortgages of $15.8 million in aggregate and to reduce outstanding borrowings under the secured revolving credit facilities.

Also in May 2010, the Company closed on a $14.7 million loan secured by the newly-constructed office building occupied by Northrop Grumman at The Town Center at Aquia located in Stafford County, Virginia.  The loan bears interest at a fixed rate of 5.8% and matures in June 2015.  Net proceeds from the loan were used primarily to pay down the Company’s revolving lines of credit.

It is anticipated that funds borrowed under the Company’s credit facilities will be used for general corporate purposes, including working capital, capital expenditures, the repayment of indebtedness or other corporate activities.  For further information on the credit facilities and other debt refer to Note 9 of the condensed consolidated financial statements.

Under terms of various debt agreements, we may be required to maintain interest rate swap agreements to reduce the impact of changes in interest rates on our floating rate debt.  We have interest rate swap agreements with an aggregate notional amount of $90.0 million at September 30, 2010. Based on rates in effect at September 30, 2010, the agreements provide for fixed rates ranging from 6.4% to 6.7% and expire December 2010.

After taking into account the impact of converting our variable rate debt into fixed rate debt by use of the interest rate swap agreements, at September 30, 2010 our variable rate debt accounted for approximately $62.1 million of outstanding debt with a weighted average interest rate of 5.6%. Variable rate debt accounted for approximately 11.5% of our total debt and 6.4% of our total market capitalization.

We have $380.6 million of mortgage loans, both fixed and floating rate, encumbering our consolidated properties.  Such mortgage loans are generally non-recourse, subject to certain exceptions for which we would be liable for any resulting losses incurred by the lender.  These exceptions vary from loan to loan but generally include fraud or a material misrepresentation, misstatement or omission by the borrower, intentional or grossly negligent conduct by the borrower that harms the property or results in a loss to the lender, filing of a bankruptcy petition by the borrower, either directly or indirectly, and certain environmental liabilities.  In addition, upon the occurrence of certain of such events, such as fraud or filing of a bankruptcy petition by the borrower, we would be liable for the entire outstanding balance of the loan, all interest accrued thereon and certain other costs, penalties and expenses.

Off Balance Sheet Debt

The unconsolidated joint ventures in which the Operating Partnership owns an interest, and which are accounted for by the equity method of accounting, are subject to mortgage indebtedness, which in most instances is non-recourse.  At September 30, 2010, mortgage debt for the unconsolidated joint ventures was $470.7 million, of which our pro rata share was $120.9 million with a weighted average interest rate of 5.7%. Fixed rate debt for the unconsolidated joint ventures was $451.0 million at September 30, 2010.  Our pro rata share of fixed rate debt for the unconsolidated joint ventures amounted to $117.0 million.  Fixed rate debt represented 96.7% of our total pro rata share of debt from unconsolidated entities at September 30, 2010.  The mortgage debt of $11.0 million at Peachtree Hill, a shopping center owned by our Ramco 450 Venture LLC, is recourse debt.  The loan is secured by unconditional guarantees of payment and performance by Ramco 450 Venture LLC, the Company, and the Operating Partnership.

Contractual Obligations

The following are our contractual cash obligations as of September 30, 2010 (dollars in thousands):

	Payments due by period

Contractual Obligations	Total	Less than 1 year (1)	1-3 years	3-5 years	More than 5 years
	(In thousands)

Mortgages and notes payable:
Scheduled amortization	$27,160	$1,302	$10,323	$7,724	$7,811
Payments due at maturity	511,017	4,690	207,350	59,797	239,180
Total mortgage obligations	538,177	5,992	217,673	67,521	246,991

Employment contracts	2,054	211	1,483	360	-
Capital lease	8,155	169	1,354	6,632	-
Operating leases	4,558	227	1,854	1,658	819
Construction commitments	961	961	-	-	-
Total contractual obligations	$553,905	$7,560	$222,364	$76,171	$247,810

(1) Amounts represent balance of obligation for the remainder of 2010.

We anticipate that the combination of cash on hand, cash provided from operating activities, the availability under the Credit Facility ($45.9 million at September 30, 2010 subject to covenants, plus up to an additional $50 million dependent upon there being one or more lenders willing to fund the additional commitment), our access to the capital markets and the sale of existing properties will satisfy our expected working capital requirements through at least the next 12 months. Although we believe that the combination of factors discussed above will provide sufficient liquidity, no assurance can be given.

Planned Capital Spending

The Company is focusing on its core strengths of enhancing the value of our existing portfolio of shopping centers through successful leasing efforts and completing those redevelopment projects in 2010 that are currently in process.  In addition, in the third quarter of 2010, the Company acquired the Liberty Square shopping center in Wauconda, Illinois for $15.2 million.

During the nine months ended September 30, 2010, we spent approximately $16.8 million on capital expenditures including tenant allowances, leasing commissions paid to third-party brokers, legal costs related to lease documents, capitalized leasing and construction costs, renovations, and roof and parking lot repairs.

For the remainder of 2010, we anticipate spending approximately $5.9 million for capital expenditures, including approximately $0.6 million for redevelopment projects.

Capitalization

At September 30, 2010, our total market capitalization was $976.9 million. Our market capitalization consisted of $539.4 million of net debt (including property-specific mortgages, a secured Credit Facility consisting of a secured term loan credit facility and a secured revolving credit facility, the secured revolving credit facility on The Town Center at Aquia, and Junior Subordinated Notes), and $437.5 million of Operating Partnership Units and common shares (based on the closing price of $10.71 per share at September 30, 2010).  Our net debt to total market capitalization was 55.2% at September 30, 2010, as compared to 62.8% at December 31, 2009.  The decrease in total net debt to market capitalization was due primarily to the impact of the May 18, 2010 equity offering and the increase in the price per common share from $9.54 at December 31, 2009 to $10.71 at September 30, 2010.  After taking into account the impact of converting our variable rate debt into fixed rate debt by use of interest rate swap agreements, our outstanding debt at September 30, 2010 had a weighted average interest rate of 6.0%, and consisted of $476.1 million of fixed rate debt and $62.1 million of variable rate debt. Outstanding letters of credit issued under the credit facility totaled approximately $4.6 million at September 30, 2010.

At September 30, 2010, the noncontrolling interest in the Operating Partnership represented a 7.1% ownership in the Operating Partnership.  The OP Units may, under certain circumstances, be exchanged for our common shares of beneficial interest on a one-for-one basis.  We, as sole general partner of the Operating Partnership, have the option, but not the obligation, to settle exchanged OP Units held by others in cash based on the current trading price of our common shares of beneficial interest.  Assuming the exchange of all OP Units, there would have been 40,848,703 of our common shares of beneficial interest outstanding at September 30, 2010, with a market value of approximately $437.5 million.

Inflation

Inflation has been low in recent years and has not had a significant detrimental impact on the results of our operations.  Should inflation rates increase in the future, substantially all of our tenant leases contain provisions designed to partially mitigate the negative impact of inflation in the near term.  Such lease provisions include clauses that require our tenants to reimburse us for real estate taxes and many of the operating expenses we incur.  Also, many of our leases provide for periodic increases in base rent which are either of a fixed amount or based on changes in the consumer price index and/or percentage rents (where the tenant pays us rent based on a percentage of its sales).  Significant inflation rates over a prolonged period of time may have a material adverse impact on our business.

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

The following table illustrates the calculation of FFO (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net income (loss) attributable to RPT common shareholders (1)	$(26,741)	$9,324	$(28,466)	$13,137
Add:
Rental property depreciation and amortization expense	7,342	7,501	22,293	22,770
Pro rata share of real estate depreciation from unconsolidated joint ventures	1,702	1,677	5,081	5,012
Loss (gain) on sale of depreciable real estate	-	(7,496)	2,050	(7,479)
Noncontrolling interest in Operating Partnership	(2,041)	1,327	(2,215)	2,108

Funds from operations	$(19,738)	$12,333	$(1,257)	$35,548

Weighted average common shares	38,020	20,548	34,497	19,292
Shares issuable upon conversion of Operating Partnership Units	2,902	2,919	2,902	2,919
Dilutive effect of securities	-	-	-	-
Weighted average equivalent shares outstanding, diluted	40,922	23,467	37,399	22,211

Net income per diluted share to FFO per diluted
share reconciliation:
Net income (loss) attributable to RPT common shareholders per diluted share	$(0.70)	$0.45	$(0.83)	$0.68
Add:
Rental property depreciation and amortization expense	0.18	0.32	0.60	1.03
Pro rata share of real estate depreciation from unconsolidated joint ventures	0.04	0.07	0.14	0.23
Loss (gain) on sale of depreciable real estate	-	(0.32)	0.05	(0.34)
Noncontrolling interest in Operating Partnership	(0.05)	0.06	(0.06)	0.09
Less:
Assuming conversion of OP Units	0.05	(0.05)	0.07	(0.09)

Funds from operations per diluted share	$(0.48)	$0.53	$(0.03)	$1.60

(1) Includes: Gain on sale of nondepreciable real estate	$1,633	$-	$2,132	$418

Impairment charges	$28,787	$-	$31,440	$-

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We have exposure to interest rate risk on our variable rate debt obligations.  We are not subject to any foreign currency exchange rate risk or commodity price risk, or other material rate or price risks.  Based on our debt and interest rates and the interest rate swap agreements in effect at September 30, 2010, a 100 basis point change in interest rates would affect our annual earnings and cash flows by between approximately $0.6 million and $1.3 million.

Under the terms of various debt agreements, we may be required to maintain interest rate swap agreements to reduce the impact of changes in interest rate on our floating rate debt.  We have interest rate swap agreements with an aggregate notional amount of $90.0 million at September 30, 2010.  Based on rates in effect at September 30, 2010, the agreements provide for fixed rates ranging from 6.4% to 6.7% and expire December 2010.

The following table presents information as of September 30, 2010 concerning our long-term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates of maturing amounts and fair market value (dollars in thousands).

								Estimated
	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value

Fixed-rate debt	$5,869	$60,847	$94,854	$34,436	$33,086	$246,991	$476,083	$481,648
Average interest
rate	6.9%	7.0%	6.6%	5.6%	5.5%	5.8%	6.1%
Variable-rate
debt	$123	$22,471	$39,500	$-	$-	$-	$62,094	$62,094
Average interest
rate	5.4%	5.6%	5.6%	-	-	-	5.6%

We estimated the fair value of fixed rate mortgages using a discounted cash flow analysis, based on our incremental borrowing rates for similar types of borrowing arrangements with the same remaining maturity.  Considerable judgment is required to develop estimated fair values of financial instruments.  The table incorporates only those exposures that existed at September 30, 2010 and does not consider those exposures or positions which could arise after that date or firm commitments as of such date.  Therefore, the information presented therein has limited predictive value.  Our actual interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

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

We carried out an assessment as of September 30, 2010 of the effectiveness of the design and operation of our disclosure controls and procedures. This assessment was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.  Based on such evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that such disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2010.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

For a description of the litigation with a subcontractor, see to Note 15 of the notes to the condensed consolidated financial statements.  There are no material pending governmental proceedings, other than the IRS Examination, against or involving us or our properties.  For a description of the IRS Examination, see our Annual Report on Form 10-K for the year ended December 31, 2009 (Note 21 to the consolidated financial statements).

Item 1A.  Risk Factors

You should review our Annual Report on Form 10-K for the year ended December 31, 2009, and Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 which contains a detailed description of risk factors that may materially affect our business, financial condition or results of operations.

Item 6.  Exhibits

Exhibit No.	Description

10.1*
Amended and Restated Secured Master Loan Agreement, dated as of December 11, 2009, by and among Ramco-Gershenson Properties L.P., as Borrower, Ramco-Gershenson Properties Trust, as Guarantor,  KeyBank National Association, as Agent, KeyBanc Capital Markets, as Sole Lead Manager and Arranger, JPMorgan Chase Bank, N.A. and Bank of America, N.A., as Co-Syndication Agents, Deutsche Bank Trust Company Americas, as Documentation Agent, and other specified banks which are a Party or may become Parties to such Agreement, including all exhibits and schedules thereto.

10.2*
First Amended and Restated Revolving Credit Agreement, dated as of December 11, 2009, by and among Ramco-Gershenson Properties L.P., as Borrower, Ramco-Gershenson Properties Trust, as Guarantor, Ramco Virginia Properties, L.L.C., KeyBank National Association, as Agent, KeyBanc Capital Markets, as Sole Lead Manager and Arranger, and other specified banks which are a Party or may become Parties to such Agreement, including all exhibits and schedules thereto.

12.1*	Computation of Ratio of Earnings to Fixed Charges.

31.1*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2*	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

_______________
* filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAMCO-GERSHENSON PROPERTIES TRUST

Date: November 5, 2010	By: /s/ Dennis Gershenson
Dennis Gershenson
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2010	By: /s/ Gregory R. Andrews
Gregory R. Andrews
Chief Financial Officer
(Principal Financial and Accounting Officer)