Form 10-K
period 2010-12-31
RAMCO GERSHENSON PROPERTIES TRUST
filed 2011-03-04
CIK 842183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to
Commission file number 1-10093

RAMCO-GERSHENSON PROPERTIES TRUST
(Exact Name of Registrant as Specified in its Charter)

Maryland	13-6908486
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

31500 Northwestern Highway	48334
Farmington Hills, Michigan	(Zip Code)
(Address of Principal Executive Offices)

Registrant’s Telephone Number, Including Area Code: 248-350-9900

Securities Registered Pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange On Which Registered
Common Shares of Beneficial Interest,	New York Stock Exchange
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

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer ☐ (Do not check if small reporting company)	Small Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

The aggregate market value of the common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2010) was $383,997,798.

Number of common shares outstanding as of March 1, 2011: 38,133,041

DOCUMENT INCORPORATED BY REFERENCE

 Portions of the registrant’s proxy statement for the annual meeting of shareholders to be held June 1, 2011 are in incorporated by reference into Part III of this Form 10-K.

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

PART I

Item 1. Business

The terms “Company,” “we,” “our” or “us” refer to Ramco-Gershenson Properties Trust, Ramco-Gershenson Properties, L.P., and/or its subsidiaries, as the context may require.

General

Ramco-Gershenson Properties Trust is a fully integrated, self-administered, publicly-traded equity real estate investment trust (“REIT”).  Our primary business is the ownership and management of shopping centers located in targeted markets in the Eastern and Midwestern U.S.  At December 31, 2010, we owned interests in 89 shopping centers and one office building that comprise approximately 20.3 million square feet, of which 15.6 million square feet is owned directly by us and our real estate joint ventures partnerships.  We also owned interests in various parcels of land held for development or for sale, the majority of which are adjacent to certain of our existing developed properties.

Our predecessor, RPS Realty Trust, a Massachusetts business trust, was formed on June 21, 1988 to be a diversified growth-oriented REIT.  In May 1996, RPS Realty Trust acquired the Ramco-Gershenson interests through a reverse merger, including substantially all of the shopping centers and retail properties as well as the management company and business operations of Ramco-Gershenson, Inc. and certain of our affiliates. The resulting trust changed its name to Ramco-Gershenson Properties Trust and Ramco-Gershenson, Inc.’s officers assumed management responsibility. The trust also changed its operations from a mortgage REIT to an equity REIT and contributed certain mortgage loans and real estate properties to Atlantic Realty Trust, an independent, newly formed liquidating REIT.  On October 2, 1997, with approval from our shareholders, we changed our state of organization by terminating the Massachusetts trust and merging into a newly formed Maryland REIT.

We conduct substantially all of our business through our operating partnership, Ramco-Gershenson Properties, L.P. (the “Operating Partnership”).  The Operating Partnership, either directly or indirectly through partnerships or limited liability companies, holds fee title to all owned properties.  As general partner of the Operating Partnership, we have the exclusive power to manage and conduct the business of the Operating Partnership.  As of December 31, 2010, we owned approximately 92.9% of the interests in the Operating Partnership.  The limited partners are reflected as noncontrolling interests in our financial statements and are generally individuals or entities that contributed interests in certain assets or entities to the Operating Partnership in exchange for units of limited partnership interest (“OP Units”).  OP units are generally exchangeable for our common shares on a 1:1 basis or for cash, at our election.

We operate in a manner intended to qualify as a REIT pursuant to the provisions of the Internal Revenue Code of 1986, as amended (the “Code”).  Certain of our operations, including property and asset management, as well as ownership of certain land parcels, are conducted through taxable REIT subsidiaries, (“TRSs”), which are subject to federal and state income taxes.

Business Objectives and Strategies

Our primary business objective is to own and manage a portfolio of high quality shopping centers that generate cash flow for distribution to our shareholders and that have the potential for capital appreciation.  To achieve this objective, we seek to acquire, develop, or redevelop shopping centers that meet our investment criteria.  We also seek to dispose of land or shopping centers that no longer meet our investment criteria.  We use debt to finance our activities and focus on managing the amount, structure, and terms of our debt to limit the risks inherent in debt financing.  From time to time, we enter into joint venture arrangements where we believe we can benefit by owning a partial interest in a shopping center investment and by earning fees for managing the centers for our partners.

We invest in primarily neighborhood and community shopping centers anchored by supermarkets and/or national chain stores selling products that satisfy everyday needs.  Supermarket anchor tenants for our centers include Publix Super Market, Jewel, and Kroger.  National chain anchor tenants for our centers include TJ Maxx/Marshalls, Home Depot, Wal-Mart, Kohl’s, Lowe’s Home Centers, Best Buy, and Target.  Our shopping centers are primarily located in major metropolitan areas located in the East and Midwest, such as Detroit, Fort Lauderdale-Palm Beach, Jacksonville, Tampa, Atlanta, and Chicago.

Our property portfolio consists of wholly-owned shopping centers and interests in joint ventures that own shopping centers.  We own 100% interests in 57 shopping centers and one office building comprising approximately 9.8 million square feet.  In addition, we are co-investors in and managers of two significant joint ventures that own portfolios of shopping centers.  We own 30% of Ramco/Lion Venture L.P., an entity that owns 16 shopping centers comprising approximately 3.2 million square feet.  We own 20% of Ramco 450 Venture LLC, an entity that owns nine shopping centers comprising approximately 1.7 million square feet.  We also have ownership interests in six smaller joint ventures that each owns one or two shopping centers.  With one exception, our joint ventures are not consolidated and are reported using equity method accounting.  We earn fees from the joint ventures for managing, leasing, and redeveloping the shopping centers they own.

We also own various parcels of developable land.  Approximately half of our developable land’s net book value is available for sale to end users such as retailers that prefer to own their sites or to developers who seek to develop non-retail uses.  The other half of our land is held for development.  The timing of future development will depend on our ability to mitigate risk through pre-leasing our proposed projects and obtaining construction financing.

Operating Strategies

Our operating objective is to maximize the risk-adjusted return on invested capital at our shopping centers.  We seek to do so by increasing the net operating income of our centers, controlling our capital expenditures, and monitoring our credit and other risks of ownership.  Our operating strategies include:

•	Leasing and managing our shopping centers to increase occupancy, maximize rental income, and control operating expenses and capital expenditures;
•	Leasing space to more creditworthy and productive tenants which can withstand periods of economic downturn;
•	Maintaining and improving our centers to attract better tenants, generate higher rents, and appeal to more shoppers;
•	Redeveloping our centers to increase gross leasable area, reconfigure space for credit tenants, create outparcels, and sell excess land; and
•	Generating temporary and ancillary income from non-rental agreements to use our parking lots, signage, rooftops, and other portions of our real estate.

Investing Strategies

Our investing objective is to generate an attractive risk-adjusted return on capital invested in acquisitions and developments.  In addition, we seek to dispose of land or shopping centers that no longer meet our investment criteria.  We underwrite acquisitions based upon current cash flow, projections of future cash flow, and scenario analyses that take into account the risks and opportunities of ownership.  We underwrite development of new shopping centers on the same basis, but also take into account the unique risks of entitling land, constructing buildings, and leasing newly built space.  Our investing strategies include:

•
Acquiring shopping centers that are located in targeted metropolitan markets, anchored by stable and productive supermarkets, discounters, or national chain stores, surrounded by trade areas with appealing demographic characteristics, sited with suitable visibility and access, and featuring opportunities to add value through intensive leasing, management, and/or redevelopment;

•	Developing our existing land held for development into income-producing investment property, subject to market demand, availability of capital and adequate returns on our incremental capital;
•	Selling non-core shopping centers and redeploying the proceeds into investments that meet our criteria; and
•	Selling available-for-sale land parcels and using the proceeds to pay down debt or reinvest in our business.

Financing Strategies

Our financing objective is to maintain a strong and flexible balance sheet to ensure access to capital at a competitive cost.  In particular, we seek to increase our financial flexibility by increasing our pool of unencumbered properties and borrowing on an unsecured basis.  In keeping with our objective, we routinely benchmark our balance sheet on a variety of measures to our peers in the shopping center and REIT industries.  Our financing strategies include:

•	Capitalizing our business with a moderate ratio of debt to equity;
•	Using primarily fixed-rate debt, staggering our debt maturities to avoid debt overhangs, monitoring our liquidity and near-term capital requirements, and managing the average term of our debt;
•	Maintaining a line of credit to fund operating and investing needs on a short-term basis;
•	Monitoring compliance with debt covenants and maintaining a regular dialogue with our lenders; and
•	Financing our investment activities with various forms and sources of capital to reduce reliance on any one source of capital.

Competition

See page 6 of Item 1A. “Risk Factors” for a description of competitive conditions in our business.

Environmental Matters

See page 9 of Item 1A. “Risk Factors” for a description of environmental risks for our business.

Employment

As of December 31, 2010, we had 126 full-time employees. None of our employees is represented by a collective bargaining unit. We believe that our relations with our employees are good.

Available Information

All reports we electronically file with, or furnish to, the SEC, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to such reports, are available, free of charge, on our website at www.rgpt.com, as soon as reasonably practicable after we electronically file such reports with, or furnish those reports to, the SEC.  Our Corporate Governance Guidelines, Code of Business Conduct and Ethics and Board of Trustees’ committee charters also are available on our website.

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

Operating Risks

National economic conditions and retail sales trends may adversely affect the performance of our properties.

Demand to lease space in our shopping centers generally fluctuates with the overall economy.  Economic downturns often result in a lower rate of retail sales growth, or even declines in retail sales.  In response, retailers that lease space in shopping centers typically reduce their demand for retail space during such downturns.  As a result, economic downturns and unfavorable retail sales trends may diminish the income, cash flow, and value of our properties.  In 2008-2009, a national recession and contraction in retail sales resulted in a number of chain store bankruptcies and an increase in vacancy rates at shopping centers nationwide, including at centers we own.  In particular, the bankruptcies of Circuit City and Linens ‘n Things affected a total of four stores in our consolidated portfolio and seven stores in our joint venture portfolios.

Our concentration of properties in Michigan, Florida, Georgia and other states makes us more susceptible to adverse market conditions in these states.

Our performance depends on the economic conditions in the markets in which we operate.  In 2010, our wholly-owned and joint venture properties located in Michigan, Florida, and Georgia accounted for 40.4%, 31.1%, and 5.6%, respectively, of our annualized base rent.  The recession of 2008-2009 affected these states disproportionately, as evidenced by higher than average unemployment rates.  To the extent that market conditions in these or other states in which we operate deteriorate, the performance or value of our properties may be adversely affected.

Changes in the supply and demand for the type of space we lease to our tenants could affect the income, cash flow, and value of our properties.

Our shopping centers generally compete for tenants with similar properties located in the same neighborhood, community, or region.  Competing centers may be newer, better located, or have a better tenant mix.  In addition, new centers or retail stores may be developed, increasing the supply of retail space competing with our centers or taking retail sales from our tenants.  Our properties also compete with alternate forms of retailing, including on-line shopping, home shopping networks, and mail order catalogs.  Alternate forms of retailing may reduce the demand for space in our shopping centers.

As a result, we may not be able to renew leases or attract replacement tenants as leases expire.  When we do renew tenants or attract replacement tenants, the terms of renewals or new leases may be less favorable to us than current lease terms.  In order to lease our vacancies, we often incur costs to reconfigure or modernize our properties or to fit out our space to suit the needs of a particular tenant.  Under competitive circumstances, such costs may exceed our budgets.   If we are unable to lease vacant space promptly, if the rental rates upon a renewal or new lease are lower than expected, or if the costs incurred to lease space exceed our expectations, then the income and cash flow of our properties will decrease.

Our reliance on key tenants for significant portions of our revenues exposes us to increased risk of tenant bankruptcies that could adversely affect our income and cash flow.

As of December 31, 2010, we and our joint venture properties received 32% of our annualized base rents from our top twenty tenants, including our top three tenants:  TJ Maxx/Marshalls (3.8%), Publix (3.0%), and Home Depot (1.9%).  No other tenant represented more than 2.0% of our total annualized base rent.  The credit risk posed by our major tenants varies.

If any of our major tenants experience financial difficulties or files bankruptcy, our operating results could be adversely affected.  Bankruptcy filings by our tenants or lease guarantors generally delay our efforts to collect pre-bankruptcy receivables and could ultimately preclude full collection of these sums.  If a tenant rejects a lease, we would have only a general unsecured claim for damages, which may be collectible only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims.  In 2010, the bankruptcies of Old Time Pottery, Blockbuster, and A&P affected our operating results.  We expect these bankruptcies, as well as the recent bankruptcies of Loehmann’s and Borders Group, to affect our operating results in 2011.

Our properties generally rely on anchor tenants to attract customers.  The loss of anchor tenants may adversely impact the performance of our properties.

If any of our anchor tenants becomes insolvent, suffers a downturn in business, abandons occupancy, or decides not to renew its lease, such event may adversely impact the performance of the affected center.  An abandonment or lease termination by an anchor tenant may give other tenants in the same shopping center the right to terminate their leases or pay less rent pursuant to the terms of their leases.  Our leases with anchor tenants may, in certain circumstances, permit them to transfer their leases to other retailers.  The transfer to a new anchor tenant could result in lower customer traffic to the center, which could affect our other tenants.  In addition, a transfer of a lease to a new anchor tenant could give other tenants the right to make reduced rental payments or to terminate their leases.  In 2010, lease terminations by Wal-Mart, Old Time Pottery, Albertson’s, and A&P affected a number of our shopping centers.

We may be restricted from leasing vacant space based on existing exclusivity lease provisions with some of our tenants.

In a number of cases, our leases give a tenant the exclusive right to sell clearly identified types of merchandise or provide specific types of services at a particular shopping center.  In other cases, leases with a tenant may limit the ability of other tenants to sell similar merchandise or provide similar services to that tenant. When leasing a vacant space, these restrictions may limit the number and types of prospective tenants suitable for that space.  If we are unable to lease space on satisfactory terms, our operating results would be adversely impacted.

Increases in operating expenses could adversely affect our operating results.

Our operating expenses include, among other items, property taxes, insurance, utilities, repairs, and the maintenance of the common areas of our shopping centers.  We may experience increases in our operating expenses, some or all of which may be out of our control.  Most of our leases require that tenants pay for a share of property taxes, insurance and common area maintenance costs.  However, if any property is not fully occupied or if revenues are not sufficient to cover operating expenses, then we could be required to expend our own funds for operating expenses.  In addition, we may be unable to renew leases or negotiate new leases with terms requiring our tenants to pay all the property tax, insurance, and common area maintenance costs that tenants currently pay, which could adversely affect our operating results.

If we suffer losses that are uninsured or in excess of our insurance coverage limits, we could lose invested capital and anticipated profits.

Catastrophic losses, such as losses resulting from wars, acts of terrorism, earthquakes, floods, hurricanes, tornadoes or other natural disasters, pollution or environmental matters, generally are either uninsurable or not economically insurable, or may be subject to insurance coverage limitations, such as large deductibles or co-payments. Although we currently maintain “all risk” replacement cost insurance for our buildings, rents and personal property, commercial general liability insurance, and pollution and environmental liability insurance, our insurance coverage may be inadequate if any of the events described above occurrs to, or causes the destruction of, one or more of our properties. Under that scenario, we could lose both our invested capital and anticipated profits from that property.

We do not control all decisions related to the activities of joint ventures in which we are invested, and we may have conflicts of interest with our joint venture partners.

As of December 31, 2010, we had interests in eight joint ventures that collectively own 32 shopping centers.  Although we manage the properties owned by these joint ventures, we do not control all decisions for the joint ventures and may be required to take actions that are in the interest of our joint venture partners but not our best interests.  Accordingly, we may not be able to resolve in our favor any issues which arise, or we may have to provide financial or other inducements to our joint venture partners to obtain such favorable resolution.

Various restrictive provisions and rights govern sales or transfers of interests in our joint ventures. These may work to our disadvantage because, among other things, we may be required to make decisions as to the purchase or sale of interests in our joint ventures at a time that is disadvantageous to us.  In addition, a bankruptcy filing of one of our joint venture partners could adversely affect us because we may make commitments that rely on our partners to fund capital from time to time.  The profitability of shopping centers held in a joint venture could also be adversely affected by the bankruptcy of one of our joint venture partners if, because of certain provisions of the bankruptcy laws, we were unable to make important decisions in a timely fashion or became subject to additional liabilities.

We may invest in additional joint ventures, the terms of which may differ from our existing joint ventures.  In general, we would expect to share the rights and obligations to make major decisions regarding the venture with our partners, which would expose us to the risks identified above.

Our equity investment in each of our unconsolidated joint ventures is subject to impairment testing in the event of certain triggering events, such a change in market conditions or events at properties held by those joint ventures.  If the fair value of our equity investment is less than our net book value on an other than temporary basis, an impairment is required under generally accepted accounting principles.  In 2010, we recorded impairment charges of $2.7 million related to our equity investments in unconsolidated joint ventures.

Our redevelopment projects may not yield anticipated returns, which would adversely affect our operating results.

Our redevelopment activities generally call for a capital commitment and project scope greater than that required to lease vacant space.  To the extent a significant amount of construction is required, we are susceptible to risks such as permitting, cost overruns and timing delays as a result of the lack of availability of materials and labor, the failure of tenants to commit or fulfill their commitments, weather conditions, and other factors outside of our control.  Any substantial unanticipated delays or expenses could adversely affect the investment returns from these redevelopment projects and adversely impact our operating results.

Investing Risks

We face competition for the acquisition and development of real estate properties, which may impede our ability to grow our operations or may increase the cost of these activities.

We compete with many other entities for the acquisition of shopping centers and land that is appropriate for new developments, including other REITs, private institutional investors and other owner-operators of shopping centers.  In particular, larger REITs may enjoy competitive advantages that result from, among other things, a lower cost of capital.  These competitors may increase the market prices we would have to pay in order to acquire properties.  If we are unable to acquire properties that meet our criteria at prices we deem reasonable, our ability to grow may be adversely affected.

Commercial real estate investments are relatively illiquid, which could hamper our ability to dispose of properties that no longer meet our investment criteria or respond to adverse changes in the performance of our properties.

Because real estate investments are relatively illiquid, our ability to promptly sell one or more properties in our portfolio in response to changing economic, financial and investment conditions is limited.  The real estate market is affected by many factors, such as general economic conditions, supply and demand, availability of financing, interest rates and other factors that are beyond our control.  We cannot be certain that we will be able to sell any property for the price and other terms we seek, or that any price or other terms offered by a prospective purchaser would be acceptable to us.  We also cannot estimate with certainty the length of time needed to find a willing purchaser and to complete the sale of a property.  We may be required to expend funds to correct defects or to make improvements before a property can be sold.  Factors that impede our ability to dispose of properties could adversely affect our financial condition and operating results.

We are seeking to develop new properties, an activity that has inherent risks including cost overruns related to entitling land, improving the site, and constructing buildings, and the challenges of leasing new space.

We are pursuing development at several land parcels we own and may pursue development elsewhere as opportunities arise.  Development activities are subject to the following risks:

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

If any of these events occur, our development activities may have an adverse effect on our results of operations.  Our developable land is subject to impairment testing if certain triggering events occur or if we change our intended use of such land.  In 2010, we recorded impairment charges of $28.8 million related to developable land that we decided to hold as available for sale.

Financing Risks

We have no corporate debt limitations.

Our management and Board of Trustees (“Board”) have discretion to increase the amount of our outstanding debt at any time.  Subject to existing financial covenants, we could become more highly leveraged, resulting in an increase in debt service costs that could adversely affect our cash flow and the amount available for distribution to our shareholders.  If we increase our debt, we may also increase the risk of default on our debt.

Our debt must be refinanced upon maturity, which makes us reliant on the capital markets on an ongoing basis.

We are not structured in a manner to generate sufficient cash flow from operations to repay our debt at maturity.  Instead, we expect to refinance our debt by raising equity, debt, or other capital at the time or prior to our debt matures.  As of December 31, 2010, we had $578.3 million of outstanding indebtedness, including $6.6 million of capital lease obligations.  Of this, $113.0 million matures in 2011.  The availability and price of capital can vary significantly.  If we seek to refinance maturing debt when capital market conditions are restrictive, we may find capital scarce, costly, or unavailable.  Refinancing debt at a higher cost would affect our operating results and cash available for distribution.  The failure to refinance our debt at maturity would result in default and the exercise by our lenders of the remedies available to them, including foreclosure and, in the case of recourse debt, liability for unpaid amounts.

Increases in interest rates may affect the cost of our variable-rate borrowings, our ability to refinance maturing debt, and the cost of any such refinancings.

As of December 31, 2010, we had $202.2 million of variable rate debt.  Increases in interest rates on our existing indebtedness would increase our interest expense, which could adversely affect our cash flow and our ability to distribute cash to our shareholders.  For example, if market rates of interest on our variable rate debt outstanding as of December 31, 2010 increased by 1.0%, the increase in interest expense on our existing variable rate debt would decrease future earnings and cash flows by approximately $2.0 million annually.  Interest rate increases could also constrain our ability to refinance maturing debt because lenders may reduce their advance rates in order to maintain debt service coverage ratios.

Our mortgage debt exposes us to the risk of loss of property, which could adversely affect our financial condition.

As of December 31, 2010, we had $363.8 million of mortgage debt encumbering our properties, excluding our revolving credit facility and bridge loan.  A default on any of our mortgage debt may result in foreclosure actions by lenders and ultimately our loss of the mortgaged property.  We have entered into mortgage loans which are secured by multiple properties and contain cross-collateralization and cross-default provisions.  Cross-collateralization provisions allow a lender to foreclose on multiple properties in the event that we default under the loan.  Cross-default provisions allow a lender to foreclose on the related property in the event a default is declared under another loan.  For federal income tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage.  If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure but would not receive any cash proceeds.

Financial covenants may restrict our operating, investing, or financing activities, which may adversely impact our financial condition and operating results.

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

In particular, our outstanding line of credit contains customary restrictions, requirements and other limitations on our ability to incur indebtedness, including limitations on the maximum ratio of total liabilities to assets, the minimum fixed charge coverage, and the minimum tangible net worth ratio.  Our ability to borrow under our line of credit is subject to compliance with these financial and other covenants.  We rely on our ability to borrow under our line of credit to finance acquisition, development, and redevelopment activities and for working capital.  If we are unable to borrow under our line of credit, our financial condition and results of operations would likely be adversely impacted.

Because we must annually distribute a substantial portion of our income to maintain our REIT status, we may not retain sufficient cash from operations to fund our investing needs.

As a REIT, we are subject to annual distribution requirements under the Code.  In general, we must annually distribute at least 90% of our REIT taxable income, excluding net capital gains, to our shareholders to maintain our REIT status.  We intend to make distributions to our shareholders to comply with the requirements of the Code.

Differences in timing between the recognition of taxable income and the actual receipt of cash could require us to sell assets or borrow funds on a short-term or long-term basis to meet the 90% distribution requirement.  In addition, the distribution requirement reduces the amount of cash we retain for use in funding our capital requirements and our growth.  As a result, we have historically funded our acquisition, development and redevelopment activities by any of the following:  selling assets that no longer meet our investment criteria; selling common shares and preferred shares; borrowing from financial institutions; and entering into joint venture transactions with third parties.  Our failure to obtain funds from these sources could limit our ability to grow, which could have a material adverse effect on the value of our securities.

Corporate Risks

The price of our common shares may fluctuate significantly.

The market price of our common shares fluctuates based upon numerous factors, many of which are outside of our control.  A decline in our share price, whether related to our operating results or not, may constrain our ability to raise equity in pursuit of our business objectives.  In addition, a decline in price may affect the perceptions of lenders, tenants, or others with whom we transact.  Such parties may withdraw from doing business with us as a result.  An inability to raise capital at a suitable cost or at any cost, or to do business with certain tenants or other parties, could affect our operations and financial condition.

Our failure to qualify as a REIT would result in higher taxes and reduced cash available for distribution to our shareholders.

We intend to operate in a manner so as to qualify as a REIT for federal income tax purposes.  Our continued qualification as a REIT will depend on our satisfaction of certain asset, income, investment, organizational, distribution, shareholder ownership and other requirements on a continuing basis.  Our ability to satisfy the asset requirements depends upon our analysis of the fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals.  In addition, our compliance with the REIT income and asset requirements depends upon our ability to manage successfully the composition of our income and assets on an ongoing basis.  Moreover, the proper classification of an instrument as debt or equity for federal income tax purposes may be uncertain in some circumstances, which could affect the application of the REIT qualification requirements.  Accordingly, there can be no assurance that the Internal Revenue Service (“IRS”) will not contend that our interests in subsidiaries or other issuers constitute a violation of the REIT requirements.  Moreover, future economic, market, legal, tax or other considerations may cause us to fail to qualify as a REIT.

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

Even if we qualify as a REIT, we may be subject to federal income and excise taxes in various situations, such as if we fail to distribute all of our REIT taxable income. We also will be required to pay a 100% tax on non-arm’s length transactions between us and our TRS and on any net income from sales of property that the IRS successfully asserts was property held for sale to customers in the ordinary course. Additionally, we may be subject to state or local taxation in various state or local jurisdictions, including those in which we transact business.  The state and local tax laws may not conform to the federal income tax treatment.  Any taxes imposed on us would reduce our operating cash flow and net income.

The rules dealing with federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the United States Treasury Department.  Changes to tax laws, which may have retroactive application, could adversely affect our shareholders or us.  We cannot predict how changes in tax laws might affect our shareholders or us.

We are party to litigation in the ordinary course of business, and an unfavorable court ruling could have a negative effect on us.

We are the defendant in a number of claims brought by various parties against us.  Refer to Item 3 and to Note 23 of the notes to the consolidated financial statements in Item 8 for a description of one such claim.  Although we intend to exercise due care and consideration in all aspects our business, it is possible additional claims could be made against us.  We maintain insurance coverage including general liability coverage to help protect us in the event a claim is awarded; however, some claims including the one described in Note 23 are uninsured.  In the event that claims against us are successful and uninsured or underinsured, or we elect to settle claims that we determine are in our interest to settle, our operating results and cash flow could be adversely impacted.  In addition, an increase in claims and/or payments could result in higher insurance premiums, which could also adversely affect our operating results and cash flow.

We are subject to various environmental laws and regulations which govern our operations and which may result in potential liability.

Under various federal, state and local laws, ordinances and regulations relating to the protection of the environment, a current or previous owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances disposed, stored, released, generated, manufactured or discharged from, on, at, onto, under or in such property. Environmental laws often impose such liability without regard to whether the owner or operator knew of, or was responsible for, the presence or release of such hazardous or toxic substance. The presence of such substances, or the failure to properly remediate such substances when present, released or discharged, may adversely affect the owner’s ability to sell or rent such property or to borrow using such property as collateral. The cost of any required remediation and the liability of the owner or operator therefore as to any property is generally not limited under such environmental laws and could exceed the value of the property and/or the aggregate assets of the owner or operator. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the cost of removal or remediation of such substances at a disposal or treatment facility, whether or not such facility is owned or operated by such persons. In addition to any action required by federal, state or local authorities, the presence or release of hazardous or toxic substances on or from any property could result in private plaintiffs bringing claims for personal injury or other causes of action.

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

Restrictions on the ownership of our common shares are in place to preserve our REIT status.

Our declaration of trust restricts ownership by any one shareholder to no more than 9.8% of our outstanding common shares, subject to certain exceptions granted by our Board.  The ownership limit is intended to ensure that we maintain our REIT status given that the Code imposes certain limitations on the ownership of the stock of a REIT.  Not more than 50% in value of our outstanding shares of beneficial interest may be owned, directly or indirectly by five or fewer individuals (as defined in the Code) during the last half of any taxable year.  If an individual or entity were found to own constructively more than 9.8% in value of our outstanding shares, then any excess shares would be transferred by operation of our declaration of trust to a charitable trust, which would sell such shares for the benefit of the shareholder in accordance with procedures specified in our declaration of trust.

The ownership limit may discourage a change in control, may discourage tender offers for our common shares, and may limit the opportunities for our shareholders to receive a premium for their shares.  Upon due consideration, our Board previously had granted a limited exception to this restriction for certain shareholders who requested an increase in their ownership limit, however the Board has no obligation to grant such limited exceptions in the future.

Certain anti-takeover provisions of our Declaration of Trust and Bylaws may inhibit a change of our control.

Certain provisions contained in our Declaration of Trust and Bylaws and the Maryland General Corporation Law, as applicable to Maryland REITs, may discourage a third party from making a tender offer or acquisition proposal to us. These provisions and actions may delay, deter or prevent a change in control or the removal of existing management. These provisions and actions also may delay or prevent the shareholders from receiving a premium for their common shares of beneficial interest over then-prevailing market prices.

These provisions and actions include:

●	the REIT ownership limit described above;

●	authorization of the issuance of our preferred shares of beneficial interest with powers, preferences or rights to be determined by our Board;

●
special meetings of our shareholders may be called only by the chairman of our Board, the president, one-third of the Trustees, or the secretary upon the written request of the holders of shares entitled to cast not less than a majority of all the votes entitled to be cast at such meeting;

●	a two-thirds shareholder vote is required to approve some amendments to our Declaration of Trust;

●	our Bylaws contain advance-notice requirements for proposals to be presented at shareholder meetings; and

●
our Board, without the approval of our shareholders, may from time to time (i) amend our declaration of trust to increase or decrease the aggregate number of shares of beneficial interest, or the number of shares of beneficial interest of any class, that we have authority to issue, and (ii) reclassify any unissued shares of beneficial interest into one or more classes or series of shares of beneficial interest.

In addition, the Trust, by Board action, may elect to be subject to certain provisions of the Maryland General Corporation Law that inhibit takeovers such as the provision that permits the Board by way of resolution to classify itself, notwithstanding any provision our Declaration of Trust or Bylaws.

Certain officers and trustees may have potential conflicts of interests with respect to properties contributed to the Operating Partnership in exchange for OP Units.

Certain of our officers and members of our Board of Trustees own OP Units obtained in exchange for contributions of their partnership interests in properties to the Operating Partnership.  By virtue of this exchange, these individuals may have been able to defer some, if not all, of the income tax liability they could have incurred if they sold the properties for cash.  As a result, these individuals may have potential conflicts of interest with respect to these properties, such as sales or refinancings that might result in federal income tax consequences.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties

As of December 31, 2010, we owned and managed a portfolio of 89 shopping centers and one office building with approximately 20.3 million square feet of gross leasable area, of which 15.6 million is owned directly by us or our unconsolidated joint venture partnerships.  Our combined portfolio reflected in Item 2 represents consolidated properties and unconsolidated joint venture properties at 100%.  Our consolidated properties are encumbered by total debt of $543.5 million, which includes mortgage loans, our revolving credit facility, term loan and bridge loan.  Our unconsolidated joint venture properties are encumbered by mortgage loans of $436.6 million, of which $114.0 million is our proportionate share.

The following table provides information for all properties in which we owned an equity interest, had a leasehold interest, or otherwise controlled as of December 31, 2010:

Ramco-Gershenson Properties Trust
Portfolio Summary Report
As of December 31, 2010

Property Name	Ownership %	Year Built / Renovated	Total Center GLA (1)	Total Owned GLA (1)	% Leased	Average base rent per leased SF	Anchor Tenants (2)

CONSOLIDATED PORTFOLIO

FLORIDA (11)
Coral Creek Shops	100%	1992/2002/NA	109,312	109,312	90.8%	$15.17	Publix
Lantana Shopping Center	100%	1959/1996/2002	123,610	123,610	94.9%	10.96	Publix
Naples Towne Centre	100%	1982/1996/2003	167,387	134,707	98.5%	5.89	Beall's, Save-A-Lot, (Goodwill)
Pelican Plaza	100%	1983/1997/NA	93,598	93,598	82.9%	9.87	Linens 'N Things (5)
River City Marketplace	100%	2005/2005/NA	887,466	544,965	95.1%	15.66	Ashley Furniture HomeStore, Bed Bath & Beyond, Best Buy, Gander Mountain, Michaels, OfficeMax, PETsMART, Ross Dress For Less, Wallace Theaters, (Lowe's), (Wal-Mart)
River Crossing Centre	100%	1998/2003/NA	62,038	62,038	92.7%	12.07	Publix
Rivertowne Square	100%	1980/1998/NA	154,349	154,349	89.7%	8.63	Beall's Outlet, Winn-Dixie
Southbay Shopping Center	100%	1978/1998/NA	96,790	96,790	80.3%	8.60	Beall's Clearance Store (3)
Sunshine Plaza	100%	1972/1996/2001	237,026	237,026	88.2%	8.04	Old Time Pottery, Publix
The Crossroads	100%	1988/2002/NA	120,092	120,092	86.9%	15.45	Publix
Village Lakes Shopping Center	100%	1987/1997/NA	186,496	186,496	63.2%	8.97	Sweet Bay
Total / Average			2,238,164	1,862,983	88.6%	$11.78

GEORGIA (6)
Centre at Woodstock	100%	1997/2004/NA	86,748	86,748	78.9%	$11.20	Publix
Conyers Crossing	100%	1978/1998/NA	170,475	170,475	100.0%	5.15	Burlington Coat Factory, Hobby Lobby
Holcomb Center	100%	1986/1996/NA	107,053	107,053	74.4%	10.78	Studio Movie Grill
Horizon Village	100%	1996/2002/NA	97,001	97,001	89.8%	10.15	Publix (3)
Mays Crossing	100%	1984/1997/2007	137,284	137,284	95.5%	6.59	Big Lots, Dollar Tree, Value Village - Sublessee of ARCA Inc
Promenade at Pleasant Hill	100%	1993/2004/NA	280,225	280,225	48.7%	10.30	Farmers Home Furniture, Publix
Total / Average			878,786	878,786	76.6%	$8.40

ILLINOIS (1)
Liberty Square	100%	1987/2010/2008	107,369	107,369	86.3%	$13.03	Jewel Osco
Total / Average			107,369	107,369	86.3%	$13.03

INDIANA (1)
Merchants' Square	100%	1970/2004/NA	358,875	278,875	90.3%	$10.11	Cost Plus, Hobby Lobby (3), (Marsh Supermarket)
Total / Average			358,875	278,875	90.3%	$10.11

MICHIGAN (26)
Beacon Square	100%	2004/2004/NA	154,703	51,387	89.4%	$17.17	(Home Depot)
Clinton Pointe	100%	1992/2003/NA	248,206	135,330	91.1%	9.75	OfficeMax, Sports Authority, (Target)
Clinton Valley	100%	1985/1996/2009	102,001	102,001	91.0%	7.08	Hobby Lobby
Clinton Valley Mall	100%	1977/1996/2002	99,281	99,281	100.0%	16.00	Office Depot, DSW Shoe Warehouse
Eastridge Commons	100%	1990/1996/2001	287,453	169,676	53.6%	8.79	Office Depot (3), T J Maxx, (Target)
Edgewood Towne Center	100%	1990/1996/2001	312,950	85,757	72.0%	11.74	OfficeMax, (Sam's Club), (Target)
Fairlane Meadows	100%	1987/2003/NA	338,808	137,508	94.1%	12.91	Best Buy, Citi Trends, (Burlington Coat Factory), (Target)
Fraser Shopping Center	100%	1977/1996/NA	68,326	68,326	100.0%	6.08	Oakridge Market
Gaines Marketplace	100%	2004/2004/NA	392,169	392,169	99.2%	4.47	Meijer, Staples, Target
Hoover Eleven	100%	1989/2003/NA	299,076	299,076	74.1%	12.30	Kroger, Marshalls, OfficeMax
Jackson Crossing	100%	1967/1996/2002	652,770	398,528	94.8%	9.70	Bed Bath & Beyond, Best Buy, Jackson 10 Theater, Kohl's, T J Maxx, Toys "R" Us, (Sears), (Target)
Jackson West	100%	1996/1996/1999	210,321	210,321	90.7%	7.11	Lowe's, Michaels, OfficeMax
Kentwood Towne Centre	77.9%	1988/1996//NA	286,061	184,152	90.5%	6.09	Hobby Lobby - Sublessee of Rubloff Development Group, OfficeMax, (Rooms Today)
Lake Orion Plaza	100%	1977/1996/NA	141,073	141,073	100.0%	3.98	Hollywood Super Market, Kmart
Lakeshore Marketplace	100%	1996/2003/NA	474,453	347,653	97.8%	7.93	Barnes & Noble, Dunham's, Elder-Beerman, Hobby Lobby, T J Maxx, Toys "R" Us, (Target)
Livonia Plaza	100%	1988/2003/NA	136,422	136,422	92.9%	10.29	Kroger, TJ Maxx
Madison Center	100%	1965/1997/2000	227,088	227,088	83.1%	6.12	Kmart
New Towne Plaza	100%	1975/1996/2005	189,223	189,223	98.9%	9.75	Jo-Ann, Kohl's
Oak Brook Square	100%	1982/1996/NA	152,373	152,373	94.4%	8.67	Hobby Lobby, TJ Maxx
Roseville Towne Center	100%	1963/1996/2004	246,968	246,968	100.0%	6.90	Marshalls, Office Depot (3), Wal-Mart
Shoppes at Fairlane Meadows	100%	2007/NA/NA	19,738	19,738	100.0%	23.02	N/A
Southfield Plaza	100%	1969/1996/2003	165,999	165,999	98.0%	7.44	Burlington Coat Factory, Marshalls, Staples (3)
Tel-Twelve	100%	1968/1996/2005	523,411	523,411	98.9%	10.69	Best Buy, DSW Shoe Warehouse, Lowe's, Meijer, Michaels, Office Depot, PETsMART
The Auburn Mile	100%	2000/1999/NA	624,212	90,553	100.0%	10.66	Jo-Ann, Staples, (Best Buy), (Costco), (Meijer), (Target)
West Oaks I	100%	1979/1996/2004	243,987	243,987	100.0%	9.55	Best Buy, DSW Shoe Warehouse, Gander Mountain, Home Goods - Sublessee of JLPK-Novi LLC, Michaels, Old Navy
West Oaks II	100%	1986/1996/2000	389,094	167,954	99.4%	17.37	Jo-Ann, Marshalls, (Bed Bath & Beyond), (Kohl's), (Toys "R" Us), (Value City Furniture)
Total / Average			6,986,166	4,985,954	92.9%	$9.11

Ramco-Gershenson Properties Trust
Portfolio Summary Report
As of December 31, 2010

Property Name	Ownership %	Year Built / Renovated	Total Center GLA (1)	Total Owned GLA (1)	% Leased	Average base rent per leased SF	Anchor Tenants (2)
OHIO (5)
Crossroads Centre	100%	2001/2001/NA	470,245	344,045	97.1%	$9.01	Giant Eagle, Home Depot, Michaels, T J Maxx, (Target)
OfficeMax Center	100%	1994/1996/NA	22,930	22,930	100.0%	12.10	OfficeMax
Rossford Pointe	100%	2006/2005/NA	47,477	47,477	100.0%	9.86	Office Depot (3), PETsMART
Spring Meadows Place	100%	1987/1996/2005	596,587	211,817	92.1%	11.16	Ashley Furniture, OfficeMax, PETsMART, T J Maxx, (Best Buy), (Big Lots), (Dick's Sporting Goods), (Guitar Center), (Kroger), (Sam's Club), (Target)
Troy Towne Center	100%	1990/1996/2003	341,719	144,610	97.6%	6.14	Kohl's, (Wal-Mart)
Total / Average			1,478,958	770,879	96.1%	$9.18

SOUTH CAROLINA (1)
Taylors Square	100%	1989/1997/2005	241,236	33,791	95.8%	$17.26	(Wal-Mart)
Total / Average			241,236	33,791	95.8%	$17.26

TENNESSEE (2)
Northwest Crossing	100%	1989/1997/NA	304,224	96,279	100.0%	$8.77	HH Gregg, Ross Dress For Less, (Wal-Mart)
Northwest Crossing II	100%	1999/1999/NA	28,174	28,174	100.0%	11.38	OfficeMax
Total / Average			332,398	124,453	100.0%	$9.36

VIRGINIA (1)
The Town Center at Aquia (7)	100%	1989/1998/NA	97,990	97,990	89.0%	$25.16	Northrop Grumman
Total / Average			97,990	97,990	89.0%	$25.16

WISCONSIN (2)
East Town Plaza	100%	1992/2000/2000	341,954	208,959	89.8%	$9.23	Borders, Burlington Coat Factory, Jo-Ann, Marshalls, (Shopko), (Toys "R" Us)
The Shoppes at Fox River	100%	2009/2010/NA	267,992	135,610	92.6%	16.27	Pick 'n Save, (Target)
Total / Average			609,946	344,569	90.9%	$12.05

CONSOLIDATED PORTFOLIO SUBTOTAL / AVERAGE			13,329,888	9,485,649	90.7%	$9.93

CONSOLIDATED PORTFOLIO UNDER REDEVELOPMENT:(2)
The Town Center at Aquia (4)	100%	1989/1998/NA	40,518	40,518	100.0%	$10.64	Regal Cinemas
West Allis Towne Centre	100%	1987/1996/NA	315,626	315,626	90.7%	8.20	Burlington Coat Factory, Kmart, Office Depot
Total / Average			356,144	356,144	91.8%	$8.52

CONSOLIDATED PORTFOLIO TOTAL / AVG (INCL REDEV)			13,686,032	9,841,793	90.7%	$9.88

JOINT VENTURE PORTFOLIO (AT 100%)

FLORIDA (14)
Cocoa Commons	30%	2001/2007/NA	90,116	90,116	84.4%	$12.17	Publix
Cypress Point	30%	1983/2007/NA	167,280	167,280	95.0%	11.81	Burlington Coat Factory, The Fresh Market
Kissimmee West	7%	2005/2005/NA	300,186	115,586	86.8%	12.17	Jo-Ann, Marshalls, (Target)
Marketplace of Delray	30%	1981/2005/NA	238,901	238,901	89.9%	12.09	Office Depot, Ross Dress For Less, Winn-Dixie
Martin Square	30%	1981/2005/NA	331,105	331,105	91.2%	6.24	Home Depot, Sears, Staples
Mission Bay Plaza	30%	1989/2004/NA	272,866	272,866	91.9%	20.56	Golfsmith (6), LA Fitness Sports Club, OfficeMax, Toys "R" Us
Shenandoah Square	40%	1989/2001/NA	123,646	123,646	98.0%	14.92	Publix
Shoppes of Lakeland	7%	1985/1996/NA	312,288	188,888	96.5%	11.93	Ashley Furniture, Michaels, (Target)
The Plaza at Delray	20%	1979/2004/NA	331,496	331,496	92.4%	15.28	Books-A-Million, Marshalls, Publix, Regal Cinemas, Ross Dress For Less, Staples
Treasure Coast Commons	30%	1996/2004/NA	92,979	92,979	100.0%	12.42	Barnes & Noble, OfficeMax, Sports Authority
Village of Oriole Plaza	30%	1986/2005/NA	155,770	155,770	94.4%	12.40	Publix
Village Plaza	30%	1989/2004/NA	146,755	146,755	75.9%	12.65	Staples
Vista Plaza	30%	1998/2004/NA	109,761	109,761	88.7%	12.84	Bed Bath & Beyond, Michaels, Total Wine and More (6)
West Broward Shopping Center	30%	1965/2005/NA	156,236	156,236	98.0%	10.80	Badcock, National Pawn Shop, Save-A-Lot, US Postal Service
Total / Average			2,829,385	2,521,385	91.8%	$12.69

GEORGIA (3)
Collins Pointe Plaza	20%	1987/2006/NA	94,267	94,267	92.1%	$8.68	Goodwill
Paulding Pavilion	20%	1995/2006/NA	84,846	84,846	97.7%	14.03	Sports Authority, Staples
Peachtree Hill	20%	1986/2007/NA	150,872	150,872	63.9%	10.46	Kroger
Total / Average			329,985	329,985	80.7%	$10.99

ILLINOIS (2)
Market Plaza	20%	1965/2007/1996	163,054	163,054	90.4%	$14.85	Jewel Osco, Staples
Rolling Meadows Shopping Center	20%	1956/2008/1995	130,436	130,436	89.5%	10.46	Jewel Osco, Northwest Community Hospital
Total / Average			293,490	293,490	90.0%	$12.91

Ramco-Gershenson Properties Trust
Portfolio Summary Report
As of December 31, 2010

Property Name	Ownership %	Year Built / Renovated	Total Center GLA (1)	Total Owned GLA (1	% Leased	Average base rent per leased SF	Anchor Tenants (2)

INDIANA (1)
Nora Plaza	7%	1958/2007/2002	263,838	140,038	99.1%	$13.34	Marshalls, Whole Foods, (Target)
Total / Average			263,838	140,038	99.1%	$13.34

MARYLAND (1)
Crofton Centre	20%	1974/1996/NA	252,491	252,491	89.8%	$7.35	Basics/Metro, Kmart, Gold's Gym
Total / Average			252,491	252,491	89.8%	$7.35

MICHIGAN (7)
Gratiot Crossing	30%	1980/2005/NA	165,544	165,544	91.0%	$8.55	Jo-Ann, Kmart
Hunter's Square	30%	1988/2005/NA	357,302	357,302	98.3%	16.36	Bed Bath & Beyond, Borders, Loehmann's, Marshalls, T J Maxx
Millennium Park	30%	2000/2005/NA	634,015	281,374	85.9%	13.19	Home Depot, Marshalls, Michaels, PETsMART, (Costco), (Meijer)
Southfield Plaza Expansion	50%	1987/1996/2003	19,410	19,410	81.5%	14.71	N/A
Troy Marketplace	30%	2000/2005/NA	242,773	222,173	94.9%	14.62	Famous Furniture, Golfsmith, LA Fitness, Nordstrom Rack, PETsMART, (REI)
West Acres Commons	40%	1998/2001/NA	95,089	95,089	88.9%	12.36	VG's Food Center
Winchester Center	30%	1980/2005/NA	429,622	314,409	98.4%	13.36	Borders, Dick's Sporting Goods, Linens 'N Things (5), Marshalls, Michaels, PETsMART, (Kmart)
Total / Average			1,943,755	1,455,301	93.7%	$13.72

NEW JERSEY (1)
Chester Springs Shopping Center	20%	1970/1996/1999	223,201	223,201	87.4%	$13.70	Shop-Rite Supermarket, Staples
Total / Average			223,201	223,201	87.4%	$13.70

OHIO (2)
Olentangy Plaza	20%	1981/2007/1997	253,930	253,930	94.6%	$10.07	Eurolife Furniture, Marshalls, MicroCenter, Sunflower Market (3), Tuesday Morning (6)
The Shops on Lane Avenue	20%	1952/2007/2004	161,805	161,805	97.9%	18.92	Bed Bath & Beyond, Whole Foods
Total / Average			415,735	415,735	95.9%	$13.51

JV PORTFOLIO SUBTOTAL / AVERAGE			6,551,880	5,631,626	91.8%	$12.77

JOINT VENTURE UNDER REDEVELOPMENT: (1)
The Shops at Old Orchard	30%	1972/2007/NA	97,024	97,024	77.7%	$18.25	Plum Market
Total / Average			97,024	97,024	77.7%	$18.25

JV PORTFOLIO TOTAL / AVERAGE (INCL REDEV)			6,648,904	5,728,650	91.5%	$12.85

PORTFOLIO TOTAL / AVERAGE (CONSOLIDATED & JV)			20,334,936	15,570,443	91.0%	$10.98

Footnotes

(1)      Company owned GLA represents gross leasable area that is owned by us.  Total Center GLA includes owned GLA and anchor space.
(2)      Anchor tenants are any tenant over 19,000 square feet.  Tenants shown in parenthesis own their own GLA.
(3)      Tenant closed and is lease obligated.
(4)      The Town Center at Aquia is considered a development project.
(5)      Tenant closed in bankruptcy.  At December 31, 2010, the lease was guaranteed by CVS.
(6)      Space delivered to the tenant.
(7)      Represents the income-producing office building at The Town Center at Aquia.

Our leases for tenant space under 19,000 square feet generally have terms ranging from three to five years.  Tenant leases greater than 19,000 square feet generally have lease terms in excess of five years or more, mostly comprised of anchor tenants.  Many of the anchor leases contain provisions allowing the tenant the option of extending the lease term at expiration at contracted rental rates that often include fixed rent increases, consumer price index adjustments or other market rate adjustments from the prior base rent.  The majority of our leases provide for monthly payment of base rent in advance, percentage rent based on the tenant’s sales volume, reimbursement of the tenant’s allocable real estate taxes, insurance and common area maintenance (“CAM”) expenses and reimbursement for utility costs if not directly metered.

Major Tenants

The following table sets forth as of December 31, 2010 the gross leasable area, or GLA, of our existing properties leased to tenants in our combined properties portfolio:

Type of Tenant	Annualized Base Rental Revenue	% of Total Annualized Base Rental Revenue	Company Owned GLA (2)	% of Total Company Owned GLA (2)

Anchor (1)	$77,396,450	50.5%	9,782,695	62.8%
Retail (non-anchor)	75,937,551	49.5%	5,787,748	37.2%
Total	153,334,001	100.0%	15,570,443	100.0%

(1)	We define anchor tenants as tenants occupying a space consisting of 19,000 square feet or more.
(2)	GLA owned directly by us or our unconsolidated joint venture partnerships.

The following table depicts as of December 31, 2010 information regarding leases with the twenty largest tenants in our combined properties portfolio:

Tenant Name	Credit Rating S&P/Moody's (1)	Number of Leases	Leased GLA SF	% of Total Company Owned GLA(2)	Total Annualized Base Rent	Annualized Base Rent PSF	% of Annualized Base Rental Revenue

T.J. Maxx/Marshalls	A/A3	20	636,154	4.1%	$5,866,497	$9.22	3.8%
Publix Super Market	NR/NR	12	574,794	3.7%	4,534,891	7.89	3.0%
Home Depot	BBB+/Baa1	3	384,690	2.5%	2,857,500	7.43	1.9%
Dollar Tree	NR/NR	30	315,116	2.0%	2,827,164	8.97	1.8%
Kmart/Sears	BB-/Ba2	6	618,341	4.0%	2,760,656	4.46	1.8%
OfficeMax	B/B1	11	252,045	1.6%	2,699,078	10.71	1.8%
Jo-Ann Fabrics	BB-/NR	6	218,993	1.4%	2,445,621	11.17	1.6%
Burlington Coat Factory	NR/NR	5	360,867	2.3%	2,376,333	6.59	1.5%
Staples	BBB/Baa2	10	224,292	1.4%	2,277,886	10.16	1.5%
Best Buy	BBB-/Baa2	5	176,677	1.1%	2,214,623	12.53	1.4%
PETsMART	BB/NR	7	160,428	1.0%	2,160,407	13.47	1.4%
Michaels Stores	B-/B3	9	199,724	1.3%	2,124,876	10.64	1.4%
Gander Mountain	NR/NR	2	159,791	1.0%	1,899,745	11.89	1.2%
Bed Bath & Beyond	BBB/NR	5	154,599	1.0%	1,846,043	11.94	1.2%
Lowe's Home Centers	A/A1	2	270,394	1.7%	1,822,956	6.74	1.2%
Meijer	NR/NR	2	397,428	2.6%	1,697,000	4.27	1.1%
Kroger	BBB/Baa2	3	207,709	1.3%	1,676,417	8.07	1.1%
Office Depot	B/B2	7	168,832	1.1%	1,674,772	9.92	1.1%
Hobby Lobby	NR/NR	5	276,173	1.8%	1,640,038	5.94	1.1%
LA Fitness Sports Club	NR/NR	2	76,833	0.5%	1,581,552	20.58	1.0%
Sub-Total top 20 tenants		152	5,833,880	37.4%	$48,984,055	$8.40	31.9%

Remaining tenants		1,410	8,136,659	52.3%	104,349,946	12.82	68.1%

Sub-Total all tenants		1,562	13,970,539	89.7%	$153,334,001	$10.98	100.0%

Vacant		400	1,599,904	10.3%	N/A	N/A	N/A

Total including vacant		1,962	15,570,443	100.0%	$153,334,001	N/A	100.0%

(1)	Latest company filings per Credit Risk Monitor.
(2)	GLA owned directly by us or our unconsolidated joint venture partnerships.

Lease Expirations

The following tables set forth a schedule of lease expirations for the next ten years and thereafter, assuming that no renewal options are exercised for our combined portfolio:

ALL TENANTS

Expiring Leases As of December 31, 2010
Year	Number of Leases	Average Annualized Base Rental Revenue	Annualized Base Rental Revenue	% of Total Annualized Base Rental Revenue	Company Owned Leased GLA(2)	% of Company Owned Leased GLA
		(per square foot)			(in square feet)
(1)	49	$10.12	$1,656,364	1.1%	163,727	1.2%
2011	228	12.31	11,887,102	7.8%	965,292	6.9%
2012	287	11.83	19,073,746	12.4%	1,612,003	11.5%
2013	284	12.17	20,578,783	13.4%	1,691,313	12.1%
2014	198	9.96	16,530,355	10.8%	1,660,113	11.9%
2015	169	10.89	16,985,250	11.1%	1,559,766	11.2%
2016	133	10.46	17,693,861	11.5%	1,692,016	12.1%
2017	46	13.61	9,723,167	6.3%	714,363	5.1%
2018	42	12.39	7,316,272	4.8%	590,273	4.2%
2019	33	10.47	6,542,934	4.3%	625,095	4.5%
2020	37	8.48	5,443,415	3.6%	641,755	4.6%
2021+	56	9.69	19,902,752	12.9%	2,054,823	14.7%
	1,562	$10.98	$153,334,001	100.0%	13,970,539	100.0%

(1)	Tenants currently under month to month lease or in the process of renewal.
(2)	GLA owned directly by us or our unconsolidated joint venture partnerships.

ANCHOR TENANTS (greater than 19,000 square feet)

Expiring Anchor Leases As of December 31, 2010
Year	Number of Leases	Average Annualized Base Rental Revenue	Annualized Base Rental Revenue	% of Total Annualized Base Rental Revenue	Company Owned Leased GLA(2)	% of Company Owned Leased GLA
		(per square foot)			(in square feet)
(2)	2	$7.80	$360,000	0.5%	46,128	0.5%
2011	9	7.69	2,061,605	2.7%	268,164	2.9%
2012	17	6.19	4,542,590	5.9%	733,376	8.0%
2013	27	8.72	8,428,556	10.9%	966,086	10.5%
2014	22	6.49	6,754,192	8.7%	1,039,937	11.3%
2015	26	8.60	8,840,330	11.4%	1,027,948	11.2%
2016	30	8.12	9,825,514	12.7%	1,209,821	13.2%
2017	16	12.58	7,218,017	9.3%	573,863	6.2%
2018	13	11.00	5,130,530	6.6%	466,343	5.1%
2019	10	9.36	4,904,922	6.3%	524,180	5.7%
2020	7	6.03	2,996,358	3.9%	496,910	5.4%
2021+	29	8.85	16,333,836	21.1%	1,845,776	20.0%
	208	$8.41	$77,396,450	100.0%	9,198,532	100.0%

(1)	Tenants currently under month to month lease or in the process of renewal.
(2)	GLA owned directly by us or our unconsolidated joint venture partnerships.

NON-ANCHOR TENANTS (less than 19,000 square feet)

Expiring Non-Anchor Leases As of December 31, 2010
Year	Number of Leases	Average Annualized Base Rental Revenue	Annualized Base Rental Revenue	% of Total Annualized Base Rental Revenue	Company Owned Leased GLA(2)	% of Company Owned Leased GLA
		(per square foot)			(in square feet)
(1)	47	$11.02	$1,296,364	1.7%	117,599	2.5%
2011	219	14.09	9,825,497	12.9%	697,128	14.6%
2012	270	16.54	14,531,156	19.1%	878,627	18.4%
2013	257	16.75	12,150,228	16.0%	725,227	15.2%
2014	176	15.76	9,776,163	12.9%	620,176	13.0%
2015	143	15.32	8,144,921	10.7%	531,818	11.1%
2016	103	16.32	7,868,347	10.4%	482,195	10.1%
2017	30	17.83	2,505,150	3.3%	140,500	2.9%
2018	29	17.64	2,185,742	2.9%	123,930	2.6%
2019	23	16.23	1,638,012	2.2%	100,915	2.1%
2020	30	16.89	2,447,057	3.2%	144,845	3.0%
2021+	27	17.07	3,568,914	4.7%	209,047	4.5%
	1,354	$15.91	$75,937,551	100.0%	4,772,007	100.0%

(1)	Tenants currently under month to month lease or in the process of renewal.
(2)	GLA owned directly by us or our unconsolidated joint venture partnerships.

Land Held for Development and/or Sale

At December 31, 2010, we owned, either directly or through our interest in real estate joint ventures, four projects under pre-development and four parcels of land adjacent to certain of our existing developed properties located in Florida, Georgia, Michigan, Tennessee and Virginia.  During the year, we made the decision to market certain land parcels for sale at these projects which triggered an impairment provision of $12.6 million.  Also during the year, we determined that we would market for sale all components of a mixed-use development project located in Stafford County, Virginia.  Our change in plan triggered an additional impairment charge of $16.2 million for buildings and other improvements that we demolished in order to ready the asset for sale and subsequent development.  Total impairments related to undeveloped land at our development and operating properties of $28.8 million were recognized for the year ended December 31, 2010.
For a detailed discussion of these projects, refer to Note 1 of the notes to the consolidated financial statements.

Insurance

Our tenants are generally responsible under their leases for providing adequate insurance on the spaces they lease.  We believe that our properties are adequately covered by commercial general liability, fire, flood, terrorism, environmental, and where necessary, hurricane and windstorm insurance coverages, which are all provided by reputable companies, with commercially reasonable exclusions, deductibles and limits.

Item 3. Legal Proceedings.

We are currently involved in certain litigation arising in the ordinary course of business.

In December 2008, John Carlo, Inc. (“Carlo”) filed a lawsuit against the Company and J. Raymond Construction Company (“JRCC”) in the Circuit Court of the Fourth Judicial Circuit in Duval, Florida related to concrete and road work for a development project in Florida.  Carlo seeks additional compensation and damages for purported impacts to Carlo’s work on the project.

In February 2009, JRCC and the Company each filed motions seeking the dismissal of all or portions of the litigation, which both remain pending.  In July 2010, the case was moved from the Circuit Court to the Business Court in Orlando, Florida.

A mediation meeting was held in February 2011, but no settlement was reached.  Trial is currently scheduled for September 2011.

Pursuant to its most recent amended complaint, Carlo has asserted claims for breach of contract against JRCC, for breach of implied contract against JRCC and the Company, and for tortious interference against the Company.  Carlo seeks to recover direct damages as well as consequential damages for the loss of its business, which closed in 2010.

Management of the Company is currently unable to predict the outcome of this litigation.  No amounts have been accrued in the financial statements with respect to the outcome of this proceeding, as under the guidance of ASC 450-20 “Loss Contingencies”, the amount of any liability is neither probable nor reasonably estimable.  The Company intends to vigorously defend the claims asserted against the Company and JRCC.

Item 4. [Removed and Reserved]

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information
Our common shares are currently listed and traded on the New York Stock Exchange (“NYSE”) under the symbol “RPT”.  On March 1, 2011, the closing price of our common shares on the NYSE was $13.41.

Shareholder Return Performance Graph
The following line graph sets forth the cumulative total return on a $100 investment (assuming the reinvestment of dividends) in each of the Company’s common shares, the NAREIT Equity Index, and the S&P 500 Index for the period December 31, 2000 through December 31, 2010.  The stock price performance shown is not necessarily indicative of future price performance.

	Period Ending
Index	12/31/00	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
Ramco-Gershenson Properties Trust	100.00	137.54	184.55	284.54	344.69	302.97	459.33	273.78	87.55	149.55	206.99
NAREIT Equity	100.00	113.93	118.29	162.21	213.43	239.39	323.32	272.59	169.75	217.26	278.01
S&P 500	100.00	88.11	68.64	88.33	97.94	102.75	118.98	125.52	79.08	100.01	115.07

The following table depicts high and low closing prices per share for each quarter in 2010 and 2009:

Quarter Ended	High	Low

March 31, 2010	$11.71	$8.91
June 30, 2010	12.97	9.62
September 30, 2010	11.94	9.69
December 31, 2010	12.45	10.82

March 31, 2009	$7.16	$3.88
June 30, 2009	11.60	6.01
September 30, 2009	10.82	8.41
December 31, 2009	9.94	7.82

Holders

The number of holders of record of our common shares was 1,697 at March 1, 2011.  A substantially greater number of holders are beneficial owners whose shares of record are held by banks, brokers and other financial institutions.

Dividends

We declared the following cash distributions per share to our common shareholders for the years ended December 31, 2010 and 2009:

	Dividend
Record Date	Distribution	Payment Date

March 20, 2010	$0.1633	April 1, 2010
June 20, 2010	$0.1633	July 1, 2010
September 20, 2010	$0.1633	October 1, 2010
December 20, 2010	$0.1633	January 3, 2011

	Dividend
Record Date	Distribution	Payment Date

March 20, 2009	$0.2313	April 1, 2009
June 20, 2009	$0.2313	July 1, 2009
September 20, 2009	$0.1633	October 1, 2009
December 20, 2009	$0.1633	January 4, 2010

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

We have a Dividend Reinvestment Plan (the “DRIP”) which allows our common shareholders to acquire additional common shares by automatically reinvesting cash dividends. Shares are acquired pursuant to the DRIP at a price equal to the prevailing market price of such common shares, without payment of any brokerage commission or service charge. Common shareholders who do not participate in the DRIP continue to receive cash distributions as declared.

For information on the Company’s equity compensation plans as of December 31, 2010, refer to Item 12 of Part III of this report and Note 19 of the notes to the consolidated financial statements.

Item 6. Selected Financial Data (in thousands, except per share data and number of properties)

The following table sets forth our selected consolidated financial data and should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included elsewhere in this report.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share and Other Data not in dollars)
Operating Data:
Total revenue	$119,758	$122,854	$132,800	$143,684	$144,902
Operating income (loss)	(2,517)	9,968	9,760	9,171	12,627
Gain on sale of real estate assets, net of taxes	2,096	5,010	19,595	32,643	23,388
Income (loss) from continuing operations	(21,665)	12,797	31,536	44,310	39,017
Discontinued operations
Gain (loss) on sale of real estate, net of taxes	(2,050)	2,886	(463)	-	1,075
Income (loss) from operations	(9)	253	(3,641)	1,675	2,003
Net income (loss)	(23,724)	15,936	27,432	45,985	42,095
Net (income) loss attributable to noncontrolling interest
in subsidiaries	3,576	(2,216)	(3,931)	(7,310)	(6,471)
Preferred share dividends	-	-	-	(3,146)	(6,655)
Loss on redemption of preferred shares	-	-	-	(1,269)	-
Net income (loss) attributable to RPT common shareholders	$(20,148)	$13,720	$23,501	$34,260	$28,969
Earnings Per Share Data:
From continuing operations attributable to RPT common
shareholders:
Basic earnings (loss) per RPT common share	$(0.52)	$0.50	$1.46	$1.84	$1.58
Diluted earnings (loss) per RPT common share	(0.52)	0.50	1.46	1.83	1.57
Net income (loss) attributable to RPT common shareholders:
Basic earnings (loss) per RPT common share	$(0.57)	$0.62	$1.27	$1.92	$1.74
Diluted earnings (loss) per RPT common share	(0.57)	0.62	1.27	1.91	1.73
Cash dividends declared per RPT common share	$0.65	$0.79	$1.62	$1.85	$1.79
Distributions to RPT common shareholders	$22,501	$17,974	$34,338	$32,156	$29,737
Weighted average shares outstanding:
Basic earnings per RPT common share	35,046	22,193	18,471	17,851	16,665
Diluted	35,224	22,193	18,478	18,529	16,716
Balance Sheet Data (at December 31):
Cash and cash equivalents	$10,175	$8,432	$4,816	$14,483	$11,191
Accounts receivable, net	10,451	14,786	17,183	19,344	19,005
Investment in real estate (before accumulated
depreciation)	1,073,949	1,002,855	1,010,714	1,049,764	1,052,048
Total assets	1,052,829	997,957	1,014,526	1,088,499	1,064,870
Mortgages and notes payable	571,694	552,836	663,189	691,644	676,225
Total liabilities	613,463	591,392	701,488	765,742	720,722
Total RPT shareholders' equity	402,273	367,228	273,714	281,517	304,547
Noncontrolling interest in subsidiaries	37,093	39,337	39,324	41,240	39,601
Total shareholders' equity	439,366	406,565	313,038	322,757	344,148

Other Data:
Funds from operations available
to RPT common shareholders (1)	$16,472	$45,263	$47,362	$54,975	$54,604
Cash provided by operating activities	43,249	48,064	26,998	85,988	46,785
Cash (used in) provided by investing activities	(101,935)	(3,334)	33,617	23,182	42,113
Cash (used in) provided by financing activities	60,385	(41,114)	(70,282)	(105,743)	(84,484)
Number of properties (at December 31) (2)	90	88	89	89	81
Company owned GLA (at December 31) (2)	15,570	15,306	15,914	16,030	14,645
Occupancy rate (at December 31) (2)	91.0%	90.3%	91.3%	92.1%	93.6%

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the consolidated financial statements, the notes thereto, and the comparative summary of selected financial data appearing elsewhere in this report.  Discontinued operations are discussed in Note 3 of the notes to the consolidated financial statements in Item 8.  The financial information in this MD&A is based on results from continuing operations.

Any technical references contained in this filing including the accompanying financial statements and notes to consolidated financial statements have been updated to correspond to the Financial Accounting Standards Board (“FASB”) Codification (“ASC”) topics, as appropriate.  New standards not yet codified have been referenced as issued and will be updated when codified.

Overview

We are a fully integrated, self-administered, publicly-traded REIT specializing in the ownership, management, development and redevelopment of community shopping centers located in the Eastern and Midwestern regions of the United States.  Most of our properties are anchored by supermarkets and/or national chain stores. Our primary business is managing and leasing space to tenants in the shopping centers we own.  We also manage centers for our unconsolidated joint ventures for which we charge fees.  The Company’s credit risk, therefore, is concentrated in the retail industry.

At December 31, 2010, we owned and managed, either directly or through our interest in real estate joint ventures, a total of 89 shopping centers and one office building, with approximately 20.3 million square feet of gross leaseable area (“GLA”), of which 15.6 million is owned directly by us and our real estate joint ventures.  We also owned interests in four parcels of land held for development and four parcels of land adjacent to certain of our existing developed properties located in Florida, Georgia, Michigan, Tennessee and Virginia.

We are predominantly a community shopping center company with a focus on managing and adding value to our portfolio of centers that are primarily anchored by grocery stores and/or nationally recognized discount department stores.  We believe that centers with a grocery and/or discount component attract consumers seeking value-priced products.  Since these products are required to satisfy everyday needs, customers usually visit the centers on a weekly basis.  Over 52% of the shopping centers owned by us and our joint ventures are grocery anchored.  Supermarket anchor tenants for our centers include Publix Supermarket, Jewel-Osco, and Kroger.  National chain anchors for our centers include TJ Maxx/Marshalls, Home Depot, Wal-Mart, Kohl’s, Lowe’s Home Centers, Best Buy, and Target.

Our shopping centers are primarily located in major metropolitan areas in the Eastern and Midwestern regions of the United States.  Our focus on these markets has enabled us to develop a thorough understanding of the unique characteristics of our markets. In both of our primary regions, we have concentrated a number of centers in reasonable proximity to each other in order to achieve efficiencies in management, leasing and acquiring new properties.

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

As opportunities arise and market conditions permit, we may sell mature properties or non-core assets, which have less potential for growth or are not viable for redevelopment.  We intend to utilize the proceeds from such sales to reduce outstanding debt, or fund development and redevelopment activities, or fund selective acquisition opportunities.

We intend to maximize shareholder value through a well-defined business strategy that incorporates the following elements:

•	Leasing and managing our shopping centers to increase occupancy, maximize rental income, and control operating expenses and capital expenditures;

•
Redeveloping our centers to increase gross leasable area, reconfigure space for credit tenants, create outparcels, sell excess land, and generally make the centers more desirable for our tenants and their shoppers;

•	Acquiring new shopping centers that are located in targeted metropolitan markets and that provide opportunities to add value through intensive leasing, management, or redevelopment;
•	Developing our land held for development into income-producing investment property, subject to market demand, availability of capital and adequate returns on our incremental capital;
•	Selling non-core shopping centers and redeploying the proceeds into investments that meet our criteria;
•	Selling available-for-sale land parcels and using the proceeds to pay down debt or reinvest in our business;
•
Maintaining a strong and flexible balance sheet by capitalizing our Company with a moderate ratio of debt to equity and by financing our investment activities with various forms and sources of capital; and

•	Managing our overall enterprise to create an efficient organization with a strong corporate culture and transparent disclosure for all stakeholders.

The retail shopping center sector has been negatively affected by general economic conditions that have impacted our tenants’ retail operations.  These conditions have forced weaker retailers, in some cases, to declare bankruptcy and/or close stores. Certain retailers have sought rent relief from us and/or announced store closings even though they have not filed for bankruptcy protection. Any reduction in our tenants’ abilities to pay base rent, percentage rent or other charges, may adversely affect our financial condition and results of operations. Further, our ability to re-lease vacant spaces may be negatively impacted by the slow economic recovery.  While we believe the locations of our centers and diverse tenant base should mitigate the negative impact of the economic environment, we may experience an increase in vacancy that will have a negative impact on our revenue and bad debt expense. We continue to monitor our tenants’ operating performance as well as trends in the retail industry to evaluate any future impact.

Significant Operating, Investing and Financing Transactions

Operating Activity

During 2010, we executed the following operating activities:

•	Executed 100 new leases comprised of 525,744 square feet with an average base rate of $11.81 per square foot, a 3.2% decrease over the average expiring base rate;
•	Executed 251 renewal leases totaling 1,612,522 square feet with an average base rate of $10.70 per square foot, a 6.0% increase over the average expiring base rate;
•	Completed two redevelopment projects located in Roswell, Georgia and Cartersville, Georgia for a total investment of approximately $7.1 million; and
•
Made progress on two redevelopment projects where our share of costs to date is $13.3 million with remaining costs to complete these projects of approximately $2.2 million. The majority of the remaining work on these projects involves leasing up the small shop space, which requires costs for tenant and site improvements.  We expect that the redevelopment projects will be substantially complete in the first quarter of 2011.

Investment Activity

During 2010, we successfully completed the following investment transactions:

•	Acquired the Shoppes at Fox River, a 135,484 square foot grocery-anchored shopping center located in Waukesha, Wisconsin, a suburb of Milwaukee, for $23.8 million;
•	Acquired Liberty Square, a 107,369 square foot grocery-anchored shopping center located in suburban Chicago, Illinois, for $15.2 million;
•
Acquired the partnership interest of our joint venture partner in Merchants’ Square, a 278,875 square foot shopping center in Carmel, Indiana recognizing a bargain purchase gain of $9.8 million and a previously deferred gain of $1.8 million;

•	Sold Ridgeview Crossing Shopping Center located in Elkin, North Carolina for $0.9 million in net proceeds generating a net loss of $2.1 million;
•	Sold three land outparcels located in Duluth, Georgia; Hartland, Michigan; and Jacksonville, Florida for aggregate net sales proceeds of $3.2 million generating a combined net gain of $2.1 million;
•	Funded $3.1 million towards roadwork adjacent to land we own in Jacksonville, Florida; and
•	Acquired our partner’s 95% interest in a parcel of land located in Jacksonville, Florida for $0.5 million.

Financing Activity

During 2010, we accomplished the following financing transactions:

•	Issued 6.9 million of our common shares in an underwritten public offering generating net proceeds of approximately $75.7 million which were used to repay indebtedness and other corporate purposes;
•	Repaid two mortgage loans secured by two of our wholly-owned properties totaling $15.8 million and one land loan of $4.7 million;
•	Repaid three mortgage loans secured by three of our joint venture properties with our pro rata share totaling $12.7 million;
•	Closed on a $30.0 million bridge loan used to acquire the Shoppes at Fox River which bears interest at a rate of 3.8% and matures in April 2011;
•	Closed on a $31.3 million loan secured by mortgages on two of our properties which bears interest at a fixed rate of 6.5% and matures in April 2020; and
•	Closed on a $14.7 million loan secured by a newly constructed office building located in Stafford County, Virginia which bears interest at a fixed rate of 5.8% and matures in June 2015.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board.  Actual results could differ from these estimates under different assumptions or conditions.

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

Revenue Recognition and Accounts Receivable

Our shopping center space is generally leased to retail tenants under leases that are classified as operating leases. We recognize minimum rents using the straight-line method over the terms of the leases commencing when the tenant takes possession of the space and when construction of landlord funded improvements is substantially complete. Certain of the leases also provide for additional revenue based on contingent percentage income which is recorded on an accrual basis once the specified target that triggers this type of income is achieved. The leases also provide for recoveries from tenants of common area maintenance (“CAM”), real estate taxes and other operating expenses. The majority of our recoveries are estimated and recognized as revenue in the period the recoverable costs are incurred or accrued.  Revenues from management, leasing, and other fees are recognized in the period in which the services have been provided and the earnings process is complete. Lease termination income is recognized when a lease termination agreement is executed by the parties and the tenant vacates the space.  When a lease is terminated early but the tenant continues to control the space under a modified lease agreement, the lease termination fee is generally recognized evenly over the remaining term of the modified lease agreement.

Current accounts receivable from tenants primarily relate to contractual minimum rent, percentage rent, real estate taxes, CAM and other operating expense reimbursements.

We provide for bad debt expense based upon the allowance method of accounting. We continuously monitor the collectability of our accounts receivable from specific tenants, analyze historical bad debts, customer credit worthiness, current economic trends and changes in tenant payment terms when evaluating the adequacy of the allowance for bad debts.  Allowances are taken for those balances that we have reason to believe will be uncollectible.  When tenants are in bankruptcy, we make estimates of the expected recovery of pre-petition and post-petition claims.  The period to resolve these claims can exceed one year.  Management believes the allowance for doubtful accounts is adequate to absorb currently estimated bad debts.  However, if we experience bad debts in excess of the allowance we have established, our operating income would be reduced.  At December 31, 2010 and 2009, our allowance for doubtful accounts was approximately $3.9 million and $2.9 million, respectively.

In addition, many of our leases contain non-contingent rent escalations for which we recognize income on a straight-line basis over the non-cancelable lease term.  This method results in rental income in the early years of a lease being higher than actual cash received, creating a straight-line rent receivable asset which is included in the “Other Assets” line item in our consolidated balance sheets.  We assess the collectability of the straight-line rent receivable that is expected to be realized in a future period, and, depending on circumstances, we may provide a reserve against the previously recognized straight-line rent receivable asset for a portion, up to its full value, that we estimate may not be recoverable.  The balance of straight-line rent receivable at December 31, 2010 and 2009, net of allowances was $17.9 million and $17.1 million, respectively.  To the extent any of the tenants under these leases become unable to pay their contractual cash rents, we may be required to write down the straight-line rents receivable from those tenants, which would reduce our operating income.

Real Estate Investment

Income Producing

Real estate assets that we own directly are stated at cost less accumulated depreciation.  Depreciation is computed using the straight-line method.  The estimated useful lives for computing depreciation are generally 25 – 40 years for buildings and 10 – 20 years for parking lot surfacing and equipment.  We capitalize all capital improvement expenditures associated with replacements and improvements to real property that extend the property’s useful life and depreciate such improvements over their estimated useful lives ranging from 5 – 30 years.  In addition, we capitalize tenant leasehold improvements when certain criteria are met.  We consider a number of different factors to evaluate whether we or the tenant is the owner of the tenant improvement for accounting purposes.  These factors include:  1) whether the lease stipulates how and on what a tenant improvement allowance may be spent; 2) whether the tenant or landlord retains legal title to the improvements; 3) the uniqueness of the improvements; 4) the expected economic life of the tenant improvements relative to the term of the lease; and 5) who constructs or directs the construction of the improvements.  We depreciate all tenant improvements over the shorter of the useful life of the improvements or the term of the related tenant lease.  We charge maintenance and repair costs that do not extend an asset’s life to expense as incurred.

Development and Redevelopment

Real estate also includes costs incurred in the development of new operating properties, including the disposition of certain land parcels and the redevelopment of existing operating properties.  These properties are carried at cost and no depreciation is recorded on these assets until the commencement of rental revenue or no later than one year from the completion of major construction.  These costs include pre-acquisition costs directly identifiable with the specific project, development and construction costs, interest, real estate taxes and insurance.  Interest is capitalized on land under development and buildings under construction based on rates applicable to borrowings outstanding during the period and the weighted average balance of qualified assets under development/redevelopment during the period.  Indirect development costs, including salaries and benefits, travel and other related costs ceases at the earlier of one year from completion of major construction or when the property, or any completed portion, becomes available for occupancy.

The capitalized costs associated with development and redevelopment properties are depreciated over the life of the improvement.  Undepreciated tenant work is charged to depreciation expense if the applicable tenant vacates before its lease expiration and the tenant work is replaced or has not future value.  Capitalized costs associated with leases are amortized over the base term of the lease.  Unamortized leasing costs are charged to expense if the applicable tenant vacates before the expiration of the lease.  Additionally, we make estimates as to the probability of certain development and redevelopment projects being completed.  If we determine the development or redevelopment project is no longer probable of completion, we immediately expense all capitalized costs which are not recoverable.

Acquisitions

Acquisitions of properties are accounted for utilizing the acquisition method and, accordingly, the results of operations of an acquired property are included in our results of operations from the date of acquisition.  Estimates of fair values are based upon future cash flows and other valuation techniques in accordance with our fair value measurements policy, which are used to record the purchase price of acquired property among land, buildings on an “as if vacant” basis, tenant improvements, other identifiable intangibles and any gain on purchase.  Other identifiable intangible assets and liabilities include the effect of above-and below-market leases, the value of having leases in place (“as-is” versus “as if vacant” and absorption costs), out-of-market assumed mortgages and tenant relationships, if any.  Initial valuations are subject to change until such information is finalized, no later than twelve months from the acquisition date.  The impact of these estimates, including incorrect estimates in connection with acquisition values and estimated useful lives, could result in significant differences related to the purchased assets, liabilities and resulting gain on purchase, depreciation or amortization.  For the year ended December 31, 2010, we recorded in general and administrative expenses approximately $0.3 million in costs associated with the closing of our acquisitions in 2010.  We had no property acquisitions in 2009 or associated costs.

The estimated fair value of acquired in-place leases are the costs we would have incurred to lease the properties to the occupancy level of the properties at the date of acquisition.  Such estimates include the fair value of leasing commissions, legal costs and other direct costs that would be incurred to lease the properties to such occupancy levels.  Additionally, we will evaluate the time period over which such occupancy levels would be achieved.  Such evaluation will include an estimate of the net market-based rental revenues and net operating costs (primarily consisting of real estate taxes, insurance and CAM) that would be incurred during the lease-up period.  Acquired in-place leases as of the date of acquisition are amortized over the remaining lease term.

Acquired above-and below-market lease values are recorded based on the present value (using an interest rate that reflects the risks associated with the lease acquired) of the difference between the contractual amounts to be paid pursuant to the in-place leases and management’s estimate of fair market value lease rates for the corresponding in-place leases.  The capitalized above-and below-market lease values are amortized as adjustments to rental revenue over the remaining terms of the respective leases, which includes periods covered by bargain renewal options.  Should a tenant terminate its lease prior to expiration, the unamortized portion of the in-place lease value is charged to amortization expense and the unamortized portion of out-of-market lease value is charged to rental revenue.

Impairment

We review our investment in real estate, including any related intangible assets, for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the remaining estimated useful lives of those assets may warrant revision or that the carrying value of the property may not be recoverable.  For operating properties, these changes in circumstances include, but are not limited to, changes in occupancy, rental rates, tenant sales, net operating income, geographic location, real estate values, and management’s intentions related to the operating properties.  For development projects, including land held for development or sale, these changes in circumstances include, but are not limited to, changes in construction costs, absorption rates, market rents, the market for land sales, real estate values, and management’s intentions related to the projects.

We recognize an impairment of an investment in real estate when the estimated undiscounted cash flow is less than the net carrying value of the property.  If it is determined that an investment in real estate is impaired, then the carrying value is reduced to the estimated fair value as determined by cash flow models and discount rates or comparable sales in accordance with our fair value measurement policy.

In determining whether an investment in real estate is impaired and, if so, the amount of the impairment requires considerable management judgment.  In the event that management changes its intended holding period for an investment in real estate, impairment may result even without any other event or change in circumstances related to that investment.  For example, a determination to sell land held for development rather than to develop the land and hold the developed asset may result in impairment.   Under certain circumstances, management may use probability-weighted scenarios related to an investment in real estate, and the use of such analysis may also result in impairment.  Impairments resulting from any event or change in circumstances, including changes in management’s intentions or management’s analysis of varying scenarios, could be material to our consolidated financial statements.

As of December 31, 2010, we had four projects under pre-development.  During 2010, we made the decision to market certain land parcels for sale at these projects which triggered an impairment provision of $12.6 million.  Also during 2010, we determined that we would market for sale all components of a mixed-use development project located in Stafford County, Virginia.  Our change in plan triggered an additional impairment charge of $16.2 million for buildings and other improvements that we intend to demolish in order to ready the asset for sale and subsequent development.

At December 31, 2010, we prepared undiscounted cash flow projections for eleven shopping center properties that met management’s criteria for impairment testing.  In all instances, the undiscounted cash flows exceeded the properties carrying amounts therefore no impairment provision was required.

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

There were no impairment charges for the year ended December 31, 2009.  See Note 7 of the Notes to the Consolidated Financial Statements for further information.

Off Balance Sheet Arrangements

We have eight equity investments in unconsolidated joint venture entities in which we own 50% or less of the total ownership interest.  Because we can influence but not control these joint ventures, these investments are accounted for under the equity method of accounting. We provide leasing, development, asset and property management services to these joint ventures for which we are paid fees.  Entities identified as variable interest entities are consolidated if we are determined to be the primary beneficiary of the partially owned real estate joint venture.  Refer to Notes 8 and 9 of the notes to the consolidated financial statements for further information.

We review our equity investments in unconsolidated entities for impairment on a venture-by-venture basis whenever events of changes in circumstances indicate that the carrying value of the equity investment may not be recoverable.  These changes in circumstances include, but are not limited to, declines in real estate values in general, increases in interest rates in general, or decreases in net operating income and occupancy of the properties held in the unconsolidated joint venture. We record an impairment charge when it is determined that a decline in value is other than temporary.  In 2010, we recorded a non-cash impairment charge of $2.7 million resulting from other-than-temporary declines in the fair market value of various equity investments in unconsolidated joint ventures.

In testing for impairment of equity investments in unconsolidated entities, we use cash flow models, discount rates, and capitalization rates to estimate the fair values of properties held in joint ventures, and mark the debt of the joint ventures to market.  Determining whether an equity investment in an unconsolidated entity is impaired and, if so, the amount of the impairment requires considerable management judgment. Changes to assumptions regarding cash flows, discount rates, or capitalization rates could be material to our consolidated financial statements.

Fair Value Measurements

Certain financial instruments, estimates and transactions are required to be calculated, reported and/or recorded at fair value.  The estimated fair values of such financial items, including, debt instruments, impairments, acquisitions and derivatives, have been determined using a market-based measurement.  This measurement is determined based on the assumptions that management believes market participants would use in pricing an asset or liability.  As a basis for considering market participant assumptions in fair value measurements, GAAP establishes three fair value levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.  The assessed inputs used in determining any fair value measurement could result in incorrect valuations that could be material to our consolidated financial statements. These levels are:

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

We utilize fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  Derivative instruments (interest rate swaps) are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record certain assets, such as impaired real estate assets, at fair value on a nonrecurring basis.

Deferred Charges

Debt financing costs are amortized primarily on a straight-line basis, which approximates the effective interest method, over the terms of the debt.  Lease costs represent the initial direct costs incurred in origination, negotiation and processing of a lease agreement.  Such costs include outside broker commissions, legal, and other independent third party costs, as well as salaries and benefits, travel, and other internal costs directly related to completing a lease and are amortized over the life of the lease on a straight-line basis.  Costs related to supervision, administration, unsuccessful originations efforts and other activities not directly related to the execution of leases are charged to expense as incurred.

Results of Operations

Comparison of the Year Ended December 31, 2010 to the Year Ended December 31, 2009

The following summarizes certain line items from our audited statements of operations which we believe are important in understanding our operations and/or those items which have significantly changed during the year ended December 31, 2010 as compared to 2009:

	Year Ended
	December 31,
	2010	2009	% Change
	(In thousands)
Total revenue	$119,758	$122,854	-2.5%
Recoverable property operating expense	32,874	33,787	-2.7%
Other non-recoverable operating expense	3,719	2,762	34.6%
Depreciation and amortization	31,990	30,886	3.6%
General and administrative expense	18,330	14,363	27.6%
Other income (expense)	(973)	870	-211.8%
Gain on sale of real estate	2,096	5,010	-58.2%
Bargain purchase gain on acquisition of real estate	9,836	-	NM
Deferred gain recognized upon acquisition of real estate	1,796	-	NM
Loss on early debt extinguishment	(242)	-	NM
Earnings (loss) from unconsolidated joint ventures	(221)	1,328	-116.6%
Interest expense	35,362	31,088	13.7%
Provision for impairment	31,440	-	NM
Restructuring costs and other items	-	4,379	NM
Income (loss) from discontinued operations	(2,059)	3,139	-165.6%
Net income (loss) attributable to noncontrolling intererst	(3,576)	2,216	-261.4%
Net income (loss) attributable to common shareholders	$(20,148)	$13,720	-246.9%

NM - Not meaningful

Total revenue decreased $3.1 million, or 2.5%, to $119.8 million for the year ended December 31, 2010 from $122.9 million in 2009. The decrease is primarily attributable to the following:

•
a decrease in minimum rent of $2.0 million due primarily to the sale of two net leased Wal-Marts in 2009 and tenant vacancies, tenant bankruptcies, rent relief and other concessions granted in 2010, partially offset by minimum rent from acquisitions of $1.1 million in 2010;

•	a decrease in recovery income from tenants of approximately $1.7 million due to lower real estate tax expense;
•	a decrease of $0.5 million in development fees earned in 2010 due to completed construction at our joint venture properties; partially offset by
•	increases of $0.6 million in lease termination fees and $0.7 million of lease rejection income from a bankruptcy claim in 2010.

Property operating expenses decreased by $0.9 million, or 2.7%, to $32.9 million in 2010 from $33.8 million in 2009, primarily due to a $0.9 million decrease in real estate tax expense.

Other non-recoverable operating expenses increased $1.0 million, or 34.6%, to $3.7 million in 2010 from $2.7 million due to higher bad debt expense, primarily resulting from the bankruptcy of A&P.

General and administrative expenses increased by $4.0 million, or 27.6%, to $18.3 million in 2010 from $14.3 million in 2009. The increase in 2010 was primarily related to the following:

•	an increase in legal fees of $1.0 million primarily related to our defense against litigation;
•	an increase of $1.2 million in compensation expense which included lower capitalization of leasing and development salary and related costs of $0.3 million;
•	an increase of $0.6 million due to a settlement with four former executives for health benefit costs;

•	an increase of $0.4 million related to higher benefits and personnel related costs;
•	an increase in acquisition costs of $0.3 million related to our 2010 property acquistions; and
•	an increase of $0.2 million related to recruitment fees associated with the hire of one new executive.

Other income (expense) decreased $1.9 million to $(1.0) million in 2010 from $0.9 million in 2009. The decrease was primarily related to real estate tax expense being capitalized in 2009 on development projects that were temporarily placed on hold in 2010, therefore expensed in 2010.

Gain on sale of real estate decreased $2.9 million, or 58.2%, to $2.1 million in 2010 from $5.0 million in 2009. The decrease is mostly attributable to the sale of two net leased Wal-Mart pads at Northwest Crossing and Taylors Square shopping centers in 2009.

We recorded a bargain purchase gain of $9.8 million and a previously deferred gain of $1.8 million related to the transfer of ownership interest in the Merchants’ Square Shopping Center in the fourth quarter of 2010.

Loss on debt extinguishment of $0.2 million relates to the prepayment of the debt securing the wholly-owned Sunshine Plaza shopping center in the fourth quarter of 2010.

Earnings (loss) from unconsolidated joint ventures decreased in 2010 primarily due to our equity in a $9.1 million impairment loss at a property in one of our joint ventures, of which our share was $1.8 million.  In the fourth quarter of 2010, the property’s interest was transferred to us.  Refer to Note 8 of the notes to the consolidated financial statements for more information.

Interest expense increased $4.3 million, or 13.7%, to $35.4 million in 2010 from $31.1 million in 2009 attributable to the following:

•	amortization of deferred financing costs increased by approximately $1.8 million primarily related to our new credit and term loan facilities which closed in the fourth quarter of 2009;
•	the consolidation of Hartland Towne Square increased interest expense by approximately $0.4 million;
•	an increase of $0.7 million associated with higher interest expense and unused line fees associated with our new credit facilities which closed in the fourth quarter of 2009; and
•	lower capitalized interest of $1.0 million due to the temporary deferment of our development projects.

An impairment provision of $28.8 million was recorded in the third quarter of 2010 related to a decision to market certain land parcels for sale at several of our development properties.  Refer to Note 7 of the notes to the consolidated financial statements for a detailed discussion of these charges.

Also, in the first quarter of 2010, we recorded a non-cash impairment charge of $2.7 million resulting from other-than-temporary declines in the fair market value of various equity investments in unconsolidated joint ventures.

Restructuring costs and other items included $1.6 million related to our strategic review and proxy contest in 2009 and $1.6 million of severance and other compensation-related costs associated with employees who were terminated in 2009.  Additionally, in the fourth quarter of 2009, we abandoned the Northpointe Town Center project in Jackson, Michigan resulting in a non-recurring charge of $1.2 million.  Refer to Note 18 of the notes to the consolidated financial statements for additional information.

For the year ended December 31, 2010, we recorded a net loss of $2.1 million from discontinued operations related to the sale of one income producing property, as compared to a net gain of $3.1 million for the same period in 2009 related to the sale of Taylor Plaza, a stand-alone Home Depot in Taylor, Michigan.

Noncontrolling interest represents the portion of the Operating Partnership and 80% of the Ramco RM Hartland SC LLC joint venture not owned by us.  The loss attributable to noncontrolling interest in the year ended December 31, 2010 of $3.6 million compares to income of $2.2 million for the year ended December 31, 2009.  The decrease of $6.0 million reflects the noncontrolling interest’s proportionate share of our net loss in 2010 as compared to net income in 2009, as well as the noncontrolling interest’s share of the net loss related to the Ramco RM Hartland SC LLC joint venture developing a portion of Hartland Towne Square.  We consolidated this variable interest entity joint venture effective January 1, 2010 and attributed 80% of the net loss in the joint venture to the noncontrolling interest.

In January 2011, we executed an agreement with our joint venture partner that transferred the partner’s interest in the joint venture to us for $1.0 million, which approximated the partner’s equity interest in the joint venture at October 1, 2010.  For additional information on the consolidation of the Ramco RM Hartland SC LLC joint venture refer to Note 9 of the notes to the consolidated financial statements.

Comparison of the Year Ended December 31, 2009 to the Year Ended December 31, 2008

The following summarizes certain line items from our audited statements of operations which we believe are important in understanding our operations and/or those items which have significantly changed during the year ended December 31, 2009 as compared to the same period in 2008:

	Year Ended
	December 31,
	2009	2008	% Change
	(In thousands)
Total revenue	$122,854	$132,800	-7.5%
Recoverable property operating expense	33,787	35,337	-4.4%
Other non-recoverable operating expense	2,762	3,738	-26.1%
Depreciation and amortization	30,886	31,474	-1.9%
General and administrative expense	14,363	15,973	-10.1%
Other income (expense)	870	359	142.3%
Gain on sale of real estate	5,010	19,595	-74.4%
Earnings (loss) from unconsolidated joint ventures	1,328	2,506	-47.0%
Interest expense	31,088	36,518	-14.9%
Restructuring costs and other items	4,379	684	540.2%
Income (loss) from discontinued operations	3,139	(4,104)	-176.5%
Net income (loss) attributable to noncontrolling intererst	2,216	3,931	-43.6%
Net income (loss) attributable to common shareholders	$13,720	$23,501	-41.6%

Total revenues decreased $9.9 million, or 7.5%, to $122.9 million for the year ended December 31, 2009 from $132.8 million in 2008.  The decrease is primarily attributable to the following:

•	a decrease in minimum rent of $6.2 million due primarily to the sale of two net leased Wal-Marts in 2009 and tenant vacancies, tenant bankruptcies, rent relief and other concessions granted in 2009;
•	a decrease in recovery income from tenants of approximately of $1.5 million due primarily to the bankruptcy of Circuit City in 2008 and sale of two net leased Wal-Marts in 2009;
•	a decrease of $1.6 million in development fees earned in 2009 mainly due to fees earned in 2008 relating to the development of Hartland Towne Square by our Ramco RM Hartland SC LLC joint venture; and
•	a decrease of $0.2 million in lease termination fess in 2009.

Property operating expenses decreased by $1.5 million, or 4.4%, to $33.8 million in 2009 from $35.3 million in 2008, primarily due to higher snow removal costs in 2008.

Other non-recoverable operating expenses decreased $0.9 million, or 26.1% to $2.8 million in 2009 from $3.7 million in 2008, primarily due to higher bad debt expense in 2008.

General and administrative expenses decreased by $1.6 million, or 10.1%, to $14.4 million in 2009 from $16.0 million in 2008. The decrease in 2009 was primarily related to the following:

•	a decrease of $1.9 million related to lower salary-related costs, mainly the result of staff reductions in 2009;

•	a decrease of $0.6 million due to positive year-end business tax adjustments in 2009;
•	a decrease of $0.4 million due to an arbitration award in 2008 to a third-party relating to the alleged breach of a property management agreement by us; partially offset by
•	an increase of $1.6 million due to lower capitalization of leasing and development salary and related costs in 2009, compared to 2008.

Gain on sale of real estate decreased $14.6 million, or 74.4%, to $5.0 million in 2009 from $19.6 million in 2008. The decrease is mostly attributable to the recognition of the gains on the sale of the Mission Bay Plaza shopping center to our Ramco/Lion Venture LP joint venture in the first quarter of 2008 and the sale of the Plaza at Delray shopping center to a joint venture with an investor advised by Heitman LLC in the third quarter of 2008.  In the third quarter 2009, we sold two net leased Wal-Marts at the Northwest Crossing and Taylors Square shopping centers.

Earnings from unconsolidated joint ventures decreased in 2009 primarily due to a $0.7 million decrease from the Ramco 450 Venture LLC joint venture and approximately $0.2 million from the Ramco/Lion Venture LP joint venture.  The decrease was primarily the result of the bankruptcy of Linens ‘n Things and Circuit City that closed stores in the second half of 2008.

Interest expense decreased $5.4 million, or 14.9%, to $31.1 million in 2009 from $36.5 million in 2008. The decrease is mostly attributable to:

•
a decrease in 2009 of $3.3 million and $2.9 million in the unsecured term loan and unsecured revolving credit facility, respectively, due to proceeds from our September 2009 equity offering used to pay down outstanding debt;

•
a decrease of $1.4 million due to the 2008 contribution of a shopping center to a joint venture in which we have a 20% ownership interest that had a mortgage of $48.0 million at the time of the transaction; partially offset by

•	an increase of $1.1 million due to the Aquia secured revolving credit facility started in late 2008; and
•	a decrease of $0.9 million in capitalized interest due to fewer projects under construction in 2009.

Restructuring costs and other items included $1.6 million related to our strategic review and proxy contest in 2009 and $1.6 million of severance and other compensation-related costs associated with employees who were terminated in 2009.  Additionally, in the fourth quarter of 2009, we abandoned the Northpointe Town Center project in Jackson, Michigan resulting in a non-recurring charge of $1.2 million.  In 2008, we abandoned various projects totaling $0.7 million.  Refer to Note 18 of the notes to the consolidated financial statements for additional information.

For the year ended December 31, 2009, we recorded net income of $3.1 million from discontinued operations related to the sale of Taylor Plaza, a stand-alone Home Depot in Taylor, Michigan, as compared to a net loss of $4.1 million for the same period in 2009 related primarily to an impairment charge of $5.1 million on the Ridgeview Crossing shopping center in Elkin, North Carolina, which we sold in 2010, and the loss on the sale of Highland Square of $0.5 million in 2008.

Noncontrolling interest in subsidiaries in 2009 decreased $1.7 million, to $2.2 million, compared to $3.9 million in 2008. The decrease was primarily attributable to the noncontrolling interest’s proportionate share of the lower gain on the sale of real estate assets in 2009 compared to 2008.

Liquidity and Capital Resources

The majority of our cash is generated from operations and is dependent on the rents that we are able to charge and collect from our tenants. The principal uses of our liquidity and capital resources are for operations, developments, redevelopments, including expansion and renovation programs, acquisitions, and debt repayment.  In addition, we make dividend payments in accordance with REIT requirements for distributing the substantial majority of our taxable income on an annual basis.  We anticipate that the combination of cash on hand, cash from operations, availability under our credit facilities, additional financings, equity offerings, and the sale of existing properties will satisfy our expected working capital requirements through at least the next 12 months.  Although we believe that the combination of factors discussed above will provide sufficient liquidity, no such assurance can be given.

At December 31, 2010, we had $10.2 million and $5.7 million in cash and cash equivalents and restricted cash, respectively.  Restricted cash was comprised primarily of funds held in escrow to pay real estate taxes, insurance premiums, and certain capital expenditures.

Short-Term Liquidity Requirements

Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our operating properties, interest and scheduled principal payments on our debt, expected dividend payments (including distributions to Operating Partnership unit holders) and capital expenditures related to tenant improvements and redevelopment activities.

We also have a short-term $30.0 million bridge loan used to fund the acquisition of The Shoppes at Fox River.  The loan has a maturity date of April 2011.

During 2011, we have approximately $113.0 million of debt maturities related to mortgages payable, our term and bridge loans. We anticipate the repayment of the term and bridge loans and additional pay-down of our credit facility with the proceeds generated from the sale of certain shopping centers and new financings.  As opportunities arise and market conditions permit, we will continue to pursue the strategy of selling mature properties or non-core assets that no longer meet our investment criteria.  Our ability to obtain acceptable selling prices and satisfactory terms and financing will impact the timing of future sales.  We anticipate using net proceeds from the sale of properties to reduce outstanding debt.

In the first quarter of 2011, we have one debt maturity due for one of our properties held in an unconsolidated joint venture in the amount of $2.2 million, which we intend to fund with our available cash and/or borrowings under our credit facility.  We continually search for investment opportunities that may require additional capital and/or liquidity.  As of December 31, 2010, we had no proposed property acquisitions under contract.

Long-Term Liquidity Requirements

Our long-term liquidity needs consist primarily of funds necessary to pay indebtedness at maturity, potential acquisitions of properties, redevelopment of existing properties, the development of land held and non-recurring capital expenditures.

As of December 31, 2010, we had a $180.0 million secured credit facility consisting of a $150.0 million secured revolving credit facility and a $30.0 million secured term loan facility, of which $28.7 million was available to be drawn subject to certain covenants that may affect availability.  We can increase the facility up to an additional $50 million on the credit facility dependent upon there being one or more lenders willing to fund the additional commitment.  The secured revolving credit facility and the secured term loan facility are scheduled to mature in December 2012 and June 2011, respectively.

The following is a summary of our cash flow activities:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Cash provided by operating activities	$43,249	$48,064	$26,998
Cash (used in) provided by investing activities	(101,935)	(3,334)	33,617
Cash provided by (used in) financing activities	60,385	(41,114)	(70,282)

For the twelve months ended December 31, 2010, our cash flows were as follows compared to the same period in 2009:  We generated $43.2 million in cash flows from operating activities as compared to $48.1 million.  Cash flows from operating activities were lower mainly due to higher net cash outflows for accounts payable and accrued expenses.  Investing activities used $101.9 million of cash flows as compared to $3.3 million. Cash flows used in investing activities were higher in 2010, due to higher investments in real estate, including $39.0 million related to the acquisitions of the Liberty Square shopping center and The Shoppes at Fox River as well as investments in unconsolidated entities primarily made to pay off joint venture loans.  Additionally, proceeds from sales of real estate were lower in 2010 by $19.8 million.  Cash flows provided by financing activities were $60.4 million as compared to cash used of $41.1 million.  We repaid a net of $110.0 million of mortgages and notes payable in 2009 as compared to borrowing a net of $10.6 million in 2010.

Dividends

We believe that we currently qualify, and intend to continue to qualify in the future as a REIT under the Code.  As a REIT we must distribute annually to our shareholders at least 90% of our REIT taxable income, excluding net capital gain.  Distributions paid are at the discretion of our Board and depend on our actual net income available to common shareholders, cash flow, financial condition, capital requirements, restrictions in financing arrangements, the annual distribution requirements under REIT provisions of the Code and such other factors as our Board deems relevant.

We declared a quarterly cash dividend distribution of $0.16325 per common share paid to shareholders of record on December 20, 2010, unchanged from the dividend paid of $0.16325 per share in the comparable quarter of 2009.  To strengthen the Company’s liquidity position, the Board elected to keep the aggregate distribution dollars constant when additional common shares were issued in September 2009.  Therefore, the distribution per common share was reduced in proportion to the new common shares issued, to $0.16325 per common share in the third quarter of 2009. Our dividend policy has not changed in that we expect to continue making distributions to shareholders of at least 90% of our REIT taxable income, excluding net capital gain, in order to maintain qualification as a REIT. On an annualized basis, our current dividend is above our estimated minimum required distribution.

Distributions paid by us are funded from cash flows from operating activities.  To the extent that cash flows from operating activities were insufficient to pay total distributions for any period, alternative funding sources are used as shown in the following table.  Examples of alternative funding sources may include proceeds from sales of real estate and bank borrowings.  Although the Company may use alternative sources of cash to fund distributions in a given period, we expect that distribution requirements for an entire year will be met with cash flows from operating activities.

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Cash provided by operating activities	$43,249	$48,064	$26,998

Cash distributions to common shareholders	(22,501)	(17,974)	(34,338)
Cash distributions to operating partnership unit holders	(1,906)	(2,503)	(6,059)
Distributions to noncontrolling partners	-	(54)	(53)
Total distributions	(24,407)	(20,531)	(40,450)

Surplus (deficiency)	$18,842	$27,533	$(13,452)
Alternative sources of funding for distributions:
Proceeds from sales of real estate assets	n/a	n/a	$74,269
Total sources of alternative funding for distributions	n/a	n/a	$74,269

n/a - Not applicable

Debt

In December 2010, we closed on a short-term bridge loan of $30.0 million in connection with the acquisition of The Shoppes at Fox River Shopping Center.  The bridge loan is secured by one of our wholly-owned shopping centers and pledges of equity interests in two other centers, and bears interest at LIBOR plus 350 basis points.  The interest rate as of December 31, 2010 was 3.77%.  The loan is due in April 2011.

The revolving credit facility secured by The Town Center at Aquia, which had a zero balance, was cancelled on November 10, 2010.

In the third quarter of 2010, we used funds borrowed under our secured revolving credit facility to acquire the Liberty Square shopping center in Wauconda, Illinois for $15.2 million, and to purchase the $32.7 million note securing the Merchants’ Square shopping center in Carmel, Indiana for $16.8 million.  The ownership interest in this shopping center was transferred to us in the fourth quarter.

In May 2010, we used the net proceeds from our equity offering to reduce the balance of our secured term loan facility by $37.0 million, to pay off two fixed rate mortgages of $15.8 million in aggregate and to reduce outstanding borrowings under the secured revolving credit facilities.

Also in May 2010, we closed on a $14.7 million loan secured by the newly-constructed office building occupied by Northrop Grumman at The Town Center at Aquia located in Stafford County, Virginia.  The loan bears interest at a fixed rate of 5.8% and matures in June 2015.  Net proceeds from the loan were used primarily to pay down our revolving lines of credit.

It is anticipated that funds borrowed under our credit facilities will be used for general corporate purposes, including working capital, capital expenditures, the repayment of indebtedness or other corporate activities.  For further information on the credit facilities and other debt refer to Note 11 of the consolidated financial statements.

At December 31, 2010, our variable rate debt accounted for approximately $202.2 million of outstanding debt with a weighted average interest rate of 5.6%. Variable rate debt accounted for approximately 35.4% of our total debt and 18.8% of our total market capitalization.  We did not have any interest rate swap agreements in effect at December 31, 2010.

At December 31, 2010, excluding our secured credit facility and bridge loan, we had $363.8 million of mortgage loans, both fixed and floating rate, encumbering our consolidated properties.  Such mortgage loans are generally non-recourse, subject to certain exceptions for which we would be liable for any resulting losses incurred by the lender.  These exceptions vary from loan to loan but generally include fraud or a material misrepresentation, misstatement or omission by the borrower, intentional or grossly negligent conduct by the borrower that harms the property or results in a loss to the lender, filing of a bankruptcy petition by the borrower, either directly or indirectly, and certain environmental liabilities.  In addition, upon the occurrence of certain of such events, such as fraud or filing of a bankruptcy petition by the borrower, we would be liable for the entire outstanding balance of the loan, all interest accrued thereon and certain other costs, penalties and expenses.

Off Balance Sheet Arrangements

Real Estate Joint Ventures

We consolidate entities in which we own less than 100% equity interest if we have a controlling interest or are the primary beneficiary in a variable interest entity, as defined in the Consolidation Topic of FASB ASC 810.  From time to time, we enter into joint venture arrangements from which we believe we can benefit by owning a partial interest in a property.

As of December 31, 2010, we had eight equity investments in unconsolidated joint venture entities in which we owned 50% or less of the total ownership interest and accounted for these entities under the equity method.  Refer to Note 8 of the notes to the consolidated financial statements.  We review our equity investments in unconsolidated entities for impairment on a venture-by-venture basis whenever events of changes in circumstances indicate that the carrying value of the equity investment may not be recoverable.  In the first quarter of 2010, we recorded a non-cash impairment charge of $2.7 million resulting from other-than-temporary declines in the fair market value of various equity investments in unconsolidated joint ventures.  Refer to Note 7 of the notes to the consolidated financial statements for more information.

We have a 30% ownership interest in our Ramco Lion joint venture which owns a portfolio of 16 properties totaling 3.2 million square feet of GLA.  As of December 31, 2010, the properties had consolidated equity of $291.9 million.  Our total investment in the venture at December 31, 2010 was $81.4 million.  The Ramco Lion joint venture has total debt obligations, which other than customary carve-outs are nonrecourse to us, of approximately $224.1 million with maturity dates ranging from 2011 through 2020.  Our proportionate share of the total debt is $67.2 million.  The Ramco Lion venture consists of sixteen shopping centers comprised of approximately 3.2 million square feet of GLA.

We have a 20% ownership interest in our Ramco 450 joint venture which is a portfolio of nine properties totaling 1.7 million square feet of GLA.  As of December 31, 2010, the properties in the portfolio had consolidated equity of $124.5 million.  Our total investment in the venture at December 31, 2010 was $14.6 million.  The Ramco 450 venture total debt of $183.2 million was non-recourse except for one property, Peachtree Hill which was recourse and included unconditional guarantees of payment by the venture and us.  The maturity dates range from 2011 – 2018.  The $11.0 million loan for Peachtree was repaid on February 22, 2011.  Our proportionate share of the total debt, including Peachtree Hill was $36.6 million at December 31, 2010.

We also have ownership interests ranging from 20% - 50% in six smaller joint ventures that each own one or two properties.  As of December 31, 2010, our total investment in these ventures was $9.2 million and our proportionate share of the total non-recourse debt was $10.2 million with maturity dates ranging from 2011 - 2030.  Refer to Note 8 of the notes to the consolidated financial statements for more information related to our real estate joint ventures.

Contractual Obligations

The following are our contractual cash obligations as of December 31, 2010:

	Payments due by period

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)

Mortgages and notes payable:
Scheduled amortization	$25,381	$4,995	$9,165	$6,566	$4,655
Payments due at maturity	546,313	107,976	169,480	102,866	165,991
Total mortgage and notes payable	571,694	112,971	178,645	109,432	170,646

Employment contracts	1,843	842	1,001	-	-
Capital lease	7,986	677	1,354	5,955	-
Operating leases	4,332	916	1,899	762	755
Construction commitments	864	864	-	-	-
Total contractual obligations	$586,719	$116,270	$182,899	$116,149	$171,401

We anticipate that the combination of cash on hand, cash provided from operating activities, the availability under our credit facility ($28.7 million at December 31, 2010, plus up to an additional $50 million dependent upon there being one or more lenders willing to acquire the additional commitment), our access to the capital markets and the sale of existing properties will satisfy our expected working capital requirements through at least the next 12 months. Although we believe that the combination of factors discussed above will provide sufficient liquidity, no assurance can be given.

At December 31, 2010, we did not have any contractual obligations that required or allowed settlement, in whole or in part, with consideration other than cash.

Mortgages and notes payable

See the analysis of our debt included in “Liquidity and Capital Resources” above.

Employment Contracts

At December 31, 2010, we had employment contracts with our Chief Executive Officer and Chief Financial Officer that contain minimum guaranteed compensation.  All other employees are subject to at-will employment.

Operating and Capital Leases

We lease office space for our corporate headquarters and our Florida office under operating leases.  We also have an operating lease at our Taylors Square shopping center and a capital ground lease at our Gaines Marketplace shopping center for which we may be obligated to purchase the land parcel.

Construction Costs

In connection with the development and expansion of various shopping centers as of December 31, 2010, we have entered into agreements for construction activities with an aggregate cost of approximately $0.9 million.

Planned Capital Spending

We are focused on our core strengths of enhancing the value of our existing portfolio of shopping centers through successful leasing efforts and the completion of our redevelopment projects currently in process.  In addition, we spent $55.8 million in connection with the acquisitions of the Liberty Square shopping center in Wauconda, Illinois, Merchants’ Square in Carmel, Indiana, and The Shoppes at Fox River in Waukesha, Wisconsin.

During the year ended December 31, 2010, we spent approximately $26.3 million on capital expenditures including tenant allowances, leasing commissions paid to third-party brokers, legal costs related to lease documents, capitalized leasing and construction costs, renovations, and roof and parking lot repairs.

For 2011, we anticipate spending approximately $21 million for capital expenditures, including approximately $0.2 million for our redevelopment projects.

Capitalization

At December 31, 2010, our total market capitalization was $1.1 billion.  Our market capitalization consisted of $568.1 million of net debt (including property-specific mortgages, a secured credit facility consisting of a secured term loan credit facility and a secured revolving credit facility, a secured bridge loan, junior subordinated notes, and a capital lease obligation), and $508.5 million of OP Units and common shares (based on the closing price of $12.45 per share at December 31, 2010).  Our net debt to total market capitalization was 52.8% at December 31, 2010, as compared to 63.1% at December 31, 2009.  The decrease in total net debt to market capitalization was due primarily to the impact of the May 18, 2010 equity offering and the increase in the price per common share from $9.54 at December 31, 2009 to $12.45 at December 31, 2010.  Our outstanding debt at December 31, 2010 had a weighted average interest rate of 5.7%, and consisted of $369.5 million of fixed rate debt and $202.2 million of variable rate debt.  Outstanding letters of credit issued under the credit facility totaled approximately $1.6 million at December 31, 2010.

At December 31, 2010, the noncontrolling interest in the Operating Partnership represented a 7.1% ownership in the Operating Partnership.  The OP Units may, under certain circumstances, be exchanged for our common shares of beneficial interest on a one-for-one basis.  We, as sole general partner of the Operating Partnership, have the option, but not the obligation, to settle exchanged OP Units held by others in cash based on the current trading price of our common shares of beneficial interest.  Assuming the exchange of all OP Units, there would have been 40,845,620 of our common shares of beneficial interest outstanding at December 31, 2010, with a market value of approximately $508.5 million.

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

For the reasons described above we believe that FFO provides us and our investors with an important indicator of our operating performance.  This measure of performance is used by us and other REITS for several business purposes, and it provides a recognized measure of performance other than GAAP net income attributable to common shareholders, which may include non-cash items.  Other real estate companies may calculate FFO in a different manner.

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

The following table illustrates the calculations of FFO:

	Years Ended December 31,
	2010	2009	2008
	(In thousands, except per share data)
Net income (loss) attributable to RPT common shareholders (1)	$(20,148)	$13,720	$23,501
Add:
Rental property depreciation and amortization expense	31,213	30,141	31,474
Pro rata share of real estate depreciation from unconsolidated joint ventures	6,798	6,678	6,376
Loss (gain) on sale of depreciable real estate	241	(7,457)	(17,884)
Noncontrolling interest in Operating Partnership	(1,632)	2,181	3,895

Funds from operations	$16,472	$45,263	$47,362

Weighted average common shares	35,046	22,193	18,471
Shares issuable upon conversion of Operating Partnership Units	2,902	2,919	2,919
Dilutive effect of securities	178	-	7
Weighted average equivalent shares outstanding, diluted	38,126	25,112	21,397

Net income per diluted share to FFO per diluted
share reconciliation:
Net income (loss) attributable to RPT common shareholders per diluted share	$(0.57)	$0.62	$1.27
Add:
Rental property depreciation and amortization expense	0.82	1.20	1.47
Pro rata share of real estate depreciation from unconsolidated joint ventures	0.18	0.27	0.30
Loss (gain) on sale of depreciable real estate	0.01	(0.30)	(0.84)
Noncontrolling interest in Operating Partnership	(0.04)	0.09	0.18
Less:
Assuming conversion of OP Units	0.04	(0.08)	(0.18)

Funds from operations per diluted share	$0.43	$1.80	$2.21

(1) Includes: Gain on sale of nondepreciable real estate	$2,083	$439	$1,248

Impairment charges	$31,440	$-	$5,103

Bargain purchase gain on acquistion of real estate	$9,836	$-	$-

Loss on early extinguishment of debt	$(242)	$-	$-

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

Recent Accounting Pronouncements

In December 2009, the FASB issued ASU 2009-17, accounting guidance on variable interest entities that updated ASC 810.  This standard amended guidance surrounding a company’s analysis to determine whether any of its variable interests constitute controlling financial interests in a variable interest entity.  This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics: a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.  Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance.  The new guidance also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. The guidance was effective for the first annual reporting period beginning after November 15, 2009.

We consolidated the Ramco RM Hartland SC LLC joint venture prospectively, effective January 1, 2010.  The consolidation of the variable interest entity did not have a material impact on our financial position, results of operations, or cash flows.  Refer to Note 9 of the notes to the consolidated financial statements for more information on the consolidation of the variable interest entity.

In January 2010, the FASB updated ASC 820 “Fair Value Measurements and Disclosures” with ASU 2010-06, which requires additional disclosures and clarification of existing fair value measurement disclosures.   The update was effective for fiscal years beginning after December 15, 2009.  We adopted the provisions of this update in the first quarter of 2010.  The new and clarified disclosures did not have a material impact on our financial position, results of operations, or cash flows.  Refer to Note 13 of the notes to the consolidated financial statements for more information on fair value measurements.

In July 2010, the FASB updated ASC 310 “Receivables” with ASU 2010-20 “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”, which requires enhanced disclosures about financing receivables, including the allowance for credit losses, credit quality, and impaired loans.  This standard is effective for fiscal years ending after December 15, 2010.  We adopted the standard in the fourth quarter of 2010 and it did not have a material impact to our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We have exposure to interest rate risk on our variable rate debt obligations.  Based on market conditions, we may manage our exposure to interest rate risk by entering into interest rate swap agreements to hedge our variable rate debt.  At December 31, 2010, we did not have any interest rate swap agreements in effect.  We are not subject to any foreign currency exchange rate risk or commodity price risk, or other material rate or price risks.  Based on our debt and interest rates at December 31, 2010, a 100 basis point change in interest rates would impact our future earnings and cash flows by approximately $2.0 million annually.  We believe that a 100 basis point change in interest rates would impact the fair value of our total outstanding debt at December 31, 2010 by approximately $17.1 million.

The following table sets forth information as of December 31, 2010 concerning our long-term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates of maturing amounts and fair market:

								Fair
	2011	2012	2013	2014	2015	Thereafter	Total	Value
(In thousands)
Fixed-rate debt	$30,494	$24,378	$34,435	$33,086	$76,345	$170,646	$369,384	$389,279
Average interest rate	7.3%	6.5%	5.6%	5.5%	5.3%	6.1%	5.9%	3.9%
Variable-rate debt	$82,477	$119,750	$-	$-	$-	$-	$202,227	$202,227
Average interest rate	4.9%	5.5%	-	-	-	-	5.3%	5.3%

We estimated the fair value of our fixed rate mortgages using a discounted cash flow analysis, based on our incremental borrowing rates for similar types of borrowing arrangements with the same remaining maturity.  Considerable judgment is required to develop estimated fair values of financial instruments.  The table incorporates only those exposures that exist at December 31, 2010 and does not consider those exposures or positions which could arise after that date or firm commitments as of such date.  Therefore, the information presented therein has limited predictive value.  Our actual interest rate fluctuations will depend on the exposures that arise during the period and on market interest rates at that time.

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

We carried out an assessment as of December 31, 2010 of the effectiveness of the design and operation of our disclosure controls and procedures. This assessment was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on such evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that such disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2010.

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

Management of the Company conducted an assessment of our internal controls over financial reporting as of December 31, 2010 using the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2010.

Our independent registered public accounting firm, Grant Thornton LLP, has issued an attestation report on our internal control over financial reporting.  Their report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Trustees and Shareholders
Ramco-Gershenson Properties Trust

We have audited Ramco-Gershenson Properties Trust (a Maryland corporation) and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Ramco-Gershenson Properties Trust and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ramco-Gershenson Properties Trust and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2010, and our report dated March 3, 2011 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Southfield, Michigan
March 3, 2011

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

Item 9B. Other Information.

None.
PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Incorporated by reference from our definitive proxy statement to be filed within 120 days after the end of our fiscal year covered by this Form 10-K.

Item 11. Executive Compensation.

Incorporated by reference from our definitive proxy statement to be filed within 120 days after the end of our fiscal year covered by this Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding our equity compensations plans as of December 31, 2010:

	(A)	(B)	(C)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	570,860	$25.06	733,201
Equity compensation plans not approved by security holders	-	-	-
Total	570,860	$25.06	733,201

The total in Column (A) above consisted of 323,948 stock options outstanding, 65,043 deferred common shares (see Note 19 of the notes to the consolidated financial statements for further information) and 181,869 shares of restricted stock issuable on the satisfaction of applicable performance measures.  The number of shares of restricted stock overstates dilution to the extent we do not satisfy the applicable performance measures.  Specifically, subsequent to December 31, 2010, the compensation committee determined that we did not achieve certain performance measures underlying restricted share grants, resulting in the forfeiture of 51,198 shares of restricted stock that are included in column (A) as outstanding as of December 31, 2010.

Additional information required by this Item is incorporated by reference from our definitive proxy statement to be filed within 120 days after the end of our fiscal year covered by this Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Incorporated by reference from our definitive proxy statement to be filed within 120 days after the end of our fiscal year covered by this Form 10-K.

Item 14. Principal Accountant Fees and Services.

Incorporated by reference from our definitive proxy statement to be filed within 120 days after the end of our fiscal year covered by this Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	(1)	Consolidated financial statements. See “Item 8 – Financial Statements and Supplementary Data.”
	(2)	Financial statement schedule. See “Item 8 – Financial Statements and Supplementary Data.”
	(3)	Exhibits

3.1	Articles of Restatement of Declaration of Trust of the Company, effective June 8, 2010, incorporated by reference to Exhibit 3.1 to the Company's Form 8-K dated June 8, 2010.
3.2	Amended and Restated Bylaws of the Company, effective June 8, 2010, incorporated by reference to Exhibit 3.2 to the Company's Form 8-K dated June 8, 2010.
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

10.9*	Summary of Trustee Compensation Program.**
10.10
Second Amended and Restated Limited Liability Company Agreement of Ramco Jacksonville LLC, dated March 1, 2005, by Ramco-Gershenson Properties , L.P. and SGC Equities LLC., incorporated by reference Exhibit 10.65 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2005.

10.11
Employment Agreement, dated as of August 1, 2007,  between the Company and Dennis Gershenson, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007.**

10.12
Restricted Share Award Agreement Under 2008 Restricted Share Plan for Non-Employee Trustee, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008.**

10.13	Restricted Share Plan for Non-Employee Trustees, incorporated by reference to Appendix A of the Company’s 2008 Proxy Statement filed on April 30, 2008.**
10.14	Ramco-Gershenson Properties Trust 2009 Omnibus Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K, dated June 15, 2009. **
10.15
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

10.16
Amended and Restated Unconditional Guaranty of Payment and Performance, dated December 11, 2009, by Ramco-Gershenson Properties Trust, as Guarantor, in favor of KeyBank National Association and certain other lenders, incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K, dated December 17, 2009.

10.17
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

10.18
Separation Agreement and Release between Ramco-Gershenson Properties Trust and Richard J. Smith, dated December 23, 2009, incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K, dated December 29, 2009.

10.19
Employment Letter, dated February 16, 2010, between Ramco-Gershenson Properties Trust and Gregory R. Andrews, incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K, dated February 19, 2010.**

10.20	Change in Control Policy, dated March 1, 2010, incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K dated March 4, 2010.
10.21	2010 Executive Incentive Plan, dated March 1, 2010, incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K dated March 4, 2010.
10.22
Registration Rights Agreement, dated February 17, 2010, between Ramco-Gershenson Properties Trust and JCP Realty, Inc, incorporated by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009.

10.23
First Amendment to First Amended and Restated Revolving Credit Agreement and Guaranty, dated March 30, 2010, by and among Ramco-Gershenson Properties, L.P., as Borrower, Ramco-Gershenson Properties Trust and Ramco Virginia Properties, L.L.C. as Guarantors and KeyBank National Association as Agent, incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K, dated April 1, 2010.

10.24*	Form of Non-Qualified Option Agreement Under 2009 Omnibus Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K dated June 15, 2009**

10.25*	Form of Restricted Stock Award Agreement Under 2009 Omnibus Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K dated June 15, 2009**

10.26*
Bridge Loan Agreement, dated as of December 29, 2010, among Ramco-Gershenson Properties, L.P., as Borrower, Ramco-Gershenson Properties Trust, Ramco Liberty Square LLC, and Ramco Fox River LLC, as Guarantors and KeyBank National Association, as a bank, the other banks which may become Parties to such Agreement, KeyBank National Association, as Agent, and KeyBanc Capital Markets as Sole Lead Manager and Arranger.

12.1*	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends.
21.1*	Subsidiaries
23.1*	Consent of Grant Thornton LLP.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Ramco-Gershenson Properties Trust

Dated: March 4, 2011	By: /s/ Dennis E. Gershenson
Dennis E. Gershenson,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of registrant and in the capacities and on the dates indicated.

Dated: March 4, 2011	By: /s/ Stephen R. Blank
Stephen R. Blank,
Chairman

Dated: March 4, 2011	By: /s/ Dennis E. Gershenson
Dennis E. Gershenson,
Trustee, President and Chief Executive Officer
(Principal Executive Officer)
Dated: March 4, 2011	By: /s/ Arthur H. Goldberg
Arthur H. Goldberg,
Trustee

Dated: March 4, 2011	By: /s/ Robert A. Meister
Robert A. Meister,
Trustee

Dated: March 4, 2011	By: /s/ David J. Nettina
David J. Nettina,
Trustee

Dated: March 4, 2011	By: /s/ Matthew L. Ostrower
Matthew L. Ostrower,
Trustee

Dated: March 4, 2011	By: /s/ Joel M. Pashcow
Joel M. Pashcow,
Trustee

Dated: March 4, 2011	By: /s/ Mark K. Rosenfeld
Mark K. Rosenfeld
Trustee

Dated: March 4, 2011	By: /s/ Michael A. Ward
Michael A. Ward,
Trustee

Dated: March 4, 2011	By: /s/ Gregory R. Andrews
Gregory R. Andrews,
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

RAMCO-GERSHENSON PROPERTIES TRUST

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Trustees and Shareholders
Ramco-Gershenson Properties Trust

We have audited the accompanying consolidated balance sheets of Ramco-Gershenson Properties Trust (a Maryland corporation) and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits of the basic financial statements included the financial statement schedules listed in the index appearing under Item 15.  These financial statements and financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ramco-Gershenson Properties Trust and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted new accounting guidance for the consolidation of variable interest entities effective January 1, 2010.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ramco-Gershenson Properties Trust and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 3, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/GRANT THORNTON LLP

Southfield, Michigan
March 3, 2011

RAMCO-GERSHENSON PROPERTIES TRUST
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31,
	2010	2009
ASSETS
Income producing properties, at cost:
Land	$114,814	$99,147
Buildings and improvements	863,229	825,547
Less accumulated depreciation and amortization	(213,919)	(194,181)
Income producing properties, net	764,124	730,513
Construction in progress and land held for development or sale
(including $25,812 and $0 of consolidated variable interest entities,
respectively)	95,906	78,161
Net real estate	$860,030	$808,674
Equity investments in unconsolidated joint ventures	105,189	97,506
Cash and cash equivalents	10,175	8,432
Restricted cash	5,726	4,206
Accounts receivable, net	10,451	14,786
Notes receivable	3,000	12,566
Other assets, net	58,258	51,787
TOTAL ASSETS	$1,052,829	$997,957

LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgages and notes payable (including $4,605 and $0 of
consolidated variable interest entities, respectively)	$571,694	$552,836
Capital lease obligation	6,641	6,924
Accounts payable and accrued expenses	24,986	26,155
Other liabilities	3,462	-
Distributions payable	6,680	5,477
TOTAL LIABILITIES	$613,463	$591,392

Ramco-Gershenson Properties Trust ("RPT") Shareholders' Equity:
Common shares of beneficial interest, $0.01 par, 45,000 shares authorized,
37,947 and 30,907 shares issued and outstanding as of December 31, 2010
and 2009, respectively	379	309
Additional paid-in capital	563,370	486,731
Accumulated distributions in excess of net income	(161,476)	(117,663)
Accumulated other comprehensive loss	-	(2,149)
TOTAL SHAREHOLDERS' EQUITY ATTRIBUTABLE TO RPT	402,273	367,228
Noncontrolling interest	37,093	39,337
TOTAL SHAREHOLDERS' EQUITY	439,366	406,565

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,052,829	$997,957

The accompanying notes are an integral part of these consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)

	Year Ended December 31, September 30,
	2010	2009	2008
REVENUE
Minimum rent	$80,994	$82,972	$89,153
Percentage rent	410	742	520
Recovery income from tenants	30,957	32,616	34,022
Other property income	3,203	1,608	2,621
Management and other fee income	4,194	4,916	6,484
TOTAL REVENUE	119,758	122,854	132,800

EXPENSES
Real estate taxes	17,237	18,141	18,197
Recoverable operating expense	15,637	15,646	17,140
Other non-recoverable operating expense	3,719	2,762	3,738
Depreciation and amortization	31,990	30,886	31,474
General and administrative	18,330	14,363	15,973
TOTAL EXPENSES	86,913	81,798	86,522

INCOME BEFORE OTHER INCOME, EXPENSES AND DISCONTINUED OPERATIONS	32,845	41,056	46,278

OTHER INCOME AND EXPENSES
Other income (expense)	(973)	870	359
Gain on sale of real estate, net of taxes	2,096	5,010	19,595
Earnings (loss) from unconsolidated joint ventures	(221)	1,328	2,506
Interest expense	(35,362)	(31,088)	(36,518)
Provision for impairment	(28,787)	-	-
Impairment charge on unconsolidated joint ventures	(2,653)	-	-
Bargain purchase gain on acquistion of real estate	9,836	-	-
Deferred gain recognized upon acquistion of real estate	1,796	-	-
Loss on early extinguishment of debt	(242)	-	-
Restructuring costs and other items	-	(4,379)	(684)
INCOME (LOSS) FROM CONTINUING OPERATIONS	(21,665)	12,797	31,536

DISCONTINUED OPERATIONS
Gain (loss) on sale of real estate, net of taxes	(2,050)	2,886	(463)
Income (loss) from operations	(9)	253	(3,641)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(2,059)	3,139	(4,104)

NET INCOME (LOSS)	(23,724)	15,936	27,432
Net (income) loss attributable to noncontrolling interest	3,576	(2,216)	(3,931)
NET INCOME (LOSS) ATTRIBUTABLE TO RAMCO-GERSHENSON PROPERTIES
TRUST COMMON SHAREHOLDERS	$(20,148)	$13,720	$23,501

EARNINGS (LOSS) PER COMMON SHARE, BASIC
Continuing operations	$(0.52)	$0.50	$1.46
Discontinued operations	(0.05)	0.12	(0.19)
	$(0.57)	$0.62	$1.27
EARNINGS (LOSS) PER COMMON SHARE, DILUTED
Continuing operations	$(0.52)	$0.50	$1.46
Discontinued operations	(0.05)	0.12	(0.19)
	$(0.57)	$0.62	$1.27
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	35,046	22,193	18,471
Diluted	35,224	22,193	18,478

OTHER COMPREHENSIVE INCOME
Net income (loss)	$(23,724)	$15,936	$27,432
Other comprehensive income (loss):
Gain (loss) on interest rate swaps	2,517	1,334	(3,006)
Comprehensive income (loss)	(21,207)	17,270	24,426
Comprehensive (income) loss attributable to noncontrolling interest	(3,207)	(2,371)	(3,531)
Comprehensive income (loss) attributable to Ramco-Gershenson Properties Trust	$(24,414)	$14,899	$20,895

The accompanying notes are an integral part of these consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share amounts)

	Shareholders' Equity of Ramco-Gershenson Properties Trust
			Accumulated	Accumulated
		Additional	Other	Distributions		Total
	Common	Paid-in	Comprehensive	in Excess of	Noncontrolling	Shareholders’
	Shares	Capital	Income (Loss)	Net Income	Interest	Equity

Balance, December 31, 2007	$185	$388,164	$(732)	$(106,100)	$41,240	$322,757
Issuance of common stock	-	-	-	-	-	-
Share-based compensation expense, net	-	1,325	-	-	-	1,325
Exercise of stock options	-	39	-	-	-	39
Dividends declared to common shareholders	-	-	-	(29,884)	-	(29,884)
Distributions declared to noncontrolling interests		-	-	-	(5,437)	(5,437)
Dividends paid on restricted shares	-	-	-	(188)	-	(188)
Other comprehensive loss adjustment	-	-	(2,596)	-	(410)	(3,006)
Net income (loss)	-	-	-	23,501	3,931	27,432
Balance, December 31, 2008	185	389,528	(3,328)	(112,671)	39,324	313,038
Issuance of common stock	124	96,116	-	-	-	96,240
Share-based compensation expense, net	-	1,087	-	-	-	1,087
Conversion and redemption of OP unit holders		-	-	(1)	-	(1)
Dividends declared to common shareholders	-	-	-	(18,558)	-	(18,558)
Distributions declared to noncontrolling interests		-	-	-	(2,358)	(2,358)
Dividends paid on restricted shares	-	-	-	(153)	-	(153)
Other comprehensive income adjustment	-	-	1,179	-	155	1,334
Net income (loss)	-	-	-	13,720	2,216	15,936
Balance, December 31, 2009	309	486,731	(2,149)	(117,663)	39,337	406,565
Issuance of common stock	70	75,623	-	-	-	75,693
Share-based compensation expense, net	-	1,016	-	-	-	1,016
Conversion and redemption of OP unit holders		-	-	-	(41)	(41)
Dividends declared to common shareholders	-	-	-	(23,498)	-	(23,498)
Distributions declared to noncontrolling interests		-	-	-	(1,895)	(1,895)
Dividends paid on restricted shares	-	-	-	(167)	-	(167)
Consolidation of variable interest entity		-	-	-	2,900	2,900
Other comprehensive income adjustment	-	-	2,149	-	368	2,517
Net income (loss)			-	(20,148)	(3,576)	(23,724)
Balance, December 31, 2010	$379	$563,370	$-	$(161,476)	$37,093	$439,366

The accompanying notes are an intergral part of these consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2010	2009	2008
OPERATING ACTIVITIES
Net income (loss)	$(23,724)	$15,936	$27,432
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	31,990	30,886	31,474
Amortization of deferred financing fees	2,663	875	971
Loss (earnings) from unconsolidated entities	221	(1,328)	(2,506)
Distributions received from operations of unconsolidated entities	2,904	3,836	6,389
Gain on sale of real estate	(2,096)	(5,010)	(19,595)
Provision for impairment	28,787	-	5,103
Impairment charge on unconsolidated joint ventures	2,653	-	-
Abandonment of pre-development sites	-	1,224	684
Discontinued operations	9	(253)	3,641
Loss on early extinguishment of debt	242	-	-
Bargain purchase gain on acquisition of real estate	(9,836)	-	-
Deferred gain recognized upon acquisition of real estate	(1,796)	-	-
Amortization of premium on mortgages and notes payable, net	(202)	(303)	(255)
Share-based compensation expense	1,279	1,291	1,325
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	5,112	2,397	(4,555)
Other assets	3,758	(162)	1,733
Accounts payable and accrued expenses	(792)	1,204	(21,934)
Net cash provided by continuing operating activities	41,172	50,593	29,907
(Gain) loss on sale of discontinued operations	2,050	(2,886)	463
Operating cash from discontinued operations	27	357	(3,372)
Net cash provided by operating activities	43,249	48,064	26,998

INVESTING ACTIVITIES
Additions to real estate	$(87,718)	$(21,598)	$(67,880)
Proceeds from sales of real estate	3,226	22,985	74,269
(Increase) decrease in restricted cash	(1,520)	1,164	901
Investment in and notes receivable from unconsolidated joint ventures	(13,720)	(10,922)	(6,079)
Payments on notes receivable from joint ventures	-	-	23,249
Note receivable from third party	(3,000)	-	-
Net cash (used in) provided by continuing investing activities	(102,732)	(8,371)	24,460
Investing cash provided by discontinued operations	797	5,037	9,157
Net cash (used in) provided by investing activities	(101,935)	(3,334)	33,617

FINANCING ACTIVITIES
Proceeds on mortgages and notes payable	$154,700	$176,186	$167,558
Repayment of mortgages and notes payable	(144,145)	(286,235)	(195,758)
Payment of deferred financing costs	(1,173)	(6,507)	(1,419)
Proceeds from issuance of common stock	75,693	96,240	-
Repayment of capitalized lease obligation	(283)	(267)	(252)
Distributions paid to noncontrolling interests	-	(54)	(53)
Dividends paid to common shareholders	(22,501)	(17,974)	(34,338)
Distributions paid to operating partnership unit holders	(1,906)	(2,503)	(6,059)
Proceeds from exercise of stock options	-	-	39
Net cash provided by (used in) financing activities	60,385	(41,114)	(70,282)

Net increase (decrease) in cash and cash equivalents	1,699	3,616	(9,667)
Cash from consolidated variable interest entity	44	-	-
Cash and cash equivalents at beginning of period	8,432	4,816	14,483

Cash and cash equivalents at end of period	$10,175	$8,432	$4,816

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest (net of capitalized interest of $1,158, $2,116 and $1,577 in 2010, 2009
and 2008 respectively)	$29,746	$28,783	$35,628
Cash paid for federal income taxes	28	378	6,333
Increase (decrease) in fair value of interest rate swaps	2,517	1,334	(3,006)
Decrease in deferred gain on sale of property	-	-	11,678

The accompanying notes are an integral part of these consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008

1. Organization and Summary of Significant Accounting Policies

Ramco-Gershenson Properties Trust, together with our subsidiaries (the “Company”), is a real estate investment trust (“REIT”) engaged in the business of owning, developing, redeveloping, acquiring, managing and leasing community shopping centers located in the Eastern and Midwestern, regions of the United States.  At December 31, 2010, we owned and managed, either directly or through our interest in real estate joint venture partnerships, a total of 89 shopping centers and one office building, with approximately 20.3 million square feet of gross leaseable area (“GLA”), of which 15.6 million is owned directly by us and our real estate joint venture partnerships.  We also owned interests in four parcels of land held for development and four parcels of land adjacent to certain of our existing developed properties located in Florida, Georgia, Michigan, Tennessee and Virginia.

We made an election to qualify, and believe our operating activities qualify as a REIT for federal income tax purposes.  Accordingly, we generally will not be subject to federal income tax, provided that we annually distribute at least 90% of our taxable income to our shareholders and meet other conditions.

Principles of Consolidation and Estimates

The consolidated financial statements include the accounts of the Company and our majority owned subsidiary, the Operating Partnership, Ramco-Gershenson Properties, L.P. (92.9%, 91.4%, and 86.4% owned by the Company at December 31, 2010, 2009 and 2008, respectively), and all wholly-owned subsidiaries, including entities in which we have a controlling interest or have been determined to be the primary beneficiary of a variable interest entity (“VIE”).  The presentation of consolidated financial statements does not itself imply that assets of any consolidated entity (including any special-purpose entity formed for a particular project) are available to pay the liabilities of any other consolidated entity, or that the liabilities of any other consolidated entity (including any special-purpose entity formed for a particular project) are obligations of any other consolidated entity.  Investments in real estate joint ventures for which we have the ability to exercise significant influence over, but for which we do not have financial or operating control, are accounted for using the equity method of accounting.  Accordingly, our share of the earnings of these joint ventures is included in consolidated net income.  All intercompany transactions and balances are eliminated in consolidation.

The Company owns 100% of the non-voting and voting common stock of Ramco-Gershenson, Inc. (“Ramco”), and therefore it is included in the consolidated financial statements.  Ramco has elected to be a taxable REIT subsidiary for federal income tax purposes.  Ramco provides property management services to the Company and to other entities, including our real estate joint venture partners.  See Note 22 for management fees earned from related parties.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and reported amounts that are not readily apparent from other sources.  Actual results could differ from those estimates.

Reclassifications

Certain reclassifications of prior period amounts have been made in the financial statements in order to conform to the 2010 presentation.

Revenue Recognition and Accounts Receivable

Our shopping center space is generally leased to retail tenants under leases that are classified as operating leases. We recognize minimum rents using the straight-line method over the terms of the leases commencing when the tenant takes possession of the space and when construction of landlord funded improvements is substantially complete. Certain of the leases also provide for additional revenue based on contingent percentage income which is recorded on an accrual basis once the specified target that triggers this type of income is achieved. The leases also provide for recoveries from tenants of CAM, real estate taxes and other operating expenses. These recoveries are estimated and recognized as revenue in the period the recoverable costs are incurred or accrued.  Revenues from fees and management income are recognized in the period in which the services have been provided and the earnings process is complete. Lease termination income is recognized when a lease termination agreement is executed by the parties and the tenant vacates the space.  When a lease is terminated early but the tenant continues to control the space under a modified lease agreement, the lease termination fee is generally recognized evenly over the remaining term of the modified lease agreement.

 Current accounts receivable from tenants primarily relate to contractual minimum rent, percentage rent, real estate taxes, CAM and other operating expense reimbursements.

We provide for bad debt expense based upon the allowance method of accounting. We continuously monitor the collectability of our accounts receivable from specific tenants, analyze historical bad debts, customer credit worthiness, current economic trends and changes in tenant payment terms when evaluating the adequacy of the allowance for bad debts.  Allowances are taken for those balances that we have reason to believe will be uncollectible.  When tenants are in bankruptcy, we make estimates of the expected recovery of pre-petition and post-petition claims.  The period to resolve these claims can exceed one year.  Management believes the allowance for doubtful accounts is adequate to absorb currently estimated bad debts.  However, if we experience bad debts in excess of the allowance we have established, our operating income would be reduced.  At December 31, 2010 and 2009, our allowance for doubtful accounts was approximately $3.9 million and $2.9 million, respectively.

In addition, many of our leases contain non-contingent rent escalations for which we recognize income on a straight-line basis over the non-cancelable lease term.  This method results in rental income in the early years of a lease being higher than actual cash received, creating a straight-line rent receivable asset which is included in the “Other Assets” line item in our consolidated balance sheets.  We review straight-line rent that is expected to be realized in a future period, and, depending on circumstances, may provide a reserve against the previously recognized straight-line rent receivable asset for a portion, up to its full value, that we estimate may not be recorded.  The balance of straight-line rent receivable at December 31, 2010 and 2009, net of allowances was $17.9 million and $17.1 million, respectively.  To the extent any of the tenants under these leases become unable to pay their contractual cash rents, we may be required to write down the straight-line rents receivable from those tenants, which would reduce our operating income.

Real Estate

Real estate assets that we own directly are stated at cost less accumulated depreciation.  Depreciation is computed using the straight-line method.  The estimated useful lives for computing depreciation are generally 25 – 40 years for buildings and 10 – 20 years for parking lot surfacing and equipment.  We capitalize all capital improvement expenditures associated with replacements and improvements to real property that extend its useful life and depreciate them over their estimated useful lives ranging from 5 – 30 years.  In addition, we capitalize tenant leasehold improvements when certain criteria are met over the shorter of the useful life of the improvements or the term of the related tenant lease.  We charge maintenance and repair costs that do not extend an asset’s life to expense as incurred.

Sale of properties and other real estate assets are recognized when it is determined that the sale has been consummated, the buyer’s initial and continuing investment is adequate, the Company’s receivable, if any, is not subject to future subordination, and the buyer has assumed the usual risks and rewards of ownership of the assets.

We allocate the costs of acquisitions to assets acquired and liabilities assumed based on estimated fair values, replacement costs and appraised values.  The purchase price of the acquired property is allocated to land, building, improvements and other identifiable intangibles such as in-place leases, above-below market leases, out-of-market assumed mortgages, tenant relationships and gain on purchase, if any.  The value allocated to above-below market leases is amortized over the related lease term and included in rental income in the statements of operations. Should a tenant terminate its lease prior to its stated expiration, all unamortized amounts relating to that lease would be written off.

Effective January 1, 2009 with the adoption of ASC 805, business combinations, transaction costs, such as broker fees, transfer taxes, legal, accounting, valuation, and other professional fees related to the acquisition of a business are expensed as incurred and included in “general and administrative” costs in the consolidated statements of operations.

Real estate also includes costs incurred in the development of new operating properties, including the disposition of certain land parcels and the redevelopment of existing operating properties.  These properties are carried at cost and no depreciation is recorded on these assets until the commencement of rental revenue or no later than one year from the completion of major construction.  These costs include pre-acquisition costs directly identifiable with the specific project, development and construction costs, interest, real estate taxes and insurance.  Interest is capitalized on land under development and buildings under construction based on rates applicable to borrowings outstanding during the period and the weighted average balance of qualified assets under development/redevelopment during the period.  Indirect development costs, including salaries and benefits, travel and other related costs ceases at the earlier of one year form completion of major construction or when the property, or any completed portion, becomes available for occupancy.

 The capitalized costs associated with development and redevelopment properties are depreciated over the life of the improvement.  Undepreciated tenant work is charged to depreciation expense if the applicable tenant vacates before its lease expiration and the tenant work is replaced or has no future value.  Capitalized costs associated with leases are amortized over the base term of the lease.  Unamortized leasing costs are charged to expense if the applicable tenant vacates before the expiration of the lease.  Additionally, we make estimates as to the probability of certain development and redevelopment projects being completed.  If we determine the development or redevelopment project is no longer probable of completion, we immediately expense all capitalized costs which are not recoverable.

At December 31, 2010, we had four projects under pre-development.  Our land held for development or sale consisted of:

Property Name	City, State	Cost to Date as of 12/31/10
		(In millions)
Hartland Towne Square (1)	Hartland Twp. , MI	$32.5
The Town Center at Aquia	Stafford Co., VA	17.9
Gateway Commons	Lakeland, FL	21.1
Parkway Shops	Jacksonville, FL	13.4
Other	Various	8.4
		$93.3

(1)
The Company owns a controlling 20% interest in the Ramco RM Hartland SC LLC joint venture that owns a portion of Hartland Towne Square.  In the first quarter of 2010, the Company consolidated the Ramco RM Hartland SC LLC joint venture in accordance with accounting guidance for variable interest entities.  For further information on the consolidation of the Ramco RM Hartland SC LLC joint venture, refer to Note 9 of the consolidated financial statements.

It is our policy to start vertical construction on new development projects only after the project has received entitlements, significant anchor commitments, construction financing and joint venture partner commitments, if appropriate.  We are in the entitlement and pre-leasing phases at our development projects and do not expect to secure financing and to identify joint venture partners until the entitlement and pre-leasing phases are complete.

Accounting for the Impairment of Long-Lived Assets and Equity Investments

We review our investment in real estate, including any related intangible assets, for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the remaining estimated useful lives of those assets may warrant revision or that the carrying value of the property may not be recoverable.  For operating properties, these changes in circumstances include, but are not limited to, changes in occupancy, rental rates, tenant sales, net operating income, geographic location, real estate values, and management’s intentions related to the operating properties.  For development projects, including land held for development or sale, these changes in circumstances include, but are not limited to, changes in construction costs, absorption rates, market rents, the market for land sales, real estate values, and management’s intentions related to the projects.

We recognize an impairment of an investment in real estate when the estimated undiscounted cash flow is less than the net carrying value of the property.  If it is determined that an investment in real estate is impaired, then the carrying value is reduced to the estimated fair value as determined by cash flow models and discount rates or comparable sales in accordance with our fair value measurement policy.

In determining whether an investment in real estate is impaired and, if so, the amount of the impairment requires considerable management judgment.  In the event that management changes its intended holding period for an investment in real estate, impairment may result even without any other event or change in circumstances related to that investment.  For example, a determination to sell land held for development rather than to develop the land and hold the developed asset may result in impairment.   Under certain circumstances, management may use probability-weighted scenarios related to an investment in real estate, and the use of such analysis may also result in impairment.  Impairment charges resulting from any event or change in circumstances, including changes in management’s intentions or management’s analysis of varying scenarios, could be material to our consolidated financial statements.

During 2010, we made the decision to market certain land parcels for sale at several development projects which triggered an impairment provision of $12.6 million.  Also during 2010, we determined that we would market for sale all components of a mixed-use development project located in Stafford County, Virginia.  Our change in plan triggered an additional impairment charge of $16.2 million for buildings and other improvements that we intend to demolish in order to ready the asset for sale and subsequent development.

There were no impairment charges for the year ended December 31, 2009.  See Note 7 of the notes to the consolidated financial statements for further information.

Investments in Real Estate Joint Ventures

We have eight equity investments in unconsolidated joint venture entities in which we own 50% or less of the total ownership interest.  Because we can influence but not control these joint ventures, these investments are accounted for under the equity method. We provide leasing, development, asset and property management services to these joint ventures for which we are paid fees.  Refer to Note 8 of the notes to the consolidated financial statements for further information.

We review our equity investments in unconsolidated entities for impairment on a venture-by-venture basis whenever events of changes in circumstances indicate that the carrying value of the equity investment may not be recoverable.  These changes in circumstances include, but are not limited to, declines in real estate values in general, increases in interest rates in general, or decreases net operating income and occupancy of the properties held in the unconsolidated joint venture. We record an impairment charge when it is determined that a decline in value is other than temporary.

In testing for impairment of equity investments in unconsolidated entities, we use cash flow models, discount rates, and capitalization rates to estimate the fair value of properties held in joint ventures, and mark the debt of the joint ventures to market.  Considerable judgment by management is applied when determining whether an equity investment in an unconsolidated entity is impaired and, if so, the amount of the impairment. Changes to assumptions regarding cash flows, discount rates, or capitalization rates could be material to our consolidated financial statements.

In the first quarter of 2010, we recorded an impairment charge of $2.7 million resulting from other-than-temporary declines in the fair market value of various equity investments in unconsolidated joint ventures.

Other Asset, net

Other assets consist primarily of prepaid expenses, lease and financing costs.  Financing and leasing costs are amortized using the straight-line method over the terms of the respective agreements. Should a tenant terminate its lease, the unamortized portion of the leasing cost is expensed.  Unamortized financing costs are expensed when the related agreements are terminated before their scheduled maturity dates.  Other assets also include straight-line rent receivables of $17.9 million and $17.1 million, net of an allowance of $0.7 million and $0.4 million, at December 31, 2010 and 2009.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Recognition of Share-based Compensation Expense

We grant share-based compensation awards to employees and trustees in the form of restricted common shares and stock options.  Our share-based award costs are equal to each grant date fair value and are recognized over the service periods of the awards.  See Note 19 of the notes to the consolidated financial statements for further information.

Income Tax Status

We made an election to qualify, and believe our operating activities qualify as a REIT for federal income tax purposes.  Accordingly, we generally will not be subject to federal income tax, provided that we annually distribute at least 90% of our taxable income to our shareholders and meet other conditions.  We are obligated to pay state taxes, generally consisting of franchise or gross receipts taxes in certain states which are not material to our consolidated financial statements.

Certain of our operations, including property and asset management, as well as ownership of certain land parcels, are conducted through taxable REIT subsidiaries, (“TRSs”) which are subject to federal and state income taxes.  During the years ended December 31, 2010, 2009, and 2008, we sold various properties and land parcels at a gain, resulting in both a federal and state tax liability.  See Note 21 of the notes to the consolidated financial statements for further information.

Noncontrolling Interest in Subsidiaries

Effective January 1, 2009, we adopted the provisions of the accounting standard for noncontrolling interests, previously referred to as minority interests, requiring noncontrolling interests to be treated as a separate component of equity, not as a liability or other item outside of permanent equity.  Consolidated net income and comprehensive income is required to include the noncontrolling interest’s share.  The calculation of earnings per share continues to be based on income amounts attributable to the parent.

Segment Information

Our primary business is the ownership, management, redevelopment, development and operation of retail shopping centers.  We do not distinguish our primary business or group our operations on a geographical basis for purposes of measuring performance.  We review operating and financial data for each property on an individual basis and define an operating segment as an individual property.  The individual properties have been aggregated into one reportable segment based upon their similarities with regard to both the nature and economics of the centers, tenants and operational processes, as well as long-term financial performance.  No one individual property constitutes more than 10% of our revenue or property operating income and none of our shopping centers are located outside the United States.   Accordingly, we believe we have a single reportable segment for disclosure purposes.

2.  Recent Accounting Pronouncements

In December 2009, the FASB issued ASU 2009-17, accounting guidance on variable interest entities that updated ASC 810.  This standard amended guidance surrounding a company’s analysis to determine whether any of its variable interests constitute controlling financial interests in a variable interest entity.  This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics; a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.  Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance.  The new guidance also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. The guidance was effective for the first annual reporting period beginning after November 15, 2009.

We consolidated the Ramco RM Hartland SC LLC joint venture prospectively, effective January 1, 2010.  The consolidation of the variable interest entity did not have a material impact on our financial position, results of operations, or cash flows.  Refer to Note 9 of the notes to the consolidated financial statements for more information on the consolidation of the variable interest entity.

In January 2010, the FASB updated ASC 820 “Fair Value Measurements and Disclosures” with ASU 2010-06, which requires additional disclosures and clarification of existing fair value measurement disclosures.   The update was effective for fiscal years beginning after December 15, 2009.  We adopted the provisions of this update in the first quarter of 2010.  The new and clarified disclosures did not have a material impact on our financial position, results of operations, or cash flows.  Refer to Note 13 of the notes to the consolidated financial statements for more information on fair value measurements.

In July 2010, the FASB updated ASC 310 “Receivables” with ASU 2010-20 “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”, which requires enhanced disclosures about financing receivables, including the allowance for credit losses, credit quality, and impaired loans.  This standard is effective for fiscal years ending after December 15, 2010.  We adopted the standard in the fourth quarter of 2010 and it did not have a material impact to our consolidated financial statements.

3. Discontinued Operations

In May 2010, we sold the Ridgeview Crossing Shopping Center located in Elkin, North Carolina for $0.9 million in net proceeds.  The sale resulted in a net loss of $2.1 million.  Total revenue for Ridgeview Crossing was $0.1 million, $0.4 million and $1.5 million for the years ended December 31, 2010, 2009 and 2008, respectively.

In August 2009, we sold Taylor Plaza, a stand-alone Home Depot store located in Taylor, Michigan, for approximately $5.0 million in net proceeds.  The sale transaction resulted in a gain of $2.9 million for the year ended December 31, 2009.  Total revenue for Taylor Plaza was $0, $0.5 million, and $0.8 million for the years ended December 31, 2010, 2009, and 2008, respectively.

All periods presented reflect the operations of the aforementioned properties as discontinued operations on the consolidated statements of operations and comprehensive income in accordance with ASC 205-20 Financial Statement Presentation: Discontinued Operations.

As of December 31, 2010 and 2009, we had not classified any properties as Real Estate Assets Held for Sale in our consolidated balance sheets.

4. Accounts Receivable, Net and Notes Receivable

We provide for bad debt expense based upon the allowance method of accounting.  We monitor the collectability of our accounts receivable for billed and unbilled charges, including straight-line rent from specific tenants, and analyze historical bad debt write-offs, customer credit worthiness, current economic trends and changes in tenant payment terms when evaluating the adequacy of the allowance for doubtful accounts.  When tenants are in bankruptcy, we make estimates of the expected recovery of pre-petition and post-petition claims.  The ultimate resolution of these claims can be delayed for one year or longer.  Accounts receivable in the accompanying consolidated balance sheets includes amounts billed to tenants and accrued expense recoveries due from tenants and is shown net of an allowance for doubtful accounts of $3.9 million and $2.9 million at December 31, 2010 and 2009, respectively.

Notes receivable were $3.0 million and $12.6 million at December 31, 2010 and 2009, respectively.  The note receivable of $3.0 million at December 31, 2010 was recorded in conjunction with the acquisition of The Shoppes at Fox River on December 29, 2010.  We provided interest-only financing to the seller for an undeveloped land parcel not owned by us adjacent to the shopping center property we purchased.  The note bears interest at an annual fixed rate of 7.5% and matures in January 2013.

Notes receivable of $12.6 million at December 31, 2009 related primarily to the Ramco RM Hartland SC LLC joint venture that is developing Hartland Towne Square, in Hartland, Michigan.  Effective January 1, 2010, we prospectively consolidated the Ramco RM Hartland SC LLC joint venture.  For additional information on the consolidation of the Ramco Hartland SC LLC joint venture refer to Note 9 of the notes to the consolidated financial statements.

5. Net Real Estate

Included in our net real estate is income producing shopping center properties that are recorded at cost less accumulated depreciation and amortization.

Land held for development or sale represents projects where vertical construction has yet to commence, but which have been identified by us and are available for future development if and when market conditions dictate the demand for a new shopping center.  Land held for development or sale was $93.3 million and $69.9 million at December 31, 2010 and 2009, respectively.  The increase in land held for development or sale from December 31, 2009 to December 31, 2010 was primarily attributable to the consolidation of the Ramco RM Hartland SC LLC variable interest entity.  Refer to Note 9 of the notes to the consolidated financial statements for information on the consolidation of the Ramco RM Hartland SC LLC joint venture.

Construction in progress represents existing development and redevelopment projects. When projects are substantially complete and ready for their intended use, balances are transferred to land or buildings and improvements as appropriate.  Construction in progress was $2.6 million and $8.2 million at December 31, 2010 and December 31, 2009, respectively.  The decrease in construction in progress from December 31, 2009 to December 31, 2010 was due primarily to a substantially completed redevelopment property being transferred to income producing.

6. Property Acquisitions and Dispositions

Acquisitions

The following table provides a summary of income producing properties acquired during 2010:

				Purchase	Mortgage
Date Purchased	Property Name	Property Location	Square Feet	Price	Assumed
				(In thousands)
08/10/10	Liberty Square	Wauconda, IL	107,369	$15,200	$-

10/01/10	Merchants' Square (1)	Carmel, IN	278,875	16,739	-

12/29/10	The Shoppes at Fox River	Waukesha, WI	135,610	23,840	-
				$55,779	$-

(1)
In the third quarter of 2010, we acquired the $32.7 million note securing Merchants’ Square, a shopping center entity that was part of the Ramco 450 Venture LLC joint venture, for $16.8 million.  During the fourth quarter of 2010, our joint venture partner transferred its interest in the property to us for nominal consideration.  See Note 8 of the notes to the consolidated financial statements for additional information.

We had no acquisitions of wholly-owned shopping center properties in the year ended December 31, 2009.  However, we acquired various parcels of land for development purposes totaling approximately $0.4 million in 2009.

The total aggregate fair value of the 2010 acquisitions was allocated and is reflected in the following table in accordance with accounting guidance for business combinations.  At the time of acquisition, these assets and liabilities were considered Level 2 fair value measurements:

	December 31,
	2010	2009
	(In thousands)

Land	$12,331	$-
Buildings and improvements	49,051	-
Above market leases	1,910	-
Lease origination costs	7,576	-
Other assets	467	-
Below market leases	(3,392)	-
Other liabilities	(492)	-
Deferred liability	(1,836)	-
	65,615	-
Bargain purchase gain	(9,836)	-
Total purchase price allocated	$55,779	$-

Dispositions

The following table provides a summary of our disposition activity during 2010, 2009, and 2008:

Date Sold	Property Name	Property Location	Square Feet	Gross Sales Price	Gain (loss) on Sale
				(In thousands)
09/30/10	Promenade at Pleasant Hill - Quik Trip outparcel	Duluth, Georgia	N/A	$1,900	$1,611
09/23/10	Ramco Hartland - outparcel land	Hartland, Michigan	N/A	435	25
06/30/10	Ramco Jacksonsville - Boston Pizza outparcel	Jacksonville, Florida	N/A	1,069	460
	2010 sale of land / outparcels			$3,404	$2,096

05/12/10	Ridgeview Crossing Shopping Center	Elkin, North Carolina	211,524	$900	$(2,050)
	2010 sale of income producing real estate			$900	$(2,050)

08/26/09	Taylor Plaza - Home Depot outparcel	Taylor, Michigan	122,374	$5,100	$2,886
	2009 sale of land / outparcels			$5,100	$2,886

09/02/09	Northwest Crossing Shopping Center	Knoxville, TN	207,945	$11,650	$5,286
09/01/09	Taylors Square Shopping Center	Greenville, South Carolina	207,445	10,850	(276)
	2009 sale of income producing real estate			$22,500	$5,010

Various	Various land parcels	Various	N/A	$8,250	$1,477
	2008 sale of land / outparcels			$8,250	$1,477

08/08/08	The Plaza at Delray Shopping Center	Delray Beach, Florida	331,496	$71,800	$8,213
06/04/08	Highland Square Shopping Center	Crossville, Tennessee	180,767	9,275	(463)
	2008 sale of income producing real estate(1)			$81,075	$7,750

(1) In addition to the sales noted above for 2008, we sold a shopping center to our joint venture that resulted in a net gain of approximately $10 million.

7. Impairment Charges

We established provisions for impairment during the year ended December 31, on the following consolidated assets and unconsolidated joint venture investments:

	Year Ended
	December 31,
	2010	2009	2008
	(In thousands)
Land held for development or sale (1)	$12,574	$-	$-
The Town Center at Aquia (2)	16,213	-	-
Investments in unconsolidated joint ventures (3)	2,653	-	-
Total	$31,440	$-	$-

(1)
The impairment charges were triggered by our decision made during the third quarter of 2010 to market certain land parcels for sale at several of our development projects. As of December 31, 2010 there were two land parcels under contract that were not classified as held for sale due to substantive contingencies associated with the respective contracts.  Refer to MD&A under Accounting for the Impairment of Long-Lived Assets for a discussion of inputs used in determining the fair value of long-lived assets.

(2)
Amounts reported for the year ended December 31, 2010 related to buildings and other improvements located in Stafford County, Virginia that we intend to demolish in order to prepare the site for a mixed-use project.  During the third quarter of 2010, we determined that it would market for sale all components of the project to various buyers and/or joint ventures.  Notwithstanding the foregoing, we expect to retain an interest in certain parcels through participation in one or more joint ventures.  Refer to MD&A under Accounting for the Impairment of Long-Lived Assets for a discussion of inputs used in determining the fair value of long-lived assets.

(3)
In the first quarter of 2010, we recorded an impairment charge of $2.7 million resulting from other than-temporary declines in the fair market value of various equity investments in unconsolidated joint ventures.  Refer to Note 8 of the notes to consolidated financial statements and Off Balance Sheet Arrangements in MD&A for a discussion of inputs used in determining the fair value of our investments in unconsolidated joint ventures.

Our impairment provisions were based upon the difference between the present value of estimated sales prices of the available-for-sale parcels and our allocated basis of those parcels.  Future sales prices were estimated based upon comparable market transactions for similar land parcels, market rates of return, and other market data relevant to valuing developable land.  Based on these inputs we determined that our valuation in these investments was classified within Level 3 of the fair value hierarchy.

8. Equity Investments in Unconsolidated Entities

Combined financial information of our unconsolidated entities is summarized as follows:

	December 31,
Balance Sheets	2010	2009	2008
	(In thousands)
ASSETS
Investment in real estate, net	$923,910	$1,010,216	$1,012,752
Other assets	40,975	42,858	37,553
Total Assets	$964,885	$1,053,074	$1,050,305
LIABILITIES AND OWNERS' EQUITY
Mortgage notes payable	$436,650	$537,732	$540,766
Other liabilities	16,436	25,657	25,641
Owners' equity	511,799	489,685	483,898
Total Liabilities and Owners' Equity	$964,885	$1,053,074	$1,050,305

RPT's equity investments in unconsolidated entities	$105,189	$97,506	$95,867

	Year Ended December 31,
Statements of Operations	2010	2009	2008
	(In thousands)
Total Revenue	$93,945	$95,665	$94,722
Total Expenses	87,066	90,090	83,622
	6,879	5,575	11,100
Impairment of long-lived assets (1)	9,102	-	-
Net income (loss)	$(2,223)	$5,575	$11,100
RPT's share of earnings (loss)
from unconsolidated entities	$(221)	$1,328	$2,506

(1)
The impairment of long-lived assets related to the Merchants’ Square shopping center and was based on the joint venture’s assessment of fair value at September 30, 2010 (prior to the remaining interest transfer from our partner).  Our share of the impairment, which represented its entire equity investment in the shopping center at September 30, 2010 was $1.8 million.

In the first quarter 2010, we recorded an impairment charge of $2.7 million resulting from other-than-temporary declines in the fair market value of various equity investments in unconsolidated joint ventures.

As of December 31, we had investments in the following unconsolidated entities:

		Total Assets	Total Assets
	Ownership as of	as of	as of
Unconsolidated Entities	December 31, 2010	December 31, 2010	December 31, 2009
		(In thousands)

S-12 Associates	50%	$628	$644
Ramco/West Acres LLC	40%	9,504	9,610
Ramco/Shenandoah LLC	40%	14,990	15,164
Ramco/Lion Venture LP	30%	524,160	534,348
Ramco 450 Venture LLC	20%	313,596	364,347
Ramco 191 LLC	20%	24,243	23,975
Ramco RM Hartland SC LLC (1)	20%	-	25,630
Ramco HHF KL LLC	7%	51,224	50,991
Ramco HHF NP LLC	7%	26,540	27,086
Ramco Jacksonville North Industrial LLC (2)	100%	-	1,279
		$964,885	$1,053,074

(1)
In the first quarter of 2011, we purchased our partner's 80% interest in the Ramco RM Hartland SC LLC joint venture.  See Note 9 of the notes to the consolidated financial statements for additional information.

(2)	In the second quarter of 2010, we purchased our partner's 95% interest in the Ramco Jacksonville North Industrial LLC joint venture.

There were no acquisitions of shopping centers in 2010 and 2009 by any of our unconsolidated joint ventures.

Debt

Our unconsolidated entities had the following debt outstanding at December 31, 2010:

	Balance	Interest
Entity Name	Outstanding	Rate	Maturity Date
	(In thousands)

S-12 Associates	$708	5.9%	May 2016 (1)
Ramco/West Acres LLC	8,401	13.1%	April 2030 (2)
Ramco/Shenandoah LLC	11,676	7.3%	February 2012
Ramco/Lion Venture LP	224,118	5.0% - 8.2%	Various (3)
Ramco 450 Venture LLC	183,172	5.3% - 6.5%	Various (4)
Ramco 191 LLC	8,575	1.7%	June 2012
	$436,650

(1)	Interest rate resets per formula annually in June.
(2)	Default interest rate, effective July 1, 2010.
(3)	Interest rates range from 5.0% to 8.2%, with maturities ranging from August 2011 to June 2020.
(4)	Interest rates range from 5.3% to 6.5% with maturities ranging from February 2011 to January 2018.

On September 3, 2010, we acquired the $32.7 million note securing the Merchants’ Square Shopping Center located in Carmel, Indiana for $16.8 million.  During the fourth quarter of 2010, our joint venture partner transferred its interest in the property to us.  The joint venture recorded an asset impairment loss of $9.1 million related to the pending transfer at September 30, 2010.  Our proportionate share of the impairment was $1.8 million which was included in earnings (loss) from unconsolidated joint ventures in our consolidated statements of operations.

Upon closing of the transaction in the fourth quarter 2010, we engaged a third party to determine the fair value of the property.   The fair value of the property was determined to be $26.6 million and was included in income producing properties in our consolidated balance sheets at December 31, 2010.  As a result of the transaction, we recorded a $9.8 million bargain purchase gain on the acquisition of the Merchants’ Square Shopping Center which represents the difference between our acquisition price of $16.8 million and the fair value of $26.6 million.  Also in the fourth quarter of 2010, we recognized a previously deferred gain of $1.8 million related to the transaction.

At December 31, 2010, the Ramco/West Acres LLC joint venture in which we have a 40% ownership interest was in default on its $8.4 million loan.  On February 10, 2011, the lender accelerated payment of the loan.  The joint venture has been in discussions with the lender to restructure the loan.  The joint venture is currently accruing interest at a default rate of 13.1%.  Based upon the 40% ownership interest in the joint venture, our share of the debt was $3.4 million at December 31, 2010.

During 2010, Ramco/Lion Venture LP joint venture in which we have a 30% ownership interest, repaid three property’s mortgages totaling approximately $42.2 million.  Our proportionate share of the debt repayment was approximately $12.7 million.

Joint Venture Management and Other Fee Income

We are engaged by certain of our joint ventures to provide asset management, property management, leasing and investing services for such venture’s respective properties.  We receive fees for our services, including a property management fee calculated as a percentage of gross revenues received and recognize these fees as the services are rendered.

The following table provides information for our fees earned which are reported in our consolidated statements of operations:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Management fees	$2,792	$2,844	$2,848
Leasing fees	908	794	958
Acquisition fees	251	603	675
Financing fees	95	80	300
Total	$4,046	$4,321	$4,781

9.   Consolidated Variable Interest Entity

The Ramco RM Hartland SC LLC joint venture was formed primarily to acquire certain land parcels and for a retail shopping center development called Hartland Towne Square, in Hartland Township, Michigan.  The entity was established with approximately $3.1 million of equity, of which 80% was contributed by an independent joint venture partner.  We contributed the remaining 20% of equity in the entity.  In addition, at December 31, 2010, we had advanced a mezzanine loan of $20.7 million.  We are also the manager of the entity and are responsible for the development, leasing and management of the project.

We re-evaluated our interests in entities for the period beginning January 1, 2010 to determine if the interests are variable and that the entities are reflected properly in the financial statements as investments or consolidated entities. As a result of the qualitative and quantitative analysis performed, we determined that the Ramco RM Hartland SC LLC joint venture is a variable interest entity and that we have a controlling financial interest in the variable interest entity.

During the first quarter 2010, a loan to the joint venture from a third party lender was reduced by $3.9 million to $4.6 million. As a result of the reduction in third-party financing and additional costs incurred related to the development of the project, we increased the mezzanine loan balance to the joint venture to $18.1 million resulting in us providing the substantial majority of the entity’s capital. The combination of the reduction of the third party loan, the need for us to advance additional funds to the joint venture, and the inability of the entity to obtain additional independent construction or mezzanine financing, transferred the responsibility of financial control to us. We concluded that the joint venture entity met the criteria of a variable interest entity under the current accounting definition.

We also determined that we had the obligation to absorb losses that could potentially be significant through our equity interest and our mezzanine loan to the joint venture entity.  Therefore the power to direct the significant activities of the entity, made us the primary beneficiary of the variable interest entity and required us to consolidate the joint venture entity in our consolidated financial statements. We consolidated the Ramco RM Hartland SC LLC joint venture prospectively, effective January 1, 2010.

Included in our consolidated balances after appropriate eliminations were amounts related to the Ramco RM Hartland SC LLC joint venture VIE at December 31, 2010 as follows:

December 31,
2010
(In thousands)
Assets
Construction in progress and land held for development or sale	$25,812
Other assets	47
Total Assets	$25,859

Liabilities and Shareholders' Equity
Mortgages and notes payable	$4,605
Accounts payable and accrued expenses	333
Noncontrolling interest	993
Total Liabilities and Shareholders' Equity	$5,931

The mortgage note payable of $4.6 million at December 31, 2010, is non-recourse, subject to certain exceptions.  Therefore, the lender would not have recourse to the general credit of the Company if any loan losses were to be incurred.

Construction in progress and land held for development or sale of $25.8 million related to the consolidated VIE comprised approximately 2.5% of our consolidated total assets at December 31, 2010.  Mortgages and notes payable of $4.6 million and noncontrolling interest of $1.0 million related to the consolidated VIE, comprised less than 1.0% of our consolidated total debt and total equity, respectively at December 31, 2010.

In January 2011, we executed an agreement with our joint venture partner that transferred the partner’s interest in the Ramco Highland SC, LLC joint venture to us for $1.0 million, which approximated the partner’s equity interest in the joint venture at October 1, 2010.

10. Other Assets, Net

Other assets consisted of the following:

	December 31,
	2010	2009
	(In thousands)
Deferred leasing costs	$44,964	$40,922
Deferred financing costs	11,414	10,525
Intangible assets	12,637	5,836
Other	4,863	6,162
	73,878	63,445
Less: accumulated amortization	(42,030)	(37,766)
	31,848	25,679
Straight-line rent receivable, net	17,864	17,114
Prepaid expenses and other	8,546	8,994
Other assets, net	$58,258	$51,787

Intangible assets included the following:

	December 31,
	2010	2009
	(In thousands)
Lease origination costs	$9,499	$4,526
Less: accumulated amortization	(3,513)	(3,334)
Lease origination costs, net of accumulated amortization	5,986	1,192

Above market leases	$3,138	$1,229
Less: accumulated amortization	(1,155)	(900)
Above market leases, net of accumulated amortization	1,983	329

Total intangible assets	$12,637	$5,755
Less: accumulated amortization	(4,668)	(4,234)
Total intangible assets, net of accumulated amortization	$7,969	$1,521

These assets are being amortized over the lives of the applicable leases as reductions to minimum rent revenue, as appropriate, over the initial terms of the respective leases.  Amortization of the intangible lease assets resulted in expense of approximately $0.3 million, $0.1 million, and $0.1 million for the years ended December 31, 2010, 2009, and 2008, respectively.

The average amortization period for intangible assets attributable to lease origination costs and for above market leases are 5.5 years and 4.5 years, respectively.

Included in accounts payable and accrued expenses at December 31, 2010 and 2009 were intangible liabilities related to below market leases of $3.5 million and $0.6 million, respectively.  The lease-related intangible liabilities are being accreted over the terms of the acquired leases, which resulted in an increase of revenue of $0.4 million, $0.2 million, and $0.2 million for the years ended December 31, 2010, 2009, and 2008, respectively.

Deferred financing costs, net of accumulated amortization were $6.7 million at December 31, 2010, compared to $8.1 million at December 31, 2009.  We recorded amortization of deferred financing costs of $2.7 million, $0.9 million, and $1.0 million respectively, during the years ended December 31, 2010, 2009, and 2008.  This amortization is included in interest expense in our consolidated statements of operations.

Other assets included $17.9 million and $17.1 million of unbilled straight-line rent receivables, net of an allowance of $0.7 million and $0.4 million, at December 31, 2010 and 2009, respectively.

The following table represents estimated aggregate amortization expense related to other assets as of December 31, 2010:

Year Ending December 31,
(In thousands)
2011	$9,151
2012	7,737
2013	4,506
2014	3,005
2015	1,882
Thereafter	5,567
Total	$31,848

11. Mortgages and Notes Payable

The following table summarizes our mortgages and notes payable as of December 31, 2010 and 2009:

	December 31,
Mortgages and Notes Payable	2010	2009
	(In thousands)
Fixed rate mortgages	$341,341	$331,248
Variable rate mortgages	22,478	14,427
Secured revolving credit facility	119,750	92,036
Secured term loan facility	30,000	67,000
Secured bridge loan	30,000	-
Revolving credit facility, securing The Town Center at Aquia	-	20,000
Junior subordinated notes, 7.9%, unsecured	28,125	28,125
	$571,694	$552,836

Our fixed rate mortgages have interest rates ranging from 4.8% to 7.6%, and are due at various maturity dates from May 2011 through April 2020.  Included in fixed rate mortgages at December 31, 2010 and 2009 were unamortized premium balances related to the fair market value of debt of $0.1 million and $0.3 million, respectively.  Our variable rate mortgages have interest rates ranging from 5.3% to 6.0%, and are due at various dates from June 2011 through December 2011.  The mortgage notes, both fixed rate and variable rate, are secured by mortgages on properties that have an approximate net book value of $395.5 million as of December 31, 2010.

We have a $180.0 million secured credit facility, (the “Credit Facility”) consisting of a $150.0 million secured revolving credit facility and a $30.0 million secured term loan facility.  The Credit Facility provides that the secured revolving credit facility may be increased by up to $50.0 million at our request, dependent upon there being one or more lenders willing to fund the additional commitments, for a total secured credit facility commitment of $230.0 million.  The secured revolving credit facility matures in December 2012 and bears interest at LIBOR plus 350 basis points with a 2% LIBOR floor. The secured term loan facility matures in June 2011 and bears interest at LIBOR plus 350 basis points with a 2% LIBOR floor. The Credit Facility is secured by mortgages on various properties that have an approximate net book value of $275.1 million as of December 31, 2010.

In December 2010, we closed on a short-term bridge loan of $30.0 million in connection with the acquisition of The Shoppes at Fox River Shopping Center.  The bridge loan is secured by one of our wholly-owned shopping centers and pledges of equity interests in two other centers, and bears interest at LIBOR plus 350 basis points.  The interest rate as of December 31, 2010 was 3.77%.  The loan is due in April 2011.

The revolving credit facility secured by The Town Center at Aquia, which had a zero balance, was cancelled on November 10, 2010.

In May 2010, we completed an equity offering of 6.9 million common shares, which included 0.9 million shares purchased pursuant to an over-allotment option granted to the underwriters.  The offering generated net proceeds of approximately $75.7 million.  The net proceeds from the offering were used to repay debt and other corporate matters.

Also in May 2010, we closed on a $14.7 million loan secured by the newly-constructed office building occupied by Northrop Grumman at The Town Center at Aquia.  The loan bears interest at a fixed rate of 5.8% and matures in June 2015.  Net proceeds from the loan were used primarily to pay down our revolving lines of credit.

It is anticipated that funds borrowed under the aforementioned credit facilities will be used for general corporate purposes, including working capital, capital expenditures, the repayment of indebtedness or other corporate activities.

At December 31, 2010, outstanding letters of credit issued under the Credit Facility, not reflected in the accompanying consolidated balance sheets, were $1.6 million. These letters of credit reduce the availability under the Credit Facility.

The Credit Facility contains financial covenants relating to total leverage, fixed charge coverage ratio, tangible net worth and various other calculations. As of December 31, 2010, we were in compliance with the covenant terms.

The mortgage loans encumbering our properties, including properties held by our unconsolidated joint ventures, are generally non-recourse, subject to certain exceptions for which we would be liable for any resulting losses incurred by the lender.  These exceptions vary from loan to loan but generally include fraud or a material misrepresentation, misstatement or omission by the borrower, intentional or grossly negligent conduct by the borrower that harms the property or results in a loss to the lender, filing of a bankruptcy petition by the borrower, either directly or indirectly, and certain environmental liabilities.  In addition, upon the occurrence of certain events, such as fraud or filing of a bankruptcy petition by the borrower, we or our joint ventures would be liable for the entire outstanding balance of the loan, all interest accrued thereon and certain other costs, including penalties and expenses. At December 31, 2010, the mortgage debt of $11.0 million at Peachtree Hill, a shopping center owned by Ramco 450 Venture LLC, a joint venture in which we have 20% ownership interest, is recourse debt.  The loan is secured by unconditional guarantees of payment and performance by Ramco 450 Venture LLC, us, and the Operating Partnership.  On February 22, 2011, our joint venture paid off the $11.0 million loan.  Our share of the debt was $2.2 million.

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

The following table presents scheduled principal payments on mortgages and notes payable as of December 31, 2010:

Year Ending December 31,
(In thousands)
2011	$112,971
2012	144,128
2013	34,518
2014	33,086
2015	76,345
Thereafter	170,646
Total	$571,694

With respect to the various fixed and variable rate mortgages due in 2011, it is our intent to refinance these mortgages and notes payable.  As it relates to the secured term loan facility and the short-term secured bridge loan due in the first half of 2011, we anticipate repaying these loans in full using proceeds from refinancing.  However, there can be no assurance that we will be able to refinance our debt on commercially reasonable or any other terms.

12. Other Liabilities

Other liabilities were $3.5 million and $0 at December 31, 2010 and 2009, respectively.  In December 2010, we acquired The Shoppes at Fox River Shopping Center in Waukesha, Wisconsin.  As part of the transaction, we recorded a $1.8 million deferred liability related to the fair value of an earn-out provision if certain spaces that were vacant at acquisition were to become leased in the future.  Also in fourth quarter of 2010, we recorded a deferred liability of $1.5 million related to a tax increment financing agreement with the City of West Allis, Wisconsin (“City”) for the redevelopment of the West Allis Towne Centre.  The City reimbursed us for certain costs incurred to improve the shopping center which will be repaid to the City over ten years in the form of increased tax revenues, not to exceed $0.2 million per year until 2020.

13.  Fair Value

We utilize fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  Derivative instruments (interest rate swaps) are recorded at fair value on a recurring basis. Additionally, we, from time to time, may be required to record other assets at fair value on a nonrecurring basis.

The following is a description of valuation methodologies used for our assets and liabilities recorded at fair value.

Derivative Assets and Liabilities

All derivative instruments held by us are interest rate swaps for which quoted market prices are not readily available.  For those derivatives, we measure fair value on a recurring basis using valuation models that use primarily market observable inputs, such as yield curves.  We classify derivatives instruments as Level 2.  As of December 31, 2010, we did not have any interest rate swaps in effect.  Refer to Note 14 for additional information on our derivative financial instruments.

We did not have any material assets or liabilities that were required to be measured at fair value on a recurring basis at December 31, 2010.

The carrying values of cash and cash equivalents, restricted cash, receivables and accounts payable and accrued liabilities are reasonable estimates of their fair values because of the short maturity of these financial instruments. As of December 31, 2010 and 2009, the carrying amounts of our borrowings under variable rate debt approximated fair value.

We estimated the fair value of fixed rate mortgages using a discounted cash flow analysis, based on our incremental borrowing rates for similar types of borrowing arrangements with the same remaining maturity.  The following table summarizes the fair value and net book value of properties with fixed rate debt:

	December 31,
	2010	2009
	(In thousands)
Fair value of debt	$389,279	$443,415

Net book value	$369,384	$459,088

The following is a description of valuation methodologies used for our assets and liabilities recorded at fair value on a nonrecurring basis:

Net Real Estate

Our net real estate, including any identifiable intangible assets, is subject to impairment testing on a nonrecurring basis.  To estimate fair value, the company uses discounted cash flow models that include assumptions of the discount rates that market participants would use in pricing the asset. To the extent impairment has occurred, we charge to expense the excess of the carrying value of the property over its estimated fair value.  We classify impaired real estate assets as nonrecurring Level 3.

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

The table below presents the recorded amount of assets at the time they were marked to fair value during the year ended December 31, 2010 on a nonrecurring basis.  The Company did not have any material liabilities that were required to be measured at fair value on a nonrecurring basis during the year ended December 31, 2010.

	Total				Total
Assets	Fair Value	Level 1	Level 2	Level 3	Losses
	(In thousands)
Long-lived assets:

Land held for development or sale	$49,395	-	-	$49,395	$(28,787)
Investments in unconsolidated joint ventures	89,254	-	-	89,254	(4,473)
Total	$138,649	$-	$-	$138,649	$(33,260)

14.  Derivative Financial Instruments

We utilize interest rate swap agreements for risk management purposes to reduce the impact of changes in interest rates on our variable rate debt.  On the date we enter into an interest rate swap, the derivative is designated as a hedge against the variability of cash flows that are to be paid in connection with a recognized liability.  Subsequent changes in the fair value of a derivative designated as a cash flow hedge that is determined to be highly effective are recorded in other comprehensive income (“OCI”) until earnings are affected by the variability of cash flows of the hedged transaction. The differential between fixed and variable rates to be paid or received is accrued, as interest rates change, and recognized currently as interest expense in the consolidated statement of income.
As of December 31, 2010, we had no interest rate swap agreements in effect.  As of December 31, 2009, we had interest rate swap agreements with an aggregate notional of $100.0 million.  Based on rates in effect at December 31, 2009, the agreements provided for fixed rates ranging from 6.4% to 6.7% on a portion of our secured credit facility.  All outstanding interest rate swaps expired in December of 2010.

The following table presents the fair values of derivative financial instruments in our consolidated balance sheets as of December 31, 2010 and December 31, 2009, respectively:

	Liability Derivatives
	December 31, 2010		December 31, 2009
	(In thousands)
Derivatives designated	Balance Sheet	Fair	Balance Sheet	Fair
as hedging instruments	Location	Value	Location	Value

Interest rate contracts	Accounts payable and		Accounts payable and
	accrued expenses	$-	accrued expenses	$(2,517)

Total		$-	Total	$(2,517)

The effect of derivative financial instruments on our consolidated statements of income for the year ended December 31, 2010 and 2009, is summarized as follows:

			Location of	Amount of Gain (Loss)
	Amount of Gain (Loss)		Gain (Loss)	Reclassified from
	Recognized in OCI on Derivative		Reclassified from	Accumulated OCI into
Derivatives in	(Effective Portion)		Accumulated OCI	Income (Effective Portion)
Cash Flow Hedging	Year Ended December 31,		into Income	Year Ended December 31,
Relationship	2010	2009	(Effective Portion)	2010	2009
	(In thousands)			(In thousands)
Interest rate contracts	$2,517	$1,334	Interest Expense	$(2,706)	$(2,836)

Total	$2,517	$1,334	Total	$(2,706)	$(2,836)

15. Leases

Revenues

Approximate future minimum revenues from rentals under non-cancelable operating leases in effect at December 31, 2010, assuming no new or renegotiated leases or option extensions on lease agreements were as follows:

Year Ending December 31,
(In thousands)
2011	$83,977
2012	77,780
2013	67,896
2014	59,310
2015	49,792
Thereafter	211,295
Total	$550,050

Expenses

We have an operating lease for our corporate office space in Michigan for a term expiring in 2014.  We also have operating leases for office space in Florida and land at certain shopping centers. In addition, we have several capital ground leases.  Total amounts expensed relating to these leases were $1.6 million, $1.6 million and $1.5 million for the years ended December 31, 2010, 2009, and 2008, respectively.

Approximate future minimum rental expense under our non-cancelable operating leases and land, assuming no options extensions, and the capitalized ground lease at one of our shopping centers, are as follows:

Year Ending December 31,	Operating	Capital
	Leases	Lease (1)
	(In thousands)
2011	$916	677
2012	938	677
2013	961	677
2014	698	5,955
2015	64	-
Thereafter	755	-
Total minimum lease payments	4,332	7,986
Less: amounts representing interest	-	(1,345)
Total	$4,332	$6,641

(1) Amounts represent a ground lease at one of our shopping centers that provides the option for us to purchase the land in October 2014 for approximately $5.4 million.

16. Earnings per Share

The following table sets forth the computation of basic earnings per share (“EPS”):

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except per share data)

Income (loss) from continuing operations	(21,811)	13,220	30,982
Net (income) loss attributable to noncontrolling interest	3,576	(2,216)	(3,931)
Allocation of continuing income to restricted share awards	236	(69)	(138)
Income (loss) from continued operations attributable to common shareholders	(17,999)	10,935	26,913
Income (loss) from discontinued operations	(1,913)	2,716	(3,550)
Allocation of discontinued income to restricted share awards	18	(31)	59
Income (loss) from discontinued operations attributable to common shareholders	(1,895)	2,685	(3,491)
Net income (loss) attributable to common stockholders	(19,894)	13,620	23,422

Weighted Average Shares Outstanding — Basic	35,046	22,193	18,471
Basic earnings per share attributable to the common shareholders
Income (loss) from continuing operations	$(0.52)	$0.50	$1.46
Income (loss) from discontinued operations	(0.05)	0.12	(0.19)
Net income (loss)	$(0.57)	$0.62	$1.27

The following table sets forth the computation of diluted EPS:

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except per share data)

Income (loss) from continuing operations	(21,811)	13,220	30,982
Net (income) loss attributable to noncontrolling interest	3,576	(2,216)	(3,931)
Income (loss) from continuing operations attributable to RPT	(18,235)	11,004	27,051
Allocation of earnings (losses) to restricted share awards	236	(69)	(138)
Allocation of continuing income (loss) to restricted share awards	(9)	-	-
Income (loss) from continued operations attributable to common shareholders	$(18,008)	$10,935	$26,913
Income (loss) from discontinued operations	(1,913)	2,716	(3,550)
Allocation of discontinued income to restricted share awards	-	-	-
Income (loss) from discontinued operations attributable to common shareholders	(1,913)	2,716	(3,550)

Net income (loss) attributable to common stockholders	(19,921)	13,651	23,363

Weighted Average Shares Outstanding — Basic	35,046	22,193	18,471
Stock options using the treasury method	-	-	7
Dilutive effect of securities	178	-	-
Diluted earnings per share - weighted average shares	35,224	22,193	18,478

Diluted earnings per share attributable to common shareholders:
Income (loss) from continuing operations	$(0.52)	$0.50	$1.46
Income (loss) from discontinued operations	(0.05)	0.12	(0.19)
Net income (loss)	$(0.57)	$0.62	$1.27

17. Shareholders’ Equity

In May 2010, we completed an equity offering of 6.9 million common shares, which included 0.9 million shares purchased pursuant to an over-allotment option granted to the underwriters.  The offering price was $11.50 per common share (par value $0.01 per share) generating net proceeds of approximately $75.7 million.  The net proceeds from the offering were used to repay debt and for other corporate purposes.

In September 2009, we issued 12.075 million common shares of beneficial interest (par value $0.01 per share), at $8.50 per share.  We received net proceeds from the offering of $96.2 million after deducting underwriting discounts, commissions and transaction expenses payable by us.  The net proceeds from the offering were used to reduce outstanding borrowings under our unsecured revolving credit facility.

We have a dividend reinvestment plan that allows for participating shareholders to have their dividend distributions automatically invested in additional shares of beneficial interest based on the average price of the shares acquired for the distribution.

18.  Restructuring Costs and Other Items

The following table presents a summary of the charges recorded in restructuring costs and other items:

	Year Ending December 31,
	2010	2009	2008
	(In thousands)
Strategic review and proxy contest expenses	$-	$1,551	$-
Restructuring expense	-	1,604	-
Abandonment of pre-development site	-	1,224	684
Total	$-	$4,379	$684

In 2009, our Board of Trustees completed their review of financial and strategic alternatives.  Also during 2009, we resolved a proxy contest.  Costs incurred for the strategic review and proxy contest were $1.6 million for the year ended December 31, 2009.  No similar costs were incurred in 2010.

We abandoned the Northpointe Town Center project in Jackson, Michigan in the fourth quarter of 2009, resulting in a non-recurring charge of $1.2 million for the year ended December 31, 2009.  We abandoned various projects totaling $0.7 million for the year ended December 31, 2008.

Restructuring expense included severance and other salary related costs for employees who were terminated during 2009.  Our liability for restructuring costs consisted of the following:

	2010	2009
	(In thousands)
Liability for restructuring costs at January 1,	$1,112	$-
Restructuring expenses incurred during the period	-	1,604
Severence payments made to employees	(597)	(492)

Liability for restructuring costs at December 31,	$515	$1,112

19.  Share-based Compensation Plans

Incentive and Stock Option Plans

As of December 31, 2010, we had the following share-based compensation plans in effect:

2009 Omnibus Long-Term Incentive Plan

In June 2009, our shareholders approved the 2009 Omnibus Long-Term Incentive Plan (“LTIP”) under which our compensation committee may grant, subject to the Company’s performance conditions as specified by the compensation committee, restricted shares, restricted share units, options and other awards to trustees, officers and other key employees.  The LTIP allows us to issue up to 900,000 shares of our common stock or stock options.  The maximum number of shares that can be awarded under the LTIP to any one person is 100,000 shares per year.  Vesting periods for restricted stock and stock options are determined by our compensation committee.  We measure compensation costs for restricted stock awards based on the fair value of our common stock at the date of the grant and recognize the expense over the vesting period.  The fair values of each option granted used in determining the share-based compensation expense is estimated on the date of grant using the Black-Scholes option-pricing model.  The performance-based restricted stock is earned based on the achievement of specific performance measures established by our compensation committee over a period of three years.

2008 Restricted Share Plan for Non-Employee Trustees

In 2008, we adopted the 2008 Restricted Share Plan for Non-Employee Trustees (the “Trustees’ Plan”) which provides for granting up to 160,000 restricted shares awards to non-employee trustees of the Company.  Each non-employee trustee is granted 2,000 restricted shares on June 30 of each year that vest ratably over three years.  Awards under the Trustees’ Plan are granted in shares and are not based on dollar value; therefore the dollar value of the benefits to be received is not determinable.  As of December 31, 2010, the Trustees’ Plan had 128,000 shares remaining and available for future awards.

The following share-based compensation plans have been terminated, except with respect to awards outstanding under each plan:

1996 Share Option Plan - allowed for the grant of stock options to executive officers and employees of the Company.  As of December 31, 2010, there were 184,948 options outstanding.

2003 and 1997 Non-Employee Trustee Stock Option Plans – these plans provided for the annual grant of options to purchase shares of the Company to non-employee trustees of the Company.  As of December 31, 2010, there were 64,000 options outstanding.

We recognized total share-based compensation expense of $1.2 million, $1.5 million, and $1.3 million for 2010, 2009, and 2008, respectively.

Restricted Stock Share-Based Compensation

In 2010, the compensation committee determined that the 2010 LTIP award would consist of 50% service-based restricted stock and 50% performance-based grants to our senior management.  The service-based restricted stock awards include a five year vesting period and the compensation expense is recognized on a graded vesting basis.  The performance-based awards are earned subject to a future performance measurement based on a three-year total shareholder return peer comparison (“TSR Grant”).  Once the performance criterion is met and the actual number of shares earned is determined, certain shares will vest immediately while others will vest over an additional service period.  We determine the grant date fair value of TSR Grants based upon a Monte Carlo Simulation model and recognize the compensation expense ratably over the vesting periods.

In 2009, the compensation committee only granted service-based restricted stock awards to certain executives and key employees.  The awards include two or three year vesting periods and the compensation expense is recognized on a graded vesting basis.

In March 2008, the compensation committee approved the 2008 LTIP awards for certain executives and key employees.  The awards provided for service-based grants that vest over a five year period and performance-based awards of our common shares if stated performance metrics were achieved.  The service-based awards compensation expense is recognized on a graded vesting schedule.  The measurement period for the 2008 performance-based awards included a three-year period ended December 31, 2010.  At the end of the measurement period, if we achieved a certain level of FFO growth (as established by our compensation committee), the actual number of shares earned is determined.  We did not achieve the earnings metric (based on three-year FFO growth) therefore the compensation committee did not convert the 2008 awards into common shares.  Accordingly we reversed our compensation expense in 2010 to reflect the previously recorded amounts of approximately $0.5 million and forfeited 51,198 shares of restricted stock.

We recognized $1.1 million (net of $0.5 million adjustment), $1.2 million, and $1.0 million of expense related to restricted share grants during the years ended December 31, 2010, 2009, and 2008, respectively.

A summary of the activity of restricted shares under the LTIP for the years ended December 31, 2010, 2009 and 2008 is presented below:

	2010		2009		2008
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value

Outstanding at the beginning of the year	189,292	$11.83	126,183	$-	16,995	$-
Granted	182,410	10.16	145,839	5.98	109,188	22.08
Vested	(88,843)	10.49	(75,625)	19.75	-	-
Forfeited or expired	(18,202)	11.99	(7,105)	20.38	-	-
Outstanding at the end of the year	264,657	$10.78	189,292	$11.83	126,183

As of December 31, 2010 there was approximately $2.3 million of total unrecognized compensation cost related to non-vested restricted share awards granted under our various share-based plans that we expect to recognize over a weighted average period of 4.4 years.

Stock Option Share-Based Compensation

We recognized approximately $0.1 million, $0.3 million, and $0.3 million of expense related to the vesting of options during the years ended December 31, 2010, 2009, and 2008, respectively.  The fair values of each option granted used in determining the share-based compensation expense is estimated on the date of grant using the Black-Scholes option-pricing model.  This model incorporates certain assumptions for inputs including risk-free rates, expected dividend yield of the underlying common shares, expected option life and expected volatility.  We used the following assumptions for options granted in the following period:

2010
Weighted average fair value of grants	$9.61
Risk-free interest rate	2.9%
Dividend yield	6.8%
Expected life (in years)	6.5
Expected volatility	41.0%

In connection with the employment of Gregory R. Andrews, our Chief Financial Officer, we issued Mr. Andrews options to purchase 75,000 our common shares that vest ratably over the next three years.

The options were part of the LTIP and were granted annually based on attaining certain performance criteria.  No options were granted under the LTIP in the years ended December 31, 2010, 2009 and 2008.

The following table reflects the stock option activity for all plans described above:

	2010		2009		2008
	Shares Under Option	Weighted-Average Exercise Price	Shares Under Option	Weighted-Average Exercise Price	Shares Under Option	Weighted-Average Exercise Price

Outstanding at the beginning of the year	324,720	$28.47	339,049	$28.53	344,437	$28.45
Granted	75,000	9.61	-	-	-	-
Exercised	-	-	-	-	(2,000)	19.63
Forfeited or expired	(75,772)	29.64	(14,329)	29.84	(3,388)	24.92
Outstanding at the end of the year	323,948	$25.06	324,720	$28.47	339,049	$28.53

Exercisable at the end of year	248,948	$29.72	297,903	$27.95	243,883	$26.73

Weighted average fair value of options
granted during the year		$2.06		$-		$-

The following tables summarize information about options outstanding at December 31, 2010:

	Options Outstanding			Options Exercisable
		Weighted-Average
		Remaining	Weighted-Average		Weighted-Average
Range of Exercise Price	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$9.61 - $ 9.61	75,000	9.1	$9.61	0	$-
$14.06 - $19.35	10,000	1.2	18.95	10,000	18.95
$23.77 - $27.96	88,118	3.9	26.58	88,118	26.58
$28.80 - $29.06	62,930	5.0	29.02	62,930	29.02
$34.30 - $36.50	87,900	6.2	34.60	87,900	34.60
	323,948	5.9	$25.06	248,948	$29.72

We received cash of $0, $0, and $39,000 from options exercised during the years ended December 31, 2010, 2009, and 2008, respectively.  The impact of these cash receipts is included in financing activities in the accompanying consolidated statements of cash flows.

20.  401(k) Plan

We sponsor a 401(k) defined contribution plan covering substantially all officers and employees of the Company which allows participants to defer a percentage of compensation on a pre-tax basis up to a statutory limit.  We contribute up to a maximum of 50% of the employee’s contribution, up to a maximum of 5% of an employee’s annual compensation.  During the years ended December 31, 2010, 2009, and 2008, our matching cash contributions were $0, $0, and $0.3 million, respectively.  For 2009, 2010, and 2011, we suspended the matching of employee contributions.

21.  Income Taxes

We conduct our operations with the intent of meeting the requirements applicable to a REIT under sections 856 through 860 of the Internal Revenue Code.  In order to maintain our qualification as a REIT, we are required to distribute annually at least 90% of our REIT taxable income, excluding net capital gain, to our shareholders. As long as we qualify as a REIT, we will generally not be liable for federal corporate income taxes.

Certain of our operations, including property management and asset management, as well as ownership of certain land, are conducted through our TRSs which allows us to provide certain services and conduct certain activities that are not generally considered as qualifying REIT activities.

Deferred tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the bases of such assets and liabilities as measured by tax laws. Deferred tax assets are reduced by a valuation allowance to the amount where realization is more likely than not assured after considering all available evidence, including expected taxable earnings and potential tax planning strategies. Our temporary differences primarily relate to deferred compensation, depreciation and net operating loss carryforwards.

In July 2007, the State of Michigan signed into law the Michigan Business Tax Act, replacing the Michigan single business tax with a business income tax and modified gross receipts tax. These new taxes became effective January 1, 2008, and, because they are based on or derived from income-based measures, the accounting requirements for income taxes apply as of the enactment date.  In September 2007, an amendment to the Michigan Business Tax Act was also signed into law establishing a deduction to the business income tax base if temporary differences associated with certain assets result in a net deferred tax liability as of September 30, 2007.  The tax effect of this deduction, which was equal to the amount of the aggregate deferred tax liability as of September 30, 2007, has an indefinite carryforward period.

As of December 31, 2010, we had a net federal and state deferred tax asset of $1.4 million.  We believe that it is more likely than not the results of future operations will generate sufficient taxable income to recognize the net deferred tax assets. These future operations are primarily dependent upon the profitability of Ramco-Gershenson, Inc., the timing and amounts of gains on land sales, the future profitability of our unitary filing group for Michigan Business Tax purposes, and other factors affecting the results of operations of the Taxable REIT Subsidiaries.

During the years ended December 31, 2010, 2009, and 2008, we incurred total current federal and state tax expense of $0.2 million, $0.1 million and $2.8 million respectively.

We had no unrecognized tax benefits as of or during the three year period ended December 31, 2010.  We expect no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2010.  No material interest or penalties relating to income taxes were recognized in the statement of operations for the years ended December 31, 2010, 2009, and 2008 or in the consolidated balance sheets as of December 31, 2010, 2009, and 2008.  It is our accounting policy to classify interest and penalties relating to unrecognized tax benefits as interest expense and tax expense, respectively.  As of December 31, 2010, returns for the calendar years 2007 through 2009 remain subject to examination by the Internal Revenue Service (“IRS”) and various state and local tax jurisdictions.  As of December 31, 2010, certain returns for calendar year 2006 also remain subject to examination by various state and local tax jurisdictions.

22.  Transactions with Related Parties

We have agreements with various partnerships and perform management services on behalf of entities owned in part by certain trustees and/or officers of the Company.  The following revenue was earned during the three years ended December 31 from these related parties:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Management fees	$102	$103	$114
Leasing fees	26	21	57
Other	7	8	-
Total	$135	$132	$171

We had receivables from related parties of $28,000 and $25,000 at December 31, 2010 and 2009, respectively.

23.  Commitments and Contingencies

Construction Costs

In connection with the development and expansion of various shopping centers as of December 31, 2010, we had entered into agreements for construction costs of approximately $0.9 million including approximately $0.4 million for costs related to the development of The Town Center at Aquia.

Deferred Liabilities

At December 31, 2010, we had certain deferred liability arrangements totaling $3.5 million.  See Note 12 for further information.

Litigation

We are currently involved in certain litigation arising in the ordinary course of business.

In December 2008, John Carlo, Inc. (“Carlo”) filed a lawsuit against the Company and J. Raymond Construction Company (“JRCC”) in the Circuit Court of the Fourth Judicial Circuit in Duval, Florida related to concrete and road work for a development project in Florida.  Carlo seeks additional compensation and damages for purported impacts to Carlo’s work on the project.

In February 2009, JRCC and the Company each filed motions seeking the dismissal of all or portions of the litigation, which both remain pending.  In July 2010, the case was moved from the Circuit Court to the Business Court in Orlando, Florida.

Due to a court ruling and arguments posed by JRCC in motions to dismiss, the Plaintiff filed its Third Amended Complaint.  In response, both the Company and JRCC have filed Motions to Dismiss.  On October 28, 2010, the Court ruled in favor of most of the Company’s and JRCC’s motions to dismiss.  Written discovery by Carlo and JRCC and the production of written records by the parties and various third parties have occurred.

A mediation meeting was held in February 2011, but no settlement was reached.  Trial is currently scheduled for September 2011.

Pursuant to its most recent amended complaint, Carlo has asserted claims for breach of contract against JRCC, for breach of implied contract against JRCC and us, and for tortious interference against us.  Carlo seeks to recover direct damages as well as consequential damages for the loss of its business.

Management is currently unable to predict the outcome of this litigation.  No amounts have been accrued in the financial statements with respect to the outcome of this proceeding, as under the guidance of ASC 450-20 “Loss Contingencies”, the amount of any liability is neither probable nor reasonably estimable.  We intend to vigorously defend the claims asserted against us and JRCC and certain of its subsidiaries by Carlo and its affiliates.

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

24.  Subsequent Events

We have evaluated subsequent events through the date that the consolidated financial statements were issued.

In January 21, 2011, we executed an agreement with our joint venture partner that transferred the partner’s interest in the Ramco Highland SC, LLC joint venture to us for $1.0 million, which approximated the partner’s equity interest in the joint venture at October 1, 2010.

On February 22, 2011, our joint venture entity that owns the Peachtree Hill Shopping Center in Duluth, Georgia repaid its $11.0 million loan secured by the property.  Our share of the debt was $2.2 million.

In the first quarter of 2011, we sold two outparcels located in Jacksonville, Florida and received a total of approximately $1.2 million in net proceeds.

25.  Quarterly Financial Data (Unaudited)

The following table sets forth the quarterly results of operations for the years ended December 31, 2010:

	Quarters Ended 2010
	March 31(1)	June 30(1)	September 30(1)	December 31(1)
	(In thousands, except per share amounts)
Revenue	$30,524	$30,193	$28,238	$30,803
Income before other income, expenses and discontinued operations	9,486	9,141	8,035	6,183
Income (loss) from continuing
operations	(1,364)	278	(29,450)	8,871
Income (loss) from discontinued operations	11	(2,080)	8	2
Net income (loss)	$(1,353)	$(1,802)	$(29,442)	$8,873
Net (income) loss attributable to noncontrolling
interest in subsidiaries	670	760	2,701	(555)
Net income (loss) attributable to RPT
common shareholders	$(683)	$(1,042)	$(26,741)	$8,318

Basic earnings (loss) per RPT common share:
Income (loss) from continuing operations attributable
to RPT common shareholders	$0.02	$0.03	$(0.70)	$0.22
Income (loss) from discontinued operations
attributable to RPT common shareholders	-	(0.06)	-	-
Net income (loss) attributable to RPT common
shareholders	$0.02	$(0.03)	$(0.70)	$0.22

Diluted earnings (loss) per RPT common share:
Income (loss) from continuing operations attributable
to RPT common shareholders	$0.02	$0.03	$(0.70)	$0.22
Income (loss) from discontinued operations
attributable to RPT common shareholders	-	(0.06)	-	-
Net income (loss) attributable to RPT common
shareholders	$0.02	$(0.03)	$(0.70)	$0.22

(1)	Amounts are reclassified to reflect the reporting of discontinued operations.

(2)	EPS amounts are based on weighted average common shares outstanding during the quarter and, therefore, may not agree with the EPS calculated for the year ended December 31, 2010.

The following table sets forth the quarterly results of operations for the years ended December 31, 2009:

	Quarters Ended 2009
	March 31(1)	June 30(1)	September 30(1)	December 31(1)
	(In thousands, except per share amounts)
Revenue	$31,728	$30,997	$30,190	$29,939
Income before other income, expenses and discontinued operations	9,948	10,020	10,514	10,574
Income from continuing
operations	2,485	1,848	7,751	713
Income (loss) from discontinued operations	145	116	2,900	(22)
Net income	$2,630	$1,964	$10,651	$691
Net income attributable to noncontrolling
interest in subsidiaries	(380)	(401)	(1,327)	(108)
Net income attributable to RPT
common shareholders	$2,250	$1,563	$9,324	$583

Basic earnings per RPT common share:
Income from continuing operations attributable
to RPT common shareholders	$0.11	$0.08	$0.33	$0.02
Income from discontinued operations
attributable to RPT common shareholders	0.01	-	0.12	-
Net income attributable to RPT common
shareholders	$0.12	$0.08	$0.45	$0.02

Diluted earnings per RPT common share:
Income from continuing operations attributable
to RPT common shareholders	$0.11	$0.08	$0.33	$0.02
Income from discontinued operations
attributable to RPT common shareholders	0.01	-	0.12	-
Net income attributable to RPT common
shareholders	$0.12	$0.08	$0.45	$0.02

(1)	Amounts are reclassified to reflect the reporting of discontinued operations.

(2)	EPS amounts are based on weighted average common shares outstanding during the quarter and, therefore, may not agree with the EPS calculated for the year ended December 31, 2009.

RAMCO-GERSHENSON PROPERTIES TRUST
SCHEDULE III
SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2010
(In thousands of dollars)

			INITIAL COST TO COMPANY			GROSS AMOUNTS AT WHICH
					Capitalized	CARRIED AT CLOSE OF PERIOD
					Subsequent to
				Building &	Acquisition or		Building &		Accumulated	Date	Date
Property	Location	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Constructed	Acquired
Aquia Towne Center	VA	(b)	2,187	19,776	23,858	7,822	37,999	45,821	2,351	1989	1998
Auburn Mile	MI	(b)	15,704	-	(7,034)	5,917	2,753	8,670	1,548	2000	1999
Beacon Square	MI	(b)	1,806	6,093	2,406	1,809	8,496	10,305	1,192	2004	2004
Centre at Woodstock	GA	(b)	1,880	10,801	(321)	1,987	10,373	12,360	1,691	1997	2004
Clinton Pointe	MI	(a)	1,175	10,499	176	1,175	10,675	11,850	1,998	1992	2003
Clinton Valley	MI	(a)	399	3,588	3,671	523	7,135	7,658	2,392	1985	1996
Clinton Valley Mall	MI	(a)	1,101	9,910	6,572	1,101	16,482	17,583	5,663	1977	1996
Conyers Crossing	GA	(a)	729	6,562	819	729	7,381	8,110	2,635	1978	1998
Coral Creek Shops	FL	(b)	1,565	14,085	348	1,572	14,426	15,998	3,169	1992	2002
Crossroads Centre	OH	(b)	5,800	20,709	2,720	4,903	24,326	29,229	6,381	2001	2001
East Town Plaza	WI	(b)	1,768	16,216	90	1,768	16,306	18,074	4,342	1992	2000
Eastridge Commons	MI	(a)	1,086	9,775	2,838	1,086	12,613	13,699	5,652	1990	1996
Edgewood Towne Center	MI	(a)	665	5,981	528	645	6,529	7,174	2,573	1990	1996
Fairlane Meadows	MI	(a)	1,955	17,557	571	1,956	18,127	20,083	3,458	1987	2003
Fraser Shopping Center	MI	(a)	363	3,263	1,119	363	4,382	4,745	1,688	1977	1996
Gaines Marketplace	MI	(b)	226	6,782	8,948	8,343	7,613	15,956	1,166	2004	2004
Gateway Commons	FL		17,625	-	3,517	17,743	3,399	21,142	-		2008
Hartland Towne Square (1)	MI	(b)	8,138	2,022	22,229	12,781	19,608	32,389	-		2008
Holcomb Center	GA	(a)	658	5,953	11,765	3,432	14,944	18,376	2,758	1986	1996
Hoover Eleven	MI	(b)	3,308	29,778	780	3,304	30,562	33,866	5,771	1989	2003
Horizon Village	GA	(a)	1,133	10,200	215	1,143	10,405	11,548	2,292	1996	2002
Jackson Crossing	MI	(a)	2,249	20,237	15,231	2,249	35,468	37,717	11,765	1967	1996
Jackson West	MI	(b)	2,806	6,270	4,966	2,691	11,351	14,042	4,063	1996	1996
Kentwood Towne Center	MI	(b)	2,799	9,484	250	2,841	9,692	12,533	1,921	1988	1996
Lake Orion Plaza	MI	(a)	470	4,234	1,538	1,241	5,001	6,242	1,891	1977	1996
Lakeshore Marketplace	MI	(b)	2,018	18,114	1,865	3,402	18,595	21,997	3,934	1996	2003
Lantana Shopping Center	FL	(b)	2,590	2,600	7,201	2,590	9,801	12,391	3,208	1959	1996
Liberty Square	IL	(b)	2,670	11,862	(51)	2,670	11,811	14,481	166	1987	2010
Livonia Plaza	MI	(a)	1,317	11,786	161	1,317	11,947	13,264	2,481	1988	2003
Madison Center	MI	(b)	817	7,366	3,289	817	10,655	11,472	3,956	1965	1997
Mays Crossing	GA	(a)	725	6,532	2,031	725	8,563	9,288	2,776	1984	1997
Merchants Square	IN		4,997	18,346	0	4,997	18,346	23,343	335	1970	2010
Naples Towne Center	FL	(a)	218	1,964	5,517	807	6,892	7,699	2,299	1982	1996
New Towne Plaza	MI	(b)	817	7,354	5,103	817	12,457	13,274	4,400	1975	1996
Northwest Crossing	TN	(a)	1,284	11,566	(3,211)	399	9,240	9,639	2,252	1989	1997
Northwest Crossing II	TN	(a)	570	-	1,629	570	1,629	2,199	458	1999	1999
Oak Brook Square	MI	(a)	955	8,591	5,714	955	14,305	15,260	4,361	1982	1996
Office Max Center	OH	(a)	227	2,042	-	227	2,042	2,269	749	1994	1996
Parkway Shops	FL	(b)	10,641	-	2,742	10,641	2,742	13,383	-		2008
Pelican Plaza	FL	(a)	710	6,404	675	710	7,079	7,789	2,295	1983	1997
Promenade at Pleasant Hill	GA		3,891	22,520	(353)	3,440	22,618	26,058	3,741	1993	2004
River City	FL	(b)	19,768	73,859	6,905	12,699	87,833	100,532	10,776	2005	2005
River Crossing Centre	FL		728	6,459	35	728	6,494	7,222	1,259	1998	2003
Rivertowne Square	FL		954	8,587	1,802	954	10,389	11,343	2,548	1980	1998
Roseville Towne Center	MI	(a)	1,403	13,195	7,310	1,403	20,505	21,908	7,450	1963	1996
Rossford Pointe	OH	(a)	796	3,087	2,337	797	5,423	6,220	760	2006	2005
Shoppes at Fairlane	MI	(a)	1,300	63	3,306	1,304	3,365	4,669	394	2007	2005
Southbay Shopping Center	FL		597	5,355	1,407	597	6,762	7,359	2,029	1978	1998
Southfield Plaza	MI	(a)	1,121	10,090	4,448	1,121	14,538	15,659	4,713	1969	1996
Spring Meadows Place	OH	(b)	1,662	14,959	5,609	1,653	20,577	22,230	7,358	1987	1996
Stonegate Plaza	TN		606	5,454	(4,767)	606	687	1,293	51	1984	1997
Sunshine Plaza	FL		1,748	7,452	12,615	1,748	20,067	21,815	7,815	1972	1996
Taylors Square	SC	(a)	1,581	14,237	(12,241)	223	3,354	3,577	904	1989	1997
Tel-Twelve	MI	(a)	3,819	43,181	33,094	3,819	76,275	80,094	23,854	1968	1996
The Crossroads	FL	(b)	1,850	16,650	235	1,857	16,878	18,735	3,706	1988	2002
The Shoppes at Fox River	WI	(b)	4,664	18,913	0	4,664	18,913	23,577	31	2009	2010
Troy Towne Center	OH	(a)	930	8,372	(385)	813	8,104	8,917	3,239	1990	1996
Village Lakes Shopping Center	FL	(a)	862	7,768	681	862	8,449	9,311	2,758	1987	1997
West Allis Towne Centre	WI		1,866	16,789	13,165	1,866	29,954	31,820	6,799	1987	1996
West Oaks I	MI	(b)	-	6,304	12,243	1,768	16,779	18,547	5,046	1979	1996
West Oaks II	MI	(b)	1,391	12,519	6,235	1,391	18,754	20,145	6,658	1986	1996

			$159,688	$680,115	$234,146	$165,081	$908,868	$1,073,949	$213,919
									.

(a) The property is pledged as collateral on the unsecured credit facility.
(b) The property is pledged as collateral on secured mortgages.
(1) Includes amounts for the Ramco RM Hartland SC LLC joint venture which is a variable interest entity that we have a controlling financial interest and consolidated in our financial statements.

Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the assets as follows:

Buildings	40 years
Buildings and Land Improvements	5 to 40 years
Fixtures, equipment, leasehold and tenant improvements	Lesser of minimum lease term

SCHEDULE III
REAL ESTATE INVESTMENT AND ACCUMULATED DEPRECIATION
December 31, 2010

	Year ended December 31,
	2010	2009	2008
		(In thousands)
Reconcilation of total real estate carrying value:
Balance at beginning of year	$1,002,855	$1,010,712	$1,049,762
Additions during period:
Improvements	23,930	20,820	42,228
Acquisition	62,575	(19)	20,258
Consolidation of variable interest entity	23,797	-	-

Deductions during period:
Cost of real estate sold/written off	(4,828)	(28,658)	(101,536)
Impairment	(34,380)	-	-
Balance at end of year	$1,073,949	$1,002,855	$1,010,712

Reconcilation of accumulated depreciation:
Balance at beginning of year	$194,181	$177,013	$170,697
Depreciation Expense	26,326	25,118	21,248
Cost of real estate sold/written off	(995)	(7,950)	(14,932)
Impairment	(5,593)	-	-
Balance at end of year	$213,919	$194,181	$177,013

Aggregate cost for federal income tax purposes	$1,026,629	$968,000	$939,000

SCHEDULE IV
MORTGAGE LOANS ON REAL ESTATE
Year Ended December 31, 2010
(Dollars in thousands)

Principal
Amount of
Loans Subject
						Carrying	to delinquent
			Periodic Payment	Prior	Face Amount	Amount	Principal
Description of Lien	Interest Rate	Maturity Date	Terms	Liens	of Mortgages	of Mortgages	or interest

Note on land in Waukesha, WI	7.5%	1/1/2013	Interest only monthly, balloon payment due at maturity	$-	$3,000	$3,000	$-