Form 10-Q
period 2011-03-31
RAMCO GERSHENSON PROPERTIES TRUST
filed 2011-05-05
CIK 842183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended March 31, 2011

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

Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a “smaller reporting company”. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐  Accelerated filer ☒  Non-accelerated filer ☐  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Number of common shares of beneficial interest ($0.01 par value) of the registrant outstanding as of May 4, 2011:  38,521,589

PART 1 - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

RAMCO-GERSHENSON PROPERTIES TRUST Condensed Consolidated Balance Sheets March 31, 2011 (Unaudited) and December 31, 2010 (In thousands, except per share data)

	March 31,	December 31,
	2011	2010
ASSETS
Income producing properties, at cost:
Land	$112,224	$114,814
Buildings and improvements	858,743	863,229
Less accumulated depreciation and amortization	(217,388)	(213,919)
Income producing properties, net	753,579	764,124
Construction in progress and land held for development or sale
(including $0 and $25,812 of consolidated variable interest entities,
respectively)	95,361	95,906
Property held for sale	9,119	-
Net real estate	$858,059	$860,030
Equity investments in unconsolidated joint ventures	107,249	105,189
Cash and cash equivalents	12,697	10,175
Restricted cash	7,180	5,726
Accounts receivable, net	10,713	10,451
Notes receivable	3,000	3,000
Other assets, net	58,950	58,258
TOTAL ASSETS	$1,057,848	$1,052,829

LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgages and notes payable:
Mortgages payable (including $0 and $4,605 of consolidated variable
interest entities, respectively)	$377,474	$363,819
Mortgage payable related to property held for sale	9,555	-
Secured revolving credit facility	132,500	119,750
Secured term loan facility, including secured bridge loan	30,000	60,000
Junior subordinated notes	28,125	28,125
Total mortgages and notes payable	$577,654	$571,694
Capital lease obligation	6,567	6,641
Accounts payable and accrued expenses	23,944	24,986
Other liabilities	2,860	3,462
Distributions payable	6,785	6,680
TOTAL LIABILITIES	$617,810	$613,463

Ramco-Gershenson Properties Trust shareholders' equity:
Common shares of beneficial interest, $0.01 par, 45,000 shares authorized,
38,429 and 37,947 shares issued and outstanding as of March 31, 2011
and December 31, 2010, respectively	$384	$379
Additional paid-in capital	572,068	563,370
Accumulated distributions in excess of net income	(168,020)	(161,476)
TOTAL SHAREHOLDERS' EQUITY ATTRIBUTABLE TO RPT	404,432	402,273
Noncontrolling interest	35,606	37,093
TOTAL SHAREHOLDERS' EQUITY	440,038	439,366

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,057,848	$1,052,829

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
Condensed Consolidated Statements of Operations and Comprehensive Income
For the three months ended March 31, 2011 and 2010
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
REVENUE
Minimum rent	$20,634	$20,035
Percentage rent	77	73
Recovery income from tenants	7,761	7,624
Other property income	1,518	1,217
Management and other fee income	992	1,121
TOTAL REVENUE	30,982	30,070

EXPENSES
Real estate taxes	4,375	4,402
Recoverable operating expense	4,378	3,891
Other non-recoverable operating expense	763	817
Depreciation and amortization	8,857	7,692
General and administrative	5,057	4,126
TOTAL EXPENSES	23,430	20,928

INCOME BEFORE OTHER INCOME AND EXPENSE, TAX AND DISCONTINUED OPERATIONS	7,552	9,142

OTHER INCOME AND EXPENSES
Other income (expense)	(210)	(330)
Gain on sale of real estate	156	-
Earnings from unconsolidated joint ventures	961	867
Interest expense	(8,759)	(8,614)
Impairment charge on unconsolidated joint ventures	-	(2,653)
LOSS FROM CONTINUING OPERATIONS BEFORE TAX	(300)	(1,588)
Income tax (provision) benefit of taxable REIT subsidiaries	(59)	143
LOSS FROM CONTINUING OPERATIONS	(359)	(1,445)

DISCONTINUED OPERATIONS
Income from discontinued operations	106	92
INCOME FROM DISCONTINUED OPERATIONS	106	92

NET LOSS	(253)	(1,353)
Net loss attributable to noncontrolling interest	21	670
NET LOSS ATTRIBUTABLE TO RAMCO-GERSHENSON PROPERTIES
TRUST COMMON SHAREHOLDERS	$(232)	$(683)

EARNINGS (LOSS) PER COMMON SHARE, BASIC
Continuing operations	$(0.01)	$(0.02)
Discontinued operations	-	-
	$(0.01)	$(0.02)
EARNINGS (LOSS) PER COMMON SHARE, DILUTED
Continuing operations	$(0.01)	$(0.02)
Discontinued operations	-	-
	$(0.01)	$(0.02)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	37,927	31,020
Diluted	37,927	31,020

OTHER COMPREHENSIVE LOSS
Net loss	$(253)	$(1,353)
Other comprehensive income:
Gain on interest rate swaps	-	490
Comprehensive loss	(253)	(863)
Comprehensive loss attributable to noncontrolling interest	21	628
Comprehensive loss attributable to Ramco-Gershenson Properties Trust	$(232)	$(235)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
Condensed Consolidated Statement of Shareholders' Equity
For the three months ended March 31, 2011
(In thousands)
(Unaudited)

	Shareholders' Equity of Ramco-Gershenson Properties Trust

			Accumulated
			Distributions in		Total
		Additional Paid-	Excess of Net	Noncontrolling	Shareholders'
	Common Shares	in Capital	Income	Interest	Equity

BALANCE, DECEMBER 31, 2010	$379	$563,370	$(161,476)	$37,093	$439,366

Issuance of common stock	5	8,185	-	-	8,190
Share-based compensation expense, net	-	513	-	-	513
Dividends declared to common shareholders	-	-	(6,265)	-	(6,265)
Distributions declared to noncontrolling interests	-	-	-	(473)	(473)
Dividends paid on restricted shares	-	-	(47)	-	(47)
Purchase of partner's interest in consoldated
variable interest entity	-	-	-	(993)	(993)
Net loss	-	-	(232)	(21)	(253)
BALANCE, MARCH 31, 2011	$384	$572,068	$(168,020)	$35,606	$440,038

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
Condensed Consolidated Statements of Cash Flows
For the three months ended March 31, 2011 and 2010
(In thousands)
(Unaudited)

	Three months ended March 31,
	2011	2010
OPERATING ACTIVITIES
Net loss	$(253)	$(1,353)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,857	7,692
Amortization of deferred financing fees	632	523
Earnings from unconsolidated joint ventures	(961)	(867)
Distributions received from operations of unconsolidated joint ventures	1,079	734
Impairment charge on unconsolidated joint ventures	-	2,653
Discontinued operations	(106)	(92)
Gain on sale of real estate	(156)	-
Amoritization of premium on mortgages and notes payable, net	(9)	(72)
Share-based compensation expense	484	(34)
Changes in assets and liabilities:
Accounts and other receivables	(262)	1,635
Other assets	(1,811)	677
Accounts payable and accrued expenses	(1,425)	(6,289)
Other liabilities	(602)	-
Net cash provided by continuing operating activities	5,467	5,207
Operating cash from discontinued operations	175	187
Net cash provided by operating activities	5,642	5,394

INVESTING ACTIVITIES
Additions to real estate, net	$(7,171)	$(6,100)
Proceeds from sale of real estate	1,247	-
Increase in restricted cash	(1,454)	(761)
Investment in and notes receivable from unconsolidated joint ventures	(2,491)	(416)
Purchase of partner's equity in consolidated joint ventures	(1,000)	-
Net cash used in investing activities	(10,869)	(7,277)

FINANCING ACTIVITIES
Proceeds of mortgages and notes payable	$44,650	$40,600
Repayments of mortgages and notes payable	(38,681)	(36,235)
Payment of deferred financing costs	(139)	(592)
Proceeds from issuance of common stock	8,667	-
Repayment of capital lease obligation	(74)	(69)
Dividends paid to common shareholders	(6,165)	(5,042)
Distributions or conversions paid to operating partnership unit holders	(509)	(477)
Net cash provided by (used in) financing activities	7,749	(1,815)

Net increase (decrease) in cash and cash equivalents	2,522	(3,698)
Cash from consolidated variable interest entity	-	44
Cash and cash equivalents at beginning of the period	10,175	8,432
Cash and cash equivalents at end of the period	$12,697	$4,778

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest (net of capitalized interest of $102 and $434 in 2011 and 2010, respectively)	$8,226	$7,765
Increase in fair value of interest rate swaps	-	490

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Organization and Basis of Presentation

Organization

Ramco-Gershenson Properties Trust, together with its subsidiaries (the “Company”), is a real estate investment trust (“REIT”) engaged in the business of owning, developing, acquiring, managing and leasing community shopping centers located in the Eastern and Midwestern regions of the United States.  At March 31, 2011, we owned and managed, either directly or through our interest in real estate joint ventures, a portfolio of 89 shopping centers and one office building, with approximately 20.5 million square feet of gross leaseable area (“GLA”), of which 15.6 million is owned directly by us and our real estate joint ventures.  We also owned interests in four parcels of land held for development and four parcels of land adjacent to certain of our existing developed properties located in Florida, Georgia, Michigan, Tennessee and Virginia.  Most of our properties are anchored by supermarkets and/or national chain stores. The Company’s credit risk, therefore, is concentrated in the retail industry.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and our majority owned subsidiary, the Operating Partnership, Ramco-Gershenson Properties, L.P. (93.1% and 92.9% owned by the Company at March 31, 2011 and December 31, 2010, respectively), and all wholly-owned subsidiaries, including entities in which we have a controlling financial interest or have been determined to be a primary beneficiary of a variable interest entity (“VIE”).  We have elected to be a REIT for federal income tax purposes.  All intercompany balances and transactions have been eliminated in consolidation. The information furnished is unaudited and reflects all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature. These Condensed Consolidated Financial Statements should be read in conjunction with our 2010 Annual Report on Form 10−K.

The preparation of our unaudited financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and reported amounts that are not readily apparent from other sources.  Actual results could differ from those estimates.

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

2.   Accounts Receivable, Net

We provide for bad debt expense based upon the allowance method of accounting. We continuously monitor the collectability of our accounts receivable from specific tenants, analyze historical bad debts, customer credit worthiness, current economic trends and changes in tenant payment terms when evaluating the adequacy of the allowance for bad debts.  Allowances are taken for those balances that we have reason to believe will be uncollectible.  When tenants are in bankruptcy, we make estimates of the expected recovery of pre-petition and post-petition claims.  The period to resolve these claims can exceed one year.  Management believes the allowance for doubtful accounts is adequate to absorb currently estimated bad debts.  However, if we experience bad debts in excess of the allowance we have established, our operating income would be reduced.  At March 31, 2011 and December 31, 2010, our allowance for doubtful accounts was approximately $3.2 million and $3.9 million, respectively.

3.   Real Estate

Included in our net real estate is income producing shopping center properties that are recorded at cost less accumulated depreciation and amortization.

Land held for development or sale represents projects where vertical construction has yet to commence, but which have been identified by us as available for future development if and when market conditions dictate the demand for a new shopping center.  Land held for development or sale was $93.1 million and $93.3 million at March 31, 2011 and December 31, 2010, respectively.

Construction in progress represents existing development and redevelopment projects. When projects are substantially complete and ready for their intended use, balances are transferred to land or buildings and improvements as appropriate.  Construction in progress was $2.3 and $2.6 million at March 31, 2011 and December 31, 2010, respectively.

We review our investment in real estate, including any related intangible assets, for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the remaining estimated useful lives of those assets may warrant revision or that the carrying value of the property may not be recoverable.  There was no impairment loss for the three months ended March 31, 2011 and 2010.

4.   Property Acquisitions and Dispositions

Acquisitions

We had no property acquisitions for the three months ended March 31, 2011.

Dispositions

The following table provides a summary of our disposition activity for the three months ended March 31, 2011:

Date Sold	Property Name	Property Location	Square Feet	Gross Sales Price	Gain (loss) on Sale
				(In thousands)
03/02/11	Ramco River City - land parcel	Jacksonville, Florida	N/A	$678	$50
01/21/11	Ramco River City - land parcel	Jacksonville, Florida	N/A	663	106
				$1,341	$156

As of March 31, 2011, we had one income producing property held for sale located in Lantana, Florida.  The following table provides a summary of selected operating results for those properties sold or held for sale during the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Revenue	$495	$575
Expenses:
Recoverable operating expenses	178	214
Other non-recoverable property operating expenses	24	54
Depreciation and amortization	69	95
Interest expense	118	120
Operating income of properties sold or held for sale	106	92
Gain on sale of properties	-	-
Income from discontinued operations	$106	$92

5.    Equity Investments in Unconsolidated Joint Ventures

The combined condensed financial information for our unconsolidated joint ventures is summarized as follows (unaudited):

	March 31,	December 31,
Balance Sheets	2011	2010
	(In thousands)
ASSETS
Investment in real estate, net	$920,082	$923,910
Other assets	41,072	40,975
Total Assets	$961,154	$964,885
LIABILITIES AND OWNERS' EQUITY
Mortgage notes payable	$425,136	$436,650
Other liabilities	15,749	16,436
Owners' equity	520,269	511,799
Total Liabilities and Owners' Equity	$961,154	$964,885

RPT's equity investments in unconsolidated joint ventures	$107,249	$105,189

	Three Months Ended
Statements of Operations	March 31,
	2011	2010
	(In thousands)
Total Revenue	$23,103	$26,414
Total Expenses	20,249	23,254
	2,854	3,160
Impairment of long-lived assets (1)	125	-
Net income	$2,729	$3,160
Company's share of earnings from
unconsolidated joint ventures	$961	$867

(1) The Ramco/West Acres LLC joint venture recorded a $0.1 million impairment of long-lived assets.

In the first quarter 2010, we recorded an impairment charge of $2.7 million resulting from other-than-temporary declines in the fair market value of various equity investments in unconsolidated joint ventures.  There was no impairment loss for the same period in 2011.

As of March 31, 2011, we had investments in the following unconsolidated joint ventures:

		Total Assets	Total Assets
	Ownership as of	as of	as of
Entity Name	March 31, 2011	March 31, 2011	December 31, 2010
		(In thousands)
S-12 Associates	50%	$617	$628
Ramco/West Acres LLC	40%	9,523	9,504
Ramco/Shenandoah LLC	40%	14,909	14,990
Ramco/Lion Venture LP	30%	522,703	524,160
Ramco 450 Venture LLC	20%	311,796	313,596
Ramco 191 LLC	20%	24,021	24,243
Ramco HHF KL LLC	7%	51,238	51,224
Ramco HHF NP LLC	7%	26,347	26,540
		$961,154	$964,885

There were no acquisitions of shopping centers in the three months ended March 31, 2011 and 2010 by any of our unconsolidated joint ventures.

Debt

Our unconsolidated joint ventures had the following debt outstanding at March 31, 2011 (unaudited):

	Balance	Interest
Entity Name	Outstanding	Rate	Maturity Date
	(In thousands)
S-12 Associates	$680	5.9%	May 2016 (1)
Ramco/West Acres LLC	8,401	13.1%	(2)
Ramco/Shenandoah LLC	11,622	7.3%	February 2012
Ramco/Lion Venture LP	223,132	5.0% - 8.2%	Various (3)
Ramco 450 Venture LLC	171,897	5.3% - 6.0%	Various (4)
Ramco 191 LLC	8,488	1.7%	June 2012
	$424,220
Unamortized premium	916
Total mortgage debt	$425,136

(1)	Interest rate resets annually per formula.
(2)	Default interest rate (reflected above), effective July 1, 2010. Original maturity was April 2030. Lender accelerated payment of the note in February 2011. See below for addition information.
(3)	Interest rates range from 5.0% to 8.2% with maturities ranging from August 2011 to June 2020.
(4)	Interest rates range from 5.3% to 6.0% with maturities ranging from January 2013 to January 2018.

At March 31, 2011, the Ramco/West Acres LLC joint venture, in which we own a 40% interest, was in default on its $8.4 million non-recourse loan.  On February 10, 2011, the lender accelerated payment of the loan.  Accordingly, the joint venture has been in discussions with the lender to transfer the property ownership to the lender in consideration for the repayment of the loan.  The joint venture recorded an impairment loss of $0.1 million which was the extent of the joint venture’s equity balance as of March 31, 2011.  The joint venture is currently accruing interest at a default rate of 13.1%.  Based upon our 40% ownership interest in the joint venture, our share of the debt was $3.4 million at March 31, 2011.

In February 2011, the Ramco 450 Venture LLC joint venture, in which we own a 20% interest, repaid one property mortgage in the amount of $11.0 million.  Our proportionate share of the debt repayment was approximately $2.2 million.

Joint Venture Management and Other Fee Income

We are engaged by certain of our joint ventures to provide asset management, property management, leasing and investing services for such venture’s respective properties.  We receive fees for our services, including a property management fee calculated as a percentage of gross revenues received and recognize these fees as the services are rendered.

The following table provides information for our fees earned which are reported in our consolidated statements of operations:

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Management fees	$746	$723
Leasing fees	145	178
Development fees	75	99
Total	$966	$1,000

6.   Consolidated Variable Interest Entity

In January 2011, we executed a transaction with our joint venture partner that transferred the partner’s interest in the Ramco Hartland SC, LLC joint venture to us for $1.0 million, which approximated the partner’s equity interest in the joint venture at October 1, 2010.

The property is comprised of several undeveloped land parcels available for future development or sale and construction in progress of approximately $26.0 million.

 7.   Other Assets, Net

Other assets consisted of the following:

	March 31,	December 31,
	2011	2010
	(In thousands)
Deferred leasing costs, net	$14,670	$15,136
Deferred financing costs, net	6,210	6,703
Intangible assets, net	7,428	7,969
Other, net	2,544	2,111
Straight-line rent receivable, net	17,783	17,864
Prepaid expenses and other	10,315	8,475
Other assets, net	$58,950	$58,258

Total accumulated amortization of other assets was $42.3 million and $42.0 million at March 31, 2011 and December 31, 2010, respectively.

Intangible assets included the following:

	March 31,	December 31,
	2011	2010
	(In thousands)
Lease origination costs	$8,962	$9,499
Less: accumulated amortization	(3,368)	(3,513)
Lease origination costs, net of accumulated amortization	5,594	5,986

Above market leases	$3,138	$3,138
Less: accumulated amortization	(1,304)	(1,155)
Above market leases, net of accumulated amortization	1,834	1,983

Total intangible assets	$12,100	$12,637
Less: accumulated amortization	(4,672)	(4,668)
Total intangible assets, net of accumulated amortization	$7,428	$7,969

These assets are being amortized over the lives of the applicable leases as reductions to minimum rent revenue, as appropriate, over the initial terms of the respective leases.  Amortization of the intangible lease assets resulted in a reduction of rental revenue of approximately $0.1 million and $31,000 for the three months ended March 31, 2011 and 2010, respectively.

The average amortization period for intangible assets attributable to lease origination costs and for above market leases are 5.5 years and 4.5 years, respectively.

Included in accounts payable and accrued expenses at March 31, 2011 and December 31, 2010 were intangible liabilities related to below market leases of $3.5 million.  The lease-related intangible liabilities are being accreted over the terms of the acquired leases, which resulted in an increase of revenue of $0.1 million and $0.2 million for the three months ended March 31, 2011 and 2010, respectively.

Deferred financing costs, net of accumulated amortization were $6.2 million at March 31, 2011, compared to $6.7 million at December 31, 2010.  We recorded amortization of deferred financing costs of $0.6 million and $0.5 million, respectively, during the three months ended March 31, 2011 and 2010.  This amortization is included in interest expense in our condensed consolidated statements of operations.

Other assets included $17.8 million and $17.9 million of unbilled straight-line rent receivables, net of an allowance of $0.7 million at March 31, 2011 and December 31, 2010.

The following table represents estimated aggregate amortization expense related to other assets as of March 31, 2011:

Year Ending December 31,

2011 (April 1 - December 31)	$6,866
2012	7,914
2013	4,663
2014	3,125
2015	1,984
Thereafter	6,300
Total	$30,852

8.  Mortgages and Notes Payable

The following table summarizes our mortgages and notes payable as of March 31, 2011 and December 31, 2010:

	March 31,	December 31,
Mortgages and Notes Payable	2011	2010
	(In thousands)
Fixed rate mortgages	$355,117	$341,341
Fixed rate mortgage related to property held for sale	9,555	-
Variable rate mortgages	22,357	22,478
Secured revolving credit facility	132,500	119,750
Secured term loan facility	-	30,000
Secured bridge loan	30,000	30,000
Junior subordinated notes, 7.9%, unsecured	28,125	28,125
	$577,654	$571,694

Our fixed rate mortgages have interest rates ranging from 4.8% to 7.6%, and are due at various maturity dates from May 2011 through April 2020.  Included in fixed rate mortgages at March 31, 2011 and December 31, 2010 were unamortized premium balances related to the fair market value of debt of $0.1 million and $0.1 million, respectively.  Our variable rate mortgages have interest rates ranging from 3.8% to 6.0%, and are due at various dates from December 2011 through June 2012.  The mortgage notes, both fixed rate and variable rate, are secured by mortgages on properties that have an approximate net book value of $423.2 million as of March 31, 2011.

We have a $150.0 million secured credit facility (the “Credit Facility”) that matures in December 2012 and bears interest at LIBOR plus 350 basis points with a 2% LIBOR floor. The Credit Facility is secured by mortgages on various properties that have an approximate net book value of $247.1 million as of March 31, 2011.  In addition, we had a short-term bridge loan of $30.0 million secured by one of our wholly-owned shopping centers and pledges of equity interests in two other centers that bears interest at LIBOR plus 350 basis points.  The interest rate as of March 31, 2011 was 3.8%.  In April 2011, we used net proceeds from our cumulative convertible perpetual preferred offering to repay our $30.0 million secured bridge loan and reduce borrowings on our Credit Facility.

At March 31, 2011, outstanding letters of credit issued under the Credit Facility, not reflected in the accompanying condensed consolidated balance sheets, were $1.6 million. These letters of credit reduce the availability under the Credit Facility.

The Credit Facility contains financial covenants relating to total leverage, fixed charge coverage ratio, tangible net worth and various other calculations. As of March 31, 2011, we were in compliance with the covenant terms.

In March 2011, the $30.0 million secured term loan facility was repaid in full.

On March 31, 2011, we closed on a new $24.7 million mortgage secured by the Jackson Crossing shopping center in Jackson, Michigan that has an approximate net book value of $27.6 million.  The mortgage bears interest at a fixed rate of 5.8% and matures in April 2018.

On April 29, 2011, we closed on a new $250.0 million unsecured bank facility comprised of a $175.0 million revolving line of credit and a $75.0 million term loan.  The facility replaces our prior secured line.  The new revolving line of credit and term loan have terms of three and four years, respectively.  Subject to customary conditions, both the revolving line and the term loan can be extended for one year at our option.   Borrowings under the facility are priced at LIBOR plus 200 to 275 basis points depending on our leverage ratio.  It is anticipated that funds borrowed under the aforementioned credit facility will be used for general corporate purposes, including working capital, capital expenditures, repayment of indebtedness or other corporate activities.

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

The following table presents scheduled principal payments on mortgages and notes payable as of March 31, 2011:

Year Ending December 31,

2011 (April 1 - December 31)	$68,146
2012	170,803
2013	34,856
2014	33,455
2015	76,736
Thereafter	193,658
Total	$577,654

With respect to the various fixed rate mortgages due in 2011 and 2012, it is our intent to refinance or repay these mortgages and notes payable.  However, there can be no assurance that we will be able to refinance our debt on commercially reasonable or any other terms.

9.   Other Liabilities

Other liabilities were $2.9 million and $3.5 million at March 31, 2011 and December 31, 2010, respectively.  In December 2010, we acquired The Shoppes at Fox River in Waukesha, Wisconsin.  As part of the transaction, we recorded a $1.8 million deferred liability related to the fair value of an earn-out provision if certain spaces that were vacant at acquisition were to become leased in the future.  In January 2011, we leased one of the vacant spaces included in the earn-out provision and paid the seller, thereby reducing the deferred liability by approximately $0.6 million.

Also in the fourth quarter of 2010, we recorded a deferred liability of $1.5 million related to a tax increment financing agreement with the City of West Allis, Wisconsin (“City”) for the redevelopment of the West Allis Towne Centre.  The City reimbursed us for certain costs incurred to improve the shopping center which will be repaid to the City over ten years in the form of increased tax revenues, not to exceed $0.2 million per year until 2020.

10.  Fair Value

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

Derivative Assets and Liabilities

In the past, we had interest rate swaps for which quoted market prices are not readily available.  For those derivatives, we measure fair value on a recurring basis using valuation models that use primarily market observable inputs, such as yield curves.  We classify derivative instruments as Level 2.  As of March 31, 2011, we did not have any interest rate swaps in effect.  Refer to Note 11 for additional information on our derivative financial instruments.

We did not have any material assets or liabilities that were required to be measured at fair value on a recurring basis at March 31, 2011.

The carrying values of cash and cash equivalents, restricted cash, receivables and accounts payable and accrued liabilities are reasonable estimates of their fair values because of the short maturity of these financial instruments. As of March 31, 2011 and December 31, 2010, the carrying amounts of our borrowings under variable rate debt approximated fair value.

We estimated the fair value of fixed rate mortgages using a discounted cash flow analysis, based on our incremental borrowing rates for similar types of borrowing arrangements with the same remaining maturity.  The following table summarizes the fair value and net book value of properties with fixed rate debt:

	March 31,	December 31,
	2011	2010
	(In thousands)
Fair value of debt	$402,311	$389,279

Net book value	$392,724	$369,384

The following is a description of valuation methodologies used for our assets and liabilities recorded at fair value on a nonrecurring basis:

Net Real Estate

Our net real estate, including any identifiable intangible assets, is subject to impairment testing on a nonrecurring basis.  To estimate fair value, we use discounted cash flow models that include assumptions of the discount rates that market participants would use in pricing the asset. To the extent impairment has occurred, we charge to expense the excess of the carrying value of the property over its estimated fair value.  We classify impaired real estate assets as nonrecurring Level 3.  As of March 31, 2011, we did not have any material real estate required to be measured at fair value on a recurring basis.

Equity Investments in Unconsolidated Joint Ventures

Our equity investments in unconsolidated joint ventures are subject to impairment testing on a nonrecurring basis if a decline in the fair value of the investment below the carrying amount is determined to be a decline that is other-than-temporary.  To estimate the fair value of properties held by unconsolidated entities, we use cash flow models, discount rates, and capitalization rates based upon assumptions of the rates that market participants would use in pricing the asset.  To the extent other-than-temporary impairment has occurred, we charge to expense the excess of the carrying value of the equity investment over its estimated fair value.  We classify other-than-temporarily impaired equity investments in unconsolidated entities as nonrecurring Level 3.  We did not have any material equity investments in unconsolidated joint ventures that were required to be measured at fair value on a recurring basis at March 31, 2011.

11.  Derivative Financial Instruments

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

As of March 31, 2011 and December 31, 2010, we had no interest rate swap agreements in effect.  As of March 31, 2010, we had interest rate swap agreements with an aggregate notional of $100.0 million.  Based on rates in effect at March 31, 2010, the agreements provided for fixed rates ranging from 6.4% to 6.7% on a portion of our secured credit facility.  All outstanding interest rate swaps expired in December of 2010.

The effect of derivative financial instruments on our condensed consolidated statements of income for the three months ended March 31, 2011 and 2010 is summarized as follows:

			Location of	Amount of Gain (Loss)
	Amount of Gain (Loss)		Gain (Loss)	Reclassified from
	Recognized in OCI on Derivative		Reclassified from	Accumulated OCI into
Derivatives in	(Effective Portion)		Accumulated OCI	Income (Effective Portion)
Cash Flow Hedging	Three Months Ended March 31,		into Income	Three Months Ended March 31,
Relationship	2011	2010	(Effective Portion)	2011	2010

Interest rate contracts	$-	$490	Interest Expense	$-	$(715)

Total	$-	$490		$-	$(715)

12.   Earnings Per Common Share

The following table sets forth the computation of basic earnings per share (“EPS”):

	Three Months Ended March 31,
	2011	2010
	(In thousands, except per share data)

Loss from continuing operations	(359)	(1,445)
Net loss from continuing operations attributable to noncontrolling interest	29	678
Allocation of continuing income to restricted share awards	13	14
Loss from continuing operations attributable to common shareholders	(317)	(753)
Loss from discontinued operations	106	92
Net income from discontinued operations attributable to noncontrolling interest	(7)	(8)
Allocation of discontinued income to restricted share awards	(1)	(1)
Income from discontinued operations attributable to common shareholders	98	83
Net loss attributable to common shareholders	(219)	(670)

Weighted average shares outstanding — basic	37,927	31,020
Basic earnings per share attributable to the common shareholders
Loss from continuing operations	$(0.01)	$(0.02)
Income from discontinued operations	-	-
Net loss	$(0.01)	$(0.02)

The following table sets forth the computation of diluted EPS:

	Three Months Ended March 31,
	2011	2010
	(In thousands, except per share data)

Loss from continuing operations	(359)	(1,445)
Net loss from continuing operations attributable to noncontrolling interest	29	678
Loss from continuing operations attributable to RPT	(330)	(767)
Allocation of losses to restricted share awards	13	14
Allocation of continuing loss to restricted share awards	(2)	(2)
Loss from continuing operations attributable to common shareholders	$(319)	$(755)
Income from discontinued operations	106	92
Net income from discontinued operations attributable to noncontrolling interest	(7)	(8)
Allocation of discontinued income to restricted share awards	-	-
Income from discontinued operations attributable to common shareholders	99	84
Net loss attributable to common shareholders	(220)	(671)

Weighted average shares outstanding - basic	37,927	31,020
Stock options using the treasury method	-	-
Dilutive effect of securities	-	-
Weighted average shares - diluted	37,927	31,020

Diluted earnings per share attributable to common shareholders:
Loss from continuing operations	$(0.01)	$(0.02)
Income from discontinued operations	-	-
Net loss	$(0.01)	$(0.02)

13.  Share-based Compensation Plans

As of March 31, 2011, we have two share-based compensation plans in effect;  1) The 2009 Omnibus Long-Term Incentive Plan (“LTIP”) under which our compensation committee may grant, subject to the Company’s performance conditions as specified by the compensation committee, restricted shares, restricted share units, options and other awards to trustees, officers and other key employees.  The LTIP allows us to issue up to 0.9 million shares of our common stock or stock options, of which 0.3 million are available for issuance.  The maximum number of shares that can be awarded under the LTIP to any one person is 100,000 shares per year.  Vesting periods for restricted stock and stock options are determined by our compensation committee.  We measure compensation costs for restricted stock awards based on the fair value of our common stock at the date of the grant and recognize the expense over the requisite service period.  The fair values of each option granted used in determining the share-based compensation expense is estimated on the date of grant using the Black-Scholes option-pricing model.  The performance-based restricted stock is earned based on the achievement of specific performance measures established by our compensation committee over a period of three years; and 2) the 2008 Restricted Share Plan for Non-Employee Trustees (the “Trustees’ Plan”) which provides for granting up to 160,000 restricted shares awards to non-employee trustees of the Company, of which 128,000 shares are available for issuance.

For the three months ended March 31, 2011 and 2010, we recognized total share-based compensation expense of $0.5 million and ($23,000) (net of a $0.5 million adjustment), respectively.

The following table reflects the stock option activity for the three months ended March 31, 2011:

	2011
	Shares Under Option	Weighted- Average Exercise Price

Outstanding at January 1, 2011	323,948	$25.06
Granted	-	-
Exercised	(25,000)	9.61
Forfeited or expired	-	-
Outstanding at March 31, 2011	298,948	$26.36

Exercisable at the end of period	248,948	$29.72

Weighted average fair value of options
granted during the period		-

For the three months ended March 31, 2011 and 2010, we recognized expense related to the vesting of options of approximately $17,000 and $12,000, respectively.

The following table presents information regarding restricted stock activity during the three months ended March 31, 2011:

	2011
	Number of Shares	Weighted- Average Grant Date Fair Value

Outstanding at January 1, 2011	264,657	$10.78
Granted	111,886	13.41
Vested	(92,556)	8.97
Forfeited or expired	-	-
Outstanding at March 31, 2011	283,987	$12.41

For the three months ended March 31, 2011 and 2010, we recognized expense related to restricted share grants of approximately $0.5 million and ($33,000) (net of $0.5 million adjustment), respectively.

During the three months ended March 31, 2011, we granted 111,886 shares of service-based restricted stock that vest over five years and the expense is recognized on a graded vesting basis.  Also during the three months ended March 31, 2011, we granted 102,686 of performance-based awards that are earned subject to a future performance measurement based on a three-year total shareholder return peer comparison (“TSR Grant”).  Once the performance criterion is met and the actual number of shares earned is determined, certain shares will vest immediately while others will vest over an additional service period.  We determine the grant date fair value of TSR Grants based upon a Monte Carlo Simulation model and will recognize the compensation expense ratably over the requisite service period.

As of March 31, 2011, we had $4.8 million of total unrecognized compensation expense related to unvested options and restricted shares granted under our plans. This expense is expected to be recognized over a weighted-average period of 5.0 years.

14.  Income Taxes

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

Certain of our operations, including property management and asset management, as well as ownership of certain land, are conducted through our Taxable REIT Subsidiaries (“TRSs”) which allows us to provide certain services and conduct certain activities that are not generally considered as qualifying REIT activities.

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

As of March 31, 2011, we had a federal and state deferred tax asset and liability of $4.3 million and $2.9 million, respectively.  We believe that it is more likely than not that the results of future operations will generate sufficient taxable income to recognize the net deferred tax assets. These future operations are primarily dependent upon the profitability of our TRSs, the timing and amounts of gains on land sales, the future profitability of our unitary filing group for Michigan Business Tax purposes, and other factors affecting the results of operations of the TRSs.

During the three months ended March 31, 2011 and 2010, we recorded an income tax (provision) benefit of approximately ($59,000) and $0.1 million, respectively.

15. Commitments and Contingencies

Construction Costs

In connection with the development and expansion of various shopping centers as of March 31, 2011, we had entered into agreements for construction costs of approximately $2.3 million.

Deferred Liabilities

At March 31, 2011, we had certain deferred liability arrangements totaling $2.9 million.  See Note 9 for further information.

Litigation

We are currently involved in certain litigation arising in the ordinary course of business.

In December 2008, John Carlo , Inc. ("Carlo") filed a lawsuit against the Company and J. Raymond Construction Company in the Circuit Court of the Fourth Judicial District in Duval, Florida related to a dispute regarding final payment for concrete and road work for a development project in Florida.  On March 10, 2011, a settlement was reached as a result of which Carlo has been paid an additional amount for concrete and road work improvements relating to the 2008 River City Marketplace development project.  That amount has been added to our investment in income producing property for accounting purposes.  In connection with that settlement, the Carlo suit has been dismissed with prejudice.

Leases

We have an operating lease for our corporate office space in Michigan for a term expiring in 2014. We also have operating leases for office space in Florida and land at one of our shopping centers.  Total amounts expensed relating to these leases were $0.4 million and $0.4 million for the three months ended March 31, 2011 and 2010, respectively.

16. Subsequent Events

We have evaluated subsequent events through the date that the condensed consolidated financial statements were issued.

In April 2011, we completed an $80.0 million cumulative convertible perpetual preferred offering priced at a dividend rate of 7.25%.  Net proceeds from the transaction of $77.6 million were used to repay our $30.0 million secured bridge loan and reduce borrowings on our secured revolving credit facility.  On April 29, 2011, we closed on an additional $20.0 million, or 0.4 million preferred shares, relating to a re-opening of the same security.

On April 29, 2011, we closed on a new $250.0 million unsecured bank facility comprised of a $175.0 million revolving line of credit and a $75.0 million term loan.  The facility replaces our prior secured line which was scheduled to mature in December 2012 and bore interest at LIBOR plus 350 basis points with a 2% LIBOR floor.  The new revolving line of credit and term loan have terms of three and four years, respectively.  Subject to customary conditions, both the revolving line and the term loan can be extended for one year at our option.   Borrowings under the facility are priced at LIBOR plus 200 to 275 basis points depending on our leverage ratio.  In addition, the facility contains customary covenants, including financial covenants regarding debt levels, total liabilities, interest coverage, fixed charge coverage, unencumbered properties, permitted investments and others.

On April 29, 2011, we sold the Lantana Shopping Center located in Lantana, Florida for $16.9 million.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements, including the respective notes thereto, which are included in this Form 10-Q.

Overview

We are a fully integrated, self-administered, publicly-traded REIT which owns, develops, acquires, manages and leases community shopping centers in the Eastern and Midwestern regions of the United States.  At March 31, 2011, we owned and managed, either directly or through our interest in real estate joint ventures, a portfolio of 89 shopping centers and one office building, with 20.5 million square feet of GLA, of which 15.6 million is owned directly by us and our real estate joint ventures. We also owned interests in four parcels of land held for development and four parcels of land adjacent to certain of our existing developed properties located in Florida, Georgia, Michigan, Tennessee and Virginia. Our overall portfolio, which includes joint venture properties and properties under redevelopment, was 90.1% leased at March 31, 2011.

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

We periodically review our performance on these endeavors and adjust our operational and financial tactics accordingly.

Although the current retail real estate environment remains challenging, we were able to execute upon our strategy and accomplish the following activity during the three months ended March 31, 2011:

Significant Transactions

●	Closed on a new $24.7 million CMBS loan secured by our Jackson Crossing shopping center in Jackson, Michigan;
●	Repaid our $30.0 million secured term loan early using proceeds from the transaction listed above;
●	Issued 650,000 common shares through a controlled equity offering generating $8.4 million in net proceeds; and
●	Sold two land outparcels located in Jacksonville, Florida for aggregate net sales proceeds of $1.2 million generating a combined net gain of $0.2 million.

Leasing Activity

●	Executed 34 new leases comprised of 291,980 square feet with an average rental rate of $12.83 per square foot, a 9.3% decrease over the average expiring rate; and
●	Executed 72 renewal leases totaling 312,003 square feet with an average rental rate of $13.24 per square foot, a 1.3% increase over the average expiring rate.

Redevelopment Activity

For the quarter ended March 31, 2011, we completed two redevelopment projects.  One redevelopment project of a wholly-owned property was located in West Allis, Wisconsin for a total investment of approximately $12.7 million.  We also completed a redevelopment project in a joint venture in which we have a 30% ownership interest located in West Bloomfield, Michigan for a total investment of approximately $9.6 million, of which $2.9 million was our proportionate share.

As of March 31, 2011, we did not have any redevelopment projects in progress.

Land Held for Development or Sale

At March 31, 2011, we had four projects under pre-development and various smaller parcels of land held for development or sale.  The following table summarizes the cost as of March 31, 2011:

Property Name	City, State	Cost to Date as of 3/31/11
		(In millions)
Hartland Towne Square (1)	Hartland Twp., MI	$31.6
The Town Center at Aquia	Stafford Co., VA	18.3
Gateway Commons	Lakeland, FL	21.3
Parkway Shops	Jacksonville, FL	13.5
Other	Various	8.4
		$93.1

(1)	We acquired our partner’s 80% interest in the Ramco RM Hartland SC LLC joint venture that owns a portion of Hartland Towne Square for $1.0 million during the first quarter of 2011.

Our policy to start vertical construction on new development projects is only after the project has received entitlements, significant anchor commitments, construction financing and joint venture partner commitments, if appropriate.  We are in the entitlement and pre-leasing phases at the development projects listed above.  We do not expect to secure financing and to identify joint venture partners until the entitlement and pre-leasing phases are complete.

Critical Accounting Policies and Estimates

Our 2010 Annual Report on Form 10-K contains a description of our critical accounting policies, including initial adoption of accounting policies, revenue recognition and accounts receivable, real estate investment, off balance sheet arrangements, fair value measurements and deferred charges. For the three months ended March 31, 2011, there were no material changes to these policies.

Comparison of three months ended March 31, 2011 to 2010

The following summarizes certain line items from our unaudited condensed statements of income which we believe are important in understanding our operations and/or those items which have significantly changed in the three months ended March 31, 2011 as compared to the same period in 2010:

	Three Months Ended
	March 31,
	2011	2010	% Change
	(In thousands)
Total revenue	$30,982	$30,070	3.0%
Recoverable property operating expense	8,753	8,293	5.5%
Other non-recoverable operating expense	763	817	(6.6)%
Depreciation and amortization	8,857	7,692	15.1%
General and administrative expense	5,057	4,126	22.6%
Other income (expense)	(210)	(330)	(36.4)%
Gain on sale of real estate	156	-	NM
Earnings from unconsolidated joint ventures	961	867	10.8%
Interest expense	8,759	8,614	1.7%
Impairment charge on unconsolidated joint ventures	-	2,653	NM
Income tax (provision) benefit of taxable REIT subsidiaries	(59)	143	(141.3)%
Income from discontinued operations	106	92	15.2%
Net loss attributable to noncontrolling intererst	(21)	(670)	(96.9)%
Net loss attributable to common shareholders	$(232)	$(683)	(66.0)%

Total revenue increased $0.9 million, or 3.0%, to $31.0 million for the three months ended March 31, 2011 from $30.1 million in 2010, primarily due to a $0.6 million increase in minimum rent primarily related to our acquisitions in 2010 and a $0.3 million increase in other property income mostly attributable to lease termination income and temporary tenant income.

Recoverable property operating expense increased by $0.5 million, or 5.5%, to $8.8 million in 2011 from $8.3 million in 2010. The increase was primarily related to our acquisitions in 2010.

Other non-recoverable operating expense decreased by $0.1 million, or 6.6%, to $0.7 million in 2011 from $0.8 million in 2010. The decrease was primarily due to lower bad debt expense.

Depreciation and amortization expense increased $1.2 million or 15.1%, to $8.9 million in 2011 from $7.7 million. The increase was primarily due to our acquisitions in 2010.

General and administrative expenses increased by $1.0 million, or 22.6%, to $5.1 million in 2011 from $4.1 million in 2010. The increase in 2011 was primarily related to the following:

●
an increase of $0.6 million in net compensation expense due primarily to annual pay increases in 2011, lower capitalization of development and leasing salary and related costs in 2011, and a $0.4 million adjustment to long-term incentive expense in 2010 for not meeting performance measures;

●	an increase in legal fees of $0.2 million related to our defense against a lawsuit with a subcontractor; and
●	an increase of $0.1 million in trustee fees and related expenses.

Other expense decreased $0.1 million, or 36.4%, to $0.2 million in 2011 from $0.3 million in 2010. The decrease was primarily related to lower real estate tax expense in 2011 on development projects that were placed on hold in 2010.

Gain on sale of real estate increased $0.2 million in 2011. The increase was attributable to the sale of two outparcels in Jacksonville, Florida.

Interest expense increased $0.1 million, or 1.7%, to $8.7 million in 2011 from $8.6 million in 2010 due primarily to a higher revolving line of credit balance and lower capitalized interest.

In the first quarter of 2010, the Company recorded a non-cash impairment charge of $2.7 million resulting from other–than-temporary declines in the fair market value of various equity investments in unconsolidated joint ventures.

The income tax provision was $0.1 million in the first quarter of 2011 as compared to a benefit of $0.1 million in 2010.  The increase in income tax expense was primarily due to positive business tax adjustments in 2010 of $0.2 million.

Noncontrolling interest decreased $0.6 million primarily due to the acquisition of our partner’s 80% interest in the Ramco RM Hartland SC LLC joint venture in the first quarter 2011.

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

At March 31, 2011, we had $12.7 million and $7.2 million in cash and cash equivalents and restricted cash, respectively.  Restricted cash was comprised primarily of funds held in escrow to pay real estate taxes, insurance premiums, and certain capital expenditures.

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

In the second quarter of 2011, we have approximately $39.2 million of debt maturities related to mortgages payable and our $30.0 million bridge loan. Subsequent to quarter end, we repaid the bridge loan and a portion of our borrowings under our credit facility with the proceeds generated from our preferred equity offering, which closed in April 2011.  As opportunities arise and market conditions permit, we will continue to pursue the strategy of selling mature properties or non-core assets that no longer meet our investment criteria.  Our ability to obtain acceptable selling prices and satisfactory terms and financing will impact the timing of future sales.  We anticipate using net proceeds from the sale of properties to reduce outstanding debt.

Long-Term Liquidity Requirements

Our long-term liquidity needs consist primarily of funds necessary to pay indebtedness at maturity, potential acquisitions of properties, redevelopment of existing properties, the development of land held and non-recurring capital expenditures.

As of March 31, 2011, we had a secured credit facility consisting of a $150.0 million secured revolving credit facility, of which $15.9 million was available to be drawn subject to certain covenants that may affect availability.

On April 29, 2011, we closed on a new $250.0 million unsecured bank facility comprised of a $175.0 million revolving line of credit and a $75.0 million term loan.  The facility replaces our prior secured line which was scheduled to mature in December 2012 and bore interest at LIBOR plus 350 basis points with a 2% LIBOR floor.  The new revolving line of credit and term loan have terms of three and four years, respectively.  Subject to customary conditions, both the revolving line and the term loan can be extended for one year at our option.   Borrowings under the facility are priced at LIBOR plus 200 to 275 basis points depending on our leverage ratio.

As a result of closing both our sale of $100.0 million of convertible perpetual preferred stock and our new $250.0 million unsecured bank facility subsequent to quarter end, we have paid off a substantial portion of our debt maturities in 2011 and 2012.  In addition, we have reduced our borrowings under our new $175.0 million line of credit to approximately $8.0 million.  We have also extended the maturity of our bank debt to 2014 and 2015, obtained an option for a further one-year extension at our option, and released the mortgages that secured our prior bank facility. The replacement of our prior secured bank facility with our new unsecured bank facililty enhances our financial flexibility by providing for additions to and removals from the pool of unencumbered properties that comprise a borrowing base, subject to certain criteria.  Our financing strategy is to maintain ample liquidity, financial strength, and financial flexibility by sourcing equity and debt capital in appropriate balance, managing our debt maturity schedule, and monitoring our exposure to interest rate risk.

The following is a summary of our cash flow activities:

	Three Months Ended
	March 31,
	2011	2010

Cash provided from operations	$5,642	$5,394
Cash used in investing activities	(10,869)	(7,277)
Cash provided by (used in) financing activities	7,749	(1,815)

For the three months ended March 31, 2011, our cash flows were as follows compared to the same period in 2010:

We generated $5.6 million in cash flows from operating activities as compared to $5.4 million.  Cash flows from operating activities were higher mainly due to higher net cash outflows for accounts payable and accrued expenses in 2010.  Investing activities used $10.9 million of cash flows as compared to $7.3 million. Cash flows used in investing activities were higher in 2011 due to higher additions to real estate, investments in unconsolidated entities primarily made to pay off a joint venture loan, and the purchase of our partner’s equity interest in a consolidated joint venture for $1.0 million.  Additionally, proceeds from sales of real estate were higher in 2011 by $1.2 million.  Cash flows provided by financing activities were $7.7 million as compared to cash used of $1.8 million.  We received proceeds of $8.4 million from the issuance of common shares in 2011 with no similar proceeds in 2010.  Additionally, we borrowed a net of $6.0 million of mortgages and notes payable in 2011 as compared to borrowing a net of $4.4 million in 2010.  In 2011, we paid cash dividends to common shareholders of $6.2 million as compared to $5.0 million in 2010 due to the increase in number of common shares outstanding from equity offerings.

Dividends and Equity

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

We declared a quarterly cash dividend distribution of $0.16325 per common share paid to shareholders of record on March 20, 2011, unchanged from the dividend paid of $0.16325 per share in the comparable quarter of 2010.  Our dividend policy has not changed in that we expect to continue making distributions to shareholders of at least 90% of our REIT taxable income, excluding net capital gain, in order to maintain qualification as a REIT. On an annualized basis, our current dividend is above our estimated minimum required distribution.

Distributions paid by us are funded from cash flows from operating activities.  To the extent that cash flows from operating activities were insufficient to pay total distributions for any period, alternative funding sources are used as shown in the following table.  Examples of alternative funding sources may include proceeds from sales of real estate and bank borrowings.  Although we may use alternative sources of cash to fund distributions in a given period, we expect that distribution requirements for an entire year will be met with cash flows from operating activities.

	Three Months Ended
	March 31,
	2011	2010

Cash provided by operating activities	$5,642	$5,394

Cash distributions to common shareholders	(6,165)	(5,042)
Cash distributions to operating partnership unit holders	(509)	(477)
Total distributions	(6,674)	(5,519)

Surplus (deficiency)	$(1,032)	$(125)
Alternative sources of funding for distributions:
Net borrowings on mortgages and notes payable	5,969	4,365
Total sources of alternative funding for distributions	$5,969	$4,365

In the first quarter of 2011, we issued 650,000 common shares through a controlled equity offering generating $8.4 million in net proceeds.

Debt

In March 2011, we repaid our $30.0 million secured term loan facility in full.

On March 31, 2011, we closed on a new $24.7 million mortgage secured by the Jackson Crossing shopping center in Jackson, Michigan.  The mortgage bears a fixed rate of 5.8% and matures in April 2018.

In April 2011, we used net proceeds from our cumulative convertible perpetual preferred offering to repay our $30.0 million secured bridge loan and reduce borrowings on our secured revolving credit facility.

It is anticipated that funds borrowed under our credit facilities will be used for general corporate purposes, including working capital, capital expenditures, the repayment of indebtedness or other corporate activities.  For further information on the credit facilities and other debt refer to Note 8 of the condensed consolidated financial statements.

At March 31, 2011, our variable rate debt accounted for approximately $184.9 million of outstanding debt with a weighted average interest rate of 5.2%. Variable rate debt accounted for approximately 32.3% of our total debt and 16.9% of our total market capitalization.  We did not have any interest rate swap agreements in effect at March 31, 2011.

At March 31, 2011, excluding our secured credit facility and bridge loan, we had $387.0 million of mortgage loans, both fixed and floating rate, encumbering certain consolidated properties.  Such mortgage loans are non-recourse, subject to certain exceptions for which we would be liable for any resulting losses incurred by the lender.  These exceptions vary from loan to loan but generally include fraud or a material misrepresentation, misstatement or omission by the borrower, intentional or grossly negligent conduct by the borrower that harms the property or results in a loss to the lender, filing of a bankruptcy petition by the borrower, either directly or indirectly, and certain environmental liabilities.  In addition, upon the occurrence of certain of such events, such as fraud or filing of a bankruptcy petition by the borrower, we would be liable for the entire outstanding balance of the loan, all interest accrued thereon and certain other costs, penalties and expenses.

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

As of March 31, 2011, we had eight equity investments in unconsolidated joint venture entities in which we owned 50% or less of the total ownership interest.  Refer to Note 5 of the notes to the condensed consolidated financial statements.  We review our equity investments in unconsolidated entities for impairment on a venture-by-venture basis whenever events of changes in circumstances indicate that the carrying value of the equity investment may not be recoverable.  In the first quarter of 2010, we recorded an impairment charge of $2.7 million resulting from other-than-temporary declines in the fair market value of various equity investments in unconsolidated joint ventures.  We had no impairment loss for the comparable period in 2011.

We have a 30% ownership interest in our Ramco Lion joint venture which owns a portfolio of 16 properties totaling 3.2 million square feet of GLA.  As of March 31, 2011, the properties had consolidated equity of $291.0 million.  Our total investment in the venture at March 31, 2011 was $81.3 million.  The Ramco Lion joint venture has total debt obligations, which other than customary carve-outs are nonrecourse to us, of approximately $224.7 million with maturity dates ranging from 2011 through 2020.  Our proportionate share of the total debt is $66.9 million.

We have a 20% ownership interest in our Ramco 450 joint venture which is a portfolio of nine properties totaling 1.7 million square feet of GLA.  As of March 31, 2011, the properties in the portfolio had consolidated equity of $134.7 million.  Our total investment in the venture at March 31, 2011 was $16.6 million.  The Ramco 450 venture total debt obligations, which other than customary carve-outs are nonrecourse to us, of approximately $171.3 million with maturity dates range from 2013 through 2017.  Our proportionate share of the total debt is $34.4 million.

We also have ownership interests ranging from 20% - 50% in six smaller joint ventures that each own one or two properties.  As of March 31, 2011, our total investment in these ventures was $9.3 million and our proportionate share of the total non-recourse debt was $10.0 million with maturity dates ranging from 2012 through 2016.  Refer to Note 5 of the notes to the condensed consolidated financial statements for more information related to our real estate joint ventures.

Contractual Obligations

The following are our contractual cash obligations as of March 31, 2011:

	Payments due by period

Contractual Obligations	Total	Less than 1 year (1)	1-3 years	3-5 years	More than 5 years
	(In thousands)

Mortgages and notes payable:
Scheduled amortization	$26,998	$4,142	$9,911	$7,325	$5,620
Payments due at maturity	550,656	64,004	195,748	102,866	188,038
Total mortgages and notes payable	577,654	68,146	205,659	110,191	193,658

Employment contracts	1,633	632	1,001	-	-
Capital lease	7,818	509	1,354	5,955	-
Operating leases	4,104	689	1,898	762	755
Construction commitments	2,318	2,318	-	-	-
Total contractual obligations	$593,527	$72,294	$209,912	$116,908	$194,413

(1) Amounts represent balance of obligation for the remainder of 2011.

At March 31, 2011, we did not have any contractual obligations that required or allowed settlement, in whole or in part, with consideration other than cash.

We anticipate that the combination of cash on hand, cash provided from operating activities, the availability under the Credit Facility ($15.9 million at March 31, 2011 subject to covenants, plus up to an additional $50 million dependent upon there being one or more lenders willing to fund the additional commitment), our access to the capital markets and the sale of existing properties will satisfy our expected working capital requirements through at least the next 12 months. Although we believe that the combination of factors discussed above will provide sufficient liquidity, no assurance can be given.

Mortgages and notes payable

See the analysis of our debt included in “Liquidity and Capital Resources” above.

Employment Contracts

At March 31, 2011, we had employment contracts with our Chief Executive Officer and Chief Financial Officer that contain minimum guaranteed compensation.  All other employees are subject to at-will employment.

Operating and Capital Leases

We lease office space for our corporate headquarters and our Florida office under operating leases.  We also have an operating lease at our Taylors Square shopping center and a capital ground lease at our Gaines Marketplace shopping center for which we may be obligated to purchase the land parcel.

Construction Costs

In connection with the development and expansion of various shopping centers as of March 31, 2011, we have entered into agreements for construction activities with an aggregate cost of approximately $2.3 million.

Planned Capital Spending

We are focused on our core strengths of enhancing the value of our existing portfolio of shopping centers through successful leasing efforts and the completion of our redevelopment projects currently in process.

During the three months ended March 31, 2011, we spent approximately $7.6 million on capital expenditures including tenant allowances, leasing commissions paid to third-party brokers, legal costs related to lease documents, capitalized leasing and construction costs, renovations, and roof and parking lot repairs.

For the remainder of 2011, we anticipate spending approximately $16.0 million for capital expenditures.

Capitalization

At March 31, 2011, our total market capitalization was $1.1 billion.  Our market capitalization consisted of $571.5 million of net debt (including property-specific mortgages, a secured revolving credit facility, a secured bridge loan, junior subordinated notes, and a capital lease obligation), and $522.3 million of common shares and OP Units.  Our net debt to total market capitalization was 52.2% at March 31, 2011, as compared to 59.8% at March 31, 2010.  The decrease in total net debt to market capitalization was due primarily to the impact of the May 18, 2010 equity offering and the increase in the price per common share from $11.26 at March 31, 2010 to $12.53 at March 31, 2011.  Our outstanding debt at March 31, 2011 had a weighted average interest rate of 5.7%, and consisted of $392.7 million of fixed rate debt and $184.9 million of variable rate debt.  Outstanding letters of credit issued under the credit facility totaled approximately $1.6 million at March 31, 2011.

At March 31, 2011, the noncontrolling interest in the Operating Partnership represented a 7.0% ownership in the Operating Partnership.  The OP Units may, under certain circumstances, be exchanged for our common shares of beneficial interest on a one-for-one basis.  We, as sole general partner of the Operating Partnership, have the option, but not the obligation, to settle exchanged OP Units held by others in cash based on the current trading price of our common shares of beneficial interest.  Assuming the exchange of all OP Units, there would have been 41,684,698 of our common shares of beneficial interest outstanding at March 31, 2011, with a market value of approximately $522.3 million.

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

The following table illustrates the calculations of FFO:

	Three Months Ended
	March 31,
	2011	2010

Net income (loss) attributable to RPT common shareholders (1)	$(232)	$(683)
Add:
Rental property depreciation and amortization expense	8,733	7,585
Pro rata share of real estate depreciation from unconsolidated joint ventures	1,623	1,676
Loss (gain) on sale of depreciable real estate	-	-
Noncontrolling interest in Operating Partnership	(17)	(69)

Funds from operations	$10,107	$8,509

Weighted average common shares	37,927	31,020
Shares issuable upon conversion of Operating Partnership Units	2,899	2,902
Dilutive effect of securities	299	-
Weighted average equivalent shares outstanding, diluted	41,125	33,922

Net income per diluted share to FFO per diluted
share reconciliation:
Net income (loss) attributable to RPT common shareholders per diluted share	$(0.01)	$(0.02)
Add:
Rental property depreciation and amortization expense	0.21	0.22
Pro rata share of real estate depreciation from unconsolidated joint ventures	0.04	0.05
Noncontrolling interest in Operating Partnership	-	-
Less:
Assuming conversion of OP Units	0.01	-

Funds from operations per diluted share	$0.25	$0.25

(1) Includes: Gain on sale of nondepreciable real estate	$156	$-

Impairment charge on unconsolidated joint ventures	$-	$2,653

Forward Looking Statements

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements represent our expectations, plans or beliefs concerning future events and may be identified by terminology such as “may,” “will,” “should,” “believe,” “expect,” “estimate,” “anticipate,” “continue,” “predict” or similar terms. Although the forward-looking statements made in this document are based on our good faith beliefs, reasonable assumptions and our best judgment based upon current information, certain factors could cause actual results to differ materially from those in the forward-looking statements, including: our success or failure in implementing our business strategy; economic conditions generally and in the commercial real estate and finance markets specifically; our cost of capital, which depends in part on our asset quality, our relationships with lenders and other capital providers; our business prospects and outlook; changes in governmental regulations, tax rates and similar matters; our continuing to qualify as a REIT; and other factors discussed elsewhere in this document and our other filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2010.  Given these uncertainties, you should not place undue reliance on any forward-looking statements.  Except as required by law, we assume no obligation to update these forward-looking statements, even if new information becomes available in the future.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We have exposure to interest rate risk on our variable rate debt obligations.  Based on market conditions, we may manage our exposure to interest rate risk by entering into interest rate swap agreements to hedge our variable rate debt.  At March 31, 2011, we did not have any interest rate swap agreements in effect.  We are not subject to any foreign currency exchange rate risk or commodity price risk, or other material rate or price risks.  Based on our debt and interest rates at March 31, 2011, a 100 basis point change in interest rates would impact our future earnings and cash flows by approximately $1.8 million annually.  We believe that a 100 basis point change in interest rates would impact the fair value of our total outstanding debt at March 31, 2011 by approximately $14.4 million.

The following table sets forth information as of March 31, 2011 concerning our long-term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates of maturing amounts and fair market:

								Estimated
	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value

Fixed-rate debt	$29,389	$24,702	$34,784	$33,455	$76,736	$193,658	$392,724	$402,311
Average interest
rate	7.3%	6.5%	5.6%	5.5%	5.3%	6.0%	5.9%	4.6%
Variable-rate
debt	$38,757	$146,100	$-	$-	$-	$-	$184,857	$184,857
Average interest
rate	4.3%	5.4%	-	-	-	-	5.1%

We estimated the fair value of our fixed rate mortgages using a discounted cash flow analysis, based on our incremental borrowing rates for similar types of borrowing arrangements with the same remaining maturity.  Considerable judgment is required to develop estimated fair values of financial instruments.  The table incorporates only those exposures that exist at March 31, 2011 and does not consider those exposures or positions which could arise after that date or firm commitments as of such date.  Therefore, the information presented therein has limited predictive value.  Our actual interest rate fluctuations will depend on the exposures that arise during the period and on market interest rates at that time.

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

We carried out an assessment as of March 31, 2011 of the effectiveness of the design and operation of our disclosure controls and procedures. This assessment was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.  Based on such evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that such disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2011.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

For a description of the litigation with a subcontractor, see to Note 15 of the notes to the condensed consolidated financial statements.  There is no material pending governmental proceedings.

Item 1A.  Risk Factors

You should review our Annual Report on Form 10-K for the year ended December 31, 2010 which contains a detailed description of risk factors that may materially affect our business, financial condition or results of operations.

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

RAMCO-GERSHENSON PROPERTIES TRUST

Date: May 5, 2011	By: /s/ Dennis E. Gershenson
Dennis E. Gershenson
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2011	By: /s/ Gregory R. Andrews
Gregory R. Andrews
Chief Financial Officer
(Principal Financial and Accounting Officer)