Form 10-Q
period 2011-06-30
RAMCO GERSHENSON PROPERTIES TRUST
filed 2011-08-08
CIK 842183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended June 30, 2011

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

Yes ☒ No ☐

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

Yes☐ No ☒

Number of common shares of beneficial interest ($0.01 par value) of the registrant outstanding as of August 3, 2011: 38,552,673

PART 1 - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

RAMCO-GERSHENSON PROPERTIES TRUST Condensed Consolidated Balance Sheets June 30, 2011 (Unaudited) and December 31, 2010 (In thousands, except per share data)

	June 30,	December 31,
	2011	2010
ASSETS
Income producing properties, at cost:
Land	$124,316	$114,814
Buildings and improvements	861,637	863,229
Less accumulated depreciation and amortization	(215,958)	(213,919)
Income producing properties, net	769,995	764,124
Construction in progress and land held for development or sale
(including $0 and $25,812 of consolidated variable interest entities,
respectively)	96,974	95,906
Property held for sale	13,630	-
Net real estate	$880,599	$860,030
Equity investments in unconsolidated joint ventures	112,111	105,189
Cash and cash equivalents	6,314	10,175
Restricted cash	6,836	5,726
Accounts receivable, net	10,302	10,451
Notes receivable	3,000	3,000
Other assets, net	59,417	58,258
TOTAL ASSETS	$1,078,579	$1,052,829

LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgages and notes payable:
Mortgages payable (including $0 and $4,605 of consolidated variable interest entities, respectively)	$361,932	$363,819
Unsecured revolving credit facility	33,000	-
Unsecured term loan facility	75,000	-
Secured revolving credit facility	-	119,750
Secured term loan facility, including secured bridge loan	-	60,000
Junior subordinated notes	28,125	28,125
Total mortgages and notes payable	$498,057	$571,694
Capital lease obligation	6,493	6,641
Accounts payable and accrued expenses	28,525	24,986
Other liabilities	2,712	3,462
Distributions payable	8,506	6,680
TOTAL LIABILITIES	$544,293	$613,463

Ramco-Gershenson Properties Trust shareholders' equity:
Preferred shares, $0.01 par, 2,000 shares authorized: 7.25% Series D
Cumulative Convertible Perpetual Preferred Shares, (stated at liquidation preference $50 per share), 2,000 and 0 shares issued and outstanding at
June 30, 2011 and December 31, 2010, respectively	$100,000	$-
Common shares of beneficial interest, $0.01 par, 60,000 shares authorized,
38,543 and 37,947 shares issued and outstanding as of June 30, 2011
and December 31, 2010, respectively	385	379
Additional paid-in capital	569,211	563,370
Accumulated distributions in excess of net income	(170,824)	(161,476)
TOTAL SHAREHOLDERS' EQUITY ATTRIBUTABLE TO RPT	498,772	402,273
Noncontrolling interest	35,514	37,093
TOTAL SHAREHOLDERS' EQUITY	534,286	439,366

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,078,579	$1,052,829

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
Condensed Consolidated Statements of Operations and Comprehensive Income
For the three and six months ended June 30, 2011 and 2010
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
REVENUE
Minimum rent	$21,150	$19,536	$41,354	$39,446
Percentage rent	45	120	122	193
Recovery income from tenants	7,364	7,171	14,925	14,636
Other property income	609	1,035	2,134	2,251
Management and other fee income	795	1,040	1,787	2,070
TOTAL REVENUE	29,963	28,902	60,322	58,596

EXPENSES
Real estate taxes	4,714	4,434	9,145	8,894
Recoverable operating expense	3,319	3,100	7,406	6,704
Other non-recoverable operating expense	623	940	1,368	2,091
Depreciation and amortization	9,677	7,319	18,390	14,846
General and administrative	4,866	4,824	9,922	8,950
TOTAL EXPENSES	23,199	20,617	46,231	41,485

INCOME BEFORE OTHER INCOME AND EXPENSE, TAX AND DISCONTINUED OPERATIONS	6,764	8,285	14,091	17,111

OTHER INCOME AND EXPENSES
Other income (expense)	(201)	(303)	(411)	(633)
Gain on sale of real estate	2,240	499	2,396	499
Earnings from unconsolidated joint ventures	672	(73)	1,633	885
Interest expense	(6,967)	(7,925)	(15,098)	(15,747)
Amortization of deferred financing fees	(476)	(639)	(1,104)	(1,222)
Impairment charge on unconsolidated joint ventures	-	-	-	(2,653)
Loss on early extinguishment of debt	(1,968)	-	(1,968)	-
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAX	64	(156)	(461)	(1,760)
Income tax (provision) benefit	(831)	209	(890)	352
INCOME (LOSS) FROM CONTINUING OPERATIONS	(767)	53	(1,351)	(1,408)

DISCONTINUED OPERATIONS
Gain (loss) on sale of real estate	6,210	(2,050)	6,210	(2,050)
Income from discontinued operations	86	195	417	303
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	6,296	(1,855)	6,627	(1,747)

NET INCOME (LOSS)	5,529	(1,802)	5,276	(3,155)
Net (income) loss attributable to noncontrolling interest	(371)	760	(350)	1,431
NET INCOME (LOSS) ATTRIBUTABLE TO RAMCO-GERSHENSON PROPERTIES TRUST	5,158	(1,042)	4,926	(1,724)
Preferred share dividends	(1,619)	-	(1,619)	-
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$3,539	$(1,042)	$3,307	$(1,724)

EARNINGS (LOSS) PER COMMON SHARE, BASIC
Continuing operations	$(0.06)	$0.02	$(0.07)	$-
Discontinued operations	0.15	(0.05)	0.16	(0.05)
	$0.09	$(0.03)	$0.09	$(0.05)
EARNINGS (LOSS) PER COMMON SHARE, DILUTED
Continuing operations	$(0.06)	$0.02	$(0.07)	$-
Discontinued operations	0.15	(0.05)	0.16	(0.05)
	$0.09	$(0.03)	$0.09	$(0.05)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	38,523	34,371	38,227	32,706
Diluted	38,523	34,371	38,227	32,706

OTHER COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$5,529	$(1,802)	$5,276	$(3,155)
Other comprehensive income:
Gain on interest rate swaps	-	846	-	1,336
Comprehensive income (loss)	5,529	(956)	5,276	(1,819)
Comprehensive (income) loss attributable to noncontrolling interest	(371)	700	(350)	1,328
Comprehensive income (loss) attributable to Ramco-Gershenson Properties Trust	$5,158	$(256)	$4,926	$(491)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
Condensed Consolidated Statement of Shareholders' Equity
For the six months ended June 30, 2011
(In thousands)
(Unaudited)

	Shareholders' Equity of Ramco-Gershenson Properties Trust
	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Noncontrolling Interest	Total Shareholders' Equity

BALANCE, DECEMBER 31, 2010	$-	$379	$563,370	$(161,476)	$37,093	$439,366

Issuance of common stock	-	6	8,271	-	-	8,277
Issuance of preferred shares	100,000	-	(3,342)	-	-	96,658
Share-based compensation expense, net	-	-	912	-	-	912
Dividends declared to common shareholders	-	-	-	(12,556)	-	(12,556)
Dividends declared to preferred shareholders	-	-	-	(1,619)	-	(1,619)
Distributions declared to noncontrolling interests	-	-	-	-	(935)	(935)
Dividends paid on restricted shares	-	-	-	(99)	-	(99)
Purchase of partner's interest in consolidated variable interest entity	-	-	-	-	(993)	(993)
Conversion of OP units	-	-	-	-	(1)	(1)
Net income	-	-	-	4,926	350	5,276
BALANCE, JUNE 30, 2011	$100,000	$385	$569,211	$(170,824)	$35,514	$534,286

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
Condensed Consolidated Statements of Cash Flows
For the six months ended June 30, 2011 and 2010
(In thousands)
(Unaudited)

	Six months ended June 30,
	2011	2010
OPERATING ACTIVITIES
Net income (loss)	$5,276	$(3,155)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	18,390	14,846
Amortization of deferred financing fees	1,104	1,222
Earnings from unconsolidated joint ventures	(1,633)	(885)
Distributions received from operations of unconsolidated joint ventures	2,192	1,396
Impairment charge on unconsolidated joint ventures	-	2,653
Loss on early extinguishment of debt	1,968	-
Discontinued operations	(417)	(303)
Gain on sale of real estate	(2,396)	(499)
Amoritization of premium on mortgages and notes payable, net	(18)	(21)
Share-based compensation expense	883	375
Changes in assets and liabilities:
Accounts and other receivables	76	2,431
Other assets	1,765	1,380
Accounts payable and accrued expenses	8	(656)
Other liabilities	(750)	-
Net cash provided by continuing operating activities	26,448	18,784
Operating cash from discontinued operations	807	812
(Gain) loss on sale of discontinued operations	(6,210)	2,050
Net cash provided by operating activities	21,045	21,646

INVESTING ACTIVITIES
Additions to real estate, net	$(50,685)	$(14,854)
Proceeds from sale of real estate	3,775	1,041
Increase in restricted cash	(1,110)	(1,743)
Investment in unconsolidated joint ventures	(8,039)	(4,797)
Purchase of partner's equity in consolidated joint ventures	(1,000)	-
Net cash used in continuing investing activities	(57,059)	(20,353)
Net investing cash provided by discontinued operations	6,917	797
Net cash used in investing activities	(50,142)	(19,556)

FINANCING ACTIVITIES
Proceeds of mortgages and notes payable	$152,650	$59,700
Repayments of mortgages and notes payable	(216,733)	(120,879)
Payment of deferred financing costs	(2,474)	(1,077)
Proceeds from issuance of preferred shares	96,658	-
Proceeds from issuance of common stock	8,754	75,611
Repayment of capital lease obligation	(148)	(140)
Dividends paid to common shareholders	(12,488)	(10,109)
Distributions or conversions paid to operating partnership unit holders	(983)	(950)
Net cash provided by financing activities	25,236	2,156

Net (decrease) increase in cash and cash equivalents	(3,861)	4,246
Cash from consolidated variable interest entity	-	44
Cash and cash equivalents at beginning of the period	10,175	8,432
Cash and cash equivalents at end of the period	$6,314	$12,722

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest (net of capitalized interest of $203 and $864 in 2011 and 2010, respectively)	$15,365	$14,967
Cash paid for federal income taxes	61	3
Increase in fair value of interest rate swaps	-	1,336

The Company acquired income producing property as follows:
Fair value of income producing property	$39,410	$-
Cash paid for income producing property	$39,410	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Basis of Presentation

Organization

Ramco-Gershenson Properties Trust, together with its subsidiaries (the “Company”), is a real estate investment trust (“REIT”) engaged in the business of owning, developing, acquiring, managing and leasing community shopping centers located in the Eastern and Midwestern regions of the United States.  At June 30, 2011, we owned and managed, either directly or through our interest in real estate joint ventures, a portfolio of 89 shopping centers and one office building, with approximately 20.6 million square feet of gross leaseable area (“GLA”), of which 15.7 million is owned directly by us and our real estate joint ventures.  We also owned interests in four parcels of land held for development or sale and four parcels of land adjacent to certain of our existing developed properties. Our land is located in Florida, Georgia, Michigan, Tennessee and Virginia.  Most of our properties are anchored by supermarkets and/or national chain stores. The Company’s credit risk, therefore, is concentrated in the retail industry.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and our majority owned subsidiary, the Operating Partnership, Ramco-Gershenson Properties, L.P. (93.2% and 92.9% owned by the Company at June 30, 2011 and December 31, 2010, respectively), and all wholly-owned subsidiaries, including entities in which we have a controlling financial interest or have been determined to be a primary beneficiary of a variable interest entity (“VIE”).  We have elected to be a REIT for federal income tax purposes.  All intercompany balances and transactions have been eliminated in consolidation. The information furnished is unaudited and reflects all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature. These Condensed Consolidated Financial Statements should be read in conjunction with our 2010 Annual Report on Form 10−K.

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

In May 2011, the FASB updated ASC 820 “Fair Value Measurements and Disclosures” with ASU 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”.  The amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. This standard is to be applied prospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  We do not expect this update to have a material impact on our consolidated financial statements.

In June 2011, the FASB updated ASC 220 “Comprehensive Income” with ASU 2011-05 “Presentation of Comprehensive Income”, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  This standard is to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  We do not expect this update to have a material impact on our consolidated financial statements.

2.   Accounts Receivable, Net

We provide for bad debt expense based upon the allowance method of accounting. We continuously monitor the collectability of our accounts receivable from specific tenants, analyze historical bad debts, customer credit worthiness, current economic trends and changes in tenant payment terms when evaluating the adequacy of the allowance for bad debts.  Allowances are taken for those balances that we have reason to believe will be uncollectible.  When tenants are in bankruptcy, we make estimates of the expected recovery of pre-petition and post-petition claims.  The period to resolve these claims can exceed one year.  Management believes the allowance for doubtful accounts is adequate to absorb currently estimated bad debts.  However, if we experience bad debts in excess of the allowance we have established, our operating income would be reduced.  At June 30, 2011 and December 31, 2010, our allowance for doubtful accounts was approximately $3.0 million and $3.8 million, respectively.

3.   Real Estate

Included in our net real estate is income producing shopping center properties that are recorded at cost less accumulated depreciation and amortization.

We review our investment in real estate, including any related intangible assets, for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the remaining estimated useful lives of those assets may warrant revision or the applicable holding period changes and that the carrying value of the property may not be recoverable.  There was no impairment loss for the three and six months ended June 30, 2011 and 2010.

Land held for development or sale represents projects where vertical construction has yet to commence, but which have been identified by us as available for future development if and when market conditions dictate the demand for a new shopping center.  Land held for development or sale was $94.3 million and $93.3 million at June 30, 2011 and December 31, 2010, respectively.

Construction in progress represents existing development and redevelopment projects. When projects are substantially complete and ready for their intended use, balances are transferred to land or buildings and improvements as appropriate.  Construction in progress was $2.7 and $2.6 million at June 30, 2011 and December 31, 2010, respectively.

4.   Property Acquisitions and Dispositions

Acquisitions

The following table provides a summary of our acquisition activity for the six months ended June 30, 2011.

				Purchase	Mortgage
Date Purchased	Property Name	Property Location	Square Feet	Price	Assumed
				(In thousands)

05/19/11	Heritage Place	Creve Coeur (St. Louis), Missouri	269,254	$39,410	$-
		Total 2011 acquistions		$39,410	$-

There was no acquisition activity in the six months ended June 30, 2010.  The total aggregate fair value of our 2011 acquisitions through June 30, 2011, was allocated and is reflected in the following table in accordance with accounting guidance for business combinations.   At the time of acquisition, these assets and liabilities were considered Level 2 fair value measurements:

	Allocated Fair Value	Weighted Average Remaining Useful Life of Intangibles
	(In thousands)	(In years)

Land	$13,899
Buildings and improvements	22,506
Above market leases	660	6.1
Lease origination costs	4,269	16.1
Other assets	1,015
Below market leases	(2,939)	37.2
Total purchase price allocated	$39,410

Dispositions

The following table provides a summary of our disposition activity for the six months ended June 30, 2011 and 2010:

Date Sold	Property Name	Property Location	GLA / Acreage	Gross Sales Price	Gain (loss) on Sale
				(In thousands)

04/29/11	Lantana Shopping Center	Lantana, Florida	123,014	$16,942	$6,210
		Total 2011 income producing dispositions		$16,942	$6,210

06/29/11	Southbay Shopping Center - outparcel	Osprey, Florida	1.31	$2,625	$2,240
03/02/11	River City Shopping Center - outparcel	Jacksonville, Florida	0.95	678	50
01/21/11	River City Shopping Center- outparcel	Jacksonville, Florida	1.02	663	106
		Total 2011 land / outparcel dispositions		$3,966	$2,396

		Total 2011 dispositions		$20,908	$8,606

05/12/10	Ridgeview Crossing Shopping Center	Elkin, North Carolina	211,524	$900	$(2,050)
		Total 2010 income producing dispositions		$900	$(2,050)

06/30/10	River City Shopping Center- outparcel	Jacksonville, Florida	1.29	$1,069	$499
		Total 2010 land / outparcel dispositions		$1,069	$499

		Total 2010 dispositions		$1,969	$(1,551)

As of June 30, 2011, we had one income producing property held for sale located in Tamarac, Florida.  The following table provides a summary of selected operating results for those properties sold or held for sale during the three and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)
Revenue	$674	$1,218	$1,792	$2,431
Expenses:
Recoverable operating expenses	183	413	596	856
Other non-recoverable property operating expenses	197	33	240	106
Depreciation and amortization	172	249	385	509
Interest expense	36	328	154	657
Operating income of properties sold or held for sale	86	195	417	303
Gain (loss) on sale of properties	6,210	(2,050)	6,210	(2,050)
Income (loss) from discontinued operations	$6,296	$(1,855)	$6,627	$(1,747)

5.    Equity Investments in Unconsolidated Joint Ventures

The combined condensed financial information for our unconsolidated joint ventures is summarized as follows (unaudited):

	June 30,	December 31,
Balance Sheets	2011	2010
	(In thousands)
ASSETS
Investment in real estate, net	$895,824	$902,289
Other assets	68,808	62,596
Total Assets	$964,632	$964,885
LIABILITIES AND OWNERS' EQUITY
Mortgage notes payable	$411,376	$437,757
Other liabilities	17,244	15,329
Owners' equity	536,012	511,799
Total Liabilities and Owners' Equity	$964,632	$964,885

RPT's equity investments in unconsolidated joint ventures	$112,111	$105,189

	Three Months Ended		Six Months Ended
Statements of Operations	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)
Total Revenue	$22,088	$23,753	$45,191	$50,167
Total Expenses	19,794	24,062	40,043	47,225
	2,294	(309)	5,148	2,942
Impairment of long-lived assets (1)	-	-	125	-
Net income	$2,294	$(309)	$5,023	$2,942
Company's share of earnings from
unconsolidated joint ventures	$672	$(73)	$1,633	$885

(1) The Ramco/West Acres LLC joint venture recorded a $0.1 million impairment of long-lived assets in the first quarter of 2011.

In the first quarter 2010, we recorded an impairment charge of $2.7 million resulting from other-than-temporary declines in the fair market value of various equity investments in unconsolidated joint ventures.  There was no impairment loss for the same period in 2011.

As of June 30, 2011, we had investments in the following unconsolidated joint ventures:

		Total Assets	Total Assets
	Ownership as of	as of	as of
Entity Name	June 30, 2011	June 30, 2011	December 31, 2010
		(In thousands)
S-12 Associates	50%	$630	$628
Ramco/West Acres LLC	40%	9,571	9,504
Ramco/Shenandoah LLC (1)	40%	15,021	14,990
Ramco/Lion Venture LP	30%	528,237	524,160
Ramco 450 Venture LLC	20%	310,186	313,596
Ramco 191 LLC	20%	24,050	24,243
Ramco HHF KL LLC	7%	50,618	51,224
Ramco HHF NP LLC	7%	26,319	26,540
		$964,632	$964,885

(1) The joint venture owns one shopping center, Shenandoah Square, which was classified as held-for-sale at June 30, 2011.

There were no acquisitions of shopping centers in the six months ended June 30, 2011 and 2010 by any of our unconsolidated joint ventures.

Debt

Our unconsolidated joint ventures had the following debt outstanding at June 30, 2011 (unaudited):

	Balance	Interest
Entity Name	Outstanding	Rate	Maturity Date
	(In thousands)
Ramco/West Acres LLC (1)	$8,401	13.1%
Ramco/Shenandoah LLC (2)	11,571	7.3%	February 2012
Ramco 191 LLC (3)	8,400	1.7%	June 2012
Ramco/Lion Venture LP (4)	210,015	5.0% - 8.2%	Various
Ramco 450 Venture LLC (5)	171,625	5.3% - 6.0%	Various
S-12 Associates (6)	653	5.6%	May 2016
	$410,665
Unamortized premium	711
Total mortgage debt	$411,376

(1)	Default interest rate (reflected above), effective July 1, 2010. Original maturity was April 2030. Lender accelerated payment of the note in February 2011. See below for addition information.
(2)	The joint venture owns one shopping center, Shenandoah Square, which was classified as held-for-sale at June 30, 2011.
(3)	Interest rate is variable based on LIBOR plus 1.45%.
(4)	Interest rates range from 5.0% to 8.2% with maturities ranging from October 2012 to June 2020.
(5)	Interest rates range from 5.3% to 6.0% with maturities ranging from January 2013 to January 2017.
(6)	Interest rate resets annually each June 1.

At June 30, 2011, the Ramco/West Acres LLC joint venture, in which we own a 40% interest, was in default on its $8.4 million non-recourse loan.  On February 10, 2011, the lender accelerated payment of the loan.  Accordingly, the joint venture has been in discussions with the lender to transfer the property ownership to the lender in consideration for the repayment of the loan.  The joint venture recorded an impairment loss of $0.1 million which was the extent of the joint venture’s equity balance as of March 31, 2011.  The joint venture is currently accruing interest at a default rate of 13.1%.  Based upon our 40% ownership interest in the joint venture, our share of the debt was $3.4 million at June 30, 2011.

In May 2011, the Ramco/Lion Venture LP joint venture, in which we own a 30% interest, repaid one property mortgage in the amount of $12.2 million.  Our proportionate share of the debt repayment was approximately $3.7 million.

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

The following table provides information for our fees earned which are reported in our consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)
Management fees	$577	$701	$1,323	$1,424
Leasing fees	139	243	284	420
Construction fees	23	61	98	161
Total	$739	$1,005	$1,705	$2,005

6.   Consolidated Variable Interest Entity

At December 31, 2010, the Ramco Hartland SC, LLC joint venture was reported as a consolidated VIE. In January 2011, we purchased our partner’s interest in the Ramco Hartland SC, LLC joint venture for $1.0 million, which approximated the partner’s equity interest in the joint venture at October 1, 2010. As a result, we now own and control 100% of this project.

The total project, including the portion we purchased, is comprised of land held for development or sale and construction in progress of approximately $31.6 million.

 7.   Other Assets, Net

Other assets consisted of the following:

	June 30,	December 31,
	2011	2010
	(In thousands)
Deferred leasing costs, net	$15,288	$15,136
Deferred financing costs, net	5,870	6,703
Lease intangible assets, net	11,468	7,969
Other, net	2,414	2,111
Straight-line rent receivable, net	17,617	17,864
Prepaid expenses and other deferred expenses, net	6,760	8,475
Other assets, net	$59,417	$58,258

Total accumulated amortization of other assets was $40.2 million and $42.0 million at June 30, 2011 and December 31, 2010, respectively.

Deferred financing costs, net of accumulated amortization, were $5.9 million at June 30, 2011, compared to $6.7 million at December 31, 2010.  We recorded amortization of deferred financing costs of $1.1 million and $1.2 million, respectively, during the six months ended June 30, 2011 and 2010.  This amortization is included in amortization of deferred financing fees in our condensed consolidated statements of operations.

Other assets included $17.6 million and $17.9 million of unbilled straight-line rent receivables, net of an allowance of $0.8 million and $0.7 million at June 30, 2011 and December 31, 2010, respectively.

Include in accounts payable and accrued expenses at June 30, 2011 and December 31, 2010 were intangible liabilities related to below market leases of $6.5 million and $3.5 million, respectively.

8.  Mortgages and Notes Payable

The following table summarizes our mortgages and notes payable as of June 30, 2011 and December 31, 2010:

	June 30,	December 31,
Mortgages and Notes Payable	2011	2010
	(In thousands)
Fixed rate mortgages	$339,659	$341,341
Variable rate mortgages	22,273	22,478
Unsecured revolving credit facility	33,000	-
Unsecured term loan facility	75,000	-
Secured revolving credit facility	-	119,750
Secured term loan facility	-	30,000
Secured bridge loan	-	30,000
Junior subordinated notes, 7.9%, unsecured (1)	28,125	28,125
	$498,057	$571,694

(1) Fixed interest rate until January 2013, and then at LIBOR plus 3.30%.

Our fixed rate mortgages have interest rates ranging from 5.1% to 7.6%, and are due at various maturity dates from November 2011 through April 2020.  Included in fixed rate mortgages at June 30, 2011 and December 31, 2010 were unamortized premium balances related to the fair market value of debt of $0.1 million.  Our variable rate mortgages have interest rates ranging from 3.7% to 6.0%, and are due at various dates from December 2011 through June 2012.  The mortgage notes, both fixed rate and variable rate, are secured by mortgages on properties that have an approximate net book value of $393.8 million as of June 30, 2011.

On April 29, 2011, we closed on a new $250.0 million unsecured bank facility (the “Credit Facility”) comprised of a $175.0 million revolving line of credit and a $75.0 million term loan.  The Credit Facility replaces our prior secured line and secured term loan.  The new revolving line of credit and term loan are due in April 2014 and April 2015, respectively.  Subject to customary conditions, both the revolving line and the term loan can be extended for one year at our option.   Borrowings under the facility are priced at LIBOR plus 200 to 275 basis points depending on our leverage ratio.  It is anticipated that funds borrowed under the aforementioned Credit Facility will be used for general corporate purposes, including working capital, capital expenditures, repayment of indebtedness or other corporate activities.

In the three and six months ended June 30, 2011, we recorded a one-time write-off of unamortized deferred financing costs related to the prior secured revolving line of credit and term loan of approximately $2.0 million.  This amount is included in loss on early extinguishment of debt on our condensed consolidated statements of operations.  The remaining $1.5 million in unamortized deferred financing costs related to the prior credit facility will be amortized over the term of the new facility.

At June 30, 2011, outstanding letters of credit issued under the Credit Facility, not reflected in the accompanying condensed consolidated balance sheets, were $0.3 million. These letters of credit reduce the availability under the Credit Facility.

The Credit Facility contains financial covenants relating to total leverage, fixed charge coverage ratio, tangible net worth and various other calculations. As of June 30, 2011, we were in compliance with the covenant terms.

In May 2011, we repaid one wholly-owned property mortgage in the amount of $14.3 million.  The mortgage bore interest at a fixed rate of 7.6%.

A $9.2 million non-recourse mortgage note that is secured by our wholly-owned Madison Center property located in Madison Heights, Michigan, was due May 1, 2011.  The note entered default status in May when we did not repay the note at maturity.  The lender is working with us to transfer the property title to the lender and release our obligation.  Until we are legally released from our obligation, we will continue to accrue interest at the default rate of 12.5%.  Accrued interest on this note, including the default interest, was approximately $0.2 million for the three months ended June 30, 2011.

In April 2011, we used net proceeds from our cumulative convertible perpetual preferred share offering to repay our $30.0 million secured bridge loan and reduce borrowings on our Credit Facility.  Additionally, in March 2011, the $30.0 million secured term loan facility was repaid in full.

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

The following table presents scheduled principal payments on mortgages and notes payable as of June 30, 2011:

Year Ending December 31,

2011 (July 1 - December 31)	$22,441
2012	29,232
2013	25,907
2014	66,670
2015	151,967
Thereafter	201,840
Total	$498,057

With respect to the various mortgages due in 2011 and 2012, it is our intent to refinance or repay these mortgages and notes payable.  However, there can be no assurance that we will be able to refinance our debt on commercially reasonable or any other terms.

9.   Other Liabilities

Other liabilities were $2.7 million and $3.5 million at June 30, 2011 and December 31, 2010, respectively.  In December 2010, we acquired The Shoppes at Fox River in Waukesha, Wisconsin.  As part of the transaction, we recorded a $1.8 million deferred liability related to the fair value of an earn-out provision if certain spaces that were vacant at acquisition were to become leased in the future.  In January 2011, we paid the seller for the leasing of one of the vacant spaces included in the earn-out provision, thereby reducing the deferred liability by approximately $0.6 million.  In June 2011, an additional vacant space was leased further reducing the deferred liability by approximately $0.2 million.

Also in the fourth quarter of 2010, we recorded a deferred liability of $1.5 million related to a tax increment financing agreement with the City of West Allis, Wisconsin (“City”) for the redevelopment of the West Allis Towne Centre.  The City reimbursed us for certain costs incurred to improve the shopping center which will be repaid to the City over ten years in the form of increased property tax assessments, not to exceed $0.2 million per year until 2020.

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

Derivative Assets and Liabilities

In the past, we had interest rate swaps for which quoted market prices are not readily available.  For those derivatives, we measure fair value on a recurring basis using valuation models that use primarily market observable inputs, such as yield curves.  We classify derivative instruments as Level 2.  As of June 30, 2011, we did not have any interest rate swaps in effect.  Refer to Note 11 for additional information on our derivative financial instruments.

We did not have any material assets or liabilities that were required to be measured at fair value on a recurring basis at June 30, 2011.

The carrying values of cash and cash equivalents, restricted cash, receivables and accounts payable and accrued liabilities are reasonable estimates of their fair values because of the short maturity of these financial instruments. As of June 30, 2011 and December 31, 2010, the carrying amounts of our borrowings under variable rate debt approximated fair value.

We estimated the fair value of fixed rate mortgages using a discounted cash flow analysis, based on our incremental borrowing rates for similar types of borrowing arrangements with the same remaining maturity.  The following table summarizes the fair value and net book value of properties with fixed rate debt:

	June 30,	December 31,
	2011	2010
	(In thousands)
Fair value of debt	$383,004	$389,279

Net book value	$367,720	$369,384

The following is a description of valuation methodologies used for our assets and liabilities recorded at fair value on a nonrecurring basis:

Net Real Estate

Our net real estate, including any identifiable intangible assets, is subject to impairment testing on a nonrecurring basis.  To estimate fair value, we use discounted cash flow models that include assumptions of the discount rates that market participants would use in pricing the asset. To the extent impairment has occurred, we charge to expense the excess of the carrying value of the property over its estimated fair value.  We classify impaired real estate assets as nonrecurring Level 3.  As of June 30, 2011, we did not have any material real estate required to be measured at fair value on a recurring basis.

Equity Investments in Unconsolidated Joint Ventures

Our equity investments in unconsolidated joint ventures are subject to impairment testing on a nonrecurring basis if a decline in the fair value of the investment below the carrying amount is determined to be a decline that is other-than-temporary.  To estimate the fair value of properties held by unconsolidated entities, we use cash flow models, discount rates, and capitalization rates based upon assumptions of the rates that market participants would use in pricing the asset.  To the extent other-than-temporary impairment has occurred, we charge to expense the excess of the carrying value of the equity investment over its estimated fair value.  We classify other-than-temporarily impaired equity investments in unconsolidated entities as nonrecurring Level 3.  We did not have any material equity investments in unconsolidated joint ventures that were required to be measured at fair value on a recurring basis at June 30, 2011.

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

As of June 30, 2011 and December 31, 2010, we had no interest rate swap agreements in effect.  As of June 30, 2010, we had interest rate swap agreements with an aggregate notional of $90.0 million.  Based on rates in effect at June 30, 2010, the agreements provided for fixed rates ranging from 6.4% to 6.7% on a portion of our prior secured credit facility.  All outstanding interest rate swaps expired in December of 2010.

The effect of derivative financial instruments on our condensed consolidated statements of income for the six months ended June 30, 2011 and 2010 is summarized as follows:

			Location of	Amount of Gain (Loss)
	Amount of Gain (Loss)		Gain (Loss)	Reclassified from
	Recognized in OCI on Derivative		Reclassified from	Accumulated OCI into
Derivatives in	(Effective Portion)		Accumulated OCI	Income (Effective Portion)
Cash Flow Hedging	Six Months Ended June 30,		into Income	Six Months Ended June 30,
Relationship	2011	2010	(Effective Portion)	2011	2010

Interest rate contracts	$-	$1,336	Interest Expense	$-	$(1,541)

Total	$-	$1,336		$-	$(1,541)

12.   Earnings Per Common Share

The following table sets forth the computation of basic earnings per share (“EPS”):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands, except per share data)

Income (loss) from continuing operations	$(767)	$53	(1,351)	(1,408)
Net loss from continuing operations attributable to noncontrolling interest	55	628	99	1,307
Preferred share dividends	(1,619)	-	(1,619)	-
Allocation of continuing (income) loss to restricted share awards	22	14	36	78
Income (loss) from continuing operations attributable to common shareholders	$(2,309)	$695	(2,835)	(23)
Income (loss) from discontinued operations	6,296	(1,855)	6,627	(1,747)
Net (income) loss from discontinued operations attributable to noncontrolling interest	(427)	132	(449)	124
Allocation of discontinued (income) loss to restricted share awards	(52)	17	(55)	15
Income (loss) from discontinued operations attributable to common shareholders	5,817	(1,706)	6,123	(1,608)
Net income (loss) available to common shareholders	$3,508	$(1,011)	3,288	(1,631)

Weighted average shares outstanding — basic	38,523	34,371	38,227	32,706
Basic earnings per share attributable to the common shareholders
Income (loss) from continuing operations	$(0.06)	$0.02	$(0.07)	$-
Income (loss) from discontinued operations	0.15	(0.05)	0.16	(0.05)
Net income (loss)	$0.09	$(0.03)	$0.09	$(0.05)

The following table sets forth the computation of diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands, except per share data)

Income (loss) from continuing operations	$(767)	$53	(1,351)	(1,408)
Net loss from continuing operations attributable to noncontrolling interest	55	628	99	1,307
Income (loss) from continuing operations attributable to RPT	(712)	681	(1,252)	(101)
Preferred share dividends	(1,619)	-	(1,619)	-
Allocation of loss to restricted share awards	22	14	36	78
Allocation of continuing loss to restricted share awards	(1)	(1)	(3)	(4)
Income (loss) from continuing operations attributable to common shareholders	$(2,310)	$694	$(2,838)	$(27)
Income (loss) from discontinued operations	6,296	(1,855)	6,627	(1,747)
Net (income) loss from discontinued operations attributable to noncontrolling interest	(427)	132	(449)	124
Allocation of discontinued income (loss) to restricted share awards	(1)	-	(1)	-
Income (loss) from discontinued operations attributable to common shareholders	5,868	(1,723)	6,177	(1,623)
Net income (loss) available to common shareholders	$3,558	$(1,029)	3,339	(1,650)

Weighted average shares outstanding - basic	38,523	34,371	38,227	32,706
Stock options using the treasury method	-	-	-	-
Dilutive effect of securities (1)	-	-	-	-
Weighted average shares - diluted	38,523	34,371	38,227	32,706

Diluted earnings per share attributable to common shareholders:
Income (loss) from continuing operations	$(0.06)	$0.02	$(0.07)	$-
Income (loss) from discontinued operations	0.15	(0.03)	0.16	(0.05)
Net income (loss)	$0.09	$0.05	$0.09	$(0.05)

(1)
None of the Series D Cumulative Convertible Perpetual Preferred shares were included in the calculation of diluted earnings per share for the three and six months ended June 30, 2011 as they were antidilutive.

13.  Shareholders’ Equity

On April 6, 2011, we completed an $80.0 million (1,600,000 shares) offering of 7.25% Series D Cumulative Convertible Perpetual Preferred Shares of beneficial interest (the “Series D Preferred Shares”). The annual dividend on each Series D Preferred Share is $3.625 per share and is payable quarterly as declared by our board of trustees.  Each preferred share has a liquidation preference of $50.00 per share and is convertible, at the holder’s option at any time.  The Series D Preferred Shares are not redeemable by us.  On April 29, 2011, we closed on an additional $20.0 million, or 400,000 preferred shares, relating to a re-opening of the same security.  Net proceeds from the transactions of $96.7 million were used to repay our $30.0 million secured bridge loan and reduce borrowings on our secured revolving credit facility.

Additionally, during the six months ended June 30, 2011, we issued 673,000 common shares through a controlled equity offering generating $8.8 million in net proceeds.

14.  Share-based Compensation Plans

As of June 30, 2011, we have two share-based compensation plans in effect;  1) The 2009 Omnibus Long-Term Incentive Plan (“LTIP”) under which our compensation committee may grant, subject to the Company’s performance conditions as specified by the compensation committee, restricted shares, restricted share units, options and other awards to trustees, officers and other key employees.  The LTIP allows us to issue up to 0.9 million shares of our common stock or stock options, of which 0.3 million are available for issuance.  The maximum number of shares that can be awarded under the LTIP to any one person is 100,000 shares per year.  Vesting periods for restricted stock and stock options are determined by our compensation committee.  We measure compensation costs for restricted stock awards based on the fair value of our common stock at the date of the grant and recognize the expense over the requisite service period.  The fair values of each option granted used in determining the share-based compensation expense is estimated on the date of grant using the Black-Scholes option-pricing model.  The performance-based restricted stock is earned based on the achievement of specific performance measures established by our compensation committee over a period of three years; and 2) the 2008 Restricted Share Plan for Non-Employee Trustees (the “Trustees’ Plan”) which provides for granting up to 160,000 restricted shares awards to non-employee trustees of the Company, of which 114,000 shares are available for issuance.

For the six months ended June 30, 2011 and 2010, we recognized total share-based compensation expense of $0.9 million and $0.4 million (net of a $0.5 million adjustment), respectively.

The following table reflects the stock option activity for the six months ended June 30, 2011:

	2011
	Shares Under Option	Weighted-Average Exercise Price

Outstanding at January 1, 2011	323,948	$25.06
Granted	-	-
Exercised	(25,000)	9.61
Forfeited or expired	(21,297)	29.87
Outstanding at June 30, 2011	277,651	$26.08

Exercisable at the end of period	227,651	$29.70

Weighted average fair value of options
granted during the period		-

For the six months ended June 30, 2011 and 2010, we recognized expense related to options of approximately $28,000 and $35,000, respectively.

The following table presents information regarding restricted stock activity during the six months ended June 30, 2011:

	2011
	Number of Shares	Weighted-Average Grant Date Fair Value

Outstanding at January 1, 2011	264,657	$10.78
Granted	140,159	13.20
Vested	(112,306)	9.42
Forfeited or expired	(24,991)	13.96
Outstanding at June 30, 2011	267,519	$12.42

For the six months ended June 30, 2011 and 2010, we recognized expense related to restricted share grants of approximately $0.9 million and $0.3 million (net of $0.5 million adjustment), respectively.

During the six months ended June 30, 2011, we granted 111,886 shares of service-based restricted stock that vest over five years and the expense is recognized on a graded vesting basis.  Additionally, we granted 14,000 and 14,273 shares to non-employee trustees that vest over one year and three years, respectively.  Also during the six months ended June 30, 2011, we granted 102,686 of performance-based awards that are earned subject to a future performance measurement based on a three-year total shareholder return peer comparison (“TSR Grant”).  Once the performance criterion is met and the actual number of shares earned is determined, certain shares will vest immediately while others will vest over an additional service period.  We determine the grant date fair value of TSR Grants based upon a Monte Carlo Simulation model and will recognize the compensation expense ratably over the requisite service period.

As of June 30, 2011, we had $4.3 million of total unrecognized compensation expense related to unvested restricted shares and options granted under our plans. This expense is expected to be recognized over a weighted-average period of 4.8 years.

15.  Income Taxes

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

In May 2011, the State of Michigan signed bills into law that replaced the Michigan Business Tax (“MBT”) with a six percent Corporate Income Tax that will be effective beginning January 1, 2012.  The repeal of the MBT resulted in the de-recognition of the related deferred tax assets and liabilities.  Therefore, we recorded additional income tax expense of approximately $0.8 million in the three and six months ended June 30, 2011 as a result of this tax law change.  These amounts are included in income tax provision (benefit) on the condensed consolidated statements of operations.

As of June 30, 2011, we had a federal and state deferred tax asset and liability of $0.6 million and $0, respectively.  We believe that it is more likely than not that the results of future operations will generate sufficient taxable income to recognize the net deferred tax assets. These future operations are primarily dependent upon the profitability of our TRSs, the timing and amounts of gains on land sales, and other factors affecting the results of operations of the TRSs.

During the three months ended June 30, 2011 and 2010, we recorded an income tax (provision) benefit of approximately ($0.8) million and $0.2 million, respectively.  For the six months ended June 30, 2011 and 2010, the income tax (provision) benefit was approximately ($0.9) million and $0.4 million, respectively.

16. Commitments and Contingencies

Construction Costs

In connection with the development and expansion of various shopping centers as of June 30, 2011, we had entered into agreements for construction costs of approximately $5.0 million.

Deferred Liabilities

At June 30, 2011, we had certain deferred liability arrangements totaling $2.7 million.  See Note 9 for further information.

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

Leases

We have an operating lease for our corporate office space in Michigan for a term expiring in 2014. We also have operating leases for office space in Florida and land at one of our shopping centers.  Total amounts expensed relating to these leases were $0.5 million for the six months ended June 30, 2011 and 2010.

17. Subsequent Events

We have evaluated subsequent events through the date that the condensed consolidated financial statements were issued.

On July 11, 2011, we sold the Sunshine Plaza Shopping Center located in Tamarac, Florida for $15.0 million.

On July 27, 2011, we repaid a land loan in the amount of $2.2 million related to land held for development in Jacksonville, Florida.  The land loan bore interest at a fixed rate of 6.0%.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements, including the respective notes thereto, which are included in this Form 10-Q.

Overview

We are a fully integrated, self-administered, publicly-traded REIT which owns, develops, acquires, manages and leases community shopping centers in the Eastern and Midwestern regions of the United States.  At June 30, 2011, we owned and managed, either directly or through our interest in real estate joint ventures, a portfolio of 89 shopping centers and one office building, with 20.6 million square feet of GLA, of which 15.7 million is owned directly by us and our real estate joint ventures. We also owned interests in four parcels of land held for development or sale and four parcels of land adjacent to certain of our existing developed properties. Our land is located in Florida, Georgia, Michigan, Tennessee and Virginia.  Our core portfolio, which includes joint venture properties was 92.1% leased at June 30, 2011.  Including properties slated for redevelopment, our overall portfolio was 90.3% leased.

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

Although the current retail real estate environment remains challenging, we were able to execute upon our strategy by continuing to de-leverage our balance sheet and recycle capital through strategic acquisitions and dispositions of our shopping center portfolio.  We accomplished the following activity during the three months ended June 30, 2011:

Significant Transactions

Activity generated in the second quarter of 2011:

•
Closed on new $250.0 million unsecured credit facility, consisting of a $175.0 million unsecured revolving line of credit and a $75.0 million unsecured term loan, replacing our prior secured credit facility.  The new unsecured line and term loan mature in April 2014 and April 2015, respectively;

•
Issued 2.0 million 7.25% Series D cumulative convertible perpetual preferred shares generating $96.7 million in net proceeds that were used to repay our $30.0 million secured bridge loan and reduce borrowings on our credit facility;

•	Acquired Heritage Place, a 269,254 square foot grocery-anchored shopping center located in suburban St. Louis, Missouri for $39.4 million;
•	Sold a shopping center located in Lantana, Florida and an outparcel located in Osprey, Florida for an aggregate $19.6 million, generating a combined net gain of $8.5 million;
•	Repaid one wholly-owned property mortgage totaling $14.3 million and one mortgage for a joint venture property for which our proportionate share was $3.7 million.

Activity during the first quarter of 2011:

•	Closed on a new $24.7 million CMBS loan secured by our Jackson Crossing shopping center in Jackson, Michigan;
•	Repaid our $30.0 million secured term loan early using proceeds from the transaction listed above;
•	Issued 650,000 common shares through a controlled equity offering generating $8.4 million in net proceeds; and
•	Sold two land outparcels located in Jacksonville, Florida for aggregate net sales proceeds of $1.2 million generating a combined net gain of $0.2 million.

Leasing Activity

Activity generated in the second quarter of 2011:

•	Executed 32 new leases comprised of 204,371 square feet with an average rental rate of $9.44 per square foot, a 6.8% decrease over the average expiring rate; and
•	Executed 52 renewal leases totaling 290,837 square feet with an average rental rate of $11.67 per square foot, a 1.7% increase over the average expiring rate.

Activity during the first quarter of 2011:

•	Executed 34 new leases comprised of 291,980 square feet with an average rental rate of $12.83 per square foot, a 9.3% decrease over the average expiring rate; and
•	Executed 72 renewal leases totaling 312,003 square feet with an average rental rate of $13.24 per square foot, a 1.3% increase over the average expiring rate.

Redevelopment Activity

In the second quarter of 2011, we commenced a redevelopment project at the Shops on Lane Avenue in Columbus, Ohio.  The project is in a joint venture in which we own a 20% interest and includes the redevelopment of a Whole Foods Market to a new 35,000 square foot space.  The total projected cost of the project is approximately $6.5 million, of which $1.3 million is our proportionate share.  The project is expected to stabilize in the second half of 2012.

During the first quarter of 2011, we completed two redevelopment projects.  One redevelopment project of a wholly-owned property was located in West Allis, Wisconsin for a total investment of approximately $12.7 million.  We also completed a redevelopment project in a joint venture in which we have a 30% ownership interest located in West Bloomfield, Michigan for a total investment of approximately $9.6 million, of which $2.9 million was our proportionate share.

Land Held for Development or Sale

At June 30, 2011, we had four projects under pre-development and various smaller parcels of land held for development or sale.  The following table summarizes the cost as of June 30, 2011:

Property Name	City, State	Cost to Date as of 6/30/11
		(In millions)
Hartland Towne Square (1)	Hartland Twp., MI	$31.6
The Town Center at Aquia	Stafford Co., VA	18.7
Gateway Commons	Lakeland, FL	21.6
Parkway Shops	Jacksonville, FL	13.8
Other	Various	8.6
		$94.3

(1)	We acquired our partner’s 80% interest in the Ramco RM Hartland SC LLC joint venture that owns a portion of Hartland Towne Square for $1.0 million during the first quarter of 2011.

Our development policy is to start vertical construction on new development projects only after the project has received entitlements, significant anchor commitments, construction financing and joint venture partner commitments, if appropriate.  We are in the entitlement and pre-leasing phases at the development projects listed above.  We do not expect to secure financing and to identify joint venture partners until the entitlement and pre-leasing phases are complete.

Critical Accounting Policies and Estimates

Our 2010 Annual Report on Form 10-K contains a description of our critical accounting policies, including initial adoption of accounting policies, revenue recognition and accounts receivable, real estate investment, off balance sheet arrangements, fair value measurements and deferred charges. For the six months ended June 30, 2011, there were no material changes to these policies.

Comparison of three months ended June 30, 2011 to 2010

The following summarizes certain line items from our unaudited condensed statements of operations which we believe are important in understanding our operations and/or those items which have significantly changed in the three months ended June 30, 2011 as compared to the same period in 2010:

	Three Months Ended
	June 30,
	2011	2010	Change
	(In thousands)
Total revenue	$29,963	$28,902	$1,061
Recoverable property operating expense	8,033	7,534	499
Other non-recoverable operating expense	623	940	(317)
Depreciation and amortization	9,677	7,319	2,358
General and administrative expense	4,866	4,824	42
Other income (expense)	(201)	(303)	102
Gain on sale of real estate	2,240	499	1,741
Earnings from unconsolidated joint ventures	672	(73)	745
Interest expense	(6,967)	(7,925)	958
Amortization of deferred financing fees	(476)	(639)	163
Loss on early extinguishment of debt	(1,968)	-	(1,968)
Income tax (provision) benefit	(831)	209	(1,040)
Income (loss) from discontinued operations	6,296	(1,855)	8,151
Net (income) loss attributable to noncontrolling interest	(371)	760	(1,131)
Net income (loss) attributable to RPT	5,158	(1,042)	6,200
Preferred share dividends	(1,619)	-	(1,619)
Net loss attributable to common shareholders	$3,539	$(1,042)	$4,581

Total revenue increased $1.1 million, or 3.7%, to $30.0 million for the three months ended June 30, 2011 from $28.9 million in 2010, primarily due to a $1.6 million increase in minimum rent primarily related to our acquisitions in 2011 and the second half of 2010, partially offset by a $0.4 million decrease in other property income mostly attributable to lease rejection income from a bankruptcy claim earned in 2010.

Recoverable property operating expense increased by $0.5 million, or 6.6%, to $8.0 million in 2011 from $7.5 million in 2010. The increase was primarily related to our acquisitions in 2011 and the second half of 2010.

Other non-recoverable operating expense decreased by $0.3 million, or 33.7%, to $0.6 million in 2011 from $0.9 million in 2010. The decrease was primarily due to lower bad debt expense.

Depreciation and amortization expense increased $2.4 million or 32.2%, to $9.7 million in 2011 from $7.3 million. The increase was primarily due to our acquisitions in 2011 and the second half of 2010.

General and administrative expenses were $4.9 million in 2011, relatively unchanged from 2010.

Other expense decreased $0.1 million, or 33.7%, to $0.2 million in 2011 from $0.3 million in 2010. The decrease was primarily related to lower real estate tax expense in 2011 on development projects that were placed on hold in 2010.

Gain on sale of real estate increased $1.7 million in 2011. The increase was attributable to the sale of an outparcel in Osprey, Florida in 2011 that generated a net gain of $2.2 million.

Interest expense decreased $1.0 million, or 12.1%, to $6.9 million in 2011 from $7.9 million in 2010 due primarily to a lower revolving line of credit balance.

Amortization of deferred financing fees decreased $0.1 million, or 25.5%, to $0.5 million in 2011 from $0.6 million in 2010.

Loss on early extinguishment of debt was $2.0 million and $0 for the three months ended June 30, 2011 and 2010, respectively.  In the second quarter of 2011, we recorded a one-time write-off of unamortized deferred financing costs related to the prior secured revolving line of credit and term loan of approximately $2.0 million.  No similar charges were incurred in 2010.

The income tax provision was $0.8 million in the second quarter of 2011 as compared to a tax benefit of $0.2 million in 2010.  The increase in income tax expense was primarily due to the repeal of the Michigan Business Tax that resulted in a one-time write-off of net deferred tax assets of $0.8 million in 2011.  Refer to Note 15 of the notes to the condensed consolidated financial statements for further information.

Income from discontinued operations was $6.3 million in 2011 compared to a loss from discontinued operations of $1.9 million.  In the second quarter of 2011, we sold the Lantana Shopping Center located in Lantana, Florida for a net gain of $6.2 million.  In the second quarter of 2010, we sold the Ridgeview Crossing shopping center located in Elkin, North Carolina for a net loss of $2.1 million.

Net income attributable to noncontrolling interest increased $1.1 million primarily due to the acquisition of our partner’s 80% interest in the Ramco RM Hartland SC LLC joint venture in the first quarter 2011 and higher net income in 2011.

In the second quarter of 2011, we declared dividends of $1.6 million to preferred shareholders resulting from the April 2011 preferred equity offering.

Comparison of six months ended June 30, 2011 to 2010

The following summarizes certain line items from our unaudited condensed statements of operations which we believe are important in understanding our operations and/or those items which have significantly changed in the six months ended June 30, 2011 as compared to the same period in 2010:

	Six Months Ended
	June 30,
	2011	2010	Change
	(In thousands)
Total revenue	$60,322	$58,596	$1,726
Recoverable property operating expense	16,551	15,598	953
Other non-recoverable operating expense	1,368	2,091	(723)
Depreciation and amortization	18,390	14,846	3,544
General and administrative expense	9,922	8,950	972
Other income (expense)	(411)	(633)	222
Gain on sale of real estate	2,396	499	1,897
Earnings (loss) from unconsolidated joint ventures	1,633	885	748
Interest expense	(15,098)	(15,747)	649
Amortization of deferred financing fees	(1,104)	(1,222)	118
Impairment charge on unconsolidated joint ventures	-	(2,653)	2,653
Loss on early extinguishment of debt	(1,968)	-	(1,968)
Income tax (provision) benefit	(890)	352	(1,242)
Income (loss) from discontinued operations	6,627	(1,747)	8,374
Net (income) loss attributable to noncontrolling interest	(350)	1,431	(1,781)
Net income (loss) attributable to RPT	4,926	(1,724)	6,650
Preferred share dividends	(1,619)	-	(1,619)
Net income (loss) available to common shareholders	$3,307	$(1,724)	$5,031

Total revenue increased $1.7 million, or 2.9%, to $60.3 million for the six months ended June 30, 2011 from $58.6 million in 2010, primarily due to a $1.9 million increase in minimum rent primarily related to our acquisitions in 2011 and 2010, partially offset by a $0.1 million decrease in other property income mostly attributable to lease rejection income from a bankruptcy claim earned in 2010.

Recoverable property operating expense increased by $1.0 million, or 6.1%, to $16.6 million in 2011 from $15.6 million in 2010. The increase was primarily related to our acquisitions in 2011 and 2010.

Other non-recoverable operating expense decreased by $0.7 million, or 34.6%, to $1.4 million in 2011 from $2.1 million in 2010. The decrease was primarily due to lower bad debt expense.

Depreciation and amortization expense increased $3.5 million or 23.9%, to $18.4 million in 2011 from $14.9 million. The increase was primarily due to our acquisitions in 2010.

General and administrative expenses increased by $1.0 million, or 10.9%, to $9.9 million in 2011 from $8.9 million in 2010. The increase in 2011 was primarily related to the following:

•
an increase of $1.0 million in net compensation expense due primarily to annual pay increases in 2011, lower capitalization of development and leasing salary and related costs in 2011, and a $0.5 million adjustment to long-term incentive expense in 2010 for not meeting performance measures;

•	an increase in trustee fees of $0.2 million;
•	an increase in acquisition costs of $0.1 million; partially offset by
•	a decrease in legal fees of approximately $0.3 million related to our defense against a lawsuit with a subcontractor in 2010.

Other expense decreased $0.2 million, or 35.1%, to $0.4 million in 2011 from $0.6 million in 2010. The decrease was primarily related to lower real estate tax expense in 2011 on development projects that were placed on hold in 2010.

Gain on sale of real estate increased $1.9 million in 2011 to $2.4 million from $0.5 million in 2010. The increase was primarily attributable to the sale of an outparcel in Osprey, Florida in 2011 that generated a net gain of $2.2 million.

Interest expense increased $0.6 million, or 4.1%, to $15.1 million in 2011 from $15.7 million in 2010 due primarily to a higher revolving line of credit balance and lower capitalized interest.

Amortization of deferred financing fees decreased $0.1 million, or 9.7%, to $1.1 million in 2011 from $1.2 million in 2010.

In the first quarter of 2010, the Company recorded a non-cash impairment charge of $2.7 million resulting from other–than-temporary declines in the fair market value of various equity investments in unconsolidated joint ventures.

Loss on early extinguishment of debt was $2.0 million and $0 for the six months ended June 30, 2011 and 2010, respectively.  In the second quarter of 2011, we recorded a one-time write-off of unamortized deferred financing costs related to the prior secured revolving line of credit and term loan of approximately $2.0 million.  No similar charges were incurred in 2010.

The income tax provision was $0.9 million in 2011 as compared to a tax benefit of $0.4 million in 2010.  The increase in income tax expense was primarily due to the repeal of the Michigan Business Tax that resulted in a one-time write-off of net deferred tax assets of $0.8 million in the second quarter of 2011.  Refer to Note 15 of the notes to the condensed consolidated financial statements for further information.

Income from discontinued operations was $6.6 million in 2011 compared to a loss from discontinued operations of $1.7 million.  In 2011, we sold the Lantana Shopping Center located in Lantana, Florida for a net gain of $6.2 million.  In 2010, we sold the Ridgeview Crossing shopping center located in Elkin, North Carolina for a net loss of $2.1 million.

Net income attributable to noncontrolling interest increased $1.8 million primarily due to the acquisition of our partner’s 80% interest in the Ramco RM Hartland SC LLC joint venture in the first quarter 2011 and higher net income in 2011.

In the second quarter of 2011, we declared dividends of $1.6 million to preferred shareholders resulting from the April 2011 preferred equity offering.

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

At June 30, 2011, we had $6.3 million and $6.8 million in cash and cash equivalents and restricted cash, respectively.  Restricted cash was comprised primarily of funds held in escrow to pay real estate taxes, insurance premiums, and certain capital expenditures.

Short-Term Liquidity Requirements

Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our operating properties, interest and scheduled principal payments on our debt, expected dividend payments (including distributions to preferred shareholders and Operating Partnership unit holders) and capital expenditures related to tenant improvements and redevelopment activities.

In the second half of 2011, we have approximately $8.5 million of debt maturities related to mortgages payable, excluding the non-recourse mortgage loan at Madison Center, which is in default (Refer to Note 8) and a $2.2 million land loan that was repaid in July 2011 subsequent to quarter end.   We anticipate repaying this debt with borrowings under our line of credit.  In the second quarter of 2011, we repaid the $30.0 million bridge loan and a portion of our borrowings under our credit facility with the proceeds generated from our preferred equity offering, which closed in April 2011.  As opportunities arise and market conditions permit, we will continue to pursue the strategy of selling mature properties or non-core assets that no longer meet our investment criteria.  Our ability to obtain acceptable selling prices and satisfactory terms and financing will impact the timing of future sales.  We anticipate using net proceeds from the sale of properties to reduce outstanding debt.

Long-Term Liquidity Requirements

Our long-term liquidity needs consist primarily of funds necessary to pay indebtedness at maturity, potential acquisitions of properties, redevelopment of existing properties, the development of land held and non-recurring capital expenditures.

On April 29, 2011, we closed on a new $250.0 million unsecured bank facility comprised of a $175.0 million revolving line of credit and a $75.0 million term loan.  The facility replaces our prior secured line which was scheduled to mature in December 2012 and bore interest at LIBOR plus 350 basis points with a 2% LIBOR floor.  The new revolving line of credit and term loan have terms of three and four years, respectively.  Subject to customary conditions, both the revolving line and the term loan can be extended for one year at our option.   Borrowings under the facility are priced at LIBOR plus 200 to 275 basis points depending on our leverage ratio.  As of June 30, 2011, $141.7 million was available to be drawn on our unsecured revolving credit facility subject to certain covenants that may affect availability.

As a result of closing both our sale of $100.0 million of convertible perpetual preferred stock and our new $250.0 million unsecured bank facility in the second quarter of 2011, we have paid off a substantial portion of our debt maturities in 2011 and 2012.  In addition, we have reduced our borrowings under our new $175.0 million line of credit to approximately $33.0 million.  We have also extended the maturity of our bank debt to 2014 and 2015, obtained an option for a further one-year extension at our option, and released the mortgages that secured our prior bank facility.  The replacement of our prior secured bank facility with our new unsecured bank facility enhances our financial flexibility by providing for additions to and removals from the pool of unencumbered properties that comprise a borrowing base, subject to certain criteria.  Our financing strategy is to maintain ample liquidity, financial strength, and financial flexibility by sourcing equity and debt capital in appropriate balance, managing our debt maturity schedule, and monitoring our exposure to interest rate risk.

The following is a summary of our cash flow activities:

	Six Months Ended
	June 30,
	2011	2010

Cash provided from operations	$21,045	$21,646
Cash used in investing activities	(50,142)	(19,556)
Cash provided by financing activities	25,236	2,156

For the six months ended June 30, 2011, our cash flows were as follows compared to the same period in 2010:

We generated $21.0 million in cash flows from operating activities as compared to $21.6 million.  Cash flows from operating activities were lower mainly due to lower net cash inflows for accounts receivable in 2011.  Investing activities used $50.1 million of cash flows as compared to $19.6 million in 2010. Cash flows used in investing activities were higher in 2011 due to higher additions to real estate, investments in unconsolidated entities primarily to pay off two joint venture loans, and the purchase of our partner’s equity interest in a consolidated joint venture for $1.0 million.  Additionally, proceeds from sales of real estate were higher in 2011 by $8.9 million.  Cash flows provided by financing activities were $25.2 million as compared to $2.2 million.  We received net proceeds of $96.7 million from the issuance of preferred shares in 2011.  In 2011, we received net proceeds from the issuance of common shares of $8.8 million as compared to $75.6 million in 2010.  Additionally, we repaid a net of $64.1 million of mortgages and notes payable in 2011 as compared to repaying a net of $61.2 million in 2010.  In 2011, we paid cash dividends to common shareholders of $12.5 million as compared to $10.1 million in 2010 due to the increase in number of common shares outstanding from equity offerings.

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

We declared a quarterly cash dividend distribution of $0.16325 per common share paid to common shareholders of record on June 20, 2011, unchanged from the dividend paid of $0.16325 per share in the comparable quarter of 2010.  Our dividend policy has not changed in that we expect to continue making distributions to shareholders of at least 90% of our REIT taxable income, excluding net capital gain, in order to maintain qualification as a REIT. On an annualized basis, our current dividend is above our estimated minimum required distribution.

Additionally, we declared a quarterly cash dividend of $0.85590 per preferred share to preferred shareholders of record on June 20, 2011 to cover the period from April 6, 2011 to June 30, 2011.

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

	Six Months Ended
	June 30,
	2011	2010

Cash provided by operating activities	$21,045	$21,646

Cash distributions to common shareholders	(12,488)	(10,109)
Cash distributions to operating partnership unit holders	(983)	(950)
Total distributions	(13,471)	(11,059)

Surplus (deficiency)	$7,574	$10,587
Alternative sources of funding for distributions:
Net borrowings on mortgages and notes payable	n/a	n/a
Total sources of alternative funding for distributions	n/a	n/a

In the first half of 2011, we issued 0.673 million common shares through a controlled equity offering generating $8.8 million in net proceeds.  Additionally, in the second quarter of 2011, we issued 2.0 million convertible cumulative perpetual preferred shares generating $96.7 million in net proceeds.

Debt

In May 2011, we repaid one wholly-owned property mortgage in the amount of $14.3 million.  The mortgage bore interest at a fixed rate of 7.6%.

A $9.2 million non-recourse mortgage note that is secured by our wholly-owned Madison Center property located in Madison Heights, Michigan, was due May 1, 2011.  The note entered default status in May when we did not repay the note at maturity.  The lender is working with us to transfer the property title to the lender and release our obligation.  Until we are legally released from our obligation, we will continue to accrue interest at the default rate of 12.5%.  Accrued interest on this note, including the default interest, was approximately $0.2 million for the three months ended June 30, 2011.

In April 2011, we used net proceeds from our cumulative convertible perpetual preferred offering to repay our $30.0 million secured bridge loan and reduce borrowings on our Credit Facility.  Additionally, in March 2011, the $30.0 million secured term loan facility was repaid in full.

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

At June 30, 2011, our variable rate debt accounted for approximately $130.3 million of outstanding debt with a weighted average interest rate of 2.8%. Variable rate debt, net of cash on hand, accounted for approximately 24.9% of our total net debt and 11.1% of our total market capitalization.  We did not have any interest rate swap agreements in effect at June 30, 2011.

At June 30, 2011, we had $361.9 million of mortgage loans, both fixed and floating rate, encumbering certain consolidated properties.  Such mortgage loans are non-recourse, subject to certain exceptions for which we would be liable for any resulting losses incurred by the lender.  These exceptions vary from loan to loan but generally include fraud or a material misrepresentation, misstatement or omission by the borrower, intentional or grossly negligent conduct by the borrower that harms the property or results in a loss to the lender, filing of a bankruptcy petition by the borrower, either directly or indirectly, and certain environmental liabilities.  In addition, upon the occurrence of certain of such events, such as fraud or filing of a bankruptcy petition by the borrower, we would be liable for the entire outstanding balance of the loan, all interest accrued thereon and certain other costs, penalties and expenses.

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

As of June 30, 2011, we had eight equity investments in unconsolidated joint venture entities in which we owned 50% or less of the total ownership interest.  Refer to Note 5 of the notes to the condensed consolidated financial statements.  We review our equity investments in unconsolidated entities for impairment on a venture-by-venture basis whenever events or changes in circumstances indicate that the carrying value of the equity investment may not be recoverable.  In the first quarter of 2010, we recorded an impairment charge of $2.7 million resulting from other-than-temporary declines in the fair market value of various equity investments in unconsolidated joint ventures.  We had no impairment loss for the six months ended June 30, 2011.

We have a 30% ownership interest in our Ramco Lion joint venture which owns a portfolio of 16 properties totaling 3.2 million square feet of GLA.  As of June 30, 2011, the properties had consolidated equity of $308.4 million.  Our total investment in the venture at June 30, 2011 was $86.4 million.  The Ramco Lion joint venture has total debt obligations, which other than customary carve-outs are nonrecourse to us, of approximately $211.3 million with maturity dates ranging from 2012 through 2020.  Our proportionate share of the total debt is $63.0 million.

We have a 20% ownership interest in our Ramco 450 joint venture which is a portfolio of eight properties totaling 1.7 million square feet of GLA.  As of June 30, 2011, the properties in the portfolio had consolidated equity of $133.7 million.  Our total investment in the venture at June 30, 2011 was $16.4 million.  The Ramco 450 venture total debt obligations, which other than customary carve-outs are nonrecourse to us, of approximately $171.0 million with maturity dates range from 2013 through 2017.  Our proportionate share of the total debt is $34.3 million.

We also have ownership interests ranging from 20% - 50% in six smaller joint ventures that each own one or two properties.  As of June 30, 2011, our total investment in these ventures was $9.3 million and our proportionate share of the total non-recourse debt was $10.0 million with maturity dates ranging from 2012 through 2016.  One of these joint ventures owns a single shopping center in Davie, Florida that was classified as held-for-sale at June 30, 2011.  The joint venture had debt of approximately $11.6 million at June 30, 2011, of which $4.6 million was our proportionate share.  Refer to Note 5 of the notes to the condensed consolidated financial statements for more information related to our real estate joint ventures.

Contractual Obligations

The following are our contractual cash obligations as of June 30, 2011:

	Payments due by period

Contractual Obligations	Total	Less than 1 year (1)	1-3 years	3-5 years	More than 5 years
	(In thousands)

Mortgages and notes payable:
Scheduled amortization	$27,238	$2,616	$9,809	$7,771	$7,042
Payments due at maturity	470,819	19,825	45,330	210,866	194,798
Total mortgages and notes payable	498,057	22,441	55,139	218,637	201,840

Employment contracts	1,422	421	1,001	-	-
Capital lease	7,650	341	1,354	5,955	-
Operating leases	3,877	462	1,898	762	755
Construction commitments	5,039	5,039	-	-	-
Total contractual obligations	$516,045	$28,704	$59,392	$225,354	$202,595

(1) Amounts represent balance of obligation for the remainder of 2011.

At June 30, 2011, we did not have any contractual obligations that required or allowed settlement, in whole or in part, with consideration other than cash.

We anticipate that the combination of cash on hand, cash provided from operating activities, the availability under the Credit Facility ($141.7 million at June 30, 2011 subject to covenants), our access to the capital markets and the sale of existing properties will satisfy our expected working capital requirements through at least the next 12 months. Although we believe that the combination of factors discussed above will provide sufficient liquidity, no assurance can be given.

Mortgages and notes payable

See the analysis of our debt included in “Liquidity and Capital Resources” above.

Employment Contracts

At June 30, 2011, we had employment contracts with our Chief Executive Officer and Chief Financial Officer that contain minimum guaranteed compensation.  All other employees are subject to at-will employment.

Operating and Capital Leases

We lease office space for our corporate headquarters and our Florida office under operating leases.  We also have an operating lease at our Taylors Square shopping center and a capital ground lease at our Gaines Marketplace shopping center for which we may be obligated to purchase the land parcel.

Construction Costs

In connection with the development and expansion of various shopping centers as of June 30, 2011, we have entered into agreements for construction activities with an aggregate cost of approximately $5.0 million.

Planned Capital Spending

We are focused on our core strengths of enhancing the value of our existing portfolio of shopping centers through successful leasing efforts and the completion of our redevelopment projects currently in process.

During the six months ended June 30, 2011, we spent approximately $11.8 million on capital expenditures including tenant allowances, leasing commissions paid to third-party brokers, legal costs related to lease documents, capitalized leasing and construction costs, renovations, and roof and parking lot repairs.

For the remainder of 2011, we anticipate spending approximately $11.5 million for capital expenditures.

Capitalization

At June 30, 2011, our total market capitalization was $1.1 billion.  Our market capitalization consisted of $498.2 million of net debt (including property-specific mortgages, an unsecured revolving credit facility, junior subordinated notes, and a capital lease obligation), $516.1 million of common shares and OP Units, and $99.8 million of convertible perpetual preferred shares (based on a market price of $49.92 per share at Jun 30, 2011).  Our net debt to total market capitalization was 44.7% at June 30, 2011, as compared to 54.4% at June 30, 2010.  The decrease in total net debt to market capitalization was due primarily to the impact of the April 2011 preferred equity offering and the increase in the price per common share from $10.10 at June 30, 2010 to $12.38 at June 30, 2011.  Our outstanding debt at June 30, 2011 had a weighted average interest rate of 5.1%, and consisted of $367.7 million of fixed rate debt and $130.3 million of variable rate debt.  Outstanding letters of credit issued under the credit facility totaled approximately $0.3 million at June 30, 2011.

At June 30, 2011, the noncontrolling interest in the Operating Partnership represented a 6.8% ownership in the Operating Partnership.  The OP Units may, under certain circumstances, be exchanged for our common shares of beneficial interest on a one-for-one basis.  We, as sole general partner of the Operating Partnership, have the option, but not the obligation, to settle exchanged OP Units held by others in cash based on the current trading price of our common shares of beneficial interest.  Assuming the exchange of all OP Units, there would have been 41,371,752 of our common shares of beneficial interest outstanding at June 30, 2011, with a market value of approximately $512.2 million.

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

The following table illustrates the calculations of FFO:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands, except per share data)

Net income (loss) available to common shareholders (1)	$3,539	$(1,042)	$3,307	$(1,724)
Adjustments:
Rental property depreciation and amortization expense	9,621	7,366	18,354	14,951
Pro rata share of real estate depreciation from unconsolidated joint ventures	1,663	1,704	3,286	3,380
Loss (gain) on sale of depreciable real estate	(6,210)	2,050	(6,210)	2,050
Noncontrolling interest in Operating Partnership	374	(105)	357	(174)

Funds from operations	$8,987	$9,973	$19,094	$18,483

Weighted average common shares	38,523	34,371	38,227	32,706
Shares issuable upon conversion of Operating Partnership Units	2,829	2,902	2,856	2,902
Dilutive effect of securities	305	-	313	-
Weighted average equivalent shares outstanding, diluted	41,657	37,273	41,396	35,608

Net income per diluted share to FFO per diluted
share reconciliation:
Net income (loss) attributable to common shareholders per diluted share	$0.09	$(0.03)	$0.09	$(0.05)
Add:
Rental property depreciation and amortization expense	0.23	0.20	0.44	0.42
Pro rata share of real estate depreciation from unconsolidated joint ventures	0.04	0.05	0.08	0.09
(Gain) loss on sale of depreciable real estate	(0.15)	0.05	(0.15)	0.06
Noncontrolling interest in Operating Partnership	0.01	-	0.01	-

Funds from operations per diluted share	$0.22	$0.27	$0.47	$0.52

(1) Includes: Gain on sale of nondepreciable real estate	$2,240	$499	$2,396	$499

Impairment charge on unconsolidated joint ventures	$-	$-	$-	$(2,653)

Loss on early extinguishment of debt	$(1,968)	$-	$(1,968)	$-

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We have exposure to interest rate risk on our variable rate debt obligations.  Based on market conditions, we may manage our exposure to interest rate risk by entering into interest rate swap agreements to hedge our variable rate debt.  At June 30, 2011, we did not have any interest rate swap agreements in effect.  We are not subject to any foreign currency exchange rate risk or commodity price risk, or other material rate or price risks.  Based on our debt and interest rates at June 30, 2011, a 100 basis point change in interest rates would impact our future earnings and cash flows by approximately $1.3 million annually.  We believe that a 100 basis point change in interest rates would impact the fair value of our total outstanding debt at June 30, 2011 by approximately $13.8 million.

The following table sets forth information as of June 30, 2011 concerning our long-term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates of maturing amounts and fair market:

	(In thousands, except for interest rates)
								Estimated
	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value

Fixed-rate debt	$13,768	$15,632	$25,843	$33,670	$76,967	$201,840	$367,720	$383,004
Average interest
rate	7.0%	6.4%	5.9%	5.5%	5.3%	6.1%	5.9%	4.2%
Variable-rate
debt	$8,673	$13,600	$-	$33,000	$75,000	$-	$130,273	$130,273
Average interest
rate	6.0%	3.7%	-	2.4%	2.4%	-	2.8%

We estimated the fair value of our fixed rate mortgages using a discounted cash flow analysis, based on our incremental borrowing rates for similar types of borrowing arrangements with the same remaining maturity.  Considerable judgment is required to develop estimated fair values of financial instruments.  The table incorporates only those exposures that exist at June 30, 2011 and does not consider those exposures or positions which could arise after that date or firm commitments as of such date.  Therefore, the information presented therein has limited predictive value.  Our actual interest rate fluctuations will depend on the exposures that arise during the period and on market interest rates at that time.

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

We carried out an assessment as of June 30, 2011 of the effectiveness of the design and operation of our disclosure controls and procedures. This assessment was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.  Based on such evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that such disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2011.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

For a description of the litigation with a subcontractor, see  Note 16 of the notes to the condensed consolidated financial statements.  There are no material pending governmental proceedings.

Item 1A.  Risk Factors

You should review our Annual Report on Form 10-K for the year ended December 31, 2010 which contains a detailed description of risk factors that may materially affect our business, financial condition or results of operations.

Item 6.  Exhibits

Exhibit No.	Description

3.1
Articles of Amendment, as filed with the State Department of Assessments and Taxation of Maryland on April 5, 2011, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K dated April 6, 2011.

3.2
Articles Supplementary, as filed with the State Department of Assessments and Taxation of Maryland on April 5, 2011, incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K dated April 6, 2011.

3.3
Articles Supplementary, as filed with the State Department of Assessments and Taxation of Maryland on April 28, 2011, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K dated April 28, 2011.

12.1*	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.

31.1*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2**	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS(1)	XBRL Instance Document.

101.SCH(1)	XBRL Taxonomy Extension Schema.

101.CAL(1)	XBRL Taxonomy Extension Calculation.

101.DEF(1)	XBRL Taxonomy Extension Definition.

101.LAB(1)	XBRL Taxonomy Extension Label.

101.PRE(1)	XBRL Taxonomy Extension Presentation.
_______________
* filed herewith
** furnished herewith

(1) Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability thereunder.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAMCO-GERSHENSON PROPERTIES TRUST

Date: August 8, 2011	By: /s/ Dennis E. Gershenson
Dennis E. Gershenson
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2011	By: /s/ Gregory R. Andrews
Gregory R. Andrews
Chief Financial Officer
(Principal Financial and Accounting Officer)