Form 10-Q
period 2011-09-30
RAMCO GERSHENSON PROPERTIES TRUST
filed 2011-11-04
CIK 842183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐      No  ☒

Number of common shares of beneficial interest ($0.01 par value) of the registrant outstanding as of October 31, 2011:  38,978,409

INDEX

		Page No.
PART I - FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Financial Statements
	Condensed Consolidated Balance Sheets – September 30, 2011 and December 31, 2010	3

	Condensed Consolidated Statements of Operations and Comprehensive Income -
	Three and Nine Months Ended September 30, 2011 and 2010	4

	Condensed Consolidated Statements of Shareholders’ Equity –
	Nine Months Ended September 30, 2011	5

	Condensed Consolidated Statements of Cash Flows – Nine Months Ended
	September 30, 2011 and 2010	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	38

Item 4.	Controls and Procedures	38

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	39

Item 1A.	Risk Factors	39

Item 6.	Exhibits	39

PART 1 - FINANCIAL INFORMATION

Item 1.   Unaudited Condensed Financial Statements

RAMCO-GERSHENSON PROPERTIES TRUST
Condensed Consolidated Balance Sheets
September 30, 2011 (Unaudited) and December 31, 2010
(In thousands, except per share data)

	September 30,	December 31,
	2011	2010
ASSETS
Income producing properties, at cost:
Land	$125,789	$114,814
Buildings and improvements	864,706	863,225
Less accumulated depreciation and amortization	(222,740)	(213,915)
Income producing properties, net	767,755	764,124
Construction in progress and land held for development or sale
(including $0 and $25,812 of consolidated variable interest entities,
respectively)	97,278	96,056
Net real estate	$865,033	$860,180
Equity investments in unconsolidated joint ventures	111,940	105,189
Cash and cash equivalents	21,802	10,175
Restricted cash	6,635	5,726
Accounts receivable, net	9,945	10,534
Notes receivable	3,000	3,000
Other assets, net	56,731	58,025
TOTAL ASSETS	$1,075,086	$1,052,829

LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgages and notes payable:
Mortgages payable (including $0 and $4,605 of consolidated variable interest entities, respectively)	$336,245	$363,819
Unsecured/secured revolving credit facility	-	119,750
Unsecured/secured term loan facilities, including secured bridge loan	135,000	60,000
Junior subordinated notes	28,125	28,125
Total mortgages and notes payable	$499,370	$571,694
Capital lease obligation	6,417	6,641
Accounts payable and accrued expenses	28,193	24,986
Other liabilities	2,508	3,462
Distributions payable	8,612	6,680
TOTAL LIABILITIES	$545,100	$613,463

Ramco-Gershenson Properties Trust shareholders' equity:
Preferred shares, $0.01 par, 2,000 shares authorized: 7.25% Series D
Cumulative Convertible Perpetual Preferred Shares, (stated at liquidation preference $50 per share), 2,000 and 0 shares issued and outstanding at
September 30, 2011 and December 31, 2010, respectively	$100,000	$-
Common shares of beneficial interest, $0.01 par, 60,000 shares authorized,
38,732 and 37,947 shares issued and outstanding as of September 30, 2011
and December 31, 2010, respectively	387	379
Additional paid-in capital	569,759	563,370
Accumulated distributions in excess of net income	(173,602)	(161,476)
Accumulated other comprehensive loss	(1,895)	-
TOTAL SHAREHOLDERS' EQUITY ATTRIBUTABLE TO RPT	494,649	402,273
Noncontrolling interest	35,337	37,093
TOTAL SHAREHOLDERS' EQUITY	529,986	439,366

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,075,086	$1,052,829

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
Condensed Consolidated Statements of Operations and Comprehensive Income
For the three and nine months ended September 30, 2011 and 2010
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
REVENUE
Minimum rent	$21,382	$19,370	$62,736	$58,461
Percentage rent	105	137	227	330
Recovery income from tenants	7,587	6,630	22,617	21,369
Other property income	1,637	322	3,771	2,574
Management and other fee income	1,306	902	3,093	3,157
TOTAL REVENUE	32,017	27,361	92,444	85,891

EXPENSES
Real estate taxes	3,976	3,794	13,121	12,688
Recoverable operating expense	3,817	3,172	11,223	9,877
Other non-recoverable operating expense	1,003	743	2,476	2,582
Depreciation and amortization	8,817	7,319	27,207	22,165
General and administrative	5,346	4,512	15,268	13,462
TOTAL EXPENSES	22,959	19,540	69,295	60,774

INCOME BEFORE OTHER INCOME AND EXPENSE, TAX AND DISCONTINUED OPERATIONS	9,058	7,821	23,149	25,117

OTHER INCOME AND EXPENSES
Other income (expense)	192	(388)	(219)	(1,021)
Gain on sale of real estate	45	1,633	2,441	2,132
Earnings (loss) from unconsolidated joint ventures	3,703	(1,362)	5,336	(662)
Interest expense	(6,740)	(7,657)	(21,838)	(23,405)
Amortization of deferred financing fees	(389)	(596)	(1,493)	(1,812)
Provision for impairment	-	(28,787)	-	(28,787)
Impairment charge on unconsolidated joint ventures	-	-	-	(2,653)
Loss on early extinguishment of debt	-	-	(1,968)	-
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAX	5,869	(29,336)	5,408	(31,091)
Income tax (provision) benefit	(95)	(40)	(985)	312
INCOME (LOSS) FROM CONTINUING OPERATIONS	5,774	(29,376)	4,423	(30,779)

DISCONTINUED OPERATIONS
Gain (loss) on sale of real estate	(33)	-	6,177	(2,050)
Income (loss) from discontinued operations	61	(66)	478	232
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	28	(66)	6,655	(1,818)

NET INCOME (LOSS)	5,802	(29,442)	11,078	(32,597)
Net (income) loss attributable to noncontrolling interest	(389)	2,701	(739)	4,131
NET INCOME (LOSS) ATTRIBUTABLE TO RAMCO-GERSHENSON PROPERTIES TRUST	5,413	(26,741)	10,339	(28,466)
Preferred share dividends	(1,813)	-	(3,432)	-
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$3,600	$(26,741)	$6,907	$(28,466)

EARNINGS (LOSS) PER COMMON SHARE, BASIC
Continuing operations	$0.09	$(0.70)	$0.02	$(0.77)
Discontinued operations	-	-	0.16	(0.06)
	$0.09	$(0.70)	$0.18	$(0.83)
EARNINGS (LOSS) PER COMMON SHARE, DILUTED
Continuing operations	$0.09	$(0.70)	$0.02	$(0.77)
Discontinued operations	-	-	0.16	(0.06)
	$0.09	$(0.70)	$0.18	$(0.83)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	38,596	38,020	38,351	34,497
Diluted	38,739	38,020	38,513	34,497

OTHER COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$5,802	$(29,442)	$11,078	$(32,597)
Other comprehensive income:
Gain (loss) on interest rate swaps	(2,023)	577	(2,023)	1,913
Comprehensive income (loss)	3,779	(28,865)	9,055	(30,684)
Comprehensive (income) loss attributable to noncontrolling interest	(517)	2,659	(867)	3,987
Comprehensive income (loss) attributable to Ramco-Gershenson Properties Trust	$3,262	$(26,206)	$8,188	$(26,697)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
Condensed Consolidated Statement of Shareholders' Equity
For the nine months ended September 30, 2011
(In thousands)
(Unaudited)

	Shareholders' Equity of Ramco-Gershenson Properties Trust

	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Shareholders' Equity

BALANCE, DECEMBER 31, 2010	$-	$379	$563,370	$(161,476)	$-	$37,093	$439,366

Issuance of common stock	-	8	8,329	-	-	-	8,337
Issuance of preferred shares	100,000	-	(3,353)	-	-	-	96,647
Share-based compensation and other expense	-	-	1,413	-	-	-	1,413
Dividends declared to common shareholders	-	-	-	(18,879)	-	-	(18,879)
Dividends declared to preferred shareholders	-	-	-	(3,432)	-	-	(3,432)
Distributions declared to noncontrolling interests	-	-	-	-	-	(1,371)	(1,371)
Dividends paid on restricted shares	-	-	-	(154)	-	-	(154)
Purchase of partner's interest in consolidated variable interest entity	-	-	-	-	-	(993)	(993)
Conversion of OP units	-	-	-	-	-	(3)	(3)
Other comprehensive loss adjustment	-	-	-	-	(1,895)	(128)	(2,023)
Net income	-	-	-	10,339	-	739	11,078
BALANCE, SEPTEMBER 30, 2011	$100,000	$387	$569,759	$(173,602)	$(1,895)	$35,337	$529,986

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
 Condensed Consolidated Statements of Cash Flows
 For the nine months ended September 30, 2011 and 2010
 (In thousands)
 (Unaudited)

	Nine months ended September 30,
	2011	2010
OPERATING ACTIVITIES
Net income (loss)	$11,078	$(32,597)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	27,207	22,165
Amortization of deferred financing fees	1,493	1,812
(Earnings) loss from unconsolidated joint ventures	(5,336)	662
Distributions received from operations of unconsolidated joint ventures	3,143	1,859
Provision for impairment	-	28,787
Impairment charge on unconsolidated joint ventures	-	2,653
Loss on early extinguishment of debt	1,968	-
Discontinued operations	(478)	(232)
Gain on sale of real estate	(2,441)	(2,132)
Amoritization of premium on mortgages and notes payable, net	(27)	(193)
Share-based compensation expense	1,384	765
Changes in assets and liabilities:
Accounts and other receivables	516	2,257
Other assets	2,239	3,301
Accounts payable and accrued expenses	(2,305)	(3,040)
Other liabilities	(954)	-
Net cash provided by continuing operating activities	37,487	26,067
Operating cash from discontinued operations	868	999
(Gain) loss on sale of discontinued operations	(6,177)	2,050
Net cash provided by operating activities	32,178	29,116

INVESTING ACTIVITIES
Additions to real estate, net	$(55,905)	$(36,108)
Proceeds from sale of real estate	3,775	3,226
Distributions from sale of joint venture property	3,709	-
Increase in restricted cash	(909)	(3,763)
Investment in unconsolidated joint ventures	(9,279)	(13,208)
Notes receivable from unconsolidated joint ventures	-	(16,824)
Purchase of partner's equity in consolidated joint ventures	(1,000)	-
Net cash used in continuing investing activities	(59,609)	(66,677)
Net investing cash provided by discontinued operations	21,203	797
Net cash used in investing activities	(38,406)	(65,880)

FINANCING ACTIVITIES
Proceeds of mortgages and notes payable	$212,650	$99,200
Repayments of mortgages and notes payable	(275,411)	(122,079)
Payment of deferred financing costs	(2,721)	(1,058)
Proceeds from issuance of preferred shares	96,647	-
Proceeds from issuance of common stock	8,811	75,693
Repayment of capital lease obligation	(224)	(211)
Dividends paid to preferred shareholders	(1,619)	-
Dividends paid to common shareholders	(18,831)	(16,305)
Distributions or conversions paid to operating partnership unit holders	(1,447)	(1,427)
Net cash provided by financing activities	17,855	33,813

Net increase (decrease) in cash and cash equivalents	11,627	(2,951)
Cash from consolidated variable interest entity	-	44
Cash and cash equivalents at beginning of the period	10,175	8,432
Cash and cash equivalents at end of the period	$21,802	$5,525

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest (net of capitalized interest of $359 and $1,059 in 2011 and 2010, respectively)	$21,420	$22,138
Cash paid for federal income taxes	63	3
(Decrease) increase in fair value of interest rate swaps	(2,023)	1,913

The Company acquired income producing property as follows:
Fair value of income producing property	$39,410	$15,200
Cash paid for income producing property	$39,410	$15,200

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Basis of Presentation

Organization

Ramco-Gershenson Properties Trust, together with its subsidiaries (the “Company”), is a real estate investment trust (“REIT”) engaged in the business of owning, developing, acquiring, managing and leasing community shopping centers located in the Eastern and Midwestern regions of the United States.  At September 30, 2011, we owned and managed, either directly or through our interest in real estate joint ventures, a portfolio of 84 shopping centers and one office building, with approximately 15.3 million square feet of gross leaseable area (“GLA) owned directly by us and our real estate joint ventures.  We also owned interests in four parcels of land held for development or sale and four parcels of land adjacent to certain of our existing developed properties.  Our land is located in Florida, Georgia, Michigan, Tennessee and Virginia.  Most of our properties are anchored by supermarkets and/or national chain stores. The Company’s credit risk, therefore, is concentrated in the retail industry.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and our majority owned subsidiary, the Operating Partnership, Ramco-Gershenson Properties, L.P. (93.7% and 92.9% owned by the Company at September 30, 2011 and December 31, 2010, respectively), and all wholly-owned subsidiaries, including entities in which we have a controlling financial interest or have been determined to be a primary beneficiary of a variable interest entity (“VIE”).  We have elected to be a REIT for federal income tax purposes.  All intercompany balances and transactions have been eliminated in consolidation. The information furnished is unaudited and reflects all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature. These condensed consolidated financial statements should be read in conjunction with our 2010 Annual Report on Form 10−K.

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

In September 2011, the FASB updated ASC 350 “Intangibles - Goodwill and Other” with ASU 2011-08 “Testing Goodwill for Impairment”.  Under this update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary.  This standard is effective for fiscal years beginning after December 15, 2011.  Early adoption of this standard is permitted.  We do not expect this update to have a material impact on our consolidated financial statements.

2.   Accounts Receivable, Net

We provide for bad debt expense based upon the allowance method of accounting. We continuously monitor the collectability of our accounts receivable from specific tenants, analyze historical bad debts, customer credit worthiness, current economic trends and changes in tenant payment terms when evaluating the adequacy of the allowance for bad debts.  Allowances are taken for those balances that we have reason to believe will be uncollectible.  When tenants are in bankruptcy, we make estimates of the expected recovery of pre-petition and post-petition claims.  The period to resolve these claims can exceed one year.  Management believes the allowance for doubtful accounts is adequate to absorb currently estimated bad debts.  However, if we experience bad debts in excess of the allowance we have established, our operating income would be reduced.  At September 30, 2011 and December 31, 2010, our allowance for doubtful accounts was approximately $3.2 million and $3.8 million, respectively.

3.   Real Estate

Included in our net real estate is income producing shopping center properties that are recorded at cost less accumulated depreciation and amortization.

We review our investment in real estate, including any related intangible assets, for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the remaining estimated useful lives of those assets may warrant revision or the applicable holding period changes and that the carrying value of the property may not be recoverable.  There was no impairment loss for the three and nine months ended September 30, 2011.  We recorded a provision for impairment of $28.8 million for the three and nine months ended September 30, 2010.

Land held for development or sale represents projects where vertical construction has yet to commence, but which have been identified by us as available for future development if and when market conditions dictate the demand for a new shopping center.  Land held for development or sale was $93.6 million and $93.4 million at September 30, 2011 and December 31, 2010, respectively.

Construction in progress represents existing development and redevelopment projects. When projects are substantially complete and ready for their intended use, balances are transferred to land or buildings and improvements as appropriate.  Construction in progress was $3.7 million and $2.7 million at September 30, 2011 and December 31, 2010, respectively.

4.   Property Acquisitions and Dispositions

Acquisitions

The following table provides a summary of our acquisition activity for the nine months ended September 30, 2011 and 2010:

				Purchase	Mortgage
Date Purchased	Property Name	Property Location	Square Feet	Price	Assumed
				(In thousands)

05/19/11	Heritage Place	Creve Coeur (St. Louis), Missouri	269,254	$39,410	$-
		Total 2011 acquisitions		$39,410	$-

08/10/10	Liberty Square	Wauconda (Chicago), Illinois	107,369	$15,200	$-
		Total 2010 acquisitions		$15,200	$-

The total aggregate fair value of our 2011 acquisitions through September 30, 2011, was allocated and is reflected in the following table in accordance with accounting guidance for business combinations.   At the time of acquisition, these assets and liabilities were considered Level 2 fair value measurements:

	Allocated Fair Value	Weighted Average Remaining Useful Life of Intangibles
	(In thousands)	(In years)

Land	$13,899
Buildings and improvements	22,506
Above market leases	660	5.9
Lease origination costs	4,269	16.4
Other assets	1,015
Below market leases	(2,939)	37.0
Total purchase price allocated	$39,410

Dispositions

The following table provides a summary of our disposition activity for the nine months ended September 30, 2011 and 2010:

Date Sold	Property Name	Property Location	Center GLA / Outparcel Acreage	Gross Sales Price	Gain (Loss) on Sale
				(In thousands)

07/11/11	Sunshine Plaza Shopping Center	Tamarac, Florida	237,026	$15,000	$(33)
04/29/11	Lantana Shopping Center	Lantana, Florida	123,014	16,942	6,210
		Total 2011 income producing dispositions		$31,942	$6,177

06/29/11	Southbay Shopping Center - outparcel	Osprey, Florida	1.31	$2,625	$2,255
03/02/11	River City Shopping Center - outparcel	Jacksonville, Florida	0.95	678	80
01/21/11	River City Shopping Center - outparcel	Jacksonville, Florida	1.02	663	106
		Total 2011 land / outparcel dispositions		$3,966	$2,441

05/12/10	Ridgeview Crossing Shopping Center	Elkin, North Carolina	211,524	$900	$(2,050)
		Total 2010 income producing dispositions		$900	$(2,050)

09/30/10	Promenade at Pleasant Hill - outparcel	Duluth, Georgia	2.55	$1,900	$1,608
09/23/10	Ramco Hartland - outparcel	Hartland, Michigan	0.93	435	25
06/30/10	River City Shopping Center - outparcel	Jacksonville, Florida	1.29	1,069	499
		Total 2010 land / outparcel dispositions		$3,404	$2,132

As of September 30, 2011, we did not have any income producing properties held for sale.  The following table provides a summary of selected operating results for those properties sold during the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)
Revenue	$104	$932	$1,896	$3,363
Expenses:
Recoverable operating expenses	66	377	663	1,232
Other non-recoverable property operating expenses	(23)	66	215	173
Depreciation and amortization	0	227	386	736
Interest expense	0	328	154	990
Operating income (loss) of properties sold	61	(66)	478	232
Gain (loss) on sale of properties	(33)	-	6,177	(2,050)
Income (loss) from discontinued operations	$28	$(66)	$6,655	$(1,818)

5.    Equity Investments in Unconsolidated Joint Ventures

The combined condensed financial information for our unconsolidated joint ventures is summarized as follows (unaudited):

	September 30,	December 31,
Balance Sheets	2011	2010
	(In thousands)
ASSETS
Net real estate	$887,491	$902,289
Other assets	66,018	62,596
Total Assets	$953,509	$964,885
LIABILITIES AND OWNERS' EQUITY
Mortgage notes payable	$398,326	$437,757
Other liabilities	17,786	15,329
Owners' equity	537,397	511,799
Total Liabilities and Owners' Equity	$953,509	$964,885

RPT's equity investments in unconsolidated joint ventures	$111,940	$105,189

	Three Months Ended				Nine Months Ended
Statements of Operations	September 30,				September 30,
	2011		2010		2011		2010
	(In thousands)
Total Revenue	$21,966		$22,924		$67,156		$71,204
Total Expenses	18,877		20,900		58,919		66,423
	3,089		2,024		8,237		4,781
Impairment of long-lived assets	-		(9,102)	(1)	(125)	(2)	(9,102)	(1)
Gain on sale of shopping center	6,796	(3)	-		6,796	(3)	-
Net income	$9,885		$(7,078)		$14,908		$(4,321)
Company's share of earnings from
unconsolidated joint ventures	$3,703		$(1,362)		$5,336		$(662)

(1)
The impairment of long-lived assets relates to the Merchants' Square shopping center and was based on the joint venture's assessment of fair value.  Our share of the impairment, which represents the entire equity investment in the shopping center, was $1.8 million for the three and nine months ended September 30, 2010.

(2)	The Ramco/West Acres LLC joint venture recorded a $0.1 million impairment of long-lived assets in the first quarter of 2011.
(3)
The Ramco/Shenandoah LLC joint venture sold its only shopping center in August of 2011 resulting in a gain of $6.8 million for the three and nine months ended September 30, 2011.  Our proportionate share of the gain was $2.7 million.

In the first quarter 2010, we recorded an impairment charge of $2.7 million resulting from other-than-temporary declines in the fair market value of various equity investments in unconsolidated joint ventures.  There was no similar impairment loss recorded in the first nine months of 2011.

As of September 30, 2011, we had investments in the following unconsolidated joint ventures:

		Total Assets	Total Assets
	Ownership as of	as of	as of
Entity Name	September 30, 2011	September 30, 2011	December 31, 2010
	(In thousands)
S-12 Associates	50%	$582	$628
Ramco/West Acres LLC	40%	9,668	9,504
Ramco/Shenandoah LLC (1)	40%	1,151	14,990
Ramco/Lion Venture LP	30%	525,677	524,160
Ramco 450 Venture LLC	20%	316,087	313,596
Ramco 191 LLC	20%	23,529	24,243
Ramco HHF KL LLC	7%	50,589	51,224
Ramco HHF NP LLC	7%	26,226	26,540
		$953,509	$964,885

(1) The joint venture owned one shopping center, Shenandoah Square, which was sold to a third party in the third quarter of 2011.  The total assets of the joint venture of $1.2 miilion at September 30, 2011 was mostly comprised of cash.

There were no acquisitions of shopping centers in the nine months ended September 30, 2011 and 2010 by any of our unconsolidated joint ventures.

In August 2011, a joint venture in which we have a 40% ownership interest sold its sole property, the Shenandoah Square shopping center located in Davie Florida, to a third party for $22.0 million. The sale generated a net gain of approximately $6.8 million.  As a result of the sale, we also earned promote income of $0.1 million, which is included in earnings from unconsolidated joint ventures in the condensed consolidated statements of operations for the three and nine months ended September 30, 2011.

Debt

Our unconsolidated joint ventures had the following debt outstanding at September 30, 2011 (unaudited):

	Balance	Interest
Entity Name	Outstanding	Rate	Maturity Date
	(In thousands)
Ramco/West Acres LLC (1)	$8,401	13.1%
Ramco 191 LLC (2)	8,313	1.7%	June 2012
Ramco/Lion Venture LP (3)	209,064	5.0% - 8.2%	Various
Ramco 450 Venture LLC (4)	171,349	5.3% - 6.0%	Various
S-12 Associates (5)	625	5.6%	May 2016
	$397,752
Unamortized premium	574
Total mortgage debt	$398,326

(1)	Default interest rate (reflected above), effective July 1, 2010. Original maturity was April 2030. Lender accelerated the maturity of the note in February 2011. See below for addition information.
(2)	Interest rate is variable based on LIBOR plus 1.45%.
(3)	Interest rates range from 5.0% to 8.2% with maturities ranging from October 2012 to June 2020.
(4)	Interest rates range from 5.3% to 6.0% with maturities ranging from January 2013 to January 2017.
(5)	Interest rate resets annually each June 1.

At September 30, 2011, the Ramco/West Acres LLC joint venture, in which we own a 40% interest, was in default on its $8.4 million non-recourse mortgage loan.  On February 10, 2011, the lender accelerated the maturity of the loan.  Accordingly, the joint venture has been in discussions with the lender to transfer the property ownership to the lender in consideration for the repayment of the loan.  The joint venture recorded an impairment loss of $0.1 million which was the extent of the joint venture’s equity balance as of March 31, 2011.  The joint venture is currently accruing interest at a default rate of 13.1%.  Based upon our 40% ownership interest in the joint venture, our share of the debt was $3.4 million at September 30, 2011.

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

The following table provides information for our fees earned which are reported in our consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)
Management fees	$647	$702	$1,970	$2,126
Leasing fees	458	287	743	707
Construction fees	106	44	204	205
Other fees	66	29	66	29
Total	$1,277	$1,062	$2,983	$3,067

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

The total project, including the portion we purchased, is comprised of land held for development or sale and construction in progress of approximately $31.6 million at September 30, 2011.

 7.   Other Assets, Net

Other assets consisted of the following:

	September 30,	December 31,
	2011	2010
	(In thousands)
Deferred leasing costs, net	$14,202	$14,575
Deferred financing costs, net	5,928	6,703
Lease intangible assets, net	10,671	7,969
Prepaid expenses and other deferred expenses, net	2,803	2,672
Straight-line rent receivable, net	17,349	17,864
Other, net	5,778	8,242
Other assets, net	$56,731	$58,025

Total accumulated amortization of other assets was $46.0 million and $42.0 million at September 30, 2011 and December 31, 2010, respectively.

Other assets included $17.3 million and $17.9 million of unbilled straight-line rent receivables, net of an allowance of $0.8 million and $0.7 million at September 30, 2011 and December 31, 2010, respectively.

Included in accounts payable and accrued expenses at September 30, 2011 and December 31, 2010 were intangible liabilities related to below market leases of $6.4 million and $3.5 million, respectively.

 8.  Mortgages and Notes Payable

The following table summarizes our mortgages and notes payable as of September 30, 2011 and December 31, 2010:

	September 30,	December 31,
Mortgages and Notes Payable	2011	2010
	(In thousands)
Fixed rate mortgages(1)	$336,245	$341,341
Variable rate mortgages	-	22,478
Unsecured/secured revolving credit facility	-	119,750
Unsecured/secured term loan facilities	135,000	30,000
Secured bridge loan	-	30,000
Junior subordinated notes, 7.9%, unsecured (2)	28,125	28,125
	$499,370	$571,694

(1)
Included in fixed rate mortgages at September 30, 2011 is $9.1 million note related to Madison Center.
We conveyed title to and our interest in the property to the lender in exchange for release from the debt obligation subsequent to quarter end on October 19, 2011.

(2)	Fixed interest rate until January 2013, and then at LIBOR plus 3.30%.

Our fixed rate mortgages have interest rates ranging from 5.1% to 7.6%, and are due at various maturity dates from August 2012 through April 2020.  Included in fixed rate mortgages at September 30, 2011 and December 31, 2010 were unamortized premium balances related to the fair market value of debt of $0.1 million.  The fixed rate mortgage notes are secured by mortgages on properties that have an approximate net book value of $319.3 million as of September 30, 2011.

On September 30, 2011, we closed on a new seven-year $60.0 million unsecured term loan.  The new loan is due in 2018 and bears a LIBOR interest rate of 2.25%.  Also during the quarter, we entered into several interest rate swap agreements whereby we swapped one-month LIBOR to an average fixed rate of 1.95%.  At the loan’s current spread over LIBOR of 2.25%, the interest rate on the new loan is 4.20%.  The loan also includes an accordion feature allowing up to $150.0 million in total borrowings, subject to lenders' approval. Proceeds from the loan were used to pay off approximately $22.2 million of mortgage loans due in 2011 and 2012 and the outstanding balance of $33.0 million under our $175.0 million unsecured revolving line of credit as well as for general corporate purposes.

On April 29, 2011, we closed on a new $250.0 million unsecured bank facility (the “Credit Facility”) comprised of a $175.0 million revolving line of credit and a $75.0 million term loan.  The Credit Facility replaces our prior secured line and secured term loan.  The new revolving line of credit and term loan are due in April 2014 and April 2015, respectively.  Subject to customary conditions, both the revolving line and the term loan can be extended for one year at our option.   Borrowings under the facility are priced at LIBOR plus 200 to 275 basis points depending on our leverage ratio.  It is anticipated that funds borrowed under the aforementioned Credit Facility will be used for general corporate purposes, including working capital, capital expenditures, repayment of indebtedness or other corporate activities.  As of September 30, 2011, the entire outstanding balance of the revolving line of credit had been repaid.

In connection with closing the new $250.0 million Credit Facility, we recorded a one-time write-off of unamortized deferred financing costs related to the prior secured revolving line of credit and term loan of approximately $2.0 million.  This amount is included in loss on early extinguishment of debt on our condensed consolidated statements of operations.  The remaining $1.5 million in unamortized deferred financing costs related to the prior credit facility will be amortized over the term of the new facility.

To reduce the impact of changes in interest rates on our floating rate debt, we entered into interest rate swap agreements with an aggregate notional amount of $135.0 million as of September 30, 2011.  Based on LIBOR interest rates in effect at September 30, 2011, the agreements provided for fixed rates ranging from 3.5% to 4.3% on our $75.0 million unsecured term loan facility and new $60.0 million seven-year unsecured term loan.  The interest rate swaps had expirations ranging from April 2016 to October 2018.

At September 30, 2011, outstanding letters of credit issued under the Credit Facility, not reflected in the accompanying condensed consolidated balance sheets, were $0.3 million.  These letters of credit reduce the availability under the Credit Facility.

The Credit Facility contains financial covenants relating to total leverage, fixed charge coverage ratio, tangible net worth and various other calculations.  As of September 30, 2011, we were in compliance with these covenants.

In July 2011, we repaid a land loan in the amount of $2.2 million related to land held for development in Jacksonville, Florida.  The land loan bore interest at a fixed rate of 6.0%.

In May 2011, we repaid one wholly-owned property mortgage in the amount of $14.3 million.  The mortgage bore interest at a fixed rate of 7.6%.

A $9.1 million non-recourse mortgage note that is secured by our wholly-owned Madison Center property located in Madison Heights, Michigan, was due May 1, 2011.  The note entered default status in May when we did not repay the note at maturity.  Subsequent to quarter end, on October 19, 2011 we conveyed title to and our interest in the Madison Center property to the lender and were released of our obligation.

In March 2011, the $30.0 million secured term loan facility was repaid in full from borrowings under our secured Credit Facility. Additionally, in April 2011, we used net proceeds from our cumulative convertible perpetual preferred share offering to repay our $30.0 million secured bridge loan and reduce borrowings on our Credit Facility.

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

The following table presents scheduled principal payments on mortgages and notes payable as of September 30, 2011:

Year Ending December 31,

2011 (October 1 - December 31)	$10,363	(1)
2012	15,632
2013	25,843
2014	33,670
2015	151,967	(2)
Thereafter	261,840
Subtotal Mortgage Debt	$499,315
Unamortized premium	55
Total mortgage debt (including unamortized premium)	$499,370

(1)
Scheduled maturities include $9.1 million note related to Madison Center. We conveyed title to and our interest in the property to the lender in exchange for release from the debt obligation subsequent to quarter end on October 19, 2011.

(2)	Scheduled maturities include $75.0 million of unsecured term loan that includes a one-year extension option through April 2016.

With respect to the various mortgages due in 2012, it is our intent to refinance or repay these mortgages and notes payable.  However, there can be no assurance that we will be able to refinance our debt on commercially reasonable or any other terms.

9.   Other Liabilities

Other liabilities were $2.5 million and $3.5 million at September 30, 2011 and December 31, 2010, respectively.  In December 2010, we acquired The Shoppes at Fox River in Waukesha, Wisconsin.  As part of the transaction, we recorded a $1.8 million deferred liability related to the fair value of an earn-out provision if certain spaces that were vacant at acquisition were to become leased in the future.  In 2011, several of the vacant spaces included in the earn-out provision were leased, reducing the $1.8 million deferred liability by $1.1 million, to $0.7 million remaining at September 30, 2011.

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

Derivative Assets and Liabilities

All of our derivative instruments are interest rate swaps for which quoted market prices are not readily available.  For those derivatives, we measure fair value on a recurring basis using valuation models that use primarily market observable inputs, such as yield curves.  We classify derivative instruments as Level 2.  Refer to Note 11 for additional information on our derivative financial instruments.

The table below presents the recorded amount of liabilities measured at fair value on a recurring basis as of September 30, 2011.  We did not have any material assets that were required to be measured at fair value on a recurring basis at September 30, 2011.

	Total
	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Liabilities
Derivative liabilities (1)	$(2,023)	$-	$(2,023)	$-

(1) Interest rate swaps.

The carrying values of cash and cash equivalents, restricted cash, receivables and accounts payable and accrued liabilities are reasonable estimates of their fair values because of the short maturity of these financial instruments.

We estimated the fair value of our debt based on our incremental borrowing rates for similar types of borrowing arrangements with the same remaining maturity and on the discounted estimated future cash payments to be made for other debt. The discount rates used approximate current lending rates for loans or groups of loans with similar maturities and credit quality, assumes the debt is outstanding through maturity and considers the debt's collateral (if applicable), Since such amounts are estimates that are based on limited available market information for similar transactions, there can be no assurance that the disclosed value of any financial instrument could be realized by immediate settlement of the instrument. Fixed rate debt with carrying values of $336.2 million and $341.3 million as of September 30, 2011 and December 30, 2010, respectively, has fair values of approximately $318.0 million and $361.2 million, respectively. Variable rate debt's fair value is estimated to be the carrying values of $163.1 million and $230.4 million as of September 30, 2011 and December 31, 2010, respectively.

The following is a description of valuation methodologies used for our assets and liabilities recorded at fair value on a nonrecurring basis:

Net Real Estate

Our net investment in real estate, including any identifiable intangible assets, is subject to impairment testing on a nonrecurring basis.  To estimate fair value, we use discounted cash flow models that include assumptions of the discount rates that market participants would use in pricing the asset. To the extent impairment has occurred, we charge to expense the excess of the carrying value of the property over its estimated fair value.  We classify impaired real estate assets as nonrecurring Level 3.  As of September 30, 2011, we did not have any material real estate required to be measured at fair value on a recurring basis.

Equity Investments in Unconsolidated Joint Ventures

Our equity investments in unconsolidated joint ventures are subject to impairment testing on a nonrecurring basis if a decline in the fair value of the investment below the carrying amount is determined to be a decline that is other-than-temporary.  To estimate the fair value of properties held by unconsolidated entities, we use cash flow models, discount rates, and capitalization rates based upon assumptions of the rates that market participants would use in pricing the asset.  To the extent other-than-temporary impairment has occurred, we charge to expense the excess of the carrying value of the equity investment over its estimated fair value.  We classify other-than-temporarily impaired equity investments in unconsolidated entities as nonrecurring Level 3.  We did not have any material equity investments in unconsolidated joint ventures that were required to be measured at fair value on a recurring basis at September 30, 2011.

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

At September 30, 2011, we had four interest rate swap agreements with an aggregate notional amount of $135.0 million that were designated as cash flow hedges.  The agreements provided for swapping one month LIBOR interest rates ranging from 1.2% to 2.0% on our $75.0 million unsecured term loan facility and new $60.0 million seven-year unsecured term loan.  The interest rate swaps have expirations ranging from April 2016 to October 2018.

The following table summarizes the notional values and fair values of our derivative financial instruments as of September 30, 2011:

	Hedge	Notional	Swap	Fair	Expiration
Underlying Debt	Type	Value	Rate	Value	Date
(In thousands)
Unsecured term loan facility	Cash Flow	$75,000	1.2175%	$(615)	04/2016
Unsecured term loan facility	Cash Flow	30,000	2.0480%	(921)	10/2018
Unsecured term loan facility	Cash Flow	25,000	1.8500%	(405)	10/2018
Unsecured term loan facility	Cash Flow	5,000	1.8400%	(82)	10/2018
		$135,000		$(2,023)

The following table presents the fair values of derivative financial instruments in our condensed consolidated balance sheets as of September 30, 2011 and December 31, 2010, respectively:

	Liability Derivatives
	September 30, 2011		December 31, 2010
Derivatives Designated	Balance Sheet	Fair	Balance Sheet	Fair
as Hedging Instruments	Location	Value	Location	Value
	(In thousands)
Interest rate contracts	Accounts payable and		Accounts payable and
	accrued expenses	$(2,023)	accrued expenses	$-

Total		$(2,023)		$-

The effect of derivative financial instruments on our condensed consolidated statements of operations for the nine months ended September 30, 2011 and 2010 is summarized as follows:

			Location of	Amount of Gain (Loss)
	Amount of Gain (Loss)		Gain (Loss)	Reclassified from
	Recognized in OCI on Derivative		Reclassified from	Accumulated OCI into
Derivatives in	(Effective Portion)		Accumulated OCI	Income (Effective Portion)
Cash Flow Hedging	Nine Months Ended September 30,		into Income	Nine Months Ended September 30,
Relationship	2011	2010	(Effective Portion)	2011	2010
	(In thousands)			(In thousands)
Interest rate contracts	$(2,023)	$1,913	Interest Expense	$(111)	$(2,181)

Total	$(2,023)	$1,913		$(111)	$(2,181)

12.   Earnings Per Common Share

The following table sets forth the computation of basic earnings per share (“EPS”):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands, except per share data)

Income (loss) from continuing operations	$5,774	$(29,376)	4,423	(30,779)
Net (income) loss from continuing operations attributable to noncontrolling interest	(388)	2,696	(316)	4,002
Preferred share dividends	(1,813)	-	(3,432)	-
Allocation of continuing (income) loss to restricted share awards	(35)	248	7	257
Income (loss) from continuing operations attributable to common shareholders	$3,538	$(26,432)	682	(26,520)
Income (loss) from discontinued operations	28	(66)	6,655	(1,818)
Net (income) loss from discontinued operations attributable to noncontrolling interest	(2)	5	(423)	129
Allocation of discontinued (income) loss to restricted share awards	-	-	(58)	14
Income (loss) from discontinued operations attributable to common shareholders	26	(61)	6,174	(1,675)
Net income (loss) available to common shareholders	$3,564	$(26,493)	6,856	(28,195)

Weighted average shares outstanding — basic	38,596	38,020	38,351	34,497
Basic earnings per share attributable to the common shareholders
Income (loss) from continuing operations	$0.09	$(0.70)	$0.02	$(0.77)
Income (loss) from discontinued operations	-	-	0.16	(0.06)
Net income (loss)	$0.09	$(0.70)	$0.18	$(0.83)

The following table sets forth the computation of diluted EPS:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands, except per share date)

Income (loss) from continuing operations	$5,774	$(29,376)	4,423	(30.779)
Net (Income) loss from continuing operations attributable to noncontrolling interest	(388)	2,696	(316)	4,002
Income (loss) from continuing operations attributable to RPT	5,386	(26,680)	4,107	(26,777)
Prefered share dividends	(1,813)	-	(3,432)	-
Allocation of (income) less to restricted share awards	(35)	248	7	256
Allocation of continuing loss to restricted share awards	-	(7)	(11)	(10)
lncome (loss) from continuing operatìons attributable to common shareholders	$3.538	$(26,439)	$671	$(26,531)
Income (loss) from discontinued operations	28	(66)	6,655	(1,818)
Net (income) loss from discontinued operations attributable to noncontrolling interest	(2)	5	(423)	129
Allocation of discontinued income (loss) to restricted share awards	-	-	(4)	1
Income (loss) from discontinued operations attributable to common shareholders	26	(61)	6,228	(1,688)
Net Income (loss) available to common shareholders	$3,564	$(26.500)	6,899	(28,219)

Weighted average shares outstanding - basic	38,596	38,020	38,351	34,497
Dilutive effect of securities (1)	143	-	162	-
Weighted average shares - diluted	38,739	38,020	38,513	34,497

Diluted earnings per share attributable to common shareholders:
Income (loss) from continuing operations	$0.09	$(0,70)	$0,02	$(0.77)
Income (loss) from discontinued operations	-	-	0.16	(0.06)
Net income (loss)	$0.09	$(0.70)	$0.18	$(0.83)

(1)	None of the Series D convertible preferred shares were included in the calculation of diluted earnings per share for the three and nine months ended September 30. 2011 they were antidilutive.

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

Additionally, during the nine months ended September 30, 2011, we issued 683,000 common shares through a controlled equity offering generating $8.8 million in net proceeds.

14.  Share-based Compensation Plans

As of September 30, 2011, we have two share-based compensation plans in effect;  1) The 2009 Omnibus Long-Term Incentive Plan (“LTIP”) under which our compensation committee may grant, subject to the Company’s performance conditions as specified by the compensation committee, restricted shares, restricted share units, options and other awards to trustees, officers and other key employees.  The LTIP allows us to issue up to 0.9 million shares of our common stock or stock options, of which 0.3 million remain available for issuance; and 2) the 2008 Restricted Share Plan for Non-Employee Trustees (the “Trustees’ Plan”) which provides for granting up to 160,000 restricted shares awards to non-employee trustees of the Company, of which 114,000 shares remain available for issuance.

For the nine months ended September 30, 2011 and 2010, we recognized total share-based compensation expense of $1.4 million and $0.8 million (net of a $0.5 million adjustment for performance shares not issued), respectively.  Of these amounts, approximately $39 thousand and $59 thousand, respectively, related to options.   For the nine months ended September 30, 2011 and 2010, we recognized expense related to restricted share grants of approximately $1.4 million and $0.7 million (net of $0.5 million adjustment for performance shares not issued), respectively.

During the nine months ended September 30, 2011, we granted 111,886 shares of service-based restricted stock that vest over five years and the expense is recognized on a graded vesting basis.  Additionally, we granted 28,273 shares to non-employee trustees that vest over one year.  Also during the nine months ended September 30, 2011, we granted 102,686 of performance-based awards that are earned subject to a future performance measurement based on a three-year total shareholder return peer comparison (“TSR Grant”).  Once the performance criterion is met and the actual number of shares earned is determined, certain shares will vest immediately while others will vest over an additional service period.  We determine the grant date fair value of TSR Grants based upon a Monte Carlo Simulation model and will recognize the compensation expense ratably over the requisite service period.

As of September 30, 2011, we had $3.6 million of total unrecognized compensation expense related to unvested restricted shares and options granted under our plans. This expense is expected to be recognized over a weighted-average period of 4.5 years.

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

In May 2011, the State of Michigan signed bills into law that replaced the Michigan Business Tax (“MBT”) with a six percent Corporate Income Tax that will be effective beginning January 1, 2012.  The repeal of the MBT resulted in the de-recognition of the related deferred tax assets and liabilities.  Therefore, we recorded additional income tax expense of approximately $0.8 million in the nine months ended September 30, 2011 as a result of this tax law change.  These amounts are included in income tax provision (benefit) on the condensed consolidated statements of operations.

As of September 30, 2011, we had a federal and state deferred tax asset and liability of $0.2 million and $0, respectively, net of valuation allowances.  We believe that it is more likely than not that the results of future operations will generate sufficient taxable income to recognize the net deferred tax assets. These future operations are primarily dependent upon the profitability of our TRSs, the timing and amounts of gains on land sales, and other factors affecting the results of operations of the TRSs.  The valuation allowances relate to net operating loss carryforwards and tax basis differences where there is uncertainty regarding their realizability.

During the three months ended September 30, 2011 and 2010, we recorded an income tax (provision) benefit of approximately ($0.1) million for both periods.  For the nine months ended September 30, 2011 and 2010, the income tax (provision) benefit was approximately ($1.0) million and $0.3 million, respectively.

16. Commitments and Contingencies

Construction Costs

In connection with the development and expansion of various shopping centers as of September 30, 2011, we had entered into agreements for construction costs of approximately $4.5 million.

Deferred Liabilities

At September 30, 2011, we had certain deferred liability arrangements totaling $2.5 million.  See Note 9 for further information.

Litigation

We are currently involved in certain litigation arising in the ordinary course of business.

Leases

We have an operating lease for our corporate office space in Michigan for a term expiring in 2014. We also have operating leases for office space in Florida and land at one of our shopping centers.  Total amounts expensed relating to these leases were $1.1 million and $1.2 million for the nine months ended September 30, 2011 and 2010, respectively.

17. Subsequent Events

We have evaluated subsequent events through the date that the condensed consolidated financial statements were issued.

On October 19, 2011 we conveyed titled to and our interest in the Madison Center property to the lender and were released of our $9.1 million mortgage note obligation.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements, including the respective notes thereto, which are included in this Form 10-Q.

Overview

We are a fully integrated, self-administered, publicly-traded REIT which owns, develops, acquires, manages and leases community shopping centers in the Eastern and Midwestern regions of the United States.  At September 30, 2011, we owned and managed, either directly or through our interest in real estate joint ventures, a portfolio of 84 shopping centers and one office building, with 15.3 million of GLA owned directly by us and our real estate joint ventures. We also owned interests in four parcels of land held for development or sale and four parcels of land adjacent to certain of our existing developed properties.  Our land is located in Florida, Georgia, Michigan, Tennessee and Virginia.  Our core portfolio, which includes joint venture properties was 92.8% leased at September 30, 2011.  Including properties slated for redevelopment, our overall portfolio was 90.9% leased.

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

Although the current retail real estate environment remains challenging, we have been able to execute upon our strategy by continuing to de-leverage our balance sheet and recycle capital through strategic acquisitions and dispositions of our shopping center portfolio.  We accomplished the following activity during the three months ended September 30, 2011:

Significant Transactions

Activity generated in the third quarter of 2011:

•
Closed on new seven-year $60.0 million unsecured term loan that is due in October 2018.  Proceeds from the new term loan were used to pay off approximately $22.2 million of mortgage loans due in 2011 and 2012 and the outstanding balance under our $175.0 million unsecured revolving line of credit;

•	Sold a shopping center located in Tamarac, Florida for $15.0 million resulting in a nominal loss while generating approximately $14.3 million in net cash proceeds;
•
Sold a shopping center located in Davie, Florida that was part of a joint venture in which we have a 40% ownership interest.  Our proportionate share of the gain on sale was $2.7 million, and the sale generated approximately $3.6 million in net cash proceeds; and

•	Repaid a $2.2 million land loan related to land held for development in Jacksonville, Florida.

Activity during the first half of 2011:

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

•	Acquired Heritage Place, a 269,254 square foot grocery-anchored shopping center located in suburban St. Louis, Missouri for $39.4 million;
•	Sold a shopping center located in Lantana, Florida and an outparcel located in Osprey, Florida for an aggregate $19.6 million, generating a combined net gain of $8.5 million;
•	Repaid one wholly-owned property mortgage totaling $14.3 million and one mortgage for a joint venture property for which our proportionate share was $3.7 million;
•	Closed on a new $24.7 million CMBS loan secured by our Jackson Crossing shopping center in Jackson, Michigan;
•	Repaid our $30.0 million secured term loan early using proceeds from the transaction listed above;
•	Issued 650,000 common shares through a controlled equity offering generating $8.4 million in net proceeds; and
•	Sold two land outparcels located in Jacksonville, Florida for aggregate net sales proceeds of $1.2 million generating a combined net gain of $0.2 million.

Leasing Activity

For the combined portfolio, including wholly-owned and joint venture properties activity generated in the third quarter of 2011:

•	Executed 43 new leases comprised of 221,581 square feet of which 35 new leases had comparable average rental rate of $15.13 per square foot, or 2.3% decrease over the average expiring rate; and
•	Executed 48 renewal leases totaling 213,511 square feet with an average rental rate of $13.78 per square foot, a 3.1% increase over the average expiring rate.

Activity during the first half of 2011:

•	Executed 66 new leases comprised of 496,351 square feet that included 54 new leases with comparable average rental rate of $10.67 per square foot, an 16.2% decrease over the average expiring rate; and
•	Executed 124 renewal leases totaling 602,840 square feet with an average rental rate of $12.48 per square foot, a 1.5% increase over the average expiring rate.

Redevelopment Activity

During the third quarter of 2011, we continued a redevelopment project at the Shops on Lane Avenue in Columbus, Ohio.  The project is owned by a joint venture in which we own a 20% interest and includes the construction of a Whole Foods Market in a new 35,000 square foot space.  The total projected cost of the project is approximately $6.5 million, of which $1.3 million is our proportionate share.  The project is expected to stabilize in the second half of 2012.

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

Land Held for Development or Sale

At September 30, 2011, we had four projects under pre-development and various smaller parcels of land held for development or sale.  The following table summarizes the cost as of September 30, 2011:

Property Name	City, State	Cost to Date as of 9/30/11
		(In millions)
Hartland Towne Square (1)	Hartland Twp., MI	$31.6
The Town Center at Aquia	Stafford Co., VA	18.8
Gateway Commons	Lakeland, FL	21.7
Parkway Shops	Jacksonville, FL	14.2
Other	Various	7.3
		$93.6

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

Critical Accounting Policies and Estimates

Our 2010 Annual Report on Form 10-K contains a description of our critical accounting policies, including initial adoption of accounting policies, revenue recognition and accounts receivable, real estate investment, off balance sheet arrangements, fair value measurements and deferred charges.  For the nine months ended September 30, 2011, there were no material changes to these policies.

Comparison of three months ended September 30, 2011 to 2010

The following summarizes certain line items from our unaudited condensed statements of operations which we believe are important in understanding our operations and/or those items which have significantly changed in the three months ended September 30, 2011 as compared to the same period in 2010:

	Three Months Ended
	September 30,
	2011	2010	Change
	(In thousands)
Total revenue	$32,017	$27,361	$4,656
Recoverable property operating expense	7,793	6,966	827
Other non-recoverable operating expense	1,003	743	260
Depreciation and amortization	8,817	7,319	1,498
General and administrative expense	5,346	4,512	834
Other income (expense)	192	(388)	580
Gain on sale of real estate	45	1,633	(1,588)
Earnings (loss) from unconsolidated joint ventures	3,703	(1,362)	5,065
Interest expense	(6,740)	(7,657)	917
Amortization of deferred financing fees	(389)	(596)	207
Provision for impairment	-	(28,787)	28,787
Income tax (provision) benefit	(95)	(40)	(55)
Income (loss) from discontinued operations	28	(66)	94
Net (income) loss attributable to noncontrolling interest	(389)	2,701	(3,090)
Net income (loss) attributable to RPT	5,413	(26,741)	32,154
Preferred share dividends	(1,813)	-	(1,813)
Net income (loss) attributable to common shareholders	$3,600	$(26,741)	$30,341

Total revenue increased $4.6 million, or 17.0%, to $32.0 million for the three months ended September 30, 2011 from $27.4 million in 2010, primarily due to increases in minimum rent of $2.0 million and recoveries from tenants of $1.0 primarily related to our acquisitions in 2011 and the second half of 2010.  In addition, other property income increased $1.3 million due to a lease termination fee earned in the third quarter of 2011.  Management and other fee income increased $0.4 million mostly due to higher construction fee income in 2011.

Recoverable property operating expense increased $0.8 million, or 11.9%, to $7.8 million in 2011 from $7.0 million in 2010. The increase was primarily related to our acquisitions in 2011 and the second half of 2010.

Other non-recoverable operating expense increased $0.3 million, or 35.0%, to $1.0 million in 2011 from $0.7 million in 2010. The increase was primarily related to our acquisitions.

Depreciation and amortization expense increased $1.5 million or 20.5%, to $8.8 million in 2011 from $7.3 million in 2010. The increase was primarily due to our acquisitions in 2011 and the second half of 2010.

General and administrative expenses increased $0.8 million, or 18.5%, to $5.3 million in 2011 from $4.5 million in 2010. The increase in 2011 was due primarily to an increase in severance expense of $0.7 million from the September 2011 reduction in force and other severance-related costs.

Other expense decreased $0.6 million, to income of $0.2 million in 2011 from expense of $0.4 million in 2010. The decrease was primarily related to $0.5 million easement fee earned in 2011 at one of our development projects located in Jacksonville, Florida and lower real estate tax expense in 2011 on development projects that were placed on hold in 2010.

Gain on sale of real estate decreased $1.6 million in 2011. The decrease was attributable to the sale of an outparcel in Duluth, Georgia in 2010 that generated a net gain of $1.6 million.

Earnings from unconsolidated joint ventures increased $5.0 million to $3.7 million in 2011 from a loss of $1.3 million in 2010.  The increase in earnings was primarily the result of the third quarter 2011 gain on the sale of the Shenandoah Square shopping center, which was owned by a joint venture in which we have a 40% ownership interest.  Our proportionate share of the gain on sale was $2.7 million.  Additionally, 2010 included $1.8 million of our share of an impairment of a joint venture property.

Interest expense decreased $0.9 million, or 12.0%, to $6.7 million in 2011 from $7.6 million in 2010 due primarily to the payoff of several mortgages and a lower revolving line of credit balance.

Amortization of deferred financing fees decreased $0.2 million to $0.4 million in 2011 from $0.6 million in 2010.

In the third quarter of 2010, a non-cash provision for impairment was recorded related to the marketing of certain undeveloped land parcels for sale with no similar charge in 2011.

The income tax provision was $0.1 million in the third quarter of 2011 as compared to a provision of $45 thousand in 2010.

Income from discontinued operations was $28 thousand in 2011 compared to a loss from discontinued operations of $0.1 million.  In the third quarter of 2011, we sold the Sunshine Plaza shopping center located in Tamarac, Florida at a nominal loss.

Net income attributable to noncontrolling interest increased $3.1 million primarily due to the acquisition of our partner’s 80% interest in the Ramco RM Hartland SC LLC joint venture in the first quarter 2011 and higher net income in 2011.

In the third quarter of 2011, we declared dividends of $1.8 million to preferred shareholders resulting from the April 2011 preferred equity offering.

Comparison of nine months ended September 30, 2011 to 2010

The following summarizes certain line items from our unaudited condensed statements of operations which we believe are important in understanding our operations and/or those items which have significantly changed in the nine months ended September 30, 2011 as compared to the same period in 2010:

	Nine Months Ended
	September 30,
	2011	2010	Change
	(In thousands)
Total revenue	$92,444	$85,891	$6,553
Recoverable property operating expense	24,344	22,565	1,779
Other non-recoverable operating expense	2,476	2,582	(106)
Depreciation and amortization	27,207	22,165	5,042
General and administrative expense	15,268	13,462	1,806
Other income (expense)	(219)	(1,021)	802
Gain on sale of real estate	2,441	2,132	309
Earnings (loss) from unconsolidated joint ventures	5,336	(662)	5,998
Interest expense	(21,838)	(23,405)	1,567
Amortization of deferred financing fees	(1,493)	(1,812)	319
Provision for impairment	-	(28,787)	28,787
Impairment charge on unconsolidated joint ventures	-	(2,653)	2,653
Loss on early extinguishment of debt	(1,968)	-	(1,968)
Income tax (provision) benefit	(985)	312	(1,297)
Income (loss) from discontinued operations	6,655	(1,818)	8,473
Net (income) loss attributable to noncontrolling interest	(739)	4,131	(4,870)
Net income (loss) attributable to RPT	10,339	(28,466)	38,805
Preferred share dividends	(3,432)	-	(3,432)
Net income (loss) available to common shareholders	$6,907	$(28,466)	$35,373

Total revenue increased $6.5 million, or 7.6%, to $92.4 million for the nine months ended September 30, 2011 from $85.9 million in 2010, primarily due to increases in minimum rent of $4.3 million and recoveries from tenants of $1.2 million primarily related to our acquisitions in 2011 and 2010.  In addition, other property income increased $1.2 million due to a lease termination fee earned in the third quarter of 2011.

Recoverable property operating expense increased $1.8 million, or 7.9%, to $24.3 million in 2011 from $22.5 million in 2010. The increase was primarily related to our acquisitions in 2011 and 2010.

Other non-recoverable operating expense decreased $0.1 million, or 4.1%, to $2.5 million in 2011 from $2.6 million in 2010. The decrease was primarily due to lower bad debt expense, partially offset by our acquisitions in 2010 and 2011.

Depreciation and amortization expense increased $5.0 million or 22.7%, to $27.2 million in 2011 from $22.2 million. The increase was primarily due to our acquisitions in 2011 and 2010.

General and administrative expenses increased $1.8 million, or 13.4%, to $15.3 million in 2011 from $13.5 million in 2010. The increase in 2011 was primarily related to the following:

•
an increase of $2.1 million in net compensation expense due primarily to higher severance expense, annual pay increases in 2011, lower capitalization of development and leasing salary and related costs in 2011, and a $0.5 million adjustment to long-term incentive expense in 2010 for not meeting performance measures; partially offset by

•	a decrease in legal fees of approximately $0.3 million related to our defense against a lawsuit with a subcontractor in 2010.

Other expense decreased $0.8 million, or 78.6%, to $0.2 million in 2011 from $1.0 million in 2010. The decrease was primarily related to $0.5 million easement fee earned in 2011 at one our development projects located in Jacksonville, Florida and to lower real estate tax expense in 2011 on development projects that were placed on hold in 2010.

Gain on sale of real estate increased slightly in 2011 to $2.4 million from $2.1 million in 2010.

Earnings from unconsolidated joint ventures increased $6.0 million to $5.3 million in 2011 from a loss of $0.7 million in 2010.  The increase in earnings was primarily the result of the third quarter 2011 sale of the Shenandoah Square shopping center by a joint venture in which we have a 40% ownership interest.  Our proportionate share of the gain on sale was $2.7 million.  Additionally, 2010 included $1.8 million of our share of an impairment of a joint venture property.

Interest expense decreased $1.6 million, or 6.7%, to $21.8 million in 2011 from $23.4 million in 2010 due primarily to the payoff of several mortgages and a lower revolving line of credit balance.

Amortization of deferred financing fees decreased $0.3 million, or 17.6%, to $1.5 million in 2011 from $1.8 million in 2010.

In the third quarter of 2010, a non-cash provision for impairment was recorded related to the marketing of certain undeveloped land parcels for sale with no similar charge in 2011.

In the first quarter of 2010, the Company recorded a non-cash impairment charge of $2.7 million resulting from other–than-temporary declines in the fair market value of various equity investments in unconsolidated joint ventures.

Loss on early extinguishment of debt was $2.0 million and $0 for the nine months ended September 30, 2011 and 2010, respectively.  In the second quarter of 2011, we recorded a one-time write-off of unamortized deferred financing costs related to the prior secured revolving line of credit and term.  No similar charges were incurred in 2010.

The income tax provision was $1.0 million in 2011 as compared to a tax benefit of $0.3 million in 2010.  The increase in income tax expense was primarily due to the repeal of the Michigan Business Tax that resulted in a one-time write-off of net deferred tax assets of $0.8 million in the second quarter of 2011.  Refer to Note 15 of the notes to the condensed consolidated financial statements for further information.

Income from discontinued operations was $6.7 million in 2011 compared to a loss from discontinued operations of $1.8 million in 2010.  In 2011, we sold the Lantana Shopping Center located in Lantana, Florida and the Sunshine Plaza Shopping Center located in Tamarac, Florida for a combined net gain of $6.2 million.  In 2010, we sold the Ridgeview Crossing shopping center located in Elkin, North Carolina for a net loss of $2.1 million.

Net income attributable to noncontrolling interest increased $4.9 million primarily due to the acquisition of our partner’s 80% interest in the Ramco RM Hartland SC LLC joint venture in the first quarter 2011 and higher net income in 2011.

In the nine months ended September 30, 2011, we declared dividends of $3.4 million to preferred shareholders resulting from the April 2011 preferred equity offering.

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

At September 30, 2011, we had $21.8 million and $6.6 million in cash and cash equivalents and restricted cash, respectively.  Restricted cash was comprised primarily of funds held in escrow to pay real estate taxes, insurance premiums, and certain capital expenditures.

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

We have no debt maturities in the fourth quarter of 2011 or the first half of 2012, excluding the non-recourse mortgage loan at Madison Center, which is in default (Refer to Note 8 of the notes to the condensed consolidated financial statements).   In the third quarter of 2011, we repaid a $2.2 million land loan.  As opportunities arise and market conditions permit, we will continue to pursue the strategy of selling mature properties or non-core assets that no longer meet our investment criteria.  Our ability to obtain acceptable selling prices and satisfactory terms and financing will impact the timing of future sales.  We anticipate using net proceeds from the sale of properties to reduce outstanding debt.

Long-Term Liquidity Requirements

Our long-term liquidity needs consist primarily of funds necessary to pay indebtedness at maturity, potential acquisitions of properties, redevelopment of existing properties, the development of land held and non-recurring capital expenditures.

On September 30, 2011, we closed on a new seven-year $60.0 million unsecured term loan.  The new seven-year unsecured term loan is due in October 2018.  The loan also includes an accordion feature allowing up to $150.0 million in total borrowings, subject to lenders' approval. Proceeds from the loan were used to pay off approximately $22.2 million of mortgage loans due in 2011 and 2012 and the outstanding balance under our $175.0 million unsecured revolving line of credit as well as for general corporate purposes.

On April 29, 2011, we closed on a new $250.0 million unsecured bank facility comprised of a $175.0 million revolving line of credit and a $75.0 million term loan.  The facility replaces our prior secured line which was scheduled to mature in December 2012 and bore interest at LIBOR plus 350 basis points with a 2% LIBOR floor.  The new revolving line of credit and term loan have terms of three and four years, respectively.  Subject to customary conditions, both the revolving line and the term loan can be extended for one year at our option.   Borrowings under the facility are priced at LIBOR plus 200 to 275 basis points depending on our leverage ratio.  As of September 30, 2011, $174.7 million was available to be drawn on our unsecured revolving credit facility subject to certain covenants that may affect availability.

As a result of closing the new $60.0 million unsecured term loan in the third quarter of 2011, and both our sale of $100.0 million of convertible perpetual preferred stock and our new $250.0 million unsecured bank facility in the second quarter of 2011, we have paid off a substantial portion of our debt maturities in 2011 and 2012.  In addition, we have reduced our borrowings under our $175.0 million line of credit to zero.  We have also extended the maturity of our bank debt to 2014 and 2015, obtained an option for a further one-year extension at our option, released the mortgages that secured our prior bank facility, and added a new $60.0 million term loan that matures in 2018.  The replacement of our prior secured bank facility with our new unsecured bank facility enhances our financial flexibility by providing for additions to and removals from the pool of unencumbered properties that comprise a borrowing base, subject to certain criteria.  Our financing strategy is to maintain ample liquidity, financial strength, and financial flexibility by sourcing equity and debt capital in appropriate balance, managing our debt maturity schedule, and monitoring our exposure to interest rate risk.

For the nine months ended September 30, 2011, our cash flows were as follows compared to the same period in 2010:

	Nine Months Ended
	September 30,
	2011	2010

Cash provided from operations	$32,178	$29,116
Cash used in investing activities	(38,406)	(65,880)
Cash provided by financing activities	17,855	33,813

We generated $32.2 million in cash flows from operating activities as compared to $29.1 million in 2010.  Cash flows from operating activities were higher mainly due to higher net cash distributions received from unconsolidated joint ventures in 2011.  Investing activities used $38.4 million of cash flows as compared to $65.9 million in 2010. Cash flows used in investing activities were lower in 2011 because higher additions to real estate were offset by higher proceeds from sales of real estate in 2011 by $21.0 million.  Cash flows provided by financing activities were $17.9 million as compared to $33.8 million.  We received net proceeds of $96.6 million from the issuance of preferred shares in 2011.  In 2011, we received net proceeds from the issuance of common shares of $8.8 million as compared to $75.7 million in 2010.  Additionally, we repaid a net of $62.8 million of mortgages and notes payable in 2011 as compared to repaying a net of $22.9 million in 2010.  In 2011, we paid cash dividends to common shareholders of $18.8 million as compared to $16.3 million in 2010 due to the increase in number of common shares outstanding from equity offerings.

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

We declared a quarterly cash dividend distribution of $0.16325 per common share paid to common shareholders of record on September 20, 2011, unchanged from the dividend paid of $0.16325 per share in the comparable quarter of 2010.  Our dividend policy has not changed in that we expect to continue making distributions to shareholders of at least 90% of our REIT taxable income, excluding net capital gain, in order to maintain qualification as a REIT. On an annualized basis, our current dividend is above our estimated minimum required distribution.

Additionally, we declared a quarterly cash dividend of $0.90625 per preferred share to preferred shareholders of record on September 20, 2011.

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

	Nine Months Ended
	September 30,
	2011	2010

Cash provided by operating activities	$32,178	$29,116

Cash distributions to common shareholders	(18,831)	(16,305)
Cash distributions to preferred shareholders	(1,619)	-
Cash distributions to operating partnership unit holders	(1,447)	(1,427)
Total distributions	(21,897)	(17,732)

Surplus (deficiency)	$10,281	$11,384
Alternative sources of funding for distributions:
Net borrowings on mortgages and notes payable	n/a	n/a
Total sources of alternative funding for distributions	n/a	n/a

In the first three quarters of 2011, we issued 0.683 million common shares through a controlled equity offering generating $8.8 million in net proceeds.  Additionally, in the second quarter of 2011, we issued 2.0 million convertible cumulative perpetual preferred shares generating $96.7 million in net proceeds.

Debt

In September 2011, we used net proceeds from our new seven-year $60.0 million unsecured term loan to repay four property mortgages aggregating approximately $22.0 million and to repay the $33.0 million outstanding balance on our unsecured revolving line of credit.

In July 2011, we repaid a land loan in the amount of $2.2 million related to land held for development in Jacksonville, Florida.  The land loan bore interest at a fixed rate of 6.0%.

In May 2011, we repaid one wholly-owned property mortgage in the amount of $14.3 million.  The mortgage bore interest at a fixed rate of 7.6%.

A $9.1 million non-recourse mortgage note that is secured by our wholly-owned Madison Center property located in Madison Heights, Michigan, was due May 1, 2011.  The note entered default status in May when we did not repay the note at maturity.  Subsequent to quarter end, on October 19, 2011 we conveyed titled to and our interest in the Madison Center property to the lender and were released of our obligation.

In March 2011, the $30.0 million secured term loan facility was repaid in full from borrowings under our secured Credit Facility. Additionally, in April 2011, we used net proceeds from our cumulative convertible perpetual preferred share offering to repay our $30.0 million secured bridge loan and reduce borrowings on our Credit Facility.

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

At September 30, 2011, we had four interest rate swap agreements in effect for an aggregate notional amount of $135.0 million converting our floating rate corporate debt to fixed rate debt.  After taking into account the impact of converting our variable rate debt to fixed rate debt by use of the interest rate swap agreements, at September 30, 2011, we had no variable rate debt outstanding.

At September 30, 2011, we had $336.2 million of fixed rate mortgage loans encumbering certain consolidated properties.  Such mortgage loans are non-recourse, subject to certain exceptions for which we would be liable for any resulting losses incurred by the lender.  These exceptions vary from loan to loan but generally include fraud or a material misrepresentation, misstatement or omission by the borrower, intentional or grossly negligent conduct by the borrower that harms the property or results in a loss to the lender, filing of a bankruptcy petition by the borrower, either directly or indirectly, and certain environmental liabilities.  In addition, upon the occurrence of certain of such events, such as fraud or filing of a bankruptcy petition by the borrower, we would be liable for the entire outstanding balance of the loan, all interest accrued thereon and certain other costs, penalties and expenses.

Off Balance Sheet Debt

Real Estate Joint Ventures

We consolidate entities in which we own less than a 100% equity interest if we have a controlling interest or are the primary beneficiary in a variable interest entity, as defined in the Consolidation Topic of FASB ASC 810.  From time to time, we enter into joint venture arrangements from which we believe we can benefit by owning a partial interest in a property.

As of September 30, 2011, we had eight equity investments in unconsolidated joint venture entities in which we owned 50% or less of the total ownership interest.  Refer to Note 5 of the notes to the condensed consolidated financial statements.  We review our equity investments in unconsolidated entities for impairment on a venture-by-venture basis whenever events or changes in circumstances indicate that the carrying value of the equity investment may not be recoverable.  In the first quarter of 2010, we recorded an impairment charge of $2.7 million resulting from other-than-temporary declines in the fair market value of various equity investments in unconsolidated joint ventures.  We had no impairment loss for the nine months ended September 30, 2011.

We have a 30% ownership interest in our Ramco Lion joint venture which owns a portfolio of 16 properties totaling 3.2 million square feet of GLA.  As of September 30, 2011, the properties had consolidated equity of $307.7 million.  Our total investment in the venture at September 30, 2011 was $86.2 million.  The Ramco Lion joint venture has total debt obligations, which other than customary carve-outs are nonrecourse to us, of approximately $209.1 million with maturity dates ranging from 2012 through 2020.  Our proportionate share of the total debt is $62.7 million.

We have a 20% ownership interest in our Ramco 450 joint venture which is a portfolio of eight properties totaling 1.7 million square feet of GLA.  As of September 30, 2011, the properties in the portfolio had consolidated equity of $138.8 million.  Our total investment in the venture at September 30, 2011 was $17.5 million.  The Ramco 450 venture total debt obligations, which other than customary carve-outs are nonrecourse to us, of approximately $171.3 million with maturity dates range from 2013 through 2017.  Our proportionate share of the total debt is $34.3 million.

We also have ownership interests ranging from 7% - 50% in six smaller joint ventures that each own one or two properties.  As of September 30, 2011, our total investment in these ventures was $8.3 million and our proportionate share of the total non-recourse debt was $5.3 million with maturity dates ranging from 2012 through 2016.  One of these joint ventures owned a single shopping center in Davie, Florida that was sold to a third party in the third quarter of 2011.  Refer to Note 5 of the notes to the condensed consolidated financial statements for more information related to our real estate joint ventures.

Contractual Obligations

The following are our contractual cash obligations as of September 30, 2011:

	Payments due by period

Contractual Obligations	Total	Less than 1 year (1)	1-3 years	3-5 years		More than 5 years
	(In thousands)

Mortgages and notes payable:
Scheduled amortization	$25,869	$1,256	$9,801	$7,771		$7,041
Payments due at maturity	473,501	9,107	31,729	177,866	(2)	254,799
Total mortgages and notes payable	499,370	10,363	41,530	185,637		261,840

Employment contracts	1,212	211	1,001	-		-
Capital lease	7,482	173	1,354	5,955		-
Operating leases	3,680	265	1,898	762		755
Construction commitments	4,471	4,471	-	-		-
Total contractual obligations	$516,215	$15,483	$45,783	$192,354		$262,595

(1)	Amounts represent balance of obligation for the remainder of 2011.
(2)	Scheduled maturities include $75.0 million of unsecured term loan that includes a one-year extension option through April 2016.

At September 30, 2011, we did not have any contractual obligations that required or allowed settlement, in whole or in part, with consideration other than cash.

We anticipate that the combination of cash on hand, cash provided from operating activities, the availability under the Credit Facility ($174.7 million at September 30, 2011 subject to covenants), our access to the capital markets and the sale of existing properties will satisfy our expected working capital requirements through at least the next 12 months. Although we believe that the combination of factors discussed above will provide sufficient liquidity, no assurance can be given.

Mortgages and notes payable

See the analysis of our debt included in “Liquidity and Capital Resources” above.

Employment Contracts

At September 30, 2011, we had employment contracts with our Chief Executive Officer and Chief Financial Officer that contain minimum guaranteed compensation.  All other employees are subject to at-will employment.

Operating and Capital Leases

We lease office space for our corporate headquarters and our Florida office under operating leases.  We also have an operating lease at our Taylors Square shopping center and a capital ground lease at our Gaines Marketplace shopping center under which we may be obligated to purchase the land parcel.

Construction Costs

In connection with the development and expansion of various shopping centers as of September 30, 2011, we have entered into agreements for construction activities with an aggregate cost of approximately $4.5 million.

Planned Capital Spending

We are focused on our core strengths of enhancing the value of our existing portfolio of shopping centers through successful leasing efforts and the completion of our redevelopment projects currently in process.

For the remainder of 2011, we anticipate spending approximately $2.1 million for approved capital expenditures.  Estimates for future spending will change as new projects are approved.

Disclosures regarding planned capital spending, including estimates regarding timing of tenant openings, capital expenditures and occupancy are forward-looking statements and certain significant factors discussed elsewhere in this document and our other filings with the SEC, including our Annual Report on Form 10-K could cause the actual results to differ materially.

Capitalization

At September 30, 2011, our total market capitalization was $901.8 million.  Our market capitalization consisted of $483.9 million of net debt (including property-specific mortgages, an unsecured credit facility consisting of a revolving line of credit and term loan, a new unsecured term loan, junior subordinated notes, a capital lease obligation, and net cash of $21.8 million), $341.8 million of common shares and OP Units (including dilutive securities), and $76.1 million of convertible perpetual preferred shares (based on a market price of $38.05 per share at September 30, 2011).  Our net debt to total market capitalization was 53.7% at September 30, 2011, as compared to 55.2% at September 30, 2010.  The decrease in total net debt to market capitalization was due primarily to the impact of the April 2011 preferred equity offering and the repayment of various property mortgages in 2011.  Our outstanding debt at September 30, 2011 had a weighted average interest rate of 5.4%, and consisted of $499.3 million of fixed rate debt, including the impact of interest rate swap agreements.  Outstanding letters of credit issued under the credit facility totaled approximately $0.3 million at September 30, 2011.

At September 30, 2011, the noncontrolling interest in the Operating Partnership represented a 6.3% ownership in the Operating Partnership.  The OP Units may, under certain circumstances, be exchanged for our common shares of beneficial interest on a one-for-one basis.  We, as sole general partner of the Operating Partnership, have the option, but not the obligation, to settle exchanged OP Units held by others in cash based on the current trading price of our common shares of beneficial interest.  Assuming the exchange of all OP Units, there would have been 41,516,327 of our common shares of beneficial interest outstanding at September 30, 2011, with a market value of approximately $340.4 million.

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

The following table illustrates the calculations of FFO:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands, except per share data)

Net income (loss) available to common shareholders (1)	$3,600	$(26,741)	$6,907	$(28,466)
Adjustments:
Rental property depreciation and amortization expense	8,657	7,342	27,011	22,293
Pro rata share of real estate depreciation from unconsolidated joint ventures	1,658	1,702	4,944	5,081
Preferred share dividends (2)	1,813	-	-	-
(Gain) loss on sale of depreciable real estate	33	-	(6,177)	2,050
(Gain) on sale of joint venture property	(2,718)	-	(2,718)	-
Noncontrolling interest in Operating Partnership	387	(2,041)	744	(2,215)

Funds from operations	$13,430	$(19,738)	$30,711	$(1,257)

Weighted average common shares	38,596	38,020	38,351	34,497
Shares issuable upon conversion of Operating Partnership Units	2,784	2,902	2,837	2,902
Shares issuable upon conversion of preferred shares(2)	6,940	-	-	-
Dilutive effect of securities	143	-	162	-
Weighted average equivalent shares outstanding, diluted	48,463	40,922	41,350	37,399

Net income per diluted share to FFO per diluted
share reconciliation:
Net income (loss) attributable to common shareholders per diluted share	$0.09	$(0.70)	$0.18	$(0.83)
Adjustments:
Rental property depreciation and amortization expense	0.18	0.18	0.65	0.60
Pro rata share of real estate depreciation from unconsolidated joint ventures	0.03	0.04	0.12	0.14
Preferred share dividends (2)	0.04	-	-	-
(Gain) loss on sale of depreciable real estate	-	-	(0.15)	0.05
(Gain) on sale of joint venture property	(0.06)	-	(0.07)	-
Noncontrolling interest in Operating Partnership	0.01	(0.05)	0.02	(0.06)
Assuming conversion of OP Units	(0.01)	0.05	(0.01)	0.07
Funds from operations per diluted share	$0.28	$(0.48)	$0.74	$(0.03)

(1) Includes: Gain on sale of nondepreciable real estate	$45	$1,633	$2,144	$2,132

Impairment charges	$-	$28,787	$-	$31,440

Loss on early extinguishment of debt	$-	$-	$1,968	$-

(2) Series D convertible preferred shares were dilutive for the three months ended September 30, 2011 and antidilutive for the nine months ended September 30, 2011.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We have exposure to interest rate risk on our variable rate debt obligations.  Based on market conditions, we may manage our exposure to interest rate risk by entering into interest rate swap agreements to hedge our variable rate debt.  We are not subject to any foreign currency exchange rate risk or commodity price risk, or other material rate or price risks.  Based on our debt and interest rates and interest rate swap agreements in effect at September 30, 2011, a 100 basis point change in interest rates would have no impact on our future earnings and cash flows as all debt is fixed rate debt.  We believe that a 100 basis point change in interest rates would impact the fair value of our total outstanding debt at September 30, 2011 by approximately $13.0 million.

We had interest rate swap agreements with an aggregate notional amount of $135.0 million as of September 30, 2011.  Based on rates in effect at September 30, 2011, the agreements provided for fixed rates ranging from 3.5% to 4.3% and had expirations ranging from April 2016 to October 2018.  The following table sets forth information as of September 30, 2011 concerning our long-term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates of maturing amounts and fair market:

	(In thousands, except for interest rates)
									Estimated
	2011	2012	2013	2014	2015		Thereafter	Total	Fair Value

Fixed-rate debt	$10,363	$15,632	$25,843	$33,670	$151,967	(1)	$261,840	$499,315	$481,077
Average interest
rate	11.7%	6.4%	5.9%	5.5%	4.4%		5.6%	5.4%	6.2%
Variable-rate
debt	$-	$-	$-	$-	$-		$-	$-	$-
Average interest
rate	0.0%	0.0%	0.0%	0.0%	0.0%		0.0%	0.0%	0.0%

(1) Scheduled maturities include $75.0 million of unsecured term loan that includes a one-year extension option through April 2016.

We estimated the fair value of our fixed rate mortgages using a discounted cash flow analysis, based on our incremental borrowing rates for similar types of borrowing arrangements with the same remaining maturity.  Considerable judgment is required to develop estimated fair values of financial instruments.  The table incorporates only those exposures that exist at September 30, 2011 and does not consider those exposures or positions which could arise after that date or firm commitments as of such date.  Therefore, the information presented therein has limited predictive value.  Our actual interest rate fluctuations will depend on the exposures that arise during the period and on market interest rates at that time.

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

We carried out an assessment as of September 30, 2011 of the effectiveness of the design and operation of our disclosure controls and procedures. This assessment was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.  Based on such evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that such disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2011.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1*
Unsecured Term Loan Agreement, dated as of September 30, 2011 among Ramco-Gershenson Properties, L.P., as Borrower, Ramco-Gershenson Properties Trust, as Guarantor, KeyBank National Association, The Huntington National Bank, PNC Bank, National Association, KeyBank National Association, as Agent, and KeyBanc Capital Markets, as Sole Lead Manager and Arranger.

10.2*
Unconditional Guaranty of Payment and Performance, dated as of September 30, 2011, by Ramco-Gershenson Properties Trust, in favor of KeyBank National Association and the other lenders under the Unsecured Term Loan Agreement.

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

RAMCO-GERSHENSON PROPERTIES TRUST

Date: November 4, 2011	By: /s/ Dennis E. Gershenson
Dennis E. Gershenson
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2011	By: /s/ Gregory R. Andrews
Gregory R. Andrews
Chief Financial Officer
(Principal Financial and Accounting Officer)