Form 10-K
period 2011-12-31
RAMCO GERSHENSON PROPERTIES TRUST
filed 2012-03-08
CIK 842183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [X ]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,”  “accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ] Non-Accelerated Filer [ ] (Do not check if small reporting company)	Accelerated Filer [X] Small Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]    No [X]

The aggregate market value of the common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2011) was $464,590,794.

Number of common shares outstanding as of March 1, 2012: 39,091,805

DOCUMENT INCORPORATED BY REFERENCE

 Portions of the registrant’s proxy statement for the annual meeting of shareholders to be held June 1, 2012 are in incorporated by reference into Part III of this Form 10-K.

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

General

Ramco-Gershenson Properties Trust is a fully integrated, self-administered, publicly-traded equity real estate investment trust (“REIT”).  Our primary business is the ownership and management of shopping centers located in targeted metropolitan markets in the Eastern and Midwestern United States.  At December 31, 2011, we owned interests in 83 shopping centers and one office building with approximately 15.2  million square feet of gross leasable area (“GLA”) owned by us and joint ventures. During 2011, in three instances. we combined two adjacent centers that were previously reported separately into a single center.  We also owned interests in various parcels of land held for development or for sale, the majority of which are adjacent to certain of our existing developed properties.

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

We conduct substantially all of our business through our operating partnership, Ramco-Gershenson Properties, L.P. (the “Operating Partnership”).  The Operating Partnership, either directly or indirectly through partnerships or limited liability companies, holds fee title to all owned properties.  As general partner of the Operating Partnership, we have the exclusive power to manage and conduct the business of the Operating Partnership.  As of December 31, 2011, we owned approximately 93.7% of the interests in the Operating Partnership.  The limited partners are reflected as noncontrolling interests in our financial statements and are generally individuals or entities that contributed interests in certain assets or entities to the Operating Partnership in exchange for units of limited partnership interest (“OP Units”).  OP units are generally exchangeable for our common shares on a 1:1 basis or for cash, at our election.

We operate in a manner intended to qualify as a REIT pursuant to the provisions of the Internal Revenue Code of 1986, as amended (the “Code”).  Certain of our operations, including property and asset management, as well as ownership of certain land parcels, are conducted through taxable REIT subsidiaries, (“TRSs”), which are subject to federal and state income taxes.

Business Objectives and Strategies

Our primary business objective is to own and manage a portfolio of high quality shopping centers that generate cash flow for distribution to our shareholders and that have the potential for capital appreciation.  To achieve this objective, we seek to acquire, develop, or redevelop shopping centers that meet our investment criteria.  We also seek to recycle capital through the sale of land or shopping centers that we deem to be fully valued or that no longer meet our investment criteria.  We use debt to finance our activities and focus on managing the amount, structure, and terms of our debt to limit the risks inherent in debt financing.  From time to time, we enter into joint venture arrangements where we believe we can benefit by owning a partial interest in a shopping center investment and by earning fees for managing the centers for our partners.

We invest in primarily large, multi-anchor shopping centers that include national chain store tenants and market dominant supermarket tenants selling products that satisfy everyday needs.  National chain anchor tenants for our centers include, among others, TJ Maxx/Marshalls, Home Depot, Wal-Mart, Kohl’s, Lowe’s Home Centers, Best Buy, and Target.  Supermarket anchor tenants for our centers include, among others,  Publix Super Market, Jewel-Osco, Kroger and Whole Foods.    Our shopping centers are primarily located in targeted metropolitan markets in the Eastern and Midwestern regions of the United States, such as Detroit, Fort Lauderdale-Palm Beach, Jacksonville, Tampa, Atlanta, Chicago and St. Louis.

Our property portfolio consists of wholly-owned shopping centers and interests in joint ventures that own shopping centers.  We own controlling interest in 52 shopping centers and one office building comprising approximately 9.6 million square feet.  In addition, we are co-investor in and manager of two significant joint ventures that own portfolios of shopping centers.  We own 30% of Ramco/Lion Venture L.P., an entity that owns 16 shopping centers comprising approximately 3.2 million square feet.  We own 20% of Ramco 450 Venture LLC, an entity that owns eight shopping centers comprising approximately 1.6  million square feet.  We also have ownership interests in five smaller joint ventures that each owns one or two shopping centers.  Our joint ventures are not consolidated and are reported using equity method accounting.  We earn fees from the joint ventures for managing, leasing, and redeveloping the shopping centers they own.

We also own various parcels of developable land.  Approximately 30% of our developable land’s net book value is available for sale to end users such as retailers that prefer to own their sites or to developers who seek to develop non-retail uses.  The remaining 70% of our land is held for development.  The timing of future development will depend on our ability to obtain approvals, pre-lease our proposed projects, and identify a source of construction financing.

Operating Strategies

Our operating objective is to maximize the risk-adjusted return on invested capital at our shopping centers.  We seek to do so by increasing the net operating income of our centers, controlling our capital expenditures, and monitoring our tenants’ credit risk.  Our operating strategies include:

•	Leasing our shopping centers to increase occupancy, maximize rental income, and attract more creditworthy and productive retail tenants;
•	Managing and maintaining our centers to appeal to retail tenants and shoppers while ensuring we garner appropriate value for our operating expenses and capital expenditures;
•	Redeveloping our centers to increase leasable area, reconfigure space for creditworthy tenants, and create outparcels; and
•	Generating temporary and ancillary income from non-rental agreements to use our parking lots, signage, rooftops, and other portions of our real estate.

Investing Strategies

Our investing objective is to generate an attractive risk-adjusted return on capital invested in acquisitions and developments.  In addition, we seek to sell land or shopping centers that we deem to be fully valued or that no longer meet our investment criteria.  We underwrite acquisitions based upon current cash flow, projections of future cash flow, and scenario analyses that take into account the risks and opportunities of ownership.  We underwrite development of new shopping centers on the same basis, but also take into account the unique risks of entitling land, constructing buildings, and leasing newly built space.  Our investing strategies include:

•
Acquiring shopping centers that are located in targeted metropolitan markets, anchored by stable and productive supermarkets, discounters, or national chain stores, surrounded by trade areas with appealing demographic characteristics, sited with suitable visibility and access, and featuring opportunities to add value through intensive leasing, management, and/or redevelopment;

•	Developing our existing land held for development into income-producing investment property, subject to market demand, availability of capital and adequate returns on our incremental capital;
•	Selling non-core shopping centers and redeploying the proceeds into investments that meet our investment criteria; and
•	Selling land parcels and using the proceeds to pay down debt or reinvest in our business.

Financing Strategies

Our financing objective is to maintain a strong and flexible balance sheet in order to ensure access to capital at a competitive cost.  In general, we seek to increase our financial flexibility by increasing our pool of unencumbered properties and borrowing on an unsecured basis.  In keeping with our objective, we routinely benchmark our balance sheet on a variety of measures to our peers in the shopping center sector and to REITs in general.  Our financing strategies include:

•	Capitalizing our business with a moderate ratio of net debt to EBITDA;
•	Using primarily fixed-rate debt, staggering our debt maturities, monitoring our liquidity and near-term capital requirements, and managing the average term of our debt;
•	Maintaining a line of credit to fund operating and investing needs on a short-term basis;
•	Monitoring compliance with debt covenants and maintaining a regular dialogue with our lenders; and
•	Financing our investment activities with various forms and sources of capital to reduce reliance on any one source of capital.

At December 31, 2011, our consolidated net debt to EBITDA was 7.0X, a decrease from 8.5X at the end of 2010.  In addition, we had $144.1 million available to draw under our unsecured bank line of credit, compared to $28.7 million at the end of 2010.

Competition

See page 6 of Item 1A. “Risk Factors” for a description of competitive conditions in our business.

Environmental Matters

See page 10 of Item 1A. “Risk Factors” for a description of environmental risks for our business.

Employment

As of December 31, 2011, we had 106 full-time employees. None of our employees are represented by a collective bargaining unit. We believe that our relations with our employees are good.

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

Demand to lease space in our shopping centers generally fluctuates with the overall economy.  Economic downturns often result in a lower rate of retail sales growth, or even declines in retail sales.  In response, retailers that lease space in shopping centers typically reduce their demand for retail space during such downturns.  As a result, economic downturns and unfavorable retail sales trends may diminish the income, cash flow, and value of our properties.  Although the U.S. economy is no longer in recession, the rate of recovery has been slower than anticipated and economic conditions in the U.S. continue to be challenging with tight credit conditions, high levels of unemployment and modest growth.

Our concentration of properties in Michigan, Florida, Georgia and other states makes us more susceptible to adverse market conditions in these states.

Our performance depends on the economic conditions in the markets in which we operate.  In 2011, our wholly-owned and pro rata share of joint venture properties located in Michigan, Florida, and Ohio accounted for 44.6%, 22.2%, and 7.3%, respectively, of our annualized base rent. To the extent that market conditions in these or other states in which we operate deteriorate, the performance or value of our properties may be adversely affected.

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

As of December 31, 2011, we received 36% of our combined annualized base rents from our top 25 tenants, including our top two tenants:  TJ Maxx/Marshalls (4.4%) and  Home Depot (2.0%).  No other tenant represented more than 2.0% of our total annualized base rent.  The credit risk posed by our major tenants varies.

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

Catastrophic losses, such as losses resulting from wars, acts of terrorism, earthquakes, floods, hurricanes, and tornadoes or other natural disasters, pollution or environmental matters, generally are either uninsurable or not economically insurable, or may be subject to insurance coverage limitations, such as large deductibles or co-payments. Although we currently maintain “all risk” replacement cost insurance for our buildings, rents and personal property, commercial general liability insurance, and pollution and environmental liability insurance, our insurance coverage may be inadequate if any of the events described above occurs to, or causes the destruction of, one or more of our properties. Under that scenario, we could lose both our invested capital and anticipated profits from that property.

Our real estate assets may be subject to additional impairment provisions based on market and economic conditions.

On a periodic basis, we assess whether there are any indicators that the value of our real estate properties and other investments may be impaired. These assessments have a direct impact on our earnings because recording an impairment provision results in an immediate negative non-cash adjustment to earnings.

A property’s value is impaired only if the estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property. In our estimate of cash flows, we consider factors such as expected future operating income, trends and prospects, the effects of demand, competition and other factors. We are required to make subjective assessments as to whether there are impairments in the value of our real estate properties and other investments.

Ongoing adverse market and economic conditions and market volatility continue to make it challenging to value properties and investments owned by us and our unconsolidated joint ventures.  There may be uncertainty in the valuation, or in the stability of the value of a property, that could result in a substantial decrease in the value.  In addition, in the fourth quarter of 2011, we decided to sell several income producing properties that no longer met our investing strategy.  The decision to sell these assets triggered an impairment provision of $16.3 million due to the estimated sales price was lower than the properties carrying values.  In addition, one of our joint ventures recorded an impairment provision of $5.5 million on one of its properties.  Our share of this impairment was $1.6 million.  No assurance can be given that we will be able to recover the current carrying amount of all of our properties and those of our unconsolidated joint ventures.  There can be no assurance that we will not take additional charges in the future related to the impairment of our assets. Any future impairment could have a material adverse effect on our results of operations in the period in which the charge is taken.  Refer to Note 7 of the notes to the consolidated financial statements for further information regarding impairment provisions.

We do not control all decisions related to the activities of joint ventures in which we are invested, and we may have conflicts of interest with our joint venture partners.

As of December 31, 2011, we had interests in seven unconsolidated joint ventures that collectively own 31 shopping centers.  Although we manage the properties owned by these joint ventures, we do not control all decisions for the joint ventures and may be required to take actions that are in the interest of our joint venture partners but not our best interests.  Accordingly, we may not be able to resolve in our favor any issues which arise, or we may have to provide financial or other inducements to our joint venture partners to obtain such favorable resolution.

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

Our equity investment in each of our unconsolidated joint ventures is subject to impairment testing in the event of certain triggering events, such a change in market conditions or events at properties held by those joint ventures.  If the fair value of our equity investment is less than our net book value on an other than temporary basis, impairment is required under generally accepted accounting principles.  We recorded an impairment provision of $9.6 million and $2.7 million in 2011 and 2010, respectively, related to our equity investments in unconsolidated joint ventures. Refer to Note 7 of the notes to the consolidated financial statements for further information.

Market and economic conditions may impact our partners’ ability to perform in accordance with our real estate joint venture and partnership agreements resulting in a change in control.

Changes in control of our investments could result from events such as amendments to our real estate joint venture and partnership agreements, changes in debt guarantees or changes in ownership due to required capital contributions.  Any changes in control will result in the revaluation of our investments to fair value, which could lead to impairment.  We are unable to predict whether, or to what extent, a change in control may result or the impact of adverse market and economic conditions may have to our partners.

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

We are pursuing development and construction of retail properties at several land parcels we own.  Our development and construction activities are subject to the following risks:

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
•
Occupancy rates and rents, as well as occupancy costs and expenses, at a completed project may not meet our projections, and the costs of development activities that we explore but ultimately abandon will, to some extent, diminish the overall return on our completed development projects; and

•	The time frame required for development, construction and lease-up of these properties means that we may have to wait years for a significant cash return.

If any of these events occur, our development activities may have an adverse effect on our results of operations, including additional impairment provisions. We recorded impairment provisions of $11.5 million and $28.8 million in 2011 and 2010, respectively, related to developable land.  For a detailed discussion of development projects,  refer to Notes 4 and 7 of the notes to the consolidated financial statements.

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

We are not structured in a manner to generate sufficient cash flow from operations to repay our debt at maturity.  Instead, we expect to refinance our debt by raising equity, debt, or other capital at the time or prior to the time that our debt matures.  As of December 31, 2011, we had $524.9 million of outstanding indebtedness, including $6.3 million of capital lease obligations.  Of this, $10.7 million matures in 2012.  In addition, our joint ventures had $396.4 million of outstanding indebtedness, of which our share is $102.0 million.  The availability and price of capital can vary significantly.  If we seek to refinance maturing debt when capital market conditions are restrictive, we may find capital scarce, costly, or unavailable.  Refinancing debt at a higher cost would affect our operating results and cash available for distribution.  The failure to refinance our debt at maturity would result in default and the exercise by our lenders of the remedies available to them, including foreclosure and, in the case of recourse debt, liability for unpaid amounts.

Increases in interest rates may affect the cost of our variable-rate borrowings, our ability to refinance maturing debt, and the cost of any such refinancings.

As of December 31, 2011, we had four interest rate swap agreements in effect for an aggregate notional amount of $135.0 million converting our floating rate corporate debt to fixed rate debt.  After taking into account the impact of converting our variable rate debt to fixed rate debt by use of the interest rate swap agreements we had $29.5 million of variable rate debt outstanding.  Increases in interest rates on our existing indebtedness would increase our interest expense, which could adversely affect our cash flow and our ability to distribute cash to our shareholders.  For example, if market rates of interest on our variable rate debt outstanding as of December 31, 2011 increased by 1.0%, the increase in interest expense on our existing variable rate debt would decrease future earnings and cash flows by approximately $0.3 million annually.  Interest rate increases could also constrain our ability to refinance maturing debt because lenders may reduce their advance rates in order to maintain debt service coverage ratios.

Our mortgage debt exposes us to the risk of loss of property, which could adversely affect our financial condition.

As of December 31, 2011, we had $325.8 million of mortgage debt encumbering our properties.  A default on any of our mortgage debt may result in foreclosure actions by lenders and ultimately our loss of the mortgaged property.  We have entered into mortgage loans which are secured by multiple properties and contain cross-collateralization and cross-default provisions.  Cross-collateralization provisions allow a lender to foreclose on multiple properties in the event that we default under the loan.  Cross-default provisions allow a lender to foreclose on the related property in the event a default is declared under another loan.  For federal income tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage.  If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure but would not receive any cash proceeds.

For instance, in October 2011 we conveyed title to and our interest in our wholly-owned center in Madison Heights, Michigan after the default on a $9.1 million non-recourse mortgage note that was due May 1, 2011.  The transaction resulted in a non-cash gain on debt extinguishment of approximately $1.2 million.

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

As a REIT, we are subject to annual distribution requirements under the Code.  In general, we must distribute at least 90% of our REIT taxable income annually, excluding net capital gains, to our shareholders to maintain our REIT status.  We intend to make distributions to our shareholders to comply with the requirements of the Code.

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

There may be future dilution of our common shares

Our Declaration of Trust authorizes our Board to, among other things, issue additional common or preferred shares, or securities convertible or exchangeable into equity securities, without shareholder approval.  We may issue such additional equity or convertible securities to raise additional capital.  The issuance of any additional common or preferred shares or convertible securities could be substantially dilutive to holders of our common shares.  Moreover, to the extent that we issue restricted shares, options or warrants to purchase our common shares in the future and those options or warrants are exercised or the restricted shares vest, our shareholders may experience further dilution.  Holders of our common shares have no preemptive rights that entitle them to purchase a pro rata share of any offering of shares of any class or series and, therefore, such sales or offerings could result in increased dilution to our shareholders.

We may issue debt and equity securities or securities convertible into equity securities, any of which may be senior to our common shares as to distributions and in liquidation, which could negatively affect the value of our common shares.

During 2011 we issued 2.0 million cumulative convertible perpetual preferred shares, and we issued 683,000 common shares through a controlled equity offering.  In addition, we have outstanding 229,722 shares of unvested restricted stock and 272,201 options to purchase shares of common stock at December 31, 2011.

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

We are the defendant in a number of claims brought by various parties against us.  Although we intend to exercise due care and consideration in all aspects of our business, it is possible additional claims could be made against us.  We maintain insurance coverage including general liability coverage to help protect us in the event a claim is awarded; however, some claims may be uninsured.  In the event that claims against us are successful and uninsured or underinsured, or we elect to settle claims that we determine are in our interest to settle, our operating results and cash flow could be adversely impacted.  In addition, an increase in claims and/or payments could result in higher insurance premiums, which could also adversely affect our operating results and cash flow.

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

These provisions and actions include:

•	the REIT ownership limit described above;

•	authorization of the issuance of our preferred shares of beneficial interest with powers, preferences or rights to be determined by our Board;

•
special meetings of our shareholders may be called only by the chairman of our Board, the president, one-third of the Trustees, or the secretary upon the written request of the holders of shares entitled to cast not less than a majority of all the votes entitled to be cast at such meeting;

•	a two-thirds shareholder vote is required to approve some amendments to our Declaration of Trust;

•	our Bylaws contain advance-notice requirements for proposals to be presented at shareholder meetings; and

•
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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties

As of December 31, 2011, we owned and managed a portfolio of 83 shopping centers and one office building with approximately 15.2 million square feet of gross leasable area owned directly by us or our unconsolidated joint ventures.  Our combined portfolio reflected in Item 2 represents consolidated properties and unconsolidated joint venture properties at 100%.  Of our consolidated properties, 17 are encumbered by mortgage loans aggregating $325.8 million. Of our unconsolidated joint venture partner’s properties, 20 are encumbered by mortgage loans totaling $396.4 million, of which $102.0 million is our proportionate share.

Property Name	Ownership %	Year Built/ Acquired/ Redeveloped	Total GLA	% Leased	Average base rent per leased SF	Anchor Tenants (1)

CONSOLIDATED PORTFOLIO

FLORIDA (7)
Coral Creek Shops	100%	1992/2002/NA	109,312	96.6%	$16.33	Publix
Naples Towne Centre	100%	1982/1996/2003	134,707	89.8%	5.62	Beall's, Save-A-Lot, (Goodwill)
River City Marketplace	100%	2005/2005/NA	551,428	98.8%	16.18	Ashley Furniture Home Store, Bed Bath & Beyond, Best Buy, Gander Mountain, Michaels, OfficeMax, PETsMART, Ross Dress For Less, Wallace Theaters, (Lowe's), (Wal-Mart Supercenter)
River Crossing Centre	100%	1998/2003/NA	62,038	100.0%	12.37	Publix
Rivertowne Square	100%	1980/1998/2010	148,643	89.3%	8.24	Beall's Outlet, Winn-Dixie
The Crossroads	100%	1988/2002/NA	120,092	94.3%	14.54	Publix
Village Lakes Shopping Center	100%	1987/1997/NA	186,496	69.2%	8.61	Beall's Outlet, Sweet Bay (2)
Total / Average			1,312,716	92.1%	$13.10

GEORGIA (5)
Centre at Woodstock	100%	1997/2004/NA	86,748	88.6%	$11.51	Publix
Conyers Crossing	100%	1978/1998/NA	170,475	99.4%	5.14	Burlington Coat Factory, Hobby Lobby
Holcomb Center	100%	1986/1996/2010	107,053	77.0%	11.40	Studio Movie Grill
Horizon Village	100%	1996/2002/NA	97,001	75.2%	10.99	Movie Tavern (3)
Mays Crossing	100%	1984/1997/2007	137,284	94.8%	6.67	Big Lots, Dollar Tree, Value Village-Sublease of ARCA Inc.
Total / Average			598,561	88.8%	$8.22

ILLINOIS (1)
Liberty Square	100%	1987/2010/2008	107,369	85.8%	$12.74	Jewel-Osco
Total / Average			107,369	85.8%	$12.74

INDIANA (1)
Merchants' Square	100%	1970/2010/NA	278,875	84.1%	$10.53	Cost Plus, Hobby Lobby (2), (Marsh Supermarket)
Total / Average			278,875	84.1%	$10.53

Property Name	Ownership %	Year Built/ Acquired/ Redeveloped	Total GLA	% Leased	Average base rent per leased SF	Anchor Tenants (1)

MICHIGAN (22)
Beacon Square	100%	2004/2004/NA	51,387	91.8%	$16.78	(Home Depot)
Clinton Pointe	100%	1992/2003/NA	135,330	96.8%	9.89	OfficeMax, Sports Authority, (Target)
Clinton Valley	100%	1977/1996/2009	201,282	96.4%	11.90	DSW Shoe Warehouse, Hobby Lobby, Office Depot
Edgewood Towne Center	100%	1990/1996/2001	85,757	93.1%	10.34	OfficeMax, (Sam's Club), (Target)
Fairlane Meadows	100%	1987/2003/2007	157,246	98.3%	14.37	Best Buy, Citi Trends, (Burlington Coat Factory), (Target)
Fraser Shopping Center	100%	1977/1996/NA	68,326	100.0%	6.78	Oakridge Market
Gaines Marketplace	100%	2004/2004/NA	392,169	100.0%	4.66	Meijer, Staples, Target
Hoover Eleven	100%	1989/2003/NA	288,184	92.8%	12.62	Kroger, Marshalls, OfficeMax
Jackson Crossing	100%	1967/1996/2002	398,526	93.9%	9.85	Bed Bath & Beyond, Best Buy, Jackson 10 Theater, Kohl's, T.J. Maxx, Toys "R" Us, (Sears), (Target)
Jackson West	100%	1996/1996/1999	210,321	97.5%	7.17	Lowe's, Michaels, OfficeMax
Kentwood Towne Centre	77.9%	1988/1996//NA	184,152	93.0%	6.06	Hobby Lobby-Sublease of Rubloff Development Group, OfficeMax, (Rooms Today), (BuyBuyBaby)
Lake Orion Plaza	100%	1977/1996/NA	141,073	100.0%	4.04	Hollywood Super Market, Kmart
Lakeshore Marketplace	100%	1996/2003/NA	346,854	96.9%	8.24	Barnes & Noble, Dunham's, Elder-Beerman, Hobby Lobby, T.J. Maxx, Toys "R" Us, (Target)
Livonia Plaza	100%	1988/2003/NA	136,422	94.9%	10.40	Kroger, TJ Maxx
New Towne Plaza	100%	1975/1996/2005	192,587	100.0%	10.48	DSW Shoe Warehouse, Jo-Ann, Kohl's
Oak Brook Square	100%	1982/1996/2008	152,373	96.3%	8.81	Hobby Lobby, T.J. Maxx
Roseville Towne Center	100%	1963/1996/2004	246,968	100.0%	7.04	Marshalls, Office Depot (2), Wal-Mart
Southfield Plaza	100%	1969/1996/2003	165,999	98.0%	7.62	Big Lots, Burlington Coat Factory, Marshalls
Tel-Twelve	100%	1968/1996/2005	523,411	100.0%	10.82	Best Buy, DSW Shoe Warehouse, Lowe's, Meijer, Michaels, Office Depot, PETsMART
The Auburn Mile	100%	2000/1999/NA	90,553	100.0%	10.79	Jo-Ann, Staples, (Best Buy), (Costco), (Meijer), (Target)
West Oaks I	100%	1979/1996/2004	243,987	100.0%	9.70	Best Buy, DSW Shoe Warehouse, Gander Mountain, Old Navy, Home Goods & Michaels-Sublease of JLPK-Novi LLC
West Oaks II	100%	1986/1996/2000	167,954	97.6%	16.52	Jo-Ann, Marshalls, (Bed Bath & Beyond), (Big Lots), (Kohl's), (Toys "R" Us), (Value City Furniture)
Total / Average			4,580,861	97.4%	$9.39

MISSOURI (2)
Heritage Place	100%	1989/2011/2005	269,254	90.9%	$13.26	Dierberg's Market, Marshalls, Office Depot, T.J. Maxx
Town & Country Crossing	100%	2008/2011/2011	141,996	84.4%	24.51	Whole Foods, (Target)
Total / Average			411,250	88.6%	$16.96

OHIO (5)
Crossroads Centre	100%	2001/2001/NA	344,045	92.3%	$9.11	Giant Eagle, Home Depot, Michaels, T.J. Maxx, (Target)
OfficeMax Center	100%	1994/1996/NA	22,930	100.0%	12.10	OfficeMax
Rossford Pointe	100%	2006/2005/NA	47,477	100.0%	10.18	MC Sporting Goods, PETsMART
Spring Meadows Place	100%	1987/1996/2005	211,817	93.2%	11.27	Ashley Furniture, OfficeMax, PETsMART, T.J. Maxx, (Best Buy), (Big Lots), (Dick's Sporting Goods), (Guitar Center), (Kroger), (Sam's Club), (Target)
Troy Towne Center	100%	1990/1996/2003	144,485	99.0%	6.42	Kohl's, (Wal-Mart Supercenter)
Total / Average			770,754	94.5%	$9.33

TENNESSEE (1)
Northwest Crossing	100%	1989/1999/2006	124,453	100.0%	$9.58	HH Gregg, OfficeMax, Ross Dress For Less, (Wal-Mart Supercenter)
Total / Average			124,453	100.0%	$9.58

VIRGINIA (2)
The Town Center at Aquia Office (5)	100%	1989/1998/NA	98,147	91.8%	$26.06	Northrop Grumman
The Town Center at Aquia	100%	1989/1998/NA	40,518	100.0%	10.64	Regal Cinemas
Total / Average			138,665	94.2%	$21.28

WISCONSIN (3)
East Town Plaza	100%	1992/2000/2000	208,675	84.3%	$8.40	Burlington Coat Factory, Jo-Ann, Marshalls, (Menards), (Shopko), (Toys "R" Us)
The Shoppes at Fox River	100%	2009/2010/2011	135,566	95.7%	16.44	Pick N' Save, (Target)
West Allis Towne Centre	100%	1987/1996/2011	326,271	91.3%	8.29	Burlington Coat Factory, Kmart, Office Depot
Total / Average			670,512	90.0%	$10.10

CONSOLIDATED PORTFOLIO SUBTOTAL / AVERAGE			8,994,016	94.3%	$10.48

Property Name	Ownership %	Year Built/ Acquired/ Redeveloped	Total GLA	% Leased	Average base rent per leased SF	Anchor Tenants (1)

JOINT VENTURE PORTFOLIO (AT 100%)

FLORIDA (13)
Cocoa Commons	30%	2001/2007/2008	90,116	78.9%	$11.88	Publix
Cypress Point	30%	1983/2007/NA	167,280	93.8%	11.75	Burlington Coat Factory, The Fresh Market
Kissimmee West	7%	2005/2005/NA	115,586	92.7%	11.61	Jo-Ann, Marshalls, (SuperTarget)
Marketplace of Delray	30%	1981/2005/2010	238,901	90.2%	12.47	Office Depot, Ross Dress For Less, Winn-Dixie
Martin Square	30%	1981/2005/NA	331,105	91.2%	6.27	Home Depot, Sears, Staples
Mission Bay Plaza	30%	1989/2004/NA	263,721	93.0%	21.29	The Fresh Market, Golfsmith, LA Fitness Sports Club, OfficeMax, Toys "R" Us
Shoppes of Lakeland	7%	1985/1996/NA	181,988	96.3%	12.02	Ashley Furniture, Michaels, Staples, (Target)
The Plaza at Delray	20%	1979/2004/NA	326,763	93.8%	15.79	Books-A-Million, Marshalls, Publix, Regal Cinemas, Ross Dress For Less, Staples
Treasure Coast Commons	30%	1996/2004/NA	92,979	100.0%	12.42	Barnes & Noble, OfficeMax, Sports Authority
Village of Oriole Plaza	30%	1986/2005/NA	155,770	95.2%	12.85	Publix
Village Plaza	30%	1989/2004/NA	146,755	72.1%	13.17	Big Lots
Vista Plaza	30%	1998/2004/NA	109,761	96.4%	13.08	Bed Bath & Beyond, Michaels, Total Wine & More
West Broward Shopping Center	30%	1965/2005/NA	156,073	97.6%	10.84	Badcock, DD's Discounts, Save-A-Lot, US Postal Service
Total / Average			2,376,798	91.9%	$12.89

GEORGIA (2)
Collins Pointe Plaza	20%	1987/2006/2010	101,637	91.7%	$8.55	Goodwill
Paulding Pavilion	20%	1995/2006/2008	84,846	100.0%	13.94	Sports Authority, Staples
Total / Average			186,483	95.5%	$11.10

ILLINOIS (2)
Market Plaza	20%	1965/2007/2009	163,054	89.1%	$15.04	Jewel Osco, Staples
Rolling Meadows Shopping Center	20%	1956/2008/1995	134,236	89.9%	11.59	Jewel Osco, Northwest Community Hospital
Total / Average			297,290	89.5%	$13.50

INDIANA (1)
Nora Plaza	7%	1958/2007/2002	139,905	96.8%	$13.19	Marshalls, Whole Foods, (Target)
Total / Average			139,905	96.8%	$13.19

MARLAND (1)
Crofton Centre	20%	1974/1996/NA	252,491	93.7%	$7.71	Basics/Metro, Gold's Gym, Kmart
Total / Average			252,491	93.7%	$7.71

MICHIGAN (8)
Gratiot Crossing	30%	1980/2005/NA	165,544	91.0%	$8.49	Jo-Ann, Kmart
Hunter's Square	30%	1988/2005/NA	354,323	92.3%	16.64	Bed Bath & Beyond, BuyBuyBaby, Loehmann's, Marshalls, T.J. Maxx
Millennium Park	30%	2000/2005/NA	281,374	89.7%	13.97	Home Depot, Marshalls, Michaels, PETsMART, (Costco), (Meijer)
Southfield Plaza Expansion	50%	1987/1996/2003	19,410	81.5%	14.78
The Shops at Old Orchard	30%	1972/2007/2011	96,994	90.8%	18.97	Plum Market
Troy Marketplace	30%	2000/2005/2010	222,193	97.5%	14.69	Famous Furniture, Golfsmith, LA Fitness, Nordstrom Rack, PETsMART, (REI)
West Acres Commons	40%	1998/2001/NA	95,089	87.4%	8.15	Family Fare
Winchester Center	30%	1980/2005/NA	314,734	90.3%	12.19	Dick's Sporting Goods, Linens 'N Things (4), Marshalls, Michaels, PETsMART, (Kmart)
Total / Average			1,549,661	91.5%	$13.70

NEW JERSEY (1)
Chester Springs Shopping Center	20%	1970/1996/1999	223,201	89.6%	$13.95	Marshalls, Shop-Rite Supermarket, Staples
Total / Average			223,201	89.6%	$13.95

OHIO (1)
Olentangy Plaza	20%	1981/2007/1997	253,474	95.1%	$10.17	Eurolife Furniture, Marshalls, Micro Center, Columbus Asia Market-Sublease of SuperValu, Tuesday Morning
Total / Average			253,474	95.1%	$10.17

JV SUBTOTAL / AVERAGE AT 100%			5,279,303	92.1%	$12.77

PORTFOLIO TOTAL / AVERAGE			14,273,319	93.5%	$11.32

Property Name	Ownership %	Year Built/ Acquired/ Redeveloped	Total GLA	% Leased	Average base rent per leased SF	Anchor Tenants (1)
CONSOLIDATED PORTFOLIO FUTURE REDEVELOPMENTS/ AVAILABLE FOR SALE(4):
Eastridge Commons	100%	1990/1996/2001	169,676	50.4%	$8.57	Office Depot (2), T.J. Maxx, (Target)
Pelican Plaza	100%	1983/1997/NA	105,873	35.1%	9.56
Promenade at Pleasant Hill	100%	1993/2004/NA	280,225	51.9%	9.63	Farmers Home Furniture, Publix
Southbay Shopping Center	100%	1978/1998/NA	83,890	26.7%	11.71
Total / Average			639,664	45.4%	$9.47

JOINT VENTURE PORTFOLIO UNDER REDEVELOPMENT (2):
Peachtree Hill	20%	1986/2007/NA	112,407	86.8%	$10.34	Kroger, LA Fitness (6)
The Shops on Lane Avenue	20%	1952/2007/2004	134,876	99.0%	20.57	Bed Bath & Beyond, Whole Foods (7)
Total / Average			247,283	93.5%	$16.29

COMBINED PORTFOLIO TOTAL / AVERAGE			15,160,266	91.4%	$11.36

Footnotes

(1) Anchor tenants are any tenant over 19,000 square feet. Tenants in parenthesis represent non-company owned GLA.
(2) Tenant closed - lease obligated.
(3) Space delivered to tenant.
(4) Tenant closed in Bankruptcy, lease guaranteed by CVS.
(5) Represents the Office Building at The Town Center at Aquia.
(6) Current construction of new 45,000 square foot LA Fitness replaces 41,000 square feet of vacant non-anchor space.
(7) Current construction of new 35,000 square foot Whole Foods replaces former 21,000 square foot store.

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

Major Tenants

The following table sets forth as of December 31, 2011 the gross leasable area, or GLA, of our existing properties leased to tenants in our combined properties portfolio:

Type of Tenant	Annualized Base Rent	% of Total Annualized Base Rent	GLA (2)	% of Total GLA (2)

Anchor (1)	$78,063,259	50.1%	9,389,164	61.9%
Retail (non-anchor)	77,617,300	49.9%	5,771,102	38.1%
Total	$155,680,559	100.0%	15,160,266	100.0%

(1) We define anchor tenants as tenants occupying a space consisting of 19,000 square feet or more.
(2) GLA owned directly by us or our unconsolidated joint ventures.

The following table depicts as of December 31, 2011 information regarding leases with the 25 largest tenants in our combined properties portfolio:

Tenant Name	Credit Rating S&P/Moody's (1)	Number of Leases	GLA	% of Total GLA (2)	Total Annualized Base Rent	Annualized Base Rent PSF	% of Annualized Base Rent

T.J. Maxx/Marshalls	A/A3	23	720,738	4.8%	$6,825,036	$9.47	4.4%
Home Depot	A-/A3	3	384,690	2.5%	3,110,250	8.09	2.0%
Dollar Tree	NR/NR	31	328,967	2.2%	2,935,412	8.92	1.9%
Publix Super Market	NR/NR	8	372,141	2.5%	2,790,512	7.50	1.8%
OfficeMax	B-/B1	11	252,045	1.7%	2,710,828	10.76	1.7%
Jo-Ann Fabrics	B/B2	6	218,993	1.4%	2,542,174	11.61	1.6%
Burlington Coat Factory	NR/NR	5	360,867	2.4%	2,376,333	6.59	1.5%
PETsMART	BB+/NR	7	160,428	1.1%	2,367,142	14.76	1.5%
Bed Bath & Beyond/Buy Buy Baby	BBB+/NR	6	192,753	1.3%	2,245,794	11.65	1.4%
Best Buy	BBB-/Baa2	5	176,677	1.2%	2,238,008	12.67	1.4%
Staples	BBB/Baa2	9	181,569	1.2%	2,142,437	11.80	1.4%
Michaels Stores	B-/B3	9	199,724	1.3%	2,124,876	10.64	1.4%
Kmart/Sears	CCC+/B3	5	475,511	3.1%	2,086,159	4.39	1.3%
Gander Mountain	NR/NR	2	159,791	1.1%	1,899,745	11.89	1.2%
Office Depot	B-/B2	7	173,550	1.1%	1,847,145	10.64	1.2%
Lowe's Home Centers	A-/A3	2	270,394	1.8%	1,822,956	6.74	1.2%
Meijer	NR/NR	2	397,428	2.6%	1,731,560	4.36	1.1%
Kroger	BBB/Baa2	3	201,469	1.3%	1,676,417	8.32	1.1%
Hobby Lobby	NR/NR	5	276,173	1.8%	1,640,038	5.94	1.1%
Whole Foods	BB+/NR	3	92,675	0.6%	1,585,908	17.11	1.0%
Jewel-Osco	B+/B1	3	162,982	1.1%	1,584,293	9.72	1.0%
LA Fitness Sports Club	NR/NR	2	76,833	0.5%	1,581,552	20.58	1.0%
Kohl's	BBB+/Baa1	5	276,972	1.8%	1,491,739	5.39	1.0%
The Sports Authority	B-/NR	3	126,653	0.8%	1,383,219	10.92	0.9%
Ross Stores	BBB+/NR	5	138,058	0.9%	1,339,880	9.71	0.9%

Sub-Total top 25 tenants		170	6,378,081	42.1%	56,079,413	8.79	36.0%

Remaining tenants		1,382	7,324,095	48.3%	99,601,146	13.60	64.0%

Sub-Total all tenants		1,552	13,702,176	90.4%	155,680,559	$11.36	100.0%

Vacant		356	1,458,090	9.6%	N/A	N/A	N/A

Total including vacant		1,908	15,160,266	100.0%	$155,680,559	N/A	100.0%

(1) Latest company filings per Credit Risk Monitor.
(2) GLA owned directly by us or our unconsolidated joint ventures.

Lease Expirations

The following tables set forth a schedule of lease expirations for the next ten years and thereafter, assuming that no renewal options are exercised for our combined portfolio:

ALL TENANTS

Expiring Leases As of December 31, 2011
Year	Number of Leases	Average Annualized Base Rent	Total Annualized Base Rent	% of Total Annualized Base Rent	GLA(2)	% of GLA
		(per square foot)
(1)	34	$9.77	$1,629,190	1.1%	166,799	1.1%
2012	232	12.62	13,655,511	8.8%	1,081,675	7.1%
2013	273	11.77	18,230,147	11.7%	1,548,646	10.2%
2014	273	10.72	18,252,623	11.7%	1,702,156	11.2%
2015	206	11.45	18,890,808	12.1%	1,650,402	10.9%
2016	217	11.94	23,352,311	15.0%	1,955,492	12.9%
2017	98	12.26	14,085,417	9.0%	1,149,264	7.6%
2018	44	11.64	7,462,381	4.8%	640,867	4.2%
2019	36	10.46	7,415,502	4.8%	708,974	4.7%
2020	36	9.88	5,038,604	3.2%	509,891	3.4%
2021	45	10.79	8,762,886	5.6%	812,038	5.4%
2022+	58	10.64	18,905,179	12.2%	1,775,972	11.7%
Sub-Total	1,552	11.36	155,680,559	100.0%	13,702,176	90.4%

Leased (3)	22	N/A	N/A	N/A	160,486	1.0%

Vacant	334	N/A	N/A	N/A	1,297,604	8.6%

Total	1,908	$11.36	$155,680,559	100.0%	15,160,266	100.0%

(1) Tenants currently under month to month lease or in the process of renewal.
(2) GLA owned directly by us or our unconsolidated joint ventures.
(3) Lease has been executed, but space has not yet been delivered.

ANCHOR TENANTS (greater than 19,000 square feet)

Expiring Anchor Leases As of December 31, 2011
Year	Number of Leases	Average Annualized Base Rent	Total Annualized Base Rent	% of Total Annualized Base Rent	GLA(2)	% of GLA
		(per square foot)
(1)	3	$7.71	$648,658	0.8%	84,143	0.9%
2012	8	5.86	2,052,805	2.6%	350,548	3.7%
2013	22	7.62	5,938,753	7.6%	779,162	8.3%
2014	20	6.54	5,906,658	7.6%	902,836	9.6%
2015	27	8.62	9,102,319	11.7%	1,055,498	11.2%
2016	31	8.85	10,898,584	14.0%	1,231,620	13.1%
2017	24	10.58	8,989,764	11.5%	849,341	9.0%
2018	13	9.92	5,105,945	6.5%	514,468	5.5%
2019	12	9.22	5,553,053	7.1%	602,164	6.4%
2020	6	6.56	2,321,861	3.0%	354,080	3.8%
2021	19	9.75	6,642,399	8.5%	681,160	7.3%
2022+	23	9.53	14,902,460	19.1%	1,563,445	16.7%
Sub-Total	208	8.70	78,063,259	100.0%	8,968,465	95.5%

Leased (3)	1	N/A	N/A	N/A	40,461	0.4%

Vacant	8	N/A	N/A	N/A	380,238	4.1%

Total	217	$8.70	$78,063,259	100.0%	9,389,164	100.0%

(1) Tenants currently under month to month lease or in the process of renewal.
(2) GLA owned directly by us or our unconsolidated joint ventures.
(3) Lease has been executed, but space has not yet been delivered.

NON-ANCHOR TENANTS (less than 19,000 square feet)

Expiring Non-Anchor Leases As of December 31, 2011
Year	Number of Leases	Average Annualized Base Rent	Annualized Base Rent	% of Total Annualized Base Rent	GLA(2)	% of GLA
		(per square foot)
(1)	31	$11.86	$980,531	1.3%	82,656	1.4%
2012	224	15.87	11,602,706	14.9%	731,127	12.7%
2013	251	15.97	12,291,394	15.8%	769,484	13.3%
2014	253	15.45	12,345,966	15.9%	799,320	13.9%
2015	179	16.45	9,788,489	12.6%	594,904	10.3%
2016	186	17.20	12,453,726	16.0%	723,872	12.5%
2017	74	16.99	5,095,654	6.6%	299,923	5.2%
2018	31	18.64	2,356,437	3.0%	126,399	2.2%
2019	24	17.44	1,862,449	2.4%	106,810	1.9%
2020	30	17.44	2,716,743	3.5%	155,811	2.7%
2021	26	16.20	2,120,487	2.7%	130,878	2.3%
2022+	35	18.83	4,002,718	5.3%	212,527	3.6%
Sub-Total	1,344	16.40	77,617,300	100.0%	4,733,711	82.0%

Leased (3)	21	N/A	N/A	N/A	120,025	2.1%

Vacant	326	N/A	N/A	N/A	917,366	15.9%

Total	1,691	$16.40	$77,617,300	100.0%	5,771,102	100.0%

(1) Tenants currently under month to month lease or in the process of renewal.
(2) GLA owned directly by us or our unconsolidated joint ventures.
(3) Lease has been executed, but space has not yet been delivered.

Land Held for Development and/or Sale

At December 31, 2011, we owned three projects under pre-development and various parcels of land adjacent to certain of our existing developed properties located in Florida, Georgia, Michigan, Tennessee and Virginia.  It is our policy to start vertical construction on new development projects only after the project has received entitlements, significant anchor leasing commitments, construction financing and joint venture partner commitments, if appropriate.

During the fourth quarter of 2011, we commenced Phase I construction on our ground up development in Jacksonville, Florida which will be anchored by a 45,000 square foot Dick’s Sporting Goods and a 25,000 square foot Marshalls and will also include approximately 20,000 square feet of non-anchor space.  As of December 31, 2011 Phase I was 79.0% leased.  Our intention remains to hold the remaining land for the project as well as the other two development sites until it is economically feasible to develop the planned retail sites.

Our development and construction activities are subject to risks such as inability to obtain the necessary zoning or other governmental approvals for a project, determination that the expected return on a project is not sufficient to warrant continuation of the planned development or change in plan or scope for the development.  If any of these events occur, we may record an impairment provision.

During the fourth quarter of 2011, we concluded that our estimated sales prices at multiple locations were lower than previously estimated, and as a result we recorded an impairment provision of $5.0 million.  In addition, we decided to forego our plans to develop a mixed-use project located in Stafford County, Virginia and determined that our best alternative is to sell the property in parcels.  Our change in plan triggered an impairment provision of $6.5 million.  In 2010, we recorded an impairment provision of $28.8 million related to developable land that we decided to market for sale.  There was no impairment provision for the year ended December 31, 2009.  For a detailed discussion of these projects, refer to Notes 1 and 7 of the notes to the consolidated financial statements.

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

In December 2008, John Carlo, Inc. (“Carlo”) filed a lawsuit against us and J. Raymond Construction Company (“JRCC”) in the Circuit Court of the Fourth Judicial Circuit in Duval, Florida related to a dispute regarding final payment for concrete and road work for a development  project in Florida.  On March 10, 2011, a settlement was reached as a result of which Carlo was paid an additional amount for concrete and road work improvements relating to the 2008 River City Marketplace development project.  That amount was added to our investment in income producing property for accounting purposes.  In connection with that settlement, the Carlo suit was dismissed with prejudice.

Item 4. Mine Safety Disclosures

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information
Our common shares are currently listed and traded on the New York Stock Exchange (“NYSE”) under the symbol “RPT”.  On March 1, 2012, the closing price of our common shares on the NYSE was $11.12.

Shareholder Return Performance Graph
The following line graph sets forth the cumulative total return on a $100 investment (assuming the reinvestment of dividends) in each of our common shares, the NAREIT Equity Index, and the S&P 500 Index for the period December 31, 2001 through December 31, 2011.  The stock price performance shown is not necessarily indicative of future price performance.

The following table depicts high and low closing prices per share for each quarter in 2011 and 2010:

Quarter Ended	High	Low

March 31, 2011	$13.51	$12.43
June 30, 2011	13.14	12.04
September 30, 2011	12.68	8.19
December 31, 2011	9.97	7.60

March 31, 2010	$11.71	$8.91
June 30, 2010	12.97	9.62
September 30, 2010	11.94	9.69
December 31, 2010	12.45	10.82

Holders

The number of holders of record of our common shares was 1,611 at March 1, 2012.  A substantially greater number of holders are beneficial owners whose shares of record are held by banks, brokers and other financial institutions.

Dividends

We declared the following cash distributions per share to our common shareholders for the years ended December 31, 2011 and 2010:

	Dividend
Record Date	Distribution	Payment Date

March 20, 2011	$0.1633	April 1, 2011
June 20, 2011	0.1633	July 1, 2011
September 20, 2011	0.1633	October 1, 2011
December 20, 2011	0.1633	January 3, 2012

	Dividend
Record Date	Distribution	Payment Date

March 20, 2010	$0.1633	April 1, 2010
June 20, 2010	0.1633	July 1, 2010
September 20, 2010	0.1633	October 1, 2010
December 20, 2010	0.1633	January 3, 2011

Under the Code, a REIT must meet certain requirements, including a requirement that it distribute to its shareholders at least 90% of its REIT taxable income annually, excluding net capital gain.  Distributions paid by us are at the discretion of our Board and depend on our actual net income available to common shareholders, cash flow, financial condition, capital requirements, the annual distribution requirements under REIT provisions of the Code and such other factors as the Board deems relevant.

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

Distributions on our 7.25% Series D Cumulative Convertible Perpetual Preferred Shares declared in 2011 totaled $2.67 per share and reflected the period commencing on the issuance date of April 6, 2011 through year end.  We do not believe that the preferential rights available to the holders of our preferred shares or the financial covenants contained in our debt agreements had or will have an adverse effect on our ability to pay dividends in the normal course of business to our common shareholders or to distribute amounts necessary to maintain our qualification as a REIT.

For information on our equity compensation plans as of December 31, 2011, refer to Item 12 of Part III of this report and Note 19 of the notes to the consolidated financial statements.

Item 6. Selected Financial Data

The following table sets forth our selected consolidated financial data and should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included elsewhere in this report.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share)
Operating Data:
Total revenue	$121,320	$113,217	$114,876	$124,150	$135,047
Property operating income (1)	80,799	75,260	76,539	81,589	91,706
(Loss) income from continuing operations	(37,308)	(21,765)	11,775	30,031	42,519
Gain on sale of real estate assets	9,638	46	7,896	19,132	32,643
Net (loss) income	(28,500)	(23,724)	15,936	27,432	45,985
Net loss (income) attributable to noncontrolling interest
in subsidiaries	1,742	3,576	(2,216)	(3,931)	(7,310)
Preferred share dividends	(5,244)	-	-	-	(3,146)
Loss on redemption of preferred shares	-	-	-	-	(1,269)
Net (loss) income available to common shareholders	$(32,002)	$(20,148)	$13,720	$23,501	$34,260
(Loss) earnings per common share, basic
Continuing operarations	$(1.05)	$(0.51)	$0.43	$1.41	$1.74
Discontinued operations	0.21	(0.06)	0.19	(0.14)	0.18
Basic (loss) earnings	$(0.84)	$(0.57)	$0.62	$1.27	$1.92
(Loss) earnings per common share, diluted
Continuing operarations	$(1.05)	$(0.51)	$0.43	$1.41	$1.73
Discontinued operations	0.21	(0.06)	0.19	(0.14)	0.18
Diluted (loss) earnings	$(0.84)	$(0.57)	$0.62	$1.27	$1.91

Weighted average shares outstanding:
Basic	38,466	35,046	22,193	18,471	17,851
Diluted	38,466	35,046	22,193	18,478	18,529

Cash dividends declared per RPT preferred share	$2.67	$-	$-	$-	$-
Cash dividends declared per RPT common share	$0.65	$0.65	$0.79	$1.62	$1.85

Cash distributions to RPT preferred shareholders	$3,432	$-	$-	$-	$-
Cash distributions to RPT common shareholders	$25,203	$22,501	$17,974	$34,338	$32,156

Balance Sheet Data (at December 31):
Cash and cash equivalents	$12,155	$10,175	$8,432	$4,816	$14,483
Investment in real estate (before accumulated depreciation)	1,084,457	1,074,095	1,002,855	1,010,714	1,049,764
Total assets	1,048,823	1,052,829	997,957	1,014,526	1,088,499
Mortgages and notes payable	518,512	571,694	552,836	663,189	691,644
Total liabilities	567,649	613,463	591,392	701,488	765,742
Total RPT shareholders' equity	449,075	402,273	367,228	273,714	281,517
Noncontrolling interest in subsidiaries	32,099	37,093	39,337	39,324	41,240
Total shareholders' equity	481,174	439,366	406,565	313,038	322,757

Other Data:
Funds from operations available to RPT common shareholders (2)	$29,509	$20,945	$45,263	$47,362	$54,975
Net cash provided by operating activities	44,703	43,249	48,064	26,998	85,988
Net cash (used in) provided by investing activities	(79,747)	(101,935)	(3,334)	33,617	23,182
Net cash provided by (used in) financing activities	37,024	60,385	(41,114)	(70,282)	(105,743)

(1)
Property operating income is a non-GAAP measure that consists of rental income and other property income, less real estate taxes, recoverable and non-recoverable operating expenses.  This measure is used internally to evaluate the performance of property operations and we consider it to be a significant measure.  Property operating income should not be considered an alternative measure of operating results or cash flow from operations as determined in accordance with GAAP.

(2)
Under the National Association of Real Estate Investment Trusts (“NAREIT”) definition, FFO represents net income attributable to common shareholders, excluding extraordinary items (as defined under accounting principles generally accepted in the United States of America (“GAAP”), gains (losses) on sales of depreciable property, plus real estate related depreciation and amortization (excluding amortization of financing costs), and after adjustments for unconsolidated partnerships and joint ventures. In addition, NAREIT has recently clarified its definition of FFO to exclude impairment provisions on depreciable property and equity investments in depreciable property.  See “Funds From Operations” in Item 7 for a discussion of FFO and a reconciliation of FFO to net income.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the consolidated financial statements, the notes thereto, and the comparative summary of selected financial data appearing elsewhere in this report.  Discontinued operations are discussed in Note 6 of the notes to the consolidated financial statements in Item 8.  The financial information in this MD&A is based on results from continuing operations.

Overview

We are a fully integrated, self-administered, publicly-traded REIT specializing in the ownership, management, development and redevelopment of community shopping centers located in the Eastern and Midwestern regions of the United States.  Most of our properties are multi-anchored by supermarkets and/or national chain stores. Our primary business is managing and leasing space to tenants in the shopping centers we own.  We also manage centers for our unconsolidated joint ventures for which we charge fees.  Our credit risk, therefore, is concentrated in the retail industry.

At December 31, 2011, we owned and managed, either directly or through our interest in real estate joint ventures, a total of 83 shopping centers and one office building, with approximately 15.2 million square feet of gross leasable area owned  by us and our joint ventures.  We also owned interests in three parcels of land held for development and five parcels of land adjacent to certain of our existing developed properties located in Florida, Georgia, Michigan, Tennessee and Virginia.

We are predominantly a community shopping center company with a focus on managing and adding value to our portfolio of centers that are primarily multi-anchored by grocery stores and/or nationally recognized discount department stores.  We believe that centers with a grocery and/or discount component attract consumers seeking value-priced products.  Since these products are required to satisfy everyday needs, customers usually visit the centers on a weekly basis.  Over 53% of our shopping centers are anchored by tenants or non-owned anchors that sell groceries.  Supermarket anchor tenants for our centers include, among others, Publix Supermarket, Jewel-Osco, Kroger and Whole Foods.  National chain anchors for our centers include, among others, TJ Maxx/Marshalls, Home Depot, Wal-Mart, Kohl’s, Lowe’s Home Centers, Best Buy, and Target.

Our shopping centers are primarily located in targeted metropolitan markets areas in the Eastern and Midwestern regions of the United States.  Our focus on these markets has enabled us to develop a thorough understanding of the unique characteristics of our markets. In both of our primary regions, we have concentrated a number of centers in reasonable proximity to each other in order to achieve efficiencies in management, leasing and acquiring new properties.

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

The economic performance and value of our shopping centers are dependent on various factors. The general economic environment in the United States and credit availability began to see improvement during 2011 but continued high unemployment and the slower rate of growth may affect our tenant’s abilities to pay base rent, percentage rent or other charges, which may adversely affect our financial condition and results of operations. Further, our ability to re-lease vacant spaces may be negatively impacted by the slow national economic recovery. These factors may impact the valuation of certain long-lived or intangible assets that are subject to impairment testing, potentially resulting in impairment provisions which may be material to our financial condition or results of operations.  While we believe the locations of our centers and our diverse tenant base should mitigate the negative impact of the economic environment, we may experience an increase in vacancy that will have a negative impact on our revenue and bad debt expense. We continue to monitor our tenants’ operating performance as well as trends in the retail industry to evaluate any future impact.

Significant Operating, Investing and Financing Transactions

Operating Activity

During 2011, we improved our portfolio of shopping centers through aggressive leasing.  Specifically, we completed the following:

•
Renewed 82% of the leases that expired during the year, comprised of 233 renewal leases totaling 1.2 million square feet at an average base rent of $13.25 per square foot, a 1.5% increase over the average expiring base rent;

•
Executed 152 new leases comprised of 0.9 million square feet at an average base rent of $12.20 per square foot.  For new leases for space which had previously been leased on a comparable basis, the average base rent was $12.78 per square foot, a 10.5% decrease over the prior rent period;

•	Reduced the number of vacant anchor spaces (spaces ≥ 19,000 square feet) from fifteen to eight; and
•	Reduced the number of anchor tenants that were lease obligated, but not in occupancy, from nine to six.

Also, during 2011, we continued our strategy of redeveloping centers on a selective basis.  In particular, we completed two redevelopment projects for which our proportionate share of costs was $15.6 million and commenced two redevelopment projects for which our proportionate share of cost to be $2.4 million.  We expect to identify new redevelopment projects periodically provided such projects are driven by market demand and generate suitable returns on our investment.

Investment Activity

During 2011, we entered St. Louis, Missouri, a new market for us, through the acquisition of two high-quality grocery-anchored shopping centers located in high-income trade areas for an aggregate investment of $77.3 million.  Specifically, we acquired:

•	Town and Country Crossing, a 141,996 square foot grocery-anchored shopping center located in suburban St. Louis, Missouri for $37.9 million; and
•	Heritage Place, a 269,254 square foot grocery-anchored shopping center located in suburban St. Louis, Missouri for $39.4 million.

Also during 2011, we sold three shopping centers and three outparcels where we believed we had maximized value for aggregate net proceeds to us of $28.8 million.  Specifically, we sold:

•	A shopping center located in Tamarac, Florida for $15.0 million, resulting in a small loss while generating approximately $14.3 million in net cash proceeds;
•	A shopping center located in Lantana, Florida for $16.9 million, resulting in a net gain of $6.2 million and generating $6.9 million in net proceeds;
•	A shopping center located in Taylors, South Carolina for $4.3 million, resulting in a net gain of $1.0 million and generating $3.8 million in net proceeds; and
•	Three outparcels located in Florida for an aggregate of approximately $4.0 million, resulting in a net gain of $2.4 million and generating $3.8 million in net proceeds.

Financing Activity

During 2011, we strengthened our capital structure by raising common and preferred equity, replacing short-term secured bank debt with longer-term unsecured bank debt, lengthening our debt maturities, and locking in interest rates for 5-7 years through interest rate swaps that qualify as cash flow hedges. As a result, we believe our debt maturities to be well-staggered over through 2018.

Specifically, we completed the following transactions:

•
Issued 2.0 million shares of 7.25% Series D cumulative convertible preferred stock for net proceeds of $96.6 million.  Each share of preferred stock has a liquidation value of $50.00 and is convertible at any time into 3.4699 shares of common stock (subject to change upon the occurrence of certain events), equating to an effective strike price of $14.41 per common share;

•	Issued 0.683 million shares of common stock through a controlled equity offering for net proceeds of $8.8 million;
•
Closed a $175 million syndicated bank revolving line of credit that matures in April 2014, with a one-year extension option available at our option provided we are in compliance with the terms of the agreement.  The revolving line is unsecured;

•
Closed a $75 million syndicated bank term loan that matures in April 2015, with a one-year extension option available at our option provided we are in compliance with the terms of the agreement.  The term loan is unsecured;

•	Closed a $60 million syndicated bank term loan that matures in September 2018. The term loan is unsecured; and
•	Closed a $24.7 million mortgage loan secured by our Jackson Crossing shopping center located in Jackson, Michigan.

Also during 2011, we repaid the following debt:

•	Three wholly owned property mortgages secured by our Lakeshore Marketplace, Beacon Square, and Gaines Marketplace shopping centers and three land loans totaling $38.6 million;
•	One joint venture mortgage for which our proportionate share was $3.7 million secured by our Martin Square shopping center; and
•	A $30 million secured bank bridge loan and a $30 million balance on an amortizing secured bank term loan.

In addition, we conveyed title to our Madison Center shopping center in Madison Heights, Michigan to the lender in exchange for release from our $9.1 million non-recourse mortgage obligation.

As of result of our financing activities, we ended the year with $29.5 million outstanding under our bank line of credit, a decrease of $90.3 million from the $119.8 million outstanding at the end of 2010.  We believe our lower debt levels, extended debt maturities, and enhanced liquidity available through our bank line resulted in a stronger financial position during 2011.

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

Revenue Recognition

Our shopping center space is generally leased to retail tenants under leases that are classified as operating leases. We recognize minimum rents using the straight-line method over the terms of the leases commencing when the tenant takes possession of the space and when construction of landlord funded improvements is substantially complete. Certain of the leases also provide for contingent percentage rental income which is recorded on an accrual basis once the specified target that triggers this type of income is achieved. The leases also provide for recoveries from tenants of common area maintenance (“CAM”), real estate taxes and other operating expenses. The majority of our recoveries are estimated and recognized as revenue in the period the recoverable costs are incurred or accrued.  Revenues from management, leasing, and other fees are recognized in the period in which the services have been provided and the earnings process is complete. Lease termination income is recognized when a lease termination agreement is executed by the parties and the tenant vacates the space.  When a lease is terminated early but the tenant continues to control the space under a modified lease agreement, the lease termination fee is generally recognized evenly over the remaining term of the modified lease agreement.

Current accounts receivable from tenants primarily relate to contractual minimum rent, percentage rent, real estate taxes, and CAM or other operating expense reimbursements.

Accounts Receivable and Accrued Rent

We provide for bad debt expense based upon the allowance method of accounting. We continuously monitor the collectability of our accounts receivable from specific tenants, analyze historical bad debts, customer credit worthiness, current economic trends and changes in tenant payment terms when evaluating the adequacy of the allowance for bad debts.  Allowances are taken for those balances that we have reason to believe will be uncollectible.  When tenants are in bankruptcy, we make estimates of the expected recovery of pre-petition and post-petition claims.  The period to resolve these claims can exceed one year.  Management believes the allowance for doubtful accounts is adequate to absorb currently estimated bad debts.  However, if we experience bad debts in excess of the allowance we have established, our operating income would be reduced.  At December 31, 2011 and 2010, our accounts receivable were $9.6 million and $10.5 million, respectively, net of allowances for doubtful accounts of $3.5 million and $3.9 million, respectively.

In addition, many of our leases contain non-contingent rent escalations for which we recognize income on a straight-line basis over the non-cancelable lease term.  This method results in rental income in the early years of a lease being higher than actual cash received, creating a straight-line rent receivable asset which is included in the “Other Assets” line item in our consolidated balance sheets.  We review our unbilled straight-line rent receivable balance to determine the future collectability of revenue that will not be billed to or collected from tenants due to early lease terminations, lease modifications, bankruptcies and other factors.  Our evaluation is based on our assessment of tenant credit risk changes indicating that expected future straight-line rent may not be realized.  Depending on circumstances, we may provide a reserve against the previously recognized straight-line rent receivable asset for a portion, up to its full value, that we estimate may not be received.  The balance of straight-line rent receivable at December 31, 2011 and 2010, net of allowances was $16.0 million and $17.9 million, respectively and is included in other assets on our consolidated balance sheets.  To the extent any of the tenants under these leases become unable to pay their contractual cash rents, we may be required to write down the straight-line rent receivable from those tenants, which would reduce our operating income.

Real Estate Investment

Income Producing

Real estate assets that we own directly are stated at cost less accumulated depreciation.  Depreciation is computed using the straight-line method.  The estimated useful lives for computing depreciation are generally 25 – 40 years for buildings and 10 – 20 years for parking lot surfacing and equipment.  We capitalize all capital improvement expenditures associated with replacements and improvements to real property that extend the property’s useful life and depreciate such improvements over their estimated useful lives ranging from 5 – 30 years.  In addition, we capitalize tenant leasehold improvements and depreciate them over the shorter of the useful life of the improvements or the term of the related tenant lease.  We consider a number of different factors to evaluate whether we or the tenant is the owner of the tenant improvement for accounting purposes.  These factors include:  1) whether the lease stipulates how and on what a tenant improvement allowance may be spent; 2) whether the tenant or landlord retains legal title to the improvements; 3) the uniqueness of the improvements; 4) the expected economic life of the tenant improvements relative to the term of the lease; and 5) who constructs or directs the construction of the improvements.  We depreciate all tenant improvements over the shorter of the useful life of the improvements or the term of the related tenant lease.  We charge maintenance and repair costs that do not extend an asset’s life to expense as incurred.

Sale of a real estate asset is recognized when it is detemined that the sale has been consummated, the buyer's initial and continuing investment is adequate, our receivable, if any, is not subject to future subordination, and the buyer has assumed the usual risk and rewards of ownership of the assets.

Development and Redevelopment

Real estate also includes costs incurred in the development of new operating properties and the redevelopment of existing operating properties.  These properties are carried at cost and no depreciation is recorded on these assets until the commencement of rental revenue or no later than one year from the completion of major construction.  These costs include pre-development costs directly identifiable with the specific project, development and construction costs, interest, real estate taxes and insurance.  Interest is capitalized on land under development and buildings under construction based on the weighted average rate applicable to our borrowings outstanding during the period and the weighted average balance of qualified assets under development/redevelopment during the period.  Indirect project costs associated with development or construction of a real estate project are capitalized until the earlier of one year following substantial completion of construction or when the property becomes available for occupancy.

The capitalized costs associated with development and redevelopment projects are depreciated over the useful life of the improvements.  If we determine a development or redevelopment project is no longer probable, we expense all capitalized costs which are not recoverable.

Acquisitions

Acquisitions of properties are accounted for utilizing the acquisition method and, accordingly, the results of operations of an acquired property are included in our results of operations from the date of acquisition.  Estimates of fair values are based upon future cash flows and other valuation techniques in accordance with our fair value measurements policy, which are used to record the purchase price of acquired property among land, buildings on an “as if vacant” basis, tenant improvements, other identifiable intangibles and any gain on purchase.  Other identifiable intangible assets and liabilities include the effect of above-and below-market leases, the value of having leases in place (“as-is” versus “as if vacant” and absorption costs), out-of-market assumed mortgages and tenant relationships, if any.  Initial valuations are subject to change until such information is finalized, no later than twelve months from the acquisition date.  The impact of these estimates, including incorrect estimates in connection with acquisition values and estimated useful lives, could result in significant differences related to the purchased assets, liabilities and resulting gain on purchase, depreciation or amortization.  For the years ended December 31, 2011 and 2010, we recorded in general and administrative expenses approximately $0.1 and $0.3 million, respectively, in costs associated with the closing of our acquisitions.

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

Impairment

We review our investment in real estate, including any related intangible assets, for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the remaining estimated useful lives of those assets may warrant revision or that the carrying value of the property may not be recoverable.  For operating properties, these changes in circumstances include, but are not limited to, changes in occupancy, rental rates, tenant sales, net operating income, geographic location, and real estate values.  The viability of all projects under construction or development, including those owned by unconsolidated joint ventures, are regularly evaluated under applicable accounting requirements, including requirements relating to abandonment of assets or changes in use.  To the extent a project, or individual components of the project, are no longer considered to have value, the related capitalized costs are charged against operations.

Determining whether an investment in real estate is impaired and the amount of any such impairment requires considerable management judgment.  In the event that management changes its intended holding period for an investment in real estate, impairment may result even without any other event or change in circumstances related to that investment.  For example, a determination to sell land held for development rather than to develop the land and hold the developed asset may result in impairment. Similarly, a decision to sell an income producing property rather than to hold it may result in impairment.   Under certain circumstances, management may use probability-weighted scenarios related to an investment in real estate, and the use of such analysis may also result in impairment.  Impairment provisions resulting from any event or change in circumstances, including changes in management’s intentions or management’s analysis of varying scenarios, could be material to our consolidated financial statements.

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

In 2011, we recorded $11.5 million of impairment provisions triggered by changes in the estimated fair market value on land held for sale and a change in plan at one of our development projects.  In addition, our decision to sell several income producing properties triggered $16.3 million of impairment provisions due to the estimated sales price being lower than the net book value of each property.  We recorded a $9.6 million impairment provision for our investment in several joint ventures due to other-than-temporary estimated fair value changes. Also, one of our joint ventures recorded an impairment provision of $5.5 million, of which our share was $1.6 million, as a result of the expectation that cash flow will be insufficient to service a non-recourse mortgage and the likelihood that the partners will be unwilling to fund the shortfall.  See Note 7 of the notes to the consolidated financial statements for further information regarding impairment provisions.

Off Balance Sheet Arrangements

We have seven equity investments in unconsolidated joint venture entities in which we own 50% or less of the total ownership interest.  Because we can influence but not make significant decisions without our partner’s approval these investments are accounted for under the equity method of accounting. We provide leasing, development, asset and property management services to these joint ventures for which we are paid fees.  Entities identified as variable interest entities are consolidated if we are determined to be the primary beneficiary of the partially owned real estate joint venture.  Refer to Note 8 of the notes to the consolidated financial statements for further information.

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

In testing for impairment of equity investments in unconsolidated entities, we primarily use cash flow models, discount rates, and capitalization rates to estimate the fair values of properties held in joint ventures, and mark the debt of the joint ventures to market.  Determining whether an equity investment in an unconsolidated entity is impaired and, if so, the amount of the impairment requires considerable management judgment. Changes to assumptions regarding cash flows, discount rates, or capitalization rates could be material to our consolidated financial statements.  We record an impairment provision when it is determined that a decline in value is other than temporary.  In 2011, we recorded a non-cash impairment provision of $9.6 million resulting from other-than-temporary declines in the fair market value of various equity investments in unconsolidated joint ventures. Refer to Note 7 of the notes to the consolidated financial statements for further information.

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

Results of Operations

Comparison of the Year Ended December 31, 2011 to the Year Ended December 31, 2010

The following summarizes certain line items from our audited statements of operations which we believe are important in understanding our operations and/or those items that have significantly changed during the year ended December 31, 2011 as compared to 2010:

	Year Ended
	December 31,
	2011	2010	% Change
	(In thousands)
Total revenue	$121,320	$113,217	7.2%
Recoverable operating expense	32,691	30,606	6.8%
Other non-recoverable operating expense	3,704	3,159	17.3%
Depreciation and amortization	36,255	30,590	18.5%
General and administrative expense	19,650	18,994	3.5%
Other expense	(257)	(973)	-73.6%
Gain on sale of real estate	2,441	2,096	16.5%
Earnings (loss) from unconsolidated joint ventures	1,669	(221)	-855.2%
Interest expense	(28,138)	(30,785)	-8.6%
Amortization of deferred financing fees	(1,869)	(2,612)	-28.4%
Provision for impairments	(37,411)	(31,440)	19.0%
Bargain purchase gain on acquisition of real estate	-	9,836	NM
Deferred gain recognized upon acquisition of real estate	-	1,796	NM
Loss on early debt extinguishment	(1,968)	-	NM
Income tax (provision) benefit	(795)	670	-218.7%
Income (loss) from discontinued operations	8,808	(1,959)	-549.6%
Net loss attributable to noncontrolling intererst	1,742	3,576	-51.3%
Preferred share dividends	(5,244)	-	NM
Net loss available to common shareholders	$(32,002)	$(20,148)	58.8%

NM - Not meaningful

Total revenue increased $8.1 million, or 7.2%, to $121.3 million for the year ended December 31, 2011 from $113.2 million in 2010. The increase is primarily due to the following:

•	$7.0 million increase in minimum rent and tenant recovery income primarily related to our acquisitions in 2011 and 2010; and
•	$1.1 million increase in lease termination income.

Recoverable operating expenses increased by $2.1 million, or 6.8%, to $32.7 million in 2011 from $30.6 million in 2010, primarily due to our acquisitions in 2011 and 2010.

Other non-recoverable operating expenses increased $0.5 million, or 17.3%, to $3.7 million in 2011 from $3.2 million.  The increase was primarily due to our acquisitions in 2010 and 2011.

Depreciation and amortization expense increased by $5.7 million, or 18.5%, to $36.3 million in 2011 from $30.6 million in 2010.  Of that increase $4.9 million was related to our acquisitions in 2011 and 2010 and approximately $0.8 million was associated with accelerated depreciation for building demolition in 2011 at two properties.

General and administrative expenses increased by $0.7 million, or 3.5%, to $19.7 million in 2011 from $19.0 million in 2010.  The increase in 2011 was primarily related to the following:

•
an increase of $1.8 million in net compensation expense due primarily to higher severance expense, annual pay increases, lower capitalization of development and leasing salaries and related costs in 2011, and a $0.5 million reduction to long-term incentive expense in 2010 for not meeting performance measures; partially offset by

•	a decrease in legal fees of approximately $0.8 million related to our defense against a lawsuit with a subcontractor in 2010 as well as lower corporate legal expense in 2011; and
•	a decrease in acquisition, non-viable redevelopment expense and D&O insurance costs of approximately $0.3 million.

Other expense decreased $0.7 million to $(0.3) million in 2011 from $(1.0) million in 2010. The decrease was primarily related to a $0.5 million easement fee earned in 2011 at one of our development projects located in Jacksonville, Florida and a $0.2 million decrease in real estate tax expense in 2011 on development projects that were placed on hold in 2010.

Gain on sale of real estate increased slightly in 2011 to $2.4 million in 2011 from $2.1 million in 2010.

Earnings (loss) from unconsolidated joint ventures increased in 2011 by $1.9 million primarily due the following:

•	the sale of Shenandoah Square shopping center resulted in our proportionate share of the gain of $2.7 million, plus $0.2 million of promote fee income;
•	2010 included higher default interest expense, bad debt expense and impairment provision of $1.6 million; partially offset by
•
an increase in depreciation expense of $2.6 million due to the commencement of two redevelopment projects, resulting in a reduction to the useful lives of certain buildings that were subsequently demolished to prepare for the properties’ redevelopment.

Interest expense decreased $2.6 million, or 8.6%, to $28.1 million in 2011 from $30.8 million in 2010 due primarily to the payoff of several mortgages and a lower revolving line of credit balance.

Amortization of deferred financing fees expense decreased $0.7 million, or 28.4%, to $1.9 million in 2011 from $2.6 million in 2010 which was primarily due to the refinancing of our revolving line of credit.

Impairment provisions of $37.4 million were recorded in the fourth quarter of 2011 related to the decision to market certain income-producing properties for sale, adjustments to the sales price assumptions for certain undeveloped land parcels available for sale at several of our development properties and other-than-temporary declines in the fair market value of various equity investments in unconsolidated joint ventures.  During 2010 impairment provisions of $31.4 million were recorded related to the marketing of certain undeveloped land parcels for sale and other-than-temporary declines in the fair market value of various equity investments in unconsolidated joint ventures.  Refer to Note 7 of the notes to the consolidated financial statements for a detailed discussion of these charges.

In 2010, we recorded a bargain purchase gain of $9.8 million and a previously deferred gain of $1.8 million related to the transfer of ownership interest in the Merchants’ Square Shopping Center.  There were no similar activities in 2011.

Loss on extinguishment of debt was $2.0 million in 2011 related to a one-time write-off of unamortized deferred financing costs related to the prior secured revolving line of credit and term loan.  There were no comparable activities in 2010.

The income tax provision was $0.8 million in 2011 as compared to a tax benefit of $0.7 million in 2010. The increase in income tax expense was primarily due to the repeal of the Michigan Business Tax that resulted in a one-time write-off of net deferred tax assets of $0.8 million. Refer to Note 20 of the notes to the condensed consolidated financial statements for further information.

Income from discontinued operations was $8.8 million in 2011 compared to a loss from discontinued operations of $2.0 million in 2010. In 2011, we sold the Lantana Shopping Center located in Lantana, Florida, the Sunshine Plaza Shopping Center located in Tamarac, Florida and the Taylor’s Square shopping center located in Greenville, South Carolina which generated an aggregate gain on sale of $7.2 million.  Also in 2011, we conveyed interest and title on our Madison Center located in Madison Heights, Michigan to the lender thereby satisfying the debt obligation.  The transaction resulted in a gain on debt extinguishment of $1.2 million which is included in income from discontinued operations.  In 2010, we sold one shopping center located in Elkin, North Carolina for a net loss of $2.1 million.

Net income attributable to noncontrolling interest decreased $1.8 million primarily due to the acquisition of our partner’s 80% interest in the Ramco RM Hartland SC LLC joint venture in the first quarter 2011, and was partially offset by higher net loss in 2011.

For the year ended December 31, 2011, we declared dividends of $5.2 million to preferred shareholders resulting from the April 2011 preferred equity offering.  There were no preferred shares outstanding in 2010.

Comparison of the Year Ended December 31, 2010 to the Year Ended December 31, 2009

The following summarizes certain line items from our audited statements of operations which we believe are important in understanding our operations and/or those items which have significantly changed during the year ended December 31, 2010 as compared to 2009:

	Year Ended
	December 31,
	2010	2009	% Change
	(In thousands)
Total revenue	$113,217	$114,876	-1.4%
Recoverable operating expense	30,606	31,324	-2.3%
Other non-recoverable operating expense	3,159	2,099	50.5%
Depreciation and amortization	30,590	29,156	4.9%
General and administrative expense	18,994	14,971	26.9%
Other (expense) income	(973)	870	-211.8%
Gain on sale of real estate	2,096	5,010	-58.2%
(Loss) earnings from unconsolidated joint ventures	(221)	1,328	-116.6%
Interest expense	(30,785)	(28,185)	9.2%
Amortization of deferred financing fees	(2,612)	(828)	215.5%
Provision for impairments	(31,440)	-	NM
Bargain purchase gain on acquisition of real estate	9,836	-	NM
Deferred gain recognized upon acquisition of real estate	1,796	-	NM
Restructuring costs and other items	-	(4,379)	NM
Income tax benefit	670	633	5.8%
(Loss) income from discontinued operations	(1,959)	4,161	-147.1%
Net loss (income) attributable to noncontrolling intererst	3,576	(2,216)	-261.4%
Net (loss) income avaiable to common shareholders	$(20,148)	$13,720	-246.9%

NM - Not meaningful

Total revenue decreased $1.7 million, or 1.4%, to $113.2 million for the year ended December 31, 2010 from $114.9 million in 2009. The decrease is primarily attributable to the following:

•
a decrease in minimum rent of $2.0 million due primarily to the sale of two net leased Wal-Marts in 2009 and tenant vacancies, tenant bankruptcies, rent relief and other concessions granted in 2010, partially offset by minimum rent from acquisitions of $1.1 million in 2010;

•	a decrease in recovery income from tenants of approximately $1.1 million due to lower real estate tax expense partly offset by 2010 acquisitions;
•	a decrease of $0.7 million in development fees earned in 2010 due to completed construction at our joint venture properties; partially offset by
•	increases of $0.6 million in lease termination fees and $0.7 million of lease rejection income from a bankruptcy claim in 2010.

Recoverable operating expenses decreased by $0.7 million, or 2.3%, to $30.6 million in 2010 from $31.3 million in 2009, primarily due to a decrease in real estate tax expense.

Other non-recoverable operating expenses increased $1.1 million, or 50.5%, to $3.2 million in 2010 from $2.1 million due to higher bad debt expense, primarily resulting from the bankruptcy of A&P.

Depreciation and amortization expense increased $1.4 million or 4.9%, to $30.6 million in 2010 from $29.2 million. Of that increase $1.1 million was due to our acquisitions in 2010 and $0.3 million related to an increase in unamortized lease costs associated with tenants that vacated prior to their lease expiration.

General and administrative expenses increased by $4.0 million, or 26.9%, to $19.0 million in 2010 from $15.0 million in 2009.  The increase in 2010 was primarily related to the following:

•	an increase of $1.2 million in net compensation expense which included lower capitalization of leasing and development salary and related costs of $0.3 million;
•	an increase in legal fees of $1.0 million primarily related to our defense against litigation;
•	an increase of $0.6 million due to a settlement with four former executives for health benefit costs;
•	an increase of $0.4 million related to higher benefits and personnel related costs;
•	an increase in acquisition costs of $0.3 million related to our 2010 property acquisitions; and
•	an increase of $0.2 million related to recruitment fees associated with the hire of one new executive.

Other (expense) income decreased $1.9 million to $(1.0) million in 2010 from $0.9 million in 2009. The decrease was primarily related to real estate tax expense being capitalized in 2009 on development projects that were temporarily placed on hold in 2010, therefore expensed in 2010.

Gain on sale of real estate decreased $2.9 million, or 58.2%, to $2.1 million in 2010 from $5.0 million in 2009. The decrease is mostly attributable to the sale of two net leased Wal-Mart pads at Northwest Crossing and Taylors Square shopping centers in 2009.

(Loss) earnings from unconsolidated joint ventures decreased in 2010 primarily due to our equity in a $9.1 million impairment loss at a property in one of our joint ventures, of which our share was $1.8 million.  In the fourth quarter of 2010, the property’s interest was transferred to us.

Interest expense increased $2.6 million, or 9.2%, to $30.8 million in 2010 from $28.2 million in 2009 attributable to the following:

•	an increase of $1.2 million associated with higher interest expense and unused line fees associated with our new credit facilities which closed in the fourth quarter of 2009;
•	lower capitalized interest of $1.0 million due to the temporary deferment of our development projects; and
•	the consolidation of Hartland Towne Square increased interest expense by approximately $0.4 million.

Amortization of deferred financing fees expense increased $1.8 million, or 215.5%, to $2.6 million in 2010 from $0.8 million in 2009 primarily related to our new credit and term loan facilities which closed in the fourth quarter of 2009.

An impairment provision of $28.8 million was recorded in the third quarter of 2010 related to a decision to market certain land parcels for sale at several of our development properties.  Refer to Note 7 of the notes to the consolidated financial statements for a detailed discussion of these charges.  Also, in the first quarter of 2010, we recorded a non-cash impairment provision of $2.7 million resulting from other-than-temporary declines in the fair market value of various equity investments in unconsolidated joint ventures.

In 2010, we recorded a bargain purchase gain of $9.8 million and a previously deferred gain of $1.8 million related to the transfer of ownership interest in the Merchants’ Square Shopping Center in the fourth quarter of 2010.  There were no similar sales activities in 2009.

Restructuring costs and other items included $1.6 million related to our strategic review and proxy contest in 2009 and $1.6 million of severance and other compensation-related costs associated with employees who were terminated in 2009.  Additionally, in the fourth quarter of 2009, we abandoned the Northpointe Town Center project in Jackson, Michigan resulting in a one-time charge of $1.2 million.  Refer to Note 18 of the notes to the consolidated financial statements for additional information.

The income tax benefit was $0.7 million in 2010 and was slightly higher than the tax benefit of $0.6 million in 2009.

For the year ended December 31, 2010, we recorded a net loss of $2.0 million from discontinued operations related to the sale of one income producing property, as compared to a net gain of $4.2 million for the same period in 2009 related to the sale of Taylor Plaza, a stand-alone Home Depot store located in Taylor, Michigan.

Noncontrolling interest represents the portion of the Operating Partnership and 80% of the Ramco RM Hartland SC LLC joint venture not owned by us.  The loss attributable to noncontrolling interest in the year ended December 31, 2010 of $3.6 million compares to income of $2.2 million for the year ended December 31, 2009.  The decrease of $5.8 million reflects the noncontrolling interest’s proportionate share of our net loss in 2010 as compared to net income in 2009, as well as the noncontrolling interest’s share of the net loss related to the Ramco RM Hartland SC LLC joint venture developing a portion of Hartland Towne Square.  We consolidated this variable interest entity joint venture effective January 1, 2010 and attributed 80% of the net loss in the joint venture to the noncontrolling interest.  In January 2011, we executed an agreement with our joint venture partner that transferred the partner’s interest in the Ramco Hartland SC, LLC joint venture to us for $1.0 million, which approximated the partner’s equity in the joint venture.

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

At December 31, 2011 and 2010, we had $18.2 million and $15.9 million in cash and cash equivalents and restricted cash, respectively.  Restricted cash was comprised primarily of funds held in escrow to pay real estate taxes, insurance premiums, and certain capital expenditures.

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

We have no debt maturities until August 2012, when a $10.7 million mortgage loan matures.

We continually search for investment opportunities that may require additional capital and/or liquidity.  As of December 31, 2011, we had no proposed property acquisitions under contract.

Long-Term Liquidity Requirements

Our long-term liquidity needs consist primarily of funds necessary to pay indebtedness at maturity, potential acquisitions of properties, redevelopment of existing properties, the development of land held and non-recurring capital expenditures.

During 2011, we closed on a new seven-year $60.0 million unsecured term loan, due in September 2018, and a new $250.0 million unsecured bank facility comprised of a $175.0 million revolving line of credit and a $75.0 million term loan.  The facility replaced our prior secured line which was scheduled to mature in December 2012.  The new revolving line of credit and term loan have terms of three and four years, respectively.  Subject to customary conditions, both the revolving line and the term loan can be extended for one year at our option.   Borrowings under the facility are priced at LIBOR plus 200 to 275 basis points depending on our leverage ratio.  As of December 31, 2011, $144.1 million was available to be drawn on our unsecured revolving credit facility subject to certain covenants that may affect availability.

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

The following is a summary of our cash flow activities:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Cash provided by operating activities	$44,703	$43,249	$48,064
Cash used in investing activities	(79,747)	(101,935)	(3,334)
Cash provided by (used in) financing activities	37,024	60,385	(41,114)

Operating Activities:

We generated $44.7 million in cash provided by operating activities compared to $43.2 million in 2010.  In 2011, we received $5.5 million more operating cash flow from rent, recovery income, and other property income, net of operating expenses, than we did in 2010.  We also had $0.7 million less in other expense than in 2010.  In addition, we received $1.5 million more in distributions from unconsolidated entities.  Partly offsetting these increases was a $8.3 million decrease in cash generated from changes in accounts receivable, other assets, and accounts payables and accruals.

Investing Activities:

We used $79.7 million of cash in investing activities compared to $101.9 million in 2010.  During 2011, we invested $21.5 million more in property acquisitions, but invested $7.5 million less on development, redevelopment, and capital expenditures, $3.4 million less into unconsolidated joint ventures, $3.0 million less in notes receivable, and $1.2 million less in restricted cash.  We also generated $28.5 million more from property sales (including our share of proceeds from joint venture property sales).

Financing Activities:

We generated $37.0 million in cash from financing activities compared to $60.4 million in 2010.  During 2011, we received $29.8 million more from common and preferred equity offerings, but paid $6.1 million more in common and preferred distributions.  We also reduced our debt, net of borrowings, by $45.1 million from 2010.

Dividends and Equity

We believe that we currently qualify, and intend to continue to qualify in the future as a REIT under the Internal Revenue Code of 1986, as amended (“the Code”).  Under the Code, as a REIT we must distribute to our shareholders at least 90% of our REIT taxable income annually, excluding net capital gain. Distributions paid are at the discretion of our Board and depend on our actual net income available to common shareholders, cash flow, financial condition, capital requirements, restrictions in financing arrangements, the annual distribution requirements under REIT provisions of the Code and such other factors as our Board deems relevant.

We paid cash dividends of $0.653 per common share to shareholders in 2011, unchanged from dividends paid in 2010.   Our dividend policy has not changed in that we expect to continue making distributions to shareholders of at least 90% of our REIT taxable income, excluding net capital gain, in order to maintain qualification as a REIT. On an annualized basis, our current dividend is above our estimated minimum required distribution.  Distributions paid by us are funded from cash flows from operating activities.  To the extent that cash flows from operating activities were insufficient to pay total distributions for any period, alternative funding sources are used as shown in the following table.  Examples of alternative funding sources may include proceeds from sales of real estate and bank borrowings.  Although we may use alternative sources of cash to fund distributions in a given period, we expect that distribution requirements for an entire year will be met with cash flows from operating activities.

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Cash provided by operating activities	$44,703	$43,249	$48,064

Cash distributions to preferred shareholders	(3,432)	-	-
Cash distributions to common shareholders	(25,203)	(22,501)	(17,974)
Cash distributions to operating partnership unit holders	(2,159)	(1,906)	(2,503)
Distributions to noncontrolling interests	-	-	(54)
Total distributions	$(30,794)	$(24,407)	$(20,531)

Surplus (deficiency)	$13,909	$18,842	$27,533
Alternative sources of funding for distributions:
Proceeds from sales of real estate assets	$28,803	$4,023	$28,022
Total sources of alternative funding for distributions	n/a	n/a	n/a

During 2011, we issued 0.683 million common shares through a controlled equity offering generating $8.8 million in net proceeds.  Additionally, in the second quarter of 2011, we issued 2.0 million convertible cumulative perpetual preferred shares generating $96.6 million in net proceeds.

Debt

The following financing activity occurred during 2011:

•
A new seven-year $60.0 million unsecured term loan. The net proceeds were used to repay four property mortgages aggregating approximately $22.0 million and to repay the $33.0 million outstanding balance (as of September 30, 2011) on our unsecured revolving line of credit;

•	Closed a new $24.7 million mortgage secured by the Jackson Crossing shopping center in Jackson, Michigan. The mortgage bears a fixed rate of 5.8% and matures in April 2018;
•
Repaid in full the $30.0 million secured term loan facility from borrowings under our secured Credit Facility, and used net proceeds from our cumulative convertible perpetual preferred share offering to repay our $30.0 million secured bridge loan and reduce borrowings on our Credit Facility; and

•	Repaid three wholly owned property mortgages secured by our Lakeshore Marketplace, Beacon Square, and Gaines Marketplace shopping centers and three land loans totaling $38.6 million.

Additionally, a $9.1 million non-recourse mortgage note that was secured by our wholly-owned Madison Center property located in Madison Heights, Michigan, was due May 1, 2011.  The note entered default status in May when we did not repay the note at maturity.  On October 19, 2011 we conveyed titled to and our interest in the Madison Center property to the lender and were released of our obligation.

It is anticipated that funds borrowed under our credit facilities will be used for general corporate purposes, including working capital, capital expenditures, the repayment of indebtedness or other corporate activities.  For further information on the credit facilities and other debt, refer to Note 11 of the consolidated financial statements.

At December 31, 2011, we had four interest rate swap agreements in effect for an aggregate notional amount of $135.0 million converting our floating rate corporate debt to fixed rate debt.  After taking into account the impact of converting our variable rate debt to fixed rate debt by use of the interest rate swap agreements, at December 31, 2011, we had $29.5 million of variable rate debt outstanding.

At December 31, 2011, we had $325.8 million of fixed rate mortgage loans encumbering certain consolidated properties.  Such mortgage loans are non-recourse, subject to certain exceptions for which we would be liable for any resulting losses incurred by the lender.  These exceptions vary from loan to loan but generally include fraud or a material misrepresentation, misstatement or omission by the borrower, intentional or grossly negligent conduct by the borrower that harms the property or results in a loss to the lender, filing of a bankruptcy petition by the borrower, either directly or indirectly, and certain environmental liabilities.  In addition, upon the occurrence of certain of such events, such as fraud or filing of a bankruptcy petition by the borrower, we would be liable for the entire outstanding balance of the loan, all interest accrued thereon and certain other costs, penalties and expenses.

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

As of December 31, 2011, we had seven equity investments in unconsolidated joint venture entities in which we owned 50% or less of the total ownership interest and accounted for these entities under the equity method.  Refer to Note 8 of the notes to the consolidated financial statements for more information.

We have a 30% ownership interest in our Ramco Lion joint venture which owns a portfolio of 16 properties totaling 3.2 million square feet of GLA.  As of December 31, 2011, the properties had consolidated equity of $300.5 million.  Our total investment in the venture at December 31, 2011 was $76.4 million.  The Ramco Lion joint venture has total debt obligations of approximately $209.0 million with maturity dates ranging from 2012 through 2020.  Our proportionate share of the total debt is $62.7 million.  Such debt is non-recourse to the venture, subject to carve-outs customary to such types of mortgage financing.

We have a 20% ownership interest in our Ramco 450 joint venture which is a portfolio of eight properties totaling 1.6 million square feet of GLA.  As of December 31, 2011, the properties in the portfolio had consolidated equity of $124.1 million.  Our total investment in the venture at December 31, 2011 was $14.5 million.  The Ramco 450 venture has total debt obligations of approximately $170.6 million with maturity dates ranging from 2013 through 2017.  Our proportionate share of the total debt is $34.1 million.  Such debt is non-recourse to the venture, subject to carve-outs customary to such types of mortgage financing.

We also have ownership interests ranging from 7% - 50% in five smaller joint ventures that each own one or two properties.  As of December 31, 2011, our total investment in these ventures was $6.0 million and our proportionate share of the total non-recourse debt was $5.4 million with maturity dates ranging from 2012 through 2016.  One of these joint ventures was in default on its $8.4 million non-recourse mortgage loan in which we had a 40% interest.  On February 10, 2012, the joint venture completed a transfer of the property’s ownership to the lender in consideration for the repayment of the outstanding mortgage loan.  In addition, one of our single property joint ventures sold its sole property to a third party in the third quarter of 2011 which generated a $6.8 million gain on sale of which $2.7 million was our proportionate share.  Refer to Note 8 of the notes to the consolidated financial statements for more information related to our real estate joint ventures.

Additionally, we review our equity investments in unconsolidated entities for impairment on a venture-by-venture basis whenever events or changes in circumstances indicate that the carrying value of the equity investment may not be recoverable. In testing for impairment of these equity investments, we primarily use cash flow models, discount rates, and capitalization rates to estimate the fair value of properties held in joint ventures, and we also estimate the fair value of the debt of the joint ventures based on borrowing rates for similar types of borrowing arrangements with the same remaining maturity.  Considerable judgment by management is applied when determining whether an equity investment in an unconsolidated entity is impaired and, if so, the amount of the impairment. Changes to assumptions regarding cash flows, discount rates, or capitalization rates could be material to our consolidated financial statements.

As a result of our impairment testing, we recorded non-cash impairment provisions of $9.6 million and $2.7 million in 2011 and 2010, respectively.  These amounts related to the other-than-temporary declines in the fair market value of various equity investments in our unconsolidated joint ventures.  Refer to Note 7 of the notes to the consolidated financial statements for more information.

Contractual Obligations

The following are our contractual cash obligations as of December 31, 2011:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)

Mortgages and notes payable:
Scheduled amortization	$24,919	$5,009	$12,418	$3,730	$3,762
Payments due at maturity	493,546	10,602	153,493	185,000	144,451
Total mortgage and notes payable (1)	518,465	15,611	165,911	188,730	148,213
Employment contracts	1,001	641	360	-	-
Capital lease	7,309	677	6,632	-	-
Operating leases	5,017	729	1,432	958	1,898
Construction commitments	3,005	3,005	-	-	-
Total contractual obligations	$534,797	$20,663	$174,335	$189,688	$150,111

(1) Excludes $47,000 of unamortized mortgage debt premium.

We anticipate that the combination of cash on hand, cash provided from operating activities, the availability under our credit facility ($144.1 million at December 31, 2011 subject to covenants), our access to the capital markets and the sale of existing properties will satisfy our expected working capital requirements through at least the next 12 months. Although we believe that the combination of factors discussed above will provide sufficient liquidity, no assurance can be given.

At December 31, 2011, we did not have any contractual obligations that required or allowed settlement, in whole or in part, with consideration other than cash.

Mortgages and notes payable

See the analysis of our debt included in “Liquidity and Capital Resources” above.

Employment Contracts

At December 31, 2011, we had employment contracts with our Chief Executive Officer and Chief Financial Officer that contain minimum guaranteed compensation.  All other employees are subject to at-will employment.

Operating and Capital Leases

We lease office space for our corporate headquarters and our Florida office under operating leases.  We also have an operating lease adjacent to our former Taylors Square shopping center and a capital ground lease at our Gaines Marketplace shopping center that provides the option to purchase the land parcel in October 2014 for approximately $5.4 million.

Construction Costs

In connection with the development and expansion of various shopping centers as of December 31, 2011, we have entered into agreements for construction activities with an aggregate cost of approximately $3.0 million.

Planned Capital Spending

We are focused on our core strengths of enhancing the value of our existing portfolio of shopping centers through successful leasing efforts and the completion of our redevelopment projects currently in process.  In addition, we spent $77.3 million in connection with the acquisitions of Heritage Place and Town and Country Crossing, both in suburban St. Louis, Missouri.

For 2012, we anticipate spending approximately $24.3 million for capital expenditures which includes development and redevelopment projects as well as planned spending for tenant improvements and leasing costs.

Capitalization

At December 31, 2011 our total market capitalization was $1.0 billion.  Our market capitalization consisted of $512.7 million of net debt (including property-specific mortgages, an unsecured credit facility consisting of a revolving line of credit and term loan, a new unsecured term loan, junior subordinated notes and a capital lease obligation), $407.9 million of common shares and OP Units (including dilutive securities and based on a market price of $9.83 at December 31, 2011), and $85.3 million of convertible perpetual preferred shares (based on a market price of $42.63 per share at December 31, 2011).  Our net debt to total market capitalization was 51.0% at December 31, 2011, as compared to 52.8% at December 31, 2010.  The decrease in total net debt to market capitalization was due primarily to the impact of the April 2011 preferred equity offering and the repayment of various property mortgages in 2011, partially offset by the decrease in our common share price from $12.45 at December 31, 2010 to $9.83 at December 31, 2011.  Our outstanding debt at December 31, 2011 had a weighted average interest rate of 5.14%, and consisted of $490.0 million of fixed rate debt, including the impact of interest rate swap agreements. Outstanding letters of credit issued under the credit facility totaled approximately $1.4 million at December 31, 2011.

At December 31, 2011, the noncontrolling interest in the Operating Partnership represented a 6.3% ownership in the Operating Partnership.  The OP Units may, under certain circumstances, be exchanged for our common shares of beneficial interest on a one-for-one basis.  We, as sole general partner of the Operating Partnership, have the option, but not the obligation, to settle exchanged OP Units held by others in cash based on the current trading price of our common shares of beneficial interest.  Assuming the exchange of all OP Units, there would have been 41,353,851 of our common shares of beneficial interest outstanding at December 31, 2011, with a market value of approximately $406.5 million.

Funds From Operations

We consider funds from operations ("FFO") an appropriate supplemental measure of the financial performance of an equity REIT.  Under the NAREIT definition, FFO represents net income attributable to common shareholders, excluding extraordinary items, as defined under accounting principles generally accepted in the United States of America ("GAAP"),  gains (losses) on sales of depreciable property, plus real estate related depreciation and amortization (excluding amortization of financing costs), and after adjustments for unconsolidated partnerships and joint ventures.  In addition, NAREIT has recently clarified its computation of FFO to exclude impairment provisions on depreciable property and equity investments in depreciable property.  Management has restated FFO for prior periods accordingly.  FFO should not be considered an alternative to GAAP net income available to common shareholders as an indication of our performance.  We consider FFO as a useful measure for reviewing our comparative operating and financial performance between periods or to compare our performance to different REITs.  However, our computation of FFO may differ from the methodology for calculating FFO utilized by other real estate companies, and therefore, may not be comparable to these other real estate companies.

We recognize FFO’s limitations when compared to GAAP net income attributable to common shareholders.  FFO does not represent amounts available for needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties.  In addition, FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs, including the payment of dividends.  FFO should not be considered as an alternative to net income available to common shareholders (computed in accordance with GAAP) or as an alternative to cash flow as a measure of liquidity.  FFO is simply used as an additional indicator of our operating performance.

The following table illustrates the calculations of FFO:

	Years Ended December 31,
	2011	2010	2009
	(In thousands, except per share data)
Net (loss) income available to common shareholders	$(32,002)	$(20,148)	$13,720
Adjustments:
Rental property depreciation and amortization expense	36,271	31,213	30,141
Pro-rata share of real estate depreciation from unconsolidated joint ventures	9,310	6,798	6,678
(Gain) loss on sale of depreciable real estate	(7,197)	241	(7,457)
(Gain) on sale of joint venture depreciable real estate	(2,718)	-	-
Provision for impairment on income-producing properties	16,332	-	-
Provision for impairment on equity investments in unconsolidated joint ventures (1)	9,611	2,653	-
Provision for impairment on joint venture income-producing properties (1)	1,644	1,820	-
Noncontrolling interest in Operating Partnership	(1,742)	(1,632)	2,181

Funds from operations	$29,509	$20,945	$45,263

Weighted average common shares	38,466	35,046	22,193
Shares issuable upon conversion of Operating Partnership Units	2,785	2,902	2,919
Dilutive effect of securities	145	178	-
Weighted average equivalent shares outstanding, diluted	41,396	38,126	25,112

Funds from operations per diluted share	$0.71	$0.55	$1.80

Provision for impairment for land available for sale	$0.28	$0.76	$-

Bargain purchase gain on acquisition of real estate	$-	$(0.26)	$-

Gain on extinguishment of debt	$0.02	$-	$-

FFO, excluding items above, per diluted share	$1.01	$1.05	$1.80

(1) Amount included in (loss) earnings from unconsolidated joint ventures.

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard which provided certain changes to the evaluation of a variable interest entity including requiring a qualitative rather than quantitative analysis to determine the primary beneficiary of a VIE, continuous assessments of whether an enterprise is the primary beneficiary of a VIE, and enhanced disclosures about an enterprise’s involvement with a VIE. Under the new standard, the primary beneficiary has both the power to direct the activities that most significantly impact economic performance of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.

We adopted the standard effective January 1, 2010. The adoption did not have a material impact to our financial statements. The required balance sheet disclosures regarding assets and liabilities of a consolidated VIE have been parenthetically included in our consolidated balance sheets. These parenthetical amounts relate to The Ramco Hartland SC, LLC, an undeveloped land parcel in Hartland, Michigan that was a consolidated VIE in 2010.  In January 2011, we purchased our partner’s interest in the joint venture.  Refer to Note 9 of the notes to the consolidated financial statements.

In July 2010, the FASB updated ASC 310 “Receivables” with ASU 2010-20 “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” which requires enhanced disclosures about financing receivables, including the allowance for credit losses, credit quality, and impaired loans.  This standard is effective for fiscal years ending after December 15, 2010.  We adopted the standard in the fourth quarter of 2010 and it did not have a material impact on our consolidated financial statements.

In May 2011, the FASB updated ASC 820 “Fair Value Measurements and Disclosures” with ASU 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.”  The amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. We adopted the standard in the fourth quarter of 2011 and it did not have a material impact on our consolidated financial statements.

In June 2011, the FASB updated ASC 220 “Comprehensive Income” with ASU 2011-05 “Presentation of Comprehensive Income,” which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  We adopted the standard in the fourth quarter of 2011 and it did not have a material impact on our consolidated financial statements.

In September 2011, the FASB updated ASC 350 “Intangibles - Goodwill and Other” with ASU 2011-08 “Testing Goodwill for Impairment.”  Under this update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary.  We do not expect this update to have a material impact on our consolidated financial statements.

In December 2011, the FASB updated ASC 210 “Balance Sheet” with ASU 2011-11 “Disclosures about Offsetting Assets and Liabilities.”  Under this update companies are required to provide new disclosures about offsetting and related arrangements for financial instruments and derivatives.  The provisions of ASU 2011-11 are effective for annual reporting periods beginning on or after January 1, 2013, and are required to be applied retrospectively.  We do not expect this update to have a material impact on our consolidated financial statements.

In December 2011, the FASB updated ASC 220 “Comprehensive Income” with ASU 2011-12 “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05.”  This update requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements.  ASU 2011-12 defers only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income.  The provisions of ASU 2011-12 are effective for public companies in fiscal years beginning after December 15, 2011. We do not expect this update to have a material impact on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We have exposure to interest rate risk on our variable rate debt obligations.  Based on market conditions, we may manage our exposure to interest rate risk by entering into interest rate swap agreements to hedge our variable rate debt.  We are not subject to any foreign currency exchange rate risk or commodity price risk, or other material rate or price risks.  Based on our debt and interest rates and interest rate swap agreements in effect at December 31, 2011, a 100 basis point change in interest rates would impact our future earnings and cash flows by approximately $0.3 million annually.  We believe that a 100 basis point change in interest rates would have a minimal impact the fair value of our total outstanding debt at December 31, 2011.

We had interest rate swap agreements with an aggregate notional amount of $135.0 million as of December 31, 2011. The agreements provided for fixed rates ranging from 1.2% to 2.0% and had expirations ranging from April 2016 to October 2018.  The following table sets forth information as of December 31, 2011 concerning our long-term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates of maturing amounts and fair market:

								Fair
	2012	2013	2014	2015	2016	Thereafter	Total	Value
(In thousands)
Fixed-rate debt	$15,611	$25,821	$33,647	$151,943	$1,894	$260,049	$488,965	$473,651
Average interest rate	6.4%	5.9%	5.5%	4.4%	6.6%	5.6%	5.3%	6.2%
Variable-rate debt	$-	$-	$29,500	$-	$-	$-	$29,500	$29,500
Average interest rate	-	-	2.8%	-	-	-	2.8%	2.8%

We estimated the fair value of our fixed rate mortgages using a discounted cash flow analysis, based on borrowing rates for similar types of borrowing arrangements with the same remaining maturity.  Considerable judgment is required to develop estimated fair values of financial instruments.  The table incorporates only those exposures that exist at December 31, 2011 and does not consider those exposures or positions which could arise after that date or firm commitments as of such date.  Therefore, the information presented therein has limited predictive value.  Our actual interest rate fluctuations will depend on the exposures that arise during the period and on market interest rates at that time.

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

We carried out an assessment as of December 31, 2011 of the effectiveness of the design and operation of our disclosure controls and procedures. This assessment was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on such evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that such disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2011.

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

Our management conducted an assessment of our internal controls over financial reporting as of December 31, 2011 using the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2011.

Our independent registered public accounting firm, Grant Thornton LLP, has issued an attestation report on our internal control over financial reporting.  Their report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Trustees and Shareholders
Ramco-Gershenson Properties Trust

We have audited Ramco-Gershenson Properties Trust (a Maryland corporation) and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Ramco-Gershenson Properties Trust and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ramco-Gershenson Properties Trust and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2011, and our report dated March 8, 2012 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Southfield, Michigan
March 8, 2012

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

Item 11. Executive Compensation.

Incorporated by reference from our definitive proxy statement to be filed within 120 days after the end of our fiscal year covered by this Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding our equity compensations plans as of December 31, 2011:

	(A)	(B)	(C)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (A))

Equity compensation plans approved by security holders	534,079	$25.98	551,930

Equity compensation plans not approved by security holders	-	-	-

Total	534,079	$25.98	551,930

The total in Column (A) above consisted of options to purchase 272,201 shares of common stock, 65,043 deferred common shares (see Note 19 of the notes to the consolidated financial statements for further information) and 196,835 shares of restricted stock issuable on the satisfaction of applicable performance measures.  The number of shares of restricted stock overstates dilution to the extent we do not satisfy the applicable performance measures.

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
3.3
Articles of Amendment, as filed with the State Department of Assessments and Taxation of Maryland on April 5, 2011, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K dated April 6, 2011.

3.4
Articles Supplementary, as filed with the State Department of Assessments and Taxation of Maryland on April 5, 2011, incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K dated April 6, 2011.

3.5
Articles Supplementary, as filed with the State Department of Assessments and Taxation of Maryland on April 28, 2011, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K dated April 28, 2011.

3.6*	Amended and Restated Bylaws of the Company, effective February 23, 2012.
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
10.22
Registration Rights Agreement, dated February 17, 2010, between Ramco-Gershenson Properties Trust and JCP Realty, Inc., incorporated by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009.

10.23
First Amendment to First Amended and Restated Revolving Credit Agreement and Guaranty, dated March 30, 2010, by and among Ramco-Gershenson Properties, L.P., as Borrower, Ramco-Gershenson Properties Trust and Ramco Virginia Properties, L.L.C. as Guarantors and KeyBank National Association as Agent, incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K, dated April 1, 2010.

10.24	Form of Non-Qualified Option Agreement Under 2009 Omnibus Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K dated June 15, 2009**

10.25	Form of Restricted Stock Award Agreement Under 2009 Omnibus Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K dated June 15, 2009**

10.26
Bridge Loan Agreement, dated as of December 29, 2010, among Ramco-Gershenson Properties, L.P., as Borrower, Ramco-Gershenson Properties Trust, Ramco Liberty Square LLC, and Ramco Fox River LLC, as Guarantors and KeyBank National Association, as a bank, the other banks which may become Parties to such Agreement, KeyBank National Association, as Agent, and KeyBanc Capital Markets as Sole Lead Manager and Arranger incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.

10.27
Unsecured Term Loan Agreement, dated as of September 30, 2011 among Ramco-Gershenson Properties, L.P., as Borrower, Ramco-Gershenson Properties Trust, as Guarantor, KeyBank National Association, The Huntington National Bank, PNC Bank, National Association, KeyBank National Association, as Agent, and KeyBanc Capital Markets, as Sole Lead Manager and Arranger incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2011.

10.28
Unconditional Guaranty of Payment and Performance, dated as of September 30, 2011, by Ramco-Gershenson Properties Trust, in favor of KeyBank National Association and the other lenders under the Unsecured Term Loan Agreement incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2011.

12.1*	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends.
21.1*	Subsidiaries.
23.1*	Consent of Grant Thornton LLP.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS(1)	XBRL Instance Document

101.SCH(1)	XBRL Taxonomy Extension Schema

101.CAL(1)	XBRL Extension Calculation

101.DEF(1)	XBRL Extension Definition

101.LAB(1)	XBRL Taxonomy Extension Label

101.PRE(1)	XBRL Taxonomy Extension Presentation
__________
* Filed herewith
** Management contract or compensatory plan or arrangement
(1) Pursuant to Rule 406T of Regulations S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Sections 18 of the Securities Exchange Act of 1924 and otherwise are not subject to liability thereunder.

We have not filed certain instruments with respect to long-term debt that did not exceed 10% of our total assets.  We will furnish a copy of such agreements with the SEC upon request.

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

Ramco-Gershenson Properties Trust

Dated: March 8, 2012	By: /s/ Dennis E. Gershenson
Dennis E. Gershenson,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of registrant and in the capacities and on the dates indicated.

Dated: March 8, 2012	By: /s/ Stephen R. Blank
Stephen R. Blank,
Chairman

Dated: March 8, 2012	By: /s/ Dennis E. Gershenson
Dennis E. Gershenson,
Trustee, President and Chief Executive Officer
(Principal Executive Officer)
Dated: March 8, 2012	By: /s/ Arthur H. Goldberg
Arthur H. Goldberg,
Trustee

Dated: March 8, 2012	By: /s/ Robert A. Meister
Robert A. Meister,
Trustee

Dated: March 8, 2012	By: /s/ David J. Nettina
David J. Nettina
Trustee

Dated: March 8, 2012	By: /s/ Matthew L. Ostrower
Matthew L. Ostrower,
Trustee

Dated: March 8, 2012	By: /s/ Joel M. Pashcow
Joel M. Pashcow
Trustee

Dated: March 8, 2012	By: /s/ Mark K. Rosenfeld
Mark K. Rosenfeld
Trustee

Dated: March 8, 2012	By: /s/ Michael A. Ward
Michael A. Ward,
Trustee

Dated: March 8, 2012	By: /s/ Gregory R. Andrews
Gregory R. Andrews,
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

RAMCO-GERSHENSON PROPERTIES TRUST

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Trustees and Shareholders
Ramco-Gershenson Properties Trust

We have audited the accompanying consolidated balance sheets of Ramco-Gershenson Properties Trust (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits of the basic financial statements included the financial statement schedules listed in the index appearing under Item 15.  These financial statements and financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ramco-Gershenson Properties Trust and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted new accounting guidance for the consolidation of variable interest entities effective January 1, 2010.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 8, 2012 expressed an unqualified opinion.

/s/GRANT THORNTON LLP

Southfield, Michigan
March 8, 2012

RAMCO-GERSHENSON PROPERTIES TRUST
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31,
	2011	2010
ASSETS
Income producing properties, at cost:
Land	$133,145	$114,814
Buildings and improvements	863,763	863,225
Less accumulated depreciation and amortization	(222,722)	(213,915)
Income producing properties, net	774,186	764,124
Construction in progress and land held for development or sale
(including $0 and $25,812 of consolidated variable interest entities, respectively)	87,549	96,056
Net real estate	861,735	860,180
Equity investments in unconsolidated joint ventures	97,020	105,189
Cash and cash equivalents	12,155	10,175
Restricted cash	6,063	5,726
Accounts receivable, net	9,614	10,534
Note receivable	3,000	3,000
Other assets, net	59,236	58,025
TOTAL ASSETS	$1,048,823	$1,052,829

LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgages and notes payable:
Mortgages payable (including $0 and $4,605 of consolidated variable interest entities, respectively)	$325,887	$363,819
Unsecured/secured revolving credit facility	29,500	119,750
Unsecured/secured term loan facilities, including secured bridge loan	135,000	60,000
Junior subordinated notes	28,125	28,125
Total morgages and notes payable	518,512	571,694
Capital lease obligation	6,341	6,641
Accounts payable and accrued expenses	31,546	24,986
Other liabilities	2,644	3,462
Distributions payable	8,606	6,680
TOTAL LIABILITIES	567,649	613,463

Ramco-Gershenson Properties Trust ("RPT") Shareholders' Equity:
Preferred shares, $0.01 par, 2,000 shares authorized: 7.25% Series D Cumulative Convertible Perpetual Preferred Shares, (stated at liquidation preference $50 per share), 2,000 and 0 issued and outstanding as of December 31, 2011 and December 31, 2010, respectively	$100,000	$-
Common shares of beneficial interest, $0.01 par, 60,000 shares authorized,
38,735 and 37,947 shares issued and outstanding as of December 31, 2011and 2010, respectively	387	379
Additional paid-in capital	570,225	563,370
Accumulated distributions in excess of net income	(218,888)	(161,476)
Accumulated other comprehensive loss	(2,649)	-
TOTAL SHAREHOLDERS' EQUITY ATTRIBUTABLE TO RPT	449,075	402,273
Noncontrolling interest	32,099	37,093
TOTAL SHAREHOLDERS' EQUITY	481,174	439,366

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,048,823	$1,052,829

The accompanying notes are an integral part of these consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)

	Year Ended December 31,
	2011	2010	2009
REVENUE
Minimum rent	$81,958	$76,703	$77,599
Percentage rent	256	387	722
Recovery income from tenants	30,813	28,865	30,055
Other property income	4,167	3,070	1,586
Management and other fee income	4,126	4,192	4,914
TOTAL REVENUE	121,320	113,217	114,876

EXPENSES
Real estate taxes	17,253	15,989	16,714
Recoverable operating expense	15,438	14,617	14,610
Other non-recoverable operating expense	3,704	3,159	2,099
Depreciation and amortization	36,255	30,590	29,156
General and administrative	19,650	18,994	14,971
TOTAL EXPENSES	92,300	83,349	77,550

INCOME BEFORE OTHER INCOME AND EXPENSES, TAXES AND DISCONTINUED OPERATIONS	29,020	29,868	37,326

OTHER INCOME AND EXPENSES
Other (expense) income	(257)	(973)	870
Gain on sale of real estate	2,441	2,096	5,010
Earnings (loss) from unconsolidated joint ventures	1,669	(221)	1,328
Interest expense	(28,138)	(30,785)	(28,185)
Amortization of deferred financing fees	(1,869)	(2,612)	(828)
Provision for impairment	(27,800)	(28,787)	-
Provision for impairment on equity investments in unconsolidated joint ventures	(9,611)	(2,653)	-
Bargain purchase gain on acquisition of real estate	-	9,836	-
Deferred gain recognized upon acquisition of real estate	-	1,796	-
Loss on early extinguishment of debt	(1,968)	-	-
Restructuring costs and other items	-	-	(4,379)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE TAX	(36,513)	(22,435)	11,142

Income tax (provision) benefit	(795)	670	633
(LOSS) INCOME FROM CONTINUING OPERATIONS	(37,308)	(21,765)	11,775
DISCONTINUED OPERATIONS
Gain (loss) on sale of real estate	7,197	(2,050)	2,886
Gain (loss) on extinguishment of debt	1,218	(242)	-
Income from discontinued operations	393	333	1,275
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	8,808	(1,959)	4,161

NET (LOSS) INCOME	(28,500)	(23,724)	15,936
Net loss (income) attributable to noncontrolling partner interest	1,742	3,576	(2,216)

NET (LOSS) INCOME ATTRIBUTABLE TO RAMCO-GERSHENSON PROPERTIES TRUST	(26,758)	(20,148)	13,720
Preferred share dividends	(5,244)	-	-
NET (LOSS) INCOME AVAILABLE TO COMMON SHAREHOLDERS	$(32,002)	$(20,148)	$13,720

(LOSS) EARNINGS PER COMMON SHARE, BASIC
Continuing operations	$(1.05)	$(0.51)	$0.43
Discontinued operations	0.21	(0.06)	0.19
	$(0.84)	$(0.57)	$0.62
(LOSS) EARNINGS PER COMMON SHARE, DILUTED
Continuing operations	$(1.05)	$(0.51)	$0.43
Discontinued operations	0.21	(0.06)	0.19
	$(0.84)	$(0.57)	$0.62
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	38,466	35,046	22,193
Diluted	38,466	35,046	22,193

OTHER COMPREHENSIVE INCOME
Net (loss) income	$(28,500)	$(23,724)	$15,936
Other comprehensive (loss) income:
(Loss) gain on interest rate swaps	(2,828)	2,517	1,334
Comprehensive (loss) income	(31,328)	(21,207)	17,270
Comprehensive loss (income) attributable to noncontrolling interest	179	(3,207)	(2,371)
Comprehensive (loss) income attributable to Ramco-Gershenson Properties Trust	$(31,149)	$(24,414)	$14,899

The accompanying notes are an integral part of these consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share amounts)

	Shareholders' Equity of Ramco-Gershenson Properties Trust
				Accumulated	Accumulated
			Additional	Distributions	Other		Total
	Preferred	Common	Paid-in	in Excess of	Comprehensive	Noncontrolling	Shareholders’
	Shares	Shares	Capital	Net Income	Income (Loss)	Interest	Equity

Balance, December 31, 2008	$-	$185	$389,528	$(112,671)	$(3,328)	$39,324	$313,038
Issuance of common stock	-	124	96,116	-	-	-	96,240
Conversion and redemption of OP unit holders	-	-	-	(1)	-	-	(1)
Share-based compensation and other expense	-	-	1,087	-	-	-	1,087
Dividends declared to common shareholders	-	-	-	(18,558)	-	-	(18,558)
Distributions declared to noncontrolling interests	-	-	-	-	-	(2,358)	(2,358)
Dividends paid on restricted shares	-	-	-	(153)	-	-	(153)
Other comprehensive income adjustment	-	-	-	-	1,179	155	1,334
Net income	-	-	-	13,720	-	2,216	15,936
Balance, December 31, 2009	-	309	486,731	(117,663)	(2,149)	39,337	406,565
Issuance of common stock	-	70	75,623	-	-	-	75,693
Conversion and redemption of OP unit holders	-	-	-	-	-	(41)	(41)
Share-based compensation and other expense	-	-	1,016	-	-	-	1,016
Dividends declared to common shareholders	-	-	-	(23,498)	-	-	(23,498)
Distributions declared to noncontrolling interests	-	-	-	-	-	(1,895)	(1,895)
Dividends paid on restricted shares	-	-	-	(167)	-	-	(167)
Consolidation of variable interest entity	-	-	-	-	-	2,900	2,900
Other comprehensive income adjustment	-	-	-	-	2,149	368	2,517
Net loss	-	-	-	(20,148)	-	(3,576)	(23,724)
Balance, December 31, 2010	-	379	563,370	(161,476)	-	37,093	439,366
Issuance of common stock	-	8	8,329	-	-	-	8,337
Issuance of preferred shares	100,000	-	(3,358)	-	-	-	96,642
Conversion and redemption of OP unit holders	-	-	-	-	-	(3)	(3)
Share-based compensation and other expense	-	-	1,884	-	-	-	1,884
Dividends declared to common shareholders	-	-	-	(25,203)	-	-	(25,203)
Dividends declared to preferred shareholders	-	-	-	(5,244)	-	-	(5,244)
Distributions declared to noncontrolling interests	-	-	-	-	-	(2,077)	(2,077)
Dividends paid on restricted shares	-	-	-	(207)	-	-	(207)
Purchase of partner's interest in consolidated variable interest entity	-	-	-	-	-	(993)	(993)
Other comprehensive loss adjustment	-	-	-	-	(2,649)	(179)	(2,828)
Net loss	-	-	-	(26,758)	-	(1,742)	(28,500)
Balance, December 31, 2011	$100,000	$387	$570,225	$(218,888)	$(2,649)	$32,099	$481,174

The accompanying notes are an integral part of these consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2011	2010	2009
OPERATING ACTIVITIES
Net (loss) income	$(28,500)	$(23,724)	$15,936
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization, including discontinued operations	37,026	32,026	30,990
Amortization of deferred financing fees, including discontinued operations	1,879	2,663	875
Income tax provision (benefit)	795	(670)	(633)
(Earnings) loss from unconsolidated entities	(1,669)	221	(1,328)
Distributions received from operations of unconsolidated entities	4,413	2,904	3,836
Provision for impairment	27,800	28,787	-
Provision for impairment on unconsolidated joint ventures	9,611	2,653	-
Loss on extinguishment of debt, net	750	242	-
Abandonment of pre-development sites	-	-	1,224
Gain on sale of real estate	(9,638)	(46)	(7,896)
Bargain purchase gain on acquisition of real estate	-	(9,836)	-
Deferred gain recognized upon acquisition of real estate	-	(1,796)	-
Amortization of premium on mortgages and notes payable, net	(35)	(202)	(303)
Share-based compensation expense	1,849	1,279	1,291
Changes in assets and liabilities:
Accounts receivable	(252)	5,112	2,397
Other assets	4,577	3,758	(162)
Accounts payable and accrued expenses	(3,903)	(122)	1,837
Net cash provided by operating activities	44,703	43,249	48,064

INVESTING ACTIVITIES
Additions to real estate	$(101,690)	$(87,718)	$(21,598)
Proceeds from sales of real estate	28,803	4,023	28,022
Distributions from sale of joint venture property	3,756	-	-
(Increase) decrease in restricted cash	(337)	(1,520)	1,164
Investment in and notes receivable from unconsolidated joint ventures	(9,279)	(13,720)	(10,922)
Purchase of partner's equity in consolidated joint ventures	(1,000)	-	-
Note receivable from third party	-	(3,000)	-
Net cash used in investing activities	(79,747)	(101,935)	(3,334)

FINANCING ACTIVITIES
Proceeds on mortgages and notes payable	$250,150	$154,700	$176,186
Repayment of mortgages and notes payable	(284,654)	(144,145)	(286,235)
Payment of deferred financing costs	(2,839)	(1,173)	(6,507)
Proceeds from issuance of preferred shares	96,642	-	-
Proceeds from issuance of common stock	8,819	75,693	96,240
Repayment of capitalized lease obligation	(300)	(283)	(267)
Distributions paid to noncontrolling interests	-	-	(54)
Dividends paid to preferred shareholders	(3,432)	-	-
Dividends paid to common shareholders	(25,203)	(22,501)	(17,974)
Distributions paid to operating partnership unit holders	(2,159)	(1,906)	(2,503)

Net cash provided by (used in) financing activities	37,024	60,385	(41,114)

Net increase in cash and cash equivalents	1,980	1,699	3,616
Cash from consolidated variable interest entity	-	44	-
Cash and cash equivalents at beginning of period	10,175	8,432	4,816

Cash and cash equivalents at end of period	$12,155	$10,175	$8,432

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest (net of capitalized interest of $325, $1,158 and $2,116 in 2011,
2010 and 2009 respectively)	$28,747	$29,746	$28,783
Cash paid for federal income taxes	63	28	378
(Decrease) increase in fair value of interest rate swaps	(2,828)	2,517	1,334

The accompanying notes are an integral part of these consolidated financial statements

RAMCO-GERSHENSON PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2010 and 2009

1. Organization and Summary of Significant Accounting Policies

Ramco-Gershenson Properties Trust, together with our subsidiaries (the “Company”), is a real estate investment trust (“REIT”) engaged in the business of owning, developing, redeveloping, acquiring, managing and leasing community shopping centers located in the Eastern and Midwestern regions of the United States.  At December 31, 2011, we owned and managed, either directly or through our interest in  joint ventures, a total of 83 shopping centers and one office building, with approximately 15.2 million square feet of gross leasable area (“GLA).  We also owned interests in three parcels of land held for development and five parcels of land adjacent to certain of our existing developed properties located in Florida, Georgia, Michigan, Tennessee and Virginia.

We made an election to qualify as a REIT for federal income tax purposes.  Accordingly, we generally will not be subject to federal income tax, provided that we annually distribute at least 90% of our taxable income to our shareholders and meet other conditions.

Principles of Consolidation and Estimates

The consolidated financial statements include the accounts of us and our majority owned subsidiary, the Operating Partnership, Ramco-Gershenson Properties, L.P. (93.7%, 92.9%, and 91.4% owned by us at December 31, 2011, 2010 and 2009, respectively), and all wholly-owned subsidiaries, including entities in which we have a controlling interest or have been determined to be the primary beneficiary of a variable interest entity (“VIE”).  The presentation of consolidated financial statements does not itself imply that assets of any consolidated entity (including any special-purpose entity formed for a particular project) are available to pay the liabilities of any other consolidated entity, or that the liabilities of any other consolidated entity (including any special-purpose entity formed for a particular project) are obligations of any other consolidated entity.  Investments in real estate joint ventures over which we have the ability to exercise significant influence, but for which we do not have financial or operating control, are accounted for using the equity method of accounting.  Accordingly, our share of the earnings (loss) of these joint ventures is included in consolidated net income (loss).  All intercompany transactions and balances are eliminated in consolidation.

We own 100% of the non-voting and voting common stock of Ramco-Gershenson, Inc. (“Ramco”), and therefore it is included in the consolidated financial statements.  Ramco has elected to be a taxable REIT subsidiary for federal income tax purposes.  Ramco provides property management services to us and to other entities, including our real estate joint venture partners.  We had one related party agreement for management fees that was terminated in August 2011 due to the sale of the joint venture’s sole property.  Refer to Note 21 of the notes to the consolidated financial statements for more information.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires our management  to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and reported amounts that are not readily apparent from other sources.  Actual results could differ from those estimates.

Reclassifications

Certain reclassifications of prior period amounts have been made in the financial statements in order to conform to the 2011 presentation.

Revenue Recognition and Accounts Receivable

Our shopping center space is generally leased to retail tenants under leases that are classified as operating leases. We recognize minimum rents using the straight-line method over the terms of the leases commencing when the tenant takes possession of the space and when construction of landlord funded improvements is substantially complete. Certain of the leases also provide for contingent percentage rental income which is recorded on an accrual basis once the specified target that triggers this type of income is achieved. The leases also provide for recoveries from tenants of CAM, real estate taxes and other operating expenses. These recoveries are estimated and recognized as revenue in the period the recoverable costs are incurred or accrued.  Revenues from fees and management income are recognized in the period in which the services have been provided and the earnings process is complete. Lease termination income is recognized when a lease termination agreement is executed by the parties and the tenant vacates the space.  When a lease is terminated early but the tenant continues to control the space under a modified lease agreement, the lease termination fee is generally recognized evenly over the remaining term of the modified lease agreement.

Current accounts receivable from tenants primarily relate to contractual minimum rent, percentage rent, real estate taxes and CAM or other operating expense reimbursements.

We provide for bad debt expense based upon the allowance method of accounting. We continuously monitor the collectability of our accounts receivable from specific tenants, analyze historical bad debts, customer credit worthiness, current economic trends and changes in tenant payment terms when evaluating the adequacy of the allowance for bad debts.  Allowances are taken for those balances that we have reason to believe will be uncollectible.  When tenants are in bankruptcy, we make estimates of the expected recovery of pre-petition and post-petition claims.  The period to resolve these claims can exceed one year.  Management believes the allowance for doubtful accounts is adequate to absorb currently estimated bad debts.  However, if we experience bad debts in excess of the allowance we have established, our operating income would be reduced.  At December 31, 2011 and 2010, our accounts receivable were $9.6 million and $10.5 million, respectively, net of allowances for doubtful accounts of $3.5 million and $3.9 million, respectively.

In addition, many of our leases contain non-contingent rent escalations for which we recognize income on a straight-line basis over the non-cancelable lease term.  This method results in rental income in the early years of a lease being higher than actual cash received, creating a straight-line rent receivable asset which is included in the “Other Assets” line item in our consolidated balance sheets.  We review our unbilled straight-line rent receivable balance to determine the future collectability of revenue that will not be billed to or collected from tenants due to early lease terminations, lease modifications, bankruptcies and other factors.  Our evaluation is based on our assessment of tenant credit risk changes indicating that expected future straight-line rent may not be realized.  Depending on circumstances, we may provide a reserve against the previously recognized straight-line rent receivable asset for a portion, up to its full value, that we estimate may not be received.  The balance of straight-line rent receivable at December 31, 2011 and 2010, net of allowances was $16.0 million and $17.9 million, respectively and is included in other assets on our consolidated balance sheets.  To the extent any of the tenants under these leases become unable to pay their contractual cash rents, we may be required to write down the straight-line rents receivable from those tenants, which would reduce our operating income.

Real Estate

Real estate assets that we own directly are stated at cost less accumulated depreciation.  Depreciation is computed using the straight-line method.  The estimated useful lives for computing depreciation are generally 25 – 40 years for buildings and 10 – 20 years for parking lot surfacing and equipment.  We capitalize all capital improvement expenditures associated with replacements and improvements to real property that extend its useful life and depreciate them over their estimated useful lives ranging from 5 – 30 years.  In addition, we capitalize qualifying tenant leasehold improvements and depreciate them over the shorter of the useful life of the improvements or the term of the related tenant lease.  We also capitalize direct internal and external costs of procuring leases and amortize them over the base term of the lease.  If a tenant vacates before the expiration of its lease, we charge unamortized leasing costs and undepreciated tenant leasehold improvement of no future value to expense.  We charge maintenance and repair costs that do not extend an asset’s life to expense as incurred.

Sale of a real estate asset is recognized when it is determined that the sale has been consummated, the buyer’s initial and continuing investment is adequate, our receivable, if any, is not subject to future subordination, and the buyer has assumed the usual risks and rewards of ownership of the assets.

We allocate the costs of acquisitions to assets acquired and liabilities assumed based on estimated fair values, replacement costs and appraised values.  The purchase price of the acquired property is allocated to land, building, improvements and other identifiable intangibles such as in-place leases, above/below market leases, out-of-market assumed mortgages, tenant relationships and gain on purchase, if any.  The value allocated to above-below market leases is amortized over the related lease term and included in rental income in our consolidated statements of operations. Should a tenant terminate its lease prior to its stated expiration, all unamortized amounts relating to that lease would be written off.

Real estate also includes costs incurred in the development of new operating properties and the redevelopment of existing operating properties.  These properties are carried at cost and no depreciation is recorded on these assets until the commencement of rental revenue or no later than one year from the completion of major construction.  These costs include pre-development costs directly identifiable with the specific project, development and construction costs, interest, real estate taxes and insurance.  Interest is capitalized on land under development and buildings under construction based on the weighted average rate applicable to our borrowings outstanding during the period and the weighted average balance of qualified assets under development/redevelopment during the period.  Indirect project costs associated with development or construction of a real estate project are capitalized until the earlier of one year following substantial completion of construction or when the property becomes available for occupancy.

The capitalized costs associated with development and redevelopment projects are depreciated over the useful life of the improvements.  If we determine a development or redevelopment project is no longer probable, we expense all capitalized costs which are not recoverable.

It is our policy to start vertical construction on new development projects only after the project has received entitlements, significant anchor leasing commitments, construction financing and joint venture partner commitments, if appropriate.  We are in the entitlement and pre-leasing phases at our pre-development projects and do not expect to secure financing and to identify joint venture partners until the entitlement and pre-leasing phases are complete.

At December 31, 2011, we had three projects under pre-development.  Our land held for development consisted of:

		Costs Incurred
		To Date
Development Project/Location		(In thousands)

Hartland Towne Square - Hartland Twp., MI (1)		$25,210
Lakeland Park Center - Lakeland, FL		21,140
Parkway Shops - Phase II - Jacksonville, FL (2)		7,199

	Total	$53,549

(1)	We acquired our partner’s 80% equity interest in Ramco RM Hartland SC LLC joint venture that owned a portion of Hartland Towne Square for $1.0 million during the first quarter 2011.

(2)
During the fourth quarter 2011 we commenced the construction of Phase I of Parkway Shops.  Phase I will be anchored by a 45,000 square foot Dick’s Sporting Goods and a 25,000 square foot Marshalls and will also include approximately 20,000 square feet of non-anchor space.  The net cost to complete Phase I is approximately $11.3 million.  Costs shown here relate to Phase II.

Accounting for the Impairment of Long-Lived Assets

We review our investment in real estate, including any related intangible assets, for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the remaining estimated useful lives of those assets may warrant revision or that the carrying value of the property may not be recoverable.  For operating properties, these changes in circumstances include, but are not limited to, changes in occupancy, rental rates, tenant sales, net operating income, geographic location, and real estate values.  The viability of all projects under construction or development, including those owned by unconsolidated joint ventures, are regularly evaluated under applicable accounting requirements, including requirements relating to abandonment of assets or changes in use.  To the extent a project, or individual components of the project, are no longer considered to have value, the related capitalized costs are charged against operations.

Determining whether an investment in real estate is impaired and the amount of any such impairment requires considerable management judgment.  In the event that management changes its intended holding period for an investment in real estate, impairment may result even without any other event or change in circumstances related to that investment.  For example, a determination to sell land held for development rather than to develop the land and hold the developed asset may result in impairment. Similarly, a decision to sell an income producing property rather than to hold it may result in impairment.   Under certain circumstances, management may use probability-weighted scenarios related to an investment in real estate, and the use of such analysis may also result in impairment.  Impairment provisions resulting from any event or change in circumstances, including changes in management’s intentions or management’s analysis of varying scenarios, could be material to our consolidated financial statements.

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

In 2011, we recorded $11.5 million of impairment provisions triggered by changes in the estimated fair market value on land held for sale and a change in plan at one of our development projects.  In addition, our decision to sell several income producing properties triggered $16.3 million of impairment provisions due to the estimated sales price being lower than the net book value of each property. Also, one of our joint ventures recorded an impairment provision of $5.5 million, of which our share was $1.6 million, as a result of the expectation that cash flow will be insufficient to service a non-recourse mortgage and the likelihood that the partners will be unwilling to fund the shortfall.  See Note 7 of the notes to the consolidated financial statements for further information.

Investments in Real Estate Joint Ventures

We have seven equity investments in unconsolidated joint venture entities in which we own 50% or less of the total ownership interest.  Because we can influence but not control these joint ventures, these investments are accounted for under the equity method. We provide leasing, development, asset and property management services to these joint ventures for which we are paid fees.  Refer to Note 8 of the notes to the consolidated financial statements for further information.

We review our equity investments in unconsolidated entities for impairment on a venture-by-venture basis whenever events or changes in circumstances indicate that the carrying value of the equity investment may not be recoverable. In testing for impairment of these equity investments, we primarily use cash flow models, discount rates, and capitalization rates to estimate the fair value of properties held in joint ventures, and mark the debt of the joint ventures to market.  Considerable judgment by management is applied when determining whether an equity investment in an unconsolidated entity is impaired and, if so, the amount of the impairment. Changes to assumptions regarding cash flows, discount rates, or capitalization rates could be material to our consolidated financial statements.

As a result of our impairment testing, we recorded non-cash impairment provisions of $9.6 million and $2.7 million in 2011 and 2010, respectively.  These amounts related to the other-than-temporary declines in the fair market value of various equity investments in our unconsolidated joint ventures.  Refer to Note 7 of the notes to the consolidated financial statements for more information.

Other Assets, net

Other assets consist primarily of acquired lease intangibles, straight-line rent receivable, deferred leasing costs and deferred financing costs.  Deferred financing and leasing costs are amortized using the straight-line method over the terms of the respective agreements. Should a tenant terminate its lease, the unamortized portion of the leasing cost is expensed.  Unamortized financing costs are expensed when the related agreements are terminated before their scheduled maturity dates.  We review our unbilled straight-line rent receivable balance to determine the future collectability of revenue that will not be billed to or collected from tenants due to early lease terminations, lease modifications, bankruptcies and other factors.  Our evaluation is based on our assessment of tenant credit risk changes indicating that expected future straight-line rent may not be realized.  Depending on circumstances, we may provide a reserve against the previously recognized straight-line rent receivable asset for a portion, up to its full value, that we estimate may not be received.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.  Cash balances in individual banks may exceed the federally insured limit by the Federal Deposit Insurance Corporation (the “FDIC”).  At December 31, 2011, we had $10.7 million in excess of the FDIC insured limit.

Recognition of Share-based Compensation Expense

We grant share-based compensation awards to employees and trustees in the form of restricted common shares and stock options.  Our share-based award costs are equal to each grant date fair value and are recognized over the service periods of the awards.  See Note 19 of the notes to the consolidated financial statements for further information.

Income Tax Status

We made an election to qualify, and believe our operating activities qualify as a REIT for federal income tax purposes.  Accordingly, we generally will not be subject to federal income tax, provided that we distribute at least 90% of our taxable income annually to our shareholders and meet other conditions.  We are obligated to pay state taxes, generally consisting of franchise or gross receipts taxes in certain states which are not material to our consolidated financial statements.

Certain of our operations, including property and asset management, as well as ownership of certain land parcels, are conducted through taxable REIT subsidiaries, (“TRSs”) which are subject to federal and state income taxes.  During the years ended December 31, 2011, 2010, and 2009, we sold various properties and land parcels at a gain, resulting in both a federal and state tax liability.  See Note 20 of the notes to the consolidated financial statements for further information.

Variable Interest Entities

Certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest qualify as VIEs.  VIEs are required to be consolidated by their primary beneficiary.  Effective January 1, 2010, with the adoption of a new accounting pronouncement, the primary beneficiary of a VIE has both (i) the power to direct the activities that most significantly impact economic performance of the VIE, and (ii) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. Prior to January 1, 2010, the primary beneficiary of a VIE was determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both.  Refer to Note 9 of the notes to the consolidated financial statements for more information.

We have evaluated our investments in joint ventures and determined that the joint ventures do not meet the requirements of a VIE and, therefore, consolidation of these ventures is not required.  Accordingly, these investments are accounted for using the equity method.

Noncontrolling Interest in Subsidiaries

We have certain noncontrolling interest in subsidiaries that are generally exchangeable for our common shares on a 1:1 basis or cash, at our election.   Noncontrolling interest is classified as a separate component of equity outside of the permanent equity section of our consolidated balance sheets.  Consolidated net income and comprehensive income includes the noncontrolling interest’s share and the calculation of earnings per share is based on income available to common shareholders.

Segment Information

Our primary business is the ownership, management, redevelopment, development and operation of retail shopping centers.  We do not distinguish our primary business or group our operations on a geographical basis for purposes of measuring performance.  We review operating and financial data for each property on an individual basis and define an operating segment as an individual property.  The individual properties have been aggregated into one reportable segment based upon their similarities with regard to both the nature and economics of the centers, tenants and operational processes, as well as long-term financial performance.  No one individual property constitutes more than 10% of our revenue or property operating income and none of our shopping centers are located outside the United States.   Accordingly, we have a single reportable segment for disclosure purposes.

2.  Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard which provided certain changes to the evaluation of a variable interest entity including requiring a qualitative rather than quantitative analysis to determine the primary beneficiary of a VIE, continuous assessments of whether an enterprise is the primary beneficiary of a VIE, and enhanced disclosures about an enterprise’s involvement with a VIE. Under the new standard, the primary beneficiary has both the power to direct the activities that most significantly impact economic performance of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.

We adopted the standard effective January 1, 2010. The adoption did not have a material impact to our financial statements. The required balance sheet disclosures regarding assets and liabilities of a consolidated VIE have been parenthetically included in our consolidated balance sheets. These parenthetical amounts relate to The Ramco Hartland SC, LLC, an undeveloped land parcel in Hartland, Michigan that was a consolidated VIE in 2010.  In January 2011, we purchased our partner’s interest in the joint venture.  Refer to Note 9 of the notes to the consolidated financial statements.

In July 2010, the FASB updated ASC 310 “Receivables” with ASU 2010-20 “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” which requires enhanced disclosures about financing receivables, including the allowance for credit losses, credit quality, and impaired loans.  This standard is effective for fiscal years ending after December 15, 2010.  We adopted the standard in the fourth quarter of 2010 and it did not have a material impact on our consolidated financial statements.

In May 2011, the FASB updated ASC 820 “Fair Value Measurements and Disclosures” with ASU 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.”  The amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. We adopted the standard in the fourth quarter of 2011 and it did not have a material impact on our consolidated financial statements.

In June 2011, the FASB updated ASC 220 “Comprehensive Income” with ASU 2011-05 “Presentation of Comprehensive Income,” which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  We adopted the standard in the fourth quarter of 2011 and it did not have a material impact on our consolidated financial statements.

In September 2011, the FASB updated ASC 350 “Intangibles - Goodwill and Other” with ASU 2011-08 “Testing Goodwill for Impairment.”  Under this update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary.  We do not expect this update to have a material impact on our consolidated financial statements.

In December 2011, the FASB updated ASC 210 “Balance Sheet” with ASU 2011-11 “Disclosures about Offsetting Assets and Liabilities.”  Under this update companies are required to provide new disclosures about offsetting and related arrangements for financial instruments and derivatives.  The provisions of ASU 2011-11 are effective for annual reporting periods beginning on or after January 1, 2013, and are required to be applied retrospectively.  We do not expect this update to have a material impact on our consolidated financial statements.

In December 2011, the FASB updated ASC 220 “Comprehensive Income” with ASU 2011-12 “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05.”  This update requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements.  ASU 2011-12 defers only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income.  The provisions of ASU 2011-12 are effective for public companies in fiscal years beginning after December 15, 2011. We do not expect this update to have a material impact on our consolidated financial statements.

3. Accounts Receivable, Net and Note Receivable

We provide for bad debt expense based upon the allowance method of accounting.  We monitor the collectability of our accounts receivable for billed and unbilled charges, including straight-line rent from specific tenants, and analyze historical bad debt write-offs, customer credit worthiness, current economic trends and changes in tenant payment terms when evaluating the adequacy of the allowance for doubtful accounts.  When tenants are in bankruptcy, we make estimates of the expected recovery of pre-petition and post-petition claims.  The ultimate resolution of these claims can be delayed for one year or longer.  Accounts receivable in the accompanying consolidated balance sheets includes amounts billed to tenants and accrued expense recoveries due from tenants and is shown net of an allowance for doubtful accounts of $3.5 million and $3.9 million at December 31, 2011 and 2010, respectively.

We have a note receivable of $3.0 million at December 31, 2011 and 2010, respectively.  The note receivable was recorded in conjunction with the acquisition of The Shoppes at Fox River in 2010.  We provided interest-only financing to the seller for an undeveloped land parcel not owned by us adjacent to the shopping center property we purchased.  The note bears interest at an annual fixed rate of 7.5% and matures in January 2013. This is our only financing receivable attributable to commercial real estate at December 31, 2011.  We evaluate the financing receivable using payment activity (performing or non-performing) as a credit quality indicator.  No amount of the financing receivable is past due and the evaluation of the quality indicator has been updated through December 31, 2011.

4. Real Estate

Included in our net real estate are income producing shopping center properties that are recorded at cost less accumulated depreciation and amortization.

Land held for development or sale includes real estate projects where vertical construction has yet to commence, but which have been identified by us and are available for future development when market conditions dictate the demand for a new shopping center.  Land held for development or sale was $76.7 million and $93.4 million at December 31, 2011 and 2010, respectively.  The decrease in land held for development or sale from December 31, 2010 to December 31, 2011 was primarily attributable to the impairment provision recorded on certain land parcels.  Refer to Note 7 of the notes to the consolidated financial statements for information on impairment provisions.

Construction in progress represents existing development and redevelopment projects. When projects are substantially complete and ready for their intended use, balances are transferred to land, buildings or improvements as appropriate.  Construction in progress was $10.8 million and $2.7 million at December 31, 2011 and December 31, 2010, respectively.  The increase in construction in progress from December 31, 2010 to December 31, 2011 was due primarily to the commencement of Phase I construction at Parkway Shops located in Jacksonville, Florida.

5. Property Acquisitions and Dispositions

Acquisitions

The following table provides a summary of income producing properties acquired during 2011 and 2010:

				Gross
Property Name	Location	GLA / Acreage	Date Acquired	Purchase Price	Debt

Town & Country Crossing	Town and Country (St. Louis), MO	141,996	11/30/11	$37,850	$-
Heritage Place	Creve Coeur (St. Louis), MO	269,254	05/19/11	39,410	-
				$77,260	$-

The Shoppes at Fox River	Waukesha, (Milwaukee) WI	135,610	12/29/10	$23,840	$-
Merchants' Square (1)	Carmel (Indianapolis), IN	278,875	10/01/10	16,739	-
Liberty Square	Wauconda (Chicago), IL	107,369	08/10/10	15,200	-
				$55,779	$-

(1)
In the third quarter of 2010, we acquired the $32.7 million mortgage note securing Merchants’ Square, a shopping center entity that was part of the Ramco 450 Venture LLC joint venture, for $16.8 million.  During the fourth quarter of 2010, our joint venture partner transferred its interest in the property to us for nominal consideration.  See Note 8 of the notes to the consolidated financial statements for additional information.

The total aggregate fair value of the acquisitions was allocated and is reflected in the following table in accordance with accounting guidance for business combinations.  At the time of acquisition, these assets and liabilities were considered Level 2 fair value measurements:

	December 31,
	2011	2010
	(In thousands)

Land	$22,294	$12,331
Buildings and improvements	48,971	49,051
Above market leases	996	1,910
Lease origination costs	7,733	7,576
Other assets	2,099	467
Below market leases	(4,833)	(3,392)
Other liabilities	-	(492)
Deferred liability	-	(1,836)
Total fair value	77,260	65,615
Bargain purchase gain	-	(9,836)
Total purchase price allocated	$77,260	$55,779

Dispositions

The following table provides a summary of our disposition activity during 2011, 2010, and 2009:

				Gross
Property Name	Location	GLA / Acreage	Date Sold	Sales Price	Debt Repaid	Gain (loss) on Sale
				(In thousands)

Taylors Square	Greenville, SC	33,791	12/20/11	$4,300	$-	$1,020
Sunshine Plaza	Tamarac, FL	237,026	07/11/11	15,000	-	(32)
Lantana Shopping Center	Lantana, FL	123,014	04/29/11	16,942	-	6,209
		2011 income producing dispositions		$36,242	$-	$7,197

Southbay Shopping Center - outparcel	Osprey, FL	1.311	06/29/11	$2,625	$-	$2,240
River City Shopping Center - outparcel	Jacksonville, FL	0.95	03/02/11	678	-	74
River City Shopping Center - outparcel	Jacksonville, FL	1.02	01/21/11	663	-	127
		2011 land / outparcel dispositions		$3,966	$-	$2,441

		Total 2011 dispositions		$40,208	$-	$9,638

Ridgeview Crossing Shopping Center	Elkin, NC	211,524	05/12/10	$900	$-	$(2,050)
		2010 income producing dispositions		$900	$-	$(2,050)

Promenade at Pleasant Hill - outparcel	Duluth, GA	2.55	09/30/10	$1,900	$-	$1,611
Ramco Hartland - outparcel	Hartland, MI	0.93	09/23/10	435	-	25
Ramco Jacksonville - outparcel	Jacksonville, FL	1.29	06/20/10	1,069	-	460
		2010 land / outparcel dispostions		$3,404	$-	$2,096

		Total 2010 dispostions		$4,304	$-	$46

Northwest Crossing - Wal-Mart	Knoxville, TN	207,945	09/02/09	$11,650	$-	$5,286
Taylors Square - Wal-Mart	Greenville, SC	207,445	09/01/09	10,850	-	(276)
Taylor Plaza - Home Depot outparcel	Taylor, MI	122,374	08/26/09	5,100	-	2,886
		2009 income producing / outparcel dispositions		$27,600	$-	$7,896

6. Discontinued Operations

We will classify properties as held for sale when executed purchase and sales agreement contingencies have been satisfied thereby signifying that the sale is guaranteed and legally binding.  As of December 31, 2011, we did not have any properties held for sale.

The following table provides a summary of selected operating results for those properties sold during the years ended December 31, 2011, 2010 and 2009:

	December 31,
	2011	2010	2009
	(In thousands)
Total revenue	$3,682	$6,373	$8,623
Expenses:
Recoverable operating expenses	1,240	2,311	2,915
Other non-recoverable property operating expenses	302	328	450
Depreciation and amortization	771	1,436	1,907
Interest expense	976	1,965	2,076
Operating income (loss) of properties sold	393	333	1,275
Gain (loss) on extinguishment of debt (1)	1,218	(242)	-
Gain (loss) on sale of properties	7,197	(2,050)	2,886
Income (loss) from discontinued operations	$8,808	$(1,959)	$4,161

(1)
In October 2011 we conveyed title to and our interest in our wholly-owned center in Madison Heights, Michigan after the default on a $9.1 million non-recourse mortgage note that was due May 1, 2011.  The transaction resulted in a non-cash gain on debt extinguishment of approximately $1.2 million.

7. Impairment Provisions

We established provisions for impairment during the years ended December 31, for the following consolidated assets and unconsolidated joint venture investments:

	Year Ended
	December 31,
	2011	2010	2009
	(In thousands)
Land held for development or sale (1)	$11,468	$28,787	$-
Income producing properties available for sale (2)	16,332	-	-
Investments in unconsolidated joint ventures (3)	9,611	2,653	-
Total	$37,411	$31,440	$-

(1)
During the fourth quarter of 2011, changes to estimated sales price assumptions and tenant requirements at several land held for sale locations triggered an impairment provision of $5.0 million.  In addition, we decided to forego our plans to develop a mixed-use project located in Stafford County, Virginia and determined that our best alternative is to sell the property in parcels. Our change in plan triggered an impairment provision of $6.5 million.   In 2010, we recorded an impairment provision of $28.8 million related to developable land that we decided to market for sale.  No such impairment was recorded for 2009.  Refer to Note 1 under Accounting for the Impairment of Long-Lived Assets for a discussion of inputs used in determining the fair value of long-lived assets.

(2)
In the fourth quarter of 2011, impairment provisions were triggered at several of our wholly-owned income producing properties due to our decision to market and sell these properties. The impairment provision was recorded based on our assessment of the likely proceeds from such sales.  Refer to Note 1 under Accounting for the Impairment of Long-Lived Assets for a discussion of inputs used in determining the fair value of long-lived assets.

(3)
During the fourth quarter of 2011, we determined that potential decreases in the cash flow prospects of certain joint venture properties and potentially lower market values for certain joint venture properties warranted an analysis of whether the fair values of our equity investments in unconsolidated joint ventures, analyzed on a venture-by-venture basis, were less than their carrying value and, if so, whether any such decreases in value were other-than-temporary.  As a result of our fair value assessment, we recorded a $9.6 million other-than-temporary decline in the fair market values of our investment in several unconsolidated joint ventures.  In the first quarter of 2010, we recorded similar provisions for impairment of $2.7 million.  Refer to Note 8 of the notes to the consolidated financial statements and Off Balance Sheet Arrangements in Note 1 for more information.

Our impairment provisions for our land held for sale and our income producing properties available for sale were based upon the difference between the present value of estimated sales prices of the available-for-sale parcels or properties and our allocated or net book basis of those parcels and properties.  Future sales prices were estimated based upon comparable market transactions for similar land parcels or properties, market rates of return, and other market data relevant to valuing each land parcel or property.  Our valuation in these investments are classified as Level 3 of the fair value hierarchy under GAAP. Refer to Note 13 of the notes to the consolidated financial statements for a discussion of fair value measurements.

8. Equity Investments in Unconsolidated Entities

We have seven joint venture agreements whereby we own between 7% and 50% of the equity in the joint venture.  We and the joint venture partners have joint approval rights for major decisions, including those regarding property operations.  We cannot make significant decisions without our partner’s approval.  Accordingly, we account for our interest in the joint ventures using the equity method of accounting.

Combined financial information of our unconsolidated entities is summarized as follows:

	December 31,
Balance Sheets	2011	2010	2009
	(In thousands)
ASSETS
Investment in real estate, net	$866,184	$923,910	$1,010,216
Other assets	61,377	40,975	42,858
Total Assets	$927,561	$964,885	$1,053,074
LIABILITIES AND OWNERS' EQUITY
Mortgage notes payable	$396,792	$436,650	$537,732
Other liabilities	16,547	16,436	25,657
Owners' equity	514,222	511,799	489,685
Total Liabilities and Owners' Equity	$927,561	$964,885	$1,053,074

RPT's equity investments in unconsolidated entities	$97,020	$105,189	$97,506

	Year Ended December 31,
Statements of Operations	2011	2010	2009
	(In thousands)
Total Revenue	$86,150	$93,945	$95,665
Total Expenses	94,539	87,066	90,090
(Loss) income before other income and expenses	(8,389)	6,879	5,575
Provision for impairment of long-lived assets (1)	5,607	9,102	-
Gain on sale of shopping center (2)	6,796	-	-
Net income (loss)	$(7,200)	$(2,223)	$5,575
RPT's share of earnings (loss) from unconsolidated entities	$1,669	$(221)	$1,328

(1)
During the fourth quarter of 2011 an 87,000 square foot anchor tenant notified our venture of the tenant’s plan to vacate upon lease expiration in early 2012.  The joint venture has a $13.4 million mortgage note secured by the shopping center.  The mortgage note matures on June 1, 2016 and bears an interest rate of 5.125%.  Net operating income (“NOI”) will be insufficient to make the monthly debt service on the loan when the anchor tenant vacates.  The joint venture partners have deemed it unlikely that they will commit to additional funds to re-tenant the vacant space or cover monthly debt service shortfalls.  Accordingly, the joint venture recorded an impairment provision of $5.6 million.  In 2010, an impairment provision was recorded related to our partner’s assessment of fair value for Merchant’s Square which was transferred to us in the fourth quarter of 2010.  Our proportionate share of the 2011 and 2010 impairment provision which is included in earnings (loss) from unconsolidated joint ventures on our consolidated statements of operations was $1.6 million and $1.8 million, respectively.

(2)
The Ramco/Shenandoah LLC joint venture sold its only shopping center in August 2011 resulting in a gain of $6.8 million of which our proportionate share was $2.7 million which is included in earnings (loss) from unconsolidated joint ventures on our consolidated statements of operations.

As of December 31, we had investments in the following unconsolidated entities:

		Total Assets	Total Assets
	Ownership as of	as of	as of
Unconsolidated Entities	December 31, 2011	December 31, 2011	December 31, 2010
		(In thousands)

Ramco/Lion Venture LP	30%	$517,344	$524,160
Ramco 450 Venture LLC	20%	300,380	313,596
Ramco HHF KL LLC	7%	49,731	51,224
Ramco HHF NP LLC	7%	26,140	26,540
Ramco 191 LLC	20%	23,272	24,243
Ramco/West Acres LLC	40%	9,487	9,504
Ramco/Shenandoah LLC (1)	40%	628	14,990
S-12 Associates	50%	579	628
		$927,561	$964,885

(1)
The joint venture owned one shopping center, Shenandoah Square, which was sold to a third party in the third quarter of 2011.  The total assets of the joint venture were $0.6 million at December 31, 2011 and were mostly comprised of cash.

There were no acquisitions of shopping centers in 2011 and 2010 by any of our unconsolidated joint ventures.

Debt

Our unconsolidated entities had the following debt outstanding at December 31, 2011:

	Balance	Interest
Entity Name	Outstanding	Rate	Maturity Date
	(In thousands)

Ramco/West Acres LLC (1)	$8,401	13.1%
Ramco 191 LLC (2)	8,225	1.7%	June 2012
Ramco/Lion Venture LP (3)	208,064	5.0% - 8.2%	Various
Ramco 450 Venture LLC (4)	171,065	5.3% - 6.0%	Various
S-12 Associates (5)	597	5.6%	May 2016
	396,352
Unamortized premium	440
Total mortgage debt	$396,792

(1)	Default interest rate effective July 1, 2010. Original maturity was April 2030. The lender accelerated the maturity of the mortgage note in February 2011. See below for additional information.
(2)	Interest rate is variable based on LIBOR, plus 1.45%.
(3)	Maturities range from October 2012 to June 2020.
(4)	Maturities range from January 2013 to January 2017.
(5)	Interest rate resets annually each June 1.

At December 31, 2011, the Ramco/West Acres LLC joint venture, in which we own a 40% interest, was in default on its $8.4 million non-recourse mortgage loan of which our proportionate share was $3.4 million.  On February 10, 2011, the lender accelerated the maturity of the loan. Accordingly, the joint venture has been in discussion with the lender to transfer the property ownership to the lender in consideration for repayment of the loan.  The joint venture recorded an impairment loss of $0.1 million which was the extent of the joint venture’s equity balance as of March 31, 2011.  On February 10, 2012 the joint venture conveyed titled to and their interest in the West Acres Common shopping center to the lender and was released of its obligation.

During 2011, the following joint ventures had mortgage loan repayment activity:

•
Ramco/Lion Venture LP joint venture, in which we own a 30% interest, repaid one property mortgage in the amount of $12.2 million.  Our proportionate share of the debt repayment was approximately $3.7 million; and

•
Ramco 450 Venture LLC joint venture, in which we own a 20% interest, repaid one property mortgage in the amount of $11.0 million.  Our proportionate share of the debt repayment was approximately $2.2 million.

Joint Venture Management and Other Fee Income

We are engaged by certain of our joint ventures to provide asset management, property management, leasing and investing services for such venture’s respective properties.  We receive fees for our services, including property management fees calculated as a percentage of gross revenues received and recognize these fees as the services are rendered.

The following table provides information for our fees earned which are reported in our consolidated statements of operations:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Management fees	$2,633	$2,792	$2,844
Leasing fees	918	908	794
Acquisition fees	66	251	603
Construction fees	364	95	80
Total	$3,981	$4,046	$4,321

9.   Consolidated Variable Interest Entity

At December 31, 2010, the Ramco Hartland SC, LLC joint venture was reported as a consolidated VIE.  In January 2011, we purchased our partner’s interest in the Ramco Hartland SC, LLC joint venture for $1.0 million, which approximated the partner’s equity interest in the joint venture at October 1, 2010.  As a result, we now own and control 100% of this project.

The total project, including the portion we purchased, is comprised of land held for development or sale and construction in progress of approximately $30.8 million at December 31, 2011.

10. Other Assets, Net

Other assets consisted of the following:

	December 31,
	2011	2010
	(In thousands)
Deferred leasing costs, net	$14,895	$14,575
Deferred financing costs, net	5,565	6,703
Lease intangible assets, net	13,702	7,969
Straight-line rent receivable, net	16,030	17,864
Prepaid expenses and other deferred expenses, net	6,702	8,242
Other, net	2,342	2,672
Other assets, net	$59,236	$58,025

The remaining weighted-average amortization period as of December 31, 2011, is 4.5 years for intangible assets attributable to lease origination costs and for above market leases.  These assets are being amortized over the lives of the applicable leases to amortization expense and as a reduction to minimum rent revenue, respectively, over the initial terms of the respective leases.  Amortization of the intangible lease asset resulted in an expense and reduction of revenue of approximately $0.6 million, $0.3 million, and $0.1 million for the years ended December 31, 2011, 2010, and 2009, respectively.

Included in accounts payable and accrued expenses at December 31, 2011 and 2010 were intangibles related to below market leases of $7.7 million and $3.5 million, respectively.  The lease-related intangible liabilities are being accreted over the applicable terms of the acquired leases, which resulted in an increase of revenue of $0.6 million, $0.4 million, and $0.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The following table represents estimated aggregate amortization expense related to other assets as of December 31, 2011:

Year Ending December 31,
(In thousands)
2012	$9,013
2013	7,681
2014	5,106
2015	3,268
2016	2,099
Thereafter	9,336
Total (1)	$36,503

(1) Excludes straight-line rent receivable of $16.0 million.

11. Debt

The following table summarizes our mortgages and notes payable and capital lease obligation as of December 31, 2011 and 2010:

	December 31,
Mortgages and Notes Payable	2011	2010
	(In thousands)
Fixed rate mortgages	$325,840	$341,259
Variable rate mortgages	-	22,478
Unsecured/secured revolving credit facility	29,500	119,750
Unsecured/secured term loan facility	135,000	30,000
Secured bridge loan	-	30,000
Junior subordinated notes	28,125	28,125
	518,465	571,612
Unamortized premium	47	82
	$518,512	$571,694

Capital lease obligation	$6,341	$6,641

Mortgages and notes payable

Our fixed rate mortgages have interest rates ranging from 5.1% to 7.6%, and are due at various maturity dates from August 2012 through July 2032.  Included in fixed rate mortgages at December 31, 2011 and December 31, 2010 were unamortized premium balances related to the fair market value of debt of $0.1 million.  The fixed rate mortgage notes are secured by mortgages on properties that have an approximate net book value of $309.7 million as of December 31, 2011.

On April 29, 2011, we closed on a new $250.0 million unsecured bank facility (the “Credit Facility”) comprised of a $175.0 million revolving line of credit and a $75.0 million term loan.  The Credit Facility replaced our prior secured line and secured term loan.  The new revolving line of credit and term loan are due in April 2014 and April 2015, respectively.  Subject to customary conditions, both the revolving line and the term loan can be extended for one year at our option.   Borrowings under the facility are priced at LIBOR plus 200 to 275 basis points depending on our leverage ratio.  It is anticipated that funds borrowed under the Credit Facility will be used for general corporate purposes, including working capital, capital expenditures, repayment of indebtedness or other corporate activities.  As of December 31, 2011, $29.5 million is outstanding under the revolving line of credit.

In connection with closing the new $250.0 million Credit Facility, we recorded a one-time write-off of $2.0 million of unamortized deferred financing costs related to the prior secured revolving line of credit and term loan. This amount is included in loss on early extinguishment of debt on our consolidated statements of operations.  The remaining $1.5 million in unamortized deferred financing costs relating to the prior credit facility will be amortized over the term of the new facility.

On September 30, 2011, we closed on a new seven-year $60.0 million unsecured term loan.  The new loan is due in 2018 and bears interest at a rate of LIBOR plus 2.25%.  The loan also includes an accordion feature allowing up to $150.0 million in total borrowings, subject to lenders’ approval. Proceeds from the loan were used to pay off approximately $22.2 million of mortgage loans due in 2011 and 2012 and the outstanding balance of (as of September 30, 2011) $33.0 million under our $175.0 million unsecured revolving line of credit as well as for general corporate purposes.

Also, to reduce the impact of changes in interest rates on our floating rate debt, we entered into interest rate swap agreements with an aggregate notional amount of $135.0 million whereby we pay a fixed rate and receive one-month LIBOR.  The interest rate swaps have expirations ranging from April 2016 to October 2018.

Additionally, the following financing activity occurred during 2011:

•	Closed a new $24.7 million mortgage secured by the Jackson Crossing shopping center in Jackson, Michigan. The mortgage bears a fixed rate of 5.8% and matures in April 2018;
•	Repaid in full a $30.0 million secured term loan facility and a $30.0 million secured bridge loan; and
•	Repaid three wholly-owned property mortgages in the amount of $27.9 million and repaid three land loans in the amount of $10.7 million.

A $9.1 million non-recourse mortgage note that was secured by our wholly-owned Madison Center property located in Madison Heights, Michigan, was due May 1, 2011.  The note entered default status in May when we did not repay the note at maturity.  On October 19, 2011 we conveyed title to and our interest in the Madison Center property to the lender and were released of our obligation.

At December 31, 2011, outstanding letters of credit issued under the Credit Facility, not reflected in the accompanying consolidated balance sheets, were $1.4 million.  These letters of credit reduce the availability under the Credit Facility.

The Credit Facility contains financial covenants relating to total leverage, fixed charge coverage ratio, tangible net worth, unencumbered properties, and various other calculations.  As of December 31, 2011, we were in compliance with these covenants.

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

The following table presents scheduled principal payments on mortgages and notes payable as of December 31, 2011:

Year Ending December 31,
(In thousands)
2012	$15,611
2013	25,821
2014 (1)	63,147
2015 (2)	151,943
2016	1,894
Thereafter	260,049
Subtotal debt	518,465
Unamortized premium	47
Total debt (including unamortized premium)	$518,512

(1)	Scheduled maturities in 2014 include $29.5 million which represents the balance of the unsecured revolving credit facility drawn as of 12/31/11 due at maturity in April 2014.
(2)	Scheduled maturities in 2015 include $75.0 million of unsecured term loan that includes a one-year extension option through April 2016.

We have one mortgage due in 2012. It is our intent to refinance or repay the mortgage.

Capital lease

We have a capital ground lease at our Gaines Marketplace shopping center.  Total amounts expensed as interest relating to this lease were $0.4 million for each of the years ended December 31, 2011, 2010 and 2009.

Approximate future rental payments under our capital ground lease are as follows:

Capital
Year Ending December 31,	Lease(1)

2012	$677
2013	677
2014	5,955
2015	-
2016	-
Thereafter	-
Total lease payments	7,309
Less: amounts representing interest	(968)
Total	$6,341

(1) Amounts represent a ground lease at one of our shopping centers that provides the option for us to purchase the land in October 2014 for approximately $5.4 million.

12. Other Liabilities

Other liabilities were $2.6 million and $3.5 million at December 31, 2011 and 2010, respectively.  In December 2010, we acquired The Shoppes at Fox River in Waukesha, Wisconsin.  As part of the transaction, we recorded a $1.8 million deferred liability related to the fair value of an earn-out provision if certain spaces that were vacant at acquisition were to become leased on or before June 30, 2012.  In 2011, several of the vacant spaces included in the earn-out provision were leased, reducing the $1.8 million deferred liability by $1.1 million, to $0.7 million remaining at December 31, 2011.

Also in the fourth quarter of 2010, we recorded a deferred liability of $1.5 million related to a tax increment financing agreement with the City of West Allis, Wisconsin (“City”) for the redevelopment of the West Allis Towne Centre.  The City reimbursed us for certain costs incurred to improve the shopping center which will be repaid to the City over ten years in the form of increased property tax assessments, not to exceed $0.2 million per year until 2020, beginning March 2012.

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

Derivative Assets and Liabilities

All of our derivative instruments are interest rate swaps for which quoted market prices are not readily available.  For those derivatives, we measure fair value on a recurring basis using valuation models that use primarily market observable inputs, such as yield curves.  We classify derivative instruments as Level 2.  Refer to Note 14 for additional information on our derivative financial instruments.

The table below presents the recorded amount of liabilities measured at fair value on a recurring basis as of December 31, 2011.  We did not have any material assets or liabilities that were required to be measured at fair value on a recurring basis at December 31, 2010.

	Total
	Fair Value	Level 1	Level 2	Level 3
Liabilities
Derivative liabilities (1)	$(2,828)	$-	$(2,828)	$-

(1) Interest rate swaps.

The carrying values of cash and cash equivalents, restricted cash, receivables and accounts payable and accrued liabilities are reasonable estimates of their fair values because of the short maturity of these financial instruments.

We estimated the fair value of our debt based on our incremental borrowing rates for similar types of borrowing arrangements with the same remaining maturity and on the discounted estimated future cash payments to be made for other debt.  The discount rates used approximate current lending rates for loans or groups of loans with similar maturities and credit quality, assumes the debt is outstanding through maturity and considers the debt’s collateral (if applicable).  Since such amounts are estimates that are based on limited available market information for similar transactions, there can be no assurance that the disclosed value of any financial instrument could be realized by immediate settlement of the instrument.  Fixed rate debt (including variable rate debt swapped to fixed through derivatives) with carrying values of $489.0 million and $369.4 million as of December 31, 2011 and 2010, respectively, has fair values of approximately $473.7 million and $389.3 million, respectively.  Variable rate debt’s fair value is estimated to be the carrying values of $29.5 million and $202.2 million as of December 31, 2011 and 2010, respectively.

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

Equity Investments in Unconsolidated Entities

Our equity investments in unconsolidated joint venture entities are subject to impairment testing on a nonrecurring basis if a decline in the fair value of the investment below the carrying amount is determined to be a decline that is other-than-temporary.  To estimate the fair value of properties held by unconsolidated entities, we use cash flow models, discount rates, and capitalization rates based upon assumptions of the rates that market participants would use in pricing the asset.  To the extent other-than-temporary impairment has occurred, we charge to expense the excess of the carrying value of the equity investment over its estimated fair value.  We classify other-than-temporarily impaired equity investments in unconsolidated entities as nonrecurring Level 3.

The table below presents the recorded amount of assets at the time they were marked to fair value during the year ended December 31, 2011 on a nonrecurring basis.  We did not have any material liabilities that were required to be measured at fair value on a nonrecurring basis during the year ended December 31, 2011.

	Total				Total
Assets	Fair Value	Level 1	Level 2	Level 3	Losses
	(In thousands)

Income producing properties available for sale	$39,442	$-	$-	$39,442	$(16,332)
Land available for sale	28,188	-	-	28,188	(11,468)
Investments in unconsolidated entities	81,482	-	-	81,482	(9,611)
Total	$149,112	$-	$-	$149,112	$(37,411)

14.  Derivative Financial Instruments

We utilize interest rate swap agreements for risk management purposes to reduce the impact of changes in interest rates on our variable rate debt.  On the date we enter into an interest rate swap, the derivative is designated as a hedge against the variability of cash flows that are to be paid in connection with a recognized liability.  Subsequent changes in the fair value of a derivative designated as a cash flow hedge that is determined to be highly effective are recorded in other comprehensive income (“OCI”) until earnings are affected by the variability of cash flows of the hedged transaction. The differential between fixed and variable rates to be paid or received is accrued, as interest rates change, and recognized currently as interest expense in our consolidated statements of operations.  We assess effectiveness of our cash flow hedges both at inception and on an ongoing basis.  Our cash flow hedges become ineffective if critical terms of the hedging instrument and the debt do not perfectly match such as notional amounts, settlement dates, reset dates, calculation period and LIBOR rate.

At December 31, 2011, we had four interest rate swap agreements in effect for an aggregate notional amount of $135.0 million that were designated as cash flow hedges.  The agreements provide for swapping one-month LIBOR interest rates ranging from 1.2% to 2.0% on our $75.0 million and $60.0 million unsecured term loans, and have expirations ranging from April 2016 to October 2018.  As of December 31, 2010, we had no interest rate swap agreements in effect.

The following table summarizes the notional values and fair values of our derivative financial instruments as of December 31, 2011:

	Hedge	Notional	Fixed	Fair	Expiration
Underlying Debt	Type	Value	Rate	Value	Date
	(in thousands)
Unsecured term loan facility	Cash Flow	$75,000	1.2175%	$(922)	04/2016
Unsecured term loan facility	Cash Flow	30,000	2.0480%	(1,173)	10/2018
Unsecured term loan facility	Cash Flow	25,000	1.8500%	(607)	10/2018
Unsecured term loan facility	Cash Flow	5,000	1.8400%	(126)	10/2018
		$135,000		$(2,828)

The following table presents the fair values of derivative financial instruments in our consolidated balance sheets as of December 31, 2011 and December 31, 2010, respectively:

	Liability Derivatives
	December 31, 2011		December 31, 2010
	(In thousands)
Derivatives designated	Balance Sheet	Fair	Balance Sheet	Fair
as hedging instruments	Location	Value	Location	Value

Interest rate contracts	Accounts payable and		Accounts payable and
	accrued expenses	$(2,828)	accrued expenses	$-

Total		$(2,828)	Total	$-

The effect of derivative financial instruments on our consolidated statements of operations for the year ended December 31, 2011 and 2010 is summarized as follows:

			Location of	Amount of (Loss) Gain
	Amount of (Loss) Gain		Gain (Loss)	Reclassified from
	Recognized in OCI on Derivative		Reclassified from	Accumulated OCI into
Derivatives in	(Effective Portion)		Accumulated OCI	Income (Effective Portion)
Cash Flow Hedging	Year Ended December 31,		into Income	Year Ended December 31,
Relationship	2011	2010	(Effective Portion)	2011	2010
	(In thousands)			(In thousands)
Interest rate contracts	$(2,828)	$2,517	Interest Expense	$(563)	$(2,706)

Total	$(2,828)	$2,517	Total	$(563)	$(2,706)

15. Leases

Revenues

Approximate future minimum revenues from rentals under non-cancelable operating leases in effect at December 31, 2011, assuming no new or renegotiated leases or option extensions on lease agreements were as follows:

Year Ending December 31,
(In thousands)
2012	$85,906
2013	78,305
2014	67,992
2015	58,006
2016	46,720
Thereafter	173,134
Total	$510,063

Expenses

We have an operating lease for our corporate office space in Michigan for a term expiring in 2019.  We also have operating leases for office space in Florida.  Approximate future rental payments under our non-cancelable leases, assuming no option extensions are as follows:

Year Ending December 31,
(In thousands)
2012	$729
2013	742
2014	690
2015	489
2016	469
Thereafter	1,898
Total	$5,017

16. Earnings per Common Share

The following table sets forth the computation of basic earnings per share (“EPS”):

	Year Ended December 31,
	2011	2010	2009
	(In thousands, except per share data)

(Loss) income from continuing operations	$(37,308)	$(21,765)	$11,775
Net loss (income) from continuing operations attributable to noncontrolling interest	1,928	3,495	(2,045)
Preferred share dividends	(5,244)	-	-
Allocation of continuing loss (income) to restricted share awards	333	235	(52)
(Loss) income from continuing operations attributable to RPT	$(40,291)	$(18,035)	$9,678

Income (loss) from discontinued operations	$8,808	$(1,959)	$4,161
Net (income) loss from discontinued operations attributable to noncontrolling interest	(186)	81	(171)
Allocation of discontinued (income) loss to restricted share awards	(73)	19	(48)
Income (loss) from discontinued operations attributable to RPT	$8,549	$(1,859)	$3,942

Net (loss) income available to common shareholders	$(31,742)	$(19,894)	$13,620

Weighted Average Shares Outstanding, Basic	38,466	35,046	22,193

(Loss) earnings Per Common Share, Basic
Continuing operations	$(1.05)	$(0.51)	$0.43
Discontinued operations	0.21	(0.06)	0.19
Net (loss) income available to common shareholders	$(0.84)	$(0.57)	$0.62

The following table sets forth the computation of diluted EPS:

	Year Ended December 31,
	2011	2010	2009
	(In thousands, except per share data)

(Loss) income from continuing operations	$(37,308)	$(21,765)	$11,775
Net loss (income) from continuing operations attributable to noncontrolling interest	1,928	3,495	(2,045)
Preferred share dividends	(5,244)	-	-
Allocation of continuing loss (income) to restricted share awards	333	235	(52)
Allocation of overdistributed continuing loss to restricted share awards	(44)	(9)	-
(Loss) income from continuing operations attributable to RPT	$(40,335)	$(18,044)	$9,678

Income (loss) from discontinued operations	$8,808	$(1,959)	$4,161
Net (income) loss attributable to noncontrolling interest	(186)	81	(171)
Allocation of discontinued income to restricted share awards	(6)	-	-
Income (loss) from discontinued operations attributable to RPT	$8,616	$(1,878)	$3,990

Net (loss) income available to common shareholders	$(31,719)	$(19,922)	$13,668

Weighted Average Shares Outstanding, Basic	38,466	35,046	22,193
Dilutive effect of securities (1)	-	-	-
Weighted average shares outstanding, diluted	38,466	35,046	22,193

(Loss) earnings Per Common Share, Diluted
Continuing operations	$(1.05)	$(0.51)	$0.43
Discontinued operations	0.21	(0.06)	0.19
Net (loss) income available to common shareholders	$(0.84)	$(0.57)	$0.62

(1)  Stock options, restricted stock awards and the assumed conversion of convertible units and preferred shares are anti-dilutive for all periods presented and accordingly, have been excluded from the weighted average common shares used to compute diluted EPS.

17. Shareholders’ Equity

On April 6, 2011, we completed an $80.0 million (1,600,000 shares) offering of 7.25% Series D Cumulative Convertible Perpetual Preferred Shares of beneficial interest (the “Series D Preferred Shares”). The annual dividend on each Series D Preferred Share is $3.625 per share and is payable quarterly as declared by our board of trustees.  Each preferred share has a liquidation preference of $50.00 per share and is convertible, at the holder’s option at any time.  The Series D Preferred Shares are not redeemable by us for seven years, and then only upon the occurrence of certain events.  On April 29, 2011, we closed on an additional $20.0 million, or 400,000 preferred shares, through a re-opening of the same security.  Net proceeds from the two offerings of $96.6 million were used to repay our $30.0 million secured bridge loan and reduce borrowings on our secured revolving credit facility.

Additionally, during  2011, we issued 683,000 common shares through a controlled equity offering generating $8.8 million in net proceeds.

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

18.  Restructuring Costs and Other Items

In 2009, our Board of Trustees completed their review of financial and strategic alternatives.  Also during 2009, we resolved a proxy contest.  Costs incurred for the strategic review and proxy contest were $3.2 million which included costs for severance and other salary related costs for employees who were terminated for the year ended December 31, 2009.  In addition, we abandoned the Northpointe Town Center project in Jackson, Michigan in the fourth quarter of 2009, resulting in a non-recurring charge of $1.2 million for the year ended December 31, 2009.

There were no similar costs incurred in 2011 or 2010.

19.  Share-Based Compensation and Other Benefit Plans

Incentive and Stock Option Plans

As of December 31, 2011, we had the following share-based compensation plans in effect:

2009 Omnibus Long-Term Incentive Plan

In June 2009, our shareholders approved the 2009 Omnibus Long-Term Incentive Plan (“LTIP”) under which our compensation committee may grant, subject to our performance conditions as specified by the compensation committee, restricted shares, restricted share units, options and other awards to trustees, officers and other key employees.  The LTIP allows us to issue up to 900,000 shares of our common stock or stock options.  The maximum number of shares that can be awarded under the LTIP to any one person is 100,000 shares per year.  Vesting periods for restricted stock and stock options are determined by our compensation committee.  We measure compensation costs for restricted stock awards based on the fair value of our common stock at the date of the grant and recognize the expense over the vesting period.  The fair values of each stock option granted used in determining the share-based compensation expense are estimated on the date of grant using the Black-Scholes option-pricing model.  The performance-based restricted stock is earned based on the achievement of specific performance measures established by our compensation committee over a period of three years.  As of December 31, 2011, the LTIP had 381,887 shares remaining and available for future awards.

2008 Restricted Share Plan for Non-Employee Trustees

In 2008, we adopted the 2008 Restricted Share Plan for Non-Employee Trustees (the “Trustees’ Plan”) which provides for granting up to 160,000 restricted shares awards to our non-employee trustees.  Each non-employee trustee is granted 2,000 restricted shares on June 30 of each year that vest ratably over three years.  Awards under the Trustee’s Plan are granted in shares and are not based on dollar value; therefore the dollar value of the benefits to be received is not determinable.  As of December 31, 2011, the Trustees’ Plan had 105,000 shares remaining and available for future awards.

The following share-based compensation plans have been terminated, except with respect to awards outstanding under each plan:

2003 LTIP - allowed for the grant of stock options to our executive officers and employees.  As of December 31, 2011, there were 184,948 options exercisable.

2003 and 1997 Non-Employee Trustee Stock Option Plans – these plans provided for the annual grant of options to purchase our shares  to our non-employee trustees.  As of December 31, 2011, there were 37,253 options exercisable.

We recognized total share-based compensation expense of $1.8 million, $1.2 million, and $1.5 million for 2011, 2010, and 2009, respectively.

Restricted Stock Share-Based Compensation

In 2011 and 2010, the compensation committee determined that the LTIP award for those years would consist of 50% service-based restricted stock and 50% performance-based grants to our senior management.  The service-based restricted stock awards include a five year vesting period and the compensation expense is recognized on a graded vesting basis.  The performance-based awards are earned subject to a future performance measurement based on our three-year total shareholder return compared to a peer group (“TSR Grant”).  Once the performance criterion is met and the actual number of shares earned is determined, certain shares will vest immediately while others will vest over an additional service period.  We determine the grant date fair value of TSR Grants based upon a Monte Carlo Simulation model and recognize the compensation expense ratably over the vesting periods.

In 2009, the compensation committee only granted service-based restricted stock awards to certain executives and key employees.  The awards include two or three year vesting periods and the compensation expense is recognized on a graded vesting basis.

We recognized $1.7 million, $1.1 million, and $1.2 million of expense related to restricted share grants during the years ended December 31, 2011, 2010, and 2009, respectively.

A summary of the activity of service based restricted shares under the LTIP for the years ended December 31, 2011, 2010 and 2009 is presented below:

	2011		2010		2009
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value

Outstanding at the beginning of the year	264,657	$10.78	189,292	$11.83	126,183	$-
Granted	119,964	13.34	182,410	10.16	145,839	5.98
Vested	(109,638)	11.04	(88,843)	10.49	(75,625)	19.75
Forfeited or expired	(45,261)	13.12	(18,202)	11.99	(7,105)	20.38
Outstanding at the end of the year	229,722	$12.40	264,657	$10.78	189,292	$11.83

As of December 31, 2011 there was approximately $3.0 million of total unrecognized compensation cost related to non-vested restricted share awards granted under our various share-based plans that we expect to recognize over a weighted average period of 4.3 years.

Stock Option Share-Based Compensation

We recognized approximately $0.1 million, $0.1 million, and $0.3 million of expense related to the vesting of options during the years ended December 31, 2011, 2010, and 2009, respectively.  The fair values of each option granted used in determining the share-based compensation expense is estimated on the date of grant using the Black-Scholes option-pricing model.  This model incorporates certain assumptions for inputs including risk-free rates, expected dividend yield of the underlying common shares, expected option life and expected volatility.

In connection with the employment of an executive officer, during 2010 we issued options to purchase 75,000 of our common shares that vest ratably over three years.  We used the following assumptions for those options:

Weighted average fair value of grants	$9.61
Risk-free interest rate	2.9%
Dividend yield	6.8%
Expected life (in years)	6.5
Expected volatility	41.0%

No options, except those noted above, were granted under the LTIP in the years ended December 31, 2011, 2010 and 2009.

The following table reflects the stock option activity for all plans described above:

	2011		2010		2009
	Shares Under Option	Weighted-Average Exercise Price	Shares Under Option	Weighted-Average Exercise Price	Shares Under Option	Weighted-Average Exercise Price

Outstanding at the beginning of the year	323,948	$25.06	324,720	$28.47	339,049	$28.53
Granted	-	-	75,000	9.61	-	-
Exercised	(25,000)	9.61	-	-	-	-
Forfeited or expired	(26,747)	30.18	(75,772)	29.64	(14,329)	29.84
Outstanding at the end of the year	272,201	$25.98	323,948	$25.06	324,720	$28.47

Exercisable at the end of year	222,201	$29.67	248,948	$29.72	297,903	$27.95

Weighted average fair value of options granted during the year		$-		$2.06		$-

The following tables summarize information about options outstanding at December 31, 2011:

	Options Outstanding			Options Exercisable
		Weighted-Average
		Remaining	Weighted-Average		Weighted-Average
Range of Exercise Price	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$9.61 - $ 9.61	50,000	8.1	$9.61	-	$-
$19.35 - $19.35	8,000	0.4	19.35	8,000	19.35
$23.77 - $27.96	84,683	2.9	26.54	84,683	26.54
$28.80 - $29.06	52,818	4.0	29.01	52,818	29.01
$34.30 - $36.50	76,700	5.2	34.64	76,700	34.64
	272,201	4.7	$25.98	222,201	$29.67

We received cash of approximately $0.2 million from options exercised during the year ended December 31, 2011. The impact of the cash receipt is included in financing activities in the accompanying consolidated statements of cash flows.  No options were exercised for the years ended December 31, 2010 and 2009.

20.  Income Taxes

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

In May 2011, the State of Michigan signed bills into law that replaced the Michigan Business Tax (“MBT”) with a six percent Corporate Income Tax that became effective January 1, 2012.  The repeal of the MBT resulted in the de-recognition of our related deferred tax assets and liabilities.  Therefore, we recorded additional income tax expense of approximately $0.8 million in the year ended December 31, 2011 as a result of this tax law change.  These amounts are included in income tax (provision) benefit in our consolidated statements of operations.

As of December 31, 2011, we had a federal and state deferred tax asset of $0.2 million and $0, respectively, net of a valuation allowance of $8.9 million.  We believe that it is more likely than not that the results of future operations will generate sufficient taxable income to recognize the net deferred tax assets. These future operations are primarily dependent upon the profitability of our TRSs, the timing and amounts of gains on land sales, and other factors affecting the results of operations of the TRSs.  The valuation allowances relate to net operating loss carryforwards and tax basis differences where there is uncertainty regarding their realizability.

During the years ended December 31, 2011 and 2010, we recorded an income tax (provision) benefit of approximately ($0.8) million and $0.7 million, respectively.

We had no unrecognized tax benefits as of or during the three year period ended December 31, 2011.  We expect no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2011.  No material interest or penalties relating to income taxes were recognized in the statement of operations for the years ended December 31, 2011, 2010, and 2009 or in the consolidated balance sheets as of December 31, 2011, 2010, and 2009.  It is our accounting policy to classify interest and penalties relating to unrecognized tax benefits as tax expense.  As of December 31, 2011, returns for the calendar years 2008 through 2010 remain subject to examination by the Internal Revenue Service (“IRS”) and various state and local tax jurisdictions.  As of December 31, 2011, certain returns for calendar year 2007 also remain subject to examination by various state and local tax jurisdictions.

21.  Transactions with Related Parties

During 2011, 2010 and 2009 we had agreements with various partnerships and performed management services on behalf of entities owned in part by certain of our trustees and/or officers.  The following revenue was earned during the three years ended December 31 from these related parties:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Management fees	$72	$102	$103
Leasing fees	12	26	21
Other	110	7	8
Total	$194	$135	$132

We had receivables from related parties of $0 and $28,000 at December 31,  2011 and 2010, respectively. These agreements were terminated with the sale of the joint venture’s sole property, Shenandoah Shopping Center, in August 2011.

22.  Commitments and Contingencies

Construction Costs

In connection with the development and expansion of various shopping centers as of December 31, 2011, we had entered into agreements for construction costs of approximately $3.0 million.

Deferred Liabilities

At December 31, 2011, we had certain deferred liability arrangements totaling $2.6 million.  See Note 12 for further information.

Litigation

We are currently involved in certain litigation arising in the ordinary course of business.

In December 2008, John Carlo, Inc. (“Carlo”) filed a lawsuit against us and J. Raymond Construction Company (“JRCC”) in the Circuit Court of the Fourth Judicial Circuit in Duval, Florida related to a dispute regarding final payment for concrete and road work for a development  project in Florida.  On March 10, 2011, a settlement was reached as a result of which Carlo was paid an additional amount for concrete and road work improvements relating to the 2008 River City Marketplace development project.  That amount was added to our investment in income producing property for accounting purposes.  In connection with that settlement, the Carlo suit was dismissed with prejudice.

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

23.  Subsequent Events

We have evaluated subsequent events through the date that the consolidated financial statements were issued.

Subsequent to December 31, 2011, a joint venture in which we held a 40% interest conveyed title to and its interest in West Acres Commons, a shopping center located in Flint, Michigan, to the lender in exchange for release from a non-recourse mortgage loan with a principal balance of $8.4 million, of which our share was $3.4 million.

Also subsequent to December 31, 2011, we completed the sale of two properties, Eastridge Commons in Flint, Michigan and an undeveloped land parcel in Roswell, Georgia, for combined net proceeds of $3.3 million.  We also executed separate agreements to sell four wholly-owned shopping center properties and one center owned through a joint venture, in which our ownership is 50%, for an aggregate price of $14.9 million.  The agreements are subject to contingencies for due diligence on the part of the buyers.

24.  Quarterly Financial Data (Unaudited)

The following table sets forth the quarterly results of operations for the year ended December 31, 2011:

	Quarters Ended 2011
	March 31 (1)	June 30 (1)	September 30 (1)	December 31 (1)
	(In thousands, except per share amounts)

Total revenue	$29,954	$29,483	$31,517	$30,366
Income before other income and expenses, tax and discontinued operations	$7,214	$6,547	$8,817	$6,442
(Loss) income from continuing operations	$(522)	$(733)	$5,828	$(41,881)
Income (loss) from discontinued operations	$269	$6,261	$(26)	$2,304

Net (loss) income	$(253)	$5,528	$5,802	$(39,577)
Net loss (income) attributable to noncontrolling partner interest	21	(371)	(389)	2,481
Preferred share dividends	-	(1,618)	(1,813)	(1,813)
Net (loss) income available to common shareholders	$(232)	$3,539	$3,600	$(38,909)

(Loss) earnings per common share, basic: (2)
Continuing operations	$(0.01)	$(0.06)	$0.09	$(1.05)
Discontinued operations	-	0.15	-	0.05
Net (loss) income available to common shareholders	$(0.01)	$0.09	$0.09	$(1.00)

(Loss) earnings per common share, diluted:(2)
Continuing operations	$(0.01)	$(0.06)	$0.09	$(1.05)
Discontinued operations	-	0.15	-	0.05
Net (loss) income available to common shareholders	$(0.01)	$0.09	$0.09	$(1.00)

(1) Amounts are reclassified to reflect the reporting of discontinued operations.
(2) EPS amounts are based on weighted average common shares outstanding during the quarter and, therefore, may not agree with the EPS calculated for the year ended December 31, 2011.

The following table sets forth the quarterly results of operations for the years ended December 31, 2010:

	Quarters Ended 2010
	March 31 (1)	June 30 (1)	September 30 (1)	December 31 (1)
	(In thousands, except per share amounts)

Total revenue	$28,854	$28,207	$26,972	$29,184
Income before other income and expenses, tax and discontinued operations	$8,757	$8,221	$7,594	$5,296
(Loss) income from continuing operations	$(1,442)	$80	$(29,422)	$9,019
Income (loss) from discontinued operations	$89	$(1,882)	$(20)	$(146)

Net (loss) income	$(1,353)	$(1,802)	$(29,442)	$8,873
Net loss (income) attributable to noncontrolling partner interest	670	760	2,701	(555)
Net (loss) income available to common shareholders	$(683)	$(1,042)	$(26,741)	$8,318

(Loss) earnings per common share, basic: (2)
Continuing operations	$(0.02)	$0.02	$(0.70)	$0.22
Discontinued operations	-	(0.05)	-	-
Net (loss) income available to common shareholders	$(0.02)	$(0.03)	$(0.70)	$0.22

(Loss) earnings per common share, diluted:(2)
Continuing operations	$(0.02)	$0.02	$(0.70)	$0.22
Discontinued operations	-	(0.05)	-	-
Net (loss) income available to common shareholders	$(0.02)	$(0.03)	$(0.70)	$0.22

(1) Amounts are reclassified to reflect the reporting of discontinued operations.
(2) EPS amounts are based on weighted average common shares outstanding during the quarter and, therefore, may not agree with the EPS calculated for the year ended December 31, 2010.

RAMCO-GERSHENSON PROPERTIES TRUST
SCHEDULE III
SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2011
(in thousands of dollars)

			INITIAL COST			GROSS AMOUNTS AT WHICH
			TO COMPANY		Capitalized	CARRIED AT CLOSE OF PERIOD
					Subsequent to
					Acquisition or Improvements,
				Building &	Net of		Building &		Accumulated	Date of	Date
Property	Location	Encumbrances	Land	Improvements	Impairments	Land	Improvements	Total	Depreciation	Constructed	Acquired
Auburn Mile	MI	$6,967	$15,704	$-	$(7,036)	$5,917	$2,751	$8,668	$1,717	2000	1999
Beacon Square	MI		1,806	6,093	2,405	1,809	8,495	10,304	1,431	2004	2004
Centre at Woodstock	GA	3,544	1,880	10,801	(316)	1,987	10,378	12,365	1,961	1997	2004
Clinton Pointe	MI		1,175	10,499	196	1,175	10,695	11,870	2,298	1992	2003
Clinton Valley	MI		1,500	13,498	10,174	1,625	23,547	25,172	8,733	1977 / 1985	1996
Conyers Crossing	GA		729	6,562	928	729	7,490	8,219	2,756	1978	1998
Coral Creek Shops	FL	9,016	1,565	14,085	479	1,572	14,557	16,129	3,598	1992	2002
Crossroads Centre	OH	28,101	5,800	20,709	2,663	4,904	24,268	29,172	7,242	2001	2001
East Town Plaza	WI	10,491	1,768	16,216	98	1,768	16,314	18,082	4,737	1992	2000
Eastridge Commons	MI		1,086	9,775	(3,540)	589	6,732	7,321	5,896	1990	1996
Edgewood Towne Center	MI		665	5,981	695	645	6,696	7,341	2,767	1990	1996
Fairlane Meadows	MI		3,255	17,620	4,137	3,260	21,752	25,012	4,511	1987 / 2007	2003 / 2005
Fraser Shopping Center	MI		363	3,263	1,039	363	4,302	4,665	1,652	1977	1996
Gaines Marketplace	MI		226	6,782	8,995	8,343	7,660	16,003	1,352	2004	2004
Heritage Place	MO		13,899	22,506	-	13,899	22,506	36,405	591	1989	2011
Holcomb Center	GA		658	5,953	9,493	658	15,446	16,104	3,368	1986	1996
Hoover Eleven	MI	5,690	3,308	29,778	1,139	3,304	30,921	34,225	6,650	1989	2003
Horizon Village	GA		1,133	10,200	1,793	1,143	11,983	13,126	2,564	1996	2002
Jackson Crossing	MI	24,457	2,249	20,237	15,655	2,249	35,892	38,141	12,635	1967	1996
Jackson West	MI	16,927	2,806	6,270	5,420	2,691	11,805	14,496	4,311	1996	1996
Kentwood Towne Centre (1)	MI	8,580	2,799	9,484	280	2,841	9,722	12,563	2,167	1988	1996
Lake Orion Plaza	MI		470	4,234	1,265	993	4,976	5,969	1,952	1977	1996
Lakeshore Marketplace	MI		2,018	18,114	3,135	3,402	19,865	23,267	4,588	1996	2003
Liberty Square	IL		2,670	11,862	(54)	2,670	11,808	14,478	608	1987	2010
Livonia Plaza	MI		1,317	11,786	216	1,317	12,002	13,319	2,807	1988	2003
Mays Crossing	GA		725	6,532	2,253	725	8,785	9,510	2,988	1984	1997
Merchants' Square	IN		4,997	18,346	(133)	4,997	18,213	23,210	1,726	1970	2010
Naples Towne Centre	FL		218	1,964	5,492	807	6,867	7,674	2,529	1982	1996
New Towne Plaza	MI	19,527	817	7,354	5,945	817	13,299	14,116	4,946	1975	1996
Northwest Crossing	TN		1,854	11,566	(1,493)	969	10,958	11,927	2,965	1989 / 1999	1997 / 1999
Oak Brook Square	MI		955	8,591	5,742	955	14,333	15,288	4,851	1982	1996
OfficeMax Center	OH		227	2,042	-	227	2,042	2,269	800	1994	1996
Pelican Plaza	FL		710	6,404	(1,607)	641	4,866	5,507	2,453	1983	1997
Promenade at Pleasant Hill	GA		3,891	22,520	(271)	3,440	22,700	26,140	4,355	1993	2004
River City Marketplace	FL	110,000	19,768	73,859	7,274	11,140	89,761	100,901	13,129	2005	2005
River Crossing Centre	FL		728	6,459	35	728	6,494	7,222	1,437	1998	2003
Rivertowne Square	FL		954	8,587	1,540	954	10,127	11,081	2,740	1980	1998
Roseville Towne Center	MI		1,403	13,195	7,132	1,403	20,327	21,730	7,850	1963	1996
Rossford Pointe	OH		796	3,087	2,652	797	5,738	6,535	989	2006	2005
Southbay Shopping Center	FL		597	5,355	(1,794)	492	3,666	4,158	1,905	1978	1998
Southfield Plaza	MI		1,121	10,090	(11)	1,042	10,158	11,200	5,094	1969	1996
Spring Meadows Place (2)	OH	16,066	1,662	14,959	5,843	1,653	20,811	22,464	7,967	1987	1996
Tel-Twelve	MI		3,819	43,181	33,197	3,819	76,378	80,197	25,978	1968	1996
The Crossroads	FL	10,736	1,850	16,650	624	1,857	17,267	19,124	4,136	1988	2002
The Shoppes at Fox River	WI		4,664	18,913	-	4,664	18,913	23,577	773	2009	2010
The Town Center at Aquia Office Building	VA	14,434	-	-	22,335	3,685	18,650	22,335	1,755	2009	1998
Town & Country Crossing	MO		8,395	26,465	-	8,395	26,465	34,860	39	2008	2011
Troy Towne Center	OH		930	8,372	(401)	813	8,088	8,901	3,440	1990	1996
Village Lakes Shopping Center	FL		862	7,768	3,296	862	11,064	11,926	3,008	1987	1997
West Allis Towne Centre	WI		1,866	16,789	13,704	1,866	30,493	32,359	7,852	1987	1996
West Oaks I	MI	26,898	-	6,304	12,214	1,768	16,750	18,518	5,610	1979	1996
West Oaks II (3)	MI	14,406	1,391	12,519	6,232	1,391	18,751	20,142	7,153	1986	1996
Land Held for Future Development (4)	Various		28,266	-	32,595	27,137	33,724	60,861	-	N/A	N/A
Land Available for Sale (5)	Various		10,931	27,252	(9,874)	6,770	21,539	28,309	1,362	N/A	N/A
TOTALS		$325,840	$175,246	$697,431	$211,780	$164,667	$919,790	$1,084,457	$222,722

(1) We own a 77.9% interest in this property.
(2) The property's mortgage loan is cross-collateralized with West Oaks II.
(3) The property's mortgage loan is cross-collateralized with Spring Meadows Place.
(4) Land held for future development includes three parcels of land located in Florida and Michigan.
(5) Land available for sale includes five parcels of land adjacent to certain of our existing developed properties located in Florida, Georgia, Michigan, Tennessee and Virginia.

SCHEDULE III
REAL ESTATE INVESTMENT AND ACCUMULATED DEPRECIATION
December 31, 2011
	Year ended December 31,
	2011	2010	2009
		(In thousands)
Reconciliation of total real estate carrying value:
Balance at beginning of year	$1,074,095	$1,003,091	$1,011,008
Additions during period:
Improvements	21,240	23,840	20,760
Acquisition	71,265	62,575	(19)
Consolidation of variable interest entity	-	23,797	-

Deductions during period:
Cost of real estate sold/written off	(54,343)	(10,421)	(28,658)
Impairment	(27,800)	(28,787)	-
Balance at end of year	$1,084,457	$1,074,095	$1,003,091

Reconciliation of accumulated depreciation:
Balance at beginning of year	$213,919	$194,181	$177,013
Depreciation Expense	28,242	26,326	25,118
Cost of real estate sold/written off	(19,439)	(6,588)	(7,950)
Balance at end of year	$222,722	$213,919	$194,181

Aggregate cost for federal income tax purposes	$1,057,194	$1,026,629	$968,000

SCHEDULE IV
MORTGAGE LOANS ON REAL ESTATE
Year Ended December 31, 2011
(Dollars in thousands)

Description of Lien	Interest Rate	Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages	Principal Amount of Loans Subject to delinquent Principal or interest

Note on land in Waukesha, WI	7.5%	1/1/2013	Interest only monthly, balloon payment due at maturity	$-	$3,000	$3,000	$-