Form 10-Q
period 2012-03-31
RAMCO GERSHENSON PROPERTIES TRUST
filed 2012-05-04
CIK 842183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended March 31, 2012

Commission file number 1-10093

RAMCO-GERSHENSON PROPERTIES TRUST
(Exact name of registrant as specified in its charter)

MARYLAND			13-6908486
(State of other jurisdiction of incorporation or organization)			(I.R.S Employer Identification Numbers)
31500 Northwestern Highway Farmington Hills, Michigan			48334
(Address of principal executive offices)			(Zip Code)

248-350-9900
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports).  And (2) has been subject to such filing requirements for the past 90 days.

Yes ☒		No □

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒		No □

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer □	Accelerated filer ☒	Non-accelerated filer □ (Do not check if a smaller reporting company)	Smaller reporting company □

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes □		No ☒

Number of common shares of beneficial interest ($0.01 par value) of the registrant outstanding as of April 30, 2012: 39,929,980

PART 1 – FINANCIAL INFORMATION

Item 1.  Unaudited Condensed Consolidated Financial Statements

RAMCO-GERSHENSON PROPERTIES TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2012 (Unaudited) and December 31, 2011
(In thousands, except per share amounts)

	March 31, 2012	December 31, 2011
ASSETS
Income producing properties, at cost:
Land	$130,585	$133,145
Buildings and improvements	846,584	863,763
Less accumulated depreciation and amortization	(218,623)	(222,722)
Income producing properties, net	758,546	774,186
Construction in progress and land held for development or sale	89,926	87,549
Real estate assets held for sale	5,222	-
Net real estate	853,694	861,735
Equity investments in unconsolidated joint ventures	96,502	97,020
Cash and cash equivalents	6,305	12,155
Restricted cash	5,853	6,063
Accounts receivable, net	9,689	9,614
Note receivable	3,000	3,000
Other assets, net	57,597	59,236
TOTAL ASSETS	$1,032,640	$1,048,823

LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgages and notes payable:
Mortgages payable	$324,617	$325,887
Unsecured revolving credit facility	19,000	29,500
Unsecured term loan facilities	135,000	135,000
Junior subordinated notes	28,125	28,125
Total mortgages and notes payable	506,742	518,512
Capital lease obligation	6,263	6,341
Accounts payable and accrued expenses	27,646	31,546
Other liabilities	2,411	2,644
Distributions payable	8,683	8,606
TOTAL LIABILITIES	551,745	567,649

Ramco-Gershenson Properties Trust ("RPT") Shareholders' Equity:
Preferred shares, $0.01 par, 2,000 shares authorized: 7.25% Series D
Cumulative Convertible Perpetual Preferred Shares, (stated at liquidation preference $50 per share), 2,000 shares issued and
outstanding as of March 31, 2012 and December 31, 2011	$100,000	$100,000
Common shares of beneficial interest, $0.01 par, 60,000 shares authorized, 39,454 and 38,735 shares issued and outstanding as
of March 31, 2012 and December 31, 2011, respectively	395	387
Additional paid-in capital	578,438	570,225
Accumulated distributions in excess of net income	(226,672)	(218,888)
Accumulated other comprehensive loss	(2,415)	(2,649)
TOTAL SHAREHOLDERS' EQUITY ATTRIBUTABLE TO RPT	449,746	449,075
Noncontrolling interest	31,149	32,099
TOTAL SHAREHOLDERS' EQUITY	480,895	481,174

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,032,640	$1,048,823

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)
(Unaudited)

	Three months ended March 31,
	2012	2011
REVENUE
Minimum rent	$21,481	$19,373
Percentage rent	195	64
Recovery income from tenants	7,937	7,386
Other property income	746	1,509
Management and other fee income	967	992
TOTAL REVENUE	31,326	29,324

EXPENSES
Real estate taxes	4,306	4,165
Recoverable operating expense	3,934	3,808
Other non-recoverable operating expense	834	672
Depreciation and amortization	8,710	8,370
General and administrative expense	4,879	5,057
TOTAL EXPENSES	22,663	22,072

INCOME BEFORE OTHER INCOME AND EXPENSES, TAX AND DISCONTINUED OPERATIONS	8,663	7,252

OTHER INCOME AND EXPENSES
Other expense, net	(112)	(210)
Gain on sale of real estate	69	155
Earnings from unconsolidated joint ventures	496	962
Interest expense	(6,749)	(7,959)
Amortization of deferred financing fees	(380)	(624)
Provision for impairment	(2,536)	-
LOSS FROM CONTINUING OPERATIONS BEFORE TAX	(549)	(424)
Income tax provision	(25)	(59)
LOSS FROM CONTINUING OPERATIONS	(574)	(483)

DISCONTINUED OPERATIONS
Gain on sale of real estate	264	-
Income from discontinued operations	258	230
INCOME FROM DISCONTINUED OPERATIONS	522	230

NET LOSS	(52)	(253)
Net loss attributable to noncontrolling partner interest	534	21
NET INCOME (LOSS) ATTRIBUTABLE TO RPT	482	(232)
Preferred share dividends	(1,812)	-
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(1,330)	$(232)

LOSS PER COMMON SHARE, BASIC
Continuing operations	$(0.04)	$(0.01)
Discontinued operations	0.01	-
	$(0.03)	$(0.01)
LOSS PER COMMON SHARE, DILUTED
Continuing operations	$(0.04)	$(0.01)
Discontinued operations	0.01	-
	$(0.03)	$(0.01)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	38,884	37,927
Diluted	38,884	37,927

OTHER COMPREHENSIVE INCOME (LOSS)
Net loss	$(52)	$(253)
Other comprehensive income:
Gain on interest rate swaps	248	-
Comprehensive income (loss)	196	(253)
Comprehensive income attributable to noncontrolling interest	(14)	-
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO RPT	$182	$(253)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the three months ended March 31, 2012
(In thousands)
(Unaudited)

	Shareholders' Equity of Ramco-Gershenson Properties Trust
	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Shareholders’ Equity

Balance, December 31, 2011	$100,000	$387	$570,225	$(218,888)	$(2,649)	$32,099	$481,174
Issuance of common shares	-	8	7,778	-	-	-	7,786
Share-based compensation and other expense	-	-	435	-	-	-	435
Dividends declared to common shareholders	-	-	-	(6,391)	-	-	(6,391)
Dividends declared to preferred shareholders	-	-	-	(1,812)	-	-	(1,812)
Distributions declared to noncontrolling interests	-	-	-	-	-	(430)	(430)
Dividends declared to deferred shares	-	-	-	(63)	-	-	(63)
Other comprehensive income adjustment	-	-	-	-	234	14	248
Net income (loss)	-	-	-	482	-	(534)	(52)
Balance, March 31, 2012	$100,000	$395	$578,438	$(226,672)	$(2,415)	$31,149	$480,895

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2012 and 2011
(In thousands)
(Unaudited)

	Three months ended March 31,
	2012	2011
OPERATING ACTIVITIES
Net loss	$(52)	$(253)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization, including discontinued operations	8,872	8,927
Amortization of deferred financing fees, including discontinued operations	380	632
Income tax provision	25	59
Earnings from unconsolidated joint ventures	(496)	(962)
Distributions received from operations of unconsolidated joint ventures	973	1,079
Provision for impairment	2,536	-
Gain on sale of real estate	(333)	(156)
Amortization of premium on mortgages and notes payable, net	(8)	(9)
Share-based compensation expense	541	484
Changes in assets and liabilities:
Accounts receivable	(118)	(262)
Other assets, net	835	(1,811)
Accounts payable, accrued expenses and other liabilities	(4,649)	(2,086)
Net cash provided by operating activities	8,506	5,642

INVESTING ACTIVITIES
Additions to real estate	$(6,724)	$(7,171)
Net proceeds from sales of real estate	4,897	1,247
Decrease (increase) in restricted cash	210	(1,454)
Investment in and notes receivable from unconsolidated joint ventures	(66)	(2,491)
Purchase of partner's equity in consolidated joint ventures	-	(1,000)
Net cash used in investing activities	(1,683)	(10,869)

FINANCING ACTIVITIES
Proceeds on mortgages and notes payable	$-	$24,650
Repayment of mortgages and notes payable	(1,262)	(31,431)
Net (repayments) proceeds on revolving credit facility	(10,500)	12,750
Payment of deferred financing costs	-	(139)
Proceeds from issuance of common stock	7,786	8,667
Repayment of capitalized lease obligation	(78)	(74)
Dividends paid to preferred shareholders	(1,812)	-
Dividends paid to common shareholders	(6,377)	(6,165)
Distributions paid to operating partnership unit holders	(430)	(509)
Net cash (used in) provided by financing activities	(12,673)	7,749

Net change in cash and cash equivalents	(5,850)	2,522
Cash and cash equivalents at beginning of period	12,155	10,175
Cash and cash equivalents at end of period	$6,305	$12,697

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest (net of capitalized interest of $233 and $102 in 2012 and 2011, respectively)	$6,704	$8,226
Cash paid for federal income taxes	15	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Organization and Basis of Presentations

Organization

Ramco-Gershenson Properties Trust, together with its subsidiaries (the “Company”), is a real estate investment trust (“REIT”) engaged in the business of owning, developing, redeveloping, acquiring, managing and leasing community shopping centers located in the Eastern and Midwestern regions of the United States.  At March 31, 2012, we owned and managed, either directly or through our interest in real estate joint ventures, a portfolio of 80 shopping centers and one office building, with approximately 14.9 million square feet of gross leasable area (“GLA”).  We also owned interests in three parcels of land held for development or sale and five parcels of land adjacent to certain of our existing developed properties located in Florida, Georgia, Michigan, Tennessee and Virginia.  Most of our properties are anchored by supermarkets and/or national chain stores.  The Company’s credit risk, therefore, is concentrated in the retail industry.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and our majority owned subsidiary, the Operating Partnership, Ramco-Gershenson Properties, L.P. (93.8% and 93.7% owned by the Company at March 31, 2012 and December 31, 2011, respectively), and all wholly-owned subsidiaries, including entities in which we have a controlling financial interest or have been determined to be a primary beneficiary of a variable interest entity (“VIE”).  We have elected to be a REIT for federal income tax purposes.  All intercompany balances and transactions have been eliminated in consolidation.  The information furnished is unaudited and reflects all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.  These condensed consolidated financial statements should be read in conjunction with our 2011 Annual Report on Form 10-K.

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

Recent Accounting Pronouncements

In May 2011, the FASB updated ASC 820 “Fair Value Measurements and Disclosures” with ASU 2011-04 “Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRS”.  The amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.  This standard is to be applied prospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  We adopted this standard in the first quarter 2012 and it did not have a material impact on our consolidated financial statements.

In June 2011, the FASB updated ASC 220 “Comprehensive Income” with ASU 2011-05 “Presentation of Comprehensive Income”, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive  statements.  This standard is to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We adopted this standard in the first quarter of 2012. The standard concerns presentation and disclosure only and did not have an impact on our consolidated financial statements.

In September 2011, the FASB updated ASC 350 “Intangibles – Goodwill and Other” with ASU 2011-08 “Testing Goodwill for Impairment”.  Under this update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary.  This standard is effective for fiscal years beginning after December 15, 2011.  We do not expect this update to have a material impact on our consolidated financial statements.

2.  Accounts Receivable, Net

We provide for bad debt expense based upon the allowance method of accounting.  We continuously monitor the collectability of our accounts receivable from specific tenants. We analyze historical bad debts, customer creditworthiness, current economic trends and changes in tenant payment terms when evaluating the adequacy of the allowance for bad debts.  Allowances are taken for those balances that we have reason to believe will be uncollectible.  When tenants are in bankruptcy, we make estimates of the expected recovery of pre-petition and post-petition claims.  The period to resolve these claims can exceed one year.  Management believes the allowance for doubtful accounts is adequate to absorb currently estimated bad debts.  However, if we experience bad debts in excess of the allowance we have established, our operating income would be reduced.  Although we estimate uncollectible receivables and provide for them through charges against income, actual experience may differ from those estimates.  At March 31, 2012 and December 31, 2011, our accounts receivable were $9.7 and $9.6 million, respectively, net of allowances for doubtful accounts of approximately $3.0 million and $3.5 million, respectively.

3.  Real Estate

Included in our net real estate are income producing shopping center properties that are recorded at cost less accumulated depreciation and amortization.

We review our investment in real estate, including any related intangible assets, for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the remaining estimated useful lives of those assets may warrant revision or the applicable holding period changes and that the carrying value of the property may not be recoverable.  For operating properties, these changes in circumstances include, but are not limited to, changes in occupancy, rental rates, tenant sales, net operating income, geographic location, and real estate values.  As a result of impairment testing for the three months ended March 31, 2012, we recorded a non-cash provision for impairment of $2.5 million at Kentwood Towne Center, a consolidated partnership, of which our share was $2.0 million.  The impairment resulted from the expectation that property cash flow will be insufficient to service a non-recourse mortgage with an outstanding principal balance of $8.5 million and that the partners will be unwilling to fund debt service coverage shortfalls.  The reduced cash flow is the result of non-payment of real estate taxes and monthly charges by one of the center’s anchor tenants.  The lender has issued a notice of default to the partnership.

Land held for development or sale consists of projects where vertical construction has yet to commence, but which have been identified as available for future development if and when market conditions dictate the demand for a new shopping center.  The viability of all projects under construction or development, including those owned by unconsolidated joint ventures, are regularly evaluated under applicable accounting requirements, including requirements relating to abandonment of assets or changes in use.  Land held for development or sale was $76.1 million and $76.7 million at March 31, 2012 and December 31, 2011, respectively.

Construction in progress represents existing development and redevelopment projects.  When projects are substantially complete and ready for their intended use, balances are transferred to land or building and improvements as appropriate.  Construction in progress was $13.8 million and $10.8 million at March 31, 2012 and December 31, 2011, respectively.

4.  Property Acquisitions and Dispositions

Acquisitions

We had no acquisition activity during the three months ended March 31, 2012 and 2011.

Dispositions

The following table provides a summary of our disposition activity for the three months ended March 31, 2012:

					Gross
Property Name	Location	GLA / Acreage	Date Sold	Ownership %	Sales Price	Debt Repaid	Gain on Sale
					(In thousands)
Eastridge Commons	Flint, MI	169,676	02/27/12	100%	$1,750	$-	$137
OfficeMax Center	Toledo, OH	22,930	03/27/12	100%	1,725	-	127
	Total consolidated income producing dispositions				$3,475	$-	$264

Outparcel	Roswell, GA	2.26	02/14/12	100%	$2,030	$-	$69
	Total consolidated land / outparcel dispositions				$2,030	$-	$69

	Total consolidated dispositions				$5,505	$-	$333

5.  Discontinued Operations

We will classify properties as held for sale when executed purchase and sales agreement contingencies have been satisfied thereby signifying that the sale is legally binding.  As of March 31, 2012, we had two income producing properties held for sale located in Sarasota and Osprey, Florida.

The following table provides a summary of selected operating results for those properties sold or held for sale during the three months ended March 31, 2012 and 2011:

	March 31,
	2012	2011
	(In thousands)
Total revenue	$756	$2,208
Expenses:
Recoverable operating expenses	237	957
Other non-recoverable property operating expenses	99	171
Depreciation and amortization	162	556
Interest expense	-	294
Operating income of properties sold	258	230
Gain on sale of properties	264	-
Income from discontinued operations	$522	$230

6.  Equity Investments in Unconsolidated Joint Ventures

The combined condensed financial information for our unconsolidated joint ventures is summarized as follows:

Balance Sheets	March 31, 2012	December 31, 2011
	(In thousands)
ASSETS
Investment in real estate, net	$854,594	$866,184
Other assets	57,410	61,377
Total Assets	$912,004	$927,561
LIABILITIES AND OWNERS' EQUITY
Mortgage notes payable	$386,823	$396,792
Other liabilities	12,785	16,547
Owners' equity	512,396	514,222
Total Liabilities and Owners' Equity	$912,004	$927,561

RPT's equity investments in unconsolidated joint ventures	$96,502	$97,020

	Three Months Ended March 31,
Statements of Operations	2012	2011
	(In thousands)
Total Revenue	$21,083	$23,103
Total Expenses	19,240	20,249
Income before other income and expenses	1,843	2,854
Provision for impairment of long-lived assets (1)	-	125
Gain on extinguishment of debt (2)	198	-
Net Income	$2,041	$2,729

RPT's share of earnings from unconsolidated joint ventures (3)	$926	$962

(1) The Ramco/West Acres LLC joint venture recorded a $0.1 million impairment of long-lived assets.
(2) The Ramco/West Acres LLC conveyed its interest in its sole shopping center to the lender in February 2012.
(3) Ramco's share of earnings excludes $0.4 million of expense related to the liquidation of the Ramco/West Acres LLC.

As of March 31, 2012, we had investments in the following unconsolidated joint ventures:

	Ownership as of	Total Assets as of March 31,	Total Assets as of December 31,
Unconsolidated Entities	March 31, 2012	2012	2011
		(In thousands)
Ramco/Lion Venture LP	30%	$512,968	$517,344
Ramco 450 Venture LLC	20%	299,517	300,380
Ramco HHF KL LLC	7%	49,273	49,731
Ramco HHF NP LLC	7%	26,125	26,140
Ramco 191 LLC	20%	22,979	23,272
Other Joint Ventures	(1)	1,142	10,694
		$912,004	$927,561

(1)
Other JV's include joint ventures formed with private investors where we own 40%-50% of the sole property in the joint venture.  As of March 31, 2012, we had an equity interest in one such joint venture which owns a shopping center located in Southfield, MI.  Also, on February 10, 2012, Ramco/West Acres LLC completed a deed-in-lieu transfer to the lender in exchange for full release under its mortgage loan obligation in the amount of $8.4 million.

There was no acquisition activity in the three months ended March 31, 2012 and 2011 by any of our unconsolidated joint ventures.

Debt

Our unconsolidated joint ventures had the following debt outstanding at March 31, 2012:

	Balance	Interest	Maturity
Entity Name	Outstanding	Rate	Date
	(In thousands)
Ramco 191 LLC (1)	$8,138	1.7%	June 2012
Ramco/Lion Venture LP (2)	207,065	5.0% - 8.2%	Various
Ramco 450 Venture LLC (3)	170,742	5.3% - 6.0%	Various
Other Joint Ventures (4)	568	5.6%	May 2016
	$386,513
Unamortized premium	310
Total mortgage debt	$386,823

(1)  Interest rate is variable based on LIBOR plus 1.45%.
(2) Maturities range from October 2012 to June 2020.
(3) Maturities range from January 2013 to January 2017.
(4) Balance relates to the S-12 Associates joint venture.  The interest rate resets annually each June 1.

Ramco/Lion Venture LP is in negotiations with the lender to convey title in lieu of repayment of the non-recourse mortgage note at Gratiot Crossing Center, which is an income producing property in which we have a 30% ownership.  In December 2011, the joint venture recorded an impairment provision of $5.5 million, of which our share was $1.6 million, as a result of one of the anchor tenant’s decision not to renew its lease.

Joint Venture Management and other Fee Income

We are engaged by certain of our joint ventures to provide asset management, property management, leasing and investing services for such venture’s respective properties.  We receive fees for our services, including a property management fee calculated as a percentage of gross revenues received and recognize these fees as the services are rendered.

The following table provides information for our fees earned which are reported in our condensed consolidated statements of operations:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Management fees	$714	$746
Leasing fees	222	145
Development fees	31	75
Total	$967	$966

7.  Other Assets, Net

Other assets consist of the following:

	March 31, 2012	December 31, 2011
	(In thousands)
Deferred leasing costs, net	$14,478	$14,895
Deferred financing costs, net	5,185	5,565
Lease intangible assets, net	12,894	13,702
Straight-line rent receivable, net	16,039	16,030
Prepaid expenses and other deferred expenses, net	6,838	6,702
Other, net	2,163	2,342
Other assets, net	$57,597	$59,236

Total accumulated amortization of other assets was $29.7 million and $27.3 million at March 31, 2012 and December 31, 2011, respectively.

Intangible assets attributable to lease origination costs and for above market leases are being amortized over the lives of the applicable lease to amortization expense and as a reduction to minimum rent revenue, respectively, over the initial terms of the respective leases.  Amortization of the intangible asset resulted in an expense and reduction of revenue of approximately $0.2 million as of $0.1 million as of March 31, 2012 and 2011, respectively.

Included in accounts payable and accrued expenses were intangibles related to below market leases of $7.5 million and $7.7 million as of March 31, 2012 and December 31, 2011, respectively.  The lease-related intangible liabilities are being accreted over the applicable terms of the acquired leased, which resulted in an increase of revenue of $0.2 million and $0.1 million as of March 31, 2012 and 2011, respectively.

Unbilled straight-line rent receivables of $16.0 million at the end of both periods are net of allowances of $1.6 million and $1.5 million as of March 31, 2012 and December 31, 2011, respectively.

8.  Debt

The following table summarizes our mortgages and notes payable and capital lease obligation as of March 31, 2012 and December 31, 2011:

Mortgages and Notes Payable	March 31, 2012	December 31, 2011
	(In thousands)
Fixed rate mortgages	$324,578	$325,840
Unsecured revolving credit facility	19,000	29,500
Unsecured term loan facilities	135,000	135,000
Junior subordinated notes	28,125	28,125
	506,703	518,465
Unamortized premium	39	47
	$506,742	$518,512

Capital lease obligation (1)	$6,263	$6,341

(1) 99 year ground lease expires September 2103. An anchor tenant's exercise of its option to purchase its parcel in October 2014 would require us to purchase the ground lease.

Our fixed rate mortgages have interest rates ranging from 5.1% to 7.6%, and are due at various maturity dates from August 2012 through July 2032.  The fixed rate mortgage notes are secured by mortgages on properties that have an approximate net carrying value of $307.8 million as of March 31, 2012.  Our junior subordinated notes have a fixed interest rate until January 2013 after which time the rate becomes variable at LIBOR plus 3.30%.

We made net repayments of $10.5 million on our revolving credit facility during the three months ended March 31, 2012 and had outstanding letters of credit issued under our revolving credit facility, not reflected in the accompanying condensed consolidated balance sheets, of $1.2 million. These letters of credit reduce the availability under the bank facility.

The revolving credit facility contains financial covenants relating to total leverage, fixed charge coverage ratio, tangible net worth and various other calculations.  As of March 31, 2012, we were in compliance with these covenants.

The mortgage loans encumbering our properties, including properties held by our unconsolidated joint ventures, are generally nonrecourse, subject to certain exceptions for which we would be liable for any resulting losses incurred by the lender.  These exceptions vary from loan to loan but generally include fraud or a material misrepresentation, misstatement or omission by the borrower, intentional or grossly negligent conduct by the borrower that harms the property or results in a loss to the lender, filing of a bankruptcy petition by the borrower, either directly or indirectly and certain environmental liabilities.  In addition, upon the occurrence of certain events, such as fraud or filing of a bankruptcy petition by the borrower, we or our joint ventures would be liable for the entire outstanding balance of the loan, all interest accrued thereon and certain other costs, including penalties and expenses.

We have entered into mortgage loans which are secured by multiple properties and contain cross-collateralization and cross-default provisions.  Cross-collateralizations provisions allow a lender to foreclose on multiple properties in the event that we default under the loan.  Cross-default provisions allow a lender to foreclose on the related property in the event a default is declared under another loan.

The following table presents scheduled principal payments on mortgages and notes payable as of March 31, 2012:

Year Ending December 31,
(In thousands)
2012 (April 1 - December 31)	$14,349
2013	25,821
2014 (1)	52,647
2015 (2)	151,943
2016	1,894
Thereafter	260,049
Subtotal debt	$506,703
Unamortized premium	39
Total debt (including unamortized premium)	$506,742

(1)	Scheduled maturities in 2014 include $19.0 million which represents the balance of the unsecured revolving credit facility drawn as of March 31, 2012.
(2)	Scheduled maturities in 2015 include $75.0 million of unsecured term loan that includes a one-year extension option through April 2016.

With respect to the mortgage due in 2012 it is our intent to repay this mortgage using cash, borrowing under our unsecured line of credit, or other sources of financing.

9.  Fair Value

We utilize fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  Derivative instruments (interest rate swaps) are recorded at fair value on a recurring basis.  Additionally, we, from time to time, may be required to record other assets at fair value on a nonrecurring basis.  As a basis for considering market participant assumptions in fair value measurements, GAAP establishes three fair value levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.  The assessed inputs used in determining any fair value measurement could result in incorrect valuations that could be material to our condensed consolidated financial statements.  These levels are:

Level 1	Valuation is based upon quoted prices for identical instruments traded in active markets.

Level 2
Valuation is based upon prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3
Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market.  These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the assets or liabilities.

The following is a description of valuation methodologies used for our assets and liabilities recorded at fair value.

Derivative Assets and Liabilities

All of our derivative instruments are interest rate swaps for which quoted market prices are not readily available.  For those derivatives, we measure fair value on a recurring basis using valuation models that use primarily market observable inputs, such as yield curves.  We classify these instruments as Level 2.  Refer to Note 10 for additional information on our derivative financial instruments.

The table below presents the recorded amount of liabilities measured at fair value on a recurring basis as of March 31, 2012.

	Total
Liabilities	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Derivative liabilities (1)	$(2,580)	$-	$(2,580)	$-

(1)	Interest rate swaps.

The carrying values of cash and cash equivalents, restricted cash, receivables and accounts payable and accrued liabilities are reasonable estimates of their fair values because of the short maturity of these financial instruments.

We estimated the fair value of our debt based on our incremental borrowing rates for similar types of borrowing arrangements with the same remaining maturity and on the discounted estimated future cash payments to be made for other debt.  The discount rates used approximate current lending rates for loans or groups of loans with similar maturities and credit quality, assumes the debt is outstanding through maturity and considers the debt’s collateral (if applicable).  Since such amounts are estimates that are based on limited available market information for similar transactions, there can be no assurance that the disclosed value of any financial instrument could be realized by immediate settlement of the instrument.  Fixed rate debt (including variable rate debt swapped to fixed through derivatives) with carrying values of $487.7 million and $489.0 million as of March 31, 2012 and December 31, 2011, respectively, has fair values of approximately $480.2 million and $473.7 million, respectively.  Variable rate debt’s fair value is estimated to be the carrying values of $19.0 million and $29.5 million as of March 31, 2012 and December 31, 2011, respectively.

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

The table below presents the recorded amount of assets at the time they were marked to fair value during the three months ended March 31, 2012 on a nonrecurring basis.  We did not have any material liabilities that were required to be measured at fair value on a nonrecurring basis during the three months ended March 31, 2012:

	Total				Total
Assets	Fair Value	Level 1	Level 2	Level 3	Losses
	(In thousands)
Income producing properties	$8,227	$-	$-	$8,227	$(2,536)
Total	$8,227	$-	$-	$8,227	$(2,536)

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

10.  Derivative Financial Instruments

We utilize interest rate swap agreements for risk management purposes to reduce the impact of changes in interest rates on our variable rate debt.  On the date we enter into an interest rate swap, the derivative is designated as a hedge against the variability of cash flows that are to be paid in connection with a recognized liability.  Subsequent changes in the fair value of a derivative designated as a cash flow hedge that is determined to be highly effective are recorded in other comprehensive income (“OCI”) until earnings are affected by the variability of cash flows of the hedged transaction.  The differential between fixed and variable rates to be paid or received is accrued, as interest rates change, and recognized currently as interest expense in the consolidated statements of operations.  We assess effectiveness of our cash flow hedges both at inception and on an ongoing basis.  Our cash flow hedges become ineffective if critical terms of the hedging instrument and the debt do not perfectly match such as notional amounts, settlement dates, reset dates, calculation period and LIBOR rate.

At March 31, 2012, we had four interest rate swap agreements with an aggregate notional amount of $135.0 million that were designated as cash flow hedges.  The agreements provided for swapping one-month LIBOR interest rates ranging from 1.2% to 2.0% on our $75.0 million and $60.0 million unsecured term loans and have expirations ranging from April 2016 to October 2018.  There were no interest rate swap agreements in effect for the same period in 2011.

The following table summarizes the notional values and fair values of our derivative financial instruments as of March 31, 2012:

	Hedge	Notional	Fixed	Fair	Expiration
Underlying Debt	Type	Value	Rate	Value	Date
		(in thousands)		(in thousands)
Unsecured term loan facility	Cash Flow	$75,000	1.2175%	$(1,029)	04/2016
Unsecured term loan facility	Cash Flow	30,000	2.0480%	(952)	10/2018
Unsecured term loan facility	Cash Flow	25,000	1.8500%	(507)	10/2018
Unsecured term loan facility	Cash Flow	5,000	1.8400%	(92)	10/2018
		$135,000		$(2,580)

The following table presents the fair values of derivative financial instruments in our condensed consolidated balance sheets as of March 31, 2012 and December 31, 2011, respectively:

	Liability Derivatives
	March 31, 2012		December 31, 2011

Derivatives designated as	Balance Sheet	Fair	Balance Sheet	Fair
hedging instruments	Location	Value	Location	Value
		(in thousands)		(In thousands)
Interest rate contracts	Accounts payable and accrued expenses	$(2,580)	Accounts payable and accrued expenses	$(2,828)

Total		$(2,580)	Total	$(2,828)

The effect of derivative financial instruments on our condensed consolidated statements of operations for the three months ended March 31, 2012 and 2011 is summarized as follows:

			Location of	Amount of Loss
	Amount of Gain		Loss	Reclassified from
	Recognized in OCI on Derivative		Reclassified from	Accumulated OCI into
	(Effective Portion)		Accumulated OCI	Income (Effective Portion)
Derivatives in Cash Flow	Three Months Ended March 31,		into Income	Three Months Ended March 31,
Hedging Relationship	2012	2011	(Effective Portion)	2012	2011
	(In thousands)			(In thousands)
Interest rate contracts	$248	$-	Interest Expense	$(430)	$-

Total	$248	$-	Total	$(430)	$-

11.   Earnings Per Common Share

The following table sets forth the computation of basic earnings per share (“EPS”):

	Three Months Ended March 31,
	2012	2011
	(In thousands, except per share data)
Loss from continuing operations	$(574)	$(483)
Net loss from continuing operations attributable to noncontrolling interest	567	37
Preferred share dividends	(1,812)	-
Allocation of continuing loss to restricted share awards	16	14
Loss from continuing operations attributable to RPT	$(1,803)	$(432)

Income from discontinued operations	522	230
Net income from discontinued operations attributable to noncontrolling interest	(32)	(16)
Allocation of discontinued income to restricted share awards	(5)	(2)
Income from discontinued operations attributable to RPT	485	212
Net loss available to common shareholders	$(1,318)	$(220)

Weighted average shares outstanding, Basic	38,884	37,927

Loss per share common share, Basic
Continuing operations	$(0.04)	$(0.01)
Discontinued operations	0.01	-
Net loss available to common shareholders	$(0.03)	$(0.01)

The following table sets forth the computation of diluted EPS:

	Three Months Ended March 31,
	2012	2011
	(In thousands, except per share data)
Loss from continuing operations	$(574)	$(483)
Net loss from continuing operations attributable to noncontrolling interest	567	37
Preferred share dividends	(1,812)	-
Allocation of continuing loss to restricted share awards	16	14
Allocation of overdistributed continuing loss to restricted share awards	(5)	(1)
Loss from continuing operations attributable to RPT	$(1,808)	$(433)

Income from discontinued operations	522	230
Net income from discontinued operations attributable to noncontrolling interest	(32)	(16)
Income from discontinued operations attributable to RPT	490	214
Net loss available to common shareholders	$(1,318)	$(219)

Weighted average shares outstanding, Basic	38,884	37,927
Dilutive effect of securities (1)	-	-
Weighted average shares outstanding, Diluted	38,884	37,927

Loss per share common share, Diluted
Continuing operations	$(0.04)	$(0.01)
Discontinued operations	0.01	-
Net loss available to common shareholders	$(0.03)	$(0.01)

(1)
Stock options, restricted stock awards and the assumed conversion of convertible units and preferred shares are anti-dilutive for all periods presented and accordingly, have been excluded from the weighted average common shares used to compute diluted EPS.

12.  Share-based Compensation Plans

As of March 31, 2012, we have two share-based compensation plans in effect; 1) The 2009 Omnibus Long-Term Incentive Plan (“LTIP”) under which our compensation committee may grant, subject to the Company’s performance conditions as specified by the compensation committee, restricted shares, restricted share units, options and other awards to trustees, officers and other key employees.  The LTIP allows us to issue up to 900,000 shares of our common stock, units or stock options, of which 262,512 remain available for issuance; and 2) the 2008 Restricted Share Plan for Non-Employee Trustees (the “Trustees’ Plan”) which provides for the granting of up to 160,000 restricted shares to non-employee trustees of the Company, of which 105,000 shares remain available for issuance.

We recognized share-based compensation expense of $0.5 million for the three months ended March 31, 2012 and 2011.

During the three months ended March 31, 2012, we granted 119,375 shares of service-based restricted stock that vest over five years and the expense is recognized on a graded vesting basis.  Also during the three months ended March 31, 2012, we granted performance-based liability awards that are earned subject to a future performance measurement based on a three-year shareholder return peer comparison (“TSR Grant”).  The awards are valued based on our closing stock price as of the grant date of March 1, 2012.  Once the performance criterion is met and the actual value of the grant earned is determined, 50% of the award will be paid in cash immediately while the balance will be paid in cash the following year.  We determine the grant date fair value of TSR Grants based upon a Monte Carlo simulation model and will recognize the compensation expense ratably over the requisite service period with the fair value being re-measured at the end of each reporting period.

As of March 31, 2012, we had $5.3 million of total unrecognized compensation expense related to unvested restricted shares, options granted under our plans and performance based equity and liability awards.  This expense is expected to be recognized over a weighted-average period of 5.0 years.

13.  Income Taxes

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

Deferred tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the bases of such assets and liabilities as measured by tax laws.  Deferred tax assets are reduced by a valuation allowance to the amount where realization is more likely than not assured after considering all available evidence, including expected taxable earnings and potential tax planning strategies.  Our temporary differences primarily relate to deferred compensation depreciation and net operating loss carry forwards.

As of March 31, 2012, we had a federal and state deferred tax asset of $0.2 million, net of valuation allowances.  We believe that it is more likely than not that the results of future operations will generate sufficient taxable income to recognize the net deferred tax assets.  These future operations are primarily dependent upon the profitability of our TRSs, the timing and amounts of gains on land sales, and other factors affecting the results of operations of the TRSs.  The valuation allowances relate to net operating loss carryforwards and tax basis differences where there is uncertainty regarding their realizability.

During the three months ended March 31, 2012 and 2011, we recorded an income tax provision of approximately $25 thousand and $59 thousand, respectively.

14.  Commitments and Contingencies

Construction Costs

In connection with the development and expansion of various shopping centers as of March 31, 2012, we had entered into agreements for construction costs of approximately $9.1 million.

Deferred Liabilities

As March 31, 2012, we had certain deferred arrangements totaling $2.4 million recorded as other liabilities on our condensed consolidated balance sheets.

Litigation

We are currently involved in certain litigation arising in the ordinary course of business.

Leases

We lease office space for our corporate headquarters and our Florida office under operating leases.  We also have operating leases for land at one of our shopping centers.  Total amounts expensed relating to these leases were $0.4 million for each of the three months ended March 31, 2012 and 2011.

15.  Subsequent Events

We have evaluated subsequent events through the date that the condensed consolidated financial statements were issued.

In April 2012, we paid off a mortgage loan on a wholly-owned shopping center in the amount of $9.0 million using borrowings under our line of credit.  We also executed an agreement to sell one shopping center owned through a joint venture, in which our ownership is 20%.  The sale agreement is subject to contingencies for due diligence on the part of the buyers.

Also in April 2012, we committed to the acquisition of a shopping center for $21.5 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements, including the respective notes thereto, which are included in this Form 10-Q.

Overview

We are a fully integrated, self-administered, publicly-traded REIT which owns, develops, acquires, manages and leases community shopping centers in the Eastern and Midwestern regions of the United States.  At March 31, 2012, we owned and managed, either directly or through our interest in real estate joint ventures, a portfolio of 80 shopping centers and one office building, with 14.9 million of GLA.  We also owned interests in three parcels of land held for development or sale and five parcels of land adjacent to certain of our existing developed properties located in Florida, Georgia, Michigan, Tennessee and Virginia.  Our core portfolio, which includes joint venture properties was 93.2% leased at March 31, 2012.  Including properties slated for redevelopment, our overall portfolio was 91.6% leased.

Economic Outlook

The economic performance and value of our shopping centers are dependent on various factors.  The general economic environment in the United States continues to improve.  However, continued high unemployment and the slower rate of growth may affect our tenant’s abilities to pay base rent, percentage rent or other charges which may adversely affect our financial condition and results of operations.  Further, our ability to re-lease vacant spaces may be negatively impacted by the slow national economic recovery.  These factors may impact the valuation of certain long-lived or intangible assets that are subject to impairment testing, potentially resulting in impairment provisions which may be material to our financial condition or results of operations.  While we believe the locations of our centers and diverse tenant base should mitigate the negative impact of the national economic environment, we may experience an increase in vacancy that will have a negative impact on our revenue and bed debt expense.  We continue to monitor our tenants’ operating performances as well as trends in the retail industry to evaluate any future impact.

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

Although the current retail real estate environment remains challenging, we have been able to execute upon our strategy by continuing to de-leverage our balance sheet and recycle capital through strategic acquisitions and dispositions of our shopping center portfolio.  We accomplished the following activity during the three months ended March 31, 2012:

Operating Activity

For the combined portfolio, including wholly-owned and joint venture properties activity generated in the first quarter of 2012:

•	Executed 33 new leases comprised of 92,121 square feet of which 9 comparable new leases had an average rental rate of $18.26 per square foot, an 11.5% increase over the average expiring rate; and
•	Executed 69 renewal leases totaling 457,219 square feet with an average rental rate of $10.41 per square foot, a 2.8% increase over the average expiring rate.

Also during the quarter, we continued two redevelopment projects for which our proportionate share of cost will be $2.4 million.

Investing Activity

During the quarter, we sold two income-producing properties and one outparcel where we believed we had maximized value for net proceeds to us of $4.9 million.  Specifically, we sold:

•	A shopping center located in Flint, Michigan for $1.8 million resulting in a $0.1 million gain generating approximately $1.3 million in net cash proceeds;
•	A freestanding single tenant building located in Toledo, Ohio for $1.7 million resulting in a $0.1 million gain generating approximately $1.6 million in net cash proceeds; and
•	One land outparcel located in Roswell, Georgia generating net sales proceeds of $2.0 million and a net gain of $0.1 million.

Land Held for Development or Sale

At March 31, 2012, we had three projects under pre-development and various parcels of land held for development or sale.  It is our policy to start vertical construction on new development projects only after the project has received entitlements, significant anchor commitments, construction financing and joint venture partner commitments, if appropriate.

During the quarter, we continued Phase I construction on a ground up development located in Jacksonville, Florida which will be anchored by a 45,000 square foot Dick’s Sporting Goods and a 25,000 square foot Marshalls and will also include approximately 20,000 square feet of non-anchor space.  As of March 31, 2012, the total remaining projected cost of Phase I is approximately $10.5 million and the entire project was 79.0% leased.  The project is expected to stabilize in the second quarter of 2013.  Our intention remains to hold the remaining land for the project as well as the other two development sites until it is economically feasible to develop the planned retail sites.

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

Accounting Policies and Estimates

Our 2011 Annual Report on Form 10-K contains a description of our critical accounting policies, including initial adoption of accounting policies, revenue recognition and accounts receivable, real estate investment, off balance sheet arrangements, fair value measurements and deferred charges.  For the three months ended March 31, 2012, there were no material changes to these policies.

Comparison of three months ended March 31, 2012 to 2011

The following summarizes certain line items from our unaudited condensed consolidated statements of operations which we believe are important in understanding our operations and/or those items which have significantly changed in the three months ended March 31, 2012 as compared to the same period in 2011:

	Three Months Ended March 31,
	2012	2011	Dollar Change	Percent Change
	(In thousands)
Total revenue	$31,326	$29,324	$2,002	6.8%
Recoverable operating expense	8,240	7,973	267	3.3%
Other non-recoverable operating expense	834	672	162	24.1%
Depreciation and amortization	8,710	8,370	340	4.1%
General and administrative expense	4,879	5,057	(178)	-3.5%
Other expense, net	(112)	(210)	(98)	-46.7%
Gain on sale of real estate	69	155	(86)	-55.5%
Earnings from unconsolidated joint ventures	496	962	(466)	-48.4%
Interest expense	(6,749)	(7,959)	(1,210)	-15.2%
Amortization of deferred financing fees	(380)	(624)	(244)	-39.1%
Provision for impairment	(2,536)	-	2,536	NM
Income tax provision	(25)	(59)	(34)	-57.6%
Income from discontinued operations	522	230	292	127.0%
Net loss attributable to noncontrolling interest	534	21	513	2442.9%
Preferred share dividends	(1,812)	-	1,812	NM
Net loss available to common shareholders	$(1,330)	$(232)	$1,098	473.3%

NM – Not meaningful

Total revenue increased $2.0 million, or 6.8%, to $31.3 million for the three months ended March 31, 2012 from $29.3 million in 2011, primarily due to increases in minimum rent and recovery income related to our acquisitions in 2011.

Recoverable operating expense and real estate taxes increased $0.3 million, or 3.3%, to $8.3 million in 2012 from $8.0 million in 2011.  The increase was primarily related to our acquisitions in 2011 partly offset by lower real estate taxes.

Other non-recoverable operating expense increased $0.2 million, or 24.1%, to $0.8 million in 2012 from $0.6 million in 2011.  The increase was primarily due to our acquisitions in 2011.

Depreciation and amortization expense increased $0.3 million, or 4.1%, to $8.7 million in 2012 from $8.4 million in 2011.  The increase was primarily due to our acquisitions in 2011.

General and administrative expense decreased $0.2 million, or 3.5%, to $4.9 million in 2012 from $5.1 million in 2011.  The decrease was due primarily to lower litigation costs.

Earnings from unconsolidated joint ventures decreased $0.5 million to $0.5 million in 2012 from $1.0 million in 2011.  The first quarter of 2011 included a $0.3 million net gain on our West Acres equity balance.  In 2012 the West Acres joint venture was liquidated resulting in a net loss of $0.1 million.  Additionally, 2011 included higher proportionate share of lease termination fee income.

Interest expense decreased $1.2 million, or 15.2%, to $6.7 million in 2012 from $7.9 million in 2011 due primarily to lower revolving credit facility/term loan interest and the payoff of several mortgages in 2011.

Amortization of deferred financing fees decreased $0.2 million to $0.4 million in 2012 from $0.6 million in 2011.  The decrease is primarily due to the refinancing of our revolving credit facility in the second quarter of 2011.

In the first quarter of 2012, a non-cash provision for impairment was recorded related to an income producing property located in Kentwood, Michigan owned by a consolidated partnership in which we have a 77.9% ownership.  There was no similar charge in 2011.

Income from discontinued operations was $0.5 million in 2012 compared to $0.2 million in 2011.  The increase in 2012 is primarily the result of the sale of two income producing properties during the first quarter of 2012.

Net loss attributable to noncontrolling interest increased $0.5 million.  The increase represents the minority interest portion of the impairment provision recorded on a property held in a consolidated partnership.

Liquidity and Capital Resources

Our internally generated funds and distributions from operating centers and other investing activities, augmented by use of our existing lines of credit and equity sales through our controlled equity offering, provide resources to maintain our current operations and assets and pay dividends. Generally, our need to access the capital markets is limited to refinancing debt obligations at or near maturity and funding major capital investments and acquisitions. See “Planned Capital Spending” for more details. Market conditions may limit our sources of funds for these financing activities and our ability to refinance our debt obligations at present principal amounts, interest rates, and other terms.

At March 31, 2012, we had $6.3 million and $5.9 million in cash and cash equivalents and restricted cash, respectively.  Restricted cash was comprised primarily of funds held in escrow to pay real estate taxes, insurance premiums, and certain capital expenditures.

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

We have one mortgage debt maturity in 2012 in the amount of $10.7 million.  Our next scheduled debt maturities are in the third quarter of 2013.  As opportunities arise and market conditions permit, we will continue to pursue the strategy of selling mature properties or non-core assets that no longer meet our investment criteria.  Our ability to obtain acceptable selling prices and satisfactory terms and financing will impact the timing of future sales.  We anticipate using net proceeds from the sale of properties to reduce outstanding debt.

Long-Term Liquidity Requirements

Our long-term liquidity needs consist primarily of funds necessary to pay indebtedness at maturity, potential acquisitions of properties, redevelopment of existing properties, the development of land held and non-recurring capital expenditures.

As of March 31, 2012, $154.8 million was available to be drawn on our unsecured revolving credit facility subject to continuing compliance with maintenance covenants that may affect availability.

For the three months ended March 31, 2012, our cash flows were as follows compared to the same period in 2011:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Cash provided by operating activities	$8,506	$5,642
Cash used in investing activities	(1,683)	(10,869)
Cash (used in) provided by financing activities	(12,673)	7,749

●
We generated $8.5 million in cash flows from operating activities as compared to $5.6 million in 2011.  In 2012, we had higher net operating income by $0.9 million as a result of new tenants and the acquisitions completed during 2011 as well as lower interest expense by $1.5 million from de-leveraging activities during the second half of 2011.

●
Investing activities used $1.7 million of cash flows as compared to $10.9 million in 2011. Cash flows used in investing activities were lower in 2012 because of higher proceeds from sales of real estate by $3.7 million, lower investment in joint ventures by $3.4 million, lower use of restricted cash by $1.7 million and lower additions to real estate by $0.2 million.

●
Cash flows used in financing activities were $12.7 million as compared to cash flows provided by financing activities of $7.7 million.  This difference of $20.4 million is primarily explained by our net repayment of $11.8 million of debt in 2012 compared to our net borrowing of $6.0 million of debt in 2011.  In addition, we paid $1.8 million in preferred dividends in 2012 that we did not have in 2011.

Dividends and Equity

We believe that we currently qualify, and we intend to continue to qualify in the future as a REIT under the Internal Revenue Code of 1986, as amended (“the Code”).  Under the Code, as a REIT we must distribute annually to our shareholders at least 90% of our REIT taxable income annually, excluding net capital gain.  Distributions paid are at the discretion of our Board and depend on our actual net income available to common shareholders, cash flow, financial condition, capital requirements, restrictions in financing arrangements, the annual distribution requirements under REIT provisions of the Code and such other factors as our Board deems relevant.

We declared a quarterly cash dividend distribution of $0.16325 per common share paid to common shareholders of record on March 20, 2012, unchanged from the dividend declared for the same period in 2011.  Our dividend policy has not changed in that we expect to continue making distributions to shareholders of at least 90% of our REIT taxable income, excluding net capital gain, in order to maintain qualification as a REIT.  On an annualized basis, our current dividend is above our estimated minimum required distribution. Distributions paid by us are funded from cash flows from operating activities. To the extent that cash flows from operating activities were insufficient to pay total distributions for any period, alternative funding sources are used as shown in the following table.  Examples of alternative funding sources may include proceeds from sales of real estate and bank borrowings.  Although we may use alternative sources of cash to fund distributions in a given period, we expect that distribution requirements for an entire year will be met with cash flows from operating activities.  Additionally, we declared a quarterly cash dividend of $0.90625 per preferred share to preferred shareholders of record on March 20, 2012.

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Cash provided by operating activities	$8,506	$5,642

Cash distributions to preferred shareholders	(1,812)	-
Cash distributions to common shareholders	(6,377)	(6,165)
Cash distributions to operating partnership unit holders	(430)	(509)
Total distributions	$(8,619)	$(6,674)

Deficiency	$(113)	$(1,032)
Alternative sources of funding for distributions:
Proceeds from sales of real estate assets	$4,897	$-
Net borrowings on mortgages and notes payable	-	5,969
Total sources of alternative funding for distributions	$4,897	$5,969

In the first quarter of 2012, we issued 672,200 common shares through a controlled equity offering (“CEO”) generating $7.8 million in net proceeds, after sales commissions and fees of $0.2 million.  We used the net proceeds for general corporate purposes including the repayment of debt.  We have registered up to 3.0 million common shares for issuance from time to time, in our sole discretion, through our CEO sales agreement, of which 1.6 million remains unsold as of March 31, 2012.  The shares issued in the CEO are registered with the Securities and Exchange Commission (“SEC”) on our registration statement on Form S-3 (No. 333-174805).

Debt

At March 31, 2012, we had four interest rate swap agreements in effect for an aggregate notional amount of $135.0 million converting our floating rate corporate debt to fixed rate debt.  After taking into account the impact of converting our variable rate debt to fixed rate debt by use of the interest rate swap agreements, at March 31, 2012, we had $19.0 million variable rate debt outstanding.

At March 31, 2012, we had $324.6 million of fixed rate mortgage loans encumbering certain consolidated properties.  Such mortgage loans are non-recourse, subject to certain exceptions for which we would be liable for any resulting losses incurred by the lender. These exceptions vary from loan to loan but generally include fraud or a material misrepresentation, misstatement or omission by the borrower, intentional or grossly negligent conduct by the borrower that harms the property or results in a loss to the lender, filing of a bankruptcy petition by the borrower, either directly or indirectly, and certain environmental liabilities.  In addition, upon the occurrence of certain of such events, such as fraud or filing of a bankruptcy petition by the borrower, we would be liable for the entire outstanding balance of the loan, all interest accrued thereon and certain other costs, penalties and expenses.

Off Balance Sheet Arrangements

Real Estate Joint Ventures

We consolidate entities in which we own less than 100% equity interest if we have a controlling interest or are the primary beneficiary in a variable interest entity, as defined in the Consolidation Topic of FASB ASC 810.  From time to time, we enter into joint venture arrangements from which we believe we can benefit by owning a partial interest in one or more properties.

As of March 31, 2012, we had six equity investments in unconsolidated joint venture entities in which we owned 50% or less of the total ownership interest and accounted for these entities under the equity method.  Refer to Note 6 of the notes to the condensed consolidated financial statements for more information.

We have a 30% ownership interest in our Ramco Lion joint venture which owns a portfolio of 16 properties totaling 3.2 million square feet of GLA.  As of March 31, 2012, the properties had consolidated equity of $299.2 million.  Our total investment in the venture at March 31, 2012 was $76.0 million.  The Ramco Lion joint venture has total debt obligations of approximately $207.1 million with maturity dates ranging from 2012 through 2020.  Our proportionate share of the total debt is $62.1 million.  Such debt is non-recourse to the venture, subject to carve-outs customary to such types of mortgage financing.

We have a 20% ownership interest in our Ramco 450 joint venture which is a portfolio of eight properties totaling 1.6 million square feet of GLA.  As of March 31, 2012, the properties in the portfolio had consolidated equity of $123.6 million.  Our total investment in the venture at March 31, 2012 was $14.4 million.  The Ramco 450 joint venture has total debt obligations of approximately $170.7 million, with maturity dates ranging from 2013 through 2017.  Our proportionate share of the total debt is $34.1 million. Such debt is non-recourse to the venture, subject to carve-outs customary to such types of mortgage financing.

We also had ownership interests ranging from 7% - 50% in four smaller joint ventures that each own one or two properties.  As of March 31, 2012, our total investment in these ventures was $6.1 million and our proportionate share of the total non-recourse debt was $1.9 million with maturity dates ranging from 2012 through 2016.

Additionally, we review our equity investments in unconsolidated entities for impairment on a venture-by-venture basis whenever events or changes in circumstances indicate that the carrying value of the equity investment may not be recoverable.  In testing for impairment of these equity investments, we primarily use cash flow models, discount rates, and capitalization rates to estimate the fair value of properties held in joint ventures, and we also estimate the fair value of the debt of the joint ventures based on borrowing rates for similar types of borrowing arrangements with the same remaining maturity.  Considerable judgment by management is applied when determining whether an equity invest in an unconsolidated entity is impaired and, if so, the amount of the impairment.  Changes to assumptions regarding cash flows, discount rates, or capitalization rates could be material to our condensed consolidated financial statements.   We had no impairment provisions for our equity investment in unconsolidated entities for the three months ended March 31, 2012 and 2011.

Contractual Obligations

The following are our contractual cash obligations as of March 31, 2012:

	Payments due by period
Contractual Obligations	Total	Less than 1 year (1)	1-3 years	3-5 years	More than 5 years
	(In thousands)
Mortgages and notes payable:
Scheduled amortization	$23,657	$3,747	$12,418	$3,730	$3,762
Payments due at maturity	483,046	10,602	217,993	110,000	144,451
Total mortgages and notes payable (2)	506,703	14,349	230,411	113,730	148,213
Employment contracts	911	551	360	-	-
Capital lease (3)	7,140	508	6,632	-	-
Operating leases	4,629	548	1,714	943	1,424
Construction commitments	9,100	9,100	-	-	-
Total contractual obligations	$528,483	$25,056	$239,117	$114,673	$149,637

(1)	Amounts represent balance of obligation for the remainder of 2012, excluding interest expense of $19.2 million.
(2)	Total excludes interest expense of $152.5 million. Variable-rate debt interest is calculated using rates at March 31, 2012, excluding the effect of interest rate swaps.
(3)	99 year ground lease expires September 2103. An anchor tenant's exercise of its option to purchase its parcel in October 2014 would require us to purchase the ground lease.

We anticipate that the combination of cash on hand, cash provided from operating activities, the availability under our credit facility ($154.8 million at March 31, 2012 subject to covenants), our access to the capital markets and the sale of existing properties will satisfy our expected working capital requirements through at least the next 12 months.  Although we believe that the combination of factors discussed will provide sufficient liquidity, no assurance can be given.

At March 31, 2012, we did not have any contractual obligations that required or allowed settlement, in whole or in part, with consideration other than cash.

Mortgages and notes payable

See the analysis of our debt included in “Liquidity and Capital Resources”.

Employment Contracts

At March 31, 2012, we had employments with our Chief Executive Officer and Chief Financial Officer that contain minimum guaranteed compensation.  All other employees are subject to at-will employment.

Operating and Capital Leases

We lease office space for our corporate headquarters and our Florida office under operating leases.  We also have an operating lease at a shopping center we sold in 2011 and a capital ground lease at our Gaines Marketplace shopping center that provides the option to purchase the land parcel in October 2014 for approximately $5.4 million.

Construction Costs

In connection with the development and expansion of various shopping centers as of March 31, 2012, we have entered into agreements for construction activities with an aggregate cost of approximately $9.1 million.

Planned Capital Spending

We are focused on our core strengths of enhancing the value of our existing portfolio of shopping centers through successful leasing efforts and the completion of our redevelopment projects currently in process.

For the remainder of 2012, we anticipate spending approximately $16.9 million for capital expenditures including redevelopments.  Estimates for future spending will change as new projects are approved.

Disclosures regarding planned capital spending, including estimates regarding timing of tenant openings, capital expenditures and occupancy are forward-looking statements and certain significant factors discussed elsewhere in this document and our other filings with the SEC, including our Annual Report on Form 10-K could cause the actual results to differ materially.

Capitalization

At March 31, 2012, our total market capitalization was $1.1 billion.  Our market capitalization consisted of $506.7 million of net debt (including property-specific mortgages, an unsecured credit facility consisting of a revolving line of credit and term loan, an unsecured term loan, junior subordinated notes and a capital lease obligation),  $517.4 million of common shares and OP Units (including dilutive securities and based on a market price of $12.22 at March 31, 2012), and $98.3 million of convertible perpetual preferred shares (based on a market price of $49.15 per share at March 31, 2012).  Our net debt to total market capitalization was 45.1% at March 31, 2012, as compared to 52.2% at March 31, 2011.  The decrease in total net debt to market capitalization was due primarily to the impact of the April 2011 preferred equity offering and the repayment of various property mortgages in 2011.  Our outstanding debt at March 31, 2012 had a weighted average interest rate of 5.17%, and consisted of $487.7 million of fixed rate debt, including the impact of interest rate swap agreements, and $19.0 million variable rate debt.  Outstanding letters of credit issued under the credit facility totaled approximately $1.2 million at March 31, 2012.

At March 31, 2012, the noncontrolling interest in the Operating Partnership represented a 6.2% ownership in the Operating Partnership.  The OP Units may, under certain circumstances, be exchanged for our common shares of beneficial interest on a one-for-one basis.  We, as sole general partner of the Operating Partnership, have the option, but not the obligation, to settle exchanged OP Units held by others in cash based on the current trading price of our common shares of beneficial interest.  Assuming the exchange of all OP Units, there would have been 42,072,298 of our common shares of beneficial interest outstanding at March 31, 2012, with a market value of approximately $514.1 million.

Inflation

Inflation has been relatively low in recent years and has not had a significant detrimental impact on the results of our operations.   Should inflation rates increase in the future, substantially all of our tenant leases contain provisions designed to partially mitigate the negative impact of inflation in the near term.  Such lease provisions include clauses that require our tenants to reimburse us for real estate taxes and many of the operating expenses we incur.  Also, many of our leases provide for periodic increases in base rent which are either of a fixed amount or based on changes in the consumer price index and/or percentage rents (where the tenant pays us rent based on percentage of its sales).  Significant inflation rate increases over a prolonged period of time may have a material adverse impact on our business.

Funds from Operations

We consider funds from operations, also known as (“FFO”) an appropriate supplemental measure of the financial performance of an equity REIT.  Under the NAREIT definition, FFO represents net income attributable to common shareholders, excluding extraordinary items, as defined under accounting principles generally accepted in the United States of America (“GAAP”), gains (losses) on sales of depreciable property, plus real estate related depreciation and amortization (excluding amortization of financing costs), and after adjustments for unconsolidated partnerships and joint ventures.  In addition, NAREIT has recently clarified its computation of FFO to exclude impairment provisions on depreciable property and equity investments in depreciable property.  Management has restated FFO for prior periods accordingly.  FFO should not be considered an alternative to GAAP net income available to common shareholders or as an alternative to cash flow as a measure of liquidity.  We consider FFO as a useful measure for reviewing our comparative operating and financial performance between periods or to compare our performance to different REITs.  However, our computation of FFO may differ from the methodology for calculating FFO utilized by other real estate companies, and therefore, may not be comparable to these other real estate companies.

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

	Three Months Ended March 31,
	2012	2011
	(In thousands, except per share data)
Net loss available to common shareholders	$(1,330)	$(232)
Adjustments:
Rental property depreciation and amortization expense	8,720	8,733
Pro-rata share of real estate depreciation from unconsolidated joint ventures	1,687	1,623
Gain on sale of depreciable real estate	(264)	-
Provision for impairment on income-producing properties (1)	1,976	-
Noncontrolling interest in Operating Partnership	(1)	(17)
FUNDS FROM OPERATIONS	$10,788	$10,107

Weighted average common shares	38,884	37,927
Shares issuable upon conversion of Operating Partnership Units	2,619	2,899
Dilutive effect of securities	266	299
Weighted average equivalent shares outstanding, diluted	41,769	41,125

Funds from operations per diluted share	$0.26	$0.25

(1)	Amounts represent RPT’s proportionate share.

Forward Looking Statements

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements represent our expectations, plans or beliefs concerning future events and may be identified by terminology such as “may,” “will,” “should,” “believe,” “expect,” “estimate,” “anticipate,” “continue,” “predict” or similar terms.  Although the forward-looking statements made in this document are based on our good faith beliefs, reasonable assumptions and our best judgment based upon current information, certain factors could cause actual results to differ materially from those in the forward-looking statements, including: our success or failure in implementing our business strategy; economic conditions generally and in the commercial real estate and finance markets specifically; our cost of capital, which depends in part on our asset quality, our relationships with lenders and other capital providers; our business prospects and outlook; changes in governmental regulations, tax rates and similar matters; our continuing to qualify as a REIT; and other factors discussed elsewhere in this document and our filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2011.   Given these uncertainties, you should not place undue reliance on any forward-looking statements.  Except as required by law, we assume no obligation to update these forward-looking statements, even if new information becomes available in the future.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We have exposure to interest rate risk on our variable rate debt obligations.  Based on market conditions, we may manage our exposure to interest rate risk by entering into interest rate swap agreements to hedge our variable rate debt.  We are not subject to any foreign currency exchange rate risk or commodity price risk, or other material rate or price risks.  Based on our debt and interest rates and interest rate swap agreements in effect at March 31, 2012, a 100 basis point change in interest rates would impact our future earnings and cash flows by approximately $0.2 million annually.  We believe that a 100 basis point change in interest rates would have a minimal impact in the fair value of our total outstanding debt at March 31, 2012.

We had interest rate swap agreements with an aggregate notional amount of $135.0 million as of March 31, 2012.  The agreements provided for fixed rates ranging from 1.2% to 2.0% and had expirations ranging from April 2016 to October 2018.  The following table sets forth information as of March 31, 2012 concerning our long-term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates of maturing amounts and fair market:

								Fair
	2012	2013	2014	2015(1)	2016	Thereafter	Total	Value
(In thousands)
Fixed-rate debt	$14,349	$25,821	$33,647	$151,943	$1,894	$260,049	$487,703	$480,177
Average interest rate	6.4%	5.9%	5.5%	4.4%	6.6%	5.8%	5.3%	5.9%
Variable-rate debt	$-	$-	$19,000	$-	$-	$-	$19,000	$19,000
Average interest rate	0.0%	0.0%	2.5%	0.0%	0.0%	0.0%	2.5%	2.5%

(1)	Scheduled maturities include $75.0 million of unsecured term loan that includes a one-year extension option through April 2016.

We estimated the fair value of our fixed rate mortgages using a discounted cash flow analysis, based on borrowing rates for similar types of borrowing arrangements with the same remaining maturity.  Considerable judgment is required to develop estimated fair values of financial instruments.  The table incorporates only those exposures that exist at March 31, 2012 and does not consider those exposures or positions which could arise after that date or firm commitments as of such date.  Therefore, the information presented therein has limited predictive value.  Our actual interest rate fluctuations will depend on the exposures that arise during the period and on market interest rates at that time.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports under the  Securities Exchange Act of 1934, as amended (“Exchange Act”), such as this report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the designed control objectives, and therefore management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We carried out an assessment as of March 31, 2012 of the effectiveness of the design and operation of our disclosure controls and procedures.  This assessment was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.  Based on such evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that such disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2012.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are involved in certain litigation arising in the ordinary course of business.  There are no material pending governmental proceedings.

Item 1A.  Risk Factors

You should review our Annual Report on Form 10-K for the year ended December 31, 2011 which contains a detailed description of risk factors that may materially affect our business, financial condition or results of operations.

Item 6. Exhibits

Exhibit No.	Description

3.1	Amended and Restated Bylaws of the Company, effective February 23, 2012, incorporated by reference to Exhibit 3.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.
10.1	Summary of Trustee Compensation Program, incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.
10.2	2012 Executive Incentive Plan, dated January 12, 2012, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 13, 2012.
12.1*	Computation of Ration of Earnings to Combined Fixed Charges and Preferred Dividends.
31.1*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2*	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
101.INS(1)	XBRL Instance Document.
101.SCH(1)	XBRL Taxonomy Extension Schema.
101.CAL(1)	XBRL Taxonomy Extension Calculation.
101.DEF(1)	XBRL Taxonomy Extension Definition.
101.LAB(1)	XBRL Taxonomy Extension Label.
101.PRE(1)	XBRL Taxonomy Extension Presentation.
____________________________

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

             RAMCO-GERSHENSON PROPERTIES TRUST

Date: May 4, 2012	By:/s/ Dennis E. Gershenson
Dennis E. Gershenson
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 4, 2012	By: /s/ Gregory R. Andrews
Gregory R. Andrews
Chief Financial Officer
(Principal Financial and Accounting Officer)