Form 10-Q
period 2012-06-30
RAMCO GERSHENSON PROPERTIES TRUST
filed 2012-08-08
CIK 842183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended June 30, 2012

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

Number of common shares of beneficial interest ($0.01 par value) of the registrant outstanding as of August 3, 2012: 46,757,333

PART 1 – FINANCIAL INFORMATION

Item 1.  Unaudited Condensed Consolidated Financial Statements

RAMCO-GERSHENSON PROPERTIES TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2012 (Unaudited) and December 31, 2011
(In thousands, except per share amounts)

	June 30,	December 31,
	2012	2011
ASSETS
Income producing properties, at cost:
Land	$153,482	$133,145
Buildings and improvements	915,704	863,763
Less accumulated depreciation and amortization	(222,537)	(222,722)
Income producing properties, net	846,649	774,186
Construction in progress and land held for development or sale	94,583	87,549
Net real estate	941,232	861,735
Equity investments in unconsolidated joint ventures	98,101	97,020
Cash and cash equivalents	4,191	12,155
Restricted cash	5,460	6,063
Accounts receivable (net of allowance for doubtful accounts of $2,819 and $3,516 as of June 30, 2012 and December 31, 2011, respectively)	9,170	9,614
Note receivable	3,000	3,000
Other assets, net	73,965	59,236
TOTAL ASSETS	$1,135,119	$1,048,823

LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgages and notes payable:
Mortgages payable	$295,389	$325,887
Unsecured revolving credit facility	61,000	29,500
Unsecured term loan facilities	135,000	135,000
Junior subordinated notes	28,125	28,125
Total mortgages and notes payable	519,514	518,512
Capital lease obligation	6,184	6,341
Accounts payable and accrued expenses	21,068	18,663
Other liabilities	25,527	15,528
Distributions payable	9,882	8,605
TOTAL LIABILITIES	582,175	567,649

Ramco-Gershenson Properties Trust ("RPT") Shareholders' Equity:
Preferred shares, $0.01 par, 2,000 shares authorized: 7.25% Series D Cumulative Convertible Perpetual Preferred Shares, (stated at liquidation preference $50 per share), 2,000 shares issued and outstanding as of June 30, 2012 and December 31, 2011	$100,000	$100,000
Common shares of beneficial interest, $0.01 par, 60,000 shares authorized, 46,518 and 38,735 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	465	387
Additional paid-in capital	660,597	570,225
Accumulated distributions in excess of net income	(234,159)	(218,888)
Accumulated other comprehensive loss	(4,726)	(2,649)
TOTAL SHAREHOLDERS' EQUITY ATTRIBUTABLE TO RPT	522,177	449,075
Noncontrolling interest	30,767	32,099
TOTAL SHAREHOLDERS' EQUITY	552,944	481,174

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,135,119	$1,048,823

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
REVENUE
Minimum rent	$21,912	$20,086	$43,159	$39,224
Percentage rent	13	45	208	109
Recovery income from tenants	7,649	6,984	15,444	14,218
Other property income	451	596	1,175	2,100
Management and other fee income	947	795	1,914	1,787
TOTAL REVENUE	30,972	28,506	61,900	57,438

EXPENSES
Real estate taxes	4,519	4,361	8,753	8,435
Recoverable operating expense	3,465	3,039	7,320	6,763
Other non-recoverable operating expense	584	659	1,274	1,322
Depreciation and amortization	9,755	8,785	18,376	17,072
General and administrative expense	4,878	4,864	9,756	9,920
TOTAL EXPENSES	23,201	21,708	45,479	43,512

INCOME BEFORE OTHER INCOME AND EXPENSES, TAX AND DISCONTINUED OPERATIONS	7,771	6,798	16,421	13,926

OTHER INCOME AND EXPENSES
Other income (expense), net	230	(201)	117	(411)
Gain on sale of real estate	-	30	69	186
Earnings from unconsolidated joint ventures	580	672	1,076	1,633
Interest expense	(6,453)	(6,591)	(13,079)	(14,423)
Amortization of deferred financing fees	(376)	(473)	(754)	(1,095)
Loss on extinguishment of debt	-	(1,968)	-	(1,968)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAX	1,752	(1,733)	3,850	(2,152)
Income tax benefit (provision)	23	(831)	(1)	(890)
INCOME (LOSS) FROM CONTINUING OPERATIONS	1,775	(2,564)	3,849	(3,042)

DISCONTINUED OPERATIONS
Gain on sale of real estate	72	8,420	336	8,420
Gain on extinguishment of debt	307	-	307	-
Provision for impairment	-	-	(2,536)	-
Income (loss) from discontinued operations	10	(327)	156	(102)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	389	8,093	(1,737)	8,318

NET INCOME	2,164	5,529	2,112	5,276
Net (income) loss attributable to noncontrolling partner interest	(185)	(371)	349	(350)
NET INCOME ATTRIBUTABLE TO RPT	1,979	5,158	2,461	4,926
Preferred share dividends	(1,813)	(1,619)	(3,625)	(1,619)
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$166	$3,539	$(1,164)	$3,307

INCOME (LOSS) PER COMMON SHARE, BASIC
Continuing operations	$-	$(0.10)	$0.01	$(0.11)
Discontinued operations	-	0.19	(0.04)	0.20
	$-	$0.09	$(0.03)	$0.09
INCOME (LOSS) PER COMMON SHARE, DILUTED
Continuing operations	$-	$(0.10)	$0.01	$(0.11)
Discontinued operations	-	0.19	(0.04)	0.20
	$-	$0.09	$(0.03)	$0.09
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	42,662	38,523	40,773	38,227
Diluted	42,662	38,523	40,773	38,227

OTHER COMPREHENSIVE (LOSS) INCOME
Net income	$2,164	$5,529	$2,112	$5,276
Other comprehensive income:
Loss on interest rate swaps	(2,451)	-	(2,203)	-
Comprehensive (loss) income	(287)	5,529	(91)	5,276
Comprehensive loss (income) attributable to noncontrolling interest	140	(371)	126	(350)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO RPT	$(147)	$5,158	$35	$4,926

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the six months ended June 30, 2012
(In thousands)
(Unaudited)

	Shareholders' Equity of Ramco-Gershenson Properties Trust
	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Shareholders’ Equity

Balance, December 31, 2011	$100,000	$387	$570,225	$(218,888)	$(2,649)	$32,099	$481,174
Issuance of common shares	-	78	89,519	-	-	-	89,597
Share-based compensation and other expense	-	-	853	-	-	-	853
Dividends declared to common shareholders	-	-	-	(13,983)	-	-	(13,983)
Dividends declared to preferred shareholders	-	-	-	(3,625)	-	-	(3,625)
Distributions declared to noncontrolling interests	-	-	-	-	-	(857)	(857)
Dividends declared to deferred shares	-	-	-	(124)	-	-	(124)
Other comprehensive income adjustment	-	-	-	-	(2,077)	(126)	(2,203)
Net income (loss)	-	-	-	2,461	-	(349)	2,112
Balance, June 30, 2012	$100,000	$465	$660,597	$(234,159)	$(4,726)	$30,767	$552,944

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2012 and 2011
(In thousands)
(Unaudited)

	Six months ended June 30,
	2012	2011
OPERATING ACTIVITIES
Net income	$2,112	$5,276
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including discontinued operations	18,719	18,775
Amortization of deferred financing fees, including discontinued operations	759	1,109
Income tax provision	1	890
Earnings from unconsolidated joint ventures	(1,076)	(1,633)
Distributions received from operations of unconsolidated joint ventures	2,622	2,192
Provision for impairment from discontinued operations	2,536	-
(Gain) loss on extinguishment of debt, including discontinued operations	(307)	1,968
Gain on sale of real estate, including discontinued operations	(405)	(8,606)
Amortization of premium on mortgages and notes payable, net	(16)	(18)
Share-based compensation expense	959	883
Changes in assets and liabilities:
Accounts receivable, net	(88)	76
Other assets, net	(441)	875
Accounts payable, accrued expenses and other liabilities	2,092	(742)
Net cash provided by operating activities	27,467	21,045

INVESTING ACTIVITIES
Additions to real estate	$(124,937)	$(50,685)
Net proceeds from sales of real estate	10,292	10,692
Decrease (increase) in restricted cash	603	(1,110)
Investment in unconsolidated joint ventures	(3,035)	(8,039)
Purchase of partner's equity in consolidated joint ventures	-	(1,000)
Net cash used in investing activities	(117,077)	(50,142)

FINANCING ACTIVITIES
Proceeds on mortgages and notes payable	$-	$99,650
Repayment of mortgages and notes payable	(21,981)	(76,983)
Net proceeds (repayments) on revolving credit facility	31,500	(86,750)
Payment of deferred financing costs	-	(2,474)
Proceeds from issuance of common stock	89,597	8,754
Proceeds from issuance of preferred shares	-	96,658
Repayment of capitalized lease obligation	(157)	(148)
Dividends paid to preferred shareholders	(3,625)	-
Dividends paid to common shareholders	(12,831)	(12,488)
Distributions paid to operating partnership unit holders	(857)	(983)
Net cash provided by financing activities	81,646	25,236

Net change in cash and cash equivalents	(7,964)	(3,861)
Cash and cash equivalents at beginning of period	12,155	10,175
Cash and cash equivalents at end of period	$4,191	$6,314

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY
Conveyance of mortgage to lender	$8,501	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest (net of capitalized interest of $513 and $203 in 2012 and 2011, respectively)	$13,334	$15,365
Cash paid for federal income taxes	15	61

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Organization and Basis of Presentations

Organization

Ramco-Gershenson Properties Trust, together with its subsidiaries (the “Company”), is a real estate investment trust (“REIT”) engaged in the business of owning, developing, redeveloping, acquiring, managing and leasing community shopping centers located in the Eastern and Midwestern regions of the United States.  At June 30, 2012, we owned and managed, either directly or through our interest in real estate joint ventures, a portfolio of 81 shopping centers and one office building, with approximately 15.0 million square feet of gross leasable area (“GLA”).  We also owned interests in three parcels of land held for development or sale and six parcels of land adjacent to certain of our existing developed properties located in Colorado, Florida, Georgia, Michigan, Tennessee and Virginia.  Most of our properties are anchored by supermarkets and/or national chain stores.  The Company’s credit risk, therefore, is concentrated in the retail industry.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and our majority owned subsidiary, the Operating Partnership, Ramco-Gershenson Properties, L.P. (94.7% and 93.7% owned by the Company at June 30, 2012 and December 31, 2011, respectively,) and all wholly-owned subsidiaries, including entities in which we have a controlling financial interest.  We have elected to be a REIT for federal income tax purposes.  All intercompany balances and transactions have been eliminated in consolidation.  The information furnished is unaudited and reflects all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.  These condensed consolidated financial statements should be read in conjunction with our 2011 Annual Report on Form 10-K.

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

Sales Taxes

We collect various taxes from tenants and remit these amounts, on a net basis, to the applicable taxing authorities.

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

We review our investment in real estate, including any related intangible assets, for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the remaining estimated useful lives of those assets may warrant revision or the applicable holding period changes and that the carrying value of the property may not be recoverable.  For operating properties, these changes in circumstances include, but are not limited to, changes in occupancy, rental rates, tenant sales, net operating income, geographic location, and real estate values.  As a result of impairment testing, in March 2012, we recorded a non-cash provision for impairment of $2.5 million at Kentwood Towne Center, a consolidated partnership, of which our share was $2.0 million.  In June 2012, we conveyed our ownership interest in the Kentwood Towne Centre in Kentwood, Michigan to the lender in exchange for release from an $8.5 million non-recourse mortgage obligation.

Land held for development or sale consists of projects where vertical construction has yet to commence, but which have been identified as available for future development if and when market conditions dictate the demand for a new shopping center. The viability of all projects under construction or development, including those owned by unconsolidated joint ventures, are regularly evaluated under applicable accounting requirements, including requirements relating to abandonment of assets or changes in use.  Land held for development or sale was $80.5 million and $76.7 million at June 30, 2012 and December 31, 2011, respectively.

Construction in progress represents existing development and redevelopment projects.  When projects are substantially complete and ready for their intended use, balances are transferred to land or building and improvements as appropriate.  Construction in progress was $14.1 million and $10.8 million at June 30, 2012 and December 31, 2011, respectively.

3.  Property Acquisitions and Dispositions

Acquisitions

The following table provides a summary of our acquisition activity for the six months ended June 30, 2012:

				Gross
Property Name	Location	GLA / Acreage	Date Acquired	Purchase Price	Debt

Central Plaza	Ballwin (St Louis), MO	166,431	06/07/12	$21,600	$-
Harvest Junction North	Longmont (Boulder), CO	159,385	06/01/12	35,520	-
Harvest Junction South	Longmont (Boulder), CO	176,960	06/01/12	33,550	-
Nagawaukee Shopping Center	Delafield (Milwaukee), WI	113,617	06/01/12	15,000	-
	Total consolidated income producing acquisitions			$105,670	$-

Harvest Junction North Land	Longmont (Boulder), CO	14.0	06/01/12	$2,661	$-
	Total consolidated land / outparcel acquisitions			$2,661	$-

	Total consolidated acquisitions			$108,331	$-

The total aggregate fair value of our 2012 acquisitions through June 30, 2012, was allocated and is reflected in the following table in accordance with accounting guidance for business combinations.

Allocated Fair Value
(In thousands)
Land	$25,738
Land held for development	2,661
Buildings and improvements	70,667
Above market leases	1,245
Lease origination costs	12,969
Other assets	2,224
Below market leases	(7,173)
Total purchase price allocated	$108,331

Dispositions

The following table provides a summary of our disposition activity for the six months ended June 30, 2012:

				Gross
Property Name	Location	GLA / Acreage	Date Sold	Sales Price	Debt Repaid	Gain on Sale
				(In thousands)
Southbay SC and Pelican Plaza	Osprey and Sarasota, FL	189,763	05/15/12	$5,600	$-	$72
Eastridge Commons	Flint, MI	169,676	02/27/12	1,750	-	137
OfficeMax Center	Toledo, OH	22,930	03/27/12	1,725	-	127
	Total consolidated income producing dispositions			$9,075	$-	$336

Outparcel	Roswell, GA	2.26	02/14/12	$2,030	$-	$69
	Total consolidated land / outparcel dispositions			$2,030	$-	$69

	Total consolidated dispositions			$11,105	$-	$405

4.  Discontinued Operations

We will classify properties as held for sale when executed purchase and sales agreement contingencies have been satisfied thereby signifying that the sale is legally binding and we are able to conclude that the sale of the property within one year is probable.  As of June 30, 2012, we did not have any income producing properties held for sale.

The following table provides a summary of selected operating results for those properties sold or held for sale during the three and six months ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands)
Total revenue	$520	$2,179	$1,675	$4,780
Expenses:
Recoverable operating expenses	174	817	562	1,949
Other non-recoverable property operating expenses	17	211	261	393
Depreciation and amortization	91	1,063	342	1,703
Interest expense	123	415	249	837
Operating income (loss) of properties sold	115	(327)	261	(102)
Other expense	(105)	-	(105)	-
Provision for impairment	-	-	(2,536)	-
Gain on extinguishment of debt	307	-	307	-
Gain on sale of properties	72	8,420	336	8,420
Income (loss) from discontinued operations	$389	$8,093	$(1,737)	$8,318

5.  Equity Investments in Unconsolidated Joint Ventures

The combined condensed financial information for our unconsolidated joint ventures is summarized as follows:

Balance Sheets	June 30, 2012	December 31, 2011
	(In thousands)
ASSETS
Investment in real estate, net	$844,109	$866,184
Other assets	63,414	61,377
Total Assets	$907,523	$927,561
LIABILITIES AND OWNERS' EQUITY
Mortgage notes payable	$376,169	$396,792
Other liabilities	15,375	16,547
Owners' equity	515,979	514,222
Total Liabilities and Owners' Equity	$907,523	$927,561

RPT's equity investments in unconsolidated joint ventures	$98,101	$97,020

	Three Months Ended June 30,		Six Months Ended June 30,
Statements of Operations	2012	2011	2012	2011
	(In thousands)		(In thousands)
Total Revenue	$20,866	$22,088	$41,949	$45,191
Total Expenses	19,263	19,794	38,503	40,043
Income before other income and expenses	1,603	2,294	3,446	5,148
Provision for impairment of long-lived assets (1)	(712)	-	(712)	(125)
Gain on extinguishment of debt (2)	-	-	198	-
Loss on sale of real estate	(89)	-	(89)	-
Net Income	$802	$2,294	$2,843	$5,023

RPT's share of earnings from unconsolidated joint ventures (3)	$580	$672	$1,506	$1,633

(1)
In 2012 the Ramco HHF KL LLC joint venture recorded a $0.7 million impairment of long-lived assets related to the Shoppes of Lakeland.  In 2011 the Ramco/West Acres LLC joint venture recorded a $0.1 million impairment of long-lived assets.

(2)	The Ramco/West Acres LLC conveyed its interest in its sole shopping center to the lender in February 2012.
(3)	Ramco’s share of earnings for the six months ended June 30, 2012 excludes $0.43 million of expense related to the liquidation of the Ramco/West Acres LLC.

As of June 30, 2012, we had investments in the following unconsolidated joint ventures:

	Ownership as of	Total Assets as of June 30,	Total Assets as of December 31,
Unconsolidated Entities	June 30, 2012	2012	2011
		(In thousands)
Ramco/Lion Venture LP	30%	$513,317	$517,344
Ramco 450 Venture LLC	20%	299,719	300,380
Ramco HHF KL LLC	7%	48,650	49,731
Ramco HHF NP LLC	7%	26,204	26,140
Ramco 191 LLC	20%	18,493	23,272
Other Joint Ventures	(1)	1,140	10,694
		$907,523	$927,561

(1)
Other JV's include joint ventures formed with private investors in which we own 40%-50% of the sole property in the joint venture.  As of June 30, 2012, we had an equity interest in one such joint venture which owns a shopping center located in Southfield, MI.  Also, on February 10, 2012, Ramco/West Acres LLC completed a deed-in-lieu transfer to the lender in exchange for full release under its mortgage loan obligation in the amount of $8.4 million.

There was no acquisition activity in the six months ended June 30, 2012 and 2011 by any of our unconsolidated joint ventures.

In June, 2012 the Ramco 191 Venture sold a portion of a shopping center located in Cartersville, Georgia for $4.6 million resulting in a $0.1 million loss, of which our share was $18,000, generating approximately $4.3 million in net cash proceeds, of which our share was $0.9 million.

Debt

Our unconsolidated joint ventures had the following debt outstanding at June 30, 2012:

Balance
Entity Name	Outstanding
(In thousands)
Ramco/Lion Venture LP (1)	$197,013
Ramco 450 Venture LLC (2)	170,406
Ramco 191 LLC (3)	8,050
Other Joint Ventures (4)	539
$376,008
Unamortized premium	161
Total mortgage debt	$376,169

(1)	Maturities range from September 2012 to June 2020 with interest rates ranging from 5.0% to 8.2%.
(2)	Maturities range from January 2013 to January 2017 with interest rates ranging from 5.3% to 6.0%.
(3)	Balance relates to Paulding Pavilion. The loan was extended until September 2012. The interest rate is variable based on LIBOR plus 3.50%.
(4)	Balance relates to the S-12 Associates joint venture. The current interest rate is 4.8% and resets annually each June 1 with a maturity date in May 2016.

Ramco/Lion Venture LP is in negotiations with the lender to convey title in lieu of repayment of the non-recourse mortgage note in the amount of $13.4 million at Gratiot Crossing Center, which is an income producing property in which we have a 30% ownership.  In December 2011, the joint venture recorded an impairment provision of $5.5 million, of which our share was $1.6 million, as a result of one of the anchor tenant’s decision not to renew its lease.

Joint Venture Management and other Fee Income

We are engaged by certain of our joint ventures to provide asset management, property management, leasing and investing services for such venture’s respective properties.  We receive fees for our services, including a property management fee calculated as a percentage of gross revenues received and recognize these fees as the services are rendered.  In addition, we periodically provide management services for properties that are not owned and receive similar fees.

The following table provides information for our fees earned which are reported in our condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Management fees	$656	$615	$1,370	$1,387
Leasing fees	208	155	430	300
Construction fees	83	25	114	100
Total	$947	$795	$1,914	$1,787

6.  Other Assets, Net

Other assets consist of the following:

	June 30, 2012	December 31, 2011
	(In thousands)
Deferred leasing costs, net	$16,857	$14,895
Deferred financing costs, net	4,800	5,565
Lease intangible assets, net	25,816	13,702
Straight-line rent receivable, net	15,771	16,030
Prepaid expenses and other deferred expenses, net	8,645	6,702
Other, net	2,076	2,342
Other assets, net	$73,965	$59,236

Total accumulated amortization of other assets was $31.3 million and $27.3 million at June 30, 2012 and December 31, 2011, respectively.

Intangible assets attributable to lease origination costs and for above-market leases are being amortized over the lives of the applicable lease to amortization expense and as a reduction to minimum rent revenue, respectively, over the initial terms of the respective leases.  Amortization of the intangible asset resulted in a reduction of revenue of approximately $0.4 million and $0.3 million for the six months ended June 30, 2012 and 2011, respectively.

Unbilled straight-line rent receivables of $15.8 million and $16.0 million at June 30, 2012 and December 31, 2011, respectively are net of allowances of $1.8 million and $1.5 million, respectively.

7.  Debt

The following table summarizes our mortgages and notes payable and capital lease obligation as of June 30, 2012 and December 31, 2011:

Mortgages and Notes Payable	June 30, 2012	December 31, 2011
	(In thousands)
Fixed rate mortgages	$295,358	$325,840
Unsecured revolving credit facility	61,000	29,500
Unsecured term loan facilities	135,000	135,000
Junior subordinated notes	28,125	28,125
	519,483	518,465
Unamortized premium	31	47
	$519,514	$518,512

Capital lease obligation (1)	$6,184	$6,341

(1)
99 year ground lease expires September 2103.  However, an anchor tenant’s exercise of its option to purchase its parcel in October 2014 would require us to purchase the real estate that is subject to the ground lease.

We repaid two wholly owned property mortgages secured by our Coral Creek and The Crossroads shopping centers totaling $19.4 million.  The mortgages bore interest at a fixed rate of 6.8% and 6.5%, respectively.  Our remaining fixed rate mortgages have interest rates ranging from 5.1% to 7.6%, and are due at various maturity dates from July 2013 through April 2020.  The fixed rate mortgage notes are secured by mortgages on properties that have an approximate net carrying value of $273.9 million as of June 30, 2012.

In June 2012, we conveyed our ownership interest in the Kentwood Towne Centre located in Kentwood, Michigan to the lender in exchange for release from an $8.5 million non-recourse mortgage obligation.

We had net borrowings of $31.5 million on our revolving credit facility during the six months ended June 30, 2012 and had outstanding letters of credit issued under our revolving credit facility, not reflected in the accompanying condensed consolidated balance sheets, of $1.2 million. These letters of credit reduce borrowing availability under the bank facility.

The revolving credit facility contains financial covenants relating to total leverage, fixed charge coverage ratio, tangible net worth and various other calculations.  As of June 30, 2012, we were in compliance with these covenants.

Our junior subordinated notes have a fixed interest rate until January 2013 after which time the rate becomes variable at LIBOR plus 3.30%.  The maturity date is January 2038.

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

The following table presents scheduled principal payments on mortgages and notes payable as of June 30, 2012:

Year Ending December 31,
(In thousands)
2012 (July 1 - December 31)	$2,219
2013	17,360
2014 (1)	94,432
2015 (2)	151,712
2016	1,648
Thereafter	252,112
Subtotal debt	519,483
Unamortized premium	31
Total debt (including unamortized premium)	$519,514

(1)	Scheduled maturities in 2014 include $61.0 million which represents the balance of the unsecured revolving credit facility drawn as of June 30, 2012.
(2)	Scheduled maturities in 2015 include $75.0 million of unsecured term loan that includes a one-year extension option through April 2016.

We have no mortgage maturities until the third quarter of 2013 and it is our intent to repay these mortgages using cash, borrowings under our unsecured line of credit, or other sources of financing.

8.  Other Liabilities, net

Other liabilities consist of the following:

	June 30, 2012	December 31, 2011
	(In thousands)
Lease intangible liabilities, net	$14,362	$7,722
Cash flow hedge mark-to-market liability	5,032	2,828
Deferred liabilities	3,754	2,644
Tenant security deposits	1,934	1,866
Other, net	445	468
Other liabilities, net	$25,527	$15,528

The increase in other liabilities was due to the acquisitions that were completed in June 2012.  The lease-related liability relates to below-market leases that are being accreted over the applicable terms of the acquired leases, which resulted in an increase of revenue of $0.3 million for both of the six months ended June 30, 2012 and 2011.

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

The table below presents the recorded amount of liabilities measured at fair value on a recurring basis as of June 30, 2012.

	Total
Liabilities	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Derivative liabilities - interest rate swaps	$(5,032)	$-	$(5,032)	$-

The carrying values of cash and cash equivalents, restricted cash, receivables and accounts payable and accrued liabilities are reasonable estimates of their fair values because of the short maturity of these financial instruments.

We estimated the fair value of our debt based on our incremental borrowing rates for similar types of borrowing arrangements with the same remaining maturity and on the discounted estimated future cash payments to be made for other debt.  The discount rates used approximate current lending rates for loans or groups of loans with similar maturities and credit quality, assumes the debt is outstanding through maturity and considers the debt’s collateral (if applicable).  Since such amounts are estimates that are based on limited available market information for similar transactions, there can be no assurance that the disclosed value of any financial instrument could be realized by immediate settlement of the instrument.  Fixed rate debt (including variable rate debt swapped to fixed through derivatives) with carrying values of $458.5 million and $489.0 million as of June 30, 2012 and December 31, 2011, respectively, has fair values of approximately $459.7 million and $473.7 million, respectively.  Variable rate debt’s fair value is estimated to be the carrying values of $61.0 million and $29.5 million as of June 30, 2012 and December 31, 2011, respectively.

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

At June 30, 2012, we had four interest rate swap agreements with an aggregate notional amount of $135.0 million that were designated as cash flow hedges.  The agreements provided for swapping one-month LIBOR interest rates ranging from 1.2% to 2.0% on our $75.0 million and $60.0 million unsecured term loans and have expirations ranging from April 2016 to October 2018.  There were no interest rate swap agreements in effect for the same period in 2011.

The following table summarizes the notional values and fair values of our derivative financial instruments as of June 30, 2012:

	Hedge	Notional	Fixed	Fair	Expiration
Underlying Debt	Type	Value	Rate	Value	Date
		(in thousands)		(in thousands)
Unsecured term loan facility	Cash Flow	$75,000	1.2175%	$1,817	04/2016
Unsecured term loan facility	Cash Flow	30,000	2.0480%	1,776	10/2018
Unsecured term loan facility	Cash Flow	25,000	1.8500%	1,208	10/2018
Unsecured term loan facility	Cash Flow	5,000	1.8400%	231	10/2018
		$135,000		$5,032

The following table presents the fair values of derivative financial instruments in our condensed consolidated balance sheets as of June 30, 2012 and December 31, 2011, respectively:

	Liability Derivatives
	June 30, 2012		December 31, 2011

Derivatives designated as	Balance Sheet	Fair	Balance Sheet	Fair
hedging instruments	Location	Value	Location	Value
		(In thousands)		(In thousands)

Interest rate contracts	Other liabilities	$(5,032)	Other liabilities	$(2,828)

Total		$(5,032)	Total	$(2,828)

The effect of derivative financial instruments on our condensed consolidated statements of operations for the six months ended June 30, 2012 and 2011 is summarized as follows:

			Location of	Amount of Loss
	Amount of Loss		Loss	Reclassified from
	Recognized in OCI on Derivative		Reclassified from	Accumulated OCI into
	(Effective Portion)		Accumulated OCI	Income (Effective Portion)
Derivatives in Cash Flow	Six Months Ended June 30,		into Income	Six Months Ended June 30,
Hedging Relationship	2012	2011	(Effective Portion)	2012	2011
	(In thousands)			(In thousands)
Interest rate contracts	$(2,203)	$-	Interest Expense	$(875)	$-

Total	$(2,203)	$-	Total	$(875)	$-

11.   Earnings Per Common Share

The following table sets forth the computation of basic earnings per share (“EPS”):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands, except per share data)

Income (loss) from continuing operations	$1,775	$(2,564)	$3,849	$(3,042)
Net (income) loss from continuing operations attributable to noncontrolling interest	(165)	177	239	215
Preferred share dividends	(1,813)	(1,619)	(3,625)	(1,619)
Allocation of continuing income to restricted share awards	13	37	7	50
(Loss) income from continuing operations attributable to RPT	$(190)	$(3,969)	$470	$(4,396)

Income (loss) from discontinued operations	389	8,093	(1,737)	8,318
Net (income) loss from discontinued operations attributable to noncontrolling interest	(21)	(549)	111	(564)
Allocation of discontinued (income) loss to restricted share awards	(4)	(68)	18	(69)
Income (loss) from discontinued operations attributable to RPT	364	7,476	(1,608)	7,685
Net Income (loss) available to common shareholders	$174	$3,507	$(1,138)	$3,289

Weighted average shares outstanding, Basic	42,662	38,523	40,773	38,227

Income (loss) per share common share, Basic
Continuing operations	$-	$(0.10)	$0.01	$(0.11)
Discontinued operations	-	0.19	(0.04)	0.20
Net income (loss) available to common shareholders	$-	$0.09	$(0.03)	$0.09

The following table sets forth the computation of diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands, except per share data)

Income (loss) from continuing operations	$1,775	$(2,564)	$3,849	$(3,042)
Net (income) loss from continuing operations attributable to noncontrolling interest	(165)	177	239	215
Preferred share dividends	(1,813)	(1,619)	(3,625)	(1,619)
Allocation of continuing income to restricted share awards	13	37	7	50
Allocation of over distributed continuing income to restricted share awards	(3)	(2)	(7)	(3)
(Loss) income from continuing operations attributable to RPT	$(193)	$(3,971)	$463	$(4,399)

Income (loss) from discontinued operations	389	8,093	(1,737)	8,318
Net (income) loss from discontinued operations attributable to noncontrolling interest	(21)	(549)	111	(564)
Allocation of discontinued income to restricted share awards	-	(1)	1	(3)
Income (loss) from discontinued operations attributable to RPT	368	7,543	(1,625)	7,751
Net Income (loss) available to common shareholders	$175	$3,572	$(1,162)	$3,352

Weighted average shares outstanding, Basic	42,662	38,523	40,773	38,227
Dilutive effect of securities (1)	-	-	-	-
Weighted average shares outstanding, Diluted	42,662	38,523	40,773	38,227

Income (loss) per share common share, Basic
Continuing operations	$-	$(0.10)	$0.01	$(0.11)
Discontinued operations	-	0.19	(0.04)	0.20
Net income (loss) available to common shareholders	$-	$0.09	$(0.03)	$0.09

(1)
Stock options, restricted stock awards and the assumed conversion of convertible units and preferred shares are anti-dilutive for all periods presented and accordingly, have been excluded from the weighted average common shares used to compute diluted EPS.

12.  Share-based Compensation Plans

The 2012 Omnibus Long-Term Incentive Plan was approved by shareholders at the 2012 Annual Meeting of Shareholders on June 6, 2012 (“2012 LTIP”).  Under the plan our compensation committee may grant, subject to the Company’s performance conditions as specified by the compensation committee, restricted shares, restricted share units, options and other awards to trustees, officers and other key employees.  The 2012 LTIP allows us to issue up to 2,000,000 shares of our common stock, units or stock options, all of which is available for issuance.

The following share-based compensation plans terminated, except with respect to awards outstanding under each plan, when the 2012 LTIP was approved:

1)
The 2009 Omnibus Long-Term Incentive Plan (“2009 LTIP”) which allowed for the grant of restricted shares, restricted share units, options and other awards to trustees, officers and other key employees; and

2)	The 2008 Restricted Share Plan for Non-Employee Trustees (the “Trustees’ Plan”) which allowed for the grant of restricted shares to non-employee trustees of the Company.

We recognized share-based compensation expense of $1.2 million and $0.9 million for the six months ended June 30, 2012 and 2011, respectively.

During the six months ended June 30, 2012, we granted under the 2009 LTIP 119,375 shares of service-based restricted stock that vest over five years. The service-based awards are valued based on our closing stock price as of the grant date of March 1, 2012 and the expense is recognized on a graded vesting basis.

We also granted performance-based cash awards that are earned subject to a future performance measurement based on a three-year shareholder return peer comparison (“TSR Grant”).  If the performance criterion is met the actual value of the grant earned will be determined and 50% of the award will be paid in cash immediately while the balance will be paid in cash the following year.

Pursuant to ASC 718 – Stock Compensation, we determine the grant date fair value of TSR Grants, and any subsequent re-measurements, based upon a Monte Carlo simulation model.   We will recognize the compensation expense ratably over the requisite service period.  We are required to re-value the cash awards at the end of each quarter using the same methodology as was used at the initial grant date and adjust the compensation expense accordingly.  If at the end of the three-year measurement period the performance criteria are not met, compensation expense previously recognized would be reversed.

As of June 30, 2012, we had $4.7 million of total unrecognized compensation expense related to unvested restricted shares, options granted under our plans and performance based equity and cash awards.  This expense is expected to be recognized over a weighted-average period of 4.8 years.

13.  Taxes

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

Deferred tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the bases of such assets and liabilities as measured by tax laws.  Deferred tax assets are reduced by a valuation allowance to the amount where realization is more likely than not assured after considering all available evidence, including expected taxable earnings and potential tax planning strategies.  Our temporary differences primarily relate to deferred compensation, depreciation, and net operating loss carry forwards.

As of June 30, 2012, we had a federal and state deferred tax asset of $0.2 million, net of a valuation allowance of $10.0 million.  We believe that it is more likely than not that the results of future operations will generate sufficient taxable income to recognize the net deferred tax assets.  These future operations are primarily dependent upon the profitability of our TRSs, the timing and amounts of gains on land sales, and other factors affecting the results of operations of the TRSs.  The valuation allowances relate to net operating loss carry forwards and tax basis differences where there is uncertainty regarding their realizability.

During the six months ended June 30, 2012 and 2011, we recorded an income tax provision of approximately $1 thousand and $890 thousand, respectively.

14.  Commitments and Contingencies

Construction Costs

In connection with the development and expansion of various shopping centers as of June 30, 2012, we had entered into agreements for construction costs of approximately $10.2 million.

Litigation

We are currently involved in certain litigation arising in the ordinary course of business.

Leases

We lease office space for our corporate headquarters and our Florida office under operating leases.  During 2012 our Florida office relocated to space within a shopping center we own which accelerated the lease expiration to March 2013.  We also have operating leases for land at one of our shopping centers and a capital ground lease at our Gaines Marketplace Shopping Center.  Total amounts expensed relating to these leases were $0.7 million and $0.5 million for the six months ended June 30, 2012 and 2011, respectively.

15.  Subsequent Events

We have evaluated subsequent events through the date that the condensed consolidated financial statements were issued.

On July 19, 2012 we entered into a $360 million unsecured credit facility which amends and restates our prior $250 million facility.  The amended facility is comprised of a $240 million revolving line of credit with a four-year term and one-year extension option and a five-year $120 million term loan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements, including the respective notes thereto, which are included in this Form 10-Q.

Overview

We are a fully integrated, self-administered, publicly-traded REIT which owns, develops, acquires, manages and leases community shopping centers in the Eastern and Midwestern regions of the United States.  At June 30, 2012, we owned and managed, either directly or through our interest in real estate joint ventures, a portfolio of 81 shopping centers and one office building, with 15.0 million of GLA.  We also owned interests in three parcels of land held for development or sale and six parcels of land adjacent to certain of our existing developed properties located in Colorado, Florida, Georgia, Michigan, Tennessee and Virginia.  Our core portfolio, which includes joint venture properties was 93.7% leased at June 30, 2012.  Including properties in redevelopment or slated for redevelopment, our overall portfolio was 92.3% leased.

Economic Outlook

The economic performance and value of our shopping centers are dependent on various factors.  The general economic environment in the United States continues to slowly improve.  Continued high unemployment and the slower rate of growth may affect our tenant’s abilities to pay base rent, percentage rent or other charges which may adversely affect our financial condition and results of operations.  Further, our ability to re-lease vacant spaces may be negatively impacted by the slow national economic recovery.  These factors may impact the valuation of certain long-lived or intangible assets that are subject to impairment testing, potentially resulting in impairment provisions which may be material to our financial condition or results of operations.  While we believe the locations of our centers and diverse tenant base should mitigate the negative impact of the national economic environment, we may experience an increase in vacancy that will have a negative impact on our revenue and bed debt expense.  We continue to monitor our tenants’ operating performances as well as trends in the retail industry to evaluate any future impact.

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

Although the current retail real estate environment remains challenging, we have been able to execute upon our strategy by continuing to de-leverage our balance sheet and recycle capital through strategic acquisitions and dispositions of our shopping center portfolio.  We accomplished the following activity during the six months ended June 30, 2012:

Operating Activity

For the combined portfolio, including wholly-owned and joint venture properties we:

•	Executed 31 new leases totaling 207,584 square feet with an average rental rate of $11.91 per square foot; and
•	Executed 49 renewal leases totaling 297,579 square feet with an average rental rate of $12.44 per square foot.

Also during the period, we continued two redevelopment projects for which our proportionate share of cost will be $2.4 million.

Investing Activity

During the first half of 2012, we continued to improve the quality and the composition of our shopping center portfolio with the acquisition of four income-producing properties:

•
Harvest Junction North, Harvest Junction South and 14 acres of land all located in Longmont (metropolitan Boulder), Colorado, a new market for us.  Combined the two centers total 336,345 square feet with multiple national retailers.   The total acquisition cost was $71.7 million;

•	Central Plaza, a 166,431 square foot multi-anchored shopping center in Ballwin (St. Louis), Missouri for $21.6 million; and
•	Nagawaukee Shopping Center, a 113,617 square foot shopping center anchored by Kohl’s in Delafield (greater Milwaukee), Wisconsin for $15.0 million.

In addition, we sold four income-producing properties and one outparcel for net proceeds to us of $10.3 million.  Specifically, we sold:

•	Shopping centers in Osprey and Sarasota, Florida for $5.6 million resulting in a $0.1 million gain and generating $5.4 million in net cash proceeds;
•	A shopping center located in Flint, Michigan for $1.8 million resulting in a $0.1 million gain and generating approximately $1.3 million in net cash proceeds;
•	A freestanding single tenant building located in Toledo, Ohio for $1.7 million resulting in a $0.1 million gain and generating approximately $1.6 million in net cash proceeds; and
•	One land outparcel located in Roswell, Georgia generating net sales proceeds of $2.0 million and a net gain of $0.1 million.

Financing Activity

During the first half of 2012 we completed an underwritten public offering of 5.5 million newly issued common shares of beneficial interest at $12.10 per share.  The underwriters were granted an option to purchase an additional 0.825 million common shares and they fully exercised that option on June 1, 2012.  Our total net proceeds, after deducting expenses, was approximately $73.2 million which were used to reduce outstanding borrowings under our revolving credit facility and to fund a portion of the consideration for the acquisitions during this period, as well as for general corporate purposes.

Through our controlled equity offering we issued 1,366,500 common shares and received approximately $16.0 million in net proceeds during the first half of 2012.

We repaid two wholly owned property mortgages secured by our Coral Creek and The Crossroads shopping centers totaling $19.4 million and we conveyed our ownership interest in the Kentwood Towne Centre located in Kentwood, Michigan to the lender in exchange for release from an $8.5 million non-recourse mortgage obligation.

Land Held for Development or Sale

At June 30, 2012, we had three projects under pre-development and various parcels of land held for development or sale.  It is our policy to start vertical construction on new development projects only after the project has received entitlements, significant anchor commitments, construction financing and joint venture partner commitments, if appropriate.

During the quarter, we continued Phase I construction of a ground-up development located in Jacksonville, Florida which will be anchored by a 45,000 square foot Dick’s Sporting Goods and a 25,000 square foot Marshalls and will also include approximately 19,000 square feet of non-anchor space.  As of June 30, 2012, the total remaining projected cost of Phase I is approximately $10.2 million and the entire project was 96.0% leased.  The project is expected to stabilize in the second quarter of 2013.

Our development and construction activities are subject to risks such as our inability to obtain the necessary zoning or other governmental approvals for a project, our determination that the expected return on a project is not sufficient to warrant continuation of the planned development, or our change in plan or scope for the development.  If any of these events occur, we may record an impairment provision.

Accounting Policies and Estimates

Our 2011 Annual Report on Form 10-K contains a description of our critical accounting policies, including initial adoption of accounting policies, revenue recognition and accounts receivable, real estate investment, off balance sheet arrangements, fair value measurements and deferred charges.  For the six months ended June 30, 2012, there were no material changes to these policies.

Comparison of three months ended June 30, 2012 to 2011

The following summarizes certain line items from our unaudited condensed consolidated statements of operations which we believe are important in understanding our operations and/or those items which have significantly changed in the three months ended June 30, 2012 as compared to the same period in 2011:

	Three Months Ended June 30,
	2012	2011	Dollar Change	Percent Change
	(In thousands)
Total revenue	$30,972	$28,506	$2,466	8.7%
Recoverable operating expense	7,984	7,400	584	7.9%
Other non-recoverable operating expense	584	659	(75)	-11.4%
Depreciation and amortization	9,755	8,785	970	11.0%
General and administrative expense	4,878	4,864	14	0.3%
Other income (expense), net	230	(201)	431	214.4%
Gain on sale of real estate	-	30	(30)	NM
Earnings from unconsolidated joint ventures	580	672	(92)	-13.7%
Interest expense	(6,453)	(6,591)	138	-2.1%
Amortization of deferred financing fees	(376)	(473)	97	-20.5%
Loss on extinguishment of debt	-	(1,968)	1,968	NM
Income tax benefit (provision)	23	(831)	854	-102.8%
Income from discontinued operations	389	8,093	(7,704)	-95.2%
Net income attributable to noncontrolling interest	(185)	(371)	186	-50.1%
Preferred share dividends	(1,813)	(1,619)	(194)	12.0%
Net loss available to common shareholders	$166	$3,539	$3,373	-95.3%

NM - Not meaningful

Total revenue increased $2.5 million, or 8.7%, to $31.0 million for the three months ended June 30, 2012 from $28.5 million in 2011, primarily due to increases in minimum rent and recovery income related to our acquisitions in 2011 and 2012.

Recoverable operating expense and real estate taxes increased $0.6 million, or 7.9%, to $8.0 million in 2012 from $7.4 million in 2011.  The increase was primarily related to our acquisitions in 2011 and 2012 partly offset by lower real estate taxes.

Other non-recoverable operating expense decreased $0.1 million, or 11.4%, to $0.6 million in 2012 from $0.7 million in 2011.  The decrease was primarily due to lower bad debt expense and lower landlord utility expenses.

Depreciation and amortization expense increased $1.0 million, or 11.0%, to $9.8 million in 2012 from $8.8 million in 2011.  The increase was primarily due to our acquisitions in 2011 and 2012.

Other income (expense), net increased $0.4 million, or 214.4%, to net other income of $0.2 million in 2012 from net other expense of $0.2 million in 2011.  The increase was primarily due to insurance proceeds received in 2012 for a tenant fire.

Earnings from unconsolidated joint ventures decreased $0.1 million to $0.6 million in 2012 from $0.7 million in 2011 primarily due to higher lease termination income in 2011.

Loss on extinguishment of debt in 2011 is associated with a one-time write-off of unamortized deferred financing costs related to the extinguishment of debt of approximately $2.0 million.  There was no similar charge in 2012.

The income tax benefit was $0.1 million in 2012 compared to a tax provision of $0.8 million in 2011.  In 2011 the Michigan Business Tax was repealed resulting in a one-time write-off of net deferred tax assets of $0.8 million.

Income from discontinued operations was $0.4 million in 2012 compared to $8.1 million in 2011.  In 2012 we recorded a gain on sale of real estate of $0.1 million compared to $8.4 million in 2011.  In addition in 2012 a $0.3 million gain on extinguishment of debt was recorded related to a property that was previously held in a consolidated partnership.  In June 2012, the partnership completed a deed-in-lieu transfer to the lender in exchange for full release under its mortgage loan obligation.

Comparison of six months ended June 30, 2012 to 2011

The following summarizes certain line items from our unaudited condensed consolidated statements of operations which we believe are important in understanding our operations and/or those items which have significantly changed in the six months ended June 30, 2012 as compared to the same period in 2011:

	Six Months Ended June 30,
	2012	2011	Dollar Change	Percent Change
	(In thousands)
Total revenue	$61,900	$57,438	$4,462	7.8%
Recoverable operating expense	16,073	15,198	875	5.8%
Other non-recoverable operating expense	1,274	1,322	(48)	-3.6%
Depreciation and amortization	18,376	17,072	1,304	7.6%
General and administrative expense	9,756	9,920	(164)	-1.7%
Other interest (expense), net	117	(411)	528	128.5%
Gain on sale of real estate	69	186	(117)	-62.9%
Earnings from unconsolidated joint ventures	1,076	1,633	(557)	-34.1%
Interest expense	(13,079)	(14,423)	1,344	-9.3%
Amortization of deferred financing fees	(754)	(1,095)	341	-31.1%
Loss on extinguishment of debt	-	(1,968)	1,968	NM
Income tax provision	(1)	(890)	889	-99.9%
(Loss) income from discontinued operations	(1,737)	8,318	(10,055)	-120.9%
Net loss attributable to noncontrolling interest	349	(350)	699	-199.7%
Preferred share dividends	(3,625)	(1,619)	(2,006)	123.9%
Net loss available to common shareholders	$(1,164)	$3,307	$4,471	-135.2%

NM - Not meaningful

Total revenue increased $4.5 million, or 7.8%, to $61.9 million for the six months ended June 30, 2012 from $57.4 million in 2011, primarily due to increases in minimum rent and recovery income related to our acquisitions in 2011 and 2012.

Recoverable operating expense and real estate taxes increased $0.9 million, or 5.8%, to $16.1 million in 2012 from $15.2 million in 2011 and 2012.  The increase was primarily related to our acquisitions in 2011 partly offset by lower real estate taxes.

Depreciation and amortization expense increased $1.3 million, or 7.6%, to $18.4 million in 2012 from $17.1 million in 2011.  The increase was primarily due to our acquisitions in 2011 and 2012.

Other income (expense), net increased $0.5 million, or 128.5%, to net other income of $0.1 million in 2012 from net other expense of $0.4 million in 2011.  The increase was primarily due to insurance proceeds of $0.5 million received in 2012 for a tenant fire.

Earnings from unconsolidated joint ventures decreased $0.5 million to $1.1 million in 2012 from $1.6 million in 2011.  The first quarter of 2011 included a $0.3 million net gain on our West Acres equity balance as well as a higher proportionate share of lease termination fee income.

Interest expense decreased $1.3 million, or 9.3%, to $13.1 million in 2012 from $14.4 million in 2011 due primarily to lower revolving credit facility/term loan interest and the payoff of several mortgages in 2011 and 2012.

Amortization of deferred financing fees decreased $0.3 million to $0.8 million in 2012 from $1.1 million in 2011.  The decrease is primarily due to the refinancing of our revolving credit facility in the second quarter of 2011.

In the second quarter of 2011 we recorded a one-time write-off of unamortized deferred financing costs related to the extinguishment of debt of approximately $2.0 million.  There was no similar charge in 2012.

The income tax benefit was $0.1 million in 2012 compared to a tax provision of $0.8 million in 2011.  In 2011 the Michigan Business Tax was repealed resulting in a one-time write-off of net deferred tax assets of $0.8 million.

Loss from discontinued operations was $1.7 million in 2012 compared to income of $8.3 million in 2011.  In 2012 we recorded a gain on sale of real estate of $0.3 million compared to $8.4 million in 2011.  In addition in 2012 a non-cash provision for impairment of $2.5 and a $0.3 million gain on extinguishment of debt was recorded related to a property that was previously held in a consolidated partnership.  In June 2012, the partnership completed a deed-in-lieu transfer to the lender in exchange for full release under its mortgage loan obligation.

Preferred share dividends increased $2.0 million or 123.9%, to $3.6 million in 2012 from $1.6 million in 2011 due to the preferred equity offering that was completed in April 2011.

Liquidity and Capital Resources

On May 22, 2012 we completed an underwritten public offering of 5.5 million newly issued common shares of beneficial interest at $12.10 per share.  The underwriters were granted an option to purchase an additional 0.825 million common shares and they fully exercised that option on June 1, 2012.  Our total net proceeds, after deducting expenses, was approximately $73.2 million

Our internally generated funds and distributions from operating centers and other investing activities, augmented by use of our existing lines of credit and equity sales through our controlled equity offering, provide resources to maintain our current operations and assets and pay dividends. Generally, our need to access the capital markets is limited to refinancing debt obligations at or near maturity and funding major capital investments and acquisitions. See “Planned Capital Spending” for more details. Market conditions may limit our sources of funds for these financing activities and our ability to refinance our debt obligations at present principal amounts, interest rates, and other terms.

At June 30, 2012, we had $4.2 million and $5.5 million in cash and cash equivalents and restricted cash, respectively.  Restricted cash was comprised primarily of funds held in escrow to pay real estate taxes, insurance premiums, and certain capital expenditures.

Short-Term Liquidity Requirements

Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our operating properties, interest and scheduled principal payments on our debt, expected dividend payments (including distributions to Operating Partnership unit holders) and capital expenditures related to tenant improvements and redevelopment activities.  We believe that our retained cash flow from operations along with availability under our credit facility is sufficient to meet these obligations.

We had one mortgage debt maturity in 2012 in the amount of $10.7 million which was paid in full on June 1, 2012.  Our next scheduled debt maturities are in the third quarter of 2013.  As opportunities arise and market conditions permit, we will continue to pursue the strategy of selling mature properties or non-core assets that no longer meet our investment criteria.  Our ability to obtain acceptable selling prices and satisfactory terms and financing will impact the timing of future sales.  We anticipate using net proceeds from the sale of properties to reduce outstanding debt.

Long-Term Liquidity Requirements

Our long-term liquidity needs consist primarily of funds necessary to pay indebtedness at maturity, potential acquisitions of properties, redevelopment of existing properties, the development of land held and non-recurring capital expenditures.

As of June 30, 2012, $112.8 million was available to be drawn on our unsecured revolving credit facility subject to continuing compliance with maintenance covenants that may affect availability.

For the six months ended June 30, 2012, our cash flows were as follows compared to the same period in 2011:

	Six Months Ended June 30,
	2012	2011
	(In thousands)
Cash provided by operating activities	$27,467	$21,045
Cash used in investing activities	(117,077)	(50,142)
Cash provided by financing activities	81,646	25,236

•
We generated $27.5 million in cash flows from operating activities as compared to $21.0 million in 2011.  In 2012, we had higher net operating income by $1.9 million as a result of new tenants and the acquisitions completed during 2011 as well as lower interest expense by $1.9 million from de-leveraging activities during the second half of 2011.

•
Investing activities used $117.1 million of cash flows as compared to $50.1 million in 2011. Cash flows used in investing activities were higher by $62.7 in 2012 because of the four acquisitions completed in the second quarter of 2012 compared to one acquisition during this period in 2011, plus higher additions to real estate by $11.6 million due to development activity in 2012, partly offset by lower investment in joint ventures by $6.0 million and lower use of restricted cash by $1.7 million.

•
Cash flows provided by financing activities were $81.6 million as compared to $25.2 million in 2011.  This difference of $56.4 million is primarily explained by our net repayment of $64.1 million of debt, and payment of $2.5 million in deferred financing costs in 2011 compared to our net borrowing of $9.5 million of debt in 2012.  In 2012 we had proceeds of $89.6 million from common stock issuance compared to $105.4 million in proceeds from the issuance of common stock and preferred shares in 2011.  Cash dividends to preferred shareholders were $3.6 million higher in 2012 as dividends had not yet commenced on the shares at this time in 2011.  Cash dividends to common shareholders were higher by $0.3 million due to the increase in the number of common shares outstanding from equity offerings.

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

We declared a quarterly cash dividend distribution of $0.16325 per common share paid to common shareholders of record on June 20, 2012, unchanged from the dividend declared for the same period in 2011.  Our dividend policy has not changed in that we expect to continue making distributions to shareholders of at least 90% of our REIT taxable income, excluding net capital gain, in order to maintain qualification as a REIT.  On an annualized basis, our current dividend is above our estimated minimum required distribution. Distributions paid by us are funded from cash flows from operating activities. To the extent that cash flows from operating activities were insufficient to pay total distributions for any period, alternative funding sources are used as shown in the following table.  Examples of alternative funding sources may include proceeds from sales of real estate and bank borrowings.  Although we may use alternative sources of cash to fund distributions in a given period, we expect that distribution requirements for an entire year will be met with cash flows from operating activities.  Additionally, we declared a quarterly cash dividend of $0.90625 per preferred share to preferred shareholders of record on June 20, 2012 compared to $0.85590 to cover the period April 6, 2011, the date of issuance, to June 30, 2011.

	Six Months Ended June 30,
	2012	2011
	(In thousands)
Cash provided by operating activities	$27,467	$21,045

Cash distributions to preferred shareholders	(3,625)	-
Cash distributions to common shareholders	(12,831)	(12,488)
Cash distributions to operating partnership unit holders	(857)	(983)
Total distributions	$(17,313)	$(13,471)

Surplus	$10,154	$7,574

For the six months ended June 30, 2012, we have issued 1,366,500 common shares through our controlled equity offering generating $16.0 million in net proceeds, after sales commissions and fees of $0.4 million.  We used the net proceeds for general corporate purposes including the repayment of debt.  We have registered up to 3.0 million common shares for issuance from time to time, in our sole discretion, through our controlled equity offering sales agreement, of which 950,500 million remains unsold as of June 30, 2012.  The shares issued in the controlled equity offering are registered with the Securities and Exchange Commission (“SEC”) on our registration statement on Form S-3 (No. 333-174805).

In the second quarter of 2012, we issued 6,325,000 common shares through underwritten equity offerings generating $73.2 million in net proceeds which we used to reduce outstanding borrowings under our revolving credit facility and to fund a portion of the consideration for the acquisition of four shopping centers.

Debt

At June 30, 2012, we had four interest rate swap agreements in effect for an aggregate notional amount of $135.0 million converting our floating rate corporate debt to fixed rate debt.  After taking into account the impact of converting our variable rate debt to fixed rate debt by use of the interest rate swap agreements, at June 30, 2012, we had $61.0 million variable rate debt outstanding.

At June 30, 2012, we had $295.4 million of fixed rate mortgage loans encumbering certain consolidated properties.  Such mortgage loans are non-recourse, subject to certain exceptions for which we would be liable for any resulting losses incurred by the lender. These exceptions vary from loan to loan but generally include fraud or a material misrepresentation, misstatement or omission by the borrower, intentional or grossly negligent conduct by the borrower that harms the property or results in a loss to the lender, filing of a bankruptcy petition by the borrower, either directly or indirectly, and certain environmental liabilities.  In addition, upon the occurrence of certain of such events, such as fraud or filing of a bankruptcy petition by the borrower, we would be liable for the entire outstanding balance of the loan, all interest accrued thereon and certain other costs, penalties and expenses.

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

As of June 30, 2012, we had six equity investments in unconsolidated joint venture entities in which we owned 50% or less of the total ownership interest and accounted for these entities under the equity method.  Refer to Note 5 of the notes to the condensed consolidated financial statements for more information.

We have a 30% ownership interest in our Ramco Lion joint venture which owns a portfolio of 16 properties totaling 3.2 million square feet of GLA.  As of June 30, 2012, the properties had consolidated equity of $307.3 million.  Our total investment in the venture at June 30, 2012 was $78.4 million.  The Ramco Lion joint venture has total debt obligations of approximately $197.0 million with maturity dates ranging from 2013 through 2020.  Our proportionate share of the total debt is $59.1 million.  Such debt is non-recourse to the venture, subject to carve-outs customary to such types of mortgage financing.

We have a 20% ownership interest in our Ramco 450 joint venture which is a portfolio of eight properties totaling 1.6 million square feet of GLA.  As of June 30, 2012, the properties in the portfolio had consolidated equity of $124.0 million.  Our total investment in the venture at June 30, 2012 was $14.5 million.  The Ramco 450 joint venture has total debt obligations of approximately $170.4 million, with maturity dates ranging from 2013 through 2017.  Our proportionate share of the total debt is $34.8 million. Such debt is non-recourse to the venture, subject to carve-outs customary to such types of mortgage financing.

We also had ownership interests ranging from 7% - 50% in four smaller joint ventures that each own one or two properties.  As of June 30, 2012, our total investment in these ventures was $5.2 million and our proportionate share of the total non-recourse debt was $1.9 million with maturity dates ranging from 2012 through 2016.

Additionally, we review our equity investments in unconsolidated entities for impairment on a venture-by-venture basis whenever events or changes in circumstances indicate that the carrying value of the equity investment may not be recoverable.  In testing for impairment of these equity investments, we primarily use cash flow models, discount rates, and capitalization rates to estimate the fair value of properties held in joint ventures, and we also estimate the fair value of the debt of the joint ventures based on borrowing rates for similar types of borrowing arrangements with the same remaining maturity.  Considerable judgment by management is applied when determining whether an equity invest in an unconsolidated entity is impaired and, if so, the amount of the impairment.  Changes to assumptions regarding cash flows, discount rates, or capitalization rates could be material to our condensed consolidated financial statements.   We had no impairment provisions for our equity investment in unconsolidated entities for the six months ended June 30, 2012 and 2011.

Contractual Obligations

The following are our contractual cash obligations as of June 30, 2012:

	Payments due by period
Contractual Obligations	Total	Less than 1 year (1)	1-3 years	3-5 years	More than 5 years
	(In thousands)
Mortgages and notes payable:
Scheduled amortization	$19,547	$2,219	$11,604	$3,220	$2,504
Payments due at maturity	499,936	-	251,899	110,000	138,037
Total mortgages and notes payable (2)	519,483	2,219	263,503	113,220	140,541
Employment contracts	821	461	360	-	-
Capital lease (3)	6,971	339	6,632	-	-
Operating leases	4,447	367	1,714	943	1,423
Construction commitments	10,175	10,175	-	-	-
Total contractual obligations	$541,897	$13,561	$272,209	$114,163	$141,964

(1)	Amounts represent balance of obligation for the remainder of 2012, excluding interest expense of $13.0 million.
(2)	Total excludes interest expense of $153.8 million. Variable-rate debt interest is calculated using rates at June 30, 2012, excluding the effect of interest rate swaps.
(3)
99 year ground lease expires September 2103.  However, an anchor tenant’s exercise of its option to purchase its parcel in October 2014 would require us to purchase the real estate that is subject to the ground lease.

We anticipate that the combination of cash on hand, cash provided from operating activities, the availability under our credit facility ($112.8 million at June 30, 2012 subject to covenants), our access to the capital markets and the sale of existing properties will satisfy our expected working capital requirements through at least the next 12 months.  Although we believe that the combination of factors discussed will provide sufficient liquidity, no assurance can be given.

At June 30, 2012, we did not have any contractual obligations that required or allowed settlement, in whole or in part, with consideration other than cash.

Mortgages and notes payable

See the analysis of our debt included in “Liquidity and Capital Resources”.

Employment Contracts

At June 30, 2012, we had employment contracts with our Chief Executive Officer and Chief Financial Officer that contain minimum guaranteed compensation.  All other employees are subject to at-will employment.

Operating and Capital Leases

We lease office space for our corporate headquarters and our Florida office under operating leases.  During 2012 our Florida office relocated to space within a shopping center we own which accelerated the lease expiration to March 2013.  We also have operating leases for land at one of our shopping centers and a capital ground lease at our Gaines Marketplace shopping center that provides the option to purchase the land parcel in October 2014 for approximately $5.4 million.

Construction Costs

In connection with the development and expansion of various shopping centers as of June 30, 2012, we have entered into agreements for construction activities with an aggregate cost of approximately $10.2 million.

Planned Capital Spending

We are focused on our core strengths of enhancing the value of our existing portfolio of shopping centers through successful leasing efforts and the completion of our redevelopment projects currently in process.

For the remainder of 2012, we anticipate spending approximately $6.9 million for capital expenditures including redevelopments.  Estimates for future spending will change as new projects are approved.

Disclosures regarding planned capital spending, including estimates regarding timing of tenant openings, capital expenditures and occupancy are forward-looking statements and certain significant factors discussed elsewhere in this document and our other filings with the SEC, including our Annual Report on Form 10-K could cause the actual results to differ materially.

Capitalization

At June 30, 2012, our total market capitalization was $1.2 billion.  Our market capitalization consisted of $521.5 million of net debt (including property-specific mortgages, an unsecured credit facility consisting of a revolving line of credit and term loan, an unsecured term loan, junior subordinated notes and a capital lease obligation), $621.5 million of common shares and OP Units (including dilutive securities and based on a market price of $12.57 at June 30, 2012), and $100.0 million of convertible perpetual preferred shares (based on a market price of $50 per share at June 30, 2012).  Our net debt to total market capitalization was 42.0% at June 30, 2012, as compared to 44.7% at June 30, 2011.  The decrease in total net debt to market capitalization was due primarily to the impact of the common equity offering completed in the second quarter of 2012.  Our outstanding debt at June 30, 2012 had a weighted average interest rate of 4.9%, and consisted of $458.5 million of fixed rate debt, including the impact of interest rate swap agreements, and $61.0 million of variable rate debt.  Outstanding letters of credit issued under the credit facility totaled approximately $1.2 million at June 30, 2012.

At June 30, 2012, the noncontrolling interest in the Operating Partnership represented a 5.3% ownership in the Operating Partnership.  The OP Units may, under certain circumstances, be exchanged for our common shares of beneficial interest on a one-for-one basis.  We, as sole general partner of the Operating Partnership, have the option, but not the obligation, to settle exchanged OP Units held by others in cash based on the current trading price of our common shares of beneficial interest.  Assuming the exchange of all OP Units, there would have been 49,129,254 of our common shares of beneficial interest outstanding at June 30, 2012, with a market value of approximately $617.6 million.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands, except per share data)
Net income (loss) available to common shareholders	$166	$3,539	$(1,164)	$3,307
Adjustments:
Rental property depreciation and amortization expense	9,682	9,621	18,402	18,354
Pro-rata share of real estate depreciation from unconsolidated joint ventures	1,683	1,663	3,370	3,286
Gain on sale of depreciable real estate	(72)	(6,210)	(336)	(6,210)
Loss on sale of joint venture depreciable real estate (1)	18	-	18	-
Provision for impairment on income-producing properties (2)	-	-	1,976	-
Provision for impairment on joint venture income-producing properties (1)	50	-	50	-
Noncontrolling interest in Operating Partnership	118	374	117	357
FUNDS FROM OPERATIONS	$11,645	$8,987	$22,433	$19,094

Weighted average common shares	42,662	38,523	40,773	38,227
Shares issuable upon conversion of Operating Partnership Units	2,613	2,829	2,616	2,856
Dilutive effect of securities	317	305	312	313
Weighted average equivalent shares outstanding, diluted	45,592	41,657	43,701	41,396

Funds from operations per diluted share	$0.26	$0.22	$0.52	$0.47

(1)	Amount included in earnings from unconsolidated joint ventures.
(2)
Amount represents our proportionate ownership share of the total for one property that was previously held in a consolidated partnership. In June 2012, the partnership completed a deed-in-lieu transfer to the lender in exchange for full release under its mortgage loan obligation in the amount of $8.5 million.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We have exposure to interest rate risk on our variable rate debt obligations.  Based on market conditions, we may manage our exposure to interest rate risk by entering into interest rate swap agreements to hedge our variable rate debt.  We are not subject to any foreign currency exchange rate risk or commodity price risk, or other material rate or price risks.  Based on our debt and interest rates and interest rate swap agreements in effect at June 30, 2012, a 100 basis point change in interest rates would impact our future earnings and cash flows by approximately $0.6 million annually.  We believe that a 100 basis point change in interest rates would have a minimal impact in the fair value of our total outstanding debt at June 30, 2012.

We had interest rate swap agreements with an aggregate notional amount of $135.0 million as of June 30, 2012.  The agreements provided for fixed rates ranging from 1.2% to 2.0% and had expirations ranging from April 2016 to October 2018.  The following table sets forth information as of June 30, 2012 concerning our long-term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates of maturing amounts and fair market:

								Fair
	2012	2013	2014	2015 (1)	2016	Thereafter	Total	Value
	(In thousands)
Fixed-rate debt	$2,219	$17,360	$33,432	$151,712	$1,648	$252,112	$458,483	$459,694
Average interest rate	6.3%	5.9%	5.5%	4.4%	6.6%	5.6%	5.2%	5.1%
Variable-rate debt	$-	$-	$61,000	$-	$-	$-	$61,000	$61,000
Average interest rate	0.0%	0.0%	2.8%	0.0%	0.0%	0.0%	2.8%	2.8%

(1)	Scheduled maturities include $75.0 million of unsecured term loan that includes a one-year extension option through April 2016.

We estimated the fair value of our fixed rate mortgages using a discounted cash flow analysis, based on borrowing rates for similar types of borrowing arrangements with the same remaining maturity.  Considerable judgment is required to develop estimated fair values of financial instruments.  The table incorporates only those exposures that exist at June 30, 2012 and does not consider those exposures or positions which could arise after that date or firm commitments as of such date.  Therefore, the information presented therein has limited predictive value.  Our actual interest rate fluctuations will depend on the exposures that arise during the period and on market interest rates at that time.

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

We carried out an assessment as of June 30, 2012 of the effectiveness of the design and operation of our disclosure controls and procedures.  This assessment was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.  Based on such evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that such disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2012.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1*
Third Amended and Restated Unsecured Master Loan Agreement dated as of July 19, 2012 among Ramco-Gershenson Properties, L.P., as Borrower, Ramco-Gershenson Properties Trust, as a Guarantor, KeyBank National Association, as a Bank, the Other Banks which are a Party to this Agreement, the Other Banks which may become Parties to this Agreement, KeyBank National Association, as Agent, KeyBanc Capital Markets, as Sole Lead Manager and Arranger, JPMorgan Chase Bank, N.A. and Bank of America, N.A. as Co-Syndication Agents, and Deutsche Bank Securities Inc., and PNC Bank, National Association, as Co-Documentation Agents

10.2*
Third Amended and Restated Unconditional Guaranty of Payment and Performance, dated as of July 19, 2012 by Ramco-Gershenson Properties Trust, as Guarantor, in favor of KeyBank National Association and certain other lenders.

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

RAMCO-GERSHENSON PROPERTIES TRUST

Date: August 8, 2012	By:/s/ DENNIS E. GERSHENSON Dennis E. Gershenson President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2012	By: /s/ GREGORY R. ANDREWS Gregory R. Andrews Chief Financial Officer (Principal Financial and Accounting Officer)