Form 10-Q
period 2012-09-30
RAMCO GERSHENSON PROPERTIES TRUST
filed 2012-11-08
CIK 842183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Number of common shares of beneficial interest ($0.01 par value) of the registrant outstanding as of October 31, 2012: 47,707,833

PART 1 – FINANCIAL INFORMATION

Item 1.  Unaudited Condensed Consolidated Financial Statements

RAMCO-GERSHENSON PROPERTIES TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2012 (Unaudited) and December 31, 2011
(In thousands, except per share amounts)

	September 30,	December 31,
	2012	2011
ASSETS
Income producing properties, at cost:
Land	$158,985	$133,145
Buildings and improvements	941,321	863,763
Less accumulated depreciation and amortization	(230,068)	(222,722)
Income producing properties, net	870,238	774,186
Construction in progress and land held for development or sale	96,768	87,549
Net real estate	967,006	861,735
Equity investments in unconsolidated joint ventures	96,549	97,020
Cash and cash equivalents	8,353	12,155
Restricted cash	4,949	6,063
Accounts receivable (net of allowance for doubtful accounts of $2,920 and $3,516 as of September 30, 2012 and December 31, 2011, respectively)	8,966	9,614
Note receivable	6,111	3,000
Other assets, net	74,048	59,236
TOTAL ASSETS	$1,165,982	$1,048,823

LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgages and notes payable:
Mortgages payable	$294,295	$325,887
Unsecured revolving credit facility	45,000	29,500
Unsecured term loan facilities	180,000	135,000
Junior subordinated notes	28,125	28,125
Total mortgages and notes payable	547,420	518,512
Capital lease obligation	6,104	6,341
Accounts payable and accrued expenses	18,762	18,662
Other liabilities	25,862	15,528
Distributions payable	10,022	8,606
TOTAL LIABILITIES	608,170	567,649

Ramco-Gershenson Properties Trust ("RPT") Shareholders' Equity:
Preferred shares, $0.01 par, 2,000 shares authorized: 7.25% Series D Cumulative Convertible Perpetual Preferred Shares, (stated at liquidation preference $50 per share), 2,000 shares issued and outstanding as of September 30, 2012 and December 31, 2011	$100,000	$100,000
Common shares of beneficial interest, $0.01 par, 80,000 shares authorized, 47,699 and 38,735 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	477	387
Additional paid-in capital	673,150	570,225
Accumulated distributions in excess of net income	(240,659)	(218,888)
Accumulated other comprehensive loss	(5,639)	(2,649)
TOTAL SHAREHOLDERS' EQUITY ATTRIBUTABLE TO RPT	527,329	449,075
Noncontrolling interest	30,483	32,099
TOTAL SHAREHOLDERS' EQUITY	557,812	481,174

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,165,982	$1,048,823

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
REVENUE
Minimum rent	$23,181	$20,416	$66,340	$59,640
Percentage rent	170	105	378	214
Recovery income from tenants	7,826	7,201	23,270	21,419
Other property income	497	1,621	1,672	3,721
Management and other fee income	1,021	1,306	2,935	3,093
TOTAL REVENUE	32,695	30,649	94,595	88,087

EXPENSES
Real estate taxes	4,094	3,695	12,847	12,130
Recoverable operating expense	3,955	3,515	11,275	10,278
Other non-recoverable operating expense	682	946	1,956	2,268
Depreciation and amortization	10,614	8,433	28,990	25,505
General and administrative expense	4,990	5,345	14,746	15,265
TOTAL EXPENSES	24,335	21,934	69,814	65,446

INCOME BEFORE OTHER INCOME AND EXPENSES, TAX AND DISCONTINUED OPERATIONS	8,360	8,715	24,781	22,641

OTHER INCOME AND EXPENSES
Other income (expense), net	54	192	171	(219)
Gain on sale of real estate	-	45	69	231
Earnings from unconsolidated joint ventures	1,008	3,702	2,084	5,336
Interest expense	(6,430)	(6,320)	(19,509)	(20,743)
Amortization of deferred financing fees	(354)	(387)	(1,108)	(1,482)
Provision for impairment on equity investments in unconsolidated joint ventures	(294)	-	(294)	-
Deferred gain recognized	845	-	845	-
Loss on extinguishment of debt	-	-	-	(1,968)
INCOME FROM CONTINUING OPERATIONS BEFORE TAX	3,189	5,947	7,039	3,796
Income tax benefit (provision)	19	(94)	18	(984)
INCOME FROM CONTINUING OPERATIONS	3,208	5,853	7,057	2,812

DISCONTINUED OPERATIONS
(Loss) gain on sale of real estate	-	(33)	336	8,386
Gain on extinguishment of debt	-	-	307	-
Provision for impairment	-	-	(2,536)	-
Income (loss) from discontinued operations	113	(18)	269	(120)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	113	(51)	(1,624)	8,266

NET INCOME	3,321	5,802	5,433	11,078
Net (income) loss attributable to noncontrolling partner interest	(158)	(389)	191	(739)
NET INCOME ATTRIBUTABLE TO RPT	3,163	5,413	5,624	10,339
Preferred share dividends	(1,813)	(1,813)	(5,438)	(3,432)
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$1,350	$3,600	$186	$6,907

INCOME (LOSS) PER COMMON SHARE, BASIC
Continuing operations	$0.03	$0.09	$0.04	$(0.02)
Discontinued operations	-	-	(0.04)	0.20
	$0.03	$0.09	$-	$0.18
INCOME (LOSS) PER COMMON SHARE, DILUTED
Continuing operations	$0.03	$0.09	$0.04	$(0.02)
Discontinued operations	-	-	(0.04)	0.20
	$0.03	$0.09	$-	$0.18
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	46,911	38,596	42,834	38,351
Diluted	47,197	38,739	43,115	38,513
		.
OTHER COMPREHENSIVE INCOME
Net income	$3,321	$5,802	$5,433	$11,078
Other comprehensive income:
Loss on interest rate swaps	(960)	(2,023)	(3,163)	(2,023)
Comprehensive income	2,361	3,779	2,270	9,055
Comprehensive loss (income) attributable to noncontrolling interest	46	(517)	173	(867)
COMPREHENSIVE INCOME ATTRIBUTABLE TO RPT	$2,407	$3,262	$2,443	$8,188

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the nine months ended September 30, 2012
(In thousands)
(Unaudited)

	Shareholders' Equity of Ramco-Gershenson Properties Trust
	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Shareholders’ Equity

Balance, December 31, 2011	$100,000	$387	$570,225	$(218,888)	$(2,649)	$32,099	$481,174
Issuance of common shares	-	90	101,491	-	-	-	101,581
Share-based compensation and other expense	-	-	1,434	-	-	-	1,434
Dividends declared to common shareholders	-	-	-	(21,768)	-	-	(21,768)
Dividends declared to preferred shareholders	-	-	-	(5,438)	-	-	(5,438)
Distributions declared to noncontrolling interests	-	-	-	-	-	(1,252)	(1,252)
Dividends declared to deferred shares	-	-	-	(189)	-	-	(189)
Other comprehensive income adjustment	-	-	-	-	(2,990)	(173)	(3,163)
Net income (loss)	-	-	-	5,624	-	(191)	5,433
Balance, September 30, 2012	$100,000	$477	$673,150	$(240,659)	$(5,639)	$30,483	$557,812

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2012 and 2011
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2012	2011
OPERATING ACTIVITIES
Net income	$5,433	$11,078
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including discontinued operations	29,332	27,597
Amortization of deferred financing fees, including discontinued operations	1,113	1,493
Income tax (benefit) provision	(18)	984
Earnings from unconsolidated joint ventures	(2,084)	(5,336)
Distributions received from operations of unconsolidated joint ventures	3,301	3,143
Provision for impairment from discontinued operations	2,536	-
Provision for impairment on equity investments in unconsolidated joint ventures	294	-
(Gain) loss on extinguishment of debt, including discontinued operations	(307)	1,968
Deferred gain recognized	(845)	-
Gain on sale of real estate, including discontinued operations	(405)	(8,617)
Amortization of premium on mortgages and notes payable, net	(23)	(27)
Share-based compensation expense	1,540	1,384
Changes in assets and liabilities:
Accounts receivable, net	138	516
Other assets, net	5,120	2,239
Accounts payable, accrued expenses and other liabilities	(1,858)	(4,244)
Net cash provided by operating activities	43,267	32,178

INVESTING ACTIVITIES
Additions to real estate	$(163,878)	$(55,905)
Net proceeds from sales of real estate	10,292	24,978
Distributions from sale of joint venture property	2,227	3,709
Decrease (increase) in restricted cash	1,114	(909)
Investment in unconsolidated joint ventures	(3,302)	(9,279)
Note receivable from third party	(3,111)	-
Purchase of partner's equity in consolidated joint ventures	-	(1,000)
Net cash used in investing activities	(156,658)	(38,406)

FINANCING ACTIVITIES
Proceeds on mortgages and notes payable	$45,000	$212,650
Repayment of mortgages and notes payable	(23,068)	(155,661)
Net proceeds (repayments) on revolving credit facility	15,500	(119,750)
Payment of deferred financing costs	(1,959)	(2,721)
Proceeds from issuance of common stock	101,581	8,811
Proceeds from issuance of preferred shares	-	96,647
Repayment of capitalized lease obligation	(237)	(224)
Dividends paid to preferred shareholders	(5,438)	(1,619)
Dividends paid to common shareholders	(20,500)	(18,831)
Distributions paid to operating partnership unit holders	(1,290)	(1,447)
Net cash provided by financing activities	109,589	17,855

Net change in cash and cash equivalents	(3,802)	11,627
Cash and cash equivalents at beginning of period	12,155	10,175
Cash and cash equivalents at end of period	$8,353	$21,802

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY
Conveyance of ownership interest to lender, release from mortgage obligation	$8,501	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest (net of capitalized interest of $758 and $359 in 2012 and 2011, respectively)	$19,733	$21,420
Cash paid for federal income taxes	16	63

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Organization and Basis of Presentations

Organization

Ramco-Gershenson Properties Trust, together with its subsidiaries (the “Company”), is a real estate investment trust (“REIT”) engaged in the business of owning, developing, redeveloping, acquiring, managing and leasing community shopping centers located in the Eastern and Midwestern regions of the United States.  At September 30, 2012, we owned and managed, either directly or through our interest in real estate joint ventures, a portfolio of 80 shopping centers and one office building, with approximately 15 million square feet of gross leasable area (“GLA”).  We also owned interests in three parcels of land held for development or sale and six parcels of land adjacent to certain of our existing developed properties located in Colorado, Florida, Georgia, Michigan, Tennessee and Virginia.  Most of our properties are anchored by supermarkets and/or national chain stores.  The Company’s credit risk, therefore, is concentrated in the retail industry.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and our majority owned subsidiary, the Operating Partnership, Ramco-Gershenson Properties, L.P. (95.3% and 93.7% owned by the Company at September 30, 2012 and December 31, 2011, respectively,) and all wholly-owned subsidiaries, including entities in which we have a controlling financial interest.  We have elected to be a REIT for federal income tax purposes.  All intercompany balances and transactions have been eliminated in consolidation.  The information furnished is unaudited and reflects all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.  These condensed consolidated financial statements should be read in conjunction with our 2011 Annual Report on Form 10-K.

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

Recent Accounting Pronouncements

In July 2012 the FASB updated ASC 350 “Intangibles – Goodwill and Other – Testing Indefinite-Lived Intangible Assets for Impairment” with ASU 2012-02.   This update amends the procedures for testing the impairment of indefinite-lived intangible assets by permitting an entity to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible assets are impaired. An entity’s assessment of the totality of events and circumstances and their impact on the entity’s indefinite-lived intangible assets will then be used as a basis for determining whether it is necessary to perform the quantitative impairment test as described in ASC 350-30.  ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. We do not expect this update to have a material impact on our consolidated financial statements.

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

In June 2011, the FASB updated ASC 220 “Comprehensive Income” with ASU 2011-05 “Presentation of Comprehensive Income”, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive  statements.  This standard is to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. In December 2011, the FASB deferred portions of this update in its issuance of ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income.”  ASU 2011-12 supersedes certain pending paragraphs in Update 2011-05.  The amendments are being made to allow the FASB time to re-deliberate whether or not to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented.  The new disclosures in this standard will not have a material impact on our results of operations or financial position, other than the presentation of comprehensive income.

In September 2011, the FASB updated ASC 350 “Intangibles – Goodwill and Other” with ASU 2011-08 “Testing Goodwill for Impairment”.  Under this update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary.  This standard is effective for fiscal years beginning after December 15, 2011.  We adopted this standard in the fourth quarter 2011 and it did not have a material impact on our consolidated financial statements.

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

Land held for development or sale consists of projects where vertical construction has yet to commence, but which have been identified as available for future development if and when market conditions dictate the demand for a new shopping center. The viability of all projects under construction or development, including those owned by unconsolidated joint ventures, are regularly evaluated under applicable accounting requirements, including requirements relating to abandonment of assets or changes in use.  Land held for development or sale was $84.4 million and $78.6 million at September 30, 2012 and December 31, 2011, respectively.  The increase for 2012 was primarily related to the acquisition of undeveloped land when we acquired the Harvest Junction North and South Shopping Centers and infrastructure costs related to future phases of the Parkway development in Jacksonville, Florida.

Construction in progress represents existing development and redevelopment projects.  When projects are substantially complete and ready for their intended use, balances are transferred to land or building and improvements as appropriate.  Construction in progress was $12.3 million and $8.9 million at September 30, 2012 and December 31, 2011, respectively.

3.  Property Acquisitions and Dispositions

Acquisitions

The following table provides a summary of our acquisition activity for the nine months ended September 30, 2012:

				Gross
Property Name	Location	GLA / Acreage	Date Acquired	Purchase Price	Debt

The Shoppes of Lakeland	Lakeland, FL	183,842	09/06/12	$28,000	$-
Central Plaza	Ballwin (St. Louis), MO	166,431	06/07/12	21,600	-
Harvest Junction North	Longmont (Boulder), CO	159,385	06/01/12	35,520	-
Harvest Junction South	Longmont (Boulder), CO	176,960	06/01/12	33,550	-
Nagawaukee Shopping Center	Delafield (Milwaukee), WI	113,617	06/01/12	15,000	-
	Total consolidated income producing acquisitions			$133,670	$-

Harvest Junction North Land	Longmont (Boulder), CO	14.0	06/01/12	$2,661	$-
	Total consolidated land / outparcel acquisitions			$2,661	$-

			Total consolidated acquisitions	$136,331	$-

The total aggregate fair value of our 2012 acquisitions through September 30, 2012, was allocated and is reflected in the following table in accordance with accounting guidance for business combinations.

Allocated Fair Value
(In thousands)
Land	$31,241
Land held for development	2,661
Buildings and improvements	90,903
Above market leases	1,772
Lease origination costs	14,638
Other assets	3,128
Below market leases	(8,012)
Total purchase price allocated	$136,331

Dispositions

The following table provides a summary of our disposition activity for the nine months ended September 30, 2012 (1):

				Gross
Property Name	Location	GLA / Acreage	Date Sold	Sales Price	Debt Repaid	Gain on Sale
				(In thousands)
Southbay SC and Pelican Plaza	Osprey and Sarasota, FL	189,763	05/15/12	$5,600	$-	$72
Eastridge Commons	Flint, MI	169,676	02/27/12	1,750	-	137
OfficeMax Center	Toledo, OH	22,930	03/27/12	1,725	-	127
	Total consolidated income producing dispositions			$9,075	$-	$336

Outparcel	Roswell, GA	2.26	02/14/12	$2,030	$-	$69
	Total consolidated land / outparcel dispositions			$2,030	$-	$69

			Total consolidated dispositions	$11,105	$-	$405

(1) The above table does not include the conveyance of our ownership interest in the Kentwood Towne Centre to the lender which resulted in a reduction of debt of $8.5 million.

4.  Discontinued Operations

We will classify properties as held for sale when executed purchase and sales agreement contingencies have been satisfied thereby signifying that the sale is legally binding and we are able to conclude that the sale of the property within one year is probable.  As of September 30, 2012, we did not have any income producing properties held for sale.

The following table provides a summary of selected operating results for those properties sold during the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)
Total revenue	$115	$1,472	$1,789	$6,252
Expenses:
Recoverable operating expenses	10	650	571	2,598
Other non-recoverable property operating expenses	(9)	34	253	427
Depreciation and amortization	-	384	342	2,087
Interest expense	-	422	248	1,260
Operating income (loss) of properties sold	114	(18)	375	(120)
Other expense	(1)	-	(106)	-
Provision for impairment	-	-	(2,536)	-
Gain on extinguishment of debt	-	-	307	-
Gain on sale of properties	-	(33)	336	8,386
Income (loss) from discontinued operations	$113	$(51)	$(1,624)	$8,266

5.  Equity Investments in Unconsolidated Joint Ventures

The combined condensed financial information for our unconsolidated joint ventures is summarized as follows:

Balance Sheets	September 30, 2012	December 31, 2011
	(In thousands)
ASSETS
Investment in real estate, net	$821,077	$866,184
Other assets	56,535	61,377
Total Assets	$877,612	$927,561
LIABILITIES AND OWNERS' EQUITY
Mortgage notes payable	$374,167	$396,792
Other liabilities	15,408	16,547
Owners' equity	488,037	514,222
Total Liabilities and Owners' Equity	$877,612	$927,561

RPT's equity investments in unconsolidated joint ventures	$96,549	$97,020

	Three Months Ended September 30,		Nine Months Ended September 30,
Statements of Operations	2012	2011	2012	2011
	(In thousands)		(In thousands)
Total Revenue	$20,848	$21,966	$62,797	$67,156
Total Expenses	19,028	18,877	57,531	58,919
Income before other income and expenses	1,820	3,089	5,266	8,237
Provision for impairment of long-lived assets (1)	-	-	(712)	(125)
Gain on extinguishment of debt	77	-	275	-
Gain on sale of land	716	-	716	-
Gain (loss) on sale of real estate (2)	28	6,796	(61)	6,796
Net Income	$2,641	$9,885	$5,484	$14,908

RPT's share of earnings from unconsolidated joint ventures (3)	$975	$3,554	$2,481	$5,187

(1)
In 2012 the Ramco HHF KL LLC joint venture recorded a $0.7 million impairment of long-lived assets related to the Shoppes of Lakeland, which was subsequently sold in September 2012.  In 2011 the Ramco/West Acres LLC joint venture recorded a $0.1 million impairment of long-lived assets.

(2)	Represents the net gain on the sale to Ramco of The Shoppes of Lakeland and the acquisition, by Ramco, of the partner’s interest in the S-12 joint venture.
(3)
Ramco’s share of earnings from unconsolidated joint ventures reflected in the statement of operations is adjusted for the three and nine months ended September 30, 2012 by adding $33,000 related to the acquisition of the partner’s interest in the S-12 joint venture as well as for the nine months ended September 30, 2012, by subtracting $0.43 million of expense related to the liquidation of the Ramco/West Acres LLC.

As of September 30, 2012, we had investments in the following unconsolidated joint ventures:

	Ownership as of September 30,	Total Assets as of September 30,	Total Assets as of December 31,
Unconsolidated Entities	2012	2012	2011
		(In thousands)
Ramco/Lion Venture LP	30%	$511,738	$517,344
Ramco 450 Venture LLC	20%	300,932	300,380
Ramco HHF NP LLC	7%	26,248	26,140
Ramco HHF KL LLC	7%	20,483	49,731
Ramco 191 LLC	20%	17,655	23,272
Other Joint Ventures	(1)	556	10,694
		$877,612	$927,561

(1)
Other JV's include joint ventures formed with private investors in which we own 40%-50% of the sole property in the joint venture.  The balance remaining in 2012 represents residual interests in property joint ventures where the properties have been sold and the joint ventures are in the process of dissolution.

There was no acquisition activity in the nine months ended September 30, 2012 and 2011 by any of our unconsolidated joint ventures.

In September, 2012 the Ramco HHF KL LLC sold the Shoppes at Lakeland to us for $28 million resulting in a gain of $0.2 million to the joint venture.  One property remains in this joint venture.

In June, 2012 the Ramco 191 LLC sold a portion of a shopping center located in Cartersville, Georgia for $4.6 million resulting in a $0.1 million loss, of which our share was $18,000, generating approximately $4.3 million in net cash proceeds, of which our share was $0.9 million.  Of the two remaining outparcels, one was sold in September 2012 generating $0.8 million in net cash proceeds, of which our share was $0.2 million. The remaining parcel sale was completed subsequent to the quarter ended September 30, 2012.

Debt

Our unconsolidated joint ventures had the following debt outstanding at September 30, 2012:

Balance
Entity Name	Outstanding
(In thousands)
Ramco/Lion Venture LP (1)	$196,082
Ramco 450 Venture LLC (2)	170,065
Ramco 191 LLC (3)	7,962
$374,109
Unamortized premium	58
Total mortgage debt	$374,167

(1)	Maturities range from July 2013 to June 2020 with interest rates ranging from 5.0% to 8.2%.
(2)	Maturities range from January 2013 to January 2017 with interest rates ranging from 5.3% to 6.0%.
(3)	Balance relates to Paulding Pavillion's mortgage loan which was extended to December 2012. The interest rate is variable based on LIBOR plus 3.50%.

Subsequent to the quarter ended September 30, 2012, Ramco/Lion Venture LP completed the conveyance of its ownership interest in Gratiot Crossing to the lender in lieu of repayment of a non-recourse mortgage loan in the amount of $13.4 million, of which our share is approximately $4.0 million.  In December 2011, the joint venture recorded an impairment provision of $5.5 million related to this property, of which our share was $1.6 million, as a result of an anchor tenant’s decision not to renew its lease.

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

The following table provides information for our fees earned which are reported in our condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Management fees	$636	$677	$2,006	$2,065
Leasing fees	253	458	683	758
Acquisition/disposition fees	-	66	-	66
Construction fees	132	105	246	204
Total	$1,021	$1,306	$2,935	$3,093

6.  Other Assets, Net

Other assets consist of the following:

	September 30, 2012	December 31, 2011
	(In thousands)
Deferred leasing costs, net	$17,205	$14,895
Deferred financing costs, net	6,406	5,565
Lease intangible assets, net	26,512	13,702
Straight-line rent receivable, net	15,156	16,030
Prepaid and other deferred expenses, net	6,857	6,702
Other, net	1,912	2,342
Other assets, net	$74,048	$59,236

Total accumulated amortization of other assets was $33.0 million and $27.3 million at September 30, 2012 and December 31, 2011, respectively.

Intangible assets attributable to lease origination costs and for above-market leases are being amortized over the lives of the applicable lease.  Amortization of lease origination costs is an increase to amortization expense and amortization of above-market leases is a reduction to minimum rent revenue over the initial terms of the respective leases.  Amortization of the above-market leases resulted in a reduction of revenue of approximately $0.6 million and $0.5 million for the nine months ended September 30, 2012 and 2011, respectively.

Unbilled straight-line rent receivables of $15.2 million and $16.0 million at September 30, 2012 and December 31, 2011, respectively are net of allowances of $2.6 million and $1.5 million for the same period.

7.  Debt

The following table summarizes our mortgages and notes payable and capital lease obligation as of September 30, 2012 and December 31, 2011:

Mortgages and Notes Payable	September 30, 2012	December 31, 2011
	(In thousands)
Fixed rate mortgages	$294,271	$325,840
Unsecured revolving credit facility	45,000	29,500
Unsecured term loan facilities	180,000	135,000
Junior subordinated notes	28,125	28,125
	547,396	518,465
Unamortized premium	24	47
	$547,420	$518,512

Capital lease obligation (1)	$6,104	$6,341

(1)
99 year ground lease expires September 2103.  However, an anchor tenant’s exercise of its option to purchase its parcel in October 2014 would require us to purchase the real estate that is subject to the ground lease.

On July 19, 2012 we entered into a $360 million unsecured credit facility which amends and restates our prior $250 million facility.  The amended facility is comprised of a $240 million revolving line of credit with a four-year term and one-year extension option and a five-year $120 million term loan.  The amended facility can be upsized to $450 million through an accordion feature.  Borrowings under the amended facility are priced at LIBOR plus 165 to 225 basis points based upon a pricing grid tied to our leverage ratio.

We repaid two wholly owned property mortgages secured by our Coral Creek and The Crossroads shopping centers totaling $19.4 million.  The mortgages bore interest at a fixed rate of 6.8% and 6.5%, respectively.  Our remaining fixed rate mortgages have interest rates ranging from 5.1% to 7.6%, and are due at various maturity dates from July 2013 through April 2020.  The fixed rate mortgage notes are secured by mortgages on properties that have an approximate net carrying value of $272.4 million as of September 30, 2012.

In June 2012, we conveyed our ownership interest in the Kentwood Towne Centre located in Kentwood, Michigan to the lender in exchange for release from an $8.5 million non-recourse mortgage obligation.

We had net borrowings of $15.5 million on our revolving credit facility during the nine months ended September 30, 2012 and had outstanding letters of credit issued under our revolving credit facility, not reflected in the accompanying condensed consolidated balance sheets, of $1.2 million. These letters of credit reduce borrowing availability under the bank facility.

The revolving credit and term loan facilities contain financial covenants relating to total leverage, fixed charge coverage ratio, tangible net worth and various other calculations.  As of September 30, 2012, we were in compliance with these covenants.

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

The following table presents scheduled principal payments on mortgages and notes payable as of September 30, 2012:

Year Ending December 31,
(In thousands)
2012 (October 1 - December 31)	$1,132
2013	17,360
2014	33,432
2015	76,712
2016 (1)	46,648
Thereafter	372,112
Subtotal debt	547,396
Unamortized premium	24
Total debt (including unamortized premium)	$547,420

(1)	Scheduled maturities in 2016 include $45 million which represents the balance of the unsecured revolving credit facility drawn as of September 30, 2012.

We have no mortgage maturities until the third quarter of 2013 and it is our intent to repay these mortgages using cash, borrowings under our unsecured line of credit, or other sources of financing.

8.  Other Liabilities, net

Other liabilities consist of the following:

	September 30, 2012	December 31, 2011
	(In thousands)
Lease intangible liabilities, net	$14,784	$7,722
Cash flow hedge marked-to-market liability	5,991	2,828
Deferred liabilities	2,714	2,644
Tenant security deposits	1,956	1,866
Other, net	417	468
Other liabilities, net	$25,862	$15,528

The increase in other liabilities was primarily due to the acquisitions that were completed in June 2012 and the allocation of a portion of the purchase price to lease intangible liabilities.  The lease intangible liability relates to below-market leases that are being accreted over the applicable terms of the acquired leases, which resulted in an increase of revenue of $0.6 million and $0.4 million for the nine months ended September 30, 2012 and 2011, respectively.

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

The table below presents the recorded amount of liabilities measured at fair value on a recurring basis as of September 30, 2012.

	Total
Liabilities	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Derivative liabilities - interest rate swaps	$(5,991)	$-	$(5,991)	$-

The carrying values of cash and cash equivalents, restricted cash, receivables and accounts payable and accrued liabilities are reasonable estimates of their fair values because of the short maturity of these financial instruments.

We estimated the fair value of our debt based on our incremental borrowing rates for similar types of borrowing arrangements with the same remaining maturity and on the discounted estimated future cash payments to be made for other debt.  The discount rates used approximate current lending rates for loans or groups of loans with similar maturities and credit quality, assumes the debt is outstanding through maturity and considers the debt’s collateral (if applicable).  Since such amounts are estimates that are based on limited available market information for similar transactions, there can be no assurance that the disclosed value of any financial instrument could be realized by immediate settlement of the instrument.  Fixed rate debt (including variable rate debt swapped to fixed through derivatives) with carrying values of $457.4 million and $489.0 million as of September 30, 2012 and December 31, 2011, respectively, has fair values of approximately $457.7 million and $473.7 million, respectively.  Variable rate debt’s fair value is estimated to be the carrying values of $90 million and $29.5 million as of September 30, 2012 and December 31, 2011, respectively.

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

The table below presents the recorded amount of assets at the time they were marked to fair value during the nine months ended September 30, 2012 on a nonrecurring basis.  We did not have any material liabilities that were required to be measured at fair value on a nonrecurring basis during the nine months ended September 30, 2012.

	Total				Total
Assets	Fair Value	Level 1	Level 2	Level 3	Losses
	(In thousands)
Income producing properties	$8,227	$-	$-	$8,227	$(2,536)
Investments in unconsolidated entities	1,199			$1,199	$(294)
Total	$9,426	$-	$-	$9,426	$(2,830)

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

At September 30, 2012, we had four interest rate swap agreements with an aggregate notional amount of $135.0 million that were designated as cash flow hedges.  The agreements provided for swapping one-month LIBOR interest rates ranging from 1.2% to 2.0% on our $75.0 million and $60.0 million unsecured term loans and have expirations ranging from April 2016 to October 2018.  There were no interest rate swap agreements in effect for the same period in 2011.

The following table summarizes the notional values and fair values of our derivative financial instruments as of September 30, 2012:

	Hedge	Notional	Fixed	Fair	Expiration
Underlying Debt	Type	Value	Rate	Value	Date
		(in thousands)		(in thousands)
Unsecured term loan facility	Cash Flow	$75,000	1.2175%	$2,189	04/2016
Unsecured term loan facility	Cash Flow	30,000	2.0480%	2,065	10/2018
Unsecured term loan facility	Cash Flow	25,000	1.8500%	1,456	10/2018
Unsecured term loan facility	Cash Flow	5,000	1.8400%	281	10/2018
		$135,000		$5,991

The following table presents the fair values of derivative financial instruments in our condensed consolidated balance sheets as of September 30, 2012 and December 31, 2011, respectively:

	Liability Derivatives
	September 30, 2012		December 31, 2011

Derivatives designated as	Balance Sheet	Fair	Balance Sheet	Fair
hedging instruments	Location	Value	Location	Value
		(In thousands)		(In thousands)

Interest rate contracts	Other liabilities	$(5,991)	Other liabilities	$(2,828)

Total		$(5,991)	Total	$(2,828)

The effect of derivative financial instruments on our condensed consolidated statements of operations for the nine months ended September 30, 2012 and 2011 is summarized as follows:

			Location of	Amount of Loss
	Amount of Loss		Loss	Reclassified from
	Recognized in OCI on Derivative		Reclassified from	Accumulated OCI into
	(Effective Portion)		Accumulated OCI	Income (Effective Portion)
Derivatives in Cash Flow	Nine Months Ended September 30,		into Income	Nine Months Ended September 30,
Hedging Relationship	2012	2011	(Effective Portion)	2012	2011
	(In thousands)			(In thousands)
Interest rate contracts	$(3,163)	$(2,023)	Interest Expense	$(1,319)	$(111)

Total	$(3,163)	$(2,023)	Total	$(1,319)	$(111)

11.   Earnings Per Common Share

The following table sets forth the computation of basic earnings per share (“EPS”):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands, except per share data)

Income from continuing operations	$3,208	$5,853	$7,057	$2,812
Net (income) loss from continuing operations attributable to noncontrolling interest	(153)	(392)	86	(177)
Preferred share dividends	(1,813)	(1,813)	(5,438)	(3,432)
Allocation of continuing income to restricted share awards	(14)	(36)	(26)	21
Income (loss) from continuing operations attributable to RPT	$1,228	$3,612	$1,679	$(776)

Income (loss) from discontinued operations	113	(51)	(1,624)	8,266
Net (income) loss from discontinued operations attributable to noncontrolling interest	(5)	3	105	(562)
Allocation of discontinued (income) loss to restricted share awards	(1)	-	14	(72)
Income (loss) from discontinued operations attributable to RPT	107	(48)	(1,505)	7,632
Net Income available to common shareholders	$1,335	$3,564	$174	$6,856

Weighted average shares outstanding, Basic	46,911	38,596	42,834	38,351

Income (loss) per share common share, Basic
Continuing operations	$0.03	$0.09	$0.04	$(0.02)
Discontinued operations	-	-	(0.04)	0.20
Net income available to common shareholders	$0.03	$0.09	$-	$0.18

The following table sets forth the computation of diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands, except per share data)

Income from continuing operations	$3,208	$5,853	$7,057	$2,812
Net (income) loss from continuing operations attributable to noncontrolling interest	(153)	(392)	86	(177)
Preferred share dividends	(1,813)	(1,813)	(5,438)	(3,432)
Allocation of continuing income to restricted share awards	(14)	(36)	(26)	21
Allocation of over distributed continuing income to restricted share awards	(5)	-	(15)	(12)
Income (loss) from continuing operations attributable to RPT	$1,223	$3,612	$1,664	$(788)

Income (loss) from discontinued operations	113	(51)	(1,624)	8,266
Net (income) loss from discontinued operations attributable to noncontrolling interest	(5)	3	105	(562)
Allocation of discontinued income to restricted share awards	-	-	2	(5)
Income (loss) from discontinued operations attributable to RPT	108	(48)	(1,517)	7,699
Net Income available to common shareholders	$1,331	$3,564	$147	$6,911

Weighted average shares outstanding, Basic	46,911	38,596	42,834	38,351
Stock options and restricted stock awards using the treasury method	286	143	281	162
Dilutive effect of securities (1)	-	-	-	-
Weighted average shares outstanding, Diluted	47,197	38,739	43,115	38,513

Income (loss) per share common share, Basic
Continuing operations	$0.03	$0.09	$0.04	$(0.02)
Discontinued operations	-	-	(0.04)	0.20
Net income available to common shareholders	$0.03	$0.09	$-	$0.18

(1) The assumed conversion of preferred shares are anti-dilutive for all periods presented and accordingly, have been excluded from the weighted average common shares used to compute diluted EPS.

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

We recognized share-based compensation expense of $1.6 million and $1.4 million for the nine months ended September 30, 2012 and 2011, respectively.

During the nine months ended September 30, 2012, we granted under the 2009 LTIP 119,375 shares of service-based restricted stock that vest over five years. The service-based awards are valued based on our closing stock price as of the grant date of March 1, 2012 and the expense is recognized on a graded vesting basis.  In addition, we granted under the 2012 LTIP 31,696 shares to non-employee trustees that vest over a one year period.

We also granted performance-based cash awards in March 2012 that are earned subject to a future performance measurement based on a three-year shareholder return peer comparison (“TSR Grant”).  If the performance criterion is met the actual value of the grant earned will be determined and 50% of the award will be paid in cash immediately while the balance will be paid in cash the following year.

Pursuant to ASC 718 – Stock Compensation, we determine the grant date fair value of TSR Grants, and any subsequent re-measurements, based upon a Monte Carlo simulation model.   We will recognize the compensation expense ratably over the requisite service period.  We are required to re-value the cash awards at the end of each quarter using the same methodology as was used at the initial grant date and adjust the compensation expense accordingly.  If at the end of the three-year measurement period the performance criteria are not met, compensation expense previously recognized would be reversed.  During 2012 we recognized compensation expense of $0.2 million related to the cash awards.  No such cash awards existed in 2011.

As of September 30, 2012, we had $4.5 million of total unrecognized compensation expense related to unvested restricted shares, options granted under our plans and performance based equity and cash awards.  This expense is expected to be recognized over a weighted-average period of 4.5 years.

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

As of September 30, 2012, we had a federal and state deferred tax asset of $0.2 million, net of a valuation allowance of $9.4 million.  We believe that it is more likely than not that the results of future operations will generate sufficient taxable income to recognize the net deferred tax assets.  These future operations are primarily dependent upon the profitability of our TRSs, the timing and amounts of gains on land sales, and other factors affecting the results of operations of the TRSs.  The valuation allowances relate to net operating loss carry forwards and tax basis differences where there is uncertainty regarding their realizability.

During the nine months ended September 30, 2012 we recorded an income tax benefit of approximately $18,000 compared to an income tax provision of approximately $1.0 million for the nine months ended September 30, 2011.

14.  Commitments and Contingencies

Construction Costs

In connection with the development and expansion of various shopping centers as of September 30, 2012, we had entered into agreements for construction costs of approximately $13.1 million.

In July 2012 we entered into a construction loan agreement with the seller/developer of an undeveloped land parcel adjacent to a shopping center we purchased in 2010.  Pursuant to the agreement, we will fund approximately $4.8 million towards the construction of Phase II, of which approximately $3.1 million has been incurred as of September 30, 2012.  The total construction loan advanced to the seller/developer for Phase II will be approximately $7.8 million which is comprised of $3.0 million provided in 2010, plus the new construction loan of $4.8 million.  In conjunction with the construction loan agreement we have entered into a purchase agreement to purchase Phase II upon completion of construction as well as approximately 12 acres of undeveloped land.  The purchase price will be approximately $10.5 million.

Litigation

We are currently involved in certain litigation arising in the ordinary course of business.

Leases

We lease office space for our corporate headquarters and our Florida office under operating leases.  During 2012 our Florida office relocated to space within a shopping center we own which accelerated the lease expiration to March 2013.  We also have operating leases for land at one of our shopping centers and a capital ground lease at our Gaines Marketplace Shopping Center.  Total amounts expensed relating to these leases was $1.0 million and $1.1 million for the nine months ended September 30, 2012 and 2011, respectively.

15.  Subsequent Events

We have evaluated subsequent events through the date that the condensed consolidated financial statements were issued.

On October 5, 2012 Ramco/Lion Venture LP, in which we have a 30% interest, conveyed the ownership interest in Gratiot Crossing located in Chesterfield, Michigan to the lender in exchange for release from a $13.4 million non-recourse mortgage obligation of which our share is approximately $4.0 million.

Also in October 2012 we completed the sale of the last remaining parcel of land at Collins Pointe shopping center, a property that was sold in June 2012 that was held in a joint venture in which we have a 20% interest.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements, including the respective notes thereto, which are included in this Form 10-Q.

Overview

We are a fully integrated, self-administered, publicly-traded REIT which owns, develops, acquires, manages and leases community shopping centers in the Eastern and Midwestern regions of the United States.  At September 30, 2012, we owned and managed, either directly or through our interest in real estate joint ventures, a portfolio of 80 shopping centers and one office building, with 15 million square feet of GLA.  We also owned interests in three parcels of land held for development or sale and six parcels of land adjacent to certain of our existing developed properties located in Colorado, Florida, Georgia, Michigan, Tennessee and Virginia.  Our core portfolio, which includes joint venture properties, was 94.4% leased at September 30, 2012.  Including properties in redevelopment or slated for redevelopment, our overall portfolio was 93.0% leased.

Economic Outlook

The economic performance and value of our shopping centers are dependent on various factors.  The general economic environment in the United States continues to improve slowly.  Continued high unemployment and the slower rate of growth may affect our tenant’s abilities to pay base rent, percentage rent or other charges which may adversely affect our financial condition and results of operations.  Further, our ability to re-lease vacant spaces may be negatively impacted by the slow national economic recovery.  These factors may impact the valuation of certain long-lived or intangible assets that are subject to impairment testing, potentially resulting in impairment provisions which may be material to our financial condition or results of operations.  While we believe the locations of our centers and diverse tenant base should mitigate the negative impact of the national economic environment, we may experience an increase in vacancy that will have a negative impact on our revenue and bad debt expense.  We continue to monitor our tenants’ operating performance as well as trends in the retail industry to evaluate any future impact.

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

Although the current retail real estate environment remains challenging, we have been able to execute upon our strategy by continuing to strengthen our balance sheet to allow financial and operational flexibility and recycle capital through strategic acquisitions and dispositions of our shopping center portfolio.  We accomplished the following activity during the nine months ended September 30, 2012:

Operating Activity

For the combined portfolio, including wholly-owned and joint venture properties we:

•	Executed 100 new leases totaling 480,306 square feet with an average rental rate of $14.10 per square foot; and
•	Executed 149 renewal leases totaling 885,908 square feet with an average rental rate of $11.96 per square foot.

Also during the period, we continued to redevelop two projects for which our proportionate share of cost will be $2.4 million.

Investing Activity

During the nine months ended September 30, 2012, we acquired five income-producing properties:

•
Harvest Junction North, Harvest Junction South and 14 acres of land all located in Longmont (metropolitan Boulder), Colorado, a new market for us.  Combined the two centers total 336,345 square feet with multiple national retailers.   The total acquisition cost was $71.7 million;

•	The Shoppes of Lakeland; a 183,842 square foot shopping center located in Lakeland, Florida for $28 million;
•	Central Plaza, a 166,431 square foot multi-anchored shopping center in Ballwin (St. Louis), Missouri for $21.6 million; and
•	Nagawaukee Shopping Center, an 113,617 square foot shopping center in Delafield (greater Milwaukee), Wisconsin for $15.0 million.

In addition, we sold four income-producing properties and one outparcel for net proceeds to us of $10.3 million.  Specifically, we sold:

•	Shopping centers in Osprey and Sarasota, Florida for $5.6 million resulting in a $0.1 million gain and generating $5.4 million in net cash proceeds;
•	A shopping center located in Flint, Michigan for $1.8 million resulting in a $0.1 million gain and generating approximately $1.3 million in net cash proceeds;
•	A freestanding single tenant building located in Toledo, Ohio for $1.7 million resulting in a $0.1 million gain and generating approximately $1.6 million in net cash proceeds; and
•	One land outparcel located in Roswell, Georgia generating net sales proceeds of $2.0 million and a net gain of $0.1 million.

Financing Activity

During the nine months ended September 30, 2012 we completed an underwritten public offering of 5.5 million newly issued common shares of beneficial interest at $12.10 per share.  The underwriters were granted an option to purchase an additional 0.825 million common shares and they fully exercised that option on June 1, 2012.  Our total net proceeds, after deducting expenses, was approximately $73.2 million which were used to reduce outstanding borrowings under our revolving credit facility and to fund a portion of the consideration for the acquisitions during this period, as well as for general corporate purposes.

Through our controlled equity offering we issued 2.3 million common shares and received approximately $28.1 million in net proceeds during the nine months ended September 30, 2012.  As of September 30, 2012 there were less than 10,000 shares remaining under this program.  On September 21, 2012 we entered into agreements related to a new controlled equity offering whereby we may sell up to 6 million common shares of beneficial interest once the remaining shares of the previous offering have been issued.

In July 2012 we entered into a $360 million unsecured credit facility which amends and restates our prior $250 million facility.  The amended facility is comprised of a $240 million revolving line of credit with a four-year term and one-year extension option and a five-year $120 million term loan.  The amended facility can be upsized to $450 million through an accordion feature.  Borrowings under the amended facility are priced at LIBOR plus 165 to 225 basis points based upon a pricing grid tied to our leverage ratio.

We repaid two wholly owned property mortgages secured by our Coral Creek and The Crossroads shopping centers totaling $19.6 million and we conveyed our ownership interest in the Kentwood Towne Centre located in Kentwood, Michigan to the lender in exchange for release from an $8.5 million non-recourse mortgage obligation.

Land Held for Development or Sale

At September 30, 2012, we had three projects in pre-development and various parcels of land held for development or sale.  It is our policy to start vertical construction on new development projects only after the project has received entitlements, significant anchor commitments and construction financing, if appropriate.

During the quarter, we continued construction of a ground-up development located in Jacksonville, Florida which will be anchored by a 45,000 square foot Dick’s Sporting Goods and a 25,000 square foot Marshalls and will also include approximately 19,000 square feet of non-anchor space.  As of September 30, 2012, the total remaining projected cost is approximately $10.3 million and the project was 98.2% leased.  The project is expected to be substantially complete in the second quarter of 2013.

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

Accounting Policies and Estimates

Our 2011 Annual Report on Form 10-K contains a description of our critical accounting policies, including initial adoption of accounting policies, revenue recognition and accounts receivable, real estate investment, off balance sheet arrangements, fair value measurements and deferred charges.  For the nine months ended September 30, 2012, there were no material changes to these policies.

Comparison of three months ended September 30, 2012 to 2011

The following summarizes certain line items from our unaudited condensed consolidated statements of operations which we believe are important in understanding our operations and/or those items which have significantly changed in the three months ended September 30, 2012 as compared to the same period in 2011:

	Three Months Ended September 30,
	2012	2011	Dollar Change	Percent Change
	(In thousands)
Total revenue	$32,695	$30,649	$2,046	6.7%
Recoverable operating expense	8,049	7,210	839	11.6%
Other non-recoverable operating expense	682	946	(264)	-27.9%
Depreciation and amortization	10,614	8,433	2,181	25.9%
General and administrative expense	4,990	5,345	(355)	-6.6%
Other income, net	54	192	(138)	71.9%
Gain on sale of real estate	-	45	(45)	NM
Earnings from unconsolidated joint ventures	1,008	3,702	(2,694)	-72.8%
Interest expense	(6,430)	(6,320)	(110)	1.7%
Amortization of deferred financing fees	(354)	(387)	33	-8.5%
Provision for impairment on equity investments in unconsolidated joint ventures	(294)	-	(294)	100.0%
Deferred gain recognized upon acquisition of real estate	845	-	845	100.0%
Income tax benefit (provision)	19	(94)	113	-120.2%
Income (loss) from discontinued operations	113	(51)	164	-321.6%
Net income attributable to noncontrolling interest	(158)	(389)	231	-59.4%
Preferred share dividends	(1,813)	(1,813)	-	0.0%
Net income available to common shareholders	$1,350	$3,600	$2,250	-62.5%

NM - Not meaningful

Total revenue increased $2.0 million, or 6.7%, to $32.7 million for the three months ended September 30, 2012 from $30.7 million in 2011, primarily due to increases in minimum rent and recovery income related to our acquisitions in 2011 and 2012.

Recoverable operating expense and real estate taxes increased $0.8 million, or 11.6%, to $8.0 million in 2012 from $7.2 million in 2011.  The increase was primarily related to our acquisitions in 2011 and 2012 partly offset by lower real estate tax expense.

Other non-recoverable operating expense decreased $0.3 million, or 27.9%, to $0.7 million in 2012 from $1.0 million in 2011.  The decrease was primarily due to lower bad debt expense and lower landlord tenant vacancy costs.

Depreciation and amortization expense increased $2.2 million, or 25.9%, to $10.6 million in 2012 from $8.4 million in 2011.  The increase was primarily due to our acquisitions and related lease origination costs in 2011 and 2012.

General and administrative expense decreased $0.4 million or 6.6% to $4.9 million in 2012 from $5.3 million in 2011.  The decrease was primarily due to severance costs incurred in 2011.

Earnings from unconsolidated joint ventures decreased $2.7 million to $1.0 million in 2012 from $3.7 million in 2011 due to a $2.7 million gain on the sale of a joint venture property in 2011.

As a result of the sale of a property in one of our joint ventures in the third quarter of 2012 we recorded an impairment of $0.3 million on our remaining investment in the joint venture.

Also in the third quarter of 2012 we recorded a deferred gain of $0.8 million related to our proportional 7% equity interest when the property was sold to the joint venture in 2007.

Comparison of nine months ended September 30, 2012 to 2011

The following summarizes certain line items from our unaudited condensed consolidated statements of operations which we believe are important in understanding our operations and/or those items which have significantly changed in the nine months ended September 30, 2012 as compared to the same period in 2011:

	Nine Months Ended September 30,
	2012	2011	Dollar Change	Percent Change
	(In thousands)
Total revenue	$94,595	$88,087	$6,508	7.4%
Recoverable operating expense	24,122	22,408	1,714	7.6%
Other non-recoverable operating expense	1,956	2,268	(312)	-13.8%
Depreciation and amortization	28,990	25,505	3,485	13.7%
General and administrative expense	14,746	15,265	(519)	-3.4%
Other interest (expense), net	171	(219)	390	178.1%
Gain on sale of real estate	69	231	(162)	-70.1%
Earnings from unconsolidated joint ventures	2,084	5,336	(3,252)	-60.9%
Interest expense	(19,509)	(20,743)	1,234	-5.9%
Amortization of deferred financing fees	(1,108)	(1,482)	374	-25.2%
Provision for impairment on equity investments in unconsolidated joint ventures	(294)	-	(294)	100.0%
Deferred gain recognized upon acquisition of real estate	845	-	845	100.0%
Loss on extinguishment of debt	-	(1,968)	1,968	-100.0%
Income tax provision	18	(984)	1,002	-101.8%
(Loss) income from discontinued operations	(1,624)	8,266	(9,890)	-119.6%
Net loss (income) attributable to noncontrolling interest	191	(739)	930	-125.8%
Preferred share dividends	(5,438)	(3,432)	(2,006)	58.4%
Net income available to common shareholders	$186	$6,907	$6,721	-97.3%

Total revenue increased $6.5 million, or 7.4%, to $94.6 million for the nine months ended September 30, 2012 from $88.1 million in 2011, primarily due to increases in minimum rent and recovery income related to our acquisitions in 2011 and 2012.

Recoverable operating expense and real estate taxes increased $1.7 million, or 7.6%, to $24.1 million in 2012 from $22.4 million in 2011 and 2012.  The increase was primarily related to our acquisitions in 2011, partly offset by lower real estate tax expense.

Depreciation and amortization expense increased $3.5 million, or 13.7%, to $29.0 million in 2012 from $25.5 million in 2011.  The increase was primarily due to our acquisitions and related lease origination costs in 2011 and 2012.

General and administrative expense decreased $0.5 million or 3.4% to $14.8 million in 2012 from $15.3 million in 2011.  The decrease was primarily due to severance costs incurred in 2011.

Other income (expense), net increased $0.4 million, or 178.1%, to net other income of $0.2 million in 2012 from net other expense of $0.2 million in 2011.  The increase was primarily due to insurance proceeds of $0.7 million received in 2012 for a tenant fire, partly offset by real estate tax and insurance costs related to land held for development or sale.

Earnings from unconsolidated joint ventures decreased $3.3 million to $2.1 million in 2012 from $5.4 million in 2011 related to a $0.3 million net gain on our West Acres equity balance and a higher proportionate share of lease termination fee income. 2011 included a $2.7 million gain on the sale of a joint venture property.

Interest expense decreased $1.2 million, or 5.9%, to $19.5 million in 2012 from $20.7 million in 2011 due primarily to lower revolving credit facility/term loan interest and the payoff of several mortgages in 2011 and 2012.

Amortization of deferred financing fees decreased $0.4 million to $1.1 million in 2012 from $1.5 million in 2011.  The decrease is primarily due to the refinancing of our revolving credit facility in the second quarter of 2011.

As a result of the sale of a property in one of our joint ventures in the third quarter of 2012 we recorded an impairment of $0.3 million on our remaining investment in the joint venture.

In the third quarter of 2012 we recorded a deferred gain of $0.8 million related to our proportional 7% equity interest when the property was sold to the joint venture in 2007.

In the second quarter of 2011 we recorded a one-time write-off of unamortized deferred financing costs related to the extinguishment of debt of approximately $2.0 million.  There was no similar charge in 2012.

The income tax benefit was $18,000 in 2012 compared to a tax provision of $1.0 million in 2011.  In 2011 the Michigan Business Tax was repealed resulting in a one-time write-off of net deferred tax assets of $0.8 million.

Loss from discontinued operations was $1.6 million in 2012 compared to income of $8.3 million in 2011.  In 2012 we recorded a gain on sale of real estate of $0.3 million compared to $8.4 million in 2011 and the subject properties recorded net operating income of $0.4 million in 2012 compared to a net operating loss of $0.2 million in 2011.  In addition, in 2012 a non-cash provision for impairment of $2.5 and a $0.3 million gain on extinguishment of debt was recorded related to a property that was previously held in a consolidated joint venture.  In June 2012, the joint venture completed a deed-in-lieu transfer to the lender in exchange for full release under its mortgage loan obligation.

Preferred share dividends increased $2.0 million or 58.4%, to $5.4 million in 2012 from $3.4 million in 2011 due to the preferred equity offering that was completed in April 2011.

Liquidity and Capital Resources

On May 22, 2012 we completed an underwritten public offering of 5.5 million newly issued common shares of beneficial interest at $12.10 per share.  The underwriters were granted an option to purchase an additional 0.825 million common shares and they fully exercised that option on June 1, 2012.  Our total net proceeds, after deducting expenses, were approximately $73.2 million

Our internally generated funds and distributions from operating centers and other investing activities, augmented by use of our existing lines of credit and equity sales through our controlled equity offering, provide resources to maintain our current operations and assets and pay dividends. Generally, our need to access the capital markets is limited to refinancing debt obligations at or near maturity and funding major capital investments and acquisitions. See “Planned Capital Spending” for more details.

At September 30, 2012, we had $8.4 million and $4.9 million in cash and cash equivalents and restricted cash, respectively.  Restricted cash was comprised primarily of funds held in escrow to pay real estate taxes, insurance premiums, and certain capital expenditures.

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

We had one mortgage debt maturity in 2012 in the amount of $10.7 million which was paid in full on June 1, 2012.  Our next scheduled debt maturities are in the third quarter of 2013.  As opportunities arise and market conditions permit, we will continue to pursue the strategy of selling mature properties or non-core assets that no longer meet our investment criteria.  Our ability to obtain acceptable selling prices and satisfactory terms and financing will impact the timing of future sales.  We anticipate using net proceeds from the sale of properties to reduce outstanding debt and support future growth initiatives.

Long-Term Liquidity Requirements

Our long-term liquidity needs consist primarily of funds necessary to pay indebtedness at maturity, potential acquisitions of properties, redevelopment of existing properties, the development of land held and non-recurring capital expenditures.

As of September 30, 2012, $193.8 million was available to be drawn on our unsecured revolving credit facility subject to continuing compliance with maintenance covenants that may affect availability.

For the nine months ended September 30, 2012, our cash flows were as follows compared to the same period in 2011:

	Nine Months Ended September 30,
	2012	2011
	(In thousands)
Cash provided by operating activities	$43,267	$32,178
Cash used in investing activities	(156,658)	(38,406)
Cash provided by financing activities	109,589	17,855

●
We generated $43.3 million in cash flows from operating activities as compared to $32.2 million in 2011.  Net operating income increased $3.0 million as a result of our acquisitions (net of dispositions) and our leasing activity at our shopping centers.  Interest expense decreased $2.2 million because of deleveraging, reducing interest rates on our bank financings, and using more variable-rate debt, which has lower rates than long-term, fixed rate financing.  General and administrative expense, excluding share-based compensation, decreased $0.9 million due to cost control initiatives and lower severance expense.

●
Investing activities used $156.7 million of cash flows as compared to $38.4 million in 2011. Additions to real estate increased $108.0 million, reflecting a higher volume of acquisitions by $97.5 million, an increase in development funding by $9.4 million, and a modest increase in capital expenditures of $1.1 million.  Net proceeds from sales of real estate and distributions from the sale of joint venture property together decreased $16.2 million.  Investment in unconsolidated joint ventures decreased $6.0 million.

●
Cash flows provided by financing activities were $109.6 million as compared to $17.9 million in 2011.  This difference of $91.7 million is primarily explained by our net borrowing of $37.4 million of debt and payment of $2.0 million in deferred financing costs in 2012 compared to net repayment of $62.8 million of debt and payment of $2.7 million in deferred financing costs in 2011.  In 2012 we had proceeds of $101.6 million from common stock issuance compared to $105.5 million in proceeds from the issuance of common stock and preferred shares in 2011.  Cash dividends to preferred shareholders were $3.8 million higher in 2012 as dividends did not commence until April in 2011.  Cash dividends to common shareholders were higher by $1.7 million due to the increase in the number of common shares outstanding.

Dividends and Equity

We believe that we currently qualify, and we intend to continue to qualify in the future as a REIT under the Internal Revenue Code of 1986, as amended (“the Code”).  Under the Code, as a REIT we must distribute annually to our shareholders at least 90% of our REIT taxable income annually, excluding net capital gains.  Our dividend policy is set by our Board of Trustees, which monitors our financial results and financial position quarterly.

On August 8, 2012, our Board of Trustees declared a quarterly cash dividend distribution of $0.16325 per common share paid to common shareholders of record on September 20, 2012.  Our quarterly dividend has not changed since September, 2009.  Future dividends will be declared at the discretion of our Board of Trustees.  On an annual basis, we intend to make distributions to shareholders of at least 90% of our REIT taxable income, excluding net capital gains, in order to maintain qualification as a REIT.  On an annualized basis, our current dividend is above our estimated minimum required distribution.

Distributions paid by us are funded from cash flows from operating activities. To the extent that cash flows from operating activities were insufficient to pay total distributions for any period, alternative funding sources may be used. Examples of alternative funding sources may include proceeds from sales of real estate and bank borrowings.  Although we may use alternative sources of cash to fund distributions in a given period, we expect that distribution requirements for an entire year will be met with cash flows from operating activities.  Additionally, we declared a quarterly cash dividend of $0.90625 per preferred share to preferred shareholders of record on September 20, 2012 unchanged from the dividend declared for the same period in 2011.

	Nine Months Ended September 30,
	2012	2011
	(In thousands)
Cash provided by operating activities	$43,267	$32,178

Cash distributions to preferred shareholders	(5,438)	(1,619)
Cash distributions to common shareholders	(20,500)	(18,831)
Cash distributions to operating partnership unit holders	(1,290)	(1,447)
Total distributions	$(27,228)	$(21,897)

Surplus	$16,039	$10,281

For the nine months ended September 30, 2012, we issued 2.3 million common shares through our controlled equity offering generating $28.1 million in net proceeds, after sales commissions and fees of $0.6 million.  We used the net proceeds for general corporate purposes including the repayment of debt.  We originally registered up to 3.0 million common shares for issuance from time to time, in our sole discretion, through our controlled equity offering sales agreement, of which less than 10,000 shares remained unsold as of September 30, 2012.  The shares issued in the controlled equity offering are registered with the Securities and Exchange Commission (“SEC”) on our registration statement on Form S-3 (No. 333-174805).  Also during the third quarter, we entered into a new controlled equity offering whereby we may sell up to 6.0 million common shares of beneficial interest once the shares of the previous offering have been issued.

In the second quarter of 2012, we issued 6.325 million common shares through equity offerings generating $73.2 million in net proceeds which we used to reduce outstanding borrowings under our revolving credit facility and to fund a portion of the consideration for the acquisition of four shopping centers.  The offering of the shares was made pursuant to our  registration statement on Form S-3 (No. 333-174805).

Debt

At September 30, 2012, we had four interest rate swap agreements in effect for an aggregate notional amount of $135.0 million converting a portion of our floating rate corporate debt to fixed rate debt.  After taking into account the impact of converting our variable rate debt to fixed rate debt by use of the interest rate swap agreements, at September 30, 2012, we had $90 million variable rate debt outstanding.

At September 30, 2012, we had $294.3 million of fixed rate mortgage loans encumbering certain consolidated properties.  Such mortgage loans are non-recourse, subject to certain exceptions for which we would be liable for any resulting losses incurred by the lender. These exceptions vary from loan to loan but generally include fraud or a material misrepresentation, misstatement or omission by the borrower, intentional or grossly negligent conduct by the borrower that harms the property or results in a loss to the lender, filing of a bankruptcy petition by the borrower, either directly or indirectly, and certain environmental liabilities.  In addition, upon the occurrence of certain of such events, such as fraud or filing of a bankruptcy petition by the borrower, we would be liable for the entire outstanding balance of the loan, all interest accrued thereon and certain other costs, penalties and expenses.

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

As of September 30, 2012, we had five equity investments in unconsolidated joint venture entities in which we owned 30% or less of the total ownership interest and accounted for these entities under the equity method.  Refer to Note 5 of the notes to the condensed consolidated financial statements for more information.

We have a 30% ownership interest in our Ramco Lion joint venture which owns a portfolio of 16 properties totaling 3.2 million square feet of GLA.  As of September 30, 2012, the properties had consolidated equity of $307.5 million.  Our total investment in the venture at September 30, 2012 was $78.5 million.  The Ramco Lion joint venture has total debt obligations of approximately $196.5 million with maturity dates ranging from 2013 through 2020.  Our proportionate share of the total debt is $59.0 million.  Such debt is non-recourse to the venture, subject to carve-outs customary to such types of mortgage financing.

We have a 20% ownership interest in our Ramco 450 joint venture which is a portfolio of eight properties totaling 1.6 million square feet of GLA.  As of September 30, 2012, the properties in the portfolio had consolidated equity of $124.5 million.  Our total investment in the venture at September 30, 2012 was $14.6 million.  The Ramco 450 joint venture has total debt obligations of approximately $169.7 million, with maturity dates ranging from 2013 through 2017.  Our proportionate share of the total debt is $33.9 million. Such debt is non-recourse to the venture, subject to carve-outs customary to such types of mortgage financing.

We also had ownership interests ranging from 7% - 20% in three smaller joint ventures that each own one property.  As of September 30, 2012, our total investment in these ventures was $3.4 million.  Only one property is encumbered of which our proportionate share of the non-recourse debt was $1.6 million with a maturity date of December 2012.

We review our equity investments in unconsolidated entities for impairment on a venture-by-venture basis whenever events or changes in circumstances indicate that the carrying value of the equity investment may not be recoverable.  In testing for impairment of these equity investments, we primarily use cash flow models, discount rates, and capitalization rates to estimate the fair value of properties held in joint ventures, and we also estimate the fair value of the debt of the joint ventures based on borrowing rates for similar types of borrowing arrangements with the same remaining maturity.  Considerable judgment by management is applied when determining whether an equity invest in an unconsolidated entity is impaired and, if so, the amount of the impairment.  Changes to assumptions regarding cash flows, discount rates, or capitalization rates could be material to our condensed consolidated financial statements.  We had a $0.3 million impairment provision for our equity investment in unconsolidated entities for the nine months ended September 30, 2012.  We had no similar provision for the nine months ended September 30, 2011.

Contractual Obligations

The following are our contractual cash obligations as of September 30, 2012:

	Payments due by period
Contractual Obligations	Total	Less than 1 year (1)	1-3 years	3-5 years	More than 5 years
	(In thousands)
Mortgages and notes payable:
Scheduled amortization	$18,460	$1,132	$11,604	$3,220	$2,504
Payments due at maturity	528,936	-	115,899	275,000	138,037
Total mortgages and notes payable (2)	547,396	1,132	127,503	278,220	140,541
Employment contracts	932	211	721	-	-
Capital lease (3)	6,801	169	6,632	-	-
Operating leases	4,252	182	1,703	2,367	-
Construction commitments	13,054	13,054	-	-	-
Total contractual obligations	$572,435	$14,748	$136,559	$280,587	$140,541

(1)	Amounts represent balance of obligation for the remainder of 2012, excluding interest expense of $6.5 million.
(2)	Total excludes interest expense of $153.7 million. Variable-rate debt interest is calculated using rates at September 30, 2012, excluding the effect of interest rate swaps.
(3)
99 year ground lease expires September 2103.  However, an anchor tenant’s exercise of its option to purchase its parcel in October 2014 would require us to purchase the real estate that is subject to the ground lease.

We anticipate that the combination of cash on hand, cash provided from operating activities, the availability under our credit facility ($193.8 million at September 30, 2012 subject to covenants), our access to the capital markets, and the sale of existing properties will satisfy our expected working capital requirements through at least the next 12 months.  Although we believe that the combination of factors discussed will provide sufficient liquidity, no assurance can be given.

At September 30, 2012, we did not have any contractual obligations that required or allowed settlement, in whole or in part, with consideration other than cash.

Mortgages and notes payable

See the analysis of our debt included in “Liquidity and Capital Resources”.

Employment Contracts

At September 30, 2012, we had employment contracts with our Chief Executive Officer and Chief Financial Officer that contain minimum guaranteed compensation.  All other employees are subject to at-will employment.

Operating and Capital Leases

We lease office space for our corporate headquarters and our Florida office under operating leases.  During 2012 our Florida office relocated to space within a shopping center we own which accelerated the lease expiration to March 2013.  We also have operating leases for land at one of our shopping centers and a capital ground lease at our Gaines Marketplace shopping center that provides the option to purchase the land parcel in October 2014 for approximately $5.0 million.

Construction Costs

In connection with the development and expansion of various shopping centers as of September 30, 2012, we have entered into agreements for construction activities with an aggregate cost of approximately $13.1 million.

In July 2012 we entered into a construction loan agreement with the seller/developer of an undeveloped land parcel adjacent to a shopping center we purchased in 2010.  Pursuant to the agreement, we will fund approximately $4.8 million towards the construction of Phase II, of which approximately $3.1 million has been incurred as of September 30, 2012.  The total construction loan advanced to the seller/developer for Phase II will be approximately $7.8 million which is comprised of $3.0 million provided in 2010, plus the new construction loan of $4.8 million.  In conjunction with the construction loan agreement we have entered into a purchase agreement to purchase Phase II upon completion of construction as well as approximately 12 acres of undeveloped land.  The purchase price will be approximately $10.5.

Planned Capital Spending

We are focused on our core strengths of enhancing the value of our existing portfolio of shopping centers through successful leasing efforts and the completion of our redevelopment projects currently in process.

In addition to the construction agreements of approximately $13.1 million we have entered into as of September 30, 2012, we anticipate spending an additional $3.4 million for the remainder of 2012 for capital expenditures including redevelopments.  Estimates for future spending will change as new projects are approved.

Disclosures regarding planned capital spending, including estimates regarding timing of tenant openings, capital expenditures and occupancy are forward-looking statements and certain significant factors discussed elsewhere in this document and our other filings with the SEC, including our Annual Report on Form 10-K could cause the actual results to differ materially.

Capitalization

At September 30, 2012, our total market capitalization was $1.3 billion.  Our market capitalization consisted of $545.1 million of net debt (including property-specific mortgages, an unsecured credit facility consisting of a revolving line of credit and term loan, an unsecured term loan, junior subordinated notes and a capital lease obligation), $630.9 million of common shares and OP Units (including dilutive securities and based on a market price of $12.53 at September 30, 2012), and $102.3 million of convertible perpetual preferred shares (based on a market price of $51.13 per share at September 30, 2012).  Our net debt to total market capitalization was 42.6% at September 30, 2012, as compared to 53.7% at September 30, 2011.  The decrease in total net debt to market capitalization was due primarily to the impact of the common equity offering completed in the second quarter of 2012 and an increase in our stock price.  Our outstanding debt at September 30, 2012 had a weighted average interest rate of 4.7%, and consisted of $457.4 million of fixed rate debt, including the impact of interest rate swap agreements, and $90 million of variable rate debt.  Outstanding letters of credit issued under the credit facility totaled approximately $1.2 million at September 30, 2012.

At September 30, 2012, the noncontrolling interest in the Operating Partnership represented a 4.7% ownership in the Operating Partnership.  The OP Units may, under certain circumstances, be exchanged for our common shares of beneficial interest on a one-for-one basis.  We, as sole general partner of the Operating Partnership, have the option, but not the obligation, to settle exchanged OP Units held by others in cash based on the current trading price of our common shares of beneficial interest.  Assuming the exchange of all OP Units, there would have been 50,070,115 of our common shares of beneficial interest outstanding at September 30, 2012, with a market value of approximately $627.4 million.

Inflation

Inflation has been relatively low in recent years and has not had a significant detrimental impact on the results of our operations.   Should inflation rates increase in the future, substantially all of our tenant leases contain provisions designed to mitigate the negative impact of inflation in the near term.  Such lease provisions include clauses that require our tenants to reimburse us for real estate taxes and many of the operating expenses we incur.  Also, many of our leases provide for periodic increases in base rent which are either of a fixed amount or based on changes in the consumer price index and/or percentage rents (where the tenant pays us rent based on percentage of its sales).  Significant inflation rate increases over a prolonged period of time may have a material adverse impact on our business.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands, except per share data)
Net income available to common shareholders	$1,350	$3,600	$186	$6,907
Adjustments:
Rental property depreciation and amortization expense	10,479	8,657	28,881	27,011
Pro-rata share of real estate depreciation from unconsolidated joint ventures	1,614	1,658	4,984	4,944
Add preferred share dividends (assumes if converted) (1)	1,813	1,813	-	-
Loss (gain) on sale of depreciable real estate	-	33	(336)	(6,177)
Loss (gain) on sale of joint venture depreciable real estate (2)	57	(2,718)	75	(2,718)
Provision for impairment on income-producing properties (3)	-	-	1,976	-
Provision for impairment on joint venture income-producing properties (2)	-	-	50	-
Provision for impairment on equity investments in unconsolidated joint ventures	294	-	294	-
Deferred gain recognized upon acquisition of real estate	(845)	-	(845)	-
Noncontrolling interest in Operating Partnership	157	387	274	744
FUNDS FROM OPERATIONS	$14,919	$13,430	$35,539	$30,711

Weighted average common shares	46,911	38,596	42,834	38,351
Shares issuable upon conversion of Operating Partnership Units	2,437	2,784	2,556	2,837
Shares issuable upon conversion of preferred shares (1)	6,940	6,940	-	-
Dilutive effect of securities	286	143	281	162
Weighted average equivalent shares outstanding, diluted	56,574	48,463	45,671	41,350

Funds from operations per diluted share	$0.26	$0.28	$0.78	$0.74

(1) Series D convertible preferred shares were dilutive for the three months ended September 30, 2012 and 2011 and antidilutive for the nine months ended September 30, 2012 and 2011.
(2) Amount included in earnings from unconsolidated joint ventures.
(3) Amount represents our proportionate ownership share of the total for one property that was previously held in a consolidated partnership. Subsequently, ownership was conveyed to the lender in exchange for full release under its mortgage loan obligation in the amount of $8.5 million.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We have exposure to interest rate risk on our variable rate debt obligations.  Based on market conditions, we may manage our exposure to interest rate risk by entering into interest rate swap agreements to hedge our variable rate debt.  We are not subject to any foreign currency exchange rate risk or commodity price risk, or other material rate or price risks.  Based on our debt and interest rates and interest rate swap agreements in effect at September 30, 2012, a 100 basis point change in interest rates would impact our future earnings and cash flows by approximately $0.9 million annually.  We believe that a 100 basis point change in interest rates would have a minimal impact in the fair value of our total outstanding debt at September 30, 2012.

We had interest rate swap agreements with an aggregate notional amount of $135.0 million as of September 30, 2012.  The agreements provided for fixed rates ranging from 1.2% to 2.0% and had expirations ranging from April 2016 to October 2018.  The following table sets forth information as of September 30, 2012 concerning our long-term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates of maturing amounts and fair market:

								Fair
	2012	2013	2014	2015	2016 (1)	Thereafter	Total	Value
	(In thousands)
Fixed-rate debt	$1,132	$17,360	$33,432	$76,712	$1,648	$327,112	$457,396	$457,713
Average interest rate	6.2%	5.9%	5.5%	5.3%	6.6%	5.1%	5.2%	5.1%
Variable-rate debt	$-	$-	$-	$-	$45,000	$45,000	$90,000	$90,000
Average interest rate	0.0%	0.0%	0.0%	0.0%	1.9%	1.9%	1.9%	1.9%

(1)	Scheduled maturities include $45 million of unsecured line of credit that includes a one-year extension option through July 2017.

We estimated the fair value of our fixed rate mortgages using a discounted cash flow analysis, based on borrowing rates for similar types of borrowing arrangements with the same remaining maturity.  Considerable judgment is required to develop estimated fair values of financial instruments.  The table incorporates only those exposures that exist at September 30, 2012 and does not consider those exposures or positions which could arise after that date or firm commitments as of such date.  Therefore, the information presented therein has limited predictive value.  Our actual interest rate fluctuations will depend on the exposures that arise during the period and on market interest rates at that time.

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

We carried out an assessment as of September 30, 2012 of the effectiveness of the design and operation of our disclosure controls and procedures.  This assessment was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.  Based on such evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that such disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2012.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

RAMCO-GERSHENSON PROPERTIES TRUST

Date: November 7, 2012	By:/s/ DENNIS E. GERSHENSON Dennis E. Gershenson President and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2012	By: /s/ GREGORY R. ANDREWS Gregory R. Andrews Chief Financial Officer (Principal Financial and Accounting Officer)