Form 10-K
period 2012-12-31
RAMCO GERSHENSON PROPERTIES TRUST
filed 2013-02-27
CIK 842183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

Large Accelerated Filer [ ]	Accelerated Filer [X]
Non-Accelerated Filer [ ] (Do not check if small reporting company)	Small Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]    No [X]

The aggregate market value of the common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2012) was $567,519,272.

Number of common shares outstanding as of February 15, 2013: 51,078,800

DOCUMENT INCORPORATED BY REFERENCE

 Portions of the registrant’s proxy statement for the annual meeting of shareholders to be held June 4, 2013 are in incorporated by reference into Part III of this Form 10-K.

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

General

Ramco-Gershenson Properties Trust is a fully integrated, self-administered, publicly-traded equity real estate investment trust (“REIT”).  Our primary business is the ownership and management of shopping centers located in targeted metropolitan markets predominantly in the Eastern and Midwestern United States.  Our property portfolio consists of 52 wholly owned shopping centers and one office building comprising approximately 10.0 million square feet.  In addition, we are co-investor in and manager of two significant joint ventures that own portfolios of shopping centers.  We own 30% of Ramco/Lion Venture L.P., an entity that owns 15 shopping centers comprising approximately 3.0 million square feet.  We own 20% of Ramco 450 Venture LLC, an entity that owns eight shopping centers comprising approximately 1.7 million square feet.  We also have ownership interests in three smaller joint ventures that each own a shopping center.  Our joint ventures are reported using equity method accounting.  We earn fees from the joint ventures for managing, leasing, and redeveloping the shopping centers they own.  We also own various parcels of land held for development or for sale, the majority of which are adjacent to certain of our existing developed properties.

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

We conduct substantially all of our business through our operating partnership, Ramco-Gershenson Properties, L.P. (the “Operating Partnership”), a Delaware limited partnership.  The Operating Partnership, either directly or indirectly through partnerships or limited liability companies, holds fee title to all owned properties.  As general partner of the Operating Partnership, we have the exclusive power to manage and conduct the business of the Operating Partnership.  As of December 31, 2012, we owned approximately 95.4% of the interests in the Operating Partnership.  The limited partners are reflected as noncontrolling interests in our financial statements and are generally individuals or entities that contributed interests in certain assets or entities to the Operating Partnership in exchange for units of limited partnership interest (“OP Units”).  OP units are generally exchangeable, at the holder’s option, for our common shares on a 1:1 basis or for cash.  The form of payment is at our election.

We operate in a manner intended to qualify as a REIT pursuant to the provisions of the Internal Revenue Code of 1986, as amended (the “Code”).  Certain of our operations, including property and asset management, as well as ownership of certain land parcels, are conducted through taxable REIT subsidiaries, (“TRSs”), which are subject to federal and state income taxes.

Business Objectives, Strategies and Significant Transactions

Our business objective is to own and manage high quality shopping centers that generate cash flow for distribution to our shareholders and that have the potential for capital appreciation.  To achieve this objective, we seek to acquire, develop, or redevelop shopping centers that meet our investment criteria.  We also seek to recycle capital through the sale of land or shopping centers that we deem to be fully valued or that no longer meet our investment criteria.  We use debt to finance our activities and focus on managing the amount, structure, and terms of our debt to limit the risks inherent in debt financing.  From time to time, we enter into joint venture arrangements where we believe we can benefit by owning a partial interest in shopping centers and by earning fees for managing the centers for our partners.

We invest in primarily large, multi-anchor shopping centers that include national chain store tenants and market dominant supermarket tenants selling products that satisfy everyday needs.  National chain anchor tenants in our centers include, among others, TJ Maxx/Marshalls, Bed Bath and Beyond, Home Depot and Kohl’s.  Supermarket anchor tenants in our centers include, among others, Publix Super Market, Whole Foods, Supervalu and Kroger.  Our shopping centers are primarily located in metropolitan markets predominantly in the Eastern and Midwestern regions of the United States, such as Detroit, Fort Lauderdale-Palm Beach, Jacksonville, Tampa, Atlanta, Chicago and St. Louis.

We also own parcels of developable land.  Approximately 25% of our developable land by net book value is available for sale to end users such as retailers that prefer to own their sites or to developers who seek to develop non-retail uses.  The remaining 75% of our land is held for development.  The timing of future development will depend on our ability to obtain approvals, pre-lease our proposed projects, and identify a source of construction financing.  At December 31, 2012 we had one development project under construction with a cost to date of $14.0 and expected remaining costs of $5.6 million.

Operating Strategies and Significant Transactions

Our operating objective is to maximize the risk-adjusted return on invested capital at our shopping centers.  We seek to do so by increasing the property operating income of our centers, controlling our capital expenditures, and monitoring our tenants’ credit risk.  Our operating strategies include:

•	Leasing our shopping centers to increase occupancy, maximize rental income, and attract more creditworthy and productive retail tenants;
•	Managing and maintaining our centers to appeal to retail tenants and shoppers while ensuring we garner appropriate value for our operating expenses and capital expenditures;
•	Redeveloping our centers to increase leasable area, reconfigure space for creditworthy tenants, and create outparcels; and
•	Generating temporary and ancillary income from non-rental agreements to use our parking lots, signage, rooftops, and other portions of our real estate.

During 2012, for the combined portfolio, including wholly-owned and joint venture properties we:

•	Executed 138 new leases comprised of approximately 0.7 million square feet at an average base rent of $14.55 per square foot;
•	Executed 192 renewal leases comprised of approximately 1.1 million square feet at an average base rent of $11.96 per square foot;
•	Reduced the number of vacant anchor spaces (spaces > 19,000 square feet) from eight to five; and
•	Reduced the number of anchor tenants that were lease obligated but not in occupancy from six to two.

Also, during 2012, we continued our strategy of redeveloping centers on a selective basis.  In particular, we completed one joint venture redevelopment project and have substantially completed a second  joint venture redevelopment project for which our proportionate share of costs for both projects is $1.8 million.  We expect to identify new redevelopment projects periodically that are driven by market demand and generate suitable returns on our investment.

Investing Strategies and Significant Transactions

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

During 2012, we entered Boulder, Colorado, a new market for us, through the acquisition of two high-quality grocery-anchored shopping centers located in high-income trade areas.  We also expanded our holdings in the St. Louis, Missouri market.  The following describes the $150.0 million in wholly-owned acquisition activity for 2012:

•	Spring Meadows Place II, a 49,644 square foot shopping center adjacent to our Spring Meadows Place, located in Holland, Ohio for $2.4 million;
•
The Shoppes at Fox River Phase II, a 47,058 square foot shopping center adjacent to our Shoppes at Fox River shopping center, as well as 12.25 acres of land located in Waukesha, Wisconsin for $10.4 million;

•	Southfield Expansion, a 19,410 square foot shopping center adjacent to our Southfield Plaza, located in Southfield, Michigan for $0.9 million;
•	The Shoppes of Lakeland, a 183,842 square foot shopping center located in Lakeland, Florida for $28.0 million;
•
Harvest Junction North and Harvest Junction South, a combined 336,345 square feet, as well as 14 acres of land all located in Longmont (metropolitan Boulder), Colorado.  The total acquisition cost was $71.7 million;

•	Central Plaza, a 166,431 square foot multi-anchored shopping center in Ballwin (St. Louis), Missouri for $21.6 million; and
•	Nagawaukee Shopping Center, an 113,617 square foot shopping center in Delafield (greater Milwaukee), Wisconsin for $15.0 million.

In addition, we sold four wholly-owned income-producing properties and one outparcel for net proceeds to us of $10.3 million.  Specifically, we sold:

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

Financing Strategies and Significant Transactions

Our financing objective is to maintain a strong and flexible balance sheet in order to ensure access to capital at a competitive cost.  In general, we seek to increase our financial flexibility by increasing our pool of unencumbered properties and borrowing on an unsecured basis.  In keeping with our objective, we routinely benchmark our balance sheet on a variety of measures to our peers in the shopping center sector and to REITs in general.  Our financing strategies include:

•	Capitalizing our business with a modest leverage;
•	Using primarily fixed-rate debt, staggering our debt maturities, monitoring our liquidity and near-term capital requirements, and managing the average term of our debt;
•	Maintaining a line of credit to fund operating and investing needs on a short-term basis;
•	Monitoring compliance with debt covenants and maintaining a regular dialogue with our lenders; and
•	Financing our investment activities with various forms and sources of capital to reduce reliance on any one source of capital.

During 2012, we continued to strengthen our capital structure by completing an underwritten public offering of newly issued common shares and refinancing and expanding our existing credit facility.

Specifically, we completed the following transactions:

•	Issued 6.325 million shares of common shares of beneficial interest at $12.10 per share. Our total net proceeds, after deducting expenses, were approximately $73.2 million;
•	Issued 3.1 million shares of common stock through controlled equity offerings for net proceeds of $38.1 million;
•
Closed a $360 million unsecured credit facility which amends and restates our prior $250 million facility.  The amended facility is comprised of a $240 million revolving line of credit and a $120 million term loan;

•	Repaid two wholly owned property mortgages secured by our Coral Creek and The Crossroads shopping centers totaling $19.6 million; and
•	Conveyed title to our 77.9% owned Kentwood Towne Centre located in Kentwood, Michigan to the lender in exchange for release from an $8.5 million non-recourse mortgage obligation.

As of December 31, 2012, our unencumbered assets had a book value of approximately $751.1 million and we had net debt to total market capitalization of 40.7% as compared to $610.0 million and 51.0%, respectively, as of December 31, 2011.  At December 31, 2012 and 2011 we had $198.8 million and $144.1 million, respectively, available to draw under our unsecured bank line of credit.

Competition

See page 6 of Item 1A. “Risk Factors” for a description of competitive conditions in our business.

Environmental Matters

See page 10 of Item 1A. “Risk Factors” for a description of environmental risks for our business.

Employment

As of December 31, 2012, we had 109 full-time employees. None of our employees are represented by a collective bargaining unit. We believe that our relations with our employees are good.

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

Demand to lease space in our shopping centers generally fluctuates with the overall economy.  Economic downturns often result in a lower rate of retail sales growth, or even declines in retail sales.  In response, retailers that lease space in shopping centers typically reduce their demand for retail space during such downturns.  As a result, economic downturns and unfavorable retail sales trends may diminish the income, cash flow, and value of our properties.  Although the U.S. economy is no longer in recession, the rate of recovery has been slow.

Our concentration of properties in Michigan and Florida makes us more susceptible to adverse market conditions in these states.

Our performance depends on the economic conditions in the markets in which we operate.  In 2012, our wholly-owned and pro rata share of joint venture properties located in Michigan and Florida accounted for 40%, and 22%, respectively, of our annualized base rent. To the extent that market conditions in these or other states in which we operate deteriorate, the performance or value of our properties may be adversely affected.

Changes in the supply and demand for the type of space we lease to our tenants could affect the income, cash flow, and value of our properties.

Our shopping centers generally compete for tenants with similar properties located in the same neighborhood, community, or region.  Although we believe we own high quality centers, competing centers may be newer, better located, or have a better tenant mix.  In addition, new centers or retail stores may be developed, increasing the supply of retail space competing with our centers or taking retail sales from our tenants.  Our properties also compete with alternate forms of retailing, including on-line shopping, home shopping networks, and mail order catalogs.  Alternate forms of retailing may reduce the demand for space in our shopping centers.

As a result, we may not be able to renew leases or attract replacement tenants as leases expire.  When we do renew tenants or attract replacement tenants, the terms of renewals or new leases may be less favorable to us than current lease terms.  In order to lease our vacancies, we often incur costs to reconfigure or modernize our properties to suit the needs of a particular tenant.  Under competitive circumstances, such costs may exceed our budgets.   If we are unable to lease vacant space promptly, if the rental rates upon a renewal or new lease are lower than expected, or if the costs incurred to lease space exceed our expectations, then the income and cash flow of our properties will decrease.

Our reliance on key tenants for significant portions of our revenues exposes us to increased risk of tenant bankruptcies that could adversely affect our income and cash flow.

As of December 31, 2012, we received 38.8% of our combined annualized base rents from our top 25 tenants, including our top two tenants:  TJ Maxx/Marshalls (4.6%) and Bed Bath & Beyond (2.3%).  No other tenant represented more than 2.0% of our total annualized base rent.  The credit risk posed by our major tenants varies.

If any of our major tenants experiences financial difficulties or files bankruptcy, our operating results could be adversely affected.  Bankruptcy filings by our tenants or lease guarantors generally delay our efforts to collect pre-bankruptcy receivables and could ultimately preclude full collection of these sums.  If a tenant rejects a lease, we would have only a general unsecured claim for damages, which may be collectible only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims.  In 2012, no major tenant of ours filed for bankruptcy protection.

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

Our operating expenses include, among other items, property taxes, insurance, utilities, repairs, and the maintenance of the common areas of our shopping centers.  We may experience increases in our operating expenses, some or all of which may be out of our control.  Most of our leases require that tenants pay for a share of property taxes, insurance and common area maintenance costs.  However, if any property is not fully occupied or if recovery income from tenants is not sufficient to cover operating expenses, then we could be required to expend our own funds for operating expenses.  In addition, we may be unable to renew leases or negotiate new leases with terms requiring our tenants to pay all the property tax, insurance, and common area maintenance costs that tenants currently pay, which could adversely affect our operating results.

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

On a periodic basis, we assess whether there are any indicators that the value of our real estate properties and other investments may be impaired. Under generally accepted accounting principles (“GAAP”) a property’s value is impaired only if the estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property. In our estimate of cash flows, we consider factors such as expected future operating income, trends and prospects, the effects of demand, competition and other factors. We are required to make subjective assessments as to whether there are impairments in the value of our real estate properties and other investments.

No assurance can be given that we will be able to recover the current carrying amount of all of our properties and those of our unconsolidated joint ventures.  There can be no assurance that we will not take charges in the future related to the impairment of our assets. Any future impairment could have a material adverse effect on our results of operations in the period in which the charge is taken.  We recorded impairment provisions of $4.7 million and $37.4 million in 2012 and 2011, respectively, related to our real estate properties and other investments.  Refer to Note 6 of the notes to the consolidated financial statements for further information regarding impairment provisions.

We do not control all decisions related to the activities of joint ventures in which we are invested, and we may have conflicts of interest with our joint venture partners.

As of December 31, 2012, we had interests in five unconsolidated joint ventures that collectively own 26 shopping centers.  Although we manage the properties owned by these joint ventures, we do not control the decisions for the joint ventures.  Accordingly, we may not be able to resolve in our favor any issues which arise, or we may have to provide financial or other inducements to our joint venture partners to obtain such favorable resolution.

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

Our equity investment in each of our unconsolidated joint ventures is subject to impairment testing in the event of certain triggering events, such a change in market conditions or events at properties held by those joint ventures.  If the fair value of our equity investment is less than our net book value on an other than temporary basis, impairment is required under generally accepted accounting principles.  We recorded impairment provisions of $0.4 million and $9.6 million in 2012 and 2011, respectively, related to our equity investments in unconsolidated joint ventures. Refer to Note 6 of the notes to the consolidated financial statements for further information.

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

We compete with many other entities for the acquisition of shopping centers and land suitable for new developments, including other REITs, private institutional investors and other owner-operators of shopping centers.  In particular, larger REITs may enjoy competitive advantages that result from, among other things, a lower cost of capital.  These competitors may increase the market prices we would have to pay in order to acquire properties.  If we are unable to acquire properties that meet our criteria at prices we deem reasonable, our ability to grow may be adversely affected.

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

We are seeking to develop new properties, an activity that has inherent risks including cost overruns related to entitling land, improving the site, constructing buildings, and leasing new space.

We are seeking to develop and construct retail properties at several land parcels we own.  Our development and construction activities are subject to the following risks:

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

•	Construction and other project costs may exceed our original estimates because of increases in material and labor costs, delays and costs to obtain anchor and other tenant commitments;
•	We may not be able to obtain financing for construction;
•	Occupancy rates and rents at a completed project may not meet our projections; and
•	The time frame required for development, construction and lease-up of these properties means that we may have to wait years for a significant cash return.

If any of these events occur, our development activities may have an adverse effect on our results of operations, including additional impairment provisions. We recorded impairment provisions of $1.4 million and $11.5 million in 2012 and 2011, respectively, related to developable land.  For a detailed discussion of development projects, refer to Notes 3 and 6 of the notes to the consolidated financial statements.

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

We are not structured in a manner to generate and retain sufficient cash flow from operations to repay our debt at maturity.  Instead, we expect to refinance our debt by raising equity, debt, or other capital prior to the time that it matures.  As of December 31, 2012, we had $547.3 million of outstanding indebtedness, including $6.0 million of capital lease obligations.  Of this, $13.0 million matures in 2013.  In addition, our joint ventures had $360.3 million of outstanding indebtedness, of which our share is $90.3 million. $214.7 million of joint venture debt matures in 2013, of which our share is $52.4 million.  The availability and price of capital can vary significantly.  If we seek to refinance maturing debt when capital market conditions are restrictive, we may find capital scarce, costly, or unavailable.  Refinancing debt at a higher cost would affect our operating results and cash available for distribution.  The failure to refinance our debt at maturity would result in default and the exercise by our lenders of the remedies available to them, including foreclosure and, in the case of recourse debt, liability for unpaid amounts.

Increases in interest rates may affect the cost of our variable-rate borrowings, our ability to refinance maturing debt, and the cost of any such refinancings.

As of December 31, 2012, we had four interest rate swap agreements in effect for an aggregate notional amount of $135.0 million converting our floating rate corporate debt to fixed rate debt.  After accounting for these interest rate swap agreements, we had $85.0 million of variable rate debt outstanding.  Increases in interest rates on our existing indebtedness would increase our interest expense, which could adversely affect our cash flow and our ability to distribute cash to our shareholders.  For example, if market rates of interest on our variable rate debt outstanding as of December 31, 2012 increased by 1.0%, the increase in interest expense on our existing variable rate debt would decrease future earnings and cash flows by approximately $0.9 million annually.  Interest rate increases could also constrain our ability to refinance maturing debt because lenders may reduce their advance rates in order to maintain debt service coverage ratios.

Our mortgage debt exposes us to the risk of loss of property, which could adversely affect our financial condition.

As of December 31, 2012, we had $293.2 million of mortgage debt encumbering our properties.  A default on any of our mortgage debt may result in foreclosure actions by lenders and ultimately our loss of the mortgaged property.  We have entered into mortgage loans which are secured by multiple properties and contain cross-collateralization and cross-default provisions.  Cross-collateralization provisions allow a lender to foreclose on multiple properties in the event that we default under the loan.  Cross-default provisions allow a lender to foreclose on the related property in the event a default is declared under another loan.  For federal income tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage.  If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure but would not receive any cash proceeds.

For instance, in June 2012 we conveyed title to our 77.9% owned center in Kentwood, Michigan in exchange for release from an $8.5 million non-recourse mortgage obligation.  The transaction resulted in a non-cash gain on debt extinguishment of approximately $0.3 million.

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

Because we must distribute a substantial portion of our income annually in order to maintain our REIT status, we may not retain sufficient cash from operations to fund our investing needs.

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

There may be future dilution of our common shares

Our Declaration of Trust authorizes our Board to, among other things, issue additional common or preferred shares, or securities convertible or exchangeable into equity securities, without shareholder approval.  We may issue such additional equity or convertible securities to raise additional capital.  The issuance of any additional common or preferred shares or convertible securities could be dilutive to holders of our common shares.  Moreover, to the extent that we issue restricted shares, options or warrants to purchase our common shares in the future and those options or warrants are exercised or the restricted shares vest, our shareholders may experience further dilution.  Holders of our common shares have no preemptive rights that entitle them to purchase a pro rata share of any offering of shares of any class or series and, therefore, such sales or offerings could result in increased dilution to our shareholders.

We may issue debt and equity securities or securities convertible into equity securities, any of which may be senior to our common shares as to distributions and in liquidation, which could negatively affect the value of our common shares.

During 2012 we completed an underwritten public offering of 6.3 million common shares and issued 3.1 million common shares through controlled equity offerings.  In addition, there are 330,349 shares of unvested restricted common shares and options to purchase 227,743 common shares outstanding at December 31, 2012.

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

Even if we qualify as a REIT, we may be subject to federal income and excise taxes in various situations, such as if we fail to distribute all of our REIT taxable income. We also will be required to pay a 100% tax on non-arm’s length transactions between us and our TRS and on any net income from sales of property that the IRS successfully asserts was property held for sale to customers in the ordinary course of business. Additionally, we may be subject to state or local taxation in various state or local jurisdictions, including those in which we transact business.  The state and local tax laws may not conform to the federal income tax treatment.  Any taxes imposed on us would reduce our operating cash flow and net income.

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

The ownership limit may discourage a change in control, may discourage tender offers for our common shares, and may limit the opportunities for our shareholders to receive a premium for their shares.  Upon due consideration, our Board previously has granted a limited exception to this restriction for certain shareholders who requested an increase in their ownership limit.  However, the Board has no obligation to grant such limited exceptions in the future.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties

As of December 31, 2012, we owned and managed a portfolio of 78 shopping centers and one office building with approximately 15.0 million square feet of gross leasable area.  Our wholly-owned properties consist of 52 shopping centers and one office building comprising approximately 10.0 million square feet.

Property Name	Ownership %	Year Built / Acquired / Redeveloped	Total GLA	% Leased	Average base rent per leased SF	Anchor Tenants (1)

CORE PORTFOLIO

COLORADO [2]
Harvest Junction North	100%	2006/2012/NA	159,385	96.6%	$15.58	Best Buy, Dick's Sporting Goods, Staples
Harvest Junction South	100%	2006/2012/NA	176,960	96.6%	14.57	Bed Bath & Beyond, Marshalls, Michaels, Ross Dress for Less, (Lowe's)
Total / Average			336,345	96.6%	$15.05

FLORIDA [20]
Cocoa Commons	30%	2001/2007/2008	90,116	79.9%	$11.84	Publix
Coral Creek Shops	100%	1992/2002/NA	109,312	97.0%	16.82	Publix
Cypress Point	30%	1983/2007/NA	167,280	93.3%	11.60	Burlington Coat Factory, The Fresh Market
Kissimmee West	7%	2005/2005/NA	115,586	92.7%	11.64	Jo-Ann, Marshalls, (Super Target)
Marketplace of Delray	30%	1981/2005/2010	238,901	90.1%	12.23	Office Depot, Ross Dress for Less, Winn-Dixie
Martin Square	30%	1981/2005/NA	331,105	91.5%	6.35	Home Depot, Sears (2), Staples
Mission Bay Plaza	30%	1989/2004/NA	263,721	95.1%	21.63	The Fresh Market, Golfsmith, LA Fitness Sports Club, OfficeMax, Toys "R" Us
Naples Towne Centre	100%	1982/1996/2003	134,707	88.8%	5.85	Beall's, Save-A-Lot, (Goodwill)
River City Marketplace	100%	2005/2005/NA	551,428	98.8%	16.44	Ashley Furniture HomeStore, Bed Bath & Beyond, Best Buy, Gander Mountain, Michaels, OfficeMax, PetSmart, Ross Dress for Less, Wallace Theaters, (Lowe's), (Wal-Mart Supercenter)
River Crossing Centre	100%	1998/2003/NA	62,038	97.7%	12.28	Publix
Rivertowne Square	100%	1980/1998/2010	146,843	90.4%	8.00	Beall's Outlet, Winn-Dixie
Shoppes of Lakeland	100%	1985/1996/NA	183,842	97.3%	12.14	Ashley Furniture, Michaels, Staples, T.J. Maxx (3), (Target)
The Crossroads	100%	1988/2002/NA	120,092	92.5%	14.13	Publix
The Plaza at Delray	20%	1979/2004/NA	326,824	97.9%	16.12	Marshalls, Michaels, Publix, Regal Cinemas, Ross Dress for Less, Staples
Treasure Coast Commons	30%	1996/2004/NA	92,979	100.0%	12.26	Barnes & Noble, OfficeMax, Sports Authority
Village Lakes Shopping Center	100%	1987/1997/NA	186,313	63.6%	8.87	Beall's Outlet, Ross Dress for Less (3)
Village of Oriole Plaza	30%	1986/2005/NA	155,770	96.2%	13.13	Publix
Village Plaza	30%	1989/2004/NA	146,755	70.0%	12.98	Big Lots
Vista Plaza	30%	1998/2004/NA	109,761	99.0%	13.33	Bed Bath & Beyond, Michaels, Total Wine & More
West Broward Shopping Center	30%	1965/2005/NA	152,973	97.6%	10.71	Badcock, DD's Discounts, Save-A-Lot, US Postal Service
Total / Average			3,686,346	92.2%	$13.09

GEORGIA [7]
Centre at Woodstock	100%	1997/2004/NA	86,748	84.5%	$11.40	Publix
Conyers Crossing	100%	1978/1998/NA	170,475	100.0%	5.21	Burlington Coat Factory, Hobby Lobby
Holcomb Center	100%	1986/1996/2010	106,003	84.4%	11.76	Studio Movie Grill
Horizon Village	100%	1996/2002/NA	97,001	72.0%	11.28	Movie Tavern
Mays Crossing	100%	1984/1997/2007	137,284	95.6%	7.07	Big Lots, Dollar Tree, Value Village-Sublease of ARCA Inc.
Paulding Pavilion	20%	1995/2006/2008	84,846	97.6%	14.63	Sports Authority, Staples
Peachtree Hill	20%	1986/2007/NA	154,718	89.2%	12.93	Kroger, LA Fitness
Total / Average			837,075	90.2%	$9.86

ILLINOIS [3]
Liberty Square	100%	1987/2010/2008	107,369	79.4%	$13.82	Jewel-Osco
Market Plaza	20%	1965/2007/2009	163,054	85.9%	15.01	Jewel Osco, Staples
Rolling Meadows Shopping Center	20%	1956/2008/1995	134,088	85.0%	11.11	Jewel Osco, Northwest Community Hospital
Total/Average			404,511	83.9%	$13.40

INDIANA [2]
Merchants' Square	100%	1970/2010/NA	279,161	89.9%	$10.35	Cost Plus, Hobby Lobby (2), (Marsh Supermarket)
Nora Plaza	7%	1958/2007/2002	139,905	93.1%	13.37	Marshalls, Whole Foods, (Target)
Total/Average			419,066	91.0%	$11.39

MARYLAND [1]
Crofton Centre	20%	1974/1996/NA	252,230	98.4%	$8.17	Gold's Gym, Kmart, Shoppers Food Warehouse
Total/Average			252,230	98.4%	$8.17

Property Name	Ownership %	Year Built / Acquired / Redeveloped	Total GLA	% Leased	Average base rent per leased SF	Anchor Tenants (1)

MICHIGAN [26]
Beacon Square	100%	2004/2004/NA	51,387	95.3%	$17.14	(Home Depot)
Clinton Pointe	100%	1992/2003/NA	135,330	96.8%	9.71	OfficeMax, Sports Authority, (Target)
Clinton Valley	100%	1977/1996/2009	201,115	97.8%	11.38	DSW Shoe Warehouse, Hobby Lobby, Office Depot
Edgewood Towne Center	100%	1990/1996/2001	85,757	93.1%	9.72	OfficeMax, (Sam's Club), (Target)
Fairlane Meadows	100%	1987/2003/2007	157,246	98.3%	13.95	Best Buy, Citi Trends, (Burlington Coat Factory), (Target)
Fraser Shopping Center	100%	1977/1996/NA	68,326	100.0%	6.98	Oakridge Market
Gaines Marketplace	100%	2004/2004/NA	392,169	100.0%	4.69	Meijer, Staples, Target
Hoover Eleven	100%	1989/2003/NA	280,788	90.8%	11.69	Dunham's, Kroger, Marshalls, OfficeMax
Hunter's Square	30%	1988/2005/NA	354,323	98.3%	16.16	Bed Bath & Beyond, Buy Buy Baby, Loehmann's, Marshalls, T.J. Maxx
Jackson Crossing	100%	1967/1996/2002	398,526	95.7%	9.82	Bed Bath & Beyond, Best Buy, Jackson 10 Theater, Kohl's, T.J. Maxx, Toys "R" Us, (Sears), (Target)
Jackson West	100%	1996/1996/1999	210,374	97.5%	7.41	Lowe's, Michaels, OfficeMax
Lake Orion Plaza	100%	1977/1996/NA	141,073	100.0%	4.07	Hollywood Super Market, Kmart
Lakeshore Marketplace	100%	1996/2003/NA	342,854	98.0%	8.35	Barnes & Noble, Dunham's, Elder-Beerman, Hobby Lobby, T.J. Maxx, Toys "R" Us, (Target)
Livonia Plaza	100%	1988/2003/NA	136,616	93.0%	10.21	Kroger, T.J. Maxx
Millennium Park	30%	2000/2005/NA	272,568	99.2%	14.13	Home Depot, Marshalls, Michaels, PetSmart, (Costco), (Meijer)
New Towne Plaza	100%	1975/1996/2005	192,587	100.0%	10.49	Jo-Ann, Kohl's
Oak Brook Square	100%	1982/1996/2008	152,073	96.5%	9.01	Hobby Lobby, T.J. Maxx
Roseville Towne Center	100%	1963/1996/2004	246,968	100.0%	6.80	Marshalls, Wal-Mart
Southfield Plaza	100%	1969/1996/2003	185,409	97.7%	8.30	Big Lots, Burlington Coat Factory, Marshalls
Tel-Twelve	100%	1968/1996/2005	523,411	99.5%	10.69	Best Buy, DSW Shoe Warehouse, Lowe's, Meijer, Michaels, Office Depot, PetSmart
The Auburn Mile	100%	2000/1999/NA	90,553	100.0%	11.02	Jo-Ann, Staples, (Best Buy), (Costco), (Meijer), (Target)
The Shops at Old Orchard	30%	1972/2007/2011	96,994	92.9%	18.05	Plum Market
Troy Marketplace	30%	2000/2005/2010	217,754	100.0%	16.69	Airtime Trampoline, Golfsmith, LA Fitness, Nordstrom Rack, PetSmart, (REI)
West Oaks I	100%	1979/1996/2004	243,987	100.0%	9.74	Best Buy, DSW Shoe Warehouse, Gander Mountain, Old Navy, Home Goods & Michaels-Sublease of JLPK-Novi LLC
West Oaks II	100%	1986/1996/2000	167,954	96.2%	16.93	Jo-Ann, Marshalls, (Bed Bath & Beyond), (Big Lots), (Kohl's), (Toys "R" Us), (Value City Furniture)
Winchester Center	30%	1980/2005/NA	314,575	90.3%	11.36	Bed Bath & Beyond, Dick's Sporting Goods, Marshalls, Michaels, PetSmart, (Kmart)
Total / Average			5,660,717	97.4%	$10.64

MISSOURI [3]
Central Plaza	100%	1970/2012/2012	166,431	100.0%	$10.71	Buy Buy Baby, Jo-Ann, OfficeMax, Ross Dress for Less
Heritage Place	100%	1989/2011/2005	269,185	90.5%	13.29	Dierbergs Markets, Marshalls, Office Depot, T.J. Maxx
Town & Country Crossing	100%	2008/2011/2011	141,996	83.7%	24.05	Whole Foods, (Target)
Total / Average			577,612	91.6%	$14.85

NEW JERSEY [1]
Chester Springs Shopping Center	20%	1970/1996/1999	223,201	96.6%	$13.89	Marshalls, Shop-Rite Supermarket, Staples
Total / Average			223,201	96.6%	$13.89

OHIO [5]
Crossroads Centre	100%	2001/2001/NA	344,045	93.7%	$8.57	Giant Eagle, Home Depot, Michaels, T.J. Maxx, (Target)
Olentangy Plaza	20%	1981/2007/1997	253,474	95.0%	10.53	Eurolife Furniture, Marshalls, Micro Center, Columbus Asia Market-Sublease of SuperValu, Tuesday Morning
Rossford Pointe	100%	2006/2005/NA	47,477	100.0%	10.33	MC Sporting Goods, PetSmart
Spring Meadows Place	100%	1987/1996/2005	261,452	95.6%	10.52	Ashley Furniture, Big Lots, Guitar Center, OfficeMax, PetSmart, T.J. Maxx, (Best Buy), (Dick's Sporting Goods), (Kroger), (Sam's Club), (Target)
Troy Towne Center	100%	1990/1996/2003	144,485	97.3%	6.45	Kohl's, (Wal-Mart Supercenter)
Total / Average			1,050,933	95.3%	$9.31

Property Name	Ownership %	Year Built / Acquired / Redeveloped	Total GLA	% Leased	Average base rent per leased SF	Anchor Tenants (1)

TENNESSEE [1]
Northwest Crossing	100%	1989/1999/2006	124,453	100.0%	$9.74	HH Gregg, OfficeMax, Ross Dress for Less, (Wal-Mart Supercenter)
Total / Average			124,453	100.0%	$9.74

VIRGINIA [2]
The Town Center at Aquia	100%	1989/1998/NA	40,518	100.0%	$10.64	Regal Cinemas
The Town Center at Aquia Office (4)	100%	1989/1998/2009	98,147	91.8%	26.64	TASC
Total / Average			138,665	94.2%	$21.68

WISCONSIN [4]
East Town Plaza	100%	1992/2000/2000	208,472	86.5%	$9.40	Burlington Coat Factory, Jo-Ann, Marshalls, (Menards), (Shopko), (Toys "R" Us)
Nagawaukee Center	100%	1994/2012/NA	113,617	100.0%	10.07	Kohl's, (Sentry Foods)
The Shoppes at Fox River	100%	2009/2010/2011	182,392	100.0%	15.70	Pick N' Save, T.J. Maxx, (Target)
West Allis Towne Centre	100%	1987/1996/2011	326,271	96.8%	7.84	Burlington Coat Factory, Kmart, Office Depot, Xperience Fitness
Total / Average			830,752	95.3%	$10.33

CORE PORTFOLIO TOTAL / AVERAGE			14,541,906	94.6%	$11.54

FUTURE REDEVELOPMENTS/ AVAILABLE FOR SALE (5):
Promenade at Pleasant Hill	100%	1993/2004/NA	280,225	51.5%	$9.83	Farmers Home Furniture, Publix
Total / Average			280,225	51.5%	$9.83

PORTFOLIO UNDER REDEVELOPMENT:
The Shops on Lane Avenue	20%	1952/2007/2004	170,398	98.2%	$20.83	Bed Bath & Beyond, Whole Foods (3)
Total / Average			170,398	98.2%	$20.83

PORTFOLIO TOTAL / AVERAGE (CORE AND UNDER REDEV)			14,992,529	93.8%	$11.64

Footnotes

(1) Anchor tenants are any tenant over 19,000 square feet. Tenants in parenthesis represent non-company owned GLA.
(2) Tenant closed - lease obligated.
(3) Space delivered to tenant.
(4) Represents the Office Building at The Town Center at Aquia.
(5) Represents 0.9% of combined portfolio annual base rent.

Our leases for tenant space under 19,000 square feet generally have terms ranging from three to five years.  Tenant leases greater than or equal to 19,000 square feet generally have lease terms in excess of five years or more, and are considered anchor leases.  Many of the anchor leases contain provisions allowing the tenant the option of extending the lease term at expiration at contracted rental rates that often include fixed rent increases, consumer price index adjustments or other market rate adjustments from the prior base rent.  The majority of our leases provide for monthly payment of base rent in advance, percentage rent based on the tenant’s sales volume, reimbursement of the tenant’s allocable real estate taxes, insurance and common area maintenance (“CAM”) expenses and reimbursement for utility costs if not directly metered.

Major Tenants

The following table sets forth as of December 31, 2012 the gross leasable area, or GLA, of our existing properties leased to tenants in our combined properties portfolio:

Type of Tenant	Annualized Base Rent	% of Total Annualized Base Rent	GLA (2)	% of Total GLA (2)

Anchor (1)	$81,142,505	49.9%	9,324,294	62.2%
Retail (non-anchor)	81,499,312	50.1%	5,668,235	37.8%
Total	$162,641,817	100.0%	14,992,529	100.0%

(1) We define anchor tenants as tenants occupying a space consisting of 19,000 square feet or more.
(2) GLA owned directly by us or our unconsolidated joint ventures.

The following table depicts as of December 31, 2012 information regarding leases with the 25 largest retail tenants (1) in our combined properties portfolio:

Tenant Name	Credit Rating S&P/Moody's (2)	Number of Leases	GLA	% of Total GLA (3)	Total Annualized Base Rent	Annualized Base Rent PSF	% of Annualized Base Rent

TJX Companies (4)	A/A3	25	779,048	5.2%	$7,433,711	$9.54	4.6%
Bed Bath & Beyond (5)	BBB+/NR	11	324,220	2.2%	3,681,382	11.35	2.3%
Home Depot	A-/A3	3	384,690	2.6%	3,110,250	8.09	1.9%
Dollar Tree	NR/NR	30	316,392	2.1%	2,912,935	9.21	1.8%
Publix Super Market	NR/NR	8	372,141	2.5%	2,790,512	7.50	1.7%
LA Fitness Sports Club	NR/NR	4	139,343	0.9%	2,753,755	19.76	1.7%
Best Buy	BB/Baa2	6	206,677	1.4%	2,721,008	13.17	1.7%
Michaels Stores	B/B2	11	240,993	1.6%	2,603,874	10.80	1.6%
PetSmart	BB+/NR	8	174,661	1.2%	2,511,142	14.38	1.5%
Jo-Ann Stores	B/B2	6	214,237	1.4%	2,510,184	11.72	1.5%
Staples	BBB/Baa2	10	201,954	1.3%	2,492,460	12.34	1.5%
OfficeMax	B-/B1	10	224,165	1.5%	2,429,388	10.84	1.5%
Burlington Coat Factory	NR/NR	5	360,867	2.4%	2,390,179	6.62	1.5%
Whole Foods (6)	BBB-/NR	4	128,063	0.9%	2,285,908	17.85	1.4%
Kohl's	BBB+/Baa1	6	363,081	2.4%	2,223,027	6.12	1.4%
SUPERVALU (7)	B/B3	6	255,841	1.7%	2,200,959	8.60	1.4%
Ascena Retail (8)	BB-/Ba2	22	137,382	0.9%	2,033,472	14.80	1.3%
Gander Mountain	NR/NR	2	159,791	1.1%	1,981,282	12.40	1.2%
Ross Stores	BBB+/NR	8	217,307	1.4%	1,954,166	8.99	1.2%
Lowe's Home Centers	A-/A3	2	270,394	1.8%	1,822,956	6.74	1.1%
DSW Designer Shoe Warehouse	NR/NR	6	118,642	0.8%	1,792,878	15.11	1.1%
Meijer	NR/NR	2	397,428	2.7%	1,731,560	4.36	1.1%
Hobby Lobby	NR/NR	5	276,173	1.8%	1,640,038	5.94	1.0%
Office Depot	B-/B2	5	131,792	0.9%	1,590,652	12.07	1.0%
Kmart/Sears	CCC+/B3	4	388,105	2.6%	1,586,159	4.09	1.0%

Sub-Total top 25 tenants		209	6,783,387	45.3%	$63,183,837	$9.31	39.0%

Remaining tenants		1,344	7,191,402	48.0%	99,457,980	13.83	61.0%

Sub-Total all tenants		1,553	13,974,789	93.3%	$162,641,817	$11.64	100.0%

Vacant		284	1,017,740	6.7%	N/A	N/A	N/A

Total including vacant		1,837	14,992,529	100.0%	$162,641,817	N/A	100.0%

(1) Excludes one office tenant at Aquia office property. TASC (Formerly Northrup Grumann), base rent of $1.6 million.
(2) Source: Latest Company filings per CreditRiskMonitor.
(3) GLA owned directly by us or our unconsolidated joint ventures.
(4) Marshalls (15), T J Maxx (10).
(5) Bed Bath & Beyond (7), Buy Buy Baby (2), Cost Plus (2).
(6) Includes delivery of new 35K square foot Whole Foods at The Shops on Lane Avenue, which shall replace current 9,500 square footage temporary space.
(7) Jewel-Osco (3), Save-A-Lot (1), Shoppers Food (1), Sunflower Market (1).
(8) Fashion Bug (5), Catherine's (4), Maurices (4), Justice (4), Dress Barn (3), Lane Bryant (2).

Lease Expirations

The following tables set forth a schedule of lease expirations, for our combined portfolio, for the next ten years and thereafter, assuming that no renewal options are exercised:

ALL TENANTS

Expiring Leases As of December 31, 2012
Year	Number of Leases	Average Annualized Base Rent	Total Annualized Base Rent (1)	% of Total Annualized Base Rent	GLA (2)	% of GLA
		(per square foot)
(3)	36	$12.10	$1,740,163	1.1%	143,762	1.0%
2013	219	12.10	12,020,017	7.4%	993,773	6.6%
2014	266	10.90	17,957,611	11.0%	1,648,003	11.0%
2015	279	11.77	22,292,860	13.7%	1,893,575	12.6%
2016	228	12.00	24,251,734	14.9%	2,020,628	13.5%
2017	181	12.99	21,944,069	13.5%	1,688,845	11.3%
2018	102	12.66	11,700,663	7.2%	924,546	6.2%
2019	44	10.72	8,287,337	5.1%	772,988	5.2%
2020	41	9.96	6,154,001	3.8%	617,680	4.1%
2021	45	10.49	8,546,936	5.3%	814,465	5.4%
2022	46	12.30	7,723,789	4.7%	628,183	4.2%
2023+	66	10.95	20,022,637	12.3%	1,828,341	12.1%
Sub-Total	1,553	11.64	162,641,817	100.0%	13,974,789	93.2%

Leased (4)	17	N/A	N/A	N/A	90,889	0.6%

Vacant	267	N/A	N/A	N/A	926,851	6.2%

Total	1,837	$11.64	$162,641,817	100.0%	14,992,529	100.0%

(1) Annualized Base Rent in based upon rents currently in place.
(2) GLA owned directly by us or our unconsolidated joint ventures.
(3) Tenants currently under month to month lease or in the process of renewal.
(4) Lease has been executed, but space has not yet been delivered.

ANCHOR TENANTS (greater than or equal to 19,000 square feet)

Expiring Anchor Leases As of December 31, 2012
Year	Number of Leases	Average Annualized Base Rent	Total Annualized Base Rent (1)	% of Total Annualized Base Rent	GLA (2)	% of GLA
		(per square foot)
(3)	1	$8.50	$204,000	0.3%	24,000	0.3%
2013	10	6.17	2,386,008	2.9%	386,454	4.1%
2014	19	6.49	5,529,897	6.8%	852,719	9.1%
2015	30	8.64	9,704,064	12.0%	1,122,754	12.0%
2016	32	8.84	11,070,512	13.6%	1,252,095	13.4%
2017	31	10.69	11,913,837	14.7%	1,114,420	12.0%
2018	17	10.08	5,831,445	7.2%	578,462	6.2%
2019	13	9.12	5,751,568	7.1%	630,358	6.8%
2020	9	7.29	3,341,510	4.1%	458,287	4.9%
2021	17	9.19	5,938,953	7.3%	646,118	6.9%
2022	10	9.89	4,186,508	5.2%	423,170	4.6%
2023+	27	9.71	15,284,203	18.8%	1,574,042	16.9%
Sub-Total	216	8.95	81,142,505	100.0%	9,062,879	97.2%

Leased (4)	1	N/A	N/A	N/A	20,979	0.2%

Vacant	5	N/A	N/A	N/A	240,436	2.6%

Total	222	$8.95	$81,142,505	100.0%	9,324,294	100.0%

(1) Annualized Base Rent in based upon rents currently in place.
(2) GLA owned directly by us or our unconsolidated joint ventures.
(3) Tenants currently under month to month lease or in the process of renewal.
(4) Lease has been executed, but space has not yet been delivered.

NON-ANCHOR TENANTS (less than 19,000 square feet)

Expiring Non-Anchor Leases As of December 31, 2012
Year	Number of Leases	Average Annualized Base Rent	Total Annualized Base Rent (1)	% of Total Annualized Base Rent	GLA (2)	% of GLA
		(per square foot)
(3)	35	$12.83	$1,536,163	1.9%	119,762	2.1%
2013	209	15.86	9,634,009	11.8%	607,319	10.7%
2014	247	15.63	12,427,714	15.2%	795,284	14.0%
2015	249	16.33	12,588,796	15.4%	770,821	13.6%
2016	196	17.15	13,181,222	16.2%	768,533	13.6%
2017	150	17.46	10,030,232	12.3%	574,425	10.1%
2018	85	16.96	5,869,218	7.2%	346,084	6.1%
2019	31	17.78	2,535,769	3.1%	142,630	2.5%
2020	32	17.65	2,812,491	3.5%	159,393	2.8%
2021	28	15.49	2,607,983	3.2%	168,347	3.0%
2022	36	17.25	3,537,281	4.3%	205,013	3.6%
2023+	39	18.63	4,738,434	5.9%	254,299	4.6%
Sub-Total	1,337	16.59	81,499,312	100.0%	4,911,910	86.7%

Leased [4]	16	N/A	N/A	N/A	69,910	1.2%

Vacant	262	N/A	N/A	N/A	686,415	12.1%

Total	1,615	$16.59	$81,499,312	100.0%	5,668,235	100.0%

(1) Annualized Base Rent in based upon rents currently in place.
(2) GLA owned directly by us or our unconsolidated joint ventures.
(3) Tenants currently under month to month lease or in the process of renewal.
(4) Lease has been executed, but space has not yet been delivered.

Land Held for Development and/or Sale

At December 31, 2012, we had three projects in pre-development and various parcels of land held for development or sale adjacent to certain of our existing developed properties located in Florida, Georgia, Michigan, Tennessee, and Virginia.  It is our policy to start vertical construction on new development projects only after the project has received entitlements, significant anchor leasing commitments, construction financing, and joint venture partner commitments, if appropriate.

During 2012, we continued Phase I construction on Parkway Shops, our ground up development of an 89,123 square foot retail shopping center located in Jacksonville, Florida.  The center will be anchored by a 45,000 square foot Dick’s Sporting Goods and a 25,000 square foot Marshalls and will also include approximately 19,000 square feet of non-anchor space.  Total projected project costs are $19.6 million.  As of December 31, 2012, the total remaining projected cost is approximately $5.6 million and the project is 98.2% leased.  The project is expected to be substantially complete in the second quarter of 2013.  It is our intention to hold the remaining land for the project as well as the other two development sites until it is economically feasible to develop the planned retail sites.

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

During the fourth quarter of 2012, we recorded an impairment provision of $1.4 million primarily due to additional costs to ready parcels for sale and changes in estimated market value of parcels in our Stafford County, Virginia project.  We recorded impairment provisions of $11.5 million and $28.8 million in 2011 and 2010, respectively,  related to developable land in that project that we decided to market for sale.  For a detailed discussion of our development projects, refer to Notes 1 and 6 of the notes to the consolidated financial statements.

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

Item 3. Legal Proceedings

We are currently involved in certain litigation arising in the ordinary course of business.

Item 4. Mine Safety Disclosures

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common shares are currently listed and traded on the New York Stock Exchange (“NYSE”) under the symbol “RPT”.  On February 15, 2013, the closing price of our common shares on the NYSE was $15.58.

Shareholder Return Performance Graph

The following line graph sets forth the cumulative total return on a $100 investment (assuming the reinvestment of dividends) in each of our common shares, the NAREIT Equity Index, and the S&P 500 Index for the period December 31, 2007 through December 31, 2012.  The stock price performance shown is not necessarily indicative of future price performance.

The following table depicts high and low closing prices and dividends declared per share for each quarter in 2012 and 2011:

	Stock Price
Quarter Ended	High	Low	Dividends

December 31, 2012	$13.63	$12.31	$0.16825	(1)
September 30, 2012	$13.57	$12.01	$0.16325
June 30, 2012	$12.58	$11.29	$0.16325
March 31, 2012	$12.23	$9.98	$0.16325

December 31, 2011	$9.97	$7.60	$0.16325	(2)
September 30, 2011	$12.68	$8.19	$0.16325
June 30, 2011	$13.14	$12.04	$0.16325
March 31, 2011	$13.51	$12.43	$0.16325

(1) Paid on January 2, 2013
(2) Paid on January 3, 2012

Holders

The number of holders of record of our common shares was 1,533 at February 15, 2013.  A substantially greater number of holders are beneficial owners whose shares of record are held by banks, brokers and other financial institutions.

Dividends

Under the Code, a REIT must meet requirements, including a requirement that it distribute to its shareholders at least 90% of its REIT taxable income annually, excluding net capital gain.  Distributions paid by us are at the discretion of our Board and depend on our actual net income available to common shareholders, cash flow, financial condition, capital requirements, the annual distribution requirements under REIT provisions of the Code and such other factors as the Board deems relevant.

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

Distributions on our 7.25% Series D Cumulative Convertible Perpetual Preferred Shares declared in 2012 totaled $3.625 per share.  We do not believe that the preferential rights available to the holders of our preferred shares or the financial covenants contained in our debt agreements had or will have an adverse effect on our ability to pay dividends in the normal course of business to our common shareholders or to distribute amounts necessary to maintain our qualification as a REIT.

For information on our equity compensation plans as of December 31, 2012, refer to Item 12 of Part III of this report and Note 16 of the notes to the consolidated financial statements.

Item 6. Selected Financial Data

The following table sets forth our selected consolidated financial data and should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included elsewhere in this report.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share)
Operating Data:
Total revenue	$128,738	$117,574	$107,636	$108,758	$117,757
Property net operating income (1)	88,881	79,052	72,411	72,648	77,422
Income (loss) from continuing operations	8,621	(27,412)	(23,505)	9,679	27,746
Gain on sale of real estate assets	69	231	2,096	5,010	19,595
Net income (loss)	7,092	(28,500)	(23,724)	15,936	27,432
Net loss (income) attributable to noncontrolling interest
in subsidiaries	112	1,742	3,576	(2,216)	(3,931)
Preferred share dividends	(7,250)	(5,244)	-	-	-
Net (loss) income available to common shareholders	(46)	(32,002)	(20,148)	13,720	23,501
(Loss) earnings per common share, basic
Continuing operations	$0.03	$(0.83)	$(0.55)	$0.44	$1.28
Discontinued operations	(0.03)	(0.01)	(0.02)	0.18	(0.01)
Basic (loss) earnings	$-	$(0.84)	$(0.57)	$0.62	$1.27
(Loss) earnings per common share, diluted
Continuing operations	$0.03	$(0.83)	$(0.55)	$0.44	$1.28
Discontinued operations	(0.03)	(0.01)	(0.02)	0.18	(0.01)
Diluted (loss) earnings	$-	$(0.84)	$(0.57)	$0.62	$1.27

Weighted average shares outstanding:
Basic	44,101	38,466	35,046	22,193	18,471
Diluted	44,485	38,466	35,046	22,193	18,478

Cash dividends declared per RPT preferred share	$3.63	$2.67	$-	$-	$-
Cash dividends declared per RPT common share	$0.66	$0.65	$0.65	$0.79	$1.62

Cash distributions to RPT preferred shareholders	$7,250	$3,432	$-	$-	$-
Cash distributions to RPT common shareholders	$28,333	$25,203	$22,501	$17,974	$34,338

Balance Sheet Data (at December 31):
Cash and cash equivalents	$4,233	$12,155	$10,175	$8,432	$4,816
Investment in real estate (before accumulated depreciation)	1,119,171	996,908	1,074,095	1,002,855	1,010,714
Total assets	1,165,291	1,048,823	1,052,829	997,957	1,014,526
Mortgages and notes payable	541,281	518,512	571,694	552,836	663,189
Total liabilities	605,459	567,649	613,463	591,392	701,488
Total RPT shareholders' equity	529,783	449,075	402,273	367,228	273,714
Noncontrolling interest in subsidiaries	30,049	32,099	37,093	39,337	39,324
Total shareholders' equity	559,832	481,174	439,366	406,565	313,038

Other Data:
Funds from operations ("FFO") available to RPT common shareholders (2)	$47,816	$29,509	$20,945	$45,263	$47,362
Net cash provided by operating activities	62,194	44,703	43,249	48,064	26,998
Net cash (used in) provided by investing activities	(173,210)	(79,747)	(101,935)	(3,334)	33,617
Net cash provided by (used in) financing activities	103,094	37,024	60,385	(41,114)	(70,282)

(1) Property net operating income is a non-GAAP measure that is used internally to evaluate the performance of property operations and we consider it to be a significant measure. Property net operating income should not be considered an alternative measure of operating results or cash flow from operations as determined in accordance with GAAP. The reconciliation of property net operating income to net income is as follows:

Property net operating income	$88,881	$79,052	$72,411	$72,648	$77,422
Management and other fee income	4,064	4,126	4,192	4,911	6,482
Depreciation and amortization	(39,479)	(34,594)	(29,344)	(27,941)	(28,224)
General and administrative expenses	(19,445)	(19,646)	(18,988)	(14,933)	(13,923)
Other expenses, net	(25,400)	(56,350)	(51,776)	(25,639)	(12,061)
Income tax benefit (provision)	34	(795)	670	633	(1,951)
(Loss) income from discontinued operations	(1,563)	(293)	(889)	6,257	(313)
Net income (loss)	$7,092	$(28,500)	$(23,724)	$15,936	$27,432

(2) Under the National Association of Real Estate Investment Trusts (“NAREIT”) definition, FFO represents net income tributable to common shareholders, excluding extraordinary items (as defined under accounting principles generally accepted in the United States of America (“GAAP”), gains (losses) on sales of depreciable property, plus real estate related depreciation and amortization (excluding amortization of financing costs), and after adjustments for unconsolidated partnerships and joint ventures. In addition, NAREIT has recently clarified its definition of FFO to exclude impairment provisions on depreciable property and equity investments in depreciable property. See “Funds From Operations” in Item 7 for a discussion of FFO and a reconciliation of FFO to net income.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements, the notes thereto, and the comparative summary of selected financial data appearing elsewhere in this report.  Discontinued operations are discussed in Note 5 of the notes to the consolidated financial statements in Item 8.  The financial information in this MD&A is based on results from continuing operations.

Overview

We are a fully integrated, self-administered, publicly-traded REIT specializing in the ownership, management, development and redevelopment of community shopping centers located predominantly in the Eastern and Midwestern regions of the United States.  Most of our properties are multi-anchored by supermarkets and/or national chain stores. Our primary business is managing and leasing space to tenants in the shopping centers we own.  We also manage centers for our unconsolidated joint ventures for which we charge fees.  Our credit risk, therefore, is concentrated in the retail industry.

At December 31, 2012, we owned and managed, either directly or through our interest in real estate joint ventures, a total of 78 shopping centers and one office building, with approximately 15.0 million square feet of gross leasable area owned by us and our joint ventures.  We also owned interests in three parcels of land held for development and five parcels of land adjacent to certain of our existing developed properties located in  Florida, Georgia, Michigan, Tennessee, and Virginia.

We are predominantly a community shopping center company with a focus on managing and adding value to our portfolio of centers that are primarily multi-anchored by grocery stores and/or nationally recognized discount department stores.  We believe that centers with a grocery and/or discount component attract consumers seeking value-priced products.  Since these products are required to satisfy everyday needs, customers usually visit the centers on a weekly basis.  Over 46.0% of the GLA of our shopping centers are anchored by tenants that sell groceries.  Supermarket anchor tenants in our centers include, among others, Publix Super Market, Whole Foods, Supervalu and Kroger.  National chain anchor tenants in our centers include, among others, TJ Maxx/Marshalls, Bed Bath and Beyond, Home Depot and Kohl’s

Our shopping centers are primarily located in targeted metropolitan markets areas predominantly in the Eastern and Midwestern regions of the United States.  Our focus on these markets has enabled us to develop a thorough understanding of the unique characteristics of our markets. In both of our primary regions, we have concentrated a number of centers in reasonable proximity to each other in order to achieve efficiencies in management, leasing and acquiring new properties.

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

The economic performance and value of our shopping centers are dependent on various factors. The general economic environment in the United States and credit availability began to see improvement during 2012 but continued high unemployment and the slower rate of growth may affect our tenant’s abilities to pay base rent, percentage rent or other charges, which may adversely affect our financial condition and results of operations. Further, our ability to re-lease vacant spaces may be negatively impacted by the slow national economic recovery. These factors may impact the valuation of certain long-lived or intangible assets that are subject to impairment testing, potentially resulting in impairment provisions which may be material to our financial condition or results of operations.  While we believe the locations of our centers and our diverse tenant base should mitigate the negative impact of the economic environment, we may experience an increase in vacancy that will have a negative impact on our revenue and bad debt expense. We continue to monitor our tenants’ operating performance as well as trends in the retail industry to evaluate any future impact.

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

Accounts Receivable and Accrued Rent

We provide for bad debt expense based upon the allowance method of accounting. We continuously monitor the collectability of our accounts receivable from specific tenants, analyze historical bad debts, customer creditworthiness, current economic trends and changes in tenant payment terms when evaluating the adequacy of the allowance for bad debts.  Allowances are taken for those balances that we have reason to believe will be uncollectible.  When tenants are in bankruptcy, we make estimates of the expected recovery of pre-petition and post-petition claims.  The period to resolve these claims can exceed one year.  Management believes the allowance for doubtful accounts is adequate to absorb currently estimated bad debts.  However, if we experience bad debts in excess of the allowance we have established, our operating income would be reduced.  At December 31, 2012 and 2011, our accounts receivable were $8.0 million and $9.6 million, respectively, net of allowances for doubtful accounts of $2.6 million and $3.5 million, respectively.

In addition, many of our leases contain non-contingent rent escalations for which we recognize income on a straight-line basis over the non-cancelable lease term.  This method results in rental income in the early years of a lease being higher than actual cash received, creating a straight-line rent receivable asset which is included in the “Other Assets” line item in our consolidated balance sheets.  We review our unbilled straight-line rent receivable balance to determine the future collectability of revenue that will not be billed to or collected from tenants due to early lease terminations, lease modifications, bankruptcies and other factors.  Our evaluation is based on our assessment of tenant credit risk changes indicating that expected future straight-line rent may not be realized.  Depending on circumstances, we may provide a reserve against the previously recognized straight-line rent receivable asset for a portion, up to its full value, that we estimate may not be received.  The balance of straight-line rent receivable at December 31, 2012 and 2011, net of allowances was $14.8 million and $16.0 million, respectively and is included in other assets on our consolidated balance sheets.  To the extent any of the tenants under these leases become unable to pay their contractual cash rents, we may be required to write down the straight-line rent receivable from those tenants, which would reduce our operating income.

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

Acquisitions

Acquisitions of properties are accounted for utilizing the acquisition method and, accordingly, the results of operations of an acquired property are included in our results of operations from the date of acquisition.  Estimates of fair values are based upon future cash flows and other valuation techniques in accordance with our fair value measurements policy, which are used to record the purchase price of acquired property among land, buildings on an “as if vacant” basis, tenant improvements, identifiable intangibles and any gain on purchase.  Identifiable intangible assets and liabilities include the effect of above-and below-market leases, the value of having leases in place (“as-is” versus “as if vacant” and absorption costs), and out-of-market assumed mortgages.  Initial valuations are subject to change until such information is finalized, no later than twelve months from the acquisition date.  The impact of these estimates, including incorrect estimates in connection with acquisition values and estimated useful lives, could result in significant differences related to the purchased assets, liabilities and resulting gain on purchase, depreciation or amortization.  For the years ended December 31, 2012, 2011 and 2010, we recorded in general and administrative expenses approximately $0.2 million, $0.1 million, and $0.3 million, respectively, in costs associated with the closing of our acquisitions.

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

In 2012, we recorded impairment provisions of $1.4 million related to land held for development or sale primarily due to additional costs to ready parcels for sale and changes in estimated market value of parcels in our Stafford County, Virginia project.  In addition, we recorded $2.9 million of impairment provisions related to income producing properties.  Our decision to sell additional income producing properties accounted for $0.4 million of this impairment due to the estimated sales price being lower than the net book value of one property.  The balance of $2.5  million of impairment relates to a property that was previously held in a consolidated partnership that conveyed its ownership interest in the property to the lender in 2012.  See Notes 6 of the notes to the consolidated financial statements for further information.

Off Balance Sheet Arrangements

We have five equity investments in unconsolidated joint venture entities in which we own 30% or less of the total ownership interest.  Because we can influence but not make significant decisions without our partner’s approval these investments are accounted for under the equity method of accounting. We provide leasing, development, asset and property management services to these joint ventures for which we are paid fees.  Entities identified as variable interest entities are consolidated if we are determined to be the primary beneficiary of the partially owned real estate joint venture.  Refer to Note 7 of the notes to the consolidated financial statements for further information.

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

In testing for impairment of equity investments in unconsolidated entities, we primarily use cash flow models, discount rates, and capitalization rates to estimate the fair values of properties held in joint ventures, and mark the debt of the joint ventures to market.  Determining whether an equity investment in an unconsolidated entity is impaired and, if so, the amount of the impairment requires considerable management judgment. Changes to assumptions regarding cash flows, discount rates, or capitalization rates could be material to our consolidated financial statements.  We record an impairment provision when it is determined that a decline in value is other than temporary.  In 2012, we recorded a non-cash impairment provision of approximately $0.4 million resulting from other-than-temporary declines in the fair market value of equity investments in unconsolidated joint ventures.  Refer to Note 6 of the notes to the consolidated financial statements for further information.

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

Results of Operations

Comparison of the Year Ended December 31, 2012 to the Year Ended December 31, 2011

The following summarizes certain line items from our audited statements of operations which we believe are important in understanding our operations and/or those items that have significantly changed during the year ended December 31, 2012 as compared to 2011:

	Year Ended December 31,
	2012	2011	Dollar Change	Percent Change
	(In thousands)
Total revenue	$128,738	$117,574	$11,164	9.5%
Recoverable operating expense	32,955	30,856	2,099	6.8%
Other non-recoverable operating expense	2,838	3,540	(702)	-19.8%
Depreciation and amortization	39,479	34,594	4,885	14.1%
General and administrative expense	19,445	19,646	(201)	-1.0%
Other expense, net	(66)	(257)	191	-74.3%
Gain on sale of real estate	69	231	(162)	NM
Earnings from unconsolidated joint ventures	3,248	1,669	1,579	94.6%
Interest expense	(25,895)	(27,636)	1,741	-6.3%
Amortization of deferred financing fees	(1,449)	(1,861)	412	-22.1%
Provision for impairment	(1,766)	(16,917)	15,151	-89.6%
Provision for impairment on equity investments in unconsolidated joint ventures	(386)	(9,611)	9,225	-96.0%
Bargain purchase gain on acquisition of real estate	-	-	-	NM
Deferred gain recognized upon acquisition of real estate	845	-	845	NM
Loss on extinguishment of debt	-	(1,968)	1,968	NM
Income tax benefit (provision)	34	(795)	829	-104.3%
Loss from discontinued operations	(1,563)	(293)	(1,270)	433.4%
Net loss attributable to noncontrolling interest	112	1,742	(1,630)	NM
Preferred share dividends	(7,250)	(5,244)	(2,006)	38.3%
Net loss available to common shareholders	$(46)	$(32,002)	$31,956	-99.9%

NM - Not Meaningful

Total revenue in 2012 increased $11.2 million, or 9.5% from 2011.  The increase is primarily due to the following:

•	$12.6 million increase in minimum rent and recovery income related to our 2011 and 2012 acquisitions and increases at existing centers; offset by
•	lower lease termination income of $1.4 million.

Recoverable operating expense and real estate taxes in 2012 increased $2.1 million, or 6.8% from 2011.  The increase was primarily related to our acquisitions in 2011 and 2012.

Other non-recoverable operating expense in 2012 decreased 0.7 million, or 19.8% from 2011 primarily due to lower allowance for bad debts.

Depreciation and amortization expense in 2012 increased $4.9 million, or 14.1%, from 2011.  The increase was primarily due to our acquisitions in 2011 and 2012.

Other expense, net in 2012 decreased $0.2 million, or 74.3% from 2011  The decrease in net expense was primarily due to insurance proceeds of $0.8 million received in 2012 for a tenant fire, partly offset by lower real estate tax expense related to land held for development or sale.

Earnings from unconsolidated joint ventures in 2012 increased $1.6 million from 2011.  In 2011 a joint venture recorded an impairment provision of $5.5 million, of which our share was $1.6 million.

Interest expense in 2012 decreased $1.7 million, or 6.3%, from 2011 primarily due to lower revolving credit facility/term loan interest and the payoff of several higher interest rate mortgages in 2011 and 2012.

Amortization of deferred financing fees in 2012 decreased $0.4 million, or 22.1% from 2011.  The decrease is primarily due to the refinancing of our revolving credit facility in the second quarter of 2011 which resulted in the writeoff of associated deferred financing costs.

Impairment provisions of $4.7 million recorded in 2012 related to the decision to market certain income-producing properties for sale, adjustments to the sales price assumptions for certain undeveloped land parcels available for sale at several of our development properties and other-than-temporary decline in the fair market value of an equity investments in unconsolidated joint ventures.  In the fourth quarter 2011 our impairment provisions totaled $26.5 million.  Refer to Note 7 of the notes to the consolidated financial statements for a detailed discussion of these charges.

In 2012 we recorded a deferred gain of $0.8 million due to the sale of one property held in a joint venture.  The deferred gain related to our proportional 7% equity interest when the property was sold to the joint venture in 2007.

In 2011 we recorded a one-time write-off of unamortized deferred financing costs related to the extinguishment of debt of approximately $2.0 million.  There was no similar charge in 2012.

The income tax benefit was $34,000 in 2012 compared to a tax provision of $0.8 million in 2011.  The decrease is due to the 2011 repeal of the Michigan Business Tax which resulted in a one-time write-off of net deferred tax assets of $0.8 million.

Loss from discontinued operations was $1.6 million in 2012 compared to loss of $0.3 million in 2011.  In 2012 we recorded a gain on sale of real estate of $0.3 million compared to $9.4 million in 2011 and the subject properties recorded net operating income of $0.6 million in 2012 compared to a net operating loss of $0.1 million in 2011.  In addition, in 2012 a non-cash provision for impairment of $2.5 and a $0.3 million gain on extinguishment of debt was recorded related to a property that was previously held in a consolidated joint venture compared to a non-cash provision of $10.9 million and a $1.2 million gain on extinguishment of debt in 2011.  In both 2012 and 2011 the gain on extinguishment of debt was the result of completing a deed-in-lieu transfer to the lender in exchange for full release under mortgage loan obligations at each property.

Preferred share dividends in 2012 increased $2.0 million or 38.3% from 2011 due to the preferred equity offering that was completed in April 2011.

Comparison of the Year Ended December 31, 2011 to the Year Ended December 31, 2010

The following summarizes certain line items from our audited statements of operations which we believe are important in understanding our operations and/or those items which have significantly changed during the year ended December 31, 2011 as compared to 2010:

	Year Ended December 31,
	2011	2010	Dollar Change	Percent Change
	(In thousands)
Total revenue	$117,574	$107,636	$9,938	9.2%
Recoverable operating expense	30,856	28,613	2,243	7.8%
Other non-recoverable operating expense	3,540	2,420	1,120	46.3%
Depreciation and amortization	34,594	29,344	5,250	17.9%
General and administrative expense	19,646	18,988	658	3.5%
Other expense, net	(257)	(973)	716	73.6%
Gain on sale of real estate	231	2,096	(1,865)	NM
Earnings (loss) from unconsolidated joint ventures	1,669	(221)	1,890	-855.2%
Interest expense	(27,636)	(30,268)	2,632	-8.7%
Amortization of deferred financing fees	(1,861)	(2,602)	741	-28.5%
Provision for impairment	(16,917)	(28,787)	11,870	-41.2%
Provision for impairment on equity investments in unconsolidated joint ventures	(9,611)	(2,653)	(6,958)	262.3%
Bargain purchase gain on acquisition of real estate	-	9,836	(9,836)	NM
Deferred gain recognized upon acquisition of real estate	-	1,796	(1,796)	NM
Loss on extinguishment of debt	(1,968)	-	(1,968)	NM
Income tax (provision) benefit	(795)	670	(1,465)	-218.7%
Loss from discontinued operations	(293)	(889)	596	-67.0%
Net loss attributable to noncontrolling interest	1,742	3,576	(1,834)	-51.3%
Preferred share dividends	(5,244)	-	(5,244)	NM
Net loss available to common shareholders	$(32,002)	$(20,148)	$(11,854)	58.8%

NM - Not meaningful

Total revenue increased in 2011 $9.9 million, or 9.2%, from 2010. The increase is primarily due to the following:

•	$9.0 million increase in minimum rent and tenant recovery income primarily related to our acquisitions in 2011 and 2010 and increases at existing centers; and
•	$1.3 million increase in lease termination income; offset by
•	$0.5 million decrease in property level interest income.

Recoverable operating expenses in 2011 increased by $2.2 million, or 7.8% from 2011 primarily due to our acquisitions in 2011 and 2010.

Other non-recoverable operating expenses in 2011 increased $1.1 million, or 46.3% from 2011.  The increase was primarily due to our acquisitions in 2011 and 2010.

Depreciation and amortization expense in 2011 increased by $5.3 million, or 17.9% from 2011.  Of that increase $4.9 million was related to our acquisitions in 2011 and 2010 and approximately $0.8 million was associated with accelerated depreciation for building demolition in 2011 at two properties.

General and administrative expenses in 2012 increase $0.7 million, or 3.5% from 2010.  The increase in 2011 was primarily related to the following:

•	an increase in net compensation expense due primarily to:
o
$1.1 million in higher severance expense and annual pay increases and $0.7 million in lower capitalization of development and leasing salaries and related costs in 2011.  Salaries capitalized in 2011 represented approximately 21.3% of total salaries compared to 27.4% in 2010; and

o	$0.5 million reduction to long-term incentive expense in 2010 for not meeting performance measures; partially offset by
•	a decrease in legal fees of approximately $0.8 million related to our defense against a lawsuit with a subcontractor in 2010 as well as lower corporate legal expense in 2011; and
•	a decrease in acquisition, non-viable redevelopment expense and D&O insurance costs of approximately $0.3 million.

Other expense decreased $0.7 million to $(0.3) million in 2011 from $(1.0) million in 2010. The decrease was primarily related to a $0.5 million easement fee earned in 2011 at one of our development projects located in Jacksonville, Florida and a $0.2 million decrease in real estate tax expense in 2011 on development projects that were placed on hold in 2010.

Gain on sale of real estate in 2011 decreased $1.9 million from 2010 due to the sale of three outparcels in 2010.

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

Interest expense in  2011 decreased $2.6 million, or 8.7% from 2010 due primarily to the payoff of several mortgages and a lower revolving line of credit balance.

Amortization of deferred financing fees expense in 2011 decreased $0.7 million, or 28.5% from 2010 which was primarily due to the refinancing of our revolving line of credit.

Impairment provisions of $26.5 million were recorded in 2011 related to the decision to market certain income-producing properties for sale, adjustments to the sales price assumptions for certain undeveloped land parcels available for sale at several of our development properties and other-than-temporary declines in the fair market value of various equity investments in unconsolidated joint ventures.  During 2010 impairment provisions of $31.4 million were recorded related to the marketing of certain undeveloped land parcels for sale and other-than-temporary declines in the fair market value of various equity investments in unconsolidated joint ventures.  Refer to Note 7 of the notes to the consolidated financial statements for a detailed discussion of these charges.

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

The income tax provision was $0.8 million in 2011 as compared to a tax benefit of $0.7 million in 2010. The increase in income tax expense was primarily due to the repeal of the Michigan Business Tax that resulted in a one-time write-off of net deferred tax assets of $0.8 million. Refer to Note 17 of the notes to the condensed consolidated financial statements for further information.

Loss from discontinued operations was $0.3 million in 2011 compared to $0.8 million in 2010. The subject properties recorded net operating loss of $0.1 million in 2011 compared to a net operating income of $1.4 million in 2010.  In 2011, we sold the Lantana Shopping Center located in Lantana, Florida, the Sunshine Plaza Shopping Center located in Tamarac, Florida and the Taylor’s Square shopping center located in Greenville, South Carolina which generated an aggregate gain on sale of $7.2 million.  In addition we sold an outparcel at the Southbay Shopping Center located in Osprey, Florida which generated a gain on sale of $2.2 million.  Also in 2011, we conveyed interest and title on our Madison Center located in Madison Heights, Michigan to the lender thereby satisfying the debt obligation.  The transaction resulted in a gain on debt extinguishment of $1.2 million which is included in income from discontinued operations. In 2010, we sold one shopping center located in Elkin, North Carolina for a net loss of $2.1 million.

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

Liquidity and Capital Resources

The majority of our cash is generated from operations and is dependent on the rents that we are able to charge and collect from our tenants. The principal uses of our liquidity and capital resources are for operations, developments, redevelopments, including expansion and renovation programs, acquisitions, and debt repayment.  In addition, we make quarterly dividend payments in accordance with REIT requirements for distributing the substantial majority of our taxable income on an annual basis.  We anticipate that the combination of cash on hand, cash from operations, availability under our credit facilities, additional financings, equity offerings, and the sale of existing properties will satisfy our expected working capital requirements through at least the next 12 months.  Although we believe that the combination of factors discussed above will provide sufficient liquidity, no such assurance can be given.

At December 31, 2012 and 2011, we had $8.1 million and $18.2 million, respectively, in cash and cash equivalents and restricted cash.  Restricted cash was comprised primarily of funds held in escrow by lenders to pay real estate taxes, insurance premiums, and certain capital expenditures.

Short-Term Liquidity Requirements

Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our operating properties, interest and scheduled principal payments on our debt, quarterly dividend payments (including distributions to Operating Partnership unit holders) and capital expenditures related to tenant improvements and redevelopment activities.

We have no debt maturities until July 2013, when two mortgage loans mature totaling $13.0 million.

We continually search for investment opportunities that may require additional capital and/or liquidity.  As of December 31, 2012, we had no proposed property acquisitions under contract.  Refer to Note 20 of the notes to the consolidated financial statements for further information related to activity subsequent to December 31, 2012.

Long-Term Liquidity Requirements

Our long-term liquidity needs consist primarily of funds necessary to pay indebtedness at maturity, potential acquisitions of properties, redevelopment of existing properties, the development of land and non-recurring capital expenditures.

During 2012, we closed a $360 million unsecured credit facility which amends and restates our prior $250 million facility.  The amended facility is comprised of a $240 million revolving line of credit with a four-year term and one-year extension option and a five-year $120 million term loan.  The amended facility can be upsized to $450 million through an accordion feature.  Borrowings under the amended facility are priced at LIBOR plus 165 to 225 basis points based upon a pricing grid tied to our leverage ratio.  As of December 31, 2012, $198.8 million was available to be drawn on our unsecured revolving credit facility subject to certain covenants.

Our financing strategy is to maintain ample liquidity, financial strength, and financial flexibility by sourcing equity and debt capital in appropriate balance, managing our debt maturity schedule, and monitoring our exposure to interest rate risk.

The following is a summary of our cash flow activities:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Cash provided by operating activities	$62,194	$44,703	$43,249
Cash used in investing activities	(173,210)	(79,747)	(101,935)
Cash provided by financing activities	103,094	37,024	60,385

•
We generated $62.2 million in cash flows from operating activities as compared to $44.7 million in 2011.  Net operating income increased $7.1 million as a result of our acquisitions (net of dispositions) and our leasing activity at our shopping centers.  Net accounts receivable decreased $1.1 million from 2011.  Interest expense decreased $3.0 million because of deleveraging, reducing interest rates on our bank financings, and using more variable-rate debt, which has lower rates than long-term, fixed rate financing.

•
Investing activities used $173.2 million of cash flows as compared to $79.7 million in 2011. Acquisitions of real estate increased $72.7 million , reflecting a higher volume of acquisitions.  Additions to real estate increased $14.0 million, as a result of an increase in development funding by $12.0 million, and a modest increase in capital expenditures of $0.4 million.  Net proceeds from sales of real estate and distributions from the sale of joint venture property together decreased $18.7 million.  Investment in unconsolidated joint ventures and the purchase of a partner’s equity decreased $6.4 million.  We received a net $3.0 million note repayment and restricted cash decreased $2.5 million.

•
Cash flows provided by financing activities were $103.1 million as compared to $37.0 million in 2011.  This difference of $66.1 million is primarily explained by our net borrowing of $31.3 million of debt and payment of $2.0 million in deferred financing costs in 2012 compared to net repayment of $34.5 million of debt and payment of $2.8 million in deferred financing costs in 2011.  In 2012 we had proceeds of $111.5 million from common share issuances compared to $105.5 million in proceeds from the issuance of common shares and preferred shares in 2011.  Cash dividends to preferred shareholders were $3.8 million higher in 2012 as dividends did not commence until April in 2011.  Cash dividends to common shareholders were higher by $3.1 million due to the increase in the number of common shares outstanding.

Dividends and Equity

We believe that we currently qualify, and intend to continue to qualify in the future, as a REIT under the Internal Revenue Code of 1986, as amended (“the Code”).  Under the Code, as a REIT we must distribute to our shareholders at least 90% of our REIT taxable income annually, excluding net capital gain. Distributions paid are at the discretion of our Board and depend on our actual net income available to common shareholders, cash flow, financial condition, capital requirements, restrictions in financing arrangements, the annual distribution requirements under REIT provisions of the Code and such other factors as our Board deems relevant.

We paid cash dividends of $0.653 per common share to shareholders in 2012.  In the fourth quarter we increased our quarterly dividend 3% to $0.16825 per share, or an annualized rate of $0.673 per share.  Cash dividends for 2011 and 2010 were $0.653 per common share.  Our dividend policy has not changed in that we expect to continue making distributions to shareholders of at least 90% of our REIT taxable income, excluding net capital gain, in order to maintain qualification as a REIT. On an annualized basis, our current dividend is above our estimated minimum required distribution.  Distributions paid by us are funded from cash flows from operating activities.  To the extent that cash flows from operating activities were insufficient to pay total distributions for any period, alternative funding sources are used as shown in the following table.  Examples of alternative funding sources may include proceeds from sales of real estate and bank borrowings.  Although we may use alternative sources of cash to fund distributions in a given period, we expect that distribution requirements for an entire year will be met with cash flows from operating activities.

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Cash provided by operating activities	$62,194	$44,703	$43,249

Cash distributions to preferred shareholders	(7,250)	(3,432)	-
Cash distributions to common shareholders	(28,333)	(25,203)	(22,501)
Cash distributions to operating partnership unit holders	(1,814)	(2,159)	(1,906)
Total distributions	$(37,397)	$(30,794)	$(24,407)

Surplus	$24,797	$13,909	$18,842

During 2012, we issued 6.325 million common shares through a follow-on equity offering generating $73.2 million in net proceeds which we used to reduce outstanding borrowings under our revolving credit facility and to fund a portion of the consideration for the acquisition of four shopping centers.  The offering of the shares was made pursuant to our registration statement on Form S-3 (No. 333-174805).

In addition, during 2012, we issued 3.1 million common shares through our controlled equity offerings generating $38.1 million in net proceeds, after sales commissions and fees of $0.8 million.  We used the net proceeds for general corporate purposes including the repayment of debt.  In September 2012, we entered into a new controlled equity offering whereby we may sell up to 6.0 million common shares of beneficial interest once the shares of the previous offering had been issued.  The shares to be issued in the controlled equity offering are registered with the Securities and Exchange Commission (“SEC”) on our registration statement on Form S-3 (No. 333-174805).

Debt

During 2012 we closed a $360 million unsecured credit facility which amends and restates our prior $250 million facility.  The amended facility is comprised of a $240 million revolving line of credit with a four-year term and one-year extension option and a five-year $120 million term loan.  The amended facility can be upsized to $450 million through an accordion feature.  Borrowings under the amended facility are priced at LIBOR plus 165 to 225 basis points based upon a pricing grid tied to our leverage ratio.  As of December 31, 2012, $198.8 million was available to be drawn on our unsecured revolving credit facility subject to certain covenants that may affect availability.

Also during 2012 we repaid two wholly owned property mortgages secured by our Coral Creek and The Crossroads shopping centers totaling $19.6 million.

In addition we conveyed title to our 77.9% owned Kentwood Towne Centre located in Kentwood, Michigan to the lender in exchange for release from an $8.5 million non-recourse mortgage obligation.

It is anticipated that funds borrowed under our credit facilities will be used for general corporate purposes, including working capital, capital expenditures, the repayment of indebtedness or other corporate activities.  For further information on the credit facilities and other debt, refer to Note 9 of the consolidated financial statements.

At December 31, 2012, we had four interest rate swap agreements in effect for an aggregate notional amount of $135.0 million converting our floating rate corporate debt to fixed rate debt.  After taking into account the impact of converting our variable rate debt to fixed rate debt by use of the interest rate swap agreements, at December 31, 2012, we had $85.0 million of variable rate debt outstanding.

At December 31, 2012, we had $293.2 million of fixed rate mortgage loans encumbering certain consolidated properties.  Such mortgage loans are non-recourse, subject to certain exceptions for which we would be liable for any resulting losses incurred by the lender.  These exceptions vary from loan to loan but generally include fraud or a material misrepresentation, misstatement or omission by the borrower, intentional or grossly negligent conduct by the borrower that harms the property or results in a loss to the lender, filing of a bankruptcy petition by the borrower, either directly or indirectly, and certain environmental liabilities.  In addition, upon the occurrence of certain of such events, such as fraud or filing of a bankruptcy petition by the borrower, we would be liable for the entire outstanding balance of the loan, all interest accrued thereon and certain other costs, penalties and expenses.

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

As of December 31, 2012, we had five equity investments in unconsolidated joint venture entities in which we owned 30% or less of the total ownership interest and accounted for these entities under the equity method.  Refer to Note 7 of the notes to the consolidated financial statements for more information.

We have a 30% ownership interest in our Ramco Lion joint venture which owns a portfolio of 15 properties totaling 10.0 million square feet of GLA.  As of December 31, 2012, the properties had consolidated equity of $306.3 million.  Our total investment in the venture at December 31, 2012 was $78.1 million.  The Ramco Lion joint venture has total debt obligations of approximately $181.7 million with maturity dates ranging from 2013 through 2020.  Our proportionate share of the total debt is $54.5 million.  Such debt is non-recourse to the venture, subject to carve-outs customary to such types of mortgage financing.

We have a 20% ownership interest in our Ramco 450 joint venture which is a portfolio of eight properties totaling 1.7 million square feet of GLA.  As of December 31, 2012, the properties in the portfolio had consolidated equity of $126.7 million.  Our total investment in the venture at December 31, 2012 was $15.1 million.  The Ramco 450 venture has total debt obligations of approximately $170.7 million with maturity dates ranging from 2013 through 2023  Our proportionate share of the total debt is $34.2 million.  Such debt is non-recourse to the venture, subject to carve-outs customary to such types of mortgage financing.

We also have ownership interests ranging from 7% - 20% in three smaller joint ventures that each own one property.  As of December 31, 2012, these properties have combined equity of $46.0 million.  Our total investment in these ventures was $2.8 million.  One joint venture has non-recourse debt in the amount of $7.9 million with a maturity date of January 2014.  Our proportionate share of the debt is $1.6 million.

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

As a result of our impairment testing, we recorded non-cash impairment provisions of $0.4 million and $9.6 million in 2012 and 2011, respectively.  These amounts related to the other-than-temporary declines in the fair market value of various equity investments in our unconsolidated joint ventures.  Refer to Note 6 of the notes to the consolidated financial statements for more information.

Contractual Obligations

The following are our contractual cash obligations as of December 31, 2012:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Mortgages and notes payable:
Scheduled amortization	$17,328	$4,326	$8,928	$2,887	$1,187
Payments due at maturity	523,936	13,033	142,866	312,047	55,990
Total mortgages and notes payable (1)	541,264	17,359	151,794	314,934	57,177
Interest expense (2)	158,608	25,102	63,444	27,392	42,670
Employment contracts	641	641		-	-
Capital lease (3)	6,632	677	5,955	-	-
Operating leases	4,065	658	1,509	956	942
Construction commitments	5,523	5,523	-	-	-
Total contractual obligations	$716,733	$49,960	$222,702	$343,282	$100,789

(1)	Excludes $17,000 of unamortized mortgage debt premium.
(2)	Variable rate debt interest is calculated using rates at December 31, 2012, excluding the effect of interest rate swaps.
(3)
99 year ground lease expires September 2103.  However, an anchor tenant’s exercise of its option to purchase its parcel in October 2014 would require us to purchase the real estate that is subject to the ground lease.

We anticipate that the combination of cash on hand, cash provided from operating activities, the availability under our credit facility ($198.8 million at December 31, 2012 subject to covenants), our access to the capital markets and the sale of existing properties will satisfy our expected working capital requirements through at least the next 12 months. Although we believe that the combination of factors discussed above will provide sufficient liquidity, no assurance can be given.

At December 31, 2012, we did not have any contractual obligations that required or allowed settlement, in whole or in part, with consideration other than cash.

Mortgages and notes payable

See the analysis of our debt included in “Liquidity and Capital Resources” above.

Employment Contracts

At December 31, 2012, we had employment contracts with our Chief Executive Officer and Chief Financial Officer that contain minimum guaranteed compensation.  All other employees are subject to at-will employment.

Operating and Capital Leases

We lease office space for our corporate headquarters under an operating lease.  We also have an operating lease adjacent to our former Taylors Square shopping center and a capital ground lease at our Gaines Marketplace shopping center that provides the option to purchase the land parcel in October 2014 for approximately $5.0 million.

Construction Costs

In connection with the development and expansion of various shopping centers as of December 31, 2012, we have entered into agreements for construction activities with an aggregate cost of approximately $5.5 million.

Planned Capital Spending

We are focused on our core strength of enhancing the value of our existing portfolio of shopping centers through successful leasing efforts and the completion of our redevelopment projects currently in process.  In addition, in 2012 we spent $150.0 million in connection with the acquisition of eight properties and approximately 26 acres of land.

For 2013, we anticipate spending approximately $36.2 million for capital expenditures which includes development costs of approximately $18.7 million (of which $4.2 million is reflected in the construction commitments in the above contractual obligations table) and approximately $17.5 million for redevelopment projects, tenant improvements, and leasing costs.

Capitalization

At December 31, 2012 our total market capitalization was $1.3 billion.  Our market capitalization consisted of $543.1 million of net debt (including property-specific mortgages, an unsecured credit facility consisting of a revolving line of credit and term loan, an additional unsecured term loan, junior subordinated notes and a capital lease obligation), $681.7 million of common shares and OP Units (including dilutive securities and based on a market price of $13.31 at December 31, 2012), and $107.9 million of convertible perpetual preferred shares (based on a market price of $53.96 per share at December 31, 2012).  Our net debt to total market capitalization was 40.7% at December 31, 2012, as compared to 51.0% at December 31, 2011.  The increase in total net debt to market capitalization was due primarily to the impact of the May 2012 common equity offering and by the increase in our common share price from $9.83 at December 31, 2011 to $13.31 at December 31, 2012.  Our outstanding debt at December 31, 2012 had a weighted average interest rate of 4.7%, and consisted of $456.3 million of fixed rate debt, including the impact of interest rate swap agreements. Outstanding letters of credit issued under the credit facility totaled approximately $1.2 million at December 31, 2012.

At December 31, 2012, the noncontrolling interest in the Operating Partnership represented a 4.6% ownership in the Operating Partnership.  The OP Units may, under certain circumstances, be exchanged for our common shares of beneficial interest on a one-for-one basis.  We, as sole general partner of the Operating Partnership, have the option, but not the obligation, to settle exchanged OP Units held by others in cash based on the current trading price of our common shares of beneficial interest.  Assuming the exchange of all OP Units, there would have been 50,832,323 of our common shares of beneficial interest outstanding at December 31, 2012, with a market value of approximately $676.6 million.

Funds From Operations

We consider funds from operations, also known as (“FFO”), to be an appropriate supplemental measure of the financial performance of an equity REIT.  Under the NAREIT definition, FFO represents net income available to common shareholders, excluding extraordinary items, as defined under accounting principles generally accepted in the United States of America (“GAAP”), gains (losses) on sales of depreciable property, plus real estate related depreciation and amortization (excluding amortization of financing costs), and after adjustments for unconsolidated partnerships and joint ventures.  In addition, in October 2011, NAREIT clarified its definition of FFO to exclude impairment provisions on depreciable property and equity investments in depreciable property.  Management has restated FFO for prior periods accordingly.

Also, we consider “FFO, excluding items above” a meaningful, additional measure of financial performance because it excludes periodic items such as impairment provisions on land available for sale, bargain purchase gains, and gains or losses on extinguishment of debt that are not adjusted under the current NAREIT definition of FFO.  FFO and “FFO, excluding items above” should not be considered alternatives to GAAP net income available to common shareholders or as alternatives to cash flow as measures of liquidity.

While we consider FFO and “FFO, excluding items above” useful measures for reviewing our comparative operating and financial performance between periods or to compare our performance to different REITs, our computations of FFO and “FFO, excluding items above” may differ from the computations utilized by other real estate companies, and therefore, may not be comparable to these other real estate companies.

We recognize the limitations of FFO and “FFO, excluding items above” when compared to GAAP net income available to common shareholders.  FFO and “FFO, excluding items above” do not represent amounts available for needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties.  In addition, FFO and “FFO, excluding items above” do not represent cash generated from operating activities in accordance with GAAP and are not necessarily indicative of cash available to fund cash needs, including the payment of dividends.  FFO and “FFO, excluding items above” are simply used as additional indicator of our operating performance.  The following table illustrates the calculations of FFO and “FFO, excluding items above”:

	Years Ended December 31,
	2012	2011	2010
	(In thousands, except per share data)
Net loss available to common shareholders	$(46)	$(32,002)	$(20,148)
Adjustments:
Rental property depreciation and amortization expense	39,240	36,271	31,213.00
Pro-rata share of real estate depreciation from unconsolidated joint ventures	6,584	9,310	6,798.00
(Gain) loss on sale of depreciable real estate	(336)	(7,197)	241
Loss (gain) on sale of joint venture depreciable real estate (1)	75	(2,718)	-
Provision for impairment on income-producing properties (2)	2,355	16,332	-
Provision for impairment on equity investments in unconsolidated joint ventures	386	9,611	2,653
Provision for impairment on joint venture income-producing properties (1)	50	1,644	1,820
Deferred gain recognized upon acquisition of real estate	(845)	-	-
Noncontrolling interest in Operating Partnership	353	(1,742)	(1,632)

Funds from operations	$47,816	$29,509	$20,945

Provision for impairment for land available for sale	1,387	11,468	28,787
Bargain purchase gain on acquisition of real estate	-	-	(9,836)
(Gain) loss on extinguishment of debt	-	750	-
Gain on extinguishment of joint venture debt, net of RPT expenses (1)(3)	(178)	-	-
Funds from operations, excluding items above	$49,025	$41,727	$39,896

Weighted average common shares	44,101	38,466	35,046
Shares issuable upon conversion of Operating Partnership Units	2,509	2,785	2,902
Dilutive effect of securities	384	145	178
Weighted average equivalent shares outstanding, diluted	46,994	41,396	38,126

Funds from operations per diluted share	$1.02	$0.71	$0.55
Funds from operations, excluding items above, per diluted share	$1.04	$1.01	$1.05

(1) Amount included in earnings from unconsolidated joint ventures
(2)  The twelve months ended December 31, 2012 amount includes $1.9 million which represents our proportionate ownership share of the total for one property that was previously held in a consolidated partnership.  In June 2012, the partnership completed a deed-in-lieu transfer to the lender in exchange for full release under its mortgage loan obligation in the amount of $8.5 million.

(3) The twelve months ended December 31, 2012 amount includes RPT's costs associated with the liquidation of two joint ventures concurrent with the extinguishment of their debt.

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

In June 2011, the FASB updated ASC 220 “Comprehensive Income” with ASU 2011-05 “Presentation of Comprehensive Income”, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive  statements.  This standard is to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. In December 2011, the FASB deferred portions of this update in its issuance of ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income.”  ASU 2011-12 supersedes certain pending paragraphs in Update 2011-05.  The amendments are being made to allow the FASB time to re-deliberate whether or not to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented.  The new disclosures in this standard did not have a material impact on our results of operations or financial position, other than the presentation of comprehensive income.

In September 2011, the FASB updated ASC 350 “Intangibles – Goodwill and Other” with ASU 2011-08 “Testing Goodwill for Impairment.”  Under this update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary.  This standard is effective for fiscal years beginning after December 15, 2011.  We adopted this standard in the first quarter 2012 and it did not have a material impact on our consolidated financial statements.

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

In December 2011, the FASB updated ASC 220 “Comprehensive Income” with ASU 2011-12 “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05.”  This update requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements.  ASU 2011-12 defers only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income.  The provisions of ASU 2011-12 are effective for public companies in fiscal years beginning after December 15, 2011. The disclosures in this standard did not have a material impact on our results of operations or financial position, other than the presentation of comprehensive income.

In July 2012 the FASB updated ASC 350 “Intangibles – Goodwill and Other – Testing Indefinite-Lived Intangible Assets for Impairment” with ASU 2012-02.   This update amends the procedures for testing the impairment of indefinite-lived intangible assets by permitting an entity to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible assets are impaired. An entity’s assessment of the totality of events and circumstances and their impact on the entity’s indefinite-lived intangible assets will then be used as a basis for determining whether it is necessary to perform the quantitative impairment test as described in ASC 350-30.  ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. We adopted this standard in the fourth quarter 2012 and it did not have a material impact on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We have exposure to interest rate risk on our variable rate debt obligations.  Based on market conditions, we may manage our exposure to interest rate risk by entering into interest rate swap agreements to hedge our variable rate debt.  We are not subject to any foreign currency exchange rate risk or commodity price risk, or other material rate or price risks.  Based on our debt and interest rates and interest rate swap agreements in effect at December 31, 2012, a 100 basis point change in interest rates would impact our future earnings and cash flows by approximately $0.9 million annually.  We believe that a 100 basis point increase in interest rates would decrease the fair value of our total outstanding debt by approximately $6.2 million at December 31, 2012.

We had interest rate swap agreements with an aggregate notional amount of $135.0 million as of December 31, 2012. The agreements provided for fixed rates ranging from 1.2% to 2.0% and had expirations ranging from April 2016 to October 2018.  The following table sets forth information as of December 31, 2012 concerning our long-term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates of maturing amounts and fair market:

	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
(In thousands)
Fixed-rate debt	$13,379	$30,596	$76,683	$3,149	$185,000	$147,457	$456,264	$455,444
Average interest rate	5.9%	5.5%	5.3%	6.6%	4.7%	5.7%	5.2%	5.2%
Variable-rate debt	$-	$-	$-	$40,000	$45,000	$-	$85,000	$85,000
Average interest rate	0.0%	0.0%	0.0%	1.9%	1.9%	0.0%	1.9%	1.9%

We estimated the fair value of our fixed rate mortgages using a discounted cash flow analysis, based on borrowing rates for similar types of borrowing arrangements with the same remaining maturity.  Considerable judgment is required to develop estimated fair values of financial instruments.  The table incorporates only those exposures that exist at December 31, 2012 and does not consider those exposures or positions which could arise after that date or firm commitments as of such date.  Therefore, the information presented therein has limited predictive value.  Our actual interest rate fluctuations will depend on the exposures that arise during the period and on market interest rates at that time.

Item 8. Financial Statements and Supplementary Data

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

We carried out an assessment as of December 31, 2012 of the effectiveness of the design and operation of our disclosure controls and procedures. This assessment was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on such evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that such disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2012.

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

Our management conducted an assessment of our internal controls over financial reporting as of December 31, 2012 using the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2012.

Our independent registered public accounting firm, Grant Thornton LLP, has issued an attestation report on our internal control over financial reporting.  Their report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Trustees and Shareholders
Ramco-Gershenson Properties Trust

We have audited the  internal control over financial reporting of Ramco-Gershenson Properties Trust (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2012, and our report dated February 26, 2013 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Southfield, Michigan
February 26, 2013

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.
PART III

Item 10. Directors, Executive Officers and Corporate Governance

Incorporated by reference from our definitive proxy statement to be filed within 120 days after the end of our fiscal year covered by this Form 10-K.

Item 11. Executive Compensation

Incorporated by reference from our definitive proxy statement to be filed within 120 days after the end of our fiscal year covered by this Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding our equity compensations plans as of December 31, 2012:

	(A)	(B)	(C)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	468,831	$30.05	2,020,308
Equity compensation plans not approved by security holders	-	-	-

Total	468,831	$30.05	2,020,308

The total in Column (A) above consisted of options to purchase 227,743 common shares, 52,004 deferred common shares (see Note 16 of the notes to the consolidated financial statements for further information) and 189,084 restricted common shares issuable on the satisfaction of applicable performance measures.  The number of restricted shares overstates dilution to the extent we do not satisfy the applicable performance measures.

Additional information required by this Item is incorporated by reference from our definitive proxy statement to be filed within 120 days after the end of our fiscal year covered by this Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference from our definitive proxy statement to be filed within 120 days after the end of our fiscal year covered by this Form 10-K.

Item 14. Principal Accountant Fees and Services

Incorporated by reference from our definitive proxy statement to be filed within 120 days after the end of our fiscal year covered by this Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) (1)           Consolidated financial statements.  See “Item 8 – Financial Statements and Supplementary Data.”
  (2)           Financial statement schedule.  See “Item 8 – Financial Statements and Supplementary Data.”
                (3)           Exhibits

3.1	Articles of Restatement of Declaration of Trust of the Company, effective June 8, 2010, incorporated by reference to Exhibit 3.1 to the Company's Form 8-K dated June 8, 2010.
3.2	Amended and Restated Bylaws of the Company, effective February 23, 2012 incorporated by reference to Exhibit 3.1 to the Company's Form 8-K dated February 29, 2012.
3.3
Articles of Amendment, as filed with the State Department of Assessments and Taxation of Maryland on April 5, 2012, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K dated April 6, 2012.

3.4
Articles Supplementary, as filed with the State Department of Assessments and Taxation of Maryland on April 5, 2012, incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K dated April 6, 2012.

3.5
Articles Supplementary, as filed with the State Department of Assessments and Taxation of Maryland on April 28, 2012, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K dated April 28, 2012.

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

10.6
Second Amended and Restated Limited Liability Company Agreement of Ramco Jacksonville LLC, dated March 1, 2005, by Ramco-Gershenson Properties , L.P. and SGC Equities LLC., incorporated by reference Exhibit 10.65 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2005.

10.7
Employment Agreement, dated as of August 1, 2007,  between the Company and Dennis Gershenson, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007.**

10.8
Restricted Share Award Agreement Under 2008 Restricted Share Plan for Non-Employee Trustee, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008.**

10.9*	Summary of Trustee Compensation Program.**
10.10	Restricted Share Plan for Non-Employee Trustees, incorporated by reference to Appendix A of the Company’s 2008 Proxy Statement filed on April 30, 2008.**
10.11	Ramco-Gershenson Properties Trust 2009 Omnibus Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K, dated June 15, 2009. **
10.12
Separation Agreement and Release between Ramco-Gershenson Properties Trust and Richard J. Smith, dated December 23, 2009, incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K, dated December 29, 2009.

10.13
Employment Letter, dated February 16, 2010, between Ramco-Gershenson Properties Trust and Gregory R. Andrews, incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K, dated February 19, 2010.**

10.14	Change in Control Policy, dated March 1, 2010, incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K dated March 4, 2010.
10.15
Registration Rights Agreement, dated February 17, 2010, between Ramco-Gershenson Properties Trust and JCP Realty, Inc., incorporated by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009.

10.16	Form of Non-Qualified Option Agreement Under 2009 Omnibus Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K dated June 15, 2009**
10.17	Form of Restricted Stock Award Agreement Under 2009 Omnibus Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K dated June 15, 2009**
10.18
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

10.19
Unconditional Guaranty of Payment and Performance, dated as of September 30, 2011, by Ramco-Gershenson Properties Trust, in favor of KeyBank National Association and the other lenders under the Unsecured Term Loan Agreement incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2011.

10.20	2012 Executive Incentive Plan, dated January 12, 2012, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 13, 2012.
10.21
Third Amended and Restated Unsecured Master Loan Agreement dated as of July 19, 2012 among Ramco-Gershenson Properties, L.P., as Borrower, Ramco-Gershenson Properties Trust, as a Guarantor, KeyBank National Association, as a Bank, the Other Banks which are a Party to this Agreement, the Other Banks which may become Parties to this Agreement, KeyBank National Association, as Agent, KeyBanc Capital Markets, as Sole Lead Manager and Arranger, JPMorgan Chase Bank, N.A. and Bank of America, N.A. as Co-Syndication Agents, and Deutsche Bank Securities Inc. and PNC Bank, National Association, as Co Documentation Agents incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q ended  June 30, 2012.

10.22
Third Amended and Restated Unconditional Guaranty of Payment and Performance, dated as of July 19, 2012 by Ramco-Gershenson Properties Trust, as Guarantor, in favor of KeyBank National Association and certain other lenders incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q ended June 30, 2012.

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

Ramco-Gershenson Properties Trust

Dated: February 26, 2013	By: /s/ Dennis E. Gershenson
Dennis E. Gershenson,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of registrant and in the capacities and on the dates indicated.

Dated: February 26, 2013	By: /s/ Stephen R. Blank
Stephen R. Blank,
Chairman

Dated: February 26, 2013	By: /s/ Dennis E. Gershenson
Dennis E. Gershenson,
Trustee, President and Chief Executive Officer
(Principal Executive Officer)

Dated: February 26, 2013	By: /s/ Arthur H. Goldberg
Arthur H. Goldberg,
Trustee

Dated: February 26, 2013	By: /s/ Robert A. Meister
Robert A. Meister,
Trustee

Dated: February 26, 2013	By: /s/ David J. Nettina
David J. Nettina,
Trustee

Dated: February 26, 2013	By: /s/ Matthew L. Ostrower
Matthew L. Ostrower,
Trustee

Dated: February 26, 2013	By: /s/ Joel M. Pashcow
Joel M. Pashcow,
Trustee

Dated: February 26, 2013	By: /s/ Mark K. Rosenfeld
Mark K. Rosenfeld,
Trustee

Dated: February 26, 2013	By: /s/ Michael A. Ward
Michael A. Ward,
Trustee

Dated: February 26, 2013	By: /s/ Gregory R. Andrews
Gregory R. Andrews,
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

RAMCO-GERSHENSON PROPERTIES TRUST

Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Trustees and Shareholders
Ramco-Gershenson Properties Trust

We have audited the accompanying consolidated balance sheets of Ramco-Gershenson Properties Trust (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ramco-Gershenson Properties Trust and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 26, 2013 expressed an unqualified opinion.

/s/GRANT THORNTON LLP

Southfield, Michigan
February 26, 2013

RAMCO-GERSHENSON PROPERTIES TRUST
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31,
	2012	2011
ASSETS
Income producing properties, at cost:
Land	$166,500	$133,145
Buildings and improvements	952,671	863,763
Less accumulated depreciation and amortization	(237,462)	(222,722)
Income producing properties, net	881,709	774,186
Construction in progress and land held for development or sale	98,541	87,549
Net real estate	980,250	861,735
Equity investments in unconsolidated joint ventures	95,987	97,020
Cash and cash equivalents	4,233	12,155
Restricted cash	3,892	6,063
Accounts receivable, net	7,976	9,614
Note receivable	-	3,000
Other assets, net	72,953	59,236
TOTAL ASSETS	$1,165,291	$1,048,823

LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgages and notes payable:
Mortgages payable	$293,156	$325,887
Unsecured revolving credit facility	40,000	29,500
Unsecured term loan facilities	180,000	135,000
Junior subordinated notes	28,125	28,125
Total mortgages and notes payable	541,281	518,512
Capital lease obligation	6,023	6,341
Accounts payable and accrued expenses	21,589	18,662
Other liabilities	26,187	15,528
Distributions payable	10,379	8,606
TOTAL LIABILITIES	605,459	567,649

Commitments and Contingencies

Ramco-Gershenson Properties Trust ("RPT") Shareholders' Equity:
Preferred shares, $0.01 par, 2,000 shares authorized: 7.25% Series D	$100,000	$100,000
Cumulative Convertible Perpetual Preferred Shares, (stated at liquidation preference $50 per share), 2,000 shares issued and outstanding as of
December 31, 2012 and December 31, 2011
Common shares of beneficial interest, $0.01 par, 80,000 shares authorized,	485	387
48,489 and 38,735 shares issued and outstanding as of December 31, 2012 and 2011, respectively
Additional paid-in capital	683,609	570,225
Accumulated distributions in excess of net income	(249,070)	(218,888)
Accumulated other comprehensive loss	(5,241)	(2,649)
TOTAL SHAREHOLDERS' EQUITY ATTRIBUTABLE TO RPT	529,783	449,075
Noncontrolling interest	30,049	32,099
TOTAL SHAREHOLDERS' EQUITY	559,832	481,174

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,165,291	$1,048,823

The accompanying notes are an integral part of these consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)

	Year Ended December 31,
	2012	2011	2010
REVENUE
Minimum rent	$90,354	$79,440	$73,006
Percentage rent	601	244	354
Recovery income from tenants	31,664	29,673	27,104
Other property income	2,055	4,091	2,980
Management and other fee income	4,064	4,126	4,192
TOTAL REVENUE	128,738	117,574	107,636

EXPENSES
Real estate taxes	17,076	16,452	15,052
Recoverable operating expense	15,879	14,404	13,561
Other non-recoverable operating expense	2,838	3,540	2,420
Depreciation and amortization	39,479	34,594	29,344
General and administrative expense	19,445	19,646	18,988
TOTAL EXPENSES	94,717	88,636	79,365

INCOME BEFORE OTHER INCOME AND EXPENSES, TAX AND DISCONTINUED OPERATIONS	34,021	28,938	28,271

OTHER INCOME AND EXPENSES
Other expense, net	(66)	(257)	(973)
Gain on sale of real estate	69	231	2,096
Earnings (loss) from unconsolidated joint ventures	3,248	1,669	(221)
Interest expense	(25,895)	(27,636)	(30,268)
Amortization of deferred financing fees	(1,449)	(1,861)	(2,602)
Provision for impairment	(1,766)	(16,917)	(28,787)
Provision for impairment on equity investments in unconsolidated joint ventures	(386)	(9,611)	(2,653)
Bargain purchase gain on acquisition of real estate	-	-	9,836
Deferred gain recognized upon acquisition of real estate	845	-	1,796
Loss on extinguishment of debt	-	(1,968)	-
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAX	8,621	(27,412)	(23,505)
Income tax benefit (provision)	34	(795)	670
INCOME (LOSS) FROM CONTINUING OPERATIONS	8,655	(28,207)	(22,835)

DISCONTINUED OPERATIONS
Gain (loss) on sale of real estate	336	9,406	(2,050)
Gain (loss) on extinguishment of debt	307	1,218	(242)
Provision for impairment	(2,536)	(10,883)	-
Income (loss) from discontinued operations	330	(34)	1,403
LOSS FROM DISCONTINUED OPERATIONS	(1,563)	(293)	(889)

NET INCOME (LOSS)	7,092	(28,500)	(23,724)
Net loss attributable to noncontrolling partner interest	112	1,742	3,576
NET INCOME (LOSS) ATTRIBUTABLE TO RPT	7,204	(26,758)	(20,148)
Preferred share dividends	(7,250)	(5,244)	-
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(46)	$(32,002)	$(20,148)

(LOSS) EARNINGS PER COMMON SHARE, BASIC
Continuing operations	$0.03	$(0.83)	$(0.55)
Discontinued operations	(0.03)	(0.01)	(0.02)
	$-	$(0.84)	$(0.57)
(LOSS) EARNINGS PER COMMON SHARE, DILUTED
Continuing operations	$0.03	$(0.83)	$(0.55)
Discontinued operations	(0.03)	(0.01)	(0.02)
	$-	$(0.84)	$(0.57)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	44,101	38,466	35,046
Diluted	44,485	38,466	35,046
		.
OTHER COMPREHENSIVE INCOME
Net income (loss)	$7,092	$(28,500)	$(23,724)
Other comprehensive income:
(Loss) gain on interest rate swaps	(2,745)	(2,828)	2,517
Comprehensive income (loss)	4,347	(31,328)	(21,207)
Comprehensive loss (income) attributable to noncontrolling interest	153	179	(3,207)
COMPREHENSIVE INCOME ATTRIBUTABLE TO RPT	$4,500	$(31,149)	$(24,414)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except share amounts)

	Shareholders' Equity of Ramco-Gershenson Properties Trust
	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Shareholders’ Equity

Balance, December 31, 2009	$-	$309	$486,731	$(117,663)	$(2,149)	$39,337	$406,565
Issuance of common shares	-	70	75,623	-	-	-	75,693
Conversion and redemption of OP unit holders	-	-	-	-	-	(41)	(41)
Share-based compensation and other expense	-	-	1,016	-	-	-	1,016
Dividends declared to common shareholders	-	-	-	(23,498)	-	-	(23,498)
Distributions declared to noncontrolling interests	-	-	-	-	-	(1,895)	(1,895)
Dividends paid on restricted shares	-	-	-	(167)	-	-	(167)
Consolidation of variable interest entity	-	-	-	-	-	2,900	2,900
Other comprehensive income adjustment	-	-	-	-	2,149	368	2,517
Net loss	-	-	-	(20,148)	-	(3,576)	(23,724)
Balance, December 31, 2010	-	379	563,370	(161,476)	-	37,093	439,366
Issuance of common shares	-	8	8,329	-	-	-	8,337
Issuance of preferred shares	100,000	-	(3,358)	-	-	-	96,642
Conversion and redemption of OP unit holders	-	-	-	-	-	(3)	(3)
Share-based compensation and other expense	-	-	1,884	-	-	-	1,884
Dividends declared to common shareholders	-	-	-	(25,203)	-	-	(25,203)
Dividends declared to preferred shareholders	-	-	-	(5,244)	-	-	(5,244)
Distributions declared to noncontrolling interests	-	-	-	-	-	(2,077)	(2,077)
Dividends paid on restricted shares	-	-	-	(207)	-	-	(207)
Purchase of partner's interest in consolidated variable interest entity	-	-	-	-	-	(993)	(993)
Other comprehensive loss adjustment	-	-	-	-	(2,649)	(179)	(2,828)
Net loss	-	-	-	(26,758)	-	(1,742)	(28,500)
Balance, December 31, 2011	$100,000	$387	$570,225	$(218,888)	$(2,649)	$32,099	$481,174
Issuance of common shares	-	98	111,370	-	-	-	111,468
Conversion and redemption of OP unit holders	-	-	-	-	-	(3)	(3)
Share-based compensation and other expense	-	-	2,014	-	-	-	2,014
Dividends declared to common shareholders	-	-	-	(29,863)	-	-	(29,863)
Dividends declared to preferred shareholders	-	-	-	(7,250)	-	-	(7,250)
Distributions declared to noncontrolling interests	-	-	-	-	-	(1,782)	(1,782)
Dividends declared to deferred shares	-	-	-	(273)	-	-	(273)
Other comprehensive income adjustment	-	-	-	-	(2,592)	(153)	(2,745)
Net income (loss)	-	-	-	7,204	-	(112)	7,092
Balance, December 31, 2012	$100,000	$485	$683,609	$(249,070)	$(5,241)	$30,049	$559,832

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2012	2011	2010
OPERATING ACTIVITIES
Net income	$7,092	$(28,500)	$(23,724)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including discontinued operations	39,822	37,026	32,026
Amortization of deferred financing fees, including discontinued operations	1,454	1,879	2,663
Income tax (benefit) provision	(34)	795	(670)
Earnings from unconsolidated joint ventures	(3,248)	(1,669)	221
Distributions received from operations of unconsolidated joint ventures	3,793	4,413	2,904
Provision for impairment, including discontinued operations	4,302	27,800	28,787
Provision for impairment on equity investments in unconsolidated joint ventures	386	9,611	2,653
(Gain) loss on extinguishment of debt, including discontinued operations	(307)	750	242
Deferred gain recognized	(845)	-	(1,796)
Gain on sale of real estate, including discontinued operations	(405)	(9,638)	(46)
Bargain purchase gain on acquisition of real estate	-	-	(9,836)
Amortization of premium on mortgages and notes payable, net	(30)	(35)	(202)
Share-based compensation expense	2,120	1,849	1,279
Long-term incentive cash compensation expense	445	-	-
Changes in assets and liabilities:
Accounts receivable, net	1,128	(252)	5,112
Other assets, net	6,349	4,577	3,758
Accounts payable, accrued expenses and other liabilities	172	(3,903)	(122)
Net cash provided by operating activities	62,194	44,703	43,249

INVESTING ACTIVITIES
Acquisitions of real estate	$(149,960)	$(77,260)	(55,779)
Development and capital improvements	(38,431)	(24,430)	(31,939)
Net proceeds from sales of real estate	10,292	28,803	4,023
Distributions from sale of joint venture property	3,587	3,756	-
Decrease (increase) in restricted cash	2,171	(337)	(1,520)
Investment in unconsolidated joint ventures	(3,869)	(9,279)	(13,720)
Note repayment (receivable) from third party	3,000	-	(3,000)
Purchase of partner's equity in consolidated joint ventures	-	(1,000)	-
Net cash used in investing activities	(173,210)	(79,747)	(101,935)

FINANCING ACTIVITIES
Proceeds on mortgages and notes payable	$45,000	$135,586	46,000
Repayment of mortgages and notes payable	(24,200)	(79,840)	(63,159)
Net proceeds (repayments) on revolving credit facility	10,500	(90,250)	27,714
Payment of deferred financing costs	(1,959)	(2,839)	(1,173)
Proceeds from issuance of common shares	111,468	8,819	75,693
Proceeds from issuance of preferred shares	-	96,642	-
Repayment of capitalized lease obligation	(318)	(300)	(283)
Dividends paid to preferred shareholders	(7,250)	(3,432)	-
Dividends paid to common shareholders	(28,333)	(25,203)	(22,501)
Distributions paid to operating partnership unit holders	(1,814)	(2,159)	(1,906)
Net cash provided by financing activities	103,094	37,024	60,385

Net change in cash and cash equivalents	(7,922)	1,980	1,699
Cash from consolidated variable interest entity	-	-	44
Cash and cash equivalents at beginning of period	12,155	10,175	8,432
Cash and cash equivalents at end of period	$4,233	$12,155	$10,175

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY
Conveyance of ownership interest to lender, release from mortgage obligation	$8,501	$9,107	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest (net of capitalized interest of $996, $325 and $1,158 in 2012, 2011 and 2010, respectively)	$25,686	$28,747	$29,746
Cash paid for federal income taxes	16	63	28

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2012, 2011 and 2010

1. Organization and Summary of Significant Accounting Policies

Ramco-Gershenson Properties Trust, together with our subsidiaries (the “Company”), is a real estate investment trust (“REIT”) engaged in the business of owning, developing, redeveloping, acquiring, managing and leasing community shopping centers located predominantly in the Eastern and Midwestern regions of the United States.  Our property portfolio consists of 52 wholly owned shopping centers and one office building comprising approximately 10.0 million square feet.  In addition, we are co-investor in and manager of two significant joint ventures that own portfolios of shopping centers.  We own 30% of Ramco/Lion Venture L.P., an entity that owns 15 shopping centers comprising approximately 3.0 million square feet.  We own 20% of Ramco 450 Venture LLC, an entity that owns eight shopping centers comprising approximately 1.7 million square feet.  We also have ownership interests in three smaller joint ventures that each own a shopping center.  Our joint ventures are reported using equity method accounting.  We earn fees from the joint ventures for managing, leasing, and redeveloping the shopping centers they own.  We also own interests in three parcels of land held for development and five parcels of land adjacent to certain of our existing developed properties located in Florida, Georgia, Michigan, Tennessee, and Virginia.

We made an election to qualify as a REIT for federal income tax purposes.  Accordingly, we generally will not be subject to federal income tax, provided that we annually distribute at least 90% of our taxable income to our shareholders and meet other conditions.

Principles of Consolidation and Estimates

The consolidated financial statements include the accounts of us and our majority owned subsidiary, the Operating Partnership, Ramco-Gershenson Properties, L.P. (95.4%, 93.7%, and 92.9% owned by us at December 31, 2012, 2011 and 2010, respectively), and all wholly-owned subsidiaries, including entities in which we have a controlling interest or have been determined to be the primary beneficiary of a variable interest entity (“VIE”).  The presentation of consolidated financial statements does not itself imply that assets of any consolidated entity (including any special-purpose entity formed for a particular project) are available to pay the liabilities of any other consolidated entity, or that the liabilities of any other consolidated entity (including any special-purpose entity formed for a particular project) are obligations of any other consolidated entity.  Investments in real estate joint ventures over which we have the ability to exercise significant influence, but for which we do not have financial or operating control, are accounted for using the equity method of accounting.  Accordingly, our share of the earnings (loss) of these joint ventures is included in consolidated net income (loss).  All intercompany transactions and balances are eliminated in consolidation.

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

Sales Tax

We collect various taxes from tenants and remit these amounts, on a net basis, to the applicable taxing authorities.

Reclassifications

Certain reclassifications of prior period amounts have been made in the financial statements in order to conform to the 2012 presentation.

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

We provide for bad debt expense based upon the allowance method of accounting. We continuously monitor the collectability of our accounts receivable from specific tenants, analyze historical bad debts, customer creditworthiness, current economic trends and changes in tenant payment terms when evaluating the adequacy of the allowance for bad debts.  Allowances are taken for those balances that we have reason to believe will be uncollectible.  When tenants are in bankruptcy, we make estimates of the expected recovery of pre-petition and post-petition claims.  The period to resolve these claims can exceed one year.  Management believes the allowance for doubtful accounts is adequate to absorb currently estimated bad debts.  However, if we experience bad debts in excess of the allowance we have established, our operating income would be reduced.  At December 31, 2012 and 2011, our accounts receivable were $8.0 million and $9.6 million, respectively, net of allowances for doubtful accounts of $2.6 million and $3.5 million, respectively.

In addition, many of our leases contain non-contingent rent escalations for which we recognize income on a straight-line basis over the non-cancelable lease term.  This method results in rental income in the early years of a lease being higher than actual cash received, creating a straight-line rent receivable asset which is included in the “Other Assets” line item in our consolidated balance sheets.  We review our unbilled straight-line rent receivable balance to determine the future collectability of revenue that will not be billed to or collected from tenants due to early lease terminations, lease modifications, bankruptcies and other factors.  Our evaluation is based on our assessment of tenant credit risk changes indicating that expected future straight-line rent may not be realized.  Depending on circumstances, we may provide a reserve against the previously recognized straight-line rent receivable asset for a portion, up to its full value, that we estimate may not be received.  The balance of straight-line rent receivable at December 31, 2012 and 2011, net of allowances was $14.8 million and $16.0 million, respectively and is included in other assets on our consolidated balance sheets.  To the extent any of the tenants under these leases become unable to pay their contractual cash rents, we may be required to write down the straight-line rent receivable from those tenants, which would reduce our operating income.

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

We allocate the costs of acquisitions to assets acquired and liabilities assumed based on estimated fair values, replacement costs and appraised values.  The purchase price of the acquired property is allocated to land, building, improvements and identifiable intangibles such as in-place leases, above/below market leases, out-of-market assumed mortgages, and gain on purchase, if any.  The value allocated to above-below market leases is amortized over the related lease term and included in rental income in our consolidated statements of operations. Should a tenant terminate its lease prior to its stated expiration, all unamortized amounts relating to that lease would be written off.

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

It is our policy to start vertical construction on new development projects only after the project has received entitlements, significant anchor leasing commitments, construction financing and joint venture partner commitments, if appropriate.  We are in the entitlement and pre-leasing phases at our pre-development projects.

At December 31, 2012, we had three projects under pre-development.  Our land held for development consisted of:

Costs Incurred
To Date
Development Project/Location	(In thousands)

Hartland Towne Square - Hartland Twp., MI	$25,210
Lakeland Park Center - Lakeland, FL	21,909
Parkway Shops - Phase II - Jacksonville, FL (1)	14,193

Total	$61,312

(1)
During 2012, we continued Phase I construction on Parkway Shops, our ground up development of an 89,123 square foot retail shopping center located in Jacksonville, Florida.  The center will be anchored by a 45,000 square foot Dick’s Sporting Goods and a 25,000 square foot Marshalls and will also include approximately 19,000 square feet of non-anchor space.  The net cost of Phase I is approximately $19.6 million.  Costs shown here relate to land held for Phase II.

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

In 2012, we recorded impairment provisions totaling $4.7 million and consisted of:
•
$1.4 million related to land held for development or sale and was primarily due to additional costs to ready parcels for sale and changes in estimated market value of parcels in our Stafford County, Virginia project;

•
$2.9 million of impairment provisions related to income producing properties.  Our decision to sell additional income producing properties accounted for $0.4 million of impairment due to the estimated sales price being lower than the net book value of one property.  The balance of $2.5 million of impairment relates to a property that was previously held in a consolidated partnership and was the result of the partnerships decision to convey its ownership interest in the property to the lender in 2012;and

•	$0.4 million related to other-than-temporary decline in the fair market values of our investment in two unconsolidated joint ventures.

Investments in Real Estate Joint Ventures

We have five equity investments in unconsolidated joint venture entities in which we own 50% or less of the total ownership interest.  Because we can influence but not control these joint ventures, these investments are accounted for under the equity method. We provide leasing, development, asset and property management services to these joint ventures for which we are paid fees.  Refer to Note 7 of the notes to the consolidated financial statements for further information.

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

As a result of our impairment testing, we recorded non-cash impairment provisions of $0.4 million and $9.6 million in 2012 and 2011, respectively.  These amounts related to the other-than-temporary declines in the fair market value of various equity investments in our unconsolidated joint ventures.  Refer to Note 6 of the notes to the consolidated financial statements for more information.

Other Assets, net

Other assets consist primarily of acquired lease intangibles, straight-line rent receivable, deferred leasing costs, deferred financing costs, and prepaid expenses.  Deferred financing and leasing costs are amortized using the straight-line method over the terms of the respective agreements. Should a tenant terminate its lease, the unamortized portion of the leasing cost is expensed.  Unamortized financing costs are expensed when the related agreements are terminated before their scheduled maturity dates.  We review our unbilled straight-line rent receivable balance to determine the future collectability of revenue that will not be billed to or collected from tenants due to early lease terminations, lease modifications, bankruptcies and other factors.  Our evaluation is based on our assessment of tenant credit risk changes indicating that expected future straight-line rent may not be realized.  Depending on circumstances, we may provide a reserve against the previously recognized straight-line rent receivable asset for a portion, up to its full value, that we estimate may not be received.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.  Cash balances in individual banks may exceed the federally insured limit by the Federal Deposit Insurance Corporation (the “FDIC”).  From December 31, 2010 through December 31, 2012 the FDIC provided temporary unlimited deposit insurance coverage. As of January 31, 2013, we had $2.8 million in excess of the FDIC insured limit.

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

Certain of our operations, including property and asset management, as well as ownership of certain land parcels, are conducted through taxable REIT subsidiaries, (“TRSs”) which are subject to federal and state income taxes.  During the years ended December 31, 2012, 2011, and 2010, we sold various properties and land parcels at a gain, resulting in both a federal and state tax liability.  See Note 17 of the notes to the consolidated financial statements for further information.

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

Noncontrolling Interest in Subsidiaries

We have certain noncontrolling interest in subsidiaries that are generally exchangeable for our common shares on a 1:1 basis or cash, at our election.   Noncontrolling interest is classified as a separate component of equity outside of the permanent equity section of our consolidated balance sheets.  Consolidated net income and comprehensive income includes the noncontrolling interest’s share.  The calculation of earnings per share is based on income available to common shareholders.

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

In June 2011, the FASB updated ASC 220 “Comprehensive Income” with ASU 2011-05 “Presentation of Comprehensive Income,” which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive  statements.  This standard is to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. In December 2011, the FASB deferred portions of this update in its issuance of ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income.”  ASU 2011-12 supersedes certain pending paragraphs in Update 2011-05.  The amendments are being made to allow the FASB time to re-deliberate whether or not to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented.  The new disclosures in this standard did not have a material impact on our results of operations or financial position, other than the presentation of comprehensive income.

In September 2011, the FASB updated ASC 350 “Intangibles – Goodwill and Other” with ASU 2011-08 “Testing Goodwill for Impairment.”  Under this update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary.  This standard is effective for fiscal years beginning after December 15, 2011.  We adopted this standard in the first quarter 2012 and it did not have a material impact on our consolidated financial statements.

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

In December 2011, the FASB updated ASC 220 “Comprehensive Income” with ASU 2011-12 “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05.”  This update requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements.  ASU 2011-12 defers only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income.  The provisions of ASU 2011-12 are effective for public companies in fiscal years beginning after December 15, 2011. The disclosures in this standard did not have a material impact on our results of operations or financial position, other than the presentation of comprehensive income.

In July 2012 the FASB updated ASC 350 “Intangibles – Goodwill and Other – Testing Indefinite-Lived Intangible Assets for Impairment” with ASU 2012-02.   This update amends the procedures for testing the impairment of indefinite-lived intangible assets by permitting an entity to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible assets are impaired. An entity’s assessment of the totality of events and circumstances and their impact on the entity’s indefinite-lived intangible assets will then be used as a basis for determining whether it is necessary to perform the quantitative impairment test as described in ASC 350-30.  ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. We adopted this standard in the fourth quarter 2012 and it did not have a material impact on our consolidated financial statements.

3. Real Estate

Included in our net real estate are income producing shopping center properties that are recorded at cost less accumulated depreciation and amortization.

Land held for development or sale includes real estate projects where vertical construction has yet to commence, but which have been identified by us and are available for future development when market conditions dictate the demand for a new shopping center.  Land held for development or sale was $81.5 million and $78.6 million at December 31, 2012 and 2011, respectively.  The increase in land held for development or sale from December 31, 2011 to December 31, 2012 was primarily attributable to infrastructure costs related to future phases at Parkway Shops offset by impairment provisions recorded on certain land parcels.

Construction in progress represents existing development and redevelopment projects. When projects are substantially complete and ready for their intended use, balances are transferred to land, buildings or improvements as appropriate.  Construction in progress was $17.0 million and $8.9 million at December 31, 2012 and December 31, 2011, respectively.  The increase in construction in progress from December 31, 2011 to December 31, 2012 was due primarily to the ongoing construction of Parkway Shops – Phase I, located in Jacksonville, Florida.

4. Property Acquisitions and Dispositions

Acquisitions

The following table provides a summary of our acquisitions during 2012, 2011 and 2010:

				Gross
Property Name	Location	GLA / Acreage	Date Acquired	Purchase Price		Debt

Spring Meadows Place II	Holland, OH	49,644	12/19/12	$2,367		$-
The Shoppes at Fox River - Phase II	Waukesha (Milwaukee), WI	47,058	12/13/12	10,394	(1)	-
Southfield Expansion	Southfield, MI	19,410	09/18/12	868		-
The Shoppes of Lakeland	Lakeland, FL	183,842	09/06/12	28,000		-
Central Plaza	Ballwin (St. Louis), MO	166,431	06/07/12	21,600		-
Harvest Junction North	Longmont (Boulder), CO	159,385	06/01/12	38,181	(1)	-
Harvest Junction South	Longmont (Boulder), CO	176,960	06/01/12	33,550		-
Nagawaukee Shopping Center	Delafield (Milwaukee), WI	113,617	06/01/12	15,000		-
	Total consolidated income producing acquisitions - 2012			$149,960		$-

Town & Country Crossing	Town and Country (St. Louis), MO	141,996	11/30/11	$37,850		$-
Heritage Place	Creve Coeur (St. Louis), MO	269,254	05/19/11	39,410		-
	Total consolidated income producing acquisitions - 2011			$77,260		$-

The Shoppes at Fox River	Waukesha (Milwaukee), WI	135,610	12/29/10	$23,840		$-
Merchants' Square (2)	Carmel (Indianapolis), IN	278,875	10/01/10	16,739		-
Liberty Square	Wauconda (Chicago), IL	107,369	08/10/10	15,200		-
	Total consolidated income producing acquisitions - 2010			$55,779		$-

(1)	Purchase price includes vacant land adjacent to the shopping center available for future development.
(2)
In the third quarter of 2010, we acquired the $32.7 million mortgage note securing Merchants’ Square, a shopping center entity that was part of the Ramco 450 Venture LLC joint venture, for $16.8 million.  During the fourth quarter of 2010, our joint venture partner transferred its interest in the property to us for nominal consideration.  See Note 7 of the notes to the consolidated financial statements for additional information.

The total aggregate fair value of the acquisitions was allocated and is reflected in the following table in accordance with accounting guidance for business combinations.  At the time of acquisition, these assets and liabilities were considered Level 2 fair value measurements:

	December 31,
	2012	2011	2010
	(In thousands)
Land	$38,756	$22,294	$12,331
Buildings and improvements	100,216	48,971	49,051
Above market leases	1,874	996	1,910
Lease origination costs	2,522	7,733	7,576
Other assets	16,566	2,099	467
Below market leases	(9,974)	(4,833)	(3,392)
Other liabilities	-	-	(492)
Deferred liability	-	-	(1,836)
Total fair value	149,960	77,260	65,615
Bargain purchase gain	-	-	(9,836)
Total purchase price allocated	$149,960	$77,260	$55,779

Dispositions

The following table provides a summary of our disposition activity during 2012, 2011, and 2010:

				Gross
Property Name	Location	GLA / Acreage	Date Sold	Sales Price	Debt Repaid	Gain on Sale
				(In thousands)
Southbay SC and Pelican Plaza	Osprey and Sarasota, FL	189,763	05/15/12	$5,600	$-	$72
Eastridge Commons	Flint, MI	169,676	02/27/12	1,750	-	137
OfficeMax Center	Toledo, OH	22,930	03/27/12	1,725	-	127
	Total consolidated income producing dispositions			$9,075	$-	$336

Outparcel	Roswell, GA	2.26	02/14/12	$2,030	$-	$69
	Total consolidated land / outparcel dispositions			$2,030	$-	$69

	Total 2012 consolidated dispositions			$11,105	$-	$405

Taylors Square	Greenville, SC	33,791	12/20/11	$4,300	$-	$1,020
Sunshine Plaza	Tamarac, FL	237,026	07/11/11	15,000	-	(32)
Lantana Shopping Center	Lantana, FL	123,014	04/29/11	16,942	-	6,209
	Total consolidated income producing dispositions			$36,242	$-	$7,197

Southbay Shopping Center - outparcel	Osprey, FL	1.31	06/29/11	$2,625	$-	$2,240
River City Shopping Center - outparcel	Jacksonville, FL	0.95	03/02/11	678	-	74
River City Shopping Center - outparcel	Jacksonville, FL	1.02	01/21/11	663	-	127
	Total consolidated land / outparcel dispositions			$3,966	$-	$2,441

	Total 2011 consolidated dispositions			$40,208	$-	$9,638

Ridgeview Crossing SC	Elkin, NC	211,524	05/12/10	$900	$-	$(2,050)
	Total consolidated income producing dispositions			$900	$-	$(2,050)

Promenade at Pleasant Hill - outparcel	Duluth, GA	2.55	09/30/10	$1,900	$-	$1,611
Ramco Hartland - outparcel	Hartland, MI	0.93	09/23/10	435	-	25
Ramco Jacksonville - outparcel	Jacksonville, FL	1.29	06/20/10	1,069	-	460
	Total consolidated land / outparcel dispositions			$3,404	$-	$2,096

	Total 2010 consolidated dispositions			$4,304	$-	$46

5. Discontinued Operations

We will classify properties as held for sale when executed purchase and sales agreement contingencies have been satisfied thereby signifying that the sale is guaranteed and legally binding.  As of December 31, 2012, we did not have any properties held for sale.

The following table provides a summary of selected operating results for those properties sold during the years ended December 31, 2012, 2011 and 2010:

	December 31,
	2012	2011	2010
	(In thousands)
Total revenue	$1,989	$7,429	$12,003
Expenses:
Recoverable operating expenses	558	3,075	4,304
Other non-recoverable property operating expenses	264	470	1,122
Depreciation and amortization	342	2,431	2,682
Interest expense	248	1,487	2,492
Operating income (loss) of properties sold	577	(34)	1,403
Other expense	(247)	-	-
Provision for impairment	(2,536)	(10,883)	-
Gain (loss) on extinguishment of debt	307	1,218	(242)
Gain (loss) on sale of properties	336	9,406	(2,050)
Loss from discontinued operations	$(1,563)	$(293)	$(889)

6. Impairment Provisions

We established provisions for impairment during the years ended December 31 for the following consolidated assets and unconsolidated joint venture investments:

	Year Ended
	December 31,
	2012	2011	2010
	(In thousands)
Land held for development or sale (1)	$1,387	$11,468	$28,787
Income producing properties available for sale (2)	2,915	16,332	-
Investments in unconsolidated joint ventures (3)	386	9,611	2,653
Total	$4,688	$37,411	$31,440

(1)
In 2012, changes to estimated sales price assumptions and additional costs to complete to ready parcels for sale triggered an impairment provision of $1.4 million.  Refer to Note 1 under Accounting for the Impairment of Long-Lived Assets for a discussion of inputs used in determining the fair value of long-lived assets.

(2)
In 2012, our decision to sell additional wholly-owned income producing properties resulted in an impairment provision of $0.4 million.  In addition, $2.5  million of impairment relates to a property that was previously held in a consolidated partnership and was the result of the partnerships decision to convey its ownership interest in the property to the lender in 2012.  Refer to Note 1 under Accounting for the Impairment of Long-Lived Assets for a discussion of inputs used in determining the fair value of long-lived assets.

(3)
In 2012, we determined that potentially lower market values for certain joint venture properties considered for sale or conveyance to the lender warranted an analysis of whether the fair values of our equity investments in unconsolidated joint ventures, analyzed on a venture-by-venture basis, were less than their carrying value and, if so, whether any such decreases in value were other-than-temporary.  As a result of our fair value assessment, we recorded a $0.4 million other-than-temporary decline in the fair market values of our investment in two unconsolidated joint ventures.  Refer to Note 7 of the notes to the consolidated financial statements and Off Balance Sheet Arrangements in Note 1 for more information.

Our impairment provisions for our land held for sale and our income producing properties available for sale were based upon the difference between the present value of estimated sales prices of the available-for-sale parcels or properties and our allocated or net book basis of those parcels and properties.  Future sales prices were estimated based upon comparable market transactions for similar land parcels or properties, market rates of return, and other market data relevant to valuing each land parcel or property.  Our valuation in these investments are classified as Level 3 of the fair value hierarchy under GAAP. Refer to Note 11 of the notes to the consolidated financial statements for a discussion of fair value measurements.

7. Equity Investments in Unconsolidated Entities

We have five joint venture agreements whereby we own between 7% and 30% of the equity in the joint venture.  We and the joint venture partners have joint approval rights for major decisions, including those regarding property operations.  We cannot make significant decisions without our partner’s approval.  Accordingly, we account for our interest in the joint ventures using the equity method of accounting.

Combined financial information of our unconsolidated entities is summarized as follows:

	December 31,
Balance Sheets	2012	2011	2010
	(In thousands)
ASSETS
Investment in real estate, net	$796,584	$866,184	$923,910
Other assets	56,631	61,377	40,975
Total Assets	$853,215	$927,561	$964,885
LIABILITIES AND OWNERS' EQUITY
Mortgage notes payable	$360,302	$396,792	$436,650
Other liabilities	13,866	16,547	16,436
Owners' equity	479,047	514,222	511,799
Total Liabilities and Owners' Equity	$853,215	$927,561	$964,885

RPT's equity investments in unconsolidated joint ventures	$95,987	$97,020	$105,189

	December 31,
Statements of Operations	2012	2011	2010
	(In thousands)
Total Revenue	$83,087	$86,150	$93,945
Total Expenses	75,749	94,539	87,066
Income before other income and expenses	7,338	(8,389)	6,879
Provision for impairment of long-lived assets	(7,622)	(5,607)	(9,102)
Gain on extinguishment of debt	1,011	-	-
Gain on sale of land	793	-	-
(Loss) gain on sale of real estate	(61)	6,796	-
Net Income (loss)	$1,459	$(7,200)	$(2,223)

RPT's share of earnings from unconsolidated joint ventures (1)	$3,646	$1,669	$(221)

(1)
For the year ended December 31, 2012, our pro-rata share excludes $398,000 in costs associated with the liquidation of two joint ventures concurrent with the extinguishment of their debt.  The costs are reflected in earnings (loss) from unconsolidated joint ventures on our statement of operations.

As of December 31, we had investments in the following unconsolidated entities:

	Ownership as of December 31,	Total Assets as of December 31,	Total Assets as of December 31,
Unconsolidated Entities	2012	2012	2011
		(In thousands)
Ramco/Lion Venture LP	30%	$495,585	$517,344
Ramco 450 Venture LLC	20%	303,107	300,380
Other Joint Ventures	(1)	54,523	109,837
		$853,215	$927,561

(1)	Other JV's include joint ventures in which we own 7%-20% of the sole property in the joint venture.

Acquisitions

There were no acquisitions of shopping centers in 2012 and 2011 by any of our unconsolidated joint ventures.

Dispositions

The following table provides a summary of our unconsolidated joint venture disposition activity during 2012 and 2011:

					Gross
Property Name	Location	GLA / Acreage	Date Sold	Ownership %	Sales Price (at 100%)	Debt Repaid	Gain on Sale (at 100%)
					(In thousands)
CVS Outparcel	Cartersville, GA	1.21	10/22/12	20%	$2,616	$-	$77
Wendy's Outparcel	Plantation, FL	1.00	09/28/12	30%	1,063	-	627
Southfield Expansion	Southfield, MI	19,410	09/18/12	50%	396	-	(138)
Shoppes of Lakeland	Lakeland, FL	183,842	09/06/12	7%	28,000	-	166
Autozone Outparcel	Cartersville, GA	0.85	09/10/12	20%	939	-	89
Collins Pointe Shopping Center	Cartersville, GA	81,042	06/01/12	20%	4,650	-	(89)
Total 2012 unconsolidated joint venture's dispositions					$37,664	$-	$732

Shenandoah Square	Davie, FL	123,612	08/24/11	40%	$21,950	$11,519	$6,796
Total 2011 unconsolidated joint venture's dispositions					$21,950	$11,519	$6,796

Debt

Our unconsolidated entities had the following debt outstanding at December 31, 2012:

Balance
Entity Name	Outstanding
(In thousands)
Ramco/Lion Venture LP (1)	$181,708
Ramco 450 Venture LLC (2)	170,763
Ramco 191 LLC (3)	7,875
$360,346
Unamortized premium	(44)
Total mortgage debt	$360,302

(1)	Maturities range from July 2013 to June 2020 with interest rates ranging from 5.0% to 8.2%.
(2)	Maturities range from February 2013 to January 2023 with interest rates ranging from 3.8% to 6.0%.
(3)	Maturity of January 2014. The interest rate is variable based on LIBOR plus 3.50%.

During 2012, the following joint ventures had mortgage loan repayment activity:

•	Ramco/Lion Venture L.P. joint venture, in which our ownership interest is 30%:

o	In June repaid the West Broward Shopping Center property mortgage in the amount of $9.1 million. Our proportionate share of the debt repayment is approximately $2.7 million;

o
In October completed the conveyance of its ownership interest in Gratiot Crossing to the lender in lieu of repayment of a non-recourse mortgage loan in the amount of $13.4 million, of which our share is approximately $4.0 million;

•	Ramco 450 Venture LLC. joint venture, in which our ownership interest is 20%:

o
In December refinanced the $27.6 million, 5.95% interest mortgage on The Shops on Lane Avenue property with a mortgage in the amount of $28.7 million and a 3.8% interest rate maturing in December 2022; and

•
Ramco/West Acres LLC, in which our ownership interest was 40%, completed the conveyance of its ownership interest in February of its sole shopping center to the lender in lieu of repayment of a non-recourse mortgage loan in the amount of $8.4 million, of which our share was approximately $3.4 million.  Ramco/West Acres LLC was subsequently liquidated:

Joint Venture Management and Other Fee Income

We are engaged by certain of our joint ventures to provide asset management, property management, leasing and investing services for such venture’s respective properties.  We receive fees for our services, including property management fees calculated as a percentage of gross revenues received and recognize these fees as the services are rendered.

The following table provides information for our fees earned which are reported in our consolidated statements of operations:

	December 31,
	2012	2011	2010
	(In thousands)
Management fees	$2,564	$2,633	$2,792
Leasing fees	1,026	918	908
Acquisition/disposition fees	16	66	251
Construction fees	318	364	95
Total	$3,924	$3,981	$4,046

8. Other Assets, Net

Other assets consisted of the following:

	December 31,
	2012	2011
	(In thousands)
Deferred leasing costs, net	$18,067	$14,895
Deferred financing costs, net	6,073	5,565
Lease intangible assets, net	25,611	13,702
Straight-line rent receivable, net	14,799	16,030
Prepaid and other deferred expenses, net	4,636	4,613
Other, net	3,767	4,431
Other assets, net	$72,953	$59,236

The remaining weighted-average amortization period as of December 31, 2012, is 3.9 years for intangible assets attributable to lease origination costs and for above market leases.  These assets are being amortized over the lives of the applicable leases to amortization expense and as a reduction to minimum rent revenue, respectively, over the initial terms of the respective leases.  Amortization of the intangible lease asset resulted in a reduction of revenue of approximately $0.8 million, $0.6 million, and $0.3 million for the years ended December 31, 2012, 2011, and 2010, respectively.

The following table represents estimated aggregate amortization expense related to other assets as of December 31, 2012:

Year Ending December 31,
(In thousands)
2013	$12,071
2014	9,733
2015	7,507
2016	5,634
2017	2,779
Thereafter	10,874
Total (1)	$48,598

(1) Excludes straight-line rent receivable, prepaid and other deferred expenses, and deferred leasing costs for assets not yet placed into service of $14.8 million, $4.6 million, and $5.0 million, respectively.

9. Debt

The following table summarizes our mortgages and notes payable and capital lease obligation as of December 31, 2012 and 2011:

	December 31,
Mortgages and Notes Payable	2012	2011
	(In thousands)
Fixed rate mortgages	$293,139	$325,840
Unsecured revolving credit facility	40,000	29,500
Unsecured term loan facilities	180,000	135,000
Junior subordinated notes	28,125	28,125
	541,264	518,465
Unamortized premium	17	47
	$541,281	$518,512

Capital lease obligation (1)	$6,023	$6,341

(1)
99 year ground lease expires September 2103.  However, an anchor tenant’s exercise of its option to purchase its parcel in October 2014 would require us to purchase the real estate that is subject to the ground lease.

Mortgages and notes payable

We repaid two wholly owned property mortgages secured by our Coral Creek and The Crossroads shopping centers totaling $19.6 million.  The mortgages bore interest at a fixed rate of 6.8% and 6.5%, respectively.  Our fixed rate mortgages have interest rates ranging from 5.1% to 7.6%, and are due at various maturity dates from July 2013 through April 2020.  Included in fixed rate mortgages at December 31, 2012 and December 31, 2011 were unamortized premium balances related to the fair market value of debt of $0.1 million.  The fixed rate mortgage notes are secured by mortgages on properties that have an approximate net book value of $298.0 million as of December 31, 2012.

In June 2012, we conveyed title to our 77.9% owned Kentwood Towne Centre located in Kentwood, Michigan to the lender in exchange for release from an $8.5 million non-recourse mortgage obligation.

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

As of December 31, 2012 we had net borrowings of $40.0 million on our revolving credit facility and had outstanding letters of credit issued under our revolving credit facility, not reflected in the accompanying condensed consolidated balance sheets, of $1.2 million. These letters of credit reduce borrowing availability under the bank facility.

The revolving credit and term loan facilities contain financial covenants relating to total leverage, fixed charge coverage ratio, tangible net worth and various other calculations.  As of December 31, 2012, we were in compliance with these covenants.

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

The following table presents scheduled principal payments on mortgages and notes payable as of December 31, 2012:

Year Ending December 31,
(In thousands)
2013	$17,359
2014	33,432
2015	76,713
2016 (1)	41,649
2017	231,571
Thereafter	140,540
Subtotal debt	541,264
Unamortized premium	17
Total debt (including unamortized premium)	$541,281

(1)	Scheduled maturities in 2016 include $40.0 million which represents the balance of the unsecured revolving credit facility drawn as of December 31, 2012.

We have no mortgage maturities until the third quarter of 2013 and it is our intent to repay these mortgages using cash, borrowings under our unsecured line of credit, or other sources of financing.

Capital lease

We have a capital ground lease at our Gaines Marketplace shopping center.  Total amounts expensed as interest relating to this lease were $0.4 million for each of the years ended December 31, 2012, 2011 and 2010.

Approximate future rental payments under our capital ground lease are as follows:

Capital
Year Ending December 31,	Lease(1)

2013	$677
2014	5,955
2015	-
2016	-
2017	-
Thereafter	-
Total lease payments	6,632
Less: amounts representing interest	(609)
Total	$6,023

(1) Amounts represent a ground lease at one of our shopping centers that provides the option for us to purchase the land in October 2014 for approximately $5.0 million.

10. Other Liabilities, net

Other liabilities consist of the following:

	December 31,
	2012	2011
	(In thousands)
Lease intangible liabilities, net	$16,297	$7,722
Cash flow hedge marked-to-market liability	5,574	2,828
Deferred liabilities	1,970	2,644
Tenant security deposits	1,948	1,866
Other, net	398	468
Other liabilities, net	$26,187	$15,528

The increase in other liabilities was primarily due to the acquisitions that were completed in June and December 2012 and the allocation of a portion of the purchase price to lease intangible liabilities.  The lease intangible liability relates to below-market leases that are being accreted over the applicable terms of the acquired leases, which resulted in an increase of revenue of $1.0 million, $0.6 million, and $0.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Deferred liabilities of approximately $2.0 million are primarily related to a $1.5 million tax increment financing agreement with the City of West Allis, Wisconsin (“City”) for the redevelopment of the West Allis Towne Centre.  The City reimbursed us for certain costs incurred to improve the shopping center which will be repaid to the City over ten years in the form of increased property tax assessments, not to exceed $0.2 million per year until 2020.  The first payment of $0.1 million was made in March 2012.

11.  Fair Value

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

Derivative Assets and Liabilities

All of our derivative instruments are interest rate swaps for which quoted market prices are not readily available.  For those derivatives, we measure fair value on a recurring basis using valuation models that use primarily market observable inputs, such as yield curves.  We classify derivative instruments as Level 2.  Refer to Note 12 for additional information on our derivative financial instruments.

The table below presents the recorded amount of liabilities measured at fair value on a recurring basis as of December 31, 2012 and 2011.

	Total
Liabilities	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
2012 - Derivative liabilities - interest rate swaps	$(5,574)	$-	$(5,574)	$-

2011 - Derivative liabilities - interest rate swaps	$(2,828)	$-	$(2,828)	$-

The carrying values of cash and cash equivalents, restricted cash, receivables and accounts payable and accrued liabilities are reasonable estimates of their fair values because of the short maturity of these financial instruments.

We estimated the fair value of our debt based on our incremental borrowing rates for similar types of borrowing arrangements with the same remaining maturity and on the discounted estimated future cash payments to be made for other debt.  The discount rates used approximate current lending rates for loans or groups of loans with similar maturities and credit quality, assumes the debt is outstanding through maturity and considers the debt’s collateral (if applicable).  Since such amounts are estimates that are based on limited available market information for similar transactions, there can be no assurance that the disclosed value of any financial instrument could be realized by immediate settlement of the instrument.  Fixed rate debt (including variable rate debt swapped to fixed through derivatives) with carrying values of $456.3 million and $489.0 million as of December 31, 2012 and 2011, respectively, have fair values of approximately $455.4 million and $473.7 million, respectively.  Variable rate debt’s fair value is estimated to be the carrying values of $85.0 million and $29.5 million as of December 31, 2012 and 2011, respectively.

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

The table below presents the recorded amount of assets at the time they were marked to fair value during the years ended December 31, 2012 and 2011 on a nonrecurring basis. We did not have any material liabilities that were required to be measured at fair value on a nonrecurring basis during the years ended December 31, 2012 and 2011.

	Total				Total
Assets	Fair Value	Level 1	Level 2	Level 3	Losses
	(In thousands)
2012
Income producing properties	$16,862	$-	$-	$16,862	$(2,915)
Land available for sale	17,745	-	-	17,745	(1,387)
Investments in unconsolidated entities	1,164	-	-	1,164	(386)
Total	$35,771	$-	$-	$35,771	$(4,688)

2011
Income producing properties	$39,442	$-	$-	$39,442	$(16,332)
Land available for sale	28,188	-	-	28,188	(11,468)
Investments in unconsolidated entities	81,482	-	-	81,482	(9,611)
Total	$149,112	$-	$-	$149,112	$(37,411)

12.  Derivative Financial Instruments

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

At December 31, 2012, we had four interest rate swap agreements in effect for an aggregate notional amount of $135.0 million that were designated as cash flow hedges.  The agreements provide for swapping one-month LIBOR interest rates ranging from 1.2% to 2.0% on our $75.0 million and $60.0 million unsecured term loans, and have expirations ranging from April 2016 to October 2018.

The following table summarizes the notional values and fair values of our derivative financial instruments as of December 31, 2012:

	Hedge	Notional	Fixed	Fair	Expiration
Underlying Debt	Type	Value	Rate	Value	Date
		(In thousands)		(In thousands)
Unsecured term loan facility	Cash Flow	$75,000	1.2175%	$2,038	04/2016
Unsecured term loan facility	Cash Flow	30,000	2.0480%	1,926	10/2018
Unsecured term loan facility	Cash Flow	25,000	1.8500%	1,349	10/2018
Unsecured term loan facility	Cash Flow	5,000	1.8400%	261	10/2018
		$135,000		$5,574

The following table presents the fair values of derivative financial instruments in our consolidated balance sheets as of December 31, 2012 and December 31, 2011, respectively:

	Liability Derivatives
	December 31, 2012		December 31, 2011

Derivatives designated as	Balance Sheet	Fair	Balance Sheet	Fair
hedging instruments	Location	Value	Location	Value
		(In thousands)		(In thousands)

Interest rate contracts	Other liabilities	$(5,574)	Other liabilities	$(2,828)

Total		$(5,574)	Total	$(2,828)

The effect of derivative financial instruments on our consolidated statements of operations for the year ended December 31, 2012 and 2011 is summarized as follows:

			Location of	Amount of Loss
	Amount of Loss		Loss	Reclassified from
	Recognized in OCI on Derivative		Reclassified from	Accumulated OCI into
	(Effective Portion)		Accumulated OCI	Income (Effective Portion)
Derivatives in Cash Flow	Year Ended December 31,		into Income	Year Ended December 31,
Hedging Relationship	2012	2011	(Effective Portion)	2012	2011
	(In thousands)			(In thousands)
Interest rate contracts	$(2,745)	$(2,828)	Interest Expense	$(1,782)	$(563)

Total	$(2,745)	$(2,828)	Total	$(1,782)	$(563)

13. Leases

Revenues

Approximate future minimum revenues from rentals under non-cancelable operating leases in effect at December 31, 2012, assuming no new or renegotiated leases or option extensions on lease agreements were as follows:

Year Ending December 31,
(In thousands)
2013	$96,642
2014	89,253
2015	78,034
2016	64,781
2017	48,163
Thereafter	183,799
Total	$560,672

Expenses

We have an operating lease for our corporate headquarters in Michigan for a term expiring in 2019.  We also have an operating lease adjacent to our former Taylors Square shopping center. Approximate future rental payments under our non-cancelable leases, assuming no option extensions are as follows:

Year Ending December 31,
(In thousands)
2013	$658
2014	579
2015	462
2016	468
2017	475
Thereafter	1,423
Total	$4,065

14. Earnings per Common Share

The following table sets forth the computation of basic earnings per share (“EPS”):

	Year Ended December 31,
	2012	2011	2010
	(In thousands, except per share data)

Income (loss) from continuing operations	$8,655	$(28,207)	$(22,835)
Net loss from continuing operations attributable to noncontrolling interest	9	1,764	3,513
Preferred share dividends	(7,250)	(5,244)	-
Allocation of continuing income to restricted share awards	13	257	246
Income (loss) from continuing operations attributable to RPT	$1,427	$(31,430)	$(19,076)

Loss from discontinued operations	(1,563)	(293)	(889)
Net loss (income) from discontinued operations attributable to noncontrolling interest	103	(22)	63
Allocation of discontinued loss to restricted share awards	15	3	8
Loss from discontinued operations attributable to RPT	(1,445)	(312)	(818)
Net loss available to common shareholders	$(18)	$(31,742)	$(19,894)

Weighted average shares outstanding, Basic	44,101	38,466	35,046

(Loss) earnings per common share, Basic
Continuing operations	$0.03	$(0.83)	$(0.55)
Discontinued operations	(0.03)	(0.01)	(0.02)
Net loss available to common shareholders	$-	$(0.84)	$(0.57)

The following table sets forth the computation of diluted EPS:

	Year Ended December 31,
	2012	2011	2010
	(In thousands, except per share data)

Income (loss) from continuing operations	$8,655	$(28,207)	$(22,835)
Net loss from continuing operations attributable to noncontrolling interest	9	1,764	3,513
Preferred share dividends	(7,250)	(5,244)	-
Allocation of continuing income to restricted share awards	13	257	246
Allocation of over distributed continuing income to restricted share awards	(21)	(38)	(10)
Income (loss) from continuing operations attributable to RPT	$1,406	$(31,468)	$(19,086)

Loss from discontinued operations	(1,563)	(293)	(889)
Net loss (income) from discontinued operations attributable to noncontrolling interest	103	(22)	63
Allocation of discontinued income to restricted share awards	1	-	1
Loss from discontinued operations attributable to RPT	(1,459)	(315)	(825)
Net loss available to common shareholders	$(53)	$(31,783)	$(19,911)

Weighted average shares outstanding, Basic	44,101	38,466	35,046
Stock options and restricted share awards using the treasury method (1)	384	-	-
Dilutive effect of securities (2)	-	-	-
Weighted average shares outstanding, Diluted	44,485	38,466	35,046

(Loss) earnings per common share, Diluted
Continuing operations	$0.03	$(0.83)	$(0.55)
Discontinued operations	(0.03)	(0.01)	(0.02)
Net loss available to common shareholders	$-	$(0.84)	$(0.57)

(1)
For the years ended December 31, 2011 and 2010 stock options and restricted stock awards are anti-dilutive and accordingly, have been excluded from the weighted average common shares used to compute diluted EPS.

(2)	The assumed conversion of preferred shares are anti-dilutive for all periods presented and accordingly, have been excluded from the weighted average common shares used to compute diluted EPS.

15. Shareholders’ Equity

On May 22, 2012 we completed an underwritten public offering of 5.5 million newly issued common shares of beneficial interest at $12.10 per share.  The underwriters were granted an option to purchase an additional 0.825 million common shares and they fully exercised that option on June 1, 2012.  Our total net proceeds, after deducting expenses, were approximately $73.2 million.  In addition, we issued 3.1 million common shares through our controlled equity offerings generating $38.1 million in net proceeds, after sales commissions and fees of $0.8 million.  The average share price of shares issued under the controlled equity offering in 2012 was $12.79 per share.  In the third quarter 2012 we registered a new controlled equity offering whereby we may sell up to 6.0 million common shares of beneficial interest once the shares of the previous offering had been issued.  As of December 31, 2012 we had 5.2 million shares available for issuance.

In April 2011, we completed an $80.0 million (1,600,000 shares) offering of 7.25% Series D Cumulative Convertible Perpetual Preferred Shares of beneficial interest (the “Series D Preferred Shares”). The annual dividend on each Series D Preferred Share is $3.625 per share and is payable quarterly as declared by our board of trustees.  Each preferred share has a liquidation preference of $50.00 per share and is convertible, at the holder’s option at any time.  The Series D Preferred Shares are not redeemable by us for the first seven years, and then only upon the occurrence of certain events.  On April 29, 2012, we closed on an additional $20.0 million, or 400,000 preferred shares, through a re-opening of the same security.  Net proceeds from the two offerings of $96.6 million were used to repay our $30.0 million secured bridge loan and reduce borrowings on our secured revolving credit facility.  Additionally, during 2011, we issued 683,000 common shares through a controlled equity offering generating $8.8 million in net proceeds.

We have a dividend reinvestment plan that allows for participating shareholders to have their dividend distributions automatically invested in additional shares of beneficial interest based on the average price of the shares acquired for the distribution.

16.  Share-Based Compensation and Other Benefit Plans

Incentive and Stock Option Plans

The 2012 Omnibus Long-Term Incentive Plan was approved by shareholders at the 2012 Annual Meeting of Shareholders on June 6, 2012 (“2012 LTIP”).  Under the plan our compensation committee may grant, subject to the Company’s performance conditions as specified by the compensation committee, restricted shares, restricted share units, options and other awards to trustees, officers and other key employees.  The 2012 LTIP allows us to issue up to 2,000,000 of our common shares, units or stock options, all of which is available for issuance.

The following share-based compensation plans have been terminated, except with respect to awards outstanding under each plan:
•
The 2009 Omnibus Long-Term Incentive Plan (“2009 LTIP”) which allowed for the grant of restricted shares, restricted share units, options and other awards to trustees, officers and other key employees;

•	The 2008 Restricted Share Plan for Non-Employee Trustees (the “Trustees’ Plan”) which allowed for the grant of restricted shares to non-employee trustees of the Company;

•	2003 LTIP - allowed for the grant of stock options to our executive officers and employees. As of December 31, 2012, there were 173,490 options exercisable; and

•
2003 and 1997 Non-Employee Trustee Stock Option Plans – these plans provided for the annual grant of options to purchase our shares to our non-employee trustees.  As of December 31, 2012, there were 29,253 options exercisable.

We recognized total share-based compensation expense of $2.6 million, $1.8 million, and $1.2 million for 2012, 2011, and 2010, respectively.

Restricted Stock Share-Based Compensation

In 2012 the compensation committee determined that the LTIP award would consist of 50% service based restricted shares and 50% performance-based cash awards that are earned subject to a future performance measurement based on a three-year shareholder return peer comparison (the “2012 TSR Grant”).  If the performance criterion is met the actual value of the grant earned will be determined and 50% of the award will be paid in cash immediately while the balance will be paid in cash the following year.

Pursuant to ASC 718 – Stock Compensation, we determine the grant date fair value of 2012 TSR Grants, and any subsequent re-measurements, based upon a Monte Carlo simulation model.   We will recognize the compensation expense ratably over the requisite service period.  We are required to re-value the performance cash awards at the end of each quarter using the same methodology as was used at the initial grant date and adjust the compensation expense accordingly.  If it is determined that the performance criteria will not be met, compensation expense previously recognized would be reversed.  During 2012 we recognized compensation expense of $0.4 million related to the cash awards.  No such cash awards existed in 2011 or 2010.

In 2011 and 2010, the compensation committee determined that the LTIP award for those years would consist of 50% service-based restricted shares and 50% performance-based grants to our senior management.  The service-based restricted share awards include a five year vesting period and the compensation expense is recognized on a graded vesting basis.  The performance-based share awards are also earned subject to a future performance measurement based on our three-year total shareholder return compared to a peer group (“TSR Grant”).  Once the performance criterion is met and the actual number of shares earned is determined, certain shares will vest immediately while others will vest over an additional service period.  We determine the grant date fair value of TSR Grants based upon a Monte Carlo Simulation model and recognize the compensation expense ratably over the vesting periods.

We recognized $2.2 million, $1.7 million, and $1.1 million of expense related to restricted share grants during the years ended December 31, 2012, 2011, and 2010, respectively.

A summary of the activity of service based restricted shares under the LTIP for the years ended December 31, 2012, 2011 and 2010 is presented below:

	2012		2011		2010
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value

Outstanding at the beginning of the year	229,722	$12.40	264,657	$10.78	189,292	$11.83
Granted	135,223	11.30	119,964	13.34	182,410	10.16
Vested	(68,683)	11.47	(109,638)	11.04	(88,843)	10.49
Forfeited or expired	(9,956)	11.95	(45,261)	13.12	(18,202)	11.99
Outstanding at the end of the year	286,306	$11.83	229,722	$12.40	264,657	$10.78

As of December 31, 2012 there was approximately $3.8 million of total unrecognized compensation cost related to non-vested restricted share awards granted under our various share-based plans that we expect to recognize over a weighted average period of 4.2 years.

Stock Option Share-Based Compensation

We recognized approximately $0.1 million of expense related to options during each of the years ended December 31, 2012, 2011 and 2010.  The fair values of each option granted used in determining the share-based compensation expense is estimated on the date of grant using the Black-Scholes option-pricing model.  This model incorporates certain assumptions for inputs including risk-free rates, expected dividend yield of the underlying common shares, expected option life and expected volatility.

In connection with the employment of an executive officer, during 2010 we issued options to purchase 75,000 of our common shares that vest ratably over three years.  We used the following assumptions for those options:

Weighted average fair value of grants	$9.61
Risk-free interest rate	2.9%
Dividend yield	6.8%
Expected life (in years)	6.5
Expected volatility	41.0%

No options, except those noted above, were granted under the LTIP in the years ended December 31, 2012, 2011 and 2010.

The following table reflects the stock option activity for all plans described above:

	2012		2011		2010
	Shares Under Option	Weighted-Average Exercise Price	Shares Under Option	Weighted-Average Exercise Price	Shares Under Option	Weighted-Average Exercise Price

Outstanding at the beginning of the year	272,201	$25.98	323,948	$25.06	324,720	$28.47
Granted	-	-	-	-	75,000	9.61
Exercised	(25,000)	9.61	(25,000)	9.61	-	-
Forfeited or expired	(19,458)	25.65	(26,747)	30.18	(75,772)	29.64
Outstanding at the end of the year	227,743	$27.81	272,201	$25.98	323,948	$25.06

Exercisable at the end of year	202,743	$30.05	222,201	$29.67	248,948	$29.72

Weighted average fair value of options
granted during the year		$-		$-		$2.06

The following tables summarize information about options outstanding at December 31, 2012:

	Options Outstanding			Options Exercisable
		Weighted-Average
		Remaining	Weighted-Average		Weighted-Average
Range of Exercise Price	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$9.61 - $ 9.61	25,000	7.1	$9.61	-	$-
$23.77 - $27.96	79,917	1.9	26.49	79,917	26.49
$28.80 - $29.06	49,806	3.0	29.01	49,806	29.01
$34.30 - $36.50	73,020	4.2	34.66	73,020	34.66
	227,743	3.5	$27.81	202,743	$30.05

We received cash of approximately $0.2 million from options exercised during each of the years ended December 31, 2012 and 2011.  The impact of the cash receipt is included in financing activities in the accompanying consolidated statements of cash flows.  No options were exercised for the year ended December 31, 2010.

17.  Income Taxes

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

In May 2011, the State of Michigan signed bills into law that replaced the Michigan Business Tax (“MBT”) with a six percent Corporate Income Tax that became effective January 1, 2012.  The repeal of the MBT resulted in the de-recognition of our related deferred tax assets and liabilities, therefore, we recorded additional income tax expense of approximately $0.8 million in the year ended December 31, 2011 as a result of this tax law change.  These amounts are included in income tax (provision) benefit in our consolidated statements of operations.

As of December 31, 2012, we had a federal and state deferred tax asset of $0.3 million and $0.2 million, respectively, net of valuation allowances of $9.5 million and $8.9 million, respectively.  We believe that it is more likely than not that the results of future operations will generate sufficient taxable income to recognize the net deferred tax assets. These future operations are primarily dependent upon the profitability of our TRSs, the timing and amounts of gains on land sales, and other factors affecting the results of operations of the TRSs.  The valuation allowances relate to net operating loss carryforwards and tax basis differences where there is uncertainty regarding their realizability.

During the years ended December 31, 2012 and 2011, we recorded an income tax benefit (provision) of approximately $34,000 and ($0.8) million, respectively.

We had no unrecognized tax benefits as of or during the three year period ended December 31, 2012.  We expect no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2012.  No material interest or penalties relating to income taxes were recognized in the statement of operations for the years ended December 31, 2012, 2011, and 2010 or in the consolidated balance sheets as of December 31, 2012, 2011, and 2010.  It is our accounting policy to classify interest and penalties relating to unrecognized tax benefits as tax expense.  As of December 31, 2012, returns for the calendar years 2009 through 2012 remain subject to examination by the Internal Revenue Service (“IRS”) and various state and local tax jurisdictions.  As of December 31, 2012, certain returns for calendar year 2008 also remain subject to examination by various state and local tax jurisdictions.

18.  Transactions with Related Parties

During 2011 and 2010 we had agreements with various partnerships and performed management services on behalf of entities owned in part by certain of our trustees and/or officers.  The following revenue was earned during the three years ended December 31, 2012 from these related parties:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Management fees	$-	$72	$102
Leasing fees	-	12	26
Other	-	110	7
Total	$-	$194	$135

We had no receivables from related parties at December 31, 2012 and 2011, respectively. These agreements were terminated with the sale of the joint venture’s sole property, Shenandoah Shopping Center, in August 2011.

19.  Commitments and Contingencies

Construction Costs

In connection with the development and expansion of various shopping centers as of December 31, 2012, we had entered into agreements for construction costs of approximately $5.5 million.

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

20.  Subsequent Events

We have evaluated subsequent events through the date that the consolidated financial statements were issued.

Subsequent to December 31, 2012, we executed a sale agreement for our Mays Crossing property located in Stockbridge, Georgia in the amount of $8.4 million.  In addition, we executed a purchase agreement for a property in Wisconsin in the amount of $22.7 million.  The agreements are subject to contingencies for due diligence.

We also completed the sale of land at our Roseville Towne Center to Walmart, an anchor tenant and an outlot parcel at our Parkway Shops development, for combined net proceeds of $9.6 million.

21.  Quarterly Financial Data (Unaudited)

The following table sets forth the quarterly results of operations for the year ended December 31, 2012:

	Quarters Ended 2012
	March 31 (1)	June 30 (1)	September 30 (1)	December 31 (1)
	(In thousands, except per share amounts)

Total revenue	$30,928	$30,972	$32,695	$34,143
Income before other income and expenses, tax and discontinued operations	$8,650	$7,771	$8,360	$9,240
Income (loss) from continuing operations	$2,074	$1,775	$3,208	$1,598
(Loss) income from discontinued operations	$(2,126)	$389	$113	$61

Net (loss) income	$(52)	$2,164	$3,321	$1,659
Net loss (income) attributable to noncontrolling partner interest	534	(185)	(158)	(79)
Preferred share dividends	(1,812)	(1,813)	(1,813)	(1,812)
Net (loss) income available to common shareholders	$(1,330)	$166	$1,350	$(232)

(Loss) earnings per common share, basic: (2)
Continuing operations	$0.02	$-	$0.03	$(0.01)
Discontinued operations	(0.05)	-	-	-
Net (loss) income available to common shareholders	$(0.03)	$-	$0.03	$(0.01)

(Loss) earnings per common share, diluted:(2)
Continuing operations	$0.02	$-	$0.03	$(0.01)
Discontinued operations	(0.05)	-	-	-
Net (loss) income available to common shareholders	$(0.03)	$-	$0.03	$(0.01)

(1)	Amounts are reclassified to reflect the reporting of discontinued operations.
(2)	EPS amounts are based on weighted average common shares outstanding during the quarter and, therefore, may not agree with the EPS calculated for theyear ended December 31, 2012.

The following table sets forth the quarterly results of operations for the years ended December 31, 2011:

	Quarters Ended 2011
	March 31 (1)	June 30 (1)	September 30 (1)	December 31 (1)
	(In thousands, except per share amounts)

Total revenue	$28,932	$28,506	$30,649	$29,487
Income before other income and expenses, tax and discontinued operations	$7,128	$6,798	$8,715	$6,297
(Loss) income from continuing operations	$(477)	$(2,564)	$5,853	$(31,019)
Income (loss) from discontinued operations	$224	$8,093	$(51)	$(8,559)

Net (loss) income	$(253)	$5,529	$5,802	$(39,578)
Net loss (income) attributable to noncontrolling partner interest	21	(371)	(389)	2,481
Preferred share dividends	-	(1,619)	(1,813)	(1,812)
Net (loss) income available to common shareholders	$(232)	$3,539	$3,600	$(38,909)

(Loss) earnings per common share, basic: (2)
Continuing operations	$(0.01)	$(0.10)	$0.09	$(0.79)
Discontinued operations	-	0.19	-	(0.21)
Net (loss) income available to common shareholders	$(0.01)	$0.09	$0.09	$(1.00)

(Loss) earnings per common share, diluted:(2)
Continuing operations	$(0.01)	$(0.10)	$0.09	$(0.79)
Discontinued operations	-	0.19	-	(0.21)
Net (loss) income available to common shareholders	$(0.01)	$0.09	$0.09	$(1.00)

(1)	Amounts are reclassified to reflect the reporting of discontinued operations.
(2)	EPS amounts are based on weighted average common shares outstanding during the quarter and, therefore, may not agree with the EPS calculated for theyear ended December 31, 2011.

RAMCO-GERSHENSON PROPERTIES TRUST
SCHEDULE III
SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2012
(in thousands of dollars)

			INITIAL COST			GROSS AMOUNTS AT WHICH
			TO COMPANY		Capitalized	CARRIED AT CLOSE OF PERIOD
					Subsequent to
					Acquisition or
				Building &	Improvements, Net of		Building &		Accumulated	Date of	Date
Property	Location	Encumbrances	Land	Improvements	Impairments	Land	Improvements	Total	Depreciation	Constructed	Acquired
Auburn Mile	MI	$6,825	$15,704	$-	$(7,037)	$5,917	$2,750	$8,667	$1,888	2000	1999
Beacon Square	MI		1,806	6,093	2,106	1,809	8,196	10,005	1,669	2004	2004
Central Plaza	MO		10,250	10,909	0	10,250	10,909	21,159	257	1970	2012
Centre at Woodstock	GA	3,134	1,880	10,801	(226)	1,987	10,468	12,455	2,235	1997	2004
Clinton Pointe	MI		1,175	10,499	230	1,175	10,729	11,904	2,605	1992	2003
Clinton Valley	MI		1,500	13,498	10,328	1,625	23,701	25,326	9,384	1977 / 1985	1996
Conyers Crossing	GA		729	6,562	928	729	7,490	8,219	2,951	1978	1998
Coral Creek Shops	FL		1,565	14,085	678	1,572	14,756	16,328	4,041	1992	2002
Crossroads Centre	OH	27,537	5,800	20,709	3,021	4,904	24,626	29,530	8,106	2001	2001
East Town Plaza	WI	10,246	1,768	16,216	2,264	1,768	18,480	20,248	5,158	1992	2000
Edgewood Towne Center	MI		665	5,981	920	645	6,921	7,566	2,989	1990	1996
Fairlane Meadows	MI		3,255	17,620	4,446	3,260	22,061	25,321	5,173	1987 / 2007	2003 / 2005
Fraser Shopping Center	MI		363	3,263	1,039	363	4,302	4,665	1,776	1977	1996
Gaines Marketplace	MI		226	6,782	9,028	8,343	7,693	16,036	1,554	2004	2004
Harvest Junction North	CO		8,254	25,232	0	8,254	25,232	33,486	415	2006	2012
Harvest Junction South	CO		6,241	22,856	0	6,241	22,856	29,097	392	2006	2012
Heritage Place	MO		13,899	22,506	218	13,899	22,724	36,623	1,509	1989	2011
Holcomb Center	GA		658	5,953	10,041	658	15,994	16,652	4,085	1986	1996
Hoover Eleven	MI	4,628	3,308	29,778	4,346	3,304	34,128	37,432	7,684	1989	2003
Horizon Village	GA		1,133	10,200	3,179	1,143	13,369	14,512	2,926	1996	2002
Jackson Crossing	MI	24,153	2,249	20,237	15,908	2,249	36,145	38,394	13,556	1967	1996
Jackson West	MI	16,684	2,806	6,270	6,271	2,691	12,656	15,347	4,657	1996	1996
Lake Orion Plaza	MI		470	4,234	1,263	993	4,974	5,967	2,098	1977	1996
Lakeshore Marketplace	MI		2,018	18,114	3,437	3,402	20,167	23,569	5,260	1996	2003
Liberty Square	IL		2,670	11,862	(91)	2,670	11,771	14,441	1,014	1987	2010
Livonia Plaza	MI		1,317	11,786	235	1,317	12,021	13,338	3,139	1988	2003
Mays Crossing	GA		725	6,532	2,426	725	8,958	9,683	3,160	1984	1997
Merchants' Square	IN		4,997	18,346	105	4,997	18,451	23,448	2,988	1970	2010
Nagawaukee Shopping Center	WI		3,654	11,670	0	3,654	11,670	15,324	207	1994	2012
Naples Towne Centre	FL		218	1,964	5,458	807	6,833	7,640	2,755	1982	1996
New Towne Plaza	MI	19,242	817	7,354	6,035	817	13,389	14,206	5,525	1975	1996
Northwest Crossing	TN		1,854	11,566	(1,512)	969	10,939	11,908	3,234	1989 / 1999	1997 / 1999
Oak Brook Square	MI		955	8,591	6,028	955	14,619	15,574	5,371	1982	1996
Promenade at Pleasant Hill	GA		3,891	22,520	(263)	3,440	22,708	26,148	4,982	1993	2004
River City Marketplace	FL	110,000	19,768	73,859	7,989	11,140	90,476	101,616	16,011	2005	2005
River Crossing Centre	FL		728	6,459	87	728	6,546	7,274	1,608	1998	2003
Rivertowne Square	FL		954	8,587	1,731	954	10,318	11,272	3,012	1980	1998
Roseville Towne Center	MI		1,403	13,195	6,824	1,403	20,019	21,422	8,096	1963	1996
Rossford Pointe	OH		796	3,087	2,478	797	5,564	6,361	1,065	2006	2005
Shoppes of Lakeland	FL		5,503	20,236	348	5,503	20,584	26,087	172	1985	1996
Southfield Plaza	MI		1,121	10,777	(3)	1,042	10,853	11,895	5,516	1969	1996
Spring Meadows Place (1)	OH	16,516	2,646	16,758	6,193	2,637	22,960	25,597	8,523	1987	1996
Tel-Twelve	MI		3,819	43,181	33,315	3,819	76,496	80,315	28,152	1968	1996
The Crossroads	FL		1,850	16,650	713	1,857	17,356	19,213	4,609	1988	2002
The Shoppes at Fox River	WI		8,534	26,227	366	8,534	26,593	35,127	1,546	2009	2010
The Town Center at Aquia Office Building	VA	14,245	-	-	22,472	3,685	18,787	22,472	2,217	2009	1998
Town & Country Crossing	MO		8,395	26,465	2	8,395	26,467	34,862	953	2008	2011
Troy Towne Center	OH		930	8,372	(350)	813	8,139	8,952	3,583	1990	1996
Village Lakes Shopping Center	FL		862	7,768	3,976	862	11,744	12,606	3,412	1987	1997
West Allis Towne Centre	WI		1,866	16,789	13,709	1,866	30,498	32,364	8,897	1987	1996
West Oaks I	MI	26,512	-	6,304	12,215	1,768	16,751	18,519	6,199	1979	1996
West Oaks II (2)	MI	13,417	1,391	12,519	6,883	1,391	19,402	20,793	7,674	1986	1996
Land Held for Future Development (3)	Various		28,266	14,026	33,096	33,566	41,822	75,388	-	N/A	N/A
Land Available for Sale (4)	Various		10,931	27,252	(12,824)	10,403	14,956	25,359	1,474	N/A	N/A
TOTALS		$293,139	$208,583	$779,100	$230,029	$208,695	$1,009,017	$1,217,712	$237,462

(1) The property's mortgage loan is cross-collateralized with West Oaks II.
(2) The property's mortgage loan is cross-collateralized with a portion of Spring Meadows Place.
(3) Land held for future development includes three parcels of land located in Florida and Michigan.
(4) Land available for sale includes five parcels of land adjacent to certain of our existing developed properties located in Florida, Georgia, Michigan, Tennessee and Virginia.

SCHEDULE III
REAL ESTATE INVESTMENT AND ACCUMULATED DEPRECIATION
December 31, 2012

	Year ended December 31,
	2012	2011	2010
	(In thousands)
Reconciliation of total real estate carrying value:
Balance at beginning of year	$1,084,457	$1,074,095	$1,003,091
Additions during period:
Improvements	27,527	21,240	23,840
Acquisition	138,971	71,265	62,575
Consolidation of variable interest entity	-	-	23,797

Deductions during period:
Cost of real estate sold/written off	(28,940)	(54,343)	(10,421)
Impairment	(4,302)	(27,800)	(28,787)
Balance at end of year	$1,217,712	$1,084,457	$1,074,095

Reconciliation of accumulated depreciation:
Balance at beginning of year	$222,722	$213,919	$194,181
Depreciation Expense	25,059	28,242	26,326
Cost of real estate sold/written off	(10,319)	(19,439)	(6,588)
Balance at end of year	$237,462	$222,722	$213,919

Aggregate cost for federal income tax purposes	$1,204,529	$1,057,194	$1,026,629