Form 10-Q
period 2013-03-31
RAMCO GERSHENSON PROPERTIES TRUST
filed 2013-04-30
CIK 842183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended March 31, 2013

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

Yes  ☐                       No  ☒

Number of common shares of beneficial interest ($0.01 par value) of the registrant outstanding as of April 22, 2013: 59,684,316

PART 1 – FINANCIAL INFORMATION

Item 1.  Unaudited Condensed Consolidated Financial Statements

RAMCO-GERSHENSON PROPERTIES TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	March 31,	December 31,
	2013	2012
	(unaudited)
ASSETS
Income producing properties, at cost:
Land	$251,043	$166,500
Buildings and improvements	1,203,227	952,671
Less accumulated depreciation and amortization	(240,350)	(237,462)
Income producing properties, net	1,213,920	881,709
Construction in progress and land held for development or sale	99,764	98,541
Real estate held for sale	6,459	-
Net real estate	1,320,143	980,250
Equity investments in unconsolidated joint ventures	28,479	95,987
Cash and cash equivalents	11,473	4,233
Restricted cash	5,988	3,892
Accounts receivable (net of allowance for doubtful accounts of $2,556 and $2,589 as of March 31, 2013 and December 31, 2012, respectively)	7,036	7,976
Other assets, net	105,834	72,953
TOTAL ASSETS	$1,478,953	$1,165,291

LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgages and notes payable:
Mortgages payable	$444,104	$293,156
Unsecured revolving credit facility	30,000	40,000
Unsecured term loan facilities	180,000	180,000
Junior subordinated notes	28,125	28,125
Total mortgages and notes payable	682,229	541,281
Capital lease obligation	5,940	6,023
Accounts payable and accrued expenses	20,132	21,589
Other liabilities	40,294	26,187
Distributions payable	12,306	10,379
TOTAL LIABILITIES	760,901	605,459

Commitments and Contingencies

Ramco-Gershenson Properties Trust ("RPT") Shareholders' Equity:
Preferred shares, $0.01 par, 2,000 shares authorized: 7.25% Series D Cumulative Convertible Perpetual Preferred Shares, (stated at liquidation preference $50 per share), 2,000 shares issued and outstanding as of March 31, 2013 and December 31, 2012	$100,000	$100,000
Common shares of beneficial interest, $0.01 par, 80,000 shares authorized, 59,684 and 48,489 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	597	485
Additional paid-in capital	849,406	683,609
Accumulated distributions in excess of net income	(255,955)	(249,070)
Accumulated other comprehensive loss	(4,707)	(5,241)
TOTAL SHAREHOLDERS' EQUITY ATTRIBUTABLE TO RPT	689,341	529,783
Noncontrolling interest	28,711	30,049
TOTAL SHAREHOLDERS' EQUITY	718,052	559,832

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,478,953	$1,165,291

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three months ended March 31,
	2013	2012
REVENUE
Minimum rent	$24,666	$21,030
Percentage rent	107	195
Recovery income from tenants	8,407	7,711
Other property income	533	723
Management and other fee income	804	967
TOTAL REVENUE	34,517	30,626

EXPENSES
Real estate taxes	4,648	4,206
Recoverable operating expense	4,217	3,821
Other non-recoverable operating expense	750	680
Depreciation and amortization	10,912	8,557
General and administrative expense	5,500	4,878
TOTAL EXPENSES	26,027	22,142

INCOME BEFORE OTHER INCOME AND EXPENSES, TAX AND DISCONTINUED OPERATIONS	8,490	8,484

OTHER INCOME AND EXPENSES
Other expense, net	(136)	(112)
Gain on sale of real estate	3,582	69
(Loss) earnings from unconsolidated joint ventures	(5,674)	496
Interest expense	(6,073)	(6,626)
Amortization of deferred financing fees	(341)	(377)
Deferred gain recognized upon acquisition of real estate	5,282	-
INCOME FROM CONTINUING OPERATIONS BEFORE TAX	5,130	1,934
Income tax provision	(43)	(25)
INCOME FROM CONTINUING OPERATIONS	5,087	1,909

DISCONTINUED OPERATIONS
Gain on sale of real estate	-	264
Provision for impairment	-	(2,536)
Income from discontinued operations	187	311
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	187	(1,961)

NET INCOME (LOSS)	5,274	(52)
Net (income) loss attributable to noncontrolling partner interest	(225)	534
NET INCOME ATTRIBUTABLE TO RPT	5,049	482
Preferred share dividends	(1,812)	(1,812)
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$3,237	$(1,330)

EARNINGS (LOSS) PER COMMON SHARE, BASIC
Continuing operations	$0.06	$0.01
Discontinued operations	-	(0.04)
	$0.06	$(0.03)
EARNINGS (LOSS) PER COMMON SHARE, DILUTED
Continuing operations	$0.06	$0.01
Discontinued operations	-	(0.04)
	$0.06	$(0.03)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	51,780	38,884
Diluted	52,212	39,150
		.
OTHER COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$5,274	$(52)
Other comprehensive income:
Gain on interest rate swaps	558	248
Comprehensive income	5,832	196
Comprehensive income attributable to noncontrolling interest	(24)	(14)
COMPREHENSIVE INCOME ATTRIBUTABLE TO RPT	$5,808	$182

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the three months ended March 31, 2013
(In thousands)
(Unaudited)

	Shareholders' Equity of Ramco-Gershenson Properties Trust
	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Shareholders’ Equity

Balance, December 31, 2012	$100,000	$485	$683,609	$(249,070)	$(5,241)	$30,049	$559,832
Issuance of common shares	-	111	165,679	-	-	-	165,790
Share-based compensation and other expense	-	1	118	-	-	-	119
Dividends declared to common shareholders	-	-	-	(10,042)	-	-	(10,042)
Dividends declared to preferred shareholders	-	-	-	(1,812)	-	-	(1,812)
Distributions declared to noncontrolling interests	-	-	-	-	-	(1,587)	(1,587)
Dividends declared to deferred shares	-	-	-	(80)	-	-	(80)
Other comprehensive income adjustment	-	-	-	-	534	24	558
Net income	-	-	-	5,049	-	225	5,274
Balance, March 31, 2013	$100,000	$597	$849,406	$(255,955)	$(4,707)	$28,711	$718,052

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	Three months ended March 31,
	2013	2012
OPERATING ACTIVITIES
Net income (loss)	$5,274	$(52)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including discontinued operations	10,982	8,872
Amortization of deferred financing fees, including discontinued operations	341	380
Income tax provision	43	25
Loss (earnings) from unconsolidated joint ventures	5,674	(496)
Distributions received from operations of unconsolidated joint ventures	2,723	973
Provision for impairment from discontinued operations	-	2,536
Deferred gain recognized upon acquisition of real estate	(5,282)	-
Gain on sale of real estate, including discontinued operations	(3,582)	(333)
Amortization of premium on mortgages and notes payable, net	(6)	(8)
Share-based compensation expense	518	541
Long-term incentive cash compensation expense	454	35
Changes in assets and liabilities:
Accounts receivable, net	940	(118)
Other assets, net	670	835
Accounts payable, accrued expenses and other liabilities	(2,142)	(4,684)
Net cash provided by operating activities	16,607	8,506

INVESTING ACTIVITIES
Acquisition of real estate, net of assumed debt	$(152,532)	$-
Development and capital improvements	(6,691)	(6,724)
Net proceeds from sales of real estate	9,619	4,897
(Increase) decrease in restricted cash	(2,096)	210
Investment in unconsolidated joint ventures	(891)	(66)
Net cash used in investing activities	(152,591)	(1,683)

FINANCING ACTIVITIES
Repayment of mortgages and notes payable	$(1,177)	$(1,262)
Net repayments on revolving credit facility	(10,000)	(10,500)
Proceeds from issuance of common stock	166,081	7,786
Repayment of capitalized lease obligation	(83)	(78)
Dividends paid to preferred shareholders	(1,812)	(1,812)
Dividends paid to common shareholders	(8,179)	(6,377)
Distributions paid to operating partnership unit holders	(1,606)	(430)
Net cash provided by (used in) financing activities	143,224	(12,673)

Net change in cash and cash equivalents	7,240	(5,850)
Cash and cash equivalents at beginning of period	4,233	12,155
Cash and cash equivalents at end of period	$11,473	$6,305

Supplmental disclosure of non-cash activity
Assumption of debt related to Clarion Acquisition	$149,514	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest (net of capitalized interest of $325 and $233 in 2013 and 2012, respectively)	$5,673	$6,704
Cash paid for federal income taxes	-	15

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Organization and Basis of Presentations

Organization

Ramco-Gershenson Properties Trust, together with its subsidiaries (the “Company”), is a real estate investment trust (“REIT”) engaged in the business of owning, developing, redeveloping, acquiring, managing and leasing community shopping centers located predominantly in the Eastern and Midwestern regions of the United States.  As of March 31, 2013, our property portfolio consists of 64 wholly owned shopping centers and one office building comprising approximately 12.1 million square feet.  In addition, we are co-investor in and manager of two joint ventures that own portfolios of shopping centers.  We own 20% of Ramco 450 Venture LLC, an entity that owns eight shopping centers comprising approximately 1.7 million square feet.  We own 30% of Ramco/Lion Venture L.P., an entity that owns three shopping centers comprising approximately 0.8 million square feet. We also have ownership interests in three smaller joint ventures that each own a shopping center.  In addition, we owned interests in three parcels of land held for development or sale and five parcels of land adjacent to certain of our existing developed properties located in Florida, Georgia, Michigan, Tennessee, and Virginia.  Most of our properties are anchored by supermarkets and/or national chain stores.  The Company’s credit risk, therefore, is concentrated in the retail industry.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and our majority owned subsidiary, the Operating Partnership, Ramco-Gershenson Properties, L.P. (96.4% and 95.4% owned by the Company at March 31, 2013 and December 31, 2012, respectively), and all wholly-owned subsidiaries, including entities in which we have a controlling financial interest.  We have elected to be a REIT for federal income tax purposes.  All intercompany balances and transactions have been eliminated in consolidation.  The information furnished is unaudited and reflects all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.  These condensed consolidated financial statements should be read in conjunction with our 2012 Annual Report on Form 10-K.

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

Recent Accounting Pronouncements

In February 2013, the FASB updated ASC 220 “Comprehensive Income” with ASU 2013-02.  This update requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, ASU 2013-02 requires an entity to present, either on the face of the income statement or in the notes to financial statements, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income in financial statements. For public entities, the amendments in ASU 2013-02 are effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this guidance concerns disclosure only and did not have an impact on our consolidated financial statements.

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

Land held for development or sale consists of projects where vertical construction has yet to commence, but which have been identified as available for future development when market conditions dictate the demand for a new shopping center. The viability of all projects under construction or development, including those owned by unconsolidated joint ventures, is regularly evaluated under applicable accounting requirements, including requirements relating to abandonment of assets or changes in use.  Land held for development or sale was $80.6 million and $81.5 million at March 31, 2013 and December 31, 2012, respectively.

Construction in progress represents existing development, redevelopment, and tenant build-out projects.  When projects are substantially complete and ready for their intended use, balances are transferred to land or building and improvements as appropriate.  Construction in progress was $19.2 million and $17.0 million at March 31, 2013 and December 31, 2012, respectively.

3.  Property Acquisitions and Dispositions

Acquisitions

The following table provides a summary of our acquisition activity for the three months ended March 31, 2013:

				Gross
Property Name	Location	GLA	Date Acquired	Purchase Price	Assumed Debt
	(in thousands)			(in thousands)
Clarion Partners Portfolio - 12 Income Producing Properties	FL & MI	2,246	03/25/13	$367,415	$149,514
				$367,415	$149,514

The Clarion Partners Portfolio of 12 properties (the “Clarion Acquisition”) acquired on March 25, 2013 was previously held in the Ramco/Lion Venture LP, a joint venture in which we hold a 30% interest and in which three properties still remain.

We recorded a deferred gain of $5.3 million related to one property that was included in the Clarion Acquisition.  The deferred gain related to our proportional 30% equity interest when the property was sold to the joint venture in 2007.

The total aggregate fair value of our 2013 acquisition through March 31, 2013, was allocated and is reflected in the following table in accordance with accounting guidance for business combinations.

Allocated Fair Value
(In thousands)
Land	$86,090
Buildings and improvements	261,118
Above market leases	4,308
Lease origination costs	28,046
Other assets	4,636
Below market leases	(14,166)
Premium for above market interest rates on assumed debt	(2,617)
Total purchase price allocated	$367,415

Total revenue and net income for the Clarion Acquisition included in our Consolidated Statement of Operations for the three months ended March 31, 2013 were $0.7 million and $0.1 million, respectively.

Unaudited Proforma Information

If the Clarion Acquisition had occurred on January 1, 2012, our consolidated revenues and net income for the three months ended March 31, 2013 would have been $43.3 million and $4.5 million, respectively and our consolidated revenues and net loss for the three months ended March 31, 2012 would have been $39.8 million and $2.0 million, respectively.

Dispositions

The following table provides a summary of our disposition activity for the three months ended March 31, 2013:

				Gross
Property Name	Location	Acreage	Date Sold	Sales Price	Debt Repaid	Gain on Sale
				(In thousands)
Roseville Towne Center - Wal-Mart Outparcel	Roseville, MI	11.6	02/15/13	$7,500	$-	$3,030
Parkway Phase I - BJ's Pub Outparcel	Jacksonville, FL	2.9	01/24/13	2,600	-	552
	Total consolidated land / outparcel dispositions			$10,100	$-	$3,582

4.  Discontinued Operations

We will classify properties as held for sale when executed purchase and sales agreement contingencies have been satisfied thereby signifying that the sale is legally binding and we are able to conclude that the sale of the property within one year is probable.  As of March 31, 2013, we had one income producing property held for sale.  There were no properties held for sale as of March 31, 2012.

The following table provides a summary of selected operating results for those properties sold or held for sale during the three months ended March 31, 2013 and 2012:

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
Total revenue	$305	$1,456
Expenses:
Recoverable operating expenses	58	450
Other non-recoverable property operating expenses	2	255
Depreciation and amortization	69	315
Interest expense	-	125
Operating income of properties sold	176	311
Other income	11	-
Provision for impairment	-	(2,536)
Gain on sale of properties	-	264
Income (loss) from discontinued operations	$187	$(1,961)

5.  Equity Investments in Unconsolidated Joint Ventures

We have five joint venture agreements whereby we own between 7% and 30% of the equity in the joint venture.  During the first quarter of 2013 the Ramco/Lion Venture LP sold 12 shopping centers.  See Footnote 1 below for additional information.  We and the joint venture partners have joint approval rights for major decisions, including those regarding property operations.  We cannot make significant decisions without our partner’s approval.  Accordingly, we account for our interest in the joint ventures using the equity method of accounting.

The combined condensed financial information for our unconsolidated joint ventures is summarized as follows:

Balance Sheets	March 31, 2013	December 31, 2012
	(In thousands)
ASSETS
Investment in real estate, net	$416,558	$796,584
Other assets	45,936	56,631
Total Assets	$462,494	$853,215
LIABILITIES AND OWNERS' EQUITY
Mortgage notes payable	$200,201	$360,302
Other liabilities	24,493	13,866
Owners' equity	237,800	479,047
Total Liabilities and Owners' Equity	$462,494	$853,215

RPT's equity investments in unconsolidated joint ventures	$28,479	$95,987

	Three Months Ended March 31,
Statements of Operations	2013	2012
	(In thousands)
Total Revenue	$10,993	$11,184
Total Expenses	10,349	10,570
Income before other income and expenses and discontinued operations	644	614
Gain on extinguishment of debt	-	198
Income from continuing operations	644	812

Discontinued operations
Loss on sale of real estate (1)	(21,217)	-
Income from discontinued operations	1,154	1,229
Income (loss) from discontinued operations	(20,063)	1,229
Net (loss) income	$(19,419)	$2,041

RPT's share of earnings from unconsolidated joint ventures (2)	$(5,674)	$926

(1)
In March, 2013 Ramco/Lion Venture LP sold 12 shopping centers to us. The aggregate purchase price for 100% of the shopping centers was $367.4 million resulting in a loss on the sale of $21.2 million to the joint venture.  The properties were located in Florida and Michigan.  Three properties remain in this joint venture.

(2)
For the three months ended March 31, 2012, our pro-rata share excludes $430,000 in costs associated with the liquidation of a joint venture concurrent with the extinguishment of its debt.  The costs are reflected in (loss) earnings from unconsolidated joint ventures on our statement of operations.

As of March 31, 2013, we had investments in the following unconsolidated joint ventures:

	Ownership as of March 31,	Total Assets as of March 31,	Total Assets as of December 31,
Unconsolidated Entities	2013	2013	2012
		(In thousands)
Ramco/Lion Venture LP (1)	30%	$94,395	$495,585
Ramco 450 Venture LLC	20%	313,968	303,107
Other Joint Ventures	(2)	54,131	54,523
		$462,494	$853,215

(1)	The decrease in total assets is related to the sale of 12 shopping centers with a book value of $387.3 million.
(2)	Other JV's include three joint ventures in which we own 7%-20% of the sole property in the joint venture.

There was no acquisition activity in the three months ended March 31, 2013 and 2012 by any of our unconsolidated joint ventures.

Debt

Our unconsolidated joint ventures had the following debt outstanding at March 31, 2013:

Balance
Entity Name	Outstanding
(In thousands)
Ramco 450 Venture LLC (1)	$161,845
Ramco/Lion Venture LP (2)	30,878
Ramco 191 LLC (3)	7,787
$200,510
Unamortized premium	(309)
Total mortgage debt	$200,201

(1)	Maturities range from April 2013 to January 2023 with interest rates ranging from 2.9% to 6.0%
(2)
Seven properties with mortgages of approximately $149.5 million were sold on March 25, 2013.  The balance relates to Millennium Park’s mortgage loan which has a maturity date of October 2015 with a 5% interest rate.

(3)	Balance relates to Paulding Pavilion’s mortgage loan which has a maturity date of January 2014. The interest rate is variable based on LIBOR plus 3.50%.

During the three months ended March 31, 2013, we refinanced the mortgage on Market Plaza owned by Ramco 450 Venture LLC.  The loan required the joint venture to paydown the outstanding principal balance from $24.4 million to $16.0 million.

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

The following table provides information for our fees earned which are reported in our condensed consolidated statements of operations:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Management fees	$669	$714
Leasing fees	106	222
Construction fees	29	31
Total	$804	$967

6.  Other Assets, Net

Other assets consist of the following:

	March 31, 2013	December 31, 2012
	(In thousands)
Deferred leasing costs, net	$22,518	$18,067
Deferred financing costs, net	5,732	6,073
Lease intangible assets, net	55,596	25,611
Straight-line rent receivable, net	14,779	14,799
Prepaid and other deferred expenses, net	3,609	4,636
Other, net	3,600	3,767
Other assets, net	$105,834	$72,953

Total accumulated amortization of other assets was $38.4 million and $35.7 million at March 31, 2013 and December 31, 2012, respectively.

The increase in other assets, net is primarily due to the Clarion Acquisition completed in March, 2013 and the allocation of a portion of the purchase price to deferred leasing costs and lease intangible assets.  Intangible assets attributable to lease origination costs and for above-market leases are being amortized over the lives of the applicable lease.  Amortization of lease origination costs is an increase to amortization expense and amortization of above-market leases is a reduction to minimum rent revenue over the applicable terms of the respective leases.  Amortization of the above-market leases resulted in a reduction of revenue of approximately $0.2 million for each of the three months ended March 31, 2013 and 2012.

Unbilled straight-line rent receivables are net of allowances of $3.2 million and $3.0 million at March 31, 2013 and December 31, 2012, respectively.

7.  Debt

The following table summarizes our mortgages and notes payable and capital lease obligation as of March 31, 2013 and December 31, 2012:

Mortgages and Notes Payable	March 31, 2013	December 31, 2012
	(In thousands)
Fixed rate mortgages	$441,477	$293,139
Unsecured revolving credit facility	30,000	40,000
Unsecured term loan facilities	180,000	180,000
Junior subordinated notes	28,125	28,125
	679,602	541,264
Unamortized premium	2,627	17
	$682,229	$541,281

Capital lease obligation (1)	$5,940	$6,023

(1)
 99 year ground lease expires September 2103.  However, an anchor tenant’s exercise of its option to purchase its parcel in October 2014 would require us to purchase the real estate that is subject to the ground lease.

In conjunction with the Clarion Acquisition in March 2013 we assumed seven mortgages totaling $149.5 million.  In addition to the contractual debt assumed, an adjustment of approximately $2.6 million was made to mortgages and notes payable to record the debt assumed at fair value.  This additional mortgage premium is amortized over the remaining life of the loans, with amortization recorded to decrease the monthly interest expense recorded on the loans.

Our fixed rate mortgages have interest rates ranging from 5.0% to 8.2% and are due at various maturity dates from July 2013 through June 2020.  Included in fixed rate mortgages at March 31, 2013 and 2012 were unamortized premium balances related to the fair market value of debt of approximately $2.6 million and $0.1 million, respectively.  The fixed rate mortgage notes are secured by mortgages on properties that have an approximate net book value of $509.4 million as of March 31, 2013.

We had net repayments of $10.0 million on our revolving credit facility during the three months ended March 31, 2013 with a balance of $30.0 million outstanding at March 31, 2013.  Outstanding letters of credit issued under our revolving credit facility, not reflected in the accompanying condensed consolidated balance sheets, totaled $4.4 million. These letters of credit reduce borrowing availability under the bank facility.

In March 2013 we amended certain terms of our $360 million bank credit facility and our $60 million term loan regarding capitalization rates and the value of our unencumbered properties.  The revolving credit and term loan facilities contain financial covenants relating to total leverage, fixed charge coverage ratio, tangible net worth and various other calculations.  As of March 31, 2013, we were in compliance with these covenants.

In January 2013, in accordance with the agreement, our junior subordinated notes converted from a fixed interest rate to a variable rate of LIBOR plus 3.3%.  The maturity date is January 2038.

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

The following table presents scheduled principal payments on mortgages and notes payable as of March 31, 2013:

Year Ending December 31,
(In thousands)
2013 (April 1 - December 31)	$117,059
2014	34,199
2015	86,059
2016 (1)	52,629
2017 (2)	231,945
Thereafter	157,711
Subtotal debt	679,602
Unamortized premium	2,627
Total debt (including unamortized premium)	$682,229

(1)	Scheduled maturities in 2016 include $30.0 million which represents the balance of the unsecured revolving credit facility drawn as of March 31, 2013.
(2)	Scheduled maturities in 2017 include $120.0 million of unsecured term loan.

We have no mortgage maturities until the third quarter of 2013 and it is our intent to repay these mortgages using cash, borrowings under our unsecured line of credit, or other sources of financing.  See Footnote 15 – Subsequent Events for additional information regarding mortgages.

8.  Other Liabilities, net

Other liabilities consist of the following:

	March 31, 2013	December 31, 2012
	(In thousands)
Lease intangible liabilities, net	$29,720	$16,297
Cash flow hedge marked-to-market liability	5,016	5,574
Deferred liabilities	2,502	1,970
Tenant security deposits	2,682	1,948
Other, net	374	398
Other liabilities, net	$40,294	$26,187

The increase in other liabilities, net was primarily due to the Clarion Acquisition that was completed in March 2013 and the allocation of a portion of the purchase price to lease intangible liabilities.  The lease intangible liability relates to below-market leases that are being accreted over the applicable terms of the acquired leases, which resulted in an increase of revenue of $0.4 million and $0.2 million for the three months ended March 31, 2013 and 2012, respectively.

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

The table below presents the recorded amount of liabilities measured at fair value on a recurring basis as of March 31, 2013.

	Total
Liabilities	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Derivative liabilities - interest rate swaps	$(5,016)	$-	$(5,016)	$-

The carrying values of cash and cash equivalents, restricted cash, receivables and accounts payable and accrued liabilities are reasonable estimates of their fair values because of the short maturity of these financial instruments.

We estimated the fair value of our debt based on our incremental borrowing rates for similar types of borrowing arrangements with the same remaining maturity and on the discounted estimated future cash payments to be made for other debt.  The discount rates used approximate current lending rates for loans or groups of loans with similar maturities and credit quality, assumes the debt is outstanding through maturity and considers the debt’s collateral (if applicable).  Since such amounts are estimates that are based on limited available market information for similar transactions, there can be no assurance that the disclosed value of any financial instrument could be realized by immediate settlement of the instrument.  Fixed rate debt (including variable rate debt swapped to fixed through derivatives) with carrying values of $576.5 million and $456.3 million as of March 31, 2013 and December 31, 2012, respectively, have fair values of approximately $578.9 million and $455.4 million, respectively.  Variable rate debt’s fair value is estimated to be the carrying values of $103.1 million and $85.0 million as of March 31, 2013 and December 31, 2012, respectively. We classify our debt as level 2.

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

At March 31, 2013, we had four interest rate swap agreements with an aggregate notional amount of $135.0 million that were designated as cash flow hedges.  The agreements provided for swapping one-month LIBOR interest rates ranging from 1.2% to 2.0% on our $75.0 million and $60.0 million unsecured term loans and have expirations ranging from April 2016 to October 2018.

The following table summarizes the notional values and fair values of our derivative financial instruments as of March 31, 2013:

	Hedge	Notional	Fixed	Fair	Expiration
Underlying Debt	Type	Value	Rate	Value	Date
		(in thousands)		(in thousands)
Unsecured term loan facility	Cash Flow	$75,000	1.2175%	$1,845	04/2016
Unsecured term loan facility	Cash Flow	30,000	2.0480%	1,735	10/2018
Unsecured term loan facility	Cash Flow	25,000	1.8500%	1,205	10/2018
Unsecured term loan facility	Cash Flow	5,000	1.8400%	231	10/2018
		$135,000		$5,016

The following table presents the fair values of derivative financial instruments in our condensed consolidated balance sheets as of March 31, 2013 and December 31, 2012, respectively:

	Liability Derivatives
	March 31, 2013		December 31, 2012

Derivatives designated as	Balance Sheet	Fair	Balance Sheet	Fair
hedging instruments	Location	Value	Location	Value
		(In thousands)		(In thousands)

Interest rate contracts	Other liabilities	$(5,016)	Other liabilities	$(5,574)

Total		$(5,016)	Total	$(5,574)

The effect of derivative financial instruments on our condensed consolidated statements of operations for the three months ended March 31, 2013 and 2012 is summarized as follows:

			Location of	Amount of Loss
	Amount of Loss		Loss	Reclassified from
	Recognized in OCI on Derivative		Reclassified from	Accumulated OCI into
	(Effective Portion)		Accumulated OCI	Income (Effective Portion)
Derivatives in Cash Flow	Three Months Ended March 31,		into Income	Three Months Ended March 31,
Hedging Relationship	2013	2012	(Effective Portion)	2013	2012
	(In thousands)			(In thousands)
Interest rate contracts	$558	$248	Interest Expense	$(451)	$(430)

Total	$558	$248	Total	$(451)	$(430)

11.   Earnings Per Common Share

The following table sets forth the computation of basic earnings per share (“EPS”):

	Three Months Ended March 31,
	2013	2012
	(In thousands, except per share data)

Income from continuing operations	$5,087	$1,909
Net (income) loss from continuing operations attributable to noncontrolling interest	(218)	413
Preferred share dividends	(1,812)	(1,812)
Allocation of continuing income to restricted share awards	(28)	(9)
Income from continuing operations attributable to RPT	$3,029	$501

Income (loss) from discontinued operations	187	(1,961)
Net (income) loss from discontinued operations attributable to noncontrolling interest	(7)	121
Allocation of discontinued (income) loss to restricted share awards	(2)	19
Income (loss) from discontinued operations attributable to RPT	178	(1,821)
Net Income (loss) available to common shareholders	$3,207	$(1,320)

Weighted average shares outstanding, Basic	51,780	38,884

Income (loss) per common share, Basic
Continuing operations	$0.06	$0.01
Discontinued operations	-	(0.04)
Net income (loss) available to common shareholders	$0.06	$(0.03)

The following table sets forth the computation of diluted EPS:

	Three Months Ended March 31,
	2013	2012
	(In thousands, except per share data)

Income from continuing operations	$5,087	$1,909
Net (income) loss from continuing operations attributable to noncontrolling interest	(218)	413
Preferred share dividends	(1,812)	(1,812)
Allocation of continuing income to restricted share awards	(28)	(9)
Allocation of over distributed continuing income to restricted share awards	(4)	(3)
Income from continuing operations attributable to RPT	$3,025	$498

Income (loss) from discontinued operations	187	(1,961)
Net (income) loss from discontinued operations attributable to noncontrolling interest	(7)	121
Allocation of discontinued income to restricted share awards	-	1
Income (loss) from discontinued operations attributable to RPT	180	(1,839)
Net Income (loss) available to common shareholders	$3,205	$(1,341)

Weighted average shares outstanding, Basic	51,780	38,884
Stock options and restricted stock awards using the treasury method	432	266
Dilutive effect of securities (1)	-	-
Weighted average shares outstanding, Diluted	52,212	39,150

Income (loss) per common share, Diluted
Continuing operations	$0.06	$0.01
Discontinued operations	-	(0.04)
Net income (loss) available to common shareholders	$0.06	$(0.03)

(1)	The assumed conversion of preferred shares are anti-dilutive for all periods presented and accordingly, have been excluded from the weighted average common shares used to compute diluted EPS.

12.  Share-based Compensation Plans

As of March 31, 2013, we have one share-based compensation plan in effect.  The 2012 Omnibus Long-Term Incentive Plan (“2012 LTIP”) under which our compensation committee may grant, subject to the Company’s performance conditions as specified by the compensation committee, restricted shares, restricted share units, options and other awards to trustees, officers and other key employees.  The 2012 LTIP allows us to issue up to 2,000,000 shares of our common stock, units or stock options, of which 1,690,302 remain available for issuance.

In addition, as of March 31, 2013, we had 202,743 in awards that were granted under plans which terminated when the 2012 LTIP became effective.  These awards have various expiration dates through June 2017.

On March 1, 2013, restricted stock was granted related to the 2010 performance-based units.  The measurement period was January 1, 2010 through December 31, 2012 and measured our three-year shareholder return compared to our peer group.  Our rank in comparison to the peer group resulted in a grant of 189,168 shares of restricted stock.  Per the plan 50% vested on the date of the grant and the balance vest on the first anniversary of the date of the grant.

We recognized share-based compensation expense of $1.0 million and $0.6 million for the three months ended March 31, 2013 and 2012, respectively.

During the three months ended March 31, 2013, we granted 91,710 shares of service-based restricted stock that vest over five years. The service-based awards are valued based on our closing stock price as of the grant date of March 1, 2013 and the expense is recognized on a graded vesting basis.

We also granted performance-based cash awards in March 2013 that are earned subject to a future performance measurement based on a three-year shareholder return peer comparison (“the 2013 TSR Grant”).  If the performance criterion is met, the actual value of the grant earned will be determined and 50% of the award will be paid in cash immediately while the balance will be paid in cash the following year.

Pursuant to ASC 718 – Stock Compensation, we determine the grant date fair value of TSR Grants, and any subsequent re-measurements, based upon a Monte Carlo simulation model.   We will recognize the compensation expense ratably over the requisite service period.  We are required to re-value the cash awards at the end of each quarter using the same methodology as was used at the initial grant date and adjust the compensation expense accordingly.  If at the end of the three-year measurement period the performance criteria are not met, compensation expense previously recognized would be reversed.  Of the total recognized compensation expense, $0.5 million and $0.1 million related to the cash awards for the three months ended March 31, 2013 and 2012, respectively.

As of March 31, 2013, we had $6.7 million of total unrecognized compensation expense related to unvested restricted shares, options granted under our plans and performance based equity and cash awards.  This expense is expected to be recognized over a weighted-average period of 5 years.

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

As of March 31, 2013, we had a federal and state deferred tax asset of $0.2 million, net of a valuation allowance of $9.4 million.  We believe that it is more likely than not that the results of future operations will generate sufficient taxable income to recognize the net deferred tax assets.  These future operations are primarily dependent upon the profitability of our TRSs, the timing and amounts of gains on land sales, and other factors affecting the results of operations of the TRSs.  The valuation allowances relate to net operating loss carry forwards and tax basis differences where there is uncertainty regarding their realizability.

We recorded an income tax provision of approximately $43,000 and $25,000 for the three months ended March 31, 2013 and 2012, respectively.

14.  Commitments and Contingencies

Construction Costs

In connection with the development and expansion of various shopping centers as of March 31, 2013, we had entered into agreements for construction costs of approximately $3.6 million.

Litigation

We are currently involved in certain litigation arising in the ordinary course of business.

Leases

We lease office space for our corporate headquarters under an operating lease.  We also have operating leases for land at one of our shopping centers and a capital ground lease at our Gaines Marketplace Shopping Center.  Total amounts expensed relating to these leases was $0.4 million for each of the three months ended March 31, 2013 and 2012, respectively.

15.  Subsequent Events

We have evaluated subsequent events through the date that the condensed consolidated financial statements were issued.

Subsequent to March 31, 2013:
•	we completed the sale of our Mays Crossing property located in Stockbridge, Georgia for net proceeds of $8.0 million;
•
we completed the purchase of the Shoppes at Nagawaukee Phase II & III, two centers adjacent to our existing Nagawaukee Shopping Center for $22.7 million with the assumption of $9.3 million in debt; and

•	we executed a purchase agreement for a property in Illinois in the amount of $20.0 million. The agreement is subject to contingencies for due diligence.

We also repaid the following mortgages:
•	Mission Bay Plaza in the amount of $42.2 million;
•	Winchester Center in the amount of $25.3 million; and
•	Olentangy Plaza, a property held in a joint venture, in the amount of $21.6 million of which our share was $4.2 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements, including the respective notes thereto, which are included in this Form 10-Q.

Overview

We are a fully integrated, self-administered, publicly-traded REIT which owns, develops, acquires, manages and leases community shopping centers located predominantly in the Eastern and Midwestern regions of the United States.  As of March 31, 2013, our property portfolio consists of 64 wholly owned shopping centers and one office building comprising approximately 12.1 million square feet.  In addition, we are co-investor in and manager of two joint ventures that own portfolios of shopping centers.  We own 20% of Ramco 450 Venture LLC, an entity that owns eight shopping centers comprising approximately 1.7 million square feet.  We own 30% of Ramco/Lion Venture L.P., an entity that owns three shopping centers comprising approximately 0.8 million square feet.  We also have ownership interests in three smaller joint ventures that each own a shopping center.  In addition, we own interests in three parcels of land held for development or sale and five parcels of land adjacent to certain of our existing developed properties located in Florida, Georgia, Michigan, Tennessee, and Virginia.   Our core portfolio, which includes joint venture properties, was 94.5% leased at March 31, 2013.  Including properties in redevelopment or slated for redevelopment, our overall portfolio was 92.6% leased.

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
•
Redeveloping our centers to increase gross leasable area, reconfigure space for creditworthy tenants, create outparcels, sell excess land, and generally make the centers more desirable for our tenants and their shoppers;

•
Acquiring new shopping centers that are located in targeted metropolitan markets, anchored by stable and productive supermarkets, discounters, or national chain stores, and that provide opportunities to add value through intensive leasing, management, or redevelopment;

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

Although the current retail real estate environment remains challenging, we have been able to execute upon our strategy by continuing to strengthen our balance sheet to allow financial and operational flexibility and recycle capital through strategic acquisitions and dispositions of our shopping center portfolio.  We accomplished the following activity during the three months ended March 31, 2013:

Operating Activity

For the combined portfolio, including wholly-owned and joint venture properties we:

•	Executed 30 new leases totaling 138,562 square feet with an average rental rate of $12.83 per square foot; and
•	Executed 49 renewal leases totaling 198,303 square feet with an average rental rate of $16.10 per square foot.

Investing Activity

During the three months ended March 31, 2013, we acquired a portfolio of twelve income-producing properties from a joint venture in which we have a 30% interest for $367.4 million.  The properties are located in Florida and Michigan and have combined GLA of approximately 2.2 million square feet.

In addition, we sold land at our Roseville Towne Center to Wal-Mart, currently an anchor tenant, where they will construct a supercenter and sold an outparcel at our Parkway Shops development for combined net proceeds to us of $9.6 million.

Redevelopment has commenced on our portion of the Roseville Towne Center whereby we will relocate the existing Marshals into a new 25,000 square foot store as well as construct additional space for a 12,000 square foot Five Below and space for a new junior anchor tenant.

Financing Activity

During the three months ended March 31, 2013, we completed an underwritten public offering of 7.0 million newly issued common shares of beneficial interest at $15.20 per share.  The underwriters were granted an option to purchase an additional 1.05 million common shares and they fully exercised that option on March 13, 2013.  Our total net proceeds, after deducting expenses, were approximately $122.2 million which were used to fund a portion of the consideration for the acquisitions during this period, as well as for general corporate purposes.

Through our controlled equity offering we issued 2,985,482 million common shares, at an average share price of $14.82, and received approximately $43.6 million in net proceeds during the three months ended March 31, 2013.  As of March 31, 2013, there were 2,264,518 shares remaining under this program.

Land Held for Development or Sale

At March 31, 2013, we had three projects in pre-development and various parcels of land held for development or sale.  It is our policy to start vertical construction on new development projects only after the project has received entitlements, significant anchor commitments and construction financing, if appropriate.

During the quarter, we continued construction of a ground-up development located in Jacksonville, Florida which will be anchored by a 45,000 square foot Dick’s Sporting Goods and a 25,000 square foot Marshalls and will also include approximately 19,000 square feet of non-anchor space.  As of March 31, 2013, the total remaining projected cost is approximately $3.0 million and the project was 98.2% leased.  The project is expected to be substantially complete in the second quarter of 2013.

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

Accounting Policies and Estimates

Our 2012 Annual Report on Form 10-K contains a description of our critical accounting policies, including initial adoption of accounting policies, revenue recognition and accounts receivable, real estate investment, off balance sheet arrangements, fair value measurements and deferred charges.  For the three months ended March 31, 2013, there were no material changes to these policies.

Comparison of three months ended March 31, 2013 to 2012

The following summarizes certain line items from our unaudited condensed consolidated statements of operations which we believe are important in understanding our operations and/or those items which have significantly changed in the three months ended March 31, 2013 as compared to the same period in 2012:

	Three Months Ended March 31,
	2013	2012	Dollar Change	Percent Change
	(In thousands)
Total revenue	$34,517	$30,626	$3,891	12.7%
Recoverable operating expense	8,865	8,027	838	10.4%
Other non-recoverable operating expense	750	680	70	10.3%
Depreciation and amortization	10,912	8,557	2,355	27.5%
General and administrative expense	5,500	4,878	622	12.8%
Other expense, net	(136)	(112)	(24)	21.4%
Gain on sale of real estate	3,582	69	3,513	NM
Earnings from unconsolidated joint ventures	(5,674)	496	(6,170)	NM
Interest expense	(6,073)	(6,626)	553	-8.3%
Amortization of deferred financing fees	(341)	(377)	36	-9.5%
Deferred gain recognized upon acquisition of real estate	5,282	-	5,282	NM
Income tax provision	(43)	(25)	(18)	72.0%
Income (loss) from discontinued operations	187	(1,961)	2,148	-109.5%
Net income attributable to noncontrolling interest	(225)	534	(759)	-142.1%
Preferred share dividends	(1,812)	(1,812)	-	0.0%
Net income available to common shareholders	$3,237	$(1,330)	$(4,567)	-343.4%

NM - Not meaningful

Total revenue for the three months ended March 31, 2013, increased $3.9 million, or 12.7%, from 2012.  The increase is primarily due to the following:

•	$0.7 million increase in minimum rent and recovery income related to the Clarion Acquistion completed in March 2013;
•	$3.5 million increase in minimum rent and recovery income related to our acquisitions in 2012 and increases at existing centers; offset by
•	lower lease termination income of $0.4 million

Recoverable operating expense and real estate taxes for the three months ended March 31, 2013 increased $0.8 million, or 10.4%, from 2012.  The increase was primarily related to our acquisitions in 2012.

Depreciation and amortization expense for the three months ended March 31, 2013 increased $2.4 million, or 27.5%, from 2012.  The increase was primarily due to our 2013 and 2012 acquisitions and the amortization of the related lease origination costs associated with the acquired properties.

General and administrative expense for the three months ended March 31, 2013 increased $0.6 million or 12.8% from 2012.  The increase was primarily due to:
•	$0.4 million associated with the change in fair value of the performance awards related to our 2012 and 2013 long-term incentive compensation plans; and
•	$0.2 million in acquisition costs related to the Clarion Acquisition;

Gain on sale of real estate was $3.6 million for the three months ended March 31, 2013 due to the sale of land at our Roseville Towne Center to Wal-Mart, an anchor tenant and an out parcel at our Parkway Shops development, compared to the sale of one out parcel for a gain of $69,000 in 2012.

Earnings from unconsolidated joint ventures for the three months ended March 31, 2013 decreased $6.2 million.  The decrease was related to the acquistion of our partner’s 70% interest in 12 shopping centers held in the Ramco/Lion Venture LP. The saled resulted in a loss of $21.2 million to the joint venture of which our share was $6.4 million.

Earnings from unconsolidated joint ventures for the three months ended March 31, 2013 decreased $6.2 million.  The decrease was related to the acquisition of our partners 70% interest in  12 shopping centers held in the Ramco/Lion Venture LP. The sale resulted in a loss of $21.2 million to the joint venture of which our share was $6.4 million.

Interest expense for the three months ended March 31, 2013 decreased $0.6 million from 2012 primarily due to the following:
•	in January, 2013 our junior subordinated notes converted from a fixed interest rate of 7.9% to a variable interest rate of LIBOR plus 3.3% (3.6% at March 31, 2013);
•	lower average balance on our revolving credit facility;
•	increased capitalized interest primarily at our Parkway Shops development; offset in part by
•	increased mortgage interest related to the assumption of loans as part of the consideration for the Clarion Acquistion.

In 2013, we recorded a deferred gain of $5.3 million which related to our proportional 30% equity interest in a property sold to the Ramco/Lion Venture LP in 2007.

Income from discontinued operation was $0.2 million for the three months ended March 31, 2013 compared to a loss of $2.0 million in 2012.  In 2012, we recorded a provision for impairment of $2.5 million and a $0.3 million gain on extinguishment of debt related to a property that was previously held in a consolidated joint venture.  No such activity was recorded for 2013.

Liquidity and Capital Resources

On March 18, 2013, we completed an underwritten public offering of 8.05 million newly issued common shares of beneficial interest at $15.20 per share.  Our total net proceeds, after deducting expenses, were approximately $122.2 million.

Through our controlled equity offering we issued 2,985,482 million common shares at our average share price of $14.82 and received approximately $43.6 million in net proceeds during the three months ended March 31, 2013. As of March 31, 2013, there were 2,264,518 shares remaining under this program.

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

At March 31, 2013, we had $11.5 million and $6.0 million in cash and cash equivalents and restricted cash, respectively.  Restricted cash was comprised primarily of funds held in escrow to pay real estate taxes, insurance premiums, and certain capital expenditures.

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

Our next scheduled debt maturities are in the third quarter of 2013.  As opportunities arise and market conditions permit, we will continue to pursue the strategy of selling mature properties or non-core assets that no longer meet our investment criteria.  Our ability to obtain acceptable selling prices and satisfactory terms and financing will impact the timing of future sales.  We anticipate using net proceeds from the sale of properties and proceeds from our ongoing controlled equity offering to reduce outstanding debt and support future growth initiatives.

Long-Term Liquidity Requirement

Our long-term liquidity needs consist primarily of funds necessary to pay indebtedness at maturity, potential acquisitions of properties, redevelopment of existing properties, the development of land held and non-recurring capital expenditures.

As of March 31, 2013, $201.3 million was available to be drawn on our unsecured revolving credit facility subject to continuing compliance with maintenance covenants that may affect availability.

For the three months ended March 31, 2013, our cash flows were as follows compared to the same period in 2012:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Cash provided by operating activities	$16,607	$8,506
Cash used in investing activities	(152,591)	(1,683)
Cash provided by (used in) financing activities	143,224	(12,673)

•
We generated $16.6 million in cash flows from operating activities as compared to $8.5 million in 2012.  Net operating income increased $2.6 million as a result of our acquisitions and our leasing activity at our shopping centers.  Net accounts receivable decreased $1.1 million compared to 2012.  Interest expense decreased $0.7 million because of reducing interest rates on our junior subordinated notes, and lower average balance on our revolving line of credit.

•
Investing activities used $152.6 million of cash flows as compared to $1.7 million in 2012. The Clarion Acquisition was completed during the three months ended March 31, 2013 funded with a combination of cash and the assumption of debt.  There were no additions to real estate during the comparable period in 2012.   Development funding increased by $1.2 million, and capital expenditures decreased by $1.3 million.  Net proceeds from sales of real estate increased $4.7 million as did investment in unconsolidated joint ventures by $0.8 million.

•
Cash flows provided by financing activities were $143.2 million as compared to net cash used in financing activities of $12.7 million in 2012.  This difference of $155.9 million is primarily explained by proceeds of $166.1 million from common stock issued in 2013 compared to $7.8 million in proceeds from the issuance of common stock in 2012.  Cash dividends to common shareholders were higher by $3.0 million due to the increase in the number of common shares outstanding and a 3% increase in our quarterly dividend effective with the payment made in January 2013.

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

On February 25, 2013, our Board of Trustees declared a quarterly cash dividend distribution of $0.16825 per common share paid to common shareholders of record on March 20, 2013, a 3% increase from the same period in 2012.  Future dividends will be declared at the discretion of our Board of Trustees.  On an annual basis, we intend to make distributions to shareholders of at least 90% of our REIT taxable income, excluding net capital gains, in order to maintain qualification as a REIT.  On an annualized basis, our current dividend is above our estimated minimum required distribution.

Distributions paid by us are funded from cash flows from operating activities. To the extent that cash flows from operating activities were insufficient to pay total distributions for any period, alternative funding sources may be used.  Examples of alternative funding sources may include proceeds from sales of real estate and bank borrowings.  Although we may use alternative sources of cash to fund distributions in a given period, we expect that distribution requirements for an entire year will be met with cash flows from operating activities.  Additionally, we declared a quarterly cash dividend of $0.90625 per preferred share to preferred shareholders of record on March 20, 2013 unchanged from the dividend declared for the same period in 2012.

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Cash provided by operating activities	$16,607	$8,506

Cash distributions to preferred shareholders	(1,812)	(1,812)
Cash distributions to common shareholders	(8,179)	(6,377)
Cash distributions to operating partnership unit holders	(1,606)	(430)
Total distributions	$(11,597)	$(8,619)

Surplus (deficiency)	$5,010	$(113)
Alternative sources of funding for distributions:
Proceeds from sales of real estate assets	NA	$4,897
Net borrowings on mortgages and notes payable	NA	-
Total sources of alternative funding for distributions	$-	$4,897

NA - Not Applicable

For the three months ended March 31, 2013, we issued 2,985,482 million common shares through our controlled equity offering generating $43.6 million in net proceeds, after sales commissions and fees of $0.7 million.  We used the net proceeds for general corporate purposes including the repayment of debt.  We have registered up to 6.0 million common shares for issuance from time to time, in our sole discretion, through our controlled equity offering sales agreement, of which 2,264,518 shares remained unsold as of March 31, 2013.  The shares issued in the controlled equity offering are registered with the Securities and Exchange Commission (“SEC”) on our registration statement on Form S-3 (No. 333-174805).

In addition we completed an underwritten public offering of 8.05 million newly issued common shares of beneficial interest at $15.20 per share.  Our total net proceeds, after deducting expenses, were approximately $122.2 million and were used to fund a portion of the consideration for the acquisition of a 12 property shopping center portfolio.  The offering of the shares was made pursuant to our registration statement on Form S-3 (No. 333-174805).

Debt

At March 31, 2013, we had four interest rate swap agreements in effect for an aggregate notional amount of $135.0 million converting a portion of our floating rate corporate debt to fixed rate debt.  After taking into account the impact of converting our variable rate debt to fixed rate debt by use of the interest rate swap agreements, at March 31, 2013, we had $103.1 million variable rate debt outstanding.

At March 31, 2013, we had $444.1 million of fixed rate mortgage loans encumbering certain consolidated properties.  Such mortgage loans are non-recourse, subject to certain exceptions for which we would be liable for any resulting losses incurred by the lender. These exceptions vary from loan to loan but generally include fraud or a material misrepresentation, misstatement or omission by the borrower, intentional or grossly negligent conduct by the borrower that harms the property or results in a loss to the lender, filing of a bankruptcy petition by the borrower, either directly or indirectly, and certain environmental liabilities.  In addition, upon the occurrence of certain of such events, such as fraud or filing of a bankruptcy petition by the borrower, we would be liable for the entire outstanding balance of the loan, all interest accrued thereon and certain other costs, penalties and expenses.

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

As of March 31, 2013, we had five equity investments in unconsolidated joint venture entities in which we owned 30% or less of the total ownership interest and accounted for these entities under the equity method.  Refer to Note 5 of the notes to the condensed consolidated financial statements for more information.

We have a 20% ownership interest in our Ramco 450 joint venture which is a portfolio of eight properties totaling 1.6 million square feet of GLA.  As of March 31, 2013, the properties in the portfolio had consolidated equity of $131.2 million.  Our total investment in the venture at March 31, 2013 was $16.0 million.  The Ramco 450 joint venture has total debt obligations of approximately $161.8 million, with maturity dates ranging from 2013 through 2023.  Our proportionate share of the total debt is $32.4 million. Such debt is non-recourse to the venture, subject to carve-outs customary to such types of mortgage financing.

We have a 30% ownership interest in our Ramco Lion joint venture. In March, 2013 we purchased our partner’s interest in 12 shopping centers.  Our total investment in the venture at March 31, 2013 was $9.8 million, reduced by approximately $65.0 million compared to March 31, 2012 as a result of the sale.  Three properties with 0.8 million square feet of GLA remain in the portfolio.  As of March 31, 2013, the properties had consolidated equity of $60.9 million. The Ramco Lion joint venture has one property with a mortgage payable obligation of approximately $30.9 million with maturity date of October 2015.  Our proportionate share of the total debt is $9.3 million.  Such debt is non-recourse to the venture, subject to carve-outs customary to such types of mortgage financing.

We also had ownership interests ranging from 7% - 20% in three smaller joint ventures that each own one property.  As of March 31, 2013, our total investment in these ventures was $2.7 million.  Only one property is encumbered of which our proportionate share of the non-recourse debt was $1.6 million with a maturity date of January 2014.

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

We are engaged by certain of our joint ventures to provide asset management, property management, leasing and investing services for such venture’s respective properties.  We receive fees for our services, including a property management fee calculated as a percentage of gross revenues  received.  Due to the sale of 12 properties from the Ramco Lion joint venture, completed in March 2013, we expect a decrease in our management and other fee income of approximately $1.4 million on an annualized basis.

Contractual Obligations

The following are our contractual cash obligations as of March 31, 2013:

	Payments due by period
Contractual Obligations	Total	Less than 1 year (1)	1-3 years	3-5 years	More than 5 years
	(In thousands)
Mortgages and notes payable:
Scheduled amortization	$20,142	$3,759	$10,941	$3,656	$1,786
Payments due at maturity	659,460	113,300	161,946	312,047	72,167
Total mortgages and notes payable (2)	679,602	117,059	172,887	315,703	73,953
Interest expense (3)	125,088	19,761	65,238	16,959	23,130
Employment contracts	431	431	-	-	-
Capital lease (4)	6,463	508	5,955	-	-
Operating leases	3,887	475	1,045	1,418	949
Construction commitments	3,595	3,595	-	-	-
Total contractual obligations	$819,066	$141,829	$245,125	$334,080	$98,032

(1)	Amounts represent balance of obligation for the remainder of 2013.
(2)	Excludes $2.6 million of unamortized mortgage debt premium.
(3)	Variable-rate debt interest is calculated using rates at March 31, 2013, excluding the effect of interest rate swaps.
(4)
99 year ground lease expires September 2103.  However, an anchor tenant’s exercise of its option to purchase its parcel in October 2014 would require us to purchase the real estate that is subject to the ground lease.

We anticipate that the combination of cash on hand, cash provided from operating activities, the availability under our credit facility ($201.3 million at March 31, 2013 subject to covenants), our access to the capital markets, and the sale of existing properties will satisfy our expected working capital requirements through at least the next 12 months.  Although we believe that the combination of factors discussed will provide sufficient liquidity, no assurance can be given.

At March 31, 2013, we did not have any contractual obligations that required or allowed settlement, in whole or in part, with consideration other than cash.

Mortgages and notes payable

See the analysis of our debt included in “Liquidity and Capital Resources.”

Employment Contracts

At March 31, 2013, we had employment contracts with our Chief Executive Officer and Chief Financial Officer that contain minimum guaranteed compensation.  All other employees are subject to at-will employment.

Operating and Capital Leases

We lease office space for our corporate headquarters under an operating lease.  We also have operating leases for land at one of our shopping centers and a capital ground lease at our Gaines Marketplace shopping center that provides the option to purchase the land parcel in October 2014 for approximately $5.0 million.

Construction Costs

In connection with the development and expansion of various shopping centers as of March 31, 2013, we have entered into agreements for construction activities with an aggregate cost of approximately $3.6 million.

Planned Capital Spending

We are focused on our core strengths of enhancing the value of our existing portfolio of shopping centers through successful leasing efforts and the completion of our redevelopment projects currently in process.  In addition we spent $151.7 million, net of debt assumed, in connection with the Clarion Acquisition.

In addition to the construction agreements of approximately $3.6 million we have entered into as of March 31, 2013, we anticipate spending an additional $22.6 million for the remainder of 2013 which includes development costs of approximately $3.4 million and approximately $19.2 million for redevelopment projects, tenant improvements, and leasing costs.  Estimates for future spending will change as new projects are approved.

Disclosures regarding planned capital spending, including estimates regarding timing of tenant openings, capital expenditures and occupancy are forward-looking statements and certain significant factors discussed elsewhere in this document and our other filings with the SEC, including our Annual Report on Form 10-K could cause the actual results to differ materially.

Capitalization

At March 31, 2013, our total market capitalization was $1.8 billion.  Our market capitalization consisted of $674.1 million of net debt (including property-specific mortgages, an unsecured credit facility consisting of a revolving line of credit and term loan, an unsecured term loan, junior subordinated notes and a capital lease obligation), $1.0 billion of common shares and OP Units (including dilutive securities and based on a market price of $16.80 at March 31, 2013), and $126.5 million of convertible perpetual preferred shares (based on a market price of $63.23 per share at March 31, 2013).  Our net debt to total market capitalization was 36.5% at March 31, 2013, as compared to 45.1% at March 31, 2012.  The decrease in total net debt to market capitalization was due primarily to the impact of the common equity offering completed in March 2013 and an increase in our stock price.  Our total outstanding debt at March 31, 2013 had a weighted average interest rate of 4.7%, and consisted of $576.5 million of fixed rate debt, including the impact of interest rate swap agreements, and $103.1 million of variable rate debt.  Outstanding letters of credit issued under the credit facility totaled approximately $4.4 million at March 31, 2013.

At March 31, 2013, the non-controlling interest in the Operating Partnership represented a 3.6% ownership in the Operating Partnership.  The OP Units may, under certain circumstances, be exchanged for our common shares of beneficial interest on a one-for-one basis.  We, as sole general partner of the Operating Partnership, have the option, but not the obligation, to settle exchanged OP Units held by others in cash based on the current trading price of our common shares of beneficial interest.  Assuming the exchange of all OP Units, there would have been 61,938,807 of our common shares of beneficial interest outstanding at March 31, 2013, with a market value of approximately $1.0 billion.

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

Funds from Operations

We consider funds from operations, also known as (“FFO”) an appropriate supplemental measure of the financial performance of an equity REIT.  Under the NAREIT definition, FFO represents net income available to common shareholders, excluding extraordinary items, as defined under accounting principles generally accepted in the United States of America (“GAAP”), gains (losses) on sales of depreciable property, plus real estate related depreciation and amortization (excluding amortization of financing costs), and after adjustments for unconsolidated partnerships and joint ventures.  In addition, in October 2011 NAREIT clarified its definition of FFO to exclude impairment provisions on depreciable property and equity investments in depreciable property.  Management has restated FFO for prior periods accordingly.  FFO should not be considered an alternative to GAAP net income available to common shareholders or as an alternative to cash flow as a measure of liquidity.  We consider FFO a useful measure for reviewing our comparative operating and financial performance between periods or to compare our performance to different REITs.  However, our computation of FFO may differ from the methodology for calculating FFO utilized by other real estate companies, and therefore, may not be comparable to these other real estate companies.

We recognize FFO’s limitations when compared to GAAP net income available to common shareholders.  FFO does not represent amounts available for needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties.  In addition, FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs, including the payment of dividends.  FFO is simply used as an additional indicator of our operating performance.  The following table illustrates the calculations of FFO:

	Three Months Ended March 31,
	2013	2012
	(In thousands, except per share data)
Net income (loss) available to common shareholders	$3,237	$(1,330)
Adjustments:
Rental property depreciation and amortization expense	10,854	8,720
Pro-rata share of real estate depreciation from unconsolidated joint ventures	1,600	1,687
Add preferred share dividends (assumes if converted) (1)	1,812	-
Gain on sale of depreciable real estate	-	(264)
Loss on sale of joint venture depreciable real estate (2)	6,365	-
Provision for impairment on income-producing properties	-	1,976
Deferred gain recognized upon acquisition of real estate	(5,282)	-
Noncontrolling interest in Operating Partnership(3)	225	(1)
FUNDS FROM OPERATIONS	$18,811	$10,788

Weighted average common shares	51,780	38,884
Shares issuable upon conversion of Operating Partnership Units(3)	2,270	2,619
Shares issuable upon conversion of preferred shares (1)	6,940	-
Dilutive effect of securities	432	266
Weighted average equivalent shares outstanding, diluted	61,422	41,769

Funds from operations per diluted share	$0.31	$0.26

(1)	Series D convertible preferred shares were dilutive for the three months ended March 31, 2013 and antidilutive for the three months ended March 31, 2012.
(2)	Amount included in (loss) earnings from unconsolidated joint ventures.
(3)	The total non-controlling interest reflects OP units convertible 1:1 into common shares or the cash value thereof.

Forward Looking Statements

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements represent our expectations, plans or beliefs concerning future events and may be identified by terminology such as “may,” “will,” “should,” “believe,” “expect,” “estimate,” “anticipate,” “continue,” “predict” or similar terms.  Although the forward-looking statements made in this document are based on our good faith beliefs, reasonable assumptions and our best judgment based upon current information, certain factors could cause actual results to differ materially from those in the forward-looking statements, including: our success or failure in implementing our business strategy; economic conditions generally and in the commercial real estate and finance markets specifically; our cost of capital, which depends in part on our asset quality, our relationships with lenders and other capital providers; our business prospects and outlook; changes in governmental regulations, tax rates and similar matters; our continuing to qualify as a REIT; and other factors discussed elsewhere in this document and our filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2012.   Given these uncertainties, you should not place undue reliance on any forward-looking statements.  Except as required by law, we assume no obligation to update these forward-looking statements, even if new information becomes available in the future.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We have exposure to interest rate risk on our variable rate debt obligations.  Based on market conditions, we may manage our exposure to interest rate risk by entering into interest rate swap agreements to hedge our variable rate debt.  We are not subject to any foreign currency exchange rate risk or commodity price risk, or other material rate or price risks.  Based on our debt and interest rates and interest rate swap agreements in effect at March 31, 2013, a 100 basis point change in interest rates would impact our future earnings and cash flows by approximately $0.1 million annually.  We believe that a 100 basis point increase in interest rates would decrease the fair value of our total outstanding debt by approximately $5.8 million at March 31, 2013.

We had interest rate swap agreements with an aggregate notional amount of $135.0 million as of March 31, 2013.  The agreements provided for fixed rates ranging from 1.2% to 2.0% and had expirations ranging from April 2016 to October 2018.  The following table sets forth information as of March 31, 2013 concerning our long-term debt obligations, including principal cash flows by scheduled amortization payment and scheduled maturity, weighted average interest rates of maturing amounts and fair market:

								Fair
	2013	2014	2015	2016	2017	Thereafter	Total	Value
(In thousands)
Fixed-rate debt	$117,059	$34,199	$86,059	$22,629	$186,945	$129,586	$576,477	$578,852
Average interest rate	7.3%	9.2%	5.3%	5.9%	4.4%	5.1%	5.6%
Variable-rate debt	$-	$-	$-	$30,000	$45,000	$28,125	$103,125	$103,125
Average interest rate				1.9%	1.9%	3.6%	2.3%

We estimated the fair value of our fixed rate mortgages using a discounted cash flow analysis, based on borrowing rates for similar types of borrowing arrangements with the same remaining maturity.  Considerable judgment is required to develop estimated fair values of financial instruments.  The table incorporates only those exposures that exist at March 31, 2013 and does not consider those exposures or positions which could arise after that date or firm commitments as of such date.  Therefore, the information presented therein has limited predictive value.  Our actual interest rate fluctuations will depend on the exposures that arise during the period and on market interest rates at that time.

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

We carried out an assessment as of March 31, 2013 of the effectiveness of the design and operation of our disclosure controls and procedures.  This assessment was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.  Based on such evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that such disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2013.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are involved in certain litigation arising in the ordinary course of business.  There are no material pending governmental proceedings.

Item 1A.  Risk Factors

You should review our Annual Report on Form 10-K for the year ended December 31, 2012 which contains a detailed description of risk factors that may materially affect our business, financial condition or results of operations.

Item 6. Exhibits

Exhibit No.	Description

10.1*
Agreement for the Acquisition of Partnership and Limited Liability Company Interests, dated March 5, 2013, between CLPF-Ramco, LLC, CLPF-Ramco L.P., Ramco Lion, LLC, Ramco-Gershenson Properties, L.P., and Ramco GP.

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

RAMCO-GERSHENSON PROPERTIES TRUST

Date: April 30, 2013	By:/s/ DENNIS GERSHENSON Dennis Gershenson President and Chief Executive Officer (Principal Executive Officer)

Date: April 30, 2013	By: /s/ GREGORY R. ANDREWS Gregory R. Andrews Chief Financial Officer (Principal Financial and Accounting Officer)