Form 10-Q
period 2013-06-30
RAMCO GERSHENSON PROPERTIES TRUST
filed 2013-07-31
CIK 842183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended June 30, 2013

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

Yes   ☐                       No  ☒

Number of common shares of beneficial interest ($0.01 par value) of the registrant outstanding as of July 24, 2013: 60,986,850

PART 1 – FINANCIAL INFORMATION
Item 1.  Unaudited Condensed Consolidated Financial Statements

RAMCO-GERSHENSON PROPERTIES TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Income producing properties, at cost:
Land	$264,476	$166,500
Buildings and improvements	1,260,370	952,671
Less accumulated depreciation and amortization	(249,766)	(237,462)
Income producing properties, net	1,275,080	881,709
Construction in progress and land held for development or sale	94,087	98,541
Net real estate	1,369,167	980,250
Equity investments in unconsolidated joint ventures	31,985	95,987
Cash and cash equivalents	2,042	4,233
Restricted cash	4,832	3,892
Accounts receivable (net of allowance for doubtful accounts of $2,322 and $2,589 as of June 30, 2013 and December 31, 2012, respectively)	7,316	7,976
Other assets, net	110,955	72,953
TOTAL ASSETS	$1,526,297	$1,165,291

LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable:
Senior unsecured notes payable	$340,000	$180,000
Mortgages payable	339,496	293,156
Unsecured revolving credit facility	3,000	40,000
Junior subordinated notes	28,125	28,125
Total notes payable	710,621	541,281
Capital lease obligation	5,857	6,023
Accounts payable and accrued expenses	26,939	21,589
Other liabilities	42,166	26,187
Distributions payable	12,422	10,379
TOTAL LIABILITIES	798,005	605,459

Commitments and Contingencies

Ramco-Gershenson Properties Trust ("RPT") Shareholders' Equity:
Preferred shares, $0.01 par, 2,000 shares authorized: 7.25% Series D Cumulative Convertible Perpetual Preferred Shares, (stated at liquidation preference $50 per share), 2,000 shares issued and outstanding as of June 30, 2013 and December 31, 2012	$100,000	$100,000
Common shares of beneficial interest, $0.01 par, 80,000 shares authorized, 60,455 and 48,489 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	604	485
Additional paid-in capital	862,171	683,609
Accumulated distributions in excess of net income	(262,434)	(249,070)
Accumulated other comprehensive loss	(736)	(5,241)
TOTAL SHAREHOLDERS' EQUITY ATTRIBUTABLE TO RPT	699,605	529,783
Noncontrolling interest	28,687	30,049
TOTAL SHAREHOLDERS' EQUITY	728,292	559,832

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,526,297	$1,165,291

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
REVENUE
Minimum rent	$32,328	$21,688	$56,994	$42,718
Percentage rent	20	13	127	208
Recovery income from tenants	9,913	7,570	18,320	15,281
Other property income	502	451	1,035	1,174
Management and other fee income	473	947	1,277	1,914
TOTAL REVENUE	43,236	30,669	77,753	61,295

EXPENSES
Real estate taxes	5,852	4,491	10,500	8,697
Recoverable operating expense	4,765	3,442	8,982	7,263
Other non-recoverable operating expense	741	589	1,491	1,269
Depreciation and amortization	14,697	9,688	25,609	18,245
General and administrative expense	5,634	4,878	11,134	9,756
TOTAL EXPENSES	31,689	23,088	57,716	45,230

OPERATING INCOME	11,547	7,581	20,037	16,065

OTHER INCOME AND EXPENSES
Other (expense) income, net	(180)	230	(316)	118
Gain on sale of real estate	332	—	3,914	69
Earnings (loss) from unconsolidated joint ventures	260	580	(5,414)	1,076
Interest expense	(7,296)	(6,453)	(13,369)	(13,079)
Amortization of deferred financing fees	(346)	(376)	(687)	(753)
Deferred gain recognized upon acquisition of real estate	—	—	5,282	—
INCOME FROM CONTINUING OPERATIONS BEFORE TAX	4,317	1,562	9,447	3,496
Income tax benefit (provision)	13	23	(30)	(2)
INCOME FROM CONTINUING OPERATIONS	4,330	1,585	9,417	3,494

DISCONTINUED OPERATIONS
Gain on sale of real estate	1,537	72	1,537	336
Gain on early extinguishment of debt	—	307	—	307
Provision for impairment	—	—	—	(2,536)
(Loss) income from discontinued operations	(85)	200	102	511
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	1,452	579	1,639	(1,382)

NET INCOME	5,782	2,164	11,056	2,112
Net (income) loss attributable to noncontrolling partner interest	(208)	(185)	(433)	349
NET INCOME ATTRIBUTABLE TO RPT	5,574	1,979	10,623	2,461
Preferred share dividends	(1,813)	(1,813)	(3,625)	(3,625)
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$3,761	$166	$6,998	$(1,164)

EARNINGS (LOSS) PER COMMON SHARE, BASIC
Continuing operations	$0.04	$—	$0.09	$—
Discontinued operations	0.02	—	0.03	(0.03)
	$0.06	$—	$0.12	$(0.03)
EARNINGS (LOSS) PER COMMON SHARE, DILUTED
Continuing operations	$0.04	$—	$0.09	$—
Discontinued operations	0.02	—	0.03	(0.03)
	$0.06	$—	$0.12	$(0.03)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	59,911	42,662	55,867	40,773
Diluted	60,319	42,662	56,277	40,773
		.
OTHER COMPREHENSIVE INCOME (LOSS)
Net income	$5,782	$2,164	$11,056	$2,112
Other comprehensive income (loss):
Gain (loss) on interest rate swaps	4,118	(2,451)	4,676	(2,203)
Comprehensive income (loss)	9,900	(287)	15,732	(91)
Comprehensive (income) loss attributable to noncontrolling interest	(147)	140	(171)	126
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO RPT	$9,753	$(147)	$15,561	$35

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
For the six months ended June 30, 2013
(In thousands)
(Unaudited)

	Shareholders' Equity of Ramco-Gershenson Properties Trust
	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Shareholders’ Equity
Balance, December 31, 2012	$100,000	$485	$683,609	$(249,070)	$(5,241)	$30,049	$559,832
Issuance of common shares	—	118	177,886	—	—	—	178,004
Conversion and redemption of OP unit holders	—	—	—	—	—	(1,207)	(1,207)
Share-based compensation and other expense	—	1	676	—	—	—	677
Dividends declared to common shareholders	—	—	—	(20,201)	—	—	(20,201)
Dividends declared to preferred shareholders	—	—	—	(3,625)	—	—	(3,625)
Distributions declared to noncontrolling interests	—	—	—	—	—	(759)	(759)
Dividends declared to deferred shares	—	—	—	(161)	—	—	(161)
Other comprehensive income adjustment	—	—	—	—	4,505	171	4,676
Net income	—	—	—	10,623	—	433	11,056
Balance, June 30, 2013	$100,000	$604	$862,171	$(262,434)	$(736)	$28,687	$728,292

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2013	2012
OPERATING ACTIVITIES
Net income	$11,056	$2,112
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including discontinued operations	25,684	18,719
Amortization of deferred financing fees, including discontinued operations	687	759
Income tax provision	30	2
(Earnings) loss from unconsolidated joint ventures	5,414	(1,076)
Distributions received from operations of unconsolidated joint ventures	3,485	2,622
Provision for impairment from discontinued operations	—	2,536
Gain on extinguishment of debt, including discontinued operations	—	(307)
Deferred gain recognized upon acquisition of real estate	(5,282)	—
Gain on sale of real estate, including discontinued operations	(5,451)	(405)
Amortization of premium on mortgages and notes payable, net	(186)	(16)
Share-based compensation expense	1,076	1,010
Long-term incentive cash compensation expense	700	151
Changes in assets and liabilities:
Accounts receivable, net	660	(88)
Other assets, net	202	(441)
Accounts payable, accrued expenses and other liabilities	7,151	1,940
Net cash provided by operating activities	45,226	27,518

INVESTING ACTIVITIES
Acquisition of real estate, net of assumed debt	$(202,096)	$(108,331)
Development and capital improvements	(18,196)	(16,606)
Net proceeds from sales of real estate	18,960	10,292
(Increase) decrease in restricted cash	(940)	603
Investment in unconsolidated joint ventures	(4,979)	(3,035)
Net cash used in investing activities	(207,251)	(117,077)

FINANCING ACTIVITIES
Proceeds on mortgages and notes payable	$160,000	$—
Repayment of mortgages and notes payable	(116,064)	(21,981)
Net (repayments) borrowings on revolving credit facility	(37,000)	31,500
Payment of deferred financing costs	(1,319)	—
Proceeds from issuance of common stock	178,295	89,546
Repayment of capitalized lease obligation	(166)	(157)
Conversion of operating partnership units for cash	(1,207)	—
Dividends paid to preferred shareholders	(3,625)	(3,625)
Dividends paid to common shareholders	(18,302)	(12,831)
Distributions paid to operating partnership unit holders	(778)	(857)
Net cash provided by financing activities	159,834	81,595

Net change in cash and cash equivalents	(2,191)	(7,964)
Cash and cash equivalents at beginning of period	4,233	12,155
Cash and cash equivalents at end of period	$2,042	$4,191

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY
Assumption of debt related to Acquisitions	$158,767	$—
Conveyance of mortgage to lender	$—	$8,501

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest (net of capitalized interest of $457 and $513 in 2013 and 2012, respectively)	$13,811	$13,334
Cash paid for federal income taxes	$—	$15

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Organization and Basis of Presentations

Organization

Ramco-Gershenson Properties Trust, together with its subsidiaries (the “Company”), is a real estate investment trust (“REIT”) engaged in the business of owning, developing, redeveloping, acquiring, managing and leasing community shopping centers located predominantly in the Eastern, Midwestern and Central regions of the United States.  As of June 30, 2013, our property portfolio consists of 65 wholly owned shopping centers and one office building comprising approximately 12.4 million square feet.  In addition, we are co-investor in and manager of two joint ventures that own portfolios of shopping centers.  We own 20% of Ramco 450 Venture LLC, an entity that owns eight shopping centers comprising approximately 1.7 million square feet.  We own 30% of Ramco/Lion Venture L.P., an entity that owns three shopping centers comprising approximately 0.8 million square feet. We also have ownership interests in three smaller joint ventures that each own a shopping center.  In addition, we own interests in three parcels of land held for development or sale and five parcels of land adjacent to certain of our existing developed properties located in Florida, Georgia, Michigan, Tennessee, and Virginia.  Most of our properties are anchored by supermarkets and/or national chain stores.  The Company’s credit risk, therefore, is concentrated in the retail industry.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and our majority owned subsidiary, the Operating Partnership, Ramco-Gershenson Properties, L.P. (96.4% and 95.4% owned by the Company at June 30, 2013 and December 31, 2012, respectively), and all wholly-owned subsidiaries, including entities in which we have a controlling financial interest.  We have elected to be a REIT for federal income tax purposes.  All intercompany balances and transactions have been eliminated in consolidation.  The information furnished is unaudited and reflects all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.  These condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Reclassifications

Certain reclassifications of prior period amounts, primarily related to discontinued operations, have been made in the condensed consolidated financial statements in order to conform to the current presentation.

Recent Accounting Pronouncements

In February 2013, the FASB updated ASC 220 “Comprehensive Income” with ASU 2013-2.  This update requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, ASU 2013-2 requires an entity to present, either on the face of the income statement or in the notes to financial statements, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The amendments in ASU 2013-2 do not change the current requirements for reporting net income or other comprehensive income in financial statements. For public entities, the amendments in ASU 2013-2 are effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this guidance concerns disclosure only and did not have an impact on our consolidated financial statements.

2.  Real Estate

Included in our net real estate assets are income producing shopping center properties that are recorded at cost less accumulated depreciation and amortization.

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

Land held for development or sale consists of projects where vertical construction has yet to commence, but which have been identified as available for future development when market conditions dictate the demand for a new shopping center. The viability of all projects under construction or development, including those owned by unconsolidated joint ventures, is regularly evaluated under applicable accounting requirements, including requirements relating to abandonment of assets or changes in use.  Land held for development or sale was $81.8 million and $81.5 million at June 30, 2013 and December 31, 2012, respectively.

Construction in progress represents existing redevelopment and tenant build-out projects.  When projects are substantially complete and ready for their intended use, balances are transferred to land or building and improvements as appropriate.  Construction in progress was $12.3 million and $17.0 million at June 30, 2013 and December 31, 2012, respectively.

The decrease in construction in progress from December 31, 2012 to June 30, 2013 was due primarily to the completion of Phase I of our Parkway Shops development, located in Jacksonville, Florida which was completed in April 2013 at a cost of approximately $17.5 million. During the quarter we commenced several expansion projects at existing centers and acquired a center with ongoing construction in progress.

3.  Property Acquisitions and Dispositions

Acquisitions

The following table provides a summary of our acquisition activity for the six months ended June 30, 2013:

				Gross
Property Name	Location	GLA	Date Acquired	Purchase Price	Assumed Debt
		(In thousands)		(In thousands)
Mount Prospect Plaza	Mt. Prospect (Chicago), IL	301	06/20/13	$36,100	$—
The Shoppes at Nagawaukee	Delafield (Milwaukee), WI	106	04/18/13	22,650	9,253
Clarion Partners Portfolio - 12 Income Producing Properties	FL & MI	2,246	03/25/13	367,415	149,514
Total consolidated income producing acquisitions		2,653		$426,165	$158,767

The Clarion Partners Portfolio of 12 properties (the “Clarion Acquisition”) acquired on March 25, 2013 was previously held in the Ramco/Lion Venture LP, a joint venture in which we hold a 30% interest and in which three properties still remain.

For the six months ended June 30, 2013 we recognized a deferred gain of $5.3 million related to one property that was included in the Clarion Acquisition.  The deferred gain related to our proportional 30% equity interest when the property was sold to the joint venture in 2007.

The aggregate fair value of our 2013 acquisitions through June 30, 2013, were allocated and are reflected in the following table in accordance with accounting guidance for business combinations.

Allocated Fair Value
(In thousands)
Land	$101,618
Buildings and improvements	301,889
Above market leases	4,407
Lease origination costs	33,941
Other assets	5,847
Below market leases	(17,840)
Premium for above market interest rates on assumed debt	(3,697)
Total purchase price allocated	$426,165

Total revenue and net income for the 2013 acquisitions included in our condensed consolidated statement of operations for the three and six months ended June 30, 2013 were as follows:

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
	(In thousands)
Total revenue from 2013 acquisitions	$10,279	$10,977
Net income from 2013 acquisitions	$2,426	$2,492

Unaudited Proforma Information

If the 2013 Acquisitions had occurred on January 1, 2012, our consolidated revenues and net income for the three and six months ended June 30, 2013 and 2012 would have been as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Consolidated revenue	$44,190	$42,116	$89,055	$84,829
Consolidated net income (loss)	$3,707	$563	$8,189	$(290)

Dispositions

The following table provides a summary of our disposition activity for the six months ended June 30, 2013:

					Gross
Property Name	Location	GLA	Acreage	Date Sold	Sales Price	Debt Repaid	Gain on Sale
					(In thousands)
Mays Crossing	Stockbridge, GA	137	N/A	04/09/13	$8,400	$—	$1,537
Total consolidated income producing dispositions		137			$8,400	$—	$1,537

Parkway Phase I - Mellow Mushroom Outparcel	Jacksonville, FL	N/A	1.2	05/22/13	$1,200	$—	$332
Roseville Towne Center - Wal-Mart parcel	Roseville, MI	N/A	11.6	02/15/13	7,500	—	3,030
Parkway Phase I - BJ's Restaurant Outparcel	Jacksonville, FL	N/A	2.9	01/24/13	2,600	—	552
Total consolidated land / outparcel dispositions			15.7		$11,300	$—	$3,914
Total consolidated dispositions		137	15.7		$19,700	$—	$5,451

4.  Discontinued Operations

We will classify properties as held for sale when executed purchase and sales agreement contingencies have been satisfied thereby signifying that the sale is legally binding and we are able to conclude that the sale of the property within one year is probable.  As of June 30, 2013 and 2012, we did not have any properties held for sale.

The following table provides a summary of selected operating results for those properties sold during the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Total revenue	$44	$823	$349	$2,279
Expenses:
Recoverable operating expenses	27	225	85	674
Other non-recoverable property operating expenses	45	12	37	267
Depreciation and amortization	6	158	75	473
Interest expense	—	123	—	249
Operating (loss) income of properties sold	(34)	305	152	616
Other expense	(51)	(105)	(50)	(105)
Gain on sale of properties	1,537	72	1,537	336
Gain on early extinguishment of debt	—	307	—	307
Provision for impairment	—	—	—	(2,536)
Income (loss) from discontinued operations	$1,452	$579	$1,639	$(1,382)

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

The combined condensed financial information for our unconsolidated joint ventures is summarized as follows:

Balance Sheets	June 30, 2013	December 31, 2012
	(In thousands)
ASSETS
Investment in real estate, net	$414,577	$796,584
Other assets	32,259	56,631
Total Assets	$446,836	$853,215
LIABILITIES AND OWNERS' EQUITY
Mortgage notes payable	$178,010	$360,302
Other liabilities	12,756	13,866
Owners' equity	256,070	479,047
Total Liabilities and Owners' Equity	$446,836	$853,215
RPT's equity investments in unconsolidated joint ventures	$31,985	$95,987

	Three Months Ended June 30,		Six Months Ended June 30,
Statements of Operations	2013	2012	2013	2012
	(In thousands)
Total Revenue	$10,736	$10,910	$21,724	$21,814
Total Expenses	9,630	10,423	19,978	21,361
Income before other income and expenses and discontinued operations	1,106	487	1,746	453
Provision for impairment of long-lived assets	—	(712)	—	(712)
Gain on extinguishment of debt	—	—	—	198
Income (loss) from continuing operations	1,106	(225)	1,746	(61)

Discontinued operations
Loss on sale of real estate (1)	(295)	(89)	(21,512)	(89)
Income from discontinued operations	3	1,116	1,161	2,993
(Loss) income from discontinued operations	(292)	1,027	(20,351)	2,904
Net income (loss)	$814	$802	$(18,605)	$2,843

RPT's share of earnings (loss) from unconsolidated joint ventures (2)	$260	$580	$(5,414)	$1,506

(1)
In March, 2013 Ramco/Lion Venture LP sold 12 shopping centers to us. The aggregate purchase price for 100% of the shopping centers was $367.4 million resulting in a loss on the sale of $21.5 million to the joint venture.  The properties are located in Florida and Michigan.  Three properties remain in this joint venture.

(2)
For the six months ended June 30, 2012, our pro-rata share excludes $0.43 million in costs associated with the liquidation of a joint venture concurrent with the extinguishment of its debt.  The costs are reflected in earnings (loss) from unconsolidated joint ventures on our statement of operations.

As of June 30, 2013, we had investments in the following unconsolidated joint ventures:

	Ownership as of June 30,	Total Assets as of June 30,	Total Assets as of December 31,
Unconsolidated Entities	2013	2013	2012
		(In thousands)
Ramco/Lion Venture LP (1)	30%	$93,109	$495,585
Ramco 450 Venture LLC	20%	299,909	303,107
Other Joint Ventures	7%-20%	53,818	54,523
		$446,836	$853,215

(1)	The decrease in total assets is related to the March, 2013 sale of 12 shopping centers with a book value of $387.3 million.

There was no acquisition activity in the six months ended June 30, 2013 and 2012 by any of our unconsolidated joint ventures.

Debt

Our unconsolidated joint ventures had the following debt outstanding at June 30, 2013:

Balance
Entity Name	Outstanding
(In thousands)
Ramco 450 Venture LLC (1)	$139,825
Ramco/Lion Venture LP (2)	30,757
Ramco 191 LLC (3)	7,700
$178,282
Unamortized premium	(272)
Total mortgage debt	$178,010

(1)	Maturities range from September 2013 to January 2023 with interest rates ranging from 2.9% to 6.0%

(2)	Balance relates to Millennium Park’s mortgage loan which has a maturity date of October 2015 with a 5% interest rate.

(3)	Balance relates to Paulding Pavilion’s mortgage loan which has a maturity date of January 2014. The interest rate is variable based on LIBOR plus 3.50%.

During the six months ended June 30, 2013:

•	our partner repaid the mortgage on Olentangy Plaza, owned by Ramco 450 Venture LLC, in the amount of $21.6 million of which our share was $4.3 million; and

•
the mortgage on Market Plaza, owned by the Ramco 450 Venture LLC, was refinanced.  The loan required the joint venture to pay down the outstanding principal balance from $24.5 million to $16.0 million, of which our 20% share was $1.7 million.

Joint Venture Management and Other Fee Income

We are engaged by certain of our joint ventures to provide asset management, property management, leasing and investing services for such venture’s respective properties.  We receive fees for our services, including a property management fee calculated as a percentage of gross revenues received and recognize these fees as the services are rendered.

The following table provides information for our fees earned which are reported in our condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Management fees	$411	$656	1,080	1,370
Leasing fees	43	208	149	430
Construction fees	19	83	48	114
Total	$473	$947	1,277	1,914

6.  Other Assets, Net

Other assets consist of the following:

	June 30, 2013	December 31, 2012
	(In thousands)
Deferred leasing costs, net	$22,599	$18,067
Deferred financing costs, net	6,704	6,073
Lease intangible assets, net	57,255	25,611
Straight-line rent receivable, net	14,661	14,799
Prepaid and other deferred expenses, net	5,790	4,636
Other, net	3,946	3,767
Other assets, net	$110,955	$72,953

Total accumulated amortization of other assets was $43.3 million and $35.7 million at June 30, 2013 and December 31, 2012, respectively.

The increase in other assets, net is primarily due to our acquisitions completed during the first half of 2013 and the allocation of a portion of the purchase price to deferred leasing costs and lease intangible assets as well as the increase in deferred financing costs related to two debt transactions.

Intangible assets attributable to lease origination costs and for above-market leases are being amortized over the lives of the applicable lease.  Amortization of lease origination costs is an increase to amortization expense and amortization of above-market leases is a reduction to minimum rent revenue over the applicable terms of the respective leases.  Amortization of the above-market leases resulted in a reduction of revenue of approximately $0.9 million for each of the six months ended June 30, 2013 and 2012.

Straight-line rent receivables were net of allowances of $3.6 million and $3.0 million at June 30, 2013 and December 31, 2012, respectively.

7.  Debt

The following table summarizes our mortgages and notes payable and capital lease obligation as of June 30, 2013 and December 31, 2012:

Notes Payable	June 30, 2013	December 31, 2012
	(In thousands)
Senior unsecured notes	$110,000	$—
Unsecured term loan facilities	230,000	180,000
Fixed rate mortgages	335,968	293,139
Unsecured revolving credit facility	3,000	40,000
Junior subordinated notes	28,125	28,125
	707,093	541,264
Unamortized premium	3,528	17
	$710,621	$541,281

Capital lease obligation (1)	$5,857	$6,023

(1)
 99 year ground lease expires 9/30/2103.  However, an anchor tenant’s exercise of its option to purchase its parcel in October 2014 would require us to purchase the real estate that is subject to the ground lease.

In conjunction with our acquisitions in 2013 we assumed eight mortgages totaling $158.8 million.  In addition to the contractual debt assumed, an adjustment of approximately $3.7 million was made to notes payable to record the debt assumed at fair value.  This additional mortgage premium is amortized over the remaining life of the loans, with amortization recorded to decrease the monthly interest expense recorded on the loans. Of the eight mortgages assumed, three mortgages totaling $100.4 million were repaid during the second quarter of 2013.

Our fixed rate mortgages have interest rates ranging from 5.0% to 7.6% and are due at various maturity dates from May 2014 through June 2026.  Included in fixed rate mortgages at June 30, 2013 and 2012 were unamortized premium balances related to the fair market value of debt of approximately $3.5 million and $0.1 million, respectively.  The fixed rate mortgage notes are secured by mortgages on properties that have an approximate net book value of $335.7 million as of June 30, 2013.

We had net repayments of $37.0 million on our revolving credit facility during the six months ended June 30, 2013 with a balance of $3.0 million outstanding at June 30, 2013.  Outstanding letters of credit issued under our revolving credit facility, not reflected in the accompanying condensed consolidated balance sheets, totaled $4.7 million. These letters of credit reduce borrowing availability under our bank facility.

In June 2013, we closed on a $110.0 million private placement of senior unsecured notes. The notes were issued in three tranches with terms of 8, 10 and 12 years maturing in 2021, 2023 and 2025. The weighted average interest rate on the notes is 4.04%.

In May 2013, we entered into a $50.0 million, seven year unsecured term loan that includes an accordion feature providing the opportunity to borrow up to an additional $25.0 million under the same loan agreement. In conjunction with the closing of the loan, we entered into a seven year interest rate swap agreement resulting in a fixed interest rate of 3.5%.

The $160.0 million in combined proceeds from our recently completed debt financings were used primarily to repay maturing mortgage debt. Specifically, we repaid:

•	Mission Bay Plaza in the amount of $42.2 million with an interest rate of 6.6%;

•	Hunter's Square in the amount of $33.0 million with an interest rate of 8.2%;

•	Winchester Center in the amount of $25.3 million with an interest rate of 8.1%;

•	East Town Plaza in the amount of $10.1 million with an interest rate of 5.5%; and

•	Centre at Woodstock in the amount of $3.0 million with an interest rate of 6.9%.

Our revolving credit facility, term loans and unsecured notes contain financial covenants relating to total leverage, fixed charge coverage ratio, unencumbered assets, tangible net worth and various other calculations.  As of June 30, 2013, we were in compliance with these covenants.

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

The following table presents scheduled principal payments on mortgages and notes payable as of June 30, 2013:

Year Ending December 31,
(In thousands)
2013 (July 1 - December 31)	$2,610
2014	34,691
2015	86,581
2016 (1)	26,182
2017	232,531
Thereafter	324,498
Subtotal debt	707,093
Unamortized premium	3,528
Total debt (including unamortized premium)	$710,621

(1)	Scheduled maturities in 2016 include $3.0 million which represents the balance of the unsecured revolving credit facility drawn as of June 30, 2013.

We have no mortgage maturities until the second quarter of 2014 and it is our intent to repay these mortgages using cash, borrowings under our unsecured line of credit, or other sources of financing.

8.  Other Liabilities, net

Other liabilities consist of the following:

	June 30, 2013	December 31, 2012
	(In thousands)
Lease intangible liabilities, net	$32,290	$16,297
Cash flow hedge marked-to-market liability	898	5,574
Deferred liabilities	5,882	1,970
Tenant security deposits	2,735	1,948
Other, net	361	398
Other liabilities, net	$42,166	$26,187

The increase in other liabilities, net was primarily due to our 2013 acquisitions and the allocation of a portion of the purchase price to lease intangible liabilities.  The lease intangible liability relates to below-market leases that are being accreted over the applicable terms of the acquired leases, which resulted in an increase of revenue of $1.2 million and $0.3 million for the six months ended June 30, 2013 and 2012, respectively.

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

The table below presents the recorded amount of liabilities measured at fair value on a recurring basis as of June 30, 2013.

	Total
Liabilities	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Derivative liabilities - interest rate swaps	$(898)	$—	$(898)	$—

The carrying values of cash and cash equivalents, restricted cash, receivables and accounts payable and accrued liabilities are reasonable estimates of their fair values because of the short maturity of these financial instruments.

We estimated the fair value of our debt based on our incremental borrowing rates for similar types of borrowing arrangements with the same remaining maturity and on the discounted estimated future cash payments to be made for other debt.  The discount rates used approximate current lending rates for loans or groups of loans with similar maturities and credit quality, assumes the debt is outstanding through maturity and considers the debt’s collateral (if applicable).  Since such amounts are estimates that are based on limited available market information for similar transactions, there can be no assurance that the disclosed value of any financial instrument could be realized by immediate settlement of the instrument.  Fixed rate debt (including variable rate debt swapped to fixed through derivatives) with carrying values of $631.0 million and $456.3 million as of June 30, 2013 and December 31, 2012, respectively, have fair values of approximately $624.2 million and $455.4 million, respectively.  Variable rate debt’s fair value is estimated to be the carrying values of $76.1 million and $85.0 million as of June 30, 2013 and December 31, 2012, respectively. We classify our debt as level 2.

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

10.  Derivative Financial Instruments

We utilize interest rate swap agreements for risk management purposes to reduce the impact of changes in interest rates on our variable rate debt.  On the date we enter into an interest rate swap, the derivative is designated as a hedge against the variability of cash flows that are to be paid in connection with a recognized liability.  Subsequent changes in the fair value of a derivative designated as a cash flow hedge that is determined to be highly effective are recorded in other comprehensive income (“OCI”) until earnings are affected by the variability of cash flows of the hedged transaction.  The differential between fixed and variable rates to be paid or received is accrued, as interest rates change, and recognized currently as interest expense in the condensed consolidated statements of operations.  We assess effectiveness of our cash flow hedges both at inception and on an ongoing basis.  Our cash flow hedges become ineffective if critical terms of the hedging instrument and the debt do not perfectly match such as notional amounts, settlement dates, reset dates and calculation period.

At June 30, 2013, we had five interest rate swap agreements with an aggregate notional amount of $185.0 million that were designated as cash flow hedges.  The agreements provided for swapping one-month LIBOR interest rates ranging from 1.2% to 2.0% on our $75.0 million, $60.0 million, and $50.0 million unsecured term loans and have expirations ranging from April 2016 to May 2020.

The following table summarizes the notional values and fair values of our derivative financial instruments as of June 30, 2013:

	Hedge	Notional	Fixed	Fair	Expiration
Underlying Debt	Type	Value	Rate	Value	Date
		(In thousands)		(In thousands)
Unsecured term loan facility	Cash Flow	$75,000	1.2175%	$(1,283)	04/2016
Unsecured term loan facility	Cash Flow	30,000	2.0480%	(806)	10/2018
Unsecured term loan facility	Cash Flow	25,000	1.8500%	(445)	10/2018
Unsecured term loan facility	Cash Flow	5,000	1.8400%	(80)	10/2018
Unsecured term loan facility	Cash Flow	50,000	1.4600%	1,716	05/2020
		$185,000		$(898)

The following table presents the fair values of derivative financial instruments in our condensed consolidated balance sheets as of June 30, 2013 and December 31, 2012, respectively:

	Liability Derivatives
	June 30, 2013		December 31, 2012
Derivatives designated as	Balance Sheet	Fair	Balance Sheet	Fair
hedging instruments	Location	Value	Location	Value
		(In thousands)		(In thousands)
Interest rate contracts	Other liabilities	$(898)	Other liabilities	$(5,574)
Total		$(898)	Total	$(5,574)

The effect of derivative financial instruments on our condensed consolidated statements of operations for the six months ended June 30, 2013 and 2012 is summarized as follows:

	Amount of Loss Recognized in OCI on Derivative (Effective Portion)		Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationship	Six Months Ended June 30,			Six Months Ended June 30,
	2013	2012		2013	2012
	(In thousands)			(In thousands)
Interest rate contracts	$4,676	$(2,203)	Interest Expense	$(994)	$(875)
Total	$4,676	$(2,203)	Total	$(994)	$(875)

11.   Earnings Per Common Share

The following table sets forth the computation of basic earnings per share (“EPS”):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands, except per share data)
Income from continuing operations	$4,330	$1,585	$9,417	$3,494
Net (income) loss from continuing operations attributable to noncontrolling interest	(156)	(155)	(375)	259
Preferred share dividends	(1,813)	(1,813)	(3,625)	(3,625)
Allocation of continuing income to restricted share awards	(33)	15	(66)	11
Income (loss) from continuing operations attributable to RPT	$2,328	$(368)	$5,351	$139

Income (loss) from discontinued operations	1,452	579	1,639	(1,382)
Net (income) loss from discontinued operations attributable to noncontrolling interest	(52)	(30)	(58)	90
Allocation of discontinued (income) loss to restricted share awards	(11)	(6)	(13)	14
Income (loss) from discontinued operations attributable to RPT	1,389	543	1,568	(1,278)
Net income (loss) available to common shareholders	$3,717	$175	$6,919	$(1,139)

Weighted average shares outstanding, Basic	59,911	42,662	55,867	40,773

Income (loss) per common share, Basic
Continuing operations	$0.04	$—	$0.09	$—
Discontinued operations	0.02	—	0.03	(0.03)
Net income (loss) available to common shareholders	$0.06	$—	$0.12	$(0.03)

The following table sets forth the computation of diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands, except per share data)
Income from continuing operations	$4,330	$1,585	$9,417	$3,494
Net (income) loss from continuing operations attributable to noncontrolling interest	(156)	(155)	(375)	259
Preferred share dividends	(1,813)	(1,813)	(3,625)	(3,625)
Allocation of continuing income to restricted share awards	(33)	15	(66)	11
Allocation of over distributed continuing income to restricted share awards	(4)	(4)	(8)	(7)
Income (loss) from continuing operations attributable to RPT	$2,324	$(372)	$5,343	$132

Income (loss) from discontinued operations	1,452	579	1,639	(1,382)
Net (income) loss from discontinued operations attributable to noncontrolling interest	(52)	(30)	(58)	90
Allocation of discontinued (income) loss to restricted share awards	(1)	—	(1)	1
Income (loss) from discontinued operations attributable to RPT	1,399	549	1,580	(1,291)
Net Income (loss) available to common shareholders	$3,723	$177	$6,923	$(1,159)

Weighted average shares outstanding, Basic	59,911	42,662	55,867	40,773
Stock options and restricted stock awards using the treasury method (1)	408	—	410	—
Dilutive effect of securities (2)	—	—	—	—
Weighted average shares outstanding, Diluted	60,319	42,662	56,277	40,773
Income (loss) per common share, Diluted
Continuing operations	$0.04	$—	$0.09	$—
Discontinued operations	0.02	—	0.03	(0.03)
Net income (loss) available to common shareholders	$0.06	$—	$0.12	$(0.03)

(1)
Stock options and restricted stock awards are anti-dilutive for the three and the six months ended June 30, 2013 and 2012 and accordingly, have been excluded from the weighted average common shares used to compute diluted EPS.

(2)	The assumed conversion of preferred shares are anti-dilutive for all periods presented and accordingly, have been excluded from the weighted average common shares used to compute diluted EPS.

12.  Share-based Compensation Plans

As of June 30, 2013, we have one share-based compensation plan in effect.  The 2012 Omnibus Long-Term Incentive Plan (“2012 LTIP”) under which our compensation committee may grant, subject to the Company’s performance conditions as specified by the compensation committee, restricted shares, restricted share units, options and other awards to trustees, officers and other key employees.  The 2012 LTIP allows us to issue up to 2,000,000 shares of our common stock, units or stock options, of which 1,690,302 remain available for issuance.

In addition, as of June 30, 2013, we had 190,993 share awards that were granted under plans which terminated when the 2012 LTIP became effective.  These awards have various expiration dates through June 2017.

We recognized share-based compensation expense of $1.8 million and $1.2 million for the six months ended June 30, 2013 and 2012, respectively.

During the six months ended June 30, 2013, the we made the following grants:

•
restricted stock related to the 2010 performance-based units.  The measurement period was January 1, 2010 through December 31, 2012 and measured our three-year shareholder return compared to our peer group.  Our rank in comparison to the peer group resulted in a grant of 189,178 shares of restricted stock.  Per the plan 50% vested on the date of the grant and the balance vest on the first anniversary of the date of the grant;

•
91,710 shares of service-based restricted stock that vest over five years. The service-based awards are valued based on our closing stock price as of the grant date of March 1, 2013 and the expense is recognized on a graded vesting basis; and

•
performance-based cash awards that are earned subject to a future performance measurement based on a three-year shareholder return peer comparison (“the 2013 TSR Grant”).  If the performance criterion is met, the actual value of the grant earned will be determined and 50.0% of the award will be paid in cash immediately while the balance will be paid in cash the following year.

Pursuant to ASC 718 – Stock Compensation, we determine the grant date fair value of TSR Grants, and any subsequent re-measurements, based upon a Monte Carlo simulation model.   We will recognize the compensation expense ratably over the requisite service period.  We are required to re-value the cash awards at the end of each quarter using the same methodology as was used at the initial grant date and adjust the compensation expense accordingly.  If at the end of the three-year measurement period the performance criteria are not met, compensation expense previously recognized would be reversed.  Of the total recognized compensation expense, $0.7 million and $0.2 million related to the cash awards for the six months ended June 30, 2013 and 2012, respectively.

As of June 30, 2013, we had $5.6 million of total unrecognized compensation expense related to unvested restricted shares, options granted under our plans and performance based equity and cash awards.  This expense is expected to be recognized over a weighted-average period of 4.8 years.

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

As of June 30, 2013, we had a federal and state deferred tax asset of $0.2 million, net of a valuation allowance of $9.6 million.  We believe that it is more likely than not that the results of future operations will generate sufficient taxable income to recognize the net deferred tax assets.  These future operations are primarily dependent upon the profitability of our TRSs, the timing and amounts of gains on land sales, and other factors affecting the results of operations of the TRSs.  The valuation allowances relate to net operating loss carry forwards and tax basis differences where there is uncertainty regarding their realizability.

We recorded an income tax provision of approximately $30,000 and $2,000 for the six months ended June 30, 2013 and 2012, respectively.

14.  Commitments and Contingencies

Construction Costs

In connection with the development and expansion of various shopping centers as of June 30, 2013, we had entered into agreements for construction costs of approximately $2.1 million.

Litigation

We are currently involved in certain litigation arising in the ordinary course of business.

Leases

We lease office space for our corporate headquarters under an operating lease.  We also have operating leases for land at one of our shopping centers and a capital ground lease at our Gaines Marketplace Shopping Center.  Total amounts expensed relating to these leases were $0.5 million and $0.7 million for the six months ended June 30, 2013 and 2012, respectively.

15.  Subsequent Events

We have evaluated subsequent events through the date that the condensed consolidated financial statements were issued.

Subsequent to June 30, 2013:

•	we executed a purchase agreement for a property in Missouri for $24.0 million. The agreement is subject to contingencies for due diligence; and

•	we entered into a new controlled equity offering whereby we may sell up to 8.0 million common shares of beneficial interest once the shares of the existing offering have been issued.

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

Overview

We are a fully integrated, self-administered, publicly-traded REIT which owns, develops, acquires, manages and leases community shopping centers located predominantly in the Eastern and Midwestern regions of the United States.  As of June 30, 2013, our property portfolio consists of 65 wholly owned shopping centers and one office building comprising approximately 12.4 million million square feet.  In addition, we are co-investor in and manager of two joint ventures that own portfolios of shopping centers.  We own 20% of Ramco 450 Venture LLC, an entity that owns eight shopping centers comprising approximately 1.7 million square feet.  We own 30% of Ramco/Lion Venture L.P., an entity that owns three shopping centers comprising approximately 0.8 million square feet.  We also have ownership interests in three smaller joint ventures that each own a shopping center.  In addition, we own interests in three parcels of land held for development or sale and five parcels of land adjacent to certain of our existing developed properties located in Florida, Georgia, Michigan, Tennessee, and Virginia.   Our core portfolio, which includes joint venture properties, was 95.1% leased at June 30, 2013.  Including properties in redevelopment or slated for redevelopment, our overall portfolio was 93.2% leased.

Economic Outlook

The economic performance and value of our shopping centers are dependent on various factors.  The general economic environment in the United States continues to improve slowly but the general job market remains weak. Continued high unemployment and the slower rate of growth may affect our tenant’s abilities to pay base rent, percentage rent or other charges which may adversely affect our financial condition and results of operations.  Further, our ability to re-lease vacant spaces may be negatively impacted by the slow national economic recovery.  These factors may impact the valuation of certain long-lived or intangible assets that are subject to impairment testing, potentially resulting in impairment provisions which may be material to our financial condition or results of operations.  While we believe the locations of our centers and diverse tenant base should mitigate the negative impact of the national economic environment, we may experience an increase in vacancy that will have a negative impact on our revenue and bad debt expense.  We continue to monitor our tenants’ operating performance as well as trends in the retail industry to evaluate any future impact.

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

Although the current retail real estate environment remains challenging, we have been able to execute upon our strategy by continuing to strengthen our balance sheet to allow financial and operational flexibility and recycle capital through strategic acquisitions and dispositions of our shopping center portfolio.  We accomplished the following activity during the six months ended June 30, 2013:

Operating Activity

For the combined portfolio, including wholly-owned and joint venture properties we:

•	Executed 80 new leases totaling 360,640 square feet with an average rental rate of $14.01 per square foot; and

•	Executed 102 renewal leases totaling 452,061 square feet with an average rental rate of $15.46 per square foot.

Investing Activity

During the six months ended June 30, 2013, we completed acquisitions of $426.2 million in wholly-owned income-producing properties:

•	Mt. Prospect Plaza, a 300,900 square foot shopping center located in Mt. Prospect (Chicago), Illinois for $36.1 million;

•
The Shoppes at Nagawaukee Phase II and III, a combined 105,921 square foot shopping center adjacent to our existing Shoppes at Nagawaukee Center in Delafield (greater Milwaukee), Wisconsin for $22.7 million; and

•
The Clarion Acquisition, a portfolio of twelve income-producing properties from a joint venture in which we have a 30% interest for $367.4 million.  The properties are located in Florida and Michigan and have combined GLA of approximately 2.2 million square feet.

In addition, we completed the following dispositions for net proceeds to us of $19.0 million:

•	a shopping center in Stockbridge, Georgia for $8.4 million resulting in a $1.5 million gain and generating $8.2 million in net proceeds;

•	two outparcels at our Parkway Shops development resulting in a $0.9 million gain and generating combined net proceeds to us of $3.6 million; and

•
land at our Roseville Towne Center to Wal-Mart, currently an anchor tenant, where they will construct a supercenter. The sale resulted in a gain of $3.0 million, generating net proceeds of $7.2 million.

Redevelopment has commenced on our portion of the Roseville Towne Center whereby we will relocate the existing Marshals into a new 25,000 square foot store as well as construct additional space for a 12,000 square foot Five Below and space for a new anchor tenant. The total projected cost for the redevelopment is approximately $4.3 million and is expected to be completed by the second quarter of 2014.

We have also commenced expansion at The Shoppes at Fox River II with the execution of a lease with Hobby Lobby for a 55,000 square foot space. The expansion will include an additional anchor and retail tenants. The total projected cost is approximately $14.6 million and is expected to be completed by the fourth quarter of 2014.

Financing Activity

Debt

We closed two debt transactions during the second quarter of 2013:

•
a $110.0 million private placement of senior unsecured notes. The notes were issued in three tranches with terms of 8, 10 and 12 years maturing in 2021, 2023 and 2025. The weighted average interest rate on the notes is 4.04%; and

•
a $50.0 million, seven year unsecured term loan that includes an accordion feature providing the opportunity to borrow up to an additional $25.0 million under the same loan agreement. In conjunction with the closing of the loan, we entered into a seven year swap agreement resulting in an interest rate at closing of 3.5%.

The $160.0 million in combined proceeds from these debt financings were used primarily to repay maturing mortgage debt. Specifically, we repaid:

•	Mission Bay Plaza in the amount of $42.2 million with an interest rate of 6.6%;

•	Hunter's Square in the amount of $33.0 million with an interest rate of 8.2%;

•	Winchester Center in the amount of $25.3 million with an interest rate of 8.1%;

•	East Town Plaza in the amount of $10.1 million with an interest rate of 5.5%; and

•	Centre at Woodstock in the amount of $3.0 million with an interest rate of 6.9%.

Equity

During the six months ended June 30, 2013, we completed an underwritten public offering of 7.0 million newly issued common shares of beneficial interest.  The underwriters were granted an option to purchase an additional 1.05 million common shares and they fully exercised that option on March 13, 2013.  Our total net proceeds, after deducting expenses, were approximately $122.2 million and were used to fund a portion of the consideration for the acquisitions during this period, as well as for general corporate purposes.

Through our controlled equity offering we issued 3.75 million common shares, at an average share price of $15.14, and received approximately $55.9 million in net proceeds during the six months ended June 30, 2013.  As of June 30, 2013, there were 1.5 million shares remaining under this program.

Land Held for Development or Sale

At June 30, 2013, we had three projects in pre-development and various parcels of land held for development or sale.  It is our policy to start vertical construction on new development projects only after the project has received entitlements, significant anchor commitments and construction financing, if appropriate.

In April 2013, we completed Phase I of the Parkway Shops development in Jacksonville, Florida for a total project cost of $17.5 million. The center is 100% leased with Dick's Sporting Goods and Marshalls as the anchor tenants.

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

Accounting Policies and Estimates

Our 2012 Annual Report on Form 10-K contains a description of our critical accounting policies, including initial adoption of accounting policies, revenue recognition and accounts receivable, real estate investment, off balance sheet arrangements, fair value measurements and deferred charges.  For the six months ended June 30, 2013, there were no material changes to these policies.

Comparison of three months ended June 30, 2013 to 2012

The following summarizes certain line items from our unaudited condensed consolidated statements of operations which we believe are important in understanding our operations and/or those items which have significantly changed in the three months ended June 30, 2013 as compared to the same period in 2012:

	Three Months Ended June 30,
	2013	2012	Dollar Change	Percent Change
	(In thousands)
Total revenue	$43,236	$30,669	$12,567	41.0%
Recoverable operating and real estate tax expense	10,617	7,933	2,684	33.8%
Other non-recoverable operating expense	741	589	152	25.8%
Depreciation and amortization	14,697	9,688	5,009	51.7%
General and administrative expense	5,634	4,878	756	15.5%
Other (expense) income, net	(180)	230	(410)	(178.3)%
Gain on sale of real estate	332	—	332	NM
Earnings from unconsolidated joint ventures	260	580	(320)	(55.2)%
Interest expense	(7,296)	(6,453)	(843)	13.1%
Amortization of deferred financing fees	(346)	(376)	30	(8.0)%
Income tax benefit	13	23	(10)	(43.5)%
Income from discontinued operations	1,452	579	873	150.8%
Net income loss attributable to noncontrolling partner interest	(208)	(185)	(23)	12.4%
Preferred share dividends	(1,813)	(1,813)	—	—%
Net income available to common shareholders	$3,761	$166	$(3,595)	2,165.7%

NM - Not meaningful

Total revenue for the three months ended June 30, 2013, increased $12.6 million, or 41.0%, from 2012.  The increase is primarily due to the following:

•	$9.7 million increase in minimum rent and recovery income related to the Clarion Acquisition completed in March 2013;

•	$0.5 million increase in minimum rent and recovery income related to the three acquisitions completed in the second quarter 2013;

•	$3.2 million increase in minimum rent and recovery income related to our acquisitions in 2012 and increases at existing centers; offset by

•	lower lease termination income of $0.2 million; and

•	lower fee income of $0.4 million due to our acquisition of the Clarion properties from a joint venture in which we hold a 30% interest.

Recoverable operating expense and real estate taxes for the three months ended June 30, 2013 increased $2.7 million, or 33.8%, from 2012.  The increase was primarily related to our acquisitions in 2013.

Other non-recoverable operating expense for the three months ended June 30, 2013 increased $0.2 million, or 25.8% , from 2012. The increase was primarily related to our acquisitions in 2013.

Depreciation and amortization expense for the three months ended June 30, 2013 increased $5.0 million, or 51.7%, from 2012.  The increase was primarily due to our 2013 and 2012 acquisitions and the amortization of the related lease origination costs associated with the acquired properties.

General and administrative expense for the three months ended June 30, 2013 increased $0.8 million or 15.5% from 2012.  The increase was primarily due to:

•	$0.4 million associated with the increase in compensation expense; and

•	$0.4 million in due diligence and acquisition costs.

Gain on sale of real estate was $0.3 million for the three months ended June 30, 2013 due to the sale of an outparcel at our Parkway Shops Phase I development. There were no land sales during the second quarter of 2012.

Earnings from unconsolidated joint ventures for the three months ended June 30, 2013 decreased $0.3 million.  The decrease was related to the acquisition of our partner’s 70% interest in 12 shopping centers held in the Ramco/Lion Venture LP completed in March 2013.

Interest expense for the three months ended June 30, 2013 decreased $0.8 million from 2012 primarily due to the following:

•	in January, 2013 our junior subordinated notes converted from a fixed interest rate of 7.9% to a variable interest rate of LIBOR plus 3.3% (3.6% at June 30, 2013);

•	lower average balance on our revolving credit facility;

•	increased capitalized interest primarily at our Parkway Shops development; offset in part by

•	increased mortgage interest related to the assumption of loans as part our 2013 acquisitions.

Income from discontinued operation was $1.5 million for the three months ended June 30, 2013 compared $0.6 million in 2012.  In 2013, we recorded a gain on the sale of real estate of $1.5 million compared to $72,000 in 2012.

Comparison of six months ended June 30, 2013 to 2012

The following summarizes certain line items from our unaudited condensed consolidated statements of operations which we believe are important in understanding our operations and/or those items which have significantly changed in the six months ended June 30, 2013 as compared to the same period in 2012:

	Six Months Ended June 30,
	2013	2012	Dollar Change	Percent Change
	(In thousands)
Total revenue	77,753	61,295	16,458	26.9%
Recoverable operating expense	19,482	15,960	3,522	22.1%
Other non-recoverable operating expense	1,491	1,269	222	17.5%
Depreciation and amortization	25,609	18,245	7,364	40.4%
General and administrative expense	11,134	9,756	1,378	14.1%
Other expense, net	(316)	118	(434)	(367.8)%
Gain on sale of real estate	3,914	69	3,845	NM
Earnings from unconsolidated joint ventures	(5,414)	1,076	(6,490)	(603.2)%
Interest expense	(13,369)	(13,079)	(290)	2.2%
Amortization of deferred financing fees	(687)	(753)	66	(8.8)%
Deferred gain recognized upon acquisition of real estate	5,282	—	5,282	NM
Income tax provision	(30)	(2)	(28)	NM
Income (loss) from discontinued operations	1,639	(1,382)	3,021	(218.6)%
Net income attributable to noncontrolling interest	(433)	349	(782)	(224.1)%
Preferred share dividends	(3,625)	(3,625)	—	—%
Net income available to common shareholders	6,998	(1,164)	(8,162)	(701.2)%

NM - Not meaningful

Total revenue for the six months ended June 30, 2013, increased $16.5 million, or 26.9%, from 2012.  The increase is primarily due to the following:

•	$10.4 million increase in minimum rent and recovery income related to the Clarion Acquisition completed in March 2013;

•	$0.5 million increase in minimum rent and recovery income related to the three acquisitions complete in the second quarter 2013;

•	$7.1 million increase in minimum rent and recovery income related to our acquisitions in 2012 and increases at existing centers; offset by

•	lower lease termination income of $0.6 million; and

•	lower fee income of $0.6 million due to our acquisition of the Clarion properties from a joint venture in which we hold a 30% interest.

Recoverable operating expense and real estate taxes for the six months ended June 30, 2013 increased $3.5 million, or 22.1%, from 2012.  The increase was primarily related to our acquisitions in 2013.

Other non-recoverable operating expense for the six months ended June 30, 2013 increased $0.2 million, or 17.5% , from 2012. The increase was primarily related to our acquisitions in 2013.

Depreciation and amortization expense for the six months ended June 30, 2013 increased $7.4 million, or 40.4%, from 2012.  The increase was primarily due to our 2013 and 2012 acquisitions and the amortization of the related lease origination costs associated with the acquired properties.

General and administrative expense for the six months ended June 30, 2013 increased $1.4 million or 14.1% from 2012.  The increase was primarily due to:

•	$0.8 million associated with the increase in compensation expense; and

•	$0.5 million in acquisition costs.

Gain on sale of real estate was $3.9 million for the six months ended June 30, 2013 due to the sale of land at our Roseville Towne Center to Wal-Mart, an anchor tenant, and two out parcels at our Parkway Shops development, compared to the sale of one out parcel for a gain of $69,000 in 2012.

Earnings from unconsolidated joint ventures for the six months ended June 30, 2013 decreased $6.5 million.  The decrease was related to the acquisition of our partners 70% interest in 12 shopping centers held in the Ramco/Lion Venture LP. The sale resulted in a loss of $21.2 million to the joint venture of which our share was $6.4 million.

Interest expense for the six months ended June 30, 2013 decreased $0.3 million from 2012 primarily due to the following:

•	in January 2013, our junior subordinated notes converted from a fixed interest rate of 7.9% to a variable interest rate of LIBOR plus 3.3% (3.6% at June 30, 2013);

•	lower average balance on our revolving credit facility;

•	increased capitalized interest primarily at our Parkway Shops development; offset in part by

•	increased mortgage interest related to the assumption of loans as part of the consideration for the 2013 acquisitions.

In 2013, we recorded a deferred gain of $5.3 million which related to our proportional 30% equity interest in a property sold to the Ramco/Lion Venture LP in 2007.

Income from discontinued operations was $1.6 million for the six months ended June 30, 2013 compared to income of $1.4 million in 2012.  In 2013, we recorded a gain on the sale of real estate of $1.5 million compared to $0.3 million in 2012. In 2012, we recorded a provision for impairment of $2.5 million and a $0.3 million gain on extinguishment of debt related to a property that was previously held in a consolidated joint venture.  No such activity was recorded for 2013.

Liquidity and Capital Resources

On March 18, 2013, we completed an underwritten public offering of 8.05 million newly issued common shares of beneficial interest.  Our total net proceeds, after deducting expenses, were approximately $122.2 million.

Through our controlled equity offering we issued 3.75 million common shares, at an average share price of $15.14, and received approximately $55.9 million in net proceeds during the six months ended June 30, 2013.  As of June 30, 2013, there were 1.5 million shares remaining under this program.

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

At June 30, 2013, we had $2.0 million and $4.8 million in cash and cash equivalents and restricted cash, respectively.  Restricted cash was comprised primarily of funds held in escrow to pay real estate taxes, insurance premiums, and certain capital expenditures.

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

Our next scheduled debt maturities are in the second quarter of 2014.  As opportunities arise and market conditions permit, we will continue to pursue the strategy of selling mature properties or non-core assets that no longer meet our investment criteria.  Our ability to obtain acceptable selling prices and satisfactory terms and financing will impact the timing of future sales.  We anticipate using net proceeds from the sale of properties and proceeds from our ongoing controlled equity offering to reduce outstanding debt and support future growth initiatives.

Long-Term Liquidity Requirements

Our long-term liquidity needs consist primarily of funds necessary to pay indebtedness at maturity, potential acquisitions of properties, redevelopment of existing properties, the development of land held and non-recurring capital expenditures.

As of June 30, 2013, $232.3 million was available to be drawn on our unsecured revolving credit facility subject to continuing compliance with maintenance covenants that may affect availability.

For the three months ended June 30, 2013, our cash flows were as follows compared to the same period in 2012:

	Six Months Ended June 30,
	2013	2012
	(In thousands)
Cash provided by operating activities	$45,226	$27,518
Cash used in investing activities	(207,251)	(117,077)
Cash provided by financing activities	159,834	81,595

•
We generated $45.2 million in cash flows from operating activities as compared to $27.5 million in 2012.  Net operating income increased $13.0 million as a result of our acquisitions and leasing activity at our shopping centers.  Net cash flow from accounts receivable increased $0.7 million compared to 2012.  Interest expense increased $0.1 million because of higher net mortgage interest due to mortgages assumed with our 2013 acquisitions offset by reduced interest rates on our junior subordinated notes, and lower average balance on our revolving line of credit.

•
Investing activities used $207.3 million of cash flows as compared to $117.1 million in 2012. We acquired 14 properties during the first half of 2013 compared to four during the comparable period in 2012. The 2013 acquisitions were funded with a combination of cash and the assumption of debt.  Development and capital expenditures increased by $1.6 million.  Net proceeds from sales of real estate increased $8.7 million as did investment in unconsolidated joint ventures by $1.9 million.

•
Cash flows provided by financing activities were $159.8 million as compared to $81.6 million in 2012.  This difference of $78.2 million is primarily explained by proceeds of $178.3 million from common stock issued in 2013 compared to $89.5 million in proceeds from the issuance of common stock in 2012.  Cash dividends to common shareholders were higher by $5.5 million due to the increase in the number of common shares outstanding and a 3% increase in our quarterly dividend starting in January 2013.

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

On May 14, 2013, our Board of Trustees declared a quarterly cash dividend distribution of $0.16825 per common share paid to common shareholders of record on June 20, 2013, a 3% increase from the same period in 2012.  Future dividends will be declared at the discretion of our Board of Trustees.  On an annual basis, we intend to make distributions to shareholders of at least 90% of our REIT taxable income, excluding net capital gains, in order to maintain qualification as a REIT.  On an annualized basis, our current dividend is above our estimated minimum required distribution.

Distributions paid by us are funded from cash flows from operating activities. To the extent that cash flows from operating activities were insufficient to pay total distributions for any period, alternative funding sources may be used.  Examples of alternative funding sources may include proceeds from sales of real estate and bank borrowings.  Although we may use alternative sources of cash to fund distributions in a given period, we expect that distribution requirements for an entire year will be met with cash flows from operating activities.  Additionally, we declared a quarterly cash dividend of $0.90625 per preferred share to preferred shareholders of record on June 20, 2013 unchanged from the dividend declared for the same period in 2012.

	Six Months Ended June 30,
	2013	2012
	(In thousands)
Cash provided by operating activities	$45,226	$27,518
Cash distributions to preferred shareholders	(3,625)	(3,625)
Cash distributions to common shareholders	(18,302)	(12,831)
Cash distributions to operating partnership unit holders	(778)	(857)
Total distributions	$(22,705)	$(17,313)
Surplus	$22,521	$10,205

For the six months ended June 30, 2013, we issued 3.75 million common shares through our controlled equity offering generating $55.9 million in net proceeds, after sales commissions and fees of $0.9 million.  We used the net proceeds for general corporate purposes including the repayment of debt.  We have registered up to 6.0 million common shares for issuance from time to time, in our sole discretion, through our controlled equity offering sales agreement, of which 1.5 million shares remained unsold as of June 30, 2013.  The shares issued in the controlled equity offering are registered with the Securities and Exchange Commission (“SEC”) on our registration statement on Form S-3 (No. 333-174805).

In addition we completed an underwritten public offering of 8.05 million newly issued common shares of beneficial interest.  Our total net proceeds, after deducting expenses, were approximately $122.2 million and were used to fund a portion of the consideration for the acquisition of the Clarion 12 property shopping center portfolio.  The offering of the shares was made pursuant to our registration statement on Form S-3 (No. 333-174805).

Debt

At June 30, 2013, we had five interest rate swap agreements in effect for an aggregate notional amount of $185.0 million converting a portion of our floating rate corporate debt to fixed rate debt.  After taking into account the impact of converting our variable rate debt to fixed rate debt by use of the interest rate swap agreements, at June 30, 2013, we had $76.1 million variable rate debt outstanding.

At June 30, 2013, we had $336.0 million of fixed rate mortgage loans encumbering certain consolidated properties.  Such mortgage loans are non-recourse, subject to certain exceptions for which we would be liable for any resulting losses incurred by the lender. These exceptions vary from loan to loan but generally include fraud or a material misrepresentation, misstatement or omission by the borrower, intentional or grossly negligent conduct by the borrower that harms the property or results in a loss to the lender, filing of a bankruptcy petition by the borrower, either directly or indirectly, and certain environmental liabilities.  In addition, upon the occurrence of certain of such events, such as fraud or filing of a bankruptcy petition by the borrower, we would be liable for the entire outstanding balance of the loan, all interest accrued thereon and certain other costs, penalties and expenses.

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

As of June 30, 2013, we had five equity investments in unconsolidated joint venture entities in which we owned 30% or less of the total ownership interest and accounted for these entities under the equity method.  Refer to Note 5 of the notes to the condensed consolidated financial statements for more information.

We have a 20% ownership interest in our Ramco 450 joint venture which is a portfolio of eight properties totaling 1.7 million square feet of GLA.  As of June 30, 2013, the properties in the portfolio had consolidated equity of $150.8 million.  Our total investment in the venture at June 30, 2013 was $19.9 million.  The Ramco 450 joint venture has total debt obligations of approximately $139.8 million, with maturity dates ranging from 2013 through 2023.  Our proportionate share of the total debt is $28.0 million. Such debt is non-recourse to the venture, subject to carve-outs customary to such types of mortgage financing.

We have a 30% ownership interest in our Ramco Lion joint venture. In March 2013, we purchased our partner’s interest in 12 shopping centers.  Our total investment in the venture at June 30, 2013 was $9.4 million, reduced by approximately $65.0 million compared to June 30, 2012 as a result of the sale.  Three properties with 0.8 million square feet of GLA remain in the portfolio.  As of June 30, 2013, the properties had consolidated equity of $59.8 million. The Ramco Lion joint venture has one property with a mortgage payable obligation of approximately $30.8 million with maturity date of October 2015.  Our proportionate share of the total debt is $9.2 million.  Such debt is non-recourse to the venture, subject to carve-outs customary to such types of mortgage financing.

We also had ownership interests ranging from 7% - 20% in three smaller joint ventures that each own one property.  As of June 30, 2013, our total investment in these ventures was $2.7 million.  Only one property is encumbered, of which our proportionate share of the non-recourse debt was $1.5 million with a maturity date of January 2014.

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

Contractual Obligations

The following are our contractual cash obligations as of June 30, 2013:

	Payments due by period
Contractual Obligations	Total	Less than 1 year (1)	1-3 years	3-5 years	More than 5 years
	(In thousands)
Mortgages and notes payable:
Scheduled amortization	$27,687	$2,610	$12,508	$4,863	$7,706
Payments due at maturity	679,406	—	134,947	312,047	232,412
Total mortgages and notes payable (2)	707,093	2,610	147,455	316,910	240,118
Interest expense (3)	138,432	14,432	76,097	26,065	21,838
Employment contracts	220	220	—	—	—
Capital lease (4)	6,294	339	5,955	—	—
Operating leases	3,730	318	1,514	955	943
Construction commitments	2,061	2,061	—	—	—
Total contractual obligations	$857,830	$19,980	$231,021	$343,930	$262,899

(1)	Amounts represent balance of obligation for the remainder of 2013.

(2)	Excludes $3.5 million of unamortized mortgage debt premium.

(3)	Variable-rate debt interest is calculated using rates at June 30, 2013, excluding the effect of interest rate swaps.

(4)
99 year ground lease expires September 2103.  However, an anchor tenant’s exercise of its option to purchase its parcel in October 2014 would require us to purchase the real estate that is subject to the ground lease.

We anticipate that the combination of cash on hand, cash provided from operating activities, the availability under our credit facility ($232.3 million at June 30, 2013 subject to compliance covenants), our access to the capital markets, and the sale of existing properties will satisfy our expected working capital requirements through at least the next 12 months.  Although we believe that the combination of factors discussed will provide sufficient liquidity, no assurance can be given.

At June 30, 2013, we did not have any contractual obligations that required or allowed settlement, in whole or in part, with consideration other than cash.

Mortgages and notes payable

See the analysis of our debt included in “Liquidity and Capital Resources”.

Employment Contracts

At June 30, 2013, we had employment contracts with our Chief Executive Officer and Chief Financial Officer that contain minimum guaranteed compensation.  All other employees are subject to at-will employment.

Operating and Capital Leases

We lease office space for our corporate headquarters under an operating lease.  We also have operating leases for land at one of our shopping centers and a capital ground lease at our Gaines Marketplace shopping center that provides the option to purchase the land parcel in October 2014 for approximately $5.0 million.

Construction Costs

In connection with the development and expansion of various shopping centers as of June 30, 2013, we have entered into agreements for construction activities with an aggregate cost of approximately $2.1 million.

Planned Capital Spending

We are focused on our core strengths of enhancing the value of our existing portfolio of shopping centers through successful leasing efforts and the completion of our redevelopment projects currently in process.  In addition, we spent $202.1 million, net of debt assumed, in connection with the 14 centers acquired in 2013.

In addition to the construction agreements of approximately $2.1 million we have entered into as of June 30, 2013, we anticipate spending an additional $16.1 million for the remainder of 2013 which includes development costs of approximately $4.6 million and approximately $11.5 million for redevelopment projects, tenant improvements, and leasing costs.  Estimates for future spending will change as new projects are approved.

Disclosures regarding planned capital spending, including estimates regarding timing of tenant openings, capital expenditures and occupancy are forward-looking statements and certain significant factors discussed elsewhere in this document and our other filings with the SEC, including our Annual Report on Form 10-K could cause the actual results to differ materially.

Capitalization

At June 30, 2013, our total market capitalization was $1.8 billion.  Our market capitalization consisted of $710.9 million of net debt (including property-specific mortgages, an unsecured credit facility consisting of a revolving line of credit and term loan, unsecured term loans, senior and junior subordinated notes and a capital lease obligation), $1.0 billion of common shares and OP Units (including dilutive securities and based on a market price of $15.53 at June 30, 2013), and $117.6 million of convertible perpetual preferred shares (based on a market price of $58.82 per share at June 30, 2013).  Our net debt to total market capitalization was 39.3% at June 30, 2013, as compared to 42.0% at June 30, 2012.  The decrease in total net debt to market capitalization was due primarily to the impact of the common equity offering completed in March 2013, our ongoing controlled equity offering and an increase in our stock and convertible share price.  Our total outstanding debt at June 30, 2013 had a weighted average interest rate of 4.4%, and consisted of $631.0 million of fixed rate debt, including the impact of interest rate swap agreements, and $76.1 million of variable rate debt.  Outstanding letters of credit issued under the credit facility totaled approximately $4.7 million at June 30, 2013.

At June 30, 2013, the non-controlling interest in the Operating Partnership represented a 3.6% ownership in the Operating Partnership.  The OP Units may, under certain circumstances, be exchanged for our common shares of beneficial interest on a one-for-one basis.  We, as sole general partner of the Operating Partnership, have the option, but not the obligation, to settle exchanged OP Units held by others in cash based on the current trading price of our common shares of beneficial interest.  Assuming the exchange of all OP Units, there would have been 63,120,088 of our common shares of beneficial interest outstanding at June 30, 2013, with a market value of approximately $1.0 billion.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands, except per share data)
Net income (loss) available to common shareholders	$3,761	$166	$6,998	$(1,164)
Adjustments:
Rental property depreciation and amortization expense	14,572	9,682	25,426	18,402
Pro-rata share of real estate depreciation from unconsolidated joint ventures	677	1,683	2,277	3,370
Add preferred share dividends (assumes if converted) (1)	1,813	—	3,625	—
Gain on sale of depreciable real estate	(1,537)	(72)	(1,537)	(336)
Loss on sale of joint venture depreciable real estate (2)	89	18	6,454	18
Provision for impairment on income-producing properties	—	—	—	1,976
Provision for impairment on joint venture income-producing properties (2)	—	50	—	50
Deferred gain recognized upon acquisition of real estate	—	—	(5,282)	—
Noncontrolling interest in Operating Partnership (3)	208	118	433	117
FUNDS FROM OPERATIONS	$19,583	$11,645	$38,394	$22,433

Weighted average common shares	59,911	42,662	55,867	40,773
Shares issuable upon conversion of Operating Partnership Units(3)	2,254	2,613	2,262	2,616
Dilutive effect of securities	408	317	410	312
Shares issuable upon conversion of preferred shares (1)	6,940	—	6,940	—
Weighted average equivalent shares outstanding, diluted	69,513	45,592	65,479	43,701

Funds from operations, per diluted share	$0.28	$0.26	$0.59	$0.52

(1)	Series D convertible preferred shares were dilutive for the three and six months ended June 30, 2013 and antidilutive for the comparable period in 2012.

(2)	Amount included in earnings (loss) from unconsolidated joint ventures.

(3)	The total non-controlling interest reflects OP units convertible 1:1 into common shares or the cash value thereof.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We have exposure to interest rate risk on our variable rate debt obligations.  Based on market conditions, we may manage our exposure to interest rate risk by entering into interest rate swap agreements to hedge our variable rate debt.  We are not subject to any foreign currency exchange rate risk or commodity price risk, or other material rate or price risks.  Based on our debt and interest rates and interest rate swap agreements in effect at June 30, 2013, a 100 basis point change in interest rates would impact our future earnings and cash flows by approximately $0.8 million annually.  We believe that a 100 basis point increase in interest rates would decrease the fair value of our total outstanding debt by approximately $12.2 million at June 30, 2013.

We had interest rate swap agreements with an aggregate notional amount of $185.0 million as of June 30, 2013.  The agreements provided for fixed rates ranging from 1.2% to 2.0% and had expirations ranging from April 2016 to May 2020.  The following table sets forth information as of June 30, 2013 concerning our long-term debt obligations, including principal cash flows by scheduled amortization payment and scheduled maturity, weighted average interest rates of maturing amounts and fair market value:

	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
(In thousands)
Fixed-rate debt	$2,610	$34,692	$86,581	$23,182	$187,531	$296,372	$630,968	$624,209
Average interest rate	7.3%	9.2%	5.3%	5.9%	4.4%	4.2%	4.8%
Variable-rate debt	$—	$—	$—	$3,000	$45,000	$28,125	$76,125	$76,125
Average interest rate				1.9%	1.9%	3.6%	2.5%

We estimated the fair value of our fixed rate mortgages using a discounted cash flow analysis, based on borrowing rates for similar types of borrowing arrangements with the same remaining maturity.  Considerable judgment is required to develop estimated fair values of financial instruments.  The table incorporates only those exposures that exist at June 30, 2013 and does not consider those exposures or positions which could arise after that date or firm commitments as of such date.  Therefore, the information presented therein has limited predictive value.  Our actual interest rate fluctuations will depend on the exposures that arise during the period and on market interest rates at that time.

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

We carried out an assessment as of June 30, 2013 of the effectiveness of the design and operation of our disclosure controls and procedures.  This assessment was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.  Based on such evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that such disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2013.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

Exhibit No.	Description

10.1	$110 Million Note Purchase Agreement, by Ramco-Gershenson Properties, L.P. incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated July 2, 2013.
10.2*
Unsecured Term Loan Agreement, dated May 16, 2013 among Ramco-Gershenson Properties, L.P., as borrower, Ramco-Gershenson Properties Trust, as Guarantor, Capital One, National Association, as bank, The Other Banks Which Are A Party To this Agreement, The Other Banks Which May Become Parties To This Agreement, Capital One, National Association, as Agent and Capital One, National Association, as Sole Lead Manager and Arranger.

10.3*	First Amendment To Third Amended And Restated Unsecured Master Loan Agreement, dated March 29, 2013 by and among Ramco-Gershenson Properties, L.P. and KeyBank National Association.
10.4*	Third Amendment To Unsecured Term Loan Agreement by and among Ramco-Gershenson Properties, L.P. and KeyBank National Association.
12.1*	Computation of Ration of Earnings to Combined Fixed Charges and Preferred Dividends.
31.1*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2*	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
101.INS(1)	XBRL Instance Document.
101.SCH(1)	XBRL Taxonomy Extension Schema.
101.CAL(1)	XBRL Taxonomy Extension Calculation.
101.DEF(1)	XBRL Taxonomy Extension Definition.
101.LAB(1)	XBRL Taxonomy Extension Label.
101.PRE(1)	XBRL Taxonomy Extension Presentation.
____________________________

*	Filed herewith

**	Management contract or compensatory plan or arrangement

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

RAMCO-GERSHENSON PROPERTIES TRUST

Date: July 30, 2013	By:/s/ DENNIS GERSHENSON Dennis Gershenson President and Chief Executive Officer (Principal Executive Officer)

Date: July 30, 2013	By: /s/ GREGORY R. ANDREWS Gregory R. Andrews Chief Financial Officer (Principal Financial and Accounting Officer)