Form 10-Q/A
period 2013-06-30
RAMCO GERSHENSON PROPERTIES TRUST
filed 2013-08-05
CIK 842183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

We are filing this Amendment to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (the "Form 10-Q"), originally filed with the Securities and Exchange Commission on July 31, 2013, for the sole purpose of correcting the period ended date on Exhibits 32.1 and 32.2.

No other changes have been made to the Form 10-Q. This Amendment does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way the disclosures made in the original Form 10-Q filed on July 31, 2013.

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