Form 10-Q
period 2013-09-30
RAMCO GERSHENSON PROPERTIES TRUST
filed 2013-10-29
CIK 842183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended September 30, 2013

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

Yes   ☐                       No  ☒

Number of common shares of beneficial interest ($0.01 par value) of the registrant outstanding as of October 24, 2013: 61,970,589

PART 1 – FINANCIAL INFORMATION
Item 1.  Unaudited Condensed Consolidated Financial Statements

RAMCO-GERSHENSON PROPERTIES TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Income producing properties, at cost:
Land	$273,579	$166,500
Buildings and improvements	1,256,019	952,671
Less accumulated depreciation and amortization	(244,906)	(237,462)
Income producing properties, net	1,284,692	881,709
Construction in progress and land held for development or sale	97,024	98,541
Net real estate	1,381,716	980,250
Equity investments in unconsolidated joint ventures	31,819	95,987
Cash and cash equivalents	4,782	4,233
Restricted cash	8,420	3,892
Accounts receivable (net of allowance for doubtful accounts of $2,289 and $2,589 as of September 30, 2013 and December 31, 2012, respectively)	9,188	7,976
Other assets, net	111,075	72,953
TOTAL ASSETS	$1,547,000	$1,165,291

LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable:
Senior unsecured notes payable	$340,000	$180,000
Mortgages payable	338,038	293,156
Unsecured revolving credit facility	10,000	40,000
Junior subordinated notes	28,125	28,125
Total notes payable	716,163	541,281
Capital lease obligation	5,772	6,023
Accounts payable and accrued expenses	32,730	21,589
Other liabilities	41,771	26,187
Distributions payable	13,795	10,379
TOTAL LIABILITIES	810,231	605,459

Commitments and Contingencies

Ramco-Gershenson Properties Trust ("RPT") Shareholders' Equity:
Preferred shares, $0.01 par, 2,000 shares authorized: 7.25% Series D Cumulative Convertible Perpetual Preferred Shares, (stated at liquidation preference $50 per share), 2,000 shares issued and outstanding as of September 30, 2013 and December 31, 2012	$100,000	$100,000
Common shares of beneficial interest, $0.01 par, 120,000 shares authorized, 61,560 and 48,489 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	616	485
Additional paid-in capital	879,377	683,609
Accumulated distributions in excess of net income	(270,302)	(249,070)
Accumulated other comprehensive loss	(1,334)	(5,241)
TOTAL SHAREHOLDERS' EQUITY ATTRIBUTABLE TO RPT	708,357	529,783
Noncontrolling interest	28,412	30,049
TOTAL SHAREHOLDERS' EQUITY	736,769	559,832

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,547,000	$1,165,291

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
REVENUE
Minimum rent	$33,238	$22,766	$89,868	$65,106
Percentage rent	85	170	200	369
Recovery income from tenants	10,203	7,644	28,333	22,707
Other property income	1,567	493	2,596	1,659
Management and other fee income	566	1,021	1,842	2,935
TOTAL REVENUE	45,659	32,094	122,839	92,776

EXPENSES
Real estate taxes	6,374	4,006	16,754	12,583
Recoverable operating expense	4,846	3,885	13,752	11,055
Other non-recoverable operating expense	660	671	2,150	1,940
Depreciation and amortization	15,165	10,481	40,649	28,599
General and administrative expense	5,363	4,990	16,497	14,746
TOTAL EXPENSES	32,408	24,033	89,802	68,923

OPERATING INCOME	13,251	8,061	33,037	23,853

OTHER INCOME AND EXPENSES
Other (expense) income, net	(400)	54	(716)	172
(Loss) gain on sale of real estate	(13)	—	3,901	69
Earnings (loss) from unconsolidated joint ventures	387	1,008	(5,027)	2,084
Interest expense	(7,915)	(6,430)	(21,284)	(19,509)
Amortization of deferred financing fees	(382)	(354)	(1,069)	(1,107)
Provision for impairment on equity investments in unconsolidated joint ventures	—	(294)	—	(294)
Deferred gain recognized upon acquisition of real estate	—	845	5,282	845
INCOME FROM CONTINUING OPERATIONS BEFORE TAX	4,928	2,890	14,124	6,113
Income tax benefit (provision)	29	19	(1)	17
INCOME FROM CONTINUING OPERATIONS	4,957	2,909	14,123	6,130

DISCONTINUED OPERATIONS
Gain on sale of real estate	657	—	2,194	336
Gain on extinguishment of debt	—	—	—	307
Provision for impairment	—	—	—	(2,536)
Income from discontinued operations	101	412	454	1,196
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	758	412	2,648	(697)

NET INCOME	5,715	3,321	16,771	5,433
Net (income) loss attributable to noncontrolling partner interest	(201)	(158)	(634)	191
NET INCOME ATTRIBUTABLE TO RPT	5,514	3,163	16,137	5,624
Preferred share dividends	(1,813)	(1,813)	(5,438)	(5,438)
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$3,701	$1,350	$10,699	$186

EARNINGS (LOSS) PER COMMON SHARE, BASIC
Continuing operations	$0.05	$0.02	$0.14	$0.02
Discontinued operations	0.01	0.01	0.04	(0.02)
	$0.06	$0.03	$0.18	$—
EARNINGS (LOSS) PER COMMON SHARE, DILUTED
Continuing operations	$0.05	$0.02	$0.14	$0.02
Discontinued operations	0.01	0.01	0.04	(0.02)
	$0.06	$0.03	$0.18	$—
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	61,102	46,911	57,626	42,834
Diluted	61,572	47,197	58,097	43,115
		.
OTHER COMPREHENSIVE INCOME
Net income	$5,715	$3,321	$16,771	$5,433
Other comprehensive income (loss):
(Loss) gain on interest rate swaps	(620)	(960)	4,056	(3,163)
Comprehensive income	5,095	2,361	20,827	2,270
Comprehensive loss (income) attributable to noncontrolling interest	22	46	(149)	172
COMPREHENSIVE INCOME ATTRIBUTABLE TO RPT	$5,117	$2,407	$20,678	$2,442

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
For the nine months ended September 30, 2013
(In thousands)
(Unaudited)

	Shareholders' Equity of Ramco-Gershenson Properties Trust
	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Shareholders’ Equity
Balance, December 31, 2012	$100,000	$485	$683,609	$(249,070)	$(5,241)	$30,049	$559,832
Issuance of common shares	—	130	194,892	—	—	—	195,022
Conversion and redemption of OP unit holders	—	—	—	—	—	(1,239)	(1,239)
Share-based compensation and other expense	—	1	876	—	—	—	877
Dividends declared to common shareholders	—	—	—	(31,679)	—	—	(31,679)
Dividends declared to preferred shareholders	—	—	—	(5,438)	—	—	(5,438)
Distributions declared to noncontrolling interests	—	—	—	—	—	(1,181)	(1,181)
Dividends declared to deferred shares	—	—	—	(252)	—	—	(252)
Other comprehensive income adjustment	—	—	—	—	3,907	149	4,056
Net income	—	—	—	16,137	—	634	16,771
Balance, September 30, 2013	$100,000	$616	$879,377	$(270,302)	$(1,334)	$28,412	$736,769

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
OPERATING ACTIVITIES
Net income	$16,771	$5,433
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including discontinued operations	40,909	29,332
Amortization of deferred financing fees, including discontinued operations	1,069	1,113
Income tax provision (benefit)	1	(17)
Loss (earnings) from unconsolidated joint ventures	5,027	(2,084)
Distributions received from operations of unconsolidated joint ventures	2,198	3,301
Provision for impairment from discontinued operations	—	2,536
Provision for impairment on equity investments in unconsolidated joint ventures	—	294
Gain on extinguishment of debt, including discontinued operations	—	(307)
Deferred gain recognized upon acquisition of real estate	(5,282)	(845)
Gain on sale of real estate, including discontinued operations	(6,095)	(405)
Amortization of premium on mortgages, net	(364)	(23)
Share-based compensation expense	1,614	1,591
Long-term incentive cash compensation expense	1,064	250
Changes in assets and liabilities:
Accounts receivable, net	(1,212)	138
Other assets, net	(951)	5,120
Accounts payable, accrued expenses and other liabilities	11,407	(2,109)
Net cash provided by operating activities	66,156	43,318

INVESTING ACTIVITIES
Acquisition of real estate, net of assumed debt	$(222,071)	$(122,831)
Development and capital improvements	(29,928)	(41,047)
Net proceeds from sales of real estate	24,570	10,292
Distributions from sale of joint venture property	1,687	2,227
(Increase) decrease in restricted cash	(4,528)	1,114
Investment in unconsolidated joint ventures	(4,979)	(3,302)
Note receivable from third party	—	(3,111)
Net cash used in investing activities	(235,249)	(156,658)

FINANCING ACTIVITIES
Proceeds on mortgages and notes payable	$160,000	$45,000
Repayment of mortgages and notes payable	(117,345)	(23,068)
Net (repayments) borrowings on revolving credit facility	(30,000)	15,500
Payment of deferred financing costs	(1,363)	(1,959)
Proceeds from issuance of common stock	194,975	101,530
Repayment of capitalized lease obligation	(251)	(237)
Conversion of operating partnership units for cash	(1,239)	—
Dividends paid to preferred shareholders	(5,438)	(5,438)
Dividends paid to common shareholders	(28,539)	(20,500)
Distributions paid to operating partnership unit holders	(1,158)	(1,290)
Net cash provided by financing activities	169,642	109,538

Net change in cash and cash equivalents	549	(3,802)
Cash and cash equivalents at beginning of period	4,233	12,155
Cash and cash equivalents at end of period	$4,782	$8,353

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY
Assumption of debt related to acquisitions	$158,767	$—
Conveyance of mortgage to lender	$—	$8,501

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest (net of capitalized interest of $770 and $758 in 2013 and 2012, respectively)	$21,225	$19,733
Cash paid for federal income taxes	$—	$16

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Organization and Basis of Presentations

Organization

Ramco-Gershenson Properties Trust, together with its subsidiaries (the “Company”), is a real estate investment trust (“REIT”) engaged in the business of owning, developing, redeveloping, acquiring, managing and leasing community shopping centers located predominantly in the Eastern, Midwestern and Central regions of the United States.  As of September 30, 2013, our property portfolio consists of 65 wholly owned shopping centers and one office building comprising approximately 12.5 million square feet.  In addition, we are co-investor in and manager of two joint ventures that own portfolios of shopping centers.  We own 20% of Ramco 450 Venture LLC, an entity that owns eight shopping centers comprising approximately 1.7 million square feet.  We own 30% of Ramco/Lion Venture L.P., an entity that owns three shopping centers comprising approximately 0.8 million square feet. We also have ownership interests in three smaller joint ventures that each own a shopping center.  In addition, we own interests in three parcels of land held for development or sale and five parcels of land adjacent to certain of our existing developed properties located in Florida, Georgia, Michigan, Tennessee, and Virginia.  Most of our properties are anchored by supermarkets and/or national chain stores.  The Company’s credit risk, therefore, is concentrated in the retail industry.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and our majority owned subsidiary, the Operating Partnership, Ramco-Gershenson Properties, L.P. (96.5% and 95.4% owned by the Company at September 30, 2013 and December 31, 2012, respectively), and all wholly-owned subsidiaries, including entities in which we have a controlling financial interest.  We have elected to be a REIT for federal income tax purposes.  All intercompany balances and transactions have been eliminated in consolidation.  The information furnished is unaudited and reflects all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.  These condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Recent Accounting Pronouncements

In July 2013, the FASB updated ASC 740 "Income Taxes" with ASU 2013-11 "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carry forward Exists." The objective of this update is to reduce the diversity in practice related to the presentation of certain unrecognized tax benefits. The amendments in this update require an entity to present an unrecognized tax benefit in the financial statements as a reduction to a deferred tax asset for those instances described above, except in certain situations described in the update. For public entities, ASU 2013-11 is effective for fiscal years beginning after December 15, 2013 and interim periods with those years. The guidance should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Early adoption and retrospective application are permitted. We are evaluating the impact that this update may have on our condensed consolidated financial statements.

In July 2013, the FASB updated ASC 815 "Derivatives and Hedging" with ASU 2013-10 "Inclusion of the Fed Funds Effective Swap Rate (of Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes." ASU 2013-10 permits the Overnight Index Swap ("OIS") Rate, also referred to as the Fed Funds effective Swap Rate, to be used as a U.S. benchmark for hedge accounting purposes, in addition to London Interbank Offered Rate ("LIBOR") and interest rate on direct U.S. Treasury obligations. The guidance also removes the restriction on using different benchmarks for similar hedges. ASU 2013-10 is effective prospectively for qualifying new or re-designated hedges entered into on or after July 17, 2013. The adoption of this guidance will not have a material impact on our condensed consolidated financial statements.

In February 2013, the FASB updated ASC 220 “Comprehensive Income” with ASU 2013-2 "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income."  This update requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, ASU 2013-2 requires an entity to present, either on the face of the income statement or in the notes to financial statements, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The amendments in ASU 2013-2 do not change the current requirements for reporting net income or other comprehensive income in financial statements. For public entities, the amendments in ASU 2013-2 are effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this guidance concerns disclosure only and did not have an impact on our condensed consolidated financial statements.

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

Land held for development or sale consists of projects where vertical construction has yet to commence, but which have been identified as available for future development when market conditions dictate the demand for a new shopping center. The viability of all projects under construction or development, including those owned by unconsolidated joint ventures, is regularly evaluated under applicable accounting requirements, including requirements relating to abandonment of assets or changes in use.  Land held for development or sale was $67.4 million and $81.5 million at September 30, 2013 and December 31, 2012, respectively.

Construction in progress represents existing redevelopment and tenant build-out projects.  When projects are substantially complete and ready for their intended use, balances are transferred to land or building and improvements as appropriate.  Construction in progress was $29.6 million and $17.0 million at September 30, 2013 and December 31, 2012, respectively.

The increase in construction in progress from December 31, 2012 to September 30, 2013 was due primarily to the commencement of Phase I of Lakeland Park Center, located adjacent to our existing Shoppes of Lakeland shopping center in Lakeland, Florida, and ongoing redevelopment projects at existing centers. This increase was partially offset by the completion of Phase I of our Parkway Shops development, located in Jacksonville, Florida which was completed in April 2013 at a cost of approximately $17.5 million.

3.  Property Acquisitions and Dispositions

Acquisitions

The following table provides a summary of our acquisition activity for the nine months ended September 30, 2013:

				Gross
Property Name	Location	GLA	Date Acquired	Purchase Price	Assumed Debt
		(In thousands)		(In thousands)
Deer Grove Centre	Palatine, IL	236	08/26/13	$20,000	$—
Mount Prospect Plaza	Mt. Prospect, IL	301	06/20/13	36,100	—
The Shoppes at Nagawaukee	Delafield, WI	106	04/18/13	22,650	9,253
Clarion Partners Portfolio - 12 Income Producing Properties	FL & MI	2,246	03/25/13	367,415	149,514
Total consolidated income producing acquisitions		2,889		$446,165	$158,767

The Clarion Partners Portfolio of 12 properties (the “Clarion Acquisition”) acquired on March 25, 2013 was previously held in the Ramco/Lion Venture LP, a joint venture in which we hold a 30% interest and which still owns three properties.

For the nine months ended September 30, 2013 we recognized a deferred gain of $5.3 million related to one property that was included in the Clarion Acquisition.  The deferred gain related to our proportional 30% equity interest when the property was sold to the joint venture in 2007.

The aggregate fair value of our 2013 acquisitions through September 30, 2013, was allocated and is reflected in the following table in accordance with accounting guidance for business combinations.

Allocated Fair Value
(In thousands)
Land	$110,025
Buildings and improvements	310,086
Above market leases	4,895
Lease origination costs	36,600
Other assets	6,283
Below market leases	(18,027)
Premium for above market interest rates on assumed debt	(3,697)
Total purchase price allocated	$446,165

Total revenue and net income for the 2013 acquisitions included in our condensed consolidated statement of operations for the three and nine months ended September 30, 2013 were as follows:

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
	(In thousands)
Total revenue from 2013 acquisitions	$2,183	$2,754
Net income from 2013 acquisitions	$610	$743

Unaudited Proforma Information

If the 2013 Acquisitions had occurred on January 1, 2012, our consolidated revenues and net income for the three and nine months ended September 30, 2013 and 2012 would have been as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Consolidated revenue	$47,120	$43,608	$133,793	$127,736
Consolidated net income available to common shareholders	$3,930	$1,746	$11,890	$3,913

Dispositions

The following table provides a summary of our disposition activity for the nine months ended September 30, 2013:

					Gross
Property Name	Location	GLA	Acreage	Date Sold	Sales Price	Debt Repaid	Gain on Sale
		(In thousands)			(In thousands)
Edgewood Towne Center	Lansing, MI	86	N/A	09/27/13	$5,480	$—	$657
Mays Crossing	Stockbridge, GA	137	N/A	04/09/13	8,400	—	1,537
Total consolidated income producing dispositions		223			$13,880	$—	$2,194

Jacksonville North Industrial - The Learning Experience Outparcel	Jacksonville, FL	N/A	1.0	09/26/13	$510	$—	$(13)
Parkway Phase I - Mellow Mushroom Outparcel	Jacksonville, FL	N/A	1.2	05/22/13	1,200	—	332
Roseville Towne Center - Wal-Mart parcel	Roseville, MI	N/A	11.6	02/15/13	7,500	—	3,030
Parkway Phase I - BJ's Restaurant Outparcel	Jacksonville, FL	N/A	2.9	01/24/13	2,600	—	552
Total consolidated land / outparcel dispositions			16.7		$11,810	$—	$3,901
Total consolidated dispositions		223	16.7		$25,690	$—	$6,095

4.  Discontinued Operations

We will classify properties as held for sale when executed purchase and sales agreement contingencies have been satisfied thereby signifying that the sale is legally binding and we are able to conclude that the sale of the property within one year is probable.  As of September 30, 2013 and 2012, we did not have any properties held for sale.

The following table provides a summary of selected operating results for those properties sold during the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Total revenue	$254	$715	$1,176	$3,608
Expenses:
Recoverable operating expenses	71	168	351	1,056
Other non-recoverable property operating expenses	30	2	48	268
Depreciation and amortization	60	133	261	734
Interest expense	—	—	—	248
Operating income of properties sold	93	412	516	1,302
Other income (expense)	8	—	(62)	(106)
Gain on sale of properties	657	—	2,194	336
Gain on early extinguishment of debt	—	—	—	307
Provision for impairment	—	—	—	(2,536)
Income (loss) from discontinued operations	$758	$412	$2,648	$(697)

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

The combined condensed financial information for our unconsolidated joint ventures is summarized as follows:

Balance Sheets	September 30, 2013	December 31, 2012
	(In thousands)
ASSETS
Investment in real estate, net	$411,947	$796,584
Cash, accounts receivable and other assets	28,779	56,631
Total Assets	$440,726	$853,215
LIABILITIES AND OWNERS' EQUITY
Mortgage notes payable	$177,974	$360,302
Other liabilities	7,511	13,866
Owners' equity	255,241	479,047
Total Liabilities and Owners' Equity	$440,726	$853,215

RPT's equity investments in unconsolidated joint ventures	$31,819	$95,987

	Three Months Ended September 30,		Nine Months Ended September 30,
Statements of Operations	2013	2012	2013	2012
	(In thousands)
Total Revenue	$10,561	$10,476	$32,286	$30,973
Total Expenses	9,589	10,372	29,568	31,003
Income (loss) before other income and expenses and discontinued operations	972	104	2,718	(30)
Gain on extinguishment of debt	—	77	—	77
Income from continuing operations	972	181	2,718	47

Discontinued operations
Provision for impairment of long-lived assets	—	—	—	(712)
Gain on extinguishment of debt	—	—	—	198
Gain on sale of land	—	716	—	716
Gain (loss) on sale of real estate (1)	—	28	(21,512)	(61)
Income from discontinued operations	215	1,716	1,376	5,296
Income (loss) from discontinued operations	215	2,460	(20,136)	5,437
Net income (loss)	$1,187	$2,641	$(17,418)	$5,484

RPT's share of earnings (loss) from unconsolidated joint ventures (2)	$387	$975	$(5,027)	$2,481

(1)
In March, 2013 Ramco/Lion Venture LP sold 12 shopping centers to us. The aggregate purchase price for 100% of the shopping centers was $367.4 million resulting in a loss on the sale of $21.5 million to the joint venture.  The properties are located in Florida and Michigan.  Three properties remain in this joint venture.

(2)
For the three and the nine months ended September 30, 2012, our pro-rata share excludes $33,000 related to the acquisition of the partner's interest in a joint venture. In addition, for the nine months ended September 30, 2012, our pro-rata share excludes $0.43 million in costs associated with the liquidation of a joint venture concurrent with the extinguishment of its debt.  The costs are reflected in earnings (loss) from unconsolidated joint ventures on our statement of operations.

As of September 30, 2013, we had investments in the following unconsolidated joint ventures:

	Ownership as of	Total Assets as of	Total Assets as of
	September 30,	September 30,	December 31,
Unconsolidated Entities	2013	2013	2012
		(In thousands)
Ramco/Lion Venture LP (1)	30%	$92,285	$495,585
Ramco 450 Venture LLC	20%	294,789	303,107
Other Joint Ventures	7%-20%	53,652	54,523
		$440,726	$853,215

(1)	The decrease in total assets is related to the March, 2013 sale of 12 shopping centers with a book value of $387.3 million.

There was no acquisition activity in the nine months ended September 30, 2013 and 2012 by any of our unconsolidated joint ventures.

Debt

Our unconsolidated joint ventures had the following debt outstanding at September 30, 2013:

Balance
Entity Name	Outstanding
(In thousands)
Ramco 450 Venture LLC (1)	$139,963
Ramco/Lion Venture LP (2)	30,634
Other Joint Ventures (3)	7,612
$178,209
Unamortized premium	(235)
Total mortgage debt	$177,974

(1)	Maturities range from November 2013 to September 2023 with interest rates ranging from 2.9% to 5.8%

(2)	Balance relates to Millennium Park’s mortgage loan which has a maturity date of October 2015 with a 5% interest rate.

(3)	Balance relates to Paulding Pavilion’s mortgage loan which has a maturity date of January 2014. The interest rate is variable based on LIBOR plus 3.50%.

During the nine months ended September 30, 2013, Ramco 450 Venture LLC refinanced (or repaid):

•	the mortgage on The Plaza at Delray with a new 10-year loan in the amount of $46.0 million;

•	the mortgage on Olentangy Plaza in the amount of $21.6 million of which our share was $4.3 million; and

•
the mortgage on Market Plaza.  The new five year loan required the joint venture to pay down the outstanding principal balance from $24.5 million to $16.0 million, of which our 20% share was $1.7 million.

Ramco 450 Venture LLC expects to close on a new mortgage on the Chester Springs shopping center prior to the November 1, 2013 due date of the current mortgage. There are no other loans maturing until the first quarter of 2014.

Joint Venture Management and Other Fee Income

We are engaged by certain of our joint ventures to provide asset management, property management, leasing and investing services for such venture’s respective properties.  We receive fees for our services, including a property management fee calculated as a percentage of gross revenues received, and recognize these fees as the services are rendered.

The following table provides information for our fees earned which are reported in our condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Management fees	$389	$636	$1,469	$2,006
Leasing fees	172	253	320	683
Construction fees	5	132	53	246
Total	$566	$1,021	$1,842	$2,935

6.  Other Assets, Net

Other assets consist of the following:

	September 30, 2013	December 31, 2012
	(In thousands)
Deferred leasing costs, net	$22,550	$18,067
Deferred financing costs, net	6,367	6,073
Lease intangible assets, net	56,965	25,611
Straight-line rent receivable, net	14,660	14,799
Cash flow hedge marked-to-market asset	1,499	—
Prepaid and other deferred expenses, net	5,109	4,636
Other, net	3,925	3,767
Other assets, net	$111,075	$72,953

Total accumulated amortization of other assets was $40.0 million and $35.7 million at September 30, 2013 and December 31, 2012, respectively.

The increase in other assets, net is primarily due to our acquisitions completed during 2013 and the allocation of a portion of the purchase price to deferred leasing costs and lease intangible assets as well as the increase in deferred financing costs related to two debt transactions.

Intangible assets attributable to lease origination costs and for above-market leases are being amortized over the lives of the applicable lease.  Amortization of lease origination costs is an increase to amortization expense and amortization of above-market leases is a reduction to minimum rent revenue over the applicable terms of the respective leases.  Amortization of the above-market leases resulted in a reduction of revenue of approximately $1.5 million and $0.6 million for the nine months ended September 30, 2013 and 2012, respectively.

Straight-line rent receivables are recorded net of allowances of $4.0 million and $3.0 million at September 30, 2013 and December 31, 2012, respectively.

7.  Debt

The following table summarizes our mortgages and notes payable and capital lease obligation as of September 30, 2013 and December 31, 2012:

Notes Payable	September 30, 2013	December 31, 2012
	(In thousands)
Senior unsecured notes	$110,000	$—
Unsecured term loan facilities	230,000	180,000
Fixed rate mortgages	334,687	293,139
Unsecured revolving credit facility	10,000	40,000
Junior subordinated notes	28,125	28,125
	712,812	541,264
Unamortized premium	3,351	17
	$716,163	$541,281

Capital lease obligation (1)	$5,772	$6,023

(1)
 99 year ground lease expires 9/30/2103.  However, an anchor tenant’s exercise of its option to purchase its parcel in October 2014 would require us to purchase the real estate that is subject to the ground lease.

In conjunction with our acquisitions in 2013, we assumed eight mortgages totaling $158.8 million.  In addition to the contractual debt assumed, a premium of approximately $3.7 million was recorded based upon the fair value of the loans on the date they were assumed.  This additional mortgage premium is amortized over the remaining life of the loans, with amortization recorded to decrease the monthly interest expense recorded on the loans. Of the eight mortgages assumed, three mortgages totaling $100.5 million were repaid during the second quarter of 2013.

Our fixed rate mortgages have interest rates ranging from 5.0% to 7.6% and are due at various maturity dates from May 2014 through June 2026.  Included in fixed rate mortgages at September 30, 2013 and December 31, 2012 were unamortized premium balances related to the fair market value of debt of approximately $3.4 million and $17 thousand, respectively.  The fixed rate mortgage notes are secured by mortgages on properties that have an approximate net book value of $349.3 million as of September 30, 2013.

We had net repayments of $30.0 million on our revolving credit facility during the nine months ended September 30, 2013 with a balance of $10.0 million outstanding at September 30, 2013.  Outstanding letters of credit issued under our revolving credit facility, not reflected in the accompanying condensed consolidated balance sheets, totaled $8.2 million. These letters of credit reduce borrowing availability under our bank facility.

In June 2013, we closed on a $110.0 million private placement of senior unsecured notes. The notes were issued in three tranches maturing in 2021, 2023 and 2025. The weighted average interest rate on the notes is 4.04%.

In May 2013, we entered into a $50.0 million, seven year unsecured term loan that includes an accordion feature providing the opportunity to borrow up to an additional $25.0 million under the same loan agreement. In conjunction with the closing of the loan, we entered into a seven year swap agreement resulting in an interest rate at closing of 3.5%.

The $160.0 million in combined proceeds from our debt financings were used primarily to repay maturing mortgage debt. Specifically, we repaid:

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

Our revolving credit facility, term loans and unsecured notes contain financial covenants relating to total leverage, fixed charge coverage ratio, unencumbered assets, tangible net worth and various other calculations.  As of September 30, 2013, we were in compliance with these covenants.

In January 2013, in accordance with the agreement, our junior subordinated notes converted from a fixed interest rate to a variable rate of LIBOR plus 3.3%.  The maturity date of these notes is January 2038.

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

The following table presents scheduled principal payments on mortgages and notes payable as of September 30, 2013:

Year Ending December 31,
(In thousands)
2013 (October 1 - December 31)	$1,330
2014	34,691
2015	86,581
2016 (1)	33,182
2017	232,531
Thereafter	324,497
Subtotal debt	712,812
Unamortized premium	3,351
Total debt (including unamortized premium)	$716,163

(1)	Scheduled maturities in 2016 include $10.0 million which represents the balance of the unsecured revolving credit facility drawn as of September 30, 2013.

We have no mortgage maturities until the second quarter of 2014 and it is our intent to repay these mortgages using cash, borrowings under our unsecured line of credit, or other sources of financing.

8.  Other Liabilities, net

Other liabilities consist of the following:

	September 30, 2013	December 31, 2012
	(In thousands)
Lease intangible liabilities, net	$31,826	$16,297
Cash flow hedge marked-to-market liability	3,016	5,574
Deferred liabilities	3,679	1,970
Tenant security deposits	2,902	1,948
Other, net	348	398
Other liabilities, net	$41,771	$26,187

The increase in other liabilities, net was primarily due to our 2013 acquisitions and the allocation of a portion of the purchase price to lease intangible liabilities.  The lease intangible liability relates to below-market leases that are being accreted over the applicable terms of the acquired leases, which resulted in an increase of revenue of $2.2 million and $0.6 million for the nine months ended September 30, 2013 and 2012, respectively.

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

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of September 30, 2013.

	Total
	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Derivative assets - interest rate swaps	$1,499	$—	$1,499	$—
Derivative liabilities - interest rate swaps	$(3,016)	$—	$(3,016)	$—

The carrying values of cash and cash equivalents, restricted cash, receivables and accounts payable and accrued liabilities are reasonable estimates of their fair values because of the short maturity of these financial instruments.

We estimated the fair value of our debt based on our incremental borrowing rates for similar types of borrowing arrangements with the same remaining maturity and on the discounted estimated future cash payments to be made for other debt.  The discount rates used approximate current lending rates for loans or groups of loans with similar maturities and credit quality, assumes the debt is outstanding through maturity and considers the debt’s collateral (if applicable).  Since such amounts are estimates that are based on limited available market information for similar transactions, there can be no assurance that the disclosed value of any financial instrument could be realized by immediate settlement of the instrument.  Fixed rate debt (including variable rate debt swapped to fixed through derivatives) with carrying values of $629.7 million and $456.3 million as of September 30, 2013 and December 31, 2012, respectively, have fair values of approximately $630.2 million and $455.4 million, respectively.  Variable rate debt’s fair value is estimated to be the carrying values of $83.1 million and $85.0 million as of September 30, 2013 and December 31, 2012, respectively. We classify our debt as level 2.

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

At September 30, 2013, we had five interest rate swap agreements with an aggregate notional amount of $185.0 million that were designated as cash flow hedges.  The agreements provided for swapping one-month LIBOR interest rates ranging from 1.2% to 2.0% on our $75.0 million, $60.0 million, and $50.0 million unsecured term loans and have expirations ranging from April 2016 to May 2020.

The following table summarizes the notional values and fair values of our derivative financial instruments as of September 30, 2013:

	Hedge	Notional	Fixed	Fair	Expiration
Underlying Debt	Type	Value	Rate	Value	Date
		(In thousands)		(In thousands)
Derivative Assets
Unsecured term loan facility	Cash Flow	$50,000	1.4600%	$1,499	05/2020

Derivative Liabilities
Unsecured term loan facility	Cash Flow	$75,000	1.2175%	$(1,416)	04/2016
Unsecured term loan facility	Cash Flow	30,000	2.0480%	(939)	10/2018
Unsecured term loan facility	Cash Flow	25,000	1.8500%	(557)	10/2018
Unsecured term loan facility	Cash Flow	5,000	1.8400%	(104)	10/2018
		$135,000		$(3,016)

The following table presents the fair values of derivative financial instruments in our condensed consolidated balance sheets as of September 30, 2013 and December 31, 2012, respectively:

	September 30, 2013		December 31, 2012
Derivatives designated as	Balance Sheet	Fair	Balance Sheet	Fair
hedging instruments	Location	Value	Location	Value
		(In thousands)		(In thousands)
Interest rate contracts - assets	Other assets	$1,499	Other assets	$—
Interest rate contracts - liabilities	Other liabilities	$(3,016)	Other liabilities	$(5,574)

The effect of derivative financial instruments on our condensed consolidated statements of operations for the nine months ended September 30, 2013 and 2012 is summarized as follows:

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationship	Nine Months Ended September 30,			Nine Months Ended September 30,
	2013	2012		2013	2012
	(In thousands)			(In thousands)

Interest rate contracts - assets	$1,499	$—	Interest Expense	$(243)	$—
Interest rate contracts - liabilities	2,557	(3,163)	Interest Expense	(1,380)	(1,319)
Total	$4,056	$(3,163)	Total	$(1,623)	$(1,319)

11.   Earnings Per Common Share

The following table sets forth the computation of basic earnings per share (“EPS”):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands, except per share data)
Income from continuing operations	$4,957	$2,909	$14,123	$6,130
Net (income) loss from continuing operations attributable to noncontrolling interest	(174)	(139)	(540)	136
Preferred share dividends	(1,813)	(1,813)	(5,438)	(5,438)
Allocation of continuing income to restricted share awards	(39)	(11)	(103)	(18)
Income from continuing operations attributable to RPT	$2,931	$946	$8,042	$810

Income (loss) from discontinued operations	758	412	2,648	(697)
Net (income) loss from discontinued operations attributable to noncontrolling interest	(26)	(19)	(94)	55
Allocation of discontinued (income) loss to restricted share awards	(6)	(3)	(20)	6
Income (loss) from discontinued operations attributable to RPT	726	390	2,534	(636)
Net income available to common shareholders	$3,657	$1,336	$10,576	$174

Weighted average shares outstanding, Basic	61,102	46,911	57,626	42,834

Income (loss) per common share, Basic
Continuing operations	$0.05	$0.02	$0.14	$0.02
Discontinued operations	0.01	0.01	0.04	(0.02)
Net income available to common shareholders	$0.06	$0.03	$0.18	$—

The following table sets forth the computation of diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands, except per share data)
Income from continuing operations	$4,957	$2,909	$14,123	$6,130
Net (income) loss from continuing operations attributable to noncontrolling interest	(174)	(139)	(540)	136
Preferred share dividends	(1,813)	(1,813)	(5,438)	(5,438)
Allocation of continuing income to restricted share awards	(39)	(11)	(103)	(18)
Allocation of over distributed continuing income to restricted share awards	(6)	(5)	(17)	(16)
Income from continuing operations attributable to RPT	$2,925	$941	$8,025	$794

Income (loss) from discontinued operations	758	412	2,648	(697)
Net (income) loss from discontinued operations attributable to noncontrolling interest	(26)	(19)	(94)	55
Allocation of discontinued (income) loss to restricted share awards	(1)	(2)	(2)	1
Income (loss) from discontinued operations attributable to RPT	731	391	2,552	(641)
Net Income available to common shareholders	$3,656	$1,332	$10,577	$153

Weighted average shares outstanding, Basic	61,102	46,911	57,626	42,834
Stock options and restricted stock awards using the treasury method	470	286	471	281
Dilutive effect of securities (1)	—	—	—	—
Weighted average shares outstanding, Diluted	61,572	47,197	58,097	43,115
Income (loss) per common share, Diluted
Continuing operations	$0.05	$0.02	$0.14	$0.02
Discontinued operations	0.01	0.01	0.04	(0.02)
Net income available to common shareholders	$0.06	$0.03	$0.18	$—

(1)	The assumed conversion of preferred shares are anti-dilutive for all periods presented and accordingly, have been excluded from the weighted average common shares used to compute diluted EPS.

12.  Share-based Compensation Plans

As of September 30, 2013, we have one share-based compensation plan in effect.  The 2012 Omnibus Long-Term Incentive Plan (“2012 LTIP”) under which our compensation committee may grant, subject to the Company’s performance conditions as specified by the compensation committee, restricted shares, restricted share units, options and other awards to trustees, officers and other key employees.  The 2012 LTIP allows us to issue up to 2,000,000 shares of our common stock, units or stock options, of which 1,665,314 remain available for issuance.

In addition, as of September 30, 2013, we had 190,993 share awards that were granted under plans which terminated when the 2012 LTIP became effective.  These awards have various expiration dates through June 2017.

We recognized share-based compensation expense of $2.7 million and $1.8 million for the nine months ended September 30, 2013 and 2012, respectively.

During the nine months ended September 30, 2013, we made the following grants:

•	25,688 shares of restricted stock to non-employee trustees that vest over one year;

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

Pursuant to ASC 718 – Stock Compensation, we determine the grant date fair value of TSR Grants, and any subsequent re-measurements, based upon a Monte Carlo simulation model.   We will recognize the compensation expense ratably over the requisite service period.  We are required to re-value the cash awards at the end of each quarter using the same methodology as was used at the initial grant date and adjust the compensation expense accordingly.  If at the end of the three-year measurement period the performance criteria are not met, compensation expense previously recognized would be reversed.  Of the total recognized compensation expense, $1.1 million and $0.2 million related to the cash awards for the nine months ended September 30, 2013 and 2012, respectively.

As of September 30, 2013, we had $5.1 million of total unrecognized compensation expense related to unvested restricted shares, options granted under our plans and performance based equity and cash awards.  This expense is expected to be recognized over a weighted-average period of 4.5 years.

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

As of September 30, 2013, we had a federal and state deferred tax asset of $11.2 million, net of a valuation allowance of $10.9 million.  We believe that it is more likely than not that the results of future operations will generate sufficient taxable income to recognize the net deferred tax assets.  These future operations are primarily dependent upon the profitability of our TRSs, the timing and amounts of gains on land sales, and other factors affecting the results of operations of the TRSs.  The valuation allowances relate to net operating loss carry forwards and tax basis differences where there is uncertainty regarding their realizability.

We recorded an income tax provision of approximately $1,000 and an income tax benefit of approximately $17,000 for the nine months ended September 30, 2013 and 2012, respectively.

14.  Commitments and Contingencies

Construction Costs

In connection with the development and expansion of various shopping centers as of September 30, 2013, we had entered into agreements for construction costs of approximately $17.7 million.

Litigation

We are currently involved in certain litigation arising in the ordinary course of business; however, we do not believe that any of this litigation will have a material effect on our consolidated financial statements.

Leases

We lease office space for our corporate headquarters under an operating lease.  We also have operating leases for land at one of our shopping centers and a capital ground lease at our Gaines Marketplace Shopping Center.  Total amounts expensed relating to these leases was $0.8 million for each of the the nine months ended September 30, 2013 and 2012.

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

Overview

We are a fully integrated, self-administered, publicly-traded REIT which owns, develops, acquires, manages and leases community shopping centers located predominantly in the Eastern and Midwestern regions of the United States.  As of September 30, 2013, our property portfolio consists of 65 wholly owned shopping centers and one office building comprising approximately 12.5 million million square feet.  In addition, we are co-investor in and manager of two joint ventures that own portfolios of shopping centers.  We own 20% of Ramco 450 Venture LLC, an entity that owns eight shopping centers comprising approximately 1.7 million square feet.  We own 30% of Ramco/Lion Venture L.P., an entity that owns three shopping centers comprising approximately 0.8 million square feet.  We also have ownership interests in three smaller joint ventures that each own a shopping center.  In addition, we own interests in three parcels of land held for development or sale and five parcels of land adjacent to certain of our existing developed properties located in Florida, Georgia, Michigan, Tennessee, and Virginia.   Our core portfolio, which includes joint venture properties, was 95.6% leased at September 30, 2013.  Including properties in redevelopment or slated for redevelopment, our overall portfolio was 93.8% leased.

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

Although the current retail real estate environment remains challenging, we have been able to execute upon our strategy by continuing to strengthen our balance sheet to allow financial and operational flexibility and recycle capital through strategic acquisitions and dispositions of our shopping center portfolio.  We accomplished the following activity during the nine months ended September 30, 2013:

Operating Activity

For the combined portfolio, including wholly-owned and joint venture properties we:

•	Executed 124 new leases totaling 652,266 square feet with an average rental rate of $12.46 per square foot; and

•	Executed 153 renewal leases totaling 685,315 square feet with an average rental rate of $14.84 per square foot.

Investing Activity

During the nine months ended September 30, 2013, we completed acquisitions of $446.2 million in wholly-owned income-producing properties:

•	Deer Grove Centre, a 236,173 square foot shopping center located in Palatine (Chicago), Illinois for $20.0 million;

•	Mt. Prospect Plaza, a 300,900 square foot shopping center located in Mt. Prospect (Chicago), Illinois for $36.1 million;

•
The Shoppes at Nagawaukee Phase II and III, a combined 105,921 square foot shopping center adjacent to our existing Shoppes at Nagawaukee Center in Delafield (greater Milwaukee), Wisconsin for $22.7 million; and

•
The Clarion Acquisition, a portfolio of twelve income-producing properties from a joint venture in which we have a 30% interest for $367.4 million.  The properties are located in Florida and Michigan comprising approximately 2.2 million square feet.

In addition, we completed the following dispositions for net proceeds to us of $24.6 million:

•	a shopping center in Lansing, Michigan resulting in a $0.7 gain and generating $5.2 million in net proceeds;

•	a shopping center in Stockbridge, Georgia resulting in a $1.5 million gain and generating $8.0 million in net proceeds;

•	an outparcel at Jacksonville North Industrial generating net proceeds of $0.6 million;

•	two outparcels at our Parkway Shops development resulting in a $0.9 million gain and generating combined net proceeds to us of $3.6 million; and

•
land at our Roseville Towne Center to Wal-Mart, currently an anchor tenant, where they will construct a supercenter. The sale resulted in a gain of $3.0 million, generating net proceeds of $7.2 million.

Redevelopment or expansion projects currently in process include:

•
Redevelopment on our portion of the Roseville Towne Center whereby we are relocating the existing Marshalls into a new 25,000 square foot store as well as constructing additional space for a 12,000 square foot Five Below and space for a new anchor tenant. The total projected cost for the redevelopment is approximately $4.3 million and is expected to be completed by the second quarter of 2014;

•
Expansion at The Shoppes at Fox River II with the execution of a lease with Hobby Lobby for a 55,000 square foot space. The expansion will include an additional anchor and retail tenants. The total projected cost is estimated to be approximately $14.6 million and is expected to be completed by the third quarter of 2015;

•
Expansion at Harvest Junction North on an adjacent 15.0 acres which will include approximately 25,000 square feet of new small shop retail. The total projected cost is estimated to be approximately $7.8 million and is expected to be completed by the third quarter of 2015.

In addition we have executed a lease for a 37,000 square foot Flix Brewhouse to replace the former Hobby Lobby space at our Merchants' Square shopping center. The total projected cost is estimated to be approximately $6.4 million and is expected to be completed by the third quarter of 2014.

Financing Activity

Debt

We closed the following debt transactions during the nine months ended September 30, 2013:

•	a $110.0 million private placement of senior unsecured notes. The notes were issued in three tranches maturing in 2021, 2023 and 2025. The weighted average interest rate on the notes is 4.04%; and

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

Equity

During the nine months ended September 30, 2013, we completed an underwritten public offering of 7.0 million newly issued common shares of beneficial interest.  The underwriters were granted an option to purchase an additional 1.05 million common shares and they fully exercised that option on March 13, 2013.  Our total net proceeds, after deducting expenses, were approximately $122.2 million and were used to fund a portion of the consideration for the acquisitions during this period, as well as for general corporate purposes.

Through our controlled equity offering we have issued 4.8 million common shares, at an average share price of $15.27, and received approximately $72.8 million in net proceeds during the nine months ended September 30, 2013.  As of September 30, 2013, there were 410,400 shares remaining under this program. On July 12, 2013, we entered into agreements related to a new controlled equity offering whereby we may sell up to 8 million common shares of beneficial interest once the remaining shares of the previous offering have been issued.

Land Held for Development or Sale

At September 30, 2013, we had two projects in pre-development and various parcels of land held for development or sale.  It is our policy to start vertical construction on new development projects only after the project has received entitlements, significant anchor commitments and construction financing, if appropriate.

During the third quarter construction began on the Lakeland Park Center adjacent to our existing Shoppes of Lakeland shopping center in Lakeland, Florida. Lakeland Park Center will be developed in two phases. Phase I consists of approximately 210,000 square feet of retail space and is expected to cost approximately $33.6 million, net of outparcel land sales.

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

Accounting Policies and Estimates

Our 2012 Annual Report on Form 10-K contains a description of our critical accounting policies, including initial adoption of accounting policies, revenue recognition and accounts receivable, real estate investment, off balance sheet arrangements, fair value measurements and deferred charges.  For the nine months ended September 30, 2013, there were no material changes to these policies.

Comparison of three months ended September 30, 2013 to 2012

The following summarizes certain line items from our unaudited condensed consolidated statements of operations which we believe are important in understanding our operations and/or those items which have significantly changed in the three months ended September 30, 2013 as compared to the same period in 2012:

	Three Months Ended September 30,
	2013	2012	Dollar Change	Percent Change
	(In thousands)
Total revenue	$45,659	$32,094	$13,565	42.3%
Recoverable operating and real estate tax expense	11,220	7,891	3,329	42.2%
Other non-recoverable operating expense	660	671	(11)	(1.6)%
Depreciation and amortization	15,165	10,481	4,684	44.7%
General and administrative expense	5,363	4,990	373	7.5%
Other (expense) income, net	(400)	54	(454)	(840.7)%
Loss on sale of real estate	(13)	—	(13)	NM
Earnings from unconsolidated joint ventures	387	1,008	(621)	(61.6)%
Interest expense	(7,915)	(6,430)	(1,485)	23.1%
Amortization of deferred financing fees	(382)	(354)	(28)	7.9%
Provision for impairment on equity investments in unconsolidated joint ventures	—	(294)	294	NM
Deferred gain recognized upon acquisition of real estate	—	845	(845)	NM
Income tax benefit	29	19	10	52.6%
Income from discontinued operations	758	412	346	84.0%
Net income loss attributable to noncontrolling partner interest	(201)	(158)	(43)	27.2%
Preferred share dividends	(1,813)	(1,813)	—	—
Net income available to common shareholders	$3,701	$1,350	$(2,351)	174.1%

NM - Not meaningful

Total revenue for the three months ended September 30, 2013, increased $13.6 million, or 42.3%, from 2012.  The increase is primarily due to the following:

•	$9.8 million increase related to the Clarion Acquisition completed in March 2013;

•	$2.8 million increase related to our acquisitions completed in 2013 and 2012;

•	$0.7 million increase income related to increases at existing centers;

•	$0.3 million increase related to the completion of Phase I of the Parkway Shops development;

•	higher lease termination income of $0.7 million; offset by

•	lower fee income of $0.5 million due to our acquisition of the Clarion properties from a joint venture in which we hold a 30% interest.

Recoverable operating expense and real estate taxes for the three months ended September 30, 2013 increased $3.3 million, or 42.2%, from 2012.  The increase was primarily related to our acquisitions in 2013.

Depreciation and amortization expense for the three months ended September 30, 2013 increased $4.7 million, or 44.7%, from 2012.  The increase was primarily due to our 2013 and 2012 acquisitions and the amortization of the related lease origination costs associated with the acquired properties.

We had other expense of $0.4 million for the three months ended September 30, 2013 primarily related to site maintenance expenses on vacant land. In the comparable period in 2012, we had other income of $0.1 million primarily related to insurance proceeds from a tenant fire.

General and administrative expense for the three months ended September 30, 2013 increased $0.4 million or 7.5% from 2012.  The increase was primarily due to:

•	$0.5 million associated with an increase in compensation expense related to long-term incentive plans due to our performance compared to our peers; offset by

•	$0.1 million in lower corporate expenses.

Gain on sale of real estate was for the three months ended September 30, 2013 was due to the sale of an outparcel at Jacksonville North Industrial which generated net proceeds of approximately $0.6 million. There were no land sales during the second quarter of 2012.

Earnings from unconsolidated joint ventures for the three months ended September 30, 2013 decreased $0.6 million.  The decrease was related to the acquisition of our partner’s 70% interest in 12 shopping centers held in the Ramco/Lion Venture LP completed in March 2013.

Interest expense for the three months ended September 30, 2013 increased $1.5 million from 2012 primarily due to the following:

•	increased mortgage interest related to the assumption of loans as part our 2013 acquisitions;

•	increased loan interest due to the issuance of senior unsecured notes in July 2013; offset in part by

•
decreased interest related to our junior subordinated notes. In January, 2013 the notes converted from a fixed interest rate of 7.9% to a variable interest rate of LIBOR plus 3.3% (3.6% at September 30, 2013);

•	lower average balances on our revolving credit facility; and

•	increased capitalized interest due to our development projects.

Income from discontinued operation was $0.8 million for the three months ended September 30, 2013 compared to $0.4 million in 2012.  In 2013, we recorded a gain on the sale of real estate of $0.7 million. There were no sales during the three months ended September 30, 2012.

Comparison of nine months ended September 30, 2013 to 2012

The following summarizes certain line items from our unaudited condensed consolidated statements of operations which we believe are important in understanding our operations and/or those items which have significantly changed in the nine months ended September 30, 2013 as compared to the same period in 2012:

	Nine Months Ended September 30,
	2013	2012	Dollar Change	Percent Change
	(In thousands)
Total revenue	122,839	92,776	30,063	32.4%
Recoverable operating expense	30,506	23,638	6,868	29.1%
Other non-recoverable operating expense	2,150	1,940	210	10.8%
Depreciation and amortization	40,649	28,599	12,050	42.1%
General and administrative expense	16,497	14,746	1,751	11.9%
Other (expense) income, net	(716)	172	(888)	(516.3)%
Gain on sale of real estate	3,901	69	3,832	5,553.6%
(Loss) earnings from unconsolidated joint ventures	(5,027)	2,084	(7,111)	(341.2)%
Interest expense	(21,284)	(19,509)	(1,775)	9.1%
Amortization of deferred financing fees	(1,069)	(1,107)	38	(3.4)%
Provision for impairment on equity investments in unconsolidated joint ventures	—	(294)	294	NM
Deferred gain recognized upon acquisition of real estate	5,282	845	4,437	525.1%
Income tax provision	(1)	17	(18)	(105.9)%
Income (loss) from discontinued operations	2,648	(697)	3,345	(479.9)%
Net income attributable to noncontrolling interest	(634)	191	(825)	(431.9)%
Preferred share dividends	(5,438)	(5,438)	—	—
Net income available to common shareholders	10,699	186	(10,513)	5,652.2%

NM - Not meaningful

Total revenue for the nine months ended September 30, 2013, increased $30.1 million, or 32.4%, from 2012.  The increase is primarily due to the following:

•	$20.2 million increase related to the Clarion Acquisition completed in March 2013;

•	$2.8 million increase related to the four acquisitions completed in 2013;

•	$6.8 million increase related to our acquisitions in 2012;

•	$1.6 million increase related to increases at existing centers;

•	$0.6 million increase related to the completion of Phase I of the Parkway Shops development; offset by

•	$0.6 million decrease related to properties that are undergoing significant redevelopment; and

•	lower fee income of $1.2 million due to our acquisition of the Clarion properties from a joint venture in which we hold a 30% interest.

Recoverable operating expense and real estate taxes for the nine months ended September 30, 2013 increased $6.9 million, or 29.1%, from 2012.  The increase is primarily due to the following:

•	$5.2 million related to our 2013 acquisitions; and

•	$1.6 million related to our 2012 acquisitions.

Other non-recoverable operating expense for the nine months ended September 30, 2013 increased $0.2 million, or 10.8% , from 2012. The increase was primarily related to our acquisitions in 2013.

Depreciation and amortization expense for the nine months ended September 30, 2013 increased $12.1 million, or 42.1%, from 2012.  The increase was primarily due to our 2013 and 2012 acquisitions and the amortization of the related lease origination costs associated with the acquired properties.

General and administrative expense for the nine months ended September 30, 2013 increased $1.8 million or 11.9% from 2012.  The increase was primarily due to:

•	$1.3 million associated with an increase in compensation expense related to long-term incentive plans due to our performance compared to our peers; and

•	$0.6 million in acquisition costs.

Gain on sale of real estate was $3.9 million for the nine months ended September 30, 2013 due to the gain on sale of land at our Roseville Towne Center to Wal-Mart, an anchor tenant, and two outparcels at our Parkway Shops development, offset by a small loss on the sale of a residual land parcel in Jacksonville, Florida. In the comparable period in 2012 we had a gain of $0.1 million related to the sale on one outparcel.

Earnings from unconsolidated joint ventures for the nine months ended September 30, 2013 decreased $7.1 million.  The decrease was related to the acquisition of our partners 70% interest in 12 shopping centers held in the Ramco/Lion Venture LP. The sale resulted in a loss of $21.2 million to the joint venture of which our share was $6.4 million.

Interest expense for the nine months ended September 30, 2013 increased $1.8 million from 2012 primarily due to the following:

•	increased mortgage interest related to the assumption of loans as part our 2013 acquisitions;

•	increased loan interest due to the issuance of senior unsecured notes in July 2013; offset in part by

•
decreased interest related to our junior subordinated notes. In January 2013, the notes converted from a fixed interest rate of 7.9% to a variable interest rate of LIBOR plus 3.3% (3.6% at September 30, 2013);

In 2013, we recorded a deferred gain of $5.3 million which related to our proportional 30% equity interest in a property sold to the Ramco/Lion Venture LP in 2007. In 2012, we recorded a deferred gain of $0.8 million related to our proportional 7% equity interest when a property was sold to a joint venture in 2007.

Income from discontinued operations was $2.6 million for the nine months ended September 30, 2013 compared to loss of $0.7 million in 2012.  In 2013, we recorded a gain on the sale of real estate of $2.2 million compared to $0.3 million in 2012. In 2012, we recorded a provision for impairment of $2.5 million and a $0.3 million gain on extinguishment of debt related to a property that was previously held in a consolidated joint venture.  No such activity was recorded for 2013.

Liquidity and Capital Resources

Through our controlled equity offering we have issued 4.8 million common shares, at an average share price of $15.27, and received approximately $72.8 million in net proceeds during the nine months ended September 30, 2013.  As of September 30, 2013, there were 410,400 shares remaining under this program. On July 12, 2013, we entered into agreements related to a new controlled equity offering whereby we may sell up to 8 million common shares of beneficial interest once the remaining shares of the previous offering have been issued.

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

At September 30, 2013, we had $4.8 million and $8.4 million in cash and cash equivalents and restricted cash, respectively.  Restricted cash was comprised primarily of funds held in escrow to pay real estate taxes, insurance premiums, and certain capital expenditures.

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

As of September 30, 2013, $221.8 million was available to be borrowed under our unsecured revolving credit facility subject to continuing compliance with maintenance covenants that may affect availability.

For the three months ended September 30, 2013, our cash flows were as follows compared to the same period in 2012:

	Nine Months Ended September 30,
	2013	2012
	(In thousands)
Cash provided by operating activities	$66,156	$43,318
Cash used in investing activities	(235,249)	(156,658)
Cash provided by financing activities	169,642	109,538

•
We generated $66.2 million in cash flows from operating activities as compared to $43.3 million in 2012.  Net operating income increased $21.8 million as a result of our acquisitions and leasing activity at our shopping centers.  Interest expense increased $1.8 million because of higher net mortgage interest due to mortgages assumed with our 2013 acquisitions and the issuance of senior unsecured notes in July 2013 offset by reduced interest rates on our junior subordinated notes.

•
Investing activities used $235.2 million of cash flows as compared to $156.7 million in 2012. We acquired 15 properties during the nine months ended September 30, 2013 compared to five during the comparable period in 2012. The 2013 acquisitions were funded with a combination of cash and the assumption of debt.  Development and capital expenditures decreased by $11.1 million due to the completion of Phase I of the Shops at Parkway in April 2013.  Net proceeds from sales of real estate increased $14.3 million offset by increases in investment in unconsolidated joint ventures by $1.7 million and increases in restricted cash by $5.6 million.

•
Cash flows provided by financing activities were $169.6 million as compared to $109.5 million in 2012.  This difference of $60.1 million is primarily explained by increased proceeds of $93.4 million from common stock issued in 2013 compared to 2012 offset by decreased net proceeds from mortgages and notes payable (including related deferred financing costs) of $24.2 million in 2013 compared to net proceeds 2012,  higher cash dividends to common shareholders by $8.0 million due to the increase in the number of common shares outstanding, a 3% increase in our quarterly dividend starting in January 2013, and a cash conversion of OP units of $1.2 million in 2013.

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

On September 5, 2013, our Board of Trustees declared a quarterly cash dividend distribution of $0.1875 per common share paid to common shareholders of record on September 20, 2013, a 14.8% increase from the same period in 2012.  Future dividends will be declared at the discretion of our Board of Trustees.  On an annual basis, we intend to make distributions to shareholders of at least 90% of our REIT taxable income, excluding net capital gains, in order to maintain qualification as a REIT.  On an annualized basis, our current dividend is above our estimated minimum required distribution.

Distributions paid by us are funded from cash flows from operating activities. To the extent that cash flows from operating activities were insufficient to pay total distributions for any period, alternative funding sources may be used.  Examples of alternative funding sources may include proceeds from sales of real estate and bank borrowings.  Although we may use alternative sources of cash to fund distributions in a given period, we expect that distribution requirements for an entire year will be met with cash flows from operating activities.  Additionally, we declared a quarterly cash dividend of $0.90625 per preferred share to preferred shareholders of record on September 20, 2013, unchanged from the dividend declared for the same period in 2012.

	Nine Months Ended September 30,
	2013	2012
	(In thousands)
Cash provided by operating activities	$66,156	$43,318

Cash distributions to preferred shareholders	$(5,438)	$(5,438)
Cash distributions to common shareholders	(28,539)	(20,500)
Cash distributions to operating partnership unit holders	(1,158)	(1,290)
Total distributions	(35,135)	(27,228)

Surplus	$31,021	$16,090

For the nine months ended September 30, 2013, we issued 4.8 million common shares through our controlled equity offering generating $72.8 million in net proceeds, after sales commissions and fees of $1.1 million.  We used the net proceeds for general corporate purposes including the repayment of debt.  We have registered up to 6.0 million common shares for issuance from time to time, in our sole discretion, through our controlled equity offering sales agreement, of which 410,400 shares remained unsold as of September 30, 2013.  The shares issued in the controlled equity offering are registered with the Securities and Exchange Commission (“SEC”) on our registration statement on Form S-3 (No. 333-174805). Also during the third quarter, we entered into a new controlled equity offering whereby we may sell up to 8.0 million common shares of beneficial interest once the shares of the current offering have been issued.

In March 2013, we completed an underwritten public offering of 8.05 million newly issued common shares of beneficial interest.  Our total net proceeds, after deducting expenses, were approximately $122.2 million and were used to fund a portion of the consideration for the acquisition of the Clarion 12 property shopping center portfolio.  The offering of the shares was made pursuant to our registration statement on Form S-3 (No. 333-174805).

Debt

At September 30, 2013, we had five interest rate swap agreements in effect for an aggregate notional amount of $185.0 million converting a portion of our floating rate corporate debt to fixed rate debt.  After taking into account the impact of converting our variable rate debt to fixed rate debt by use of the interest rate swap agreements, at September 30, 2013, we had $83.1 million variable rate debt outstanding.

At September 30, 2013, we had $334.7 million of fixed rate mortgage loans encumbering certain consolidated properties.  Such mortgage loans are non-recourse, subject to certain exceptions for which we would be liable for any resulting losses incurred by the lender. These exceptions vary from loan to loan but generally include fraud or a material misrepresentation, misstatement or omission by the borrower, intentional or grossly negligent conduct by the borrower that harms the property or results in a loss to the lender, filing of a bankruptcy petition by the borrower, either directly or indirectly, and certain environmental liabilities.  In addition, upon the occurrence of certain of such events, such as fraud or filing of a bankruptcy petition by the borrower, we would be liable for the entire outstanding balance of the loan, all interest accrued thereon and certain other costs, penalties and expenses.

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

As of September 30, 2013, we had five equity investments in unconsolidated joint venture entities in which we owned 30% or less of the total ownership interest and accounted for these entities under the equity method.  Refer to Note 5 of the notes to the condensed consolidated financial statements for more information.

We have a 20% ownership interest in our Ramco 450 joint venture which is a portfolio of eight properties totaling 1.7 million square feet of GLA.  As of September 30, 2013, the properties in the portfolio had consolidated equity of $150.2 million.  Our total investment in the venture at September 30, 2013 was $19.7 million.  The Ramco 450 joint venture has total debt obligations of approximately $139.7 million, with maturity dates ranging from 2013 through 2023.  Our proportionate share of the total debt is $28.0 million. Such debt is non-recourse to the venture, subject to carve-outs customary to such types of mortgage financing.

We have a 30% ownership interest in our Ramco Lion joint venture. In March 2013, we purchased our partner’s interest in 12 shopping centers.  Our total investment in the venture at September 30, 2013 was $9.4 million, reduced by approximately $65.0 million compared to September 30, 2012 as a result of the sale.  Three properties with 0.8 million square feet of GLA remain in the portfolio.  As of September 30, 2013, the properties had consolidated equity of $59.6 million. The Ramco Lion joint venture has one property with a mortgage payable obligation of approximately $30.6 million with maturity date of October 2015.  Our proportionate share of the total debt is $9.2 million.  Such debt is non-recourse to the venture, subject to carve-outs customary to such types of mortgage financing.

We also had ownership interests ranging from 7% - 20% in three smaller joint ventures that each own one property.  As of September 30, 2013, our total investment in these ventures was $2.7 million.  Only one property is encumbered, of which our proportionate share of the non-recourse debt was $1.5 million with a maturity date of January 2014.

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

Contractual Obligations

The following are our contractual cash obligations as of September 30, 2013:

	Payments due by period
Contractual Obligations	Total	Less than 1 year (1)	1-3 years	3-5 years	More than 5 years
	(In thousands)
Mortgages and notes payable:
Scheduled amortization	$26,407	$1,330	$12,508	$4,863	$7,706
Payments due at maturity	686,405	—	141,946	312,047	232,412
Total mortgages and notes payable (2)	712,812	1,330	154,454	316,910	240,118
Interest expense (3)	170,030	8,043	84,393	30,332	47,262
Employment contracts	492	492	—	—	—
Capital lease (4)	6,124	169	5,955	—	—
Operating leases	3,568	160	1,510	955	943
Construction commitments	17,726	11,623	6,103	—	—
Total contractual obligations	$910,752	$21,817	$252,415	$348,197	$288,323

(1)	Amounts represent balance of obligation for the remainder of 2013.

(2)	Excludes $3.4 million of unamortized mortgage debt premium.

(3)	Variable-rate debt interest is calculated using rates at September 30, 2013.

(4)
99 year ground lease expires September 2103.  However, an anchor tenant’s exercise of its option to purchase its parcel in October 2014 would require us to purchase the real estate that is subject to the ground lease.

We anticipate that the combination of cash on hand, cash provided from operating activities, the availability under our credit facility ($221.8 million at September 30, 2013 subject to compliance covenants), our access to the capital markets, and the sale of existing properties will satisfy our expected working capital requirements through at least the next 12 months.  Although we believe that the combination of factors discussed will provide sufficient liquidity, no assurance can be given.

At September 30, 2013, we did not have any contractual obligations that required or allowed settlement, in whole or in part, with consideration other than cash.

Mortgages and notes payable

See the analysis of our debt included in “Liquidity and Capital Resources.”

Employment Contracts

At September 30, 2013, we had employment contracts with our Chief Executive Officer and Chief Financial Officer that contain minimum guaranteed compensation.  All other employees are subject to at-will employment.

Operating and Capital Leases

We lease office space for our corporate headquarters under an operating lease.  We also have operating leases for land at one of our shopping centers and a capital ground lease at our Gaines Marketplace shopping center that provides the option to purchase the land parcel in October 2014 for approximately $5.0 million.

Construction Costs

In connection with the development and expansion of various shopping centers as of September 30, 2013, we have entered into agreements for construction activities with an aggregate cost of approximately $17.7 million.

Planned Capital Spending

We are focused on our core strengths of enhancing the value of our existing portfolio of shopping centers through successful leasing efforts and the completion of our redevelopment projects currently in process.  In addition, we spent $222.1 million, net of debt assumed, in connection with the 15 centers acquired in 2013.

In addition to the construction agreements of approximately $17.7 million we have entered into as of September 30, 2013, we anticipate spending an additional $2.7 million for the remainder of 2013 for redevelopment projects, tenant improvements, and leasing costs.  Estimates for future spending will change as new projects are approved.

Disclosures regarding planned capital spending, including estimates regarding timing of tenant openings, capital expenditures and occupancy are forward-looking statements and certain significant factors discussed elsewhere in this document and our other filings with the SEC, including our Annual Report on Form 10-K could cause the actual results to differ materially.

Capitalization

At September 30, 2013, our total market capitalization was $1.8 billion.  Our market capitalization consisted of $713.8 million of net debt (including property-specific mortgages, an unsecured credit facility consisting of a revolving line of credit and term loan, unsecured term loans, senior and junior subordinated notes and a capital lease obligation), $990.6 billion of common shares and OP Units (including dilutive securities and based on a market price of $15.41 at September 30, 2013), and $117.7 million of convertible perpetual preferred shares (based on a market price of $58.84 per share at September 30, 2013).  Our net debt to total market capitalization was 39.2% at September 30, 2013, as compared to 42.6% at September 30, 2012.  The decrease in total net debt to market capitalization was due primarily to the impact of the common equity offering completed in March 2013, our ongoing controlled equity offering and an increase in our stock and convertible share price.  Our total outstanding debt at September 30, 2013 had a weighted average interest rate of 4.4%, and consisted of $629.7 million of fixed rate debt, including the impact of interest rate swap agreements, and $83.1 million of variable rate debt.  Outstanding letters of credit issued under the credit facility totaled approximately $8.2 million at September 30, 2013.

At September 30, 2013, the non-controlling interest in the Operating Partnership represented a 3.5% ownership in the Operating Partnership.  The OP Units may, under certain circumstances, be exchanged for our common shares of beneficial interest on a one-for-one basis.  We, as sole general partner of the Operating Partnership, have the option, but not the obligation, to settle exchanged OP Units held by others in cash based on the current trading price of our common shares of beneficial interest.  Assuming the exchange of all OP Units, there would have been 63,812,709 of our common shares of beneficial interest outstanding at September 30, 2013, with a market value of approximately $983.4 billion.

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

Funds from Operations

We consider funds from operations, also known as (“FFO”) an appropriate supplemental measure of the financial performance of an equity REIT.  Under the NAREIT definition, FFO represents net income available to common shareholders, excluding extraordinary items, as defined under accounting principles generally accepted in the United States of America (“GAAP”), gains (losses) on sales of depreciable property and impairment provisions on depreciable property or equity investments in depreciable property, plus real estate related depreciation and amortization (excluding amortization of financing costs), and adjustments for unconsolidated partnerships and joint ventures.  FFO should not be considered an alternative to GAAP net income available to common shareholders or as an alternative to cash flow as a measure of liquidity.  We consider FFO a useful measure for reviewing our comparative operating and financial performance between periods or to compare our performance to different REITs.  However, our computation of FFO may differ from the methodology for calculating FFO utilized by other real estate companies, and therefore, may not be comparable to these other real estate companies.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands, except per share data)
Net income available to common shareholders	$3,701	$1,350	$10,699	$186
Adjustments:
Rental property depreciation and amortization expense	15,088	10,479	40,514	28,881
Pro-rata share of real estate depreciation from unconsolidated joint ventures	690	1,614	2,967	4,984
Gain on sale of depreciable real estate	(657)	—	(2,194)	(336)
Loss on sale of joint venture depreciable real estate (1)	—	57	6,454	75
Provision for impairment on income-producing properties	—	—	—	1,976
Provision for impairment on joint venture income-producing properties (1)	—	—	—	50
Provision for impairment on equity investments in unconsolidated joint ventures	—	294	—	294
Deferred gain recognized upon acquisition of real estate	—	(845)	(5,282)	(845)
Noncontrolling interest in Operating Partnership (2)	201	157	634	274
Subtotal	19,023	13,106	53,792	35,539
Add preferred share dividends (assumes if converted) (3)	1,813	1,813	5,438	—
FUNDS FROM OPERATIONS	$20,836	$14,919	$59,230	$35,539

Weighted average common shares	61,102	46,911	57,626	42,834
Shares issuable upon conversion of Operating Partnership Units(2)	2,253	2,437	2,259	2,556
Dilutive effect of securities	470	286	471	281
Shares issuable upon conversion of preferred shares (1)	6,940	6,940	6,940	—
Weighted average equivalent shares outstanding, diluted	70,765	56,574	67,296	45,671

Funds from operations, per diluted share (4)	$0.29	$0.26	$0.89	$0.78

(1)	Amount included in earnings (loss) from unconsolidated joint ventures.

(2)	The total non-controlling interest reflects OP units convertible 1:1 into common shares or the cash value thereof.

(3)
Series D convertible preferred shares were dilutive for the three months ended September 30, 2013 and 2012. For the nine months ended September 30, 2013 and 2012 preferred shares were dilutive and anti-dilutive, respectively.

(4)	Per share amounts are based on weighted average diluted shares outstanding during the quarter and, therefore, may not agree with the per share calculated for the nine months ended September 30, 2013.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We have exposure to interest rate risk on our variable rate debt obligations.  Based on market conditions, we may manage our exposure to interest rate risk by entering into interest rate swap agreements to hedge our variable rate debt.  We are not subject to any foreign currency exchange rate risk or commodity price risk, or other material rate or price risks.  Based on our debt and interest rates and interest rate swap agreements in effect at September 30, 2013, a 100 basis point change in interest rates would impact our future earnings and cash flows by approximately $0.8 million annually.  We believe that a 100 basis point increase in interest rates would decrease the fair value of our total outstanding debt by approximately $6.9 million at September 30, 2013.

We had interest rate swap agreements with an aggregate notional amount of $185.0 million as of September 30, 2013.  The agreements provided for fixed rates ranging from 1.2% to 2.0% and had expirations ranging from April 2016 to May 2020.  The following table sets forth information as of September 30, 2013 concerning our long-term debt obligations, including principal cash flows by scheduled amortization payment and scheduled maturity, weighted average interest rates of maturing amounts and fair market value:

	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
(In thousands)
Fixed-rate debt	$1,330	$34,691	$86,581	$23,182	$187,531	$296,372	$629,687	$630,180
Average interest rate	6.1%	5.5%	5.3%	5.9%	4.4%	4.5%	4.7%
Variable-rate debt	$—	$—	$—	$10,000	$45,000	$28,125	$83,125	$83,125
Average interest rate	—	—	—	1.8%	1.8%	3.6%	2.4%

We estimated the fair value of our fixed rate mortgages using a discounted cash flow analysis, based on borrowing rates for similar types of borrowing arrangements with the same remaining maturity.  Considerable judgment is required to develop estimated fair values of financial instruments.  The table incorporates only those exposures that exist at September 30, 2013 and does not consider those exposures or positions which could arise after that date or firm commitments as of such date.  Therefore, the information presented therein has limited predictive value.  Our actual interest rate fluctuations will depend on the exposures that arise during the period and on market interest rates at that time.

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

We carried out an assessment as of September 30, 2013 of the effectiveness of the design and operation of our disclosure controls and procedures.  This assessment was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.  Based on such evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that such disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2013.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are currently involved in certain litigation arising in the ordinary course of business; however, we do not believe that any of this litigation will have a material effect on our consolidated financial statements. There are no material pending governmental proceedings.

Item 1A.  Risk Factors

You should review our Annual Report on Form 10-K for the year ended December 31, 2012 which contains a detailed description of risk factors that may materially affect our business, financial condition or results of operations.

Item 6. Exhibits

Exhibit No.	Description

10.1*	Second Amendment To Third Amended And Restated Unsecured Master Loan Agreement, dated June 26, 2013 by and among Ramco-Gershenson Properties, L.P. and KeyBank National Association.
10.2*	Third Amendment To Third Amended And Restated Unsecured Master Loan Agreement, dated August 27, 2013 by and among Ramco-Gershenson Properties, L.P. and KeyBank National Association.
12.1*	Computation of Ration of Earnings to Combined Fixed Charges and Preferred Dividends.
31.1*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2*	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
101.INS(1)	XBRL Instance Document.
101.SCH(1)	XBRL Taxonomy Extension Schema.
101.CAL(1)	XBRL Taxonomy Extension Calculation.
101.DEF(1)	XBRL Taxonomy Extension Definition.
101.LAB(1)	XBRL Taxonomy Extension Label.
101.PRE(1)	XBRL Taxonomy Extension Presentation.
____________________________

*	Filed herewith

**	Management contract or compensatory plan or arrangement

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

RAMCO-GERSHENSON PROPERTIES TRUST

Date: October 29, 2013	By:/s/ DENNIS GERSHENSON Dennis Gershenson President and Chief Executive Officer (Principal Executive Officer)

Date: October 29, 2013	By: /s/ GREGORY R. ANDREWS Gregory R. Andrews Chief Financial Officer (Principal Financial and Accounting Officer)