Form 10-K
period 2013-12-31
RAMCO GERSHENSON PROPERTIES TRUST
filed 2014-02-27
CIK 842183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes [X]    No [   ]

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

Large Accelerated Filer [X]	Accelerated Filer [ ]	Non-Accelerated Filer [ ]	Small Reporting Company [ ]
(Do not check if small reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [   ]    No [X]

The aggregate market value of the common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2013) was $914,993,387. As of February 14, 2014 there were outstanding 66,828,516 shares of Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual meeting of shareholders to be held May 6, 2014 are in incorporated by reference into Part III.

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

General

Ramco-Gershenson Properties Trust is a fully integrated, self-administered, publicly-traded equity real estate investment trust (“REIT”) organized in Maryland.  Our primary business is the ownership and management of multi-anchored shopping centers in strategic metropolitan markets throughout the Eastern, Midwestern and Central United States.  Our property portfolio consists of 66 wholly owned shopping centers and one office building comprising approximately 13.1 million square feet.  In addition, we are co-investor in and manager of two institutional joint ventures that own portfolios of shopping centers.  We own 20% of Ramco 450 Venture LLC, an entity that owns eight shopping centers comprising approximately 1.7 million square feet, and 30% of Ramco/Lion Venture L.P., an entity that owns three shopping centers comprising approximately 0.8 million square feet.   We also have ownership interests in three smaller joint ventures that each own a shopping center.  Our joint ventures are reported using equity method accounting.  We earn fees from the joint ventures for managing, leasing, and redeveloping the shopping centers they own.  We also own various parcels of land held for development or for sale, the majority of which are adjacent to certain of our existing developed properties.

We conduct substantially all of our business through our operating partnership, Ramco-Gershenson Properties, L.P. (the “Operating Partnership”), a Delaware limited partnership.  The Operating Partnership, either directly or indirectly through partnerships or limited liability companies, holds fee title to all owned properties.  As general partner of the Operating Partnership, we have the exclusive power to manage and conduct the business of the Operating Partnership.  As of December 31, 2013, we owned approximately 96.8% of the interests in the Operating Partnership.  The limited partners are reflected as noncontrolling interests in our financial statements and are generally individuals or entities that contributed interests in certain assets or entities to the Operating Partnership in exchange for units of limited partnership interest (“OP Units”).  The holders of OP units are entitled to exchange them for our common shares on a 1:1 basis or for cash.  The form of payment is at our election.
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

We invest in primarily large, multi-anchor shopping centers that include national chain store tenants and market dominant supermarket tenants selling products that satisfy everyday needs.  National chain anchor tenants in our centers include, among others, TJ Maxx/Marshalls, Bed Bath and Beyond, Home Depot and Kohl’s.  Supermarket anchor tenants in our centers include, among others, Publix Super Market, Whole Foods, Supervalu and Kroger.  Our shopping centers are primarily located in metropolitan markets throughout the Eastern, Midwestern and Central United States, such as Southeast Michigan, Southeast Florida, Jacksonville, St. Louis, Milwaukee, Cincinnati, Tampa/Lakeland and Chicago.

We also own parcels of developable land.  Approximately 29% of our developable land by net book value is available for sale to end users such as retailers that prefer to own their sites or to developers who seek to develop non-retail uses.  The remaining 71% of our land is held for development.  The timing of future development will depend on our ability to obtain approvals, pre-lease our proposed projects, and identify a source of construction financing.  At December 31, 2013 we had one development project under construction with costs to date, excluding land cost, of $6.6 million and expected remaining costs of $27.0 million.

Operating Strategies and Significant Transactions

Our operating objective is to maximize the risk-adjusted return on invested capital at our shopping centers.  We seek to do so by increasing the property operating income of our centers, controlling our capital expenditures, and monitoring our tenants’ credit risk.
During 2013, for the combined portfolio including wholly-owned and joint venture properties, we:

•	Executed 159 new leases comprised of approximately 0.9 million square feet at an average base rent of $13.10 per square foot; and

•	Executed 179 renewal leases comprised of approximately 0.8 million square feet at an average base rent of $15.09 per square foot.
Also, during 2013, we continued our strategy of redeveloping centers on a selective basis.  Redevelopment or expansion projects currently in process include:

•
Redevelopment on our portion of the Roseville Towne Center whereby we have relocated Marshalls into a new 25,000 square foot store and are constructing additional space for a 12,000 square foot Five Below. The total projected cost for the redevelopment is approximately $2.6 million and is expected to be completed by the second quarter of 2014;

•
Redevelopment at Merchants' Square shopping center where we have executed a lease for a 37,000 square foot Flix Brewhouse to replace the former Hobby Lobby space. The total projected cost is estimated to be approximately $6.4 million and is expected to be completed by the fourth quarter of 2014;

•
Expansion at Village Plaza with a 55,000 square foot Hobby Lobby to replace existing vacant and small shop space and expansion by an additional 12,000 square feet. The total projected cost is estimated to be approximately $4.4 million and is expected to be completed by the first quarter of 2015;

•
Expansion at The Shoppes at Fox River II with the execution of a lease with Hobby Lobby for a 55,000 square foot space. The expansion will include an additional anchor and retail tenants. The total projected cost is estimated to be approximately $14.6 million and is expected to be completed by the third quarter of 2015; and

•
Expansion at Harvest Junction North on an adjacent 15.0 acres which will include approximately 25,000 square feet of new small shop retail, along with multiple ground leases and outparcel sales. The total projected cost is estimated to be approximately $6.9 million and is expected to be completed by the third quarter of 2015.

In addition to our redevelopment and expansion activities we completed Phase I of the Parkway Shops development at a cost of approximately $17.5 million. Located in Jacksonville, Florida the center was 100% leased and occupied as of December 31, 2013.

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
During 2013, we completed $566.5 million in wholly-owned acquisitions. Specifically we acquired the following:

Property Name	Location	GLA	Purchase Price
		(In thousands)
Deerfield Towne Center	Mason (Cincinnati), OH	461	$96,500
Deer Creek Shopping Center	Maplewood (St. Louis), MO	208	23,878
Deer Grove Centre	Palatine (Chicago), IL	236	20,000
Mount Prospect Plaza	Mt. Prospect (Chicago), IL	301	36,100
The Shoppes at Nagawaukee	Delafield, WI	106	22,650
Clarion Partners Portfolio - 12 Income Producing Properties	FL & MI	2,246	367,415
Total 2013 Acquisitions		3,558	$566,543

In addition, we sold three wholly-owned income-producing properties and six outparcels for net proceeds to us of $33.9 million.  Specifically, we sold:

Property Name	Location	Sales Price	Gain (loss) on Sale	Net Proceeds
		(In thousands)
Beacon Square	Grand Haven, MI	$8,600	$(74)	$8,293
Edgewood Towne Center	Lansing, MI	5,480	657	5,158
Mays Crossing	Stockbridge, GA	8,400	1,537	8,033
Total consolidated income producing dispositions		$22,480	$2,120	$21,484

Hunter's Square - Land Parcel	Farmington Hills, MI	$104	72	$104
Parkway Phase I - Moe's Southwest Grill Outparcel	Jacksonville, FL	1,000	306	950
Jacksonville North Industrial - The Learning Experience Outparcel	Jacksonville, FL	510	(13)	576
Parkway Phase I - Mellow Mushroom Outparcel	Jacksonville, FL	1,200	332	1,153
Roseville Towne Center - Wal-Mart parcel	Roseville, MI	7,500	3,030	7,158
Parkway Phase I - BJ's Restaurant Outparcel	Jacksonville, FL	2,600	552	2,491
Total consolidated land / outparcel dispositions		$12,914	$4,279	$12,432
Total 2013 consolidated dispositions		$35,394	6,399	$33,916

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
During 2013, we continued to strengthen our capital structure by completing two underwritten public offerings of newly issued common shares and various debt transactions.

Specifically, we completed the following debt transactions:

Debt

•	$110.0 million private placement of senior unsecured notes. The notes were issued in three tranches maturing in 2021, 2023 and 2025. The weighted average interest rate on the notes is 4.0%;

•
$50.0 million, seven year unsecured term loan that included an accordion feature to borrow up to an additional $25.0 million. In conjunction with the closing of the loan, we entered into a seven year swap agreement with an interest rate at December 31, 2013 of 3.2%; and

•
exercised the accordion feature associated with the $50.0 million loan, increasing the loan to $75.0 million. In conjunction with the closing, we entered into two additional swap agreements, totaling $25.0 million, with an interest rate at December 31, 2013 of 3.9%.

The gross proceeds from these debt financings repaid maturing mortgage debt. Specifically, we repaid:

•	Mission Bay Plaza in the amount of $42.2 million with an interest rate of 6.6%;

•	Hunter's Square in the amount of $33.0 million with an interest rate of 8.2%;

•	Winchester Center in the amount of $25.3 million with an interest rate of 8.1%;

•	East Town Plaza in the amount of $10.1 million with an interest rate of 5.5%;

•	Centre at Woodstock in the amount of $3.0 million with an interest rate of 6.9%.;

•	Hoover Eleven I in the amount of $1.3 million with an interest rate of 7.2%; and

•	Hoover Eleven II in the amount of $2.2 million with an interest rate of 7.6%.

Equity

•
Completed two underwritten public offerings issuing a total of 12.6 million common shares of beneficial interest. Our total net proceeds, after deducting expenses, were approximately $192.6 million; and

•	Issued 5.4 million common shares through controlled equity offerings, at an average share price of $15.10, and received approximately $81.7 million in net proceeds.

The proceeds from the equity transactions were used to fund a portion of the consideration for the acquisitions during the year, pay down debt, as well as for general corporate purposes.
As of December 31, 2013, our unencumbered assets had a capitalized value of approximately $1.3 billion and we had net debt to total market capitalization of 38.3% as compared to $765.3 million and 40.7%, at December 31, 2012.  At December 31, 2013 and 2012 we had $204.8 million and $198.8 million, respectively, available to draw under our unsecured revolving line of credit.

Competition

See page 6 of Item 1A. “Risk Factors” for a description of competitive conditions in our business.

Environmental Matters

See page 12 of Item 1A. “Risk Factors” for a description of environmental risks for our business.

Employment

As of December 31, 2013, we had 108 full-time employees. None of our employees is represented by a collective bargaining unit. We believe that our relations with our employees are good.

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

Our performance depends on the economic conditions in the markets in which we operate.  In 2013, our wholly-owned and pro rata share of joint venture properties located in Michigan and Florida accounted for approximately 35%, and 25%, respectively, of our annualized base rent. To the extent that market conditions in these or other states in which we operate deteriorate, the performance or value of our properties may be adversely affected.

Changes in the supply and demand for the type of space we lease to our tenants could affect the income, cash flow, and value of our properties.

Our shopping centers generally compete for tenants with similar properties located in the same neighborhood, community, or region.  Although we believe we own high quality centers, competing centers may be newer, better located, or have a better tenant mix.  In addition, new centers or retail stores may be developed, increasing the supply of retail space competing with our centers or taking retail sales from our tenants.  Our tenants also compete with alternate forms of retailing, including on-line shopping, home shopping networks, and mail order catalogs.  Alternate forms of retailing may reduce the demand for space in our shopping centers.

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

As of December 31, 2013, we received 38.9% of our combined annualized base rents from our top 25 tenants, including our top four tenants:  TJ Maxx/Marshalls (5.0%), Bed Bath & Beyond (2.3%), Office Depot (2.1%) and LA Fitness (2.0%).  No other tenant represented more than 2.0% of our total annualized base rent.  The credit risk posed by our major tenants varies.

If any of our major tenants experiences financial difficulties or files bankruptcy, our operating results could be adversely affected.  Bankruptcy filings by our tenants or lease guarantors generally delay our efforts to collect pre-bankruptcy receivables and could ultimately preclude full collection of these sums.  If a tenant rejects a lease, we would have only a general unsecured claim for damages, which may be collectible only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims.  In 2013, no key tenant of ours filed for bankruptcy protection.

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

No assurance can be given that we will be able to recover the current carrying amount of all of our properties and those of our unconsolidated joint ventures.  There can be no assurance that we will not take charges in the future related to the impairment of our assets. Any future impairment could have a material adverse effect on our results of operations in the period in which the charge is taken.  We recorded an impairment provision of $9.7 million in 2013 related to our real estate properties and other investments.  Refer to Note 6 of the notes to the consolidated financial statements for further information regarding impairment provisions.

We do not control all decisions related to the activities of joint ventures in which we are invested, and we may have conflicts of interest with our joint venture partners.

As of December 31, 2013, we had interests in five unconsolidated joint ventures that collectively own 14 shopping centers.  Although we manage the properties owned by these joint ventures, we do not control the decisions for the joint ventures.  Accordingly, we may not be able to resolve in our favor any issues which arise, or we may have to provide financial or other inducements to our joint venture partners to obtain such favorable resolution.

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

Our equity investment in each of our unconsolidated joint ventures is subject to impairment testing in the event of certain triggering events, such a change in market conditions or events at properties held by those joint ventures.  If the fair value of our equity investment is less than our net book value on an other than temporary basis, an impairment charge is required to be recognized under generally accepted accounting principles.  Refer to Note 6 of the notes to the consolidated financial statements for further information.

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

We are not structured in a manner to generate and retain sufficient cash flow from operations to repay our debt at maturity.  Instead, we expect to refinance our debt by raising equity, debt, or other capital prior to the time that it matures.  As of December 31, 2013, we had $758.9 million of outstanding indebtedness, including $5.7 million of capital lease obligations.  Of this, $39.1 million matures in 2014.  In addition, our joint ventures had $178.7 million of outstanding indebtedness, of which our share is $38.8 million. $7.5 million of joint venture debt matures in 2014, of which our share is $1.5 million.  The availability and price of capital can vary significantly.  If we seek to refinance maturing debt when capital market conditions are restrictive, we may find capital scarce, costly, or unavailable.  Refinancing debt at a higher cost would affect our operating results and cash available for distribution.  The failure to refinance our debt at maturity would result in default and the exercise by our lenders of the remedies available to them, including foreclosure and, in the case of recourse debt, liability for unpaid amounts.
Increases in interest rates may affect the cost of our variable-rate borrowings, our ability to refinance maturing debt, and the cost of any such refinancings.

As of December 31, 2013, we had seven interest rate swap agreements in effect for an aggregate notional amount of $210.0 million converting our floating rate corporate debt to fixed rate debt.  After accounting for these interest rate swap agreements, we had $100.1 million of variable rate debt outstanding.  Increases in interest rates on our existing indebtedness would increase our interest expense, which could adversely affect our cash flow and our ability to distribute cash to our shareholders.  For example, if market rates of interest on our variable rate debt outstanding as of December 31, 2013 increased by 1.0%, the increase in interest expense on our existing variable rate debt would decrease future earnings and cash flows by approximately $1.0 million annually.  Interest rate increases could also constrain our ability to refinance maturing debt because lenders may reduce their advance rates in order to maintain debt service coverage ratios.

Our mortgage debt exposes us to the risk of loss of property, which could adversely affect our financial condition.

As of December 31, 2013, we had $333.0 million of mortgage debt encumbering our properties.  A default on any of our mortgage debt may result in foreclosure actions by lenders and ultimately our loss of the mortgaged property.  We have entered into mortgage loans which are secured by multiple properties and contain cross-collateralization and cross-default provisions.  Cross-collateralization provisions allow a lender to foreclose on multiple properties in the event that we default under the loan.  Cross-default provisions allow a lender to foreclose on the related property in the event a default is declared under another loan.  For federal income tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage.  If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure but would not receive any cash proceeds.

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

During 2013 we completed two underwritten public offering totaling 12.6 million common shares and issued 5.4 million common shares through controlled equity offerings.  In addition, there were 375,813 shares of unvested restricted common shares and options to purchase 190,993 common shares outstanding at December 31, 2013.

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

Even if we qualify as a REIT, we may be subject to federal income and excise taxes in various situations, such as if we fail to distribute all of our REIT taxable income. We also will be required to pay a 100% tax on non-arm’s length transactions between us and our TRSs and on any net income from sales of property that the IRS successfully asserts was property held for sale to customers in the ordinary course of business. Additionally, we may be subject to state or local taxation in various state or local jurisdictions, including those in which we transact business.  The state and local tax laws may not conform to the federal income tax treatment.  Any taxes imposed on us would reduce our operating cash flow and net income.

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

The ownership limit may discourage a change in control, may discourage tender offers for our common shares, and may limit the opportunities for our shareholders to receive a premium for their shares.  Upon due consideration, our Board previously has granted limited exceptions to this restriction for certain shareholders who requested an increase in their ownership limit.  However, the Board has no obligation to grant such limited exceptions in the future.

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
Item 1B.  Unresolved Staff Comments.
None.

Item 2.  Properties

As of December 31, 2013, we owned and managed a portfolio of 80 shopping centers and one office building with approximately 15.9 million square feet of gross leasable area ("GLA").  Our wholly-owned properties consist of 66 shopping centers and one office building comprising approximately 13.1 million square feet ("SF").

Property Name	Location City	State	Ownership %	Year Built / Acquired / Redeveloped	Total GLA	% Leased	Average base rent per leased SF	Anchor Tenants (1)
CORE PORTFOLIO (2)
Harvest Junction North	Longmont	CO	100%	2006/2012/NA	159,397	98.3%	$15.67	Best Buy, Dick's Sporting Goods, Staples
Harvest Junction South	Longmont	CO	100%	2006/2012/NA	176,960	98.0%	14.72	Bed Bath & Beyond, Marshalls, Michaels, Ross Dress for Less, (Lowe's)
Cocoa Commons	Cocoa	FL	100%	2001/2007/2008	90,116	85.2%	11.92	Publix
Coral Creek Shops	Coconut Creek	FL	100%	1992/2002/NA	109,312	97.1%	16.93	Publix
Cypress Point	Clearwater	FL	100%	1983/2007/NA	167,280	95.7%	11.98	Burlington Coat Factory, The Fresh Market
Kissimmee West	Kissimmee	FL	7%	2005/2005/NA	115,586	93.7%	11.72	Jo-Ann, Marshalls, (Super Target)
Marketplace of Delray	Delray Beach	FL	100%	1981/2005/2010	238,196	94.4%	12.44	Office Depot, Ross Dress for Less, Winn-Dixie
Mission Bay Plaza	Boca Raton	FL	100%	1989/2004/NA	263,714	94.7%	21.93	The Fresh Market, Golfsmith, LA Fitness, OfficeMax, Toys "R" Us
Naples Towne Centre	Naples	FL	100%	1982/1996/2003	134,707	91.3%	6.04	Beall's, Save-A-Lot, (Goodwill)
Parkway Shops	Jacksonville	FL	100%	2013/2011/NA	89,114	100.0%	13.34	Dick's Sporting Goods, Marshalls
River City Marketplace	Jacksonville	FL	100%	2005/2005/NA	557,087	99.1%	16.91	Ashley Furniture HomeStore, Bed Bath & Beyond, Best Buy, Gander Mountain, Michaels, OfficeMax, PetSmart, Ross Dress for Less, Hollywood Theaters, (Lowe's), (Wal-Mart Supercenter)
River Crossing Centre	New Port Richey	FL	100%	1998/2003/NA	62,038	92.9%	12.15	Publix
Rivertowne Square	Deerfield Beach	FL	100%	1980/1998/2010	144,907	93.0%	9.08	Beall's Outlet, Winn-Dixie
Shoppes of Lakeland	Lakeland	FL	100%	1985/1996/NA	183,842	98.4%	12.67	Ashley Furniture HomeStore, Michaels, Staples, T.J. Maxx, (Target)
The Crossroads	Royal Palm Beach	FL	100%	1988/2002/NA	120,092	93.2%	15.37	Publix
The Plaza at Delray	Delray Beach	FL	20%	1979/2004/NA	313,913	97.8%	16.95	Marshalls, Michaels, Publix, Ross Dress for Less, T.J. Maxx
Treasure Coast Commons	Jensen Beach	FL	100%	1996/2004/NA	92,979	100.0%	12.26	Barnes & Noble, OfficeMax, Sports Authority
Village Lakes Shopping Center	Land O' Lakes	FL	100%	1987/1997/NA	168,751	84.2%	8.61	Beall's Outlet, Marshalls (4), Ross Dress for Less
Village of Oriole Plaza	Delray Beach	FL	30%	1986/2005/NA	155,770	97.2%	13.37	Publix
Village Plaza	Lakeland	FL	100%	1989/2004/NA	146,755	94.8%	13.03	Big Lots
Vista Plaza	Jensen Beach	FL	100%	1998/2004/NA	109,761	100.0%	13.42	Bed Bath & Beyond, Michaels, Total Wine & More

Property Name	Location City	State	Ownership %	Year Built /Acquired / Redeveloped	Total GLA	% Leased	Average base rent per leased SF	Anchor Tenants (1)
West Broward Shopping Center	Plantation	FL	100%	1965/2005/NA	152,973	97.6%	$10.65	Badcock, DD's Discounts, Save-A-Lot, US Postal Service
Centre at Woodstock	Woodstock	GA	100%	1997/2004/NA	86,748	94.5%	11.50	Publix
Conyers Crossing	Conyers	GA	100%	1978/1998/NA	170,475	100.0%	5.22	Burlington Coat Factory, Hobby Lobby
Holcomb Center	Roswell	GA	100%	1986/1996/2010	106,003	85.7%	11.71	Studio Movie Grill
Horizon Village	Suwanee	GA	100%	1996/2002/NA	97,001	97.0%	11.02	Movie Tavern
Paulding Pavilion	Hiram	GA	20%	1995/2006/2008	84,846	88.3%	15.70	Sports Authority, Staples
Peachtree Hill	Duluth	GA	20%	1986/2007/NA	154,700	91.2%	13.07	Kroger, LA Fitness
Deer Grove Centre	Palatine	IL	100%	1997/2013/2013	235,936	82.3%	11.70	Dominick's Supermarkets (3), Staples, T J Maxx, (Target)
Liberty Square	Wauconda	IL	100%	1987/2010/2008	107,427	85.0%	13.68	Jewel-Osco
Market Plaza	Glen Ellyn	IL	20%	1965/2007/2009	163,054	97.0%	15.24	Jewel Osco, Staples
Mount Prospect Plaza	Mount Prospect	IL	100%	1962/2013/2013	301,138	86.3%	11.86	Aldi, LA Fitness, Marshalls, Ross Dress for Less, Walgreens (Wal-Mart Supercenter)
Rolling Meadows Shopping Center	Rolling Meadows	IL	20%	1956/2008/1995	134,012	85.0%	11.20	Jewel Osco, Northwest Community Hospital
Nora Plaza	Indianapolis	IN	7%	1958/2007/2002	139,788	100.0%	13.60	Marshalls, Whole Foods, (Target)
Crofton Centre	Crofton	MD	20%	1974/1996/NA	252,230	98.7%	8.29	Gold's Gym, Kmart, Shoppers Food Warehouse

Clinton Pointe	Clinton Township	MI	100%	1992/2003/NA	135,330	100.0%	9.59	OfficeMax, Sports Authority, (Target)
Clinton Valley	Sterling Heights	MI	100%	1977/1996/2009	201,115	97.8%	11.47	DSW Shoe Warehouse, Hobby Lobby, Office Depot
Fraser Shopping Center	Fraser	MI	100%	1977/1996/NA	68,326	100.0%	7.17	Oakridge Market
Gaines Marketplace	Gaines Township	MI	100%	2004/2004/NA	392,169	100.0%	4.70	Meijer, Staples, Target
Hoover Eleven	Warren	MI	100%	1989/2003/NA	280,719	94.7%	11.52	Dunham's, Kroger, Marshalls, OfficeMax
Hunter's Square	Farmington Hills	MI	100%	1988/2005/NA	354,323	98.3%	16.23	Bed Bath & Beyond, Buy Buy Baby, Loehmann's, Marshalls, T.J. Maxx
Jackson Crossing	Jackson	MI	100%	1967/1996/2002	402,326	95.0%	10.28	Bed Bath & Beyond, Best Buy, Jackson 10 Theater, Kohl's, T.J. Maxx, Toys "R" Us, (Sears), (Target)
Jackson West	Jackson	MI	100%	1996/1996/1999	209,800	97.7%	7.41	Lowe's, Michaels, OfficeMax
Lake Orion Plaza	Lake Orion	MI	100%	1977/1996/NA	141,073	100.0%	4.07	Hollywood Super Market, Kmart
Lakeshore Marketplace	Norton Shores	MI	100%	1996/2003/NA	342,959	98.0%	8.71	Barnes & Noble, Dunham's, Gordmans (4), Hobby Lobby, T.J. Maxx, Toys "R" Us, (Target)
Livonia Plaza	Livonia	MI	100%	1988/2003/NA	137,391	94.6%	10.38	Kroger, T.J. Maxx
Millennium Park	Livonia	MI	30%	2000/2005/NA	272,568	99.2%	14.20	Home Depot, Marshalls, Michaels, PetSmart, (Costco), (Meijer)
New Towne Plaza	Canton Township	MI	100%	1975/1996/2005	192,587	100.0%	10.74	Jo-Ann, Kohl's
Oak Brook Square	Flint	MI	100%	1982/1996/2008	152,073	100.0%	9.59	Hobby Lobby, T.J. Maxx
Roseville Towne Center	Roseville	MI	100%	1963/1996/2004	76,998	100.0%	12.08	Marshalls, (Wal-Mart)

Property Name	Location City	State	Ownership %	Year Built /Acquired / Redeveloped	Total GLA	% Leased	Average base rent per leased SF	Anchor Tenants (1)
Shoppes at Fairlane Meadows	Dearborn	MI	100%	1987/2003/2007	157,246	100.0%	$14.25	Best Buy, Citi Trends, (Burlington Coat Factory), (Target)
Southfield Plaza	Southfield	MI	100%	1969/1996/2003	185,409	98.2%	8.16	Big Lots, Burlington Coat Factory, Marshalls (3)
Tel-Twelve	Southfield	MI	100%	1968/1996/2005	523,411	100.0%	11.17	Best Buy, DSW Shoe Warehouse, Lowe's, Meijer, Michaels, Office Depot, PetSmart
The Auburn Mile 1	Auburn Hills	MI	100%	2000/1999/NA	90,553	100.0%	11.08	Jo-Ann, Staples, (Best Buy), (Costco), (Meijer), (Target)
The Shops at Old Orchard	West Bloomfield	MI	100%	1972/2007/2011	96,768	100.0%	17.34	Plum Market
Troy Marketplace	Troy	MI	100%	2000/2005/2010	217,754	100.0%	16.65	Airtime Trampoline, Golfsmith, LA Fitness, Nordstrom Rack, PetSmart, (REI)
West Oaks I	Novi	MI	100%	1979/1996/2004	243,987	100.0%	9.70	Best Buy, DSW Shoe Warehouse, Gander Mountain, Old Navy, Home Goods & Michaels-Sublease of JLPK-Novi LLC
West Oaks II	Novi	MI	100%	1986/1996/2000	167,954	100.0%	17.32	Jo-Ann, Marshalls, (Bed Bath & Beyond), (Big Lots), (Kohl's), (Toys "R" Us), (Value City Furniture)
Winchester Center	Rochester Hills	MI	100%	1980/2005/NA	314,575	94.4%	9.48	Bed Bath & Beyond, Dick's Sporting Goods, Famous Furniture, Marshalls, Michaels, PetSmart, (Kmart)
Central Plaza	Ballwin	MO	100%	1970/2012/2012	166,431	100.0%	11.15	Buy Buy Baby, Jo-Ann, OfficeMax, Ross Dress for Less
Deer Creek Shopping Center	Maplewood	MO	100%	1975/2013/2013	208,144	99.3%	10.12	Buy Buy Baby, Jo-Ann, Marshalls, Ross Dress for Less, State of Missouri
Heritage Place	Creve Coeur (St Louis)	MO	100%	1989/2011/2005	269,105	92.5%	13.35	Dierbergs Markets, Marshalls, Office Depot, T.J. Maxx
Town & Country Crossing	Town & Country	MO	100%	2008/2011/2011	148,630	86.4%	25.83	Whole Foods, (Target)
Chester Springs Shopping Center	Chester	NJ	20%	1970/1996/1999	223,068	96.6%	14.41	Marshalls, Shop-Rite Supermarket, Staples
Crossroads Centre 1	Rossford	OH	100%	2001/2001/NA	344,045	97.6%	8.87	Giant Eagle, Home Depot, Michaels, T.J. Maxx, (Target)
Deerfield Towne Center	Mason	OH	100%	2004/2013/2013	460,675	93.9%	19.43	Ashley Furniture HomeStore, Bed Bath & Beyond, Buy Buy Baby, Regal Cinemas, Dick's Sporting Goods, Whole Foods Market
Olentangy Plaza	Columbus	OH	20%	1981/2007/1997	253,474	94.5%	10.60	Eurolife Furniture, Marshalls, Micro Center, Columbus Asia Market-Sublease of SuperValu, Tuesday Morning
Rossford Pointe	Rossford	OH	100%	2006/2005/NA	47,477	100.0%	10.35	MC Sporting Goods, PetSmart
Spring Meadows Place	Holland	OH	100%	1987/1996/2005	259,362	93.9%	10.33	Ashley Furniture HomeStore, Big Lots, Guitar Center, OfficeMax, PetSmart, T.J. Maxx, (Best Buy), (Dick's Sporting Goods), (Kroger), (Sam's Club), (Target)
The Shops on Lane Avenue	Upper Arlington	OH	20%	1952/2007/2004	170,719	89.7%	21.44	Bed Bath & Beyond, Whole Foods Market

Property Name	Location City	State	Ownership %	Year Built / Acquired / Redeveloped	Total GLA	% Leased	Average base rent per leased SF	Anchor Tenants (1)
Troy Towne Center	Troy	OH	100%	1990/1996/2003	144,485	92.4%	$6.69	Kohl's, (Wal-Mart Supercenter)
Northwest Crossing	Knoxville	TN	100%	1989/1999/2006	124,453	100.0%	9.85	HH Gregg, OfficeMax, Ross Dress for Less, (Wal-Mart Supercenter)
The Town Center at Aquia	Stafford	VA	100%	1989/1998/NA	40,518	100.0%	11.14	Regal Cinemas
The Town Center at Aquia Office (5)	Stafford	VA	100%	1989/1998/2009	98,147	91.8%	27.53	TASC, Inc.
East Town Plaza	Madison	WI	100%	1992/2000/2000	208,472	86.5%	10.09	Burlington Coat Factory, Jo-Ann, Marshalls, (Menards), (Shopko), (Toys "R" Us)
Nagawaukee Center	Delafield	WI	100%	1994/2012-13/NA	219,538	98.9%	13.66	Kohl's, Marshalls, Sports Authority, (Sentry Foods)
The Shoppes at Fox River	Waukesha	WI	100%	2009/2010/2011	182,392	100.0%	15.72	Pick N' Save, T.J. Maxx, (Target)
West Allis Towne Centre	West Allis	WI	100%	1987/1996/2011	326,271	98.0%	8.52	Burlington Coat Factory, Kmart, Office Depot, Xperience Fitness

FUTURE REDEVELOPMENTS (6):
Martin Square	Stuart	FL	30%	1981/2005/NA	331,105	65.7%	$6.61	Home Depot, Paradise Home & Patio, Staples
Merchants' Square	Carmel	IN	100%	1970/2010/NA	277,728	74.7%	10.53	Cost Plus, Hobby Lobby (3), (Marsh Supermarket)
Promenade at Pleasant Hill	Duluth	GA	100%	1993/2004/NA	261,982	71.7%	9.63	Farmers Home Furniture, Publix

PORTFOLIO TOTAL / AVERAGE (CORE AND UNDER REDEV)					15,910,243	94.6%	$12.22

Footnotes
(1)  Anchor tenants are any tenant over 19,000 square feet.  Tenants in parenthesis represent non-company owned GLA.
(2) We define Core Portfolio as stabilized assets that are not currently under development/redevelopment.
(3)  Tenant closed - lease obligated.
(4) Space delivered to tenant.
(5)  Represents the Office Building at The Town Center at Aquia.
(6)  Represents 2.8% of combined portfolio annual base rent.
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
Major Tenants
The following table sets forth as of December 31, 2013 the gross leasable area, or GLA, of our existing properties leased to tenants in our combined properties portfolio:

Type of Tenant	Annualized Base Rent	% of Total Annualized Base Rent	GLA (2)	% of Total GLA (2)
Anchor (1)	$89,167,928	49.2%	9,867,251	62.0%
Retail (non-anchor)	92,018,576	50.8%	6,042,992	38.0%
Total	$181,186,504	100.0%	15,910,243	100.0%

(1) We define anchor tenants as tenants occupying a space consisting of 19,000 square feet or more.
(2) GLA owned directly by us or our unconsolidated joint ventures.

The following table depicts as of December 31, 2013 information regarding leases with the 25 largest retail tenants in our combined properties portfolio:

Tenant Name	Credit Rating S&P/Moody's (1)	Number of Leases	GLA	% of Total GLA (2)	Total Annualized Base Rent	Annualized Base Rent PSF	% of Annualized Base Rent
TJX Companies (3)	A+/A3	32	972,921	6.1%	$9,078,580	$9.33	5.0%
Bed Bath & Beyond (4)	BBB+/NR	13	391,327	2.5%	4,171,704	10.66	2.3%
Office Depot, Inc.	B-/B2	14	332,433	2.1%	3,820,086	11.49	2.1%
LA Fitness	NR/NR	5	176,943	1.1%	3,675,870	20.77	2.0%
Home Depot	A-/A2	3	384,690	2.4%	3,110,250	8.09	1.7%
Dollar Tree	NR/NR	30	306,347	1.9%	2,986,440	9.75	1.6%
Publix Super Market	NR/NR	8	372,141	2.3%	2,790,512	7.50	1.5%
Best Buy	BB/Baa2	6	206,677	1.3%	2,743,757	13.28	1.5%
Jo-Ann Stores	B/Caa1	7	233,947	1.5%	2,697,429	11.53	1.5%
Whole Foods Market	BBB-/NR	4	152,657	1.0%	2,691,637	17.63	1.5%
Regal Cinemas (5)	NR/NR	3	143,080	0.9%	2,672,623	18.68	1.5%
Michaels Stores	B/B3	11	240,993	1.5%	2,604,198	10.81	1.4%
PetSmart	BB+/NR	8	174,661	1.1%	2,537,182	14.53	1.4%
Burlington Coat Factory	NR/NR	5	360,867	2.3%	2,390,179	6.62	1.3%
Staples	BBB/Baa2	9	187,354	1.2%	2,321,601	12.39	1.3%
Ross Stores	A-/NR	10	266,046	1.7%	2,276,222	8.56	1.3%
Kohl's	BBB+/Baa1	6	363,081	2.3%	2,244,522	6.18	1.2%
Ulta Salon	NR/NR	9	93,772	0.6%	2,062,215	21.99	1.2%
Dick's Sporting Goods	NR/NR	4	203,365	1.3%	2,029,373	9.98	1.1%
Ascena Retail (6)	NR/NR	19	113,196	0.7%	1,993,688	17.61	1.1%
Gander Mountain	NR/NR	2	159,791	1.0%	1,981,282	12.40	1.1%
DSW Designer Shoe Warehouse	NR/NR	7	130,233	0.8%	1,949,858	14.97	1.1%
Sports Authority	NR/NR	4	166,733	1.0%	1,924,299	11.54	1.1%
Lowe's Home Centers	A-/A3	2	270,394	1.7%	1,919,646	7.10	1.1%
Meijer	NR/NR	2	397,428	2.5%	1,858,060	4.68	1.0%

Sub-Total top 25 tenants		223	6,801,077	42.8%	$70,531,213	$10.37	38.9%

Remaining tenants		1,440	8,031,098	50.5%	110,655,291	13.78	61.1%

Sub-Total all tenants		1,663	14,832,175	93.3%	$181,186,504	$12.22	100.0%

Vacant		249	1,078,068	6.7%	N/A	N/A	N/A

Total including vacant		1,912	15,910,243	100.0%	$181,186,504	N/A	100.0%

(1) Source: Latest Company filings per CreditRiskMonitor.
(2) GLA owned directly by us or our unconsolidated joint ventures.
(3) Marshalls (20), T J Maxx (12).
(4) Bed Bath & Beyond (8), Buy Buy Baby (4), Cost Plus (1).
(5) Regal (2), Hollywood (1).
(6) Catherine's (3), Maurices (4), Justice (3), Dress Barn (5), Lane Bryant (4).

Lease Expirations

The following tables set forth a schedule of lease expirations, for our combined portfolio, for the next ten years and thereafter, assuming that no renewal options are exercised:

ALL TENANTS

Expiring Leases As of December 31, 2013
Year	Number of Leases	GLA (1)	Average Annualized Base Rent	Total Annualized Base Rent (2)	% of Total Annualized Base Rent
			(per square foot)
(3)	46	232,002	$9.71	$2,253,047	1.2%
2014	218	931,594	11.98	11,163,688	6.2%
2015	282	2,028,131	11.65	23,632,324	13.0%
2016	299	1,972,146	13.51	26,643,415	14.7%
2017	222	1,872,123	13.27	24,848,320	13.7%
2018	197	1,345,642	13.61	18,309,414	10.1%
2019	107	1,344,611	10.45	14,046,562	7.8%
2020	48	723,334	10.53	7,615,507	4.2%
2021	55	913,971	10.82	9,892,784	5.5%
2022	52	758,100	13.24	10,039,735	5.5%
2023	70	1,132,351	12.23	13,845,072	7.6%
2024+	67	1,578,170	11.97	18,896,636	10.5%
Sub-Total	1,663	14,832,175	12.22	181,186,504	100.0%
Leased (4)	22	213,172	N/A	N/A	N/A
Vacant	227	864,896	N/A	N/A	N/A
Total	1,912	15,910,243	$12.22	$181,186,504	100.0%

(1) GLA owned directly by us or our unconsolidated joint ventures.
(2) Annualized Base Rent in based upon rents currently in place.
(3) Tenants currently under month to month lease or in the process of renewal.
(4) Lease has been executed, but space has not yet been delivered.

 ANCHOR TENANTS (greater than or equal to 19,000 square feet)

Expiring Anchor Leases As of December 31, 2013
Year	Number of Leases	GLA (1)	Average Annualized Base Rent	Total Annualized Base Rent (2)	% of Total Annualized Base Rent
			(per square foot)
(3)	4	126,781	$6.51	824,980	0.9%
2014	4	307,405	3.49	1,073,760	1.2%
2015	32	1,203,346	8.11	9,755,566	10.9%
2016	29	1,065,547	9.80	10,447,217	11.7%
2017	33	1,182,119	10.92	12,913,873	14.5%
2018	20	699,584	9.62	6,726,669	7.5%
2019	24	976,659	8.39	8,196,345	9.2%
2020	11	534,445	7.96	4,254,484	4.8%
2021	19	718,814	9.23	6,637,191	7.4%
2022	13	545,621	11.43	6,239,076	7.0%
2023	21	812,338	9.99	8,111,364	9.1%
2024+	25	1,345,947	10.39	13,987,403	15.8%
Sub-Total	235	9,518,606	9.37	89,167,928	100.0%
Leased (4)	3	120,454	N/A	N/A	N/A
Vacant	5	228,191	N/A	N/A	N/A
Total	243	9,867,251	$9.37	89,167,928	100.0%

(1) GLA owned directly by us or our unconsolidated joint ventures.
(2) Annualized Base Rent in based upon rents currently in place.
(3) Tenants currently under month to month lease or in the process of renewal.
(4) Lease has been executed, but space has not yet been delivered.

NON-ANCHOR TENANTS (less than 19,000 square feet)

Expiring Non-Anchor Leases As of December 31, 2013
Year	Number of Leases	GLA (2)	Average Annualized Base Rent	Total Annualized Base Rent (1)	% of Total Annualized Base Rent
			(per square foot)
(3)	42	105,221	$13.57	$1,428,067	1.6%
2014	214	624,189	16.16	10,089,928	11.0%
2015	250	824,785	16.82	13,876,758	15.1%
2016	270	906,599	17.86	16,196,198	17.6%
2017	189	690,004	17.30	11,934,447	13.0%
2018	177	646,058	17.93	11,582,745	12.6%
2019	83	367,952	15.90	5,850,217	6.4%
2020	37	188,889	17.79	3,361,023	3.7%
2021	36	195,157	16.68	3,255,593	3.5%
2022	39	212,479	17.89	3,800,659	4.1%
2023	49	320,013	17.92	5,733,708	6.2%
2024+	42	232,223	21.14	4,909,233	5.2%
Sub-Total	1,428	5,313,569	$17.32	$92,018,576	100.0%
Leased (4)	19	92,718	N/A	N/A	N/A
Vacant	222	636,705	N/A	N/A	N/A
Total	1,669	6,042,992	$17.32	$92,018,576	100.0%

(1) GLA owned directly by us or our unconsolidated joint ventures.
(2) Annualized Base Rent is based upon rents currently in place.
(3) Tenants currently under month to month lease or in the process of renewal.
(4) Lease has been executed, but space has not yet been delivered.

Land Held for Development and/or Available for Sale

At December 31, 2013, we had three projects in pre-development and various parcels of land held for development or available for sale adjacent to certain of our existing developed properties located in Florida, Georgia, Michigan, Tennessee, and Virginia.  It is our policy to start vertical construction on new development projects only after the project has received entitlements, significant anchor leasing commitments and an identified source of construction financing.

During 2013, we completed Phase I construction on Parkway Shops, our ground-up development of an 89,114 square foot retail shopping center located in Jacksonville, Florida for a total project cost of $17.5 million.  In additions we began construction on Phase I of Lakeland Park Center, located adjacent to our existing Shoppes of Lakeland shopping center in Lakeland, Florida. The total projected cost of the project, excluding land cost, is $33.6 million and is expected to be substantially complete in the fourth quarter of 2014.

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

During the fourth quarter of 2013, we recorded an impairment provision of $0.3 million primarily due to changes in estimated market value of various parcels.  We recorded impairment provisions of $1.4 million and $11.5 million in 2012 and 2011, respectively,  related to developable land that we decided to market for sale.  For a detailed discussion of our development projects, refer to Notes 3 and 6 of the notes to the consolidated financial statements.

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
Item 4. Mine Safety Disclosures

Not Applicable

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common shares are currently listed and traded on the New York Stock Exchange (“NYSE”) under the symbol “RPT”.  On February 14, 2014, the closing price of our common shares on the NYSE was $16.39.

Shareholder Return Performance Graph

The following line graph sets forth the cumulative total return on a $100 investment (assuming the reinvestment of dividends) in each of our common shares, the NAREIT Equity Index, and the S&P 500 Index for the period December 31, 2008 through December 31, 2013.  The stock price performance shown is not necessarily indicative of future price performance.

The following table depicts high and low closing prices and dividends declared per share for each quarter in 2013 and 2012:

	Stock Price
Quarter Ended	High	Low	Dividends
December 31, 2013	$16.57	$14.77	$0.18750	(1)
September 30, 2013	$16.11	$14.24	$0.18750
June 30, 2013	$17.68	$14.48	$0.16825
March 31, 2013	$16.82	$13.72	$0.16825

December 31, 2012	$13.63	$12.31	$0.16825	(2)
September 30, 2012	$13.57	$12.01	$0.16325
June 30, 2012	$12.58	$11.29	$0.16325
March 31, 2012	$12.23	$9.98	$0.16325
(1)  Paid on January 2, 2014
(2)  Paid on January 2, 2013

Holders

The number of holders of record of our common shares was 1,417 at February 14, 2014.  A substantially greater number of holders are beneficial owners whose shares of record are held by banks, brokers and other financial institutions.
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

Distributions on our 7.25% Series D Cumulative Convertible Perpetual Preferred Shares declared in 2013 totaled $3.625 per share.  We do not believe that the preferential rights available to the holders of our preferred shares or the financial covenants contained in our debt agreements had or will have an adverse effect on our ability to pay dividends in the normal course of business to our common shareholders or to distribute amounts necessary to maintain our qualification as a REIT.

For information on our equity compensation plans as of December 31, 2013, refer to Item 12 of Part III of this report and Note 16 of the notes to the consolidated financial statements.

Item 6. Selected Financial Data

The following table sets forth our selected consolidated financial data and should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included elsewhere in this report.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share)
Operating Data:
Total revenue	$170,068	$125,225	$114,386	$104,333	$105,172
Property net operating income (1)	121,372	86,213	76,833	70,010	70,130
Income (loss) from continuing operations	8,371	7,171	(29,418)	(24,063)	8,228
Gain (loss) on sale of real estate assets	2,120	336	9,406	(2,050)	2,886
Net income (loss)	11,462	7,092	(28,500)	(23,724)	15,936
Net (income) loss attributable to noncontrolling partner interest	(465)	112	1,742	3,576	(2,216)
Preferred share dividends	(7,250)	(7,250)	(5,244)	—	—
Net income (loss) available to common shareholders	3,747	(46)	(32,002)	(20,148)	—
Earnings (loss) per common share, basic
Continuing operations	$0.01	$—	$(0.85)	$(0.58)	$0.30
Discontinued operations	0.05	—	0.01	0.01	0.32
Basic earnings (loss)	$0.06	$—	$(0.84)	$(0.57)	$0.62
Earnings (loss) per common share, basic
Continuing operations	$0.01	$—	$(0.85)	$(0.58)	$0.30
Discontinued operations	0.05	—	0.01	0.01	0.32
Diluted earnings (loss)	$0.06	$—	$(0.84)	$(0.57)	$0.62
Weighted average shares outstanding:
Basic	59,336	44,101	38,466	35,046	22,004
Diluted	59,728	44,101	38,466	35,046	22,193

Cash dividends declared per RPT preferred share	$3.63	$3.63	$2.67	$—	$—
Cash dividends declared per RPT common share	$0.71	$0.66	$0.65	$0.65	$0.79
Cash distributions to RPT preferred shareholders	$7,250	$7,250	$3,432	$—	$—
Cash distributions to RPT common shareholders	$40,108	$28,333	$25,203	$22,501	$17,974

Balance Sheet Data (at December 31):
Cash and cash equivalents	$5,795	$4,233	$12,155	$10,175	$8,432
Investment in real estate (before accumulated depreciation)	1,625,217	1,119,171	996,908	1,074,095	1,002,855
Total assets	1,652,248	1,165,291	1,048,823	1,052,829	997,957
Total notes payable	753,174	541,281	518,512	571,694	552,836
Total liabilities	854,288	605,459	567,649	613,463	591,392
Total RPT shareholders' equity	770,097	529,783	449,075	402,273	367,228
Noncontrolling interest	27,863	30,049	32,099	37,093	39,337
Total shareholders' equity	797,960	559,832	481,174	439,366	406,565

Other Data:
Funds from operations ("FFO") available to RPT common shareholders (2)	$79,861	$47,816	$29,509	$20,945	$45,263
Net cash provided by operating activities	85,583	62,194	44,703	43,249	48,064
Net cash used in investing activities	(355,752)	(173,210)	(79,747)	(101,935)	(3,334)
Net cash provided by (used in) financing activities	271,731	103,094	37,024	60,385	(41,114)
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

Property net operating income from continuing operations	$121,372	$86,213	$76,833	$70,010	$70,130
Management and other fee income	2,335	4,064	4,125	4,191	4,911
Depreciation and amortization	(56,305)	(38,673)	(33,842)	(28,592)	(27,160)
General and administrative expenses	(22,273)	(19,446)	(19,646)	(18,986)	(14,928)
Other expenses, net	(36,694)	(25,021)	(56,093)	(51,356)	(25,358)
Income tax (provision) benefit	(64)	34	(795)	670	633
Income (loss) from discontinued operations	3,091	(79)	918	339	7,708
Net income (loss)	$11,462	$7,092	$(28,500)	$(23,724)	$15,936
(2) Under the NAREIT definition, FFO represents net income available to common shareholders, excluding extraordinary items, as defined under accounting principles generally accepted in the United States of America (“GAAP”), gains (losses) on sales of depreciable property, plus real estate related depreciation and amortization (excluding amortization of financing costs), and adjustments for unconsolidated partnerships and joint ventures.  In addition, in October 2011, NAREIT clarified its definition of FFO to exclude impairment provisions on depreciable property and equity investments in depreciable property.  Management has restated FFO for prior periods accordingly. See “Funds From Operations” in Item 7 for a discussion of FFO and a reconciliation of FFO to net income.

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

Overview

We are a fully integrated, self-administered, publicly-traded REIT specializing in the ownership, management, development and redevelopment of community shopping centers. Most of our properties are multi-anchored by supermarkets and/or national chain stores. Our primary business is managing and leasing space to tenants in the shopping centers we own.  We also manage centers for our unconsolidated joint ventures for which we charge fees.  Our credit risk, therefore, is concentrated in the retail industry.

At December 31, 2013, we owned and managed, either directly or through our interest in real estate joint ventures, a total of 80 shopping centers and one office building, with approximately 15.9 million square feet of gross leasable area owned by us and our joint ventures.  We also owned interests in three parcels of land held for development and five parcels of land adjacent to certain of our existing developed properties located in  Florida, Georgia, Michigan, Tennessee, and Virginia.

We are predominantly a community shopping center company with a focus on managing and adding value to our portfolio of centers that are primarily multi-anchored by grocery stores and/or nationally recognized discount department stores.  We believe that centers with a grocery and/or discount component attract consumers seeking value-priced products.  Since these products are required to satisfy everyday needs, customers usually visit the centers on a weekly basis.  Over 47% of the GLA of our shopping centers are anchored by tenants that sell groceries.  Supermarket anchor tenants in our centers include, among others, Publix Super Market, Whole Foods, Supervalu and Kroger.  National chain anchor tenants in our centers include, among others, TJ Maxx/Marshalls, Bed Bath and Beyond, Home Depot and Kohl’s.

Our shopping centers are primarily located in strategic, metropolitan markets areas throughout the Eastern, Midwestern and Central United States.  Our focus on these markets has enabled us to develop a thorough understanding of the unique characteristics of our markets. Throughout our primary regions, we have concentrated a number of centers in reasonable proximity to each other in order to achieve efficiencies in management, leasing and acquiring new properties.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board.  Actual results could differ from these estimates under different assumptions or conditions.

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

Revenue Recognition

Our shopping center space is generally leased to retail tenants under leases that are classified as operating leases. We recognize minimum rents using the straight-line method over the terms of the leases commencing when the tenant takes possession of the space or when construction of landlord funded improvements is substantially complete. Certain of the leases also provide for contingent percentage rental income which is recorded on an accrual basis once the specified target that triggers this type of income is achieved. The leases also provide for reimbursement from tenants for common area maintenance (“CAM”), insurance, real estate taxes and other operating expenses ("Recovery Income"). The majority of our Recovery Income is estimated and recognized as revenue in the period the recoverable costs are incurred or accrued.  Revenues from management, leasing, and other fees are recognized in the period in which the services have been provided and the earnings process is complete. Lease termination income is recognized when a lease termination agreement is executed by the parties and the tenant vacates the space.  When a lease is terminated early but the tenant continues to control the space under a modified lease agreement, the lease termination fee is generally recognized evenly over the remaining term of the modified lease agreement.

Current accounts receivable from tenants primarily relate to contractual minimum rent, percentage rent and Recovery Income.

Accounts Receivable and Accrued Rent

We provide for bad debt expense based upon the allowance method of accounting. We continuously monitor the collectability of our accounts receivable from specific tenants, analyze historical bad debts, customer creditworthiness, current economic trends and changes in tenant payment terms when evaluating the adequacy of the allowance for bad debts.  Allowances are taken for those balances that we have reason to believe will be uncollectible.  When tenants are in bankruptcy, we make estimates of the expected recovery of pre-petition and post-petition claims.  The period to resolve these claims can exceed one year.  Management believes the allowance for doubtful accounts is adequate to absorb currently estimated bad debts.  However, if we experience bad debts in excess of the allowance we have established, our operating income would be reduced.  At December 31, 2013 and 2012, our accounts receivable were $9.6 million and $8.0 million respectively, net of allowances for doubtful accounts of $2.4 million and $2.6 million, respectively.

In addition, many of our leases contain non-contingent rent escalations for which we recognize income on a straight-line basis over the non-cancelable lease term.  This method results in rental income in the early years of a lease being higher than actual cash received, creating a straight-line rent receivable asset which is included in the “Other Assets” line item in our consolidated balance sheets.  We review our unbilled straight-line rent receivable balance to determine the future collectability of revenue that will not be billed to or collected from tenants due to early lease terminations, lease modifications, bankruptcies and other factors.  Our evaluation is based on our assessment of tenant credit risk changes indicating that expected future straight-line rent may not be realized.  Depending on circumstances, we may provide a reserve against the previously recognized straight-line rent receivable asset for a portion, up to its full value, that we estimate may not be received.  The balance of straight-line rent receivable at December 31, 2013 and 2012, net of allowances was $15.1 million and $14.8 million, respectively and is included in other assets on our consolidated balance sheets.  To the extent any of the tenants under these leases become unable to pay their contractual cash rents, we may be required to write down the straight-line rent receivable from those tenants, which would reduce our operating income.

Real Estate Investment

Income Producing

Real estate assets that we own directly are stated at cost less accumulated depreciation.  Depreciation is computed using the straight-line method.  The estimated useful lives for computing depreciation are generally 10 – 40 years for buildings and improvements and 5 – 30 years for parking lot surfacing and equipment.  We capitalize all capital improvement expenditures associated with replacements and improvements to real property that extend the property’s useful life and depreciate such improvements over their estimated useful lives ranging from 15 – 25 years.  In addition, we capitalize tenant leasehold improvements and depreciate them over the useful life of the improvements or the term of the related tenant lease.  We consider a number of different factors to evaluate whether we or the tenant is the owner of the tenant improvement for accounting purposes.  These factors include:  1) whether the lease stipulates how and on what a tenant improvement allowance may be spent; 2) whether the tenant or landlord retains legal title to the improvements; 3) the uniqueness of the improvements; 4) the expected economic life of the tenant improvements relative to the term of the lease; and 5) who constructs or directs the construction of the improvements.  We charge maintenance and repair costs that do not extend an asset’s life to expense as incurred.

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

Acquired above-and below-market lease values are recorded based on the present value (using an interest rate that reflects the risks associated with the lease acquired) of the difference between the contractual amounts to be paid pursuant to the in-place leases and management’s estimate of fair market value lease rates for the corresponding in-place leases.  The capitalized above-and below-market lease values are amortized as adjustments to rental revenue over the remaining terms of the respective leases, which may include periods covered by bargain renewal options, if any.  Should a tenant terminate its lease prior to expiration, the unamortized portion of the in-place lease value is charged to amortization expense and the unamortized portion of out-of-market lease value is charged to rental revenue.

Impairment

We review our investment in real estate, including any related intangible assets, for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of the property may not be recoverable.  These changes in circumstances include, but are not limited to, changes in occupancy, rental rates, tenant sales, net operating income, geographic location, real estate values and expected holding period.  The viability of all projects under construction or development, including those owned by unconsolidated joint ventures, are regularly evaluated under applicable accounting requirements, including requirements relating to abandonment of assets or changes in use.  To the extent a project, or individual components of the project, are no longer considered to have value, the related capitalized costs are charged against operations.

Impairment provisions resulting from any event or change in circumstances, including changes in management’s intentions or management’s analysis of varying scenarios, could be material to our consolidated financial statements.

We recognize an impairment of an investment in real estate when the estimated discounted or undiscounted cash flow is less than the net carrying value of the property.  If it is determined that an investment in real estate is impaired, then the carrying value is reduced to the estimated fair value as determined by cash flow models and discount rates or comparable sales in accordance with our fair value measurement policy. Refer to Note 6 of the notes to the consolidated financial statements for further information.
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

Deferred Charges
Debt financing costs are amortized primarily on a straight-line basis, which approximates the effective interest method, over the terms of the debt.  Lease costs represent the initial direct costs incurred in origination, negotiation and processing of a lease agreement. Such costs include outside broker commissions, legal, and other independent third party costs, as well as salaries and benefits and other internal costs directly related to executing a lease and are amortized over the life of the lease on a straight-line basis. Costs related to supervision, administration, unsuccessful originations efforts and other activities not directly related to the execution of leases are charged to expense as incurred.

Results of Operations
Comparison of the Year Ended December 31, 2013 to the Year Ended December 31, 2012
The following summarizes certain line items from our audited statements of operations which we believe are important in understanding our operations and/or those items that have significantly changed during the year ended December 31, 2013 as compared to 2012:

	Year Ended December 31,
	2013	2012	Dollar Change	Percent Change
	(In thousands)
Total revenue	$170,068	$125,225	$44,843	35.8%
Recoverable operating expense	43,355	32,146	11,209	34.9%
Other non-recoverable operating expense	3,006	2,802	204	7.3%
Depreciation and amortization	56,305	38,673	17,632	45.6%
General and administrative expense	22,273	19,446	2,827	14.5%
Other expense, net	(965)	(66)	(899)	NM
Gain on sale of real estate	4,279	69	4,210	NM
(Loss) earnings from unconsolidated joint ventures	(4,759)	3,248	(8,007)	(246.5)%
Interest expense	(29,075)	(25,895)	(3,180)	12.3%
Amortization of deferred financing fees	(1,447)	(1,449)	2	(0.1)%
Provision for impairment	(9,669)	(1,387)	(8,282)	NM
Provision for impairment on equity investments in unconsolidated joint ventures	—	(386)	386	NM
Deferred gain recognized upon acquisition of real estate	5,282	845	4,437	NM
Loss on extinguishment of debt	(340)	—	(340)	NM
Income tax (provision) benefit	(64)	34	(98)	(288.2)%
Income (loss) from discontinued operations	3,091	(79)	3,170	NM
Net (income) loss attributable to noncontrolling interest	(465)	112	(577)	NM
Preferred share dividends	(7,250)	(7,250)	—	—%
Net income (loss) available to common shareholders	$3,747	$(46)	$3,793	8,245.7%

NM - Not Meaningful
Total revenue in 2013 increased $44.8 million, or 35.8% from 2012.  The increase is primarily due to the following:

•	$30.0 million increase related to the Clarion Acquisition completed in March 2013;

•	$13.6 million increase related to our acquisitions completed in 2013 and 2012;

•	$3.1 million increase income related to increases at existing centers;

•	$1.0 million increase related to the completion of Phase I of the Parkway Shops development;

•	higher lease termination income of $0.2 million; offset in part by

•
lower fee income of $1.8 million due to our acquisition of the Clarion properties from a joint venture in which we hold a 30% interest and $1.2 million decrease in revenue at properties that are currently under redevelopment.

Recoverable operating expense and real estate taxes in 2013 increased $11.2 million, or 34.9% from 2012.  The increase is primarily due to the following:

•	$8.8 million related to our 2013 acquisitions; and

•	$1.8 million related to our 2012 acquisitions.
Other non-recoverable operating expense in 2013 increased $0.2 million, or 7.3% from 2012 primarily due to an increase in non-recoverable repairs and maintenance.

Depreciation and amortization expense in 2013 increased $17.6 million, or 45.6%, from 2012.  The increase was primarily due to our acquisitions in 2012 and 2013.

General and administrative expense 2013 increased $2.8 million or 14.5% from 2012.  The increase was primarily due to:

•
$1.8 million associated with an increase in compensation expense related to an increase in costs associated with our long-term incentive plans which are based on our stock price performance relative to a group of our peers (see Note 16 for additional information) offset in part by higher capitalization of development and leasing salaries and related costs in 2013. Salaries capitalized in 2013 and 2012 represented approximately 18% of total salaries; and

•	$1.0 million in acquisition costs.
Other expense, net in 2013 increased $0.9 million from 2012. In 2012 expenses were offset by insurance proceeds of $0.8 million related to a tenant fire.

Gain on sale of real estate was $4.3 million in 2013 primarily due to a $3.0 million gain on sale of land at our Roseville Towne Center to Wal-Mart, an anchor tenant, and a net gain on the sale of multiple outparcels at several other properties. Refer to Note 4 of the notes to the consolidated financial statements for detail of the individual outparcel sales. In the comparable period in 2012 we had a gain of $0.1 million related to the sale on one outparcel.
Earnings from unconsolidated joint ventures in 2013 decreased $8.0 million from 2012.  The decrease was related to the acquisition of our partner's 70% interest in 12 shopping centers held in the Ramco/Lion Venture LP. The sale resulted in a loss of $21.5 million to the joint venture of which our share was $6.4 million.
Interest expense in 2013 increased $3.2 million, or 12.3%, from 2012 primarily due to the following:

•	$1.1 million increase in mortgage interest related to the assumption of loans as part our 2013 acquisitions;

•	$3.4 million increase in loan interest due to the issuance of senior unsecured notes in July 2013; offset in part by

•
$1.1 million decrease in interest related to our junior subordinated notes. In January, 2013 the notes converted from a fixed interest rate of 7.9% to a variable interest rate of LIBOR plus 3.3% (3.5% at December 31, 2013);

•	lower average balances on our revolving credit facility; and

•	$0.2 million increase in capitalized interest due to our development/redevelopment projects.
Impairment provisions of $9.7 million recorded in 2013 related to the decision to market certain income-producing properties for sale, and adjustments to the sales price assumptions for certain undeveloped land parcels available for sale at several of our development properties.  In 2012 our impairment provisions totaled $1.4 million.  Refer to Note 6 of the notes to the consolidated financial statements for a detailed discussion of these charges.
In 2013 we recorded a deferred gain of $5.3 million which related to our proportional 30% equity interest in a property sold to the Ramco/Lion Venture LP in 2007. In 2012, we recorded a deferred gain of $0.8 million related to our proportional 7% equity interest when a property was sold to a joint venture in 2007.
Loss on extinguishment of debt of approximately $0.3 million in 2013 related to a prepayment penalty incurred to repay two mortgages.
Income from discontinued operations was $3.1 million in 2013 compared to a loss of $0.1 million in 2012.  In 2013 we recorded a gain on sale of real estate of $2.1 million compared to a $0.3 million gain in 2012. The subject properties recorded net operating income of $1.1 million in 2013 compared to $2.4 million in 2012.   In 2012 a gain on extinguishment of debt of $0.3 million was the result of completing a deed-in-lieu transfer to the lender in exchange for full release of a mortgage loan obligation at a property. Higher operating net income in 2012 was offset by a non-cash provision for impairment of $2.9 million. No such impairment was recorded in 2013.

Comparison of the Year Ended December 31, 2012 to the Year Ended December 31, 2011
The following summarizes certain line items from our audited statements of operations which we believe are important in understanding our operations and/or those items which have significantly changed during the year ended December 31, 2012 as compared to 2011:

	Year Ended December 31,
	2012	2011	Dollar Change	Percent Change
	(In thousands)
Total revenue	$125,225	$114,386	$10,839	9.5%
Recoverable operating expense	32,146	29,974	2,172	7.2%
Other non-recoverable operating expense	2,802	3,454	(652)	(18.9)%
Depreciation and amortization	38,673	33,842	4,831	14.3%
General and administrative expense	19,446	19,646	(200)	(1.0)%
Other expense, net	(66)	(257)	191	(74.3)%
Gain on sale of real estate	69	231	(162)	NM
Earnings from unconsolidated joint ventures	3,248	1,669	1,579	94.6%
Interest expense	(25,895)	(27,413)	1,518	(5.5)%
Amortization of deferred financing fees	(1,449)	(1,827)	378	(20.7)%
Provision for impairment	(1,387)	(16,917)	15,530	NM
Provision for impairment on equity investments in unconsolidated joint ventures	(386)	(9,611)	9,225	NM
Deferred gain recognized upon acquisition of real estate	845	—	845	NM
Loss on extinguishment of debt	—	(1,968)	1,968	(100.0)%
Income tax benefit (provision)	34	(795)	829	104.3%
(Loss) income from discontinued operations	(79)	918	(997)	NM
Net loss attributable to noncontrolling interest	112	1,742	(1,630)	(93.6)%
Preferred share dividends	(7,250)	(5,244)	(2,006)	38.3%
Net loss available to common shareholders	$(46)	$(32,002)	$31,956	(99.9)%

NM - Not meaningful

Total revenue in 2012 increased $10.8 million, or 9.5% from 2011.  The increase is primarily due to the following:

•	$12.6 million increase related to our acquisitions completed in 2012 and 2011;

•	$0.1 million increase income related to increases at existing centers; offset by

•	lower lease termination income of $1.9 million.
Recoverable operating expenses in 2012 increased by $2.2 million, or 7.2% from 2011. The increase is primarily due to the following:

•	$2.9 million related to our 2012 and 2011 acquisitions; offset in part by

•	$0.7 million related to decreases at existing centers.
Other non-recoverable operating expenses in 2012 decreased $0.7 million, or 18.9% from 2011 primarily due to lower allowance for bad debts.
Depreciation and amortization expense in 2012 increased by $4.8 million, or 14.3% from 2011.  The increase was primarily due to our acquisitions in 2011 and 2012.
Other expense, net in 2012 decreased $0.2 million, or 74.3% from 2011. The decrease in net expense was primarily due to insurance proceeds of $0.8 million received in 2012 for a tenant fire, partly offset by lower real estate tax expense related to land held for development or available for sale.

Earnings from unconsolidated joint ventures increased in 2012 by $1.6 million from 2011which represents our share of a joint venture's impairment provision of $5.5 million.
Interest expense in 2012 decreased $1.5 million, or 5.5%, from 2011 primarily due to the following:

•	payoff of several higher interest rate mortgages;

•	lower revolving credit facility interest;

•	increased capitalized interest due to our development projects; offset by

•	increased term loan interest related to a $45 million term loan balance.
Amortization of deferred financing fees expense in 2012 decreased $0.4 million, or 20.7% from 2011. The decrease is primarily due to the refinancing of our revolving credit facility in the second quarter of 2011 which resulted in the write-off of associated deferred financing costs.
Impairment provisions of $1.8 million were recorded in 2012 related to adjustments to the sales price assumptions for certain undeveloped land parcels available for sale at several of our development properties and other-than-temporary declines in the fair market value of various equity investments in unconsolidated joint ventures. In 2011 our impairment provisions totaled $26.5 million. Refer to Note 6 of the notes to the consolidated financial statements for a detailed discussion of these charges.
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
Loss from discontinued operations was $0.1 million in 2012 compared to income of $0.9 million in 2011.  In 2012 we recorded a gain on sale of real estate of $0.3 million compared to $9.4 million in 2011 and the subject properties recorded net operating income of $2.2 million in 2012 compared to $1.2 million in 2011.  In addition, in 2012 a non-cash provision for impairment of $2.9 and a $0.3 million gain on extinguishment of debt was recorded related to a property that was previously held in a consolidated joint venture compared to a non-cash provision of $10.9 million and a $1.2 million gain on extinguishment of debt in 2011.  In both 2012 and 2011 the gain on extinguishment of debt was the result of completing a deed-in-lieu transfer to the lender in exchange for full release under mortgage loan obligations at each property.
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
At December 31, 2013 and 2012, we had $9.2 million and $8.1 million, respectively, in cash and cash equivalents and restricted cash.  Restricted cash was comprised primarily of funds held in escrow by lenders to pay real estate taxes, insurance premiums, and certain capital expenditures.
Short-Term Liquidity Requirements
Our short-term liquidity needs are met primarily from rental income and recoveries and consist primarily of funds necessary to pay operating expenses associated with our operating properties, interest and scheduled principal payments on our debt, quarterly dividend payments (including distributions to Operating Partnership unit holders) and capital expenditures related to tenant improvements and redevelopment activities.
We have no debt maturities until May 2014, when two mortgage loans mature totaling $33.5 million, which includes scheduled amortization payments.
We continually search for investment opportunities that may require additional capital and/or liquidity.  As of December 31, 2013, we had no proposed property acquisitions under contract.

Long-Term Liquidity Requirements

Our long-term liquidity needs consist primarily of funds necessary to pay indebtedness at maturity, potential acquisitions of properties, redevelopment of existing properties, the development of land and non-recurring capital expenditures.
The following is a summary of our cash flow activities:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Cash provided by operating activities	$85,583	$62,194	$44,703
Cash used in investing activities	(355,752)	(173,210)	(79,747)
Cash provided by financing activities	271,731	103,094	37,024

Operating Activities

We anticipate that cash on hand, operating cash flows, borrowings under our revolving credit facility, issuance of equity, as well as other debt and equity alternatives, will provide the necessary capital that we require to operate. Net cash flow provided by operating activities increased $23.4 million in 2013 compared to 2012 primarily due to:

•	Net operating income increased $32.9 million as a result of our acquisitions (net of dispositions) and leasing activity at our shopping centers; offset by

•	Net accounts receivable increase of $2.8 million; and

•	An increase in interest expense of approximately $3.2 million primarily due to the issuance of senior notes and additional term loans, offset by lower interest on mortgage debt due to payoffs.

Investing Activities

Net cash used for investing activities increased $182.5 million compared to 2012 primarily due to:

•	Acquisitions of real estate increased $192.2 million;

•
Additions to real estate increased $6.2 million, as a result of an increase in development funding by $5.7 million and capital expenditures of $3.4 million, offset by a decrease of $1.7 million in deferred leasing costs and $1.2 million decrease in expenditures on land held for development; and

•	Investment in unconsolidated joint ventures increased $1.1 million due to funding for debt repayment.

These increases were offset by additional net proceeds from sales of real estate and distributions from the sale of joint venture properties of $21.7 million.

Financing Activities

Cash flows provided by financing activities were $271.7 million as compared to $103.1 million in 2012.  This difference of $168.6 million is primarily explained by:

•	an increase in net proceeds of $162.8 million from common share issuances;

•	an increase in our net borrowing of $18.6 million for debt and deferred financing costs; offset by

•	an increase in cash dividends to common shareholders of $11.8 million due to additional shares issued as well as an increase in our per share quarterly dividend payment.
As of December 31, 2013, $204.8 million was available to be drawn on our $240 million unsecured revolving credit facility subject to certain covenants. It is anticipated that additional funds borrowed under our credit facilities will be used for general corporate purposes, including working capital, capital expenditures, the repayment of indebtedness or other corporate activities.  For further information on the credit facilities and other debt, refer to Note 9 of the consolidated financial statements.

Dividends and Equity

We believe that we currently qualify, and intend to continue to qualify in the future, as a REIT under the Internal Revenue Code of 1986, as amended (the "Code”).  Under the Code, as a REIT we must distribute to our shareholders at least 90% of our REIT taxable income annually, excluding net capital gain. Distributions paid are at the discretion of our Board and depend on our actual net income available to common shareholders, cash flow, financial condition, capital requirements, restrictions in financing arrangements, the annual distribution requirements under REIT provisions of the Code and such other factors as our Board deems relevant.

We paid cash dividends of $0.6923 per common share to shareholders in 2013.  In the third quarter we increased our quarterly dividend 11.4% to $0.18750 per share, or an annualized amount of $0.75 per share.  Cash dividends for 2012 and 2011 were $0.653 per common share.  Our dividend policy is to make distributions to shareholders of at least 90% of our REIT taxable income, excluding net capital gain, in order to maintain qualification as a REIT. On an annualized basis, our current dividend is above our estimated minimum required distribution.  Distributions paid by us are funded from cash flows from operating activities.  To the extent that cash flows from operating activities were insufficient to pay total distributions for any period, alternative funding sources would be used.  Examples of alternative funding sources may include proceeds from sales of real estate and bank borrowings.  Although we may use alternative sources of cash to fund distributions in a given period, we expect that distribution requirements for an entire year will be met with cash flows from operating activities.

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Cash provided by operating activities	$85,583	$62,194	$44,703

Cash distributions to preferred shareholders	(7,250)	(7,250)	(3,432)
Cash distributions to common shareholders	(40,108)	(28,333)	(25,203)
Cash distributions to operating partnership unit holders	(1,580)	(1,814)	(2,159)
Total distributions	$(48,938)	$(37,397)	$(30,794)
Surplus	$36,645	$24,797	$13,909

During 2013, we completed two underwritten public offerings of common shares. In March 2013, we issued 8.05 million common shares of beneficial interest.  Our total net proceeds, after deducting expenses, were approximately $122.2 million and were used to fund a portion of the consideration for the acquisition of the Clarion Partners Portfolio, a 12 property shopping center portfolio.  In November 2013, we issued 4.5 million common shares of beneficial interest. Our total net proceeds, after deducting expenses, were approximately $70.4 million and were used to fund a portion of the consideration for two acquisitions that were completed in the forth quarter 2013 as well as for other general corporate purposes. Both offerings of the shares was made pursuant to registration statements on Form S-3.

In addition, during 2013, we issued 5.4 million common shares through our controlled equity offerings generating $81.7 million in net proceeds, after sales commissions and fees of $1.2 million.  We used the net proceeds for general corporate purposes including the repayment of debt.  The shares issued in the controlled equity offering are registered with the Securities and Exchange Commission (“SEC”) on our registration statement on Form S-3.

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

As of December 31, 2013, we had five equity investments in unconsolidated joint venture entities in which we owned 30% or less of the total ownership interest and accounted for these entities under the equity method.  Refer to Note 7 of the notes to the consolidated financial statements for more information.

We have a 20% ownership interest in our Ramco 450 joint venture which owns a portfolio of eight properties totaling 1.7 million square feet of GLA.  As of December 31, 2013, the properties in the portfolio had consolidated equity of $147.1 million.  Our total investment in the venture at December 31, 2013 was $19.1 million.  The Ramco 450 venture has total debt obligations of approximately $140.9 million with maturity dates ranging from December 2015 through September 2023.  Our proportionate share of the total debt is $28.2 million.  Such debt is non-recourse to the venture, subject to carve-outs customary to such types of mortgage financing.

We have a 30% ownership interest in our Ramco Lion joint venture which owns a portfolio of three properties totaling 0.8 million square feet of GLA.  As of December 31, 2013, the properties had consolidated equity of $58.9 million.  Our total investment in the venture at December 31, 2013 was $9.1 million.  The Ramco Lion joint venture has one property with a mortgage payable obligation of approximately $30.5 million with maturity date of October 2015.  Our proportionate share of the total debt is $9.2 million.  Such debt is non-recourse to the venture, subject to carve-outs customary to such types of mortgage financing.

We also have ownership interests ranging from 7% - 20% in three smaller joint ventures that each own one property.  As of December 31, 2013, these properties have combined equity of $45.1 million.  Our total investment in these ventures was $2.7 million.  One joint venture has non-recourse debt in the amount of $7.5 million with a maturity date of January 2014.  Our proportionate share of the debt is $1.5 million. The joint venture is in discussion with the lender to transfer the property ownership to the lender in consideration for repayment of the loan.

Refer to Note 7 of the notes to the consolidated financial statements for more information regarding our equity investments in joint ventures.

Contractual Obligations
The following are our contractual cash obligations as of December 31, 2013:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Mortgages and notes payable:
Scheduled amortization	$21,595	$3,780	$7,912	$4,235	$5,668
Payments due at maturity	728,405	29,676	359,270	85,195	254,264
Total mortgages and notes payable (1)	750,000	33,456	367,182	89,430	259,932
Interest expense (2)	186,258	32,073	78,037	30,070	46,078
Employment contracts	763	763	—	—	—
Capital lease (3)	5,955	5,955	—	—	—
Operating leases	3,407	579	1,405	817	606
Construction commitments	13,086	13,086	—	—	—
Total contractual obligations	$959,469	$85,912	$446,624	$120,317	$306,616

(1)	Excludes $3.2 million of unamortized mortgage debt premium.

(2)	Variable rate debt interest is calculated using rates at December 31, 2013.

(3)
99 year ground lease expires September 2103.  However, an anchor tenant’s exercise of its option to purchase its parcel in October 2014 would require us to purchase the real estate that is subject to the ground lease.

We anticipate that the combination of cash on hand, cash provided from operating activities, the availability under our credit facility ($204.8 million at December 31, 2013 subject to covenants), our access to the capital markets and the sale of existing properties will satisfy our expected working capital requirements through at least the next 12 months. Although we believe that the combination of factors discussed above will provide sufficient liquidity, no assurance can be given.

At December 31, 2013, we did not have any contractual obligations that required or allowed settlement, in whole or in part, with consideration other than cash.

Mortgages and notes payable

See the analysis of our debt included in “Liquidity and Capital Resources” above.

Employment Contracts

At December 31, 2013, we had employment contracts with our Chief Executive and Chief Financial Officers that contain minimum guaranteed compensation.  All other employees are subject to at-will employment.

Operating and Capital Leases

We lease office space for our corporate headquarters under an operating lease.  We also have an operating lease adjacent to our former Taylors Square shopping center and a capital ground lease at our Gaines Marketplace shopping center that provides the option to purchase the land parcel in October 2014 for approximately $5.0 million.

Construction Costs

In connection with the development and expansion of various shopping centers as of December 31, 2013, we have entered into agreements for construction activities with an aggregate cost of approximately $13.1 million.

Planned Capital Spending

We are focused on our core strength of enhancing the value of our existing portfolio of shopping centers through successful leasing efforts and the completion of our redevelopment projects currently in process.

For 2014, we anticipate spending approximately $56.0 million for capital expenditures, of which $11.7 million is reflected in the construction commitments in the above contractual obligations table. Of the total anticipated spending, approximately $26.8 million is for development costs and approximately $29.2 million is for redevelopment projects, tenant improvements, and leasing costs.

Capitalization

At December 31, 2013 our total market capitalization was $2.0 billion and is detailed below:

(in thousands)
Net debt (including property-specific mortgages, unsecured revolving credit facility, term loans and capital lease obligation net of $5.8 million in cash)	$749,891
Common shares, OP units, and dilutive securities based on market price of $15.74 at December 31, 2013	1,090,987
Convertible perpetual preferred shares based on market price of $58.57 at December 31, 2013	117,140
Total market capitalization	$1,958,018

Net debt to total market capitalization	38.3%

At December 31, 2013, the noncontrolling interest in the Operating Partnership represented a 3.2% ownership in the Operating Partnership.  The OP Units may, under certain circumstances, be exchanged for our common shares of beneficial interest on a one-for-one basis.  We, as sole general partner of the Operating Partnership, have the option, but not the obligation, to settle exchanged OP Units held by others in cash based on the current trading price of our common shares of beneficial interest.  Assuming the exchange of all OP Units, there would have been 68,920,927 of our common shares of beneficial interest outstanding at December 31, 2013, with a market value of approximately $1.1 billion.
Funds From Operations

We consider funds from operations, also known as “FFO”, to be an appropriate supplemental measure of the financial performance of an equity REIT.  Under the NAREIT definition, FFO represents net income available to common shareholders, excluding extraordinary items, as defined under accounting principles generally accepted in the United States of America (“GAAP”), gains

(losses) on sales of depreciable property, plus real estate related depreciation and amortization (excluding amortization of financing costs), and adjustments for unconsolidated partnerships and joint ventures.  In addition, in October 2011, NAREIT clarified its definition of FFO to exclude impairment provisions on depreciable property and equity investments in depreciable property.  Management has restated FFO for prior periods accordingly.

Also, we consider “Operating FFO” a meaningful, additional measure of financial performance because it excludes periodic items such as impairment provisions on land available for sale, bargain purchase gains, and gains or losses on extinguishment of debt that are not adjusted under the current NAREIT definition of FFO.  We provide a reconciliation of FFO to Operating FFO. FFO and Operating FFO should not be considered alternatives to GAAP net income available to common shareholders or as alternatives to cash flow as measures of liquidity.

While we consider FFO and Operating FFO useful measures for reviewing our comparative operating and financial performance between periods or to compare our performance to different REITs, our computations of FFO and Operating FFO may differ from the computations utilized by other real estate companies, and therefore, may not be comparable to these other real estate companies.

We recognize the limitations of FFO and Operating FFO when compared to GAAP net income available to common shareholders.  FFO and Operating FFO do not represent amounts available for needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties.  In addition, FFO and Operating FFO do not represent cash generated from operating activities in accordance with GAAP and are not necessarily indicative of cash available to fund cash needs, including the payment of dividends.  FFO and Operating FFO are simply used as additional indicators of our operating performance.  The following table illustrates the calculations of FFO and Operating FFO:

	Years Ended December 31,
	2013	2012	2011
	(In thousands, except per share data)
Net income (loss) available to common shareholders	$3,747	$(46)	$(32,002)
Adjustments:
Rental property depreciation and amortization expense	56,316	39,240	36,271
Pro-rata share of real estate depreciation from unconsolidated joint ventures	3,689	6,584	9,310
Gain on sale of depreciable real estate	(2,120)	(336)	(7,197)
Loss (gain) on sale of joint venture depreciable real estate (1)	6,454	75	(2,718)
Provision for impairment on income-producing properties	9,342	2,355	16,332
Provision for impairment on joint venture income-producing properties (1)	—	50	1,644
Provision for impairment on equity investments in unconsolidated joint ventures	—	386	9,611
Deferred gain recognized upon acquisition of real estate	(5,282)	(845)	—
Noncontrolling interest in Operating Partnership (2)	465	353	(1,742)
Subtotal	72,611	47,816	29,509
Add preferred share dividends (assumes if converted) (3)	7,250	—	—
FFO	$79,861	$47,816	$29,509

Provision for impairment for land available for sale	327	1,387	11,468
Loss on extinguishment of debt	340	—	750
Gain on extinguishment of joint venture debt, net of RPT expenses (1)	—	(178)	—
Operating FFO	$80,528	$49,025	$41,727

Weighted average common shares	59,336	44,101	38,466
Shares issuable upon conversion of Operating Partnership Units (2)	2,257	2,509	2,785
Dilutive effect of securities	392	384	145
Shares issuable upon conversion of preferred shares (3)	6,940	—	—
Weighted average equivalent shares outstanding, diluted	68,925	46,994	41,396

Funds from operations per diluted share	$1.16	$1.02	$0.71
Operating FFO, per diluted share	$1.17	$1.04	$1.01

(1)	Amount included in earnings (loss) from unconsolidated joint ventures.

(2)	The total noncontrolling interest reflects OP units convertible 1:1 into common shares.

(3)	Series D convertible preferred shares were dilutive for year ended December 31, 2013 and anti-dilutive for the comparable periods in 2012 and 2011.

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

Recent Accounting Pronouncements

In July 2013, the FASB updated ASC 740 "Income Taxes" with ASU 2013-11 "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carry forward Exists." The objective of this update is to reduce the diversity in practice related to the presentation of certain unrecognized tax benefits. The amendments in this update require an entity to present an unrecognized tax benefit in the financial statements as a reduction to a deferred tax asset for those instances described above, except in certain situations described in the update. For public entities, ASU 2013-11 is effective for fiscal years beginning after December 15, 2013 and interim periods within those years. The guidance should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Early adoption and retrospective application are permitted. The adoption of this guidance will not have an impact on our consolidated financial statements.

In July 2013, the FASB updated ASC 815 "Derivatives and Hedging" with ASU 2013-10 "Inclusion of the Fed Funds Effective Swap Rate (of Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes." ASU 2013-10 permits the Overnight Index Swap ("OIS") Rate, also referred to as the Fed Funds effective Swap Rate, to be used as a U.S. benchmark for hedge accounting purposes, in addition to London Interbank Offered Rate ("LIBOR") and the interest rate on direct U.S. Treasury obligations. The guidance also removes the restriction on using different benchmarks for similar hedges. ASU 2013-10 is effective prospectively for qualifying new or re-designated hedges entered into on or after July 17, 2013. The adoption of this guidance did not have an impact on our consolidated financial statements.

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

In July 2012 the FASB updated ASC 350 “Intangibles – Goodwill and Other – Testing Indefinite-Lived Intangible Assets for Impairment” with ASU 2012-02.   This update amends the procedures for testing the impairment of indefinite-lived intangible assets by permitting an entity to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible assets are impaired. An entity’s assessment of the totality of events and circumstances and their impact on the entity’s indefinite-lived intangible assets will then be used as a basis for determining whether it is necessary to perform the quantitative impairment test as described in ASC 350-30.  ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of this guidance did not have an impact on our consolidated financial statements.

In December 2011, the FASB updated ASC 220 “Comprehensive Income” with ASU 2011-12 “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05.”  This update requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements.  ASU 2011-12 defers only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income.  The provisions of ASU 2011-12 are effective for public companies in fiscal years beginning after December 15, 2011. The disclosures in this standard did not have an impact on our results of operations or financial position, other than the presentation of comprehensive income.

In December 2011, the FASB updated ASC 210 “Balance Sheet” with ASU 2011-11 “Disclosures about Offsetting Assets and Liabilities.”  Under this update companies are required to provide new disclosures about offsetting and related arrangements for financial instruments and derivatives.  The provisions of ASU 2011-11 are effective for annual reporting periods beginning on or after January 1, 2013, and are required to be applied retrospectively.  The adoption of this guidance did not have an impact on our consolidated financial statements.

In September 2011, the FASB updated ASC 350 “Intangibles – Goodwill and Other” with ASU 2011-08 “Testing Goodwill for Impairment.”  Under this update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary.  This standard is effective for fiscal years beginning after December 15, 2011.  The adoption of this guidance did not have an impact on our consolidated financial statements.

In June 2011, the FASB updated ASC 220 “Comprehensive Income” with ASU 2011-05 “Presentation of Comprehensive Income,” which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive  statements.  This standard is to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. In December 2011, the FASB deferred portions of this update in its issuance of ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income.”  ASU 2011-12 supersedes certain pending paragraphs in Update 2011-05.  The amendments are being made to allow the FASB time to re-deliberate whether or not to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented.  The new disclosures in this standard did not have an impact on our results of operations or financial position, other than the presentation of comprehensive income.

In May 2011, the FASB updated ASC 820 “Fair Value Measurements and Disclosures” with ASU 2011-04 “Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRS”.  The amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.  This standard is to be applied prospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The adoption of this guidance did not have an impact on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We have exposure to interest rate risk on our variable rate debt obligations.  Based on market conditions, we may manage our exposure to interest rate risk by entering into interest rate swap agreements to hedge our variable rate debt.  We are not subject to any foreign currency exchange rate risk or commodity price risk, or other material rate or price risks.  Based on our debt and interest rates and interest rate swap agreements in effect at December 31, 2013, a 100 basis point change in interest rates would impact our future earnings and cash flows by approximately $1.0 million annually.  We believe that a 100 basis point increase in interest rates would decrease the fair value of our total outstanding debt by approximately $7.2 million at December 31, 2013.

We had interest rate swap agreements with an aggregate notional amount of $210.0 million as of December 31, 2013. The agreements provided for fixed rates ranging from 1.2% to 2.2% and had expirations ranging from April 2016 to May 2020.

The following table sets forth information as of December 31, 2013 concerning our long-term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates of maturing amounts and fair market:

	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
(In thousands)
Fixed-rate debt	$33,456	$85,250	$22,710	$187,222	$84,244	$236,993	$649,875	$650,910
Average interest rate	5.4%	5.3%	5.9%	4.4%	4.1%	4.3%	4.5%	4.9%
Variable-rate debt	$—	$—	$27,000	$45,000	$—	$28,125	$100,125	$100,125
Average interest rate	—%	—%	1.8%	1.8%	—%	3.5%	2.3%	2.3%

We estimated the fair value of our fixed rate mortgages using a discounted cash flow analysis, based on borrowing rates for similar types of borrowing arrangements with the same remaining maturity.  Considerable judgment is required to develop estimated fair values of financial instruments.  The table incorporates only those exposures that exist at December 31, 2013 and does not consider those exposures or positions which could arise after that date or firm commitments as of such date.  Therefore, the information presented therein has limited predictive value.  Our actual interest rate fluctuations will depend on the exposures that arise during the period and on market interest rates at that time.
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

We carried out an assessment as of December 31, 2013 of the effectiveness of the design and operation of our disclosure controls and procedures. This assessment was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on such evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that such disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2013.

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

Our management conducted an assessment of our internal controls over financial reporting as of December 31, 2013 using the framework established in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2013.

Our independent registered public accounting firm, Grant Thornton LLP, has issued an attestation report on our internal control over financial reporting.  Their report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Trustees and Shareholders
Ramco-Gershenson Properties Trust

We have audited the  internal control over financial reporting of Ramco-Gershenson Properties Trust (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2013, and our report dated February 27, 2014 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Southfield, Michigan
February 27, 2014

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
Item 11. Executive Compensation

Incorporated by reference from our definitive proxy statement to be filed within 120 days after the end of our fiscal year covered by this Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding our equity compensations plans as of December 31, 2013:

	(A)	(B)	(C)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	284,638	$30.34	1,855,202
Equity compensation plans not approved by security holders	—	—	—
Total	284,638	$30.34	1,855,202

The total in Column (A) above consisted of options to purchase 190,993 common shares, 13,933 deferred common shares (see Note 16 of the notes to the consolidated financial statements for further information) and 79,712 restricted common shares issuable on the satisfaction of applicable performance measures.  The number of restricted shares overstates dilution to the extent we do not satisfy the applicable performance measures.

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
Item 14. Principal Accountant Fees and Services

Incorporated by reference from our definitive proxy statement to be filed within 120 days after the end of our fiscal year covered by this Form 10-K.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)(1)	Consolidated financial statements. See “Item 8 – Financial Statements and Supplementary Data.”

(2)	Financial statement schedule. See “Item 8 – Financial Statements and Supplementary Data.”

(3)	Exhibits

3.1	Articles of Restatement of Declaration of Trust of the Company, effective June 8, 2010, incorporated by reference to the Company's 2010 Proxy dated April 30, 2010.

3.2*	Amended and Restated Bylaws of the Company, effective February 23, 2012.

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

10.5
Second Amended and Restated Limited Liability Company Agreement of Ramco Jacksonville LLC, dated March 1, 2005, by Ramco-Gershenson Properties , L.P. and SGC Equities LLC., incorporated by reference Exhibit 10.65 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2005.

10.6
Employment Agreement, dated as of August 1, 2007,  between the Company and Dennis Gershenson, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007.**

10.7
Restricted Share Award Agreement Under 2008 Restricted Share Plan for Non-Employee Trustee, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008.**

10.8	Restricted Share Plan for Non-Employee Trustees, incorporated by reference to Appendix A of the Company’s 2008 Proxy Statement filed on April 30, 2008.**

10.9*	Summary of Trustee Compensation Program.**

10.10	Ramco-Gershenson Properties Trust 2009 Omnibus Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K, dated June 15, 2009. **

10.11
Employment Letter, dated February 16, 2010, between Ramco-Gershenson Properties Trust and Gregory R. Andrews, incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K, dated February 19, 2010.**

10.12	Change in Control Policy, dated March 1, 2010, incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K dated March 4, 2010.

10.13	Form of Non-Qualified Option Agreement Under 2009 Omnibus Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K dated June 15, 2009**

10.14	Form of Restricted Stock Award Agreement Under 2009 Omnibus Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K dated June 15, 2009**

10.15
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

10.16
Unconditional Guaranty of Payment and Performance, dated as of September 30, 2011, by Ramco-Gershenson Properties Trust, in favor of KeyBank National Association and the other lenders under the Unsecured Term Loan Agreement incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2011.

10.17	2012 Executive Incentive Plan, dated January 12, 2012, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 13, 2012.

10.18
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

10.19	Third Amended and Restated Unconditional Guaranty of Payment and Performance, dated as of July 19, 2012 by Ramco-Gershenson Properties Trust, as Guarantor, in favor of KeyBank National

Association and certain other lenders incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q ended June 30, 2012.

10.20	$110 Million Note Purchase Agreement, by Ramco-Gershenson Properties, L.P. incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated July 2, 2013.

10.21
Unsecured Term Loan Agreement, dated May 16, 2013 among Ramco-Gershenson Properties, L.P., as borrower, Ramco-Gershenson Properties Trust, as Guarantor, Capital One, National Association, as bank, The Other Banks Which Are A Party To this Agreement, The Other Banks Which May Become Parties To This Agreement, Capital One, National Association, as Agent and Capital One, National Association, as Sole Lead Manager and Arranger incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q ended June 30, 2013.

10.22
First Amendment To Third Amended And Restated Unsecured Master Loan Agreement, dated March 29, 2013 by and among Ramco-Gershenson Properties, L.P. and KeyBank National Association incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q ended June 30, 2013.

10.23
Third Amendment To Unsecured Term Loan Agreement by and among Ramco-Gershenson Properties, L.P. and KeyBank National Association incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q ended June 30, 2013.

10.24
Second Amendment To Third Amended And Restated Unsecured Master Loan Agreement, dated June 26, 2013 by and among Ramco-Gershenson Properties, L.P. and KeyBank National Association incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q ended September 30, 2013.

10.25
Third Amendment To Third Amended And Restated Unsecured Master Loan Agreement, dated August 27, 2013 by and among Ramco-Gershenson Properties, L.P. and KeyBank National Association incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q ended September 30, 2013.

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

Ramco-Gershenson Properties Trust

Dated:	February 27, 2014	By: /s/ Dennis E. Gershenson
Dennis E. Gershenson,
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of registrant and in the capacities and on the dates indicated.

Dated:	February 27, 2014	By: /s/ Stephen R. Blank
Stephen R. Blank,
Chairman

Dated:	February 27, 2014	By: /s/ Dennis E. Gershenson
Dennis E. Gershenson,
Trustee, President and Chief Executive Officer
(Principal Executive Officer)

Dated:	February 27, 2014	By: /s/ Arthur H. Goldberg
Arthur H. Goldberg,
Trustee

Dated:	February 27, 2014	By:
Robert A. Meister,
Trustee

Dated:	February 27, 2014	By: /s/ David J. Nettina
David J. Nettina,
Trustee

Dated:	February 27, 2014	By: /s/ Matthew L. Ostrower
Matthew L. Ostrower,
Trustee

Dated:	February 27, 2014	By: /s/ Joel M. Pashcow
Joel M. Pashcow,
Trustee

Dated:	February 27, 2014	By: /s/ Mark K. Rosenfeld
Mark K. Rosenfeld,
Trustee

Dated:	February 27, 2014	By: /s/ Michael A. Ward
Michael A. Ward,
Trustee

Dated:	February 27, 2014	By: /s/ Gregory R. Andrews
Gregory R. Andrews,
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

RAMCO-GERSHENSON PROPERTIES TRUST

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Trustees and Shareholders
Ramco-Gershenson Properties Trust

We have audited the accompanying consolidated balance sheets of Ramco-Gershenson Properties Trust (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ramco-Gershenson Properties Trust and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 27, 2014 expressed an unqualified opinion.

/s/GRANT THORNTON LLP

Southfield, Michigan
February 27, 2014

RAMCO-GERSHENSON PROPERTIES TRUST
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31,
	2013	2012
ASSETS
Income producing properties, at cost:
Land	$284,686	$166,500
Buildings and improvements	1,340,531	952,671
Less accumulated depreciation and amortization	(253,292)	(237,462)
Income producing properties, net	1,371,925	881,709
Construction in progress and land held for development or sale	101,974	98,541
Net real estate	1,473,899	980,250
Equity investments in unconsolidated joint ventures	30,931	95,987
Cash and cash equivalents	5,795	4,233
Restricted cash	3,454	3,892
Accounts receivable, net	9,648	7,976
Other assets, net	128,521	72,953
TOTAL ASSETS	$1,652,248	$1,165,291

LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable:
Senior unsecured notes payable	$365,000	$180,000
Mortgages payable	333,049	293,156
Unsecured revolving credit facility	27,000	40,000
Junior subordinated notes	28,125	28,125
Total notes payable	753,174	541,281
Capital lease obligation	5,686	6,023
Accounts payable and accrued expenses	32,026	21,589
Other liabilities	48,593	26,187
Distributions payable	14,809	10,379
TOTAL LIABILITIES	854,288	605,459

Commitments and Contingencies

Ramco-Gershenson Properties Trust ("RPT") Shareholders' Equity:
Preferred shares, $0.01 par, 2,000 shares authorized: 7.25% Series D Cumulative Convertible Perpetual Preferred Shares, (stated at liquidation preference $50 per share), 2,000 shares issued and outstanding as of December 31, 2013 and December 31, 2012	$100,000	$100,000
Common shares of beneficial interest, $0.01 par, 120,000 shares authorized, 66,669 and 48,489 shares issued and outstanding as of December 31, 2013 and 2012, respectively	667	485
Additional paid-in capital	959,183	683,609
Accumulated distributions in excess of net income	(289,837)	(249,070)
Accumulated other comprehensive income (loss)	84	(5,241)
TOTAL SHAREHOLDERS' EQUITY ATTRIBUTABLE TO RPT	770,097	529,783
Noncontrolling interest	27,863	30,049
TOTAL SHAREHOLDERS' EQUITY	797,960	559,832
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,652,248	$1,165,291
The accompanying notes are an integral part of these consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)

	Year Ended December 31,
	2013	2012	2011
REVENUE
Minimum rent	$124,169	$87,921	$77,145
Percentage rent	209	592	244
Recovery income from tenants	40,018	30,721	28,815
Other property income	3,337	1,927	4,057
Management and other fee income	2,335	4,064	4,125
TOTAL REVENUE	170,068	125,225	114,386
EXPENSES
Real estate taxes	23,161	16,699	15,982
Recoverable operating expense	20,194	15,447	13,992
Other non-recoverable operating expense	3,006	2,802	3,454
Depreciation and amortization	56,305	38,673	33,842
General and administrative expense	22,273	19,446	19,646
TOTAL EXPENSES	124,939	93,067	86,916
INCOME BEFORE OTHER INCOME AND EXPENSES, TAX AND DISCONTINUED OPERATIONS	45,129	32,158	27,470
OTHER INCOME AND EXPENSES
Other expense, net	(965)	(66)	(257)
Gain on sale of real estate	4,279	69	231
(Loss) earnings from unconsolidated joint ventures	(4,759)	3,248	1,669
Interest expense	(29,075)	(25,895)	(27,413)
Amortization of deferred financing fees	(1,447)	(1,449)	(1,827)
Provision for impairment	(9,669)	(1,387)	(16,917)
Provision for impairment on equity investments in unconsolidated joint ventures	—	(386)	(9,611)
Deferred gain recognized upon acquisition of real estate	5,282	845	—
Loss on extinguishment of debt	(340)	—	(1,968)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAX	8,435	7,137	(28,623)
Income tax (provision) benefit	(64)	34	(795)
INCOME (LOSS) FROM CONTINUING OPERATIONS	8,371	7,171	(29,418)

DISCONTINUED OPERATIONS
Gain on sale of real estate	2,120	336	9,406
Gain on extinguishment of debt	—	307	1,218
Provision for impairment	—	(2,915)	(10,883)
Income from discontinued operations	971	2,193	1,177
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	3,091	(79)	918

NET INCOME (LOSS)	11,462	7,092	(28,500)
Net (income) loss attributable to noncontrolling partner interest	(465)	112	1,742
NET INCOME (LOSS) ATTRIBUTABLE TO RPT	10,997	7,204	(26,758)
Preferred share dividends	(7,250)	(7,250)	(5,244)
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$3,747	$(46)	$(32,002)
EARNINGS (LOSS) PER COMMON SHARE, BASIC
Continuing operations	0.01	—	(0.85)
Discontinued operations	0.05	—	0.01
	0.06	—	(0.84)
EARNINGS (LOSS) PER COMMON SHARE, DILUTED
Continuing operations	0.01	—	(0.85)
Discontinued operations	0.05	—	0.01
	0.06	—	(0.84)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	59,336	44,101	38,466
Diluted	59,728	44,101	38,466

OTHER COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$11,462	$7,092	$(28,500)
Other comprehensive income (loss):
Gain (loss) on interest rate swaps	5,520	(2,745)	(2,828)
Comprehensive income (loss)	16,982	4,347	(31,328)
Comprehensive (income) loss attributable to noncontrolling interest	(195)	153	179
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO RPT	$16,787	$4,500	$(31,149)
The accompanying notes are an integral part of these consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except share amounts)

	Shareholders' Equity of Ramco-Gershenson Properties Trust
	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total Shareholders’ Equity
Balance, December 31, 2010	$—	$379	$563,370	$(161,476)	$—	$37,093	$439,366
Issuance of common shares	—	8	8,329	—	—	—	8,337
Issuance of preferred shares	100,000	—	(3,358)	—	—	—	96,642
Conversion and redemption of OP unit holders	—	—	—	—	—	(3)	(3)
Share-based compensation and other expense	—	—	1,884	—	—	—	1,884
Dividends declared to common shareholders	—	—	—	(25,203)	—	—	(25,203)
Dividends declared to preferred shareholders	—	—	—	(5,244)	—	—	(5,244)
Distributions declared to noncontrolling interests	—	—	—	—	—	(2,077)	(2,077)
Dividends paid on restricted shares	—	—	—	(207)	—	—	(207)
Purchase of partner's interest in consolidated variable interest entity	—	—	—	—	—	(993)	(993)
Other comprehensive loss adjustment	—	—	—	—	(2,649)	(179)	(2,828)
Net loss	—	—	—	(26,758)	—	(1,742)	(28,500)
Balance, December 31, 2011	100,000	387	570,225	(218,888)	(2,649)	32,099	481,174
Issuance of common shares	—	98	111,370	—	—	—	111,468
Conversion and redemption of OP unit holders	—	—	—	—	—	(3)	(3)
Share-based compensation and other expense	—	—	2,014	—	—	—	2,014
Dividends declared to common shareholders	—	—	—	(29,863)	—	—	(29,863)
Dividends declared to preferred shareholders	—	—	—	(7,250)	—	—	(7,250)
Distributions declared to noncontrolling interests	—	—	—	—	—	(1,782)	(1,782)
Dividends declared to deferred shares	—	—	—	(273)	—	—	(273)
Other comprehensive loss adjustment	—	—	—	—	(2,592)	(153)	(2,745)
Net income (loss)	—	—	—	7,204	—	(112)	7,092
Balance, December 31, 2012	100,000	485	683,609	(249,070)	(5,241)	30,049	559,832
Issuance of common shares	—	181	273,568	—	—	—	273,749
Conversion and redemption of OP unit holders	—	—	—	—	—	(1,243)	(1,243)
Share-based compensation and other expense	—	1	2,006	—	—	—	2,007
Dividends declared to common shareholders	—	—	—	(44,172)	—	—	(44,172)
Dividends declared to preferred shareholders	—	—	—	(7,250)	—	—	(7,250)
Distributions declared to noncontrolling interests	—	—	—	—	—	(1,603)	(1,603)
Dividends declared to deferred shares	—	—	—	(342)	—	—	(342)
Other comprehensive income adjustment	—	—	—	—	5,325	195	5,520
Net income	—	—	—	10,997	—	465	11,462
Balance, December 31, 2013	$100,000	$667	$959,183	$(289,837)	$84	$27,863	$797,960
The accompanying notes are an integral part of these consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2013	2012	2011
OPERATING ACTIVITIES
Net income (loss)	$11,462	$7,092	$(28,500)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization, including discontinued operations	56,841	39,822	37,026
Amortization of deferred financing fees, including discontinued operations	1,447	1,454	1,879
Income tax provision (benefit)	64	(34)	795
Loss (earnings) from unconsolidated joint ventures	4,759	(3,248)	(1,669)
Distributions received from operations of unconsolidated joint ventures	3,232	3,793	4,413
Provision for impairment, including discontinued operations	9,669	4,302	27,800
Provision for impairment on equity investments in unconsolidated joint ventures	—	386	9,611
Loss (gain) on extinguishment of debt, including discontinued operations	—	(307)	750
Deferred gain recognized upon acquisition of real estate	(5,282)	(845)	—
Gain on sale of real estate, including discontinued operations	(6,399)	(405)	(9,638)
Amortization of premium on mortgages and notes payable, net	(541)	(30)	(35)
Share-based compensation expense	2,151	2,120	1,849
Long-term incentive cash compensation expense	1,498	445	—
Changes in assets and liabilities:
Accounts receivable, net	(1,672)	1,128	(252)
Other assets, net	(689)	6,349	4,577
Accounts payable, accrued expenses and other liabilities	9,043	172	(3,903)
Net cash provided by operating activities	85,583	62,194	44,703
INVESTING ACTIVITIES
Acquisitions of real estate, net of assumed debt	$(342,189)	$(149,960)	$(77,260)
Development and capital improvements	(44,625)	(38,431)	(24,430)
Net proceeds from sales of real estate	33,916	10,292	28,803
Distributions from sale of joint venture property	1,687	3,587	3,756
Decrease (increase) in restricted cash	438	2,171	(337)
Investment in unconsolidated joint ventures	(4,979)	(3,869)	(9,279)
Note repayment from third party	—	3,000	—
Purchase of partner's equity in consolidated joint ventures	—	—	(1,000)
Net cash used in investing activities	(355,752)	(173,210)	(79,747)
FINANCING ACTIVITIES
Proceeds on mortgages and notes payable	$185,000	$45,000	$135,586
Repayment of mortgages and notes payable	(121,817)	(24,200)	(79,840)
Net proceeds (repayments) on revolving credit facility	(13,000)	10,500	(90,250)
Payment of debt extinguishment costs	(340)	—	—
Payment of deferred financing costs	(1,889)	(1,959)	(2,839)
Proceeds from issuance of common shares	274,295	111,468	8,819
Proceeds from issuance of preferred shares	—	—	96,642
Repayment of capitalized lease obligation	(337)	(318)	(300)
Conversion of operating partnership units for cash	(1,243)	—	—
Dividends paid to preferred shareholders	(7,250)	(7,250)	(3,432)
Dividends paid to common shareholders	(40,108)	(28,333)	(25,203)
Distributions paid to operating partnership unit holders	(1,580)	(1,814)	(2,159)
Net cash provided by financing activities	271,731	103,094	37,024
Net change in cash and cash equivalents	1,562	(7,922)	1,980
Cash and cash equivalents at beginning of period	4,233	12,155	10,175
Cash and cash equivalents at end of period	$5,795	$4,233	$12,155
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY
Assumption of debt related to acquisitions	$158,767	$—	$—
Conveyance of ownership interest to lender, release from mortgage obligation	—	8,501	9,107
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest (net of capitalized interest of $1,161, $996 and $325 in 2013, 2012 and 2011, respectively)	$30,631	$25,686	$28,747
Cash paid for federal income taxes	—	16	63
The accompanying notes are an integral part of these consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012 and 2011
1. Organization and Summary of Significant Accounting Policies

Ramco-Gershenson Properties Trust, together with our subsidiaries (the “Company”), is a real estate investment trust (“REIT”) engaged in the business of owning, developing, redeveloping, acquiring, managing and leasing community shopping centers in strategic metropolitan markets throughout the Eastern, Midwestern and Central United States.  Our property portfolio consists of 66 wholly owned shopping centers and one office building comprising approximately 13.1 million square feet.  In addition, we are co-investor in and manager of two institutional joint ventures that own portfolios of shopping centers.  We own 20% of Ramco 450 Venture LLC, an entity that owns eight shopping centers comprising approximately 1.7 million square feet and 30% of Ramco/Lion Venture L.P., an entity that owns three shopping centers comprising approximately 0.8 million square feet. We also have ownership interests in three smaller joint ventures that each own a shopping center.  Our joint ventures are reported using equity method accounting.  We earn fees from the joint ventures for managing, leasing, and redeveloping the shopping centers they own.  We also own interests in three parcels of land held for development and five parcels of land adjacent to certain of our existing developed properties located in Florida, Georgia, Michigan, Tennessee, and Virginia.

We made an election to qualify as a REIT for federal income tax purposes.  Accordingly, we generally will not be subject to federal income tax, provided that we annually distribute at least 90% of our taxable income to our shareholders and meet other conditions.

Principles of Consolidation and Estimates

The consolidated financial statements include the accounts of us and our majority owned subsidiary, the Operating Partnership, Ramco-Gershenson Properties, L.P. (96.8%, 95.4% and 93.7% owned by us at December 31, 2013, 2012 and 2011, respectively), and all wholly-owned subsidiaries, including entities in which we have a controlling interest or have been determined to be the primary beneficiary of a variable interest entity (“VIE”).  The presentation of consolidated financial statements does not itself imply that assets of any consolidated entity (including any special-purpose entity formed for a particular project) are available to pay the liabilities of any other consolidated entity, or that the liabilities of any other consolidated entity (including any special-purpose entity formed for a particular project) are obligations of any other consolidated entity.  Investments in real estate joint ventures over which we have the ability to exercise significant influence, but for which we do not have financial or operating control, are accounted for using the equity method of accounting.  Accordingly, our share of the earnings (loss) of these joint ventures is included in consolidated net income (loss).  All intercompany transactions and balances are eliminated in consolidation.

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

Reclassifications

Certain reclassifications of prior period amounts have been made in the financial statements in order to conform to the 2013 presentation, principally to reflect the sale of certain operating properties and the classification of those properties as "discontinued operations."
Revenue Recognition and Accounts Receivable

Our shopping center space is generally leased to retail tenants under leases that are classified as operating leases. We recognize minimum rents using the straight-line method over the terms of the leases commencing when the tenant takes possession of the space or when construction of landlord funded improvements is substantially complete. Certain of the leases also provide for contingent percentage rental income which is recorded on an accrual basis once the specified target that triggers this type of income is achieved. The leases also provide for reimbursement from tenants for common area maintenance (“CAM”), insurance, real estate taxes and other operating expenses ("Recovery Income"). The majority of our Recovery Income is estimated and recognized as revenue in the period the recoverable costs are incurred or accrued.  Revenues from management, leasing, and other fees are recognized in the period in which the services have been provided and the earnings process is complete. Lease termination income is recognized when a lease termination agreement is executed by the parties and the tenant vacates the space.  When a lease is terminated early but the tenant continues to control the space under a modified lease agreement, the lease termination fee is generally recognized evenly over the remaining term of the modified lease agreement.

Current accounts receivable from tenants primarily relate to contractual minimum rent, percentage rent and Recovery Income.

We provide for bad debt expense based upon the allowance method of accounting. We continuously monitor the collectability of our accounts receivable from specific tenants, analyze historical bad debts, customer creditworthiness, current economic trends and changes in tenant payment terms when evaluating the adequacy of the allowance for bad debts.  Allowances are taken for those balances that we have reason to believe will be uncollectible.  When tenants are in bankruptcy, we make estimates of the expected recovery of pre-petition and post-petition claims.  The period to resolve these claims can exceed one year.  Management believes the allowance for doubtful accounts is adequate to absorb currently estimated bad debts.  However, if we experience bad debts in excess of the allowance we have established, our operating income would be reduced.  At December 31, 2013 and 2012, our accounts receivable were $9.6 million and $8.0 million, respectively, net of allowances for doubtful accounts of $2.4 million and $2.6 million, respectively.

In addition, many of our leases contain non-contingent rent escalations for which we recognize income on a straight-line basis over the non-cancelable lease term.  This method results in rental income in the early years of a lease being higher than actual cash received, creating a straight-line rent receivable asset which is included in the “Other assets, net” line item in our consolidated balance sheets.  We review our unbilled straight-line rent receivable balance to determine the future collectability of revenue that will not be billed to or collected from tenants due to early lease terminations, lease modifications, bankruptcies and other factors.  Our evaluation is based on our assessment of tenant credit risk changes indicating that expected future straight-line rent may not be realized.  Depending on circumstances, we may provide a reserve against the previously recognized straight-line rent receivable asset for a portion, up to its full value, that we estimate may not be received.  The balance of straight-line rent receivable at December 31, 2013 and 2012, net of allowances was $15.1 million and $14.8 million, respectively.  To the extent any of the tenants under these leases become unable to pay their contractual cash rents, we may be required to write down the straight-line rent receivable from those tenants, which would reduce our operating income.

Real Estate

Real estate assets that we own directly are stated at cost less accumulated depreciation.  Depreciation is computed using the straight-line method.  The estimated useful lives for computing depreciation are generally 10 – 40 years for buildings and and improvements and 5 – 30 years for parking lot surfacing and equipment.  We capitalize all capital improvement expenditures associated with replacements and improvements to real property that extend its useful life and depreciate them over their estimated useful lives ranging from 15 – 25 years.  In addition, we capitalize qualifying tenant leasehold improvements and depreciate them over the useful life of the improvements or the term of the related tenant lease.  We also capitalize direct internal and external costs of procuring leases and amortize them over the base term of the lease.  If a tenant vacates before the expiration of its lease, we charge unamortized leasing costs and undepreciated tenant leasehold improvements of no future value to expense.  We charge maintenance and repair costs that do not extend an asset’s life to expense as incurred.

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

We allocate the costs of acquisitions to assets acquired and liabilities assumed based on estimated fair values, replacement costs and appraised values.  The purchase price of the acquired property is allocated to land, building, improvements and identifiable intangibles such as in-place leases, above/below market leases, out-of-market assumed mortgages, and gain on purchase, if any.  The value allocated to above/below market leases is amortized over the related lease term and included in rental income in our consolidated statements of operations. Should a tenant terminate its lease prior to its stated expiration, all unamortized amounts relating to that lease would be written off.

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
Accounting for the Impairment of Long-Lived Assets
We review our investment in real estate, including any related intangible assets, for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of the property may not be recoverable.  These changes in circumstances include, but are not limited to, changes in occupancy, rental rates, tenant sales, net operating income, geographic location, real estate values and expected holding period.  The viability of all projects under construction or development, including those owned by unconsolidated joint ventures, are regularly evaluated under applicable accounting requirements, including requirements relating to abandonment of assets or changes in use.  To the extent a project, or individual components of the project, are no longer considered to have value, the related capitalized costs are charged against operations.

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

In 2013, we recorded impairment provisions totaling $9.7 million and consisted of:

•	$0.3 million related to changes to estimated sales price assumptions for certain parcels of land held for development; and

•	$9.4 million of impairment provisions related to income producing properties that we have identified to be marketed for sale and the estimated sales price being lower than the net book value.
Investments in Real Estate Joint Ventures

We have five equity investments in unconsolidated joint venture entities in which we own 30% or less of the total ownership interest.  Because we can influence but not make significant decisions without our partners' approval, these investments are accounted for under the equity method of accounting. We provide leasing, development, asset and property management services to these joint ventures for which we are paid fees.  Refer to Note 7 of the notes to the consolidated financial statements for further information.

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

There were no impairment provisions on our equity investments in joint ventures recorded in 2013.

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

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.  Cash balances in individual banks may exceed the federally insured limit by the Federal Deposit Insurance Corporation (the “FDIC”).  As of December 31, 2013, we had $7.5 million in excess of the FDIC insured limit.

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

Certain of our operations, including property and asset management, as well as ownership of certain land parcels, are conducted through taxable REIT subsidiaries, (“TRSs”) which are subject to federal and state income taxes.  During the years ended December 31, 2013, 2012, and 2011, we sold various properties and land parcels at a gain, resulting in both a federal and state tax liability.  See Note 17 of the notes to the consolidated financial statements for further information.

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

Noncontrolling Interest in Subsidiaries

We have certain noncontrolling interest in subsidiaries that are exchangeable for our common shares on a 1:1 basis or cash, at our election.   Noncontrolling interest is classified as a separate component of equity outside of the permanent equity section of our consolidated balance sheets.  Consolidated net income and comprehensive income includes the noncontrolling interest’s share.  The calculation of earnings per share is based on income available to common shareholders.

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
2.  Recent Accounting Pronouncements

In July 2013, the FASB updated ASC 740 "Income Taxes" with ASU 2013-11 "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carry forward Exists." The objective of this update is to reduce the diversity in practice related to the presentation of certain unrecognized tax benefits. The amendments in this update require an entity to present an unrecognized tax benefit in the financial statements as a reduction to a deferred tax asset for those instances described above, except in certain situations described in the update. For public entities, ASU 2013-11 is effective for fiscal years beginning after December 15, 2013 and interim periods within those years. The guidance should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Early adoption and retrospective application are permitted. The adoption of this guidance will not have an impact on our consolidated financial statements.

In July 2013, the FASB updated ASC 815 "Derivatives and Hedging" with ASU 2013-10 "Inclusion of the Fed Funds Effective Swap Rate (of Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes." ASU 2013-10 permits the Overnight Index Swap ("OIS") Rate, also referred to as the Fed Funds effective Swap Rate, to be used as a U.S. benchmark for hedge accounting purposes, in addition to London Interbank Offered Rate ("LIBOR") and the interest rate on direct U.S. Treasury obligations. The guidance also removes the restriction on using different benchmarks for similar hedges. ASU 2013-10 is effective prospectively for qualifying new or re-designated hedges entered into on or after July 17, 2013. The adoption of this guidance did not have an impact on our consolidated financial statements.

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

In July 2012 the FASB updated ASC 350 “Intangibles – Goodwill and Other – Testing Indefinite-Lived Intangible Assets for Impairment” with ASU 2012-02.   This update amends the procedures for testing the impairment of indefinite-lived intangible assets by permitting an entity to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible assets are impaired. An entity’s assessment of the totality of events and circumstances and their impact on the entity’s indefinite-lived intangible assets will then be used as a basis for determining whether it is necessary to perform the quantitative impairment test as described in ASC 350-30.  ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of this guidance did not have an impact on our consolidated financial statements.

In December 2011, the FASB updated ASC 220 “Comprehensive Income” with ASU 2011-12 “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05.”  This update requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements.  ASU 2011-12 defers only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income.  The provisions of ASU 2011-12 are effective for public companies in fiscal years beginning after December 15, 2011. The disclosures in this standard did not have an impact on our results of operations or financial position, other than the presentation of comprehensive income.

In December 2011, the FASB updated ASC 210 “Balance Sheet” with ASU 2011-11 “Disclosures about Offsetting Assets and Liabilities.”  Under this update companies are required to provide new disclosures about offsetting and related arrangements for financial instruments and derivatives.  The provisions of ASU 2011-11 are effective for annual reporting periods beginning on or after January 1, 2013, and are required to be applied retrospectively.  The adoption of this guidance did not have an impact on our consolidated financial statements.

In September 2011, the FASB updated ASC 350 “Intangibles – Goodwill and Other” with ASU 2011-08 “Testing Goodwill for Impairment.”  Under this update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary.  This standard is effective for fiscal years beginning after December 15, 2011.  The adoption of this guidance did not have an impact on our consolidated financial statements.

In June 2011, the FASB updated ASC 220 “Comprehensive Income” with ASU 2011-05 “Presentation of Comprehensive Income,” which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive  statements.  This standard is to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. In December 2011, the FASB deferred portions of this update in its issuance of ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income.”  ASU 2011-12 supersedes certain pending paragraphs in Update 2011-05.  The amendments are being made to allow the FASB time to re-deliberate whether or not to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented.  The new disclosures in this standard did not have an impact on our results of operations or financial position, other than the presentation of comprehensive income.

In May 2011, the FASB updated ASC 820 “Fair Value Measurements and Disclosures” with ASU 2011-04 “Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRS.”  The amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.  This standard is to be applied prospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The adoption of this guidance did not have an impact on our consolidated financial statements.

3. Real Estate

Included in our net real estate are income producing shopping center properties that are recorded at cost less accumulated depreciation and amortization.

Land held for development or available for sale includes real estate projects where vertical construction has yet to commence, but which have been identified by us and are available for future development when market conditions dictate the demand for a new shopping center.  Land available for sale was $19.9 million and $20.2 million at December 31, 2013 and 2012, respectively.

At December 31, 2013, we had three projects under pre-development.  Our land held for development consisted of:

	Carrying Value As of December 31,
	2013	2012
Development Project/Location	(In thousands)

Hartland Towne Square - Hartland Twp., MI	$25,193	$25,210
Lakeland Park Center - Lakeland, FL (1)	11,774	21,909
Parkway Shops - Phase II - Jacksonville, FL	11,673	14,193
Total	$48,640	$61,312

(1)
During 2013, we began construction on Phase I of Lakeland Park Center, located adjacent to our existing Shoppes of Lakeland shopping center. Land costs related to Phase I of the project were transferred to construction in progress. The costs shown in the table relate to land held for Phase II.

Construction in progress represents existing development and redevelopment projects. When projects are substantially complete and ready for their intended use, balances are transferred to land, buildings or improvements as appropriate.  Construction in progress was $33.5 million and $17.0 million at December 31, 2013 and December 31, 2012, respectively.  The increase was primarily due to the commencement of Phase I of Lakeland Park Center and ongoing redevelopment projects at existing centers. This increase was partially offset by the completion of Phase I of our Parkway shops development. The net cost of Phase I of Parkway was approximately $17.5 million.

4. Property Acquisitions and Dispositions
Acquisitions

The following table provides a summary of our acquisitions during 2013, 2012 and 2011:

				Gross
Property Name	Location	GLA	Date Acquired	Purchase Price	Debt
		(In thousands)		(In thousands)
2013
Deerfield Towne Center	Mason (Cincinnati), OH	461	12/19/2013	$96,500	$—
Deer Creek Shopping Center	Maplewood (St. Louis), MO	208	11/15/2013	23,878	—
Deer Grove Centre	Palatine (Chicago), IL	236	8/26/2013	20,000	—
Mount Prospect Plaza	Mt. Prospect (Chicago), IL	301	6/20/2013	36,100	—
The Shoppes at Nagawaukee	Delafield, WI	106	4/18/2013	22,650	9,253
Clarion Partners Portfolio - 12 Income Producing Properties	FL & MI	2,246	3/25/2013	367,415	149,514
Total consolidated income producing acquisitions - 2013		3,558		$566,543	$158,767

2012
Spring Meadows Place II	Holland, OH	50	12/19/2012	$2,367	$—
The Shoppes at Fox River - Phase II	Waukesha (Milwaukee), WI	47	12/13/2012	10,394	—
Southfield Expansion	Southfield, MI	19	9/18/2012	868	—
The Shoppes of Lakeland	Lakeland, FL	184	9/6/2012	28,000	—
Central Plaza	Ballwin (St. Louis), MO	166	6/7/2012	21,600	—
Harvest Junction North	Longmont (Boulder), CO	159	6/1/2012	38,181	—
Harvest Junction South	Longmont (Boulder), CO	177	6/1/2012	33,550	—
Nagawaukee Shopping Center	Delafield (Milwaukee), WI	114	6/1/2012	15,000	—
Total consolidated income producing acquisitions - 2012		916		$149,960	$—

2011
Town & Country Crossing	Town and Country (St. Louis), MO	142	11/30/2011	$37,850	$—
Heritage Place	Creve Coeur (St. Louis), MO	269	5/19/2011	39,410	—
Total consolidated income producing acquisitions - 2011		411		$77,260	$—

(1)	Purchase price includes vacant land adjacent to the shopping center available for future development.

For the years ended December 31, 2013, 2012 and 2011, we recorded in general and administrative expenses approximately $1.3 million, $0.2 million, and $0.1 million, respectively, in costs associated with our acquisitions.

The total aggregate fair value of the acquisitions was allocated and is reflected in the following table in accordance with accounting guidance for business combinations.  At the time of acquisition, these assets and liabilities were considered Level 2 fair value measurements:

	December 31,
	2013	2012	2011
	(In thousands)
Land	$122,963	$38,756	$22,294
Buildings and improvements	406,743	100,216	48,971
Above market leases	6,977	1,874	996
Lease origination costs	50,577	2,522	7,733
Other assets	10,196	16,566	2,099
Below market leases	(27,216)	(9,974)	(4,833)
Premium for above market interest rates on assumed debt	(3,697)	—	—
Total purchase price allocated	$566,543	$149,960	$77,260

Total revenue and net income for the 2013 acquisitions included in our consolidated statement of operations for the year ended ended December 31, 2013 were $36.5 million and $8.7 million, respectively.

Unaudited Proforma Information

If the 2013 Acquisitions had occurred on January 1, 2012, our consolidated revenues and net income for the years ended December 31, 2013 and 2012 would have been as follows:

	December 31,
	2013	2012

Consolidated revenue	$181,022	$168,390
Consolidated net income available to common shareholders	$4,938	$2,599

Dispositions

The following table provides a summary of our disposition activity during 2013, 2012, and 2011. All of the properties disposed of were unencumbered:

					Gross
Property Name	Location	GLA	Acreage	Date Sold	Sales Price	Gain (loss) on Sale
		(In thousands)			(In thousands)
2013
Beacon Square	Grand Haven, MI	51	N/A	12/6/2013	$8,600	$(74)
Edgewood Towne Center	Lansing, MI	86	N/A	9/27/2013	5,480	657
Mays Crossing	Stockbridge, GA	137	N/A	4/9/2013	8,400	1,537
Total consolidated income producing dispositions		274			$22,480	$2,120

Hunter's Square - Land Parcel	Farmington Hills, MI	N/A	0.1	12/11/2013	$104	$72
Parkway Phase I - Moe's Southwest Grill Outparcel	Jacksonville, FL	N/A	1.0	11/21/2013	1,000	306
Jacksonville North Industrial - The Learning Experience Outparcel	Jacksonville, FL	N/A	1.0	9/26/2013	510	(13)
Parkway Phase I - Mellow Mushroom Outparcel	Jacksonville, FL	N/A	1.2	5/22/2013	1,200	332
Roseville Towne Center - Wal-Mart parcel	Roseville, MI	N/A	11.6	2/15/2013	7,500	3,030
Parkway Phase I - BJ's Restaurant Outparcel	Jacksonville, FL	N/A	2.9	1/24/2013	2,600	552
Total consolidated land / outparcel dispositions			17.8		$12,914	$4,279
Total 2013 consolidated dispositions		274	17.8		$35,394	$6,399

2012
Southbay SC and Pelican Plaza	Osprey and Sarasota, FL	190	N/A	5/15/2012	$5,600	$72
Eastridge Commons	Flint, MI	170	N/A	2/27/2012	1,750	137
OfficeMax Center	Toledo, OH	22	N/A	3/27/2012	1,725	127
Total consolidated income producing dispositions		382			$9,075	$336
Outparcel	Roswell, GA	N/A	2.26	2/14/2012	$2,030	$69
Total consolidated land / outparcel dispositions			2.26		$2,030	$69
Total 2012 consolidated dispositions		382	2.26		$11,105	$405

2011
Taylors Square	Greenville, SC	34	N/A	12/20/2011	$4,300	$1,020
Sunshine Plaza	Tamarac, FL	237	N/A	7/11/2011	15,000	(32)
Lantana Shopping Center	Lantana, FL	123	N/A	4/29/2011	16,942	6,209
Total consolidated income producing dispositions		394			$36,242	$7,197
Southbay Shopping Center - outparcel	Osprey, FL	N/A	1.31	6/29/2011	$2,625	$2,240
River City Shopping Center - outparcel	Jacksonville, FL	N/A	0.95	3/2/2011	678	74
River City Shopping Center - outparcel	Jacksonville, FL	N/A	1.02	1/21/2011	663	127
Total consolidated land / outparcel dispositions			3.28		$3,966	$2,441
Total 2011 consolidated dispositions		394	3.28		$40,208	$9,638

5. Discontinued Operations

We will classify properties as held for sale when executed purchase and sales agreement contingencies have been satisfied thereby signifying that the sale is guaranteed and legally binding. Refer to Note 1 under real estate for additional information regarding the sale of properties. As of December 31, 2013, we did not have any properties held for sale.

The following table provides a summary of selected operating results for those properties sold during the years ended December 31, 2013, 2012 and 2011:

	December 31,
	2013	2012	2011
	(In thousands)
Total revenue	$2,175	$5,502	$10,617
Expenses:
Recoverable operating expenses and real estate taxes	570	1,367	3,957
Other non-recoverable property operating expenses	2	299	557
Depreciation and amortization	537	1,149	3,184
Interest expense	—	249	1,742
Operating income of properties sold	1,066	2,438	1,177
Other expense	(95)	(245)	—
Gain on sale of properties	2,120	336	9,406
Provision for impairment	—	(2,915)	(10,883)
Gain on extinguishment of debt	—	307	1,218
Income (loss) from discontinued operations	$3,091	$(79)	$918

6. Impairment Provisions

We established provisions for impairment during the years ended December 31 for the following consolidated assets and unconsolidated joint venture investments:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Land held for development or available for sale (1)	$327	$1,387	$11,468
Income producing properties marketed for sale (2)	9,342	2,915	16,332
Investments in unconsolidated joint ventures	—	386	9,611
Total	$9,669	$4,688	$37,411

(1)
In 2013, changes to estimated sales price assumptions triggered an impairment provision of $0.3 million.  Refer to Note 1 under Accounting for the Impairment of Long-Lived Assets for a discussion of inputs used in determining the fair value of long-lived assets.

(2)
In 2013, our decision to market for potential sale certain wholly-owned income producing properties resulted in an impairment provision of $9.4 million.    Refer to Note 1 under Accounting for the Impairment of Long-Lived Assets for a discussion of inputs used in determining the fair value of long-lived assets.

Our impairment provisions for our land available for sale and our income producing properties marketed for potential sale were based upon the difference between the present value of estimated sales prices of the available for sale parcels or properties and our allocated or net book basis of those parcels and properties.  Future sales prices were estimated based upon comparable market transactions for similar land parcels or properties, market rates of return, and other market data relevant to estimating value for each land parcel or property.  Our estimated fair value in these investments are classified as Level 3 of the fair value hierarchy under GAAP. Refer to Note 11 of the notes to the consolidated financial statements for a discussion of fair value measurements.

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

Combined financial information of our unconsolidated entities is summarized as follows:

	December 31,
Balance Sheets	2013	2012	2011
	(In thousands)
ASSETS
Investment in real estate, net	$410,218	$796,584	$866,184
Other assets	27,462	56,631	61,377
Total Assets	$437,680	$853,215	$927,561
LIABILITIES AND OWNERS' EQUITY
Mortgage notes payable	$178,708	$360,302	$396,792
Other liabilities	7,885	13,866	16,547
Owners' equity	251,087	479,047	514,222
Total Liabilities and Owners' Equity	$437,680	$853,215	$927,561
RPT's equity investments in unconsolidated joint ventures	$30,931	$95,987	$97,020

	December 31,
Statements of Operations	2013	2012	2011
	(In thousands)
Total Revenue	$42,778	$44,348	$46,567
Total Expenses	29,599	29,036	45,019
Income before other income and expenses and discontinued operations	13,179	15,312	1,548
Gain on sale of land	—	169	—
Interest expense	(9,200)	(11,725)	(14,076)
Amortization of deferred financing fees	(269)	(304)	(378)
Provision for impairment of long-lived assets	—	(7,622)	(125)
Gain on extinguishment of debt	—	275	—
Income (loss) from continuing operations	3,710	(3,895)	(13,031)
Discontinued operations
Provision for impairment of long-lived assets	—	—	(5,482)
Gain on extinguishment of debt	—	736	—
Gain on sale of land	—	624	—
(Loss) gain on sale of real estate (1)	(21,512)	(61)	6,796
Income (loss) from discontinued operations	$1,015	$4,055	$4,517
(Loss) income from discontinued operations	$(20,497)	$5,354	$5,831
Net Income (Loss)	$(16,787)	$1,459	$(7,200)
RPT's share of (loss) earnings from unconsolidated joint ventures (2)	$(4,759)	$3,646	$1,669

(1)
In March, 2013 Ramco/Lion Venture LP sold 12 shopping centers to us. The aggregate purchase price for 100% of the shopping centers was $367.4 million resulting in a loss on the sale of $21.5 million to the joint venture.  The properties are located in Florida and Michigan.  Three properties remain in this joint venture.

(2)
For the year ended December 31, 2012, our pro-rata share excludes $0.4 million in costs associated with the liquidation of two joint ventures concurrent with the extinguishment of their debt.  The costs are reflected in earnings (loss) from unconsolidated joint ventures on our consolidated statement of operations.

As of December 31, we had investments in the following unconsolidated entities:

	Ownership as of December 31,	Total Assets as of December 31,	Total Assets as of December 31,
Unconsolidated Entities	2013	2013	2012
		(In thousands)
Ramco/Lion Venture LP	30%	$91,053	$495,585
Ramco 450 Venture LLC	20%	293,410	303,107
Other Joint Ventures	(1)	53,217	54,523
		$437,680	$853,215

(1)	Other JV's include joint ventures in which we own 7%-20% of the sole property in the joint venture.
Acquisitions

There were no acquisitions of shopping centers in 2013 and 2012 by any of our unconsolidated joint ventures.

Dispositions

The following table provides a summary of our unconsolidated joint venture property disposition activity during 2013, 2012 and 2011:

						Gross
Property Name	Location	GLA	Acreage	Date Sold	Ownership %	Sales Price (at 100%)	Debt Repaid	(Loss) gain on Sale (at 100%)
						(In thousands)
2013
Clarion Partners Portfolio	FL & MI	2,246	N/A	3/25/2013	20%	$367,415	$149,514	$(21,512)
Total 2013 unconsolidated joint venture's dispositions		2,246				$367,415	$149,514	$(21,512)

2012
CVS Outparcel	Cartersville, GA	N/A	1.21	10/22/2012	20%	$2,616	$—	$77
Wendy's Outparcel	Plantation, FL	N/A	1.00	9/28/2012	30%	1,063	—	627
Southfield Expansion	Southfield, MI	19	N/A	9/18/2012	50%	396	—	(138)
Shoppes of Lakeland	Lakeland, FL	184	N/A	9/6/2012	7%	28,000	—	166
Autozone Outparcel	Cartersville, GA	N/A	0.85	9/10/2012	20%	939	—	89
Collins Pointe Shopping Center	Cartersville, GA	81	N/A	6/1/2012	20%	4,650	—	(89)
Total 2012 unconsolidated joint venture's dispositions		284	3.06			$37,664	$—	$732

2011
Shenandoah Square	Davie, FL	124	N/A	8/24/2011	40%	$21,950	$11,519	$6,796
Total 2011 unconsolidated joint venture's dispositions		124	—			$21,950	$11,519	$6,796

Debt

Our unconsolidated entities had the following debt outstanding at December 31, 2013:

Entity Name	Balance Outstanding
(In thousands)
Ramco 450 Venture LLC (1)	$140,883
Ramco/Lion Venture LP (2)	30,506
Ramco 191 LLC (3)	7,525
178,914
Unamortized discount	(206)
Total mortgage debt	$178,708

(1)	Maturities range from December 2015 to September 2023 with interest rates ranging from 1.9% to 5.8%.

(2)	Balance relates to Millennium Park's mortgage loan which has a maturity date of October 2015 with a 5% interest rate.

(3)
Balance relates to Paulding Pavilion's mortgage loan which has a maturity date of January 2014.  The interest rate is variable based on LIBOR plus 3.50%. The joint venture, in which we own a 7% interest, is in discussion with the lender to transfer the property ownership to the lender in consideration for repayment of the loan.

During 2013, the Ramco 450 Venture LLC, in which our ownership interest is 20%, refinanced the mortgage on:

•	The Chester Springs shopping center with a new 3-year loan in the amount of $22.0 million with a variable interest based on LIBOR plus 1.7%;

•	The Plaza at Delray with a new 10-year loan in the amount of $46.0 million with an interest rate fixed at 4.4%;

•
Market Plaza. The new 5-year loan required the joint venture to pay down the outstanding principal balance from $24.5 million to $16.0 million. Our share of the pay down was $1.7 million. The interest rate is fixed at 2.9%; and

•	Repaid the mortgage on Olentangy Plaza in the amount of $21.6 million of which our share was $4.3 million.

Joint Venture Management and Other Fee Income

We are engaged by certain of our joint ventures to provide asset management, property management, leasing and investing services for such venture’s respective properties.  We receive fees for our services, including property management fees calculated as a percentage of gross revenues received and recognize these fees as the services are rendered.
The following table provides information for our fees earned which are reported in our consolidated statements of operations:

	December 31,
	2013	2012	2011
	(In thousands)
Management fees	$1,875	$2,564	$2,633
Leasing fees	390	1,026	918
Acquisition/disposition fees	—	16	66
Construction fees	61	318	364
Total	$2,326	$3,924	$3,981

8. Other Assets, Net

Other assets consisted of the following:

	December 31,
	2013	2012
	(In thousands)
Deferred leasing costs, net	$26,617	$18,067
Deferred financing costs, net	6,513	6,073
Lease intangible assets, net	69,635	25,611
Straight-line rent receivable, net	15,115	14,799
Cash flow hedge marked-to-market asset	2,244	—
Prepaid and other deferred expenses, net	4,629	4,636
Other, net	3,768	3,767
Other assets, net	$128,521	$72,953

Gross intangible assets of $89.1 million, attributable to lease origination costs and above market leases, have a remaining weighted-average amortization period of 4.7 years as of December 31, 2013.  These assets are being amortized over the lives of the applicable leases to amortization expense and as a reduction to minimum rent revenue, respectively, over the initial terms of the respective leases.  Amortization of the above market lease asset resulted in a reduction of revenue of approximately $2.1 million, $0.8 million, and $0.6 million for the years ended December 31, 2013, 2012, and 2011, respectively.

The following table represents estimated aggregate amortization expense related to other assets as of December 31, 2013:

Year Ending December 31,
(In thousands)
2014	$23,355
2015	18,772
2016	14,207
2017	9,085
2018	7,318
Thereafter	29,000
Total (1)	$101,737

(1) Excludes straight-line rent receivable, prepaid and other deferred expenses, cash flow hedge, goodwill, and deferred leasing costs for assets not yet placed into service of $15.1 million, $4.6 million, $2.3 million, $2.1 million, and $2.7 million, respectively.

9. Debt

The following table summarizes our mortgages and notes payable and capital lease obligation as of December 31, 2013 and 2012:

	December 31,
	2013	2012
	(In thousands)
Senior unsecured notes	$110,000	$—
Unsecured term loan facilities	255,000	180,000
Fixed rate mortgages	329,875	293,139
Unsecured revolving credit facility	27,000	40,000
Junior subordinated notes	28,125	28,125
	750,000	541,264
Unamortized premium	3,174	17
	$753,174	$541,281
Capital lease obligation (1)	$5,686	$6,023

(1)
99 year ground lease expires 9/30/2103.  However, an anchor tenant’s exercise of its option to purchase its parcel in October 2014 would require us to purchase the real estate that is subject to the ground lease.

Mortgages and unsecured notes payable

We completed the following debt transactions during 2013:

•
In conjunction with our acquisitions, we assumed eight mortgages totaling $158.8 million.  In addition to the contractual debt assumed, a premium of approximately $3.7 million was recorded based upon the fair value of the loans on the date they were assumed.  This additional mortgage premium is being amortized over the remaining life of the loans and is decreasing the monthly interest expense recorded on the loans. Of the eight mortgages assumed, three mortgages totaling $100.5 million were repaid during the second quarter of 2013;

•
In June 2013, we closed on a $110.0 million private placement of senior unsecured notes. The notes were issued in three tranches maturing in 2021, 2023 and 2025. The weighted average interest rate on the notes is 4.0%;

•
In May 2013, we entered into a $50.0 million, seven year unsecured term loan that includes an accordion feature providing the opportunity to borrow up to an additional $25.0 million under the same loan agreement. In conjunction with the closing of the loan, we entered into a seven year swap agreement with an interest rate at December 31, 2013 of 3.2%; and

•
In December 2013, we exercised the accordion feature associated with the $50.0 million loan, increasing the loan to $75.0 million. In conjunction with the closing, we entered into two additional swap agreements totaling $25.0 million, with an interest rate at December 31, 2013 of 3.9%.

The gross proceeds from these debt financings repaid maturing mortgage debt. Specifically, we repaid:

•	Mission Bay Plaza in the amount of $42.2 million with an interest rate of 6.6%;

•	Hunter's Square in the amount of $33.0 million with an interest rate of 8.2%;

•	Winchester Center in the amount of $25.3 million with an interest rate of 8.1%;

•	East Town Plaza in the amount of $10.1 million with an interest rate of 5.5%;

•	Centre at Woodstock in the amount of $3.0 million with an interest rate of 6.9%;

•	Hoover Eleven I in the amount of $1.3 million with an interest rate of 7.2%; and

•	Hoover Eleven II in the amount of $2.2 million with an interest rate of 7.6%.

Our fixed rate mortgages have interest rates ranging from 5.0% to 7.4% and are due at various maturity dates from May 2014 through June 2026.  Included in fixed rate mortgages at December 31, 2013 and 2012 were unamortized premium balances related to the fair market value of debt of approximately $3.2 million and $17 thousand, respectively.  The fixed rate mortgage notes are secured by mortgages on properties that have an approximate net book value of $313.2 million as of December 31, 2013.

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

The following table presents scheduled principal payments on mortgages and notes payable as of December 31, 2013:

Year Ending December 31,
(In thousands)
2014	$33,456
2015	85,250
2016 (1)	49,710
2017	232,222
2018	84,244
Thereafter	265,118
Subtotal debt	750,000
Unamortized premium	3,174
Total debt (including unamortized premium)	$753,174

(1)	Scheduled maturities in 2016 include $27.0 million which represents the balance of the unsecured revolving credit facility drawn as of December 31, 2013.
We have no mortgage maturities until the second quarter of 2014 and it is our intent to repay these mortgages using cash, borrowings under our unsecured line of credit, or other sources of financing.
Revolving Credit Facility
During 2013 we had net repayments of $13.0 million on our revolving credit facility and had outstanding letters of credit issued under our revolving credit facility, not reflected in the accompanying consolidated balance sheets, totaling $8.2 million. These letters of credit reduce borrowing availability under our bank facility. As of December 31, 2013, $204.8 million was available to be drawn on our $240 million unsecured revolving credit facility subject to certain covenants.

The revolving credit and term loan facilities contain financial covenants relating to total leverage, fixed charge coverage ratio, tangible net worth and various other calculations.  As of December 31, 2013, we were in compliance with these covenants.

Junior Subordinated Notes

In January 2013, in accordance with the agreement, our junior subordinated notes converted from a fixed interest rate to a variable rate of LIBOR plus 3.30%.  The maturity date is January 2038.

Capital lease

We have a capital ground lease at our Gaines Marketplace shopping center.  Total amounts expensed as interest relating to this lease were $0.3 million for the year ended December 31, 2013 and $0.4 million for each of the years ended December 31, 2012 and 2011.

Approximate future rental payments under our capital ground lease are as follows:

Year Ending December 31,	Capital Lease(1)

2014	$5,955
Total lease payments	5,955
Less: amounts representing interest	(269)
Total	$5,686

(1) Amounts represent a ground lease at one of our shopping centers that provides the option for us to purchase the land in October 2014 for approximately $5.0 million.
10. Other Liabilities, net
Other liabilities consist of the following:

	December 31,
	2013	2012
	(In thousands)
Lease intangible liabilities, net	$40,386	$16,297
Cash flow hedge marked-to-market liability	2,297	5,574
Deferred liabilities	2,637	1,970
Tenant security deposits	2,940	1,948
Other, net	333	398
Other liabilities, net	$48,593	$26,187

The increase in other liabilities was primarily due to the acquisitions that were completed in 2013 and the allocation of a portion of the purchase price to lease intangible liabilities.  The lease intangible liability relates to below-market leases that are being accreted over the applicable terms of the acquired leases, which resulted in an increase of revenue of $3.1 million, $1.0 million, and $0.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

The table below presents the recorded amount of liabilities measured at fair value on a recurring basis as of December 31, 2013 and 2012.

	Total Fair Value	Level 1	Level 2	Level 3
2013	(In thousands)
Derivative assets - interest rate swaps	$2,244	$—	$2,244	$—
Derivative liabilities - interest rate swaps	$(2,297)	$—	$(2,297)	$—
2012
Derivative liabilities - interest rate swaps	$(5,574)	$—	$(5,574)	$—

The carrying values of cash and cash equivalents, restricted cash, receivables and accounts payable and accrued liabilities are reasonable estimates of their fair values because of the short maturity of these financial instruments.

We estimated the fair value of our debt based on our incremental borrowing rates for similar types of borrowing arrangements with the same remaining maturity and on the discounted estimated future cash payments to be made for other debt.  The discount rates used approximate current lending rates for loans or groups of loans with similar maturities and credit quality, assumes the debt is outstanding through maturity and considers the debt’s collateral (if applicable).  Since such amounts are estimates that are based on limited available market information for similar transactions, there can be no assurance that the disclosed value of any financial instrument could be realized by immediate settlement of the instrument.  Fixed rate debt (including variable rate debt swapped to fixed through derivatives) with carrying values of $649.9 million and $456.3 million as of December 31, 2013 and 2012, respectively, have fair values of approximately $650.9 million and $455.4 million, respectively.  Variable rate debt’s fair value is estimated to be the carrying values of $100.1 million and $85.0 million as of December 31, 2013 and 2012, respectively.

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

The table below presents the recorded amount of assets at the time they were marked to fair value during the years ended December 31, 2013 and 2012 on a nonrecurring basis. We did not have any material liabilities that were required to be measured at fair value on a nonrecurring basis during the years ended December 31, 2013 and 2012.

Assets	Total Fair Value	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
2013
Income producing properties	$26,520	$—	$—	$26,520	$(9,342)
Land available for sale	5,568	—	—	5,568	(327)
Total	$32,088	$—	$—	$32,088	$(9,669)
2012
Income producing properties	$16,862	$—	$—	$16,862	$(2,915)
Land available for sale	17,745	—	—	17,745	(1,387)
Investments in unconsolidated entities	1,164	—	—	1,164	(386)
Total	$35,771	$—	$—	$35,771	$(4,688)

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

At December 31, 2013, we had seven interest rate swap agreements in effect for an aggregate notional amount of $210.0 million that were designated as cash flow hedges.  The agreements provide for swapping one-month LIBOR interest rates ranging from 1.2% to 2.2% on $210.0 million of unsecured term loans, and have expirations ranging from April 2016 to May 2020.

The following table summarizes the notional values and fair values of our derivative financial instruments as of December 31, 2013:

Underlying Debt	Hedge Type	Notional Value	Fixed Rate	Fair Value	Expiration Date
		(In thousands)		(In thousands)
Derivative Assets
Unsecured term loan facility	Cash Flow	$50,000	1.4600%	$2,211	05/2020
Unsecured term loan facility	Cash Flow	15,000	2.1500%	20	05/2020
Unsecured term loan facility	Cash Flow	10,000	2.1500%	13	05/2020
		$75,000		$2,244

Derivative Liabilities
Unsecured term loan facility	Cash Flow	$75,000	1.2175%	$(1,249)	04/2016
Unsecured term loan facility	Cash Flow	30,000	2.0480%	(668)	10/2018
Unsecured term loan facility	Cash Flow	25,000	1.8500%	(317)	10/2018
Unsecured term loan facility	Cash Flow	5,000	1.8400%	(63)	10/2018
		$135,000		$(2,297)

The following table presents the fair values of derivative financial instruments in our consolidated balance sheets as of December 31, 2013 and December 31, 2012, respectively:

	Liability Derivatives
	December 31, 2013		December 31, 2012
Derivatives designated as	Balance Sheet	Fair	Balance Sheet	Fair
hedging instruments	Location	Value	Location	Value
		(In thousands)		(In thousands)
	Other assets	$2,244	Other assets	$—
	Other liabilities	$(2,297)	Other liabilities	$(5,574)

The effect of derivative financial instruments on our consolidated statements of operations for the year ended December 31, 2013 and 2012 is summarized as follows:

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Loss Reclassified from Accumulated OCI	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
	Year Ended December 31,		into Income	Year Ended December 31,
Derivatives in Cash Flow Hedging Relationship	2013	2012	(Effective Portion)	2013	2012
	(In thousands)			(In thousands)
Interest rate contracts - assets	$2,244	$—	Interest Expense	$(424)	$—
Interest rate contracts - liabilities	3,277	(2,745)	Interest Expense	(1,847)	(1,782)
Total	$5,521	$(2,745)	Total	$(2,271)	$(1,782)

13. Leases

Revenues

Approximate future minimum revenues from rentals under non-cancelable operating leases in effect at December 31, 2013, assuming no new or renegotiated leases or option extensions on lease agreements were as follows:

Year Ending December 31,
(In thousands)
2014	$143,115
2015	131,560
2016	113,735
2017	90,828
2018	74,957
Thereafter	304,730
Total	$858,925

Expenses

We have an operating lease for our corporate headquarters in Michigan for a term expiring in 2019.  We also have an operating lease adjacent to our former Taylors Square shopping center. We recognized rent expense of $0.7 million for each of the years ended December 31, 2013 and 2012 and $0.8 million for the year ended December 31, 2011. Approximate future rental payments under our non-cancelable leases, assuming no option extensions are as follows:

Year Ending December 31,
(In thousands)
2014	$579
2015	462
2016	468
2017	475
2018	481
Thereafter	942
Total	$3,407

14. Earnings per Common Share

The following table sets forth the computation of basic earnings per share (“EPS”):

	Year Ended December 31,
	2013	2012	2011
	(In thousands, except per share data)
Income (loss) from continuing operations	$8,371	$7,171	$(29,418)
Net (income) loss from continuing operations attributable to noncontrolling interest	(355)	87	1,800
Preferred share dividends	(7,250)	(7,250)	(5,244)
Allocation of continuing (income) loss to restricted share awards	(102)	29	267
Income (loss) from continuing operations attributable to RPT	$664	$37	$(32,595)
Income (loss) from discontinued operations	3,091	(79)	918
Net (income) loss from discontinued operations attributable to noncontrolling interest	(110)	25	(58)
Allocation of discontinued (income) loss to restricted share awards	(20)	1	(7)
Income (loss) from discontinued operations attributable to RPT	2,961	(53)	853
Net income (loss) available to common shareholders	$3,625	$(16)	$(31,742)

Weighted average shares outstanding, Basic	59,336	44,101	38,466

Earnings (loss) per common share, Basic
Continuing operations	$0.01	$—	$(0.85)
Discontinued operations	0.05	—	0.01
	$0.06	$—	$(0.84)

The following table sets forth the computation of diluted EPS:

	Year Ended December 31,
	2013	2012	2011
	(In thousands, except per share data)
Income (loss) from continuing operations	$8,371	$7,171	$(29,418)
Net (income) loss from continuing operations attributable to noncontrolling interest	(355)	87	1,800
Preferred share dividends	(7,250)	(7,250)	(5,244)
Allocation of continuing (income) loss to restricted share awards	(102)	29	267
Allocation of over distributed continuing (income) loss to restricted share awards	—	(23)	(38)
Income (loss) from continuing operations attributable to RPT	$664	$14	$(32,633)
Income (loss) from discontinued operations	3,091	(79)	918
Net (income) loss from discontinued operations attributable to noncontrolling interest	(110)	25	(58)
Allocation of discontinued (income) loss to restricted share awards	—	—	(1)
Income (loss) from discontinued operations attributable to RPT	2,981	(54)	859
Net income (loss) available to common shareholders	$3,645	$(40)	$(31,774)

Weighted average shares outstanding, Basic	59,336	44,101	38,466
Stock options and restricted share awards using the treasury method (1)	392	—	—
Dilutive effect of securities (2)	—	—	—
Weighted average shares outstanding, Diluted	59,728	44,101	38,466

Earnings (loss) per common share, Diluted
Continuing operations	$0.01	$—	$(0.85)
Discontinued operations	0.05	—	0.01
	$0.06	$—	$(0.84)

(1)
For the year ended December 31, 2012 stock options and restricted stock awards are anti-dilutive and accordingly, have been excluded from the weighted average common shares used to compute diluted EPS.

(2)	The assumed conversion of preferred shares are anti-dilutive for all periods presented and accordingly, have been excluded from the weighted average common shares used to compute diluted EPS.
15. Shareholders’ Equity

Underwritten public offerings

During 2013, we completed two separate underwritten public offerings of newly issued common shares of beneficial interest, specifically:

•	On November 13, 2013, we issued 4.5 million shares at $15.90 per share. Our total net proceeds, after deducting expenses, were approximately $70.4 million; and

•	On March 18, 2013, we issued 8.05 million shares at $15.55 per share. Our total net proceeds, after deducting expenses, were approximately $122.2 million.

In May 2012 we completed an underwritten public offering of 5.5 million newly issued common shares of beneficial interest at $12.10 per share.  The underwriters were granted an option to purchase an additional 0.825 million common shares and they fully exercised that option on June 1, 2012.  Our total net proceeds, after deducting expenses, were approximately $73.2 million.

Controlled equity offerings

In 2013, through our controlled equity offerings we issued 5.4 million common shares, at an average share price of $15.10, and received approximately $81.7 million in net proceeds, after sales commissions and fees of $1.2 million.

In 2012, we issued 3.1 million common shares through our controlled equity offerings generating $38.1 million in net proceeds, after sales commissions and fees of $0.8 million.  The average share price of shares issued under the controlled equity offering in 2012 was $12.79 per share.

Our controlled equity offerings were issued under offerings registered in 2012 and 2013. In the third quarter 2012 we registered a new controlled equity offering whereby we may sell up to 6.0 million common shares of beneficial interest.  As of December 31, 2013 all shares under this offering had been issued. In the third quarter 2013, we entered into agreements related to a new controlled equity offering whereby we may sell up to 8.0 million common shares of beneficial interest once the remaining shares of the previous offering have been issued. As of December 31, 2013 we had 7.8 million shares available for issuance.

We have a dividend reinvestment plan that allows for participating shareholders to have their dividend distributions automatically invested in additional shares of beneficial interest based on the average price of the shares acquired for the distribution.
16.  Share-Based Compensation and Other Benefit Plans

Incentive and Stock Option Plans

Share-based compensation is awarded under the 2012 Omnibus Long-Term Incentive Plan (“2012 LTIP”).  Under the plan our compensation committee may grant, subject to the Company’s performance conditions as specified by the compensation committee, restricted shares, restricted share units, options and other awards to trustees, officers and other key employees.  The 2012 LTIP allows us to issue up to 2,000,000 of our common shares, units or stock options, of which 1.9 million is available for issuance as of December 31, 2013.

The following share-based compensation plans have been terminated, except with respect to awards outstanding under each plan:

•
The 2009 Omnibus Long-Term Incentive Plan ("2009 LTIP") which allowed for the grant of restricted shares, restricted share units, options and other awards to trustees, officers and other key employees;

•	The 2008 Restricted Share Plan for Non-Employee Trustees (the "Trustees' Plan") which allowed for the grant of restricted shares to non-employee trustees of the Company;

•	2003 LTIP - allowed for the grant of stock options to our executive officers and employees. As of December 31, 2013, there were 146,993 options exercisable; and

•
2003 Non-Employee Trustee Stock Option Plan – this plan provided for the annual grant of options to purchase our shares to our non-employee trustees.  As of December 31, 2013, there were 44,000 options exercisable.

We recognized total share-based compensation expense of $3.6 million, $2.6 million, and $1.8 million for 2013, 2012, and 2011, respectively.

Restricted Stock Share-Based Compensation

In 2013 and 2012 the compensation committee determined that the LTIP award would consist of 50% service based restricted shares and 50% performance-based cash awards that are earned subject to a future performance measurement based on a three-year shareholder return peer comparison (the “TSR Grants”).  If the performance criterion is met the actual value of the grant earned will be determined and 50% of the award will be paid in cash immediately while the balance will be paid in cash the following year.

Pursuant to ASC 718 – Stock Compensation, we determine the grant date fair value of TSR Grants, and any subsequent re-measurements, based upon a Monte Carlo simulation model.   We will recognize the compensation expense ratably over the requisite service period.  We are required to re-value the performance cash awards at the end of each quarter using the same methodology as was used at the initial grant date and adjust the compensation expense accordingly.  If it is determined that the performance criteria will not be met, compensation expense previously recognized would be reversed.  We recognized compensation expense of $1.5 million and $0.4 million related to the cash awards during the year ended December 31, 2013 and 2012, respectively.  No such cash awards existed in 2011.

In 2011, the compensation committee determined that the LTIP award for those years would consist of 50% service-based restricted shares and 50% performance-based grants to our senior management.  The service-based restricted share awards include a five year vesting period and the compensation expense is recognized on a graded vesting basis.  The performance-based share awards are also earned subject to a future performance measurement based on our three-year total shareholder return compared to a peer group (“TSR Grant”).  Once the performance criterion is met and the actual number of shares earned is determined, certain shares will vest immediately while others will vest over an additional service period.  We determine the grant date fair value of TSR Grants based upon a Monte Carlo Simulation model and recognize the compensation expense ratably over the vesting periods.

We recognized expense related to restricted share grants of $2.1 million, $2.2 million and $1.8 million during the years ended December 31, 2013 , 2012, and 2011, respectively.

A summary of the activity of service based restricted shares under the LTIP for the years ended December 31, 2013, 2012 and 2011 is presented below:

	2013		2012		2011
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at the beginning of the year	286,306	$11.83	229,722	$12.40	264,657	$10.78
Granted	293,732	15.68	135,223	11.30	119,964	13.34
Vested	(197,014)	10.07	(68,683)	11.47	(109,638)	11.04
Forfeited or expired	(7,211)	13.38	(9,956)	11.95	(45,261)	13.12
Outstanding at the end of the year	375,813	13.71	286,306	11.83	229,722	12.40

As of December 31, 2013 there was approximately $4.5 million of total unrecognized compensation cost related to non-vested restricted share awards granted under our various share-based plans that we expect to recognize over a weighted average period of 4.2 years.

Stock Option Share-Based Compensation

We recognized approximately $0.1 million of expense related to options during each of the years ended December 31, 2012 and 2011.  The fair values of each option granted used in determining the share-based compensation expense is estimated on the date of grant using the Black-Scholes option-pricing model.  This model incorporates certain assumptions for inputs including risk-free rates, expected dividend yield of the underlying common shares, expected option life and expected volatility.

No options were granted under the LTIP in the years ended December 31, 2013, 2012 and 2011.

The following table reflects the stock option activity for all plans described above:

	2013		2012		2011
	Shares Under Option	Weighted-Average Exercise Price	Shares Under Option	Weighted-Average Exercise Price	Shares Under Option	Weighted-Average Exercise Price
Outstanding at the beginning of the year	227,743	$27.81	272,201	$25.98	323,948	$25.06
Granted	—		—	—	—	—
Exercised	(25,000)	9.61	(25,000)	9.61	(25,000)	9.61
Forfeited or expired	(11,750)	25.34	(19,458)	25.65	(26,747)	30.18
Outstanding at the end of the year	190,993	$30.34	227,743	$27.81	272,201	$25.98
Exercisable at the end of year	190,993	$30.34	202,743	$30.05	222,201	$29.67

The following tables summarize information about options outstanding at December 31, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Exercisable	Weighted-Average Exercise Price

23.77 - $27.96	69,917	1.1	$26.88	69,917	$26.88
28.80 - $29.06	49,806	2.0	29.01	49,806	29.01
34.30 - $36.50	71,270	3.2	34.67	71,270	34.67
	190,993	2.1	$30.34	190,993	$30.34

We received cash of approximately $0.2 million from options exercised during each of the years ended December 31, 2013, 2012 and 2011.  The impact of the cash receipt is included in financing activities in the accompanying consolidated statements of cash flows.
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

As of December 31, 2013, we had a federal and state deferred tax asset of $0.2 million, net of a valuation allowance of $9.8 million.  We believe that it is more likely than not that the results of future operations will generate sufficient taxable income to recognize the net deferred tax assets. These future operations are primarily dependent upon the profitability of our TRSs, the timing and amounts of gains on land sales, and other factors affecting the results of operations of the TRSs.  The valuation allowances relate to net operating loss carryforwards and tax basis differences where there is uncertainty regarding their realizability.

During the years ended December 31, 2013 and 2012, we recorded an income tax provision of approximately $64,000 and an income tax benefit of $34,000, respectively.

We had no unrecognized tax benefits as of or during the three year period ended December 31, 2013.  We expect no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2013.  No material interest or penalties relating to income taxes were recognized in the statement of operations for the years ended December 31, 2013, 2012, and 2011 or in the consolidated balance sheets as of December 31, 2013, 2012, and 2011.  It is our accounting policy to classify interest and penalties relating to unrecognized tax benefits as tax expense.  As of December 31, 2013, returns for the calendar years 2010 through 2013 remain subject to examination by the Internal Revenue Service (“IRS”) and various state and local tax jurisdictions.  As of December 31, 2013, certain returns for calendar year 2009 also remain subject to examination by various state and local tax jurisdictions.

Sales Tax

We collect various taxes from tenants and remit these amounts, on a net basis, to the applicable taxing authorities.

18.  Transactions with Related Parties

During 2011 we had agreements with various partnerships and performed management services on behalf of entities owned in part by certain of our trustees and/or officers.  The following revenue was earned during the year ended December 31, 2011 from these related parties:

Year Ended December 31, 2011
(In thousands)
Management fees	$72
Leasing fees	12
Other	110
Total	$194

These agreements were terminated with the sale of the joint venture’s sole property, Shenandoah Shopping Center, in August 2011. We had no receivables from related parties at December 31, 2013 and 2012, respectively.

For additional related party information Refer to Note 7 Equity investments in unconsolidated entities.
19.  Commitments and Contingencies

Construction Costs

In connection with the development and expansion of various shopping centers as of December 31, 2013, we had entered into agreements for construction costs of approximately $13.1 million.

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

Subsequent to December 31, 2013, we executed a sale agreement for a Florida property in the amount of $7.3 million. The agreement is subject to contingencies for due diligence.

21.  Quarterly Financial Data (Unaudited)

The following table sets forth the quarterly results of operations for the year ended December 31, 2013:

	Quarters Ended 2013
	March 31 (1)	June 30 (1)	September 30 (1)	December 31 (1)
	(In thousands, except per share amounts)
Total revenue	$33,938	$42,703	$45,411	$48,016
Income before other income and expenses, tax and discontinued operations	$8,230	$11,310	$13,110	$12,479
Income (loss) from continuing operations	$4,827	$4,093	$4,816	$(5,365)
Income from discontinued operations	$447	$1,689	$899	$56
Net income (loss)	$5,274	$5,782	$5,715	$(5,309)
Net (income) loss attributable to noncontrolling partner interest	(225)	(208)	(201)	169
Preferred share dividends	(1,812)	(1,813)	(1,813)	(1,812)
Net income (loss) available to common shareholders	$3,237	$3,761	$3,701	$(6,952)

Earnings (loss) per common share, basic: (2)
Continuing operations	$0.05	$0.03	$0.05	$(0.11)
Discontinued operations	0.01	0.03	0.01	—
	$0.06	$0.06	$0.06	$(0.11)
Earnings (loss) per common share, diluted:(2)
Continuing operations	$0.05	$0.03	$0.05	$(0.11)
Discontinued operations	0.01	0.03	0.01	—
	$0.06	$0.06	$0.06	$(0.11)

(1)	Amounts are reclassified to reflect the reporting of discontinued operations.

(2)	EPS amounts are based on weighted average common shares outstanding during the quarter and, therefore, may not agree with the EPS calculated for the year ended December 31, 2013.

The following table sets forth the quarterly results of operations for the years ended December 31, 2012:

	Quarters Ended 2012
	March 31 (1)	June 30 (1)	September 30 (1)	December 31 (1)
	(In thousands, except per share amounts)
Total revenue	$30,040	$30,117	$31,764	$33,304
Income before other income and expenses, tax and discontinued operations	$8,219	$7,319	$7,837	$8,783
Income from continuing operations	$1,644	$1,323	$2,685	$1,519
(Loss) income from discontinued operations	$(1,696)	$841	$636	$140
Net (loss) income	$(52)	$2,164	$3,321	$1,659
Net loss (income) attributable to noncontrolling partner interest	534	(185)	(158)	(79)
Preferred share dividends	(1,812)	(1,813)	(1,813)	(1,812)
Net (loss) income available to common shareholders	$(1,330)	$166	$1,350	$(232)

(Loss) earnings per common share, basic: (2)
Continuing operations	$0.01	$(0.01)	$0.02	$(0.01)
Discontinued operations	(0.04)	0.01	0.01	—
	$(0.03)	$—	$0.03	$(0.01)
(Loss) earnings per common share, diluted:(2)
Continuing operations	$0.01	$(0.01)	$0.02	$(0.01)
Discontinued operations	(0.04)	0.01	0.01	—
	$(0.03)	$—	$0.03	$(0.01)

(1)	Amounts are reclassified to reflect the reporting of discontinued operations.

(2)	EPS amounts are based on weighted average common shares outstanding during the quarter and, therefore, may not agree with the EPS calculated for the year ended December 31, 2012.

RAMCO-GERSHENSON PROPERTIES TRUST
SCHEDULE III
SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2013
(in thousands of dollars)

			INITIAL COST TO COMPANY		Capitalized Subsequent to Acquisition or Improvements, Net of Impairments	GROSS AMOUNTS AT WHICH CARRIED AT CLOSE OF PERIOD
Property	Location	Encumbrances	Land	Building & Improvements		Land	Building & Improvements	Total	Accumulated Depreciation	Date Constructed	Date Acquired
Auburn Mile	MI	$6,673	$15,704	$—	$(7,110)	$5,917	$2,677	$8,594	$1,984	2000	1999
Central Plaza	MO	—	10,250	10,909	(18)	10,250	10,891	21,141	685	1970	2012
Centre at Woodstock	GA	—	1,880	10,801	(294)	1,987	10,400	12,387	2,437	1997	2004
Clinton Pointe	MI	—	1,175	10,499	351	1,175	10,850	12,025	2,903	1992	2003
Clinton Valley	MI	—	1,500	13,498	9,741	1,625	23,114	24,739	9,262	1977 / 1985	1996
Cocoa Commons	MI	—	2,188	7,613	(1)	2,188	7,612	9,800	197	2001/2008	2013
Conyers Crossing	GA	—	729	6,562	589	729	7,151	7,880	2,639	1978	1998
Coral Creek Shops	FL	—	1,565	14,085	580	1,572	14,658	16,230	4,221	1992	2002
Crossroads Centre	OH	26,937	5,800	20,709	3,096	4,904	24,701	29,605	8,816	2001	2001
Cypress Point	FL	—	2,968	17,637	8	2,968	17,645	20,613	439	1983	2013
Deer Creek Shopping Center	MO	—	6,070	18,105	—	6,070	18,105	24,175	88	1970's/2013	2013
Deer Grove Centre	IL	—	8,408	8,197	—	8,408	8,197	16,605	181	1997	2013
Deerfield Towne Center	OH	—	6,868	78,551	—	6,868	78,551	85,419	112	2004/Theater 2007	2013
East Town Plaza	WI	—	1,768	16,216	2,804	1,768	19,020	20,788	5,708	1992	2000
Fairlane Meadows	MI	—	3,255	17,620	4,547	3,260	22,162	25,422	5,542	1987 / 2007	2003 / 2005
Fraser Shopping Center	MI	—	363	3,263	735	363	3,998	4,361	1,679	1977	1996
Gaines Marketplace	MI	—	226	6,782	8,871	8,343	7,536	15,879	1,611	2004	2004
Harvest Junction North	CO	—	8,254	25,232	207	5,593	28,100	33,693	1,172	2006	2012
Harvest Junction South	CO	—	6,241	22,856	136	6,241	22,992	29,233	1,101	2006	2012
Heritage Place	MO	—	13,899	22,506	301	13,899	22,807	36,706	2,410	1989	2011
Holcomb Center	GA	—	658	5,953	9,993	658	15,946	16,604	4,619	1986	1996
Hoover Eleven	MI	—	3,308	29,778	4,413	3,304	34,195	37,499	8,335	1989	2003
Horizon Village	GA	—	1,133	10,200	137	1,143	10,327	11,470	3,278	1996	2002
Hunters Square	MI	—	7,673	52,774	249	7,652	53,044	60,696	1,287	1988	2013
Jackson Crossing	MI	23,827	2,249	20,237	16,444	2,249	36,681	38,930	13,517	1967	1996
Jackson West	MI	16,426	2,806	6,270	6,198	2,691	12,583	15,274	4,956	1996	1996
Lake Orion Plaza	MI	—	470	4,234	1,182	1,241	4,645	5,886	2,155	1977	1996
Lakeshore Marketplace	MI	—	2,018	18,114	5,410	3,402	22,140	25,542	5,574	1996	2003
Liberty Square	IL	—	2,670	11,862	(49)	2,670	11,813	14,483	1,389	1987	2010
Livonia Plaza	MI	—	1,317	11,786	193	1,317	11,979	13,296	3,301	1988	2003
Marketplace of Delray	FL	—	7,922	18,910	345	7,922	19,255	27,177	553	1981/2010	2013
Merchants' Square	IN	—	4,997	18,346	695	4,997	19,041	24,038	4,061	1970	2010

			INITIAL COST TO COMPANY		Capitalized Subsequent to Acquisition or Improvements, Net of Impairments	GROSS AMOUNTS AT WHICH CARRIED AT CLOSE OF PERIOD
Property	Location	Encumbrances	Land	Building & Improvements		Land	Building & Improvements	Total	Accumulated Depreciation	Date Constructed	Date Acquired
Mission Bay	FL	—	33,975	48,159	721	33,975	48,880	82,855	1,248	1989	2013
Mount Prospect Plaza	IL	—	11,633	21,767	—	11,633	21,767	33,400	414	1958/1987/2012	2013
Nagawaukee Shopping Center	WI	8,940	7,549	30,898	(5)	7,549	30,893	38,442	987	1994/2004/2008	2012/2013
Naples Towne Centre	FL	—	218	1,964	5,079	807	6,454	7,261	2,632	1982	1996
New Towne Plaza	MI	18,939	817	7,354	5,794	817	13,148	13,965	5,594	1975	1996
Northwest Crossing	TN	—	1,854	11,566	(1,872)	969	10,579	11,548	3,144	1989 / 1999	1997 / 1999
Oak Brook Square	MI	—	955	8,591	5,405	955	13,996	14,951	5,253	1982	1996
Parkway Shops	FL	—	3,145	14,539	—	3,145	14,539	17,684	311	2013	2013
Promenade at Pleasant Hill	GA	—	3,891	22,520	(358)	3,440	22,613	26,053	5,471	1993	2004
River City Marketplace	FL	110,000	19,768	73,859	8,477	11,140	90,964	102,104	18,290	2005	2005
River Crossing Centre	FL	—	728	6,459	67	728	6,526	7,254	1,764	1998	2003
Rivertowne Square	FL	—	954	8,587	1,750	954	10,337	11,291	3,164	1980	1998
Roseville Towne Center	MI	—	1,403	13,195	3,581	582	17,597	18,179	6,214	1963	1996
Rossford Pointe	OH	—	796	3,087	2,367	797	5,453	6,250	1,145	2006	2005
Shoppes of Lakeland	FL	—	5,503	20,236	835	5,503	21,071	26,574	798	1985	1996
Shops at Old Orchard	MI	—	2,864	16,698	57	2,864	16,755	19,619	400	1972/2011	2013
Southfield Plaza	MI	—	1,121	10,777	29	1,121	10,806	11,927	5,788	1969	1996
Spring Meadows Place (1)	OH	29,352	2,646	16,758	5,450	2,637	22,217	24,854	8,116	1987	1996
Tel-Twelve	MI	—	3,819	43,181	32,016	3,819	75,197	79,016	28,979	1968	1996
The Crossroads	FL	—	1,850	16,650	598	1,857	17,241	19,098	4,971	1988	2002
The Shoppes at Fox River	WI	—	8,534	26,227	1,572	7,295	29,038	36,333	2,504	2009	2010
The Town Center at Aquia Office Building	VA	14,042	—	—	16,377	4,615	11,762	16,377	2,247	2009	1998
Town & Country Crossing	MO	—	8,395	26,465	1,652	8,395	28,117	36,512	1,861	2008	2011
Treasure Coast Commons	FL	7,992	2,924	10,644	—	2,924	10,644	13,568	274	1996	2013
Troy Marketplace	MI	21,238	4,581	19,041	110	4,581	19,151	23,732	506	2000/2010	2013
Troy Marketplace II	MI	—	3,790	10,292	468	3,790	10,760	14,550	379	2000/2010	2013
Troy Towne Center	OH	—	930	8,372	(64)	813	8,425	9,238	3,774	1990	1996
Village Lakes Shopping Center	FL	—	862	7,768	4,693	862	12,461	13,323	3,667	1987	1997
Village Plaza	FL	8,851	2,531	12,688	439	2,531	13,127	15,658	319	1989	2013
Vista Plaza	FL	10,557	3,667	16,769	237	3,667	17,006	20,673	394	1998	2013
West Broward	FL	—	5,339	11,521	—	5,339	11,521	16,860	299	1965	2013
West Allis Towne Centre	WI	—	1,866	16,789	13,936	1,866	30,725	32,591	9,773	1987	1996
West Oaks I	MI	26,101	—	6,304	12,109	1,768	16,645	18,413	6,526	1979	1996
West Oaks II (2)	MI	—	1,391	12,519	6,934	1,391	19,453	20,844	7,794	1986	1996
Winchester Center	MI	—	5,667	18,559	185	5,667	18,744	24,411	575	1980	2013
Land Held for Future Development (3)	Various		28,266	14,026	28,367	48,640	22,019	70,659	—	N/A	N/A
Land Available for Sale (4)	Various		10,931	27,252	(13,249)	20,409	4,525	24,934	1,505	N/A	N/A
TOTALS		$329,875	$331,495	$1,182,186	$213,510	$353,219	$1,373,972	$1,727,191	$253,292
(1) The property's mortgage loan is cross-collateralized with West Oaks II.
(2) The property's mortgage loan is cross-collateralized with a portion of Spring Meadows Place.
(3) Primarily in Harland, MI, Lakeland, FL and Jacksonville, FL.
(4) Primarily in Stafford County, VA and Harland, MI..

SCHEDULE III
REAL ESTATE INVESTMENT AND ACCUMULATED DEPRECIATION
December 31, 2013

	Year ended December 31,
	2013	2012	2011
	(In thousands)
Reconciliation of total real estate carrying value:
Balance at beginning of year	$1,217,712	$1,084,457	$1,074,095
Additions during period:
Improvements	38,613	27,527	21,240
Acquisition	530,697	138,971	71,265
Deductions during period:
Cost of real estate sold/written off	(50,162)	(28,941)	(54,343)
Impairment	(9,669)	(4,302)	(27,800)
Balance at end of year	$1,727,191	$1,217,712	$1,084,457
Reconciliation of accumulated depreciation:
Balance at beginning of year	$237,462	$222,722	$213,919
Depreciation Expense	39,469	25,059	28,242
Cost of real estate sold/written off	(23,639)	(10,319)	(19,439)
Balance at end of year	$253,292	$237,462	$222,722
Aggregate cost for federal income tax purposes	$1,781,084	$1,210,358	$1,073,016