Form 10-Q
period 2014-03-31
RAMCO GERSHENSON PROPERTIES TRUST
filed 2014-04-29
CIK 842183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐                       No  ☒

Number of common shares of beneficial interest ($0.01 par value) of the registrant outstanding as of April 22, 2014: 68,361,578

PART 1 – FINANCIAL INFORMATION
Item 1.  Unaudited Condensed Consolidated Financial Statements

RAMCO-GERSHENSON PROPERTIES TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS
Income producing properties, at cost:
Land	$285,122	$284,686
Buildings and improvements	1,340,033	1,340,531
Less accumulated depreciation and amortization	(260,272)	(253,292)
Income producing properties, net	1,364,883	1,371,925
Construction in progress and land held for development or sale	102,310	101,974
Real estate held for sale	4,566	—
Net real estate	1,471,759	1,473,899
Equity investments in unconsolidated joint ventures	28,528	30,931
Cash and cash equivalents	5,274	5,795
Restricted cash	4,317	3,454
Accounts receivable (net of allowance for doubtful accounts of $2,000 and $2,351 as of March 31, 2014 and December 31, 2013, respectively)	9,417	9,648
Other assets, net	121,181	128,521
TOTAL ASSETS	$1,640,476	$1,652,248

LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable:
Senior unsecured notes payable	$365,000	$365,000
Mortgages payable	302,062	333,049
Unsecured revolving credit facility	49,000	27,000
Junior subordinated notes	28,125	28,125
Total notes payable	744,187	753,174
Capital lease obligation	5,599	5,686
Accounts payable and accrued expenses	29,172	32,026
Other liabilities	47,179	48,593
Distributions payable	15,022	14,809
TOTAL LIABILITIES	841,159	854,288

Commitments and Contingencies

Ramco-Gershenson Properties Trust ("RPT") Shareholders' Equity:
Preferred shares, $0.01 par, 2,000 shares authorized: 7.25% Series D Cumulative Convertible Perpetual Preferred Shares, (stated at liquidation preference $50 per share), 2,000 shares issued and outstanding as of March 31, 2014 and December 31, 2013	$100,000	$100,000
Common shares of beneficial interest, $0.01 par, 120,000 shares authorized, 67,780 and 66,669 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	678	667
Additional paid-in capital	973,492	959,183
Accumulated distributions in excess of net income	(301,768)	(289,837)
Accumulated other comprehensive (loss) income	(592)	84
TOTAL SHAREHOLDERS' EQUITY ATTRIBUTABLE TO RPT	771,810	770,097
Noncontrolling interest	27,507	27,863
TOTAL SHAREHOLDERS' EQUITY	799,317	797,960

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,640,476	$1,652,248

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
REVENUE
Minimum rent	$36,267	$24,288
Percentage rent	148	95
Recovery income from tenants	12,247	8,228
Other property income	961	523
Management and other fee income	510	804
TOTAL REVENUE	50,133	33,938

EXPENSES
Real estate taxes	7,367	4,565
Recoverable operating expense	6,159	4,129
Other non-recoverable operating expense	849	737
Depreciation and amortization	17,741	10,777
General and administrative expense	5,614	5,500
TOTAL EXPENSES	37,730	25,708

OPERATING INCOME	12,403	8,230

OTHER INCOME AND EXPENSES
Other expense, net	(133)	(136)
Gain on sale of real estate	—	3,582
Loss from unconsolidated joint ventures	(1,607)	(5,674)
Interest expense	(7,599)	(6,073)
Amortization of deferred financing fees	(403)	(341)
Deferred gain recognized on real estate	117	5,282
INCOME FROM CONTINUING OPERATIONS BEFORE TAX	2,778	4,870
Income tax provision	(17)	(43)
INCOME FROM CONTINUING OPERATIONS	2,761	4,827

DISCONTINUED OPERATIONS
Income from discontinued operations	—	447
INCOME FROM DISCONTINUED OPERATIONS	—	447

NET INCOME	2,761	5,274
Net income attributable to noncontrolling partner interest	(89)	(225)
NET INCOME ATTRIBUTABLE TO RPT	2,672	5,049
Preferred share dividends	(1,812)	(1,812)
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$860	$3,237

EARNINGS PER COMMON SHARE, BASIC
Continuing operations	$0.01	$0.05
Discontinued operations	—	0.01
	$0.01	$0.06
EARNINGS PER COMMON SHARE, DILUTED
Continuing operations	$0.01	$0.05
Discontinued operations	—	0.01
	$0.01	$0.06
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	67,070	51,780
Diluted	67,314	52,212

OTHER COMPREHENSIVE INCOME
Net income	$2,761	$5,274
Other comprehensive income (loss):
(Loss) gain on interest rate swaps	(699)	558
Comprehensive income	2,062	5,832
Comprehensive loss (income) attributable to noncontrolling interest	23	(24)
COMPREHENSIVE INCOME ATTRIBUTABLE TO RPT	$2,085	$5,808

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
For the three months ended March 31, 2014
(In thousands)
(Unaudited)

	Shareholders' Equity of Ramco-Gershenson Properties Trust
	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Shareholders’ Equity
Balance, December 31, 2013	$100,000	$667	$959,183	$(289,837)	$84	$27,863	$797,960
Issuance of common shares	—	9	14,970	—	—	—	14,979
Share-based compensation and other expense, net of shares withheld for employee taxes	—	2	(661)	—	—	—	(659)
Dividends declared to common shareholders	—	—	—	(12,704)	—	—	(12,704)
Dividends declared to preferred shareholders	—	—	—	(1,812)	—	—	(1,812)
Distributions declared to noncontrolling interests	—	—	—	—	—	(422)	(422)
Dividends declared to deferred shares	—	—	—	(87)	—	—	(87)
Other comprehensive income adjustment	—	—	—	—	(676)	(23)	(699)
Net income	—	—	—	2,672	—	89	2,761
Balance, March 31, 2014	$100,000	$678	$973,492	$(301,768)	$(592)	$27,507	$799,317

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
OPERATING ACTIVITIES
Net income	$2,761	$5,274
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including discontinued operations	17,741	10,982
Amortization of deferred financing fees, including discontinued operations	403	341
Income tax provision	17	43
Loss from unconsolidated joint ventures	1,607	5,674
Distributions received from operations of unconsolidated joint ventures	783	1,036
Deferred gain recognized on real estate	(117)	(5,282)
Gain on sale of real estate, including discontinued operations	—	(3,582)
Amortization of premium on mortgages, net	(175)	(6)
Share-based compensation expense	530	518
Long-term incentive cash compensation expense	555	454
Changes in assets and liabilities:
Accounts receivable, net	231	940
Other assets, net	3,041	670
Accounts payable, accrued expenses and other liabilities	(6,728)	(2,142)
Net cash provided by operating activities	20,649	14,920

INVESTING ACTIVITIES
Acquisition of real estate, net of assumed debt	$—	$(152,532)
Development and capital improvements	(11,575)	(6,691)
Net proceeds from sales of real estate	—	9,619
Distributions from sale of joint venture property	—	1,687
Increase in restricted cash	(863)	(2,096)
Investment in unconsolidated joint ventures	—	(891)
Net cash used in investing activities	(12,438)	(150,904)

FINANCING ACTIVITIES
Repayment of mortgages and notes payable	(30,812)	(1,177)
Net (borrowings) repayments on revolving credit facility	22,000	(10,000)
Proceeds from issuance of common stock	14,979	166,081
Repayment of capitalized lease obligation	(87)	(83)
Conversion of operating partnership units for cash	—	(1,207)
Dividends paid to preferred shareholders	(1,812)	(1,812)
Dividends paid to common shareholders	(12,578)	(8,179)
Distributions paid to operating partnership unit holders	(422)	(399)
Net cash (used in) provided by financing activities	(8,732)	143,224

Net change in cash and cash equivalents	(521)	7,240
Cash and cash equivalents at beginning of period	5,795	4,233
Cash and cash equivalents at end of period	$5,274	$11,473

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY
Assumption of debt related to acquisitions	$—	$149,514

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest (net of capitalized interest of $381 and $325 in 2014 and 2013, respectively)	$7,207	$5,673
Cash paid for federal income taxes	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Organization and Basis of Presentations

Organization

Ramco-Gershenson Properties Trust, together with its subsidiaries (the “Company” or "RPT"), is a real estate investment trust (“REIT”) engaged in the business of owning, developing, redeveloping, acquiring, managing and leasing community shopping centers in strategic metropolitan markets throughout the Eastern, Midwestern and Central United States.  As of March 31, 2014, our property portfolio consists of 66 wholly owned shopping centers and one office building comprising approximately 13.2 million square feet.  In addition, we are co-investor in and manager of two institutional joint ventures that own portfolios of shopping centers.  We own 20% of Ramco 450 Venture LLC, an entity that owns eight shopping centers comprising approximately 1.6 million square feet.  We own 30% of Ramco/Lion Venture L.P., an entity that owns three shopping centers comprising approximately 0.8 million square feet. We also have ownership interests in two smaller joint ventures that each own a shopping center.  In addition, we own interests in three parcels of land held for development or available for sale and five parcels of land adjacent to certain of our existing developed properties located in Florida, Georgia, Michigan, Tennessee, and Virginia.  Most of our properties are anchored by supermarkets and/or national chain stores.  The Company’s credit risk, therefore, is concentrated in the retail industry.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and our majority owned subsidiary, the Operating Partnership, Ramco-Gershenson Properties, L.P. (96.8% owned by the Company at March 31, 2014 and December 31, 2013), and all wholly-owned subsidiaries, including entities in which we have a controlling financial interest.  We have elected to be a REIT for federal income tax purposes.  All intercompany balances and transactions have been eliminated in consolidation.  The information furnished is unaudited and reflects all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.  These condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-08 "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" which amends the requirements for reporting discontinued operations. Under ASU 2014-08, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results. For public entities, ASU 2014-08 is effective prospectively for fiscal years beginning after December 15, 2014; however, early adoption is permitted, but only for disposals or classifications as held for sale that have not been reported in financial statements previously issued or available for issuance. We adopted the provisions of ASU 2014-08 beginning with the period ended March 31, 2014, and have applied the provisions prospectively.

Prior to the adoption of ASU 2014-08, the results of operations for operating properties sold or held for sale during the reported periods were shown under Discontinued Operations on the Consolidated Statements of Operations. Beginning with the period ended March 31, 2014, activity related to individual sales of properties wholly-owned or co-owned with joint ventures will no longer be classified as Discontinued Operations.

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

Land held for development or available for sale includes real estate projects where vertical construction has yet to commence, but which have been identified by us and are available for future development when market conditions dictate the demand for a new shopping center. The viability of all projects under construction or development, including those owned by unconsolidated joint ventures, is regularly evaluated under applicable accounting requirements, including requirements relating to abandonment of assets or changes in use.  Land held for development or available for sale was $70.0 million and $68.5 million at March 31, 2014 and December 31, 2013, respectively.

Construction in progress represents existing redevelopment and tenant build-out projects.  When projects are substantially complete and ready for their intended use, balances are transferred to land or building and improvements as appropriate.  Construction in progress was $32.3 million and $33.5 million at March 31, 2014 and December 31, 2013, respectively.

The decrease in construction in progress from December 31, 2013 to March 31, 2014 was due primarily to the completion of tenant build-outs at various projects in the first quarter of 2014 offset by ongoing development of Phase I of Lakeland Park Center, located adjacent to our existing Shoppes of Lakeland shopping center in Lakeland, Florida.

3.  Property Acquisitions and Dispositions

There were no acquisitions or dispositions during the three months ended March 31, 2014.

Pursuant to the criteria established under ASC 360, Property, Plant, and Equipment, we will classify properties as held for sale when executed purchase and sales agreement contingencies have been satisfied thereby signifying that the sale is legally binding and we are able to conclude that the sale of the property within one year is probable.  As of March 31, 2014 we had one property held for sale located in Florida. The sale was completed subsequent to the first quarter (for additional information refer to Note 15 of the notes to the condensed consolidated financial statements.) Pursuant to our adoption of ASU 2014-08 the results of operations of this property will not be classified as Discontinued Operations in the Condensed Consolidated Statements of Operations. There were no properties held for sale as of March 31, 2013.

4.  Discontinued Operations

We have adopted the provisions of ASU 2014-08 beginning with the period ended March 31, 2014, and have applied the provisions prospectively. The following table provides a summary of selected operating results during the three months ended 2013 for those properties classified as Discontinued Operations prior to our adoption of ASU 2014-08:

Three Months Ended March 31, 2013
(In thousands)
Total revenue	$883
Expenses:
Recoverable operating expenses	229
Other non-recoverable property operating expenses	4
Depreciation and amortization	204
Operating income from discontinued operations	446
Other income	1
Income from discontinued operations	$447

5.  Equity Investments in Unconsolidated Joint Ventures

We have four joint venture agreements whereby we own between 7% and 30% of the equity in the joint venture. We and the joint venture partners have joint approval rights for major decisions, including those regarding property operations.  We cannot make significant decisions without our partner’s approval.  Accordingly, we account for our interest in the joint ventures using the equity method of accounting.

The combined condensed financial information for our unconsolidated joint ventures is summarized as follows:

Balance Sheets	March 31, 2014	December 31, 2013
	(In thousands)
ASSETS
Income producing properties, net	$392,517	$410,218
Cash, accounts receivable and other assets	23,955	27,462
Total Assets	$416,472	$437,680
LIABILITIES AND OWNERS' EQUITY
Mortgage notes payable	$170,933	$178,708
Other liabilities	6,365	7,885
Owners' equity	239,174	251,087
Total Liabilities and Owners' Equity	$416,472	$437,680

RPT's equity investments in unconsolidated joint ventures	$28,528	$30,931

	Three Months Ended March 31,
Statements of Operations	2014	2013
	(In thousands)
Total Revenue	$10,924	$10,993
Total Expenses (1)	17,926	7,621
(Loss) income before other income, expense, and discontinued operations	(7,002)	3,372
Interest expense	(1,875)	(2,665)
Gain on extinguishment of debt (2)	529	—
Amortization of deferred financing fees	(75)	(63)
(Loss) income from continuing operations	(8,423)	644

Discontinued operations (3)
Loss on sale of real estate (4)	—	(21,217)
Income from discontinued operations	—	1,154
Loss from discontinued operations	—	(20,063)
Net loss	$(8,423)	$(19,419)

RPT's share of loss from unconsolidated joint ventures (5)	$(1,535)	$(5,674)

(1)	The increase in 2014 is due to depreciation expense related to a redevelopment project.

(2)	As a result of a property conveyance a joint venture recognized a gain on extinguishment of debt of which our share was approximately $0.1 million.

(3)	Beginning in the first quarter of 2014 represents results of operations for those properties classified as discontinued operations as of December 31, 2013.

(4)	In March, 2013 Ramco/Lion Venture LP sold 12 shopping centers to us resulting in a loss on the sale of $21.2 million to the joint venture.

(5)
For the three months ended March 31, 2014, we recognized additional loss of $72 thousand to write-off formation costs related to our Ramco 191 LLC joint venture increasing our total loss from unconsolidated joint ventures.

As of March 31, 2014, we had investments in the following unconsolidated joint ventures:

	Ownership as of	Total Assets as of	Total Assets as of
	March 31,	March 31,	December 31,
Unconsolidated Entities	2014	2014	2013
		(In thousands)
Ramco/Lion Venture LP	30%	$89,440	$91,053
Ramco 450 Venture LLC	20%	281,553	293,410
Other Joint Ventures	7%	45,479	53,217
		$416,472	$437,680

There was no acquisition activity in the three months ended March 31, 2014 and 2013 by any of our unconsolidated joint ventures.

Debt

Our unconsolidated joint ventures had the following debt outstanding at March 31, 2014:

Balance
Entity Name	Outstanding
(In thousands)
Ramco 450 Venture LLC (1)	$140,738
Ramco/Lion Venture LP (2)	30,372
$171,110
Unamortized premium	(177)
Total mortgage debt	$170,933

(1)	Maturities range from October 2015 to September 2023 with interest rates ranging from 1.9% to 5.8%.

(2)	Balance relates to Millennium Park’s mortgage loan which has a maturity date of October 2015 with a 5.0% interest rate.

On March 31, 2014, Ramco 191 LLC, in which our ownership interest was 20%, completed the conveyance of its ownership interest in its sole remaining shopping center to the noteholder in lieu of repayment of a non-recourse loan in the amount of $7.5 million of which our share was $1.5 million.

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

The following table provides information for our fees earned which are reported in our condensed consolidated statements of operations:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Management fees	$399	$669
Leasing fees	59	106
Construction fees	52	29
Total	$510	$804

6.  Other Assets, Net

Other assets consist of the following:

	March 31, 2014	December 31, 2013
	(In thousands)
Deferred leasing costs, net	$26,515	$26,617
Deferred financing costs, net	6,114	6,513
Lease intangible assets, net	64,793	69,635
Straight-line rent receivable, net	14,895	15,115
Cash flow hedge marked-to-market asset	1,683	2,244
Prepaid and other deferred expenses, net	3,571	4,629
Other, net	3,610	3,768
Other assets, net	$121,181	$128,521

Total accumulated amortization of other assets was $45.9 million and $44.0 million at March 31, 2014 and December 31, 2013, respectively.

Intangible assets attributable to lease origination costs and for above-market leases are being amortized over the lives of the applicable lease.  Amortization of lease origination costs is an increase to amortization expense and amortization of above-market leases is a reduction to minimum rent revenue over the applicable terms of the respective leases.  Amortization of the above-market leases resulted in a reduction of revenue of approximately $0.6 million and $0.2 million for the three months ended March 31, 2014 and 2013, respectively.

Straight-line rent receivables are recorded net of allowances of $4.1 million and $3.8 million at March 31, 2014 and December 31, 2013, respectively.

7.  Debt

The following table summarizes our mortgages and notes payable and capital lease obligation as of March 31, 2014 and December 31, 2013:

Notes Payable	March 31, 2014	December 31, 2013
	(In thousands)
Senior unsecured notes	$110,000	$110,000
Unsecured term loan facilities	255,000	255,000
Fixed rate mortgages	299,063	329,875
Unsecured revolving credit facility	49,000	27,000
Junior subordinated notes	28,125	28,125
	741,188	750,000
Unamortized premium	2,999	3,174
	$744,187	$753,174

Capital lease obligation (1)	$5,599	$5,686

(1)
 99 year ground lease expires 9/30/2103.  However, an anchor tenant’s exercise of its option to purchase its parcel in October 2014 would require us to purchase the real estate that is subject to the ground lease.

During the three months ended March 31, 2014 we repaid the following mortgages:

•	The Auburn Mile in the amount of $6.6 million with an interest rate of 5.4%; and

•	Crossroads Centre in the amount of $23.2 million with an interest rate of 5.4%.

Our fixed rate mortgages have interest rates ranging from 5.0% to 7.4% and are due at various maturity dates from June 2015 through June 2026.  Included in fixed rate mortgages at March 31, 2014 and December 31, 2013 were unamortized premium balances related to the fair market value of debt of approximately $3.0 million and $3.2 million, respectively.  The fixed rate mortgage notes are secured by mortgages on properties that have an approximate net book value of $287.2 million as of March 31, 2014.

We had net borrowings of $22.0 million under our revolving credit facility during the three months ended March 31, 2014 with a balance of $49.0 million outstanding at March 31, 2014.  Outstanding letters of credit issued under our revolving credit facility, not reflected in the accompanying condensed consolidated balance sheets, totaled $7.0 million. These letters of credit reduce borrowing availability under our bank facility.

Our revolving credit facility, term loans and unsecured notes contain financial covenants relating to total leverage, fixed charge coverage ratio, unencumbered assets, tangible net worth and various other calculations.  As of March 31, 2014, we were in compliance with these covenants.

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

The following table presents scheduled principal payments on mortgages and notes payable as of March 31, 2014:

Year Ending December 31,
(In thousands)
2014 (April 1 - December 31)	$2,644
2015	85,250
2016 (1)	71,710
2017	232,222
2018	84,244
Thereafter	265,118
Subtotal debt	741,188
Unamortized premium	2,999
Total debt (including unamortized premium)	$744,187

(1)	Scheduled maturities in 2016 include $49.0 million which represents the balance of the unsecured revolving credit facility drawn as of March 31, 2014.

We have no mortgage maturities until the second quarter of 2015 and it is our intent to repay these mortgages using cash, borrowings under our unsecured line of credit, or other sources of financing.

8.  Other Liabilities, net

Other liabilities consist of the following:

	March 31, 2014	December 31, 2013
	(In thousands)
Lease intangible liabilities, net	$39,324	$40,386
Cash flow hedge marked-to-market liability	2,436	2,297
Deferred liabilities	2,218	2,637
Tenant security deposits	2,887	2,940
Other, net	314	333
Other liabilities, net	$47,179	$48,593

The lease intangible liability relates to below-market leases that are being accreted over the applicable terms of the acquired leases, which resulted in an increase of revenue of $1.1 million and $0.4 million for the three months ended March 31, 2014 and 2013, respectively.

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

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of March 31, 2014.

	Total
	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Derivative assets - interest rate swaps	$1,683	$—	$1,683	$—
Derivative liabilities - interest rate swaps	$(2,436)	$—	$(2,436)	$—

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

Fixed rate debt (including variable rate debt swapped to fixed through derivatives) with carrying values of $619.1 million and $649.9 million as of March 31, 2014 and December 31, 2013, respectively, have fair values of approximately $622.0 million and $650.9 million, respectively.  Variable rate debt’s fair value is estimated to be the carrying values of $122.1 million and $100.1 million as of March 31, 2014 and December 31, 2013, respectively. We classify our debt as Level 2.

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

Equity Investments in Unconsolidated Joint Ventures

Our equity investments in unconsolidated joint ventures are subject to impairment testing on a nonrecurring basis if there is an indication that a decrease in the value of our investment has occurred that is other-than-temporary.  To estimate the fair value of properties held by unconsolidated entities, we use cash flow models, discount rates, and capitalization rates based upon assumptions of the rates that market participants would use in pricing the asset.  To the extent other-than-temporary impairment has occurred, we charge to expense the excess of the carrying value of the equity investment over its estimated fair value.  We classify other-than-temporarily impaired equity investments in unconsolidated entities as nonrecurring Level 3.

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

At March 31, 2014, we had seven interest rate swap agreements with an aggregate notional amount of $210.0 million that were designated as cash flow hedges.  The agreements provided for swapping one-month LIBOR interest rates ranging from 1.2% to 2.2% on $210.0 million of unsecured term loans and have expirations ranging from April 2016 to May 2020.

The following table summarizes the notional values and fair values of our derivative financial instruments as of March 31, 2014:

	Hedge	Notional	Fixed	Fair	Expiration
Underlying Debt	Type	Value	Rate	Value	Date
		(In thousands)		(In thousands)
Derivative Assets
Unsecured term loan facility	Cash Flow	$50,000	1.4600%	$1,683	05/2020

Derivative Liabilities
Unsecured term loan facility	Cash Flow	$75,000	1.2175%	$(1,132)	04/2016
Unsecured term loan facility	Cash Flow	30,000	2.0480%	(700)	10/2018
Unsecured term loan facility	Cash Flow	25,000	1.8500%	(373)	10/2018
Unsecured term loan facility	Cash Flow	5,000	1.8400%	(69)	10/2018
Unsecured term loan facility	Cash Flow	15,000	2.1500%	(97)	05/2020
Unsecured term loan facility	Cash Flow	10,000	2.1500%	(65)	05/2020
		$160,000		$(2,436)

The following table presents the fair values of derivative financial instruments in our condensed consolidated balance sheets as of March 31, 2014 and December 31, 2013, respectively:

	March 31, 2014		December 31, 2013
Derivatives designated as	Balance Sheet	Fair	Balance Sheet	Fair
hedging instruments	Location	Value	Location	Value
		(In thousands)		(In thousands)
Interest rate contracts - assets	Other assets	$1,683	Other assets	$2,244
Interest rate contracts - liabilities	Other liabilities	$(2,436)	Other liabilities	$(2,297)

The effect of derivative financial instruments on our condensed consolidated statements of operations for the three months ended March 31, 2014 and 2013 is summarized as follows:

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationship	Three Months Ended March 31,			Three Months Ended March 31,
	2014	2013		2014	2013
	(In thousands)			(In thousands)

Interest rate contracts - assets	$(561)	$—	Interest Expense	$(286)	$—
Interest rate contracts - liabilities	(138)	558	Interest Expense	(467)	(451)
Total	$(699)	$558	Total	$(753)	$(451)

11.   Earnings Per Common Share

The following table sets forth the computation of basic earnings per share (“EPS”):

	Three Months Ended March 31,
	2014	2013
	(In thousands, except per share data)
Income from continuing operations	$2,761	$4,827
Net income from continuing operations attributable to noncontrolling interest	(89)	(209)
Preferred share dividends	(1,812)	(1,812)
Allocation of continuing income to restricted share awards	(50)	(35)
Income from continuing operations attributable to RPT	$810	$2,771

Income from discontinued operations	—	447
Net income from discontinued operations attributable to noncontrolling interest	—	(16)
Allocation of discontinued (income) loss to restricted share awards	—	(4)
Income from discontinued operations attributable to RPT	—	427
Net income available to common shareholders	$810	$3,198

Weighted average shares outstanding, Basic	67,070	51,780

Income per common share, Basic
Continuing operations	$0.01	$0.05
Discontinued operations	—	0.01
Net income available to common shareholders	$0.01	$0.06

The following table sets forth the computation of diluted EPS:

	Three Months Ended March 31,
	2014	2013
	(In thousands, except per share data)
Income from continuing operations	$2,761	$4,827
Net income from continuing operations attributable to noncontrolling interest	(89)	(209)
Preferred share dividends	(1,812)	(1,812)
Allocation of continuing income to restricted share awards	(50)	(35)
Allocation of over distributed continuing income to restricted share awards	—	(4)
Income from continuing operations attributable to RPT	$810	$2,767

Income from discontinued operations	—	447
Net income from discontinued operations attributable to noncontrolling interest	—	(16)
Allocation of discontinued income to restricted share awards	—	(1)
Income from discontinued operations attributable to RPT	—	430
Net Income available to common shareholders	$810	$3,197

Weighted average shares outstanding, Basic	67,070	51,780
Stock options and restricted stock awards using the treasury method	244	432
Dilutive effect of securities (1)	—	—
Weighted average shares outstanding, Diluted	67,314	52,212

Income per common share, Diluted
Continuing operations	$0.01	$0.05
Discontinued operations	—	0.01
Net income available to common shareholders	$0.01	$0.06

(1)	The assumed conversion of preferred shares are anti-dilutive for all periods presented and accordingly, have been excluded from the weighted average common shares used to compute diluted EPS.

12.  Share-based Compensation Plans

As of March 31, 2014, we have one share-based compensation plan in effect.  The 2012 Omnibus Long-Term Incentive Plan (“2012 LTIP”) under which our compensation committee may grant, subject to the Company’s performance conditions as specified by the compensation committee, restricted shares, restricted share units, options and other awards to trustees, officers and other key employees.  The 2012 LTIP allows us to issue up to 2,000,000 shares of our common stock, units or stock options, of which 1,737,492 remain available for issuance.

In addition, as of March 31, 2014, we had 203,454 share awards that were granted under plans which terminated when the 2012 LTIP became effective.  These awards have various expiration dates through June 2017.

During the three months ended March 31, 2014, we had the following activity:

•
issued restricted stock related to the 2011 performance-based units.  The measurement period was January 1, 2011 through December 31, 2013 and measured our three-year shareholder return compared to our peer group.  Our rank in comparison to the peer group resulted in a grant of 159,424 shares of restricted stock.  Per the plan 50% vested on the date of the grant and the balance vest on the first anniversary of the date of the grant;

•
granted 114,114 shares of service-based restricted stock that vest over five years. The service-based awards are valued based on our closing stock price as of the grant date of March 1, 2014 and the expense is recognized on a graded vesting basis; and

•
granted performance-based cash awards that are earned subject to a future performance measurement based on a three-year shareholder return peer comparison (“the 2014 TSR Grant”).  If the performance criterion is met, the actual value of the grant earned will be determined and 50% of the award will be paid in cash immediately while the balance will be paid in cash the following year.

We recognized share-based compensation expense of $0.5 million for the three months ended March 31, 2014 and the three months ended March 31, 2013.

Pursuant to ASC 718 – Stock Compensation, we determine the grant date fair value of TSR Grants, and any subsequent re-measurements, based upon a Monte Carlo simulation model.   We will recognize the compensation expense ratably over the requisite service period.  We are required to re-value the cash awards at the end of each quarter using the same methodology as was used at the initial grant date and adjust the compensation expense accordingly.  If at the end of the three-year measurement period the performance criteria are not met, compensation expense previously recognized would be reversed.  Of the total recognized compensation expense, $0.6 million and $0.5 million related to the cash awards for the three months ended March 31, 2014 and 2013, respectively.

As of March 31, 2014, we had $7.0 million of total unrecognized compensation expense related to unvested restricted shares, options granted under our plans and performance based equity and cash awards.  This expense is expected to be recognized over a weighted-average period of 4.9 years.

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

As of March 31, 2014, we had a federal and state deferred tax asset of $10.4 million, and a valuation allowance of $10.1 million.  We believe that it is more likely than not that the results of future operations will generate sufficient taxable income to recognize the net deferred tax assets.  These future operations are primarily dependent upon the profitability of our TRSs, the timing and amounts of gains on land sales, and other factors affecting the results of operations of the TRSs.  The valuation allowances relate to net operating loss carry forwards and tax basis differences where there is uncertainty regarding their realizability.

We recorded income tax provisions of approximately $17,000 and $43,000 for the three months ended March 31, 2014 and 2013, respectively.

Sales Taxes

We collect various taxes from tenants and remit these amounts, on a net basis, to the applicable taxing authorities.

14.  Commitments and Contingencies

Construction Costs

In connection with the development and expansion of various shopping centers as of March 31, 2014, we had entered into agreements for construction costs of approximately $23.4 million.

Litigation

We are currently involved in certain litigation arising in the ordinary course of business; however, we do not believe that any of this litigation will have a material effect on our consolidated financial statements.

Leases

We lease office space for our corporate headquarters under an operating lease.  We also have operating leases for land at one of our shopping centers and a capital ground lease at our Gaines Marketplace Shopping Center.  Total amounts expensed relating to these leases was $0.3 million and $0.4 million for the the three months ended March 31, 2014 and 2013.

15.  Subsequent Events

We have evaluated subsequent events through the date that the condensed consolidated financial statements were issued.

Subsequent to March 31, 2014 we completed the sale of the Naples Towne Center located in Naples, Florida for $7.2 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements, including the respective notes thereto, which are included in this Form 10-Q.

Forward-Looking Statements

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements represent our expectations, plans or beliefs concerning future events and may be identified by terminology such as “may,” “will,” “should,” “believe,” “expect,” “estimate,” “anticipate,” “continue,” “predict” or similar terms.  Although the forward-looking statements made in this document are based on our good faith beliefs, reasonable assumptions and our best judgment based upon current information, certain factors could cause actual results to differ materially from those in the forward-looking statements, including: our success or failure in implementing our business strategy; economic conditions generally and in the commercial real estate and finance markets specifically; the cost and availability of capital, which depends in part on our asset quality and our relationships with lenders and other capital providers; our business prospects and outlook; changes in governmental regulations, tax rates and similar matters; our continuing to qualify as a REIT; and other factors discussed elsewhere in this document and our other filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2013.   Given these uncertainties, you should not place undue reliance on any forward-looking statements.  Except as required by law, we assume no obligation to update these forward-looking statements, even if new information becomes available in the future.

Overview

We are a fully integrated, self-administered, publicly-traded REIT which owns, develops, acquires, manages and leases community shopping centers located in strategic metropolitan markets throughout the Eastern, Midwestern and Central United States.  As of March 31, 2014, our property portfolio consists of 66 wholly owned shopping centers and one office building comprising approximately 13.2 million million square feet.  In addition, we are co-investor in and manager of two institutional joint ventures that own portfolios of shopping centers.  We own 20% of Ramco 450 Venture LLC, an entity that owns eight shopping centers comprising approximately 1.6 million square feet.  We own 30% of Ramco/Lion Venture L.P., an entity that owns three shopping centers comprising approximately 0.8 million square feet.  We also have ownership interests in two smaller joint ventures that each own a shopping center. In addition, we own three parcels of land held for development or available for sale and five parcels of land adjacent to certain of our existing developed properties located in Florida, Georgia, Michigan, Tennessee, and Virginia. Our core portfolio, which includes joint venture properties, was 95.8% leased at March 31, 2014.  Including properties in redevelopment or slated for redevelopment, our overall portfolio was 94.6% leased.

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

We continue to strengthen our balance sheet to allow financial and operational flexibility and recycle capital through strategic acquisitions and dispositions of our shopping center portfolio.  We accomplished the following activity during the three months ended March 31, 2014:

Operating Activity

For the combined portfolio, including wholly-owned and joint venture properties we:

•	Executed 29 new leases totaling 102,344 square feet with an average rental rate of $13.84 per square foot; and

•	Executed 69 renewal leases totaling 607,160 square feet with an average rental rate of $10.37 per square foot.

Investing Activity

Redevelopment or expansion projects currently in process include:

•
Redevelopment at Merchants' Square shopping center where we have executed a lease for a 37,000 square foot Flix Brewhouse to replace the former Hobby Lobby space. The total projected cost is estimated to be approximately $6.4 million and is expected to be completed by the second quarter of 2015;

•
Expansion at Village Plaza with a 55,000 square foot Hobby Lobby to replace existing vacant and small shop space and expansion by an additional 12,000 square feet. The total projected cost is estimated to be approximately $4.4 million and is expected to be completed by the first quarter of 2015;

•
Expansion at The Shoppes at Fox River II to include a 55,000 square foot Hobby Lobby, which opened in March 2014, an additional anchor and retail tenants. The total projected cost is estimated to be approximately $14.6 million and is expected to be completed by the third quarter of 2015; and

•
Expansion at Harvest Junction North on an adjacent 15.0 acres which will include approximately 25,000 square feet of new small shop retail, along with multiple ground leases and outparcel sales. The total projected cost is estimated to be approximately $7.1 million and is expected to be completed by the third quarter of 2015.

Financing Activity

Debt

During the three months ended March 31, 2014 we repaid the following mortgages:

•	The Auburn Mile in the amount of $6.6 million with an interest rate of 5.4%; and

•	Crossroads Centre in the amount of $23.2 million with an interest rate of 5.4%.

Equity

Through our controlled equity offering we have issued 0.9 million common shares, at an average share price of $16.36, and received approximately $15.0 million in net proceeds during the three months ended March 31, 2014.  As of March 31, 2014, there were 6.9 million shares remaining under this program.

Land Held for Development or Available for Sale

At March 31, 2014, we had two projects in pre-development and various parcels of land held for development or available for sale.  It is our policy to start vertical construction on new development projects only after the project has received entitlements, significant anchor commitments and construction financing, if appropriate.

Construction continues on Lakeland Park Center adjacent to our existing Shoppes of Lakeland shopping center in Lakeland, Florida. Lakeland Park Center is being developed in two phases. Phase I consists of approximately 210,000 square feet of retail space. The total expected cost, excluding land cost, is approximately $34.3 million, net of outparcel land sales. Phase I is expected to be completed by the fourth quarter of 2014.

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

Accounting Policies and Estimates

Our 2013 Annual Report on Form 10-K contains a description of our critical accounting policies, including initial adoption of accounting policies, revenue recognition and accounts receivable, real estate investment, off balance sheet arrangements, fair value measurements and deferred charges.  For the three months ended March 31, 2014, there were no material changes to these policies, except for the presentation changes related to our adoption of the provisions of ASU 2014-08.

Comparison of three months ended March 31, 2014 to 2013

The following summarizes certain line items from our unaudited condensed consolidated statements of operations which we believe are important in understanding our operations and/or those items which have significantly changed in the three months ended March 31, 2014 as compared to the same period in 2013:

	Three Months Ended March 31,
	2014	2013	Dollar Change	Percent Change
	(In thousands)
Total revenue	$50,133	$33,938	$16,195	47.7%
Recoverable operating and real estate tax expense	13,526	8,694	4,832	55.6%
Other non-recoverable operating expense	849	737	112	15.2%
Depreciation and amortization	17,741	10,777	6,964	64.6%
General and administrative expense	5,614	5,500	114	2.1%
Other expense, net	(133)	(136)	3	(2.2)%
Gain on sale of real estate	—	3,582	(3,582)	NM
Loss from unconsolidated joint ventures	(1,607)	(5,674)	4,067	(71.7)%
Interest expense	(7,599)	(6,073)	(1,526)	25.1%
Amortization of deferred financing fees	(403)	(341)	(62)	18.2%
Deferred gain recognized on real estate	117	5,282	(5,165)	NM
Income tax provision	(17)	(43)	26	NM
Income from discontinued operations	—	447	(447)	NM
Net income attributable to noncontrolling partner interest	(89)	(225)	136	NM
Preferred share dividends	(1,812)	(1,812)	—	—
Net income available to common shareholders	$860	$3,237	$(2,377)	(73.4)%

NM - Not meaningful

Total revenue for the three months ended March 31, 2014, increased $16.2 million, or 47.7%, from 2013.  The increase is primarily due to the following:

•	$9.5 million increase related to the Clarion Acquisition completed in March 2013;

•	$6.4 million increase related to other acquisitions completed in 2013;

•	$0.4 million increase related to the completion of Phase I of the Parkway Shops development; and

•	higher lease termination income of $0.4 million; offset by

•	lower fee income of $0.4 million due to our acquisition of the Clarion properties from a joint venture in which we hold a 30% interest; and

•	$0.2 million decrease related to properties that are under redevelopment

Recoverable operating expense and real estate taxes for the three months ended March 31, 2014 increased $4.8 million, or 55.6%, from 2013.  The increase was primarily due to following:

•	$4.2 million increase in real estate taxes and recoverable operations expenses related to our 2013 acquisitions; and

•	$0.4 million increase in recoverable operating expenses at existing centers primarily due to higher snow removal costs.

Depreciation and amortization expense for the three months ended March 31, 2014 increased $7.0 million, or 64.6%, from 2013.  The increase was primarily due to our 2013 acquisitions and the amortization of the related lease origination costs associated with the acquired properties.

In 2013 we recognized a gain on sale of real estate of $3.6 million primarily due to the sale of land at our Roseville Towne Center. There were no land sales during the first quarter of 2014.

Loss from unconsolidated joint ventures for the three months ended March 31, 2014 decreased $4.1 million from 2013.  In March 2013 we acquired our partner’s 70% interest in 12 shopping centers held in the Ramco/Lion Venture LP which generated a loss of which our share was approximately $6.4 million.

Interest expense for the three months ended March 31, 2014 increased $1.5 million from 2013 primarily due to the following:

•	$1.1 million increase related to the issuance of senior unsecured notes in July 2013;

•	$0.5 million increase related to an increase in term loan balances as of December 2013; and

•	higher average balances on our revolving credit facility; offset in part by

•	$0.1 million decrease interest related to our junior subordinated notes that converted from a fixed interest rate of 7.9% to a variable interest rate of LIBOR plus 3.3% (3.5% at March 31, 2014); and

•	increased capitalized interest due to our development projects.

Liquidity and Capital Resources

Through our controlled equity offering we have issued 0.9 million common shares, at an average share price of $16.36, and received approximately $15.0 million in net proceeds during the three months ended March 31, 2014.  As of March 31, 2014, there were 6.9 million shares remaining under this program.

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

At March 31, 2014, we had $5.3 million and $4.3 million in cash and cash equivalents and restricted cash, respectively.  Restricted cash was comprised primarily of funds held in escrow to pay real estate taxes, insurance premiums, and certain capital expenditures.

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

Our next scheduled debt maturities are in the second quarter of 2015.  As opportunities arise and market conditions permit, we will continue to pursue the strategy of selling mature properties or non-core assets that no longer meet our investment criteria.  Our ability to obtain acceptable selling prices and satisfactory terms and financing will impact the timing of future sales.  We anticipate using net proceeds from the sale of properties to reduce outstanding debt and support future growth initiatives.

Long-Term Liquidity Requirements

Our long-term liquidity needs consist primarily of funds necessary to pay indebtedness at maturity, potential acquisitions of properties, redevelopment of existing properties, the development of land held and non-recurring capital expenditures.

As of March 31, 2014, $184.0 million was available to be borrowed under our unsecured revolving credit facility subject to continuing compliance with maintenance covenants that may affect availability.

For the three months ended March 31, 2014, our cash flows were as follows compared to the same period in 2013:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Cash provided by operating activities	$20,649	$14,920
Cash used in investing activities	(12,438)	(150,904)
Cash (used in) provided by financing activities	(8,732)	143,224

Operating Activities

Net cash flow increased $5.7 million in 2014 compared to 2013 primarily due to:

•	net operating income increased $10.3 million as a result of our acquisitions (net of dispositions) and leasing activity at our shopping centers; offset by

•	a decrease in accounts payable and other liabilities of approximately $4.6 million

•
an increase in interest expense of approximately $1.5 million due to the issuance of senior unsecured notes in July 2013 and additional term loan balances offset by reduced interest rates on our junior subordinated notes.

Investing Activities

Net cash used for investing activities decreased $138.5 million compared to 2013 primarily due to:

•	in 2013 we used $142.9 million (net of disposition proceeds) to acquire 15 properties; and

•	in 2014 development and capital expenditures increased $4.9 million primarily due to the ongoing construction of Phase I of Lakeland Park Center.

Financing Activities

Cash flows used in financing activities were $8.7 million as compared to cash provided by of $143.2 million in 2013.  This difference of $152.0 million is primarily explained by:

•	decreased proceeds of $151.1 million from common stock issued. In 2013 we completed an underwritten public offering to fund a portion of the acquisitions made during the first quarter;

•
higher cash dividends to common shareholders by $4.4 million due to the increase in the number of common shares outstanding and a 11.4% increase in our quarterly dividend compared to the comparable period in 2013; offset by

•	a conversion of OP units for cash of $1.2 million in 2013.

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

On February 25, 2014, our Board of Trustees declared a quarterly cash dividend distribution of $0.1875 per common share paid to common shareholders of record on March 20, 2014, an 11.4% increase from the same period in 2013.  Future dividends will be declared at the discretion of our Board of Trustees.  On an annual basis, we intend to make distributions to shareholders of at least 90% of our REIT taxable income, excluding net capital gains, in order to maintain qualification as a REIT.  On an annualized basis, our current dividend is above our estimated minimum required distribution.

Distributions paid by us are funded from cash flows from operating activities. To the extent that cash flows from operating activities are insufficient to pay total distributions for any period, alternative funding sources may be used.  Examples of alternative funding sources may include proceeds from sales of real estate and bank borrowings.  Although we may use alternative sources of cash to fund distributions in a given period, we expect that distribution requirements for an entire year will be met with cash flows from operating activities.  Additionally, we declared a quarterly cash dividend of $0.90625 per preferred share to preferred shareholders of record on March 20, 2014, unchanged from the dividend declared for the same period in 2013.

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Cash provided by operating activities	$20,649	$14,920

Cash distributions to preferred shareholders	$(1,812)	$(1,812)
Cash distributions to common shareholders	(12,578)	(8,179)
Cash distributions to operating partnership unit holders	(422)	(399)
Total distributions	(14,812)	(10,390)

Surplus	$5,837	$4,530

For the three months ended March 31, 2014, we issued 0.9 million common shares through our controlled equity offering generating $15.0 million in net proceeds, after sales commissions and fees of $0.2 million.  We used the net proceeds for general corporate purposes including the repayment of debt.  We have registered up to 8.0 million common shares for issuance from time to time, in our sole discretion, through our controlled equity offering sales agreement, of which 6.9 million shares remained unsold as of March 31, 2014.  The shares issued in the controlled equity offering are registered with the Securities and Exchange Commission (“SEC”) on our registration statement on Form S-3 (No. 333-174805).

Debt

At March 31, 2014, we had seven interest rate swap agreements in effect for an aggregate notional amount of $210 million converting a portion of our floating rate corporate debt to fixed rate debt.  After taking into account the impact of converting our variable rate debt to fixed rate debt by use of the interest rate swap agreements, at March 31, 2014, we had $122.1 million variable rate debt outstanding.

At March 31, 2014, we had $299.1 million of fixed rate mortgage loans encumbering certain consolidated properties.  Such mortgage loans are non-recourse, subject to certain exceptions for which we would be liable for any resulting losses incurred by the lender. These exceptions vary from loan to loan but generally include fraud or a material misrepresentation, misstatement or omission by the borrower, intentional or grossly negligent conduct by the borrower that harms the property or results in a loss to the lender, filing of a bankruptcy petition by the borrower, either directly or indirectly, and certain environmental liabilities.  In addition, upon the occurrence of certain of such events, such as fraud or filing of a bankruptcy petition by the borrower, we would be liable for the entire outstanding balance of the loan, all interest accrued thereon and certain other costs, penalties and expenses.

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

As of March 31, 2014, we had four equity investments in unconsolidated joint venture entities in which we owned 30% or less of the total ownership interest and accounted for these entities under the equity method.  Refer to Note 5 of the notes to the condensed consolidated financial statements for more information.

We have a 20% ownership interest in our Ramco 450 joint venture which is a portfolio of eight properties totaling 1.6 million square feet of GLA.  As of March 31, 2014, the properties in the portfolio had consolidated equity of $136.3 million.  Our total investment in the venture at March 31, 2014 was $17.0 million.  The Ramco 450 joint venture has total debt obligations of approximately $140.6 million, with maturity dates ranging from 2015 through 2023.  Our proportionate share of the total debt is $28.1 million. Such debt is non-recourse to the venture, subject to carve-outs customary to such types of mortgage financing.

We have a 30% ownership interest in our Ramco Lion joint venture which is a portfolio of three properties with 0.8 million square feet of GLA . As of March 31, 2014, the properties had consolidated equity of $57.9 million. Our total investment in the venture at March 31, 2014 was $8.8 million. The Ramco Lion joint venture has one property with a mortgage payable obligation of approximately $30.4 million with maturity date of October 2015.  Our proportionate share of the total debt is $9.1 million.  Such debt is non-recourse to the venture, subject to carve-outs customary to such types of mortgage financing.

We also have a 7% ownership interest in two smaller joint ventures that each own one property.  As of March 31, 2014, the properties had consolidated equity of $45.0 million and our total investment in these ventures was $2.7 million.

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

Contractual Obligations

The following are our contractual cash obligations as of March 31, 2014:

	Payments due by period
Contractual Obligations	Total	Less than 1 year (1)	1-3 years	3-5 years	More than 5 years
	(In thousands)
Mortgages and notes payable:
Scheduled amortization	$20,459	$2,644	$7,912	$4,235	$5,668
Payments due at maturity	720,729	—	381,270	85,195	254,264
Total mortgages and notes payable (2)	741,188	2,644	389,182	89,430	259,932
Interest expense (3)	163,321	24,029	75,663	26,885	36,744
Employment contracts	510	510	—	—	—
Capital lease (4)	5,786	5,786	—	—	—
Operating leases	3,247	419	1,405	817	606
Construction commitments	23,403	23,403	—	—	—
Total contractual obligations	$937,455	$56,791	$466,250	$117,132	$297,282

(1)	Amounts represent balance of obligation for the remainder of 2014.

(2)	Excludes $3.0 million of unamortized mortgage debt premium.

(3)	Variable-rate debt interest is calculated using rates at March 31, 2014.

(4)
99 year ground lease expires September 2103.  However, an anchor tenant’s exercise of its option to purchase its parcel in October 2014 would require us to purchase the real estate that is subject to the ground lease.

We anticipate that the combination of cash on hand, cash provided from operating activities, the availability under our credit facility ($184 million at March 31, 2014 subject to compliance with covenants), our access to the capital markets, and the sale of existing properties will satisfy our expected working capital requirements through at least the next 12 months.  Although we believe that the combination of factors discussed will provide sufficient liquidity, no assurance can be given.

At March 31, 2014, we did not have any contractual obligations that required or allowed settlement, in whole or in part, with consideration other than cash.

Mortgages and notes payable

See the analysis of our debt included in “Liquidity and Capital Resources.”

Employment Contracts

At March 31, 2014, we had employment contracts with our Chief Executive Officer and Chief Financial Officer that contain minimum guaranteed compensation.  All other employees are subject to at-will employment.

Operating and Capital Leases

We lease office space for our corporate headquarters under an operating lease.  We also have operating leases for land at one of our shopping centers and a capital ground lease at our Gaines Marketplace shopping center that provides the option to purchase the land parcel in October 2014 for approximately $5.0 million.

Construction Costs

In connection with the development and expansion of various shopping centers as of March 31, 2014, we have entered into agreements for construction activities with an aggregate cost of approximately $23.4 million.

Planned Capital Spending

We are focused on our core strengths of enhancing the value of our existing portfolio of shopping centers through successful leasing efforts and the completion of our redevelopment projects currently in process.

In addition to the construction agreements of approximately $23.4 million we have entered into as of March 31, 2014, we anticipate spending an additional $15.3 million for the remainder of 2014 for redevelopment projects, tenant improvements, and leasing costs.  Estimates for future spending will change as new projects are approved.

Disclosures regarding planned capital spending, including estimates regarding timing of tenant openings, capital expenditures and occupancy are forward-looking statements and certain significant factors discussed elsewhere in this document and our other filings with the SEC, including our Annual Report on Form 10-K could cause the actual results to differ materially.

Capitalization

At March 31, 2014 our total market capitalization was $2.0 billion and is detailed below:

(in thousands)
Net debt (including property-specific mortgages, unsecured revolving credit facility, term loans and capital lease obligation net of $5.3 million in cash)	$741,513
Common shares, OP units, and dilutive securities based on market price of $16.30 at March 31, 2014	1,145,499
Convertible perpetual preferred shares based on market price of $60.25 at March 31, 2014	120,500
Total market capitalization	$2,007,512

Net debt to total market capitalization	36.9%

Outstanding letters of credit issued under the credit facility totaled approximately $7.0 million at March 31, 2014.

At March 31, 2014, the non-controlling interest in the Operating Partnership represented a 3.2% ownership in the Operating Partnership.  The OP Units may, under certain circumstances, be exchanged for our common shares of beneficial interest on a one-for-one basis.  We, as sole general partner of the Operating Partnership, have the option, but not the obligation, to settle exchanged OP Units held by others in cash based on the current trading price of our common shares of beneficial interest.  Assuming the exchange of all OP Units, there would have been 70,032,196 of our common shares of beneficial interest outstanding at March 31, 2014, with a market value of approximately $1.1 billion.

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

Funds from Operations

We consider funds from operations, also known as “FFO” to be an appropriate supplemental measure of the financial performance of an equity REIT.  Under the NAREIT definition, FFO represents net income available to common shareholders, excluding extraordinary items, as defined under accounting principles generally accepted in the United States of America (“GAAP”), gains (losses) on sales of depreciable property and impairment provisions on depreciable property and equity investments in depreciable property, plus real estate related depreciation and amortization (excluding amortization of financing costs), and adjustments for unconsolidated partnerships and joint ventures.

Also, we consider "Operating FFO" a meaningful, additional measure of financial performance because it excludes periodic items such as impairment provisions on land available for sale, bargain purchase gains, and gains or losses on extinguishment of debt that are not adjusted under the current NAREIT definition of FFO. We provide a reconciliation of FFO to Operating FFO. FFO and Operating FFO should not be considered alternatives to GAAP net income available to common shareholders or as alternatives to cash flow as a measure of liquidity.

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

	Three Months Ended March 31,
	2014	2013

Net income available to common shareholders	$860	$3,237
Adjustments:
Rental property depreciation and amortization expense	17,614	10,854
Pro-rata share of real estate depreciation from unconsolidated joint ventures	2,763	1,600
Loss on sale of joint venture depreciable real estate (1)	—	6,365
Deferred gain recognized on real estate	(117)	(5,282)
Noncontrolling interest in Operating Partnership (2)	89	225
Subtotal	21,209	16,999
Add preferred share dividends (assumes if converted)	1,812	1,812
FFO	$23,021	$18,811

Gain on extinguishment of joint venture debt (1)	(106)	—
Operating FFO	$22,915	$18,811

Weighted average common shares	67,070	51,780
Shares issuable upon conversion of Operating Partnership Units(2)	2,252	2,270
Dilutive effect of securities	244	432
Shares issuable upon conversion of preferred shares	6,940	6,940
Weighted average equivalent shares outstanding, diluted	76,506	61,422

FFO, per diluted share	$0.30	$0.31
Operating FFO, per diluted share	$0.30	$0.31

(1)	Amount included in loss from unconsolidated joint ventures.

(2)	The total non-controlling interest reflects OP units convertible 1:1 into common shares.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We have exposure to interest rate risk on our variable rate debt obligations.  Based on market conditions, we may manage our exposure to interest rate risk by entering into interest rate swap agreements to hedge our variable rate debt.  We are not subject to any foreign currency exchange rate risk or commodity price risk, or other material rate or price risks.  Based on our debt and interest rates and interest rate swap agreements in effect at March 31, 2014, a 100 basis point change in interest rates would impact our future earnings and cash flows by approximately $1.2 million annually.  We believe that a 100 basis point increase in interest rates would decrease the fair value of our total outstanding debt by approximately $6.7 million at March 31, 2014.

We had interest rate swap agreements with an aggregate notional amount of $210.0 million as of March 31, 2014.  The agreements provided for swapping one-month LIBOR interest rates ranging from 1.2% to 2.2% and had expirations ranging from April 2016 to May 2020.  The following table sets forth information as of March 31, 2014 concerning our long-term debt obligations, including principal cash flows by scheduled amortization payment and scheduled maturity, weighted average interest rates of maturing amounts and fair market value:

	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
(In thousands)
Fixed-rate debt	$2,644	$85,250	$22,710	$187,222	$84,244	$236,993	$619,063	$622,049
Average interest rate	5.7%	5.3%	5.9%	4.4%	4.1%	4.3%	4.5%	4.8%
Variable-rate debt	$—	$—	$49,000	$45,000	$—	$28,125	$122,125	$122,125
Average interest rate	—	—	1.8%	1.8%	—	3.5%	2.2%	2.2%

We estimated the fair value of our fixed rate mortgages using a discounted cash flow analysis, based on borrowing rates for similar types of borrowing arrangements with the same remaining maturity.  Considerable judgment is required to develop estimated fair values of financial instruments.  The table incorporates only those exposures that exist at March 31, 2014 and does not consider those exposures or positions which could arise after that date or firm commitments as of such date.  Therefore, the information presented therein has limited predictive value.  Our actual interest rate fluctuations will depend on the exposures that arise during the period and on market interest rates at that time.

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

We carried out an assessment as of March 31, 2014 of the effectiveness of the design and operation of our disclosure controls and procedures.  This assessment was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.  Based on such evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that such disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2014.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are currently involved in certain litigation arising in the ordinary course of business; however, we do not believe that any of this litigation will have a material effect on our consolidated financial statements. There are no material pending governmental proceedings.

Item 1A.  Risk Factors

You should review our Annual Report on Form 10-K for the year ended December 31, 2013 which contains a detailed description of risk factors that may materially affect our business, financial condition or results of operations.

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

RAMCO-GERSHENSON PROPERTIES TRUST

Date: April 29, 2014	By:/s/ DENNIS GERSHENSON Dennis Gershenson President and Chief Executive Officer (Principal Executive Officer)

Date: April 29, 2014	By: /s/ GREGORY R. ANDREWS Gregory R. Andrews Chief Financial Officer (Principal Financial and Accounting Officer)