Form 10-Q
period 2014-06-30
RAMCO GERSHENSON PROPERTIES TRUST
filed 2014-07-30
CIK 842183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended June 30, 2014

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

Yes   ☐                       No  ☒

Number of common shares of beneficial interest ($0.01 par value) of the registrant outstanding as of July 23, 2014: 70,662,513

PART 1 – FINANCIAL INFORMATION
Item 1.  Unaudited Condensed Consolidated Financial Statements

RAMCO-GERSHENSON PROPERTIES TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Income producing properties, at cost:
Land	$285,072	$284,686
Buildings and improvements	1,337,422	1,340,531
Less accumulated depreciation and amortization	(269,575)	(253,292)
Income producing properties, net	1,352,919	1,371,925
Construction in progress and land available for development or sale	115,462	101,974
Net real estate	1,468,381	1,473,899
Equity investments in unconsolidated joint ventures	28,663	30,931
Cash and cash equivalents	33,085	5,795
Restricted cash	14,915	3,454
Accounts receivable (net of allowance for doubtful accounts of $2,217 and $2,351 as of June 30, 2014 and December 31, 2013, respectively)	10,716	9,648
Other assets, net	118,139	128,521
TOTAL ASSETS	$1,673,899	$1,652,248

LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable:
Senior unsecured notes payable	$420,000	$365,000
Mortgages payable	301,029	333,049
Unsecured revolving credit facility	—	27,000
Junior subordinated notes	28,125	28,125
Total notes payable	749,154	753,174
Capital lease obligation	5,510	5,686
Accounts payable and accrued expenses	38,104	32,026
Other liabilities	46,631	48,593
Distributions payable	15,406	14,809
TOTAL LIABILITIES	854,805	854,288

Commitments and Contingencies

Ramco-Gershenson Properties Trust ("RPT") Shareholders' Equity:
Preferred shares, $0.01 par, 2,000 shares authorized: 7.25% Series D Cumulative Convertible Perpetual Preferred Shares, (stated at liquidation preference $50 per share), 2,000 shares issued and outstanding as of June 30, 2014 and December 31, 2013	$100,000	$100,000
Common shares of beneficial interest, $0.01 par, 120,000 shares authorized, 69,937 and 66,669 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	699	667
Additional paid-in capital	1,008,913	959,183
Accumulated distributions in excess of net income	(315,668)	(289,837)
Accumulated other comprehensive (loss) income	(1,925)	84
TOTAL SHAREHOLDERS' EQUITY ATTRIBUTABLE TO RPT	792,019	770,097
Noncontrolling interest	27,075	27,863
TOTAL SHAREHOLDERS' EQUITY	819,094	797,960

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,673,899	$1,652,248

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
REVENUE
Minimum rent	$37,054	$31,946	$73,321	$56,234
Percentage rent	5	20	153	115
Recovery income from tenants	11,857	9,772	24,104	18,000
Other property income	578	491	1,539	1,014
Management and other fee income	436	473	946	1,277
TOTAL REVENUE	49,930	42,702	100,063	76,640

EXPENSES
Real estate taxes	7,347	5,769	14,714	10,334
Recoverable operating expense	5,739	4,709	11,898	8,838
Other non-recoverable operating expense	835	730	1,684	1,467
Depreciation and amortization	23,658	14,551	41,399	25,328
General and administrative expense	5,619	5,634	11,233	11,134
TOTAL EXPENSES	43,198	31,393	80,928	57,101

OPERATING INCOME	6,732	11,309	19,135	19,539

OTHER INCOME AND EXPENSES
Other expense, net	(239)	(180)	(372)	(316)
Gain on sale of real estate	2,672	332	2,672	3,914
Earnings (loss) from unconsolidated joint ventures	816	260	(791)	(5,414)
Interest expense	(7,632)	(7,296)	(15,231)	(13,369)
Amortization of deferred financing fees	(370)	(346)	(773)	(687)
Deferred gain recognized on real estate	—	—	117	5,282
Loss on extinguishment of debt	(860)	—	(860)	—
INCOME FROM CONTINUING OPERATIONS BEFORE TAX	1,119	4,079	3,897	8,949
Income tax benefit (provision)	1	13	(16)	(30)
INCOME FROM CONTINUING OPERATIONS	1,120	4,092	3,881	8,919

DISCONTINUED OPERATIONS
Gain on sale of real estate	—	1,537	—	1,537
Income from discontinued operations	—	153	—	600
INCOME FROM DISCONTINUED OPERATIONS	—	1,690	—	2,137

NET INCOME	1,120	5,782	3,881	11,056
Net income attributable to noncontrolling partner interest	(34)	(208)	(123)	(433)
NET INCOME ATTRIBUTABLE TO RPT	1,086	5,574	3,758	10,623
Preferred share dividends	(1,813)	(1,813)	(3,625)	(3,625)
NET (LOSS) INCOME AVAILABLE TO COMMON SHAREHOLDERS	$(727)	$3,761	$133	$6,998

(LOSS) EARNINGS PER COMMON SHARE, BASIC
Continuing operations	$(0.01)	$0.03	$—	$0.08
Discontinued operations	—	0.03	—	0.04
	$(0.01)	$0.06	$—	$0.12
(LOSS) EARNINGS PER COMMON SHARE, DILUTED
Continuing operations	$(0.01)	$0.03	$—	$0.08
Discontinued operations	—	0.03	—	0.04
	$(0.01)	$0.06	$—	$0.12
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	68,853	59,911	67,966	55,867
Diluted	69,097	60,319	68,209	56,277
		.
OTHER COMPREHENSIVE (LOSS) INCOME
Net income	$1,120	$5,782	$3,881	$11,056
Other comprehensive (loss) income:
(Loss) gain on interest rate swaps	(1,377)	4,118	(2,076)	4,676
Comprehensive (loss) income	(257)	9,900	1,805	15,732
Comprehensive loss (income) attributable to noncontrolling interest	44	(147)	67	(171)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO RPT	$(213)	$9,753	$1,872	$15,561

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
For the six months ended June 30, 2014
(In thousands)
(Unaudited)

	Shareholders' Equity of Ramco-Gershenson Properties Trust
	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Shareholders’ Equity
Balance, December 31, 2013	$100,000	$667	$959,183	$(289,837)	$84	$27,863	$797,960
Issuance of common shares	—	30	49,860	—	—	—	49,890
Share-based compensation and other expense, net of shares withheld for employee taxes	—	2	(130)	—	—	—	(128)
Dividends declared to common shareholders	—	—	—	(25,791)	—	—	(25,791)
Dividends declared to preferred shareholders	—	—	—	(3,625)	—	—	(3,625)
Distributions declared to noncontrolling interests	—	—	—	—	—	(844)	(844)
Dividends declared to deferred shares	—	—	—	(173)	—	—	(173)
Other comprehensive income adjustment	—	—	—	—	(2,009)	(67)	(2,076)
Net income	—	—	—	3,758	—	123	3,881
Balance, June 30, 2014	$100,000	$699	$1,008,913	$(315,668)	$(1,925)	$27,075	$819,094

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAMCO GERSHENSON PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
OPERATING ACTIVITIES
Net income	$3,881	$11,056
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including discontinued operations	41,398	25,684
Amortization of deferred financing fees, including discontinued operations	773	687
Income tax provision	16	30
Loss from unconsolidated joint ventures	791	5,414
Distributions received from operations of unconsolidated joint ventures	1,353	1,798
Loss on extinguishment of debt, including discontinued operations	860	—
Deferred gain recognized on real estate	(117)	(5,282)
Gain on sale of real estate, including discontinued operations	(2,672)	(5,451)
Amortization of premium on mortgages, net	(347)	(186)
Share-based compensation expense	1,060	1,076
Long-term incentive cash compensation expense	1,071	700
Changes in assets and liabilities:
Accounts receivable, net	(1,068)	660
Other assets, net	675	202
Accounts payable, accrued expenses and other liabilities	526	7,151
Net cash provided by operating activities	48,200	43,539

INVESTING ACTIVITIES
Acquisition of real estate, net of assumed debt	$—	$(202,096)
Development and capital improvements	(34,776)	(18,196)
Net proceeds from sales of real estate	9,883	18,960
Distributions from sale of joint venture property	—	1,687
Increase in restricted cash	(11,461)	(940)
Investment in unconsolidated joint ventures	—	(4,979)
Net cash used in investing activities	(36,354)	(205,564)

FINANCING ACTIVITIES
Proceeds on mortgages and notes payable	$175,000	$160,000
Repayment of mortgages and notes payable	(151,672)	(116,064)
Net repayments on revolving credit facility	(27,000)	(37,000)
Payment of deferred financing costs	(762)	(1,319)
Proceeds from issuance of common stock	49,890	178,295
Repayment of capitalized lease obligation	(176)	(166)
Conversion of operating partnership units for cash	—	(1,207)
Dividends paid to preferred shareholders	(3,625)	(3,625)
Dividends paid to common shareholders	(25,367)	(18,302)
Distributions paid to operating partnership unit holders	(844)	(778)
Net cash provided by financing activities	15,444	159,834

Net change in cash and cash equivalents	27,290	(2,191)
Cash and cash equivalents at beginning of period	5,795	4,233
Cash and cash equivalents at end of period	$33,085	$2,042

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY
Assumption of debt related to acquisitions	$—	$158,767

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest (net of capitalized interest of $884 and $457 in 2014 and 2013, respectively)	$16,284	$13,811
Cash paid for federal income taxes	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Organization and Basis of Presentations

Organization

Ramco-Gershenson Properties Trust, together with its subsidiaries (the “Company” or "RPT"), is a real estate investment trust (“REIT”) engaged in the business of owning, developing, redeveloping, acquiring, managing and leasing community shopping centers in strategic metropolitan markets throughout the Eastern, Midwestern and Central United States.  As of June 30, 2014, our property portfolio consists of 65 wholly owned shopping centers and one office building comprising approximately 13.0 million square feet.  In addition, we are co-investor in and manager of two institutional joint ventures that own portfolios of shopping centers.  We own 20% of Ramco 450 Venture LLC, an entity that owns eight shopping centers comprising approximately 1.6 million square feet.  We own 30% of Ramco/Lion Venture L.P., an entity that owns three shopping centers comprising approximately 0.8 million square feet. We also have ownership interests in two smaller joint ventures that each own a shopping center.  In addition, we own interests in three parcels of land available for development or sale and five parcels of land adjacent to certain of our existing developed properties located in Florida, Georgia, Michigan, Tennessee, and Virginia.  Most of our properties are anchored by supermarkets and/or national chain stores.  The Company’s credit risk, therefore, is concentrated in the retail industry.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and our majority owned subsidiary, the Operating Partnership, Ramco-Gershenson Properties, L.P. (96.9% and 96.8% owned by the Company at June 30, 2014 and December 31, 2013, respectively), and all wholly-owned subsidiaries, including entities in which we have a controlling financial interest.  We have elected to be a REIT for federal income tax purposes.  All intercompany balances and transactions have been eliminated in consolidation.  The information furnished is unaudited and reflects all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.  These condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Recent Accounting Pronouncements

In June 2014, the FASB issued Accounting Standards Update No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”). The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Accounting Standards Codification Topic No. 718, “Compensation — Stock Compensation” (“ASC 718”), as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments in ASU 2014-12 are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in ASU 2014-12 either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. We believe the adoption of this guidance will not have a material effect on our consolidated financial statements.

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09 "Revenue from Contract with Customers" as a new Topic, Accounting Standards Codification ("ASC") Topic 606. The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new standard, companies will perform a five-step analysis of transactions to determine when and how revenue is recognized. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics is the FASB ASC. This ASU is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2016 and shall be applied using either a full retrospective or modified retrospective approach. Early adoption is not permitted. We are currently evaluating the guidance and have not determined the impact this standard may have on the consolidated financial statements nor decided upon the method of adoption.

In April 2014, FASB issued ASU 2014-08 "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" which amends the requirements for reporting discontinued operations. Under ASU 2014-08, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results. For public entities, ASU 2014-08 is effective prospectively for fiscal years beginning after December 15, 2014; however, early adoption is permitted, but only for disposals or classifications as held for sale that have not been reported in financial statements previously issued or available for issuance. We adopted the provisions of ASU 2014-08 beginning with the period ended March 31, 2014, and have applied the provisions prospectively.

Prior to the adoption of ASU 2014-08, the results of operations for operating properties sold or held for sale during the reported periods were shown under Discontinued Operations on the Consolidated Statements of Operations. Beginning with the period ended March 31, 2014, in general, our activity related to individual sales of properties wholly-owned or co-owned with joint ventures will no longer be classified as Discontinued Operations.

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

Land available for development or sale includes real estate projects where vertical construction has yet to commence, but which have been identified by us and are available for future development when market conditions dictate the demand for a new shopping center. The viability of all projects under construction or development, including those owned by unconsolidated joint ventures, is regularly evaluated under applicable accounting requirements, including requirements relating to abandonment of assets or changes in use.  Land available for development or sale was $70.4 million and $68.5 million at June 30, 2014 and December 31, 2013, respectively.

Construction in progress represents existing development, redevelopment and tenant build-out projects.  When projects are substantially complete and ready for their intended use, balances are transferred to land or building and improvements as appropriate.  Construction in progress was $45.1 million and $33.5 million at June 30, 2014 and December 31, 2013, respectively.

The increase in construction in progress from December 31, 2013 to June 30, 2014 was due primarily to tenant build-outs at various projects as well as ongoing development of Phase I of Lakeland Park Center, located adjacent to our existing Shoppes of Lakeland shopping center in Lakeland, Florida.

3.  Property Acquisitions and Dispositions

Acquisitions

There were no acquisitions during the six months ended June 30, 2014. See Note 15 Subsequent Events for additional information regarding acquisitions.

Dispositions

The following table provides a summary of our disposition activity for the six months ended June 30, 2014:

					Gross
Property Name	Location	GLA	Acreage	Date Sold	Sales Price	Debt Repaid	Gain (loss) on Sale
		(In thousands)			(In thousands)

The Town Center at Aquia - El Gran Charro Outparcel	Stafford, VA	6	N/A	05/28/14	$1,730	$—	$123
Naples Towne Centre	Naples, FL	135	N/A	04/17/14	7,150	—	2,343
Total consolidated income producing dispositions		141			$8,880	$—	$2,466

Parkway Phase I - Express Oil Change Outparcel	Jacksonville, FL	N/A	0.7	06/13/14	$680	$—	$215
Hartland - Taco Bell Outparcel	Hartland, MI	N/A	0.8	05/01/14	650	$—	$(9)
Total consolidated land / outparcel dispositions			1.5		$1,330	$—	$206
Total consolidated dispositions		141	1.5		$10,210	$—	$2,672

Pursuant to the criteria established under ASC 360, Property, Plant, and Equipment, we will classify properties as held for sale when executed purchase and sales agreement contingencies have been satisfied thereby signifying that the sale is legally binding and we are able to conclude that the sale of the property within one year is probable. Pursuant to our adoption of ASU 2014-08 the results of operations of properties classified as held for sale will not be classified as Discontinued Operations in the Condensed Consolidated Statements of Operations. As of June 30, 2014 and 2013, we did not have any properties held for sale.

4.  Discontinued Operations

We have adopted the provisions of ASU 2014-08 beginning with the period ended March 31, 2014, and have applied the provisions prospectively. The following table provides a summary of selected operating results during the three and six months ended June 30, 2013 for those properties classified as Discontinued Operations prior to our adoption of ASU 2014-08:

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
	(in thousands)
Total revenue	$578	$1,461
Expenses:
Recoverable operating expenses	165	394
Other non-recoverable property operating expenses	57	61
Depreciation and amortization	153	357
Operating income from discontinued operations	203	649

Other expense	(50)	(49)
Gain on sale of properties	1,537	1,537
Income from discontinued operations	$1,690	$2,137

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

The combined condensed financial information for our unconsolidated joint ventures is summarized as follows:

Balance Sheets	June 30, 2014	December 31, 2013
	(In thousands)
ASSETS
Income producing properties, net	$391,660	$410,218
Cash, accounts receivable and other assets	24,195	27,462
Total Assets	$415,855	$437,680
LIABILITIES AND OWNERS' EQUITY
Mortgage notes payable	$170,692	$178,708
Other liabilities	6,359	7,885
Owners' equity	238,804	251,087
Total Liabilities and Owners' Equity	$415,855	$437,680

RPT's equity investments in unconsolidated joint ventures	$28,663	$30,931

	Three Months Ended June 30,		Six Months Ended June 30,
Statements of Operations	2014	2013	2014	2013
	(In thousands)
Total revenue	$10,578	$10,736	$21,502	$21,729
Total expenses (1)	7,035	7,251	24,961	14,872
Income (loss) before other income, expense, and discontinued operations	3,543	3,485	(3,459)	6,857
Gain on sale of land (2)	740	—	740	—
Interest expense	(1,816)	(2,302)	(3,691)	(4,967)
Gain on extinguishment of debt (3)	—	—	529	—
Amortization of deferred financing fees	(77)	(66)	(152)	(129)
Income (loss) from continuing operations	2,390	1,117	(6,033)	1,761

Discontinued operations (4)
Loss on sale of real estate (5)	—	(295)	—	(21,512)
Income from discontinued operations	—	(8)	—	1,146
Loss from discontinued operations	—	(303)	—	(20,366)
Net income (loss)	$2,390	$814	$(6,033)	$(18,605)

RPT's share of gain (loss) from unconsolidated joint ventures (6)	$816	$260	$(719)	$(5,414)

(1)	The increase for the six months ended June 30, 2014 is due to depreciation expense related to a redevelopment project.

(2)	The gain on sale relates to a joint venture property that was sold in 2011 and additional proceeds received in June 2014. Our share of the gain was approximately $0.4 million.

(3)	As a result of a property conveyance, a joint venture recognized a gain on extinguishment of debt of which our share was approximately $0.1 million.

(4)	Beginning in the first quarter of 2014 discontinued operations reflects results of operations for those properties classified as discontinued operations as of December 31, 2013.

(5)	In March 2013, Ramco/Lion Venture LP sold 12 shopping centers to us resulting in a loss on the sale of $21.5 million to the joint venture.

(6)
For the six months ended June 30, 2014, we recognized additional loss of $72 thousand to write-off costs related to our Ramco 191 LLC joint venture increasing our total loss from unconsolidated joint ventures.

As of June 30, 2014, we had investments in the following unconsolidated joint ventures:

	Ownership as of	Total Assets as of	Total Assets as of
	June 30,	June 30,	December 31,
Unconsolidated Entities	2014	2014	2013
		(In thousands)
Ramco/Lion Venture LP	30%	$89,204	$91,053
Ramco 450 Venture LLC	20%	280,755	293,410
Other Joint Ventures	7%	45,896	53,217
		$415,855	$437,680

There was no acquisition activity in the six months ended June 30, 2014 and 2013 by any of our unconsolidated joint ventures.

Debt

Our unconsolidated joint ventures had the following debt outstanding at June 30, 2014:

Balance
Entity Name	Outstanding
(In thousands)
Ramco 450 Venture LLC (1)	$140,597
Ramco/Lion Venture LP (2)	30,245
$170,842
Unamortized premium	(150)
Total mortgage debt	$170,692

(1)	Maturities range from October 2015 to September 2023 with interest rates ranging from 1.9% to 5.8%.

(2)	Balance relates to Millennium Park’s mortgage loan which has a maturity date of October 2015 with a 5.0% interest rate.

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

The following table provides information for our fees earned which are reported in our condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Management fees	$367	$411	$766	$1,080
Leasing fees	46	43	105	149
Construction fees	23	19	75	48
Total	$436	$473	$946	$1,277

6.  Other Assets, Net

Other assets consist of the following:

	June 30, 2014	December 31, 2013
	(In thousands)
Deferred leasing costs, net	$26,421	$26,617
Deferred financing costs, net	5,659	6,513
Lease intangible assets, net	60,508	69,635
Straight-line rent receivable, net	15,158	15,115
Cash flow hedge marked-to-market asset	993	2,244
Prepaid and other deferred expenses, net	5,945	4,629
Other, net	3,455	3,768
Other assets, net	$118,139	$128,521

Total accumulated amortization of other assets was $49.2 million and $44.0 million at June 30, 2014 and December 31, 2013, respectively.

Intangible assets attributable to lease origination costs and for above-market leases are being amortized over the lives of the applicable lease.  Amortization of lease origination costs is an increase to amortization expense and amortization of above-market leases is a reduction to minimum rent revenue over the applicable terms of the respective leases.  Amortization of the above-market leases resulted in a reduction of revenue of approximately $1.3 million and $0.9 million for the six months ended June 30, 2014 and 2013, respectively.

Straight-line rent receivables are recorded net of allowances of $4.1 million and $3.8 million at June 30, 2014 and December 31, 2013, respectively.

7.  Debt

The following table summarizes our mortgages and notes payable and capital lease obligation as of June 30, 2014 and December 31, 2013:

Notes Payable	June 30, 2014	December 31, 2013
	(In thousands)
Senior unsecured notes	$210,000	$110,000
Unsecured term loan facilities	210,000	255,000
Fixed rate mortgages	298,203	329,875
Unsecured revolving credit facility	—	27,000
Junior subordinated notes	28,125	28,125
	746,328	750,000
Unamortized premium	2,826	3,174
	$749,154	$753,174

Capital lease obligation (1)	$5,510	$5,686

(1)
 99 year ground lease expires 9/30/2103.  However, an anchor tenant’s exercise of its option to purchase its parcel in October 2014 would require us to purchase the real estate that is subject to the ground lease.

In May 2014, we completed a $100 million private placement of senior unsecured notes consisting of $50 million of notes with a ten-year term with a fixed interest rate of 4.65% and $50 million of notes with a twelve-year term at a fixed interest rate of 4.74%. A "shelf" facility allows for an additional $50 million in notes to the same purchaser within the next three years, subject to approval, pricing and documentation.

Also in May 2014, we closed a $75 million senior unsecured term loan with an additional $75 million accordion feature. The loan has a seven-year term and bears interest at an annual rate of LIBOR plus 1.25% to 2.25% (initially 1.7%) depending upon our leverage or credit rating. The interest expense will be hedged with an existing interest rate swap expiring in April 2016, resulting in an effective fixed initial annual rate of 2.9%.

The combined proceeds from these financings were used to repay $45 million of variable-rate bank term debt due 2017, $75 million of bank term debt also due in 2017, the $45 million balance on our unsecured revolving line of credit, as well as for general corporate purposes.

During the six months ended June 30, 2014 we repaid mortgages securing the following properties:

•	The Auburn Mile in the amount of $6.6 million with an interest rate of 5.4%; and

•	Crossroads Centre in the amount of $23.2 million with an interest rate of 5.4%.

Our fixed rate mortgages have interest rates ranging from 5.0% to 7.4% and are due at various maturity dates from June 2015 through June 2026.  Included in fixed rate mortgages at June 30, 2014 and December 31, 2013 were unamortized premium balances related to the fair market value of debt of approximately $2.8 million and $3.2 million, respectively.  The fixed rate mortgage notes are secured by mortgages on properties that have an approximate net book value of $283.3 million as of June 30, 2014.

We had net repayments of $27.0 million under our revolving credit facility during the six months ended June 30, 2014. As of June 30, 2014 there were no amounts outstanding under the facility.  Outstanding letters of credit issued under our revolving credit facility, not reflected in the accompanying condensed consolidated balance sheets, totaled $7.0 million. These letters of credit reduce borrowing availability under our bank facility.

Our revolving credit facility, term loans and unsecured notes contain financial covenants relating to total leverage, fixed charge coverage ratio, unencumbered assets, tangible net worth and various other calculations.  As of June 30, 2014, we were in compliance with these covenants.

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

The following table presents scheduled principal payments on mortgages and notes payable as of June 30, 2014:

Year Ending December 31,
(In thousands)
2014 (July 1 - December 31)	$1,784
2015	85,250
2016	22,710
2017	112,222
2018	84,244
Thereafter	440,118
Subtotal debt	746,328
Unamortized premium	2,826
Total debt (including unamortized premium)	$749,154

We have no mortgage maturities until the second quarter of 2015 and it is our intent to repay these mortgages using cash, borrowings under our unsecured line of credit, or other sources of financing.

8.  Other Liabilities, net

Other liabilities consist of the following:

	June 30, 2014	December 31, 2013
	(In thousands)
Lease intangible liabilities, net	$38,158	$40,386
Cash flow hedge marked-to-market liability	3,122	2,297
Deferred liabilities	2,119	2,637
Tenant security deposits	2,932	2,940
Other, net	300	333
Other liabilities, net	$46,631	$48,593

The lease intangible liability relates to below-market leases that are being accreted over the applicable terms of the acquired leases, which resulted in an increase in revenue of $2.3 million and $1.2 million for the six months ended June 30, 2014 and 2013, respectively.

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

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of June 30, 2014.

	Total
	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Derivative assets - interest rate swaps	$993	$—	$993	$—
Derivative liabilities - interest rate swaps	$(3,122)	$—	$(3,122)	$—

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

Fixed rate debt (including variable rate debt swapped to fixed through derivatives) with carrying values of $718.2 million and $649.9 million as of June 30, 2014 and December 31, 2013, respectively, have fair values of approximately $729.6 million and $650.9 million, respectively.  Variable rate debt’s fair value is estimated to be the carrying values of $28.1 million and $100.1 million as of June 30, 2014 and December 31, 2013, respectively. We classify our debt as Level 2.

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

At June 30, 2014, we had seven interest rate swap agreements with an aggregate notional amount of $210.0 million that were designated as cash flow hedges.  The agreements provided for swapping one-month LIBOR interest rates ranging from 1.2% to 2.2% on $210.0 million of unsecured term loans and have expirations ranging from April 2016 to May 2020.

The following table summarizes the notional values and fair values of our derivative financial instruments as of June 30, 2014:

	Hedge	Notional	Fixed	Fair	Expiration
Underlying Debt	Type	Value	Rate	Value	Date
		(In thousands)		(In thousands)
Derivative Assets
Unsecured term loan facility	Cash Flow	$50,000	1.4600%	$993	05/2020

Derivative Liabilities
Unsecured term loan facility	Cash Flow	$75,000	1.2175%	$(1,094)	04/2016
Unsecured term loan facility	Cash Flow	30,000	2.0480%	(889)	10/2018
Unsecured term loan facility	Cash Flow	25,000	1.8500%	(536)	10/2018
Unsecured term loan facility	Cash Flow	5,000	1.8400%	(104)	10/2018
Unsecured term loan facility	Cash Flow	15,000	2.1500%	(299)	05/2020
Unsecured term loan facility	Cash Flow	10,000	2.1500%	(200)	05/2020
		$160,000		$(3,122)

The following table presents the fair values of derivative financial instruments in our condensed consolidated balance sheets as of June 30, 2014 and December 31, 2013, respectively:

	June 30, 2014		December 31, 2013
Derivatives designated as	Balance Sheet	Fair	Balance Sheet	Fair
hedging instruments	Location	Value	Location	Value
		(In thousands)		(In thousands)
Interest rate contracts - assets	Other assets	$993	Other assets	$2,244
Interest rate contracts - liabilities	Other liabilities	$(3,122)	Other liabilities	$(2,297)

The effect of derivative financial instruments on our condensed consolidated statements of operations for the six months ended June 30, 2014 and 2013 is summarized as follows:

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationship	Six Months Ended June 30,			Six Months Ended June 30,
	2014	2013		2014	2013
	(In thousands)			(In thousands)

Interest rate contracts - assets	$(1,251)	$—	Interest Expense	$(582)	$—
Interest rate contracts - liabilities	(825)	4,676	Interest Expense	(946)	(994)
Total	$(2,076)	$4,676	Total	$(1,528)	$(994)

11.   Earnings Per Common Share

The following table sets forth the computation of basic earnings per share (“EPS”):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands, except per share data)
Income from continuing operations	$1,120	$4,092	$3,881	$8,919
Net income from continuing operations attributable to noncontrolling interest	(34)	(147)	(123)	(357)
Preferred share dividends	(1,813)	(1,813)	(3,625)	(3,625)
Allocation of continuing income to restricted share awards	(44)	(38)	(94)	(76)
(Loss) income from continuing operations attributable to RPT	$(771)	$2,094	$39	$4,861

Income from discontinued operations	—	1,690	—	2,137
Net income from discontinued operations attributable to noncontrolling interest	—	(61)	—	(76)
Allocation of discontinued income to restricted share awards	—	(11)	—	(15)
Income from discontinued operations attributable to RPT	—	1,618	—	2,046
Net (loss) income available to common shareholders	$(771)	$3,712	$39	$6,907

Weighted average shares outstanding, Basic	68,853	59,911	67,966	55,867

(Loss) income per common share, Basic
Continuing operations	$(0.01)	$0.03	$—	$0.08
Discontinued operations	—	0.03	—	0.04
Net (loss) income available to common shareholders	$(0.01)	$0.06	$—	$0.12

The following table sets forth the computation of diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands, except per share data)
Income from continuing operations	$1,120	$4,092	$3,881	$8,919
Net income from continuing operations attributable to noncontrolling interest	(34)	(147)	(123)	(357)
Preferred share dividends	(1,813)	(1,813)	(3,625)	(3,625)
Allocation of continuing income to restricted share awards	(44)	(38)	(94)	(76)
Allocation of over distributed continuing income to restricted share awards	—	(4)	—	(8)
(Loss) income from continuing operations attributable to RPT	$(771)	$2,090	$39	$4,853

Income from discontinued operations	—	1,690	—	2,137
Net income from discontinued operations attributable to noncontrolling interest	—	(61)	—	(76)
Allocation of discontinued income to restricted share awards	—	(2)	—	(2)
Income from discontinued operations attributable to RPT	—	1,627	—	2,059
Net (loss) income available to common shareholders	$(771)	$3,717	$39	$6,912

Weighted average shares outstanding, Basic	68,853	59,911	67,966	55,867
Stock options and restricted stock awards using the treasury method	244	408	243	410
Dilutive effect of securities (1)	—	—	—	—
Weighted average shares outstanding, Diluted	69,097	60,319	68,209	56,277

(Loss) income per common share, Basic
Continuing operations	$(0.01)	$0.03	$—	$0.08
Discontinued operations	—	0.03	—	0.04
Net (loss) income available to common shareholders	$(0.01)	$0.06	$—	$0.12

(1)	The assumed conversion of preferred shares are anti-dilutive for all periods presented and accordingly, have been excluded from the weighted average common shares used to compute diluted EPS.

12.  Share-based Compensation Plans

As of June 30, 2014, we have one share-based compensation plan in effect.  The 2012 Omnibus Long-Term Incentive Plan (“2012 LTIP”) under which our compensation committee may grant, subject to the Company’s performance conditions as specified by the compensation committee, restricted shares, restricted share units, options and other awards to trustees, officers and other key employees.  The 2012 LTIP allows us to issue up to 2,000,000 shares of our common stock, units or stock options, of which 1,737,492 remained available for issuance at June 30, 2014.

In addition, as of June 30, 2014, we had 198,209 share awards that were granted under plans which terminated when the 2012 LTIP became effective.  These awards have various expiration dates through June 2017.

During the six months ended June 30, 2014, we had the following activity:

•
issued restricted stock related to the 2011 performance-based units.  The measurement period was January 1, 2011 through December 31, 2013 and measured our three-year shareholder return compared to our peer group.  Our rank in comparison to the peer group resulted in a grant of 159,424 shares of restricted stock.  Per the plan, 50% vested on the date of the grant and the balance vests on the first anniversary of the date of the grant;

•
granted 114,114 shares of service-based restricted stock that vest over five years. The service-based awards were valued based on our closing stock price as of the grant date of March 1, 2014 and the expense is recognized on a graded vesting basis; and

•
granted performance-based cash awards that are earned subject to a future performance measurement based on a three-year shareholder return peer comparison (“TSR Grants”).  If the performance criterion is met, the actual value of the grant earned will be determined and 50% of the award will be paid in cash immediately while the balance will be paid in cash the following year.

We recognized share-based compensation expense of $1.1 million for each of the six months ended June 30, 2014 and June 30, 2013.

Pursuant to ASC 718 – Stock Compensation, we determine the grant date fair value of TSR Grants, and any subsequent re-measurements, based upon a Monte Carlo simulation model.   We will recognize the compensation expense ratably over the requisite service period.  We are required to re-value the cash awards at the end of each quarter using the same methodology as was used at the initial grant date and adjust the compensation expense accordingly.  If at the end of the three-year measurement period the performance criteria are not met, compensation expense previously recognized would be reversed.  Compensation expense related to the cash awards was $1.1 million and $0.7 million for the six months ended June 30, 2014 and 2013, respectively.

As of June 30, 2014, we had $5.9 million of total unrecognized compensation expense related to unvested restricted shares, options granted under our plans and performance based equity and cash awards.  This expense is expected to be recognized over a weighted-average period of 4.7 years.

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

As of June 30, 2014, we had a federal and state deferred tax asset of $10.3 million, and a valuation allowance of $10.1 million.  We believe that it is more likely than not that the results of future operations will generate sufficient taxable income to recognize the net deferred tax assets.  These future operations are primarily dependent upon the profitability of our TRSs, the timing and amounts of gains on land sales, and other factors affecting the results of operations of the TRSs.  The valuation allowances relate to net operating loss carry forwards and tax basis differences where there is uncertainty regarding their realizability.

We recorded income tax provisions of approximately $16,000 and $30,000 for the six months ended June 30, 2014 and 2013, respectively.

Sales Taxes

We collect various taxes from tenants and remit these amounts, on a net basis, to the applicable taxing authorities.

14.  Commitments and Contingencies

Construction Costs

In connection with the development and expansion of various shopping centers as of June 30, 2014, we had entered into agreements for construction costs of approximately $25.5 million.

Litigation

We are currently involved in certain litigation arising in the ordinary course of business; however, we do not believe that any of this litigation will have a material effect on our consolidated financial statements.

Leases

We lease office space for our corporate headquarters under an operating lease.  We also have operating leases for land at one of our shopping centers and a capital ground lease at our Gaines Marketplace Shopping Center.  Total amounts expensed relating to these leases was $0.7 million and $0.5 million for the the six months ended June 30, 2014 and 2013.

15.  Subsequent Events

We have evaluated subsequent events through the date that the condensed consolidated financial statements were issued.

Subsequent to June 30, 2014 we completed the acquisition of two multi-anchored community shopping centers located in Minneapolis-St. Paul, Minnesota and Cincinnati, Ohio for $150.0 million. The acquisitions were funded with a combination of assumed mortgage debt of $58.6 million, borrowings under our revolving credit facility, restricted cash and cash.

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

Overview

We are a fully integrated, self-administered, publicly-traded REIT which owns, develops, acquires, manages and leases community shopping centers located in strategic metropolitan markets throughout the Eastern, Midwestern and Central United States.  As of June 30, 2014, our property portfolio consists of 65 wholly owned shopping centers and one office building comprising approximately 13 million million square feet.  In addition, we are co-investor in and manager of two institutional joint ventures that own portfolios of shopping centers.  We own 20% of Ramco 450 Venture LLC, an entity that owns eight shopping centers comprising approximately 1.6 million square feet.  We own 30% of Ramco/Lion Venture L.P., an entity that owns three shopping centers comprising approximately 0.8 million square feet.  We also have ownership interests in two smaller joint ventures that each own a shopping center. In addition, we own three parcels of land available for development or sale and five parcels of land adjacent to certain of our existing developed properties located in Florida, Georgia, Michigan, Tennessee, and Virginia. Our core portfolio, which includes joint venture properties, was 95.7% leased at June 30, 2014.  Including properties in redevelopment or slated for redevelopment, our overall portfolio was 94.9% leased.

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

•	Developing our land available for development into income-producing investment property, subject to market demand, availability of capital and adequate returns on our incremental capital;

•	Selling non-core shopping centers and redeploying the proceeds into investments that meet our criteria;

•	Selling land parcels and using the proceeds to pay down debt or reinvest in our business;

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

We continue to strengthen our balance sheet to allow financial and operational flexibility and recycle capital through strategic acquisitions and dispositions of our shopping center portfolio.  We accomplished the following activity during the six months ended June 30, 2014:

Operating Activity

For the combined portfolio, including wholly-owned and joint venture properties we reported the following leasing activity:

	Leasing Transactions	Square Footage	Base Rent/SF	Prior Rent/SF	Tenant Improvements/SF	Leasing Commissions/SF
Renewals	123	1,040,630	$12.27	$11.71	$—	$—
New Leases - Comparable	18	45,420	$18.03	$14.84	$8.29	$3.50
New Leases - Non-Comparable (1)	35	266,562	$12.26	N/A	$18.09	$3.37
Total	176	1,352,612	$12.46	N/A	$3.84	$0.78

(1) Non-comparable lease transactions include leases for space vacant for greater than 12 months, leases for space which has been combined from smaller spaces or demised from larger spaces, and leases structured differently from the prior lease. As a result, there is no prior rent per square foot to compare to the base rent per square foot of the new lease.

Investing Activity

Redevelopment or expansion projects currently in process include:

•
Redevelopment at Merchants' Square shopping center where we have executed a lease for approximately 39,000 square foot Flix Brewhouse to replace the former Hobby Lobby space. The total projected cost is estimated to be approximately $6.4 million and is expected to be completed by the second quarter of 2015;

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

During the six months ended June 30, 2014 we completed the following dispositions for net proceeds to us of $9.9 million:

•	Naples Towne Centre, a 134,707 square foot shopping center located in Naples, Florida, for $7.0 million; and

•	Two outparcels of land plus one income producing outparcel in various locations for a combined $2.9 million.

Financing Activity

Debt

We closed the following debt transactions during the six months ended June 30, 2014:

•
a $100 million private placement of senior unsecured notes consisting of $50 million of notes with a ten-year term with a fixed interest rate of 4.65% and $50 million of notes with a twelve-year term at a fixed interest rate of 4.74%. A "shelf" facility allows for an additional $50 million in notes to the same purchaser within the next three years, subject to approval, pricing and documentation; and

•
a $75 million senior unsecured term loan with an additional $75 million accordion feature. The loan has a seven-year term and bears interest at an annual rate of LIBOR plus 1.25% to 2.25% (initially 1.7%) depending upon our leverage or credit rating. The interest expense will be hedged with an existing interest rate swap expiring in April 2016, resulting in an effective fixed initial annual rate of 2.9%.

The combined proceeds from these financings were used to repay $45 million of variable-rate bank term debt due 2017, $75 million of bank term debt also due in 2017, the $45 million balance on our unsecured revolving line of credit, as well as for general corporate purposes.

In addition, during the six months ended June 30, 2014 we repaid mortgages securing the following properties:

•	The Auburn Mile in the amount of $6.6 million with an interest rate of 5.4%; and

•	Crossroads Centre in the amount of $23.2 million with an interest rate of 5.4%.

Equity

Through our controlled equity offering we have issued 3.1 million common shares at an average share price of $16.44 and received approximately $49.9 million in net proceeds during the six months ended June 30, 2014.  As of June 30, 2014, there were 4.8 million shares remaining under this program.

Land Available for Development or Sale

At June 30, 2014, we had two projects in pre-development and various parcels of land available for development or sale.  We estimate that if we proceed with the development of these projects, up to approximately 320,000 square feet of GLA could be developed, excluding various outparcels of land. It is our policy to start vertical construction on new development projects only after the project has received entitlements, significant anchor commitments and construction financing, if appropriate.

Construction continues on Lakeland Park Center adjacent to our existing Shoppes of Lakeland shopping center in Lakeland, Florida. Lakeland Park Center is being developed in two phases. Phase I consists of approximately 210,000 square feet of retail space. The total expected cost, excluding land cost, is approximately $34.6 million, net of outparcel land sales. Phase I is expected to be completed by the fourth quarter of 2014.

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

Accounting Policies and Estimates

Our 2013 Annual Report on Form 10-K contains a description of our critical accounting policies, including initial adoption of accounting policies, revenue recognition and accounts receivable, real estate investment, off balance sheet arrangements, fair value measurements and deferred charges.  For the six months ended June 30, 2014, there were no material changes to these policies, except for the presentation changes related to our adoption of the provisions of ASU 2014-08 "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity".

Comparison of three months ended June 30, 2014 to 2013

The following summarizes certain line items from our unaudited condensed consolidated statements of operations which we believe are important in understanding our operations and/or those items which have significantly changed in the three months ended June 30, 2014 as compared to the same period in 2013:

	Three Months Ended June 30,
	2014	2013	Dollar Change	Percent Change
	(In thousands)
Total revenue	$49,930	$42,702	$7,228	16.9%
Recoverable operating and real estate tax expense	13,086	10,478	2,608	24.9%
Other non-recoverable operating expense	835	730	105	14.4%
Depreciation and amortization	23,658	14,551	9,107	62.6%
General and administrative expense	5,619	5,634	(15)	(0.3)%
Other expense, net	(239)	(180)	(59)	32.8%
Gain on sale of real estate	2,672	332	2,340	NM
Earnings from unconsolidated joint ventures	816	260	556	213.8%
Interest expense	(7,632)	(7,296)	(336)	4.6%
Amortization of deferred financing fees	(370)	(346)	(24)	6.9%
Loss on extinguishment of debt	(860)	—	(860)	NM
Income tax benefit	1	13	(12)	NM
Income from discontinued operations	—	1,690	(1,690)	NM
Net income attributable to noncontrolling partner interest	(34)	(208)	174	NM
Preferred share dividends	(1,813)	(1,813)	—	—
Net income available to common shareholders	$(727)	$3,761	$(4,488)	(119.3)%

NM - Not meaningful

Total revenue for the three months ended June 30, 2014, increased $7.2 million, or 16.9%, from 2013.  The increase is primarily due to the following:

•	$6.0 million increase related to acquisitions completed in the second half of 2013;

•	$1.2 million increase related to our existing centers;

•	$0.1 million increase related to the completion of Phase I of the Parkway Shops development; and

•	higher lease termination income of $0.1 million; offset by

•	$0.2 million decrease related to properties sold in 2014.

Recoverable operating expense and real estate taxes for the three months ended June 30, 2014 increased $2.6 million, or 24.9%, from 2013.  The increase was primarily due to following:

•	$2.2 million increase in real estate taxes and recoverable operations expenses related to our 2013 acquisitions; and

•	$0.2 million increase in recoverable operating expenses at existing centers.

Depreciation and amortization expense for the three months ended June 30, 2014 increased $9.1 million, or 62.6%, from 2013.  The increase was primarily due to the following:

•	$6.2 million related to the demolition of a portion of Merchants Square and Village Plaza for redevelopment and the acceleration of depreciation; and

•	$2.8 million related to our 2013 acquisitions and the amortization of the related lease origination costs associated with the acquired properties.

In 2014 we recognized a gain on sale of real estate of $2.7 million comprised of $2.3 million related to the sale of the Naples Towne Centre and $0.4 million related to the sale of two outparcels and one income producing outparcel compared to a gain of $0.3 million related to the sale of an outparcel at our Parkway Shops Phase I development in 2013. In 2013 gain or loss on sales of income producing properties were reflected in discontinued operations.

Earnings from unconsolidated joint ventures for the three months ended June 30, 2014 increased $0.6 million from 2013.  In June 2014 we received proceeds related to the 2011 sale of a joint venture property. In addition, interest expense is lower in 2014 due to the refinancing of several mortgages in 2013.

Interest expense for the three months ended June 30, 2014 increased $0.3 million from 2013 primarily due to the following:

•	$1.2 million increase related to the issuance of senior unsecured notes in July 2013;

•	$0.4 million increase related to the issuance of senior unsecured notes in May 2014; offset in part by

•	lower average balances on our revolving credit facility;

•	$0.8 million decrease in interest related to mortgage debt due to the payoff in 2013 and 2014 of higher interest mortgages; and

•	increased capitalized interest due to our development projects.

In 2014 we recorded a $0.9 million loss on extinguishment of debt due to the early payoff of $120.0 million in unsecured term loan debt. We had no such activity in 2013.

Income from discontinued operations was $1.7 million for the three months ended June 30, 2013. We recorded a gain on sale of real estate of $1.5 million and $0.2 million in income from discontinued operations.  Pursuant to our adoption of the provisions of ASU 2014-08 beginning with the period ended March 31, 2014, in general, our activity related to individual sales of properties wholly-owned or co-owned with joint ventures will no longer be classified as discontinued operations.

Comparison of six months ended June 30, 2014 to 2013

The following summarizes certain line items from our unaudited condensed consolidated statements of operations which we believe are important in understanding our operations and/or those items which have significantly changed in the six months ended June 30, 2014 as compared to the same period in 2013:

	Six Months Ended June 30,
	2014	2013	Dollar Change	Percent Change
	(In thousands)
Total revenue	$100,063	$76,640	$23,423	30.6%
Recoverable operating expense	26,612	19,172	7,440	38.8%
Other non-recoverable operating expense	1,684	1,467	217	14.8%
Depreciation and amortization	41,399	25,328	16,071	63.5%
General and administrative expense	11,233	11,134	99	0.9%
Other expense, net	(372)	(316)	(56)	17.7%
Gain on sale of real estate	2,672	3,914	(1,242)	NM
Loss from unconsolidated joint ventures	(791)	(5,414)	4,623	(85.4)%
Interest expense	(15,231)	(13,369)	(1,862)	13.9%
Amortization of deferred financing fees	(773)	(687)	(86)	12.5%
Deferred gain recognized on real estate	117	5,282	(5,165)	(97.8)%
Loss on extinguishment of debt	(860)	—	(860)	NM
Income tax provision	(16)	(30)	14	NM
Income from discontinued operations	—	2,137	(2,137)	NM
Net income attributable to noncontrolling interest	(123)	(433)	310	NM
Preferred share dividends	(3,625)	(3,625)	—	—
Net income available to common shareholders	$133	$6,998	$(6,865)	(98.1)%

NM - Not meaningful

Total revenue for the six months ended June 30, 2014, increased $23.4 million, or 30.6%, from 2013.  The increase is primarily due to the following:

•	$9.5 million increase related to the Clarion Acquisition completed in March 2013;

•	$12.5 million increase related to other acquisitions completed in 2013;

•	$1.0 million increase related to our existing centers;

•	$0.5 million increase related to the completion of Phase I of the Parkway Shops development; and

•	higher lease termination income of $0.5 million; offset by

•	lower fee income of $0.3 million due to our acquisition of the Clarion properties from a joint venture in which we hold a 30% interest;

•	$0.2 million decrease related to the sale of the Naples Towne Centre; and

•	$0.1 million decrease related to properties that are under redevelopment.

Recoverable operating expense and real estate taxes for the six months ended June 30, 2014 increased $7.4 million, or 38.8%, from 2013.  The increase is primarily due to the following:

•	$6.4 million increase in real estate taxes and recoverable operations expenses related to our 2013 acquisitions;

•	$0.6 million increase in recoverable operating expenses at existing centers primarily due to higher snow removal costs; and

•	$0.2 million increase in real estate taxes at existing centers.

Other non-recoverable operating expense for the six months ended June 30, 2014 increased $0.2 million, or 14.8%, from 2013. The increase was primarily related to our acquisitions in 2013.

Depreciation and amortization expense for the six months ended June 30, 2014 increased $16.1 million, or 63.5%, from 2013.  The increase was primarily due:

•	$9.9 million related to our 2013 and 2012 acquisitions and the amortization of the lease origination costs associated with the acquired properties; and

•	$6.2 million related to the demolition of a portion of Merchants Square and Village Plaza for redevelopment and the acceleration of depreciation.

Gain on sale of real estate was $2.7 million for the six months ended June 30, 2014 and is comprised of a $2.3 million gain related to the sale of the Naples Town Center and $0.4 million related to the sale of two outparcels and one income producing outparcel compared to a gain of $3.9 million in 2013 related to the sale of land at our Roseville Towne Center and two outparcels at our Parkway Shops development.

Loss from unconsolidated joint ventures for the six months ended June 30, 2014 decreased $4.6 million.  In 2013 we acquired our our partners 70% interest in 12 shopping centers held in the Ramco/Lion Venture LP. The sale resulted in a loss of $21.2 million to the joint venture of which our share was $6.4 million. This is offset in 2014 by:

•	additional proceeds related to the 2011 sale of a joint venture property;

•	lower interest expense in 2014 due to the refinancing of several mortgages in 2013; and

•	additional depreciation expense related to the demolition of a portion of Merchants Square and Village Plaza for redevelopment and the acceleration of depreciation.

Interest expense for the six months ended June 30, 2014 increased $1.9 million from 2013 primarily due to the following:

•	$2.3 million increase related to the issuance of senior unsecured notes in July 2013;

•	$0.4 million increase related to the issuance of senior unsecured notes in May 2014; offset in part by

•	lower average balances on our revolving credit facility;

•	$0.8 million decrease in interest related to mortgage debt due to the payoff in 2013 and 2014 of higher interest mortgages; and

•	increased capitalized interest due to our development projects.

In 2014, we recorded a deferred gain of $0.1 million related to the conveyance of a joint venture property in which we held a 7% interest. We had sold the property in 2007 to the joint venture and deferred the portion of the gain related to our joint venture interest. When the property was conveyed to the lender in March 2014 we recognized the previously deferred gain. In 2013 the deferred gain of $5.3 million related to a property we sold in 2007 to the Ramco/Lion Venture, LP, a joint venture in which we have a 30% non-controlling interest. Due to our continuing involvement we deferred the portion of the gain related to our 30% interest. In 2013 we acquired our partners 70% interest in the property and recognized the previously deferred gain.

In 2013 Income from discontinued operations was $2.1 million for the six months ended June 30, 2013.  We recorded a gain on sale of real estate of $1.5 million and $0.6 million in income from discontinued operations.  Pursuant to our adoption of the provisions of ASU 2014-08 beginning with the period ended March 31, 2014, in general, our activity related to individual sales of properties wholly-owned or co-owned with joint ventures will no longer be classified as discontinued operations.

Liquidity and Capital Resources

Through our controlled equity offering we have issued 3.1 million common shares at an average share price of $16.44 and received approximately $49.9 million in net proceeds during the six months ended June 30, 2014.  As of June 30, 2014, there were 4.8 million shares remaining under this program.

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

At June 30, 2014, we had $33.1 million in cash and cash equivalents and $14.9 million restricted cash. Restricted cash was comprised primarily of funds held in escrow to pay real estate taxes, insurance premiums, and certain capital expenditures. In 2014 restricted cash also included proceeds from the sale of the Naples Towne Centre held in escrow.

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

As of June 30, 2014, $233.0 million was available to be borrowed under our unsecured revolving credit facility subject to continuing compliance with maintenance covenants that may affect availability.

For the three months ended June 30, 2014, our cash flows were as follows compared to the same period in 2013:

	Six Months Ended June 30,
	2014	2013
	(In thousands)
Cash provided by operating activities	$48,200	$43,539
Cash used in investing activities	(36,354)	(205,564)
Cash provided by financing activities	15,444	159,834

Operating Activities

Net cash flow increased $4.7 million in 2014 compared to 2013 primarily due to:

•	net operating income increased $13.8 million as a result of our acquisitions (net of dispositions) and leasing activity at our shopping centers; offset by

•	a decrease in accounts payable and other liabilities of approximately $6.6 million

•
an increase in interest expense of approximately $2.5 million due to the issuance of senior unsecured notes in July 2013 and May 2014 offset by reduced interest rates on our junior subordinated notes and lower mortgage interest due to repayment of mortgages.

Investing Activities

Net cash used for investing activities decreased $169.2 million compared to 2013 primarily due to:

•	in 2013 we used $193.0 million (net of disposition proceeds) to acquire 14 properties and made $3.3 million (net of distributions) in joint venture capital contributions; offset by

•	in 2014 development and capital expenditures increased $16.6 million primarily due to the ongoing construction of Phase I of Lakeland Park Center and redevelopments at various properties; and

•	an increase in restricted cash of $10.5 million primarily due to the escrow of proceeds from the sale of Naples Towne Centre.

Financing Activities

Net cash provided by financing activities decreased $144.4 million primarily due to:

•	increase in proceeds from notes of $15.0 million offset by a decrease in the payment of deferred financing costs of $0.6 million;

•	increase in the amount of net debt repayments of $25.6 million in 2014 compared to 2013;

•	decreased proceeds of $128.4 million from common stock issued. In 2013 we completed an underwritten public offering to fund a portion of the acquisitions made during the first quarter of that year;

•
higher cash dividends to common shareholders by $7.1 million due to the increase in the number of common shares outstanding and a 11.4% increase in our quarterly dividend compared to the comparable period in 2013; offset by

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

On May 6, 2014, our Board of Trustees declared a quarterly cash dividend distribution of $0.1875 per common share paid to common shareholders of record on June 20, 2014, an 11.4% increase from the same period in 2013.  Future dividends will be declared at the discretion of our Board of Trustees.  On an annual basis, we intend to make distributions to shareholders of at least 90% of our REIT taxable income, excluding net capital gains, in order to maintain qualification as a REIT.  On an annualized basis, our current dividend is above our estimated minimum required distribution.

Distributions paid by us are funded from cash flows from operating activities. To the extent that cash flows from operating activities are insufficient to pay total distributions for any period, alternative funding sources may be used.  Examples of alternative funding sources may include proceeds from sales of real estate and bank borrowings.  Although we may use alternative sources of cash to fund distributions in a given period, we expect that distribution requirements for an entire year will be met with cash flows from operating activities.  Additionally, we declared a quarterly cash dividend of $0.90625 per preferred share to preferred shareholders of record on June 20, 2014, unchanged from the dividend declared for the same period in 2013.

	Six Months Ended June 30,
	2014	2013
	(In thousands)
Cash provided by operating activities	$48,200	$43,539

Cash distributions to preferred shareholders	$(3,625)	$(3,625)
Cash distributions to common shareholders	(25,367)	(18,302)
Cash distributions to operating partnership unit holders	(844)	(778)
Total distributions	(29,836)	(22,705)

Surplus	$18,364	$20,834

For the six months ended June 30, 2014, we issued 3.1 million common shares through our controlled equity offering generating $49.9 million in net proceeds, after sales commissions and fees of $0.8 million.  We used the net proceeds for general corporate purposes including the repayment of debt.  We have registered up to 8.0 million common shares for issuance from time to time, in our sole discretion, through our controlled equity offering sales agreement, of which 4.8 million shares remained unsold as of June 30, 2014.  The shares issued in the controlled equity offering are registered with the Securities and Exchange Commission (“SEC”) on our registration statement on Form S-3 (No. 333-190546).

Debt

At June 30, 2014, we had seven interest rate swap agreements in effect for an aggregate notional amount of $210.0 million converting a portion of our floating rate corporate debt to fixed rate debt.  After taking into account the impact of converting our variable rate debt to fixed rate debt by use of the interest rate swap agreements, at June 30, 2014, we had $28.1 million variable rate debt outstanding.

At June 30, 2014, we had $298.2 million of fixed rate mortgage loans encumbering certain consolidated properties.  Such mortgage loans are non-recourse, subject to certain exceptions for which we would be liable for any resulting losses incurred by the lender. These exceptions vary from loan to loan but generally include fraud or a material misrepresentation, misstatement or omission by the borrower, intentional or grossly negligent conduct by the borrower that harms the property or results in a loss to the lender, filing of a bankruptcy petition by the borrower, either directly or indirectly, and certain environmental liabilities.  In addition, upon the occurrence of certain of such events, such as fraud or filing of a bankruptcy petition by the borrower, we would be liable for the entire outstanding balance of the loan, all interest accrued thereon and certain other costs, penalties and expenses.

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

As of June 30, 2014, we had four equity investments in unconsolidated joint venture entities in which we owned 30% or less of the total ownership interest and accounted for these entities under the equity method.  Refer to Note 5 of the notes to the condensed consolidated financial statements for more information.

We have a 20% ownership interest in our Ramco 450 joint venture which owns a portfolio of eight properties totaling 1.6 million square feet of GLA.  As of June 30, 2014, the properties in the portfolio had consolidated equity of $135.9 million.  Our total investment in the venture at June 30, 2014 was $16.9 million.  The Ramco 450 joint venture has total debt obligations of approximately $140.5 million, with maturity dates ranging from 2015 through 2023.  Our proportionate share of the total debt is $28.1 million. Such debt is non-recourse to the venture, subject to carve-outs customary to such types of mortgage financing.

We have a 30% ownership interest in our Ramco Lion joint venture which owns a portfolio of three properties with 0.8 million square feet of GLA . As of June 30, 2014, the properties had consolidated equity of $57.4 million. Our total investment in the venture at June 30, 2014 was $8.7 million. The Ramco Lion joint venture has one property with a mortgage payable obligation of approximately $30.2 million with maturity date of October 2015.  Our proportionate share of the total debt is $9.1 million.  Such debt is non-recourse to the venture, subject to carve-outs customary to such types of mortgage financing.

We also have a 7% ownership interest in two smaller joint ventures that each own one property.  As of June 30, 2014, the properties had consolidated equity of $45.5 million and our total investment in these ventures was $3.1 million.  Both properties are unencumbered.

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

Contractual Obligations

The following are our contractual cash obligations as of June 30, 2014:

	Payments due by period
Contractual Obligations	Total	Less than 1 year (1)	1-3 years	3-5 years	More than 5 years
	(In thousands)
Mortgages and notes payable:
Scheduled amortization	$19,846	$1,784	$7,912	$4,235	$5,915
Payments due at maturity	726,482	—	212,270	85,195	429,017
Total mortgages and notes payable (2)	746,328	1,784	220,182	89,430	434,932
Interest expense (3)	235,353	16,753	81,998	33,443	103,159
Employment contracts	257	257	—	—	—
Capital lease (4)	5,616	5,616	—	—	—
Operating leases	3,088	260	1,405	817	606
Construction commitments	25,466	25,466	—	—	—
Total contractual obligations	$1,016,108	$50,136	$303,585	$123,690	$538,697

(1)	Amounts represent balance of obligation for the remainder of 2014.

(2)	Excludes $2.8 million of unamortized mortgage debt premium.

(3)	Variable-rate debt interest is calculated using rates at June 30, 2014.

(4)
99 year ground lease expires September 2103.  However, an anchor tenant’s exercise of its option to purchase its parcel in October 2014 would require us to purchase the real estate that is subject to the ground lease.

We anticipate that the combination of cash on hand, cash provided from operating activities, the availability under our credit facility ($233 million at June 30, 2014 subject to compliance with covenants), our access to the capital markets, and the sale of existing properties will satisfy our expected working capital requirements through at least the next 12 months.  Although we believe that the combination of factors discussed will provide sufficient liquidity, no assurance can be given.

At June 30, 2014, we did not have any contractual obligations that required or allowed settlement, in whole or in part, with consideration other than cash.

Mortgages and notes payable

See the analysis of our debt included in “Liquidity and Capital Resources”.

Employment Contracts

At June 30, 2014, we had employment contracts with our Chief Executive Officer and Chief Financial Officer that contain minimum guaranteed compensation.  All other employees are subject to at-will employment.

Operating and Capital Leases

We lease office space for our corporate headquarters under an operating lease.  We also have operating leases for land at one of our shopping centers and a capital ground lease at our Gaines Marketplace shopping center that provides the option to purchase the land parcel in October 2014 for approximately $5.0 million.

Construction Costs

In connection with the development and expansion of various shopping centers as of June 30, 2014, we have entered into agreements for construction activities with an aggregate cost of approximately $25.5 million.

Planned Capital Spending

We are focused on our core strengths of enhancing the value of our existing portfolio of shopping centers through successful leasing efforts and the completion of our redevelopment projects currently in process.

In addition to the construction agreements of approximately $25.5 million we have entered into as of June 30, 2014, we anticipate spending an additional $12.0 million for the remainder of 2014 for redevelopment projects, tenant improvements, and leasing costs.  Estimates for future spending will change as new projects are approved.

Disclosures regarding planned capital spending, including estimates regarding timing of tenant openings, capital expenditures and occupancy are forward-looking statements and certain significant factors discussed elsewhere in this document and our other filings with the SEC, including our Annual Report on Form 10-K could cause the actual results to differ materially.

Capitalization

At June 30, 2014 our total market capitalization was $2.0 billion and is detailed below:

(in thousands)
Net debt (including property-specific mortgages, unsecured revolving credit facility, term loans and capital lease obligation net of $33.1 million in cash)	$719
Common shares, OP units, and dilutive securities based on market price of $16.62 at June 30, 2014	1,204
Convertible perpetual preferred shares based on market price of $61.20 at June 30, 2014	122
Total market capitalization	$2,045

Net debt to total market capitalization	35.1%

Outstanding letters of credit issued under the credit facility totaled approximately $7.0 million at June 30, 2014.

At June 30, 2014, the non-controlling interest in the Operating Partnership represented a 3.1% ownership in the Operating Partnership.  The OP Units may, under certain circumstances, be exchanged for our common shares of beneficial interest on a one-for-one basis.  We, as sole general partner of the Operating Partnership, have the option, but not the obligation, to settle exchanged OP Units held by others in cash based on the current trading price of our common shares of beneficial interest.  Assuming the exchange of all OP Units, there would have been 72,189,720 of common shares of beneficial interest outstanding at June 30, 2014, with a market value of approximately $1.2 billion.

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

Non-GAAP Financial Measures

Certain of our key performance indicators are considered non-GAAP financial measures. Management uses these measures along with our GAAP financial statements in order to evaluate our operations results. We believe these additional measures provide users of our financial information additional comparable indicators of our industry, as well as, our performance.

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

Also, we consider "Operating FFO" a meaningful, additional measure of financial performance because it excludes acquisition costs and periodic items such as impairment provisions on land available for sale, bargain purchase gains, and gains or losses on extinguishment of debt that are not adjusted under the current NAREIT definition of FFO. We provide a reconciliation of FFO to Operating FFO. FFO and Operating FFO should not be considered alternatives to GAAP net income available to common shareholders or as alternatives to cash flow as measures of liquidity.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands, except per share data)
Net (loss) income available to common shareholders	$(727)	$3,761	$133	$6,998
Adjustments:
Rental property depreciation and amortization expense	23,531	14,572	41,145	25,426
Pro-rata share of real estate depreciation from unconsolidated joint ventures	682	677	3,445	2,277
Gain on sale of depreciable real estate	(2,466)	(1,537)	(2,466)	(1,537)
Loss on sale of joint venture depreciable real estate (1)	—	89	—	6,454
Deferred gain recognized on real estate	—	—	(117)	(5,282)
Noncontrolling interest in Operating Partnership (2)	34	208	123	433
Subtotal	21,054	17,770	42,263	34,769
Add preferred share dividends (assumes if converted)	1,813	1,813	3,625	3,625
FFO	$22,867	$19,583	$45,888	$38,394

Loss on extinguishment of debt	860	—	860	—
Gain on extinguishment of joint venture debt (1)	—	—	(106)	—
Acquisition costs (included in G&A)	451	449	533	681
Operating FFO	$24,178	$20,032	$47,175	$39,075

Weighted average common shares	68,853	59,911	67,966	55,867
Shares issuable upon conversion of Operating Partnership Units (2)	2,252	2,254	2,252	2,262
Dilutive effect of securities	244	408	242	410
Shares issuable upon conversion of preferred shares (3)	6,990	6,947	6,990	6,947
Weighted average equivalent shares outstanding, diluted	78,339	69,520	77,450	65,486

Diluted (loss) earnings per share (4)	$(0.01)	$0.06	$—	$0.12
FFO per share adjustments to net (loss) income available to common shareholders including preferred share dividends	0.30	0.22	0.59	0.47
FFO per share, diluted	$0.29	$0.28	$0.59	$0.59

Per share adjustments to FFO	0.02	0.01	0.02	0.01
Operating FFO per share, diluted	$0.31	$0.29	$0.61	$0.60

(1)	Amount included in earnings (loss) from unconsolidated joint ventures.

(2)	The total non-controlling interest reflects OP units convertible 1:1 into common shares.

(3)
Series D convertible preferred shares were dilutive to FFO per share for the period, but anti-dilutive to earnings per share as disclosed elsewhere. Because the Series D convertible preferred shares are paid annual dividends of $7.25 million and are currently convertible into approximately 7.0 million shares of common stock, they are dilutive only when earnings or FFO exceed approximately $0.26 per diluted share per quarter, which was the case for FFO in the current period, but not for earnings per share. The conversion ratio is subject to adjustment based upon a number of factors, and such adjustment could affect the dilutive impact of the Series D convertible preferred shares on FFO and earnings per share in future periods.

(4)	The denominator to calculate diluted earnings per share excludes shares issuable upon conversion of Operating Partnership Units and preferred shares.

Same Property Operating Income

Same Property Operating Income ("Same Property NOI") is a supplemental non-GAAP financial measure of real estate companies' operating performance. Same Property NOI is considered by management to be a relevant performance measure of our operations because it includes only the NOI of comparable properties for the reporting period. Same Property NOI is calculated using consolidated operating income and adjusted to exclude management and other fee income, depreciation and amortization, general and administrative expense, provision for impairment and non-comparable income/expense adjustments such as straight-line rents, lease termination fees, above/below market rents, and other non-comparable operating income and expense adjustments.

Same Property NOI should not be considered an alternative to net income in accordance with GAAP or as a measure of liquidity.  Our method of calculating Same Property NOI may differ from methods used by other REITs and, accordingly, may not be comparable to such other REITs.

The following is a summary of our wholly owned properties by classification:

	Three Months Ended June 30,	Six Months Ended June 30,
Property Designation	2014	2014
Same property	56	56
Acquisitions (1)	5	5
Held or available for sale (2)	—	—
Non-retail properties (3)	1	1
Redevelopment (4)	3	3
Total wholly owned properties	65	65

(1) Properties were not owned in both comparable periods.
(2) Properties will not be part of the Company’s ongoing operations.
(3) Non-core office building.
(4) Properties under construction primarily related to re-tenanting resulting in reduced rental income.
Acquisition and redevelopment properties removed from the pool will not be added until owned and operated or construction is complete for the entirety of both periods being compared.

The following is a reconciliation of our Operating Income to Same Property NOI:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)

Operating income	$6,732	$11,309	$19,135	$19,539

Adjustments:
Management and other fee income	(436)	(473)	(946)	(1,277)
Depreciation and amortization	23,658	14,551	41,399	25,328
General and administrative expenses	5,619	5,634	11,233	11,134
Properties excluded from pool	(5,226)	(2,294)	(10,883)	2,748
Non-comparable income/expense adjustments	(954)	(414)	(1,383)	(908)
Same Property NOI	$29,393	$28,313	$58,555	$56,564

Period-end Leased Occupancy percent	95.9%	95.2%	95.9%	95.2%

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We have exposure to interest rate risk on our variable rate debt obligations.  Based on market conditions, we may manage our exposure to interest rate risk by entering into interest rate swap agreements to hedge our variable rate debt.  We are not subject to any foreign currency exchange rate risk or commodity price risk, or other material rate or price risks.  Based on our debt and interest rates and interest rate swap agreements in effect at June 30, 2014, a 100 basis point change in interest rates would impact our future earnings and cash flows by approximately $0.3 million annually.  We believe that a 100 basis point increase in interest rates would decrease the fair value of our total outstanding debt by approximately $5.2 million at June 30, 2014.

We had interest rate swap agreements with an aggregate notional amount of $210.0 million as of June 30, 2014.  The agreements provided for swapping one-month LIBOR interest rates ranging from 1.2% to 2.2% and had expirations ranging from April 2016 to May 2020.  The following table sets forth information as of June 30, 2014 concerning our long-term debt obligations, including principal cash flows by scheduled amortization payment and scheduled maturity, weighted average interest rates of maturing amounts and fair market value:

	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
(In thousands)
Fixed-rate debt	$1,784	$85,250	$22,710	$112,222	$84,244	$411,993	$718,203	$729,602
Average interest rate	5.7%	5.3%	5.9%	5.4%	4.1%	3.6%	4.5%	4.5%
Variable-rate debt	$—	$—	$—	$—	$—	$28,125	$28,125	$28,125
Average interest rate	—	—	—	—	—	3.5%	3.5%	3.5%

We estimated the fair value of our fixed rate mortgages using a discounted cash flow analysis, based on borrowing rates for similar types of borrowing arrangements with the same remaining maturity.  Considerable judgment is required to develop estimated fair values of financial instruments.  The table incorporates only those exposures that exist at June 30, 2014 and does not consider those exposures or positions which could arise after that date or firm commitments as of such date.  Therefore, the information presented therein has limited predictive value.  Our actual interest rate fluctuations will depend on the exposures that arise during the period and on market interest rates at that time.

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

We carried out an assessment as of June 30, 2014 of the effectiveness of the design and operation of our disclosure controls and procedures.  This assessment was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.  Based on such evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that such disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2014.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

Exhibit No.	Description

10.1*	$100 Million Note Purchase Agreement, by Ramco-Gershenson Properties, L.P. dated May 28, 2014
10.2*
Unsecured Term Loan Agreement, dated May 29, 2014 among Ramco-Gershenson Properties, L.P., as borrower, Ramco-Gershenson Properties Trust, as a Guarantor, Capital One, National Association, as a Bank, The Other Banks Which Are A Party To This Agreement, The Other Banks Which May Become Parties To This Agreement, Capital One, National Association, as Administrative Agent, and Capital One, National Association, as Sole Lead Arranger and Sole Bookrunner.

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

RAMCO-GERSHENSON PROPERTIES TRUST

Date: July 30, 2014	By:/s/ DENNIS GERSHENSON Dennis Gershenson President and Chief Executive Officer (Principal Executive Officer)

Date: July 30, 2014	By: /s/ GREGORY R. ANDREWS Gregory R. Andrews Chief Financial Officer (Principal Financial and Accounting Officer)