Form 10-Q
period 2014-09-30
RAMCO GERSHENSON PROPERTIES TRUST
filed 2014-10-23
CIK 842183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended September 30, 2014

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

Yes   ☐                       No  ☒

Number of common shares of beneficial interest ($0.01 par value) of the registrant outstanding as of October 15, 2014: 77,562,513

PART 1 – FINANCIAL INFORMATION
Item 1.  Unaudited Condensed Consolidated Financial Statements

RAMCO-GERSHENSON PROPERTIES TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	September 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Income producing properties, at cost:
Land	$344,236	$284,686
Buildings and improvements	1,590,448	1,340,531
Less accumulated depreciation and amortization	(276,197)	(253,292)
Income producing properties, net	1,658,487	1,371,925
Construction in progress and land available for development or sale	87,254	101,974
Real estate held for sale	10,786	—
Net real estate	1,756,527	1,473,899
Equity investments in unconsolidated joint ventures	28,564	30,931
Cash and cash equivalents	11,826	5,795
Restricted cash	4,919	3,454
Accounts receivable (net of allowance for doubtful accounts of $2,441 and $2,351 as of September 30, 2014 and December 31, 2013, respectively)	11,601	9,648
Other assets, net	174,483	128,521
TOTAL ASSETS	$1,987,920	$1,652,248

LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable:
Senior unsecured notes payable	$420,000	$365,000
Mortgages payable	365,049	333,049
Unsecured revolving credit facility	120,000	27,000
Junior subordinated notes	28,125	28,125
Total notes payable	933,174	753,174
Capital lease obligation	1,887	5,686
Accounts payable and accrued expenses	41,471	32,026
Other liabilities	63,811	48,593
Distributions payable	17,868	14,809
TOTAL LIABILITIES	1,058,211	854,288

Commitments and Contingencies

Ramco-Gershenson Properties Trust ("RPT") Shareholders' Equity:
Preferred shares, $0.01 par, 2,000 shares authorized: 7.25% Series D Cumulative Convertible Perpetual Preferred Shares, (stated at liquidation preference $50 per share), 2,000 shares issued and outstanding as of September 30, 2014 and December 31, 2013	$100,000	$100,000
Common shares of beneficial interest, $0.01 par, 120,000 shares authorized, 77,563 and 66,669 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	776	667
Additional paid-in capital	1,129,907	959,183
Accumulated distributions in excess of net income	(327,006)	(289,837)
Accumulated other comprehensive (loss) income	(727)	84
TOTAL SHAREHOLDERS' EQUITY ATTRIBUTABLE TO RPT	902,950	770,097
Noncontrolling interest	26,759	27,863
TOTAL SHAREHOLDERS' EQUITY	929,709	797,960

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,987,920	$1,652,248

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
REVENUE
Minimum rent	$40,735	$33,043	$114,056	$89,277
Percentage rent	54	85	207	200
Recovery income from tenants	12,725	10,158	36,829	28,158
Other property income	1,047	1,560	2,586	2,574
Management and other fee income	582	565	1,528	1,842
TOTAL REVENUE	55,143	45,411	155,206	122,051

EXPENSES
Real estate taxes	7,217	6,351	21,931	16,685
Recoverable operating expense	6,440	4,825	18,338	13,663
Other non-recoverable operating expense	942	668	2,626	2,135
Depreciation and amortization	19,178	15,094	60,577	40,422
Acquisition costs	1,189	103	1,722	784
General and administrative expense	5,395	5,260	16,095	15,713
TOTAL EXPENSES	40,361	32,301	121,289	89,402

OPERATING INCOME	14,782	13,110	33,917	32,649

OTHER INCOME AND EXPENSES
Other expense, net	(243)	(400)	(615)	(716)
Gain (loss) on sale of real estate	258	(13)	2,930	3,901
Earnings (loss) from unconsolidated joint ventures	455	387	(336)	(5,027)
Interest expense	(8,645)	(7,915)	(23,876)	(21,284)
Amortization of deferred financing fees	(342)	(382)	(1,115)	(1,069)
Deferred gain recognized on real estate	—	—	117	5,282
Loss on extinguishment of debt	—	—	(860)	—
INCOME FROM CONTINUING OPERATIONS BEFORE TAX	6,265	4,787	10,162	13,736
Income tax (provision) benefit	(2)	29	(18)	(1)
INCOME FROM CONTINUING OPERATIONS	6,263	4,816	10,144	13,735

DISCONTINUED OPERATIONS
Gain on sale of real estate	—	657	—	2,194
Income from discontinued operations	—	242	—	842
INCOME FROM DISCONTINUED OPERATIONS	—	899	—	3,036

NET INCOME	6,263	5,715	10,144	16,771
Net income attributable to noncontrolling partner interest	(180)	(201)	(303)	(634)
NET INCOME ATTRIBUTABLE TO RPT	6,083	5,514	9,841	16,137
Preferred share dividends	(1,813)	(1,813)	(5,438)	(5,438)
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$4,270	$3,701	$4,403	$10,699

EARNINGS PER COMMON SHARE, BASIC
Continuing operations	$0.06	$0.05	$0.06	$0.13
Discontinued operations	—	0.01	—	0.05
	$0.06	$0.06	$0.06	$0.18
EARNINGS PER COMMON SHARE, DILUTED
Continuing operations	$0.06	$0.05	$0.06	$0.13
Discontinued operations	—	0.01	—	0.05
	$0.06	$0.06	$0.06	$0.18
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	74,840	61,102	70,283	57,626
Diluted	75,080	61,572	70,520	58,097

OTHER COMPREHENSIVE INCOME
Net income	$6,263	$5,715	$10,144	$16,771
Other comprehensive (loss) income:
Gain (loss) on interest rate swaps	1,236	(620)	(840)	4,056
Comprehensive income	7,499	5,095	9,304	20,827
Comprehensive (income) loss attributable to noncontrolling interest	(38)	22	29	(149)
COMPREHENSIVE INCOME ATTRIBUTABLE TO RPT	$7,461	$5,117	$9,333	$20,678

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
For the nine months ended September 30, 2014
(In thousands)
(Unaudited)

	Shareholders' Equity of Ramco-Gershenson Properties Trust
	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Shareholders’ Equity
Balance, December 31, 2013	$100,000	$667	$959,183	$(289,837)	$84	$27,863	$797,960
Issuance of common shares	—	107	170,297	—	—	—	170,404
Conversion and redemption of OP unit holders	—	—	—	—	—	(84)	(84)
Share-based compensation and other expense, net of shares withheld for employee taxes	—	2	427	—	—	—	429
Dividends declared to common shareholders	—	—	—	(41,303)	—	—	(41,303)
Dividends declared to preferred shareholders	—	—	—	(5,438)	—	—	(5,438)
Distributions declared to noncontrolling interests	—	—	—	—	—	(1,294)	(1,294)
Dividends declared to deferred shares	—	—	—	(269)	—	—	(269)
Other comprehensive income adjustment	—	—	—	—	(811)	(29)	(840)
Net income	—	—	—	9,841	—	303	10,144
Balance, September 30, 2014	$100,000	$776	$1,129,907	$(327,006)	$(727)	$26,759	$929,709

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAMCO GERSHENSON PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
OPERATING ACTIVITIES
Net income	$10,144	$16,771
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including discontinued operations	60,577	40,909
Amortization of deferred financing fees, including discontinued operations	1,115	1,069
Income tax provision	18	1
Loss from unconsolidated joint ventures	336	5,027
Distributions received from operations of unconsolidated joint ventures	1,759	2,198
Loss on extinguishment of debt, including discontinued operations	860	—
Deferred gain recognized on real estate	(117)	(5,282)
Gain on sale of real estate, including discontinued operations	(2,930)	(6,095)
Amortization of premium on mortgages, net	(791)	(364)
Share-based compensation expense	1,618	1,614
Long-term incentive cash compensation expense	1,588	1,064
Changes in assets and liabilities:
Accounts receivable, net	(1,953)	(1,212)
Other assets, net	2,433	(951)
Accounts payable, accrued expenses and other liabilities	2,954	11,407
Net cash provided by operating activities	77,611	66,156

INVESTING ACTIVITIES
Acquisition of real estate, net of assumed debt	$(263,463)	$(222,071)
Development and capital improvements	(56,774)	(29,928)
Net proceeds from sales of real estate	10,753	24,570
Distributions from sale of joint venture property	—	1,687
Increase in restricted cash	(1,465)	(4,528)
Investment in unconsolidated joint ventures	—	(4,979)
Net cash used in investing activities	(310,949)	(235,249)

FINANCING ACTIVITIES
Proceeds on mortgages and notes payable	$175,000	$160,000
Repayment of mortgages and notes payable	(152,673)	(117,345)
Net proceeds (repayments) on revolving credit facility	93,000	(30,000)
Payment of deferred financing costs	(764)	(1,363)
Proceeds from issuance of common stock	170,404	194,975
Repayment of capitalized lease obligation	(269)	(251)
Conversion of operating partnership units for cash	(84)	(1,239)
Dividends paid to preferred shareholders	(5,438)	(5,438)
Dividends paid to common shareholders	(38,540)	(28,539)
Distributions paid to operating partnership unit holders	(1,267)	(1,158)
Net cash provided by financing activities	239,369	169,642

Net change in cash and cash equivalents	6,031	549
Cash and cash equivalents at beginning of period	5,795	4,233
Cash and cash equivalents at end of period	$11,826	$4,782

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY
Assumption of debt related to acquisitions	$58,634	$158,767
Revaluation of capital lease obligation	$4,697	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest (net of capitalized interest of $1,606 and $770 in 2014 and 2013, respectively)	$24,529	$21,225
Cash paid for federal income taxes	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Organization and Basis of Presentations

Organization

Ramco-Gershenson Properties Trust, together with its subsidiaries (the “Company” or "RPT"), is a real estate investment trust (“REIT”) engaged in the business of owning, developing, redeveloping, acquiring, managing and leasing community shopping centers in strategic metropolitan markets throughout the Eastern, Midwestern and Central United States.  As of September 30, 2014, our property portfolio consists of 70 wholly owned shopping centers and one office building comprising approximately 14.5 million square feet.  In addition, we are co-investor in and manager of two institutional joint ventures that own portfolios of shopping centers.  We own 20% of Ramco 450 Venture LLC, an entity that owns eight shopping centers comprising approximately 1.6 million square feet.  We own 30% of Ramco/Lion Venture L.P., an entity that owns three shopping centers comprising approximately 0.8 million square feet. We also have ownership interests in two joint ventures that each own a single shopping center.  In addition, we own interests in three parcels of land available for development and five parcels of land available for sale. Most of our properties are anchored by supermarkets and/or national chain stores.  The Company’s credit risk, therefore, is concentrated in the retail industry.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and our majority owned subsidiary, the Operating Partnership, Ramco-Gershenson Properties, L.P. (97.2% and 96.8% owned by the Company at September 30, 2014 and December 31, 2013, respectively), and all wholly-owned subsidiaries, including entities in which we have a controlling financial interest.  We have elected to be a REIT for federal income tax purposes.  All intercompany balances and transactions have been eliminated in consolidation.  The information furnished is unaudited and reflects all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.  These condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Land available for development or sale includes real estate projects where vertical construction has yet to commence, but which have been identified by us and are available for future development when market conditions dictate the demand for a new shopping center. The viability of all projects under construction or development, including those owned by unconsolidated joint ventures, is regularly evaluated under applicable accounting requirements, including requirements relating to abandonment of assets or changes in use.  Land available for development or sale was $72.6 million and $68.5 million at September 30, 2014 and December 31, 2013, respectively.

Construction in progress represents existing development, redevelopment and tenant build-out projects.  When projects are substantially complete and ready for their intended use, balances are transferred to land or building and improvements as appropriate.  Construction in progress was $14.7 million and $33.5 million at September 30, 2014 and December 31, 2013, respectively.

The decrease in construction in progress from December 31, 2013 to September 30, 2014 was due primarily to the substantial completion of Phase I of Lakeland Park Center, located in Lakeland, Florida. The cost to date for Lakeland Park Center Phase I is approximately $32.0 million, excluding initial land costs. This decrease is offset in part by costs associated with the commencement of Phase II of Parkway Shops located in Jacksonville, Florida which commenced in the third quarter of 2014, as well as by costs associated with redevelopment and expansion projects at various centers.

3.  Property Acquisitions and Dispositions

Acquisitions

The following table provides a summary of our acquisition activity for the nine months ended September 30, 2014:

					Gross
Property Name	Location	GLA	Acreage	Date Acquired	Purchase Price	Assumed Debt
		(In thousands)			(In thousands)
Front Range Village	Fort Collins, CO	459	N/A	09/04/14	$128,250	$—
Buttermilk Towne Center	Crescent Spring, KY	278	N/A	08/22/14	41,900	—
Woodbury Lakes (1)	Woodbury, MN	305	N/A	07/22/14	65,250	—
Bridgewater Falls Shopping Center	Hamilton, OH	504	N/A	07/10/14	85,542	58,634
Total consolidated income producing acquisitions		1,546			$320,942	$58,634

The Shoppes at Fox River	Waukesha, WI	N/A	9.9	09/08/14	$1,216	$—
Total consolidated land / outparcel acquisitions			9.9		$1,216	$—

Total Acquisitions		1,546	9.9		$322,158	$58,634

(1) The purchase price includes $0.75 million for a 1.3 acre parcel purchased August 29, 2014 adjacent to the shopping center.

The aggregate fair value of our 2014 acquisitions through September 30, 2014, was allocated and is reflected in the following table in accordance with accounting guidance for business combinations. Some of the purchase price allocations are preliminary and may be adjusted as final costs and valuations are determined:

Allocated Fair Value
(In thousands)
Land	$54,668
Buildings and improvements	235,322
Above market leases	4,775
Lease origination costs	23,343
Other assets	30,883
Capital lease obligation	(1,167)
Below market leases	(18,836)
Premium for above market interest rates on assumed debt	(6,830)
Total purchase price allocated	$322,158

Included in other assets is approximately $17.5 million related to the fair value of a public improvement fee income agreement at Front Range Village that is in place until 2039 and approximately $6.1 million related to the fair value of a real estate tax exemption agreement at Buttermilk Towne Center that is in place until 2032.

Total revenue and net income for the 2014 acquisitions included in our condensed consolidated statement of operations for the three and nine months ended September 30, 2014 were as follows:

Three and Nine Months Ended September 30, 2014
(In thousands)
Total revenue from 2014 acquisitions	$4,973
Net income from 2014 acquisitions	$536

Unaudited Proforma Information

If the 2014 Acquisitions had occurred on January 1, 2013, our consolidated revenues and net income for the three and nine months ended September 30, 2014 and 2013 would have been as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Consolidated revenue	$58,568	$48,837	$175,153	$142,000
Consolidated net income available to common shareholders	$5,090	$4,522	$7,880	$14,176

Dispositions

The following table provides a summary of our disposition activity for the nine months ended September 30, 2014:

					Gross
Property Name	Location	GLA	Acreage	Date Sold	Sales Price	Debt Repaid	Gain (loss) on Sale
		(In thousands)			(In thousands)

The Town Center at Aquia - El Gran Charro Outparcel	Stafford, VA	6	N/A	05/28/14	$1,730	$—	$123
Naples Towne Centre	Naples, FL	135	N/A	04/17/14	7,150	—	2,343
Total consolidated income producing dispositions		141			$8,880	$—	$2,466

Parkway Phase I - Wendy's Outparcel	Jacksonville, FL	N/A	1.0	08/27/14	$900	$—	$258
Parkway Phase I - Express Oil Change Outparcel	Jacksonville, FL	N/A	0.7	06/13/14	680	—	215
Hartland - Taco Bell Outparcel	Hartland, MI	N/A	0.8	05/01/14	650	$—	$(9)
Total consolidated land / outparcel dispositions			2.5		$2,230	$—	$464
Total consolidated dispositions		141	2.5		$11,110	$—	$2,930

Pursuant to the criteria established under ASC 360, Property, Plant, and Equipment, we will classify properties as held for sale when executed purchase and sales agreement contingencies have been satisfied thereby signifying that the sale is legally binding and we are able to conclude that the sale of the property within one year is probable. Pursuant to our adoption of ASU 2014-08 the results of operations of properties classified as held for sale will not be classified as Discontinued Operations in the Condensed Consolidated Statements of Operations. As of September 30, 2014 we had two income producing properties classified as held for sale. There were no properties held for sale as of September 30, 2013.

4.  Discontinued Operations

We have adopted the provisions of ASU 2014-08 beginning with the period ended March 31, 2014, and have applied the provisions prospectively. The following table provides a summary of selected operating results during the three and nine months ended September 30, 2013 for those properties classified as Discontinued Operations prior to our adoption of ASU 2014-08:

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
	(in thousands)
Total revenue	$502	$1,963
Expenses:
Recoverable operating expenses	115	509
Other non-recoverable property operating expenses	12	73
Depreciation and amortization	132	489
Other expense	1	50
Operating income from discontinued operations	242	842

Gain on sale of properties	657	2,194
Income from discontinued operations	$899	$3,036

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

The combined condensed financial information for our unconsolidated joint ventures is summarized as follows:

Balance Sheets	September 30, 2014	December 31, 2013
	(In thousands)
ASSETS
Income producing properties, net	$392,926	$410,218
Cash, accounts receivable and other assets	24,265	27,462
Total Assets	$417,191	$437,680
LIABILITIES AND OWNERS' EQUITY
Mortgage notes payable	$170,448	$178,708
Other liabilities	7,704	7,885
Owners' equity	239,039	251,087
Total Liabilities and Owners' Equity	$417,191	$437,680

RPT's equity investments in unconsolidated joint ventures	$28,564	$30,931

	Three Months Ended September 30,		Nine Months Ended September 30,
Statements of Operations	2014	2013	2014	2013
	(In thousands)
Total revenue	$10,425	$10,649	$31,927	$32,384
Total expenses (1)	7,012	7,251	31,973	22,111
Income (loss) before other income, expense, and discontinued operations	3,413	3,398	(46)	10,273
Gain on sale of land (2)	—		740
Interest expense	(1,820)	(2,269)	(5,511)	(7,236)
Gain on extinguishment of debt (3)	—	—	529	—
Amortization of deferred financing fees	(77)	(68)	(229)	(197)
Income (loss) from continuing operations	1,516	1,061	(4,517)	2,840

Discontinued operations (4)
Loss on sale of real estate (5)	—	—	—	(21,512)
Income from discontinued operations	—	126	—	1,260
Income (loss) from discontinued operations	—	126	—	(20,252)
Net income (loss)	$1,516	$1,187	$(4,517)	$(17,412)

RPT's share of earnings (loss) from unconsolidated joint ventures	$455	$387	$(336)	$(5,027)

(1)	The increase for the nine months ended September 30, 2014 is due to accelerated depreciation expense recorded in the second quarter 2014 related to redevelopment projects.

(2)	The gain on sale relates to a joint venture property that was sold in 2011 and additional proceeds received in June 2014. Our share of the gain was approximately $0.4 million.

(3)	As a result of a property conveyance, a joint venture recognized a gain on extinguishment of debt of which our share was approximately $0.1 million.

(4)	Beginning in the first quarter of 2014 discontinued operations reflects results of operations for those properties classified as discontinued operations as of December 31, 2013.

(5)	In March 2013, Ramco/Lion Venture LP sold 12 shopping centers to us resulting in a loss on the sale of $21.5 million to the joint venture.

As of September 30, 2014, we had investments in the following unconsolidated joint ventures:

	Ownership as of	Total Assets as of	Total Assets as of
	September 30,	September 30,	December 31,
Unconsolidated Entities	2014	2014	2013
		(In thousands)
Ramco 450 Venture LLC	20%	$282,285	$293,410
Ramco/Lion Venture LP	30%	89,265	91,053
Other Joint Ventures	—%	45,641	53,217
		$417,191	$437,680

There was no acquisition activity in the nine months ended September 30, 2014 and 2013 by any of our unconsolidated joint ventures.

Debt

Our unconsolidated joint ventures had the following debt outstanding at September 30, 2014:

Balance
Entity Name	Outstanding
(In thousands)
Ramco 450 Venture LLC (1)	$140,454
Ramco/Lion Venture LP (2)	30,116
$170,570
Unamortized premium	(122)
Total mortgage debt	$170,448

(1)	Maturities range from October 2015 to September 2023 with interest rates ranging from 1.9% to 5.8%.

(2)	Balance relates to Millennium Park’s mortgage loan which has a maturity date of October 2015 with a 5.0% interest rate.

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

The following table provides information for our fees earned which are reported in our condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Management fees	$379	$389	$1,145	$1,469
Leasing fees	160	172	266	320
Construction fees	43	4	117	53
Total	$582	$565	$1,528	$1,842

6.  Other Assets, Net

Other assets consist of the following:

	September 30, 2014	December 31, 2013
	(In thousands)
Deferred leasing costs, net	$34,666	$26,617
Deferred financing costs, net	5,314	6,513
Lease intangible assets, net	82,318	69,635
Straight-line rent receivable, net	15,389	15,115
Cash flow hedge mark-to-market asset	1,215	2,244
Prepaid and other deferred expenses, net	7,612	4,629
Other, net	27,969	3,768
Other assets, net	$174,483	$128,521

Total accumulated amortization of other assets was $54.2 million and $44.0 million at September 30, 2014 and December 31, 2013, respectively.

Intangible assets attributable to lease origination costs and for above-market leases are being amortized over the lives of the applicable lease.  Amortization of lease origination costs is an increase to amortization expense and amortization of above-market leases is a reduction to minimum rent revenue over the applicable terms of the respective leases.  Amortization of the above-market leases resulted in a reduction of revenue of approximately $2.0 million and $1.5 million for the nine months ended September 30, 2014 and 2013, respectively. All other intangible assets are amortized over the life of the asset and are an increase to amortization expense.

Straight-line rent receivables are recorded net of allowances of $4.2 million and $3.8 million at September 30, 2014 and December 31, 2013, respectively.

7.  Debt

The following table summarizes our mortgages and notes payable and capital lease obligation as of September 30, 2014 and December 31, 2013:

Notes Payable	September 30, 2014	December 31, 2013
	(In thousands)
Senior unsecured notes	$210,000	$110,000
Unsecured term loan facilities	210,000	255,000
Fixed rate mortgages	355,836	329,875
Unsecured revolving credit facility	120,000	27,000
Junior subordinated notes	28,125	28,125
	923,961	750,000
Unamortized premium	9,213	3,174
	$933,174	$753,174

Capital lease obligation	$1,887	$5,686

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

Also in May 2014, we closed a $75 million senior unsecured term loan with an additional $75 million accordion feature. The loan has a seven-year term and bears interest at an annual rate of LIBOR plus 1.25% to 2.25% (initially 1.7%) depending upon our leverage or credit rating. The interest expense is hedged with an existing interest rate swap expiring in April 2016, resulting in an effective fixed initial annual rate of 2.9%.

The combined proceeds from the May 2014 financings were used to repay $45 million of variable-rate bank term debt due 2017, $75 million of bank term debt also due in 2017, the $45 million balance on our unsecured revolving line of credit, as well as for general corporate purposes.

In September 2014, we entered into an agreement to issue $100 million of private placement senior unsecured notes. The financing will consist of $50 million of notes with a ten-year term priced at a fixed interest rate of 4.16% and $50 million of notes with a twelve-year term priced at a fixed interest rate of 4.30%. The notes are expected to be sold in the fourth quarter 2014 with net proceeds to be used to reduce the balance outstanding on our revolving credit facility.

During the nine months ended September 30, 2014 we had the following mortgage transactions:

•
In conjunction with our acquisition of Bridgewater Falls, we assumed a mortgage loan with a $58.6 million principal balance outstanding and an interest rate of 5.7%. We recorded a premium of approximately $6.8 million based upon the fair value of the loan on the date it was assumed. This mortgage premium is being amortized to interest expense over the remaining life of the loan; and

•	We repaid mortgages securing the following properties:

◦	The Auburn Mile in the amount of $6.6 million with an interest rate of 5.4%; and

◦	Crossroads Centre in the amount of $23.2 million with an interest rate of 5.4%.

Our $355.8 million of fixed rate mortgages have interest rates ranging from 5.0% to 7.4% and are due at various maturity dates from June 2015 through June 2026.  Included in fixed rate mortgages at September 30, 2014 and December 31, 2013 were unamortized premium balances related to the fair market value of debt of approximately $9.2 million and $3.2 million, respectively.  The fixed rate mortgage notes are secured by mortgages on properties that have an approximate net book value of $372.8 million as of September 30, 2014.

We had net borrowings of $93.0 million under our revolving credit facility during the nine months ended September 30, 2014 with a balance of $120.0 million as of September 30, 2014.  Outstanding letters of credit issued under our revolving credit facility, not reflected in the accompanying condensed consolidated balance sheets, totaled $7.0 million. These letters of credit reduce borrowing availability under our bank facility.

Our revolving credit facility, term loans and unsecured notes contain financial covenants relating to total leverage, fixed charge coverage ratio, unencumbered assets, tangible net worth and various other calculations.  As of September 30, 2014, we were in compliance with these covenants.

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

The following table presents scheduled principal payments on mortgages and notes payable as of September 30, 2014:

Year Ending December 31,
(In thousands)
2014 (Oct 1 - December 31)	$1,122
2015	86,117
2016	143,619
2017	113,196
2018	85,275
Thereafter	494,632
Subtotal debt	923,961
Unamortized premium	9,213
Total debt (including unamortized premium)	$933,174

We have no mortgage maturities until the second quarter of 2015. It is our intent to repay maturing mortgages using cash, borrowings under our unsecured line of credit, or other sources of financing.

8.  Other Liabilities, net

Other liabilities consist of the following:

	September 30, 2014	December 31, 2013
	(In thousands)
Lease intangible liabilities, net	$55,579	$40,386
Cash flow hedge mark-to-market liability	2,108	2,297
Deferred liabilities	2,560	2,637
Tenant security deposits	3,276	2,940
Other, net	288	333
Other liabilities, net	$63,811	$48,593

The lease intangible liability relates to below-market leases that are being accreted over the applicable terms of the acquired leases, which resulted in an increase in revenue of $3.7 million and $2.2 million for the nine months ended September 30, 2014 and 2013, respectively.

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

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of September 30, 2014.

	Total
	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Derivative assets - interest rate swaps	$1,215	$—	$1,215	$—
Derivative liabilities - interest rate swaps	$(2,108)	$—	$(2,108)	$—

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

Fixed rate debt (including variable rate debt swapped to fixed through derivatives) with carrying values of $775.8 million and $649.9 million as of September 30, 2014 and December 31, 2013, respectively, have fair values of approximately $796.5 million and $650.9 million, respectively.  Variable rate debt’s fair value is estimated to be the carrying values of $148.1 million and $100.1 million as of September 30, 2014 and December 31, 2013, respectively. We classify our debt as Level 2.

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

At September 30, 2014, we had seven interest rate swap agreements with an aggregate notional amount of $210.0 million that were designated as cash flow hedges.  The agreements provided for swapping one-month LIBOR interest rates ranging from 1.2% to 2.2% on $210.0 million of unsecured term loans and have expirations ranging from April 2016 to May 2020.

The following table summarizes the notional values and fair values of our derivative financial instruments as of September 30, 2014:

	Hedge	Notional	Fixed	Fair	Expiration
Underlying Debt	Type	Value	Rate	Value	Date
		(In thousands)		(In thousands)
Derivative Assets
Unsecured term loan facility	Cash Flow	$50,000	1.4600%	$1,215	05/2020

Derivative Liabilities
Unsecured term loan facility	Cash Flow	$75,000	1.2175%	$(829)	04/2016
Unsecured term loan facility	Cash Flow	30,000	2.0480%	(599)	10/2018
Unsecured term loan facility	Cash Flow	25,000	1.8500%	(316)	10/2018
Unsecured term loan facility	Cash Flow	5,000	1.8400%	(59)	10/2018
Unsecured term loan facility	Cash Flow	15,000	2.1500%	(183)	05/2020
Unsecured term loan facility	Cash Flow	10,000	2.1500%	(122)	05/2020
		$160,000		$(2,108)

The following table presents the fair values of derivative financial instruments in our condensed consolidated balance sheets as of September 30, 2014 and December 31, 2013, respectively:

	September 30, 2014		December 31, 2013
Derivatives designated as	Balance Sheet	Fair	Balance Sheet	Fair
hedging instruments	Location	Value	Location	Value
		(In thousands)		(In thousands)
Interest rate contracts - assets	Other assets	$1,215	Other assets	$2,244
Interest rate contracts - liabilities	Other liabilities	$(2,108)	Other liabilities	$(2,297)

The effect of derivative financial instruments on our condensed consolidated statements of operations for the nine months ended September 30, 2014 and 2013 is summarized as follows:

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationship	Nine Months Ended September 30,			Nine Months Ended September 30,
	2014	2013		2014	2013
	(In thousands)			(In thousands)

Interest rate contracts - assets	$(1,029)	$1,499	Interest Expense	$(876)	$(243)
Interest rate contracts - liabilities	189	2,557	Interest Expense	(1,424)	(1,380)
Total	$(840)	$4,056	Total	$(2,300)	$(1,623)

11.   Earnings Per Common Share

The following table sets forth the computation of basic earnings per share (“EPS”):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands, except per share data)
Income from continuing operations	$6,263	$4,816	$10,144	$13,735
Net income from continuing operations attributable to noncontrolling interest	(180)	(169)	(303)	(526)
Preferred share dividends	(1,813)	(1,813)	(5,438)	(5,438)
Allocation of continuing income to restricted share awards	(65)	(37)	(162)	(99)
Income from continuing operations attributable to RPT	$4,205	$2,797	$4,241	$7,672

Income from discontinued operations	—	899	—	3,036
Net income from discontinued operations attributable to noncontrolling interest	—	(32)	—	(108)
Allocation of discontinued income to restricted share awards	—	(7)	—	(24)
Income from discontinued operations attributable to RPT	—	860	—	2,904
Net income available to common shareholders	$4,205	$3,657	$4,241	$10,576

Weighted average shares outstanding, Basic	74,840	61,102	70,283	57,626

Income per common share, Basic
Continuing operations	$0.06	$0.05	$0.06	$0.13
Discontinued operations	—	0.01	—	0.05
Net income available to common shareholders	$0.06	$0.06	$0.06	$0.18

The following table sets forth the computation of diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands, except per share data)
Income from continuing operations	$6,263	$4,816	$10,144	$13,735
Net income from continuing operations attributable to noncontrolling interest	(180)	(169)	(303)	(526)
Preferred share dividends	(1,813)	(1,813)	(5,438)	(5,438)
Allocation of continuing income to restricted share awards	(65)	(37)	(162)	(99)
Allocation of over distributed continuing income to restricted share awards	—	(6)	—	(17)
Income from continuing operations attributable to RPT	$4,205	$2,791	$4,241	$7,655

Income from discontinued operations	—	899	—	3,036
Net income from discontinued operations attributable to noncontrolling interest	—	(32)	—	(108)
Allocation of discontinued income to restricted share awards	—	(1)	—	(3)
Income from discontinued operations attributable to RPT	—	866	—	2,925
Net income available to common shareholders	$4,205	$3,657	$4,241	$10,580

Weighted average shares outstanding, Basic	74,840	61,102	70,283	57,626
Stock options and restricted stock awards using the treasury method	240	470	237	471
Dilutive effect of securities (1)	—	—	—	—
Weighted average shares outstanding, Diluted	75,080	61,572	70,520	58,097

Income per common share, Basic
Continuing operations	$0.06	$0.05	$0.06	$0.13
Discontinued operations	—	0.01	—	0.05
Net income available to common shareholders	$0.06	$0.06	$0.06	$0.18

 (1) The assumed conversion of preferred shares are anti-dilutive for all periods presented and accordingly, have been excluded from the weighted average common shares used to compute diluted EPS.

12.  Share-based Compensation Plans

As of September 30, 2014, we have one share-based compensation plan in effect.  The 2012 Omnibus Long-Term Incentive Plan (“2012 LTIP”) under which our compensation committee may grant, subject to the Company’s performance conditions as specified by the compensation committee, restricted shares, restricted share units, options and other awards to trustees, officers and other key employees.  The 2012 LTIP allows us to issue up to 2,000,000 shares of our common stock, units or stock options, of which 1,706,688 remained available for issuance at September 30, 2014.

In addition, as of September 30, 2014, we had 197,849 share awards that were granted under plans which terminated when the 2012 LTIP became effective.  These awards have various expiration dates through June 2017.

During the nine months ended September 30, 2014, we had the following activity:

•	granted 31,304 shares of restricted stock to non-employee trustees that vest over one year;

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

•
granted 114,114 shares of service-based restricted stock that vest over five years. The service-based awards were valued based on our closing stock price as of the grant date of March 1, 2014 and the expense is recognized on a graded vesting basis; and

•
granted performance-based cash units that are earned subject to a future performance measurement based on a three-year shareholder return peer comparison (“TSR Grants”).  If the performance criterion is met, the actual value of the units earned will be determined and 50% of the award will be paid in cash immediately while the balance will be paid in cash the following year.

We recognized share-based compensation expense of $1.6 million for each of the nine months ended September 30, 2014 and September 30, 2013.

Pursuant to ASC 718 – Stock Compensation, we determine the grant date fair value of TSR Grants, and any subsequent re-measurements, based upon a Monte Carlo simulation model.  We will recognize the compensation expense ratably over the requisite service period.  We are required to re-value the cash awards at the end of each quarter using the same methodology as was used at the initial grant date and adjust the compensation expense accordingly.  If at the end of the three-year measurement period the performance criteria are not met, compensation expense previously recognized would be reversed.  Compensation expense related to the cash awards was $1.6 million and $1.1 million for the nine months ended September 30, 2014 and 2013, respectively.

As of September 30, 2014, we had $5.5 million of total unrecognized compensation expense related to unvested restricted shares and performance based equity and cash awards.  This expense is expected to be recognized over a weighted-average period of 4.4 years.

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

As of September 30, 2014, we had a federal and state deferred tax asset of $10.4 million, and a valuation allowance of $10.2 million.  We believe that it is more likely than not that the results of future operations will generate sufficient taxable income to recognize the net deferred tax assets.  These future operations are primarily dependent upon the profitability of our TRSs, the timing and amounts of gains on land sales, and other factors affecting the results of operations of the TRSs.  The valuation allowances relate to net operating loss carry forwards and tax basis differences where there is uncertainty regarding their realizability.

We recorded income tax provisions of approximately $18,000 and $1,000 for the nine months ended September 30, 2014 and 2013, respectively.

Sales Taxes

We collect various taxes from tenants and remit these amounts, on a net basis, to the applicable taxing authorities.

14.  Commitments and Contingencies

Construction Costs

In connection with the development and expansion of various shopping centers as of September 30, 2014, we had entered into agreements for construction costs of approximately $17.1 million.

Litigation

We are currently involved in certain litigation arising in the ordinary course of business; however, we do not believe that any of this litigation will have a material effect on our consolidated financial statements.

Leases

Operating Leases

We lease office space for our corporate headquarters under an operating lease and have operating leases for land at one of our shopping centers.

Capital Leases

We have ground leases at Gaines Marketplace Shopping Center and Buttermilk Towne Center, both of which we have recorded as capital leases.

We recognized rent expense related to these leases of $0.7 million and $0.8 million for the the nine months ended September 30, 2014 and 2013, respectively.

15.  Subsequent Events

We have evaluated subsequent events through the date that the condensed consolidated financial statements were issued.

Subsequent to September 30, 2014 we completed the sale of Northwest Crossing located in Knoxville, Tennessee and Fraser Shopping Center located in Fraser, MI for $15.5 million and $3.3 million, respectively.

In addition we amended our unsecured revolving credit facility. The amended facility provides commitments totaling $350 million from nine banks and has a final maturity date in October 2019. Borrowings under the facility bear interest at varying rates depending on the Company’s leverage ratio (the current borrowing rate under the new facility being LIBOR plus 135 basis points).

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

Overview

We are a fully integrated, self-administered, publicly-traded REIT which owns, develops, acquires, manages and leases community shopping centers located in strategic metropolitan markets throughout the Eastern, Midwestern and Central United States.  As of September 30, 2014, our property portfolio consists of 70 wholly owned shopping centers and one office building comprising approximately 14.5 million million square feet.  In addition, we are co-investor in and manager of two institutional joint ventures that own portfolios of shopping centers.  We own 20% of Ramco 450 Venture LLC, an entity that owns eight shopping centers comprising approximately 1.6 million square feet.  We own 30% of Ramco/Lion Venture L.P., an entity that owns three shopping centers comprising approximately 0.8 million square feet.  We also have ownership interests in two smaller joint ventures that each own a shopping center. In addition, we own interests in three parcels of land available for development and five parcels of land available for sale. Our core portfolio, which includes joint venture properties, was 95.4% leased at September 30, 2014.  Including properties in redevelopment or slated for redevelopment, our overall portfolio was 94.8% leased.

Business Strategy

Our goal is to maximize shareholder value through a well-defined business strategy that focuses on the following elements:

•	Leasing and managing our shopping centers to increase occupancy, maximize rental income, and control operating expenses and capital expenditures;

•
Redeveloping our centers to increase gross leasable area, reconfigure space for creditworthy tenants, create outparcels, sell excess land, and generally make the centers more desirable for our tenants and their shoppers; and

•
Acquiring new shopping centers that are located in targeted metropolitan markets, anchored by stable and productive supermarkets, discounters, or national chain stores, and that provide opportunities to add value through intensive leasing, management, or redevelopment.

Our goal is also to manage our portfolio of assets to mitigate risk by:

•	Developing our land available for development into income-producing investment property, subject to market demand, availability of capital and adequate returns on our incremental capital;

•	Selling non-core shopping centers and redeploying the proceeds into investments that meet our criteria; and

•	Selling land parcels and using the proceeds to pay down debt or reinvest in our business.

Finally, we aim to support our business and portfolio strategies by:

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

We accomplished the following activity during the nine months ended September 30, 2014:

Operating Activity

For the combined portfolio, including wholly-owned and joint venture properties we reported the following leasing activity:

	Leasing Transactions	Square Footage	Base Rent/SF	Prior Rent/SF	Tenant Improvements/SF	Leasing Commissions/SF
Renewals	177	1,265,796	$12.93	$12.29	$—	$—
New Leases - Comparable	22	57,268	17.74	14.98	12.36	3.88
New Leases - Non-Comparable (1)	60	471,521	12.29	N/A	17.88	3.27
Total	259	1,794,585	$12.91	N/A	$5.09	$0.98

(1) Non-comparable lease transactions include leases for space vacant for greater than 12 months, leases for space which has been combined from smaller spaces or demised from larger spaces, and leases structured differently from the prior lease. As a result, there is no prior rent per square foot to compare to the base rent per square foot of the new lease.

Investing Activity

During the nine months ended September 30, 2014 we completed acquisitions of $322.2 million in wholly-owned income producing properties. Refer to Note 3 of the notes to the consolidated financial statements for additional detail related to our acquisitions.

We have two redevelopment and three expansion projects currently in process. Total projected costs is estimated to be approximately $44.0 million with completion dates scheduled for early to mid 2015.

In addition, Phase II of Parkway Shops has commenced with a 55,000 square foot Hobby Lobby. The total projected cost (excluding land which we own) is estimated to be $5.2 million and is expected to be completed by the fourth quarter of 2015.

In the third quarter, we substantially completed construction of Phase I of Lakeland Park Center located in Lakeland, Florida, at a cost to date of approximately $32.0 million, excluding land cost. Lakeland Park Center is being developed in two phases. Phase I consists of approximately 210,000 square feet of retail space.

In the second quarter we completed construction of a 55,000 square foot Hobby Lobby at the Shoppes at Fox River for $5.3 million.

During the nine months ended September 30, 2014 we completed the following dispositions for net proceeds to us of $10.8 million:

•	Naples Towne Centre, a 134,707 square foot shopping center located in Naples, Florida, for $7.0 million; and

•	Three outparcels of land plus one income producing outparcel in various locations for a combined $3.8 million.

Financing Activity

Debt

We closed the following debt transactions during the nine months ended September 30, 2014:

•
a $100 million private placement of senior unsecured notes consisting of $50 million of notes with a ten-year term with a fixed interest rate of 4.65% and $50 million of notes with a twelve-year term at a fixed interest rate of 4.74%. A "shelf" facility allows for the sale of an additional $50 million in notes to the same purchaser within the next three years, subject to approval, pricing and documentation; and

•
a $75 million senior unsecured term loan with an additional $75 million accordion feature. The loan has a seven-year term and bears interest at an annual rate of LIBOR plus 1.25% to 2.25% (initially 1.7%) depending upon our leverage or credit rating. The interest expense will be hedged with an existing interest rate swap expiring in April 2016, resulting in an effective fixed initial annual rate of 2.9%.

The combined proceeds from these financings were used to repay $165 million in outstanding debt, as well as for general corporate purposes.

In September 2014, we entered into an agreement to issue $100 million of private placement of senior unsecured notes. The financing will consist of $50 million of notes with a ten-year term priced at a fixed interest rate of 4.16% and $50 million of notes with a twelve-year term priced at a fixed interest rate of 4.30%. The notes are expected to be sold in the fourth quarter of 2014 with proceeds used to lower the outstanding balance on our revolving credit facility with net proceeds to be used to reduce the balance outstanding on our revolving credit facility.

During the nine months ended September 30, 2014 we had the following mortgage transactions:

•
In conjunction with our acquisition of Bridgewater Falls, we assumed a mortgage loan with a $58.6 million principal balance outstanding and an interest rate of 5.7%. We recorded a premium of approximately $6.8 million based upon the fair value of the loan on the date it was assumed. This mortgage premium is being amortized to interest expense over the remaining life of the loan; and

•	We repaid mortgages securing the following properties:

◦	The Auburn Mile in the amount of $6.6 million with an interest rate of 5.4%; and

◦	Crossroads Centre in the amount of $23.2 million with an interest rate of 5.4%.

Equity

During the nine months ended September 30, 2014, we completed an underwritten public offering of 6.9 million newly issued common shares of beneficial interest. Our total net proceeds, after deducting expenses, were approximately $108.7 million and were used to fund a portion of the consideration for our acquisitions in the third quarter 2014.

Through our controlled equity offering we have issued 3.8 million common shares at an average share price of $16.50 and received approximately $61.7 million in net proceeds during the nine months ended September 30, 2014.  As of September 30, 2014, there were 4.0 million shares remaining under this program.

Land Available for Development or Sale

At September 30, 2014, we had two projects in pre-development and various parcels of land available for development or sale.  We estimate that if we proceed with the development of these projects, up to approximately 300,000 square feet of GLA could be developed, excluding various outparcels of land. It is our policy to start vertical construction on new development projects only after the project has received entitlements, significant anchor commitments and construction financing, if appropriate.

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

Accounting Policies and Estimates

Our 2013 Annual Report on Form 10-K contains a description of our critical accounting policies, including initial adoption of accounting policies, revenue recognition and accounts receivable, real estate investment, off balance sheet arrangements, fair value measurements and deferred charges.  For the nine months ended September 30, 2014, there were no material changes to these policies, except for the presentation changes related to our adoption of the provisions of ASU 2014-08 "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity."

Comparison of three months ended September 30, 2014 to 2013

The following summarizes certain line items from our unaudited condensed consolidated statements of operations which we believe are important in understanding our operations and/or those items which have significantly changed in the three months ended September 30, 2014 as compared to the same period in 2013:

	Three Months Ended September 30,
	2014	2013	Dollar Change	Percent Change
	(In thousands)
Total revenue	$55,143	$45,411	$9,732	21.4%
Recoverable operating and real estate tax expense	13,657	11,176	2,481	22.2%
Other non-recoverable operating expense	942	668	274	41.0%
Depreciation and amortization	19,178	15,094	4,084	27.1%
Acquisition costs	1,189	103	1,086	NM
General and administrative expense	5,395	5,260	135	2.6%
Other expense, net	(243)	(400)	157	(39.3)%
Gain on sale of real estate	258	(13)	271	NM
Earnings from unconsolidated joint ventures	455	387	68	17.6%
Interest expense	(8,645)	(7,915)	(730)	9.2%
Amortization of deferred financing fees	(342)	(382)	40	(10.5)%
Income tax benefit	(2)	29	(31)	NM
Income from discontinued operations	—	899	(899)	NM
Net income attributable to noncontrolling partner interest	(180)	(201)	21	NM
Preferred share dividends	(1,813)	(1,813)	—	—
Net income available to common shareholders	$4,270	$3,701	$569	15.4%

NM - Not meaningful
Total revenue for the three months ended September 30, 2014, increased $9.7 million, or 21.4%, from 2013.  The increase is primarily due to the following:

•	$8.8 million increase related to acquisitions completed in the third quarter of 2014 and the second half of 2013;

•	$2.2 million increase related to our existing centers; and

•	$0.2 million increase related to completed development projects; offset by

•	lower lease termination income of $0.8 million; and

•	$0.7 million decrease related to properties sold in 2014 and properties in redevelopment.

Recoverable operating expense and real estate taxes for the three months ended September 30, 2014 increased $2.5 million, or 22.2%, from 2013.  The increase was primarily due to following:

•	$1.9 million increase related to our 2013 and 2014 acquisitions; and

•	$0.8 million increase at existing centers; offset by

•	$0.3 million decrease related to properties sold in 2014 and properties in redevelopment.

Other non-recoverable operating expense for the three months ended September 30, 2014 increased $0.3 million, or 41.0% from 2013 primarily due to properties acquired in 2014 that have merchant associations and a net increase in bad debt allowance for the quarter.

Depreciation and amortization expense for the three months ended September 30, 2014 increased $4.1 million, or 27.1%, from 2013.  The increase was primarily due to the acquisitions completed in 2013 and the third quarter of 2014.

Interest expense for the three months ended September 30, 2014 increased $0.7 million from 2013 primarily due to the following:

•	$1.0 million net increase in interest related to term loans primarily due to the issuance of senior unsecured notes in May 2014; offset in part by

•	$0.3 million increase in the amortization of mortgage premiums; and

•	increased capitalized interest due to our development and redevelopment projects.

Income from discontinued operations was $0.9 million for the three months ended September 30, 2013. We recorded a gain on sale of real estate of $0.7 million and $0.2 million in income from discontinued operations.  Pursuant to our adoption of the provisions of ASU 2014-08 beginning with the period ended March 31, 2014, in general, our activity related to individual sales of properties wholly-owned or co-owned with joint ventures will no longer be classified as discontinued operations.

Comparison of nine months ended September 30, 2014 to 2013

The following summarizes certain line items from our unaudited condensed consolidated statements of operations which we believe are important in understanding our operations and/or those items which have significantly changed in the nine months ended September 30, 2014 as compared to the same period in 2013:

	Nine Months Ended September 30,
	2014	2013	Dollar Change	Percent Change
	(In thousands)
Total revenue	$155,206	$122,051	$33,155	27.2%
Recoverable operating expense	40,269	30,348	9,921	32.7%
Other non-recoverable operating expense	2,626	2,135	491	23.0%
Depreciation and amortization	60,577	40,422	20,155	49.9%
Acquisition costs	1,722	784	938	119.6%
General and administrative expense	16,095	15,713	382	2.4%
Other expense, net	(615)	(716)	101	(14.1)%
Gain on sale of real estate	2,930	3,901	(971)	NM
Loss from unconsolidated joint ventures	(336)	(5,027)	4,691	(93.3)%
Interest expense	(23,876)	(21,284)	(2,592)	12.2%
Amortization of deferred financing fees	(1,115)	(1,069)	(46)	4.3%
Deferred gain recognized on real estate	117	5,282	(5,165)	NM
Loss on extinguishment of debt	(860)	—	(860)	NM
Income tax provision	(18)	(1)	(17)	NM
Income from discontinued operations	—	3,036	(3,036)	NM
Net income attributable to noncontrolling interest	(303)	(634)	331	NM
Preferred share dividends	(5,438)	(5,438)	—	—
Net income available to common shareholders	$4,403	$10,699	$(6,296)	(58.8)%

NM - Not meaningful

Total revenue for the nine months ended September 30, 2014, increased $33.2 million, or 27.2%, from 2013.  The increase is primarily due to the following:

•	$30.9 million increase related to acquisitions completed in 2014 and 2013;

•	$3.1 million increase related to our existing centers; and

•	$0.8 million increase related completed development projects; offset by

•	lower lease termination income of $0.3 million; and

•	$1.3 million decrease related to properties sold in 2014 and properties in redevelopment.

Recoverable operating expense and real estate taxes for the nine months ended September 30, 2014 increased $9.9 million, or 32.7%, from 2013.  The increase is primarily due to the following:

•	$8.4 million increase related to our 2014 and 2013 acquisitions;

•	$1.5 million increase related to our existing centers primarily due to higher snow removal costs; and

•	$0.2 million increase related completed development projects; offset by

•	$0.2 million decrease in real estate taxes related to properties sold in 2014 and properties in redevelopment.

Other non-recoverable operating expense for the nine months ended September 30, 2014 increased $0.5 million, or 23.0%, from 2013. The increase was primarily related to our acquisitions in 2013 and 2014.

Depreciation and amortization expense for the nine months ended September 30, 2014 increased $20.2 million, or 49.9%, from 2013.  The increase was primarily due:

•	$14.4 million related to our 2014 and 2013 acquisitions; and

•	$6.5 million related to the demolition of portions of Merchants Square and Village Plaza for redevelopment and the acceleration of the related depreciation.

Gain on sale of real estate was $2.9 million for the nine months ended September 30, 2014 and is comprised of a $2.3 million gain related to the sale of the Naples Town Center and $0.6 million related to the sale of three outparcels and one income producing outparcel, compared to a gain of $3.9 million in 2013 related to the sale of land at our Roseville Towne Center and two outparcels at our Parkway Shops development.

Loss from unconsolidated joint ventures for the nine months ended September 30, 2014 decreased $4.7 million.  In 2013 we acquired our partners' 70% interest in 12 shopping centers held in the Ramco/Lion Venture LP. The sale resulted in a loss of $21.2 million to the joint venture of which our share was $6.4 million. In addition in 2014 we recorded additional depreciation expense due to the acceleration of depreciation as a result of the demolition of a portion of a center for redevelopment partially offset by lower interest expense in 2014 due to the refinancing of several mortgages in 2013.

Interest expense for the nine months ended September 30, 2014 increased $2.6 million from 2013 primarily due to the following:

•	$3.8 million increase related to the issuance of senior unsecured notes in May 2014 and July 2013;

•	$0.6 million increase related to term loan interest; offset in part by

•	lower average balances on our revolving credit facility;

•	$0.8 million decrease in interest related to mortgage debt due to the payoff of higher interest mortgages in 2013 and 2014 and the amortization of mortgage premiums; and

•	increased capitalized interest due to our development and redevelopment projects.

In 2014, we recorded a deferred gain of $0.1 million related to the conveyance of a joint venture property in which we held a 7% interest. We had sold the property in 2007 to the joint venture and deferred the portion of the gain related to our joint venture interest. When the property was conveyed to the lender in March 2014 we recognized the previously deferred gain. In 2013 the deferred gain of $5.3 million related to a property we sold in 2007 to the Ramco/Lion Venture, LP, a joint venture in which we have a 30% non-controlling interest. Due to our continuing involvement we deferred the portion of the gain related to our 30% interest. In 2013 we acquired our partners' 70% interest in the property and recognized the previously deferred gain.

In 2014 we recorded a $0.9 million loss on extinguishment of debt due to the write-off of unamortized deferred financing costs associated with the early payoff of $120.0 million in unsecured term loan debt. We had no such activity in 2013.

In 2013 income from discontinued operations was $3.0 million for the nine months ended September 30, 2013.  We recorded a gain on sale of real estate of $2.2 million and $0.8 million in income from discontinued operations.  Pursuant to our adoption of the provisions of ASU 2014-08 beginning with the period ended March 31, 2014, in general, our activity related to individual sales of properties wholly-owned or co-owned with joint ventures will no longer be classified as discontinued operations.

Liquidity and Capital Resources

Through our controlled equity offering we have issued 3.8 million common shares at an average share price of $16.50 and received approximately $61.7 million in net proceeds during the nine months ended September 30, 2014.  As of September 30, 2014, there were approximately 4.0 million shares remaining under this program.

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

At September 30, 2014, we had $11.8 million in cash and cash equivalents and $4.9 million in restricted cash. Restricted cash was comprised primarily of funds held in escrow to pay real estate taxes, insurance premiums, and certain capital expenditures.

Short-Term Liquidity Requirements

Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our operating properties, interest and scheduled principal payments on our debt, capital expenditures related to tenant improvements and redevelopment activities, expected dividend payments (including distributions to Operating Partnership unit holders) and .  We believe that our retained cash flow from operations along with availability under our revolving credit facility is sufficient to meet these obligations.

In addition, in September 2014, we entered into an agreement to issue $100 million of private placement of senior unsecured notes. The financing will consist of $50 million of notes with a ten-year term priced at a fixed interest rate of 4.16% and $50 million of notes with a twelve-year term priced at a fixed interest rate of 4.30%. The notes are expected to be sold in the fourth quarter 2014 with proceeds used to reduce the outstanding balance on our revolving credit facility.

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

As of September 30, 2014, $113.0 million was available to be borrowed under our unsecured revolving credit facility subject to continuing compliance with maintenance covenants that may affect availability. Subsequent to September 30, 2014 we amended the revolving credit facility. The amended facility provides commitments totaling $350 million from nine banks and has a final maturity date in October 2019. Borrowings under the facility bear interest at varying rates depending on the Company’s leverage ratio (the current borrowing rate under the new facility being LIBOR plus 135 basis points).

For the nine months ended September 30, 2014, our cash flows were as follows compared to the same period in 2013:

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
Cash provided by operating activities	$77,611	$66,156
Cash used in investing activities	(310,949)	(235,249)
Cash provided by financing activities	239,369	169,642

Operating Activities

Net cash flow increased $11.5 million in 2014 compared to 2013 primarily due to:

•	net operating income increased $20.7 million as a result of our acquisitions (net of dispositions) and leasing activity at our shopping centers; offset by

•	a decrease in accounts payable and other liabilities of approximately $8.5 million; and

•
an increase in interest expense of approximately $2.6 million due to the issuance of senior unsecured notes in July 2013 and May 2014 offset by reduced interest rates on our junior subordinated notes and lower mortgage interest due to repayment of mortgages.

Investing Activities

Net cash used for investing activities increased $75.7 million compared to 2013 primarily due to:

•	in 2014 we used $252.7 million (net of dispositions) to acquire four properties compared to $197.5 million (net of dispositions) to acquire 15 properties in 2013;

•	in 2014 development and capital expenditures increased $26.8 million primarily due to the ongoing construction of Phase I of Lakeland Park Center and redevelopments at various properties;

•	in 2013 we made $3.3 million (net of distributions) in joint venture capital contributions. There have been no capital contributions in 2014; and

•	in 2014 we had a decrease in restricted cash of $3.1 million compared to 2013.

Financing Activities

Net cash provided by financing activities increased $69.7 million primarily due to:

•	increase in proceeds from notes of $15.0 million and a decrease in the payment of deferred financing costs of $0.6 million;

•	increase in the amount of borrowings of $87.7 million in 2014 compared to 2013;

•	decreased proceeds of $24.6 million from common stock issued;

•	higher cash dividends to common shareholders by $10.1 million due to the increase in the number of common shares outstanding and a 6.7% increase in our quarterly dividend compared to 2013; offset by

•	a conversion of OP units for cash of $1.2 million in 2013.

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

On September 3, 2014, our Board of Trustees declared a quarterly cash dividend distribution of $0.20 per common share paid to common shareholders of record on September 19, 2014, a 6.7% increase from the same period in 2013.  Future dividends will be declared at the discretion of our Board of Trustees.  On an annual basis, we intend to make distributions to shareholders of at least 90% of our REIT taxable income, excluding net capital gains, in order to maintain our qualification as a REIT.  On an annualized basis, our current dividend is above our estimated minimum required distribution.

Distributions paid by us are funded from cash flows from operating activities. To the extent that cash flows from operating activities are insufficient to pay total distributions for any period, alternative funding sources such as sales of real estate and bank borrowings may be used.  We expect that distribution requirements for an entire year will be met with cash flows from operating activities.  Additionally, we declared a quarterly cash dividend of $0.90625 per preferred share to preferred shareholders of record on September 19, 2014, unchanged from the dividend declared for the same period in 2013.

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
Cash provided by operating activities	$77,611	$66,156

Cash distributions to preferred shareholders	$(5,438)	$(5,438)
Cash distributions to common shareholders	(38,540)	(28,539)
Cash distributions to operating partnership unit holders	(1,267)	(1,158)
Total distributions	(45,245)	(35,135)

Surplus	$32,366	$31,021

During the nine months ended September 30, 2014, we completed an underwritten public offering of 6.9 million newly issued common shares of beneficial interest. Our total net proceeds, after deducting expenses, were approximately $108.7 million and were used to fund a portion of the consideration for our acquisitions in the third quarter 2014.

For the nine months ended September 30, 2014, we issued 3.8 million common shares through our controlled equity offering generating $61.7 million in net proceeds, after sales commissions and fees of $0.9 million.  We used the net proceeds for general corporate purposes including the repayment of debt.  We have registered up to 8.0 million common shares for issuance from time to time, in our sole discretion, through our controlled equity offering sales agreement, of which 4.0 million shares remained unsold as of September 30, 2014.  The shares issued in the controlled equity offering are registered with the Securities and Exchange Commission (“SEC”) on our registration statement on Form S-3 (No. 333-190546).

Debt

At September 30, 2014, we had seven interest rate swap agreements in effect for an aggregate notional amount of $210.0 million converting a portion of our floating rate corporate debt to fixed rate debt.  After taking into account the impact of converting our variable rate debt to fixed rate debt by use of the interest rate swap agreements, at September 30, 2014, we had $148.1 million variable rate debt outstanding.

At September 30, 2014, we had $355.8 million of fixed rate mortgage loans encumbering certain consolidated properties.  Such mortgage loans are non-recourse, subject to certain exceptions for which we would be liable for any resulting losses incurred by the lender. These exceptions vary from loan to loan but generally include fraud or a material misrepresentation, misstatement or omission by the borrower, intentional or grossly negligent conduct by the borrower that harms the property or results in a loss to the lender, filing of a bankruptcy petition by the borrower, either directly or indirectly, and certain environmental liabilities.  In addition, upon the occurrence of certain of such events, such as fraud or filing of a bankruptcy petition by the borrower, we would be liable for the entire outstanding balance of the loan, all interest accrued thereon and certain other costs, penalties and expenses.

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

As of September 30, 2014, we had four equity investments in unconsolidated joint venture entities in which we owned 30% or less of the total ownership interest and accounted for these entities under the equity method.  Refer to Note 5 of the notes to the condensed consolidated financial statements for more information.

We have a 20% ownership interest in our Ramco 450 joint venture which owns a portfolio of eight properties totaling 1.6 million square feet of GLA.  As of September 30, 2014, the properties in the portfolio had consolidated equity of $136.4 million.  Our total investment in the venture at September 30, 2014 was $17.0 million.  The Ramco 450 joint venture has total debt obligations of approximately $140.3 million, with maturity dates ranging from 2015 through 2023.  Our proportionate share of the total debt is $28.1 million. Such debt is non-recourse to the venture, subject to carve-outs customary to such types of mortgage financing.

We have a 30% ownership interest in our Ramco Lion joint venture which owns a portfolio of three properties with 0.8 million square feet of GLA. As of September 30, 2014, the properties had consolidated equity of $57.7 million. Our total investment in the venture at September 30, 2014 was $8.8 million. The Ramco Lion joint venture has one property with a mortgage payable obligation of approximately $30.1 million with maturity date of October 2015.  Our proportionate share of the total debt is $9.0 million.  Such debt is non-recourse to the venture, subject to carve-outs customary to such types of mortgage financing.

We also have a 7% ownership interest in two joint ventures that each own a single property.  As of September 30, 2014, the properties had consolidated equity of $44.9 million and our total investment in these ventures was $2.8 million.  Both properties are unencumbered.

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

Contractual Obligations

The following are our contractual cash obligations as of September 30, 2014:

	Payments due by period
Contractual Obligations	Total	Less than 1 year (1)	1-3 years	3-5 years	More than 5 years
	(In thousands)
Mortgages and notes payable:
Scheduled amortization	$26,530	$1,122	$10,662	$6,358	$8,388
Payments due at maturity	897,431	—	332,270	85,195	479,966
Total mortgages and notes payable (2)	923,961	1,122	342,932	91,553	488,354
Interest expense (3)	248,717	9,926	97,331	40,264	101,196
Employment contracts	603	253	350	—	—
Capital lease	2,566	766	300	200	1,300
Operating leases	3,880	161	1,971	1,141	607
Construction commitments	17,090	17,090	—	—	—
Total contractual obligations	$1,196,817	$29,318	$442,884	$133,158	$591,457

(1)	Amounts represent balance of obligation for the remainder of 2014.

(2)	Excludes $9.2 million of unamortized mortgage debt premium.

(3)	Variable-rate debt interest is calculated using rates at September 30, 2014.

We anticipate that the combination of cash on hand, cash provided from operating activities, the availability under our revolving credit facility ($113.0 million at September 30, 2014 subject to compliance with covenants), our access to the capital markets, and the sale of existing properties will satisfy our expected working capital requirements through at least the next 12 months.  Although we believe that the combination of factors discussed will provide sufficient liquidity, no assurance can be given.

At September 30, 2014, we did not have any contractual obligations that required or allowed settlement, in whole or in part, with consideration other than cash.

Mortgages and notes payable

See the analysis of our debt included in “Liquidity and Capital Resources.”

Employment Contracts

At September 30, 2014, we had employment contracts with our Chief Executive Officer and Chief Financial Officer that contain minimum guaranteed compensation.  All other employees are subject to at-will employment.

Operating and Capital Leases

We lease office space for our corporate headquarters under an operating lease. We have an operating lease for land at one of our shopping centers.

We have a capital ground lease at our Gaines Marketplace shopping center that provides the option to purchase the land parcel in October 2014 for approximately $0.7 million. In addition we have a capital lease at our Buttermilk Towne Center with the City of Crescent Springs, Kentucky. The lease provides for fixed annual payments of $0.1 million through maturity in December 2032, at which time we can acquire the center for one dollar.

Construction Costs

In connection with the development and expansion of various shopping centers as of September 30, 2014, we have entered into agreements for construction activities with an aggregate cost of approximately $17.1 million.

Planned Capital Spending

We are focused on our core strengths of enhancing the value of our existing portfolio of shopping centers through successful leasing efforts and the completion of our redevelopment projects currently in process.

In addition to the construction agreements of approximately $17.1 million we have entered into as of September 30, 2014, we anticipate spending an additional $5.2 million for the remainder of 2014 for redevelopment projects, tenant improvements, and leasing costs.  Estimates for future spending will change as new projects are approved.

Disclosures regarding planned capital spending, including estimates regarding timing of tenant openings, capital expenditures and occupancy are forward-looking statements and certain significant factors discussed elsewhere in this document and our other filings with the SEC, including our Annual Report on Form 10-K could cause the actual results to differ materially.

Capitalization

At September 30, 2014 our total market capitalization was $2.3 billion and is detailed below:

(in thousands)
Net debt (including property-specific mortgages, unsecured revolving credit facility, term loans and capital lease obligation net of $11.8 million in cash)	$914
Common shares, OP units, and dilutive securities based on market price of $16.25 at September 30, 2014	1,301
Convertible perpetual preferred shares based on market price of $61.23 at September 30, 2014	122
Total market capitalization	$2,337

Net debt to total market capitalization	39.1%

Outstanding letters of credit issued under our revolving credit facility totaled approximately $7.0 million at September 30, 2014.

At September 30, 2014, the non-controlling interest in the Operating Partnership represented a 2.8% ownership in the Operating Partnership.  The OP Units may, under certain circumstances, be exchanged for our common shares of beneficial interest on a one-for-one basis.  We, as sole general partner of the Operating Partnership, have the option, but not the obligation, to settle exchanged OP Units held by others in cash based on the current trading price of our common shares of beneficial interest.  Assuming the exchange of all OP Units, there would have been approximately 79.8 million common shares of beneficial interest outstanding at September 30, 2014, with a market value of approximately $1.3 billion.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands, except per share data)
Net income available to common shareholders	$4,270	$3,701	$4,403	$10,699
Adjustments:
Rental property depreciation and amortization expense	19,106	15,088	60,252	40,514
Pro-rata share of real estate depreciation from unconsolidated joint ventures	679	690	4,123	2,967
Gain on sale of depreciable real estate	—	(657)	(2,466)	(2,194)
Loss on sale of joint venture depreciable real estate (1)	—	—	—	6,454
Deferred gain recognized on real estate	—	—	(117)	(5,282)
Noncontrolling interest in Operating Partnership (2)	180	201	303	634
Subtotal	24,235	19,023	66,498	53,792
Add preferred share dividends (if converted)	1,813	1,813	5,438	5,438
FFO	$26,048	$20,836	$71,936	$59,230

Loss on extinguishment of debt	—	—	860	—
Gain on extinguishment of joint venture debt (1)	—	—	(106)	—
Acquisition costs	1,189	103	1,722	784
Operating FFO	$27,237	$20,939	$74,412	$60,014

Weighted average common shares	74,840	61,102	70,283	57,626
Shares issuable upon conversion of Operating Partnership Units (2)	2,250	2,253	2,252	2,259
Dilutive effect of securities	240	470	237	471
Shares issuable upon conversion of preferred shares (3)	7,005	6,958	7,005	6,958
Weighted average equivalent shares outstanding, diluted	84,335	70,783	79,777	67,314

Diluted earnings per share (4)	$0.06	$0.06	$0.06	$0.18
FFO per share adjustments to net income available to common shareholders including preferred share dividends	0.25	0.23	0.84	0.70
FFO per share, diluted	$0.31	$0.29	$0.90	$0.88

Per share adjustments to FFO	0.01	0.01	0.03	0.01
Operating FFO per share, diluted	$0.32	$0.30	$0.93	$0.89

(1)	Amount included in earnings (loss) from unconsolidated joint ventures.

(2)	The total non-controlling interest reflects OP units convertible 1:1 into common shares.

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

The following is a summary of our wholly owned properties by classification:

	Three Months Ended September 30,	Nine Months Ended September 30,
Property Designation	2014	2014
Same property	56	56
Acquisitions (1)	7	7
Completed developments (1)	1	1
Held or available for sale (2)	2	2
Non-retail properties (3)	1	1
Redevelopment (4)	4	4
Total wholly owned properties	71	71

(1) Properties were not owned in both comparable periods.
(2) Properties will not be part of the Company’s ongoing operations.
(3) Office building.
(4) Properties under construction primarily related to re-tenanting resulting in reduced rental income.

Acquisition and redevelopment properties removed from the pool will not be added until owned and operated or construction is complete for the entirety of both periods being compared.

The following is a reconciliation of our Operating Income to Same Property NOI:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)

Operating income	$14,782	$13,110	$33,917	$32,649

Adjustments:
Management and other fee income	(582)	(565)	(1,528)	(1,842)
Depreciation and amortization	19,178	15,094	60,577	40,422
Acquisition costs	1,189	103	1,722	784
General and administrative expenses	5,395	5,260	16,095	15,713
Properties excluded from pool	(8,337)	(2,636)	(20,043)	(1,888)
Non-comparable income/expense adjustments	(952)	(677)	(2,336)	(384)
Same Property NOI	$30,673	$29,689	$88,404	$85,454

Period-end Leased Occupancy percent	95.8%	95.5%	95.8%	95.5%

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We have exposure to interest rate risk on our variable rate debt obligations.  Based on market conditions, we may manage our exposure to interest rate risk by entering into interest rate swap agreements to hedge our variable rate debt.  We are not subject to any foreign currency exchange rate risk or commodity price risk, or other material rate or price risks.  Based on our debt and interest rates and interest rate swap agreements in effect at September 30, 2014, a 100 basis point change in interest rates would impact our future earnings and cash flows by approximately $1.5 million annually.  We believe that a 100 basis point increase in interest rates would decrease the fair value of our total outstanding debt by approximately $8.3 million at September 30, 2014.

We had interest rate swap agreements with an aggregate notional amount of $210.0 million as of September 30, 2014.  The agreements provided for swapping one-month LIBOR interest rates ranging from 1.2% to 2.2% and had expirations ranging from April 2016 to May 2020.  The following table sets forth information as of September 30, 2014 concerning our long-term debt obligations, including principal cash flows by scheduled amortization payment and scheduled maturity, weighted average interest rates of maturing amounts and fair market value:

	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
(In thousands)
Fixed-rate debt	$1,122	$86,117	$23,619	$113,196	$85,274	$466,507	$775,835	$796,545
Average interest rate	5.7%	5.3%	5.9%	5.4%	4.1%	4.3%	4.6%	4.0%
Variable-rate debt	$—	$—	$120,000	$—	$—	$28,125	$148,125	$148,125
Average interest rate	—	—	1.8%	—	—	3.5%	2.1%	2.1%

We estimated the fair value of our fixed rate mortgages using a discounted cash flow analysis, based on borrowing rates for similar types of borrowing arrangements with the same remaining maturity.  Considerable judgment is required to develop estimated fair values of financial instruments.  The table incorporates only those exposures that exist at September 30, 2014 and does not consider those exposures or positions which could arise after that date or firm commitments as of such date.  Therefore, the information presented therein has limited predictive value.  Our actual interest rate fluctuations will depend on the exposures that arise during the period and on market interest rates at that time.

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

We carried out an assessment as of September 30, 2014 of the effectiveness of the design and operation of our disclosure controls and procedures.  This assessment was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.  Based on such evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that such disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2014.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

Exhibit No.	Description

10.1*	$100 Million Note Purchase Agreement, by Ramco-Gershenson Properties, L.P. dated September 8, 2014
10.2*	Fourth Amendment to Third Amended and Restated Unsecured Master Loan Agreement, dated October 10, 2014 by and among Ramco-Gershenson Properties, L.P. and KeyBank National Association.
12.1*	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.
31.1*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2*	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
101.INS(1)	XBRL Instance Document.
101.SCH(1)	XBRL Taxonomy Extension Schema.
101.CAL(1)	XBRL Taxonomy Extension Calculation.
101.DEF(1)	XBRL Taxonomy Extension Definition.
101.LAB(1)	XBRL Taxonomy Extension Label.
101.PRE(1)	XBRL Taxonomy Extension Presentation.
____________________________

*	Filed herewith

**	Management contract or compensatory plan or arrangement

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

RAMCO-GERSHENSON PROPERTIES TRUST

Date: October 23, 2014	By:/s/ DENNIS GERSHENSON Dennis Gershenson President and Chief Executive Officer (Principal Executive Officer)

Date: October 23, 2014	By: /s/ GREGORY R. ANDREWS Gregory R. Andrews Chief Financial Officer (Principal Financial and Accounting Officer)