Form 10-K
period 2014-12-31
RAMCO GERSHENSON PROPERTIES TRUST
filed 2015-02-27
CIK 842183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to
Commission file number 1-10093

 RAMCO-GERSHENSON PROPERTIES TRUST
(Exact Name of Registrant as Specified in its Charter)

Maryland	13-6908486
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

31500 Northwestern Highway, Suite 300	48334
Farmington Hills, Michigan	(Zip Code)
(Address of Principal Executive Offices)
Registrant’s Telephone Number, Including Area Code: 248-350-9900

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Shares of Beneficial Interest,	New York Stock Exchange
($0.01 Par Value Per Share)
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
(Do not check if small reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [   ]    No [X]

The aggregate market value of the common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2014) was $1,136,555,426. As of February 13, 2015 there were outstanding 77,930,959 shares of Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual meeting of shareholders to be held May 5, 2015 are in incorporated by reference into Part III.

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

General

Ramco-Gershenson Properties Trust is a fully integrated, self-administered, publicly-traded equity real estate investment trust (“REIT”) organized in Maryland.  Our primary business is the ownership and management of large multi-anchored shopping centers primarily in a dozen of the largest metropolitan markets in the United States. We aim to own multiple properties in each of these metropolitan areas to leverage our expertise in these markets and to operate our centers efficiently. Our target submarkets are affluent communities where our centers can offer value, convenience and a sense of place to the residents of the trade area.

Our property portfolio consists of 67 wholly owned shopping centers and one office building comprising approximately 14.2 million square feet.  In addition, we are a co-investor in and manager of two institutional joint ventures that own portfolios of shopping centers.  We own 20% of Ramco 450 Venture LLC, an entity that owns eight shopping centers comprising approximately 1.7 million square feet, and 30% of Ramco/Lion Venture L.P., an entity that owns three shopping centers comprising approximately 0.8 million square feet. We also have ownership interests in two smaller joint ventures that each own one shopping center.  Our joint ventures are reported using equity method accounting.  We earn fees from the joint ventures for managing, leasing, and redeveloping the shopping centers they own.  In addition, we own various parcels of land available for development or for sale, the majority of which are adjacent to certain of our existing developed properties.

We conduct substantially all of our business through our operating partnership, Ramco-Gershenson Properties, L.P. (the “Operating Partnership”), a Delaware limited partnership.  The Operating Partnership, either directly or indirectly through partnerships or limited liability companies, holds fee title to all owned properties.  As general partner of the Operating Partnership, we have the exclusive power to manage and conduct the business of the Operating Partnership.  As of December 31, 2014, we owned approximately 97.2% of the interests in the Operating Partnership.  The limited partners are reflected as noncontrolling interests in our financial statements and are generally individuals or entities that contributed interests in certain assets or entities to the Operating Partnership in exchange for units of limited partnership interest (“OP Units”).  The holders of OP units are entitled to exchange them for our common shares on a 1:1 basis or for cash.  The form of payment is at our election.
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

We invest primarily in large, multi-anchored shopping centers that include national chain store tenants and market dominant supermarket tenants.  National chain anchor tenants in our centers include, among others, TJ Maxx/Marshalls, Bed Bath and Beyond, Home Depot and Dick's Sporting Goods.  Supermarket anchor tenants in our centers include, among others, Publix Super Market, Whole Foods, Kroger and Sprouts.  Our shopping centers are primarily located in metropolitan markets such as Metro Detroit, Southeast Florida, Greater Denver, Cincinnati, St. Louis, Jacksonville, Tampa/Lakeland, Milwaukee, Chicago and Atlanta.

We also own land which is available for development or sale.  Approximately 44% of our land is available for sale primarily to retailers or restaurants that prefer to own and develop their sites. The remaining land is available for development.  At December 31, 2014, we had one project in pre-development and two projects where Phase I of the development was completed. The remaining future Phases at those projects are in pre-development.  We estimate that if we proceed with the development of the projects, up to approximately 600,000 square feet of GLA could be developed, excluding various outparcels of land. It is our policy to start vertical construction on new development projects only after the project has received entitlements, significant anchor commitments and construction financing, if appropriate.

Operating Strategies and Significant Transactions

Our operating objective is to maximize the risk-adjusted return on invested capital at our shopping centers.  We seek to do so by increasing the property operating income of our centers, controlling our capital expenditures, and monitoring our tenants’ credit risk.
During 2014, for the combined portfolio including wholly-owned and joint venture properties, we reported the following leasing activity:

	Leasing Transactions	Square Footage	Base Rent/SF	Prior Rent/SF	Tenant Improvements/SF	Leasing Commissions/SF
Renewals	233	1,525,719	$13.24	$12.53	$—	$—
New Leases - Comparable	27	84,893	15.83	13.51	10.32	3.68
New Leases - Non-Comparable (1)	85	643,783	13.24	N/A	17.66	3.26
Total	345	2,254,395	$13.34	N/A	$5.45	$1.07

(1) Non-comparable lease transactions include leases for space vacant for greater than 12 months, leases for space which has been combined from smaller spaces or demised from larger spaces, and leases structured differently from the prior lease. As a result, there is no prior rent per square foot to compare to the base rent per square foot of the new lease.
At December 31, 2014, we had seven redevelopment or expansion projects in process with an anticipated cost of $51.1 million, of which $33.9 million remains to be invested. Completion dates are anticipated from early 2015 to mid 2016.
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

In 2014, we completed construction of Phase I of Lakeland Park Center, a ground up development located in Lakeland, Florida, at a cost of approximately $33.4 million, excluding land cost. Phase I consists of approximately 210,000 square feet of retail space. The center was 98% leased and occupied as of December 31, 2014.

During 2014, we completed $323.1 million in wholly-owned acquisitions as follows:

Property Name	Location	GLA	Excess Acreage	Purchase Price
		(In thousands, except acreage)
Front Range Village	Fort Collins, CO	459	—	$128,250
Bridgewater Falls Shopping Center	Hamilton (Cincinnati), OH	504	—	85,542
Woodbury Lakes	Woodbury (Minneapolis), MN	305	2.4	66,200
Buttermilk Towne Center	Crescent Springs (Cincinnati), KY	278	—	41,900
The Shoppes at Fox River	Waukesha (Milwaukee), WI	—	9.9	1,216
Total 2014 acquisitions		1,546	12.3	$323,108

In addition, we sold five wholly-owned income-producing properties and four outparcels for net proceeds to us of $34.2 million.  Specifically, we sold:

Property Name	Location	Sales Price	Gain (loss) on Sale	Net Proceeds
		(In thousands)
Northwest Crossing	Knoxville, TN	$15,550	$7,082	$15,200
Naples Town Center	Naples, FL	7,150	2,343	6,962
Lake Orion Plaza	Lake Orion, MI	4,300	288	4,008
Fraser Shopping Center	Fraser, MI	3,250	186	2,881
The Town Center at Aquia - El Gran Charro	Stafford, VA	1,730	123	1,618
Total consolidated income producing dispositions		$31,980	$10,022	$30,669

Harvest Junction Land - BioLife Outparcel	Longmont, CO	$1,568	$371	$1,314
Parkway Land - Wendy's Outparcel	Jacksonville, FL	900	258	870
Parkway Land - Express Oil Change Outparcel	Jacksonville, FL	680	215	653
Hartland Land - Taco Bell Outparcel	Hartland Township, MI	650	(9)	650
Total consolidated outparcel dispositions		$3,798	$835	$3,487

Total 2014 consolidated dispositions		$35,778	$10,857	$34,156

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
During 2014, we continued to strengthen our capital structure by completing one underwritten public offering of newly issued common shares and various debt transactions.

Specifically, we completed the following financing transactions:

Debt

•
$100.0 million private placement of senior unsecured notes consisting of $50.0 million of notes with a ten-year term with a fixed interest rate of 4.65% and $50.0 million of notes with a twelve-year term at a fixed interest rate of 4.74%. A "shelf" facility allows for an additional $50.0 million in notes to the same purchaser within the next three years, subject to approval, pricing and documentation;

•
$75.0 million senior unsecured term loan with an additional $75.0 million accordion feature. The loan has a seven-year term and bears interest at an annual rate of LIBOR plus 1.25% to 2.25% (initially 1.70%) depending upon our leverage or credit rating. The interest expense is hedged with an existing interest rate swap expiring in April 2016, resulting in an effective fixed initial annual rate of 2.9%; and

•
$100.0 million private placement of senior unsecured notes consisting of $50.0 million of notes with a ten-year term priced at a fixed interest rate of 4.16% and $50.0 million of notes with a twelve-year term priced at a fixed interest rate of 4.30%.

Gross proceeds from these financings was used in part to repay the following:

•	$45.0 million of variable-rate bank term debt due 2017;

•	$75.0 million of bank term debt also due in 2017;

•	$45.0 million balance on our unsecured revolving line of credit;

•	Mortgages securing two properties in the total amount of $29.8 million both with an interest rate of 5.4%.

In addition, in conjunction with our acquisition of Bridgewater Falls, we assumed a mortgage loan with a $58.6 million principal balance outstanding and an interest rate of 5.7%. We recorded a premium of approximately $6.8 million based upon the fair value of the loan on the date it was assumed.

Equity

•	Completed one underwritten public offering issuing a total of 6.9 million common shares of beneficial interest. Our total net proceeds, after deducting expenses, were approximately $108.7 million; and

•	Issued 3.8 million common shares through controlled equity offerings, at an average share price of $16.50, and received approximately $61.7 million in net proceeds.

The proceeds from the equity transactions were used to fund a portion of the consideration for the acquisitions during the year, pay down debt, as well as for general corporate purposes.
As of December 31, 2014 we had net debt to total market capitalization of 35.7% as compared to 38.3%, at December 31, 2013.  At December 31, 2014 and 2013 we had $335.9 million and $204.8 million, respectively, available to draw under our unsecured revolving line of credit.

Competition

See page 6 of Item 1A. “Risk Factors” for a description of competitive conditions in our business.

Environmental Matters

See page 12 of Item 1A. "Risk Factors" for a description of environmental risks for our business.

Employment

As of December 31, 2014, we had 116 full-time employees. None of our employees is represented by a collective bargaining unit. We believe that our relations with our employees are good.

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

Our performance depends on the economic conditions in the markets in which we operate.  In 2014, our wholly-owned and pro rata share of joint venture properties located in Michigan and Florida accounted for approximately 29%, and 23%, respectively, of our annualized base rent. In 2013 Michigan and Florida accounted for approximately 35% and 25%, respectively. To the extent that market conditions in these or other states in which we operate deteriorate, the performance or value of our properties may be adversely affected.

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

As of December 31, 2014, we received 38.7% of our combined annualized base rents from our top 25 tenants, including our top three tenants:  TJ Maxx/Marshalls (4.5%), LA Fitness (2.6%) and Bed Bath & Beyond (2.5%).  No other tenant represented more than 2.0% of our total annualized base rent.  The credit risk posed by our major tenants varies.

If any of our major tenants experiences financial difficulties or files for bankruptcy protection, our operating results could be adversely affected.  Bankruptcy filings by our tenants or lease guarantors generally delay our efforts to collect pre-bankruptcy receivables and could ultimately preclude full collection of these sums.  If a tenant rejects a lease, we would have only a general unsecured claim for damages, which may be collectible only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims.  In 2014, no key tenant of ours filed for bankruptcy protection.

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

On a periodic basis, we assess whether there are any indicators that the value of our real estate properties and other investments may be impaired. Under generally accepted accounting principles (“GAAP”) a property’s value is impaired only if the estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property. In our estimate of cash flows, we consider factors such as expected future operating income, trends and prospects, the effects of demand, competition and other factors. We are required to make subjective assessments as to whether there are impairments in the value of our real estate properties and other investments.

No assurance can be given that we will be able to recover the current carrying amount of all of our properties and those of our unconsolidated joint ventures.  There can be no assurance that we will not take charges in the future related to the impairment of our assets. Any future impairment could have a material adverse effect on our results of operations in the period in which the charge is taken.  We recorded an impairment provision of $27.9 million in 2014 related to our real estate properties.  Refer to Note 6 of the notes to the consolidated financial statements for further information regarding impairment provisions.

We do not control all decisions related to the activities of joint ventures in which we are invested, and we may have conflicts of interest with our joint venture partners.

As of December 31, 2014, we had interests in four unconsolidated joint ventures that collectively own 13 shopping centers.  Although we manage the properties owned by these joint ventures, we do not control the decisions for the joint ventures.  Accordingly, we may not be able to resolve in our favor any issues which arise, or we may have to provide financial or other inducements to our joint venture partners to obtain such favorable resolution.

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

Our equity investment in each of our unconsolidated joint ventures is subject to impairment testing in the event of certain triggering events, such as a change in market conditions or events at properties held by those joint ventures.  If the fair value of our equity investment is less than our net book value on an other than temporary basis, an impairment charge is required to be recognized under generally accepted accounting principles.  Refer to Note 6 of the notes to the consolidated financial statements for further information.

Market and economic conditions may impact our partners’ ability to perform in accordance with our real estate joint venture and partnership agreements resulting in a change in control.

Changes in control of our investments could result from events such as amendments to our real estate joint venture and partnership agreements, changes in debt guarantees or changes in ownership due to required capital contributions.  Any changes in control will result in the revaluation of our investments to fair value, which could lead to impairment.  We are unable to predict whether, or to what extent, a change in control may occur or what the impact of adverse market and economic conditions might be to our partners.

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

We are not structured in a manner to generate and retain sufficient cash flow from operations to repay our debt at maturity.  Instead, we expect to refinance our debt by raising equity, debt, or other capital prior to the time that it matures.  As of December 31, 2014, we had $923.5 million of outstanding indebtedness, including $1.8 million of capital lease obligations.  Of this, $86.9 million matures in 2015.  In addition, our joint ventures had $170.2 million of outstanding indebtedness, of which our share is $37.0 million. $41.9 million of joint venture debt matures in 2015, of which our share is $11.4 million.  The availability and price of capital can vary significantly.  If we seek to refinance maturing debt when capital market conditions are restrictive, we may find capital scarce, costly, or unavailable.  Refinancing debt at a higher cost would affect our operating results and cash available for distribution.  The failure to refinance our debt at maturity would result in default and the exercise by our lenders of the remedies available to them, including foreclosure and, in the case of recourse debt, liability for unpaid amounts.
Increases in interest rates may affect the cost of our variable-rate borrowings, our ability to refinance maturing debt, and the cost of any such refinancings.

As of December 31, 2014, we had seven interest rate swap agreements in effect for an aggregate notional amount of $210.0 million converting our floating rate corporate debt to fixed rate debt.  After accounting for these interest rate swap agreements, we had $38.1 million of variable rate debt outstanding.  Increases in interest rates on our existing indebtedness would increase our interest expense, which could adversely affect our cash flow and our ability to distribute cash to our shareholders.  For example, if market rates of interest on our variable rate debt outstanding as of December 31, 2014 increased by 1.0%, the increase in interest expense on our existing variable rate debt would decrease future earnings and cash flows by approximately $0.4 million annually.  Interest rate increases could also constrain our ability to refinance maturing debt because lenders may reduce their advance rates in order to maintain debt service coverage ratios.

Our mortgage debt exposes us to the risk of loss of property, which could adversely affect our financial condition.

As of December 31, 2014, we had $354.7 million of mortgage debt encumbering our properties.  A default on any of our mortgage debt may result in foreclosure actions by lenders and ultimately our loss of the mortgaged property.  We have entered into mortgage loans which are secured by multiple properties and contain cross-collateralization and cross-default provisions.  Cross-collateralization provisions allow a lender to foreclose on multiple properties in the event that we default under the loan.  Cross-default provisions allow a lender to foreclose on the related property in the event a default is declared under another loan.  For federal income tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage.  If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure but would not receive any cash proceeds.

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

During 2014 we completed one underwritten public offering of 6.9 million common shares and issued 3.8 million common shares through controlled equity offerings.  In addition, there were 365,524 shares of unvested restricted common shares and options to purchase 155,248 common shares outstanding at December 31, 2014.

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

Even as a REIT, we may be subject to various federal income and excise taxes, as well as state and local taxes.

Even as a REIT, we may be subject to federal income and excise taxes in various situations, such as if we fail to distribute all of our REIT taxable income. We also will be required to pay a 100% tax on non-arm’s length transactions between us and our TRSs and on any net income from sales of property that the IRS successfully asserts was property held for sale to customers in the ordinary course of business. Additionally, we may be subject to state or local taxation in various state or local jurisdictions, including those in which we transact business.  The state and local tax laws may not conform to the federal income tax treatment.  Any taxes imposed on us would reduce our operating cash flow and net income.

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

Our business and operations would suffer in the event of system failures or cyber security attacks.

Despite the implementation of security measures and the existence of a Disaster Recovery Plan for our internal information technology systems, our systems are vulnerable to damages from any number of sources, including energy blackouts, natural disasters, terrorism, war, telecommunication failures and cyber security attacks, such as computer viruses or unauthorized access. Any system failure or accident that causes interruptions in our operations could result in a material disruption to our business. We may also incur additional costs to remedy damages caused by such disruptions. Any compromise of our security could also result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to our reputation, loss or misuse of the information and a loss of confidence in our security measures, which could harm our business.

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
Item 1B.  Unresolved Staff Comments.
None.

Item 2.  Properties

As of December 31, 2014, we owned and managed a portfolio of 80 shopping centers and one office building with approximately 16.9 million square feet of gross leasable area ("GLA").  Our wholly-owned properties consist of 67 shopping centers and one office building comprising approximately 14.2 million square feet ("SF").

Property Name	Location City	State	Ownership %	Year Built / Acquired / Redeveloped	Total GLA	% Leased	Average base rent per leased SF (1)	Anchor Tenants (2)
CORE PORTFOLIO (3)

Front Range Village	Fort Collins	CO	100%	2008/2014/NA	459,307	95.7%	$19.38
CA, Inc., Charming Charlie, Cost Plus World Markets, DSW, Microsoft Corporation, Party City, Sports Authority, Sprouts Farmers Market, Staples, Toys "R" Us, Ulta Beauty, (Fort Collins Library), (Lowes), (Target)

Harvest Junction North	Longmont	CO	100%	2006/2012/NA	159,413	99.4%	$15.85	Best Buy, Dick's Sporting Goods, Dollar Tree, DSW Shoe Warehouse, Staples
Harvest Junction South	Longmont	CO	100%	2006/2012/NA	176,960	97.3%	14.73	Bed Bath & Beyond, Marshalls, Michaels, Petco, Ross Dress for Less, (Lowe's)
Cocoa Commons	Cocoa	FL	100%	2001/2007/2008	90,116	89.7%	11.91	Publix
Coral Creek Shops	Coconut Creek	FL	100%	1992/2002/NA	109,312	92.7%	17.53	Publix
Cypress Point	Clearwater	FL	100%	1983/2007/NA	167,280	95.7%	12.15	Burlington Coat Factory, Chuck E. Cheese's, The Fresh Market
Kissimmee West	Kissimmee	FL	7%	2005/2005/NA	115,586	95.1%	12.42	Jo-Ann, Marshalls, (Super Target)
Lakeland Park Center	Lakeland	FL	100%	2014	210,965	98.1%	13.59	Dick's Sporting Goods, Floor & Décor, Old Navy, PetSmart, Ross Dress for Less, Shoe Carnival
Marketplace of Delray	Delray Beach	FL	100%	1981/2005/2010	240,789	91.6%	12.86	Beall's Outlet, Dollar Tree, Office Depot, Ross Dress for Less, Winn-Dixie
Mission Bay Plaza	Boca Raton	FL	100%	1989/2004/NA	264,748	97.6%	21.59	The Fresh Market, Golfsmith, LA Fitness, OfficeMax, Toys "R" Us
Parkway Shops	Jacksonville	FL	100%	2013/2011/NA	89,114	100.0%	13.37	Dick's Sporting Goods, Marshalls
River City Marketplace	Jacksonville	FL	100%	2005/2005/NA	557,087	99.4%	17.09
Ashley Furniture HomeStore, Bed Bath & Beyond, Best Buy,
Cracker Barrel, Gander Mountain, Michaels, OfficeMax, Old Navy, PetSmart, Ross Dress for Less, Hollywood Theaters, (Lowe's), (Wal-Mart Supercenter)

River Crossing Centre	New Port Richey	FL	100%	1998/2003/NA	62,038	95.2%	12.50	Publix
Rivertowne Square	Deerfield Beach	FL	100%	1980/1998/2010	141,943	96.2%	7.91	Beall's, CVS, Winn-Dixie
Shoppes of Lakeland	Lakeland	FL	100%	1985/1996/NA	183,842	99.0%	12.96	Ashley Furniture HomeStore, Dollar Tree, Michaels, Petco, Staples, T.J. Maxx, (Target)

Property Name	Location City	State	Ownership %	Year Built /Acquired / Redeveloped	Total GLA	% Leased	Average base rent per leased SF (1)	Anchor Tenants (2)
The Crossroads	Royal Palm Beach	FL	100%	1988/2002/NA	120,092	95.0%	16.08	Dollar Tree, Publix, Walgreens
The Plaza at Delray	Delray Beach	FL	20%	1979/2004/NA	313,913	97.4%	17.09	Anna's Linens, CVS, Duffy's Sports Grill, LA Fitness, Marshalls, Michaels, Publix, Ross Dress for Less, T.J. Maxx, Ulta Beauty
Treasure Coast Commons	Jensen Beach	FL	100%	1996/2004/NA	92,979	100.0%	12.26	Barnes & Noble, OfficeMax, Sports Authority
Village Lakes Shopping Center	Land O' Lakes	FL	100%	1987/1997/NA	168,751	80.7%	8.87	Beall's Outlet, Dollar Tree, Marshalls, Ross Dress for Less, You Fit Health Club
Village of Oriole Plaza	Delray Beach	FL	30%	1986/2005/NA	155,770	94.6%	13.42	Glick's Kosher Market, Oriole Cinemas, Publix, Walgreens
Village Plaza	Lakeland	FL	100%	1989/2004/NA	103,956	93.9%	14.16	Big Lots, Party City
Vista Plaza	Jensen Beach	FL	100%	1998/2004/NA	109,761	100.0%	13.58	Bed Bath & Beyond, Michaels, Total Wine & More
West Broward Shopping Center	Plantation	FL	100%	1965/2005/NA	152,973	98.7%	10.89	Badcock, DD's Discounts, Dollar Tree, Save-A-Lot, US Postal Service, Walgreens
Centre at Woodstock	Woodstock	GA	100%	1997/2004/NA	86,748	100.0%	12.09	Publix
Conyers Crossing	Conyers	GA	100%	1978/1998/NA	170,475	99.4%	5.07	Burlington Coat Factory, Hobby Lobby
Holcomb Center	Roswell	GA	100%	1986/1996/2010	106,003	85.6%	11.75	Just Fitness, Studio Movie Grill
Horizon Village	Suwanee	GA	100%	1996/2002/NA	97,001	91.5%	11.05	Crossroads Treatment Center, Movie Tavern, You Fit Health Club
Peachtree Hill	Duluth	GA	20%	1986/2007/NA	154,700	94.5%	13.10	Kroger, LA Fitness
Promenade at Pleasant Hill	Duluth	GA	100%	1993/2004/2014	261,808	93.5%	9.45	Farmers Home Furniture, K1 Speed, LA Fitness (5), Publix
Deer Grove Centre	Palatine	IL	100%	1997/2013/2013	235,840	90.6%	11.74	Dominick's Supermarkets (3), Dress Barn, Petco, Staples, T J Maxx, (Target)
Liberty Square	Wauconda	IL	100%	1987/2010/2008	107,427	85.0%	13.99	Jewel-Osco
Market Plaza	Glen Ellyn	IL	20%	1965/2007/2009	163,054	96.3%	16.15	Jewel-Osco, Staples
Mount Prospect Plaza	Mount Prospect	IL	100%	1962/2013/2013	300,682	89.5%	11.97	Aldi, Dollar Tree, LA Fitness, Marshalls, Petco, Ross Dress for Less, Walgreens
Rolling Meadows Shopping Center	Rolling Meadows	IL	20%	1956/2008/1995	134,012	88.4%	10.51	Dollar Tree, Jewel-Osco, Northwest Community Hospital
Merchants' Square	Carmel	IN	100%	1970/2010/2014	248,369	82.3%	12.57	Bang Fitness (5), Cost Plus, Flix Brewhouse (5),Hancock Fabrics, Petco, Tuesday Morning, (Marsh Supermarket)
Nora Plaza	Indianapolis	IN	7%	1958/2007/2002	139,753	97.2%	13.74	Firestone, Marshalls, Whole Foods Market, (Target)
Buttermilk Towne Center	Crescent Springs	KY	100%	2005/2014/NA	277,533	100.0%	9.15	Field & Stream, Home Depot, LA Fitness, Remke Market
Crofton Centre	Crofton	MD	20%	1974/1996/NA	252,230	97.2%	8.20	Gold's Gym, Goodwill, Hibachi Grill & Supreme Buffet, Kmart, Shoppers Food Warehouse, United Tile and Granite

Property Name	Location City	State	Ownership %	Year Built /Acquired / Redeveloped	Total GLA	% Leased	Average base rent per leased SF (1)	Anchor Tenants (2)
Clinton Pointe	Clinton Township	MI	100%	1992/2003/NA	135,330	100.0%	9.64	Famous Footwear, OfficeMax, Planet Fitness, Sports Authority, (Target)
Clinton Valley	Sterling Heights	MI	100%	1977/1996/2009	200,935	98.2%	12.20	DSW Shoe Warehouse, Famous Furniture, Hobby Lobby, Office Depot, OptimEyes
Gaines Marketplace	Gaines Township	MI	100%	2004/2004/NA	184,376	100.0%	7.47	Staples, Target, (Meijer)
Hoover Eleven	Warren	MI	100%	1989/2003/NA	280,719	93.5%	11.63	CVS, Dollar Tree, Dress Barn/Dress Barn Woman, Dunham's, Kroger, Marshalls, OfficeMax
Hunter's Square	Farmington Hills	MI	100%	1988/2005/NA	354,323	89.4%	17.15	Bed Bath & Beyond, Buy Buy Baby, Marshalls, Michaels, Old Navy, T.J. Maxx
Jackson Crossing	Jackson	MI	100%	1967/1996/2002	402,326	97.5%	10.38	Bed Bath & Beyond, Best Buy, Citi Trends, Deb, Dollar Tree, Jackson 10 Theater, Kohl's, MC Sporting Goods, T.J. Maxx, Toys "R" Us, Ulta Beauty, (Sears), (Target)
Jackson West	Jackson	MI	100%	1996/1996/1999	209,800	97.7%	7.41	GFS Marketplace, Lowe's, Michaels, OfficeMax, PetSmart
Lakeshore Marketplace	Norton Shores	MI	100%	1996/2003/NA	342,991	96.0%	8.72	Barnes & Noble, Dollar Tree, DSW Shoe Warehouse, Dunham's, Gordmans, Hobby Lobby, Old Navy, Petco, T.J. Maxx, Toys "R" Us, (Target)
Livonia Plaza	Livonia	MI	100%	1988/2003/NA	137,391	100.0%	11.28	Kroger, T.J. Maxx
Millennium Park	Livonia	MI	30%	2000/2005/NA	272,568	100.0%	14.36	Five Below, Home Depot, Marshalls, Michaels, PetSmart, Ulta Beauty, (Costco), (Meijer)
New Towne Plaza	Canton Township	MI	100%	1975/1996/2005	192,587	100.0%	10.82	DSW Shoe Warehouse, Jo-Ann, Kohl's
Oak Brook Square	Flint	MI	100%	1982/1996/2008	152,073	93.2%	9.38	Dollar Tree, Hobby Lobby, T.J. Maxx
Roseville Towne Center	Roseville	MI	100%	1963/1996/2004	76,998	100.0%	12.05	CVS, Dollar Tree, Five Below, Marshalls, (Wal-Mart)
Shoppes at Fairlane Meadows	Dearborn	MI	100%	1987/2003/2007	157,225	100.0%	$13.42	Best Buy, Citi Trends, David's Bridal, Dollar Tree, (Burlington Coat Factory), (Target)
Southfield Plaza	Southfield	MI	100%	1969/1996/2003	190,099	98.9%	8.80	Big Lots, Burlington Coat Factory, Forman Mills
Tel-Twelve	Southfield	MI	100%	1968/1996/2005	523,411	100.0%	10.99	Best Buy, DSW Shoe Warehouse, Lowe's, Meijer, Michaels, Office Depot, PetSmart, Pier1 Imports
The Auburn Mile 1	Auburn Hills	MI	100%	2000/1999/NA	90,553	100.0%	10.95	Jo-Ann, Staples, (Best Buy), (Costco), (Meijer), (Target)
The Shops at Old Orchard	West Bloomfield	MI	100%	1972/2007/2011	96,768	100.0%	17.80	Plum Market, Witbeck Home Appliance
Troy Marketplace	Troy	MI	100%	2000/2005/2010	217,754	100.0%	16.86	Airtime, Golfsmith, LA Fitness, Nordstrom Rack, PetSmart, Total Hockey, (REI)
West Oaks I	Novi	MI	100%	1979/1996/2004	243,987	100.0%	9.88	Best Buy, David's Bridal, DSW Shoe Warehouse, Gander Mountain, Home Goods & Michaels-Sublease of JLPK-Novi LLC, Old Navy, Party City

Property Name	Location City	State	Ownership %	Year Built / Acquired / Redeveloped	Total GLA	% Leased	Average base rent per leased SF (1)	Anchor Tenants (2)
West Oaks II	Novi	MI	100%	1986/1996/2000	167,954	98.7%	17.87	Jo-Ann, Marshalls, (Bed Bath & Beyond), (Big Lots), (Kohl's), (Toys "R" Us), (Value City Furniture)
Winchester Center	Rochester Hills	MI	100%	1980/2005/NA	314,575	94.4%	10.45	Bed Bath & Beyond, Dick's Sporting Goods, Legacy Volleyball Club, Marshalls, Michaels, Old Navy, Party City, PetSmart, Pier 1 Imports
Woodbury Lakes	Woodbury	MN	100%	2005/2014/NA	305,086	87.2%	21.38	buybuy Baby, Charming Charlie, DSW, Gap, H & M, Michaels, Victoria's Secret (Trader Joe's)
Central Plaza	Ballwin	MO	100%	1970/2012/2012	166,431	100.0%	11.38	buybuy Baby, Five Below, Jo-Ann, OfficeMax, Ross Dress for Less, Tuesday Morning
Deer Creek Shopping Center	Maplewood	MO	100%	1975/2013/2013	208,144	100.0%	10.16	Buy Buy Baby, GFS Marketplace, Jo-Ann, Marshalls, Ross Dress for Less, Shoe Carnival, State of Missouri
Heritage Place	Creve Coeur (St Louis)	MO	100%	1989/2011/2005	269,105	96.4%	13.60	Dierbergs Markets, Marshalls, Office Depot, Petco, T.J. Maxx
Town & Country Crossing	Town & Country	MO	100%	2008/2011/2011	148,630	88.5%	26.08	Whole Foods Market, (Target)
Chester Springs Shopping Center	Chester	NJ	20%	1970/1996/1999	222,930	93.8%	14.67	CVS, Marshalls, Nitroflex Gym, Shop-Rite Supermarket, Staples
Bridgewater Falls	Hamilton	OH	100%	2005/2014/NA	503,502	94.7%	13.93	Bed Bath & Beyond, Best Buy, Dick's Sporting Goods, J.C. Penney, Michaels, Old Navy, Party City, PetSmart, Staples, T.J. Maxx, Ulta Beauty, (Target)
Crossroads Centre 1	Rossford	OH	100%	2001/2001/NA	344,045	97.6%	8.90	Giant Eagle(4), Home Depot, Michaels, T.J. Maxx, Tuesday Morning, (Target)
Deerfield Towne Center	Mason	OH	100%	2004/2013/2013	460,675	87.9%	19.44	Ashley Furniture HomeStore, Bed Bath & Beyond, Buy Buy Baby, Charming Charlie's, Dick's Sporting Goods, Regal Cinemas, Ulta Beauty, Whole Foods Market
Olentangy Plaza	Columbus	OH	20%	1981/2007/1997	253,204	94.5%	10.96	Eurolife Furniture, Marshalls, Metro Fitness, Micro Center, Columbus Asia Market-Sublease of SuperValu, Tuesday Morning
Rossford Pointe	Rossford	OH	100%	2006/2005/NA	47,477	96.6%	9.98	MC Sporting Goods, PetSmart
Spring Meadows Place	Holland	OH	100%	1987/1996/2005	259,362	92.4%	10.61	Ashley Furniture HomeStore, Big Lots, Dollar Tree, Guitar Center, OfficeMax, Party City, PetSmart, T.J. Maxx, (Best Buy), (Dick's Sporting Goods), (Kroger), (Sam's Club), (Target)
The Shops on Lane Avenue	Upper Arlington	OH	20%	1952/2007/2004	170,719	93.9%	21.44	Bed Bath & Beyond, Pier 1 Imports, Whole Foods Market

Property Name	Location City	State	Ownership %	Year Built / Acquired / Redeveloped	Total GLA	% Leased	Average base rent per leased SF (1)	Anchor Tenants (2)
Troy Towne Center	Troy	OH	100%	1990/1996/2003	144,485	98.3%	$7.14	Kohl's, Petco, Shoe Carnival (5), (Wal-Mart Supercenter)
East Town Plaza	Madison	WI	100%	1992/2000/2000	208,472	84.6%	9.83	Burlington Coat Factory, DSW Shoe Warehouse, Jo-Ann, Kirkland's Home, Marshalls, Party City, Ulta Beauty, (Shopko), (Babies "R" Us)
Nagawaukee Center	Delafield	WI	100%	1994/2012-13/NA	219,538	99.0%	13.81	Kohl's, Marshalls, Sports Authority, (Sentry Foods)
The Shoppes at Fox River	Waukesha	WI	100%	2009/2010/2011	237,392	100.0%	14.25	Hobby Lobby, Petco, Pick 'n Save, T.J. Maxx, Ulta Beauty, (Target)
West Allis Towne Centre	West Allis	WI	100%	1987/1996/2011	326,271	97.1%	8.77	Burlington Coat Factory, Citi Trends, Dollar Tree, Harbor Freight Tools, Kmart, Lumber Liquidators, Office Depot (4), Party City, Xperience Fitness

FUTURE REDEVELOPMENTS/AVAILABLE FOR SALE (6):
Martin Square	Stuart	FL	30%	1981/2005/NA	331,105	66.0%	$6.69	Home Depot, Paradise Home & Patio, Staples, Walgreens
The Town Center at Aquia	Stafford	VA	100%	1989/1998/NA	34,720	100.0%	$9.27	Regal Cinemas, Rite Aid Pharmacy
The Town Center at Aquia Office	Stafford	VA	100%	1989/1998/2009	98,147	48.2%	$28.02	Cask Technologies(5)

PORTFOLIO TOTAL / AVERAGE					16,886,513	94.6%	$12.95

Footnotes
(1)  Average base rent per leased SF is calculated based on annual minimum contractual base rent pursuant to the tenant lease, excluding percentage rent, recovery income from tenants, and is net of tenant concessions. Percentage rent and recovery income from tenants is presented separately in our consolidated statements of operations and comprehensive income (loss) statement.
(2) Anchor tenants is defined as any tenant leasing 10,000 square feet or more. Tenants in parenthesis represent non-company owned GLA.
(3) We define Core Portfolio as stabilized assets that are not currently under development/redevelopment.
(4)  Tenant closed - lease obligated.
(5) Space delivered to tenant.
(6)  Represents 1.5% of combined portfolio annual base rent.
Our leases for tenant space under 10,000 square feet generally have terms ranging from three to five years.  Tenant leases greater than or equal to 10,000 square feet generally have lease terms of five years or longer, and are considered anchor leases.  Many of the anchor leases contain provisions allowing the tenant the option of extending the lease term at expiration at contracted rental rates that often include fixed rent increases, consumer price index adjustments or other market rate adjustments from the prior base rent.  The majority of our leases provide for monthly payment of base rent in advance, percentage rent based on the tenant’s sales volume, reimbursement of the tenant’s allocable real estate taxes, insurance and common area maintenance (“CAM”) expenses and reimbursement for utility costs if not directly metered.

Major Tenants
The following table sets forth as of December 31, 2014 the gross leasable area, or GLA, of our existing properties leased to tenants in our combined properties portfolio:

Type of Tenant	Annualized Base Rent	% of Total Annualized Base Rent	GLA (2)	% of Total GLA (2)
Anchor (1)	$117,614,266	57.2%	11,913,200	70.5%
Retail (non-anchor)	88,055,930	42.8%	4,973,313	29.5%
Total	$205,670,196	100.0%	16,886,513	100.0%

(1) We define anchor tenants as tenants occupying a space consisting of 10,000 square feet or more.
(2) GLA owned directly by us or our unconsolidated joint ventures.

The following table depicts, as of December 31, 2014, information regarding leases with the 25 largest retail tenants (in terms of annualized base rent) in our combined properties portfolio:

Tenant Name	Credit Rating S&P/Moody's (1)	Number of Leases	GLA	% of Total GLA (2)	Total Annualized Base Rent	Annualized Base Rent PSF	% of Annualized Base Rent
TJX Companies	A+/A3	32	974,725	5.8%	$9,323,498	$9.57	4.5%
LA Fitness	B/B2	7	297,300	1.8%	5,339,870	17.96	2.6%
Bed Bath & Beyond	A-/Baa1	16	466,700	2.8%	5,094,117	10.92	2.5%
Dick's Sporting Goods	--/--	7	353,737	2.1%	3,756,143	10.62	1.8%
Office Depot	B-/B2	13	308,933	1.8%	3,660,738	11.85	1.8%
The Home Depot	A/A2	4	487,203	2.9%	3,465,250	7.11	1.7%
Michaels Stores	B/B3	13	287,298	1.7%	3,206,853	11.16	1.6%
PetSmart	BB+/--	10	208,873	1.2%	3,040,114	14.55	1.5%
Best Buy	BB/Baa2	7	236,677	1.4%	3,019,499	12.76	1.5%
Dollar Tree	--/--	29	300,143	1.8%	2,911,753	9.70	1.4%
Publix Super Markets	--/--	8	372,141	2.2%	2,790,512	7.50	1.4%
Ascena Retail	--/--	26	147,935	0.9%	2,787,604	18.84	1.4%
DSW Designer Shoe Warehouse	--/--	9	169,773	1.0%	2,770,983	16.32	1.3%
Whole Foods Market	BBB-/--	4	152,657	0.9%	2,747,953	18.00	1.3%
Jo-Ann Fabric and Craft Stores	B/Caa1	7	233,947	1.4%	2,741,288	11.72	1.3%
ULTA Beauty	--/--	12	123,842	0.7%	2,737,536	22.11	1.3%
Regal Cinemas	--/--	3	143,080	0.8%	2,672,623	18.68	1.3%
Burlington Coat Factory	B/--	5	360,867	2.1%	2,461,341	6.82	1.2%
Staples	BBB-/Baa2	10	202,710	1.2%	2,376,498	11.72	1.2%
Ross Stores	A-/A3	10	262,734	1.6%	2,268,726	8.64	1.1%
Kohl's	BBB/Baa1	6	363,081	2.2%	2,239,857	6.17	1.1%
Gap, Inc.	BBB-/Baa3	10	145,941	0.9%	2,187,530	14.99	1.1%
Gander Mountain	--/--	2	159,791	0.9%	2,023,539	12.66	1.0%
Sports Authority	--/B3	4	172,705	1.0%	1,989,264	11.52	0.9%
Lowe's Home Centers	A-/A3	2	270,394	1.6%	1,919,646	7.10	0.9%

Sub-Total top 25 tenants		256	7,203,187	42.7%	$79,532,735	$11.04	38.7%

Remaining tenants		1,565	8,674,455	51.3%	126,137,461	14.54	61.3%

Sub-Total all tenants		1,821	15,877,642	94.0%	$205,670,196	$12.95	100.0%

Leased / Vacant		249	1,008,871	6.0%	N/A	N/A	N/A

Total including vacant		2,070	16,886,513	100.0%	$205,670,196	N/A	100.0%

(1) Source: Latest Company filings per CreditRiskMonitor.

Lease Expirations

The following tables set forth a schedule of lease expirations, for our combined portfolio, for the next ten years and thereafter, assuming that no renewal options are exercised:

ALL TENANTS

Expiring Leases As of December 31, 2014
Year	Number of Leases	GLA (1)	Average Annualized Base Rent	Total Annualized Base Rent (2)	% of Total Annualized Base Rent
			(per square foot)
(3)	39	139,001	$10.27	$1,428,004	0.7%
2015	226	974,612	14.08	13,719,878	6.7%
2016	326	2,118,337	14.13	29,936,996	14.6%
2017	298	1,871,799	14.20	26,574,937	12.9%
2018	242	1,404,530	15.14	21,265,039	10.3%
2019	196	1,566,979	12.70	19,894,264	9.7%
2020	133	1,488,567	10.88	16,199,956	7.9%
2021	69	1,035,809	11.53	11,942,004	5.8%
2022	63	877,430	13.56	11,894,155	5.8%
2023	81	1,289,098	12.38	15,961,341	7.8%
2024	60	829,318	11.43	9,479,376	4.6%
2025	37	676,934	12.19	8,253,393	4.0%
2026+	51	1,605,228	11.91	19,120,853	9.2%
Sub-Total	1,821	15,877,642	$12.95	$205,670,196	100.0%
Leased (4)	9	102,956	N/A	N/A	N/A
Vacant	240	905,915	N/A	N/A	N/A
Total	2,070	16,886,513	$12.95	$205,670,196	100.0%

 ANCHOR TENANTS (greater than or equal to 10,000 square feet)

Expiring Anchor Leases As of December 31, 2014
Year	Number of Leases	GLA (1)	Average Annualized Base Rent	Total Annualized Base Rent (2)	% of Total Annualized Base Rent
			(per square foot)
(3)	3	61,010	$5.51	336,000	0.3%
2015	18	436,346	9.06	3,953,077	3.4%
2016	51	1,374,872	10.36	14,247,446	12.1%
2017	47	1,196,112	10.82	12,939,329	11.0%
2018	37	836,331	11.31	9,460,984	8.0%
2019	33	1,026,787	9.01	9,253,618	7.9%
2020	34	1,153,262	8.43	9,722,885	8.3%
2021	27	888,992	10.11	8,988,080	7.6%
2022	24	729,114	11.84	8,631,807	7.3%
2023	34	1,047,716	10.53	11,036,014	9.4%
2024	21	671,503	9.41	6,318,791	5.4%
2025	16	575,193	10.67	6,134,751	5.2%
2026+	28	1,512,885	10.97	16,591,484	14.1%
Sub-Total	373	11,510,123	$10.22	$117,614,266	100.0%
Leased (4)	3	70,957	N/A	N/A	N/A
Vacant	13	332,120	N/A	N/A	N/A
Total	389	11,913,200	$10.22	117,614,266	100.0%

(1) GLA owned directly by us or our unconsolidated joint ventures.
(2) Annualized Base Rent is based upon rents currently in place.
(3) Tenants currently under month to month lease or in the process of renewal.
(4) Lease has been executed, but space has not yet been delivered.

NON-ANCHOR TENANTS (less than 10,000 square feet)

Expiring Non-Anchor Leases As of December 31, 2014
Year	Number of Leases	GLA (2)	Average Annualized Base Rent	Total Annualized Base Rent (1)	% of Total Annualized Base Rent
			(per square foot)
(3)	36	77,991	$14.00	$1,092,004	1.2%
2015	208	538,266	18.14	9,766,801	11.1%
2016	275	743,465	21.10	15,689,550	17.8%
2017	251	675,687	20.18	13,635,608	15.5%
2018	205	568,199	20.77	11,804,055	13.4%
2019	163	540,192	19.70	10,640,646	12.1%
2020	99	335,305	19.32	6,477,071	7.4%
2021	42	146,817	20.12	2,953,924	3.4%
2022	39	148,316	22.00	3,262,348	3.7%
2023	47	241,382	20.40	4,925,327	5.6%
2024	39	157,815	20.03	3,160,585	3.6%
2025	21	101,741	20.82	2,118,642	2.4%
2026+	23	92,343	27.39	2,529,369	2.8%
Sub-Total	1,448	4,367,519	$20.16	$88,055,930	100.0%
Leased (4)	6	31,999	N/A	N/A	N/A
Vacant	227	573,795	N/A	N/A	N/A
Total	1,681	4,973,313	$20.16	$88,055,930	100.0%

(1) GLA owned directly by us or our unconsolidated joint ventures.
(2) Annualized Base Rent is based upon rents currently in place.
(3) Tenants currently under month to month lease or in the process of renewal.
(4) Lease has been executed, but space has not yet been delivered.

Land Available for Development and/or Sale

At December 31, 2014, we had one project in pre-development and two projects where Phase I of the development was completed. The remaining future Phases at those projects are in pre-development. We also have various additional parcels of land available for development or sale.  It is our policy to start vertical construction on new development projects only after the project has received entitlements, significant anchor leasing commitments and an identified source of construction financing.

During 2014 we completed construction of Phase I of Lakeland Park Center, a ground up development located in Lakeland, Florida, at a cost of approximately $33.4 million, excluding land cost. Phase I consists of approximately 210,000 square feet of retail space. The center was 98% leased and occupied as of December 31, 2014.

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

During the fourth quarter of 2014, we recorded an impairment provision of $23.3 million primarily due to changes in our plans for certain parcels.  We recorded impairment provisions of $0.3 million and $1.4 million in 2013 and 2012, respectively, related to developable land that we decided to market for sale.  For a detailed discussion of our development projects, refer to Notes 3 and 6 of the notes to the consolidated financial statements.

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
Item 4. Mine Safety Disclosures

Not Applicable

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common shares are currently listed and traded on the New York Stock Exchange (“NYSE”) under the symbol “RPT”.  On February 13, 2015, the closing price of our common shares on the NYSE was $19.37.

Shareholder Return Performance Graph

The following line graph sets forth the cumulative total return on a $100 investment (assuming the reinvestment of dividends) in each of our common shares, the NAREIT Equity Index, and the S&P 500 Index for the period December 31, 2009 through December 31, 2014.  The stock price performance shown is not necessarily indicative of future price performance.

 The following table depicts high/low closing prices and dividends declared per share for each quarter in 2014 and 2013:

	Stock Price
Quarter Ended	High	Low	Dividends
December 31, 2014	$18.99	$15.86	$0.20000	(1)
September 30, 2014	$17.35	$16.25	$0.20000
June 30, 2014	$17.03	$15.94	$0.18750
March 31, 2014	$16.76	$15.35	$0.18750

December 31, 2013	$16.57	$14.77	$0.18750	(2)
September 30, 2013	$16.11	$14.24	$0.18750
June 30, 2013	$17.68	$14.48	$0.16825
March 31, 2013	$16.82	$13.72	$0.16825

(1)  Paid on January 2, 2015
(2)  Paid on January 2, 2014

Holders

The number of holders of record of our common shares was 1,341 at February 13, 2015.  A substantially greater number of holders are beneficial owners whose shares of record are held by banks, brokers and other financial institutions.
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

Distributions on our 7.25% Series D Cumulative Convertible Perpetual Preferred Shares declared in 2014 totaled $3.625 per share.  We do not believe that the preferential rights available to the holders of our preferred shares or the financial covenants contained in our debt agreements had or will have an adverse effect on our ability to pay dividends in the normal course of business to our common shareholders or to distribute amounts necessary to maintain our qualification as a REIT.

For information on our equity compensation plans as of December 31, 2014, refer to Item 12 of Part III of this report and Note 16 of the notes to the consolidated financial statements.

Item 6. Selected Financial Data

The following table sets forth our selected consolidated financial data and should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included elsewhere in this report.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, except per share)
Operating Data:
Total revenue	$218,363	$170,068	$125,225	$114,386	$104,333
Property net operating income (1)	153,878	121,372	86,213	76,833	70,010
(Loss) income from continuing operations	(2,412)	8,371	7,171	(29,418)	(24,063)
Gain (loss) on sale of real estate assets	—	2,120	336	9,406	(2,050)
Net (loss) income	(2,412)	11,462	7,092	(28,500)	(23,724)
Net loss (income) attributable to noncontrolling partner interest	48	(465)	112	1,742	3,576
Preferred share dividends	(7,250)	(7,250)	(7,250)	(5,244)	—
Net (loss) income available to common shareholders	(9,614)	3,747	(46)	(32,002)	(20,148)
(Loss) earnings per common share, basic
Continuing operations	$(0.14)	$0.01	$—	$(0.85)	$(0.58)
Discontinued operations	—	0.05	—	0.01	0.01
Basic (loss) earnings	$(0.14)	$0.06	$—	$(0.84)	$(0.57)
(Loss) earnings per common share, diluted
Continuing operations	$(0.14)	$0.01	$—	$(0.85)	$(0.58)
Discontinued operations	—	0.05	—	0.01	0.01
Diluted (loss) earnings	$(0.14)	$0.06	$—	$(0.84)	$(0.57)
Weighted average shares outstanding:
Basic	72,118	59,336	44,101	38,466	35,046
Diluted	72,118	59,728	44,101	38,466	35,046

Cash dividends declared per RPT preferred share	$3.625	$3.625	$3.630	$2.67	$—
Cash dividends declared per RPT common share	$0.7750	$0.7115	$0.6600	$0.6530	$0.6530
Cash distributions to RPT preferred shareholders	$7,250	$7,250	$7,250	$3,432	$—
Cash distributions to RPT common shareholders	$54,149	$40,108	$28,333	$25,203	$22,501

Balance Sheet Data (at December 31):
Cash and cash equivalents	$9,335	$5,795	$4,233	$12,155	$10,175
Investment in real estate (before accumulated depreciation)	1,934,032	1,625,217	1,119,171	996,908	1,074,095
Total assets	1,948,379	1,652,248	1,165,291	1,048,823	1,052,829
Total notes payable	921,705	753,174	541,281	518,512	571,694
Total liabilities	1,050,100	854,288	605,459	567,649	613,463
Total RPT shareholders' equity	872,357	770,097	529,783	449,075	402,273
Noncontrolling interest	25,922	27,863	30,049	32,099	37,093
Total shareholders' equity	898,279	797,960	559,832	481,174	439,366

Other Data:
Funds from operations ("FFO") available to RPT common shareholders (2)	$70,324	$79,861	$47,816	$29,509	$20,945
Net cash provided by operating activities	110,592	85,583	62,194	44,703	43,249
Net cash used in investing activities	(315,723)	(355,752)	(173,210)	(79,747)	(101,935)
Net cash provided by financing activities	208,671	271,731	103,094	37,024	60,385

Reconciliation Property Net Operating Income from Continuing Operations to Net (Loss) Income
Property net operating income from continuing operations	$153,878	$121,372	$86,213	$76,833	$70,010
Management and other fee income	2,059	2,335	4,064	4,125	4,191
Depreciation and amortization	(81,182)	(56,305)	(38,673)	(33,842)	(28,592)
General and administrative expenses	(21,670)	(20,951)	(19,132)	(19,646)	(18,986)
Other expenses, net	(55,443)	(38,016)	(25,335)	(56,093)	(51,356)
Income tax (provision) benefit	(54)	(64)	34	(795)	670
Income (loss) from discontinued operations	—	3,091	(79)	918	339
Net (loss) income	$(2,412)	$11,462	$7,092	$(28,500)	$(23,724)

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

At December 31, 2014, we owned and managed, either directly or through our interest in real estate joint ventures, a total of 80 shopping centers and one office building, with approximately 16.9 million square feet of gross leasable area owned by us and our joint ventures.  We also owned interests in three parcels of land available for development and five parcels of land available for sale.

We are predominantly a community shopping center company with a focus on managing and adding value to our portfolio of centers that are primarily multi-anchored by grocery stores and/or nationally recognized discount department stores.  We believe that centers with a grocery and/or discount component attract consumers seeking value-priced products.  Since these products are required to satisfy everyday needs, customers usually visit the centers on a weekly basis.  Over half of our shopping centers are anchored by tenants that sell groceries.  Supermarket anchor tenants in our centers include, among others, Publix Super Market, Whole Foods, Kroger and Sprouts.  National chain anchor tenants in our centers include, among others, TJ Maxx/Marshalls, Bed Bath and Beyond, Home Depot and Kohl’s.

Our shopping centers are primarily located in a dozen of the largest metropolitan markets in the United States.  Our focus on these markets has enabled us to develop a thorough understanding of their unique characteristics. Throughout our primary regions, we have concentrated a number of centers in reasonable proximity to each other in order to achieve efficiencies in management, leasing and acquiring new properties.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based on our consolidated financial statements, which have been prepared in accordance with GAAP.  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.  Our estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies require our most subjective judgment and use of estimates in the preparation of our consolidated financial statements.

Acquisitions

Acquisitions of properties are accounted for utilizing the acquisition method and, accordingly, the results of operations of an acquired property are included in our results of operations from the date of acquisition.  Estimates of fair values are based upon future cash flows and other valuation techniques in accordance with our fair value measurements policy, which are used to record the purchase price of acquired property among land, buildings on an “as if vacant” basis, tenant improvements, identifiable intangibles and any gain on purchase.  Identifiable intangible assets and liabilities include the effect of above-and below-market leases, the value of having leases in place (“as-is” versus “as if vacant” and absorption costs), other intangible assets such as assumed tax increment revenue bonds and out-of-market assumed mortgages.  Depreciation and amortization is computed using the straight-line method over the estimated useful lives of 40 years for buildings, over the remaining terms of any intangible asset contracts and the respective tenant leases, which may include bargain review options. The impact of these estimates, including incorrect estimates in connection with acquisition values and estimated useful lives, could result in significant differences related to the purchased assets, liabilities and subsequent depreciation or amortization expense. For more information, refer to Note 1, Organization and Summary of Significant Accounting Policies subtopic Real Estate of the notes to the consolidated financial statements.
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

Impairment provisions resulting from any event or change in circumstances, including changes in our intentions or our analysis of varying scenarios, could be material to our consolidated financial statements.

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
Revenue Recognition and Accounts Receivable

Most of our leases contain non-contingent rent escalations for which we recognize income on a straight-line basis over the non-cancelable lease term.  This method results in rental income in the early years of a lease being higher than actual cash received, creating a straight-line rent receivable asset which is included in the “Other Assets” line item in our consolidated balance sheets.  We review our unbilled straight-line rent receivable balance to determine the future collectability of revenue that will not be billed to or collected from tenants due to early lease terminations, lease modifications, bankruptcies and other factors. An allowance to write down the straight-line receivable balance is taken in the period that future collectability is uncertain.

Additionally, we provide for bad debt expense based upon the allowance method of accounting. We continuously monitor the collectability of our accounts receivable from specific tenants, analyze historical bad debts, customer creditworthiness, current economic trends and changes in tenant payment terms when evaluating the adequacy of the allowance for bad debts.  Allowances are taken for those balances that we have reason to believe will be uncollectible.

For more information refer to Note 1 Organization and Summary of Significant Accounting Policies, Revenue Recognition and Accounts Receivable subtopics of the notes to the consolidated financial statements.

Results of Operations
Comparison of the Year Ended December 31, 2014 to the Year Ended December 31, 2013
The following summarizes certain line items from our audited statements of operations which we believe are important in understanding our operations and/or those items that have significantly changed during the year ended December 31, 2014 as compared to 2013:

	Year Ended December 31,
	2014	2013	Dollar Change	Percent Change
	(In thousands)
Total revenue	$218,363	$170,068	$48,295	28.4%
Operating expenses	30,952	23,200	7,752	33.4%
Real estate taxes	31,474	23,161	8,313	35.9%
Depreciation and amortization	81,182	56,305	24,877	44.2%
General and administrative expense	21,670	20,951	719	3.4%
Provision for impairment	27,865	9,669	18,196	188.2%
Gain on sale of real estate	10,857	4,279	6,578	153.7%
Earnings (loss) from unconsolidated joint ventures	75	(4,759)	4,834	101.6%
Interest expense and amortization of deferred financing fees	35,188	30,522	4,666	15.3%
Deferred gain recognized upon acquisition of real estate	117	5,282	(5,165)	97.8%
Loss on extinguishment of debt	860	340	520	152.9%

Total revenue in 2014 increased $48.3 million, or 28.4% from 2013.  The increase is primarily due to the following:

•	$43.7 million increase related to acquisitions completed in 2014 and 2013;

•	$4.6 million increase at existing centers; and

•	$1.8 million increase in lease termination income primarily due to the early departure of an office tenant at our office building; offset by

•	$1.8 million decrease related to properties sold in 2014, reduced management fee income and properties in redevelopment.
Operating expense in 2014 increased $7.8 million, or 33.4% from 2013.  The increase is primarily due to the following:

•	$5.7 million related to increases in recoverable operating expenses due to our 2014 and 2013 acquisitions; and

•	$1.5 million related to increase in recoverable operating expenses at existing centers.
Real estate tax expense in 2014 increased $8.3 million, or 35.9% from 2013, primarily due to our 2014 and 2013 acquisitions.

Depreciation and amortization expense in 2014 increased $24.9 million, or 44.2%, from 2013.  The increase was primarily due to our acquisitions in 2014 and 2013, new development completion and other capital activities.

General and administrative expense in 2014 increased $0.7 million or 3.4% from 2013.  The increase was primarily due to:

•
$0.9 million related to an increase in costs associated with our long-term incentive plans which are based on our stock price performance relative to a group of our peers (see Note 16 for additional information); offset in part by

•	higher capitalization of development and leasing salaries and related costs in 2014. Salaries capitalized in 2014 and 2013 represented approximately 19% and 18%, respectively, of total salaries.
Impairment provisions of $27.9 million recorded in 2014 related to the decision to market certain income-producing properties for sale and adjustments to the sales price assumptions for certain undeveloped land parcels available for sale at several of our development properties.  In 2013 our impairment provisions totaled $9.7 million.  Refer to Note 6 of the notes to the consolidated financial statements for a detailed discussion of these charges.

Gain on sale of real estate was $10.9 million in 2014 primarily due to the sale of five income-producing properties and four individual outparcel sales. In the comparable period in 2013 we had a gain of $4.3 million. Refer to Note 4 of the notes to the consolidated financial statements for further detail on the sales.

Earnings from unconsolidated joint ventures in 2014 increased $4.8 million from 2013.  In 2013 we acquired our partner's 70% interest in 12 shopping centers held in the Ramco/Lion Venture LP. The sale resulted in a loss of $21.5 million to the joint venture of which our share was $6.4 million.
Interest expense and amortization of deferred financing fees increased in 2014 by $4.7 million, or 15.3% from 2013, primarily due to the following:

•	$6.1 million increase in loan interest due to the issuance of $200.0 million in senior unsecured notes in the second half of 2014; offset in part by

•	$0.6 million increase in the amortization of mortgage premiums; and

•	$0.7 million increase in capitalized interest due to our development/redevelopment projects.
In 2014 we recorded a deferred gain of $0.1 million which related to a property sold in 2007 to a joint venture in which we had a 20% non-controlling interest. Due to our continuing involvement we deferred the portion of the gain related to our 20% interest. The property was conveyed to the lender in 2014 and we recognized the previously deferred gain. In 2013, we recorded a deferred gain of $5.3 million.
Loss on extinguishment of debt of approximately $0.9 million in 2014 related to the write-off of unamortized deferred financing costs associated with the early payoff of $120.0 million in unsecured term loan debt. In 2013 we recorded a loss of $0.3 million related to a prepayment penalty incurred to repay two mortgages.
Comparison of the Year Ended December 31, 2013 to the Year Ended December 31, 2012
The following summarizes certain line items from our audited statements of operations which we believe are important in understanding our operations and/or those items which have significantly changed during the year ended December 31, 2013 as compared to 2012:

	Year Ended December 31,
	2013	2012	Dollar Change	Percent Change
	(In thousands)
Total revenue	$170,068	$125,225	$44,843	35.8%
Operating expense	23,200	18,249	4,951	27.1%
Real Estate Tax	23,161	16,699	6,462	38.7%
Depreciation and amortization	56,305	38,673	17,632	45.6%
General and administrative expense	20,951	19,132	1,819	9.5%
Provision for impairment	9,669	1,773	7,896	445.3%
Gain on sale of real estate	4,279	69	4,210	6,101.4%
(Loss) earnings from unconsolidated joint ventures	(4,759)	3,248	(8,007)	246.5%
Interest expense and amortization of deferred financing fees	30,522	27,344	3,178	11.6%
Deferred gain recognized upon acquisition of real estate	5,282	845	4,437	525.1%
Loss on extinguishment of debt	340	—	340	NM

NM - Not meaningful

Total revenue in 2013 increased $44.8 million, or 35.8% from 2012.  The increase is primarily due to the following:

•	$43.6 million increase related to our acquisitions completed in 2013 and 2012;

•	$3.1 million increase income related to increases at existing centers;

•	$1.0 million increase related to the completion of Phase I of the Parkway shops development; offset in part by

•	a decrease in revenue at properties under redevelopment and lower fee income due to our acquisition of a portfolio of properties from a joint venture in which we hold a 30% interest.
In 2013 operating expenses increased by $5.0 million, or 27.1%, real estate tax expense increased $6.5 million, or 38.7%, and depreciation and amortization expense increased by $17.6 million, or 45.6% from 2012 primarily due to our acquisitions completed in 2013 and 2012.

General and administrative expense in 2013 increased $1.8 million or 9.5% from 2012.  The increase was primarily due to:

•
$1.8 million related to an increase in costs associated with our long-term incentive plans which are based on our stock price performance relative to a group of our peers (see Note 16 for additional information) offset in part by higher capitalization of development and leasing salaries and related costs in 2013. Salaries capitalized in 2013 and 2012 represented approximately 18% of total salaries.

Impairment provisions of $9.7 million were recorded in 2013 related to adjustments to the sales price assumptions for certain undeveloped land parcels available for sale at several of our development properties and other-than-temporary declines in the fair market value of various equity investments in unconsolidated joint ventures. In 2012 our impairment provisions totaled $1.8 million. Refer to Note 6 of the notes to the consolidated financial statements for a detailed discussion of these charges.
Gain on sale of real estate was $4.3 million in 2013 primarily due to a $3.0 million gain on sale of land at our Roseville Towne Center to Wal-Mart, an anchor tenant, and a net gain on the sale of multiple outparcels at several other properties. Refer to Note 4 of the notes to the consolidated financial statements for detail of the indvidual sales.
(Loss) earnings from unconsolidated joint ventures decreased in 2013 by $8.0 million from 2012. The decrease was related to the acquisition of our partner's 70% interest in 12 shopping centers held in the Ramco/Lion Venture LP. The sale resulted in a loss of $21.5 million to the joint venture of which our share was $6.4 million.
Interest expense in 2013 increased $3.2 million, or 11.6% from 2012, primarily due to the following:

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
In 2013, we recorded a deferred gain of $5.3 million which related to a property sold in 2007 to the Ramco/Lion Venture, LP, a joint venture in which we have a 30% non-controlling interest. Due to our continuing involvement we deferred the portion of the gain related to our 30% interest. In 2013 we acquired our partners' 70% interest in the property and recognized the previously deferred gain. In 2012 we recognized a previously deferred gain of $0.8 million.
Loss on extinguishment of debt of approximately $0.3 million in 2013 related to a prepayment penalty incurred to repay two mortgages.  There was no similar charge in 2012.
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
At December 31, 2014 and 2013, we had $17.5 million and $9.2 million, respectively, in cash and cash equivalents and restricted cash.  Restricted cash was comprised primarily of funds held in escrow by lenders to pay real estate taxes, insurance premiums, and certain capital expenditures.
Short-Term Liquidity Requirements
Our short-term liquidity needs are met primarily from rental income and recoveries and consist primarily of funds necessary to pay operating expenses associated with our operating properties, interest and scheduled principal payments on our debt, quarterly dividend payments (including distributions to OP unit holders) and capital expenditures related to tenant improvements and redevelopment activities.
We have five mortgages maturing from June through December 2015 totaling $86.1 million, which includes scheduled amortization payments.
We continually search for investment opportunities that may require additional capital and/or liquidity.  As of December 31, 2014, we had no proposed property acquisitions under contract.

Long-Term Liquidity Requirements

Our long-term liquidity needs consist primarily of funds necessary to pay indebtedness at maturity, potential acquisitions of properties, redevelopment of existing properties, the development of land and non-recurring capital expenditures.
The following is a summary of our cash flow activities:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Cash provided by operating activities	$110,592	$85,583	$62,194
Cash used in investing activities	(315,723)	(355,752)	(173,210)
Cash provided by financing activities	208,671	271,731	103,094

Operating Activities

We anticipate that cash on hand, operating cash flows, borrowings under our revolving credit facility, issuance of equity, as well as other debt and equity alternatives, will provide the necessary capital that we require to operate. Net cash flow provided by operating activities increased $25.0 million in 2014 compared to 2013 primarily due to:

•	Net operating income increased $27.7 million as a result of our acquisitions (net of dispositions) and leasing activity at our shopping centers; offset by

•	Net accounts receivable increase of $0.7 million; and

•	An increase in net interest expense of approximately $4.7 million primarily due to the issuance of senior notes.

Investing Activities

Net cash used for investing activities decreased $40.0 million compared to 2013 primarily due to:

•	Acquisitions of real estate decreased $77.8 million;

•
Investment in unconsolidated joint ventures decreased $5.0 million. In the previous year we had made contributions to fund debt repayment. In addition in 2013 we received a distribution of $1.7 million for the sale of joint venture property; offset by

•	Restricted cash decreased $5.1 million; and

•	Additions to real estate increased $36.1 million, as a result of an increase in development funding by $25.1 million, capital expenditures of $9.3 million, and $1.7 million in deferred leasing costs.

Financing Activities

Cash flows provided by financing activities were $208.7 million as compared to $271.7 million in 2013.  This difference of $63.1 million is primarily explained by:

•	an increase in our net borrowing of $53.9 million for debt and deferred financing costs; offset by

•	a decrease in net proceeds of $103.9 million from common share issuances;

•	an increase in cash dividends to common shareholders of $14.0 million due to additional shares issued as well as an increase in our per share quarterly dividend payment; and

•	a decrease in cash paid out for OP unit conversions of $1.2 million.
As of December 31, 2014, $335.9 million was available to be drawn on our $350 million unsecured revolving credit facility subject to certain covenants. It is anticipated that additional funds borrowed under our credit facilities will be used for general corporate purposes, including working capital, capital expenditures, the repayment of indebtedness or other corporate activities.  For further information on the credit facilities and other debt, refer to Note 9 of the consolidated financial statements.

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

We paid cash dividends of $0.7625 per common share to shareholders in 2014.  In the third quarter we increased our quarterly dividend 6.7% to $0.20 per share, or an annualized amount of $0.80 per share.  Cash dividends for 2013 and 2012 were $0.6923 and $0.653 per common share, respectively. Our dividend policy is to make distributions to shareholders of at least 90% of our REIT taxable income, excluding net capital gain, in order to maintain qualification as a REIT. On an annualized basis, our current dividend is above our estimated minimum required distribution.  Distributions paid by us are funded from cash flows from operating activities.  To the extent that cash flows from operating activities were insufficient to pay total distributions for any period, alternative funding sources would be used.  Examples of alternative funding sources may include proceeds from sales of real estate and bank borrowings.  Although we may use alternative sources of cash to fund distributions in a given period, we expect that distribution requirements for an entire year will be met with cash flows from operating activities.

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Cash provided by operating activities	$110,592	$85,583	$62,194

Cash distributions to preferred shareholders	(7,250)	(7,250)	(7,250)
Cash distributions to common shareholders	(54,149)	(40,108)	(28,333)
Cash distributions to operating partnership unit holders	(1,716)	(1,580)	(1,814)
Total distributions	$(63,115)	$(48,938)	$(37,397)
Surplus	$47,477	$36,645	$24,797

In August 2014, we issued 6.9 million common shares of beneficial interest.  Our total net proceeds, after deducting expenses, were approximately $108.7 million and were used to fund a portion of the consideration for our acquisitions in the third quarter 2014.

In addition, during 2014, we issued 3.8 million common shares through our controlled equity offerings generating $61.7 million in net proceeds, after sales commissions and fees of $0.9 million.  We used the net proceeds for general corporate purposes including the repayment of debt.  We have registered up to 8.0 million common shares for issuance from time to time, at our sole discretion, through our controlled equity offering sales agreement, of which 4.0 million shares remained unsold as of December 31, 2014. The shares issued in the controlled equity offering are registered with the Securities and Exchange Commission (“SEC”) on our registration statement on Form S-3.

Off Balance Sheet Arrangements

Real Estate Joint Ventures

As of December 31, 2014, we had four equity investments in unconsolidated joint venture entities in which we owned 30% or less of the total ownership interest. We account for these entities under the equity method.

We have a 20% ownership interest in Ramco 450 which owns a portfolio of eight properties totaling 1.7 million square feet of GLA.  As of December 31, 2014, the properties had consolidated equity of $137.3 million.  Our total investment in the venture at December 31, 2014 was $17.2 million. The Ramco 450 venture has total debt obligations of approximately $140.3 million with maturity dates ranging from December 2015 through September 2023.  Our proportionate share of the total debt is $28.1 million. Such debt is non-recourse to the venture, subject to carve-outs customary to such types of mortgage financing.

We have a 30% ownership interest in Ramco/Lion which owns a portfolio of three properties totaling 0.8 million square feet of GLA.  As of December 31, 2014, the properties in the portfolio had consolidated equity of $57.6 million.  Our total investment in the venture at December 31, 2014 was $8.8 million.  Ramco/Lion has one property with a mortgage payable obligation of approximately $30.0 million with maturity date of October 2015.  Our proportionate share of the total debt is $9.0 million. Such debt is non-recourse to the venture, subject to carve-outs customary to such types of mortgage financing.

We also have ownership interests of 7% in two smaller joint ventures that each own one property.  As of December 31, 2014, these properties have combined equity of $45.1 million.  Our total investment in these ventures was $2.8 million.

Refer to Note 7 of the notes to the consolidated financial statements for more information regarding our equity investments in joint ventures.

Contractual Obligations
The following are our contractual cash obligations as of December 31, 2014:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Mortgages and notes payable:
Scheduled amortization	$25,408	$4,337	$9,553	$5,381	$6,137
Payments due at maturity	887,431	81,780	212,537	129,040	464,074
Total mortgages and notes payable (1)	912,839	86,117	222,090	134,421	470,211
Interest expense (2)	287,935	38,768	93,697	48,768	106,702
Employment contracts	763	763	—	—	—
Capital lease	2,513	813	300	200	1,200
Operating leases	3,719	648	1,998	505	568
Construction commitments	10,149	10,149	—	—	—
Total contractual obligations	$1,217,918	$137,258	$318,085	$183,894	$578,681

(1)	Excludes $8.9 million of unamortized mortgage debt premium.

(2)	Variable rate debt interest is calculated using rates at December 31, 2014.
We anticipate that the combination of cash on hand, cash provided from operating activities, the availability under our credit facility ($335.9 million at December 31, 2014 subject to covenants), our access to the capital markets and the sale of existing properties will satisfy our expected working capital requirements through at least the next 12 months.

At December 31, 2014, we did not have any contractual obligations that required or allowed settlement, in whole or in part, with consideration other than cash.

Mortgages and notes payable

See the analysis of our debt included in “Liquidity and Capital Resources” above.

Employment Contracts

At December 31, 2014, we had employment contracts with our Chief Executive and Chief Financial Officers that contain minimum guaranteed compensation.  All other employees are subject to at-will employment.

Operating and Capital Leases

We lease office space for our corporate headquarters under an operating lease.  We have an operating lease for land at one of our shopping centers.

At December 31, 2014 we had a capital lease at our Gaines Marketplace shopping center that provides the option to purchase the land parcel for approximately $0.7 million. Refer to Note 19 - Subsequent Events of the notes to the consolidated financial statements for more information. In addition we have a capital lease at our Buttermilk Towne Center with the City of Crescent Springs, Kentucky. The lease provides for fixed annual payments of $0.1 million through maturity in December 2032, at which time we can acquire the center for one dollar.

Construction Costs

In connection with the development and expansion of various shopping centers as of December 31, 2014, we have entered into agreements for construction activities with an aggregate cost of approximately $10.1 million.

Planned Capital Spending

We are focused on our core strength of enhancing the value of our existing portfolio of shopping centers through successful leasing efforts and the completion of our redevelopment projects currently in process.

For 2015, we anticipate spending approximately $57.5 million for capital expenditures, of which $10.1 million is reflected in the construction commitments in the above contractual obligations table. Of the total anticipated spending, approximately $3.3 million is for development costs and approximately $54.2 million is for redevelopment projects, tenant improvements, and leasing costs. Estimates for future spending will change as new projects are approved.

Capitalization

At December 31, 2014 our total market capitalization was $2.5 billion and is detailed below:

(in thousands)
Net debt (including property-specific mortgages, unsecured revolving credit facility, term loans and capital lease obligation net of $9.3 million in cash)	$905,332
Common shares, OP units, and dilutive securities based on market price of $18.74 at December 31, 2014	1,499,893
Convertible perpetual preferred shares based on market price of $66.93 at December 31, 2014	133,860
Total market capitalization	$2,539,085

Net debt to total market capitalization	35.7%

At December 31, 2014, noncontrolling interests represented a 2.8% ownership in the Operating Partnership.  The OP Units may, under certain circumstances, be exchanged for our common shares of beneficial interest on a one-for-one basis.  We, as sole general partner of the Operating Partnership, have the option, but not the obligation, to settle exchanged OP Units held by others in cash. Assuming the exchange of all OP Units, there would have been 79,820,122 of our common shares of beneficial interest outstanding at December 31, 2014, with a market value of approximately $1.5 billion.

Non-GAAP Financial Measures

Certain of our key performance indicators are considered non-GAAP financial measures. Management uses these measures along with our GAAP financial statements in order to evaluate our operations results. We believe these additional measures provide users of our financial information additional comparable indicators of our industry, as well as, our performance.

Funds From Operations

We consider funds from operations, also known as “FFO”, to be an appropriate supplemental measure of the financial performance of an equity REIT.  Under the NAREIT definition, FFO represents net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of depreciable property and excluding impairment provisions on depreciable real estate or on investments in non-consolidated investees that are driven by measurable decreases in the fair value of depreciable real estate held by the investee, plus depreciation and amortization, (excluding amortization of financing costs). Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect funds from operations on the same basis.

Also, we consider “Operating FFO” a meaningful, additional measure of financial performance because it excludes acquisition costs and periodic items such as impairment provisions on land available for development or sale, bargain purchase gains, and gains or losses on extinguishment of debt that are not adjusted under the current NAREIT definition of FFO.  We provide a reconciliation of FFO to Operating FFO. FFO and Operating FFO should not be considered alternatives to GAAP net income available to common shareholders or as alternatives to cash flow as measures of liquidity.

While we consider FFO and Operating FFO useful measures for reviewing our comparative operating and financial performance between periods or to compare our performance to different REITs, our computations of FFO and Operating FFO may differ from the computations utilized by other real estate companies, and therefore, may not be comparable.

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

	Years Ended December 31,
	2014	2013	2012
	(In thousands, except per share data)
Net (loss) income available to common shareholders	$(9,614)	$3,747	$(46)
Adjustments:
Rental property depreciation and amortization expense	80,826	56,316	39,240
Pro-rata share of real estate depreciation from unconsolidated joint ventures	4,719	3,689	6,584
Gain on sale of depreciable real estate	(10,022)	(2,120)	(336)
Loss on sale of joint venture depreciable real estate (1)	—	6,454	75
Provision for impairment on income-producing properties	4,580	9,342	2,355
Provision for impairment on joint venture income-producing properties (1)	—	—	50
Provision for impairment on equity investments in unconsolidated joint ventures	—	—	386
Deferred gain recognized on real estate	(117)	(5,282)	(845)
Noncontrolling interest in Operating Partnership (2)	(48)	465	353
Subtotal	70,324	72,611	47,816
Add preferred share dividends (if converted) (3)	—	7,250	—
FFO	$70,324	$79,861	$47,816

Provision for impairment for land available for development or sale	23,285	327	1,387
Loss on extinguishment of debt	860	340	—
Gain on extinguishment of joint venture debt, net of RPT expenses (1)	(106)	—	(178)
Acquisition costs (4)	1,890	1,322	314
Add preferred share dividends (if converted) (5)	7,250	—	—
Operating FFO	$103,503	$81,850	$49,339

Weighted average common shares	72,118	59,336	44,101
Shares issuable upon conversion of Operating Partnership Units (2)	2,250	2,257	2,509
Dilutive effect of securities	217	392	384
Subtotal	74,585	61,985	46,994
Shares issuable upon conversion of preferred shares (3) (5)	7,019	6,940	—
Weighted average equivalent shares outstanding, diluted	81,604	68,925	46,994

Funds from operations per diluted share	$0.94	$1.16	$1.02
Operating FFO, per diluted share	$1.27	$1.19	$1.05

(1)	Amount included in earnings (loss) from unconsolidated joint ventures.

(2)	The total noncontrolling interest reflects OP units convertible 1:1 into common shares.

(3)	Series D convertible preferred shares were dilutive for FFO for the year ended December 31, 2013 and anti-dilutive for the comparable periods in 2014 and 2012.

(4)	Prior periods have been restated to reflect the add back of acquisition costs beginning in 1Q14.

(5)	Series D convertible preferred shares were dilutive for Operating FFO for years ended December 31, 2014 and 2013 and anti-dilutive for the comparable period in 2012.

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

The following is a summary of our wholly owned properties by classification:

	Three Months Ended December 31, 2014	Twelve Months Ended December 31, 2014
Property Designation
Same property	56	56
Acquisitions (1)	6	6
Completed developments (1)	1	1
Non-retail properties (2)	1	1
Redevelopment (3)	4	4
Total wholly owned properties	68	68

(1) Properties were not owned in both comparable periods.
(2) Office building.
(3) Properties under construction primarily related to re-tenanting resulting in reduced rental income.

Acquisition and redevelopment properties removed from the pool will not be added until owned and operated or construction is complete for the entirety of both periods being compared.

The following is a reconciliation of our Operating Income to Same Property NOI:

	Three Months Ended December 31,		Twelve Months Ended December 31,
	2014	2013	2014	2013
	(in thousands)

Operating (loss) income	$(10,587)	$2,810	$23,330	$35,460

Adjustments:
Management and other fee income	(531)	(493)	(2,059)	(2,335)
Depreciation and amortization	20,605	15,883	81,182	56,305
Acquisition costs	168	538	1,890	1,322
General and administrative expenses	5,575	5,238	21,670	20,951
Provision for impairment	27,865	9,669	27,865	9,669
Properties excluded from pool	(8,876)	(2,877)	(29,351)	(5,149)
Non-comparable income/expense adjustments (1)	(3,300)	(699)	(5,636)	(1,084)
Same Property NOI	$30,919	$30,069	$118,891	$115,139

Period-end Leased Occupancy percent	95.5%	95.6%	95.5%	95.6%

(1)	Includes $2.1 million in lease termination income received from an office tenant.

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

Recent Accounting Pronouncements

Refer to Note 2 of the notes to the consolidated financial statements for a discussion of Recent Accounting Pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We have exposure to interest rate risk on our variable rate debt obligations.  Based on market conditions, we may manage our exposure to interest rate risk by entering into interest rate swap agreements to hedge our variable rate debt.  We are not subject to any foreign currency exchange rate risk or commodity price risk, or other material rate or price risks.  Based on our debt and interest rates and interest rate swap agreements in effect at December 31, 2014, a 100 basis point change in interest rates would impact our future earnings and cash flows by approximately $0.4 million annually.  We believe that a 100 basis point increase in interest rates would decrease the fair value of our total outstanding debt by approximately $7.3 million at December 31, 2014.

We had interest rate swap agreements with an aggregate notional amount of $210.0 million as of December 31, 2014. The agreements provided for fixed rates ranging from 1.2% to 2.2% and had expirations ranging from April 2016 to May 2020.
The following table sets forth information as of December 31, 2014 concerning our long-term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates of maturing amounts and fair market. Debt premium of approximately $8.9 million is excluded:

	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
(In thousands)
Fixed-rate debt	$86,117	$23,619	$113,196	$85,275	$6,278	$560,229	$874,714	$900,911
Average interest rate	5.3%	5.9%	5.4%	4.1%	6.7%	4.3%	4.6%	4.2%
Variable-rate debt	$—	$—	$—	$10,000	$—	$28,125	$38,125	$38,125
Average interest rate	—%	—%	—%	1.5%	—%	3.5%	3.0%	3.0%

We estimated the fair value of our fixed rate mortgages using a discounted cash flow analysis, based on borrowing rates for similar types of borrowing arrangements with the same remaining maturity.  Considerable judgment is required to develop estimated fair values of financial instruments.  The table incorporates only those exposures that exist at December 31, 2014 and does not consider those exposures or positions which could arise after that date or firm commitments as of such date.  Therefore, the information presented therein has limited predictive value.  Our actual interest rate fluctuations will depend on the exposures that arise during the period and on market interest rates at that time.
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

We carried out an assessment as of December 31, 2014 of the effectiveness of the design and operation of our disclosure controls and procedures. This assessment was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on such evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that such disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2014.

Statement of Our Management
Our management has issued a report on its assessment of the Trust’s internal control over financial reporting, which appears on page F-2 of this Annual Report on Form 10-K.

Statement of Our Independent Registered Public Accounting Firm
Grant Thornton LLP, our independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Trust’s internal control over financial reporting, which appears on page F-3 of this Annual Report on Form 10-K.
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
Item 11. Executive Compensation

Incorporated by reference from our definitive proxy statement to be filed within 120 days after the end of our fiscal year covered by this Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding our equity compensations plans as of December 31, 2014:

	(A)	(B)	(C)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	169,181	$30.94	1,716,017
Equity compensation plans not approved by security holders	—	—	—
Total	169,181	$30.94	1,716,017

The total in Column (A) above consisted of options to purchase 155,248 common shares and 13,933 deferred common shares (see Note 16 of the notes to the consolidated financial statements for further information).

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
Item 14. Principal Accountant Fees and Services

Incorporated by reference from our definitive proxy statement to be filed within 120 days after the end of our fiscal year covered by this Form 10-K.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)(1)	Consolidated financial statements. See “Item 8 – Financial Statements and Supplementary Data.”

(2)	Financial statement schedule. See “Item 8 – Financial Statements and Supplementary Data.”

(3)	Exhibits

3.1	Articles of Restatement of Declaration of Trust of the Company, effective June 8, 2010, incorporated by reference Appendix A to the Company's 2010 Proxy dated April 30, 2010.

3.2	Amended and Restated Bylaws of the Company, effective February 23, 2012, incorporated by reference to Exhibit 3.1 to the Company's Form 8-K dated February 29, 2012

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

3.6
Articles of Amendment, as filed with the State Department of Assessments and Taxation of Maryland on July 31, 2013, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K dated July 31, 2013.

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

10.8	Restricted Share Plan for Non-Employee Trustees, incorporated by reference to Appendix A of the Company’s 2008 Proxy Statement filed on April 30, 2008.**

10.9*	Summary of Trustee Compensation Program.**

10.10	Ramco-Gershenson Properties Trust 2012 Omnibus Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K, dated June 12, 2012. **

10.11
Employment Letter, dated February 16, 2010, between Ramco-Gershenson Properties Trust and Gregory R. Andrews, incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K, dated February 19, 2010.**

10.12	Change in Control Policy, dated May 14, 2013, incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K dated May 16, 2013.

10.13	Form of Non-Qualified Option Agreement Under 2012 Omnibus Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K dated June 12, 2012**

10.14	Form of Restricted Stock Award Agreement Under 2012 Omnibus Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K dated June 6, 2012**

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

10.17	2014 Executive Incentive Plan, dated February 24, 2014, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 28, 2014.

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

10.21
Agreement for the Acquisition of Partnership and Limited Liability Company Interests, dated March 5, 2013, between CLPF-Ramco, LLC, CLPF-Ramco L.P., Ramco Lion, LLC, Ramco-Gershenson Properties, L.P. and Ramco GP incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q ended March 31, 2013.

10.22
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

10.25
Second Amendment To Third Amended And Restated Unsecured Master Loan Agreement, dated June 26, 2013 by and among Ramco-Gershenson Properties, L.P. and KeyBank National Association incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q ended September 30, 2013.

10.26
Third Amendment To Third Amended And Restated Unsecured Master Loan Agreement, dated August 27, 2013 by and among Ramco-Gershenson Properties, L.P. and KeyBank National Association incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q ended September 30, 2013.

10.27
$100 Million Note Purchase Agreement, by Ramco-Gershenon Properties, L.P. dated May 28, 2014 incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q ended June 30, 2014.

10.28
Unsecured Term Loan Agreement, dated May 29, 2014 among Ramco-Gershenson Properties, L.P., as borrower, Ramco-Gershenson Properties Trust, as a Guarantor, Capital One, National Association, as a Bank, The Other Banks Which Are A Party To This Agreement, The Other Banks Which May Become Parties To This Agreement, Capital One, National Association, as Administrative Agent, and Capital One, National Association, as Sole Lead Arranger and Sole Bookrunner incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q ended June 30, 2014.

10.29
$100 Million Note Purchase Agreement, by Ramco-Gershenson Properties, L.P. dated September 8, 2014 incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q ended September 30, 2014.

10.30
Fourth Amendment to Third Amended and Restated Unsecured Master Loan Agreement, dated October 10, 2014 by and among Ramco-Gershenson Properties, L.P. and KeyBank National Association incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q ended September 30, 2014.

10.31*	Separation Agreement and Release, dated December 10, 2014 between Ramco-Gershenson Trust and Michael Sullivan.**

12.1*	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends.

21.1*	Subsidiaries

23.1*	Consent of Grant Thornton LLP.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS(1)	XBRL Instance Document

101.SCH(1)	XBRL Taxonomy Extension Schema

101.CAL(1)	XBRL Extension Calculation

101.DEF(1)	XBRL Extension Definition

101.LAB(1)	XBRL Taxonomy Extension Label

101.PRE(1)	XBRL Taxonomy Extension Presentation
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

Ramco-Gershenson Properties Trust

Dated:	February 27, 2015	By: /s/ Dennis E. Gershenson
Dennis E. Gershenson,
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of registrant and in the capacities and on the dates indicated.

Dated:	February 27, 2015	By: /s/ Stephen R. Blank
Stephen R. Blank,
Chairman

Dated:	February 27, 2015	By: /s/ Dennis E. Gershenson
Dennis E. Gershenson,
Trustee, President and Chief Executive Officer
(Principal Executive Officer)

Dated:	February 27, 2015	By: /s/ Arthur H. Goldberg
Arthur H. Goldberg,
Trustee

Dated:	February 27, 2015	By: /s/ David J. Nettina
David J. Nettina,
Trustee

Dated:	February 27, 2015	By: /s/ Joel M. Pashcow
Joel M. Pashcow,
Trustee

Dated:	February 27, 2015	By: /s/ Mark K. Rosenfeld
Mark K. Rosenfeld,
Trustee

Dated:	February 27, 2015	By: /s/ Michael A. Ward
Michael A. Ward,
Trustee

Dated:	February 27, 2015	By: /s/ Gregory R. Andrews
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

Our management conducted an assessment of our internal controls over financial reporting as of December 31, 2014 using the framework established in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2014.

Our independent registered public accounting firm, Grant Thornton LLP, has issued an attestation report on our internal control over financial reporting.  Their report appears on page F-3 of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Trustees and Shareholders
Ramco-Gershenson Properties Trust

We have audited the internal control over financial reporting of Ramco-Gershenson Properties Trust (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2014, and our report dated February 27, 2015 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Southfield, Michigan
February 27, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Trustees and Shareholders
Ramco-Gershenson Properties Trust

We have audited the accompanying consolidated balance sheets of Ramco-Gershenson Properties Trust (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ramco-Gershenson Properties Trust and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2015 expressed an unqualified opinion.

/s/GRANT THORNTON LLP

Southfield, Michigan
February 27, 2015

RAMCO-GERSHENSON PROPERTIES TRUST
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31,
	2014	2013
ASSETS
Income producing properties, at cost:
Land	$341,388	$284,686
Buildings and improvements	1,592,644	1,340,531
Less accumulated depreciation and amortization	(287,177)	(253,292)
Income producing properties, net	1,646,855	1,371,925
Construction in progress and land available for development or sale	74,655	101,974
Net real estate	1,721,510	1,473,899
Equity investments in unconsolidated joint ventures	28,733	30,931
Cash and cash equivalents	9,335	5,795
Restricted cash	8,163	3,454
Accounts receivable, net	11,997	9,648
Other assets, net	168,641	128,521
TOTAL ASSETS	$1,948,379	$1,652,248

LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable:
Senior unsecured notes payable	$520,000	$365,000
Mortgages payable	363,580	333,049
Unsecured revolving credit facility	10,000	27,000
Junior subordinated notes	28,125	28,125
Total notes payable	921,705	753,174
Capital lease obligation	1,828	5,686
Accounts payable and accrued expenses	44,232	32,026
Other liabilities	64,384	48,593
Distributions payable	17,951	14,809
TOTAL LIABILITIES	1,050,100	854,288

Commitments and Contingencies

Ramco-Gershenson Properties Trust ("RPT") Shareholders' Equity:
Preferred shares, $0.01 par, 2,000 shares authorized: 7.25% Series D Cumulative Convertible Perpetual Preferred Shares, (stated at liquidation preference $50 per share), 2,000 shares issued and outstanding as of December 31, 2014 and December 31, 2013	$100,000	$100,000
Common shares of beneficial interest, $0.01 par, 120,000 shares authorized, 77,573 and 66,669 shares issued and outstanding as of December 31, 2014 and 2013, respectively	776	667
Additional paid-in capital	1,130,262	959,183
Accumulated distributions in excess of net income	(356,715)	(289,837)
Accumulated other comprehensive (loss) income	(1,966)	84
TOTAL SHAREHOLDERS' EQUITY ATTRIBUTABLE TO RPT	872,357	770,097
Noncontrolling interest	25,922	27,863
TOTAL SHAREHOLDERS' EQUITY	898,279	797,960
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,948,379	$1,652,248
The accompanying notes are an integral part of these consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)

	Year Ended December 31,
	2014	2013	2012
REVENUE
Minimum rent	$157,691	$124,169	$87,921
Percentage rent	264	209	592
Recovery income from tenants	52,828	40,018	30,721
Other property income	5,521	3,337	1,927
Management and other fee income	2,059	2,335	4,064
TOTAL REVENUE	218,363	170,068	125,225
EXPENSES
Real estate taxes	31,474	23,161	16,699
Recoverable operating expense	27,319	20,194	15,447
Other non-recoverable operating expense	3,633	3,006	2,802
Depreciation and amortization	81,182	56,305	38,673
Acquisitions costs	1,890	1,322	314
General and administrative expense	21,670	20,951	19,132
Provision for impairment	27,865	9,669	1,773
TOTAL EXPENSES	195,033	134,608	94,840
OPERATING INCOME	23,330	35,460	30,385
OTHER INCOME AND EXPENSES
Other expense, net	(689)	(965)	(66)
Gain on sale of real estate	10,857	4,279	69
Earnings (loss) from unconsolidated joint ventures	75	(4,759)	3,248
Interest expense	(33,742)	(29,075)	(25,895)
Amortization of deferred financing fees	(1,446)	(1,447)	(1,449)
Deferred gain recognized on real estate	117	5,282	845
Loss on extinguishment of debt	(860)	(340)	—
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE TAX	(2,358)	8,435	7,137
Income tax (provision) benefit	(54)	(64)	34
(LOSS) INCOME FROM CONTINUING OPERATIONS	(2,412)	8,371	7,171

DISCONTINUED OPERATIONS
Gain on sale of real estate	—	2,120	336
Gain on extinguishment of debt	—	—	307
Provision for impairment	—	—	(2,915)
Income from discontinued operations	—	971	2,193
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	—	3,091	(79)

NET (LOSS) INCOME	(2,412)	11,462	7,092
Net loss (income) attributable to noncontrolling partner interest	48	(465)	112
NET (LOSS) INCOME ATTRIBUTABLE TO RPT	(2,364)	10,997	7,204
Preferred share dividends	(7,250)	(7,250)	(7,250)
NET (LOSS) INCOME AVAILABLE TO COMMON SHAREHOLDERS	$(9,614)	$3,747	$(46)

(LOSS) EARNINGS PER COMMON SHARE, BASIC
Continuing operations	(0.14)	0.01	—
Discontinued operations	—	0.05	—
	(0.14)	0.06	—
(LOSS) EARNINGS PER COMMON SHARE, DILUTED
Continuing operations	(0.14)	0.01	—
Discontinued operations	—	0.05	—
	(0.14)	0.06	—
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	72,118	59,336	44,101
Diluted	72,118	59,728	44,101

OTHER COMPREHENSIVE (LOSS) INCOME
Net (loss) income	$(2,412)	$11,462	$7,092
Other comprehensive (loss) income:
(Loss) gain on interest rate swaps	(2,115)	5,520	(2,745)
Comprehensive (loss) income	(4,527)	16,982	4,347
Comprehensive loss (income) attributable to noncontrolling interest	65	(195)	153
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO RPT	$(4,462)	$16,787	$4,500
The accompanying notes are an integral part of these consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except share amounts)

	Shareholders' Equity of Ramco-Gershenson Properties Trust
	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total Shareholders’ Equity
Balance, December 31, 2011	$100,000	$387	$570,225	$(218,888)	$(2,649)	$32,099	$481,174
Issuance of common shares	—	98	111,370	—	—	—	111,468
Issuance of preferred shares	—	—	—	—	—	—	—
Conversion and redemption of OP unit holders	—	—	—	—	—	(3)	(3)
Share-based compensation and other expense	—	—	2,014	—	—	—	2,014
Dividends declared to common shareholders	—	—	—	(29,863)	—	—	(29,863)
Dividends declared to preferred shareholders	—	—	—	(7,250)	—	—	(7,250)
Distributions declared to noncontrolling interests	—	—	—	—	—	(1,782)	(1,782)
Dividends paid on restricted shares	—	—	—	(273)	—	—	(273)
Other comprehensive loss adjustment	—	—	—	—	(2,592)	(153)	(2,745)
Net income (loss)	—	—	—	7,204	—	(112)	7,092
Balance, December 31, 2012	100,000	485	683,609	(249,070)	(5,241)	30,049	559,832
Issuance of common shares	—	181	273,568	—	—	—	273,749
Conversion and redemption of OP unit holders	—	—	—	—	—	(1,243)	(1,243)
Share-based compensation and other expense	—	1	2,006	—	—	—	2,007
Dividends declared to common shareholders	—	—	—	(44,172)	—	—	(44,172)
Dividends declared to preferred shareholders	—	—	—	(7,250)	—	—	(7,250)
Distributions declared to noncontrolling interests	—	—	—	—	—	(1,603)	(1,603)
Dividends declared to deferred shares	—	—	—	(342)	—	—	(342)
Other comprehensive income adjustment	—	—	—	—	5,325	195	5,520
Net income	—	—	—	10,997	—	465	11,462
Balance, December 31, 2013	100,000	667	959,183	(289,837)	84	27,863	797,960
Issuance of common shares	—	107	170,265	—	—	—	170,372
Conversion and redemption of OP unit holders	—	—	—	—	—	(84)	(84)
Share-based compensation and other expense	—	2	814	—	—	—	816
Dividends declared to common shareholders	—	—	—	(56,905)	—	—	(56,905)
Dividends declared to preferred shareholders	—	—	—	(7,250)	—	—	(7,250)
Distributions declared to noncontrolling interests	—	—	—	—	—	(1,744)	(1,744)
Dividends declared to deferred shares	—	—	—	(359)	—	—	(359)
Other comprehensive loss adjustment	—	—	—	—	(2,050)	(65)	(2,115)
Net loss	—	—	—	(2,364)	—	(48)	(2,412)
Balance, December 31, 2014	$100,000	$776	$1,130,262	$(356,715)	$(1,966)	$25,922	$898,279
The accompanying notes are an integral part of these consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2014	2013	2012
OPERATING ACTIVITIES
Net (loss) income	$(2,412)	$11,462	$7,092
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization, including discontinued operations	81,182	56,841	39,822
Amortization of deferred financing fees, including discontinued operations	1,446	1,447	1,454
Income tax provision (benefit)	54	64	(34)
(Earnings) loss from unconsolidated joint ventures	(75)	4,759	(3,248)
Distributions received from operations of unconsolidated joint ventures	1,881	3,232	3,793
Provision for impairment, including discontinued operations	27,865	9,669	4,688
Loss (gain) on extinguishment of debt, including discontinued operations	860	—	(307)
Deferred gain recognized upon acquisition of real estate	(117)	(5,282)	(845)
Gain on sale of real estate, including discontinued operations	(10,857)	(6,399)	(405)
Amortization of premium on mortgages and notes payable, net	(1,138)	(541)	(30)
Share-based compensation expense	2,093	2,151	2,120
Long-term incentive cash compensation expense	2,527	1,498	445
Changes in assets and liabilities:
Accounts receivable, net	(2,349)	(1,672)	1,128
Other assets, net	5,420	(689)	6,349
Accounts payable, accrued expenses and other liabilities	4,212	9,043	172
Net cash provided by operating activities	110,592	85,583	62,194
INVESTING ACTIVITIES
Acquisitions of real estate, net of assumed debt	$(264,414)	$(342,189)	$(149,960)
Development and capital improvements	(80,742)	(44,625)	(38,431)
Net proceeds from sales of real estate	34,156	33,916	10,292
Distributions from sale of joint venture property	—	1,687	3,587
(Increase) decrease in restricted cash	(4,709)	438	2,171
Investment in unconsolidated joint ventures	(14)	(4,979)	(3,869)
Note repayment from third party	—	—	3,000
Net cash used in investing activities	(315,723)	(355,752)	(173,210)
FINANCING ACTIVITIES
Proceeds on mortgages and notes payable	$275,000	$185,000	$45,000
Repayment of mortgages and notes payable	(153,795)	(121,817)	(24,200)
Net (repayments) proceeds on revolving credit facility	(17,000)	(13,000)	10,500
Payment of debt extinguishment costs	—	(340)	—
Payment of deferred financing costs	(2,379)	(1,889)	(1,959)
Proceeds from issuance of common shares	170,372	274,295	111,468
Repayment of capitalized lease obligation	(328)	(337)	(318)
Conversion of operating partnership units for cash	(84)	(1,243)	—
Dividends paid to preferred shareholders	(7,250)	(7,250)	(7,250)
Dividends paid to common shareholders	(54,149)	(40,108)	(28,333)
Distributions paid to operating partnership unit holders	(1,716)	(1,580)	(1,814)
Net cash provided by financing activities	208,671	271,731	103,094
Net change in cash and cash equivalents	3,540	1,562	(7,922)
Cash and cash equivalents at beginning of period	5,795	4,233	12,155
Cash and cash equivalents at end of period	$9,335	$5,795	$4,233
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY
Assumption of debt related to acquisitions	$58,634	$158,767	$—
Conveyance of ownership interest to lender, release from mortgage obligation	—	—	8,501
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest (net of capitalized interest of $1,862, $1,161 and $996 in 2014, 2013 and 2012, respectively)	$35,507	$30,631	$25,686
Cash paid for federal income taxes	—	—	16
The accompanying notes are an integral part of these consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012
1. Organization and Summary of Significant Accounting Policies

Ramco-Gershenson Properties Trust, together with our subsidiaries (the “Company”), is a real estate investment trust (“REIT”) engaged in the business of owning, developing, redeveloping, acquiring, managing and leasing large multi-anchored shopping centers primarily in a dozen of the largest metropolitan markets in the United States.  Our property portfolio consists of 67 wholly owned shopping centers and one office building comprising approximately 14.2 million square feet.  In addition, we are co-investor in and manager of two institutional joint ventures that own portfolios of shopping centers.  We own 20% of Ramco 450 Venture LLC, an entity that owns eight shopping centers comprising approximately 1.7 million square feet and 30% of Ramco/Lion Venture L.P., an entity that owns three shopping centers comprising approximately 0.8 million square feet. We also have ownership interests in two smaller joint ventures that each own a shopping center.  Our joint ventures are reported using equity method accounting.  We earn fees from the joint ventures for managing, leasing, and redeveloping the shopping centers they own.  We also own interests in three parcels of land available for development and five parcels of land available for sale.

We made an election to qualify as a REIT for federal income tax purposes.  Accordingly, we generally will not be subject to federal income tax, provided that we annually distribute at least 90% of our taxable income to our shareholders and meet other conditions.

Principles of Consolidation and Estimates

The consolidated financial statements include the accounts of us and our majority owned subsidiary, the Operating Partnership, Ramco-Gershenson Properties, L.P. (97.2%, 96.8% and 95.4% owned by us at December 31, 2014, 2013 and 2012, respectively), and all wholly-owned subsidiaries, including entities in which we have a controlling interest or have been determined to be the primary beneficiary of a variable interest entity (“VIE”).  The presentation of consolidated financial statements does not itself imply that assets of any consolidated entity (including any special-purpose entity formed for a particular project) are available to pay the liabilities of any other consolidated entity, or that the liabilities of any other consolidated entity (including any special-purpose entity formed for a particular project) are obligations of any other consolidated entity.  Investments in real estate joint ventures over which we have the ability to exercise significant influence, but for which we do not have financial or operating control, are accounted for using the equity method of accounting.  Accordingly, our share of the earnings (loss) of these joint ventures is included in consolidated net income (loss).  All intercompany transactions and balances are eliminated in consolidation.

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

Reclassifications

Certain reclassifications of prior period amounts have been made in the financial statements in order to conform to the 2014 presentation.
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

We provide for bad debt expense based upon the allowance method of accounting. We monitor the collectability of our accounts receivable from specific tenants on an ongoing basis, analyze historical bad debts, customer creditworthiness, current economic trends and changes in tenant payment terms when evaluating the adequacy of the allowance for bad debts.  Allowances are taken for those balances that we have reason to believe may be uncollectible.  When tenants are in bankruptcy, we make estimates of the expected recovery of pre-petition and post-petition claims.  The period to resolve these claims can exceed one year.  Management believes the allowance for doubtful accounts is adequate to absorb currently estimated bad debts.  However, if we experience bad debts in excess of the allowance we have established, our operating income would be reduced.  At December 31, 2014 and 2013, our accounts receivable were $12.0 million and $9.6 million, respectively, net of allowances for doubtful accounts of $2.3 million and $2.4 million, respectively.

In addition, many of our leases contain non-contingent rent escalations for which we recognize income on a straight-line basis over the non-cancelable lease term.  This method results in rental income in the early years of a lease being higher than actual cash received, creating a straight-line rent receivable asset which is included in the “Other assets, net” line item in our consolidated balance sheets.  We review our unbilled straight-line rent receivable balance to determine the future collectability of revenue that will not be billed to or collected from tenants due to early lease terminations, lease modifications, bankruptcies and other factors.  Our evaluation is based on our assessment of tenant credit risk changes indicating that expected future straight-line rent may not be realized.  Depending on circumstances, we may provide a reserve against the previously recognized straight-line rent receivable asset for a portion, up to its full value, that we estimate may not be received.  The balance of straight-line rent receivable at December 31, 2014 and 2013, net of allowances was $15.8 million and $15.1 million, respectively.  To the extent any of the tenants under these leases become unable to pay their contractual cash rents, we may be required to write down the straight-line rent receivable from those tenants, which would reduce our operating income.

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

Sale of a real estate asset is recognized when it is determined that the sale has been consummated, the buyer’s initial and continuing investment is adequate, our receivable, if any, is not subject to future subordination, and the buyer has assumed the usual risks and rewards of ownership of the asset. We will classify properties as held for sale when executed purchase and sales agreement contingencies have been satisfied thereby signifying that the sale is guaranteed and legally binding.

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

It is our policy to start vertical construction on new development projects only after the project has received entitlements, significant anchor leasing commitments, construction financing and joint venture partner commitments, if appropriate.  We are in the entitlement and pre-leasing phases at our development projects.
Accounting for the Impairment of Long-Lived Assets
We review our investment in real estate, including any related intangible assets, for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of the property may not be recoverable.  These changes in circumstances include, but are not limited to, changes in occupancy, rental rates, tenant sales, net operating income, real estate values and expected holding period.  The viability of all projects under construction or development, including those owned by unconsolidated joint ventures, are regularly evaluated under applicable accounting requirements, including requirements relating to abandonment of assets or changes in use.  To the extent a project, or individual components of the project, are no longer considered to have value, the related capitalized costs are charged against operations.

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

In 2014, we recorded impairment provisions totaling $27.9 million consisting of:

•	$23.3 million related to certain parcels of land available for development or sale due to changes in plans or in fair value estimates; and

•	$4.6 million of related to income producing properties that we have identified to be marketed for sale.
Investments in Real Estate Joint Ventures

We have four equity investments in unconsolidated joint venture entities in which we own 30% or less of the total ownership interest.  Because we can influence but not make significant decisions without our partners' approval, these investments are accounted for under the equity method of accounting. We provide leasing, development, asset and property management services to these joint ventures for which we are paid fees.  Refer to Note 7 of the notes to the consolidated financial statements for further information.

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

There were no impairment provisions on our equity investments in joint ventures recorded in 2014.

Other Assets, net

Other assets consist primarily of acquired lease intangibles, straight-line rent receivable, deferred leasing costs, deferred financing costs and prepaid expenses. Other assets also include the the fair value of in-place public improvement fee income and real estate tax exemption agreements associated with two properties acquired in 2014. Deferred financing and leasing costs are amortized using the straight-line method over the terms of the respective agreements. Should a tenant terminate its lease, the unamortized portion of the leasing cost is expensed.  Unamortized financing costs are expensed when the related agreements are terminated before their scheduled maturity dates.  We review our unbilled straight-line rent receivable balance to determine the future collectability of revenue that will not be billed to or collected from tenants due to early lease terminations, lease modifications, bankruptcies and other factors.  Our evaluation is based on our assessment of tenant credit risk changes indicating that expected future straight-line rent may not be realized.  Depending on circumstances, we may provide a reserve against the previously recognized straight-line rent receivable asset for a portion, up to its full value, that we estimate may not be received.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.  Cash balances in individual banks may exceed the federally insured limit by the Federal Deposit Insurance Corporation (the “FDIC”).  As of December 31, 2014, we had $12.7 million in excess of the FDIC insured limit.

Recognition of Share-based Compensation Expense

We grant share-based compensation awards to employees and trustees in the form of restricted common shares and in the past we have granted stock options to employees and trustees.  Our share-based award costs are equal to each grant date fair value and are recognized over the service periods of the awards using the graded vesting method.  See Note 16 of the notes to the consolidated financial statements for further information.

Income Tax Status

We made an election to qualify, and believe our operating activities permit us to qualify as a REIT for federal income tax purposes.  Accordingly, we generally will not be subject to federal income tax, provided that we distribute at least 90% of our taxable income annually to our shareholders and meet other conditions.  We are obligated to pay state taxes, generally consisting of franchise or gross receipts taxes in certain states which are not material to our consolidated financial statements.

Certain of our operations, including property and asset management, as well as ownership of certain land parcels, are conducted through taxable REIT subsidiaries, (“TRSs”) which are subject to federal and state income taxes.  During the years ended December 31, 2014, 2013, and 2012, we sold various properties and land parcels at a gain, resulting in both a federal and state tax liability.  See Note 17 of the notes to the consolidated financial statements for further information.

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

Noncontrolling Interest in Subsidiaries

There are third parties who have certain noncontrolling interests in subsidiaries that are exchangeable for our common shares on a 1:1 basis or cash, at our election.   Noncontrolling interest is classified as a separate component of equity outside of the permanent equity section of our consolidated balance sheets.  Consolidated net income and comprehensive income includes the noncontrolling interest’s share.  The calculation of earnings per share is based on income available to common shareholders.

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
2.  Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”). The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Accounting Standards Codification Topic No. 718, “Compensation — Stock Compensation” (“ASC 718”), as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments in ASU 2014-12 are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in ASU 2014-12 either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. We believe the adoption of this guidance will not have a material effect on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09 "Revenue from Contract with Customers" as a new Topic, Accounting Standards Codification ("ASC") Topic 606. The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new standard, companies will perform a five-step analysis of transactions to determine when and how revenue is recognized. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB ASC. This ASU is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2016 and shall be applied using either a full retrospective or modified retrospective approach. Early adoption is not permitted. We are currently evaluating the guidance and have not determined the impact this standard may have on our consolidated financial statements nor decided upon the method of adoption.

In April 2014, the FASB issued ASU 2014-08 "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" which amends the requirements for reporting discontinued operations. Under ASU 2014-08, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results. For public entities, ASU 2014-08 is effective prospectively for fiscal years beginning after December 15, 2014; however, early adoption is permitted, but only for disposals or classifications as held for sale that have not been reported in financial statements previously issued or available for issuance. We adopted the provisions of ASU 2014-08 beginning with the period ended March 31, 2014, and have applied the provisions prospectively.

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
3. Real Estate

Included in our net real estate are income producing shopping center properties that are recorded at cost less accumulated depreciation and amortization, construction in process and land available for development or sale.

Land available for development or sale includes real estate projects where vertical construction has yet to commence, but which have been identified by us and are available for future development when market conditions dictate the demand for a new shopping center.  Land available for sale was $21.8 million and $19.9 million at December 31, 2014 and 2013, respectively.

At December 31, 2014, we had three projects under pre-development.  Our land available for development consisted of:

	Carrying Value As of December 31,
	2014	2013
Development Project/Location	(In thousands)

Hartland Towne Square - Hartland Twp., MI	$4,699	$25,193
Lakeland Park Center - Phase II, III - Lakeland, FL	14,506	11,774
Parkway Shops - Phase II - Jacksonville, FL	7,962	11,673
Total	$27,167	$48,640

Construction in progress represents existing development and redevelopment projects. When projects are substantially complete and ready for their intended use, balances are transferred to land, buildings or improvements as appropriate.  Construction in progress was $25.7 million and $33.5 million at December 31, 2014 and December 31, 2013, respectively.  The decrease was primarily due to the completion of Phase I of Lakeland Park Center, located in Lakeland, Florida. The cost for Lakeland Park Center Phase I was approximately $33.4 million, excluding initial land costs. This decrease is offset in part by costs associated with the commencement of Phase II of Parkway Shops located in Jacksonville, Florida which commenced in the third quarter of 2014, as well as by costs associated with redevelopment and expansion projects at various centers.
4. Property Acquisitions and Dispositions
Acquisitions

The following table provides a summary of our acquisitions during 2014 and 2013:

					Gross
Property Name	Location	GLA	Acreage	Date Acquired	Purchase Price	Debt
		(In thousands)			(In thousands)
2014
Front Range Village	Fort Collins, CO	459	N/A	09/04/14	$128,250	$—
Buttermilk Towne Center	Crescent Springs (Cincinnati), KY	278	N/A	08/22/14	41,900	—
Woodbury Lakes	Woodbury (Minneapolis), MN	305	2.4	07/22/14	66,200	—
Bridgewater Falls Shopping Center	Hamilton (Cincinnati), OH	504	N/A	07/10/14	85,542	58,634
Total consolidated income producing acquisitions		1,546	2.4		$321,892	$58,634

The Shoppes at Fox River	Waukesha (Milwaukee), WI	N/A	9.9	09/08/14	$1,216	$—
Total consolidated land acquisitions			9.9		$1,216	$—
Total consolidated acquisitions		1,546	12.3		$323,108	$58,634

2013
Deerfield Towne Center	Mason (Cincinnati), OH	461	N/A	12/19/13	$96,500	$—
Deer Creek Shopping Center	Maplewood (St. Louis), MO	208	N/A	11/15/13	23,878	—
Deer Grove Centre	Palatine (Chicago), IL	236	N/A	08/26/13	20,000	—
Mount Prospect Plaza	Mt. Prospect (Chicago), IL	301	N/A	06/20/13	36,100	—
The Shoppes at Nagawaukee	Delafield, WI	106	N/A	04/18/13	22,650	9,253
Clarion Partners Portfolio - 12 Income Producing Properties	FL & MI	2,246	N/A	03/25/13	367,415	149,514
Total consolidated acquisitions		3,558			$566,543	$158,767

The total aggregate fair value of the acquisitions was allocated and is reflected in the following table in accordance with accounting guidance for business combinations.  At the time of acquisition, these assets and liabilities were considered Level 2 fair value measurements:

	December 31,
	2014	2013	2012
	(In thousands)
Land	$55,618	$122,963	$38,756
Buildings and improvements	235,322	406,743	100,216
Above market leases	4,775	6,977	1,874
Lease origination costs	23,343	50,577	2,522
Other assets	30,883	10,196	16,566
Below market leases	(18,836)	(27,216)	(9,974)
Premium for above market interest rates on assumed debt	(6,830)	(3,697)	—
Capital lease obligation	(1,167)	—	—
Total purchase price allocated	$323,108	$566,543	$149,960

Total revenue and net income for the 2014 acquisitions included in our consolidated statement of operations for the year ended ended December 31, 2014 were $14.0 million and $0.9 million, respectively.

Unaudited Proforma Information

If the 2014 Acquisitions had occurred on January 1, 2013, our consolidated revenues and net income for the years ended December 31, 2014 and 2013 would have been as follows:

	December 31,
	2014	2013

Consolidated revenue	$238,868	$204,577
Consolidated net (loss) income available to common shareholders	$(9,060)	$629

Dispositions

We will classify properties as held for sale when executed purchase and sales agreement contingencies have been satisfied thereby signifying that the sale is legally binding. Refer to Note 1 under Real Estate for additional information regarding the sale of properties. As of December 31, 2014, we did not have any properties held for sale.

The following table provides a summary of our disposition activity during 2014 and 2013. All of the properties disposed of were unencumbered:

					Gross
Property Name	Location	GLA	Acreage	Date Sold	Sales Price	Gain (loss) on Sale
		(In thousands)			(In thousands)
2014
Lake Orion Plaza	Lake Orion, MI	141	N/A	11/5/2014	$4,300	$288
Northwest Crossing	Knoxville, TN	124	N/A	10/21/2014	15,550	7,082
Fraser Shopping Center	Fraser, MI	68	N/A	10/17/2014	3,250	186
The Town Center at Aquia - El Gran Charro Outparcel	Stafford, VA	6	N/A	5/28/2014	1,730	123
Naples Town Center	Naples, FL	135	N/A	4/17/2014	7,150	2,343
Total consolidated income producing dispositions		474			$31,980	$10,022
Harvest Junction Land - BioLife Outparcel	Longmont, CO	N/A	3.0	12/5/2014	1,568	371
Parkway Land - Wendy's Outparcel	Jacksonville, FL	N/A	1.0	8/27/2014	900	258
Parkway Land - Express Oil Change Outparcel	Jacksonville, FL	N/A	0.7	6/13/2014	680	215
Hartland Land - Taco Bell Outparcel	Hartland Township, MI	N/A	0.8	5/1/2014	650	(9)
Total consolidated outparcel dispositions			5.5		$3,798	$835
Total consolidated dispositions		474	5.5		$35,778	$10,857

2013
Beacon Square	Grand Haven, MI	51	N/A	12/6/2013	$8,600	$(74)
Edgewood Towne Center	Lansing, MI	86	N/A	9/27/2013	5,480	657
Mays Crossing	Stockbridge, GA	137	N/A	4/9/2013	8,400	1,537
Total consolidated income producing dispositions		274			$22,480	$2,120
Hunter's Square - Land Parcel	Farmington Hills, MI	N/A	0.1	12/11/2013	$104	$72
Parkway Phase I - Moe's Southwest Grill Outparcel	Jacksonville, FL	N/A	1.0	11/21/2013	1,000	306
Jacksonville North Industrial - The Learning Experience Outparcel	Jacksonville, FL	N/A	1.0	9/26/2013	510	(13)
Parkway Phase I - Mellow Mushroom Outparcel	Jacksonville, FL	N/A	1.2	5/22/2013	1,200	332
Roseville Towne Center - Wal-Mart parcel	Roseville, MI	N/A	11.6	2/15/2013	7,500	3,030
Parkway Phase I - BJ's Restaurant Outparcel	Jacksonville, FL	N/A	2.9	1/24/2013	2,600	552
Total consolidated land / outparcel dispositions			17.8		$12,914	$4,279
Total consolidated dispositions		274	17.8		$35,394	$6,399

5. Discontinued Operations

Prior to our adoption of ASU 2014-08, as discussed in Note 2, certain disposition transactions were classified as discontinued operations. A summary of the financial information for those properties classified as Discontinued Operations follows:

	December 31,
	2013	2012
	(In thousands)
Total revenue	$2,175	$5,502
Operating income	$1,066	$2,438
Income (loss) from discontinued operations	$3,091	$(79)

6. Impairment Provisions

We established provisions for impairment for the following consolidated assets and unconsolidated joint venture investments:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Land available for development or sale (1)	$23,285	$327	$1,387
Income producing properties marketed for sale (2)	4,580	9,342	2,915
Investments in unconsolidated joint ventures	—	—	386
Total	$27,865	$9,669	$4,688

(1)
In 2014, changes to development plans and to estimated fair values triggered an impairment provision of $23.3 million.  Refer to Note 1 under Accounting for the Impairment of Long-Lived Assets for a discussion of inputs used in determining the fair value of long-lived assets.

(2)
In 2014, our decision to market for potential sale certain wholly-owned income producing properties resulted in an impairment provision of $4.6 million. Refer to Note 1 under Accounting for the Impairment of Long-Lived Assets for a discussion of inputs used in determining the fair value of long-lived assets.

Our impairment provisions for our land available for sale and our income producing properties marketed for potential sale were based upon the difference between the fair value of parcels or properties and our allocated or net book basis of those parcels and properties. Our estimated fair value in these investments are classified as Level 3 of the fair value hierarchy under GAAP. Refer to Note 11 of the notes to the consolidated financial statements for a discussion of fair value measurements.

7. Equity Investments in Unconsolidated Joint Ventures

We have four joint venture agreements whereby we own between 7% and 30% of the equity in the joint venture.  We and the joint venture partners have joint approval rights for major decisions, including those regarding property operations.  We cannot make significant decisions without our partner’s approval.  Accordingly, we account for our interest in the joint ventures using the equity method.

Combined financial information of our unconsolidated joint ventures is summarized as follows:

	December 31,
Balance Sheets	2014	2013
	(In thousands)
ASSETS
Investment in real estate, net	$394,740	$410,218
Other assets	23,102	27,462
Total Assets	$417,842	$437,680
LIABILITIES AND OWNERS' EQUITY
Mortgage notes payable	$170,194	$178,708
Other liabilities	7,625	7,885
Owners' equity	240,023	251,087
Total Liabilities and Owners' Equity	$417,842	$437,680

RPT's equity investments in unconsolidated joint ventures	$28,733	$30,931

As of December 31, 2014 we had investments in the following unconsolidated entities:

	Ownership as of December 31,	Total Assets as of December 31,	Total Assets as of December 31,
Unconsolidated Entities	2014	2014	2013
		(In thousands)
Ramco 450 Venture LLC	20%	$283,100	$293,410
Ramco/Lion Venture LP	30%	89,091	91,053
Other Joint Ventures	(1)	45,651	53,217
		$417,842	$437,680

(1)	Includes two joint ventures in which we have a 7% ownership interest. Each joint venture owns one property.

	December 31,
Statements of Operations	2014	2013	2012
	(In thousands)
Total revenue	$42,442	$42,778	$44,348
Total expenses (1)	39,096	29,599	29,036
Income before other income and expenses and discontinued operations	3,346	13,179	15,312
Gain on sale of land (2)	740	—	169
Interest expense	(7,326)	(9,200)	(11,725)
Amortization of deferred financing fees	(307)	(269)	(304)
Provision for impairment of long-lived assets	—	—	(7,622)
Gain on extinguishment of debt	529	—	275
(Loss) income from continuing operations	(3,018)	3,710	(3,895)
Discontinued operations (3)
Gain on extinguishment of debt	—	—	736
Gain on sale of land	—	—	624
Loss on sale of real estate (4)	—	(21,512)	(61)
Income from discontinued operations	—	1,015	4,055
(Loss) income from discontinued operations	—	(20,497)	5,354
Net (loss) income	$(3,018)	$(16,787)	$1,459
RPT's share of earnings (loss) from unconsolidated joint ventures (5)	$75	$(4,759)	$3,646

(1)	The increase in 2014 from prior years is due to the demolition of a portion of a center for redevelopment and the acceleration of depreciation.

(2)	The 2014 gain on sale relates to a joint venture property that was sold in 2011 and additional proceeds were received in June 2014. Our share of the gain was approximately $0.4 million.

(3)	Beginning in the first quarter of 2014 discontinued operations reflects results of operations for those properties classified as discontinued operations as of December 31, 2013.

(4)	In March, 2013 Ramco/Lion Venture LP sold 12 shopping centers to us resulting in a loss on the sale of $21.5 million to the joint venture.

(5)
For the year ended December 31, 2012, our pro-rata share excludes $0.4 million in costs associated with the liquidation of two joint ventures concurrent with the extinguishment of their debt.  The costs are reflected in earnings (loss) from unconsolidated joint ventures on our consolidated statement of operations.

Acquisitions

There were no acquisitions of shopping centers in 2014 and 2013 by any of our unconsolidated joint ventures.

Dispositions

There were no dispositions of shopping centers in 2014. The following table provides a summary of our unconsolidated joint venture property disposition activity during 2013:

						Gross
Property Name	Location	GLA	Acreage	Date Sold	Ownership %	Sales Price (at 100%)	Debt Repaid	Loss on Sale (at 100%)
						(In thousands)
2013
Clarion Partners Portfolio	FL & MI	2,246	N/A	3/25/2013	20%	$367,415	$149,514	$(21,512)
Total 2013 unconsolidated joint venture's dispositions		2,246				$367,415	$149,514	$(21,512)

Debt

Our unconsolidated entities had the following debt outstanding at December 31, 2014:

Entity Name	Balance Outstanding
(In thousands)
Ramco 450 Venture LLC (1)	$140,308
Ramco/Lion Venture LP (2)	29,981
170,289
Unamortized discount	(95)
Total mortgage debt	$170,194

(1)	Maturities range from December 2015 to September 2023 with interest rates ranging from 1.9% to 5.8%.

(2)	Balance relates to Millennium Park's mortgage loan which has a maturity date of October 2015 with a 5% interest rate.

On March 31, 2014, Ramco 191, LLC, in which our ownership interest was 20%, completed the conveyance of its ownership interest in its sole remaining shopping center to the noteholder in lieu of repayment of a non-recourse loan in the amount of $7.5 million of which our share was $1.5 million.

Joint Venture Management and Other Fee Income

We are engaged by certain of our joint ventures to provide asset management, property management, leasing and investing services for such venture’s respective properties.  We receive fees for our services, including property management fees calculated as a percentage of gross revenues received and recognize these fees as the services are rendered.
The following table provides information for our fees earned which are reported in our consolidated statements of operations:

	December 31,
	2014	2013	2012
	(In thousands)
Management fees	$1,514	$1,875	$2,564
Leasing fees	315	390	1,026
Acquisition/disposition fees	—	—	16
Construction fees	230	61	318
Total	$2,059	$2,326	$3,924

8. Other Assets, Net

Other assets consisted of the following:

	December 31,
	2014	2013
	(In thousands)
Deferred leasing costs, net	$33,557	$26,617
Deferred financing costs, net	6,598	6,513
Lease intangible assets, net	77,045	69,635
Straight-line rent receivable, net	15,805	15,115
Cash flow hedge marked-to-market asset	537	2,244
Prepaid and other deferred expenses, net	7,054	4,629
Other, net (1)	28,045	3,768
Other assets, net	$168,641	$128,521

(1)
Includes the fair value of in-place public improvement fee of approximately $17.3 million and real estate tax exemption agreement of approximately $6.0 million associated with two properties acquired in 2014.

Gross intangible assets of $110.3 million, attributable to lease origination costs and above market leases, have a remaining weighted-average amortization period of 4.6 years as of December 31, 2014.
Intangible assets attributable to lease origination costs and for above-market leases are being amortized over the lives of the applicable lease.  Amortization of lease origination costs is an increase to amortization expense and amortization of above-market leases is a reduction to minimum rent revenue over the applicable terms of the respective leases. Amortization of the above market lease asset resulted in a reduction of revenue of approximately $2.7 million, $2.1 million, and $0.8 million for the years ended December 31, 2014, 2013, and 2012, respectively.
Straight-line rent receivables are recorded net of allowances of $4.3 and $3.8 million at December 31, 2014 and 2013, respectively.

The following table represents estimated aggregate amortization expense related to other assets as of December 31, 2014:

Year Ending December 31,
(In thousands)
2014	$27,217
2015	21,452
2016	15,304
2017	12,136
2018	9,725
Thereafter	54,417
Total (1)	$140,251

(1) Excludes straight-line rent receivable, prepaid and other deferred expenses, cash flow hedge, goodwill, and deferred leasing costs for assets not yet placed into service of $15.8 million, $7.1 million, $0.5 million, $2.1 million, and $2.9 million, respectively.

9. Debt

The following table summarizes our mortgages and notes payable and capital lease obligation as of December 31, 2014 and 2013:

	December 31,
	2014	2013
	(In thousands)
Senior unsecured notes	$310,000	$110,000
Unsecured term loan facilities	210,000	255,000
Fixed rate mortgages	354,714	329,875
Unsecured revolving credit facility	10,000	27,000
Junior subordinated notes	28,125	28,125
	912,839	750,000
Unamortized premium	8,866	3,174
	$921,705	$753,174

Capital lease obligation	$1,828	$5,686

Mortgages and unsecured notes payable

We completed the following financing transactions during 2014:

•
In May 2014, we completed a $100.0 million private placement of senior unsecured notes consisting of $50.0 million of notes with a ten-year term with a fixed interest rate of 4.65% and $50.0 million of notes with a twelve-year term at a fixed interest rate of 4.74%. A "shelf" facility allows for an additional $50.0 million in notes to the same purchaser within the next three years, subject to approval, pricing and documentation;

•
Also in May 2014, we closed a $75.0 million senior unsecured term loan with an additional $75.0 million accordion feature. The loan has a seven-year term and bears interest at an annual rate of LIBOR plus 1.25% to 2.25% (initially 1.7%) depending upon our leverage or credit rating. The interest expense is hedged with an existing interest rate swap expiring in April 2016, resulting in an effective fixed initial annual rate of 2.9%. The combined proceeds from the May 2014 financings were used to repay $45.0 million of variable-rate bank term debt due 2017, $75.0 million of bank term debt also due in 2017, the $45.0 million balance on our unsecured revolving line of credit, as well as for general corporate purposes; and

•
In November 2014, we completed a $100.0 million private placement of senior unsecured notes consisting of $50.0 million of notes with a ten-year term priced at a fixed interest rate of 4.16% and $50.0 million of notes with a twelve-year term priced at a fixed interest rate of 4.3%.

During 2014 we had the following mortgage transactions:

•
In conjunction with our acquisition of Bridgewater Falls, we assumed a mortgage loan with a $58.6 million principal balance outstanding and an interest rate of 5.7%. We recorded a premium of approximately $6.8 million based upon the fair value of the loan on the date it was assumed. This mortgage premium is being amortized to interest expense over the remaining life of the loan; and

•	We repaid mortgages securing the following properties:

◦	The Auburn Mile mortgage in the amount of $6.6 million with an interest rate of 5.4%; and

◦	Crossroads Centre mortgage in the amount of $23.2 million with an interest rate of 5.4%.

Our $354.7 million of fixed rate mortgages have interest rates ranging from 5.0% to 7.4% and are due at various maturity dates from May 2014 through June 2026. The fixed rate mortgage notes are secured by mortgages on properties that have an approximate net book value of $368.7 million as of December 31, 2014.
We have no mortgage maturities until the second half of 2015 and it is our intent to repay these mortgages using cash, borrowings under our unsecured line of credit, or other sources of financing.

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

Capital lease

At December 31, 2014 we had a capital ground lease at our Gaines Marketplace shopping center.  In addition we have a capital lease at our Buttermilk Towne Center with the City of Crescent Springs, Kentucky. Total amounts expensed as interest relating to these leases was $0.2 million, $0.3 million and $0.4 million for each of the years ended December 31, 2014, 2013, and 2012 respectively.

The following table presents scheduled principal payments on mortgages and notes payable and capital lease payments as of December 31, 2014:

Year Ending December 31,	Mortgage Principal Payments	Capital Lease Payments
	(In thousands)
2015 (1)	$86,117	$813
2016	23,619	100
2017	113,196	100
2018 (2)	95,275	100
2019	6,278	100
Thereafter	588,354	1,300
Subtotal debt	912,839	2,513
Unamortized mortgage premium	8,866	—
Amounts representing interest	$—	(685)
Total	$921,705	$1,828

(1)	Amount includes payment of approximately $0.7 million to exercise an option for us to purchase the land at Gaines Marketplace.

(2)	Scheduled maturities in 2018 include the $10.0 million balance on the unsecured revolving credit facility drawn as of December 31, 2014.
Revolving Credit Facility
In October 2014 we closed an amendment to our Master Loan Agreement which increased our revolving credit facility to $350.0 million (from $240.0 million), extended the maturity to October 2018 and modified interest rates. During 2014 we had net repayments of $17.0 million on our revolving credit facility and had outstanding letters of credit issued under our revolving credit facility, not reflected in the accompanying consolidated balance sheets, totaling $4.1 million. These letters of credit reduce borrowing availability under our bank facility. As of December 31, 2014, $335.9 million was available to be drawn on our $350 million unsecured revolving credit facility subject to certain covenants.

The revolving credit and term loan facilities contain financial covenants relating to total leverage, fixed charge coverage ratio, tangible net worth and various other calculations.  As of December 31, 2014, we were in compliance with these covenants.

Junior Subordinated Notes

Our junior subordinated notes have a variable rate of LIBOR plus 3.30%.  The maturity date is January 2038.

10. Other Liabilities, net
Other liabilities consist of the following:

	December 31,
	2014	2013
	(In thousands)
Lease intangible liabilities, net	$54,278	$40,386
Cash flow hedge marked-to-market liability	2,705	2,297
Deferred liabilities	3,882	2,637
Tenant security deposits	3,239	2,940
Other, net	280	333
Other liabilities, net	$64,384	$48,593

The increase in other liabilities was primarily due to the acquisitions that were completed in 2014 and the allocation of a portion of the purchase price to lease intangible liabilities.  The lease intangible liability relates to below-market leases that are being accreted over the applicable terms of the acquired leases, which resulted in an increase of revenue of $4.9 million, $3.1 million, and $1.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and 2013.

	Balance Sheet location	Total Fair Value	Level 1	Level 2	Level 3
2014		(In thousands)
Derivative assets - interest rate swaps	Other assets	$537	$—	$537	$—
Derivative liabilities - interest rate swaps	Other liabilities	$(2,705)	$—	$(2,705)	$—
2013
Derivative assets - interest rate swaps	Other assets	$2,244	$—	$2,244	$—
Derivative liabilities - interest rate swaps	Other liabilities	$(2,297)	$—	$(2,297)	$—

The carrying values of cash and cash equivalents, restricted cash, receivables and accounts payable and accrued liabilities are reasonable estimates of their fair values because of the short maturity of these financial instruments.

We estimated the fair value of our debt based on our incremental borrowing rates for similar types of borrowing arrangements with the same remaining maturity and on the discounted estimated future cash payments to be made for other debt.  The discount rates used approximate current lending rates for loans or groups of loans with similar maturities and credit quality, assumes the debt is outstanding through maturity and considers the debt’s collateral (if applicable).  Since such amounts are estimates that are based on limited available market information for similar transactions, there can be no assurance that the disclosed value of any financial instrument could be realized by immediate settlement of the instrument.  Fixed rate debt (including variable rate debt swapped to fixed through derivatives) with carrying values of $874.7 million and $649.9 million as of December 31, 2014 and 2013, respectively, have fair values of approximately $900.9 million and $650.9 million, respectively.  Variable rate debt’s fair value is estimated to be the carrying values of $38.1 million and $100.1 million as of December 31, 2014 and 2013, respectively. We classify our debt as Level 2.

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
The table below presents the recorded amount of assets at the time they were marked to fair value during the years ended December 31, 2014 and 2013 on a nonrecurring basis. We did not have any material liabilities that were required to be measured at fair value on a nonrecurring basis during the years ended December 31, 2014 and 2013.

Assets	Total Fair Value	Level 1	Level 2	Level 3	Total Impairment
	(In thousands)
2014
Income producing properties	$28,754	$—	$—	$28,754	$(4,580)
Land available for sale	13,972	—	—	13,972	(23,285)
Total	$42,726	$—	$—	$42,726	$(27,865)
2013
Income producing properties	$26,520	$—	$—	$26,520	$(9,342)
Land available for sale	5,568	—	—	5,568	(327)
Total	$32,088	$—	$—	$32,088	$(9,669)

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

At December 31, 2014, we had seven interest rate swap agreements in effect for an aggregate notional amount of $210.0 million that were designated as cash flow hedges.  The agreements provide for swapping one-month LIBOR interest rates ranging from 1.2% to 2.2% on $210.0 million of unsecured term loans, and have expirations ranging from April 2016 to May 2020.

The following table summarizes the notional values and fair values of our derivative financial instruments as of December 31, 2014:

Underlying Debt	Hedge Type	Notional Value	Fixed Rate	Fair Value	Expiration Date
		(In thousands)		(In thousands)
Derivative Assets
Unsecured term loan facility	Cash Flow	$50,000	1.4600%	$537	05/2020
		$50,000		$537

Derivative Liabilities
Unsecured term loan facility	Cash Flow	$75,000	1.2175%	$(749)	04/2016
Unsecured term loan facility	Cash Flow	30,000	2.0480%	(772)	10/2018
Unsecured term loan facility	Cash Flow	25,000	1.8500%	(469)	10/2018
Unsecured term loan facility	Cash Flow	5,000	1.8400%	(250)	10/2018
Unsecured term loan facility	Cash Flow	15,000	2.1500%	(90)	05/2020
Unsecured term loan facility	Cash Flow	10,000	2.1500%	(375)	05/2020
		$160,000		$(2,705)

The effect of derivative financial instruments on our consolidated statements of operations for the year ended December 31, 2014 and 2013 is summarized as follows:

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Loss Reclassified from Accumulated OCI	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
	Year Ended December 31,		into Income	Year Ended December 31,
Derivatives in Cash Flow Hedging Relationship	2014	2013	(Effective Portion)	2014	2013
	(In thousands)			(In thousands)
Interest rate contracts - assets	$(1,707)	$2,244	Interest Expense	$(661)	$(424)
Interest rate contracts - liabilities	(408)	3,276	Interest Expense	(2,404)	(1,847)
Total	$(2,115)	$5,520	Total	$(3,065)	$(2,271)

13. Leases

Revenues

Approximate future minimum revenues from rentals under non-cancelable operating leases in effect at December 31, 2014, assuming no new or renegotiated leases or option extensions on lease agreements and no early lease terminations were as follows:

Year Ending December 31,
(In thousands)
2015	$168,855
2016	154,060
2017	129,156
2018	111,991
2019	95,029
Thereafter	378,131
Total	$1,037,222

Expenses

We have an operating lease for our corporate headquarters in Michigan for a term expiring in 2019.  We also have an operating lease adjacent to our former Taylors Square shopping center. We recognized rent expense of $0.6 million for the year ended December 31, 2014 and $0.7 million for each of the years ended December 31, 2013 and 2012. Approximate future rental payments under our non-cancelable leases, assuming no option extensions are as follows:

Year Ending December 31,
(In thousands)
2015	$648
2016	657
2017	666
2018	675
2019	466
Thereafter	607
Total	$3,719

14. Earnings per Common Share

The following table sets forth the computation of basic earnings per share (“EPS”):

	Year Ended December 31,
	2014	2013	2012
	(In thousands, except per share data)
(Loss) income from continuing operations	$(2,412)	$8,371	$7,171
Net loss (income) from continuing operations attributable to noncontrolling interest	48	(355)	87
Preferred share dividends	(7,250)	(7,250)	(7,250)
Allocation of continuing (income) loss to restricted share awards	(180)	(102)	29
(Loss) income from continuing operations attributable to RPT	$(9,794)	$664	$37
Income (loss) from discontinued operations	—	3,091	(79)
Net (income) loss from discontinued operations attributable to noncontrolling interest	—	(110)	25
Allocation of discontinued (income) loss to restricted share awards	—	(20)	1
Income (loss) from discontinued operations attributable to RPT	—	2,961	(53)
Net (loss) income available to common shareholders	$(9,794)	$3,625	$(16)

Weighted average shares outstanding, Basic	72,118	59,336	44,101

(Loss) earnings per common share, Basic
Continuing operations	$(0.14)	$0.01	$—
Discontinued operations	—	0.05	—
	$(0.14)	$0.06	$—

The following table sets forth the computation of diluted EPS:

	Year Ended December 31,
	2014	2013	2012
	(In thousands, except per share data)
(Loss) income from continuing operations	$(2,412)	$8,371	$7,171
Net loss (income) from continuing operations attributable to noncontrolling interest	48	(355)	87
Preferred share dividends	(7,250)	(7,250)	(7,250)
Allocation of continuing (income) loss to restricted share awards	(180)	(102)	29
Allocation of over distributed continuing income to restricted share awards	—	—	(23)
(Loss) income from continuing operations attributable to RPT	$(9,794)	$664	$14
Income (loss) from discontinued operations	—	3,091	(79)
Net (income) loss from discontinued operations attributable to noncontrolling interest	—	(110)	25
Income (loss) from discontinued operations attributable to RPT	—	2,981	(54)
Net (loss) income available to common shareholders	$(9,794)	$3,645	$(40)

Weighted average shares outstanding, Basic	72,118	59,336	44,101
Stock options and restricted share awards using the treasury method (1)	—	392	—
Dilutive effect of securities (2)	—	—	—
Weighted average shares outstanding, Diluted	72,118	59,728	44,101

(Loss) earnings per common share, Diluted
Continuing operations	$(0.14)	$0.01	$—
Discontinued operations	—	0.05	—
	$(0.14)	$0.06	$—

(1)
For the year ended December 31, 2013 stock options and restricted stock awards are anti-dilutive and accordingly, have been excluded from the weighted average common shares used to compute diluted EPS.

(2)	The assumed conversion of preferred shares are anti-dilutive for all periods presented and accordingly, have been excluded from the weighted average common shares used to compute diluted EPS.

15. Shareholders’ Equity

Underwritten public offerings

In August 2014 we completed an underwritten public offering of 6.9 million newly issued common shares of beneficial interest at $16.44 per share which included 0.9 million common shares sold in connection with the full exercise of the underwriters' option to purchase additional shares. Our total net proceeds, after deducting expenses, were approximately $108.7 million.

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

Controlled equity offerings

In 2014, through our controlled equity offering we issued 3.8 million common shares, at an average share price of $16.50, and received approximately $61.7 million in net proceeds, after sales commissions and fees of $0.9 million.

In 2013, we issued 5.4 million common shares through our controlled equity offerings generating approximately $81.7 million in net proceeds, after sales commissions and fees of $1.2 million.  The average share price in 2013 was $15.10 per share.

Our controlled equity offerings were issued under offerings registered in 2013 whereby we may sell up to 8.0 million common shares of beneficial interest. As of December 31, 2014 we had 4.0 million shares available for issuance.

We have a dividend reinvestment plan that allows for participating shareholders to have their dividend distributions automatically invested in additional shares of beneficial interest based on the average price of the shares acquired for the distribution.

16.  Share-Based Compensation and Other Benefit Plans

Incentive and Stock Option Plans

As of December 31, 2014 we have one share-based compensation plan in effect, the 2012 Omnibus Long-Term Incentive Plan (“2012 LTIP”). Under the plan our compensation committee may grant, subject to the Company’s performance conditions as specified by the compensation committee, restricted shares, restricted share units, options and other awards for up to 2 million of our common shares, units or stock options, of which 1.7 million is available for issuance as of December 31, 2014.

The following share-based compensation plans have been terminated, except with respect to awards outstanding under each plan:

•
The 2009 Omnibus Long-Term Incentive Plan ("2009 LTIP") which allowed for the grant of restricted shares, restricted share units, options and other awards to trustees, officers and other key employees;

•	The 2008 Restricted Share Plan for Non-Employee Trustees (the "Trustees' Plan") which allowed for the grant of restricted shares to non-employee trustees of the Company;

•	2003 LTIP - allowed for the grant of stock options to our executive officers and employees. As of December 31, 2014, there were 127,248 options exercisable; and

•
2003 Non-Employee Trustee Stock Option Plan – this plan provided for the annual grant of options to purchase our shares to our non-employee trustees.  As of December 31, 2014, there were 28,000 options exercisable.

We recognized total share-based compensation expense of $4.6 million, $3.6 million, and $2.6 million for 2014, 2013, and 2012, respectively.

Restricted Stock Share-Based Compensation

Beginning in 2012 the compensation committee determined that the LTIP award would consist of 50% service based restricted shares and 50% performance-based cash awards. The service-based restricted share awards include a five year vesting period and the compensation expense is recognized on a graded vesting basis  We recognized expense related to restricted share grants of $2.1 million, $2.1 million and $2.2 million during the years ended December 31, 2014 , 2013, and 2012, respectively.

The performance shares are earned subject to a future performance measurement based on a three-year shareholder return peer comparison (the “TSR Grants”). If the performance criterion is met the actual value of the grant earned will be determined and 50% of the award will be paid in cash immediately while the balance will be paid in cash the following year.

Pursuant to ASC 718 – Stock Compensation, we determine the grant date fair value of TSR Grants, and any subsequent re-measurements, based upon a Monte Carlo simulation model.  We recognize the compensation expense ratably over the requisite service period and we are required to re-value the performance cash awards at the end of each quarter. We use the same methodology as was used at the initial grant date and adjust the compensation expense accordingly.  If it is determined that the performance criteria will not be met, compensation expense previously recognized would be reversed.  We recognized compensation expense of $2.5 million, $1.5 million and $0.4 million related to the cash awards during the year ended December 31, 2014, 2013 and 2012, respectively.

A summary of the activity of service based restricted shares under the LTIP for the years ended December 31, 2014, 2013 and 2012 is presented below:

	2014		2013		2012
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding, beginning of the year	375,813	$13.71	286,306	$11.83	229,722	$12.40
Granted	286,954	16.70	293,732	15.68	135,223	11.30
Vested	(281,851)	12.69	(197,014)	10.07	(68,683)	11.47
Forfeited or expired	(15,392)	14.69	(7,211)	13.38	(9,956)	11.95
Outstanding, end of the year	365,524	14.92	375,813	13.71	286,306	11.83

As of December 31, 2014 there was approximately $4.6 million of total unrecognized compensation cost related to non-vested restricted share awards granted under our various share-based plans that we expect to recognize over a weighted average period of 4.2 years.

Stock Option Share-Based Compensation

We recognized approximately $0.1 million of expense related to options during the year ended December 31, 2012.  The fair values of each option granted used in determining the share-based compensation expense is estimated on the date of grant using the Black-Scholes option-pricing model.  This model incorporates certain assumptions for inputs including risk-free rates, expected dividend yield of the underlying common shares, expected option life and expected volatility.

No options were granted under the LTIP in the years ended December 31, 2014, 2013 and 2012.

The following table reflects the stock option activity for all plans described above:

	2014		2013		2012
	Shares Under Option	Weighted-Average Exercise Price	Shares Under Option	Weighted-Average Exercise Price	Shares Under Option	Weighted-Average Exercise Price
Outstanding, beginning of the year	190,993	$30.34	227,743	$27.81	272,201	$25.98
Granted	—	—	—		—	—
Exercised	—	—	(25,000)	9.61	(25,000)	9.61
Forfeited or expired	(35,745)	27.73	(11,750)	25.34	(19,458)	25.65
Outstanding, end of the year	155,248	$30.94	190,993	$30.34	227,743	$27.81
Exercisable, end of the year	155,248	$30.94	190,993	$30.34	202,743	$30.05

The following tables summarize information about options outstanding at December 31, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Exercisable	Weighted-Average Exercise Price

23.77 - $27.96	40,878	1.5	$27.00	40,878	$27.00
28.80 - $29.06	46,430	2.0	29.02	46,430	29.02
34.30 - $36.50	67,940	3.2	34.62	67,940	34.62
	155,248	2.4	$30.94	155,248	$30.94

We received cash of approximately $0.2 million from options exercised during each of the years ended December 31, 2013 and 2012.  The impact of the cash receipt is included in financing activities in the accompanying consolidated statements of cash flows.
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

As of December 31, 2014, we had a federal and state deferred tax asset of $0.2 million, net of a valuation allowance of $10.9 million.  We believe that it is more likely than not that the results of future operations will generate sufficient taxable income to recognize the net deferred tax assets. These future operations are primarily dependent upon the profitability of our TRSs, the timing and amounts of gains on land sales, and other factors affecting the results of operations of the TRSs.  The valuation allowances relate to net operating loss carryforwards and tax basis differences where there is uncertainty regarding their realizability.

During the years ended December 31, 2014 and 2013, we recorded an income tax provision of approximately $54,000 and $64,000, respectively.

We had no unrecognized tax benefits as of or during the three year period ended December 31, 2014.  We expect no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2014.  No material interest or penalties relating to income taxes were recognized in the statement of operations for the years ended December 31, 2014, 2013, and 2012 or in the consolidated balance sheets as of December 31, 2014, 2013, and 2012.  It is our accounting policy to classify interest and penalties relating to unrecognized tax benefits as tax expense.  As of December 31, 2014, returns for the calendar years 2011 through 2014 remain subject to examination by the Internal Revenue Service (“IRS”) and various state and local tax jurisdictions.  As of December 31, 2014, certain returns for calendar year 2010 also remain subject to examination by various state and local tax jurisdictions.

Sales Tax

We collect various taxes from tenants and remit these amounts, on a net basis, to the applicable taxing authorities.

18.  Commitments and Contingencies

Construction Costs

In connection with the development and expansion of various shopping centers as of December 31, 2014, we had entered into agreements for construction costs of approximately $10.1 million.

Litigation

We are currently involved in certain litigation arising in the ordinary course of business.

Environmental Matters

We are subject to numerous federal, state and local environmental laws, ordinances and regulations in the areas where we own or operate properties. We are not aware of any contamination which may have been caused by us or any of our tenants that would have a material effect on our consolidated financial statements.

As part of our risk management activities, we have applied and been accepted into state sponsored environmental programs which will expedite and assure satisfactory compliance with environmental laws and regulations should contaminants need to be remediated. We also have an environmental insurance policy that covers us against third party liabilities and remediation costs.

While we believe that we do not have any material exposure to environmental remediation costs, we cannot give absolute assurance that changes in the law or new discoveries of contamination will not result in additional liabilities to us.

19.  Subsequent Events

We have evaluated subsequent events through the date that the consolidated financial statements were issued.

In February 2015 we finalized the purchase of land subject to the ground lease at Gaines Marketplace and sold a portion to the shadow anchor tenant. Net proceeds to us were approximately $3.4 million.

20.  Selected Quarterly Financial Data (Unaudited)

The following table sets forth summarized quarterly financial data for the year ended December 31, 2014:

	Quarters Ended 2014
	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)
Total revenue	$50,133	$49,930	$55,143	$63,157
Operating income (loss)	$12,403	$6,732	$14,782	$(10,587)
Net income (loss) attributable to RPT	$2,761	$1,120	$6,263	$(12,556)
Net income (loss) available to common shareholders	$860	$(727)	$4,270	$(14,017)
Earnings (loss) per common share, basic: (1)	$0.01	$(0.01)	$0.06	$(0.18)
Earnings (loss) per common share, diluted:(1)	$0.01	$(0.01)	$0.06	$(0.18)

(1)	EPS amounts are based on weighted average common shares outstanding during the quarter and, therefore, may not agree with the EPS calculated for the year ended December 31, 2014.

The following table sets forth summarized quarterly financial data for the year ended December 31, 2013:

	Quarters Ended 2013
	March 31 (1)	June 30 (1)	September 30 (1)	December 31 (1)
	(In thousands, except per share amounts)
Total revenue	$33,938	$42,703	$45,411	$48,016
Operating income (loss)	$8,230	$11,310	$13,110	$12,479
Income (loss) from continuing operations	$4,827	$4,093	$4,816	$(5,365)
Income from discontinued operations	$447	$1,689	$899	$56
Net income (loss) attributable to RPT	$5,274	$5,782	$5,715	$(5,309)
Net income (loss) available to common shareholders	$3,237	$3,761	$3,701	$(6,952)
Earnings (loss) per common share, basic: (2)	$0.06	$0.06	$0.06	$(0.11)
Earnings (loss) per common share, diluted:(2)	$0.06	$0.06	$0.06	$(0.11)

(1)	Amounts are reclassified to reflect the reporting of discontinued operations.

(2)	EPS amounts are based on weighted average common shares outstanding during the quarter and, therefore, may not agree with the EPS calculated for the year ended December 31, 2013.

RAMCO-GERSHENSON PROPERTIES TRUST
SCHEDULE III
SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2014
(in thousands of dollars)

			INITIAL COST TO COMPANY		Capitalized Subsequent to Acquisition or Improvements, Net of Impairments	GROSS AMOUNTS AT WHICH CARRIED AT CLOSE OF PERIOD
Property	Location	Encumbrances	Land	Building & Improvements		Land	Building & Improvements	Total	Accumulated Depreciation	Date Constructed	Date Acquired
Auburn Mile	MI	$—	$15,704	$—	$(7,110)	$5,917	$2,677	$8,594	$2,154	2000	1999
Bridgewater Falls	OH	58,295	9,831	76,446	5	9,831	76,451	86,282	1,465	2005/2007	2014
Buttermilk Towne Center	KY	—	13,249	21,103	—	13,249	21,103	34,352	321	2005	2014
Central Plaza	MO	—	10,250	10,909	(57)	10,250	10,852	21,102	1,049	1970	2012
Centre at Woodstock	GA	—	1,880	10,801	(53)	1,987	10,641	12,628	2,713	1997	2004
Clinton Pointe	MI	—	1,175	10,499	541	1,175	11,040	12,215	3,117	1992	2003
Clinton Valley	MI	—	1,500	13,498	10,585	1,625	23,958	25,583	9,793	1977/1985	1996
Cocoa Commons	MI	—	2,188	7,613	(9)	2,188	7,604	9,792	441	2001/2008	2013
Conyers Crossing	GA	—	729	6,562	609	729	7,171	7,900	2,830	1978	1998
Coral Creek Shops	FL	—	1,565	14,085	826	1,572	14,904	16,476	4,618	1992	2002
Crossroads Centre	OH	3,618	5,800	20,709	3,507	4,904	25,112	30,016	9,773	2001	2001
Cypress Point	FL	—	2,968	17,637	269	2,968	17,906	20,874	1,014	1983	2013
Deer Creek Shopping Center	MO	—	6,070	18,105	82	6,070	18,187	24,257	793	1970's/2013	2013
Deer Grove Centre	IL	—	8,408	8,197	1,117	8,408	9,314	17,722	722	1997	2013
Deerfield Towne Center	OH	—	6,868	78,551	(235)	6,868	78,316	85,184	3,295	2004/2007	2013
East Town Plaza	WI	—	1,768	16,216	3,121	1,768	19,337	21,105	6,328	1992	2000
Fairlane Meadows	MI	—	3,255	17,620	5,127	3,260	22,742	26,002	6,030	1987/2007	2003/2005
Front Range Village	CO	—	20,910	80,600	—	20,910	80,600	101,510	919	2008	2014
Gaines Marketplace	MI	—	226	6,782	4,225	3,646	7,587	11,233	1,826	2004	2004
Harvest Junction North	CO	—	8,254	25,232	1,602	7,344	27,744	35,088	1,934	2006	2012
Harvest Junction South	CO	—	6,241	22,856	257	6,241	23,113	29,354	1,824	2006	2012
Heritage Place	MO	—	13,899	22,506	1,071	13,899	23,577	37,476	3,246	1989	2011
Holcomb Center	GA	—	658	5,953	10,079	658	16,032	16,690	5,380	1986	1996
Hoover Eleven	MI	—	3,308	29,778	4,576	3,304	34,358	37,662	9,438	1989	2003
Horizon Village	GA	—	1,133	10,200	161	1,143	10,351	11,494	3,743	1996	2002
Hunters Square	MI	—	7,673	52,774	689	7,652	53,484	61,136	2,936	1988	2013
Jackson Crossing	MI	23,481	2,249	20,237	17,718	2,249	37,955	40,204	14,670	1967	1996
Jackson West	MI	16,153	2,806	6,270	6,261	2,691	12,646	15,337	5,329	1996	1996
Lakeland Park Center	FL	—	15,365	—	33,371	15,365	33,371	48,736	272	2014	2014
Lakeshore Marketplace	MI	—	2,018	18,114	5,415	3,402	22,145	25,547	5,866	1996	2003
Liberty Square	IL	—	2,670	11,862	38	2,670	11,900	14,570	1,793	1987	2010
Livonia Plaza	MI	—	1,317	11,786	421	1,317	12,207	13,524	3,534	1988	2003
Marketplace of Delray	FL	—	7,922	18,910	1,037	7,922	19,947	27,869	1,270	1981/2010	2013
Merchants' Square	IN	—	4,997	18,346	(199)	4,997	18,147	23,144	3,407	1970	2010

			INITIAL COST TO COMPANY		Capitalized Subsequent to Acquisition or Improvements, Net of Impairments	GROSS AMOUNTS AT WHICH CARRIED AT CLOSE OF PERIOD
Property	Location	Encumbrances	Land	Building & Improvements		Land	Building & Improvements	Total	Accumulated Depreciation	Date Constructed	Date Acquired
Mission Bay	FL	—	33,975	48,159	2,658	33,975	50,817	84,792	2,890	1989	2013
Mount Prospect Plaza	IL	—	11,633	21,767	1,022	11,633	22,789	34,422	1,274	1958/1987/2012	2013
Nagawaukee Shopping Center	WI	8,448	7,549	30,898	156	7,549	31,054	38,603	1,913	1994/2004/2008	2012/2013
New Towne Plaza	MI	18,621	817	7,354	5,919	817	13,273	14,090	6,136	1975	1996
Oak Brook Square	MI	—	955	8,591	5,930	955	14,521	15,476	5,727	1982	1996
Parkway Shops	FL	—	3,145	—	17,877	3,145	17,877	21,022	762	2013	2013
Promenade at Pleasant Hill	GA	—	3,891	22,520	4,007	3,440	26,978	30,418	6,020	1993	2004
River City Marketplace	FL	110,000	19,768	73,859	8,605	11,140	91,092	102,232	21,193	2005	2005
River Crossing Centre	FL	—	728	6,459	53	728	6,512	7,240	1,871	1998	2003
Rivertowne Square	FL	—	954	8,587	1,804	954	10,391	11,345	3,345	1980	1998
Roseville Towne Center	MI	—	1,403	13,195	3,445	582	17,461	18,043	6,321	1963	1996
Rossford Pointe	OH	—	796	3,087	1,762	797	4,848	5,645	1,301	2006	2005
Shoppes of Lakeland	FL	—	5,503	20,236	929	5,503	21,165	26,668	1,436	1985	1996
Shops at Old Orchard	MI	—	2,864	16,698	149	2,864	16,847	19,711	890	1972/2011	2013
Southfield Plaza	MI	—	1,121	10,777	782	1,121	11,559	12,680	6,172	1969	1996
Spring Meadows Place (1)	OH	28,731	2,646	16,758	5,611	2,637	22,378	25,015	8,312	1987	1996
Tel-Twelve	MI	—	3,819	43,181	32,197	3,819	75,378	79,197	31,108	1968	1996
The Crossroads	FL	—	1,850	16,650	708	1,857	17,351	19,208	5,413	1988	2002
The Shoppes at Fox River	WI	—	8,534	26,227	5,928	9,750	30,939	40,689	3,636	2009	2010
The Town Center at Aquia Office Building	VA	13,827	—	—	14,366	4,615	9,751	14,366	2,680	2009	1998
Town & Country Crossing	MO	—	8,395	26,465	2,224	8,395	28,689	37,084	2,789	2008	2011
Treasure Coast Commons	FL	7,856	2,924	10,644	(2,024)	2,924	8,620	11,544	629	1996	2013
Troy Marketplace	MI	20,941	4,581	19,041	110	4,581	19,151	23,732	1,169	2000/2010	2013
Troy Marketplace II	MI	—	3,790	10,292	468	3,790	10,760	14,550	885	2000/2010	2013
Troy Towne Center	OH	—	930	8,372	(488)	813	8,001	8,814	3,610	1990	1996
Village Lakes Shopping Center	FL	—	862	7,768	5,883	862	13,651	14,513	4,190	1987	1997
Village Plaza	FL	8,698	2,531	12,688	409	2,531	13,097	15,628	618	1989	2013
Vista Plaza	FL	10,376	3,667	16,769	231	3,667	17,000	20,667	903	1998	2013
West Broward	FL	—	5,339	11,521	75	5,339	11,596	16,935	681	1965	2013
West Allis Towne Centre	WI	—	1,866	16,789	13,850	1,866	30,639	32,505	10,529	1987	1996
West Oaks I	MI	25,669	—	6,304	13,584	1,768	18,120	19,888	7,086	1979	1996
West Oaks II (2)	MI	—	1,391	12,519	7,350	1,391	19,869	21,260	8,162	1986	1996
Winchester Center	MI	—	5,667	18,559	518	5,667	19,077	24,744	1,221	1980	2013
Woodbury Lakes	MN	—	10,411	55,635	96	10,411	55,731	66,142	1,028	2005	2014
Land Available for Future Development (3)	Various		28,266	14,026	(14,843)	27,167	282	27,449	—	N/A	N/A
Land Available for Sale (4)	Various		10,931	27,252	(16,471)	17,449	4,263	21,712	1,434	N/A	N/A
TOTALS		$354,714	$398,356	$1,380,404	$229,927	$394,681	$1,614,006	$2,008,687	$287,177
(1) The property's mortgage loan is cross-collateralized with West Oaks II.
(2) The property's mortgage loan is cross-collateralized with a portion of Spring Meadows Place.
(3) Primarily in Hartland, MI, Lakeland, FL and Jacksonville, FL.
(4) Primarily in Stafford County, VA and Hartland, MI. Includes portion of retail and office outparcels with depreciable assets.

SCHEDULE III
REAL ESTATE INVESTMENT AND ACCUMULATED DEPRECIATION
December 31, 2014

	Year ended December 31,
	2014	2013	2012
	(In thousands)
Reconciliation of total real estate carrying value:
Balance at beginning of year	$1,727,191	$1,217,712	$1,084,457
Additions during period:
Acquisition	289,340	530,697	138,971
Improvements	70,982	38,613	27,527
Deductions during period:
Cost of real estate sold/written off	(50,961)	(50,162)	(28,941)
Impairment	(27,865)	(9,669)	(4,302)
Balance at end of year	$2,008,687	$1,727,191	$1,217,712
Reconciliation of accumulated depreciation:
Balance at beginning of year	$253,292	$237,462	$222,722
Depreciation Expense	50,081	39,469	25,059
Cost of real estate sold/written off	(16,196)	(23,639)	(10,319)
Balance at end of year	$287,177	$253,292	$237,462
Aggregate cost for federal income tax purposes	$2,115,287	$1,781,084	$1,210,358