Form 10-Q
period 2015-03-31
RAMCO GERSHENSON PROPERTIES TRUST
filed 2015-04-23
CIK 842183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended March 31, 2015

Commission file number 1-10093

RAMCO-GERSHENSON PROPERTIES TRUST
(Exact name of registrant as specified in its charter)

MARYLAND	13-6908486
(State of other jurisdiction of incorporation or organization)	(I.R.S Employer Identification Numbers)

31500 Northwestern Highway, Suite 300 Farmington Hills, Michigan	48334
(Address of principal executive offices)	(Zip Code)

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

Yes   ☐                       No  ☒

Number of common shares of beneficial interest ($0.01 par value) of the registrant outstanding as of April 15, 2015: 79,148,366

PART 1 – FINANCIAL INFORMATION
Item 1.  Unaudited Condensed Consolidated Financial Statements

RAMCO-GERSHENSON PROPERTIES TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS
Income producing properties, at cost:
Land	$345,473	$341,388
Buildings and improvements	1,602,666	1,592,644
Less accumulated depreciation and amortization	(299,840)	(287,177)
Income producing properties, net	1,648,299	1,646,855
Construction in progress and land available for development or sale	60,152	74,655
Real estate held for sale	7,251	—
Net real estate	1,715,702	1,721,510
Equity investments in unconsolidated joint ventures	22,512	28,733
Cash and cash equivalents	12,966	9,335
Restricted cash	10,452	8,163
Accounts receivable (net of allowance for doubtful accounts of $2,370 and $2,292 as of March 31, 2015 and December 31, 2014, respectively)	13,192	11,997
Acquired lease intangibles, net	73,011	77,045
Other assets, net	88,153	91,596
TOTAL ASSETS	$1,935,988	$1,948,379

LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable	$910,128	$921,705
Capital lease obligation	1,148	1,828
Accounts payable and accrued expenses	37,217	44,232
Acquired lease intangibles, net	53,031	54,278
Other liabilities	10,801	10,106
Distributions payable	18,001	17,951
TOTAL LIABILITIES	1,030,326	1,050,100

Commitments and Contingencies

Ramco-Gershenson Properties Trust ("RPT") Shareholders' Equity:
Preferred shares, $0.01 par, 2,000 shares authorized: 7.25% Series D Cumulative Convertible Perpetual Preferred Shares, (stated at liquidation preference $50 per share), 2,000 shares issued and outstanding as of March 31, 2015 and December 31, 2014	$100,000	$100,000
Common shares of beneficial interest, $0.01 par, 120,000 shares authorized, 78,596 and 77,573 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	786	776
Additional paid-in capital	1,147,073	1,130,262
Accumulated distributions in excess of net income	(364,515)	(356,715)
Accumulated other comprehensive loss	(3,390)	(1,966)
TOTAL SHAREHOLDERS' EQUITY ATTRIBUTABLE TO RPT	879,954	872,357
Noncontrolling interest	25,708	25,922
TOTAL SHAREHOLDERS' EQUITY	905,662	898,279

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,935,988	$1,948,379

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
REVENUE
Minimum rent	$43,351	$36,267
Percentage rent	353	148
Recovery income from tenants	14,322	12,247
Other property income	859	961
Management and other fee income	532	510
TOTAL REVENUE	59,417	50,133

EXPENSES
Real estate taxes	8,995	7,367
Recoverable operating expense	7,278	6,159
Other non-recoverable operating expense	713	849
Depreciation and amortization	20,363	17,741
Acquisition costs	42	82
General and administrative expense	4,874	5,532
Provision for impairment	2,521	—
TOTAL EXPENSES	44,786	37,730

OPERATING INCOME	14,631	12,403

OTHER INCOME AND EXPENSES
Other expense, net	(218)	(133)
Gain on sale of real estate	3,196	—
Earnings (loss) from unconsolidated joint ventures	2,660	(1,607)
Interest expense	(9,969)	(7,599)
Amortization of deferred financing fees	(334)	(403)
Deferred gain recognized on real estate	—	117
INCOME BEFORE TAX	9,966	2,778
Income tax provision	(22)	(17)
NET INCOME	9,944	2,761
Net income attributable to noncontrolling partner interest	(277)	(89)
NET INCOME ATTRIBUTABLE TO RPT	9,667	2,672
Preferred share dividends	(1,812)	(1,812)
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$7,855	$860

EARNINGS PER COMMON SHARE
Basic	$0.10	$0.01
Diluted	$0.10	$0.01

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	77,925	67,070
Diluted	78,128	67,314

OTHER COMPREHENSIVE INCOME
Net income	$9,944	$2,761
Other comprehensive loss:
Loss on interest rate swaps	(1,465)	(699)
Comprehensive income	8,479	2,062
Comprehensive loss attributable to noncontrolling interest	41	23
COMPREHENSIVE INCOME ATTRIBUTABLE TO RPT	$8,520	$2,085

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
For the Three Months Ended March 31, 2015
(In thousands)
(Unaudited)

	Shareholders' Equity of Ramco-Gershenson Properties Trust
	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Shareholders’ Equity
Balance, December 31, 2014	$100,000	$776	$1,130,262	$(356,715)	$(1,966)	$25,922	$898,279
Issuance of common shares	—	9	16,760	—	—	—	16,769
Share-based compensation and other expense, net of shares withheld for employee taxes	—	1	51	—	—	—	52
Dividends declared to common shareholders	—	—	—	(15,578)	—	—	(15,578)
Dividends declared to preferred shareholders	—	—	—	(1,812)	—	—	(1,812)
Distributions declared to noncontrolling interests	—	—	—	—	—	(450)	(450)
Dividends declared to deferred shares	—	—	—	(77)	—	—	(77)
Other comprehensive income adjustment	—	—	—	—	(1,424)	(41)	(1,465)
Net income	—	—	—	9,667	—	277	9,944
Balance, March 31, 2015	$100,000	$786	$1,147,073	$(364,515)	$(3,390)	$25,708	$905,662

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAMCO GERSHENSON PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
OPERATING ACTIVITIES
Net income	$9,944	$2,761
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,363	17,741
Amortization of deferred financing fees	334	403
Income tax provision	22	17
(Earnings) loss from unconsolidated joint ventures	(2,660)	1,607
Distributions received from operations of unconsolidated joint ventures	567	783
Provision for impairment	2,521	—
Deferred gain recognized on real estate	—	(117)
Gain on sale of real estate	(3,196)	—
Amortization of premium on mortgages, net	(429)	(175)
Share-based compensation expense	525	530
Long-term incentive cash compensation expense	262	555
Changes in assets and liabilities:
Accounts receivable, net	(1,195)	231
Acquired lease intangibles and other assets, net	2,066	3,041
Accounts payable, acquired lease intangibles and other liabilities	(9,790)	(6,728)
Net cash provided by operating activities	19,334	20,649

INVESTING ACTIVITIES
Acquisition of real estate	$(1,475)	$—
Development and capital improvements	(12,316)	(11,575)
Net proceeds from sales of real estate	5,129	—
Distributions from sale of joint venture property	8,173	—
Increase in restricted cash	(2,289)	(863)
Net cash used in investing activities	(2,778)	(12,438)

FINANCING ACTIVITIES
Repayment of mortgages and notes payable	(1,148)	(30,812)
Net (repayments) proceeds on revolving credit facility	(10,000)	22,000
Proceeds from issuance of common stock	16,769	14,979
Repayment of capitalized lease obligation	(680)	(87)
Dividends paid to preferred shareholders	(1,812)	(1,812)
Dividends paid to common shareholders	(15,605)	(12,578)
Distributions paid to operating partnership unit holders	(449)	(422)
Net cash used in financing activities	(12,925)	(8,732)

Net change in cash and cash equivalents	3,631	(521)
Cash and cash equivalents at beginning of period	9,335	5,795
Cash and cash equivalents at end of period	$12,966	$5,274

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest (net of capitalized interest of $266 and $381 in 2015 and 2014, respectively)	$8,458	$7,207

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Organization and Basis of Presentations

Organization

Ramco-Gershenson Properties Trust, together with its subsidiaries (the “Company” or "RPT"), is a real estate investment trust (“REIT”) engaged in the business of owning, developing, redeveloping, acquiring, managing and leasing large multi-anchored shopping centers primarily in a dozen of the largest metropolitan markets in the United States.  As of March 31, 2015, our property portfolio consists of 67 wholly owned shopping centers and one office building comprising approximately 14.2 million square feet.  In addition, we are co-investor in and manager of two institutional joint ventures that own portfolios of shopping centers.  We own 20% of Ramco 450 Venture LLC, an entity that owns eight shopping centers comprising approximately 1.6 million square feet.  We own 30% of Ramco/Lion Venture L.P., an entity that owns two shopping centers comprising approximately 0.6 million square feet. We also have ownership interests in two joint ventures that each own a single shopping center.  In addition, we own interests in several land parcels that are available for development or sale. Most of our properties are anchored by supermarkets and/or national chain stores.  The Company’s credit risk, therefore, is concentrated in the retail industry.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and our majority owned subsidiary, the Operating Partnership, Ramco-Gershenson Properties, L.P. (97.2% owned by the Company at March 31, 2015 and December 31, 2014), and all wholly-owned subsidiaries, including entities in which we have a controlling financial interest.  We have elected to be a REIT for federal income tax purposes.  All intercompany balances and transactions have been eliminated in consolidation.  The information furnished is unaudited and reflects all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.  These condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Reclassifications

Certain reclassifications of prior period amounts, primarily related to intangible assets and liabilities, have been made in the condensed consolidated financial statements in order to conform to the current presentation.

Recent Accounting Pronouncements

In February 2015, the Financial Accounting Standards Board ("FASB") updated Accounting Standards Codification ("ASC") Topic 810 "Consolidation" with ASU 2015-02, "Amendments to the Consolidation Analysis." ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 modifies the evaluation of whether limited partnerships and similar legal entities are Voting Interest Entities ("VIEs"), eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. ASU 2015-02 is effective for annual reporting periods (including interim periods within those periods), beginning after December 15, 2015. Early adoption is permitted. We believe the adoption of this guidance will not have a material effect on our consolidated financial statements

In May 2014, FASB issued ASU 2014-09 "Revenue from Contract with Customers" as a new Topic, ASC Topic 606. The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new standard, companies will perform a five-step analysis of transactions to determine when and how revenue is recognized.

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

Land available for development or sale includes real estate projects where vertical construction has yet to commence, but which have been identified by us and are available for future development when market conditions dictate the demand for a new shopping center. The viability of all projects under construction or development, including those owned by unconsolidated joint ventures, is regularly evaluated under applicable accounting requirements, including requirements relating to abandonment of assets or changes in use.  Land available for development or sale was $39.9 million and $48.9 million at March 31, 2015 and December 31, 2014, respectively.

Construction in progress represents existing development, redevelopment and tenant build-out projects.  When projects are substantially complete and ready for their intended use, balances are transferred to land or building and improvements as appropriate.  Construction in progress was $20.3 million and $25.7 million at March 31, 2015 and December 31, 2014, respectively.

The decrease in construction in progress from December 31, 2014 to March 31, 2015 was due primarily to the substantial completion of two redevelopment projects, offset in part by ongoing development, redevelopment and expansion projects across the portfolio.

During the first quarter of 2015, we recorded an impairment provision of $2.5 million related to developable land that is being marketed for sale. The adjustment was triggered by an unforeseen increase in development costs and changes in the associated sales price assumptions.

3.  Property Acquisitions and Dispositions

Acquisitions

The following table provides a summary of our acquisition activity for the three months ended March 31, 2015:

					Gross
Property Name	Location	GLA	Acreage	Date Acquired	Purchase Price	Assumed Debt
		(In thousands)			(In thousands)
Gaines Marketplace	Gaines Township, MI	N/A	1.9	02/12/15	$1,000	$—
Lakeland Park Center	Lakeland, FL	N/A	1.6	01/23/15	475	—
Total consolidated land / outparcel acquisitions			3.5		$1,475	$—

Dispositions

The following table provides a summary of our disposition activity for the three months ended March 31, 2015:

					Gross
Property Name	Location	GLA	Acreage	Date Sold	Sales Price	Debt Repaid	Gain on Sale
		(In thousands)			(In thousands)
Target and Shell Oil Parcels	Gaines Township, MI	N/A	11.3	02/12/15	$5,150	$—	$3,196

Pursuant to the criteria established under ASC 360, Property, Plant, and Equipment, we will classify properties as held for sale when executed purchase and sales agreement contingencies have been satisfied thereby signifying that the sale is legally binding and we are able to conclude that the sale of the property within one year is probable. The adoption of ASU 2014-08 eliminated classifying the results of operations of properties held for sale as Discontinued Operations in the Condensed Consolidated Statements of Operations. As of March 31, 2015 we had one parcel of land classified as held for sale.

4.  Equity Investments in Unconsolidated Joint Ventures

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

The combined condensed financial information for our unconsolidated joint ventures is summarized as follows:

Balance Sheets	March 31, 2015	December 31, 2014
	(In thousands)
ASSETS
Income producing properties, net	$373,398	$394,740
Cash, accounts receivable and other assets	21,529	23,102
Total Assets	$394,927	$417,842
LIABILITIES AND OWNERS' EQUITY
Mortgage notes payable	$169,928	$170,194
Other liabilities	6,284	7,625
Owners' equity	218,715	240,023
Total Liabilities and Owners' Equity	$394,927	$417,842

RPT's equity investments in unconsolidated joint ventures	$22,512	$28,733

As of March 31, 2015, we had investments in the following unconsolidated joint ventures:

	Ownership as of	Total Assets as of	Total Assets as of
	March 31,	March 31,	December 31,
Unconsolidated Entities	2015	2015	2014
		(In thousands)
Ramco 450 Venture LLC	20%	$281,463	$283,100
Ramco/Lion Venture LP	30%	68,526	89,091
Other Joint Ventures	(1)	44,938	45,651
		$394,927	$417,842

(1) Includes two joint ventures in which we have a 7% ownership interest. Each joint venture owns one property.

	Three Months Ended March 31,
Statements of Operations	2015	2014
	(In thousands)
Total revenue	$10,625	$10,924
Total expenses (1)	7,296	17,926
Income (loss) before other income, expense, and discontinued operations	3,329	(7,002)
Interest expense	(1,793)	(1,875)
Gain on extinguishment of debt	—	529
Amortization of deferred financing fees	(74)	(75)
Gain on sale of real estate (2)	7,463	—
Net income (loss)	$8,925	$(8,423)

RPT's share of earnings (loss) from unconsolidated joint ventures	$2,660	$(1,535)

(1)	The higher expenses for the three months ended March 31, 2014 were due to the demolition of a portion of a center for redevelopment and the commensurate acceleration of depreciation in that period.

(2)	See dispositions below for details of the transaction.

Acquisitions

There was no acquisition activity in the three months ended March 31, 2015 and 2014 by any of our unconsolidated joint ventures.

Dispositions

During the quarter we sold our 30% interest in the Village of Oriole Plaza, a 156,000 square foot shopping center located in Delray Beach, Florida, for $8.3 million to our joint venture partner.

Debt

Our unconsolidated joint ventures had the following debt outstanding at March 31, 2015:

Balance
Entity Name	Outstanding
(In thousands)
Ramco 450 Venture LLC (1)	$140,157
Ramco/Lion Venture LP (2)	29,840
169,997
Unamortized premium	(69)
Total mortgage debt (3)	$169,928

(1)	Maturities range from October 2015 to September 2023 with interest rates ranging from 1.9% to 5.8%.

(2)	Balance relates to Millennium Park’s mortgage loan which has a maturity date of October 2015 with a 5.0% interest rate.

(3)	Debt is non-recourse to the ventures, subject to carve-outs customary to such types of mortgage financing.

Joint Venture Management and Other Fee Income

We are engaged by our joint ventures to provide asset management, property management, leasing and investing services for such venture’s respective properties.  We receive fees for our services, including a property management fee calculated as a percentage of gross revenues received, and recognize these fees as the services are rendered.

The following table provides information for our fees earned which are reported in our condensed consolidated statements of operations:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Management fees	$399	$399
Leasing fees	120	59
Construction fees	13	52
Total	$532	$510

5.  Debt

The following table summarizes our mortgages and notes payable and capital lease obligation as of March 31, 2015 and December 31, 2014:

Notes Payable	March 31, 2015	December 31, 2014
	(In thousands)
Senior unsecured notes	$310,000	$310,000
Unsecured term loan facilities	210,000	210,000
Fixed rate mortgages	353,566	354,714
Unsecured revolving credit facility	—	10,000
Junior subordinated notes	28,125	28,125
	901,691	912,839
Unamortized premium	8,437	8,866
	$910,128	$921,705

Capital lease obligation	$1,148	$1,828

Our $353.6 million of fixed rate mortgages have interest rates ranging from 5.0% to 7.4% and are due at various maturity dates from June 2015 through June 2026.  Included in fixed rate mortgages at March 31, 2015 and December 31, 2014 were unamortized premium balances related to the fair market value of debt of approximately $8.4 million and $8.9 million, respectively.  The fixed rate mortgages are secured by properties that have an approximate net book value of $366.6 million as of March 31, 2015.

We had net repayments of $10.0 million under our revolving credit facility during the three months ended March 31, 2015 with no borrowings as of March 31, 2015.  Outstanding letters of credit issued under our revolving credit facility, not reflected in the accompanying condensed consolidated balance sheets, totaled $0.8 million. These letters of credit reduce borrowing availability under our bank facility.

Our revolving credit facility, term loans and unsecured notes contain financial covenants relating to total leverage, fixed charge coverage ratio, unencumbered assets, tangible net worth and various other calculations.  As of March 31, 2015, we were in compliance with these covenants.

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

The following table presents scheduled principal payments on mortgages and notes payable as of March 31, 2015:

Year Ending December 31,
(In thousands)
2015 (April 1 - December 31)	$84,969
2016	23,619
2017	113,196
2018	85,275
2019	6,278
Thereafter	588,354
Subtotal debt	901,691
Unamortized premium	8,437
Total debt (including unamortized premium)	$910,128

It is our intent to repay maturing mortgages using cash, borrowings under our unsecured line of credit, or other sources of financing.

6.  Fair Value

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

Derivative Assets and Liabilities

All of our derivative instruments are interest rate swaps for which quoted market prices are not readily available.  For those derivatives, we measure fair value on a recurring basis using valuation models that use primarily market observable inputs, such as yield curves.  We classify these instruments as Level 2.  Refer to Note 7 for additional information on our derivative financial instruments.

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014.

		Total
	Balance Sheet Location	Fair Value	Level 1	Level 2	Level 3
2015		(In thousands)
Derivative liabilities - interest rate swaps	Other liabilities	$(3,634)	$—	$(3,634)	$—
2014
Derivative assets - interest rate swaps	Other assets	$537	$—	$537	$—
Derivative liabilities - interest rate swaps	Other liabilities	$(2,705)	$—	$(2,705)	$—

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

Fixed rate debt (including variable rate debt swapped to fixed through derivatives) with carrying values of $873.6 million and $874.7 million as of March 31, 2015 and December 31, 2014, respectively, have fair values of approximately $901.1 million and $900.9 million, respectively.  Variable rate debt’s fair value is estimated to be the carrying values of $28.1 million and $38.1 million as of March 31, 2015 and December 31, 2014, respectively.

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

The table below presents the recorded amount of assets at the time they were marked to fair value during the three months ended March 31, 2015 on a nonrecurring basis. We did not have any material liabilities that were required to be measured at fair value on a nonrecurring basis during the period.

Assets	Total Fair Value	Level 1	Level 2	Level 3	Total Impairment
	(In thousands)
Land available for development or sale	7,501	—	—	7,501	(2,521)
Total	$7,501	$—	$—	$7,501	$(2,521)

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

7.  Derivative Financial Instruments

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

At March 31, 2015, we had seven interest rate swap agreements with an aggregate notional amount of $210.0 million that were designated as cash flow hedges.  The agreements provided for swapping one-month LIBOR to fixed interest rates ranging from 1.2% to 2.2% on $210.0 million of unsecured term loans and have expirations ranging from April 2016 to May 2020.

The following table summarizes the notional values and fair values of our derivative financial instruments as of March 31, 2015:

	Hedge	Notional	Fixed	Fair	Expiration
Underlying Debt	Type	Value	Rate	Value	Date
		(In thousands)		(In thousands)
Derivative Liabilities
Unsecured term loan facility	Cash Flow	$75,000	1.2175%	$(693)	04/2016
Unsecured term loan facility	Cash Flow	30,000	2.0480%	(1,007)	10/2018
Unsecured term loan facility	Cash Flow	25,000	1.8500%	(669)	10/2018
Unsecured term loan facility	Cash Flow	5,000	1.8400%	(132)	10/2018
Unsecured term loan facility	Cash Flow	15,000	2.1500%	(572)	05/2020
Unsecured term loan facility	Cash Flow	10,000	2.1500%	(382)	05/2020
Unsecured term loan facility	Cash Flow	50,000	1.4600%	(179)	05/2020
		$210,000		$(3,634)

The effect of derivative financial instruments on our condensed consolidated statements of operations for the three months ended March 31, 2015 and 2014 is summarized as follows:

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationship	Three Months Ended March 31,			Three Months Ended March 31,
	2015	2014		2015	2014
	(In thousands)			(In thousands)

Interest rate contracts - assets	$(537)	$(561)	Interest Expense	$(288)	$(286)
Interest rate contracts - liabilities	(928)	(138)	Interest Expense	(468)	(467)
Total	$(1,465)	$(699)	Total	$(756)	$(753)

8.   Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”):

	Three Months Ended March 31,
	2015	2014
	(In thousands, except per share data)
Net income	$9,944	$2,761
Net income attributable to noncontrolling interest	(277)	(89)
Allocation of income to restricted share awards	(60)	(50)
Income attributable to RPT	$9,607	$2,622
Preferred share dividends	(1,812)	(1,812)
Net income available to common shareholders	$7,795	$810

Weighted average shares outstanding, Basic	77,925	67,070
Stock options and restricted stock awards using the treasury method	203	244
Weighted average shares outstanding, Diluted (1)	78,128	67,314

Income per common share, Basic	$0.10	$0.01
Income per common share, Diluted	$0.10	$0.01

 (1) The assumed conversion of preferred shares is anti-dilutive for all periods presented and accordingly, has been excluded from the weighted average common shares used to compute diluted EPS.

9.  Share-based Compensation Plans

As of March 31, 2015, we have one share-based compensation plan in effect.  The 2012 Omnibus Long-Term Incentive Plan (“2012 LTIP”) under which our compensation committee may grant, subject to the Company’s performance conditions as specified by the compensation committee, restricted shares, restricted share units, options and other awards to trustees, officers and other key employees.  The 2012 LTIP allows us to issue up to 2,000,000 shares of our common stock, units or stock options, of which 1,622,452 remained available for issuance at March 31, 2015.

In addition, as of March 31, 2015, we had 314,153 share awards that were granted under plans which terminated when the 2012 LTIP became effective.  These awards have various expiration dates through June 2017.

During the three months ended March 31, 2015, we had the following activity:

•
granted 93,565 shares of service-based restricted stock that vest over five years. The service-based awards were valued based on our closing stock price as of the grant date of March 1, 2015 and the expense is recognized on a graded vesting basis; and

•
granted performance-based cash units that are earned subject to a future performance measurement based on a three-year shareholder return peer comparison (“TSR Grants”).  If the performance criterion is met, the actual value of the units earned will be determined and 50% of the award will be paid in cash immediately while the balance will be paid in cash the following year.

Pursuant to ASC 718 – Stock Compensation, we determine the grant date fair value of TSR Grants, and any subsequent re-measurements, based upon a Monte Carlo simulation model.  We will recognize the compensation expense ratably over the requisite service period.  We are required to re-value the cash awards at the end of each quarter using the same methodology as was used at the initial grant date and adjust the compensation expense accordingly.  If at the end of the three-year measurement period the performance criteria are not met, compensation expense previously recognized would be reversed.  Compensation expense related to the cash awards was $0.3 million and $0.6 million for the three months ended March 31, 2015 and 2014, respectively.

We recognized share-based compensation expense of $0.5 million for each of the three months ended March 31, 2015 and March 31, 2014.

As of March 31, 2015, we had $6.8 million of total unrecognized compensation expense related to unvested restricted shares and performance based equity and cash awards.  This expense is expected to be recognized over a weighted-average period of 4.9 years.

10.  Taxes

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

As of March 31, 2015, we had a federal and state deferred tax asset of $11.3 million, and a valuation allowance of $11.0 million.  We believe that it is more likely than not that the results of future operations will generate sufficient taxable income to recognize the net deferred tax asset.  These future operations are primarily dependent upon the profitability of our TRSs, the timing and amounts of gains on land sales, and other factors affecting the results of operations of the TRSs.  The valuation allowances relate to net operating loss carry forwards and tax basis differences where there is uncertainty regarding their realizability.

We recorded income tax provisions of approximately $22,000 and $17,000 for the three months ended March 31, 2015 and 2014, respectively.

Sales Taxes

We collect various taxes from tenants and remit these amounts, on a net basis, to the applicable taxing authorities.

11.  Commitments and Contingencies

Construction Costs

In connection with the development and expansion of various shopping centers as of March 31, 2015, we had entered into agreements for construction costs of approximately $10.1 million.

Litigation

We are currently involved in certain litigation arising in the ordinary course of business; however, we do not believe that any of this litigation will have a material effect on our consolidated financial statements.

Leases

Operating Leases

We lease office space for our corporate headquarters under an operating lease that expires in August 2019 and have an operating lease for land at one of our shopping centers.

Capital Leases

We have a ground lease at Buttermilk Towne Center which we have recorded as a capital lease.

We recognized rent expense related to the operating and capital leases of $0.2 million and $0.3 million for the the three months ended March 31, 2015 and 2014, respectively.

12.  Subsequent Events

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

Forward-Looking Statements

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements represent our expectations, plans or beliefs concerning future events and may be identified by terminology such as “may,” “will,” “should,” “believe,” “expect,” “estimate,” “anticipate,” “continue,” “predict” or similar terms.  Although the forward-looking statements made in this document are based on our good faith beliefs, reasonable assumptions and our best judgment based upon current information, certain factors could cause actual results to differ materially from those in the forward-looking statements, including: our success or failure in implementing our business strategy; economic conditions generally and in the commercial real estate and finance markets specifically; the cost and availability of capital, which depends in part on our asset quality and our relationships with lenders and other capital providers; our business prospects and outlook; changes in governmental regulations, tax rates and similar matters; our continuing to qualify as a REIT; and other factors discussed elsewhere in this document and our other filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2014.   Given these uncertainties, you should not place undue reliance on any forward-looking statements.  Except as required by law, we assume no obligation to update these forward-looking statements, even if new information becomes available in the future.

Overview

We are a fully integrated, self-administered, publicly-traded equity REIT which owns, develops, redevelops, acquires, manages and leases large multi-anchored shopping centers primarily in a dozen of the largest metropolitan markets in the United States.  As of March 31, 2015, our property portfolio consists of 67 wholly owned shopping centers and one office building comprising approximately 14.2 million million square feet.  In addition, we are co-investor in and manager of two institutional joint ventures that own portfolios of shopping centers.  We own 20% of Ramco 450 Venture LLC, an entity that owns eight shopping centers comprising approximately 1.6 million square feet.  We own 30% of Ramco/Lion Venture L.P., an entity that owns two shopping centers comprising approximately 0.6 million square feet.  We also have ownership interests in two smaller joint ventures that each own a shopping center. In addition, we own interests in three parcels of land available for development and five parcels of land available for sale. Our core portfolio, which includes joint venture properties, was 95.1% leased at March 31, 2015.  Including properties in redevelopment or slated for redevelopment, our overall portfolio was 94.7% leased.

We accomplished the following activity during the three months ended March 31, 2015:

Operating Activity

For the combined portfolio, including wholly-owned and joint venture properties we reported the following leasing activity:

	Leasing Transactions	Square Footage	Base Rent/SF	Prior Rent/SF	Tenant Improvements/SF	Leasing Commissions/SF
Renewals	59	384,607	$12.60	$11.74	$0.15	$—
New Leases - Comparable	6	13,293	20.53	16.96	2.97	1.54
New Leases - Non-Comparable (1)	17	166,348	12.33	N/A	17.96	3.93
Total	82	564,248	$12.71	N/A	$5.47	$1.19

(1) Non-comparable lease transactions include leases for space vacant for greater than 12 months, leases for space which has been combined from smaller spaces or demised from larger spaces, and leases structured differently from the prior lease. As a result, there is no prior rent per square foot to compare to the base rent per square foot of the new lease.

Investing Activity

At March 31, 2015, we have seven redevelopment or expansion projects in process with an anticipated cost of $51.9 million, of which $35.3 million remains to be invested. Completion dates are anticipated from second quarter 2015 to mid 2016.

In addition, construction continues on Phase II of Parkway Shops with a 55,000 square foot Hobby Lobby. The total projected cost (excluding land which we own) is estimated to be $5.4 million, of which $3.3 million remains to be invested. The project is expected to be completed by the fourth quarter of 2015.

Financing Activity

Equity

Through our controlled equity offering we issued 0.9 million common shares at an average share price of $19.29 and received approximately $16.8 million in net proceeds during the three months ended March 31, 2015.  As of March 31, 2015, there were 3.2 million shares remaining under this program.

Land Available for Development or Sale

At March 31, 2015, we had one project in pre-development and two projects where Phase I of the development was completed. The remaining future phases at those projects are in pre-development. We estimate that if we proceed with the development of the projects, up to approximately 600,000 square feet of GLA could be developed, excluding various outparcels of land. It is our policy to start vertical construction on new development projects only after the project has received entitlements, significant anchor commitments and construction financing, if appropriate.

Our development and construction activities are subject to risks such as our inability to obtain the necessary governmental approvals for a project, our determination that the expected return on a project is not sufficient to warrant continuation of the planned development, or our change in plan or scope for the development.  If any of these events occur, we may record an impairment provision.

Accounting Policies and Estimates

Our 2014 Annual Report on Form 10-K contains a description of our critical accounting policies, including initial adoption of accounting policies, revenue recognition and accounts receivable, real estate investment, off balance sheet arrangements, fair value measurements and deferred charges.  For the three months ended March 31, 2015, there were no material changes to these policies.

Comparison of three months ended March 31, 2015 to 2014

The following summarizes certain line items from our unaudited condensed consolidated statements of operations that we believe are important in understanding our operations and/or those items that have significantly changed in the three months ended March 31, 2015 as compared to the same period in 2014:

	Three Months Ended March 31,
	2015	2014	Dollar Change	Percent Change
	(In thousands)
Total revenue	$59,417	$50,133	$9,284	18.5%
Real estate taxes	8,995	7,367	1,628	22.1%
Operating expenses	7,991	7,008	983	14.0%
Depreciation and amortization	20,363	17,741	2,622	14.8%
General and administrative expense	4,874	5,532	(658)	(11.9)%
Provision for impairment	2,521	—	2,521	NM
Gain on sale of real estate	3,196	—	3,196	NM
Earnings (loss) from unconsolidated joint ventures	2,660	(1,607)	4,267	265.5%
Interest expense and amortization of deferred financing fees	10,303	8,002	2,301	28.8%

NM - Not meaningful

Total revenue for the three months ended March 31, 2015, increased $9.3 million, or 18.5%, from 2014.  The increase is primarily due to 2014 acquisitions and the completion of Phase I of Lakeland Park Center.

Real estate tax expense for the three months ended March 31, 2015 increased $1.6 million, or 22.1% and operating expense increased $1.0 million, or 14.0% from 2014, primarily due to our 2014 acquisitions.

Depreciation and amortization expense for the three months ended March 31, 2015 increased $2.6 million, or 14.8%, from 2014.  The increase was primarily due to our acquisitions in 2014, new development completion and other capital activities.

General and administrative expense for the three months ended March 31, 2015 decreased $0.7 million or 11.9% from 2014.  The decrease was primarily due to a decrease in costs associated with our long-term incentive plans which are based on our stock price performance relative to a group of our peers and a bonus accrual adjustment.

Impairment provisions of $2.5 million recorded in 2015 relate to adjustments to the sales price assumptions for certain undeveloped land parcels available for sale at a development property.

Gain on sale of real estate was $3.2 million for the three months ended March 31, 2015 and is related to the sale of land at Gaines Marketplace.

Earnings from unconsolidated joint ventures for the three months ended March 31, 2015 increased $4.3 million. In 2015 we recognized $2.2 million as our share of gain on sale of one property. In 2014 we recorded an acceleration of depreciation expense as a result of the demolition of a portion of a center for redevelopment.

Interest expense for the three months ended March 31, 2015 increased $2.3 million from 2014 primarily related to the issuance of senior 10-year and 12-year unsecured notes in May and November 2014.

Liquidity and Capital Resources

Through our controlled equity offering we issued 0.9 million common shares at an average share price of $19.29 and received approximately $16.8 million in net proceeds during the three months ended March 31, 2015.  As of March 31, 2015, there were approximately 3.2 million shares remaining under this program.

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

At March 31, 2015, we had $13.0 million in cash and cash equivalents and $10.5 million in restricted cash. Restricted cash was comprised primarily of funds held in escrow to pay real estate taxes, insurance premiums, and certain capital expenditures.

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

As of March 31, 2015, $349.2 million was available to be borrowed under our unsecured revolving credit facility subject to continuing compliance with maintenance covenants that may affect availability.

For the three months ended March 31, 2015, our cash flows were as follows compared to the same period in 2014:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Cash provided by operating activities	$19,334	$20,649
Cash used in investing activities	(2,778)	(12,438)
Cash used in financing activities	(12,925)	(8,732)

Operating Activities

Net cash provided by operating activities decreased $1.3 million in 2015 compared to 2014 primarily due to:

•	net operating income increased $6.4 million as a result of our acquisitions and leasing activity at our shopping centers; offset by

•	an overall increase in accounts receivable and net other assets of $2.4 million;

•	a decrease in accounts payable and other liabilities of approximately $3.1 million; and

•	an increase in interest expense of approximately $2.3 million due to the issuance of senior unsecured notes in May and November 2014.

Investing Activities

Net cash used for investing activities decreased $9.7 million compared to 2014 primarily due to:

•
in the first quarter 2015 we had net proceeds from the sale of land of $5.1 million offset by cash used of $1.5 million to acquire land. We had no acquisition or disposition activity in the comparable period for 2014;

•
in 2015 development and capital expenditures increased $0.7 million primarily due to the ongoing construction of Phase II of Lakeland Park Center and expansion and redevelopments at various properties;

•	in 2015 we received $8.2 million in distributions related to the sale of a joint venture property; and

•	in 2015 restricted cash increased $1.4 million compared to 2014.

Financing Activities

Net cash used in financing activities increased $4.2 million primarily due to:

•	net decrease in the amount of borrowings of $2.3 million in 2015 compared to 2014;

•	higher cash dividends to common shareholders by $3.1 million due to the increase in the number of common shares outstanding and a 6.7% increase in our quarterly dividend compared to 2014;

•	repayment of a capital lease obligation of $0.6 million; offset by

•	increased proceeds of $1.8 million from common stock issued under our ongoing controlled equity offering.

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

On February 24, 2015, our Board of Trustees declared a quarterly cash dividend distribution of $0.20 per common share paid to common shareholders of record on March 20, 2015, a 6.7% increase from the same period in 2014.  Future dividends will be declared at the discretion of our Board of Trustees.  On an annual basis, we intend to make distributions to shareholders of at least 90% of our REIT taxable income, excluding net capital gains, in order to maintain our qualification as a REIT.  On an annualized basis, our current dividend is above our estimated minimum required distribution.

Distributions paid by us are funded from cash flows from operating activities. To the extent that cash flows from operating activities are insufficient to pay total distributions for any period, alternative funding sources such as sales of real estate and bank borrowings may be used.  We expect that distribution requirements for an entire year will be met with cash flows from operating activities.  Additionally, we declared a quarterly cash dividend of $0.90625 per preferred share to preferred shareholders of record on March 20, 2015, unchanged from the dividend declared for the same period in 2014.

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Cash provided by operating activities	$19,334	$20,649

Cash distributions to preferred shareholders	$(1,812)	$(1,812)
Cash distributions to common shareholders	(15,605)	(12,578)
Cash distributions to operating partnership unit holders	(449)	(422)
Total distributions	(17,866)	(14,812)

Surplus	$1,468	$5,837

For the three months ended March 31, 2015, we issued 0.9 million common shares through our controlled equity offering generating $16.8 million in net proceeds, after sales commissions and fees of $0.3 million.  We used the net proceeds for general corporate purposes including the repayment of debt.  We have registered up to 8.0 million common shares for issuance from time to time, in our sole discretion, through our controlled equity offering sales agreement, of which 3.2 million shares remained unsold as of March 31, 2015.  The shares issued in the controlled equity offering are registered with the Securities and Exchange Commission (“SEC”) on our registration statement on Form S-3 (No. 333-190546).

Debt

At March 31, 2015, we had seven interest rate swap agreements in effect for an aggregate notional amount of $210.0 million converting a portion of our floating rate corporate debt to fixed rate debt.  After taking into account the impact of converting our variable rate debt to fixed rate debt by use of the interest rate swap agreements, at March 31, 2015, we had $28.1 million variable rate debt outstanding.

At March 31, 2015, we had $353.6 million of fixed rate mortgage loans encumbering certain consolidated properties.  Such mortgage loans are non-recourse, subject to certain exceptions for which we would be liable for any resulting losses incurred by the lender. These exceptions vary from loan to loan but generally include fraud or a material misrepresentation, misstatement or omission by the borrower, intentional or grossly negligent conduct by the borrower that harms the property or results in a loss to the lender, filing of a bankruptcy petition by the borrower, either directly or indirectly, and certain environmental liabilities.  In addition, upon the occurrence of certain of such events, such as fraud or filing of a bankruptcy petition by the borrower, we would be liable for the entire outstanding balance of the loan, all interest accrued thereon and certain other costs, penalties and expenses.

We have a $350 million unsecured revolving credit facility that had $349.2 million available to be drawn, subject to certain covenants, as of March 31, 2015. For further information on the credit facility and other debt, refer to Note 5 of the condensed consolidated financial statements.

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

As of March 31, 2015, we had four equity investments in unconsolidated joint ventures in which we owned 30% or less of the total ownership interest and accounted for these entities under the equity method. Refer to Note 4 of the notes to the condensed consolidated financial statements for more information.

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

We are engaged by our joint ventures to provide asset management, property management, leasing and investing services for such venture’s respective properties.  We receive fees for our services, including a property management fee calculated as a percentage of gross revenues received.

Contractual Obligations

The following are our contractual cash obligations as of March 31, 2015:

	Payments due by period
Contractual Obligations	Total	Less than 1 year (1)	1-3 years	3-5 years	More than 5 years
	(In thousands)
Mortgages and notes payable:
Scheduled amortization	$24,260	$3,189	$9,553	$5,381	$6,137
Payments due at maturity	877,431	81,780	212,537	119,040	464,074
Total mortgages and notes payable (2)	901,691	84,969	222,090	124,421	470,211
Interest expense (3)	279,471	28,844	95,273	47,740	107,614
Employment contracts	535	535	—	—	—
Capital lease (4)	1,800	100	300	200	1,200
Operating leases	3,558	487	1,998	505	568
Construction commitments	10,097	10,097	—	—	—
Total contractual obligations	$1,197,152	$125,032	$319,661	$172,866	$579,593

(1)	Amounts represent balance of obligation for the remainder of 2015.

(2)	Excludes $8.4 million of unamortized mortgage debt premium.

(3)	Variable-rate debt interest is calculated using rates at March 31, 2015.

(4)	Includes interest payments associated with the capital lease obligation.

We anticipate that the combination of cash on hand, cash provided from operating activities, the availability under our revolving credit facility ($349.2 million at March 31, 2015 subject to compliance with covenants), our access to the capital markets, and the sale of existing properties will satisfy our expected working capital requirements through at least the next 12 months.  Although we believe that the combination of factors discussed will provide sufficient liquidity, no assurance can be given.

At March 31, 2015, we did not have any contractual obligations that required or allowed settlement, in whole or in part, with consideration other than cash.

Mortgages and notes payable

See the analysis of our debt included in “Liquidity and Capital Resources”.

Employment Contracts

At March 31, 2015, we had employment contracts with our Chief Executive Officer and Chief Financial Officer that contain minimum guaranteed compensation.  All other employees are subject to at-will employment.

Operating and Capital Leases

We lease office space for our corporate headquarters under an operating lease that expires in August 2019 and have an operating lease for land at one of our shopping centers.

We have a capital lease at our Buttermilk Towne Center with the City of Crescent Springs, Kentucky. The lease provides for fixed annual payments of $0.1 million through maturity in December 2032, at which time we can acquire the center for one dollar.

Construction Costs

In connection with the development and expansion of various shopping centers as of March 31, 2015, we have entered into agreements for construction activities with an aggregate cost of approximately $10.1 million.

Planned Capital Spending

We are focused on our core strengths of enhancing the value of our existing portfolio of shopping centers through successful leasing efforts and the completion of our development and redevelopment projects currently in process.

In addition to the construction agreements of approximately $10.1 million we have entered into as of March 31, 2015, we anticipate spending an additional $40.1 million for the remainder of 2015 for development and redevelopment projects, tenant improvements, and leasing costs.  Estimates for future spending will change as new projects are approved.

Disclosures regarding planned capital spending, including estimates regarding timing of tenant openings, capital expenditures and occupancy are forward-looking statements and certain significant factors discussed elsewhere in this document and our other filings with the SEC, including our Annual Report on Form 10-K could cause the actual results to differ materially.

Capitalization

At March 31, 2015 our total market capitalization was $2.5 billion and is detailed below:

(in thousands)
Net debt (including property-specific mortgages, unsecured revolving credit facility, term loans and capital lease obligation net of $13.0 million in cash)	$890
Common shares, OP units, and dilutive securities based on market price of $18.60 at March 31, 2015	1,507
Convertible perpetual preferred shares based on market price of $67.10 at March 31, 2015	134
Total market capitalization	$2,531

Net debt to total market capitalization	35.2%

Outstanding letters of credit issued under our revolving credit facility totaled approximately $0.8 million at March 31, 2015.

At March 31, 2015, the non-controlling interest in the Operating Partnership represented a 2.8% ownership in the Operating Partnership.  The OP Units may, under certain circumstances, be exchanged for our common shares of beneficial interest on a one-for-one basis.  We, as sole general partner of the Operating Partnership, have the option, but not the obligation, to settle exchanged OP Units held by others in cash based on the current trading price of our common shares of beneficial interest.  Assuming the exchange of all OP Units, there would have been approximately 80.8 million common shares of beneficial interest outstanding at March 31, 2015, with a market value of approximately $1.5 billion.

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

	Three Months Ended March 31,
	2015	2014
	(In thousands, except per share data)
Net income available to common shareholders	$7,855	$860
Adjustments:
Rental property depreciation and amortization expense	20,327	17,614
Pro-rata share of real estate depreciation from unconsolidated joint ventures	696	2,763
Gain on sale of joint venture depreciable real estate (1)	(2,239)	—
Deferred gain recognized on real estate	—	(117)
Noncontrolling interest in Operating Partnership (2)	277	89
Subtotal	26,916	21,209
Add preferred share dividends (if converted)	1,812	1,812
FFO	$28,728	$23,021

Provision for impairment on land available for development or sale	2,521	—
Gain on extinguishment of joint venture debt (1)	—	(106)
Acquisition costs	42	82
Operating FFO	$31,291	$22,997

Weighted average common shares	77,925	67,070
Shares issuable upon conversion of Operating Partnership Units (2)	2,247	2,252
Dilutive effect of securities	203	244
Subtotal	80,375	69,566
Shares issuable upon conversion of preferred shares (3)	7,033	6,940
Weighted average equivalent shares outstanding, diluted	87,408	76,506

Diluted earnings per share (4)	$0.10	$0.01
FFO per share adjustments to net income available to common shareholders including preferred share dividends	0.23	0.29
FFO per share, diluted (5)	$0.33	$0.30

Per share adjustments to FFO	0.03	—
Operating FFO per share, diluted	$0.36	$0.30

(1)	Amount included in earnings (loss) from unconsolidated joint ventures.

(2)	The total non-controlling interest reflects OP units convertible 1:1 into common shares.

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

(4)	The denominator to calculate diluted earnings per share excludes shares issuable upon conversion of Operating Partnership Units and preferred shares.

(5)	Three months ended March 31, 2015 includes $0.04 per share attributable to gain on sale of land at Gaines Marketplace.

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

The following is a summary of our wholly owned properties by classification:

Three Months Ended March 31,
Property Designation	2015
Same property	58
Acquisitions (1)	4
Completed developments (1)	1
Non-retail properties (2)	1
Redevelopment (3)	4
Total wholly owned properties	68

(1) Properties were not owned in both comparable periods.
(2) Office building.
(3) Properties under construction primarily related to re-tenanting resulting in reduced rental income.

Acquisition and redevelopment properties removed from the pool will not be added until owned and operated or construction is complete for the entirety of both periods being compared.

The following is a reconciliation of our Operating Income to Same Property NOI:

	Three Months Ended March 31,
	2015	2014
	(in thousands)

Operating income	$14,631	$12,403

Adjustments:
Management and other fee income	(532)	(510)
Depreciation and amortization	20,363	17,741
Acquisition costs	42	82
General and administrative expenses	4,874	5,532
Provision for impairment	2,521	—
Properties excluded from pool	(7,114)	(2,012)
Non-comparable income/expense adjustments	(1,043)	(572)
Same Property NOI	$33,742	$32,664

Period-end Leased Occupancy percent	94.6%	94.3%

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We have exposure to interest rate risk on our variable rate debt obligations.  Based on market conditions, we may manage our exposure to interest rate risk by entering into interest rate swap agreements to hedge our variable rate debt.  We are not subject to any foreign currency exchange rate risk or commodity price risk, or other material rate or price risks.  Based on our debt and interest rates and interest rate swap agreements in effect at March 31, 2015, a 100 basis point change in interest rates would impact our future earnings and cash flows by approximately $0.3 million annually.  We believe that a 100 basis point increase in interest rates would decrease the fair value of our total outstanding debt by approximately $6.1 million at March 31, 2015.

We had interest rate swap agreements with an aggregate notional amount of $210.0 million as of March 31, 2015.  The agreements provided for swapping one-month LIBOR to fixed interest rates ranging from 1.2% to 2.2% and had expirations ranging from April 2016 to May 2020.  The following table sets forth information as of March 31, 2015 concerning our long-term debt obligations, including principal cash flows by scheduled amortization payment and scheduled maturity, weighted average interest rates of maturing amounts and fair market value:

	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
(In thousands)
Fixed-rate debt	$84,969	$23,619	$113,196	$85,275	$6,278	$560,229	$873,566	$901,100
Average interest rate	5.3%	5.9%	5.4%	4.1%	6.7%	4.3%	4.6%	3.9%
Variable-rate debt	$—	$—	$—	$—	$—	$28,125	$28,125	$28,125
Average interest rate	—	—	—	—	—	3.6%	3.6%	3.6%

We estimated the fair value of our fixed rate mortgages using a discounted cash flow analysis, based on borrowing rates for similar types of borrowing arrangements with the same remaining maturity.  Considerable judgment is required to develop estimated fair values of financial instruments.  The table incorporates only those exposures that exist at March 31, 2015 and does not consider those exposures or positions which could arise after that date or firm commitments as of such date.  Therefore, the information presented therein has limited predictive value.  Our actual interest rate fluctuations will depend on the exposures that arise during the period and on market interest rates at that time.

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

We carried out an assessment as of March 31, 2015 of the effectiveness of the design and operation of our disclosure controls and procedures.  This assessment was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.  Based on such evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that such disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2015.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are currently involved in certain litigation arising in the ordinary course of business. We do not believe that any of this litigation will have a material effect on our consolidated financial statements. There are no material pending governmental proceedings.

Item 1A.  Risk Factors

You should review our Annual Report on Form 10-K for the year ended December 31, 2014 which contains a detailed description of risk factors that may materially affect our business, financial condition or results of operations.

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

RAMCO-GERSHENSON PROPERTIES TRUST

Date: April 23, 2015	By:/s/ DENNIS GERSHENSON Dennis Gershenson President and Chief Executive Officer (Principal Executive Officer)

Date: April 23, 2015	By: /s/ GREGORY R. ANDREWS Gregory R. Andrews Chief Financial Officer (Principal Financial and Accounting Officer)