Form 10-Q
period 2015-06-30
RAMCO GERSHENSON PROPERTIES TRUST
filed 2015-07-23
CIK 842183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended June 30, 2015

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

Yes   ☐                       No  ☒

Number of common shares of beneficial interest ($0.01 par value) of the registrant outstanding as of July 14, 2015: 79,162,358

PART 1 – FINANCIAL INFORMATION
Item 1.  Unaudited Condensed Consolidated Financial Statements

RAMCO-GERSHENSON PROPERTIES TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Income producing properties, at cost:
Land	$346,925	$341,388
Buildings and improvements	1,616,326	1,592,644
Less accumulated depreciation and amortization	(311,207)	(287,177)
Income producing properties, net	1,652,044	1,646,855
Construction in progress and land available for development or sale	56,710	74,655
Net real estate	1,708,754	1,721,510
Equity investments in unconsolidated joint ventures	22,373	28,733
Cash and cash equivalents	6,932	9,335
Restricted cash	9,386	8,163
Accounts receivable (net of allowance for doubtful accounts of $2,616 and $2,292 as of June 30, 2015 and December 31, 2014, respectively)	12,814	11,997
Acquired lease intangibles, net	69,464	77,045
Other assets, net	91,596	91,596
TOTAL ASSETS	$1,921,319	$1,948,379

LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable	$906,167	$921,705
Capital lease obligation	1,148	1,828
Accounts payable and accrued expenses	38,135	44,232
Acquired lease intangibles, net	51,492	54,278
Other liabilities	9,902	10,106
Distributions payable	18,034	17,951
TOTAL LIABILITIES	1,024,878	1,050,100

Commitments and Contingencies

Ramco-Gershenson Properties Trust ("RPT") Shareholders' Equity:
Preferred shares, $0.01 par, 2,000 shares authorized: 7.25% Series D Cumulative Convertible Perpetual Preferred Shares, (stated at liquidation preference $50 per share), 1,849 and 2,000 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	$92,427	$100,000
Common shares of beneficial interest, $0.01 par, 120,000 shares authorized, 79,149 and 77,573 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	791	776
Additional paid-in capital	1,155,556	1,130,262
Accumulated distributions in excess of net income	(375,512)	(356,715)
Accumulated other comprehensive loss	(2,271)	(1,966)
TOTAL SHAREHOLDERS' EQUITY ATTRIBUTABLE TO RPT	870,991	872,357
Noncontrolling interest	25,450	25,922
TOTAL SHAREHOLDERS' EQUITY	896,441	898,279

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,921,319	$1,948,379

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
REVENUE
Minimum rent	$44,327	$37,054	$87,678	$73,321
Percentage rent	18	5	371	153
Recovery income from tenants	13,962	11,857	28,284	24,104
Other property income	850	578	1,709	1,539
Management and other fee income	578	436	1,110	946
TOTAL REVENUE	59,735	49,930	119,152	100,063

EXPENSES
Real estate taxes	9,126	7,347	18,121	14,714
Recoverable operating expense	6,846	5,739	14,124	11,898
Other non-recoverable operating expense	994	835	1,707	1,684
Depreciation and amortization	21,120	23,658	41,483	41,399
Acquisition costs	265	451	307	533
General and administrative expense	5,474	5,168	10,348	10,700
Provision for impairment	—	—	2,521	—
TOTAL EXPENSES	43,825	43,198	88,611	80,928

OPERATING INCOME	15,910	6,732	30,541	19,135

OTHER INCOME AND EXPENSES
Other income (expense), net	27	(239)	(191)	(372)
Gain on sale of real estate	273	2,672	3,469	2,672
Earnings (loss) from unconsolidated joint ventures	335	816	2,995	(791)
Interest expense	(10,058)	(7,632)	(20,027)	(15,231)
Amortization of deferred financing fees	(330)	(370)	(664)	(773)
Deferred gain recognized on real estate	—	—	—	117
Gain (loss) on extinguishment of debt	1,387	(860)	1,387	(860)
INCOME BEFORE TAX	7,544	1,119	17,510	3,897
Income tax (provision) benefit	(255)	1	(277)	(16)
NET INCOME	7,289	1,120	17,233	3,881
Net income attributable to noncontrolling partner interest	(199)	(34)	(476)	(123)
NET INCOME ATTRIBUTABLE TO RPT	7,090	1,086	16,757	3,758
Preferred share dividends	(1,675)	(1,813)	(3,487)	(3,625)
Preferred share conversion costs	(500)	—	(500)	—
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$4,915	$(727)	$12,770	$133

EARNINGS (LOSS) PER COMMON SHARE
Basic	$0.06	$(0.01)	$0.16	$—
Diluted	$0.06	$(0.01)	$0.16	$—

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	79,124	68,853	78,528	67,966
Diluted	79,319	69,097	78,731	68,209

OTHER COMPREHENSIVE INCOME
Net income	$7,289	$1,120	$17,233	$3,881
Other comprehensive gain (loss):
Gain (loss) on interest rate swaps	1,150	(1,377)	(315)	(2,076)
Comprehensive income (loss)	8,439	(257)	16,918	1,805
Comprehensive (income) loss attributable to noncontrolling interest	(31)	44	10	67
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO RPT	$8,408	$(213)	$16,928	$1,872

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
For the Six Months Ended June 30, 2015
(In thousands)
(Unaudited)

	Shareholders' Equity of Ramco-Gershenson Properties Trust
	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Shareholders’ Equity
Balance, December 31, 2014	$100,000	$776	$1,130,262	$(356,715)	$(1,966)	$25,922	$898,279
Issuance of common shares	—	9	17,116	—	—	—	17,125
Conversion and redemption of OP unit holders	—	—	—	—	—	(40)	(40)
Conversion of preferred shares	(7,573)	5	7,568	(500)	—	—	(500)
Share-based compensation and other expense, net of shares withheld for employee taxes	—	1	610	—	—	—	611
Dividends declared to common shareholders	—	—	—	(31,409)	—	—	(31,409)
Dividends declared to preferred shareholders	—	—	—	(3,487)	—	—	(3,487)
Distributions declared to noncontrolling interests	—	—	—	—	—	(898)	(898)
Dividends declared to deferred shares	—	—	—	(158)	—	—	(158)
Other comprehensive income adjustment	—	—	—	—	(305)	(10)	(315)
Net income	—	—	—	16,757	—	476	17,233
Balance, June 30, 2015	$92,427	$791	$1,155,556	$(375,512)	$(2,271)	$25,450	$896,441

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAMCO GERSHENSON PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
OPERATING ACTIVITIES
Net income	$17,233	$3,881
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,483	41,399
Amortization of deferred financing fees	664	773
Income tax provision	277	16
(Earnings) loss from unconsolidated joint ventures	(2,995)	791
Distributions received from operations of unconsolidated joint ventures	901	1,353
Provision for impairment	2,521	—
(Gain) loss on extinguishment of debt	(1,387)	860
Deferred gain recognized on real estate	—	(117)
Gain on sale of real estate	(3,469)	(2,672)
Amortization of premium on mortgages, net	(806)	(347)
Share-based compensation expense	1,082	1,060
Long-term incentive cash compensation expense	720	1,071
Changes in assets and liabilities:
Accounts receivable, net	(817)	(1,068)
Acquired lease intangibles and other assets, net	(352)	674
Accounts payable, acquired lease intangibles and other liabilities	(10,872)	526
Net cash provided by operating activities	44,183	48,200

INVESTING ACTIVITIES
Acquisition of real estate	$(12,097)	$—
Development and capital improvements	(24,034)	(34,776)
Net proceeds from sales of real estate	16,106	9,883
Distributions from sale of joint venture property	8,173	—
Increase in restricted cash	(1,223)	(11,461)
Net cash used in investing activities	(13,075)	(36,354)

FINANCING ACTIVITIES
Proceeds on mortgages and notes payable	$—	$175,000
Repayment of mortgages and notes payable	(20,343)	(151,672)
Net (repayments) proceeds on revolving credit facility	7,000	(27,000)
Payment of deferred financing costs	(204)	(762)
Proceeds from issuance of common stock	17,125	49,890
Repayment of capitalized lease obligation	(680)	(176)
Redemption or conversion of operating partnership units for cash	(40)	—
Conversion of preferred shares	(500)	—
Dividends paid to preferred shareholders	(3,625)	(3,625)
Dividends paid to common shareholders	(31,346)	(25,367)
Distributions paid to operating partnership unit holders	(898)	(844)
Net cash (used in) provided by financing activities	(33,511)	15,444

Net change in cash and cash equivalents	(2,403)	27,290
Cash and cash equivalents at beginning of period	9,335	5,795
Cash and cash equivalents at end of period	$6,932	$33,085

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest (net of capitalized interest of $488 and $884 in 2015 and 2014, respectively)	$21,185	$16,284
Cash paid for federal income taxes	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Organization and Basis of Presentations

Organization

Ramco-Gershenson Properties Trust, together with its subsidiaries (the “Company” or "RPT"), is a real estate investment trust (“REIT”) engaged in the business of owning, developing, redeveloping, acquiring, managing and leasing large multi-anchored shopping centers primarily in a dozen of the largest metropolitan markets in the United States.  As of June 30, 2015, our property portfolio consists of 66 wholly owned shopping centers and one office building comprising approximately 14.2 million square feet.  In addition, we are co-investor in and manager of two institutional joint ventures that own portfolios of shopping centers.  We own 20% of Ramco 450 Venture LLC, an entity that owns eight shopping centers comprising approximately 1.6 million square feet.  We own 30% of Ramco/Lion Venture L.P., an entity that owns two shopping centers comprising approximately 0.6 million square feet. We also have ownership interests in two joint ventures that each own a single shopping center.  In addition, we own interests in several land parcels that are available for development or sale. Most of our properties are anchored by supermarkets and/or national chain stores.  The Company’s credit risk, therefore, is concentrated in the retail industry.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and our majority owned subsidiary, the Operating Partnership, Ramco-Gershenson Properties, L.P. (97.3% and 97.2% owned by the Company at June 30, 2015 and December 31, 2014, respectively), and all wholly-owned subsidiaries, including entities in which we have a controlling financial interest.  We have elected to be a REIT for federal income tax purposes.  All intercompany balances and transactions have been eliminated in consolidation.  The information furnished is unaudited and reflects all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.  These condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Reclassifications

Certain reclassifications of prior period amounts have been made in the condensed consolidated financial statements and footnotes in order to conform to the current presentation.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board ("FASB") updated Accounting Standards Codification ("ASC") Topic 835 "Interest" with ASU No. 2015-03, "Interest - Imputation of Interest - Simplifying the Presentation of Debt Issuance Costs". ASU 2015-03 modifies the treatment of debt issuance costs from a deferred charge to a deduction of the carrying value of the financial liability. ASU 2015-03 is effective for periods beginning after December 15, 2015, with early adoption permitted and retrospective application. Deferred financing costs, net of accumulated amortization were approximately $6.1 million and $6.6 million as of June 30, 2015 and December 31, 2014, respectively. ASU 2015-03 is not expected to have a material impact on the Company's consolidated financial statements.

In February 2015, FASB updated ASC Topic 810 "Consolidation" with ASU 2015-02, "Amendments to the Consolidation Analysis". ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 modifies the evaluation of whether limited partnerships and similar legal entities are Variable Interest Entities ("VIEs") or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that are involved in VIEs, particularly those that have fee arrangements and related party relationships. ASU 2015-02 is effective for annual reporting periods (including interim periods within those periods), beginning after December 15, 2015. Early adoption is permitted. We believe the adoption of this guidance will not have a material effect on our consolidated financial statements

In May 2014, FASB issued ASU 2014-09 "Revenue from Contract with Customers" as a new Topic, ASC Topic 606. The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and it will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new standard, companies will perform a five-step analysis of transactions to determine when and how revenue is recognized. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB ASC. This ASU is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2017, pursuant to the one year deferral of the effective date by the FASB in July 2015, and shall be applied using either a full retrospective or modified retrospective approach. Early adoption is permitted beginning after December 15, 2016. We are currently evaluating the guidance and have not determined the impact this standard may have on the consolidated financial statements nor decided upon the method of adoption.

2.  Real Estate

Included in our net real estate assets are income producing shopping center properties and one office building that are recorded at cost less accumulated depreciation and amortization.

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

Land available for development or sale includes real estate projects where vertical construction has yet to commence, but which have been identified by us and are available for future development when market conditions dictate the demand for a new shopping center. The viability of all projects under construction or development, including those owned by unconsolidated joint ventures, is regularly evaluated under applicable accounting requirements, including requirements relating to abandonment of assets or changes in use.  Land available for development or sale was $39.4 million and $48.9 million at June 30, 2015 and December 31, 2014, respectively.

Construction in progress represents existing development, redevelopment and tenant build-out projects.  When projects are substantially complete and ready for their intended use, balances are transferred to land or building and improvements as appropriate.  Construction in progress was $17.3 million and $25.7 million at June 30, 2015 and December 31, 2014, respectively.

The decrease in construction in progress from December 31, 2014 to June 30, 2015 was due primarily to the substantial completion of two redevelopment projects, offset in part by ongoing development, redevelopment and expansion projects across the portfolio.

During the first quarter of 2015, we recorded an impairment provision of $2.5 million related to developable land that was subsequently sold in the second quarter of 2015. The adjustment was triggered by an unforeseen increase in development costs and changes in the associated sales price assumptions. Refer to Note 3 for additional information related to dispositions.

3.  Property Acquisitions and Dispositions

Acquisitions

The following table provides a summary of our acquisition activity for the six months ended June 30, 2015:

					Gross
Property Name	Location	GLA	Acreage	Date Acquired	Purchase Price	Assumed Debt
		(In thousands)			(In thousands)
Petco at West Oaks	Novi, MI	26		06/10/15	$5,500	$—
Jackson Crossing Shops	Jackson, MI	15		06/22/15	5,000	—
Total consolidated income producing acquisitions		41			$10,500	$—

Gaines Marketplace	Gaines Township, MI	N/A	1.9	02/12/15	1,000	—
Lakeland Park Center	Lakeland, FL	N/A	1.6	01/23/15	475	—
Total consolidated land / outparcel acquisitions			4.1		$1,475	$—

Total Acquisitions		41	4.1		$11,975	$—

Dispositions

The following table provides a summary of our disposition activity for the six months ended June 30, 2015:

					Gross
Property Name	Location	GLA	Acreage	Date Sold	Sales Price	Debt Repaid	Gain (Loss) on Sale
		(In thousands)			(In thousands)
The Town Center at Aquia - Commercial / Residential Land	Stafford, VA	35	32.8	05/29/15	$13,350	$—	$289
Taylors Square - Outparcel	Taylors, SC	N/A	0.6	04/22/15	250	—	(16)
Target and Shell Oil Parcels	Gaines Township, MI	N/A	11.3	02/12/15	5,150	—	3,196

Total consolidated land / outparcel dispositions		35	44.7		$18,750	$—	$3,469

Pursuant to the criteria established under ASC 360, Property, Plant, and Equipment, we will classify properties as held for sale when executed purchase and sales agreement contingencies have been satisfied thereby signifying that the sale is legally binding and we are able to conclude that the sale of the property within one year is probable. The adoption of ASU 2014-08 eliminated classifying the results of operations of properties held for sale as Discontinued Operations in the Condensed Consolidated Statements of Operations. As of June 30, 2015 there were no properties or land classified as held for sale.

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

The combined condensed financial information for our unconsolidated joint ventures is summarized as follows:

Balance Sheets	June 30, 2015	December 31, 2014
	(In thousands)
ASSETS
Income producing properties, net	$374,267	$394,740
Cash, accounts receivable and other assets	19,796	23,102
Total Assets	$394,063	$417,842
LIABILITIES AND OWNERS' EQUITY
Mortgage notes payable	$169,673	$170,194
Other liabilities	6,306	7,625
Owners' equity	218,084	240,023
Total Liabilities and Owners' Equity	$394,063	$417,842

RPT's equity investments in unconsolidated joint ventures	$22,373	$28,733

As of June 30, 2015, we had investments in the following unconsolidated joint ventures:

	Ownership as of	Total Assets as of	Total Assets as of
	June 30,	June 30,	December 31,
Unconsolidated Entities	2015	2015	2014
		(In thousands)
Ramco 450 Venture LLC	20%	$280,676	$283,100
Ramco/Lion Venture LP	30%	69,078	89,091
Other Joint Ventures (1)	7%	44,309	45,651
		$394,063	$417,842

(1) Includes two joint ventures in which we have a 7% ownership interest. Each joint venture owns one property.

	Three Months Ended June 30,		Six Months Ended June 30,
Statements of Operations	2015	2014	2015	2014
	(In thousands)
Total revenue	$10,285	$10,578	$20,910	$21,502
Total expenses (1)	7,367	7,035	14,663	24,961
Income (loss) before other income and expense	2,918	3,543	6,247	(3,459)
Gain on sale of real estate (2)	—	740	7,463	740
Interest expense	(1,801)	(1,816)	(3,594)	(3,691)
(Loss) gain on extinguishment of debt	—	—	(148)	529
Amortization of deferred financing fees	(74)	(77)	—	(152)
Net income (loss)	$1,043	$2,390	$9,968	$(6,033)

RPT's share of earnings (loss) from unconsolidated joint ventures	$335	$816	$2,995	$(791)

(1)	The higher expenses for the six months ended June 30, 2014 were due to the demolition of a portion of a center for redevelopment and the commensurate acceleration of depreciation in that period.

(2)	See dispositions below for details of the transaction.

Acquisitions

There was no acquisition activity in the six months ended June 30, 2015 by any of our unconsolidated joint ventures.

Dispositions

During the six months ended June 30, 2015 we sold our 30% interest in the Village of Oriole Plaza, a 156,000 square foot shopping center located in Delray Beach, Florida, to our joint venture partner for $8.3 million resulting in a gain to the joint venture of $7.5 million.

Debt

Our unconsolidated joint ventures had the following debt outstanding at June 30, 2015:

Balance
Entity Name	Outstanding
(In thousands)
Ramco 450 Venture LLC (1)	$140,010
Ramco/Lion Venture LP (2)	29,706
169,716
Unamortized premium	(43)
Total mortgage debt (3)	$169,673

(1)	Maturities range from October 2015 to September 2023 with interest rates ranging from 1.9% to 5.8%.

(2)	Balance relates to Millennium Park’s mortgage loan which has a maturity date of October 2015 with a 5.0% interest rate.

(3)	Debt is non-recourse to the ventures, subject to carve-outs customary to such types of mortgage financing.

Joint Venture Management and Other Fee Income

We are engaged by our joint ventures to provide asset management, property management, leasing and investing services for such venture’s respective properties.  We receive fees for our services, including a property management fee calculated as a percentage of gross revenues received, and recognize these fees as the services are rendered.

The following table provides information for our fees earned which are reported in our condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Management fees	$383	$367	$782	$766
Leasing fees	88	46	208	105
Construction fees	107	23	120	75
Total	$578	$436	$1,110	$946

5.  Debt

The following table summarizes our mortgages and notes payable and capital lease obligation as of June 30, 2015 and December 31, 2014:

Notes Payable	June 30, 2015	December 31, 2014
	(In thousands)
Senior unsecured notes	$310,000	$310,000
Unsecured term loan facilities	210,000	210,000
Fixed rate mortgages	334,371	354,714
Unsecured revolving credit facility	17,000	10,000
Junior subordinated notes	28,125	28,125
	899,496	912,839
Unamortized premium	6,671	8,866
	$906,167	$921,705

Capital lease obligation	$1,148	$1,828

During the six months ended June 30, 2015 we repaid mortgages securing the following properties:

•	Treasure Coast Commons in the amount of $7.8 million with an interest rate of 5.5%; and

•	Vista Plaza in the amount of $10.3 million with an interest rate of 5.5%.

In conjunction with the mortgage repayments we recognized a gain on extinguishment of debt of approximately $1.4 million as a result of the write off of the associated debt premiums.

We have a mortgage in the amount of $13.7 million secured by the Aquia Town Center Office property with a maturity date of June 1, 2015. We are currently in negotiations with the lender to amend and extend the maturity date of the loan for a one year period.

Our $334.4 million of fixed rate mortgages have interest rates ranging from 5.0% to 7.4% and are due at various maturity dates from September 2015 through June 2026.  Included in fixed rate mortgages at June 30, 2015 and December 31, 2014 were unamortized premium balances related to the fair market value of debt of approximately $6.7 million and $8.9 million, respectively.  The fixed rate mortgages are secured by properties that have an approximate net book value of $337.5 million as of June 30, 2015.

We had net borrowings of $7.0 million under our revolving credit facility during the six months ended June 30, 2015 with a balance of $17.0 million as of June 30, 2015.  After adjusting for outstanding letters of credit issued under our revolving credit facility, not reflected in the accompanying condensed consolidated balance sheets, totaling $3.5 million we had $329.5 million of availability under our revolving credit facility. The interest rate as of June 30, 2015 was 1.5%

Our revolving credit facility, term loans and unsecured notes contain financial covenants relating to total leverage, fixed charge coverage ratio, unencumbered assets, tangible net worth and various other calculations.  As of June 30, 2015, we were in compliance with these covenants.

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

The following table presents scheduled principal payments on mortgages and notes payable as of June 30, 2015:

Year Ending December 31,
(In thousands)
2015 (July 1 - December 31)	$83,671
2016	23,265
2017	112,822
2018	101,879
2019	5,860
Thereafter	571,999
Subtotal debt	899,496
Unamortized premium	6,671
Total debt (including unamortized premium)	$906,167

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

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014.

		Total
	Balance Sheet Location	Fair Value	Level 1	Level 2	Level 3
2015		(In thousands)
Derivative assets - interest rate swaps	Other assets	$302	$—	$302	$—
Derivative liabilities - interest rate swaps	Other liabilities	$(2,786)	$—	$(2,786)	$—
2014
Derivative assets - interest rate swaps	Other assets	$537	$—	$537	$—
Derivative liabilities - interest rate swaps	Other liabilities	$(2,705)	$—	$(2,705)	$—

The carrying values of cash and cash equivalents, restricted cash, receivables and accounts payable and accrued liabilities are reasonable estimates of their fair values because of the short maturity of these financial instruments.

We estimated the fair value of our debt based on our incremental borrowing rates for similar types of borrowing arrangements with the same remaining maturity and on the discounted estimated future cash payments to be made for other debt.  The discount rates used approximate current lending rates for loans or groups of loans with similar maturities and credit quality, assume the debt is outstanding through maturity and consider the debt’s collateral (if applicable).  Since such amounts are estimates that are based on limited available market information for similar transactions, there can be no assurance that the disclosed value of any financial instrument could be realized by immediate settlement of the instrument.

Fixed rate debt (including variable rate debt swapped to fixed through derivatives) with carrying values of $854.4 million and $874.7 million as of June 30, 2015 and December 31, 2014, respectively, have fair values of approximately $872.0 million and $900.9 million, respectively.  Variable rate debt’s fair value is estimated to be the carrying values of $45.1 million and $38.1 million as of June 30, 2015 and December 31, 2014, respectively.

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

The table below presents the recorded amount of assets at the time they were marked to fair value during six months ended June 30, 2015 on a nonrecurring basis. We did not have any material liabilities that were required to be measured at fair value on a nonrecurring basis during the period.

Assets	Total Fair Value	Level 1	Level 2	Level 3	Total Impairment
	(In thousands)
Land available for development or sale	7,501	—	—	7,501	(2,521)
Total	$7,501	$—	$—	$7,501	$(2,521)

Equity Investments in Unconsolidated Joint Ventures

Our equity investments in unconsolidated joint ventures are subject to impairment testing on a nonrecurring basis if there is an indication that a decrease in the value of our investment has occurred that is other-than-temporary.  To estimate the fair value of properties held by unconsolidated entities, we use cash flow models, discount rates, and capitalization rates based upon assumptions of the rates that market participants would use in pricing the assets.  To the extent other-than-temporary impairment has occurred, we charge to expense the excess of the carrying value of the equity investment over its estimated fair value.  We classify other-than-temporarily impaired equity investments in unconsolidated entities as nonrecurring Level 3.

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

At June 30, 2015, we had seven interest rate swap agreements with an aggregate notional amount of $210.0 million that were designated as cash flow hedges.  The agreements provided for swapping one-month LIBOR to fixed interest rates ranging from 1.2% to 2.2% on $210.0 million of unsecured term loans and have expirations ranging from April 2016 to May 2020.

The following table summarizes the notional values and fair values of our derivative financial instruments as of June 30, 2015:

	Hedge	Notional	Fixed	Fair	Expiration
Underlying Debt	Type	Value	Rate	Value	Date
		(In thousands)		(In thousands)
Derivative Assets
Unsecured term loan facility	Cash Flow	$50,000	1.4600%	$302	05/2020

Derivative Liabilities
Unsecured term loan facility	Cash Flow	$75,000	1.2175%	$(551)	04/2016
Unsecured term loan facility	Cash Flow	30,000	2.0480%	(867)	10/2018
Unsecured term loan facility	Cash Flow	25,000	1.8500%	(559)	10/2018
Unsecured term loan facility	Cash Flow	5,000	1.8400%	(111)	10/2018
Unsecured term loan facility	Cash Flow	15,000	2.1500%	(418)	05/2020
Unsecured term loan facility	Cash Flow	10,000	2.1500%	(280)	05/2020
		$210,000		$(2,786)

The effect of derivative financial instruments on our condensed consolidated statements of operations for the six months ended June 30, 2015 and 2014 is summarized as follows:

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationship	Six Months Ended June 30,			Six Months Ended June 30,
	2015	2014		2015	2014
	(In thousands)			(In thousands)

Interest rate contracts - assets	$(564)	$(1,833)	Interest Expense	$329	$582
Interest rate contracts - liabilities	(1,258)	(1,771)	Interest Expense	1,178	946
Total	$(1,822)	$(3,604)	Total	$1,507	$1,528

8.   Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands, except per share data)
Net income	$7,289	$1,120	$17,233	$3,881
Net income attributable to noncontrolling interest	(199)	(34)	(476)	(123)
Allocation of income to restricted share awards	(60)	(44)	(120)	(94)
Income attributable to RPT	$7,030	$1,042	$16,637	$3,664
Preferred share dividends	(1,675)	(1,813)	(3,487)	(3,625)
Preferred share conversion costs	(500)	—	(500)	—
Net income (loss) available to common shareholders	$4,855	$(771)	$12,650	$39

Weighted average shares outstanding, Basic	79,124	68,853	78,528	67,966
Stock options and restricted stock awards using the treasury method	195	244	203	243
Dilutive effect of securities (1)	—	—	—	—
Weighted average shares outstanding, Diluted (1)	79,319	69,097	78,731	68,209

Income (loss) per common share, Basic	$0.06	$(0.01)	$0.16	$—
Income (loss) per common share, Diluted	$0.06	$(0.01)	$0.16	$—

 (1) The assumed conversion of preferred shares is anti-dilutive for all periods presented and accordingly, has been excluded from the weighted average common shares used to compute diluted EPS.

9.  Share-based Compensation Plans

As of June 30, 2015, we have one share-based compensation plan in effect.  The 2012 Omnibus Long-Term Incentive Plan (“2012 LTIP”) under which our compensation committee may grant, subject to the Company’s performance conditions as specified by the compensation committee, restricted shares, restricted share units, options and other awards to trustees, officers and other key employees.  The 2012 LTIP allows us to issue up to 2,000,000 shares of our common stock, units or stock options, of which 1,592,476 remained available for issuance at June 30, 2015.

As of June 30, 2015, we had 343,553 unvested share awards granted under the 2012 LTIP and other plans which terminated when the 2012 LTIP became effective.  These awards have various expiration dates through May 2020.

During the six months ended June 30, 2015, we had the following activity:

•
granted 123,541 shares of service-based restricted stock that vest over five years. The service-based awards were valued based on our closing stock price as of the grant date and the expense is recognized on a graded vesting basis; and

•
granted performance-based cash units that are earned subject to a future performance measurement based on a three-year shareholder return peer comparison (“TSR Grants”).  If the performance criterion is met, the actual value of the units earned will be determined and 50% of the award will be paid in cash immediately while the balance will be paid in cash the following year.

Pursuant to ASC 718 – Stock Compensation, we determine the grant date fair value of TSR Grants, and any subsequent re-measurements, based upon a Monte Carlo simulation model.  We will recognize the compensation expense ratably over the requisite service period.  We are required to re-value the cash awards at the end of each quarter using the same methodology as was used at the initial grant date and adjust the compensation expense accordingly.  If at the end of the three-year measurement period the performance criteria are not met, compensation expense previously recognized would be reversed.  Compensation expense related to the cash awards was $0.7 million and $1.1 million for the six months ended June 30, 2015 and 2014, respectively.

We recognized share-based compensation expense of $1.1 million for each of the six months ended June 30, 2015 and June 30, 2014.

As of June 30, 2015, we had $6.4 million of total unrecognized compensation expense related to unvested restricted shares and performance based equity and cash awards.  This expense is expected to be recognized over a weighted-average period of 4.9 years.

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

Deferred tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the bases of such assets and liabilities as measured by tax laws.  Deferred tax assets are reduced by a valuation allowance to the amount where realization is more likely than not assured after considering all available evidence, including expected taxable earnings and potential tax planning strategies.  Our temporary differences primarily relate to deferred compensation, depreciation, land basis differences, and net operating loss carry forwards.

As of June 30, 2015, we had a federal and state deferred tax asset of $11.1 million and a valuation allowance of $11.1 million.  Our deferred tax assets, such as net operating losses and land basis differences, are reduced by an offsetting valuation allowance where there is uncertainty regarding their realizability. We believe that it is more likely than not that the results of future operations will not generate sufficient taxable income to recognize the deferred tax assets.  These future operations are primarily dependent upon the profitability of our TRSs, including the timing and amounts of gains on land sales, and other factors affecting the results of operations of the TRSs.

If in the future we are able to conclude it is more likely than not that we will realize a future benefit from a deferred tax asset, we will reduce the related valuation allowance by the appropriate amount. The first time this occurs, it will result in a net deferred tax asset on our balance sheet and an income tax benefit of equal magnitude in our statement of operations in the period we make the determination.

We recorded income tax provisions of approximately $277,000 and $16,000 for the six months ended June 30, 2015 and 2014, respectively.

Sales Taxes

We collect various taxes from tenants and remit these amounts, on a net basis, to the applicable taxing authorities.

11.  Commitments and Contingencies

Construction Costs

In connection with the development and expansion of various shopping centers as of June 30, 2015, we had entered into agreements for construction costs of approximately $10.6 million.

Litigation

We are currently involved in certain litigation arising in the ordinary course of business; however, we do not believe that any of this litigation will have a material effect on our consolidated financial statements.

Leases

Operating Leases

We lease office space for our corporate headquarters under an operating lease that expires in August 2019.

Capital Leases

We have a ground lease at Buttermilk Towne Center which we have recorded as a capital lease that expires in December 2032 .

We recognized rent and interest expense related to the operating and capital leases of $0.3 million and $0.7 million for the the six months ended June 30, 2015 and 2014, respectively.

12.  Subsequent Events

We have evaluated subsequent events through the date that the condensed consolidated financial statements were issued.

In July we completed the acquisition of our partner's 80% interest in six shopping centers for approximately $152.9 million, including the assumption of $48.1 million in debt.

Unaudited Proforma Information

If the acquisition had occurred on January 1, 2014, our consolidated revenue and net income for the six months ended June 30, 2015 and 2014 is estimated to have been as follows:

	June 30,
	2015	2014

Consolidated revenue	$127,880	$108,700
Consolidated net income available to common shareholders	$12,594	$143

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

Overview

We are a fully integrated, self-administered, publicly-traded equity REIT which owns, develops, redevelops, acquires, manages and leases large multi-anchored shopping centers primarily in a dozen of the largest metropolitan markets in the United States.  As of June 30, 2015, our property portfolio consists of 66 wholly owned shopping centers and one office building comprising approximately 14.2 million million square feet.  In addition, we are co-investor in and manager of two institutional joint ventures that own portfolios of shopping centers.  We own 20% of Ramco 450 Venture LLC, an entity that owns eight shopping centers comprising approximately 1.6 million square feet.  We own 30% of Ramco/Lion Venture L.P., an entity that owns two shopping centers comprising approximately 0.6 million square feet.  We also have ownership interests in two smaller joint ventures that each own a shopping center. In addition, we own interests in three parcels of land available for development and five parcels of land available for sale. Our core portfolio, which includes joint venture properties, was 95.3% leased at June 30, 2015.  Including properties in redevelopment or slated for redevelopment, our overall portfolio was 94.9% leased.

We accomplished the following activity during the six months ended June 30, 2015:

Operating Activity

For the combined portfolio, including wholly-owned and joint venture properties we reported the following leasing activity:

	Leasing Transactions	Square Footage	Base Rent/SF	Prior Rent/SF	Tenant Improvements/SF	Leasing Commissions/SF
Renewals	109	674,963	$12.76	$11.84	$0.10	$0.06
New Leases - Comparable	14	31,312	21.73	18.15	6.20	1.95
New Leases - Non-Comparable (1)	35	343,277	14.37	N/A	34.49	3.88
Total	158	1,049,552	$13.56	N/A	$11.53	$1.37

(1) Non-comparable lease transactions include leases for space vacant for greater than 12 months, leases for space which has been combined from smaller spaces or demised from larger spaces, and leases structured differently from the prior lease. As a result, there is no prior rent per square foot to compare to the base rent per square foot of the new lease.

Investing Activity

At June 30, 2015, we have ten redevelopment, expansion or re-anchoring projects in process with an anticipated cost of $72.2 million, of which $53.0 million remains to be invested. Completion for these projects is anticipated over the next 12 - 18 months.

Financing Activity

Equity

Through our controlled equity offering we issued 0.9 million common shares at an average share price of $19.28 and received approximately $17.2 million in net proceeds during the six months ended June 30, 2015.  As of June 30, 2015, there were 3.1 million shares remaining under this program.

In April 2015, we converted preferred shares with a liquidation preference of $7.6 million into 532,628 common shares pursuant to the terms of the convertible preferred shares prospectus supplement dated April 27, 2011 and incurred conversion costs of approximately $0.5 million.

Land Available for Development or Sale

At June 30, 2015, we had one project in pre-development and two projects where Phase I of the development was completed. The remaining future phases at those projects are in pre-development. We estimate that if we proceed with the development of the projects, up to approximately 600,000 square feet of GLA could be developed, excluding various outparcels of land. It is our policy to start vertical construction on new development projects only after the project has received entitlements, significant anchor commitments and construction financing, if appropriate.

Our development and construction activities are subject to risks such as our inability to obtain the necessary governmental approvals for a project, our determination that the expected return on a project is not sufficient to warrant continuation of the planned development, or our change in plan or scope for the development.  If any of these events occur, we may record an impairment provision.

Accounting Policies and Estimates

Our 2014 Annual Report on Form 10-K contains a description of our critical accounting policies, including initial adoption of accounting policies, revenue recognition and accounts receivable, real estate investment, off balance sheet arrangements, fair value measurements and deferred charges.  For the six months ended June 30, 2015, there were no material changes to these policies.

Comparison of three months ended June 30, 2015 to 2014

The following summarizes certain line items from our unaudited condensed consolidated statements of operations that we believe are important in understanding our operations and/or those items that have significantly changed in the three months ended June 30, 2015 as compared to the same period in 2014:

	Three Months Ended June 30,
	2015	2014	Dollar Change	Percent Change
	(In thousands)
Total revenue	$59,735	$49,930	$9,805	19.6%
Real estate taxes	9,126	7,347	1,779	24.2%
Operating expenses	7,840	6,574	1,266	19.3%
Depreciation and amortization	21,120	23,658	(2,538)	(10.7)%
General and administrative expense	5,474	5,168	306	5.9%
Gain on sale of real estate	273	2,672	(2,399)	NM
Earnings from unconsolidated joint ventures	335	816	(481)	(58.9)%
Interest expense and amortization of deferred financing fees	10,388	8,002	2,386	29.8%
Gain (loss) on extinguishment of debt	1,387	(860)	2,247	NM
Preferred share dividends and conversion costs	2,175	1,813	362	20.0%

NM - Not meaningful

Total revenue for the three months ended June 30, 2015, increased $9.8 million, or 19.6%, from 2014.  The increase is primarily due to acquisitions completed in late 2014 and the completion of Phase I of Lakeland Park Center.

Real estate tax expense for the three months ended June 30, 2015 increased $1.8 million, or 24.2% and operating expense increased $1.3 million, or 19.3% from 2014, primarily due to our 2014 acquisitions.

Depreciation and amortization expense for the three months ended June 30, 2015 decreased $2.5 million, or 10.7%, from 2014.  The decrease was primarily related to a $4.2 million increase from our acquisitions completed in 2014, new development completion and other capital activities, offset by a decrease of $6.6 million related to sold properties and accelerated depreciation for demolitions of portions of centers undergoing redevelopment during 2014.

General and administrative expense for the three months ended June 30, 2015 increased $0.3 million or 5.9% from 2014.  The increase was primarily due to costs associated with executive search and staff training.

Gain on sale of real estate was $0.3 million for the three months ended June 30, 2015 and is primarily related to the sale of land at Aquia Town Center. In 2014 we recognized a gain of $2.7 million primarily related to the sale of the Naples Town Center.

Earnings from unconsolidated joint ventures for the three months ended June 30, 2015 decreased $0.5 million, or 58.9%. In 2014 we received proceeds related to the 2011 sale of a joint venture property.

Interest expense for the three months ended June 30, 2015 increased $2.4 million from 2014 primarily due to higher average loan balances.

In 2015 we recorded a $1.4 million gain on extinguishment of debt related to the write-off of debt premiums associated with two mortgages that were repaid compared to a loss on extinguishment of debt of $0.9 million in 2014 related to the write-off of deferred financing costs associated with the early payoff of unsecured term loan debt.

Preferred share dividends and conversion costs increased $0.4 million, or 20.0% from 2014 due to the cost of converting shares completed in April 2015 offset by lower dividends for the second quarter 2015 due to the lower number of outstanding preferred shares.

Comparison of six months ended June 30, 2015 to 2014

The following summarizes certain line items from our unaudited condensed consolidated statements of operations that we believe are important in understanding our operations and/or those items that have significantly changed in the six months ended June 30, 2015 as compared to the same period in 2014:

	Six Months Ended June 30,
	2015	2014	Dollar Change	Percent Change
	(In thousands)
Total revenue	$119,152	$100,063	$19,089	19.1%
Real estate taxes	18,121	14,714	3,407	23.2%
Operating expenses	15,831	13,582	2,249	16.6%
Depreciation and amortization	41,483	41,399	84	0.2%
General and administrative expense	10,348	10,700	(352)	(3.3)%
Provision for impairment	2,521	—	2,521	NM
Gain on sale of real estate	3,469	2,672	797	NM
Earnings (loss) from unconsolidated joint ventures	2,995	(791)	3,786	478.6%
Interest expense and amortization of deferred financing fees	20,691	16,004	4,687	29.3%
Gain (loss) on extinguishment of debt	1,387	(860)	2,247	NM
Preferred share dividends and conversion costs	3,987	3,625	362	10.0%

NM - Not meaningful

Total revenue for the six months ended June 30, 2015, increased $19.1 million, or 19.1%, from 2014.  The increase is primarily due to acquisitions completed in late 2014 and the completion of Phase I of Lakeland Park Center.

Real estate tax expense for the six months ended June 30, 2015 increased $3.4 million, or 23.2% and operating expense increased $2.2 million, or 16.6% from 2014, primarily due to our 2014 acquisitions.

Depreciation and amortization expense for the six months ended June 30, 2015 increased $0.1 million, or 0.2%, from 2014.  The increase was primarily related to a $6.9 million increase from our acquisitions in 2014, new development completion and other capital activities offset by a decrease of $6.8 million related to sold properties and accelerated depreciation for demolitions of portions of centers undergoing redevelopment in 2014.

General and administrative expense for the six months ended June 30, 2015 decreased $0.4 million or 3.3% from 2014.  The decrease was primarily due to a decrease in costs associated with our long-term incentive plans which are based on our stock price performance relative to a group of our peers and a bonus accrual adjustment.

Impairment provisions of $2.5 million recorded in 2015 relate to adjustments to the sales price assumptions for certain undeveloped land parcels available for sale at a development property that were sold during the second quarter 2015.

Gain on sale of real estate was $3.5 million for the six months ended June 30, 2015 and is primarily related to the sale of land at Gaines Marketplace.

Earnings from unconsolidated joint ventures for the six months ended June 30, 2015 increased $3.8 million. In 2015 we recognized $2.2 million as our share of gain on sale of one property. In 2014 we recorded accelerated depreciation expense as a result of the demolition of a portion of centers for redevelopment and additional proceeds related to the 2011 sale of a joint venture property.

Interest expense for the six months ended June 30, 2015 increased $4.7 million from 2014 primarily due to higher average loan balances.

In 2015 we recorded a $1.4 million gain on extinguishment of debt related to the write-off of debt premiums associated with two mortgages that were repaid compared to a loss on extinguishment of debt of $0.9 million in 2014 related to the write-off of deferred financing costs associated with the early payoff of unsecured term loan debt.

Preferred share dividends and conversion costs increased $0.4 million, or 10.0% from 2014 due to the cost of converting shares completed in April 2015 offset by lower dividends for the second quarter 2015 due to the lower number of outstanding preferred shares.

Liquidity and Capital Resources

Through our controlled equity offering we issued 0.9 million common shares at an average share price of $19.28 and received approximately $17.2 million in net proceeds during the six months ended June 30, 2015.  As of June 30, 2015, there were approximately 3.1 million shares remaining under this program.

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

At June 30, 2015, we had $6.9 million in cash and cash equivalents and $9.4 million in restricted cash. Restricted cash was comprised primarily of funds held in escrow to pay real estate taxes, insurance premiums, and certain capital expenditures.

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

Our next scheduled debt maturities are in the third quarter of 2015.  As opportunities arise and market conditions permit, we will continue to pursue the strategy of selling mature properties or non-core assets that no longer meet our investment criteria.  Our ability to obtain acceptable selling prices and satisfactory terms and financing will impact the timing of future sales.  We anticipate using net proceeds from the sale of properties to reduce outstanding debt and support current and future growth initiatives.

Long-Term Liquidity Requirements

Our long-term liquidity needs consist primarily of funds necessary to pay indebtedness at maturity, potential acquisitions of properties, redevelopment of existing properties, the development of land and non-recurring capital expenditures.

As of June 30, 2015, $329.5 million was available to be borrowed under our unsecured revolving credit facility subject to continuing compliance with maintenance covenants that may affect availability.

For the six months ended June 30, 2015, our cash flows were as follows compared to the same period in 2014:

	Six Months Ended June 30,
	2015	2014
	(In thousands)
Cash provided by operating activities	$44,183	$48,200
Cash used in investing activities	(13,075)	(36,354)
Cash (used in) provided by financing activities	(33,511)	15,444

Operating Activities

Net cash provided by operating activities decreased $4.0 million in 2015 compared to 2014 primarily due to:

•	net income increased $13.4 million as a result of our acquisitions and leasing activity at our shopping centers; offset by

•	an overall increase in accounts receivable and net other assets of $0.8 million;

•	a decrease in accounts payable and other liabilities of approximately $11.4 million; and

•	an increase in interest expense of approximately $4.7 million due to higher average loan balances.

Investing Activities

Net cash used for investing activities decreased $23.3 million compared to 2014 primarily due to:

•	in 2015 we had net proceeds from the sale of land of $16.1 million offset by cash used of $12.1 million for acquisitions. We had net proceeds of $9.9 million in the comparable period for 2014;

•	in 2015 development and capital expenditures decreased $10.7 million from 2014. Additional costs in 2014 related to Phase I of the Lakeland Park Center ground up construction completed in late 2014;

•	in 2015 we received $8.2 million in distributions related to the sale of a joint venture property; and

•	the change in the restricted cash balance decreased $10.2 million compared to 2014.

Financing Activities

Net cash used in financing activities increased $49.0 million primarily due to:

•	net decrease in debt of $13.3 million in 2015 compared to a net decrease of $3.6 million 2014;

•	higher cash dividends to common shareholders by $6.0 million due to the increase in the number of common shares outstanding and a 6.7% increase in our quarterly dividend compared to 2014;

•	repayment of a capital lease obligation of $0.5 million; and

•	decreased proceeds of $32.8 million from common stock issued under our ongoing controlled equity offering.

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

On May 7, 2015, our Board of Trustees declared a quarterly cash dividend distribution of $0.20 per common share paid to common shareholders of record on June 19, 2015, a 6.7% increase from the same period in 2014.  Future dividends will be declared at the discretion of our Board of Trustees.  On an annual basis, we intend to make distributions to shareholders of at least 90% of our REIT taxable income, excluding net capital gains, in order to maintain our qualification as a REIT.  On an annualized basis, our current dividend is above our estimated minimum required distribution.

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

Additionally, we declared a quarterly cash dividend of $0.90625 per preferred share to preferred shareholders of record on June 19, 2015, unchanged from the per share dividend declared for the same period in 2014.

	Six Months Ended June 30,
	2015	2014
	(In thousands)
Cash provided by operating activities	$44,183	$48,200

Cash distributions to preferred shareholders	$(3,625)	$(3,625)
Cash distributions to common shareholders	(31,346)	(25,367)
Cash distributions to operating partnership unit holders	(898)	(844)
Total distributions	(35,869)	(29,836)

Surplus	$8,314	$18,364

For the six months ended June 30, 2015, we issued 0.9 million common shares through our controlled equity offering generating $17.2 million in net proceeds, after sales commissions and fees of $0.3 million.  We used the net proceeds for general corporate purposes including the repayment of debt.  We have registered up to 8.0 million common shares for issuance from time to time, in our sole discretion, through our controlled equity offering sales agreement, of which 3.1 million shares remained unsold as of June 30, 2015.  The shares issued in the controlled equity offering are registered with the Securities and Exchange Commission (“SEC”) on our registration statement on Form S-3 (No. 333-190546).

Debt

At June 30, 2015, we had seven interest rate swap agreements in effect for an aggregate notional amount of $210.0 million converting a portion of our floating rate corporate debt to fixed rate debt.  After taking into account the impact of converting our variable rate debt to fixed rate debt by use of the interest rate swap agreements, at June 30, 2015, we had $45.1 million variable rate debt outstanding.

At June 30, 2015, we had $334.4 million of fixed rate mortgage loans encumbering certain consolidated properties.  Such mortgage loans are non-recourse, subject to certain exceptions for which we would be liable for any resulting losses incurred by the lender. These exceptions vary from loan to loan but generally include fraud or a material misrepresentation, misstatement or omission by the borrower, intentional or grossly negligent conduct by the borrower that harms the property or results in a loss to the lender, filing of a bankruptcy petition by the borrower, either directly or indirectly, and certain environmental liabilities.  In addition, upon the occurrence of certain of such events, such as fraud or filing of a bankruptcy petition by the borrower, we would be liable for the entire outstanding balance of the loan, all interest accrued thereon and certain other costs, penalties and expenses.

We have a $350 million unsecured revolving credit facility that had $329.5 million available to be drawn, subject to certain covenants, as of June 30, 2015. For further information on the credit facility and other debt, refer to Note 5 of the condensed consolidated financial statements.

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

As of June 30, 2015, we had four equity investments in unconsolidated joint ventures in which we owned 30% or less of the total ownership interest and accounted for these entities under the equity method. Refer to Note 4 of the notes to the condensed consolidated financial statements for more information.

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

Contractual Obligations

The following are our contractual cash obligations as of June 30, 2015:

	Payments due by period
Contractual Obligations	Total	Less than 1 year (1)	1-3 years	3-5 years	More than 5 years
	(In thousands)
Mortgages and notes payable:
Scheduled amortization	$21,240	$1,891	$8,429	$4,783	$6,137
Payments due at maturity	878,256	81,780	229,537	102,865	464,074
Total mortgages and notes payable (2)	899,496	83,671	237,966	107,648	470,211
Interest expense (3)	268,448	18,897	94,753	47,184	107,614
Employment contracts	1,296	263	1,033	—	—
Capital lease (4)	1,800	100	300	200	1,200
Operating leases	2,622	307	1,886	429	—
Construction commitments	10,603	10,603	—	—	—
Total contractual obligations	$1,184,265	$113,841	$335,938	$155,461	$579,025

(1)	Amounts represent balance of obligation for the remainder of 2015.

(2)	Excludes $6.7 million of unamortized mortgage debt premium.

(3)	Variable-rate debt interest is calculated using rates at June 30, 2015.

(4)	Includes interest payments associated with the capital lease obligation.

We anticipate that the combination of cash on hand, cash provided from operating activities, the availability under our revolving credit facility ($329.5 million at June 30, 2015 subject to compliance with covenants), our access to the capital markets, and the sale of existing properties will satisfy our expected working capital and capital expenditure requirements through at least the next 12 months.  Although we believe that the combination of factors discussed will provide sufficient liquidity, no assurance can be given.

At June 30, 2015, we did not have any contractual obligations that required or allowed settlement, in whole or in part, with consideration other than cash.

Mortgages and notes payable

See the analysis of our debt included in “Liquidity and Capital Resources.”

Employment Contracts

At June 30, 2015, we had employment contracts with our Chief Executive Officer, Chief Financial Officer and Chief Operating Officer that contain minimum guaranteed compensation.  All other employees are subject to at-will employment.

Operating and Capital Leases

We lease office space for our corporate headquarters under an operating lease that expires in August 2019.

We have a capital lease at our Buttermilk Towne Center with the City of Crescent Springs, Kentucky. The lease provides for fixed annual payments of $0.1 million through maturity in December 2032, at which time we can acquire the center for one dollar.

Construction Costs

In connection with the development and expansion of various shopping centers as of June 30, 2015, we have entered into agreements for construction activities with an aggregate cost of approximately $10.6 million.

Planned Capital Spending

We are focused on our core strengths of enhancing the value of our existing portfolio of shopping centers through successful leasing efforts and the completion of our development and redevelopment projects currently in process.

In addition to the construction agreements of approximately $10.6 million we have entered into as of June 30, 2015, we anticipate spending an additional $34.8 million for the remainder of 2015 for development and redevelopment projects, tenant improvements, and leasing costs.  Estimates for future spending will change as new projects are approved.

Disclosures regarding planned capital spending, including estimates regarding timing of tenant openings, capital expenditures and occupancy are forward-looking statements and certain significant factors discussed elsewhere in this document and our other filings with the SEC, including our Annual Report on Form 10-K could cause the actual results to differ materially.

Capitalization

At June 30, 2015 our total market capitalization was $2.3 billion and is detailed below:

(in thousands)
Net debt (including property-specific mortgages, unsecured revolving credit facility, term loans and capital lease obligation net of $6.9 million in cash)	$893,712
Common shares, OP units, and dilutive securities based on market price of $16.32 at June 30, 2015	1,331,532
Convertible perpetual preferred shares based on market price of $59.56 at June 30, 2015	110,126
Total market capitalization	$2,335,370

Net debt to total market capitalization	38.3%

Outstanding letters of credit issued under our revolving credit facility totaled approximately $3.5 million at June 30, 2015.

At June 30, 2015, the non-controlling interest in the Operating Partnership represented a 2.74% ownership in the Operating Partnership.  The OP Units may, under certain circumstances, be exchanged for our common shares of beneficial interest on a one-for-one basis.  We, as sole general partner of the Operating Partnership, have the option, but not the obligation, to settle exchanged OP Units held by others in cash based on the current trading price of our common shares of beneficial interest.  Assuming the exchange of all OP Units, there would have been approximately 81.4 million common shares of beneficial interest outstanding at June 30, 2015, with a market value of approximately $1.3 billion.

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

The following table illustrates the calculations of FFO and Operating FFO:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands, except per share data)
Net income (loss) available to common shareholders	$4,915	$(727)	$12,770	$133
Adjustments:
Rental property depreciation and amortization expense	21,080	23,531	41,407	41,145
Pro-rata share of real estate depreciation from unconsolidated joint ventures	702	682	1,398	3,445
Gain on sale of depreciable real estate	(298)	(2,466)	(298)	(2,466)
Gain on sale of joint venture depreciable real estate (1)	—	—	(2,239)	—
Deferred gain recognized on real estate	—	—	—	(117)
Noncontrolling interest in Operating Partnership (2)	199	34	476	123
Subtotal	26,598	21,054	53,514	42,263
Add preferred share dividends (if converted)	1,675	1,813	3,487	3,625
FFO	$28,273	$22,867	$57,001	$45,888

Provision for impairment on land available for development or sale	—	—	2,521	—
(Gain ) loss on extinguishment of debt	(1,387)	860	(1,387)	860
Gain on extinguishment of joint venture debt (1)	—	—	—	(106)
Acquisition costs	265	451	307	533
Preferred share conversion costs	500	—	500	—
Operating FFO	$27,651	$24,178	$58,942	$47,175

Weighted average common shares	79,124	68,853	78,528	67,966
Shares issuable upon conversion of Operating Partnership Units (2)	2,247	2,252	2,247	2,252
Dilutive effect of securities	195	244	203	243
Subtotal	81,566	71,349	80,978	70,461
Shares issuable upon conversion of preferred shares (3)	6,538	6,990	6,792	6,990
Weighted average equivalent shares outstanding, diluted	88,104	78,339	87,770	77,451

Diluted earnings per share (4)	$0.06	$(0.01)	$0.16	$—
FFO per share adjustments to net income available to common shareholders including preferred share dividends	0.26	0.30	0.49	0.59
FFO per share, diluted (5)	$0.32	$0.29	$0.65	$0.59

Per share adjustments to FFO	(0.01)	0.02	0.02	0.02
Operating FFO per share, diluted	$0.31	$0.31	$0.67	$0.61

(1)	Amount included in earnings (loss) from unconsolidated joint ventures.

(2)	The total non-controlling interest reflects OP units convertible 1:1 into common shares.

(3)
Series D convertible preferred shares were dilutive to FFO per share for the period, but anti-dilutive to earnings per share as disclosed elsewhere. Because the Series D convertible preferred shares are paid annual dividends of $6.7 million and are currently convertible into approximately 6.5 million shares of common stock, they are dilutive only when earnings or FFO exceed approximately $0.26 per diluted share per quarter, which was the case for FFO in the current period, but not for earnings per share. The conversion ratio is subject to adjustment based upon a number of factors, and such adjustment could affect the dilutive impact of the Series D convertible preferred shares on FFO and earnings per share in future periods.

(4)	The denominator to calculate diluted earnings per share excludes shares issuable upon conversion of Operating Partnership Units and preferred shares.

(5)	Six months ended June 30, 2015 includes $0.04 per share attributable to gain on sale of land at Gaines Marketplace.

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

The following is a summary of our wholly owned properties by classification:

Three and Six Months Ended
Property Designation	June 30, 2015 and 2014
Same property	58
Acquisitions (1)	4
Completed developments (1)	1
Non-retail properties (2)	1
Redevelopment (3)	3
Total wholly owned properties	67

(1) Properties were not owned in both comparable periods.
(2) Office building.
(3) Properties under construction primarily related to re-tenanting resulting in reduced rental income.

Acquisition and redevelopment properties removed from the pool will not be added until owned and operated or construction is complete for the entirety of both periods being compared.

The following is a reconciliation of our Operating Income to Same Property NOI:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)

Operating income	$15,910	$6,732	$30,541	$19,135

Adjustments:
Management and other fee income	(578)	(436)	(1,110)	(946)
Depreciation and amortization	21,120	23,658	41,483	41,399
Acquisition costs	265	451	307	533
General and administrative expenses	5,474	5,168	10,348	10,700
Provision for impairment	—	—	2,521	—
Properties excluded from pool - Non-Same Center	(7,080)	(1,723)	(14,016)	(3,735)
Non-comparable income/expense adjustments	(2,516)	(1,974)	(3,736)	(2,546)
Same Property NOI	$32,595	$31,876	$66,338	$64,540

Period-end Occupancy percent	94.2%	94.0%	94.2%	94.0%

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We have exposure to interest rate risk on our variable rate debt obligations.  Based on market conditions, we may manage our exposure to interest rate risk by entering into interest rate swap agreements to hedge our variable rate debt.  We are not subject to any foreign currency exchange rate risk or commodity price risk, or other material rate or price risks.  Based on our debt and interest rates and interest rate swap agreements in effect at June 30, 2015, a 100 basis point change in interest rates would impact our future earnings and cash flows by approximately $0.5 million annually.  We believe that a 100 basis point increase in interest rates would decrease the fair value of our total outstanding debt by approximately $5.3 million at June 30, 2015.

We had interest rate swap agreements with an aggregate notional amount of $210.0 million as of June 30, 2015.  The agreements provided for swapping one-month LIBOR to fixed interest rates ranging from 1.2% to 2.2% and had expirations ranging from April 2016 to May 2020.  The following table sets forth information as of June 30, 2015 concerning our long-term debt obligations, including principal cash flows by scheduled amortization payment and scheduled maturity, weighted average interest rates of maturing amounts and fair market value:

	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
(In thousands)
Fixed-rate debt	$83,671	$23,265	$112,822	$84,879	$5,860	$543,874	$854,371	$872,031
Average interest rate	5.3%	5.9%	5.4%	4.1%	6.8%	4.2%	4.5%	4.0%
Variable-rate debt	$—	$—	$—	$17,000	$—	$28,125	$45,125	$45,125
Average interest rate	—	—	—	1.5%	—	3.6%	2.8%	2.8%

We estimated the fair value of our fixed rate mortgages using a discounted cash flow analysis, based on borrowing rates for similar types of borrowing arrangements with the same remaining maturity.  Considerable judgment is required to develop estimated fair values of financial instruments.  The table incorporates only those exposures that exist at June 30, 2015 and does not consider those exposures or positions which could arise after that date or firm commitments as of such date.  Therefore, the information presented therein has limited predictive value.  Our actual interest rate fluctuations will depend on the exposures that arise during the period and on market interest rates at that time.

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

We carried out an assessment as of June 30, 2015 of the effectiveness of the design and operation of our disclosure controls and procedures.  This assessment was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.  Based on such evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that such disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2015.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

Exhibit No.	Description

10.1*	Agreement for Partial Liquidation of Joint Venture between Ramco HMW LLC, Ramco Gershenson Properties, L.P., Ramco 450 Venture LLC and the State Board of Administration of Florida dated June 29, 2015.
12.1*	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.
31.1*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2*	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
101.INS(1)	XBRL Instance Document.
101.SCH(1)	XBRL Taxonomy Extension Schema.
101.CAL(1)	XBRL Taxonomy Extension Calculation.
101.DEF(1)	XBRL Taxonomy Extension Definition.
101.LAB(1)	XBRL Taxonomy Extension Label.
101.PRE(1)	XBRL Taxonomy Extension Presentation.
____________________________

*	Filed herewith

**	Management contract or compensatory plan or arrangement

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

RAMCO-GERSHENSON PROPERTIES TRUST

Date: July 23, 2015	By:/s/ DENNIS GERSHENSON Dennis Gershenson President and Chief Executive Officer (Principal Executive Officer)

Date: July 23, 2015	By: /s/ GREGORY R. ANDREWS Gregory R. Andrews Chief Financial Officer (Principal Financial and Accounting Officer)