Form 10-Q
period 2015-09-30
RAMCO GERSHENSON PROPERTIES TRUST
filed 2015-10-30
CIK 842183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended September 30, 2015

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

Yes   ☐                       No  ☒

Number of common shares of beneficial interest ($0.01 par value) of the registrant outstanding as of October 21, 2015: 79,162,358

PART 1 – FINANCIAL INFORMATION
Item 1.  Unaudited Condensed Consolidated Financial Statements

RAMCO-GERSHENSON PROPERTIES TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Income producing properties, at cost:
Land	$392,927	$341,388
Buildings and improvements	1,799,554	1,592,644
Less accumulated depreciation and amortization	(322,290)	(287,177)
Income producing properties, net	1,870,191	1,646,855
Construction in progress and land available for development or sale	59,405	74,655
Net real estate	1,929,596	1,721,510
Equity investments in unconsolidated joint ventures	4,236	28,733
Cash and cash equivalents	7,413	9,335
Restricted cash	8,352	8,163
Accounts receivable (net of allowance for doubtful accounts of $2,684 and $2,292 as of September 30, 2015 and December 31, 2014, respectively)	16,070	11,997
Acquired lease intangibles, net	95,657	77,045
Other assets, net	93,126	91,596
TOTAL ASSETS	$2,154,450	$1,948,379

LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable	$1,103,903	$921,705
Capital lease obligation	1,148	1,828
Accounts payable and accrued expenses	42,295	44,232
Acquired lease intangibles, net	66,551	54,278
Other liabilities	12,112	10,106
Distributions payable	18,842	17,951
TOTAL LIABILITIES	1,244,851	1,050,100

Commitments and Contingencies

Ramco-Gershenson Properties Trust ("RPT") Shareholders' Equity:
Preferred shares, $0.01 par, 2,000 shares authorized: 7.25% Series D Cumulative Convertible Perpetual Preferred Shares, (stated at liquidation preference $50 per share), 1,849 and 2,000 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	$92,427	$100,000
Common shares of beneficial interest, $0.01 par, 120,000 shares authorized, 79,162 and 77,573 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	792	776
Additional paid-in capital	1,155,798	1,130,262
Accumulated distributions in excess of net income	(360,234)	(356,715)
Accumulated other comprehensive loss	(3,888)	(1,966)
TOTAL SHAREHOLDERS' EQUITY ATTRIBUTABLE TO RPT	884,895	872,357
Noncontrolling interest	24,704	25,922
TOTAL SHAREHOLDERS' EQUITY	909,599	898,279

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,154,450	$1,948,379

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
REVENUE
Minimum rent	$47,324	$40,735	$135,002	$114,056
Percentage rent	25	54	396	207
Recovery income from tenants	15,238	12,725	43,522	36,829
Other property income	1,161	1,047	2,870	2,586
Management and other fee income	312	582	1,422	1,528
TOTAL REVENUE	64,060	55,143	183,212	155,206

EXPENSES
Real estate taxes	9,670	7,217	27,791	21,931
Recoverable operating expense	7,234	6,440	21,358	18,338
Other non-recoverable operating expense	1,101	942	2,808	2,626
Depreciation and amortization	22,914	19,178	64,397	60,577
Acquisition costs	267	1,189	574	1,722
General and administrative expense	4,020	5,395	14,368	16,095
Provision for impairment	—	—	2,521	—
TOTAL EXPENSES	45,206	40,361	133,817	121,289

OPERATING INCOME	18,854	14,782	49,395	33,917

OTHER INCOME AND EXPENSES
Other expense, net	(171)	(243)	(362)	(615)
Gain on sale of real estate	4,536	258	8,005	2,930
Earnings (loss) from unconsolidated joint ventures	13,977	455	16,972	(336)
Interest expense	(10,091)	(8,645)	(30,118)	(23,876)
Amortization of deferred financing fees	(389)	(342)	(1,053)	(1,115)
Gain on remeasurement of unconsolidated joint ventures	7,892	—	7,892	117
Gain (loss) on extinguishment of debt	27	—	1,414	(860)
INCOME BEFORE TAX	34,635	6,265	52,145	10,162
Income tax provision	(29)	(2)	(306)	(18)
NET INCOME	34,606	6,263	51,839	10,144
Net income attributable to noncontrolling partner interest	(940)	(180)	(1,416)	(303)
NET INCOME ATTRIBUTABLE TO RPT	33,666	6,083	50,423	9,841
Preferred share dividends	(1,675)	(1,813)	(5,162)	(5,438)
Preferred share conversion costs	—	—	(500)	—
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$31,991	$4,270	$44,761	$4,403

EARNINGS PER COMMON SHARE
Basic	$0.39	$0.06	$0.57	$0.06
Diluted	$0.38	$0.06	$0.57	$0.06

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	79,162	74,840	78,742	70,283
Diluted	85,881	75,080	78,939	70,520

OTHER COMPREHENSIVE INCOME
Net income	$34,606	$6,263	$51,839	$10,144
Other comprehensive (loss) gain:
(Loss) gain on interest rate swaps	(1,661)	1,236	(1,976)	(840)
Comprehensive income	32,945	7,499	49,863	9,304
Comprehensive income attributable to noncontrolling interest (as revised)	(895)	(218)	(1,362)	(274)
COMPREHENSIVE INCOME ATTRIBUTABLE TO RPT (AS REVISED)	$32,050	$7,281	$48,501	$9,030

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
For the Nine Months Ended September 30, 2015
(In thousands)
(Unaudited)

	Shareholders' Equity of Ramco-Gershenson Properties Trust
	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Shareholders’ Equity
Balance, December 31, 2014	$100,000	$776	$1,130,262	$(356,715)	$(1,966)	$25,922	$898,279
Issuance of common shares	—	9	17,101	—	—	—	17,110
Conversion and redemption of OP unit holders	—	—	—	—	—	(1,225)	(1,225)
Conversion of preferred shares	(7,573)	5	7,568	(500)	—	—	(500)
Share-based compensation and other expense, net of shares withheld for employee taxes	—	2	867	—	—	—	869
Dividends declared to common shareholders	—	—	—	(48,033)	—	—	(48,033)
Dividends declared to preferred shareholders	—	—	—	(5,162)	—	—	(5,162)
Distributions declared to noncontrolling interests	—	—	—	—	—	(1,355)	(1,355)
Dividends declared to deferred shares	—	—	—	(247)	—	—	(247)
Other comprehensive income adjustment	—	—	—	—	(1,922)	(54)	(1,976)
Net income	—	—	—	50,423	—	1,416	51,839
Balance, September 30, 2015	$92,427	$792	$1,155,798	$(360,234)	$(3,888)	$24,704	$909,599

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAMCO GERSHENSON PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
OPERATING ACTIVITIES
Net income	$51,839	$10,144
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64,397	60,577
Amortization of deferred financing fees	1,053	1,115
Income tax provision	306	18
(Earnings) loss from unconsolidated joint ventures	(16,972)	336
Distributions received from operations of unconsolidated joint ventures	1,410	1,759
Provision for impairment	2,521	—
(Gain) loss on extinguishment of debt	(1,414)	860
Gain on remeasurement of unconsolidated joint ventures	(7,892)	(117)
Gain on sale of real estate	(8,005)	(2,930)
Amortization of premium on mortgages, net	(1,225)	(791)
Share-based compensation expense	1,340	1,618
Long-term incentive cash compensation (benefit) expense	(400)	1,588
Changes in assets and liabilities:
Accounts receivable, net	(4,073)	(1,953)
Acquired lease intangibles and other assets, net	2,090	2,433
Accounts payable, acquired lease intangibles and other liabilities	(8,415)	2,954
Net cash provided by operating activities	76,560	77,611

INVESTING ACTIVITIES
Acquisition of real estate	$(152,923)	$(263,463)
Development and capital improvements	(42,906)	(56,774)
Net proceeds from sales of real estate	25,375	10,753
Distributions from sale of joint venture property	8,173	—
Increase in restricted cash	(189)	(1,465)
Net cash used in investing activities	(162,470)	(310,949)

FINANCING ACTIVITIES
Proceeds of mortgages and notes payable	$100,000	$175,000
Repayment of mortgages and notes payable	(91,381)	(152,673)
Net proceeds on revolving credit facility	115,000	93,000
Payment of deferred financing costs	(429)	(764)
Proceeds, net of costs, from issuance of common stock	17,110	170,404
Repayment of capitalized lease obligation	(680)	(269)
Redemption or conversion of operating partnership units for cash	(1,225)	(84)
Conversion of preferred shares	(500)	—
Dividends paid to preferred shareholders	(5,300)	(5,438)
Dividends paid to common shareholders	(47,259)	(38,540)
Distributions paid to operating partnership unit holders	(1,348)	(1,267)
Net cash provided by financing activities	83,988	239,369

Net change in cash and cash equivalents	(1,922)	6,031
Cash and cash equivalents at beginning of period	9,335	5,795
Cash and cash equivalents at end of period	$7,413	$11,826

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY
Assumption of debt related to acquisitions	$60,048	$58,634
Revaluation of capital lease obligation	$—	$4,697

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest (net of capitalized interest of $1,054 and $1,606 in 2015 and 2014, respectively)	$29,808	$24,529
Cash paid for federal income taxes	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Organization and Basis of Presentations

Organization

Ramco-Gershenson Properties Trust, together with its subsidiaries (the “Company” or "RPT"), is a real estate investment trust (“REIT”) engaged in the business of owning, developing, redeveloping, acquiring, managing and leasing large multi-anchored shopping centers primarily in a dozen of the largest metropolitan markets in the United States.  As of September 30, 2015, our property portfolio consists of 72 wholly owned shopping centers and one office building comprising approximately 15.5 million square feet.   We also have ownership interests, ranging from 7% to 30%, in four joint ventures that each own a single shopping center.  In addition, we own interests in several land parcels that are available for development or sale. Most of our properties are anchored by supermarkets and/or national chain stores.  The Company’s credit risk, therefore, is concentrated in the retail industry.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and our majority owned subsidiary, the Operating Partnership, Ramco-Gershenson Properties, L.P. (the "OP") (97.3% and 97.2% owned by the Company at September 30, 2015 and December 31, 2014, respectively), and all wholly-owned subsidiaries, including entities in which we have a controlling financial interest.  We have elected to be a REIT for federal income tax purposes.  All intercompany balances and transactions have been eliminated in consolidation.  The information furnished is unaudited and reflects all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.  These condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Reclassifications and Revisions

Certain reclassifications of prior period amounts have been made in the condensed consolidated financial statements and footnotes in order to conform to the current presentation.

In previously filed quarterly reports, the Company erroneously calculated comprehensive income attributable to noncontrolling interest.  Accordingly, the Consolidated Statements of Comprehensive Income have been revised.  The revision resulted in a decrease to previously reported comprehensive income attributable to RPT as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2014
	(in thousands)
Comprehensive income attributable to non controlling interest as previously reported	$(38)	$29
Comprehensive income attributable to non controlling interest as revised	$(218)	$(274)

Comprehensive income attributable to RPT as previously reported	$7,461	$9,333
Comprehensive income attributable to RPT as revised	$7,281	$9,030

There was no impact to the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Shareholders’ Equity or to the Company’s cash position.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board ("FASB") updated Accounting Standards Codification ("ASC") Topic 835 "Interest" with Accounting Standards Update ("ASU") No. 2015-03, "Interest - Imputation of Interest - Simplifying the Presentation of Debt Issuance Costs". ASU 2015-03 modifies the treatment of debt issuance costs from a deferred charge to a deduction of the carrying value of the financial liability. ASU 2015-03 is effective for periods beginning after December 15, 2015, with early adoption permitted and retrospective application. In August 2015, the FASB issued an amendment to ASU 2015-03 pursuant to an SEC staff announcement which addresses the presentation and subsequent measurement of debt issuance costs associated with line of credit arrangements. We are currently assessing the impact the adoption of ASU 2015-03 will have on our consolidated financial statements.

In February 2015, the FASB updated ASC Topic 810 "Consolidation" with ASU 2015-02, "Amendments to the Consolidation Analysis". ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 modifies the evaluation of whether limited partnerships and similar legal entities are Variable Interest Entities ("VIEs") or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that are involved in VIEs, particularly those that have fee arrangements and related party relationships. ASU 2015-02 is effective for annual reporting periods (including interim periods within those periods), beginning after December 15, 2015. Early adoption is permitted. We believe the adoption of this guidance will not have a material effect on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09 "Revenue from Contract with Customers" as a new Topic, ASC Topic 606. The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and it will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new standard, companies will perform a five-step analysis of transactions to determine when and how revenue is recognized. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB ASC. Adoption shall be applied using either a full retrospective or modified retrospective approach. In July, the FASB issued a one year deferral of the effective date making it effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2017 while also providing for early adoption, but not before the original effective date of December 15, 2016. We are currently assessing the impact the adoption of this standard may have on our consolidated financial statements.

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

Land available for development or sale includes real estate projects where vertical construction has yet to commence, but which have been identified by us and are available for future development when market conditions dictate the demand for a new shopping center. The viability of all projects under construction or development, including those owned by unconsolidated joint ventures, is regularly evaluated under applicable accounting requirements, including requirements relating to abandonment of assets or changes in use.  Land available for development or sale was $39.7 million and $48.9 million at September 30, 2015 and December 31, 2014, respectively.

Construction in progress represents existing development, redevelopment and tenant build-out projects.  When projects are substantially complete and ready for their intended use, balances are transferred to land or building and improvements as appropriate.  Construction in progress was $19.7 million and $25.7 million at September 30, 2015 and December 31, 2014, respectively.

The decrease in construction in progress from December 31, 2014 to September 30, 2015 was due primarily to the substantial completion of two redevelopment projects, offset in part by ongoing development, redevelopment and expansion projects across the portfolio.

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

3.  Property Acquisitions and Dispositions

Acquisitions

The following table provides a summary of our acquisition activity for the nine months ended September 30, 2015:

					Gross
Property Name	Location	GLA	Acreage	Date Acquired	Purchase Price	Assumed Debt
		(In thousands)			(In thousands)

Millennium Park	Livonia, MI	273	N/A	08/11/15	$47,000	$—
Spring Meadows - Kroger Building	Holland, OH	51	N/A	08/06/15	4,110	—
Ramco 450 Portfolio - six Income Producing Properties	GA, IL, OH & MD	1,126	N/A	07/21/15	191,090	60,048
Jackson Crossing Shops	Jackson, MI	15	N/A	06/22/15	5,000	—
Petco at West Oaks	Novi, MI	26	N/A	06/10/15	5,500	—
Total consolidated income producing acquisitions		1,491			$252,700	$60,048

Gaines Marketplace	Gaines Township, MI	N/A	1.9	02/12/15	$1,000	$—
Lakeland Park Center	Lakeland, FL	N/A	1.6	01/23/15	475	—
Total consolidated land / outparcel acquisitions			3.5		$1,475	$—

Total Acquisitions		1,491	3.5		$254,175	$60,048

The aggregate fair value of our 2015 acquisitions through September 30, 2015, was allocated and is reflected in the following table in accordance with accounting guidance for business combinations. Some of the purchase price allocations are preliminary and may be adjusted as final costs and valuations are determined:

Allocated Fair Value
(In thousands)
Land	$50,367
Buildings and improvements	183,651
Above market leases	1,014
Lease origination costs	32,683
Other assets	4,256
Below market leases	(16,616)
Premium for above market interest rates on assumed debt	(1,180)
Total purchase price allocated	$254,175
Mortgages notes assumed	(60,048)
RPT's fair value of existing ownership (1)	(41,204)
Net assets acquired	$152,923

 (1) We acquired our partner's 80% interest in six properties owned by the Ramco 450 Venture LLC ("Ramco 450") and our partner's 70% interest in Millennium Park owned by the Ramco/Lion Venture LP ("RLV"). The fair value indicated is net of a credit of $10.6 million we received when we sold our 20% interest in one property owned by Ramco 450 to our partner.

Total revenue and net income for the 2015 acquisitions included in our condensed consolidated statement of operations for the three and nine months ended September 30, 2015 were as follows:

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
	(In thousands)
Total revenue from 2015 acquisitions	$4,763	$4,812
Net income from 2015 acquisitions	$437	$476

Unaudited Proforma Information

If the 2015 Acquisitions had occurred on January 1, 2014, our consolidated revenues and net income for the three and nine months ended September 30, 2015 and 2014 would have been as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Consolidated revenue	$65,619	$61,052	$196,922	$173,418
Consolidated net income available to common shareholders	$32,219	$4,960	$46,212	$6,620

Dispositions

The following table provides a summary of our disposition activity for the nine months ended September 30, 2015:

					Gross
Property Name	Location	GLA	Acreage	Date Sold	Sales Price	Debt Repaid	Gain (Loss) on Sale
		(In thousands)			(In thousands)

Conyers Crossing	Conyers, GA	170	1.3	09/30/15	$9,750	$—	$4,536
Total income producing dispositions		170	1.3		$9,750	$—	$4,536

The Town Center at Aquia - Commercial / Residential Land	Stafford, VA	35	32.8	05/29/15	$13,350	$—	$289
Taylors Square - Outparcel	Taylors, SC	N/A	0.6	04/22/15	250	—	(16)
Target and Shell Oil Parcels	Gaines Township, MI	N/A	11.3	02/12/15	5,150	—	3,196

Total land / outparcel dispositions		35	44.7		$18,750	$—	$3,469
Total consolidated dispositions		205	46.0		$28,500	$—	$8,005

Pursuant to the criteria established under ASC Topic 360 "Property, Plant, and Equipment," we will classify properties as held for sale when executed purchase and sales agreement contingencies have been satisfied thereby signifying that the sale is legally binding and we are able to conclude that the sale of the property within one year is probable. As of September 30, 2015 there were no properties or land classified as held for sale.

With our adoption of ASU 2014-08 dispositions and assets held for sale do not qualify for presentation as Discontinued Operations in the Condensed Consolidated Statements of Operations and Comprehensive Income as they do not represent a strategic shift in our operations and are not considered an individually significant component of our operations.

4.  Equity Investments in Unconsolidated Joint Ventures

We have four joint venture agreements whereby we own between 7% and 30% of the equity in each joint venture. We and the joint venture partners have joint approval rights for major decisions, including those regarding property operations.  We cannot make significant decisions without our partner’s approval.  Accordingly, we account for our interest in the joint ventures using the equity method of accounting.

The combined condensed financial information for our unconsolidated joint ventures is summarized as follows:

Balance Sheets	September 30, 2015	December 31, 2014
	(In thousands)
ASSETS
Income producing properties, net	$112,306	$394,740
Cash, accounts receivable and other assets	7,358	23,102
Total Assets	$119,664	$417,842
LIABILITIES AND OWNERS' EQUITY
Mortgage notes payable (1)	$22,000	$170,194
Other liabilities	2,639	7,625
Owners' equity	95,025	240,023
Total Liabilities and Owners' Equity	$119,664	$417,842

RPT's equity investments in unconsolidated joint ventures	$4,236	$28,733

(1)
Balance as of September 30, 2015 relates to the Chester Springs Shopping Center mortgage with an interest rate of 1.9%. Debt is non-recourse to the venture, subject to carve-outs customary to such types of mortgage financing. Subsequent to September 30, 2015, Chester Springs was sold and the debt was assumed by the buyer. Refer to Note 12 for additional information.

	Three Months Ended September 30,		Nine Months Ended September 30,
Statements of Operations	2015	2014	2015	2014
	(In thousands)
Total revenue	$4,603	$10,425	$25,513	$31,927
Total expenses (1)	3,035	7,012	17,698	31,973
Income (loss) before other income and expense	1,568	3,413	7,815	(46)
Gain on sale of real estate (2)	67,342	—	74,805	740
Interest expense	(537)	(1,820)	(4,131)	(5,511)
Gain on extinguishment of debt	—	—	—	529
Amortization of deferred financing fees	(39)	(77)	(187)	(229)
Net income (loss)	$68,334	$1,516	$78,302	$(4,517)

RPT's share of earnings (loss) from unconsolidated joint ventures	$13,977	$455	$16,972	$(336)

(1)	The higher expenses for the nine months ended September 30, 2014 were due to the demolition of a portion of a center for redevelopment and the commensurate acceleration of depreciation in that period.

(2)	See Dispositions below for details of the transaction.

Acquisitions

There was no acquisition activity in the nine months ended September 30, 2015 by any of our unconsolidated joint ventures.

Dispositions

The following table provides a summary of disposition activity, by our unconsolidated joint ventures, for the nine months ended September 30, 2015

					Gross
Property Name	Location	GLA	Ownership %	Date Sold	Sales Price	Debt Repaid	Gain on Sale (at 100%)
		(In thousands)			(In thousands)
Millennium Park	Livonia, MI	273	30%	08/11/15	$47,000	$29,658	$1,776
Ramco 450 Portfolio - Seven Income Producing Properties	FL, GA, IL, OH, & MD	1,440	20%	07/21/15	291,908	117,959	65,566
Village of Oriole Plaza	Delray Beach, FL	156	30%	03/24/15	27,500	—	7,463
Total unconsolidated joint venture dispositions		1,869			$366,408	$147,617	$74,805

Joint Venture Management and Other Fee Income

We are engaged by our joint ventures to provide asset management, property management, leasing and investing services for such venture’s respective properties.  We receive fees for our services, including a property management fee calculated as a percentage of gross revenues received, and recognize these fees as the services are rendered.

The following table provides information for our fees earned which are reported in our condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Management fees	$251	$379	$1,033	$1,145
Leasing fees	30	160	238	266
Construction fees	31	43	151	117
Total	$312	$582	$1,422	$1,528

5.  Debt

The following table summarizes our mortgages and notes payable and capital lease obligation as of September 30, 2015 and December 31, 2014:

Notes Payable	September 30, 2015	December 31, 2014
	(In thousands)
Senior unsecured notes	$410,000	$310,000
Unsecured term loan facilities	210,000	210,000
Fixed rate mortgages	323,381	354,714
Unsecured revolving credit facility	125,000	10,000
Junior subordinated notes	28,125	28,125
	1,096,506	912,839
Unamortized premium	7,397	8,866
Total notes payable	$1,103,903	$921,705

Capital lease obligation	$1,148	$1,828

We completed the following financing transactions during the nine months ended September 30, 2015 :

•
In September 2015, we executed a $100.0 million private placement of senior unsecured notes. Series A consists of $50.0 million of notes, ten years term at a fixed interest rate of 4.09%, which funded on September 30, 2015. Series B, $25.0 million, nine years fixed interest rate of 4.05% and Series C, $25.0 million, eleven years fixed interest rate of 4.28%, both are expected to fund in November 2015; and

•	In July 2015, we funded the $50.0 million "shelf" facility related to the private placement of debt completed in May 2014. The notes have ten years term at a fixed interest rate of 4.2%.

During the nine months ended September 30, 2015 we had the following mortgage transactions:

•
In conjunction with our acquisition of the Ramco 450 portfolio, we assumed three mortgage loans with principal balances totaling $60.1 million and an average interest rate of 4.1%. In addition, at closing, two additional mortgage loans were repaid totaling $41.7 million, of which our pro rata share was $11.3 million. We recorded a premium of approximately $1.2 million based upon the fair value of the loans on the date they were assumed. The mortgage premiums are being amortized to interest expense over the remaining life of the loans; and

•
We repaid mortgage notes secured by certain properties totaling $86.5 million, with an average weighted interest rate of 5.2%. In conjunction with the mortgage repayments we recognized a gain on extinguishment of debt of approximately $1.4 million as a result of the write off of the associated debt premiums.

In addition, we modified the mortgage secured by the Aquia Town Center Office property. The modification extends the maturity date one year with a fixed rate interest rate of 5.798%. Approximately $1.7 million of existing escrow balances were applied to the principal balance. The modified balance of $12.0 million matures on June 1, 2016 and the loan is interest only.

Our $323.4 million of fixed rate mortgages have interest rates ranging from 2.9% to 7.4% and are due at various maturity dates from June 2016 through June 2026.  Included in fixed rate mortgages at September 30, 2015 and December 31, 2014 were unamortized premium balances related to the fair market value of debt of approximately $7.4 million and $8.9 million, respectively.  The fixed rate mortgages are secured by properties that have an approximate net book value of $406.6 million as of September 30, 2015.

We had net borrowings of $115.0 million under our revolving credit facility during the nine months ended September 30, 2015 with a balance of $125.0 million as of September 30, 2015.  After adjusting for outstanding letters of credit issued under our revolving credit facility, not reflected in the accompanying condensed consolidated balance sheets, totaling $3.5 million we had $221.5 million of availability under our revolving credit facility. The interest rate as of September 30, 2015 was 1.6%.

Our revolving credit facility, term loans and unsecured notes contain financial covenants relating to total leverage, fixed charge coverage ratio, unencumbered assets, tangible net worth and various other calculations.  As of September 30, 2015, we were in compliance with these covenants.

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

The following table presents scheduled principal payments on mortgages and notes payable as of September 30, 2015:

Year Ending December 31,
(In thousands)
2015 (October 1 - December 31)	$878
2016	35,891
2017	129,096
2018	224,132
2019	5,860
Thereafter	700,649
Subtotal debt	1,096,506
Unamortized premium	7,397
Total debt (including unamortized premium)	$1,103,903

It is our intent to repay maturing debt using cash, borrowings under our unsecured line of credit, or other sources of financing.

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

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014.

		Total
	Balance Sheet Location	Fair Value	Level 1	Level 2	Level 3
2015		(In thousands)
Derivative liabilities - interest rate swaps	Other liabilities	$(4,145)	$—	$(4,145)	$—
2014
Derivative assets - interest rate swaps	Other assets	$537	$—	$537	$—
Derivative liabilities - interest rate swaps	Other liabilities	$(2,705)	$—	$(2,705)	$—

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

Fixed rate debt (including variable rate debt swapped to fixed through derivatives) with carrying values of $943.4 million and $874.7 million as of September 30, 2015 and December 31, 2014, respectively, have fair values of approximately $971.0 million and $900.9 million, respectively.  Variable rate debt’s fair value is estimated to be the carrying values of $153.1 million and $38.1 million as of September 30, 2015 and December 31, 2014, respectively.

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

The table below presents the recorded amount of assets at the time they were marked to fair value during nine months ended September 30, 2015 on a nonrecurring basis. We did not have any material liabilities that were required to be measured at fair value on a nonrecurring basis during the period.

Assets	Total Fair Value	Level 1	Level 2	Level 3	Total Impairment
	(In thousands)
Land available for development or sale	$7,501	$—	$—	$7,501	$(2,521)
Total	$7,501	$—	$—	$7,501	$(2,521)

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

7.  Derivative Financial Instruments

We utilize interest rate swap agreements for risk management purposes to reduce the impact of changes in interest rates on our variable rate debt.  On the date we enter into an interest rate swap, the derivative is designated as a hedge against the variability of cash flows that are to be paid in connection with a recognized liability.  Subsequent changes in the fair value of a derivative designated as a cash flow hedge that is determined to be highly effective are recorded in other comprehensive income (“OCI”) until earnings are affected by the variability of cash flows of the hedged transaction.  The differential between fixed and variable rates to be paid or received is accrued, as interest rates change, and recognized currently as interest expense in the condensed consolidated statements of operations.  We assess effectiveness of our cash flow hedges both at inception and on an ongoing basis.   To the extent the Company's cash flow hedges become ineffective, for example, critical terms of the hedging instrument and the debt do not perfectly match such as notional amounts, settlement dates, reset dates and calculation period, changes in the fair values are immediately included in other income and expenses.

At September 30, 2015, we had seven interest rate swap agreements with an aggregate notional amount of $210.0 million that were designated as cash flow hedges.  The agreements provided for swapping one-month LIBOR to fixed interest rates ranging from 1.2% to 2.2% on $210.0 million of unsecured term loans and have expirations ranging from April 2016 to May 2020.

The following table summarizes the notional values and fair values of our derivative financial instruments as of September 30, 2015:

	Hedge	Notional	Fixed	Fair	Expiration
Underlying Debt	Type	Value	Rate	Value	Date
		(In thousands)		(In thousands)
Derivative Liabilities
Unsecured term loan facility	Cash Flow	$75,000	1.2175%	$(406)	04/2016
Unsecured term loan facility	Cash Flow	30,000	2.0480%	(1,071)	10/2018
Unsecured term loan facility	Cash Flow	25,000	1.8500%	(740)	10/2018
Unsecured term loan facility	Cash Flow	5,000	1.8400%	(147)	10/2018
Unsecured term loan facility	Cash Flow	15,000	2.1500%	(666)	05/2020
Unsecured term loan facility	Cash Flow	10,000	2.1500%	(444)	05/2020
Unsecured term loan facility	Cash Flow	50,000	1.4600%	(671)	05/2020
		$210,000		$(4,145)

The effect of derivative financial instruments on our condensed consolidated statements of operations for the nine months ended September 30, 2015 and 2014 is summarized as follows:

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationship	Nine Months Ended September 30,			Nine Months Ended September 30,
	2015	2014		2015	2014
	(In thousands)			(In thousands)

Interest rate contracts - assets	$(111)	$(153)	Interest Expense	$(425)	$(876)
Interest rate contracts - liabilities	395	1,613	Interest Expense	(1,835)	(1,424)
Total	$284	$1,460	Total	$(2,260)	$(2,300)

8.   Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands, except per share data)
Net income	$34,606	$6,263	$51,839	$10,144
Net income attributable to noncontrolling interest	(940)	(180)	(1,416)	(303)
Allocation of income to restricted share awards	(1,361)	(65)	(250)	(162)
Income attributable to RPT	$32,305	$6,018	$50,173	$9,679
Preferred share dividends	(1,675)	(1,813)	(5,162)	(5,438)
Preferred share conversion costs	—	—	(500)	—
Net income available to common shareholders - Basic	$30,630	$4,205	$44,511	$4,241
Addback preferred shares for dilution (1)	1,675	—	—	—
Net income available to common shareholders - Diluted	$32,305	$4,205	$44,511	$4,241

Weighted average shares outstanding, Basic	79,162	74,840	78,742	70,283
Stock options and restricted stock awards using the treasury method	184	240	197	237
Dilutive effect of securities (1)	6,535	—	—	—
Weighted average shares outstanding, Diluted (1)	85,881	75,080	78,939	70,520

Income per common share, Basic	$0.39	$0.06	$0.57	$0.06
Income per common share, Diluted	$0.38	$0.06	$0.57	$0.06

 (1) The assumed conversion of preferred shares is dilutive for the three months ended September 30, 2015. The preferred shares are anti-dilutive for all other periods presented and accordingly, have been excluded from the weighted average common shares used to compute diluted EPS for those periods.

9.  Share-based Compensation Plans

As of September 30, 2015, we have one share-based compensation plan in effect.  The 2012 Omnibus Long-Term Incentive Plan (“2012 LTIP”) under which our compensation committee may grant, subject to the Company’s performance conditions as specified by the compensation committee, restricted shares, restricted share units, options and other awards to trustees, officers and other key employees.  The 2012 LTIP allows us to issue up to 2,000,000 shares of our common stock, units or stock options, of which 1,597,723 remained available for issuance at September 30, 2015.

As of September 30, 2015, we had 298,335 unvested share awards granted under the 2012 LTIP and other plans which terminated when the 2012 LTIP became effective.  These awards have various expiration dates through May 2020.

During the nine months ended September 30, 2015, we had the following activity:

•
granted 150,817 shares of service-based restricted stock that vest over five years. The service-based awards were valued based on our closing stock price as of the grant date and the expense is recognized on a graded vesting basis; and

•
granted performance-based cash units that are earned subject to a future performance measurement based on a three-year shareholder return peer comparison (“TSR Grants”).  If the performance criterion is met, the actual value of the units earned will be determined and 50% of the award will be paid in cash immediately while the balance will be paid in cash the following year.

Pursuant to ASC 718 – Stock Compensation, we determine the grant date fair value of TSR Grants, and any subsequent re-measurements, based upon a Monte Carlo simulation model.  We will recognize the compensation expense ratably over the requisite service period.  We are required to re-value the cash awards at the end of each quarter using the same methodology as was used at the initial grant date and adjust the compensation expense accordingly.  If at the end of the three-year measurement period the performance criteria are not met, compensation expense previously recognized would be reversed.  During the quarter ended September 30, 2015, we recorded a $1.0 million decrease in costs associated with our long-term incentive plans based on our stock price performance relative to a group of our peers during that measurement period. Compensation expense related to the cash awards was a benefit of $0.5 million for the nine months ended September 30, 2015 and $1.6 million of expense for the nine months ended September 30, 2014.

We recognized total share-based compensation expense of $1.3 million and $1.6 million for the nine months ended September 30, 2015 and September 30, 2014, respectively.

As of September 30, 2015, we had $4.1 million of total unrecognized compensation expense related to unvested restricted shares and performance based equity and cash awards.  This expense is expected to be recognized over a weighted-average period of 4.6 years.

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

As of September 30, 2015, we had a federal and state deferred tax asset of $10.7 million and a valuation allowance of $10.7 million.  Our deferred tax assets, such as net operating losses and land basis differences, are reduced by an offsetting valuation allowance where there is uncertainty regarding their realizability. We believe that it is more likely than not that the results of future operations will not generate sufficient taxable income to recognize the deferred tax assets.  These future operations are primarily dependent upon the profitability of our TRSs, including the timing and amounts of gains on land sales, and other factors affecting the results of operations of the TRSs.

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

We recorded income tax provisions of approximately $306,000 and $18,000 for the nine months ended September 30, 2015 and 2014, respectively.

Sales Taxes

We collect various taxes from tenants and remit these amounts, on a net basis, to the applicable taxing authorities.

11.  Commitments and Contingencies

Construction Costs

In connection with the development and expansion of various shopping centers as of September 30, 2015, we had entered into agreements for construction costs of approximately $13.5 million.

Litigation

We are currently involved in certain litigation arising in the ordinary course of business; however, we do not believe that any of this litigation will have a material effect on our consolidated financial statements.

Leases

Operating Leases

We lease office space for our corporate headquarters under an operating lease that expires in August 2019.

Capital Leases

We have a ground lease at Buttermilk Towne Center which we have recorded as a capital lease that expires in December 2032.

We recognized rent and interest expense related to the operating and capital leases of $0.5 million and $0.7 million for the the nine months ended September 30, 2015 and 2014, respectively.

12.  Subsequent Events

We have evaluated subsequent events through the date that the condensed consolidated financial statements were issued.

Subsequent to September 30, 2015 we completed the disposition of our 20% interest in a joint venture asset. Our share of the proceeds, net of the buyers assumption of debt, was approximately $5.7 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Where we say "we", "us", or "our", we usually mean Ramco-Gershenson Properties Trust.

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

Overview

We are a fully integrated, self-administered, publicly-traded equity REIT which owns, develops, redevelops, acquires, manages and leases large multi-anchored shopping centers primarily in a dozen of the largest metropolitan markets in the United States.  As of September 30, 2015, our property portfolio consists of 72 wholly owned shopping centers and one office building comprising approximately 15.5 million square feet. We also have ownership interests, ranging from 7% to 30%, in four joint ventures that each own a single shopping center. In addition, we own interests in three parcels of land available for development and six parcels of land available for sale. Our consolidated portfolio was 94.3% leased at September 30, 2015.

We accomplished the following activity during the nine months ended September 30, 2015:

Operating Activity

For our consolidated properties we reported the following leasing activity:

	Leasing Transactions	Square Footage	Base Rent/SF	Prior Rent/SF	Tenant Improvements/SF	Leasing Commissions/SF
Renewals	151	991,012	$13.05	$12.12	$0.07	$0.18
New Leases - Comparable	20	59,287	18.04	14.60	8.81	2.67
New Leases - Non-Comparable (1)	45	336,777	17.36	N/A	39.23	3.87
Total	216	1,387,076	$14.31	N/A	$9.95	$1.18

(1) Non-comparable lease transactions include leases for space vacant for greater than 12 months, leases for space which has been combined from smaller spaces or demised from larger spaces, and leases structured differently from the prior lease. As a result, there is no prior rent per square foot to compare to the base rent per square foot of the new lease.

Investing Activity

At September 30, 2015, we have eleven redevelopment, expansion or re-anchoring projects in process with an anticipated cost of $80.9 million, of which $52.9 million remains to be invested. Completion for these projects is anticipated over the next 12 - 18 months.

In July 2015, we acquired our partner's 80% interest in six properties held in the Ramco 450 Venture LLC ("Ramco 450"). We consolidated the six properties based upon a value of approximately $191.1 million, together with the assumption of three mortgage loans with unpaid principal balances totaling approximately $60.1 million, plus any related assets and liabilities. Total consideration paid for the properties was approximately $105.8 million, including closing costs. We also sold our 20% interest in one property from the same joint venture to our partner which generated net cash proceeds to us of $10.6 million.

In August 2015, we acquired our partner's 70% interest in one property held in the Ramco/Lion Venture L.P. ("RLV"). We consolidated the property based upon a value of approximately $47.0 million, with total consideration paid of $41.6 million, including approximately $8.7 million of our proportionate share of $29.8 million debt repaid at closing.

As a result of the above transactions, we recognized a gain on remeasurement of unconsolidated joint ventures of $7.9 million.

In addition to the above we completed $16.1 million of acquisitions and $28.5 million of dispositions. Refer to Note 3 for additional information related to acquisitions and dispositions.

Financing Activity

Debt

During the nine months ended September 30, 2015, we issued $100.0 million in senior unsecured notes, repaid $86.5 million in mortgage notes and assumed $60.1 million in mortgage notes related to our acquisitions. Refer to Note 5 for additional information related to our debt.

Equity

Through our controlled equity offering we issued 0.9 million common shares at an average share price of $19.28 and received approximately $17.2 million in net proceeds during the nine months ended September 30, 2015.  As of September 30, 2015, there were 3.1 million shares remaining under this program.

In April 2015, we converted preferred shares with a liquidation preference of $7.6 million into 532,628 common shares pursuant to the terms of the convertible preferred shares prospectus supplement dated April 27, 2011 and incurred conversion costs of approximately $0.5 million.

Land Available for Development or Sale

At September 30, 2015, we had one project in pre-development and two projects where Phase I of the development was completed. The remaining future phases at those projects are in pre-development. We estimate that if we proceed with the development of the projects, up to approximately 550,000 square feet of GLA could be developed, excluding various outparcels of land. It is our policy to start vertical construction on new development projects only after the project has received entitlements, significant anchor commitments and construction financing, if appropriate.

Our development and construction activities are subject to risks such as our inability to obtain the necessary governmental approvals for a project, our determination that the expected return on a project is not sufficient to warrant continuation of the planned development, or our change in plan or scope for the development.  If any of these events occur, we may record an impairment provision.

Accounting Policies and Estimates

Our 2014 Annual Report on Form 10-K contains a description of our critical accounting policies, including initial adoption of accounting policies, revenue recognition and accounts receivable, real estate investment, off balance sheet arrangements, fair value measurements and deferred charges.  For the nine months ended September 30, 2015, there were no material changes to these policies.

Comparison of three months ended September 30, 2015 to 2014

The following summarizes certain line items from our unaudited condensed consolidated statements of operations that we believe are important in understanding our operations and/or those items that have significantly changed in the three months ended September 30, 2015 as compared to the same period in 2014:

	Three Months Ended September 30,
	2015	2014	Dollar Change	Percent Change
	(In thousands)
Total revenue	$64,060	$55,143	$8,917	16.2%
Real estate taxes	9,670	7,217	2,453	34.0%
Operating expenses	8,335	7,382	953	12.9%
Depreciation and amortization	22,914	19,178	3,736	19.5%
General and administrative expense	4,020	5,395	(1,375)	(25.5)%
Gain on sale of real estate	4,536	258	4,278	NM
Earnings from unconsolidated joint ventures	13,977	455	13,522	NM
Interest expense and amortization of deferred financing fees	10,480	8,987	1,493	16.6%
Gain on remeasurement of unconsolidated joint ventures	7,892	—	7,892	NM
Preferred share dividends	1,675	1,813	(138)	(7.6)%

NM - Not meaningful

Total revenue for the three months ended September 30, 2015, increased $8.9 million, or 16.2%, from 2014.  The increase is primarily due to acquisitions completed during the quarter ended September 30, 2015 and in late 2014, as well as the completion of Phase I of Lakeland Park Center offset by $0.9 million related to dispositions.
Real estate tax expense for the three months ended September 30, 2015 increased $2.5 million, or 34.0% and operating expense increased $1.0 million, or 12.9% from 2014, primarily due to our acquisitions.

Depreciation and amortization expense for the three months ended September 30, 2015 increased $3.7 million, or 19.5%, from 2014.  The increase was primarily related to our acquisitions completed during the three months ended September 30, 2015 and late 2014 as well as new development completion and other capital improvements.

General and administrative expense for the three months ended September 30, 2015 decreased $1.4 million or 25.5% from 2014.  The decrease was primarily due to a decrease in costs associated with our long-term incentive plans which are based on our stock price performance relative to a group of our peers and the reversal of long-term compensation expense related to the resignation of our Chief Financial Officer in September 2015.

Gain on sale of real estate was $4.5 million for the three months ended September 30, 2015 and is related to the sale of the Conyers Crossing Shopping Center and an associated land parcel.

Earnings from unconsolidated joint ventures for the three months ended September 30, 2015 increased $13.5 million. The increase was related to the acquisitions during the quarter of our partner's interest in six properties held in the Ramco 450 Venture LLC ("Ramco 450"), the sale of our interest to our partner of one property from Ramco 450 and our acquisition of our partner's interest in one property held in the Ramco/Lion Venture L.P. The sales resulted in a gain to the joint ventures of $67.3 million of which our share was $13.6 million. Refer to Note 4 for additional information regarding unconsolidated joint venture property sales.

Interest expense for the three months ended September 30, 2015 increased $1.5 million from 2014 primarily due to new senior unsecured notes, and higher average loan balances on our revolving credit facility, offset in part by a net reduction in mortgage debt balances and the reversal of default interest related to the modification of mortgage debt on one property. Refer to Note 5 for additional information related to our debt.

Gain on remeasurement of unconsolidated joint ventures for the three months ended September 30, 2015 was $7.9 million, triggered by our acquisition of our partner's interest in seven properties. The gain on remeasurement is calculated based on the difference between the carrying value and the fair value of our previously held equity investment in the properties.

Preferred share dividends decreased $0.1 million, or 7.6% from 2014 due to lower number of outstanding preferred shares after the conversion of shares in April 2015.

Comparison of nine months ended September 30, 2015 to 2014

The following summarizes certain line items from our unaudited condensed consolidated statements of operations that we believe are important in understanding our operations and/or those items that have significantly changed in the nine months ended September 30, 2015 as compared to the same period in 2014:

	Nine Months Ended September 30,
	2015	2014	Dollar Change	Percent Change
	(In thousands)
Total revenue	$183,212	$155,206	$28,006	18.0%
Real estate taxes	27,791	21,931	5,860	26.7%
Operating expenses	24,166	20,964	3,202	15.3%
Depreciation and amortization	64,397	60,577	3,820	6.3%
General and administrative expense	14,368	16,095	(1,727)	(10.7)%
Provision for impairment	2,521	—	2,521	NM
Gain on sale of real estate	8,005	2,930	5,075	NM
Earnings (loss) from unconsolidated joint ventures	16,972	(336)	17,308	5,151.2%
Interest expense and amortization of deferred financing fees	31,171	24,991	6,180	24.7%
Gain on remeasurement of unconsolidated joint ventures	7,892	117	7,775	NM
Gain (loss) on extinguishment of debt	1,414	(860)	2,274	NM
Preferred share dividends and conversion costs	5,662	5,438	224	4.1%

NM - Not meaningful

Total revenue for the nine months ended September 30, 2015, increased $28.0 million, or 18.0%, from 2014.  The increase is primarily due to acquisitions completed during the three months ended September 30, 2015 and in late 2014 and the completion of Phase I of Lakeland Park Center.
Real estate tax expense for the nine months ended September 30, 2015 increased $5.9 million, or 26.7% and operating expense increased $3.2 million, or 15.3% from 2014, primarily due to our acquisitions.

Depreciation and amortization expense for the nine months ended September 30, 2015 increased $3.8 million, or 6.3%, from 2014.  The increase was primarily related to a $10.8 million increase from our acquisitions in 2015 and 2014, new development completion and other capital activities offset by a decrease of $7.0 million related to sold properties and accelerated depreciation for demolition of certain centers undergoing redevelopment in 2014.

General and administrative expense for the nine months ended September 30, 2015 decreased $1.7 million or 10.7% from 2014.  The decrease was primarily due to a decrease in costs associated with our long-term incentive plans which are based on our stock price performance relative to a group of our peers and the reversal of long-term compensation expense related to the resignation of our Chief Financial Officer in September 2015

Impairment provisions of $2.5 million recorded in 2015 relate to adjustments to the sales price assumptions for certain undeveloped land parcels available for sale at a development property that were sold during the second quarter 2015.

Gain on sale of real estate was $8.0 million for the nine months ended September 30, 2015. We recorded a gain of $3.2 million related to the sale of land at Gaines Marketplace and $4.5 million related to the sale of the Conyers Crossing Shopping Center and an associated land parcel.

Earnings from unconsolidated joint ventures for the nine months ended September 30, 2015 increased $17.3 million. In 2015, we recognized gain on sale of nine properties of which our share was approximately $15.9 million. In 2014, we recorded accelerated depreciation expense as a result of the demolition of a portion of centers for redevelopment and additional proceeds related to the

2011 sale of a joint venture property. Refer to Note 4 for additional information regarding unconsolidated joint venture property sales.

Interest expense for the nine months ended September 30, 2015 increased $6.2 million from 2014 primarily due to a new senior unsecured note and higher average loan balances.

Gain on remeasurement of unconsolidated joint ventures for the nine months ended September 30, 2015 was $7.9 million, triggered by our acquisition of our partner's equity interest in seven properties. The gain on remeasurement is calculated based on the difference between the carrying value and the fair value of our previously held equity investment in the properties. In 2014 we recognized a similar gain of $0.1 million.

In 2015 we recorded a $1.4 million gain on extinguishment of debt related to the write-off of debt premiums associated with two mortgages that were repaid compared to a loss on extinguishment of debt of $0.9 million in 2014 related to the write-off of deferred financing costs associated with the early payoff of unsecured term loan debt.

Preferred share dividends and conversion costs increased $0.2 million, or 4.1% from 2014 due to the cost associated with the conversion of shares completed in April 2015 offset by lower dividends paid for the second quarter 2015 due to the lower number of outstanding preferred shares.

Liquidity and Capital Resources

Through our controlled equity offering we issued 0.9 million common shares at an average share price of $19.28 and received approximately $17.2 million in net proceeds during the nine months ended September 30, 2015.  As of September 30, 2015, there were approximately 3.1 million shares remaining under this program.

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

At September 30, 2015, we had $7.4 million in cash and cash equivalents and $8.4 million in restricted cash. Restricted cash was comprised primarily of funds held in escrow to pay real estate taxes, insurance premiums, the conditional sale of a property and certain capital expenditures.

Short-Term Liquidity Requirements

Our short-term liquidity needs are met primarily from rental and recovery income and consist primarily of funds necessary to pay operating expenses associated with our operating properties, interest and scheduled principal payments on our debt, quarterly dividend payments (including distributions to Operating Partnership unit holders ("OP")) and capital expenditures related to tenant improvements and redevelopment activities.  We believe that our retained cash flow from operations along with availability under our revolving credit facility is sufficient to meet these obligations.

Our next scheduled debt maturities are in the second quarter of 2016.  As opportunities arise and market conditions permit, we will continue to pursue the strategy of selling mature properties or non-core assets that no longer meet our investment criteria.  Our ability to obtain acceptable selling prices and satisfactory terms and financing will impact the timing of future sales.  We anticipate using net proceeds from the sale of properties to reduce outstanding debt and support current and future growth initiatives.

Long-Term Liquidity Requirements

Our long-term liquidity needs consist primarily of funds necessary to pay indebtedness at maturity, potential acquisitions of properties, redevelopment of existing properties, the development of land and non-recurring capital expenditures.

As of September 30, 2015, $221.5 million was available to be borrowed under our unsecured revolving credit facility subject to continuing compliance with maintenance covenants that may affect availability.

For the nine months ended September 30, 2015, our cash flows were as follows compared to the same period in 2014:

	Nine Months Ended September 30,
	2015	2014
	(In thousands)
Cash provided by operating activities	$76,560	$77,611
Cash used in investing activities	(162,470)	(310,949)
Cash provided by financing activities	83,988	239,369

Operating Activities

Net cash provided by operating activities decreased $1.1 million in 2015 compared to 2014 primarily due to:

•	Operating income increased $15.5 million as a result of our acquisitions and leasing activity at our shopping centers; offset by

•	an overall increase in accounts receivable and net other assets of $2.5 million;

•	an decrease in accounts payable and other liabilities of approximately $11.5 million;

•	a decrease in long-term and share-based compensation expense of $2.3 million; and

•	an increase in net interest expense of approximately $5.3 million due to higher average loan balances as a result of acquisitions.

Investing Activities

Net cash used in investing activities decreased $148.5 million compared to 2014 primarily due to:

•
in 2015 we had net proceeds from the sale of real estate of $25.4 million offset by cash used of $152.9 million for acquisitions, compared to net proceeds of $10.8 million and cash used for acquisitions of $263.5 million in the comparable period for 2014;

•	in 2015 development and capital improvements decreased $13.9 million from 2014. Additional costs in 2014 related to Phase I of the Lakeland Park Center ground up construction completed in late 2014;

•	In 2015 we had net proceeds from the sale of a joint venture property of $8.2 million;

•	the change in the restricted cash balance decreased $1.3 million compared to 2014.

Financing Activities

Net cash provided by financing activities decreased $155.4 million primarily due to:

•	net increase in debt of $123.6 million in 2015 compared to a net increase of $115.3 million 2014;

•	higher cash dividends to common shareholders by $8.7 million due to the increase in the number of common shares outstanding and a 5.0% increase in our quarterly dividend compared to 2014;

•	repayment of a capital lease obligation of $0.4 million; and

•	decreased proceeds of $153.3 million from common stock issued under our ongoing controlled equity offering.

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

On August 10, 2015, our Board of Trustees declared a quarterly cash dividend distribution of $0.21 per common share paid to common shareholders of record on September 21, 2015, a 5.0% increase from the same period in 2014.  Future dividends will be declared at the discretion of our Board of Trustees.  On an annual basis, we intend to make distributions to shareholders of at least 90% of our REIT taxable income, excluding net capital gains, in order to maintain our qualification as a REIT.  On an annualized basis, our current dividend is above our estimated minimum required distribution.

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

Additionally, we declared a quarterly cash dividend of $0.90625 per preferred share to preferred shareholders of record on September 21, 2015, unchanged from the per share dividend declared for the same period in 2014.

	Nine Months Ended September 30,
	2015	2014
	(In thousands)
Cash provided by operating activities	$76,560	$77,611

Cash distributions to preferred shareholders	$(5,300)	$(5,438)
Cash distributions to common shareholders	(47,259)	(38,540)
Cash distributions to operating partnership unit holders	(1,348)	(1,267)
Total distributions	(53,907)	(45,245)

Surplus	$22,653	$32,366

For the nine months ended September 30, 2015, we issued 0.9 million common shares through our controlled equity offering generating $17.2 million in net proceeds, after sales commissions and fees of $0.3 million.  We used the net proceeds for general corporate purposes including the repayment of debt.  We have registered up to 8.0 million common shares for issuance from time to time, in our sole discretion, through our controlled equity offering sales agreement, of which 3.1 million shares remained unsold as of September 30, 2015.  The shares issued in the controlled equity offering are registered with the Securities and Exchange Commission (“SEC”) on our registration statement on Form S-3 (No. 333-190546).

Debt

At September 30, 2015, we had seven interest rate swap agreements in effect for an aggregate notional amount of $210.0 million converting a portion of our floating rate corporate debt to fixed rate debt.  After taking into account the impact of converting our variable rate debt to fixed rate debt by use of the interest rate swap agreements, at September 30, 2015, we had $153.1 million variable rate debt outstanding.

At September 30, 2015, we had $323.4 million of fixed rate mortgage loans encumbering certain consolidated properties.  For further information on the fixed rate mortgages and other debt, refer to Note 5 of the condensed consolidated financial statements.

We have a $350.0 million unsecured revolving credit facility that had $221.5 million available to be drawn, subject to certain covenants, as of September 30, 2015. For further information on the credit facility and other debt, refer to Note 5 of the condensed consolidated financial statements.

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

As of September 30, 2015, we had four equity investments in unconsolidated joint ventures in which we owned 30% or less of the total ownership interest and accounted for these entities under the equity method. Refer to Note 4 of the notes to the condensed consolidated financial statements for more information.

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

Contractual Obligations

The following are our contractual cash obligations as of September 30, 2015:

	Payments due by period
Contractual Obligations	Total	Less than 1 year (1)	1-3 years	3-5 years	More than 5 years
	(In thousands)
Mortgages and notes payable:
Scheduled amortization	$22,820	$878	$9,431	$5,264	$7,247
Payments due at maturity	1,073,686	—	379,688	102,865	591,133
Total mortgages and notes payable (2)	1,096,506	878	389,119	108,129	598,380
Interest expense (3)	313,848	11,161	116,105	57,164	129,418
Employment contracts	1,709	169	1,540	—	—
Capital lease (4)	1,800	100	300	200	1,200
Operating leases	2,469	154	1,886	429	—
Construction commitments	13,517	13,517	—	—	—
Total contractual obligations	$1,429,849	$25,979	$508,950	$165,922	$728,998

(1)	Amounts represent balance of obligation for the remainder of 2015.

(2)	Excludes $7.4 million of unamortized mortgage debt premium.

(3)	Variable-rate debt interest is calculated using rates at September 30, 2015.

(4)	Includes interest payments associated with the capital lease obligation.

We anticipate that the combination of cash on hand, cash provided from operating activities, the availability under our revolving credit facility ($221.5 million at September 30, 2015 subject to compliance with covenants), our access to the capital markets, and the sale of existing properties will satisfy our expected working capital and capital expenditure requirements through at least the next 12 months.  Although we believe that the combination of factors discussed will provide sufficient liquidity, no assurance can be given.

At September 30, 2015, we did not have any contractual obligations that required or allowed settlement, in whole or in part, with consideration other than cash.

Mortgages and notes payable

See the analysis of our debt included in “Liquidity and Capital Resources”.

Employment Contracts

At September 30, 2015, we had employment contracts with our Chief Executive Officer and Chief Operating Officer that contain minimum guaranteed compensation.  All other employees are subject to at-will employment.

Operating and Capital Leases

We lease office space for our corporate headquarters under an operating lease that expires in August 2019.

We have a capital lease at our Buttermilk Towne Center with the City of Crescent Springs, Kentucky. The lease provides for fixed annual payments of $0.1 million through maturity in December 2032, at which time we can acquire the center for one dollar.

Construction Costs

In connection with the development and expansion of various shopping centers as of September 30, 2015, we have entered into agreements for construction activities with an aggregate cost of approximately $13.5 million.

Planned Capital Spending

We are focused on our core strengths of enhancing the value of our existing portfolio of shopping centers through successful leasing efforts and the completion of our development and redevelopment projects currently in process.

In addition to the construction agreements of approximately $13.5 million we have entered into as of September 30, 2015, we anticipate spending an additional $6.1 million for the remainder of 2015 for development and redevelopment projects, tenant improvements, and leasing costs.  Estimates for future spending will change as new projects are approved.

Disclosures regarding planned capital spending, including estimates regarding timing of tenant openings, capital expenditures and occupancy are forward-looking statements and certain significant factors discussed elsewhere in this document and our other filings with the SEC, including our Annual Report on Form 10-K could cause the actual results to differ materially.

Capitalization

At September 30, 2015 our total market capitalization was $2.4 billion and is detailed below:

(in thousands)
Net debt (including property-specific mortgages, unsecured revolving credit facility, term loans and capital lease obligation net of $7.4 million in cash)	$1,090,241
Common shares, OP units, and dilutive securities based on market price of $15.01 at September 30, 2015	1,223,795
Convertible perpetual preferred shares based on market price of $55.67 at September 30, 2015	102,934
Total market capitalization	$2,416,970

Net debt to total market capitalization	45.1%

Outstanding letters of credit issued under our revolving credit facility totaled approximately $3.5 million at September 30, 2015.

At September 30, 2015, the non-controlling interest in the Operating Partnership represented a 2.66% ownership in the Operating Partnership.  The OP Units may, under certain circumstances, be exchanged for our common shares of beneficial interest on a one-for-one basis.  We, as sole general partner of the Operating Partnership, have the option, but not the obligation, to settle exchanged OP Units held by others in cash based on the current trading price of our common shares of beneficial interest.  Assuming the exchange of all OP Units, there would have been approximately 81,335,274 common shares of beneficial interest outstanding at September 30, 2015, with a market value of approximately $1.2 billion.

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

The following table illustrates the calculations of FFO and Operating FFO:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands, except per share data)
Net income available to common shareholders	$31,991	$4,270	$44,761	$4,403
Adjustments:
Rental property depreciation and amortization expense	22,878	19,106	64,285	60,252
Pro-rata share of real estate depreciation from unconsolidated joint ventures	296	679	1,694	4,123
Gain on sale of depreciable real estate	(3,871)	—	(4,169)	(2,466)
Gain on sale of joint venture depreciable real estate (1)	(13,645)	—	(15,884)	—
Gain on remeasurement of unconsolidated joint ventures (2)	(7,892)	—	(7,892)	(117)
Noncontrolling interest in Operating Partnership (3)	940	180	1,416	303
FFO	$30,697	$24,235	$84,211	$66,498

Provision for impairment on land available for development or sale	$—	$—	$2,521	$—
(Gain ) loss on extinguishment of debt	(27)	—	(1,414)	860
Gain on extinguishment of joint venture debt (1)	—	—	—	(106)
Acquisition costs	267	1,189	574	1,722
Preferred share conversion costs	—	—	500	—
Operating FFO	$30,937	$25,424	$86,392	$68,974

Weighted average common shares	79,162	74,840	78,742	70,283
Shares issuable upon conversion of Operating Partnership Units (3)	2,226	2,250	2,240	2,252
Dilutive effect of securities	184	240	197	237
Subtotal	81,572	77,330	81,179	72,772
Shares issuable upon conversion of preferred shares (4)	6,535	7,005	6,719	7,005
Weighted average equivalent shares outstanding, diluted	88,107	84,335	87,898	79,777

Diluted earnings per share (5)	$0.38	$0.06	$0.57	$0.06
FFO per share adjustments to net income available to common shareholders including preferred share dividends	(0.01)	0.25	0.45	0.84
FFO per share, diluted (6)(7)	$0.37	$0.31	$1.02	$0.90

Per share adjustments to FFO	—	0.01	0.02	0.03
Operating FFO per share, diluted (7)	$0.37	$0.32	$1.04	$0.93

(1)	Amount included in earnings (loss) from unconsolidated joint ventures.

(2)
During the third quarter 2015, we purchased our partner's interest in six properties owned by Ramco 450 Venture LLC and one property owned by Ramco/Lion Venture LP. The total gain of $7.9 million represent the difference between the carrying value and the fair value of our previously held equity investment in the properties.

(3)	The total non-controlling interest reflects OP units convertible 1:1 into common shares.

(4)
Series D convertible preferred shares are paid annual dividends of $6.7 million and are currently convertible into approximately 6.5 million shares of common stock. They are dilutive only when earnings or FFO exceed approximately $0.26 per diluted share per quarter, which was the case for earnings per share ("EPS") for the three months ended September 30, 2015 and FFO for the three and nine months ended September 30, 2015. The conversion ratio is subject to adjustment based upon a number of factors, and such adjustment could affect the dilutive impact of the Series D convertible preferred shares on FFO and earnings per share in future periods.

(5)
The denominator to calculate diluted earnings per share excludes shares issuable upon conversion of Operating Partnership Units for all periods reported and preferred shares for the three months ended September 30, 2014 and the nine months ended September 30, 2015 and 2014.

(6)	Nine Months Ended September 30, 2015 includes $0.04 per share attributable to gain on sale of land at Gaines Marketplace.

(7)
FFO and Operating FFO, per diluted share calculated for the three and nine months ended September 30, 2015 includes the adjustment of $1.7 million and $5.2 million, respectively, in dividends related to convertible preferred shares. FFO and Operating FFO, per diluted share calculated for the three and nine months ended September 30, 2014 includes the adjustment of $1.8 million and $5.4 million respectively, in dividends related to convertible preferred shares.

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

The following is a summary of our wholly owned properties by classification:

	Three Months Ended	Nine Months Ended
Property Designation	September 30, 2015 and 2014	September 30, 2015 and 2014
Same property	57	56
Acquisitions (1)	11	11
Completed developments (1)	1	1
Non-retail properties (2)	1	1
Redevelopment (3)	3	4
Total wholly owned properties	73	73

(1) Properties were not owned in both comparable periods.
(2) Office building.
(3) Properties under construction primarily related to re-tenanting resulting in reduced rental income.

Acquisition and redevelopment properties removed from the pool will not be added until owned and operated or construction is complete for the entirety of both periods being compared.

The following is a reconciliation of our Operating Income to Same Property NOI:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)

Operating income	$18,854	$14,782	$49,395	$33,917

Adjustments:
Management and other fee income	(312)	(582)	(1,422)	(1,528)
Depreciation and amortization	22,914	19,178	64,397	60,577
Acquisition costs	267	1,189	574	1,722
General and administrative expenses	4,020	5,395	14,368	16,095
Provision for impairment	—	—	2,521	—
Properties excluded from pool - Non-Same Center (1)	(11,257)	(5,706)	(27,263)	(11,234)
Non-comparable income/expense adjustments (2)	(2,240)	(2,699)	(5,798)	(5,094)
Same Property NOI	$32,246	$31,557	$96,772	$94,455

Period-end Occupancy percent	93.9%	95.1%	93.9%	95.1%

(1) Includes $8.5 million and $3.1 million for the three months ended September 30, 2015 and 2014, respectively and $19.0 million and $3.0 million for the nine months ended September 30, 2015 and 2014, respectively, for eleven acquisitions during the periods being compared.
(2) Includes adjustments for items that affect the comparability of the same property NOI results. Such adjustments include: straight-line rents, lease termination fee, above/below market rents, public improvement fee income and prior-period recovery income adjustments.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We have exposure to interest rate risk on our variable rate debt obligations.  Based on market conditions, we may manage our exposure to interest rate risk by entering into interest rate swap agreements to hedge our variable rate debt.  We are not subject to any foreign currency exchange rate risk or commodity price risk, or other material rate or price risks.  Based on our debt and interest rates and interest rate swap agreements in effect at September 30, 2015, a 100 basis point change in interest rates would impact our future earnings and cash flows by approximately $1.5 million annually.  We believe that a 100 basis point increase in interest rates would decrease the fair value of our total outstanding debt by approximately $6.6 million at September 30, 2015.

We had interest rate swap agreements with an aggregate notional amount of $210.0 million as of September 30, 2015.  The agreements provided for swapping one-month LIBOR to fixed interest rates ranging from 1.2% to 2.2% and had expirations ranging from April 2016 to May 2020.  The following table sets forth information as of September 30, 2015 concerning our long-term debt obligations, including principal cash flows by scheduled amortization payment and scheduled maturity, weighted average interest rates of maturing amounts and fair market value:

	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
(In thousands)
Fixed-rate debt	$878	$35,891	$129,096	$99,132	$5,860	$672,524	$943,381	$971,008
Average interest rate	5.7%	5.8%	5.5%	3.9%	6.8%	4.2%	4.4%	4.0%
Variable-rate debt	$—	$—	$—	$125,000	$—	$28,125	$153,125	$153,125
Average interest rate	—	—	—	1.6%	—	3.6%	1.9%	1.9%

We estimated the fair value of our fixed rate mortgages using a discounted cash flow analysis, based on borrowing rates for similar types of borrowing arrangements with the same remaining maturity.  Considerable judgment is required to develop estimated fair values of financial instruments.  The table incorporates only those exposures that exist at September 30, 2015 and does not consider those exposures or positions which could arise after that date or firm commitments as of such date.  Therefore, the information presented therein has limited predictive value.  Our actual interest rate fluctuations will depend on the exposures that arise during the period and on market interest rates at that time.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports under the  Securities Exchange Act of 1934, as amended (“Exchange Act”), such as this report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer or the Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the designed control objectives, and therefore management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We carried out an assessment as of September 30, 2015 of the effectiveness of the design and operation of our disclosure controls and procedures.  This assessment was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Accounting Officer (Principal Accounting Officer).  Based on such evaluation, our management, including our Chief Executive Officer and Chief Accounting Officer, concluded that such disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2015.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

Exhibit No.	Description

10.1*	$100 Million Note Purchase Agreement, by Ramco-Gershenson Properties, L.P. dated September 30, 2015
12.1*	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.
31.1*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of CAO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2*	Certification of CAO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
101.INS(1)	XBRL Instance Document.
101.SCH(1)	XBRL Taxonomy Extension Schema.
101.CAL(1)	XBRL Taxonomy Extension Calculation.
101.DEF(1)	XBRL Taxonomy Extension Definition.
101.LAB(1)	XBRL Taxonomy Extension Label.
101.PRE(1)	XBRL Taxonomy Extension Presentation.
____________________________

*	Filed herewith

**	Management contract or compensatory plan or arrangement

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

RAMCO-GERSHENSON PROPERTIES TRUST

Date: October 30, 2015	By: DENNIS GERSHENSON Dennis Gershenson President and Chief Executive Officer (Principal Executive Officer)

Date: October 30, 2015	By: DEBORAH R. CHEEK Deborah R. Cheek Chief Accounting Officer (Principal Accounting Officer)