Form 10-K/A
period 2014-12-31
RAMCO GERSHENSON PROPERTIES TRUST
filed 2016-02-29
CIK 842183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
Form 10-K/A
(Amendment No.1)

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

EXPLANATORY NOTE

Ramco Gershenson Properties Trust is filing this Amendment No. 1 on Form 10-K/A (“Amended 10-K”) to its Annual Report on Form 10-K for the year ended December 31, 2014 (“Original 10-K”) filed with the U.S. Securities and Exchange Commission (“SEC”) on February 27, 2015 to include the financial statements and related notes of Ramco 450 Venture LLC ("Ramco 450"), an unconsolidated joint venture.
We own a 20% non-controlling interest in Ramco 450 and account for the joint venture using the equity method of accounting. Rule 3-09 of Regulation S-X under the Securities Exchange Act of 1934, as amended, provides that if a 50%-or-less-owned person accounted for by the equity method meets the first or third condition of the significant subsidiary tests set forth in Rule 1-02(w) of Regulation S-X, substituting 20% for 10%, separate financial statements for such 50%-or-less-owned person shall be filed. Ramco 450 met the significant subsidiary test described above for our fiscal year ended December 31, 2014, and we have included in this Amended 10-K the required financial statements of Ramco 450 as required by the SEC’s rules. The financial statements of Ramco 450 included herein have been prepared in accordance with generally accepted accounting principles in the United States.
As required by the SEC’s rules, the Original 10-K is being amended by this Amended 10-K to include as exhibits: (i) the consolidated financial statements and related notes of Ramco 450; (ii) the consent of the independent auditor of Ramco 450; and (iii) certifications by our Chief Executive Officer and Chief Accounting Officer. This Amended 10-K does not otherwise update any exhibits as originally filed and does not otherwise reflect events that occurred after the filing date of the Original 10-K.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
b) Exhibits — The exhibit index attached hereto is incorporated by reference under this item.
c) Financial Statements of Unconsolidated Joint Ventures:
The financial statements for Ramco 450 Venture LLC are included as they meet the significant subsidiary definition of S-X 210.1-02(w) for the year ended December 31, 2014. The financial statements are listed as Exhibit 99.1 to this Amendment No. 1.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ramco-Gershenson Properties Trust

Dated:	February 29, 2016	By: /s/ Dennis E. Gershenson
Dennis E. Gershenson,
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit No.

23.1*	Consent of Ernst & Young LLP
31.3*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4*	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.3*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.4*	Certification of Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Ramco 450 Venture LLC Consolidated Financial Statements
* Filed herewith