Form 10-K
period 2015-12-31
RAMCO GERSHENSON PROPERTIES TRUST
filed 2016-02-29
CIK 842183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
(Do not check if small reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [   ]    No [X]

The aggregate market value of the common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2015) was $1,267,495,868. As of February 16, 2016 there were outstanding 79,178,042 shares of Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual meeting of shareholders to be held May 11, 2016 are in incorporated by reference into Part III.

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

General

Ramco-Gershenson Properties Trust is a fully integrated, self-administered, publicly-traded equity real estate investment trust (“REIT”) organized in Maryland.  Our primary business is the ownership and management of large multi-anchored shopping centers primarily in twelve of the largest metropolitan markets in the United States. We aim to own multiple properties in each of these metropolitan areas to leverage our management platform and to operate our centers efficiently in these markets. Our target submarkets are affluent communities where our centers can offer value, convenience and a sense of place to the residents of the trade area.

As of December 31, 2015, our property portfolio consisted of 70 wholly owned shopping centers and one office building comprising approximately 15.3 million square feet.  We also have ownership interests, ranging from 7% to 30%, in four joint ventures, three of which own a single shopping center. Our joint ventures are reported using equity method accounting.  We earn fees from the joint ventures for managing, leasing, and redeveloping the shopping centers they own.  In addition, we own various parcels of land available for development or for sale, the majority of which are adjacent to certain of our existing developed properties.

We conduct substantially all of our business through our operating partnership, Ramco-Gershenson Properties, L.P. (the “Operating Partnership”), a Delaware limited partnership.  The Operating Partnership, either directly or indirectly through partnerships or limited liability companies, holds fee title to all owned properties.  As general partner of the Operating Partnership, we have the exclusive power to manage and conduct the business of the Operating Partnership.  As of December 31, 2015, we owned approximately 97.6% of the interests in the Operating Partnership.  The limited partners are reflected as noncontrolling interests in our financial statements and are generally individuals or entities that contributed interests in certain assets or entities to the Operating Partnership in exchange for units of limited partnership interest (“OP Units”).  The holders of OP units are entitled to exchange them for our common shares on a 1:1 basis or for cash.  The form of payment is at our election.
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

We also own land which is available for development or sale.  At December 31, 2015, we had one project in pre-development and two projects where Phase I of the development was completed. The remaining future phases at those projects are in pre-development. We estimate that if we proceed with the development of the projects, up to approximately 750,000 square feet of gross leasable area ("GLA") could be developed, excluding various outparcels of land. It is our policy to start vertical construction on new development projects only after the project has received entitlements, significant anchor commitments and construction financing, if appropriate.

Our development and construction activities are subject to risks and uncertainties such as our inability to obtain the necessary governmental approvals for a project, our determination that the expected return on a project is not sufficient to warrant continuation of the planned development, or our change in plan or scope for the development.  If any of these events occur, we may record an impairment provision.

Operating Strategies and Significant Transactions

Our operating objective is to maximize the risk-adjusted return on invested capital at our shopping centers.  We seek to do so by increasing the property operating income of our centers, controlling our capital expenditures, monitoring our tenants’ credit risk and taking actions to mitigate our exposure to that tenant credit risk.
During 2015, our consolidated properties reported the following leasing activity:

	Leasing Transactions	Square Footage	Base Rent/SF (1)	Prior Rent/SF	Tenant Improvements/SF	Leasing Commissions/SF
Renewals	202	1,321,966	$13.51	$12.47	$0.10	$0.13
New Leases - Comparable	29	101,669	17.72	15.11	5.79	4.08
New Leases - Non-Comparable (2)	55	371,416	17.05	N/A	36.21	3.66
Total	286	1,795,051	$14.48	N/A	$7.89	$1.09

(1) Base rent represents contractual minimum rent under the new lease for the first 12 months of the term.
(2) Non-comparable lease transactions include leases for space vacant for greater than 12 months, leases for space which has been combined from smaller spaces or demised from larger spaces, and leases structured differently from the prior lease. As a result, there is no comparable prior rent per square foot to compare to the base rent per square foot of the new lease.
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
At December 31, 2015, we had ten redevelopment, expansion or re-anchoring projects in process with an anticipated cost of $76.8 million, of which $51.5 million remained to be invested. Completion dates are anticipated during 2016 and early 2017.

In July 2015, we acquired our partner's 80% interest in six properties held in the Ramco 450 Venture LLC ("Ramco 450") and subsequently own 100% of the related properties. We consolidated the six properties based upon a value of approximately $191.1 million, together with the assumption of three mortgage loans with unpaid principal balances totaling approximately $60.1 million, plus any related assets and liabilities. Total consideration paid for the properties was approximately $105.8 million, including closing costs. As part of the same transaction, we sold our 20% interest in one property owned by the same joint venture to our partner, which generated net cash proceeds to us of $10.6 million. The remaining property in the joint venture was sold to a third party in October 2015, generating net proceeds to us of $5.9 million.

In August 2015, we acquired our partner's 70% interest in one property held in the Ramco/Lion Venture L.P. ("RLV"). We consolidated the property based upon a value of approximately $47.0 million, with total consideration paid of $41.6 million, including approximately $8.7 million of our proportionate share of $29.8 million debt repaid at closing.

As a result of the above transactions, we gained control of the properties and recognized a gain on remeasurement of unconsolidated joint ventures of $7.9 million which represents the difference between the carrying value and the fair value of our previously held equity investment in the properties. Refer to Note 7 for additional information regarding our joint venture activity.

In addition to the above, we completed $16.1 million of acquisitions and $49.8 million of dispositions in 2015. Refer to Note 4 for additional information related to acquisitions and dispositions.

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

Specifically, we completed the following financing transactions:

Debt

During 2015, we issued $150.0 million in senior unsecured notes, repaid $86.5 million in mortgage notes and assumed $60.1 million in mortgage notes related to our acquisitions. Refer to Note 9 for additional information related to our debt.

Equity

Through our controlled equity offering we issued 0.9 million common shares at an average share price of $19.28 and received approximately $17.1 million in net proceeds during the twelve months ended December 31, 2015.  As of December 31, 2015, there were 3.1 million shares remaining under this program.

In April 2015, we converted preferred shares with a liquidation preference of $7.6 million into 532,628 common shares pursuant to the terms set forth in the convertible preferred shares prospectus supplement dated April 27, 2011 and incurred conversion costs of approximately $0.5 million.
As of December 31, 2015 we had net debt to total market capitalization of 42.3% as compared to 35.7%, at December 31, 2014.  At December 31, 2015 and 2014 we had $286.5 million and $335.9 million, respectively, available to draw under our unsecured revolving line of credit.

Competition

See page 6 of Item 1A. “Risk Factors” for a description of competitive conditions in our business.

Environmental Matters

See page 12 of Item 1A. "Risk Factors" for a description of environmental risks for our business.

Employment

As of December 31, 2015, we had 120 full-time employees. None of our employees are represented by a collective bargaining unit. We believe that our relations with our employees are good.

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

Our performance depends on the economic conditions in the markets in which we operate.  In 2015, our wholly-owned properties located in Michigan and Florida accounted for approximately 29%, and 21%, respectively, of our annualized base rent. In 2014 Michigan and Florida accounted for approximately 29% and 23%, respectively. To the extent that market conditions in these or other states in which we operate deteriorate, the performance or value of our properties may be adversely affected.

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

As of December 31, 2015, we received 39.5% of our combined annualized base rents from our top 25 tenants, including our top four tenants:  TJ Maxx/Marshalls (4.1%), Bed Bath & Beyond (2.8%), LA Fitness (2.4%) and Dick's Sporting Goods (2.0%). No other tenant represented more than 2.0% of our total annualized base rent.  The credit risk posed by our major tenants varies.

If any of our major tenants experiences financial difficulties or files for bankruptcy protection, our operating results could be adversely affected.  Bankruptcy filings by our tenants or lease guarantors generally delay our efforts to collect pre-bankruptcy receivables and could ultimately preclude full collection of these sums.  If a tenant rejects a lease, we would have only a general unsecured claim for damages, which may be collectible only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims.  In 2015, no key tenant of ours filed for bankruptcy protection.

Our properties generally rely on anchor tenants to attract customers.  The loss of anchor tenants may adversely impact the performance of our properties.

If any of our anchor tenants becomes insolvent, suffers a downturn in business, abandons occupancy, or decides not to renew its lease, such event would adversely impact the performance of the affected center.  An abandonment or lease termination by an anchor tenant may give other tenants in the same shopping center the right to terminate their leases or pay less rent pursuant to the terms of their leases.  Our leases with anchor tenants may, in certain circumstances, permit them to transfer their leases to other retailers.  The transfer to a new anchor tenant could result in lower customer traffic to the center, which would affect our other tenants.  In addition, a transfer of a lease to a new anchor tenant could give other tenants the right to make reduced rental payments or to terminate their leases.

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

Our operating expenses include, among other items, property taxes, insurance, utilities, repairs, and the maintenance of the common areas of our shopping centers.  We may experience increases in our operating expenses, some or all of which may be out of our control.  Most of our leases require that tenants pay for a share of property taxes, insurance and common area maintenance costs.  However, if any property is not fully occupied or if recovery income from tenants is not sufficient to cover operating expenses, then we could be required to expend our own funds for operating expenses.  In addition, we may be unable to renew leases or negotiate new leases with terms requiring our tenants to pay all the property tax, insurance, and common area maintenance costs that tenants currently pay, which would adversely affect our operating results.

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

No assurance can be given that we will be able to recover the current carrying amount of all of our properties and those of our unconsolidated joint ventures.  There can be no assurance that we will not take charges in the future related to the impairment of our assets. Any future impairment could have a material adverse effect on our results of operations in the period in which the charge is taken.  We recorded an impairment provision of $2.5 million in 2015 related to our real estate properties.  Refer to Note 1 Organization and Summary of Significant Accounting Policies - Accounting for the Impairment of Long-Lived Assets of the notes to the consolidated financial statements for a further information related to impairment provisions.

We do not control all decisions related to the activities of joint ventures in which we are invested, and we may have conflicts of interest with our joint venture partners.

As of December 31, 2015, we had interests in unconsolidated joint ventures that collectively own three shopping centers.  Although we manage the properties owned by these joint ventures, we do not control the decisions for the joint ventures.  Accordingly, we may not be able to resolve in our favor any issues which arise, or we may have to provide financial or other inducements to our joint venture partners to obtain such favorable resolution.

Various restrictive provisions and rights govern sales or transfers of interests in our joint ventures.  We may be required to make decisions as to the purchase or sale of interests in our joint ventures at a time that is disadvantageous to us.  In addition, a bankruptcy filing of one of our joint venture partners could adversely affect us because we may make commitments that rely on our partners to fund capital from time to time.  The profitability of shopping centers held in a joint venture could also be adversely affected by the bankruptcy of one of our joint venture partners if, because of certain provisions of the bankruptcy laws, we were unable to make important decisions in a timely fashion or were to became subject to additional liabilities.

We may invest in additional joint ventures, the terms of which may differ from our existing joint ventures.  In general, we would expect to share the rights and obligations to make major decisions regarding the venture with our partners, which would expose us to the risks identified above.

Our equity investment in each of our unconsolidated joint ventures is subject to impairment testing in the event of certain triggering events, such as a change in market conditions or events at properties held by those joint ventures.  If the fair value of our equity investment is less than our net book value on an other than temporary basis, an impairment charge is required to be recognized under generally accepted accounting principles.  Refer to Note 7 of the notes to the consolidated financial statements for further information related to our equity investments.

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

Our redevelopment activities generally call for a capital commitment and project scope greater than that required to lease vacant space.  To the extent a significant amount of construction is required, we are susceptible to risks such as permitting, cost overruns and timing delays as a result of the lack of availability of materials and labor, the failure of tenants to commit or fulfill their commitments, weather conditions, and other factors outside of our control.  Any substantial unanticipated delays or expenses would adversely affect the investment returns from these redevelopment projects and adversely impact our operating results.

Investing Risks

We face competition for the acquisition and development of real estate properties, which may impede our ability to grow our operations or may increase the cost of these activities.

We compete with many other entities for the acquisition of shopping centers and land suitable for new developments, including other REITs, private institutional investors and other owner-operators of shopping centers.  In particular, larger REITs may enjoy competitive advantages that result from, among other things, a lower cost of capital.  These competitors may increase the market prices we would have to pay in order to acquire properties.  If we are unable to acquire properties that meet our criteria at prices we deem reasonable, our ability to grow will be adversely affected.

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

We are not structured in a manner to generate and retain sufficient cash flow from operations to repay our debt at maturity.  Instead, we expect to refinance our debt by raising equity, debt, or other capital prior to the time that it matures.  As of December 31, 2015, we had $1.1 billion of outstanding indebtedness, net of deferred financing costs, including $1.1 million of capital lease obligations. The availability and price of capital can vary significantly.  If we seek to refinance maturing debt when capital market conditions are restrictive, we may find capital scarce, costly, or unavailable.  Refinancing debt at a higher cost would affect our operating results and cash available for distribution.  The failure to refinance our debt at maturity would result in default and the exercise by our lenders of the remedies available to them, including foreclosure and, in the case of recourse debt, liability for unpaid amounts.
Increases in interest rates may affect the cost of our variable-rate borrowings, our ability to refinance maturing debt, and the cost of any such refinancings.

As of December 31, 2015, we had seven interest rate swap agreements in effect for an aggregate notional amount of $210.0 million converting our floating rate corporate debt to fixed rate debt. In addition we have entered into three forward starting interest rate swap agreements for an aggregate notional amount of $75.0 million. After accounting for these interest rate swap agreements, we had $87.4 million of variable rate debt outstanding, net of deferred financing costs.  Increases in interest rates on our existing indebtedness would increase our interest expense, which would adversely affect our cash flow and our ability to distribute cash to our shareholders.  For example, if market rates of interest on our variable rate debt outstanding as of December 31, 2015 increased by 1.0%, the increase in interest expense on our existing variable rate debt would decrease future earnings and cash flows by approximately $0.9 million annually.  Interest rate increases could also constrain our ability to refinance maturing debt because lenders may reduce their advance rates in order to maintain debt service coverage ratios.

Our mortgage debt exposes us to the risk of loss of property, which could adversely affect our financial condition.

As of December 31, 2015, we had $322.5 million of mortgage debt, net of unamortized deferred financing costs, encumbering our properties.  A default on any of our mortgage debt may result in foreclosure actions by lenders and ultimately our loss of the mortgaged property.  We have entered into mortgage loans which are secured by multiple properties and contain cross-collateralization and cross-default provisions.  Cross-collateralization provisions allow a lender to foreclose on multiple properties in the event that we default under the loan.  Cross-default provisions allow a lender to foreclose on the related property in the event a default is declared under another loan.  For federal income tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage.  If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure but would not receive any cash proceeds.

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

Our outstanding line of credit contains customary restrictions, requirements and other limitations on our ability to incur indebtedness, including limitations on the maximum ratio of total liabilities to assets, the minimum fixed charge coverage, and the minimum tangible net worth.  Our ability to borrow under our line of credit is subject to compliance with these financial and other covenants.  We rely on our ability to borrow under our line of credit to finance acquisition, development, and redevelopment activities and for working capital.  If we are unable to borrow under our line of credit, our financial condition and results of operations would be adversely impacted.

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

During 2015 we issued 0.9 million common shares through our controlled equity offering.  In addition, there were 327,732 shares of unvested restricted common shares and options to purchase 107,165 common shares outstanding at December 31, 2015.

Corporate Risks

The price of our common shares may fluctuate significantly.

The market price of our common shares fluctuates based upon numerous factors, many of which are outside of our control.  A decline in our share price, whether related to our operating results or not, may constrain our ability to raise equity in pursuit of our business objectives.  In addition, a decline in price may affect the perceptions of lenders, tenants, or others with whom we transact.  Such parties may withdraw from doing business with us as a result.  An inability to raise capital at a suitable cost or at any cost, or to do business with certain tenants or other parties, would affect our operations and financial condition.

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

We rely upon information technology network and systems, some of which are managed by third parties, to process, transmit and store electronic information, and to manage and support a variety of business processes and activities. Despite the implementation of security measures and the existence of a Disaster Recovery Plan for our internal information technology systems, our systems are vulnerable to damages from any number of sources, including energy blackouts, natural disasters, terrorism, war, telecommunication failures and cyber security attacks, such as computer viruses or unauthorized access. Any system failure or accident that causes interruptions in our operations could result in a material disruption to our business. We may also incur additional costs to remedy damages caused by such disruptions. Risks that could result from a cyber incident include operational interruption, damage to our relationships with tenants and private data disclosures including, personally identifiable, confidential or proprietary information. Any compromise of our security could result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to our reputation, loss or misuse of the information and a loss of confidence in our security measures, which could harm our business.

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

Our success depends on key personnel whose continued service is not guaranteed.

We depend on the efforts and expertise of our senior management team to manage our day-to-day operations and strategic business direction. While we have retention and severance agreements with certain members of our executive management team that provide for certain payments in the event of a change of control or termination without cause, we do not have employment agreements with all of the members of our executive management team. Therefore, we cannot guarantee their continued service. The loss of their services, and our inability to find suitable replacements, could have an adverse effect on our operations.

Changes in accounting standards may adversely impact our financial results.

The Financial Accounting Standards Board, in conjunction with the SEC, has several key projects on its agenda that could impact how we currently account for material transactions, including lease accounting and other convergence projects with the International Accounting Standards Board. At this time, we are unable to predict with certainty which, if any, proposals may be passed or what level of impact any such proposal could have on the presentation of our consolidated financial statements, results of operations and financial ratios required by our debt covenants.
Item 1B.  Unresolved Staff Comments.
None.

Item 2.  Properties

As of December 31, 2015, we owned and managed a portfolio of 73 shopping centers and one office building with approximately 15.9 million square feet ("SF") of GLA.  Our wholly-owned properties consist of 70 shopping centers and one office building comprising approximately 15.3 million SF.

Property Name	Location City	State	Ownership %	Year Built / Acquired / Redeveloped	Total GLA	% Leased	Average base rent per leased SF (1)	Anchor Tenants (2)
Colorado (3)
Front Range Village	Fort Collins	CO	100%	2008/2014/NA	459,307	95.1%	$19.56
CA Technologies, Inc., Charming Charlie, Cost Plus World Markets, DSW Shoe Warehouse, Microsoft Corporation, Party City, Sports Authority, Sprouts Farmers Market, Staples, Toys "R" Us, Ulta Beauty, (Fort Collins Library), (Lowes), (Target)

Harvest Junction North	Longmont	CO	100%	2006/2012/NA	183,155	100%	16.88	Best Buy, Dick's Sporting Goods, Dollar Tree, DSW Shoe Warehouse, Staples
Harvest Junction South	Longmont	CO	100%	2006/2012/NA	176,960	97.2%	14.79	Bed Bath & Beyond, Marshalls, Michaels, Petco, Ross Dress for Less, (Lowe's)
Florida (16)
Coral Creek Shops	Coconut Creek	FL	100%	1992/2002/NA	109,312	92.7%	17.90	Publix
Cypress Point	Clearwater	FL	100%	1983/2007/NA	167,280	95.3%	12.27	Burlington Coat Factory, Chuck E. Cheese's, The Fresh Market
Lakeland Park Center	Lakeland	FL	100%	2014	210,422	98.1%	13.63	Dick's Sporting Goods, Floor & Décor, Old Navy, PetSmart, Ross Dress for Less, Shoe Carnival, Ulta Beauty
Marketplace of Delray	Delray Beach	FL	100%	1981/2005/2010	241,715	95.8%	13.80	Beall's Outlet, Dollar Tree, Office Depot, Ross Dress for Less, Winn-Dixie
Mission Bay Plaza	Boca Raton	FL	100%	1989/2004/NA	264,704	97.5%	21.27	The Fresh Market, Golfsmith, LA Fitness, OfficeMax, Toys "R" Us
Parkway Shops	Jacksonville	FL	100%	2013/2011/NA	144,114	100%	11.15	Dick's Sporting Goods, Marshalls
River City Marketplace	Jacksonville	FL	100%	2005/2005/NA	557,087	99.1%	17.19
Ashley Furniture HomeStore, Bed Bath & Beyond, Best Buy, Cracker Barrel, Gander Mountain, Michaels, OfficeMax, Old Navy, PetSmart, Ross Dress for Less, Hollywood Theaters, (Lowe's), (Wal-Mart Supercenter)

River Crossing Centre	New Port Richey	FL	100%	1998/2003/NA	62,038	98.5%	12.69	Publix
Rivertowne Square	Deerfield Beach	FL	100%	1980/1998/2010	150,321	88.6%	9.97	Beall's, Winn-Dixie

Property Name	Location City	State	Ownership %	Year Built /Acquired / Redeveloped	Total GLA	% Leased	Average base rent per leased SF (1)	Anchor Tenants (2)
Shoppes of Lakeland	Lakeland	FL	100%	1985/1996/NA	183,842	93.3%	$12.34	Ashley Furniture HomeStore, Dollar Tree, Michaels, Petco, Staples, T.J. Maxx, (Target)
The Crossroads	Royal Palm Beach	FL	100%	1988/2002/NA	121,509	97.2%	15.98	Dollar Tree, Publix, Walgreens
Treasure Coast Commons	Jensen Beach	FL	100%	1996/2004/NA	92,979	100%	12.26	Barnes & Noble, OfficeMax, Sports Authority
Village Lakes Shopping Center	Land O' Lakes	FL	100%	1987/1997/NA	168,751	83.1%	8.64	Beall's Outlet, Dollar Tree, Marshalls, Ross Dress for Less, You Fit Health Club
Village Plaza	Lakeland	FL	100%	1989/2004/NA	158,956	95.1%	11.62	Big Lots, Hobby Lobby, Party City
Vista Plaza	Jensen Beach	FL	100%	1998/2004/NA	109,761	100%	13.59	Bed Bath & Beyond, Michaels, Total Wine & More
West Broward Shopping Center	Plantation	FL	100%	1965/2005/NA	152,973	100%	11.33	Badcock, DD's Discounts, Dollar Tree, Save-A-Lot, US Postal Service, Walgreens
Georgia (4)
Centre at Woodstock	Woodstock	GA	100%	1997/2004/NA	86,748	98.6%	12.04	Publix
Holcomb Center	Roswell	GA	100%	1986/1996/2010	106,003	71.5%	12.58	Studio Movie Grill
Peachtree Hill	Duluth	GA	100%	1986/2007/NA	154,700	98.8%	13.34	Kroger, LA Fitness
Promenade at Pleasant Hill	Duluth	GA	100%	1993/2004/NA	261,808	95.0%	9.67	Farmers Home Furniture, K1 Speed, LA Fitness, Publix
Illinois (5)
Deer Grove Centre	Palatine	IL	100%	1997/2013/2013	237,876	88.1%	8.46	Petco, Ross Dress for Less (4),T.J. Maxx, (Target), Hobby Lobby(4)
Liberty Square	Wauconda	IL	100%	1987/2010/2008	107,427	83.3%	13.70	Jewel-Osco
Market Plaza	Glen Ellyn	IL	100%	1965/2007/2009	163,054	95.1%	15.53	Jewel-Osco, Ross Dress for Less, Staples
Mount Prospect Plaza	Mount Prospect	IL	100%	1962/2013/2013	300,682	89.5%	12.05	Aldi, Dollar Tree, LA Fitness, Marshalls, Petco, Ross Dress for Less, Walgreens
Rolling Meadows Shopping Center	Rolling Meadows	IL	100%	1956/2008/1995	134,012	90.7%	11.50	Dollar Tree, Jewel-Osco, Northwest Community Hospital
Indiana (1)
Merchants' Square	Carmel	IN	100%	1970/2010/2014	248,369	78.6%	12.91	Bang Fitness, Cost Plus, Flix Brewhouse, Hancock Fabrics, Petco, Tuesday Morning, (Marsh Supermarket)
Kentucky (1)
Buttermilk Towne Center	Crescent Springs	KY	100%	2005/2014/NA	277,533	100%	9.22	Field & Stream, Home Depot, LA Fitness, Remke Market
Maryland (1)
Crofton Centre	Crofton	MD	100%	1974/1996/NA	252,230	97.3%	8.29	Gold's Gym, Goodwill, Hibachi Grill & Supreme Buffet, Kmart, Shoppers Food Warehouse, United Tile and Granite
Michigan (22)
Clinton Pointe	Clinton Township	MI	100%	1992/2003/NA	135,330	97.6%	9.66	Famous Footwear, OfficeMax, Planet Fitness, Sports Authority, (Target)
Clinton Valley	Sterling Heights	MI	100%	1977/1996/2009	205,435	98.2%	12.04	DSW Shoe Warehouse, Famous Furniture, Hobby Lobby, Office Depot, OptimEyes

Property Name	Location City	State	Ownership %	Year Built /Acquired / Redeveloped	Total GLA	% Leased	Average base rent per leased SF (1)	Anchor Tenants (2)
Gaines Marketplace	Gaines Township	MI	100%	2004/2004/NA	60,576	100%	$15.94	Staples, (Target), (Meijer)
Hoover Eleven	Warren	MI	100%	1989/2003/NA	280,719	84.5%	11.61	CVS, Dollar Tree, Dress Barn/Dress Barn Woman, Dunham's, Kroger, Marshalls
Hunter's Square	Farmington Hills	MI	100%	1988/2005/NA	353,951	99.1%	16.60	Bed Bath & Beyond, buybuy Baby, Marshalls, Old Navy, T.J. Maxx, Saks Fifth Avenue(4)
Jackson Crossing	Jackson	MI	100%	1967/1996/2002	420,530	92.6%	11.39	Bed Bath & Beyond, Best Buy, Citi Trends, Dollar Tree, Jackson 10 Theater, Kohl's, MC Sporting Goods, T.J. Maxx, Toys "R" Us, Ulta Beauty, (Sears), (Target)
Jackson West	Jackson	MI	100%	1996/1996/1999	209,800	97.7%	7.41	GFS Marketplace, Lowe's, Michaels, OfficeMax, PetSmart
Lakeshore Marketplace	Norton Shores	MI	100%	1996/2003/NA	342,991	96.0%	8.75	Barnes & Noble, Dollar Tree, DSW Shoe Warehouse, Dunham's, Gordmans, Hobby Lobby, Old Navy, Petco, T.J. Maxx, Toys "R" Us, (Target)
Livonia Plaza	Livonia	MI	100%	1988/2003/NA	137,391	98.6%	11.29	Kroger, T.J. Maxx
Millennium Park	Livonia	MI	100%	2000/2005/NA	272,568	100%	14.44	Five Below, Home Depot, Marshalls, Michaels, PetSmart, Ulta Beauty, (Costco), (Meijer)
New Towne Plaza	Canton Township	MI	100%	1975/1996/2005	192,587	99.0%	10.93	DSW Shoe Warehouse, Jo-Ann, Kohl's
Oak Brook Square	Flint	MI	100%	1982/1996/2008	152,073	96.5%	9.57	Dollar Tree, Hobby Lobby, T.J. Maxx
Roseville Towne Center	Roseville	MI	100%	1963/1996/2004	76,998	100%	12.05	CVS, Dollar Tree, Five Below, Marshalls, (Wal-Mart)
Shoppes at Fairlane Meadows	Dearborn	MI	100%	1987/2003/2007	157,225	100%	13.53	Best Buy, Citi Trends, David's Bridal, Dollar Tree, (Burlington Coat Factory), (Target)
Southfield Plaza	Southfield	MI	100%	1969/1996/2003	190,099	100%	8.87	Big Lots, Burlington Coat Factory, Forman Mills
Tel-Twelve	Southfield	MI	100%	1968/1996/2005	523,411	100%	11.27	Best Buy, DSW Shoe Warehouse, Lowe's, Meijer, Michaels, Office Depot, PetSmart, Pier1 Imports
The Auburn Mile 1	Auburn Hills	MI	100%	2000/1999/NA	90,553	100%	11.05	Jo-Ann, Staples, (Best Buy), (Costco), (Meijer), (Target)
The Shops at Old Orchard	West Bloomfield	MI	100%	1972/2007/2011	96,768	100%	18.04	Plum Market, Witbeck Home Appliance
Troy Marketplace	Troy	MI	100%	2000/2005/2010	217,754	100%	17.10	Airtime, Golfsmith, LA Fitness, Nordstrom Rack, PetSmart, Total Hockey, (REI)
West Oaks I	Novi	MI	100%	1979/1996/2004	252,170	95.3%	12.65	Big Lots, David's Bridal, DSW Shoe Warehouse, Gander Mountain, Home Goods & Michaels-Sublease of JLPK-Novi LLC, Old Navy, Party City
West Oaks II	Novi	MI	100%	1986/1996/2000	167,954	97.1%	17.79	Jo-Ann, Marshalls, (Bed Bath & Beyond), (Kohl's), (Toys "R" Us), (Value City Furniture)

Property Name	Location City	State	Ownership %	Year Built /Acquired / Redeveloped	Total GLA	% Leased	Average base rent per leased SF (1)	Anchor Tenants (2)
Winchester Center	Rochester Hills	MI	100%	1980/2005/NA	320,121	95.5%	$10.47	Bed Bath & Beyond, Dick's Sporting Goods, Famous Furniture, Legacy Volleyball Club, Marshalls, Michaels, Party City, PetSmart, Pier 1 Imports, Stein Mart
Minnesota (1)
Woodbury Lakes	Woodbury	MN	100%	2005/2014/NA	305,086	89.7%	22.31	buybuy Baby, Charming Charlie, DSW Shoe Warehouse, Gap, H & M, Michaels, Victoria's Secret (Trader Joe's)
Missouri (4)
Central Plaza	Ballwin	MO	100%	1970/2012/2012	166,431	100%	11.60	buybuy Baby, Five Below, Jo-Ann, OfficeMax, Ross Dress for Less, Tuesday Morning
Deer Creek Shopping Center	Maplewood	MO	100%	1975/2013/2013	208,144	93.6%	10.38	buybuy Baby, GFS Marketplace, Jo-Ann, Marshalls, Ross Dress for Less, Shoe Carnival
Heritage Place	Creve Coeur (St Louis)	MO	100%	1989/2011/2005	269,105	92.5%	13.50	Dierbergs Markets, Marshalls, Office Depot, Petco, T.J. Maxx
Town & Country Crossing	Town & Country	MO	100%	2008/2011/2011	145,830	87.1%	26.25	Whole Foods Market, (Target)
Ohio (8)
Bridgewater Falls	Hamilton	OH	100%		503,502	93.7%	14.07	Bed Bath & Beyond, Best Buy, Dick's Sporting Goods, J.C. Penney, Michaels, Old Navy, Party City, PetSmart, Staples, T.J. Maxx, Ulta Beauty, (Target)
Crossroads Centre 1	Rossford	OH	100%	2001/2001/NA	344,045	98.6%	8.83	Giant Eagle(3), Home Depot, Michaels, T.J. Maxx, Tuesday Morning, (Target)
Deerfield Towne Center	Mason	OH	100%	2004/2013/2013	462,396	91.8%	19.29	Ashley Furniture HomeStore, Bed Bath & Beyond, buybuy Baby, Charming Charlie's, Dick's Sporting Goods, Regal Cinemas, Ulta Beauty, Whole Foods Market, Crunch Fitness
Olentangy Plaza	Columbus	OH	100%	1981/2007/1997	253,204	94.9%	11.25	Eurolife Furniture, Marshalls, Metro Fitness, Micro Center, Columbus Asia Market-Sublease of SuperValu, Tuesday Morning
Rossford Pointe	Rossford	OH	100%	2006/2005/NA	47,477	100%	10.20	MC Sporting Goods, PetSmart
Spring Meadows Place	Holland	OH	100%	1987/1996/2005	311,396	81.9%	10.79	Ashley Furniture HomeStore, Big Lots, Dollar Tree, Guitar Center, OfficeMax, Party City, PetSmart, T.J. Maxx, (Best Buy), (Dick's Sporting Goods), (Sam's Club), (Target)
The Shops on Lane Avenue	Upper Arlington	OH	100%	1952/2007/2004	169,035	92.3%	22.00	Bed Bath & Beyond, Pier 1 Imports, Ulta, Whole Foods Market
Troy Towne Center (5)	Troy	OH	100%	1990/1996/2003	144,485	96.5%	7.23	Kohl's, Petco, (Wal-Mart Supercenter)

Property Name	Location City	State	Ownership %	Year Built /Acquired / Redeveloped	Total GLA	% Leased	Average base rent per leased SF (1)	Anchor Tenants (2)
Wisconsin (4)
East Town Plaza	Madison	WI	100%	1992/2000/2000	208,472	82.3%	$9.79	Burlington Coat Factory, DSW Shoe Warehouse, Jo-Ann, Kirkland's Home, Marshalls, Party City, Ulta Beauty, (Shopko), (Babies "R" Us)
Nagawaukee Center	Delafield	WI	100%	1994/2012-13/NA	219,538	97.4%	14.15	Kohl's, Marshalls, Sports Authority, (Sentry Foods)
The Shoppes at Fox River	Waukesha	WI	100%	2009/2010/2011	237,392	100%	14.48	Hobby Lobby, Petco, Pick 'n Save, T.J. Maxx, Ulta Beauty, (Target)
West Allis Towne Centre	West Allis	WI	100%	1987/1996/2011	326,265	92.6%	8.93	Burlington Coat Factory, Citi Trends, Dollar Tree, Harbor Freight Tools, Kmart, Lumber Liquidators, Party City, Ross Dress for Less, Xperience Fitness

WHOLLY OWNED SHOPPING CENTERS TOTAL/AVERAGE					15,224,435	94.7%	$13.22
Virginia (1)
The Town Center at Aquia Office	Stafford	VA	100%	1989/1998/2009	99,393	65.0%	26.34	Cask Technologies, Davis Defense Group

CONSOLIDATED PORTFOLIO / AVERAGE					15,323,828	94.6%	$13.28

JOINT VENTURE PORTFOLIO

Kissimmee West	Osceola	FL	7%	2005/2005/NA	115,586	97.2%	$12.69	Jo-Ann, Marshalls, (Super Target)
Nora Plaza	Marion	IN	7%	1958/2007/2002	139,753	94.3%	13.92	Firestone, Marshalls, Whole Foods Market, (Target)
Martin Square	Martin	FL	30%	1981/2005/NA	330,134	85.6%	6.64	Home Depot, Old Time Pottery, Paradise Home & Patio, Staples, Walgreens
Total/Average					585,473	90.0%	$9.75
CONSOLIDATED AND JV PORTFOLIO TOTAL / AVERAGE					15,909,301	94.4%	$13.16

Footnotes
(1)  Average base rent per leased SF is calculated based on annual minimum contractual base rent pursuant to the tenant lease, excluding percentage rent, recovery income from tenants, and is net of tenant concessions. Percentage rent and recovery income from tenants is presented separately in our consolidated statements of operations and comprehensive income (loss) statement.
(2) Anchor tenant is defined as any tenant leasing 10,000 square feet or more. Tenants in parenthesis represent non-company owned GLA.
(3)  Tenant closed - lease obligated.
(4) Space delivered to tenant.
(5) Center sold subsequent to December 31, 2015 in February 2016.
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

Major Tenants
The following table sets forth as of December 31, 2015 the GLA, of our existing properties leased to tenants for our wholly owned properties portfolio:

Type of Tenant	Annualized Base Rent	% of Total Annualized Base Rent	GLA (2)	% of Total GLA (2)
Anchor (1)	$110,167,972	57.6%	10,807,484	70.5%
Retail (non-anchor)	81,085,431	42.4%	4,516,344	29.5%
Total	$191,253,403	100%	15,323,828	100%

(1) Anchor tenant is defined as any tenant leasing 10,000 square feet or more.
(2) GLA owned directly by us or our unconsolidated joint ventures.

The following table depicts, as of December 31, 2015, information regarding leases with the 25 largest retail tenants (in terms of annualized base rent) for our wholly owned properties portfolio:

Tenant Name	Credit Rating S&P/Moody's (1)	Number of Leases	GLA	% of Total GLA	Total Annualized Base Rent	Annualized Base Rent PSF	% of Annualized Base Rent
TJX Companies (2)	A+/A2	27	836,570	5.5%	$7,909,159	$9.45	4.1%
Bed Bath & Beyond (3)	BBB+/Baa1	16	466,700	3.1%	5,273,035	11.30	2.8%
LA Fitness	B/B2	6	252,000	1.6%	4,501,820	17.86	2.4%
Dick's Sporting Goods (4)	--/--	7	353,764	2.3%	3,825,418	10.81	2.0%
Office Depot (5)	B-/B2	11	262,801	1.7%	3,287,371	12.51	1.7%
Ascena Retail (6)	BB/Ba2	29	162,384	1.1%	3,197,068	19.69	1.7%
Home Depot	A/A2	3	354,295	2.3%	3,047,250	8.60	1.6%
Petsmart	B+/--	10	208,863	1.4%	3,040,114	14.56	1.6%
Michaels Stores	-/B2	11	250,321	1.6%	2,871,807	11.47	1.5%
ULTA Salon	--/--	12	125,025	0.8%	2,829,856	22.63	1.5%
DSW Designer Shoe Warehouse	--/--	9	169,773	1.1%	2,814,845	16.58	1.5%
Dollar Tree	BB/Ba2	28	292,943	1.9%	2,814,369	9.61	1.5%
Best Buy	BB+/Baa1	6	201,895	1.3%	2,758,634	13.66	1.4%
Hobby Lobby	--/--	7	395,310	2.6%	2,716,021	6.87	1.4%
Regal Cinemas	B+/B1	2	119,080	0.8%	2,468,623	20.73	1.3%
Jo-Ann Fabric and Craft Stores	B/B3	6	198,947	1.3%	2,429,479	12.21	1.3%
Ross Stores (7)	A-/A3	12	307,232	2.0%	2,428,890	7.91	1.3%
Petco (8)	B/B3	11	160,366	1.0%	2,368,568	14.77	1.2%
Whole Foods	BBB-/Baa3	3	118,879	0.8%	2,342,617	19.71	1.2%
Kohl's	BBB/Baa1	6	363,081	2.4%	2,292,253	6.31	1.2%
Burlington Coat Factory	BB-/--	4	277,315	1.8%	2,285,421	8.24	1.2%
Gap, Inc.(9)	BBB-/Baa2	9	131,575	0.9%	2,080,859	15.82	1.1%
Gander Mountain	--/--	2	142,354	0.9%	1,994,898	14.01	1.0%
Sports Authority	--/Caa3	4	172,705	1.1%	1,989,264	11.52	1.0%
Lowe's Home Centers	A-/A3	2	270,394	1.8%	1,919,646	7.10	1.0%

Sub-Total top 25 tenants		243	6,594,572	43.1%	$75,487,285	$11.45	39.5%

Remaining tenants		1,358	7,806,691	50.9%	115,766,119	14.83	60.5%

Sub-Total all tenants		1,601	14,401,263	94.0%	$191,253,404	$13.28	100%

Leased / Vacant		240	922,565	6.0%	N/A	N/A	N/A

Total including vacant		1,841	15,323,828	100%	$191,253,404	N/A	100%

(1) Source: Latest Company filings, as of December 31, 2015, per CreditRiskMonitor.
(2) Marshalls (15) / TJ Maxx (12)
(3) Bed Bath & Beyond (9) / Buy Buy Baby (5) / Cost Plus World Market (2)
(4) Dick's Sporting Goods (6) / Field & Stream (1)
(5) OfficeMax (7) / Office Depot (4)
(6) Ann Taylor (3) / Catherine's (3) / Dress Barn (6) / Justice (5) / Lane Bryant (6) / Maurice's (6)
(7) Ross Dress for Less (11) / DD's Discounts (1)
(8) Petco (10) / Unleashed (1)
(9) Old Navy (6) / Gap (2) / Banana Republic / (1)

Lease Expirations

The following tables set forth a schedule of lease expirations, for our wholly owned portfolio, for the next ten years and thereafter, assuming that no renewal options are exercised:

ALL TENANTS

Expiring Leases As of December 31, 2015
Year	Number of Leases	GLA (1)	Average Annualized Base Rent	Total Annualized Base Rent (2)	% of Total Annualized Base Rent
			(per square foot)
(3)	46	148,856	$10.01	$1,490,750	0.7%
2016	236	1,164,981	14.40	16,780,738	6.7%
2017	258	1,590,652	14.81	23,565,221	14.6%
2018	258	1,420,174	15.58	22,126,998	12.9%
2019	191	1,424,017	13.99	19,924,036	10.3%
2020	184	1,556,763	12.67	19,724,988	9.7%
2021	122	1,552,029	12.31	19,098,606	7.9%
2022	58	880,516	12.07	10,626,087	5.8%
2023	73	1,168,594	12.60	14,724,454	5.8%
2024	52	768,750	11.40	8,761,993	7.8%
2025	50	805,162	13.41	10,795,112	4.6%
2026	28	727,642	12.27	8,926,361	4.0%
2027+	45	1,193,127	12.33	14,708,059	9.2%
Sub-Total	1,601	14,401,263	$13.28	$191,253,403	100%
Leased (4)	9	87,985	N/A	N/A	N/A
Vacant	231	834,580	N/A	N/A	N/A
Total	1,841	15,323,828	$13.28	$191,253,403	100%

 ANCHOR TENANTS (greater than or equal to 10,000 square feet)

Expiring Anchor Leases As of December 31, 2015
Year	Number of Leases	GLA (1)	Average Annualized Base Rent	Total Annualized Base Rent (2)	% of Total Annualized Base Rent
			(per square foot)
(3)	3	47,010	$6.23	$293,000	0.3%
2016	22	604,072	9.41	5,683,463	5.2%
2017	41	977,791	11.24	10,988,911	10.0%
2018	34	824,684	11.56	9,530,471	8.7%
2019	31	890,899	10.09	8,991,994	8.2%
2020	35	1,093,586	9.35	10,220,929	9.3%
2021	47	1,302,629	10.68	13,916,454	12.6%
2022	24	755,265	10.42	7,873,216	7.1%
2023	28	924,225	10.46	9,665,271	8.8%
2024	20	640,133	9.77	6,252,221	5.7%
2025	20	647,675	11.46	7,424,425	6.6%
2026	13	668,377	11.02	7,366,643	6.7%
2027+	21	1,095,603	10.92	11,960,974	10.8%
Sub-Total	339	10,471,949	$10.52	$110,167,972	100%
Leased (4)	3	63,934	N/A	N/A	N/A
Vacant	16	271,601	N/A	N/A	N/A
Total	358	10,807,484	$10.52	$110,167,972	100%

(1) GLA owned directly by us or our unconsolidated joint ventures.
(2) Annualized Base Rent is based upon rents currently in place.
(3) Tenants currently under month to month lease or in the process of renewal.
(4) Lease has been executed, but space has not yet been delivered.

NON-ANCHOR TENANTS (less than 10,000 square feet)

Expiring Non-Anchor Leases As of December 31, 2015
Year	Number of Leases	GLA (2)	Average Annualized Base Rent	Total Annualized Base Rent (1)	% of Total Annualized Base Rent
			(per square foot)
(3)	43	101,846	$11.76	$1,197,750	1.5%
2016	214	560,909	19.78	11,097,275	13.7%
2017	217	612,861	20.52	12,576,310	15.5%
2018	224	595,490	21.15	12,596,527	15.5%
2019	160	533,118	20.51	10,932,042	13.5%
2020	149	463,177	20.52	9,504,059	11.7%
2021	75	249,400	20.78	5,182,152	6.4%
2022	34	125,251	21.98	2,752,871	3.4%
2023	45	244,369	20.70	5,059,183	6.2%
2024	32	128,617	19.51	2,509,772	3.1%
2025	30	157,487	21.40	3,370,687	4.2%
2026	15	59,265	26.32	1,559,718	1.9%
2027+	24	97,524	28.17	2,747,085	3.4%
Sub-Total	1,262	3,929,314	$20.64	$81,085,431	100%
Leased (4)	6	24,051	N/A	N/A	N/A
Vacant	215	562,979	N/A	N/A	N/A
Total	1,483	4,516,344	$20.64	$81,085,431	100%

(1) GLA owned directly by us or our unconsolidated joint ventures.
(2) Annualized Base Rent is based upon rents currently in place.
(3) Tenants currently under month to month lease or in the process of renewal.
(4) Lease has been executed, but space has not yet been delivered.

Land Available for Development and/or Sale

At December 31, 2015, we had one project in pre-development and two projects where Phase I of the development was completed. The remaining future phases at those projects are in pre-development. We estimate that if we proceed with the development of the projects, up to approximately 750,000 square feet of GLA could be developed, excluding various outparcels of land. It is our policy to start vertical construction on new development projects only after the project has received entitlements, significant anchor commitments and construction financing, if appropriate.

Our development and construction activities are subject to risks and uncertainties such as our inability to obtain the necessary governmental approvals for a project, our determination that the expected return on a project is not sufficient to warrant continuation of the planned development, or our change in plan or scope for the development.  If any of these events occur, we may record an impairment provision.

During 2015, we recorded an impairment provision of $2.5 million.  We recorded impairment provisions of $23.3 million and $0.3 million in 2014 and 2013, respectively, related to developable land that we decided to market for sale. Refer to Note 1 Organization and Summary of Significant Accounting Policies - Accounting for the Impairment of Long-Lived Assets of the notes to the consolidated financial statements for a further information related to impairment provisions.

Insurance

Our tenants are generally responsible under their leases for providing adequate insurance on the spaces they lease. In addition we believe our our properties are adequately covered by commercial general liability, fire, flood, terrorism, environmental, and where necessary, hurricane and windstorm insurance coverages, which are all provided by reputable companies, with commercially reasonable exclusions, deductibles and limits.

Item 3. Legal Proceedings

We are currently involved in certain litigation arising in the ordinary course of business.
Item 4. Mine Safety Disclosures

Not Applicable

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common shares are currently listed and traded on the New York Stock Exchange (“NYSE”) under the symbol “RPT”.  On February 16, 2016, the closing price of our common shares on the NYSE was $16.85.

Shareholder Return Performance Graph

The following line graph sets forth the cumulative total return on a $100 investment (assuming the reinvestment of dividends) in each of our common shares, the NAREIT Equity Index, and the S&P 500 Index for the period December 31, 2010 through December 31, 2015.  The stock price performance shown is not necessarily indicative of future price performance.

 The following table depicts high/low closing prices and dividends declared per share for each quarter in 2015 and 2014:

	Stock Price
Quarter Ended	High	Low	Dividends
December 31, 2015	$16.80	$16.61	$0.21000	(1)
September 30, 2015	$15.15	$14.92	$0.21000
June 30, 2015	$16.44	$16.19	$0.20000
March 31, 2015	$18.85	$18.57	$0.20000

December 31, 2014	$18.99	$15.86	$0.20000	(2)
September 30, 2014	$17.35	$16.25	$0.20000
June 30, 2014	$17.03	$15.94	$0.18750
March 31, 2014	$16.76	$15.35	$0.18750

(1)  Paid on January 4, 2016
(2)  Paid on January 2, 2015

Holders

The number of holders of record of our common shares was 1,395 at February 16, 2016.  A substantially greater number of holders are beneficial owners whose shares of record are held by banks, brokers and other financial institutions.
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

Distributions on our 7.25% Series D Cumulative Convertible Perpetual Preferred Shares declared in 2015 totaled $3.625 per share.  We do not believe that the preferential rights available to the holders of our preferred shares or the financial covenants contained in our debt agreements had or will have an adverse effect on our ability to pay dividends in the normal course of business to our common shareholders or to distribute amounts necessary to maintain our qualification as a REIT.

For information on our equity compensation plans as of December 31, 2015, refer to Item 12 of Part III of this report and Note 16 of the notes to the consolidated financial statements for further information regarding our share-based compensation and other benefit plans.

Item 6. Selected Financial Data

The following table sets forth our selected consolidated financial data and should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included elsewhere in this report.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share)
Operating Data:
Total revenue	$251,790	$218,363	$170,068	$125,225	$114,386
Operating income	65,497	23,330	35,460	30,385	942
Income (loss) from continuing operations	66,895	(2,412)	8,371	7,171	(29,418)
Gain on sale of depreciable real estate	13,529	10,022	2,120	336	7,197
Gain on sale of land	4,041	835	4,279	69	2,440
Net income (loss)	66,895	(2,412)	11,462	7,092	(28,500)
Net (income) loss attributable to noncontrolling partner interest	(1,786)	48	(465)	112	1,742
Preferred share dividends	(6,838)	(7,250)	(7,250)	(7,250)	(5,244)
Net income (loss) available to common shareholders	57,771	(9,614)	3,747	(46)	(32,002)
Earnings (loss) per common share, basic
Continuing operations	$0.73	$(0.14)	$0.01	$—	$(0.85)
Discontinued operations	—	—	0.05	—	0.01
Basic Earnings (loss)	$0.73	$(0.14)	$0.06	$—	$(0.84)
Earnings (loss) per common share, diluted
Continuing operations	$0.73	$(0.14)	$0.01	$—	$(0.85)
Discontinued operations	—	—	0.05	—	0.01
Diluted earnings (loss)	$0.73	$(0.14)	$0.06	$—	$(0.84)
Weighted average shares outstanding:
Basic	78,848	72,118	59,336	44,101	38,466
Diluted	79,035	72,118	59,728	44,101	38,466

Cash dividends declared per RPT preferred share	$0.004	$0.004	$0.004	$0.004	$—
Cash dividends declared per RPT common share	$0.8200	$0.7750	$0.7115	$0.6600	$0.6530
Cash distributions to RPT preferred shareholders	$6,977	$7,250	$7,250	$7,250	$3,432
Cash distributions to RPT common shareholders	$63,972	$54,149	$40,108	$28,333	$25,203

Balance Sheet Data (at December 31):
Investment in real estate (before accumulated depreciation)	2,184,481	1,934,032	1,625,217	1,119,171	996,908
Total assets	2,128,671	1,944,332	1,645,735	1,159,218	1,043,258
Total notes payable, net	1,083,711	917,658	746,661	535,208	512,947
Total liabilities	1,222,334	1,046,053	847,775	599,386	562,084
Total RPT shareholders' equity	884,223	872,357	770,097	529,783	449,075
Noncontrolling interest	22,114	25,922	27,863	30,049	32,099
Total shareholders' equity	906,337	898,279	797,960	559,832	481,174

Other Data:
Funds from operations ("FFO") available to common shareholders (1)	$119,556	$70,324	$79,861	$47,816	$29,509
Net cash provided by operating activities	105,158	110,592	85,583	62,194	44,703
Net cash used in investing activities	(154,333)	(315,723)	(355,752)	(173,210)	(79,747)
Net cash provided by financing activities	46,484	208,671	271,731	103,094	37,024

(1) Under the NAREIT definition, FFO represents net income available to common shareholders (computed in accordance with accounting principles generally accepted in the United States of America (“GAAP”), excluding gains (losses) from sales of depreciable property and impairment provisions on depreciable property or on equity investments in depreciable property plus real estate related depreciation and amortization (excluding amortization of financing costs), and adjustments for unconsolidated partnerships and joint ventures.   See “Funds From Operations” in Item 7 for a discussion of FFO and a reconciliation of FFO to net income.

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

At December 31, 2015, we owned and managed, either directly or through our interest in real estate joint ventures, a total of 73 shopping centers and one office building, with approximately 15.9 million square feet of gross leasable area owned by us and our joint ventures.  We also own various parcels of land available for development or for sale, the majority of which are adjacent to certain of our existing developed properties.

We are predominantly a community shopping center company with a focus on managing and adding value to our portfolio of centers that are primarily multi-anchored by grocery stores and/or nationally recognized discount department stores.  We believe that centers with a grocery and/or discount component attract consumers seeking value-priced products.  Since these products are required to satisfy everyday needs, customers often visit the centers on a weekly basis.  Over half of our shopping centers are anchored by tenants that sell groceries.  Supermarket anchor tenants in our centers include, among others, Publix Super Market, Whole Foods, Kroger and Sprouts.  National chain anchor tenants in our centers include, among others, TJ Maxx/Marshalls, Bed Bath and Beyond, Home Depot and Dick's Sporting Goods.

Our shopping centers are primarily located in a number of the largest metropolitan markets in the central United States.  Our focus on these markets has enabled us to develop a thorough understanding of their unique characteristics. Throughout our primary regions, we have concentrated a number of centers in reasonable proximity to each other in order to achieve efficiencies in management, leasing and acquiring new properties.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP.  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.  Our estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.

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
Acquisitions

Acquisitions of properties are accounted for utilizing the acquisition method and, accordingly, the results of operations of an acquired property are included in our results of operations from the date of acquisition.  Estimates of fair values are based upon future cash flows and other valuation techniques in accordance with our fair value measurements policy, which are used to allocate the purchase price of acquired property among land, buildings on an “as if vacant” basis, tenant improvements, identifiable intangibles and any gain on purchase.  Identifiable intangible assets and liabilities include the effect of above-and below-market leases, the value of having leases in place (“as-is” versus “as if vacant” and absorption costs), other intangible assets such as assumed tax increment revenue bonds and out-of-market assumed mortgages.  Depreciation and amortization are computed using the straight-line method over the estimated useful lives of 40 years for buildings, and over the remaining terms of any intangible asset contracts and the respective tenant leases, which may include bargain review options. The impact of these estimates, including incorrect estimates in connection with acquisition values and estimated useful lives, could result in significant differences related to the purchased assets, liabilities and subsequent depreciation or amortization expense. For more information, refer to Note 1, Organization and Summary of Significant Accounting Policies - Real Estate of the notes to the consolidated financial statements.
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

We recognize an impairment of an investment in real estate when the estimated discounted or undiscounted cash flow is less than the net carrying value of the property.  If it is determined that an investment in real estate is impaired, then the carrying value is reduced to the estimated fair value as determined by cash flow models and discount rates or comparable sales in accordance with our fair value measurement policy. Refer to Note 1 Organization and Summary of Significant Accounting Policies - Accounting for the Impairment of Long-Lived Assets for further information regarding impairment provisions.

Results of Operations
Comparison of the Year Ended December 31, 2015 to the Year Ended December 31, 2014
The following summarizes certain line items from our audited statements of operations which we believe are important in understanding our operations and/or those items that have significantly changed during the year ended December 31, 2015 as compared to 2014:

	Year Ended December 31,
	2015	2014	Dollar Change	Percent Change
	(In thousands)
Total revenue	$251,790	$218,363	$33,427	15.3%
Operating expenses	34,875	30,952	3,923	12.7%
Real estate taxes	38,737	31,474	7,263	23.1%
Depreciation and amortization	89,439	81,182	8,257	10.2%
General and administrative expense	20,077	21,670	(1,593)	(7.4)%
Provision for impairment	2,521	27,865	(25,344)	(91.0)%
Gain on sale of real estate	17,570	10,857	6,713	61.8%
Earnings from unconsolidated joint ventures	17,696	75	17,621	NM
Interest expense and amortization of deferred financing fees	42,211	35,188	7,023	20.0%
Gain on remeasurement of unconsolidated joint ventures	7,892	117	7,775	NM
Gain (loss) on extinguishment of debt	1,414	(860)	2,274	NM

NM - Not Meaningful
Total revenue in 2015 increased $33.4 million, or 15.3% from 2014.  The increase is primarily due to the following:

•	$32.3 million increase related to acquisitions completed in 2015 and 2014;

•	$2.9 million increase due to the completion of Phase I of Lakeland Park Center;

•	$4.0 million increase at existing centers primarily related to redevelopment and re-tenanting activities; offset by

•	$5.8 million decrease related to properties sold in 2014 and reduced management fee income and lower office tenant revenue in 2015.
Operating expense in 2015 increased $3.9 million, or 12.7%, from 2014 primarily due to our 2015 and 2014 acquisitions.
Real estate tax expense in 2015 increased $7.3 million, or 23.1%, from 2014, primarily due to our 2015 and 2014 acquisitions.

Depreciation and amortization expense in 2015 increased $8.3 million, or 10.2%, from 2014.  The increase was primarily related to a $14.8 million increase from our acquisitions in 2015 and 2014, new development completion and other capital activities offset by a decrease of $6.5 million related to sold properties and accelerated depreciation for demolition of certain centers undergoing redevelopment in 2014.

General and administrative expense in 2015 decreased $1.6 million, or 7.4%, from 2014.  The decrease was primarily due to lower costs associated with our long-term incentive plans which are based on our stock price performance relative to a group of our peers. The reversal of share based and long-term compensation expense related to the previous Chief Financial Officer offset in part by a bonus payment for a new Chief Financial Officer.
Impairment provisions of $2.5 million, recorded in 2015, related to developable land that was subsequently sold in the second quarter of 2015. The adjustment was triggered by unforeseen increases in development costs and changes in the associated sales price assumptions. In 2014 our impairment provisions totaled $27.9 million related to our plan to sell certain land parcels that we had previously intended to develop.  Refer to Note 1 Organization and Summary of Significant Accounting Policies - Accounting for the Impairment of Long-Lived Assets of the notes to the consolidated financial statements for further information related to impairment provisions.

Gain on sale of real estate was $17.6 million in 2015. In the comparable period in 2014 we had a gain of $10.9 million. Refer to Note 4 of the notes to the consolidated financial statements for further detail on dispositions.

Earnings from unconsolidated joint ventures in 2015 increased $17.6 million from 2014.  The increase was primarily related to our proportionate share of gains totaling $16.5 million generated by the sale of ten properties owned by two of our joint ventures. In addition, in 2014, we recorded accelerated depreciation expense as a result of the demolition of a portion of centers for redevelopment and additional proceeds related to the 2011 sale of a joint venture property. Refer to Note 7 of the notes to the consolidated financial statements for additional information regarding our unconsolidated joint venture sales activity.
Interest expense and amortization of deferred financing fees increased in 2015 by $7.0 million, or 20.0% from 2014, primarily due to the issuance of new senior unsecured notes and higher average loan balances on our credit facility.
Gain on remeasurement of unconsolidated joint ventures in 2015 was $7.9 million, triggered by our acquisition of our partner's equity interest in seven properties. The gain on remeasurement represents the difference between the carrying value and the fair value of our previously held equity investment in the properties. In 2014 we recognized a similar gain of $0.1 million.
Gain on extinguishment of debt of approximately $1.4 million in 2015 was related to the write-off of debt premiums associated with two mortgages that were repaid compared to a loss of $0.9 million in 2014 related to the write-off of deferred financing costs associated with the early payoff of unsecured term loan debt.
Comparison of the Year Ended December 31, 2014 to the Year Ended December 31, 2013
The following summarizes certain line items from our audited statements of operations which we believe are important in understanding our operations and/or those items which have significantly changed during the year ended December 31, 2014 as compared to 2013:

	Year Ended December 31,
	2014	2013	Dollar Change	Percent Change
	(In thousands)
Total revenue	$218,363	$170,068	$48,295	28.4%
Operating expense	30,952	23,200	7,752	33.4%
Real Estate Tax	31,474	23,161	8,313	35.9%
Depreciation and amortization	81,182	56,305	24,877	44.2%
General and administrative expense	21,670	20,951	719	3.4%
Provision for impairment	27,865	9,669	18,196	188.2%
Gain on sale of real estate	10,857	4,279	6,578	153.7%
Earnings (loss) from unconsolidated joint ventures	75	(4,759)	4,834	101.6%
Interest expense and amortization of deferred financing fees	35,188	30,522	4,666	15.3%
Gain on remeasurement of unconsolidated joint ventures	117	5,282	(5,165)	NM
Loss on extinguishment of debt	(860)	(340)	(520)	NM

NM - Not meaningful

Total revenue in 2014 increased $48.3 million, or 28.4%, from 2013.  The increase is primarily due to the following:

•	$43.7 million increase related to acquisitions completed in 2014 and 2013;

•	$4.6 million increase at existing centers; and

•	$1.8 million increase in lease termination income primarily due to the early departure of an office tenant at our office building; offset by

•	$1.8 million decrease related to properties sold in 2014, reduced management fee income and properties in redevelopment.
Operating expense in 2014 increased $7.8 million, or 33.4%, from 2013.  The increase is primarily due to the following:

•	$5.7 million related to increases in recoverable operating expenses due to our 2014 and 2013 acquisitions; and

•	$1.5 million related to increase in recoverable operating expenses at existing centers.
Real estate tax expense in 2014 increased $8.3 million, or 35.9%, from 2013, primarily due to our 2014 and 2013 acquisitions.

Depreciation and amortization expense in 2014 increased $24.9 million, or 44.2%, from 2013.  The increase was primarily due to our acquisitions in 2014 and 2013, new development completion and other capital activities.

General and administrative expense in 2014 increased $0.7 million, or 3.4%, from 2013.  The increase was primarily due to:

•
$0.9 million related to an increase in costs associated with our long-term incentive plans which are based on our stock price performance relative to a group of our peers (see Note 16 of the notes to the consolidated financial statements for additional information); offset in part by

•	higher capitalization of development and leasing salaries and related costs in 2014. Salaries capitalized in 2014 and 2013 represented approximately 19% and 18%, respectively, of total salaries.
Impairment provisions of $27.9 million recorded in 2014 related to the decision to market certain income-producing properties for sale that we had previously planned to develop and adjustments to the sales price assumptions for certain undeveloped land parcels available for sale at several of our development properties.  In 2013 our impairment provisions totaled $9.7 million.  Refer to Note 1 Organization and Summary of Significant Accounting Policies - Accounting for the Impairment of Long-Lived Assets of the notes to the consolidated financial statements for further information related to impairment provisions.

Gain on sale of real estate was $10.9 million in 2014 primarily due to the sale of five income-producing properties and four individual outparcel sales. In the comparable period in 2013 we had a gain of $4.3 million. Refer to Note 4 of the notes to the consolidated financial statements for further detail on dispositions.
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
At December 31, 2015 and 2014, we had $15.4 million and $17.5 million, respectively, in cash and cash equivalents and restricted cash.  Restricted cash was comprised primarily of funds held in escrow by lenders to pay real estate taxes, insurance premiums, and certain capital expenditures.
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
We have two mortgages maturing in June 2016 totaling $35.8 million, which includes scheduled amortization payments. As opportunities arise and market conditions permit, we will look to repay these mortgages by issuing unsecured debt, utilizing cash flow from operating activities or funding from availability under our credit facility. As of December 31, 2015 we had $286.5 million available to be drawn on our $350.0 million unsecured revolving credit facility subject to our compliance with certain covenants.
We will continue to pursue the strategy of selling mature properties or non-core assets that no longer meet our investment criteria. Our ability to obtain acceptable selling prices and satisfactory terms and financing will impact the timing of future sales. We anticipate using net proceeds from the sale of properties to reduce outstanding debt and support current and future growth initiatives.
We continually search for investment opportunities that may require additional capital and/or liquidity.  As of December 31, 2015, we had no proposed property acquisitions under contract and one property disposition under contract, subject to due diligence contingencies.
Long-Term Liquidity Requirements

Our long-term liquidity needs consist primarily of funds necessary to pay indebtedness at maturity, potential acquisitions of properties, redevelopment of existing properties, the development of land and non-recurring capital expenditures.
The following is a summary of our cash flow activities:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Cash provided by operating activities	$105,158	$110,592	$85,583
Cash used in investing activities	(154,333)	(315,723)	(355,752)
Cash provided by financing activities	46,484	208,671	271,731

Operating Activities

We anticipate that cash on hand, operating cash flows, borrowings under our revolving credit facility, issuance of equity, as well as other debt and equity alternatives, will provide the necessary capital that we require to operate. Net cash flow provided by operating activities decreased $5.4 million in 2015 compared to 2014 primarily due to:

•	Operating income, adjusted for non-cash activity, increased $17.4 million as a result of our acquisitions (net of dispositions), redevelopment and leasing activities at our shopping centers;

•	net accounts receivable increased $4.4 million;

•	accounts payable and other liabilities decreased approximately $8.5 million;

•	long-term and share-based compensation expense decreased $3.0 million; and

•	net interest expense increased approximately $7.0 million primarily due to higher average loan balances as a result of acquisitions.

Investing Activities

Net cash used for investing activities decreased $161.4 million compared to 2014 primarily due to:

•	Acquisitions of real estate decreased $111.5 million;

•	Additions to real estate decreased $19.8 million due to lower new construction activity;

•	Net proceeds from the sale of real estate increased $11.8 million; and

•	Distributions from sales of joint venture properties increased $14.1 million; and

•	Restricted cash decreased $4.2 million.

Financing Activities

Cash flows provided by financing activities were $46.5 million as compared to $208.7 million in 2014.  This difference of $162.2 million is primarily explained by:

•	net proceeds from common share issuances decreased $153.3 million;

•	an increase in cash dividends to common shareholders of $9.8 million due to additional shares issued as well as an increase in our per share quarterly dividend payment; and

•	an increase in cash paid for OP unit conversions of $3.7 million; offset in part by

•	an increase in net borrowings of $5.3 million.
As of December 31, 2015, $286.5 million was available to be drawn on our $350.0 million unsecured revolving credit facility subject to our compliance with certain covenants. It is anticipated that additional funds borrowed under our credit facilities will be used for general corporate purposes, including working capital, capital expenditures, the repayment of indebtedness or other corporate activities.  For further information on the credit facilities and other debt, refer to Note 9 of notes to the consolidated financial statements for further information regarding debt.
Dividends and Equity
We currently qualify, and intend to continue to qualify in the future, as a REIT under the Code.  As a REIT, we must distribute to our shareholders at least 90% of our REIT taxable income annually, excluding net capital gain. Distributions paid are at the discretion of our Board and depend on our actual net income available to common shareholders, cash flow, financial condition, capital requirements, restrictions in financing arrangements, the annual distribution requirements under REIT provisions of the Code and such other factors as our Board deems relevant.

We paid cash dividends of $0.81 per common share to shareholders in 2015.  In the third quarter we increased our quarterly dividend 5.0% to $0.21 per share, or an annualized amount of $0.84 per share.  Cash dividends for 2014 and 2013 were $0.7625 and $0.6923 per common share, respectively. Our dividend policy is to make distributions to shareholders of at least 90% of our REIT taxable income, excluding net capital gain, in order to maintain qualification as a REIT. On an annualized basis, our current dividend is above our estimated minimum required distribution.  Distributions paid by us are funded from cash flows from operating activities.  To the extent that cash flows from operating activities were insufficient to pay total distributions for any period, alternative funding sources would be used.  Examples of alternative funding sources may include proceeds from sales of real estate and bank borrowings.  Although we may use alternative sources of cash to fund distributions in a given period, we expect that distribution requirements for an entire year will be met with cash flows from operating activities.

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Cash provided by operating activities	$105,158	$110,592	$85,583

Cash distributions to preferred shareholders	(6,977)	(7,250)	(7,250)
Cash distributions to common shareholders	(63,972)	(54,149)	(40,108)
Cash distributions to operating partnership unit holders	(1,804)	(1,716)	(1,580)
Total distributions	$(72,753)	$(63,115)	$(48,938)
Surplus	$32,405	$47,477	$36,645

In addition, during 2015, we issued 0.9 million common shares through our controlled equity offering generating $17.2 million in net proceeds, after sales commissions and fees of $0.3 million.  We used the net proceeds for general corporate purposes including the repayment of debt.  We have registered up to 8.0 million common shares for issuance from time to time, at our sole discretion, through our controlled equity offering sales agreement, of which 3.1 million shares remained unsold as of December 31, 2015. The shares issued in the controlled equity offering are registered with the Securities and Exchange Commission (“SEC”) on our registration statement on Form S-3.

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

As of December 31, 2015, our investments in unconsolidated joint ventures were approximately $4.3 million representing our ownership interest in three shopping centers. We accounted for these entities under the equity method. Refer to Note 7 of the notes to the consolidated financial statements for further information regarding our equity investments in unconsolidated joint ventures.

We are engaged by our joint ventures to provide asset management, property management, leasing and investing services for such ventures' respective properties.  We receive fees for our services, including a property management fee calculated as a percentage of gross revenues received.
Contractual Obligations
The following are our contractual cash obligations as of December 31, 2015:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Mortgages and notes payable:
Scheduled amortization	$21,942	$3,396	$8,747	$5,060	$4,739
Payments due at maturity	1,058,640	32,449	285,341	211,717	529,133
Total mortgages and notes payable (1)	1,080,582	35,845	294,088	216,777	533,872
Interest expense (2)	292,365	45,911	101,730	49,828	94,896
Employment contracts	2,677	1,244	1,433	—	—
Capital lease	1,700	100	300	200	1,100
Operating leases	2,316	620	1,696	—	—
Construction commitments	10,602	10,602	—	—	—
Total contractual obligations	$1,390,242	$94,322	$399,247	$266,805	$629,868

(1)	Excludes $6.9 million of unamortized mortgage debt premium and $3.8 million in deferred financing costs.

(2)	Variable rate debt interest is calculated using rates at December 31, 2015.
We anticipate that the combination of cash on hand, cash provided from operating activities, the availability under our credit facility ($286.5 million at December 31, 2015 subject to our compliance with certain covenants), our access to the capital markets and the sale of existing properties will satisfy our expected working capital requirements through at least the next 12 months.

At December 31, 2015, we did not have any contractual obligations that required or allowed settlement, in whole or in part, with consideration other than cash.

Mortgages and notes payable

See the analysis of our debt included in “Liquidity and Capital Resources” above.

Employment Contracts

At December 31, 2015, we had employment contracts with our Chief Executive, Chief Financial and Chief Operating Officers, that contain minimum guaranteed compensation.  All other employees are subject to at-will employment.

Operating and Capital Leases

We lease office space for our corporate headquarters under an operating lease that expires in August 2019.

We have a capital lease at our Buttermilk Towne Center with the City of Crescent Springs, Kentucky. The lease provides for fixed annual payments of $0.1 million through maturity in December 2032, at which time we can acquire the center for one dollar.

Construction Costs

In connection with the development and expansion of various shopping centers as of December 31, 2015, we have entered into agreements for construction activities with an aggregate cost of approximately $10.6 million.

Planned Capital Spending

We are focused on our core strength of enhancing the value of our existing portfolio of shopping centers through successful leasing efforts and the completion of our redevelopment projects currently in process.

For 2016, we anticipate spending approximately $62.5 million for capital expenditures, of which $10.6 million is reflected in the construction commitments in the above contractual obligations table. The total anticipated spending relates to redevelopment projects, tenant improvements, and leasing costs. Estimates for future spending will change as new projects are approved.

Capitalization

At December 31, 2015 our total market capitalization was $2.5 billion and is detailed below:

(In thousands)
Net debt (including property-specific mortgages, unsecured revolving credit facility, term loans and capital lease obligation net of $6.6 million in cash)	$1,075,046
Common shares, OP units, and dilutive securities based on market price of $16.61 at December 31, 2015	1,351,224
Convertible perpetual preferred shares based on market price of $61.15 at December 31, 2015	113,066
Total market capitalization	$2,539,336

Net debt to total market capitalization	42.3%

At December 31, 2015, noncontrolling interests represented a 2.4% ownership in the Operating Partnership.  The OP Units may, under certain circumstances, be exchanged for our common shares of beneficial interest on a one-for-one basis.  We, as sole general partner of the Operating Partnership, have the option, but not the obligation, to settle exchanged OP Units held by others in cash. Assuming the exchange of all OP Units, there would have been 81,163,819 of our common shares of beneficial interest outstanding at December 31, 2015, with a market value of approximately $1.3 billion.

Non-GAAP Financial Measures

Certain of our key performance indicators are considered non-GAAP financial measures. Management uses these measures along with our GAAP financial statements in order to evaluate our operations results. We believe these additional measures provide users of our financial information additional comparable indicators of our industry, as well as our performance.

Funds From Operations

We consider funds from operations, also known as “FFO”, to be an appropriate supplemental measure of the financial performance of an equity REIT.  Under the NAREIT definition, FFO represents net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of depreciable property and impairment provisions on depreciable real estate or on investments in non-consolidated investees that are driven by measurable decreases in the fair value of depreciable real estate held by the investee, plus depreciation and amortization, (excluding amortization of financing costs). Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect funds from operations on the same basis.

In addition to FFO available to common shareholders, we include Operating FFO available to common shareholders as an additional measure of our financial and operating performance. Operating FFO excludes acquisition costs and periodic items such as impairment provisions on land available for development or sale, bargain purchase gains, and gains or losses on extinguishment of debt that are not adjusted under the current NAREIT definition of FFO.  We provide a reconciliation of FFO to Operating FFO. FFO and Operating FFO should not be considered alternatives to GAAP net income available to common shareholders or as alternatives to cash flow as measures of liquidity.

While we consider FFO available to common shareholders and Operating FFO available to common shareholders useful measures for reviewing our comparative operating and financial performance between periods or to compare our performance to different REITs, our computations of FFO and Operating FFO may differ from the computations utilized by other real estate companies, and therefore, may not be comparable.

We recognize the limitations of FFO and Operating FFO when compared to GAAP net income available to common shareholders.  FFO and Operating FFO available to common shareholders do not represent amounts available for needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties.  In addition, FFO and Operating FFO do not represent cash generated from operating activities in accordance with GAAP and are not necessarily indicative of cash available to fund cash needs, including the payment of dividends.  FFO and Operating FFO are simply used as additional indicators of our operating performance.  The following table illustrates the calculations of FFO and Operating FFO:

	Years Ended December 31,
	2015	2014	2013
	(In thousands, except per share data)
Net income (loss) available to common shareholders	$57,771	$(9,614)	$3,747
Adjustments:
Rental property depreciation and amortization expense	89,289	80,826	56,316
Pro-rata share of real estate depreciation from unconsolidated joint ventures	1,782	4,719	3,689
Gain on sale of depreciable real estate	(13,529)	(10,022)	(2,120)
(Gain) loss on sale of joint venture depreciable real estate (1)	(16,489)	—	6,454
Provision for impairment on income-producing properties	—	4,580	9,342
Gain on remeasurement of unconsolidated joint ventures (2)	(7,892)	(117)	(5,282)
Noncontrolling interest in Operating Partnership (3)	1,786	(48)	465
FFO	$112,718	$70,324	$72,611
Preferred share dividends (assuming conversion) (4)	6,838	—	7,250
FFO available to common shareholders	119,556	70,324	79,861

Provision for impairment for land available for development or sale	2,521	23,285	327
(Gain) loss on extinguishment of debt	(1,414)	860	340
Gain on extinguishment of joint venture debt, net of RPT expenses (1)	—	(106)	—
Acquisition costs	644	1,890	1,322
Preferred share dividends (assuming conversion) and conversion costs (5)	500	7,250	—
Operating FFO available to common shareholders	$121,807	$103,503	$81,850

Weighted average common shares	78,848	72,118	59,336
Shares issuable upon conversion of Operating Partnership Units (3)	2,187	2,250	2,257
Dilutive effect of securities	187	217	392
	81,222	74,585	61,985
Shares issuable upon conversion of preferred shares (4) (5)	6,692	7,019	6,940
Weighted average equivalent shares outstanding, diluted	87,914	81,604	68,925

Diluted earnings per share (6)	$0.73	$(0.14)	$0.06
FFO per share adjustments to net income available to common shareholders including preferred share dividends	0.63	1.08	1.10
FFO per share, diluted (7)	$1.36	$0.94	$1.16
Per share adjustments to FFO	0.03	0.33	0.03
Operating FFO per share, diluted	$1.39	$1.27	$1.19

(1)	Amount included in earnings (loss) from unconsolidated joint ventures.

(2)
During the third quarter 2015, we purchased our partner's interest in six properties owned by Ramco 450 Venture LLC and one property owned by Ramco/Lion Venture L.P. The total gain of $7.9 million represents the difference between the carrying value and the fair value of our previously held equity investment in the properties.

(3)	The total noncontrolling interest reflects OP units convertible 1:1 into common shares.

(4)
Series D convertible preferred shares were dilutive for FFO for the years ended December 31, 2015 and 2013 and were anti-dilutive for the comparable period in 2014. In 2015, our Series D convertible preferred shares paid annual dividends of $6.7 million and are currently convertible into approximately 6.7 million shares of common stock. They are dilutive only when earnings or FFO exceed approximately $1.04 per diluted share per year The conversion ratio is subject to adjustment based upon a number of factors, and such adjustment could affect the dilutive impact of the Series D convertible preferred shares on FFO and earnings per share in future periods.

(5)	Series D convertible preferred shares were dilutive for Operating FFO for year ended December 31, 2014.

(6)	The denominator to calculate diluted earnings per share excludes shares issuable upon conversion of Operating Partnership Units and preferred shares for all periods reported.

(7)	The year ended December 31, 2015 includes $0.04 per share primarily attributable to gain on sale of land at Gaines Marketplace.

Same Property Operating Income

Same Property Operating Income ("Same Property NOI") is a supplemental non-GAAP financial measure of real estate companies' operating performance. Same Property NOI is considered by management to be a relevant performance measure of our operations because it includes only the NOI of comparable properties for the reporting period. Same Property NOI is calculated using consolidated operating income as defined by GAAP adjusted to exclude management and other fee income, depreciation and amortization, acquisition costs, general and administrative expense, provision for impairment, GAAP income adjustments such as straight-line rents, net of reserves, above/below market rents, other non-comparable operating income/expense adjustments, and the effect of lease termination income/expense.

Same Property NOI should not be considered an alternative to net income in accordance with GAAP or as a measure of liquidity.  Our method of calculating Same Property NOI may differ from methods used by other REITs and, accordingly, may not be comparable to such other REITs.

The following is a summary of our wholly owned properties by classification:

	Three Months Ended December 31, 2015	Twelve Months Ended December 31, 2015
Property Designation
Same property	57	52
Acquisitions (1)	7	11
Completed developments (1)	1	1
Non-retail properties (2)	1	1
Redevelopment (3)	5	6
Total wholly owned properties	71	71

(1) Properties were not owned in both comparable periods.
(2) Office building.
(3) Properties under construction primarily related to re-tenanting resulting in reduced rental income.

Acquisition and redevelopment/development properties removed from the pool will not be added until owned and operated or construction is complete for the entirety of both periods being compared.

The following is a reconciliation of our Operating Income to Same Property NOI:

	Three Months Ended December 31,		Twelve Months Ended December 31,
	2015	2014	2015	2014
	(in thousands)

Operating income (loss)	$16,102	$(10,587)	$65,497	$23,330

Adjustments:
Management and other fee income	(331)	(531)	(1,753)	(2,059)
Depreciation and amortization	25,042	20,605	89,439	81,182
Acquisition costs	70	168	644	1,890
General and administrative expenses	5,709	5,575	20,077	21,670
Provision for impairment	—	27,865	2,521	27,865
Properties excluded from pool - Acquisitions	(4,370)	—	(29,760)	(8,108)
Properties excluded from pool - Development/Redevelopment	(5,038)	(4,845)	(21,136)	(18,453)
Properties excluded from pool - All others	(550)	(819)	(2,920)	(6,502)
Non-comparable income/expense adjustments (1)	(2,167)	(3,225)	(7,273)	(7,939)
Pro-rata share of joint venture properties NOI	956	838	3,634	3,473
Same Property NOI	$35,423	$35,044	$118,970	$116,349

(1)
Includes adjustments for items that affect the comparability of the same center NOI results. Such items include straight-line rents, net of reserves, above/below market rents, other non-comparable operating income/expense adjustments, and the effect of lease termination income/expense.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We have exposure to interest rate risk on our variable rate debt obligations.  Based on market conditions, we may manage our exposure to interest rate risk by entering into interest rate swap agreements to hedge our variable rate debt.  We are not subject to any foreign currency exchange rate risk or commodity price risk, or other material rate or price risks.  Based on our debt and interest rates and interest rate swap agreements in effect at December 31, 2015, a 100 basis point change in interest rates would impact our future earnings and cash flows by approximately $0.9 million annually.  We believe that a 100 basis point increase in interest rates would decrease the fair value of our total outstanding debt by approximately $7.4 million at December 31, 2015.

We had interest rate swap agreements with an aggregate notional amount of $285.0 million as of December 31, 2015. The agreements provided for fixed rates ranging from 1.2% to 2.2% and had expirations ranging from April 2016 to May 2021.
The following table sets forth information as of December 31, 2015 concerning our long-term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates of maturing amounts and fair market value. Net debt premium and unamortized deferred financing costs of approximately $3.1 million are excluded:

	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
(In thousands)
Fixed-rate debt	$35,845	$129,096	$99,132	$5,860	$102,269	$620,255	$992,457	$1,010,980
Average interest rate	5.8%	5.5%	3.9%	6.8%	3.9%	4.2%	4.4%	4.1%
Variable-rate debt	$—	$—	$60,000	$—	$—	$28,125	$88,125	$88,125
Average interest rate	—%	—%	1.6%	—%	—%	3.6%	2.3%	2.3%

We estimated the fair value of our fixed rate mortgages using a discounted cash flow analysis, based on borrowing rates for similar types of borrowing arrangements with the same remaining maturity.  Considerable judgment is required to develop estimated fair values of financial instruments.  The table incorporates only those exposures that exist at December 31, 2015 and does not consider those exposures or positions which could arise after that date or firm commitments as of such date.  Therefore, the information presented therein has limited predictive value.  Our actual interest rate fluctuations will depend on the exposures that arise during the period and on market interest rates at that time.
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

We carried out an assessment as of December 31, 2015 of the effectiveness of the design and operation of our disclosure controls and procedures. This assessment was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on such evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that such disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2015.

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
Item 11. Executive Compensation

Incorporated by reference from our definitive proxy statement to be filed within 120 days after the end of our fiscal year covered by this Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding our equity compensations plans as of December 31, 2015:

	(A)	(B)	(C)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	121,098	$32.13	1,559,160
Equity compensation plans not approved by security holders	—	—	—
Total	121,098	$32.13	1,559,160

The total in Column (A) above consisted of options to purchase 107,165 common shares and 13,933 deferred common shares (see Note 16 of the notes to the consolidated financial statements for further information regarding options).

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

10.4
Second Amended and Restated Limited Liability Company Agreement of Ramco Jacksonville LLC, dated March 1, 2005, by Ramco-Gershenson Properties , L.P. and SGC Equities LLC., incorporated by reference Exhibit 10.65 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2005.

10.5
Employment Agreement, dated as of August 1, 2007,  between the Company and Dennis Gershenson, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007.**

10.6
Restricted Share Award Agreement Under 2008 Restricted Share Plan for Non-Employee Trustee, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008.**

10.7	Restricted Share Plan for Non-Employee Trustees, incorporated by reference to Appendix A of the Company’s 2008 Proxy Statement filed on April 30, 2008.**

10.8*	Summary of Trustee Compensation Program.**

10.9	Ramco-Gershenson Properties Trust 2012 Omnibus Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K, dated June 12, 2012. **

10.10	Change in Control Policy, dated May 14, 2013, incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K dated May 16, 2013.

10.11	Form of Non-Qualified Option Agreement Under 2012 Omnibus Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K dated June 12, 2012**

10.12	Form of Restricted Stock Award Agreement Under 2012 Omnibus Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K dated June 6, 2012**

10.13
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

10.14
Unconditional Guaranty of Payment and Performance, dated as of September 30, 2011, by Ramco-Gershenson Properties Trust, in favor of KeyBank National Association and the other lenders under the Unsecured Term Loan Agreement incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2011.

10.15	2015 Executive Incentive Plan, dated February 23, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 27, 2015.

10.16
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

10.17
Third Amended and Restated Unconditional Guaranty of Payment and Performance, dated as of July 19, 2012 by Ramco-Gershenson Properties Trust, as Guarantor, in favor of KeyBank National Association and certain other lenders incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q ended June 30, 2012.

10.18	$110 Million Note Purchase Agreement, by Ramco-Gershenson Properties, L.P. incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated July 2, 2013.

10.18
Agreement for the Acquisition of Partnership and Limited Liability Company Interests, dated March 5, 2013, between CLPF-Ramco, LLC, CLPF-Ramco L.P., Ramco Lion, LLC, Ramco-Gershenson Properties, L.P. and Ramco GP incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q ended March 31, 2013.

10.20
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

10.21
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

10.24
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

10.26
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

10.27
$100 Million Note Purchase Agreement, by Ramco-Gershenson Properties, L.P. dated September 8, 2014 incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q ended September 30, 2014.

10.28
Fourth Amendment to Third Amended and Restated Unsecured Master Loan Agreement, dated October 10, 2014 by and among Ramco-Gershenson Properties, L.P. and KeyBank National Association incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q ended September 30, 2014.

10.29
Employment Agreement dated April 20, 2015, between Ramco-Gershenson Properties Trust and John Hendrickson incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 23, 2015.

10.30
Agreement for Partial Liquidation of Joint Venture between Ramco HMW LLC, Ramco Gershenson Properties, L.P., Ramco 450 Venture LLC and the State Board of Administration of Florida dated June 29, 2015 incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q ended June 30, 2015.

10.31
$100 Million Note Purchase Agreement, by Ramco-Gershenson Properties, L.P. dated September 30, 2015 incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q ended September 30, 2015.

10.32
Employment Agreement, dated December 16, 2015, between Ramco-Gershenson Properties Trust and Geoffrey Bedrosian incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 18, 2015.

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

Dated:	February 29, 2016	By: /s/ Stephen R. Blank
Stephen R. Blank,
Chairman

Dated:	February 29, 2016	By: /s/ Dennis E. Gershenson
Dennis E. Gershenson,
Trustee, President and Chief Executive Officer
(Principal Executive Officer)

Dated:	February 29, 2016	By: /s/ Alice M. Connell
Alice M. Connell
Trustee

Dated:	February 29, 2016	By: /s/ Arthur H. Goldberg
Arthur H. Goldberg,
Trustee

Dated:	February 29, 2016	By: /s/ David J. Nettina
David J. Nettina,
Trustee

Dated:	February 29, 2016	By: /s/ Joel M. Pashcow
Joel M. Pashcow,
Trustee

Dated:	February 29, 2016	By: /s/ Mark K. Rosenfeld
Mark K. Rosenfeld,
Trustee

Dated:	February 29, 2016	By: /s/ Laurie M. Shahon
Laurie M. Shahon,
Trustee

Dated:	February 29, 2016	By: /s/ Michael A. Ward
Michael A. Ward,
Trustee

Dated:	February 29, 2016	By: /s/ Geoffrey Bedrosian
Geoffrey Bedrosian,
Chief Financial Officer and Secretary
(Principal Financial Officer)

Dated:	February 29, 2016	By: /s/ Deborah R. Cheek
Deborah R. Cheek
Chief Accounting Officer
(Principal Accounting Officer)

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

Our management conducted an assessment of our internal controls over financial reporting as of December 31, 2015 using the framework established in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2015.

Our independent registered public accounting firm, Grant Thornton LLP, has issued an attestation report on our internal control over financial reporting.  Their report appears on page F-3 of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Trustees and Shareholders
Ramco-Gershenson Properties Trust

We have audited the internal control over financial reporting of Ramco-Gershenson Properties Trust (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2015, and our report dated February 29, 2016 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Southfield, Michigan
February 29, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Trustees and Shareholders
Ramco-Gershenson Properties Trust

We have audited the accompanying consolidated balance sheets of Ramco-Gershenson Properties Trust (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ramco-Gershenson Properties Trust and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2016 expressed an unqualified opinion.

As discussed in Note 2 to the consolidated financial statements, the Company adopted new accounting guidance in 2015 and 2014, related to the presentation of deferred financing costs.

/s/GRANT THORNTON LLP

Southfield, Michigan
February 29, 2016

RAMCO-GERSHENSON PROPERTIES TRUST
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31,
	2015	2014
ASSETS
Income producing properties, at cost:
Land	$392,352	$341,388
Buildings and improvements	1,792,129	1,592,644
Less accumulated depreciation and amortization	(331,520)	(287,177)
Income producing properties, net	1,852,961	1,646,855
Construction in progress and land available for development or sale	60,166	74,655
Real estate held for sale	453	—
Net real estate	1,913,580	1,721,510
Equity investments in unconsolidated joint ventures	4,325	28,733
Cash and cash equivalents	6,644	9,335
Restricted cash	8,708	8,163
Accounts receivable, net	18,705	11,997
Acquired lease intangibles, net	88,819	77,045
Other assets, net	87,890	87,549
TOTAL ASSETS	$2,128,671	$1,944,332

LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable, net	$1,083,711	$917,658
Capital lease obligation	1,108	1,828
Accounts payable and accrued expenses	44,480	44,232
Acquired lease intangibles, net	64,193	54,278
Other liabilities	10,035	10,106
Distributions payable	18,807	17,951
TOTAL LIABILITIES	1,222,334	1,046,053

Commitments and Contingencies

Ramco-Gershenson Properties Trust ("RPT") Shareholders' Equity:
Preferred shares, $0.01 par, 2,000 shares authorized: 7.25% Series D Cumulative Convertible Perpetual Preferred Shares, (stated at liquidation preference $50 per share), 1,849 and 2,000 shares issued and outstanding as of December 31, 2015 and 2014, respectively	92,427	100,000
Common shares of beneficial interest, $0.01 par, 120,000 shares authorized, 79,162 and 77,573 shares issued and outstanding as of December 31, 2015 and 2014, respectively	792	776
Additional paid-in capital	1,156,345	1,130,262
Accumulated distributions in excess of net income	(363,937)	(356,715)
Accumulated other comprehensive loss	(1,404)	(1,966)
TOTAL SHAREHOLDERS' EQUITY ATTRIBUTABLE TO RPT	884,223	872,357
Noncontrolling interest	22,114	25,922
TOTAL SHAREHOLDERS' EQUITY	906,337	898,279
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,128,671	$1,944,332
The accompanying notes are an integral part of these consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
REVENUE
Minimum rent	$183,198	$157,691	$124,169
Percentage rent	539	264	209
Recovery income from tenants	61,561	52,828	40,018
Other property income	4,739	5,521	3,337
Management and other fee income	1,753	2,059	2,335
TOTAL REVENUE	251,790	218,363	170,068
EXPENSES
Real estate taxes	38,737	31,474	23,161
Recoverable operating expense	30,604	27,319	20,194
Other non-recoverable operating expense	4,271	3,633	3,006
Depreciation and amortization	89,439	81,182	56,305
Acquisitions costs	644	1,890	1,322
General and administrative expense	20,077	21,670	20,951
Provision for impairment	2,521	27,865	9,669
TOTAL EXPENSES	186,293	195,033	134,608
OPERATING INCOME	65,497	23,330	35,460
OTHER INCOME AND EXPENSES
Other expense, net	(624)	(689)	(965)
Gain on sale of real estate	17,570	10,857	4,279
Earnings (loss) from unconsolidated joint ventures	17,696	75	(4,759)
Interest expense	(40,778)	(33,742)	(29,075)
Amortization of deferred financing fees	(1,433)	(1,446)	(1,447)
Gain on remeasurement of unconsolidated joint ventures	7,892	117	5,282
Gain (loss) on extinguishment of debt	1,414	(860)	(340)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAX	67,234	(2,358)	8,435
Income tax provision	(339)	(54)	(64)
INCOME (LOSS) FROM CONTINUING OPERATIONS	66,895	(2,412)	8,371

DISCONTINUED OPERATIONS
Gain on sale of real estate	—	—	2,120
Income from discontinued operations	—	—	971
INCOME FROM DISCONTINUED OPERATIONS	—	—	3,091
NET INCOME (LOSS)	66,895	(2,412)	11,462
Net (income) loss attributable to noncontrolling partner interest	(1,786)	48	(465)
NET INCOME (LOSS) ATTRIBUTABLE TO RPT	65,109	(2,364)	10,997
Preferred share dividends	(6,838)	(7,250)	(7,250)
Preferred share conversion costs	(500)	—	—
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$57,771	$(9,614)	$3,747

EARNINGS (LOSS) PER COMMON SHARE, BASIC
Continuing operations	$0.73	$(0.14)	$0.01
Discontinued operations	—	—	0.05
	$0.73	$(0.14)	$0.06
EARNINGS (LOSS) PER COMMON SHARE, DILUTED
Continuing operations	$0.73	$(0.14)	$0.01
Discontinued operations	—	—	0.05
	$0.73	$(0.14)	$0.06
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	78,848	72,118	59,336
Diluted	79,035	72,118	59,728

OTHER COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$66,895	$(2,412)	$11,462
Other comprehensive income (loss):
Gain (loss) on interest rate swaps	570	(2,115)	5,520
Comprehensive income (loss)	67,465	(4,527)	16,982
Comprehensive (income) loss attributable to noncontrolling interest	(1,794)	113	(660)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO RPT	$65,671	$(4,414)	$16,322
The accompanying notes are an integral part of these consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except share amounts)

	Shareholders' Equity of Ramco-Gershenson Properties Trust
	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total Shareholders’ Equity
Balance, December 31, 2012	$100,000	$485	$683,609	$(249,070)	$(5,241)	$30,049	$559,832
Issuance of common shares	—	181	273,568	—	—	—	273,749
Conversion and redemption of OP unit holders	—	—	—	—	—	(1,243)	(1,243)
Share-based compensation and other expense, net of shares withheld for employee taxes	—	1	2,006	—	—	—	2,007
Dividends declared to common shareholders	—	—	—	(44,172)	—	—	(44,172)
Dividends declared to preferred shareholders	—	—	—	(7,250)	—	—	(7,250)
Distributions declared to noncontrolling interests	—	—	—	—	—	(1,603)	(1,603)
Dividends paid on restricted shares	—	—	—	(342)	—	—	(342)
Other comprehensive income adjustment	—	—	—	—	5,325	195	5,520
Net income	—	—	—	10,997	—	465	11,462
Balance, December 31, 2013	100,000	667	959,183	(289,837)	84	27,863	797,960
Issuance of common shares	—	107	170,265	—	—	—	170,372
Conversion and redemption of OP unit holders	—	—	—	—	—	(84)	(84)
Share-based compensation and other expense, net of shares withheld for employee taxes	—	2	814	—	—	—	816
Dividends declared to common shareholders	—	—	—	(56,905)	—	—	(56,905)
Dividends declared to preferred shareholders	—	—	—	(7,250)	—	—	(7,250)
Distributions declared to noncontrolling interests	—	—	—	—	—	(1,744)	(1,744)
Dividends declared to deferred shares	—	—	—	(359)	—	—	(359)
Other comprehensive loss adjustment	—	—	—	—	(2,050)	(65)	(2,115)
Net loss	—	—	—	(2,364)	—	(48)	(2,412)
Balance, December 31, 2014	100,000	776	1,130,262	(356,715)	(1,966)	25,922	898,279
Issuance of common shares	—	9	17,101	—	—	—	17,110
Conversion and redemption of OP unit holders	—	—	—	—	—	(3,826)	(3,826)
Conversion of preferred shares	(7,573)	5	7,568	(500)	—	—	(500)
Share-based compensation and other expense, net of shares withheld for employee taxes	—	2	1,414	—	—	—	1,416
Dividends declared to common shareholders	—	—	—	(64,656)	—	—	(64,656)
Dividends declared to preferred shareholders	—	—	—	(6,838)	—	—	(6,838)
Distributions declared to noncontrolling interests	—	—	—	—	—	(1,776)	(1,776)
Dividends declared to deferred shares	—	—	—	(337)	—	—	(337)
Other comprehensive income adjustment	—	—	—	—	562	8	570
Net income	—	—	—	65,109	—	1,786	66,895
Balance, December 31, 2015	$92,427	$792	$1,156,345	$(363,937)	$(1,404)	$22,114	$906,337
The accompanying notes are an integral part of these consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2015	2014	2013
OPERATING ACTIVITIES
Net income (loss)	$66,895	$(2,412)	$11,462
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization, including discontinued operations	89,439	81,182	56,841
Amortization of deferred financing fees, including discontinued operations	1,433	1,446	1,447
Income tax provision	339	54	64
(Earnings) loss from unconsolidated joint ventures	(17,696)	(75)	4,759
Distributions received from operations of unconsolidated joint ventures	1,744	1,881	3,232
Provision for impairment, including discontinued operations	2,521	27,865	9,669
(Gain) loss on extinguishment of debt, including discontinued operations	(1,414)	860	—
Gain on remeasurement of unconsolidated joint ventures	(7,892)	(117)	(5,282)
Gain on sale of real estate, including discontinued operations	(17,570)	(10,857)	(6,399)
Amortization of premium on mortgages and notes payable, net	(1,687)	(1,138)	(541)
Share-based compensation expense	1,888	2,093	2,151
Long-term incentive cash compensation (benefit) expense	(271)	2,527	1,498
Changes in assets and liabilities:
Accounts receivable, net	(6,708)	(2,349)	(1,672)
Other assets, net	4,529	5,420	(689)
Accounts payable, accrued expenses and other liabilities	(10,392)	4,212	9,043
Net cash provided by operating activities	105,158	110,592	85,583
INVESTING ACTIVITIES
Acquisitions of real estate, net of assumed debt	$(152,923)	$(264,414)	$(342,189)
Development and capital improvements	(60,923)	(80,742)	(44,625)
Net proceeds from sales of real estate	45,960	34,156	33,916
Distributions from sale of joint venture property	14,098	—	1,687
(Increase) decrease in restricted cash	(545)	(4,709)	438
Investment in unconsolidated joint ventures	—	(14)	(4,979)
Net cash used in investing activities	(154,333)	(315,723)	(355,752)
FINANCING ACTIVITIES
Proceeds on mortgages and notes payable	$150,000	$275,000	$185,000
Repayment of mortgages and notes payable	(92,305)	(153,795)	(121,817)
Net proceeds (repayments) on revolving credit facility	50,000	(17,000)	(13,000)
Payment of debt extinguishment costs	—	—	(340)
Payment of deferred financing costs	(522)	(2,379)	(1,889)
Proceeds from issuance of common shares	17,110	170,372	274,295
Repayment of capitalized lease obligation	(720)	(328)	(337)
Conversion of operating partnership units for cash	(3,826)	(84)	(1,243)
Conversion of preferred shares	(500)	—	—
Dividends paid to preferred shareholders	(6,977)	(7,250)	(7,250)
Dividends paid to common shareholders	(63,972)	(54,149)	(40,108)
Distributions paid to operating partnership unit holders	(1,804)	(1,716)	(1,580)
Net cash provided by financing activities	46,484	208,671	271,731
Net change in cash and cash equivalents	(2,691)	3,540	1,562
Cash and cash equivalents at beginning of period	9,335	5,795	4,233
Cash and cash equivalents at end of period	$6,644	$9,335	$5,795
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY
Assumption of debt related to acquisitions	$60,048	$58,634	$158,767
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest (net of capitalized interest of $1,613, $1,862 and $1,161 in 2015, 2014 and 2013, respectively)	$42,898	$35,507	$30,631
Cash paid for federal income taxes	—	—	—
The accompanying notes are an integral part of these consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2015, 2014 and 2013
1. Organization and Summary of Significant Accounting Policies

Ramco-Gershenson Properties Trust, together with our subsidiaries (the “Company”), is a real estate investment trust (“REIT”) engaged in the business of owning, developing, redeveloping, acquiring, managing and leasing large multi-anchored shopping centers primarily in a dozen of the largest metropolitan markets in the United States.  Our property portfolio consists of 70 wholly owned shopping centers and one office building comprising approximately 15.3 million square feet. We also have ownership interests ranging from 7% to 30% in four joint ventures, three of which own a single shopping center. Our joint ventures are reported using equity method accounting.  We earn fees from the joint ventures for managing, leasing and redeveloping the shopping centers they own.  We also own interests in several land parcels that are available for development or sale. Most of our properties are anchored by supermarkets and/or national chain stores. The Company's credit risk, therefore, is concentrated in the retail industry.

We made an election to qualify as a REIT for federal income tax purposes.  Accordingly, we generally will not be subject to federal income tax, provided that we annually distribute at least 90% of our taxable income to our shareholders and meet other conditions.

Principles of Consolidation and Estimates

The consolidated financial statements include the accounts of us and our majority owned subsidiary, the Operating Partnership, Ramco-Gershenson Properties, L.P. (97.6%, 97.2% and 96.8% owned by us at December 31, 2015, 2014 and 2013, respectively), and all wholly-owned subsidiaries, including entities in which we have a controlling interest or have been determined to be the primary beneficiary of a variable interest entity (“VIE”).  The presentation of consolidated financial statements does not itself imply that assets of any consolidated entity (including any special-purpose entity formed for a particular project) are available to pay the liabilities of any other consolidated entity, or that the liabilities of any other consolidated entity (including any special-purpose entity formed for a particular project) are obligations of any other consolidated entity.  Investments in real estate joint ventures over which we have the ability to exercise significant influence, but for which we do not have financial or operating control, are accounted for using the equity method of accounting.  Accordingly, our share of the earnings (loss) of these joint ventures is included in consolidated net income (loss).  All intercompany transactions and balances are eliminated in consolidation.

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

Reclassifications and Revisions

Certain reclassifications of prior period amounts have been made in the consolidated financial statements and footnotes in order to conform to the current presentation.

In previously filed quarterly reports, the Company erroneously calculated comprehensive income attributable to noncontrolling interest.  Accordingly, the Consolidated Statements of Comprehensive Income have been revised.  The revision resulted in a decrease to previously reported comprehensive income attributable to RPT as follows:

	Year Ended December 31,	Year Ended December 31,
	2014	2013
	(in thousands)
Comprehensive loss (income) attributable to non controlling interest as previously reported	$65	$(195)
Comprehensive loss (income) attributable to non controlling interest as revised	$113	$(660)

Comprehensive (loss) income attributable to RPT as previously reported	$(4,462)	$16,787
Comprehensive (loss) income attributable to RPT as revised	$(4,414)	$16,322

There was no impact to the Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Shareholders’ Equity or to the Company’s cash position.
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

We provide for bad debt expense based upon the allowance method of accounting. We monitor the collectability of our accounts receivable from specific tenants on an ongoing basis, analyze historical bad debts, customer creditworthiness, current economic trends and changes in tenant payment terms when evaluating the adequacy of the allowance for bad debts.  Allowances are taken for those balances that we have reason to believe may be uncollectible.  When tenants are in bankruptcy, we make estimates of the expected recovery of pre-petition and post-petition claims.  The period to resolve these claims can exceed one year.  Management believes the allowance for doubtful accounts is adequate to absorb currently estimated bad debts.  However, if we experience bad debts in excess of the allowance we have established, our operating income would be reduced.  At December 31, 2015 and 2014, our accounts receivable were $18.7 million and $12.0 million, respectively, net of allowances for doubtful accounts of $2.8 million and $2.3 million, respectively.

In addition, many of our leases contain non-contingent rent escalations for which we recognize income on a straight-line basis over the non-cancelable lease term.  This method results in rental income in the early years of a lease being higher than actual cash received, creating a straight-line rent receivable asset which is included in the “Other assets, net” line item in our consolidated balance sheets.  We review our unbilled straight-line rent receivable balance to determine the future collectability of revenue that will not be billed to or collected from tenants due to early lease terminations, lease modifications, bankruptcies and other factors.  Our evaluation is based on our assessment of tenant credit risk changes indicating that expected future straight-line rent may not be realized.  Depending on circumstances, we may provide a reserve against the previously recognized straight-line rent receivable asset for a portion, up to its full value, that we estimate may not be received.  The balance of straight-line rent receivable at December 31, 2015 and 2014, net of allowances was $17.4 million and $15.8 million, respectively.  To the extent any of the tenants under these leases become unable to pay their contractual cash rents, we may be required to write down the straight-line rent receivable from those tenants, which would reduce our operating income.

Real Estate

Real estate assets that we own directly are stated at cost less accumulated depreciation.  Depreciation is computed using the straight-line method.  The estimated useful lives for computing depreciation are generally 10 – 40 years for buildings and improvements and 5 – 30 years for parking lot surfacing and equipment.  We capitalize all capital improvement expenditures associated with replacements and improvements to real property that extend its useful life and depreciate them over their estimated useful lives ranging from 15 – 25 years.  In addition, we capitalize qualifying tenant leasehold improvements and depreciate them over the lesser of the useful life of the improvements or the term of the related tenant lease.  We also capitalize direct internal and external costs of procuring leases and amortize them over the base term of the lease.  If a tenant vacates before the expiration of its lease, we charge unamortized leasing costs and undepreciated tenant leasehold improvements of no future value to expense.  We charge maintenance and repair costs that do not extend an asset’s life to expense as incurred.

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

In the first quarter 2015, we recorded an impairment provision totaling $2.5 million related to developable land that was subsequently sold in the second quarter of 2015. The adjustment was triggered by an unforeseen increase in development costs and changes in the associated sales price assumptions.
Investments in Real Estate Joint Ventures

We have four equity investments in unconsolidated joint venture entities in which we own 30% or less of the total ownership interest.  Because we can influence but not make significant decisions without our partners' approval, these investments are accounted for under the equity method of accounting. We provide leasing, development, asset and property management services to these joint ventures for which we are paid fees.  Refer to Note 7 of the notes to the consolidated financial statements for further information regarding our equity investments in unconsolidated joint ventures.

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

There were no impairment provisions on our equity investments in joint ventures recorded in 2015.

Other Assets, net

Other assets consist primarily of acquired lease intangibles, straight-line rent receivable, deferred leasing costs, deferred financing costs related to our credit facility and prepaid expenses. Other assets also include the fair value of in-place public improvement fee income and real estate tax exemption agreements associated with two properties acquired in 2014. Deferred financing and leasing costs are amortized using the straight-line method over the terms of the respective agreements. Should a tenant terminate its lease, the unamortized portion of the leasing cost is expensed.  Unamortized financing costs are expensed when the related agreements are terminated before their scheduled maturity dates.  We review our unbilled straight-line rent receivable balance to determine the future collectability of revenue that will not be billed to or collected from tenants due to early lease terminations, lease modifications, bankruptcies and other factors.  Our evaluation is based on our assessment of tenant credit risk changes indicating that expected future straight-line rent may not be realized.  Depending on circumstances, we may provide a reserve against the previously recognized straight-line rent receivable asset for a portion, up to its full value, that we estimate may not be received.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.  Cash balances in individual banks may exceed the federally insured limit by the Federal Deposit Insurance Corporation (the “FDIC”).  As of December 31, 2015, we had $11.2 million in excess of the FDIC insured limit.

Recognition of Share-based Compensation Expense

We grant share-based compensation awards to employees and trustees in the form of restricted common shares and in the past we have granted stock options to employees and trustees.  Our share-based award costs are equal to each grant date fair value and are recognized over the service periods of the awards using the graded vesting method.  See Note 16 of the notes to the consolidated financial statements for further information regarding our share based compensation.

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

Certain of our operations, including property and asset management, as well as ownership of certain land parcels, are conducted through taxable REIT subsidiaries, (“TRSs”) which are subject to federal and state income taxes.  During the years ended

December 31, 2015, 2014, and 2013, we sold various properties and land parcels at a gain, resulting in both a federal and state tax liability.  See Note 17 of the notes to the consolidated financial statements for further information regarding income taxes.

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

Noncontrolling Interest in Subsidiaries

There are third parties who have certain noncontrolling interests in the Operating Partnership that are exchangeable for our common shares on a 1:1 basis or cash, at our election.   Noncontrolling interest is classified as a separate component of equity outside of the permanent equity section of our consolidated balance sheets.  Consolidated net income and comprehensive income includes the noncontrolling interest’s share.  The calculation of earnings per share is based on income available to common shareholders.

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
2.  Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board ("FASB") updated Accounting Standards Codification ("ASC") Topic 835 "Interest" with Accounting Standards Update ("ASU") No. 2015-03, "Interest - Imputation of Interest - Simplifying the Presentation of Debt Issuance Costs." ASU 2015-03 modifies the treatment of debt issuance costs from a deferred charge to a deduction of the carrying value of the financial liability. ASU 2015-03 is effective for periods beginning after December 15, 2015, with early adoption permitted and retrospective application. In August 2015, the FASB issued an amendment to ASU 2015-03 pursuant to an SEC staff announcement which addresses the presentation and subsequent measurement of debt issuance costs associated with line of credit arrangements. We early adopted the provisions of ASU 2015-03 beginning with the period ended December 31, 2015, and have applied the provisions retrospectively. See Note 9 of the notes to the consolidated financial statements for further information related to the adoption this standard.
In February 2015, the FASB updated ASC Topic 810 "Consolidation" with ASU 2015-02, "Amendments to the Consolidation Analysis." ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 modifies the evaluation of whether limited partnerships and similar legal entities are Variable Interest Entities ("VIEs") or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that are involved in VIEs, particularly those that have fee arrangements and related party relationships. ASU 2015-02 is effective for annual reporting periods (including interim periods within those periods), beginning after December 15, 2015. Early adoption is permitted. We believe the adoption of this guidance will not have a material effect on our consolidated financial statements.

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

Following is the detail of the construction in progress and land available for development or sale as of December 31, 2015 and 2014:

	December 31,
	2015	2014
	(In thousands)

Construction in progress	$20,603	$25,667
Land available for development	28,503	27,167
Land available for sale	11,060	21,821
Total	$60,166	$74,655

Construction in progress represents existing development, redevelopment and tenant build-out projects.  When projects are substantially complete and ready for their intended use, balances are transferred to land or building and improvements as appropriate.

Land available for development or sale includes real estate projects where vertical construction has yet to commence, but which have been identified by us and are available for future development when market conditions dictate the demand for a new shopping center.  At December 31, 2015, we had three projects under pre-development.

4. Property Acquisitions and Dispositions
Acquisitions

The following table provides a summary of our acquisitions during 2015 and 2014:

					Gross
Property Name	Location	GLA	Acreage	Date Acquired	Purchase Price	Debt
		(In thousands)			(In thousands)
2015
Millennium Park (1)	Livonia, MI	273	N/A	08/15/15	$47,000	$—
Spring Meadows - Kroger Building	Holland, OH	51	N/A	08/06/15	4,110	—
Ramco 450 - 6 Income Producing Properties (1)	GA, IL, OH, & MD	1,126	N/A	07/21/15	191,090	60,048
Jackson Plaza	Jackson, MI	15	N/A	06/22/15	5,000	—
West Oaks II - Petco parcel	Novi, MI	26	N/A	06/10/15	5,500	—
Total income producing acquisitions		1,491			252,700	60,048

Gaines Marketplace	Gaines Township, MI	N/A	1.9	02/12/15	1,000	$—
Lakeland Park Center	Lakeland, FL	N/A	1.6	01/23/15	475	—
Total land acquisitions			3.5		1,475	—
Total acquisitions		1,491	3.5		$254,175	$60,048

2014
Front Range Village	Fort Collins, CO	459	N/A	09/04/14	$128,250	$—
Buttermilk Towne Center	Crescent Springs (Cincinnati), KY	278	N/A	08/22/14	41,900	—
Woodbury Lakes	Woodbury (Minneapolis), MN	305	2.4	07/22/14	66,200	—
Bridgewater Falls Shopping Center	Hamilton (Cincinnati), OH	504	N/A	07/10/14	85,542	58,634
Total income producing acquisitions		1,546	2.4		321,892	58,634

The Shoppes at Fox River	Waukesha (Milwaukee), WI	N/A	9.9	09/08/14	1,216	—
Total land acquisitions			9.9		1,216	—
Total acquisitions		1,546	12.3		$323,108	$58,634

(1) Acquired from related parties. See note 1 to the fair value of the acquisitions table following.

The total aggregate fair value of the acquisitions was allocated and is reflected in the following table in accordance with accounting guidance for business combinations.  At the time of acquisition, these assets and liabilities were considered Level 2 fair value measurements:

	December 31,
	2015	2014	2013
	(In thousands)
Land	$50,367	$55,618	$122,963
Buildings and improvements	183,651	235,322	406,743
Above market leases	1,014	4,775	6,977
Lease origination costs	32,683	23,343	50,577
Other assets	4,256	30,883	10,196
Below market leases	(16,616)	(18,836)	(27,216)
Premium for above market interest rates on assumed debt	(1,180)	(6,830)	(3,697)
Capital lease obligation	—	(1,167)	—
Total purchase price allocated	254,175	323,108	566,543
Mortgages notes assumed	(60,048)	(58,634)	(158,767)
RPT's fair value of existing ownership (1)	(41,204)	—	(64,989)
Net assets acquired	$152,923	$264,474	$342,787

 (1) We acquired our partner's 80% interest in six properties owned by the Ramco 450 Venture LLC ("Ramco 450") and our partner's 70% interest in Millennium Park owned by the Ramco/Lion Venture LP ("RLV").

Total revenue and net income for the 2015 acquisitions included in our consolidated statement of operations for the year ended ended December 31, 2015 were $11.6 million and $1.4 million, respectively.

Unaudited Proforma Information

If the 2015 Acquisitions had occurred on January 1, 2014, our consolidated revenues and net income for the years ended December 31, 2015 and 2014 would have been as follows:

	December 31,
	2015	2014

Consolidated revenue	$265,524	$242,354
Consolidated net income (loss) available to common shareholders	$59,098	$(7,494)

Dispositions

Pursuant to the criteria established under ASC Topic 360 we will classify properties as held for sale when executed purchase and sales agreement contingencies have been satisfied thereby signifying that the sale is legally binding. Refer to Note 1 under Real Estate for additional information regarding the classification criteria. As of December 31, 2015, we had one parcel of land classified as held for sale which was sold in January 2016.

The following table provides a summary of our disposition activity during 2015 and 2014. All of the properties disposed of were unencumbered:

					Gross
Property Name	Location	GLA	Acreage	Date Sold	Sales Price	Gain (loss) on Sale
		(In thousands)			(In thousands)
2015
Horizon Village	Suwanee, GA	97	N/A	12/23/15	$9,300	$1,268
Cocoa Commons	Cocoa, FL	90	N/A	11/19/15	12,000	2,420
Conyers Crossing	Conyers, GA	170	1.3	09/30/15	9,750	4,536
Total income producing dispositions		357	1.3		31,050	8,224
The Towne Center at Aquia - Commercial / Residential Outparcels	Stafford, VA	35	32.8	05/29/15	13,350	495
Taylors Square - Outparcel	Taylors, SC	N/A	0.6	04/22/15	250	(16)
Gaines Marketplace-Target and Shell Oil Parcels	Gaines Township, MI	N/A	11.3	02/12/15	5,150	3,196
Total outparcel dispositions		35	44.7		18,750	3,675

Gain recognized on sale of joint venture real estate (1)					—	5,671

Total dispositions		392	46.0		$49,800	$17,570

2014
Lake Orion Plaza	Lake Orion, MI	141	N/A	11/05/14	$4,300	$288
Northwest Crossing	Knoxville, TN	124	N/A	10/21/14	15,550	7,082
Fraser Shopping Center	Fraser, MI	68	N/A	10/17/14	3,250	186
The Town Center at Aquia - El Gran Charro Outparcel	Stafford, VA	6	N/A	05/28/14	1,730	123
Naples Town Center	Naples, FL	135	N/A	04/17/14	7,150	2,343
Total income producing dispositions		474			31,980	10,022
Harvest Junction Land - BioLife Outparcel	Longmont, CO	N/A	3.0	12/5/2014	1,568	371
Parkway Land - Wendy's Outparcel	Jacksonville, FL	N/A	1.0	8/27/2014	900	258
Parkway Land - Express Oil Change Outparcel	Jacksonville, FL	N/A	0.7	6/13/2014	680	215
Hartland Land - Taco Bell Outparcel	Hartland Township, MI	N/A	0.8	5/1/2014	650	(9)
Total land / outparcel dispositions			5.5		3,798	835
Total dispositions		474	5.5		$35,778	$10,857

(1) Represents the net proceeds from a joint venture property sale to a third party in October 2015.

5. Discontinued Operations

During 2013 and prior to our adoption of ASU 2014-08, certain disposal transactions were considered discontinued operations. A summary of the financial information for the discontinued operations is as follows:

December 31, 2013
(In thousands)
Total revenue	$2,175
Expenses:
Recoverable operating expenses and real estate taxes	570
Other non-recoverable property operating expenses	2
Depreciation and amortization	537
Operating income	1,066
Other expense	(95)
Gain on sale of properties	2,120
Income from discontinued operations	$3,091

6. Impairment Provisions

We established provisions for impairment for the following consolidated assets:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Land available for development or sale (1)	$2,521	$23,285	$327
Income producing properties marketed for sale	—	4,580	9,342
Total	$2,521	$27,865	$9,669

(1)
In the first quarter of 2015, unforeseen increases in development costs and changes in associated sales price assumptions related to land held for development or sale resulted in an impairment provision of $2.5 million. Refer to Note 1 under Accounting for the Impairment of Long-Lived Assets for a discussion of inputs used in determining the fair value of long-lived assets.

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

Combined financial information of our unconsolidated joint ventures is summarized as follows:

	December 31,
Balance Sheets	2015	2014
	(In thousands)
ASSETS
Investment in real estate, net	$63,623	$394,740
Other assets	4,230	23,102
Total Assets	$67,853	$417,842
LIABILITIES AND OWNERS' EQUITY
Mortgage notes payable	$—	$170,194
Other liabilities	750	7,625
Owners' equity	67,103	240,023
Total Liabilities and Owners' Equity	$67,853	$417,842

RPT's equity investments in unconsolidated joint ventures	$4,325	$28,733

	December 31,
Statements of Operations	2015	2014	2013
	(In thousands)
Total revenue	$10,297	$14,038	$14,674
Total expenses	(7,113)	(10,848)	(11,106)
Gain on sale of real estate	9,237	740	—
Gain on extinguishment of debt	—	529	—
Income from continuing operations	12,421	4,459	3,568
Discontinued operations (1)
Gain (loss) on sale of real estate (2)	3,025	—	(21,512)
Income (loss) from discontinued operations	857	(7,477)	1,157
Income (loss) from discontinued operations	3,882	(7,477)	(20,355)
Net income (loss)	$16,303	$(3,018)	$(16,787)

RPT's share of earnings (loss) from unconsolidated joint ventures	$17,696	$75	$(4,759)

(1)	Discontinued operations reflects results of operations for those properties that meet the criteria for discontinued operations under ASU 2014-08.

(2)
During 2015 Ramco 450 sold all of the properties from the joint venture. Ramco acquired its partners interest in six properties, our joint venture partner acquired our interest in one property and the final property, Chester Springs, was sold to an unrelated third party. The seven properties sold to partners in the venture generated a gain of $65.6 million, our share, $13.1 million, is recognized in the earnings (loss) from unconsolidated joint ventures. Ramco 450 recognized the gain as a distribution to the partners.

Dispositions

The following table provides a summary of our unconsolidated joint venture property disposition activity during 2015. There were no dispositions of shopping centers in 2014.

Property Name	Location	GLA	Date Sold	Ownership %

2015
Ramco 450 Venture LLC
Chester Springs	Chester, NJ	223	10/08/15	20%
Partners Portfolio - 7 Income Producing Properties	FL, GA, IL, OH, & MD	1,440	07/21/15	20%
		1,663
Ramco/Lion Venture LP
Millennium Park	Livonia, MI	273	08/11/15	30%
Village of Oriole Plaza	Delray Beach, FL	156	03/24/15	30%
		429
Total 2015 unconsolidated joint venture's dispositions		2,092

Joint Venture Management and Other Fee Income

We are engaged by certain of our joint ventures to provide asset management, property management, leasing and investing services for such venture’s respective properties.  We receive fees for our services, including property management fees calculated as a percentage of gross revenues received and recognize these fees as the services are rendered.
The following table provides information for our fees earned which are reported in our consolidated statements of operations:

	December 31,
	2015	2014	2013
	(In thousands)
Management fees	$1,149	$1,514	$1,875
Leasing fees	311	315	390
Acquisition/disposition fees	108	—	—
Construction fees	185	230	61
Total	$1,753	$2,059	$2,326

8. Other Assets, Net and Acquired Lease Intangible Assets, Net

Other assets, net consisted of the following:

	December 31,
	2015	2014
	(In thousands)
Deferred leasing costs, net	$35,282	$33,557
Deferred financing costs, net	1,871	2,551
Acquired development agreements (1)	22,194	23,238
Other, net	2,655	2,718
Total amortizable other assets	62,002	62,064
Straight-line rent receivable, net	17,366	15,805
Goodwill	2,089	2,089
Cash flow hedge marked-to-market asset	642	537
Prepaid and other deferred expenses, net	5,791	7,054
Other assets, net	$87,890	$87,549

(1)
Represents the fair value of in-place public improvement fee of approximately $16.6 million and real estate tax exemption agreement of approximately $5.6 million associated with two properties acquired in 2014.

Straight-line rent receivables are recorded net of allowances of $3.5 million and $4.3 million at December 31, 2015 and 2014, respectively.
Acquired lease intangible assets, net consisted of the following:

	December 31,
	2015	2014
	(In thousands)
Lease originations costs	$119,181	$96,059
Above market leases	13,994	14,261
	133,175	110,320
Accumulated amortization	(44,356)	(33,275)
Net acquired lease intangibles	$88,819	$77,045

Acquired lease intangible assets have a remaining weighted-average amortization period of 4.3 years as of December 31, 2015.  These intangible assets are being amortized over the lives of the applicable lease.  Amortization of lease origination costs is an increase to amortization expense and amortization of above-market leases is a reduction to minimum rent revenue over the applicable terms of the respective leases. Amortization of the above market lease asset resulted in a reduction of revenue of approximately $3.1 million, $2.7 million, and $2.1 million for the years ended December 31, 2015, 2014, and 2013, respectively.

Combined, amortizable other assets, net and acquired lease intangibles, net totaled $150.8 million. The following table represents estimated aggregate amortization expense related to those assets as of December 31, 2015:

Year Ending December 31,
(In thousands)
2016	$27,874
2017	20,863
2018	16,452
2019	13,294
2020	10,902
Thereafter	61,436
Total (1)	$150,821

9. Debt

In April 2015, the FASB issued ASU 2015-03, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. We adopted ASU 2015-03 effective December 15, 2015 and appropriately retrospectively applied the guidance to our Notes Payable for all periods presented. Unamortized debt issuance costs of $3.8 million and $4.0 million are included in Notes Payable as of December 31, 2015 and 2014, respectively (previously included in Other assets on our Consolidated Balance Sheets).

The following table summarizes our mortgages and notes payable and capital lease obligation as of December 31, 2015 and 2014:

	December 31,
	2015	2014
	(In thousands)
Senior unsecured notes	$460,000	$310,000
Unsecured term loan facilities	210,000	210,000
Fixed rate mortgages	322,457	354,714
Unsecured revolving credit facility	60,000	10,000
Junior subordinated notes	28,125	28,125
	1,080,582	912,839
Unamortized premium	6,935	8,866
Unamortized deferred financing costs	(3,806)	(4,047)
	$1,083,711	$917,658

Capital lease obligation	$1,108	$1,828

Senior unsecured notes and unsecured term loans

We completed the following financing transactions during 2015:

•
In September 2015, we executed a $100.0 million private placement of senior unsecured notes. Series A consists of $50.0 million of notes, ten years term at a fixed interest rate of 4.09%, which funded on September 30, 2015. Series B, $25.0 million, nine years fixed interest rate of 4.05% and Series C, $25.0 million, eleven years fixed interest rate of 4.28%, funded in November 2015; and

•	In July 2015, we funded the $50.0 million shelf facility related to the private placement of debt completed in May 2014. The notes have ten years term at a fixed interest rate of 4.2%.

Our $670.0 million of senior unsecured notes and unsecured term loans have interest rates ranging from 2.9% to 4.7% and are due at various maturity dates from September 2018 through November 2026.

Mortgages

During 2015 we had the following mortgage transactions:

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

Our $322.5 million of fixed rate mortgages have interest rates ranging from 2.9% to 7.4% and are due at various maturity dates from June 2016 through June 2026. The fixed rate mortgage notes are secured by mortgages on properties that have an approximate net book value of $403.2 million as of December 31, 2015.
We have no mortgage maturities until June 2016 and it is our intent to repay these mortgages using cash, borrowings under our unsecured line of credit, or other sources of financing.

The mortgage loans encumbering our properties are generally nonrecourse, subject to certain exceptions for which we would be liable for any resulting losses incurred by the lender.  These exceptions vary from loan to loan but generally include fraud or a material misrepresentation, misstatement or omission by the borrower, intentional or grossly negligent conduct by the borrower that harms the property or results in a loss to the lender, filing of a bankruptcy petition by the borrower, either directly or indirectly and certain environmental liabilities.  In addition, upon the occurrence of certain events, such as fraud or filing of a bankruptcy petition by the borrower, we or our joint ventures would be liable for the entire outstanding balance of the loan, all interest accrued thereon and certain other costs, including penalties and expenses.
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
Revolving Credit Facility
During 2015 we had net borrowings of $50.0 million on our revolving credit facility and had outstanding letters of credit issued under our revolving credit facility, not reflected in the accompanying consolidated balance sheets, totaling $3.5 million. These letters of credit reduce borrowing availability under our bank facility. As of December 31, 2015, $286.5 million was available to be drawn on our $350.0 million unsecured revolving credit facility subject to our compliance with certain covenants. As of December 31, 2015 the variable interest rate was 1.6%.

The revolving credit and term loan facilities contain financial covenants relating to total leverage, fixed charge coverage ratio, tangible net worth and various other calculations.  As of December 31, 2015, we were in compliance with these covenants.

Junior Subordinated Notes

Our junior subordinated notes have a variable rate of LIBOR plus 3.30%.  The maturity date is January 2038.

Capital lease

At December 31, 2015 we had a capital ground lease at our Buttermilk Towne Center with the City of Crescent Springs, Kentucky. Additionally, at December 31, 2014 we had a capital ground lease at our Gaines Marketplace shopping center in Gaines Township, Michigan which expired in early 2015.  Total amounts expensed as interest relating to these leases were $0.1 million, $0.2 million and $0.3 million for each of the years ended December 31, 2015, 2014, and 2013 respectively.

The following table presents scheduled principal payments on mortgages and notes payable and capital lease payments as of December 31, 2015:

Year Ending December 31,	Principal Payments	Capital Lease Payments
	(In thousands)
2016	$35,845	$100
2017	129,096	100
2018 (1)	159,132	100
2019	5,860	100
2020	102,269	100
Thereafter	648,380	1,200
Subtotal debt	1,080,582	1,700
Unamortized mortgage premium	6,935	—
Deferred financing costs	(3,806)	—
Amounts representing interest	—	(592)
Total	$1,083,711	$1,108

(1)	Scheduled maturities in 2018 include the $60.0 million balance on the unsecured revolving credit facility drawn as of December 31, 2015.
10. Acquired Lease Intangible Liabilities, Net

Acquired lease intangible liabilities, net were $64.2 million and $54.3 million as of December 31, 2015 and 2014, respectively. The increase was primarily due to the acquisitions that were completed in 2015 and the allocation of a portion of the purchase price to lease intangible liabilities.  The lease intangible liability relates to below-market leases and is being accreted over the applicable terms of the acquired leases, which resulted in an increase of revenue of $5.8 million, $4.9 million, and $3.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Derivative Assets and Liabilities

All of our derivative instruments are interest rate swaps for which quoted market prices are not readily available.  For those derivatives, we measure fair value on a recurring basis using valuation models that use primarily market observable inputs, such as yield curves.  We classify derivative instruments as Level 2.  Refer to Note 12 of notes to the consolidated financial statements for additional information on our derivative financial instruments.

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 and 2014.

	Balance Sheet location	Total Fair Value	Level 1	Level 2	Level 3
2015		(In thousands)
Derivative assets - interest rate swaps	Other assets	$642	$—	$642	$—
Derivative liabilities - interest rate swaps	Other liabilities	$(2,241)	$—	$(2,241)	$—
2014
Derivative assets - interest rate swaps	Other assets	$537	$—	$537	$—
Derivative liabilities - interest rate swaps	Other liabilities	$(2,705)	$—	$(2,705)	$—

The carrying values of cash and cash equivalents, restricted cash, receivables and accounts payable and accrued liabilities are reasonable estimates of their fair values because of the short maturity of these financial instruments.

We estimated the fair value of our debt based on our incremental borrowing rates for similar types of borrowing arrangements with the same remaining maturity and on the discounted estimated future cash payments to be made for other debt.  The discount rates used approximate current lending rates for loans or groups of loans with similar maturities and credit quality, assumes the debt is outstanding through maturity and considers the debt’s collateral (if applicable).  Since such amounts are estimates that are based on limited available market information for similar transactions, there can be no assurance that the disclosed value of any financial instrument could be realized by immediate settlement of the instrument.  Fixed rate debt (including variable rate debt swapped to fixed through derivatives) with carrying values of $996.3 million and $880.3 million as of December 31, 2015 and 2014, respectively, have fair values of approximately $1.0 billion and $900.9 million, respectively.  Variable rate debt’s fair value is estimated to be the carrying values of $87.4 million and $37.4 million as of December 31, 2015 and 2014, respectively. We classify our debt as Level 2.

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
The table below presents the recorded amount of assets at the time they were marked to fair value during the years ended December 31, 2015 and 2014 on a nonrecurring basis. We did not have any material liabilities that were required to be measured at fair value on a nonrecurring basis during the years ended December 31, 2015 and 2014.

Assets	Total Fair Value	Level 1	Level 2	Level 3	Total Impairment
	(In thousands)
2015
Land available for sale	$453	$—	$—	$453	$(2,521)
Total	$453	$—	$—	$453	$(2,521)
2014
Income producing properties	$28,754	$—	$—	$28,754	$(4,580)
Land available for sale	13,972	—	—	13,972	(23,285)
Total	$42,726	$—	$—	$42,726	$(27,865)

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

12.  Derivative Financial Instruments

We utilize interest rate swap agreements for risk management purposes to reduce the impact of changes in interest rates on our variable rate debt. We may also enter into forward starting swaps to set the effective interest rate on planned fixed rate financing.  On the date we enter into an interest rate swap, the derivative is designated as a hedge against the variability of cash flows that are to be paid in connection with a recognized liability.  Subsequent changes in the fair value of a derivative designated as a cash flow hedge that is determined to be highly effective are recorded in other comprehensive income (“OCI”) until earnings are affected by the variability of cash flows of the hedged transaction. The differential between fixed and variable rates to be paid or received is accrued, as interest rates change, and recognized currently as interest expense in our consolidated statements of operations.  We assess effectiveness of our cash flow hedges both at inception and on an ongoing basis.  Our cash flow hedges become ineffective if critical terms of the hedging instrument and the debt do not perfectly match such as notional amounts, settlement dates, reset dates, calculation period and LIBOR rate. At December 31, 2015, all of our hedges were highly effective.

At December 31, 2015, we had seven interest rate swap agreements in effect for an aggregate notional amount of $210.0 million.  Additionally, in October 2015, we entered into three forward starting interest rate swap agreements for an aggregate notional amount of $75.0 million. All of our interest rate swap agreements are designated as cash flow hedges The agreements provide for swapping one-month LIBOR interest rates ranging from 1.2% to 2.2% on $210.0 million of unsecured term loans, and have expirations ranging from April 2016 to May 2021.

The following table summarizes the notional values and fair values of our derivative financial instruments as of December 31, 2015:

Underlying Debt	Hedge Type	Notional Value	Fixed Rate	Fair Value	Expiration Date
		(In thousands)		(In thousands)
Derivative Assets
Unsecured term loan facility	Cash Flow	$20,000	1.4980%	$151	05/2021
Unsecured term loan facility	Cash Flow	15,000	1.4900%	128	05/2021
Unsecured term loan facility	Cash Flow	40,000	1.4800%	363	05/2021
		$75,000		$642

Derivative Liabilities
Unsecured term loan facility	Cash Flow	$75,000	1.2175%	$(180)	04/2016
Unsecured term loan facility	Cash Flow	30,000	2.0480%	(729)	10/2018
Unsecured term loan facility	Cash Flow	25,000	1.8500%	(472)	10/2018
Unsecured term loan facility	Cash Flow	5,000	1.8400%	(93)	10/2018
Unsecured term loan facility	Cash Flow	15,000	2.1500%	(451)	05/2020
Unsecured term loan facility	Cash Flow	10,000	2.1500%	(301)	05/2020
Unsecured term loan facility	Cash Flow	50,000	1.4600%	(15)	05/2020
		$210,000		$(2,241)

The effect of derivative financial instruments on our consolidated statements of operations for the year ended December 31, 2015 and 2014 is summarized as follows:

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Loss Reclassified from Accumulated OCI	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationship	Year Ended December 31,		into Income	Year Ended December 31,
	2015	2014	(Effective Portion)	2015	2014
	(In thousands)			(In thousands)
Interest rate contracts - assets	$1,008	$(1,046)	Interest Expense	$(902)	$(661)
Interest rate contracts - liabilities	2,589	1,996	Interest Expense	(2,125)	(2,404)
Total	$3,597	$950	Total	$(3,027)	$(3,065)

13. Leases

Revenues

Approximate future minimum revenues from rentals under non-cancelable operating leases in effect at December 31, 2015, assuming no new or renegotiated leases or option extensions on lease agreements and no early lease terminations were as follows:

Year Ending December 31,
(In thousands)
2016	$186,111
2017	168,127
2018	149,005
2019	127,677
2020	109,863
Thereafter	394,388
Total	$1,135,171

Expenses

We have an operating lease for our corporate headquarters in Michigan for a term expiring in 2019. We recognized rent expense of $0.6 million for the year ended December 31, 2015. For the years ended December 31, 2014 and 2013 we recognized $0.6 million and $0.7 million, respectively. Previous years expense included an operating lease adjacent to a former shopping center. The associated outparcel and operating lease were sold in early 2015.

Approximate future rental payments under our non-cancelable leases, assuming no option extensions are as follows:

Year Ending December 31,
(In thousands)
2016	$620
2017	629
2018	638
2019	429
2020	—
Thereafter	—
Total	$2,316

14. Earnings per Common Share

The following table sets forth the computation of basic earnings per share (“EPS”):

	Year Ended December 31,
	2015	2014	2013
	(In thousands, except per share data)
Income (loss) from continuing operations	$66,895	$(2,412)	$8,371
Net (income) loss from continuing operations attributable to noncontrolling interest	(1,786)	48	(355)
Preferred share dividends and conversion costs	(7,338)	(7,250)	(7,250)
Allocation of continuing income to restricted share awards	(336)	(180)	(102)
Income (loss) from continuing operations attributable to RPT	$57,435	$(9,794)	$664
Income from discontinued operations	—	—	3,091
Net income from discontinued operations attributable to noncontrolling interest	—	—	(110)
Allocation of discontinued income to restricted share awards	—	—	(20)
Income from discontinued operations attributable to RPT	—	—	2,961
Net income (loss) available to common shareholders	$57,435	$(9,794)	$3,625

Weighted average shares outstanding, Basic	78,848	72,118	59,336

Earnings (loss) per common share, Basic
Continuing operations	$0.73	$(0.14)	$0.01
Discontinued operations	—	—	0.05
	$0.73	$(0.14)	$0.06

 The following table sets forth the computation of diluted EPS:

	Year Ended December 31,
	2015	2014	2013
	(In thousands, except per share data)
Income (loss) from continuing operations	$66,895	$(2,412)	$8,371
Net (income) loss from continuing operations attributable to noncontrolling interest	(1,786)	48	(355)
Preferred share dividends and conversion costs	(7,338)	(7,250)	(7,250)
Allocation of continuing income to restricted share awards	(336)	(180)	(102)
Income (loss) from continuing operations attributable to RPT	$57,435	$(9,794)	$664
Income from discontinued operations	—	—	3,091
Net income from discontinued operations attributable to noncontrolling interest	—	—	(110)
Income from discontinued operations attributable to RPT	—	—	2,981
Net income (loss) available to common shareholders	$57,435	$(9,794)	$3,645

Weighted average shares outstanding, Basic	78,848	72,118	59,336
Stock options and restricted share awards using the treasury method (1)	187	—	392
Weighted average shares outstanding, Diluted (2)(3)	79,035	72,118	59,728

Earnings (loss) per common share, Diluted
Continuing operations	$0.73	$(0.14)	$0.01
Discontinued operations	—	—	0.05
	$0.73	$(0.14)	$0.06

(1)
For the year ended December 31, 2014 stock options and restricted stock awards are anti-dilutive and accordingly, have been excluded from the weighted average common shares used to compute diluted EPS.

(2)	The assumed conversion of preferred shares are anti-dilutive for all periods presented and accordingly, have been excluded from the weighted average common shares used to compute diluted EPS.

(3)
The effect of the conversion of Common OP Units is not reflected in the computation of basic and diluted earnings per share, as they are exchangeable for Common Shares on a one-for-one basis. The income allocable to such units is allocated on this same basis and reflected as noncontrolling interests in the accompanying consolidated financial statements. As such, the assumed conversion of these units would have no net impact on the determination of diluted earnings per share.

15. Shareholders’ Equity

Underwritten public offerings

In 2015 we did not complete any underwritten public offerings.

In August 2014 we completed an underwritten public offering of 6.9 million newly issued common shares of beneficial interest at $16.44 per share which included 0.9 million common shares sold in connection with the full exercise of the underwriters' option to purchase additional shares. Our total net proceeds, after deducting expenses, were approximately $108.7 million.

Controlled equity offerings

In 2015, through our controlled equity offering we issued 0.9 million common shares, at an average price of $19.28, and received approximately $17.1 million in net proceeds, after sales commissions and fees of $0.3 million.

In 2014, through our controlled equity offering we issued 3.8 million common shares, at an average share price of $16.50, and received approximately $61.7 million in net proceeds, after sales commissions and fees of $0.9 million.

Our controlled equity offerings were issued under a registration statement filed in 2013 whereby we may sell up to 8.0 million common shares of beneficial interest. As of December 31, 2015 we had 3.1 million shares available for issuance.

Non-Controlling Interests

As of December 31 2015 we had 2,001,461 OP Units outstanding. OP Unit holders are entitled to exchange their units for our common shares on a 1:1 basis or for cash.  The form of payment is at our election. During 2015, 245,734 units were converted for cash in the amount of $3.8 million.

Preferred Shares

As of December 31, 2015 we had 1,848,539 shares of 7.25% Series D Cumulative Convertible Preferred Shares (“Preferred Shares”) outstanding that have a liquidation preference of $50 per share and par value $0.01 per share. The Preferred Shares are convertible at any time by the holders to our common shares at a conversion rate of $14.10 per share. The conversion rate is adjusted quarterly. The Preferred Shares are also convertible under certain circumstances at our election. The holders of the Preferred Shares have no voting rights.

In April 2015, we converted Preferred Shares with a liquidation preference of $7.6 million into 532,628 common shares pursuant to the terms of the Convertible Preferred Shares prospectus supplement dated April 27, 2011 and incurred conversion costs of approximately $0.5 million.

The following table provides a summary of dividends declared and paid per share:

	Year Ended December 31,
	2015		2014		2013
	Declared	Paid	Declared	Paid	Declared	Paid

Common shares	$0.820	$0.810	$0.7750	$0.7625	$0.7115	$0.6923
Preferred shares	$3.625	$3.625	$3.625	$3.625	$3.625	$3.625

Dividend reinvestment plan

We have a dividend reinvestment plan that allows for participating shareholders to have their dividend distributions automatically invested in additional shares of beneficial interest based on the average price of the shares acquired for the distribution.

16.  Share-Based Compensation and Other Benefit Plans

Incentive and Stock Option Plans

As of December 31, 2015 we have one share-based compensation plan in effect, the 2012 Omnibus Long-Term Incentive Plan (“2012 LTIP”). Under the plan our compensation committee may grant, subject to the Company’s performance conditions as specified by the compensation committee, restricted shares, restricted share units, options and other awards for up to 2 million of our common shares, units or stock options, of which 1.6 million is available for issuance as of December 31, 2015.

The following share-based compensation plans have been terminated, except with respect to awards outstanding under each plan:

•
The 2009 Omnibus Long-Term Incentive Plan ("2009 LTIP") which allowed for the grant of restricted shares, restricted share units, options and other awards to trustees, officers and other key employees;

•	The 2008 Restricted Share Plan for Non-Employee Trustees (the "Trustees' Plan") which allowed for the grant of restricted shares to non-employee trustees of the Company;

•	2003 LTIP which allowed for the grant of stock options to our executive officers and employees. As of December 31, 2015, there were 87,165 options exercisable; and

•
2003 Non-Employee Trustee Stock Option Plan – this plan provided for the annual grant of options to purchase our shares to our non-employee trustees.  As of December 31, 2015, there were 20,000 options exercisable.

We recognized total share-based compensation expense of $1.6 million, $4.6 million, and $3.6 million for 2015, 2014, and 2013, respectively.

Restricted Stock Share-Based Compensation

Beginning in 2012 the compensation committee determined that the LTIP award would consist of 50% service based restricted shares and 50% performance-based cash awards. The service-based restricted share awards include a five year vesting period and the compensation expense is recognized on a graded vesting basis.  We recognized expense related to restricted share grants of $1.9 million for the year ended December 31, 2015 and $2.1 million for each of the years ended December 31, 2014 and 2013.

The performance shares are earned subject to a future performance measurement based on a three-year shareholder return peer comparison (the “TSR Grants”). If the performance criterion is met the actual value of the grant earned will be determined and 50% of the award will be paid in cash immediately while the balance will be paid in cash the following year.

Pursuant to ASC 718 – Stock Compensation, we determine the grant date fair value of TSR Grants, and any subsequent re-measurements, based upon a Monte Carlo simulation model.  We recognize the compensation expense ratably over the requisite service period and we are required to re-value the performance cash awards at the end of each quarter. We use the same methodology as was used at the initial grant date and adjust the compensation expense accordingly.  If it is determined that the performance criteria will not be met, compensation expense previously recognized would be reversed.  We recognized a compensation benefit of $0.4 million during the year ended December 31, 2015 due to the change in value of the plans and expense reversal related to our former Chief Financial Officer. Compensation expense of $2.5 million and $1.5 million related to the cash awards recorded during the years ended December 31, 2014 and 2013, respectively.

A summary of the activity of service based restricted shares under the LTIP for the years ended December 31, 2015, 2014 and 2013 is presented below:

	2015		2014		2013
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding, beginning of the year	365,524	$14.92	375,813	$13.71	286,306	$11.83
Granted	180,914	17.77	286,954	16.70	293,732	15.68
Vested	(176,816)	14.29	(281,851)	12.69	(197,014)	10.07
Forfeited or expired	(41,890)	16.17	(15,392)	14.69	(7,211)	13.38
Outstanding, end of the year	327,732	16.39	365,524	14.92	375,813	13.71

As of December 31, 2015 there was approximately $4.1 million of total unrecognized compensation cost related to non-vested restricted share awards granted under our various share-based plans that we expect to recognize over a weighted average period of 4.5 years.

Stock Option Share-Based Compensation

When we grant options, the fair value of each option granted, used in determining the share-based compensation expense, is estimated on the date of grant using the Black-Scholes option-pricing model.  This model incorporates certain assumptions for inputs including risk-free rates, expected dividend yield of the underlying common shares, expected option life and expected volatility.

No options were granted under the LTIP in the years ended December 31, 2015, 2014 and 2013.

The following table reflects the stock option activity for all plans described above:

	2015		2014		2013
	Shares Under Option	Weighted-Average Exercise Price	Shares Under Option	Weighted-Average Exercise Price	Shares Under Option	Weighted-Average Exercise Price
Outstanding, beginning of the year	155,248	$30.94	190,993	$30.34	227,743	$27.81
Exercised	—	—	—	—	(25,000)	9.61
Forfeited or expired	(48,083)	28.29	(35,745)	27.73	(11,750)	25.34
Outstanding, end of the year	107,165	$32.13	155,248	$30.94	190,993	$30.34
Exercisable, end of the year	107,165	$32.13	155,248	$30.94	190,993	$30.34

The following table summarizes information about options outstanding at December 31, 2015:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Exercisable	Weighted-Average Exercise Price

$23.77 - $27.96	10,000	0.5	$26.68	10,000	$26.68
$28.80 - $29.06	34,025	0.2	29.06	34,025	29.06
$34.30 - $36.50	63,140	1.2	34.65	63,140	34.65
	107,165	0.8	$32.13	107,165	$32.13

We received cash of approximately $0.2 million from options exercised during the year ended December 31, 2013.  The impact of the cash receipt is included in financing activities in the accompanying consolidated statements of cash flows.
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

Deferred tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the bases of such assets and liabilities as measured by tax laws. Deferred tax assets are reduced by a valuation allowance to the amount where realization is more likely than not assured after considering all available evidence, including expected taxable earnings and potential tax planning strategies. Our temporary differences primarily relate to deferred compensation, depreciation, impairment charges and net operating loss carryforwards.

As of December 31, 2015, we had a federal and state deferred tax asset of $10.7 million and a valuation allowance of $10.7 million, which represents a decrease of $0.2 million from December 31, 2014. Our deferred tax assets, such as net operating losses and land basis differences, are reduced by an offsetting valuation allowance where there is uncertainty regarding their realizability. We believe that it is more likely than not that the results of future operations will not generate sufficient taxable income to recognize the deferred tax assets. These future operations are primarily dependent upon the profitability of our TRSs, the timing and amounts of gains on land sales, and other factors affecting the results of operations of the TRSs.

If in the future we are able to conclude it is more likely than not that we will realize a future benefit from a deferred tax asset, we will reduce the related valuation allowance by the appropriate amount. The first time this occurs, it will result in a net deferred tax asset on our balance sheet and an income tax benefit of equal magnitude in our statement of operations in the period we made the determination.

During the years ended December 31, 2015 and 2014, we recorded an income tax provision of approximately $339,000 and $54,000, respectively.

We had no unrecognized tax benefits as of or during the three year period ended December 31, 2015.  We expect no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2015.  No material interest or penalties relating to income taxes were recognized in the statement of operations for the years ended December 31, 2015, 2014, and 2013 or in the consolidated balance sheets as of December 31, 2015, 2014, and 2013.  It is our accounting policy to classify interest and penalties relating to unrecognized tax benefits as tax expense.  As of December 31, 2015, returns for the calendar years 2012 through 2015 remain subject to examination by the Internal Revenue Service (“IRS”) and various state and local tax jurisdictions.  As of December 31, 2015, certain returns for calendar year 2011 also remain subject to examination by various state and local tax jurisdictions.

Sales Tax

We collect various taxes from tenants and remit these amounts, on a net basis, to the applicable taxing authorities.

18.  Commitments and Contingencies

Construction Costs

In connection with the development and expansion of various shopping centers as of December 31, 2015, we had entered into agreements for construction costs of approximately $10.6 million.

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

In February 2016 we completed the sale of a shopping center located in Troy, Ohio receiving net proceeds in the amount of $12.0 million.

20.  Selected Quarterly Financial Data (Unaudited)

The following table sets forth summarized quarterly financial data for the year ended December 31, 2015:

	Quarters Ended 2015
	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)
Total revenue	$59,417	$59,735	$64,060	$68,578
Operating income	$14,631	$15,910	$18,854	$16,102
Net income attributable to RPT	$9,667	$7,090	$33,666	$14,686
Net income available to common shareholders	$7,855	$4,915	$31,991	$13,010
Earnings per common share, basic: (1)	$0.10	$0.06	$0.39	$0.16
Earnings per common share, diluted:(1)	$0.10	$0.06	$0.38	$0.16

(1)	EPS amounts are based on weighted average common shares outstanding during the quarter and, therefore, may not agree with the EPS calculated for the year ended December 31, 2015.

The following table sets forth summarized quarterly financial data for the year ended December 31, 2014:

	Quarters Ended 2014
	March 31 (1)	June 30 (1)	September 30 (1)	December 31 (1)
	(In thousands, except per share amounts)
Total revenue	$50,133	$49,930	$55,143	$63,157
Operating income (loss)	$12,403	$6,732	$14,782	$(10,587)
Net income (loss) attributable to RPT	$2,672	$1,086	$6,083	$(12,205)
Net income (loss) available to common shareholders	$860	$(727)	$4,270	$(14,017)
Earnings (loss) per common share, basic: (1)	$0.01	$(0.01)	$0.06	$(0.18)
Earnings (loss) per common share, diluted:(1)	$0.01	$(0.01)	$0.06	$(0.18)

(1)	EPS amounts are based on weighted average common shares outstanding during the quarter and, therefore, may not agree with the EPS calculated for the year ended December 31, 2014.

RAMCO-GERSHENSON PROPERTIES TRUST
SCHEDULE III
SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2015
(in thousands of dollars)

			INITIAL COST TO COMPANY		Capitalized Subsequent to Acquisition or Improvements, Net of Impairments	GROSS AMOUNTS AT WHICH CARRIED AT CLOSE OF PERIOD
Property	Location	Encumbrances	Land	Building & Improvements		Land	Building & Improvements	Total	Accumulated Depreciation	Date Constructed	Date Acquired
Auburn Mile	MI	$—	$15,704	$—	$(7,110)	$5,917	$2,677	$8,594	$2,323	2000	1999
Bridgewater Falls	OH	57,428	9,831	76,446	209	9,831	76,655	86,486	4,382	2005/2007	2014
Buttermilk Towne Center	KY	—	13,249	21,103	11	13,249	21,114	34,363	1,212	2005	2014
Central Plaza	MO	—	10,250	10,909	153	10,250	11,062	21,312	1,460	1970	2012
Centre at Woodstock	GA	—	1,880	10,801	(46)	1,987	10,648	12,635	3,010	1997	2004
Clinton Pointe	MI	—	1,175	10,499	541	1,175	11,040	12,215	3,443	1992	2003
Clinton Valley	MI	—	1,500	13,498	11,455	1,625	24,828	26,453	10,230	1977/1985	1996
Coral Creek Shops	FL	—	1,565	14,085	977	1,572	15,055	16,627	5,034	1992	2002
Crofton Centre	MD	16,143	8,012	22,774	335	8,012	23,109	31,121	353	1974	2015
Crossroads Centre	OH	3,536	5,800	20,709	3,047	4,904	24,652	29,556	10,279	2001	2001
Cypress Point	FL	—	2,968	17,637	699	2,968	18,336	21,304	1,612	1983	2013
Deer Creek Shopping Center	MO	—	6,070	18,105	116	6,070	18,221	24,291	1,445	1970's/2013	2013
Deer Grove Centre	IL	—	8,408	8,197	4,178	8,408	12,375	20,783	977	1997	2013
Deerfield Towne Center	OH	—	6,868	78,551	749	6,868	79,300	86,168	6,225	2004/2007	2013
East Town Plaza	WI	—	1,768	16,216	3,022	1,768	19,238	21,006	6,938	1992	2000
Fairlane Meadows	MI	—	3,255	17,620	5,093	3,260	22,708	25,968	6,499	1987/2007	2003/2005
Front Range Village	CO	—	20,910	80,600	661	20,910	81,261	102,171	3,771	2008	2014
Gaines Marketplace	MI	—	226	6,782	3,488	2,926	7,570	10,496	2,025	2004	2004
Harvest Junction North	CO	—	8,254	25,232	5,382	7,609	31,259	38,868	2,654	2006	2012
Harvest Junction South	CO	—	6,241	22,856	223	6,241	23,079	29,320	2,508	2006	2012
Heritage Place	MO	—	13,899	22,506	885	13,899	23,391	37,290	3,898	1989	2011
Holcomb Center	GA	—	658	5,953	9,808	658	15,761	16,419	5,973	1986	1996
Hoover Eleven	MI	—	3,308	29,778	4,475	3,304	34,257	37,561	10,410	1989	2003
Hunters Square	MI	—	7,673	52,774	5,367	7,652	58,162	65,814	4,564	1988	2013
Jackson Crossing	MI	23,114	3,347	24,261	17,856	3,347	42,117	45,464	15,977	1967	1996
Jackson West	MI	—	2,806	6,270	6,239	2,691	12,624	15,315	5,685	1996	1996
Lakeland Park Center	FL	—	15,365	—	34,162	15,365	34,162	49,527	1,584	2014	2008
Lakeshore Marketplace	MI	—	2,018	18,114	5,507	3,402	22,237	25,639	6,678	1996	2003
Liberty Square	IL	—	2,670	11,862	(35)	2,665	11,832	14,497	2,133	1987	2010
Livonia Plaza	MI	—	1,317	11,786	559	1,317	12,345	13,662	3,890	1988	2003
Marketplace of Delray	FL	—	7,922	18,910	1,216	7,922	20,126	28,048	2,029	1981/2010	2013
Market Plaza	IL	15,005	9,391	22,682	423	9,391	23,105	32,496	365	1965/2009	2015
Merchants' Square	IN	—	4,997	18,346	3,630	4,997	21,976	26,973	4,470	1970	2010
Millennium Park	MI	—	5,886	35,420	74	5,886	35,494	41,380	534	2000	2015

			INITIAL COST TO COMPANY		Capitalized Subsequent to Acquisition or Improvements, Net of Impairments	GROSS AMOUNTS AT WHICH CARRIED AT CLOSE OF PERIOD
Property	Location	Encumbrances	Land	Building & Improvements		Land	Building & Improvements	Total	Accumulated Depreciation	Date Constructed	Date Acquired
Mission Bay	FL	—	33,975	48,159	4,246	33,975	52,405	86,380	4,471	1989	2013
Mount Prospect Plaza	IL	—	11,633	21,767	1,151	11,633	22,918	34,551	2,174	1958/1987/2012	2013
Nagawaukee Shopping Center	WI	7,926	7,549	30,898	146	7,549	31,044	38,593	2,847	1994/2004/2008	2012/2013
New Towne Plaza	MI	—	817	7,354	5,985	817	13,339	14,156	6,638	1975	1996
Oak Brook Square	MI	—	955	8,591	5,892	955	14,483	15,438	6,226	1982	1996
Olentangy Plaza	OH	—	4,283	20,774	137	4,283	20,911	25,194	416	1981	2015
Parkway Shops	FL	—	3,145	—	21,692	5,902	18,935	24,837	1,259	2013	2008
Peachtree Hill	GA	—	7,517	17,062	78	7,517	17,140	24,657	307	1986	2015
Promenade at Pleasant Hill	GA	—	3,891	22,520	5,779	3,440	28,750	32,190	6,881	1993	2004
River City Marketplace	FL	110,000	19,768	73,859	8,752	11,140	91,239	102,379	23,871	2005	2005
River Crossing Centre	FL	—	728	6,459	198	728	6,657	7,385	2,043	1998	2003
Rivertowne Square	FL	—	954	8,587	2,121	954	10,708	11,662	3,546	1980	1998
Rolling Meadows	IL	—	4,393	5,252	112	4,393	5,364	9,757	125	1956/2009	2015
Roseville Towne Center	MI	—	1,403	13,195	3,466	582	17,482	18,064	6,817	1963	1996
Rossford Pointe	OH	—	796	3,087	1,749	797	4,835	5,632	1,452	2006	2005
Shoppes of Lakeland	FL	—	5,503	20,236	846	5,503	21,082	26,585	2,002	1985	1996
Shops at Old Orchard	MI	—	2,864	16,698	622	2,864	17,320	20,184	1,418	1972/2011	2013
Southfield Plaza	MI	—	1,121	10,777	682	1,121	11,459	12,580	6,435	1969	1996
Spring Meadows Place (1)	OH	28,068	2,646	16,758	11,004	5,041	25,367	30,408	8,918	1987	1996
Tel-Twelve	MI	—	3,819	43,181	32,281	3,819	75,462	79,281	33,191	1968	1996
The Crossroads	FL	—	1,850	16,650	885	1,857	17,528	19,385	5,878	1988	2002
The Shoppes at Fox River	WI	—	8,534	26,227	12,546	9,750	37,557	47,307	4,595	2009	2010
The Shops on Lane Avenue	OH	28,650	4,848	51,273	278	4,848	51,551	56,399	815	1952/2004	2015
The Town Center at Aquia Office Building	VA	11,960	—	—	14,405	4,615	9,790	14,405	2,912	2009	1998
Town & Country Crossing	MO	—	8,395	26,465	2,017	8,395	28,482	36,877	3,714	2008	2011
Treasure Coast Commons	FL	—	2,924	10,644	(2,024)	2,924	8,620	11,544	935	1996	2013
Troy Marketplace	MI	20,627	4,581	19,041	30	4,581	19,071	23,652	1,695	2000/2010	2013
Troy Marketplace II	MI	—	3,790	10,292	472	3,790	10,764	14,554	1,370	2000/2010	2013
Troy Towne Center	OH	—	930	8,372	56	813	8,545	9,358	3,890	1990	1996
Village Lakes Shopping Center	FL	—	862	7,768	5,992	862	13,760	14,622	4,637	1987	1997
Village Plaza	FL	—	2,531	12,688	1,583	2,531	14,271	16,802	1,088	1989	2013
Vista Plaza	FL	—	3,667	16,769	330	3,667	17,099	20,766	1,419	1998	2013
West Broward	FL	—	5,339	11,521	128	5,339	11,649	16,988	1,007	1965	2013
West Allis Towne Centre	WI	—	1,866	16,789	14,932	1,866	31,721	33,587	11,246	1987	1996
West Oaks I	MI	—	1,058	10,746	13,559	2,826	22,537	25,363	6,892	1979	1996
West Oaks II	MI	—	1,391	12,519	7,303	1,391	19,822	21,213	8,718	1986	1996
Winchester Center	MI	—	5,667	18,559	3,604	5,667	22,163	27,830	1,831	1980	2013
Woodbury Lakes	MN	—	10,411	55,635	3,268	10,411	58,903	69,314	3,271	2005	2014
Land Held for Future Development (2)	Various	—	28,266	14,026	(13,566)	28,503	223	28,726	—	N/A	N/A
Land Available for Sale (3)	Various	—	10,931	27,252	(31,510)	6,673	—	6,673	—	N/A	N/A
TOTALS		$322,457	$440,792	$1,539,732	$264,576	$432,368	$1,812,732	$2,245,100	$331,520
(1) The property's mortgage loan is cross-collateralized with West Oaks II.
(2) Primarily in Hartland, MI, Lakeland, FL and Jacksonville, FL.
(3) Primarily in Hartland, MI.

SCHEDULE III
REAL ESTATE INVESTMENT AND ACCUMULATED DEPRECIATION
December 31, 2015

	Year ended December 31,
	2015	2014	2013
	(In thousands)
Reconciliation of total real estate carrying value:
Balance at beginning of year	$2,008,687	$1,727,191	$1,217,712
Additions during period:
Acquisition	234,018	289,340	530,697
Improvements	57,046	70,982	38,613
Deductions during period:
Cost of real estate sold/written off	(52,130)	(50,961)	(50,162)
Impairment	(2,521)	(27,865)	(9,669)
Balance at end of year	$2,245,100	$2,008,687	$1,727,191
Reconciliation of accumulated depreciation:
Balance at beginning of year	$287,177	$253,292	$237,462
Depreciation Expense	59,602	50,081	39,469
Cost of real estate sold/written off	(15,259)	(16,196)	(23,639)
Balance at end of year	$331,520	$287,177	$253,292
Aggregate cost for federal income tax purposes	$2,366,608	$2,115,287	$1,781,084