Form 10-K/A
period 2015-12-31
RAMCO GERSHENSON PROPERTIES TRUST
filed 2016-03-29
CIK 842183

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

EXPLANATORY NOTE

Ramco Gershenson Properties Trust is filing this Amendment No. 1 on Form 10-K/A (“Amended 10-K”) to its Annual Report on Form 10-K for the year ended December 31, 2015 (“Original 10-K”) filed with the U.S. Securities and Exchange Commission (“SEC”) on February 29, 2016 to include the financial statements and related notes of Ramco 450 Venture LLC ("Ramco 450"), an unconsolidated joint venture.
We own a 20% non-controlling interest in Ramco 450 and account for the joint venture using the equity method of accounting. Rule 3-09 of Regulation S-X under the Securities Exchange Act of 1934, as amended, provides that if a 50%-or-less-owned person accounted for by the equity method meets the first or third condition of the significant subsidiary tests set forth in Rule 1-02(w) of Regulation S-X, substituting 20% for 10%, separate financial statements for such 50%-or-less-owned person shall be filed. Ramco 450 met the significant subsidiary test described above for our fiscal year ended December 31, 2015, and we have included in this Amended 10-K the required financial statements of Ramco 450 as required by the SEC’s rules. The financial statements of Ramco 450 included herein have been prepared in accordance with generally accepted accounting principles in the United States.
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
c) Financial Statements of Unconsolidated Joint Ventures:
The financial statements for Ramco 450 Venture LLC are included as they meet the significant subsidiary definition of S-X 210.1-02(w) for the year ended December 31, 2015. The financial statements are listed as Exhibit 99.1 to this Amendment No. 1.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ramco-Gershenson Properties Trust

Dated:	March 29, 2016	By: /s/ Dennis E. Gershenson
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