Form 10-Q
period 2016-03-31
RAMCO GERSHENSON PROPERTIES TRUST
filed 2016-05-05
CIK 842183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

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

Yes   ☐                       No  ☒

Number of common shares of beneficial interest ($0.01 par value) of the registrant outstanding as of April 26, 2016: 79,232,248

PART 1 – FINANCIAL INFORMATION
Item 1.  Unaudited Condensed Consolidated Financial Statements

RAMCO-GERSHENSON PROPERTIES TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS
Income producing properties, at cost:
Land	$391,539	$392,352
Buildings and improvements	1,786,756	1,792,129
Less accumulated depreciation and amortization	(340,628)	(331,520)
Income producing properties, net	1,837,667	1,852,961
Construction in progress and land available for development or sale	65,831	60,166
Real estate held for sale	—	453
Net real estate	1,903,498	1,913,580
Equity investments in unconsolidated joint ventures	4,365	4,325
Cash and cash equivalents	3,655	6,644
Restricted cash	8,729	8,708
Accounts receivable (net of allowance for doubtful accounts of $3,468 and $2,790 as of March 31, 2016 and December 31, 2015, respectively)	17,317	18,705
Acquired lease intangibles, net	83,394	88,819
Other assets, net	85,809	87,890
TOTAL ASSETS	$2,106,767	$2,128,671

LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable, net	$1,077,582	$1,083,711
Capital lease obligation	1,108	1,108
Accounts payable and accrued expenses	38,225	44,480
Acquired lease intangibles, net	62,773	64,193
Other liabilities	13,169	10,035
Distributions payable	18,823	18,807
TOTAL LIABILITIES	1,211,680	1,222,334

Commitments and Contingencies

Ramco-Gershenson Properties Trust ("RPT") Shareholders' Equity:
Preferred shares, $0.01 par, 2,000 shares authorized: 7.25% Series D Cumulative Convertible Perpetual Preferred Shares, (stated at liquidation preference $50 per share), 1,849 shares issued and outstanding as of March 31, 2016 and December 31, 2015.	$92,427	$92,427
Common shares of beneficial interest, $0.01 par, 120,000 shares authorized, 79,232 and 79,162 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	792	792
Additional paid-in capital	1,156,555	1,156,345
Accumulated distributions in excess of net income	(370,497)	(363,937)
Accumulated other comprehensive loss	(6,064)	(1,404)
TOTAL SHAREHOLDERS' EQUITY ATTRIBUTABLE TO RPT	873,213	884,223
Noncontrolling interest	21,874	22,114
TOTAL SHAREHOLDERS' EQUITY	895,087	906,337

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,106,767	$2,128,671

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
REVENUE
Minimum rent	$48,396	$43,351
Percentage rent	302	353
Recovery income from tenants	16,746	14,322
Other property income	958	859
Management and other fee income	110	532
TOTAL REVENUE	66,512	59,417

EXPENSES
Real estate taxes	10,308	8,995
Recoverable operating expense	8,080	7,278
Other non-recoverable operating expense	1,394	713
Depreciation and amortization	23,847	20,363
Acquisition costs	59	42
General and administrative expense	5,605	4,874
Provision for impairment	—	2,521
TOTAL EXPENSES	49,293	44,786

OPERATING INCOME	17,219	14,631

OTHER INCOME AND EXPENSES
Other expense, net	(347)	(218)
Gain on sale of real estate	6,525	3,196
Earnings from unconsolidated joint ventures	109	2,660
Interest expense	(10,922)	(9,969)
Amortization of deferred financing fees	(380)	(334)
INCOME BEFORE TAX	12,204	9,966
Income tax provision	(62)	(22)
NET INCOME	12,142	9,944
Net income attributable to noncontrolling partner interest	(297)	(277)
NET INCOME ATTRIBUTABLE TO RPT	11,845	9,667
Preferred share dividends	(1,675)	(1,812)
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$10,170	$7,855

EARNINGS PER COMMON SHARE
Basic	$0.13	$0.10
Diluted	$0.13	$0.10

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	79,194	77,925
Diluted	79,372	78,128

OTHER COMPREHENSIVE INCOME
Net income	$12,142	$9,944
Other comprehensive loss:
Loss on interest rate swaps	(4,777)	(1,465)
Comprehensive income	7,365	8,479
Comprehensive income attributable to noncontrolling interest (2015 as revised)	(180)	(236)
COMPREHENSIVE INCOME ATTRIBUTABLE TO RPT (2015 AS REVISED)	$7,185	$8,243

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
For the Three Months Ended March 31, 2016
(In thousands)
(Unaudited)

	Shareholders' Equity of Ramco-Gershenson Properties Trust
	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Shareholders’ Equity
Balance, December 31, 2015	$92,427	$792	$1,156,345	$(363,937)	$(1,404)	$22,114	$906,337
Share-based compensation and other expense, net of shares withheld for employee taxes	—	—	210	—	—	—	210
Dividends declared to common shareholders	—	—	—	(16,639)	—	—	(16,639)
Dividends declared to preferred shareholders	—	—	—	(1,675)	—	—	(1,675)
Distributions declared to noncontrolling interests	—	—	—	—	—	(420)	(420)
Dividends declared to deferred shares	—	—	—	(91)	—	—	(91)
Other comprehensive income adjustment	—	—	—	—	(4,660)	(117)	(4,777)
Net income	—	—	—	11,845	—	297	12,142
Balance, March 31, 2016	$92,427	$792	$1,156,555	$(370,497)	$(6,064)	$21,874	$895,087

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAMCO GERSHENSON PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
OPERATING ACTIVITIES
Net income	$12,142	$9,944
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,847	20,363
Amortization of deferred financing fees	380	334
Income tax provision	62	22
Earnings from unconsolidated joint ventures	(109)	(2,660)
Distributions received from operations of unconsolidated joint ventures	58	567
Provision for impairment	—	2,521
Gain on sale of real estate	(6,525)	(3,196)
Amortization of premium on mortgages, net	(468)	(429)
Share-based compensation expense	641	525
Long-term incentive cash compensation expense	409	262
Changes in assets and liabilities:
Accounts receivable, net	1,388	(1,195)
Acquired lease intangibles and other assets, net	1,602	2,066
Accounts payable, acquired lease intangibles and other liabilities	(7,092)	(9,790)
Net cash provided by operating activities	26,335	19,334

INVESTING ACTIVITIES
Acquisition of real estate	—	(1,475)
Development and capital improvements	(17,306)	(12,316)
Net proceeds from sales of real estate	12,681	5,129
Distributions from sale of joint venture property	—	8,173
Increase in restricted cash	(21)	(2,289)
Net cash used in investing activities	(4,646)	(2,778)

FINANCING ACTIVITIES
Repayment of mortgages and notes payable	(21,497)	(1,148)
Net proceeds (repayments) on revolving credit facility	16,000	(10,000)
Payment of deferred financing costs	(374)	—
Proceeds, net of costs, from issuance of common stock	—	16,769
Repayment of capitalized lease obligation	—	(680)
Dividends paid to preferred shareholders	(1,675)	(1,812)
Dividends paid to common shareholders	(16,710)	(15,605)
Distributions paid to operating partnership unit holders	(422)	(449)
Net cash used in financing activities	(24,678)	(12,925)

Net change in cash and cash equivalents	(2,989)	3,631
Cash and cash equivalents at beginning of period	6,644	9,335
Cash and cash equivalents at end of period	$3,655	$12,966

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest (net of capitalized interest of $204 and $266 in 2016 and 2015, respectively)	$9,431	$8,458
Cash paid for federal income taxes	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Organization and Basis of Presentations

Organization

Ramco-Gershenson Properties Trust, together with its subsidiaries (the “Company” or "RPT"), is a real estate investment trust (“REIT”) engaged in the business of owning, developing, redeveloping, acquiring, managing and leasing large multi-anchored shopping centers primarily in a number of the largest metropolitan markets in the central United States.  As of March 31, 2016, our property portfolio consisted of 69 wholly owned shopping centers and one office building comprising approximately 15.2 million square feet. We also have ownership interests, ranging from 7% to 30%, in three joint ventures, that each own a single shopping center. Our joint ventures are reported using equity method accounting. We earn fees from the joint ventures for managing, leasing and redeveloping the shopping centers they own.  In addition, we own interests in several land parcels that are available for development or sale. Most of our properties are anchored by supermarkets and/or national chain stores.  Our credit risk, therefore, is concentrated in the retail industry.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and our majority owned subsidiary, the Operating Partnership, Ramco-Gershenson Properties, L.P. (the "OP") (97.6% owned by the Company at March 31, 2016 and December 31, 2015), and all wholly-owned subsidiaries, including entities in which we have a controlling financial interest.  During the first quarter of 2016 we adopted Accounting Standards Update (“ASU”) No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The Company evaluated the application of ASU No. 2015-02 and concluded that no change was required to its accounting of its interests in less than wholly owned joint ventures, however, the Operating Partnership now meets the criteria as a variable interest entity. The Company’s significant asset is its investment in the Operating Partnership, and consequently, substantially all of our assets and liabilities represent those assets and liabilities of the Operating Partnership.

We have elected to be a REIT for federal income tax purposes.  All intercompany balances and transactions have been eliminated in consolidation.  The information furnished is unaudited and reflects all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.  These condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015.

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

In previously filed quarterly reports, the Company incorrectly calculated comprehensive income attributable to noncontrolling interest.  Accordingly, the Condensed Consolidated Statements of Comprehensive Income have been revised.  The revision resulted in a decrease to previously reported comprehensive income attributable to RPT as follows:

Three Months Ended
March 31, 2015
(in thousands)
Comprehensive loss attributable to non controlling interest as previously reported	$41
Comprehensive income attributable to non controlling interest as revised	$(236)

Comprehensive income attributable to RPT as previously reported	$8,520
Comprehensive income attributable to RPT as revised	$8,243

There was no impact to the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Shareholders’ Equity or to the Company’s cash position resulting from this revision.
Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board ("FASB") updated ASC Topic 718 "Compensation - Stock Compensation" with ASU 2016-09 "Improvements to Employee Share-Based Payment Accounting". ASU 2016-09 simplifies several aspects of share-based payment award transactions, including tax consequences, classification of awards and the classification on the statement of cash flows. ASU 2016-09 is effective for annual periods (including interim periods within those periods) beginning after December 15, 2016. Early adoption is permitted. We are in the process of evaluating the impact of this new guidance.

In February 2016, the FASB updated ASC Topic 842 "Leases." In ASU 2016-02, which requires lessees to record operating and financing leases as assets and liabilities on the balance sheet and lessors to expense costs that are not direct leasing costs. ASU 2016-02 is effective for periods beginning after December 15, 2018, with early adoption permitted upon issuance using a modified retrospective approach. We are currently evaluating the effect that ASU 2016-02 will have on our consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing GAAP revenue recognition guidance as well as impact the existing GAAP guidance governing the sale of nonfinancial assets. The standard’s core principle is that a company will recognize revenue when it satisfies performance obligations, by transferring promised goods or services to customers, in an amount that reflects the consideration to which the company expects to be entitled in exchange for fulfilling those performance obligations. In doing so, companies will need to exercise more judgment and make more estimates than under existing GAAP guidance. ASU 2014-09 will be effective for public entities for annual and interim reporting periods beginning after December 15, 2017 and early adoption is permitted in periods ending after December 15, 2016. We have not yet selected a transition method nor have we determined the effect of ASU 2014-09 on our consolidated financial statements.

2.  Real Estate

Included in our net real estate assets are income producing that are recorded at cost less accumulated depreciation and amortization, construction in process and land available for development or sale.

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

Land available for development or sale includes real estate projects where vertical construction has yet to commence, but which have been identified by us and are available for future development when market conditions dictate the demand for a new shopping center. The viability of all projects under construction or development, including those owned by unconsolidated joint ventures, is regularly evaluated under applicable accounting requirements, including requirements relating to abandonment of assets or changes in use.  Land available for development or sale was $39.5 million and $39.6 million at March 31, 2016 and December 31, 2015, respectively.

Construction in progress represents existing development, redevelopment and tenant build-out projects.  When projects are substantially complete and ready for their intended use, balances are transferred to land or building and improvements as appropriate.  Construction in progress was $26.3 million and $20.6 million at March 31, 2016 and December 31, 2015, respectively.

The increase in construction in progress from December 31, 2015 to March 31, 2016 was due primarily to ongoing redevelopment and expansion projects across the portfolio.

3.  Property Acquisitions and Dispositions

Acquisitions

There were no acquisitions for the three months ended March 31, 2016.

Dispositions

The following table provides a summary of our disposition activity for the three months ended March 31, 2016:

					Gross
Property Name	Location	GLA	Acreage	Date Sold	Sales Price	Debt Repaid	Gain (Loss) on Sale
		(In thousands)			(In thousands)

Troy Towne Center	Troy, OH	144	N/A	02/02/16	$12,400	$—	$6,274
Total income producing dispositions		144	—		$12,400	$—	$6,274

The Towne Center at Aquia - Commercial Outparcel	Stafford, VA	N/A	0.7	01/15/16	$750	$—	$251

Total land / outparcel dispositions		—	0.7		$750	$—	$251
Total consolidated dispositions		144	0.7		$13,150	$—	$6,525

4.  Equity Investments in Unconsolidated Joint Ventures

We have three joint venture agreements whereby we own between 7% and 30% of the equity in each joint venture. We and the joint venture partners have joint approval rights for major decisions, including those regarding property operations.  We cannot make significant decisions without our partner’s approval.  Accordingly, we account for our interest in the joint ventures using the equity method of accounting.

The combined condensed financial information for our unconsolidated joint ventures is summarized as follows:

Balance Sheets	March 31, 2016	December 31, 2015
	(In thousands)
ASSETS
Investment in real estate, net	$63,145	$63,623
Other assets	4,553	4,230
Total Assets	$67,698	$67,853
LIABILITIES AND OWNERS' EQUITY
Other liabilities	$765	$750
Owners' equity	66,933	67,103
Total Liabilities and Owners' Equity	$67,698	$67,853

RPT's equity investments in unconsolidated joint ventures	$4,365	$4,325

	Three Months Ended March 31,
Statements of Operations	2016	2015
	(In thousands)
Total revenue	$1,709	$10,625
Total expenses	1,047	7,296
Income before other income and expense	662	3,329
Interest expense	—	(1,793)
Amortization of deferred financing fees	—	(74)
Net income	$662	$1,462

RPT's share of earnings from unconsolidated joint ventures	$109	$2,660

Acquisitions/Dispositions

There was no acquisition or disposition activity in the three months ended March 31, 2016 by any of our unconsolidated joint ventures.

Joint Venture Management and Other Fee Income

We are engaged by our joint ventures to provide asset management, property management, leasing and investing services for such ventures' respective properties.  We receive fees for our services, including a property management fee calculated as a percentage of gross revenues received, and recognize these fees as the services are rendered.

The following table provides information for our fees earned which are reported in our condensed consolidated statements of operations:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Management fees	$95	$399
Leasing fees	14	120
Construction fees	1	13
Total	$110	$532

5.  Debt

The following table summarizes our mortgages and notes payable and capital lease obligation as of March 31, 2016 and December 31, 2015:

Notes Payable	March 31, 2016	December 31, 2015
	(In thousands)
Senior unsecured notes	$460,000	$460,000
Unsecured term loan facilities	210,000	210,000
Fixed rate mortgages	300,960	322,457
Unsecured revolving credit facility	76,000	60,000
Junior subordinated notes	28,125	28,125
	1,075,085	1,080,582
Unamortized premium	6,467	6,935
Unamortized deferred financing costs	(3,970)	(3,806)
Total notes payable	$1,077,582	$1,083,711

Capital lease obligation	$1,108	$1,108

Senior unsecured notes and unsecured term loans

During the three months ended March 31, 2016, we executed an amendment extending the maturity of our $60.0 million unsecured term loan, originally maturing in 2018, to 2023.

Our $670.0 million of senior unsecured notes and unsecured term loans have interest rates ranging from 2.92% to 4.74% and are due at various maturity dates from May 2020 through November 2026.

Mortgages

During the three months ended March 31, 2016 we repaid a mortgage note secured by Troy Marketplace in the amount of $20.6 million, that had an interest rate of 5.90%.

Our $301.0 million of fixed rate mortgages have interest rates ranging from 2.86% to 7.38% and are due at various maturity dates from June 2016 through June 2026. The fixed rate mortgages are secured by properties that have an approximate net book value of $377.8 million as of March 31, 2016.

We have no mortgage maturities until June 2016 and it is our intent to repay those mortgages using cash, borrowings under our unsecured line of credit, or other sources of financing.

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

Revolving Credit Facility

As of March 31, 2016 we had $76.0 million outstanding under our revolving credit facility, an increase of $16.0 million during the quarter. After adjusting for outstanding letters of credit issued under our revolving credit facility, not reflected in the accompanying condensed consolidated balance sheets, totaling $0.1 million we had $273.9 million of availability under our revolving credit facility. The interest rate as of March 31, 2016 was 1.79%.

Our revolving credit facility, term loans and unsecured notes contain financial covenants relating to total leverage, fixed charge coverage ratio, unencumbered assets, tangible net worth and various other calculations.  As of March 31, 2016, we were in compliance with these covenants.

Junior Subordinated Notes

Our junior subordinated notes have a variable rate of LIBOR plus 3.30%. The maturity date is January 2038.

The following table presents scheduled principal payments on mortgages and notes payable as of March 31, 2016:

Year Ending December 31,
(In thousands)
2016 (April 1 - December 31)	$14,348
2017	129,096
2018 (1)	115,132
2019	5,860
2020	102,269
Thereafter	708,380
Subtotal debt	1,075,085
Unamortized premium	6,467
Unamortized deferred financing costs	(3,970)
Total debt	$1,077,582

(1) Scheduled maturities in 2018 include the $76.0 million balance on the unsecured revolving credit facility drawn as of March 31, 2016.

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

Derivative Assets and Liabilities

All of our derivative instruments are interest rate swaps for which quoted market prices are not readily available.  For those derivatives, we measure fair value on a recurring basis using valuation models that use primarily market observable inputs, such as yield curves.  We classify these instruments as Level 2.  Refer to Note 7 Derivative Financial Instruments of the notes to the condensed consolidated financial statements for additional information on our derivative financial instruments.

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015.

		Total
	Balance Sheet Location	Fair Value	Level 2
2016		(In thousands)
Derivative liabilities - interest rate swaps	Other liabilities	$(6,376)	$(6,376)
2015
Derivative assets - interest rate swaps	Other assets	$642	$642
Derivative liabilities - interest rate swaps	Other liabilities	$(2,241)	$(2,241)

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

Fixed rate debt (including variable rate debt swapped to fixed through derivatives) with carrying values of $971.0 million and $996.3 million as of March 31, 2016 and December 31, 2015, respectively, had fair values of approximately $992.8 million and $1.0 billion, respectively.  Variable rate debt’s fair value is estimated to be the carrying values of $104.1 million and $87.4 million as of March 31, 2016 and December 31, 2015, respectively.

7.  Derivative Financial Instruments

We utilize interest rate swap agreements for risk management purposes to reduce the impact of changes in interest rates on our variable rate debt.  We may also enter into forward starting swaps to set the effective interest rate on planned variable rate financing. On the date we enter into an interest rate swap, the derivative is designated as a hedge against the variability of cash flows that are to be paid in connection with a recognized liability.  Subsequent changes in the fair value of a derivative designated as a cash flow hedge that is determined to be effective are recorded in other comprehensive income (“OCI”) until earnings are affected by the variability of cash flows of the hedged transaction.  The differential between fixed and variable rates to be paid or received is accrued, as interest rates change, and recognized currently as interest expense in the condensed consolidated statements of operations.  We assess effectiveness of our cash flow hedges both at inception and on an ongoing basis.   Our cash flow hedges become ineffective, for example, if critical terms of the hedging instrument and the debt do not perfectly match such as notional amounts, settlement dates, reset dates and calculation period and LIBOR rate. Changes in the fair values are immediately included in other income and expenses. At March 31, 2016, all of our hedges were effective.

The following table summarizes the notional values and fair values of our derivative financial instruments as of March 31, 2016:

	Hedge	Notional	Fixed	Fair	Expiration
Underlying Debt	Type	Value	Rate	Value	Date
		(In thousands)		(In thousands)
Derivative Liabilities
Unsecured term loan facility	Cash Flow	$75,000	1.2175%	$(46)	04/2016
Unsecured term loan facility	Cash Flow	30,000	2.0480%	(988)	10/2018
Unsecured term loan facility	Cash Flow	25,000	1.8500%	(699)	10/2018
Unsecured term loan facility	Cash Flow	5,000	1.8400%	(139)	10/2018
Unsecured term loan facility	Cash Flow	15,000	2.1500%	(750)	05/2020
Unsecured term loan facility	Cash Flow	10,000	2.1500%	(500)	05/2020
Unsecured term loan facility	Cash Flow	50,000	1.4600%	(1,103)	05/2020
		$210,000		(4,225)
Derivative Liabilities - Forward Swaps
Unsecured term loan facility	Cash Flow	$20,000	1.4980%	(439)	05/2021
Unsecured term loan facility	Cash Flow	15,000	1.4900%	(317)	05/2021
Unsecured term loan facility	Cash Flow	40,000	1.4800%	(849)	05/2021
Unsecured term loan facility	Cash Flow	60,000	1.7700%	(546)	05/2023
		$135,000		(2,151)
Total Derivative Liabilities				$(6,376)

The effect of derivative financial instruments on our condensed consolidated statements of operations for the three months ended March 31, 2016 and 2015 is summarized as follows:

	Amount of Loss Recognized in OCI on Derivative (Effective Portion)		Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationship	Three Months Ended March 31,			Three Months Ended March 31,
	2016	2015		2016	2015
	(In thousands)			(In thousands)

Interest rate contracts - assets	$(716)	$(825)	Interest Expense	$(74)	$(288)
Interest rate contracts - liabilities	(4,659)	(1,396)	Interest Expense	(524)	(468)
Total	$(5,375)	$(2,221)	Total	$(598)	$(756)

8.   Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”):

	Three Months Ended March 31,
	2016	2015
	(In thousands, except per share data)
Net income	$12,142	$9,944
Net income attributable to noncontrolling interest	(297)	(277)
Allocation of income to restricted share awards	—	(60)
Income attributable to RPT	$11,845	$9,607
Preferred share dividends	(1,675)	(1,812)
Net income available to common shareholders	$10,170	$7,795

Weighted average shares outstanding, Basic	79,194	77,925
Stock options and restricted stock awards using the treasury method	178	203
Weighted average shares outstanding, Diluted (1)	79,372	78,128

Income per common share, Basic	$0.13	$0.10
Income per common share, Diluted	$0.13	$0.10

 (1) The assumed conversion of preferred shares is anti-dilutive for all other periods presented and accordingly, have been excluded from the weighted average common shares used to compute diluted EPS for those periods.

9.  Share-based Compensation Plans

As of March 31, 2016, we have one share-based compensation plan in effect.  The 2012 Omnibus Long-Term Incentive Plan (“2012 LTIP”) under which our compensation committee may grant, subject to any Company performance conditions as specified by the compensation committee, restricted shares, restricted share units, options and other awards to trustees, officers and other key employees.  The 2012 LTIP allows us to issue up to 2 million shares of our common stock, units or stock options, of which 1.4 million remained available for issuance as of March 31, 2016.

As of March 31, 2016, we had 377,167 unvested share awards granted under the 2012 LTIP and other plans which terminated when the 2012 LTIP became effective.  These awards have various expiration dates through March 2021.

During the three months ended March 31, 2016, we had the following activity:

•
granted 115,646 shares of service-based restricted stock that vest over five years. The service-based awards were valued based on our closing stock price as of the grant date and the expense is recognized on a graded vesting basis; and

•
granted performance-based cash units that are earned subject to a future performance measurement based on a three-year shareholder return peer comparison (“TSR Grants”).  If the performance criterion is met, the actual value of the units earned will be determined and 50% of the award will be paid in cash immediately while the balance will be paid in cash the following year.

Pursuant to ASC 718 – Stock Compensation, we determine the grant date fair value of TSR Grants, and any subsequent re-measurements, based upon a Monte Carlo simulation model.  We will recognize the compensation expense ratably over the requisite service period.  We are required to re-value the cash awards at the end of each quarter using the same methodology as was used at the initial grant date and adjust the compensation expense accordingly.  If at the end of the three-year measurement period the performance criterion is not met, compensation expense previously recognized would be reversed. Compensation expense related to the cash awards was $0.4 million and $0.3 million for the three months ended March 31, 2016 and March 31, 2015, respectively.

We recognized total share-based compensation expense of $0.6 million and $0.5 million for the three months ended March 31, 2016 and March 31, 2015, respectively.

As of March 31, 2016, we had $7.6 million of total unrecognized compensation expense related to unvested restricted shares and performance based equity and cash awards.  This expense is expected to be recognized over a weighted-average period of 4.9 years.

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

As of March 31, 2016, we had a federal and state deferred tax asset of $10.8 million and a valuation allowance of $10.8 million.  Our deferred tax assets are reduced by an offsetting valuation allowance where there is uncertainty regarding their realizability. We believe that it is more likely than not that the results of future operations will not generate sufficient taxable income to recognize the deferred tax assets.  These future operations are primarily dependent upon the profitability of our TRSs, the timing and amounts of gains on land sales, and other factors affecting the results of operations of the TRSs.

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

We recorded income tax provisions of approximately $62,000 and $22,000 for the three months ended March 31, 2016 and 2015, respectively.

Sales Taxes

We collect various taxes from tenants and remit these amounts, on a net basis, to the applicable taxing authorities.

11.  Commitments and Contingencies

Construction Costs

In connection with the development and expansion of various shopping centers as of March 31, 2016, we had entered into agreements for construction costs of approximately $15.2 million.

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

We recognized rent and interest expense related to the operating and capital leases of $0.1 million and $0.2 million for the three months ended March 31, 2016 and 2015, respectively.

12.  Subsequent Events

We have evaluated subsequent events through the date that the condensed consolidated financial statements were issued.

Subsequent to March 31, 2016 we executed an agreement to sell two wholly owned income producing properties for a total purchase price of $28.5 million. In addition we executed, on behalf of our partner, an agreement to sell a joint venture property, in which we have a 7% ownership interest, in the amount of approximately $19.0 million. All contracts are subject to buyers completing their due diligence process.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Where we say "we," "us," or "our," we usually mean Ramco-Gershenson Properties Trust.

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements, including the respective notes thereto, which are included in this Form 10-Q.

Forward-Looking Statements

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements represent our expectations, plans or beliefs concerning future events and may be identified by terminology such as “may,” “will,” “should,” “believe,” “expect,” “estimate,” “anticipate,” “continue,” “predict” or similar terms.  Although the forward-looking statements made in this document are based on our good faith beliefs, reasonable assumptions and our best judgment based upon current information, certain factors could cause actual results to differ materially from those in the forward-looking statements, including: our success or failure in implementing our business strategy; economic conditions generally and in the commercial real estate and finance markets specifically; the cost and availability of capital, which depends in part on our asset quality and our relationships with lenders and other capital providers; our business prospects and outlook; changes in governmental regulations, tax rates and similar matters; our continuing to qualify as a REIT; and other factors discussed elsewhere in this document and our other filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2015.   Given these uncertainties, you should not place undue reliance on any forward-looking statements.  Except as required by law, we assume no obligation to update these forward-looking statements, even if new information becomes available in the future.

Overview

We are a fully integrated, self-administered, publicly-traded equity REIT which owns, develops, redevelops, acquires, manages and leases large multi-anchored shopping centers primarily in a number of the largest metropolitan markets in the central United States.  As of March 31, 2016, our property portfolio consisted of 69 wholly owned shopping centers and one office building comprising approximately 15.2 million square feet. We also have ownership interests, ranging from 7% to 30%, in three joint ventures that each own a single shopping center. In addition, we own interests in several land parcels that are available for development or sale, the majority of which are adjacent to certain of our existing developed properties. Our consolidated portfolio was 94.9% leased at March 31, 2016.

We accomplished the following activity during the three months ended March 31, 2016:

Operating Activity

For our consolidated properties we reported the following leasing activity:

	Leasing Transactions	Square Footage	Base Rent/SF (1)	Prior Rent/SF (2)	Tenant Improvements/SF(3)	Leasing Commissions/SF
Renewals	54	343,673	$17.51	$16.43	$0.08	$—
New Leases - Comparable (4)	7	22,320	17.76	12.98	28.81	5.35
New Leases - Non-Comparable	12	72,738	15.65	N/A	52.25	1.96
Total	73	438,731	$17.37	N/A	$10.19	$0.60

(1) Base rent represents contractual minimum rent under the new lease for the first 12 months of the term.
(2) Prior rent represents minimum rent, if any, paid by the prior tenant in the final 12 months of the term.
(3) Includes tenant improvement cost, tenant allowances and landlord costs. Excludes first generation space and new leases related to development and redevelopment activity.
(4) Comparable leases represent those leases signed on identical spaces for which there was a former tenant within the last twelve months.

Investing Activity

At March 31, 2016, we have 11 redevelopment, expansion or re-anchoring projects in process with an anticipated cost of $75.4 million, of which $41.3 million remains to be invested. Completion for these projects is anticipated over the next 12 - 18 months.

In addition to the above we completed $13.2 million of dispositions. Refer to Note 3 Property Acquisitions and Dispositions of the notes to the condensed consolidated financial statements for additional information related to acquisitions and dispositions.

Financing Activity

Debt

During the three months ended March 31, 2016, we repaid $20.6 million in mortgage notes. In addition, we amended our existing$60.0 million unsecured term loan extending the maturity date from 2018 to 2023. Refer to Note 5 Debt of the notes to the condensed consolidated financial statements for additional information related to our debt.

Equity
As of March 31, 2016 we had net debt to total market capitalization of 40.3% as compared to 35.2%, at March 31, 2015. At March 31, 2016 and March 31, 2015 we had $273.9 million and $349.2 million, respectively, available to draw under our unsecured revolving line of credit.

Land Available for Development or Sale

At March 31, 2016, we had one project in pre-development and two projects where Phase I of the development was completed. The remaining future phases at those projects are in pre-development. We estimate that if we proceed with the development of the projects, up to approximately 750,000 square feet of GLA could be developed, excluding various outparcels of land. It is our policy to start vertical construction on new development projects only after the project has received entitlements, significant anchor commitments and construction financing, if appropriate.

Our development and construction activities are subject to risks such as our inability to obtain the necessary governmental approvals for a project, our determination that the expected return on a project is not sufficient to warrant continuation of the planned development, or our change in plan or scope for the development.  If any of these events occur, we may record an impairment provision.

Accounting Policies and Estimates

Our 2015 Annual Report on Form 10-K contains a description of our critical accounting policies, including initial adoption of accounting policies, revenue recognition and accounts receivable, real estate investment, off balance sheet arrangements, fair value measurements and deferred charges.  For the three months ended March 31, 2016, there were no material changes to these policies.

Comparison of three months ended March 31, 2016 to March 31, 2015

The following summarizes certain line items from our unaudited condensed consolidated statements of operations that we believe are important in understanding our operations and/or have significantly changed in the three months ended March 31, 2016 as compared to the same period in 2015:

	Three Months Ended March 31,
	2016	2015	Dollar Change	Percent Change
	(In thousands)
Total revenue	$66,512	$59,417	$7,095	11.9%
Real estate taxes	10,308	8,995	1,313	14.6%
Recoverable and non-recoverable operating expenses	9,474	7,991	1,483	18.6%
Depreciation and amortization	23,847	20,363	3,484	17.1%
General and administrative expense	5,605	4,874	731	15.0%
Provision for impairment	—	2,521	(2,521)	NM
Gain on sale of real estate	6,525	3,196	3,329	NM
Earnings from unconsolidated joint ventures	109	2,660	(2,551)	95.9%
Interest expense and amortization of deferred financing fees	11,302	10,303	999	9.7%

NM - Not meaningful

Total revenue for the three months ended March 31, 2016, increased $7.1 million, or 11.9%, from 2015.  The increase is primarily due to acquisitions completed during the third quarter 2015, net of properties sold during 2015, as well as completed redevelopment projects.
Real estate tax expense for the three months ended March 31, 2016 increased $1.3 million, or 14.6% from 2015, primarily due to our acquisitions.

Recoverable and non-recoverable operating expenses for the three months ended March 31, 2016 increased $1.5 million, or 18.6%, from 2015.  The increase was primarily due to our acquisitions as well as an increase in bad debt expense associated with the bankruptcy of an anchor tenant.

Depreciation and amortization expense for the three months ended March 31, 2016 increased $3.5 million, or 17.1%, from 2015.  The increase was primarily due to our acquisitions in 2015, completion of redevelopment projects and other capital improvement expenditures.

General and administrative expense for the three months ended March 31, 2016 increased $0.7 million or 15.0% from 2015.  The increase was primarily due to an increase in costs associated with our long-term incentive plans and additional compensation expense related to new hires subsequent to March 31, 2015.

Impairment provisions of $2.5 million recorded in 2015 relate to adjustments to the sales price assumptions for certain undeveloped land parcels available for sale at a development property that were sold during the second quarter 2015. There were no provisions recorded in the three months ended March 31, 2016.

Gain on sale of real estate was $6.5 million for the three months ended March 31, 2016 compared to $3.2 million during the same period in 2015. Refer to Note 3 Property Acquisitions and Dispositions of the notes to the condensed consolidated financial statements for further information related to our 2016 property dispositions.

Earnings from unconsolidated joint ventures for the three months ended March 31, 2016 decreased $2.6 million as a result of the sale of nine joint venture properties in the third quarter of 2015. Additionally, in March 2015 a joint venture property was sold generating a gain of $7.5 million of which our share was $2.2 million.

Interest expense for the three months ended March 31, 2016 increased $1.0 million from 2015 primarily due to a new senior unsecured note and higher average loan balances.

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

At March 31, 2016, we had $3.7 million in cash and cash equivalents and $8.7 million in restricted cash. Restricted cash was comprised primarily of funds held in escrow to pay real estate taxes, insurance premiums, and certain capital expenditures.

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

We have one mortgage maturing in 2016 in the amount of approximately $11.9 million, which includes scheduled amortization payments. As opportunities arise and market conditions permit, we will look to repay maturing mortgages by issuing unsecured debt, utilizing cash flow from operating activities or funding from availability under our credit facility.

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

We continually search for investment opportunities that may require additional capital and/or liquidity. As of March 31, 2016, we had no proposed property acquisitions or dispositions under contract subject to due diligence contingencies.

Long-Term Liquidity Requirements

Our long-term liquidity needs consist primarily of funds necessary to pay indebtedness at maturity, potential acquisitions of properties, redevelopment of existing properties, the development of land and non-recurring capital expenditures.

As of March 31, 2016, $273.9 million was available to be borrowed under our unsecured revolving credit facility subject to continuing compliance with maintenance covenants that may affect availability.

For the three months ended March 31, 2016, our cash flows were as follows compared to the same period in 2015:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Cash provided by operating activities	$26,335	$19,334
Cash used in investing activities	(4,646)	(2,778)
Cash used in financing activities	(24,678)	(12,925)

Operating Activities

Net cash provided by operating activities increased $7.0 million in 2016 compared to 2015 primarily due to:

•	Shopping center operating income increased $4.6 million million as a result of acquisitions, leasing and redevelopment activity;

•	an overall increase in accounts receivable and net other assets of $2.1 million;

•	an increase in accounts payable and other liabilities of approximately $1.6 million; partly offset by

•	higher net interest expense of approximately $1.0 million due to higher average loan balances as a result of acquisitions; and

•	higher long-term and share-based compensation expense of $0.3 million.

Investing Activities

Net cash used in investing activities increased $1.9 million compared to 2015 primarily due to increased redevelopment activity partly offset by lower proceeds from restricted cash deposits as well as lower net acquisition/disposition activity.

Financing Activities

Net cash used in financing activities increased $11.8 million primarily due to:

•	lower proceeds of $16.8 million from common stock issued under our ongoing controlled equity offering as compared to 2015; and

•
higher cash dividends to common shareholders by $1.0 million due to the increase in the number of common shares outstanding and a 5.0% increase in our quarterly dividend compared to 2015; partly offset by

•	a decrease in net debt repayments of $6.0 million.

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

On March 3, 2016, our Board of Trustees declared a quarterly cash dividend distribution of $0.21 per common share paid to common shareholders of record as of March 21, 2016, a 5.0% increase from the same period in 2015.  Future dividends will be declared at the discretion of our Board of Trustees.  On an annual basis, we intend to make distributions to shareholders of at least 90% of our REIT taxable income, excluding net capital gains, in order to maintain our qualification as a REIT.  On an annualized basis, our current dividend is above our estimated minimum required distribution.

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

Additionally, we declared a quarterly cash dividend of $0.90625 per preferred share to preferred shareholders of record as of March 21, 2016, unchanged from the per share dividend declared for the same period in 2015.

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Cash provided by operating activities	$26,335	$19,334

Cash distributions to preferred shareholders	$(1,675)	$(1,812)
Cash distributions to common shareholders	(16,710)	(15,605)
Cash distributions to operating partnership unit holders	(422)	(449)
Total distributions	(18,807)	(17,866)

Surplus	$7,528	$1,468

For the three months ended March 31, 2016, we did not issue any common shares through our controlled equity offering. We have registered up to 8.0 million common shares for issuance from time to time, in our sole discretion, through our controlled equity offering sales agreements, of which 3.1 million shares remained unsold as of March 31, 2016.  The shares issued in the controlled equity offering are registered with the Securities and Exchange Commission (“SEC”) on our registration statement on Form S-3 (No. 333-190546).

Debt

At March 31, 2016, we had seven interest rate swap agreements in effect for an aggregate notional amount of $210.0 million converting a portion of our floating rate corporate debt to fixed rate debt.  After taking into account the impact of converting our variable rate debt to fixed rate debt by use of the interest rate swap agreements, at March 31, 2016, we had $104.1 million of variable rate debt outstanding.

In addition, we had $301.0 million of fixed rate mortgage loans encumbering certain consolidated properties and $460.0 million in senior unsecured notes.  For further information on the fixed rate mortgages and other debt, refer to Note 5 Debt of the notes to the condensed consolidated financial statements.

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

As of March 31, 2016, we had three equity investments in unconsolidated joint ventures in which we owned 30% or less of the total ownership interest and accounted for these entities under the equity method. Refer to Note 4 Equity Investments in Unconsolidated Joint Ventures of the notes to the condensed consolidated financial statements for more information.

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

Contractual Obligations

The following are our contractual cash obligations as of March 31, 2016:

	Payments due by period
Contractual Obligations	Total	Less than 1 year (1)	1-3 years	3-5 years	More than 5 years
	(In thousands)
Mortgages and notes payable:
Scheduled amortization	$21,039	$2,493	$8,747	$5,060	$4,739
Payments due at maturity	1,054,046	11,855	241,341	211,717	589,133
Total mortgages and notes payable (2)	1,075,085	14,348	250,088	216,777	593,872
Interest expense (3)	298,587	33,000	106,070	56,882	102,635
Employment contracts	2,412	912	1,500	—	—
Capital lease (4)	1,700	100	300	200	1,100
Operating leases	2,162	466	1,696	—	—
Construction commitments	15,192	15,192	—	—	—
Total contractual obligations	$1,395,138	$64,018	$359,654	$273,859	$697,607

(1)	Amounts represent balance of obligation for the remainder of 2016.

(2)	Excludes $6.5 million of unamortized mortgage debt premium and $4.0 million in net deferred financing costs.

(3)	Variable-rate debt interest is calculated using rates at March 31, 2016.

(4)	Includes interest payments associated with the capital lease obligation.

We anticipate that the combination of cash on hand, cash provided from operating activities, the availability under our revolving credit facility ($273.9 million at March 31, 2016 subject to compliance with covenants), our access to the capital markets, and the sale of existing properties will satisfy our expected working capital and capital expenditure requirements through at least the next 12 months.  Although we believe that the combination of factors discussed will provide sufficient liquidity, no assurance can be given.

At March 31, 2016, we did not have any contractual obligations that required or allowed settlement, in whole or in part, with consideration other than cash.

Mortgages and notes payable

See the analysis of our debt included in “Liquidity and Capital Resources”.

Employment Contracts

At March 31, 2016, we had employment contracts with our Chief Executive, Chief Financial and Chief Operating Officers that contain minimum guaranteed compensation.  All other employees are subject to at-will employment.

Operating and Capital Leases

We lease office space for our corporate headquarters under an operating lease that expires in August 2019.

We have a capital lease at our Buttermilk Towne Center with the City of Crescent Springs, Kentucky. The lease provides for fixed annual payments of $0.1 million through maturity in December 2032, at which time we can acquire the center for one dollar.

Construction Costs

In connection with the development and expansion of various shopping centers as of March 31, 2016, we have entered into agreements for construction activities with an aggregate cost of approximately $15.2 million.

Planned Capital Spending

We are focused on our core strengths of enhancing the value of our existing portfolio of shopping centers through successful leasing efforts and the completion of our development and redevelopment projects currently in process.

In addition to the construction agreements of approximately $15.2 million we have entered into as of March 31, 2016, we anticipate spending an additional $40.4 million for the remainder of 2016 for development and redevelopment projects, tenant improvements, and leasing costs.  Estimates for future spending will change as new projects are approved.

Disclosures regarding planned capital spending, including estimates regarding timing of tenant openings, capital expenditures and occupancy are forward-looking statements and certain significant factors discussed elsewhere in this document and our other filings with the SEC, including our Annual Report on Form 10-K could cause the actual results to differ materially.

Capitalization

At March 31, 2016 our total market capitalization was $2.7 billion and is detailed below:

(in thousands)
Net debt (including property-specific mortgages, unsecured revolving credit facility, term loans and capital lease obligation net of $3.6 million in cash)	$1,072,538
Common shares, OP units, and dilutive securities based on market price of $18.03 at March 31, 2016	1,467,840
Convertible perpetual preferred shares based on market price of $65.28 at March 31, 2016	120,703
Total market capitalization	$2,661,081

Net debt to total market capitalization	40.3%

Outstanding letters of credit issued under our revolving credit facility totaled approximately $0.1 million at March 31, 2016.

At March 31, 2016, the non-controlling interest in the Operating Partnership represented a 2.4% ownership in the Operating Partnership.  The OP Units may, under certain circumstances, be exchanged for our common shares of beneficial interest on a one-for-one basis.  We, as sole general partner of the Operating Partnership, have the option, but not the obligation, to settle exchanged OP Units held by others in cash based on the current trading price of our common shares of beneficial interest.  Assuming the exchange of all OP Units, there would have been approximately 81,233,709 common shares of beneficial interest outstanding at March 31, 2016, with a market value of approximately $1.5 billion.

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

Also, we consider “Operating FFO” a meaningful, additional measure of financial performance because it excludes acquisition costs and periodic items such as gains (or losses) from sales of land and impairment provisions on land available for development or sale, bargain purchase gains, and gains or losses on extinguishment of debt that are not adjusted under the current NAREIT definition of FFO.  We provide a reconciliation of FFO to Operating FFO. FFO and Operating FFO should not be considered alternatives to GAAP net income available to common shareholders or as alternatives to cash flow as measures of liquidity.

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

The following table illustrates the calculations of FFO and Operating FFO:

	Three Months Ended March 31,
	2016	2015

Net income available to common shareholders	$10,170	$7,855
Adjustments:
Rental property depreciation and amortization expense	23,807	20,327
Pro-rata share of real estate depreciation from unconsolidated joint ventures	82	696
Gain on sale of depreciable real estate	(6,274)	—
Gain on sale of joint venture depreciable real estate (1)	—	(2,239)
Noncontrolling interest in Operating Partnership (2)	297	277
FFO	$28,082	$26,916
Preferred share dividends (assuming conversion)	1,675	1,812
FFO available to common shareholders	29,757	28,728

Gain on sale of land	(251)	(3,196)
Provision for impairment on land available for development or sale	—	2,521
Acquisition costs	59	42
Operating FFO	$29,565	$28,095

Weighted average common shares	79,194	77,925
Shares issuable upon conversion of Operating Partnership Units (2)	2,001	2,247
Dilutive effect of securities	178	203
Subtotal	81,373	80,375
Shares issuable upon conversion of preferred shares (3)	6,572	7,033
Weighted average equivalent shares outstanding, diluted	87,945	87,408

Diluted earnings per share (4)	$0.13	$0.10
FFO per share adjustments to net income available to common shareholders including preferred share dividends	0.21	0.23
FFO per share, diluted	$0.34	$0.33

Per share adjustments to FFO	—	(0.01)
Operating FFO per share, diluted	$0.34	$0.32

(1)	Amount included in earnings from unconsolidated joint ventures.

(2)	The total non-controlling interest reflects OP units convertible 1:1 into common shares.

(3)
Series D convertible preferred shares are paid annual dividends of $6.7 million and are currently convertible into approximately 6.6 million shares of common stock. They are dilutive only when earnings or FFO exceed approximately $0.26 per diluted share per quarter, which was the case for FFO for the three months ended March 31, 2016 and 2015. The conversion ratio is subject to adjustment based upon a number of factors, and such adjustment could affect the dilutive impact of the Series D convertible preferred shares on FFO and earnings per share in future periods.

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

The following is a summary of our wholly owned properties by classification:

Three Months Ended
Property Designation	March 31, 2016
Same property	57
Acquisitions (1)	7
Non-retail properties (2)	1
Redevelopment (3)	5
Total wholly owned properties	70

(1) Properties were not owned in both comparable periods.
(2) Office building.
(3) Properties under construction primarily related to re-tenanting resulting in reduced rental income.

Acquisition and redevelopment properties removed from the pool will not be added until owned and operated or construction is complete for the entirety of both periods being compared.

The following is a reconciliation of our Operating Income to Same Property NOI:

	Three Months Ended March 31,
	2016	2015
	(in thousands)

Operating income	$17,219	$14,631

Adjustments:
Management and other fee income	(110)	(532)
Depreciation and amortization	23,847	20,363
Acquisition costs	59	42
General and administrative expenses	5,605	4,874
Provision for impairment	—	2,521
Properties excluded from pool - Acquisitions	(4,404)	(106)
Properties excluded from pool - Development/Redevelopment	(4,934)	(4,408)
Properties excluded from pool - All Others	(365)	(952)
Non-comparable income/expense adjustments (1)	(675)	(297)
Same Property NOI	$36,242	$36,136

Period-end Occupancy percent	94.0%	94.4%

(1) Includes adjustments for items that affect the comparability of the same property NOI results. Such adjustments include: straight-line rents, lease termination fees, above/below market rents and prior-period recovery income adjustments.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We have exposure to interest rate risk on our variable rate debt obligations.  Based on market conditions, we may manage our exposure to interest rate risk by entering into interest rate swap agreements to hedge our variable rate debt.  We are not subject to any foreign currency exchange rate risk or commodity price risk, or other material rate or price risks.  Based on our debt and interest rates and interest rate swap agreements in effect at March 31, 2016, a 100 basis point change in interest rates would impact our future earnings and cash flows by approximately $1.0 million annually.  We believe that a 100 basis point increase in interest rates would decrease the fair value of our total outstanding debt by approximately $.01 million at March 31, 2016.

We had interest rate swap agreements with an aggregate notional amount of $345.0 million as of March 31, 2016.  The agreements provided for swapping one-month LIBOR to fixed interest rates ranging from 1.22% to 2.15% and had expirations ranging from April 2016 to May 2023.  The following table sets forth information as of March 31, 2016 concerning our long-term debt obligations, including principal cash flows by scheduled amortization payment and scheduled maturity, weighted average interest rates of maturing amounts and fair market value:

	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
(In thousands)
Fixed-rate debt	$14,348	$129,096	$39,132	$5,860	$102,269	$680,255	$970,960	$992,769
Average interest rate	5.80%	5.49%	4.72%	6.76%	3.90%	4.15%	4.37%	3.90%
Variable-rate debt	$—	$—	$76,000	$—	$—	$28,125	$104,125	$104,125
Average interest rate	—	—	1.79%	—	—	3.92%	2.36%	2.36%

We estimated the fair value of our fixed rate mortgages using a discounted cash flow analysis, based on borrowing rates for similar types of borrowing arrangements with the same remaining maturity.  Considerable judgment is required to develop estimated fair values of financial instruments.  The table incorporates only those exposures that exist at March 31, 2016 and does not consider those exposures or positions which could arise after that date or firm commitments as of such date.  Therefore, the information presented therein has limited predictive value.  Our actual interest rate fluctuations will depend on the exposures that arise during the period and on market interest rates at that time.

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

We carried out an assessment as of March 31, 2016 of the effectiveness of the design and operation of our disclosure controls and procedures.  This assessment was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.  Based on such evaluation, our management, including our Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2016.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are currently involved in certain litigation arising in the ordinary course of business. We do not believe that any of this litigation will have a material effect on our consolidated financial statements. There are no material pending governmental proceedings.

Item 1A.  Risk Factors

You should review our Annual Report on Form 10-K for the year ended December 31, 2015 which contains a detailed description of risk factors that may materially affect our business, financial condition or results of operations.

Item 6. Exhibits

Exhibit No.	Description

10.1*	Sixth Amendment to $60 Million Unsecured Term Loan Agreement, by Ramco-Gershenson Properties, L.P. dated March 4, 2016
12.1*	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.
31.1*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2*	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
101.INS(1)	XBRL Instance Document.
101.SCH(1)	XBRL Taxonomy Extension Schema.
101.CAL(1)	XBRL Taxonomy Extension Calculation.
101.DEF(1)	XBRL Taxonomy Extension Definition.
101.LAB(1)	XBRL Taxonomy Extension Label.
101.PRE(1)	XBRL Taxonomy Extension Presentation.
____________________________

*	Filed herewith

**	Management contract or compensatory plan or arrangement

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

RAMCO-GERSHENSON PROPERTIES TRUST

Date: May 5, 2016	By: DENNIS GERSHENSON Dennis Gershenson President and Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2016	By: GEOFFREY BEDROSIAN Geoffrey Bedrosian Chief Financial Officer (Principal Financial Officer)

Date: May 5, 2016	By: DEBORAH R. CHEEK Deborah R. Cheek Chief Accounting Officer (Principal Accounting Officer)