Form 10-Q
period 2016-06-30
RAMCO GERSHENSON PROPERTIES TRUST
filed 2016-08-04
CIK 842183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended June 30, 2016

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

Yes   ☐                       No  ☒

Number of common shares of beneficial interest ($0.01 par value) of the registrant outstanding as of July 27, 2016: 79,247,938

PART 1 – FINANCIAL INFORMATION
Item 1.  Unaudited Condensed Consolidated Financial Statements

RAMCO-GERSHENSON PROPERTIES TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Income producing properties, at cost:
Land	$385,423	$392,352
Buildings and improvements	1,758,731	1,792,129
Less accumulated depreciation and amortization	(342,304)	(331,520)
Income producing properties, net	1,801,850	1,852,961
Construction in progress and land available for development or sale	66,224	60,166
Real estate held for sale	—	453
Net real estate	1,868,074	1,913,580
Equity investments in unconsolidated joint ventures	3,159	4,325
Cash and cash equivalents	4,369	6,644
Restricted cash	7,785	8,708
Accounts receivable (net of allowance for doubtful accounts of $2,945 and $2,790 as of June 30, 2016 and December 31, 2015, respectively)	16,854	18,705
Acquired lease intangibles, net	78,115	88,819
Other assets, net	86,904	87,890
TOTAL ASSETS	$2,065,260	$2,128,671

LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable, net	$1,026,418	$1,083,711
Capital lease obligation	1,108	1,108
Accounts payable and accrued expenses	42,115	44,480
Acquired lease intangibles, net	61,366	64,193
Other liabilities	14,366	10,035
Distributions payable	18,807	18,807
TOTAL LIABILITIES	1,164,180	1,222,334

Commitments and Contingencies

Ramco-Gershenson Properties Trust ("RPT") Shareholders' Equity:
Preferred shares, $0.01 par, 2,000 shares authorized: 7.25% Series D Cumulative Convertible Perpetual Preferred Shares, (stated at liquidation preference $50 per share), 1,849 shares issued and outstanding as of June 30, 2016 and December 31, 2015	$92,427	$92,427
Common shares of beneficial interest, $0.01 par, 120,000 shares authorized, 79,234 and 79,162 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	792	792
Additional paid-in capital	1,157,066	1,156,345
Accumulated distributions in excess of net income	(362,137)	(363,937)
Accumulated other comprehensive loss	(8,232)	(1,404)
TOTAL SHAREHOLDERS' EQUITY ATTRIBUTABLE TO RPT	879,916	884,223
Noncontrolling interest	21,164	22,114
TOTAL SHAREHOLDERS' EQUITY	901,080	906,337

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,065,260	$2,128,671

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
REVENUE
Minimum rent	$48,554	$44,327	$96,950	$87,678
Percentage rent	138	18	440	371
Recovery income from tenants	16,032	13,962	32,778	28,284
Other property income	914	850	1,872	1,709
Management and other fee income	245	578	355	1,110
TOTAL REVENUE	65,883	59,735	132,395	119,152

EXPENSES
Real estate taxes	11,132	9,126	21,441	18,121
Recoverable operating expense	6,672	6,846	14,751	14,124
Other non-recoverable operating expense	564	994	1,957	1,707
Depreciation and amortization	22,714	21,120	46,561	41,483
Acquisition costs	4	265	63	307
General and administrative expense	5,683	5,474	11,288	10,348
Provision for impairment	—	—	—	2,521
TOTAL EXPENSES	46,769	43,825	96,061	88,611

OPERATING INCOME	19,114	15,910	36,334	30,541

OTHER INCOME AND EXPENSES
Other income (expense), net	198	27	(150)	(191)
Gain on sale of real estate	19,799	273	26,324	3,469
Earnings from unconsolidated joint ventures	109	335	218	2,995
Interest expense	(11,002)	(10,058)	(21,924)	(20,027)
Amortization of deferred financing fees	(374)	(330)	(754)	(664)
Other gain on unconsolidated joint ventures	215	—	215	—
Gain on extinguishment of debt	—	1,387	—	1,387
INCOME BEFORE TAX	28,059	7,544	40,263	17,510
Income tax provision	(39)	(255)	(101)	(277)
NET INCOME	28,020	7,289	40,162	17,233
Net income attributable to noncontrolling partner interest	(659)	(199)	(956)	(476)
NET INCOME ATTRIBUTABLE TO RPT	27,361	7,090	39,206	16,757
Preferred share dividends	(1,675)	(1,675)	(3,350)	(3,487)
Preferred share conversion costs	—	(500)	—	(500)
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$25,686	$4,915	$35,856	$12,770

EARNINGS PER COMMON SHARE
Basic	$0.32	$0.06	$0.45	$0.16
Diluted	$0.32	$0.06	$0.45	$0.16

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	79,233	79,124	79,214	78,528
Diluted	86,027	79,319	79,413	78,731

OTHER COMPREHENSIVE INCOME
Net income	$28,020	$7,289	$40,162	$17,233
Other comprehensive (loss) gain:
(Loss) gain on interest rate swaps	(2,221)	1,150	(6,997)	(315)
Comprehensive income	25,799	8,439	33,165	16,918
Comprehensive income attributable to noncontrolling interest (2015 as revised)	(606)	(231)	(787)	(466)
COMPREHENSIVE INCOME ATTRIBUTABLE TO RPT (2015 AS REVISED)	$25,193	$8,208	$32,378	$16,452

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
For the Six Months Ended June 30, 2016
(In thousands)
(Unaudited)

	Shareholders' Equity of Ramco-Gershenson Properties Trust
	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Shareholders’ Equity
Balance, December 31, 2015	$92,427	$792	$1,156,345	$(363,937)	$(1,404)	$22,114	$906,337
Issuance of common shares, net of issuance costs	—	—	(155)	—	—	—	(155)
Redemption of OP unit holders	—	—	—	(594)	—	(914)	(1,508)
Share-based compensation and other expense, net of shares withheld for employee taxes	—	—	876	—	—	—	876
Dividends declared to common shareholders	—	—	—	(33,278)	—	—	(33,278)
Dividends declared to preferred shareholders	—	—	—	(3,350)	—	—	(3,350)
Distributions declared to noncontrolling interests	—	—	—	—	—	(823)	(823)
Dividends declared to deferred shares	—	—	—	(184)	—	—	(184)
Other comprehensive income adjustment	—	—	—	—	(6,828)	(169)	(6,997)
Net income	—	—	—	39,206	—	956	40,162
Balance, June 30, 2016	$92,427	$792	$1,157,066	$(362,137)	$(8,232)	$21,164	$901,080

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAMCO GERSHENSON PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
OPERATING ACTIVITIES
Net income	$40,162	$17,233
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,561	41,483
Amortization of deferred financing fees	754	664
Income tax provision	101	277
Earnings from unconsolidated joint ventures	(218)	(2,995)
Distributions received from operations of unconsolidated joint ventures	268	901
Provision for impairment	—	2,521
Gain on extinguishment of debt	—	(1,387)
Other gain on unconsolidated joint ventures	(215)	—
Gain on sale of real estate	(26,324)	(3,469)
Amortization of premium on mortgages, net	(910)	(806)
Share-based compensation expense	1,325	1,082
Long-term incentive cash compensation expense	915	720
Changes in assets and liabilities:
Accounts receivable, net	1,851	(817)
Acquired lease intangibles and other assets, net	(876)	(352)
Accounts payable, acquired lease intangibles and other liabilities	(9,475)	(10,872)
Net cash provided by operating activities	53,919	44,183

INVESTING ACTIVITIES
Acquisition of real estate	—	(12,097)
Development and capital improvements	(30,872)	(24,034)
Net proceeds from sales of real estate	68,546	16,106
Distributions from sale of joint venture property	1,304	8,173
Increase (decrease) in restricted cash	923	(1,223)
Net cash provided by (used in) investing activities	39,901	(13,075)

FINANCING ACTIVITIES
Repayment of mortgages and notes payable	(22,411)	(20,343)
Net (repayments) proceeds on revolving credit facility	(34,000)	7,000
Payment of deferred financing costs	(386)	(204)
Proceeds, net of costs, from issuance of common stock	(155)	17,125
Repayment of capitalized lease obligation	—	(680)
Redemption of operating partnership units for cash	(1,508)	(40)
Preferred share conversion costs	—	(500)
Dividends paid to preferred shareholders	(3,350)	(3,625)
Dividends paid to common shareholders	(33,462)	(31,346)
Distributions paid to operating partnership unit holders	(823)	(898)
Net cash used in financing activities	(96,095)	(33,511)

Net change in cash and cash equivalents	(2,275)	(2,403)
Cash and cash equivalents at beginning of period	6,644	9,335
Cash and cash equivalents at end of period	$4,369	$6,932

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest (net of capitalized interest of $402 and $488 in 2016 and 2015, respectively)	$23,216	$21,185
Cash paid for federal income taxes	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Organization and Basis of Presentations

Organization

Ramco-Gershenson Properties Trust, together with its subsidiaries (the “Company” or "RPT"), is a real estate investment trust (“REIT”) engaged in the business of owning, developing, redeveloping, acquiring, managing and leasing large multi-anchored shopping centers primarily in a number of the largest metropolitan markets in the central United States.  As of June 30, 2016, our property portfolio consisted of 66 wholly owned shopping centers and one office building comprising approximately 14.7 million square feet. We also have ownership interests, ranging from 7% to 30%, in three joint ventures. Our joint ventures are reported using equity method accounting. We earn fees from the joint ventures for managing, leasing and redeveloping the shopping centers they own.  In addition, we own interests in several land parcels that are available for development or sale. Most of our properties are anchored by supermarkets and/or national chain stores.  Our credit risk, therefore, is concentrated in the retail industry.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and our majority owned subsidiary, the Operating Partnership, Ramco-Gershenson Properties, L.P. (the "OP") (97.7% owned by the Company at June 30, 2016 and 97.6% owned by the Company at December 31, 2015), and all wholly-owned subsidiaries, including entities in which we have a controlling financial interest.  During the first quarter of 2016 we adopted Accounting Standards Update (“ASU”) No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The Company evaluated the application of ASU No. 2015-02 and concluded that no change was required to its accounting of its interests in less than wholly owned joint ventures, however, the Operating Partnership now meets the criteria as a variable interest entity. The Company’s significant asset is its investment in the Operating Partnership, and consequently, substantially all of our assets and liabilities represent those assets and liabilities of the Operating Partnership.

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

In previously filed quarterly reports, the Company incorrectly calculated comprehensive income attributable to noncontrolling interest.  Accordingly, the Condensed Consolidated Statements of Comprehensive Income have been revised.  The revision resulted in a decrease to previously reported comprehensive income attributable to RPT as follows:

	Three Months Ended	Six Months Ended
	June 30, 2015
	(in thousands)
Comprehensive (income) loss attributable to non controlling interest as previously reported	$(31)	$10
Comprehensive income attributable to non controlling interest as revised	$(231)	$(466)

Comprehensive income attributable to RPT as previously reported	$8,408	$16,928
Comprehensive income attributable to RPT as revised	$8,208	$16,452

There was no impact to the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Shareholders’ Equity or to the Company’s cash position resulting from this revision.
Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board ("FASB") updated Accounting Standards Codification ("ASC") Topic 326 "Financial Instruments - Credit Losses" with 2016-13 “Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 enhances the methodology of measuring expected credit losses to include the use of forward-looking information to better inform credit loss estimates. ASU 2016-13 is effective for annual periods (including interim periods within those periods) beginning after December 15, 2019. We are currently evaluating the guidance and have not determined the impact this standard may have on our consolidated financial statements.

In March 2016, the FASB updated ASC Topic 718 "Compensation - Stock Compensation" with ASU 2016-09 "Improvements to Employee Share-Based Payment Accounting". ASU 2016-09 simplifies several aspects of share-based payment award transactions, including tax consequences, classification of awards and the classification on the statement of cash flows. ASU 2016-09 is effective for annual periods (including interim periods within those periods) beginning after December 15, 2016. Early adoption is permitted. We are currently evaluating the guidance and have not determined the impact this standard may have on our consolidated financial statements.

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

2.  Real Estate

Included in our net real estate assets are income producing properties that are recorded at cost less accumulated depreciation and amortization, construction in process and land available for development or sale.

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

Land available for development or sale includes real estate projects where vertical construction has yet to commence, but which have been identified by us and are available for future development when market conditions dictate the demand for a new shopping center. The viability of all projects under construction or development, including those owned by unconsolidated joint ventures, are regularly evaluated under applicable accounting requirements, including requirements relating to abandonment of assets or changes in use.  Land available for development or sale was $39.8 million and $39.6 million at June 30, 2016 and December 31, 2015, respectively.

Construction in progress represents existing development, redevelopment and tenant build-out projects.  When projects are substantially complete and ready for their intended use, balances are transferred to land or building and improvements as appropriate.  Construction in progress was $26.4 million and $20.6 million at June 30, 2016 and December 31, 2015, respectively.

The increase in construction in progress from December 31, 2015 to June 30, 2016 was due primarily to ongoing redevelopment and expansion projects across the portfolio.

3.  Property Acquisitions and Dispositions

Acquisitions

There were no acquisitions for the six months ended June 30, 2016.

Dispositions

The following table provides a summary of our disposition activity for the six months ended June 30, 2016:

Property Name	Location	GLA	Acreage	Date Sold	Gross Sales Price	Gain (Loss) on Sale
		(In thousands)			(In thousands)

Lakeshore Marketplace	Norton Shores, MI	343	4.6	06/30/16	$27,750	$6,583
River Crossing Centre	New Port Ritchey, FL	62	N/A	06/26/16	12,500	6,750
Centre at Woodstock	Woodstock, GA	87	N/A	06/26/16	16,000	5,893
Troy Towne Center	Troy, OH	144	N/A	02/02/16	12,400	6,274
Total income producing dispositions		636	4.6		$68,650	$25,500

Conyers Crossing - Outparcel	Conyers, GA	N/A	0.5	06/27/16	$1,000	$579
Lakeshore Marketplace - Outparcel	Norton Shores, MI	N/A	0.7	06/15/16	302	(6)
The Towne Center at Aquia - Outparcel	Stafford, VA	N/A	0.7	01/15/16	750	251

Total land / outparcel dispositions		—	1.9		$2,052	$824
Total consolidated dispositions		636	6.5		$70,702	$26,324

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

The combined condensed financial information for our unconsolidated joint ventures is summarized as follows:

Balance Sheets	June 30, 2016	December 31, 2015
	(In thousands)
ASSETS
Investment in real estate, net	$44,627	$63,623
Other assets	4,076	4,230
Total Assets	$48,703	$67,853
LIABILITIES AND OWNERS' EQUITY
Other liabilities	$791	$750
Owners' equity	47,913	67,103
Total Liabilities and Owners' Equity	$48,704	$67,853

RPT's equity investments in unconsolidated joint ventures	$3,159	$4,325

	Three Months Ended June 30,		Six Months Ended June 30,
Statements of Operations	2016	2015	2016	2015
	(In thousands)
Total revenue	$1,600	$10,285	$3,309	$20,910
Total expenses	1,106	7,367	2,154	14,663
Income before other income and expense	494	2,918	1,155	6,247
Gain on sale of real estate	371	—	371	7,463
Interest expense	—	(1,801)	—	(3,594)
Amortization of deferred financing fees	—	(74)	—	(148)
Net income	$865	$1,043	$1,526	$9,968

RPT's share of earnings from unconsolidated joint ventures	$109	$335	$218	$2,995

Acquisitions

There was no acquisition activity in the six months ended June 30, 2016 by any of our unconsolidated joint ventures.

Dispositions

The following table provides a summary of disposition activity, by our unconsolidated joint ventures, for the six months ended June 30, 2016.

Property Name	Location	GLA	Ownership %	Date Sold	Gross Sales Price	Gain on Sale (at 100%)
		(In thousands)			(In thousands)
Kissimmee West Shopping Center	Kissimmee, FL	116	7%	06/14/16	$19,400	$371

		116			$19,400	$371

Joint Venture Management and Other Fee Income

We are engaged by our joint ventures to provide asset management, property management, leasing and investing services for such ventures' respective properties.  We receive fees for our services, including a property management fee calculated as a percentage of gross revenues received, and recognize these fees as the services are rendered.

The following table provides information for our fees earned which are reported in our condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Management fees	$92	$383	$186	$782
Leasing fees	68	88	83	208
Construction fees	39	107	40	120
Disposition fees	46	—	46	—
Total	$245	$578	$355	$1,110

5.  Debt

The following table summarizes our mortgages and notes payable and capital lease obligation as of June 30, 2016 and December 31, 2015:

Notes Payable and Capital Lease Obligation	June 30, 2016	December 31, 2015
	(In thousands)
Senior unsecured notes	$460,000	$460,000
Unsecured term loan facilities	210,000	210,000
Fixed rate mortgages	300,045	322,457
Unsecured revolving credit facility	26,000	60,000
Junior subordinated notes	28,125	28,125
	1,024,170	1,080,582
Unamortized premium	6,025	6,935
Unamortized deferred financing costs	(3,777)	(3,806)
Total notes payable	$1,026,418	$1,083,711

Capital lease obligation	$1,108	$1,108

Senior unsecured notes and unsecured term loans

During the six months ended June 30, 2016, we executed an amendment extending the maturity of our $60.0 million unsecured term loan, originally maturing in 2018, to 2023.

Our $670.0 million of senior unsecured notes and unsecured term loans have interest rates ranging from 2.99% to 4.74% and are due at various maturity dates from May 2020 through November 2026.

Mortgages

During the six months ended June 30, 2016 we repaid a mortgage note secured by Troy Marketplace in the amount of $20.6 million, that had an interest rate of 5.90%.

A $11.8 million non-recourse mortgage note secured by our wholly-owned Towne Center at Aquia office property located in Stafford County, Virginia, matured on June 1, 2016. The note is currently in maturity default. We are working with the lender to transfer the property's title to the lender and release our obligation.

Our $300.0 million of fixed rate mortgages have interest rates ranging from 2.86% to 7.38% and are due at various maturity dates from January 2017 through June 2026. The fixed rate mortgages are secured by properties that have an approximate net book value of $375.3 million as of June 30, 2016.

Other than the $11.8 million non-recourse mortgage note mentioned above, we have no additional mortgage maturities until January 2017. It is our intent to repay those mortgages using cash, borrowings under our unsecured line of credit, or other sources of financing.

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

Revolving Credit Facility

As of June 30, 2016 we had $26.0 million outstanding under our revolving credit facility, a decrease of $50.0 million during the quarter. After adjusting for outstanding letters of credit issued under our revolving credit facility, not reflected in the accompanying condensed consolidated balance sheets, totaling $0.1 million we had $323.9 million of availability under our revolving credit facility. The interest rate as of June 30, 2016 was 1.82%.

Our revolving credit facility, term loans and unsecured notes contain financial covenants relating to total leverage, fixed charge coverage ratio, unencumbered assets, tangible net worth and various other calculations.  As of June 30, 2016, we were in compliance with these covenants.

Junior Subordinated Notes

Our junior subordinated notes have a variable rate of LIBOR plus 3.30%. The maturity date is January 2038.

The following table presents scheduled principal payments on mortgages and notes payable as of June 30, 2016:

Year Ending December 31,
(In thousands)
2016 (July 1 - December 31) (1)	$13,433
2017	129,096
2018 (2)	65,132
2019	5,860
2020	102,269
Thereafter	708,380
Subtotal debt	1,024,170
Unamortized premium	6,025
Unamortized deferred financing costs	(3,777)
Total debt	$1,026,418

(1) Includes the $11.8 million Towne Center at Aquia note that matured on June 1, 2016.
(2) Scheduled maturities in 2018 include the $26.0 million balance on the unsecured revolving credit facility drawn as of June 30, 2016. The unsecured revolving credit facility has a one-year extension option.

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

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015.

		Total
	Balance Sheet Location	Fair Value	Level 2
2016		(In thousands)
Derivative liabilities - interest rate swaps	Other liabilities	$(8,596)	$(8,596)
2015
Derivative assets - interest rate swaps	Other assets	$642	$642
Derivative liabilities - interest rate swaps	Other liabilities	$(2,241)	$(2,241)

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

Fixed rate debt (including variable rate debt swapped to fixed through derivatives) with carrying values of $970.0 million and $996.3 million as of June 30, 2016 and December 31, 2015, respectively, had fair values of approximately $998.3 million and $1.0 billion, respectively.  Variable rate debt’s fair value is estimated to be the carrying values of $54.1 million and $87.4 million as of June 30, 2016 and December 31, 2015, respectively.

7.  Derivative Financial Instruments

We utilize interest rate swap agreements for risk management purposes to reduce the impact of changes in interest rates on our variable rate debt.  We may also enter into forward starting swaps to set the effective interest rate on planned variable rate financing. On the date we enter into an interest rate swap, the derivative is designated as a hedge against the variability of cash flows that are to be paid in connection with a recognized liability.  Subsequent changes in the fair value of a derivative designated as a cash flow hedge that is determined to be effective are recorded in other comprehensive income (“OCI”) until earnings are affected by the variability of cash flows of the hedged transaction.  The differential between fixed and variable rates to be paid or received is accrued, as interest rates change, and recognized currently as interest expense in the condensed consolidated statements of operations.  We assess effectiveness of our cash flow hedges both at inception and on an ongoing basis.   Our cash flow hedges become ineffective, for example, if critical terms of the hedging instrument and the debt do not perfectly match such as notional amounts, settlement dates, reset dates and calculation period and LIBOR rate. Changes in the fair values are immediately included in other income and expenses. At June 30, 2016, all of our hedges were effective.

The following table summarizes the notional values and fair values of our derivative financial instruments as of June 30, 2016:

	Hedge	Notional	Fixed	Fair	Expiration
Underlying Debt	Type	Value	Rate	Value	Date
		(In thousands)		(In thousands)
Derivative Liabilities
Unsecured term loan	Cash Flow	30,000	2.0480%	(1,002)	10/2018
Unsecured term loan	Cash Flow	25,000	1.8500%	(722)	10/2018
Unsecured term loan	Cash Flow	5,000	1.8400%	(143)	10/2018
Unsecured term loan	Cash Flow	15,000	2.1500%	(830)	05/2020
Unsecured term loan	Cash Flow	10,000	2.1500%	(554)	05/2020
Unsecured term loan	Cash Flow	50,000	1.4600%	(1,438)	05/2020
Unsecured term loan	Cash Flow	20,000	1.4980%	(682)	05/2021
Unsecured term loan	Cash Flow	15,000	1.4900%	(499)	05/2021
Unsecured term loan	Cash Flow	40,000	1.4800%	(1,286)	05/2021
		$210,000		(7,156)
Derivative Liabilities - Forward Swaps
Unsecured term loan	Cash Flow	60,000	1.7700%	(1,440)	05/2023
Total Derivative Liabilities		$270,000		$(8,596)

The effect of derivative financial instruments on our condensed consolidated statements of operations for the six months ended June 30, 2016 and 2015 is summarized as follows:

	Amount of Loss Recognized in OCI on Derivative (Effective Portion)		Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationship	Six Months Ended June 30,			Six Months Ended June 30,
	2016	2015		2016	2015
	(In thousands)			(In thousands)

Interest rate contracts - assets	$(716)	$(564)	Interest Expense	$(74)	$(329)
Interest rate contracts - liabilities	(7,529)	(1,258)	Interest Expense	(1,174)	(1,178)
Total	$(8,245)	$(1,822)	Total	$(1,248)	$(1,507)

8.   Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands, except per share data)
Net income	$28,020	$7,289	$40,162	$17,233
Net income attributable to noncontrolling interest	(659)	(199)	(956)	(476)
Allocation of income to restricted share awards	(120)	(60)	(198)	(120)
Income attributable to RPT	$27,241	$7,030	$39,008	$16,637
Preferred share dividends	(1,675)	(1,675)	(3,350)	(3,487)
Preferred share conversion costs	—	(500)	—	(500)
Net income available to common shareholders	$25,566	$4,855	$35,658	$12,650
Addback preferred shares for dilution (1)	1,675	—	—	—
Net income available to common shareholders - Diluted	$27,241	$4,855	$35,658	$12,650

Weighted average shares outstanding, Basic	79,233	79,124	79,214	78,528
Stock options and restricted stock awards using the treasury method	206	195	199	203
Dilutive effect of securities (1)	6,588	—	—	—
Weighted average shares outstanding, Diluted (1)	86,027	79,319	79,413	78,731

Income per common share, Basic	$0.32	$0.06	$0.45	$0.16
Income per common share, Diluted	$0.32	$0.06	$0.45	$0.16

 (1) The assumed conversion of preferred shares is dilutive for the three months ended June 30, 2016 and anti-dilutive for all other periods presented and accordingly, have been excluded from the weighted average common shares used to compute diluted EPS for those periods.

9.  Share-based Compensation Plans

As of June 30, 2016, we have one share-based compensation plan in effect.  The 2012 Omnibus Long-Term Incentive Plan (“2012 LTIP”) under which our compensation committee may grant, subject to any Company performance conditions as specified by the compensation committee, restricted shares, restricted share units, options and other awards to trustees, officers and other key employees.  The 2012 LTIP allows us to issue up to 2.0 million shares of our common stock, units or stock options, of which 1.4 million remained available for issuance as of June 30, 2016.

As of June 30, 2016, we had 372,352 unvested share awards granted under the 2012 LTIP and other plans which terminated when the 2012 LTIP became effective.  These awards have various expiration dates through March 2021.

During the six months ended June 30, 2016, we had the following activity:

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

Pursuant to ASC 718 – Stock Compensation, we determine the grant date fair value of TSR Grants, and any subsequent re-measurements, based upon a Monte Carlo simulation model.  We will recognize the compensation expense ratably over the requisite service period.  We are required to re-value the cash awards at the end of each quarter using the same methodology as was used at the initial grant date and adjust the compensation expense accordingly.  If at the end of the three-year measurement period the performance criterion is not met, compensation expense previously recognized would be reversed. Compensation expense related to the cash awards was $0.4 million and $0.4 million for the three months ended June 30, 2016 and June 30, 2015, respectively, and $0.8 million and $0.7 million for the six months ended June 30, 2016 and June 30, 2015, respectively.

We recognized total share-based compensation expense of $0.7 million and $0.6 million for the three months ended June 30, 2016 and 2015, respectively, and $1.3 million and $1.1 million for the six months ended June 30, 2016 and June 30, 2015, respectively.

As of June 30, 2016, we had $7.1 million of total unrecognized compensation expense related to unvested restricted shares and performance based equity and cash awards.  This expense is expected to be recognized over a weighted-average period of 4.7 years.

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

As of June 30, 2016, we had a federal and state deferred tax asset of $10.8 million and a valuation allowance of $10.8 million.  Our deferred tax assets are reduced by an offsetting valuation allowance where there is uncertainty regarding their realizability. We believe that it is more likely than not that the results of future operations will not generate sufficient taxable income to recognize the deferred tax assets.  These future operations are primarily dependent upon the profitability of our TRSs, the timing and amounts of gains on land sales, and other factors affecting the results of operations of the TRSs.

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

We recorded income tax provisions of approximately $0.1 million and $0.3 million for the six months ended June 30, 2016 and 2015, respectively.

Sales Taxes

We collect various taxes from tenants and remit these amounts, on a net basis, to the applicable taxing authorities.

11.  Commitments and Contingencies

Construction Costs

In connection with the development and expansion of various shopping centers as of June 30, 2016, we had entered into agreements for construction costs of approximately $12.2 million.

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

We recognized rent and interest expense related to the operating and capital leases of $0.3 million and $0.3 million for the six months ended June 30, 2016 and 2015, respectively.

12.  Subsequent Events

We have evaluated subsequent events through the date that the condensed consolidated financial statements were issued.

On July 8, 2016, we entered into agreements to issue $75.0 million senior unsecured notes in a private placement offering. The notes will have a 12-year term and are priced at a fixed interest rate of 3.64%. The notes are expected to extend the Company's maturity waterfall and reduce its average interest rate. The sale of the notes is expected to close on November 30, 2016.

In July 2016, we executed two agreements with separate buyers to sell two wholly-owned income producing properties totaling $40.5 million.

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

Overview

We are a fully integrated, self-administered, publicly-traded equity REIT which owns, develops, redevelops, acquires, manages and leases large multi-anchored shopping centers primarily in a number of the largest metropolitan markets in the central United States.  As of June 30, 2016, our property portfolio consisted of 66 wholly owned shopping centers and one office building comprising approximately 14.7 million square feet. We also have ownership interests, ranging from 7% to 30%, in three joint ventures. In addition, we own interests in several land parcels that are available for development or sale, the majority of which are adjacent to certain of our existing developed properties. Our consolidated portfolio was 95% leased at June 30, 2016.

We accomplished the following activity during the six months ended June 30, 2016:

Operating Activity

For our consolidated properties we reported the following leasing activity:

	Leasing Transactions	Square Footage	Base Rent/SF (1)	Prior Rent/SF (2)	Tenant Improvements/SF(3)	Leasing Commissions/SF
Renewals	56	526,910	$11.25	$10.58	$0.04	$—
New Leases - Comparable (4)	7	26,650	19.04	14.31	10.92	4.46
New Leases - Non-Comparable	17	74,628	17.67	N/A	33.40	3.83
Total	80	628,188	$12.34	N/A	$4.47	$0.64

(1) Base rent represents contractual minimum rent under the new lease for the first 12 months of the term.
(2) Prior rent represents minimum rent, if any, paid by the prior tenant in the final 12 months of the term.
(3) Includes tenant improvement cost, tenant allowances, landlord costs and third-party leasing commissions. Excludes first generation space and new leases related to development and redevelopment activity.
(4) Comparable leases represent those leases signed on identical spaces for which there was a former tenant within the last twelve months and the leases contain similar tenant billing terms. Redevelopment leases are excluded.

Investing Activity

At June 30, 2016, we have ten properties under redevelopment, expansion or re-anchoring projects in process with an anticipated cost of $79.9 million, of which $38.0 million remains to be invested. Completion for these projects is anticipated over the next 18 months.

In addition to the above we completed $70.7 million of dispositions. Refer to Note 3 Property Acquisitions and Dispositions of the notes to the condensed consolidated financial statements for additional information related to acquisitions and dispositions.

Financing Activity

Debt

During the six months ended June 30, 2016, we repaid a $20.6 million mortgage note. In addition, we amended our existing $60.0 million unsecured term loan extending the maturity date from 2018 to 2023. Refer to Note 5 Debt of the notes to the condensed consolidated financial statements for additional information related to our debt.

Equity
As of June 30, 2016 we had net debt to total market capitalization of 37.2% as compared to 38.3%, at June 30, 2015. At June 30, 2016 and June 30, 2015 we had $323.9 million and $329.5 million, respectively, available to draw under our unsecured revolving line of credit.

Land Available for Development or Sale

At June 30, 2016, we had one project in pre-development and two projects where Phase I of the development was completed. The remaining future phases at those projects are in pre-development. We estimate that if we proceed with the development of the projects, up to approximately 750,000 square feet of GLA could be developed, excluding various outparcels of land. It is our policy to start vertical construction on new development projects only after the project has received entitlements, significant anchor commitments and construction financing, if appropriate.

Our development and construction activities are subject to risks such as our inability to obtain the necessary governmental approvals for a project, our determination that the expected return on a project is not sufficient to warrant continuation of the planned development, or our change in plan or scope for the development.  If any of these events occur, we may record an impairment provision.

Accounting Policies and Estimates

Our 2015 Annual Report on Form 10-K contains a description of our critical accounting policies, including initial adoption of accounting policies, revenue recognition and accounts receivable, real estate investment, off balance sheet arrangements, fair value measurements and deferred charges.  For the six months ended June 30, 2016, there were no material changes to these policies.

Comparison of three months ended June 30, 2016 to 2015

The following summarizes certain line items from our unaudited condensed consolidated statements of operations that we believe are important in understanding our operations and/or those items that have significantly changed in the three months ended June 30, 2016 as compared to the same period in 2015:

	Three Months Ended June 30,
	2016	2015	Dollar Change	Percent Change
	(In thousands)
Total revenue	$65,883	$59,735	$6,148	10.3%
Real estate taxes	11,132	9,126	2,006	22.0%
Recoverable and non-recoverable operating expenses	7,236	7,840	(604)	(7.7)%
Depreciation and amortization	22,714	21,120	1,594	7.5%
General and administrative expense	5,683	5,474	209	3.8%
Gain on sale of real estate	19,799	273	19,526	7,152.4%
Earnings from unconsolidated joint ventures	109	335	(226)	(67.5)%
Interest expense and amortization of deferred financing fees	11,376	10,388	988	9.5%
Gain on extinguishment of debt	—	1,387	(1,387)	NM
Preferred share dividends and conversion costs	1,675	2,175	(500)	(23.0)%

NM - Not meaningful

Total revenue for the three months ended June 30, 2016, increased $6.1 million, or 10.3%, from 2015.  The increase is primarily due to acquisitions completed during the second half of 2015, as well as the completion of redevelopment projects, offset by dispositions.
Real estate tax expense for the three months ended June 30, 2016 increased $2.0 million, or 22.0% from 2015, primarily due to our acquisitions.
Recoverable and non-recoverable operating expenses for the three months ended June 30, 2016 decreased $0.6 million, or 7.7% from 2015, primarily due to the timing of landscaping services and lower exterior utility costs as well as the reversal of a reserve taken in the first quarter associated with an anchor tenant.

Depreciation and amortization expense for the three months ended June 30, 2016 increased $1.6 million, or 7.5%, from 2015.  The increase was primarily related to our acquisitions completed during the second half of 2015 as well as new development completion and other capital improvements partially offset by dispositions.

General and administrative expense for the three months ended June 30, 2016 increased $0.2 million or 3.8% from 2015.  The increase was primarily due to an increase in costs associated with our long-term incentive plans and additional compensation expense related to new hires subsequent to June 30, 2015.

Gain on sale of real estate was $19.8 million for the three months ended June 30, 2016 compared to $0.3 million during the same period in 2015. Refer to Note 3 Property Acquisitions and Dispositions of the notes to the condensed consolidated financial statements for further information related to our 2016 dispositions.

Earnings from unconsolidated joint ventures for the three months ended June 30, 2016 decreased $0.2 million or 67.5%, primarily attributable to the sale of joint venture properties in the third quarter of 2015. As of June 30, 2016, two properties remained in our unconsolidated joint ventures.

Interest expense for the three months ended June 30, 2016 increased $1.0 million or 9.5% from 2015 primarily due to higher indebtedness, offset in part by a net reduction in mortgage debt balances.

Preferred share dividends and conversion costs decreased $0.5 million, or 23.0% from 2015 due to the conversion of shares in April 2015 and the corresponding conversion costs.

Comparison of six months ended June 30, 2016 to June 30, 2015

The following summarizes certain line items from our unaudited condensed consolidated statements of operations that we believe are important in understanding our operations and/or have significantly changed in the six months ended June 30, 2016 as compared to the same period in 2015:

	Six Months Ended June 30,
	2016	2015	Dollar Change	Percent Change
	(In thousands)
Total revenue	$132,395	$119,152	$13,243	11.1%
Real estate taxes	21,441	18,121	3,320	18.3%
Recoverable and non-recoverable operating expenses	16,708	15,831	877	5.5%
Depreciation and amortization	46,561	41,483	5,078	12.2%
General and administrative expense	11,288	10,348	940	9.1%
Provision for impairment	—	2,521	(2,521)	NM
Gain on sale of real estate	26,324	3,469	22,855	658.8%
Earnings from unconsolidated joint ventures	218	2,995	(2,777)	(92.7)%
Interest expense and amortization of deferred financing fees	22,678	20,691	1,987	9.6%
Gain on extinguishment of debt	—	1,387	(1,387)	NM
Preferred share dividends and conversion costs	3,350	3,987	(637)	(16.0)%

NM - Not meaningful

Total revenue for the six months ended June 30, 2016, increased $13.2 million, or 11.1%, from 2015.  The increase is primarily due to acquisitions completed during the third quarter 2015, net of properties sold during 2015, as well as completed redevelopment projects.
Real estate tax expense for the six months ended June 30, 2016 increased $3.3 million, or 18.3% from 2015, primarily due to our acquisitions and incremental tax increases within existing properties.

Recoverable and non-recoverable operating expenses for the six months ended June 30, 2016 increased $0.9 million, or 5.5%, from 2015.  The increase was primarily due to our acquisitions as well as a net increase in bad debt expense associated with the bankruptcy of an anchor tenant.

Depreciation and amortization expense for the six months ended June 30, 2016 increased $5.1 million, or 12.2%, from 2015.  The increase was primarily due to our acquisitions in 2015, completion of redevelopment projects and other capital improvement expenditures, partially offset by dispositions.

General and administrative expense for the six months ended June 30, 2016 increased $0.9 million or 9.1% from 2015.  The increase was primarily due to an increase in costs associated with our long-term incentive plans and additional compensation expense related to new hires subsequent to June 30, 2015.

Gain on sale of real estate was $26.3 million for the six months ended June 30, 2016 compared to $3.5 million during the same period in 2015. Refer to Note 3 Property Acquisitions and Dispositions of the notes to the condensed consolidated financial statements for further information related to our 2016 dispositions.

Earnings from unconsolidated joint ventures for the six months ended June 30, 2016 decreased $2.8 million or (92.7)% as a result of the sale of joint venture properties in the third quarter of 2015. Additionally, in March 2015 a joint venture property was sold generating a gain of $7.5 million of which our share was $2.2 million.

Interest expense for the six months ended June 30, 2016 increased $2.0 million or 9.6% from 2015 primarily due to higher indebtedness.

Preferred share dividends and conversion costs decreased $0.6 million or 16.0% from 2015 due to the conversion of preferred shares in April 2015 and the corresponding conversion costs.

Liquidity and Capital Resources

Our internally generated funds from operating centers and other investing activities, augmented by use of our existing line of credit and equity sales through our controlled equity offering, provide resources to maintain our current operations and assets and pay dividends. Generally, our need to access the capital markets is limited to refinancing debt obligations at or near maturity and funding major capital investments and acquisitions. See “Planned Capital Spending” for more details.

At June 30, 2016, we had $4.4 million in cash and cash equivalents and $7.8 million in restricted cash. Restricted cash was comprised primarily of funds held in escrow to pay real estate taxes, insurance premiums, and certain capital expenditures.

Short-Term Liquidity Requirements

Our short-term liquidity needs are met primarily from rental and recovery income and consist primarily of funds necessary to pay operating expenses associated with our operating properties, interest and scheduled principal payments on our debt, quarterly dividend payments (including distributions to Operating Partnership ("OP") unit holders) and capital expenditures related to tenant improvements and redevelopment activities.  We believe that our retained cash flow from operations along with availability under our revolving credit facility is sufficient to meet these obligations.

We have no additional mortgages maturing until January 2017. As opportunities arise and market conditions permit, we will look to repay maturing mortgages by issuing unsecured debt, utilizing cash flow from operating activities or funding from availability under our credit facility.

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

We continually search for investment opportunities that may require additional capital and/or liquidity. As of June 30, 2016, we had no proposed property acquisitions or dispositions under contract.

Long-Term Liquidity Requirements

Our long-term liquidity needs consist primarily of funds necessary to pay indebtedness at maturity, potential acquisitions of properties, redevelopment of existing properties, the development of land and non-recurring capital expenditures.

As of June 30, 2016, $323.9 million was available to be borrowed under our unsecured revolving credit facility subject to continuing compliance with maintenance covenants that may affect availability.

For the six months ended June 30, 2016, our cash flows were as follows compared to the same period in 2015:

	Six Months Ended June 30,
	2016	2015
	(In thousands)
Cash provided by operating activities	$53,919	$44,183
Cash provided by (used in) investing activities	39,901	(13,075)
Cash used in financing activities	(96,095)	(33,511)

Operating Activities

Net cash provided by operating activities increased $9.7 million in 2016 compared to 2015 primarily due to:

•	Shopping center operating income increased $9.6 million as a result of acquisitions, leasing and redevelopment activity;

•	an overall increase in accounts receivable and net other assets of $2.1 million;

•	higher net interest expense of approximately $2.0 million due to higher average loan balances as a result of acquisitions; and

•	higher long-term and share-based compensation expense of $0.4 million.

Investing Activities

Net cash from investing activities increased $53.0 million compared to 2015 primarily due to increased net proceeds from sales of real estate partially offset by increased development and capital improvements activities.

Financing Activities

Net cash used in financing activities increased $62.6 million primarily due to:

•	decreased proceeds, net of costs, from the issuance of common stock of $17.3 million in 2015; and

•
higher cash dividends to common shareholders of $2.0 million due to the increase in the number of common shares outstanding and a 5.0% increase in our quarterly dividend compared to 2015; partly offset by

•	an increase in net debt activity of $43.1 million.

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

On May 16, 2016, our Board of Trustees declared a quarterly cash dividend distribution of $0.21 per common share paid to common shareholders of record as of June 20, 2016, a 5.0% increase from the same period in 2015.  Future dividends will be declared at the discretion of our Board of Trustees.  On an annual basis, we intend to make distributions to shareholders of at least 90% of our REIT taxable income, excluding net capital gains, in order to maintain our qualification as a REIT.  On an annualized basis, our current dividend is above our estimated minimum required distribution.

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

Additionally, we declared a quarterly cash dividend of $0.90625 per preferred share to preferred shareholders of record as of June 20, 2016, unchanged from the per share dividend declared for the same period in 2015.

	Six Months Ended June 30,
	2016	2015
	(In thousands)
Cash provided by operating activities	$53,919	$44,183

Cash distributions to preferred shareholders	$(3,350)	$(3,625)
Cash distributions to common shareholders	(33,462)	(31,346)
Cash distributions to operating partnership unit holders	(823)	(898)
Total distributions	(37,635)	(35,869)

Surplus	$16,284	$8,314

In June 2016, we terminated our previous controlled equity offering arrangement and commenced a new distribution agreement that registered up to 8.0 million common shares for issuance from time to time, in our sole discretion. For the six months ended June 30, 2016, we did not issue any common shares through either arrangement. The shares issuable in the new distribution agreement are registered with the Securities and Exchange Commission (“SEC”) on our registration statement on Form S-3 (No. 333-211925).

Debt

At June 30, 2016, we had interest rate swap derivative instruments in effect for an aggregate notional amount of $270.0 million converting a portion of our floating rate corporate debt to fixed rate debt.  After taking into account the impact of converting our variable rate debt to fixed rate debt by use of the interest rate swap agreements, at June 30, 2016, we had $54.1 million of variable rate debt outstanding.

In addition, we had $300.0 million of fixed rate mortgage loans encumbering certain consolidated properties and $460.0 million in senior unsecured notes.  For further information on the fixed rate mortgages and other debt, refer to Note 5 Debt of the notes to the condensed consolidated financial statements.

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

As of June 30, 2016, we had three equity investments in unconsolidated joint ventures in which we owned 30% or less of the total ownership interest and accounted for these entities under the equity method. Refer to Note 4 Equity Investments in Unconsolidated Joint Ventures of the notes to the condensed consolidated financial statements for more information.

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

Contractual Obligations

The following are our contractual cash obligations as of June 30, 2016:

	Payments due by period
Contractual Obligations	Total	Less than 1 year (1)	1-3 years	3-5 years	More than 5 years
	(In thousands)
Mortgages and notes payable:
Scheduled amortization	$20,197	$1,651	$8,747	$5,060	$4,739
Payments due at maturity	1,003,973	11,782	191,341	211,717	589,133
Total mortgages and notes payable (2)	1,024,170	13,433	200,088	216,777	593,872
Interest expense (3)	286,512	21,591	105,115	57,171	102,635
Employment contracts	2,009	509	1,500	—	—
Capital lease (4)	1,700	100	300	200	1,100
Operating leases	2,006	310	1,696	—	—
Construction commitments	12,223	12,223	—	—	—
Total contractual obligations	$1,328,620	$48,166	$308,699	$274,148	$697,607

(1)	Amounts represent balance of obligation for the remainder of 2016.

(2)	Excludes $6.0 million of unamortized mortgage debt premium and $3.8 million in net deferred financing costs.

(3)	Variable-rate debt interest is calculated using rates at June 30, 2016.

(4)	Includes interest payments associated with the capital lease obligation.

We anticipate that the combination of cash on hand, cash provided from operating activities, the availability under our revolving credit facility ($323.9 million at June 30, 2016 subject to compliance with covenants), our access to the capital markets, and the sale of existing properties will satisfy our expected working capital and capital expenditure requirements through at least the next 12 months.  Although we believe that the combination of factors discussed will provide sufficient liquidity, no assurance can be given.

At June 30, 2016, we did not have any contractual obligations that required or allowed settlement, in whole or in part, with consideration other than cash.

Mortgages and notes payable

See the analysis of our debt included in “Liquidity and Capital Resources.”

Employment Contracts

At June 30, 2016, we had employment contracts with our Chief Executive, Chief Financial and Chief Operating Officers that contain minimum guaranteed compensation.  All other employees are subject to at-will employment.

Operating and Capital Leases

We lease office space for our corporate headquarters under an operating lease that expires in August 2019.

We have a capital lease at our Buttermilk Towne Center with the City of Crescent Springs, Kentucky. The lease provides for fixed annual payments of $0.1 million through maturity in December 2032, at which time we can acquire the center for one dollar.

Construction Costs

In connection with the development and expansion of various shopping centers as of June 30, 2016, we have entered into agreements for construction activities with an aggregate cost of approximately $12.2 million.

Planned Capital Spending

We are focused on our core strengths of enhancing the value of our existing portfolio of shopping centers through successful leasing efforts and the completion of our development and redevelopment projects currently in process.

In addition to the construction agreements of approximately $12.2 million we have entered into as of June 30, 2016, we anticipate spending an additional $20.8 million for the remainder of 2016 for development and redevelopment projects, tenant improvements, and leasing costs.  Estimates for future spending will change as new projects are approved.

Disclosures regarding planned capital spending, including estimates regarding timing of tenant openings, capital expenditures and occupancy are forward-looking statements and certain significant factors discussed elsewhere in this document and our other filings with the SEC, including our Annual Report on Form 10-K could cause the actual results to differ materially.

Capitalization

At June 30, 2016 our total market capitalization was $2.7 billion and is detailed below:

(in thousands)
Net debt (including property-specific mortgages, unsecured revolving credit facility, term loans and capital lease obligation net of $4.4 million in cash)	$1,020,909
Common shares, OP units, and dilutive securities based on market price of $19.61 at June 30, 2016	1,595,430
Convertible perpetual preferred shares based on market price of $70.52 at June 30, 2016	130,391
Total market capitalization	$2,746,730

Net debt to total market capitalization	37.2%

Outstanding letters of credit issued under our revolving credit facility totaled approximately $0.1 million at June 30, 2016.

At June 30, 2016, the non-controlling interest in the Operating Partnership was approximately 2.3%.  The OP Units outstanding may, under certain circumstances, be exchanged for our common shares of beneficial interest on a one-for-one basis.  We, as sole general partner of the Operating Partnership, have the option, but not the obligation, to settle exchanged OP Units held by others in cash based on the current trading price of our common shares of beneficial interest.  Assuming the exchange of all OP Units, there would have been approximately 81.2 million common shares of beneficial interest outstanding at June 30, 2016, with a market value of approximately $1.6 billion.

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

Also, we consider “Operating FFO” a meaningful, additional measure of financial performance because it excludes acquisition costs and periodic items such as gains (or losses) from sales of land and impairment provisions on land available for development or sale, bargain purchase gains, and gains or losses on extinguishment of debt that are not adjusted under the current NAREIT definition of FFO.  We provide a reconciliation of net income available to common shareholders to FFO to Operating FFO. FFO and Operating FFO should not be considered alternatives to GAAP net income available to common shareholders or as alternatives to cash flow as measures of liquidity.

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

The following table illustrates the reconciliation of net income available to common shareholders to FFO to Operating FFO:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands, except per share data)
Net income available to common shareholders	$25,686	$4,915	$35,856	$12,770
Adjustments:
Rental property depreciation and amortization expense	22,671	21,080	46,478	41,407
Pro-rata share of real estate depreciation from unconsolidated joint ventures	81	702	163	1,398
Gain on sale of depreciable real estate	(18,473)	(298)	(24,747)	(298)
Gain on sale of joint venture depreciable real estate (1)	(26)	—	(26)	(2,239)
Other gain on unconsolidated joint ventures (2)	(215)	—	(215)	—
Noncontrolling interest in Operating Partnership (3)	659	199	956	476
FFO	$30,383	$26,598	$58,465	$53,514
Preferred share dividends (assuming conversion)	1,675	1,675	3,350	3,487
FFO available to common shareholders	$32,058	$28,273	$61,815	$57,001

(Gain) loss on sale of land	$(1,326)	$25	$(1,577)	$(3,171)
Provision for impairment on land available for development or sale	—	—	—	2,521
Gain on extinguishment of debt	—	(1,387)	—	(1,387)
Acquisition costs	4	265	63	307
Preferred share conversion costs	—	500	—	500
Operating FFO	$30,736	$27,676	$60,301	$55,771

Weighted average common shares	79,233	79,124	79,214	78,528
Shares issuable upon conversion of Operating Partnership Units (3)	1,936	2,247	1,969	2,247
Dilutive effect of securities	206	195	199	203
Subtotal	81,375	81,566	81,382	80,978
Shares issuable upon conversion of preferred shares (4)	6,588	6,538	6,588	6,792
Weighted average equivalent shares outstanding, diluted	87,963	88,104	87,970	87,770

Diluted earnings per share (5)	$0.32	$0.06	$0.45	$0.16
FFO per share adjustments to net income available to common shareholders including preferred share dividends	0.04	0.26	0.25	0.49
FFO per share, diluted	$0.36	$0.32	$0.70	$0.65

Per share adjustments to FFO	(0.01)	(0.01)	(0.01)	(0.01)
Operating FFO per share, diluted	$0.35	$0.31	$0.69	$0.64

(1)	Amount included in earnings from unconsolidated joint ventures.

(2)	The gain represents the write off of costs associated with our equity investment in a joint venture that was triggered by the sale of the venture's only property.

(3)	The total non-controlling interest reflects OP units convertible 1:1 into common shares.

(4)
Series D convertible preferred shares are paid annual dividends of $6.7 million and are currently convertible into approximately 6.6 million shares of common stock. They are dilutive only when earnings or FFO exceed approximately $0.26 per diluted share per quarter, which was the case for FFO for the three and six months ended June 30, 2016 and 2015. The conversion ratio is subject to adjustment based upon a number of factors, and such adjustment could affect the dilutive impact of the Series D convertible preferred shares on FFO and earnings per share in future periods.

(5)	The denominator to calculate diluted earnings per share excludes shares issuable upon conversion of Operating Partnership Units and preferred shares for all periods reported.

Same Property Operating Income

Same Property Operating Income ("Same Property NOI") is a supplemental non-GAAP financial measure of real estate companies' operating performance. Same Property NOI is considered by management to be a relevant performance measure of our operations because it includes only the NOI of comparable properties for the reporting period. Same Property NOI excludes acquisitions, dispositions, non-retail and redevelopment properties. Same Property NOI is calculated using consolidated operating income and adjusted to exclude management and other fee income, depreciation and amortization, general and administrative expense, provision for impairment and non-comparable income/expense adjustments such as straight-line rents, lease termination fees, above/below market rents, and other non-comparable operating income and expense adjustments.

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

The following is a summary of our wholly owned properties by classification:

	Three Months Ended	Six Months Ended
Property Designation	June 30, 2016	June 30, 2016
Same property	55	54
Acquisitions (1)	7	7
Non-retail properties (2)	1	1
Redevelopment (3)	4	5
Total wholly owned properties	67	67

(1) Properties were not owned in both comparable periods.
(2) Office building.
(3) Properties under construction.

The following is a reconciliation of our Operating Income to Same Property NOI:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)

Operating income	$19,114	$15,910	$36,334	$30,541

Adjustments:
Management and other fee income	(245)	(578)	(355)	(1,110)
Depreciation and amortization	22,714	21,120	46,561	41,483
Acquisition costs	4	265	63	307
General and administrative expenses	5,683	5,474	11,288	10,348
Provision for impairment	—	—	—	2,521
Properties excluded from pool - Acquisitions	(4,516)	(142)	(8,920)	(248)
Properties excluded from pool - Development/Redevelopment	(4,198)	(4,029)	(9,132)	(8,437)
Properties excluded from pool - Dispositions	(1,154)	(2,031)	(1,249)	(2,953)
Properties excluded from pool - Others	(232)	(144)	(502)	(174)
Non-comparable income/expense adjustments (1)	(734)	(756)	(2,934)	(2,423)
Same Property NOI	$36,436	$35,089	$71,154	$69,855

Period-end Occupancy percent	94.4%	94.0%	94.4%	94.0%
(1) Includes adjustments for items that affect the comparability of the same property NOI results. Such adjustments include: straight-line rents, lease termination fees, above/below market rents and prior-period recovery income adjustments.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We have exposure to interest rate risk on our variable rate debt obligations.  Based on market conditions, we may manage our exposure to interest rate risk by entering into interest rate swap agreements to hedge our variable rate debt.  We are not subject to any foreign currency exchange rate risk or commodity price risk, or other material rate or price risks.  Based on our debt and interest rates and interest rate swap agreements in effect at June 30, 2016, a 100 basis point change in interest rates would impact our future earnings and cash flows by approximately $0.5 million annually.  We believe that a 100 basis point increase in interest rates would increase the fair value of our total outstanding debt by approximately $5.4 million at June 30, 2016.

We had derivative instruments outstanding with an aggregate notional amount of $270.0 million as of June 30, 2016.  The agreements provided for swapping one-month LIBOR to fixed interest rates ranging from 1.22% to 2.15% and had expirations ranging from April 2016 to May 2023.  The following table sets forth information as of June 30, 2016 concerning our long-term debt obligations, including principal cash flows by scheduled amortization payment and scheduled maturity, weighted average interest rates of maturing amounts and fair market value:

	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
(In thousands)
Fixed-rate debt	$13,433	$129,096	$39,132	$5,860	$102,269	$680,255	$970,045	$998,269
Average interest rate	5.80%	5.49%	4.72%	6.76%	3.90%	4.18%	4.39%	3.80%
Variable-rate debt	$—	$—	$26,000	$—	$—	$28,125	$54,125	$54,125
Average interest rate	—	—	1.82%	—	—	3.94%	2.92%	2.92%

We estimated the fair value of our fixed rate mortgages using a discounted cash flow analysis, based on borrowing rates for similar types of borrowing arrangements with the same remaining maturity.  Considerable judgment is required to develop estimated fair values of financial instruments.  The table incorporates only those exposures that exist at June 30, 2016 and does not consider those exposures or positions which could arise after that date or firm commitments as of such date.  Therefore, the information presented therein has limited predictive value.  Our actual interest rate fluctuations will depend on the exposures that arise during the period and on market interest rates at that time.

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

We carried out an assessment as of June 30, 2016 of the effectiveness of the design and operation of our disclosure controls and procedures.  This assessment was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.  Based on such evaluation, our management, including our Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2016.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

RAMCO-GERSHENSON PROPERTIES TRUST

Date: August 4, 2016	By: DENNIS GERSHENSON Dennis Gershenson President and Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2016	By: GEOFFREY BEDROSIAN Geoffrey Bedrosian Chief Financial Officer (Principal Financial Officer)

Date: August 4, 2016	By: DEBORAH R. CHEEK Deborah R. Cheek Chief Accounting Officer (Principal Accounting Officer)