Form 10-Q
period 2016-09-30
RAMCO GERSHENSON PROPERTIES TRUST
filed 2016-11-03
CIK 842183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended September 30, 2016

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

Yes   ☐                       No  ☒

Number of common shares of beneficial interest ($0.01 par value) of the registrant outstanding as of October 27, 2016: 79,265,476

PART 1 – FINANCIAL INFORMATION
Item 1.  Unaudited Condensed Consolidated Financial Statements

RAMCO-GERSHENSON PROPERTIES TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Income producing properties, at cost:
Land	$376,285	$392,352
Buildings and improvements	1,729,737	1,792,129
Less accumulated depreciation and amortization	(342,749)	(331,520)
Income producing properties, net	1,763,273	1,852,961
Construction in progress and land available for development or sale	66,362	60,166
Real estate held for sale	—	453
Net real estate	1,829,635	1,913,580
Equity investments in unconsolidated joint ventures	3,154	4,325
Cash and cash equivalents	3,630	6,644
Restricted cash	25,948	8,708
Accounts receivable (net of allowance for doubtful accounts of $2,355 and $2,790 as of September 30, 2016 and December 31, 2015, respectively)	15,884	18,705
Acquired lease intangibles, net	72,430	88,819
Other assets, net	83,045	87,890
TOTAL ASSETS	$2,033,726	$2,128,671

LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable, net	$997,494	$1,083,711
Capital lease obligation	1,108	1,108
Accounts payable and accrued expenses	45,161	44,480
Acquired lease intangibles, net	59,964	64,193
Other liabilities	12,576	10,035
Distributions payable	19,628	18,807
TOTAL LIABILITIES	$1,135,931	$1,222,334

Commitments and Contingencies

Ramco-Gershenson Properties Trust ("RPT") Shareholders' Equity:
Preferred shares, $0.01 par, 2,000 shares authorized: 7.25% Series D Cumulative Convertible Perpetual Preferred Shares, (stated at liquidation preference $50 per share), 1,849 shares issued and outstanding as of September 30, 2016 and December 31, 2015	$92,427	$92,427
Common shares of beneficial interest, $0.01 par, 120,000 shares authorized, 79,257 and 79,162 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	793	792
Additional paid-in capital	1,157,809	1,156,345
Accumulated distributions in excess of net income	(367,809)	(363,937)
Accumulated other comprehensive loss	(6,528)	(1,404)
TOTAL SHAREHOLDERS' EQUITY ATTRIBUTABLE TO RPT	876,692	884,223
Noncontrolling interest	21,103	22,114
TOTAL SHAREHOLDERS' EQUITY	$897,795	$906,337

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,033,726	$2,128,671

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
REVENUE
Minimum rent	$47,591	$47,324	$144,540	$135,002
Percentage rent	71	25	511	396
Recovery income from tenants	15,289	15,238	48,067	43,522
Other property income	1,055	1,161	2,927	2,870
Management and other fee income	73	312	429	1,422
TOTAL REVENUE	64,079	64,060	196,474	183,212

EXPENSES
Real estate taxes	10,269	9,670	31,710	27,791
Recoverable operating expense	6,475	7,234	21,227	21,358
Other non-recoverable operating expense	603	1,101	2,560	2,808
Depreciation and amortization	23,245	22,914	69,806	64,397
Acquisition costs	55	267	118	574
General and administrative expense	5,787	4,020	17,075	14,368
Provision for impairment	977	—	977	2,521
TOTAL EXPENSES	47,411	45,206	143,473	133,817

OPERATING INCOME	16,668	18,854	53,001	49,395

OTHER INCOME AND EXPENSES
Other expense, net	(158)	(171)	(307)	(362)
Gain on sale of real estate	9,359	4,536	35,684	8,005
Earnings from unconsolidated joint ventures	119	13,977	337	16,972
Interest expense	(10,795)	(10,091)	(32,719)	(30,118)
Amortization of deferred financing fees	(345)	(389)	(1,099)	(1,053)
Other gain on unconsolidated joint ventures	—	7,892	215	7,892
(Loss) gain on extinguishment of debt	(847)	27	(847)	1,414
INCOME BEFORE TAX	14,001	34,635	54,265	52,145
Income tax provision	(133)	(29)	(234)	(306)
NET INCOME	13,868	34,606	54,031	51,839
Net income attributable to noncontrolling partner interest	(326)	(940)	(1,282)	(1,416)
NET INCOME ATTRIBUTABLE TO RPT	13,542	33,666	52,749	50,423
Preferred share dividends	(1,675)	(1,675)	(5,026)	(5,162)
Preferred share conversion costs	—	—	—	(500)
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$11,867	$31,991	$47,723	$44,761

EARNINGS PER COMMON SHARE
Basic	$0.15	$0.39	$0.60	$0.57
Diluted	$0.15	$0.38	$0.60	$0.57

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	79,249	79,162	79,226	78,742
Diluted	79,437	85,881	79,404	78,939

OTHER COMPREHENSIVE INCOME
Net income	$13,868	$34,606	$54,031	$51,839
Other comprehensive gain (loss):
Gain (loss) on interest rate swaps	1,745	(1,661)	(5,252)	(1,976)
Comprehensive income	15,613	32,945	48,779	49,863
Comprehensive income attributable to noncontrolling interest	(367)	(895)	(1,154)	(1,362)
COMPREHENSIVE INCOME ATTRIBUTABLE TO RPT	$15,246	$32,050	$47,625	$48,501

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
For the Nine Months Ended September 30, 2016
(In thousands)
(Unaudited)

	Shareholders' Equity of Ramco-Gershenson Properties Trust
	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Shareholders’ Equity
Balance, December 31, 2015	$92,427	$792	$1,156,345	$(363,937)	$(1,404)	$22,114	$906,337
Issuance of common shares, net of issuance costs	—	—	(185)	—	—	—	(185)
Redemption of OP unit holders	—	—	—	(598)	—	(920)	(1,518)
Share-based compensation and other expense, net of shares withheld for employee taxes	—	1	1,649	—	—	—	1,650
Dividends declared to common shareholders	—	—	—	(50,717)	—	—	(50,717)
Dividends declared to preferred shareholders	—	—	—	(5,026)	—	—	(5,026)
Distributions declared to noncontrolling interests	—	—	—	—	—	(1,245)	(1,245)
Dividends declared to deferred shares	—	—	—	(280)	—	—	(280)
Other comprehensive income adjustment	—	—	—	—	(5,124)	(128)	(5,252)
Net income	—	—	—	52,749	—	1,282	54,031
Balance, September 30, 2016	$92,427	$793	$1,157,809	$(367,809)	$(6,528)	$21,103	$897,795

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAMCO GERSHENSON PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
OPERATING ACTIVITIES
Net income	$54,031	$51,839
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69,806	64,397
Amortization of deferred financing fees	1,099	1,053
Income tax provision	234	306
Earnings from unconsolidated joint ventures	(337)	(16,972)
Distributions received from operations of unconsolidated joint ventures	382	1,410
Provision for impairment	977	2,521
Loss (gain) on extinguishment of debt	847	(1,414)
Other gain on unconsolidated joint ventures	(215)	(7,892)
Gain on sale of real estate	(35,684)	(8,005)
Amortization of premium on mortgages, net	(1,346)	(1,225)
Share-based compensation expense	2,150	1,340
Long-term incentive cash compensation expense (benefit)	827	(400)
Changes in assets and liabilities:
Accounts receivable, net	2,580	(4,073)
Acquired lease intangibles and other assets, net	522	2,090
Accounts payable, acquired lease intangibles and other liabilities	(6,110)	(8,415)
Net cash provided by operating activities	89,763	76,560

INVESTING ACTIVITIES
Acquisition of real estate	—	(152,923)
Development and capital improvements	(51,146)	(42,906)
Net proceeds from sales of real estate	88,212	25,375
Distributions from sale of joint venture property	1,303	8,173
Change in restricted cash	682	(189)
Net cash provided by (used in) investing activities	39,051	(162,470)

FINANCING ACTIVITIES
Proceeds of mortgages and notes payable	—	100,000
Repayments of mortgages and notes payable	(23,221)	(91,381)
Proceeds on revolving credit facility	181,000	232,000
Repayments on revolving credit facility	(231,000)	(117,000)
Payment of deferred financing costs	(457)	(429)
Proceeds, net of costs, from issuance of common stock	(185)	17,110
Repayment of capitalized lease obligation	—	(680)
Redemption of operating partnership units for cash	(1,518)	(1,225)
Preferred share conversion costs	—	(500)
Dividends paid to preferred shareholders	(5,026)	(5,300)
Dividends paid to common shareholders	(50,176)	(47,259)
Distributions paid to operating partnership unit holders	(1,245)	(1,348)
Net cash (used in) provided by financing activities	(131,828)	83,988

Net change in cash and cash equivalents	(3,014)	(1,922)
Cash and cash equivalents at beginning of period	6,644	9,335
Cash and cash equivalents at end of period	$3,630	$7,413

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest (net of capitalized interest of $640 and $1,054 in 2016 and 2015, respectively)	$32,557	$29,808
Proceeds from disposition held in escrow	$18,990	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Organization and Basis of Presentations

Organization

Ramco-Gershenson Properties Trust, together with its subsidiaries (the “Company” or "RPT"), is a real estate investment trust (“REIT”) engaged in the business of owning, developing, redeveloping, acquiring, managing and leasing large multi-anchored shopping centers primarily in a number of the largest metropolitan markets in the central United States.  As of September 30, 2016, our property portfolio consisted of 64 wholly owned shopping center comprising approximately 14.4 million square feet. We also have ownership interests of 7%, 20% and 30%, respectively, in three joint ventures. Our joint ventures are reported using equity method accounting. We earn fees from the joint ventures for managing, leasing and redeveloping the shopping centers they own. In addition, we own interests in several land parcels that are available for development or sale. Most of our properties are anchored by supermarkets and/or national chain stores.  Our credit risk, therefore, is concentrated in the retail industry.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and our majority owned subsidiary, the Operating Partnership, Ramco-Gershenson Properties, L.P. (the "OP") (97.7% owned by the Company at September 30, 2016 and 97.6% owned by the Company at December 31, 2015), and all wholly-owned subsidiaries, including entities in which we have a controlling financial interest.  During the first quarter of 2016 we adopted Accounting Standards Update (“ASU”) No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The Company evaluated the application of ASU No. 2015-02 and while we concluded that no change was required to our accounting of our interests in less than wholly owned joint ventures, the Operating Partnership now meets the criteria as a variable interest entity. The Company’s significant asset is its investment in the Operating Partnership, and consequently, substantially all of our assets and liabilities represent those assets and liabilities of the Operating Partnership.

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

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-15, which clarifies the treatment of several cash flow categories. In addition, ASU 2016-15 clarifies that when cash receipts and cash payments have aspects of more than one class of cash flows and cannot be separated, classification will depend on the predominant source or use. This update is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted, including adoption in an interim period. We are currently evaluating the guidance and have not determined the impact this standard may have on our consolidated financial statements.

In June 2016, the FASB updated Accounting Standards Codification ("ASC") Topic 326 "Financial Instruments - Credit Losses" with 2016-13 “Measurement of Credit Losses on Financial Instruments”. ASU 2016-13 enhances the methodology of measuring expected credit losses to include the use of forward-looking information to better inform credit loss estimates. ASU 2016-13 is effective for annual periods (including interim periods within those periods) beginning after December 15, 2019. We are currently evaluating the guidance and have not determined the impact this standard may have on our consolidated financial statements.

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

In February 2016, the FASB updated ASC Topic 842 "Leases". In ASU 2016-02, which requires lessees to record operating and financing leases as assets and liabilities on the balance sheet and lessors to expense costs that are not direct leasing costs. ASU 2016-02 is effective for periods beginning after December 15, 2018, with early adoption permitted upon issuance using a modified retrospective approach. We are currently evaluating the effect that ASU 2016-02 will have on our consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing GAAP revenue recognition guidance as well as impact the existing GAAP guidance governing the sale of non-financial assets. The standard’s core principle is that a company will recognize revenue when it satisfies performance obligations, by transferring promised goods or services to customers, in an amount that reflects the consideration to which the company expects to be entitled in exchange for fulfilling those performance obligations. In doing so, companies will need to exercise more judgment and make more estimates than under existing GAAP guidance. ASU 2014-09 will be effective for public entities for annual and interim reporting periods beginning after December 15, 2017 and early adoption is permitted in periods ending after December 15, 2016. We have not yet selected a transition method nor have we determined the effect of ASU 2014-09 on our consolidated financial statements.

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

In the third quarter of 2016, we recorded an impairment provision totaling $1.0 million related to developable land located at Lakeland Park Center and Stonegate Plaza. The adjustment was triggered by an unforeseen increase in costs and changes in the associated sales price assumptions related to specific land parcels.

Land available for development or sale includes real estate projects where vertical construction has yet to commence, but which have been identified by us and are available for future development when market conditions dictate the demand for a new shopping center. The viability of all projects under construction or development, including those owned by unconsolidated joint ventures, is regularly evaluated under applicable accounting requirements, including requirements relating to abandonment of assets or changes in use.  Land available for development or sale was $39.1 million and $39.6 million at September 30, 2016 and December 31, 2015, respectively.

Construction in progress represents existing development, redevelopment and tenant build-out projects.  When projects are substantially complete and ready for their intended use, balances are transferred to land or building and improvements as appropriate.  Construction in progress was $27.3 million and $20.6 million at September 30, 2016 and December 31, 2015, respectively.

The increase in construction in progress from December 31, 2015 to September 30, 2016 was due primarily to ongoing redevelopment and expansion projects across the portfolio.

3.  Property Acquisitions and Dispositions

Acquisitions

There were no acquisitions for the nine months ended September 30, 2016.

Dispositions

The following table provides a summary of our disposition activity for the nine months ended September 30, 2016:

Property Name	Location	GLA	Acreage	Date Sold	Gross Sales Price	Gain (Loss) on Sale
		(In thousands)			(In thousands)

Fairlane Meadows	Dearborn, MI	157	N/A	09/30/16	$20,333	$484
Livonia Plaza	Livonia, MI	137	N/A	09/20/16	19,800	9,091
Lakeshore Marketplace	Norton Shores, MI	343	4.6	06/30/16	27,750	6,368
River Crossing Centre	New Port Ritchey, FL	62	N/A	06/29/16	12,500	6,750
Centre at Woodstock	Woodstock, GA	87	N/A	06/29/16	16,000	5,893
Troy Towne Center	Troy, OH	144	N/A	02/02/16	12,400	6,274
Total income producing dispositions		930	4.6		$108,783	$34,860

Conyers Crossing - Outparcel	Conyers, GA	N/A	0.5	06/27/16	$1,000	$579
Lakeshore Marketplace - Outparcel	Norton Shores, MI	N/A	0.7	06/15/16	302	(6)
The Towne Center at Aquia - Outparcel	Stafford, VA	N/A	0.7	01/15/16	750	251

Total outparcel dispositions		—	1.9		$2,052	$824
Total consolidated dispositions		930	6.5		$110,835	$35,684

Approximately $19.0 million of the proceeds related to the Livonia Plaza disposition were placed into escrow at closing for the completion of a future acquisition under Internal Revenue Code Section 1031. The escrowed proceeds are included in Restricted Cash as of September 30, 2016. Subsequent to September 30, 2016, they were used to partially fund the acquisition of an 85,000 square foot shopping center for $32.1 million.

In August 2016, we conveyed the title to and interest in The Towne Center at Aquia to the mortgage lender for the property. At the time of conveyance, the outstanding balance of the mortgage loan was $11.8 million, resulting in a loss on extinguishment of debt of $0.8 million.

4.  Equity Investments in Unconsolidated Joint Ventures

We have three joint venture agreements whereby we own 7%, 20% and 30%, respectively, of the equity in each joint venture. We and the joint venture partners have joint approval rights for major decisions, including those regarding property operations.  We cannot make significant decisions without our partner’s approval.  Accordingly, we account for our interest in the joint ventures using the equity method of accounting.

The combined condensed financial information for our unconsolidated joint ventures is summarized as follows:

Balance Sheets	September 30, 2016	December 31, 2015
	(In thousands)
ASSETS
Investment in real estate, net	$44,329	$63,623
Other assets	4,030	4,230
Total Assets	$48,359	$67,853
LIABILITIES AND OWNERS' EQUITY
Other liabilities	$658	$750
Owners' equity	47,701	67,103
Total Liabilities and Owners' Equity	$48,359	$67,853

RPT's equity investments in unconsolidated joint ventures	$3,154	$4,325

	Three Months Ended September 30,		Nine Months Ended September 30,
Statements of Operations	2016	2015	2016	2015
	(In thousands)
Total revenue	$1,279	$4,603	$4,588	$25,513
Total expenses	915	3,035	3,017	17,698
Income before other income and expense	364	1,568	1,571	7,815
Gain on sale of real estate	—	67,342	371	74,805
Interest expense	—	(537)	—	(4,131)
Amortization of deferred financing fees	—	(39)	—	(187)
Net income	$364	$68,334	$1,942	$78,302

RPT's share of earnings from unconsolidated joint ventures	$119	$13,977	$337	$16,972

Acquisitions

There was no acquisition activity in the nine months ended September 30, 2016 by any of our unconsolidated joint ventures.

Dispositions

The following table provides a summary of disposition activity, by our unconsolidated joint ventures, for the nine months ended September 30, 2016.

Property Name	Location	GLA	Ownership %	Date Sold	Gross Sales Price	Gain on Sale (at 100%)
		(In thousands)			(In thousands)

Kissimmee West Shopping Center	Kissimmee, FL	116	7%	6/14/2016	$19,400	$371
		116			$19,400	$371

RPT proportionate share of gross sales price and gain on sale of joint venture property					$1.358	$26

Joint Venture Management and Other Fee Income

We are engaged by our joint ventures to provide asset management, property management, leasing and investing services for such ventures' respective properties.  We receive fees for our services, including a property management fee calculated as a percentage of gross revenues received, and recognize these fees as the services are rendered.

The following table provides information for our fees earned which are reported in our condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Management fees	$65	$251	$251	$1,033
Leasing fees	6	30	89	238
Construction fees	2	31	42	151
Disposition fees	—	—	47	—
Total	$73	$312	$429	$1,422

5.  Debt

The following table summarizes our mortgages and notes payable and capital lease obligation as of September 30, 2016 and December 31, 2015:

Notes Payable and Capital Lease Obligation	September 30, 2016	December 31, 2015
	(In thousands)
Senior unsecured notes	$460,000	$460,000
Unsecured term loan facilities	210,000	210,000
Fixed rate mortgages	287,454	322,457
Unsecured revolving credit facility	10,000	60,000
Junior subordinated notes	28,125	28,125
	995,579	1,080,582
Unamortized premium	5,589	6,935
Unamortized deferred financing costs	(3,674)	(3,806)
Total notes payable	$997,494	$1,083,711

Capital lease obligation	$1,108	$1,108

Senior unsecured notes and unsecured term loans

In July 2016, we entered into agreements to issue $75.0 million senior unsecured notes in a private placement offering. The notes will have a 12-year term and are priced at a fixed interest rate of 3.64%. The notes are being issued to extend the

Company's maturity waterfall and reduce its average interest rate. The sale of the notes is expected to close on November 30, 2016.

In March 2016, we executed an amendment extending the maturity of our $60.0 million unsecured term loan, originally maturing in 2018, to 2023.

Our $670.0 million of senior unsecured notes and unsecured term loans have interest rates ranging from 2.99% to 4.74% and are due at various maturity dates from May 2020 through November 2026.

Mortgages

In August 2016, we conveyed the title to and interest in The Towne Center at Aquia to the mortgage lender for the property. At the time of conveyance, the outstanding balance of the mortgage loan was $11.8 million, resulting in a loss on extinguishment of debt of $0.8 million.

In March 2016, we repaid a mortgage note secured by Troy Marketplace in the amount of $20.6 million, that had an interest rate of 5.90%.

Our $287.5 million of fixed rate mortgages have interest rates ranging from 2.86% to 7.38% and are due at various maturity dates from January 2017 through June 2026. The fixed rate mortgages are secured by properties that have an approximate net book value of $362.2 million as of September 30, 2016. It is our intent to repay the mortgages maturing in 2017 using cash, borrowings under our unsecured line of credit, or other sources of financing.

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

Revolving Credit Facility

As of September 30, 2016 we had $10.0 million outstanding under our revolving credit facility, a decrease of $16.0 million during the quarter. After adjusting for outstanding letters of credit issued under our revolving credit facility, not reflected in the accompanying condensed consolidated balance sheets, totaling $0.1 million we had $339.9 million of availability under our revolving credit facility. The interest rate as of September 30, 2016 was 1.88%.

Our revolving credit facility, term loans and unsecured notes contain financial covenants relating to total leverage, fixed charge coverage ratio, unencumbered assets, tangible net worth and various other calculations.  As of September 30, 2016, we were in compliance with these covenants.

Junior Subordinated Notes

Our junior subordinated notes have a variable rate of LIBOR plus 3.30%. The maturity date is January 2038.

The following table presents scheduled principal payments on mortgages and notes payable as of September 30, 2016:

Year Ending December 31,
(In thousands)
2016 (October 1 - December 31)	$841
2017	129,096
2018 (1)	49,132
2019	5,861
2020	102,269
Thereafter	708,380
Subtotal debt	995,579
Unamortized premium	5,589
Unamortized deferred financing costs	(3,674)
Total debt	$997,494

(1) Scheduled maturities in 2018 include the $10.0 million balance on the unsecured revolving credit facility drawn as of September 30, 2016. The unsecured revolving credit facility has a one-year extension option.

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

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015.

		Total
	Balance Sheet Location	Fair Value	Level 2
2016		(In thousands)
Derivative liabilities - interest rate swaps	Other liabilities	$(6,851)	$(6,851)
2015
Derivative assets - interest rate swaps	Other assets	$642	$642
Derivative liabilities - interest rate swaps	Other liabilities	$(2,241)	$(2,241)

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

Fixed rate debt (including variable rate debt swapped to fixed through derivatives) with carrying values of $957.5 million and $996.3 million as of September 30, 2016 and December 31, 2015, respectively, had fair values of approximately $982.3 million and $1.0 billion, respectively.  Variable rate debt’s fair value is estimated to be the carrying values of $38.1 million and $87.4 million as of September 30, 2016 and December 31, 2015, respectively.

The following is a description of valuation methodologies used for our assets and liabilities recorded at fair value on a nonrecurring basis:
Net Real Estate
Our net investment in real estate, including any identifiable intangible assets, is subject to impairment testing on a nonrecurring basis. To estimate fair value, we use discounted cash flow models that include assumptions of the discount rates that market participants would use in pricing the asset or pricing from potential or comparable market transactions. To the extent impairment has occurred, we charge to expense the excess of the carrying value of the property over its estimated fair value. We classify impaired real estate assets as nonrecurring Level 3. During the nine months ended September 30, 2016, specific land classified as available for development or sale with a fair value of $6.8 million incurred an impairment charge of $1.0 million. We did not have any material liabilities that were required to be measured at fair value on a nonrecurring basis during the period.

7.  Derivative Financial Instruments

We utilize interest rate swap agreements for risk management purposes to reduce the impact of changes in interest rates on our variable rate debt.  We may also enter into forward starting swaps to set the effective interest rate on planned variable rate financing. On the date we enter into an interest rate swap, the derivative is designated as a hedge against the variability of cash flows that are to be paid in connection with a recognized liability.  Subsequent changes in the fair value of a derivative designated as a cash flow hedge that is determined to be effective are recorded in other comprehensive income (“OCI”) until earnings are affected by the variability of cash flows of the hedged transaction.  The differential between fixed and variable rates to be paid or received is accrued, as interest rates change, and recognized currently as interest expense in the condensed consolidated statements of operations.  We assess effectiveness of our cash flow hedges both at inception and on an ongoing basis.   Our cash flow hedges become ineffective, for example, if critical terms of the hedging instrument and the debt do not perfectly match such as notional amounts, settlement dates, reset dates and calculation period and LIBOR rate. Changes in the fair values are immediately included in other income and expenses. At September 30, 2016, all of our hedges were effective.

The following table summarizes the notional values and fair values of our derivative financial instruments as of September 30, 2016:

	Hedge	Notional	Fixed	Fair	Expiration
Underlying Debt	Type	Value	Rate	Value	Date
		(In thousands)		(In thousands)
Derivative Liabilities
Unsecured term loan	Cash Flow	30,000	2.0480%	(772)	10/2018
Unsecured term loan	Cash Flow	25,000	1.8500%	(568)	10/2018
Unsecured term loan	Cash Flow	5,000	1.8400%	(108)	10/2018
Unsecured term loan	Cash Flow	15,000	2.1500%	(684)	05/2020
Unsecured term loan	Cash Flow	10,000	2.1500%	(456)	05/2020
Unsecured term loan	Cash Flow	50,000	1.4600%	(1,031)	05/2020
Unsecured term loan	Cash Flow	20,000	1.4980%	(513)	05/2021
Unsecured term loan	Cash Flow	15,000	1.4900%	(379)	05/2021
Unsecured term loan	Cash Flow	40,000	1.4800%	(964)	05/2021
		$210,000		(5,475)
Derivative Liabilities - Forward Swaps
Unsecured term loan	Cash Flow	60,000	1.7700%	(1,376)	03/2023
Total Derivative Liabilities		$270,000		$(6,851)

The effect of derivative financial instruments on our condensed consolidated statements of operations for the nine months ended September 30, 2016 and 2015 is summarized as follows:

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationship	Nine Months Ended September 30,			Nine Months Ended September 30,
	2016	2015		2016	2015
	(In thousands)			(In thousands)

Interest rate contracts - assets	$(716)	$(111)	Interest Expense	$(74)	$(425)
Interest rate contracts - liabilities	(6,436)	395	Interest Expense	(1,826)	(1,835)
Total	$(7,152)	$284	Total	$(1,900)	$(2,260)

8.   Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands, except per share data)
Net income	$13,868	$34,606	$54,031	$51,839
Net income attributable to noncontrolling interest	(326)	(940)	(1,282)	(1,416)
Allocation of income to restricted share awards	(90)	(1,361)	(287)	(250)
Income attributable to RPT	13,452	32,305	52,462	50,173
Preferred share dividends	(1,675)	(1,675)	(5,026)	(5,162)
Preferred share conversion costs	—	—	—	(500)
Net income available to common shareholders	11,777	30,630	47,436	44,511
Addback preferred shares for dilution (1)	—	1,675	—	—
Net income available to common shareholders - Diluted	$11,777	$32,305	$47,436	$44,511

Weighted average shares outstanding, Basic	79,249	79,162	79,226	78,742
Stock options and restricted stock awards using the treasury method	188	184	178	197
Dilutive effect of securities (1)	—	6,535	—	—
Weighted average shares outstanding, Diluted (1)	79,437	85,881	79,404	78,939

Income per common share, Basic	$0.15	$0.39	$0.60	$0.57
Income per common share, Diluted	$0.15	$0.38	$0.60	$0.57

 (1) The assumed conversion of preferred shares is dilutive for the three months ended September 30, 2015 and anti-dilutive for all other periods presented and accordingly, have been excluded from the weighted average common shares used to compute diluted EPS for those periods.

9.  Share-based Compensation Plans

As of September 30, 2016, we have one share-based compensation plan in effect, the 2012 Omnibus Long-Term Incentive Plan (“2012 LTIP”) under which our compensation committee may grant, subject to any Company performance conditions as specified by the compensation committee, restricted shares, restricted share units, options and other awards to trustees, officers and other key employees.  The 2012 LTIP allows us to issue up to 2.0 million shares of our common stock, units or stock options, of which 1.4 million remained available for issuance as of September 30, 2016.

As of September 30, 2016, we had 366,323 unvested share awards granted under the 2012 LTIP and other plans which terminated when the 2012 LTIP became effective.  These awards have various expiration dates through March 2021.

During the nine months ended September 30, 2016, we had the following activity:

•
granted 148,634 shares of service-based restricted stock that vest over periods ranging from one to five years. The service-based awards were valued based on our closing stock price as of the grant date and the expense is recognized on a graded vesting basis; and

•
granted performance-based cash units that are earned subject to a future performance measurement based on a three-year shareholder return peer comparison (“TSR Grants”).  If the performance criterion is met, the actual value of the units earned will be determined and 50% of the award will be paid in cash immediately while the balance will be paid in cash the following year.

Pursuant to ASC 718 – Stock Compensation, we determine the grant date fair value of TSR Grants, and any subsequent re-measurements, based upon a Monte Carlo simulation model.  We will recognize the compensation expense ratably over the requisite service period.  We are required to re-value the cash awards at the end of each quarter using the same methodology as was used at the initial grant date and adjust the compensation expense accordingly.  If at the end of the three-year measurement period the performance criterion is not met, compensation expense previously recognized would be reversed. Compensation expense related to the cash awards was a benefit of $0.2 million and $1.2 million for the three months ended September 30, 2016 and September 30, 2015, respectively, and an expense of $0.6 million and a benefit of $0.5 million for the nine months ended September 30, 2016 and September 30, 2015, respectively.

We recognized total share-based compensation expense of $0.7 million and $0.3 million for the three months ended September 30, 2016 and 2015, respectively, and $2.1 million and $1.3 million for the nine months ended September 30, 2016 and September 30, 2015, respectively.

As of September 30, 2016, we had $5.9 million of total unrecognized compensation expense related to unvested restricted shares and performance based equity and cash awards.  This expense is expected to be recognized over a weighted-average period of 4.4 years.

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

As of September 30, 2016, we had a federal and state deferred tax asset of $11.0 million and a valuation allowance of $11.0 million.  Our deferred tax assets are reduced by an offsetting valuation allowance where there is uncertainty regarding their realizability. We believe that it is more likely than not that the results of future operations will not generate sufficient taxable income to recognize the deferred tax assets.  These future operations are primarily dependent upon the profitability of our TRSs, the timing and amounts of gains on land sales, and other factors affecting the results of operations of the TRSs.

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

We recorded income tax provisions of approximately $0.2 million and $0.3 million for the nine months ended September 30, 2016 and 2015, respectively.

Sales Taxes

We collect various taxes from tenants and remit these amounts, on a net basis, to the applicable taxing authorities.

11.  Commitments and Contingencies

Construction Costs

In connection with the development and expansion of various shopping centers as of September 30, 2016, we had entered into agreements for construction costs of approximately $7.9 million.

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

We recognized rent and interest expense related to the operating and capital leases of $0.6 million and $0.5 million for the nine months ended September 30, 2016 and 2015, respectively.

12.  Subsequent Events

We have evaluated subsequent events through the date that the condensed consolidated financial statements were issued.

Subsequent to September 30, 2016, the Company purchased an 85,000 square foot shopping center for $32.1 million. The $19.0 million of escrowed disposition proceeds included in Restricted Cash at September 30, 2016 were used to partially fund the acquisition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Where we say "we," "us," or "our," we mean Ramco-Gershenson Properties Trust.

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

Overview

We are a fully integrated, self-administered, publicly-traded equity REIT which owns, develops, redevelops, acquires, manages and leases large multi-anchored shopping centers primarily in a number of the largest metropolitan markets in the central United States.  As of September 30, 2016, our property portfolio consisted of 64 wholly owned shopping centers comprising approximately 14.4 million square feet. We also have ownership interests of 7% and 30%, respectively, in three joint ventures. In addition, we own interests in several land parcels that are available for development or sale, the majority of which are adjacent to certain of our existing developed properties. Our consolidated portfolio was 94.2% leased at September 30, 2016.

We accomplished the following activity during the three months ended September 30, 2016:

Operating Activity

For our consolidated properties we reported the following leasing activity:

	Leasing Transactions	Square Footage	Base Rent/SF (1)	Prior Rent/SF (2)	Tenant Improvements/SF(3)	Leasing Commissions/SF
Renewals	55	285,052	$15.59	$14.68	$0.46	$—
New Leases - Comparable (4)	10	67,834	16.11	11.72	59.23	3.88
New Leases - Non-Comparable	25	111,926	17.50	N/A	44.25	4.58
Total	90	464,812	$16.13	N/A	$19.56	$1.69

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

Investing Activity

At September 30, 2016, we have 11 properties under redevelopment, expansion or re-anchoring that have an estimated cost of $79.4 million, of which $30.1 million remains to be invested. Completion for these projects is expected over the next 15 months.

In addition to the above we completed $121.9 million of dispositions during the nine months ended September 30, 2016. Refer to Note 3 Property Acquisitions and Dispositions and Note 4 Equity Investments in Unconsolidated Joint Ventures of the notes to the condensed consolidated financial statements for additional information related to dispositions.

Financing Activity

Debt

During the nine months ended September 30, 2016, we repaid a $20.6 million mortgage note. In addition, we amended our existing $60.0 million unsecured term loan extending the maturity date from 2018 to 2023. Refer to Note 5 Debt of the notes to the condensed consolidated financial statements for additional information related to our debt.
As of September 30, 2016 we had net debt to total market capitalization of 37.5% as compared to 45.1%, at September 30, 2015. At September 30, 2016 and September 30, 2015 we had $339.9 million and $221.5 million, respectively, available to draw under our unsecured revolving line of credit.
Equity

In June 2016, we terminated our previous controlled equity offering arrangement and commenced a new distribution agreement that registered up to 8.0 million common shares for issuance from time to time, in our sole discretion. For the nine months ended September 30, 2016, we did not issue any common shares through either arrangement. The shares issuable in the new distribution agreement are registered with the Securities and Exchange Commission (“SEC”) on our registration statement on Form S-3 (No. 333-211925).

Land Available for Development or Sale

At September 30, 2016, we had two projects in pre-development and two projects where Phase I of the development was completed. The remaining future phases at those projects are in pre-development. We estimate that if we proceed with the development of the projects, up to approximately 750,000 square feet of GLA could be developed, excluding various outparcels of land. It is our policy to start vertical construction on new development projects only after the project has received entitlements, significant anchor commitments and construction financing, if appropriate.

Our development and construction activities are subject to risks such as our inability to obtain the necessary governmental approvals for a project, our determination that the expected return on a project is not sufficient to warrant continuation of the planned development, or our change in plan or scope for the development.  If any of these events occur, we may record an impairment provision.

Accounting Policies and Estimates

Our 2015 Annual Report on Form 10-K contains a description of our critical accounting policies, including policies for the initial adoption of accounting policies, revenue recognition and accounts receivable, real estate investment, off balance sheet arrangements, fair value measurements and deferred charges.  For the nine months ended September 30, 2016, there were no material changes to these policies.

Comparison of three months ended September 30, 2016 to 2015

The following summarizes certain line items from our unaudited condensed consolidated statements of operations that we believe are important in understanding our operations and/or those items that have significantly changed in the three months ended September 30, 2016 as compared to the same period in 2015:

	Three Months Ended September 30,
	2016	2015	Dollar Change	Percent Change
	(In thousands)
Total revenue	$64,079	$64,060	$19	—%
Real estate taxes	10,269	9,670	599	6.2%
Recoverable and non-recoverable operating expenses	7,078	8,335	(1,257)	(15.1)%
Depreciation and amortization	23,245	22,914	331	1.4%
General and administrative expense	5,787	4,020	1,767	44.0%
Provision for impairment	977	—	977	NM
Gain on sale of real estate	9,359	4,536	4,823	106.3%
Earnings from unconsolidated joint ventures	119	13,977	(13,858)	(99.1)%
Interest expense and amortization of deferred financing fees	11,140	10,480	660	6.3%
Other gain on unconsolidated joint ventures	—	7,892	(7,892)	NM
(Loss) gain on extinguishment of debt	(847)	27	(874)	NM
Preferred share dividends and conversion costs	1,675	1,675	—	—%

NM = Not meaningful.
Real estate tax expense for the three months ended September 30, 2016 increased $0.6 million, or 6.2% from 2015, primarily due to incremental tax increases within existing properties and acquisitions completed in the third quarter of 2015, partially offset by dispositions.
Recoverable and non-recoverable operating expenses for the three months ended September 30, 2016 decreased $1.3 million, or 15.1% from 2015, primarily due to dispositions, certain operating costs direct billed to tenants by the service provider which were previously part of the Company’s recovery cost, and lower bad debt expense.

Depreciation and amortization expense for the three months ended September 30, 2016 increased $0.3 million, or 1.4%, from 2015.  The increase was primarily related to our acquisitions completed during the second half of 2015 as well as new development completion and other capital improvements partially offset by the effects of dispositions.

General and administrative expense for the three months ended September 30, 2016 increased $1.8 million or 44.0% from 2015.  The increase was primarily due to an increase in costs associated with our long-term incentive plans and severance expense related to corporate personnel.

In the third quarter of 2016, we recorded an impairment provision totaling $1.0 million related to land available for development or sale. The adjustment was triggered by an unforeseen increase in development costs and changes in the associated sales price assumptions.

Gain on sale of real estate was $9.4 million for the three months ended September 30, 2016 compared to $4.5 million during the same period in 2015. Refer to Note 3 Property Acquisitions and Dispositions of the notes to the condensed consolidated financial statements for further information related to our 2016 dispositions.

Earnings from unconsolidated joint ventures for the three months ended September 30, 2016 decreased $13.9 million or 99.1%, primarily attributable to the sale of joint venture properties in the third quarter of 2015. As of September 30, 2016, two properties remained in our unconsolidated joint ventures.

Interest expense for the three months ended September 30, 2016 increased $0.7 million or 6.3% from 2015 primarily due to higher indebtedness on our senior unsecured notes, offset in part by a net reduction in mortgage debt balances.

In the third quarter of 2016, we conveyed the title to and interest in The Towne Center at Aquia to the mortgage lender for the property resulting in a loss on the extinguishment of debt of $0.8 million.
Comparison of nine months ended September 30, 2016 to September 30, 2015

The following summarizes certain line items from our unaudited condensed consolidated statements of operations that we believe are important in understanding our operations and/or have significantly changed in the nine months ended September 30, 2016 as compared to the same period in 2015:

	Nine Months Ended September 30,
	2016	2015	Dollar Change	Percent Change
	(In thousands)
Total revenue	$196,474	$183,212	$13,262	7.2%
Real estate taxes	31,710	27,791	3,919	14.1%
Recoverable and non-recoverable operating expenses	23,787	24,166	(379)	(1.6)%
Depreciation and amortization	69,806	64,397	5,409	8.4%
General and administrative expense	17,075	14,368	2,707	18.8%
Provision for impairment	977	2,521	(1,544)	(61.2)%
Gain on sale of real estate	35,684	8,005	27,679	345.8%
Earnings from unconsolidated joint ventures	337	16,972	(16,635)	(98.0)%
Interest expense and amortization of deferred financing fees	33,818	31,171	2,647	8.5%
Other gain on unconsolidated joint ventures	215	7,892	(7,677)	(97.3)%
(Loss) gain on extinguishment of debt	(847)	1,414	(2,261)	NM
Preferred share dividends and conversion costs	5,026	5,662	(636)	(11.2)%

NM = Not meaningful.

Total revenue for the nine months ended September 30, 2016, increased $13.3 million, or 7.2%, from 2015.  The increase is primarily due to acquisitions completed during the third quarter 2015 ("2015 Acquisitions"), net of properties sold during 2015 and 2016, as well as completed redevelopment projects.
Real estate tax expense for the nine months ended September 30, 2016 increased $3.9 million, or 14.1% from 2015, primarily due to our 2015 Acquisitions and incremental tax increases within existing properties, partially offset by dispositions.

Recoverable and non-recoverable operating expenses for the nine months ended September 30, 2016 decreased $0.4 million, or 1.6%, from 2015.  The decrease was primarily due to our dispositions and certain operating costs direct billed to tenants by the service provider which were previously part of the Company’s recovery cost, partially offset by the impact of the 2015 acquisitions.

Depreciation and amortization expense for the nine months ended September 30, 2016 increased $5.4 million, or 8.4%, from 2015.  The increase was primarily due to our 2015 Acquisitions, completion of redevelopment projects and other capital improvement expenditures, partially offset by the impact of our dispositions.

General and administrative expense for the nine months ended September 30, 2016 increased $2.7 million or 18.8% from 2015.  The increase was primarily due to an increase in costs associated with our long-term incentive plans and additional compensation expense, including severance, related to corporate personnel subsequent to September 30, 2015.

In the third quarter 2016, we recorded an impairment provision totaling $1.0 million related to developable land. The adjustment was triggered by an unforeseen increase in development costs and changes in the associated sales price assumptions.

Gain on sale of real estate was $35.7 million for the nine months ended September 30, 2016 compared to $8.0 million during the same period in 2015. Refer to Note 3 Property Acquisitions and Dispositions of the notes to the condensed consolidated financial statements for further information related to our 2016 dispositions.

Earnings from unconsolidated joint ventures for the nine months ended September 30, 2016 decreased $16.6 million or 98.0% as a result of our purchase of properties from one of our joint ventures in the third quarter of 2015.

Interest expense for the nine months ended September 30, 2016 increased $2.6 million or 8.5% from 2015 primarily due to higher indebtedness and the composition between senior unsecured notes and mortgage debt.

Other gain on unconsolidated joint ventures decreased $7.7 million primarily due to the reduced level of activity in the unconsolidated joint ventures. In 2015 we acquired of our partner's interest in seven properties. The gain represents the difference between the carrying value and the fair value of our previously held equity investment in the properties. In 2016, only a single property was disposed of by a joint venture.

Preferred share dividends and conversion costs decreased $0.6 million or 11.2% from 2015 due to the conversion of preferred shares in April 2015 and the corresponding conversion costs.

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

At September 30, 2016, we escrowed disposition proceeds of $19.0 million and had $3.6 million in cash and cash equivalents and $25.9 million in restricted cash. Restricted cash was comprised of funds held in escrow to pay real estate taxes, insurance premiums, and certain capital expenditures. Restricted cash also included $19.0 million of disposition proceeds that were used to partially fund an acquisition subsequent to September 30, 2016.

Short-Term Liquidity Requirements

Our short-term liquidity needs are met primarily from rental and recovery income and consist primarily of funds necessary to pay operating expenses associated with our operating properties, interest and scheduled principal payments on our debt, quarterly dividend payments (including distributions to Operating Partnership ("OP") unit holders) and capital expenditures related to tenant improvements and redevelopment activities.  We believe that our retained cash flow from operations along with availability under our revolving credit facility, proceeds generated from dispositions, and the proceeds from the $75.0 million of senior unsecured notes scheduled to close in November 2016 are sufficient to meet these obligations.

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

We continually search for investment opportunities that may require additional capital and/or liquidity. As of September 30, 2016, we had one property acquisition under contract that closed in October 2016, and no proposed dispositions under contract.

Long-Term Liquidity Requirements

Our long-term liquidity needs consist primarily of funds necessary to pay indebtedness at maturity, potential acquisitions of properties, redevelopment of existing properties, the development of land and non-recurring capital expenditures.

As of September 30, 2016, $339.9 million was available to be borrowed under our unsecured revolving credit facility subject to continuing compliance with maintenance covenants that may affect availability.

For the nine months ended September 30, 2016, our cash flows were as follows compared to the same period in 2015:

	Nine Months Ended September 30,
	2016	2015
	(In thousands)
Net cash provided by operating activities	$89,763	$76,560
Net cash provided by (used in) investing activities	39,051	(162,470)
Net cash (used in) provided by financing activities	(131,828)	83,988

Operating Activities

Net cash provided by operating activities increased $13.2 million compared to 2015 primarily due to higher depreciation and amortization, as well as favorable changes in operating assets and liabilities.

Investing Activities

Net cash from investing activities increased $201.5 million compared to 2015 primarily due to lower real estate acquisitions partially offset by higher disposition proceeds.

Financing Activities

Net cash used in financing activities increased $215.8 million compared to 2015 primarily due to the net change in borrowings and repayments under our revolving credit facility, and higher net repayments on mortgages and notes payable.

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

On September 6, 2016, our Board of Trustees declared a quarterly cash dividend distribution of $0.22 per common share paid to common shareholders of record as of September 20, 2016, a $0.02 per common share or 10.0% increase from the same period in 2015.  Future dividends will be declared at the discretion of our Board of Trustees.  On an annual basis, we intend to make distributions to shareholders of at least 90% of our REIT taxable income, excluding net capital gains, in order to maintain our qualification as a REIT.  On an annualized basis, our current dividend is above our estimated minimum required distribution.

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

Additionally, we declared a quarterly cash dividend of $0.90625 per preferred share to preferred shareholders of record as of September 20, 2016, unchanged from the per share dividend declared for the same period in 2015.

	Nine Months Ended September 30,
	2016	2015
	(In thousands)
Net cash provided by operating activities	$89,763	$76,560

Cash distributions to preferred shareholders	$(5,026)	$(5,300)
Cash distributions to common shareholders	(50,176)	(47,259)
Cash distributions to operating partnership unit holders	(1,245)	(1,348)
Total distributions	(56,447)	(53,907)

Surplus	$33,316	$22,653

In June 2016, we terminated our previous controlled equity offering arrangement and commenced a new distribution agreement that registered up to 8.0 million common shares for issuance from time to time, in our sole discretion. For the nine months ended September 30, 2016, we did not issue any common shares through either arrangement. The shares issuable in the new distribution agreement are registered with the Securities and Exchange Commission (“SEC”) on our registration statement on Form S-3 (No. 333-211925).

Debt

At September 30, 2016, we had interest rate swap derivative instruments in effect for an aggregate notional amount of $270.0 million converting a portion of our floating rate corporate debt to fixed rate debt.  After taking into account the impact of converting our variable rate debt to fixed rate debt by use of the interest rate swap agreements, at September 30, 2016, we had $38.1 million of variable rate debt outstanding.

In addition, we had $287.5 million of fixed rate mortgage loans encumbering certain properties, $210.0 million of unsecured term loan facilities and $460.0 million in senior unsecured notes.  For further information on the fixed rate mortgages and other debt, refer to Note 5 Debt of the notes to the condensed consolidated financial statements.

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

As of September 30, 2016, we had three equity investments in unconsolidated joint ventures in which we owned 30% or less of the total ownership interest and accounted for these entities under the equity method. Refer to Note 4 Equity Investments in Unconsolidated Joint Ventures of the notes to the condensed consolidated financial statements for more information.

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

Contractual Obligations

The following are our contractual cash obligations as of September 30, 2016:

	Payments due by period
Contractual Obligations	Total	Less than 1 year (1)	1-3 years	3-5 years	More than 5 years
	(In thousands)
Mortgages and notes payable:
Scheduled amortization	$19,388	$841	$8,748	$5,060	$4,739
Payments due at maturity	976,191	—	175,341	211,717	589,133
Total mortgages and notes payable (2)	995,579	841	184,089	216,777	593,872
Interest expense (3)	279,619	14,698	105,115	57,171	102,635
Employment contracts	1,903	403	1,500	—	—
Capital lease (4)	1,700	100	300	200	1,100
Operating leases	1,852	156	1,696	—	—
Construction commitments	7,911	7,911	—	—	—
Total contractual obligations	$1,288,564	$24,109	$292,700	$274,148	$697,607

(1)	Amounts represent balance of obligation for the remainder of 2016.

(2)	Excludes $5.6 million of unamortized mortgage debt premium and $3.7 million in net deferred financing costs.

(3)	Variable-rate debt interest is calculated using rates at September 30, 2016.

(4)	Includes interest payments associated with the capital lease obligation.

We anticipate that the combination of cash on hand, cash provided from operating activities, the availability under our revolving credit facility ($339.9 million at September 30, 2016 subject to compliance with covenants), our access to the capital markets, and the sale of existing properties will satisfy our expected working capital and capital expenditure requirements through at least the next 12 months.  Although we believe that the combination of factors discussed will provide sufficient liquidity, no assurance can be given.

At September 30, 2016, we did not have any contractual obligations that required or allowed settlement, in whole or in part, with consideration other than cash.

Mortgages and notes payable

See the analysis of our debt included in “Liquidity and Capital Resources”.

Employment Contracts

At September 30, 2016, we had employment contracts with our Chief Executive, Chief Financial and Chief Operating Officer that contain minimum guaranteed compensation.  All other employees are subject to at-will employment.

Operating and Capital Leases

We lease office space for our corporate headquarters under an operating lease that expires in August 2019.

We have a capital lease at our Buttermilk Towne Center with the City of Crescent Springs, Kentucky. The lease provides for fixed annual payments of $0.1 million through maturity in December 2032, at which time we can acquire the center for one dollar.

Construction Costs

In connection with the development and expansion of various shopping centers as of September 30, 2016, we have entered into agreements for construction activities with an aggregate cost of approximately $7.9 million.

Planned Capital Spending

We are focused on our core strengths of enhancing the value of our existing portfolio of shopping centers through successful leasing efforts and the completion of our development and redevelopment projects currently in process.

In addition to the construction agreements of approximately $7.9 million we have entered into as of September 30, 2016, we anticipate spending an additional $4.6 million for the remainder of 2016 for development and redevelopment projects, tenant improvements, and leasing costs.  Estimates for future spending will change as new projects are approved.

Disclosures regarding planned capital spending, including estimates regarding timing of tenant openings, capital expenditures and occupancy are forward-looking statements and certain significant factors discussed elsewhere in this document and our other filings with the SEC, including our Annual Report on Form 10-K could cause the actual results to differ materially.

Capitalization

At September 30, 2016 our total market capitalization was $2.6 billion and is detailed below:

(in thousands)
Net debt (including property-specific mortgages, unsecured revolving credit facility, term loans and capital lease obligation net of $3.6 million in cash)	$993,057
Common shares, OP units, and dilutive securities based on market price of $18.74 at September 30, 2016	1,524,911
Convertible perpetual preferred shares based on market price of $68.66 at September 30, 2016	126,952
Total market capitalization	$2,644,920

Net debt to total market capitalization	37.5%

Outstanding letters of credit issued under our revolving credit facility totaled approximately $0.1 million at September 30, 2016.

At September 30, 2016, the non-controlling interest in the Operating Partnership was approximately 2.3%.  The OP Units outstanding may, under certain circumstances, be exchanged for our common shares of beneficial interest on a one-for-one basis.  We, as sole general partner of the Operating Partnership, have the option, but not the obligation, to settle exchanged OP Units held by others in cash based on the current trading price of our common shares of beneficial interest.  Assuming the exchange of all OP Units, there would have been approximately 81.2 million common shares of beneficial interest outstanding at September 30, 2016, with a market value of approximately $1.5 billion.

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

The following table illustrates the reconciliation of net income available to common shareholders to FFO to Operating FFO:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands, except per share data)
Net income	$13,868	$34,606	$54,031	$51,839
Net income attributable to noncontrolling partner interest	(326)	(940)	(1,282)	(1,416)
Preferred share dividends	(1,675)	(1,675)	(5,026)	(5,162)
Preferred share conversion costs	—	—	—	(500)
Net income available to common shareholders	11,867	31,991	47,723	44,761
Adjustments:
Rental property depreciation and amortization expense	23,201	22,878	69,680	64,285
Pro-rata share of real estate depreciation from unconsolidated joint ventures	74	296	237	1,694
Gain on sale of depreciable real estate	(9,359)	(3,871)	(34,108)	(4,169)
Gain on sale of joint venture depreciable real estate (1)	—	(13,645)	(26)	(15,884)
Other gain on unconsolidated joint ventures (2)	—	(7,892)	(215)	(7,892)
FFO available to common shareholders	25,783	29,757	83,291	82,795
Noncontrolling interest in Operating Partnership (3)	326	940	1,282	1,416
Preferred share dividends (assuming conversion)	1,675	1,675	5,026	5,162
FFO available to common shareholders and dilutive securities	$27,784	$32,372	$89,599	$89,373

(Gain) on sale of land	—	(666)	(1,576)	(3,837)
Provision for impairment on land available for development or sale	977	—	977	2,521
Loss (gain) on extinguishment of debt	847	(27)	847	(1,414)
Acquisition costs	55	267	118	574
Preferred share conversion costs	—	—	—	500
Operating FFO available to common shareholders and dilutive securities	$29,663	$31,946	$89,965	$87,717

Weighted average common shares	79,249	79,162	79,226	78,742
Shares issuable upon conversion of Operating Partnership Units (3)	1,917	2,226	1,951	2,240
Dilutive effect of restricted stock	188	184	178	197
Shares issuable upon conversion of preferred shares (4)	6,592	6,535	6,592	6,719
Weighted average equivalent shares outstanding, diluted	87,946	88,107	87,947	87,898

Diluted earnings per share (5)	$0.15	$0.38	$0.60	$0.57
Per share adjustments for FFO available to common shareholders and dilutive securities	0.17	(0.01)	0.42	0.45
FFO available to common shareholders and dilutive securities per share, diluted	$0.32	$0.37	$1.02	$1.02

Per share adjustments for Operating FFO available to common shareholders and dilutive securities	0.02	(0.01)	—	(0.02)
Operating FFO available to common shareholders and dilutive securities per share, diluted	$0.34	$0.36	$1.02	$1.00

(1)	Amount included in earnings from unconsolidated joint ventures.

(2)	The gain represents the difference between the carrying value and the fair value of our previously held equity investment in the joint properties triggered by disposals of joint venture properties.

(3)	The total non-controlling interest reflects OP units convertible 1:1 into common shares.

(4)
Series D convertible preferred shares are paid annual dividends of $6.7 million and are currently convertible into approximately 6.6 million shares of common stock. They are dilutive only when earnings or FFO exceed approximately $0.26 per diluted share per quarter, which was the case for FFO for the three and nine months ended September 30, 2016 and 2015. The conversion ratio is subject to adjustment based upon a number of factors, and such adjustment could affect the dilutive impact of the Series D convertible preferred shares on earnings per share and FFO in future periods.

(5)
The denominator to calculate diluted earnings per share excludes shares issuable upon conversion of OP units for all periods reported and preferred shares for the three and ninth months ended September 30, 2016 and for the nine months ended September 30, 2015.

Same Property Operating Income

Same Property Operating Income ("Same Property NOI") is a supplemental non-GAAP financial measure of real estate companies' operating performance. Same Property NOI is considered by management to be a relevant performance measure of our operations because it includes only the NOI of comparable properties for the reporting period. Same Property NOI excludes acquisitions, dispositions, and redevelopment properties. A property is designated as redevelopment when projected costs exceed $1.0 million, and the construction impacts approximately 20% or more of the income producing property's gross leasable area ("GLA") or the location and nature of the construction significantly impacts or disrupts the daily operations of the property. Redevelopment may also include a portion of certain properties designated as same property for which we are adding additional GLA or retenanting space. Same Property NOI is calculated using consolidated operating income and adjusted to exclude management and other fee income, depreciation and amortization, general and administrative expense, provision for impairment and non-comparable income/expense adjustments such as straight-line rents, lease termination fees, above/below market rents, and other non-comparable operating income and expense adjustments.

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

The following is a summary of our wholly owned properties for the periods noted with consistent classification in the prior period for presentation of Same Property NOI:

	Three Months Ended September 30,		Nine Months Ended September 30,
Property Designation	2016	2015	2016	2015
Same-property	54	54	52	52
Acquisitions (1)	7	7	7	7
Redevelopment (2)	3	3	5	5
Total wholly owned properties	64	64	64	64

(1) Includes the following seven properties not owned in both comparable periods: Crofton Centre, Market Plaza, Olentangy Plaza, Peachtree Hill, Rolling Meadows, Shops on Lane Avenue and Millennium Park.

(2) Includes the following properties for the three months ended September 30, 2016 and 2015: Hunter's Square, West Oaks and Deerfield Towne Center. Includes the following properties for the nine months ended September 30, 2016 and 2015: Hunter's Square, West Oaks, Deerfield Towne Center, Merchant's Square and Promenade at Pleasant Hill. The entire property indicated for each period is completely excluded from same property NOI.

The following is a reconciliation of our Operating Income to Same Property NOI:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)

Operating income	$16,668	$18,854	$53,001	$49,395

Adjustments:
Management and other fee income	(73)	(312)	(429)	(1,422)
Depreciation and amortization	23,245	22,914	69,806	64,397
Acquisition costs	55	267	118	574
General and administrative expenses	5,787	4,020	17,075	14,368
Provision for impairment	977	—	977	2,521
Properties excluded from pool - Acquisitions	(4,352)	(2,575)	(13,341)	(2,618)
Properties excluded from pool - Redevelopment	(4,279)	(3,536)	(14,588)	(13,313)
Properties excluded from pool - Dispositions	(1,111)	(3,134)	(5,803)	(9,042)
Non-comparable income/expense adjustments (1)	(774)	(641)	(1,885)	(1,976)
Same Property NOI without redevelopments	$36,143	$35,857	$104,931	$102,884

Period-end Occupancy percent	93.6%	93.6%	93.6%	93.6%
(1) Includes adjustments for items that affect the comparability of the same property NOI results. Such adjustments include: straight-line rents, lease termination fees, above/below market rents and prior-period recovery income adjustments.

The following table summarizing GLA and NOI at properties for which we are adding additional GLA or retenanting space. The property is included in same property NOI, however a portion of GLA and NOI is excluded.

		Portion of GLA & NOI Impacted by Redevelopment
		Three Months Ended September 30,				Nine Months Ended September 30,
	Stable	2016		2015		2016		2015
Property	GLA	GLA	NOI	GLA	NOI	GLA	NOI	GLA	NOI
Harvest Junction North	155	28	$(185)	28	$(81)	28	$(519)	28	$(124)
Parkway Shops	89	55	(103)	55	(19)	55	(309)	55	(18)
The Shoppes of Lakeland	184	—	—	—	—	5	—	5	(42)
Town & Country Crossing	115	31	(8)	31	(30)	31	(8)	31	(30)
Mission Bay	207	52	—	52	(90)	52	(174)	52	(443)
Total adjustments		166	$(296)	166	$(220)	171	$(1,010)	171	$(657)

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We have exposure to interest rate risk on our variable rate debt obligations.  Based on market conditions, we may manage our exposure to interest rate risk by entering into interest rate swap agreements to hedge our variable rate debt.  We are not subject to any foreign currency exchange rate risk or commodity price risk, or other material rate or price risks.  Based on our debt and interest rates and interest rate swap agreements in effect at September 30, 2016, a 100 basis point change in interest rates would impact our future earnings and cash flows by approximately $0.4 million annually.  We believe that a 100 basis point increase in interest rates would decrease the fair value of our total outstanding debt by approximately $0.1 million at September 30, 2016.

We had derivative instruments outstanding with an aggregate notional amount of $270.0 million as of September 30, 2016.  The agreements provided for swapping one-month LIBOR to fixed interest rates ranging from 1.46% to 2.15% and had expirations ranging from 2018 to 2023.  The following table sets forth information as of September 30, 2016 concerning our long-term debt obligations, including principal cash flows by scheduled amortization payment and scheduled maturity, weighted average interest rates of maturing amounts and fair market value:

	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
(In thousands)
Fixed-rate debt	$841	$129,096	$39,132	$5,861	$102,269	$680,255	$957,454	$982,255
Average interest rate	5.63%	5.49%	4.62%	6.76%	3.86%	4.18%	4.37%	3.85%
Variable-rate debt	$—	$—	$10,000	$—	$—	$28,125	$38,125	$38,125
Average interest rate	—	—	1.88%	—	—	4.06%	3.49%	3.49%

We estimated the fair value of our fixed rate mortgages using a discounted cash flow analysis, based on borrowing rates for similar types of borrowing arrangements with the same remaining maturity.  Considerable judgment is required to develop estimated fair values of financial instruments.  The table incorporates only those exposures that exist at September 30, 2016 and does not consider those exposures or positions which could arise after that date or firm commitments as of such date.  Therefore, the information presented therein has limited predictive value.  Our actual interest rate fluctuations will depend on the exposures that arise during the period and on market interest rates at that time.

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

We carried out an assessment as of September 30, 2016 of the effectiveness of the design and operation of our disclosure controls and procedures.  This assessment was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.  Based on such evaluation, our management, including our Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2016.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

RAMCO-GERSHENSON PROPERTIES TRUST

Date: November 3, 2016	By: DENNIS GERSHENSON Dennis Gershenson President and Chief Executive Officer (Principal Executive Officer)

Date: November 3, 2016	By: GEOFFREY BEDROSIAN Geoffrey Bedrosian Chief Financial Officer (Principal Financial Officer)