Form 10-K
period 2016-12-31
RAMCO GERSHENSON PROPERTIES TRUST
filed 2017-02-24
CIK 842183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
(Do not check if small reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [   ]    No [X]

The aggregate market value of the common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2016) was $1,525,818,861. As of February 16, 2017 there were outstanding 79,280,029 shares of Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual meeting of shareholders to be held May 16, 2017 are in incorporated by reference into Part III.

Forward-Looking Statements

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements represent our expectations, plans or beliefs concerning future events and may be identified by terminology such as “may,” “will,” “should,” “believe,” “expect,” “estimate,” “anticipate,” “continue,” “predict”, or similar terms.  Although the forward-looking statements made in this document are based on our good-faith beliefs, reasonable assumptions and our best judgment based upon current information, certain factors could cause actual results to differ materially from those in the forward-looking statements, including: our success or failure in implementing our business strategy; economic conditions generally and in the commercial real estate and finance markets specifically; the cost and availability of capital, which depends in part on our asset quality and our relationships with lenders and other capital providers; our business prospects and outlook; changes in governmental regulations, tax rates and similar matters; our continuing to qualify as a real estate investment trust (“REIT”); and other factors discussed elsewhere in this document and our other filings with the Securities and Exchange Commission (the “SEC”).  Given these uncertainties, you should not place undue reliance on any forward-looking statements.  Except as required by law, we assume no obligation to update these forward-looking statements, even if new information becomes available in the future.
PART I

Item 1. Business

The terms “Company,” “we,” “our”, or “us” refer to Ramco-Gershenson Properties Trust, Ramco-Gershenson Properties, L.P., and/or its subsidiaries, as the context may require.

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

As of December 31, 2016, our property portfolio consisted of 65 wholly-owned shopping centers comprising approximately 14.5 million square feet.  We also have ownership interests of 7%, 20% and 30%, in three joint ventures. Our joint ventures are reported using the equity method of accounting.  We earn fees from these joint ventures for managing, leasing and redeveloping the shopping centers they own.  In addition, we own various parcels of land available for development or for sale, the majority of which are adjacent to certain of our existing developed properties.

We conduct substantially all of our business through our operating partnership, Ramco-Gershenson Properties, L.P. (the “Operating Partnership” or “OP”), a Delaware limited partnership.  The Operating Partnership, either directly or indirectly through partnerships or limited liability companies, holds fee title to all owned properties.  As general partner of the Operating Partnership, we have the exclusive power to manage and conduct the business of the Operating Partnership.  As of December 31, 2016, we owned approximately 97.6% of the interests in the Operating Partnership.  The limited partners are reflected as noncontrolling interests in our financial statements and are generally individuals or entities that contributed interests in certain assets or entities to the Operating Partnership in exchange for units of limited partnership interest (“OP Units”).  The holders of OP units are entitled to exchange them for our common shares on a 1:1 basis or for cash.  The form of payment is at our election.
We operate in a manner intended to qualify as a REIT pursuant to the provisions of the Internal Revenue Code of 1986, as amended (the “Code”).  Certain of our operations, including property and asset management, as well as ownership of certain land parcels, are conducted through taxable REIT subsidiaries (“TRSs”), which are subject to federal and state income taxes.

Business Objectives, Strategies and Significant Transactions

Our business objective is to own and manage high quality shopping centers that generate cash flow for distribution to our shareholders and that have the potential for capital appreciation.  To achieve this objective, we seek to acquire, develop or redevelop shopping centers that meet our investment criteria.  We also seek to recycle capital through the sale of land or shopping centers that we deem to be fully valued or that no longer meet our investment criteria.  We use debt to finance our activities and focus on managing the amount, structure and terms of our debt to limit the risks inherent in debt financing.  From time to time, we enter into joint venture arrangements where we believe we can benefit by owning a partial interest in shopping centers and by earning fees for managing the centers for our partners.

We invest primarily in large, multi-anchored shopping centers that include national chain store tenants and market dominant supermarket tenants.  National chain anchor tenants in our centers include, among others, TJ Maxx/Marshalls, Bed Bath and Beyond, Dick's Sporting Goods, and Home Depot.  Supermarket anchor tenants in our centers include, among others, Publix Super Market, Whole Foods, Kroger and Sprouts.  Our shopping centers are primarily located in metropolitan markets such as Metro Detroit, Southeast Florida, Greater Denver, Cincinnati, St. Louis, Jacksonville, Tampa/Lakeland, Milwaukee, Chicago and Atlanta.

We also own land which is available for development or sale.  At December 31, 2016, the three largest development sites, Hartland Towne Square, Lakeland Park Center and Parkway Shops, had phase one completed. We closed on the sale of 3.18 acres at Lakeland Park Center in the fourth quarter of 2016 for the development of a health club. At Hartland Towne Square, we are under contract to sell 7.5 acres for the development of a theater with certain due diligence contingencies unresolved at year-end. The remaining future phases at these projects are in pre-development. We estimate that if we proceed with the development of the projects, up to approximately 510,000 square feet of gross leasable area ("GLA") could be developed, excluding various out parcels of land. It is our policy to start vertical construction on new development projects only after the project has received entitlements, significant anchor commitments and construction financing, if appropriate.

Our development and construction activities are subject to risks and uncertainties such as our inability to obtain the necessary governmental approvals for a project, our determination that the expected return on a project is not sufficient to warrant continuation of the planned development or our change in plan or scope for the development.  If any of these events occur, we may record an impairment provision.

Operating Strategies and Significant Transactions

Our operating objective is to maximize the risk-adjusted return on invested capital at our shopping centers.  We seek to do so by increasing the property operating income of our centers, controlling our capital expenditures, monitoring our tenants’ credit risk and taking actions to mitigate our exposure to that tenant credit risk.
During 2016, our consolidated properties reported the following leasing activity:

	Leasing Transactions	Square Footage	Base Rent/SF (1)	Prior Rent/SF	Tenant Improvements/SF	Leasing Commissions/SF
Renewals	224	1,506,439	$15.15	$14.26	$0.16	$0.02
New Leases - Comparable	28	145,571	17.65	12.47	49.05	4.06
New Leases - Non-Comparable (2)	74	372,516	17.07	N/A	48.92	3.98
Total	326	2,024,526	$15.67	N/A	$12.65	$1.04

(1) Base rent/sf (square foot) represents contractual minimum rent under the new lease for the first 12 months of the term.
(2) Non-comparable lease transactions include leases for space vacant for greater than 12 months, leases for space which has been combined from smaller spaces or demised from larger spaces and leases structured differently from the prior lease. As a result, there is no comparable prior rent per square foot to compare to the base rent per square foot of the new lease.

Investing Strategies and Significant Transactions
Our investing objective is to generate an attractive risk-adjusted return on capital invested in acquisitions and developments.  In addition, we seek to sell land or shopping centers that we deem to be fully valued or that no longer meet our investment criteria.  We underwrite acquisitions based upon current cash flow, projections of future cash flow and scenario analyses that take into account the risks and opportunities of ownership.  We underwrite development of new shopping centers on the same basis, but also take into account the unique risks of entitling land, constructing buildings and leasing newly built space.
In October 2016, we acquired Centennial Shops, a high-quality, multi-anchor 85,000 square foot upscale shopping center in the affluent Minneapolis suburb of Edina, Minnesota, for $32.0 million. In addition, we sold six shopping centers and several land outparcels for gross proceeds of $113.7 million. Refer to Note 4 for additional information related to acquisitions and dispositions.
At December 31, 2016, we had ten redevelopment, expansion or re-anchoring projects in process with an anticipated cost of $69.6 million, of which $40.8 million remained to be invested. Completion dates are anticipated during 2017 and early 2018.
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

Specifically, we completed the following financing transactions:

Debt

During 2016, we issued $75.0 million in senior unsecured notes and repaid $146.5 million in mortgage notes. Refer to Note 8 for additional information related to our debt.

Equity

In June 2016, we terminated our previous controlled equity offering arrangement and commenced a new distribution agreement that registered up to 8.0 million common shares for issuance from time to time, in our sole discretion. For the year ended December 31, 2016, we did not issue any common shares through either arrangement. The shares issuable in the new distribution agreement are registered with the Securities and Exchange Commission ("SEC") on our registration statement on Form S-3 (No. 333-211925).
As of December 31, 2016 we had net debt to total market capitalization of 41.0% as compared to 42.3%, at December 31, 2015.  At December 31, 2016 and 2015 we had $263.5 million and $286.5 million, respectively, available to draw under our unsecured revolving line of credit.

Competition

See page 6 of Item 1A. “Risk Factors” for a description of competitive conditions in our business.

Environmental Matters

See page 12 of Item 1A. "Risk Factors" for a description of environmental risks for our business.

Employment

As of December 31, 2016, we had 117 full-time employees. None of our employees is represented by a collective bargaining unit. We believe that our relations with our employees are good.

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

Our performance depends on the economic conditions in the markets in which we operate.  In 2016, our wholly-owned properties located in Michigan and Florida accounted for approximately 28%, and 21%, respectively, of our annualized base rent. In 2015 Michigan and Florida accounted for approximately 29% and 21%, respectively. To the extent that market conditions in these or other states in which we operate deteriorate, the performance or value of our properties may be adversely affected.

Changes in the supply and demand for the type of space we lease to our tenants could affect the income, cash flow and value of our properties.

Our shopping centers generally compete for tenants with similar properties located in the same neighborhood, community or region.  Although we believe we own high quality centers, competing centers may be newer, better located or have a better tenant mix.  In addition, new centers or retail stores may be developed, increasing the supply of retail space competing with our centers or taking retail sales from our tenants.  Our tenants also compete with alternate forms of retailing, including on-line shopping, home shopping networks and mail order catalogs.  Alternate forms of retailing may reduce the demand for space in our shopping centers.

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

As of December 31, 2016, we received 40.7% of our combined annualized base rents from our top 25 tenants, including our top four tenants:  TJ Maxx/Marshalls (4.0%), Bed Bath & Beyond (2.8%), Dicks Sporting Goods (2.6%) and LA Fitness (2.4%). No other tenant represented more than 2.0% of our total annualized base rent.  The credit risk posed by our major tenants varies.

If any of our major tenants experiences financial difficulties or files for bankruptcy protection, our operating results could be adversely affected.  Bankruptcy filings by our tenants or lease guarantors generally delay our efforts to collect pre-bankruptcy receivables and could ultimately preclude full collection of these sums.  If a tenant rejects a lease, we would have only a general unsecured claim for damages, which may be collectible only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims.  In 2016, two key tenants, The Sports Authority and Golfsmith, filed for bankruptcy protection.

Our properties generally rely on anchor tenants to attract customers.  The loss of anchor tenants may adversely impact the performance of our properties.

If any of our anchor tenants becomes insolvent, suffers a downturn in business, abandons occupancy or decides not to renew its lease, such event would adversely impact the performance of the affected center.  An abandonment or lease termination by an anchor tenant may give other tenants in the same shopping center the right to terminate their leases or pay less rent pursuant to the terms of their leases.  Our leases with anchor tenants may, in certain circumstances, permit them to transfer their leases to other retailers.  The transfer to a new anchor tenant could result in lower customer traffic to the center, which would affect our other tenants.  In addition, a transfer of a lease to a new anchor tenant could give other tenants the right to make reduced rental payments or to terminate their leases.

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

Our operating expenses include, among other items, property taxes, insurance, utilities, repairs and the maintenance of the common areas of our shopping centers.  We may experience increases in our operating expenses, some or all of which may be out of our control.  Most of our leases require that tenants pay for a share of property taxes, insurance and common area maintenance costs.  However, if any property is not fully occupied or if recovery income from tenants is not sufficient to cover operating expenses, then we could be required to expend our own funds for operating expenses.  In addition, we may be unable to renew leases or negotiate new leases with terms requiring our tenants to pay all the property tax, insurance and common area maintenance costs that tenants currently pay, which would adversely affect our operating results.

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

No assurance can be given that we will be able to recover the current carrying amount of all of our properties and those of our unconsolidated joint ventures.  There can be no assurance that we will not take charges in the future related to the impairment of our assets. Any future impairment could have a material adverse effect on our results of operations in the period in which the charge is taken.  We recorded an impairment provision of $1.0 million in 2016 related to our real estate properties.  Refer to Note 1 Organization and Summary of Significant Accounting Policies - Accounting for the Impairment of Long-Lived Assets of the notes to the consolidated financial statements for a further information related to impairment provisions.

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

As of December 31, 2016, we had interests in unconsolidated joint ventures that collectively own two shopping centers.  Although we manage the properties owned by these joint ventures, we do not control the decisions for the joint ventures.  Accordingly, we may not be able to resolve in our favor any issues which arise or we may have to provide financial or other inducements to our joint venture partners to obtain such favorable resolution.

Our equity investment in each of our unconsolidated joint ventures is subject to impairment testing in the event of certain triggering events, such as a change in market conditions or events at properties held by those joint ventures.  If the fair value of our equity investment is less than our net book value on an other than temporary basis, an impairment charge is required to be recognized under generally accepted accounting principles.  Refer to Note 6 of the notes to the consolidated financial statements for further information related to our equity investments.

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

Our redevelopment activities generally call for a capital commitment and project scope greater than that required to lease vacant space.  To the extent a significant amount of construction is required, we are susceptible to risks such as permitting, cost overruns and timing delays as a result of the lack of availability of materials and labor, the failure of tenants to commit or fulfill their commitments, weather conditions and other factors outside of our control.  Any substantial unanticipated delays or expenses would adversely affect the investment returns from these redevelopment projects and adversely impact our operating results.

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

Our ability to promptly sell one or more properties in our portfolio in response to changing economic, financial and investment conditions is limited because real estate investments are relatively illiquid.  The real estate market is affected by many factors, such as general economic conditions, supply and demand, availability of financing, interest rates and other factors that are beyond our control.  We cannot be certain that we will be able to sell any property for the price and other terms we seek, or that any price or other terms offered by a prospective purchaser would be acceptable to us.  We also cannot estimate with certainty the length of time needed to find a willing purchaser and to complete the sale of a property.  We may be required to expend funds to correct defects or to make improvements before a property can be sold.  Factors that impede our ability to dispose of properties could adversely affect our financial condition and operating results.

We are seeking to develop new properties, an activity that has inherent risks including cost overruns related to entitling land, improving the site, constructing buildings, and leasing new space.

We are seeking to develop and construct retail properties at several land parcels we own.  Our development and construction activities are subject to the following risks:

•
The pre-construction phase for a development project typically extends over several years, and the time to obtain anchor commitments, zoning and regulatory approvals and financing can vary significantly from project to project;

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

As of December 31, 2016, we had nine interest rate swap agreements in effect for an aggregate notional amount of $210.0 million converting our floating rate corporate debt to fixed rate debt. In addition we have entered into one forward starting interest rate swap agreements for an aggregate notional amount of $60.0 million. After accounting for these interest rate swap agreements, we had $114.1 million of variable rate debt outstanding, net of deferred financing costs.  Increases in interest rates on our existing indebtedness would increase our interest expense, which would adversely affect our cash flow and our ability to distribute cash to our shareholders.  For example, if market rates of interest on our variable rate debt outstanding as of December 31, 2016 increased by 1.0%, the increase in interest expense on our existing variable rate debt would decrease future earnings and cash flows by approximately $1.1 million annually.  Interest rate increases could also constrain our ability to refinance maturing debt because lenders may reduce their advance rates in order to maintain debt service coverage ratios.

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

We are not structured in a manner to generate and retain sufficient cash flow from operations to repay our debt at maturity.  Instead, we expect to refinance our debt by raising equity, debt or other capital prior to the time that it matures.  As of December 31, 2016, we had $1.0 billion of outstanding indebtedness, net of deferred financing costs, including $1.1 million of capital lease obligations.

The availability and price of capital can vary significantly.  If we seek to refinance maturing debt when capital market conditions are restrictive, we may find capital scarce, costly or unavailable.  Refinancing debt at a higher cost would affect our operating results and cash available for distribution.  The failure to refinance our debt at maturity would result in default and the exercise by our lenders of the remedies available to them, including foreclosure and, in the case of recourse debt, liability for unpaid amounts.

Our mortgage debt exposes us to the risk of loss of property, which could adversely affect our financial condition.

As of December 31, 2016, we had $160.7 million of mortgage debt, net of unamortized deferred financing costs, encumbering our properties.  A default on any of our mortgage debt may result in foreclosure actions by lenders and ultimately our loss of the mortgaged property.  We have entered into mortgage loans which are secured by multiple properties and contain cross-collateralization and cross-default provisions.  Cross-collateralization provisions allow a lender to foreclose on multiple properties in the event that we default under the loan.  Cross-default provisions allow a lender to foreclose on the related property in the event a default is declared under another loan.  For federal income tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage.  If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure but would not receive any cash proceeds.

Financial covenants may restrict our operating, investing or financing activities, which may adversely impact our financial condition and operating results.

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

Our outstanding line of credit contains customary restrictions, requirements and other limitations on our ability to incur indebtedness, including limitations on the maximum ratio of total liabilities to assets, the minimum fixed charge coverage and the minimum tangible net worth.  Our ability to borrow under our line of credit is subject to compliance with these financial and other covenants.  We rely on our ability to borrow under our line of credit to finance acquisition, development and redevelopment activities and for working capital.  If we are unable to borrow under our line of credit, our financial condition and results of operations would be adversely impacted.

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

There were 327,543 shares of unvested restricted common shares and options to purchase 57,140 common shares outstanding at December 31, 2016.

Corporate Risks

The price of our common shares may fluctuate significantly.

The market price of our common shares fluctuates based upon numerous factors, many of which are outside of our control.  A decline in our share price, whether related to our operating results or not, may constrain our ability to raise equity in pursuit of our business objectives.  In addition, a decline in price may affect the perceptions of lenders, tenants or others with whom we transact.  Such parties may withdraw from doing business with us as a result.  An inability to raise capital at a suitable cost or at any cost, or to do business with certain tenants or other parties, would affect our operations and financial condition.

Our failure to qualify as a REIT would result in higher taxes and reduced cash available for distribution to our shareholders.

We intend to operate in a manner so as to qualify as a REIT for federal income tax purposes.  Our continued qualification as a REIT will depend on our satisfaction of certain asset, income, investment, organizational, distribution, shareholder ownership and other requirements on a continuing basis.  Our ability to satisfy the asset requirements depends upon our analysis of the fair market values of our assets, some of which are not susceptible to a precise determination and for which we will not obtain independent appraisals.  In addition, our compliance with the REIT income and asset requirements depends upon our ability to manage successfully the composition of our income and assets on an ongoing basis.  Moreover, the proper classification of an instrument as debt or equity for federal income tax purposes may be uncertain in some circumstances, which could affect the application of the REIT qualification requirements.  Accordingly, there can be no assurance that the Internal Revenue Service (“IRS”) will not contend that our interests in subsidiaries or other issuers constitute a violation of the REIT requirements.  Moreover, future economic, market, legal, tax or other considerations may cause us to fail to qualify as a REIT.

If we were to fail to qualify as a REIT in any taxable year, we would be subject to federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates and distributions to shareholders would not be deductible by us in computing our taxable income.  Any such corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our shareholders, which in turn could have an adverse impact on the value of and trading prices for, our common shares.  Unless entitled to relief under certain Code provisions, we also would be disqualified from taxation as a REIT for the four taxable years following the year during which we ceased to qualify as a REIT.

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

The ownership limit may discourage a change in control, may discourage tender offers for our common shares and may limit the opportunities for our shareholders to receive a premium for their shares.  Upon due consideration, our Board previously has granted limited exceptions to this restriction for certain shareholders who requested an increase in their ownership limit.  However, the Board has no obligation to grant such limited exceptions in the future.
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

The Financial Accounting Standards Board, in conjunction with the SEC, has several projects on its agenda, as well as recently issued updates that could impact how we currently account for material transactions, including lease accounting and revenue. At this time, we are unable to predict with certainty which, if any, proposals may be passed or what level of impact the lease accounting and revenue standards may have on the presentation of our consolidated financial statements, results of operations and financial ratios required by our debt covenants.
Item 1B.  Unresolved Staff Comments.
None.

Item 2.  Properties

As of December 31, 2016, we owned and managed a portfolio of 67 shopping centers with approximately 15.0 million square feet ("SF") of GLA.  Our wholly-owned properties consist of 65 shopping centers comprising approximately 14.5 million SF.

Property Name	Location City	State	Ownership %	Year Built / Acquired / Redeveloped	Total GLA	% Leased	Average base rent per leased SF (1)	Anchor Tenants (2)
Colorado [3]
Front Range Village	Fort Collins	CO	100%	2008/2014/NA	459,307	83.3%	$20.81	Charming Charlie, Cost Plus World Markets, DSW, Microsoft Corporation, Party City, Sprouts Farmers Market, Staples, Toys "R" Us, Ulta Beauty, (Fort Collins Library), (Lowes), (Target)
Harvest Junction North	Longmont	CO	100%	2006/2012/NA	188,758	100.0%	16.91	Best Buy, Dick's Sporting Goods, Dollar Tree, DSW Shoe Warehouse, Staples
Harvest Junction South	Longmont	CO	100%	2006/2012/NA	177,030	98.1%	15.44	Bed Bath & Beyond, Marshalls, Michaels, Petco, Ross Dress for Less, (Lowe's)
Florida [15]
Coral Creek Shops	Coconut Creek	FL	100%	1992/2002/NA	109,312	96.0%	17.88	Publix
Cypress Point	Clearwater	FL	100%	1983/2007/NA	167,280	95.3%	12.56	Burlington Coat Factory, The Fresh Market
Lakeland Park Center	Lakeland	FL	100%	2014/NA/NA	210,422	99.5%	13.46	Dick's Sporting Goods, Floor & Décor, Ross Dress for Less
Marketplace of Delray	Delray Beach	FL	100%	1981/2005/2010	241,715	94.5%	15.17	Office Depot, Ross Dress for Less, Winn-Dixie
Mission Bay Plaza	Boca Raton	FL	100%	1989/2004/NA	259,306	87.6%	25.81	Dick's Sporting Goods, The Fresh Market, LA Fitness, OfficeMax
Parkway Shops	Jacksonville	FL	100%	2013/2011/NA	144,114	100.0%	11.20	Dick's Sporting Goods, Hobby Lobby, Marshalls
River City Marketplace	Jacksonville	FL	100%	2005/2005/NA	557,087	99.7%	17.71	Ashley Furniture HomeStore, Bed Bath & Beyond, Best Buy, Gander Mountain, Hollywood Theaters, Michaels, PetSmart, Ross Dress for Less, (Lowe's), (Wal-Mart Supercenter)
Rivertowne Square	Deerfield Beach	FL	100%	1980/1998/2010	146,666	90.5%	10.43	Bealls, Winn-Dixie
Shoppes of Lakeland	Lakeland	FL	100%	1985/1996/NA	183,702	100.0%	12.78	Ashley Furniture HomeStore, Michaels, Staples, T.J. Maxx, (Target)
The Crossroads	Royal Palm Beach	FL	100%	1988/2002/NA	121,509	90.9%	16.60	Publix
Treasure Coast Commons	Jensen Beach	FL	100%	1996/2004/NA	91,656	100.0%	7.71	Barnes & Noble, Dick's Sporting Goods, OfficeMax
Village Lakes Shopping Center	Land O' Lakes	FL	100%	1987/1997/NA	166,485	96.8%	8.49	Bealls Outlet, Marshalls, Ross Dress for Less
Village Plaza	Lakeland	FL	100%	1989/2004/NA	158,956	99.1%	12.04	Big Lots, Hobby Lobby

Property Name	Location City	State	Ownership %	Year Built /Acquired / Redeveloped	Total GLA	% Leased	Average base rent per leased SF (1)	Anchor Tenants (2)
Vista Plaza	Jensen Beach	FL	100%	1998/2004/NA	109,761	100.0%	$14.02	Bed Bath & Beyond, Michaels, Total Wine & More
West Broward Shopping Center	Plantation	FL	100%	1965/2005/NA	152,973	99.1%	11.58	Badcock, DD's Discounts
Georgia [3]
Holcomb Center	Alpharetta	GA	100%	1997/2004/NA	106,003	72.3%	12.77	Studio Movie Grill
Peachtree Hill	Duluth	GA	100%	1986/2007/NA	154,700	96.1%	13.39	Kroger, LA Fitness
Promenade at Pleasant Hill	Duluth	GA	100%	1993/2004/NA	261,808	95.5%	9.81	K1 Speed, LA Fitness, Publix
Illinois [5]
Deer Grove Centre	Palatine	IL	100%	1997/2013/2013	237,644	87.0%	10.13	Aldi(4), Hobby Lobby, Ross Dress for Less, T.J. Maxx, (Target)
Liberty Square	Wauconda	IL	100%	1987/2010/2008	107,427	82.4%	13.44	Jewel-Osco
Market Plaza	Glen Ellyn	IL	100%	1965/2007/2009	166,634	95.5%	15.69	Jewel-Osco, Ross Dress for Less
Mount Prospect Plaza	Mount Prospect	IL	100%	1962/2013/2013	300,682	92.8%	12.21	Aldi, LA Fitness, Marshalls, Ross Dress for Less, Walgreens
Rolling Meadows Shopping Center	Rolling Meadows	IL	100%	1956/2008/1995	134,012	91.9%	11.58	Jewel-Osco, Northwest Community Hospital
Indiana [1]
Merchants' Square	Carmel	IN	100%	1970/2010/2014	246,630	74.4%	13.45	Flix Brewhouse, Planet Fitness
Kentucky [1]
Buttermilk Towne Center	Crescent Springs	KY	100%	2005/2014/NA	277,533	100.0%	9.57	Field & Stream, Home Depot, LA Fitness, Remke Market
Maryland [1]
Crofton Centre	Crofton	MD	100%	1974/1996/NA	252,230	97.2%	7.83	Gold's Gym, Kmart, Shoppers Food Warehouse
Michigan [19]
Clinton Pointe	Clinton Township	MI	100%	1992/2003/NA	135,330	66.1%	10.40	OfficeMax, (Target)
Clinton Valley	Sterling Heights	MI	100%	1977/1996/2009	205,435	91.2%	13.20	DSW Shoe Warehouse, Hobby Lobby, Office Depot
Gaines Marketplace	Gaines Township	MI	100%	2004/2004/NA	60,576	100.0%	15.98	Staples, (Target), (Meijer)
Hoover Eleven	Warren	MI	100%	1989/2003/NA	280,719	83.5%	11.28	Dunham's, Kroger, Marshalls
Hunter's Square	Farmington Hills	MI	100%	1988/2005/NA	353,951	100.0%	16.74	Bed Bath & Beyond, buybuy Baby, DSW Shoe Warehouse (4), Marshalls, Saks Fifth Avenue , T.J. Maxx
Jackson Crossing	Jackson	MI	100%	1967/1996/2002	419,770	92.3%	12.01	Bed Bath & Beyond, Best Buy, Jackson 10 Theater, Kohl's, Shoe Carnival, T.J. Maxx, Toys "R" Us, (Sears), (Target)
Jackson West	Jackson	MI	100%	1996/1996/1999	209,800	100.0%	8.03	Lowe's, Michaels, OfficeMax
Millennium Park	Livonia	MI	100%	2000/2005/NA	273,029	100.0%	15.31	Home Depot, Marshalls, Michaels,(Costco), (Meijer)

Property Name	Location City	State	Ownership %	Year Built /Acquired / Redeveloped	Total GLA	% Leased	Average base rent per leased SF (1)	Anchor Tenants (2)
New Towne Plaza	Canton Township	MI	100%	1975/1996/2005	193,446	100.0%	$11.88	DSW Shoe Warehouse, Jo-Ann, Kohl's
Oak Brook Square	Flint	MI	100%	1982/1996/2008	152,073	96.1%	9.57	Hobby Lobby, T.J. Maxx
Roseville Towne Center	Roseville	MI	100%	1963/1996/2004	76,998	98.3%	13.57	Marshalls, (Wal-Mart)
Southfield Plaza	Southfield	MI	100%	1969/1996/2003	190,099	98.9%	8.90	Big Lots, Burlington Coat Factory, Forman Mills
Tel-Twelve	Southfield	MI	100%	1968/1996/2005	523,411	99.2%	11.17	Best Buy, DSW Shoe Warehouse, Lowe's, Meijer, Michaels, Office Depot, PetSmart
The Auburn Mile 1	Auburn Hills	MI	100%	2000/1999/NA	90,553	100.0%	11.59	Jo-Ann, Staples, (Best Buy), (Costco), (Meijer), (Target)
The Shops at Old Orchard	West Bloomfield	MI	100%	1972/2007/2011	96,768	100.0%	18.46	Plum Market
Troy Marketplace	Troy	MI	100%	200/2005/2010	217,754	100.0%	17.24	Airtime, Golfsmith, LA Fitness, Nordstrom Rack, PetSmart, (REI)
West Oaks I Shopping Center	Novi	MI	100%	1979/1996/2004	284,973	100.0%	14.54	Gander Mountain, Nordstrom Rack, Old Navy, Petco, Rally House, The Container Store, (Home Goods), (Michaels)
West Oaks II Shopping Center	Novi	MI	100%	1986/1996/2000	167,954	98.4%	17.97	Jo-Ann, Marshalls, (Art Van), (ABC Warehouse), (Bed Bath & Beyond), (Kohl's), (Toys "R" Us), (Value City Furniture)
Winchester Center	Rochester Hills	MI	100%	1980/2005/NA	320,134	100.0%	11.61	Bed Bath & Beyond, Dick's Sporting Goods, Marshalls, Michaels, Party City, PetSmart, Stein Mart
Minnesota [2]
Centennial Shops	Edina	MN	100%	2008/2016/NA	85,206	100.0%	31.28	Pinstripes, The Container Store, West Elm
Woodbury Lakes	Woodbury	MN	100%	2005/2014/NA	306,336	87.2%	21.91	DSW, Michaels, (Trader Joe's)
Missouri [4]
Central Plaza	Ballwin	MO	100%	1970/2012/2012	166,431	92.3%	12.26	buybuy Baby, Jo-Ann, OfficeMax, Ross Dress for Less
Deer Creek Shopping Center	Maplewood	MO	100%	1975/2013/2013	208,122	94.6%	10.34	buybuy Baby, State of Missouri, Marshalls, Ross Dress for Less
Heritage Place	Creve Coeur	MO	100%	1989/2011/2005	269,105	97.9%	13.94	Dierbergs Markets, Marshalls, Office Depot, T.J. Maxx
Town & Country Crossing	Town & Country	MO	100%	2008/2011/2011	176,830	95.0%	23.80	HomeGoods(5), Starbucks, Stein Mart, Whole Foods Market, (Target)
Ohio [7]
Bridgewater Falls	Hamilton	OH	100%	2005/2014/NA	503,293	94.2%	14.30	Bed Bath & Beyond, Best Buy, Dick's Sporting Goods, Five Below (5), J.C. Penney, Michaels, PetSmart, T.J. Maxx, (Target)
Crossroads Centre	Rossford	OH	100%	2001/2001/NA	344,045	93.7%	9.43	Giant Eagle (3), Home Depot, Michaels, T.J. Maxx, (Target)

Property Name	Location City	State	Ownership %	Year Built /Acquired / Redeveloped	Total GLA	% Leased	Average base rent per leased SF (1)	Anchor Tenants (2)
Deerfield Towne Center	Mason	OH	100%	2004/2013/2013	463,246	88.4%	$20.30	Ashley Furniture HomeStore, Bed Bath & Beyond, buybuy Baby, Crunch Fitness Dick's Sporting Goods, Five Below (5), Regal Cinemas, Whole Foods Market
Olentangy Plaza	Columbus	OH	100%	1981/2007/1997	253,204	94.9%	10.67	Eurolife Furniture, Marshalls, Micro Center, Tuesday Morning
Rossford Pointe	Rossford	OH	100%	2006/2005/NA	47,477	100.0%	10.83	MC Sporting Goods, PetSmart
Spring Meadows Place	Holland	OH	100%	1987/1996/2005	314,514	94.7%	11.29	Ashley Furniture HomeStore, Big Lots, DSW, Guitar Center, HomeGoods (5), Michaels, OfficeMax, PetSmart, T.J. Maxx, (Best Buy), (Dick's Sporting Goods), (Sam's Club), (Target), (Wal-Mart)
The Shops on Lane Avenue	Upper Arlington	OH	100%	1952/2007/2004	171,550	96.8%	22.65	Bed Bath & Beyond, Whole Foods Market
Wisconsin [4]
East Town Plaza	Madison	WI	100%	1992/2000/2000	208,472	84.2%	10.11	Burlington Coat Factory, Jo-Ann, Marshalls, (Shopko), (Babies "R" Us)
Nagawaukee Center	Delafield	WI	100%	1994/2012-13/NA	220,083	99.0%	14.65	HomeGoods(5), Kohl's, Marshalls, Sierra Trading Post(5), (Sentry Foods)
The Shoppes at Fox River	Waukesha	WI	100%	2009/2010/2011	276,642	100.0%	14.50	Hobby Lobby, Pick 'n Save, Ross Dress for Less, T.J. Maxx, (Target)
West Allis Towne Centre	West Allis	WI	100%	1987/1996/2011	326,265	94.8%	9.09	Burlington Coat Factory, Kmart, Ross Dress for Less, Xperience Fitness
CONSOLIDATED SHOPPING CENTERS TOTAL/AVERAGE					14,484,936	94.4%	$13.93

JOINT VENTURE PORTFOLIO
Nora Plaza	Marion	IN	7%	1958/2007/2002	139,753	94.3%	$14.11	Marshalls, Whole Foods Market, (Target)
Martin Square	Martin	FL	30%	1981/2005/NA	330,134	85.3%	6.73	Home Depot, Old Time Pottery, Paradise Home & Patio, Staples
Total/Average					469,887	88.0%	$9.09
CONSOLIDATED AND JV PORTFOLIO TOTAL / AVERAGE					14,954,823	94.2%	$13.78

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
(5) Space leased to tenant.

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
Major Tenants
The following table sets forth as of December 31, 2016 the GLA, of our existing properties leased to tenants for our wholly owned properties portfolio:

Type of Tenant	Annualized Base Rent	% of Total Annualized Base Rent	GLA (2)	% of Total GLA (2)
Anchor (1)	$109,422,914	58.1%	10,249,524	70.8%
Retail (non-anchor)	78,970,769	41.9%	4,235,412	29.2%
Total	$188,393,683	100.0%	14,484,936	100.0%

(1) Anchor tenant is defined as any tenant leasing 10,000 square feet or more.
(2) GLA owned directly by us or our unconsolidated joint ventures.

The following table depicts, as of December 31, 2016, information regarding leases with the 25 largest retail tenants (in terms of annualized base rent) for our wholly owned properties portfolio:

Tenant Name	Credit Rating S&P/Moody's (1)	Number of Leases	GLA	% of Total GLA	Total Annualized Base Rent	Annualized Base Rent PSF	% of Annualized Base Rent
TJX Companies (2)	A+/A2	25	779,770	5.4%	$7,598,049	$9.74	4.0%
Bed Bath & Beyond (3)	BBB+/Baa1	16	466,700	3.2%	5,297,844	11.35	2.8%
Dick's Sporting Goods (4)	--/--	9	443,277	3.1%	4,885,410	11.02	2.6%
LA Fitness	B+/B2	6	245,521	1.7%	4,501,820	18.34	2.4%
Home Depot	A/A2	3	354,295	2.5%	3,375,725	9.53	1.8%
Office Depot (5)	--/B1	11	262,801	1.8%	3,310,871	12.60	1.8%
DSW Designer Shoe Warehouse	--/--	10	193,829	1.3%	3,266,248	16.85	1.7%
Michaels Stores	B+/Ba2	12	273,800	1.9%	3,198,491	11.68	1.7%
Ascena Retail (6)	BB-/Ba2	29	162,384	1.1%	3,191,443	19.65	1.7%
PetSmart	B+/--	10	208,863	1.4%	3,132,281	15.00	1.7%
ULTA Salon	--/--	13	134,684	0.9%	3,054,741	22.68	1.6%
Ross Stores (7)	A-/A3	13	332,052	2.3%	2,996,969	9.03	1.6%
Regal Cinemas	B+/B1	2	119,080	0.8%	2,853,269	23.96	1.5%
Dollar Tree	BB+/Ba2	24	253,243	1.8%	2,516,631	9.94	1.3%
Best Buy	BBB-/Baa1	5	165,309	1.1%	2,467,745	14.93	1.3%
Jo-Ann Fabric and Craft Stores	B/Caa1	6	198,947	1.4%	2,429,479	12.21	1.3%
Whole Foods	BBB-/Baa3	3	118,879	0.8%	2,342,617	19.71	1.2%
Hobby Lobby	--/--	6	330,096	2.3%	2,324,634	7.04	1.2%
Burlington Coat Factory	BB-/--	4	277,315	1.9%	2,285,421	8.24	1.2%
Petco (8)	B/--	9	128,427	0.9%	2,119,266	16.50	1.1%
Gander Mountain	--/--	2	142,354	1.0%	1,994,898	14.01	1.1%
Kohl's	BBB-/Baa2	5	276,497	1.9%	1,984,330	7.18	1.1%
Lowe's Home Centers	A-/A3	2	270,394	1.9%	1,962,450	7.26	1.0%
Gap, Inc. (9)	BB+/Baa2	8	116,575	0.8%	1,901,136	16.31	1.0%
Staples	BBB-/Baa2	7	137,618	0.9%	1,773,276	12.89	1.0%
Sub-Total top 25 tenants		240	6,392,710	44.1%	$76,765,044	$12.01	40.7%

Remaining tenants		1,255	7,135,943	49.3%	111,628,639	15.64	59.3%

Sub-Total all tenants		1,495	13,528,653	93.4%	188,393,683	$13.93	100.0%

Leased / Vacant		225	956,283	6.6%	N/A	N/A	N/A

Total including vacant		1,720	14,484,936	100.0%	$188,393,683	N/A	100.0%

(1) Source: Latest Company filings, as of December 31, 2016, per CreditRiskMonitor.
(2) Marshalls (15) / TJ Maxx (10)
(3) Bed Bath & Beyond (9) / Buy Buy Baby (5) / Cost Plus World Market (2)
(4) Dick's Sporting Goods (8) / Field & Stream (1)
(5) OfficeMax (7) / Office Depot (4)
(6) Ann Taylor (3) / Catherine's (3) / Dress Barn (6) / Justice (5) / Lane Bryant (6) / Maurice's (6)
(7) Ross Dress for Less (12) / DD's Discounts (1)
(8) Petco (8) / Unleashed (1)
(9) Old Navy (5) / Gap (2) / Banana Republic / (1)

Lease Expirations

The following tables set forth a schedule of lease expirations, for our wholly owned portfolio, for the next ten years and thereafter, assuming that no renewal options are exercised:

ALL TENANTS

Expiring Leases As of December 31, 2016
Year	Number of Leases	GLA (1)	Average Annualized Base Rent	Total Annualized Base Rent (2)	% of Total Annualized Base Rent
			(per square foot)
(3)	35	90,998	$18.01	$1,639,114	0.9%
2017	184	852,296	15.49	13,205,813	7.0%
2018	245	1,201,121	16.69	20,052,631	10.6%
2019	195	1,322,814	14.63	19,352,220	10.3%
2020	183	1,493,847	13.09	19,553,610	10.4%
2021	224	2,020,262	13.57	27,407,701	14.5%
2022	107	1,315,621	13.10	17,235,133	9.1%
2023	77	1,268,968	13.01	16,506,262	8.8%
2024	51	612,441	13.08	8,013,018	4.3%
2025	48	776,462	13.81	10,721,333	5.7%
2026	65	957,323	14.79	14,159,183	7.5%
2027+	81	1,616,500	12.71	20,547,665	10.9%
Sub-Total	1,495	13,528,653	$13.93	$188,393,683	100.0%
Leased (4)	16	147,298	N/A	N/A	N/A
Vacant	209	808,985	N/A	N/A	N/A
Total	1,720	14,484,936	$13.93	$188,393,683	100.0%

 ANCHOR TENANTS (greater than or equal to 10,000 square feet)

Expiring Anchor Leases As of December 31, 2016
Year	Number of Leases	GLA (1)	Average Annualized Base Rent	Total Annualized Base Rent (2)	% of Total Annualized Base Rent
			(per square foot)
2017	21	434,435	$11.15	$4,844,194	4.4%
2018	27	623,171	11.78	7,343,891	6.7%
2019	30	786,893	10.24	8,059,546	7.4%
2020	34	1,038,452	9.67	10,046,510	9.2%
2021	55	1,538,517	10.94	16,824,171	15.4%
2022	37	1,069,525	11.23	12,015,594	11.0%
2023	30	1,028,300	11.15	11,460,472	10.5%
2024	17	482,655	11.00	5,310,537	4.9%
2025	19	632,791	11.86	7,504,344	6.9%
2026	17	783,791	12.37	9,698,856	8.9%
2027+	37	1,440,466	11.33	16,314,799	14.7%
Sub-Total	324	9,858,996	$11.10	$109,422,914	100.0%
Leased (4)	4	78,113	N/A	N/A	N/A
Vacant	17	312,415	N/A	N/A	N/A
Total	345	10,249,524	$11.10	$109,422,914	100.0%

(1) GLA owned directly by us or our unconsolidated joint ventures.
(2) Annualized Base Rent is based upon rents currently in place.
(3) Tenants currently under month to month lease or in the process of renewal.
(4) Lease has been executed, but space has not yet been delivered.

NON-ANCHOR TENANTS (less than 10,000 square feet)

Expiring Non-Anchor Leases As of December 31, 2016
Year	Number of Leases	GLA (1)	Average Annualized Base Rent	Total Annualized Base Rent (2)	% of Total Annualized Base Rent
			(per square foot)
(3)	35	90,998	$18.01	$1,639,114	2.1%
2017	163	417,861	20.01	8,361,619	10.6%
2018	218	577,950	21.99	12,708,740	16.1%
2019	165	535,921	21.07	11,292,674	14.3%
2020	149	455,395	20.88	9,507,101	12.0%
2021	169	481,745	21.97	10,583,530	13.4%
2022	70	246,096	21.21	5,219,538	6.6%
2023	47	240,668	20.97	5,045,790	6.4%
2024	34	129,786	20.82	2,702,480	3.4%
2025	29	143,671	22.39	3,216,989	4.1%
2026	48	173,532	25.70	4,460,327	5.6%
2027+	44	176,034	24.05	4,232,867	5.4%
Sub-Total	1,171	3,669,657	$21.52	$78,970,769	100.0%
Leased (4)	12	69,185	N/A	N/A	N/A
Vacant	192	496,570	N/A	N/A	N/A
Total	1,375	4,235,412	$21.52	$78,970,769	100.0%

(1) GLA owned directly by us or our unconsolidated joint ventures.
(2) Annualized Base Rent is based upon rents currently in place.
(3) Tenants currently under month to month lease or in the process of renewal.
(4) Lease has been executed, but space has not yet been delivered.

Land Available for Development and/or Sale

At December 31, 2016, our three largest development sites, Hartland Towne Square, Lakeland Park Center and Parkway Shops, had phase one completed. We closed on the sale of 3.18 acres at Lakeland Park Center in the fourth quarter of 2016 for the development of a health club. At Hartland Towne Square, we are under contract to sell 7.5 acres for the development of a theater with certain due diligence contingencies unresolved at year-end. . The remaining future phases at those projects are in pre-development. We estimate that if we proceed with the development of the projects, up to approximately 510,000 square feet of GLA could be developed, excluding various outparcels of land. It is our policy to start vertical construction on new development projects only after the project has received entitlements, significant anchor commitments and construction financing, if appropriate.

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

During 2016, we recorded an impairment provision of $1.0 million.  We recorded impairment provisions of $2.5 million and $23.3 million in 2015 and 2014, respectively, related to developable land that we decided to market for sale. Refer to Note 1 Organization and Summary of Significant Accounting Policies - Accounting for the Impairment of Long-Lived Assets of the notes to the consolidated financial statements for a further information related to impairment provisions.

Insurance

Our tenants are generally responsible under their leases for providing adequate insurance on the spaces they lease. In addition we believe our properties are adequately covered by commercial general liability, fire, flood, terrorism, environmental, and where necessary, hurricane and windstorm insurance coverages, which are all provided by reputable companies, with commercially reasonable exclusions, deductibles and limits.

Item 3. Legal Proceedings

We are currently involved in certain litigation arising in the ordinary course of business.
Item 4. Mine Safety Disclosures

Not Applicable

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common shares are currently listed and traded on the New York Stock Exchange (“NYSE”) under the symbol “RPT”.  On February 16, 2017, the closing price of our common shares on the NYSE was $16.13.

Shareholder Return Performance Graph

The following line graph sets forth the cumulative total return on a $100 investment (assuming the reinvestment of dividends) in each of our common shares, the NAREIT Equity Index, and the S&P 500 Index for the period December 31, 2011 through December 31, 2016.  The stock price performance shown is not necessarily indicative of future price performance.

 The following table depicts high/low closing prices and dividends declared per share for each quarter in 2016 and 2015:

	Stock Price
Quarter Ended	High	Low	Dividends
December 31, 2016	$18.44	$16.18	$0.22000	(1)
September 30, 2016	$20.19	$17.80	$0.22000
June 30, 2016	$19.61	$17.35	$0.21000
March 31, 2016	$18.03	$15.98	$0.21000

December 31, 2015	$17.11	$15.07	$0.21000	(2)
September 30, 2015	$17.24	$14.84	$0.21000
June 30, 2015	$19.02	$16.32	$0.20000
March 31, 2015	$20.04	$18.04	$0.20000

(1)  Paid on January 3, 2017
(2)  Paid on January 4, 2016

Holders

The number of holders of record of our common shares was 1,324 at February 16, 2017.  A substantially greater number of holders are beneficial owners whose shares of record are held by banks, brokers and other financial institutions.
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

Distributions on our 7.25% Series D Cumulative Convertible Perpetual Preferred Shares declared in 2016 totaled $3.625 per share.  We do not believe that the preferential rights available to the holders of our preferred shares or the financial covenants contained in our debt agreements had or will have an adverse effect on our ability to pay dividends in the normal course of business to our common shareholders or to distribute amounts necessary to maintain our qualification as a REIT.

For information on our equity compensation plans as of December 31, 2016, refer to Item 12 of Part III of this report and Note 15 of the notes to the consolidated financial statements for further information regarding our share-based compensation and other benefit plans.

Item 6. Selected Financial Data

The following table sets forth our selected consolidated financial data and should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included elsewhere in this report.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands, except per share)
Operating Data:
Total revenue	$260,930	$251,790	$218,363	$170,068	$125,225
Operating income	70,908	65,497	23,330	35,460	30,385
Income (loss) from continuing operations	61,112	66,895	(2,412)	8,371	7,171
Gain on sale of depreciable real estate	34,108	13,529	10,022	2,120	336
Gain on sale of land	1,673	4,041	835	4,279	69
Net income (loss)	61,112	66,895	(2,412)	11,462	7,092
Net (income) loss attributable to noncontrolling partner interest	(1,448)	(1,786)	48	(465)	112
Preferred share dividends	(6,701)	(6,838)	(7,250)	(7,250)	(7,250)
Net income (loss) available to common shareholders	52,963	57,771	(9,614)	3,747	(46)
Earnings (loss) per common share, basic
Continuing operations	$0.66	$0.73	$(0.14)	$0.01	$—
Discontinued operations	—	—	—	0.05	—
Basic Earnings (loss)	$0.66	$0.73	$(0.14)	$0.06	$—
Earnings (loss) per common share, diluted
Continuing operations	$0.66	$0.73	$(0.14)	$0.01	$—
Discontinued operations	—	—	—	0.05	—
Diluted earnings (loss)	$0.66	$0.73	$(0.14)	$0.06	$—
Weighted average shares outstanding:
Basic	79,236	78,848	72,118	59,336	44,101
Diluted	79,435	79,035	72,118	59,728	44,101

Cash dividends declared per RPT preferred share	$3.625	$3.625	$3.625	$3.625	$3.625
Cash dividends declared per RPT common share	$0.8600	$0.8200	$0.7750	$0.7115	$0.6600
Cash distributions to RPT preferred shareholders	$6,701	$6,977	$7,250	$7,250	$7,250
Cash distributions to RPT common shareholders	$67,710	$63,972	$54,149	$40,108	$28,333

Balance Sheet Data (at December 31):
Investment in real estate (before accumulated depreciation)	$2,132,670	$2,184,481	$1,934,032	$1,625,217	$1,119,171
Total assets	2,061,498	2,136,082	1,951,743	1,653,146	1,166,629
Total notes payable, net	1,021,223	1,083,711	917,658	746,661	535,208
Total liabilities	1,169,807	1,231,616	1,055,335	857,057	608,668
Total RPT shareholders' equity	870,723	882,413	870,547	768,287	527,973
Noncontrolling interest	20,968	22,053	25,861	27,802	29,988
Total shareholders' equity	891,691	904,466	896,408	796,089	557,961

Other Data:
Funds from operations ("FFO") available to common shareholders (1)	$118,685	$119,556	$77,574	$79,861	$47,816
Net cash provided by operating activities	117,095	105,158	110,592	85,583	62,194
Net cash provided by (used in) investing activities	7,746	(154,333)	(315,723)	(355,752)	(173,210)
Net cash (used in) provided by financing activities	(127,903)	46,484	208,671	271,731	103,094

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

At December 31, 2016, we owned and managed, either directly or through our interest in real estate joint ventures, a total of 67 shopping centers, with approximately 15.0 million square feet of gross leasable area owned by us and our joint ventures.  We also own various parcels of land available for development or for sale, the majority of which are adjacent to certain of our existing developed properties.

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
Acquisitions

Acquisitions of properties are accounted for utilizing the acquisition method and, accordingly, the results of operations of an acquired property are included in our results of operations from the date of acquisition.  Estimates of fair values are based upon future cash flows and other valuation techniques in accordance with our fair value measurements policy, which are used to allocate the purchase price of acquired property among land, buildings on an “as if vacant” basis, tenant improvements, identifiable intangibles and any gain on purchase.  Identifiable intangible assets and liabilities include the effect of above-and below-market leases, the value of having leases in place (“as-is” versus “as if vacant” and absorption costs), other intangible assets such as assumed tax increment revenue bonds and out-of-market assumed mortgages.  Depreciation and amortization are computed using the straight-line method over the estimated useful lives of 40 years for buildings, and over the remaining terms of any intangible asset contracts and the respective tenant leases, which may include bargain renewal options. The impact of these estimates, including estimates in connection with acquisition values and estimated useful lives, could result in significant differences related to the purchased assets, liabilities and subsequent depreciation or amortization expense. For more information, refer to Note 1, Organization and Summary of Significant Accounting Policies - Real Estate of the notes to the consolidated financial statements.
Impairment

We review our investment in real estate, including any related intangible assets, for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of the property may not be recoverable.  These changes in circumstances include, but are not limited to, changes in occupancy, rental rates, tenant sales, net operating income, geographic location, real estate values and expected holding period.  The viability of all projects under construction or development, including those owned by unconsolidated joint ventures, is regularly evaluated under applicable accounting requirements, including requirements relating to abandonment of assets or changes in use.  To the extent a project or an individual component of the project, is no longer considered to have value, the related capitalized costs are charged against operations.

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

Results of Operations
Comparison of the Year Ended December 31, 2016 to the Year Ended December 31, 2015
The following summarizes certain line items from our audited statements of operations which we believe are important in understanding our operations and/or those items that have significantly changed during the year ended December 31, 2016 as compared to 2015:

	Year Ended December 31,
	2016	2015	Dollar Change	Percent Change
	(In thousands)
Total revenue	$260,930	$251,790	$9,140	3.6%
Operating expenses	33,156	34,875	(1,719)	(4.9)%
Real estate taxes	41,739	38,737	3,002	7.7%
Depreciation and amortization	91,793	89,439	2,354	2.6%
General and administrative expense	22,041	20,077	1,964	9.8%
Provision for impairment	977	2,521	(1,544)	(61.2)%
Gain on sale of real estate	35,781	17,570	18,211	103.6%
Earnings from unconsolidated joint ventures	454	17,696	(17,242)	(97.4)%
Interest expense and amortization of deferred financing fees	44,514	42,211	2,303	5.5%
Other gain on unconsolidated joint ventures	215	7,892	(7,677)	(97.3)%
(Loss) gain on extinguishment of debt	(1,256)	1,414	(2,670)	NM

NM - Not meaningful
Total revenue in 2016 increased $9.1 million, or 3.6% from 2015.  The increase is primarily due to the following:

•	$16.0 million increase related to acquisitions completed in 2016 and 2015;

•	$3.9 million increase at existing centers; offset by

•	$9.2 million decrease related to properties sold in 2016 and 2015;

•	$1.2 million decrease in management and other fee income; and

•	$0.4 million decrease related to the disposal of our office building.
Operating expense in 2016 decreased $1.7 million, or 4.9%, from 2015 primarily due to certain operating costs direct billed to tenants by the service provider which were previously part of the Company’s recovery cost, lower bad debt expense and our dispositions which were partially offset by the impact of a full year from our 2015 acquisitions.
Real estate tax expense in 2016 increased $3.0 million, or 7.7%, from 2015, primarily due to our 2015 acquisitions and incremental tax increases within existing properties, partially offset by dispositions.

Depreciation and amortization expense in 2016 increased $2.4 million, or 2.6%, from 2015.  The increase was primarily related to a $4.5 million increase from our nine acquisitions in 2015, one acquisition in 2016, new development completion and other capital activities offset by a decrease of $2.2 million related to properties disposed of.

General and administrative expense in 2016 increased $2.0 million, or 9.8%, from 2015.  The increase was primarily due to increased costs associated with our long-term incentive plans, including increased stock compensation in 2016 related to a one-time award to our current Chief Financial Officer in December 2015. By way of contrast, general and administration expense in 2015 included a reversal of expense attributable to the resignation of our former Chief Financial Officer.
Impairment provisions of $1.0 million recorded in 2016 related to developable land held for sale triggered by unforeseen increases in development costs and changes in the associated sales price assumptions. In 2015 our impairment provisions totaled $2.5 million related to our plan to sell certain land parcels that we had previously intended to develop.  Refer to Note 1 Organization and Summary of Significant Accounting Policies - Accounting for the Impairment of Long-Lived Assets of the notes to the consolidated financial statements for further information related to impairment provisions.

Gain on sale of real estate was $35.8 million in 2016. In the comparable period in 2015 we had a gain of $17.6 million. Refer to Note 4 of the notes to the consolidated financial statements for further detail on dispositions.

Earnings from unconsolidated joint ventures in 2016 decreased $17.2 million from 2015.  The decrease was primarily due to the reduced level of properties in unconsolidated joint ventures following sales in 2015.
Interest expense and amortization of deferred financing fees increased in 2016 by $2.3 million, or 5.5% from 2015, primarily due to changes in the composition between senior unsecured notes and mortgage debt, as well as higher average balances on our term loan and revolving credit facility.
Gain on remeasurement of unconsolidated joint ventures in 2016 was $0.2 million, primarily due to the reduced level of activity in our unconsolidated joint ventures. In 2015 we acquired our partners' interest in seven properties. The gain on remeasurement represents the difference between the carrying value and the fair value of our previously held equity investment in the properties. In 2016 only a single property was disposed of by a joint venture.
Loss on extinguishment of debt of approximately $1.3 million in 2016 resulted from a $0.9 million loss upon the conveyance of our Aquia office property to the lender and a $0.4 million cash prepayment penalty on a mortgage payoff in 2016 with an original maturity of April 2017 compared to a gain of $1.4 million in 2015 related to the write-off of debt premiums associated with the early payoff of corresponding debt.
Comparison of the Year Ended December 31, 2015 to the Year Ended December 31, 2014
The following summarizes certain line items from our audited statements of operations which we believe are important in understanding our operations and/or those items which have significantly changed during the year ended December 31, 2015 as compared to 2014:

	Year Ended December 31,
	2015	2014	Dollar Change	Percent Change
	(In thousands)
Total revenue	$251,790	$218,363	$33,427	15.3%
Operating expense	34,875	30,952	3,923	12.7%
Real estate tax	38,737	31,474	7,263	23.1%
Depreciation and amortization	89,439	81,182	8,257	10.2%
General and administrative expense	20,077	21,670	(1,593)	(7.4)%
Provision for impairment	2,521	27,865	(25,344)	(91.0)%
Gain on sale of real estate	17,570	10,857	6,713	61.8%
Earnings (loss) from unconsolidated joint ventures	17,696	75	17,621	NM
Interest expense and amortization of deferred financing fees	42,211	35,188	7,023	20.0%
Other gain on unconsolidated joint ventures	7,892	117	7,775	NM
Gain (loss) on extinguishment of debt	1,414	(860)	2,274	NM

NM - Not meaningful

Total revenue in 2015 increased $33.4 million, or 15.3%, from 2014.  The increase is primarily due to the following:

•	$32.3 million increase related to acquisitions completed in 2015 and 2014;

•	$2.9 million increase due to the completion of Phase I of Lakeland Park Center;

•	$4.0 million increase at existing centers primarily related to redevelopment or re-tenanting activities; offset by

•	$5.8 million decrease related to properties sold in 2014 and reduced management fee income and lower office tenant revenue in 2015.
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

General and administrative expense in 2015 decreased $1.6 million, or 7.4%, from 2014.  The decrease was primarily due to lower costs associated with our long-term incentive plans which are based on our stock price performance relative to a group of our peers and the reversal of share based and long-term compensation expense related to the previous Chief Financial Officer offset in part by a one-time award to our new Chief Financial Officer.
Impairment provisions of $2.5 million recorded in 2015 related to developable land that was subsequently sold in the second quarter of 2015.  In 2014 our impairment provisions totaled $27.9 million.  Refer to Note 1 Organization and Summary of Significant Accounting Policies - Accounting for the Impairment of Long-Lived Assets of the notes to the consolidated financial statements for further information related to impairment provisions.

Gain on sale of real estate was $17.6 million in 2015. In the comparable period in 2014 we had a gain of $10.9 million. Refer to Note 4 of the notes to the consolidated financial statements for further detail on dispositions.
Earnings from unconsolidated joint ventures in 2015 increased $17.6 million from 2014. The increase was primarily related to our proportionate share of gains totaling $16.5 million generated by the sale of ten properties owned by two of our joint ventures. In addition, in 2014 we recorded accelerated depreciation expense as a result of the demolition of a portion of centers for redevelopment and additional proceeds related to the 2011 sale of a joint venture property. Refer to Note 7 of the notes to the consolidated financial statements for additional information regarding our unconsolidated joint venture sales activity.
Interest expense and amortization of deferred financing fees increased in 2015 by $7.0 million, or 20% from 2014, primarily due to the issuance of new senior unsecured notes and higher average loan balances on our credit facility.
Gain on remeasurement of unconsolidated joint ventures in 2015 was $7.9 million, triggered by our acquisition of our partner's equity interest in seven properties. The gain on remeasurement represents the difference between the carrying value and the fair value of our previously held equity investment in the properties. In 2014, we recognized a similar gain of $0.1 million.
Gain on extinguishment of debt of approximately $1.4 million in 2015 was related to the write-off of debt premiums associated with two mortgages that were repaid compared to a loss of $0.9 million in 2014 related to write-off of deferred financing costs associated with the early payoff of unsecured term loan debt.
Liquidity and Capital Resources
The majority of our cash is generated from operations and is dependent on the rents that we are able to charge and collect from our tenants. The principal uses of our liquidity and capital resources are for operations, developments, redevelopments, including expansion and renovation programs, acquisitions and debt repayment.  In addition, we make quarterly dividend payments in accordance with REIT requirements for distributing the substantial majority of our taxable income on an annual basis.  We anticipate that the combination of cash on hand, cash from operations, availability under our credit facilities, additional financings, equity offerings and the sale of existing properties will satisfy our expected working capital requirements through at least the next 12 months.  Although we believe that the combination of factors discussed above will provide sufficient liquidity, no such assurance can be given.
At December 31, 2016 and 2015, we had $14.7 million and $15.4 million, respectively, in cash and cash equivalents and restricted cash.  Restricted cash was comprised primarily of funds held in escrow by lenders to pay real estate taxes, insurance premiums and certain capital expenditures, in addition to deposits on future acquisitions.
Short-Term Liquidity Requirements
Our short-term liquidity needs are met primarily from rental income and expense recoveries and consist primarily of funds necessary to pay operating expenses associated with our properties, interest and scheduled principal payments on our debt, quarterly dividend payments (including distributions to OP unit holders) and capital expenditures related to tenant improvements and redevelopment activities, as well as general corporate expenses. We believe that our cash on hand, retained cash flow from operations along with, availability under our revolving credit facility, issuance of equity, as well as other debt and equity alternatives is sufficient to meet these obligations.
As of December 31, 2016 we had $263.5 million available to be drawn on our $350.0 million unsecured revolving credit facility subject to our compliance with certain covenants.
We will continue to pursue the strategy of selling mature properties or non-core assets that no longer meet our investment criteria. Our ability to obtain acceptable selling prices and satisfactory terms and financing will impact the timing of future sales. We anticipate using net proceeds from the sale of properties to reduce outstanding debt and support current and future growth initiatives.

We continually search for investment opportunities that may require additional capital and/or liquidity.  As of December 31, 2016, we had one proposed property acquisition under contract and one property disposition under contract, subject to due diligence contingencies.
Long-Term Liquidity Requirements

Our long-term liquidity needs consist primarily of funds necessary to pay indebtedness at maturity, potential acquisitions of properties, redevelopment of existing properties, the development of land and non-recurring capital expenditures.
The following is a summary of our cash flow activities:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Cash provided by operating activities	$117,095	$105,158	$110,592
Cash provided by (used in) investing activities	7,746	(154,333)	(315,723)
Cash (used in) provided by financing activities	(127,903)	46,484	208,671

Operating Activities

We anticipate that cash on hand, operating cash flows, borrowings under our revolving credit facility, issuance of equity, as well as other debt and equity alternatives, will provide the necessary capital that we require to operate. Net cash flow provided by operating activities increased $11.9 million in 2016 compared to 2015 primarily due to the following:

•	Operating income, adjusted for non-cash activity, increased $3.0 million;

•	net accounts receivable decreased $8.6 million;

•	accounts payable, accrued expenses and other liabilities, and other assets decreased approximately $1.5 million;

•	long-term and share-based compensation expense increased $1.9 million; and

•
net interest expense increased approximately $2.3 million due to the composition between senior unsecured notes and mortgage debt, as well as a higher average balances of our term loan and revolving credit facility.

Investing Activities

Net cash from investing activities increased $162.1 million compared to 2015 primarily due to:

•	Acquisitions of real estate decreased $139.9 million;

•	Development and capital improvements to real estate increased $11.1 million;

•	Net proceeds from the sale of real estate increased $45.0 million; and

•	Distributions from sales of joint venture properties decreased $12.8 million; and

•	Restricted cash increased $1.0 million.

Financing Activities

Cash flows used in financing activities were $127.9 million as compared to cash flows provided by financing activities of $46.5 million in 2015.  This difference of $174.4 million is primarily explained by:

•	net proceeds from common share issuances decreased $17.3 million;

•	an increase in cash dividends to common shareholders of $3.7 million due an increase in our per share quarterly dividend payment; and

•	a decrease in cash paid for OP unit redemptions of $2.3 million; offset in part by

•	a decrease in net borrowings of $157.2 million including debt extinguishment costs and deferred financing costs.
As of December 31, 2016, $263.5 million was available to be drawn on our $350.0 million unsecured revolving credit facility subject to our compliance with certain covenants. It is anticipated that additional funds borrowed under our credit facilities will be used for general corporate purposes, including working capital, capital expenditures, the repayment of indebtedness or other corporate activities.  For further information on the credit facilities and other debt, refer to Note 8 of notes to the consolidated financial statements.

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

We paid cash dividends of $0.85 per common share to shareholders in 2016.  In the third quarter we increased our quarterly dividend 4.8% to $0.22 per share, or an annualized amount of $0.88 per share.  Cash dividends for 2015 and 2014 were $0.8100 and $0.7625 per common share, respectively. Our dividend policy is to make distributions to shareholders of at least 90% of our REIT taxable income, excluding net capital gain, in order to maintain qualification as a REIT. On an annualized basis, our current dividend is above our estimated minimum required distribution.  Distributions paid by us are funded from cash flows from operating activities.  To the extent that cash flows from operating activities are insufficient to pay total distributions for any period, alternative funding sources could be used.  Examples of alternative funding sources may include proceeds from sales of real estate and bank borrowings.  Although we may use alternative sources of cash to fund distributions in a given period, we expect that distribution requirements for an entire year will be met with cash flows from operating activities.

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Cash provided by operating activities	$117,095	$105,158	$110,592

Cash distributions to preferred shareholders	(6,701)	(6,977)	(7,250)
Cash distributions to common shareholders	(67,710)	(63,972)	(54,149)
Cash distributions to operating partnership unit holders	(1,667)	(1,804)	(1,716)
Total distributions	$(76,078)	$(72,753)	$(63,115)
Surplus	$41,017	$32,405	$47,477

In June 2016, we terminated our previous controlled equity offering arrangement and commenced a new distribution agreement that registered up to 8.0 million common shares for issuance from time to time, in our sole discretion. The shares issuable in the new distribution agreement are registered with the Securities and Exchange Commission on our registration statement on Form S-3 (No. 333-211925).
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

As of December 31, 2016, our investments in unconsolidated joint ventures were approximately $3.2 million representing our ownership interest in three joint ventures. We accounted for these entities under the equity method. Refer to Note 6 of the notes to the consolidated financial statements for further information regarding our equity investments in unconsolidated joint ventures.

We are engaged by our joint ventures to provide asset management, property management, leasing and investing services for such ventures' respective properties.  We receive fees for our services, including a property management fee calculated as a percentage of gross revenues received.

Contractual Obligations
The following are our contractual cash obligations as of December 31, 2016:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Mortgages and notes payable:
Scheduled amortization	$18,545	$3,203	$8,095	$3,956	$3,291
Payments due at maturity	1,001,298	—	225,165	162,949	613,184
Total mortgages and notes payable (1)	1,019,843	3,203	233,260	166,905	616,475
Interest expense (2)	321,600	41,062	112,062	88,027	80,449
Employment contracts	1,914	1,314	600	—	—
Capital lease	1,600	100	300	200	1,000
Operating leases	102,115	1,485	3,635	1,712	95,283
Construction commitments	5,859	5,859	—	—	—
Total contractual obligations	$1,452,931	$53,023	$349,857	$256,844	$793,207

(1)	Excludes $5.1 million of unamortized mortgage debt premium and $3.7 million in deferred financing costs.

(2)	Variable rate debt interest is calculated using rates at December 31, 2016.
We anticipate that the combination of cash on hand, cash provided from operating activities, the availability under our credit facility ($263.5 million at December 31, 2016 subject to our compliance with certain covenants), our access to the capital markets and the potential sale of existing properties will satisfy our expected working capital requirements through at least the next 12 months.

At December 31, 2016, we did not have any contractual obligations that required or allowed settlement, in whole or in part, with consideration other than cash.

Mortgages and notes payable

See the analysis of our debt included in “Liquidity and Capital Resources” above.

Employment Contracts

At December 31, 2016, we had employment contracts with our Chief Executive, Chief Financial and Chief Operating Officers, that contain minimum guaranteed compensation.  All other employees are subject to at-will employment.

Operating and Capital Leases

We lease office space for our corporate headquarters under an operating lease that expires in August 2019.

We have a capital lease at our Buttermilk Towne Center with the City of Crescent Springs, Kentucky. The lease provides for fixed annual payments of $0.1 million through maturity in December 2032, at which time we can acquire the center for one dollar.

We also have a ground lease at Centennial Shops located in Edina, Minnesota. The lease includes rent escalations throughout the lease period and expires in April 2105.

Construction Costs

In connection with the development and expansion of various shopping centers as of December 31, 2016, we have entered into agreements for construction activities with an aggregate cost of approximately $5.9 million.

Planned Capital Spending

We are focused on our core strength of enhancing the value of our existing portfolio of shopping centers through successful leasing efforts and the completion of our redevelopment projects currently in process.

For 2017, we anticipate spending between $60.0 million and $70.0 million for capital expenditures, of which $5.9 million is reflected in the construction commitments in the above contractual obligations table. The total anticipated spending relates to redevelopment projects, tenant improvements and leasing costs. Estimates for future spending will change as new projects are approved.

Capitalization

At December 31, 2016 our total market capitalization was $2.5 billion and is detailed below:

(In thousands)
Net debt (including property-specific mortgages, unsecured revolving credit facility, term loans and capital lease obligation net of $3.6 million in cash)	$1,017,327
Common shares, OP units, and dilutive securities based on market price of $16.58 at December 31, 2016	1,349,314
Convertible perpetual preferred shares based on market price of $61.28 at December 31, 2016	113,307
Total market capitalization	$2,479,948

Net debt to total market capitalization	41.0%

At December 31, 2016, noncontrolling interests represented a 2.4% ownership in the Operating Partnership.  The OP Units may, under certain circumstances, be exchanged for our common shares of beneficial interest on a one-for-one basis.  We, as sole general partner of the Operating Partnership, have the option, but not the obligation, to settle exchanged OP Units held by others in cash. Assuming the exchange of all OP Units, there would have been 81,188,919 of our common shares of beneficial interest outstanding at December 31, 2016, with a market value of approximately $1.3 billion.

Non-GAAP Financial Measures

Certain of our key performance indicators are considered non-GAAP financial measures. Management uses these measures along with our GAAP financial statements in order to evaluate our operations results. We believe these additional measures provide users of our financial information additional comparable indicators of our industry, as well as our performance.

Funds From Operations

We consider funds from operations, also known as “FFO,” to be an appropriate supplemental measure of the financial performance of an equity REIT.  Under the NAREIT definition, FFO represents net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of depreciable property and impairment provisions on depreciable real estate or on investments in non-consolidated investees that are driven by measurable decreases in the fair value of depreciable real estate held by the investee, plus depreciation and amortization, (excluding amortization of financing costs). Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect funds from operations on the same basis.

In addition to FFO available to common shareholders, we include Operating FFO available to common shareholders as an additional measure of our financial and operating performance. Operating FFO excludes acquisition costs and periodic items such as impairment provisions on land available for development or sale, bargain purchase gains, accelerated amortization of debt premiums and gains or losses on extinguishment of debt that are not adjusted under the current NAREIT definition of FFO.  We provide a reconciliation of FFO to Operating FFO. FFO and Operating FFO should not be considered alternatives to GAAP net income available to common shareholders or as alternatives to cash flow as measures of liquidity.

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

	Years Ended December 31,
	2016	2015	2014
	(In thousands, except per share data)
Net income (loss)	$61,112	$66,895	$(2,412)
Net (income) loss attributable to noncontrolling partner interest	(1,448)	(1,786)	48
Preferred share dividends	(6,701)	(6,838)	(7,250)
Preferred share conversion costs	—	(500)	—
Net income (loss) available to common shareholders	52,963	57,771	(9,614)
Adjustments:
Rental property depreciation and amortization expense	91,610	89,289	80,826
Pro-rata share of real estate depreciation from unconsolidated joint ventures	310	1,782	4,719
Gain on sale of depreciable real estate	(34,106)	(13,529)	(10,022)
Gain on sale of joint venture depreciable real estate (1)	(26)	(16,489)	—
Provision for impairment on income-producing properties	—	—	4,580
Other gain on unconsolidated joint ventures (2)	(215)	(7,892)	(117)
FFO available to common shareholders	110,536	110,932	70,372
Noncontrolling interest in Operating Partnership (3)	1,448	1,786	(48)
Preferred share dividends (assuming conversion) (4)	6,701	6,838	7,250
FFO available to common shareholders and dilutive securities	$118,685	$119,556	$77,574

Gain on sale of land	(1,673)	(4,042)	(835)
Provision for impairment for land available for development or sale	977	2,521	23,285
Loss (gain) on extinguishment of debt	1,256	(1,414)	860
Accelerated amortization of debt premium	(128)	—	—
Gain on extinguishment of joint venture debt, net of RPT expenses (1)	—	—	(106)
Acquisition costs	316	644	1,890
Preferred share conversion costs	—	500	—
Operating FFO available to common shareholders and dilutive securities	$119,433	$117,765	$102,668

Weighted average common shares	79,236	78,848	72,118
Shares issuable upon conversion of Operating Partnership Units (3)	1,943	2,187	2,250
Dilutive effect of restricted stock	199	187	217
Shares issuable upon conversion of preferred shares (4)	6,630	6,692	7,019
Weighted average equivalent shares outstanding, diluted	88,008	87,914	81,604

Diluted earnings (loss) per share (5)	$0.66	$0.73	$(0.14)
Per share adjustments for FFO available to common shareholders and dilutive securities	0.69	0.63	1.09
FFO available to common shareholders and dilutive securities per share, diluted	1.35	1.36	0.95

Per share adjustments for Operating FFO available to common shareholders and dilutive securities	0.01	(0.02)	0.32
Operating FFO available to common shareholders and dilutive securities per share, diluted	$1.36	$1.34	$1.27

(1)	Amount included in earnings (loss) from unconsolidated joint ventures.

(2)	The gain represents the difference between the carrying value and the fair value of our previously held equity investment in the joint properties triggered by disposals of joint venture properties.

(3)	The total noncontrolling interest reflects OP units convertible 1:1 into common shares.

(4)
Series D convertible preferred shares were dilutive for FFO for the years ended December 31, 2016 and 2015, were anti-dilutive for the comparable period in 2014. In 2016, our Series D convertible preferred shares paid annual dividends of $6.7 million and are currently convertible into approximately 6.6 million shares of common stock. They are dilutive only when earnings or FFO exceed approximately $1.01 per diluted share per year The conversion ratio is subject to adjustment based upon a number of factors, and such adjustment could affect the dilutive impact of the Series D convertible preferred shares on FFO and earnings per share in future periods.

(5)
The denominator to calculate diluted earnings per share excludes shares issuable upon conversion of Operating Partnership Units and preferred shares for all periods reported. In addition, the denominator to calculate diluted earnings per share also for the year ended December 31,2014 also excludes restricted share awards under the treasury method.

Same Property Operating Income

Same Property Operating Income ("Same Property NOI") is a supplemental non-GAAP financial measure of real estate companies' operating performance. Same Property NOI is considered by management to be a relevant performance measure of our operations because it includes only the NOI of comparable properties for the reporting period. Same Property NOI excludes acquisitions, dispositions and redevelopment properties. A property is designated as redevelopment when projected costs exceed $1.0 million, and the construction impacts approximately 20% or more of the income producing property's gross leasable area ("GLA") or the location and nature of the construction significantly impacts or disrupts the daily operations of the property. Redevelopment may also include a portion of certain properties designated as same property for which we are adding additional GLA or retenanting space. Same Property NOI is calculated using consolidated operating income and adjusted to exclude management and other fee income, depreciation and amortization, general and administrative expense, provision for impairment and non-comparable income/expense adjustments such as straight-line rents, lease termination fees, above/below market rents, and other non-comparable operating income and expense adjustments.

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

The following is a summary of our wholly owned properties for the periods noted with consistent classification in the prior period for presentation of Same Property NOI:

	Three Months Ended December 31,		Twelve Months Ended December 31,
Property Designation	2016	2015	2016	2015
Same-property	61	61	52	52
Acquisitions (1)	1	1	8	8
Redevelopment (2)	3	3	5	5
Total wholly owned properties	65	65	65	65

(1) Includes the following property for the three months ended December 31, 2016 and 2015: Centennial Shops. Includes the following properties for the twelve months ended December 31, 2016 and 2015: Centennial Shops, Crofton Centre, Market Plaza, Olentangy Plaza, Peachtree Hill, Rolling Meadows, Shops on Lane Avenue and Millennium Park.

(2) Includes the following properties for the three months ended December 31, 2016 and 2015: Hunter's Square, West Oaks, and Deerfield Towne Center. Includes the following properties for the twelve months ended December 31, 2016 and 2015: Hunter's Square, West Oaks, Deerfield Towne Center, Merchant's Square and Promenade at Pleasant Hill. The entire property indicated for each period is completely excluded from same property NOI.

The following is a reconciliation of our Operating Income to Same Property NOI:

	Three Months Ended December 31,		Twelve Months Ended December 31,
	2016	2015	2016	2015
	(in thousands)

Operating income	$17,905	$16,102	$70,908	$65,497

Adjustments:
Management and other fee income	(98)	(331)	(529)	(1,753)
Depreciation and amortization	21,986	25,042	91,793	89,439
Acquisition costs	198	70	316	644
General and administrative expenses	4,967	5,709	22,041	20,077
Provision for impairment	—	—	977	2,521
Properties excluded from pool - Acquisitions	(457)	(22)	(18,164)	(6,991)
Properties excluded from pool - Development/Redevelopment	(4,289)	(3,612)	(20,121)	(17,977)
Properties excluded from pool - Dispositions	15	(2,854)	(5,788)	(11,896)
Non-comparable income/expense adjustments (1)	(2,065)	(1,234)	(1,416)	(1,300)
Recovery income proforma adjustment (2)	443	(40)	322	(161)
Adjustments to NOI attributable to partial redevelopment	(707)	(431)	(1,719)	(1,047)
Same Property NOI without redevelopment	$37,898	$38,399	$138,620	$137,053

(1)
Includes adjustments for items that affect the comparability of the same center NOI results. Such items include straight-line rents, net of reserves, above/below market rents, other non-comparable operating income/expense adjustments, and the effect of lease termination income/expense.

(2)
In Q416, the Company recorded a reserve adjustment to recovery income of $483 related to a three year utility billing dispute. Because the reserve adjustment consists of activity for a three year period and not Q416 specifically, the Company has made proforma adjustments for the amounts presented such that each of the periods are comparable. The proforma adjustments for the three months ended December 31, 2016 and 2015 result in a comparable reserve of $40 and the proforma adjustments for the twelve months ended December 31, 2016 and 2015 result in a comparable reserve of $161.

The following table summarizing GLA and NOI at properties for which we are adding additional GLA or retenanting space. The property is included in same property NOI, however a portion of GLA and NOI is excluded.

		Portion of GLA & NOI Impacted by Redevelopment
		Three Months Ended December 31,				Twelve Months Ended December 31,
	Stable	2016		2015		2016		2015
Property	GLA	GLA	NOI	GLA	NOI	GLA	NOI	GLA	NOI
	(in thousands)
Harvest Junction North	161	28	$(185)	28	$(83)	28	$(704)	28	$(207)
Parkway Shops	89	—	—	—	—	55	(309)	55	(19)
Spring Meadows	290	25	(97)	25	(42)	25	(97)	25	(42)
Shoppes at Fox River	267	10	(33)	10	—	10	(33)	10	—
Town & Country Crossing	146	31	(65)	31	(30)	31	(72)	31	(60)
Mission Bay	207	52	(327)	52	(276)	52	(504)	52	(719)
Total adjustments		146	$(707)	146	$(431)	201	$(1,719)	201	$(1,047)

Inflation

Inflation has been relatively low in recent years and has not had a significant impact on the results of our operations.  Should inflation rates increase in the future, substantially all of our tenant leases contain provisions designed to partially mitigate the negative impact of inflation in the near term.  Such lease provisions include clauses that require our tenants to reimburse us for real estate taxes and many of the operating expenses we incur.  Also, many of our leases provide for periodic increases in base rent which are either of a fixed amount or based on changes in the consumer price index and/or percentage rents (where the tenant pays us rent based on a percentage of its sales).  Significant inflation rate increases over a prolonged period of time may have a material adverse impact on our business.

Recent Accounting Pronouncements

Refer to Note 2 of the notes to the consolidated financial statements for a discussion of Recent Accounting Pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We have exposure to interest rate risk on our variable rate debt obligations.  Based on market conditions, we may manage our exposure to interest rate risk by entering into interest rate swap agreements to hedge our variable rate debt.  We are not subject to any foreign currency exchange rate risk or commodity price risk, or other material rate or price risks.  Based on our debt and interest rates and interest rate swap agreements in effect at December 31, 2016, a 100 basis point change in interest rates would impact our future earnings and cash flows by approximately $1.1 million annually.  We believe that a 100 basis point increase in interest rates would decrease the fair value of our total outstanding debt by approximately $2.3 million at December 31, 2016.

We had interest rate swap agreements with an aggregate notional amount of $270.0 million as of December 31, 2016. The agreements provided for fixed rates ranging from 1.46% to 2.15% and had expirations ranging from October 2018 to March 2023.
The following table sets forth information as of December 31, 2016 concerning our long-term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates of maturing amounts and fair market value. Net debt premium and unamortized deferred financing costs of approximately $1.4 million are excluded:

	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
(dollars in thousands)
Fixed-rate debt	$3,203	$39,132	$5,860	$102,269	$114,508	$640,746	$905,718	$902,621
Average interest rate	5.6%	4.7%	6.8%	3.9%	3.4%	4.3%	4.2%	4.2%
Variable-rate debt	$—	$86,000	$—	$—	$—	$28,125	$114,125	$114,125
Average interest rate	—%	2.1%	—%	—%	—%	4.2%	2.6%	2.6%

We estimated the fair value of our fixed rate mortgages using a discounted cash flow analysis, based on borrowing rates for similar types of borrowing arrangements with the same remaining maturity.  Considerable judgment is required to develop estimated fair values of financial instruments.  The table incorporates only those exposures that exist at December 31, 2016 and does not consider those exposures or positions which could arise after that date or firm commitments as of such date.  Therefore, the information presented therein has limited predictive value.  Our actual interest rate fluctuations will depend on the exposures that arise during the period and on market interest rates at that time.
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

We carried out an assessment as of December 31, 2016 of the effectiveness of the design and operation of our disclosure controls and procedures. This assessment was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on such evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that such disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2016.

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
Item 11. Executive Compensation

Incorporated by reference from our definitive proxy statement to be filed within 120 days after the end of our fiscal year covered by this Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding our equity compensations plans as of December 31, 2016:

	(A)	(B)	(C)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	71,073	$34.69	1,412,166
Equity compensation plans not approved by security holders	—	—	—
Total	71,073	$34.69	1,412,166

The total in Column (A) above consisted of options to purchase 57,140 common shares and 13,933 deferred common shares (see Note 15 of the notes to the consolidated financial statements for further information regarding options).

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
Item 14. Principal Accountant Fees and Services

Incorporated by reference from our definitive proxy statement to be filed within 120 days after the end of our fiscal year covered by this Form 10-K.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)(1)	Consolidated financial statements. See “Item 8 – Financial Statements and Supplementary Data.”

(2)	Financial statement schedule. See “Item 8 – Financial Statements and Supplementary Data.”

(3)	Exhibits

3.1	Articles of Restatement of Declaration of Trust of the Company, effective June 8, 2010, incorporated by reference Appendix A to the Company's 2010 Proxy dated April 30, 2010.

3.2	Amended and Restated Bylaws of the Company, effective February 23, 2012.

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

10.15	2016 Executive Incentive Plan, dated February 29, 2016, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 4, 2016.

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

10.29
Fifth Amendment to Third Amended and Restated Unsecured Master Loan Agreement, dated October 10, 2014 by and among Ramco-Gershenson Properties, L.P. and KeyBank National Association incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q ended September 30, 2014.

10.30
Sixth Amendment to Third Amended and Restated Unsecured Master Loan Agreement, dated March 4, 2016 by and among Ramco-Gershenson Properties, L.P. and KeyBank National Association incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q ended March 31, 2016.

10.31
Employment Agreement dated April 20, 2015, between Ramco-Gershenson Properties Trust and John Hendrickson incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 23, 2015.

10.32
Agreement for Partial Liquidation of Joint Venture between Ramco HMW LLC, Ramco Gershenson Properties, L.P., Ramco 450 Venture LLC and the State Board of Administration of Florida dated June 29, 2015 incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q ended June 30, 2015.

10.33
$100 Million Note Purchase Agreement, by Ramco-Gershenson Properties, L.P. dated September 30, 2015 incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q ended September 30, 2015.

10.34
Employment Agreement, dated December 16, 2015, between Ramco-Gershenson Properties Trust and Geoffrey Bedrosian incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 18, 2015.

10.35
$75 Million Note Purchase Agreement, by Ramco-Gershenson Properties, L.P. dated August 19, 2016 incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 8-K dated July 8, 2016.

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

Ramco-Gershenson Properties Trust

Dated:	February 23, 2017	By: /s/ Dennis E. Gershenson
Dennis E. Gershenson,
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of registrant and in the capacities and on the dates indicated.

Dated:	February 23, 2017	By: /s/ Stephen R. Blank
Stephen R. Blank,
Chairman

Dated:	February 23, 2017	By: /s/ Dennis E. Gershenson
Dennis E. Gershenson,
Trustee, President and Chief Executive Officer
(Principal Executive Officer)

Dated:	February 23, 2017
Alice M. Connell
Trustee

Dated:	February 23, 2017	By: /s/ Arthur H. Goldberg
Arthur H. Goldberg,
Trustee

Dated:	February 23, 2017	By: /s/ David J. Nettina
David J. Nettina,
Trustee

Dated:	February 23, 2017	By: /s/ Joel M. Pashcow
Joel M. Pashcow,
Trustee

Dated:	February 23, 2017	By: /s/ Mark K. Rosenfeld
Mark K. Rosenfeld,
Trustee

Dated:	February 23, 2017	By: /s/ Laurie M. Shahon
Laurie M. Shahon,
Trustee

Dated:	February 23, 2017	By: /s/ Michael A. Ward
Michael A. Ward,
Trustee

Dated:	February 23, 2017	By: /s/ Geoffrey Bedrosian
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

Our management conducted an assessment of our internal controls over financial reporting as of December 31, 2016 using the framework established in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2016.

Our independent registered public accounting firm, Grant Thornton LLP, has issued an attestation report on our internal control over financial reporting.  Their report appears on page F-3 of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Trustees and Shareholders
Ramco-Gershenson Properties Trust

We have audited the internal control over financial reporting of Ramco-Gershenson Properties Trust (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2016, and our report dated February 23, 2017 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Southfield, Michigan
February 23, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Trustees and Shareholders
Ramco-Gershenson Properties Trust

We have audited the accompanying consolidated balance sheets of Ramco-Gershenson Properties Trust (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ramco-Gershenson Properties Trust and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 23, 2017 expressed an unqualified opinion.

/s/GRANT THORNTON LLP

Southfield, Michigan
February 23, 2017

RAMCO-GERSHENSON PROPERTIES TRUST
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31,
	2016	2015
ASSETS
Income producing properties, at cost:
Land	$374,889	$392,352
Buildings and improvements	1,757,781	1,792,129
Less accumulated depreciation and amortization	(345,204)	(331,520)
Income producing properties, net	1,787,466	1,852,961
Construction in progress and land available for development or sale	61,224	60,166
Real estate held for sale	8,776	453
Net real estate	1,857,466	1,913,580
Equity investments in unconsolidated joint ventures	3,150	4,325
Cash and cash equivalents	3,582	6,644
Restricted cash	11,144	8,708
Accounts receivable, net	24,016	26,116
Acquired lease intangibles, net	72,424	88,819
Other assets, net	89,716	87,890
TOTAL ASSETS	$2,061,498	$2,136,082

LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable, net	$1,021,223	$1,083,711
Capital lease obligation	1,066	1,108
Accounts payable and accrued expenses	57,357	53,762
Acquired lease intangibles, net	63,734	64,193
Other liabilities	6,800	10,035
Distributions payable	19,627	18,807
TOTAL LIABILITIES	1,169,807	1,231,616

Commitments and Contingencies

Ramco-Gershenson Properties Trust ("RPT") Shareholders' Equity:
Preferred shares, $0.01 par, 2,000 shares authorized: 7.25% Series D Cumulative Convertible Perpetual Preferred shares, (stated at liquidation preference $50 per share), 1,849 shares issued and outstanding as of December 31, 2016 and 2015, respectively	92,427	92,427
Common shares of beneficial interest, $0.01 par, 120,000 shares authorized, 79,272 and 79,162 shares issued and outstanding as of December 31, 2016 and 2015, respectively	793	792
Additional paid-in capital	1,158,430	1,156,345
Accumulated distributions in excess of net income	(381,912)	(365,747)
Accumulated other comprehensive income (loss)	985	(1,404)
TOTAL SHAREHOLDERS' EQUITY ATTRIBUTABLE TO RPT	870,723	882,413
Noncontrolling interest	20,968	22,053
TOTAL SHAREHOLDERS' EQUITY	891,691	904,466
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,061,498	$2,136,082
The accompanying notes are an integral part of these consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)

	Year Ended December 31,
	2016	2015	2014
REVENUE
Minimum rent	$192,793	$183,198	$157,691
Percentage rent	600	539	264
Recovery income from tenants	62,841	61,561	52,828
Other property income	4,167	4,739	5,521
Management and other fee income	529	1,753	2,059
TOTAL REVENUE	260,930	251,790	218,363
EXPENSES
Real estate taxes	41,739	38,737	31,474
Recoverable operating expense	29,581	30,604	27,319
Other non-recoverable operating expense	3,575	4,271	3,633
Depreciation and amortization	91,793	89,439	81,182
Acquisitions costs	316	644	1,890
General and administrative expense	22,041	20,077	21,670
Provision for impairment	977	2,521	27,865
TOTAL EXPENSES	190,022	186,293	195,033
OPERATING INCOME	70,908	65,497	23,330
OTHER INCOME AND EXPENSES
Other expense, net	(177)	(624)	(689)
Gain on sale of real estate	35,781	17,570	10,857
Earnings from unconsolidated joint ventures	454	17,696	75
Interest expense	(43,071)	(40,778)	(33,742)
Amortization of deferred financing fees	(1,443)	(1,433)	(1,446)
Other gain on unconsolidated joint ventures	215	7,892	117
(Loss) gain on extinguishment of debt	(1,256)	1,414	(860)
NET INCOME (LOSS) BEFORE TAX	61,411	67,234	(2,358)
Income tax provision	(299)	(339)	(54)
NET INCOME (LOSS)	61,112	66,895	(2,412)

Net (income) loss attributable to noncontrolling partner interest	(1,448)	(1,786)	48
NET INCOME (LOSS) ATTRIBUTABLE TO RPT	59,664	65,109	(2,364)
Preferred share dividends	(6,701)	(6,838)	(7,250)
Preferred share conversion costs	—	(500)	—
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$52,963	$57,771	$(9,614)

EARNINGS (LOSS) PER COMMON SHARE
Basic	$0.66	$0.73	$(0.14)
Diluted	$0.66	$0.73	$(0.14)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	79,236	78,848	72,118
Diluted	79,435	79,035	72,118

OTHER COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$61,112	$66,895	$(2,412)
Other comprehensive income (loss):
Gain (loss) on interest rate swaps	2,442	570	(2,115)
Comprehensive income (loss)	63,554	67,465	(4,527)
Comprehensive (income) loss attributable to noncontrolling interest	(1,501)	(1,794)	113
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO RPT	$62,053	$65,671	$(4,414)
The accompanying notes are an integral part of these consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except share amounts)

	Shareholders' Equity of Ramco-Gershenson Properties Trust
	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total Shareholders’ Equity
Balance, December 31, 2013	100,000	667	959,183	(291,647)	84	27,802	796,089
Issuance of common shares, net of costs	—	107	170,265	—	—	—	170,372
Conversion and redemption of OP unit holders	—	—	—	—	—	(84)	(84)
Share-based compensation and other expense, net of shares withheld for employee taxes	—	2	814	—	—	—	816
Dividends declared to common shareholders	—	—	—	(56,905)	—	—	(56,905)
Dividends declared to preferred shareholders	—	—	—	(7,250)	—	—	(7,250)
Distributions declared to noncontrolling interests	—	—	—	—	—	(1,744)	(1,744)
Dividends paid on restricted shares	—	—	—	(359)	—	—	(359)
Other comprehensive loss adjustment	—	—	—	—	(2,050)	(65)	(2,115)
Net loss	—	—	—	(2,364)	—	(48)	(2,412)
Balance, December 31, 2014	100,000	776	1,130,262	(358,525)	(1,966)	25,861	896,408
Issuance of common shares, net of costs	—	9	17,101	—	—	—	17,110
Conversion and redemption of OP unit holders	—	—	—	—	—	(3,826)	(3,826)
Conversion of preferred shares	(7,573)	5	7,568	(500)	—	—	(500)
Share-based compensation and other expense, net of shares withheld for employee taxes	—	2	1,414	—	—	—	1,416
Dividends declared to common shareholders	—	—	—	(64,656)	—	—	(64,656)
Dividends declared to preferred shareholders	—	—	—	(6,838)	—	—	(6,838)
Distributions declared to noncontrolling interests	—	—	—	—	—	(1,776)	(1,776)
Dividends declared to deferred shares	—	—	—	(337)	—	—	(337)
Other comprehensive income adjustment	—	—	—	—	562	8	570
Net income	—	—	—	65,109	—	1,786	66,895
Balance, December 31, 2015	92,427	792	1,156,345	(365,747)	(1,404)	22,053	904,466
Issuance of common shares, net of costs	—	—	(202)	—	—	—	(202)
Conversion and redemption of OP unit holders	—	—	—	(598)	—	(919)	(1,517)
Share-based compensation and other expense, net of shares withheld for employee taxes	—	1	2,287	—	—	—	2,288
Dividends declared to common shareholders	—	—	—	(68,160)	—	—	(68,160)
Dividends declared to preferred shareholders	—	—	—	(6,701)	—	—	(6,701)
Distributions declared to noncontrolling interests	—	—	—	—	—	(1,667)	(1,667)
Dividends declared to deferred shares	—	—	—	(370)	—	—	(370)
Other comprehensive income adjustment	—	—	—	—	2,389	53	2,442
Net income	—	—	—	59,664	—	1,448	61,112
Balance, December 31, 2016	$92,427	$793	$1,158,430	$(381,912)	$985	$20,968	$891,691
The accompanying notes are an integral part of these consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2016	2015	2014
OPERATING ACTIVITIES
Net income (loss)	$61,112	$66,895	$(2,412)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	91,793	89,439	81,182
Amortization of deferred financing fees	1,443	1,433	1,446
Income tax provision	299	339	54
Earnings from unconsolidated joint ventures	(454)	(17,696)	(75)
Distributions received from operations of unconsolidated joint ventures	496	1,744	1,881
Provision for impairment	977	2,521	27,865
Loss (gain) on extinguishment of debt	1,256	(1,414)	860
Other gain on unconsolidated joint ventures	(215)	(7,892)	(117)
Gain on sale of real estate	(35,781)	(17,570)	(10,857)
Amortization of premium on mortgages and notes payable, net	(1,815)	(1,687)	(1,138)
Share-based compensation expense	2,861	1,888	2,093
Long-term incentive cash compensation expense (benefit)	664	(271)	2,527
Changes in assets and liabilities:
Accounts receivable, net	1,859	(6,708)	(2,349)
Other assets, net	674	4,529	5,420
Accounts payable, accrued expenses and other liabilities	(8,074)	(10,392)	4,212
Net cash provided by operating activities	117,095	105,158	110,592
INVESTING ACTIVITIES
Acquisitions of real estate, net of assumed debt	$(12,990)	$(152,923)	$(264,414)
Development and capital improvements	(72,038)	(60,923)	(80,742)
Net proceeds from sales of real estate	90,975	45,960	34,156
Distributions from sale of joint venture property	1,303	14,098	—
Net change in restricted cash	496	(545)	(4,709)
Investment in unconsolidated joint ventures	—	—	(14)
Net cash provided by (used in) investing activities	7,746	(154,333)	(315,723)
FINANCING ACTIVITIES
Proceeds on mortgages and notes payable	$75,000	$150,000	$275,000
Repayment of mortgages and notes payable	(149,956)	(92,305)	(153,795)
Proceeds on revolving credit facility	185,000	246,000	250,000
Repayments on revolving credit facility	(159,000)	(196,000)	(267,000)
Payment of debt extinguishment costs	(410)	—	—
Payment of deferred financing costs	(698)	(522)	(2,379)
Proceeds from issuance of common shares	(202)	17,110	170,372
Repayment of capitalized lease obligation	(42)	(720)	(328)
Redemption of operating partnership units for cash	(1,517)	(3,826)	(84)
Conversion of preferred shares	—	(500)	—
Dividends paid to preferred shareholders	(6,701)	(6,977)	(7,250)
Dividends paid to common shareholders	(67,710)	(63,972)	(54,149)
Distributions paid to operating partnership unit holders	(1,667)	(1,804)	(1,716)
Net cash (used in) provided by financing activities	(127,903)	46,484	208,671
Net change in cash and cash equivalents	(3,062)	(2,691)	3,540
Cash and cash equivalents at beginning of period	6,644	9,335	5,795
Cash and cash equivalents at end of period	$3,582	$6,644	$9,335
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY
Assumption of debt related to acquisitions	$—	$60,048	$58,634
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest (net of capitalized interest of $743, $1,613 and $1,862, respectively)	$46,937	$42,898	$35,507
Escrowed proceeds used in acquisition of real estate	$18,990	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016, 2015 and 2014
1. Organization and Summary of Significant Accounting Policies

Ramco-Gershenson Properties Trust, together with our subsidiaries (the “Company”), is a real estate investment trust (“REIT”) engaged in the business of owning, developing, redeveloping, acquiring, managing and leasing large multi-anchored shopping centers primarily in a dozen of the largest metropolitan markets in the United States.  Our property portfolio consists of 65 wholly owned shopping centers comprising approximately 14.5 million square feet. We also have ownership interests of 7%, 20% and 30%, respectively, in three joint ventures, two of which own a single shopping center. Our joint ventures are reported using equity method accounting.  We earn fees from the joint ventures for managing, leasing and redeveloping the shopping centers they own.  We also own interests in several land parcels that are available for development or sale. Most of our properties are anchored by supermarkets and/or national chain stores. The Company's credit risk, therefore, is concentrated in the retail industry.

We made an election to qualify as a REIT for federal income tax purposes.  Accordingly, we generally will not be subject to federal income tax, provided that we annually distribute at least 90% of our taxable income to our shareholders and meet other conditions.

Principles of Consolidation

The consolidated financial statements include the accounts of us and our majority owned subsidiary, the Operating Partnership, Ramco-Gershenson Properties, L.P. (97.6%, 97.6% and 97.2% owned by us at December 31, 2016, 2015 and 2014, respectively), and all wholly-owned subsidiaries, including entities in which we have a controlling interest or have been determined to be the primary beneficiary of a variable interest entity (“VIE”).  The presentation of consolidated financial statements does not itself imply that assets of any consolidated entity (including any special-purpose entity formed for a particular project) are available to pay the liabilities of any other consolidated entity, or that the liabilities of any other consolidated entity (including any special-purpose entity formed for a particular project) are obligations of any other consolidated entity.  Investments in real estate joint ventures over which we have the ability to exercise significant influence, but for which we do not have financial or operating control, are accounted for using the equity method of accounting.  Accordingly, our share of the earnings (loss) of these joint ventures is included in consolidated net income (loss).  All intercompany transactions and balances are eliminated in consolidation.

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

Correction of Immaterial Error

In the fourth quarter of 2016, management identified that certain accruals related to real estate taxes primarily associated with shopping centers acquired prior to 2014 required correction. The cumulative adjustment to correct the accruals approximated $9.3 million. The correction had no impact on earnings or cash flows for 2015 and 2014.

Pursuant to the guidance of Staff Accounting Bulletin ("SAB") No. 99, Materiality, the Company concluded that the adjustments were not material to any of its prior period financial statements. Although the adjustments were immaterial to prior periods, the prior period financial statements were revised, in accordance with SAB No. 108, Considering the Effects of Prior Year Misstatements

when Quantifying Misstatements in Current Year Financial Statements, due to the significance of the out-of-period correction in the fourth quarter of 2016.

A reconciliation of the effects of the correction to the previously reported balance sheet at December 31, 2015 follows:

	December 31, 2015
	As reported	Adjustment	Adjusted
	(In thousands)
Accounts receivable, net	$18,705	$7,411	$26,116
Total assets	$2,128,671	$7,411	$2,136,082
Accounts payable and accrued expenses	$44,480	$9,282	$53,762
Total liabilities	$1,222,334	$9,282	$1,231,616
Accumulated distributions in excess of net income	$(363,937)	$(1,810)	$(365,747)
Noncontrolling interest	$22,114	$(61)	$22,053
Total shareholder's equity	$906,337	$(1,871)	$904,466

A reconciliation of the effects of the correction to the previously reported statement of stockholders' equity for the years ending December 31, 2015, 2014 and 2013 follows:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Accumulated distributions in excess of net income, as reported	$(363,937)	$(356,715)	$(289,837)
Correction	(1,810)	(1,810)	(1,810)
Accumulated distributions in excess of net income, adjusted	$(365,747)	$(358,525)	$(291,647)

Noncontrolling interest, as reported	$22,114	$25,922	$27,863
Correction	(61)	(61)	(61)
Noncontrolling interest, adjusted	$22,053	$25,861	$27,802

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

We provide for bad debt expense based upon the allowance method of accounting. We monitor the collectability of our accounts receivable from specific tenants on an ongoing basis, analyze historical bad debts, customer creditworthiness, current economic trends and changes in tenant payment terms when evaluating the adequacy of the allowance for bad debts.  Allowances are taken for those balances that we have reason to believe may be uncollectible.  When tenants are in bankruptcy, we make estimates of the expected recovery of pre-petition and post-petition claims.  The period to resolve these claims can exceed one year.  Management believes the allowance for doubtful accounts is adequate to absorb currently estimated bad debts.  However, if we experience bad debts in excess of the allowance we have established, our operating income would be reduced.  At December 31, 2016 and 2015, our accounts receivable were $24.0 million and $26.1 million, respectively, net of allowances for doubtful accounts of $1.9 million and $2.8 million, respectively.

In addition, many of our leases contain non-contingent rent escalations for which we recognize income on a straight-line basis over the non-cancelable lease term.  This method results in rental income in the early years of a lease being higher than actual cash received, creating a straight-line rent receivable asset which is included in the “Other assets, net” line item in our consolidated balance sheets.  We review our unbilled straight-line rent receivable balance to determine the future collectability of revenue that will not be billed to or collected from tenants due to early lease terminations, lease modifications, bankruptcies and other factors.  Our evaluation is based on our assessment of tenant credit risk changes indicating that expected future straight-line rent may not be realized.  Depending on circumstances, we may provide a reserve against the previously recognized straight-line rent receivable asset for a portion, up to its full value, that we estimate may not be received.  The balance of straight-line rent receivable at December 31, 2016 and 2015, net of allowances of $3.2 million and $3.5 million was $18.8 million and $17.4 million, respectively.  To the extent any of the tenants under these leases become unable to pay its contractual cash rents, we may be required to write down the straight-line rent receivable from that tenant, which would reduce our operating income.

Real Estate

Real estate assets that we own directly are stated at cost less accumulated depreciation.  Depreciation is computed using the straight-line method.  The estimated useful lives for computing depreciation are generally 10 – 40 years for buildings and improvements and 5 – 30 years for parking lot surfacing and equipment.  We capitalize all capital improvement expenditures associated with replacements and improvements to real property that extend the property's useful life and depreciate them over their estimated useful lives ranging from 15 – 25 years.  In addition, we capitalize qualifying tenant leasehold improvements and depreciate them over the lesser of the useful life of the improvements or the term of the related tenant lease.  We also capitalize direct internal and external costs of procuring leases and amortize them over the base term of the lease.  If a tenant vacates before the expiration of its lease, we charge unamortized leasing costs and undepreciated tenant leasehold improvements of no future value to expense.  We charge maintenance and repair costs that do not extend an asset’s life to expense as incurred.

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

Acquisitions of properties are accounted for utilizing the acquisition method and, accordingly, the results of operations of an acquired property are included in our results of operations from the date of acquisition.  Estimates of fair values are based upon future cash flows and other valuation techniques in accordance with our fair value measurements policy, which are used to allocate the purchase price of acquired property among land, buildings on an “as if vacant” basis, tenant improvements, identifiable intangibles and any gain on purchase.  Identifiable intangible assets and liabilities include the effect of above-and below-market leases, the value of having leases in place (“as-is” versus “as if vacant” and absorption costs), other intangible assets such as assumed tax increment revenue bonds and out-of-market assumed mortgages.  Depreciation and amortization are computed using the straight-line method over the estimated useful lives of 40 years for buildings, and over the remaining terms of any intangible asset contracts and the respective tenant leases, which may include bargain renewal options. The impact of these estimates, including estimates in connection with acquisition values and estimated useful lives, could result in significant differences related to the purchased assets, liabilities and subsequent depreciation or amortization expense.

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
Accounting for the Impairment of Long-Lived Assets
We review our investment in real estate, including any related intangible assets, for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of the property may not be recoverable.  These changes in circumstances include, but are not limited to, changes in occupancy, rental rates, tenant sales, net operating income, real estate values and expected holding period.  The viability of all projects under construction or development, including those owned by unconsolidated joint ventures, is regularly evaluated under applicable accounting requirements, including requirements relating to abandonment of assets or changes in use.  To the extent a project, or individual components of the project, is no longer considered to have value, the related capitalized costs are charged against operations.

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

In the third quarter 2016, we recorded an impairment provision totaling $1.0 million related to developable land that was subsequently sold in the fourth quarter of 2016. The adjustment was triggered by an unforeseen increase in development costs and changes in the associated sales price assumptions.
Investments in Real Estate Joint Ventures

We have three equity investments in unconsolidated joint venture entities in which we own 30% or less of the total ownership interest.  Because we can influence but not make significant decisions without our partners' approval, these investments are accounted for under the equity method of accounting. We provide leasing, development, asset and property management services to these joint ventures for which we are paid fees.  Refer to Note 6 of the notes to the consolidated financial statements for further information regarding our equity investments in unconsolidated joint ventures.

We review our equity investments in unconsolidated entities for impairment on a venture-by-venture basis whenever events or changes in circumstances indicate that the carrying value of the equity investment may not be recoverable. In testing for impairment of these equity investments, we primarily use cash flow models, discount rates, and capitalization rates to estimate the fair value of properties held in joint ventures, and mark the debt of the joint ventures to market.  Considerable judgment by management is applied when determining whether an equity investment in an unconsolidated entity is impaired and, if so, the amount of the impairment. Changes to assumptions regarding cash flows, discount rates or capitalization rates could be material to our consolidated financial statements.

There were no impairment provisions on our equity investments in joint ventures recorded in 2016, 2015 or 2014.

Deferred Financing Costs

Debt issuance costs related to a recognized debt liability is presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Unamortized debt issuance costs of $3.7 million and $3.8 million are included in Notes payable, net as of December 31, 2016 and 2015, respectively.

Debt issuance costs associated with a line of credit arrangement is classified as an asset and subsequently amortized ratably over the term of the line of credit arrangement, regardless of whether there are any outstanding borrowings on the line of credit arrangement. Unamortized debt issuance costs related to our unsecured revolving credit facility of $1.2 million and $1.9 million are included in Other assets, net as of December 31, 2016 and 2015, respectively.

Other Assets, net

Other assets consist primarily of acquired lease intangibles, straight-line rent receivable, deferred leasing costs, deferred financing costs related to our unsecured revolving credit facility and prepaid expenses. Other assets also include the fair value of in-place public improvement fee income and real estate tax exemption agreements associated with two properties acquired in 2014. Deferred financing related to our unsecured revolving credit facility and leasing costs are amortized using the straight-line method over the terms of the respective agreements. Should a tenant terminate its lease, the unamortized portion of the leasing cost is expensed.  Unamortized deferred financing costs are expensed when the related agreements are terminated before their scheduled maturity dates.  We review our unbilled straight-line rent receivable balance to determine the future collectability of revenue that will not be billed to or collected from tenants due to early lease terminations, lease modifications, bankruptcies and other factors.  Our evaluation is based on our assessment of tenant credit risk changes indicating that expected future straight-line rent may not be realized.  Depending on circumstances, we may provide a reserve against the previously recognized straight-line rent receivable asset for a portion, up to its full value, that we estimate may not be received.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.  Cash balances in individual banks may exceed the federally insured limit by the Federal Deposit Insurance Corporation (the “FDIC”).  As of December 31, 2016, we had $4.0 million in excess of the FDIC insured limit.

Recognition of Share-based Compensation Expense

We grant share-based compensation awards to employees and trustees in the form of restricted common shares and in the past we have granted stock options to employees and trustees.  Our share-based award costs are equal to each grant date fair value and are recognized over the service periods of the awards using the graded vesting method.  See Note 15 of the notes to the consolidated financial statements for further information regarding our share based compensation.

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

Certain of our operations, including property and asset management, as well as ownership of certain land parcels, are conducted through taxable REIT subsidiaries, (“TRSs”) which are subject to federal and state income taxes.  During the years ended December 31, 2016, 2015, and 2014, we sold various properties and land parcels at a gain, resulting in both a federal and state tax liability.  See Note 16 of the notes to the consolidated financial statements for further information regarding income taxes.

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

Segment Information

Our primary business is the ownership, management, redevelopment, development and operation of retail shopping centers.  We do not distinguish our primary business or group our operations on a geographical basis for purposes of measuring performance.  We review operating and financial data for each property on an individual basis and define an operating segment as an individual property.  The individual properties have been aggregated into one reportable segment based upon their similarities with regard to both the nature and economics of the centers, tenants and operational processes, as well as long-term financial performance.  No one individual property constitutes more than 10% of our revenue or property operating income and none of our shopping centers is located outside the United States.   Accordingly, we have a single reportable segment for disclosure purposes.
2.  Recently Issued Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-01, "Clarifying the Definition of a Business." ASU 2017-01 changes the definition of a business to exclude acquisitions where substantially all of the fair value of the assets acquired are concentrated in a single identifiable asset or a group of similar identifiable assets. Given this change in definition, we believe most of our shopping center acquisitions will no longer be considered business combinations but rather asset acquisitions. While there are various differences between the accounting for an asset acquisition and a business combination, we expect the largest impact will be that transaction costs are capitalized for asset acquisitions rather than currently expensed when they are considered business combinations. The new guidance will be applied prospectively to any transactions occurring in the period of adoption. ASU 2017-01 is effective January 1, 2019, however, we expect to early adopt this standard in 2017.

In November 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2016-18, which requires that a statement of cash flows explain the change during the period in the total cash, cash equivalents and amounts described as restricted cash or restricted cash equivalents. Restricted cash is to be included with cash and cash equivalents when reconciling the beginning of the period and end of the period amounts shown on the statement of cash flows. This update is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted, including adoption in an interim period. We are currently evaluating the guidance and have not determined the impact this standard may have on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, which clarifies the treatment of several cash flow categories. In addition, ASU 2016-15 clarifies that when cash receipts and cash payments have aspects of more than one class of cash flows and cannot be separated, classification will depend on the predominant source or use. This update is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted, including adoption in an interim period. We are currently evaluating the guidance and have not determined the impact this standard may have on our consolidated financial statements.

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

In March 2016, the FASB updated ASC Topic 718 "Compensation - Stock Compensation" with ASU 2016-09 "Improvements to Employee Share-Based Payment Accounting." ASU 2016-09 simplifies several aspects of share-based payment award transactions, including tax consequences, classification of awards and the classification on the statement of cash flows. ASU 2016-09 is effective for annual periods (including interim periods within those periods) beginning after December 15, 2016. The adoption of this standard will not have a material impact on our consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09 "Revenue from Contract with Customers" as a new Topic, ASC Topic 606. The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and it will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new standard, companies will perform a five-step analysis of transactions to determine when and how revenue is recognized. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB ASC. Adoption shall be applied using either a full retrospective or modified retrospective approach and the standard is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2017. While we are still completing the assessment of the impact of this standard to our consolidated financial statements, we believe the majority of our revenue falls outside of the scope of this guidance.

3. Real Estate

Included in our net real estate are income producing shopping center properties that are recorded at cost less accumulated depreciation and amortization, construction in process and land available for development or sale.

Following is the detail of the construction in progress and land available for development or sale as of December 31, 2016 and 2015:

	December 31,
	2016	2015
	(In thousands)

Construction in progress	$23,445	$20,603
Land available for development	26,805	28,503
Land available for sale	10,974	11,060
Total	$61,224	$60,166

Construction in progress represents existing development, redevelopment and tenant build-out projects.  When projects are substantially complete and ready for their intended use, balances are transferred to land or building and improvements as appropriate.

Land available for development or sale includes real estate projects where vertical construction has yet to commence, but which have been identified by us and are available for future development when market conditions dictate the demand for a new shopping center.  At December 31, 2016, we had five projects under pre-development.

4. Property Acquisitions and Dispositions
Acquisitions

The following table provides a summary of our acquisitions during 2016 and 2015:

					Gross
Property Name	Location	GLA	Acreage	Date Acquired	Purchase Price	Debt
		(In thousands)			(In thousands)
2016
Centennial Shops	Edina, MN	85	N/A	10/11/16	$31,980	$—
Total acquisitions		85			$31,980	$—

2015
Millennium Park (1)	Livonia, MI	273	N/A	08/15/15	$47,000	$—
Spring Meadows - Kroger Building	Holland, OH	51	N/A	08/06/15	4,110	—
Ramco 450 - 6 Income Producing Properties (1)	GA, IL, OH, & MD	1,126	N/A	07/21/15	191,090	60,048
Jackson Plaza	Jackson, MI	15	N/A	06/22/15	5,000	—
West Oaks II - Petco parcel	Novi, MI	26	N/A	06/10/15	5,500	—
Total income producing acquisitions		1,491			252,700	60,048

Gaines Marketplace	Gaines Township, MI	N/A	1.9	02/12/15	1,000	$—
Lakeland Park Center	Lakeland, FL	N/A	1.6	01/23/15	475	—
Total land acquisitions			3.5		1,475	—
Total acquisitions		1,491	3.5		$254,175	$60,048

(1) Acquired from related parties. See note 1 to the fair value of the acquisitions table following.

The total aggregate fair value of the acquisitions was allocated and is reflected in the following table in accordance with accounting guidance for business combinations.  At the time of acquisition, these assets and liabilities were considered Level 3 fair value measurements:

	December 31,
	2016	2015	2014
	(In thousands)
Land	$—	$50,367	$55,618
Buildings and improvements	29,639	183,651	235,322
Above market leases	—	1,014	4,775
Ground leasehold	2,203	—	—
Lease origination costs	4,717	32,683	23,343
Other assets	813	4,256	30,883
Below market leases	(5,392)	(16,616)	(18,836)
Premium for above market interest rates on assumed debt	—	(1,180)	(6,830)
Capital lease obligation	—	—	(1,167)
Total purchase price allocated	31,980	254,175	323,108
Mortgages notes assumed	—	(60,048)	(58,634)
RPT's fair value of existing ownership (1)	—	(41,204)	—
Net assets acquired	$31,980	$152,923	$264,474

 (1) We acquired our partner's 80% interest in six properties owned by the Ramco 450 Venture LLC ("Ramco 450") and our partner's 70% interest in Millennium Park owned by the Ramco/Lion Venture LP ("RLV").

Total revenue and net income for the 2016 acquisition included in our consolidated statement of operations for the year ended December 31, 2016 were $0.9 million and $42.2 thousand, respectively.

Unaudited Proforma Information

If the 2016 and 2015 acquisitions had occurred on January 1, 2015, our consolidated revenues and net income for the years ended December 31, 2016 and 2015 would have been as follows:

	Years Ended December 31,
	2016	2015
	(in thousands)
Consolidated revenue	$263,819	$269,271
Consolidated net income available to common shareholders	$53,105	$59,282

Dispositions

Pursuant to the criteria established under ASC Topic 360 we will classify properties as held for sale when executed purchase and sales agreement contingencies have been satisfied thereby signifying that the sale is legally binding. Refer to Note 1 under Real Estate for additional information regarding the classification criteria. As of December 31, 2016, we had one property classified as held for sale with a net book value of $8.8 million included in Net real estate. The purchase and sale agreement was executed in December 2016 and we closed on the disposition in February 2017. In addition, subsequent to year-end, the Company executed a purchase and sale agreement on another property with a net book value of $6.1 million with the disposition expected to close in March 2017. As of December 31, 2015, the Company had one parcel of land classified as held for sale which was sold in January 2016.

The following table provides a summary of our disposition activity during 2016 and 2015.

					Gross
Property Name	Location	GLA	Acreage	Date Sold	Sales Price	Gain (loss) on Sale
		(In thousands)			(In thousands)
2016
Shoppes at Fairlane Meadows	Dearborn, MI	157	N/A	09/30/16	$20,333	$484
Livonia Plaza	Livonia, MI	137	N/A	09/20/16	19,800	9,091
Lakeshore Marketplace	Norton Shores, MI	343	4.6	06/30/16	27,750	6,368
River Crossing Centre	New Port Ritchey, FL	62	N/A	06/29/16	12,500	6,750
Centre at Woodstock	Woodstock, GA	87	N/A	06/29/16	16,000	5,893
Troy Towne Center	Troy, OH	144	N/A	02/02/16	12,400	6,274
Total income producing dispositions		930	4.6		$108,783	$34,860

Lakeland Park Center - Outparcel	Lakeland, FL	N/A	3.2	12/29/16	$1,829	$76
Harvest Junction LLC - Outparcel	Longmont, CO	N/A	6.4	12/15/16	1,000	21
Conyers Crossing - Chipotle Outparcel	Conyers, GA	N/A	0.5	06/27/16	1,000	579
Lakeshore Marketplace - Outparcel	Norton Shores, MI	N/A	0.7	06/15/16	302	(6)
The Towne Center at Aquia - Outparcel	Stafford, VA	N/A	0.7	01/15/16	750	251
Total outparcel dispositions			11.5		$4,881	$921

Total dispositions		930	16.1		$113,664	$35,781

2015
Horizon Village	Suwanee, GA	97	N/A	12/23/15	$9,300	$1,268
Cocoa Commons	Cocoa, FL	90	N/A	11/19/15	12,000	2,420
Conyers Crossing	Conyers, GA	170	1.3	09/30/15	9,750	4,536
Total income producing dispositions		357	1.3		$31,050	$8,224
The Towne Center at Aquia - Commercial / Residential Outparcels	Stafford, VA	35	32.8	05/29/15	13,350	495
Taylors Square - Outparcel	Taylors, SC	N/A	0.6	04/22/15	250	(16)
Gaines Marketplace-Target and Shell Oil Parcels	Gaines Township, MI	N/A	11.3	02/12/15	5,150	3,196
Total outparcel dispositions		35	44.7		$18,750	$3,675

Gain recognized on sale of joint venture real estate (1)		—	—		—	5,671

Total dispositions		392	46.0		$49,800	$17,570

(1) Represents the net proceeds from a joint venture property sale to a third party in October 2015.
Approximately $19.0 million of the proceeds related to the Livonia Plaza disposition were placed into escrow at closing for the acquisition of Centennial Shops under an Internal Revenue Code Section 1031 exchange.

In August 2016, we conveyed the title to and interest in The Towne Center at Aquia to the mortgage lender for the property. At the time of conveyance, the outstanding balance of the mortgage loan was $11.8 million, resulting in a loss on extinguishment of debt of $0.8 million.

5. Impairment Provisions

We established provisions for impairment for the following consolidated assets:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Land available for development or sale (1)	$977	$2,521	$23,285
Income producing properties marketed for sale	—	—	4,580
Total	$977	$2,521	$27,865

During 2016, unforeseen increases in development costs and changes in associated sales price assumptions related to land held for development or sale resulted in an impairment provision of $1.0 million.
During 2015, unforeseen increases in development costs and changes in associated sales price assumptions related to land held for development or sale resulted in an impairment provision of $2.5 million
During 2014, changes to development plans and to estimated fair values triggered an impairment provision of $23.3 million associated with land available for development or sale. As well, the Company's decision to market for potential sale certain wholly-owned income producing properties resulted in an impairment provision of $4.6 million.
Refer to Note 1 under Accounting for the Impairment of Long-Lived Assets for a discussion of inputs used in determining the fair value of long-lived assets.

6. Equity Investments in Unconsolidated Joint Ventures

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

Combined financial information of our unconsolidated joint ventures is summarized as follows:

	December 31,
Balance Sheets	2016	2015
	(In thousands)
ASSETS
Investment in real estate, net	$43,995	$63,623
Other assets	3,712	4,230
Total Assets	$47,707	$67,853
LIABILITIES AND OWNERS' EQUITY
Other liabilities	$219	$750
Owners' equity	47,488	67,103
Total Liabilities and Owners' Equity	$47,707	$67,853

RPT's equity investments in unconsolidated joint ventures	$3,150	$4,325

	Years Ended December 31,
Statements of Operations	2016	2015	2014
	(In thousands)
Total revenue	$4,742	$10,297	$14,038
Total expenses	(3,030)	(7,113)	(10,848)
Gain on sale of real estate	—	9,237	740
Gain on extinguishment of debt	—	—	529
Net income from continuing operations	1,712	12,421	4,459
Discontinued operations (1)
Gain on sale of real estate (2)	371	3,025	—
Income (loss) from discontinued operations	492	857	(7,477)
Net income (loss) from discontinued operations	863	3,882	(7,477)
Net income (loss)	$2,575	$16,303	$(3,018)

RPT's share of earnings from unconsolidated joint ventures	$454	$17,696	$75

(1)	Discontinued operations reflects results of operations for those properties that meet the criteria for discontinued operations under ASU 2014-08.

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

Dispositions

The following table provides a summary of our unconsolidated joint venture property disposition activity during 2016 and 2015.

Property Name	Location	GLA	Ownership %	Date Sold	Gross Sales Price	Debt Repaid	Gain on Sale (at 100%)
	(In thousands)				(In thousands)
2016
Kissimmee West Shopping Center	Kissimmee, FL	116	7%	6/14/2016	$19,400	$—	$371
		116			$19,400	$—	$371

RPT proportionate share of gross sales price and gain on sale of joint venture property					$1,358	$—	$26

2015
Ramco 450 Venture LLC
Chester Springs	Chester, NJ	223	20%	10/8/2015	$53,781	$22,000	$3,025
Partners Portfolio - 7 Income Producing Properties	FL, GA, IL, OH, & MD	1,440	20%	7/21/2015	291,908	117,959	65,566
		1,663			$345,689	$139,959	$68,591

RPT proportionate share of gross sales price and gain on sale of joint venture property					$69,138	$27,992	$13,718

Ramco/Lion Venture LP
Millennium Park	Livonia, MI	273	30%	8/11/2015	$47,000	$29,658	$1,776
Village of Oriole Plaza	Delray Beach, FL	156	30%	3/24/2015	27,500	—	7,463
		429			$74,500	$29,658	$9,239

RPT proportionate share of gross sales price and gain on sale of joint venture property					$22,350	$8,897	$2,772

Joint Venture Management and Other Fee Income

We are engaged by certain of our joint ventures to provide asset management, property management, leasing and investing services for such ventures' respective properties.  We receive fees for our services, including property management fees calculated as a percentage of gross revenues received and recognize these fees as the services are rendered.
The following table provides information for our fees earned which are reported in our consolidated statements of operations:

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Management fees	$318	$1,149	$1,514
Leasing fees	118	311	315
Acquisition/disposition fees	45	108	—
Construction fees	48	185	230
Total	$529	$1,753	$2,059

7. Other Assets, Net and Acquired Lease Intangible Assets, Net

Other assets, net consisted of the following:

	December 31,
	2016	2015
	(In thousands)
Deferred leasing costs, net	$35,071	$35,282
Deferred financing costs on unsecured revolving credit facility, net	1,190	1,871
Acquired development agreements (1)	21,149	22,194
Ground leasehold intangible	2,198	—
Other, net	2,835	2,655
Total amortizable other assets	62,443	62,002
Straight-line rent receivable, net	18,794	17,366
Goodwill	2,089	2,089
Cash flow hedge mark-to-market asset	2,143	642
Prepaid and other deferred expenses, net	4,247	5,791
Other assets, net	$89,716	$87,890

(1)	Represents in-place public improvement fee of approximately $15.9 million and real estate tax exemption agreement of approximately $5.3 million associated with two properties acquired in 2014.
Straight-line rent receivables are recorded net of allowances of $3.2 million and $3.5 million at December 31, 2016 and 2015, respectively.
Acquired lease intangible assets, net consisted of the following:

	Years Ended December 31,
	2016	2015
	(In thousands)
Lease originations costs	$107,625	$119,181
Above market leases	12,393	13,994
	120,018	133,175
Accumulated amortization	(47,594)	(44,356)
Net acquired lease intangibles	$72,424	$88,819

Acquired lease intangible assets have a remaining weighted-average amortization period of 3.3 years as of December 31, 2016.  These intangible assets are being amortized over the lives of the applicable lease.  Amortization of lease origination costs is an increase to amortization expense and amortization of above-market leases is a reduction to minimum rent revenue over the applicable terms of the respective leases. Amortization of the above market lease asset resulted in a reduction of revenue of approximately $2.5 million, $3.1 million, and $2.7 million for the years ended December 31, 2016, 2015, and 2014, respectively.

Combined, amortizable other assets, net and acquired lease intangibles, net totaled $134.9 million. The following table represents estimated aggregate amortization expense related to those assets as of December 31, 2016:

Year Ending December 31,
(In thousands)
2017	$21,986
2018	18,127
2019	14,777
2020	12,167
2021	9,822
Thereafter	57,988
Total	$134,867

8. Debt

The following table summarizes our mortgages and notes payable and capital lease obligation as of December 31, 2016 and 2015:

	December 31,
	2016	2015
	(In thousands)
Senior unsecured notes	$535,000	$460,000
Unsecured term loan facilities	210,000	210,000
Fixed rate mortgages	160,718	322,457
Unsecured revolving credit facility	86,000	60,000
Junior subordinated notes	28,125	28,125
	1,019,843	1,080,582
Unamortized premium	5,120	6,935
Unamortized deferred financing costs	(3,740)	(3,806)
	$1,021,223	$1,083,711

Capital lease obligation	$1,066	$1,108

Senior unsecured notes and unsecured term loans

We completed the following financing transactions during 2016:

•
In July 2016, we entered into agreements to issue $75.0 million senior unsecured notes in a private placement offering. The notes have a 12-year term and are priced at a fixed interest rate of 3.64%. The notes were issued to extend the Company's maturity waterfall and reduce its average interest rate. The sale of the notes closed on November 30, 2016.

•
In March 2016, we executed an amendment extending the maturity of our $60.0 million unsecured term loan, originally maturing in 2018 to 2023 and entered into a forward starting interest rate swap agreement for an aggregate notional amount of $60.0 million.

Our $745.0 million of senior unsecured notes and unsecured term loans have interest rates ranging from 2.99% to 4.74% and are due at various maturity dates from May 2020 through November 2028.

Mortgages

During 2016 we had the following mortgage transactions:

•
In December 2016, we repaid two mortgage notes secured by certain properties totaling $125.9 million, with an average weighted interest rate of 5.49%. In conjunction with the mortgage repayments we recognized a cash loss on extinguishment of debt of approximately $0.4 million related to a pre-payment penalty and a non-cash benefit of approximately $0.1 million related to the write off of a mortgage premium.

•
In August 2016, we conveyed the title to and interest in The Towne Center at Aquia to the mortgage lender for the property. At the time of conveyance, the outstanding balance of the mortgage loan was $11.8 million, resulting in a loss on extinguishment of debt of $0.8 million.

•	In March 2016, we repaid a mortgage note secured by Troy Marketplace in the amount of $20.6 million, that had an interest rate of 5.90%.

Our $160.7 million of fixed rate mortgages have interest rates ranging from 2.86% to 7.38% and are due at various maturity dates from January 2018 through June 2026. The fixed rate mortgage notes are secured by mortgages on properties that have an approximate net book value of $360.9 million as of December 31, 2016.
We have no mortgage maturities until January 2018 and it is our intent to repay these mortgages using cash, borrowings under our unsecured line of credit, or other sources of financing.

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
Revolving Credit Facility
During 2016 we had net borrowings of $26.0 million on our revolving credit facility and had outstanding letters of credit issued under our revolving credit facility, not reflected in the accompanying consolidated balance sheets, totaling $0.5 million. These letters of credit reduce borrowing availability under our bank facility. As of December 31, 2016, $263.5 million was available to be drawn on our $350.0 million unsecured revolving credit facility subject to our compliance with certain covenants. As of December 31, 2016 the variable interest rate was 2.07%.

The revolving credit and term loan facilities contain financial covenants relating to total leverage, fixed charge coverage ratio, tangible net worth and various other calculations.  As of December 31, 2016, we were in compliance with these covenants.

Junior Subordinated Notes

Our junior subordinated notes have a variable rate of LIBOR plus 3.30%, for an effective rate of 4.19% at December 31, 2016.  The maturity date is January 2038.

Capital lease

At December 31, 2016 we had a capital ground lease at our Buttermilk Towne Center with the City of Crescent Springs, Kentucky with a gross carrying value of $13.2 million classified as land. Total amounts expensed as interest relating to this lease were $0.1 million, $0.1 million and $0.1 million for each of the years ended December 31, 2016, 2015, and 2014 respectively.

The following table presents scheduled principal payments on mortgages and notes payable and capital lease payments as of December 31, 2016:

Year Ending December 31,	Principal Payments	Capital Lease Payments
	(In thousands)
2017	$3,203	$100
2018 (1)	125,132	100
2019	5,860	100
2020	102,269	100
2021	114,508	100
Thereafter	668,871	1,100
Subtotal debt	1,019,843	1,600
Unamortized mortgage premium	5,120	—
Deferred financing costs	(3,740)	—
Amounts representing interest	—	(534)
Total	$1,021,223	$1,066

(1)	Scheduled maturities in 2018 include the $86.0 million balance on the unsecured revolving credit facility drawn as of December 31, 2016.
9. Acquired Lease Intangible Liabilities, Net

Acquired lease intangible liabilities, net were $63.7 million and $64.2 million as of December 31, 2016 and 2015, respectively. We completed one acquisition in 2016 and the purchase price allocation included $5.4 million of acquired lease intangible liabilities. The lease intangible liabilities relate to below-market leases and are being accreted over the applicable terms of the acquired leases, which resulted in an increase in revenue of $5.9 million, $5.8 million, and $4.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Derivative Assets and Liabilities

All of our derivative instruments are interest rate swaps for which quoted market prices are not readily available.  For those derivatives, we measure fair value on a recurring basis using valuation models that use primarily market observable inputs, such as yield curves.  We classify derivative instruments as Level 2.  Refer to Note 11 of notes to the consolidated financial statements for additional information on our derivative financial instruments.

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 and 2015.

	Balance Sheet location	Total Fair Value	Level 1	Level 2	Level 3
2016		(In thousands)
Derivative assets - interest rate swaps	Other assets	$2,143	$—	$2,143	$—
Derivative liabilities - interest rate swaps	Other liabilities	$(1,300)	$—	$(1,300)	$—
2015
Derivative assets - interest rate swaps	Other assets	$642	$—	$642	$—
Derivative liabilities - interest rate swaps	Other liabilities	$(2,241)	$—	$(2,241)	$—

The carrying values of cash and cash equivalents, restricted cash, receivables and accounts payable and accrued liabilities are reasonable estimates of their fair values because of the short maturity of these financial instruments.

We estimated the fair value of our debt based on our incremental borrowing rates for similar types of borrowing arrangements with the same remaining maturity and on the discounted estimated future cash payments to be made for other debt.  The discount rates used approximate current lending rates for loans or groups of loans with similar maturities and credit quality, assumes the debt is outstanding through maturity and considers the debt’s collateral (if applicable).  Since such amounts are estimates that are based on limited available market information for similar transactions, there can be no assurance that the disclosed value of any financial instrument could be realized by immediate settlement of the instrument.  Fixed rate debt (including variable rate debt swapped to fixed through derivatives) with carrying values of $905.7 million and $996.3 million as of December 31, 2016 and 2015, respectively, have fair values of approximately $900.3 million and $1.0 billion, respectively.  Variable rate debt’s fair value is estimated to be the carrying values of $114.1 million and $87.4 million as of December 31, 2016 and 2015, respectively. We classify our debt as Level 2.

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
The table below presents the recorded amount of assets at the time they were marked to fair value during the years ended December 31, 2016 and 2015 on a nonrecurring basis. We did not have any material liabilities that were required to be measured at fair value on a nonrecurring basis during the years ended December 31, 2016 and 2015.

Assets	Total Fair Value	Level 1	Level 2	Level 3	Total Impairment
	(In thousands)
2016
Land available for sale	$6,815	$—	$—	$6,815	$(977)
Total	$6,815	$—	$—	$6,815	$(977)
2015
Land available for sale	$453	—	—	$453	$(2,521)
Total	$453	$—	$—	$453	$(2,521)

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

11.  Derivative Financial Instruments

We utilize interest rate swap agreements for risk management purposes to reduce the impact of changes in interest rates on our variable rate debt. We may also enter into forward starting swaps to set the effective interest rate on planned fixed rate financing.  On the date we enter into an interest rate swap, the derivative is designated as a hedge against the variability of cash flows that are to be paid in connection with a recognized liability.  Subsequent changes in the fair value of a derivative designated as a cash flow hedge that is determined to be highly effective are recorded in other comprehensive income (“OCI”) until earnings are affected by the variability of cash flows of the hedged transaction. The differential between fixed and variable rates to be paid or received is accrued, as interest rates change, and recognized currently as interest expense in our consolidated statements of operations.  We assess effectiveness of our cash flow hedges both at inception and on an ongoing basis.  Our cash flow hedges become ineffective if critical terms of the hedging instrument and the debt do not perfectly match such as notional amounts, settlement dates, reset dates, calculation period and LIBOR rate. At December 31, 2016, all of our hedges were highly effective.

As of December 31, 2016, we had nine interest rate swap agreements in effect for an aggregate notional amount of $210.0 million converting our floating rate corporate debt to fixed rate debt. In addition we have entered into one forward starting interest rate swap agreements for an aggregate notional amount of $60.0 million. All of our interest rate swap agreements are designated as cash flow hedges The agreements provide for swapping one-month LIBOR interest rates ranging from 1.460% to 2.150% and have expirations ranging from October 2018 to March 2023.

The following table summarizes the notional values and fair values of our derivative financial instruments as of December 31, 2016:

Underlying Debt	Hedge Type	Notional Value	Fixed Rate	Fair Value	Expiration Date
		(In thousands)		(In thousands)
Derivative Assets
Unsecured term loan facility	Cash Flow	$50,000	1.460%	$185	05/2020
Unsecured term loan facility	Cash Flow	20,000	1.498%	177	05/2021
Unsecured term loan facility	Cash Flow	15,000	1.490%	138	05/2021
Unsecured term loan facility	Cash Flow	40,000	1.480%	429	05/2021
		$125,000		$929
Derivative Assets - Forward Swaps
Unsecured term loan facility	Cash Flow	60,000	1.770%	1,214	03/2023
Total Derivative Assets		$185,000		$2,143

Derivative Liabilities
Unsecured term loan facility	Cash Flow	$30,000	2.048%	$(457)	10/2018
Unsecured term loan facility	Cash Flow	25,000	1.850%	(291)	10/2018
Unsecured term loan facility	Cash Flow	5,000	1.840%	(58)	10/2018
Unsecured term loan facility	Cash Flow	15,000	2.150%	(296)	05/2020
Unsecured term loan facility	Cash Flow	10,000	2.150%	(198)	05/2020
Total Derivative Liabilities		$85,000		$(1,300)

The effect of derivative financial instruments on our consolidated statements of operations for the year ended December 31, 2016 and 2015 is summarized as follows:

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Loss Reclassified from Accumulated OCI	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationship	Year Ended December 31,		into Income	Year Ended December 31,
	2016	2015	(Effective Portion)	2016	2015
	(In thousands)			(In thousands)
Interest rate contracts - assets	$3,718	$1,008	Interest Expense	$(2,217)	$(902)
Interest rate contracts - liabilities	1,230	2,589	Interest Expense	(289)	(2,125)
Total	$4,948	$3,597	Total	$(2,506)	$(3,027)

12. Leases

Revenues

Approximate future minimum revenues from rentals under non-cancelable operating leases in effect at December 31, 2016, assuming no new or renegotiated leases or option extensions on lease agreements and no early lease terminations were as follows:

Year Ending December 31,
(In thousands)
2017	$181,697
2018	167,846
2019	147,880
2020	130,637
2021	107,892
Thereafter	347,640
Total	$1,083,592

Expenses

We have an operating lease for our corporate headquarters in Michigan for a term expiring in 2019. We recognized rent expense of $0.6 million, $0.6 million, and $0.6 million for the years ended December 31, 2016, 2015, and 2014, respectively.

We also have a ground lease at Centennial Shops located in Edina, Minnesota. The lease includes rent escalations throughout the lease period and expires in April 2105. We recognized rent expense of $0.2 million for the year ended December 31, 2016.

Approximate future rental payments under our non-cancelable leases, assuming no option extensions are as follows:

Year Ending December 31,
(In thousands)
2017	$1,485
2018	1,494
2019	1,285
2020	856
2021	856
Thereafter	96,139
Total	$102,115

13. Earnings per Common Share

The following table sets forth the computation of basic earnings per share (“EPS”):

	Year Ended December 31,
	2016	2015	2014
	(In thousands, except per share data)
Income (loss) from continuing operations	$61,112	$66,895	$(2,412)
Net (income) loss from continuing operations attributable to noncontrolling interest	(1,448)	(1,786)	48
Preferred share dividends and conversion costs	(6,701)	(7,338)	(7,250)
Allocation of continuing income to restricted share awards	(354)	(336)	(180)
Net income (loss) available to common shareholders	$52,609	$57,435	$(9,794)

Weighted average shares outstanding, Basic	79,236	78,848	72,118

Earnings (loss) per common share, Basic	$0.66	$0.73	$(0.14)

 The following table sets forth the computation of diluted EPS:

	Year Ended December 31,
	2016	2015	2014
	(In thousands, except per share data)
Income (loss) from continuing operations	$61,112	$66,895	$(2,412)
Net (income) loss from continuing operations attributable to noncontrolling interest	(1,448)	(1,786)	48
Preferred share dividends and conversion costs	(6,701)	(7,338)	(7,250)
Allocation of continuing income to restricted share awards	(354)	(336)	(180)
Net income (loss) available to common shareholders	$52,609	$57,435	$(9,794)

Weighted average shares outstanding, Basic	79,236	78,848	72,118
Stock options and restricted share awards using the treasury method (1)	199	187	—
Weighted average shares outstanding, Diluted (2)(3)	79,435	79,035	72,118

Earnings (loss) per common share, Diluted	$0.66	$0.73	$(0.14)

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

14. Shareholders’ Equity

Underwritten public offerings

In 2016 and 2015 we did not complete any underwritten public offerings.

Controlled equity offerings

In June 2016, we terminated our previous controlled equity offering arrangement and commenced a new distribution agreement that registered up to 8.0 million common shares for issuance from time to time, in our sole discretion. The shares issuable in the new distribution agreement are registered with the Securities and Exchange Commission on our registration statement on Form S-3 (No. 333-211925).

In 2015, through our previous controlled equity offering we issued 0.9 million common shares at an average price of $19.28 and received approximately $17.1 million in net proceeds, after sales commissions and fees of $0.3 million.

Non-Controlling Interests

As of December 31 2016 we had 1,917,329 OP Units outstanding. OP Unit holders are entitled to exchange their units for our common shares on a 1:1 basis or for cash.  The form of payment is at our election. During 2016, 84,132 units were converted for cash in the amount of $1.5 million.

Preferred Shares

As of December 31, 2016 we had 1,848,539 shares of 7.25% Series D Cumulative Convertible Preferred Shares (“Preferred Shares”) outstanding that have a liquidation preference of $50 per share and par value $0.01 per share. The Preferred Shares are convertible at any time by the holders to our common shares at a conversion rate of $13.94 per share. The conversion rate is adjusted quarterly. The Preferred Shares are also convertible under certain circumstances at our election. The holders of the Preferred Shares have no voting rights. At December 31, 2016, the Preferred Shares were convertible into approximately 6.6 million shares of common stock.

In April 2015, holders of preferred shares converted Preferred Shares with a liquidation preference of $7.6 million into 532,628 common shares pursuant to the terms of the securities and in that connection we incurred conversion costs of approximately $0.5 million.

The following table provides a summary of dividends declared and paid per share:

	Year Ended December 31,
	2016		2015		2014
	Declared	Paid	Declared	Paid	Declared	Paid

Common shares	$0.860	$0.850	$0.820	$0.810	$0.775	$0.763
Preferred shares	$3.625	$3.625	$3.625	$3.625	$3.625	$3.625

A summary of the income tax status of dividends per share paid is as follows:

	Year Ended December 31,
	2016	2015	2014
Common shares
Ordinary dividend	$0.640	$0.658	$0.715
Capital gain distribution	0.160	—	0.060
Non-dividend distribution	—	0.162
	$0.800	$0.820	$0.775
7.25% Series D Cumulative Convertible Preferred Shares
Ordinary dividend	$2.881	$3.625	$3.342
Capital gain distribution	0.744	—	0.283
	$3.625	$3.625	$3.625

The fourth quarter 2016 distribution is treated as paid in two tax years for income tax purposes, $0.160 is treated as paid on December 31, 2016 and $0.060 is treated as paid on January 3, 2017, which accounts for the variance between the dividend declared of $0.860 for the year ended December 31, 2016 and the tax status of $0.800.

Dividend reinvestment plan

We have a dividend reinvestment plan that allows for participating shareholders to have their dividend distributions automatically invested in additional shares of beneficial interest based on the average price of the shares acquired for the distribution.

15.  Share-Based Compensation and Other Benefit Plans

Incentive and Stock Option Plans

As of December 31, 2016 we have one share-based compensation plan in effect, the 2012 Omnibus Long-Term Incentive Plan (“2012 LTIP”). Under the plan our compensation committee may grant, subject to performance conditions as specified by the compensation committee, restricted shares, restricted share units, options and other awards for up to 2.0 million of our common shares, units or stock options, of which 1.4 million is available for issuance as of December 31, 2016.

The following share-based compensation plans have been terminated, except with respect to awards outstanding under each plan:

•
The 2009 Omnibus Long-Term Incentive Plan ("2009 LTIP") which allowed for the grant of restricted shares, restricted share units, options and other awards to trustees, officers and other key employees;

•	The 2008 Restricted Share Plan for Non-Employee Trustees (the "Trustees' Plan") which allowed for the grant of restricted shares to non-employee trustees of the Company;

•	2003 LTIP which allowed for the grant of stock options to our executive officers and employees. As of December 31, 2016, there were 47,140 options exercisable; and

•
2003 Non-Employee Trustee Stock Option Plan – this plan provided for the annual grant of options to purchase our shares to our non-employee trustees.  As of December 31, 2016, there were 10,000 options exercisable.

We recognized total share-based compensation expense of $3.4 million, $1.6 million, and $4.6 million for 2016, 2015, and 2014, respectively.

Restricted Stock Share-Based Compensation

Beginning in 2012 the compensation committee determined that the LTIP award would consist of 50% service based restricted shares and 50% performance-based cash awards. The service-based restricted share awards include a five year vesting period and the compensation expense is recognized on a graded vesting basis.  We recognized expense related to restricted share grants of $2.9 million for the year ended December 31, 2016, $1.9 million for year ended December 31, 2015 and $2.1 million for the year ended December 31, 2014.

The performance shares are earned subject to a future performance measurement based on a three-year shareholder return peer comparison (the “TSR Grants”). If the performance criterion is met the actual value of the grant earned will be determined and 50% of the award will be paid in cash immediately while the balance will be paid in cash the following year. We recognized a compensation expense of $0.5 million, compensation benefit of $0.4 million and compensation expense of $2.5 million related to the cash awards recorded during the years ended December 31, 2016, 2015 and 2014, respectively.

Pursuant to ASC 718 – Stock Compensation, we determine the grant date fair value of TSR Grants, and any subsequent re-measurements, based upon a Monte Carlo simulation model.  We recognize the compensation expense ratably over the requisite service period and we are required to re-value the performance cash awards at the end of each quarter. We use the same methodology as was used at the initial grant date and adjust the compensation expense accordingly.  If it is determined that the performance criteria will not be met, compensation expense previously recognized is reversed.

A summary of the activity of service based restricted shares under the LTIP for the years ended December 31, 2016, 2015 and 2014 is presented below:

	2016		2015		2014
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding, beginning of the year	327,732	$16.39	365,524	$14.92	375,813	$13.71
Granted	130,890	17.80	180,914	17.77	286,954	16.70
Vested	(124,187)	15.88	(176,816)	14.29	(281,851)	12.69
Forfeited or expired	(6,892)	16.76	(41,890)	16.17	(15,392)	14.69
Outstanding, end of the year	327,543	17.02	327,732	16.39	365,524	14.92

As of December 31, 2016 there was approximately $4.2 million of total unrecognized compensation cost related to non-vested restricted share awards granted under our various share-based plans that we expect to recognize over a weighted average period of 4.2 years.

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

No options were granted under the LTIP in the years ended December 31, 2016, 2015 and 2014.

The following table reflects the stock option activity for all plans described above:

	2016		2015		2014
	Shares Under Option	Weighted-Average Exercise Price	Shares Under Option	Weighted-Average Exercise Price	Shares Under Option	Weighted-Average Exercise Price
Outstanding, beginning of the year	107,165	$32.13	155,248	$30.94	190,993	$30.34
Exercised	—	$—	—	$—	—	$—
Forfeited or expired	(50,025)	$29.21	(48,083)	$28.29	(35,745)	$27.73
Outstanding, end of the year	57,140	$34.69	107,165	$32.13	155,248	$30.94
Exercisable, end of the year	57,140	$34.69	107,165	$32.13	155,248	$30.94

The following table summarizes information about options outstanding at December 31, 2016:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Exercisable	Weighted-Average Exercise Price

$34.30 - $36.50	57,140	0.2	$34.69	57,140	$34.69

Other Benefit Plan

The Company has a defined contribution profit sharing plan and trust (the "Plan") with a qualified cash or deferred 401(k) arrangement covering all employees. Participation in the Plan is discretionary for all full-time employees who have attained the age of 21. The entry date eligibility is the first pay date of a quarter following the date of hire. Our expense for the years ended December 31, 2016, 2015 and 2014 was approximately $0.2 million, $0.2 million and $0.2 million, respectively.

16.  Taxes
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

As of December 31, 2016, we had a federal and state deferred tax asset of $11.1 million and a valuation allowance of $11.1 million, which represents an increase of $0.4 million from December 31, 2015. Our deferred tax assets, such as net operating losses and land basis differences, are reduced by an offsetting valuation allowance where there is uncertainty regarding their realizability. We believe that it is more likely than not that the results of future operations will not generate sufficient taxable income to recognize the deferred tax assets. These future operations are primarily dependent upon the profitability of our TRSs, the timing and amounts of gains on land sales, and other factors affecting the results of operations of the TRSs.

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

During the years ended December 31, 2016, 2015 and 2014, we recorded an income tax provision of approximately $299,000, $339,000, and $54,000, respectively.

We had no unrecognized tax benefits as of or during the three year period ended December 31, 2016.  We expect no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2016.  No material interest or penalties relating to income taxes were recognized in the statement of operations for the years ended December 31, 2016, 2015, and 2014 or in the consolidated balance sheets as of December 31, 2016, 2015, and 2014.  It is our accounting policy to classify interest and penalties relating to unrecognized tax benefits as tax expense.  As of December 31, 2016, returns for the calendar years 2013 through 2016 remain subject to examination by the Internal Revenue Service (“IRS”) and various state and local tax jurisdictions.  As of December 31, 2016, certain returns for calendar year 2012 also remain subject to examination by various state and local tax jurisdictions.

Sales Tax

We collect various taxes from tenants and remit these amounts, on a net basis, to the applicable taxing authorities.

17.  Commitments and Contingencies

Construction Costs

In connection with the development and expansion of various shopping centers as of December 31, 2016, we had entered into agreements for construction costs of approximately $5.9 million.

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
18.  Subsequent Events

We have evaluated subsequent events through the date that the consolidated financial statements were issued.

Subsequent to year-end, the Company sold one Michigan shopping center and agreed to sell another for a combined total of $28.5 million.

In addition, the Company also acquired two high-quality shopping centers for $167.4 million.
19.  Selected Quarterly Financial Data (Unaudited)

The following table sets forth summarized quarterly financial data for the year ended December 31, 2016:

	Quarters Ended 2016
	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)
Total revenue	$66,512	$65,884	$64,080	$64,454
Operating income	$17,219	$19,115	$16,669	$17,905
Net income attributable to RPT	$11,845	$27,363	$13,545	$6,911
Net income available to common shareholders	$10,170	$25,688	$11,870	$5,235
Earnings per common share, basic: (1)	$0.13	$0.32	$0.15	$0.07
Earnings per common share, diluted:(1)	$0.13	$0.32	$0.15	$0.07

(1)	EPS amounts are based on weighted average common shares outstanding during the quarter and, therefore, may not agree with the EPS calculated for the year ended December 31, 2016.

The following table sets forth summarized quarterly financial data for the year ended December 31, 2015:

	Quarters Ended 2015
	March 31 (1)	June 30 (1)	September 30 (1)	December 31 (1)
	(In thousands, except per share amounts)
Total revenue	$59,417	$59,735	$64,060	$68,578
Operating income	$14,631	$15,910	$18,854	$16,102
Net income attributable to RPT	$9,667	$7,090	$33,666	$14,686
Net income (loss) available to common shareholders	$7,885	$4,915	$31,991	$13,010
Earnings per common share, basic: (1)	$0.10	$0.06	$0.39	$0.16
Earnings per common share, diluted:(1)	$0.10	$0.06	$0.38	$0.16

(1)	EPS amounts are based on weighted average common shares outstanding during the quarter and, therefore, may not agree with the EPS calculated for the year ended December 31, 2015.

RAMCO-GERSHENSON PROPERTIES TRUST
SCHEDULE III
SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2016
(in thousands of dollars)

			INITIAL COST TO COMPANY		Capitalized Subsequent to Acquisition or Improvements, Net of Impairments	GROSS AMOUNTS AT WHICH CARRIED AT CLOSE OF PERIOD
Property	Location	Encumbrances	Land	Building & Improvements		Land	Building & Improvements	Total	Accumulated Depreciation	Date Constructed	Date Acquired
Auburn Mile	MI	$—	$15,704	$—	$(9,168)	$5,918	$619	$6,537	$391	2000	1999
Bridgewater Falls	OH	56,518	9,831	76,446	(108)	9,831	76,339	86,170	6,252	2005/2007	2014
Buttermilk Towne Center	KY	—	13,249	21,103	(265)	13,249	20,838	34,087	1,762	2005	2014
Centennial Shops	MN	—	—	29,639	5	—	29,644	29,644	240	2008	2016
Central Plaza	MO	—	10,250	10,909	12	10,250	10,921	21,171	1,736	1970	2012
Clinton Pointe	MI	—	1,175	10,499	538	1,176	11,036	12,212	3,768	1992	2003
Clinton Valley	MI	—	1,500	13,498	11,417	1,625	24,791	26,416	10,864	1977/1985	1996
Coral Creek Shops	FL	—	1,565	14,085	1,868	1,572	15,946	17,518	5,468	1992	2002
Crofton Centre	MD	—	8,012	22,774	366	8,012	23,140	31,152	1,159	1974	2015
Crossroads Centre	OH	3,447	5,800	20,709	2,647	4,903	24,252	29,155	10,821	2001	2001
Cypress Point	FL	—	2,968	17,637	958	2,968	18,596	21,564	2,221	1983	2013
Deer Creek Shopping Center	MO	—	6,070	18,105	230	6,070	18,336	24,406	2,117	1970's/2013	2013
Deer Grove Centre	IL	—	8,408	8,197	5,879	8,408	14,077	22,485	1,680	1997	2013
Deerfield Towne Center	OH	—	6,868	78,551	4,329	6,868	82,880	89,748	9,300	2004/2007	2013
East Town Plaza	WI	—	1,768	16,216	3,597	1,768	19,813	21,581	7,590	1992	2000
Front Range Village	CO	—	20,910	80,600	1,679	20,910	82,279	103,189	6,263	2008	2014
Gaines Marketplace	MI	—	226	6,782	3,487	2,926	7,570	10,496	2,240	2004	2004
Harvest Junction North	CO	—	8,254	25,232	5,735	7,167	32,054	39,221	3,636	2006	2012
Harvest Junction South	CO	—	6,241	22,856	131	6,241	22,987	29,228	2,969	2006	2012
Heritage Place	MO	—	13,899	22,506	1,003	13,899	23,508	37,407	4,511	1989	2011
Holcomb Center	GA	—	658	5,953	9,843	658	15,795	16,453	6,715	1986	1996
Hoover Eleven	MI	—	3,308	29,778	4,239	3,304	34,021	37,325	11,241	1989	2003
Hunters Square	MI	—	7,673	52,774	6,333	7,652	59,128	66,780	6,424	1988	2013
Jackson Crossing	MI	22,730	3,347	24,261	19,175	3,347	43,436	46,783	16,937	1967	1996
Jackson West	MI	—	2,806	6,270	6,639	2,691	13,023	15,714	6,079	1996	1996
Lakeland Park Center	FL	—	15,365	—	34,666	15,365	34,666	50,031	2,905	2014	2008
Liberty Square	IL	—	2,670	11,862	(69)	2,665	11,798	14,463	2,500	1987	2010
Marketplace of Delray	FL	—	7,922	18,910	1,995	7,922	20,905	28,827	2,532	1981/2010	2013
Market Plaza	IL	14,634	9,391	22,682	65	9,391	22,747	32,138	1,179	1965/2009	2015
Merchants' Square	IN	—	4,997	18,346	2,185	4,997	20,530	25,527	4,228	1970	2010
Millennium Park	MI	—	5,886	35,420	88	5,886	35,508	41,394	1,899	2000	2015

			INITIAL COST TO COMPANY		Capitalized Subsequent to Acquisition or Improvements, Net of Impairments	GROSS AMOUNTS AT WHICH CARRIED AT CLOSE OF PERIOD
Property	Location	Encumbrances	Land	Building & Improvements		Land	Building & Improvements	Total	Accumulated Depreciation	Date Constructed	Date Acquired
Mission Bay	FL	—	33,975	48,159	9,924	33,975	58,083	92,058	6,033	1989	2013
Mount Prospect Plaza	IL	—	11,633	21,767	1,257	11,633	23,024	34,657	3,055	1958/1987/2012	2013
Nagawaukee Shopping Center	WI	7,373	7,549	30,898	179	7,549	31,077	38,626	3,643	1994/2004/2008	2012/2013
New Towne Plaza	MI	—	817	7,354	5,858	817	13,212	14,029	5,664	1975	1996
Oak Brook Square	MI	—	955	8,591	(770)	955	7,821	8,776	—	1982	1996
Olentangy Plaza	OH	—	4,283	20,774	341	4,283	21,116	25,399	1,357	1981	2015
Parkway Shops	FL	—	3,145	—	21,495	5,902	18,739	24,641	1,868	2013	2008
Peachtree Hill	GA	—	7,517	17,062	199	7,517	17,261	24,778	992	1986	2015
Promenade at Pleasant Hill	GA	—	3,891	22,520	6,105	3,440	29,076	32,516	7,938	1993	2004
River City Marketplace	FL	—	19,768	73,859	9,345	11,140	91,832	102,972	26,340	2005	2005
Rivertowne Square	FL	—	954	8,587	2,115	954	10,703	11,657	3,721	1980	1998
Rolling Meadows	IL	—	4,393	5,252	56	4,393	5,308	9,701	372	1956/2009	2015
Roseville Towne Center	MI	—	1,403	13,195	3,460	582	17,476	18,058	7,326	1963	1996
Rossford Pointe	OH	—	796	3,087	1,766	797	4,851	5,648	1,618	2006	2005
Shoppes of Lakeland	FL	—	5,503	20,236	968	5,503	21,203	26,706	2,607	1985	1996
Shops at Old Orchard	MI	—	2,864	16,698	636	2,864	17,334	20,198	1,957	1972/2011	2013
Southfield Plaza	MI	—	1,121	10,777	959	1,121	11,736	12,857	6,801	1969	1996
Spring Meadows Place (1)	OH	27,366	2,646	16,758	15,331	5,041	29,694	34,735	9,689	1987	1996
Tel-Twelve	MI	—	3,819	43,181	32,433	3,819	75,614	79,433	34,861	1968	1996
The Crossroads	FL	—	1,850	16,650	1,125	1,857	17,768	19,625	6,325	1988	2002
The Shoppes at Fox River	WI	—	8,534	26,227	18,038	9,750	43,049	52,799	5,619	2009	2010
The Shops on Lane Avenue	OH	28,650	4,848	51,273	2,527	4,848	53,800	58,648	2,665	1952/2004	2015
Town & Country Crossing	MO	—	8,395	26,465	7,623	8,395	34,088	42,483	4,588	2008	2011
Treasure Coast Commons	FL	—	2,924	10,644	(2,156)	2,924	8,488	11,412	1,102	1996	2013
Troy Marketplace	MI	—	4,581	19,041	150	4,581	19,191	23,772	2,113	2000/2010	2013
Troy Marketplace II	MI	—	3,790	10,292	588	3,790	10,880	14,670	1,870	2000/2010	2013
Village Lakes Shopping Center	FL	—	862	7,768	6,796	862	14,564	15,426	5,231	1987	1997
Village Plaza	FL	—	2,531	12,688	1,603	2,531	14,291	16,822	1,519	1989	2013
Vista Plaza	FL	—	3,667	16,769	403	3,667	17,172	20,839	1,933	1998	2013
West Broward	FL	—	5,339	11,521	398	5,339	11,919	17,258	1,314	1965	2013
West Allis Towne Centre	WI	—	1,866	16,789	14,880	1,866	31,669	33,535	12,214	1987	1996
West Oaks I	MI	—	1,058	10,746	21,053	2,826	30,031	32,857	8,112	1979	1996
West Oaks II	MI	—	1,391	12,519	7,325	1,391	19,844	21,235	9,317	1986	1996
Winchester Center	MI	—	5,667	18,559	6,328	5,667	24,887	30,554	2,541	1980	2013
Woodbury Lakes	MN	—	10,411	55,635	5,055	10,412	60,688	71,100	5,272	2005	2014
Land Held for Future Development (2)	Various	—	28,266	14,026	(15,112)	26,805	375	27,180	—	N/A	N/A
Land Available for Sale (3)	Various	—	10,931	27,252	(31,995)	6,188	—	6,188	—	N/A	N/A
TOTALS		$160,718	$430,664	$1,496,219	$275,785	$413,623	$1,789,047	$2,202,670	$345,204
(1) The property's mortgage loan is cross-collateralized with West Oaks II.
(2) Primarily in Hartland, MI, Lakeland, FL and Jacksonville, FL.
(3) Primarily in Hartland, MI.

SCHEDULE III
REAL ESTATE INVESTMENT AND ACCUMULATED DEPRECIATION
December 31, 2016

	Year ended December 31,
	2016	2015	2014
	(In thousands)
Reconciliation of total real estate carrying value:
Balance at beginning of year	$2,245,100	$2,008,687	$1,727,191
Additions during period:
Acquisition	29,694	234,018	289,340
Improvements	62,927	57,046	70,982
Deductions during period:
Cost of real estate sold/written off	(127,343)	(52,130)	(50,961)
Impairment	(977)	(2,521)	(27,865)
Reclassification to held for sale	(6,731)	—	—
Balance at end of year	$2,202,670	$2,245,100	$2,008,687
Reconciliation of accumulated depreciation:
Balance at beginning of year	$331,520	$287,177	$253,292
Depreciation Expense	63,085	59,602	50,081
Cost of real estate sold/written off	(42,670)	(15,259)	(16,196)
Reclassification to held for sale	(6,731)	—	—
Balance at end of year	$345,204	$331,520	$287,177

Aggregate cost for federal income tax purposes	$2,326,027	$2,366,608	$2,115,287