Form 10-Q
period 2017-03-31
RAMCO GERSHENSON PROPERTIES TRUST
filed 2017-05-04
CIK 842183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended March 31, 2017

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

Yes   ☒                       No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐                       No  ☒

Number of common shares of beneficial interest ($0.01 par value) of the registrant outstanding as of April 27, 2017: 79,343,429

PART 1 – FINANCIAL INFORMATION
Item 1.  Unaudited Condensed Consolidated Financial Statements

RAMCO-GERSHENSON PROPERTIES TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	March 31, 2017	December 31, 2016
	(unaudited)
ASSETS
Income producing properties, at cost:
Land	$420,450	$374,889
Buildings and improvements	1,861,025	1,757,781
Less accumulated depreciation and amortization	(358,979)	(345,204)
Income producing properties, net	1,922,496	1,787,466
Construction in progress and land available for development or sale	63,341	61,224
Real estate held for sale	—	8,776
Net real estate	1,985,837	1,857,466
Equity investments in unconsolidated joint ventures	2,855	3,150
Cash and cash equivalents	4,486	3,582
Restricted cash and escrows	31,785	11,144
Accounts receivable (net of allowance for doubtful accounts of $1,914 and $1,861 as of March 31, 2017 and December 31, 2016, respectively)	26,888	24,016
Acquired lease intangibles, net	80,965	72,424
Other assets, net	93,342	89,716
TOTAL ASSETS	$2,226,158	$2,061,498

LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable, net	$1,192,312	$1,021,223
Capital lease obligation	1,066	1,066
Accounts payable and accrued expenses	51,404	57,357
Acquired lease intangibles, net	68,903	63,734
Other liabilities	6,488	6,800
Distributions payable	19,653	19,627
TOTAL LIABILITIES	1,339,826	1,169,807

Commitments and Contingencies

Ramco-Gershenson Properties Trust ("RPT") Shareholders' Equity:
Preferred shares, $0.01 par, 2,000 shares authorized: 7.25% Series D Cumulative Convertible Perpetual Preferred Shares, (stated at liquidation preference $50 per share), 1,849 shares issued and outstanding as of March 31, 2017 and December 31, 2016	92,427	92,427
Common shares of beneficial interest, $0.01 par, 120,000 shares authorized, 79,343 and 79,272 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	793	793
Additional paid-in capital	1,158,590	1,158,430
Accumulated distributions in excess of net income	(388,048)	(381,912)
Accumulated other comprehensive income	1,691	985
TOTAL SHAREHOLDERS' EQUITY ATTRIBUTABLE TO RPT	865,453	870,723
Noncontrolling interest	20,879	20,968
TOTAL SHAREHOLDERS' EQUITY	886,332	891,691

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,226,158	$2,061,498

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)
	Three Months Ended March 31,
	2017	2016
REVENUE
Minimum rent	$49,437	$48,396
Percentage rent	238	302
Recovery income from tenants	16,891	16,746
Other property income	1,106	958
Management and other fee income	153	110
TOTAL REVENUE	67,825	66,512

EXPENSES
Real estate taxes	10,993	10,308
Recoverable operating expense	7,608	8,080
Non-recoverable operating expense	1,148	1,394
Depreciation and amortization	22,817	23,847
Acquisition costs	—	59
General and administrative expense	6,451	5,605
Provision for impairment	5,717	—
TOTAL EXPENSES	54,734	49,293

OPERATING INCOME	13,091	17,219

OTHER INCOME AND EXPENSES
Other expense, net	(311)	(347)
Gain on sale of real estate	11,375	6,525
Earnings from unconsolidated joint ventures	86	109
Interest expense	(10,799)	(11,302)
INCOME BEFORE TAX	13,442	12,204
Income tax provision	(28)	(62)
NET INCOME	13,414	12,142
Net income attributable to noncontrolling partner interest	(316)	(297)
NET INCOME ATTRIBUTABLE TO RPT	13,098	11,845
Preferred share dividends	(1,675)	(1,675)
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$11,423	$10,170

EARNINGS PER COMMON SHARE
Basic	$0.14	$0.13
Diluted	$0.14	$0.13

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	79,299	79,194
Diluted	79,481	79,372

Cash Dividend Declared per Common Share	0.22	0.21

OTHER COMPREHENSIVE INCOME
Net income	$13,414	$12,142
Other comprehensive gain (loss):
Gain (loss) on interest rate swaps	723	(4,777)
Comprehensive income	14,137	7,365
Comprehensive income attributable to noncontrolling interest	(333)	(180)
COMPREHENSIVE INCOME ATTRIBUTABLE TO RPT	$13,804	$7,185

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
For the Three Months Ended March 31, 2017
(In thousands)
(Unaudited)

	Shareholders' Equity of Ramco-Gershenson Properties Trust
	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Shareholders’ Equity
Balance, December 31, 2016	$92,427	$793	$1,158,430	$(381,912)	$985	$20,968	$891,691
Issuance of common shares, net of issuance costs	—	—	(24)	—	—	—	(24)
Share-based compensation and other expense, net of shares withheld for employee taxes	—	—	184	—	—	—	184
Dividends declared to common shareholders	—	—	—	(17,458)	—	—	(17,458)
Dividends declared to preferred shareholders	—	—	—	(1,675)	—	—	(1,675)
Distributions declared to noncontrolling interests	—	—	—	—	—	(422)	(422)
Dividends declared to deferred shares	—	—	—	(101)	—	—	(101)
Other comprehensive income adjustment	—	—	—	—	706	17	723
Net income	—	—	—	13,098	—	316	13,414
Balance, March 31, 2017	$92,427	$793	$1,158,590	$(388,048)	$1,691	$20,879	$886,332

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAMCO GERSHENSON PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
OPERATING ACTIVITIES
Net income	$13,414	$12,142
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,817	23,847
Amortization of deferred financing fees	346	380
Income tax provision	28	62
Earnings from unconsolidated joint ventures	(86)	(109)
Distributions received from operations of unconsolidated joint ventures	374	58
Provision for impairment	5,717	—
Gain on sale of real estate	(11,375)	(6,525)
Amortization of premium on mortgages, net	(292)	(468)
Service-based restricted share expense	645	641
Long-term incentive cash and equity compensation (benefit) expense	(118)	409
Changes in assets and liabilities:
Accounts receivable, net	(2,872)	1,388
Acquired lease intangibles and other assets, net	277	1,602
Accounts payable, acquired lease intangibles and other liabilities	(3,388)	(6,661)
Net cash provided by operating activities	25,487	26,766

INVESTING ACTIVITIES
Acquisition of real estate	(164,763)	—
Development and capital improvements	(13,656)	(17,306)
Net proceeds from sales of real estate	1,292	12,681
Change in restricted cash	1,489	(21)
Net cash used in investing activities	(175,638)	(4,646)

FINANCING ACTIVITIES
Repayments of mortgages and notes payable	(806)	(21,497)
Proceeds on revolving credit facility	178,000	16,000
Repayments on revolving credit facility	(6,000)	—
Payment of deferred financing costs	—	(374)
Proceeds, net of costs, from issuance of common stock	(24)	—
Shares used for employee taxes upon vesting of awards	(485)	(431)
Dividends paid to preferred shareholders	(1,675)	(1,675)
Dividends paid to common shareholders	(17,533)	(16,710)
Distributions paid to operating partnership unit holders	(422)	(422)
Net cash provided by (used in) financing activities	151,055	(25,109)

Net change in cash and cash equivalents	904	(2,989)
Cash and cash equivalents at beginning of period	3,582	6,644
Cash and cash equivalents at end of period	$4,486	$3,655

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest (net of capitalized interest of $54 and $204 in 2017 and 2016, respectively)	$6,714	$9,431
Proceeds from dispositions held in escrow	$26,130	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Organization and Basis of Presentations

Organization

Ramco-Gershenson Properties Trust, together with its subsidiaries (the “Company” or "RPT"), is a real estate investment trust (“REIT”) engaged in the business of owning, developing, redeveloping, acquiring, managing and leasing large multi-anchored shopping centers primarily in a number of the largest metropolitan markets in the central United States.  As of March 31, 2017, our property portfolio consisted of 65 wholly owned shopping center comprising approximately 15.0 million square feet. We also have ownership interests of 7%, 20% and 30%, respectively, in three joint ventures. Our joint ventures are reported using equity method accounting. We earn fees from the joint ventures for managing, leasing and redeveloping the shopping centers they own. In addition, we own interests in several land parcels that are available for development or sale. Most of our properties are anchored by supermarkets and/or national chain stores.  Our credit risk, therefore, is concentrated in the retail industry.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and our majority owned subsidiary, the Operating Partnership, Ramco-Gershenson Properties, L.P. (the "OP") (97.6% owned by the Company at March 31, 2017 and December 31, 2016, respectively), and all wholly-owned subsidiaries, including entities in which we have a controlling financial interest.

We have elected to be a REIT for federal income tax purposes.  All intercompany balances and transactions have been eliminated in consolidation.  The information furnished is unaudited and reflects all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.  These condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Recently Adopted Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-01, "Clarifying the Definition of a Business" ("ASU 2017-01"). ASU 2017-01 changes the definition of a business to exclude acquisitions where substantially all of the fair value of the assets acquired are concentrated in a single identifiable asset or a group of similar identifiable assets. While there are various differences between the accounting for an asset acquisition and a business combination, the largest impact is certain transaction costs are capitalized for asset acquisitions rather than expensed when they are considered business combinations. ASU 2017-01 is effective January 1, 2019, however the Company early adopted this standard during the first quarter of 2017.

In March 2016, the FASB updated ASC Topic 718 "Compensation - Stock Compensation" with ASU 2016-09 "Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"). ASU 2016-09 simplifies several aspects of share-based payment award transactions, including tax consequences, classification of awards and the classification on the statement of cash flows. ASU 2016-09 is effective for annual periods (including interim periods within those periods) beginning after December 15, 2016. The adoption of this standard resulted in classifying cash paid by the Company to taxing authorities when directly withholding shares upon vesting as financing activities in the consolidated statements of cash flows.

Recent Accounting Pronouncements

In February 2017, the FASB issued ASU 2017-05 "Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets" ("ASU 2017-05"). ASU 2017-05 clarifies that a financial asset is within the scope of Subtopic 610-20 if it meets the definition of an in substance nonfinancial asset. ASU 2017-05 also defines the term in substance nonfinancial asset. It is effective for annual periods beginning after December 15, 2017. The adoption of this standard is not anticipated to have a material impact on the consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04 "Simplifying the Test for Goodwill Impairment" ("ASU 2017-04"). ASU 2017-04 simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. ASU 2017-04 is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not anticipate the adoption of ASU 2017-04 will have a material impact on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15 "Classification of Certain Cash Receipts and Cash Payments" ("ASU 2016-15"), which clarifies the treatment of several cash flow categories. In addition, ASU 2016-15 clarifies that when cash receipts and cash payments have aspects of more than one class of cash flows and cannot be separated, classification will depend on the predominant source or use. This update is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted, including adoption in an interim period. We are currently evaluating the guidance and have not determined the impact this standard may have on our consolidated financial statements.

In June 2016, the FASB updated Accounting Standards Codification ("ASC") Topic 326 "Financial Instruments - Credit Losses" with ASU 2016-13 “Measurement of Credit Losses on Financial Instruments” ("ASU 2016-13"). ASU 2016-13 enhances the methodology of measuring expected credit losses to include the use of forward-looking information to better inform credit loss estimates. ASU 2016-13 is effective for annual periods (including interim periods within those periods) beginning after December 15, 2019. We are currently evaluating the guidance and have not determined the impact this standard may have on our consolidated financial statements.

In February 2016, the FASB updated ASC Topic 842 "Leases" ("ASU 2016-02"). ASU 2016-02 requires lessees to record operating and financing leases as assets and liabilities on the balance sheet and lessors to expense costs that are not direct leasing costs. ASU 2016-02 is effective for periods beginning after December 15, 2018, with early adoption permitted upon issuance using a modified retrospective approach. We are currently evaluating the effect that ASU 2016-02 will have on our consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"). ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing GAAP revenue recognition guidance as well as impact the existing GAAP guidance governing the sale of non-financial assets. The standard’s core principle is that a company will recognize revenue when it satisfies performance obligations, by transferring promised goods or services to customers, in an amount that reflects the consideration to which the company expects to be entitled in exchange for fulfilling those performance obligations. In doing so, companies will need to exercise more judgment and make more estimates than under existing GAAP guidance. ASU 2014-09 will be effective for public entities for annual and interim reporting periods beginning after December 15, 2017 and early adoption is permitted in periods ending after December 15, 2016. We have not yet selected a transition method nor have we determined the effect of ASU 2014-09 on our consolidated financial statements.

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

For the three months ended March 31, 2017, we recorded an impairment provision totaling $5.7 million on shopping centers classified as income producing. The adjustment was triggered by changes in the associated market price and expected hold period assumptions related to these shopping centers. To estimate fair value, we use discounted cash flow models that include assumptions of the discount rates that market participants would use in pricing an asset or market pricing from potential or comparable transactions.

Land available for development or sale includes real estate projects where vertical construction has yet to commence, but which have been identified by us and are available for future development when market conditions dictate the demand for a new shopping center. The viability of all projects under construction or development, including those owned by unconsolidated joint ventures, is regularly evaluated under applicable accounting requirements, including requirements relating to abandonment of assets or changes in use.  Land available for development or sale was $36.9 million and $37.8 million at March 31, 2017 and December 31, 2016, respectively.

Construction in progress represents existing development, redevelopment and tenant build-out projects.  When projects are substantially complete and ready for their intended use, balances are transferred to land or building and improvements as appropriate.  Construction in progress was $26.4 million and $23.4 million at March 31, 2017 and December 31, 2016, respectively.

The increase in construction in progress from December 31, 2016 to March 31, 2017 was due primarily to ongoing redevelopment and expansion projects across the portfolio.

3.  Property Acquisitions and Dispositions

Acquisitions

The following table provides a summary of our acquisitions for the three months ended March 31, 2017:

					Gross
Property Name	Location	GLA	Acreage	Date Acquired	Purchase Price	Assumed Debt
		(In thousands)			(In thousands)

Providence Marketplace	Mt. Juliet, TN	632	N/A	02/17/17	$115,126	$—
Webster Place	Chicago, IL	135	N/A	02/17/17	53,162	—
Total consolidated income producing acquisitions		767	—		$168,288	$—

Troy Marketplace - Outparcel	Troy, MI	N/A	0.5	01/17/17	$475	$—
Total consolidated land / outparcel acquisitions		—	0.5		$475	$—

Total Acquisitions		767	0.5		$168,763	$—

The aggregate fair value of our 2017 acquisitions through March 31, 2017, was allocated and is reflected in the following table.

Allocated Fair Value
(In thousands)
Land	$51,056
Buildings and improvements	107,156
Above market leases	409
Lease origination costs	12,885
Other assets	3,899
Below market leases	(6,642)
Net assets acquired	$168,763

Total revenue and net income for the 2017 acquisitions included in our condensed consolidated statement of operations for the three months ended March 31, 2017 were as follows:

Three Months Ended March 31, 2017
(In thousands)

Total revenue from 2017 acquisitions	$1,751
Net income from 2017 acquisitions	$247

Unaudited Proforma Information

If the 2017 acquisitions had occurred on January 1, 2016, our consolidated revenues and net income for the three months ended March 31, 2017 and 2016 would have been as follows:

	Three Months ended March 31,
	2017	2016
	(In thousands)

Consolidated revenue	$69,577	$68,264
Consolidated net income available to common shareholders	$11,665	$10,411

Dispositions

The following table provides a summary of our disposition activity for the three months ended March 31, 2017:

					Gross
Property Name	Location	GLA	Acreage	Date Sold	Sales Price	Gain on Sale
		(In thousands)			(In thousands)

Auburn Mile	Auburn Hills, MI	91	N/A	03/17/17	$13,311	$7,005
Oak Brook Square	Flint, MI	152	N/A	02/10/17	14,200	4,185
Total income producing dispositions		243	—		$27,511	$11,190

Lakeland Park Center - Outparcel	Lakeland, FL	N/A	1.8	03/31/17	$1,305	$185
Total outparcel dispositions		—	1.8		$1,305	$185

Total consolidated dispositions		243	1.8		$28,816	$11,375

Approximately $26.1 million of the net proceeds related to the Auburn Mile and Oak Brook Square dispositions were placed into escrow at closing to complete an Internal Revenue Code section 1031 exchange. These proceeds are included in Restricted Cash and Escrows on the condensed consolidated balance sheet as of March 31, 2017.

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

The combined condensed financial information for our unconsolidated joint ventures is summarized as follows:

Balance Sheets	March 31, 2017	December 31, 2016
	(In thousands)
ASSETS
Investment in real estate, net	$43,645	$43,995
Other assets	2,964	3,712
Total Assets	$46,609	$47,707
LIABILITIES AND OWNERS' EQUITY
Other liabilities	$400	$219
Owners' equity	46,209	47,488
Total Liabilities and Owners' Equity	$46,609	$47,707

RPT's equity investments in unconsolidated joint ventures	$2,855	$3,150

	Three Months Ended March 31,
Statements of Operations	2017	2016
	(In thousands)
Total revenue	$1,163	$1,709
Total expenses	708	1,047
Net income	$455	$662

RPT's share of earnings from unconsolidated joint ventures	$86	$109

Acquisitions

There was no acquisition activity in the three months ended March 31, 2017 by any of our unconsolidated joint ventures.

Dispositions

There was no disposition activity in the three months ended March 31, 2017 by any of our unconsolidated joint ventures.

Joint Venture Management and Other Fee Income

We are engaged by our joint ventures to provide asset management, property management, leasing and investing services for such ventures' respective properties.  We receive fees for our services, including a property management fee calculated as a percentage of gross revenues received, and recognize these fees as the services are rendered.

The following table provides information for our fees earned which are reported in our condensed consolidated statements of operations:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Management fees	$74	$95
Leasing fees	79	14
Construction fees	—	1
Total	$153	$110

5.  Debt

The following table summarizes our mortgages and notes payable and capital lease obligation as of March 31, 2017 and December 31, 2016:

Notes Payable and Capital Lease Obligation	March 31, 2017	December 31, 2016
	(In thousands)
Senior unsecured notes	$535,000	$535,000
Unsecured term loan facilities	210,000	210,000
Fixed rate mortgages	159,913	160,718
Unsecured revolving credit facility	258,000	86,000
Junior subordinated notes	28,125	28,125
	1,191,038	1,019,843
Unamortized premium	4,829	5,120
Unamortized deferred financing costs	(3,555)	(3,740)
Total notes payable	$1,192,312	$1,021,223

Capital lease obligation	$1,066	$1,066

Senior unsecured notes and unsecured term loans

Our $745.0 million of senior unsecured notes and unsecured term loans have interest rates ranging from 2.99% to 4.74% and are due at various maturity dates from May 2020 through November 2028.

Mortgages

Our $159.9 million of fixed rate mortgages have interest rates ranging from 2.86% to 7.38% and are due at various maturity dates from January 2018 through June 2026. The fixed rate mortgages are secured by properties that have an approximate net book value of $252.4 million as of March 31, 2017. It is our intent to repay the mortgages maturing in 2018 using cash, borrowings under our unsecured line of credit, or other sources of financing.

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

Revolving Credit Facility

As of March 31, 2017 we had $258.0 million outstanding under our revolving credit facility, an increase of $172.0 million during the quarter, as a result of borrowings principally to fund acquisitions of properties. After adjusting for outstanding letters of credit issued under our revolving credit facility, not reflected in the accompanying condensed consolidated balance sheets, totaling $0.5 million, we had $91.5 million of availability under our revolving credit facility. The interest rate as of March 31, 2017 was 2.30%.

Our revolving credit facility, term loans and unsecured notes contain financial covenants relating to total leverage, fixed charge coverage ratio, unencumbered assets, tangible net worth and various other calculations.  As of March 31, 2017, we were in compliance with these covenants.

Junior Subordinated Notes

Our junior subordinated notes have a variable rate of LIBOR plus 3.30%. The maturity date is January 2038.

The following table presents scheduled principal payments on mortgages and notes payable as of March 31, 2017:

Year Ending December 31,
(In thousands)
2017	$2,398
2018 (1)	297,132
2019	5,859
2020	102,269
2021	114,508
Thereafter	668,872
Subtotal debt	1,191,038
Unamortized premium	4,829
Unamortized deferred financing costs	(3,555)
Total debt	$1,192,312

(1) Scheduled maturities in 2018 include the $258.0 million balance on the unsecured revolving credit facility drawn as of March 31, 2017. The unsecured revolving credit facility has a one-year extension available at the Company's option provided compliance with financial covenants is maintained.

Our revolving credit facility, term loans and unsecured notes contain financial covenants relating to total leverage, fixed charge coverage ratio, unencumbered assets, tangible net worth and various other calculations. As of March 31, 2017, we were in compliance with these covenants.

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

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016.

		Total
	Balance Sheet Location	Fair Value	Level 2
March 31, 2017		(In thousands)
Derivative assets - interest rate swaps	Other assets	$2,511	$2,511
Derivative liabilities - interest rate swaps	Other liabilities	$(945)	$(945)
December 31, 2016
Derivative assets - interest rate swaps	Other assets	$2,143	$2,143
Derivative liabilities - interest rate swaps	Other liabilities	$(1,300)	$(1,300)

The carrying values of cash and cash equivalents, restricted cash, receivables and accounts payable and accrued liabilities are reasonable estimates of their fair values because of the short maturity of these financial instruments.

We estimated the fair value of our debt based on our incremental borrowing rates for similar types of borrowing arrangements with the same remaining maturity and on the discounted estimated future cash payments to be made for other debt.  The discount rates used approximate current lending rates for loans or groups of loans with similar maturities and credit quality, assume the debt is outstanding through maturity and consider the debt’s collateral (if applicable).  Since such amounts are estimates that are based on limited available market information for similar transactions (Level 3), there can be no assurance that the disclosed value of any financial instrument could be realized by immediate settlement of the instrument.

Fixed rate debt (including variable rate debt swapped to fixed through derivatives) with carrying values of $904.9 million and $905.7 million as of March 31, 2017 and December 31, 2016, respectively, had fair values of approximately $900.7 million and $900.3 million, respectively.  Variable rate debt’s fair value is estimated to be the carrying values of $286.1 million and $114.1 million as of March 31, 2017 and December 31, 2016, respectively.

The following is a description of valuation methodologies used for our assets and liabilities recorded at fair value on a nonrecurring basis:
Net Real Estate
Our net investment in real estate, including any identifiable intangible assets, is subject to impairment testing on a nonrecurring basis. To estimate fair value, we use discounted cash flow models that include assumptions of the discount rates that market participants would use in pricing the asset or pricing from potential or comparable market transactions. To the extent impairment has occurred, we charge to expense the excess of the carrying value of the property over its estimated fair value. We classify impaired real estate assets as nonrecurring Level 3. During the three months ended March 31, 2017, certain income producing shopping centers with a fair value of approximately $60.0 million incurred an impairment charge of $5.7 million. We did not have any material liabilities that were required to be measured at fair value on a nonrecurring basis during the period.
7.  Derivative Financial Instruments

We utilize interest rate swap agreements for risk management purposes to reduce the impact of changes in interest rates on our variable rate debt.  We may also enter into forward starting swaps to set the effective interest rate on planned variable rate financing. On the date we enter into an interest rate swap, the derivative is designated as a hedge against the variability of cash flows that are to be paid in connection with a recognized liability.  Subsequent changes in the fair value of a derivative designated as a cash flow hedge that is determined to be effective are recorded in other comprehensive income (“OCI”) until earnings are affected by the variability of cash flows of the hedged transaction.  The differential between fixed and variable rates to be paid or received is accrued, as interest rates change, and recognized currently as interest expense in the condensed consolidated statements of operations.  We assess effectiveness of our cash flow hedges both at inception and on an ongoing basis.   Our cash flow hedges become ineffective, for example, if critical terms of the hedging instrument and the debt do not perfectly match such as notional amounts, settlement dates, reset dates and calculation period and LIBOR rate. Changes in the fair values are immediately included in other income and expenses. At March 31, 2017, all of our hedges were effective.

The following table summarizes the notional values and fair values of our derivative financial instruments as of March 31, 2017:

	Hedge	Notional	Fixed	Fair	Expiration
Underlying Debt	Type	Value	Rate	Value	Date
		(In thousands)		(In thousands)
Derivative Assets
Unsecured term loan	Cash Flow	$50,000	1.460%	$330	05/2020
Unsecured term loan	Cash Flow	20,000	1.498%	250	05/2021
Unsecured term loan	Cash Flow	15,000	1.490%	192	05/2021
Unsecured term loan	Cash Flow	40,000	1.480%	553	05/2021
		$125,000		$1,325
Derivative Assets - Forward Swaps
Unsecured term loan	Cash Flow	60,000	1.770%	1,186	03/2023
Total Derivative Assets		$185,000		$2,511

Derivative Liabilities
Unsecured term loan	Cash Flow	$30,000	2.048%	$(344)	10/2018
Unsecured term loan	Cash Flow	25,000	1.850%	(186)	10/2018
Unsecured term loan	Cash Flow	5,000	1.840%	(41)	10/2018
Unsecured term loan	Cash Flow	15,000	2.150%	(228)	05/2020
Unsecured term loan	Cash Flow	10,000	2.150%	(146)	05/2020
Total Derivative Liabilities		$85,000		$(945)

The effect of derivative financial instruments on our condensed consolidated statements of operations for the three months ended March 31, 2017 and 2016 is summarized as follows:

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationship	Three Months Ended March 31,			Three Months Ended March 31,
	2017	2016		2017	2016
	(In thousands)			(In thousands)

Interest rate contracts - assets	$522	$(716)	Interest Expense	$(154)	$(74)
Interest rate contracts - liabilities	648	(4,659)	Interest Expense	(293)	(524)
Total	$1,170	$(5,375)	Total	$(447)	$(598)

8.   Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”):

	Three Months Ended March 31,
	2017	2016
	(In thousands, except per share data)
Net income	$13,414	$12,142
Net income attributable to noncontrolling interest	(316)	(297)
Allocation of income to restricted share awards	(94)	—
Income attributable to RPT	13,004	11,845
Preferred share dividends	(1,675)	(1,675)
Net income available to common shareholders	$11,329	$10,170

Weighted average shares outstanding, Basic	79,299	79,194
Restricted stock awards using the treasury method	182	178
Weighted average shares outstanding, Diluted	79,481	79,372

Income per common share, Basic	$0.14	$0.13
Income per common share, Diluted	$0.14	$0.13

We exclude certain securities from the computation of diluted earnings per share because the inclusion of these securities would have been anti-dilutive. The following table presents the outstanding securities that were excluded from the computation of diluted earnings per share and the number of common shares each was convertible into (amounts in thousands):

	March 31, 2017		March 31, 2016
		Convertible		Convertible
	Outstanding	Into	Outstanding	Into
Operating Partnership Units	1,917	1,917	2,001	2,001
Series D Preferred Shares	1,849	6,657	1,849	6,572
Performance Share Units	104	—	—	—
	3,870	8,574	3,850	8,573

9.  Share-based Compensation Plans

As of March 31, 2017, we have one share-based compensation plan in effect, the 2012 Omnibus Long-Term Incentive Plan (“2012 LTIP”) under which our compensation committee may grant, subject to any Company performance conditions as specified by the compensation committee, restricted shares, restricted share units, options and other awards to trustees, officers and other key employees.  The 2012 LTIP allows us to issue up to 2.0 million shares of our common stock, units or stock options, of which 1.3 million remained available for issuance as of March 31, 2017.

As of March 31, 2017, we had 391,402 unvested share awards granted under the 2012 LTIP and other plans which terminated when the 2012 LTIP became effective.  These awards have various expiration dates through March 2022.

During the three months ended March 31, 2017, we had the following awards:

•	granted 151,960 shares of service-based restricted stock. The service-based awards were valued based on our closing stock price as of the grant date; and

•	granted performance-based equity and cash awards that are earned subject to a future performance measurement based on a three-year shareholder return peer comparison (“TSR Grants”).

The service-based restricted share awards vest over five years and the compensation expense is recognized on a graded vesting basis. We recognized expense related to restricted share grants of $0.6 million and $0.6 million for the three months ended March 31, 2017 and March 31, 2016, respectively.

Pursuant to ASC 718 – Stock Compensation, we determine the grant date fair value of TSR Grants that will be settled in cash, and any subsequent re-measurements, based upon a Monte Carlo simulation model.  We will recognize the compensation expense ratably over the requisite service period.  We are required to re-value the cash awards at the end of each quarter using the same methodology as was used at the initial grant date and adjust the compensation expense accordingly.  If at the end of the three-year measurement period the performance criterion is not met, compensation expense related to the cash awards previously recognized would be reversed. Compensation expense related to the cash awards was a benefit of $0.1 million and an expense of $0.4 million for the three months ended March 31, 2017 and March 31, 2016, respectively.

The Company also determines the grant date fair value of the TSR Grants that will be settled in equity based upon a Monte Carlo simulation model and recognize the compensation expense ratably over the requisite service period. These equity awards are not re-valued at the end of each quarter. The compensation cost will be recognized regardless of whether the performance criterion are met, provided the requisite service has been provided. Compensation expense related to the equity awards was an expense of $26 thousand and $0 for the three months ended March 31, 2017 and March 31, 2016, respectively.

We recognized total share-based compensation expense of $0.5 million and $1.0 million for the three months ended March 31, 2017 and March 31, 2016, respectively.

As of March 31, 2017, we had $6.4 million of total unrecognized compensation expense related to unvested restricted shares and performance based equity and cash awards.  This expense is expected to be recognized over a weighted-average period of 3.5 years.

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

As of March 31, 2017, we had a federal and state deferred tax asset of $11.3 million and a valuation allowance of $11.3 million.  Our deferred tax assets are reduced by an offsetting valuation allowance where there is uncertainty regarding their realizability. We believe that it is more likely than not that the results of future operations will not generate sufficient taxable income to recognize the deferred tax assets.  These future operations are primarily dependent upon the profitability of our TRSs, the timing and amounts of gains on land sales, and other factors affecting the results of operations of the TRSs.

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

We recorded income tax provisions of approximately $28 thousand and $62 thousand for the three months ended March 31, 2017 and 2016, respectively.

Sales Taxes

We collect various taxes from tenants and remit these amounts, on a net basis, to the applicable taxing authorities.

11.  Commitments and Contingencies

Construction Costs

In connection with the development and expansion of various shopping centers as of March 31, 2017, we had entered into agreements for construction costs of approximately $10.3 million.

Litigation

We are currently involved in certain litigation arising in the ordinary course of business; however, we do not believe that any of this litigation will have a material effect on our consolidated financial statements.

Leases

Operating Leases

We lease office space for our corporate headquarters under an operating lease that expires in August 2019. We also have a ground lease at Centennial Shops located in Edina, Minnesota. The lease includes rent escalations throughout the lease period and expires in April 2105. We recognized rent expense related to these operating leases of $0.4 million and $0.1 million for the three months ended March 31, 2017 and 2016, respectively.

Capital Lease

We have a ground lease at Buttermilk Towne Center which we have recorded as a capital lease that expires in December 2032. Interest expense for this capital lease was negligible for the three months ended March 31, 2017 and 2016, respectively.

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

Forward-Looking Statements

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements represent our expectations, plans or beliefs concerning future events and may be identified by terminology such as “may,” “will,” “should,” “believe,” “expect,” “estimate,” “anticipate,” “continue,” “predict” or similar terms.  Although the forward-looking statements made in this document are based on our good faith beliefs, reasonable assumptions and our best judgment based upon current information, certain factors could cause actual results to differ materially from those in the forward-looking statements, including: our success or failure in implementing our business strategy; economic conditions generally and in the commercial real estate and finance markets specifically; the cost and availability of capital, which depends in part on our asset quality and our relationships with lenders and other capital providers; our business prospects and outlook; changes in governmental regulations, tax rates and similar matters; our continuing to qualify as a REIT; and other factors discussed elsewhere in this document and our other filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2016.   Given these uncertainties, you should not place undue reliance on any forward-looking statements.  Except as required by law, we assume no obligation to update these forward-looking statements, even if new information becomes available in the future.

Overview

We are a fully integrated, self-administered, publicly-traded equity REIT which owns, develops, redevelops, acquires, manages and leases large multi-anchored shopping centers primarily in a number of the largest metropolitan markets in the central United States.  As of March 31, 2017, our property portfolio consisted of 65 wholly owned shopping centers comprising approximately 15.0 million square feet. We also have ownership interests of 7%, 20% and 30%, respectively, in three joint ventures. In addition, we own interests in several land parcels that are available for development or sale, the majority of which are adjacent to certain of our existing developed properties. Our consolidated portfolio was 94.1% leased at March 31, 2017 as compared to 94.9% at March 31, 2016.

We accomplished the following activity during the three months ended March 31, 2017:

Operating Activity

For our consolidated properties we reported the following leasing activity:

	Leasing Transactions	Square Footage	Base Rent/SF (1)	Prior Rent/SF	Tenant Improvements/SF	Leasing Commissions/SF
Renewals	63	418,660	$15.42	$14.32	$0.32	$0.00
New Leases - Comparable	7	19,971	$19.38	$17.75	$16.80	$5.41
New Leases - Non-Comparable (2)	10	46,713	$15.40	N/A	$62.58	$4.02
Total	80	485,344	$15.58	N/A	$6.76	$0.84

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

Investing Activity

At March 31, 2017, we have 10 properties under redevelopment, expansion or re-anchoring that have an estimated cost of $69.3 million, of which $38.3 million remains to be invested. Completion for these projects is expected over the next two years.

In addition to the above we completed $28.8 million of gross proceeds on dispositions during the three months ended March 31, 2017. Refer to Note 3 Property Acquisitions and Dispositions of the notes to the condensed consolidated financial statements for additional information related to dispositions.

Financing Activity

Debt
As of March 31, 2017 we had net debt to total market capitalization of 48.9% as compared to 40.3% at March 31, 2016. The increase is attributable to borrowings on our unsecured revolving credit facility to fund acquisitions. Also, at March 31, 2017, we have approximately $26.1 million of escrowed disposition proceeds and expect to complete additional dispositions in subsequent quarters to generate additional cash that will be used to reduce the balance on our revolving credit facility. Including the disposition funds held in escrow of $26.1 million, net debt to total market capitalization would have been 48.3%. Lastly, at March 31, 2017 and March 31, 2016 we had $91.5 million and $273.9 million, respectively, available to draw under our unsecured revolving credit facility.
Equity

For the three months ended March 31, 2017, we did not issue any common shares through our equity distribution arrangement. The shares issuable are registered with the Securities and Exchange Commission (“SEC”) on our registration statement on Form S-3 (No. 333-211925).

Land Available for Development or Sale

At March 31, 2017, the three largest development sites, Hartland Towne Square, Lakeland Park Center and Parkway Shops, had phase one completed. At Hartland Towne Square, we are under contract to sell 7.5 acres for the development of a theater, however there are significant conditions that have to be satisfied for the transaction to close. The remaining future phases at these projects are in pre-development. We estimate that if we proceed with the development of the projects, up to approximately 510,000 square feet of gross leasable area ("GLA") could be developed, excluding various outparcels of land. It is our policy to start vertical construction on new development projects only after the project has received entitlements, significant anchor commitments and construction financing, if appropriate.

Our development and construction activities are subject to risks such as our inability to obtain the necessary governmental approvals for a project, our determination that the expected return on a project is not sufficient to warrant continuation of the planned development, or our change in plan or scope for the development.  If any of these events occur, we may record an impairment provision.

Accounting Policies and Estimates

Our 2016 Annual Report on Form 10-K contains a description of our critical accounting policies, including policies for the initial adoption of accounting policies, revenue recognition and accounts receivable, real estate investment, off balance sheet arrangements, fair value measurements and deferred charges.  For the three months ended March 31, 2017, there were no material changes to these policies, other than the adoption of ASU 2017-01 "Clarifying the Definition of a Business" and ASU 2016-09 "Improvements to Employee Share-Based Payment Accounting".

Comparison of three months ended March 31, 2017 to March 31, 2016

The following summarizes certain line items from our unaudited condensed consolidated statements of operations that we believe are important in understanding our operations and/or have significantly changed in the three months ended March 31, 2017 as compared to the same period in 2016:

	Three Months Ended March 31,
	2017	2016	Dollar Change	Percent Change
	(In thousands)
Total revenue	$67,825	$66,512	$1,313	2.0%
Real estate taxes	10,993	10,308	685	6.6%
Recoverable operating expense	7,608	8,080	(472)	(5.8)%
Non-recoverable operating expense	1,148	1,394	(246)	(17.6)%
Depreciation and amortization	22,817	23,847	(1,030)	(4.3)%
General and administrative expense	6,451	5,605	846	15.1%
Provision for impairment	5,717	—	5,717	100.0%
Gain on sale of real estate	11,375	6,525	4,850	74.3%
Earnings from unconsolidated joint ventures	86	109	(23)	(21.1)%
Interest expense	10,799	11,302	(503)	(4.5)%
Preferred share dividends and conversion costs	1,675	1,675	—	—%

Total revenue for the three months ended March 31, 2017, increased $1.3 million, or 2.0%, from 2016.  The increase is primarily due to acquisitions completed during the fourth quarter 2016 and first quarter 2017, net of properties sold during 2016 and 2017, as well as completed redevelopment projects.
Real estate tax expense for the three months ended March 31, 2017 increased $0.7 million, or 6.6% from 2016, primarily due to incremental tax increases within existing properties.

Recoverable operating expense for the three months ended March 31, 2017 decreased $0.5 million, or 5.8%, from 2016.  The decrease is primarily a result of lower expenses related to sold properties partially offset by additional expense from acquired properties.

Non-recoverable operating expense for the three months ended March 31, 2017 decreased $0.2 million, or (17.6)% from 2016. The decrease is primarily a result of lower bad debt expense partially offset by ground rent expense at a property acquired in the fourth quarter of 2016.

Depreciation and amortization expense for the three months ended March 31, 2017 decreased $1.0 million, or 4.3%, from 2016.  The decrease is primarily a result of the write-off of certain assets in the first quarter of 2016 related to a vacated tenant.

General and administrative expense for the three months ended March 31, 2017 increased $0.8 million or 15.1% from 2016.  The increase was primarily due to an increase in outside professional fees and higher compensation and benefits expense.

In the first quarter 2017, we recorded an impairment provision totaling $5.7 million on shopping centers classified as income producing. The adjustment was triggered by changes in the associated market price and expected hold period assumptions related to these shopping centers.

Gain on sale of real estate was $11.4 million for the three months ended March 30, 2017 compared to $6.5 million during the same period in 2016. Refer to Note 3 Property Acquisitions and Dispositions of the notes to the condensed consolidated financial statements for further information related to our 2017 dispositions.

Earnings from unconsolidated joint ventures for the three months ended March 31, 2017 decreased $23 thousand or 21.1% as a result of our exit from one of our joint ventures in the second quarter of 2016.

Interest expense for the three months ended March 31, 2017 decreased $0.5 million or 4.5% from 2016. The decrease is primarily a result of a 40 basis point decline in our weighted average interest rate, partially offset by a 3.4% increase in our average outstanding debt.

Liquidity and Capital Resources

Our internally generated funds from operating centers and other investing activities, augmented by use of our existing credit facility and equity sales through our equity distribution arrangement, provide resources to maintain our current operations and assets and pay dividends. Generally, our need to access the capital markets is limited to refinancing debt obligations at or near maturity and funding major capital investments and acquisitions. See “Planned Capital Spending” for more details.

At March 31, 2017, we had $4.5 million in cash and cash equivalents and $31.8 million in restricted cash and escrows. Restricted cash and escrows was comprised of funds held in escrow to pay real estate taxes, insurance premiums, and certain capital expenditures. Restricted cash and escrows also included $26.1 million of disposition proceeds that are intended to be used to to complete an Internal Revenue Code section 1031 exchange.

Short-Term Liquidity Requirements

Our short-term liquidity needs are met primarily from rental and recovery income and consist primarily of funds necessary to pay operating expenses associated with our operating properties, interest and scheduled principal payments on our debt, quarterly dividend payments (including distributions to Operating Partnership ("OP") unit holders) and capital expenditures related to tenant improvements and redevelopment activities, as well as salaries and other general and administrative expenses.  We believe that our retained cash flow from operations along with availability under our revolving credit facility and proceeds generated from dispositions, are sufficient to meet these obligations.

We have no additional debt maturing until January 2018. As opportunities arise and market conditions permit, we will look to repay maturing mortgages by issuing unsecured debt, utilizing cash flow from operating activities or funding from availability under our credit facility.

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

As of March 31, 2017, $91.5 million was available to be borrowed under our unsecured revolving credit facility subject to continuing compliance with maintenance covenants that may affect availability.

For the three months ended March 31, 2017, our cash flows were as follows compared to the same period in 2016:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Net cash provided by operating activities	$25,487	$26,766
Net cash used in investing activities	(175,638)	(4,646)
Net cash provided by (used in) financing activities	151,055	(25,109)

Operating Activities

Net cash provided by operating activities decreased $1.3 million compared to 2016 primarily due to higher net income, offset by lower depreciation and amortization, higher gains on real estate sales, as well changes in operating assets and liabilities.

Investing Activities

Net cash used in investing activities increased $171.0 million compared to 2016 primarily due to real estate acquisitions partially offset by lower disposition proceeds. Approximately $26.1 million of the proceeds related to the Auburn Mile and Oak Brook Square dispositions were placed into escrow at closing to complete an Internal Revenue Code section 1031 exchange. As such they have been excluded from disposition proceeds in the Consolidated Statements of Cash Flows.

Financing Activities

Net cash provided by financing activities increased $176.2 million compared to 2016 primarily due to the net borrowings under our revolving credit facility to fund acquisitions.

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

On March 7, 2017, our Board of Trustees declared a quarterly cash dividend distribution of $0.22 per common share paid to common shareholders of record as of March 20, 2017, a $0.01 per common share or 4.8% increase from the same period in 2016.  Future dividends will be declared at the discretion of our Board of Trustees.  On an annual basis, we intend to make distributions to shareholders of at least 90% of our REIT taxable income, excluding net capital gains, in order to maintain our qualification as a REIT.  On an annualized basis, our current dividend is above our estimated minimum required distribution.

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

Additionally, we declared a quarterly cash dividend of $0.90625 per preferred share to preferred shareholders of record as of March 20, 2017, unchanged from the per share dividend declared for the same period in 2016.

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Net cash provided by operating activities	$25,487	$26,766

Cash distributions to preferred shareholders	$(1,675)	$(1,675)
Cash distributions to common shareholders	(17,533)	(16,710)
Cash distributions to operating partnership unit holders	(422)	(422)
Total distributions	(19,630)	(18,807)

Surplus	$5,857	$7,959

In June 2016, we commenced a new equity distribution agreement that registered up to 8.0 million common shares for issuance from time to time, in our sole discretion. For the three months ended March 31, 2017, we did not issue any common shares through the arrangement. The shares issuable in the new distribution agreement are registered with the Securities and Exchange Commission (“SEC”) on our registration statement on Form S-3 (No. 333-211925).

Debt

At March 31, 2017, we had $258.0 million outstanding on our revolving credit facility, $159.9 million of fixed rate mortgage loans encumbering certain properties, $210.0 million of unsecured term loan facilities, $535.0 million in senior unsecured notes and $28.1 million of junior subordinated notes.  We have approximately $26.1 million of escrowed disposition proceeds available at March 31, 2017 and expect to complete additional dispositions in subsequent quarters to generate additional cash that will be used to reduce the balance on our revolving credit facility. For further information on the fixed rate mortgages and other debt, refer to Note 5 Debt of the notes to the condensed consolidated financial statements.

In addition, we had interest rate swap derivative instruments in effect for an aggregate notional amount of $270.0 million converting a portion of our floating rate corporate debt to fixed rate debt.  After taking into account the impact of converting our variable rate debt to fixed rate debt by use of the interest rate swap agreements, at March 31, 2017, we had $286.1 million of variable rate debt outstanding.

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

As of March 31, 2017, we had three equity investments in unconsolidated joint ventures in which we owned 30% or less of the total ownership interest and accounted for these entities under the equity method. Refer to Note 4 Equity Investments in Unconsolidated Joint Ventures of the notes to the condensed consolidated financial statements for more information.

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

Contractual Obligations

The following are our contractual cash obligations as of March 31, 2017:

	Payments due by period
Contractual Obligations	Total	Less than 1 year (1)	1-3 years	3-5 years	More than 5 years
	(In thousands)
Mortgages and notes payable:
Scheduled amortization	$17,740	$2,398	$8,095	$3,956	$3,291
Payments due at maturity	1,173,298	—	397,165	162,949	613,184
Total mortgages and notes payable (2)	1,191,038	2,398	405,260	166,905	616,475
Interest expense (3)	286,024	34,083	113,889	57,042	81,010
Employment contracts	1,512	912	600	—	—
Capital lease (4)	1,600	100	300	200	1,000
Operating leases	101,744	1,114	3,635	1,712	95,283
Construction commitments	10,255	10,255	—	—	—
Total contractual obligations	$1,592,173	$48,862	$523,684	$225,859	$793,768

(1)	Amounts represent balance of obligation for the remainder of 2017.

(2)	Excludes $4.8 million of unamortized mortgage debt premium and $3.6 million in net deferred financing costs.

(3)	Variable-rate debt interest is calculated using rates at March 31, 2017.

(4)	Includes interest payments associated with the capital lease obligation.

We anticipate that the combination of cash on hand, cash provided from operating activities, the availability under our revolving credit facility ($91.5 million at March 31, 2017 subject to compliance with covenants), our access to the capital markets, and the sale of existing properties will satisfy our expected working capital and capital expenditure requirements through at least the next 12 months.  Although we believe that the combination of factors discussed will provide sufficient liquidity, no assurance can be given.

At March 31, 2017, we did not have any contractual obligations that required or allowed settlement, in whole or in part, with consideration other than cash.

Mortgages and notes payable

See the analysis of our debt included in “Liquidity and Capital Resources.”

Employment Contracts

At March 31, 2017, we had employment contracts with our Chief Executive, Chief Financial and Chief Operating Officers that contain minimum guaranteed compensation.  All other employees are subject to at-will employment.

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

Construction Costs

In connection with the development and expansion of various shopping centers as of March 31, 2017, we have entered into agreements for construction activities with an aggregate cost of approximately $10.3 million.

Planned Capital Spending

We are focused on our core strengths of enhancing the value of our existing portfolio of shopping centers through successful leasing efforts and the completion of our development and redevelopment projects currently in process.

In addition to the construction agreements of approximately $10.3 million we have entered into as of March 31, 2017, we anticipate spending an additional $40.0 million to $50.0 million for the remainder of 2017 for development and redevelopment projects, tenant improvements, and leasing costs.  Estimates for future spending will change as new projects are approved.

Disclosures regarding planned capital spending, including estimates regarding timing of tenant openings, capital expenditures and occupancy are forward-looking statements and certain significant factors discussed elsewhere in this document and our other filings with the SEC, including our Annual Report on Form 10-K could cause the actual results to differ materially.

Capitalization

At March 31, 2017 our total market capitalization was $2.4 billion and is detailed below:

(In thousands)
Net debt (including property-specific mortgages, unsecured revolving credit facility, term loans and capital lease obligation net of $4.5 million in cash)	$1,187,618
Common shares, OP units, and dilutive securities based on market price of $14.02 at March 31, 2017	1,141,817
Convertible perpetual preferred shares based on market price of $54.20 at March 31, 2017	100,216
Total market capitalization	$2,429,651

Net debt to total market capitalization(1)	48.9%

(1)Including the $26.1 million of disposition proceeds held in escrow, net debt to total market capitalization would have been 48.3%.

Outstanding letters of credit issued under our revolving credit facility totaled approximately $0.5 million at March 31, 2017.

At March 31, 2017, the non-controlling interest in the Operating Partnership was approximately 2.4%.  The OP Units outstanding may, under certain circumstances, be exchanged for our common shares of beneficial interest on a one-for-one basis.  We, as sole general partner of the Operating Partnership, have the option, but not the obligation, to settle exchanged OP Units held by others in cash based on the current trading price of our common shares of beneficial interest.  Assuming the exchange of all OP Units, there would have been approximately 81.3 million common shares of beneficial interest outstanding at March 31, 2017, with a market value of approximately $1.1 billion.

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

The following table illustrates the reconciliation of net income available to common shareholders to FFO to Operating FFO:

	Three Months Ended March 31,
	2017	2016
	(In thousands, except per share data)
Net income	$13,414	$12,142
Net income attributable to noncontrolling partner interest	(316)	(297)
Preferred share dividends	(1,675)	(1,675)
Net income available to common shareholders	11,423	10,170
Adjustments:
Rental property depreciation and amortization expense	22,758	23,807
Pro-rata share of real estate depreciation from unconsolidated joint ventures	73	82
Gain on sale of depreciable real estate	(11,190)	(6,274)
Provision for impairment on income-producing properties	5,717	—
FFO available to common shareholders	28,781	27,785
Noncontrolling interest in Operating Partnership (1)	316	297
Preferred share dividends (assuming conversion)	1,675	1,675
FFO available to common shareholders and dilutive securities	$30,772	$29,757

Gain on sale of land	(185)	(251)
Acquisition costs	—	59
Operating FFO available to common shareholders and dilutive securities	$30,587	$29,565

Weighted average common shares	79,299	79,194
Shares issuable upon conversion of Operating Partnership Units (1)	1,917	2,001
Dilutive effect of restricted stock	182	178
Shares issuable upon conversion of preferred shares (2)	6,657	6,572
Weighted average equivalent shares outstanding, diluted	88,055	87,945

Diluted earnings per share (3)	$0.14	$0.13
Per share adjustments for FFO available to common shareholders and dilutive securities	0.21	0.21
FFO available to common shareholders and dilutive securities per share, diluted	$0.35	$0.34

Per share adjustments for Operating FFO available to common shareholders and dilutive securities	$—	$—
Operating FFO available to common shareholders and dilutive securities per share, diluted	$0.35	$0.34

(1)	The total non-controlling interest reflects OP units convertible 1:1 into common shares.

(2)
Series D convertible preferred shares are paid annual dividends of $6.7 million and are currently convertible into approximately 6.7 million shares of common stock. They are dilutive only when earnings or FFO exceed approximately $0.25 per diluted share per quarter, which was the case for FFO for the three months ended March 31, 2017 and 2016. The conversion ratio is subject to adjustment based upon a number of factors, and such adjustment could affect the dilutive impact of the Series D convertible preferred shares on earnings per share and FFO in future periods.

(3)	The denominator to calculate diluted earnings per share excludes shares issuable upon conversion of OP units and preferred shares for the three months ended March 31, 2017 and March 31, 2016.

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

In addition, to Same Property NOI, the Company also believes Same Property NOI with Redevelopment to be a relevant performance measure of our operations. Same Property NOI with Redevelopment follows the same methodology as Same Property NOI, however it is inclusive of redevelopment activity that significantly impacts the entire property, as well as lesser redevelopment activity where we are adding GLA or retenanting a specific space.

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

The following is a summary of our wholly owned properties for the periods noted with consistent classification in the prior period for presentation of Same Property NOI:

	Three Months Ended March 31,
Property Designation	2017	2016
Same-property	59	59
Acquisitions (1)	3	3
Redevelopment (2)	3	3
Total wholly owned properties	65	65

(1) Includes the following properties not owned in both comparable periods: Centennial Shops, Providence Marketplace and Webster Place.
(2) Includes the following properties: Hunter's Square, West Oaks, and Deerfield Towne Center. The entire property indicated for each period is completely excluded from same property NOI.

The following is a reconciliation of our net income available to commons shareholders to Same Property NOI:

	Three Months Ended March 31,
	2017	2016
	(in thousands)

Net income available to common shareholders	$11,423	$10,170
Adjustments to reconcile to Same Property NOI:
Preferred share dividends	1,675	1,675
Net income attributable to noncontrolling interest	316	297
Income tax provision	28	62
Interest expense	10,799	11,302
Earnings from unconsolidated joint ventures	(86)	(109)
Gain on sale of real estate	(11,375)	(6,525)
Other expense, net	311	347
Management and other fee income	(153)	(110)
Depreciation and amortization	22,817	23,847
Acquisition costs	—	59
General and administrative expenses	6,451	5,605
Provision for impairment	5,717	—
Amortization of lease inducements	44	94
Amortization of acquired above and below market lease intangibles	(959)	(735)
Lease termination fees	(33)	(68)
Straight-line ground rent expense	70	—
Amortization of acquired ground lease intangibles	6	—
Straight-line rental income	(810)	(480)
NOI	46,241	45,431
NOI from Other Investment Properties	(2,151)	(3,091)
Same Property NOI with Redevelopment	44,090	42,340
NOI from Redevelopment	(4,848)	(4,242)
Same Property NOI without Redevelopment	$39,242	$38,098

Period-end Occupancy percent without Redevelopment	92.9%	93.8%

The following table summarizing GLA and NOI at properties for which we are adding additional GLA or retenanting space. The property is included in same property NOI with Redevelopment, however a portion of GLA and NOI is excluded.

		Portion of GLA & NOI Impacted by Redevelopment
		Three Months Ended March 31,
	Stable	2017		2016
Property	GLA	GLA	NOI	GLA	NOI
	(In thousands)	(In thousands)
Shops on Lane	168	4	$(27)	4	$—
Spring Meadows Place	290	25	(122)	25	(42)
The Shoppes at Fox River	267	10	(49)	10	—
Town & Country Crossing	146	31	(81)	31	(30)
Mission Bay	207	52	(278)	52	(199)
Total adjustments		122	$(557)	122	$(271)

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We have exposure to interest rate risk on our variable rate debt obligations.  Based on market conditions, we may manage our exposure to interest rate risk by entering into interest rate swap agreements to hedge our variable rate debt.  We are not subject to any foreign currency exchange rate risk or commodity price risk, or other material rate or price risks.  Based on our debt and interest rates and interest rate swap agreements in effect at March 31, 2017, a 100 basis point change in interest rates would impact our future earnings and cash flows by approximately $2.9 million annually.  We believe that a 100 basis point increase in interest rates would decrease the fair value of our total outstanding debt by approximately $3.4 million at March 31, 2017.

We had derivative instruments outstanding with an aggregate notional amount of $270.0 million as of March 31, 2017.  The agreements provided for swapping one-month LIBOR to fixed interest rates ranging from 1.46% to 2.15% and had expirations ranging from 2018 to 2023.  The following table sets forth information as of March 31, 2017 concerning our long-term debt obligations, including principal cash flows by scheduled amortization payment and scheduled maturity, weighted average interest rates of maturing amounts and fair market value:

	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
(In thousands)
Fixed-rate debt	$2,398	$39,132	$5,860	$102,269	$114,508	$640,746	$904,913	$900,702
Average interest rate	5.63%	4.72%	6.76%	3.90%	3.42%	4.26%	4.20%	4.07%
Variable-rate debt	$—	$258,000	$—	$—	$—	$28,125	$286,125	$286,125
Average interest rate	—%	2.30%	—%	—%	—%	4.34%	2.50%	2.50%

We estimated the fair value of our fixed rate mortgages using a discounted cash flow analysis, based on borrowing rates for similar types of borrowing arrangements with the same remaining maturity.  Considerable judgment is required to develop estimated fair values of financial instruments.  The table incorporates only those exposures that exist at March 31, 2017 and does not consider those exposures or positions which could arise after that date or firm commitments as of such date.  Therefore, the information presented therein has limited predictive value.  Our actual interest rate fluctuations will depend on the exposures that arise during the period and on market interest rates at that time.

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

We carried out an assessment as of March 31, 2017 of the effectiveness of the design and operation of our disclosure controls and procedures.  This assessment was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.  Based on such evaluation, our management, including our Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2017.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are currently involved in certain litigation arising in the ordinary course of business. We do not believe that any of this litigation will have a material effect on our consolidated financial statements. There are no material pending governmental proceedings.

Item 1A.  Risk Factors

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, which is updated as set forth below.

A shift in retail shopping from brick and mortar stores to online shopping may have an adverse impact on our cash flow, financial condition and results of operations.
In recent periods, sales by online retailers such as Amazon have increased, and many retailers operating brick and mortar stores have made online sales a vital piece of their businesses. Although many of the retailers operating in our properties sell groceries and other necessity-based soft goods or provide services, including entertainment and dining options, the shift to online shopping may cause declines in brick and mortar sales generated by certain of our tenants and/or may cause certain of our tenants to reduce the size or number of their retail locations in the future. As a result, our cash flow, financial condition and results of operations could be adversely affected.

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

RAMCO-GERSHENSON PROPERTIES TRUST

Date: May 4, 2017	By:/s/DENNIS GERSHENSON Dennis Gershenson President and Chief Executive Officer (Principal Executive Officer)

Date: May 4, 2017	By:/s/GEOFFREY BEDROSIAN Geoffrey Bedrosian Chief Financial Officer (Principal Financial Officer)

Date: May 4, 2017	By:/s/RAYMOND J. MERK Raymond J. Merk Chief Accounting Officer (Principal Accounting Officer)