Form 10-Q
period 2017-06-30
RAMCO GERSHENSON PROPERTIES TRUST
filed 2017-08-03
CIK 842183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended June 30, 2017

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

Yes   ☐                       No  ☒

Number of common shares of beneficial interest ($0.01 par value) of the registrant outstanding as of July 27, 2017: 79,362,081

PART 1 – FINANCIAL INFORMATION
Item 1.  Unaudited Condensed Consolidated Financial Statements

RAMCO-GERSHENSON PROPERTIES TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	June 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Income producing properties, at cost:
Land	$415,694	$374,889
Buildings and improvements	1,853,221	1,757,781
Less accumulated depreciation and amortization	(368,292)	(345,204)
Income producing properties, net	1,900,623	1,787,466
Construction in progress and land available for development or sale	68,853	61,224
Real estate held for sale	13,837	8,776
Net real estate	1,983,313	1,857,466
Equity investments in unconsolidated joint ventures	2,798	3,150
Cash and cash equivalents	4,798	3,582
Restricted cash and escrows	31,819	11,144
Accounts receivable (net of allowance for doubtful accounts of $2,056 and $1,861 as of June 30, 2017 and December 31, 2016, respectively)	25,842	24,016
Acquired lease intangibles, net	76,328	72,424
Other assets, net	93,645	89,716
TOTAL ASSETS	$2,218,543	$2,061,498

LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable, net	$1,197,414	$1,021,223
Capital lease obligation	1,066	1,066
Accounts payable and accrued expenses	53,982	57,357
Acquired lease intangibles, net	67,237	63,734
Other liabilities	6,294	6,800
Distributions payable	19,654	19,627
TOTAL LIABILITIES	1,345,647	1,169,807

Commitments and Contingencies

Ramco-Gershenson Properties Trust ("RPT") Shareholders' Equity:
Preferred shares, $0.01 par, 2,000 shares authorized: 7.25% Series D Cumulative Convertible Perpetual Preferred Shares, (stated at liquidation preference $50 per share), 1,849 shares issued and outstanding as of June 30, 2017 and December 31, 2016	92,427	92,427
Common shares of beneficial interest, $0.01 par, 120,000 shares authorized, 79,345 and 79,272 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	793	793
Additional paid-in capital	1,159,197	1,158,430
Accumulated distributions in excess of net income	(401,179)	(381,912)
Accumulated other comprehensive income	1,074	985
TOTAL SHAREHOLDERS' EQUITY ATTRIBUTABLE TO RPT	852,312	870,723
Noncontrolling interest	20,584	20,968
TOTAL SHAREHOLDERS' EQUITY	872,896	891,691

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,218,543	$2,061,498

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
REVENUE
Minimum rent	$50,797	$48,554	$100,234	$96,950
Percentage rent	225	138	463	440
Recovery income from tenants	14,841	16,032	31,732	32,778
Other property income	1,126	914	2,232	1,872
Management and other fee income	73	245	226	355
TOTAL REVENUE	67,062	65,883	134,887	132,395

EXPENSES
Real estate taxes	10,730	11,132	21,723	21,441
Recoverable operating expense	6,431	6,672	14,039	14,751
Non-recoverable operating expense	1,242	564	2,390	1,957
Depreciation and amortization	23,335	22,714	46,152	46,561
Acquisition costs	—	4	—	63
General and administrative expense	6,372	5,683	12,823	11,288
Provision for impairment	820	—	6,537	—
TOTAL EXPENSES	48,930	46,769	103,664	96,061

OPERATING INCOME	18,132	19,114	31,223	36,334

OTHER INCOME AND EXPENSES
Other (expense) income, net	(424)	198	(735)	(150)
Gain on sale of real estate	—	19,799	11,375	26,324
Earnings from unconsolidated joint ventures	55	109	141	218
Interest expense	(11,486)	(11,376)	(22,285)	(22,678)
Other gain on unconsolidated joint ventures	—	215	—	215
INCOME BEFORE TAX	6,277	28,059	19,719	40,263
Income tax provision	(25)	(39)	(53)	(101)
NET INCOME	6,252	28,020	19,666	40,162
Net income attributable to noncontrolling partner interest	(147)	(659)	(462)	(956)
NET INCOME ATTRIBUTABLE TO RPT	6,105	27,361	19,204	39,206
Preferred share dividends	(1,675)	(1,675)	(3,350)	(3,350)
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$4,430	$25,686	$15,854	$35,856

EARNINGS PER COMMON SHARE
Basic	$0.05	$0.32	$0.20	$0.45
Diluted	$0.05	$0.32	$0.20	$0.45

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	79,344	79,233	79,322	79,214
Diluted	79,529	86,027	79,525	79,413

Cash Dividend Declared per Common Share	$0.22	$0.21	$0.44	$0.42

OTHER COMPREHENSIVE INCOME
Net income	$6,252	$28,020	$19,666	$40,162
Other comprehensive gain (loss):
Gain (loss) gain on interest rate swaps	(632)	(2,221)	91	(6,997)
Comprehensive income	5,620	25,799	19,757	33,165
Comprehensive income attributable to noncontrolling interest	(139)	(606)	(464)	(787)
COMPREHENSIVE INCOME ATTRIBUTABLE TO RPT	$5,481	$25,193	$19,293	$32,378

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
For the Six Months Ended June 30, 2017
(In thousands)
(Unaudited)

	Shareholders' Equity of Ramco-Gershenson Properties Trust
	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Shareholders’ Equity
Balance, December 31, 2016	$92,427	$793	$1,158,430	$(381,912)	$985	$20,968	$891,691
Issuance of common shares, net of issuance costs	—	—	(24)	—	—	—	(24)
Redemption of OP unit holders	—	—	—	(1)	—	(4)	(5)
Share-based compensation and other expense, net of shares withheld for employee taxes	—	—	791	—	—	—	791
Dividends declared to common shareholders	—	—	—	(34,917)	—	—	(34,917)
Dividends declared to preferred shareholders	—	—	—	(3,350)	—	—	(3,350)
Distributions declared to noncontrolling interests	—	—	—	—	—	(844)	(844)
Dividends declared to deferred shares	—	—	—	(203)	—	—	(203)
Other comprehensive income adjustment	—	—	—	—	89	2	91
Net income	—	—	—	19,204	—	462	19,666
Balance, June 30, 2017	$92,427	$793	$1,159,197	$(401,179)	$1,074	$20,584	$872,896

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAMCO GERSHENSON PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
OPERATING ACTIVITIES
Net income	$19,666	$40,162
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,152	46,561
Amortization of deferred financing fees	692	754
Income tax provision	53	101
Earnings from unconsolidated joint ventures	(141)	(218)
Distributions received from operations of unconsolidated joint ventures	478	268
Provision for impairment	6,537	—
Other gain on unconsolidated joint ventures	—	(215)
Gain on sale of real estate	(11,375)	(26,324)
Amortization of premium on mortgages, net	(583)	(910)
Service-based restricted share expense	1,181	1,325
Long-term incentive cash and equity compensation expense	330	915
Changes in assets and liabilities:
Accounts receivable, net	(1,826)	1,851
Acquired lease intangibles and other assets, net	(2,176)	(876)
Accounts payable, acquired lease intangibles and other liabilities	(6,867)	(9,475)
Net cash provided by operating activities	52,121	53,919

INVESTING ACTIVITIES
Acquisition of real estate	(164,964)	—
Development and capital improvements	(25,286)	(30,872)
Net proceeds from sales of real estate	1,292	68,546
Distributions from sale of joint venture property	—	1,304
Change in restricted cash	1,455	923
Net cash (used in) provided by investing activities	(187,503)	39,901

FINANCING ACTIVITIES
Repayments of mortgages and notes payable	(1,588)	(22,411)
Proceeds on revolving credit facility	202,000	(34,000)
Repayments on revolving credit facility	(24,000)	—
Payment of deferred financing costs	—	(386)
Proceeds, net of costs, from issuance of common stock	(24)	(155)
Redemption of operating partnership units for cash	(5)	(1,508)
Shares used for employee taxes upon vesting of awards	(498)	—
Dividends paid to preferred shareholders	(3,350)	(3,350)
Dividends paid to common shareholders and deferred shares	(35,093)	(33,462)
Distributions paid to operating partnership unit holders	(844)	(823)
Net cash provided by (used in) financing activities	136,598	(96,095)

Net change in cash and cash equivalents	1,216	(2,275)
Cash and cash equivalents at beginning of period	3,582	6,644
Cash and cash equivalents at end of period	$4,798	$4,369

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest (net of capitalized interest of $118 and $402 in 2017 and 2016, respectively)	$21,023	$23,216
Proceeds from dispositions held in escrow	$26,130	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Organization and Basis of Presentations

Organization

Ramco-Gershenson Properties Trust, together with its subsidiaries (the “Company” or "RPT"), is a real estate investment trust (“REIT”) engaged in the business of owning, developing, redeveloping, acquiring, managing and leasing large multi-anchored shopping centers primarily in a number of the largest metropolitan markets in the central United States.  As of June 30, 2017, our property portfolio consisted of 64 wholly owned shopping centers comprising approximately 15.0 million square feet. We also have ownership interests of 7%, 20% and 30%, respectively, in three joint ventures. Our joint ventures are reported using equity method accounting. We earn fees from the joint ventures for managing, leasing and redeveloping the shopping centers they own. In addition, we own interests in several land parcels that are available for development or sale. Most of our properties are anchored by supermarkets and/or national chain stores.  Our credit risk, therefore, is concentrated in the retail industry.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and our majority owned subsidiary, the Operating Partnership, Ramco-Gershenson Properties, L.P. (the "OP") (97.6% owned by the Company at June 30, 2017 and December 31, 2016, respectively), and all wholly-owned subsidiaries, including entities in which we have a controlling financial interest.

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

Recent Accounting Pronouncements

In May 2017, the FASB issued ASU 2017-09 "Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting" ("ASU 2017-09"). ASU 2017-09 clarifies guidance about what changes to the terms and conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. It is effective for annual periods, and interim periods within those annual periods, beginning after December 31, 2017. The adoption of this standard is not anticipated to have a material impact on the consolidated financial statements.

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

In February 2016, the FASB updated ASC Topic 842 "Leases" ("ASU 2016-02"). ASU 2016-02 requires lessees to record operating and financing leases as assets and liabilities on the balance sheet and lessors to expense costs that are not direct leasing costs. ASU 2016-02 is effective for periods beginning after December 15, 2018, with early adoption permitted upon issuance using a modified retrospective approach. The Company continues to evaluate the effect the adoption of ASU 2016-02 will have on our consolidated financial statements and related disclosures. However, we currently believe the adoption of ASU 2016-02 will not have a material impact for operating leases where we are a lessor and will continue to record revenues from rental properties for its operating leases on a straight-line basis. In addition, for leases where the Company is a lessee, primarily for the Company’s ground lease and administrative office lease, the Company believes it will record a lease liability and a right of use asset at fair value upon adoption related to these items. In addition, we are reviewing internal costs associated with our leasing staff and what changes will be required under the new guidance related to leasing costs.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"). ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing GAAP revenue recognition guidance as well as impact the existing GAAP guidance governing the sale of non-financial assets. The standard’s core principle is that a company will recognize revenue when it satisfies performance obligations, by transferring promised goods or services to customers, in an amount that reflects the consideration to which the company expects to be entitled in exchange for fulfilling those performance obligations. In doing so, companies will need to exercise more judgment and make more estimates than under existing GAAP guidance. ASU 2014-09 will be effective for public entities for annual and interim reporting periods beginning after December 15, 2017 and early adoption is permitted in periods ending after December 15, 2016. We anticipate adopting ASU 2014-09 and the related updates subsequently issued by the FASB using the modified retrospective method.  In addition, we are evaluating our revenue streams and the appropriate accounting literature each is governed under.  Our current evaluation of the revenue streams indicates less than 20% of our consolidated revenues require evaluation under ASU 2014-09, however that process is on-going as we review and document selected arrangements.  We are also reviewing the impact of additional disclosures required under ASU

2014-09. At this time we do not expect material changes to our accounting policies for these revenue streams, but as indicated our review of contractual arrangements and disclosures under ASU 2014-09 will continue through the remainder of 2017.

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

For the three months ended June 30, 2017 and six months ended June 30, 2017, we recorded impairment provisions totaling $0.8 million and $6.5 million, respectively on shopping centers classified as income producing. The adjustments were triggered by changes in the associated market price and expected hold period assumptions related to these shopping centers. To estimate fair value, we use discounted cash flow models that include assumptions of the discount rates that market participants would use in pricing an asset or market pricing from potential or comparable transactions.

Land available for development or sale includes real estate projects where vertical construction has yet to commence, but which have been identified by us and are available for future development when market conditions dictate the demand for a new shopping center. The viability of all projects under construction or development, including those owned by unconsolidated joint ventures, is regularly evaluated under applicable accounting requirements, including requirements relating to abandonment of assets or changes in use.  Land available for development or sale was $37.0 million and $37.8 million at June 30, 2017 and December 31, 2016, respectively.

Construction in progress represents existing development, redevelopment and tenant build-out projects.  When projects are substantially complete and ready for their intended use, balances are transferred to land or building and improvements as appropriate.  Construction in progress was $31.9 million and $23.4 million at June 30, 2017 and December 31, 2016, respectively.

The increase in construction in progress from December 31, 2016 to June 30, 2017 was due primarily to ongoing redevelopment and expansion projects across the portfolio.

Pursuant to the criteria established under ASC Topic 360 we classify properties as held for sale when executed purchase and sales agreement contingencies have been satisfied thereby signifying that the sale is legally binding. As of June 30, 2017, we had one property and one parcel classified as held for sale with a net book value of $13.8 million. The purchase and sale agreement contingencies were satisfied on or prior to June 30, 2017 and we closed each transaction in July 2017. As of December 31, 2016, the Company had one property classified as held for sale with a net book value of $8.8 million which closed in February 2017.

3.  Property Acquisitions and Dispositions

Acquisitions

The following table provides a summary of our acquisitions for the six months ended June 30, 2017:

					Gross
Property Name	Location	GLA (in thousands)	Acreage	Date Acquired	Purchase Price	Assumed Debt
					(In thousands)

Providence Marketplace	Mt. Juliet, TN	632	N/A	02/17/17	$115,126	$—
Webster Place	Chicago, IL	135	N/A	02/17/17	53,162	—
Total consolidated income producing acquisitions		767	—		$168,288	$—

Troy Marketplace - Outparcel	Troy, MI	N/A	0.4	06/30/17	$201	$—
Troy Marketplace - Outparcel	Troy, MI	N/A	0.5	01/17/17	475	—
Total consolidated land / outparcel acquisitions		—	0.9		$676	$—

Total Acquisitions		767	0.9		$168,964	$—

The aggregate fair value of our 2017 acquisitions through June 30, 2017, was allocated and is reflected in the following table.

Allocated Fair Value
(In thousands)
Land	$51,257
Buildings and improvements	107,156
Above market leases	409
Lease origination costs	12,885
Other assets	3,899
Below market leases	(6,642)
Net assets acquired	$168,964

Total revenue and net income for the 2017 acquisitions included in our condensed consolidated statement of operations for the three and six months ended June 30, 2017 were as follows:

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
	(In thousands)

Total revenue from 2017 acquisitions	$3,864	$5,615
Net income from 2017 acquisitions	$527	$774

Unaudited Proforma Information

If the 2017 acquisitions had occurred on January 1, 2016, our consolidated revenues and net income for the three and six months ended June 30, 2017 and 2016 would have been as follows:

	Three Months ended June 30,		Six Months ended June 30,
	2017	2016	2017	2016
	(In thousands)

Consolidated revenue	$67,063	$71,137	$136,639	$139,401
Consolidated net income available to common shareholders	$4,430	$26,459	$16,094	$36,869

Dispositions

The following table provides a summary of our disposition activity for the six months ended June 30, 2017:

					Gross
Property Name	Location	GLA	Acreage	Date Sold	Sales Price	Gain on Sale
		(In thousands)			(In thousands)

Auburn Mile	Auburn Hills, MI	91	N/A	03/17/17	$13,311	$7,005
Oak Brook Square	Flint, MI	152	N/A	02/10/17	14,200	4,185
Total income producing dispositions		243	—		$27,511	$11,190

Lakeland Park Center - Outparcel	Lakeland, FL	N/A	1.8	03/31/17	$1,305	$185
Total outparcel dispositions		—	1.8		$1,305	$185

Total consolidated dispositions		243	1.8		$28,816	$11,375

Approximately $26.1 million of the net proceeds related to the Auburn Mile and Oak Brook Square dispositions were placed into escrow at closing to complete an Internal Revenue Code Section 1031 exchange. Section 1031 of the Internal Revenue Code states the recognition rules for realized gains or losses that arise as a result of an exchange of like-kind property held for productive use in trade or business or for investment. A 1031 exchange may allow a taxpayer to manage tax liabilities that result from asset sales and in certain circumstances can cause a time delay in the use of sales proceeds until specific criteria are met. The escrowed proceeds are included in Restricted Cash and Escrows on the condensed consolidated balance sheet as of June 30, 2017.

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

The combined condensed financial information for our unconsolidated joint ventures is summarized as follows:

Balance Sheets	June 30, 2017	December 31, 2016
	(In thousands)
ASSETS
Investment in real estate, net	$43,299	$43,995
Other assets	3,261	3,712
Total Assets	$46,560	$47,707
LIABILITIES AND OWNERS' EQUITY
Other liabilities	$395	$219
Owners' equity	46,165	47,488
Total Liabilities and Owners' Equity	$46,560	$47,707

RPT's equity investments in unconsolidated joint ventures	$2,798	$3,150

	Three Months Ended June 30,		Six Months Ended June 30,
Statements of Operations	2017	2016	2017	2016
	(In thousands)
Total revenue	$1,130	$1,600	$2,293	$3,309
Total expenses	802	1,106	1,505	2,154
Income before other income and expense	328	494	788	1,155
Gain on sale of real estate	—	371	—	371
Net income	$328	$865	$788	$1,526

RPT's share of earnings from unconsolidated joint ventures	$55	$109	$141	$218

Acquisitions

There was no acquisition activity in the six months ended June 30, 2017 by any of our unconsolidated joint ventures.

Dispositions

There was no disposition activity in the six months ended June 30, 2017 by any of our unconsolidated joint ventures.

Joint Venture Management and Other Fee Income

We are engaged by our joint ventures to provide asset management, property management, leasing and investing services for such ventures' respective properties.  We receive fees for our services, including a property management fee calculated as a percentage of gross revenues received, and recognize these fees as the services are rendered.

The following table provides information for our fees earned which are reported in our condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Management fees	$63	$92	$137	$186
Leasing fees	10	68	89	83
Construction fees	—	39	—	40
Disposition fees	—	46	—	46
Total	$73	$245	$226	$355

5.  Debt

The following table summarizes our mortgages and notes payable and capital lease obligation as of June 30, 2017 and December 31, 2016:

Notes Payable and Capital Lease Obligation	June 30, 2017	December 31, 2016
	(In thousands)
Senior unsecured notes	$535,000	$535,000
Unsecured term loan facilities	210,000	210,000
Fixed rate mortgages	159,131	160,718
Unsecured revolving credit facility	264,000	86,000
Junior subordinated notes	28,125	28,125
	1,196,256	1,019,843
Unamortized premium	4,537	5,120
Unamortized deferred financing costs	(3,379)	(3,740)
Total notes payable	$1,197,414	$1,021,223

Capital lease obligation	$1,066	$1,066

Senior unsecured notes and unsecured term loans

Our $745.0 million of senior unsecured notes and unsecured term loans have interest rates ranging from 3.14% to 4.74% and are due at various maturity dates from May 2020 through November 2028.

Mortgages

Our $159.1 million of fixed rate mortgages have interest rates ranging from 2.86% to 7.38% and are due at various maturity dates from January 2018 through June 2026. The fixed rate mortgages are secured by properties that have an approximate net book value of $252.2 million as of June 30, 2017. It is our intent to repay the mortgages maturing in 2018 using cash, borrowings under our unsecured line of credit, or other sources of financing.

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

Revolving Credit Facility

As of June 30, 2017 we had $264.0 million outstanding under our revolving credit facility, an increase of $178.0 million from December 31, 2016, as a result of borrowings principally to fund acquisitions of properties. After adjusting for outstanding letters of credit issued under our revolving credit facility, not reflected in the accompanying condensed consolidated balance sheets, totaling $1.2 million, we had $84.8 million of availability under our revolving credit facility. The interest rate as of June 30, 2017 was 2.72%.

Junior Subordinated Notes

Our junior subordinated notes have a variable rate of LIBOR plus 3.30%. The maturity date is January 2038.

The following table presents scheduled principal payments on mortgages and notes payable as of June 30, 2017:

Year Ending December 31,
(In thousands)
2017	$1,616
2018 (1)	303,132
2019	5,859
2020	102,269
2021	114,508
Thereafter	668,872
Subtotal debt	1,196,256
Unamortized premium	4,537
Unamortized deferred financing costs	(3,379)
Total debt	$1,197,414

(1) Scheduled maturities in 2018 include the $264.0 million balance on the unsecured revolving credit facility drawn as of June 30, 2017. The unsecured revolving credit facility has a one-year extension available at the Company's option provided compliance with financial covenants is maintained.

Our unsecured revolving credit facility, senior unsecured notes, and unsecured term loan facilities contain financial covenants relating to total leverage, fixed charge coverage ratio, unencumbered assets, tangible net worth and various other calculations. As of June 30, 2017, we were in compliance with these covenants.

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

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016.

		Total
	Balance Sheet Location	Fair Value	Level 2
June 30, 2017		(In thousands)
Derivative assets - interest rate swaps	Other assets	$1,708	$1,708
Derivative liabilities - interest rate swaps	Other liabilities	$(774)	$(774)
December 31, 2016
Derivative assets - interest rate swaps	Other assets	$2,143	$2,143
Derivative liabilities - interest rate swaps	Other liabilities	$(1,300)	$(1,300)

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

Fixed rate debt (including variable rate debt swapped to fixed through derivatives) with carrying values of $904.1 million and $905.7 million as of June 30, 2017 and December 31, 2016, respectively, had fair values of approximately $885.7 million and $900.3 million, respectively.  Variable rate debt’s fair value is estimated to be the carrying values of $292.1 million and $114.1 million as of June 30, 2017 and December 31, 2016, respectively.

The following is a description of valuation methodologies used for our assets and liabilities recorded at fair value on a nonrecurring basis:
Net Real Estate
Our net investment in real estate, including any identifiable intangible assets, is subject to impairment testing on a nonrecurring basis. To estimate fair value, we use discounted cash flow models that include assumptions of the discount rates that market participants would use in pricing the asset or pricing from potential or comparable market transactions. To the extent impairment has occurred, we charge to expense the excess of the carrying value of the property over its estimated fair value. We classify impaired real estate assets as nonrecurring Level 3. During the six months ended June 30, 2017, certain income producing shopping centers with a fair value of approximately $69.9 million incurred an impairment charge of $6.5 million. We did not have any material liabilities that were required to be measured at fair value on a nonrecurring basis during the period.
7.  Derivative Financial Instruments

We utilize interest rate swap agreements for risk management purposes to reduce the impact of changes in interest rates on our variable rate debt.  We may also enter into forward starting swaps to set the effective interest rate on planned variable rate financing. On the date we enter into an interest rate swap, the derivative is designated as a hedge against the variability of cash flows that are to be paid in connection with a recognized liability.  Subsequent changes in the fair value of a derivative designated as a cash flow hedge that is determined to be effective are recorded in other comprehensive income (“OCI”) until earnings are affected by the variability of cash flows of the hedged transaction.  The differential between fixed and variable rates to be paid or received is accrued, as interest rates change, and recognized currently as interest expense in the condensed consolidated statements of operations.  We assess effectiveness of our cash flow hedges both at inception and on an ongoing basis.   Our cash flow hedges become ineffective, for example, if critical terms of the hedging instrument and the debt do not perfectly match such as notional amounts, settlement dates, reset dates and calculation period and LIBOR rate. Changes in the fair values are immediately included in other income and expenses. At June 30, 2017, all of our hedges were effective.

The following table summarizes the notional values and fair values of our derivative financial instruments as of June 30, 2017:

	Hedge	Notional	Fixed	Fair	Expiration
Underlying Debt	Type	Value	Rate	Value	Date
		(In thousands)		(In thousands)
Derivative Assets
Unsecured term loan	Cash Flow	$50,000	1.460%	$249	05/2020
Unsecured term loan	Cash Flow	20,000	1.498%	191	05/2021
Unsecured term loan	Cash Flow	15,000	1.490%	149	05/2021
Unsecured term loan	Cash Flow	40,000	1.480%	410	05/2021
		$125,000		$999
Derivative Assets - Forward Swaps
Unsecured term loan	Cash Flow	60,000	1.770%	709	03/2023
Total Derivative Assets		$185,000		$1,708

Derivative Liabilities
Unsecured term loan	Cash Flow	$30,000	2.048%	$(242)	10/2018
Unsecured term loan	Cash Flow	25,000	1.850%	(139)	10/2018
Unsecured term loan	Cash Flow	5,000	1.840%	(27)	10/2018
Unsecured term loan	Cash Flow	15,000	2.150%	(220)	05/2020
Unsecured term loan	Cash Flow	10,000	2.150%	(146)	05/2020
Total Derivative Liabilities		$85,000		$(774)

The effect of derivative financial instruments on our condensed consolidated statements of operations for the three months ended June 30, 2017 and 2016 is summarized as follows:

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationship	Three Months Ended June 30,			Three Months Ended June 30,
	2017	2016		2017	2016
	(In thousands)			(In thousands)

Interest rate contracts - assets	$(699)	$—	Interest Expense	$(104)	$—
Interest rate contracts - liabilities	428	(1,574)	Interest Expense	(257)	(646)
Total	$(271)	$(1,574)	Total	$(361)	$(646)

The effect of derivative financial instruments on our condensed consolidated statements of operations for the six months ended June 30, 2017 and 2016 is summarized as follows:

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationship	Six Months Ended June 30,			Six Months Ended June 30,
	2017	2016		2017	2016
	(In thousands)			(In thousands)

Interest rate contracts - assets	$(177)	$(716)	Interest Expense	$(258)	$(74)
Interest rate contracts - liabilities	1,077	(7,529)	Interest Expense	(551)	(1,174)
Total	$900	$(8,245)	Total	$(809)	$(1,248)

8.   Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands, except per share data)
Net income	$6,252	$28,020	$19,666	$40,162
Net income attributable to noncontrolling interest	(147)	(659)	(462)	(956)
Allocation of income to restricted share awards	(78)	(120)	(168)	(198)
Income attributable to RPT	6,027	27,241	19,036	39,008
Preferred share dividends	(1,675)	(1,675)	(3,350)	(3,350)
Net income available to common shareholders	4,352	25,566	15,686	35,658
Add back preferred shares for dilution (1)	—	1,675	—	—
Net income available to common shareholders - Diluted	$4,352	$27,241	$15,686	$35,658

Weighted average shares outstanding, Basic	79,344	79,233	79,322	79,214
Restricted stock awards using the treasury method	185	206	203	199
Dilutive effect of securities (1)	—	6,588	—	—
Weighted average shares outstanding, Diluted	79,529	86,027	79,525	79,413

Income per common share, Basic	$0.05	$0.32	$0.20	$0.45
Income per common share, Diluted	$0.05	$0.32	$0.20	$0.45

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
We exclude certain securities from the computation of diluted earnings per share because the inclusion of these securities would have been anti-dilutive. The following table presents the outstanding securities that were excluded from the computation of diluted earnings per share and the number of common shares each was convertible into (amounts in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
	Issued	Converted	Issued	Converted	Issued	Converted	Issued	Converted
Operating Partnership Units	1,917	1,917	1,918	1,918	1,917	1,917	1,918	1,918
Series D Preferred Shares	1,849	6,685	1,849	—	1,849	6,685	1,849	6,588
Performance Share Units	98	—	—	—	98	—	—	—
	3,864	8,602	3,767	1,918	3,864	8,602	3,767	8,506

9.  Share-based Compensation Plans

As of June 30, 2017, we have one share-based compensation plan in effect, the 2012 Omnibus Long-Term Incentive Plan (“2012 LTIP”) under which our compensation committee may grant, subject to any Company performance conditions as specified by the compensation committee, restricted shares, restricted share units, options and other awards to trustees, officers and other key employees.  The 2012 LTIP allows us to issue up to 2.0 million shares of our common stock, units or stock options, of which 1.3 million remained available for issuance as of June 30, 2017.

As of June 30, 2017, we had 393,372 unvested share awards granted under the 2012 LTIP and other plans which terminated when the 2012 LTIP became effective.  These awards have various expiration dates through May 2022.

During the six months ended June 30, 2017, we had the following awards:

•	granted 162,848 shares of service-based restricted stock. The service-based awards were valued based on our closing stock price as of the grant date; and

•	granted performance-based equity and cash awards that are earned subject to a future performance measurement based on a three-year shareholder return peer comparison (“TSR Grants”).

The service-based restricted share awards to employees vest over five years and the compensation expense is recognized on a graded vesting basis. The service-based restricted share awards to trustees vest over one year. We recognized expense related to restricted share grants of $0.5 million and $0.7 million for the three months ended June 30, 2017 and June 30, 2016, respectively, and $1.2 million and $1.3 million for the six months ended June 30, 2017 and June 30, 2016, respectively.

Pursuant to ASC 718 – Stock Compensation, we determine the grant date fair value of TSR Grants that will be settled in cash, and any subsequent re-measurements, based upon a Monte Carlo simulation model.  We will recognize the compensation expense ratably over the requisite service period.  We are required to re-value the cash awards at the end of each quarter using the same methodology as was used at the initial grant date and adjust the compensation expense accordingly.  If at the end of the three-year measurement period the performance criterion is not met, compensation expense related to the cash awards previously recognized would be reversed. Compensation expense related to the cash awards was $0.4 million and $0.5 million for the three months ended June 30, 2017 and June 30, 2016, respectively, and an expense of $0.2 million and of $0.9 million for the six months ended June 30, 2017 and June 30, 2016, respectively.

The Company also determines the grant date fair value of the TSR Grants that will be settled in equity based upon a Monte Carlo simulation model and recognize the compensation expense ratably over the requisite service period. These equity awards are not re-valued at the end of each quarter. The compensation cost will be recognized regardless of whether the performance criterion are met, provided the requisite service has been provided. Compensation expense related to the equity awards was an expense of $0.1 million for the three months ended June 30, 2017 and $0.1 million for the six months ended June 30, 2017, respectively. There were no equity settled TSR Grants outstanding for the comparable periods in 2016.

We recognized total share-based compensation expense of $1.0 million and $1.2 million for the three months ended June 30, 2017 and June 30, 2016, respectively, and $1.5 million and $2.2 million for the six months ended June 30, 2017 and June 30, 2016, respectively.

As of June 30, 2017, we had $5.4 million of total unrecognized compensation expense related to unvested restricted shares and performance based equity and cash awards.  This expense is expected to be recognized over a weighted-average period of 3.1 years.

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

As of June 30, 2017, we had a federal and state deferred tax asset of $11.1 million and a valuation allowance of $11.1 million.  Our deferred tax assets are reduced by an offsetting valuation allowance where there is uncertainty regarding their realizability. We believe that it is more likely than not that the results of future operations will not generate sufficient taxable income to recognize the deferred tax assets.  These future operations are primarily dependent upon the profitability of our TRSs, the timing and amounts of gains on land sales, and other factors affecting the results of operations of the TRSs.

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

We recorded income tax provisions of approximately $0.1 million and $0.1 million for the six months ended June 30, 2017 and 2016, respectively.

Sales Taxes

We collect various taxes from tenants and remit these amounts, on a net basis, to the applicable taxing authorities.

11.  Commitments and Contingencies

Construction Costs

In connection with the development and expansion of various shopping centers as of June 30, 2017, we had entered into agreements for construction costs of approximately $10.0 million.

Litigation

From time to time, we are involved in certain litigation arising in the ordinary course of business; however, we do not believe that any of this litigation will have a material effect on our consolidated financial statements.

Leases

Operating Leases

We lease office space for our corporate headquarters under an operating lease that expires in August 2019. We also have a ground lease at Centennial Shops located in Edina, Minnesota. The ground lease includes rent escalations throughout the lease period and expires in April 2105. We recognized rent expense related to these operating leases of $0.4 million and $0.1 million for the three months ended June 30, 2017 and 2016, respectively, and $0.9 million and $0.3 million for the six months ended June 30, 2017 and 2016, respectively.

Capital Lease

We have a ground lease at Buttermilk Towne Center which we have recorded as a capital lease that expires in December 2032. Interest expense for this capital lease was negligible for the six months ended June 30, 2017 and 2016, respectively.

12.  Subsequent Events

We have evaluated subsequent events through the date that the condensed consolidated financial statements were issued.

In July 2017, the Company closed three property and one parcel dispositions generating net proceeds of approximately $47.2 million. One of these transactions allowed the Company to satisfy the requirements associated with an existing 1031 exchange and have the $26.1 million of previously completed disposition proceeds released from escrow to the Company. Upon release, the Company paid down its revolving credit facility $35.0 million.

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

Overview

We are a fully integrated, self-administered, publicly-traded equity REIT which owns, develops, redevelops, acquires, manages and leases large multi-anchored shopping centers primarily in a number of the largest metropolitan markets in the central United States.  As of June 30, 2017, our property portfolio consisted of 64 wholly owned shopping centers comprising approximately 15.0 million square feet. We also have ownership interests of 7%, 20% and 30%, respectively, in three joint ventures. In addition, we own interests in several land parcels that are available for development or sale, the majority of which are adjacent to certain of our existing developed properties. Our consolidated portfolio was 93.7% leased at June 30, 2017 as compared to 95.0% at June 30, 2016.

We accomplished the following activity during the six months ended June 30, 2017:

Operating Activity

For our consolidated properties we reported the following leasing activity:

	Leasing Transactions	Square Footage	Base Rent/SF (1)	Prior Rent/SF (2)	Tenant Improvements/SF (3)	Leasing Commissions/SF
Renewals	96	637,295	$15.64	$14.59	$0.07	$0.17
New Leases - Comparable	12	35,839	$20.91	$18.81	$13.25	$4.49
New Leases - Non-Comparable (4)	24	97,289	$16.98	N/A	$55.03	$4.72
Total	132	770,423	$16.06	N/A	$7.62	$0.95

(1) Base rent represents contractual minimum rent under the new lease for the first 12 months of the term.

(2)	Prior rent represents minimum rent, if any, paid by the prior tenant in the final 12 months of the term.

(3)	Includes tenant improvement cost, tenant allowances, and landlord costs. Excludes first generation space and new leases related to development and redevelopment activity.
(4) Non-comparable lease transactions include leases for space vacant for greater than 12 months, leases for space which has been combined from smaller spaces or demised from larger spaces and leases structured differently from the prior lease. As a result, there is no comparable prior rent per square foot to compare to the base rent per square foot of the new lease.

Investing Activity

At June 30, 2017, we have eight properties under redevelopment, expansion or re-anchoring that have an estimated cost of $86.5 million, of which $53.9 million remains to be invested. Completion for these projects is expected over the next two years.

During the six months ended June 30, 2017, we closed two property dispositions and an outparcel sale with aggregate gross selling prices of $28.8 million. Refer to Note 3 Property Acquisitions and Dispositions of the notes to the condensed consolidated financial statements for additional information related to dispositions. Subsequent to June 30, 2017, the Company closed three property and one parcel dispositions generating net proceeds of approximately $47.2 million. One of these transactions allowed the Company to satisfy the requirements associated with an existing 1031 exchange and have the $26.1 million of previously completed disposition proceeds released from escrow to the Company. Upon release, the Company paid down its revolving credit facility by $35.0 million.

Financing Activity

Debt
As of June 30, 2017 we had net debt to total market capitalization of 51.0% as compared to 37.2% at June 30, 2016. The increase is attributable to a decline in the price of our common stock, as well as increased borrowings on our unsecured revolving credit facility to fund acquisitions, capital expenditures and redevelopment. Also, at June 30, 2017, we have approximately $26.1 million of escrowed disposition proceeds and expect to complete additional dispositions in subsequent quarters to generate additional cash that will be used to reduce the balance on our revolving credit facility. As noted in Investing Activity, subsequent to June 30, 2017, the escrowed disposition proceeds were released to the Company and used to pay down the Company's revolving credit facility.
Equity

For the six months ended June 30, 2017, we did not issue any common shares through our equity distribution arrangement. The shares issuable are registered with the Securities and Exchange Commission (“SEC”) on our registration statement on Form S-3 (No. 333-211925).

Land Available for Development or Sale

At June 30, 2017, our three largest development sites, Hartland Towne Square, Lakeland Park Center and Parkway Shops, had phase one completed. At Hartland Towne Square, we are negotiating to sell 7.5 acres for the development of a theater, however there are significant conditions that have to be satisfied for the transaction to close. The remaining future phases at these projects are in pre-development. We estimate that if we proceed with the development of the projects, up to approximately 510,000 square feet of gross leasable area ("GLA") could be developed, excluding various outparcels of land. It is our policy to start vertical construction on new development projects only after the project has received entitlements, significant anchor commitments and construction financing, if appropriate.

Our development and construction activities are subject to risks such as our inability to obtain the necessary governmental approvals for a project, our determination that the expected return on a project is not sufficient to warrant continuation of the planned development, or our change in plan or scope for the development.  If any of these events occur, we may record an impairment provision.

Accounting Policies and Estimates

Our 2016 Annual Report on Form 10-K contains a description of our critical accounting policies, including policies for the initial adoption of accounting policies, revenue recognition and accounts receivable, real estate investment, off balance sheet arrangements, fair value measurements and deferred charges.  For the six months ended June 30, 2017, there were no material changes to these policies, other than the adoption of ASU 2017-01 "Clarifying the Definition of a Business."

Comparison of three months ended June 30, 2017 to June 30, 2016

The following summarizes certain line items from our unaudited condensed consolidated statements of operations that we believe are important in understanding our operations and/or have significantly changed in the three months ended June 30, 2017 as compared to the same period in 2016:

	Three Months Ended June 30,
	2017	2016	Dollar Change	Percent Change
	(In thousands)
Total revenue	$67,062	$65,883	$1,179	1.8%
Real estate taxes	10,730	11,132	(402)	(3.6)%
Recoverable operating expense	6,431	6,672	(241)	(3.6)%
Non-recoverable operating expense	1,242	564	678	120.2%
Depreciation and amortization	23,335	22,714	621	2.7%
General and administrative expense	6,372	5,683	689	12.1%
Provision for impairment	820	—	820	100.0%
Gain on sale of real estate	—	19,799	(19,799)	(100.0)%
Earnings from unconsolidated joint ventures	55	109	(54)	(49.5)%
Interest expense	11,486	11,376	110	1.0%
Other gain on unconsolidated joint ventures	—	215	(215)	(100.0)%
Preferred share dividends	1,675	1,675	—	—%

Total revenue for the three months ended June 30, 2017, increased $1.2 million, or 1.8% from 2016.  The increase is primarily due to acquisitions completed during the fourth quarter 2016 and first quarter 2017, net of properties sold during 2016 and 2017, as well as lower recovery income and higher minimum rent from existing properties.
Real estate tax expense for the three months ended June 30, 2017 decreased $0.4 million, or 3.6% from 2016, primarily due to incremental tax decreases within existing properties offset partially by a net increase from property acquisitions and dispositions.

Recoverable operating expense for the three months ended June 30, 2017 decreased $0.2 million, or 3.6%, from 2016.  The decrease is primarily a result of lower expense at existing properties.

Non-recoverable operating expense for the three months ended June 30, 2017 increased $0.7 million, or 120.2% from 2016. The increase is primarily a result of ground rent expense at a property acquired in the fourth quarter of 2016 and an increase in bad debt expense.

Depreciation and amortization expense for the three months ended June 30, 2017 increased $0.6 million, or 2.7% , from 2016.  The increase is primarily a result of property acquisitions net of dispositions, and the timing of amortization and write-off of certain tenant specific assets.

General and administrative expense for the three months ended June 30, 2017 increased $0.7 million or 12.1% from 2016.  The increase was primarily due to higher severance expense.

In the second quarter 2017, we recorded an impairment provision totaling $0.8 million on a shopping center classified as income producing. The adjustment was triggered by changes in the associated market price and expected hold period assumptions related to this center.

There was no gain on sale of real estate for the three months ended June 30, 2017 compared to $19.8 million during the same period in 2016. Refer to Note 3 Property Acquisitions and Dispositions of the notes to the condensed consolidated financial statements for further information related to our 2017 dispositions.

Earnings from unconsolidated joint ventures for the three months ended June 30, 2017 decreased $0.1 million or 49.5% as a result of our exit from one of our joint ventures in the second quarter of 2016.

Interest expense for the three months ended June 30, 2017 increased $0.1 million or 1.0% from 2016. The increase is primarily a result of lower debt premium amortization.

Comparison of six months ended June 30, 2017 to June 30, 2016

The following summarizes certain line items from our unaudited condensed consolidated statements of operations that we believe are important in understanding our operations and/or have significantly changed in the six months ended June 30, 2017 as compared to the same period in 2016:

	Six Months Ended June 30,
	2017	2016	Dollar Change	Percent Change
	(In thousands)
Total revenue	$134,887	$132,395	$2,492	1.9%
Real estate taxes	21,723	21,441	282	1.3%
Recoverable operating expense	14,039	14,751	(712)	(4.8)%
Non-recoverable operating expense	2,390	1,957	433	22.1%
Depreciation and amortization	46,152	46,561	(409)	(0.9)%
General and administrative expense	12,823	11,288	1,535	13.6%
Provision for impairment	6,537	—	6,537	100.0%
Gain on sale of real estate	11,375	26,324	(14,949)	(56.8)%
Earnings from unconsolidated joint ventures	141	218	(77)	(35.3)%
Interest expense	22,285	22,678	(393)	(1.7)%
Other gain on unconsolidated joint ventures	—	215	(215)	(100.0)%
Preferred share dividends	3,350	3,350	—	—%

Total revenue for the six months ended June 30, 2017, increased $2.5 million, or 1.9%, from 2016.  The increase is primarily due to higher minimum rent at existing properties and a net increase from property acquisition and disposition activity offset partially by lower recovery income.
Real estate tax expense for the six months ended June 30, 2017 increased $0.3 million, or 1.3% from 2016, primarily due to acquisitions completed during the fourth quarter 2016 and first quarter 2017, net of properties sold during 2016 and 2017.

Recoverable operating expense for the six months ended June 30, 2017 decreased $0.7 million, or 4.8%, from 2016.  The decrease is a result of lower expense at existing properties and lower net expense from property acquisition and disposition activity.

Non-recoverable operating expense for the six months ended June 30, 2017 increased $0.4 million, or 22.1% from 2016. The increase is primarily a result of ground rent expense at a property acquired in the fourth quarter of 2016.

Depreciation and amortization expense for the six months ended June 30, 2017 decreased $0.4 million, or 0.9%, from 2016.  The decrease is primarily a result of property dispositions net of acquisitions and the timing of amortization and write-off of certain tenant specific assets.

General and administrative expense for the six months ended June 30, 2017 increased $1.5 million or 13.6% from 2016.  The increase was primarily due to higher severance expense, an increase in outside professional fees and higher compensation and benefits expense.

During the six months ended June 30, 2017, we recorded an impairment provision totaling $6.5 million on shopping centers classified as income producing. The adjustment was triggered by changes in the associated market price and expected hold period assumptions related to these shopping centers.

Gain on sale of real estate was $11.4 million for the six months ended June 30, 2017 and $26.3 million during the same period in 2016. Refer to Note 3 Property Acquisitions and Dispositions of the notes to the condensed consolidated financial statements for further information related to our 2017 dispositions.

Earnings from unconsolidated joint ventures for the six months ended June 30, 2017 decreased $0.08 million or 35.3% as a result of our exit from one of our joint ventures in the second quarter of 2016.

Interest expense for the six months ended June 30, 2017 decreased $0.4 million or 1.7% from 2016. The decrease is primarily a result of a 40 basis point decline in our weighted average interest rate, partially offset by a 4% increase in our average outstanding debt and lower debt premium amortization.

Liquidity and Capital Resources

Our internally generated funds from operating centers and other investing activities, augmented by use of our existing credit facility and equity sales through our equity distribution arrangement, provide resources to maintain our current operations and assets, and pay dividends. Generally, our need to access the capital markets is limited to refinancing debt obligations at or near maturity and funding major capital investments and acquisitions. See “Planned Capital Spending” for more details.

At June 30, 2017, we had $4.8 million in cash and cash equivalents and $31.8 million in restricted cash and escrows. Restricted cash and escrows was comprised of funds held in escrow to pay real estate taxes, insurance premiums, and certain capital expenditures. Restricted cash and escrows also included $26.1 million of disposition proceeds that are intended to be used to to complete an Internal Revenue Code section 1031 exchange.

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

We have no debt maturing until January 2018. As opportunities arise and market conditions permit, we will look to repay maturing mortgages by issuing unsecured debt, utilizing cash flow from operating activities or funding from availability under our credit facility.

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

As of June 30, 2017, $84.8 million was available to be borrowed under our unsecured revolving credit facility subject to continuing compliance with maintenance covenants that may affect availability.

For the six months ended June 30, 2017, our cash flows were as follows compared to the same period in 2016:

	Six Months Ended June 30,
	2017	2016
	(In thousands)
Net cash provided by operating activities	$52,121	$53,919
Net cash (used in) provided by investing activities	(187,503)	39,901
Net cash provided by (used in) financing activities	136,598	(96,095)

Operating Activities

Net cash provided by operating activities decreased $1.8 million compared to 2016 primarily due to lower net income, partially offset by lower gains on real estate sales, as well changes in operating assets and liabilities.

Investing Activities

Net cash used in investing activities increased $227.4 million compared to 2016 primarily due to real estate acquisitions, development and capital improvements, and lower disposition proceeds. Approximately $26.1 million of the proceeds related to the Auburn Mile and Oak Brook Square dispositions were placed into escrow at closing to complete an Internal Revenue Code section 1031 exchange. As such they have been excluded from disposition proceeds in the Consolidated Statements of Cash Flows.

Financing Activities

Net cash provided by financing activities increased $232.7 million compared to 2016 primarily due to the net borrowings under our revolving credit facility to fund acquisitions.

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

On May 17, 2017, our Board of Trustees declared a quarterly cash dividend distribution of $0.22 per common share paid to common shareholders of record as of June 20, 2017, a $0.01 per common share or 4.8% increase from the same period in 2016.  Future dividends will be declared at the discretion of our Board of Trustees.  On an annual basis, we intend to make distributions to shareholders of at least 90% of our REIT taxable income, excluding net capital gains, in order to maintain our qualification as a REIT.  On an annualized basis, our current dividend is above our estimated minimum required distribution.

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

Additionally, we declared a quarterly cash dividend of $0.90625 per preferred share to preferred shareholders of record as of June 20, 2017, unchanged from the per share dividend declared for the same period in 2016.

	Six Months Ended June 30,
	2017	2016
	(In thousands)
Net cash provided by operating activities	$52,121	$53,919

Cash distributions to preferred shareholders	(3,350)	(3,350)
Cash distributions to common shareholders and deferred shares	(35,093)	(33,462)
Cash distributions to operating partnership unit holders	(844)	(823)
Total distributions	(39,287)	(37,635)

Surplus	$12,834	$16,284

In June 2016, we commenced a new equity distribution agreement that registered up to 8.0 million common shares for issuance from time to time, in our sole discretion. For the six months ended June 30, 2017, we did not issue any common shares through the arrangement. The shares issuable in the new distribution agreement are registered with the Securities and Exchange Commission (“SEC”) on our registration statement on Form S-3 (No. 333-211925).

Debt

At June 30, 2017, we had $264.0 million outstanding on our revolving credit facility, $159.1 million of fixed rate mortgage loans encumbering certain properties, $210.0 million of unsecured term loan facilities, $535.0 million in senior unsecured notes and $28.1 million of junior subordinated notes.  Subsequent to June 30, 2017, the Company closed four transactions generating net proceeds of approximately $47.2 million. One of these transactions allowed the Company to satisfy the requirements associated with an existing 1031 exchange and have the $26.1 million of escrowed disposition proceeds released to the Company. Upon release, the Company paid down its revolving credit facility $35.0 million. For further information on the fixed rate mortgages and other debt, refer to Note 5 Debt of the notes to the condensed consolidated financial statements.

In addition, we had interest rate swap derivative instruments in effect for an aggregate notional amount of $270.0 million converting a portion of our floating rate corporate debt to fixed rate debt.  After taking into account the impact of converting our variable rate debt to fixed rate debt by use of the interest rate swap agreements, at June 30, 2017, we had $292.1 million of variable rate debt outstanding.

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

As of June 30, 2017, we had three equity investments in unconsolidated joint ventures in which we owned 30% or less of the total ownership interest and accounted for these entities under the equity method. Refer to Note 4 Equity Investments in Unconsolidated Joint Ventures of the notes to the condensed consolidated financial statements for more information.

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

Contractual Obligations

The following are our contractual cash obligations as of June 30, 2017:

	Payments due by period
Contractual Obligations	Total	Less than 1 year (1)	1-3 years	3-5 years	More than 5 years
	(In thousands)
Mortgages and notes payable:
Scheduled amortization	$16,958	$1,616	$8,095	$3,956	$3,291
Payments due at maturity	1,179,298	—	403,165	162,949	613,184
Total mortgages and notes payable (2)	1,196,256	1,616	411,260	166,905	616,475
Interest expense (3)	278,260	23,569	115,776	57,330	81,585
Employment contracts	3,610	816	2,794	—	—
Capital lease (4)	1,600	100	300	200	1,000
Operating leases	101,374	744	3,635	1,712	95,283
Construction commitments	10,000	10,000	—	—	—
Total contractual obligations	$1,591,100	$36,845	$533,765	$226,147	$794,343

(1)	Amounts represent balance of obligation for the remainder of 2017.

(2)	Excludes $4.5 million of unamortized mortgage debt premium and $3.4 million in net deferred financing costs.

(3)	Variable-rate debt interest is calculated using rates at June 30, 2017.

(4)	Includes interest payments associated with the capital lease obligation.

We anticipate that the combination of cash on hand, cash provided from operating activities, the availability under our revolving credit facility ($84.8 million at June 30, 2017 subject to compliance with covenants), our access to the capital markets, and the sale of existing properties will satisfy our expected working capital and capital expenditure requirements through at least the next 12 months.  Although we believe that the combination of factors discussed will provide sufficient liquidity, no assurance can be given.

At June 30, 2017, we did not have any contractual obligations that required or allowed settlement, in whole or in part, with consideration other than cash.

Mortgages and notes payable

See the analysis of our debt included in “Liquidity and Capital Resources.”

Employment Contracts

At June 30, 2017, we had employment contracts with our Chief Executive, Chief Financial and Chief Operating Officers that contain minimum guaranteed compensation.  All other employees are subject to at-will employment.

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

Construction Costs

In connection with the development and expansion of various shopping centers as of June 30, 2017, we have entered into agreements for construction activities with an aggregate cost of approximately $10.0 million.

Planned Capital Spending

We are focused on our core strengths of enhancing the value of our existing portfolio of shopping centers through successful leasing efforts and the completion of our development and redevelopment projects currently in process.

In addition to the construction agreements of approximately $10.0 million we have entered into as of June 30, 2017, we anticipate spending an additional $25.0 million to $35.0 million for the remainder of 2017 for development and redevelopment projects, tenant improvements, and leasing costs.  Estimates for future spending will change as new projects are approved.

Disclosures regarding planned capital spending, including estimates regarding timing of tenant openings, capital expenditures and occupancy are forward-looking statements and certain significant factors discussed elsewhere in this document and our other filings with the SEC, including our Annual Report on Form 10-K could cause the actual results to differ materially.

Capitalization

At June 30, 2017 our total market capitalization was $2.3 billion and is detailed below:

(In thousands)
Net debt (including property-specific mortgages, unsecured revolving credit facility, term loans and capital lease obligation net of $4.8 million in cash)	$1,192,524
Common shares, OP units, and dilutive securities based on market price of $12.90 at June 30, 2017	1,050,666
Convertible perpetual preferred shares based on market price of $52.66 at June 30, 2017	97,368
Total market capitalization	$2,340,558

Net debt to total market capitalization(1)	51.0%

(1)Including the $26.1 million of disposition proceeds held in escrow, net debt to total market capitalization would have been 50.4%.

Outstanding letters of credit issued under our revolving credit facility totaled approximately $1.2 million at June 30, 2017.

At June 30, 2017, the non-controlling interest in the Operating Partnership was approximately 2.4%.  The OP Units outstanding may, under certain circumstances, be exchanged for our common shares of beneficial interest on a one-for-one basis.  We, as sole general partner of the Operating Partnership, have the option, but not the obligation, to settle exchanged OP Units held by others in cash based on the current trading price of our common shares of beneficial interest.  Assuming the exchange of all OP Units, there would have been approximately 81.3 million common shares of beneficial interest outstanding at June 30, 2017, with a market value of approximately $1.0 billion.

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

Also, we consider “Operating FFO” a meaningful, additional measure of financial performance because it excludes acquisition costs and periodic items such as gains (or losses) from sales of land and impairment provisions on land available for development or sale, bargain purchase gains, severance expense and gains or losses on extinguishment of debt that are not adjusted under the current NAREIT definition of FFO.  We provide a reconciliation of net income available to common shareholders to FFO to Operating FFO. FFO and Operating FFO should not be considered alternatives to GAAP net income available to common shareholders or as alternatives to cash flow as measures of liquidity.

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

The following table illustrates the reconciliation of net income available to common shareholders to FFO to Operating FFO:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands, except per share data)
Net income	$6,252	$28,020	$19,666	$40,162
Net income attributable to noncontrolling partner interest	(147)	(659)	(462)	(956)
Preferred share dividends	(1,675)	(1,675)	(3,350)	(3,350)
Net income available to common shareholders	4,430	25,686	15,854	35,856
Adjustments:
Rental property depreciation and amortization expense	23,275	22,671	46,033	46,478
Pro-rata share of real estate depreciation from unconsolidated joint ventures	79	81	152	163
Gain on sale of depreciable real estate	—	(18,473)	(11,190)	(24,747)
Gain on sale of joint venture depreciable real estate (1)	—	(26)	—	(26)
Provision for impairment on income-producing properties	820	—	6,537	—
Other gain on unconsolidated joint ventures (2)	—	(215)	—	(215)
FFO available to common shareholders	28,604	29,724	57,386	57,509
Noncontrolling interest in Operating Partnership (1)	147	659	462	956
Preferred share dividends (assuming conversion)	1,675	1,675	3,350	3,350
FFO available to common shareholders and dilutive securities	30,426	32,058	61,198	61,815

Gain on sale of land	—	(1,326)	(185)	(1,577)
Severance expense	554	80	567	80
Acquisition costs	—	4	—	63
Operating FFO available to common shareholders and dilutive securities	$30,980	$30,816	$61,580	$60,381

Weighted average common shares	79,344	79,233	79,322	79,214
Shares issuable upon conversion of Operating Partnership Units (1)	1,917	1,936	1,917	1,969
Dilutive effect of restricted stock	185	206	203	199
Shares issuable upon conversion of preferred shares (2)	6,685	6,588	6,685	6,588
Weighted average equivalent shares outstanding, diluted	88,131	87,963	88,127	87,970

Diluted earnings per share (3)	$0.05	$0.32	$0.20	$0.45
Per share adjustments for FFO available to common shareholders and dilutive securities	0.30	0.04	0.49	0.25
FFO available to common shareholders and dilutive securities per share, diluted	$0.35	$0.36	$0.69	$0.70

Per share adjustments for Operating FFO available to common shareholders and dilutive securities	—	(0.01)	0.01	(0.01)
Operating FFO available to common shareholders and dilutive securities per share, diluted	$0.35	$0.35	$0.70	$0.69

(1)	The total non-controlling interest reflects OP units convertible 1:1 into common shares.

(2)
Series D convertible preferred shares are paid annual dividends of $6.7 million and are currently convertible into approximately 6.7 million shares of common stock. They are dilutive only when earnings or FFO exceed approximately $0.25 per diluted share per quarter, which was the case for FFO for the three and six months ended June 30, 2017 and 2016. The conversion ratio is subject to adjustment based upon a number of factors, and such adjustment could affect the dilutive impact of the Series D convertible preferred shares on earnings per share and FFO in future periods.

(3)	The denominator to calculate diluted earnings per share excludes shares issuable upon conversion of OP units and preferred shares for the three and six months ended June 30, 2017 and 2016.

Same Property Operating Income

Same Property Operating Income ("Same Property NOI with Redevelopment") is a supplemental non-GAAP financial measure of real estate companies' operating performance. Same Property NOI with Redevelopment is considered by management to be a relevant performance measure of our operations because it includes only the NOI of comparable properties for the reporting period. Same Property NOI with Redevelopment excludes acquisitions and dispositions. Same Property NOI is calculated using consolidated operating income and adjusted to exclude management and other fee income, depreciation and amortization, general and administrative expense, provision for impairment and non-comparable income/expense adjustments such as straight-line rents, lease termination fees, above/below market rents, and other non-comparable operating income and expense adjustments.

In addition, to Same Property NOI with Redevelopment, the Company also believes Same Property NOI without Redevelopment to be a relevant performance measure of our operations. Same Property NOI without Redevelopment follows the same methodology as Same Property NOI with Redevelopment, however it excludes redevelopment activity that significantly impacts the entire property, as well as lesser redevelopment activity where we are adding GLA or retenanting a specific space. A property is designated as redevelopment when projected costs exceed $1.0 million, and the construction impacts approximately 20% or more of the income producing property's gross leasable area ("GLA") or the location and nature of the construction significantly impacts or disrupts the daily operations of the property. Redevelopment may also include a portion of certain properties designated as same property for which we are adding additional GLA or retenanting space.

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

The following is a summary of our wholly owned properties for the periods noted with consistent classification in the prior period for presentation of Same Property NOI:

	Three Months Ended June 30,		Six Months Ended June 30,
Property Designation	2017	2016	2017	2016
Same-property	57	57	57	57
Acquisitions (1)	3	3	3	3
Redevelopment (2)	4	4	4	4
Held for sale	1	1	1	1
Total wholly owned properties	65	65	65	65

(1) Includes the following properties not owned in both comparable periods: Centennial Shops, Providence Marketplace and Webster Place.
(2) Includes the following properties: Hunter's Square, West Oaks, Woodbury Lakes, and Deerfield Towne Center. The entire property indicated for each period is completely excluded from same property NOI.

The following is a reconciliation of our net income available to commons shareholders to Same Property NOI:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)

Net income available to common shareholders	$4,430	$25,686	$15,854	$35,856
Adjustments to reconcile to Same Property NOI:
Preferred share dividends	1,675	1,675	3,350	3,350
Net income attributable to noncontrolling interest	147	659	462	956
Income tax provision	25	39	53	101
Interest expense	11,486	11,376	22,285	22,678
Earnings from unconsolidated joint ventures	(55)	(109)	(141)	(218)
Gain on sale of real estate	—	(19,799)	(11,375)	(26,324)
Gain on remeasurement of unconsolidated joint venture	—	(215)	—	(215)
Other expense, net	424	(198)	735	150
Management and other fee income	(73)	(245)	(226)	(355)
Depreciation and amortization	23,335	22,714	46,152	46,561
Acquisition costs	—	4	—	63
General and administrative expenses	6,372	5,683	12,823	11,288
Provision for impairment	820	—	6,537	—
Amortization of lease inducements	44	112	88	206
Amortization of acquired above and below market lease intangibles	(1,149)	(822)	(2,108)	(1,557)
Lease termination fees	—	—	(33)	(68)
Straight-line ground rent expense	70	—	141	—
Amortization of acquired ground lease intangibles	6	—	12	—
Straight-line rental income	(378)	(331)	(1,188)	(810)
NOI	47,179	46,229	93,421	91,662
NOI from Other Investment Properties	(3,769)	(3,310)	(6,301)	(6,745)
Same Property NOI with Redevelopment	43,410	42,919	87,120	84,917
NOI from Redevelopment	(6,107)	(5,186)	(11,995)	(10,528)
Same Property NOI without Redevelopment	$37,303	$37,733	$75,125	$74,389

Period-end Occupancy percent without Redevelopment	92.5%	94.2%	92.5%	94.2%

The following table summarizing GLA and NOI at properties for which we are adding additional GLA or retenanting space. The property is included in same property NOI with Redevelopment, however a portion of GLA and NOI is excluded.

		Portion of GLA & NOI Impacted by Redevelopment
		Three Months Ended June 30,				Six Months Ended June 30,
	Stable	2017		2016		2017		2016
Property	GLA	GLA	NOI	GLA	NOI	GLA	NOI	GLA	NOI
	(In thousands)	(In thousands)
Mission Bay	214	52	$(395)	52	$(178)	52	$(673)	52	$(377)
River City Maketplace	557	6	(23)	6	—	6	(23)	6	—
Shops on Lane	168	4	(27)	4	—	4	(54)	4	—
Spring Meadows	290	25	(172)	25	(41)	25	(293)	25	(83)
The Shoppes at Fox River	265	15	(84)	15	—	15	(169)	15	—
Town & Country	154	31	(114)	31	(30)	31	(196)	31	(61)
Total adjustments		133	$(815)	133	$(249)	133	$(1,408)	133	$(521)

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We have exposure to interest rate risk on our variable rate debt obligations.  Based on market conditions, we may manage our exposure to interest rate risk by entering into interest rate swap agreements to hedge our variable rate debt.  We are not subject to any foreign currency exchange rate risk or commodity price risk, or other material rate or price risks.  Based on our debt and interest rates and interest rate swap agreements in effect at June 30, 2017, a 100 basis point change in interest rates would impact our future earnings and cash flows by approximately $0.8 million annually.  We believe that a 100 basis point increase in interest rates would decrease the fair value of our total outstanding debt by approximately $2.9 million at June 30, 2017.

We had derivative instruments outstanding with an aggregate notional amount of $270.0 million as of June 30, 2017.  The agreements provided for swapping one-month LIBOR to fixed interest rates ranging from 1.46% to 2.15% and had expirations ranging from 2018 to 2023.  The following table sets forth information as of June 30, 2017 concerning our long-term debt obligations, including principal cash flows by scheduled amortization payment and scheduled maturity, weighted average interest rates of maturing amounts and fair market value:

	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
(In thousands)
Fixed-rate debt	$1,616	$39,132	$5,859	$102,269	$114,508	$640,747	$904,131	$885,656
Average interest rate	5.63%	4.72%	6.76%	4.01%	3.48%	4.27%	4.23%	3.97%
Variable-rate debt	$—	$264,000	$—	$—	$—	$28,125	$292,125	$292,125
Average interest rate	—%	2.72%	—%	—%	—%	4.47%	2.89%	2.89%

We estimated the fair value of our fixed rate mortgages using a discounted cash flow analysis, based on borrowing rates for similar types of borrowing arrangements with the same remaining maturity.  Considerable judgment is required to develop estimated fair values of financial instruments.  The table incorporates only those exposures that exist at June 30, 2017 and does not consider those exposures or positions which could arise after that date or firm commitments as of such date.  Therefore, the information presented therein has limited predictive value.  Our actual interest rate fluctuations will depend on the exposures that arise during the period and on market interest rates at that time.

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

We carried out an assessment as of June 30, 2017 of the effectiveness of the design and operation of our disclosure controls and procedures.  This assessment was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.  Based on such evaluation, our management, including our Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2017.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we are involved in certain litigation arising in the ordinary course of business. We do not believe that any of this litigation will have a material effect on our consolidated financial statements. There are no material pending governmental proceedings.

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

RAMCO-GERSHENSON PROPERTIES TRUST

Date: August 3, 2017	By:/s/DENNIS GERSHENSON Dennis Gershenson President and Chief Executive Officer (Principal Executive Officer)

Date: August 3, 2017	By:/s/GEOFFREY BEDROSIAN Geoffrey Bedrosian Chief Financial Officer (Principal Financial Officer)

Date: August 3, 2017	By:/s/RAYMOND J. MERK Raymond J. Merk Chief Accounting Officer (Principal Accounting Officer)