Form 10-Q
period 2017-09-30
RAMCO GERSHENSON PROPERTIES TRUST
filed 2017-11-03
CIK 842183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended September 30, 2017

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

Yes   ☐                       No  ☒

Number of common shares of beneficial interest ($0.01 par value) of the registrant outstanding as of October 26, 2017: 79,366,003

PART 1 – FINANCIAL INFORMATION
Item 1.  Unaudited Condensed Consolidated Financial Statements

RAMCO-GERSHENSON PROPERTIES TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	September 30, 2017	December 31, 2016
	(unaudited)	(as revised)
ASSETS
Income producing properties, at cost:
Land	$409,863	$374,889
Buildings and improvements	1,790,464	1,757,781
Less accumulated depreciation and amortization	(345,432)	(345,204)
Income producing properties, net	1,854,895	1,787,466
Construction in progress and land available for development or sale	56,099	61,224
Real estate held for sale	—	8,776
Net real estate	1,910,994	1,857,466
Equity investments in unconsolidated joint ventures	2,734	3,150
Cash and cash equivalents	4,781	3,582
Restricted cash and escrows	5,256	11,144
Accounts receivable (net of allowance for doubtful accounts of $1,882 and $1,861 as of September 30, 2017 and December 31, 2016, respectively)	25,459	24,016
Acquired lease intangibles, net	71,785	72,424
Other assets, net	92,042	89,716
TOTAL ASSETS	$2,113,051	$2,061,498

LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable, net	$1,081,510	$1,021,223
Capital lease obligation	1,066	1,066
Accounts payable and accrued expenses	55,090	57,357
Acquired lease intangibles, net	65,633	63,734
Other liabilities	9,273	9,893
Distributions payable	19,666	19,627
TOTAL LIABILITIES	1,232,238	1,172,900

Commitments and Contingencies

Ramco-Gershenson Properties Trust ("RPT") Shareholders' Equity:
Preferred shares, $0.01 par, 2,000 shares authorized: 7.25% Series D Cumulative Convertible Perpetual Preferred Shares, (stated at liquidation preference $50 per share), 1,849 shares issued and outstanding as of September 30, 2017 and December 31, 2016	92,427	92,427
Common shares of beneficial interest, $0.01 par, 120,000 shares authorized, 79,366 and 79,272 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	794	793
Additional paid-in capital	1,160,054	1,158,430
Accumulated distributions in excess of net income	(394,516)	(384,934)
Accumulated other comprehensive income	1,265	985
TOTAL SHAREHOLDERS' EQUITY ATTRIBUTABLE TO RPT	860,024	867,701
Noncontrolling interest	20,789	20,897
TOTAL SHAREHOLDERS' EQUITY	880,813	888,598

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,113,051	$2,061,498

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
REVENUE
Minimum rent	$49,736	$47,591	$149,970	$144,540
Percentage rent	106	71	570	511
Recovery income from tenants	14,923	15,289	46,655	48,067
Other property income	1,078	1,055	3,310	2,927
Management and other fee income	88	73	314	429
TOTAL REVENUE	65,931	64,079	200,819	196,474

EXPENSES
Real estate taxes	10,948	10,269	32,670	31,710
Recoverable operating expense	6,660	6,475	20,699	21,227
Non-recoverable operating expense	825	603	3,216	2,560
Depreciation and amortization	23,130	23,245	69,282	69,806
Acquisition costs	—	55	—	118
General and administrative expense	5,952	5,787	18,775	17,075
Provision for impairment	1,885	977	8,423	977
TOTAL EXPENSES	49,400	47,411	153,065	143,473

OPERATING INCOME	16,531	16,668	47,754	53,001

OTHER INCOME AND EXPENSES
Other (expense) income, net	123	(158)	(612)	(307)
Gain on sale of real estate	24,545	9,359	35,920	35,684
Earnings from unconsolidated joint ventures	81	119	223	337
Interest expense	(11,586)	(11,140)	(33,871)	(33,818)
Other gain on unconsolidated joint ventures	—	—	—	215
Loss on extinguishment of debt	—	(847)	—	(847)
INCOME BEFORE TAX	29,694	14,001	49,414	54,265
Income tax provision	(65)	(133)	(119)	(234)
NET INCOME	29,629	13,868	49,295	54,031
Net income attributable to noncontrolling partner interest	(696)	(326)	(1,158)	(1,282)
NET INCOME ATTRIBUTABLE TO RPT	28,933	13,542	48,137	52,749
Preferred share dividends	(1,675)	(1,675)	(5,026)	(5,026)
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$27,258	$11,867	$43,111	$47,723

EARNINGS PER COMMON SHARE
Basic	$0.34	$0.15	$0.54	$0.60
Diluted	$0.33	$0.15	$0.54	$0.60

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	79,381	79,249	79,337	79,226
Diluted	86,259	79,437	79,514	79,404

Cash Dividend Declared per Common Share	$0.22	$0.21	$0.66	$0.64

OTHER COMPREHENSIVE INCOME
Net income	$29,629	$13,868	$49,295	$54,031
Other comprehensive gain (loss):
Gain (loss) on interest rate swaps	196	1,745	287	(5,252)
Comprehensive income	29,825	15,613	49,582	48,779
Comprehensive income attributable to noncontrolling interest	(701)	(367)	(1,164)	(1,154)
COMPREHENSIVE INCOME ATTRIBUTABLE TO RPT	$29,124	$15,246	$48,418	$47,625

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
For the Nine Months Ended September 30, 2017
(In thousands)
(Unaudited)

	Shareholders' Equity of Ramco-Gershenson Properties Trust
	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Shareholders’ Equity
Balance, December 31, 2016 (as revised)	$92,427	$793	$1,158,430	$(384,934)	$985	$20,897	$888,598
Issuance of common shares, net of issuance costs	—	—	(24)	—	—	—	(24)
Redemption of OP unit holders	—	—	—	(1)	—	(7)	(8)
Share-based compensation and other expense, net of shares withheld for employee taxes	—	1	1,648	—	—	—	1,649
Dividends declared to common shareholders	—	—	—	(52,381)	—	—	(52,381)
Dividends declared to preferred shareholders	—	—	—	(5,026)	—	—	(5,026)
Distributions declared to noncontrolling interests	—	—	—	—	—	(1,266)	(1,266)
Dividends declared to deferred shares	—	—	—	(311)	—	—	(311)
Other comprehensive income adjustment	—	—	—	—	280	7	287
Net income	—	—	—	48,137	—	1,158	49,295
Balance, September 30, 2017	$92,427	$794	$1,160,054	$(394,516)	$1,265	$20,789	$880,813

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAMCO GERSHENSON PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
OPERATING ACTIVITIES
Net income	$49,295	$54,031
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69,282	69,806
Amortization of deferred financing fees	1,040	1,099
Income tax provision	119	234
Earnings from unconsolidated joint ventures	(223)	(337)
Distributions received from operations of unconsolidated joint ventures	613	382
Provision for impairment	8,423	977
Loss on extinguishment of debt	—	847
Other gain on unconsolidated joint ventures	—	(215)
Gain on sale of real estate	(35,920)	(35,684)
Amortization of premium on mortgages, net	(870)	(1,346)
Service-based restricted share expense	1,970	2,150
Long-term incentive cash and equity compensation expense	251	827
Changes in assets and liabilities:
Accounts receivable, net	(1,441)	2,580
Acquired lease intangibles and other assets, net	(480)	522
Accounts payable, acquired lease intangibles and other liabilities	(3,201)	(6,110)
Net cash provided by operating activities	88,858	89,763

INVESTING ACTIVITIES
Acquisition of real estate	(165,882)	—
Development and capital improvements	(43,966)	(51,146)
Net proceeds from sales of real estate	121,419	88,212
Distributions from sale of joint venture property	—	1,303
Change in restricted cash	1,888	682
Net cash (used in) provided by investing activities	(86,541)	39,051

FINANCING ACTIVITIES
Repayments of mortgages and notes payable	(2,381)	(23,221)
Proceeds on revolving credit facility	224,000	181,000
Repayments on revolving credit facility	(161,000)	(231,000)
Payment of deferred financing costs	(2,263)	(457)
Proceeds, net of costs, from issuance of common stock	(24)	(185)
Redemption of operating partnership units for cash	(8)	(1,518)
Shares used for employee taxes upon vesting of awards	(497)	—
Dividends paid to preferred shareholders	(5,026)	(5,026)
Dividends paid to common shareholders and deferred shares	(52,653)	(50,176)
Distributions paid to operating partnership unit holders	(1,266)	(1,245)
Net cash used in financing activities	(1,118)	(131,828)

Net change in cash and cash equivalents	1,199	(3,014)
Cash and cash equivalents at beginning of period	3,582	6,644
Cash and cash equivalents at end of period	$4,781	$3,630

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest (net of capitalized interest of $193 and $640 in 2017 and 2016, respectively)	$29,698	$32,557
Proceeds from dispositions held in escrow	$—	$18,990
Decrease in restricted cash attributable to acquired real estate	$4,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Organization and Basis of Presentations

Organization

Ramco-Gershenson Properties Trust, together with its subsidiaries (the “Company” or "RPT"), is a real estate investment trust (“REIT”) engaged in the business of owning, developing, redeveloping, acquiring, managing and leasing large multi-anchored shopping centers primarily in a number of the largest metropolitan markets in the central United States.  As of September 30, 2017, our property portfolio consisted of 60 wholly owned shopping centers comprising approximately 14.2 million square feet. We also have ownership interests of 7%, 20% and 30%, respectively, in three joint ventures. Our joint ventures are reported using equity method accounting. We earn fees from the joint ventures for managing, leasing and redeveloping the shopping centers they own. In addition, we own interests in several land parcels that are available for development or sale. Most of our properties are anchored by supermarkets and/or national chain stores.  Our credit risk, therefore, is concentrated in the retail industry.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and our majority owned subsidiary, the Operating Partnership, Ramco-Gershenson Properties, L.P. (the "OP") (97.6% owned by the Company at September 30, 2017 and December 31, 2016), and all wholly-owned subsidiaries, including entities in which we have a controlling financial interest.

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

Correction of Immaterial Error

In the third quarter of 2017, management identified certain special assessment obligations on undeveloped land that required revision. The adjustment to revise the obligations approximated $3.1 million. The revision had no impact on earnings or cash flows for 2016, 2015 and 2014.

Pursuant to the guidance of Staff Accounting Bulletin ("SAB") No. 99, Materiality, the Company concluded that the adjustments were not material to any of its prior period financial statements. Although the adjustments were immaterial to prior periods, the prior period financial statements were revised, in accordance with SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, due to the significance of the out-of-period correction in the third quarter of 2017.

A reconciliation of the effects of the revision to the previously reported balance sheet at December 31, 2016 follows:

	December 31, 2016
	As reported	Adjustment	As Revised
	(In thousands)
Other liabilities	$6,800	$3,093	$9,893
Total liabilities	$1,169,807	$3,093	$1,172,900
Accumulated distributions in excess of net income	$(381,912)	$(3,022)	$(384,934)
Noncontrolling interest	$20,968	$(71)	$20,897
Total shareholder's equity	$891,691	$(3,093)	$888,598

A reconciliation of the effects of the revision to the previously reported statement of stockholders' equity for the years ending December 31, 2016, 2015, and 2014 follows:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Accumulated distributions in excess of net income, as reported	$(381,912)	$(365,747)	$(358,525)
Adjustment	(3,022)	(3,022)	(3,022)
Accumulated distributions in excess of net income, as revised	$(384,934)	$(368,769)	$(361,547)

Noncontrolling interest, as reported	$20,968	$22,053	$25,861
Adjustment	(71)	(71)	(71)
Noncontrolling interest, as revised	$20,897	$21,982	$25,790

Recently Adopted Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2017-01, "Clarifying the Definition of a Business" ("ASU 2017-01"). ASU 2017-01 changes the definition of a business to exclude acquisitions where substantially all of the fair value of the assets acquired are concentrated in a single identifiable asset or a group of similar identifiable assets. While there are various differences between the accounting for an asset acquisition and a business combination, the largest impact is that certain transaction costs are capitalized for asset acquisitions rather than expensed when they are considered business combinations. ASU 2017-01 is effective January 1, 2019; however the Company early adopted this standard during the first quarter of 2017. Transaction costs of $0.6 million have been capitalized in connection with our acquisitions.

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

Recent Accounting Pronouncements

In September 2017, the FASB issued ASU 2017-13 "'Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments" ("ASU 2017-13"). The amendments in ASU 2017-13 amend the early adoption date option for certain companies related to the adoption of ASU 2014-09 related to revenue and ASU 2016-02 related to leases and is effective consistent with each of these updates. The adoption of this update is not anticipated to have a material impact on our consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12 "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities" ("ASU 2017-12"). These amendments refine and expand hedge accounting for both financial (e.g., interest rate) and commodity risks. Its provisions create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes. It also makes certain targeted improvements to simplify the application of hedge accounting guidance. It is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The adoption of this update is not anticipated to have a material impact on our consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09 "Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting" ("ASU 2017-09"). ASU 2017-09 clarifies guidance about what changes to the terms and conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. It is effective for annual periods, and interim periods within those annual periods, beginning after December 31, 2017. The adoption of this standard is not anticipated to have a material impact on our consolidated financial statements.

In February 2017, the FASB issued ASU 2017-05 "Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets" ("ASU 2017-05"). ASU 2017-05 clarifies that a financial asset is within the scope of Subtopic 610-20 if it meets the definition of an in substance nonfinancial asset. ASU 2017-05 also defines the term in substance nonfinancial asset. It is effective for annual periods beginning after December 15, 2017. The adoption of this standard is not anticipated to have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04 "Simplifying the Test for Goodwill Impairment" ("ASU 2017-04"). ASU 2017-04 simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. ASU 2017-04 is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We do not anticipate the adoption of ASU 2017-04 will have a material impact on our consolidated financial statements.

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

For the three months ended September 30, 2017 and nine months ended September 30, 2017, we recorded impairment provisions totaling $1.9 million and $8.4 million, respectively on shopping centers classified as income producing. The impairment provision for the three months ended September 30, 2017 related to a certain center disposed of during the quarter. The impairment was primarily the result of events occurring during the due diligence period including a long-term renewal commitment from a tenant at a rental rate lower than anticipated and the loss of certain tenants. In the first half of 2017 the adjustments were triggered by changes in the associated market price and expected hold period assumptions related to certain shopping centers. To estimate fair value, we use discounted cash flow models that include assumptions of the discount rates that market participants would use in pricing an asset or market pricing from potential or comparable transactions.

Land available for development or sale includes real estate projects where vertical construction has yet to commence, but which have been identified by us and are available for future development when market conditions dictate the demand for a new shopping center. The viability of all projects under construction or development, including those owned by unconsolidated joint ventures, is regularly evaluated under applicable accounting requirements, including requirements relating to abandonment of assets or changes in use.  Land available for development or sale was $36.4 million and $37.8 million at September 30, 2017 and December 31, 2016, respectively.

Construction in progress represents existing development, redevelopment and tenant build-out projects.  When projects are substantially complete and ready for their intended use, balances are transferred to land or building and improvements as appropriate.  Construction in progress was $19.7 million and $23.4 million at September 30, 2017 and December 31, 2016, respectively. The decrease in construction in progress from December 31, 2016 to September 30, 2017 was due primarily to the completion of ongoing redevelopment and expansion projects across the portfolio.

Pursuant to the criteria established under ASC Topic 360 we classify properties as held for sale when executed purchase and sales agreement contingencies have been satisfied thereby signifying that the sale is legally binding. As of September 30, 2017, we had no properties and no parcels classified as held for sale. As of December 31, 2016, the Company had one property classified as held for sale with a net book value of $8.8 million which closed in February 2017.

3.  Property Acquisitions and Dispositions

Acquisitions

The following table provides a summary of our acquisitions for the nine months ended September 30, 2017:

					Gross
Property Name	Location	GLA (in thousands)	Acreage	Date Acquired	Purchase Price	Assumed Debt
					(In thousands)

Providence Marketplace	Mt. Juliet, TN	632	N/A	02/17/17	$115,126	$—
Webster Place	Chicago, IL	135	N/A	02/17/17	53,162	—
Total consolidated income producing acquisitions		767	—		$168,288	$—

Troy Marketplace - Outparcel	Troy, MI	N/A	0.4	08/24/17	$901	$—
Troy Marketplace - Outparcel	Troy, MI	N/A	0.4	06/30/17	175	$—
Troy Marketplace - Outparcel	Troy, MI	N/A	0.5	01/17/17	475	—
Total consolidated land / outparcel acquisitions		—	1.3		$1,551	$—

Total Acquisitions		767	1.3		$169,839	$—

The aggregate fair value of our 2017 acquisitions through September 30, 2017, was allocated and is reflected in the following table.

Allocated Fair Value
(In thousands)
Land	$52,132
Buildings and improvements	107,156
Above market leases	409
Lease origination costs	12,885
Other assets	3,899
Below market leases	(6,642)
Net assets acquired	$169,839

Total revenue and net income for the 2017 acquisitions included in our condensed consolidated statement of operations for the three and nine months ended September 30, 2017 were as follows:

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
	(In thousands)

Total revenue from 2017 acquisitions	$3,862	$9,477
Net income from 2017 acquisitions	$687	$1,674

Unaudited Proforma Information

If the 2017 acquisitions had occurred on January 1, 2016, our consolidated revenues and net income for the three and nine months ended September 30, 2017 and 2016 would have been as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30, 2017
	2017	2016	2017	2016
	(In thousands)

Consolidated revenue	$65,931	$68,445	$202,714	$207,846
Consolidated net income available to common shareholders	$27,258	$12,366	$43,346	$49,235

Dispositions

The following table provides a summary of our disposition activity for the nine months ended September 30, 2017:

					Gross
Property Name	Location	GLA	Acreage	Date Sold	Sales Price	Gain on Sale
		(In thousands)			(In thousands)

Hoover Eleven	Warren, MI	281	N/A	09/29/17	$20,350	$—
Auburn Mile - Aqua Tots	Auburn Hills, MI	5	N/A	08/25/17	1,000	123
New Towne Plaza	Canton Township, MI	193	N/A	08/04/17	26,000	15,899
Clinton Valley	Sterling Heights, MI	205	N/A	08/01/17	23,500	7,168
Roseville Towne Center	Roseville, MI	77	N/A	07/24/17	10,250	(291)
Gaines Marketplace	Caledonia, MI	60	N/A	07/07/17	9,500	690
Walgreen's Data Center	Mount Prospect, IL	73	N/A	07/07/17	6,200	252
Auburn Mile	Auburn Hills, MI	91	N/A	03/17/17	13,311	7,005
Oak Brook Square	Flint, MI	152	N/A	02/10/17	14,200	4,185
Total income producing dispositions		1,137	—		$124,311	$35,031

River City Marketplace - Outparcel	Jacksonville, FL	N/A	0.9	09/29/17	$360	$63
Hartland - Outparcel	Hartland, MI	N/A	1.6	08/04/17	550	148
River City Marketplace	Jacksonville, FL	N/A	1.4	07/27/17	675	493
Lakeland Park Center - Outparcel	Lakeland, FL	N/A	1.8	03/31/17	1,305	185
Total outparcel dispositions		—	5.7		$2,890	$889

Total consolidated dispositions		1,137	5.7		$127,201	$35,920

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

The combined condensed financial information for our unconsolidated joint ventures is summarized as follows:

Balance Sheets	September 30, 2017	December 31, 2016
	(In thousands)
ASSETS
Investment in real estate, net	$43,001	$43,995
Other assets	3,234	3,712
Total Assets	$46,235	$47,707
LIABILITIES AND OWNERS' EQUITY
Other liabilities	$488	$219
Owners' equity	45,747	47,488
Total Liabilities and Owners' Equity	$46,235	$47,707

RPT's equity investments in unconsolidated joint ventures	$2,734	$3,150

	Three Months Ended September 30,		Nine Months Ended September 30,
Statements of Operations	2017	2016	2017	2016
	(In thousands)
Total revenue	$1,192	$1,279	$3,485	$4,588
Total expenses	745	915	2,250	3,017
Income before other income and expense	447	364	1,235	1,571
Gain on sale of real estate	—	—	—	371
Net income	$447	$364	$1,235	$1,942

RPT's share of earnings from unconsolidated joint ventures	$81	$119	$223	$337

Acquisitions

There was no acquisition activity in the nine months ended September 30, 2017 by any of our unconsolidated joint ventures.

Dispositions

There was no disposition activity in the nine months ended September 30, 2017 by any of our unconsolidated joint ventures.

Joint Venture Management and Other Fee Income

We are engaged by our joint ventures to provide asset management, property management, leasing and investing services for such ventures' respective properties.  We receive fees for our services, including a property management fee calculated as a percentage of gross revenues received, and recognize these fees as the services are rendered.

The following table provides information for our fees earned which are reported in our condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Management fees	$69	$65	$206	$251
Leasing fees	19	6	108	89
Construction fees	—	2	—	42
Disposition fees	—	—	—	47
Total	$88	$73	$314	$429

5.  Debt

The following table summarizes our mortgages and notes payable and capital lease obligation as of September 30, 2017 and December 31, 2016:

Notes Payable and Capital Lease Obligation	September 30, 2017	December 31, 2016
	(In thousands)
Senior unsecured notes	$535,000	$535,000
Unsecured term loan facilities	210,000	210,000
Fixed rate mortgages	158,337	160,718
Unsecured revolving credit facility	149,000	86,000
Junior subordinated notes	28,125	28,125
	1,080,462	1,019,843
Unamortized premium	4,251	5,120
Unamortized deferred financing costs	(3,203)	(3,740)
Total notes payable	$1,081,510	$1,021,223

Capital lease obligation	$1,066	$1,066

Senior unsecured notes and unsecured term loans

Our $745.0 million of senior unsecured notes and unsecured term loans have interest rates ranging from 3.14% to 4.74% and are due at various maturity dates from May 2020 through November 2028.

Mortgages

Our $158.3 million of fixed rate mortgages have interest rates ranging from 2.86% to 7.38% and are due at various maturity dates from January 2018 through June 2026. The fixed rate mortgages are secured by properties that have an approximate net book value of $251.6 million as of September 30, 2017. It is our intent to repay the mortgages maturing in 2018 and beyond using cash, borrowings under our unsecured line of credit, or other sources of financing which may include long-term unsecured notes.

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

Revolving Credit Facility

On September 14, 2017, the Company entered into a Fourth Amended and Restated Credit Agreement (the “Fourth Amendment”). The Fourth Amendment amends and restates the Company's existing credit agreement with a number of financial institutions to provide an unsecured credit facility in the aggregate amount of $350.0 million with the ability to increase borrowing capacity up to $650.0 million through an accordion feature. The credit facility matures on September 14, 2021, and may be extended by the Company for two periods of six months each subject to continued compliance with the terms of the credit facility and the payment of an extension fee of 0.075%. Borrowings on the facility will be priced at London Interbank Offered Rate (LIBOR) plus a margin of between 1.30% and 1.95%, based on the Company’s leverage ratio as calculated under the credit facility. Deferred financing fees associated with the Fourth Amendment were approximately $2.3 million.

As of September 30, 2017, we had $149.0 million outstanding under our revolving credit facility, an increase of $63.0 million from December 31, 2016, as a result of borrowings to partially fund acquisitions of properties. After adjusting for outstanding letters of credit issued under our revolving credit facility, not reflected in the accompanying condensed consolidated balance sheets, totaling $1.3 million, we had $199.7 million of availability under our revolving credit facility. The interest rate as of September 30, 2017 was 2.59%.

Junior Subordinated Notes

Our junior subordinated notes have a variable rate of LIBOR plus 3.30%. The maturity date is January 2038.

The following table presents scheduled principal payments on mortgages and notes payable as of September 30, 2017:

Year Ending December 31,
(In thousands)
2017	$822
2018	39,132
2019	5,859
2020	102,269
2021 (1)	263,508
Thereafter	668,872
Subtotal debt	1,080,462
Unamortized premium	4,251
Unamortized deferred financing costs	(3,203)
Total debt	$1,081,510

(1) Scheduled maturities in 2021 include the $149.0 million balance on the unsecured revolving credit facility drawn as of September 30, 2017. The unsecured revolving credit facility has two six-month extensions available at the Company's option provided compliance with financial covenants is maintained.

Our unsecured revolving credit facility, senior unsecured notes, and unsecured term loan facilities contain financial covenants relating to total leverage, fixed charge coverage ratio, unencumbered assets, tangible net worth and various other calculations. As of September 30, 2017, we were in compliance with these covenants.

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

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016.

		Total
	Balance Sheet Location	Fair Value	Level 2
September 30, 2017		(In thousands)
Derivative assets - interest rate swaps	Other assets	$1,725	$1,725
Derivative liabilities - interest rate swaps	Other liabilities	$(595)	$(595)
December 31, 2016
Derivative assets - interest rate swaps	Other assets	$2,143	$2,143
Derivative liabilities - interest rate swaps	Other liabilities	$(1,300)	$(1,300)

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

Fixed rate debt (including variable rate debt swapped to fixed through derivatives) with carrying values of $903.3 million and $905.7 million as of September 30, 2017 and December 31, 2016, respectively, had fair values of approximately $880.8 million and $900.3 million, respectively.  Variable rate debt’s fair value is estimated to be the carrying values of $177.1 million and $114.1 million as of September 30, 2017 and December 31, 2016, respectively.

The following is a description of valuation methodologies used for our assets and liabilities recorded at fair value on a nonrecurring basis:
Net Real Estate
Our net investment in real estate, including any identifiable intangible assets, is subject to impairment testing on a nonrecurring basis. To estimate fair value, we use discounted cash flow models that include assumptions of the discount rates that market participants would use in pricing the asset or pricing from potential or comparable market transactions. To the extent impairment has occurred, we charge to expense the excess of the carrying value of the property over its estimated fair value. We classify impaired real estate assets as nonrecurring Level 3. During the nine months ended September 30, 2017, certain income producing shopping centers with a fair value of approximately $68.1 million incurred an impairment charge of $8.4 million. We did not have any material liabilities that were required to be measured at fair value on a nonrecurring basis during the period.
7.  Derivative Financial Instruments

We utilize interest rate swap agreements for risk management purposes to reduce the impact of changes in interest rates on our variable rate debt.  We may also enter into forward starting swaps to set the effective interest rate on planned variable rate financing. On the date we enter into an interest rate swap, the derivative is designated as a hedge against the variability of cash flows that are to be paid in connection with a recognized liability.  Subsequent changes in the fair value of a derivative designated as a cash flow hedge that is determined to be effective are recorded in other comprehensive income (“OCI”) until earnings are affected by the variability of cash flows of the hedged transaction.  The differential between fixed and variable rates to be paid or received is accrued, as interest rates change, and recognized currently as interest expense in the condensed consolidated statements of operations.  We assess effectiveness of our cash flow hedges both at inception and on an ongoing basis.   Our cash flow hedges become ineffective, for example, if critical terms of the hedging instrument and the debt do not perfectly match such as notional amounts, settlement dates, reset dates and calculation period and LIBOR rate. Changes in the fair values are immediately included in other income and expenses. At September 30, 2017, all of our hedges were effective.

The following table summarizes the notional values and fair values of our derivative financial instruments as of September 30, 2017:

	Hedge	Notional	Fixed	Fair	Expiration
Underlying Debt	Type	Value	Rate	Value	Date
		(In thousands)		(In thousands)
Derivative Assets
Unsecured term loan	Cash Flow	$50,000	1.460%	$297	05/2020
Unsecured term loan	Cash Flow	20,000	1.498%	205	05/2021
Unsecured term loan	Cash Flow	15,000	1.490%	159	05/2021
Unsecured term loan	Cash Flow	40,000	1.480%	436	05/2021
		$125,000		$1,097
Derivative Assets - Forward Swaps
Unsecured term loan	Cash Flow	60,000	1.770%	628	03/2023
Total Derivative Assets		$185,000		$1,725

Derivative Liabilities
Unsecured term loan	Cash Flow	$30,000	2.048%	$(178)	10/2018
Unsecured term loan	Cash Flow	25,000	1.850%	(98)	10/2018
Unsecured term loan	Cash Flow	5,000	1.840%	(19)	10/2018
Unsecured term loan	Cash Flow	15,000	2.150%	(180)	05/2020
Unsecured term loan	Cash Flow	10,000	2.150%	(120)	05/2020
Total Derivative Liabilities		$85,000		$(595)

The effect of derivative financial instruments on our condensed consolidated statements of operations for the three months ended September 30, 2017 and 2016 is summarized as follows:

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationship	Three Months Ended September 30,			Three Months Ended September 30,
	2017	2016		2017	2016
	(In thousands)			(In thousands)

Interest rate contracts - assets	$(44)	$—	Interest Expense	$62	$—
Interest rate contracts - liabilities	360	1,093	Interest Expense	(182)	652
Total	$316	$1,093	Total	$(120)	$652

The effect of derivative financial instruments on our condensed consolidated statements of operations for the nine months ended September 30, 2017 and 2016 is summarized as follows:

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationship	Nine Months Ended September 30,			Nine Months Ended September 30,
	2017	2016		2017	2016
	(In thousands)			(In thousands)

Interest rate contracts - assets	$(98)	$(716)	Interest Expense	$(319)	$74
Interest rate contracts - liabilities	1,437	(6,436)	Interest Expense	(733)	1,826
Total	$1,339	$(7,152)	Total	$(1,052)	$1,900

8.   Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In thousands, except per share data)
Net income	$29,629	$13,868	$49,295	$54,031
Net income attributable to noncontrolling interest	(696)	(326)	(1,158)	(1,282)
Allocation of income to restricted share awards	(135)	(90)	(310)	(287)
Income attributable to RPT	28,798	13,452	47,827	52,462
Preferred share dividends	(1,675)	(1,675)	(5,026)	(5,026)
Net income available to common shareholders	27,123	11,777	42,801	47,436
Add back preferred shares for dilution (1)	1,675	—	—	—
Net income available to common shareholders - Diluted	$28,798	$11,777	$42,801	$47,436

Weighted average shares outstanding, Basic	79,381	79,249	79,337	79,226
Restricted stock awards using the treasury method	165	188	177	178
Dilutive effect of securities (1)	6,713	—	—	—
Weighted average shares outstanding, Diluted	86,259	79,437	79,514	79,404

Income per common share, Basic	$0.34	$0.15	$0.54	$0.60
Income per common share, Diluted	$0.33	$0.15	$0.54	$0.60

(1) The assumed conversion of preferred shares is dilutive for the three months ended September 30, 2017 and anti-dilutive for all other periods presented.
We exclude certain securities from the computation of diluted earnings per share because the inclusion of these securities would have been anti-dilutive. The following table presents the outstanding securities that were excluded from the computation of diluted earnings per share and the number of common shares each was convertible into (amounts in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
	Issued	Converted	Issued	Converted	Issued	Converted	Issued	Converted
Operating Partnership Units	1,917	1,917	1,917	1,917	1,917	1,917	1,917	1,917
Series D Preferred Shares	—	—	1,849	6,592	1,849	6,713	1,849	6,592
Performance Share Units	98	—	—	—	98	—	—	—
	2,015	1,917	3,766	8,509	3,864	8,630	3,766	8,509

9.  Share-based Compensation Plans

As of September 30, 2017, we have one share-based compensation plan in effect, the 2012 Omnibus Long-Term Incentive Plan (“2012 LTIP”) under which our compensation committee may grant, subject to any Company performance conditions as specified by the compensation committee, restricted shares, restricted share units, options and other awards to trustees, officers and other key employees.  The 2012 LTIP allows us to issue up to 2.0 million shares of our common stock, units or stock options, of which 1.2 million remained available for issuance as of September 30, 2017.

As of September 30, 2017, we had 412,623 unvested share awards granted under the 2012 LTIP and other plans which terminated when the 2012 LTIP became effective.  These awards have various expiration dates through July 2022.

During the nine months ended September 30, 2017, we had the following awards:

•	granted 214,804 shares of service-based restricted stock. The service-based awards were valued based on our closing stock price as of the grant date; and

•	granted performance-based equity and cash awards that are earned subject to a future performance measurement based on a three-year shareholder return peer comparison (“TSR Grants”).

The service-based restricted share awards to employees vest over five years and the compensation expense is recognized on a graded vesting basis. The service-based restricted share awards to trustees vest over one year. We recognized expense related to restricted share grants of $0.8 million and $0.7 million for the three months ended September 30, 2017 and September 30, 2016, respectively, and $2.0 million and $2.1 million for the nine months ended September 30, 2017 and September 30, 2016, respectively.

Pursuant to ASC 718 – Stock Compensation, we determine the grant date fair value of TSR Grants that will be settled in cash, and any subsequent re-measurements, based upon a Monte Carlo simulation model.  We will recognize the compensation expense ratably over the requisite service period.  We are required to re-value the cash awards at the end of each quarter using the same methodology as was used at the initial grant date and adjust the compensation expense accordingly.  If at the end of the three-year measurement period the performance criterion is not met, compensation expense related to the cash awards previously recognized would be reversed. Compensation benefit related to the cash awards was $(0.1) million and $(0.1) million for the three months ended September 30, 2017 and September 30, 2016, respectively, and an expense of $0.1 million and of $0.8 million for the nine months ended September 30, 2017 and September 30, 2016, respectively.

The Company also determines the grant date fair value of the TSR Grants that will be settled in equity based upon a Monte Carlo simulation model and recognizes the compensation expense ratably over the requisite service period. These equity awards are not re-valued at the end of each quarter. The compensation cost will be recognized regardless of whether the performance criterion are met, provided the requisite service has been provided. Compensation expense related to the equity awards was an expense of $0.1 million for the three months ended September 30, 2017 and $0.2 million for the nine months ended September 30, 2017, respectively. There were no equity settled TSR Grants outstanding for the comparable periods in 2016.

We recognized total share-based compensation expense of $0.8 million and $0.6 million for the three months ended September 30, 2017 and September 30, 2016, respectively, and $2.3 million and $2.9 million for the nine months ended September 30, 2017 and September 30, 2016, respectively.

As of September 30, 2017, we had $5.1 million of total unrecognized compensation expense related to unvested restricted shares and performance based equity and cash awards.  This expense is expected to be recognized over a weighted-average period of 3.2 years.

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

As of September 30, 2017, we had a federal and state deferred tax asset of $10.6 million and a valuation allowance of $10.6 million.  Our deferred tax assets are reduced by an offsetting valuation allowance where there is uncertainty regarding their realizability. We believe that it is more likely than not that the results of future operations will not generate sufficient taxable income to recognize the deferred tax assets.  These future operations are primarily dependent upon the profitability of our TRSs, the timing and amounts of gains on land sales, and other factors affecting the results of operations of the TRSs.

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

We recorded income tax provisions of approximately $0.1 million and $0.2 million for the nine months ended September 30, 2017 and 2016, respectively.

Sales Taxes

We collect various taxes from tenants and remit these amounts, on a net basis, to the applicable taxing authorities.

11.  Commitments and Contingencies

Construction Costs

In connection with the development and expansion of various shopping centers as of September 30, 2017, we had entered into agreements for construction costs of approximately $26.6 million.

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

We recognized rent expense related to these operating leases of $0.4 million and $0.1 million for the three months ended September 30, 2017 and 2016, respectively, and $1.3 million and $0.4 million for the nine months ended September 30, 2017 and 2016, respectively.

Capital Lease

We have a ground lease at Buttermilk Towne Center which we have recorded as a capital lease that expires in December 2032. Interest expense for this capital lease was negligible for the nine months ended September 30, 2017 and 2016, respectively.

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

Overview

We are a fully integrated, self-administered, publicly-traded equity REIT which owns, develops, redevelops, acquires, manages and leases large multi-anchored shopping centers primarily in a number of the largest metropolitan markets in the central United States.  As of September 30, 2017, our property portfolio consisted of 60 wholly owned shopping centers comprising approximately 14.2 million square feet. We also have ownership interests of 7%, 20% and 30%, respectively, in three joint ventures. In addition, we own interests in several land parcels that are available for development or sale, the majority of which are adjacent to certain of our existing developed properties. Our consolidated portfolio was 93% leased at September 30, 2017 as compared to 94.2% at September 30, 2016.  The decline in leased occupancy is primarily a result of the Gander Mountain, MC Sporting Goods, Golfsmith and rue21 bankruptcies.

Hurricane Irma

In September 2017 Hurricane Irma made landfall in Florida where 16 of our 60 shopping centers are located. Certain centers incurred minimal damage, primarily to rooftops, signage and landscaping, as a result of high winds. Overall, repair costs were less than $0.4 million which were partially offset by recovery income in accordance with our current tenant recovery rates. No centers incurred repairs that exceeded our insurance deductible.

We accomplished the following activity during the nine months ended September 30, 2017:

Operating Activity

For our consolidated properties we reported the following leasing activity:

	Leasing Transactions	Square Footage	Base Rent/SF (1)	Prior Rent/SF (2)	Tenant Improvements/SF (3)	Leasing Commissions/SF
Renewals	129	760,830	$16.62	$15.48	$0.07	$0.15
New Leases - Comparable	17	105,865	$19.60	$16.58	$24.29	$3.79
New Leases - Non-Comparable (4)	30	106,717	$17.02	N/A	$52.37	$4.77
Total	176	973,412	$16.99	N/A	$8.43	$1.05

(1) Base rent represents contractual minimum rent under the new lease for the first 12 months of the term.

(2)	Prior rent represents minimum rent, if any, paid by the prior tenant in the final 12 months of the term.

(3)	Includes tenant improvement cost, tenant allowances, and landlord costs. Excludes first generation space and new leases related to development and redevelopment activity.
(4) Non-comparable lease transactions include leases for space vacant for greater than 12 months, leases for space which has been combined from smaller spaces or demised from larger spaces and leases structured differently from the prior lease. As a result, there is no comparable prior rent per square foot to compare to the base rent per square foot of the new lease.

Investing Activity

At September 30, 2017, we have seven properties under redevelopment, expansion or re-anchoring that have an estimated cost of $76.1 million, of which $43.7 million remains to be invested. Completion for these projects is expected over the next two years.

During the nine months ended September 30, 2017, we closed seven property dispositions, a Walgreen's Data Center and four outparcel sales with aggregate gross selling prices of $127.2 million. Refer to Note 3 Property Acquisitions and Dispositions of the notes to the condensed consolidated financial statements for additional information related to dispositions.

Financing Activity

Debt
As of September 30, 2017 we had net debt to total market capitalization of 48.1% as compared to 37.5% at September 30, 2016. The increase is attributable to a decline in the price of our common stock, as well as increased borrowings on our unsecured revolving credit facility to partially fund acquisitions.

On September 14, 2017, the Company entered into a Fourth Amended and Restated Credit Agreement (the “Fourth Amendment”). The Fourth Amendment amends and restates the Company's existing credit agreement with a number of financial institutions to provide an unsecured credit facility in the aggregate amount of $350.0 million with the ability to increase borrowing capacity up to $650.0 million through an accordion feature. The credit facility matures on September 14, 2021, and may be extended by the Company for two periods of six months each subject to continued compliance with the terms of the credit facility and the payment of an extension fee of 0.075%. Borrowings on the facility will be priced at London Interbank Offered Rate (LIBOR) plus a margin of between 1.30% and 1.95%, based on the Company’s leverage ratio as calculated under the credit facility.
At September 30, 2017 and September 30, 2016, we had $199.7 million and $339.9 million, respectively, available to draw under our unsecured revolving line of credit.
Equity

For the nine months ended September 30, 2017, we did not issue any common shares through our equity distribution arrangement. The shares issuable are registered with the Securities and Exchange Commission (“SEC”) on our registration statement on Form S-3 (No. 333-211925).

Land Available for Development or Sale

At September 30, 2017, our three largest development sites, Hartland Towne Square, Lakeland Park Center and Parkway Shops, each had phase one completed. At Hartland Towne Square, we are negotiating to sell 7.5 acres for the development of a theater, however no definitive agreement has been executed and there are significant conditions that have to be satisfied for the transaction to close. The remaining future phases at Lakeland Park Center and Parkway Shops are in pre-development. We estimate that if we proceed with the development of the projects, up to approximately 510,000 square feet of gross leasable area ("GLA") could be developed, excluding various outparcels of land. It is our policy to start vertical construction on new development projects only after the project has received entitlements, significant anchor commitments and construction financing, if appropriate.

Our development and construction activities are subject to risks such as our inability to obtain the necessary governmental approvals for a project, our determination that the expected return on a project is not sufficient to warrant continuation of the planned development, or our change in plan or scope for the development.  If any of these events occur, we may record an impairment provision.

Accounting Policies and Estimates

Our 2016 Annual Report on Form 10-K contains a description of our critical accounting policies, including policies for the initial adoption of accounting policies, revenue recognition and accounts receivable, real estate investment, off balance sheet arrangements, fair value measurements and deferred charges.  For the nine months ended September 30, 2017, there were no material changes to these policies, other than the adoption of ASU 2017-01 "Clarifying the Definition of a Business."

Comparison of three months ended September 30, 2017 to September 30, 2016

The following summarizes certain line items from our unaudited condensed consolidated statements of operations that we believe are important in understanding our operations and/or have significantly changed in the three months ended September 30, 2017 as compared to the same period in 2016:

	Three Months Ended September 30,
	2017	2016	Dollar Change	Percent Change
	(In thousands)
Total revenue	$65,931	$64,079	$1,852	2.9%
Real estate taxes	10,948	10,269	679	6.6%
Recoverable operating expense	6,660	6,475	185	2.9%
Non-recoverable operating expense	825	603	222	36.8%
Depreciation and amortization	23,130	23,245	(115)	(0.5)%
General and administrative expense	5,952	5,787	165	2.9%
Provision for impairment	1,885	977	908	92.9%
Gain on sale of real estate	24,545	9,359	15,186	162.3%
Earnings from unconsolidated joint ventures	81	119	(38)	(31.9)%
Interest expense	11,586	11,140	446	4.0%
Loss on extinguishment of debt	—	(847)	847	NM
Preferred share dividends	1,675	1,675	—	—%

Total revenue for the three months ended September 30, 2017, increased $1.9 million, or 2.9% from 2016.  The increase is primarily due to acquisitions completed during the fourth quarter 2016 and first quarter 2017, net of properties sold during 2016 and 2017, as well as higher minimum rent from existing properties, partially offset by lower recovery income.
Real estate tax expense for the three months ended September 30, 2017 increased $0.7 million, or 6.6% from 2016, primarily due to incremental tax increases within existing properties, as well as increases amongst properties acquired net of dispositions.

Recoverable operating expense for the three months ended September 30, 2017 increased $0.2 million, or 2.9%, from 2016.  The increase is primarily a result of higher recoverable expenses at our Florida properties caused by Hurricane Irma.

Non-recoverable operating expense for the three months ended September 30, 2017 increased $0.2 million, or 36.8% from 2016. The increase is primarily a result of ground rent expense at a property acquired in the fourth quarter of 2016 and other non-recoverable expenses at properties acquired in 2017, partially offset by a decrease in non-recoverable expenses at existing properties.

Depreciation and amortization expense for the three months ended September 30, 2017 decreased $0.1 million, or 0.5%, from 2016.  The decrease is primarily a result of a decrease in depreciation and amortization at existing properties, as well as write-offs at properties sold in 2017, partially offset by increases in depreciation at properties acquired in the fourth quarter of 2016 and the first quarter of 2017.

General and administrative expense for the three months ended September 30, 2017 increased $0.2 million or 2.9% from 2016.  The increase was primarily due to higher outside professional fees, partially offset by a decrease in severance expense.

In the third quarter 2017, we recorded an impairment provision totaling $1.9 million on a shopping center classified as income producing. The adjustment was triggered by a purchase price reduction at a property sold in the third quarter of 2017.

There was gain on sale of real estate of $24.5 million for the three months ended September 30, 2017 compared to $9.4 million during the same period in 2016. Refer to Note 3 Property Acquisitions and Dispositions of the notes to the condensed consolidated financial statements for further information related to our 2017 acquisitions and dispositions.

Interest expense for the three months ended September 30, 2017 increased $0.4 million or 4.0% from 2016. The increase is primarily a result of less capitalized interest and lower debt premium amortization.
Comparison of nine months ended September 30, 2017 to September 30, 2016

The following summarizes certain line items from our unaudited condensed consolidated statements of operations that we believe are important in understanding our operations and/or have significantly changed in the nine months ended September 30, 2017 as compared to the same period in 2016:

	Nine Months Ended September 30,
	2017	2016	Dollar Change	Percent Change
	(In thousands)
Total revenue	$200,819	$196,474	$4,345	2.2%
Real estate taxes	32,670	31,710	960	3.0%
Recoverable operating expense	20,699	21,227	(528)	(2.5)%
Non-recoverable operating expense	3,216	2,560	656	25.6%
Depreciation and amortization	69,282	69,806	(524)	(0.8)%
General and administrative expense	18,775	17,075	1,700	10.0%
Provision for impairment	8,423	977	7,446	762.1%
Gain on sale of real estate	35,920	35,684	236	0.7%
Earnings from unconsolidated joint ventures	223	337	(114)	(33.8)%
Interest expense	33,871	33,818	53	0.2%
Other gain on unconsolidated joint ventures	—	215	(215)	NM
Loss on extinguishment of debt	—	(847)	847	NM
Preferred share dividends	5,026	5,026	—	—%

Total revenue for the nine months ended September 30, 2017, increased $4.3 million, or 2.2%, from 2016.  The increase is primarily due to higher minimum rent at existing properties, as well as a net increase from property acquisition and disposition activity, partially offset by lower recovery income at existing properties.
Real estate tax expense for the nine months ended September 30, 2017 increased $1.0 million, or 3.0% from 2016, primarily due to acquisitions completed during the fourth quarter 2016 and first quarter 2017, net of properties sold during 2016 and 2017.

Recoverable operating expense for the nine months ended September 30, 2017 decreased $0.5 million, or 2.5%, from 2016.  The decrease is a result of lower net expense from property acquisition and disposition activity and lower expense at existing properties, partially offset by higher expenses at our Florida properties caused by Hurricane Irma.

Non-recoverable operating expense for the nine months ended September 30, 2017 increased $0.7 million, or 25.6% from 2016. The increase is primarily a result of ground rent expense at a property acquired in the fourth quarter of 2016.

Depreciation and amortization expense for the nine months ended September 30, 2017 decreased $0.5 million, or 0.8%, from 2016.  The decrease is primarily a result of property dispositions net of acquisitions, as well as the write-off of certain tenant specific assets at existing properties.

General and administrative expense for the nine months ended September 30, 2017 increased $1.7 million or 10.0% from 2016.  The increase was primarily due to higher outside professional fees and severance expense, partially offset by a decrease in performance awards.

During the nine months ended September 30, 2017, we recorded an impairment provision totaling $8.4 million on shopping centers classified as income producing. The adjustment was triggered by changes in the associated market price, as well as a purchase price reduction at a property sold in the third quarter of 2017.

Gain on sale of real estate was $35.9 million for the nine months ended September 30, 2017 and $35.7 million during the same period in 2016. Refer to Note 3 Property Acquisitions and Dispositions of the notes to the condensed consolidated financial statements for further information related to our 2017 dispositions.

Earnings from unconsolidated joint ventures for the nine months ended September 30, 2017 decreased $0.11 million or 33.8% as a result of our exit from one of our joint ventures in the second quarter of 2016.

Interest expense for the nine months ended September 30, 2017 increased $0.1 million or 0.2% from 2016. The decrease is primarily a result of a 40 basis point decline in our weighted average interest rate, partially offset by an 8% increase in our average outstanding debt, lower debt premium amortization and less capitalized interest.

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

At September 30, 2017, we had $4.8 million in cash and cash equivalents and $5.3 million in restricted cash and escrows. Restricted cash and escrows was comprised of funds held in escrow to pay real estate taxes, insurance premiums, and certain capital expenditures.

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

We have $36.3 million of mortgage debt maturing in early 2018 that we anticipate repaying in the fourth quarter of 2017 with proceeds from a private placement of unsecured long-term debt.

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

As of September 30, 2017, $199.7 million was available to be borrowed under our unsecured revolving credit facility subject to continuing compliance with maintenance covenants that may affect availability.

For the nine months ended September 30, 2017, our cash flows were as follows compared to the same period in 2016:

	Nine Months Ended September 30,
	2017	2016
	(In thousands)
Net cash provided by operating activities	$88,858	$89,763
Net cash (used in) provided by investing activities	(86,541)	39,051
Net cash used in financing activities	(1,118)	(131,828)

Operating Activities

Net cash provided by operating activities decreased $0.9 million compared to 2016 primarily due to lower net income including amounts for depreciation and amortization, restricted share and long term incentive compensation expense, and changes in operating assets and liabilities, partially offset by higher provision for impairment.

Investing Activities

Net cash used in investing activities increased $125.6 million compared to 2016 primarily due to real estate acquisitions, offset by lower development and capital improvements and higher disposition proceeds.

Financing Activities

Net cash used in financing activities decreased $130.7 million compared to 2016 primarily due to the net activity associated with our revolving credit facility and mortgages notes, deferred financing payments associated with our revolving credit facility and increased dividends.

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

On August 31, 2017, our Board of Trustees declared a quarterly cash dividend distribution of $0.22 per common share paid to common shareholders of record as of September 20, 2017, unchanged from the per share dividend declared for the same period in 2016.  Future dividends will be declared at the discretion of our Board of Trustees.  On an annual basis, we intend to make distributions to shareholders of at least 90% of our REIT taxable income, excluding net capital gains, in order to maintain our qualification as a REIT.  On an annualized basis, our current dividend is above our estimated minimum required distribution.

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

Additionally, we declared a quarterly cash dividend of $0.90625 per preferred share to preferred shareholders of record as of September 20, 2017, unchanged from the per share dividend declared for the same period in 2016.

	Nine Months Ended September 30,
	2017	2016
	(In thousands)
Net cash provided by operating activities	$88,858	$89,763

Cash distributions to preferred shareholders	(5,026)	(5,026)
Cash distributions to common shareholders and deferred shares	(52,653)	(50,176)
Cash distributions to operating partnership unit holders	(1,266)	(1,245)
Total distributions	(58,945)	(56,447)

Surplus	$29,913	$33,316

In June 2016, we commenced a new equity distribution agreement that registered up to 8.0 million common shares for issuance from time to time, in our sole discretion. For the nine months ended September 30, 2017, we did not issue any common shares through the arrangement. The shares issuable in the new distribution agreement are registered with the Securities and Exchange Commission (“SEC”) on our registration statement on Form S-3 (No. 333-211925).

Debt

At September 30, 2017, the Company had $149.0 million outstanding on our revolving credit facility, $158.3 million of fixed rate mortgage loans encumbering certain properties, $210.0 million of unsecured term loan facilities, $535.0 million in senior unsecured notes and $28.1 million of junior subordinated notes.

In the third quarter of 2017, the Company completed nine dispostions generating net proceeds of approximately $93.5 million.
On September 14, 2017, the Company closed on its amended and restated $350.0 million unsecured revolving credit facility. The credit facility matures September 2021 and may be extended one year to 2022 through two six-month options. Borrowings on the credit facility will be priced at LIBOR plus a margin of between 1.30% and 1.95% based on the Company's leverage ratio as calculated under the credit facility. Additionally, the facility allows for increased borrowing capacity up to $650.0 million through an accordion feature.
In addition, the Company had interest rate swap derivative instruments in effect for an aggregate notional amount of $270.0 million converting a portion of our floating rate corporate debt to fixed rate debt.  After taking into account the impact of converting our variable rate debt to fixed rate debt by use of the interest rate swap agreements, at September 30, 2017, we had $177.1 million of variable rate debt outstanding.

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

As of September 30, 2017, we had three equity investments in unconsolidated joint ventures in which we owned 30% or less of the total ownership interest and accounted for these entities under the equity method. Refer to Note 4 Equity Investments in Unconsolidated Joint Ventures of the notes to the condensed consolidated financial statements for more information.

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

Contractual Obligations

The following are our contractual cash obligations as of September 30, 2017:

	Payments due by period
Contractual Obligations	Total	Less than 1 year (1)	1-3 years	4-5 years	More than 5 years
	(In thousands)
Mortgages and notes payable:
Scheduled amortization	$16,164	$822	$8,095	$3,956	$3,291
Payments due at maturity	1,064,298	—	139,165	311,949	613,184
Total mortgages and notes payable (2)	1,080,462	822	147,260	315,905	616,475
Interest expense (3)	275,551	10,942	122,157	60,179	82,273
Employment contracts	3,226	414	2,812	—	—
Capital lease (4)	1,600	100	300	200	1,000
Operating leases	101,003	373	3,635	1,712	95,283
Construction commitments	26,561	26,561	—	—	—
Development obligations	5,369	529	1,681	591	2,568
Total contractual obligations	$1,493,772	$39,741	$277,845	$378,587	$797,599

(1)	Amounts represent balance of obligation for the remainder of 2017.

(2)	Excludes $4.3 million of unamortized mortgage debt premium and $3.2 million in net deferred financing costs.

(3)	Variable-rate debt interest is calculated using rates at September 30, 2017.

(4)	Includes interest payments associated with the capital lease obligation.

We anticipate that the combination of cash on hand, cash provided from operating activities, the availability under our revolving credit facility ($199.7 million at September 30, 2017 subject to compliance with covenants), our access to the capital markets, and the sale of existing properties will satisfy our expected working capital and capital expenditure requirements through at least the next 12 months.  Although we believe that the combination of factors discussed will provide sufficient liquidity, no assurance can be given.

At September 30, 2017, we did not have any contractual obligations that required or allowed settlement, in whole or in part, with consideration other than cash.

Mortgages and notes payable

See the analysis of our debt included in “Liquidity and Capital Resources.”

Employment Contracts

At September 30, 2017, we had employment contracts with our Chief Executive, Chief Financial and Chief Operating Officers that contain minimum guaranteed compensation.  All other employees are subject to at-will employment.

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

Construction Costs

In connection with the development and expansion of various shopping centers as of September 30, 2017, we have entered into agreements for construction activities with an aggregate cost of approximately $26.6 million.

Planned Capital Spending

We are focused on our core strengths of enhancing the value of our existing portfolio of shopping centers through successful leasing efforts and the completion of our development and redevelopment projects currently in process.

In addition to the construction agreements of approximately $26.6 million we have entered into as of September 30, 2017, we anticipate spending an additional $15.0 million to $25.0 million for the remainder of 2017 for development and redevelopment projects, tenant improvements, and leasing costs.  Estimates for future spending will change as new projects are approved.

Disclosures regarding planned capital spending, including estimates regarding timing of tenant openings, capital expenditures and occupancy are forward-looking statements and certain significant factors discussed elsewhere in this document and our other filings with the SEC, including our Annual Report on Form 10-K could cause the actual results to differ materially.

Capitalization

At September 30, 2017 our total market capitalization was $2.2 billion and is detailed below:

(In thousands)
Net debt (including property-specific mortgages, unsecured revolving credit facility, term loans and capital lease obligation net of $4.8 million in cash)	$1,076,747
Common shares, OP units, and dilutive securities based on market price of $13.01 at September 30, 2017	$1,059,834
Convertible perpetual preferred shares based on market price of $54.12 at September 30, 2017	$100,068
Total market capitalization	2,236,649

Net debt to total market capitalization(1)	48.1%

Outstanding letters of credit issued under our revolving credit facility totaled approximately $1.3 million at September 30, 2017.

At September 30, 2017, the non-controlling interest in the Operating Partnership was approximately 2.4%.  The OP Units outstanding may, under certain circumstances, be exchanged for our common shares of beneficial interest on a one-for-one basis.  We, as sole general partner of the Operating Partnership, have the option, but not the obligation, to settle exchanged OP Units held by others in cash based on the current trading price of our common shares of beneficial interest.  Assuming the exchange of all OP Units, there would have been approximately 81.3 million common shares of beneficial interest outstanding at September 30, 2017, with a market value of approximately $1.1 billion.

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

Funds from Operations

We consider funds from operations, also known as “FFO”, to be an appropriate supplemental measure of the financial performance of an equity REIT.  Under the National Association of Real Estate Trusts ("NAREIT") definition, FFO represents net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of depreciable property and excluding impairment provisions on depreciable real estate or on investments in non-consolidated investees that are driven by measurable decreases in the fair value of depreciable real estate held by the investee, plus depreciation and amortization, (excluding amortization of financing costs). Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect funds from operations on the same basis.

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

The following table illustrates the reconciliation of net income available to common shareholders to FFO to Operating FFO:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In thousands, except per share data)
Net income	$29,629	$13,868	$49,295	$54,031
Net income attributable to noncontrolling partner interest	(696)	(326)	(1,158)	(1,282)
Preferred share dividends	(1,675)	(1,675)	(5,026)	(5,026)
Net income available to common shareholders	27,258	11,867	43,111	47,723
Adjustments:
Rental property depreciation and amortization expense	23,071	23,201	69,104	69,680
Pro-rata share of real estate depreciation from unconsolidated joint ventures	77	74	229	237
Gain on sale of depreciable real estate	(23,841)	(9,359)	(35,032)	(34,108)
Gain on sale of joint venture depreciable real estate (1)	—	—	—	(26)
Provision for impairment on income-producing properties	1,885	—	8,423	—
Other gain on unconsolidated joint ventures (2)	—	—	—	(215)
FFO available to common shareholders	28,450	25,783	85,835	83,291
Noncontrolling interest in Operating Partnership (1)	—	326	1,158	1,282
Preferred share dividends (assuming conversion)	1,675	1,675	5,026	5,026
FFO available to common shareholders and dilutive securities	30,125	27,784	92,019	89,599

Gain on sale of land	(704)	—	(889)	(1,576)
Provision for impairment on land available for development or sale	—	977	—	977
Severance expense	88	369	655	450
Loss on extinguishment of debt	—	847	—	847
Acquisition costs	—	55	—	118
Cost associated with early extinguishment of debt	81	—	81	—
Operating FFO available to common shareholders and dilutive securities	$29,590	$30,032	$91,866	$90,415

Weighted average common shares	79,381	79,249	79,337	79,226
Shares issuable upon conversion of Operating Partnership Units (1)	—	1,917	1,917	1,951
Dilutive effect of restricted stock	165	188	176	178
Shares issuable upon conversion of preferred shares (2)	6,713	6,592	6,713	6,592
Weighted average equivalent shares outstanding, diluted	86,259	87,946	88,143	87,947

Diluted earnings per share (3)	$0.33	$0.15	$0.54	$0.60
Per share adjustments for FFO available to common shareholders and dilutive securities	0.02	0.17	0.50	0.42
FFO available to common shareholders and dilutive securities per share, diluted	$0.35	$0.32	$1.04	$1.02

Per share adjustments for Operating FFO available to common shareholders and dilutive securities	(0.01)	0.02	—	0.01
Operating FFO available to common shareholders and dilutive securities per share, diluted	$0.34	$0.34	$1.04	$1.03

(1)
The total non-controlling interest reflects OP units convertible 1:1 into common shares. The Company's net income for the three months ended September 30, 2017 (largely driven by gains on real estate sales), results in an allocation to OP units of $696 and an income per OP unit ratio of $0.363 (based on 1,917 weighted avg. OP units outstanding).  Basic FFO for the quarter approximates $0.358 per share.  In instances when the OP unit ratio exceeds basic FFO, the OP units are considered anti-dilutive, and as a result are not included in the calculation of fully diluted FFO and Operating FFO for the three months ended September 30, 2017.

(2)
Series D convertible preferred shares are paid annual dividends of $6.7 million and are currently convertible into approximately 6.7 million shares of common stock. They are dilutive only when earnings or FFO exceed approximately $0.25 per diluted share per quarter, which was the case for FFO for the three and nine months ended September 30, 2017 and 2016. The conversion ratio is subject to adjustment based upon a number of factors, and such adjustment could affect the dilutive impact of the Series D convertible preferred shares on earnings per share and FFO in future periods.

(3)	The denominator to calculate diluted earnings per share excludes shares issuable upon conversion of OP units and preferred shares for the three and nine months ended September 30, 2017 and 2016.

Same Property Operating Income

Same Property Operating Income ("Same Property NOI with Redevelopment") is a supplemental non-GAAP financial measure of real estate companies' operating performance. Same Property NOI with Redevelopment is considered by management to be a relevant performance measure of our operations because it includes only the NOI of comparable properties for the reporting period. Same Property NOI with Redevelopment excludes acquisitions and dispositions. Same Property NOI with Redevelopment is calculated using consolidated operating income and adjusted to exclude management and other fee income, depreciation and amortization, general and administrative expense, provision for impairment and non-comparable income/expense adjustments such as straight-line rents, lease termination fees, above/below market rents, and other non-comparable operating income and expense adjustments.

In addition to Same Property NOI with Redevelopment, the Company also believes Same Property NOI without Redevelopment to be a relevant performance measure of our operations. Same Property NOI without Redevelopment follows the same methodology as Same Property NOI with Redevelopment, however it excludes redevelopment activity that significantly impacts the entire property, as well as lesser redevelopment activity where we are adding GLA or retenanting a specific space. A property is designated as redevelopment when projected costs exceed $1.0 million, and the construction impacts approximately 20% or more of the income producing property's gross leasable area ("GLA") or the location and nature of the construction significantly impacts or disrupts the daily operations of the property. Redevelopment may also include a portion of certain properties designated as same property for which we are adding additional GLA or retenanting space.

Acquisition and redevelopment properties removed from the pool will not be added until owned and operated or construction is complete for the entirety of both periods being compared. Same Property NOI with Redevelopment and Same Property NOI without Redevelopment should not be considered as alternatives to net income in accordance with GAAP or as a measure of liquidity.  Our method of calculating Same Property NOI with Redevelopment and Same Property NOI without Redevelopment may differ from methods used by other REITs and, accordingly, may not be comparable to such other REITs.

The following is a summary of our wholly owned properties for the periods noted with consistent classification in the prior period:

	Three Months Ended September 30,		Nine Months Ended September 30,
Property Designation	2017	2016	2017	2016
Same-property	53	53	53	53
Acquisitions (1)	3	3	3	3
Redevelopment (2)	4	4	4	4
Total wholly owned properties	60	60	60	60

(1) Includes the following properties not owned in both comparable periods: Centennial Shops, Providence Marketplace and Webster Place.
(2) Includes the following properties: Hunter's Square, West Oaks, Woodbury Lakes, and Deerfield Towne Center. The entire property indicated for each period is completely excluded from same property NOI.

The following is a reconciliation of our net income available to commons shareholders to Same Property NOI:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)

Net income available to common shareholders	$27,258	$11,867	$43,111	$47,723
Adjustments to reconcile to Same Property NOI:
Preferred share dividends	1,675	1,675	5,026	5,026
Net income attributable to noncontrolling interest	696	326	1,158	1,282
Income tax provision	65	133	119	234
Interest expense	11,586	11,140	33,871	33,818
Earnings from unconsolidated joint ventures	(81)	(119)	(223)	(337)
Gain on sale of real estate	(24,545)	(9,359)	(35,920)	(35,684)
Gain on remeasurement of unconsolidated joint venture	—	—	—	(215)
Other expense, net	(123)	158	612	307
Management and other fee income	(88)	(73)	(314)	(429)
Depreciation and amortization	23,130	23,245	69,282	69,806
Acquisition costs	—	55	—	118
General and administrative expenses	5,952	5,787	18,775	17,075
Provision for impairment	1,885	977	8,423	977
Amortization of lease inducements	44	(29)	131	177
Amortization of acquired above and below market lease intangibles	(1,160)	(772)	(3,267)	(2,329)
Lease termination fees	(27)	—	(60)	(68)
Straight-line ground rent expense	70	—	211	—
Amortization of acquired ground lease intangibles	6	—	19	—
Costs associated with early extinguishment of debt	—	847	—	847
Straight-line rental income	(608)	(623)	(1,797)	(1,436)
NOI	45,735	45,235	139,157	136,892
NOI from Other Investment Properties	(4,067)	(4,143)	(14,322)	(14,852)
Same Property NOI with Redevelopment	41,668	41,092	124,835	122,040
NOI from Redevelopment	(5,980)	(5,577)	(17,974)	(16,105)
Same Property NOI without Redevelopment	$35,688	$35,515	$106,861	$105,935

Period-end Occupancy percent without Redevelopment	92.2%	93.5%	92.2%	93.5%

The following table summarizing GLA and NOI at properties for which we are adding additional GLA or retenanting space. The property is included in same property NOI with Redevelopment, however a portion of GLA and NOI is excluded.

		Portion of GLA & NOI Impacted by Redevelopment
		Three Months Ended September 30,				Nine Months Ended September 30,
	Stable	2017		2016		2017		2016
Property	GLA	GLA	NOI	GLA	NOI	GLA	NOI	GLA	NOI
		(In thousands)
Mission Bay	214	52	$(401)	52	$(178)	52	$(1,074)	52	$(555)
River City Maketplace	557	6	(39)	6	—	6	(61)	6	—
Shops on Lane	168	4	(27)	4	—	4	(81)	4	—
Spring Meadows	241	74	(202)	74	(59)	74	(495)	74	(142)
The Shoppes at Fox River	291	45	(111)	45	(14)	45	(281)	45	(14)
Town & Country	154	31	(155)	31	—	31	(351)	31	(61)
Total adjustments		212	$(935)	212	$(251)	212	$(2,343)	212	$(772)

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We have exposure to interest rate risk on our variable rate debt obligations.  Based on market conditions, we may manage our exposure to interest rate risk by entering into interest rate swap agreements to hedge our variable rate debt.  We are not subject to any foreign currency exchange rate risk or commodity price risk, or other material rate or price risks.  Based on our variable rate debt, interest rates and interest rate swap agreements in effect at September 30, 2017, a 100 basis point change in interest rates would impact our future earnings and cash flows by approximately $1.8 million annually.  We believe that a 100 basis point increase in interest rates would decrease the fair value of our total outstanding debt by approximately $1.9 million at September 30, 2017.

We had derivative instruments outstanding with an aggregate notional amount of $270.0 million as of September 30, 2017.  The agreements provided for swapping one-month LIBOR to fixed interest rates ranging from 1.46% to 2.15% and had expirations ranging from 2018 to 2023.  The following table sets forth information as of September 30, 2017 concerning our long-term debt obligations, including principal cash flows by scheduled amortization payment and scheduled maturity, weighted average interest rates of maturing amounts and fair market value:

	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
(In thousands)
Fixed-rate debt	$822	$39,132	$5,859	$102,269	$114,508	$640,747	$903,337	$880,835
Average interest rate	5.63%	4.72%	6.76%	4.01%	3.48%	4.27%	4.18%	3.95%
Variable-rate debt	$—	$—	$—	$—	$149,000	$28,125	$177,125	$177,125
Average interest rate	—%	—%	—%	—%	2.59%	4.61%	2.91%	2.91%

We estimated the fair value of our fixed rate mortgages using a discounted cash flow analysis, based on borrowing rates for similar types of borrowing arrangements with the same remaining maturity.  Considerable judgment is required to develop estimated fair values of financial instruments.  The table incorporates only those exposures that exist at September 30, 2017 and does not consider those exposures or positions which could arise after that date or firm commitments as of such date.  Therefore, the information presented therein has limited predictive value.  Our actual interest rate fluctuations will depend on the exposures that arise during the period and on market interest rates at that time.

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

We carried out an assessment as of September 30, 2017 of the effectiveness of the design and operation of our disclosure controls and procedures.  This assessment was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.  Based on such evaluation, our management, including our Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2017.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

RAMCO-GERSHENSON PROPERTIES TRUST

Date: November 2, 2017	By: /s/ DENNIS GERSHENSON Dennis Gershenson President and Chief Executive Officer (Principal Executive Officer)

Date: November 2, 2017	By: /s/ GEOFFREY BEDROSIAN Geoffrey Bedrosian Chief Financial Officer (Principal Financial Officer)

Date: November 2, 2017	By: /s/ RAYMOND J. MERK Raymond J. Merk Chief Accounting Officer (Principal Accounting Officer)